Form 10-Q
period 2007-09-30
First Guaranty Bancshares, Inc.
filed 2007-11-14
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2007

Commission File Number 000-52748

FIRST GUARANTY BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Louisiana	26-0513559
(State or other jurisdiction	(I.R.S. Employer
incorporation or organization)	Identification Number)

400 East Thomas Street
Hammond, Louisiana	70401
(Address of principal executive office)	(Zip Code)

(985) 345-7685
(Telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [ ]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]   No [X]

As of September 30, 2007, the registrant had 5,559,644 shares of $1 par value common stock which were issued and outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 30,	December 31,
	2007	2006
Assets	(unaudited)
Cash and cash equivalents:
Cash and due from banks	$19,130	$17,893
Interest-earning demand deposits with banks	117	131
Federal funds sold	3,292	6,793
Cash and cash equivalents	22,539	24,817

Interest-earning time deposits with banks	2,188	2,188

Investment securities:
Available for sale, at fair value	101,858	111,353
Held to maturity, at cost (estimated fair value of
$45,519 and $45,614, respectively)	46,597	46,999
Investment securities	148,455	158,352

Federal Home Loan Bank stock, at cost	2,700	2,264
Loans held for sale	35,648	1,049

Loans, net of unearned income	587,478	507,195
Less: allowance for loan losses	6,878	6,675
Net loans	580,600	500,520

Intangible assets, net	4,786	456
Premises and equipment, net	15,965	13,593
Other real estate, net	220	2,540
Accrued interest receivable	6,510	5,378
Other assets	2,633	3,330
Total Assets	$822,244	$714,487

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing demand	$121,152	$122,540
Interest-bearing demand	203,719	185,308
Savings	45,425	41,161
Time	333,609	277,284
Total deposits	703,905	626,293

Short-term borrowings	45,766	6,584
Accrued interest payable	3,189	3,070
Long-term borrowings	3,104	17,984
Other liabilities	1,258	1,353
Total Liabilities	757,222	655,284

Stockholders' Equity
Common stock:
$1 par value - authorized 100,000,000 shares; issued and
outstanding 5,559,644 shares	5,560	5,560
Surplus	26,459	26,459
Retained earnings	33,512	28,089
Accumulated other comprehensive loss	(509)	(905)
Total Stockholders' Equity	65,022	59,203
Total Liabilities and Stockholders' Equity	$822,244	$714,487

See Notes to Financial Statements.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(dollars in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Interest Income:
Loans (including fees)	$12,459	$10,906	$34,115	$30,130
Loans held for sale	196	7	267	16
Deposits with other banks	16	25	62	70
Securities (including FHLB stock)	2,092	2,511	6,565	7,356
Federal funds sold	25	13	273	46
Total Interest Income	14,788	13,462	41,282	37,618

Interest Expense:
Demand deposits	1,580	1,583	4,865	4,086
Savings deposits	66	46	171	119
Time deposits	3,538	2,816	9,758	8,056
Borrowings	495	718	970	1,675
Total Interest Expense	5,679	5,163	15,764	13,936

Net Interest Income	9,109	8,299	25,518	23,682
Provision for loan losses	71	1,030	679	3,619
Net Interest Income after Provision for Loan Losses	9,038	7,269	24,839	20,063

Noninterest Income:
Service charges, commissions and fees	962	924	2,797	2,658
Net losses on sale of securities	(180)	(170)	(408)	(170)
Net gains on sale of loans	32	19	108	41
Other	256	212	808	717
Total Noninterest Income	1,070	985	3,305	3,246

Noninterest Expense:
Salaries and employee benefits	2,483	1,976	7,073	5,838
Occupancy and equipment expense	672	558	1,907	1,741
Net cost from other real estate & repossessions	175	569	599	193
Other	2,369	2,104	6,201	6,068
Total Noninterest Expense	5,699	5,207	15,780	13,840

Income Before Income Taxes	4,408	3,047	12,364	9,469
Provision for income taxes	1,589	1,043	4,329	3,241
Net Income	$2,819	$2,004	$8,035	$6,228

Per Common Share:
Earnings	$0.51	$0.36	$1.45	$1.12
Cash dividends paid	$0.16	$0.15	$0.47	$0.45

Weighted Average Common Shares Outstanding	5,559,644	5,559,644	5,559,644	5,559,644

See Notes to Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
(dollars in thousands, except per share data)

					Accumulated
	Common	Common			Other
	Stock	Stock		Retained	Comprehensive
	$1 Par	$5 Par	Surplus	Earnings	Income/(Loss)	Total

Balance December 31, 2005	$5,076	$2,416	$24,527	$22,622	$(718)	$53,923
Net income	-	-	-	6,228	-	6,228
Reclassification of $5 par value into $1 par value (1)	484	(2,416)	1,932	-	-	-
Change in unrealized loss
on available for sale securities,
net of reclassification adjustments and taxes	-	-	-	-	(84)	(84)
Comprehensive income						6,144
Cash dividends on common stock ($0.45 per share)	-	-	-	(2,501)	-	(2,501)
Balance September 30, 2006	$5,560	$-	$26,459	$26,349	$(802)	$57,566

Balance December 31, 2006	$5,560	$-	$26,459	$28,089	$(905)	$59,203
Net income	-	-	-	8,035	-	8,035
Change in unrealized loss
on available for sale securities,
net of reclassification adjustments and taxes	-	-	-	-	396	396
Comprehensive income						8,431
Cash dividends on common stock ($0.47 per share)	-	-	-	(2,612)	-	(2,612)
Balance September 30, 2007	$5,560	$-	$26,459	$33,512	$(509)	$65,022

(1)To effect a reclassification combining the $5 par value common stock with the $1 par value common stock, approved by the Bank's shareholders on May 18, 2006.

See Notes to Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash Flows From Operating Activities
Net income	$8,035	$6,228
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	679	3,619
Depreciation and amortization	150	1,215
Loss on sale of securities	408	170
Gain on sale of assets	(108)	(29)
ORE writedowns and loss (gain) on disposition	410	(147)
FHLB stock dividends	(98)	(89)
Net increase in loans held for sale	(599)	(1,115)
Change in other assets and liabilities, net	(1,086)	(1,555)
Net Cash Provided By Operating Activities	7,791	8,297

Cash Flows From Investing Activities
Proceeds from maturities and calls of HTM securities	395	472
Proceeds from maturities, calls and sales of AFS securities	444,307	5,937
Funds invested in AFS securities	(388,855)	(10,980)
Proceeds from sale of Federal Home Loan Bank stock	1,755	-
Funds invested in Federal Home Loan Bank stock	-	(1,673)
Net increase in loans	(41,264)	(31,304)
Purchases of premises and equipment	(592)	(695)
Proceeds from sales of other real estate owned	2,887	3,178
Cash paid in excess of cash received in acquisition	(10,646)	-
Net Cash Provided By (Used In) Investing Activities	7,987	(35,065)

Cash Flows From Financing Activities
Net increase in deposits	10,166	6,727
Net increase in federal funds purchased and short-term borrowings	39,181	4,060
Proceeds from long-term borrowings	-	30,000
Repayment of long-term borrowings	(64,791)	(17,739)
Dividends paid	(2,612)	(2,501)
Net Cash (Used In) Provided By Financing Activities	(18,056)	20,547

Net Decrease In Cash and Cash Equivalents	(2,278)	(6,221)
Cash and Cash Equivalents at the Beginning of the Period	24,817	28,451
Cash and Cash Equivalents at the End of the Period	$22,539	$22,230

Noncash Activities:
Loans transferred to foreclosed assets	$978	$7,188

Cash Paid During The Period:
Interest	$15,802	$13,047
Income taxes	$4,400	$5,190

See Notes to Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements and the footnotes of First Guaranty Bancshares, Inc. (the “Company”) thereto should be read in conjunction with the audited financial statements and note disclosures for First Guaranty Bank (the “bank”) previously filed with the FDIC in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2006 and filed with the Securities and Exchange Commission under cover of Form 8-K12G3.
The consolidated financial statements include the accounts of First Guaranty Bancshares, Inc. and its wholly owned subsidiary First Guaranty Bank.  All significant intercompany balances and transactions have been eliminated in consolidation. The 2006 financial statements contained herein are those of First Guaranty Bank as the predecessor entity.
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations for the nine-month period ended September 30, 2007 are not necessarily indicative of the results expected for the full year.
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are susceptible to significant change in the near term are the allowance for loan losses, valuation of goodwill, intangible assets and other purchase accounting adjustments.

Note 2. Reorganization
On July 27, 2007, First Guaranty Bancshares, Inc. became the holding company for First Guaranty Bank pursuant to an Agreement and Plan of Exchange dated as of July 27, 2007 (the “Agreement”). Pursuant to the Agreement, on the Effective Date, each issued and outstanding share of the bank’s common stock, par value $1.00 per share, automatically was converted into and exchanged for one share of the Company’s common stock, par value $1.00 per share.  No stockholders exercised dissenters’ rights of appraisal.  On the Effective Date, the bank became a wholly owned subsidiary of the Company and the stockholders of the bank became stockholders of the Company.  No additional shares were offered or sold in connection with the Reorganization.

Note 3. Acquisition Activity
On July 30, 2007, the Company acquired all of the outstanding stock of Homestead Bancorp, Inc., the holding company for Homestead Bank located in Ponchatoula, Louisiana, for approximately $12.1 million in cash.  Homestead Bank and First Guaranty Bank were also merged on July 30, 2007. This transaction was recorded using the purchase accounting method. The Company received the following:

(in thousands)
Cash and cash equivalents	$ 1,494
Securities	45,000
Loans, net	74,473
Premises and equipment, net	2,448
Core deposit and other intangibles	4,485
Other assets	2,143
Deposits	(67,446)
Borrowings	(49,911)
Other liabilities	(546)
Total purchase price	$ 12,140

The acquisition resulted in $4.5 million of intangible assets which includes $1.4 million of goodwill, $2.5 million of core deposit intangibles and $600,000 in mortgage servicing rights.  The goodwill acquired is not tax deductible. The core deposit intangible is being amortized over the estimated useful life of seven years using the straight line method.
The merger increased the branch franchise from 16 locations to 18 locations and extends the Company’s presence to Walker, Louisiana.
The Company borrowed $12.1 million to acquire Homestead Bancorp, Inc. and Homestead Bank. The Company repaid the debt with cash received from the sale of Homestead Bank securities. The Company sold $46.4 million of securities owned by Homestead Bank, which comprised of $40.6 million in mortgage-backed securities and $5.8 million in mutual funds. In addition, the Company prepaid $25.2 million in Homestead Bank short- and long-term FHLB advances.

On July 31, 2007, First Guaranty Bancshares, Inc., a Louisiana corporation, and Douglass Bancorp, Inc., a Kansas corporation, Douglass National Bank, a national bank headquartered in Kansas, and Fannie Mae, a Congressionally chartered federal instrumentality that is deemed a citizen of the District of Columbia entered into a Stock Purchase Agreement pursuant to which, among other things, First Guaranty Bancshares, Inc. would acquire all of the issued and outstanding shares of capital stock of Douglass National Bank and all of the outstanding and unexercised options of Douglass National Bank.
Under the terms and subject to the conditions of the Stock Purchase Agreement, all of the outstanding common stock of Douglass National Bank would be cancelled in exchange for an amount of cash with out interest equal to the adjusted book value of Douglass National Bank immediately prior to the closing.
On October 5, 2007, First Guaranty Bancshares, Inc. advised Douglass Bancorp, Inc and Fannie Mae of its intent to terminate the Stock Purchase Agreement by and among First Guaranty Bancshares, Inc., Douglass Bancorp, Inc., Douglass National Bank and Fannie Mae dated July 31, 2007.
In deciding to terminate the Agreement, First Guaranty Bancshares, Inc. noted that since the signing of the Stock Purchase Agreement several members of the Douglass Board of Directors, despite having voted to approve the Stock Purchase Agreement, had repeatedly expressed their displeasure with the purchase price to be paid to acquire Douglass National Bank. First Guaranty Bancshares, Inc. had been informed that shareholder approval of the transaction, as required by Section 9.01(a) of the agreement, was unlikely to be obtained unless the consideration was increased. First Guaranty Bancshares, Inc. was also informed that no agreement to settle the claims of Douglass’ creditors, as required by Section 9.02(i) of the agreement, appeared to be forthcoming.  Both of these items were required as conditions precedent for First Guaranty Bancshares, Inc. to proceed with the acquisition.  Douglass had also failed to deliver voting agreements, as required by the agreement, in spite of repeated requests. Douglass had also failed to initiate preparation of the financial information for the year ended December 31, 2006 and failed to timely deliver proxy materials as required by the Stock Purchase Agreement. In light of significantly escalating out-of-pocket costs as well as these developments, First Guaranty Bancshares, Inc. elected to terminate the agreement.
First Guaranty Bancshares, Inc. does not expect to incur any material early termination penalties as a result of this transaction.

Note 4. Loans and Allowance for Loan Losses
           Loans at September 30, 2007 (unaudited) and December 31, 2006 were as follows:

	September 30,		December 31,
	2007		2006
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Real estate loans:
Construction and land development	$ 97,294	16.5%	$ 50,886	10.0%
Farmland	25,840	4.4%	25,582	5.0%
One to four family residential	79,450	13.5%	65,973	13.0%
Multifamily	13,581	2.3%	14,702	2.9%
Non-farm non-residential	247,189	42.2%	256,176	50.5%
Total real estate loans	$ 463,354	78.8%	$ 413,319	81.4%

Non-real estate loans:
Agricultural	$ 21,390	3.6%	$ 16,359	3.2%
Commercial and industrial	79,563	13.5%	59,072	11.7%
Consumer and other	23,718	4.0%	18,880	3.7%
Total loans before unearned income	588,025	100.0%	507,630	100.0%
Less: unearned income	(547)		(435)
Total loans after unearned income	$ 587,478		$ 507,195

               Changes in the allowance for loan losses for the nine months ended September 30, 2007 (unaudited) and the year ended December 31, 2006 are as follows:

	September 30,	December 31,
	2007	2006
	(in thousands)

Balance beginning of period	$6,675	$7,597
Additional provision from acquisition	325	-
Provision charged to expense	679	4,419
Loans charged off	(1,893)	(5,888)
Recoveries	1,092	547
Allowance for loan losses	$6,878	$6,675

In the first nine months of 2007, the provision charged to expense totaled $679,000. The decrease in the provision reflects the higher provision in 2006 primarily for home mortgage loans that involved irregularities. See Note 5 for additional information. The loans charged off during 2007, totaling $1.9 million, also reflected a decrease due to elevated numbers in 2006 primarily associated with the home mortgage loans. Recoveries totaled $1.1 million at September 30, 2007 compared to $0.5 million at December 31, 2006.
In July 2007, the Company signed a Final Release and Settlement Agreement with BankInsurance, Inc., the Company’s insurance company, for a claim made by the Company under the Financial Institution Bond for the suspected fraudulent mortgage loans (see Note 5). Under this Release and Agreement, the Company received $1.1 million. After attorney fees and expenses, the Company recorded a loan recovery totaling $731,000 in July 2007. This transaction also resulted in a reversal of the provision totaling $300,000 also recorded in July 2007.

Note 5. Mortgage Loans
In 2005, the Company discovered mortgage loans and commitments originated in one branch which involved irregularities that suggest that many of these mortgage loans had been made against overvalued collateral on the basis of misleading loan applications. As of December 31, 2006 the aggregate principal balance on these loans was approximately $2.5 million. The allowance for loan losses to provide for any potential future losses relating to these 11 remaining home mortgage loans totaled $206,000. For the year ended December 31, 2006, the Company charged off approximately $4.6 million as a result of these mortgage loans. As of September 30, 2007 the aggregate principal balance on these loans was approximately $0.8 million. At September 30, 2007, the Company allocated $178,000 of the $6.9 million allowance for loan losses in order to provide for potential losses relating to the four remaining home mortgage loans.

Note 6. Goodwill and Other Intangible Assets
    The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  Under these rules, goodwill and other intangible assets are deemed to have indefinite lives are not amortized, but are subjected to annual impairment tests. Other intangible assets are amortized over their useful lives. Management is not aware of any events or changes which would indicate goodwill might be impaired.
As a result of the acquisition of Homestead Bancorp, Inc. and Homestead Bank, the Company added $1.4 million to goodwill, $2.5 million to core deposit intangibles and $600,000 in mortgage servicing rights.
The goodwill acquired is not tax deductible. The core deposit intangible is being amortized over the estimated useful life of seven years using the straight line method.

Note 7. Income Taxes
On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the consolidated financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company does not believe it has any unrecognized tax benefits included in its consolidated financial statements. The Company has not had any settlements in the current period with taxing authorities, nor has it recognized tax benefits as a result of a lapse of the applicable statute of limitations.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in noninterest expense. During the quarters ended September 30, 2007 and 2006, the Company has not recognized any interest or penalties in its consolidated financial statements, nor has it recorded an accrued liability for interest or penalty payments.
At this time, no tax years are under examination. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations for years before 2003.

Note 8.  Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, established a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurement.  The Statement is effective for the consolidated financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company anticipates that the adoption of SFAS No. 157 will not have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides the Company with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements to facilitate reporting between companies.  The fair value option established by this Statement permits the Company to choose to measure eligible items at fair value at specified election dates.  The Company shall then report unrealized gains and losses on items for which the fair value option has been elected in earnings at each reporting date subsequent to implementation.  The Statement is effective for consolidated financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is currently evaluating the effect the standard will have on its results of operations and financial condition.
In March 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 requires the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an officer or employee that extends to postretirement periods. An employer will be required to accrue, over the service period, a liability for the actuarial present value of the future death benefit as of the employee’s expected retirement date and record the accrual as a change in accounting principle through a cumulative-effect adjustment to retained earnings. The consensus is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company does not anticipate the guidance to have a material effect on the operating results or financial position of the Company.

Note 9. Subsequent Events
    In October 2007, the Company entered into an agreement with FannieMae to sell $30.0 million, plus or minus 5%, of eligible residential mortgage loans. By the end of October, the Company received proceeds totaling $29.6 million which comprised of $29.7 million in principal, $126,000 in interest and discounts totaling $164,000. All loans sold under this agreement were acquired by the Company in the Homestead acquisition (see Note 3).
On November 2, 2007, First Guaranty Bancshares, Inc., a Louisiana corporation and holding company for First Guaranty Bank, a Louisiana state banking corporation (“First Guaranty BHC”), and First Community Holding Company, a Louisiana corporation and holding company for First Community Bank, a Louisiana state banking corporation (“First Community BHC”), entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) pursuant to which, among other things, First Guaranty BHC will acquire all of the issued and outstanding shares of capital stock of First Community BHC and all of the outstanding and unexercised options of First Community BHC by virtue of the merger of a wholly-owned subsidiary of First Guaranty BHC (the “Interim Corporation”) with and into First Community BHC, with First Community BHC as the surviving corporation (the “Interim Merger”), followed by the merger of First Community BHC with and into First Guaranty BHC (the “Merger”).
Under the terms and subject to the conditions of the Merger Agreement, which has been approved by the Boards of Directors of First Guaranty BHC and First Community BHC, at the effective time of the Interim Merger (the “Effective Time”), all of the outstanding common stock of First Community BHC will be cancelled in exchange for $34.06 per share.  All of the outstanding and unexercised options to acquire shares of common stock of First Community BHC will be cancelled at the Effective Time in exchange for an amount in cash per outstanding and unexercised option equal to $26.06. Immediately following the Merger, First Community Bank will merge with and into First Guaranty Bank, with First Guaranty Bank as the sole surviving bank subsidiary of First Guaranty BHC. The purchase price will total approximately $19 million in cash.
On October 5, 2007, First Guaranty Bancshares, Inc. advised Douglass Bancorp, Inc and Fannie Mae of its intent to terminate a Stock Purchase Agreement by and among First Guaranty Bancshares, Inc., Douglass Bancorp, Inc., Douglass National Bank and Fannie Mae dated July 31, 2007. See Note 3 for additional information.
In deciding to terminate the Agreement, First Guaranty Bancshares, Inc. noted that since the signing of the Stock Purchase Agreement several members of the Douglass Board of Directors, despite having voted to approve the Stock Purchase Agreement, had repeatedly expressed their displeasure with the purchase price to be paid to acquire Douglass National Bank. First Guaranty Bancshares, Inc. had been informed that shareholder approval of the transaction, as required by Section 9.01(a) of the agreement, was unlikely to be obtained unless the consideration was increased. First Guaranty Bancshares, Inc. was also informed that no agreement to settle the claims of Douglass’ creditors, as required by Section 9.02(i) of the agreement, appeared to be forthcoming.  Both of these items were required as conditions precedent for First Guaranty Bancshares, Inc. to proceed with the acquisition.  Douglass had also failed to deliver voting agreements, as required by the agreement, in spite of repeated requests. Douglass had also failed to initiate preparation of the financial information for the year ended December 31, 2006 and failed to timely deliver proxy materials as required by the Stock Purchase Agreement. In light of significantly escalating out-of-pocket costs as well as these developments, First Guaranty Bancshares, Inc. elected to terminate the agreement.
First Guaranty Bancshares, Inc. does not expect to incur any material early termination penalties as a result of this transaction.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis is intended to highlight the significant factors affecting the Company's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data for the nine months ended September 30, 2007 and 2006 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly the Company's financial position and results of operations for such periods.

Third Quarter Overview
Financial highlights for the third quarter of 2007 are as follows:
•
Net income for the third quarter of 2007 and 2006 was $2.8 million and $2.0 million with earnings per common share of $0.51 and $0.36, respectively. Net income was $8.0 million and $6.2 million for the nine month periods ending September 30, 2007 and 2006, respectively. Earnings per common share were $1.45 and $1.12 for the nine month periods ending September 30, 2007 and 2006, respectively.

•
Net interest income for the third quarter of 2007 and 2006 was $9.1 million and $8.3 million while year-to-date net interest income was $25.5 million and $23.7 million, respectively. The net interest margin increased to 4.8% for the nine month period ended September 30, 2007 compared to 4.6% for the same period ended September 30, 2006.

•
The provision for loan losses for the third quarter of 2007 was $71,000 compared to $1.0 million for the third quarter of 2006. The provision for loan losses was $679,000 for the nine month period ending September 30, 2007 compared to $3.6 million for the same period in 2006. The decrease in the provision is primarily attributable to additional reserves in 2006 for home mortgage loans that involved some irregularities. See Note 3 for additional information. Other decreases were the result of an insurance settlement in which the Company recorded $731,000 in real estate loan recoveries in the third quarter. This transaction resulted in a reversal of the provision totaling $300,000. See Note 4 for additional information.

•
Noninterest income for the third quarter of 2007 was $1.1 million, up $85,000 when compared to the third quarter of 2006. Noninterest income was $3.3 million and $3.2 million for the nine month periods ending September 30, 2007 and 2006, respectively.

•
Noninterest expense for the third quarter of 2007 was $5.7 million, up $492,000 when compared to the third quarter of 2006. Included are increases of $507,000 in salaries and employee benefits, $113,000 in occupancy and equipment expense, and $266,000 in other noninterest expense. These increases in noninterest expense were offset by the reduction in the net cost of other real estate and repossessions totaling $394,000. For the first nine months of 2007, noninterest expense totaled $15.8 million, compared to $13.8 million from the same nine month period ended in 2006.

•
Total assets at September 30, 2007 were $822.2 million, up $107.8 million from $714.5 million at December 31, 2006.  Assets acquired from the Homestead Bank merger totaled approximately $130.0 million. The Company then sold securities and paid borrowings, reducing net assets acquired from the merger to $85.0. See Note 3 for additional information.

•
Loans, net of unearned income at September 30, 2007 were $587.5 million, up 15.8% or $80.3 million from $507.2 million at December 31, 2006. Approximately $74.8 million in loans was acquired as a result of the Homestead Bank merger.

•
Other real estate decreased $2.3 million from December 31, 2006 to September 30, 2007 primarily due to the foreclosure and sale of properties in 2006 relating to the home mortgage loans discussed in Note 5.

•
Total deposits were $703.9 million at September 30, 2007, up 12.4% or $77.6 million from December 31, 2006. Approximately $67.9 million in deposits were acquired as a result of the Homestead Bank merger.

•	Return on average assets for the nine month periods ended September 30, 2007 and 2006 were 1.43% and 1.15%, respectively and return on average equity for the same periods were 17.34% and 14.93%.
•	In September 2007, the Company’s Board of Directors declared a quarterly dividend of $0.16 per common share, a 6.7% increase compared to the same quarter of 2006.

Financial Condition

Changes in Financial Condition from December 31, 2006 to September 30, 2007

General.  Total assets increased by $107.8 million to $822.2 million at September 30, 2007 from $714.5 million at December 31, 2006. Assets acquired from the Homestead Bank merger totaled approximately $130.0 million. The Company then sold securities and paid borrowings, reducing net assets acquired from the merger to $85.0. See Note 3 for additional information.

Assets increased primarily from an increase in our loan portfolio. Loans increased to $587.5 million at September 30, 2007 from $507.2 million at December 31, 2006. In addition, at September 30, 2007, loans held for sale were $35.6 million reflecting the intent to sell approximately $34.0 million in 1-4 family residential loans to FannieMae (see Note 9), most of which were acquired in connection with the Homestead Bank merger (see Note 3). There was a decrease in investment securities of $9.9 million at September 30, 2007 from $158.4 million at December 31, 2006. The net change in securities purchased, sold and called was primarily from a reduction in public funds deposits requiring collateralization of deposits.

Investment Securities.  Investment securities at September 30, 2007 totaled $148.5 million compared to $158.4 million at December 31, 2006.  The net change in securities purchased, sold and called was primarily a result of the Company obtaining an additional $20 million in letters of credit from the Federal Home Loan Bank used for the purpose of collateralizing public fund deposits.

Mortgage Loans Held for Sale. Loans held for sale increased $34.6 million to $35.6 million at September 30, 2007 compared to $1.0 million at December 31, 2006. The increase is a result of intent to sell approximately $34.0 million in 1-4 family residential loans, which were acquired in the Homestead Bank merger (see Note 3), to FannieMae (see Note 9).

Loans. The origination of loans is our primary use of our financial resources and represents the largest component of earning assets. There are no significant concentrations of credit to any borrower or industry. A significant portion of our loan portfolio is secured primarily or secondarily by real estate.
Our net loan portfolio at September 30, 2007 totaled $580.6 million, an increase of approximately $80.1 million from the December 31, 2006 level of $500.5 million. Net loans include the reduction for the allowance for loan losses which totaled $6.9 million at September 30, 2007 and $6.7 million at December 31, 2006. Fixed rate loans increased from $247.2 million or 48.74% of the total loan portfolio at December 31, 2006 to $281.6 million, or 47.93% of the total loan portfolio at September 30, 2007. Loan charge-offs totaled $1.9 million during the first nine months of 2007, compared to $5.2 million during the same period of 2006.  Recoveries totaled $1.1 million and $479,000 during the first nine-month period of 2007 and 2006, respectively. The decreases in charge-offs in 2007 reflect a return to more normalized charge-off experience following the significantly higher charge-offs in 2006 reflecting fraudulent loan origination activity which occurred in 2005. A reversal of the provision totaling $300,000 was recorded in July 2007 from an insurance settlement between the Company and its insurance company.  See Note 4 for additional information.

Nonperforming Assets. Nonperforming assets consist of loans on which interest is no longer accrued, certain restructured loans where the interest rate or other terms have been renegotiated and real estate acquired through foreclosure (other real estate).
The accrual of interest is discontinued on loans when management believes there is reasonable uncertainty about the full collection of principal and interest or when the loan is contractually past due ninety days or more and not fully secured. If the principal amount of the loan is adequately secured, then interest income on such loans is subsequently recognized only in periods in which actual payments are received.
Nonperforming assets totaled $11.6 million or 1.4% of total assets at September 30, 2007, compared to $13.3 million, or 1.9% of total assets at December 31, 2006. Nonperforming assets decreased primarily from a reduction in other real estate totaling $2.3 million.
Other real estate totaled $220,000 as of September 30, 2007 compared to $2.5 million as of December 31, 2006. The decrease in other real estate was a result of the liquidation of the home mortgage loans involving irregularities. See Note 5 for additional information. Of the eight total properties held in other real estate, only one, with a principal balance of $160,000, is from foreclosures related to the home mortgage loans involving irregularities discussed below.

The table below sets forth the amounts and categories of our non-performing assets at September 30, 2007 (unaudited) and December 31, 2006.

	September 30,	December 31,
	2007	2006
	Amount	Amount
	(in thousands)
Nonaccraul loans:
Real estate loans:
Construction and land development	$1,012	$2,676
Farmland	565	33
One to four family residential	2,002	3,202
Multifamily	2	-
Non-farm non-residential	5,837	3,882
Total nonaccrual real estate loans	9,418	9,793
Non-real estate loans:
Agricultural	5	-
Commercial and industrial	953	267
Consumer and other	266	302
Total nonaccrual loans	$10,642	$10,362

Past due 90 days or more and still accruing:
Real estate loans:
One to four family residential	$696	$324
Non-real estate loans:
Consumer and other	2	-
Total loans past due 90 days or more and still accruing:	$698	$324

Other real estate	$220	$2,540
Restructed loans	-	51
Total nonperforming assets	$11,560	$13,277

    Allowance for Loan Losses. The Company maintains its allowance for loan losses at a level it considers sufficient to absorb potential losses embedded in the loan portfolio. The allowance is increased by the provision for anticipated loan losses as the well as recoveries of previously charged-off loans and is decreased by loan charge-offs. The provision is the necessary charge to current expense to provide for current loan losses and to maintain the allowance at an adequate level commensurate with Management's evaluation of the risks inherent in the loan portfolio. Various factors are taken into consideration when the Company determines the amount of the provision and the adequacy of the allowance. These factors include but are not limited to:
▪  Past due and nonperforming assets;
▪  Specific internal analysis of loans requiring special attention;
▪  The current level of regulatory classified and criticized assets and the associated risk factors with each;
▪  Changes in underwriting standards or lending procedures and policies;
▪  Charge-off and recovery practices;
▪  National and local economic and business conditions;
▪  Nature and volume of loans;
▪  Overall portfolio quality;
▪  Adequacy of loan collateral;
▪  Quality of loan review system and degree of oversight by its Board of Directors;
▪  Competition and legal and regulatory requirements on borrowers;
§  Examinations and review by the Company's internal loan review department, independent accountants and third-party independent loan review personnel; and
▪  Examinations of the loan portfolio by federal and state regulatory agencies.

The data collected from all sources in determining the adequacy of the allowance is evaluated on a regular basis by Management with regard to current national and local economic trends, prior loss history, underlying collateral values, credit concentrations and industry risks. An estimate of potential loss on specific loans is developed in conjunction with an overall risk evaluation of the total loan portfolio. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as new information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect Management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.
Provisions made pursuant to these processes totaled $679,000 in the first nine months of 2007 as compared to $3.6 million for the same period in 2006. Provisions are necessary to maintain the allowance at an adequate level based on loan risk factors and the levels of net loan charge-offs. The provisions made in the first nine months of 2007 were taken to provide for current loan losses and to maintain the allowance at an adequate level commensurate with Management’s evaluation of the risks inherent in the loan portfolio. The provisions made in the first nine months of 2006 were taken to strengthen the loan loss reserve and to cover mortgage loan irregularities. Total charge-offs were $1.9 million for first nine months of 2007 as compared to total charge-offs of $5.2 million for the same period in 2006. Recoveries were $1.1 million for the first nine months of 2007 as compared to recoveries of $479,000 for the same period in 2006. A reversal of the provision totaling $300,000 was recorded in July 2007 from an insurance settlement between the Company and its insurance company.  See Note 4 for additional information.
The allowance at September 30, 2007 was $6.9 million or 1.17% of total loans and 59.5% of nonperforming assets. Management believes that the current level of the allowance is adequate to cover losses in the loan portfolio given the current economic conditions, expected net charge-offs and nonperforming asset levels.
Other information relating to loans, the allowance for loan losses and other pertinent statistics follows.

	September 30,
	2007	2006
	(unaudited, in thousands)
Loans:
Average outstanding balance	$535,181	$504,130
Balance at end of period	$587,478	$511,015

Allowance for Loan Losses:
Balance at beginning of year	$6,675	$7,597
Provision charged to expense	679	3,619
Provision from acquisition	325	-
Loans charged off	(1,893)	(5,162)
Recoveries	1,092	479
Balance at end of period	$6,878	$6,533

Deposits.  Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize the net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes.  In this regard, management regularly assesses our funding needs, deposit pricing and interest rate outlooks.  From December 31, 2006 to September 30, 2007, total deposits increased $77.6 million, or 12.4%, to $703.9 million at September 30, 2007 from $626.3 million at December 31, 2006. Interest-bearing deposits increased by $79.0 million and noninterest-bearing deposits decreased $1.4 million.  Of this net deposit increase, $24.9 million were from an increase in public fund deposits. Approximately $67.9 million in deposits was acquired as a result of Homestead Bank merger. Personal and business interest-bearing deposits increased $53.5 million, while personal and business noninterest-bearing deposits decreased approximately $0.8 million. As of September 30, 2007, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $170.0 million.
Average noninterest-bearing deposits decreased to $122.3 million for the nine-month period ended September 30, 2007 from $132.0 million for the nine-month period ended September 30, 2006. Average noninterest-bearing deposits represented 18.7% and 21.3% of average total deposits for the nine-month periods ended September 30, 2007 and 2006, respectively.
As we seek to maintain a strong net interest margin and improve our earnings, attracting core noninterest-bearing deposits will remain a primary emphasis. Management will continue to evaluate and update our product mix in its efforts to attract additional core customers.  We currently offer a number of noninterest-bearing deposit products that are competitively priced and designed to attract and retain customers with primary emphasis on core deposits.

The following table sets forth the composition of the Company’s deposits at September 30, 2007 (unaudited) and December 31, 2006.

	September 30,	December 31,	Increase/(Decrease)
	2006	2006	Amount	Percent
	(dollars in thousands)
Deposits:
Noninterest-bearing demand	$121,152	$122,540	($1,388)	-1.1%
Interest-bearing demand	203,719	185,308	18,411	9.9%
Savings	45,425	41,161	4,264	10.4%
Time	333,609	277,284	56,325	20.3%
Total deposits	$703,905	$626,293	$77,612	12.4%

Borrowings. The Company maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short- and long-term basis to meet liquidity needs. At September 30, 2007, short term borrowing totaled $45.8 million compared to $6.6 million at December 31, 2006. Long term borrowings totaled $3.1 million at September 30, 2007 compared to $18.0 million at December 31, 2006. The average amount of total borrowings for the nine months ended September 30, 2007 was $28.8 million, compared to $46.0 million for the nine months ended September 30, 2006. At September 30, 2007, the Company had $85.0 million in Federal Home Loan Bank letters of credit outstanding obtained solely for collateralizing public deposits. The Company also assumed $3.0 million in Trust Preferred in the Homestead Bank merger.

Equity. Total equity increased to $65.0 million as of September 30, 2007 from $59.2 million as of December 31, 2006. The increase in equity primarily resulted from net income of $8.0 million for the nine months ended September 30, 2007 plus $0.4 million for the decrease in unrealized loss on available for sale securities less $2.6 million in quarterly dividend payments. Cash dividends paid were $0.47 and $0.45 per share for the nine-month periods ending September 30, 2007 and 2006, respectively.

Investment Securities Portfolio.  The securities portfolio totaled $148.5 million at September 30, 2007 and consisted principally of U.S. Government agency securities, mortgage-backed obligations, asset-backed securities, corporate debt securities and mutual funds or other equity securities. The securities portfolio provides us with a relatively stable source of income and provides a balance to interest rate and credit risks as compared to other categories of the balance sheet.
At September 30, 2007, $38.9 million or 26.2% of securities (excluding Federal Home Loan Bank of Dallas stock) and mutual funds and other equity securities were scheduled to mature in less than one year. This includes $24.0 million in discount notes that are being used solely for pledging purposes. When excluding these securities, only 10.0% of securities mature in less than one year. Securities with maturity dates over 15 years totaled 2.8% of the total. The average maturity of the securities portfolio was 6.64 years.
At September 30, 2007, securities totaling $101.9 million were classified as available for sale and $46.6 million were classified as held to maturity, compared to $111.4 million classified as available for sale and $47.0 million classified as held to maturity at December 31, 2006.  Management periodically assesses the quality of our investment holdings using procedures similar to those used in assessing the credit risks inherent in the loan portfolio. At September 30, 2007, it is management’s opinion that we held no investment securities which bear a greater than the normal amount of credit risk as compared to similar investments and that no securities had an amortized cost greater than their recoverable value.
Average securities as a percentage of average interest-earning assets were 22.97% for the nine-month period ended September 30, 2007 and 26.34% for the same period of 2006. All securities held at September 30, 2007 qualified as pledgeable securities, except $6.2 million of debt securities and $1.4 million of equity securities. Securities pledged at September 30, 2007 totaled $139.3 million.

Results of Operations for the Nine months and Three months ended September 30, 2007 and September 30, 2006

    Net income.  Net income for the nine months ended September 30, 2007 was $8.0 million, an increase of $1.8 million, or 29.0% from $6.2 million for the nine months ended September 30, 2006. The increase in net income was due primarily to a decrease in the provision for loan losses to $679,000 from $3.6 million and an increase in interest income to $41.3 million from $37.6 million, partially offset by an increase in interest expense to $15.8 million from $13.9 million and an increase in noninterest expense to $15.8 million from $13.8 million.

    Net interest income. Net interest income is the largest component of our earnings. It is calculated by subtracting the cost of interest-bearing liabilities from the income earned on interest-earning assets and represents the earnings from our primary business of gathering deposits and making loans and investments.  Our long-term objective is to manage this income to provide the largest possible amount of income while balancing interest rate, credit and liquidity risks.
    A financial institution’s asset and liability structure is substantially different from that of an industrial company, in that virtually all assets and liabilities are monetary in nature. Accordingly, changes in interest rates, which are generally impacted by inflation rates, may have a significant impact on a financial institution’s performance. The impact of interest rate changes depends on the sensitivity to change of our interest-earning assets and interest-bearing liabilities.

    Net interest income for the nine-month period ended September 30, 2007 totaled $25.5 million. This reflects an increase of $1.8 million when compared to the same nine-month period ended September 30, 2006. Net interest income for the three-month period ended September 30, 2007 totaled $9.1 million compared to the same three-month period ended 2006 of $8.3 million.
    The net interest income yield shown below in the average balance sheet is calculated by dividing net interest income by average interest-earning assets and is a measure of the efficiency of the earnings from balance sheet activities. It is affected by changes in the difference between interest on interest-earning assets and interest-bearing liabilities and the percentage of interest-earning assets funded by interest-bearing liabilities (leverage). The leverage for the nine months ending September 30, 2007 was 78.7%, compared to 77.4% for the same period in 2006.
    The following table sets forth average balance sheets, average yields and costs, and certain other information for the nine months ended September 30, 2007 and 2006, respectively. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	Nine Months Ended September 30,
	2007			2006
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
	(unaudited, dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits with banks	$ 1,763	$ 62	4.7%	$ 2,300	$ 70	4.1%
Securities (including FHLB stock)	163,807	6,565	5.4%	181,716	7,356	5.4%
Federal funds sold	6,953	273	5.2%	1,316	46	4.7%
Loans held for sale	5,544	267	6.4%	417	16	5.1%
Loans, net of unearned income	535,181	34,115	8.5%	504,130	30,130	8.0%
Total interest-earning assets	713,248	41,282	7.7%	689,879	37,618	7.3%

Noninterest-earning assets:
Cash and due from banks	19,317			20,961
Premises and equipment, net	14,551			12,138
Other assets	3,877			3,142
Total	$750,993			$726,120

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Demand deposits	$198,330	4,865	3.3%	$179,371	4,086	3.0%
Savings deposits	42,418	171	0.5%	43,184	119	0.4%
Time deposits	291,699	9,758	4.5%	265,472	8,056	4.1%
Borrowings	28,828	970	4.5%	46,003	1,675	4.9%
Total interest-bearing liabilities	561,275	15,764	3.8%	534,030	13,936	3.5%

Noninterest-bearing liabilities:
Demand deposits	122,307			132,044
Other	5,475			4,259
Total liabilities	689,057			670,333
Stockholders' equity	61,936			55,787
Total	$750,993			$726,120
Net interest spread (2)			3.9%			3.8%
Net interest income/Net interest margin (3)		$ 25,518	4.8%		$ 23,682	4.6%

(1) Yields and rates for the nine months ended September 30, 2007 and 2006 are annualized.
(2) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average total interest-earning assets.

    Provision for Loan Losses.  Management assesses the allowance for loan losses on a quarterly basis and will make provisions for loan losses as deemed appropriate in order to maintain an adequate allowance for loan losses. Increases to the allowance are made to the provision as loan losses and charged against income.
    Provisions made pursuant to these processes totaled $679,000 in the first nine months of 2007 as compared to $3.6 million for the same period in 2006. Provisions are necessary to maintain the allowance at an adequate level based on loan risk factors and the levels of net loan charge-offs. The provisions made in the first nine months of 2007 were taken to provide for current loan losses and to maintain the allowance at an adequate level commensurate with Management’s evaluation of the risks inherent in the loan portfolio. The provisions made in the first nine months of 2006 were taken to increase the loan loss reserve and in order to address mortgage loan irregularities. Total charge-offs were $1.9 million for the first nine months of 2007 as compared to $5.2 million for the same period in 2006. Recoveries were $1.1 million for the first nine months of 2007 as compared to $479,000 for the same period in 2006.
    A reversal of the provision totaling $300,000 was recorded in July 2007 from an insurance settlement between the Company and its insurance company.  See Note 4 for additional information.

    Noninterest Income. Noninterest income includes deposit service charges, return check charges, bankcard fees, other commissions and fees, gains and/or losses on sales of securities and loans, and various other types of income.
    Noninterest income for the first nine months of 2007 totaled $3.3 million, up $59,000 when compared to the same period in 2006. This increase was due to increases in service charge, commission and fee income totaling $139,000, and offset by increases of $238,000 in net losses recognized on the sale of securities. In addition, net gains on sales of loans increased by $67,000 and other noninterest income increased $91,000.
    Noninterest income for the three month period ended September 30, 2007 totaled $1.1 million, up $85,000 when compared to the same period in 2006. This increase was due to increases in service charge, commission and fee income totaling $38,000, and offset by increases of $10,000 in net losses recognized on the sale of securities. In addition, net gains on sales of loans increased by $13,000 and other noninterest income increased $44,000.

    Noninterest Expense.  Noninterest expense totaled $15.8 million for the nine months ended September 30, 2007 compared to $13.8 million for the same period in 2006, an increase of $1.9 million.
    Salaries and benefits increased $1.2 million primarily due to an increase in support staff and the merger with Homestead Bank. See Note 3 for additional information. At September 30, 2007, 252 employees represented full-time equivalents of 234 staff members, compared to 208 employees which represented full-time equivalents of 191 staff members during the same period of 2006. At the time of the Homestead Bank merger, Homestead Bank employed 21 employees, all of whom became employees of Company. Occupancy and equipment expense totaled $1.9 million for the first nine months of 2007, an increase of $166,000 when compared to the same period in 2006. Net cost of other real estate and repossessions increased $406,000 when comparing the nine month periods ending 2007 and 2006. The Company recognized a net gain in 2006 compared to a net loss in 2007. The net gain in 2006 was from a reversal of the other real estate provision and also from gains on sales of other real estate. The net loss in 2007 is due primarily to expenses related to the home mortgages discussed above. Other noninterest expense reflects an increase of $133,000 when comparing the nine-month periods ended 2007 and 2006. The increase in 2007 was due to increases in data processing costs and holding company startup expenses. See Note 2 for additional information. These increases were partially offset by decreases in professional fees and general and administrative expenses.
    Noninterest expense totaled $5.7 million and $5.2 million for the three month periods ended September 30, 2007 and 2006, respectively, an increase of $500,000 in 2007. This increase is due primarily to an increase in salaries and employee benefits and other noninterest expense, offset by a decrease in net costs from other real estate and repossessions.

    Income Taxes. The provision for income taxes for the nine months ended September 30, 2007 and 2006 was $4.3 million and $3.2 million, respectively.  The increase in the provision for income taxes reflected higher income during the nine-month period in 2007. In each of the nine months ended September 30, 2007 and 2006, the income tax provision approximated the normal statutory rate.  The effective rates were 35.0% and 34.2%, respectively.

Item 3.  Quantitative and Qualitative Disclosures about Market

    Qualitative Analysis. The majority of our assets and liabilities are monetary in nature. Consequently, one of our most significant forms of market risk is interest rate risk.  Our assets, consisting primarily of loans secured by real estate, have longer maturities than our liabilities, consisting primarily of deposits.  As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates.  Accordingly, our Board of Directors has established an Asset/Liability Committee which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.  Senior management monitors the level of interest rate risk on a regular basis and the Asset/Liability Committee, which consists of executive management and other bank personnel operating under a policy adopted by the Board of Directors, meets as needed to review our asset/liability policies and interest rate risk position.

    Quantitative Analysis. The interest spread and liability funding discussed below are directly related to changes in asset and liability mixes, volumes, maturities and repricing opportunities for interest-earning assets and interest-bearing liabilities. Interest-sensitive assets and liabilities are those which are subject to being repriced in the near term, including both floating or adjustable rate instruments and instruments approaching maturity. The interest sensitivity gap is the difference between total interest-sensitive assets and total interest-sensitive liabilities. Interest rates on our various asset and liability categories do not respond uniformly to changing market conditions. Interest rate risk is the degree to which interest rate fluctuations in the marketplace can affect net interest income.

    To maximize its margin, the Company attempts to be somewhat more asset sensitive during periods of rising rates and more liability sensitive during periods of falling rates. The need for interest sensitivity gap management is most critical in times of rapid changes in overall interest rates. The Company generally seeks to limit our exposure to interest rate fluctuations by maintaining a relatively balanced mix of rate sensitive assets and liabilities on a one-year time horizon. The mix is relatively difficult to manage. Because of the significant impact on net interest margin from mismatches in repricing opportunities, the asset-liability mix is monitored periodically depending upon Management’s assessment of current business conditions and the interest rate outlook. Exposure to interest rate fluctuations is maintained within prudent levels by the use of varying investment strategies.
    One tool that is used to monitor interest rate risk is the interest sensitivity analysis as shown in table below. This analysis, which is prepared monthly, reflects the maturity and repricing characteristics of assets and liabilities over various time periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The Company’s interest sensitivity analysis at September 30, 2007 reflects an asset-sensitive position with a positive cumulative gap on a one-year basis.

	Interest Sensitivity Within
	3 Months	Over 3 Months	Total	Over
	Or Less	thru 12 Months	One Year	One Year	Total
	(unaudited, dollars in thousands)
Earning Assets:
Loans (including loans held for sale)	$381,769	$105,239	$487,008	$129,240	$616,248
Securities (including FHLB stock)	40,225	2,174	42,399	108,756	151,155
Federal Funds Sold	3,292	-	3,292	-	3,292
Other earning assets	117	2,188	2,305	-	2,305
Total earning assets	425,403	109,601	535,004	237,996	$773,000

Source of Funds:
Interest Bearing Accounts:
Demand deposits	150,104	-	150,104	53,615	203,719
Savings	11,356	-	11,356	34,069	45,425
Time deposits	127,772	134,994	262,766	70,843	333,609
Short-term borrowings	40,266	5,500	45,766	-	45,766
Long-term borrowings	-	3,022	3,022	82	3,104
Noninterest-bearing, net	-	-	-	141,377	141,377
Total source of funds	329,498	143,516	473,014	299,986	$773,000
Period gap	95,905	(33,915)	61,990	(61,990)
Cumulative gap	$95,905	$61,990	$61,990	$ -

Cumulative gap as a
percent of earning assets	12.41%	8.02%	8.02%

Liquidity and Capital Resources

    Liquidity. Liquidity refers to the ability or flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available to meet customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. Liquid assets include cash and due from banks, interest-bearing demand deposits with banks, federal funds sold and available for sale investment securities. Including securities pledged to collateralize public fund deposits, these assets represent 15.1% and 19.1% of the total liquidity base at September 30, 2007 and December 31, 2006, respectively. In addition, the Company maintained borrowing availability with the Federal Home Loan Bank approximating $10.6 million and $6.9 million at September 30, 2007 and December 31, 2006, respectively.  We also maintain federal funds lines of credit at three other correspondent banks totaling $59.7 million and $54.0 million at September 30, 2007 and December 31, 2006, respectively. As of September 30, 2007 and December 31, 2006, the Company did not have outstanding debt against these lines of credit. Management believes there is sufficient liquidity to satisfy current operating needs.

    Capital Resources.  The Company’s capital position is reflected in stockholders’ equity, subject to certain adjustments for regulatory purposes. We continue to exhibit a strong capital position while consistently paying dividends to stockholders. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.
    Stockholders’ equity at September 30, 2007 was $65.0 million, an increase of $5.8 million, or 9.8%, from $59.2 million at December 31, 2006. The increase in stockholders’ equity primarily reflected net income for the nine months ended September 30, 2007, offset by quarterly dividend payments and changes in unrealized loss on available for sale securities, net of taxes.

    Regulatory Capital. Risk-based capital regulations adopted by the FDIC require banks to achieve and maintain specified ratios of capital to risk-weighted assets.  Similar capital regulations apply to bank holding companies.  The risk-based capital rules are designed to measure “Tier 1” capital (consisting of common equity, retained earnings and a limited amount of qualifying perpetual preferred stock and trust preferred securities, net of goodwill and other intangible assets and accumulated other comprehensive income) and total capital in relation to the credit risk of both on and off balance sheet items. Under the guidelines, one of its risk weights is applied to the different on balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk weighting. All bank holding companies and banks must maintain a minimum total capital to total risk weighted assets ratio of 8.00%, at least half of which must be in the form of core or Tier 1 capital. These guidelines also specify that bank holding companies that are experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels.
    At September 30, 2007, we satisfied the minimum regulatory capital requirements and were “well capitalized” within the meaning of federal regulatory requirements.

Item 4. Controls and Procedures

    The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports it files under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Such controls include those designed to ensure the material information is communicated to management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.
    The Company’s management, with the participation of the CEO and CFO, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, the CEO and CFO have concluded that the disclosure controls and procedures as of the end of the period covered by this quarterly report are effective. There were no changes in the Company's internal control over financial reporting during the last fiscal quarter in the period covered by this quarterly report that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
    The Company is subject to various other legal proceedings in the normal course of business and otherwise. It is management's belief that the ultimate resolution of such other claims will not have a material adverse effect on the Company's financial position or results of operations.

Item 1A.  Risk Factors
    There have been no material changes in the risk factors disclosed by the Company in its Annual Report filed on Form 10-K with the Federal Deposit Insurance Company.

Item 2.  Changes in Securities and Use of Proceeds
    Item 2 is nonapplicable and is therefore not included.

Item 3.  Defaults Upon Senior Securities
    Item 3 is nonapplicable and is therefore not included.

Item 4.  Submission of Matters to a Vote of Security Holders
    Item 4 is nonapplicable and is therefore not included.

Item 5.  Other Information
    Item 5 is non-applicable and is therefore not included.

Item 6.  Exhibits and Reports on Form 8-K
    1. Consolidated financial statements
    The information required by this item is included as Part I herein.

    2. Consolidated financial statements Schedules
    The information required by this item is not applicable and therefore is not included.

    3. Exhibits
Exhibit Number	Exhibit

11	Statement regarding computation of earnings per common share

The information required by this item is incorporated by reference to the Company's Form 10-K for the period ended December 31, 2006, filed as exhibit 99.1 to Form 8-K12G3 filed with the SEC on 08/02/2007 .

12	Statement regarding computation of ratios

The information required by this item is incorporated by reference to the Company's Form 10-K for the period ended December 31, 2006, filed as exhibit 99.1 to Form 8-K12G3 filed with the SEC on 08/02/2007 .

31.1	Certification of Chief Exexutive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Secretary and Treasurer of First Guaranty Bancshares, Inc. and Chief Financial Officer of First Guaranty Bank pursuan to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Exexutive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Secretary and Treasurer of First Guaranty Bancshares, Inc. and Chief Financial Officer of First Guaranty Bank pursuan to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST GUARANTY BANCSHARES, INC.

Date: November 14, 2007	By: /s/ Michael R. Sharp
Michael R. Sharp
President and
Chief Executive Officer

Date: November 14, 2007	By: /s/ Michele E. LoBianco
Michele E. LoBianco
Secretary and Treasurer
(Principal Financial Officer)