Form 10-Q
period 2008-03-31
First Guaranty Bancshares, Inc.
filed 2008-05-15
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2008
Commission File Number 000-52748

FIRST GUARANTY BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Louisiana	26-0513559
(State or other jurisdiction	(I.R.S. Employer
incorporation or organization)	Identification Number)

400 East Thomas Street
Hammond, Louisiana	70401
(Address of principal executive office)	(Zip Code)

(985) 345-7685
(Telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer *	Accelerated filer *	Non-accelerated filer *	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]   No [X]

As of March 31, 2008, the registrant had 5,559,644 shares of $1 par value common stock which were issued and outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	March 31,	December 31,
	2008	2007
Assets	(unaudited)
Cash and cash equivalents:
Cash and due from banks	$14,681	$22,778
Interest-earning demand deposits with banks	19	30
Federal funds sold	35,004	35,869
Cash and cash equivalents	49,704	58,677

Interest-earning time deposits with banks	99	2,188

Investment securities:
Available for sale, at fair value	90,565	105,570
Held to maturity, at cost (estimated fair value of
$34,616 and $36,206, respectively)	34,545	36,498
Investment securities	125,110	142,068

Federal Home Loan Bank stock, at cost	467	955
Loans held for sale	837	3,959

Loans, net of unearned income	591,612	575,256
Less: allowance for loan losses	6,174	6,193
Net loans	585,438	569,063

Premises and equipment, net	15,982	16,240
Goodwill	2,062	1,911
Intangible assets, net	2,305	2,383
Other real estate, net	274	373
Accrued interest receivable	4,439	5,126
Other assets	3,201	4,388
Total Assets	$789,918	$807,331

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing demand	$122,986	$120,740
Interest-bearing demand	210,374	223,142
Savings	44,948	45,044
Time	326,415	334,168
Total deposits	704,723	723,094

Short-term borrowings	9,433	10,401
Accrued interest payable	3,517	2,956
Long-term borrowings	3,093	3,093
Other liabilities	1,351	1,254
Total Liabilities	722,117	740,798

Stockholders' Equity
Common stock:
$1 par value - authorized 100,000,000 shares; issued and
outstanding 5,559,644 shares	5,560	5,560
Surplus	26,459	26,459
Retained earnings	36,286	34,849
Accumulated other comprehensive loss	(504)	(335)
Total Stockholders' Equity	67,801	66,533
Total Liabilities and Stockholders' Equity	$789,918	$807,331

See Notes to Consolidated Financial Statements.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(dollars in thousands, except per share data)

	Three Months
	Ended March 31,
	2008	2007
Interest Income:
Loans (including fees)	$10,858	$10,501
Loans held for sale	21	16
Deposits with other banks	9	23
Securities (including FHLB stock)	1,519	2,302
Federal funds sold	316	119
Total Interest Income	12,723	12,961

Interest Expense:
Demand deposits	968	1,659
Savings deposits	56	50
Time deposits	3,582	3,107
Borrowings	109	274
Total Interest Expense	4,715	5,090

Net Interest Income	8,008	7,871
Provision for loan losses	202	187
Net Interest Income after Provision for Loan Losses	7,806	7,684

Noninterest Income:
Service charges, commissions and fees	1,013	882
Net losses on sale of securities	3	(66)
Net gains on sale of loans	83	38
Other	343	289
Total Noninterest Income	1,442	1,143

Noninterest Expense:
Salaries and employee benefits	2,601	2,280
Occupancy and equipment expense	699	620
Net cost from other real estate & repossessions	42	266
Other	2,330	1,864
Total Noninterest Expense	5,672	5,030

Income Before Income Taxes	3,576	3,797
Provision for income taxes	1,250	1,308
Net Income	$2,326	$2,489

Per Common Share:
Earnings	$0.42	$0.45
Cash dividends paid	$0.16	$0.15

Average Common Shares Outstanding	5,559,644	5,559,644

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
(dollars in thousands, except per share data)

				Accumulated
	Common			Other
	Stock		Retained	Comprehensive
	$1 Par	Surplus	Earnings	Loss	Total

Balance December 31, 2006	$5,560	$26,459	$28,089	$(905)	$59,203
Net income	-	-	2,489	-	2,489
Change in unrealized loss
on available for sale securities,
net of reclassification adjustments and taxes	-	-	-	431	431
Comprehensive income					2,920
Cash dividends on common stock ($0.15 per share)	-	-	(832)	-	(832)
Balance March 31, 2007 (unaudited)	$5,560	$26,459	$29,746	$(474)	$61,291

Balance December 31, 2007	$5,560	$26,459	$34,849	$(335)	$66,533
Net income	-	-	2,326	-	2,326
Change in unrealized loss
on available for sale securities,
net of reclassification adjustments and taxes	-	-	-	(169)	(169)
Comprehensive income					2,157
Cash dividends on common stock ($0.16 per share)	-	-	(889)	-	(889)
Balance March 31, 2008 (unaudited)	$5,560	$26,459	$36,286	$(504)	$67,801

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2008	2007
Cash Flows From Operating Activities
Net income	$2,326	$2,489
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	202	187
Depreciation and amortization	365	266
Amortization of (discount) premium on investments	(298)	(260)
(Gain) Loss on call / sale of securities	(3)	66
Gain on sale of assets	(83)	(38)
ORE writedowns and (gain) loss on disposition	15	61
FHLB stock dividends	(17)	(34)
Net decrease (increase) in loans held for sale	3,122	(438)
Change in other assets and liabilities, net	2,677	972
Net Cash Provided By Operating Activities	8,306	3,271

Cash Flows From Investing Activities
Proceeds from maturities and calls of HTM securities	1,954	140
Proceeds from maturities, calls and sales of AFS securities	244,909	131,983
Funds invested in AFS securities	(229,861)	(142,541)
Proceeds from sale of Federal Home Loan Bank stock	505	938
Proceeds from maturities of time deposits with banks	2,089	-
Net (increase) decrease in loans	(16,577)	3,027
Purchase of premises and equipment	(97)	(292)
Proceeds from sales of other real estate owned	84	1,508
Net Cash Provided By (Used In) Investing Activities	3,006	(5,237)

Cash Flows From Financing Activities
Net (decrease) increase in deposits	(18,428)	18,003
Net (decrease) increase in federal funds purchased and short-term borrowings	(968)	262
Repayment of long-term borrowings	-	(7,531)
Dividends paid	(889)	(832)
Net Cash (Used In) Provided By Financing Activities	(20,285)	9,902

Net (Decrease) Increase In Cash and Cash Equivalents	(8,973)	7,935
Cash and Cash Equivalents at the Beginning of the Period	58,677	24,817
Cash and Cash Equivalents at the End of the Period	$49,704	$32,752

Noncash Activities:
Loans transferred to foreclosed assets	$-	$313

Cash Paid During The Period:
Interest on deposits and borrowed funds	$4,154	$4,756
Income taxes	$-	$200

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation
    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements and the footnotes of First Guaranty Bancshares, Inc. (the “Company”) thereto should be read in conjunction with the audited financial statements and note disclosures for the Company previously filed with the Securities and Exchange Commission in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2007.
    The consolidated financial statements include the accounts of First Guaranty Bancshares, Inc. and its wholly owned subsidiary First Guaranty Bank.  All significant intercompany balances and transactions have been eliminated in consolidation. Any interim 2007 financial statement information contained herein reflect those of First Guaranty Bank as the predecessor entity.
    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations for the three-month periods ended March 31, 2007 and 2008 are not necessarily indicative of the results expected for the full year.
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

Note 2. Fair Value
    Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” for financial assets and liabilities. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Valuation techniques use certain inputs to arrive at fair value. Inputs to valuation techniques are the assumptions that market participants would use in pricing the asset or liability. They may be observable or unobservable. SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:
    Level 1 Inputs – Unadjusted quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
    Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds or credit risks) or inputs that are derived principally from or corroborated by market data by correlation or other means.
    Level 3 Inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities
    The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Fair Value Measurements at
March 31, 2008, Using
Quoted
Prices In
Active
		Markets	Significant
	Assets/Liabilities	For	Other	Significant
	Measured at Fair	Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	March 31, 2008	(Level 1)	(Level 2)	(Level 3)

Securities available for sale	$90,565	$10,874	$79,691	$-

    Securities Available for Sale. Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Corporation obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, market yield curves, prepayment speeds, credit information and the instrument’s contractual terms and conditions, among other things.
    Certain financial assets such as impaired loans are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The fair value of impaired loans was $7.8 million at March 31, 2008.
    Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities related to reporting units measured at fair value in the testing of goodwill impairment, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. The Company will defer application of SFAS 157 for nonfinancial assets and nonfinancial liabilities until January 1, 2009.

Note 3. Loans and Allowance for Loan Losses
           Loans at March 31, 2008 (unaudited) and December 31, 2007 were as follows:

	March 31,		December 31,
	2008		2007
		As % of		As % of
	Balance	Category	Balance	Category
	(dollars in thousands)
Real estate
Construction & land development	$84,611	14.3%	$98,127	17.0%
Farmland	19,662	3.3%	23,065	4.0%
1-4 Family	81,062	13.7%	84,640	14.7%
Multifamily	19,534	3.3%	13,061	2.3%
Non-farm non-residential	239,604	40.5%	236,474	41.1%
Total real estate	444,473	75.0%	455,367	79.1%

Agricultural	16,243	2.7%	16,816	2.9%
Commercial and industrial	109,495	18.5%	81,073	14.1%
Consumer and other	22,055	3.7%	22,517	3.9%
Total loans before unearned income	592,266	100.0%	575,773	100.0%
Less: unearned income	(654)		(517)
Total loans after unearned income	$591,612		$575,256

           Changes in the allowance for loan losses for the three months ended March 31, 2008 (unaudited) and the year ended December 31, 2007 are as follows:

	March 31,	December 31,
	2008	2007
	(in thousands)

Balance beginning of period	$6,193	$6,675
Additional provision from acquisition	-	325
Provision charged to expense	202	1,918
Loans charged off	(284)	(3,885)
Recoveries	63	1,160
Allowance for loan losses	$6,174	$6,193

           The loan charge-offs in 2008 consisted of $180,000 in commercial charge-offs, $81,000 in consumer charge-offs, $2,000 in credit card charge-offs and $21,000 in demand deposit and savings charge-offs. Of the loan charge-offs in 2007, approximately $3.0 million were loans secured by real estate of which $2.2 million were commercial real estate and approximately $800,000 were residential properties.
    In July 2007, the Company signed a Final Release and Settlement Agreement with BankInsurance, Inc., the Company’s insurance company, for a claim made by the Company under the Financial Institution Bond. Under this Release and Agreement, the Company received $1.1 million. After attorney fees and expenses, the Company recorded a loan recovery totaling $731,000 in July 2007. This transaction also resulted in a reversal of the provision totaling $300,000 also recorded in July 2007.

Note 4. Goodwill and Other Intangible Assets
    The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with the provision of SFAS No. 142. Other intangible assets continue to be amortized over their useful lives. Goodwill for the quarter ended March 31, 2008 was $2.1 million compared to $1.9 million at December 31, 2007. No impairment charges were recognized during 2008.
    Mortgage servicing rights totaled $24,000 at March 31, 2008. Other intangible assets recorded include core deposit intangibles, which are subject to amortization. The core deposits reflect the value of deposit relationships, including the beneficial rates, which arose from the purchase of other financial institutions and the purchase of various banking center locations from one single financial institution. The following table summarizes the Company’s purchased accounting intangible assets subject to amortization.

	As of March 31, 2008			As of December 31, 2007
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in thousands)

Core deposit intangibles	$7,997	$5,716	$2,281	$7,997	$5,638	$2,359
Mortgage Servicing Rights	24	-	24	24	-	24
Total	$8,021	$5,716	$2,305	$8,021	$5,638	$2,383

Note 5. Income Taxes
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
    The Company recognizes interest and penalties accrued related to unrecognized tax benefits in noninterest expense. During the quarters ended March 31, 2008 and 2007, the Company has not recognized any interest or penalties in its consolidated financial statements, nor has it recorded an accrued liability for interest or penalty payments.
    At this time, no tax years are under examination. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations for years before 2003.

Note 6.  Recent Accounting Pronouncements
    In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We anticipate the adoption of SFAS No. 161 will not have a significant impact to the Company’s financial condition or results of operations.
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

Note 7. Subsequent Events
    The Agreement and Plan of Merger with First Community Holding Company was amended on March 27, 2008 to provide until May 31, 2008 to complete the transaction.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis is intended to highlight the significant factors affecting the Company's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data for the three months ended March 31, 2008 and 2007 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly the Company's financial position and results of operations for such periods.

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

First Quarter Overview
Financial highlights for the first quarter of 2008 are as follows:
•
Net income for the first quarter of 2008 and 2007 was $2.3 million and $2.5 million with earnings per common share of $0.42 and $0.45, respectively. The earnings for the first quarter 2008 decreased in spite of an improvement in net interest income due to costs related to strengthening and enhancing the internal audit and control process, costs associated with education and training of existing and new personnel, and the addition of staff to position ourselves to take advantage of opportunities in our respective markets.

•
Net interest income for the first quarter of 2008 and 2007 was $8.0 million and $7.9 million, respectively. The net interest margin was 4.3% for the first quarter 2008 and 4.7% for the first quarter 2007.

•	The provision for loan losses for the first quarter of 2008 was $202,000 compared to $187,000 for the first quarter of 2007.
•
Noninterest income for the first quarter of 2008 was $1.4 million, up $299,000 when compared to the first quarter of 2007. Included are increases of $131,000 in service charges, commissions and fees, $45,000 in net gains on sale of loans, $54,000 in other noninterest income and a $69,000 decrease in net losses on sale of securities.

•
Noninterest expense for the first quarter of 2008 was $5.7 million, up $642,000 when compared to the first quarter of 2007. Included are increases of $321,000 in salaries and employee benefits, $79,000 in occupancy and equipment expense, and $466,000 in other noninterest expense. These increases in noninterest expense were offset by the reduction in the net cost of other real estate and repossessions totaling $224,000.

•
Total assets as of March 31, 2008 were $789.9 million, a decrease of $17.4 million or 2.2% when compared to $807.3 million at December 31, 2007. The decrease in assets resulted from decreases in cash and cash equivalents, interest-earning time deposits with banks and investment securities, and was offset by an increase in total loans.

•
The net loan portfolio at March 31, 2008 totaled $585.4 million, an increase of approximately $16.4 million or 2.9% from the December 31, 2007 level of $569.1 million. Net loans include the reduction for the allowance for loan losses which totaled $6.2 million for both March 31, 2008 and December 31, 2007.

•	Non-performing assets ended at $10.5 million at March 31, 2008, a decrease of $690,000 when compared to $11.2 million as of December 31, 2007.
•	Total deposits decreased $18.4 million or 2.5% in the first quarter 2008 compared to December 31, 2007.
•
At March 31, 2008, short-term borrowings were $9.4 million and consisted solely of repurchase agreement accounts. Long-term borrowings remained unchanged for the first quarter 2008 and are comprised solely of trust preferred debt.

•
Stockholders’ equity ended at $67.8 million at March 31, 2008, an increase of $1.3 million when compared to $66.5 million at December 31, 2007. The increase in equity resulted from net income of $2.3 million, which was offset by the change in accumulated other comprehensive income of $169,000 and by dividends paid to stockholders totaling $889,000.

•	Return on average assets for the three month periods ended March 31, 2008 and 2007 were 1.18% and 1.40%, respectively and return on average equity for the same periods were 13.74% and 16.58%.
•	In March 2008, the Company’s Board of Directors declared a quarterly dividend of $0.16 per common share, a 6.7% increase compared to the same quarter of 2007.

Financial Condition

Changes in Financial Condition from December 31, 2007 to March 31, 2008

    General. Total assets as of March 31, 2008 were $789.9 million, a decrease of $17.4 million or 2.2% when compared to $807.3 million at December 31, 2007. The decrease in assets resulted from decreases in cash and cash equivalents, interest-earning time deposits, investment securities and other assets. Total loans increased by $16.4 million during the first quarter 2008, an increase of 2.8% and ended at $591.6 million at March 31, 2008.

    Investment Securities.  Investment securities at March 31, 2008 totaled $125.1 million compared to $142.1 million at December 31, 2007.  The net change in securities purchased, sold and called was primarily a result of the Company investing in loans which currently provide higher yields than investment securities.

    Mortgage Loans Held for Sale. Loans held for sale decreased $3.1 million to $837,000 at March 31, 2008 compared to $4.0 million at December 31, 2007.

    Loans. The origination of loans is our primary use of our financial resources and represents the largest component of earning assets. There are no significant concentrations of credit to any borrower or industry. A significant portion of our loan portfolio is secured primarily or secondarily by real estate.
Our net loan portfolio at March 31, 2008 totaled $585.4 million, an increase of approximately $16.4 million from the December 31, 2007 level of $569.1 million. Net loans include the reduction for the allowance for loan losses which totaled $6.2 million at both March 31, 2008 and December 31, 2007. Fixed rate loans increased from $223.0 million or 38.77% of the total loan portfolio at December 31, 2007 to $243.0 million, or 41.08% of the total loan portfolio at March 31, 2008. Loan charge-offs totaled $284,000 during the first three months of 2008, compared to $239,000 during the same period of 2007.  Recoveries totaled $63,000 and $113,000 during the first three-month period of 2008 and 2007, respectively.

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
Nonperforming assets totaled $10.5 million or 1.3% of total assets at March 31, 2008, compared to $11.2 million, or 1.4% of total assets at December 31, 2007. Nonperforming assets decreased primarily from reductions in non-accrual loans and loans 90 days greater delinquent and still accruing, offset by a slight increase in other real estate.

The table below sets forth the amounts and categories of our non-performing assets at March 31, 2008 (unaudited) and December 31, 2007.

	March 31,	December 31,
	2008	2007
	(in thousands)
Non-accrual loans:
Real estate loans:
Construction and land development	$1,796	$1,841
Farmland	314	419
One- to four- family residential	1,889	1,819
Multifamily	2	2
Non-farm non-residential	5,158	4,950
Non-real estate loans:
Agricultural	-	-
Commercial and industrial	463	978
Consumer and other	244	279
Total non-accrual loans	9,866	10,288

Loans 90 days and greater delinquent
and still accruing:
Real estate loans:
Construction and land development	-	-
Farmland	-	-
One- to four- family residential	126	544
Multifamily	-	-
Non-farm non-residential	-	-
Non-real estate loans:
Agricultural	-	-
Commercial and industrial	-	-
Consumer and other	2	3
Total loans 90 days greater
delinquent and still accruing	128	547

Restructured loans	-	-

Total non-performing loans	9,994	10,835

Real estate owned:
Real estate loans:
Construction and land development	84	84
Farmland	-	-
One- to four- family residential	81	170
Multifamily	-	-
Non-farm non-residential	359	119
Non-real estate loans:
Agricultural	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total real estate owned	524	373

Total non-performing assets	$10,518	$11,208

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
Provisions made pursuant to these processes totaled $202,000 in the first three months of 2008 as compared to $187,000 for the same period in 2007. Provisions are necessary to maintain the allowance at an adequate level based on loan risk factors and the levels of net loan charge-offs. The provisions made in the first three months of 2008 were taken to provide for current loan losses and to maintain the allowance at an adequate level commensurate with Management’s evaluation of the risks inherent in the loan portfolio. Total charge-offs were $284,000 for first three months of 2008 as compared to total charge-offs of $239,000 for the same period in 2007. Recoveries were $63,000 for the first three months of 2008 as compared to recoveries of $113,000 for the same period in 2007.
The allowance at March 31, 2008 was $6.2 million or 1.04% of total loans and 58.7% of nonperforming assets. Management believes that the current level of the allowance is adequate to cover losses in the loan portfolio given the current economic conditions, expected net charge-offs and nonperforming asset levels.
Other information relating to loans, the allowance for loan losses and other pertinent statistics follows.

	March 31,
	2008	2007
	(in thousands)
Loans:
Average outstanding balance	$581,108	$502,845
Balance at end of period	$591,612	$503,729

Allowance for Loan Losses:
Balance at beginning of year	$6,193	$6,675
Provision charged to expense	202	187
Loans charged off	(284)	(239)
Recoveries	63	113
Balance at end of period	$6,174	$6,736

    Deposits.  Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize the net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes.  In this regard, management regularly assesses our funding needs, deposit pricing and interest rate outlooks.  From December 31, 2007 to March 31, 2008, total deposits decreased $18.4 million, or 2.5%, to $704.7 million at March 31, 2008 from $723.1 million at December 31, 2007. Non-interest-bearing demand deposits increased by $2.2 million while interest-bearing deposits decreased by $20.6 million. The decrease in interest-bearing deposits are from a decrease of $5.4 million in business deposits, $27.0 million in consumer deposits and an increase of $11.8 million in public fund deposits. As of March 31, 2008, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $174.5 million.
Average noninterest-bearing deposits increased to $118.7 million for the three-month period ended March 31, 2008 from $118.3 million for the three-month period ended March 31, 2007. Average noninterest-bearing deposits represented 16.7% and 18.6% of average total deposits for the three-month periods ended March 31, 2008 and 2007, respectively.
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
The following table sets forth the composition of the Company’s deposits at March 31, 2008 (unaudited) and December 31, 2007.

	March 31,	December 31,	Increase/(Decrease)
	2008	2007	Amount	Percent
	(dollars in thousands)
Deposits:
Non-interest bearing demand	$122,986	$120,740	$2,246	1.9%
Interest bearing demand	210,374	223,142	(12,768)	-5.7%
Savings	44,948	45,044	(96)	-0.2%
Time	326,415	334,168	(7,753)	-2.3%
Total deposits	$704,723	$723,094	$(18,371)	-2.5%

    Borrowings. The Company maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short- and long-term basis to meet liquidity needs. At March 31, 2008, short term borrowings totaled $9.4 million compared to $10.4 million at December 31, 2007. Long term borrowings remained unchanged at $3.1 million at March 31, 2008 when compared to December 31, 2007 and consisted solely of subordinated debt. The average amount of total borrowings for the three months ended March 31, 2008 was $10.9 million, compared to $20.6 million for the three months ended March 31, 2007. At March 31, 2008, the Company had $135.0 million in Federal Home Loan Bank letters of credit outstanding obtained solely for collateralizing public deposits.

    Equity. Total equity increased to $67.8 million as of March 31, 2008 from $66.5 million as of December 31, 2007. The increase in equity primarily resulted from net income of $2.3 million for the three months ended March 31, 2008 less $169,000 for the decrease in unrealized loss on available for sale securities and $889,000 in quarterly dividend payments. Cash dividends paid were $0.16 and $0.15 per share for the three-month periods ending March 31, 2008 and 2007, respectively.

    Investment Securities Portfolio.  The securities portfolio totaled $125.1 million at March 31, 2008 and consisted principally of U.S. Government agency securities, mortgage-backed obligations, asset-backed securities, corporate debt securities and mutual funds or other equity securities. The securities portfolio provides us with a relatively stable source of income and provides a balance to interest rate and credit risks as compared to other categories of the balance sheet.
At March 31, 2008, $39.1 million or 30.7% of securities (excluding Federal Home Loan Bank of Dallas stock) and mutual funds and other equity securities were scheduled to mature in less than one year. This includes $38.3 million in discount notes that are being used solely for pledging purposes. When excluding these securities, only 2.2% of securities mature in less than one year. Securities with maturity dates over 15 years totaled 11.1% of the total portfolio. The average maturity of the securities portfolio was 2.29 years.
At March 31, 2008, securities totaling $90.6 million were classified as available for sale and $34.5 million were classified as held to maturity, compared to $105.6 million classified as available for sale and $36.5 million classified as held to maturity at December 31, 2007.  Management periodically assesses the quality of our investment holdings using procedures similar to those used in assessing the credit risks inherent in the loan portfolio. At March 31, 2008, it is management’s opinion that we held no investment securities which bear a greater than the normal amount of credit risk as compared to similar investments and that no securities had an amortized cost greater than their recoverable value.
Average securities as a percentage of average interest-earning assets were 16.8% for the three-month period ended March 31, 2008 and 24.6% for the same period in 2007. Most securities held at March 31, 2008 qualified as securities pledgeable to collateralize repurchase agreements and public funds. Securities pledged at March 31, 2008 totaled $115.2 million.

Results of Operations for the Three months ended March 31, 2008 and March 31, 2007

    Net income.  Net income for the three months ended March 31, 2008 was $2.3 million, a decrease of $163,000, or 6.5% from $2.5 million for the three months ended March 31, 2007. Net income for the first quarter 2008 decreased in spite of an improvement in net interest income due to costs related to strengthening and enhancing the internal audit and control process, costs associated with education and training of existing and new personnel, and the addition of staff to position ourselves to take advantage of opportunities in our respective markets.

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
    Net interest income for the three-month period ended March 31, 2008 totaled $8.0 million. This reflects an increase of $137,000 when compared to the three-month period ended March 31, 2007.
    The net interest income yield shown below in the average balance sheet is calculated by dividing net interest income by average interest-earning assets and is a measure of the efficiency of the earnings from balance sheet activities. It is affected by changes in the difference between interest on interest-earning assets and interest-bearing liabilities and the percentage of interest-earning assets funded by interest-bearing liabilities (leverage). The leverage for the three months ending March 31, 2008 was 80.6%, compared to 79.6% for the same period in 2007.
    The following table sets forth average balance sheets, average yields and costs, and certain other information for the three months ended March 31, 2008 and 2007, respectively. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	Three Months Ended March 31,
	2008			2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits with banks	$880	$9	4.0%	$2,300	$23	4.0%
Securities (including FHLB stock)	125,792	1,519	4.9%	168,614	2,302	5.5%
Federal funds sold	39,080	316	3.3%	9,191	119	5.3%
Loans held for sale	1,090	21	7.7%	1,464	16	4.5%
Loans, net of unearned income	581,108	10,858	7.5%	502,845	10,501	8.5%
Total interest-earning assets	747,950	12,723	6.8%	684,414	12,961	7.7%

Noninterest-earning assets:
Cash and due from banks	25,682			20,097
Premises and equipment, net	16,150			13,840
Other assets	4,973			3,747
Total	$794,755			$722,098

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Demand deposits	$205,050	968	1.9%	$198,785	1,659	3.4%
Savings deposits	45,929	56	0.5%	40,882	50	0.5%
Time deposits	340,797	3,582	4.2%	277,515	3,107	4.5%
Borrowings	10,907	109	4.0%	20,563	274	5.4%
Total interest-bearing liabilities	602,683	4,715	3.1%	537,745	5,090	3.8%

Noninterest-bearing liabilities:
Demand deposits	118,713			118,268
Other	5,281			5,229
Total liabilities	726,677			661,242
Stockholders' equity	68,078			60,856
Total	$794,755			$722,098
Net interest income		$8,008			$7,871
Net interest rate spread (1)			3.7%			3.9%
Net interest-earning assets (2)	$145,267			$146,669
Net interest spread (3)			4.3%			4.7%

Average interest-earning assets to
interest-bearing liabilities			124.1%			127.3%

(1) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average total interest-earning assets.

     Provision for Loan Losses.  Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as deemed appropriate in order to maintain an adequate allowance for loan losses. Increases to the allowance are made to the provision as loan losses and charged against income.
    Provisions made pursuant to these processes totaled $202,000 in the first three months of 2008 as compared to $187,000 for the same period in 2007. Provisions are necessary to maintain the allowance at an adequate level based on loan risk factors and the levels of net loan charge-offs. The provisions made in the first three months of 2008 and 2007 were taken to provide for current loan losses and to maintain the allowance at an adequate level commensurate with Management’s evaluation of the risks inherent in the loan portfolio. Total charge-offs were $284,000 for the first three months of 2008 as compared to $239,000 for the same period in 2007. Recoveries were $63,000 for the first three months of 2008 as compared to $113,000 for the same period in 2007.

    Noninterest Income. Noninterest income includes deposit service charges, return check charges, bankcard fees, other commissions and fees, gains and/or losses on sales of securities and loans, and various other types of income.
    Noninterest income for the first three months of 2008 totaled $1.4 million, up $299,000 when compared to the same period in 2007. This increase was due to increases in service charge, commission and fee income totaling $131,000, increases of $45,000 in net gains on sale of loans, increases of $54,000 in other noninterest income and a $69,000 decrease in net losses on sale of securities.

    Noninterest Expense.  Noninterest expense totaled $5.7 million for the three months ended March 31, 2008, compared to $5.0 million for the same period in 2007, an increase of $642,000.
    Salaries and benefits increased $320,000 primarily due to an increase in support staff and the acquisition of Homestead Bank which occurred on July 30, 2007. At March 31, 2008, 237 employees represented full-time equivalents of 222 staff members, compared to 218 employees which represented full-time equivalents of 202.5 staff members during the same period of 2007. At the time of the Homestead Bank acquisition, Homestead Bank employed 21 employees, all of whom became employees of Company. Occupancy and equipment expense totaled $699,000 for the first three months of 2008, an increase of $79,000 when compared to the same period in 2007. Net cost of other real estate and repossessions decreased $224,000 when comparing the three month periods ending 2008 and 2007. Other noninterest expense reflects an increase of $466,000 when comparing the three-month periods ended 2008 and 2007. The table below presents the components of other noninterest expense as of the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Other noninterest expense:
Legal and professional fees	$436	$239
Operating supplies	137	150
Regulatory assessment	87	38
Insurance	54	31
Marketing and public relations	279	273
Data processing	496	415
Travel and lodging	110	121
Taxes - sales and capital	172	163
Postage	65	65
Software	71	65
Telephone	46	47
Amortization of core deposit intangibles	78	32
Other	299	225
Total other expense	$2,330	$1,864

    Income Taxes. The provision for income taxes for the three months ended March 31, 2008 decreased $58,000 when compared to the same period in 2007. The decrease in the provision for income taxes reflected lower income during the three-month period in 2008. In each of the three months ended March 31, 2008 and 2007, the income tax provision approximated the normal statutory rate.  The effective rates were 35.0% and 34.4%, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
    The majority of our assets and liabilities are monetary in nature. Consequently, one of our most significant forms of market risk is interest rate risk. Our assets, consisting primarily of loans secured by real estate, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established an Asset/Liability Committee which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. Senior Management monitors the level of interest rate risk on a regular basis and the Asset/Liability Committee, which consists of executive Management and other bank personnel operating under a policy adopted by the Board of Directors, meets as needed to review our asset/liability policies and interest rate risk position.
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
    We monitor interest rate risk using an interest sensitivity analysis set forth on the following table. This analysis, which we prepare monthly, reflects the maturity and repricing characteristics of assets and liabilities over various time periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at March 31, 2008 reflects an asset-sensitive position with a positive cumulative gap on a one-year basis.
	Interest Sensitivity Within
	3 Months	Over 3 Months	Total	Over
	Or Less	thru 12 Months	One Year	One Year	Total
	(dollars in thousands)
Earning Assets:
Loans (including loans held for sale)	$369,237	$62,522	$431,759	$160,690	$592,449
Securities (including FHLB stock)	38,943	645	39,588	85,989	125,577
Federal funds sold	35,004	-	35,004	-	35,004
Other earning assets	19	99	118	-	118
Total earning assets	443,203	63,266	506,469	246,679	$753,148

Source of Funds:
Interest-bearing Accounts:
Demand deposits	140,221	-	140,221	70,153	210,374
Savings	11,237	-	11,237	33,711	44,948
Time deposits	152,686	111,011	263,697	62,718	326,415
Short-term borrowings	9,433	-	9,433	-	9,433
Long-term borrowings	-	3,093	3,093	-	3,093
Noninterest-bearing, net	-	-	-	158,885	158,885
Total source of funds	313,577	114,104	427,681	325,467	$753,148
Period gap	129,626	(50,838)	78,788	(78,788)
Cumulative gap	$129,626	$78,788	$78,788	$-

Cumulative gap as a
percent of earning assets	17.21%	10.46%	10.46%

Liquidity and Capital Resources

    Liquidity. Liquidity refers to the ability or flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available to meet customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. Liquid assets include cash and due from banks, interest-bearing demand deposits with banks, federal funds sold and available for sale investment securities. Including securities pledged to collateralize public fund deposits, these assets represent 17.7% and 20.6% of the total liquidity base at March 31, 2008 and December 31, 2007, respectively. In addition, the Company maintained borrowing availability with the Federal Home Loan Bank approximating $9.1 million and $54.7 million at March 31, 2008 and December 31, 2007, respectively.  We also maintain federal funds lines of credit at three other correspondent banks totaling $59.7 million at March 31, 2008 and December 31, 2007. As of March 31, 2008 and December 31, 2007, the Company did not have outstanding debt against these lines of credit. Management believes there is sufficient liquidity to satisfy current operating needs.

    Capital Resources.  The Company’s capital position is reflected in stockholders’ equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.
    Stockholders’ equity ended at $67.8 million at March 31, 2008, an increase of $1.3 million when compared to $66.5 million at December 31, 2007. The increase in equity resulted from net income of $2.3 million, which was partially offset by the change in accumulated other comprehensive income of $169,000 and by dividends paid to stockholders totaling $889,000.

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
    At March 31, 2008, we satisfied the minimum regulatory capital requirements and were “well capitalized” within the meaning of federal regulatory requirements.

Item 4T. Controls and Procedures
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
    Management, with the participation of the CEO and CFO, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, the CEO and CFO have concluded that the disclosure controls and procedures as of the end of the period covered by this annual report are effective. There were no changes in the Company’s internal control over financial reporting during the last fiscal quarter in the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 1. Legal Proceedings
    The Company is subject to various other legal proceedings in the normal course of business and otherwise. It is management's belief that the ultimate resolution of such other claims will not have a material adverse effect on the Company's financial position or results of operations.

Item 1A. Risk Factors
    There have been no material changes in the risk factors disclosed by the Company in its Annual Report filed on Form 10-K with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
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
The information required by this item is incorporated by reference to the Company's Form 10-K for the period ended December 31, 2007, filed with the SEC on 03/31/2008 .

12	Statement regarding computation of ratios
The information required by this item is incorporated by reference to the Company's Form 10-K for the period ended December 31, 2007, filed with the SEC on 03/31/2008 .

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST GUARANTY BANCSHARES, INC.

Date: May 15, 2008	By: /s/ Michael R. Sharp
Michael R. Sharp
President and
Chief Executive Officer

Date: May 15, 2008	By: /s/ Michele E. LoBianco
Michele E. LoBianco
Chief Financial Officer
Secretary and Treasurer