Form 10-Q
period 2008-06-30
First Guaranty Bancshares, Inc.
filed 2008-08-14
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2008
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
Yes [ ]   No [X]

As of July 31, 2008, the registrant had 5,559,644 shares of $1 par value common stock which were issued and outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 30,	December 31,
	2008	2007
Assets	(unaudited)
Cash and cash equivalents:
Cash and due from banks	$24,224	$22,778
Interest-earning demand deposits with banks	3,025	30
Federal funds sold	-	35,869
Cash and cash equivalents	27,249	58,677

Interest-earning time deposits with banks	99	2,188

Investment securities:
Available for sale, at fair value	94,420	105,570
Held to maturity, at cost (estimated fair value of
$34,092 and $36,206, respectively)	34,409	36,498
Investment securities	128,829	142,068

Federal Home Loan Bank stock, at cost	981	955
Loans held for sale	661	3,959

Loans, net of unearned income	622,202	575,256
Less: allowance for loan losses	6,360	6,193
Net loans	615,842	569,063

Premises and equipment, net	15,838	16,240
Goodwill	2,075	1,911
Intangible assets, net	2,228	2,383
Other real estate, net	793	373
Accrued interest receivable	4,588	5,126
Other assets	3,398	4,388
Total Assets	$802,581	$807,331

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing demand	$127,770	$120,740
Interest-bearing demand	196,779	223,142
Savings	44,412	45,044
Time	327,162	334,168
Total deposits	696,123	723,094

Short-term borrowings	30,307	10,401
Accrued interest payable	3,037	2,956
Long-term borrowings	3,093	3,093
Other liabilities	1,625	1,254
Total Liabilities	734,185	740,798

Stockholders' Equity
Common stock:
$1 par value - authorized 100,000,000 shares; issued and
outstanding 5,559,644 shares	5,560	5,560
Surplus	26,459	26,459
Retained earnings	37,527	34,849
Accumulated other comprehensive loss	(1,150)	(335)
Total Stockholders' Equity	68,396	66,533
Total Liabilities and Stockholders' Equity	$802,581	$807,331

See Notes to Consolidated Financial Statements.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(dollars in thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Interest Income:
Loans (including fees)	$10,141	$11,155	$20,999	$21,656
Loans held for sale	14	55	35	71
Deposits with other banks	5	22	14	45
Securities (including FHLB stock)	1,421	2,172	2,940	4,474
Federal funds sold	42	129	358	248
Total Interest Income	11,623	13,533	24,346	26,494

Interest Expense:
Demand deposits	672	1,626	1,641	3,285
Savings deposits	46	55	102	105
Time deposits	2,886	3,113	6,467	6,220
Borrowings	102	201	211	475
Total Interest Expense	3,706	4,995	8,421	10,085

Net Interest Income	7,917	8,538	15,925	16,409
Provision for loan losses	490	421	692	608
Net Interest Income after Provision for Loan Losses	7,427	8,117	15,233	15,801

Noninterest Income:
Service charges, commissions and fees	962	953	1,975	1,835
Net (losses) gains on sale of securities	-	(162)	3	(228)
Net gains on sale of loans	92	38	175	76
Other	484	263	827	552
Total Noninterest Income	1,538	1,092	2,980	2,235

Noninterest Expense:
Salaries and employee benefits	2,578	2,311	5,178	4,591
Occupancy and equipment expense	731	616	1,430	1,235
Net cost from other real estate & repossessions	42	158	84	424
Other	2,341	1,967	4,671	3,831
Total Noninterest Expense	5,692	5,052	11,363	10,081

Income Before Income Taxes	3,273	4,157	6,850	7,955
Provision for income taxes	1,142	1,432	2,392	2,740
Net Income	$2,131	$2,725	$4,458	$5,215

Per Common Share:
Earnings	$0.38	$0.49	$0.80	$0.94
Cash dividends paid	$0.16	$0.16	$0.32	$0.31

Average Common Shares Outstanding	5,559,644	5,559,644	5,559,644	5,559,644

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands, except per share data)

				Accumulated
	Common			Other
	Stock		Retained	Comprehensive
	$1 Par	Surplus	Earnings	Loss	Total

Balance December 31, 2006	$5,560	$26,459	$28,089	$(905)	$59,203
Net income	-	-	5,215	-	5,215
Change in unrealized loss
on available for sale securities,
net of reclassification adjustments and taxes	-	-	-	(105)	(105)
Comprehensive income					5,110
Cash dividends on common stock ($0.31 per share)	-	-	(1,724)	-	(1,724)
Balance June 30, 2007 (unaudited)	$5,560	$26,459	$31,580	$(1,010)	$62,589

Balance December 31, 2007	$5,560	$26,459	$34,849	$(335)	$66,533
Net income	-	-	4,458	-	4,458
Change in unrealized loss
on available for sale securities,
net of reclassification adjustments and taxes	-	-	-	(815)	(815)
Comprehensive income					3,643
Cash dividends on common stock ($0.32 per share)	-	-	(1,780)	-	(1,780)
Balance June 30, 2008 (unaudited)	$5,560	$26,459	$37,527	$(1,150)	$68,396

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Six Months Ended June 30,
	2008	2007
Cash Flows From Operating Activities
Net income	$4,458	$5,215
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	692	608
Depreciation and amortization	735	537
Amortization of discount on investments	(444)	(479)
(Gain) Loss on call / sale of securities	(3)	228
Gain on sale of assets	(175)	(76)
ORE writedowns and loss on disposition	33	294
FHLB stock dividends	(22)	(55)
Net decrease (increase) in loans held for sale	3,298	(1,400)
Change in other assets and liabilities, net	2,516	1,183
Net Cash Provided By Operating Activities	11,088	6,055

Cash Flows From Investing Activities
Proceeds from maturities and calls of HTM securities	2,089	275
Proceeds from maturities, calls and sales of AFS securities	450,234	254,609
Funds invested in AFS securities	(439,869)	(259,309)
Proceeds from sale of Federal Home Loan Bank stock	505	1,326
Funds invested in Federal Home Loan Bank stock	(509)	-
Proceeds from maturities of time deposits with banks	2,089	-
Net increase in loans	(48,008)	(19,258)
Purchase of premises and equipment	(217)	(644)
Proceeds from sales of other real estate owned	84	2,512
Additional acquisition costs paid	(12)	-
Net Cash (Used In) Investing Activities	(33,614)	(20,489)

Cash Flows From Financing Activities
Net (decrease) increase in deposits	(27,028)	15,990
Net increase in federal funds purchased and short-term borrowings	19,906	13,003
Repayment of long-term borrowings	-	(15,168)
Dividends paid	(1,780)	(1,724)
Net Cash (Used In) Provided By Financing Activities	(8,902)	12,101

Net Decrease In Cash and Cash Equivalents	(31,428)	(2,333)
Cash and Cash Equivalents at the Beginning of the Period	58,677	24,817
Cash and Cash Equivalents at the End of the Period	$27,249	$22,484

Noncash Activities:
Loans transferred to foreclosed assets	$537	$623

Cash Paid During The Period:
Interest on deposits and borrowed funds	$8,340	$9,785
Income taxes	$1,200	$3,000

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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations for the six-month periods ended June 30, 2007 and 2008 are not necessarily indicative of the results expected for the full year.
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
Level 3 Inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Fair Value Measurements at
June 30, 2008, Using
Quoted
Prices In
Active
		Markets	Significant
	Assets/Liabilities	For	Other	Significant
	Measured at Fair	Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in millions)	June 30, 2008	(Level 1)	(Level 2)	(Level 3)

Securities available for sale	$ 94.4	$ 31.4	$ 63.0	$ -

Securities Available for Sale. Securities classified as available for sale are reported at fair value utilizing Level 1 and Level 2 inputs. For these securities, the Corporation obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, market yield curves, prepayment speeds, credit information and the instrument’s contractual terms and conditions, among other things.
Certain financial assets such as impaired loans are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The fair value of impaired loans was $8.5 million at June 30, 2008.
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

Note 3. Loans and Allowance for Loan Losses
             Loans at June 30, 2008 (unaudited) and December 31, 2007 were as follows:

	June 30,		December 31,
	2008		2007
		As % of		As % of
	Balance	Category	Balance	Category
	(dollars in thousands)
Real estate
Construction & land development	$83,869	13.5%	$98,127	17.0%
Farmland	16,724	2.7%	23,065	4.0%
1-4 Family	85,132	13.7%	84,640	14.7%
Multifamily	16,213	2.6%	13,061	2.3%
Non-farm non-residential	226,197	36.3%	236,474	41.1%
Total real estate	428,135	68.7%	455,367	79.1%

Agricultural	21,642	3.5%	16,816	2.9%
Commercial and industrial	151,582	24.3%	81,073	14.1%
Consumer and other	21,510	3.5%	22,517	3.9%
Total loans before unearned income	622,869	100.0%	575,773	100.0%
Less: unearned income	(667)		(517)
Total loans after unearned income	$622,202		$575,256

             Beginning in the third quarter of 2008, the Company will begin using new risk categories in the calculation of the allowance for loan losses. The calculation will continue to include historical trends and current economic factors.
Changes in the allowance for loan losses for the six months ended June 30, 2008 (unaudited) and the year ended December 31, 2007 are as follows:

	June 30,	December 31,
	2008	2007
	(in thousands)

Balance beginning of period	$6,193	$6,675
Additional provision from acquisition	-	325
Provision charged to expense	692	1,918
Loans charged off	(643)	(3,885)
Recoveries	118	1,160
Allowance for loan losses	$6,360	$6,193

           The loan charge-offs in 2008 consisted of $237,000 in 1-4 family residential loans, $240,000 in commercial charge-offs, $10,000 in loans secured by farmland and $156,000 in consumer loans. Of the loan charge-offs in 2007, approximately $3.0 million were loans secured by real estate of which $2.2 million were commercial real estate and approximately $800,000 were residential properties.
In July 2007, the Company signed a Final Release and Settlement Agreement with BankInsurance, Inc., the Company’s insurance company, for a claim made by the Company under the Financial Institution Bond. Under this Release and Agreement, the Company received $1.1 million as a settlement for mortgage loan irregularities discovered in 2005. After attorney fees and expenses, the Company recorded a loan recovery totaling $731,000 in July 2007. This transaction also resulted in a reversal of the provision totaling $300,000 also recorded in July 2007.

Note 4. Goodwill and Other Intangible Assets
     The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with the provision of SFAS No. 142. Other intangible assets continue to be amortized over their useful lives. Goodwill for the quarter ended June 30, 2008 was $2.1 million compared to $1.9 million at December 31, 2007. No impairment charges were recognized during 2008.
Mortgage servicing rights totaled $24,000 at June 30, 2008. Other intangible assets recorded include core deposit intangibles, which are subject to amortization. The core deposits reflect the value of deposit relationships, including the beneficial rates, which arose from the purchase of other financial institutions and the purchase of various banking center locations from one single financial institution. The following table summarizes the Company’s purchased accounting intangible assets subject to amortization.

	As of June 30, 2008			As of December 31, 2007
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in thousands, unaudited)

Core deposit intangibles	$7,997	$5,793	$2,204	$7,997	$5,638	$2,359
Mortgage servicing rights	24	-	24	24	-	24
Total	$8,021	$5,793	$2,228	$8,021	$5,638	$2,383

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
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in noninterest expense. During the quarters ended June 30, 2008 and 2007, the Company has not recognized any interest or penalties in its consolidated financial statements, nor has it recorded an accrued liability for interest or penalty payments.
At this time, no tax years are under examination. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations for years before 2004.

Note 6.  Recent Accounting Pronouncements
In June 2008, the FASB ratified EITF Issue No. 08-3, Accounting for Lessees for Maintenance Deposits Under Lease Arrangements, (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. We anticipate the adoption of EITF 08-3 will not have a significant impact to the Company’s financial condition or results of operations.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We anticipate the adoption of SFAS 162 will not have a significant impact to the Company’s financial condition or results of operations.
In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-a, Accounting for Convertible Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). The FSP requires that proceeds from the issuance of convertible debt instruments be allocated between debt (at a discount) and an equity component. The debt discount will be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. This FSP is effective for fiscal years beginning after December 15, 2008, and will be applied retrospectively to prior periods. We anticipate the adoption of  APB 14-a will not have a significant impact to the Company’s financial condition or results of operations.
In April 2008, the FASB issued FASB Staff Position (FSP) 142-3, Determination of the Useful Life of Intangible Assets, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We anticipate the adoption of FSP 142-3 will not have a significant impact to the Company’s financial condition or results of operations.

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
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51. SFAS 160 establishes new accounting and reporting standards for non-controlling interests in a subsidiary. SFAS 160 will require entities to classify non-controlling interests as a component of stockholders’ equity and will require subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction. SFAS 160 will also require entities to recognize a gain or loss upon the loss of control of a subsidiary and to re-measure any ownership interest retained at fair value on that date. This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. We anticipate the adoption of SFAS No. 160 will not have a significant impact to the Company’s financial condition or results of operations
In December 2007, FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”) which applies to all business combinations. The statement requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” All business combinations will be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies will have to identify the acquirer; determine the acquisition date and purchase price; recognize at their acquisition-date fair values the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquiree, and recognize goodwill or, in the case of a bargain purchase, a gain. SFAS No. 141R is effective for periods beginning on or after December 15, 2008, and early adoption is prohibited. It will be applied to business combinations occurring after the effective date. We anticipate the adoption of SFAS No. 141R will not have a significant impact to the Company’s financial condition or results of operations.
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

Note 7. Subsequent Events
     The Agreement and Plan of Merger with First Community Holding Company was terminated on July 16, 2008. We do not anticipate incurring costs due to termination penalties or fees. The estimated merger costs to be expensed in the third quarter of 2008 will be approximately $150,000.
    In July 2008, the Company requested regulatory approval for the redemption of the junior subordinated debentures. As a condition of the approval of the redemption, the Federal Reserve Bank of Atlanta requested, until further notice, that the Company obtain prior written approval before incurring any indebtedness, declaring or paying any corporate dividends or redeeming any corporate stock. Also, the Louisiana Office of Financial Institutions requested that the Bank obtain prior approval before paying any dividends until compliant with LSA-R.S. 6:263(C).
    On August 8, 2008, $3.1 million in junior subordinated debentures were redeemed. These debentures were issued in August 2003 for a 30 year period, callable after 5 years, at a rate of LIBOR plus 300 basis points. In 2007, the Company assumed the $3.1 million in subordinated debentures in the Homestead Bancorp, Inc. acquisition. The Company repaid the debt with $1.0 million in cash and borrowed the remaining amount by drawing on its line of credit at prime less 100 basis points. The Company anticipates repaying the debt by December 31, 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

  The following management discussion and analysis is intended to highlight the significant factors affecting the Company's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data for the three and  six months ended June 30, 2008 and 2007 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly the Company's financial position and results of operations for such periods.

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

Second Quarter Overview
Financial highlights for the second quarter of 2008 are as follows:
•
Net income for the second quarter of 2008 and 2007 was $2.1 million and $2.7 million, respectively, with earnings per common share of $0.38 and $0.49, respectively. The earnings for the second quarter 2008 decreased due primarily to the compression placed on the net interest margin with the decline in shorter term market interest rates.

•
Net interest income for the second quarter of 2008 and 2007 was $7.9 million and $8.5 million, respectively. The net interest margin was 4.3% for the second quarter 2008 and 4.8% for the second quarter 2007.

•	The provision for loan losses for the second quarter of 2008 was $490,000 compared to $421,000 for the second quarter of 2007.
•
Noninterest income for the second quarter of 2008 was $1.5 million, an increase of $446,000 when compared to the second quarter of 2007. Included are increases of $9,000 in service charges, commissions and fees, $54,000 in net gains on sale of loans, $221,000 in other noninterest income and a $162,000 decrease in net losses on sale of securities.

•
Noninterest expense for the second quarter of 2008 was $5.7 million, an increase of $640,000 when compared to the second quarter of 2007. Included are increases of $267,000 in salaries and employee benefits, $116,000 in occupancy and equipment expense, and $374,000 in other noninterest expense. These increases in noninterest expense were offset by the reduction in the net cost of other real estate and repossessions totaling $116,000.

•
Total assets as of June 30, 2008 were $802.6 million, a decrease of $4.8 million or 0.6% when compared to $807.3 million at December 31, 2007. The decrease in assets resulted from decreases in cash and cash equivalents, interest-earning time deposits with banks, investment securities and a slight decrease in other assets, and was partially offset by an increase in total loans.

•
The net loan portfolio at June 30, 2008 totaled $615.8 million, an increase of $46.8 million or 8.2% from the December 31, 2007 level of $569.1 million. Net loans reflect a reduction for the allowance for loan losses which totaled $6.4 million for June 30, 2008 and $6.2 million for December 31, 2007.

•	Non-performing assets ended at $11.2 million at June 30, 2008, a decrease of $29,000 when compared to December 31, 2007.
•
Total deposits decreased $27.0 million or 3.7% in 2008 when compared to December 31, 2007. Of this decrease, individual and business deposits decreased by $28.0 million and deposits from public fund deposits increased by $1.0 million.

•
At June 30, 2008, short-term borrowings were $30.3 million and consisted of $19.8 million in federal funds purchased and $10.5 million in repurchase agreements. Long-term borrowings remained unchanged for the second quarter 2008 and are comprised solely of trust preferred debt.

•
Stockholders’ equity was $68.4 million at June 30, 2008, an increase of $1.9 million when compared to $66.5 million at December 31, 2007. The increase in stockholders’ equity resulted from net income of $4.5 million, which was partially offset by the change in accumulated other comprehensive income of $0.8 million and dividends paid to stockholders totaling $1.8 million.

•
Return on average assets for the six month periods ended June 30, 2008 and 2007 were 1.14% and 1.46%, respectively and return on average equity for the same periods were 13.06% and 17.01%, respectively.

•	In each of the first two quarters 2008, the Company’s Board of Directors declared cash dividends of $0.16 per common share, a 3.2% increase compared to the same period in 2007.

Financial Condition

Changes in Financial Condition from December 31, 2007 to June 30, 2008

General. Total assets as of June 30, 2008 were $802.6 million, a decrease of $4.8 million or 0.6% when compared to $807.3 million at December 31, 2007. The decrease in assets resulted from decreases in cash and cash equivalents, interest-earning time deposits, investment securities and other assets partially offset by an increase in net loans. Net loans increased by $46.8 million during 2008, an increase of 8.2%, totaling $615.8 million at June 30, 2008.

Investment Securities.  Investment securities at June 30, 2008 totaled $128.8 million, a decrease of $13.2 million when compared to $142.1 million at December 31, 2007.  The net change in securities was primarily a result of the Company redeploying investment maturities into loans which currently provide higher yields than investment securities.
The securities portfolio consisted principally of U.S. Government agency securities, mortgage-backed obligations, asset-backed securities, corporate debt securities and mutual funds or other equity securities. The securities portfolio provides us with a relatively stable source of income and provides a balance to interest rate and credit risks as compared to other categories of assets.
At June 30, 2008, $37.5 million or 29.1% of securities (excluding Federal Home Loan Bank of Dallas stock) and mutual funds and other equity securities were scheduled to mature in less than one year. This includes $35.7 million in discount notes that are being used solely for pledging purposes. When excluding these securities, only 1.4% of securities mature in less than one year. Securities with maturity dates over 15 years totaled 10.5% of the total portfolio. The average maturity of the securities portfolio was 4.7 years.

At June 30, 2008, securities totaling $94.4 million were classified as available for sale and $34.4 million were classified as held to maturity, compared to $105.6 million classified as available for sale and $36.5 million classified as held to maturity at December 31, 2007.  Management periodically assesses the quality of our investment holdings using procedures similar to those used in assessing the credit risks inherent in the loan portfolio. At June 30, 2008, it is management’s opinion that we held no investment securities which bear a greater than the normal amount of credit risk as compared to similar investments and that no securities had an amortized cost greater than their recoverable value.
Average securities as a percentage of average interest-earning assets were 16.4% for the six-month period ended June 30, 2008 and 23.3% for the same period in 2007. Most securities held at June 30, 2008 qualified as securities pledgeable to collateralize repurchase agreements and public funds. Securities pledged at June 30, 2008 totaled $109.1 million.

Mortgage Loans Held for Sale. Loans held for sale decreased $3.3 million to $661,000 at June 30, 2008 compared to $4.0 million at December 31, 2007.

Loans. The origination of loans is our primary use of our financial resources and represents the largest component of earning assets. Total loans accounted for 77.5% of total assets at June 30, 2008 an increase when compared to 71.3% at December 31, 2007. There are no significant concentrations of credit to any borrower or industry. As of June 30, 2008, 68.7% of our loan portfolio was secured primarily or secondarily by real estate. The largest portion of our loan portfolio is in non-farm non-residential loans secured by real estate, which accounts for 36.3% of our total portfolio.
Our net loan portfolio at June 30, 2008 totaled $615.8 million, an increase of approximately $46.8 million from the December 31, 2007 level of $569.1 million. The increase in net loans includes $30.5 million in assignments purchased on three non-real estate commercial and industrial loans and $16.3 million in loans made in-house, net of paydowns.  The loan assignments purchased meet the same underwriting criteria used when making in-house loans.  Net loans include the reduction for the allowance for loan losses which totaled $6.4 million at June 30, 2008 and $6.2 at December 31, 2007. Fixed rate loans increased from $223.0 million or 38.8% of the total loan portfolio at December 31, 2007 to $266.3 million, or 42.8% of the total loan portfolio at June 30, 2008. Loan charge-offs totaled $643,000 during the first six months of 2008, compared to $612,000 during the same period of 2007.  Recoveries totaled $118,000 and $303,000 during the first six-months of 2008 and 2007, respectively.

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
Nonperforming assets totaled $10.9 million or 1.4% of total assets at June 30, 2008, a decrease from $11.2 million at December 31, 2007.

The table below sets forth the amounts and categories of our non-performing assets at June 30, 2008 (unaudited) and December 31, 2007.

	June 30,	December 31,
	2008	2007
	(in thousands)
Non-accrual loans:
Real estate loans:
Construction and land development	$1,954	$1,841
Farmland	174	419
One- to four- family residential	1,842	1,819
Multifamily	-	2
Non-farm non-residential	5,159	4,950
Non-real estate loans:
Commercial and industrial	648	978
Consumer and other	347	279
Total non-accrual loans	10,124	10,288

Loans 90 days and greater delinquent
and still accruing:
Real estate loans:
One- to four- family residential	6	544
Non-real estate loans:
Consumer and other	6	3
Total loans 90 days greater
delinquent and still accruing	12	547

Restructured loans	-	-

Total non-performing loans	10,136	10,835

Real estate owned:
Real estate loans:
Construction and land development	297	84
One- to four- family residential	105	170
Non-farm non-residential	391	119
Total real estate owned	793	373

Total non-performing assets	$10,929	$11,208

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
▪ Examinations and review by the Company's internal loan review department, independent accountants and third-party independent loan review personnel; and
▪ Examinations of the loan portfolio by federal and state regulatory agencies.

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
Provisions made pursuant to these processes totaled $692,000 in the first six months of 2008 as compared to $608,000 for the same period in 2007. Provisions are necessary to maintain the allowance at an adequate level based on loan risk factors and the levels of net loan charge-offs. The provisions made in the first six months of 2008 were taken to provide for current loan losses and to maintain the allowance at an adequate level commensurate with Management’s evaluation of the risks inherent in the loan portfolio. Total charge-offs were $643,000 for first six months of 2008 as compared to total charge-offs of $612,000 for the same period in 2007. Recoveries were $118,000 for the first six months of 2008 as compared to recoveries of $303,000 for the same period in 2007.
The allowance at June 30, 2008 was $6.4 million or 1.02% of total loans and 56.9% of nonperforming assets. Management believes that the current level of the allowance is adequate to cover losses in the loan portfolio given the current economic conditions, expected net charge-offs and nonperforming asset levels.
Other information relating to loans, the allowance for loan losses and other pertinent statistics follows.

	June 30,
	2008	2007
	(in thousands, unaudited)
Loans:
Average outstanding balance	$593,450	$511,777
Balance at end of period	$622,202	$525,520

Allowance for Loan Losses:
Balance at beginning of year	$6,193	$6,675
Provision charged to expense	692	608
Loans charged off	(643)	(612)
Recoveries	118	303
Balance at end of period	$6,360	$6,974

Beginning in the third quarter of 2008, the Company will begin using new risk categories in the calculation of the allowance for loan losses. The calculation will continue to include historical trends and current economic factors.

Deposits.  Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize the net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes.  In this regard, management regularly assesses our funding needs, deposit pricing and interest rate outlooks.  From December 31, 2007 to June 30, 2008, total deposits decreased $27.0 million, or 3.7%, to $696.1 million at June 30, 2008 from $723.1 million at December 31, 2007. Noninterest-bearing demand deposits increased by $7.0 million while interest-bearing deposits decreased by $34.0 million. The decrease in interest-bearing deposits are from a decrease of $2.6 million in business deposits, $32.4 million in consumer deposits and an increase of $1.0 million in public fund deposits. As of June 30, 2008, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $181.4 million.
Average noninterest-bearing deposits decreased to $119.9 million for the six-month period ended June 30, 2008 from $125.3 million for the six-month period ended June 30, 2007. Average noninterest-bearing deposits represented 17.2% and 19.6% of average total deposits for the six-month periods ended June 30, 2008 and 2007, respectively.
As we seek to maintain a strong net interest margin and improve our earnings, attracting core noninterest-bearing deposits will remain a primary emphasis. Management will continue to evaluate and update our product mix in its efforts to attract additional core customers.  We currently offer a number of noninterest-bearing deposit products that are competitively priced and designed to attract and retain customers with primary emphasis on core deposits. We have also offered several different time deposit promotions in an effort to increase our core deposits and to increase liquidity.

The following table sets forth the composition of the Company’s deposits at June 30, 2008 (unaudited) and December 31, 2007.

	June 30,	December 31,	Increase/(Decrease)
	2008	2007	Amount	Percent
	(dollars in thousands)
Deposits:
Noninterest-bearing demand	$127,770	$120,740	$7,030	5.8%
Interest-bearing demand	196,779	223,142	(26,363)	-11.8%
Savings	44,412	45,044	(632)	-1.4%
Time	327,162	334,168	(7,006)	-2.1%
Total deposits	$696,123	$723,094	$(26,971)	-3.7%

Borrowings. The Company maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short- and long-term basis to meet liquidity needs. At June 30, 2008, short term borrowings totaled $30.3 million compared to $10.4 million at December 31, 2007. Long term borrowings remained unchanged at $3.1 million at June 30, 2008 when compared to December 31, 2007 and consisted solely of subordinated debt. The average amount of total borrowings for the six months ended June 30, 2008 was $12.1 million, compared to $14.1 million for the six months ended June 30, 2007. At June 30, 2008, the Company had $135.0 million in Federal Home Loan Bank letters of credit outstanding obtained solely for collateralizing public deposits.

Equity. Total equity increased to $68.4 million as of June 30, 2008 from $66.5 million as of December 31, 2007. The increase in equity primarily resulted from net income of $4.5 million for the six months ended June 30, 2008 less $0.8 million for the decrease in unrealized loss on available for sale securities and $1.8 million in quarterly dividend payments. Cash dividends paid were $0.32 and $0.31 per share for the six-month periods ending June 30, 2008 and 2007, respectively.

Results of Operations for the Six Months and Three Months Ended June 30, 2008 and June 30, 2007

     Net income. For the quarter ending June 30, 2008, First Guaranty Bancshares, Inc. had consolidated net income of $2.1 million, a $0.6 million decrease from the $2.7 million of net income reported for the second quarter of 2007.  Net income for the six months ended June 30, 2008 was $4.5 million, a decrease of $757,000, or 14.5% from $5.2 million for the six months ended June 30, 2007. The largest decrease in net income resulted in net interest income from market pressure placed on our net interest margin with the decline in market interest rates. In addition, noninterest expense increased due to additional costs related to strengthening and enhancing the internal audit and control process, costs associated with education and training of existing and new personnel, and the addition of staff to position ourselves to take advantage of opportunities in our respective markets.

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
    Net interest income for the quarter ended June 30, 2008 was $7.9 million, a decrease of $0.6 million when compared to $8.5 million for the second quarter in 2007. Net interest income for the six-month period ended June 30, 2008 totaled $15.9 million. This reflects a decrease of $484,000 when compared to the six-month period ended June 30, 2007.  The decrease in net interest income for both the three month and six month periods reflected a decrease in net interest spread and net interest margin as the yield on our interest-earning assets decreased more than the cost of our interest-bearing liabilities.
    The net interest income yield shown below in the average balance sheet is calculated by dividing net interest income by average interest-earning assets and is a measure of the efficiency of the earnings from balance sheet activities. It is affected by changes in the difference between interest on interest-earning assets and interest-bearing liabilities and the percentage of interest-earning assets funded by interest-bearing liabilities (leverage). The leverage for the six months ending June 30, 2008 was 79.8%, compared to 79.6% for the same period in 2007.

    The following table sets forth average balance sheets, average yields and costs, and certain other information for the six months ended June 30, 2008 and 2007, respectively. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	Six Months Ended June 30,
	2008			2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits with banks	$1,024	$14	2.7%	$2,259	$45	4.0%
Securities (including FHLB stock)	121,484	2,940	4.9%	159,733	4,474	5.6%
Federal funds sold	23,525	358	3.1%	9,830	248	5.1%
Loans held for sale	916	35	7.7%	2,147	71	6.7%
Loans, net of unearned income	593,450	20,999	7.1%	511,777	21,656	8.5%
Total interest-earning assets	740,399	24,346	6.6%	685,746	26,494	7.8%

Noninterest-earning assets:
Cash and due from banks	23,255			18,095
Premises and equipment, net	16,217			13,934
Other assets	5,535			2,440
Total	$785,406			$720,215

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Demand deposits	$202,123	1,641	1.6%	$197,440	3,285	3.4%
Savings deposits	44,818	102	0.5%	40,197	105	0.5%
Time deposits	331,889	6,467	3.9%	274,690	6,220	4.6%
Borrowings	12,088	211	3.5%	14,109	475	6.8%
Total interest-bearing liabilities	590,918	8,421	2.9%	526,436	10,085	3.9%

Noninterest-bearing liabilities:
Demand deposits	119,946			125,285
Other	5,904			5,736
Total liabilities	716,768			657,457
Stockholders' equity	68,638			62,758
Total	$785,406			$720,215
Net interest income		$15,925			$16,409
Net interest rate spread (1)			3.7%			3.9%
Net interest-earning assets (2)	$149,481			$159,310
Net interest spread (3)			4.3%			4.8%

Average interest-earning assets to
interest-bearing liabilities			125.3%			130.3%

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
    Provisions made pursuant to these processes totaled $490,000 for the quarter ended June 30, 2008, an increase of $69,000 when compared to the same quarter in 2007. Year-to-date provisions made totaled $692,000 for the first six months of 2008 as compared to $608,000 for the same period in 2007. Provisions are necessary to maintain the allowance at an adequate level based on loan risk factors and the levels of net loan charge-offs. The provisions made in the first six months of 2008 and 2007 were taken to provide for current loan losses and to maintain the allowance at an adequate level commensurate with Management’s evaluation of the risks inherent in the loan portfolio. Total charge-offs were $643,000 for the first six months of 2008 as compared to $612,000 for the same period in 2007. Recoveries were $118,000 for the first six months of 2008 as compared to $303,000 for the same period in 2007.

    Noninterest Income. Noninterest income includes deposit service charges, return check charges, bankcard fees, other commissions and fees, gains and/or losses on sales of securities and loans, and various other types of income.
    Noninterest income for the three month period ended June 30, 2008 totaled $1.5 million, up $0.4 million when compared to the same period in 2007. This increase in noninterest income resulted from a decrease in losses taken on the sale of securities and from an increase in other noninterest income.
    Noninterest income for the first six months of 2008 totaled $3.0 million, up $745,000 when compared to the same period in 2007. This increase was due to increases in service charge, commission and fee income totaling $140,000, increases of $99,000 in net gains on sale of loans, increases of $275,000 in other noninterest income and a $230,000 decrease in net losses on sale of securities. The increase in other noninterest income resulted primarily from a reimbursement received in 2008 for incorrect fees billed on our ATM services contract.

    Noninterest Expense.  Noninterest expense includes salaries and employee benefits, occupancy and equipment expense, net cost from other real estate and repossessions and other types of expenses. Noninterest expense for the second quarter in 2008 totaled $5.7 million, an increase of $0.6 million from the same period in 2007. The largest increases in noninterest expense were reflected in salaries and employee benefits and in other noninterest expenses. The increase in salaries and employee benefits resulted from normal salary adjustments and an increase in the number of employees in 2008 when compared to 2007 from the completion of the Homestead Bank merger. Other noninterest expense increased $0.4 million for the second quarter 2008 when compared to the same period in 2007, with increases in insurance expenses, advertising costs in an effort to increase our market presence and amortization expense on core deposit intangibles.
    Noninterest expense totaled $11.4 million for the six months ended June 30, 2008, compared to $10.1 million for the same period in 2007, an increase of $1.3 million. Salaries and benefits increased $587,000 primarily due to an increase in support staff and the acquisition of Homestead Bank which occurred on July 30, 2007. At June 30, 2008, 241 employees represented full-time equivalents of 223 staff members, compared to 223 employees which represented full-time equivalents of 207 staff members during the same period of 2007. At the time of the Homestead Bank acquisition, Homestead Bank employed 21 employees, all of whom became employees of Company. Occupancy and equipment expense totaled $1.4 million for the first six months of 2008, an increase of $195,000 when compared to the same period in 2007. Net cost of other real estate and repossessions decreased $340,000 when comparing the six month periods ending 2008 and 2007. Other noninterest expense reflects an increase of $841,000 when comparing the six-month periods ended 2008 and 2007.
The table below presents the components of other noninterest expense as of the three months and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Other noninterest expense:
Legal and professional fees	$394	$318	$830	$557
Operating supplies	134	140	271	290
Regulatory assessment	164	38	251	76
Insurance	57	49	111	80
Marketing and public relations	278	204	557	477
Data processing	410	422	906	837
Travel and lodging	102	107	212	228
Taxes - sales and capital	174	163	346	326
Postage	58	63	123	128
Software	72	72	143	137
Telephone	53	52	99	99
Amortization of core deposit intangibles	77	31	155	63
Other	368	308	667	533
Total other expense	$2,341	$1,967	$4,671	$3,831

    Noninterest expense during the third quarter 2008 is expected to include approximately $150,000 in expenses from our terminated transaction to acquire First Community Holding Company.

    Income Taxes. The provision for income taxes totaled $1.1 million and $1.4 million for the quarters ended June 30, 2008 and 2007, respectively. The provision for income taxes for the six months ended June 30, 2008 decreased $348,000 when compared to the same period in 2007. The decrease in the provision for income taxes reflected lower income during both the three-month and six-month periods in 2008. In each of the six months ended June 30, 2008 and 2007, the income tax provision approximated the normal statutory rate.  The effective rates were 34.9% and 34.4%, respectively.

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
    We monitor interest rate risk using an interest sensitivity analysis set forth on the following table. This analysis, which we prepare monthly, reflects the maturity and repricing characteristics of assets and liabilities over various time periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at June 30, 2008 reflects an asset-sensitive position with a positive cumulative gap on a one-year basis.

	Interest Sensitivity Within
		Over 3 Months
	3 Months Or Less	thru 12 Months	Total One Year	Over One Year	Total
	(dollars in thousands)
Earning Assets:
Loans (including loans held for sale)	$378,544	$83,288	$461,832	$161,031	$622,863
Securities (including FHLB stock)	36,721	1,829	38,550	91,260	129,810
Federal funds sold	-	-	-	-	-
Other earning assets	3,025	99	3,124	-	3,124
Total earning assets	418,290	85,216	503,506	252,291	$755,797

Source of Funds:
Interest-bearing accounts:
Demand deposits	142,459	-	142,459	54,320	196,779
Savings	11,103	-	11,103	33,309	44,412
Time deposits	128,803	129,625	258,428	68,734	327,162
Short-term borrowings	30,307	-	30,307	-	30,307
Long-term borrowings	3,093	-	3,093	-	3,093
Noninterest-bearing, net	-	-	-	154,044	154,044
Total source of funds	315,765	129,625	445,390	310,407	$755,797
Period gap	102,525	(44,409)	58,116	(58,116)
Cumulative gap	$102,525	$58,116	$58,116	$-

Cumulative gap as a
percent of earning assets	13.57%	7.69%	7.69%

Liquidity and Capital Resources

    Liquidity. Liquidity refers to the ability or flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available to meet customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. Liquid assets include cash and due from banks, interest-earning demand deposits with banks, federal funds sold and available for sale investment securities. Including securities pledged to collateralize public fund deposits, these assets represent 15.2% and 20.6% of the total liquidity base at June 30, 2008 and December 31, 2007, respectively. In addition, the Company maintained borrowing availability with the Federal Home Loan Bank totaling $144.4 million and $159.7 million at June 30, 2008 and December 31, 2007, respectively.  As of June 30, 2008, the net availability at the Federal Home Loan Bank was $4.0 million, compared to $54.7 million at December 31, 2007 largely due to an additional $30.0 million in letters of credit used solely to pledge to public fund deposits. We also maintain federal funds lines of credit at three other correspondent banks with borrowing capacity of $78.2 million at June 30, 2008 and $74.7 million at December 31, 2007. As of June 30, 2008, the Company had $14.4 million outstanding on these lines of credit. At December 31, 2007, the Company did not have an outstanding balance on these lines of credit. Management believes there is sufficient liquidity to satisfy current operating needs.

    Capital Resources.  The Company’s capital position is reflected in stockholders’ equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.
Stockholders’ equity was $68.4 million at June 30, 2008, an increase of $1.9 million when compared to $66.5 million at December 31, 2007. The increase in equity resulted from net income of $4.5 million, which was partially offset by the change in accumulated other comprehensive income of $815,000 and dividends paid to stockholders totaling $1.8 million.

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
    At June 30, 2008, we satisfied the minimum regulatory capital requirements and were “well capitalized” within the meaning of federal regulatory requirements.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
    As defined by the Securities and Exchange Commission in Exchange Act Rules 13a-14(c) and 15d-14(c), a company's "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within time periods specified in the Commission's rules and forms. The Company maintains such controls designed to ensure this material information is communicated to Management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decision regarding required disclosure.
    Management, with the participation of the CEO and CFO, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, the CEO and CFO have concluded that the disclosure controls and procedures as of the end of the period covered by this quarterly report are effective. There were no changes in the Company's internal control over financial reporting during the last fiscal quarter in the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders
    The Company’s Annual Meeting of Stockholders was held on May 15, 2008.

    With respect to the election of 3 directors to serve one year and until their successors are elected and qualified, the following are the numbers of shares voted for each nominee:

Nominees	For	Against
William K. Hood	4,020,508	4,459
Alton B Lewis	3,973,263	51,704
Marshall T. Reynolds	4,024,535	432

    There were no abstentions or broker non-votes.

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

FIRST GUARANTY BANCSHARES, INC.

Date:                      August 14, 2008                                                                By: /s/ Michael R. Sharp
                                           Michael R. Sharp
      President and
          Chief Executive Officer

Date:                      August 14, 2008                                                                By: /s/ Michele E. LoBianco
           Michele E. LoBianco
          Chief Financial Officer
          Secretary and Treasurer