Form 10-Q
period 2008-09-30
First Guaranty Bancshares, Inc.
filed 2008-11-14
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2008
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
Yes [ ]   No [X]

As of October 31, 2008, the registrant had 5,559,644 shares of $1 par value common stock which were issued and outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 30,	December 31,
	2008	2007
Assets	(unaudited)
Cash and cash equivalents:
Cash and due from banks	$19,726	$22,778
Interest-earning demand deposits with banks	48,441	30
Federal funds sold	584	35,869
Cash and cash equivalents	68,751	58,677

Interest-earning time deposits with banks	99	2,188

Investment securities:
Available for sale, at fair value	101,028	105,570
Held to maturity, at cost (estimated fair value of
$33,157 and $36,206, respectively)	34,317	36,498
Investment securities	135,345	142,068

Federal Home Loan Bank stock, at cost	2,333	955
Loans held for sale	380	3,959

Loans, net of unearned income	605,399	575,256
Less: allowance for loan losses	6,478	6,193
Net loans	598,921	569,063

Premises and equipment, net	15,799	16,240
Goodwill	2,146	1,911
Intangible assets, net	2,150	2,383
Other real estate, net	664	373
Accrued interest receivable	5,180	5,126
Other assets	4,547	4,388
Total Assets	$836,315	$807,331

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing demand	$116,641	$120,740
Interest-bearing demand	204,247	223,142
Savings	41,633	45,044
Time	352,943	334,168
Total deposits	715,464	723,094

Short-term borrowings	41,321	10,401
Accrued interest payable	2,953	2,956
Long-term borrowings	10,000	3,093
Other liabilities	2,270	1,254
Total Liabilities	772,008	740,798

Stockholders' Equity
Common stock:
$1 par value - authorized 100,600,000 shares; issued and
outstanding 5,559,644 shares	5,560	5,560
Surplus	26,459	26,459
Retained earnings	35,802	34,849
Accumulated other comprehensive loss	(3,514)	(335)
Total Stockholders' Equity	64,307	66,533
Total Liabilities and Stockholders' Equity	$836,315	$807,331

See Notes to Consolidated Financial Statements.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(dollars in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Interest Income:
Loans (including fees)	$10,105	$12,459	$31,104	$34,115
Loans held for sale	2	196	37	267
Deposits with other banks	8	16	22	62
Securities (including FHLB stock)	1,695	2,092	4,635	6,565
Federal funds sold	20	25	378	273
Total Interest Income	11,830	14,788	36,176	41,282

Interest Expense:
Demand deposits	664	1,580	2,305	4,865
Savings deposits	48	66	150	171
Time deposits	2,782	3,538	9,249	9,758
Borrowings	134	495	345	970
Total Interest Expense	3,628	5,679	12,049	15,764

Net Interest Income	8,202	9,109	24,127	25,518
Provision for loan losses	407	71	1,099	679
Net Interest Income after Provision for Loan Losses	7,795	9,038	23,028	24,839

Noninterest Income:
Service charges, commissions and fees	1,034	962	3,009	2,797
Net (losses) gains on sale of securities	-	(180)	3	(408)
Loss on securities impairment	(4,611)	-	(4,611)	-
Net gains on sale of loans	7	32	182	108
Other	392	256	1,219	808
Total Noninterest Income	(3,178)	1,070	(198)	3,305

Noninterest Expense:
Salaries and employee benefits	2,700	2,483	7,878	7,073
Occupancy and equipment expense	743	672	2,173	1,907
Net cost from other real estate & repossessions	116	175	200	599
Other	2,351	2,369	7,022	6,201
Total Noninterest Expense	5,909	5,699	17,273	15,780

(Loss) Income Before Income Taxes	(1,292)	4,408	5,557	12,364
(Benefit) Provision for income taxes	(457)	1,589	1,935	4,329
Net (Loss) Income	$(835)	$2,819	$3,622	$8,035

Per Common Share:
Earnings	$(0.15)	$0.51	$0.65	$1.45
Cash dividends paid	$0.16	$0.16	$0.48	$0.47

Average Common Shares Outstanding	5,559,644	5,559,644	5,559,644	5,559,644

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands, except per share data)

				Accumulated
	Common			Other
	Stock		Retained	Comprehensive
	$1 Par	Surplus	Earnings	Loss	Total

Balance December 31, 2006	$5,560	$26,459	$28,089	$(905)	$59,203
Net income	-	-	8,035	-	8,035
Change in unrealized loss
on available for sale securities,
net of reclassification adjustments and taxes	-	-	-	396	396
Comprehensive income					8,431
Cash dividends on common stock ($0.47 per share)	-	-	(2,612)	-	(2,612)
Balance September 30, 2007 (unaudited)	$5,560	$26,459	$33,512	$(509)	$65,022

Balance December 31, 2007	$5,560	$26,459	$34,849	$(335)	$66,533
Net income	-	-	3,622	-	3,622
Change in unrealized loss
on available for sale securities,
net of reclassification adjustments and taxes	-	-	-	(3,179)	(3,179)
Comprehensive income					443
Cash dividends on common stock ($0.48 per share)	-	-	(2,669)	-	(2,669)
Balance September 30, 2008 (unaudited)	$5,560	$26,459	$35,802	$(3,514)	$64,307

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash Flows From Operating Activities
Net income	$3,622	$8,035
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	1,099	679
Depreciation and amortization	1,109	150
Amortization of discount on investments	(642)	-
(Gain) Loss on call / sale of securities	(3)	408
Gain on sale of assets	(182)	(108)
Other than temporary impairment charge on securities	4,611	-
ORE writedowns and loss on disposition	35	410
FHLB stock dividends	(26)	(98)
Net decrease (increase) in loans held for sale	3,579	(599)
Change in other assets and liabilities, net	2,534	(1,086)
Net Cash Provided By Operating Activities	15,736	7,791

Cash Flows From Investing Activities
Proceeds from maturities and calls of HTM securities	2,180	395
Proceeds from maturities, calls and sales of AFS securities	625,460	444,307
Funds invested in AFS securities	(629,698)	(388,855)
Proceeds from sale of Federal Home Loan Bank stock	505	1,755
Funds invested in Federal Home Loan Bank stock	(1,857)	-
Proceeds from maturities of time deposits with banks	2,089	-
Net increase in loans	(31,514)	(41,264)
Purchase of premises and equipment	(446)	(592)
Proceeds from sales of other real estate owned	232	2,887
Cash paid in excess of cash received in acquisition	(84)	(10,646)
Net Cash (Used In) Provided By Investing Activities	(33,133)	7,987

Cash Flows From Financing Activities
Net (decrease) increase in deposits	(7,687)	10,166
Net increase in federal funds purchased and short-term borrowings	30,920	39,181
Proceeds from long-term borrowings	10,000	-
Repayment of long-term borrowings	(3,093)	(64,791)
Dividends paid	(2,669)	(2,612)
Net Cash Provided By (Used In) Financing Activities	27,471	(18,056)

Net Decrease In Cash and Cash Equivalents	10,074	(2,278)
Cash and Cash Equivalents at the Beginning of the Period	58,677	24,817
Cash and Cash Equivalents at the End of the Period	$68,751	$22,539

Noncash Activities:
Loans transferred to foreclosed assets	$557	$978

Cash Paid During The Period:
Interest on deposits and borrowed funds	$12,052	$15,802
Income taxes	$1,200	$4,400

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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations for the nine-month periods ended September 30, 2007 and 2008 are not necessarily indicative of the results expected for the full year.
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
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Fair Value Measurements at
September 30, 2008, Using
Quoted
Prices In
Active
		Markets	Significant
	Assets/Liabilities	For	Other	Significant
	Measured at Fair	Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in millions)	September 30, 2008	(Level 1)	(Level 2)	(Level 3)

Securities available for sale	$ 101.0	$ 17.4	$ 83.1	$ 0.5

Securities Available for Sale.  Securities classified as available for sale are reported at fair value utilizing Level 1, Level 2 and Level 3 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, market yield curves, prepayment speeds, credit information and the instrument’s contractual terms and conditions, among other things. Level 3 inputs were used for the September 30, 2008 market valuation on ALESCO and TRAPEZA asset backed securities. Cash flow valuations were done on these securities to facilitate in the calculation of the other than temporary impairment charge taken on securities in the third quarter 2008 (see Note 3).
Impaired Loans.  Certain financial assets such as impaired loans are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The fair value of impaired loans was $11.5 million at September 30, 2008. The fair value of impaired loans is measured by either the obtainable market price (Level 1), the fair value of the collateral as determined by appraisals or independent valuation (Level 2), or the present value of expected future cash flows discounted at the effective interest rate of the loan (Level 3).

Certain non-financial assets and non-financial liabilities are measured at fair value on a non-recurring basis including assets and liabilities related to reporting units measured at fair value in the testing of goodwill impairment, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. The Company will defer application of SFAS 157 for nonfinancial assets and nonfinancial liabilities until January 1, 2009.

Note 3. Securities Impairment
On September 7, 2008 the U.S. Treasury and the Federal Housing Finance Agency (FHFA) announced that Fannie Mae and Freddie Mac were being placed under conservatorship and giving management control to their regulator, the FHFA. Key provisions of the U.S. Government’s Plan announced to date are as follows:

•	Dividends on Fannie Mae and Freddie Mac common and preferred stock were eliminated.
•	Fannie Mae and Freddie Mac will be required to reduce their mortgage portfolios over time.
•
The U.S. Government agreed to provide equity capital to cover mortgage defaults in return for $1 billion of senior preferred stock in Fannie Mae and Freddie Mac and warrants for the purchase of 79.9% of the common stock of Fannie Mae and Freddie Mac.

•
The U.S. Government also announced that the U.S. Treasury would provide secured loans to Fannie Mae and Freddie Mac as needed until the end of 2009 and that the U.S. Treasury plans to purchase mortgage backed securities from Fannie Mae and Freddie Mac in the open market.

At September 30, 2008, First Guaranty Bank had three securities totaling $3,046,000, on a cost basis, of preferred stock of Fannie Mae and Freddie Mac which had unrealized losses of $1,991,000 and $1,010,000, respectively, debt securities totaling $727,000 and $240,000 issued by Lehman Brothers and Washington Mutual which had unrealized losses of $634,000 and $239,000, respectively.  The Bank also owns $510,000 and $739,000 in asset backed securities issued by TRAPEZA and ALESCO (CDOs) which had unrealized losses of $344,000 and $409,000, respectively.  The impact of the above actions and concerns in the market place about the future value of the preferred stock of Fannie Mae and Freddie Mac, as well as the bankruptcy of Lehman Brothers, the acquisition of Washington Mutual by J.P. Morgan and the material decrease in values in asset-backed securities due to the lack of trading has made it unclear when and if the value of these investments will improve in the future. Given the above developments, the Bank’s management and Chairman of the Board of Directors met on October 14, 2008 to review the most recent developments and concluded that the Bank’s investment in the preferred stock, debt securities and asset-backed securities were other than temporarily impaired. Following a full board review of the foregoing, on October 16, 2008, the Bank recorded a non-cash other-than-temporary impairment (“OTTI”) on these investments for the quarter ending September 30, 2008.

The OTTI charges recorded for the quarter ending September 30, 2008 totaled $4.6 million before tax, $3.0 million after tax, and consisted of the following:

	Number				Unrealized Loss		Ending
Security Name	Owned	Security Type	Book Value	Market Value	at 09/30/08	OTTI Charge	Book Value

TRAPEZA	2	Asset-backed	$510,065	$165,727	$(344,339)	$337,933	$172,132
ALESCO	3	Asset-backed	738,729	329,882	(408,848)	399,445	339,284
FNMA	2	Preferred Stock	2,019,840	29,000	(1,990,840)	1,990,840	29,000
FHLMC	1	Preferred Stock	1,026,313	16,500	(1,009,813)	1,009,813	16,500
Lehman Brothers	3	Corporate	727,371	93,750	(633,621)	633,621	93,750
Washington Mutual	1	Corporate	239,514	300	(239,214)	239,214	300
TOTAL	12		$5,261,832	$635,158	$(4,626,674)	$4,610,866	$650,966

Note 4. Loans and Allowance for Loan Losses
Loans, net of unearned income, totaled $605.4 million at September 30, 2008 and $575.3 million at December 31, 2007.  The Company also held $0.4 million and $4.0 million in loans held for sale at September 30, 2008 and December 31, 2007, respectively.  The loan portfolio is the largest component of assets with total loans accounting for 72.4% and 71.3% of total assets as of September 30, 2008 and December 31, 2007, respectively.  The loan portfolio consists solely of domestic loans.

     Total loans at September 30, 2008 (unaudited) and December 31, 2007 were as follows:

	September 30,		December 31,
	2008		2007
		As % of		As % of
	Balance	Category	Balance	Category
	(dollars in thousands)
Real estate
Construction & land development	$85,155	14.1%	$98,127	17.0%
Farmland	13,783	2.3%	23,065	4.0%
1-4 Family	84,526	13.9%	84,640	14.7%
Multifamily	15,831	2.6%	13,061	2.3%
Non-farm non-residential	267,542	44.1%	236,474	41.1%
Total real estate	466,837	77.0%	455,367	79.1%

Agricultural	23,859	3.9%	16,816	2.9%
Commercial and industrial	95,940	15.8%	81,073	14.1%
Consumer and other	19,430	3.2%	22,517	3.9%
Total loans before unearned income	606,066	100.0%	575,773	100.0%
Less: unearned income	(667)		(517)
Total loans after unearned income	$605,399		$575,256

The following table sets forth the maturity distribution of the loan portfolio and the allocation of fixed and floating rate loans at September 30, 2008:

	September 30, 2008
	Fixed	Floating	Total
	(in thousands)

One year or less	$103,039	$301,974	$405,013
One to five years	107,943	32,947	140,890
Five to 15 years	33,894	658	34,552
Over 15 years	14,158	328	14,486
Subtotal	259,034	335,907	594,941
Nonaccrual loans			10,458
Total loans after unearned income	$259,034	$335,907	$605,399

      In the third quarter of 2008, the Company began using new risk categories in the calculation of the allowance for loan losses. Management evaluated the loan loss risk methodology and revised the allowance calculation to include additional risk codes to further divide the loan portfolio into more specific risk pools. During the third quarter 2008, the revisions to the allowance for loan losses calculation did not have a material impact on the allowance. The calculation has continued to include historical trends and current economic factors.  The allowance for loan losses totaled $6.5 million or 1.07% of total loans at September 30, 2008 and $6.2 million or 1.08% of total loans at December 31, 2007.
Changes in the allowance for loan losses for the nine months ended September 30, 2008 (unaudited) and the year ended December 31, 2007 are as follows:

	September 30,	December 31,
	2008	2007
	(in thousands)

Balance beginning of period	$6,193	$6,675
Additional provision from acquisition	-	325
Provision charged to expense	1,099	1,918
Loans charged off	(991)	(3,885)
Recoveries	177	1,160
Allowance for loan losses	$6,478	$6,193

      The following table sets forth, for the periods indicated, the allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off:

	Nine Months Ended
	September 30,	September 30,
	2008	2007
	(in thousands)

Balance at beginning of period	$6,193	$6,675

Charge-offs:
Real estate loans:
Construction and land development	(166)	(387)
Farmland	(10)	-
One- to four- family residential	(151)	(123)
Non-farm non-residential	(26)	(750)
Commercial and industrial loans	(357)	(228)
Consumer and other	(281)	(405)
Total charge-offs	(991)	(1,893)

Recoveries:
Real estate loans:
Construction and land development	1	786
Farmland	-	14
One- to four- family residential	4	13
Non-farm non-residential	-	5
Commercial and industrial loans	16	124
Consumer and other	156	150
Total recoveries	177	1,092

Net charge-offs	(814)	(801)
Provision for loan losses	1,099	679
Additional provision from acquisition	-	325

Balance at end of period	$6,478	$6,878

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

Note 5. Goodwill and Other Intangible Assets
      The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with the provision of SFAS No. 142. Other intangible assets continue to be amortized over their useful lives. Goodwill for the quarter ended September 30, 2008 was $2.1 million compared to $1.9 million at December 31, 2007.
Mortgage servicing rights totaled $24,000 at September 30, 2008. Other intangible assets recorded include core deposit intangibles, which are subject to amortization. The core deposits reflect the value of deposit relationships, including the beneficial rates, which arose from the purchase of other financial institutions and the purchase of various banking center locations from one single financial institution.

The following table summarizes the Company’s purchased accounting intangible assets subject to amortization.

	As of September 30, 2008			As of December 31, 2007
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in thousands, unaudited)

Core deposit intangibles	$7,997	$5,871	$2,126	$7,997	$5,638	$2,359
Mortgage servicing rights	24	-	24	24	-	24
Total	$8,021	$5,871	$2,150	$8,021	$5,638	$2,383

Note 6.  Subordinated Debentures
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
On August 8, 2008, $3.1 million in junior subordinated debentures were redeemed. These debentures were issued in August 2003 for a 30 year period, callable after 5 years, at a rate of LIBOR plus 300 basis points. In 2007, the Company assumed the $3.1 million in subordinated debentures in the Homestead Bancorp, Inc. acquisition. The Company repaid the debt with $1.0 million in cash and borrowed the remaining amount by drawing on its line of credit at a rate of prime less 100 basis points. The balance of the debt on September 30, 2008 was $1.5 million and the Company anticipates repaying the debt by December 31, 2008.

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
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in noninterest expense. During the quarters ended September 30, 2008 and 2007, the Company has not recognized any interest or penalties in its consolidated financial statements, nor has it recorded an accrued liability for interest or penalty payments.
At this time, no tax years are under examination. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations for years before 2004.

Note 8.  Merger and Acquisition Activity
On July 16, 2008, First Community Holding Company (“First Community”) advised First Guaranty Bancshares, Inc. (the “Company”) that it was terminating the Agreement and Plan of Reorganization (the “Agreement”) by and between the Company and First Community pursuant to section 6.1(c) of the Agreement which requires that the merger be completed by July 16, 2008.  As of July 16, 2008, the Company had not received regulatory approval to complete the merger.  No termination penalties or fees were incurred.  All of the associated costs with the merger were expensed in the third quarter 2008 and totaled $114,000.

Note 9.  Recent Accounting Pronouncements
In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset in a Market That is Not Active, which clarifies the application of Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements, in an inactive market. Application issues clarified include: how management’s internal assumptions should be considered when measuring fair value when relevant observable data do not exist; how observable market information in a market that is not active should be considered when measuring fair value; and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. FSP 157-3 is effective immediately and resulted in a material impact on the Company’s financial condition or results of operations for the third quarter 2008 (see Note 3).
In June 2008, the FASB ratified EITF Issue No. 08-3, Accounting for Lessees for Maintenance Deposits Under Lease Arrangements, (EITF 08-3). EITF 08-3 provides guidance for accounting of nonrefundable maintenance deposits. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. We anticipate the adoption of EITF 08-3 will not have a significant impact to the Company’s financial condition or results of operations.
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

Note 10. Subsequent Events
     The Company will conduct its annual impairment test of goodwill as of October 1, 2008.  Impairment charges, if any, will be recorded on or before December 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following management discussion and analysis is intended to highlight the significant factors affecting the Company's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data for the three and  nine months ended September 30, 2008 and 2007 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly the Company's financial position and results of operations for such periods.

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

Third Quarter Overview
Financial highlights for the third quarter of 2008 are as follows:

•
For the third quarter of 2008, the Company had a net loss totaling $0.8 million with year-to-date income totaling $3.6 million.  The loss recorded for the third quarter 2008 was a result of a $4.6 million, $3.0 million net of tax, other than temporary impairment (“OTTI”) charge recorded on the securities portfolio. Net income for the third quarter 2008 excluding the OTTI charge would have been $2.2 million.  The Company had net income of $2.8 million for the third quarter 2007 with year–to-date net income in 2007 totaling $8.0 million.

•
Net interest income for the third quarter of 2008 and 2007 was $8.2 million and $9.1 million, respectively. The net interest margin was 4.3% for the third quarter 2008 and 4.8% for the third quarter 2007.

•	The provision for loan losses for the third quarter of 2008 was $0.4 million compared to $0.1 million for the third quarter of 2007.
•
Noninterest income for the third quarter of 2008 reflects a loss of $3.2 million compared with $1.0 million in noninterest income for the same period in 2007. This loss reflected a $4.6 million other than temporary impairment charge taken on securities in the third quarter 2008.

•
Noninterest expense for the third quarter of 2008 was $5.9 million, an increase of $0.2 million when compared to the third quarter of 2007. The largest increases in noninterest expense were in salaries and employee benefits and occupancy and equipment expense when comparing third quarter 2008 to third quarter 2007. The increase in salaries resulted from the additional key management personnel including an Internal Audit Manager and a Chief Credit Officer. The increase in employee benefits resulted from a $50,000 contribution to the employee stock ownership plan. The increase in occupancy expense resulted from an increase in the cost of utilities and an increase in depreciation.

•
Total assets as of September 30, 2008 were $836.3 million, an increase of $29.0 million or 3.6% when compared to $807.3 million at December 31, 2007 with the largest increases in cash and cash equivalents and loans, partially offset with decreases in interest-earning time deposits with banks and investment securities.

•
Cash and cash equivalents totaled $68.8 million at September 30, 2008, an increase of $10.1 million when compared to $58.7 million at December 31, 2007. Interest-earning demand deposits with banks increased $48.4 million due primarily to a quarter end test on our line of credit at Federal Home Loan Bank of $35.0 million, which we deposited in our interest-earning checking account at the Federal Home Loan Bank.  Cash and due from banks decreased $3.0 million and federal funds sold decreased $35.3 million.

•
Investment securities totaled $135.3 million at September 30, 2008, a decrease of $6.7 million when compared to $142.1 million at December 31, 2007. At September 30, 2008, available for sale securities, at fair value totaled $101.0 million, a decrease of $4.5 million when compared to December 31, 2007. Held to maturity securities, at cost totaled $34.3 million, a decrease of $2.2 million when compared to $36.5 million at December 31, 2007.

•
The net loan portfolio at September 30, 2008 totaled $598.9 million, an increase of $29.9 million or 5.2% from the December 31, 2007 level of $569.1 million. Net loans reflect a reduction for the allowance for loan losses which totaled $6.5 million for September 30, 2008 and $6.2 million for December 31, 2007.

•	Non-performing assets ended at $11.2 million at September 30, 2008, a decrease of $34,000 when compared to December 31, 2007.
•
Total deposits decreased $7.6 million or 1.1% in 2008 when compared to December 31, 2007. Individual and business deposits decreased by $9.5 million and deposits from public fund deposits increased by $1.9 million.

•
At September 30, 2008, short-term borrowings were $41.3 million and consisted of $35.0 million in federal funds purchased, $4.8 million in repurchase agreements and $1.5 million in other short-term borrowings. Long-term borrowings were $10.0 million at September 30, 2008 reflecting an increase of $6.9 million from December 31, 2007. The change in long-term borrowings in 2008 resulted from a new $10.0 million FHLB advance partially offset by redeeming $3.1 million in trust preferred debt.

•
Stockholders’ equity ended at $64.3 million at September 30, 2008, a decrease of $2.2 million when compared to December 31, 2007. The decrease in equity resulted from the change in accumulated other comprehensive income of $3.2 million and dividends paid on common stock totaling $2.7 million, partially offset by net income of $3.6 million.

•
As of September 30, 2008, the year-to-date return on average assets (“ROAA”) and return on average equity (“ROAE”) were 0.61% and 7.04% respectively, or 1.12% and 12.88% excluding the OTTI charge on securities taken in third quarter 2008. The year-to-date ROAA and ROAE were 1.45% and 17.01% for the same period in 2007. The ROAA and ROAE for the third quarter 2008 were -0.42% and -4.82% respectively, or 1.09% and 12.52% excluding the OTTI charge, compared to 1.45% and 17.00% for the third quarter 2007.

•	The Company’s Board of Directors declared cash dividends of $0.16 per common share in each of the first three quarters in 2008, a 2.2% increase compared to the same period in 2007.

Financial Condition

Changes in Financial Condition from December 31, 2007 to September 30, 2008

General. Total assets as of September 30, 2008 were $836.3 million, an increase of $29.0 million or 3.6% when compared to $807.3 million at December 31, 2007. The increase in assets resulted from increases in cash and cash equivalents and loans, with decreases in interest-earning time deposits with banks and investment securities. Other assets also slightly increased in 2008.

Cash and Cash Equivalents. Cash and cash equivalents at September 30, 2008 totaled $68.8 million, an increase of $10.1 million when compared to $58.7 million at December 31, 2007. Cash and due from banks decreased $3.1 million, interest-earning demand deposits with banks increased $48.4 million and federal funds sold decreased $35.3 million.  At September 30, 2008, the Company tested its line of credit with Federal Home Loan Bank for $35.0 million and deposited the funds into an interest-earning demand deposit. The increase in interest-earning demand deposits and the decrease in federal funds sold both resulted from a higher interest rate earned on interest-earning demand deposits than the interest earned on federal funds sold at September 30, 2008.

Investment Securities.  Investment securities at September 30, 2008 totaled $135.3 million, a decrease of $6.7 million when compared to $142.1 million at December 31, 2007.  The net change in securities was primarily a result of the Company redeploying investment maturities into loans which currently provide higher yields than investment securities.
The securities portfolio consisted principally of U.S. Government agency securities, mortgage-backed obligations, asset-backed securities, corporate debt securities and mutual funds or other equity securities. The securities portfolio provides us with a relatively stable source of income and provides a balance to interest rate and credit risks as compared to other categories of assets.
At September 30, 2008, $35.4 million or 25.7% of securities (including Federal Home Loan Bank of Dallas stock) and mutual funds and other equity securities were scheduled to mature in less than one year. This includes $18.0 million in discount notes that are being used solely for pledging purposes. When excluding these securities, only 1.3% of securities mature in less than one year. Securities with maturity dates over 15 years totaled 7.24% of the total portfolio. The average maturity of the securities portfolio was 8.3 years.
At September 30, 2008, securities totaling $101.0 million were classified as available for sale and $34.3 million were classified as held to maturity, compared to $105.6 million classified as available for sale and $36.5 million classified as held to maturity at December 31, 2007.  Management periodically assesses the quality of our investment holdings using procedures similar to those used in assessing the credit risks inherent in the loan portfolio. At September 30, 2008, management concluded that a $4.6 million before tax other than temporary impairment charge was needed for securities that had an amortized cost greater than their recoverable value (see Note 3).
Average securities as a percentage of average interest-earning assets were 16.7% for the nine-month period ended September 30, 2008 and 23.0% for the same period in 2007. Most securities held at September 30, 2008 qualified as securities pledgeable to collateralize repurchase agreements and public funds. Securities pledged at September 30, 2008 totaled $73.9 million.

Mortgage Loans Held for Sale. Loans held for sale decreased $3.6 million to $0.4 million at September 30, 2008 compared to $4.0 million at December 31, 2007.

Loans. The origination of loans is our primary use of our financial resources and represents the largest component of earning assets. Total loans accounted for 72.4% of total assets at September 30, 2008, compared to 71.3% of total assets at December 31, 2007. There are no significant concentrations of credit to any borrower or industry. As of September 30, 2008, 67.9% of our loan portfolio was secured primarily or secondarily by real estate. The largest portion of our loan portfolio is non-farm non-residential loans secured by real estate, which accounts for 44.2% of our total portfolio.

      Our net loan portfolio at September 30, 2008 totaled $598.9 million, an increase of approximately $29.8 million from the December 31, 2007 level of $569.1 million. The increase in net loans includes $28.4 million in assignments purchased on non-real estate commercial and industrial loans and $1.7 million in loans made in-house, net of paydowns. The loan assignments purchased meet the same underwriting criteria used when making in-house loans. Net loans include the reduction for the allowance for loan losses which totaled $6.5 million at September 30, 2008 and $6.2 at December 31, 2007. Fixed rate loans increased from $223.0 million or 38.8% of the total loan portfolio at December 31, 2007 to $259.0 million, or 42.8% of the total loan portfolio at September 30, 2008. Loan charge-offs totaled $1.0 million during the first nine months of 2008, compared to $1.9 during the same period of 2007.  Recoveries totaled $0.2 million and $1.1 million during the first nine months of 2008 and 2007, respectively.

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
Nonperforming assets totaled $11.2 million or 1.3% of total assets at September 30, 2008, a decrease of $34,000 from December 31, 2007.  Management has not identified additional information on any loans not already included in the nonperforming asset total that indicates possible credit problems that could cause doubt as to the ability of borrowers to comply with the loan repayment terms in the future.

      The table below sets forth the amounts and categories of our non-performing assets at September 30, 2008 (unaudited) and December 31, 2007.

	September 30,	December 31,
	2008	2007
	(in thousands)
Non-accrual loans:
Real estate loans:
Construction and land development	$2,253	$1,841
Farmland	182	419
One- to four- family residential	1,621	1,819
Multifamily	-	2
Non-farm non-residential	5,669	4,950
Non-real estate loans:
Commercial and industrial	453	978
Consumer and other	280	279
Total non-accrual loans	10,458	10,288

Loans 90 days and greater delinquent
and still accruing:
Real estate loans:
One- to four- family residential	49	544
Non-real estate loans:
Consumer and other	3	3
Total loans 90 days greater
delinquent and still accruing	52	547

Restructured loans	-	-

Total non-performing loans	10,510	10,835

Real estate owned:
Real estate loans:
Construction and land development	188	84
One- to four- family residential	105	170
Non-farm non-residential	371	119
Total real estate owned	664	373

Total non-performing assets	$11,174	$11,208

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

The data collected from all sources in determining the adequacy of the allowance is evaluated on a regular basis by Management with regard to current national and local economic trends, prior loss history, underlying collateral values, credit concentrations and industry risks. An estimate of potential loss on specific loans is developed in conjunction with an overall risk evaluation of the total loan portfolio. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as new information becomes available. In the third quarter of 2008, the Company began using new risk categories in the calculation of the allowance for loan losses. The calculation has continued to include historical trends and current economic factors.
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
Provisions made pursuant to these processes totaled $1.1 million in the first nine months of 2008 as compared to $0.7 million for the same period in 2007. Provisions are necessary to maintain the allowance at an adequate level based on loan risk factors and the levels of net loan charge-offs. The provisions made in the first nine months of 2008 were taken to provide for current loan losses and to maintain the allowance at an adequate level commensurate with Management’s evaluation of the risks inherent in the loan portfolio. Total charge-offs were $1.0 million for first nine months of 2008 as compared to total charge-offs of $1.9 million for the same period in 2007. Recoveries were $0.2 million for the first nine months of 2008 as compared to recoveries of $1.1 million for the same period in 2007.
The allowance at September 30, 2008 was $6.5 million or 1.1% of total loans and 58.0% of nonperforming assets. Management believes that the current level of the allowance is adequate to cover losses in the loan portfolio given the current economic conditions, expected net charge-offs and nonperforming asset levels.
Other information relating to loans, the allowance for loan losses and other pertinent statistics follows.

	September 30,
	2008	2007
	(in thousands, unaudited)
Loans:
Average outstanding balance	$600,256	$535,181
Balance at end of period	$605,399	587,478

Allowance for Loan Losses:
Balance at beginning of year	$6,193	$6,675
Provision charged to expense	1,099	679
Provision from acquisition	-	325
Loans charged off	(991)	(1,893)
Recoveries	177	1,092
Balance at end of period	$6,478	$6,878

Deposits.  Managing the mix and pricing the maturities of deposit liabilities is an important factor that affects our ability to maximize the net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes.  In this regard, management regularly assesses our funding needs, deposit pricing and interest rate outlooks.  From December 31, 2007 to September 30, 2008, total deposits decreased $7.6 million, or 1.1%, to $715.5 million at September 30, 2008 from $723.1 million at December 31, 2007. Noninterest-bearing demand deposits decreased by $4.1 million and interest-bearing deposits decreased by $3.5 million. The decrease in interest-bearing deposits are from a decrease of $2.3 million in business deposits, $3.5 million in consumer deposits and an increase of $2.2 million in public fund deposits. As of September 30, 2008, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $187.3 million.
Average noninterest-bearing deposits decreased to $119.4 million for the nine-month period ended September 30, 2008 from $122.3 million for the nine-month period ended September 30, 2007. Average noninterest-bearing deposits represented 17.1% and 18.7% of average total deposits for the nine-month periods ended September 30, 2008 and 2007, respectively.
As we seek to maintain a strong net interest margin and improve our earnings, attracting core noninterest-bearing deposits will remain a primary emphasis. Management will continue to evaluate and update our product mix in its efforts to attract additional core customers.  We currently offer a number of noninterest-bearing deposit products that are competitively priced and designed to attract and retain customers with primary emphasis on core deposits. We have also offered several different time deposit promotions in an effort to increase our core deposits and to increase liquidity.  At September 30, 2008, our core deposits totaled $505.7 million or 70.7% of total deposits.

The following table sets forth the composition of the Company’s deposits at September 30, 2008 (unaudited) and December 31, 2007.

	September 30,	December 31,	Increase/(Decrease)
	2008	2007	Amount	Percent
	(dollars in thousands)
Deposits:
Noninterest-bearing demand	$116,641	$120,740	$(4,099)	-3.4%
Interest-bearing demand	204,247	223,142	(18,895)	-8.5%
Savings	41,633	45,044	(3,411)	-7.6%
Time	352,943	334,168	18,775	5.6%
Total deposits	$715,464	$723,094	$(7,630)	-1.1%

Borrowings. The Company maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short- and long-term basis to meet liquidity needs. At September 30, 2008, short term borrowings totaled $41.3 million compared to $10.4 million at December 31, 2007. Long term borrowings increased in 2008 to $10.0 million from $3.1 million at December 31, 2007. The change in long-term borrowings in 2008 resulted from a new $10.0 million FHLB advance offset by the redemption of $3.1 million in trust preferred debt.
 The average amount of total borrowings for the nine months ended September 30, 2008 was $12.8 million, compared to $28.8 million for the nine months ended September 30, 2007. At September 30, 2008, the Company had $135.0 million in Federal Home Loan Bank letters of credit outstanding obtained solely for collateralizing public deposits.

Equity. Total equity decreased to $64.3 million as of September 30, 2008 from $66.5 million as of December 31, 2007. The change in equity primarily resulted from net income of $3.6 million for the nine months ended September 30, 2008 less $3.2 million for the decrease in unrealized loss on available for sale securities and $2.7 million in quarterly dividend payments on common stock. Cash dividends paid were $0.48 and $0.47 per share for the nine-month periods ending September 30, 2008 and 2007, respectively.

Results of Operations for the Nine Months and Three Months Ended September 30, 2008 and September 30, 2007

      Net income. For the quarter ending September 30, 2008, First Guaranty Bancshares, Inc. had a consolidated net loss of $0.8 million, a $3.7 million decrease from the $2.8 million of net income reported for the third quarter of 2007.  Net income for the nine months ended September 30, 2008 was $3.6 million, a decrease of $4.4 million from $8.0 million for the nine months ended September 30, 2007. The largest decrease in net income resulted from a $4.6 million, $3.0 million net of tax, other than temporary impairment charge recorded on the securities portfolio.  Net interest income also decreased due to market pressure placed on our net interest margin with the decline in market interest rates. In addition, noninterest expense increased due to additional costs related to strengthening and enhancing the internal audit and control process, costs associated with education and training of existing and new personnel, and the addition of staff to position ourselves to take advantage of opportunities in our respective markets.

      Net interest income. Net interest income is the largest component of our earnings. It is calculated by subtracting the cost of interest-bearing liabilities from the income earned on interest-earning assets and represents the earnings from our primary business of gathering deposits and making loans and investments.  Our long-term objective is to manage our net interest income to provide the largest possible amount of income while balancing interest rate, credit and liquidity risks.
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
      Net interest income for the quarter ended September 30, 2008 was $8.2 million, a decrease of $0.9 million when compared to $9.1 million for the third quarter in 2007. Net interest income for the nine month period ended September 30, 2008 totaled $24.1 million reflecting a decrease of $1.4 million when compared to the nine month period ended September 30, 2007.  The decrease in net interest income for both the three month and nine month periods reflected a decrease in net interest spread and net interest margin as the yield on our interest-earning assets decreased more than the cost of our interest-bearing liabilities.
      The net interest income yield shown below in the average balance sheet is calculated by dividing net interest income by average interest-earning assets and is a measure of the efficiency of the earnings from balance sheet activities. It is affected by changes in the difference between interest on interest-earning assets and interest-bearing liabilities and the percentage of interest-earning assets funded by interest-bearing liabilities (leverage). Leverage for the nine months ending September 30, 2008 was 79.5%, compared to 79.6% for the same period in 2007.

      The following table sets forth average balance sheets, average yields and costs, and certain other information for the nine months ended September 30, 2008 and 2007, respectively. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields earned and rates paid set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	Nine Months Ended September 30,
	2008			2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits with banks	$1,547	$22	1.9%	$1,763	$62	4.7%
Securities (including FHLB stock)	124,538	4,635	5.0%	163,807	6,565	5.4%
Federal funds sold	17,249	378	2.9%	6,953	273	5.2%
Loans held for sale	784	37	6.3%	5,544	267	6.4%
Loans, net of unearned income	600,256	31,104	6.9%	535,181	34,115	8.5%
Total interest-earning assets	744,374	36,176	6.5%	713,248	41,282	7.7%

Noninterest-earning assets:
Cash and due from banks	21,696			19,317
Premises and equipment, net	16,147			14,551
Other assets	5,923			3,877
Total	$788,140			$750,993

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Demand deposits	$202,871	2,305	1.5%	$198,330	4,865	3.3%
Savings deposits	44,260	150	0.5%	42,418	171	0.5%
Time deposits	331,837	9,249	3.7%	291,699	9,758	4.5%
Borrowings	12,794	345	3.6%	28,828	970	4.5%
Total interest-bearing liabilities	591,762	12,049	2.7%	561,275	15,764	3.8%

Noninterest-bearing liabilities:
Demand deposits	119,371			122,307
Other	8,270			5,475
Total liabilities	719,403			689,057
Stockholders' equity	68,737			61,936
Total	$788,140			$750,993
Net interest income		$24,127			$25,518
Net interest rate spread (1)			3.8%			3.9%
Net interest-earning assets (2)	$152,612			$151,973
Net interest margin (3)			4.3%			4.8%

Average interest-earning assets to
interest-bearing liabilities			125.8%			127.1%

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
      Provisions made pursuant to these processes totaled $407,000 for the quarter ended September 30, 2008, an increase of $336,000 when compared to the same quarter in 2007. Year-to-date provisions made totaled $1.1 million for the first nine months of 2008 as compared to $679,000 for the same period in 2007. Provisions are necessary to maintain the allowance at an adequate level based on loan risk factors and the levels of net loan charge-offs. The provisions made in the first nine months of 2008 and 2007 were taken to provide for current loan losses and to maintain the allowance at an adequate level commensurate with Management’s evaluation of the risks inherent in the loan portfolio. Total charge-offs were $1.0 million for the first nine months of 2008 as compared to $1.9 million for the same period in 2007. Recoveries were $0.2 million for the first nine months of 2008 as compared to $1.1 million for the same period in 2007.

      Noninterest Income. Noninterest income includes deposit service charges, return check charges, bankcard fees, other commissions and fees, gains and/or losses on sales of securities and loans, and various other types of income.
    Noninterest income for the third quarter 2008 reflected a loss of $3.2 million, down $4.2 million when compared to the same period in 2007. This decrease in noninterest income resulted primarily from a $4.6 million other than temporary impairment charge taken on securities in the third quarter 2008 (see Note 3). Noninterest income excluding the impairment charge would have ended at $1.4 million, an increase of $0.4 million when compared to the same quarter in 2007.
     Year-to-date noninterest income for 2008 ended with a loss of $0.2 million, down $3.5 million when compared to the same period in 2007. Excluding the impairment charge on securities, year-to-date noninterest income would have ended at $4.4 million as of September 30, 2008 reflecting an increase of $1.1 million from the same period in 2007. Service charge, commission and fee income increased $0.2 million, net gains on sale of securities increased $0.4 million, net gains on sale of loans increased $0.1 million and other noninterest income increased $0.4 million when comparing year-to-date noninterest income 2008 to year-to-date noninterest income 2007.

      Noninterest Expense.  Noninterest expense includes salaries and employee benefits, occupancy and equipment expense, net cost from other real estate and repossessions and other types of expenses. Noninterest expense for the third quarter in 2008 totaled $5.9 million, an increase of $0.2 million from the same period in 2007. The largest increases in noninterest expense were reflected in salaries and employee benefits and in occupancy and equipment expense. The increase in salaries and employee benefits resulted from an increase in the employee stock ownership plan when comparing third quarter 2008 to 2007. The increase in occupancy expense resulted from an increase in the cost of utilities and an increase in depreciation.
      Noninterest expense totaled $17.3 million for the nine months ended September 30, 2008, compared to $15.8 million for the same period in 2007, an increase of $1.5 million. Salaries and benefits increased $0.8 million. At September 30, 2008, our full time equivalent employees were 225, compared to 234 full time equivalent employees during the same period of 2007. Occupancy and equipment expense totaled $2.2 million for the first nine months of 2008, an increase of $0.3 million when compared to the same period in 2007. Net cost of other real estate and repossessions decreased $0.4 million when comparing the nine month periods ending 2008 and 2007. Other noninterest expense reflects an increase of $0.8 million when comparing the nine month periods ended 2008 and 2007. During 2009, our noninterest expense is expected to significantly increase as a result of higher FDIC deposit insurance.
      The table below presents the components of other noninterest expense as of the three months and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Other noninterest expense:
Legal and professional fees	$412	$530	$1,242	$1,087
Operating supplies	154	167	425	457
Regulatory assessment	161	47	412	123
Insurance	55	53	166	133
Marketing and public relations	326	197	883	674
Data processing	449	453	1,355	1,290
Travel and lodging	95	113	307	341
Taxes - sales and capital	213	147	559	473
Postage	58	55	181	183
Software	72	83	215	220
Telephone	39	56	138	155
Amortization of core deposit intangibles	78	92	233	155
Other	239	376	906	910
Total other expense	$2,351	$2,369	$7,022	$6,201

      Other noninterest expense during the third quarter 2008 includes approximately $114,000 in expenses from our terminated transaction to acquire First Community Holding Company.

      Income Taxes. The provision for income taxes totaled -$0.5 million and $1.6 million for the quarters ended September 30, 2008 and 2007, respectively. The provision for income taxes for the nine months ended September 30, 2008 decreased $2.4 million when compared to the same period in 2007. The decrease in the provision for income taxes reflected lower income during both the three month and nine month periods in 2008. In each of the nine months ended September 30, 2008 and 2007, the income tax provision approximated the normal statutory rate.  The effective rates were 34.8% and 35.0%, respectively.

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
      The interest spread and liability funding discussed below are directly related to changes in asset and liability mixes, volumes, maturities and re-pricing opportunities for interest-earning assets and interest-bearing liabilities. Interest-sensitive assets and liabilities are those which are subject to being re-priced in the near term, including both floating or adjustable rate instruments and instruments approaching maturity. The interest sensitivity gap is the difference between total interest-sensitive assets and total interest-sensitive liabilities. Interest rates on our various asset and liability categories do not respond uniformly to changing market conditions. Interest rate risk is the degree to which interest rate fluctuations in the marketplace can affect net interest income.
      To maximize our margin, we attempt to be somewhat more asset sensitive during periods of rising rates and more liability sensitive during periods of falling rates. The need for interest sensitivity gap Management is most critical in times of rapid changes in overall interest rates. We generally seek to limit our exposure to interest rate fluctuations by maintaining a relatively balanced mix of rate sensitive assets and liabilities on a one-year time horizon. The mix is relatively difficult to manage. Because of the significant impact on net interest margin from mismatches in re-pricing opportunities, the asset-liability mix is monitored periodically depending upon Management’s assessment of current business conditions and the interest rate outlook. Exposure to interest rate fluctuations is maintained within prudent levels by the use of varying investment strategies.
      We monitor interest rate risk using an interest sensitivity analysis set forth on the following table. This analysis, which we prepare monthly, reflects the maturity and re-pricing characteristics of assets and liabilities over various time periods. The gap indicates whether more assets or liabilities are subject to re-pricing over a given time period. The interest sensitivity analysis at September 30, 2008 reflects an asset-sensitive position with a positive cumulative gap on a one-year basis.

	Interest Sensitivity Within
	3 Months	Over 3 Months	Total	Over
	Or Less	thru 12 Months	One Year	One Year	Total
	(dollars in thousands)
Earning Assets:
Loans (including loans held for sale)	$369,619	$77,352	$446,971	$158,808	$605,779
Securities (including FHLB stock)	32,574	2,803	35,377	102,302	137,679
Federal funds sold	584	-	584	-	584
Other earning assets	48,441	99	48,540	-	48,540
Total earning assets	451,218	80,254	531,472	261,110	$792,582

Source of Funds:
Interest-bearing accounts:
Demand deposits	147,324	-	147,324	56,923	204,247
Savings	10,408	-	10,408	31,225	41,633
Time deposits	141,220	107,509	248,729	104,214	352,943
Short-term borrowings	39,821	1,500	41,321	-	41,321
Long-term borrowings	-	10,000	10,000	-	10,000
Noninterest-bearing, net	-	-	-	142,438	142,438
Total source of funds	338,773	119,009	457,782	334,800	$792,582
Period gap	112,445	(38,755)	73,690	(73,690)
Cumulative gap	$112,445	$73,690	$73,690	$-

Cumulative gap as a
percent of earning assets	14.19%	9.30%	9.30%

Liquidity and Capital Resources

      Liquidity. Liquidity refers to the ability or flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available to meet customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. Liquid assets include cash and due from banks, interest-earning demand deposits with banks, federal funds sold and available for sale investment securities. Including securities pledged to collateralize public fund deposits, these assets represent 20.3% and 20.6% of the total liquidity base at September 30, 2008 and December 31, 2007, respectively. In addition, the Company maintained borrowing availability with the Federal Home Loan Bank totaling $253.8 million and $159.7 million at September 30, 2008 and December 31, 2007, respectively.  As of September 30, 2008, the net availability at the Federal Home Loan Bank was $108.8 million, compared to $54.7 million at December 31, 2007 with the increase primarily due to an additional $94.1 million in availability offset by an additional $30.0 million in letters of credit used solely to pledge to public fund deposits and $35.0 million in overnight borrowings. The increase in the availability with Federal Home Loan Bank resulted from the Housing and Economic Recovery Act of 2008 which redefined Community Financial Institutions. Under this new act, Community Financial Institutions are defined as institutions with average assets over the three-year period preceding measurement of less than $1 billion (up from the previous statutory amount of $500 million). Also, loans for community development activities were added to loans for small business, small farm, and small agricultural business as permissible purposes for long-term advances to Community Financial Institutions. We also maintain federal funds lines of credit at three other correspondent banks with borrowing capacity of $78.2 million at September 30, 2008 and $74.7 million at December 31, 2007. As of September 30, 2008, the Company had $1.5 million outstanding on these lines of credit. At December 31, 2007, the Company did not have an outstanding balance on these lines of credit. Management believes there is sufficient liquidity to satisfy current operating needs.

      Capital Resources.  The Company’s capital position is reflected in stockholders’ equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.
      Stockholders’ equity ended at $64.3 million at September 30, 2008, a decrease of $2.2 million when compared to December 31, 2007. The decrease in equity resulted from 2008 net income of $3.6 million, which was offset by the change in accumulated other comprehensive income of $3.2 million and dividends paid on common stock totaling $2.7 million.

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
      At September 30, 2008, we satisfied the minimum regulatory capital requirements and were “well capitalized” within the meaning of federal regulatory requirements.

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

Item 1A.  Risk Factors

Our Noninterest Expense Will Increase As A Result Of Increases In FDIC Insurance Premiums.

The Federal Deposit Insurance Corporation (“FDIC”) imposes an assessment against institutions for deposit insurance.  This assessment is based on the risk category of the institution and currently ranges from 5 to 43 basis points of the institution’s deposits.  Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits.  If this reserve ratio drops below 1.15% or the FDIC expects that it to do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances).
Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund’s reserve ratio.  As of June 30, 2008, the designated reserve ratio was 1.01% of estimated insured deposits at March 31, 2008.  As a result of this reduced reserve ratio, on October 16, 2008, the FDIC published a proposed rule that would restore the reserve ratios to its required level.  The proposed rule would raise the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009.  The proposed rule would also alter the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.
Under the proposed rule, the FDIC would first establish an institution’s initial base assessment rate.  This initial base assessment rate would range, depending on the risk category of the institution, from 10 to 45 basis points.  The FDIC would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate.  The adjustments to the initial base assessment rate would be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits.  The total base assessment rate would range from 8 to 77.5 basis points of the institution’s deposits. There can be no assurance that the proposed rule will be implemented by the FDIC or implemented in its proposed form.
In addition, the Emergency Economic Stabilization Act of 2008 (EESA) temporarily increased the limit on FDIC insurance coverage for deposits to $250,000 through December 31, 2009, and the FDIC took action to provide coverage for newly-issued senior unsecured debt and non-interest bearing transaction accounts in excess of the $250,000 limit, for which institutions will be assessed additional premiums.
These actions will significantly increase our non-interest expense in 2009 and in future years as long as the increased premiums are in place.

There have been no additional material changes in the risk factors disclosed by the Company in its Annual Report filed on Form 10-K with the Securities and Exchange Commission.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
      Item 2 is non-applicable and is therefore not included.

Item 3.  Defaults Upon Senior Securities
      Item 3 is non-applicable and is therefore not included.

Item 4.  Submission of Matters to a Vote of Security Holders
      Item 4 is non-applicable and is therefore not included.

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

FIRST GUARANTY BANCSHARES, INC.

Date:                      November 14, 2008                                         By: /s/Michael R. Sharp
                                      Michael R. Sharp
  President and
  Chief Executive Officer

Date:                      November 14, 2008                                         By: /s/Michele E. LoBianco
  Michele E. LoBianco
  Chief Financial Officer
  Secretary and Treasurer