Form 10-K
period 2008-12-31
First Guaranty Bancshares, Inc.
filed 2009-03-31
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal ended December 31, 2008.
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
YES *                                    NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒        NO *

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer *                             Accelerated filer  *                               Non-accelerated filer  *                                Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES *     NO ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008 was $72,174,350 based upon the price from the last trade which occurred on June 30, 2008 in which 1,400 shares were traded at a price of $25.00 per share.  The common stock is not quoted or traded on an exchange and there is no established or liquid market for the common stock.

As of March 27, 2009, there were issued and outstanding 5,559,644 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:
(1)  Proxy Statement for the 2009 Annual Meeting of Stockholders of the Registrant (Part III).

PART 1

Item 1 – Business
Background
    First Guaranty Bancshares, Inc. (the “Company”) is a bank holding company headquartered in Hammond, Louisiana with one wholly owned subsidiary, First Guaranty Bank (the “Bank”). At December 31, 2008, the Company had total consolidated assets of $871.4 million with $66.6 million in total consolidated stockholders’ equity. The Company’s executive office is located at 400 East Thomas Street, Hammond, Louisiana 70401. The telephone number is (985) 345-7685. The Company is subject to extensive regulation by the Federal Reserve Bank (“FRB”).
    First Guaranty Bank is a state chartered commercial bank with 16 full-service banking facilities and one drive-up only facility located in southeast, southwest and north Louisiana. The Bank was organized under Louisiana law under the name Guaranty Bank and Trust Company in 1934 and changed its name to First Guaranty Bank in 1971. Deposits are insured up to the maximum legal limits by the FDIC. The Bank is not a member of the Federal Reserve System. As of December 31, 2008, the Bank was the eighth largest Louisiana-based bank and the fifth largest Louisiana bank not headquartered in New Orleans, as measured by total assets.

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
    The Company’s business plan emphasizes both growth and profitability. From December 31, 2003 to December 31, 2008, assets have grown from $484.7 million to $871.4 million. During this period, the number of full-service banking center locations increased from 15 locations to 17 locations.

Market Areas
    Our focus is on the bedroom communities of metropolitan markets, small cities and rural areas in southeast, southwest and north Louisiana. In southeast Louisiana, seven branches are located in Tangipahoa Parish in the towns of Amite, Hammond (2), Independence, Kentwood and Ponchatoula (2). Two branches are located in Livingston Parish, one branch in Denham Springs and the other in Walker. In southwest Louisiana, we have branches in Abbeville and Jennings which are located in Vermillion Parish and Jefferson Davis Parish, respectively. The remaining six branches are located in north Louisiana, in Haynesville and Homer, which are both in Claiborne Parish; in Oil City and Vivian, both in Caddo Parish; in Dubach in Lincoln Parish and Benton, in Bossier Parish. Our core market remains in the home parish of Tangipahoa where approximately 46.6% of deposits and 54.6% of net loans were based in 2008.
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

Banking Products and Services
    The Company offers personalized commercial banking services to businesses, professionals and individuals. We offer a variety of deposit products including personal and business checking and savings accounts, time deposits, money market accounts and NOW accounts. Other services provided include personal and commercial credit cards, remote deposit capture, safe deposit boxes, official checks, travelers’ checks, internet banking, online bill pay, mobile banking and lockbox services. Also offered is 24-hour banking through internet banking, voice response and 25 automated teller machines. Although full trust powers have been granted, we do not actively operate or have any present intentions to activate a trust department.

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

Employees
    At December 31, 2008, we had 208 full-time and 33 part-time employees. None of our employees are represented by a collective bargaining group. The Company has a good relationship with its employees.

Data Processing
    Since November 2001, customer information has been housed on equipment owned by Financial Information Service Corporation (FISC). FISC is a cooperative jointly owned by a number of Louisiana and Mississippi state banks that are currently serviced by FISC. The 2008 annual cost of this service was $639,000. The current arrangements are adequate and are expected to be able to accommodate our needs for the foreseeable future.

Information Technology Infrastructure
    Our wide area network links more than 25 remote sites using a fully meshed multiple protocol layered switch network with managed virtual private networking throughout. Authentication is based on a Novell-Citrix hybrid network ecosystem. We have over 400 secure networked devices on the First Guaranty Bank network.  The employees are not limited to their branch location, but instead can access the network and authenticate securely from any branch. We have a redundant back-up site located at the far northwestern corner of the state in Homer, Louisiana.

Subsidiaries
    The Company is a one-bank holding company with First Guaranty Bank as its subsidiary. The Company also acquired a non-bank subsidiary during the Homestead Bank merger in 2007. Homestead Bancorp Trust I was a trust established for the sole purpose of issuing trust preferred securities and using the proceeds to purchase junior subordinated debentures issued by Homestead Bancorp. These securities were assumed by the Company in connection with the acquisition of Homestead Bancorp in 2007, but were redeemed in August of 2008.  Homestead Bancorp Trust I was dissolved on December 16, 2008.

Bank Regulatory Compliance
    First Guaranty Bank is a Federal Deposit Insurance Corporation (“FDIC”) insured, non-member Louisiana state bank. Regulation of financial institutions is intended primarily to protect depositors, the deposit insurance funds of the FDIC and the banking system as a whole, and generally is not intended to protect stockholders or other investors.
    The Bank is subject to regulation and supervision by both the Louisiana Office of Financial Institutions and the FDIC. In addition, the Bank is subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that are made and the interest that is charged on those loans, and limitations on the types of investments that are made and the types of services that are offered. Various consumer laws and regulations also affect operations. See “Bank Regulation and Supervision.”

Bank Regulation and Supervision
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
    In accordance with FRB policy, a bank holding company, such as First Guaranty Bancshares, Inc., is expected to act as a source of financial strength to its subsidiary banks and commit resources to support its banks. This support may be required under circumstances when we might not be inclined to do so absent this FRB policy.  The Company is required to obtain prior written approval before engaging in any of the following:
•	Incurring any indebtedness;
•	Declaring or paying any corporate dividend; and
•	Redeeming any corporate stock.

    Certain Acquisitions. Federal law requires every bank holding company to obtain the prior approval of the FRB before (i) acquiring more than five percent of the voting stock of any bank or other bank holding company, (ii) acquiring all or substantially all of the assets of any bank or bank holding company or (iii) merging or consolidating with any other bank holding company.
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
    Activities that the FRB has found to be so closely related to banking as to be a proper incident to the business of banking include:
    • factoring accounts receivable;
• making, acquiring, brokering or servicing loans and usual related activities;
• leasing personal or real property;
• operating a non-bank depository institution, such as a savings association;
• trust company functions;
• financial and investment advisory activities;

• conducting discount securities brokerage activities;
• underwriting and dealing in government obligations and money market instruments;
• providing specified Management consulting and counseling activities;
• performing selected data processing services and support services;
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

• lending, exchanging, transferring, investing for others, or safeguarding money or securities;
· insuring, guaranteeing or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent or broker for these purposes, in any state;
• providing financial, investment or advisory services;
• issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;
• underwriting, dealing in or making a market in securities;
· other activities that the FRB may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;
· foreign activities permitted outside of the United States if the FRB has determined them to be usual in connection with banking operations abroad;
• merchant banking through securities or insurance affiliates; and
• insurance company portfolio investments.

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

    Deposit Insurance Assessments. On December 22, 2008, the FDIC published a final rule that raises the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) effective for the first quarter of 2009.  On February 27, 2009, the FDIC also issued a final rule that revises the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009.  Under the new rule, the FDIC will first establish an institution’s initial base assessment rate.  This initial base assessment rate will range, depending on the risk category of the institution, from 12 to 45 basis points.  The FDIC will then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate.  The adjustments to the initial base assessment rate will be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits.  The total base assessment rate will range from 7 to 77.5 basis points of the institution’s deposits. Additionally, the FDIC issued an interim rule that would impose a special 20 basis points assessment on June 30, 2009, which would be collected on September 30, 2009. However, the FDIC has indicated a willingness to decrease the special assessment under certain circumstances concerning the overall financial health of the insurance fund. Special assessments of 10 and 20 basis points would result in additional expense of approximately $300,000 to $600,000, respectively. The interim rule also allows for additional special assessments.

    Other Regulations. Interest and other charges collected or contracted is subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the federal “Truth-In-Lending Act,” governing disclosures of credit terms to consumer borrowers;
•
the “Home Mortgage Disclosure Act of 1975,” requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the “Equal Credit Opportunity Act,” prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	the “Fair Credit Reporting Act of 1978,” governing the use and provision of information to credit reporting agencies;
•	the “Real Estate Settlement Procedures Act”;
•	the “Fair Debt Collection Act,” governing the manner in which consumer debts may be collected by collection agencies; and
•	the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

    The deposit operations are subject to:
•
the “Right to Financial Privacy Act,” which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
the “Electronic Funds Transfer Act” and Regulation E issued by the FRB to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	the “Truth-In Savings Act”; and
•	the “Expedited Funds Availability Act”.

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
    First Guaranty Bank is also subject to regulations that impose minimum regulatory capital and minimum state law earnings requirements that affect the amount of cash available for distribution. In addition, under the Louisiana Banking Law, dividends may not be paid if it would reduce the unimpaired surplus below 50% of outstanding capital stock in any year. If the Company does not comply with these laws, regulations or policies it may materially affect the ability of the Bank to pay dividends.

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

    Prompt Corrective Action Regulations. Under the prompt corrective action regulations, bank regulators are required and authorized to take supervisory actions against undercapitalized banks. For this purpose, a bank is placed in one of the following five categories based on its capital:
•	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);
•	adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);
•	undercapitalized (less than 8% total risk-based capital, 4% Tier 1 risk-based capital or 3% leverage capital);
•	significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); and
•	critically undercapitalized (less than 2% tangible capital).

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

    Restrictions on Transactions with Affiliates and Loans to Insiders.  First Guaranty Bank is subject to the provisions of Section 23A of the FRB Act and its implementing regulations. These provisions place limits on the amount of:
•	First Guaranty Bank’s loans or extensions of credit to affiliates;
•	First Guaranty Bank’s investment in affiliates;
•	assets that First Guaranty Bank may purchase from affiliates, except for real and personal property exempted by the FRB;
•	the amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and
•	First Guaranty Bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

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

Brokered Deposits and Pass-Through Insurance
    An FDIC-insured depository institution cannot accept, rollover or renew brokered deposits unless it is well capitalized or adequately capitalized and receives a waiver from the FDIC. A depository institution that cannot receive brokered deposits also cannot offer “pass-through” insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized depository institution may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. As of December 31, 2008, the Bank had $9.7 million in brokered deposits.

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

Sarbanes-Oxley Act
    The Company is also subject to the Sarbanes-Oxley Act of 2002, which has imposed corporate governance and accounting oversight restrictions and responsibilities on the board of directors, executive officers and independent auditors. The law has increased the time spent discharging responsibilities and costs for audit services. Beginning in 2007, Management was required to report on the effectiveness of internal controls and procedures. Beginning with the year ending December 31, 2009, the Company will be required to obtain an attestation report from our external auditor on the effectiveness of our internal controls over financial reporting.

Effect of Governmental Policies
    The difference between the interest rate paid on deposits and other borrowings and the interest rate received on loans and securities comprise most of a bank’s earnings.  In order to mitigate the interest rate risk inherent in the industry, the banking business is becoming increasingly dependent on the generation of fee and service charge revenue.
    The earnings and growth of a bank will be affected by both general economic conditions and the monetary and fiscal policy of the United States Government and its agencies, particularly the Federal Reserve. The Federal Reserve sets national monetary policy such as seeking to curb inflation and combat recession.  This is accomplished by its open-market operations in Unites States government securities, adjustments to the discount rates on borrowings and target rates for federal funds transactions.  The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits and also affect interest rates on loans and deposits.  The nature and timing of any future changes in monetary policies and their potential impact on the Company cannot be predicted.
    Our noninterest income and expenses can be affected by increasing rates of inflation; however, unlike most industrial companies, the assets and liabilities of financial institutions such as the Banks are primarily monetary in nature.  Interest rates, therefore, have a more significant impact on the Bank’s performance than the effect of general levels of inflation on the price of goods and services.

Recent Developments
    Troubled Assets Relief Program. Under the TARP, the United States Department of the Treasury authorized a voluntary capital purchase program (the “CPP”) to purchase up to $250 billion of senior preferred shares of qualifying financial institutions that elected to participate. Participating companies must adopt certain standards for executive compensation, including (a) prohibiting “golden parachute” payments as defined in the EESA to senior Executive Officers; (b) requiring recovery of any compensation paid to senior Executive Officers based on criteria that is later proven to be materially inaccurate; and (c) prohibiting incentive compensation that encourages unnecessary and excessive risks that threaten the value of the financial institution. The terms of the CPP also limit certain uses of capital by the issuer, including repurchases of company stock and increases in dividends. The Company has filed an application to receive up to $20.7 million in TARP funds. The application is currently under review.

    FDIC Temporary Liquidity Guarantee Program. First Guaranty Bancshares, Inc. and First Guaranty Bank have chosen to participate in the FDIC’s Temporary Liquidity Guarantee Program (the “TLGP”), which applies to, among other, all U.S. depository institutions insured by the FDIC and all United States bank holding companies, unless they have opted out. Under the TLPG, the FDIC guarantees certain senior unsecured debt of the holding company and bank, as well as non-interest bearing transaction account deposits at First Guaranty Bank. Under the debt guarantee component of the TLGP, the FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest. First Guaranty Bancshares, Inc. nor First Guaranty Bank issued an debt under the TLGP.
     Under the transaction account guarantee component of the TLGP, all non-interest bearing transaction accounts maintained at First Guaranty Bank are insured in full by the FDIC until December 31, 2009, regardless of the standard maximum deposit insurance amounts. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions participating in this component of the TLGP.  The Company has chosen to participate in this component of the TLGP.  The additional expense related to this coverage is not expected to be significant for the Bank. See the Deposit Insurance Assessments section above for more information.

    Financial Stability Plan. On February 10, 2009, the Financial Stability Plan (the “FSP”) was announced by the U.S. Department of the Treasury. The FSP is a comprehensive set of measures intended to shore up the financial system. The core elements of the FSP include making bank capital injections, creating a public-private investment fund to buy troubled assets, establishing guidelines for loan modification programs and expanding the Federal Reserve lending program. The Treasury Department has indicated more details regarding the FSP are to be announced. We continue to monitor these developments and assess their potential impact on our business.

    American Recovery and Reinvestment Act of 2009. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) was enacted. The ARRA is intended to provide a stimulus to the U.S. economy in the wake of the economic downturn brought about by the subprime mortgage crisis and the resulting credit crunch. The bill includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, healthcare, and infrastructure, including the energy structure. The new law also includes numerous non-economic recovery related items, including a limitation on executive compensation in federally aided banks.

    Under the ARRA, an institution will be subject to the following restrictions and standards through out the period in which any obligation arising from financial assistance provided under the TARP remains outstanding:
•	Limits on compensation incentives for risk taking by senior executive officers.
•	Requirement of recovery of any compensation paid based on inaccurate financial information.
•	Prohibition on “Golden Parachute Payments”.
•	Prohibition on compensation plans that would encourage manipulation of reported earnings to enhance the compensation of employees.
•	Publicly registered TARP recipients must establish a board compensation committee comprised entirely of independent directors, for the purpose of reviewing employee compensation plans.
•	Prohibition on bonus, retention award, or incentive compensation, except for payments of long term restricted stock.
•	Limitation on luxury expenditures.
•	TARP recipients are required to permit a separate shareholder vote to approve the compensation of executives, as disclosed pursuant to the SEC’s compensation disclosure rules.

    The foregoing is a summary of requirements to be included in standards to be established by the Secretary of the Treasury.

    The chief executive officer and chief financial officer of each TARP recipient will be required to provide a written certification of compliance with these standards to the SEC. The foregoing is a summary of requirements to be included in standards to be established by the Secretary of the Treasury.

    Homeowner Affordability and Stability Plan. On February 18, 2009, the Homeowner Affordability and Stability Plan (the “HASP”) was announced by the President of the United States. The plan will help up to 7 to 9 million families restructure or refinance their mortgages to avoid foreclosure. HASP is intended to support a recovery in the housing market and ensure that workers can continue to pay off their mortgages through the following elements:
•	Provide access to low-cost refinancing for responsible homeowners suffering from falling home prices.
•	A $75 billion homeowner stability initiative to prevent foreclosure and help responsible families stay in their homes.
•	Support low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac.

    On March 4, 2009, the following programs were disclosed:

    The Home Affordable Refinance program will be available to 4 to 5 million homeowners who have a solid payment history on an existing mortgage owned by Fannie Mae or Freddie Mac. Normally, these borrowers would be unable to refinance because their homes have lost value, pushing their current loan-to-value ratios above 80%. Under the Home Affordable Refinance program, many of them will now be eligible to refinance their loan to take advantage of today’s lower mortgage rates or to refinance an adjustable-rate mortgage into a more stable mortgage, such as a 30-year fixed rate loan.

    GSE lenders and servicers already have much of the borrower’s information on file, so documentation requirements are not likely to be burdensome. In addition, in some cases an appraisal will not be necessary. This flexibility will make the refinance quicker and less costly for both borrowers and lenders. The Home Affordable Refinance program ends in June 2010.

    The Home Affordable Modification program will help up to 3 to 4 million at-risk homeowners avoid foreclosure by reducing monthly mortgage payments. Working with the banking and credit union regulators, the FHA, the VA, the USDA and the Federal Housing Finance Agency, the Treasury Department announced program guidelines that are expected to become standard industry practice in pursuing affordable and sustainable mortgage modifications. This program will work in tandem with an expanded and improved Hope for Homeowners program.

Item 1A – Risk Factors
(references to “our,” “we” or similar terms under this subheading refer to First Guaranty Bancshares, Inc.)
    Various factors, such as general economic conditions in the U.S. and Louisiana, regulatory and legislative initiatives and increasing competition could impact our business. The risks and uncertainties described below are not the only risks that may have a material adverse effect on us.  Additional risks and uncertainties also could adversely affect our business and results of operations.  If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected, the market price for your securities could decline, and you could lose all or part of your investment.  Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Risks Associated with our Business

We may be vulnerable to certain sectors of the economy.
          A portion of our loan portfolio is secured by real estate. If the economy deteriorated and depressed real estate values beyond a certain point, that collateral value of the portfolio and the revenue stream from those loans could come under stress and possibly require additional provision to the allowance for loan losses. Our ability to dispose of foreclosed real estate at prices above the respective carrying values could also be impinged, causing additional losses.

Difficult market conditions have adversely affected the industry in which we operate.
          The capital and credit markets have been experiencing volatility and disruption for more than twelve months. In recent months, the volatility and disruption has reached unprecedented levels. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institution industry. In particular, we may face the following risks in connection with these events:

•
We may expect to face increased regulation of our industry, including as a result of the Emergency Economic Stabilization Act of 2008 (EESA). Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•
Market developments and the resulting economic pressure on consumers may affect consumer confidence levels and may cause increases in delinquencies and default rates, which, among other effects, could affect our charge-offs and provision for loan losses.

•	Competition in the industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

•
The current market disruptions make valuation even more difficult and subjective, and our ability to measure the fair value of our assets could be adversely affected. If we determine that a significant portion of our assets have values that are significantly below their recorded carrying value, we could recognize a material charge to earnings in the quarter during which such determination was made, our capital ratios would be adversely affected and a rating agency might downgrade our credit rating or put us on credit watch.

There can be no assurance that the Emergency Economic Stabilization Act of 2008 will help stabilize the U.S. Financial System.
          On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (EESA) in response to the current crisis in the financial sector. The U.S. Department of the Treasury and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Certain changes in interest rates, inflation, deflation, or the financial markets could affect demand for our products and our ability to deliver products efficiently.
          Loan originations, and potentially loan revenues, could be adversely impacted by sharply rising interest rates. Conversely, sharply falling rates could increase prepayments within our securities portfolio lowering interest earnings from those investments. An underperforming stock market could reduce brokerage transactions, therefore reducing investment brokerage revenues; in addition, wealth management fees associated with managed securities portfolios could also be adversely affected. An unanticipated increase in inflation could cause our operating costs related to salaries & benefits, technology, and supplies to increase at a faster pace than revenues.
          The fair market value of our securities portfolio and the investment income from these securities also fluctuate depending on general economic and market conditions. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations.

Changes in the policies of monetary authorities and other government action could adversely affect our profitability.
          The results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. government securities, changes in the discount rate or the federal funds rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, particularly in light of the continuing threat of terrorist attacks and the current military operations in the Middle East, we cannot predict possible future changes in interest rates, deposit levels, loan demand or our business and earnings. Furthermore, the actions of the United States government and other governments in responding to such terrorist attacks or the military operations in the Middle East may result in currency fluctuations, exchange controls, market disruption and other adverse effects.

We engage in acquisitions of other businesses from time to time.
          On occasion, we will engage in acquisitions of other businesses. Inability to successfully integrate acquired businesses can pose varied risks to us, including customer and employee turnover, thus increasing the cost of operating the new businesses. The acquired companies may also have legal contingencies, beyond those that we are aware of, that could result in unexpected costs. Moreover, there can be no assurance that acquired businesses will achieve prior or planned results of operations.

We may not be able to successfully maintain and manage our growth.
    Since December 31, 2003, assets have grown 79.8%, loan balances have grown 59.0% and deposits have grown 107.5%.  Continued growth depends, in part, upon the ability to expand market presence, to successfully attract core deposits, and to identify attractive commercial lending opportunities.
    Management cannot be certain as to its ability to manage increased levels of assets and liabilities. We may be required to make additional investments in equipment and personnel to manage higher asset levels and loans balances, which may adversely impact our efficiency ratio, earnings and shareholder returns.
    In addition, franchise growth may increase through acquisitions and de novo branching. The ability to successfully integrate such acquisitions into our consolidated operations will have a direct impact on our financial condition and results of operations.

Our loan portfolio consists of a high percentage of loans secured by non-farm non-residential real estate. These loans are riskier than loans secured by one- to four-family properties.
    At December 31, 2008, $261.7 million, or 43.0% of the loan portfolio consisted of non-farm non-residential real estate loans (primarily loans secured by commercial real estate such as office buildings, hotels and gaming facilities). Management intends to continue to emphasize the origination of these types of loans.  These loans generally expose a lender to greater risk of nonpayment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential loans. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Emphasis on the origination of short-term loans could expose us to increased lending risks.
    At December 31, 2008, $546.2 million, or 90.1% of our loan portfolio consisted of loans that mature within five years. These loans typically provide for payments based on a twenty-year amortization schedule. This results in our borrowers having significantly higher final payments due at maturity, known as a “balloon payment”. In the event our borrowers are unable to make their balloon payments when they are due, we may incur significant losses in our loan portfolio. Moreover, while the shorter maturities of our loan portfolio help us to manage our interest rate risk, they also increase the reinvestment risk associated with new loan originations. To mitigate this risk, we generally will originate loans to existing customers. There can be no assurance that during an economic slow-down we might not incur significant losses as our loan portfolio matures.

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
    None of the effects described above can be accurately predicted or quantified at this time. As a result, significant uncertainty remains regarding the impact a hurricane may have on our business, financial condition and results of operations.

If the allowance for loan losses is not sufficient to cover actual loan losses, earnings could decrease.
    Loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. We may experience significant credit losses, which could have a material adverse effect on our operating results. Various assumptions and judgments about the collectability of the loan portfolio are made, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of many loans. In determining the amount of the allowance for loan losses, Management reviews the loans and the loss and delinquency experience and evaluates economic conditions. If assumptions prove to be incorrect, the allowance for loan losses may not cover inherent losses in the loan portfolio at the date of the financial statements. Material additions to the allowance would materially decrease net income. At December 31, 2008, our allowance for loan losses totaled $6.5 million, representing 1.07% of loans, net of unearned income.
    Management believes it has underwriting standards to manage normal lending risks, and at December 31, 2008, nonperforming loans consisted of $9.3 million, or 1.54% of loans, net of unearned income. We can give no assurance that the nonperforming loans will not increase or that nonperforming or delinquent loans will not adversely affect future performance.
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
    In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2008, approximately 76.6% of our total loans were secured by real estate.  Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio. In addition, substantially all of our loans are to individuals and businesses in Louisiana.  Our business customers may not have customer bases that are as diverse as businesses serving regional or national markets. Consequently, any decline in the economy of our market area could have an adverse impact on our revenues and financial condition.  In particular, we may experience increased loan delinquencies, which could result in a higher provision for loan losses and increased charge-offs. Any sustained period of increased non-payment, delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, results of operations and financial condition.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed and could result in dilution of shareholders’ ownership.
    We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  We anticipate that our existing capital resources will satisfy our capital requirements for the foreseeable future. We may, at some point, need to raise additional capital to support continued growth, both internally and for potential acquisitions. Such issuance of our securities will dilute the ownership interest of our shareholders.
    Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control. Accordingly, we cannot assure you of our ability to raise additional capital if needed or that the terms acceptable to us will be available. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and potential acquisitions could be materially impaired.

We rely on our Management team for the successful implementation of our business strategy.
    Our success of First Guaranty Bancshares, Inc. and First Guaranty Bank has been largely due to the efforts of our executive Management team consisting of Michael R. Sharp, President and Chief Executive Officer, Larry A. Stark, Executive Vice President, L. Thomas Bulla, North Louisiana Area President and Michele E. LoBianco, Chief Financial Officer. In addition, we substantially rely upon Marshall T. Reynolds, our Chairman of the Board of Directors.  The loss of services of one or more of these individuals may have a material adverse effect on our ability to implement our business plan.

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
    Net interest income is the most significant component of our operating income. We do not rely on nontraditional sources of fee income utilized by some community banks, such as fees from sales of insurance, securities or investment advisory products or services. For the years ended December 31, 2008 and 2007, our net interest income was $31.9 million and $34.1 million, respectively.  The amount of our net interest income is influenced by the overall interest rate environment, competition, and the amount of interest-earning assets relative to the amount of interest-bearing liabilities. In the event that one or more of these factors were to result in a decrease in our net interest income, we do not have significant sources of fee income to make up for decreases in net interest income.

Fluctuations in interest rates could reduce our profitability.
    We realize income primarily from the difference between the interest we earn on loans and investments and the interest we pay on deposits and borrowings. Unexpected movement in interest rates markedly changing the slope of the current yield curve could cause our net interest margins to decrease, subsequently decreasing net interest income.  In addition, such changes could adversely affect the valuation of our assets and liabilities.  The interest rates on our assets and liabilities respond differently to changes in market interest rates, which means our interest-bearing liabilities may be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates change, this “gap” between the amount of interest-earning assets and interest-bearing liabilities that reprice in response to these interest rate changes may work against us, and our earnings may be negatively affected.
    We are unable to predict fluctuations in market interest rates, which are affected by, among other factors, changes in the following:
• inflation rates;
• business activity levels;
• money supply; and
• domestic and foreign financial markets.

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
    Under Section 404 of the Sarbanes-Oxley Act of 2002, we were required to conduct a comprehensive review and assessment of the adequacy of our existing financial systems and controls beginning with the year ended December 31, 2007.  Future reviews of our financial systems and controls may uncover deficiencies in existing systems and controls. If that is the case, we would have to take the necessary steps to correct any deficiencies, which may be costly and may strain our Management resources and negatively impact earnings.  We also would be required to disclose any such deficiencies, which could adversely affect the market price of our common stock. At December 31, 2009, we will be required to obtain an attestation report from a registered public accounting firm on the effectiveness of our internal controls over financial reporting.

The Company’s expenses will increase as a result of increases in FDIC insurance premiums.
    On December 22, 2008, the FDIC published a final rule raising the current deposit insurance assessment rates uniformly for all institutions by seven basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. On February 27, 2009, the FDIC issued a final rule changing the way that the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009. Additionally, the FDIC issued an interim rule that would impose a special 20 basis points assessment on June 30, 2009, which would be collected on September 30, 2009. For more information on FDIC assessments, see “Regulation and Supervision—FDIC Insurance on Deposits”.

Future legislative or regulatory actions responding to perceived financial and market problems could impair the Company’s rights against borrowers.
    There have been proposals made by members of Congress and others that would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral. Were proposals such as these, or other proposals limiting the Company’s rights as a creditor, to be implemented, the Company could experience increased credit losses or increased expense in pursuing its remedies as a creditor.

Continued or further declines in the value of certain investment securities could require write-downs, which would reduce the Company’s earnings.
    During 2008, the Company recorded losses from other-than-temporary impairment on investment securities totaling $4.6 million, net of the related tax benefits of $3.0. At December 31, 2008, gross unrealized losses in the Company’s investment portfolio equaled approximately $5.7 million relating to securities with an aggregate fair value of $139.3 million.  There can be no assurance that future factors or combinations of factors will not cause the Company to conclude in one or more future reporting periods that an unrealized loss that exists with respect to any of its securities constitutes an impairment that is other than temporary.

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

Risks Associated with an Investment in our Common Stock:
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
    As of December 31, 2008, our directors and executive officers (and their affiliates) beneficially owned 1,820,750 shares or approximately 32.7% of our common stock. Because of the large percentage of common stock held by our directors and executive officers, such persons could significantly influence the outcome of any matter submitted to a vote of our shareholders even if other shareholders were in favor of a different result.

Item 1B – Unresolved Staff Comments
    None.

Item 2 - Properties
    The Company does not directly own any real estate, but it does own real estate indirectly through its subsidiary. The Bank operates 17 retail-banking centers. The following table sets forth certain information relating to each office. The Bank also owns four additional properties which are currently not being used as banking facilities. One of the properties is a banking center location previously owned and operated by Homestead Bank in Amite, Louisiana but was closed at the time of the merger. The Bank’s intentions are to sell this property. In addition, the Bank owns three parcels of raw land on which it intends to build de nevo banking center locations. The net book value of our properties at December 31, 2008 was $9.2 million.

Location	Use of Facilities	Year Facility Opened or Acquired	Owned/ Leased
First Guaranty Square 400 East Thomas Street Hammond, LA 70401	Bank’s Main Office	1975	Owned
2111 West Thomas Street Hammond, LA 70401	Guaranty West Banking Center	1974	Owned
100 East Oak Street Amite, LA 70422	Amite Banking Center	1970	Owned
455 Railroad Avenue Independence, LA 70443	Independence Banking Center	1979	Owned
301 Avenue F Kentwood, LA 70444	Kentwood Banking Center	1975	Owned
170 West Hickory Ponchatoula, LA 70454	Ponchatoula Banking Center[1]	1960	Owned
196 Burt Blvd Benton, LA 71006	Benton Banking Center	1999	Owned
126 South Hwy. 1 Oil City, LA 71061	Oil City Banking Center	1999	Owned
401 North 2nd Street Homer, LA 71040	Homer Main Banking Center	1999	Owned
10065 Hwy 79 Haynesville, LA 71038	Haynesville Banking Center	1999	Owned
117 East Hico Street Dubach, LA 71235	Dubach Banking Center	1999	Owned
102 East Louisiana Avenue Vivian, LA 71082	Vivian Banking Center	1999	Owned
500 North Cary Jennings, LA 70546	Jennings Banking Center	1999	Owned
799 West Summers Drive Abbeville, LA 70510	Abbeville Banking Center	1999	Owned
105 Berryland Ponchatoula, LA 70454	Berryland Banking Center	2004	Leased
2231 S. Range Avenue Denham Springs, LA 70726	Denham Springs Banking Center	2005	Owned
North 6th Street Ponchatoula, LA 70454	Ponchatoula Banking Center	2007	Owned
29815 Walker Rd S Walker, LA 70785	Walker Banking Center	2007	Owned
1 This banking facility was closed on March 14, 2008 and consolidated with the Ponchatoula Banking Center.

Item 3 - Legal Proceedings
    The Company is subject to various legal proceedings in the normal course of its business. It is Management’s belief that the ultimate resolution of such claims will not have a material adverse effect on the financial position or results of operations. At December 31, 2008, we were not involved in any material legal proceedings

Item 4 - Submission of Matters to a Vote of Security Holders
    There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2008.

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
    There is no liquid or active market for our common stock. The Company’s shares of common stock are not traded on a stock exchange or in any established over-the-counter market. Trades occur primarily between individuals at a price mutually agreed upon by the buyer and seller. Trading in the Company’s common stock has been infrequent and such trades cannot be characterized as constituting an active trading market. Based on information recorded in the Company’s Stock Transfer Agent records, Management believes that approximately 368,454 shares of the Company’s common stock were traded during 2008 of which 137,626 shares were traded in the fourth quarter of 2008. The purchasers in these transactions were, in most cases, either affiliates of the Company or their associates. No assurance can be given that an active trading market for the common stock will develop.
    The following table sets forth the high and low bid quotations for First Guaranty Bancshares, Inc.’s (and First Guaranty Bank prior to July 27, 2007) common stock for the periods indicated. These quotations represent trades of which we are aware and do not include retail markups, markdowns, or commissions and do not necessarily reflect actual transactions. As of December 31, 2008, there were 5,559,644 shares of First Guaranty Bancshares, Inc. common stock issued and outstanding. At December 31, 2008, First Guaranty Bancshares, Inc. had approximately 1,343 shareholders of record.

	2008			2007
Quarter Ended:	High	Low	Dividend	High	Low	Dividend
March	$ 25.00	$ 24.30	$ 0.16	$ 24.30	$ 23.42	$ 0.15
June	25.00	25.00	0.16	24.30	24.30	0.16
September	25.00	25.00	0.16	24.30	24.30	0.16
December	25.00	25.00	0.16	24.30	24.30	0.16

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
    First Guaranty Bancshares, Inc. must seek prior approval from the Federal Reserve Bank before paying dividends to its shareholders.
    We have not repurchased any shares of our outstanding common stock during the past year.

Stock Performance Graph
    The line graph below compares the cumulative total return for the Company’s common stock with the cumulative total return of both the NASDAQ Stock Market Index for U.S. companies and the NASDAQ Index for bank stocks for the period December 31, 2003 through December 31, 2008. The total return assumes the reinvestment of all dividends and is based on a $100 investment on December 31, 1998. It also reflects the stock price on December 31st of each year shown, although this price reflects only a small number of transactions involving a small number of directors of the Company or affiliates or associates and cannot be taken as an accurate indicator of the market value of the Company’s common stock.

Performance Graph
Cummulative Total Return of First Guaranty Bancshares, Inc. Compared to NASDAQ Bank Index
and NASDAQ Composite Index

	Total Returns for the Year
	2004	2005	2006	2007	2008
First Guaranty Bancshares, Inc.	$114	$139	$168	$179	$189
NASDAQ Index	$175	$168	$186	$145	$110
NASDAQ Composite	$ 99	$101	$110	$121	$ 72

    We have no equity based benefit plans.

Item 6 - Selected Financial Data
    The following selected financial data should be read in conjunction with the financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K. Except for the data under “Performance Ratios,” “Capital Ratios” and “Asset Quality Ratios,” the income statement data and share and per share data for the years ended December 31, 2008, 2007 and 2006 and the balance sheet data as of December 31, 2008 and 2007 are derived from the audited financial statements and related notes which are included elsewhere in this Form 10-K, and the income statement data and share and per share data for the years ended December 31, 2005 and 2004 and the balance sheet data as of December 31, 2006, 2005 and 2004 are derived from the audited financial statements and related notes that are not included in this Form 10-K.

	At or For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)

Year End Balance Sheet Data:
(dollars in thousands)
Securities	$139,162	$142,068	$158,352	$175,200	$106,526
Federal funds sold	838	35,869	6,793	1,786	552
Loans, net of unearned income	606,369	575,256	507,195	491,582	456,104
Allowance for loan losses	6,482	6,193	6,675	7,597	5,910
Total assets(1)	871,432	808,060	715,216	713,544	607,154
Total deposits	780,372	723,094	626,293	632,908	481,358
Borrowings	18,122	13,494	24,568	22,132	71,771
Stockholders' equity(1)	66,630	67,262	59,932	53,923	51,706

Average Balance Sheet Data:
(dollars in thousands)
Securities	$127,586	$152,990	$178,419	$109,236	$87,232
Federal funds sold	17,247	8,083	3,115	6,028	618
Loans, net of unearned income	600,854	543,946	505,623	476,144	415,606
Total earning assets	752,093	712,212	690,057	595,141	509,261
Total assets	797,024	751,237	726,593	631,554	542,460
Total deposits	707,114	658,456	622,869	526,995	438,214
Borrowings	16,287	23,450	42,435	45,732	51,558
Stockholders' equity	67,769	63,564	56,640	54,901	49,257

Performance Ratios:
Return on average assets	0.72%	1.37%	1.21%	0.95%	1.58%
Return on average equity	8.48%	16.15%	15.54%	10.97%	17.37%
Return on average tangible assets(2)	0.72%	1.37%	1.21%	0.96%	1.58%
Return on average tangible equity(3)	8.77%	16.47%	15.73%	11.24%	18.08%
Net interest margin	4.25%	4.79%	4.60%	4.71%	5.09%
Average loans to average deposits	84.97%	82.61%	81.18%	90.35%	94.84%
Efficiency ratio	69.78%	54.50%	50.90%	55.44%	52.47%
Efficiency ratio (excluding amortization of
intangibles and securities transactions)	69.17%	53.32%	49.12%	53.55%	50.33%
Full time equivalent employees (year end)	225	222	196	189	181

(1) For the years ended 2006 and 2007 amounts have been restated to reflect a prior period adjustment of $729,000. See Note 3 to the Consolidated Financial Statements
     for additional information.
(2) Average tangible assets represent average assets less average core deposit intangibles.
(3) Average tangible equity represents average equity less average core deposit intangibles.

	At or For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)

Capital Ratios:
Average stockholders' equity to average assets	8.50%	8.46%	7.80%	8.69%	9.08%
Average tangible equity to average tangible assets(1),(2)	8.25%	8.31%	7.71%	8.51%	8.76%
Stockholders' equity to total assets	7.65%	8.24%	8.29%	7.56%	8.52%
Tier 1 leverage capital	8.01%	7.38%	8.16%	7.67%	8.53%
Tier 1 capital	9.34%	10.13%	9.92%	8.80%	9.50%
Total risk-based capital	10.26%	11.09%	11.03%	10.05%	10.62%

Income Data:
(dollars in thousands)
Interest income	$47,661	$55,480	$50,937	$40,329	$33,835
Interest expense	15,733	21,398	19,206	12,367	8,057
Net interest income	31,928	34,082	31,731	27,962	25,778
Provision for loan losses	1,634	1,918	4,419	5,621	1,670
Noninterest income (excluding securities transactions)	5,689	5,176	4,601	5,221	5,082
Securities (losses) gains	(1)	(478)	(234)	7	(56)
Loss on securities impairment	(4,611)	-	-	-	-
Noninterest expense	23,032	21,133	18,373	18,399	16,162
Earnings before income taxes	8,339	15,729	13,306	9,170	12,972
Net income	5,748	10,263	8,802	6,024	8,556

Per Common Share Data:(3)
Net earnings	$1.03	$1.85	$1.58	$1.08	$1.54
Cash dividends paid	0.64	0.63	0.60	0.57	0.50
Book value	11.98	11.97	10.65	9.70	9.30
Dividend payout ratio	61.89%	34.13%	37.89%	52.67%	32.16%
Weighted average number of shares outstanding	5,559,644	5,559,644	5,559,644	5,559,644	5,559,644
Number of share outstanding (year end)	5,559,644	5,559,644	5,559,644	5,559,644	5,559,644
Market data:
High	$25.00	$24.30	$23.42	$20.00	$15.27
Low	$24.30	$23.42	$18.57	$15.27	$15.12
Trading Volume	368,454	924,692	535,264	279,503	104,835
Stockholders of record	1,343	1,293	1,181	1,141	1,148

Asset Quality Ratios:
Nonperforming assets to total assets	1.14%	1.39%	1.81%	3.05%	1.18%
Nonperforming assets to loans	1.63%	1.95%	2.55%	4.43%	1.57%
Loan loss reserve to nonperforming assets	65.46%	55.26%	51.53%	34.92%	82.59%
Net charge-offs to average loans	0.22%	0.50%	1.06%	0.83%	0.17%
Provision for loan loss to average loans	0.27%	0.35%	0.87%	1.18%	0.40%
Allowance for loan loss to total loans	1.07%	1.08%	1.32%	1.55%	1.30%

(1) Average tangible assets represents average assets less average core deposit intangibles.
(2) Average tangible equity represents average equity less average core deposit intangibles.
(3) For the years ended 2004 and 2005 amounts have been restated to reflect a stock dividend of one-third of a share of $1 par value common stock for each share of $1 and $5 par value common stock outstanding, accounted for as a four-for-three stock split, effective and payable to stockholders of record as of October 20, 2005.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
    First Guaranty Bancshares, Inc. became the holding company for First Guaranty Bank on July 27, 2007 in a corporate reorganization. Information at or for the year ended December 31, 2006, and any prior periods, reflects the operations of First Guaranty Bank on a stand-alone basis. Prior to becoming the holding company of First Guaranty Bank, First Guaranty Bancshares, Inc. had no assets, liabilities or operations.
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
    For the years ended 2005 and 2004 all per share data in this discussion has been adjusted to reflect the stock dividend of one-third of a share of the $1 par value common stock for each share of the $1 and $5 par value common stock outstanding, accounted for as a four-for-three stock split, effective and payable to stockholders of record as of October 20, 2005. Fractional shares were settled for cash.

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
    Other-Than-Temporary Impairment of Investment Securities. Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. The term “other-than-temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Management reviews criteria such as the magnitude and duration of the decline, the reasons for the decline, and the performance and valuation of the underlying collateral, when applicable, to predict whether the loss in value is other-than-temporary. Once a decline in value is determined to be other-than-temporary, the carrying value of the security is reduced to its fair value and a corresponding charge to earnings is recognized.
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
    Valuation of Goodwill, Intangible Assets and Other Purchase Accounting Adjustments. The Company accounts for acquisitions in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” which requires the use of the purchase method of accounting. For purchase acquisitions, the Company is required to record the assets acquired, including identified intangible assets and liabilities assumed, at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective as is the appropriate amortization period for such intangible assets. In addition, purchase acquisitions typically result in recording goodwill. The Company performs a goodwill valuation at least annually. Impairment testing of goodwill is a two step process that first compares the fair value of goodwill with its carrying amount, and second measures impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Based on Management’s goodwill impairment tests, there was no impairment of goodwill at December 31, 2008. For additional information on goodwill and intangible assets, see Note 8 to the Consolidated Financial Statements.

Financial Condition
    Assets. Total assets at December 31, 2008 were $871.4 million, an increase of $63.4 million, or 7.8%, from $808.1 million at December 31, 2007. Federal funds sold decreased $35.0 million from December 31, 2007 to December 31, 2008 and loans for the same period increased $31.1 million. Cash and due from banks increased $54.4 million and interest-earning time deposits with banks increased $19.3 million from 2007 to 2008. Total deposits increased by $57.3 million or 7.9% from 2007 to 2008. At December 31, 2008, long-term borrowings were $8.4 million, an increase of $5.3 million or 170.1%, from $3.1 million at December 31, 2007.
    Cash and Cash Equivalents. Cash and cash equivalents at December 31, 2008 totaled $78.0 million, an increase of $19.3 million when compared to $58.7 million at December 31, 2007. Cash and due from banks increased $54.4 million, and federal funds sold decreased $35.0 million.  At December 31, 2008, the Company invested the majority of its excess cash in the Federal Reserve Bank rather than in federal funds sold. The Federal Reserve paid interest of 25 basis points on all reserve balances and excess reserves. This rate was slightly higher than rates being paid at other institutions on overnight federal funds.
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

    The securities portfolio totaled $139.2 million at December 31, 2008, representing a decrease of $2.9 million from December 31, 2007. The primary changes in the portfolio consisted of $773.8 million in purchases, calls totaling $40.6 million and maturities of $727.0 million. An other than temporary impairment charge totaling $4.6 million was taken on twelve securities during the third quarter of 2008. See Note 5 to the Consolidated Financial Statements for additional information.
    At December 31, 2008 approximately 25.1% of the securities portfolio (excluding Federal Home Loan Bank stock) matures in less than one year while securities with maturity dates over 10 years totaled 34.1% of the portfolio. At December 31, 2008, the average maturity of the securities portfolio was 3.7 years, compared to the average maturity at December 31, 2007 of 3.3 years.
    At December 31, 2008, securities totaling $114.4 million were classified as available for sale and $24.8 million were classified as held to maturity as compared to $105.6 million and $36.5 million, respectively at December 31, 2007.
    Securities classified as available for sale are measured at fair market value. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, market yield curves, prepayment speeds, credit information and the instrument’s contractual terms and conditions, among other things. Securities classified as held to maturity are measured at book value. See Note 5 and Note 20 to the Consolidated Financial Statements for additional information.
    The book yields on securities available for sale ranged from 0.0% to 13.3% at December 31, 2008, exclusive of the effect of changes in fair value reflected as a component of stockholders’ equity. The book yields on held to maturity securities ranged from 3.6% to 6.1%.
    Securities classified as available for sale had gross unrealized losses totaling $5.7 million at December 31, 2008, which includes $5.1 million in unrealized losses on corporate debt securities. The majority of the corporate debt securities with unrealized losses have been in a loss position for less than twelve months. The Company believes that it will collect all amounts contractually due and has the intent and the ability to hold these securities until the fair value is at least equal to the carrying value. At December 31, 2007, securities classified as available for sale had gross unrealized losses totaling $0.6 million. See Note 5 to the Consolidated Financial Statements for additional information.
    Average securities as a percentage of average interest-earning assets were 17.0% and 21.5% at December 31, 2008 and 2007, respectively. At December 31, 2008, $54.1 million of the total securities portfolio did not qualify as pledgeable securities to collateralize repurchase agreements and public funds. Most securities held at December 31, 2007 qualified as pledgeable securities. At December 31, 2008 and 2007, $85.4 million and $131.6 million in securities were pledged, respectively.
    Mortgage Loans Held for Sale. The Company did not hold any mortgage loans for sale at December 31, 2008 compared to $4.0 million at December 31, 2007.
    Loans. The origination of loans is our primary use of our financial resources and represents the largest component of earning assets. At December 31, 2008, the loan portfolio (loans, net of unearned income) totaled $606.4 million, an increase of approximately $31.1 million, or 5.4%, from the December 31, 2007 level of $575.3 million. The increase in net loans includes $40.6 million in assignments purchased on non-real estate commercial and industrial loans. The loan assignments purchased meet the same underwriting criteria used when making in-house loans.
    Loans to related parties are included in total loans. Related parties include the Company’s executive officers, directors and certain business organizations and individuals with which such persons are associated. At December 31, 2008 and 2007, loans to related parties totaled $22.5 million and $19.1 million, respectively. See Note 14 to the Consolidated Financial Statements for additional information.
    Loans represented 77.7% of deposits at December 31, 2008, compared to 79.6% of deposits at December 31, 2007. Loans secured by real estate increased $9.8 million to $465.2 million at December 31, 2008. Commercial and industrial loans increased $24.5 million to $105.6 million at December 31, 2008. Real estate and related loans comprised 76.6% of the portfolio in 2008 as compared to 79.1% in 2007. Commercial and industrial loans comprised 17.4% of the portfolio in 2008 as compared to 14.1% in 2007.
    Loan charge-offs taken during 2008 totaled $1.6 million, compared to charge-offs of $3.9 million in 2007. Of the loan charge-offs in 2008, approximately $0.7 million were loans secured by real estate, $0.6 million were commercial and industrial loans $0.4 million were consumer and other loans. In 2008, recoveries of $0.3 million were recognized on loans previously charged off as compared to $1.2 million in 2007.
    In 2008, loan growth was geographically dispersed between north and south Louisiana (throughout our market area). Increased loan volume from larger commercial real estate customers outpaced loan demand from consumer clients in this period.
    Nonperforming Assets. Nonperforming assets were $9.9 million, or 1.1% of total assets at December 31, 2008, compared to $11.2 million, or 1.4% of total assets at December 31, 2007. The decrease resulted from a $1.2 million, or 11.3%, reduction in nonaccrual loans offset with a $0.2 million increase in other real estate. The decrease in nonaccrual loans was primarily a reduction in non-farm non-residential loans. The increase in other real estate was primarily the result of an increase in non-farm nonresidential properties.
    Deposits. Total deposits increased by $57.3 million or 7.9%, to $780.4 million at December 31, 2008 from $723.1 million at December 31, 2007. In 2008, noninterest-bearing demand deposits decreased $2.5 million, interest-bearing demand deposits decreased $42.9 million and savings deposits decreased $3.7 million. Time deposits increased $106.4 million, or 31.8% which includes brokered deposits totaling $13.0 million in reciprocal time deposits acquired from the Certificate of Deposit Account Registry Service (CDARS). The increase in deposits was due to a $39.4 million increase in individual and business deposits and a $17.9 million increase in public fund deposits. The increase in deposits resulted from a series of marketing campaigns launched in 2008, time deposit promotions and a continued effort to obtain deposit relationships with new and existing loan customers.

    Public fund deposits totaled $225.8 million or 28.9% of total deposits at December 31, 2008. At December 31, 2007, public fund deposits represented 28.8% of total deposits with a balance of $207.9 million.
    Borrowings. Short-term borrowings decreased $0.6 million in 2008 to $9.8 million at December 31, 2008 from $10.4 million at December 31, 2007. Short-term borrowings are used to manage liquidity on a daily or otherwise short-term basis. The short-term borrowings at December 31, 2008 and 2007 respectively was solely comprised of repurchase agreements. Overnight repurchase agreement balances are monitored daily for sufficient collateralization.
    Long-term borrowings increased $5.3 million, or 170.1%, to $8.4 million at December 31, 2008, compared to $3.1 million at December 31, 2007. At December 31, 2008, one long-term advance was outstanding at FHLB totaling $8.4 million with a rate of 3.14% and a maturity date of October 1, 2009. At December 31, 2007, long-term borrowings consisted solely of subordinated debt (see Note 10 to the Consolidated Financial Statements).
    Stockholders’ Equity. Total stockholders’ equity decreased $0.6 million or 0.9% to $66.6 million at December 31, 2008 from $67.3 million at December 31, 2007. The decrease in stockholders’ equity reflected consolidated net income of $5.7 million during 2008, offset by dividends paid of $3.6 million and changes in unrealized losses on available for sale securities totaling $2.8 million.

    Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the dates indicated.
	December 31,
	2008		2007		2006
		As % of		As % of		As % of
	Balance	Category	Balance	Category	Balance	Category
	(dollars in thousands)
Real estate
Construction & land development	$92,029	15.2%	$98,127	17.0%	$49,837	9.9%
Farmland	16,403	2.7%	23,065	4.0%	25,582	5.0%
1-4 Family	79,285	13.1%	84,640	14.7%	67,022	13.2%
Multifamily	15,707	2.6%	13,061	2.3%	14,702	2.9%
Non-farm non-residential	261,744	43.0%	236,474	41.1%	256,176	50.5%
Total real estate	465,168	76.6%	455,367	79.1%	413,319	81.5%

Agricultural	18,536	3.0%	16,816	2.9%	16,359	3.2%
Commercial and industrial	105,555	17.4%	81,073	14.1%	59,072	11.6%
Consumer and other	17,926	3.0%	22,517	3.9%	18,880	3.7%
Total loans before unearned income	607,185	100.0%	575,773	100.0%	507,630	100.0%
Less: unearned income	(816)		(517)		(435)
Total loans after unearned income	$606,369		$575,256		$507,195

	2005		2004
		As % of		As % of
	Balance	Category	Balance	Category
	(dollars in thousands)
Real estate
Construction & land development	$67,099	13.6%	$72,063	15.8%
Farmland	24,903	5.1%	18,303	4.0%
1-4 Family	78,789	16.0%	86,162	18.9%
Multifamily	11,125	2.3%	7,601	1.7%
Non-farm non-residential	223,622	45.5%	178,090	39.0%
Total real estate	405,538	82.5%	362,219	79.4%

Agricultural	11,490	2.3%	9,546	2.1%
Commercial and industrial	54,740	11.1%	59,135	12.9%
Consumer and other	20,078	4.1%	25,495	5.6%
Total loans before unearned income	491,846	100.0%	456,395	100.0%
Less: unearned income	(264)		(291)
Total loans after unearned income	$491,582		$456,104

    The three most significant categories of our loan portfolio are non-farm non-residential real estate loans, 1-4 family residential loans and land development real estate loans.
    The Company’s credit policy dictates specific loan-to-value and debt service coverage requirements.  The Company generally requires a maximum loan-to-value of 85% and a debt service coverage ratio of 1.25x to 1.0x for non-farm non-residential real estate loans. In addition, personal guarantees of borrowers are required as well as applicable hazard, title and flood insurance. Loans may have a maximum maturity of five years and a maximum amortization of 25 years. The Company may require additional real estate or non-real estate collateral when deemed appropriate to secure the loan.
    The Company generally requires all 1-4 family residential loans to be underwritten based on the Fannie Mae guidelines provided through Desktop Underwriter. These guidelines include the evaluation of risk and eligibility, verification and approval of conditions, credit and liabilities, employment and income, assets, property and appraisal information. It is required that all borrowers have proper hazard, flood and title insurance prior to a loan closing. Appraisals and Desktop Underwriter approvals are good for six months. The Company has an in-house underwriter review the final package for compliance to these guidelines.

    The Company generally requires a maximum loan-to value of 75% and a debt service coverage ratio of 1.25x to 1.0x for land development loans. In addition, detailed construction cost breakdowns, personal guarantees of borrowers and applicable hazard, title and flood insurance are required. Loans may have a maximum maturity of 12 months for the construction phase and a maximum maturity of 24 months for the sell-out phase. The Company may require additional real estate or non-real estate collateral when deemed appropriate to secure the loan.
    The Company will allow exceptions to this policy with appropriate mitigating circumstances and approvals. The Company has a defined credit underwriting process for all loan requests. The Company actively monitors loan concentrations by industry type and will make adjustments to underwriting standards as deemed necessary. The Company has a loan review department that monitors the performance and credit quality of loans. The Company has a special assets department that manages loans that have become delinquent or have serious credit issues associated with them.
    For new loan originations, appraisals and evaluations on all properties shall be valid for a period not to exceed two (2) calendar years from the effective appraisal date for non-residential properties and one (1) calendar year from the effective appraisal date for residential properties.  However, an appraisal may be valid longer if there has been no material decline in the property condition or market condition that would negatively affect the bank’s collateral position.  This must be supported with a “Validity Check Memorandum”.
    For renewals with or without new money, any commercial appraisal greater than two years or greater than one year for residential appraisals must be updated with a Validity Check Memorandum.  Any renewal loan request, in which new money will be disbursed, whether commercial or residential, and the appraisal is older than five years a new appraisal must be obtained.
    The Company does not require new appraisals between renewals unless the loan becomes impaired and is considered collateral dependent. At this time, an appraisal may be ordered in accordance with the Company’s Allowance for Loan Losses policy.
    The Company does not mitigate risk using products such as credit default agreements and/or credit derivatives.  These, accordingly, have no impact on our financial statements.
    The Company does not offer loan products with established loan-funded interest reserves.

    Loan Maturities by Type. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2008. Loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization.

	One Year	One Through	After
	or Less	Five Years	Five Years	Total
	(in thousands)
Real estate:
Construction & land development	$68,242	$20,096	$3,691	$92,029
Farmland	13,228	2,005	1,170	16,403
1-4 Family	29,331	22,655	27,299	79,285
Multifamily	13,776	1,855	76	15,707
Non-farm non-residential	187,584	58,753	15,407	261,744
Total real estate	312,161	105,364	47,643	465,168

Agricultural	12,612	3,005	2,919	18,536
Commercial and industrial	55,869	49,567	119	105,555
Consumer and other	8,842	8,998	86	17,926
Total loans before unearned income	$389,484	$166,934	$50,767	$607,185
Less: unearned income				(816)
Total loans after unearned income				$606,369

    The following table sets forth the scheduled contractual maturities at December 31, 2008 of fixed- and floating-rate loans excluding non-accrual loans.

	December 31, 2008
	Fixed	Floating	Total
	(in thousands)

One year or less	$134,750	$244,498	$379,248
One to five years	123,903	43,027	166,930
Five to 15 years	34,478	164	34,642
Over 15 years	16,420	-	16,420
Subtotal	309,551	287,689	597,240
Nonaccrual loans			9,129
Total loans after unearned income	$309,551	$287,689	$606,369

At December 31, 2008, fixed rate loans totaled $309.6 million or 51.0% of total loans, an increase from 40.5% of total loans for the same period in 2007. At December 31, 2008, total loans include $218.0 million in loans maturing after December 31, 2009.

    Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Non-accrual loans:
Real estate loans:
Construction and land development	$1,644	$1,841	$2,676	$16,376	$206
Farmland	182	419	33	-	-
One- to four- family residential	1,445	1,819	3,202	3,548	1,059
Multifamily	-	2	-	-	-
Non-farm non-residential	5,263	4,950	3,882	153	1,232
Non-real estate loans:
Agricultural	-	-	-	-	-
Commercial and industrial	275	978	267	358	514
Consumer and other	320	279	302	655	450
Total non-accrual loans	9,129	10,288	10,362	21,090	3,461

Loans 90 days and greater delinquent
and still accruing:
Real estate loans:
Construction and land development	-	-	-	-	-
Farmland	-	-	-	-	-
One- to four- family residential	185	544	334	248	370
Multifamily	-	-	-	-	-
Non-farm non-residential	-	-	-	-	-
Non-real estate loans:
Agricultural	-	-	-	-	-
Commercial and industrial	17	-	-	-	28
Consumer and other	3	3	-	-	11
Total loans 90 days greater
delinquent and still accruing	205	547	334	248	409

Restructured loans	-	-	51	121	134

Total non-performing loans	9,334	10,835	10,747	21,459	4,004

Real estate owned:
Construction and land development	89	84	2,217	-	-
Farmland	-	-	-	144	133
One- to four- family residential	223	170	78	81	554
Multifamily	-	-	-	-	-
Non-farm non-residential	256	119	245	321	3,018
Non-real estate loans:
Agricultural	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Consumer and other	-	-	-	-	-
Total real estate owned	568	373	2,540	546	3,705

Total non-performing assets	$9,902	$11,208	$13,287	$22,005	$7,709

Ratios:
Non-performing assets to total loans	1.63%	1.95%	2.62%	4.48%	1.69%
Non-performing assets to total assets	1.14%	1.39%	1.86%	3.08%	1.27%

    For the years ended December 31, 2008 and 2007, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $0.5 million and $0.6 million, respectively.

    Total non-performing assets at December 31, 2008 decreased $1.3 million to $9.9 million from $11.2 million at December 31, 2007. One- to four- family nonaccrual loans decreased $0.4 million in 2008 primarily due to one loan which was partially written off and the remaining balance was transferred to other real estate. Commercial and industrial nonaccrual loans decreased $0.7 million in 2008 primarily due to three large loans taken out of nonaccrual status. Non-farm non-residential nonaccrual loans increased $0.3 million to $5.3 at December 31, 2008 from $5.0 million at December 31, 2007. The increase resulted from the addition of four loans totaling $1.0 million. These additions were offset by principal write downs, balances being paid down and one loan which was paid in full.
    Allowance for Loan Losses. The allowance for loan losses is maintained at a level considered sufficient to absorb potential losses embedded in the loan portfolio. The allowance is increased by the provision for anticipated loan losses as well as recoveries of previously charged-off loans and is decreased by loan charge-offs. The provision is the necessary charge to current expense to provide for current loan losses and to maintain the allowance at an adequate level commensurate with Management’s evaluation of the risks inherent in the loan portfolio. Various factors are taken into consideration when determining the amount of the provision and the adequacy of the allowance. These factors include but are not limited to:
•	past due and nonperforming assets;
•	specific internal analysis of loans requiring special attention;
•	the current level of regulatory classified and criticized assets and the associated risk factors with each;
•	changes in underwriting standards or lending procedures and policies;
•	charge-off and recovery practices;
•	national and local economic and business conditions;
•	nature and volume of loans;
•	overall portfolio quality;
•	adequacy of loan collateral;
•	quality of loan review system and degree of oversight by its Board of Directors;
•	competition and legal and regulatory requirements on borrowers;
•	examinations and review by our internal loan review department, independent accountants and third-party independent loan review personnel; and
•	examinations of the loan portfolio by federal and state regulatory agencies.

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
    Allocation of Allowance for Loan Losses. In prior years, the Company used an internal method to calculate the allowance for loan losses which categorized loans by risk rather than by type. We do not have the ability to accurately and efficiently provide the allocation of the allowance for loan losses by loan type for a five-year historical period. Beginning in 2008, the Company modified the allowance calculation to segregate loans by category and allocate the allowance for loan losses accordingly.
    The allowance for loan losses calculation considers both qualitative and quantitative risk factors. The quantitative risk factors include, but are not limited to, past due and nonperforming assets, adequacy of collateral, changes in underwriting standings or lending procedures and policies, specific internal analysis of loans requiring special attention and the nature and volume of loans. Qualitative risk factors include, but are not limited to, local and regional business conditions and other economic factors.

    The following table shows the allocation of the allowance for loan losses by loan type as of December 31, 2008.

	At December 31, 2008
		Percent of
	Allowance	loans in each
	for Loan	category to
	Losses	total loans
	(dollars in thousands)
Real estate loans:
Construction and land development	$315	15.2%
Farmland	39	2.7%
One- to four- family residential	1,712	13.1%
Multifamily	227	2.6%
Non-farm non-residential	2,572	43.0%
Non-real estate loans:
Agricultural	92	3.0%
Commercial and industrial	1,119	17.4%
Consumer and other	355	3.0%
Unallocated	51	N/A
Total	$6,482	100.0%

        The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)

Balance at beginning of period	$6,193	$6,675	$7,597	$5,910	$4,942

Charge-offs:
Real estate loans:
Construction and land development	(166)	(386)	(5,008)	-	-
Farmland	(10)	(123)	-	-	-
One- to four- family residential	(260)	(639)	(59)	(2,001)	(208)
Multifamily	-	-	-	-	-
Non-farm non-residential	(256)	(1,901)	(208)	-	-
Commercial and industrial loans	(561)	(273)	(301)	(1,649)	(313)
Consumer and other	(360)	(563)	(312)	(512)	(405)
Total charge-offs	(1,613)	(3,885)	(5,888)	(4,162)	(926)

Recoveries:
Real estate loans:
Construction and land development	2	779	39	-	-
Farmland	-	14	-	-	-
One- to four- family residential	10	14	25	5	20
Multifamily	-	-	-	-	-
Non-farm non-residential	57	4	40	-	-
Commercial and industrial loans	10	148	304	86	152
Consumer and other	189	201	139	137	52
Total recoveries	268	1,160	547	228	224

Net charge-offs	(1,345)	(2,725)	(5,341)	(3,934)	(702)
Provision for loan losses	1,634	1,918	4,419	5,621	1,670
Additional provision from acquisition	-	325	-	-	-

Balance at end of period	$6,482	$6,193	$6,675	$7,597	$5,910

Ratios:
Net loan charge-offs to average loans	0.22%	0.50%	1.06%	0.83%	0.17%
Net loan charge-offs to loans at end of period	0.22%	0.47%	1.05%	0.80%	0.15%
Allowance for loan losses to loans at end of period	1.07%	1.08%	1.32%	1.55%	1.30%
Net loan charge-offs to allowance for loan losses	20.75%	44.00%	80.01%	51.78%	11.88%
Net loan charge-offs to provision charged to expense	82.32%	142.04%	120.86%	69.99%	42.04%

    Investment Securities Portfolio. The securities portfolio totaled $139.2 million at December 31, 2008 and consisted principally of U.S. Government agency securities, mortgage-backed obligations, asset-backed securities, corporate debt securities and mutual funds or other equity securities. The portfolio provides us with a relatively stable source of income and provides a balance to interest rate and credit risks as compared to other categories of the balance sheet.
    U.S. Government Agency, also known as Government Sponsored Enterprises (GSEs) are privately owned but federally chartered companies. While they enjoy certain competitive advantages as a result of their government charters, their debt obligations are unsecured and are not direct obligations of the U.S. Government. However, debt securities issued by GSEs are considered to be of high credit quality and the senior debt of GSEs is AAA rated. GSEs raise funds through a variety of debt issuance programs, including:
    • Federal Home Loan Mortgage Corporation (Freddie Mac)
• Federal National Mortgage Association (Fannie Mae)
• Federal Home Loan Bank (FHLB)
• Federal Farm Credit Bank System (FFCB)

    With the variety of GSE-issued debt securities and programs available, investors may benefit from a unique combination of high credit quality, liquidity, pricing transparency and cash flows that can be customized to closely match their objectives.
    Mortgage-backed securities (MBS) represent an investment in mortgage loans. AN MBS investor owns an interest in a pool of mortgages, which serves as the underlying assets and source of cash flow for the security. The loans backing the MBS are issued by a nation network of lenders consisting or mortgage bankers, savings and loan associations, commercial banks and other lending institutions. MBS are issued by Government National Mortgage Association (GNMA or Ginnie Mae), Federal Home Loan Mortgage Corporation (FHLMC or Freddie MAC), and Federal National Mortgage Association (FNMA or Fannie Mae). Mortgage-backed securities typically carry some of the highest yields of any government or agency security. The secondary market is generally large and liquid, with active trading by dealers and investors.
    The risks associated with MBS including interest rate risk (refinancing risk), prepayment risk and extension risk.
    Asset-backed are securities whose value and income payments are derived from and collateralized (or "backed") by a specified pool of underlying assets. The pool of assets is typically a group of small and illiquid assets that are unable to be sold individually. Pooling the assets allows them to be sold to general investors, a process called securitization, and allows the risk of investing in the underlying assets to be diversified because each security will represent a fraction of the total value of the diverse pool of underlying assets. The pools of underlying assets can include common payments from credit cards, auto loans, and mortgage loans, to esoteric cash flows from aircraft leases, royalty payments and movie revenues.
    As with all fixed-income securities, the prices of ABS fluctuate in response to changing interest rates in the general economy. When interest rates fall, prices rise, and vice versa. Prices of ABS with floating rates are, of course, much less affected, because the index against which the ABS rate adjusts reflects external interest-rate changes. Some ABS are subject to another type of interest rate risk—the risk that a change in rates may influence the pace of prepayments of the underlying loans, which, in turn, affects yields. Most revolving ABS are also subject to early-amortization events—also known as payout events or early calls. Another risk, is the risk of default. This is most often thought of as a borrower’s failure to make timely interest and principal payments when due, but default may result from a borrower’s failure to meet other obligations as well.
    Corporate bonds are fully taxable debt obligations issued by corporations. These bonds fund capital improvements, expansions, debt refinancing or acquisitions that require more capital than would ordinarily be available from a single lender. Corporate bond rates are set according to prevailing interest rates at the time of the issue, the credit rating of the issuer, the length of the maturity and the other terms of the bond, such as a call feature. Corporate bonds have historically been one of the highest yielding of all taxable debt securities. Interest can be paid monthly, quarterly or semi-annually. There are five main sectors of corporate bonds: industrials, banks/finance, public utilities, transportation, and Yankee and Canadian bonds.
    The secondary market for corporate securities is fairly liquid. Therefore, an investor who wishes to sell a corporate bond will often be able to find a buyer for the security at market prices. However, the market price of a bond might be significantly higher or lower than its face value due to fluctuations in interest rates and other price determining factors. Other factors include credit risk, market risk, even risk, call risk, make-whole call risk and inflation risk.
    Mutual funds are a professionally managed type of collective investment scheme that pools money from many investors and invests it in stocks, bonds, short-term money market instruments, and/or other securities. The mutual fund will have a fund manager that trades the pooled money on a regular basis. Mutual funds allow investors spread their investment around widely. That makes it much less risky than investing in one or two stocks.
    An equity security is a share in the capital stock of a company (typically common stock, although preferred equity is also a form of capital stock). The holder of an equity is a shareholder, owning a share, or fractional part of the issuer. Unlike debt securities, which typically require regular payments (interest) to the holder, equity securities are not entitled to any payment. In bankruptcy, they share only in the residual interest of the issuer after all obligations have been paid out to creditors. However, equity generally entitles the holder to a pro rata portion of control of the company, meaning that a holder of a majority of the equity is usually entitled to control the issuer. Equity also enjoys the right to profits and capital gain, whereas holders of debt securities receive only interest and repayment of principal regardless of how well the issuer performs financially. Furthermore, debt securities do not have voting rights outside of bankruptcy. In other words, equity holders are entitled to the "upside" of the business and to control the business.
    Equity securities may include, but not be limited to: bank stock, bank holding company stock, listed stock, savings and loan association stock, savings and loan association holding company stock, subsidiary structured as liminted liability company, subsidiary structued as limited partnership, limited liability company, and unlisted stock.
    Equity securities are generally traded on either one of the listed stock exchanges or on the NASDAQ Over-the-Counter market. The market value of equity shares is influence by prevailing economic conditions such as the company’s performance (ie. earnings) supply and demand and interest rates.
    At December 31, 2008, $35.0 million or 25.1% of our securities (excluding Federal Home Loan Bank of Dallas stock) were scheduled to mature in less than one year. This includes $29.9 million in discount notes that are being used solely for pledging purposes. When excluding these securities, only 4.7% of our securities mature in less than one year. Securities with maturity dates 10 years and over totaled 34.1% of the total portfolio or 43.4% of the portfolio after deducting the discount notes for pledging. The average maturity of the securities portfolio was 3.7 years.

    At December 31, 2008, securities totaling $114.4 million were classified as available for sale and $24.8 million were classified as held to maturity, compared to $105.6 million classified as available for sale and $36.5 million classified as held to maturity at December 31, 2007.
    Securities classified as available for sale are measured at fair market value and securities classified as held to maturity are measured at book value. The Company obtains fair value measurements from an independent pricing service to value securities classified as available for sale. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, market yield curves, prepayment speeds, credit information and the instrument’s contractual terms and conditions, among other things. For more information on securities and fair market value see Notes 5 and 19 to the Consolidated Financial Statements.
    Securities classified as available for sale had gross unrealized losses totaling $5.7 million at December 31, 2008, which includes $5.1 million in unrealized losses on corporate debt securities. The majority of the corporate debt securities with unrealized losses have been in a loss position for less than twelve months. The Company believes that it will collect all amounts contractually due and has the intent and the ability to hold these securities until the fair value is at least equal to the carrying value. At December 31, 2007, securities classified as available for sale had gross unrealized losses totaling $0.6 million. Management periodically assesses the quality of our investment holdings using procedures similar to those used in assessing the credit risks inherent in the loan portfolio. For the third quarter 2008, Management identified twelve securities that were other than temporarily impaired. An other than temporary impairment charge was taken on these twelve securities totaling $4.6 million. At December 31, 2008, it is Management’s opinion that we held no investment securities which bear a greater than the normal amount of credit risk as compared to similar investments and that no securities had an amortized cost greater than their recoverable value. See Notes 5 and 19 to the Consolidated Financial Statements for additional information.
    Average securities as a percentage of average interest-earning assets were 17.0% for the year December 31, 2008 and 21.5% for the year ended December 31, 2007. All securities held at December 31, 2008 qualified as pledgeable securities, except $54.4 million of debt securities and $0.6 million of equity securities. Securities pledged at December 31, 2008 totaled $85.4 million.
    The following tables set forth the composition of our investment securities portfolio (excluding Federal Home Loan Bank of Dallas stock) at the dates indicated.

	December 31, 2008				December 31, 2007				December 31, 2006
		Gross	Gross			Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(in thousands)
Available-for-sale:
U.S. Government Agencies	$58,389	$132	$-	$58,521	$92,962	$26	$(25)	$92,963	$98,369	$-	$(1,226)	$97,143
Mortgage-backed obligations	1,701	82	(5)	1,778	2,016	43	(23)	2,036	4,077	39	(103)	4,013
Asset-backed securities	532	-	(439)	93	1,340	-	(95)	1,245	1,385	1	(1)	1,385
Corporate debt securities	57,773	644	(5,077)	53,340	5,954	50	(214)	5,790	7,394	31	(61)	7,364
Mutual funds or other equity securities	795	26	(147)	674	3,805	22	(291)	3,536	1,500	-	(52)	1,448
Total securities	$119,190	$884	$(5,668)	$114,406	$106,077	$141	$(648)	$105,570	$112,725	$71	$(1,443)	$111,353

Held-to-maturity:
U .S. Government Agencies	$22,680	$160	$-	$22,840	$33,984	$24	$(281)	$33,727	$43,976	$-	$(1,280)	$42,696
Mortgage-backed obligations	2,076	21	(1)	2,096	2,514	-	(35)	2,479	3,023	-	(105)	$2,918
Total securities	$24,756	$181	$(1)	$24,936	$36,498	$24	$(316)	$36,206	$46,999	$-	$(1,385)	$45,614

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

•
The U.S. Government also announced that the U.S. Treasury would provide secured loans to Fannie Mae and Freddie Mac as needed until the end of 2009 and that the U.S. Treasury plans to purchase mo9rtgage backed securities from Fannie Mae and Freddie Mac in the open market.

    During 2008 the Company recorded an impairment writedown totaling $4,611,000. The impairment writedown consisted of three preferred stocks of Fannie Mae and Freddie Mac totaling $3,046,000, on a cost basis, which had unrealized losses of $1,991,000 and $1,010,000, respectively, debt securities totaling $727,000 and $240,000 issued by Lehman Brothers and Washington Mutual which had unrealized losses of $634,000 and $239,000, respectively.  The Company also recorded an impairment writedown on $510,000 and $739,000 in asset backed securities issued by TRAPEZA and ALESCO (CDOs) which had unrealized losses of $344,000 and $409,000, respectively. The impact of the above actions and concerns in the market place about the future value of the preferred stock of Fannie Mae and Freddie Mac, as well as the bankruptcy of Lehman Brothers, the acquisition of Washington Mutual by J.P. Morgan and the material decrease in values in asset-backed securities due to the lack of trading has made it unclear when and if the value of these investments will improve in the future. Given the above developments, the Bank’s management and Chairman of the Board of Directors met on October 14, 2008 to review the most recent developments and concluded that the Bank’s investment in the preferred stock, debt securities and asset-backed securities were other than temporarily impaired. Following a full board review of the foregoing, on October 16, 2008, the Bank recorded a non-cash other-than-temporary impairment (“OTTI”) on these investments for the quarter ending September 30, 2008.

    The OTTI charges recorded for the quarter ending September 30, 2008 totaled $4.6 million before tax, $3.0 million after tax.
    The Company did not recognize any other impairment charges in 2008 other than those stated above.

    Investment Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2008 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(dollars in thousands)
Investment securities held to maturity:
U.S. Government agencies	$-	-	$999	4.15%	$6,437	5.19%	$15,244	5.53%
Mortgage-backed obligations	-	-	262	3.65%	687	4.33%	1,127	4.96%
Total securities held to maturity	$-	-	$1,261	4.04%	$7,124	5.11%	$16,371	5.49%

Investment securities available for sale:
U.S. Government agencies	$29,899	0.02%	$-	-	$5,000	5.98%	$23,490	5.97%
Mortgage-backed obligations	-	-	-	-	-	-	1,701	5.69%
Asset-backed securities	-	-	-	-	-	-	532	14.87%
Corporate debt securities	5,114	7.54%	32,307	7.38%	14,441	7.38%	5,911	7.24%
Mutual funds or other equity securities	-	-	-	-	-	-	795	3.66%
Total securities available for sale	$35,013	1.12%	$32,307	7.38%	$19,441	7.02%	$32,429	6.28%

	Total Securities
			Weighted
	Amortized		Average
	Cost	Fair Value	Yield
	(dollars in thousands)
Investment securities held to maturity:
U.S. Government agencies	$22,680	$22,840	5.37%
Mortgage-backed obligations	2,076	2,096	4.58%
Total securities held to maturity	$24,756	$24,936	5.31%

Investment securities available for sale:
U.S. Government agencies	$58,389	$58,521	2.92%
Mortgage-backed obligations	1,701	1,778	5.69%
Asset-backed securities	532	93	14.87%
Corporate debt securities	57,773	53,340	7.38%
Mutual funds or other equity securities	795	674	3.66%
Total securities available for sale	$119,190	$114,406	5.18%

    Deposits. The following table sets forth the distribution of our total deposit accounts, by account type, for the periods indicated.
	December 31,
	2008			2007			2006
	(dollars in thousands)

	Balance	As % of Total	Wtd Avg Rate	Balance	As % of Total	Wtd Avg Rate	Balance	As % of Total	Wtd Avg Rate
Noninterest-bearing demand	$118,255	15.2%	0.0%	$120,740	16.7%	0.0%	$122,540	19.5%	0.0%
Interest-bearing demand	180,230	23.1%	1.3%	223,142	30.9%	3.1%	185,308	29.6%	3.1%
Savings	41,357	5.3%	0.4%	45,044	6.2%	0.5%	41,161	6.6%	0.4%
Time	440,530	56.4%	3.6%	334,168	46.2%	4.6%	277,284	44.3%	4.2%
Total deposits	$780,372	100.0%		$723,094	100.0%		$626,293	100.0%

    As of December 31, 2008, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $247.8 million. The following table sets forth the maturity of those certificates as of December 31, 2008, 2007 and 2006.

	December 31,
	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(dollars in thousands)

Due in one year or less	$163,375	2.10%	$140,052	4.43%	$114,793	4.88%
Due after one year through three years	57,431	4.04%	20,207	4.39%	15,228	4.27%
Due after three years	26,944	4.19%	7,083	5.14%	12,526	5.07%
Total	$247,750	2.78%	$167,342	4.46%	$142,547	4.83%

    Borrowings. The following table sets forth information concerning balances and interest rates on all of our short-term borrowings at the dates and for the periods indicated.

	December 31,
	2008	2007	2006
	(dollars in thousands)

Outstanding at year end	$9,767	$10,401	$6,584
Maximum month-end outstanding	41,321	45,766	37,353
Average daily outstanding	11,379	16,655	23,731
Weighted average rate during the year	2.16%	5.18%	5.19%
Average rate at year end	0.19%	3.50%	4.41%

    At December 31, 2008, long-term debt consisted of an advance from the Federal Home Loan Bank. In October 2008, the Company made an original $10.0 million, amortizing, one year advance, at a rate of 3.14%. The Company makes monthly principal and interest payments. The outstanding balance on the long-term debt was $8.4 million at December 31, 2008.
    At December 31, 2007, long-term borrowings consisted of junior subordinated debentures totaling $3.1 million. These debentures were issued in August 2003 for a 30 year period, callable after 5 years. The rate was LIBOR plus 300 basis points with quarterly interest payments. In August 2008, the Company redeemed these debentures (see Note 10 to the Consolidated Financial Statements).

    Stockholders’ Equity and Return on Equity and Assets. Stockholders’ equity provides a source of permanent funding, allows for future growth and the ability to absorb unforeseen adverse developments. At December 31, 2008, stockholders’ equity totaled $66.6 million compared to $67.3 million at December 31, 2007.

    Information regarding performance and equity ratios is as follows:

	December 31,
	2008	2007	2006

Return on average assets	0.72%	1.37%	1.21%
Return on average equity	8.48%	16.15%	15.54%
Dividend payout ratio	61.89%	34.13%	37.89%

During the first quarter of 2009, total deposits increased to the extent that it resulted in a reduction of regulatory capital ratios. As a result, in March 2009 the Company borrowed $6.0 million on its available line of credit and injected the $6.0 into the Bank to enhance capital. See Note 24 to the Consolidated Financial Statements for additional information. The Company anticipates First Guaranty Bank maintaining a well capitalized status as defined by regulatory standards.
Results of Operations for the Years Ended December 31, 2008 and 2007
Net Income. Net income for the year ended December 31, 2008 was $5.7 million, a decrease of $4.5 million or 44.0%, from $10.3 million for the year ended December 31, 2007. The largest decrease in net income resulted from a $4.6 million other than temporary impairment charge recorded on the securities portfolio in the third quarter of 2008, resulting in a $3.0 million net of tax decrease in net income (see Notes 5 and 19 to the Consolidated Financial Statements). Net interest income decreased by $2.2 million due to market pressure placed on our net interest margin with the decline in market interest rates. In addition, noninterest expense increased due to additional costs related to enhancement of the internal audit and control process, costs associated with education and training of existing and new personnel, and the addition of staff.
Earnings per share for the year ended December 31, 2008 was $1.03 per share, a decrease of 44.0% or $0.82 per share from $1.85 per share for the year ended December 31, 2007.
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
Net interest income in 2008 was $31.9 million, a decrease of $2.2 million or 6.3%, when compared to $34.1 million in 2007.  The decrease in net interest income reflected a decrease in net interest spread and net interest margin as the yield on our interest-earning assets decreased more than the cost of our interest-bearing liabilities. Loans are our largest interest-earning asset, and 47.4% of our total loans are floating rate loans which are primarily tied to the prime lending rate. During 2008, the prime lending rate decreased 400 basis points which adversely impacted the yield on our interest-earning assets. The cost of our interest-bearing liabilities was adversely impacted by the $106.4 million increase in time deposits, which is currently our most costly interest-bearing liability. As of December 31, 2008, time deposits represented 56.5% of our total deposits, which is an increase from 46.2% of total deposits at December 31, 2007.
Comparing 2008 to 2007, the average yield on interest-earning assets decreased by 150 basis points and the average rate paid on interest-bearing liabilities decreased by 120 basis points. The net yield on interest-earning assets was 4.2% for the year ended December 31, 2008, compared to 4.8% for 2007.
During the first quarter of 2009, the Company borrowed $6.0 million on its available line of credit at a variable interest rate of prime less 100 basis points. As a result of this additional debt, the Company’s interest expense will likely increase in future periods.
The net interest income yield shown below in the average balance sheet is calculated by dividing net interest income by average interest-earning assets and is a measure of the efficiency of the earnings from balance sheet activities. It is affected by changes in the difference between interest on interest-earning assets and interest-bearing liabilities and the percentage of interest-earning assets funded by interest-bearing liabilities (leverage). The leverage for the year ending December 31, 2008 and 2007 was 80.3% and 78.6%, respectively.
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

	Years Ended December 31,
	2008			2007			2006
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$ 5,725	$ 224	3.9%	$ 1,977	$ 87	4.4%	$ 2,323	$ 95	4.1%
Securities (including FHLB stock)	127,586	6,594	5.2%	152,990	8,381	5.5%	178,419	9,654	5.4%
Federal funds sold	17,247	392	2.3%	8,083	400	4.9%	3,115	159	5.1%
Loans held for sale	681	45	6.6%	5,216	142	2.7%	577	27	4.7%
Loans, net of unearned income	600,854	40,406	6.7%	543,946	46,470	8.5%	505,623	41,002	8.1%
Total interest-earning assets	752,093	47,661	6.3%	712,212	55,480	7.8%	690,057	50,937	7.4%

Noninterest-earning assets:
Cash and due from banks	22,468			19,569			20,415
Premises and equipment, net	15,960			14,812			12,442
Other assets	6,503			4,644			3,679
Total	$797,024	$47,661		$751,237	$55,480		$726,593	$50,937

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Demand deposits	$ 197,822	$ 2,650	1.3%	$ 196,805	$ 6,152	3.1%	$ 180,384	$ 5,657	3.1%
Savings deposits	43,631	193	0.4%	42,564	228	0.5%	42,727	174	0.4%
Time deposits	346,282	12,432	3.6%	297,193	13,673	4.6%	269,016	11,224	4.2%
Borrowings	16,287	458	2.8%	23,450	1,345	5.7%	42,435	2,151	5.1%
Total interest-bearing liabilities	604,022	15,733	2.6%	560,012	21,398	3.8%	534,562	19,206	3.6%

Noninterest-bearing liabilities:
Demand deposits	119,379			121,894			130,742
Other	5,854			5,767			4,649
Total liabilities	729,255	15,733		687,673	21,398		669,953	19,206
Stockholders' equity	67,769			63,564			56,640
Total	$ 797,024	15,733		$ 751,237	21,398		$ 726,593	19,206
Net interest income		$31,928			$34,082			$31,731
Net interest rate spread (1)			3.7%			4.0%			3.8%
Net interest-earning assets (2)	$ 148,071			$ 152,200			$ 155,495
Net interest margin (3)			4.2%			4.8%			4.6%

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

	Years Ended December 31,
	2008 Compared to 2007				2007 Compared to 2006
	Increase (Decrease) Due To				Increase (Decrease) Due To
			Rate/	Increase/			Rate/	Increase/
	Volume	Rate	Volume	Decrease	Volume	Rate	Volume	Decrease
				(in thousands)
Interest earned on:
Interest-bearing deposits with banks	$ 165	$ (10)	$ (18)	$ 137	$ (14)	$ 7	$ (1)	$ (8)
Securities (including FHLB stock)	(1,392)	(474)	79	(1,787)	(1,376)	120	(17)	(1,273)
Federal funds sold	453	(216)	(245)	(8)	254	(5)	(8)	241
Loans held for sale	(123)	204	(178)	(97)	217	(11)	(91)	115
Loans, net of unearned income	4,862	(9,892)	(1,034)	(6,064)	3,108	2,194	166	5,468
Total interest income	3,965	(10,388)	(1,396)	(7,819)	2,189	2,305	49	4,543

Interest paid on:
Demand deposits	32	(3,516)	(18)	(3,502)	515	(18)	(2)	495
Savings deposits	6	(40)	(1)	(35)	(1)	55	-	54
Time deposits	2,258	(3,003)	(496)	(1,241)	1,176	1,153	120	2,449
Borrowings	(411)	(685)	209	(887)	(962)	283	(127)	(806)
Total interest expense	1,885	(7,244)	(306)	(5,665)	728	1,473	(9)	2,192
Change in net interest income	$ 2,080	$ (3,144)	$ (1,090)	$ (2,154)	$ 1,461	$ 832	$ 58	$ 2,351

Provision for Loan Losses. The provision for loan losses was $1.6 million and $1.9 million in 2008 and 2007, respectively. The decreased 2008 provisions were attributable to $1.3 million in net loan charge-offs during 2008 compared to $2.7 million in net loan charge-offs during 2007. Of the loan charge-offs in 2008, approximately $0.7 million were loans secured by real estate of which $0.3 million were commercial real estate and approximately $0.4 million were residential properties. In 2008, recoveries of $0.3 million were recognized on loans previously charged-off as compared to $1.2 million in 2007. Of the loan charge-offs during 2007, approximately $3.0 million were loans secured by real estate of which $2.2 million were commercial real estate and approximately $0.8 million were residential properties. The allowance for loan losses at December 31, 2008 was $6.5 million, compared to $6.2 million at December 31, 2007, and was 1.07% and 1.08% of total loans, respectively. Management believes that the current level of the allowance is adequate to cover losses in the loan portfolio given the current economic conditions, expected net charge-offs and nonperforming asset levels.
Noninterest Income. Noninterest income totaled $1.1 million in 2008, a decrease of $3.6 million when compared to $4.7 million in 2007. Service charges, commissions and fees totaled $4.0 million and $3.8 million for the years ended December 31, 2008 and 2007, respectively. Net securities losses were $1,000 in 2008, compared to $478,000 in 2007. Other than temporary impairment charges totaling $4.6 million were taken on securities in 2008 (see Notes 5 and 19 to the Consolidated Financial Statements). Net gains on sale of loans were $210,000 in 2008 and $272,000 in 2007. Other noninterest income increased $407,000 to $1.5 million in 2008 from $1.1 million in 2007.
Noninterest Expense. Noninterest expense totaled $23.0 million in 2008 and $21.1 million in 2007. Salaries and benefits increased $1.0 million in 2008 to $10.7 million from $9.7 million in 2007. The increase in salaries resulted from the additional key management personnel including an Internal Audit manager and a chief credit officer. At December 31, 2008, 241 employees represented 224.5 full-time equivalent staff members as compared to 222 full-time equivalent staff members in 2007. Occupancy and equipment expense totaled $2.9 million in 2008 and $2.6 million in 2007. The net cost of other real estate and repossessions decreased $147,000 in 2008 to $249,000, when compared to $396,000 in 2007. Other noninterest expense totaled $9.2 million in 2008, an increase of $726,000 or 8.5% when compared to $8.5 million in 2007.
The following is a summary of the significant components of other noninterest expense:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Other noninterest expense:
Legal and professional fees	$1,496	$1,610	$1,390
Operating supplies	572	615	545
Marketing and public relations	1,131	842	823
Data processing	1,063	955	904
Travel and lodging	416	439	280
Taxes - sales and capital	571	628	582
Telephone	185	211	244
Amortization of core deposit intangibles	311	203	525
Other	3,482	2,999	2,535
Total other expense	$9,227	$8,502	$7,828

    Total noninterest expense includes expenses paid to related parties. Related parties include the Company’s executive officers, directors and certain business organizations and individuals with which such persons are associated. During the years ended 2006, 2007 and 2008, the Company paid approximately $2.0 million, $2.2 million and $2.1 million, respectively, for goods and services from related parties. See Note 14 to the Consolidated Financial Statements for additional information.
    Income Taxes.  The provision for income taxes for the years ended December 31, 2008 and 2007 was $2.6 million and $5.5 million respectively. The decreased provision for income taxes in 2008 resulted from lower income recognized during 2008 when compared to 2007, which resulted from decreases in net interest income, decreases in noninterest income and increases in noninterest expense. The Company’s effective tax rate amounted to 31.1% and 34.8% during 2008 and 2007, respectively. The difference between the effective tax rate and the statutory tax rate primarily relates to variances in items that are non-taxable or non-deductible and various tax credits.

Results of Operations for the Years Ended December 31, 2007 and 2006
    Net Income. Net income for the year ended December 31, 2007 was $10.3 million, an increase of $1.5 million or 16.6%, from $8.8 million for the year ended December 31, 2006. The increase in income was due primarily to an increase in net interest income, and a decrease in the provision for loan losses partially offset by increases in salaries and employee benefits. Net interest income increased $2.4 million in 2007 due to an increase in average balances and the net yield on interest-earning assets. $1.9 million was charged against the provision for loan losses during the year ended December 31, 2007, a decrease of $2.5 million as compared to $4.4 million for the year ended December 31, 2006. Salaries and employee benefits increased by $1.7 million in connection with the additional staff acquired from the Homestead Bank merger in 2007 and from increased support staff.
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

    The net interest income yield is calculated by dividing net interest income by average interest-earning assets and is a measure of the efficiency of the earnings from balance sheet activities. It is affected by changes in the difference between interest on interest-earning assets and interest-bearing liabilities and the percentage of interest-earning assets funded by interest-bearing liabilities (leverage). Leverage for the year ending December 31, 2007 and 2006 was 78.6% and 77.5%, respectively.
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
    In July 2007, the Company signed a Final Release and Settlement Agreement with BankInsurance, Inc., the Company’s insurance company, for a claim made by the Company under the Financial Institution Bond for suspected fraudulent mortgage loans. Under this Release and Agreement, the Company received $1.1 million. After attorney fees and expenses, the Company recorded a loan recovery totaling $723,000 in 2007.
Noninterest Income. Noninterest income totaled $4.7 million in 2007, an increase of $331,000, compared to $4.4 million in 2006. Service charges, commissions and fees totaled $3.8 million and $3.6 million for the years ended December 31, 2007 and 2006, respectively. Net securities losses were $478,000 in 2007, compared to $234,000 in 2006. As a result of increases in staff and mortgage loan volume, gains on sale of loans were $272,000 in 2007, up $201,000 when compared to $71,000 gains in 2006. Other noninterest income increased $156,000 to $1.1 million in 2007 from $926,000 in 2006 primarily from increases in bankcard fees and credit card fee income.
Noninterest Expense. Noninterest expense totaled $21.1 million in 2007 and $18.4 million in 2006. Salaries and benefits increased $1.7 million in 2007 to $9.7 million from $7.9 million in 2006. The increase in salaries was primarily related the Homestead Bank merger and to staffing several operational departments, including, credit and audit, to accommodate increased activities. At December 31, 2007, 240 employees represented 222 full-time equivalent staff members as compared to 196 full-time equivalent staff members in 2006. Occupancy and equipment expense totaled $2.6 million in 2007 and $2.3 million in 2006. The net cost of other real estate and repossessions increased $119,000 million in 2007 to $396,000 from $277,000 in 2006 due to increases in costs incurred in connection with owning, maintaining and the sale and disposition of other real estate owned. Other noninterest expense totaled $8.5 million in 2007, compared to $7.8 million in 2006, an increase of $673,000 or 8.6%. The increase in other noninterest expense was primarily attributable to increased legal and professional fees, operating supplies, data processing expenses, travel and lodging, sales tax and tax on capital expenses offset by the reduction in amortization of core deposits.
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
    We monitor interest rate risk using an interest sensitivity analysis set forth on the following table. This analysis, which we prepare monthly, reflects the maturity and repricing characteristics of assets and liabilities over various time periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at December 31, 2008 shown below reflects an asset-sensitive position with a positive cumulative gap on a one-year basis.

	Interest Sensitivity Within
	3 Months	Over 3 Months	Total	Over
	Or Less	thru 12 Months	One Year	One Year	Total
	(dollars in thousands)
Earning Assets:
Loans (including loans held for sale)	$314,433	$107,028	$421,461	$184,908	$606,369
Securities (including FHLB stock)	32,206	3,722	35,928	104,178	140,106
Federal Funds Sold	838	-	838	-	838
Other earning assets	21,501	-	21,501	-	21,501
Total earning assets	368,978	110,750	479,728	289,086	$768,814

Source of Funds:
Interest-bearing accounts:
Demand deposits	119,905	-	119,905	60,325	180,230
Savings deposits	10,339	-	10,339	31,018	41,357
Time deposits	129,780	136,231	266,011	174,519	440,530
Short-term borrowings	9,767	-	9,767	-	9,767
Long-term borrowings	-	8,355	8,355	-	8,355
Noninterest-bearing, net	-		-	88,575	88,575
Total source of funds	269,791	144,586	414,377	354,437	$768,814
Period gap	99,187	(33,836)	65,351	(65,351)
Cumulative gap	$ 99,187	$ 65,351	$ 65,351	$ -

Cumulative gap as a
percent of earning assets	12.90%	8.50%	8.50%

    Net Interest Income at Risk. Net interest income (NII) at risk measures the risk of a decline in earnings due to changes in interest rates. The table below presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in the yield curve at December 31, 2008. Shifts are measured in 100 basis point increments (+ 200 through - 200 basis points,) from base case. Base case encompasses key assumptions for asset/liability mix, loan and deposit growth, pricing, prepayment speeds, deposit decay rates, securities portfolio cash flows and reinvestment strategy and the market value of certain assets under the various interest rate scenarios. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period; the instantaneous shocks are performed against that yield curve.
Estimated Increase
Change in	(Decrease) in NII
Interest Rates	December 31, 2008
(basis points)

-200	-21.25%
-100	-11.18%
Stable	0.00%
+100	14.86%
+200	25.96%

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

Liquidity and Capital Resources
    Liquidity and Capital Resources. Liquidity refers to the ability or flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows us to have sufficient funds available to meet customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. Liquid assets include cash and due from banks, interest-earning demand deposits with banks, federal funds sold and available for sale investment securities. Including securities pledged to collateralize public fund deposits, these assets represent 22.1%, 20.3% and 19.1% of the total liquidity base at December 31, 2008, 2007 and 2006, respectively. In addition, we maintained borrowing availability with the Federal Home Loan Bank, or FHLB, approximating $63.1 million and $54.7 million at December 31, 2008 and December 31, 2007, respectively.  We also maintain federal funds lines of credit totaling $63.2 million at three other correspondent banks, of which $63.2 was available at December 31, 2008, and $59.7 million was available at December 31, 2007. Management believes there is sufficient liquidity to satisfy current operating needs.
    During the first quarter of 2009, total deposits increased to the extent that it resulted in a reduction of regulatory capital ratios. As a result, in March 2009 the Company borrowed $6.0 million on its available line of credit and injected the $6.0 into the Bank to enhance capital. The interest rate on the line of credit is a floating rate and it set at prime less 100 basis points. The Company intends to repay the debt in full by December 31, 2009. As a result of this additional debt, the Company’s interest expense will likely increase in future periods. See Note 24 to the Consolidated Financial Statements for additional information.
    Regulatory Capital Risk-based capital regulations adopted by the FDIC require banks to achieve and maintain specified ratios of capital to risk-weighted assets. Similar capital regulations apply to bank holding companies. The risk-based capital rules are designed to measure “Tier 1” capital (consisting of common equity, retained earnings and a limited amount of qualifying perpetual preferred stock and trust preferred securities, net of goodwill and other intangible assets and accumulated other comprehensive income) and total capital in relation to the credit risk of both on and off balance sheet items. Under the guidelines, one of its risk weights is applied to the different on balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk weighting. All bank holding companies and banks must maintain a minimum total capital to total risk weighted assets ratio of 8.00%, at least half of which must be in the form of core or Tier 1 capital. These guidelines also specify that bank holding companies that are experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels.
    At December 31, 2008, we satisfied the minimum regulatory capital requirements and were “well capitalized” within the meaning of federal regulatory requirements.

Off-Balance Sheet Arrangements
    We had $155.0 million, $105.0 million and $45.0 million in letters of credit issued by the Federal Home Loan Bank at December 31, 2008, 2007, and 2006, respectively, which was used as collateral for public fund deposits.

Contractual Obligations
    The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2008. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

    At of December 31, 2008, our contractual obligations were as follows:

	Payments Due by Period
	One Year	One Through	Over Three
	or Less	Three Years	Years	Total
	(in thousands)

Operating leases	$10	$21	$85	$116
Time deposits	260,298	128,203	52,029	440,530
Short-term borrowings	9,767	-	-	9,767
Long-term borrowings	8,355	-	-	8,355
Total	$278,430	$128,224	$52,114	$458,768

Impact of Inflation and Changing Prices
    The consolidated financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, the majority of the Company’s assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on the Company’s performance than does the effect of inflation. Although fluctuations in interest rates are neither completely predictable or controllable, the Company regularly monitors its interest rate position and oversees its financial risk Management by establishing policies and operating limits (see “Asset/Liability Management and Market Risk” section). Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates. Although not as critical to the banking industry as to other industries, inflationary factors may have some impact on the Company’s growth, earnings, total assets and capital levels. Management does not expect inflation to be a significant factor in 2009.

Item 7A – Quantitative and Qualitative Disclosures about Market Risk
    For discussion on this matter, see the “Asset/Liability Management and Market Risk” section of this analysis.

Report of Castaing, Hussey & Lolan, LLC
Independent Registered Accounting Firm

To the Stockholders and Board of Directors
First Guaranty Bancshares, Inc.

    We have audited the accompanying consolidated balance sheets of First Guaranty Bancshares, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Guaranty Bancshares, Inc. as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Castaing, Hussey & Lolan, LLC
Castaing, Hussey & Lolan, LLC
New Iberia, Louisiana
March 30, 2009

Item 8 - Financial Statements and Supplementary Data

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 31,	December 31,
	2008	2007
Assets
Cash and cash equivalents:
Cash and due from banks	$77,159	$22,778
Interest-earning demand deposits with banks	20	30
Federal funds sold	838	35,869
Cash and cash equivalents	78,017	58,677

Interest-earning time deposits with banks	21,481	2,188

Investment securities:
Available for sale, at fair value	114,406	105,570
Held to maturity, at cost (estimated fair value of
$24,936 and $36,206, respectively)	24,756	36,498
Investment securities	139,162	142,068

Federal Home Loan Bank stock, at cost	944	955
Loans held for sale	-	3,959

Loans, net of unearned income	606,369	575,256
Less: allowance for loan losses	6,482	6,193
Net loans	599,887	569,063

Premises and equipment, net	16,141	16,240
Goodwill	1,980	1,911
Intangible assets, net	2,078	2,383
Other real estate, net	568	373
Accrued interest receivable	4,611	5,126
Other assets	6,563	5,117
Total Assets	$871,432	$808,060

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing demand	$118,255	$120,740
Interest-bearing demand	180,230	223,142
Savings	41,357	45,044
Time	440,530	334,168
Total deposits	780,372	723,094

Short-term borrowings	9,767	10,401
Accrued interest payable	3,033	2,956
Long-term borrowings	8,355	3,093
Other liabilities	3,275	1,254
Total Liabilities	804,802	740,798

Stockholders' Equity
Common stock:
$1 par value - authorized 100,000,000 shares; issued and
outstanding 5,559,644 shares	5,560	5,560
Surplus	26,459	26,459
Retained earnings	37,769	35,578
Accumulated other comprehensive loss	(3,158)	(335)
Total Stockholders' Equity	66,630	67,262
Total Liabilities and Stockholders' Equity	$871,432	$808,060

See Notes to Consolidated Financial Statements.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except share data)

	Years Ended December 31,
	2008	2007	2006
Interest Income:
Loans (including fees)	$40,406	$46,470	$41,002
Loans held for sale	45	142	27
Deposits with other banks	224	87	95
Securities (including FHLB stock)	6,594	8,381	9,654
Federal funds sold	392	400	159
Total Interest Income	47,661	55,480	50,937

Interest Expense:
Demand deposits	2,650	6,152	5,657
Savings deposits	193	228	174
Time deposits	12,432	13,673	11,224
Borrowings	458	1,345	2,151
Total Interest Expense	15,733	21,398	19,206

Net Interest Income	31,928	34,082	31,731
Provision for loan losses	1,634	1,918	4,419
Net Interest Income after Provision for Loan Losses	30,294	32,164	27,312

Noninterest Income:
Service charges, commissions and fees	3,990	3,822	3,604
Net losses on sale of securities	(1)	(478)	(234)
Loss on securities impairment	(4,611)	-	-
Net gains on sale of loans	210	272	71
Other	1,489	1,082	926
Total Noninterest Income	1,077	4,698	4,367

Noninterest Expense:
Salaries and employee benefits	10,653	9,662	7,926
Occupancy and equipment expense	2,903	2,573	2,342
Net cost of other real estate and repossessions	249	396	277
Other	9,227	8,502	7,828
Total Noninterest Expense	23,032	21,133	18,373

Income Before Income Taxes	8,339	15,729	13,306
Provision for income taxes	2,591	5,466	4,504
Net Income	$5,748	$10,263	$8,802

Per Common Share:
Earnings	$1.03	$1.85	$1.58
Cash dividends paid	$0.64	$0.63	$0.60

Average Common Shares Outstanding	5,559,644	5,559,644	5,559,644

See Notes to Consolidated Financial Statements.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
					Accumulated
	Common	Common			Other
	Stock	Stock		Retained	Comprehensive
	$1 Par	$5 Par	Surplus	Earnings	Loss	Total

Balance December 31, 2005 as previously reported	$5,076	$2,416	$24,527	$22,622	$(718)	$53,923
Correction of an error	-	-	-	729	-	729
Balance December 31, 2005 as restated	5,076	2,416	24,527	23,351	(718)	54,652
Net income	-	-	-	8,802	-	8,802
Reclassification of $5 par value into $1 par value	484	(2,416)	1,932			0
Change in unrealized loss on
available for sale securities,
net of reclassification adjustments, and taxes	-	-	-	-	(187)	(187)
Comprehensive income						8,615
Cash dividends on common stock ($0.60 per share)	-	-	-	(3,335)	-	(3,335)
Balance December 31, 2006	5,560	-	26,459	28,818	(905)	59,932
Net income	-	-	-	10,263	-	10,263
Change in unrealized loss on
available for sale securities,
net of reclassification adjustments, and taxes	-	-	-	-	570	570
Comprehensive income						10,833
Cash dividends on common stock ($0.63 per share)	-	-	-	(3,503)	-	(3,503)
Balance December 31, 2007	5,560	-	26,459	35,578	(335)	67,262
Net income	-	-	-	5,748	-	5,748
Change in unrealized loss on
available for sale securities,
net of reclassification adjustments, and taxes	-	-	-	-	(2,823)	(2,823)
Comprehensive income						2,925
Cash dividends on common stock ($0.64 per share)	-	-	-	(3,557)	-	(3,557)
Balance December 31, 2008	$5,560	$-	$26,459	$37,769	$(3,158)	$66,630

See Notes to Consolidated Financial Statements.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2008	2007	2006
Cash Flows From Operating Activities
Net income	$5,748	$10,263	$8,802
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	1,634	1,918	4,419
Depreciation and amortization	1,451	1,238	1,438
Amortization of premium/discount on investments	(807)	(1,011)	66
Loss on call / sale of securities	1	478	234
Gain on sale of assets	(211)	(272)	(81)
Other than temporary impairment charge on securities	4,611	-	-
ORE writedowns and loss/(gain) on disposition	113	180	(365)
FHLB stock dividends	(32)	(134)	(134)
Net decrease (increase) in loans held for sale	3,959	31,090	(1,049)
Change in other assets and liabilities, net	3,090	(1,270)	(106)
Net Cash Provided By Operating Activities	19,557	42,480	13,224

Cash Flows From Investing Activities
Proceeds from maturities and calls of HTM securities	11,740	10,493	20,604
Proceeds from maturities, calls and sales of AFS securities	756,642	627,001	26,770
Funds invested in AFS securities	(773,772)	(575,534)	(31,108)
Proceeds from sale of Federal Home Loan Bank stock	1,900	4,175	1,797
Funds invested in Federal Home Loan Bank stock	(1,857)	(639)	(2,346)
Proceeds from maturities of time deposits with banks	2,923	-	-
Funds invested in time deposits with banks	(22,216)	-	-
Net increase in loans	(33,196)	(31,222)	(29,492)
Proceeds from sale of Mortgage Servicing Rights	-	583	-
Purchase of premises and equipment	(1,017)	(801)	(2,478)
Proceeds from sales of other real estate owned	443	3,103	6,909
Cash paid in excess of cash received in acquisition	(72)	(10,646)	-
Net Cash Provided By (Used In) Investing Activities	(58,482)	26,513	(9,344)

Cash Flows From Financing Activities
Net increase (decrease) in deposits	57,194	29,355	(6,615)
Net (decrease) increase in federal funds purchased and short-term borrowings	(634)	3,817	(2,397)
Proceeds from long-term borrowings	10,000	-	30,000
Repayment of long-term borrowings	(4,738)	(64,802)	(25,167)
Dividends paid	(3,557)	(3,503)	(3,335)
Net Cash Provided By (Used In) Financing Activities	58,265	(35,133)	(7,514)

Net Increase (Decrease) In Cash and Cash Equivalents	19,340	33,860	(3,634)
Cash and Cash Equivalents at the Beginning of the Period	58,677	24,817	28,451
Cash and Cash Equivalents at the End of the Period	$78,017	$58,677	$24,817

Noncash Activities:
Loans transferred to foreclosed assets	$751	$1,118	$8,538
Cash paid during the year:
Interest on deposits and borrowed funds	$15,656	$21,512	$18,241
Income taxes	$1,200	$6,015	$5,590

    See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Business and Summary of Significant Accounting Policies

Business
    First Guaranty Bancshares, Inc. (the “Company”) is a Louisiana corporation. On July 27, 2007 the Company became the parent of First Guaranty Bank. The Company owns all of the outstanding shares of common stock of First Guaranty Bank. First Guaranty Bank (the “Bank”) is a Louisiana state-chartered commercial bank that provides a diversified range of financial services to consumers and businesses in the communities in which it operates. These services include consumer and commercial lending, mortgage loan origination, the issuance of credit cards and retail banking services. The Bank has 17 banking offices and 25 automated teller machines (ATMs) in northern and southern of Louisiana.

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
    Available for sale investment securities are stated at estimated fair value, with the unrealized gains and losses determined on a specific identification basis. Such unrealized gains and losses, net of tax, are reported as a separate component of stockholders’ equity and included in other comprehensive income (loss). The Company utilizes an independent third party as its principal pricing source for determining fair value. For investment securities traded in an active market, fair values are measured on a recurring basis obtained from an independent pricing service and based on quoted market prices if available. If quoted market prices are not available, fair values are based on quoted market prices of comparable securities, broker quotes or comprehensive interest rate tables and pricing matrices. For investment securities traded in a market that is not active, fair value is determined using unobservable inputs or value drivers and is generally determined using expected cash flows and appropriate risk-adjusted discount rates. Expected cash flows are based primarily on the contractual cash flows of the instrument.
    Any security that has experienced a decline in value, which management believes is deemed other than temporary, is reduced to its estimated fair value by a charge to operations.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Realized gains and losses on security transactions are computed using the specific identification method.  Amortization of premiums and discounts is included in interest and dividend income.  Discounts and premiums related to debt securities are amortized using the effective interest rate method.  The Company did not have any derivative financial instruments as of December 31, 2008 or 2007.

Cash and cash equivalents
    For purposes of reporting cash flows, cash and cash equivalents are defined as cash, due from banks, interest-bearing demand deposits with banks and federal funds sold with maturities of three months or less.

Securities
    The Company reviews its financial position, liquidity and future plans in evaluating the criteria for classifying investment securities. At December 31, 2008, the securities portfolio contained two classifications of securities - held to maturity and available for sale. At December 31, 2008, $114.4 million were classified as available for sale and $24.8 million were classified as held to maturity.

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
    Management evaluates securities for other-than-temporary impairment at least quarterly and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer (3) the recovery of contractual principal and interest and (4) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
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

Loans
    Loans are stated at the principal amounts outstanding, net of unearned income and deferred loan fees. In addition to loans issued in the normal course of business, overdrafts on customer deposit accounts are considered to be loans and reclassified as such. At December 31, 2008 and 2007, $161,000 and $461,000, respectively, in overdrafts have been reclassified to loans. Interest income on all classifications of loans is calculated using the simple interest method on daily balances of the principal amount outstanding.
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

Goodwill and Intangible assets
    Intangible assets are comprised of goodwill and core deposit intangibles. Goodwill is accounted for in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company’s goodwill is tested for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. Adverse changes in the economic environment, declining operations, or other factors could result in a decline in the implied fair value of goodwill. If the implied fair value is less than the carrying amount, a loss would be recognized in other non-interest expense to reduce the carrying amount to implied fair value of goodwill. A goodwill impairment test includes two steps. Step one, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Step two of the goodwill impairment test compares the implied estimated fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill for that reporting unit exceeds the implied fair value of that unit’s goodwill, an impairment loss is recognized in an amount equal to that excess. The Company did not record goodwill impairment charges in 2008.
    Identifiable intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or legal rights or because the assets are capable of being sold or exchanged either on their own on in combination with related contract, asset or liability. The Company’s intangible assets primarily relate to core deposits.  These core deposit intangibles are amortized on a straight-line basis over terms ranging from seven to 15 years. Management periodically evaluates whether events or circumstances have occurred that would result in impairment of value.

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

Income taxes
    The Company and all subsidiaries file a consolidated federal income tax return on a calendar year basis. In lieu of Louisiana state income tax, the Bank is subject to the Louisiana bank shares tax, which is included in noninterest expense in the Company’s consolidated financial statements. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations for years before 2005.
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

Comprehensive income
    Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items along with net income, are components of comprehensive income. The components of other comprehensive income and related tax effects are presented in the Statements of Changes in Stockholders’ Equity and Note 17 of the Consolidated Notes to the Financial Statements.

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

Recent Accounting Pronouncements
    In January 2009, the FASB Staff Position (FSP) EITF Issue 99-20-1 amends the impairment guidance in EITF Issue No.99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The FSP shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. EITF Issue 99-20-1 resulted in a material impact on the Company’s financial condition or results of operations for 2008 (see Notes 5 and 19 to the Consolidated Financial Statem
    In November 2008, the SEC issued a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its operating results and financial condition, and will continue to monitor the development of the potential implementation of IFRS.
ents).
    In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset in a Market That is Not Active, which clarifies the application of Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements, in an inactive market. Application issues clarified include: how management’s internal assumptions should be considered when measuring fair value when relevant observable data do not exist; how observable market information in a market that is not active should be considered when measuring fair value; and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. FSP 157-3 is effective immediately and resulted in a material impact on the Company’s financial condition or results of operations for 2008 (see Notes 5 and 19 to the Consolidated Financial Statements).

    In September 2008, the FASB issued EITF No 08-6, Equity Method Investment Accounting Considerations, which clarifies how the initial carrying value of an equity method investment should be determined; how the difference between the investor’s carrying value and the investor’s share of the underlying equity of the investee should be allocated to the underlying assets and liabilities of the investee; how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed; how an equity method investee’s issuance of shares should be accounted for; and how to account for a change in an investment from the equity method to the cost method. The Company will adopt the provisions of EITF No. 08-6 in the first quarter of 2009, as required, and the impact on the Company’s financial condition or results of operations is dependent on the extent of future business combinations.
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

Reclassifications
    Certain reclassifications have been made to prior year financial statements in order to conform to the classification adopted for reporting in 2008.

Note 2.  Merger and Acquisition Activity
    On July 30, 2007, the Company acquired all of the outstanding stock of Homestead Bancorp, Inc., the holding company for Homestead Bank located in Ponchatoula, Louisiana, for approximately $12.1 million in cash. Homestead Bank and First Guaranty Bank were also merged on July 30, 2007. This transaction was recorded using the purchase accounting method. The Company received the following:

(in thousands)
Cash and cash equivalents	$1,422
Securities	45,000
Loans, net (including loans held for sale)	74,357
Premises and equipment, net	2,685
Goodwill	1,981
Core deposit and other intangibles	2,836
Other assets	1,382
Deposits	(67,503)
Borrowings	(49,911)
Other liabilities	(109)
Total purchase price	$12,140

    The acquisition resulted in $4.8 million of intangible assets which includes $2.0 million of goodwill, $2.1 million of core deposit intangibles and $729,000 in mortgage servicing rights. The goodwill acquired is not tax deductible. The core deposit intangible is being amortized over the estimated useful life of 11.4 years using the straight line method.
    The results of operations of the acquired company subsequent to the acquisition date are included in the Company’s consolidated statements of income.
    The merger increased the branch franchise and extended the Company’s presence to Walker, Louisiana.
    The Company borrowed $12.1 million to acquire Homestead Bancorp, Inc. and Homestead Bank. The Company repaid the debt with cash received from the sale of Homestead Bank securities. The Company sold $46.4 million of securities owned by Homestead Bank, which was comprised of $40.6 million in mortgage-backed securities and $5.8 million in mutual funds. In addition, $46.9 million in Homestead Bank short- and long-term FHLB advances matured or were prepaid by the Company in 2007.

Note 3.  Correction of an Error
    During 2008, the Company discovered an error related to the calculation of deferred tax assets. As a result, a $91,000 adjustment was recorded in current year income. The portion of the error attributable to years prior to December 31, 2005 was recorded as an increase to retained earnings at December 31, 2005 of $729,000. The adjustment is reflected in other assets and in retained earnings. There were no adjustments to income as previously reported for the years ended December 31, 2007 and 2006.

Note 4. Cash and Due from Banks
    Certain reserves are required to be maintained at the Federal Reserve Bank. The requirement as of December 31, 2008 and 2007 was $14.1 million and $750,000, respectively. The Company has accounts at various correspondent banks, excluding the Federal Reserve Bank, which exceed the FDIC insured limit of $250,000 by $11.8 million at December 31, 2008.  This balance includes $9.7 million at JPMorgan Chase, the correspondent bank which is used to clear cash letters.

Note 5.  Securities
    A summary comparison of securities by type at December 31, 2008 and 2007 is shown below.

	December 31, 2008				December 31, 2007
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(in thousands)
Available-for-sale:
U.S. Government Agencies	$58,389	$132	$-	$58,521	$92,962	$26	$(25)	$92,963
Mortgage-backed obligations	1,701	82	(5)	1,778	2,016	43	(23)	2,036
Asset-backed securities	532	-	(439)	93	1,340	-	(95)	1,245
Corporate debt securities	57,773	644	(5,077)	53,340	5,954	50	(214)	5,790
Mutual funds or other equity securities	795	26	(147)	674	3,805	22	(291)	3,536
Total securities	$119,190	$884	$(5,668)	$114,406	$106,077	$141	$(648)	$105,570

Held-to-maturity:
U.S. Government Agencies	$22,680	$160	$-	$22,840	$33,984	$24	$(281)	$33,727
Mortgage-backed obligations	2,076	21	(1)	2,096	2,514	-	(35)	2,479
Total securities	$24,756	$181	$(1)	$24,936	$36,498	$24	$(316)	$36,206

    The scheduled maturities of securities at December 31, 2008, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2008
	Amortized	Fair
	Cost	Value
	(in thousands)
Available For Sale:
Due in one year or less	$35,013	$34,984
Due after one year through five years	32,307	31,141
Due after five years through 10 years	19,441	17,202
Over 10 years	32,429	31,079
Total	$119,190	$114,406

Held to Maturity:
Due in one year or less	$-	$-
Due after one year through five years	1,261	1,278
Due after five years through 10 years	7,124	7,265
Over 10 years	16,371	16,393
Total	$24,756	$24,936

    At December 31, 2008 and 2007, approximately $85.4 million and $131.6 million, respectively, in securities were pledged to secure public fund deposits, and for other purposes required or permitted by law. Gross realized gains were $4,000, $0 and $0 for the years ended December 31, 2008, 2007 and 2006, respectively. Gross realized losses were $5,000, $478,000 and $234,000 for the years ended December 31, 2008, 2007 and 2006. The tax (benefit) provision applicable to these realized net (losses)/gains amounted to $0, $(163,000), and $(80,000), respectively. Proceeds from sales of securities classified as available for sale amounted to $0.2 million, $65.2 million and $6.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

    The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at December 31, 2008.

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in thousands)
Available for sale:
U.S. Government Agencies
Mortgage-backed obligations	$-	$-	$456	$5	$456	$5
Asset-backed securities	-	-	93	439	93	439
Corporate debt securities	29,330	4,559	1,415	518	30,745	5,077
Mutual funds or other equity securites	15	1	604	146	619	147
Total securities	$29,345	$4,560	$2,568	$1,108	$31,913	$5,668

Held to maturity:
U.S. Treasury and U.S.
Government Agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed obligations	-	-	719	1	719	1
Total securities	$-	$-	$719	$1	$719	$1

    At December 31, 2008 156 debt securities and four equity securities have unrealized losses of $5,669,000 or 15.1% of amortized cost. The gross unrealized losses in the portfolio resulted from increases in market interest rates, illiquidity in the market and declines in net income and other financial indicators caused by the national economy and not from deterioration in the creditworthiness of the issuer. The Company believes that it will collect all amounts contractually due and has the intent and the ability to hold these securities until the fair value is at least equal to the carrying value. The Company had 136 debt securities and two equity securities that had gross unrealized losses for less than 12 months. Two mortgage-backed securities, one fixed rate and one floating rate, one classified as held to maturity and one classified as available for sale, have also been in a continuous unrealized loss position for twelve months or longer. Also, four corporate debt securities, nine floating rate preferred securities, one floating rate preferred stock, five asset-backed securities, and one mutual fund, all classified as available for sale, have been in a continuous unrealized loss position for twelve months or longer. These securities with unrealized losses resulted from increases in interest rates and illiquidity in the market and not from deterioration in the creditworthiness of the issuer.
    Irrespective of the classification, accounting and reporting treatment as AFS or HTM securities, if any decline in the market value of a security is deemed to be other than temporary, then the security’s carrying value shall be written down to fair value and the amount of the write down reflected in earnings. Management evaluates securities for other-than-temporary impairment at least quarterly and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) the recovery of contractual principal and interest and (iv) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, Management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and industry reports.
    The amount of investment securities issued by government agencies, mortgage-backed and asset-backed securities with unrealized losses and the amount of unrealized losses on those investment securities are primarily the result of market interest rates and illiquidity in the market. The company has the ability and intent to hold these securities until recovery, which may be until maturity.
    The corporate debt securities consist primarily of corporate bonds issued by financial institutions, insurance and real estate companies. Also included in corporate debt securities are trust preferred capital securities, many issued by national and global financial services firms. The market values of corporate bonds have declined over the last several months due to larger credit spreads on financial sector debt as well as the real estate markets. The Company believes that the each of the issuers will be able to fulfill the obligations of these securities. The Company has the ability and intent to hold these securities until they recover, which could be at their maturity dates.
    Other than the corporate debt securities, the Company attributes the unrealized losses mainly to increases in market interest rates over the yield available at the time the underlying securities were purchased and does not expect to incur a loss unless the securities are sold prior to maturity. Corporate debt securities consists primarily of corporate bonds issued by financial institutions, insurance and real estate companies. Also included in corporate debt securities are trust preferred capital securities, many issued by national and global financial services firms.

    Overall market declines, particularly that of banking and financial institutions, as well as the real estate market, are a result of significant stress throughout the regional and national economy. Securities with unrealized losses, in which the Company has not already taken an OTTI charge, are currently performing according to their contractual terms. Management has the intent and ability to hold these securities for the foreseeable future. The fair value is expected to recover as the securities approach their maturity or repricing date or if market yields for such investments decline. As a result of uncertainties in the market place affecting companies in the financial services industry, it is at least reasonably possible that a change in the estimate will occur in the near term. The Company believes that the securities with unrealized losses reflect impairment that is temporary and that there are currently no securities with other than temporary impairment.
    During 2008 the Company recorded an impairment writedown totaling $4,611,000. The impairment writedown consisted of three preferred stocks of Fannie Mae and Freddie Mac totaling $3,046,000, on a cost basis, which had unrealized losses of $1,991,000 and $1,010,000, respectively, debt securities totaling $727,000 and $240,000 issued by Lehman Brothers and Washington Mutual which had unrealized losses of $634,000 and $239,000, respectively.  The Company also recorded an impairment writedown on $510,000 and $739,000 in asset backed securities issued by TRAPEZA and ALESCO (CDOs) which had unrealized losses of $344,000 and $409,000, respectively.
    At December 31, 2008, the Company’s exposure to two investment security issuers exceeded 10% of stockholders’ equity as follows:

	Amortized	Fair
	Cost	Value
	(in thousands)

Federal Home Loan Bank (FHLB)	$23,339	$23,456
Federal National Mortgage Association (Fannie Mae)	56,217	56,412
Total	$79,556	$79,868

Note 6.  Loans and Allowance for Loan Losses
    The following table summarizes the components of the Company's loan portfolio as of December 31, 2008 and 2007:

	December 31,
	2008		2007
		As % of		As % of
	Balance	Category	Balance	Category
	(dollars in thousands)
Real estate
Construction & land development	$92,029	15.2%	$98,127	17.0%
Farmland	16,403	2.7%	23,065	4.0%
1-4 Family	79,285	13.1%	84,640	14.7%
Multifamily	15,707	2.6%	13,061	2.3%
Non-farm non-residential	261,744	43.0%	236,474	41.1%
Total real estate	465,168	76.6%	455,367	79.1%

Agricultural	18,536	3.0%	16,816	2.9%
Commercial and industrial	105,555	17.4%	81,073	14.1%
Consumer and other	17,926	3.0%	22,517	3.9%
Total loans before unearned income	607,185	100.0%	575,773	100.0%
Less: unearned income	(816)		(517)
Total loans after unearned income	$606,369		$575,256

    The following table summarizes fixed and floating rate loans by maturity and repricing frequencies as of December 31, 2008:

	December 31, 2008
	Fixed	Floating	Total
	(in thousands)

One year or less	$134,750	$244,498	$379,248
One to five years	123,903	43,027	166,930
Five to 15 years	34,478	164	34,642
Over 15 years	16,420	-	16,420
Subtotal	309,551	287,689	597,240
Nonaccrual loans			9,129
Total loans after unearned income	$309,551	$287,689	$606,369

    Changes in the allowance for loan losses are as follows:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)

Balance, beginning of year	$6,193	$6,675	$7,597
Additional provision from acquisition	-	325	-
Provision charged to expense	1,634	1,918	4,419
Loans charged off	(1,613)	(3,885)	(5,888)
Recoveries	268	1,160	547
Balance, end of year	$6,482	$6,193	$6,675

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
    As of December 31, 2008, 2007 and 2006, the Company had loans totaling $9.1 million, $10.3 million and $10.4 million, respectively, on which the accrual of interest had been discontinued. As of December 31, 2008, 2007 and 2006, the Company had loans past due 90 days or more and still accruing interest totaling $205,000, $547,000 and $334,000, respectively.
    The average amount of non-accrual loans in 2008 was $9.9 million compared to $10.3 million in 2007. Had these loans performed in accordance with their original terms, the Company's interest income would have been increased by approximately $0.5 million and $0.6 million for the years ended December 31, 2008 and 2007, respectively. Impaired loans at December 31, 2008 and 2007, including non-accrual loans, amounted to $11.4 million and $10.1 million, respectively. The portion of the allowance for loan losses allocated to all impaired loans amounted to $1.4 million and $0.9 million at December 31, 2008 and 2007, respectively. As of December 31, 2008, the Company has no outstanding commitments to advance additional funds in connection with impaired loans.

    The following is a summary of information pertaining to impaired loans as of December 31:

	2008	2007
	(in thousands)

Impaired loans without a valuation allowance	$ 6,084	$ 2,559
Impaired loans with a valuation allowance	5,267	7,523
Total impaired loans	$11,351	$10,082

Valuation allowance related to impaired loans	$1,353	$879
Total nonaccrual loans	$9,129	$10,288
Total loans past due ninety days and still accruing	$205	$547

	2008	2007	2006
	(in thousands)

Average investment in impaired loans	$9,027	$7,571	$17,128
Interest income recognized on impaired loans	$1,049	$764	$1,946
Interest income recognized on a cash basis on impaired loans	$283	$182	$1,636

Note 7.  Premises and Equipment
    The major categories comprising premises and equipment at December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
	(in thousands)

Land	$4,693	$4,301
Bank premises	15,333	15,135
Furniture and equipment	13,763	13,431
Acquired value	33,789	32,867
Less: accumulated depreciation	17,648	16,627
Net book value	$16,141	$16,240

    Depreciation expense amounted to approximately $1.0 million, $0.9 million and $0.8 million for 2008, 2007 and 2006, respectively.

Note 8.  Goodwill and Other Intangible Assets
    The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with the provision of SFAS No. 142. Other intangible assets continue to be amortized over their useful lives. Goodwill for the year ended December 31, 2008 was $2.0 million and was acquired in the Homestead acquisition in 2007. No impairment charges were recognized during 2008.
    Mortgage servicing rights totaled $29,000 at December 31, 2008 and $24,000 at December 31, 2007.
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

	December 31,
	2008			2007
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in thousands)

Core deposit intangibles	$7,997	$5,948	$2,049	$7,997	$5,638	$2,359
Mortgage servicing rights	32	3	29	24	-	24
Total	$8,029	$5,951	$2,078	$8,021	$5,638	$2,383

    Amortization expense relating to purchase accounting intangibles totaled $311,000, $203,000, and $525,000 for the year ended December 31, 2008, 2007, and 2006, respectively. The weighted average amortization period of these assets is 9.3 years. Estimated future amortization expense is as follows:

For the Years Ended December 31,	Estimated Amortization Expense
(in thousands)
2009	$292
2010	218
2011	218
2012	216
2013	185

    These estimates do not assume the addition of any new intangible assets that may be acquired in the future nor any write-downs resulting from impairment.

Note 9.  Deposits
    The aggregate amount of jumbo time deposits, each with a minimum denomination of $100,000, was approximately $247.8 million and $167.3 million at December 31, 2008 and 2007, respectively.
    At December 31, 2008, the scheduled maturities of time deposits are as follows:

December 31, 2008
(in thousands)

Due in one year or less	$260,299
Due after one year through three years	128,202
Due after three years	52,029
Total	$440,530

    The table above includes brokered deposits totaling $13.0 million in reciprocal time deposits acquired from the Certificate of Deposit Account Registry Service (CDARS). At December 31, 2007, the Company did not have any brokered deposits.

Note 10.  Borrowings
    Short-term borrowings are summarized as follows:

	December 31,
	2008	2007
	(in thousands)
Securities sold under agreements to repurchase	$9,767	$10,401
Total short-term borrowings	$9,767	$10,401

    Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature daily. Interest rates on repurchase agreements are set by Management and are generally based on the 91-day Treasury bill rate. Repurchase agreement deposits are fully collateralized and monitored daily.
    The Company’s available lines of credit with correspondent banks, including the Federal Home Loan Bank, totaled $140.4 million at December 31, 2008 and $129.4 million at December 31, 2007.
    At December 31, 2008 the Company had $130.6 million in blanket lien availability (primarily secured by commercial real estate loans) and $95.0 million in custody status availability (primarily secured by commercial real estate loans and 1-4 family mortgage loans). Total gross availability was $225.6 million at December 31, 2008 but was reduced by its outstanding long-term advance totaling $8.4 million and letters of credit totaling $155.0 million. Net availability with the FHLB at December 31, 2008 was $62.2 million.
    In April 2007, the FHLB reinstated blanket lien status. Management chose to retain some of its loans at the FHLB in custody status enabling higher credit availability. At December 31, 2007, the Company had $87.1 million in blanket lien availability and $72.8 million in custody status availability. Total gross availability was $159.9 million at December 31, 2007, but was reduced by its outstanding letters of credit totaling $105.0 million. Net availability with the FHLB at December 31, 2007 was $54.9 million.

    With the exception of the FHLB, no other lines were outstanding with any other correspondent bank at December 31, 2008 or December 31, 2007.
    The following schedule provides certain information about the Company’s short-term borrowings during 2008 and 2007:

	December 31,
	2008	2007	2006
	(dollars in thousands)

Outstanding at year end	$9,767	$10,401	$6,584
Maximum month-end outstanding	41,321	45,766	37,353
Average daily outstanding	11,379	16,655	23,731
Weighted average rate during the year	2.16%	5.18%	5.19%
Average rate at year end	0.19%	3.50%	4.41%

    At December 31, 2008, one long-term advance was outstanding at the FHLB totaling $8.4 million with a rate of 3.14% and a maturity date of October 1, 2009.
    At December 31, 2008, letters of credit issued by the FHLB totaling $155.0 million were outstanding and carried as off-balance sheet items, all of which expire in 2009. At December 31, 2007, the Company had $105.0 million in letters of credit issued by the FHLB which all expired in 2008 and were carried as off-balance sheet items. The letters of credit are solely used for pledging towards public fund deposits. See Note 18 to the Consolidated Financial Statements for additional information.
    In 2007, the Company assumed $3.1 million in subordinated debentures in the Homestead Bank acquisition. The debentures were issued in 2003 by the Homestead Bancorp Trust I, a statutory trust. The interest rate on the debentures was LIBOR plus 300bp and reset quarterly. The securities had a term of 30 years, callable after 5 years, with interest payments due on a quarterly basis.
    In July 2008, the Company requested regulatory approval for the redemption of the junior subordinated debentures. As a condition of the approval of the redemption, the Federal Reserve Bank of Atlanta requested, until further notice, that the Company obtain prior written approval before incurring any indebtedness, declaring or paying any corporate dividends or redeeming any corporate stock. Also, the Louisiana Office of Financial Institutions requested that the Bank obtain prior approval before paying any dividends until compliant with LSA-R.S. 6:263(C). On August 8, 2008, the $3.1 million in junior subordinated debentures were redeemed.

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
    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2008 and 2007, that the Company and the Bank met all capital adequacy requirements to which they were subject.
    As of December 31, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that Management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2008 and 2007 are presented in the following table:

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2008
Total risk-based capital:
First Guaranty Bancshares, Inc.	$72,157	10.26%	$56,242	8.00%	N/A	N/A
First Guaranty Bank	71,584	10.19%	56,190	8.00%	70,237	10.00%
Tier 1 capital:
First Guaranty Bancshares, Inc.	65,675	9.34%	28,121	4.00%	N/A	N/A
First Guaranty Bank	65,093	9.27%	28,095	4.00%	42,142	6.00%
Tier 1 leverage capital:
First Guaranty Bancshares, Inc.	65,675	8.01%	32,783	4.00%	N/A	N/A
First Guaranty Bank	65,093	7.95%	32,754	4.00%	40,942	5.00%

December 31, 2007
Total risk-based capital:
First Guaranty Bancshares, Inc.	$71,556	11.09%	$51,600	8.00%	N/A	N/A
First Guaranty Bank	71,006	11.02%	51,558	8.00%	64,447	10.00%
Tier 1 capital:
First Guaranty Bancshares, Inc.	65,364	10.13%	25,800	4.00%	N/A	N/A
First Guaranty Bank	64,813	10.06%	25,779	4.00%	38,668	6.00%
Tier 1 leverage capital:
First Guaranty Bancshares, Inc.	65,364	7.38%	35,414	4.00%	N/A	N/A
First Guaranty Bank	64,813	8.22%	31,556	4.00%	39,444	5.00%

Note 13.  Dividend Restrictions
    The Federal Reserve Bank has stated that generally, a bank holding company, should not maintain a rate of distributions to shareholders unless its available net income has been sufficient to fully fund the distributions, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. As a Louisiana corporation, the Company is restricted under the Louisiana corporate law from paying dividends under certain conditions. The Company is currently required to obtain prior written approval from the FRB before declaring or paying any corporate dividend.
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
    The Bank is restricted under applicable laws in the payment of dividends to an amount equal to current year earnings plus undistributed earnings for the immediately preceding year, unless prior permission is received from the Commissioner of Financial Institutions for the State of Louisiana. Dividends payable by the Bank in 2009 without permission will be limited to 2009 earnings.
    Accordingly, at January 1, 2009, $66,060,000 of the Company’s equity in the net assets of the Bank was restricted. Funds available for loans or advances by the Bank to the Company amounted to $7,158,000. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

Note 14.  Related Party Transactions
    In the normal course of business, the Company has loans, deposits and other transactions with its executive officers, directors and certain business organizations and individuals with which such persons are associated. An analysis of the activity of loans made to such borrowers during the year ended December 31, 2008 follows:

	December 31,
	2008	2007
	(in thousands)

Balance, beginning of year	$19,120	$19,989
New loans	18,947	12,850
Repayments	(15,610)	(13,719)
Balance, end of year	$22,457	$19,120

    Unfunded commitments to the Company’s directors and executive officers totaled $12.4 million and $16.9 million at December 31, 2008 and 2007, respectively. During 2008, there were no participations in loans purchased from affiliated financial institutions. At December 31, 2007 there were $0.8 million in participations in loans purchased from affiliated financial institutions included in the Company’s loan portfolio. Participations sold to affiliated financial institutions totaled $10.4 million and $10.3 million at December 31, 2008 and 2007, respectively.
    During the years ended 2008, 2007 and 2006, the Company paid approximately $504,000, $715,000 and $633,000, respectively, for printing services and supplies and office furniture and equipment to Champion Graphic Communications (or subsidiary companies of Champion Industries, Inc.), of which Mr. Marshall T. Reynolds, the Chairman of the Company’s Board of Directors, is President, Chief Executive Officer, Chairman of the Board of Directors and holder of 41.8% of the capital stock as of January 16, 2009; approximately $1.3 million, $1.1 million and $0.9 million, respectively, to participate in the Champion Industries, Inc. employee medical benefit plan; and approximately $183,000, $245,000 and $134,000, respectively, to Sabre Transportation, Inc. for travel expenses of the Chairman and other directors. These expenses include, but are not limited to, the utilization of an aircraft, fuel, air crew, ramp fees and other expenses attendant to the Company’s use. The Harrah and Reynolds Corporation, of which Mr. Reynolds is President and Chief Executive Officer and sole shareholder, has controlling interest in Sabre Transportation, Inc.
    During the years ended 2008, 2007 and 2006, the Company engaged the services of Cashe, Lewis, Coudrain and Sandage, attorneys-at-law, of which Mr. Alton Lewis, a director of the Company, is a partner, to represent the Company with certain legal matters. Mr. Lewis has a 25% ownership interest in the law firm. The fees paid for these legal services totaled $162,000, $178,000 and $291,000 for the years ended 2008, 2007 and 2006, respectively.

Note 15.  Employee Benefit Plans
    The Company has an employee savings plan to which employees, who meet certain service requirements, may defer one to 20 percent of their base salaries, six percent of which may be matched up to 100%, at its sole discretion. Contributions to the savings plan were $64,000, $115,000 and $101,000 in 2008, 2007 and 2006, respectively.
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
    Voluntary contributions of $100,000 to the ESOP were made in 2008, 2007, and 2006 for the purchase of shares from third parties at market value. At December 31, 2008, the ESOP had acquired 3,703 shares of $1 par value common stock at a cost of $93,000 for the 2008 contribution and had distributions of 174 shares bringing the total shares allocated to 21,882 shares.
    In 2007, the ESOP acquired 3,843 shares of $1 par value common stock for a cost of $90,000. In 2006, the ESOP acquired 3,820 shares of $1 par value common stock for a cost of $89,000. An analysis of ESOP shares allocated is presented below:

	2008	2007	2006

Shares allocated, beginning of year	18,353	14,510	10,690
Shares allocated, during the year	3,703	3,843	3,820
Shares distributed, during the year	(174)	-	-
Allocated shares held by ESOP, end of year	21,882	18,353	14,510

Note 16.  Income Taxes
    The following is a summary of the provision for income taxes included in the Statements of Income:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)

Current	$5,423	$4,632	$4,046
Deferred	(2,727)	213	617
Tax credits	(105)	(81)	(135)
Tax benefits attributable to items charged to goodwill	-	726	-
Benefit of operating loss carryforward	-	(24)	(24)
Total	$2,591	$5,466	$4,504

    The difference between income taxes computed by applying the statutory federal income tax rate and the provision for income taxes in the financial statements is reconciled as follows:

	Years Ended December 31,
	2008	2007	2006
	(dollars in thousands)

Statutory tax rate	34.3%	34.2%	34.2%
Federal income taxes at statutory rate	$2,860	$5,379	$4,551
Tax credits	(105)	(81)	(135)
Other	(164)	168	88
Total	$2,591	$5,466	$4,504

    Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities, and available tax credit carryforwards. Temporary differences between the financial statement and tax values of assets and liabilities give rise to deferred tax assets (liabilities). The significant components of deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows:

	Years Ended December 31,
	2008	2007
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$2,204	$2,023
Other real estate owned	45	85
Impairment writedown on securities	1,568	-
Unrealized loss on available for sale securities	1,627	172
Other	96	84
Gross deferred tax assets	$5,540	$2,364

Deferred tax liabilities:
Depreciation and amortization	(1,018)	(1,095)
Other	(308)	(695)
Gross deferred tax liabilities	(1,326)	(1,790)
Net deferred tax assets	$4,214	$574

    As of December 31, 2008 and 2007, there were no net operating loss carry forwards for income tax purposes.

    On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The company does not believe it has any unrecognized tax benefits included in its consolidated financial statements. The Company has not had any settlements in the current period with taxing authorities, nor has it recognized tax benefits as a result of a lapse of the applicable statue of limitations.
    The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if applicable, in noninterest expense. During the years ended December 31, 2008, 2007, and 2006, the Company did not recognize any interest or penalties in its consolidated financial statements, nor has it recorded an accrued liability for interest or penalty payments.

 Note 17.  Comprehensive Income
    The following is a summary of the components of other comprehensive income as presented in the Statements of Changes in Stockholders’ Equity:

	December 31,
	2008	2007	2006
	(in thousands)

Unrealized gain (loss) on available for sale securities, net	$(8,889)	$387	$(517)
Reclassification adjustments for net losses, realized net income	4,612	478	234
Other comprehensive income (loss)	(4,277)	865	(283)
Income tax (provision) benefit related to other comprehensive income	1,454	(295)	96
Other comprehensive income (loss), net of income taxes	$(2,823)	$570	$(187)

Note 18.  Off-Balance Sheet Items
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
    There were no losses incurred on any commitments in 2008 or 2007.
    A summary of the notional amounts of the financial instruments with off-balance sheet risk at December 31, 2008 and 2007 follows:

	December 31,
	2008	2007
	(in thousands)
Financial instruments whose contract
amounts represent credit risk:
Commitments to extend credit	$90,938	$92,342
Standby letters of credit	7,647	6,035

Note 19.  Fair Value Measurements
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

    The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Fair Value Measurements at
December 31, 2008, Using
Quoted
Prices In
Active
		Markets	Significant
	Assets/Liabilities	For	Other	Significant
	Measured at Fair	Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	December 31, 2008	(Level 1)	(Level 2)	(Level 3)

Securities available for sale	$ 114,406	$ 32,898	$ 81,508	$ -

    Securities Available for Sale.  Securities classified as available for sale are reported at fair value utilizing Level 1, Level 2 and Level 3 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, market yield curves, prepayment speeds, credit information and the instrument’s contractual terms and conditions, among other things. Cash flow valuations were done on these securities to facilitate in the calculation of the other than temporary impairment charge taken on those securities in 2008 (see Note 5 to the Consolidated Financial Statements).
    Impaired Loans.  Certain financial assets such as impaired loans are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The fair value of impaired loans was $11.4 million at December 31, 2008. The fair value of impaired loans is measured by either the obtainable market price (Level 1), the fair value of the collateral as determined by appraisals or independent valuation (Level 2), or the present value of expected future cash flows discounted at the effective interest rate of the loan (Level 3).
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

Note 20.  Financial Instruments
    Fair value estimates are generally subjective in nature and are dependent upon a number of significant assumptions associated with each instrument or group of similar instruments, including estimates of discount rates, risks associated with specific financial instruments, estimates of future cash flows and relevant available market information. Fair value information is intended to represent an estimate of an amount at which a financial instrument could be exchanged in a current transaction between a willing buyer and seller engaging in an exchange transaction. However, since there are no established trading markets for a significant portion of the Company’s financial instruments, the Company may not be able to immediately settle financial instruments; as such, the fair values are not necessarily indicative of the amounts that could be realized through immediate settlement. In addition, the majority of the financial instruments, such as loans and deposits, are held to maturity and are realized or paid according to the contractual agreement with the customer.

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
Interest-bearing time deposits with banks. Time deposits are purchased from other financial institutions for investment purposes. Time deposits with banks do not have a balance greater than $250,000. Interest earned is paid monthly and not reinvested as principal. The carrying amount of interest-bearing time deposits with banks approximates its fair value.
Investment Securities. Fair values are principally based on quoted market prices. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments or the use of discounted cash flow analyses.
Loans Held for Sale. Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.
Loans, net. Market values are computed present values using net present value formulas. The present value is the sum of the present value of all projected cash flows on a item at a specified discount rate. The discount rate is set as an appropriate rate index, plus or minus an appropriate spread.
Accrued interest receivable. The carrying amount of accrued interest receivable approximates its fair value.
Deposits. Market values are actually computed present values using net present value formulas. The present value is the sum of the present value of all projected cash flows on an item at a specified discount rate. The discount rate is set as an appropriate rate index, plus or minus an appropriate spread.
Accrued interest payable. The carrying amount of accrued interest payable approximates its fair value.
Borrowings. The carrying amount of federal funds purchased and other short-term borrowings approximate their fair values. The fair value of the Company’s long-term borrowings is actually computed present values using net present value formulas. The present value is the sum of the present value of all projected cash flows on a item at a specified discount rate. The discount rate is set as an appropriate rate index, plus or minus an appropriate spread.
Other unrecognized financial instruments. The fair value of commitments to extend credit is estimated using the fees charged to enter into similar legally binding agreements, taking into account the remaining terms of the agreements and customers' credit ratings. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit are based on fees charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2008 and 2007 the fair value of guarantees under commercial and standby letters of credit was immaterial.

    The estimated fair values and carrying values of the financial instruments at December 31, 2008 and 2007 are presented in the following table:

	December 31,
	2008		2007
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(in thousands)
Assets
Cash and cash equivalents	$78,017	$78,017	$58,677	$58,677
Interest-bearing time deposits with banks	21,481	21,578	2,188	2,188
Securities, available for sale	114,406	114,406	105,570	105,570
Securities, held to maturity	24,756	24,936	36,498	36,206
Federal Home Loan Bank stock	944	944	955	955
Loans held for sale	-	-	3,959	3,959
Loans, net	599,887	606,486	569,063	566,616
Accrued interest receivable	4,611	4,611	5,126	5,126

Liabilities
Deposits	$780,372	$786,928	$723,094	$720,744
Borrowings	18,122	18,224	13,494	13,491
Accrued interest payable	3,033	3,033	2,956	2,956

    There is no material difference between the contract amount and the estimated fair value of off-balance sheet items that are primarily comprised of short-term unfunded loan commitments that are generally priced at market.

Note 21.  Concentrations of Credit and Other Risks
    Personal, commercial and residential loans are granted to customers, most of who reside in northern and southern areas of Louisiana. Although we have a diversified loan portfolio, significant portions of the loans are collateralized by real estate located in Tangipahoa Parish and surrounding parishes in southeast Louisiana. Declines in the Louisiana economy could result in lower real estate values which could, under certain circumstances, result in losses to the Company.
    The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers. Generally, credit is not extended in excess of $8.0 million to any single borrower or group of related borrowers.
    A significant portion of the Company’s deposits (approximately 28.9%) is derived from local governmental agencies. These governmental depositing authorities are generally long-term customers. A number of the depositing authorities are under contractual obligation to maintain their operating funds exclusively with us. In most cases, the Company is required to pledge securities or letters of credit issued by the Federal Home Loan Bank to the depositing authorities to collateralize their deposits. Under certain circumstances, the withdrawal of all of, or a significant portion of, the deposits of one or more of the depositing authorities may result in a temporary reduction in liquidity, depending primarily on the maturities and/or classifications of the securities pledged against such deposits and the ability to replace such deposits with either new deposits or other borrowings.

Note 22.  Litigation
    The Company is subject to various legal proceedings in the normal course of its business. It is Management’s belief that the ultimate resolution of such claims will not have a material adverse effect on the Company’s financial position or results of operations.

Note 23.  Commitments and Contingencies
    In the ordinary course of business, various outstanding commitments and contingent liabilities arise that are not reflected in the accompanying financial statements. Included among these contingent liabilities are certain provisions in agreements, entered into with outside third parties, to sell loans that may require the Company to repurchase if it becomes delinquent within a specified period of time.

Note 24. Subsequent Event
    During the first quarter of 2009, total deposits have increased to the extent that it resulted in a reduction of regulatory capital ratios. As a result, in March 2009 the Company borrowed $6.0 million on its available line of credit and injected the $6.0 million into the Bank to enhance capital. The interest rate on the line of credit is a floating rate and it set at prime less 100 basis points. The debt is secured by 100% of the Bank’s common stock. The Company intends to repay the debt in full by December 31, 2009. As a result of this additional debt, the Company’s interest expense will likely increase in future periods.

Note 25.  Condensed Parent Company Information
    The following condensed financial information reflects the accounts and transactions of First Guaranty Bancshares, Inc. (parent company only) for the dates indicated:

First Guaranty Bancshares, Inc.
Condensed Balance Sheet
(in thousands)

	December 31,	December 31,
Assets	2008	2007
Cash	$93	$49
Investment in bank subsidiary	66,060	69,008
Other assets	662	623
Total Assets	$66,815	$69,680

Liabilities and Stockholders' Equity
Junior subordinated debentures	-	3,093
Other liabilities	185	54
Stockholders' Equity	66,630	66,533
Total Liabilities and Stockholders' Equity	$66,815	$69,680

First Guaranty Bancshares, Inc.
Condensed Statement of Income
(in thousands)

	Years ended December 31,
Operating Income	2008	2007
Dividends received from bank subsidiary	$7,200	$19,630
Other income	143	4
Total operating income	7,343	19,634

Operating Expenses
Interest expense	152	233
Other expenses	703	448
Total operating expenses	855	681

Income before income tax expense and increase in equity in undistributed
earnings of subsidiary	6,488	18,953
Income tax benefit	289	220
Income before increase in equity in undistributed earnings of subdisiary	6,777	19,173
Decrease in equity in undistributed earnings of subsidiary	(1,029)	(15,222)
Net Income	$5,748	$3,951

First Guaranty Bancshares, Inc.
Condensed Statement of Cash Flow

	Years ended December 31,
	2008	2007
	(in thousands)
Cash Flows From Operating Activities
Net income	$5,748	$3,951
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for deferred income taxes	(16)	-
Decrease in equity in undistributed earnings of subsidiary	1,029	15,222
Net change in other liabilities	65	(17)
Net change in other assets	(132)	(49)
Net Cash Provided By Operating Activities	6,694	19,107

Cash Flows From Investing Activities
Payments for investments in and advances to subsidiary	-	(5,489)
Cash paid in excess of cash received in acquisition	-	(11,790)
Net Cash Used in Investing Activities	-	(17,279)

Cash Flows From Financing Activities
Proceeds from purchased funds and other short-term borrowings	-	17,640
Repayments of purchased funds and other short-term borrowings	-	(17,640)
Repayment of long-term debt	(3,093)	-
Dividends paid	(3,557)	(1,779)
Net Cash Used In Financing Activities	(6,650)	(1,779)

Net Increase In Cash and Cash Equivalents	44	49
Cash and Cash Equivalents at the Beginning of the Period	49	-
Cash and Cash Equivalents at the End of the Period	$93	$49

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
    There were no changes in or disagreements with accountants on accounting and financial disclosures for the year ended December 31, 2008.

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
    This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this annual report.

Management’s Annual Report on Internal Control over Financial Reporting
          The Management of First Guaranty Bancshares, Inc. has prepared the consolidated financial statements and other information in our Annual Report in accordance with accounting principles generally accepted in the United States of America and is responsible for its accuracy. The financial statements necessarily include amounts that are based on Management’s best estimates and judgments. In meeting its responsibility, Management relies on internal accounting and related control systems. The internal control systems are designed to ensure that transactions are properly authorized and recorded in our financial records and to safeguard our assets from material loss or misuse. Such assurance cannot be absolute because of inherent limitations in any internal control system.
          Management is responsible for establishing and maintaining the adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13 – 15(f). Under the supervision and with the participation of Management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This section relates to Management’s evaluation of internal control over financial reporting including controls over the preparation of the schedules equivalent to the basic financial statements and compliance with laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls.
          Based on our evaluation under the framework in Internal Control – Integrated Framework, Management concluded that internal control over financial reporting was effective as of December 31, 2008.

Item 9b - Other Information
None

Part III

Item 10 - Directors, Executive Officers and Corporate Governance
    Pursuant to General Instruction G (3), information on directors and executive officers of the Registrant will be incorporated by reference from the Company’s 2009 Definitive Proxy Statement.

Item 11 - Executive Compensation
    Pursuant to General Instruction G (3), information on directors and executive officers of the Registrant will be incorporated by reference from the Company’s 2009 Definitive Proxy Statement.

Item 12 - Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters
    Pursuant to General Instruction G (3), information on directors and executive officers of the Registrant will be incorporated by reference from the Company’s 2009 Definitive Proxy Statement.

Item 13 - Certain Relationships and Related Transactions and Director Independence
    Pursuant to General Instruction G (3), information on directors and executive officers of the Registrant will be incorporated by reference from the Company’s 2009 Definitive Proxy Statement.

Item 14 - Principal Accountant Fees and Services
    Pursuant to General Instruction G (3), information on directors and executive officers of the Registrant will be incorporated by reference from the Company’s 2009 Definitive Proxy Statement.

Part IV

Item 15 - Exhibits and Financial Statement Schedules

(a)	1	Consolidated Financial Statements

		Item	Page
		First Guaranty Bancshares, Inc. and Subsidiary
		Report of Independent Registered Accounting Firm	45
		Consolidated Balance Sheets - December 31, 2008 and 2007	46
		Consolidated Statements of Income – Years Ended December 31, 2008, 2007 and 2006	47
		Consolidated Statements of Changes in Stockholders’ Equity - December 31, 2008, 2007 and 2006	48
		Consolidated Statements of Cash Flows - Years Ended December 31, 2008, 2007 and 2006	49
		Notes to Consolidated Financial Statements	50

	2	Consolidated Financial Statement Schedules

All schedules to the consolidated financial statements of First Guaranty Bancshares, Inc. and its subsidiary have been omitted because they are not required under the related instructions or are inapplicable, or because the required information has been provided in the consolidated financial statements or the notes thereto.

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

2.1
Agreement and Plan of Exchange dated July 27, 2007 between First Guaranty Bancshares, Inc. and First Guaranty Bank (filed as Exhibit 2 on Form 8-K12G3 dated August 2, 2007 and incorporated herein by reference).

2.2
Amendment Number 1 to the Agreement and Plan of Reorganization between First Guaranty Bancshares, Inc. and First Community Holding Company dated November 2, 2007 (filed as Exhibit 2.1 on the Company’s Form 8-K dated April 7, 2008 and incorporated herein by reference).

2.3
Amendment Number 2 to the Agreement and Plan of Reorganization between First Guaranty Bancshares, Inc. and First Community Holding Company dated November 2, 2007 (filed as Exhibit 2.1 on the Company’s Form 8-K dated June 3, 2008 and incorporated herein by reference).

2.4
Amendment Number 3 to the Agreement and Plan of Reorganization between First Guaranty Bancshares, Inc. and First Community Holding Company dated November 2, 2007 (filed as Exhibit 2.1 on the Company’s Form 8-K dated June 13, 2008 and incorporated herein by reference).

2.5
Amendment Number 4 to the Agreement and Plan of Reorganization between First Guaranty Bancshares, Inc. and First Community Holding Company dated November 2, 2007 (filed as Exhibit 2.1 on the Company’s Form 8-K dated June 30, 2008 and incorporated herein by reference).

2.6
Termination of the Agreement and Plan of Reorganization between First Guaranty
Bancshares, Inc. and First Community Holding Company dated November 2, 2007
(filed as Exhibit 1.02 on the Company’s Form 8-K dated July 22, 2008 and incorporated herein by reference).

3.1		Restatement of Articles of Incorporation of First Guaranty Bancshares, Inc. dated July 27, 2007 (filed as Exhibit 3.1 on Form 8-K12G3 dated August 2, 2007 and incorporated herein by reference).

3.2	Bylaws of First Guaranty Bancshares, Inc. dated January 4, 2007 (filed as Exhibit 3.2 on Form 8-K12G3 dated August 2, 2007 and incorporated herein by reference).
3.3	Amendment to Bylaws of First Guaranty Bancshares, Inc. dated May 17, 2007 (filed as Exhibit 3.3 on Form 8-K12G3 dated August 2, 2007 and incorporated herein by reference).
4	Specimen stock certificate for common stock of First Guaranty Bancshares, Inc. (filed as Exhibit 3.3 on Form 8-K12G3 dated August 2, 2007 and incorporated herein by reference).
10.1	First Guaranty Bank Employee Stock Ownership Plan (effective January 1, 2003) (filed as Exhibit 10.1 on Form 8-K12G3 dated August 2, 2007 and incorporated herein by reference).
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

11	Statement Regarding Computation of Earnings Per Share	77
12	Statement Regarding Computation of Ratios	78
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

14.3	First Guaranty Bancshares, Inc. and Subsidiary Code of Conduct and Ethics for Employees, Officers and Directors adopted March 20, 2009.
14.4	First Guaranty Bancshares, Inc. Code of Ethics for Senior Financial Officers adopted March 20, 2009.
21	Subsidiaries of the First Guaranty Bancshares, Inc. (filed as Exhibit 21 on the Company’s Form 8-K dated November 8, 2007 and incorporated herein by reference).
24	Power of attorney
31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	79
31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	80
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	81
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	82
99	Material impairments – Other-than-temporary impairment charge as of September 30, 2008 (filed as Exhibit 2.06 on the Company’s Form 8-K dated October 20, 2008 and incorporated herein by reference).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST GUARANTY BANCSHARES, INC.

Dated: March 31, 2009

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/Michael R. Sharp Michael R. Sharp	President and Chief Executive Officer	March 31, 2009

/s/Michele E. LoBianco Michele E. LoBianco	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 31, 2009

*____________________________ Marshall T. Reynolds	Chairman of the Board	March 31, 2009

*____________________________ William K. Hood	Director	March 31, 2009

*____________________________ Alton B. Lewis	Director	March 31, 2009

*By: /s/ Michael R. Sharp
         Michael R. Sharp
         Under Power of Attorney