Form 10-Q
period 2009-03-31
First Guaranty Bancshares, Inc.
filed 2009-05-15
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2009
Commission File Number 000-52748

FIRST GUARANTY BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Louisiana	26-0513559
(State or other jurisdiction	(I.R.S. Employer
incorporation or organization)	Identification Number)

400 East Thomas Street
Hammond, Louisiana	70401
(Address of principal executive office)	(Zip Code)

(985) 345-7685
(Telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
           Large accelerated filer *     Accelerated filer  *     Non-accelerated filer  *     Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]   No [X]

As of March 31, 2009, the registrant had 5,559,644 shares of $1 par value common stock which were issued and outstanding.

PART I.                       FINANCIAL INFORMATION
Item 1.                      Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	March 31,	December 31,
	2009	2008
Assets	(unaudited)
Cash and cash equivalents:
Cash and due from banks	$18,040	$77,159
Interest-earning demand deposits with banks	45,230	20
Federal funds sold	50,533	838
Cash and cash equivalents	113,803	78,017

Interest-earning time deposits with banks	18,766	21,481

Investment securities:
Available for sale, at fair value	235,816	114,406
Held to maturity, at cost (estimated fair value of
$20,272 and $24,936, respectively)	20,159	24,756
Investment securities	255,975	139,162

Federal Home Loan Bank stock, at cost	946	944
Loans held for sale	56	-

Loans, net of unearned income	591,473	606,369
Less: allowance for loan losses	6,444	6,482
Net loans	585,029	599,887

Premises and equipment, net	16,077	16,141
Goodwill	1,980	1,980
Intangible assets, net	2,007	2,078
Other real estate, net	720	568
Accrued interest receivable	5,390	4,611
Other assets	8,089	6,563
Total Assets	$1,008,838	$871,432

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing demand	$118,008	$118,255
Interest-bearing demand	247,042	180,230
Savings	42,873	41,357
Time	503,899	440,530
Total deposits	911,822	780,372

Short-term borrowings	18,482	9,767
Accrued interest payable	4,226	3,033
Long-term borrowings	5,871	8,355
Other liabilities	3,732	3,275
Total Liabilities	944,133	804,802

Stockholders' Equity
Common stock:
$1 par value - authorized 100,600,000 shares; issued and
outstanding 5,559,644 shares	5,560	5,560
Surplus	26,459	26,459
Retained earnings	37,989	37,769
Accumulated other comprehensive loss	(5,303)	(3,158)
Total Stockholders' Equity	64,705	66,630
Total Liabilities and Stockholders' Equity	$1,008,838	$871,432

See Notes to Consolidated Financial Statements.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(dollars in thousands, except per share data)

	Three Months
	Ended March 31,
	2009	2008
Interest Income:
Loans (including fees)	$8,657	$10,858
Loans held for sale	1	21
Deposits with other banks	225	9
Securities (including FHLB stock)	2,074	1,519
Federal funds sold	17	316
Total Interest Income	10,974	12,723

Interest Expense:
Demand deposits	434	968
Savings deposits	41	56
Time deposits	3,592	3,582
Borrowings	62	109
Total Interest Expense	4,129	4,715

Net Interest Income	6,845	8,008
Provision for loan losses	648	202
Net Interest Income after Provision for Loan Losses	6,197	7,806

Noninterest Income:
Service charges, commissions and fees	980	1,013
Net gains on sale of securities	-	3
Net gains on sale of loans	79	83
Other	278	343
Total Noninterest Income	1,337	1,442

Noninterest Expense:
Salaries and employee benefits	2,826	2,601
Occupancy and equipment expense	683	699
Net cost from other real estate & repossessions	110	42
Other	2,215	2,330
Total Noninterest Expense	5,834	5,672

Income Before Income Taxes	1,700	3,576
Provision for income taxes	590	1,250
Net Income	$1,110	$2,326

Per Common Share:
Earnings	$0.20	$0.42
Cash dividends paid	$0.16	$0.16

Average Common Shares Outstanding	5,559,644	5,559,644

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands, except per share data)

				Accumulated
	Common			Other
	Stock		Retained	Comprehensive
	$1 Par	Surplus	Earnings	Loss	Total

Balance December 31, 2007	$5,560	$26,459	$35,578	$(335)	$67,262
Net income	-	-	2,326	-	2,326
Change in unrealized loss
on available for sale securities,
net of reclassification adjustments and taxes	-	-	-	(169)	(169)
Comprehensive income					2,157
Cash dividends on common stock ($0.16 per share)	-	-	(889)	-	(889)
Balance March 31, 2008 (unaudited)	$5,560	$26,459	$37,015	$(504)	$68,530

Balance December 31, 2008	$5,560	$26,459	$37,769	$(3,158)	$66,630
Net income	-	-	1,110	-	1,110
Change in unrealized loss
on available for sale securities,
net of reclassification adjustments and taxes	-	-	-	(2,145)	(2,145)
Comprehensive income					(1,035)
Cash dividends on common stock ($0.16 per share)	-	-	(890)	-	(890)
Balance March 31, 2009 (unaudited)	$5,560	$26,459	$37,989	$(5,303)	$64,705

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Three Months Ended March 31,
	2009	2008
Cash Flows From Operating Activities
Net income	$1,110	$2,326
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	648	202
Depreciation and amortization	351	365
Amortization of discount on investments	(233)	(298)
Gain on call of securities	-	(3)
Gain on sale of assets	(78)	(83)
ORE writedowns and loss on disposition	82	15
FHLB stock dividends	(2)	(17)
Net (increase) decrease in loans held for sale	(56)	3,122
Change in other assets and liabilities, net	(386)	2,677
Net Cash Provided By Operating Activities	1,436	8,306

Cash Flows From Investing Activities
Proceeds from maturities and calls of HTM securities	4,597	1,954
Proceeds from maturities, calls and sales of AFS securities	438,825	244,909
Funds invested in AFS securities	(563,251)	(229,861)
Proceeds from sale of Federal Home Loan Bank stock	-	505
Proceeds from maturities of time deposits with banks	2,715	2,089
Net decrease (increase) in loans	13,919	(16,577)
Purchase of premises and equipment	(192)	(97)
Proceeds from sales of other real estate owned	56	84
Net Cash (Used In) Provided By Investing Activities	(103,331)	3,006

Cash Flows From Financing Activities
Net increase (decrease) in deposits	131,450	(18,428)
Net increase (decrease) in federal funds purchased and short-term borrowings	8,715	(968)
Repayment of long-term borrowings	(2,484)	-
Dividends paid	-	(889)
Net Cash Provided By (Used In) Financing Activities	137,681	(20,285)

Net Increase (Decrease) In Cash and Cash Equivalents	35,786	(8,973)
Cash and Cash Equivalents at the Beginning of the Period	78,017	58,677
Cash and Cash Equivalents at the End of the Period	$113,803	$49,704

Noncash Activities:
Loans transferred to foreclosed assets	$290	$-

Cash Paid During The Period:
Interest on deposits and borrowed funds	$2,936	$4,154
Income taxes	$1,700	$-

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements and the footnotes of First Guaranty Bancshares, Inc. (the “Company”) thereto should be read in conjunction with the audited financial statements and note disclosures for the Company previously filed with the Securities and Exchange Commission in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2008.
The consolidated financial statements include the accounts of First Guaranty Bancshares, Inc. and its wholly owned subsidiary, First Guaranty Bank.  All significant intercompany balances and transactions have been eliminated in consolidation.
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations for the three-month periods ended March 31, 2009 and 2008 are not necessarily indicative of the results expected for the full year.
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
A description of the valuation methodologies used for instruments measured at fair value follows, as well as the classification of such instruments within the valuation hierarchy.
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
Impaired Loans.  Certain financial assets such as impaired loans are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The fair value of impaired loans was $6.7 million at March 31, 2009. The fair value of impaired loans is measured by either the obtainable market price (Level 1), the fair value of the collateral as determined by appraisals or independent valuation (Level 2), or the present value of expected future cash flows discounted at the effective interest rate of the loan (Level 3).
Certain non-financial assets and non-financial liabilities are measured at fair value on a non-recurring basis including assets and liabilities related to reporting units measured at fair value in the testing of goodwill impairment, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Fair Value Measurements at
March 31, 2009, Using
Quoted
Prices In
Active
		Markets	Significant
	Assets/Liabilities	For	Other	Significant
	Measured at Fair	Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	March 31, 2009	(Level 1)	(Level 2)	(Level 3)

Securities available for sale	$ 235,816	$ 132,568	$ 103,248	$ -

Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the first three months of 2009 on a recurring basis are reported in noninterest income or other comprehensive income as follows:

Other
	Noninterest	Comprehensive
	Income	Income
(in thousands)

Total gains included in earnings	-	-
(or changes in net assests)

Increase in unrealized losses relating to assets	-	2,145
still held at March 31, 2009

The Company did not record any assets or liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis during the three months ended March 31, 2009.

Note 3. Loans and Allowance for Loan Losses
Loans, net of unearned income, totaled $591.5 million at March 31, 2009 and $606.4 million at December 31, 2008. The Company also held $56,000 in loans held for sale at March 31, 2009. No loans were held for sale at December 31, 2008.  The loan portfolio is the largest component of assets with total loans, net of allowance for loan losses, accounting for 58.6% and 69.6% of total assets as of March 31, 2009 and December 31, 2008, respectively.  The loan portfolio consists solely of domestic loans.
           Total loans at March 31, 2009 (unaudited) and December 31, 2008 were as follows:

	March 31,		December 31,
	2009		2008
		As % of		As % of
	Balance	Category	Balance	Category
	(dollars in thousands)
Real estate
Construction & land development	$85,450	14.4%	$92,029	15.2%
Farmland	15,396	2.6%	16,403	2.7%
1-4 Family	72,778	12.3%	79,285	13.1%
Multifamily	10,691	1.8%	15,707	2.6%
Non-farm non-residential	288,381	48.7%	261,744	43.0%
Total real estate	472,696	79.8%	465,168	76.6%

Agricultural	16,988	2.9%	18,536	3.0%
Commercial and industrial	86,024	14.5%	105,555	17.4%
Consumer and other	16,573	2.8%	17,926	3.0%
Total loans before unearned income	592,281	100.0%	607,185	100.0%
Less: unearned income	(808)		(816)
Total loans after unearned income	$591,473		$606,369

    The following table sets forth the maturity distribution of the loan portfolio and the allocation of fixed and floating rate loans:

	March 31, 2009
	Fixed	Floating	Total
	(in thousands)

One year or less	$159,769	$193,573	$353,342
One to five years	160,134	29,729	189,863
Five to 15 years	23,034	208	23,242
Over 15 years	17,924	-	17,924
Subtotal	360,861	223,510	584,371
Nonaccrual loans			7,102
Total loans after unearned income	$360,861	$223,510	$591,473

           The allowance for loan losses is reviewed by Management on a monthly basis and additions thereto are recorded in order to maintain the allowance at an adequate level.  In assessing the adequacy of the allowance, Management considers a variety of internal and external factors that might impact the performance of individual loans.  These factors include, but are not limited to, economic conditions and their impact upon borrowers’ ability to repay loans, respective industry trends, borrower estimates and independent appraisals.  Periodic changes in these factors impact Management’s assessment of each loan and its overall impact on the adequacy of the allowance for loan losses.
The allowance for loan losses totaled $6.4 million or 1.09% of total loans at March 31, 2009 and $6.5 million or 1.07% of total loans at December 31, 2008.  Changes in the allowance for loan losses for the three months ended March 31, 2009 (unaudited) and the year ended December 31, 2008 are as follows:

	March 31,	December 31,
	2009	2008
	(in thousands)

Balance beginning of period	$6,482	$6,193
Provision charged to expense	648	1,634
Loans charged-off	(738)	(1,613)
Recoveries	52	268
Allowance for loan losses	$6,444	$6,482

           The following table sets forth, for the periods indicated, the allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off:

	Three Months Ended
	March 31,	March 31,
	2009	2008
	(in thousands)

Balance at beginning of period	$6,482	$6,193

Charge-offs:
Real estate loans:
One- to four- family residential	(153)	-
Non-farm non-residential	(356)	-
Commercial and industrial loans	(50)	(180)
Consumer and other	(179)	(104)
Total charge-offs	(738)	(284)

Recoveries:
Real estate loans:
Construction and land development	1	1
Farmland	1	-
One- to four- family residential	10	4
Commercial and industrial loans	3	4
Consumer and other	37	54
Total recoveries	52	63

Net charge-offs	(686)	(221)
Provision for loan losses	648	202

Balance at end of period	$6,444	$6,174

Ratios:
Net loan charge-offs to average loans	0.11%	0.04%
Net loan charge-offs to loans at end of period	0.12%	0.04%
Allowance for loan losses to loans at end of period	1.09%	1.04%
Net loan charge-offs to allowance for loan losses	10.65%	3.58%
Net loan charge-offs to provision charged to expense	105.82%	109.19%

During the first quarter of 2009, charged off one-to-four family residential real estate loans totaled $0.2 million and comprised of several small loans.
During the same period, charged off non-farm non-residential loans totaled $0.4 million and was the result of one loan secured by commercial real estate.  The performance of this loan was primarily supported by the cash flows of the business. The borrower of the commercial loan is a lumber milling and distributing company that had been in business for many years. The loan performed in accordance with its terms until the death of its owner. The distress of the lumber loan resulted from a decrease in lumber prices during 2007 which adversely and significantly affected the borrower’s business.  In January 2008, the Company was able to liquidate receivables and repay a portion of the lumber loan reducing the principle balance from approximately $1.0 million to $0.8 million. The property has been liquidated and the balance of the loan has been fully charged off.
 In some instances, loans are placed on nonaccrual status. All accrued but uncollected interest related to a loan is deducted from income in the period the loan is assigned a nonaccrual status. During the period a loan is in nonaccrual status, any cash receipts are first applied to the principal balance. Once the principal balance has been fully recovered, any residual amounts are applied to expenses resulting from the collection of the payment and to the recovery of any reversed interest income and interest income that would have been due had the loan not been placed on nonaccrual status.  As of March 31, 2009 and December 31, 2008 the Company had loans totaling $7.1 million and $9.1 million, respectively, on which the accrual of interest had been discontinued.

Note 4. Goodwill and Other Intangible Assets
    The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with the provision of SFAS No. 142. Other intangible assets continue to be amortized over their useful lives. Goodwill was $2.0 million at March 31, 2009 and December 31, 2008.

Mortgage servicing rights totaled $41,000 and core deposit intangibles totaled $8.0 million at March 31, 2009. The mortgage servicing rights and core deposit intangibles are both subject to amortization. The core deposits reflect the value of deposit relationships, including the beneficial rates, which arose from the purchase of other financial institutions and the purchase of various banking center locations from one single financial institution. The following table summarizes the Company’s purchased accounting intangible assets subject to amortization.

	As of March 31, 2009			As of December 31, 2008
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in thousands, unaudited)

Core deposit intangibles	$7,997	$6,025	$1,972	$7,997	$5,948	$2,049
Mortgage servicing rights	41	6	35	32	3	29
Total	$8,038	$6,031	$2,007	$8,029	$5,951	$2,078

Note 5. Borrowings
During the first quarter of 2009, total assets increased to the extent that it resulted in a reduction of regulatory capital ratios. As a result, in March 2009 the Company borrowed $6.0 million on its available line of credit and injected the $6.0 million into the First Guaranty Bank to enhance capital. The interest rate on the line of credit is a floating rate and is set at prime less 100 basis points with a floor of four percent (4.00%). The Company intends to repay the debt in full by December 31, 2009. Long term borrowings decreased in 2009 to $5.9 million from $8.4 million at December 31, 2008.
The Company is in default of one covenant imposed on its line of credit. The covenant requires the Company to maintain a return on average assets (“ROAA”) of 0.60%. As of March 31, 2009, the Company’s ROAA was 0.47%. The Company will request a waiver of this covenant but has currently not received approval.

Note 6. Income Taxes
The Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN48) clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the consolidated financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company does not believe it has any unrecognized tax benefits included in its consolidated financial statements. The Company has not had any settlements in the current period with taxing authorities, nor has it recognized tax benefits as a result of a lapse of the applicable statute of limitations.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in noninterest expense. During the quarters ended March 31, 2009 and 2008, the Company has not recognized any interest or penalties in its consolidated financial statements, nor has it recorded an accrued liability for interest or penalty payments.
At this time, no tax years are under examination. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations for years before 2005.

Note 7.  Recent Accounting Pronouncements
In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market is inactive; eliminates the presumption that all transactions are distressed unless proven otherwise requiring an entity to base its conclusion on the weight of evidence; and requires an entity to disclose a change in valuation technique resulting from application of the FSP and to quantify its effects, if practicable. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company has not chosen to adopt FSP 157-4 early.  The Company is assessing the provisions of FSP 157-4, but does not expect the impact to be material to the Company’s financial condition or results of operations.
In April 2009, the FASB issued FSP 115-2 and FSP 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP changes existing guidance for determining whether an impairment is other than temporary to debt securities; replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis; requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize the amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are credit losses; requires an entity to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income; and at adoption, requires an entity to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is more likely than not that the entity will be required to sell the security before recovery. FSP 115-2 and FSP 124-2 are effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company has chosen not to adopt FSP115-2 and FSP 124-2 early. We anticipate the adoption of FSP 115-2 and FSP 124-2 will not have a significant impact to the Company’s financial condition or results of operations.

In April 2009, the FASB issued FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company is assessing the provisions of FSP 107-1 and APB 28-1, but does not expect the impact to be material to the Company’s financial condition or results of operations.
In February 2009, the FASB issued FSP 141(R)-a, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies, amends provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact on the Company’s financial condition or results of operations is dependent on the extent of future business combinations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis is intended to highlight the significant factors affecting the Company's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data for the three months ended March 31, 2009 and 2008 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly the Company's financial position and results of operations for such periods.

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

First Quarter Overview
Financial highlights for the first quarter of 2009 compared with the first quarter of 2008 are as follows:
•	For the first quarter of 2009, the Company had net income totaling $1.1 million. Net income totaled $2.3 million for the first quarter of 2008.
•
Net interest income for the first quarter of 2009 and 2008 was $6.8 million and $8.0 million, respectively.  Net interest income decreased primarily as a result of the decline in market interest rates, as both our net interest margin and net interest spread were lower during the three months ended March 31, 2009 compared to the same period in 2008. The net interest margin was also impacted by the sudden significant increase in volume of interest-bearing liabilities and the ability to redeploy these monies in higher interest-earning assets in a timely fashion. The net interest margin was 3.1% for the first quarter 2009 and 4.3% for the first quarter 2008.

•
The provision for loan losses for the first quarter of 2009 was $0.6 million compared to $0.2 million for the first quarter of 2008. The increase in the provision was primarily a result of increased charge-offs during the first quarter of 2009 when compared to the same period of 2008.

•
Total assets as of March 31, 2009 were $1.0 billion, an increase of $137.5 million or 15.8% when compared to $871.4 million at December 31, 2008 with the largest increases in cash and cash equivalents and investment securities, partially offset with decreases in interest-earning time deposits with banks and net loans.

•
Cash and cash equivalents totaled $113.8 million at March 31, 2009, an increase of $35.8 million when compared to $78.0 million at December 31, 2008. The increase in cash and cash equivalents was a result of additional cash from increases in deposits.

•
Investment securities totaled $256.0 million at March 31, 2009, an increase of $116.8 million when compared to $139.2 million at December 31, 2008. The increase in securities was a result of deploying additional cash from increases in deposits. At March 31, 2009, available for sale securities, at fair value totaled $235.8 million, an increase of $121.4 million when compared to December 31, 2008. Held to maturity securities, at cost, totaled $20.2 million, a decrease of $4.6 million when compared to $24.8 million at December 31, 2008.

•
The net loan portfolio at March 31, 2009 totaled $585.0 million, a decrease of $14.9 million or 2.5% from the December 31, 2008 level of $599.9 million. Net loans reflect a reduction for the allowance for loan losses which totaled $6.4 million for March 31, 2009 and $6.5 million for December 31, 2008.

•
Total deposits increased $131.5 million or 16.8% in 2009 when compared to December 31, 2008. Individual and business deposits increased by $32.4 million and deposits from public fund deposits increased by $99.1 million.

•
Stockholders’ equity totaled at $64.7 million at March 31, 2009, a decrease of $1.9 million when compared to December 31, 2008. The decrease in equity resulted from the change in accumulated other comprehensive income of $2.1 million and dividends paid on common stock totaling $0.9 million, partially offset by net income of $1.1 million.

•
As of March 31, 2009, the year-to-date return on average assets (“ROAA”) and return on average equity (“ROAE”) were 0.47% and 6.75% respectively. The year-to-date ROAA and ROAE were 1.18% and 13.74% for the same period in 2008.

•	The Company’s Board of Directors declared cash dividends of $0.16 per common share for the first quarter in 2008 and 2009.

Financial Condition

Changes in Financial Condition from December 31, 2008 to March 31, 2009

General. Total assets as of March 31, 2009 were $1.0 billion, an increase of $137.5 million or 15.8% when compared to $871.4 million at December 31, 2008. The increase in assets resulted from increases in cash and cash equivalents and investment securities, with decreases in interest-earning time deposits with banks and loans. Other assets also increased in 2009.  The increases in cash and cash equivalents and securities reflects management’s intent to forego higher yielding, longer term investments during the current low interest recessional economy.  Management believes the composition of assets will provide the Company with the flexibility to take advantage of market opportunity once the economic recovery begins.

Cash and Cash Equivalents. Cash and cash equivalents at March 31, 2009 totaled $113.8 million, an increase of $35.8 million when compared to $78.0 million at December 31, 2008. Cash and due from banks decreased $59.1 million, interest-earning demand deposits with banks increased $45.2 million and federal funds sold increased $49.7million.

Investment Securities. Securities classified as available for sale are measured at fair market value and securities classified as held to maturity are measured at book value. The Company obtains fair value measurements from an independent pricing service to value securities classified as available for sale. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, market yield curves, prepayment speeds, credit information and the instrument’s contractual terms and conditions, among other things.
 Investment securities at March 31, 2009 totaled $256.0 million, an increase of $116.8 million when compared to $139.2 million at December 31, 2008.  The net change in securities was primarily a result of the Company investing cash received from increased deposits into investment securities.
The securities portfolio consisted principally of U.S. Government agency securities, mortgage-backed obligations, asset-backed securities, corporate debt securities and mutual funds or other equity securities. The securities portfolio provides us with a relatively stable source of income and provides a balance to interest rate and credit risks as compared to other categories of assets.
At March 31, 2009, $130.1 million or 50.7% of securities (including Federal Home Loan Bank of Dallas stock) and mutual funds and other equity securities were scheduled to mature in less than one year. This includes $123.5 million in discount notes that are being used solely for pledging purposes. When excluding these securities, only 2.6% of securities mature in less than one year. Securities with maturity dates over 15 years totaled 2.1% of the total portfolio. The average maturity of the securities portfolio was 2.6 years.
At March 31, 2009, securities totaling $235.8 million were classified as available for sale and $20.2 million were classified as held to maturity, compared to $114.4 million classified as available for sale and $24.8 million classified as held to maturity at December 31, 2008.  Management periodically assesses the quality of our investment holdings using procedures similar to those used in assessing the credit risks inherent in the loan portfolio. At March 31, 2009, management analyzed the investment portfolio for impairment on securities that had an amortized cost greater than their recoverable value and concluded that no charge was needed for the first quarter of 2008.
Average securities as a percentage of average interest-earning assets were 24.7% for the three-month period ended March 31, 2009 and 16.8% for the same period in 2008. All securities held at March 31, 2009 qualified as pledgeable securities, except $79.1 million of debt securities and $0.8 million of equity securities. Securities pledged at March 31, 2009 totaled $175.8 million.

Mortgage Loans Held for Sale. Loans held for sale totaled $56,000 at March 31, 2009.  We had no loans held for sale at December 31, 2008.

Loans. The origination of loans is our primary use of our financial resources and represents the largest component of earning assets. Total loans accounted for 58.6% of total assets at March 31, 2009, compared to 69.6% of total assets at December 31, 2008. There are no significant concentrations of credit to any borrower or industry. As of March 31, 2009, 79.8% of our loan portfolio was secured primarily or secondarily by real estate. The largest portion of our loan portfolio is non-farm non-residential loans secured by real estate, which accounts for 48.7% of our total portfolio.
Our net loan portfolio at March 31, 2009 totaled $585.0 million, a decrease of approximately $14.9 million from the December 31, 2008 level of $599.9 million. Net loans include $42.6 million in assignments purchased on non-real estate commercial and industrial loans and real estate secured loans, net of paydowns. The loan assignments purchased meet the same underwriting criteria used when making in-house loans. Net loans include the reduction for the allowance for loan losses which totaled $6.4 million at March 31, 2009 and $6.5 million at December 31, 2008. Fixed rate loans increased from $309.6 million or 51.05% of the total loan portfolio at December 31, 2008 to $360.9 million, or 61.0% of the total loan portfolio at March 31, 2009. Loan charge-offs totaled $0.7 million during the first three months of 2009, compared to $0.3 million during the same period of 2008.  Recoveries totaled $0.1 million during the first three months of 2009 and 2008.

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
The table below sets forth the amounts and categories of our non-performing assets at March 31, 2009 (unaudited) and December 31, 2008.  At the dates indicated we had no troubled debt refinancing.

	March 31,	December 31,
	2009	2008
	(in thousands)
Non-accrual loans:
Real estate loans:
Construction and land development	$2,149	$1,644
Farmland	110	182
One- to four- family residential	1,516	1,445
Non-farm non-residential	2,270	5,263
Non-real estate loans:
Commercial and industrial	868	275
Consumer and other	189	320
Total non-accrual loans	7,102	9,129

Loans 90 days and greater delinquent
and still accruing:
Real estate loans:
Construction and land development	259	-
One- to four- family residential	260	185
Non-real estate loans:
Commercial and industrial	-	17
Consumer and other	2	3
Total loans 90 days greater
delinquent and still accruing	521	205

Total non-performing loans	7,623	9,334

Real estate owned:
Real estate loans:
Construction and land development	259	89
One- to four- family residential	331	223
Non-farm non-residential	130	256
Total real estate owned	720	568

Total non-performing assets	$8,343	$9,902

Ratios:
Non-performing assets to total loans	1.41%	1.63%
Non-performing assets to total assets	0.83%	1.14%

Nonperforming assets totaled $8.3 million or 0.8% of total assets at March 31, 2009, a decrease of $1.6 million from December 31, 2008.  Management has not identified additional information on any loans not already included in the nonperforming asset total that indicates possible credit problems that could cause doubt as to the ability of borrowers to comply with the loan repayment terms in the future.
Nonaccrual loans decreased $2.0 million from December 31, 2008 to March 31, 2009, largely due to a decrease in non-farm non-residential and partially offset with increases in nonaccrual construction and land development real estate loans and nonaccrual commercial and industrial loans.
 Non-farm non-residential nonaccrual loans decreased $3.0 million from December 31, 2008 to March 31, 2009. The decrease was primarily the result of the loan secured by real estate. The borrowers were able to put together a viable plan which was confirmed by a bankruptcy trustee. The borrower had been making adequate protection payments to the Company for several months prior to the plan being confirmed. The Company also received a lump sum payment totaling $50,000 to apply toward the indebtedness upon confirmation of the plan. Monthly amortization payments began immediately after confirmation and are being paid as agreed.
The increase in nonaccrual construction and land development loans is related to one loan for $522,000 secured by a subdivision development. The Company is currently in foreclosure and does not anticipate any loss.

Non-real estate commercial and industrial nonaccrual loans increased $0.6 million from December 31, 2008 to March 31, 2009. This increase was primarily the result of three loans. The first loan had a balance of $123,000 and is secured by account receivables. The borrower had a construction contract that he was not able to collect and is currently in litigation to resolve the issue. The Company is currently working to obtain real estate to secure this loan. The second loan had a balance of $197,000 and is secured by the guarantor’s ownership interest in a real estate development project. The Company is currently in negotiations with the guarantor to work out an arrangement.  The third loan had a balance of $158,000 and is secured by equipment. The Company is currently in the process of seizing and liquidating the equipment.

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
  Provisions are necessary to maintain the allowance at an adequate level based on loan risk factors and the levels of net loan charge-offs. The provisions made in the first three months of 2009 were taken to provide for current loan losses, including net charge-offs, and to maintain the allowance at an adequate level commensurate with Management’s evaluation of the risks inherent in the loan portfolio. Provisions made pursuant to these processes totaled $0.6 million in the first three months of 2009 as compared to $0.2 million for the same period in 2008. The increase in the provision was primarily a result of increased charge-offs. Total charge-offs were $0.7 million for first three months of 2009 as compared to total charge-offs of $0.3 million for the same period in 2008. Recoveries were $0.1 million for the first three months of 2009 and 2008.
The allowance at March 31, 2009 was $6.4 million or 1.09% of total loans and 77.2% of nonperforming assets. Management believes that the current level of the allowance is adequate to cover losses in the loan portfolio given the current economic conditions, expected net charge-offs and nonperforming asset levels.
Other information relating to loans, the allowance for loan losses and other pertinent statistics follows.

	March 31,
	2009	2008
	(in thousands, unaudited)
Loans:
Average outstanding balance	$597,607	$581,108
Balance at end of period	$591,473	591,612

Allowance for Loan Losses:
Balance at beginning of year	$6,482	$6,193
Provision charged to expense	648	202
Provision from acquisition	-	0
Loans charged-off	(738)	(284)
Recoveries	52	63
Balance at end of period	$6,444	$6,174

      Deposits.  Managing the mix and pricing the maturities of deposit liabilities is an important factor that affects our ability to maximize the net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes.  In this regard, management regularly assesses our funding needs, deposit pricing and interest rate outlooks.  From December 31, 2008 to March 31, 2009, total deposits increased $131.5 million, or 16.8%, to $911.8 million at March 31, 2009 from $780.4 million at December 31, 2008. During 2009, consumer deposits increased $33.8 million, public fund deposits increased $99.2 million and business deposits decreased $1.5 million. Noninterest-bearing demand deposits decreased by $0.2 million and interest-bearing deposits increased by $131.7 million. As of March 31, 2009, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $305.0 million.
Average noninterest-bearing deposits decreased to $116.3 million for the three-month period ended March 31, 2009 from $118.7 million for the three-month period ended March 31, 2008. Average noninterest-bearing deposits represented 13.5% and 16.7% of average total deposits for the three-month periods ended March 31, 2009 and 2008, respectively.
As we seek to maintain a strong net interest margin and improve our earnings, attracting core non-interest bearing deposits will remain a primary emphasis. Core deposits are internally defined as total deposits less public fund deposits. Management will continue to evaluate and update our product mix in its efforts to attract additional core customers.  We currently offer a number of noninterest-bearing deposit products that are competitively priced and designed to attract and retain customers with primary emphasis on core deposits. We have also offered several different time deposit promotions in an effort to increase our core deposits and to increase liquidity.  At March 31, 2009, our core deposits totaled $586.9 million or 64.4% of total deposits.
The following table sets forth the composition of the Company’s deposits at March 31, 2009 (unaudited) and December 31, 2008.

	March 31,	December 31,	Increase/(Decrease)
	2009	2008	Amount	Percent
	(dollars in thousands)
Deposits:
Noninterest-bearing demand	$118,008	$118,255	$(247)	-0.2%
Interest-bearing demand	247,042	180,230	66,812	37.1%
Savings	42,873	41,357	1,516	3.7%
Time	503,899	440,530	63,369	14.4%
Total deposits	$911,822	$780,372	$131,450	16.8%

Borrowings. The Company maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short- and long-term basis to meet liquidity needs. At March 31, 2009, short term borrowings totaled $18.5 million compared to $9.8 million at December 31, 2008.  Short-term borrowings included $12.5 million in repurchase agreements at March 31, 2009 and $9.8 million in repurchase agreements at December 31, 2008.
During the first quarter of 2009, total assets increased to the extent that it resulted in a reduction of regulatory capital ratios. As a result, in March 2009 the Company borrowed $6.0 million on its available line of credit and injected the $6.0 million into the First Guaranty Bank to enhance capital. The interest rate on the line of credit is a floating rate and is set at prime less 100 basis points with a floor of four percent (4.00%). The Company intends to repay the debt in full by December 31, 2009. Long term borrowings decreased in 2009 to $5.9 million from $8.4 million at December 31, 2008.
The Company is in default of one covenant imposed on its line of credit. The covenant requires the Company to maintain a return on average assets (“ROAA”) of 0.60%. As of March 31, 2009, the Company’s ROAA was 0.47%. The Company will request a waiver for this covenant.
 The average amount of total borrowings for the three months ended March 31, 2009 was $21.6 million, compared to $10.9 million for the three months ended March 31, 2008. At March 31, 2009, the Company had $165.0 million in Federal Home Loan Bank letters of credit outstanding obtained solely for collateralizing public deposits.

Equity. Total equity decreased to $64.7 million as of March 31, 2009 from $66.6 million as of December 31, 2008. The change in equity resulted from net income of $1.1 million for the three months ended March 31, 2009 less $2.1 million for the increase in unrealized loss on available for sale securities and $0.9 million in quarterly dividend payments on common stock. Cash dividends paid were $0.16 per share for the three-month periods ending March 31, 2009 and 2008.

Results of Operations for the Three Months Ended March 31, 2009

    Net income. For the quarter ending March 31, 2009, First Guaranty Bancshares, Inc. had consolidated net income of $1.1 million, a $1.2 million decrease from the $2.3 million of net income reported for the first quarter of 2008.  The decrease in net income was primarily attributable to the decrease in net interest income, with a $1.7 million decrease in interest income and a $0.6 million decrease in interest expense.  Net interest income decreased primarily as a result of the decline in market interest rates, as both our net interest margin and net interest spread were lower during the three months ended March 31, 2009 compared to the same period in 2008. The net interest margin was also impacted by the sudden significant increase in volume of interest-bearing liabilities and the ability to redeploy these monies in higher interest-earning assets in a timely fashion. Noninterest income decreased $0.1 million during the first three month of 2009 compared to the same period in 2008. Noninterest expense increased $0.2 million due primarily to an increase in salaries and employee benefits during the first three month of 2009 compared to the same period in 2008.

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
    Net interest income for the quarter ended March 31, 2009 was $6.8 million, a decrease of $1.2 million when compared to $8.0 million for the first quarter in 2008.  The decrease in net interest income reflected a decrease in net interest spread and net interest margin as the yield on our interest-earning assets decreased more than the cost of our interest-bearing liabilities.
    The net interest margin shown below in the average balance sheet is calculated by dividing net interest income by average interest-earning assets and is a measure of the efficiency of the earnings from balance sheet activities. It is affected by changes in the difference between interest on interest-earning assets and interest-bearing liabilities and the percentage of interest-earning assets funded by interest-bearing liabilities (leverage). Leverage for the three months ending March 31, 2009 was 84.3%, compared to 80.6% for the same period in 2008.
    The following table sets forth average balance sheets, average yields and costs, and certain other information for the three months ended March 31, 2009 and 2008, respectively. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields earned and rates paid set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	Three Months Ended March 31,
	2009			2008
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits with banks	$42,137	$225	2.2%	$880	$9	4.0%
Securities (including FHLB stock)	224,576	2,074	3.7%	125,792	1,519	4.9%
Federal funds sold	45,640	17	0.2%	39,080	316	3.3%
Loans held for sale	139	1	3.4%	1,090	21	7.7%
Loans, net of unearned income	597,607	8,657	5.9%	581,108	10,858	7.5%
Total interest-earning assets	910,099	10,974	4.9%	747,950	12,723	6.8%

Noninterest-earning assets:
Cash and due from banks	19,788			25,682
Premises and equipment, net	16,240			16,150
Other assets	9,073			4,973
Total	$955,200			$794,755

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Demand deposits	$229,394	434	0.8%	$205,050	968	1.9%
Savings deposits	41,323	41	0.4%	45,929	56	0.5%
Time deposits	474,532	3,592	3.1%	340,797	3,582	4.2%
Borrowings	21,594	62	1.2%	10,907	109	4.0%
Total interest-bearing liabilities	766,843	4,129	2.2%	602,683	4,715	3.1%

Noninterest-bearing liabilities:
Demand deposits	116,258			118,713
Other	5,458			5,281
Total liabilities	888,559			726,677
Stockholders' equity	66,641			68,078
Total	$955,200			$794,755
Net interest income		$6,845			$8,008
Net interest rate spread (1)			2.7%			3.7%
Net interest-earning assets (2)	$143,256			$145,267
Net interest margin (3)			3.1%			4.3%

Average interest-earning assets to
interest-bearing liabilities			118.7%			124.1%

(1) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2) Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
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
    Provisions are necessary to maintain the allowance at an adequate level based on loan risk factors and the levels of net loan charge-offs. The provisions made in the first three months of 2009 and 2008 were taken to provide for current loan losses, including net charge-offs, and to maintain the allowance at an adequate level commensurate with Management’s evaluation of the risks inherent in the loan portfolio. Provisions made pursuant to these processes totaled $0.6 million for the quarter ended March 31, 2009, an increase of $0.4 million when compared to the same quarter in 2008.  This increase in provision was primarily a result of increased charge-offs. Total charge-offs were $0.7 million for the first three months of 2009 as compared to $0.3 million for the same period in 2008. Recoveries were $0.1 million for the first three months of 2009 and 2008.

       Noninterest Income. Noninterest income includes deposit service charges, return check charges, bankcard fees, other commissions and fees, gains and/or losses on sales of securities and loans, and various other types of income.
Noninterest income for the first quarter 2009 was $1.3 million, down $0.1 million when compared to the same period in 2008. This decrease in noninterest income resulted primarily from decreases in service charges, commissions and fees and in other income.

       Noninterest Expense.  Noninterest expense includes salaries and employee benefits, occupancy and equipment expense, net cost from other real estate and repossessions and other types of expenses. Noninterest expense for the first quarter in 2009 totaled $5.8 million, an increase of $0.2 million from the same period in 2008. The largest increases in noninterest expense were reflected in salaries and employee benefits and in net cost from other real estate and repossessions. The $0.2 million increase in salaries and employee benefits resulted from an increase in the number of employees in 2009 when compared to the same period in 2008.  At March 31, 2009, our full time equivalent employees were 228.5, compared to 222 full time equivalent employees during the same period of 2008. Net cost of other real estate and repossessions increased $68,000 when comparing the three month periods ending 2009 and 2008. Other noninterest expense reflects a decrease of $115,000 when comparing the three month periods ended 2009 and 2008.
    The table below presents the components of other noninterest expense as of the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Other noninterest expense:
Legal and professional fees	$291	$436
Data processing	439	496
Marketing and public relations	195	279
Regulatory assessment	228	87
Insurance	103	54
Taxes - sales and capital	163	172
Operating supplies	121	137
Travel and lodging	94	110
Other	581	559
Total other expense	$2,215	$2,330

       Income Taxes. The provision for income taxes totaled $0.6 million and $1.3 million for the quarters ended March 31, 2009 and 2008, respectively. The decrease in the provision for income taxes reflected lower income during the first quarter 2009, primarily due to a reduction in net interest income. In each of the three months ended March 31, 2009 and 2008, the income tax provision approximated the normal statutory rate.  The effective rates were 34.7% and 35.0%, respectively.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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
    We monitor interest rate risk using an interest sensitivity analysis set forth on the following table. This analysis, which we prepare monthly, reflects the maturity and re-pricing characteristics of assets and liabilities over various time periods. The gap indicates whether more assets or liabilities are subject to re-pricing over a given time period. The interest sensitivity analysis at March 31, 2009 reflects an asset-sensitive position with a positive cumulative gap on a one-year basis.

	Interest Sensitivity Within
	3 Months	Over 3 Months	Total	Over
	Or Less	thru 12 Months	One Year	One Year	Total
	(dollars in thousands)
Earning Assets:
Loans (including loans held for sale)	$306,152	$98,975	$405,127	$186,402	$591,529
Securities (including FHLB stock)	125,690	4,458	130,148	126,773	256,921
Federal funds sold	50,533	-	50,533	-	50,533
Other earning assets	45,230	18,766	63,996	-	63,996
Total earning assets	527,605	122,199	649,804	313,175	$962,979

Source of Funds:
Interest-bearing accounts:
Demand deposits	185,987	-	185,987	61,055	247,042
Savings	10,718	-	10,718	32,155	42,873
Time deposits	176,139	185,478	361,617	142,282	503,899
Short-term borrowings	12,482	6,000	18,482	-	18,482
Long-term borrowings	-	5,871	5,871	-	5,871
Noninterest-bearing, net	-	-	-	144,812	144,812
Total source of funds	385,326	197,349	582,675	380,304	$962,979
Period gap	142,279	(75,150)	67,129	(67,129)
Cumulative gap	$142,279	$67,129	$67,129	$-

Cumulative gap as a
percent of earning assets	14.77%	6.97%	6.97%

Liquidity and Capital Resources

       Liquidity. Liquidity refers to the ability or flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available to meet customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. Liquid assets include cash and due from banks, interest-earning demand deposits with banks, federal funds sold and available for sale investment securities. Including securities pledged to collateralize public fund deposits, these assets represent 34.7% and 22.1% of the total liquidity base at March 31, 2009 and December 31, 2008, respectively. In addition, the Company maintained borrowing availability with the Federal Home Loan Bank totaling $221.8 million and $226.5 million at March 31, 2009 and December 31, 2008, respectively.  As of March 31, 2009, the net availability at the Federal Home Loan Bank was $51.0 million, compared to $63.1 million at December 31, 2008 with the decrease resulting from a drop in blanket lien availability of $5.4 million, the increase of $10.0 million in letters of credit used solely to pledge to public fund deposits partially offset with the decrease in outstanding advances. We also maintain federal funds lines of credit at three other correspondent banks with borrowing capacity of $78.2 million at March 31, 2009 and December 31, 2008. As of March 31, 2009, the Company had $6.0 million outstanding on these lines of credit. At December 31, 2008, the Company did not have an outstanding balance on these lines of credit. Management believes there is sufficient liquidity to satisfy current operating needs.

    During the first quarter of 2009, total assets increased to the extent that it resulted in a reduction of regulatory capital ratios. As a result, in March 2009 the Company borrowed $6.0 million on its available line of credit and injected the $6.0 million into the Bank to enhance capital. The interest rate on the line of credit is a floating rate and is set at prime less 100 basis points with a floor of four percent (4.00%). The Company intends to repay the debt in full by December 31, 2009.  As a result of this additional debt, the Company’s interest expense will likely increase in future periods.

       Capital Resources.  The Company’s capital position is reflected in stockholders’ equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.
    Stockholders’ equity ended at $64.7 million at March 31, 2009, a decrease of $1.9 million when compared to December 31, 2008. The change in equity resulted from 2009 net income of $1.1 million, which was offset by the change in accumulated other comprehensive income of $2.1 million and dividends paid on common stock totaling $0.9 million.

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
    At March 31, 2009, we satisfied the minimum regulatory capital requirements and were “well capitalized” within the meaning of federal regulatory requirements.

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

Item 1A.  Risk Factors
    There have been no other material changes in the risk factors disclosed by the Company in its Annual Report filed on Form 10-K with the Securities and Exchange Commission.

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

FIRST GUARANTY BANCSHARES, INC.

Date:                      May 15, 2009                                                   By: /s/ Michael R. Sharp
Michael R. Sharp
President and
Chief Executive Officer

Date:                      May 15, 2009                                                   By: /s/ Michele E. LoBianco
Michele E. LoBianco
Chief Financial Officer
Secretary and Treasurer