Form 10-Q
period 2009-06-30
First Guaranty Bancshares, Inc.
filed 2009-08-14
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2009
Commission File Number 000-52748

FIRST GUARANTY BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Louisiana	26-0513559
(State or other jurisdiction	(I.R.S. Employer
incorporation or organization)	Identification Number)

400 East Thomas Street
Hammond, Louisiana	70401
(Address of principal executive office)	(Zip Code)

(985) 345-7685
(Telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
           Large accelerated filer * Accelerated filer * Non-accelerated filer * Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]   No [X]

As of June 30, 2009, the registrant had 5,559,644 shares of $1 par value common stock which were issued and outstanding.

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 30,	December 31,
	2009	2008
Assets	(unaudited)
Cash and cash equivalents:
Cash and due from banks	$29,256	$77,159
Interest-earning demand deposits with banks	26,782	20
Federal funds sold	-	838
Cash and cash equivalents	56,038	78,017

Interest-earning time deposits with banks	13,613	21,481

Investment securities:
Available for sale, at fair value	252,638	114,406
Held to maturity, at cost (estimated fair value of
$2,837 and $24,936, respectively)	2,792	24,756
Investment securities	255,430	139,162

Federal Home Loan Bank stock, at cost	947	944
Loans held for sale	147	-

Loans, net of unearned income	606,487	606,369
Less: allowance for loan losses	6,701	6,482
Net loans	599,786	599,887

Premises and equipment, net	15,951	16,141
Goodwill	1,980	1,980
Intangible assets, net	2,006	2,078
Other real estate, net	1,049	568
Accrued interest receivable	5,304	4,611
Other assets	6,343	6,563
Total Assets	$958,594	$871,432

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing demand	$114,262	$118,255
Interest-bearing demand	203,605	180,230
Savings	42,233	41,357
Time	492,276	440,530
Total deposits	852,376	780,372

Short-term borrowings	26,193	9,767
Accrued interest payable	4,689	3,033
Long-term borrowings	3,368	8,355
Other liabilities	4,256	3,275
Total Liabilities	890,882	804,802

Stockholders' Equity
Common stock:
$1 par value - authorized 100,600,000 shares; issued and
outstanding 5,559,644 shares	5,560	5,560
Surplus	26,459	26,459
Retained earnings	38,387	37,769
Accumulated other comprehensive loss	(2,694)	(3,158)
Total Stockholders' Equity	67,712	66,630
Total Liabilities and Stockholders' Equity	$958,594	$871,432

See Notes to Consolidated Financial Statements.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(dollars in thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Interest Income:
Loans (including fees)	$8,873	$10,141	$17,530	$20,999
Loans held for sale	2	14	3	35
Deposits with other banks	84	5	309	14
Securities (including FHLB stock)	2,468	1,421	4,542	2,940
Federal funds sold	10	42	27	358
Total Interest Income	11,437	11,623	22,411	24,346

Interest Expense:
Demand deposits	388	672	822	1,641
Savings deposits	36	46	77	102
Time deposits	3,503	2,886	7,095	6,467
Borrowings	98	102	160	211
Total Interest Expense	4,025	3,706	8,154	8,421

Net Interest Income	7,412	7,917	14,257	15,925
Provision for loan losses	701	490	1,349	692
Net Interest Income after Provision for Loan Losses	6,711	7,427	12,908	15,233

Noninterest Income:
Service charges, commissions and fees	1,040	962	2,020	1,975
Net gains on sale of securities	10	-	10	3
Net gains on sale of loans	192	92	272	175
Other	243	484	520	827
Total Noninterest Income	1,485	1,538	2,822	2,980

Noninterest Expense:
Salaries and employee benefits	2,667	2,578	5,493	5,178
Occupancy and equipment expense	728	731	1,411	1,430
Net cost from other real estate & repossessions	70	42	180	84
Regulatory assessment	717	164	945	251
Other	2,050	2,177	4,037	4,420
Total Noninterest Expense	6,232	5,692	12,066	11,363

Income Before Income Taxes	1,964	3,273	3,664	6,850
Provision for income taxes	677	1,142	1,267	2,392
Net Income	$1,288	$2,131	$2,397	$4,458

Per Common Share:
Earnings	$0.23	$0.38	$0.43	$0.80
Cash dividends paid	$0.16	$0.16	$0.32	$0.32

Average Common Shares Outstanding	5,559,644	5,559,644	5,559,644	5,559,644

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands, except per share data)

				Accumulated
	Common			Other
	Stock		Retained	Comprehensive
	$1 Par	Surplus	Earnings	Loss	Total

Balance December 31, 2007	$5,560	$26,459	$34,849	$(335)	$66,533
Net income	-	-	4,458	-	4,458
Change in unrealized loss
on available for sale securities,
net of reclassification adjustments and taxes	-	-	-	(815)	(815)
Comprehensive income					3,643
Cash dividends on common stock ($0.32 per share)	-	-	(1,780)	-	(1,780)
Balance June 30, 2008 (unaudited)	$5,560	$26,459	$37,527	$(1,150)	$68,396

Balance December 31, 2008	$5,560	$26,459	$37,769	$(3,158)	$66,630
Net income	-	-	2,397	-	2,397
Change in unrealized loss
on available for sale securities,
net of reclassification adjustments and taxes	-	-	-	464	464
Comprehensive income					2,861
Cash dividends on common stock ($0.32 per share)	-	-	(1,779)	-	(1,779)
Balance June 30, 2009 (unaudited)	$5,560	$26,459	$38,387	$(2,694)	$67,712

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Six Months Ended June 30,
	2009	2008
Cash Flows From Operating Activities
Net income	$2,397	$4,458
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	1,349	692
Depreciation and amortization	698	735
Amortization of discount on investments	(458)	(444)
Gain on call of securities	(10)	(3)
Gain on sale of assets	(160)	(175)
ORE writedowns and loss on disposition	125	33
FHLB stock dividends	(2)	(22)
Net (increase) decrease in loans held for sale	(147)	3,298
Change in other assets and liabilities, net	1,080	2,516
Net Cash Provided By Operating Activities	4,872	11,088

Cash Flows From Investing Activities
Proceeds from maturities and calls of HTM securities	21,971	2,089
Proceeds from maturities, calls and sales of AFS securities	1,114,597	450,234
Funds invested in AFS securities	(1,251,666)	(439,869)
Proceeds from sale of Federal Home Loan Bank stock	-	505
Funds invested in Federal Home Loan Bank stock	-	(509)
Proceeds from maturities of time deposits with banks	7,868	2,089
Net increase in loans	(2,112)	(48,008)
Purchase of premises and equipment	(320)	(217)
Proceeds from sales of other real estate owned	258	84
Additional acquisition costs paid	-	(12)
Net Cash Used In Investing Activities	(109,404)	(33,614)

Cash Flows From Financing Activities
Net increase (decrease) in deposits	72,004	(27,028)
Net increase in federal funds purchased and short-term borrowings	16,426	19,906
Repayment of long-term borrowings	(4,987)	-
Dividends paid	(890)	(1,780)
Net Cash Provided By (Used In) Financing Activities	82,553	(8,902)

Net Decrease In Cash and Cash Equivalents	(21,979)	(31,428)
Cash and Cash Equivalents at the Beginning of the Period	78,017	58,677
Cash and Cash Equivalents at the End of the Period	$56,038	$27,249

Noncash Activities:
Loans transferred to foreclosed assets	$864	$537

Cash Paid During The Period:
Interest on deposits and borrowed funds	$6,498	$8,340
Income taxes	$2,900	$1,200

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements and the footnotes of First Guaranty Bancshares, Inc. (the “Company”) thereto should be read in conjunction with the audited financial statements and note disclosures for the Company previously filed with the Securities and Exchange Commission in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2008.
The consolidated financial statements include the accounts of First Guaranty Bancshares, Inc. and its wholly owned subsidiary First Guaranty Bank.  All significant intercompany balances and transactions have been eliminated in consolidation. Any interim 2007 financial statement information contained herein reflect those of First Guaranty Bank as the predecessor entity.
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations for the three and six-month periods ended June 30, 2008 and 2009 are not necessarily indicative of the results expected for the full year.
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
Impaired Loans.  Certain financial assets such as impaired loans are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The fair value of impaired loans was $7.0 million at June 30, 2009. The fair value of impaired loans is measured by either the obtainable market price (Level 1), the fair value of the collateral as determined by appraisals or independent valuation (Level 2), or the present value of expected future cash flows discounted at the effective interest rate of the loan (Level 3).
Certain non-financial assets and non-financial liabilities are measured at fair value on a non-recurring basis including assets and liabilities related to reporting units measured at fair value in the testing of goodwill impairment, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Fair Value Measurements at
June 30, 2009, Using
Quoted
Prices In
Active
		Markets	Significant
	Assets/Liabilities	For	Other	Significant
	Measured at Fair	Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	June 30, 2009	(Level 1)	(Level 2)	(Level 3)

Securities available for sale	$ 252,638	$ 76,050	$ 176,588	$ -

The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes the used methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value.
Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the first six months of 2009 on a recurring basis are reported in noninterest income or other comprehensive income as follows:

		Other
	Noninterest	Comprehensive
	Income	Income
	(in thousands)

Total gains included in earnings	10	-
(or changes in net assests)

Increase in unrealized losses relating to assets	-	(464)
still held at June 30, 2009

The Company did not record any assets or liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis during the six months ended June 30, 2009.
SFAS No. 159 provides the Company with an option to report selected financial assets and liabilities at fair value. The fair value option established by this Statement permits the Company to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each reporting date subsequent to implementation.
The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States, and as such has not included any gains or losses in earnings for the six-month period ended June 30, 2009.

Note 3. Loans and Allowance for Loan Losses
Loans, net of unearned income, totaled $606.5 million at June 30, 2009 and $606.4 million at December 31, 2008. The Company also held $147,000 in loans held for sale at June 30, 2009. No loans were held for sale at December 31, 2008.  The loan portfolio is the largest component of assets with total loans, net of allowance for loan losses, accounting for 62.6% and 68.8% of total assets as of June 30, 2009 and December 31, 2008, respectively.  The loan portfolio consists solely of domestic loans.

    Total loans at June 30, 2009 (unaudited) and December 31, 2008 were as follows:
	June 30,		December 31,
	2009		2008
		As % of		As % of
	Balance	Category	Balance	Category
	(dollars in thousands)
Real estate
Construction & land development	$70,061	11.5%	$92,029	15.2%
Farmland	15,952	2.6%	16,403	2.7%
1-4 Family	71,727	11.8%	79,285	13.1%
Multifamily	9,411	1.5%	15,707	2.6%
Non-farm non-residential	300,494	49.5%	261,744	43.0%
Total real estate	467,645	77.0%	465,168	76.6%

Agricultural	20,609	3.4%	18,536	3.0%
Commercial and industrial	101,522	16.7%	105,555	17.4%
Consumer and other	17,629	2.9%	17,926	3.0%
Total loans before unearned income	607,405	100.0%	607,185	100.0%
Less: unearned income	(918)		(816)
Total loans after unearned income	$606,487		$606,369

The following table sets forth the maturity distribution of the loan portfolio and the allocation of fixed and floating rate loans:

	June 30, 2009
	Fixed	Floating	Total
	(unaudited, in thousands)

One year or less	$218,600	$134,450	$353,050
One to five years	157,803	45,731	203,534
Five to 15 years	23,913	178	24,091
Over 15 years	17,242	-	17,242
Subtotal	417,558	180,359	597,917
Nonaccrual loans			8,570
Total loans after unearned income	$417,558	$180,359	$606,487

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
The allowance for loan losses totaled $6.7 million or 1.10% of total loans at June 30, 2009 and $6.5 million or 1.07% of total loans at December 31, 2008.  Changes in the allowance for loan losses for the six months ended June 30, 2009 (unaudited) and the year ended December 31, 2008 are as follows:

	June 30,	December 31,
	2009	2008
	(in thousands)

Balance beginning of period	$6,482	$6,193
Provision charged to expense	1,349	1,634
Loans charged-off	(1,213)	(1,613)
Recoveries	83	268
Allowance for loan losses	$6,701	$6,482

           The following table sets forth, for the periods indicated, the allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off:

	Six Months Ended
	June 30,	June 30,
	2009	2008
	(unaudited, in thousands)

Balance at beginning of period	$6,482	$6,193

Charge-offs:
Real estate loans:
Construction and land development	(63)	(166)
Farmland	-	(10)
One- to four- family residential	(355)	(71)
Non-farm non-residential	(336)	-
Commercial and industrial loans	(120)	(240)
Consumer and other	(339)	(156)
Total charge-offs	(1,213)	(643)

Recoveries:
Real estate loans:
Construction and land development	1	1
Farmland	1	-
One- to four- family residential	10	4
Commercial and industrial loans	15	5
Consumer and other	56	108
Total recoveries	83	118

Net charge-offs	(1,130)	(525)
Provision for loan losses	1,349	692

Balance at end of period	$6,701	$6,360

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
Other intangible assets continue to be amortized over their useful lives. Goodwill was $2.0 million at June 30, 2009 and December 31, 2008.
Mortgage servicing rights totaled $112,000 and core deposit intangibles totaled $1.9 million at June 30, 2009. The mortgage servicing rights and core deposit intangibles are both subject to amortization. The core deposits reflect the value of deposit relationships, including the beneficial rates, which arose from the purchase of other financial institutions and the purchase of various banking center locations from one single financial institution. The following table summarizes the Company’s purchased accounting intangible assets subject to amortization.

	As of June 30, 2009			As of December 31, 2008
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(unaudited, in thousands)

Core deposit intangibles	$7,997	$6,103	$1,894	$7,997	$5,948	$2,049
Mortgage servicing rights	133	21	112	32	3	29
Total	$8,130	$6,124	$2,006	$8,029	$5,951	$2,078

Note 5. Borrowings
Short term borrowings totaled $26.2 million at June 30, 2009 and consists of $8.2 million in federal funds purchased, $13.3 million in repurchase agreements and $4.7 million in outstanding borrowings on a line of credit.
In March 2009 the Company borrowed $6.0 million on its available line of credit and injected the $6.0 million into the First Guaranty Bank to enhance capital. At June 30, 2009, the outstanding balance on this line of credit totaled $4.7 million.  The interest rate on the line of credit is a floating rate and is set at prime less 100 basis points with a floor of four percent (4.00%). The Company intends to repay the debt in full by December 31, 2009.  The line of credit expired on June 30, 2009 and was renewed through August 31, 2009.  At time of renewal, the line of credit was reduced from $15.0 million to $7.0 million.  The annual renewal will be for one year and the availability will be reevaluated at that time.
The Company is in default of one covenant imposed on its line of credit. The covenant states that each of the Company’s subsidiaries must maintain a well capitalized categorization as defined by the federal regulatory requirements at all times.  For the quarter ended June 30, 2009, First Guaranty Bank did not achieve a well capitalized status.  The Company will request a waiver of this covenant but there can be no assurance the lender will consent to the waiver.
Long term borrowings decreased in 2009 to $3.4 million from $8.4 million at December 31, 2008.  Long term borrowings at June 30, 2009 consisted of one Federal Home Loan Bank advance which matures on October 1, 2009.

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
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in noninterest expense. During the quarters ended June 30, 2009 and 2008, the Company has not recognized any interest or penalties in its consolidated financial statements, nor has it recorded an accrued liability for interest or penalty payments.
At this time, no tax years are under examination. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations for years before 2005.

Note 7.  Recent Accounting Pronouncements
In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (Codification)will become the source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles (U.S. GAAP).  The Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative.  The Codification is effective for interim and annual periods ending after September 15, 2009.  The Codification is effective for the Company during its interim period ending September 30, 2009 and is not expected to have an impact on its financial condition or results of operations.  The Company is currently evaluating the impact to its financial reporting process of providing Codification references in its public filings.
On June 12, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“FAS 166”), and SFAS No.167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”), which change the way entities account for securitizations and special-purpose entities.
FAS 166 is a revision to FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. FAS 166 also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures.
FAS 167 is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

     Both FAS 166 and FAS 167 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of FAS 166 shall be applied to transfers that occur on or after the effective date. Management has not determined the impact adoption may have on the Company’s consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires entities to disclose the date through which it has evaluated subsequent events and the basis for that date.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009.  SFAS 165 was effective for the Company as of June 30, 2009.  The adoption of SFAS 165 did not have a material impact on our financial condition, results of operations, or disclosures.
In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market is inactive; eliminates the presumption that all transactions are distressed unless proven otherwise requiring an entity to base its conclusion on the weight of evidence; and requires an entity to disclose a change in valuation technique resulting from application of the FSP and to quantify its effects, if practicable. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP in the second quarter.  The adoption had no material effect on the results of operations or financial position.
In April 2009, the FASB issued FSP 115-2 and FSP 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP changes existing guidance for determining whether an impairment is other than temporary to debt securities; replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis; requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize the amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are credit losses; requires an entity to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income; and at adoption, requires an entity to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is more likely than not that the entity will be required to sell the security before recovery. FSP 115-2 and FSP 124-2 are effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP in the second quarter.  The adoption had no material effect on the results of operations or financial position.
In April 2009, the FASB issued FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP in the second quarter.  The adoption had no material effect on the results of operations or financial position.
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

Note 8.  Subsequent Events
On July 8, 2009, the Company committed to the Federal Reserve Bank (the “FRB”) and the Louisiana Office of Financial Institution (the “OFI”) to inject $10 million in capital by September 15, 2009. On August 7, 2009, the Company received preliminary approval for participation in the Department of Treasury (the “Treasury”) Troubled Asset Relief Program Capital Purchase Program (the “CPP”) under the Emergency Economic Stabilization Act of 2008.  The Treasury preliminarily approved the Company’s application in the amount of $20,699,000.
The Treasury will confirm this amount prior to funding as this amount cannot exceed 3% of the Company’s institution’s risk-weighted assets based upon information contained in the latest quarterly supervisory report.  The Treasury may also slightly decrease this amount in order to avoid the issuance of fractional shares.
Funding is anticipated to occur on or before Friday, September 4, 2009. Communication between the Company, the FRB and the OFI has begun as to whether the TARP funds satisfy the $10 million capital injection committment. At this time, no decision has been made.

On July 30, 2009, First Guaranty Bank filed the June 30, 2009 Call Report with the FDIC. On or before this date, securities were reviewed for impairment. The Company did not record any other-than-temporary impairment charges during the second quarter of 2009.
                As of June 30, 2009, the Company owned $250,000 par value, $241,818 book value and $19,044 market value, debt securities of Colonial National Bank (“CNB”), located in Montgomery, Alabama. As of June 30, 2009, CNB was adequately capitalized and had preliminary approval to issue a maximum of $553 million of TARP preferred stock to the U. S. Treasury Department subject to certain conditions, including raising $300 million in additional capital from unaffiliated parties. CNB proposed a $300 million deal with Florida-based Taylor Bean & Whitaker (TBW). The due diligence period was extended to July 31, 2009. With the potential capital infusion and TARP funds still a viable option as of July 30, 2009, the Company did not record an OTTI charge for CNB as of June 30, 2009.
                On July 31, 2009, CNB issued their June 30, 2009 Form 10-Q. It was disclosed that CNB and TBW elected on July 31, 2009 to mutually terminate the stock purchase agreement. As a result of the above regulatory actions and the current uncertainties associated with CNB's ability to increase its capital levels to meet regulatory requirements, CNB’s management has concluded that there is substantial doubt about CNB’s ability to continue as a going concern. FGB will continue to monitor the status of CNB and their associated financial results and capital efforts as well as regulatory compliance and record any appropriate OTTI adjustments associated with such review.
Subsequent events have been evaluated for their potential impact on the financial statements through August 14, 2009, which is the date these financial statements were issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis is intended to highlight the significant factors affecting the Company's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data for the three and  six months ended June 30, 2009 and 2008 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly the Company's financial position and results of operations for such periods.

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

Second Quarter Overview
Financial highlights for the second quarter of 2009 are as follows:
•
Net income for the second quarter of 2009 and 2008 was $1.3 million and $2.1 million, respectively, with earnings per common share of $0.23 and $0.38, respectively. The earnings for the second quarter 2009 decreased due primarily to the compression placed on the net interest margin with the decline in shorter term market interest rates, an increase in the provision for loan losses and an increase in other noninterest expense from a special FDIC assessment charge. Year-to-date net income totaled $2.4 million as of June 30, 2009 and $4.5 million as of June 30, 2008.

•
Net interest income for the second quarter of 2009 and 2008 was $7.4 million and $7.9 million, respectively. The net interest margin was 3.1% for the second quarter 2009 and 4.3% for the second quarter 2008.

•	The provision for loan losses for the second quarter of 2009 was $701,000 compared to $490,000 for the second quarter of 2008.
•
Total assets as of June 30, 2009 were $958.6 million, an increase of $87.2 million or 10.0% when compared to $871.4 million at December 31, 2008. The increase in assets primarily resulted from cash received from deposit growth which was ultimately invested in available for sale investment securities.

•
Investment securities totaled $255.4 million at June 30, 2009, an increase of $116.3 million when compared to $139.2 million at December 31, 2008. The increase in securities was a result of deploying cash on hand, cash from maturing time deposits with banks and cash from increases in deposits. At June 30, 2009, available for sale securities, at fair value totaled $252.6 million, an increase of $138.2 million when compared to December 31, 2008. Held to maturity securities, at cost, totaled $2.8 million, a decrease of $22.0 million when compared to $24.8 million at December 31, 2008.

•
The net loan portfolio at June 30, 2009 totaled $599.8 million, a decrease of $101,000 from the December 31, 2008 level of $599.9 million. Net loans reflect a reduction for the allowance for loan losses which totaled $6.7 million for June 30, 2009 and $6.5 million for December 31, 2008.

•	Non-performing assets at June 30, 2009 were $10.2 million, an increase of $0.3 million compared to December 31, 2008.
•
Total deposits increased $72.0 million or 9.2% in 2009 compared to December 31, 2008. Of this increase, individual and business deposits increased by $19.1 million and deposits from public fund deposits increased by $52.9 million.

•	Return on average assets for the quarters ended June 30, 2009 and 2008 were 0.53% and 1.10%, respectively and return on average equity for the same periods were 7.71% and 12.38%, respectively.
•
As of June 30, 2009, the year-to-date return on average assets (“ROAA”) and return on average equity (“ROAE”) were 0.50% and 7.24% respectively. The year-to-date ROAA and ROAE were 1.14% and 13.06% for the same period in 2008.

•	In each of the first two quarters 2009 and 2008, the Company’s Board of Directors declared cash dividends of $0.16 per common share.

Financial Condition

Changes in Financial Condition from December 31, 2008 to June 30, 2009

General. Total assets as of June 30, 2009 were $958.6 million, an increase of $87.2 million or 10.0% when compared to $871.4 million at December 31, 2008. The increase in assets resulted from purchasing additional securities classified as available for sale in an effort to deploy cash on hand, cash received from the maturity of time deposits with banks and cash from increased deposits.  Investment securities increased $116.3 million during the first six months of 2009.

Cash and Cash Equivalents.  Cash and cash equivalents at June 30, 2009 totaled $56.0 million, a decrease of $22.0 million when compared to $78.0 million at December 31, 2008. Cash and due from banks decreased $47.9 million, interest-earning demand deposits with banks increased $26.8 million and federal funds sold decreased $0.8 million.

Investment Securities.  Investment securities at June 30, 2009 totaled $255.4 million, an increase of $116.3 million when compared to $139.2 million at December 31, 2008.  The net change in securities was a result of the Company purchasing additional securities classified as available for sale using cash on hand, cash received from maturing time deposits with banks and cash received from increased deposits into investment securities.
The securities portfolio consisted principally of U.S. Government agency securities, mortgage-backed obligations, asset-backed securities, corporate debt securities and mutual funds or other equity securities. The securities portfolio provides us with a relatively stable source of income and provides a balance to interest rate and credit risks as compared to other categories of assets.
At June 30, 2009, $78.8 million or 30.8% of the securities portfolio was scheduled to mature in less than one year. This includes $71.5 million in discount notes that are being used solely for pledging purposes. When excluding these securities, only 2.9% of securities mature in less than one year. Securities with maturity dates over 15 years totaled 2.5% of the total portfolio. The average maturity of the securities portfolio was 5.3 years.
At June 30, 2009, securities totaling $252.6 million were classified as available for sale and $2.8 million were classified as held to maturity, compared to $114.4 million classified as available for sale and $24.8 million classified as held to maturity at December 31, 2008.  The decrease in held to maturity securities resulted from called securities.  Management periodically assesses the quality of our investment holdings using procedures similar to those used in assessing the credit risks inherent in the loan portfolio.
On June 30, 2009, certain investment securities had continuous unrealized loss positions for more than 12 months. As of June 30, 2009, the unrealized losses on these securities totaled $3.0 million. Substantially all of these losses were in corporate securities, preferred securities and asset-backed securities. At June 30, 2009, 34 securities were graded below investment grade with a total book value of $8.3 million and 11 securities had no rating with a total book value of $0.8 million. All of the non-investment grade securities referenced above were initially investment grade and have been downgraded since purchase. As of June 30, 2009, the evaluation of securities with continuous unrealized losses indicated that there were no credit losses evident. Furthermore, the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these debt securities before the anticipated recovery of the amortized cost basis. At June 30, 2009 no losses in the securities portfolio were considered other than temporary and no impairment charges were recorded on the investment securities portfolio during the six month period ended June 30, 2009. See Note 8 of the Notes to the Consolidated Financial Statements included in this Form 10-Q.
Average securities as a percentage of average interest-earning assets were 26.1% for the six-month period ended June 30, 2009 and 16.4% for the same period in 2008. Most securities held at June 30, 2009 qualified as securities pledgeable to collateralize repurchase agreements and public funds. Securities pledged at June 30, 2009 totaled $150.7 million.

Loans. The origination of loans is our primary use of our financial resources and represents the largest component of earning assets. Total loans accounted for 63.3% of total assets at June 30, 2009, a decrease when compared to 69.6% at December 31, 2008. There are no significant concentrations of credit to any borrower or industry. As of June 30, 2009, 77.0% of our loan portfolio was secured primarily or secondarily by real estate. The largest portion of our loan portfolio is in non-farm non-residential loans secured by real estate, which accounts for 49.5% of our total portfolio.

Our loan portfolio at June 30, 2009 totaled $606.5 million, an increase of approximately $0.1 million from the December 31, 2008 level of $606.4 million. Total loans include $42.6 million in syndicated loans acquired via assignment. Syndicated loans meet the same underwriting criteria used when making in-house loans. The allowance for loan losses totaled $6.7 million at June 30, 2009 and $6.5 million at December 31, 2008. Fixed rate loans increased from $309.6 million or 51.1% of the total loan portfolio at December 31, 2008 to $417.6 million, or 68.9% of the total loan portfolio at June 30, 2009. Fixed rate loans include loans with a fixed rate until maturity and loans with variable rates with interest rate floors in which the current variable interest rate is lower than the floor.  During the six months ended June 30, 2009, a significant portion of new and renewed variable rate loans have been funded with interest rate floors, which provides us with a minimum level of interest income.  Loan charge-offs totaled $1.0 million during the first six months of 2009, compared to $0.3 million during the same period of 2008.  Recoveries totaled $83,000 and $63,000 during the first six-months of 2009 and 2008, respectively.

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
The table below sets forth the amounts and categories of our non-performing assets at June 30, 2009 (unaudited) and December 31, 2008.

	June 30,	December 31,
	2009	2008
	(in thousands)
Non-accrual loans:
Real estate loans:
Construction and land development	$2,781	$1,644
Farmland	-	182
One- to four- family residential	2,047	1,445
Non-farm non-residential	2,461	5,263
Non-real estate loans:
Commercial and industrial	1,178	275
Consumer and other	103	320
Total non-accrual loans	8,570	9,129

Loans 90 days and greater delinquent
and still accruing:
Real estate loans:
Construction and land development	185	-
One- to four- family residential	384	185
Non-real estate loans:
Commercial and industrial	-	17
Consumer and other	2	3
Total loans 90 days greater
delinquent and still accruing	571	205

Total non-performing loans	9,141	9,334

Real estate owned:
Real estate loans:
Construction and land development	197	89
One- to four- family residential	388	223
Non-farm non-residential	464	256
Total real estate owned	1,049	568

Total non-performing assets	$10,190	$9,902

Nonperforming assets totaled $10.2 million or 1.1% of total assets at June 30, 2009, an increase of $0.3 million from December 31, 2008.  Management has not identified additional information on any loans not already included in the nonperforming asset total that indicates possible credit problems that could cause doubt as to the ability of borrowers to comply with the loan repayment terms in the future.
Nonaccrual loans decreased $0.6 million from December 31, 2008 to June 30, 2009, largely due to a decrease in non-farm non-residential and partially offset with increases in nonaccrual construction and land development real estate loans, nonaccrual one- to four- family residential loans and nonaccrual commercial and industrial loans.
Non-farm non-residential nonaccrual loans decreased $2.8 million from December 31, 2008 to June 30, 2009. The decrease was primarily the result of one loan secured by real estate. The borrowers were able to put together a viable plan which was confirmed by a bankruptcy trustee. The borrower had been making adequate protection payments to the Company for several months prior to the plan being confirmed. The Company also received a lump sum payment totaling $50,000 to apply toward the indebtedness upon confirmation of the plan. Monthly amortization payments began immediately after confirmation and are being paid as agreed. The $2.5 million in non-farm non-residential nonaccrual loans at June 30, 2009 consisted primarily of three large credits.  One of the credits totaled $700,000 and was for a steel fabrication company that is still in operation.  This company is currently making payments toward the loan to reduce the balance.  This loan is secured by real estate and we currently have allocated $200,000 of the loan loss reserve for this credit. Another credit consisted of two townhomes and three lots in a golf course development with a loan amount of $802,000. The borrower is currently attempting to liquidate the properties. Another credit in this category is a loan in the amount of $338,000 which is secured by two pieces of real estate. The borrower has agreed to give us a mortgage on an additional piece of property in the event that we restructure the loan and allow them to continue making payments. We are in the process of having the property appraised to determine if restructuring the loan is the best course of action.
The increase in nonaccrual construction and land development loans is partially related to one loan for $522,000 secured by a subdivision development consisting of 17 remaining lots and 6.32 acres of excess land. The loan to value is 58% and the property was appraised for $896,000 in February 2005. The Company is currently in foreclosure and does not anticipate any loss.  In addition, there is a townhome development in which the Company has four of the units financed totaling approximately $600,000.  This loan had a loan to value of 83%.  In the fourth quarter of 2007, the properties securing this loan were appraised at $180,000 each. The Company asked the borrower to pay the loans in full but the borrower was unable to do so.  The Company has filed suit to repossess the property and is currently awaiting the foreclosure sale. Also included in nonaccrual construction and land development loans are two loans which account for a significant portion of the total. One is in the amount of $800,000 and is secured by a single family dwelling that is currently in construction. The borrower is bankrupt, however $600,000 has been escrowed by the bankruptcy court and the bankruptcy court has agreed to a purchase agreement to sell the house. The purchase agreement and the escrowed funds will pay the loan in full. It is estimated to close prior to September 30, 2009. In 2005, we discovered mortgage loans and commitments originated in one branch which involved irregularities that suggest that many of these mortgage loans had been made against overvalued collateral on the basis of misleading loan applications. The other large loan in nonaccrual construction and land development loans is the last one of these fraudulent loans. It is in the amount of $378,000 and is secured by a house that has been completed. We are currently in litigation with the borrower.
The $0.6 million increase in nonaccrual one- to four- family residential loans resulted from a loan in the amount of $578,000 secured by several rental houses in the Baton Rouge area.  The borrower has filed Chapter 11 bankruptcy and the Company is waiting for a plan of repayment to be filed with the bankruptcy court.  The Company has not been able to determine the level of exposure, if any it will experience as a result of the bankruptcy of the borrower. Also included in nonaccrual one- to four- family residential loans is approximately 20 loans ranging from $400,000 to $700. Two of these loans totaling $509,000 were made to one borrower and his business entity. These loans are secured by two pieces of real estate and equipment. We have not yet identified if any exposure exists on this credit and are currently pursuing a sequestration of the equipment and a judgment against the company. Also included in this category are two loans in the amounts of $194,000 and $120,000 that are properties which were flooded during Hurricane Katrina. The borrowers have received commitments from the state to assist in funding the rebuilding of the properties. However, the borrowers must obtain a construction loan which the state will pay off upon completion of the property. We are currently considering making the construction loan.
Non-real estate commercial and industrial nonaccrual loans increased $0.9 million from December 31, 2008 to June 30, 2009.  The largest loan in this category totals $454,000 and is unsecured.  The borrower is in Chapter 11 bankruptcy and has reflected a large net worth on the bankruptcy schedules.  A plan is being developed to allocate cash from one of the borrower’s partnerships to pay the unsecured creditors.  Although this loan is unsecured, the Company currently anticipates receiving 100% payment.  There are also some smaller loans included in this nonaccrual category.  One is in the amount of $86,000 and the Company is in the process of taking a mortgage on the guarantor’s home to pay down a portion of the debt and renew the balance.  Another in the amount of $70,000 has since been worked out and as of July 31, 2009 is no longer in nonaccrual status.
Other real estate increased during the first six months of 2009 by $481,000.  This increase is primarily from the addition of two properties.  One of the properties is an 80 acre tract of land recorded at $155,000.  This loan is guaranteed 90% by Farm Service Agency.  We currently have the property listed with a realtor.  The other property is a warehouse in Southwest Louisiana which is currently recorded at $351,000.  The Company is anticipating having an auction in the near future to liquidate these properties.

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
    Provisions made pursuant to these processes totaled $1.3 million in the first six months of 2009 as compared to $0.7 million for the same period in 2008. Provisions are necessary to maintain the allowance at an adequate level based on loan risk factors and the levels of net loan charge-offs. The provisions made in the first six months of 2009 were taken to provide for current loan losses and to maintain the allowance at an adequate level commensurate with Management’s evaluation of the risks inherent in the loan portfolio. Total charge-offs were $1.2 million for first six months of 2009 as compared to total charge-offs of $0.6 million for the same period in 2008. Recoveries were $83,000 for the first six months of 2009 as compared to recoveries of $118,000 for the same period in 2008.
    During the first six months of 2009, charged-off one-to-four family residential real estate loans totaled $0.4 million and comprised ten small balance loans.
    During the same period, charged-off non-farm non-residential loans totaled $0.3 million and was primarily the result of one loan secured by commercial real estate.  The performance of this loan was primarily supported by the cash flows of the business. The borrower of the commercial loan is a lumber milling and distributing company that had been in business for many years. The loan performed in accordance with its terms until the death of its owner. The distress of the lumber loan resulted from a decrease in lumber prices during 2007 which adversely and significantly affected the borrower’s business.  In January 2008, the Company was able to liquidate receivables and repay a portion of the lumber loan reducing the principle balance from approximately $1.0 million to $0.8 million. The property has been liquidated and the balance of the loan has been fully charged-off.
    Charged-off consumer and other loans during the first six months of 2009 totaled $339,000.  These charge-offs include approximately $50,000 in credit card charge-offs with the remainder in consumer installment charge-offs.  The consumer installment charge-offs include a number of smaller loans and one larger loan in the amount of $70,000.  This loan was a workout loan made to an individual who ultimately liquidated equipment used in a dirt hauling business.  The $70,000 charged-off was the residual balance remaining after liquidation.  This loan was made in the owner’s personal name, therefore classifying it as a consumer loan.
     In some instances, loans are placed on nonaccrual status. All accrued but uncollected interest related to a loan is deducted from income in the period the loan is assigned a nonaccrual status. During the period a loan is in nonaccrual status, any cash receipts are first applied to the principal balance. Once the principal balance has been fully recovered, any residual amounts are applied to expenses resulting from the collection of the payment and to the recovery of any reversed interest income and interest income that would have been due had the loan not been placed on nonaccrual status.  As of June 30, 2009 and December 31, 2008 the Company had loans totaling $8.6 million and $9.1 million, respectively, on which the accrual of interest had been discontinued.

    The allowance at June 30, 2009 was $6.7 million or 1.10% of total loans and 60.1% of nonperforming assets. Management believes that the current level of the allowance is adequate to cover losses in the loan portfolio given the current economic conditions, expected net charge-offs and nonperforming asset levels.
    Other information relating to loans, the allowance for loan losses and other pertinent statistics follows.

	June 30,
	2009	2008
	(unaudited, in thousands)
Loans:
Average outstanding balance	$600,202	$593,450
Balance at end of period	$606,487	$622,202

Allowance for Loan Losses:
Balance at beginning of year	$6,482	$6,193
Provision charged to expense	1,349	692
Loans charged-off	(1,213)	(643)
Recoveries	83	118
Balance at end of period	$6,701	$6,360

Deposits.  Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes.  In this regard, management regularly assesses our funding needs, deposit pricing and interest rate outlooks.  From December 31, 2008 to June 30, 2009, total deposits increased $72.0 million, or 9.2%, to $852.4 million at June 30, 2009 from $780.4 million at December 31, 2008.  During 2009, consumer deposits increased $26.3 million, public fund deposits increased $52.9 million and business deposits decreased $7.2 million.  Noninterest-bearing demand deposits decreased by $4.0 million while interest-bearing deposits increased by $76.0 million.
At June 30, 2009, consumer deposits totaled $464.4 million, business deposits totaled $109.3 million and public fund deposits totaled $278.7 million.  As of June 30, 2009, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $300.8 million.
Average noninterest-bearing deposits decreased to $117.9 million for the six-month period ended June 30, 2009 from $119.9 million for the six-month period ended June 30, 2008. Average noninterest-bearing deposits represented 13.6% and 17.2% of average total deposits for the six-month periods ended June 30, 2009 and 2008, respectively.
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
The following table sets forth the composition of the Company’s deposits at June 30, 2009 (unaudited) and December 31, 2008.

	June 30,	December 31,	Increase/(Decrease)
	2009	2008	Amount	Percent
	(dollars in thousands)
Deposits:
Noninterest-bearing demand	$114,262	$118,255	$(3,993)	-3.4%
Interest-bearing demand	203,605	180,230	23,376	13.0%
Savings	42,233	41,357	876	2.1%
Time	492,276	440,530	51,746	11.7%
Total deposits	$852,376	$780,372	$72,004	9.2%

Borrowings. The Company maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short- and long-term basis to meet liquidity needs. At June 30, 2009, short-term borrowings totaled $26.2 million compared to $9.8 million at December 31, 2008.  Short-term borrowings included $13.3 million in repurchase agreements at June 30, 2009 and $9.8 million in repurchase agreements at December 31, 2008.
Long-term borrowings decreased in 2009 to $3.4 million from $8.4 million at December 31, 2008.  At June 30, 2009 long-term borrowings consisted of one Federal Home Loan Bank advance which matures on October 1, 2009.

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
The Company is in default of one covenant imposed on its line of credit. The covenant states that each of the Company’s subsidiaries must maintain a “Well Capitalized” categorization as defined by the federal regulatory requirements at all times.  For the quarter ended June 30, 2009, First Guaranty Bank did not maintain a “Well Capitalized” status.  The Company will request a waiver of this covenant but there can be no assurance the lender will consent to the waiver. If the lender does not consent to the waiver, the lender can demand immediate payment of the outstanding balance on the line of credit.
 The average amount of total borrowings for the six months ended June 30, 2009 was $23.9 million, compared to $12.1 million for the six months ended June 30, 2008. At June 30, 2009, the Company had $165.0 million in Federal Home Loan Bank letters of credit outstanding obtained solely for collateralizing public deposits.

Equity. Total equity increased to $67.7 million as of June 30, 2009 from $66.6 million as of December 31, 2008.  The increase in stockholders’ equity resulted from net income of $2.4 million and the change in accumulated other comprehensive income of $0.5 million, partially offset by dividends paid to stockholders totaling $1.8 million.  Cash dividends paid were $0.32 per share for the six-month periods ending June 30, 2009 and 2008.

Results of Operations for the Six Months and Three Months Ended June 30, 2009 and June 30, 2008

    Net income. For the quarter ending June 30, 2009, First Guaranty Bancshares, Inc. had consolidated net income of $1.3 million, an $0.8 million decrease from the $2.1 million of net income reported for the second quarter of 2008.  Net income for the six months ended June 30, 2009 was $2.4 million, a decrease of $2.1 million from $4.5 million for the six months ended June 30, 2008. The decrease in net income for the three and six months ended June 30, 2009 resulted from decreased net interest income reflecting the change in the composition of our deposits to higher cost time deposits, higher deposit insurance premiums and an increase in the provision for loan losses.

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
    A financial institution’s asset and liability structure is substantially different from that of an industrial company, in that virtually all assets and liabilities are monetary in nature. Accordingly, changes in interest rates may have a significant impact on a financial institution’s performance. The impact of interest rate changes depends on the sensitivity to changes of our interest-earning assets and interest-bearing liabilities.
    Net interest income for the quarter ended June 30, 2009 was $7.4 million, a decrease of $0.5 million when compared to $7.9 million for the second quarter in 2008. Net interest income for the six-month period ended June 30, 2009 totaled $14.3 million. This reflects a decrease of $1.7 million when compared to the six-month period ended June 30, 2008.  The decrease in net interest income for both the three month and six month periods reflected a decrease in net interest spread and net interest margin as the yield on our interest-earning assets decreased more than the cost of our interest-bearing liabilities.
    The net interest income yield shown below in the average balance sheet is calculated by dividing net interest income by average interest-earning assets and is a measure of the efficiency of the earnings from balance sheet activities. It is affected by changes in the difference between interest on interest-earning assets and interest-bearing liabilities and the percentage of interest-earning assets funded by interest-bearing liabilities (leverage). The leverage for the six months ending June 30, 2009 was 84.1%, compared to 79.8% for the same period in 2008.
    The following table sets forth average balance sheets, average yields and costs, and certain other information for the six months ended June 30, 2009 and 2008, respectively. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	Six Months Ended June 30,
	2009			2008
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits with banks	$43,062	$309	1.4%	$1,024	$14	2.7%
Securities (including FHLB stock)	240,377	4,542	3.8%	121,484	2,940	4.9%
Federal funds sold	38,522	27	0.1%	23,525	358	3.1%
Loans held for sale	152	3	4.4%	916	35	7.7%
Loans, net of unearned income	600,202	17,530	5.9%	593,450	20,999	7.1%
Total interest-earning assets	922,315	22,412	4.9%	740,399	24,346	6.6%

Noninterest-earning assets:
Cash and due from banks	18,388			23,255
Premises and equipment, net	16,202			16,217
Other assets	9,166			5,535
Total	$966,071			$785,406

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Demand deposits	$225,289	822	0.7%	$202,123	1,641	1.6%
Savings deposits	41,663	77	0.4%	44,818	102	0.5%
Time deposits	484,474	7,095	3.0%	331,889	6,467	3.9%
Borrowings	23,921	160	1.3%	12,088	211	3.5%
Total interest-bearing liabilities	775,347	8,154	2.1%	590,918	8,421	2.9%

Noninterest-bearing liabilities:
Demand deposits	117,943			119,946
Other	5,986			5,904
Total liabilities	899,276			716,768
Stockholders' equity	66,795			68,638
Total	$966,071			$785,406
Net interest income		$14,257			$15,925
Net interest rate spread (1)			2.8%			3.7%
Net interest-earning assets (2)	$146,968			$149,481
Net interest margin (3)			3.1%			4.3%

Average interest-earning assets to
interest-bearing liabilities			119.0%			125.3%

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
    Provisions for loan losses totaled $0.7 million for the quarter ended June 30, 2009, an increase of $0.2 million when compared to the same quarter in 2008. Year-to-date provisions totaled $1.3 million for the first six months of 2009 as compared to $692,000 for the same period in 2008. Provisions are necessary to maintain the allowance at an adequate level based on loan risk factors and the levels of net loan charge-offs. The provisions made in the first six months of 2009 and 2008 were taken to provide for current loan losses and to maintain the allowance at an adequate level commensurate with Management’s evaluation of the risks inherent in the loan portfolio. Total charge-offs were $1.2 million for the first six months of 2009 as compared to $0.6 million for the same period in 2008. Recoveries were $83,000 for the first six months of 2009 as compared to $118,000 for the same period in 2008.

    Noninterest Income. Noninterest income includes deposit service charges, return check charges, bankcard fees, other commissions and fees, gains and/or losses on sales of securities and loans, and various other types of income.
    Noninterest income for the quarter ended June 30, 2009 totaled $1.5 million, a decrease of $53,000 when compared to the same period in 2008. This decrease in noninterest income resulted primarily from a decrease in other noninterest income.

    Noninterest income for the first six months of 2009 totaled $2.8 million, down $158,000 when compared to the same period in 2008. This decrease was primarily due to a decrease in other noninterest income from a large reimbursement from Fidelity which was received in 2008 for incorrect fees billed on our ATM services contract.

    Noninterest Expense.  Noninterest expense includes salaries and employee benefits, occupancy and equipment expense, net cost from other real estate and repossessions, regulatory assessments and other types of expenses. Noninterest expense for the second quarter in 2009 totaled $6.2 million, an increase of $0.5 million from the same period in 2008. Other noninterest expense increased $0.4 million for the second quarter 2009 when compared to the same period in 2008 primarily from increased regulatory assessment expenses including a combination of an FDIC special assessment of five basis points of total assets less Tier 1 Capital on June 30, 2009 and a higher level of regular quarterly premiums which totaled $475,000.
    Noninterest expense totaled $12.1 million for the six months ended June 30, 2009, compared to $11.4 million for the same period in 2008, an increase of $0.7 million. Salaries and benefits totaled $5.5 million for the first six months of 2009, an increase of $0.3 million when compared to the same period in 2008.  At June 30, 2009, our full-time equivalent employees totaled 225.5, compared to 223 full-time equivalent employees during the same period of 2008. Occupancy and equipment expense totaled $1.4 million for the first six months of 2009, a decrease of $19,000 when compared to the same period in 2008. Net cost of other real estate and repossessions increased $97,000 when comparing the six month periods ending 2009 and 2008. Regulatory assessments totaled $0.9 million for the first six months of 2009, an increase of $0.7 million compared to $0.2 million for the same period in 2008. The increased regulatory assessment expenses resulted from a combination of an FDIC special assessment of five basis points of total assets less Tier 1 Capital which was estimated at $470,000 on June 30, 2009 and a higher level of regular quarterly premiums totaling $475,000 for the first six months of 2009.  If the FDIC estimates that the Deposit Insurance Fund reserve ratio falls to a level that would negatively affect public confidence in federal deposit insurance, it may impose additional special assessments in the third or fourth quarter. Our regulatory capital ratios decreased during the second quarter 2009 below “well capitalized” status based on regulatory standards, which will cause increases in FDIC insurance assessments. Other noninterest expense reflects a decrease of $383,000 when comparing the six-month periods ended 2009 and 2008 primarily due to a decrease in legal and professional fees.  The table below presents the components of other noninterest expense as of the three months and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Other noninterest expense:
Legal and professional fees	$299	$394	$590	$830
Data processing	449	410	888	906
Marketing and public relations	272	278	467	557
Insurance	9	57	112	111
Taxes - sales and capital	158	174	321	346
Operating supplies	127	134	248	271
Travel and lodging	105	102	199	212
Other	631	628	1,212	1,187
Total other expense	$2,050	$2,177	$4,037	$4,420

    Income Taxes. The provision for income taxes totaled $0.7 million and $1.1 million for the quarters ended June 30, 2009 and 2008, respectively. The provision for income taxes for the six months ended June 30, 2009 decreased $1.1 million to $1.3 million from $2.4 million for the same period in 2008. The decrease in the provision for income taxes reflected lower income during both the three-month and six-month periods in 2009. In each of the six months ended June 30, 2009 and 2008, the income tax provision approximated the normal statutory rate.  The effective rates were 34.6% and 34.9%, respectively.

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
    We monitor interest rate risk using an interest sensitivity analysis set forth on the following table. This analysis, which we prepare monthly, reflects the maturity and repricing characteristics of assets and liabilities over various time periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at June 30, 2009 reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

	Interest Sensitivity Within
	3 Months	Over 3 Months	Total	Over
	Or Less	thru 12 Months	One Year	One Year	Total
	(unaudited, dollars in thousands)
Earning Assets:
Loans (including loans held for sale)	$276,624	$128,662	$405,286	$201,348	$606,634
Securities (including FHLB stock)	73,478	6,261	79,739	176,638	256,377
Federal funds sold	-	-	-	-	-
Other earning assets	26,782	13,613	40,395	-	40,395
Total earning assets	376,884	148,536	525,420	377,986	$903,406

Source of Funds:
Interest-bearing accounts:
Demand deposits	147,722	-	147,722	55,883	203,605
Savings	10,558	-	10,558	31,675	42,233
Time deposits	184,439	208,559	392,998	99,278	492,276
Short-term borrowings	21,533	4,660	26,193	-	26,193
Long-term borrowings	-	3,368	3,368	-	3,368
Noninterest-bearing, net	-	-	-	135,731	135,731
Total source of funds	364,252	216,587	580,839	322,567	$903,406
Period gap	12,632	(68,051)	(55,419)	55,419
Cumulative gap	$12,632	$(55,419)	$(55,419)	$-

Cumulative gap as a
percent of earning assets	1.40%	-6.13%	-6.13%

Liquidity and Capital Resources

    Liquidity. Liquidity refers to the ability or flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available to meet customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. Liquid assets include cash and due from banks, interest-earning demand deposits with banks, federal funds sold and available for sale investment securities. Including securities pledged to collateralize public fund deposits, these assets represent 32.2% and 22.1% of the total liquidity base at June 30, 2009 and December 31, 2008, respectively. In addition, the Company maintained borrowing availability with the Federal Home Loan Bank totaling $217.9 million and $226.5 million at June 30, 2009 and December 31, 2008, respectively.  As of June 30, 2009, our net availability of borrowing capacity at the Federal Home Loan Bank was $49.6 million, compared to $63.1 million at December 31, 2008 largely due to an additional $10.0 million in letters of credit used solely to pledge to public fund deposits. We also maintain federal funds lines of credit at three other correspondent banks with borrowing capacity of $78.2 million at June 30, 2009 and December 31, 2008. As of June 30, 2009, the Company had $4.7 million outstanding on these lines of credit. At December 31, 2008, the Company did not have an outstanding balance on these lines of credit. Management believes there is sufficient liquidity to satisfy current operating needs.

    During the first quarter of 2009, total assets increased to the extent that it resulted in a reduction of regulatory capital ratios. As a result, in March 2009 the Company borrowed $6.0 million on its available line of credit and injected the $6.0 million into the Bank to enhance capital. The interest rate on the line of credit is a floating rate and is set at prime less 100 basis points with a floor of four percent (4.00%). The Company intends to repay the debt in full by December 31, 2009.  As a result of this additional debt, the Company’s interest expense will likely increase until the loan is repaid.

    Capital Resources.  The Company’s capital position is reflected in stockholders’ equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.
    Stockholders’ equity was $67.7 million at June 30, 2009, an increase of $1.1 million when compared to $66.6 million at December 31, 2008. The increase in stockholders’ equity resulted from net income of $2.4 million and the change in accumulated other comprehensive income of $0.5 million, partially offset by dividends paid to stockholders totaling $1.8 million.

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
    As a result of investment downgrades by the rating agencies during the first and second quarter, a total of 14 securities including nine trust preferred securities and five asset-backed securities were rated as “highly speculative grade” debt securities. As a consequence, the Bank is required to maintain higher levels of regulatory risk-based capital for these securities due to the greater perceived risk of default by the underlying bank and insurance company issuers. Specifically, regulatory guidance requires the Bank to apply a higher “risk weighting formula” for these securities to calculate its regulatory capital ratios. The result of that calculation increased the Bank’s risk-weighted assets for these securities to $28.3 million, well above the $2.3 million in amortized cost of these securities as of June 30, 2009, thereby significantly diluting the regulatory capital ratios. Upon applying the higher level of risk weighted assets to the Banks’ regulatory capital ratios, the calculated ratios are as follows at June 30, 2009: a Tier 1 leverage ratio of 7.26% (compared to a “well capitalized” threshold of 5.0%); a Tier 1 risk-based capital ratio of 8.97% (compared to a “well capitalized threshold of 6.00%); and a total risk based capital ratio of 9.82% (compared to a “well capitalized threshold of 10.00% and an “adequately capitalized” threshold of 8.00%)
    At June 30, 2009, we satisfied the minimum regulatory capital requirements and were “adequately capitalized” within the meaning of federal regulatory requirements.

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

Item 1A.  Risk Factors

FDIC Insurance Assessments Will Increase From Not Maintaining a Well Capitalized Status.

Our regulatory capital ratios decreased during the second quarter 2009 below “well capitalized” status based on regulatory standards.  At June 30, 2009, we satisfied the minimum regulatory capital requirements and were “adequately capitalized” within the meaning of federal regulatory requirements.  Our FDIC insurance assessments will increase due to this change in regulatory capital status.

We Hold Certain Intangible Assets that Could Be Classified as Impaired in the Future.  If These Assets Are Considered to Be Either Partially or Fully Impaired in the Future, Our Earnings and the Book Values of These Assets Would Decrease.

Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, we are required to test our goodwill and core deposit intangible assets for impairment on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities and information concerning the terminal valuation of similarly situated insured depository institutions. The market price for our common shares was above the tangible book value at October 1, 2008, the date of our impairment testing, and June 30, 2009.  If there is a decline in the market value of our common shares and a decline in the market prices of the common shares of similarly situated insured depository institutions during future reporting periods it is possible that future impairment testing could result in a partial or full impairment of the value of our goodwill or core deposit intangible assets, or both. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common shares or our regulatory capital levels.

Any Future FDIC Insurance Premiums Will Adversely Impact Our Earnings.

On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution's assets minus Tier I capital as of June 30, 2009. The special assessment is payable on September 30, 2009. We recorded an expense of $470,000 during the quarter ended June 30, 2009, to reflect the special assessment. The final rule permits the FDIC's Board of Directors to levy up to two additional special assessments of up to five basis points each during 2009 if the FDIC estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the FDIC's Board of Directors believes would adversely affect public confidence or to a level that will be close to or below zero. The FDIC has publicly announced that it is probable that it will levy an additional special assessment of up to five basis points later in 2009, the amount and timing of which are currently uncertain. Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period. In addition, the FDIC materially increased the general assessment rate and, therefore, our FDIC general insurance premium expense will increase substantially compared to prior periods.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
    Item 2 is nonapplicable and is therefore not included.

Item 3.  Defaults Upon Senior Securities
    The Company is in default of one covenant imposed on its line of credit. The covenant states that each of the Company’s subsidiaries must maintain a “Well Capitalized” categorization as defined by the federal regulatory requirements at all times.  For the quarter ended June 30, 2009, First Guaranty Bank did not maintain a “Well Capitalized” status.  The Company will request a waiver of this covenant but there can be no assurance the lender will consent to the waiver. If the lender does not consent to the waiver, the lender can demand immediate payment of the outstanding balance on the line of credit.

Item 4.  Submission of Matters to a Vote of Security Holders
    The Company’s Annual Meeting of Stockholders was held on May 21, 2009.

    With respect to the election of 3 directors to serve one year and until their successors are elected and qualified, the following are the numbers of shares voted for each nominee:

Nominees	For	Against
William K. Hood	3,862,958	2,608
Alton B Lewis	3,856,596	8,970
Marshall T. Reynolds	3,861,016	4,550

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

FIRST GUARANTY BANCSHARES, INC.

Date:                      August 14, 2009                                              By:/s/Michael R. Sharp
                                        Michael R. Sharp
President and
Chief Executive Officer

Date:                      August 14, 2009                                              By:/s/Michele E. LoBianco
Michele E. LoBianco
Chief Financial Officer
Secretary and Treasurer