Form 10-Q
period 2009-09-30
First Guaranty Bancshares, Inc.
filed 2009-11-13
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2009
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
Yes [ ]   No [X]

As of November 5, 2009, the registrant had 5,559,644 shares of $1 par value common stock which were issued and outstanding.

PART I.                 FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 30,	December 31,
	2009	2008
Assets	(unaudited)
Cash and cash equivalents:
Cash and due from banks	$15,101	$77,159
Interest-earning demand deposits with banks	37,512	20
Federal funds sold	-	838
Cash and cash equivalents	52,613	78,017

Interest-earning time deposits with banks	13,123	21,481

Investment securities:
Available for sale, at fair value	245,943	114,406
Held to maturity, at cost (estimated fair value of
$2,837 and $24,936, respectively)	2,665	24,756
Investment securities	248,608	139,162

Federal Home Loan Bank stock, at cost	948	944
Loans held for sale	-	-

Loans, net of unearned income	595,152	606,369
Less: allowance for loan losses	6,895	6,482
Net loans	588,257	599,887

Premises and equipment, net	16,243	16,141
Goodwill	1,999	1,980
Intangible assets, net	1,952	2,078
Other real estate, net	1,140	568
Accrued interest receivable	6,635	4,611
Other assets	3,410	6,563
Total Assets	$934,928	$871,432

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing demand	$116,878	$118,255
Interest-bearing demand	181,140	180,230
Savings	42,990	41,357
Time	479,630	440,530
Total deposits	820,638	780,372

Short-term borrowings	11,495	9,767
Accrued interest payable	3,789	3,033
Long-term borrowings	845	8,355
Other liabilities	3,702	3,275
Total Liabilities	840,469	804,802

Stockholders' Equity
Preferred stock:
Series A - $1,000 par value - authorized 5,000 shares; issued
and outstanding 2,069.9 shares	19,529	-
Series B - $1,000 par value - authorized 5,000 shares; issued
and outstanding 103 shares	1,151	-
Common stock:
$1 par value - authorized 100,600,000 shares; issued and
outstanding 5,559,644 shares	5,560	5,560
Surplus	26,459	26,459
Retained earnings	39,200	37,769
Accumulated other comprehensive income (loss)	2,560	(3,158)
Total Stockholders' Equity	94,459	66,630
Total Liabilities and Stockholders' Equity	$934,928	$871,432

See Notes to Consolidated Financial Statements.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(dollars in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Interest Income:
Loans (including fees)	$9,075	$10,105	$26,605	$31,104
Loans held for sale	2	2	5	37
Deposits with other banks	63	8	372	22
Securities (including FHLB stock)	3,039	1,695	7,581	4,635
Federal funds sold	6	20	33	378
Total Interest Income	12,185	11,830	34,596	36,176

Interest Expense:
Demand deposits	296	664	1,118	2,305
Savings deposits	12	48	89	150
Time deposits	3,286	2,782	10,381	9,249
Borrowings	68	134	228	345
Total Interest Expense	3,662	3,628	11,816	12,049

Net Interest Income	8,523	8,202	22,780	24,127
Provision for loan losses	742	407	2,091	1,099
Net Interest Income after Provision for Loan Losses	7,781	7,795	20,689	23,028

Noninterest Income:
Service charges, commissions and fees	1,073	1,034	3,093	3,009
Net gains on sale of securities	33	-	43	3
Loss on securities impairment	(242)	(4,611)	(242)	(4,611)
Net gains on sale of loans	74	7	345	182
Other	331	392	852	1,219
Total Noninterest Income	1,269	(3,178)	4,091	(198)

Noninterest Expense:
Salaries and employee benefits	2,691	2,700	8,184	7,878
Occupancy and equipment expense	705	743	2,116	2,173
Net cost from other real estate & repossessions	86	116	266	200
Regulatory assessment	399	161	1,344	412
Other	2,206	2,190	6,242	6,610
Total Noninterest Expense	6,087	5,909	18,152	17,273

Income (Loss) Before Income Taxes	2,963	(1,292)	6,628	5,557
Provision (Benefit) for income taxes	1,033	(457)	2,300	1,935
Net Income (Loss)	1,930	(835)	4,328	3,622
Preferred Stock Dividends	(228)	-	(228)	-
Income (Loss) Available to Common Shareholders	$1,702	$(835)	$4,100	$3,622

Per Common Share:
Earnings	$0.31	$(0.15)	$0.74	$0.65
Cash dividends paid	$0.16	$0.16	$0.48	$0.48

Average Common Shares Outstanding	5,559,644	5,559,644	5,559,644	5,559,644

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands, except per share data)

	Series A	Series B				Accumulated
	Preferred	Preferred	Common			Other
	Stock	Stock	Stock		Retained	Comprehensive
	$1,000 Par	$1,000 Par	$1 Par	Surplus	Earnings	Income / (Loss)	Total

Balance December 31, 2007	$0	$0	$5,560	$26,459	$34,849	($335)	$66,533
Net income	-	-	-	-	3,622	-	3,622
Change in unrealized loss
on available for sale securities,
net of reclassification adjustments and taxes	-	-	-	-	-	(3,179)	(3,179)
Comprehensive income							443
Cash dividends on common stock ($0.48 per share)	-	-	-	-	(2,669)	-	(2,669)
Balance September 30, 2008 (unaudited)	$0	$0	$5,560	$26,459	$35,802	($3,514)	$64,307

Balance December 31, 2008	$0	$0	$5,560	$26,459	$37,769	($3,158)	$66,630
Preferred stock issued	19,551	1,148	-	-	-	-	20,699
Net income	-	-	-	-	4,328	-	4,328
Change in unrealized gain (loss)
on available for sale securities,
net of reclassification adjustments and taxes	-	-	-	-	-	5,718	5,718
Comprehensive income							10,046
Cash dividends on common stock ($0.48 per share)	-	-	-	-	(2,669)	-	(2,669)
Preferred stock dividend, amortization and accretion	(22)	3	-	-	(228)	-	(247)
Balance September 30, 2009 (unaudited)	$19,529	$1,151	$5,560	$26,459	$39,200	$2,560	$94,459

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash Flows From Operating Activities
Net income	$4,328	$3,622
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	2,091	1,099
Depreciation and amortization	1,070	1,109
Amortization of discount on investments	(631)	(642)
Gain on call of securities	(43)	(3)
Gain on sale of assets	(313)	(182)
Other than temporary impairment charge on securities	243	4,611
ORE writedowns and loss on disposition	174	35
FHLB stock dividends	(4)	(26)
Net decrease in loans held for sale	-	3,579
Change in other assets and liabilities, net	(1,647)	2,534
Net Cash Provided By Operating Activities	5,268	15,736

Cash Flows From Investing Activities
Proceeds from maturities and calls of HTM securities	22,097	2,180
Proceeds from maturities and calls of AFS securities	1,213,555	625,460
Funds invested in AFS securities	(1,336,004)	(629,698)
Proceeds from sale of Federal Home Loan Bank stock	-	505
Funds invested in Federal Home Loan Bank stock	-	(1,857)
Funds invested in time deposits with banks	(13,613)	(22,216)
Proceeds from maturities of time deposits with banks	21,971	24,305
Net decrease (increase) in loans	8,465	(31,514)
Purchase of premises and equipment	(905)	(446)
Proceeds from sales of premises and equipment	24	-
Proceeds from sales of other real estate owned	328	232
Additional acquisition costs paid	-	(84)
Net Cash Used In Investing Activities	(84,082)	(33,133)

Cash Flows From Financing Activities
Net increase (decrease) in deposits	40,273	(7,687)
Net increase in federal funds purchased and short-term borrowings	1,728	30,920
Proceeds from long-term borrowings	-	10,000
Repayment of long-term borrowings	(7,510)	(3,093)
Proceeds from issuance of preferred stock	20,699	-
Dividends paid	(1,780)	(2,669)
Net Cash Provided By Financing Activities	53,410	27,471

Net (Decrease) Increase In Cash and Cash Equivalents	(25,404)	10,074
Cash and Cash Equivalents at the Beginning of the Period	78,017	58,677
Cash and Cash Equivalents at the End of the Period	$52,613	$68,751

Noncash Activities:
Loans transferred to foreclosed assets	$1,074	$557

Cash Paid During The Period:
Interest on deposits and borrowed funds	$11,060	$12,052
Income taxes	$3,100	$1,200

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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations for the three and nine-month periods ended September 30, 2009 are not necessarily indicative of the results expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are susceptible to significant change in the near term are the allowance for loan losses, valuation of goodwill, intangible assets and other purchase accounting adjustments.

Note 2. Fair Value
Effective January 1, 2008, the Company adopted the provisions of FASB ASC 820-10-65, Fair Value Measurements and Disclosures (SFAS No. 157), for financial assets and liabilities. FASB ASC 820-1-65 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Valuation techniques use certain inputs to arrive at fair value. Inputs to valuation techniques are the assumptions that market participants would use in pricing the asset or liability. They may be observable or unobservable. FASB ASC 820-1-65 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:
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
Impaired Loans.  Certain financial assets such as impaired loans are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The fair value of impaired loans was $9.8 million at September 30, 2009. The fair value of impaired loans is measured by either the obtainable market price (Level 1), the fair value of the collateral as determined by appraisals or independent valuation (Level 2), or the present value of expected future cash flows discounted at the effective interest rate of the loan (Level 3).
Certain non-financial assets and non-financial liabilities are measured at fair value on a non-recurring basis including assets and liabilities related to reporting units measured at fair value in the testing of goodwill impairment, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Fair Value Measurements at
September 30, 2009, Using
Quoted
Prices In
Active
		Markets	Significant
	Assets/Liabilities	For	Other	Significant
	Measured at Fair	Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(Dollars in thousands)	September 30, 2009	(Level 1)	(Level 2)	(Level 3)

Securities available for sale	$ 245,943	$ 22,680	$ 223,263	$ -

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
Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the first nine months of 2009 on a recurring basis are reported in noninterest income or other comprehensive income as follows:

		Other
	Noninterest	Comprehensive
	Income	Income
	(in thousands)

Total gains included in earnings	34	-
(or changes in net assests)

Increase in unrealized gains relating to assets	-	5,718
still held at September 30, 2009

The Company did not record any assets or liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis during the nine months ended September 30, 2009.
FASB ASC 825-10 (SFAS No. 159) provides the Company with an option to report selected financial assets and liabilities at fair value. The fair value option established by this Statement permits the Company to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each reporting date subsequent to implementation.
The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States, and as such has not included any gains or losses in earnings for the nine-month period ended September 30, 2009.

Note 3. Securities Impairment
The Company recorded a non-cash other-than-temporary impairment (“OTTI”) on one available for sale corporate security for the quarter ending September 30, 2009.  The OTTI charges recorded for the quarter ending September 30, 2009 totaled $243,000 before tax and $157,000 after tax.  There were no held to maturity securities in which OTTI charges were taken.
During the third quarter 2008, the U.S. Treasury and the Federal Housing Finance Agency (FHFA) announced that Fannie Mae and Freddie Mac were being placed under conservatorship and giving management control to their regulator, the FHFA. At September 30, 2008, First Guaranty Bank had three securities totaling $3,046,000, on a cost basis, of preferred stock of Fannie Mae and Freddie Mac which had unrealized losses of $1,991,000 and $1,010,000, respectively, debt securities totaling $727,000 and $240,000 issued by Lehman Brothers and Washington Mutual which had unrealized losses of $634,000 and $239,000, respectively.  The Bank also owned $510,000 and $739,000 in asset backed securities issued by TRAPEZA and ALESCO (CDOs) which had unrealized losses of $344,000 and $409,000, respectively. The impact of the above actions and concerns in the market place about the future value of the preferred stock of Fannie Mae and Freddie Mac, as well as the bankruptcy of Lehman Brothers, the acquisition of Washington Mutual by J.P. Morgan and the material decrease in values in asset-backed securities due to the lack of trading has made it unclear when and if the value of these investments will improve in the future. Given the above developments, the Bank recorded a non-cash other-than-temporary impairment (“OTTI”) on these investments for the quarter ending September 30, 2008.  The OTTI charges recorded for the quarter ending September 30, 2008 totaled $4.6 million before tax, $3.0 million after tax.

Note 4. Loans and Allowance for Loan Losses
Loans, net of unearned income, totaled $595.2 million at September 30, 2009 and $606.4 million at December 31, 2008. No loans were held for sale at September 30, 2009 or December 31, 2008.  The loan portfolio is the largest component of assets with total loans, net of allowance for loan losses, accounting for 62.9% and 68.8% of total assets as of September 30, 2009 and December 31, 2008, respectively.  The loan portfolio consists solely of domestic loans.
           Total loans at September 30, 2009 (unaudited) and December 31, 2008 were as follows:

	September 30,		December 31,
	2009		2008
		As % of		As % of
	Balance	Category	Balance	Category
	(dollars in thousands)
Real estate
Construction & land development	$79,294	13.3%	$92,029	15.2%
Farmland	11,690	2.0%	16,403	2.7%
1-4 Family	74,597	12.5%	79,285	13.1%
Multifamily	7,570	1.3%	15,707	2.6%
Non-farm non-residential	288,312	48.4%	261,744	43.0%
Total real estate	461,463	77.4%	465,168	76.6%

Agricultural	19,599	3.3%	18,536	3.0%
Commercial and industrial	97,243	16.3%	105,555	17.4%
Consumer and other	17,692	3.0%	17,926	3.0%
Total loans before unearned income	595,997	100.0%	607,185	100.0%
Less: unearned income	(845)		(816)
Total loans after unearned income	$595,152		$606,369

The following table sets forth the maturity and repricing of the loan portfolio and the allocation of fixed and floating rate loans:

	September 30, 2009
	Fixed	Floating	Total
	(unaudited, in thousands)

One year or less	$232,229	$107,102	$339,331
One to five years	158,728	44,076	202,804
Five to 15 years	25,324	-	25,324
Over 15 years	18,217	-	18,217
Subtotal	434,498	151,178	585,676
Nonaccrual loans	-	-	9,476
Total loans after unearned income	$434,498	$151,178	$595,152

    The allowance for loan losses is reviewed by Management on a monthly basis and additions are recorded in order to maintain the allowance at an adequate level.  In assessing the adequacy of the allowance, Management considers a variety of factors that might impact the performance of individual loans.  These factors include, but are not limited to, economic conditions and their impact upon borrowers’ ability to repay loans, respective industry trends, borrower estimates and independent appraisals.  Periodic changes in these factors impact Management’s assessment of each loan and its overall impact on the adequacy of the allowance for loan losses.
    The allowance for loan losses totaled $6.9 million or 1.16% of total loans at September 30, 2009 and $6.5 million or 1.07% of total loans at December 31, 2008.  Changes in the allowance for loan losses for the nine months ended September 30, 2009 (unaudited) and the year ended December 31, 2008 are as follows:

	September 30,	December 31,
	2009	2008
	(in thousands)

Balance beginning of period	$6,482	$6,193
Provision charged to expense	2,091	1,634
Loans charged-off	(1,812)	(1,613)
Recoveries	134	268
Allowance for loan losses	$6,895	$6,482

           The following table sets forth, for the periods indicated, the allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off:

	Nine Months Ended
	September 30,
	2009	2008
	(unaudited, in thousands)

Balance at beginning of period	$6,482	$6,193

Charge-offs:
Real estate loans:
Construction and land development	(273)	(166)
Farmland	-	(10)
One- to four- family residential	(364)	(151)
Non-farm non-residential	(547)	(26)
Commercial and industrial loans	(207)	(357)
Consumer and other	(421)	(281)
Total charge-offs	(1,812)	(991)

Recoveries:
Real estate loans:
Construction and land development	1	1
Farmland	1	-
One- to four- family residential	14	4
Non-farm non-residential	-	-
Commercial and industrial loans	18	16
Consumer and other	100	156
Total recoveries	134	177

Net charge-offs	(1,678)	(814)
Provision for loan losses	2,091	1,099

Balance at end of period	$6,895	$6,478

Note 5. Goodwill and Other Intangible Assets
The Company accounts for goodwill and intangible assets in accordance with FASB ASC 350, Intangibles – Goodwill and Other (SFAS No. 142).  Under FASB ASC 350, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with the provision of FASB ASC 350. The Company’s goodwill is tested for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. Adverse changes in the economic environment, declining operations, or other factors could result in a decline in the implied fair value of goodwill. If the implied fair value is less than the carrying amount, a loss would be recognized in other non-interest expense to reduce the carrying amount to implied fair value of goodwill. A goodwill impairment test includes two steps. Step one, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Step two of the goodwill impairment test compares the implied estimated fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill for that reporting unit exceeds the implied fair value of that unit’s goodwill, an impairment loss is recognized in an amount equal to that excess. Other intangible assets continue to be amortized over their useful lives. Goodwill was $2.0 million at September 30, 2009 and December 31, 2008.

Mortgage servicing rights totaled $136,000 and core deposit intangibles totaled $1.8 million at September 30, 2009. The mortgage servicing rights and core deposit intangibles are both subject to amortization. The core deposits reflect the value of deposit relationships, including the beneficial rates, which arose from the purchase of other financial institutions and the purchase of various banking center locations from one single financial institution. The following table summarizes the Company’s purchased accounting intangible assets subject to amortization.

	As of September 30, 2009			As of December 31, 2008
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(unaudited, in thousands)

Core deposit intangibles	$7,997	$6,181	$1,816	$7,997	$5,948	$2,049
Mortgage servicing rights	157	21	136	32	3	29
Total	$8,154	$6,202	$1,952	$8,029	$5,951	$2,078

Note 6. Borrowings
Short term borrowings totaled $11.5 million at September 30, 2009 and consists of $0.9 million in federal funds purchased, $6.0 million in repurchase agreements and $4.7 million in outstanding borrowings on a line of credit.
In March 2009, the Company borrowed $6.0 million on its available line of credit and injected the $6.0 million into First Guaranty Bank to enhance capital. At September 30, 2009, the outstanding balance on this line of credit totaled $4.7 million.  The interest rate on the line of credit is a floating rate and is set at prime less 100 basis points with a floor of four percent (4.00%). The Company repaid the debt in full on October 20, 2009.
Long term borrowings decreased during the first nine months of 2009 and ended at $0.8 million from $8.4 million at December 31, 2008.  Long term borrowings at September 30, 2009 consisted of one Federal Home Loan Bank advance which matured on October 1, 2009.

Note 7. Income Taxes
The FASB ASC 740-10, Income Taxes (FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109), clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the consolidated financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company does not believe it has any unrecognized tax benefits included in its consolidated financial statements. The Company has not had any settlements in the current period with taxing authorities, nor has it recognized tax benefits as a result of a lapse of the applicable statute of limitations.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in noninterest expense. During the quarters ended September 30, 2009 and 2008, the Company has not recognized any interest or penalties in its consolidated financial statements, nor has it recorded an accrued liability for interest or penalty payments.
At this time, no tax years are under examination. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations for years before 2005.

Note 8. Issuance of Preferred Stock
On August 28, 2009, the Company entered into a Letter Agreement, which includes a Securities Purchase Agreement and a Side Letter Agreement (together, the “Purchase Agreement”), with the United States Department of the Treasury (“Treasury Department”) pursuant to which the Company has issued and sold to the Treasury Department 2,069.9 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1,000 per share for a total purchase price of $20.7 million. In addition to the issuance of the Series A Stock, as a part of the transaction, the Company issued to the Treasury Department a warrant to purchase 114.44444 shares of the Company’s Fixed Rate Cumulative Preferred Stock, Series B, and immediately following the issuance of the Series A stock, the Treasury Department exercised its rights and acquired 103 of the Series B shares through a cashless exercise. The newly issued Series A Stock, generally non-voting stock, pays cumulative dividends of 5% for five years, and a rate of 9% dividends, per annum, thereafter. The newly issued Series B Stock, generally non-voting, pays cumulative dividends at a rate of 9% per annum. Both the Series A Stock and the Series B Stock were issued in a private placement.
On July 8, 2009, the Company committed to the Federal Reserve Bank (the “FRB”) and the Louisiana Office of Financial Institution (the “OFI”) to inject $10 million in capital by September 15, 2009. The issuance of preferred stock to the Treasury Department satisfied the $10 million capital injection commitment made to the FRB and OFI.

Note 9. Commitments and Contingencies
Prior to September 30, 2009, the Company committed to purchase $10.0 million in municipal bonds from two local municipalities.  During October 2009, the Company purchased $1.0 million of the above mentioned and the Company anticipates purchasing the remaining $9.0 million prior to December 31, 2009.

Note 10.  Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105, Generally Accepted Accounting Principles (Statement No. 168, “The FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162).  ASC 105 states that the FASB Accounting Standards Codification (Codification) will become the source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles (U.S. GAAP).  The Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative.  The Codification is effective for interim and annual periods ending after September 15, 2009.  The Codification became effective for the Company during its interim period ending September 30, 2009 and did not have an impact on its financial condition or results of operations.
On June 12, 2009, the FASB issued ASC 860, Transfers and Servicing (SFAS No. 166, Accounting for Transfers of Financial Assets), and FASB ASC 810, (SFAS No.167, Amendments to FASB Interpretation No. 46(R)), which change the way entities account for securitizations and special-purpose entities.
FASB ASC 860 will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. FASB ASC 860 also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures.
FASB ASC 810 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.
Both FASB ASC 860 and FASB ASC 810 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of FASB ASC 860 shall be applied to transfers that occur on or after the effective date. Management has not determined the impact adoption may have on the Company’s consolidated financial statements.
In May 2009, the FASB issued ASC 855, Subsequent Events (SFAS No. 165, Subsequent Events). FASB ASC 855 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires entities to disclose the date through which it has evaluated subsequent events and the basis for that date.  FASB ASC 855 is effective for interim and annual periods ending after June 15, 2009.  FASB ASC 855 was effective for the Company as of June 30, 2009.  The adoption of FASB ASC 855 did not have a material impact on our financial condition, results of operations, or disclosures.
In April 2009, the FASB issued ASC 820-10-65-4, Transition Related to FASB Staff Position FAS 157-4. This ASC affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market is inactive; eliminates the presumption that all transactions are distressed unless proven otherwise requiring an entity to base its conclusion on the weight of evidence; and requires an entity to disclose a change in valuation technique resulting from application of the FSP and to quantify its effects, if practicable. ASC 820-10-65-4 is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this ASC in the second quarter.  The adoption had no material effect on the results of operations or financial position.
In April 2009, the FASB issued ASC 320-10-65-1, Transition Related to FSP FAS 115-2 and FAS 124-2. This ASC changes existing guidance for determining whether an impairment is other-than-temporary to debt securities; replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis; requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize the amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are credit losses; requires an entity to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income; and at adoption, requires an entity to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is more likely than not that the entity will be required to sell the security before recovery. FASB ASC 320-10-65-1 is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this ASC in the second quarter.  The adoption had no material effect on the results of operations or financial position.

In April 2009, the FASB issued ASC 825-10-65-1, Transition Related to FSP FAS 107-1 and APB 28-1.FSP 107-1 and APB 28-1. Under this ASC, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. FASB ASC 825-10-65-1 is effective for interim periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this ASC in the second quarter.  The adoption had no material effect on the results of operations or financial position.
In December 2007, the FASB issued ASC 805, Business Combinations (SFAS No. 141). FASB ASC 805 establishes principles and requirements for recognition and measurement of assets, liabilities and any noncontrolling interest acquired due to a business combination. FASB ASC 805 expands the definitions of a business and a business combination, resulting in an increased number of transactions or other events that will qualify as business combinations. Under FASB ASC 805 the entity that acquires the business (the “acquirer”) will record 100 percent of all assets and liabilities of the acquired business, including goodwill, generally at their fair values. As such, an acquirer will not be permitted to recognize the allowance for loan losses of the acquiree. FASB ASC 805 requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. In most business combinations, goodwill will be recognized to the extent that the consideration transferred plus the fair value of any noncontrolling interests in the acquiree at the acquisition date exceeds the fair values of the identifiable net assets acquired. Under FASB ASC 805, acquisition-related transaction and restructuring costs will be expensed as incurred rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired. FASB ASC 805 is effective for fiscal years beginning after December 15, 2008. The impact on the Company’s financial condition or results of operations is dependent on the extent of future business combinations.

Note 11.  Subsequent Events
In March 2009 the Company drew $6.0 million on its available line of credit and injected the $6.0 million into the First Guaranty Bank to enhance capital. At September 30, 2009, the outstanding balance on this line of credit totaled $4.7 million.  The interest rate on the line of credit is a floating rate and is set at prime less 100 basis points with a floor of four percent (4.00%). The Company repaid the debt in full on October 20, 2009.
    On November 12, 2009, the Federal Deposit Insurance Corporation adopted a rule pursuant to which all insured depository institutions will be required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  Under the rule, this pre-payment will be due on December 30, 2009.  Based on our deposits and assessment rate at September 30, 2009, we estimate that our prepayment amount will be approximately $7.3 million. We expect that we will be able to make the prepayment from available cash on hand.
Subsequent events have been evaluated for their potential impact on the financial statements through November 12, 2009, which is the date these financial statements were issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis is intended to highlight the significant factors affecting the Company's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data for the three and  nine months ended September 30, 2009 and 2008 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly the Company's financial position and results of operations for such periods.

Special Note Regarding Forward-Looking Statements
Congress passed the Private Securities Litigation Act of 1995 in an effort to encourage corporations to provide information about a company’s anticipated future financial performance. This act provides a safe harbor for such disclosure, which protects us from unwarranted litigation, if actual results are different from Management expectations. This discussion and analysis contains forward-looking statements and reflects Management’s current views and estimates of future economic circumstances, industry conditions, company performance and financial results. The words “may,” “should,” “expect,” “anticipate,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a number of factors and uncertainties, including, changes in general economic conditions, either nationally or in our market areas, that are worse than expected; competition among depository and other financial institutions; inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments; adverse changes in the securities markets; changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements; our ability to enter new markets successfully and capitalize on growth opportunities; our ability to successfully integrate acquired entities, if any; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board; changes in our organization, compensation and benefit plans; changes in our financial condition or results of operations that reduce capital available to pay dividends; and changes in the financial condition or future prospects of issuers of securities that we own, which could cause our actual results and experience to differ from the anticipated results and expectations, expressed in such forward-looking statements.

Third Quarter Overview
Financial highlights for the third quarter of 2009 are as follows:
•
Net income for the third quarter of 2009 was $1.9 million with earnings per common share of $0.31. For the third quarter of 2008, the Company had a net loss totaling $0.8 million.  The loss recorded for the third quarter 2008 was a result of a $4.6 million, $3.0 million net of tax, other-than-temporary impairment (“OTTI”) charge recorded on the securities portfolio. Net income for the third quarter 2008 excluding the OTTI charge would have been $2.2 million. Year-to-date net income totaled $4.3 million as of September 30, 2009 and $3.6 million as of September 30, 2008.

•
Net interest income for the third quarter of 2009 and 2008 was $8.5 million and $8.2 million, respectively. The net interest margin was 3.8% for the third quarter 2009 and 4.3% for the third quarter 2008. Year-to-date net interest income as of September 30, 2009 and 2008 was $22.8 million and $24.1 million, respectively.  The year-to-date net interest margin was 3.3% as of September 30, 2009 and 4.3% for the same period in 2008.

•	The provision for loan losses for the third quarter of 2009 was $742,000 compared to $407,000 for the third quarter of 2008.
•
Total assets as of September 30, 2009 were $934.9 million, an increase of $63.5 million or 7.3% when compared to $871.4 million at December 31, 2008. The increase in assets primarily resulted from excess cash received from deposit growth which was ultimately invested in investment securities classified as available for sale.

•
Investment securities totaled $248.6 million at September 30, 2009, an increase of $109.4 million when compared to $139.2 million at December 31, 2008. The increase in securities was a result of deploying cash on hand, cash from maturing time deposits with banks and cash from increases in deposits. At September 30, 2009, available for sale securities, at fair value totaled $245.9 million, an increase of $131.5 million when compared to December 31, 2008. Held to maturity securities, at cost, totaled $2.7 million, a decrease of $22.1 million when compared to $24.8 million at December 31, 2008.

•
The net loan portfolio at September 30, 2009 totaled $588.3 million, a decrease of $11.6 million from the December 31, 2008 level of $599.9 million. Net loans are reduced by the allowance for loan losses which totaled $6.9 million for September 30, 2009 and $6.5 million for December 31, 2008.

•	Non-performing assets at September 30, 2009 were $11.3 million, an increase of $1.4 million compared to December 31, 2008.
•
Total deposits increased $40.3 million or 5.2% in 2009 compared to December 31, 2008. Of this increase, individual and business deposits increased by $5.9 million and public fund deposits increased by $34.4 million.

•	Return on average assets for the quarters ended September 30, 2009 and 2008 were 0.82% and -0.42%, respectively and return on average equity for the same periods were 9.80% and -4.82%, respectively.
•
As of September 30, 2009, the year-to-date return on average assets (“ROAA”) and return on average equity (“ROAE”) were 0.61% and 8.19% respectively. The year-to-date ROAA and ROAE were 0.61% and 7.04% for the same period in 2008.

•	The Company’s Board of Directors declared cash dividends of $0.16 per common share in each of the first three quarters of 2009 and 2008.

Financial Condition

Changes in Financial Condition from December 31, 2008 to September 30, 2009

General. Total assets as of September 30, 2009 were $934.9 million, an increase of $63.5 million or 7.3% when compared to $871.4 million at December 31, 2008. The increase in assets resulted primarily from cash received from increased deposits.  This excess cash was ultimately used to purchase additional securities classified as available for sale.  Investment securities increased $109.4 million during the first nine months of 2009.

Cash and Cash Equivalents.  Cash and cash equivalents at September 30, 2009 totaled $52.6 million, a decrease of $25.4 million when compared to $78.0 million at December 31, 2008. Cash and due from banks decreased $62.1 million, interest-earning demand deposits with banks increased $37.5 million and federal funds sold decreased $0.8 million.  The decrease in cash and cash equivalents reflects management’s decision to increase its investment in higher yielding investment securities.

Investment Securities.  Investment securities at September 30, 2009 totaled $248.6 million, an increase of $109.4 million when compared to $139.2 million at December 31, 2008.  The net change in securities was a result of the Company purchasing additional securities classified as available for sale using cash on hand, cash received from maturing time deposits with banks and cash received from increased deposits into investment securities.
The securities portfolio consisted principally of U.S. Government agency securities, mortgage-backed obligations, asset-backed securities, corporate debt securities, municipal bonds and mutual funds or other equity securities. The securities portfolio provides us with a relatively stable source of income and provides a balance to interest rate and credit risks as compared to other categories of assets.
At September 30, 2009, $9.0 million or 3.6% of the securities portfolio was scheduled to mature in less than one year. Securities with maturity dates over 15 years totaled 3.3% of the total portfolio. The average maturity of the securities portfolio was 5.5 years.
At September 30, 2009, securities totaling $245.9 million were classified as available for sale and $2.7 million were classified as held to maturity, compared to $114.4 million classified as available for sale and $24.8 million classified as held to maturity at December 31, 2008.  The decrease in held to maturity securities resulted primarily from called securities.  Management periodically assesses the quality of our investment holdings using procedures similar to those used in assessing the credit risks inherent in the loan portfolio.

On September 30, 2009, certain investment securities had continuous unrealized loss positions for more than 12 months. As of September 30, 2009, the unrealized losses on these securities totaled $2.0 million. Substantially all of these losses were in corporate securities, preferred securities and asset-backed securities. At September 30, 2009, 31 securities were graded below investment grade with a total book value of $7.5 million and 11 securities had no rating with a total book value of $0.8 million. All of the non-investment grade securities referenced above were initially investment grade and have been downgraded since purchase. As of September 30, 2009, the evaluation of securities with continuous unrealized losses indicated that there was a credit loss evident on Colonial National Bank and it was determined that this investment was other-than-temporarily impaired. A non-cash other-than-temporary impairment (“OTTI”) charge was recorded on this investment for the quarter ending September 30, 2009. The OTTI charge recorded for the quarter ending September 30, 2009 totaled $243,000 before tax and $157,000 after tax.  See Note 3 of the Notes to the Consolidated Financial Statements included in this Form 10-Q.
Average securities as a percentage of average interest-earning assets were 26.0% for the nine-month period ended September 30, 2009 and 16.7% for the same period in 2008. Most securities held at September 30, 2009 qualified as securities pledgeable to collateralize repurchase agreements and public funds. Securities pledged at September 30, 2009 totaled $105.0 million.

Loans. The origination of loans is our primary use of our financial resources and represents the largest component of earning assets. Total loans accounted for 63.7% of total assets at September 30, 2009, a decrease when compared to 69.6% at December 31, 2008. There are no significant concentrations of credit to any borrower. As of September 30, 2009, 77.4% of our loan portfolio was secured primarily or secondarily by real estate. The largest portion of our loan portfolio is in non-farm non-residential loans secured by real estate, which accounts for 48.4% of our total portfolio.
Our loan portfolio at September 30, 2009 totaled $595.2 million, a decrease of approximately $11.2 million from the December 31, 2008 level of $606.4 million. Total loans include $42.2 million in syndicated loans acquired by assignment. Syndicated loans meet the same underwriting criteria used when making in-house loans. The allowance for loan losses totaled $6.9 million at September 30, 2009 and $6.5 million at December 31, 2008. Fixed rate loans increased from $309.6 million or 51.1% of the total loan portfolio at December 31, 2008 to $434.5 million, or 73.0% of the total loan portfolio at September 30, 2009. Fixed rate loans include loans with a fixed rate until maturity and loans with variable rates with interest rate floors in which the current variable interest rate is lower than the floor.  During the nine months ended September 30, 2009, a significant portion of new and renewed variable rate loans have been funded with interest rate floors, which provides us with a minimum level of interest income.  Loan charge-offs totaled $1.8 million during the first nine months of 2009, compared to $1.0 million during the same period of 2008.  Recoveries totaled $134,000 and $177,000 during the first nine months of 2009 and 2008, respectively.  See Note 4 to the interim financial statements for more information on loans and the allowance for loan losses.

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

The table below sets forth the amounts and categories of our non-performing assets at September 30, 2009 (unaudited) and December 31, 2008.

	September 30,	December 31,
	2009	2008
	(in thousands)
Non-accrual loans:
Real estate loans:
Construction and land development	$3,046	$1,644
Farmland	54	182
One- to four- family residential	2,959	1,445
Non-farm non-residential	1,870	5,263
Non-real estate loans:
Commercial and industrial	1,334	275
Consumer and other	213	320
Total non-accrual loans	9,476	9,129

Loans 90 days and greater delinquent
and still accruing:
Real estate loans:
Construction and land development	-	-
One- to four- family residential	646	185
Non-real estate loans:
Commercial and industrial	-	17
Consumer and other	3	3
Total loans 90 days greater
delinquent and still accruing	649	205

Total non-performing loans	10,125	9,334

Real estate owned:
Real estate loans:
Construction and land development	197	89
One- to four- family residential	524	223
Non-farm non-residential	419	256
Total real estate owned	1,140	568

Total non-performing assets	$11,265	$9,902

Nonperforming assets totaled $11.3 million or 1.2% of total assets at September 30, 2009, an increase of $1.4 million from December 31, 2008.  Management has not identified additional information on any loans not already included in the nonperforming asset total that indicates possible credit problems that could cause doubt as to the ability of borrowers to comply with the loan repayment terms in the future.
Nonaccrual loans increased $0.3 million from December 31, 2008 to September 30, 2009.  There were increases in construction and land development nonaccrual loans, one- to four- family nonaccrual loans and commercial and industrial nonaccrual loans, which were partially offset with a large decrease in non-farm non-residential nonaccrual loans.
During the first nine months of 2009, there was a $1.4 million increase in construction and land development nonaccrual loans. The increase in nonaccrual construction and land development loans is partially related to one loan for $522,000 secured by a subdivision development consisting of 17 remaining lots and 6.32 acres of excess land. The loan to value is 58% and the property was appraised for $896,000 in February 2005. The Company is currently in foreclosure and does not anticipate any loss.  In addition, there is a townhome development in which the Company has four of the units financed totaling approximately $600,000.  This loan had a loan to value of 83%.  In the fourth quarter of 2007, the properties securing this loan were appraised at $180,000 each. The Company asked the borrower to pay the loans in full but the borrower was unable to do so.  The Company has filed suit to repossess the property and is currently awaiting the foreclosure sale. Also included in nonaccrual construction and land development loans are two loans which account for a significant portion of the total. One is in the amount of $1.7 million which we are the participant of approximately $800,000. The collateral is a subdivision development in a neighboring parish and the lead bank has filed suit to foreclose on the property.  Since the beginning of 2009, approximately $1.2 million in construction and land development nonaccrual loans have been removed through foreclosures and payoffs.

There was a $1.5 million increase in one- to four- family residential nonaccrual loans during the first nine months of 2009. The increase in nonaccrual one- to four- family residential loans resulted from a loan in the amount of $578,000 secured by several rental houses in the Baton Rouge area.  The borrower has filed Chapter 11 bankruptcy and the Company is waiting for a plan of repayment to be filed with the bankruptcy court.  The Company has not been able to determine the level of exposure, if any it will experience as a result of the bankruptcy of the borrower. The Company is now receiving adequate protection payments from the bankruptcy court.  Also, we have added a loan in the amount of $800,000 which is secured by two townhomes and five lots in a golf course community.  One of the townhomes is in the process of being liquidated and the sale is anticipated in October 2009.  The borrower is continuing to attempt to liquidate the remaining collateral to pay down the loan.  Also included in this category are two loans in the amounts of $194,000 and $120,000 that are properties which were flooded during Hurricane Katrina. The borrowers have received commitments from the state to assist in funding the rebuilding of the properties.
Non-farm non-residential nonaccrual loans decreased $3.4 million from December 31, 2008 to September 30, 2009. The decrease was primarily the result of one loan secured by real estate. The borrowers were able to put together a viable plan which was confirmed by a bankruptcy trustee. The borrower had been making adequate protection payments to the Company for several months prior to the plan being confirmed. The Company also received a lump sum payment totaling $50,000 to apply toward the indebtedness upon confirmation of the plan. Monthly amortization payments began immediately after confirmation and are being paid as agreed. The $1.9 million in non-farm non-residential nonaccrual loans at September 30, 2009 included one loan totaling $700,000 which was for a steel fabrication company that is still in operation.  This company is currently making payments toward the loan to reduce the balance.  This loan is secured by real estate and we currently have allocated $200,000 of the loan loss reserve for this credit.
Non-real estate commercial and industrial nonaccrual loans increased $1.1 million from December 31, 2008 to September 30, 2009.  The largest loan in this category totals $454,000 and is unsecured.  The borrower is in Chapter 11 bankruptcy and has reflected a net worth in excess of $20 million on the bankruptcy schedules.  A plan is being developed to allocate cash from one of the borrower’s partnerships to pay the unsecured creditors.  Although this loan is unsecured, the Company currently anticipates receiving 100% payment.  Another loan in this category totals $178,000 and is secured by dental equipment.  We are in the process of obtaining a judgment on this credit.  There are also some smaller loans included in this nonaccrual category.  One is in the amount of $86,000 and the Company is in the process of taking a mortgage on the guarantor’s home to pay down a portion of the debt and renew the balance.
Other real estate increased during the first nine months of 2009 by $572,000.  This increase is primarily from the addition of two properties.  One of the properties is an 80 acre tract of land recorded at $155,000.  This loan is guaranteed 90% by the Farm Service Agency.  We currently have the property listed with a realtor.  The other property is a warehouse in Southwest Louisiana which is currently recorded at $351,000.  The Company is anticipating having an auction in the near future to liquidate these properties.

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

Provisions made pursuant to these processes totaled $2.1 million in the first nine months of 2009 as compared to $1.1 million for the same period in 2008. Provisions are necessary to maintain the allowance at an adequate level based on loan risk factors and the levels of net loan charge-offs. The provisions made in the first nine months of 2009 were taken to provide for current loan losses and to maintain the allowance at an adequate level commensurate with Management’s evaluation of the risks inherent in the loan portfolio. Total charge-offs were $1.8 million for first nine months of 2009 as compared to total charge-offs of $1.0 million for the same period in 2008. Recoveries were $134,000 for the first nine months of 2009 as compared to recoveries of $177,000 for the same period in 2008.
Charged-off construction and land development loans totaled $0.3 million for the first nine months of 2009.  The majority of this category is comprised of three loans.  One loan was a construction loan in which we charged-off $61,000.  The borrower had a dispute with the contractor and the Bank.  The Bank settled out of court for the return of the property.  Another loan was one made to renovate an apartment complex.  The borrower defaulted and the Bank charged-off approximately $60,000.  In addition, $100,000 was charged-off on a loan made to add on to a commercial cabinet making facility.
During the first nine months of 2009, charged-off one-to-four family residential real estate loans totaled $0.4 million. These charged-off loans comprised eleven small balance loans.
During the same period, charged-off non-farm non-residential loans totaled $0.5 million. One of the loans was secured by commercial real estate and the performance of this loan was primarily supported by the cash flows of the business. The borrower of the commercial loan is a lumber milling and distributing company that had been in business for many years. The loan performed in accordance with its terms until the death of its owner. The distress of the lumber loan resulted from a decrease in lumber prices during 2007 which adversely and significantly affected the borrower’s business.  In January 2008, the Company was able to liquidate receivables and repay a portion of the lumber loan reducing the principal balance from approximately $1.0 million to $0.8 million. The property has been liquidated and the balance of the loan has been fully charged-off.  Also, in the third quarter approximately $200,000 was charged-off on a loan that was made to add on to a commercial building. The business was a cabinet making facility and the borrower decided to increase the size of his business.  Ultimately sales slowed down and the borrower was not able to sustain his business.
Charged-off consumer and other loans totaled $0.4 million during the first nine months of 2009.  These charge-offs include approximately $80,000 in credit card charge-offs with the remainder in consumer installment charge-offs.  The consumer installment charge-offs include a number of smaller loans and one larger loan in the amount of $70,000.  This loan was a workout loan made to an individual who ultimately liquidated equipment used in a dirt hauling business.  The $70,000 charged-off was the residual balance remaining after liquidation.  This loan was made in the owner’s personal name, therefore classifying it as a consumer loan.
In some instances, loans are placed on nonaccrual status. All accrued but uncollected interest related to a loan is deducted from income in the period the loan is assigned a nonaccrual status. During the period a loan is in nonaccrual status, any cash receipts are first applied to the principal balance. Once the principal balance has been fully recovered, any residual amounts are applied to expenses resulting from the collection of the payment and to the recovery of any reversed interest income and interest income that would have been due had the loan not been placed on nonaccrual status.  As of September 30, 2009 and December 31, 2008 the Company had loans totaling $9.5 million and $9.1 million, respectively, on which the accrual of interest had been discontinued.
The allowance for loan losses at September 30, 2009 was $6.9 million or 1.16% of total loans and 61.2% of nonperforming assets. Management believes that the current level of the allowance is adequate to cover losses in the loan portfolio given the current economic conditions, expected net charge-offs and nonperforming asset levels.
Other information relating to loans, the allowance for loan losses and other pertinent statistics follows.

	September 30,
	2009	2008
	(unaudited, in thousands)
Loans:
Average outstanding balance	$601,439	$600,256
Balance at end of period	$595,152	$605,399

Allowance for Loan Losses:
Balance at beginning of year	$6,482	$6,193
Provision charged to expense	2,091	1,099
Loans charged-off	(1,812)	(991)
Recoveries	134	177
Balance at end of period	$6,895	$6,478

Premises and Equipment.    A new branch facility located in Benton, Louisiana is currently under construction and is anticipated to be completed in the first quarter of 2010.  The total cost for the new facility is estimated at $1.5 million, which includes land, building and all furniture and equipment. The Company has agreed to sell the existing branch location in Benton, Louisiana, for approximately $1.5 million.

Deposits.  Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes.  In this regard, management regularly assesses our funding needs, deposit pricing and interest rate outlooks.  From December 31, 2008 to September 30, 2009, total deposits increased $40.3 million, or 5.2%, to $820.6 million at September 30, 2009 from $780.4 million at December 31, 2008.  During 2009, consumer deposits decreased $12.0 million, business deposits increased $17.9 million and public fund deposits increased $34.4 million.  Noninterest-bearing demand deposits decreased by $1.4 million while interest-bearing deposits increased by $41.6 million.
At September 30, 2009, consumer deposits totaled $426.1 million, business deposits totaled $134.4 million and public fund deposits totaled $260.1 million.  As of September 30, 2009, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $303.6 million.
Average noninterest-bearing deposits decreased to $117.6 million for the nine-month period ended September 30, 2009 from $119.4 million for the nine-month period ended September 30, 2008. Average noninterest-bearing deposits represented 13.7% and 17.1% of average total deposits for the nine-month periods ended September 30, 2009 and 2008, respectively.
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
The following table sets forth the composition of the Company’s deposits at September 30, 2009 (unaudited) and December 31, 2008.

	September 30,	December 31,	Increase/(Decrease)
	2009	2008	Amount	Percent
	(dollars in thousands)
Deposits:
Noninterest-bearing demand	$116,878	$118,255	$(1,377)	-1.2%
Interest-bearing demand	181,140	180,230	910	0.5%
Savings	42,990	41,357	1,633	3.9%
Time	479,630	440,530	39,100	8.9%
Total deposits	$820,638	$780,372	$40,266	5.2%

Borrowings. The Company maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short- and long-term basis to meet liquidity needs. At September 30, 2009, short-term borrowings totaled $11.5 million compared to $9.8 million at December 31, 2008.  Short-term borrowings included $6.0 million in repurchase agreements at September 30, 2009 and $9.8 million in repurchase agreements at December 31, 2008.  Also included in short-term borrowings at September 30, 2009 was $0.9 million in overnight borrowings and $4.7 million outstanding on the Company’s available line of credit.  The Company fully repaid the outstanding $4.7 million line of credit on October 20, 2009.
Long-term borrowings decreased in 2009 to $0.8 million from $8.4 million at December 31, 2008.  At September 30, 2009 long-term borrowings consisted of one Federal Home Loan Bank advance which matured on October 1, 2009.
During the first quarter of 2009, total assets increased to the extent that it resulted in a reduction of regulatory capital ratios. As a result, in March 2009 the Company borrowed $6.0 million on its available line of credit and injected the $6.0 million into First Guaranty Bank to enhance capital. The interest rate on the line of credit is a floating rate and is set at prime less 100 basis points with a floor of four percent (4.00%). The Company repaid the debt in full on October 20, 2009.
 The average amount of total borrowings for the nine months ended September 30, 2009 was $17.6 million, compared to $12.8 million for the nine months ended September 30, 2008. At September 30, 2009, the Company had $195.0 million in Federal Home Loan Bank letters of credit outstanding obtained solely for collateralizing public deposits.

Equity. Total equity increased to $94.5 million as of September 30, 2009 from $66.6 million as of December 31, 2008.  The increase in stockholders’ equity resulted from the issuance of preferred stock totaling $20.7 million (see Note 8 to the interim financial statements), net income of $4.3 million and the change in accumulated other comprehensive income of $5.7 million, partially offset by dividends paid to stockholders totaling $2.9 million.  Cash dividends paid to common shareholders were $0.48 per share for the nine-month periods ending September 30, 2009 and 2008.

Results of Operations for the Nine Months and Three Months Ended September 30, 2009 and September 30, 2008

     Net income. For the quarter ending September 30, 2009, First Guaranty Bancshares, Inc. had consolidated net income of $1.9 million, a $2.8 million increase from the $0.8 million net loss reported for the third quarter of 2008.  Net income for the nine months ended September 30, 2009 was $4.3 million, an increase of $0.7 million from $3.6 million for the nine months ended September 30, 2008. The increase in net income for the three and nine months ended September 30, 2009 primarily resulted from a $4.6 million, $3.0 million net of tax, other-than-temporary impairment charge recorded on the securities portfolio in the third quarter of 2008.  If this charge had not been recorded in 2008, net income for the nine months ended September 30, 2009 would have been lower than the same period in 2008 due to decreased net interest income reflecting the change in the composition of our deposits to higher cost time deposits, higher deposit insurance premiums and an increase in the provision for loan losses.
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
     Net interest income for the quarter ended September 30, 2009 was $8.5 million, an increase of $0.3 million when compared to $8.2 million for the third quarter in 2008. The net interest income for the third quarter 2009 increased due to volume, despite a decrease in the net interest spread and net interest margin. Net interest income for the nine-month period ended September 30, 2009 totaled $22.8 million. This reflects a decrease of $1.3 million when compared to the nine-month period ended September 30, 2008. This was due to a  decrease in net interest spread and net interest margin as the yield on our interest-earning assets decreased more than the cost of our interest-bearing liabilities. This decrease was partially offset with an increase in average interest-earning assets when comparing September 30, 2009 to September 30, 2008.
     The net interest income yield shown below in the average balance sheet is calculated by dividing net interest income by average interest-earning assets and is a measure of the efficiency of the earnings from balance sheet activities. It is affected by changes in the difference between interest on interest-earning assets and interest-bearing liabilities and the percentage of interest-earning assets funded by interest-bearing liabilities (leverage). The leverage for the nine months ending September 30, 2009 was 83.4%, compared to 79.5% for the same period in 2008.
     The following tables set forth average balance sheets, average yields and costs, and certain other information for the three months and nine months ended September 30, 2009 and 2008, respectively. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	Three Months Ended September 30,
	2009			2008
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits with banks	$39,374	$63	0.6%	$1,666	$8	1.9%
Securities (including FHLB stock)	232,664	3,039	5.2%	130,583	1,695	5.2%
Federal funds sold	18,417	6	0.1%	4,833	20	1.6%
Loans, net of unearned income
including loans held for sale	603,972	9,077	6.0%	614,242	10,107	6.5%
Total interest-earning assets	894,427	12,185	5.4%	751,324	11,830	6.3%

Noninterest-earning assets:
Cash and due from banks	16,978			19,527
Premises and equipment, net	16,155			16,009
Other assets	8,836			6,789
Total	$936,396			$793,649

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Demand deposits	$187,544	296	0.6%	$204,352	664	1.3%
Savings deposits	41,549	12	0.1%	43,157	48	0.4%
Time deposits	487,900	3,286	2.7%	331,735	2,782	3.3%
Borrowings	17,633	68	1.5%	20,311	134	2.6%
Total interest-bearing liabilities	734,626	3,662	2.0%	599,555	3,628	2.4%

Noninterest-bearing liabilities:
Demand deposits	116,757			118,231
Other	6,853			6,928
Total liabilities	858,236			724,714
Stockholders' equity	78,160			68,935
Total	$936,396			$793,649
Net interest income		$8,523			$8,202
Net interest rate spread (1)			3.4%			3.9%
Net interest-earning assets (2)	$159,801			$151,769
Net interest margin (3)			3.8%			4.3%

Average interest-earning assets to
interest-bearing liabilities			121.8%			125.3%

(1) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
                                (2) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
                                (3) Net interest margin represents net interest income divided by average total interest-earning assets.

	Nine Months Ended September 30,
	2009			2008
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits with banks	$41,819	$372	1.2%	$1,547	$22	1.9%
Securities (including FHLB stock)	237,778	7,581	4.3%	124,538	4,635	5.0%
Federal funds sold	31,747	33	0.1%	17,249	378	2.9%
Loans, net of unearned income
including loans held for sale	601,573	26,610	5.9%	601,040	31,141	6.9%
Total interest-earning assets	912,917	34,596	5.1%	744,374	36,176	6.5%

Noninterest-earning assets:
Cash and due from banks	17,913			21,696
Premises and equipment, net	16,306			16,147
Other assets	8,929			5,923
Total	$956,065			$788,140

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Demand deposits	$212,569	1,118	0.7%	$202,871	2,305	1.5%
Savings deposits	41,625	89	0.3%	44,260	150	0.5%
Time deposits	485,629	10,381	2.9%	331,837	9,249	3.7%
Borrowings	21,803	228	1.4%	12,794	345	3.6%
Total interest-bearing liabilities	761,626	11,816	2.1%	591,762	12,049	2.7%

Noninterest-bearing liabilities:
Demand deposits	117,589			119,371
Other	6,224			8,270
Total liabilities	885,439			719,403
Stockholders' equity	70,626			68,737
Total	$956,065			$788,140
Net interest income		$22,780			$24,127
Net interest rate spread (1)			3.0%			3.8%
Net interest-earning assets (2)	$151,291			$152,612
Net interest margin (3)			3.3%			4.3%

Average interest-earning assets to
interest-bearing liabilities			119.9%			125.8%

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

     Provision for Loan Losses.  Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as deemed appropriate in order to maintain an adequate allowance for loan losses. Increases to the allowance are made to the provision for loan losses and charged against income.
     Provisions for loan losses totaled $0.7 million for the quarter ended September 30, 2009, an increase of $0.3 million when compared to the same quarter in 2008. Year-to-date provisions totaled $2.1 million for the first nine months of 2009 as compared to $1.1 million for the same period in 2008. Provisions are necessary to maintain the allowance at an adequate level based on loan risk factors and the levels of net loan charge-offs. The provisions made in the first nine months of 2009 and 2008 were taken to provide for current loan losses and to maintain the allowance at an adequate level commensurate with Management’s evaluation of the risks inherent in the loan portfolio. Total charge-offs were $1.8 million for the first nine months of 2009 as compared to $1.0 million for the same period in 2008. Recoveries were $134,000 for the first nine months of 2009 as compared to $177,000 for the same period in 2008.

     Noninterest Income. Noninterest income includes deposit service charges, return check charges, bankcard fees, other commissions and fees, gains and/or losses on sales of securities and loans, and various other types of income.
     Noninterest income for the quarter ended September 30, 2009 totaled $1.3 million, an increase of $4.4 million when compared to the same period in 2008. This increase in noninterest income resulted primarily from a decrease in losses on securities impairment charges recorded in 2009 when compared to the same period in 2008.

     Noninterest income for the first nine months of 2009 totaled $4.1 million, up $4.3 million when compared to the same period in 2008. This increase was primarily due to a $4.4 million decrease in other-than-temporary impairment charges taken on securities in 2009. Excluding these OTTI charges for both 2008 and 2009, noninterest income for the first nine months of 2009 would have been lower than the same period in 2008 due to a decrease in other noninterest income. This decrease in other noninterest income during 2009 resulted from a large reimbursement which was received in 2008 for incorrect fees billed on our ATM services contract causing other noninterest income in 2008 to be elevated.

     Noninterest Expense.  Noninterest expense includes salaries and employee benefits, occupancy and equipment expense, net cost from other real estate and repossessions, regulatory assessments and other types of expenses. Noninterest expense for the third quarter in 2009 totaled $6.1 million, an increase of $0.2 million from the same period in 2008. The increase in noninterest expense primarily resulted from increased regulatory assessment expenses due to a higher level of regular quarterly premiums.
      Noninterest expense totaled $18.2 million for the nine months ended September 30, 2009, compared to $17.3 million for the same period in 2008, an increase of $0.9 million. Salaries and benefits totaled $8.2 million for the first nine months of 2009, an increase of $0.3 million when compared to the same period in 2008.  At September 30, 2009, our full-time equivalent employees totaled 229.5 compared to 225 full-time equivalent employees during the same period of 2008. Occupancy and equipment expense totaled $2.1 million for the first nine months of 2009, a decrease of $57,000 when compared to the same period in 2008. Net cost of other real estate and repossessions increased $66,000 when comparing the nine month periods ending 2009 and 2008. Regulatory assessments totaled $1.3 million for the first nine months of 2009, an increase of $0.9 million when compared to $0.4 million for the same period in 2008. The increased regulatory assessment expenses resulted from a combination of an FDIC special assessment of five basis points of total assets less Tier 1 Capital which was estimated at $470,000 on June 30, 2009 and a higher level of regular quarterly premiums totaling $874,000 for the first nine months of 2009.  Our regulatory capital ratios decreased during the second quarter 2009 below “well capitalized” status based on regulatory standards, which will cause increases in FDIC insurance assessments. During the third quarter of 2009 our capital ratios returned to above “well capitalized” status based on regulatory standards.  Other noninterest expense reflects a decrease of $368,000 when comparing the nine-month periods ended 2009 and 2008 primarily due to a decrease in legal and professional fees.  The table below presents the components of other noninterest expense as of the three months and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Other noninterest expense:
Legal and professional fees	$352	$412	$942	$1,242
Data processing	464	449	1,352	1,355
Marketing and public relations	354	326	821	883
Insurance	57	55	169	166
Taxes - sales and capital	166	213	702	559
Operating supplies	141	154	389	425
Travel and lodging	85	95	284	307
Postage	52	58	164	181
Software	80	72	213	215
Telephone	47	39	140	138
Amortization of core deposit intangibles	78	78	233	233
Other	330	239	833	906
Total other expense	$2,206	$2,190	$6,242	$6,610

     Income Taxes.  The provision for income taxes totaled $1.0 million for the quarter ended September 30, 2009 and the benefit for income taxes totaled $0.5 million for the quarter ended September 30, 2008. The provision for income taxes for the nine months ended September 30, 2009 increased $0.4 million to $2.3 million from $1.9 million for the same period in 2008. The increase in the provision for income taxes reflected higher income during both the three-month and nine-month periods in 2009. In each of the nine months ended September 30, 2009 and 2008, the income tax provision approximated the normal statutory rate.  The effective rates were 34.7% and 34.8%, respectively.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Asset/Liability Management and Market Risk

     Asset/LiabilityManagement. Our asset/liability management (ALM) process consists of quantifying, analyzing and controlling interest rate risk (IRR) to maintain reasonably stable net interest income levels under various interest rate environments. The principle objective of ALM is to maximize net interest income while operating within acceptable limits established for interest rate risk and maintain adequate levels of liquidity.

     The majority of our assets and liabilities are monetary in nature. Consequently, one of our most significant forms of market risk is interest rate risk. Our assets, consisting primarily of loans secured by real estate, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established an Asset/Liability Committee which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. Senior Management monitors the level of interest rate risk on a regular basis and the Asset/Liability Committee, which consists of executive Management and other bank personnel operating under a policy adopted by the Board of Directors, meets as needed to review our asset/liability policies and interest rate risk position.  In addition, the level of interest rate risk is also discussed and reviewed in the monthly Investment Committee meetings, which consists of executive Management, other bank personnel and six Bank Directors.
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
      We monitor interest rate risk using an interest sensitivity analysis set forth on the following table. This analysis, which we prepare monthly, reflects the maturity and repricing characteristics of assets and liabilities over various time periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at September 30, 2009 reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

	Interest Sensitivity Within
	3 Months	Over 3 Months	Total	Over
	Or Less	thru 12 Months	One Year	One Year	Total
	(unaudited, dollars in thousands)
Earning Assets:
Loans (including loans held for sale)	$258,060	$134,380	$392,440	$202,712	$595,152
Securities (including FHLB stock)	2,815	6,955	9,770	239,786	249,556
Federal funds sold	-	-	-	-	-
Other earning assets	37,512	13,123	50,635	-	50,635
Total earning assets	298,387	154,458	452,845	442,498	$895,343

Source of Funds:
Interest-bearing accounts:
Demand deposits	126,375	-	126,375	54,765	181,140
Savings	10,747	-	10,747	32,243	42,990
Time deposits	154,212	233,985	388,197	91,433	479,630
Short-term borrowings	6,835	4,660	11,495	-	11,495
Long-term borrowings	-	845	845	-	845
Noninterest-bearing, net	-	-	-	179,243	179,243
Total source of funds	298,169	239,490	537,659	357,684	$895,343
Period gap	218	(85,032)	(84,814)	84,814
Cumulative gap	$218	$(84,814)	$(84,814)	$-

Cumulative gap as a
percent of earning assets	0.02%	-9.47%	-9.47%

Liquidity and Capital Resources

     Liquidity. Liquidity refers to the ability or flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available to meet customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. Liquid assets include cash and due from banks, interest-earning demand deposits with banks, federal funds sold and available for sale investment securities. Including securities pledged to collateralize public fund deposits, these assets represent 31.9% and 22.1% of the total liquidity base at September 30, 2009 and December 31, 2008, respectively.
     Loans maturing within one year or less at September 30, 2009 totaled $289.0 million.  At September 30, 2009, time deposits maturing within one year or less totaled $388.2 million.  Loan commitments maturing within one year or less at September 30, 2009 totaled $20.0 million.
     The Company maintained borrowing availability with the Federal Home Loan Bank totaling $240.4 million and $226.5 million at September 30, 2009 and December 31, 2008, respectively.  As of September 30, 2009, our net availability of borrowing capacity at the Federal Home Loan Bank was $44.5 million, compared to $63.1 million at December 31, 2008.  This decrease in availability at Federal Home Loan Bank during 2009 resulted from an additional $40.0 million in letters of credit used solely to pledge to public funds, which was partially offset by a $13.9 million increase in availability and a decrease in borrowings of $6.6 million.  We also maintain federal funds lines of credit at three correspondent banks with borrowing capacity of $70.2 million at September 30, 2009 and $78.2 million at December 31, 2008. As of September 30, 2009, the Company had $5.5 million outstanding on these lines of credit. At December 31, 2008, the Company did not have an outstanding balance on these lines of credit. Management believes there is sufficient liquidity to satisfy current operating needs.
     During the first quarter of 2009, total assets increased to the extent that it resulted in a reduction of regulatory capital ratios. As a result, in March 2009 the Company borrowed $6.0 million on its available line of credit and injected the $6.0 million into the Bank to enhance capital. The interest rate on the line of credit is a floating rate and is set at prime less 100 basis points with a floor of four percent (4.00%). At September 30, 2009, $4.7 million was outstanding on this line of credit.  The Company repaid the debt in full on October 20, 2009.

     Capital Resources.  The Company’s capital position is reflected in stockholders’ equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.
     Total equity increased to $94.5 million as of September 30, 2009 from $66.6 million as of December 31, 2008.  The increase in stockholders’ equity resulted from the issuance of preferred stock totaling $20.7 million (see Note 8 to the interim financial statements), net income of $4.3 million and the change in accumulated other comprehensive income of $5.7 million, partially offset by dividends paid to stockholders totaling $2.9 million.

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
     The calculated ratios for the Bank are as follows at September 30, 2009: a Tier 1 leverage ratio of 8.80% (compared to a “well capitalized” threshold of 5.0%); a Tier 1 risk-based capital ratio of 10.70% (compared to a “well capitalized threshold of 6.00%); and a total risk based capital ratio of 11.60% (compared to a “well capitalized threshold of 10.00%).
     At September 30, 2009, we satisfied the minimum regulatory capital requirements and were “well capitalized” within the meaning of federal regulatory requirements.

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

Item 1A.  Risk Factors
     In addition to the other information contained this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2008 and the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009, as filed with the Securities and Exchange Commission.  Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.  Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

The FDIC Has Adopted A Rule That Will Require Us To Prepay Our FDIC Insurance Premiums.

On November 12, 2009, the Federal Deposit Insurance Corporation adopted a rule pursuant to which all insured depository institutions will be required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  Under the rule, this pre-payment will be due on December 30, 2009.  Under the rule, the assessment rate for the fourth quarter of 2009 and for 2010 will be based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 will be equal to the modified third quarter assessment rate plus an additional 3 basis points.  In addition, each institution’s base assessment rate for each period will be calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. Based on our deposits and assessment rate at September 30, 2009, we estimate that our prepayment amount will be approximately $7.3 million. We expect that we will be able to make the prepayment from available cash on hand.

Our FDIC Insurance Assessments Will Increase Due to the Bank Not Maintaining a “Well Capitalized” Status.

Our regulatory capital ratios decreased during the second quarter 2009 below “well capitalized” status based on regulatory standards.  At June 30, 2009, we satisfied the minimum regulatory capital requirements and were “adequately capitalized” within the meaning of federal regulatory requirements.  Our FDIC insurance assessments will increase due to this change in regulatory capital status.  During the third quarter of 2009, our regulatory capital ratios increased back to “well capitalized” status.

We Hold Certain Intangible Assets that Could Be Classified as Impaired in the Future.  If These Assets Are Considered to Be Either Partially or Fully Impaired in the Future, Our Earnings and the Book Values of These Assets Would Decrease.

Pursuant to FASB ASC 350, Intangibles – Goodwill and Other (SFAS No. 142), we are required to test our goodwill and core deposit intangible assets for impairment on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities and information concerning the terminal valuation of similarly situated insured depository institutions. The market price for our common shares was above our tangible book value at October 1, 2008, the date of our impairment testing, and at September 30, 2009.  During the last quarter of 2009, impairment testing will be performed as of October 1, 2009. If there is a decline in the market value of our common shares and a decline in the market prices of the common shares of similarly situated insured depository institutions during future reporting periods it is possible that future impairment testing could result in a partial or full impairment of the value of our goodwill or core deposit intangible assets, or both. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common shares or our regulatory capital levels.

Our participation in the U.S. Treasury’s Capital Purchase Program imposes restrictions on us that limit our ability to perform certain equity transactions, including the payment of dividends and common stock purchases.

On August 28, 2009, we issued and sold $20.7 million in Fixed Rate Cumulative Perpetual Preferred Stock, Series A and a warrant to purchase shares of the Company’s Fixed Rate Cumulative Preferred Stock, Series B to the Treasury Department as part of the Capital Purchase Program. The Series A preferred shares will pay a cumulative dividend rate of five percent (5%) per annum for the first five years and will reset to a rate of nine percent (9%) per annum after year five. Immediately following the issuance of the Series A Preferred Stock and the Warrant, the Treasury Department exercised its rights under the Warrant to acquire shares of the Series B Preferred Stock through a cashless exercise. The Series B Preferred Stock pays cumulative dividends at a rate of nine percent (9%) per annum.  The Series B Preferred Stock generally has the same rights and privileges as the Series A Preferred Stock. The dividends and potential increase in dividends if we do not redeem the preferred stock may significantly impact our operating results, liquidity, and capital position.

Pursuant to the Purchase Agreement, prior to August 28, 2012, unless the Company has redeemed the Series A Preferred Stock and the Series B Preferred Stock or the Treasury Department has transferred the Series A Preferred Stock and the Series B Preferred Stock to a third party, the ability of the Company to declare or pay any dividend or make any distribution on its capital stock or other equity securities of any kind of the Company will be subject to restriction, including a restriction against (1) increasing the quarterly cash dividend per share to an amount larger than the last quarterly cash dividend paid on the common stock prior to November 17, 2008, $0.16 per share, or (2) redeeming, purchasing or acquiring any shares of its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain circumstances specified in the Purchase Agreement.  In addition, prior to August 28, 2012, the Company may not redeem any of the Series A Preferred Stock or Series B Preferred Stock except with the proceeds of a qualified equity offering.

Following August 28, 2012 and until August 28, 2019 (unless the Series A Preferred Stock and Series B Preferred Stock has been redeemed or transferred to a third party), the Company may not, without the consent of the Treasury Department, pay any dividends on its capital stock that are in the aggregate greater than 103% of any dividends in the prior fiscal quarter.  In addition, prior to August 28, 2019 (unless the Series A Preferred Stock and Series B Preferred Stock has been redeemed or transferred to a third party) the Company may not repurchase or acquire any equity security of the Company without the consent of the Treasury Department other than in certain circumstances specified in the Purchase Agreement.  Following August 28, 2019, the Company may not pay any dividend or repurchase any equity securities without the consent of the Treasury Department unless the Series A Preferred Stock and the Series B Preferred Stock have been redeemed or the United States Treasury has transferred the securities.  In addition, no shares of the Series B Preferred Stock may be redeemed unless all the shares of Series A Preferred Stock have been redeemed.

In addition, under the Articles of Amendment for the Series A Preferred Stock and the Series B Preferred Stock, the Company’s ability to declare or pay dividends or repurchase its common stock or other equity or capital securities will be subject to restrictions in the event that it fails to declare and pay or set aside for payment full dividends on the Series A Preferred Stock and the Series B Preferred Stock, respectively.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
     Item 2 is nonapplicable and is therefore not included.

Item 3.  Defaults Upon Senior Securities

The Company was in default of one covenant imposed on its line of credit during the second quarter of 2009. The covenant states that each of the Company’s subsidiaries must maintain a “Well Capitalized” categorization as defined by the federal regulatory requirements at all times.  For the quarter ended June 30, 2009, First Guaranty Bank did not maintain a “Well Capitalized” status.  The Company requested and received a waiver of this covenant for the second quarter of 2009. During the third quarter of 2009, First Guaranty Bank returned to a “Well Capitalized” status.  At no time was the Company in default in the payment of principal or interest on the line of credit. On October 20, 2009, the Company repaid the outstanding balance on this line of credit.

Item 4.  Submission of Matters to a Vote of Security Holders
     Item 4 is non-applicable and is therefore not included.

Item 5.  Other Information
     Item 5 is non-applicable and is therefore not included.

Item 6.  Exhibits
     1. Consolidated financial statements
      The information required by this item is included as Part I herein.

     2. Consolidated financial statements schedules
       The information required by this item is not applicable and therefore is not included.

     3. Exhibits

Exhibit
Number	Exhibit
14.0	Code of Ethics
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

                   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              FIRST GUARANTY BANCSHARES, INC.

Date:           November 13, 2009                                                                              By: /s/ Alton B. Lewis
                                  Alton B. Lewis
             Chief Executive Officer

Date:           November 13, 2009                                                                          By:   /s/ Michele E. LoBianco
              Michele E. LoBianco
              Chief Financial Officer
              Secretary and Treasurer