Form 10-K
period 2009-12-31
First Guaranty Bancshares, Inc.
filed 2010-03-31
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

    (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal ended December 31, 2009.
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.  YES* NO*

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer *                                                           Accelerated filer  *                                Non-accelerated filer  *                                                      Smaller reporting company  ☒

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES *     NO ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2009 was $49,077,538 based upon the price from the last trade which occurred on June 19, 2009 in which 1,184 shares were traded at a price of $17.00 per share.  The common stock is not quoted or traded on an exchange and there is no established or liquid market for the common stock.

As of March 30, 2010, there were issued and outstanding 5,559,644 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:
(1)  Proxy Statement for the 2010 Annual Meeting of Stockholders of the Registrant (Part III).

PART 1

Item 1 – Business
Background
    First Guaranty Bancshares, Inc. (the “Company”) is a bank holding company headquartered in Hammond, Louisiana with one wholly owned subsidiary, First Guaranty Bank (the “Bank”). At December 31, 2009, the Company had consolidated assets of $930.8 million with $94.9 million in consolidated stockholders’ equity. The Company’s executive office is located at 400 East Thomas Street, Hammond, Louisiana 70401. The telephone number is (985) 345-7685. The Company is subject to extensive regulation by the Board of Governors of the Federal Reserve System (“FRB”).
    First Guaranty Bank is a Louisiana state chartered commercial bank with 16 full-service banking facilities and one drive-up only facility located in southeast, southwest and north Louisiana. The Bank was organized under Louisiana law in 1934 and changed its name to First Guaranty Bank in 1971. Deposits are insured up to the maximum legal limits by the FDIC. The Bank is not a member of the Federal Reserve System. As of December 31, 2009, the Bank was the ninth largest Louisiana-based bank and the fifth largest Louisiana bank not headquartered in New Orleans, as measured by total assets.

Business Objective
    The Company’s business objective is to be focused on providing value to customers by delivering products and services matched to customer needs. We emphasize personal relationships and localized decision making. The Board of Directors and senior Management have extensive experience and contacts in our marketplace and are an important source of new business opportunities.
    The Company’s business plan emphasizes both growth and profitability. From December 31, 2004 to December 31, 2009, assets have grown from $607.2 million to $930.8 million.

Market Areas
    Our focus is on the bedroom communities of metropolitan markets, small cities and rural areas in southeast, southwest and north Louisiana. In southeast Louisiana, seven branches are located in Tangipahoa Parish in the towns of Amite, Hammond (2), Independence, Kentwood and Ponchatoula (2). Two branches are located in Livingston Parish, one branch in Denham Springs and the other in Walker. In southwest Louisiana, we have branches in Abbeville and Jennings which are located in Vermillion Parish and Jefferson Davis Parish, respectively. The remaining six branches are located in north Louisiana, in Haynesville and Homer, which are both in Claiborne Parish; in Oil City and Vivian, both in Caddo Parish; in Dubach in Lincoln Parish and Benton, in Bossier Parish. Our core market remains in the home parish of Tangipahoa where approximately 60.7% of deposits and 74.7% of net loans were based in 2009.
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

Loans
    The Bank is engaged in a diversity of lending activities to serve the credit needs of its customer base including commercial loans, commercial real estate loans, real estate construction loans, residential mortgage loans, agricultural loans, home equity lines of credit, equipment loans, inventory financing and student loans. In addition, the Bank provides consumer loans for a variety of reasons such as the purchase of automobiles, recreational vehicles or boats, investments or other consumer needs. The Bank issues MasterCard and Visa credit cards and provides merchant processing services to commercial customers. The loan portfolio is divided, for regulatory purposes, into four broad classifications: (i) real estate loans, which include all loans secured in whole or part by real estate; (ii) agricultural loans, comprised of all farm loans; (iii) commercial and industrial loans, which include all commercial and industrial loans that are not secured by real estate; and (iv) consumer loans.

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

Employees
At December 31, 2009, we had 212 full-time and 36 part-time employees. None of our employees are represented by a collective bargaining group. The Company has a good relationship with its employees.

Data Processing
    Since November 2001, customer information has been housed on equipment owned by Financial Information Service Corporation (FISC). FISC is a cooperative jointly owned by a number of Louisiana and Mississippi state banks that are currently serviced by FISC. The 2009 annual cost of this service was $596,000. The current arrangements are adequate and are expected to be able to accommodate our needs for the foreseeable future.

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
          ·  acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and
        •  performing selected insurance underwriting activities.

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

     Insurance of Deposit Accounts. First Guaranty Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Deposit accounts at First Guaranty Bank are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, on October 14, 2008, the Federal Deposit Insurance Corporation increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2013.  In addition, certain noninterest-bearing transaction accounts maintained with financial institutions participating in the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program are fully insured regardless of the dollar amount until June 30, 2010.  First Guaranty Bank has opted to participate in the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program.  See “—Temporary Liquidity Guarantee Program.”
    The Federal Deposit Insurance Corporation imposes an assessment against institutions for deposit insurance.  This assessment is based on the risk category of the institution and, prior to 2009, ranged from 5 to 43 basis points of the institution’s deposits.  On December 22, 2008, the Federal Deposit Insurance Corporation published a final rule that raised the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) effective for the first quarter of 2009. On February 27, 2009, the Federal Deposit Insurance Corporation issued a final rule that altered the way the Federal Deposit Insurance Corporation calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.
    Under the rule, the Federal Deposit Insurance Corporation first establishes an institution’s initial base assessment rate.  This initial base assessment rate ranges, depending on the risk category of the institution, from 12 to 45 basis points.  The Federal Deposit Insurance Corporation then adjusts the initial base assessment (higher or lower) to obtain the total base assessment rate.  The adjustments to the initial base assessment rate are based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits.  The total base assessment rate ranges from 7 to 77.5 basis points of the institution’s deposits. Additionally, on May 22, 2009, the Federal Deposit Insurance Corporation issued a final rule that imposed a special 5 basis points assessment on each FDIC-insured depository institution's assets, minus its Tier 1 capital on June 30, 2009, which was collected on September 30, 2009. The special assessment is capped at 10 basis points of an institution's domestic deposits. Future special assessments could also be assessed. First Guaranty Bank’s Federal Deposit Insurance Corporation premium assessment for 2009 increased by approximately $1.2 million, including the special assessment.

    The Federal Deposit Insurance Corporation has adopted a final rule pursuant to which all insured depository institutions were required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  Under the rule, this pre-payment was due on December 30, 2009.  The assessment rate for the fourth quarter of 2009 and for 2010 was based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 was equal to the modified third quarter assessment rate plus an additional 3 basis points.  In addition, each institution’s base assessment rate for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. Based on our deposits and assessment rate at September 30, 2009, our prepayment amount was approximately $4.5 million.
    Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.
    In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2009, the annualized FICO assessment was .000106 basis points for each $100 in domestic deposits maintained at an institution.

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

Brokered Deposits and Pass-Through Insurance
    An FDIC-insured depository institution cannot accept, rollover or renew brokered deposits unless it is well capitalized or adequately capitalized and receives a waiver from the FDIC. A depository institution that cannot receive brokered deposits also cannot offer “pass-through” insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized depository institution may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. As of December 31, 2009, the Bank had $10.1 million in brokered deposits through the Certificate of Deposit Account Registry Service (CDARS).

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

Sarbanes-Oxley Act
    The Company is also subject to the Sarbanes-Oxley Act of 2002, which has imposed corporate governance and accounting oversight restrictions and responsibilities on the board of directors, executive officers and independent auditors. The law has increased the time spent discharging responsibilities and costs for audit services. Beginning in 2007, Management was required to report on the effectiveness of internal controls and procedures. Beginning with the year ending December 31, 2010, the Company will be required to obtain an attestation report from our external auditor on the effectiveness of our internal controls over financial reporting.

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
     Under the transaction account guarantee component of the TLGP, all non-interest bearing transaction accounts maintained at First Guaranty Bank are insured in full by the FDIC until June 30, 2010, regardless of the standard maximum deposit insurance amounts. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions participating in this component of the TLGP.  The Company has chosen to participate in this component of the TLGP.  The additional expense related to this coverage is not expected to be significant for the Bank. See the Deposit Insurance Assessments section above for more information.

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

    American Recovery and Reinvestment Act of 2009.On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) was enacted. The ARRA is intended to provide a stimulus to the U.S. economy in the wake of the economic downturn brought about by the subprime mortgage crisis and the resulting credit crunch. The bill includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, healthcare, and infrastructure, including the energy structure. The new law also includes numerous non-economic recovery related items, including a limitation on executive compensation in federally aided banks.
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

    On March 4, 2009, the following programs were disclosed:

    The Home Affordable Refinance program probably is available to 4 to 5 million homeowners who have a solid payment history on an existing mortgage owned by Fannie Mae or Freddie Mac. Normally, these borrowers would be unable to refinance because their homes have lost value, pushing their current loan-to-value ratios above 80%. Under the Home Affordable Refinance program, many of them will now be eligible to refinance their loan to take advantage of today’s lower mortgage rates or to refinance an adjustable-rate mortgage into a more stable mortgage, such as a 30-year fixed rate loan.
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

Item 1A. – Risk Factors
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

Disruptions in the global financial markets could adversely affect our results of operations and financial condition.
        Since mid-2007, global financial markets have suffered substantial disruption, illiquidity and volatility. These circumstances resulted in significant government assistance to a number of major financial institutions. These events have significantly diminished overall confidence in the financial markets and in financial institutions and have increased the uncertainty we face in managing our business. If these disruptions continue or other disruptions in the financial markets or the global or our regional economic environment arise, they could have an adverse effect on our future results of operations and financial condition, including our liquidity position, and may affect our ability to access capital.

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
    Since December 31, 2004, assets have grown 53.3%, loan balances have grown 29.3% and deposits have grown 66.1%.  Continued growth depends, in part, upon the ability to expand market presence, to successfully attract core deposits, and to identify attractive commercial lending opportunities.
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
    At December 31, 2009, $300.7 million, or 51.0% of the loan portfolio consisted of non-farm non-residential real estate loans (primarily loans secured by commercial real estate such as office buildings, hotels and gaming facilities). These loans generally expose a lender to greater risk of nonpayment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential loans. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Emphasis on the origination of short-term loans could expose us to increased lending risks.
    At December 31, 2009, $534.3 million, or 90.6% of our loan portfolio consisted of loans that mature within five years. These loans typically provide for payments based on a ten to twenty-year amortization schedule. This results in our borrowers having significantly higher final payments due at maturity, known as a “balloon payment”. In the event our borrowers are unable to make their balloon payments when they are due, we may incur significant losses in our loan portfolio. Moreover, while the shorter maturities of our loan portfolio help us to manage our interest rate risk, they also increase the reinvestment risk associated with new loan originations. To mitigate this risk, we generally will originate loans to existing customers. There can be no assurance that during an economic slow-down we might not incur significant losses as our loan portfolio matures.

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
    Loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. We may experience significant credit losses, which could have a material adverse effect on our operating results. Various assumptions and judgments about the collectability of the loan portfolio are made, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of many loans. In determining the amount of the allowance for loan losses, Management reviews the loans and the loss and delinquency experience and evaluates economic conditions. If assumptions prove to be incorrect, the allowance for loan losses may not cover inherent losses in the loan portfolio at the date of the financial statements. Material additions to the allowance would materially decrease net income. At December 31, 2009, our allowance for loan losses totaled $7.9 million, representing 1.34% of loans, net of unearned income.
    Management believes it has underwriting standards to manage normal lending risks, and at December 31, 2009, nonperforming loans consisted of $15.0 million, or 2.54% of loans, net of unearned income. We can give no assurance that the nonperforming loans will not increase or that nonperforming or delinquent loans will not adversely affect future performance.
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
    In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2009, approximately 80.9% of our total loans were secured by real estate.  Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio. In addition, substantially all of our loans are to individuals and businesses in Louisiana.  Our business customers may not have customer bases that are as diverse as businesses serving regional or national markets. Consequently, any decline in the economy of our market area could have an adverse impact on our revenues and financial condition.  In particular, we may experience increased loan delinquencies, which could result in a higher provision for loan losses and increased charge-offs. Any sustained period of increased non-payment, delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, results of operations and financial condition.

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
    Our success of First Guaranty Bancshares, Inc. and First Guaranty Bank has been largely due to the efforts of our Executive Management team consisting of Alton B. Lewis, Chief Executive Officer, Michael R. Sharp, President, Larry A. Stark, Executive Vice President and Michele E. LoBianco, Chief Financial Officer. In addition, we substantially rely upon Marshall T. Reynolds, our Chairman of the Board of Directors.  The loss of services of one or more of these individuals may have a material adverse effect on our ability to implement our business plan.

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
    Net interest income is the most significant component of our operating income. We do not rely on nontraditional sources of fee income utilized by some community banks, such as fees from sales of insurance, securities or investment advisory products or services. For the years ended December 31, 2009 and 2008, our net interest income was $32.3 million and $31.8 million, respectively.  The amount of our net interest income is influenced by the overall interest rate environment, competition, and the amount of interest-earning assets relative to the amount of interest-bearing liabilities. In the event that one or more of these factors were to result in a decrease in our net interest income, we do not have significant sources of fee income to make up for decreases in net interest income.

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
    Under Section 404 of the Sarbanes-Oxley Act of 2002, we were required to conduct a comprehensive review and assessment of the adequacy of our existing financial systems and controls beginning with the year ended December 31, 2007.  Future reviews of our financial systems and controls may uncover deficiencies in existing systems and controls. If that is the case, we would have to take the necessary steps to correct any deficiencies, which may be costly and may strain our Management resources and negatively impact earnings.  We also would be required to disclose any such deficiencies, which could adversely affect the market price of our common stock. At December 31, 2010, we will be required to obtain an attestation report from a registered public accounting firm on the effectiveness of our internal controls over financial reporting.

The Company’s expenses may increase as a result of increases in FDIC insurance premiums.
    Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. As a result, we may be required to pay significantly higher premiums or additional special assessments that could adversely affect our earnings. In the second quarter of 2009, the FDIC implemented a special assessment that resulted in approximately $444,000 million of additional expense during the quarter. It is possible that the FDIC may impose additional special assessments in the future as part of its restoration plan. In addition, on November 12, 2009, the FDIC adopted a rule requiring banks to prepay, on December 30, 2009, three years’ worth of premiums to replenish the depleted insurance fund. Based on our deposits and assessment rate at September 30, 2009, our prepayment amount was approximately $4.5 million. The FDIC is also considering other criteria to create a more risk-based assessment model that could increase respective assessment expenses of some depository institutions. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases or required prepayments in FDIC insurance premiums may materially adversely affect our results of operations.
    Our regulatory capital ratios decreased during the second quarter 2009 below “well capitalized” status based on regulatory standards.  At June 30, 2009, we satisfied the minimum regulatory capital requirements and were “adequately capitalized” within the meaning of federal regulatory requirements. During the third quarter of 2009, our regulatory capital ratios increased back to “well capitalized” status and remained at that status for fourth quarter 2009. Changes in regulatory capital status will impact our FDIC assessments. For more information on FDIC assessments, see “Regulation and Supervision—FDIC Insurance on Deposits”.

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
    During 2009, the Company recorded losses from other-than-temporary impairment on investment securities totaling $0.8 million, net of the related tax benefits of $0.5 million. At December 31, 2009, gross unrealized losses in the Company’s investment portfolio equaled approximately $2.8 million relating to securities with an aggregate fair value of $85.3 million.  There can be no assurance that future factors or combinations of factors will not cause the Company to conclude in one or more future reporting periods that an unrealized loss that exists with respect to any of its securities constitutes an impairment that is other than temporary.

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
    Pursuant to FASB ASC 350, Intangibles – Goodwill and Other (SFAS No. 142), we are required to test our goodwill and core deposit intangible assets for impairment on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities and information concerning the terminal valuation of similarly situated insured depository institutions. The market price for our common shares was above our tangible book value at October 1, 2009, the date of our impairment testing, and at December 31, 2009.  If there is a decline in the market value of our common shares and a decline in the market prices of the common shares of similarly situated insured depository institutions during future reporting periods it is possible that future impairment testing could result in a partial or full impairment of the value of our goodwill or core deposit intangible assets, or both. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common shares or our regulatory capital levels.

If we were unable to borrow funds through access to capital markets, we may not be able to meet the cash flow requirements of our depositors and borrowers, or the operating cash needs to fund corporate expansion and other corporate activities.
    Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. The liquidity of our Company is used to make loans and leases to repay deposit liabilities as they become due or are demanded by customers. Liquidity policies and limits are established by the board of directors. Management and the Investment Committee regularly monitor the overall liquidity position of the Company to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity. Management and the Investment Committee also establish policies and monitor guidelines to diversify the banks’ funding sources. Funding sources include Federal funds purchased, securities sold under repurchase agreements, non-core deposits, and short- and long-term debt. We are also members of the Federal Home Loan Bank (“FHLB”) System, which provides funding through advances to members that are collateralized with certain loans.

    We maintain a portfolio of securities that can be used as a secondary source of liquidity. There are other sources of liquidity available to us should they be needed. These sources include sales of loans, additional collateralized borrowings such as FHLB advances, unsecured borrowing lines with other financial institutions, the issuance and sale of debt securities, and the issuance and sale of preferred or common securities. We can also borrow from the Federal Reserve’s discount window.
    Amounts available under our existing credit facilities as of December 31, 2009, consist of $92.9 million available at the Federal Home Loan Bank and $63.2 million in the form of federal funds and/or other lines of credit.
    If we were unable to access any of these funding sources when needed, we might be unable to meet customers’ needs, which could adversely impact our financial condition, results of operations, cash flows, and level of regulatory-qualifying capital.

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

Our Management controls a substantial percentage of our common stock and therefore has the ability to exercise substantial control over our affairs.
    As of December 31, 2009, our directors and executive officers (and their affiliates) beneficially owned 2,348,110 shares or approximately 42.2% of our common stock. Because of the large percentage of common stock held by our directors and executive officers, such persons could significantly influence the outcome of any matter submitted to a vote of our shareholders even if other shareholders were in favor of a different result.

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

Item 1B – Unresolved Staff Comments
    None.

Item 2 - Properties
    The Company does not directly own any real estate, but it does own real estate indirectly through its subsidiary. The Bank operates 17 retail-banking centers. The following table sets forth certain information relating to each office. The net book value of our properties at December 31, 2009 was $9.0 million.

Location	Use of Facilities	Year Facility Opened or Acquired	Owned/ Leased
First Guaranty Square 400 East Thomas Street Hammond, LA 70401	Bank’s Main Office	1975	Owned
2111 West Thomas Street Hammond, LA 70401	Guaranty West Banking Center	1974	Owned
100 East Oak Street Amite, LA 70422	Amite Banking Center	1970	Owned
455 Railroad Avenue Independence, LA 70443	Independence Banking Center	1979	Owned
301 Avenue F Kentwood, LA 70444	Kentwood Banking Center	1975	Owned
170 West Hickory Ponchatoula, LA 70454	Ponchatoula Banking Center1	1960	Owned
196 Burt Blvd Benton, LA 71006	Benton Banking Center2	1999	Owned
126 South Hwy. 1 Oil City, LA 71061	Oil City Banking Center	1999	Owned
401 North 2nd Street Homer, LA 71040	Homer Main Banking Center	1999	Owned
10065 Hwy 79 Haynesville, LA 71038	Haynesville Banking Center	1999	Owned
117 East Hico Street Dubach, LA 71235	Dubach Banking Center	1999	Owned
102 East Louisiana Avenue Vivian, LA 71082	Vivian Banking Center	1999	Owned
500 North Cary Jennings, LA 70546	Jennings Banking Center	1999	Owned
799 West Summers Drive Abbeville, LA 70510	Abbeville Banking Center	1999	Owned
105 Berryland Ponchatoula, LA 70454	Berryland Banking Center	2004	Leased
2231 S. Range Avenue Denham Springs, LA 70726	Denham Springs Banking Center	2005	Owned
North 6th Street Ponchatoula, LA 70454	Ponchatoula Banking Center	2007	Owned
29815 Walker Rd S Walker, LA 70785	Walker Banking Center	2007	Owned
1 This banking facility was closed on March 14, 2008 and consolidated with the Ponchatoula Banking Center.
2 This banking facility was sold on January 27, 2010 and a new facility was opened at 189 Burt Boulevard, Benton, LA.

    The Bank also owns four additional properties which are currently not being used as banking facilities. One of the properties is a banking center location previously owned and operated by Homestead Bank in Amite, Louisiana but was closed at the time of the merger. The Bank also acquired, in the Homestead Bank merger, a banking facility located in Ponchatoula, Louisiana. This facility was closed in March 2008 and currently is vacant. Management’s intentions are to sell these two properties. In addition, the Bank owns two parcels of raw land, located in Amite and Bossier City Louisiana, on which it intends to build de nevo banking center locations. During 2009, the Bank opened a stand-alone ATM on the Amite parcel of land.
    On December 30, 2008, the Company purchased raw land located at 182 Burt Boulevard, Benton, Louisiana and began construction of a new banking facility. This purchase was to facilitate the sale of the existing Benton banking center, located at 196 Burt Boulevard, Benton, Louisiana, to the Law Enforcement District of Bossier. As of December 31, 2009, the Bank had a binding contract to sell the property located at 196 Burt Boulevard, Benton, Louisiana. The sale was consummated on January 27, 2010 and the new Benton banking center, located at 182 Burt Boulevard, Benton, Louisiana, was opened. The cost of the new Benton banking center, including land, building, furniture and equipment totaled approximately $1.5 million. See Note 24 to the Consolidated Financial Statements.

Item 3 - Legal Proceedings
    The Company is subject to various legal proceedings in the normal course of its business. It is Management’s belief that the ultimate resolution of such claims will not have a material adverse effect on the financial position or results of operations. At December 31, 2009, we were not involved in any material legal proceedings.

Item 4 - Submission of Matters to a Vote of Security Holders
    [Reserved]

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
    The following table sets forth the high and low bid quotations for First Guaranty Bancshares, Inc.’s common stock for the periods indicated. These quotations represent trades of which we are aware and do not include retail markups, markdowns, or commissions and do not necessarily reflect actual transactions. As of December 31, 2009, there were 5,559,644 shares of First Guaranty Bancshares, Inc. common stock issued and outstanding. At December 31, 2009, First Guaranty Bancshares, Inc. had 1,356 shareholders of record.

	2009			2008
Quarter Ended:	High	Low	Dividend	High	Low	Dividend
March	$25.00	$17.00	$0.16	$25.00	$24.30	$0.16
June	17.00	17.00	0.16	25.00	25.00	0.16
September	17.00	15.00	0.16	25.00	25.00	0.16
December	17.00	12.00	0.16	25.00	25.00	0.16

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

Stock Performance Graph
    The line graph below compares the cumulative total return for the Company’s common stock with the cumulative total return of both the NASDAQ Stock Market Index for U.S. companies and the NASDAQ Index for bank stocks for the period December 31, 2004 through December 31, 2009. The total return assumes the reinvestment of all dividends and is based on a $100 investment on December 31, 2004. It also reflects the stock price on December 31st of each year shown, although this price reflects only a small number of transactions involving a small number of directors of the Company or affiliates or associates and cannot be taken as an accurate indicator of the market value of the Company’s common stock.

Performance Graph
Cumulative Total Return of First Guaranty Bancshares, Inc. Compared to NASDAQ Bank Index
and NASDAQ Composite Index

	Total Returns for the Year
	2005	2006	2007	2008	2009
First Guaranty Bancshares, Inc.	$139	$168	$179	$189	$133
NASDAQ Index	$168	$186	$145	$110	$ 90
NASDAQ Composite	$101	$110	$121	$ 72	$103

    We have no equity based benefit plans.

Item 6 - Selected Financial Data
    The following selected financial data should be read in conjunction with the financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K. Except for the data under “Performance Ratios,” “Capital Ratios” and “Asset Quality Ratios,” the income statement data and share and per share data for the years ended December 31, 2009, 2008 and 2007 and the balance sheet data as of December 31, 2009 and 2008 are derived from the audited financial statements and related notes which are included elsewhere in this Form 10-K, and the income statement data and share and per share data for the years ended December 31, 2006 and 2005 and the balance sheet data as of December 31, 2007, 2006 and 2005 are derived from the audited financial statements and related notes that are not included in this Form 10-K.

	At or For the Years Ended December 31,
	2009	2008	2007	2006	2005

Year End Balance Sheet Data:
(dollars in thousands)
Securities	$261,829	$139,162	$142,068	$158,352	$175,200
Federal funds sold	13,279	838	35,869	6,793	1,786
Loans, net of unearned income	589,902	606,369	575,256	507,195	491,582
Allowance for loan losses	7,919	6,482	6,193	6,675	7,597
Total assets(1)	930,847	871,233	807,994	715,216	713,544
Total deposits	799,746	780,372	723,094	626,293	632,908
Borrowings	31,929	18,122	13,494	24,568	22,132
Stockholders' equity(1)	94,935	65,487	66,355	59,471	53,923
Common Stockholders' equity(1)	74,165	65,487	66,355	59,471	53,923

Average Balance Sheet Data:
(dollars in thousands)
Securities	$245,952	$127,586	$152,990	$178,419	$109,236
Federal funds sold	24,662	17,247	8,083	3,115	6,028
Loans, net of unearned income	599,609	600,854	543,946	505,623	476,144
Total earning assets	906,158	752,093	712,212	690,057	595,141
Total assets	948,556	797,024	751,237	726,593	631,554
Total deposits	842,274	707,114	658,456	622,869	526,995
Borrowings	22,907	16,287	23,450	42,435	45,732
Stockholders' equity	77,135	67,769	63,564	56,640	54,901
Stockholders' common equity	70,055	67,769	63,564	56,640	54,901

Performance Ratios:
Return on average assets	0.80%	0.69%	1.30%	1.16%	0.95%
Return on average common equity	10.84%	8.13%	15.37%	14.88%	10.89%
Return on average tangible assets(2)	0.80%	0.69%	1.30%	1.16%	0.96%
Return on average tangible common equity(3)	11.14%	8.77%	16.47%	15.73%	11.24%
Net interest margin	3.57%	4.25%	4.79%	4.60%	4.71%
Average loans to average deposits	71.19%	84.97%	82.61%	81.18%	90.35%
Efficiency ratio (1)	60.80%	70.73%	55.80%	51.80%	55.44%
Efficiency ratio (excluding amortization of
intangibles and securities transactions) (1)	61.99%	61.20%	54.59%	49.90%	53.66%
Full time equivalent employees (year end)	230	225	222	196	189

         (1)   For the years ended 2006, 2007 and 2008 amounts have been restated to reflect prior period adjustments. See Note 2 to the Consolidated Financial Statements for additional information.
         (2)   Average tangible assets represent average assets less average core deposit intangibles.
         (3)   Average tangible equity represents average equity less average core deposit intangibles.

	At or For the Years Ended December 31,
	2009	2008	2007	2006	2005

Capital Ratios:
Average stockholders' equity to average assets	8.13%	8.50%	8.46%	7.80%	8.69%
Average tangible equity to average tangible assets(1),(2)	7.95%	8.25%	8.31%	7.71%	8.51%
Stockholders' equity to total assets(3)	7.97%	7.52%	8.21%	8.32%	7.56%
Tier 1 leverage capital(3)	9.58%	7.88%	7.38%	8.11%	7.67%
Tier 1 capital(3)	11.90%	9.19%	10.13%	9.85%	8.80%
Total risk-based capital(3)	12.97%	10.11%	11.09%	10.96%	10.05%

Income Data:
(dollars in thousands)
Interest income	$47,191	$47,661	$55,480	$50,937	$40,329
Interest expense(3)	14,844	15,881	21,934	19,769	12,435
Net interest income(3)	32,347	31,780	33,546	31,100	27,962
Provision for loan losses	4,155	1,634	1,918	4,419	5,621
Noninterest income (excluding securities transactions)	5,909	5,689	5,176	4,601	5,221
Securities (losses) gains	2,056	(1)	(478)	(234)	7
Loss on securities impairment	(829)	(4,611)	-	-	-
Noninterest expense(3)	24,007	23,241	21,341	18,373	18,399
Earnings before income taxes(3)	11,321	7,982	14,985	12,676	9,170
Net income(3)	7,595	5,512	9,772	8,431	5,979
Net income available to common shareholders(3)	7,001	5,512	9,772	8,431	5,979

Per Common Share Data:(4)
Net earnings(3)	$1.26	$0.99	$1.76	$1.52	$1.08
Cash dividends paid	0.64	0.64	0.63	0.60	0.57
Book value(3)	13.34	11.78	11.94	10.70	9.70
Dividend payout ratio(3)	50.82%	64.53%	35.85%	39.56%	53.07%
Weighted average number of shares outstanding	5,559,644	5,559,644	5,559,644	5,559,644	5,559,644
Number of shares outstanding (year end)	5,559,644	5,559,644	5,559,644	5,559,644	5,559,644
Market data:
High	$25.00	$25.00	$24.30	$23.42	$20.00
Low	$12.00	$24.30	$23.42	$18.57	$15.27
Trading Volume	165,386	368,454	924,692	535,264	279,503
Stockholders of record	1,356	1,343	1,293	1,181	1,141

Asset Quality Ratios:
Nonperforming assets to total assets	1.68%	1.14%	1.39%	1.86%	3.08%
Nonperforming assets to loans	2.65%	1.63%	1.95%	2.62%	4.48%
Loan loss reserve to nonperforming assets	50.68%	65.46%	55.26%	51.53%	34.92%
Net charge-offs to average loans	0.45%	0.22%	0.50%	1.06%	0.83%
Provision for loan loss to average loans	0.69%	0.27%	0.35%	0.87%	1.18%
Allowance for loan loss to total loans	1.34%	1.07%	1.08%	1.32%	1.55%

            (1)   Average tangible assets represents average assets less average core deposit intangibles.
            (2)   Average tangible equity represents average equity less average core deposit intangibles.
        (3)  For the years ended 2006, 2007 and 2008 amounts have been restated to reflect prior period adjustments. See Note 2 to the Consolidated Financial Statements for additional information.
        (4)  For the year ended 2005 amounts have been restated to reflect a stock dividend of one-third of a share of $1 par value common stock for each share of $1 and $5 par value common stock outstanding, accounted for as a four-
          for-three stock split, effective and payable to stockholders of record as of October 20, 2005.

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

Special Note Regarding Forward-Looking Statements
    Congress passed the Private Securities Litigation Act of 1995 in an effort to encourage corporations to provide information about a company’s anticipated future financial performance. This act provides a safe harbor for such disclosure, which protects us from unwarranted litigation, if actual results are different from Management’s expectations. This discussion and analysis contains forward-looking statements and reflects Management’s current views and estimates of future economic circumstances, industry conditions, company performance and financial results. The words “may,” “should,” “expect,” “anticipate,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a number of factors and uncertainties, which could cause our actual results and experience to differ from the anticipated results and expectations, expressed in such forward-looking statements.

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
    Valuation of Goodwill, Intangible Assets and Other Purchase Accounting Adjustments. The Company accounts for goodwill and intangible assets in accordance with FASB ASC 350, Intangibles – Goodwill and Other (SFAS No. 142).  Under FASB ASC 350, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with the provision of FASB ASC 350. The Company’s goodwill is tested for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. A goodwill impairment test includes two steps. Step one, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Step two of the goodwill impairment test compares the implied estimated fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill for that reporting unit exceeds the implied fair value of that unit’s goodwill, an impairment loss is recognized in an amount equal to that excess. Based on Management’s goodwill impairment tests, there was no impairment of goodwill at December 31, 2009.  For additional information on goodwill and intangible assets, see Note 7 to the Consolidated Financial Statements.

Financial Condition
    Assets. Total assets at December 31, 2009 were $930.8 million, an increase of $59.6 million, or 6.8%, from $871.2 million at December 31, 2008. Federal funds sold increased $12.4 million from December 31, 2008 to December 31, 2009 and loans for the same period decreased $16.5 million. Cash and due from banks decreased $43.7 from 2008 to 2009. Additionally, total investment securities increased $122.7 million to $261.8 million from December 31, 2008 to December 31, 2009. Total deposits increased by $19.4 million or 2.5% from 2008 to 2009. At December 31, 2009, long-term borrowings were $20.0 million, an increase of $11.6 million or 139.4%, from $8.4 million at December 31, 2008.

    Cash and Cash Equivalents. Cash and cash equivalents at December 31, 2009 totaled $46.7 million, a decrease of $31.3 million compared to $78.0 million at December 31, 2008. Cash and due from banks decreased $43.7 million, and federal funds sold increased $12.4 million.  The decrease in cash and cash equivalents reflects Management’s decision to increase its investment in higher yielding investment securities.

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
    The securities portfolio totaled $261.8 million at December 31, 2009, representing an increase of $122.7 million from December 31, 2008. The primary changes in the portfolio consisted of $1.4 billion in purchases, sales totaling $21.8 million, calls and maturities of $1.3 billion. An other-than-temporary impairment charge totaling $0.8 million was taken on six securities during 2009. See Note 4 to the Consolidated Financial Statements for additional information.
    At December 31, 2009 approximately 3.5% of the securities portfolio (excluding Federal Home Loan Bank stock) matures in less than one year while securities with maturity dates over 10 years totaled 25.2% of the portfolio. At December 31, 2009, the average maturity of the securities portfolio was 6.3 years, compared to the average maturity at December 31, 2008 of 3.7 years.
    At December 31, 2009, securities totaling $249.5 million were classified as available for sale and $12.3 million were classified as held to maturity as compared to $114.4 million and $24.8 million, respectively at December 31, 2008.
    Securities classified as available for sale are measured at fair market value. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, market yield curves, prepayment speeds, credit information and the instrument’s contractual terms and conditions, among other things. Securities classified as held to maturity are measured at book value. See Note 4 and Note 20 to the Consolidated Financial Statements for additional information.
    The book yields on securities available for sale ranged from 0.8% to 19.9% at December 31, 2009, exclusive of the effect of changes in fair value reflected as a component of stockholders’ equity. The book yields on held to maturity securities ranged from 3.6% to 5.3%.
    Securities classified as available for sale had gross unrealized losses totaling $2.8 million at December 31, 2009.  These losses include $1.6 million in unrealized losses on U.S. Government agency securities, which have been in a loss position for less than 12 months. The Company believes that it will collect all amounts contractually due and has the intent and the ability to hold these securities until the fair value is at least equal to the carrying value. At December 31, 2008, securities classified as available for sale had gross unrealized losses totaling $5.7 million. See Note 4 to the Consolidated Financial Statements for additional information.
    Average securities as a percentage of average interest-earning assets were 27.1% and 17.0% at December 31, 2009 and 2008, respectively. This increase reflected, in part, Management’s decision to display a certain amount of funds into investment securities, rather than loans, to manage out interest rate risk, in a low interest rate environment in 2009. At December 31, 2009, $163.6 million of the total securities portfolio did not qualify as pledgeable securities to collateralize repurchase agreements and public funds compared to $54.1 million in securities held at December 31, 2008. At December 31, 2009 and 2008, $154.5 million and $85.4 million in securities were pledged, respectively.

    Mortgage Loans Held for Sale. The Company did not hold any mortgage loans for sale at December 31, 2009 or December 31, 2008.

    Loans. The origination of loans is the primary use of our financial resources and represents the largest component of earning assets. At December 31, 2009, the loan portfolio (loans, net of unearned income) totaled $589.9 million, a decrease of approximately $16.5 million, or 2.7%, from the December 31, 2008 level of $606.4 million. The decrease in net loans primarily includes a reduction of $13.3 million in real estate construction and land development loans and a reduction of $23.2 million in commercial and industrial loans, partially offset with an increase of $38.9 million in non-farm non-residential loans secured by real estate.
    Loans to related parties are included in total loans. Related parties include the Company’s executive officers, directors and certain business organizations and individuals with which such persons are associated. At December 31, 2009 and 2008, loans to related parties totaled $23.3 million and $22.5 million, respectively. See Note 14 to the Consolidated Financial Statements for additional information.
    Loans represented 73.8% of deposits at December 31, 2009, compared to 77.7% of deposits at December 31, 2008. Loans secured by real estate increased $11.9 million to $477.1 million at December 31, 2009. Commercial and industrial loans decreased $23.2 million to $82.3 million at December 31, 2009. Real estate and related loans comprised 80.9% of the portfolio in 2009 as compared to 76.7% in 2008. Commercial and industrial loans comprised 14.0% of the portfolio in 2009 as compared to 17.4% in 2008.
    Loan charge-offs taken during 2009 totaled $2.9 million, compared to charge-offs of $1.6 million in 2008. Of the loan charge-offs in 2009, approximately $1.6 million were loans secured by real estate, $0.7 million were commercial and industrial loans and $0.6 million were consumer and other loans. In 2009, recoveries of $0.2 million were recognized on loans previously charged off as compared to $0.3 million in 2008.

    Nonperforming Assets. Nonperforming assets were $15.6 million, or 1.7% of total assets at December 31, 2009, compared to $9.9 million, or 1.1% of total assets at December 31, 2008. The increase resulted from a $5.1 million, or 55.4%, increase in nonaccrual loans, an increase of $0.6 million in 90 days past due loans and an increase of $0.1 million in other real estate. The increase in nonaccrual loans was primarily in construction and land development, one-to-four family residential, non-farm non-residential and commercial and industrial loans. The increase in other real estate was primarily the result of an increase in non-farm nonresidential properties.

    Deposits. Total deposits increased by $19.4 million or 2.5%, to $799.7 million at December 31, 2009 from $780.4 million at December 31, 2008. In 2009, noninterest-bearing demand deposits increased $13.6 million, interest-bearing demand deposits increased $8.0 million and savings deposits decreased $1.1 million. Time deposits decreased $1.1 million, or 0.3% which includes brokered deposits totaling $10.1 million in reciprocal time deposits acquired from the Certificate of Deposit Account Registry Service (CDARS). The increase in deposits was due to a $23.3 million decrease in individual and business deposits offset with a $42.7 million increase in public fund deposits. The increase in public fund deposits was the primary result of three municipalities’ elevated deposit balances.
    Public fund deposits totaled $268.5 million or 33.6% of total deposits at December 31, 2009. At December 31, 2008, public fund deposits represented 28.9% of total deposits with a balance of $225.8 million.

    Borrowings. Short-term borrowings increased $2.2 million in 2009 to $11.9 million at December 31, 2009 from $9.8 million at December 31, 2008. Short-term borrowings are used to manage liquidity on a daily or otherwise short-term basis. The short-term borrowings at December 31, 2009 and 2008, respectively was solely comprised of repurchase agreements. Overnight repurchase agreement balances are monitored daily for sufficient collateralization.
    Long-term borrowings increased $11.6 million to $20.0 million at December 31, 2009, compared to $8.4 million at December 31, 2008. At December 31, 2009, two long-term advances were outstanding at FHLB, one totaling $10.0 million with a rate of 0.9% and a maturity date of December 1, 2010 and the other totaling $10.0 million with a rate of 0.5% and a maturity date of December 20, 2010. At December 31, 2008, there was one long-term advance outstanding at FHLB totaling $8.4 million.

    Stockholders’ Equity. Total stockholders’ equity increased $29.4 million or 45.0% to $94.9 million at December 31, 2009 from $65.5 million at December 31, 2008. The increase in stockholders’ equity includes $19.6 million and $1.1 million of preferred stock, Series A and Series B respectively, issued in August 2009 to the Treasury Department. See Note 11 to the Consolidated Financial Statements for additional information. In addition, stockholders’ equity reflected consolidated net income of $7.6 million during 2009 and changes in unrealized losses on available for sale securities totaling $5.2 million, offset by common stock dividends paid totaling $3.6 million and preferred stock dividends paid totaling $0.6. See Note 4 to the Consolidated Financial Statements for additional information.

    Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the dates indicated.

	December 31,
	2009		2008		2007
		As % of		As % of		As % of
	Balance	Category	Balance	Category	Balance	Category
	(dollars in thousands)
Real estate
Construction & land development	$78,686	13.3%	$92,029	15.2%	$98,127	17.0%
Farmland	11,352	1.9%	16,403	2.7%	23,065	4.0%
1-4 Family	77,470	13.1%	79,285	13.1%	84,640	14.7%
Multifamily	8,927	1.5%	15,707	2.6%	13,061	2.3%
Non-farm non-residential	300,673	51.0%	261,744	43.0%	236,474	41.1%
Total real estate	477,108	80.8%	465,168	76.6%	455,367	79.1%

Agricultural	14,017	2.4%	18,536	3.0%	16,816	2.9%
Commercial and industrial	82,348	13.9%	105,555	17.4%	81,073	14.1%
Consumer and other	17,226	2.9%	17,926	3.0%	22,517	3.9%
Total loans before unearned income	590,699	100.0%	607,185	100.0%	575,773	100.0%
Less: unearned income	(797)		(816)		(517)
Total loans net of unearned income	$589,902		$606,369		$575,256

	December 31,
	2006		2005
		As % of		As % of
	Balance	Category	Balance	Category
	(dollars in thousands)
Real estate
Construction & land development	$49,837	9.9%	$67,099	13.6%
Farmland	25,582	5.0%	24,903	5.1%
1-4 Family	67,022	13.2%	78,789	16.0%
Multifamily	14,702	2.9%	11,125	2.3%
Non-farm non-residential	256,176	50.5%	223,622	45.5%
Total real estate	413,319	81.5%	405,538	82.5%

Agricultural	16,359	3.2%	11,490	2.3%
Commercial and industrial	59,072	11.6%	54,740	11.1%
Consumer and other	18,880	3.7%	20,078	4.1%
Total loans before unearned income	507,630	100.0%	491,846	100.0%
Less: unearned income	(435)		(264)
Total loans net of unearned income	$507,195		$491,582

    The four most significant categories of our loan portfolio are construction and land development real estate loans, 1-4 family residential loans, non-farm non-residential real estate loans and commercial and industrial loans.
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
    The Company generally requires all one- to four- family residential loans to be underwritten based on the Fannie Mae guidelines provided through Desktop Underwriter. These guidelines include the evaluation of risk and eligibility, verification and approval of conditions, credit and liabilities, employment and income, assets, property and appraisal information. It is required that all borrowers have proper hazard, flood and title insurance prior to a loan closing. Appraisals and Desktop Underwriter approvals are good for six months. The Company has an in-house underwriter review the final package for compliance to these guidelines.
    The Company generally requires a maximum loan-to value of 75% and a debt service coverage ratio of 1.25x to 1.0x for construction land development loans. In addition, detailed construction cost breakdowns, personal guarantees of borrowers and applicable hazard, title and flood insurance are required. Loans may have a maximum maturity of 12 months for the construction phase and a maximum maturity of 24 months for the sell-out phase. The Company may require additional real estate or non-real estate collateral when deemed appropriate to secure the loan.

    The Company has specific guidelines for the underwriting of commercial and industrial loans that is specific for the collateral type and the business type.  Commercial and industrial loans are secured by non-real estate collateral such as equipment, inventory or accounts receivable.  Each of these collateral types has maximum loan to value ratios.  Commercial and industrial loans have the same debt service coverage ratio requirements as other loans, which is 1.25x to 1.0x.
    The Company will allow exceptions to each of the above policies with appropriate mitigating circumstances and approvals. The Company has a defined credit underwriting process for all loan requests. The Company actively monitors loan concentrations by industry type and will make adjustments to underwriting standards as deemed necessary. The Company has a loan review department that monitors the performance and credit quality of loans. The Company has a special assets department that manages loans that have become delinquent or have serious credit issues associated with them.
    For new loan originations, appraisals and evaluations on all properties shall be valid for a period not to exceed two calendar years from the effective appraisal date for non-residential properties and one calendar year from the effective appraisal date for residential properties.  However, an appraisal may be valid longer if there has been no material decline in the property condition or market condition that would negatively affect the bank’s collateral position.  This must be supported with a “Validity Check Memorandum”.
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

    Loan Maturities by Type. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2009. Loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization.

	One Year	One Through	After
	or Less	Five Years	Five Years	Total
	(in thousands)
Real estate:
Construction and land development	$48,386	$30,233	$67	$78,686
Farmland	8,038	1,370	1,944	11,352
1-4 Family	26,479	23,465	27,526	77,470
Multifamily	1,991	5,611	1,325	8,927
Non-farm non-residential	167,092	126,397	7,184	300,673
Total real estate	251,986	187,076	38,046	477,108

Agricultural	7,369	3,422	3,226	14,017
Commercial and industrial	48,169	34,144	35	82,348
Consumer and other	10,070	7,042	114	17,226
Total loans before unearned income	$317,594	$231,684	$41,421	$590,699
Less: unearned income				(797)
Total loans net of unearned income				$589,902

The following table sets forth the scheduled contractual maturities at December 31, 2009 of fixed- and floating-rate loans excluding non-accrual loans.

	December 31, 2009
	Fixed	Floating	Total
	(in thousands)

One year or less	$224,963	$77,651	$302,614
One to five years	229,276	2,408	231,684
Five to 15 years	25,122	-	25,122
Over 15 years	16,299	-	16,299
Subtotal	495,660	80,059	575,719
Nonaccrual loans			14,183
Total loans net of unearned income	$495,660	$80,059	$589,902

    At December 31, 2009, total loans include $273.1 million in loans maturing after December 31, 2010. At December 31, 2009, fixed rate loans totaled $495.7 million or 84.0% of total loans, an increase from 51.0% of total loans for the same period in 2008. Throughout 2009, Management added floors to floating rate loans, primarily tied to prime rate. If the floor is higher than the current indexed loan rate, then the loan is classified as a fixed rate loan until such time as the floor equals the indexed loan rate.

    Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
Non-accrual loans:
Real estate loans:
Construction and land development	$2,841	$1,644	$1,841	$2,676	$16,376
Farmland	54	182	419	33	-
1 - 4 family residential	2,814	1,445	1,819	3,202	3,548
Multifamily	-	-	2	-	-
Non-farm non-residential	7,439	5,263	4,950	3,882	153
Non-real estate loans:
Agricultural	-	-	-	-	-
Commercial and industrial	830	275	978	267	358
Consumer and other	205	320	279	302	655
Total non-accrual loans	14,183	9,129	10,288	10,362	21,090

Loans 90 days and greater delinquent
and still accruing:
Real estate loans:
Construction and land development	-	-	-	-	-
Farmland	-	-	-	-	-
1 - 4 family residential	757	185	544	334	248
Multifamily	-	-	-	-	-
Non-farm non-residential	-	-	-	-	-
Non-real estate loans:
Agricultural	-	-	-	-	-
Commercial and industrial	-	17	-	-	-
Consumer and other	28	3	3	-	-
Total loans 90 days greater
delinquent and still accruing	785	205	547	334	248

Restructured loans	-	-	-	51	121

Total non-performing loans	14,968	9,334	10,835	10,747	21,459

Real estate owned:
Construction and land development	-	89	84	2,217	-
Farmland	-	-	-	-	144
1 - 4 family residential	292	223	170	78	81
Multifamily	-	-	-	-	-
Non-farm non-residential	366	256	119	245	321
Non-real estate loans:
Agricultural	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Consumer and other	-	-	-	-	-
Total real estate owned	658	568	373	2,540	546

Total non-performing assets	$15,626	$9,902	$11,208	$13,287	$22,005

Ratios:
Non-performing assets to total loans	2.65%	1.63%	1.95%	2.62%	4.48%
Non-performing assets to total assets	1.68%	1.14%	1.39%	1.86%	3.08%

    For the years ended December 31, 2009 and 2008, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $0.4 million and $0.5 million, respectively. Interest income recognized on such loans for 2009 was $1.1 million.
    Nonperforming assets totaled $15.6 million or 1.7% of total assets at December 31, 2009, an increase of $5.7 million from December 31, 2008.  Management has not identified additional information on any loans not already included in impaired loans or the nonperforming asset total that indicates possible credit problems that could cause doubt as to the ability of borrowers to comply with the loan repayment terms in the future.
    Nonaccrual loans increased $5.1 million from December 31, 2008 to December 31, 2009. There were increases in construction and land development nonaccrual loans, one- to four- family nonaccrual loans, nonfarm nonresidential nonaccrual loans and commercial and industrial nonaccrual loans.
    During 2009, there was a $1.2 million increase in construction and land development nonaccrual loans. The increase in nonaccrual construction and land development loans is partially related to one loan for $522,000 secured by a subdivision development consisting of 17 remaining lots and 6.32 acres of excess land. The loan to value is 58% and the property was appraised for $896,000 in February 2005. The Company is currently in foreclosure and Management does not anticipate any loss.  In addition, there is a townhome development in which the Company has four of the units financed totaling approximately $600,000.  This loan had a loan to value of 83%.  In the fourth quarter of 2007, the properties securing this loan were appraised at $180,000 each. The Company asked the borrower to pay the loans in full but the borrower was unable to do so.  The Company has filed suit to repossess the property and is currently awaiting the foreclosure sale. Also included in nonaccrual construction and land development loans are two loans which account for a significant portion of the total. One is in the amount of $1.7 million which we are the participant of approximately $800,000. The collateral is a subdivision development in a neighboring parish and the lead bank has filed suit to foreclose on the property.  Since the beginning of 2009, approximately $1.4 million in construction and land development nonaccrual loans have been removed through foreclosures and payoffs.
    There was a $1.4 million increase in one- to four- family residential nonaccrual loans during 2009. The increase in nonaccrual one- to four- family residential loans resulted from a loan in the amount of $578,000 secured by several rental houses in the Baton Rouge area.  The borrower has filed Chapter 11 bankruptcy and the Company is waiting for a plan of repayment to be filed with the bankruptcy court.  The Company has not been able to determine the level of exposure, if any, it will experience as a result of the bankruptcy of the borrower. The Company is now receiving adequate protection payments from the bankruptcy court.  Also, we have added a loan in the amount of $800,000 which is secured by two townhomes and five lots in a golf course community.  One of the townhomes was sold in October 2009.  The borrower is continuing to attempt to liquidate the remaining collateral to pay down the loan.  Also included in this category are two loans in the amounts of $194,000 and $120,000 that are properties which were flooded during Hurricane Katrina. The borrowers have received commitments from the state to assist in funding the rebuilding of the properties.
    Non-farm non-residential nonaccrual loans increased $2.2 million from December 31, 2008 to December 31, 2009.  The increase is primarily from a $4.4 million loan secured by a hotel in Hattiesburg, Mississippi. We are currently negotiating with the borrower on a possible workout scenario. The primary cause of this loan moving into nonacccrual relates to the borrower’s health, which has resulted in poor management, as well as a decline in the hotel industry. The increase was primarily offset by a $2.6 million loan secured by a church and various other real estate properties, which began performing to its terms, therefore was removed from non-accrual loans.
    Non-real estate commercial and industrial nonaccrual loans increased $0.6 million during 2009. The largest loan in this category totals $454,000 and is unsecured.  The borrower is in Chapter 11 bankruptcy and has reflected a net worth in excess of $20 million on the bankruptcy schedules. A plan is being developed to allocate cash from one of the borrower’s partnerships to pay the unsecured creditors. Although this loan is unsecured, the Company currently anticipates receiving 100% payment. Another loan in this category totals $178,000 and is secured by dental equipment. We are in the process of obtaining a judgment on this credit. There are also some smaller loans included in this nonaccrual category. One is in the amount of $86,000 and the Company is in the process of taking a mortgage on the guarantor’s home to pay down a portion of the debt and renew the balance.

    Allowance for Loan Losses. The allowance for loan losses is maintained at a level considered sufficient to absorb potential losses embedded in the loan portfolio. The allowance is increased by the provision for anticipated loan losses as well as recoveries of previously charged off loans and is decreased by loan charge-offs. The provision is the necessary charge to current expense to provide for current loan losses and to maintain the allowance at an adequate level commensurate with Management’s evaluation of the risks inherent in the loan portfolio. Various factors are taken into consideration when determining the amount of the provision and the adequacy of the allowance. These factors include but are not limited to:
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
· examinations and review by our internal loan review department and independent accountants; and
            • examinations of the loan portfolio by federal and state regulatory agencies.

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

The following table shows the allocation of the allowance for loan losses by loan type as of December 31, 2009 and 2008.

	At December 31,
	2009		2008
		Percent of		Percent of
	Allowance	loans in each	Allowance	Loans in Each
	for Loan	category to	for Loan	Category to
	Losses	total loans	Losses	Total Loans
	(dollars in thousands)
Real estate loans:
Construction and land development	$1,176	13.3%	$315	15.2%
Farmland	56	1.9%	39	2.7%
1 - 4 family residential	2,466	13.1%	1,712	13.1%
Multifamily	128	1.5%	227	2.6%
Non-farm non-residential	2,727	51.0%	2,572	43.0%
Non-real estate loans:
Agricultural	82	2.4%	92	3.0%
Commercial and industrial	1,031	13.9%	1,119	17.4%
Consumer and other	246	2.9%	355	3.0%
Unallocated	7	N/A	51	N/A
Total	$7,919	100.0%	$6,482	100.0%

    The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)

Balance at beginning of period	$6,482	$6,193	$6,675	$7,597	$5,910

Charge-offs:
Real estate loans:
Construction and land development	(448)	(166)	(386)	(5,008)	-
Farmland	-	(10)	(123)	-	-
1 - 4 family residential	(564)	(260)	(639)	(59)	(2,001)
Multifamily	-	-	-	-	-
Non-farm non-residential	(586)	(256)	(1,901)	(208)	-
Commercial and industrial loans	(678)	(561)	(273)	(301)	(1,649)
Consumer and other	(603)	(360)	(563)	(312)	(512)
Total charge-offs	(2,879)	(1,613)	(3,885)	(5,888)	(4,162)

Recoveries:
Real estate loans:
Construction and land development	1	2	779	39	-
Farmland	1	-	14	-	-
1 - 4 family residential	15	10	14	25	5
Multifamily	-	-	-	-	-
Non-farm non-residential	-	57	4	40	-
Commercial and industrial loans	28	10	148	304	86
Consumer and other	116	189	201	139	137
Total recoveries	161	268	1,160	547	228

Net charge-offs	(2,718)	(1,345)	(2,725)	(5,341)	(3,934)
Provision for loan losses	4,155	1,634	1,918	4,419	5,621
Additional provision from acquisition	-	-	325	-	-

Balance at end of period	$7,919	$6,482	$6,193	$6,675	$7,597

Ratios:
Net loan charge-offs to average loans	0.45%	0.22%	0.50%	1.06%	0.83%
Net loan charge-offs to loans at end of period	0.46%	0.22%	0.47%	1.05%	0.80%
Allowance for loan losses to loans at end of period	1.34%	1.07%	1.08%	1.32%	1.55%
Net loan charge-offs to allowance for loan losses	34.32%	20.75%	44.00%	80.01%	51.78%
Net loan charge-offs to provision charged to expense	65.42%	82.32%	142.04%	120.86%	69.99%

    Investment Securities Portfolio. The securities portfolio totaled $261.8 million at December 31, 2009 and consisted principally of U.S. Government agency securities, mortgage-backed obligations, asset-backed securities, corporate debt securities, mutual funds or other equity securities and municipal bonds. The portfolio provides us with a relatively stable source of income and provides a balance to interest rate and credit risks as compared to other categories of the balance sheet.
    U.S. Government Agency, also known as Government Sponsored Enterprises (GSEs), are privately owned but federally chartered companies. While they enjoy certain competitive advantages as a result of their government charters, their debt obligations are unsecured and are not direct obligations of the U.S. Government. However, debt securities issued by GSEs are considered to be of high credit quality and the senior debt of GSEs is AAA rated. GSEs raise funds through a variety of debt issuance programs, including:
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
    Mortgage-backed securities (MBS) represent an investment in mortgage loans. An MBS investor owns an interest in a pool of mortgages, which serves as the underlying assets and source of cash flow for the security. The loans backing the MBS are issued by a national network of lenders consisting of mortgage bankers, savings and loan associations, commercial banks and other lending institutions. MBS are issued by Government National Mortgage Association (GNMA or Ginnie Mae), Federal Home Loan Mortgage Corporation (FHLMC or Freddie MAC) and Federal National Mortgage Association (FNMA or Fannie Mae). Mortgage-backed securities typically carry some of the highest yields of any government or agency security. The secondary market is generally large and liquid, with active trading by dealers and investors.
    The risks associated with MBS include interest rate risk (refinancing risk), prepayment risk and extension risk.
    Asset-backed securities (ABS) are securities whose value and income payments are derived from and collateralized (or "backed") by a specified pool of underlying assets. The pool of assets is typically a group of small and illiquid assets that are unable to be sold individually. Pooling the assets allows them to be sold to general investors, a process called securitization, and allows the risk of investing in the underlying assets to be diversified because each security will represent a fraction of the total value of the diverse pool of underlying assets. The pools of underlying assets can include common payments from credit cards, auto loans, and mortgage loans, to esoteric cash flows from aircraft leases, royalty payments and movie revenues.
    As with all fixed-income securities, the prices of ABS fluctuate in response to changing interest rates in the general economy. When interest rates fall, prices rise, and vice versa. Prices of ABS with floating rates are much less affected because the index against which the ABS rate adjusts reflects external interest-rate changes. Some ABS are subject to another type of interest rate risk—the risk that a change in rates may influence the pace of prepayments of the underlying loans, which, in turn, affects yields. Most revolving ABS are also subject to early-amortization events—also known as payout events or early calls. Another risk, is the risk of default. This is most often thought of as a borrower’s failure to make timely interest and principal payments when due, but default may result from a borrower’s failure to meet other obligations as well.
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
    The secondary market for corporate bonds is fairly liquid. Therefore, an investor who wishes to sell a corporate bond will often be able to find a buyer for the security at market prices. However, the market price of a bond might be significantly higher or lower than its face value due to fluctuations in interest rates and other price determining factors. Other factors include credit risk, market risk, even risk, call risk, make-whole call risk and inflation risk.
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
    An equity security is a share in the capital stock of a company (typically common stock, although preferred equity is also a form of capital stock). The holder of an equity security is a shareholder, owning a share, or fractional part of the issuer. Unlike debt securities, which typically require regular payments (interest) to the holder, equity securities are not entitled to any payment. In bankruptcy, they share only in the residual interest of the issuer after all obligations have been paid out to creditors. However, equity generally entitles the holder to a pro rata portion of control of the company, meaning that a holder of a majority of the equity is usually entitled to control the issuer. Equity also enjoys the right to profits and capital gain, whereas holders of debt securities receive only interest and repayment of principal regardless of how well the issuer performs financially. Furthermore, debt securities do not have voting rights outside of bankruptcy. In other words, equity holders are entitled to the "upside" of the business and to control the business.
    Equity securities may include, but not be limited to: bank stock, bank holding company stock, listed stock, savings and loan association stock, savings and loan association holding company stock, subsidiary structured as limited liability company, subsidiary structured as limited partnership, limited liability company and unlisted stock.
    Equity securities are generally traded on either one of the listed stock exchanges, including NASDAQ or an over-the-counter market. The market value of equity shares is influence by prevailing economic conditions such as the company’s performance (ie. earnings) supply and demand and interest rates.
    A municipal bond is a bond issued by a city or other local government, or their agencies. Potential issuers of municipal bonds include cities, counties, redevelopment agencies, special-purpose districts, school districts, public utility districts, publicly owned airports and seaports, and any other governmental entity (or group of governments) below the state level. Municipal bonds may be general obligations of the issuer or secured by specified revenues. Interest income received by holders of municipal bonds is often exempt from the federal income tax and from the income tax of the state in which they are issued, although municipal bonds issued for certain purposes may not be tax exempt.

    At December 31, 2009, $9.1 million or 3.5% of our securities (excluding Federal Home Loan Bank of Dallas stock) were scheduled to mature in less than one year and securities with maturity dates 10 years and over totaled 24.5% of the total portfolio. The average maturity of the securities portfolio was 6.3 years.
    At December 31, 2009, securities totaling $249.5 million were classified as available for sale and $12.3 million were classified as held to maturity, compared to $114.4 million classified as available for sale and $24.8 million classified as held to maturity at December 31, 2008.

    During the fourth quarter of 2009, three agency securities with a par value of $10.0 million were transferred from available for sale to held to maturity. These three securities had a fair market value totaling $9.8 and an average maturity of approximately 14 years. The unrealized loss of $224,000 was recorded as a component of other comprehensive loss and will be amortized over the life of the securities or until the security is called.

    Securities classified as available for sale are measured at fair market value and securities classified as held to maturity are measured at book value. The Company obtains fair value measurements from an independent pricing service to value securities classified as available for sale. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, market yield curves, prepayment speeds, credit information and the instrument’s contractual terms and conditions, among other things. For more information on securities and fair market value see Notes 4 and 19 to the Consolidated Financial Statements.

    Total net securities gains were $3.5 million of which net AFS gains totaled $3.4 million and net HTM gains totaled $0.1 million at December 31, 2009. Securities classified as available for sale had gross unrealized gains totaling $6.2 million at December 31, 2009, which includes $0.4 million in unrealized gains on agency securities, $104,000 in unrealized gains on mortgage-backed securities, $8,000 in unrealized gains on asset-backed securities, $5.6 million in unrealized gains on corporate bonds and $82,000 in unrealized gains on mutual funds or other equity securities. Securities classified as available for sale had gross unrealized losses totaling $2.8 million at December 31, 2009, which includes $1.6 million in unrealized losses on agency securities, $0.8 million in unrealized losses on corporate bonds and $0.5 million in unrealized losses on mutual funds or other equity securities. Securities classified as held to maturity for sale had gross unrealized gains totaling $113,000 at December 31, 2009, of which unrealized gains on agency securities and unrealized gains on mortgage-backed securities totaled $52,000 and $61,000, respectively. There were no held to maturity securities with unrealized losses as of December 31, 2009.

    All agency securities have been in a loss position for less than 12 months. The majority of the corporate debt securities and mutual funds or other equity securities with unrealized losses have been in a loss position for more than 12 months. The Company believes that it will collect all amounts contractually due and has the intent and the ability to hold these securities until the fair value is at least equal to the carrying value. At December 31, 2008, securities classified as available for sale had gross unrealized losses totaling $5.7 million. Management periodically assesses the quality of our investment holdings using procedures similar to those used in assessing the credit risks inherent in the loan portfolio. During the third quarter 2008, Management identified 12 securities that were other-than-temporarily impaired.

    At December 31, 2009, it is Management’s opinion that we held no investment securities which bear a greater than the normal amount of credit risk as compared to similar investments and that no securities had an amortized cost greater than their recoverable value. See Notes 4 and 19 to the Consolidated Financial Statements for additional information.

    Average securities as a percentage of average interest-earning assets were 27.1% for the year December 31, 2009 and 17.0% for the year ended December 31, 2008. All securities held at December 31, 2009 qualified as pledgeable securities, except $92.1 million of debt securities and $6.1 million of equity securities. Securities pledged at December 31, 2009 totaled $154.5 million.
    The following tables set forth the composition of our investment securities portfolio (excluding Federal Home Loan Bank of Dallas stock) at the dates indicated.

	December 31, 2009				December 31, 2008				December 31, 2007
		Gross	Gross			Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(in thousands)
Available for sale:
U.S. Government Agencies	$140,843	$382	$(1,562)	$139,663	$58,389	$132	$-	$58,521	$92,962	$26	$(25)	$92,963
Mortgage-backed obligations	1,472	104	-	1,576	1,701	82	(5)	1,778	2,016	43	(23)	2,036
Asset-backed securities	-	8	-	8	532	-	(439)	93	1,340	-	(95)	1,245
Corporate debt securities	87,238	5,627	(776)	92,089	57,773	644	(5,077)	53,340	5,954	50	(214)	5,790
Mutual funds or other equity securities	6,556	83	(495)	6,144	795	26	(147)	674	3,805	22	(291)	3,536
Municipal bonds	10,000	-	-	10,000	-	-	-	-	-	-	-	-
Total available for sale securities	$246,109	$6,204	$(2,833)	$249,480	$119,190	$884	$(5,668)	$114,406	$106,077	$141	$(648)	$105,570

Held to maturity:
U.S. Government Agencies	$10,721	$52	$-	$10,773	$22,680	$160	$-	$22,840	$33,984	$24	$(281)	$33,727
Mortgage-backed obligations	1,628	61	-	1,689	2,076	21	(1)	2,096	2,514	-	(35)	2,479
Total held to maturity securities	$12,349	$113	$-	$12,462	$24,756	$181	$(1)	$24,936	$36,498	$24	$(316)	$36,206

    During 2009, the evaluation of securities with continuous unrealized losses indicated that there was a credit loss evident on one corporate bond and it was determined that this investment was other-than-temporarily impaired. In addition, three asset-backed securities were deemed to be other-than-temporarily impaired. The Company recorded other-than-temporary impairment charges on these securities totaling $829,000 before tax, $547,000 after tax, for the year ended December 31, 2009. An other-than-temporary impairment charge was taken on these 12 securities totaling $4.6 million in 2008.

    The Company did not recognize any other impairment charges in 2009 other than those stated above.
    In 2008, the Company recorded a non-cash other-than-temporary impairment (“OTTI”) on certain investments totaling $4,611,000. The impairment writedown consisted of three preferred stocks of Fannie Mae and Freddie Mac totaling $1,991,000 and $1,010,000, respectively, debt securities totaling $873,000 and asset-backed securities totaling $753,000.

    Investment Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2009 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(dollars in thousands)
Held to maturity:
U.S. Government agencies	$-	-	$-	-	$946	4.79%	$9,775	5.30%
Mortgage-backed obligations	-	-	171	3.61%	574	4.41%	883	4.77%
Total held to maturity securities	$-	-	$171	3.61%	$1,520	4.65%	$10,658	5.25%

Available for sale:
U.S. Government agencies	$-	-	$9,996	3.27%	$94,599	4.01%	$36,248	4.58%
Mortgage-backed obligations	-	-	-	-	-	-	1,472	5.34%
Asset-backed securities	-	-	-	-	-	-	-	-
Corporate debt securities	8,924	6.88%	62,129	6.64%	15,963	7.00%	222	6.43%
Mutual funds or other equity securities	-	-	-	-	-	-	6,556	6.78%
Municipal bonds	-	-	-	-	-	-	10,000	1.40%
Total available for sale securities	$8,924	6.88%	$72,125	6.17%	$110,562	4.44%	$54,498	4.29%

	Total Securities
			Weighted
	Amortized		Average
	Cost	Fair Value	Yield
	(dollars in thousands)
Held to maturity:
U.S. Government agencies	$10,721	$10,773	5.25%
Mortgage-backed obligations	1,628	1,689	4.52%
Total held to maturity securities	$12,349	$12,462	5.15%

Available for sale:
U.S. Government agencies	$140,843	$139,663	4.10%
Mortgage-backed obligations	1,472	1,576	5.34%
Asset-backed securities	-	8	0.00%
Corporate debt securities	87,238	92,089	6.73%
Mutual funds or other equity securities	6,556	6,144	6.78%
Municipal bonds	10,000	10,000	1.40%
Total available for sale securities	$246,109	$249,480	5.00%

    Deposits. The following table sets forth the distribution of our total deposit accounts, by account type, for the periods indicated.

	December 31,
	2009			2008			2007
	(dollars in thousands)

	Balance	As % of Total	Wtd Avg Rate	Balance	As % of Total	Wtd Avg Rate	Balance	As % of Total	Wtd Avg Rate
Noninterest-bearing demand	$131,818	16.5%	0.0%	$118,255	15.2%	0.0%	$120,740	16.7%	0.0%
Interest-bearing demand	188,252	23.5%	0.6%	180,230	23.1%	1.4%	223,142	30.9%	3.4%
Savings	40,272	5.0%	0.2%	41,357	5.3%	0.4%	45,044	6.2%	0.5%
Time	439,404	55.0%	2.8%	440,530	56.4%	3.6%	334,168	46.2%	4.6%
Total deposits	$799,746	100.0%		$780,372	100.0%		$723,094	100.0%

    As of December 31, 2009, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $271.2 million. The following table sets forth the maturity of those certificates as of December 31, 2009, 2008 and 2007.

	December 31,
	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(dollars in thousands)

Due in one year or less	$234,685	1.71%	$163,375	2.10%	$140,052	4.43%
Due after one year through three years	19,930	3.89%	57,431	4.04%	20,207	4.39%
Due after three years	16,577	4.91%	26,944	4.19%	7,083	5.14%
Total	$271,192	2.06%	$247,750	2.78%	$167,342	4.46%

    Borrowings. The following table sets forth information concerning balances and interest rates on all of our short-term borrowings at the dates and for the periods indicated.

	December 31,
	2009	2008	2007
	(dollars in thousands)

Outstanding at year end	$11,929	$9,767	$10,401
Maximum month-end outstanding	26,372	41,321	45,766
Average daily outstanding	18,233	11,379	16,655
Weighted average rate during the year	0.81%	2.16%	5.18%
Average rate at year end	0.23%	0.19%	3.50%

    At December 31, 2009, long-term debt consisted of two advances from the Federal Home Loan Bank. In November 2009, the Company recorded an original $10.0 million amortizing one year advance at a rate of 0.861%. The Company makes monthly principal and interest payments. In December 2009, the Company recorded a $10.0 million interest only bullet advance with a one year maturity at a rate of 0.480%. The Company makes monthly interest payments with the balloon note due in December 2010. The outstanding balance on the long-term debt was $20.0 million at December 31, 2009.
    At December 31, 2008, the Company had $8.4 million in long-term borrowings that consisted of an amortizing one year advance from the Federal Home Loan Bank at a rate of 3.140%. The Company made monthly principal and interest payments until this advance matured in October 2009.
    During the first quarter of 2009, the Company borrowed $6.0 million on its available line of credit with JP Morgan Chase at a variable interest rate of prime less 100 basis points. The Company injected the cash into the Bank to strengthen its capital. This debt was repaid in 2009.

    Stockholders’ Equity and Return on Equity and Assets. Stockholders’ equity provides a source of permanent funding, allows for future growth and the ability to absorb unforeseen adverse developments. At December 31, 2009, stockholders’ equity totaled $94.9 million compared to $65.5 million at December 31, 2008.
    Information regarding performance and equity ratios is as follows:

	December 31,
	2009	2008	2007

Return on average assets	0.80%	0.69%	1.30%
Return on average common equity	10.84%	8.13%	15.37%
Dividend payout ratio	50.82%	64.53%	35.85%

    On August 28, 2009, the Company entered into a Letter Agreement, which includes a Securities Purchase Agreement and a Side Letter Agreement (together, the “Purchase Agreement”), with the United States Department of the Treasury (“Treasury Department”) pursuant to which the Company has issued and sold to the Treasury Department 2,069.9 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1,000 per share for a total purchase price of $20.7 million. In addition to the issuance of the Series A Stock, as a part of the transaction, the Company issued to the Treasury Department a warrant to purchase 114.44444 shares of the Company’s Fixed Rate Cumulative Preferred Stock, Series B, and immediately following the issuance of the Series A stock, the Treasury Department exercised its rights and acquired 103 of the Series B shares through a cashless exercise. See Note 11 to the Consolidated Financial Statements for additional information.
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

Results of Operations for the Years Ended December 31, 2009 and 2008
    Net Income. Net income for the year ended December 31, 2009 was $7.6 million, an increase of $2.1 million or 37.8%, from $5.5 million for the year ended December 31, 2008. Net income available to common shareholders for the year ended December 31, 2009 was $7.0 million, an increase of $1.5 million from the $5.5 million for the year ended December 31, 2008. The largest increase in net income resulted from an increase in securities interest income due to an increase in volume of securities owned. The second largest increase resulted from a $3.8 million decline in the amount of other-than-temporary impairment charges recorded on the securities portfolio. The 2009 other-than-temporary impairment charge was $0.8 million compared to a $4.6 million other-than-temporary impairment charge in 2008 (see Notes 4 and 19 to the Consolidated Financial Statements). In addition, net gains on sales of securities totaled $2.1 million for the period ended December 31, 2009 compared to net losses of $1,000 realized during the same period in 2008. Net interest income increased by $0.6 million and the provision for loan losses increased $2.5 million. Noninterest expense increased $0.8 million primarily from increased regulatory assessments but was offset by reduced legal and marketing expenses.
    Earnings per common share for the year ended December 31, 2009 was $1.26 per common share, an increase of 27.0% or $0.27 per common share from $0.99 per common share for the year ended December 31, 2008.
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
    Net interest income in 2009 was $32.3 million, an increase of $0.6 million or 1.8%, when compared to $31.8 million in 2008.  Although the net interest margin declined from 2008 to 2009, increased volumes in interest-earning assets offset the decline in margins therefore increasing net interest income. Loans are our largest interest-earning asset, and 53.7% of our total loans are floating rate loans which are primarily tied to the prime lending rate. After the prime rate dropped 400 basis points in 2008, Management began adding floors to floating rate loans. Loans which have floors greater than the rate due under the variable rate provision are considered fixed rate loans until such time that the floors equals the rate due under the variable rate provision. The loan floors were the first step to managing the net interest income. Although the yield on securities also declined from 2008 to 2009, interest income was enhanced by increased volumes of securities. Management’s next focus was on the cost of funds. The cost of our interest-bearing liabilities was positively impacted by the reduction all cost of funds paid on interest-bearing liabilities. As of December 31, 2009, time deposits represented 54.9% of our total deposits, which is a decrease from 56.5% of total deposits at December 31, 2008.

    Comparing 2009 to 2008, the average yield on interest-earning assets decreased by 110 basis points and the average rate paid on interest-bearing liabilities decreased by 60 basis points. The net yield on interest-earning assets was 3.6% for the year ended December 31, 2009, compared to 4.2% for 2008.
    During the first quarter of 2009, the Company borrowed $6.0 million on its available line of credit at a variable interest rate of prime less 100 basis points. This debt was paid in its entirety during 2009.
    The net interest income yield shown below in the average balance sheet is calculated by dividing net interest income by average interest-earning assets and is a measure of the efficiency of the earnings from balance sheet activities. It is affected by changes in the difference between interest on interest-earning assets and interest-bearing liabilities and the percentage of interest-earning assets funded by interest-bearing liabilities (leverage). The leverage for the year ending December 31, 2009 and 2008 was 82.5% and 80.3%, respectively.
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

	Years Ended December 31,
	2009			2008			2007
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$ 35,800	$ 388	1.1%	$ 5,725	$ 224	3.9%	$ 1,977	$ 87	4.4%
Securities (including FHLB stock)	245,952	11,085	4.5%	127,586	6,594	5.2%	152,990	8,381	5.5%
Federal funds sold	24,662	34	0.1%	17,247	392	2.3%	8,083	400	4.9%
Loans held for sale	135	7	5.1%	681	45	6.6%	5,216	142	2.7%
Loans, net of unearned income	599,609	35,677	6.0%	600,854	40,406	6.7%	543,946	46,470	8.5%
Total interest-earning assets	906,158	47,191	5.2%	752,093	47,661	6.3%	712,212	55,480	7.8%

Noninterest-earning assets:
Cash and due from banks	17,775			22,468			19,569
Premises and equipment, net	16,175			15,960			14,812
Other assets	8,448			6,503			4,644
Total	$ 948,556	$ 47,191		$ 797,024	$ 47,661		$ 751,237	$ 55,480

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Demand deposits	$ 203,467	$ 1,179	0.6%	$ 197,822	$ 2,798	1.4%	$ 196,805	$ 6,688	3.4%
Savings deposits	41,747	98	0.2%	43,631	193	0.4%	42,564	228	0.5%
Time deposits	479,255	13,310	2.8%	346,282	12,432	3.6%	297,193	13,673	4.6%
Borrowings	22,907	257	1.1%	16,287	458	2.8%	23,450	1,345	5.7%
Total interest-bearing liabilities	747,376	14,844	2.0%	604,022	15,881	2.6%	560,012	21,934	3.9%

Noninterest-bearing liabilities:
Demand deposits	117,805			119,379			121,894
Other	6,240			5,854			5,767
Total liabilities	871,421	14,844		729,255	15,881		687,673	21,934
Stockholders' equity	77,135			67,769			63,564
Total	$ 948,556	14,844		$ 797,024	15,881		$ 751,237	21,934
Net interest income		$ 32,347			$ 31,780			$ 33,546
Net interest rate spread (1)			3.2%			3.7%			3.9%
Net interest-earning assets (2)	$ 158,782			$ 148,071			$ 152,200
Net interest margin (3)			3.6%			4.2%			4.7%

Average interest-earning assets to
interest-bearing liabilities			121.2%			124.5%			127.2%

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

	Years Ended December 31,
	2009 Compared to 2008				2008 Compared to 2007
	Increase (Decrease) Due To				Increase (Decrease) Due To
			Rate/	Increase/			Rate/	Increase/
	Volume	Rate	Volume	Decrease	Volume	Rate	Volume	Decrease
				(in thousands)
Interest earned on:
Interest-bearing deposits with banks	$ 1,177	$ (162)	$ (851)	$ 164	$ 165	$ (10)	$ (18)	$ 137
Securities (including FHLB stock)	6,118	(844)	(783)	4,491	(1,392)	(474)	79	(1,787)
Federal funds sold	169	(368)	(159)	(358)	453	(216)	(245)	(8)
Loans held for sale	(36)	(10)	8	(38)	(123)	204	(178)	(97)
Loans, net of unearned income	(84)	(4,655)	10	(4,729)	4,862	(9,892)	(1,034)	(6,064)
Total interest income	7,344	(6,039)	(1,775)	(470)	3,965	(10,388)	(1,396)	(7,819)

Interest paid on:
Demand deposits	80	(1,652)	(47)	(1,619)	32	(3,904)	(18)	(3,890)
Savings deposits	(8)	(91)	4	(95)	6	(40)	(1)	(35)
Time deposits	4,774	(2,816)	(1,080)	878	2,258	(3,003)	(496)	(1,241)
Borrowings	186	(275)	(112)	(201)	(411)	(685)	209	(887)
Total interest expense	5,032	(4,834)	(1,235)	(1,037)	1,885	(7,632)	(306)	(6,053)
Change in net interest income	$ 2,312	$ (1,205)	$ (540)	$ 567	$ 2,080	$ (2,756)	$ (1,090)	$ (1,766)

    Provision for Loan Losses. The provision for loan losses was $4.2 million and $1.6 million in 2009 and 2008, respectively. The increased 2009 provisions were attributable to $2.7 million in net loan charge-offs during 2009 compared to $1.3 million in net loan charge-offs during 2008. Of the loan charge-offs in 2009, approximately $1.6 million were loans secured by real estate of which $0.4 million were construction and land development, $0.6 million were commercial real estate and approximately $0.6 million were residential properties. In 2009, recoveries of $0.2 million were recognized on loans previously charged off as compared to $0.3 million in 2008. Of the loan charge-offs during 2008, approximately $0.7 million were loans secured by real estate of which $0.3 million were commercial real estate and approximately $0.4 million were residential properties. The allowance for loan losses at December 31, 2009 was $7.9 million, compared to $6.5 million at December 31, 2008, and was 1.34% and 1.07% of total loans, respectively. Management believes that the current level of the allowance is adequate to cover losses in the loan portfolio given the current economic conditions, expected net charge-offs and nonperforming asset levels.
    Noninterest Income. Noninterest income totaled $7.1 million in 2009, an increase of $6.1 million when compared to $1.1 million in 2008. Service charges, commissions and fees totaled $4.1 million and $4.0 million for the years ended December 31, 2009 and 2008, respectively. Net securities gain were $2.1 million in 2009 compared to $1,000 in net securities losses in 2008. Other-than-temporary impairment charges totaling $0.8 million were taken on securities in 2009 compared to a charge of $4.6 million in 2008 (see Notes 4 and 19 to the Consolidated Financial Statements). Net gains on sale of loans were $422,000 in 2009 and $210,000 in 2008. Other noninterest income decreased $148,000 to $1.3 million in 2009 from $1.5 million in 2008.
    Noninterest Expense. Noninterest expense totaled $24.0 million in 2009 and $23.2 million in 2008. Salaries and benefits remained relatively flat at $10.8 million in 2009 compared to $10.7 million in 2008. At December 31, 2009, 248 employees represented 230 full-time equivalent staff members as compared to 224.5 full-time equivalent staff members in 2008. Occupancy and equipment expense totaled $2.9 million in 2009 and 2008, respectively. Regulatory assessment expense totaled $2.0 million in 2009 compared to $0.8 million in 2008. During the second quarter of 2009, a special assessment was imposed on all financial institutions. The 2009 special assessment for the Company totaled $444,000. The net cost of other real estate and repossessions increased $150,000 in 2009 to $399,000, when compared to $249,000 in 2008. Other noninterest expense totaled $7.9 million in 2009, a decrease of $0.7 million or 8.1% when compared to $8.6 million in 2008.

    The following is a summary of the significant components of other noninterest expense:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)

Other noninterest expense:
Legal and professional fees	$1,254	$1,496	$1,610
Operating supplies	537	572	615
Marketing and public relations	809	1,131	842
Data processing	1,067	1,063	955
Travel and lodging	398	416	439
Taxes - sales and capital	529	571	628
Telephone	192	185	211
Amortization of core deposit intangibles	291	311	203
Other	2,839	2,864	2,826
Total other expense	$7,916	$8,609	$8,329

    Total noninterest expense includes expenses paid to related parties. Related parties include the Company’s executive officers, directors and certain business organizations and individuals with which such persons are associated. During the years ended 2008 and 2009, the Company paid approximately $2.1 million and $2.2 million, respectively, for goods and services from related parties. See Note 14 to the Consolidated Financial Statements for additional information.
    Income Taxes.  The provision for income taxes for the years ended December 31, 2009 and 2008 was $3.7 million and $2.5 million, respectively. The increased provision for income taxes in 2009 resulted from higher income recognized during 2009 when compared to 2008, which resulted from various tax credit taken. The Company’s effective tax rate amounted to 32.9% and 30.9% during 2009 and 2008, respectively. The difference between the effective tax rate and the statutory tax rate primarily relates to variances in items that are non-taxable or non-deductible and various tax credits.

Results of Operations for the Years Ended December 31, 2008 and 2007

    Net Income. Net income for the year ended December 31, 2008 was $5.5 million, a decrease of $4.3 million or 43.6%, from $9.8 million for the year ended December 31, 2007. The largest decrease in net income resulted from a $4.6 million other-than-temporary impairment charge recorded on the securities portfolio in the third quarter of 2008, resulting in a $3.0 million net of tax decrease in net income (see Notes 4 and 19 to the Consolidated Financial Statements). Net interest income decreased by $1.8 million due to market pressure placed on our net interest margin with the decline in market interest rates. In addition, noninterest expense increased due to additional costs related to enhancement of the internal audit and control process, costs associated with education and training of existing and new personnel, and the addition of staff.
    Earnings per share for the year ended December 31, 2008 was $.99 per share, a decrease of 43.6% or $0.77 per share from $1.76 per share for the year ended December 31, 2007.
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
    Net interest income in 2008 was $31.8 million, a decrease of $1.8 million or 5.3%, when compared to $33.6 million in 2007.  The decrease in net interest income reflected a decrease in net interest spread and net interest margin as the yield on our interest-earning assets decreased more than the cost of our interest-bearing liabilities. Loans are our largest interest-earning asset, and 47.4% of our total loans are floating rate loans which are primarily tied to the prime lending rate. During 2008, the prime lending rate decreased 400 basis points which adversely impacted the yield on our interest-earning assets. The cost of our interest-bearing liabilities was adversely impacted by the $106.4 million increase in time deposits, which is currently our most costly interest-bearing liability. As of December 31, 2008, time deposits represented 56.5% of our total deposits, which is an increase from 46.2% of total deposits at December 31, 2007.

    Comparing 2008 to 2007, the average yield on interest-earning assets decreased by 150 basis points and the average rate paid on interest-bearing liabilities decreased by 130 basis points. The net yield on interest-earning assets was 4.2% for the year ended December 31, 2008, compared to 4.7% for 2007.
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
    Noninterest Income. Noninterest income totaled $1.1 million in 2008, a decrease of $3.6 million when compared to $4.7 million in 2007. Service charges, commissions and fees totaled $4.0 million and $3.8 million for the years ended December 31, 2008 and 2007, respectively. Net securities losses were $1,000 in 2008, compared to $478,000 in 2007. Other-than-temporary impairment charges totaling $4.6 million were taken on securities in 2008 (see Notes 4 and 19 to the Consolidated Financial Statements). Net gains on sale of loans were $210,000 in 2008 and $272,000 in 2007. Other noninterest income increased $407,000 to $1.5 million in 2008 from $1.1 million in 2007.
    Noninterest Expense. Noninterest expense totaled $23.2 million in 2008 and $21.3 million in 2007. Salaries and benefits increased $1.0 million in 2008 to $10.7 million from $9.7 million in 2007. The increase in salaries resulted from the additional key management personnel including an Internal Audit manager and a chief credit officer. At December 31, 2008, 241 employees represented 224.5 full-time equivalent staff members as compared to 222 full-time equivalent staff members in 2007. Occupancy and equipment expense totaled $2.9 million in 2008 and $2.6 million in 2007. Regulatory assessment expense in 2008 totaled $0.8 million compared to $381,000 in 2007. The net cost of other real estate and repossessions decreased $147,000 in 2008 to $249,000, when compared to $396,000 in 2007. Other noninterest expense totaled $8.6 million in 2008, an increase of $281,000 or 3.4% when compared to $8.3 million in 2007.
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
    Income Taxes.  The provision for income taxes for the years ended December 31, 2008 and 2007 was $2.5 million and $5.2 million, respectively. The decreased provision for income taxes in 2008 resulted from lower income recognized during 2008 when compared to 2007, which resulted from decreases in net interest income, decreases in noninterest income and increases in noninterest expense. The Company’s effective tax rate amounted to 30.9% and 34.8% during 2008 and 2007, respectively. The difference between the effective tax rate and the statutory tax rate primarily relates to variances in items that are non-taxable or non-deductible and various tax credits.

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
    We monitor interest rate risk using an interest sensitivity analysis set forth on the following table. This analysis, which we prepare monthly, reflects the maturity and repricing characteristics of assets and liabilities over various time periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at December 31, 2009 shown below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

	Interest Sensitivity Within
	3 Months	Over 3 Months	Total	Over
	Or Less	thru 12 Months	One Year	One Year	Total
	(dollars in thousands)
Earning Assets:
Loans (including loans held for sale)	$198,160	$118,637	$316,797	$273,105	$589,902
Securities (including FHLB stock)	3,927	7,703	11,630	252,746	264,376
Federal Funds Sold	13,279	-	13,279	-	13,279
Other earning assets	14	-	14	-	14
Total earning assets	215,380	126,340	341,720	525,851	$867,571

Source of Funds:
Interest-bearing accounts:
Demand deposits	138,774	-	138,774	49,478	188,252
Savings deposits	10,067	-	10,067	30,205	40,272
Time deposits	159,239	190,480	349,719	89,685	439,404
Short-term borrowings	11,929	-	11,929	-	11,929
Long-term borrowings	-	20,000	20,000	-	20,000
Noninterest-bearing, net	-		-	167,714	167,714
Total source of funds	320,009	210,480	530,489	337,082	$867,571
Period gap	(104,629)	(84,140)	(188,769)	188,769
Cumulative gap	$(104,629)	$(188,769)	$(188,769)	$-

Cumulative gap as a
percent of earning assets	-12.06%	-21.76%	-21.76%

    Net Interest Income at Risk. Net interest income (NII) at risk measures the risk of a decline in earnings due to changes in interest rates. The table below presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in the yield curve at December 31, 2009. Shifts are measured in 100 basis point increments (+ 200 through - 200 basis points,) from base case. Base case encompasses key assumptions for asset/liability mix, loan and deposit growth, pricing, prepayment speeds, deposit decay rates, securities portfolio cash flows and reinvestment strategy and the market value of certain assets under the various interest rate scenarios. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period; the instantaneous shocks are performed against that yield curve.

Change in Interest Rates	Estimated Increase (Decrease) in NII December 31, 2009
(basis points)

-200	-17.18%
-100	-7.47%
Stable	0.0%
+100	3.41%
+200	6.19%

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

Liquidity and Capital Resources
    Liquidity and Capital Resources. Liquidity refers to the ability or flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows us to have sufficient funds available to meet customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. Liquid assets include cash and due from banks, interest-earning demand deposits with banks, federal funds sold and available for sale investment securities. Including securities pledged to collateralize public fund deposits, these assets represent 31.8%, 22.1% and 20.3% of the total liquidity base at December 31, 2009, 2008 and 2007, respectively. In addition, we maintained borrowing availability with the Federal Home Loan Bank of Dallas, or FHLB, approximating $92.9 million and $63.1 million at December 31, 2009 and December 31, 2008, respectively.  We also maintain federal funds lines of credit totaling $63.2 million at three other correspondent banks, of which $63.2 was available at December 31, 2009, and $63.2 million was available at December 31, 2008. Management believes there is sufficient liquidity to satisfy current operating needs.
    Regulatory Capital. Risk-based capital regulations adopted by the FDIC require banks to achieve and maintain specified ratios of capital to risk-weighted assets. Similar capital regulations apply to bank holding companies. The risk-based capital rules are designed to measure “Tier 1” capital (consisting of common equity, retained earnings and a limited amount of qualifying perpetual preferred stock and trust preferred securities, net of goodwill and other intangible assets and accumulated other comprehensive income) and total capital in relation to the credit risk of both on- and off- balance sheet items. Under the guidelines, one of its risk weights is applied to the different on balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk weighting. All bank holding companies and banks must maintain a minimum total capital to total risk weighted assets ratio of 8.00%, at least half of which must be in the form of core or Tier 1 capital. These guidelines also specify that bank holding companies that are experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels.
    At December 31, 2009, we satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.

Off-Balance Sheet Arrangements
    We had $140.0 million, $155.0 million and $105.0 million in letters of credit issued by the FHLB of Dallas at December 31, 2009, 2008, and 2007, respectively, which was used as collateral for public fund deposits.

Contractual Obligations
    The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2009. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.
    At of December 31, 2009, our contractual obligations were as follows:

	Payments Due by Period
	One Year	One Through	Over Three
	or Less	Three Years	Years	Total
	(in thousands)

Operating leases	$11	$21	$74	$106
Time deposits	349,719	50,529	39,156	439,404
Short-term borrowings	11,929	-	-	11,929
Long-term borrowings	20,000	-	-	20,000
Total	$381,659	$50,550	$39,230	$471,439

Impact of Inflation and Changing Prices
    The consolidated financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, the majority of the Company’s assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on the Company’s performance than does the effect of inflation. Although fluctuations in interest rates are neither completely predictable or controllable, the Company regularly monitors its interest rate position and oversees its financial risk Management by establishing policies and operating limits (see “Asset/Liability Management and Market Risk” section). Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates. Although not as critical to the banking industry as to other industries, inflationary factors may have some impact on the Company’s growth, earnings, total assets and capital levels. Management does not expect inflation to be a significant factor in 2010.

Item 7A – Quantitative and Qualitative Disclosures about Market Risk
    For discussion on this matter, see the “Asset/Liability Management and Market Risk” section of this analysis.

Report of Castaing, Hussey & Lolan, LLC
Independent Registered Accounting Firm

To the Stockholders and Board of Directors
First Guaranty Bancshares, Inc.

    We have audited the accompanying consolidated balance sheets of First Guaranty Bancshares, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Guaranty Bancshares, Inc. as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Castaing, Hussey & Lolan, LLC

Castaing, Hussey & Lolan, LLC
New Iberia, Louisiana
March 31, 2010

Item 8 - Financial Statements and Supplementary Data

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 31,
	2009	2008
Assets
Cash and cash equivalents:
Cash and due from banks	$33,425	$77,159
Interest-earning demand deposits with banks	14	20
Federal funds sold	13,279	838
Cash and cash equivalents	46,718	78,017

Interest-earning time deposits with banks	-	21,481

Investment securities:
Available for sale, at fair value	249,480	114,406
Held to maturity, at cost (estimated fair value of
$12,462 and $24,936, respectively)	12,349	24,756
Investment securities	261,829	139,162

Federal Home Loan Bank stock, at cost	2,547	944
Loans held for sale	-	-

Loans, net of unearned income	589,902	606,369
Less: allowance for loan losses	7,919	6,482
Net loans	581,983	599,887

Premises and equipment, net	16,704	16,141
Goodwill	1,999	1,980
Intangible assets, net	1,893	2,078
Other real estate, net	658	568
Accrued interest receivable	5,807	4,611
Other assets	10,709	6,364
Total Assets	$930,847	$871,233

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing demand	$131,818	$118,255
Interest-bearing demand	188,252	180,230
Savings	40,272	41,357
Time	439,404	440,530
Total deposits	799,746	780,372

Short-term borrowings	11,929	9,767
Accrued interest payable	2,519	3,033
Long-term borrowings	20,000	8,355
Other liabilities	1,718	4,219
Total Liabilities	835,912	805,746

Stockholders' Equity
Preferred stock:
Series A - $1,000 par value - authorized 5,000 shares; issued
and outstanding 2,069.9 shares	19,630	-
Series B - $1,000 par value - authorized 5,000 shares; issued
and outstanding 103 shares	1,140	-
Common stock:
$1 par value - authorized 100,600,000 shares; issued and
outstanding 5,559,644 shares	5,560	5,560
Surplus	26,459	26,459
Retained earnings	40,069	36,626
Accumulated other comprehensive income (loss)	2,077	(3,158)
Total Stockholders' Equity	94,935	65,487
Total Liabilities and Stockholders' Equity	$930,847	$871,233

See Notes to Consolidated Financial Statements.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except share data)

	Years Ended December 31,
	2009	2008	2007
Interest Income:
Loans (including fees)	$35,677	$40,406	$46,470
Loans held for sale	7	45	142
Deposits with other banks	388	224	87
Securities (including FHLB stock)	11,085	6,594	8,381
Federal funds sold	34	392	400
Total Interest Income	47,191	47,661	55,480

Interest Expense:
Demand deposits	1,179	2,798	6,688
Savings deposits	98	193	228
Time deposits	13,310	12,432	13,673
Borrowings	257	458	1,345
Total Interest Expense	14,844	15,881	21,934

Net Interest Income	32,347	31,780	33,546
Provision for loan losses	4,155	1,634	1,918
Net Interest Income after Provision for Loan Losses	28,192	30,146	31,628

Noninterest Income:
Service charges, commissions and fees	4,146	3,990	3,822
Net gains (losses) on sale of securities	2,056	(1)	(478)
Loss on securities impairment	(829)	(4,611)	-
Net gains on sale of loans	422	210	272
Other	1,341	1,489	1,082
Total Noninterest Income	7,136	1,077	4,698

Noninterest Expense:
Salaries and employee benefits	10,752	10,653	9,662
Occupancy and equipment expense	2,891	2,903	2,573
Regulatory assessment expense	2,049	827	381
Net cost of other real estate and repossessions	399	249	396
Other	7,916	8,609	8,329
Total Noninterest Expense	24,007	23,241	21,341

Income Before Income Taxes	11,321	7,982	14,985
Provision for income taxes	3,726	2,470	5,213
Net Income	7,595	5,512	9,772
Preferred Stock Dividends	(594)	-	-
Income Available to Common Shareholders	$7,001	$5,512	$9,772

Per Common Share:
Earnings	$1.26	$0.99	$1.76
Cash dividends paid	$0.64	$0.64	$0.63

Average Common Shares Outstanding	5,559,644	5,559,644	5,559,644

See Notes to Consolidated Financial Statements.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

	Series A	Series B				Accumulated
	Preferred	Preferred	Common			Other
	Stock	Stock	Stock		Retained	Comprehensive
	$1,000 Par	$1,000 Par	$1 Par	Surplus	Earnings	Income/(Loss)	Total

Balance December 31, 2006 as previously reported	$-	$-	$5,560	$26,459	$28,818	$(905)	$59,932
Correction of an error	-	-	-	-	(416)	-	(416)
Balance December 31, 2006 as restated	-	-	5,560	26,459	28,402	(905)	59,516
Net income	-	-	-	-	9,772	-	9,772
Change in unrealized loss on
available for sale securities,
net of reclassification adjustments, and taxes	-	-	-	-	-	570	570
Comprehensive income							10,342
Cash dividends on common stock ($0.63 per share)					(3,503)		(3,503)
Balance December 31, 2007	-	-	5,560	26,459	34,671	(335)	66,355
Net income	-	-	-	-	5,512	-	5,512
Change in unrealized loss on
available for sale securities,
net of reclassification adjustments, and taxes	-	-	-	-	-	(2,823)	(2,823)
Comprehensive income							2,689
Cash dividends on common stock ($0.64 per share)	-	-	-	-	(3,557)	-	(3,557)
Balance December 31, 2008	-	-	5,560	26,459	36,626	(3,158)	65,487
Preferred stock issued	19,551	1,148					20,699
Net income	-	-	-	-	7,595	-	7,595
Change in unrealized loss on
available for sale securities,
net of reclassification adjustments, and taxes	-	-	-	-	-	5,235	5,235
Comprehensive income							12,830
Cash dividends on common stock ($0.64 per share)	-	-	-	-	(3,558)	-	(3,558)
Preferred stock dividend, amortization and accretion	79	(8)	-	-	(594)	-	(523)
Balance December 31, 2009	$19,630	$1,140	$5,560	$26,459	$40,069	$2,077	$94,935

See Notes to Consolidated Financial Statements.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2009	2008	2007
Cash Flows From Operating Activities
Net income	$7,595	$5,512	$9,772
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	4,155	1,634	1,918
Depreciation and amortization	1,413	1,451	1,238
Amortization of premium/discount on investments	(768)	(807)	(1,011)
(Gain) Loss on call / sale of securities	(2,066)	1	478
Gain on sale of assets	(385)	(211)	(272)
Other than temporary impairment charge on securities	829	4,611	-
ORE writedowns and loss on disposition	270	113	180
FHLB stock dividends	(3)	(32)	(134)
Net decrease in loans held for sale	-	3,959	31,090
Change in other assets and liabilities, net	(8,514)	3,326	(779)
Net Cash Provided By Operating Activities	2,526	19,557	42,480

Cash Flows From Investing Activities
Proceeds from maturities and calls of HTM securities	22,187	11,740	10,493
Proceeds from maturities, calls and sales of AFS securities	1,281,594	756,642	627,001
Funds invested in AFS securities	(1,419,358)	(773,772)	(575,534)
Proceeds from sale of Federal Home Loan Bank stock	-	1,900	4,175
Funds invested in Federal Home Loan Bank stock	(1,599)	(1,857)	(639)
Proceeds from maturities of time deposits with banks	35,094	2,923	-
Funds invested in time deposits with banks	(13,613)	(22,216)	-
Net decrease (increase) in loans	12,620	(33,196)	(31,222)
Proceeds from sale of mortgage servicing rights	-	-	583
Purchase of premises and equipment	(1,631)	(1,017)	(801)
Proceeds from sales of premises and equipment	24	-	-
Proceeds from sales of other real estate owned	768	443	3,103
Cash paid in excess of cash received in acquisition	-	(72)	(10,646)
Net Cash (Used In) Provided By Investing Activities	(83,914)	(58,482)	26,513

Cash Flows From Financing Activities
Net increase in deposits	19,382	57,194	29,355
Net increase (decrease) in federal funds purchased and short-term borrowings	2,162	(634)	3,817
Proceeds from long-term borrowings	20,000	10,000	-
Repayment of long-term borrowings	(8,355)	(4,738)	(64,802)
Proceeds from issuance of preferred stock	20,699	-	-
Dividends paid	(3,799)	(3,557)	(3,503)
Net Cash Provided By (Used In) Financing Activities	50,089	58,265	(35,133)

Net (Decrease) Increase In Cash and Cash Equivalents	(31,299)	19,340	33,860
Cash and Cash Equivalents at the Beginning of the Period	78,017	58,677	24,817
Cash and Cash Equivalents at the End of the Period	$46,718	$78,017	$58,677

Noncash Activities:
Loans transferred to foreclosed assets	$1,129	$751	$1,118
Cash Paid During The Period:
Interest on deposits and borrowed funds	$15,357	$15,804	$22,048
Income taxes	$4,300	$1,200	$6,015

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
    Any security that has experienced a decline in value, which Management believes is deemed other than temporary, is reduced to its estimated fair value by a charge to operations.  In estimating other-than-temporary impairment losses, Management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Realized gains and losses on security transactions are computed using the specific identification method.  Amortization of premiums and discounts is included in interest and dividend income.  Discounts and premiums related to debt securities are amortized using the effective interest rate method.  The Company did not have any derivative financial instruments as of December 31, 2009 or 2008.

Cash and cash equivalents
    For purposes of reporting cash flows, cash and cash equivalents are defined as cash, due from banks, interest-bearing demand deposits with banks and federal funds sold with maturities of three months or less.

Securities
    The Company reviews its financial position, liquidity and future plans in evaluating the criteria for classifying investment securities. At December 31, 2009, the securities portfolio contained two classifications of securities - held to maturity and available for sale. At December 31, 2009, $249.5 million were classified as available for sale and $12.3 million were classified as held to maturity.
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

Loans
    Loans are stated at the principal amounts outstanding, net of unearned income and deferred loan fees. In addition to loans issued in the normal course of business, overdrafts on customer deposit accounts are considered to be loans and reclassified as such. At December 31, 2009 and 2008, $116,000 and $161,000, respectively, in overdrafts have been reclassified to loans. Interest income on all classifications of loans is calculated using the simple interest method on daily balances of the principal amount outstanding.
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
    All loans, except mortgage loans, are considered past due if it is past due 30 days. Mortgage loans are considered past due when two consecutive payments have been missed. Loans that are past due 90-120 days and deemed uncollectible are charged off. The loan charge off is a reduction of the allowance for loan losses.

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

Goodwill and Intangible assets
    Intangible assets are comprised of goodwill and core deposit intangibles. Goodwill is accounted for in accordance with FASB ASC 350, Intangibles – Goodwill and Other (SFAS No. 142).  Under FASB ASC 350, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with the provision of FASB ASC 350. The Company’s goodwill is tested for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. Adverse changes in the economic environment, declining operations, or other factors could result in a decline in the implied fair value of goodwill. If the implied fair value is less than the carrying amount, a loss would be recognized in other non-interest expense to reduce the carrying amount to implied fair value of goodwill. A goodwill impairment test includes two steps. Step one, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Step two of the goodwill impairment test compares the implied estimated fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill for that reporting unit exceeds the implied fair value of that unit’s goodwill, an impairment loss is recognized in an amount equal to that excess. The Company did not record goodwill impairment charges in 2009 or 2008.
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

Off-balance sheet financial instruments
    The Company accounts for its guarantees in accordance with the provisions of ASC Topic 460 (formerly Financial Accounting Standards Board (“FASB”) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees). In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under credit card arrangements, commitments to fund commercial real estate, construction and land development loans secured by real estate, and performance standby letters of credit. Such financial instruments are recorded when they are funded.

Income taxes
    The Company and all subsidiaries file a consolidated federal income tax return on a calendar year basis. In lieu of Louisiana state income tax, the Bank is subject to the Louisiana bank shares tax, which is included in noninterest expense in the Company’s consolidated financial statements. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations for years before 2006.
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

Earnings per common share
    Earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. No convertible shares or other agreements to issue common stock are outstanding.

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

Recent Accounting Pronouncements
    In June 2009, the Financial Accounting Standards Board (“FASB”) issued an update to ASC Topic 105, Generally Accepted Accounting Principles (Statement No. 168, “The FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162).  ASC 105 states that the FASB Accounting Standards Codification (Codification) will become the source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles (U.S. GAAP).  The Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative.  The Codification is effective for interim and annual periods ending after September 15, 2009.  The Codification became effective for the Company during its interim period ending September 30, 2009 and did not have an impact on its financial condition or results of operations.
    On June 12, 2009, the FASB issued updates to ASC Topic 860, Transfers and Servicing (SFAS No. 166, Accounting for Transfers of Financial Assets), and FASB ASC 810, (SFAS No.167, Amendments to FASB Interpretation No. 46(R)), which change the way entities account for securitizations and special-purpose entities.
    The update to ASC Topic 860 will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. The update also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures.

    The update to FASB ASC Topic 810 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.
    The update to both ASC Topic 860 and ASC Topic 810 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of ASC Topic 860 shall be applied to transfers that occur on or after the effective date. Management has not determined the impact adoption may have on the Company’s consolidated financial statements.
    In May 2009, the FASB issued an update to ASC Topic 855, Subsequent Events (SFAS No. 165, Subsequent Events). ASC Topic 855 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires entities to disclose the date through which it has evaluated subsequent events and the basis for that date.  ASC Topic 855 is effective for interim and annual periods ending after June 15, 2009.  ASC Topic 855 was effective for the Company as of June 30, 2009.  The adoption of ASC Topic 855 did not have a material impact on our financial condition, results of operations, or disclosures.
    In May 2009, FASB issued an update to ASC Topic 855, Subsequent Events with the objective to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC Topic 855 sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC Topic 855 is effective for interim and annual financial periods ending after June 15, 2009. The adoption of ASC Topic 855 on June 30, 2009, did not have an impact on the Company’s consolidated financial statements.
    In April 2009, the FASB issued an update to ASC Topic 820-10-65-4, Transition Related to FASB Staff Position FAS 157-4. This ASC update affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction; includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market is inactive; eliminates the presumption that all transactions are distressed unless proven otherwise requiring an entity to base its conclusion on the weight of evidence; and requires an entity to disclose a change in valuation technique resulting from application of the FSP and to quantify its effects, if practicable. ASC Topic 820-10-65-4 is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this ASC in the second quarter. The adoption had no material effect on the results of operations or financial position.
    In April 2009, the FASB issued an update to ASC Topic 320-10-65-1, Transition Related to FSP FAS 115-2 and FAS 124-2. This ASC update changes existing guidance for determining whether an impairment is other-than-temporary to debt securities; replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis; requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize the amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are credit losses; requires an entity to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income; and at adoption, requires an entity to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is more likely than not that the entity will be required to sell the security before recovery. ASC Topic 320-10-65-1 is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this ASC in the second quarter.  The adoption had no material effect on the results of operations or financial position.
    In April 2009, the FASB issued an update to ASC Topic 825-10-65-1, Transition Related to FSP FAS 107-1 and APB 28-1.FSP 107-1 and APB 28-1. Under this updated ASC, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. FASB ASC 825-10-65-1 is effective for interim periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this ASC in the second quarter.  The adoption had no material effect on the results of operations or financial position.

    In December 2007, the FASB issued an update to ASC Topic 805, Business Combinations (SFAS No. 141). ASC Topic 805 establishes principles and requirements for recognition and measurement of assets, liabilities and any noncontrolling interest acquired due to a business combination. This update expands the definitions of a business and a business combination, resulting in an increased number of transactions or other events that will qualify as business combinations. Under ASC Topic 805 the entity that acquires the business (the “acquirer”) will record 100 percent of all assets and liabilities of the acquired business, including goodwill, generally at their fair values. As such, an acquirer will not be permitted to recognize the allowance for loan losses of the acquiree. ASC Topic 805 requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. In most business combinations, goodwill will be recognized to the extent that the consideration transferred plus the fair value of any noncontrolling interests in the acquiree at the acquisition date exceeds the fair values of the identifiable net assets acquired. Under ASC Topic 805, acquisition-related transaction and restructuring costs will be expensed as incurred rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired. ASC Topic 805 is effective for fiscal years beginning after December 15, 2008. The impact on the Company’s financial condition or results of operations is dependent on the extent of future business combinations.

Reclassifications
    Certain reclassifications have been made to prior year financial statements in order to conform to the classification adopted for reporting in 2009.

Note 2.  Correction of an Error
    During 2009, the Company discovered errors related to the calculation of interest expense and prepaid assets for the years ending 2008, 2007 and 2006. As a result, the 2008 adjustments include a reduction of $199,000 in other assets, an increase of $944,000 in other liabilities and a reduction of retained earnings totaling $1,143,000. The 2007 adjustments include a reduction of other assets totaling $66,000, an increase of $842,000 in other liabilities and a reduction of retained earnings totaling $907,000. The portion of the error attributable to years prior to December 31, 2007, was recorded as a decrease to retained earnings at December 31, 2006, of $416,000.
    Net income previously reported for 2008 totaled $5.7 million compared to restated net income which totaled $5.5 million, a net decrease of $0.2 million. Net income previously reported for 2007 totaled $10.3 million compared to restated net income which totaled $9.8 million, a net decrease of $0.5 million.
    Below depicts changes as currently reported (restated) compared to information previously reported.

	Restated		Previously Reported		Changes
	For the Years Ended		For the Years Ended		For the Years Ended
	2008	2007	2008	2007	2008	2007
	(in thousands except per share data)

Other assets	$6,364	$5,051	$6,563	$5,117	$(199)	$(66)
Total assets	871,233	807,994	871,432	808,060	(199)	(66)
Other liabilities	4,219	2,096	3,275	1,254	944	842
Total liabilities	805,746	741,640	804,802	740,798	944	842
Retained earnings	36,626	34,671	37,769	35,578	(1,143)	(907)
Total stockholders' equity	65,487	66,355	66,630	67,262	(1,143)	(907)

Interest expense	$15,881	$21,934	$15,733	$21,398	$148	$536
Noninterest expense	23,241	21,341	23,032	21,133	209	208
Provision for income taxes	2,470	5,213	2,591	5,466	(121)	(253)
Net income	5,512	9,772	5,748	10,263	(236)	(491)

Earnings per common share	$0.99	$1.76	$1.03	$1.85	$(0.04)	$(0.09)

Note 3. Cash and Due from Banks
    Certain reserves are required to be maintained at the Federal Reserve Bank. The requirement as of December 31, 2009 and 2008 was $13.7 million and $14.1 million, respectively. The Company has accounts at various correspondent banks, excluding the Federal Reserve Bank, which exceeded the FDIC insured limit of $250,000 by $9.0 million at December 31, 2009.  This balance was held at JPMorgan Chase, the correspondent bank which is used to clear cash letters.

Note 4.  Securities
    A summary comparison of securities by type at December 31, 2009 and 2008 is shown below.

	December 31, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(in thousands)
Available for sale:
U.S. Government Agencies	$140,843	$382	$(1,562)	$139,663	$58,389	$132	$-	$58,521
Mortgage-backed obligations	1,472	104	-	1,576	1,701	82	(5)	1,778
Asset-backed securities	-	8	-	8	532	-	(439)	93
Corporate debt securities	87,238	5,627	(776)	92,089	57,773	644	(5,077)	53,340
Mutual funds or other equity securities	6,556	83	(495)	6,144	795	26	(147)	674
Municipal bonds	10,000	-	-	10,000	-	-	-	-
Total available for sale securities	$246,109	$6,204	$(2,833)	$249,480	$119,190	$884	$(5,668)	$114,406

Held to maturity:
U.S. Government Agencies	$10,721	$52	$-	$10,773	$22,680	$160	$-	$22,840
Mortgage-backed obligations	1,628	61	-	1,689	2,076	21	(1)	2,096
Total held to maturity securities	$12,349	$113	$-	$12,462	$24,756	$181	$(1)	$24,936

    The scheduled maturities of securities at December 31, 2009, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2009
	Amortized	Fair
	Cost	Value
	(in thousands)
Available For Sale:
Due in one year or less	$8,924	$9,083
Due after one year through five years	72,125	76,441
Due after five years through 10 years	110,562	110,415
Over 10 years	54,498	53,541
Total available for sale securities	$246,109	$249,480

Held to Maturity:
Due in one year or less	$-	$-
Due after one year through five years	171	174
Due after five years through 10 years	1,520	1,597
Over 10 years	10,658	10,691
Total held to maturity securities	$12,349	$12,462

    At December 31, 2009 and 2008, approximately $154.5 million and $85.4 million, respectively, in securities were pledged to secure public fund deposits, and for other purposes required or permitted by law. Gross realized gains were $2.1 million, $4,000 and $0 for the years ended December 31, 2009, 2008 and 2007, respectively. Gross realized losses were $61,000, $5,000 and $478,000 for the years ended December 31, 2009, 2008 and 2007. The tax (benefit) provision applicable to these realized net (losses)/gains amounted to $0.7 million, $0, and $(163,000), respectively. Proceeds from sales of securities classified as available for sale amounted to $22.1 million, $0.2 million and $65.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

    The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at December 31, 2009.

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in thousands)
Available for sale:
U.S. Treasury and U.S.
Government agencies	$74,460	$1,562	$0	$0	$74,460	$1,562
Mortgage-backed obligations	-	-	-	-	-	-
Asset-backed securities	-	-	-	-	-	-
Corporate debt securities	1,874	55	4,735	721	6,609	776
Mutual funds or other equity securites	498	2	3,724	493	4,222	495
Total available for sale securities	$76,832	$1,619	$8,459	$1,214	$85,291	$2,833

Held to maturity:
U.S. Treasury and U.S.
Government agencies	$9,776	$224	$-	$-	$9,776	$224
Mortgage-backed obligations	-	-	-	-	-	-
Total held to maturity securities	$9,776	$224	$-	$-	$9,776	$224

    At December 31, 2009, 59 debt securities and 17 equity securities have unrealized losses of $3.1 million or 3.1% of amortized cost. The gross unrealized losses in the portfolio resulted from increases in market interest rates, illiquidity, and declines in net income and other financial indicators caused by the national economy in the market and not from deterioration in the creditworthiness of the issuer. The Company believes that it will collect all amounts contractually due and has the intent and the ability to hold these securities until the fair value is at least equal to the carrying value. The Company had 30 U.S. Government agency securities and nine debt securities that had gross unrealized losses for less than 12 months. The Company had 20 corporate debt securities and 17 equity securities which have been in a continuous unrealized loss position for 12 months or longer. All securities with unrealized losses, greater than 12 months, were classified as available for sale. All securities with unrealized losses, less than 12 months, were classified as available for sale except $9.8 million in agency securities. These securities with unrealized losses resulted from increases in interest rates and illiquidity in the market and not from deterioration in the creditworthiness of the issuer.
    During the fourth quarter of 2009, three agency securities with a par value of $10.0 million were transferred from available for sale to held to maturity. These three securities had a fair market value totaling $9.8 and an average maturity of approximately 14 years. The unrealized loss of $224,000 was recorded as a component of other comprehensive loss and will be amortized over the life of the securities or until the security is called.

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
    Overall market declines, particularly in the banking and financial institutions, as well as the real estate market, are a result of significant stress throughout the regional and national economy. Securities with unrealized losses, in which the Company has not already taken an OTTI charge, are currently performing according to their contractual terms. Management has the intent and ability to hold these securities for the foreseeable future. The fair value is expected to recover as the securities approach their maturity or repricing date or if market yields for such investments decline. As a result of uncertainties in the market place affecting companies in the financial services industry, it is at least reasonably possible that a change in the estimate will occur in the near term.
    Securities that are other-than-temporarily impaired are evaluated at least quarterly. The evaluation includes performance indications of the underlying assets in the security, loan to collateral value, third-party guarantees, current levels of subordination, geographic concentrations, industry analysts reports, sector credit ratings, volatility of the securities fair value, liquidity, leverage and capital ratios, the company’s ability to continue as a going concern. If the company is in bankruptcy, the status and potential out come is also considered.
    The Company believes that the securities with unrealized losses reflect impairment that is temporary and that there are currently no securities with other-than-temporary impairment.
    During 2009, the Company recorded an impairment writedown totaling $829,000. The impairment writedown consisted of one corporate debt security totaling $243,000 issued by Colonial Bank which had an unrealized loss of $233,000, three asset backed securities totaling $381,000 issued by ALESCO which had unrealized losses of $377,000 and two asset backed securities totaling $205,000 issued by TRAPEZA which had unrealized losses of $200,000.
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
    At December 31, 2009, the Company’s exposure to four investment security issuers exceeded 10% of stockholders’ equity as follows:

	Amortized	Fair
	Cost	Value
	(in thousands)

Federal Home Loan Bank (FHLB)	$52,513	$52,021
Federal Home Loan Mortgage Corporation (Freddie Mac)	35,017	34,981
Federal National Mortgage Association (Fannie Mae)	48,849	48,359
Federal Farm Credit Bank (FFCB)	18,230	18,050
Total	$154,609	$153,411

Note 5.  Loans and Allowance for Loan Losses
    The following table summarizes the components of the Company's loan portfolio as of December 31, 2009 and 2008:

	December 31,
	2009		2008
		As % of		As % of
	Balance	Category	Balance	Category
	(dollars in thousands)
Real estate
Construction & land development	$78,686	13.3%	$92,029	15.2%
Farmland	11,352	1.9%	16,403	2.7%
1-4 Family	77,470	13.1%	79,285	13.1%
Multifamily	8,927	1.5%	15,707	2.6%
Non-farm non-residential	300,673	51.0%	261,744	43.0%
Total real estate	477,108	80.8%	465,168	76.6%

Agricultural	14,017	2.4%	18,536	3.0%
Commercial and industrial	82,348	13.9%	105,555	17.4%
Consumer and other	17,226	2.9%	17,926	3.0%
Total loans before unearned income	590,699	100.0%	607,185	100.0%
Less: unearned income	(797)		(816)
Total loans net of unearned income	$589,902		$606,369

    The following table summarizes fixed and floating rate loans by maturity and repricing frequencies as of December 31, 2009:

	December 31, 2009
	Fixed	Floating	Total
	(in thousands)

One year or less	$224,963	$77,651	$302,614
One to five years	229,276	2,408	231,684
Five to 15 years	25,122	-	25,122
Over 15 years	16,299	-	16,299
Subtotal	495,660	80,059	575,719
Nonaccrual loans			14,183
Total loans net of unearned income	$495,660	$80,059	$589,902

    Changes in the allowance for loan losses are as follows:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)

Balance, beginning of year	$6,482	$6,193	$6,675
Additional provision from acquisition	-	-	325
Provision charged to expense	4,155	1,634	1,918
Loans charged off	(2,879)	(1,613)	(3,885)
Recoveries	161	268	1,160
Balance, end of year	$7,919	$6,482	$6,193

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
    As of December 31, 2009, 2008 and 2007, the Company had loans totaling $14.2 million, $9.1 million and $10.3 million, respectively, on which the accrual of interest had been discontinued. As of December 31, 2009, 2008 and 2007, the Company had loans past due 90 days or more and still accruing interest totaling $0.8 million, $205,000 and $547,000, respectively.
    The average amount of non-accrual loans in 2009 was $10.6 million compared to $9.9 million in 2008. Had these loans performed in accordance with their original terms, the Company's interest income would have been increased by approximately $0.4 million and $0.5 million for the years ended December 31, 2009 and 2008, respectively. Impaired loans at December 31, 2009 and 2008, including non-accrual loans, amounted to $33.4 million and $11.4 million, respectively. The portion of the allowance for loan losses allocated to all impaired loans amounted to $2.7 million and $1.4 million at December 31, 2009 and 2008, respectively. As of December 31, 2009, the Company has no outstanding commitments to advance additional funds in connection with impaired loans.

    The following is a summary of information pertaining to impaired loans as of December 31:

	2009	2008
	(in thousands)

Impaired loans without a valuation allowance	$5,853	$6,084
Impaired loans with a valuation allowance	28,080	5,267
Total impaired loans	$33,933	$11,351

Valuation allowance related to impaired loans	$2,967	$1,353
Total nonaccrual loans	$14,183	$9,129
Total loans past due ninety days and still accruing	$785	$205

	2009	2008	2007
	(in thousands)

Average investment in impaired loans	$8,979	$9,027	$7,571
Interest income recognized on impaired loans	$184	$1,049	$764
Interest income recognized on a cash basis on impaired loans	$565	$283	$182

Note 6.  Premises and Equipment
    The major categories comprising premises and equipment at December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
	(in thousands)

Land	$4,514	$4,693
Bank premises	16,608	15,333
Furniture and equipment	14,264	13,763
Acquired value	35,386	33,789
Less: accumulated depreciation	18,682	17,648
Net book value	$16,704	$16,141

    Depreciation expense amounted to approximately $1.0 million, $1.0 million and $0.9 million for 2009, 2008 and 2007, respectively.

Note 7.  Goodwill and Other Intangible Assets
    The Company accounts for goodwill and intangible assets in accordance with FASB ASC 350, Intangibles – Goodwill and Other (SFAS No. 142).  Under FASB ASC 350, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with the provision of FASB ASC 350. Other intangible assets continue to be amortized over their useful lives. Goodwill for the year ended December 31, 2009 was $2.0 million and was acquired in the Homestead acquisition in 2007. No impairment charges were recognized during 2009.
    Mortgage servicing rights totaled $136,000 at December 31, 2009 and $29,000 at December 31, 2008.
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

	December 31,
	2009			2008
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in thousands)

Core deposit intangibles	$7,997	$6,240	$1,757	$7,997	$5,948	$2,049
Mortgage Servicing Rights	157	21	136	32	3	29
Total	$8,154	$6,261	$1,893	$8,029	$5,951	$2,078

    Amortization expense relating to purchase accounting intangibles totaled $291,000, $311,000, and $203,000 for the year ended December 31, 2009, 2008, and 2007, respectively. The weighted average amortization period of these assets is 9.3 years. Estimated future amortization expense is as follows:

For the Years Ended December 31,	Estimated Amortization Expense
(in thousands)
2010	$218
2011	218
2012	216
2013	185
2014	185

    These estimates do not assume the addition of any new intangible assets that may be acquired in the future nor any writedowns resulting from impairment.

Note 8. Other Real Estate
    As of December 31, 2009 and 2008 other real estate, net, (ORE) totaled $0.7 million and $0.6 million. ORE consisted of $292,000 of 1-4 family residential properties and $366,000 non-farm non-residential properties at December 31, 2009. At December 31, 2008, ORE consisted of $89,000 of construction, land development and other loans, $223,000 of 1-4 family residential properties and $256,000 of non-farm nonresidential properties.

Note 9.  Deposits
    The aggregate amount of jumbo time deposits, each with a minimum denomination of $100,000, was approximately $271.2 million and $247.8 million at December 31, 2009 and 2008, respectively.
    At December 31, 2009, the scheduled maturities of time deposits are as follows:

December 31, 2009
(in thousands)

Due in one year or less	$349,719
Due after one year through three years	50,529
Due after three years	39,156
Total	$439,404

    The table above includes brokered deposits totaling $10.1 million in reciprocal time deposits acquired from the Certificate of Deposit Account Registry Service (CDARS). At December 31, 2008, the Company had $13.0 million in brokered deposits.

Note 10.  Borrowings
    Short-term borrowings are summarized as follows:

	December 31,
	2009	2008
	(in thousands)

Securities sold under agreements to repurchase	$11,929	$9,767
Total short-term borrowings	$11,929	$9,767

    Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature daily. Interest rates on repurchase agreements are set by Management and are generally based on the 91-day Treasury bill rate. Repurchase agreement deposits are fully collateralized and monitored daily.
    The Company’s available lines of credit with correspondent banks, including the Federal Home Loan Bank, totaled $156.1 million at December 31, 2009 and $140.4 million at December 31, 2008.
    At December 31, 2009, the Company had $142.6 million in blanket lien availability (primarily secured by commercial real estate loans) and $110.3 million in custody status availability (primarily secured by commercial real estate loans and 1-4 family mortgage loans). Total gross availability at the FHLB was $252.9 million at December 31, 2009 but was reduced by its outstanding long-term advance totaling $20.0 million and letters of credit totaling $140.0 million. Net availability with the FHLB at December 31, 2009 was $92.9 million. The Company also had lines available with other correspondent banks totaling $63.2 million at December 31, 2009.
    With the exception of the FHLB, no other lines were outstanding with any other correspondent bank at December 31, 2009.

    The following schedule provides certain information about the Company’s short-term borrowings during the periods indicated:

	December 31,
	2009	2008	2007
	(dollars in thousands)

Outstanding at year end	$11,929	$9,767	$10,401
Maximum month-end outstanding	26,372	41,321	45,766
Average daily outstanding	18,233	11,379	16,655
Weighted average rate during the year	0.81%	2.16%	5.18%
Average rate at year end	0.23%	0.19%	3.50%

    At December 31, 2009, long-term debt consisted of two advances from the Federal Home Loan Bank. In November 2009, the Company obtained an original $10.0 million amortizing one year advance at a rate of 0.861%. The Company makes monthly principal and interest payments. In December 2009, the Company obtained a $10.0 million interest only advance with a one year maturity at a rate of 0.480%. The Company makes monthly interest payments with the balloon note due in December 2010. The outstanding balance on the long-term debt was $20.0 million at December 31, 2009.
    At December 31, 2008, one long-term advance was outstanding at the FHLB totaling $8.4 million with a rate of 3.14% and a maturity date of October 1, 2009.
    At December 31, 2009, letters of credit issued by the FHLB totaling $140.0 million were outstanding and carried as off-balance sheet items, all of which expire in 2010. At December 31, 2008, letters of credit issued by the FHLB totaling $155.0 million were outstanding and carried as off-balance sheet items, all of which expire in 2009. The letters of credit are solely used for pledging towards public fund deposits. See Note 18 to the Consolidated Financial Statements for additional information.

Note 11.  Issuance of Preferred Stock
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
    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2009 and 2008, that the Company and the Bank met all capital adequacy requirements to which they were subject.
    As of December 31, 2009, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that Management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2009 and 2008 are presented in the following table.

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2009
Total risk-based capital:
First Guaranty Bancshares, Inc.	$96,514	12.97%	$59,536	8.00%	N/A	N/A
First Guaranty Bank	91,388	12.22%	59,834	8.00%	74,793	10.00%
Tier 1 capital:
First Guaranty Bancshares, Inc.	88,595	11.90%	29,768	4.00%	N/A	N/A
First Guaranty Bank	83,469	11.16%	29,917	4.00%	44,876	6.00%
Tier 1 leverage capital:
First Guaranty Bancshares, Inc.	88,595	9.58%	36,979	4.00%	N/A	N/A
First Guaranty Bank	83,469	9.03%	36,985	4.00%	46,231	5.00%

December 31, 2008
Total risk-based capital:
First Guaranty Bancshares, Inc.	$71,097	10.11%	$56,242	8.00%	N/A	N/A
First Guaranty Bank	70,441	9.87%	56,190	8.00%	70,237	10.00%
Tier 1 capital:
First Guaranty Bancshares, Inc.	64,606	9.19%	28,121	4.00%	N/A	N/A
First Guaranty Bank	63,950	8.96%	28,095	4.00%	42,142	6.00%
Tier 1 leverage capital:
First Guaranty Bancshares, Inc.	64,606	7.88%	32,783	4.00%	N/A	N/A
First Guaranty Bank	63,950	7.81%	32,754	4.00%	40,942	5.00%

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
    The Bank is restricted under applicable laws in the payment of dividends to an amount equal to current year earnings plus undistributed earnings for the immediately preceding year, unless prior permission is received from the Commissioner of Financial Institutions for the State of Louisiana. Dividends payable by the Bank in 2010 without permission will be limited to 2010 earnings.
    Accordingly, at January 1, 2010, $89,399,000 of the Company’s equity in the net assets of the Bank was restricted. Funds available for loans or advances by the Bank to the Company amounted to $9,139,000. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

Note 14.  Related Party Transactions
    In the normal course of business, the Company has loans, deposits and other transactions with its executive officers, directors and certain business organizations and individuals with which such persons are associated. An analysis of the activity of loans made to such borrowers during the year ended December 31, 2009 follows:

	December 31,
	2009	2008
	(in thousands)

Balance, beginning of year	$22,457	$19,120
New loans	16,098	18,947
Repayments	(15,215)	(15,610)
Balance, end of year	$23,340	$22,457

    Unfunded commitments to the Company’s directors and executive officers totaled $7.7 million and $12.4 million at December 31, 2009 and 2008, respectively. At December 31, 2009 there were no participations in loans purchased from affiliated financial institutions included in the Company’s loan portfolio. During 2008, there were no participations in loans purchased from affiliated financial institutions. Participations sold to affiliated financial institutions totaled $2.4 million and $10.4 million at December 31, 2009 and 2008, respectively.
    During the years ended 2009, 2008 and 2007, the Company paid approximately $551,000, $504,000 and $715,000, respectively, for printing services and supplies and office furniture and equipment to Champion Graphic Communications (or subsidiary companies of Champion Industries, Inc.), of which Mr. Marshall T. Reynolds, the Chairman of the Company’s Board of Directors, is President, Chief Executive Officer, Chairman of the Board of Directors and holder of 41.8% of the capital stock as of January 15, 2010; approximately $1.4 million, $1.3 million and $1.1 million, respectively, to participate in the Champion Industries, Inc. employee medical benefit plan; and approximately $154,000, $183,000 and $245,000, respectively, to Sabre Transportation, Inc. for travel expenses of the Chairman and other directors. These expenses include, but are not limited to, the utilization of an aircraft, fuel, air crew, ramp fees and other expenses attendant to the Company’s use. The Harrah and Reynolds Corporation, of which Mr. Reynolds is President and Chief Executive Officer and sole shareholder, has controlling interest in Sabre Transportation, Inc.
    During the years ended 2009, 2008 and 2007, the Company paid approximately $66,000, $30,000 and $3,000, respectively, to subsidiaries of Hood Automotive Group, of which Mr. Hood is the President. Expenses include the purchases of new Company vehicles and services on Company owned vehicles.
    During the year ended 2009, 2008 and 2007 the Company engaged the services of Cashe, Lewis, Coudrain and Sandage, attorneys-at-law, of which Mr. Alton Lewis, a director of the Company, was a partner, to represent the Company with certain legal matters. Mr. Lewis had a 25% ownership interest in the law firm. In October 2009, Mr. Lewis joined the Company as the Chief Executive Officer. As of that date, Mr. Lewis was no longer a partner in the law firm Cashe, Lewis, Coudrain and Sandage. The fees paid to Cashe, Lewis, Coudrain and Sandage for legal services totaled $114,000 for the year period ended September 30, 2009. The fees paid for these legal services totaled $162,000 and $178,000 for the years ended 2008 and 2007.

Note 15.  Employee Benefit Plans
    The Company has an employee savings plan to which employees, who meet certain service requirements, may defer one to 20 percent of their base salaries, six percent of which may be matched up to 100%, at its sole discretion. Contributions to the savings plan were $64,000, $64,000 and $115,000 in 2009, 2008 and 2007, respectively.
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
    Voluntary contributions of $100,000 to the ESOP were made in 2009, 2008, and 2007 for the purchase of shares from third parties at market value. As of December 31, 2009, the ESOP held 21,652 shares.

Note 16.  Income Taxes
    The following is a summary of the provision for income taxes included in the Statements of Income:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)

Current	$3,705	$5,423	$4,632
Deferred	67	(2,848)	(40)
Tax credits	(46)	(105)	(81)
Tax benefits attributable to items charged to goodwill	-	-	726
Benefit of operating loss carryforward	-	-	(24)
Total	$3,726	$2,470	$5,213

    The difference between income taxes computed by applying the statutory federal income tax rate and the provision for income taxes in the financial statements is reconciled as follows:

	Years Ended December 31,
	2009	2008	2007
	(dollars in thousands)

Statutory tax rate	34.0%	34.3%	34.2%
Federal income taxes at statutory rate	$3,854	$2,739	$5,126
Tax credits	(46)	(105)	(81)
Other	(82)	(164)	168
Total	$3,726	$2,470	$5,213

    Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities, and available tax credit carryforwards. Temporary differences between the financial statement and tax values of assets and liabilities give rise to deferred tax assets (liabilities). The significant components of deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows:

	Years Ended December 31,
	2009	2008
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$2,692	$2,204
Other real estate owned	36	45
Impairment writedown on securities	1,236	1,568
Unrealized loss on available for sale securities	-	1,627
Other	145	91
Gross deferred tax assets	$4,109	$5,535

Deferred tax liabilities:
Depreciation and amortization	(1,238)	(1,018)
Unrealized gains on avalable for sale securities	(1,070)	-
Other	(817)	(754)
Gross deferred tax liabilities	(3,125)	(1,772)
Net deferred tax assets	$984	$3,763

    As of December 31, 2009 and 2008, there were no net operating loss carry forwards for income tax purposes.

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
    The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if applicable, in noninterest expense. During the years ended December 31, 2009, 2008, and 2007, the Company did not recognize any interest or penalties in its consolidated financial statements, nor has it recorded an accrued liability for interest or penalty payments.

 Note 17.  Comprehensive Income
    The following is a summary of the components of other comprehensive income as presented in the Statements of Changes in Stockholders’ Equity:

	December 31,
	2009	2008	2007
	(in thousands)

Unrealized gain (loss) on available for sale securities, net	$9,382	$(8,889)	$387
Unrealized loss on held to maturity securities, net	(224)	-	-
Reclassification for OTTI losses	829	4,612	-
Reclassification adjustments for net losses, realized net income	(2,056)	1	478
Other comprehensive income (loss)	7,931	(4,277)	865
Income tax (provision) benefit related to other comprehensive income	(2,696)	1,454	(295)
Other comprehensive income (loss), net of income taxes	$5,235	$(2,823)	$570

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
    There were no losses incurred on any commitments in 2009 or 2008.
    A summary of the notional amounts of the financial instruments with off-balance sheet risk at December 31, 2009 and 2008 follows:

	December 31,
	2009	2008
	(in thousands)
Financial instruments whose contract
amounts represent credit risk:
Commitments to extend credit	$51,132	$90,938
Standby letters of credit	7,091	7,647

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

    The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:
Fair Value Measurements at
December 31, 2009, Using
Quoted
Prices In
Active
		Markets	Significant
	Assets/Liabilities	For	Other	Significant
	Measured at Fair	Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
(in thousands)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Securities available for sale	$ 249,480	$ 16,943	$ 223,537	$ 9,000

    Securities Available for Sale.  Securities classified as available for sale are reported at fair value utilizing Level 1, Level 2 and Level 3 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, market yield curves, prepayment speeds, credit information and the instrument’s contractual terms and conditions, among other things. Cash flow valuations were performed on Level 3 securities. Level 3 securities consist of 2 municipal bonds from the same issuer that were purchased in 2009 for $9.0 million. There has been no gain or loss recognized in 2009 on the securitites valued utilizing Level 3 inputs. Cash flow valuations were done on these securities to facilitate in the calculation of the other-than-temporary impairment charge taken on those securities in 2008 (see Note 4 to the Consolidated Financial Statements).
    Impaired Loans.  Certain financial assets such as impaired loans are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The fair value of impaired loans was $31.3 million at December 31, 2009. The fair value of impaired loans is measured by either the fair value of the collateral as determined by appraisals or independent valuation (Level 2), or the present value of expected future cash flows discounted at the effective interest rate of the loan (Level 3).
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
    The methods and assumptions used to estimate the fair values of each class of financial instruments, that are not disclosed above, are as follows:
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
Other unrecognized financial instruments. The fair value of commitments to extend credit is estimated using the fees charged to enter into similar legally binding agreements, taking into account the remaining terms of the agreements and customers' credit ratings. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit are based on fees charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2009 and 2008 the fair value of guarantees under commercial and standby letters of credit was immaterial.

    The estimated fair values and carrying values of the financial instruments at December 31, 2009 and 2008 are presented in the following table:

	December 31,
	2009		2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(in thousands)
Assets
Cash and cash equivalents	$46,718	$46,718	$78,017	$78,017
Interest-bearing time deposits with banks	-	-	21,481	21,578
Securities, available for sale	249,480	249,480	114,406	114,406
Securities, held to maturity	12,349	12,462	24,756	24,936
Federal Home Loan Bank stock	2,547	2,547	944	944
Loans, net	581,983	584,248	599,887	606,486
Accrued interest receivable	5,807	5,807	4,611	4,611

Liabilities
Deposits	$799,746	$802,183	$780,372	$786,928
Borrowings	31,929	31,918	18,122	18,224
Accrued interest payable	2,519	2,519	3,033	3,033

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
    Approximately 33.6% of the Company’s deposits are derived from local governmental agencies. These governmental depositing authorities are generally long-term customers. A number of the depositing authorities are under contractual obligation to maintain their operating funds exclusively with us. In most cases, the Company is required to pledge securities or letters of credit issued by the Federal Home Loan Bank to the depositing authorities to collateralize their deposits. Under certain circumstances, the withdrawal of all of, or a significant portion of, the deposits of one or more of the depositing authorities may result in a temporary reduction in liquidity, depending primarily on the maturities and/or classifications of the securities pledged against such deposits and the ability to replace such deposits with either new deposits or other borrowings.

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

Note 24.  Subsequent Events
    On January 27, 2010, the Company sold its Benton banking center located at 196 Burt Boulevard to the Law Enforcement District of Bossier for a sale price of $1.8 million. The Law Enforcement District of Bossier paid $1.1 million and the remainder was donated by the Company. A new Benton banking center was opened at 189 Burt Boulevard, Benton, Louisiana. The cost of the new banking center, including land, building, furniture and equipment totaled approximately $1.5 million.

Note 25.  Condensed Parent Company Information
    The following condensed financial information reflects the accounts and transactions of First Guaranty Bancshares, Inc. (parent company only) for the dates indicated:

First Guaranty Bancshares, Inc.
Condensed Balance Sheet
(in thousands)

	December 31,
Assets	2009	2008
Cash	$5,547	$93
Investment in bank subsidiary	89,363	64,917
Other assets	409	662
Total Assets	$95,319	$65,672

Liabilities and Stockholders' Equity
Junior subordinated debentures	-	-
Other liabilities	384	185
Stockholders' Equity	94,935	65,487
Total Liabilities and Stockholders' Equity	$95,319	$65,672

First Guaranty Bancshares, Inc.
Condensed Statement of Income
(in thousands)

	Years ended December 31,
Operating Income	2009	2008	2007
Dividends received from bank subsidiary	$5,109	$7,200	$19,630
Other income	4	143	4
Total operating income	5,113	7,343	19,634

Operating Expenses
Interest expense	114	152	233
Other expenses	501	703	448
Total operating expenses	615	855	681

Income before income tax expense and increase in equity in undistributed
earnings of subsidiary	4,498	6,488	18,953
Income tax benefit	214	289	220
Income before increase in equity in undistributed earnings of subdisiary	4,712	6,777	19,173
Decrease in equity in undistributed earnings of subsidiary	2,883	(1,265)	(15,713)
Net Income	$7,595	$5,512	$3,460
Less preferred stock dividends	(594)	-	-
Net income available to common shareholders	$7,001	$5,512	$3,460

First Guaranty Bancshares, Inc.
Condensed Statement of Cash Flow

	Years ended December 31,
	2009	2008	2007
	(in thousands)

Cash Flows From Operating Activities
Net income	$7,595	$5,512	$3,460
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for deferred income taxes	-	(16)	-
(Increase) Decrease in equity in undistributed earnings of subsidiary	(2,883)	1,265	15,713
Net change in other liabilities	(83)	65	(17)
Net change in other assets	275	(132)	(49)
Net Cash Provided By Operating Activities	4,904	6,694	19,107

Cash Flows From Investing Activities
Payments for investments in and advances to subsidiary	(16,350)	-	(5,489)
Cash paid in excess of cash received in acquisition	-	-	(11,790)
Net Cash Used in Investing Activities	(16,350)	-	(17,279)

Cash Flows From Financing Activities
Proceeds from purchased funds and other short-term borrowings	-	-	17,640
Repayments of purchased funds and other short-term borrowings	-	-	(17,640)
Repayment of long-term debt	-	(3,093)	-
Proceeds from issuance of preferred stock	20,699	-	-
Dividends paid	(3,799)	(3,557)	(1,779)
Net Cash Provided by (Used In) Financing Activities	16,900	(6,650)	(1,779)

Net Increase In Cash and Cash Equivalents	5,454	44	49
Cash and Cash Equivalents at the Beginning of the Period	93	49	-
Cash and Cash Equivalents at the End of the Period	$5,547	$93	$49

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
    There were no changes in or disagreements with accountants on accounting and financial disclosures for the year ended December 31, 2009.

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
    Based on our evaluation under the framework in Internal Control – Integrated Framework, Management concluded that internal control over financial reporting was effective as of December 31, 2009.

9b - Other Information
    None

Part III

Item 10 – Directors, Executive Officers and Corporate Governance
    Pursuant to General Instruction G (3), information on directors and executive officers of the Registrant will be incorporated by reference from the Company’s 2010 Definitive Proxy Statement.

Item 11 - Executive Compensation
    Pursuant to General Instruction G (3), information on directors and executive officers of the Registrant will be incorporated by reference from the Company’s 2010 Definitive Proxy Statement.

Item 12 - Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters
    Pursuant to General Instruction G (3), information on directors and executive officers of the Registrant will be incorporated by reference from the Company’s 2010 Definitive Proxy Statement.

Item 13 - Certain Relationships and Related Transactions and Director Independence
    Pursuant to General Instruction G (3), information on directors and executive officers of the Registrant will be incorporated by reference from the Company’s 2010 Definitive Proxy Statement.

Item 14 - Principal Accountant Fees and Services
    Pursuant to General Instruction G (3), information on directors and executive officers of the Registrant will be incorporated by reference from the Company’s 2010 Definitive Proxy Statement.

Part IV

Item 15 - Exhibits and Financial Statement Schedules

(a)	1	Consolidated Financial Statements

		Item	Page
First Guaranty Bancshares, Inc. and Subsidiary
		Report of Independent Registered Accounting Firm	50
		Consolidated Balance Sheets - December 31, 2009 and 2008	51
		Consolidated Statements of Income – Years Ended December 31, 2009, 2008 and 2007	52
		Consolidated Statements of Changes in Stockholders’ Equity - December 31, 2009, 2008 and 2007	53
		Consolidated Statements of Cash Flows - Years Ended December 31, 2009, 2008 and 2007	54
		Notes to Consolidated Financial Statements	55

	2	Consolidated Financial Statement Schedules

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

Exhibit Number		Exhibit
3.1		Restatement of Articles of Incorporation of First Guaranty Banchshares, Inc. dated July 27, 2007 (filed as Exhibit 3.1 on Form 8-K12G3 dated August 2, 2007 and incorporated herein by reference).
3.2		Bylaws of First Guaranty Bancshares, Inc. dated January 4, 2007 (filed as Exhibit 3.2 on Form 8-K12G3 dated August 2, 2007 and incorporated herein by reference).
3.3		Amendment to Bylaws of First Guaranty Bancshares, Inc., dated May 17, 2007 (filed as exhibit 3.3 on Form 8-K12G3 dated August 2, 2007 and incorporated herein by reference).
11		Statement Regarding Computation of Earnings Per Share
12		Statement Regarding Computation of Ratios
14.1
First Guaranty Bancshares, Inc. and Subsidiary Code of Conduct and Ethics for Employees, Officers and Directors adopted March 20, 2009 (filed at Exhibit 14.3 on the Company’s Form 10-K dated March 31, 2009 and incorporated herein by reference)

14.2
First Guaranty Bancshares, Inc. Code of Ethics for Senior Financial Officers adopted March 20, 2009 (filed at Exhibit 14.4 on the Company’s Form 10-K dated March 31, 2009 and incorporated herein by reference).

14.3		First Guaranty Bancshares, Inc. and Subsidiary Code of Conduct and Ethics for Employees, Officers and Directors adopted March 18, 2010.
14.4		First Guaranty Bancshares, Inc. Code of Ethics for Senior Financial Officers adopted March 18, 2010.
21		Subsidiaries of the First Guaranty Bancshares, Inc. (filed as Exhibit 21 on the Company’s Form 8-K dated November 8, 2007 and incorporated herein by reference).
24		Power of attorney
31.1		Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Chief Executive Officer TARP Certification
99.2		Chief Financial Officer TARP Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST GUARANTY BANCSHARES, INC.

Dated: March 31, 2010

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Alton B. Lewis Alton B. Lewis	Chief Executive Officer and Director	March 31, 2010

/s/ Michele E. LoBianco Michele E. LoBianco	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 31, 2010

*___________________________ Marshall T. Reynolds	Chairman of the Board	March 31, 2010

*___________________________ William K. Hood	Director	March 31, 2010

*By: /s/ Alton B. Lewis
         Alton B. Lewis
         Under Power of Attorney