Form 10-Q
period 2010-03-31
First Guaranty Bancshares, Inc.
filed 2010-05-17
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2010
Commission File Number 000-52748

FIRST GUARANTY BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Louisiana	26-0513559
(State or other jurisdiction	(I.R.S. Employer
incorporation or organization)	Identification Number)

400 East Thomas Street
Hammond, Louisiana	70401
(Address of principal executive office)	(Zip Code)

(985) 345-7685
(Telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
           Large accelerated filer *    Accelerated filer *    Non-accelerated filer *    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]   No [X]

As of May 13, 2010, the registrant had 5,559,644 shares of $1 par value common stock which were issued and outstanding.

PART I.    FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	March 31,	December 31,
	2010	2009
Assets	(unaudited)
Cash and cash equivalents:
Cash and due from banks	$16,403	$33,425
Interest-earning demand deposits with banks	17,168	14
Federal funds sold	32,181	13,279
Cash and cash equivalents	65,752	46,718

Investment securities:
Available for sale, at fair value	247,275	249,480
Held to maturity, at cost (estimated fair value of
$12,594 and $12,462, respectively)	12,247	12,349
Investment securities	259,522	261,829

Federal Home Loan Bank stock, at cost	2,785	2,547
Loans held for sale	264	-

Loans, net of unearned income	602,637	589,902
Less: allowance for loan losses	8,268	7,919
Net loans	594,369	581,983

Premises and equipment, net	16,976	16,704
Goodwill	1,999	1,999
Intangible assets, net	1,839	1,893
Other real estate, net	1,417	658
Accrued interest receivable	6,626	5,807
Other assets	8,318	10,709
Total Assets	$959,867	$930,847

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing demand	$122,957	$131,818
Interest-bearing demand	202,754	188,252
Savings	41,607	40,272
Time	460,139	439,404
Total deposits	827,457	799,746

Short-term borrowings	9,665	11,929
Accrued interest payable	3,024	2,519
Long-term borrowings	17,508	20,000
Other liabilities	4,035	1,718
Total Liabilities	861,689	835,912

Stockholders' Equity
Preferred stock:
Series A - $1,000 par value - authorized 5,000 shares; issued
and outstanding 2,069.9 shares	19,686	19,630
Series B - $1,000 par value - authorized 5,000 shares; issued
and outstanding 103 shares	1,134	1,140
Common stock:
$1 par value - authorized 100,600,000 shares; issued and
outstanding 5,559,644 shares	5,560	5,560
Surplus	26,459	26,459
Retained earnings	41,430	40,069
Accumulated other comprehensive income	3,909	2,077
Total Stockholders' Equity	98,178	94,935
Total Liabilities and Stockholders' Equity	$959,867	$930,847

See Notes to Consolidated Financial Statements.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(dollars in thousands, except per share data)

	Three Months
	Ended March 31,
	2010	2009
Interest Income:
Loans (including fees)	$8,804	$8,657
Loans held for sale	1	1
Deposits with other banks	9	225
Securities (including FHLB stock)	3,419	2,074
Federal funds sold	2	17
Total Interest Income	12,235	10,974

Interest Expense:
Demand deposits	201	319
Savings deposits	10	41
Time deposits	2,718	3,592
Borrowings	41	62
Total Interest Expense	2,970	4,014

Net Interest Income	9,265	6,960
Provision for loan losses	679	648
Net Interest Income after Provision for Loan Losses	8,586	6,312

Noninterest Income:
Service charges, commissions and fees	983	980
Net gains on sale of securities	261	-
Net gains on sale of loans	59	79
Other	339	278
Total Noninterest Income	1,642	1,337

Noninterest Expense:
Salaries and employee benefits	2,898	2,826
Occupancy and equipment expense	752	683
Net cost from other real estate & repossessions	64	110
Regulatory assessment	356	401
Other	2,186	1,987
Total Noninterest Expense	6,256	6,007

Income Before Income Taxes	3,972	1,642
Provision for income taxes	1,389	570
Net Income	2,583	1,072
Preferred stock dividends	(333)	-
Income Available to Common Shareholders	$2,250	$1,072

Per Common Share:
Earnings	$0.40	$0.19
Cash dividends paid	$0.16	$0.16

Average Common Shares Outstanding	5,559,644	5,559,644

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands, except per share data)

	Series A	Series B				Accumulated
	Preferred	Preferred	Common			Other
	Stock	Stock	Stock		Retained	Comprehensive
	$1,000 Par	$1,000 Par	$1 Par	Surplus	Earnings	Income / (Loss)	Total

Balance December 31, 2008 as previously reported	$-	$-	$5,560	$26,459	$37,769	$(3,158)	$66,630
Corection of an error	-	-	-	-	(1,143)	-	(1,143)
Balance December 31, 2008 as restated	-	-	5,560	26,459	36,626	(3,158)	65,487
Net income	-	-	-	-	1,072	-	1,072
Change in unrealized loss
on available for sale securities,
net of reclassification adjustments and taxes	-	-	-	-	-	(2,145)	(2,145)
Comprehensive income							(1,073)
Cash dividends on common stock ($0.16 per share)	-	-	-	-	(890)	-	(890)
Balance March 31, 2009 (unaudited)	$-	$-	$5,560	$26,459	$36,808	$(5,303)	$63,523

Balance December 31, 2009	$19,630	$1,140	$5,560	$26,459	$40,069	$2,077	$94,935
Net income	-	-	-	-	2,583	-	2,583
Change in unrealized gain
on available for sale securities,
net of reclassification adjustments and taxes	-	-	-	-	-	1,832	1,832
Comprehensive income							4,415
Cash dividends on common stock ($0.16 per share)	-	-	-	-	(889)	-	(889)
Preferred stock dividend, amortization and accretion	56	(6)	-	-	(333)	-	(283)
Balance March 31, 2010 (unaudited)	$19,686	$1,134	$5,560	$26,459	$41,430	$3,909	$98,178

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Three Months Ended March 31,
	2010	2009
Cash Flows From Operating Activities
Net income	$2,583	$1,110
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	679	648
Depreciation and amortization	120	351
Amortization of discount on investments	(76)	(233)
Gain on call of securities	(261)	-
Gain on sale of assets	(58)	(78)
ORE writedowns and loss on disposition	33	82
FHLB stock dividends	(2)	(2)
Net decrease in loans held for sale	(264)	(56)
Change in other assets and liabilities, net	3,629	(386)
Net Cash Provided By Operating Activities	6,383	1,436

Cash Flows From Investing Activities
Proceeds from maturities and calls of HTM securities	106	4,597
Proceeds from maturities and calls of AFS securities	335,474	438,825
Funds invested in AFS securities	(330,365)	(563,251)
Funds invested in Federal Home Loan Bank stock	(237)	-
Proceeds from maturities of time deposits with banks	-	2,715
Net (increase) decrease in loans	(13,929)	13,919
Purchase of premises and equipment	(536)	(192)
Proceeds from sales of other real estate owned	73	56
Net Cash Used In Investing Activities	(9,414)	(103,331)

Cash Flows From Financing Activities
Net increase in deposits	27,711	131,450
Net (decrease) increase in federal funds purchased and short-term borrowings	(2,265)	8,715
Repayment of long-term borrowings	(2,492)	(2,484)
Dividends paid	(889)	-
Net Cash Provided By Financing Activities	22,065	137,681

Net Increase In Cash and Cash Equivalents	19,034	35,786
Cash and Cash Equivalents at the Beginning of the Period	46,718	78,017
Cash and Cash Equivalents at the End of the Period	$65,752	$113,803

Noncash Activities:
Loans transferred to foreclosed assets	$864	$290

Cash Paid During The Period:
Interest on deposits and borrowed funds	$2,464	$2,936
Income taxes	$500	$1,700

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements and the footnotes of First Guaranty Bancshares, Inc. (the “Company”) thereto should be read in conjunction with the audited financial statements and note disclosures for the Company previously filed with the Securities and Exchange Commission in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2009.
The consolidated financial statements include the accounts of First Guaranty Bancshares, Inc. and its wholly owned subsidiary First Guaranty Bank.  All significant intercompany balances and transactions have been eliminated in consolidation.
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations for the three-month periods ended March 31, 2010 and 2009 are not necessarily indicative of the results expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are susceptible to significant change in the near term are the allowance for loan losses, valuation of goodwill, intangible assets and other purchase accounting adjustments.

Note 2.  Correction of an Error
During 2009, the Company discovered errors related to the calculation of interest expense and prepaid assets for the years ending  December 31, 2008, 2007 and 2006. The errors were reported and corrected in the financial statements for the year ended 2009.
Net income previously reported for the period ended March 31, 2009 totaled $1.11 million compared to restated net income which totaled $1.07 million, a net decrease of $38,000. Beginning retained earnings at December 31, 2009 have been decreased by $1.1 million.

Note 3. Fair Value
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
Impaired Loans.  Certain financial assets such as impaired loans are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The fair value of impaired loans was $32.7 million at March 31, 2010. The fair value of impaired loans is measured by either the fair value of the collateral as determined by appraisals or independent valuation (Level 2), or the present value of expected future cash flows discounted at the effective interest rate of the loan (Level 3).

Other Real Estate Owned (OREO). As of March 31, 2010, the Company has $1.4 million in OREO and foreclosed property, which includes all real estate, other than bank premises used in bank operations, owned or controlled by the Company, including real estate acquired in settlement of loans. Properties are recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values of OREO at March 31, 2010 are determined by sales agreement or appraisal, and costs to sell are estimated based on the terms and conditions of the sales agreement. Inputs include appraisal values on the properties or recent sales activity for similar assets in the property’s market, and thus OREO measured at fair value would be classified within Level 2 of the hierarchy. In accordance with the OREO treatment described, the Company included property writedowns of $35,000 and $18,000 in earnings for the three months ended March 31, 2010 and 2009, respectively.
Certain non-financial assets and non-financial liabilities are measured at fair value on a non-recurring basis including assets and liabilities related to reporting units measured at fair value in the testing of goodwill impairment, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Fair Value Measurements at
March 31, 2010, Using
Quoted
Prices In
Active
		Markets	Significant
	Assets/Liabilities	For	Other	Significant
	Measured at Fair	Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
(unaudited, dollars in thousands)

Securities available for sale	$ 247,275	$ 7,443	$ 230,577	$ 9,255

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
Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the first three months of 2010 on a recurring basis are reported in noninterest income or other comprehensive income as follows:

		Other
	Noninterest	Comprehensive
	Income	Income
	(unaudited, in thousands)

Total gains included in earnings	261	-
(or changes in net assets)

Increase in unrealized gains relating to assets	-	1,832
still held at March 31, 2010

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
The Company has chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States, and as such has not included any gains or losses in earnings for the three-month periods ended March 31, 2010 or 2009.

Note 4. Loans and Allowance for Loan Losses
Loans, net of unearned income, totaled $602.6 million at March 31, 2010 and $589.9 million at December 31, 2009. At March 31, 2010, $0.3 million in loans were held for sale and no loans were held for sale at December 31, 2009. The loan portfolio is the largest component of assets with total loans, net of allowance for loan losses, accounting for 61.9% and 62.5% of total assets as of March 31, 2010 and December 31, 2009, respectively.  The loan portfolio consists solely of domestic loans.

Total loans at March 31, 2010 (unaudited) and December 31, 2009 were as follows:
	March 31,		December 31,
	2010		2009
		As % of		As % of
	Balance	Category	Balance	Category
	(dollars in thousands)
Real estate
Construction & land development	$77,979	12.9%	$78,686	13.3%
Farmland	13,541	2.2%	11,352	1.9%
1-4 Family	80,948	13.4%	77,470	13.1%
Multifamily	15,672	2.6%	8,927	1.5%
Non-farm non-residential	304,527	50.5%	300,673	51.0%
Total real estate	492,667	81.6%	477,108	80.8%

Agricultural	14,673	2.4%	14,017	2.4%
Commercial and industrial	78,772	13.1%	82,348	13.9%
Consumer and other	17,398	2.9%	17,226	2.9%
Total loans before unearned income	603,510	100.0%	590,699	100.0%
Less: unearned income	(873)		(797)
Total loans after unearned income	$602,637		$589,902

The following table sets forth the maturity and repricing of the loan portfolio and the allocation of fixed and floating rate loans:

	March 31, 2010
	Fixed	Floating	Total
	(unaudited, in thousands)

One year or less	$223,010	$68,634	$291,644
One to five years	246,993	214	247,207
Five to 15 years	26,966	-	26,966
Over 15 years	15,607	-	15,607
Subtotal	512,576	68,848	581,424
Nonaccrual loans	-	-	21,213
Total loans after unearned income	$512,576	$68,848	$602,637

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
The allowance for loan losses totaled $8.3 million or 1.37% of total loans at March 31, 2010 and $7.9 million or 1.34% of total loans at December 31, 2009.  Changes in the allowance for loan losses for the three months ended March 31, 2010 (unaudited) and the year ended December 31, 2009 are as follows:

	March 31,	December 31,
	2010	2009
	(unaudited, in thousands)

Balance beginning of period	$7,919	$6,482
Provision charged to expense	679	4,155
Loans charged-off	(394)	(2,879)
Recoveries	64	161
Allowance for loan losses	$8,268	$7,919

The following table sets forth, for the periods indicated, the allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off:

	Three Months Ended
	March 31,
	2010	2009
	(unaudited, in thousands)

Balance at beginning of period	$7,919	$6,482

Charge-offs:
Real estate loans:
Construction and land development	(5)	-
One- to four- family residential	(187)	(153)
Non-farm non-residential	-	(356)
Commercial and industrial loans	(96)	(50)
Consumer and other	(106)	(179)
Total charge-offs	(394)	(738)

Recoveries:
Real estate loans:
Construction and land development	1	1
Farmland	-	1
One- to four- family residential	-	10
Commercial and industrial loans	33	3
Consumer and other	30	37
Total recoveries	64	52

Net charge-offs	(330)	(686)
Provision for loan losses	679	648

Balance at end of period	$8,268	$6,444

Ratios:
Net loan charge-offs to average loans	0.06%	0.11%
Net loan charge-offs to loans at end of period	0.05%	0.12%
Allowance for loan losses to loans at end of period	1.37%	1.09%
Net loan charge-offs to allowance for loan losses	3.99%	10.65%
Net loan charge-offs to provision charged to expense	48.58%	105.82%

Note 5. Goodwill and Other Intangible Assets
The Company accounts for goodwill and intangible assets in accordance with FASB ASC 350, Intangibles – Goodwill and Other (SFAS No. 142).  Under FASB ASC 350, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with the provision of FASB ASC 350. The Company’s goodwill is tested for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. Adverse changes in the economic environment, declining operations, or other factors could result in a decline in the implied fair value of goodwill. If the implied fair value is less than the carrying amount, a loss would be recognized in other non-interest expense to reduce the carrying amount to implied fair value of goodwill. A goodwill impairment test includes two steps. Step one, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Step two of the goodwill impairment test compares the implied estimated fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill for that reporting unit exceeds the implied fair value of that unit’s goodwill, an impairment loss is recognized in an amount equal to that excess. Other intangible assets continue to be amortized over their useful lives. Goodwill was $2.0 million at March 31, 2010 and December 31, 2009.
Mortgage servicing rights totaled $136,000 and core deposit intangibles totaled $1.7 million at March 31, 2010. The mortgage servicing rights and core deposit intangibles are both subject to amortization. The core deposits reflect the value of deposit relationships, including the beneficial rates, which arose from the purchase of other financial institutions and the purchase of various banking center locations from one single financial institution. The following table summarizes the Company’s purchased accounting intangible assets subject to amortization.

	As of March 31, 2010			As of December 31, 2009
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(unaudited, in thousands)

Core deposit intangibles	$7,997	$6,294	$1,703	$7,997	$6,240	$1,757
Mortgage servicing rights	157	21	136	157	21	136
Total	$8,154	$6,315	$1,839	$8,154	$6,261	$1,893

Note 6. Borrowings
At March 31, 2010, short-term borrowings totaled $9.7 million, consisting of repurchase agreements.
At March 31, 2010, long-term debt consisted of two advances from the Federal Home Loan Bank. On November 20, 2009, the Company obtained an original $10.0 million amortizing advance at a rate of 0.861% with maturity in December 1, 2010. The Company makes monthly principal and interest payments. On December 18, 2009, the Company obtained a $10.0 million interest only advance with a rate of 0.480%. The Company makes monthly interest payments with the balloon note due on December 20, 2010.

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
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in noninterest expense. During the quarters ended March 31, 2010 and 2009, the Company has not recognized any interest or penalties in its consolidated financial statements, nor has it recorded an accrued liability for interest or penalty payments.
At this time, no tax years are under examination. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations for years before 2006.

Note 8.  Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Topic 820 by requiring more robust disclosures about (i) the different classes of assets and liabilities measured at fair value, (ii) the valuation techniques and inputs used, (iii) the activity in Level 3 fair value measurements, and (iv) the transfers between Levels 1, 2, and 3. Among other things, ASU 2010-06 requires separate disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements as opposed to presenting such activity on a net basis. The new disclosures required by ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the roll forward of activity in Level 3 fair value measurements which are effective for interim and annual periods beginning after December 15, 2010. The provisions of ASU 2010-06 did not have a material impact on the Company’s financial position, results of operations or liquidity, but it will require expansion of the Company’s current and future disclosures about fair value measurements.
In January 2010, the FASB issued ASU 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification.” ASU 2010-02 amends Topic 810 to clarify guidance on accounting for decreases in ownership of a subsidiary that is deemed a noncontrolling interest in consolidated financial statements. The provisions of ASU 2010-02 were effective beginning in the first interim or annual reporting period beginning on or after December 15, 2009. The adoption of ASU 2010-02 did not have a material impact on the Company’s financial position, results of operations or liquidity.
In December 2009, the FASB issued ASU 2009-17, “Consolidation (Topic 810): Improvements to Financial Reporting Involved with Variable Interest Entities.” ASU 2009-17 amends Topic 810 and replaces the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The provisions of ASU 2009-17 were effective for interim and annual reporting periods that begin after November 15, 2009. The adoption of ASU 2009-17 did not have a material impact on the Company’s financial position, results of operations or liquidity.
In December 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” ASU 2009-16 amends Topic 860 and is intended to improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, ASU 2009-16 requires enhanced disclosures about the risks to which a transferor continues to be exposed because of its continuing involvement in transferred financial assets. The provisions of ASU 2009-16 were effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of ASU 2009-16 did not have a material impact on the Company’s financial position, results of operations or liquidity.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis is intended to highlight the significant factors affecting the Company's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data for the three months ended March 31, 2010 and 2009 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly the Company's financial position and results of operations for such periods.

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

First Quarter Overview
Financial highlights for the first quarter of 2010 are as follows:
•
Net income for the first quarter of 2010 was $2.6 million with earnings per common share of $0.40. For the first quarter of 2009, the Company had a net income totaling $1.1 million with earnings per common share of $0.19. Net income available to common shareholders at March 31, 2010 and December 31, 2009 was $2.3 million and $1.1 million, respectively. The increase in net income was primarily the result of an increase in net interest income. The Company also recognized gains from sales of securities and increases in other noninterest expense, primarily from increased data processing and marketing and public relations expenses.

•
Net interest income for the first quarter of 2010 and 2009 was $9.3 million and $7.0 million, respectively. The net interest margin was 4.15% for the first quarter 2010 and 3.10% for the first quarter 2009.

•	The provision for loan losses for the first quarter of 2010 was $679,000 compared to $648,000 for the first quarter of 2009.
•
Total assets at March 31, 2010 were $959.9 million, an increase of $29.0 million or 3.1% when compared to $930.8 million at December 31, 2009. The increase in assets primarily resulted from excess cash received from deposit growth which was ultimately invested in loans, interest-earning deposits with banks and federal funds sold.

•
Investment securities totaled $259.5 million at March 31, 2010, a decrease of $2.3 million when compared to $261.8 million at December 31, 2009. At March 31, 2010, available for sale securities, at fair value, totaled $247.3 million, a decrease of $2.2 million when compared to December 31, 2009. Held to maturity securities, at cost, totaled $12.2 million at March 31, 2010, a decrease of $0.1 million when compared to $12.3 million at December 31, 2009.

•
The net loan portfolio at March 31, 2010 totaled $594.4 million, an increase of $12.4 million from the December 31, 2009 level of $582.0 million. Net loans are reduced by the allowance for loan losses which totaled $8.3 million for March 31, 2010 and $7.9 million for December 31, 2009.

•	Nonperforming assets at March 31, 2010 were $22.6 million, an increase of $7.0 million compared to December 31, 2009.
•
Total deposits increased $27.7 million or 3.5% in 2010 compared to December 31, 2009. Of this increase, individual and business deposits increased by $6.4 million and public fund deposits increased by $21.3 million.

•	Return on average assets for the quarters ended March 31 2010 and 2009 were 1.08% and 0.46%, respectively and return on average common equity for the same periods were 13.76% and 6.52%, respectively.
•	The Company’s Board of Directors declared cash dividends of $0.16 per common share in each of the first quarters of 2010 and 2009.

Financial Condition

Changes in Financial Condition from December 31, 2009 to March 31, 2010

General. Total assets as of March 31, 2010 were $959.9 million, an increase of $29.0 million or 3.1% when compared to $930.8 million at December 31, 2009. The increase in assets resulted primarily from cash received from increased deposits. This excess cash was ultimately used to fund loans, increase interest-earning demand deposits with banks and federal funds purchased.

Cash and Cash Equivalents.  Cash and cash equivalents at March 31, 2010 totaled $65.8 million, an increase of $19.0 million when compared to $46.7 million at December 31, 2009. Cash and due from banks decreased $17.0 million, interest-earning demand deposits with banks increased $17.2 million and federal funds sold increased $18.9 million. The increase in cash and cash equivalents was primarily a result of increased deposits.

Investment Securities.  Investment securities at March 31, 2010 totaled $259.5 million, a decrease of $2.3 million when compared to $261.8 million at December 31, 2009.
The securities portfolio consisted principally of U.S. Government agency securities, mortgage-backed obligations, asset-backed securities, corporate debt securities, municipal bonds and mutual funds or other equity securities. The securities portfolio provides us with a relatively stable source of income as compared to other categories of assets which may have higher levels of interest rate and credit risk.
At March 31, 2010, $16.6 million or 6.3% of the securities portfolio was scheduled to mature in less than one year. Securities with maturity dates over 15 years totaled 3.5% of the total portfolio. The average maturity of the securities portfolio was 5.3 years.
At March 31, 2010, securities totaling $247.3 million were classified as available for sale and $12.2 million were classified as held to maturity, compared to $249.5 million classified as available for sale and $12.3 million classified as held to maturity at December 31, 2009. Management periodically assesses the quality of our investment holdings using procedures similar to those used in assessing the credit risks inherent in the loan portfolio.
On March 31, 2010, certain investment securities had continuous unrealized loss positions for more than 12 months. As of March 31, 2010, the unrealized losses on these securities totaled $0.6 million. Substantially all of these losses were in corporate securities, preferred securities and preferred stocks. At March 31, 2010, 31 securities were graded below investment grade with a total book value of $7.7 million and 14 securities had no rating with a total book value of $5.1 million. All of the non-investment grade securities referenced above were initially investment grade and have been downgraded since purchase. As of March 31, 2010, the evaluation of securities with continuous unrealized losses indicated that no investments were other-than-temporarily impaired.
Average securities as a percentage of average interest-earning assets were 32.1% for the three-month period ended March 31, 2010 and 24.7% for the same period in 2009. At March 31, 2010, the U.S Government agency securities, mortgage-backed obligations, and municipal bonds qualified as securities pledgeable to collateralize repurchase agreements and public funds. Securities pledged at March 31, 2010 totaled $153.7 million.

Loans. The origination of loans is our primary use of our financial resources and represents the largest component of earning assets. Total loans accounted for 61.9% of total assets at March 31, 2010, a decrease when compared to 62.5% at December 31, 2009. There are no significant concentrations of credit to any borrower. As of March 31, 2010, 81.6% of our loan portfolio was secured primarily or secondarily by real estate. The largest portion of our loan portfolio is in non-farm non-residential loans secured by real estate, which accounts for 50.5% of our total portfolio. Total loans include $46.3 million in syndicated loans acquired by assignment. Syndicated loans meet the same underwriting criteria used when making in-house loans.
Our loan portfolio at March 31, 2010 totaled $594.4 million, an increase of approximately $12.4 million from the December 31, 2009 level of $582.0 million. The allowance for loan losses totaled $8.3 million at March 31, 2010 and $7.9 million at December 31, 2009. Fixed rate loans increased from $495.3 million or 84.0% of the total loan portfolio at December 31, 2009 to $512.6 million, or 85.1% of the total loan portfolio at March 31, 2010. Fixed rate loans include loans with a fixed rate until maturity and loans with variable rates with interest rate floors in which the current variable interest rate is lower than the floor. A significant portion of the variable rate loan portfolio contains interest rate floors, which provides us with a minimum level of interest income. Loan charge-offs totaled $0.4 million during the first three months of 2010, compared to $0.7 million during the same period of 2009. Recoveries totaled $64,000 and $52,000 during the first three months of 2010 and 2009, respectively. See Note 4 of the Notes to Consolidated Financial Statements for more information on loans and the allowance for loan losses.

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

The table below sets forth the amounts and categories of our nonperforming assets at March 31, 2010 (unaudited) and December 31, 2009.
	March 31,	December 31,
	2010	2009
	(in thousands)
Non-accrual loans:
Real estate loans:
Construction and land development	$2,101	$2,841
Farmland	42	54
One- to four- family residential	6,592	2,814
Non-farm non-residential	10,794	7,439
Non-real estate loans:
Commercial and industrial	1,569	830
Consumer and other	116	205
Total non-accrual loans	21,214	14,183

Loans 90 days and greater delinquent
and still accruing:
Real estate loans:
One- to four- family residential	-	757
Non-real estate loans:
Consumer and other	-	28
Total loans 90 days greater
delinquent and still accruing	-	785

Total nonperforming loans	21,214	14,968

Real estate owned:
Real estate loans:
One- to four- family residential	1,091	292
Non-farm non-residential	326	366
Total real estate owned	1,417	658

Total nonperforming assets	$22,631	$15,626

Ratios:
Nonperforming assets to total loans	3.76%	2.65%
Nonperforming assets to total assets	2.36%	1.68%
Nonperforming assets to allowance for loan losses	36.5%	50.7%

Nonperforming assets totaled $22.6 million or 2.4% of total assets at March 31, 2010, an increase of $7.0 million from December 31, 2009. Management has not identified additional information on any loans not already included in the nonperforming asset total that indicates possible credit problems that could cause doubt as to the ability of borrowers to comply with the loan repayment terms in the future.
Nonaccrual loans increased $7.0 million from December 31, 2009 to March 31, 2010. There were increases in one- to four- family nonaccrual loans, non-farm non-residential nonaccrual loans and commercial and industrial nonaccrual loans, which were partially offset with decreases in construction and land development nonaccrual loans.
During the first three months of 2010, there was a $0.7 million decrease in construction and land development nonaccrual loans. The decrease in nonaccrual construction and land development loans is mostly related to a townhome development, consisting of six units, totaling $600,000 in loans that was foreclosed on and booked into other real estate.
There was a $3.8 million increase in one- to four- family residential nonaccrual loans during the first three months of 2010. The increase in nonaccrual one- to four- family residential loans resulted from two loans, one of which has a balance of $1.8 million and is currently in foreclosure. The house is located in a gated community and we expect to have a foreclosure sale in July, 2010. We currently anticipate no exposure on this property. This loan paid down from $3.0 million in the last 15 months from the liquidation of other assets of the borrower. The second loan is in the amount of $1.6 million and is also in foreclosure. We also expect this property to go to foreclosure sale in July, 2010.
Non-farm non-residential nonaccrual loans increased $3.4 million at March 31, 2010 from $7.4 million at December 31, 2009. This category comprises of primarily two loans. One loan totaling $1.8 million is currently in foreclosure. It is secured by several hundred acres of land. We have reserved approximately $700,000 for this loan. The second loan totals $2.3 million. The borrower is in the fireworks wholesale business and the collateral is 3 commercial buildings and land as well as 1 tract of raw land. We have entered into an agreement with a third party to sell the note at no principal loss and we anticipate this sale to close by June, 2010.

Non-real estate commercial and industrial nonaccrual loans increased $0.7 million from December 31, 2009 to March 31, 2010.  The largest loan addition to this category totals $415,000 and is secured by oil well equipment.  The borrower has a tentative agreement to sell the equipment and pay the loan in full. In addition we added a loan in the amount of $462,000 secured by Medicare receivables. We have written off a portion of this loan and currently have a balance of $412,000 as of March 31, 2010. We currently have approximately $400,000 in Medicare receivables that have not been collected, however due to the slowing of the collections of the receivables, we have reserved $300,000 against this credit.
Other real estate increased during the first three months of 2010 by $0.8 million. This increase is primarily from the addition of   six properties in a townhome development mentioned in the nonaccrual construction and land development section above. The Company is anticipating having an auction in the near future to liquidate these properties.

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
▪ Charge-off and recovery practices;
▪ National and local economic and business conditions, including changes in interest rates;
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
Provisions made pursuant to these processes totaled $0.7 million in the first three months of 2010 as compared to $0.6 million for the same period in 2009. Provisions are necessary to maintain the allowance at an adequate level based on loan risk factors and the levels of net loan charge-offs. The provisions made in the first three months of 2010 were taken to provide for current loan losses and to maintain the allowance at an adequate level commensurate with Management’s evaluation of the risks inherent in the loan portfolio. Total charge-offs were $0.4 million for first three months of 2010 as compared to total charge-offs of $0.7 million for the same period in 2009. Recoveries were $64,000 for the first three months of 2010 as compared to recoveries of $52,000 for the same period in 2009.
Charged-off one- to four-family loans totaled $187,000 for the first three months of 2010. The majority of this category is comprised of two loans.  One loan was made to a contractor to complete a project for one of our mortgage loan customers. The bank took a second mortgage on his house. The borrower was able to refinance his house and we were able to cash out on a portion of our loan, however we had to charge-off approximately $75,000. The second loan is in the amount of $560,000 secured by rental property. The borrower is in bankruptcy and the bankruptcy plan calls for a lower amount of principal to be paid because of decreased property value. We wrote the loan down $106,000 to the amount set forth in the bankruptcy plan.

Charged-off commercial and industrial loans totaled $96,000 for the first three months of 2010. This category is comprised of two loans. On one of the loans, we charged-off $50,000 because it is secured by Medicare receivables as well as some patient receivables and collection of the receivables has slowed. The second loan had a balance of $25,000 on a $50,000 committed line of credit and the credit was unsecured.
Charged-off consumer loans totaled $106,000 for the first three months of 2010. This category is comprised of smaller consumer loans.
In some instances, loans are placed on nonaccrual status. All accrued but uncollected interest related to a loan is deducted from income in the period the loan is assigned a nonaccrual status. During the period a loan is in nonaccrual status, any cash receipts are first applied to the principal balance. Once the principal balance has been fully recovered, any residual amounts are applied to expenses resulting from the collection of the payment and to the recovery of any reversed interest income and interest income that would have been due had the loan not been placed on nonaccrual status.  As of March 31, 2010 and December 31, 2009 the Company had loans totaling $21.2 million and $14.2 million, respectively, on which the accrual of interest had been discontinued.
The allowance for loan losses at March 31, 2010 was $8.3 million or 1.37% of total loans and 36.5% of nonperforming assets. Management believes that the current level of the allowance is adequate to cover losses in the loan portfolio given the current economic conditions, expected net charge-offs and nonperforming asset levels.
Other information relating to loans, the allowance for loan losses and other pertinent statistics follows.

	March 31,
	2010	2009
	(unaudited, in thousands)
Loans:
Average outstanding balance	$591,858	$597,607
Balance at end of period	$602,637	$591,473

Allowance for Loan Losses:
Balance at beginning of year	$7,919	$6,482
Provision charged to expense	679	648
Loans charged-off	(394)	(738)
Recoveries	64	52
Balance at end of period	$8,268	$6,444

Premises and Equipment. A new branch facility located in Benton, Louisiana opened in the first quarter of 2010. The total cost for the new facility was $1.5 million, which includes land, building and all furniture and equipment. The Company sold the existing branch location in Benton, Louisiana, for $1.5 million.

Deposits.  Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes.  In this regard, management regularly assesses our funding needs, deposit pricing and interest rate outlooks.  From December 31, 2009 to March 31, 2010, total deposits increased $27.7 million, or 3.5%, to $827.5 million at March 31, 2010 from $799.7 million at December 31, 2009.  During 2010, consumer and business deposits increased $6.4 million and public fund deposits increased $21.3 million.  Noninterest-bearing demand deposits decreased $8.9 million while interest-bearing deposits increased by $36.6 million when comparing March 31, 2010 to December 31, 2009.
At March 31, 2010, consumer deposits totaled $421.7 million, business deposits totaled $114.5 million and public fund deposits totaled $291.3 million. As of March 31, 2010, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $291.5 million.
Average noninterest-bearing deposits decreased to $206.2 million for the three-month period ended March 31, 2010 from $229.4 million for the three-month period ended March 31, 2009. Average noninterest-bearing deposits represented 14.6% and 13.5% of average total deposits for the three-month periods ended March 31, 2010 and 2009, respectively.
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
The following table sets forth the composition of the Company’s deposits at March 31, 2010 (unaudited) and December 31, 2009.

	March 31,	December 31,	Increase/(Decrease)
	2010	2009	Amount	Percent
	(dollars in thousands)
Deposits:
Noninterest-bearing demand	$122,957	$131,818	$(8,861)	-6.7%
Interest-bearing demand	202,754	188,252	14,502	7.7%
Savings	41,607	40,272	1,335	3.3%
Time	460,139	439,404	20,735	4.7%
Total deposits	$827,457	$799,746	$27,711	3.5%

Borrowings. The Company maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short- and long-term basis to meet liquidity needs. At March 31, 2010, short-term borrowings totaled $9.7 million compared to $11.9 million at December 31, 2009 and was comprised of repurchase agreements for both respective periods. Overnight repurchase agreement balances are monitored daily for sufficient collateralization.
Long-term borrowings totaled $17.5 million at March 31, 2010 compared to $20.0 million at December 31, 2009. At March 31, 2010 long-term borrowings consisted of two Federal Home Loan Bank advances. See Note 6 of the Notes to Consolidated Financial Statements.
The average amount of total borrowings for the three months ended March 31, 2010 totaled $36.7 million, compared to $21.6 million for the three months ended March 31, 2009. At March 31, 2010, the Company had $165.0 million in Federal Home Loan Bank letters of credit outstanding obtained solely for collateralizing public deposits.

Equity. Total equity increased to $98.2 million as of March 31, 2010 from $94.9 million as of December 31, 2009. The increase in stockholders’ equity resulted from net income of $2.6 million and the change in accumulated other comprehensive income of $1.8 million, partially offset by dividends paid to common stockholders totaling $0.9 million and preferred stock dividends totaling $0.3 million. Cash dividends paid to common shareholders were $0.16 per share for the three-month periods ending March 31, 2010 and 2009.

Results of Operations for the Three Months Ended March 31, 2010 and March 31, 2009

Net income. For the quarter ending March 31, 2010, First Guaranty Bancshares, Inc. had consolidated net income of $2.6 million, a $1.5 million increase from the $1.1 million net income reported for the first quarter of 2009. Net income available to common shareholders at March 31, 2010 and December 31, 2009 was $2.3 million and $1.1 million, respectively. The increase in net income for the three months ended March 31, 2010 primarily resulted from an increase in net interest income totaling $2.3 million. The Company also recognized gains from sales of securities totaling $261,000 and increases in noninterest expense, primarily from increased data processing and marketing and public relations expenses.
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
Net interest income for the quarter ended March 31, 2010 was $9.3 million, an increase of $2.3 million when compared to $7.0 million for the first three months of 2009. The net interest income for the first three months of 2010 increased due to a 105 basis point increase in the net interest margin, despite a decrease in the volume of interest-earning assets. The net interest margin at March 31, 2010 was 4.15% compared to 3.10% at March 31, 2009. The average yield on interest-earning assets increased to 5.48% at March 31, 2010 from 4.89% at March 31, 2009 and the average cost of funds on interest-bearing liabilities decreased to 1.65% for the period ended March 31, 2010 from 2.12% for the same period ended 2009.
The net interest income yield shown below in the average balance sheet is calculated by dividing net interest income by average interest-earning assets and is a measure of the efficiency of the earnings from balance sheet activities. It is affected by changes in the difference between interest on interest-earning assets and interest-bearing liabilities and the percentage of interest-earning assets funded by interest-bearing liabilities (leverage). The leverage for the three months ending March 31, 2010 was 80.7%, compared to 84.3% for the same period in 2009.
The following tables set forth average balance sheets, average yields and costs, and certain other information for the three months ended March 31, 2010 and 2009, respectively. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	Three Months Ended March 31,
	2010			2009
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(unaudited, dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits with banks	$16,771	$9	0.22%	$42,137	$225	2.17%
Securities (including FHLB stock)	290,345	3,419	4.78%	224,576	2,074	3.74%
Federal funds sold	6,836	2	0.12%	45,640	17	0.15%
Loans, net of unearned income
including loans held for sale	591,858	8,805	6.03%	597,746	8,658	5.87%
Total interest-earning assets	905,810	12,235	5.48%	910,099	10,974	4.89%

Noninterest-earning assets:
Cash and due from banks	18,474			19,788
Premises and equipment, net	17,170			16,240
Other assets	9,403			9,073
Total	$950,857			$955,200

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Demand deposits	$206,173	$201	0.40%	$229,394	319	0.56%
Savings deposits	40,983	10	0.10%	41,323	41	0.41%
Time deposits	446,758	2,718	2.47%	474,532	3,592	3.07%
Borrowings	36,707	41	0.45%	21,594	62	1.17%
Total interest-bearing liabilities	730,621	2,970	1.65%	766,843	4,014	2.12%

Noninterest-bearing liabilities:
Demand deposits	118,449			116,258
Other	4,917			5,458
Total liabilities	853,987			888,559
Stockholders' equity	96,870			66,641
Total	$950,857			$955,200
Net interest income		$9,265			$6,960
Net interest rate spread (1)			3.83%			2.77%
Net interest-earning assets (2)	$175,189			$143,256
Net interest margin (3)			4.15%			3.10%

Average interest-earning assets to
interest-bearing liabilities			123.98%			118.68%

_______________________________________________________________________________________________________________________
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
Provisions for loan losses totaled $0.7 million for the quarter ended March 31, 2010, an increase of $31,000 when compared to the same quarter in 2009. Provisions are necessary to maintain the allowance at an adequate level based on loan risk factors and the levels of net loan charge-offs. The provisions made in the first three months of 2010 and 2009 were taken to provide for current loan losses and to maintain the allowance at an adequate level commensurate with Management’s evaluation of the risks inherent in the loan portfolio. Total charge-offs were $0.4 million for the first three months of 2010 as compared to $0.7 million for the same period in 2009. Recoveries were $64,000 for the first three months of 2010 as compared to $52,000 for the same period in 2009.

Noninterest Income. Noninterest income includes deposit service charges, return check charges, bankcard fees, other commissions and fees, gains and/or losses on sales of securities and loans, and various other types of income.

Noninterest income for the quarter ended March 31, 2010 totaled $1.6 million, an increase of $0.3 million when compared to the same period in 2009. This increase in noninterest income resulted primarily from realized gains on sales of securities totaling $261,000.

Noninterest Expense.  Noninterest expense includes salaries and employee benefits, occupancy and equipment expense, net cost from other real estate and repossessions, regulatory assessments and other types of expenses. Noninterest expense for the first quarter in 2010 totaled $6.3 million, an increase of $0.3 million from the same period in 2009.
Salaries and benefits totaled $2.9 million at March 31, 2010 and 2009 respectively. At March 31, 2010, our full-time equivalent employees totaled 233 compared to 228.5 full-time equivalent employees during the same period of 2009. Occupancy and equipment expense reflects an increase of $69,000 when comparing the three-month periods ended March 31, 2010 and 2009. Net cost from other real estate and repossessions totaled $64,000 at March 31, 2010 compared to $110,000 at March 31, 2009. Regulatory assessments totaled $356,000 at March 31, 2010 compared to $401,000 at March 31, 2009. Other noninterest expense reflects an increase of $199,000 when comparing the three-month periods ended 2010 and 2009 primarily due to increased data processing fees and marketing and public relations expense. The table below presents the components of other noninterest expense as of the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
	(unaudited, in thousands)
Other noninterest expense:
Legal and professional fees	$312	$291
Data processing	523	439
Marketing and public relations	285	195
Taxes - sales, capital and franchise	181	163
Operating supplies	140	121
Travel and lodging	87	94
Other	658	684
Total other expense	$2,186	$1,987

Income Taxes.  The provision for income taxes totaled $1.4 million for the quarter ended March 31, 2010 and $0.6 million for the quarter ended March 31, 2009. The increase in the provision for income taxes reflected higher income during the three-month period in 2010. In each of the three months ended March 31, 2010 and 2009, the income tax provision approximated the normal statutory rate. The effective rates were 35.0% and 34.7%, respectively.

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
We monitor interest rate risk using an interest sensitivity analysis set forth on the following table. This analysis, which we prepare monthly, reflects the maturity and repricing characteristics of assets and liabilities over various time periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at March 31, 2010 reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

	Interest Sensitivity Within
	3 Months	Over 3 Months	Total	Over
	Or Less	thru 12 Months	One Year	One Year	Total
	(unaudited, dollars in thousands)
Earning Assets:
Loans (including loans held for sale)	$203,828	$109,291	$313,119	$289,782	$602,901
Securities (including FHLB stock)	6,262	10,321	16,583	245,724	262,307
Federal funds sold	32,181	-	32,181	-	32,181
Other earning assets	17,168	-	17,168	-	17,168
Total earning assets	259,439	119,612	379,051	535,506	$914,557

Source of Funds:
Interest-bearing accounts:
Demand deposits	153,249	-	153,249	49,505	202,754
Savings	10,402	-	10,402	31,205	41,607
Time deposits	195,730	134,648	330,378	129,761	460,139
Short-term borrowings	9,665	-	9,665	-	9,665
Long-term borrowings	-	17,508	17,508	-	17,508
Noninterest-bearing, net	-	-	-	182,884	182,884
Total source of funds	369,046	152,156	521,202	393,355	$914,557
Period gap	(109,607)	(32,544)	(142,151)	142,151
Cumulative gap	$(109,607)	$(142,151)	$(142,151)	$-

Cumulative gap as a
percent of earning assets	-11.98%	-15.54%	-15.54%

Liquidity and Capital Resources

Liquidity. Liquidity refers to the ability or flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available to meet customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. Liquid assets include cash and due from banks, interest-earning demand deposits with banks, federal funds sold and available for sale investment securities. Including securities pledged to collateralize public fund deposits, these assets represent 32.6% and 31.8% of the total liquidity base at March 31, 2010 and December 31, 2009, respectively.
The Company maintained a net borrowing availability capacity at the Federal Home Loan Bank totaling $76.2 million and $92.9 million at March 31, 2010 and December 31, 2009, respectively.  This decrease in availability at Federal Home Loan Bank during 2010 resulted from an additional $25.0 million in letters of credit used solely to pledge to public funds, which was partially offset by a $5.8 million increase in availability and a decrease in borrowings of $3.5 million. We also maintain federal funds lines of credit at three correspondent banks with borrowing capacity of $63.2 million at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010 and December 31, 2009, the Company did not have an outstanding balance on these lines of credit. Management believes there is sufficient liquidity to satisfy current operating needs.
During the first quarter of 2009, total assets increased to the extent that it resulted in a reduction of regulatory capital ratios. As a result, in March 2009 the Company borrowed $6.0 million on its available line of credit and injected the $6.0 million into the Bank to enhance capital. The interest rate on the line of credit was a floating rate set at prime less 100 basis points with a floor of four percent (4.00%). The Company repaid the debt in full on October 20, 2009.
Capital Resources.  The Company’s capital position is reflected in stockholders’ equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total equity increased to $98.2 million as of March 31, 2010 from $94.9 million as of December 31, 2009. The increase in stockholders’ equity resulted from net income of $2.6 million and the change in accumulated other comprehensive income of $1.8 million, partially offset by dividends paid to common stockholders totaling $0.9 million and preferred stock dividends totaling $0.3 million. Cash dividends paid to common shareholders were $0.16 per share for the three-month periods ending March 31, 2010 and 2009.

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
The calculated ratios for the Bank are as follows at March 31, 2010: Tier 1 leverage ratio of 8.83% (compared to a “well capitalized” threshold of 5.0%); Tier 1 risk-based capital ratio of 11.05% (compared to a “well capitalized threshold of 6.00%); and total risk based capital ratio of 12.14% (compared to a “well capitalized threshold of 10.00%).
At March 31, 2010, we satisfied the minimum regulatory capital requirements and were “well capitalized” within the meaning of federal regulatory requirements.

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

Item 1A.  Risk Factors
None, other than as disclosed in the Company’s 2009 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Item 2 is nonapplicable and is therefore not included.

Item 3.  Defaults Upon Senior Securities
Item 3 is nonapplicable and is therefore not included.

Item 4.  (Removed and Reserved)

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

              FIRST GUARANTY BANCSHARES, INC.

Date:           May 17, 2010                                                                                    By: /s/ Alton B. Lewis
                                      Alton B. Lewis
                                  Chief Executive Officer

Date:           May 17, 2010                                                                                    By: /s/ Michele E. LoBianco
                                   Michele E. LoBianco
                                   Chief Financial Officer
                                   Secretary and Treasurer