Form 10-Q
period 2010-06-30
First Guaranty Bancshares, Inc.
filed 2010-08-13
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2010
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
Yes [  ]   No [X]

As of June 30, 2010, the registrant had 5,559,644 shares of $1 par value common stock which were issued and outstanding.

PART I.   FINANCIAL INFORMATION
Item 1.  Consolidated Financial

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share data)

	June 30,	December 31,
	2010	2009
Assets	(unaudited)
Cash and cash equivalents:
Cash and due from banks	$34,354	$33,425
Interest-earning demand deposits with banks	41	14
Federal funds sold	1,004	13,279
Cash and cash equivalents	35,399	46,718

Investment securities:
Available for sale, at fair value	339,867	249,480
Held to maturity, at cost (estimated fair value of $12,462)	-	12,349

Investment securities	339,867	261,829

Federal Home Loan Bank stock, at cost	1,840	2,547
Loans held for sale	39	-

Loans, net of unearned income	622,607	589,902
Less: allowance for loan losses	8,625	7,919
Net loans	613,982	581,983

Premises and equipment, net	17,082	16,704
Goodwill	1,999	1,999
Intangible assets, net	1,828	1,893
Other real estate, net	1,607	658
Accrued interest receivable	5,984	5,807
Other assets	6,547	10,709
Total Assets	1,026,174	930,847

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing demand	$122,888	$131,818
Interest-bearing demand	195,486	188,252
Savings	44,029	40,272
Time	522,550	439,404
Total deposits	884,953	799,746

Short-term borrowings	21,137	11,929
Accrued interest payable	2,855	2,519
Long-term borrowings	15,011	20,000
Other liabilities	2,047	1,718
Total Liabilities	926,003	835,912

Stockholders' Equity
Preferred stock:
Series A - $1,000 par value - authorized 5,000 shares; issued
and outstanding 2,069.9 shares	19,743	19,630
Series B - $1,000 par value - authorized 5,000 shares; issued
and outstanding 103 shares	1,129	1,140
Common stock:
$1 par value - authorized 100,600,000 shares; issued and
outstanding 5,559,644 shares	5,560	5,560
Surplus	26,459	26,459
Retained earnings	43,587	40,069
Accumulated other comprehensive income	3,693	2,077
Total Stockholders' Equity	100,171	94,935
Total Liabilities and Stockholders' Equity	$1,026,174	$930,847

See Notes to Consolidated Financial Statements.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited) (dollars in thousands, except per share data)

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2010	2009*	2010	2009*
Interest Income:
Loans (including fees)	$17,888	$17,530	$9,184	$8,873
Loans held for sale	4	3	3	2
Deposits with other banks	19	309	10	84
Securities (including FHLB stock)	6,944	4,542	3,525	2,468
Federal funds sold	5	27	3	10
Total Interest Income	24,860	22,411	12,725	11,437

Interest Expense:
Demand deposits	430	604	229	284
Savings deposits	21	77	11	36
Time deposits	5,529	7,095	2,811	3,503
Borrowings	70	159	29	98
Total Interest Expense	6,050	7,935	3,080	3,921

Net Interest Income	18,910	14,476	9,645	7,516
Provision for loan losses	1,302	1,349	623	701
Net Interest Income after Provision for Loan Losses	17,608	13,127	9,022	6,815

Noninterest Income:
Service charges, commissions and fees	1,998	2,020	1,015	1,040
Net gains on sale of securities	1,366	10	1,105	10
Loss on securities impairment	-	-		-
Net gains on sale of loans	151	272	92	192
Other	706	520	367	243
Total Noninterest Income	4,221	2,822	2,579	1,485

Noninterest Expense:
Salaries and employee benefits	5,844	5,493	2,946	2,667
Occupancy and equipment expense	1,508	1,411	756	728
Net cost from other real estate & repossessions	164	180	100	201
Regulatory assessment	746	1,307	390	935
Other	4,440	4,563	2,254	2,417
Total Noninterest Expense	12,702	12,954	6,446	6,948

Income Before Income Taxes	9,127	2,995	5,155	1,352
Provision for income taxes	3,165	1,039	1,776	469
Net Income	5,962	1,956	3,379	883
Preferred stock dividends	(666)	0	(333)	0
Income Available to Common Shareholders	$5,296	$1,956	$3,046	$883

Per Common Share:
Earnings	$0.95	$0.35	$0.49	$0.16
Cash dividends paid	$0.32	$0.32	$0.16	$0.16

Average Common Shares Outstanding	5,559,644	5,559,644	5,559,644	5,559,644

*Restated
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (dollars in thousands, except per share data)

	Series A	Series B				Accumulated
	Preferred	Preferred	Common			Other
	Stock	Stock	Stock		Retained	Comprehensive
	$1,000 Par	$1,000 Par	$1 Par	Surplus	Earnings	Income / (Loss)	Total

Balance December 31, 2008 as previously reported	$-	$-	$5,560	$26,459	$37,769	$(3,158)	$66,630
Corection of an error	-	-	-	-	(1,143)	-	(1,143)
Balance December 31, 2008 as restated	-	-	5,560	26,459	36,626	(3,158)	65,487
Net income	-	-	-	-	1,956	-	1,956
Change in unrealized loss
on available for sale securities,
net of reclassification adjustments and taxes	-	-	-	-	-	464	464
Comprehensive income							2,420
Cash dividends on common stock ($0.32 per share)	-	-	-	-	(1,779)	-	(1,779)
Balance June 30, 2009 (unaudited) as restated	$-	$-	$5,560	$26,459	$36,803	$(2,694)	$66,128

Balance December 31, 2009	$19,630	$1,140	$5,560	$26,459	$40,069	$2,077	$94,935
Net income	-	-	-	-	5,962	-	5,962
Change in unrealized gain
on available for sale securities,
net of reclassification adjustments and taxes	-	-	-	-	-	1,616	1,616
Comprehensive income							7,578
Cash dividends on common stock ($0.32 per share)	-	-	-	-	(1,778)	-	(1,778)
Preferred stock dividend, amortization and accretion	113	(11)	-	-	(666)	-	(564)
Balance June 30, 2010 (unaudited)	$19,743	$1,129	$5,560	$26,459	$43,587	$3,693	$100,171

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)

	Six Months Ended June 30,
	2010	2009*
Cash Flows From Operating Activities
Net income	$5,962	$1,956
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	1,302	1,349
Depreciation and amortization	710	698
Amortization of discount on investments	(96)	(458)
Gain on call of securities	(1,366)	(10)
Gain on sale of assets	(150)	(160)
ORE writedowns and loss on disposition	80	125
FHLB stock dividends	(2)	(2)
Net decrease in loans held for sale	(39)	(147)
Change in other assets and liabilities, net	4,105	1,521
Net Cash Provided By Operating Activities	10,506	4,872

Cash Flows From Investing Activities
Proceeds from sales, maturities and calls of HTM securities	12,726	21,971
Proceeds from sales, maturities and calls of AFS securities	460,221	1,114,597
Funds invested in AFS securities	(547,297)	(1,251,666)
Proceeds from sale of Federal Home Loan Bank stock	1,294	-
Funds invested in Federal Home Loan Bank stock	(585)	-
Proceeds from maturities of time deposits with banks	-	7,868
Net (increase) decrease in loans	(34,457)	(2,112)
Purchases of premises and equipment	(938)	(320)
Proceeds from sales of other real estate owned	128	258
Net Cash Used In Investing Activities	(108,908)	(109,404)

Cash Flows From Financing Activities
Net increase in deposits	85,207	72,004
Net increase in federal funds purchased and short-term borrowings	9,207	16,426
Repayment of long-term borrowings	(4,989)	(4,987)
Dividends paid	(2,342)	(890)
Net Cash Provided By Financing Activities	87,083	82,553

Net (Decrease) Increase In Cash and Cash Equivalents	(11,319)	(21,979)
Cash and Cash Equivalents at the Beginning of the Period	46,718	78,017
Cash and Cash Equivalents at the End of the Period	$35,399	$56,038

Noncash Activities:
Loans transferred to foreclosed assets	$1,156	$864

Cash Paid During The Period:
Interest on deposits and borrowed funds	$5,714	$6,498
Income taxes	$3,300	$2,900

*Restated
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations for the three and six-month periods ended June 30, 2010 and 2009 are not necessarily indicative of the results expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are susceptible to significant change in the near term are the allowance for loan losses, valuation of goodwill, intangible assets and other purchase accounting adjustments. The presentation does not take into effect the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act.

Note 2.  Correction of an Error
During 2009, the Company discovered errors related to the calculation of interest expense and prepaid assets for the years ending 2008, 2007 and 2006.  The errors were reported and corrected in the financial statements for the year ended 2009.Net income previously reported for the three month period ended June 30, 2009 totaled $1.3 million compared to restated net income which totaled $0.9 million, a net decrease of $0.4 million.  Net Income for the six month period ending June 30, 2009 totaled $2.4 million compared to a restated net income which totaled $2.0 million, a net decrease of $0.4 million.  Beginning retained earnings at December 31, 2009 have been decreased by $1.1 million.

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
Impaired Loans.  Certain financial assets such as impaired loans are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The fair value of impaired loans was $26.5 million at June 30, 2010. The fair value of impaired loans is measured by either the fair value of the collateral as determined by appraisals or independent valuation (Level 2), or the present value of expected future cash flows discounted at the effective interest rate of the loan (Level 3).

Other Real Estate Owned (OREO). As of June 30, 2010, the Company has $1.6 million in OREO and foreclosed property, which includes all real estate, other than bank premises used in bank operations, owned or controlled by the Company, including real estate acquired in settlement of loans. Properties are recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values of OREO at June 30, 2010 are determined by sales agreement or appraisal, and costs to sell are estimated based on the terms and conditions of the sales agreement. Inputs include appraisal values on the properties or recent sales activity for similar assets in the property’s market, and thus OREO measured at fair value would be classified within Level 2 of the hierarchy. In accordance with the OREO treatment described, the Company included property write-downs of $46,000 and $23,000 for the three months ended June 30, 2010 and 2009, respectively  For the six months ended June 30, 2010, the company had write downs of $82,000 compared to $41,000 for the six months ended June 30, 2009.
Certain non-financial assets and non-financial liabilities are measured at fair value on a non-recurring basis including assets and liabilities related to reporting units measured at fair value in the testing of goodwill impairment, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Fair Value Measurements at
June 30, 2010, Using
Quoted
Prices In
Active
		Markets	Significant
	Assets/Liabilities	For	Other	Significant
	Measured at Fair	Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
(unaudited, dollars in thousands)

Securities available for sale	$ 339,867	$ 99,739	$ 231,740	$ 8,388

The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes the methodologies used are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value.
Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the first six months of 2010 on a recurring basis are reported in noninterest income or other comprehensive income as follows:

		Other
	Noninterest	Comprehensive
	Income	Income
	(unaudited, in thousands)

Total gains included in earnings	1,366	-
(or changes in net assets)

Increase in unrealized gains relating to assets	-	1,616
still held at June 30, 2010

The gain above included $0.4 million in gains associated with the sale of held to maturity investments.
The Company did not record any assets or liabilities at fair value for which measurement of the fair value was made on a nonrecurring basis during the six months ended June 30, 2010.
ASC 825-10 provides the Company with an option to report selected financial assets and liabilities at fair value. The fair value option established by this Statement permits the Company to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each reporting date subsequent to implementation.
The Company has chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States, and as such has not included any gains or losses in earnings for the six months ended June 30, 2010.

Note 4. Loans and Allowance for Loan Losses
Loans, net of unearned income, totaled $622.6 million at June 30, 2010 and $589.9 million at December 31, 2009. At June 30, 2010, $39,000 in loans were held for sale and no loans were held for sale at December 31, 2009. The loan portfolio is the largest component of assets with total loans, net of allowance for loan losses, accounting for 59.8% and 62.5% of total assets as of June 30, 2010 and December 31, 2009, respectively.  The loan portfolio consists solely of domestic loans.
           Total loans at June 30, 2010 (unaudited) and December 31, 2009 were as follows:

	June 30,		December 31,
	2010		2009
		As % of		As % of
	Balance	Category	Balance	Category
	(dollars in thousands)
Real estate
Construction & land development	$69,642	11.2%	$78,686	13.3%
Farmland	11,859	1.9%	11,352	1.9%
1-4 Family	78,725	12.6%	77,470	13.1%
Multifamily	15,570	2.5%	8,927	1.5%
Non-farm non-residential	308,635	49.5%	300,673	51.0%
Total real estate	484,430	77.7%	477,108	80.8%

Agricultural	22,617	3.6%	14,017	2.4%
Commercial and industrial	91,844	14.8%	82,348	13.9%
Consumer and other	24,552	3.9%	17,226	2.9%
Total loans before unearned income	623,443	100.1%	590,699	100.0%
Less: unearned income	(837)		(797)
Total loans after unearned income	$622,607		$589,902

The following table sets forth the maturity and repricing of the loan portfolio and the allocation of fixed and floating rate loans:

	June 30, 2010
	Fixed	Floating	Total
	(unaudited, in thousands)
One year or less	$77,057	$183,423	$260,480
One to five years	$182,228	$118,069	$300,297
Five to 15 years	$2,762	$31,859	$34,621
Over 15 years	$1,067	$6,372	$7,439
Subtotal	$263,114	$339,723	$602,837
Non-Accrual Loans			$19,770

Total Loans			$622,607

Percent of Loan Portfolio Fixed Loans	43.6%

Percent of Loan Portfolio Floating Loans	56.4%

           The majority of floating rate loans have interest rate floors.  As of June 30th, 2010 $290.5 million of these loans were at the floor rate.

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

The allowance for loan losses totaled $8.6 million or 1.39% of total loans at June 30, 2010 and $7.9 million or 1.34% of total loans at December 31, 2009.  Changes in the allowance for loan losses for the six months ended June 30, 2010 (unaudited) and the year ended December 31, 2009 are as follows:

	June 30,	December 31,
	2010	2009
	(unaudited, in thousands)

Balance beginning of period	$7,919	$6,482
Provision charged to expense	1,302	4,155
Loans charged-off	(726)	(2,879)
Recoveries	130	161
Allowance for loan losses	$8,625	$7,919

           The following table sets forth, for the periods indicated, the allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off:

	Six Months Ended
	June 30,
	2010	2009
	(unaudited, in thousands)

Balance at beginning of period	$7,919	$6,482

Charge-offs:
Real estate loans:
Construction and land development	(5)	(63)
One- to four- family residential	(262)	(355)
Non-farm non-residential	(75)	(336)
Commercial and industrial loans	(182)	(120)
Consumer and other	(202)	(339)
Total charge-offs	(726)	(1,213)

Recoveries:
Real estate loans:
Construction and land development	1	1
Farmland	-	1
One- to four- family residential	8	10
Commercial and industrial loans	63	15
Consumer and other	58	56
Total recoveries	130	83

Net charge-offs	(596)	(1,130)
Provision for loan losses	1,302	1,349

Balance at end of period	$8,625	$6,701

Note 5. Goodwill and Other Intangible Assets
The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other (ASC 350).  Under ASC 350, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with the provision of ASC 350. The Company’s goodwill is tested for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. Adverse changes in the economic environment, declining operations, or other factors could result in a decline in the implied fair value of goodwill. If the implied fair value is less than the carrying amount, a loss would be recognized in other non-interest expense to reduce the carrying amount to implied fair value of goodwill. A goodwill impairment test includes two steps. Step one, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Step two of the goodwill impairment test compares the implied estimated fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill for that reporting unit exceeds the implied fair value of that unit’s goodwill, an impairment loss is recognized in an amount equal to that excess. Other intangible assets continue to be amortized over their useful lives. Goodwill was $2.0 million at June 30, 2010 and December 31, 2009.

Mortgage servicing rights totaled $0.2 million and core deposit intangibles totaled $1.6 million at June 30, 2010. The mortgage servicing rights and core deposit intangibles are both subject to amortization. The core deposits reflect the value of deposit relationships, including the beneficial rates, which arose from the purchase of other financial institutions and the purchase of various banking center locations from one single financial institution. The following table summarizes the Company’s purchased accounting intangible assets subject to amortization.

	As of June 30, 2010			As of December 31, 2009
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(unaudited, in thousands)

Core deposit intangibles	$7,997	$6,348	$1,649	$7,997	$6,240	$1,757
Mortgage servicing rights	200	21	179	157	21	136
Total	$8,197	$6,369	$1,828	$8,154	$6,261	$1,893

Note 6. Borrowings
At June 30, 2010, short-term borrowings totaled $21.1 million, consisting of $6.2 million repurchase agreements and $14.9 million in federal funds purchased.
Long term borrowings decreased during the first six months of 2010 and totaled $15.0 million compared to $20.0 million at December 31, 2009. At June 30, 2010, long-term debt consisted of two advances from the Federal Home Loan Bank. On November 20, 2009, the Company obtained an original $10.0 million amortizing advance at a rate of 0.861% with maturity in December 1, 2010. The Company makes monthly principal and interest payments. On December 18, 2009, the Company obtained a $10.0 million interest only advance with a rate of 0.480%. The Company makes monthly interest payments with the balloon note due on December 20, 2010.

Note 7. Income Taxes
The ASC 740-10, Income Taxes, clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the consolidated financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company does not believe it has any unrecognized tax benefits included in its consolidated financial statements. The Company has not had any settlements in the current period with taxing authorities, nor has it recognized tax benefits as a result of a lapse of the applicable statute of limitations.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in noninterest expense. During the three and six months ended June 30, 2010 and 2009, the Company has not recognized any interest or penalties in its consolidated financial statements, nor has it recorded an accrued liability for interest or penalty payments.  With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations for years before 2005.

Note 8.  Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Topic 820 by requiring more robust disclosures about (i) the different classes of assets and liabilities measured at fair value, (ii) the valuation techniques and inputs used, (iii) the activity in Level 3 fair value measurements, and (iv) the transfers between Levels 1, 2, and 3. Among other things, ASU 2010-06 requires separate disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements as opposed to presenting such activity on a net basis. The new disclosures required by ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the roll forward of activity in Level 3 fair value measurements which are effective for interim and annual periods beginning after December 15, 2010. The provisions of ASU 2010-06 did not have a material impact on the Company’s financial position, results of operations or liquidity, but it will require expansion of the Company’s future disclosures about fair value measurements.
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

ASU - Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The objective of this ASU is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the following:
•	The nature of credit risk inherent in the entity’s portfolio of financing receivables;
•	How that risk is analyzed and assessed in arriving at the allowance for credit losses; and
•	The changes and reasons for those changes in the allowance for credit losses.

To achieve these objectives, an entity should provide disclosures on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable. The ASU makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including:
•	Credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables;
•	The aging of past due financing receivables at the end of the reporting period by class of financing receivables; and
•	The nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses.

For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.   The adoption of this standard will require additional disclosures.

ASU - Accounting Standards Update No. 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. This ASU codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the FASB Accounting Standards Codification™ (Codification) provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.

ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration.  The adoption of this update is not expected to have an impact on the consolidated financial statements.

ASU - Accounting Standards Update (ASU) No. 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. The FASB believes this ASU clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption - one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature.

The amendments in the ASU are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after March 5, 2010.  The adoption of this update is not expected to have an impact on the consolidated financial statements.

Note 9.  Subsequent Events

New Federal Legislation

Congress has recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act which will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act will eliminate the Office of Thrift Supervision.  The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies, in addition to bank holding companies which it currently regulates.  As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies.  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.  Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis is intended to highlight the significant factors affecting the Company's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data for the three months and six months ended June 30 ,2010 and 2009 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly the Company's financial position and results of operations for such periods.

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

New Federal Legislation

Congress has recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act which will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act will eliminate the Office of Thrift Supervision.  The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies, in addition to bank holding companies which it currently regulates.  As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies.  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.  Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

Second Quarter Overview
Financial highlights for the second quarter of 2010 and 2009 restated are as follows:
•
Net income for the second quarter of 2010 and 2009 was $3.4 million and $0.9 million respectively, with earnings per common share of $0.49 and $0.16 respectively. Net income for the six months ending June 30, 2010 was $6.0 million compared to $2.0 million for the six months ended June 30, 2009 with earnings per share of $0.95 and $0.35 respectively.  The increase in net income was primarily the result of an increase in net interest income. The Company also recognized gains from sales of securities.

•
Net interest income for the second quarter of 2010 and 2009 was $9.6 million and $7.5 million, respectively. Net interest income for the six months ending June 30, 2010 was $18.9 million compared to $14.5 million for the same period in 2009.  The net interest margin for the bank was 4.13% at the end of the second quarter 2010 and 3.41% at the end of the second quarter 2009.

•
The provision for loan losses for the second quarter of 2010 was $0.6 million compared to $0.7 million for the second quarter of 2009.  The provision for loan loss for the six months ending June 30, 2010 was $1.3 million compared to $1.3 million for the six months ended June 30, 2009.

•
Total assets at June 30, 2010 were $1.0 billion, an increase of $95.3 million or 10.2% when compared to $930.8 million at December 31, 2009. The increase in assets primarily resulted from excess cash received from deposit growth which was ultimately invested in loans, securities investments, interest-earning deposits with banks and federal funds sold.

•
Investment securities totaled $339.9 million at June 30, 2010, an increase of $78.0 million when compared to $261.8 million at December 31, 2009. At June 30, 2010, available for sale securities, at fair value, totaled $339.9 million, an increase of $90.4 million when compared to December 31, 2009. Held to maturity securities, at cost, totaled $0.0 dollars as of June 30, 2010, the company did not have any securities in the held to maturity category.  This was a decrease of $12.3 million when compared to $12.3 million at December 31, 2009.

•
The net loan portfolio at June 30, 2010 totaled $614.0 million, an increase of $32.0 million from the December 31, 2009 level of $582.0 million. Net loans are reduced by the allowance for loan losses which totaled $8.6 million for June 30, 2010 and $7.9 million for December 31, 2009.

•	Non-performing assets at June 30, 2010 were $23.1 million, an increase of $7.4 million compared to December 31, 2009.
•
Total deposits increased $85.2 million or 10.6% in the first six months of 2010 compared to the year ended December 31, 2009. Of this increase, individual and business deposits increased by $39.6 million and public fund deposits increased by $45.6 million.

•
Return on average assets for the three months ending June 30, 2010 and June 30, 2009 was 1.39% and 0.37% respectively. Return on average assets for the six months ended June 30, 2010 and June 30, 2009 were 1.24% and 0.41%, respectively.  Return on average common equity for the three months ending June 30, 2010 and June 30, 2009 were 19.2% and 5.4% respectively.  Return on average common equity for the six month period ending June 30, 2010 and June 30, 2009 was 16.8% and 5.9%, respectively.

•	The Company’s Board of Directors declared cash dividends of $0.16 per common share in the second quarter of 2010 and 2009.

Financial Condition

Changes in Financial Condition from December 31, 2009 to June 30, 2010

General. Total assets as of June 30, 2010 were $1.0 billion, an increase of $95.3 million or 10.2% when compared to $930.8 million at December 31, 2009. The increase in assets resulted primarily from cash received from increased deposits. This excess cash was ultimately used to fund loans, securities investments, increase interest-earning demand deposits with banks and federal funds purchased.

Cash and Cash Equivalents.  Cash and cash equivalents at June 30, 2010 totaled $35.4 million, a decrease of $11.3 million when compared to $46.7 million at December 31, 2009. Cash and due from banks decreased $1.0 million, interest-earning demand deposits with banks increased $27,000 and federal funds sold decreased $12.3 million. The decrease in cash and cash equivalents was primarily a result of deploying excess liquidity into investments and loans.

Investment Securities.  Investment securities at June 30, 2010 totaled $339.9 million, an increase of $78.0 million when compared to $261.8 million at December 31, 2009.
The securities portfolio consisted principally of U.S. Government agency securities, mortgage-backed obligations, corporate debt securities, municipal bonds and mutual funds or other equity securities. The securities portfolio provides us with a relatively stable source of income and provides a balance to interest rate and credit risks as compared to other categories of assets.
At June 30, 2010, $22.9 million or 6.76% of the securities portfolio was scheduled to mature in less than one year. Securities with maturity dates over 10 years totaled $62.3 million or 18.3% of the total portfolio. The average maturity of the securities portfolio was 2.95 years.  The average maturity of the securities portfolio is affected by call options that are influenced by market interest rates.
At June 30, 2010, securities totaling $339.9 million were classified as available for sale and no securities were classified as held to maturity, compared to $249.5 million classified as available for sale and $12.3 million classified as held to maturity at December 31, 2009.  The company sold all securities classified for held to maturity as part of its strategy to manage interest rate risk.  The proceeds from the sale of these securities was used to fund loans and other investments.  Management periodically assesses the quality of our investment holdings using procedures similar to those used in assessing the credit risks inherent in the loan portfolio.
On June 30, 2010, certain investment securities had continuous unrealized loss positions for more than 12 months. As of June 30, 2010, the unrealized losses on these securities totaled $0.6 million. Substantially all of these losses were in corporate securities, preferred securities and preferred stocks. At June 30, 2010, 27 securities were graded below investment grade with a total book value of $6.6 million, and three securities had no rating with a total book value of $0.2 million. All of the non-investment grade securities referenced above were initially investment grade and have been downgraded since purchase. As of June 30, 2010, the evaluation of securities with continuous unrealized losses indicated that no investments were other-than-temporarily impaired.
Average securities as a percentage of average interest-earning assets were 30.1% for the six-month period ended June 30, 2010 and 24.9% for the same period in 2009. At June 30, 2010, the U.S Government agency securities, mortgage-backed obligations, and municipal bonds qualified as securities pledgeable to collateralize repurchase agreements and public funds. Securities pledged at June 30, 2010 totaled $221.9 million.

Loans. The origination of loans is the primary use of our financial resources and represents the largest component of earning assets. Net total loans accounted for 59.8% of total assets at June 30, 2010, a decrease when compared to 62.5% at December 31, 2009. There are no significant concentrations of credit to any borrower. As of June 30, 2010, 77.7% of our loan portfolio was secured primarily or secondarily by real estate. The largest portion of our loan portfolio is in non-farm non-residential loans secured by real estate, which accounts for 49.5% of our total portfolio.
Our loan portfolio at June 30, 2010 totaled $614.0 million, an increase of approximately $32.0 million from the December 31, 2009 level of $582.0 million. Total loans include $45.7 million in syndicated loans acquired by assignment. Syndicated loans meet the same underwriting criteria used when making in-house loans. The allowance for loan losses totaled $8.6 million at June 30, 2010 and $7.9 million at December 31, 2009.  Loan charge-offs totaled $0.7 million during the first six months of 2010, compared to $1.2 million during the same period of 2009. Recoveries totaled $130,000 and $83,000 during the first six months of 2010 and 2009, respectively.  See Note 4 of the Notes to Consolidated Financial Statements for more information on loans and the allowance for loan losses.

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
The table below sets forth the amounts and categories of our non-performing assets at June 30, 2010 (unaudited) and December 31, 2009.

	June 30,	December 31,
	2010	2009
	(in thousands)
Non-accrual loans:
Real estate loans:
Construction and land development	$3,352	$2,841
Farmland	82	54
One- to four- family residential	5,913	2,814
Non-farm non-residential	8,815	7,439
Non-real estate loans:
Commercial and industrial	1,475	830
Consumer and other	130	205
Total non-accrual loans	19,767	14,183

Loans 90 days and greater delinquent
and still accruing:
Real estate loans:
One- to four- family residential	1,693	757
Non-real estate loans:
Consumer and other	-	28
Total loans 90 days greater
delinquent and still accruing	1,693	785

Total nonperforming loans	21,460	14,968

Real estate owned:
Real estate loans:
One- to four- family residential	1,295	292
Non-farm non-residential	312	366
Total real estate owned	1,607	658

Total nonperforming assets	$23,067	$15,626

Nonperforming assets totaled $23.1 million or 2.2% of total assets at June 30, 2010, an increase of $7.4 million from December 31, 2009. Management has not identified additional information on any loans not already included in the nonperforming asset total that indicates possible credit problems that could cause doubt as to the ability of borrowers to comply with the loan repayment terms in the future.

Nonaccrual loans increased $5.6 million from December 31, 2009 to June 30, 2010. There were increases in construction and land Development nonaccrual loans, one- to four- family nonaccrual loans, non-farm non-residential nonaccrual loans and commercial and industrial nonaccrual loans, which were partially offset with decreases in construction and land development nonaccrual loans.

During the first six months of 2010, there was a $0.5 million increase in construction and land development nonaccrual loans. The increase in nonaccrual is mostly due to a loan in the amount of $1.9 million that is secured by acreage in Northern Louisiana. The property is currently in foreclosure and a loss is expected and we have reserved accordingly for the credit.  In addition we were able to remove some loans from non-accrual since December 2009. Two of the loans were townhome developments, consisting of six units, totaling $0.6 million that were foreclosed on and booked into other real estate. Also, we booked additional properties to other real estate owned from a loan in the amount of $0.3 million secured by lots in a subdivision. We also received payment in full on another loan in the amount of $0.5 million that was secured by lots in a subdivision.

There was a $3.1 million increase in one- to four- family residential nonaccrual loans during the first six months of 2010. The increase in nonaccrual one- to four- family residential loans resulted from two loans, one of which has a balance of $1.8 million and is currently in bankruptcy. The house is located in a gated community and we anticipate no exposure on this property. This loan paid down from $3.0 million in the last 15 months from the liquidation of other assets of the borrower. The second loan is in the amount of $1.6 million and is also in foreclosure. We also expect this property to go to foreclosure sale in July, 2010.

Non-farm non-residential nonaccrual loans increased $1.4 million from December 31, 2009 to June 30, 2010. This category comprises of primarily two loans. One loan totaling $1.1 million is currently in foreclosure. It is secured by a commercial building.

Non-real estate commercial and industrial nonaccrual loans increased $0.7 million from December 31, 2009 to June 30, 2010. The largest loan addition to this category totals $0.4 million and is secured by oil well equipment. The borrower has a tentative agreement to sell the equipment and pay the loan in full. In addition we added a loan in the amount of $0.5 million secured by Medicare receivables. We have written a portion of this loan off and currently have a balance of $0.3 million as of June 30, 2010. We currently have approximately $0.4 million in receivables that have not been collected, however due to the slowing of the collections of the receivables; we have reserved $0.3 million against this credit.

Other real estate increased during the first six months of 2010 by $0.9 million. This increase is primarily from the addition of six properties in a townhome development mentioned in the nonaccrual construction and land development section above as well as five lots in a subdivision that were also referred to in the construction and land development section..

Allowance for Loan Losses. The Company maintains its allowance for loan losses at a level it considers sufficient to absorb potential losses embedded in the loan portfolio. The allowance is increased by the provision for anticipated loan losses as well as recoveries of previously charged-off loans and is decreased by loan charge-offs. The provision is the necessary charge to current expense to provide for current loan losses and to maintain the allowance at an adequate level commensurate with Management's evaluation of the risks inherent in the loan portfolio. Various factors are taken into consideration when the Company determines the amount of the provision and the adequacy of the allowance. These factors include but are not limited to:

•	Past due and nonperforming assets;

•	Specific internal analysis of loans requiring special attention;

•	The current level of regulatory classified and criticized assets and the associated risk factors with each;

•	Changes in underwriting standards or lending procedures and policies;

•	Charge-off and recovery practices;

•	National and local economic and business conditions;

•	Nature and volume of loans;

•	Overall portfolio quality;

•	Adequacy of loan collateral;

•	Quality of loan review system and degree of oversight by its Board of Directors;

•	Competition and legal and regulatory requirements on borrowers;

•	Examinations and review by the Company's internal loan review department, independent accountants and third-party independent loan review personnel; and

•	Examinations of the loan portfolio by federal and state regulatory agencies.

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

Provisions made pursuant to these processes totaled $1.3 million in the first six months of 2010 as compared to $1.3 million for the same period in 2009. Provisions are necessary to maintain the allowance at an adequate level based on loan risk factors and the levels of net loan charge-offs. The provisions made in the first six months of 2010 were taken to provide for current loan losses and to maintain the allowance at an adequate level commensurate with Management’s evaluation of the risks inherent in the loan portfolio. Total charge-offs were $0.7 million for first six months of 2010 as compared to total charge-offs of $1.2 million for the same period in 2009. Recoveries were $130,000 for the first six months of 2010 as compared to recoveries of $83,000 for the same period in 2009.

Charged-off Real Estate loans totaled $342,000 for the first six months of 2010. The majority of this category is comprised of a few loans. One loan was made to a contractor to complete a project for one of our mortgage loan customers. The bank took a second mortgage on his house. The borrower was able to refinance his house and we were able to cash out on a portion of our loan, however did have to charge-off approximately $75,000. The second loan is in the amount of $560,000 secured by rental property. The borrower is in bankruptcy and the plan calls for a lower amount of principal to be paid because of decreased property. We wrote the loan down $106,000 to the amount of the bankruptcy plan. In addition the bank wrote off $74,000 on a building that was formerly a car dealership. There were some possible environmental concerns and we only had a second mortgage. The property sold for enough at the foreclosure sale to pay off the first mortgage to another bank and to allow some proceeds to be applied toward the bank’s debt. Another $67,000 was charged off, in which the bank foreclosed upon five lots in a subdivision. After the property was appraised it resulted in the write off of a portion of the debt.

Charged-off commercial and industrial loans totaled $182,000 for the first six months of 2010. This category is comprised of two loans in which we charged-off $125,000 on one of the loans because it is secured by Medicare receivables as well as some patient receivables and collection of the receivables has slowed. The second loan had a balance of $25,000 on a $50,000 committed line of credit and the credit was unsecured.

Charged-off consumer loans and credit cards totaled $202,000 for the first six months of 2010. This category is comprised of smaller consumer loans.

In some instances, loans are placed on nonaccrual status. All accrued but uncollected interest related to a loan is deducted from income in the period the loan is assigned a nonaccrual status. During the period a loan is in nonaccrual status, any cash receipts are first applied to the principal balance. Once the principal balance has been fully recovered, any residual amounts are applied to expenses resulting from the collection of the payment and to the recovery of any reversed interest income and interest income that would have been due had the loan not been placed on nonaccrual status. As of June 30, 2010 and December 31, 2009 the Company had loans totaling $19.8 million and $14.2 million, respectively, on which the accrual of interest had been discontinued.

The allowance for loan losses at June 30, 2010 was $8.6 million or 1.39% of total loans and 40.3% of nonperforming assets. Management believes that the current level of the allowance is adequate to cover losses in the loan portfolio given the current economic conditions, expected net charge-offs and nonperforming asset levels.

Other information relating to loans, the allowance for loan losses and other pertinent statistics follows.

	June 30.,
	2010	2009
	(unaudited, in thousands)
Loans:
Average outstanding balance	$593,620	$600,202
Balance at end of period	$622,607	606,487

Allowance for Loan Losses:
Balance at beginning of year	$7,919	$6,482
Provision charged to expense	1,302	1,349
Loans charged-off	(726)	(1,213)
Recoveries	130	83
Balance at end of period	$8,625	$6,701

Deposits.  Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes.  In this regard, management regularly assesses our funding needs, deposit pricing and interest rate outlooks.  From December 31, 2009 to June 30, 2010, total deposits increased $85.2 million, or 10.7%, to $885.0 million at June 30, 2010 from $779.7 million at December 31, 2009.  During 2010, consumer and business deposits increased $70.8 million and public fund deposits increased $13.5 million.  Noninterest-bearing demand deposits decreased $8.9 million while interest-bearing deposits increased by $94.1 million when comparing June 30, 2010 to December 31, 2009.

At June 30, 2010, consumer deposits totaled $451.2 million, business deposits totaled $119.6 million and public fund deposits totaled $314.1 million. As of June 30, 2010, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $300.5 million.
Average noninterest-bearing deposits increased to $129.3 million for the six-month period ended June 30, 2010 from $117.8 million for the six-month period ended June 30, 2009. Average noninterest-bearing deposits represented 13.8% and 13.4% of average total deposits for the six-month periods ended June 30, 2010 and 2009, respectively.
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
The following table sets forth the composition of the Company’s deposits at June 30, 2010 (unaudited) and December 31, 2009.

	June 30,	December 31,	Increase/(Decrease)
	2010	2009	Amount	Percent
	(dollars in thousands)
Deposits:
Noninterest-bearing demand	$122,888	$131,818	$(8,930)	-6.8%
Interest-bearing demand	195,486	188,252	7,234	3.8%
Savings	44,029	40,272	3,757	9.3%
Time	522,550	439,404	83,146	18.9%
Total deposits	$884,954	$799,746	$85,207	10.7%

Borrowings. The Company maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short- and long-term basis to meet liquidity needs. At June 30, 2010, short-term borrowings totaled $21.1 million compared to $11.9 million at December 31, 2009.  At June 30, 2010, short-term borrowings consisted of $6.2 million repurchase agreements and $14.9 million in federal funds purchased.  At December 31, 2009, short term borrowings consisted solely of $11.9 million of repurchase agreements.. Overnight repurchase agreement balances are monitored daily for sufficient collateralization.
Long-term borrowings totaled $15 million at June 30, 2010 compared to $20.0 million at December 31, 2009. At June 30, 2010 long-term borrowings consisted of two Federal Home Loan Bank advances. See Note 6 of the Notes to Consolidated Financial Statements.
 The average amount of total borrowings for the six months ended June 30, 2010 totaled $26.2 million, compared to $19.0 million for the six months ended June 30, 2009. At June 30, 2010, the Company had $145.0 million in Federal Home Loan Bank letters of credit outstanding obtained solely for collateralizing public deposits.

Equity. Total equity increased to $100.2 million as of June 30, 2010 from $94.9 million as of December 31, 2009. The increase in stockholders’ equity resulted from net income of $6.0 million and the change in accumulated other comprehensive income of $1.6 million, partially offset by dividends paid to common stockholders totaling $1.8 million and preferred stock dividends totaling $0.6 million. Cash dividends paid to common shareholders were $0.32 per share for the six-month periods ending June 30, 2010 and 2009.

Results of Operations for the Six Months and Three Months Ended June 30, 2010 and June 30, 2009

Net income. For the quarter ending June 30, 2010, First Guaranty Bancshares, Inc. had consolidated net income of $3.4 million, a $2.5 million increase from the $0.9 million of net income reported for the second quarter of 2009.  Net income for the six months ended June 30, 2010 was $6.0 million, a increase of $4.0 million from $2.0 million for the six months ended June 30, 2009. The increase in net income for the three and six months ended June 30, 2010 resulted from increased net interest income, gains on sales of securities, and reduced non interest expense.
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

Net interest income for the quarter ended June 30, 2010 was $9.6 million, an increase of $2.1 million when compared to $7.5 million for the second quarter in 2009. Net interest income for the six-month period ended June 30, 2010 totaled $18.9 million. This reflects an increase of $4.4 million when compared to the six-month period ended June 30, 2009.  The increase in net interest income for both the three month and six month periods reflected an increase in net interest spread and net interest margin as the yield on our interest-earning assets increased more than the cost of our interest-bearing liabilities.
The net interest income yield shown below in the average balance sheet is calculated by dividing net interest income by average interest-earning assets and is a measure of the efficiency of the earnings from balance sheet activities. It is affected by changes in the difference between interest on interest-earning assets and interest-bearing liabilities and the percentage of interest-earning assets funded by interest-bearing liabilities (leverage). The leverage for the six months ending June 30, 2010 was 81.1%, compared to 84.1% for the same period in 2009.
The following table sets forth average balance sheets, average yields and costs, and certain other information for the six months ended June 30, 2010 and 2009, respectively. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	Six Months Ended June 30,
	2010			2009* Restated
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(unaudited, dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits with banks	$16,930	$19	0.22%	$43,062	$309	1.45%
Securities (including FHLB stock)	291,286	6,944	4.81%	240,377	4,542	3.81%
Federal funds sold	10,072	5	0.13%	38,522	27	0.14%
Loans, net of unearned income
including loans held for sale	593,620	17,892	6.08%	600,202	17,533	5.89%
Total interest-earning assets	911,908	24,860	5.50%	922,163	22,411	4.90%

Noninterest-earning assets:
Cash and due from banks	17,947			18,388
Premises and equipment, net	17,140			16,202
Other assets	19,689			9,166
Total	$966,684			$965,919

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Demand deposits	$201,847	$430	0.43%	$225,289	$604	0.54%
Savings deposits	42,060	21	0.10%	41,663	77	0.37%
Time deposits	465,481	5,529	2.40%	484,474	7,095	2.95%
Borrowings	30,515	70	0.47%	23,921	159	1.34%
Total interest-bearing liabilities	739,903	6,050	1.65%	775,347	7,935	2.06%

Noninterest-bearing liabilities:
Demand deposits	127,203			117,943
Other	7,316			5,986
Total liabilities	874,422			899,276
Stockholders' equity	92,261			66,795
Total	$966,684			$966,071
Net interest income		$18,810			$14,476
Net interest rate spread (1)			3.85%			2.84%
Net interest-earning assets (2)	$172,005			$146,816
Net interest margin (3)			4.16%			3.17%

Average interest-earning assets to
interest-bearing liabilities			123.25%			118.94%

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
Provisions for loan losses totaled $0.6 million for the quarter ended June 30, 2010, a decrease of $0.1 million when compared to the same quarter in 2009. Year-to-date provisions totaled $1.3 million for the first six months of 2010 as compared to $1.3 million for the same period in 2009. Provisions are necessary to maintain the allowance at an adequate level based on loan risk factors and the levels of net loan charge-offs. The provisions made in the first six months of 2010 and 2009 were taken to provide for current loan losses and to maintain the allowance at an adequate level commensurate with Management’s evaluation of the risks inherent in the loan portfolio. Total charge-offs were $0.7 million for the first six months of 2010 as compared to $1.2 million for the same period in 2009. Recoveries were $130,000 for the first six months of 2010 as compared to $83,000 for the same period in 2009.

Noninterest Income. Noninterest income includes deposit service charges, return check charges, bankcard fees, other commissions and fees, gains and/or losses on sales of securities and loans, and various other types of income.
Noninterest income for the quarter ended June 30, 2010 totaled $2.6 million, an increase of $1.1 million when compared to the same period in 2009. This increase in noninterest income resulted primarily from realized gains on sales of securities totaling $1.1 million..
Noninterest income for the first six months of 2010 totaled $4.2 million, an increase of $1.4 million when compared to the same period in 2009.

Noninterest Expense.  Noninterest expense includes salaries and employee benefits, occupancy and equipment expense, net cost from other real estate and repossessions, regulatory assessments and other types of expenses. Noninterest expense for the second quarter in 2010 totaled $6.4 million, a decrease of $0.5 million from the same period in 2009.
Salaries and benefits totaled $5.8 million for the six month period ending June 30, 2010 and $5.5 million at June 30, 2009 respectively. At June 30, 2010, our full-time equivalent employees totaled 240 compared to 226 full-time equivalent employees during the same period of 2009. Occupancy and equipment expense reflects an increase of $0.1 million when comparing the six-month periods ended June 30, 2010 and 2009. Net cost from other real estate and repossessions totaled $0.2 million at June 30, 2010 compared to $0.2 million at June 30, 2009. Regulatory assessments totaled $0.7 million for the six months ending June 30, 2010 compared to $1.3 million for the same period ending June 30, 2009. Other noninterest expense reflects a decrease of $0.1 million when comparing the six-month periods ended June 30, 2010 and 2009.  The table below presents the components of other noninterest expense as of the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
	(unaudited, in thousands)		(unaudited, in thousands)
Other noninterest expense:
Legal and professional fees	$688	$590	$376	$299
Data processing	983	890	460	451
Marketing and public relations	584	467	299	272
Taxes - sales, capital and franchise	378	321	197	158
Operating supplies	346	248	206	127
Travel and lodging	190	199	103	105
Other	1,271	1,848	613	1,005
Total other expense	$4,440	$4,563	$2,254	$2,417

Income Taxes.  The provision for income taxes totaled $1.8 million and $0.5 million for the quarters ended June 30, 2010 and 2009, respectively. The provision for income taxes for the six months ended June 30, 2010 increased $2.1 million to $3.2 million from $1.0 million for the same period in 2009. The increase in the provision for income taxes reflected increased income during both the three-month and six-month periods in 2010. In each of the six months ended June 30, 2010 and 2009, the income tax provision approximated the normal statutory rate.  The effective rates were 34.6% and 34.7%, respectively.

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
We monitor interest rate risk using an interest sensitivity analysis set forth on the following table. This analysis, which we prepare monthly, reflects the maturity and repricing characteristics of assets and liabilities over various time periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at June 30, 2010 reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

	Interest Sensitivity Within
	3 Months	Over 3 Months	Total	Over
	Or Less	thru 12 Months	One Year	One Year	Total
	(unaudited, dollars in thousands)
Earning Assets:
Loans (including loans held for sale)	$105,290	$155,190	$260,480	362,127	$622,607
Securities (including FHLB stock)	14,354	10,441	24,795	316,912	341,707
Federal funds sold	1,004	-	1,004	-	1,004
Other earning assets	41	-	41	-	41
Total earning assets	120,689	165,631	286,320	679,039	$965,359

Source of Funds:
Interest-bearing accounts:
Demand deposits	146,606	-	146,606	48,880	195,486
Savings	11,007	-	11,007	33,022	44,029
Time deposits	162,815	128,230	291,045	231,505	522,550
Short-term borrowings	21,137	-	21,137	-	21,137
Long-term borrowings	-	15,011	15,011	-	15,011
Noninterest-bearing, net	-	-	-	167,146	167,146
Total source of funds	341,565	143,241	484,806	480,553	$965,359
Period gap	(220,876)	22,390	(198,486)	198,486
Cumulative gap	$(220,876)	$(198,486)	$(198,486)	$-

Cumulative gap as a
percent of earning assets	-22.88%	-20.56%	-20.56%

Liquidity and Capital Resources

Liquidity. Liquidity refers to the ability or flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available to meet customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. Liquid assets include cash and due from banks, interest-earning demand deposits with banks, federal funds sold and available for sale investment securities. Including securities pledged to collateralize public fund deposits; these assets represent 36.6% and 31.8% of the total liquidity base at June 30, 2010 and December 31, 2009, respectively.
Loans maturing within one year or less at June 30, 2010 totaled $260.5 million. At June 30, 2010, time deposits maturing within one year or less totaled $291 million.  Loan commitments maturing within one year or less at June 30, 2010 totaled $25.1 million.

The Company maintained a net borrowing availability capacity at the Federal Home Loan Bank totaling $72.6 million and $92.9 million at June 30, 2010 and December 31, 2009, respectively.  This decrease in availability at Federal Home Loan Bank during 2010 resulted from an additional $5.0 million in letters of credit used solely to pledge to public funds, increase in borrowings of $14.9 million, and an adjustment to the borrowing base. We also maintain federal funds lines of credit at three correspondent banks with borrowing capacity of $63.2 million at June 30, 2010 and December 31, 2009, respectively. At June 30, 2010 and December 31, 2009, the Company did not have an outstanding balance on these lines of credit. Management believes there is sufficient liquidity to satisfy current operating needs.
Capital Resources.  The Company’s capital position is reflected in stockholders’ equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.
Total equity increased to $101.2 million as of June 30, 2010 from $94.9 million as of December 31, 2009. The increase in stockholders’ equity resulted from net income of $6.0 million and the change in accumulated other comprehensive income of $1.6 million, partially offset by dividends paid to common stockholders totaling $1.8 million and preferred stock dividends totaling $0.6 million. Cash dividends paid to common shareholders were $0.32 per share for the six-month periods ending June 30, 2010 and 2009.

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
The calculated ratios for the Bank are as follows at June 30, 2010: Tier 1 leverage ratio of 8.78% (compared to a “well capitalized” threshold of 5.0%); Tier 1 risk-based capital ratio of 10.99% (compared to a “well capitalized threshold of 6.00%); and total risk based capital ratio of 12.10% (compared to a “well capitalized threshold of 10.00%).
At June 30, 2010, we satisfied the minimum regulatory capital requirements and were “well capitalized” within the meaning of federal regulatory requirements.

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

Item 1A.  Risk Factors
In addition to the other information contained this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2009 and the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009, as filed with the Securities and Exchange Commission.  Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.  Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
              Item 2 is non-applicable and is therefore not included.

Item 3.  Defaults Upon Senior Securities
              Item 3 is non-applicable and is therefore not included.

Item 4.  Submission of Matters to a Vote of Security Holders
              The Company’s Annual Meeting of Stockholders was held on May 20, 2010.

              With respect to the election of 3 directors to serve one year and until their successors are elected and qualified, the following are the numbers of shares voted for each nominee:

Nominees	For	Against
William K. Hood	3,178,940	27
Alton B. Lewis	3,153,942	25,025
Marshall T. Reynolds	3,178,340	627

               There were no abstentions or broker non-votes.

Item 5.   Other Information
               A vote was taken to approve an advisory non-binding vote to approve our employee compensation plan  and policies.

For	Against

3,097,934	28,700

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

                                                    FIRST GUARANTY BANCSHARES, INC.

Date: August 13, 2010	By:	/s/ Alton B. Lewis
Chief Executive Officer

Date: August 13, 2010	By:	/s/ Eric J. Dosch
Eric J. Dosch
Chief Financial Officer
Secretary and Treasurer