Form 10-Q
period 2010-09-30
First Guaranty Bancshares, Inc.
filed 2010-11-15
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2010
Commission File Number 000-52748

FIRST GUARANTY BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Louisiana	26-0513559
(State or other jurisdiction	(I.R.S. Employer
incorporation or organization)	Identification Number)

400 East Thomas Street
Hammond, Louisiana	70401
(Address of principal executive office)	(Zip Code)

(985) 345-7685
(Telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
           Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

As of  November 10, 2010, the registrant had 5,559,644 shares of $1 par value common stock which were issued and outstanding.

PART I.   FINANCIAL INFORMATION
Item 1.   Consolidated Financial

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 30,	December 31,
	2010	2009
Assets	(unaudited)
Cash and cash equivalents:
Cash and due from banks	$34,265	$33,425
Interest-earning demand deposits with banks	43	14
Federal funds sold	569	13,279
Cash and cash equivalents	34,877	46,718

Interest-earning time deposits with banks	-	-

Investment securities:
Available for sale, at fair value	386,523	249,480
Held to maturity, at cost (estimated fair value
of $12,462)	-	12,349
Investment securities	386,523	261,829

Federal Home Loan Bank stock, at cost	2,293	2,547
Loans held for sale	40	-

Loans, net of unearned income	607,516	589,902
Less: allowance for loan losses	7,574	7,919
Net loans	599,942	581,983

Premises and equipment, net	16,185	16,704
Goodwill	1,999	1,999
Intangible assets, net	1,784	1,893
Other real estate, net	3,531	658
Accrued interest receivable	6,391	5,807
Other assets	6,927	10,709
Total Assets	$1,060,492	$930,847

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing demand	$126,447	$131,818
Interest-bearing demand	169,006	188,252
Savings	44,831	40,272
Time	585,653	439,404
Total deposits	925,937	799,746

Short-term borrowings	12,409	11,929
Accrued interest payable	3,116	2,519
Long-term borrowings	12,508	20,000
Other liabilities	2,876	1,718
Total Liabilities	956,846	835,912

Stockholders' Equity
Preferred stock:
Series A - $1,000 par value - authorized 5,000 shares; issued
and outstanding 2,069.9 shares	19,801	19,630
Series B - $1,000 par value - authorized 5,000 shares; issued
and outstanding 103 shares	1,123	1,140
Common stock:
$1 par value - authorized 100,600,000 shares; issued and
outstanding 5,559,644 shares	5,560	5,560
Surplus	26,459	26,459
Retained earnings	45,229	40,069
Accumulated other comprehensive income	5,474	2,077
Total Stockholders' Equity	103,646	94,935
Total Liabilities and Stockholders' Equity	$1,060,492	$930,847

See Notes to Consolidated Financial Statements.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(dollars in thousands, except per share data)

	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2010	2009*	2010	2009*
Interest Income:
Loans (including fees)	$27,209	$26,605	$9,221	$9,075
Loans held for sale	5	5	1	2
Deposits with other banks	31	372	12	63
Securities (including FHLB stock)	10,723	7,581	3,779	3,039
Federal funds sold	8	33	3	6
Total Interest Income	37,976	34,596	13,016	12,185

Interest Expense:
Demand deposits	639	1,022	209	268
Savings deposits	32	89	11	12
Time deposits	8,760	10,381	3,231	3,286
Borrowings	97	228	27	68
Total Interest Expense	9,528	11,720	3,478	3,634

Net Interest Income	28,448	22,876	9,538	8,551
Provision for loan losses	2,506	2,091	1,204	742
Net Interest Income after Provision for Loan Losses	25,942	20,785	8,334	7,809

Noninterest Income:
Service charges, commissions and fees	3,070	3,093	1,072	1,073
Net gains on sale of securities	2,367	43	1,001	33
Loss on securities impairment	0	(242)	0	(242)
Net gains on sale of loans	173	345	22	74
Other	1,171	852	465	331
Total Noninterest Income	6,781	4,091	2,560	1,269

Noninterest Expense:
Salaries and employee benefits	8,789	8,184	2,945	2,691
Occupancy and equipment expense	2,323	2,116	815	705
Net cost from other real estate & repossessions	302	266	138	86
Regulatory assessment	1,119	1,720	374	355
Other	6,624	6,014	2,183	2,130
Total Noninterest Expense	19,157	18,300	6,455	5,967

Income Before Income Taxes	13,566	6,576	4,439	3,111
Provision for income taxes	4,737	2,282	1,572	1,083
Net Income	8,829	4,294	2,867	2,028
Preferred stock dividends	(1,000)	(228)	(334)	(228)
Income Available to Common Shareholders	$7,829	$4,066	$2,533	$1,800

Per Common Share:
Earnings	$1.41	$0.73	$0.46	$0.32
Cash dividends paid	$0.48	$0.48	$0.16	$0.16

Average Common Shares Outstanding	5,559,644	5,559,644	5,559,644	5,559,644

*Restated
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
(dollars in thousands, except per share data)

	Series A	Series B				Accumulated
	Preferred	Preferred	Common			Other
	Stock	Stock	Stock		Retained	Comprehensive
	$1,000 Par	$1,000 Par	$1 Par	Surplus	Earnings	Income / (Loss)	Total

Balance December 31, 2008 as previously reported	$-	$-	$5,560	$26,459	$37,769	$(3,158)	$66,630
Correction of an error	-	-	-	-	(1,143)	-	(1,143)
Balance December 31, 2008 as restated	-	-	5,560	26,459	36,626	(3,158)	65,487
Preferred Stock Issued	19,551	1,148					20,699
Net income	-	-	-	-	4,294	-	4,294
Change in unrealized loss
on available for sale securities,
net of reclassification adjustments and taxes	-	-	-	-	-	5,718	5,718
Total income							10,012
Cash dividends on common stock ($0.48 per share)			-	-	(2,669)	-	(2,669)
Preferred stock dividend, amortization and accretion	(22)	3			(228)		(247)
Balance September 30, 2009 as restated	$19,529	$1,151	$5,560	$26,459	$38,023	$2,560	$93,282

Balance December 31, 2009	$19,630	$1,140	$5,560	$26,459	$40,069	$2,077	$94,935
Net income	-	-	-	-	8,829	-	8,829
Change in unrealized gain
on available for sale securities,
net of reclassification adjustments and taxes	-	-	-	-	-	3,397	3,397
Total income							12,226
Cash dividends on common stock ($0.48 per share)	-	-	-	-	(2,669)	-	(2,669)
Preferred stock dividend, amortization and accretion	171	(17)	-	-	(1,000)	-	(846)
Balance September 30, 2010	$19,801	$1,123	$5,560	$26,459	$45,229	$5,474	$103,646

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2010	2009*
Cash Flows From Operating Activities
Net income	$8,829	$4,294
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	2,506	2,091
Depreciation and amortization	1,086	1,070
Amortization of discount on investments	(35)	(631)
Gain on call or sale of securities	(2,367)	(43)
Gain on sale of assets	(220)	(313)
Other than temporary impairment charge on securities	-	243
OREO write-downs and loss on disposition	177	174
FHLB stock dividends	(4)	(4)
Net increase in loans held for sale	(40)	-
Change in other assets and liabilities, net	3,683	(1,613)
Net Cash Provided By Operating Activities	13,615	5,268

Cash Flows From Investing Activities
Proceeds from sales, maturities and calls of HTM securities	12,726	22,097
Proceeds from sales, maturities and calls of AFS securities	721,087	1,213,555
Funds invested in HTM securities	-	-
Funds invested in AFS securities	(851,856)	(1,336,004)
Proceeds from sale of Federal Home Loan Bank stock	1,766	-
Funds invested in Federal Home Loan Bank stock	(1,508)	-
Funds invested in time deposits with banks	-	(13,613)
Proceeds from maturities of time deposits with banks	-	21,971
Net (increase) decrease in loans	(23,730)	8,465
Purchases of premises and equipment	(1,202)	(905)
Proceeds from sales of premises and equipment	1,099	24
Proceeds from sales of other real estate owned	216	328
Net Cash Used In Investing Activities	(141,402)	(84,082)

Cash Flows From Financing Activities
Net increase in deposits	126,191	40,273
Net increase in federal funds purchased and short-term borrowings	480	1,728
Proceeds from long-term borrowings	-	-
Repayment of long-term borrowings	(7,492)	(7,510)
Proceeds from issuance of preferred stock	-	20,699
Dividends paid	(3,233)	(1,780)
Net Cash Provided By Financing Activities	115,946	53,410

Net Decrease In Cash and Cash Equivalents	(11,841)	(25,404)
Cash and Cash Equivalents at the Beginning of the Period	46,718	78,017
Cash and Cash Equivalents at the End of the Period	$34,877	$52,613

Noncash Activities:
Loans transferred to foreclosed assets	$3,265	$1,074

Cash Paid During The Period:
Interest on deposits and borrowed funds	$8,931	$10,964
Income taxes	$5,400	$3,100

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations for the three and nine-month periods ended September 30, 2010 and 2009 are not necessarily indicative of the results expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are susceptible to significant change in the near term are the allowance for loan losses, valuation of goodwill, intangible assets and other purchase accounting adjustments. The presentation does not take into effect the impact, if any, of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act.

Note 2.  Correction of an Error

During 2009, the Company discovered errors related to the calculation of interest expense and prepaid assets for the years ending 2008, 2007 and 2006.  The errors were reported and corrected in the financial statements for the year ended 2009.Net income previously reported for the three month period ended September 30, 2009 totaled $1.9 million compared to restated net income which totaled $2.0 million, a net increase of $0.1 million.  Net Income for the nine month period ending September 30, 2009 totaled $4.328 million compared to a restated net income which totaled $4.294 million, a net decrease of $34,000.  Earnings per common share were previously reported as $0.31 for the three months ending September 30, 2009 compared to a restated earnings per common share of $0.32.  For the nine months ending September 30, 2009, earnings per common share were previously reported as $0.74 compared to a restated earnings per common share of $0.73.

Note 3. Fair Value

Effective January 1, 2008, the Company adopted the provisions of FASB ASC 820-10-65, Fair Value Measurements and Disclosures (SFAS No. 157), for financial assets and liabilities. FASB ASC 820-10-65 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Valuation techniques use certain inputs to arrive at fair value. Inputs to valuation techniques are the assumptions that market participants would use in pricing the asset or liability. They may be observable or unobservable. FASB ASC 820-10-65 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Impaired Loans.  Certain financial assets such as impaired loans are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The fair value of impaired loans was $26.0 million at September 30, 2010, net of the allowance for loan losses of $2.7 million. The fair value of impaired loans is measured by either the fair value of the collateral as determined by appraisals or independent valuation (Level 2), or the present value of expected future cash flows discounted at the effective interest rate of the loan (Level 3).

Other Real Estate Owned (OREO). As of September 30, 2010, the Company has $3.5 million in OREO and foreclosed property, which includes all real estate, other than bank premises used in bank operations, owned or controlled by the Company, including real estate acquired in settlement of loans. Properties are recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values of OREO at September 30, 2010 are determined by sales agreement or appraisal, and costs to sell are estimated based on the terms and conditions of the sales agreement. Inputs include appraisal values on the properties or recent sales activity for similar assets in the property’s market, and thus OREO measured at fair value would be classified within Level 2 of the hierarchy. The amount of OREO measured at fair value on a non-recurring basis as of September 30, 2010 was $1.8 million.  In accordance with the OREO treatment described, the Company included property write-downs of $102,000 and $56,000 for the three months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010, the company had write-downs of $184,000 compared to $75,000 for the nine months ended September 30, 2009.

Certain non-financial assets and non-financial liabilities are measured at fair value on a non-recurring basis including assets and liabilities related to reporting units measured at fair value in the testing of goodwill impairment, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Fair Value Measurements at
September 30, 2010, Using
Quoted
Prices In
Active
		Markets	Significant
	Assets/Liabilities	For	Other	Significant
	Measured at Fair	Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
	September 30, 2010	(Level 1)	(Level 2)	(Level 3)

Securities available for sale	$ 386,523	$ 62,140	$ 315,994	$ 8,389

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

Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the first nine months of 2010 on a recurring basis are reported in noninterest income or other comprehensive income as follows:

		Other
	Noninterest	Comprehensive
	Income	Income

Total gains included in earnings	2,367
(or changes in net assets)

Increase in unrealized gains relating to assets		5,021
still held at September 30, 2010

The gain above included $0.4 million in gains associated with the sale of held to maturity securities during the second quarter of 2010.  The Company had no securities categorized as held to maturity at September 30, 2010.

The following table summarizes financial assets and financial liabilities measured at fair value on a non-recurring basis as of September 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Fair Value Measurements at
September 30, 2010, Using
Quoted
Prices In
Active
		Markets	Significant
	Assets/Liabilities	For	Other	Significant
	Measured at Fair	Identical	Observable	Unobservable
	Value	Assets	Inputs	Inputs
	September 30, 2010	(Level 1)	(Level 2)	(Level 3)

Impaired Loans			$1,461	$24,598
Other Real Estate Owned			$1,835

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

The Company has chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States, and as such has not included any gains or losses in earnings for the nine months ended September 30, 2010.

Note 4. Securities

A summary comparison of securities by type at September 30, 2010 and December 31, 2009 is shown below.

	September 30, 2010				December 31, 2009
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(in thousands)				(in thousands)
Available for sale:
U.S. Government Agencies	$240,619	$1,462	$(38)	242,043	$140,843	$382	$(1,562)	$139,663
Mortgage-backed obligations	-	-	-	-	1,472	104	-	1,576
Asset-backed securities	-	-	-	-	-	8	-	8
Corporate debt securities	122,994	7,169	(323)	129,840	87,238	5,627	(776)	92,089
Mutual funds or other equity securities	5,170	146	(108)	5,208	6,556	83	(495)	6,144
Municipal bonds	9,388	44		9,432	10,000	-	-	10,000
Total available for sale securities	$378,171	$8,821	$(469)	$386,523	$246,109	$6,204	$(2,833)	$249,480

Held to maturity:
U.S. Government Agencies	-	-	-	-	$10,721	$52	-	$10,773
Mortgage-backed obligations	-	-	-	-	1,628	61	-	1,689
Total held to maturity securities	$0	$0	$0	$0	$12,349	$113	$0	$12,462

The scheduled maturities of securities at September 30, 2010, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2010
	Amortized	Fair
	Cost	Value
	(in thousands)
Available For Sale:
Due in one year or less	$12,602	$12,926
Due after one year through five years	67,358	71,980
Due after five years through ten years	198,187	209,259
Over ten years	100,024	92,358
Total available for sale securities	$378,171	$386,523

At September 30, 2010 approximately $213.8 million in securities were pledged to secure public fund deposits and approximately $15.5 million were pledged to secure other deposit accounts required or permitted by law.

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at September 30, 2010.

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in thousands)
Available for sale:
U.S. Treasury and U.S.
Government agencies	$28,661	$38	-	-	$28,661	$38
Preferred securities	-	-	1,561	108	1,561	108
Mortgage-backed obligations	-	-	-	-	-	-
Asset-backed securities	-	-	-	-	-	-
Corporate debt securities	4,228	66	1,593	257	5,821	323
Mutual funds or other equity securites					-	-
Total available for sale securities	$32,889	$104	$3,154	$365	$36,043	$469

At September 30, 2010, 27 debt securities and 12 equity securities have unrealized losses of $0.5 million or 1.3% of amortized cost. The gross unrealized losses in the portfolio resulted from increases in market interest rates, illiquidity, and declines in net income and other financial indicators caused by the national economy in the market and not from deterioration in the creditworthiness of the issuer. The Company believes that it will collect all amounts contractually due and has the intent and the ability to hold these securities until the fair value is at least equal to the carrying value. The Company had 7 U.S. Government agency securities and 16 corporate debt securities that had gross unrealized losses for less than 12 months. The Company had 4 corporate debt securities and 12 equity securities which have been in a continuous unrealized loss position for 12 months or longer. All securities with unrealized losses, greater than 12 months, were classified as available for sale. All securities with unrealized losses, less than 12 months, were classified as available for sale. These securities with unrealized losses resulted from increases in interest rates and illiquidity in the market and not from deterioration in the creditworthiness of the issuer.

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

Securities that are other-than-temporarily impaired are evaluated at least quarterly. The evaluation includes performance indications of the underlying assets in the security, loan to collateral value, third-party guarantees, current levels of subordination, geographic concentrations, industry analysts reports, sector credit ratings, volatility of the securities fair value, liquidity, leverage and capital ratios, the company’s ability to continue as a going concern. If the company is in bankruptcy, the status and potential outcome is also considered.

The Company believes that the securities with unrealized losses reflect impairment that is temporary and that there are currently no securities with other-than-temporary impairment.

At September 30, 2010, the Company’s exposure to four investment security issuers exceeded 10% of stockholders’ equity as follows:

	Amortized	Fair
	Cost	Value
	(in thousands)

Federal Home Loan Bank (FHLB)	$121,617	$122,158
Federal Home Loan Mortgage Corporation (Freddie Mac)	11,998	12,161
Federal National Mortgage Association (Fannie Mae)	32,000	32,094
Federal Farm Credit Bank (FFCB)	75,004	75,630
Total	$240,619	$242,043

Note 5. Loans and Allowance for Loan Losses

Loans, net of unearned income, totaled $607.5 million at September 30, 2010 and $589.9 million at December 31, 2009. At September 30, 2010, $40,000 in loans were held for sale and no loans were held for sale at December 31, 2009.  The loan portfolio consists solely of domestic loans.

Total loans at September 30, 2010 and December 31, 2009 were as follows:

	September 30,		December 31,
	2010		2009
		As % of		As % of
	Balance	Category	Balance	Category
	(dollars in thousands)
Real estate
Construction & land development	$70,795	11.6%	$78,686	13.3%
Farmland	12,420	2.0%	11,352	1.9%
1-4 Family	75,370	12.4%	77,470	13.1%
Multifamily	15,499	2.6%	8,927	1.5%
Non-farm non-residential	293,030	48.2%	300,673	51.0%
Total real estate	467,114	76.8%	477,108	80.8%

Agricultural	24,034	4.0%	14,017	2.4%
Commercial and industrial	93,442	15.3%	82,348	13.9%
Consumer and other	23,720	3.9%	17,226	2.9%
Total loans before unearned income	608,310	100.0%	590,699	100.0%
Less: unearned income	(794)		(797)
Total loans after unearned income	$607,516		$589,902

The following table sets forth the maturity and repricing of the loan portfolio and the allocation of fixed and floating rate loans:

	September 30, 2010
	Fixed	Floating	Total

One year or less	$84,516	$169,158	$253,674
Over one to five years	163,669	122,941	286,610
Over five to fifteen years	2,737	27,520	30,257
Over fifteen years	10,758	4,073	14,831
Subtotal	261,680	323,692	585,372

Non-Accrual Loans			22,144

	$261,680	$323,692	$607,516

Percent of Loan Portfolio Fixed Loans	44.70%
Percent of Loan Portfolio Floating Loans	55.30%

           The majority of floating rate loans have interest rate floors.  As of September 30th, 2010, $279.6 million of these loans were at the floor rate.  Nonaccrual loans have been excluded from the calculation.

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

The allowance for loan losses totaled $7.6 million or 1.25% of total loans at September 30, 2010 and $7.9 million or 1.34% of total loans at December 31, 2009.  Changes in the allowance for loan losses for the nine months ended September 30, 2010 and the year ended December 31, 2009 are as follows:

	September 30,	December 31,
	2010	2009

Balance beginning of period	$7,919	$6,482
Provision charged to expense	2,506	4,155
Loans charged-off	(3,086)	(2,879)
Recoveries	235	161
Allowance for loan losses	$7,574	$7,919

           The following table sets forth, for the periods indicated, the allowance for loan losses, amounts charged-off and recoveries of loans previously charged-off:

	Nine Months Ended
	September 30,
	2010	2009

Balance at beginning of period	$7,919	$6,482

Charge-offs:
Real estate loans:
Construction and land development	(5)	(273)
Farmland	-	-
One- to four- family residential	(1,062)	(364)
Multifamily	-	-
Non-farm non-residential	(138)	(547)
Commercial and industrial loans	(1,525)	(207)
Consumer and other	(356)	(421)
Total charge-offs	(3,086)	(1,812)

Recoveries:
Real estate loans:
Construction and land development	1	1
Farmland	-	1
One- to four- family residential	10	14
Multifamily	-	-
Non-farm non-residential	1	-
Commercial and industrial loans	114	18
Consumer and other	109	100
Total recoveries	235	134

Net charge-offs	(2,851)	(1,678)
Provision for loan losses	2,506	2,091

Balance at end of period	$7,574	$6,895

Note 6. Goodwill and Other Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other (ASC 350).  Under ASC 350, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with the provision of ASC 350. The Company’s goodwill is tested for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. Adverse changes in the economic environment, declining operations, or other factors could result in a decline in the implied fair value of goodwill. If the implied fair value is less than the carrying amount, a loss would be recognized in other non-interest expense to reduce the carrying amount to implied fair value of goodwill. A goodwill impairment test includes two steps. Step one, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Step two of the goodwill impairment test compares the implied estimated fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill for that reporting unit exceeds the implied fair value of that unit’s goodwill, an impairment loss is recognized in an amount equal to that excess. Other intangible assets continue to be amortized over their useful lives. Goodwill was $2.0 million at September 30, 2010 and December 31, 2009.

Note 7. Borrowings

At September 30, 2010, short-term borrowings totaled $12.4 million, consisting of $4.4 million in repurchase agreements and $8.0 million in federal funds purchased.

Long term borrowings decreased during the first nine months of 2010 and totaled $12.5 million compared to $20.0 million at December 31, 2009. At September 30, 2010, long-term debt consisted of two advances from the Federal Home Loan Bank. On November 20, 2009, the Company obtained an original $10.0 million amortizing advance at a rate of 0.861% with maturity in December 1, 2010. The Company makes monthly principal and interest payments. On December 18, 2009, the Company obtained a $10.0 million interest only advance with a rate of 0.480%. The Company makes monthly interest payments with the balloon note due on December 20, 2010.

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

ASU - Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The objective of this ASU is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the following:

●	The nature of credit risk inherent in the entity’s portfolio of financing receivables;
●	How that risk is analyzed and assessed in arriving at the allowance for credit losses; and
●	The changes and reasons for those changes in the allowance for credit losses.

To achieve these objectives, an entity should provide disclosures on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable. The ASU makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including:

●	Credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables;
●	The aging of past due financing receivables at the end of the reporting period by class of financing receivables; and
●	The nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses.

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

Note 9.  Subsequent Events

New Federal Legislation

Congress has recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act which will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act will eliminate the Office of Thrift Supervision.  The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies, in addition to bank holding companies which it currently regulates.  As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies.  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The Company does not have trust preferred securities.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

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

Entry into Material Definitive Agreement

On October 21, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Greensburg Bancshares, Inc. (“Greensburg Bancshares”) and its wholly-owned subsidiary, Bank of Greensburg (“Greensburg”).

The Merger Agreement provides for the acquisition of Greensburg Bancshares in a merger (the “Merger”).  At the effective time of the Merger, each share of common stock of Greensburg Bancshares (other than shares owned by Greensburg Bancshares and First Guaranty Bancshares), at the election of the holder thereof, will be converted into the right to receive either 13.26 shares of common stock of First Guaranty Bancshares, $247 in cash, or a combination of cash and common stock of First Guaranty Bancshares (the “Merger Consideration”).  The final structure of the Merger will depend upon the election by Greensburg Bancshares of the form of the Merger Consideration.  The total consideration is valued at approximately $5.3 million.

At September 30, 2010, Greensburg Bancshares had total assets of approximately $91.0 million, including loans of $71.1 million.  Total deposits were $80.6 million.

The Merger is subject to the approval by the stockholders of Greensburg Bancshares by such vote as is required under its articles of incorporation and Louisiana Business Corporation Law, and other customary closing conditions.  The Merger Agreement contains customary representations, warranties and covenants of First Guaranty Bancshares, First Guaranty Bank, Merger Subsidiary, Greensburg Bancshares and Greensburg.

It is expected that the Merger will be completed during the first quarter of 2011 following receipt of all regulatory and shareholder approvals.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis is intended to highlight the significant factors affecting the Company's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data for the three and nine months ended September 30 ,2010 and 2009 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly the Company's financial position and results of operations for such periods.

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

New Federal Legislation

Congress has recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act which will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act will eliminate the Office of Thrift Supervision.  The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies, in addition to bank holding companies which it currently regulates.  As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies.  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The Company does not have trust preferred securities.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

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

Third Quarter Overview

Financial highlights for the third quarter of 2010 and 2009 restated are as follows:
●
Net income for the third quarter of 2010 and 2009 was $2.9 million and $2.0 million respectively.  Net income to common shareholders after preferred stock dividends was $2.5 million and $1.8 million for the third quarter of 2010 and 2009, with earnings per common share of $0.46 and $0.32 respectively. Net income for the nine months ending September 30, 2010 was $8.8 million compared to $4.3 million for the nine months ended September 30, 2009.  Net income to common shareholders after preferred stock dividends was $7.8 million and $4.1 million with earnings per common share of $1.41 and $0.73 respectively.  The increase in net income was primarily the result of an increase in net interest income due to a larger investment portfolio and higher loan pricing.  The Company also recognized gains from sales of securities.

●
Net interest income for the third quarter of 2010 and 2009 was $9.5 million and $8.6 million, respectively. Net interest income for the nine months ending September 30, 2010 was $28.4 million compared to $22.9 million for the same period in 2009.  The net interest margin for the Company was 4.09% at the end of the third quarter 2010 and 3.45% at the end of the third quarter 2009.

●
The provision for loan losses for the third quarter of 2010 was $1.2 million compared to $0.7 million for the third quarter of 2009.  The provision for loan loss for the nine months ending September 30, 2010 was $2.5 million compared to $2.1 million for the nine months ended September 30, 2009.

●
Total assets at September 30, 2010 were $1.1 billion, an increase of $129.7 million or 13.9% when compared to $930.8 million at December 31, 2009. The increase in assets primarily resulted from excess cash received from deposit growth which was ultimately invested in loans and securities investments.

●
Investment securities totaled $386.5 million at September 30, 2010, an increase of $124.7 million when compared to $261.8 million at December 31, 2009. At September 30, 2010, available for sale securities, at fair value, totaled $386.5 million, an increase of $137.0 million when compared to December 31, 2009. The Company did not have any securities in the held to maturity category as of September 30, 2010.  Our securities in the held to maturity category totaled $12.3 million at December 31, 2009.

●
The net loan portfolio at September 30, 2010 totaled $599.9 million, an increase of $17.9 million from the December 31, 2009 level of $582.0 million. Net loans are reduced by the allowance for loan losses which totaled $7.6 million for September 30, 2010 and $7.9 million for December 31, 2009.

●	Non-performing assets at September 30, 2010 were $27.1 million, an increase of $11.4 million compared to December 31, 2009.
●
Total deposits increased $126.2 million or 15.8% in the first nine months of 2010 compared to the year ended December 31, 2009. Of this increase, individual and business deposits increased by $80.2 million and public fund deposits increased by $46.0 million.

●
Return on average assets for the three months ending September 30, 2010 and September 30, 2009 was 1.16% and 0.86% respectively. Return on average assets for the nine months ended September 30, 2010 and September 30, 2009 were 1.19% and 0.60%, respectively.  Return on average common shareholders’ equity for the three months ending September 30, 2010 and September 30, 2009 were 12.84% and 9.14% respectively.  Return on average common shareholders’ equity for the nine month period ending September 30, 2010 and September 30, 2009 was 13.37% and 7.70%, respectively.  Return on average assets is calculated by dividing annualized net income before preferred dividends by average assets.  Return on common shareholders’ equity is calculated by dividing net earnings applicable to common shareholders by average common shareholders’ equity.

●	The Company’s Board of Directors declared cash dividends of $0.16 per common share in the third quarter of 2010 and 2009.

Financial Condition

Changes in Financial Condition from December 31, 2009 to September 30, 2010

General. Total assets as of September 30, 2010 were $1.1 billion, an increase of 129.7 million or 13.9% when compared to $930.8 million at December 31, 2009. The increase in assets resulted primarily from cash received from increased deposits. This excess cash was ultimately used to fund loans and purchase investments.

Investment Securities.  Investment securities at September 30, 2010 totaled $386.5 million, an increase of $124.7 million when compared to $261.8 million at December 31, 2009.

The securities portfolio consisted principally of U.S. Government agency securities, corporate debt securities and municipal bonds. The securities portfolio provides us with a relatively stable source of income and provides a balance to interest rate and credit risks as compared to other categories of assets.  The Company has expanded its holding of securities as loan demand has decreased.  The Company monitors the securities portfolio for both credit and interest rate risk.  The Company generally limits the purchase of corporate securities to individual issuers to manage concentration and credit risk. Corporate securities generally have a maturity of ten years or less.  Government agency securities generally have maturities of 15 years or less.  Total corporate securities held at fair value totaled $129.8 million at September 30, 2010.  U.S. Government Agency securities held at fair value were $242.0 million.

At September 30, 2010, $12.9 million or 3.3% of the securities portfolio was scheduled to mature in less than one year. Securities with maturity dates over 10 years totaled $92.4 million or 23.9% of the total portfolio. The average maturity of the securities portfolio was 3.97 years.  The average maturity of the securities portfolio is affected by call options that are influenced by market interest rates.

At September 30, 2010, securities totaling $386.5 million were classified as available for sale and no securities were classified as held to maturity, compared to $249.5 million classified as available for sale and $12.3 million classified as held to maturity at December 31, 2009.  The Company sold all securities classified for held to maturity as part of its strategy to manage interest rate risk.  The proceeds from the sale of these securities were used to fund loans and other investments.  Management periodically assesses the quality of our investment holdings using procedures similar to those used in assessing the credit risks inherent in the loan portfolio.

On September 30, 2010, certain investment securities had continuous unrealized loss positions for more than 12 months. As of September 30, 2010, the unrealized losses on these securities totaled $0.5 million. Substantially all of these losses were in corporate securities and preferred securities. At September 30, 2010, 37 securities were graded below investment grade with a total book value of $9.6 million, and two securities had no rating with a total book value of $0.2 million. All of the non-investment grade securities referenced above were initially investment grade and have been downgraded since purchase. As of September 30, 2010, the evaluation of securities with continuous unrealized losses indicated that no investments were other-than-temporarily impaired.

Average securities as a percentage of average interest-earning assets were 34.1% for the nine-month period ended September 30, 2010 and 27.0% for the same period in 2009. At September 30, 2010, the U.S Government agency securities and municipal bonds qualified as securities pledgeable to collateralize repurchase agreements and public funds. Securities pledged at September 30, 2010 totaled $213.8 million.  See Note 4 of the Notes to Consolidated Financial Statements for more information on investment securities.

Loans. The origination of loans is the primary use of our financial resources and represents the largest component of earning assets. Net total loans accounted for 56.6% of total assets at September 30, 2010, a decrease when compared to 62.5% at December 31, 2009. There are no significant concentrations of credit to any borrower. As of September 30, 2010, 76.8% of our loan portfolio was secured primarily or secondarily by real estate. The largest portion of our loan portfolio consists of non-farm non-residential loans secured by real estate, which accounts for 48.2% of our total portfolio.

Our loan portfolio at September 30, 2010 totaled $599.9 million, an increase of approximately $17.9 million from the December 31, 2009 level of $582.0 million. Total loans include $45.5 million in syndicated loans acquired by assignment. Syndicated loans meet the same underwriting criteria used when making in-house loans.  The allowance for loan losses totaled $7.6 million at September 30, 2010 and $7.9 million at December 31, 2009.  Loan charge-offs totaled $3.1 million during the first nine months of 2010, compared to $1.8 million during the same period of 2009. Recoveries totaled $235,000 and $134,000 during the first nine months of 2010 and 2009, respectively.  See Note 5 of the Notes to Consolidated Financial Statements for more information on loans and the allowance for loan losses.

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

The table below sets forth the amounts and categories of our non-performing assets at September 30, 2010 and December 31, 2009.

	September 30,	December 31,
	2010	2009
	(in thousands)
Non-accrual loans:
Real estate loans:
Construction and land development	$3,340	$2,841
Farmland	37	54
One- to four- family residential	3,630	2,814
Multifamily
Non-farm non-residential	14,182	7,439
Non-real estate loans:
Agricultural
Commercial and industrial	926	830
Consumer and other	29	205
Total non-accrual loans	22,144	14,183

Loans 90 days and greater delinquent
and still accruing:
Real estate loans:
Construction and land development	-	-
Farmland	-	-
One- to four- family residential	1,384	757
Multifamily	-	-
Non-farm non-residential	-	-
Non-real estate loans:
Agricultural	-	-
Commercial and industrial	-	-
Consumer and other	-	28
Total loans 90 days greater
delinquent and still accruing	1,384	785

Restructured loans	-	-

Total nonperforming loans	23,528	14,968

Real estate owned:
Real estate loans:
Construction and land development	236	-
Farmland	-	-
One- to four- family residential	2,966	292
Multifamily	-	-
Non-farm non-residential	329	366
Non-real estate loans:
Agricultural	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total real estate owned	3,531	658

Total nonperforming assets	27,059	15,626

Performing troubled debt restructing	11,652	-

Total nonperforming assets and troubled debt restructing	$38,711	$15,626

Nonperforming assets totaled $27.1 million or 2.5% of total assets at September 30, 2010, an increase of $11.4 million from December 31, 2009. Management has not identified additional information on any loans not already included in the nonperforming asset total that indicates possible credit problems that could cause doubt as to the ability of borrowers to comply with the loan repayment terms in the future.  Management believes that the increase in nonperforming assets is limited to specific identified loans and is not indicative of an overall decline in the credit quality of the loan portfolio.

Nonaccrual loans increased $8.0 million from December 31, 2009 to September 30, 2010. There were increases in construction and land development nonaccrual loans, one- to four- family nonaccrual loans, non-farm non-residential nonaccrual loans and commercial and industrial nonaccrual loans, which were partially offset with decreases in construction and land development nonaccrual loans.

During the first nine months of 2010, there was a $0.5 million increase in construction and land development nonaccrual loans. The increase in nonaccrual is mostly due to a loan in the amount of $1.9 million that is secured by acreage in Northern Louisiana. The property is currently in foreclosure and a loss is expected and we have reserved accordingly for the credit.  In addition we were able to remove some loans from non-accrual since December 2009. Two of the loans were townhome developments, consisting of six units, totaling $0.6 million that were foreclosed on and booked into other real estate. Also, we recorded additional properties as other real estate owned in the amount of $0.3 million.  The properties are lots in a subdivision. We also received payment in full on another loan in the amount of $0.5 million that was secured by lots in a subdivision.

There was a $0.8 million increase in one- to four- family residential nonaccrual loans during the first nine months of 2010. The increase in nonaccrual one- to four- family residential loans resulted from one loan, which has a balance of $1.8 million and is currently in bankruptcy. The house is located in a gated community and we anticipate no loss exposure on this property. This loan paid down from $3.0 million in the last 15 months from the liquidation of other assets of the borrower.

Non-farm non-residential nonaccrual loans increased $6.7 million from December 31, 2009 to September 30, 2010. This category comprises of primarily two loans. One loan totaling $1.1 million is currently in foreclosure. It is secured by a commercial building. In addition to this, a loan in the amount of $3.7 million secured by a hotel property also went into nonaccrual. We are a participant with 6 other banks and we are currently negotiating terms of a possible restructure. A loan in the amount of $2.6 million secured by a church as well as other properties also went into nonaccrual status during this time. The properties are currently in the process of foreclosure.

Non-real estate commercial and industrial nonaccrual loans increased $0.1 million from December 31, 2009 to September 30, 2010. The largest loan addition to this category totals $0.4 million and is secured by oil well equipment. The Bank is currently assisting the borrower with liquidation of the equipment. The small increase is also due to the Bank’s aggressive action to write off some of these bad debts.

Other real estate increased during the first nine months of 2010 by $2.9 million. This increase is primarily from the addition of six properties in a townhome development mentioned in the nonaccrual construction and land development section above as well as five lots in a subdivision that were also referred to in the construction and land development section. In addition we booked one house to other real estate owned in the amount of $1.6 million. We expect the house to be sold by December 31, 2010.  The townhome development was subsequently sold in October 2010 for approximately $565,000, with a loss to the bank of approximately $260,000.

Allowance for Loan Losses. The Company maintains its allowance for loan losses at a level it considers sufficient to absorb potential losses embedded in the loan portfolio. The allowance is increased by the provision for anticipated loan losses as well as recoveries of previously charged-off loans and is decreased by loan charge-offs. The provision is the necessary charge to current expense to provide for current loan losses and to maintain the allowance at an adequate level commensurate with Management's evaluation of the risks inherent in the loan portfolio. Various factors are taken into consideration when the Company determines the amount of the provision and the adequacy of the allowance. These factors include but are not limited to:

●	Past due and nonperforming assets;

●	Specific internal analysis of loans requiring special attention;

●	The current level of regulatory classified and criticized assets and the associated risk factors with each;

●	Changes in underwriting standards or lending procedures and policies;

●	Charge-off and recovery practices;

●	National and local economic and business conditions;

●	Nature and volume of loans;

●	Overall portfolio quality;

●	Adequacy of loan collateral;

●	Quality of loan review system and degree of oversight by its Board of Directors;

●	Competition and legal and regulatory requirements on borrowers;

●	Examinations and review by the Company's internal loan review department, independent accountants and third-party independent loan review personnel; and

●	Examinations of the loan portfolio by federal and state regulatory agencies.

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

Provisions made pursuant to these processes totaled $2.5 million in the first nine months of 2010 as compared to $2.1 million for the same period in 2009. The provisions made in the first nine months of 2010 were taken to provide for current loan losses and to maintain the allowance at an adequate level commensurate with Management’s evaluation of the risks inherent in the loan portfolio. Total charge-offs were $3.1 million for first nine months of 2010 as compared to total charge-offs of $1.8 million for the same period in 2009. Recoveries were $235,000 for the first nine months of 2010 as compared to recoveries of $134,000 for the same period in 2009.

Charged-off real estate loans totaled $1.2 million for the first nine months of 2010. The majority of this category is comprised of a few loans. One loan was made to a contractor to complete a project for one of our mortgage loan customers. The Bank took a second mortgage on the borrower’s house. The borrower was able to refinance the house and the Bank was able to cash out on a portion of our loan, however we did have to charge-off approximately $75,000. The second loan is in the amount of $560,000 secured by rental property. The borrower is in bankruptcy and the plan calls for a lower amount of principal to be paid because of decreased property. We wrote the loan down $106,000 to the amount of the bankruptcy plan. In addition, the Bank wrote off $74,000 on a building that was formerly a car dealership. There were some possible environmental concerns and we only had a second mortgage. The property sold for enough at the foreclosure sale to pay off the first mortgage to another bank and to allow some proceeds to be applied toward the Bank’s debt. Another $67,000 was charged off, in which the Bank foreclosed upon five lots in a subdivision. After the property was appraised it resulted in the write-off of a portion of the debt.  Also we charged off $0.3 million upon foreclosure of a loan secured by several rental properties and another $0.3 million on two loans secured by property that was destroyed during Hurricane Katrina.

Charged-off commercial and industrial loans totaled $1.5 million for the first nine months of 2010. The majority of the charged-off loans were concentrated in two loans. The first charged-off loan was approximately $830,000 and this was to a consumer finance company. The second charged-off loan was approximately $462,000 and it was secured by medical receivables. The remaining charged-off loans were comprised of smaller credits.

        Charged-off consumer loans and credit cards totaled $356,000 for the first nine months of 2010. This category is comprised of smaller consumer loans and credit cards.

In some instances, loans are placed on nonaccrual status. All accrued but uncollected interest related to a loan is deducted from income in the period the loan is assigned a nonaccrual status. During the period a loan is in nonaccrual status, any cash receipts are first applied to the principal balance. Once the principal balance has been fully recovered, any residual amounts are applied to expenses resulting from the collection of the payment and to the recovery of any reversed interest income and interest income that would have been due had the loan not been placed on nonaccrual status. As of September 30, 2010 and December 31, 2009 the Company had loans totaling $22.1 million and $14.2 million, respectively, on which the accrual of interest had been discontinued.

The allowance for loan losses at September 30, 2010 was $7.6 million or 1.25% of total loans and 32.2% of nonperforming loans. Management believes that the current level of the allowance is adequate to cover losses in the loan portfolio given the current economic conditions, expected net charge-offs and nonperforming asset levels.  See Note 5 of the Notes to Consolidated Financial Statements for more information on loans and the allowance for loan losses.

Other information relating to loans, the allowance for loan losses and other pertinent statistics follows.

	September 30,
	2010	2009

Loans:
Average outstanding balance	$606,163	$601,572
Balance at end of period	$607,516	595,152

Allowance for Loan Losses:
Balance at beginning of year	$7,919	$6,482
Provision charged to expense	2,506	2,091
Loans charged-off	(3,086)	(1,812)
Recoveries	235	134
Balance at end of period	$7,574	$6,895

Deposits.  Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes.  In this regard, management regularly assesses our funding needs, deposit pricing and interest rate outlooks.  From December 31, 2009 to September 30, 2010, total deposits increased $126.2 million, or 15.8%, to $925.9 million at September 30, 2010 from $799.7 million at December 31, 2009.  During 2010, consumer and business deposits increased $80.2 million and public fund deposits increased $46.0 million.  Noninterest-bearing demand deposits decreased $5.4 million while interest-bearing demand deposits decreased by $19.2 million when comparing September 30, 2010 to December 31, 2009.  Time deposits increased $146.2 million, or 33.2% to $585.6 million at September 30, 2010, compared to $439.4 million at December 31, 2009.

At September 30, 2010, consumer deposits totaled $481 million, business deposits totaled $126.6 million and public fund deposits totaled $314.5 million. As of September 30, 2010, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $385.5 million. The significant increase in time deposits in 2010 is the result of the Company’s decision to offer attractive longer term certificate of deposit rates in an effort to lengthen the average CD term and lock in at current rates. At September 30, 2010, approximately 52% of the Company’s certificates of deposit had a remaining term greater than one year.

Average noninterest-bearing deposits increased to $123.4 million for the nine-month period ended September 30, 2010 from $117.5 million for the nine-month period ended September 30, 2009. Average noninterest-bearing deposits represented 14.4% and 13.7% of average total deposits for the nine-month periods ended September 30, 2010 and 2009, respectively.

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

The following table sets forth the composition of the Company’s deposits at September 30, 2010 and December 31, 2009.

	September 30,	December 31,	Increase/(Decrease)
	2010	2009	Amount	Percent
	(dollars in thousands)
Deposits:
Noninterest-bearing demand	$126,447	$131,818	$(5,371)	-4.1%
Interest-bearing demand	169,006	188,252	(19,246)	-10.2%
Savings	44,831	40,272	4,559	11.3%
Time	585,653	439,404	146,249	33.3%
Total deposits	$925,937	$799,746	$126,191	15.8%

Borrowings. The Company maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short- and long-term basis to meet liquidity needs. At September 30, 2010, short-term borrowings totaled $12.4 million compared to $11.9 million at December 31, 2009.  At September 30, 2010, short-term borrowings consisted of $4.4 million repurchase agreements and $8.0 million in federal funds purchased.  At December 31, 2009, short term borrowings consisted solely of $11.9 million of repurchase agreements.  Overnight repurchase agreement balances are monitored daily for sufficient collateralization.

Long-term borrowings totaled $12.5 million at September 30, 2010 compared to $20.0 million at December 31, 2009. At September 30, 2010 long-term borrowings consisted of two Federal Home Loan Bank advances. See Note 7 of the Notes to Consolidated Financial Statements for more information.

The average amount of total borrowings for the nine months ended September 30, 2010 totaled $28.3 million, compared to $21.8 million for the nine months ended September 30, 2009. At September 30, 2010, the Company had $145.0 million in Federal Home Loan Bank letters of credit outstanding obtained solely for collateralizing public deposits.

Equity. Total equity increased to $103.6 million as of September 30, 2010 from $94.9 million as of December 31, 2009. The increase in stockholders’ equity resulted from net income of $8.8 million and the change in accumulated other comprehensive income of $3.4 million, partially offset by dividends paid to common stockholders totaling $2.7 million and preferred stock dividends totaling $1.0 million. Cash dividends paid to common shareholders were $0.48 per share for the nine-month periods ending September 30, 2010 and 2009.  The preferred stock equity consists of $20.9 million issued to the U.S. Treasury Department under its Capital Purchase Program in August 2009.  Cash dividends paid to preferred stockholders totaled $1.0 million for the nine months ending September 30, 2010.

Results of Operations for the Nine Months and Three Months Ended September 30, 2010 and September 30, 2009

Net income. For the quarter ending September 30, 2010, First Guaranty Bancshares, Inc. had consolidated net income of $2.9 million, a $0.9 million increase from the $2.0 million of net income reported for the third quarter of 2009.  Net income for the nine months ended September 30, 2010 was $8.8 million, an increase of $4.5 million from $4.3 million for the nine months ended September 30, 2009.  Net income to common shareholders after preferred stock dividends was $2.5 million and $1.8 million for the third quarter of 2010 and 2009, with earnings per common share of $0.46 and $0.32 respectively. Net income to common shareholders after preferred stock dividends was $7.8 million and $4.1 million with earnings per common share of $1.41 and $0.73 for the nine months ending September 30, 2010 and September 30, 2009 respectively.  The increase in net income was primarily the result of an increase in net interest income and gains from sales of securities.

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

Net interest income for the quarter ended September 30, 2010 was $9.5 million, an increase of $0.9 million when compared to $8.6 million for the third quarter in 2009. Net interest income for the nine-month period ended September 30, 2010 totaled $28.4 million compared to net interest income of $22.9 for the same period in 2009. This reflects an increase of $5.5 million when compared to the nine-month period ended September 30, 2009.  The increase in net interest income for both the three month and nine month periods reflected an increase in net interest spread and net interest margin as the yield on our interest-earning assets increased more than the cost of our interest-bearing liabilities.  The increase in net interest income is also the result of an increase in our total interest earning assets.

The net interest income yield shown below in the average balance sheet is calculated by dividing net interest income by average interest-earning assets and is a measure of the efficiency of the earnings from balance sheet activities. It is affected by changes in the difference between interest on interest-earning assets and interest-bearing liabilities and the percentage of interest-earning assets funded by interest-bearing liabilities (leverage). The leverage for the nine months ending September 30, 2010 was 82.1%, compared to 85.8% for the same period in 2009.

The following table sets forth average balance sheets, average yields and costs, and certain other information for the nine months ended September 30, 2010 and 2009, respectively. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

			Nine Months Ended September 30,
	2010			2009
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits with banks	$69	$31	0.25%	$16,555	$372	3.00%
Securities (including FHLB stock)	314,553	10,723	4.56%	237,778	7,581	4.26%
Federal funds sold	9,105	8	0.12%	31,760	33	0.14%
Loans, net of unearned income
including loans held for sale	606,163	27,214	6.00%	601,572	26,610	5.91%
Total interest-earning assets	929,890	37,976	5.46%	887,665	34,596	5.21%

Noninterest-earning assets:
Cash and due from banks	35,163			43,161
Premises and equipment, net	16,842			16,067
Other assets	9,323			9,059
Total	$991,218			$955,952

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Demand deposits	$193,554	639	0.44%	$212,569	1,022	0.64%
Savings deposits	42,927	32	0.10%	41,624	89	0.29%
Time deposits	498,173	8,760	2.35%	485,629	10,381	2.85%
Borrowings	28,353	97	0.46%	21,799	228	1.39%
Total interest-bearing liabilities	763,007	9,528	1.67%	761,621	11,720	1.48%

Noninterest-bearing liabilities:
Demand deposits	123,420			117,471
Other	5,221			6,236
Total liabilities	891,648			885,328
Stockholders' equity	99,570			70,624
Total	$991,218			$955,952
Net interest income		$28,448			$22,876
Net interest rate spread (1)			3.79%			3.73%
Net interest-earning assets (2)	$166,883			$126,044
Net interest margin (3)			4.09%			3.45%

Average interest-earning assets to
interest-bearing liabilities			121.87%			116.55%

_____________________
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

Provisions for loan losses totaled $1.2 million for the quarter ended September 30, 2010, an increase of $0.5 million when compared to the same quarter in 2009. Year-to-date provisions totaled $2.5 million for the first nine months of 2010 as compared to $2.1 million for the same period in 2009. Provisions are necessary to maintain the allowance at an adequate level based on loan risk factors and the levels of net loan charge-offs. The provisions made in the first nine months of 2010 and 2009 were taken to provide for current loan losses and to maintain the allowance at an adequate level commensurate with Management’s evaluation of the risks inherent in the loan portfolio. Total charge-offs were $3.1 million for the first nine months of 2010 as compared to $1.8 million for the same period in 2009. Recoveries were $235,000 for the first nine months of 2010 as compared to $134,000 for the same period in 2009.

Noninterest Income. Noninterest income includes deposit service charges, return check charges, bankcard fees, other commissions and fees, gains and/or losses on sales of securities and loans, and various other types of income.

Noninterest income for the quarter ended September 30, 2010 totaled $2.6 million, an increase of $1.3 million when compared to the same period in 2009. This increase in noninterest income resulted primarily from realized gains on sales of securities totaling $1.0 million.

Noninterest income for the first nine months of 2010 totaled $6.8 million, an increase of $2.7 million when compared to the same period in 2009 which had total non-interest income of $4.1 million. The increase was due primarily to a $2.3 million increase in the gain on the sale of investment securities.

Noninterest Expense.  Noninterest expense includes salaries and employee benefits, occupancy and equipment expense, net cost from other real estate and repossessions, regulatory assessments and other types of expenses. Noninterest expense for the third quarter in 2010 totaled $6.5 million, an increase of $0.5 million from the same period in 2009 which totaled $6.0 million.  Noninterest expense for the first nine months of 2010 totaled $19.2 million which is an increase of $0.9 million from the first nine months of 2009 which totaled $18.3 million.

Salaries and benefits totaled $8.8 million for the nine month period ending September 30, 2010 and $8.2 million at September 30, 2009 respectively. Salaries and benefits totaled $2.9 million for the third quarter 2010 and $2.7 million for the third quarter of 2009, an increase of $0.2 million.  At September 30, 2010, our full-time equivalent employees totaled 235 compared to 226 full-time equivalent employees during the same period of 2009.  Occupancy and equipment expense reflects an increase of $0.2 million when comparing the nine-month periods ended September 30, 2010 which totaled $2.3 million and 2009 which totaled 2.1 million. Occupancy and equipment expense for third quarter of 2010 and 2009 was $0.8 million and $0.7 million respectively.  Net cost from other real estate and repossessions totaled $0.3 million at September 30, 2010 compared to $0.3 million at September 30, 2009.  For the third quarter 2010, net cost from other real estate and repossessions totaled $0.1 million compared to $0.1 million for the third quarter of 2009.  Regulatory assessments totaled $1.1 million for the nine months ending September 30, 2010 compared to $1.7 million for the same period ending September 30, 2009. Regulatory assessments were $0.4 million in the third quarter 2010 compared to $0.4 million for the third quarter 2009.  Other noninterest expense reflects an increase of $0.6 million when comparing the nine-month periods ended September 30, 2010 which totaled $6.6 million and 2009 which totaled $6.0 million.  Other noninterest expense totaled $2.2 million for the third quarter 2010 and $2.1 million for the third quarter 2009. The table below presents selected components of noninterest expense as of the nine months and three months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009

Other noninterest expense:
Legal and professional fees	$1,177	$942	$490	$352
Data processing	1,468	1,352	485	464
Marketing and public relations	697	821	114	354
Taxes - sales, capital and franchise	555	702	177	166
Operating supplies	475	389	129	141
Travel and lodging	319	284	128	85
Other	1,933	1,524	660	568
Total other expense	$6,624	$6,014	$2,183	$2,130

Income Taxes.  The provision for income taxes totaled $1.6 million and $1.1 million for the quarters ended September 30, 2010 and 2009, respectively. The provision for income taxes for the nine months ended September 30, 2010 increased $2.5 million to $4.7 million from $2.3 million for the same period in 2009. The increase in the provision for income taxes reflected increased income during both the three-month and nine-month periods in 2010. In each of the nine months ended September 30, 2010 and 2009, the income tax provision approximated the normal statutory rate.  The effective rates were 34.9% and 34.8%, respectively.

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

We monitor interest rate risk using an interest sensitivity analysis set forth on the following table. This analysis, which we prepare monthly, reflects the maturity and repricing characteristics of assets and liabilities over various time periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at September 30, 2010 reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

	Interest Sensitivity Within
	3 Months	Over 3 Months	Total	Over
	Or Less	thru 12 Months	One Year	One Year	Total
	(unaudited, dollars in thousands)
Earning Assets:
Loans (including loans held for sale)	$240,608	$103,919	$344,527	262,989	$607,516
Securities (including FHLB stock)	1,810	11,116	12,926	373,597	386,523
Federal funds sold	569	-	569	-	569
Other earning assets	43	-	43		43
Total earning assets	243,030	115,035	358,065	636,586	$994,651

Source of Funds:
Interest-bearing accounts:
Demand deposits	42,251	-	42,251	126,755	169,006
Savings	11,208	-	11,208	33,623	44,831
Time deposits	116,683	165,006	281,689	303,966	585,655
Short-term borrowings	12,409	-	12,409	-	12,409
Long-term borrowings	-	12,508	12,508	-	12,508
Noninterest-bearing, net	-	-	-	170,242	170,242
Total source of funds	182,551	177,514	360,065	634,586	$994,651
Period gap	60,479	(62,479)	(2,000)	2,000
Cumulative gap	$60,479	$(2,000)	$(2,000)	-

Cumulative gap as a
percent of earning assets	6.08%	-0.20%	-0.20%

Liquidity and Capital Resources

Liquidity. Liquidity refers to the ability or flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available to meet customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. Liquid assets include cash and due from banks, interest-earning demand deposits with banks, federal funds sold and available for sale investment securities. Including securities pledged to collateralize public fund deposits; these assets represent 39.7% and 31.8% of the total liquidity base at September 30, 2010 and December 31, 2009, respectively.

Loans maturing or repricing within one year or less at September 30, 2010 totaled $344.5 million. At September 30, 2010, time deposits maturing or within one year or less totaled $281.7 million.  Loan commitments maturing within one year or less at September 30, 2010 totaled $36.6 million.

The Company maintained a net borrowing availability capacity at the Federal Home Loan Bank totaling $96.2 million and $92.9 million at September 30, 2010 and December 31, 2009, respectively.  This increase in availability at Federal Home Loan Bank during 2010 primarily resulted from adjustments to the borrowing base. Subsequent to September 30, 2010, the Federal Home Loan Bank adjusted the Company’s borrowing base.  The availability would have been $36.9 million had the adjustment to the borrowing base occurred on September 30, 2010.  We also maintain federal funds lines of credit at three correspondent banks with borrowing capacity of $25.5 million as of September 30, 2010. At September 30, 2010, the Company did not have an outstanding balance on these lines of credit. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources.  The Company’s capital position is reflected in stockholders’ equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total equity increased to $103.6 million as of September 30, 2010 from $94.9 million as of December 31, 2009. The increase in stockholders’ equity resulted from net income of $8.8 million and the change in accumulated other comprehensive income of $3.4 million, partially offset by dividends paid to common stockholders totaling $2.7 million and preferred stock dividends totaling $1.0 million. Cash dividends paid to common shareholders were $0.48 per share for the nine-month periods ending September 30, 2010 and 2009.

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

The calculated ratios for the Bank are as follows at September 30, 2010: Tier 1 leverage ratio of 8.39% (compared to a “well capitalized” threshold of 5.0%); Tier 1 risk-based capital ratio of 11.04% (compared to a “well capitalized threshold of 6.00%); and total risk based capital ratio of 11.99% (compared to a “well capitalized threshold of 10.00%).

At September 30, 2010, we satisfied the minimum regulatory capital requirements and were “well capitalized” within the meaning of federal regulatory requirements.

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

Item 1A.  Risk Factors

There have been no material changes in the risk factors disclosed by the Company in its Annual Report on Form 10-K with the Securities and Exchange Commission.

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

FIRST GUARANTY BANCSHARES, INC.

Date:	November 15, 2010	By: /s/ Alton B. Lewis
Alton B. Lewis
Chief Executive Officer

Date:	November 15, 2010	By: /s/ Eric J. Dosch
Eric J. Dosch
Chief Financial Officer
Secretary and Treasurer