Form 10-K
period 2010-12-31
First Guaranty Bancshares, Inc.
filed 2011-03-31
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010.
or
        ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________.

Commission file number: 000-52748

       FIRST GUARANTY BANCSHARES, INC.
        (Exact name of registrant as specified in its charter)

Louisiana	26-0513559
(State or other jurisdiction incorporation or organization)	(I.R.S. Employer Identification Number)

400 East Thomas Street
Hammond, Louisiana	70401
(Address of principal executive offices)	(Zip Code)

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
YES☐         NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐         NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒         NO o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.
YES☐         NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.T
YES☐         NO☒

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
YES☐        NO ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2010 was $53,658,241 based upon the price from the last trade of $18.62.  The common stock is not quoted or traded on an exchange and there is no established or liquid market for the common stock.

As of March 10, 2011, there were issued and outstanding 5,559,644 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:
(1)  Proxy Statement for the 2010 Annual Meeting of Stockholders of the Registrant (Part III).

TABLE OF CONTENTS

		Page
Part I.
Item 1	Business	4
Item 1A	Risk Factors	15
Item 1B	Unresolved Staff Comments	21
Item 2	Properties	22
Item 3	Legal Proceedings	23
Item 4	Reserved	23

Part II.
Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
	Purchases of Equity Securities	23
Item 6	Selected Financial Data	25
Item 7	Management's Discussion and Analysis of Financial Condition and Results
	of Operations	27
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	50
Item 8	Financial Statements and Supplementary Data	52
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial
	Disclosures	85
Item 9a(T)	Controls and Procedures	85
Item 9b	Other Information	85

Part III.
Item 10	Directors, Executive Officers and Corporate Governance	86
Item 11	Executive Compensation	86
Item 12	Security Ownership of Certain Beneficial Owners, Management and Related Stockholder	86
	Matters
Item 13	Certain Relationships and Related Transactions and Director Independence	86
Item 14	Principal Accountant Fees and Services	86

Part IV.
Item 15	Exhibits and Financial Statement Schedules	87

 PART 1

Item 1 – Business
Background
    First Guaranty Bancshares, Inc. (the “Company”) is a bank holding company headquartered in Hammond, Louisiana with one wholly owned subsidiary, First Guaranty Bank (the “Bank”). At December 31, 2010, the Company had consolidated assets of $1.133 billion with $97.9 million in consolidated stockholders’ equity. The Company’s executive office is located at 400 East Thomas Street, Hammond, Louisiana 70401. The telephone number is (985) 345-7685. The Company is subject to extensive regulation by the Board of Governors of the Federal Reserve System (“FRB”).
    First Guaranty Bank is a Louisiana state chartered commercial bank with 16 full-service banking facilities and one drive-up only facility located in southeast, southwest and north Louisiana. The Bank was organized under Louisiana law in 1934 and changed its name to First Guaranty Bank in 1971. Deposits are insured up to the maximum legal limits by the FDIC. The Bank is not a member of the Federal Reserve System. As of December 31, 2010, the Bank was the sixth largest Louisiana-based bank and the fourth largest Louisiana bank not headquartered in New Orleans, as measured by total assets. On October 22, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Greensburg Bancshares, Inc. (“Greensburg Bancshares”) and its wholly-owned subsidiary, Bank of Greensburg (“Greensburg”).  For further information see "Entry into Material Definitive Agreement."
Business Objective
    The Company’s business objective is to provide value to customers by delivering products and services matched to customer needs. We emphasize personal relationships and localized decision making. The Board of Directors and senior Management have extensive experience and contacts in our marketplace and are an important source of new business opportunities.
    The Company’s business plan emphasizes both growth and profitability.  From December 31, 2006 to December 31, 2010, assets have grown from $715.2 million to $1.133 billion.

Market Areas
    Our focus is on the bedroom communities of metropolitan markets, small cities and rural areas in southeast, southwest and north Louisiana. In southeast Louisiana, seven branches are located in Tangipahoa Parish in the towns of Amite, Hammond (2), Independence, Kentwood and Ponchatoula (2). Two branches are located in Livingston Parish, one branch in Denham Springs and the other in Walker. In southwest Louisiana, we have branches in Abbeville and Jennings which are located in Vermillion Parish and Jefferson Davis Parish, respectively. The remaining six branches are located in north Louisiana, in Haynesville and Homer, which are both in Claiborne Parish; in Oil City and Vivian, both in Caddo Parish; in Dubach in Lincoln Parish and Benton, in Bossier Parish. Our core market remains in the home parish of Tangipahoa where approximately 33.0% of deposits and 39.8% of net loans were based in 2010.
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

Banking Products and Services
    The Company offers personalized commercial banking services to businesses, professionals and individuals. We offer a variety of deposit products including personal and business checking and savings accounts, time deposits, money market accounts and NOW accounts. Other services provided include personal and commercial credit cards, remote deposit capture, safe deposit boxes, official checks, traveler's checks, internet banking, online bill pay, mobile banking and lockbox services. Also offered is 24-hour banking through internet banking, voice response and 26 automated teller machines. Although full trust powers have been granted, we do not actively operate or have any present intention to activate a trust department.

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

Employees
   At December 31, 2010, the Company employeed 246 full-time equivalent employees.  None of our employees are represented by a collective bargaining group. The Company has a good relationship with its employees.

Data Processing
    Since November 2001, customer information has been housed on equipment owned by Financial Institution Service Corporation (FISC). FISC is a cooperative jointly owned by a number of Louisiana and Mississippi state banks that are currently serviced by FISC. The 2010 annual cost of this service was $0.8 million. The current arrangements are adequate and are expected to be able to accommodate our needs for the foreseeable future.

Information Technology Infrastructure
    Our wide area network links more than 25 remote sites.  All of the Company's network devices communicate via secure network.  We have a redundant back-up site located in Homer, Louisiana.

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

Bank Regulation and Supervision
    Banking is a complex, highly regulated industry. Consequently, the growth and earnings performance of First Guaranty Bancshares, Inc. and its subsidiary bank can be affected not only by Management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. These authorities include, but are not limited to, the FRB, the FDIC, the Louisiana Office of Financial Institutions (“OFI”), the U.S. Internal Revenue Service and state taxing authorities. The effect of these statutes, regulations and policies and any changes to any of them can be significant and cannot be predicted.
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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”).
    The Dodd-Frank Act made extensive changes in the regulation of depository institutions.  For example, the Dodd-Frank Act creates a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board.  The Consumer Financial Protection Bureau will assume responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to prudential regulators, and will have authority to impose new requirements.  Institutions of less than $10 billion in assets, such as First Guaranty Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of, their federal prudential regulator rather than the Consumer Financial Protection Bureau.
    In addition to creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, directs changes in the way that institutions are assessed for deposit insurance, requires more stringent consolidated capital requirements for bank holding companies, requires originators of securitized loans to retain a percentage of the risk for the transferred loans, establishes regulatory rate-setting for certain debit card interchange fees, repeals restrictions on the payment of interest on commercial demand deposits, contains a number of reforms related to mortgage originations and requires public companies to give stockholders a non-binding vote on executive compensation and golden parachutes.  Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations.  Their impact on operations can not yet be fully assessed.  However, there is significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense for First Guaranty Bank.

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

    Dividends. The Federal Reserve Bank has stated that generally, a bank holding company, should not maintain a rate of distributions to shareholders unless its available net income has been sufficient to fully fund the distributions, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. As a Louisiana corporation, the Company is restricted under the Louisiana corporate law from paying dividends under certain conditions. The Company is currently required to obtain prior written approval from the FRB before declaring or paying any corporate dividend.
    The Company is also restricted under the terms of the agreement related to the issuance of the Treasury Capital Purchase Program preferred stock from raising its dividend level or engaging in other capital transactions.  See "Troubled Assets Relief Program."
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
    Activities that the FRB has found to be so closely related to banking as to be a proper incident to the business of banking include, but are not limited to:
   factoring accounts receivable;
   making, acquiring, brokering or servicing loans and usual related activities;
   leasing personal or real property;
   operating a non-bank depository institution, such as a savings association;
   trust company functions;
   financial and investment advisory activities;
   conducting discount securities brokerage activities;
   underwriting and dealing in government obligations and money market instruments;
   providing specified Management consulting and counseling activities;
   performing selected data processing services and support services;
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
  lending, exchanging, transferring, investing for others, or safeguarding money or securities;
  insuring, guaranteeing or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent or broker for these purposes, in any state;
  providing financial, investment or advisory services;
  issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;
  underwriting, dealing in or making a market in securities;
  other activities that the FRB may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;
  foreign activities permitted outside of the United States if the FRB has determined them to be usual in connection with banking operations abroad;
  merchant banking through securities or insurance affiliates; and
  insurance company portfolio investments.
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

  Insurance of Deposit Accounts.
    First Guaranty Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in First Guaranty Bank are insured by the FDIC, previously up to a maximum of $100,000 for each separately insured depositor and $250,000 for self-directed retirement accounts. However, in view of the recent economic crisis, the FDIC temporarily increased the deposit insurance available on all deposit accounts to $250,000.  The Dodd-Frank Act made that level of coverage permanent. In addition, the Dodd-Frank Act requires that certain non-interest-bearing transaction accounts maintained with depository institutions be fully insured, regardless of the dollar amount, until December 31, 2012.
    The FDIC imposes an assessment for deposit insurance against all depository institutions. That assessment is based on the risk category of each institution, which is derived from examination and supervisory information.  The FDIC first establishes an institution's initial base assessment rate based upon the risk category, with less risky institution paying lower rates.  That initial base assessment rate ranges, from 12 to 45 basis points, depending upon the risk category of the institution.  The initial base assessment is then adjusted (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate are generally based upon an institution's levels of unsecured debt, secured liabilities and brokered deposits.  The total base assessment rate, as adjusted, ranges from 7 to 77.5 basis points of the institution's assessable deposits.  The FDIC may adjust the scale uniformly, except when no adjustment may deviate more than three basis points from the base scale without notice and comment.
    On May 22, 2009, the FDIC issued a final rule that imposed a special five basis point assessment on each FDIC-insured depository institution's assets minus its Tier 1 capital, on June 30, 2009, which was collected on September 30, 2009. The special assessment was capped at 10 basis points of an institution's domestic deposits.
    Subsequently the FDIC adopted a rule pursuant to which all insured depository institutions were required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. That pre-payment, which was due on December 30, 2009, amounted to approximately $4.5 million for the Bank. The amount of prepayment was determined based on certain assumptions, including an annual 5% growth rate in the assessment base through the end of 2012.  The pre-payment was been recorded as a prepaid expense asset at December 31. 2009 and will be amortized to expense over three years.
    Most recently, the Dodd-Frank Act required the FDIC to revise its risk-based assessment schedule and procedures to base the assessment on each institution’s average total assets less tangible capital, rather than deposits.  The FDIC has issued a final rule that will implement that directive effective April 1, 2011.
    The Federal Deposit Insurance Corporation has authority to increase insurance assessments.  A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of First Guaranty Bank.  Management cannot predict what insurance assessment rates will be in the future.

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
         In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds  issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2010, the annualized FICO assessment was 1.04 basis points of assessable deposits maintained at an institution.

  Other Regulations. Interest and other charges collected or contracted is subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to federal laws applicable to credit transactions, such as:
  the federal "Truth -In-Lending Act," governing disclosures of credit terms to consumer borrowers;
  the "Home Mortgage Disclosure Act of 1975," requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obigation to help meet the housing needs of the community it serves;
  the "Equal Credit Opportunity Act," prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
  the "Fair Credit Reporting Act of 1978," governing the use and provision of information to credit reporting agencies;
  the "Real Estate Settlement Procedures Act";
  the "Fair Debt Collection Act," governing the manner in which consumer debts may be collected by collection agencies; and
  The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.
    The deposit operations are subject to:
  the "Right to Financial Privacy Act," which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
  the "Electronic Funds Transfer Act," and Regulation E issued by the FRB to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services;
  the "Truth in Savings Act"; and
  the "Expedited Funds Availability Act".
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
    In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies with assets of $500 million or more. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the FRB’s risk-based capital measure for market risk. All other bank holding companies with assets of $500 million or more generally are required to maintain a leverage ratio of at least 4%. The guidelines also provide that bank holding companies of such size experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The FRB considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities. The FRB and the FDIC have adopted amendments to their risk-based capital regulations to provide for the consideration of interest rate risk in the agencies’ determination of a banking institution’s capital adequacy.

The Dodd-Frank Act requires the Federal Reserve Board to issue consolidated regulatory capital requirements for bank holding companies that are at least as stringent as those applicable to insured depository institutions.  Such regulations, when issued, will eliminate the use of certain instruments, such as cumulative preferred stock and trust preferred securities, from Tier 1 holding company capital.  Instruments issued by May 19, 2010 by bank holding companies with consolidated assets of less than $15 billion (as of December 31, 2009) are grandfathered.

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
  First Guaranty Bank’s loans or extensions of credit to affiliates;
  First Guaranty Bank’s  investment in affiliates;
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

Brokered Deposits and Pass-Through Insurance
    An FDIC-insured depository institution cannot accept, rollover or renew brokered deposits unless it is well capitalized or adequately capitalized and receives a waiver from the FDIC. A depository institution that cannot receive brokered deposits also cannot offer “pass-through” insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized depository institution may not pay an interest rate on any deposits in excess of 0.75% over certain prevailing market rates specified by regulation. As of December 31, 2010, the Bank had $12.9 million in brokered deposits through the Certificate of Deposit Account Registry Service (CDARS).

Interstate Branching
    Effective June 1, 1997, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits state and national banks with different home states to operate branches across state lines with approval of the appropriate federal banking agency, unless the home state of a participating bank passed legislation “opting out” of interstate banking.  The Dodd-Frank Act amended federal law to allow banks to branch de novo into another state if that state allows banks chartered by it to establish branches within its borders.  First Guaranty Bank currently has no branches outside of Louisiana.

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

Sarbanes-Oxley Act
    The Company is also subject to the Sarbanes-Oxley Act of 2002, which has imposed corporate governance and accounting oversight restrictions and responsibilities on the board of directors, executive officers and independent auditors. The law has increased the time spent discharging responsibilities and costs for audit services. Beginning in 2007, Management was required to report on the effectiveness of internal controls and procedures. The Company is a smaller reporting company and is not required to get an attestation report from our external auditor on the effectiveness of our internal controls over financial reporting until our public float exceeds $75 million.

Effect of Governmental Policies
    The difference between the interest rate paid on deposits and other borrowings and the interest rate received on loans and securities comprise most of a bank’s earnings.  In order to mitigate the interest rate risk inherent in the industry, the banking business is becoming increasingly dependent on the generation of fee and service charge revenue.
    The earnings and growth of a bank will be affected by both general economic conditions and the monetary and fiscal policy of the United States Government and its agencies, particularly the Federal Reserve. The Federal Reserve sets national monetary policy such as seeking to curb inflation and combat recession.  This is accomplished by its open-market operations in United States government securities, adjustments to the discount rates on borrowings and target rates for federal funds transactions.  The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits and also affect interest rates on loans and deposits.  The nature and timing of any future changes in monetary policies and their potential impact on the Company cannot be predicted.
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

Entry into Material Definitive Agreement

    On October 22, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Greensburg Bancshares, Inc. (“Greensburg Bancshares”) and its wholly-owned subsidiary, Bank of Greensburg (“Greensburg”).
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
    At December 31, 2010, Greensburg Bancshares had total assets of approximately $89.3 million, including loans of $67.5 million.  Total deposits were $79.8 million.
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
    It is expected that the Merger will be completed during the second quarter of 2011 following receipt of all regulatory and shareholder approvals.

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

    FDIC Temporary Liquidity Guarantee Program. First Guaranty Bancshares, Inc. and First Guaranty Bank have chosen to participate in the FDIC’s Temporary Liquidity Guarantee Program (the “TLGP”), which applies to, among other, all U.S. depository institutions insured by the FDIC and all United States bank holding companies, unless they have opted out. Under the TLPG, the FDIC guarantees certain senior unsecured debt of the holding company and bank, as well as non-interest bearing transaction account deposits at First Guaranty Bank. Under the debt guarantee component of the TLGP, the FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest.  Neither First Guaranty Bancshares, Inc. nor First Guaranty Bank issued debt under the TLGP.
     Under the transaction account guarantee component of the TLGP, all non-interest bearing transaction accounts maintained at First Guaranty Bank are insured in full by the FDIC until June 30, 2010, later extended to December 31, 2010, regardless of the standard maximum deposit insurance amounts. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 was assessed on a quarterly basis to insured depository institutions participating in this component of the TLGP.  The Company chose to participate in this component of the TLGP.  The Dodd-Frank Act extended unlimited coverage for certain non-interest bearing transaction accounts through December 31, 2012.  The cost associated with that coverage will be part of the usual FDIC assessment.

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
  Limits on compensation incentives for risk taking for senior executive officers.
  Requirement of recovery of any compensation paid based on inaccurate financial information.
  Prohibition on "Golden Parachute Payments".
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
  Limitation on luxury expenditures.
  TARP recipients are required to permit a separate shareholder vote to approve the compensation of executives, as disclosed pursuant  to the SEC's compensation disclosure rules.
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
          The capital and credit markets have been experiencing volatility and disruption for more than twenty-four months. The volatility and disruption has reached unprecedented levels. Dramatic declines in the housing market over the past two years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institution industry. In particular, we may face the following risks in connection with these events:
  We expect to face increased regulation of our industry, including as a result of the Emergency Economic Stabilization Act of 2008 (EESA).
  Compliance with such regulation may increase our costs and limit our ability to pursue business oppotunities.
   Market developments and the resulting economic pressure on consumers may affect consumer confidence levels and may cause increases in delinquencies and default rates, which, among other effects, could affect our charge-offs and provision for laon losses.  Competition in the industry could intensify as a result of the increasing consolidation of financial services companies in connection with the current market conditions.
  The current market disruptions make valuation even more difficult and subjective, and our ability to measure the fair value of our assets could be adversely affected.  If we determine that a significant portion of our assets have values significantly below their recorded carrying value, we could recognize a material charge to earnings in the quarter in which such determination was made, our capital ratios would be adversely affected and a rating agency might downgrade our credit rating or put us on credit watch.

Certain changes in interest rates, inflation, deflation, or the financial markets could affect demand for our products and our ability to deliver products efficiently.
          Loan originations, and potentially loan revenues, could be adversely impacted by sharply rising interest rates. Conversely, sharply falling rates could increase prepayments within our securities portfolio lowering interest earnings from those investments. An underperforming stock market could reduce brokerage transactions, therefore reducing investment brokerage revenues; in addition, wealth management fees associated with managed securities portfolios could also be adversely affected. An unanticipated increase in inflation could cause our operating costs related to salaries and benefits, technology, and supplies to increase at a faster pace than revenues.
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
    Since December 31, 2006, assets have grown 58.4%, loan balances have grown 11.9% and deposits have grown 60.8%.  Continued growth depends, in part, upon the ability to expand market presence, to successfully attract core deposits, and to identify attractive commercial lending opportunities.
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
    At December 31, 2010, $292.8 million, or 50.9% of the loan portfolio consisted of non-farm non-residential real estate loans (primarily loans secured by commercial real estate such as office buildings, hotels and gaming facilities). These loans generally expose a lender to greater risk of nonpayment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential loans. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Emphasis on the origination of short-term loans could expose us to increased lending risks.
    At December 31, 2010, $495.1 million, or 86.0% of our loan portfolio consisted of loans that mature within five years. These loans typically provide for payments based on a ten to twenty-year amortization schedule. This results in our borrowers having significantly higher final payments due at maturity, known as a “balloon payment”. In the event our borrowers are unable to make their balloon payments when they are due, we may incur significant losses in our loan portfolio. Moreover, while the shorter maturities of our loan portfolio help us to manage our interest rate risk, they also increase the reinvestment risk associated with new loan originations. To mitigate this risk, we generally will originate loans to existing customers. There can be no assurance that during an economic slow-down we might not incur significant losses as our loan portfolio matures.

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

The oil leak in the Gulf of Mexico and legislative and regulatory responses thereto could have a negative impact on the Company’s customers and, indirectly, result in a negative impact on our earnings.

In late April 2010, the explosion and collapse of a drilling rig in the Gulf of Mexico off the Louisiana coast caused a major oil spill that has now been contained. In response to the oil spill, the U.S. Government imposed a moratorium on deepwater drilling operations and issued new regulations intended to improve the safety of these operations. A moratorium on new wells was ultimately rescinded in October 2010, and the industry is in the process of working to comply with these new requirements. The U.S. Congress currently is considering legislation that could impact offshore drillers’ operations. The Company has identified and communicated with customers that may be affected by the oil spill and its effects. The Company currently believes that its exposure to this event remains extremely limited. As of December 31, 2010, no credit relationship had been adversely classified as a result of the oil spill. However, new legislation or regulations that affect offshore exploration and production activities or substantially increase the cost of these activities could negatively impact customers in this industry and the general economy in our market area.

If the allowance for loan losses is not sufficient to cover actual loan losses, earnings could decrease.
    Loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. We may experience significant credit losses, which could have a material adverse effect on our operating results. Various assumptions and judgments about the collectability of the loan portfolio are made, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of many loans. In determining the amount of the allowance for loan losses, Management reviews the loans and the loss and delinquency experience and evaluates economic conditions. If assumptions prove to be incorrect, the allowance for loan losses may not cover inherent losses in the loan portfolio at the date of the financial statements. Material additions to the allowance would materially decrease net income. At December 31, 2010, our allowance for loan losses totaled $8.3 million, representing 1.44% of loans, net of unearned income.
    Management believes it has underwriting standards to manage normal lending risks, and at December 31, 2010, nonperforming loans consisted of $30.4 million, or 5.28% of loans, net of unearned income. We can give no assurance that the nonperforming loans will not increase or that nonperforming or delinquent loans will not adversely affect future performance.
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
    In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2010, approximately 79.8% of our total loans were secured by real estate.  Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio. In addition, substantially all of our loans are to individuals and businesses in Louisiana.  Our business customers may not have customer bases that are as diverse as businesses serving regional or national markets. Consequently, any decline in the economy of our market area could have an adverse impact on our revenues and financial condition.  In particular, we may experience increased loan delinquencies, which could result in a higher provision for loan losses and increased charge-offs. Any sustained period of increased non-payment, delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, results of operations and financial condition.

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
    Our success of First Guaranty Bancshares, Inc. and First Guaranty Bank has been largely due to the efforts of our Executive Management team consisting of Alton B. Lewis, Chief Executive Officer, Michael R. Sharp, President, Larry A. Stark, Executive Vice President and Eric J. Dosch, Chief Financial Officer. In addition, we substantially rely upon Marshall T. Reynolds, our Chairman of the Board of Directors.  The loss of services of one or more of these individuals may have a material adverse effect on our ability to implement our business plan.

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
    Net interest income is the most significant component of our operating income. We do not rely on nontraditional sources of fee income utilized by some community banks, such as fees from sales of insurance, securities or investment advisory products or services. For the years ended December 31, 2010, 2009, and 2008 our net interest income was $38.2 million, $32.3 million, and $31.8 million respectively.  The amount of our net interest income is influenced by the overall interest rate environment, competition, and the amount of interest-earning assets relative to the amount of interest-bearing liabilities. In the event that one or more of these factors were to result in a decrease in our net interest income, we do not have significant sources of fee income to make up for decreases in net interest income.

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
    We are unable to predict fluctuations in market interest rates, which are affected by, among other factors, changes in the following:
     inflation rates;
     business activity levels;
     money supply; and
     domestic and foreign financial markets.

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
   At December 31, 2010, gross unrealized losses in the Company’s investment portfolio equaled approximately $10.0 million relating to securities with an aggregate fair value of $310.1 million. The gross unrealized losses were partially offset by gross unrealized gains of $5.1 million on other securities. There can be no assurance that future factors or combinations of factors will not cause the Company to conclude in one or more future reporting periods that an unrealized loss that exists with respect to any of its securities constitutes an impairment that is other than temporary.

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
     The Company is required to test goodwill and core deposit intangible assets for impairment on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities and information concerning the terminal valuation of similarly situated insured depository institutions. The Company conducted its goodwill impairment testing as of October 1, 2010.  The results of the testing indicated that no goodwill impairment existing. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common shares or our regulatory capital levels.

If we were unable to borrow funds through access to capital markets, we may not be able to meet the cash flow requirements of our depositors and borrowers or the operating cash needs to fund corporate expansion and other corporate activities.
    Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. The liquidity of our Company is used to make loans and leases to repay deposit liabilities as they become due or are demanded by customers.  Liquidity policies and limits are established by the board of directors. Management and the Investment Committee regularly monitor the overall liquidity position of the Company to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity. Management and the Investment Committee also establish policies and monitor guidelines to diversify the bank's funding sources. Funding sources include Federal funds purchased, securities sold under repurchase agreements, non-core deposits, and short- and long-term debt. We are also members of the Federal Home Loan Bank (“FHLB”) System, which provides funding through advances to members that are collateralized with certain loans.

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
    Amounts available under our existing credit facilities as of December 31, 2010, consist of $52.2 million available at the Federal Home Loan Bank and $48.4 million in the form of federal funds and/or other lines of credit.
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
    As of March 14, 2011, our directors and executive officers (and their affiliates) beneficially owned 2,948,152 shares or approximately 53.0% of our common stock. Because of the large percentage of common stock held by our directors and executive officers, such persons could significantly influence the outcome of any matter submitted to a vote of our shareholders even if other shareholders were in favor of a different result.

Our participation in the U.S. Treasury’s Capital Purchase Program imposes restrictions on us that limit our ability to perform certain equity transactions, including the payment of dividends and common stock purchases.
    On August 28, 2009, we issued and sold $20.7 million in Fixed Rate Cumulative Perpetual Preferred Stock, Series A and a warrant to purchase shares of the Company’s Fixed Rate Cumulative Preferred Stock, Series B to the Treasury Department as part of the Capital Purchase Program. The Series A preferred shares will pay a cumulative dividend rate of five percent (5.0%) per annum for the first five years and will reset to a rate of nine percent (9.0%) per annum after year five. Immediately following the issuance of the Series A Preferred Stock and the Warrant, the Treasury Department exercised its rights under the Warrant to acquire shares of the Series B Preferred Stock through a cashless exercise. The Series B Preferred Stock pays cumulative dividends at a rate of nine percent (9.0%) per annum.  The Series B Preferred Stock generally has the same rights and privileges as the Series A Preferred Stock. The dividends and potential increase in dividends if we do not redeem the preferred stock may significantly impact our operating results, liquidity, and capital position.
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

Item 1B – Unresolved Staff Comments
    None.

Item 2 - Properties
    The Company does not directly own any real estate, but it does own real estate indirectly through its subsidiary. The Bank operates 17 retail-banking centers and one drive-up facility. The following table sets forth certain information relating to each office. The net book value of our properties at December 31, 2010 was $9.0 million.

Location	Use of Facilities	Year Facility Opened or Acquired	Owned/ Leased
First Guaranty Square 400 East Thomas Street Hammond, LA 70401	Bank’s Main Office	1975	Owned
2111 West Thomas Street Hammond, LA 70401	Guaranty West Banking Center	1974	Owned
100 East Oak Street Amite, LA 70422	Amite Banking Center	1970	Owned
455 Railroad Avenue Independence, LA 70443	Independence Banking Center	1979	Owned
301 Avenue F Kentwood, LA 70444	Kentwood Banking Center	1975	Owned
170 West Hickory Ponchatoula, LA 70454	Ponchatoula Banking Center	1960	Owned
189 Burt Blvd Benton, LA 71006	Benton Banking Center	2010	Owned
126 South Hwy. 1 Oil City, LA 71061	Oil City Banking Center	1999	Owned
401 North 2nd Street Homer, LA 71040	Homer Main Banking Center	1999	Owned
10065 Hwy 79 Haynesville, LA 71038	Haynesville Banking Center	1999	Owned
117 East Hico Street Dubach, LA 71235	Dubach Banking Center	1999	Owned
102 East Louisiana Avenue Vivian, LA 71082	Vivian Banking Center	1999	Owned
500 North Cary Jennings, LA 70546	Jennings Banking Center	1999	Owned
799 West Summers Drive Abbeville, LA 70510	Abbeville Banking Center	1999	Owned
105 Berryland Ponchatoula, LA 70454	Berryland Banking Center	2004	Leased
2231 S. Range Avenue Denham Springs, LA 70726	Denham Springs Banking Center	2005	Owned
North 6th Street Ponchatoula, LA 70454	Ponchatoula Banking Center 1	2007	Owned
29815 Walker Rd S Walker, LA 70785	Walker Banking Center	2007	Owned
1 This banking facility was closed on March 14, 2008 and consolidated with the Ponchatoula Banking Center.
   The Bank also owns four additional properties which are currently not being used as banking facilities. One of the properties is a banking center location previously owned and operated by Homestead Bank in Amite, Louisiana but was closed at the time of the merger. This facility is currently being used for storage.  The Bank also acquired, in the Homestead Bank merger, a banking facility located in Ponchatoula, Louisiana. This facility was closed in March 2008 and currently is leased. Management’s intentions are to sell these two properties.

Item 3 - Legal Proceedings
    The Company is subject to various legal proceedings in the normal course of its business. It is Management’s belief that the ultimate resolution of such claims will not have a material adverse effect on the financial position or results of operations. At December 31, 2010, we were not involved in any material legal proceedings.

Item 4 - Removed and Reserved

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
    The following table sets forth the high and low bid quotations for First Guaranty Bancshares, Inc.’s common stock for the periods indicated. These quotations represent trades of which we are aware and do not include retail markups, markdowns, or commissions and do not necessarily reflect actual transactions. As of December 31, 2010, there were 5,559,644 shares of First Guaranty Bancshares, Inc. common stock issued and outstanding with a total of 1,361 shareholders of record.

	2010			2009
Quarter Ended:	High	Low	Dividend	High	Low	Dividend
March	$17.00	$17.00	$0.16	$25.00	$17.00	$0.16
June	18.62	17.00	0.16	17.00	17.00	0.16
September	18.62	17.50	0.16	17.00	15.00	0.16
December	18.62	18.62	0.16	17.00	12.00	0.16

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

    Additionally, under the Louisiana Business Corporation Act, First Guaranty Bancshares, Inc. is prohibited from paying any cash dividends to shareholders if, after the payment of such dividend, its total assets would be less than its total liabilities or where net assets are less than the liquidation value of shares that have a preferential right to participate in First Guaranty Bancshares, Inc.’s assets in the event First Guaranty Bancshares, Inc. were to be liquidated.

    First Guaranty Bancshares, Inc. must seek prior approval from the Federal Reserve Bank before paying dividends to its shareholders.

    We have not repurchased any shares of our outstanding common stock during the past year.

Stock Performance Graph
    The line graph below compares the cumulative total return for the Company’s common stock with the cumulative total return of both the NASDAQ Stock Market Index for U.S. companies and the NASDAQ Index for bank stocks for the period December 31, 2006 through December 31, 2010. The total return assumes the reinvestment of all dividends and is based on a $100 investment on December 31, 1998. It also reflects the stock price on December 31st of each year shown, although this price reflects only a small number of transactions involving a small number of directors of the Company or affiliates or associates and cannot be taken as an accurate indicator of the market value of the Company’s common stock.

RETURN GRAPH

Cummulative Return of First Guaranty Bank Compared to NASDAQ Bank Index and NASDAQ Composite Index

	2006	2007	2008	2009	2010
First Guaranty Bank(1)	168.05	178.89	188.75	133.18	150.89
NASDAQ - Bank	185.98	144.93	110.26	89.86	100.54
NASDAQ - Composite	110.15	120.96	71.92	103.49	120.99

Cumulative Return
200
180
160
140
120
100
80
60
40
20
0
2006
2007
2008
2009
2010
First Guaranty
NASDAQ - Bank
NASDAQ - Composite

(1) Total Return is given for First Guaranty. Total return assumes reinvestment of all dividends and is based on a $100 investment on December 31, 1998.

    We have no equity based benefit plans.

Item 6 - Selected Financial Data
    The following selected financial data should be read in conjunction with the financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K. Except for the data under “Performance Ratios,” “Capital Ratios” and “Asset Quality Ratios,” the income statement data and share and per share data for the years ended December 31, 2010, 2009 and 2008 and the balance sheet data as of December 31, 2010 and 2009 are derived from the audited financial statements and related notes which are included elsewhere in this Form 10-K, and the income statement data and share and per share data for the years ended December 31, 2007 and 2006 and the balance sheet data as of December 31, 2008, 2007and 2006 are derived from the audited financial statements and related notes that are not included in this Form 10-K.

	At or For the Years Ended December 31,
	2010	2009	2008	2007	2006

Year End Balance Sheet Data:
(in thousands)
Securities	$481,961	$261,829	$139,162	$142,068	$158,352
Federal funds sold	9,129	13,279	838	35,869	6,793
Loans, net of unearned income	575,640	589,902	606,369	575,256	507,195
Allowance for loan losses	8,317	7,919	6,482	6,193	6,675
Total assets(1)	1,132,792	930,847	871,233	807,994	715,216
Total deposits	1,007,383	799,746	780,372	723,094	626,293
Borrowings	12,589	31,929	18,122	13,494	24,568
Stockholders' equity(1)	97,938	94,935	65,487	66,355	59,471
Common Stockholders' equity(1)	76,963	74,165	65,487	66,355	59,471

Average Balance Sheet Data:
(dollars in thousands)
Securities	$342,589	$245,952	$127,586	$152,990	$178,419
Federal funds sold	11,007	24,662	17,247	8,083	3,115
Loans, net of unearned income	593,429	599,609	600,854	543,946	505,623
Total earning assets	964,039	906,158	752,093	712,212	690,057
Total assets	1,015,681	948,556	797,024	751,237	726,593
Total deposits	883,440	842,274	707,114	658,456	622,869
Borrowings	27,324	22,907	16,287	23,450	42,435
Stockholders' equity	99,575	77,135	67,769	63,564	56,640
Stockholders' common equity	79,245	70,055	67,769	63,564	56,640

Performance Ratios:
Return on average assets	0.99%	0.80%	0.69%	1.30%	1.16%
Return on average common equity	12.65%	10.84%	8.13%	15.37%	14.88%
Return on average tangible assets(2)	0.99%	0.80%	0.69%	1.30%	1.16%
Return on average tangible common equity(3)	12.95%	11.14%	8.77%	16.47%	15.73%
Net interest margin	3.96%	3.57%	4.25%	4.79%	4.60%
Average loans to average deposits	67.17%	71.19%	84.97%	82.61%	81.18%
Efficiency ratio (1)	56.20%	60.80%	70.73%	55.80%	51.80%
Efficiency ratio (excluding amortization of
intangibles and securities transactions) (1)	59.25%	61.99%	61.20%	54.59%	49.90%
Full time equivalent employees (year end)	246	230	225	222	196

(1) For the years ended 2006, 2007 and 2008 amounts were restated in 2009 to reflect prior period adjustments.
(2) Average tangible assets represent average assets less average core deposit intangibles.
(3) Average tangible equity represents average equity less average core deposit intangibles.

	At or For the Years Ended December 31,
	2010	2009	2008	2007	2006

Capital Ratios:
Average stockholders' equity to average assets	9.80%	8.13%	8.50%	8.46%	7.80%
Average tangible equity to average tangible assets(1),(2)	9.64%	7.95%	8.25%	8.31%	7.71%
Common stockholders' equity to total assets(3)	6.79%	7.97%	7.52%	8.21%	8.32%
Tier 1 leverage capital(3)	8.69%	9.58%	7.88%	7.38%	8.11%
Tier 1 capital(3)	11.98%	11.90%	9.19%	10.13%	9.85%
Total risk-based capital(3)	13.03%	12.97%	10.11%	11.09%	10.96%

Income Data:
(dollars in thousands)
Interest income	$51,390	$47,191	$47,661	$55,480	$50,937
Interest expense(3)	13,223	14,844	15,881	21,934	19,769
Net interest income(3)	38,167	32,347	31,780	33,546	31,168
Provision for loan losses	5,654	4,155	1,634	1,918	4,419
Noninterest income (excluding securities transactions)	6,741	5,909	5,689	5,176	4,601
Securities (losses) gains	2,824	2,056	(1)	(478)	(234)
Loss on securities impairment	-	(829)	(4,611)	-	-
Noninterest expense(3)	26,827	24,007	23,241	21,341	18,373
Earnings before income taxes(3)	15,251	11,321	7,982	14,985	12,744
Net income(3)	10,025	7,595	5,512	9,772	8,431
Net income available to common shareholders(3)	8,692	7,001	5,512	9,772	8,431

Per Common Share Data:
Net earnings(3)	$1.56	$1.26	$0.99	$1.76	$1.52
Cash dividends paid	0.64	0.64	0.64	0.63	0.60
Book value(3)	13.84	13.34	11.78	11.94	10.70
Dividend payout ratio(3)	40.94%	50.82%	64.53%	35.85%	39.56%
Weighted average number of shares outstanding	5,559,644	5,559,644	5,559,644	5,559,644	5,559,644
Number of shares outstanding (year end)	5,559,644	5,559,644	5,559,644	5,559,644	5,559,644
Market data:
High	$18.62	$25.00	$25.00	$24.30	$23.42
Low	$17.00	$12.00	$24.30	$23.42	$18.57
Trading Volume	181,353	165,386	368,454	924,692	535,264
Stockholders of record	1,361	1,356	1,343	1,293	1,181

Asset Quality Ratios:
Nonperforming assets to total assets	2.73%	1.68%	1.14%	1.39%	1.85%
Nonperforming assets to loans	5.38%	2.65%	1.63%	1.95%	2.61%
Loan loss reserve to nonperforming assets	26.9%	50.68%	65.46%	55.26%	50.43%
Net charge-offs to average loans	0.89%	0.45%	0.22%	0.50%	1.06%
Provision for loan loss to average loans	0.95%	0.69%	0.27%	0.35%	0.87%
Allowance for loan loss to total loans	1.44%	1.34%	1.07%	1.08%	1.32%

(1) Average tangible assets represents average assets less average core deposit intangibles.
(2) Average tangible equity represents average equity less average core deposit intangibles.
(3) For the years ended 2006, 2007 and 2008 amounts were restated in 2009 to reflect prior period adjustments.

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
    Changes in such estimates may have a significant impact on the financial statements. For further discussion of the allowance for loan losses, see the “Allowance for Loan Losses” section of this analysis and Note 1 and Note 5 to the Consolidated Financial Statements.
    Valuation of Goodwill, Intangible Assets and Other Purchase Accounting Adjustments. The Company's goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. The Company’s goodwill is tested for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. A goodwill impairment test includes two steps. Step one, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Step two of the goodwill impairment test compares the implied estimated fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill for that reporting unit exceeds the implied fair value of that unit’s goodwill, an impairment loss is recognized in an amount equal to that excess. Based on Management’s goodwill impairment tests, there was no impairment of goodwill at December 31, 2010.  For additional information on goodwill and intangible assets, see Note 7 to the Consolidated Financial Statements.

2010 Financial Overview

Financial highlights for 2010 and 2009 are as follows:
•
Net income for 2010 and 2009 was $10.0 million and $7.6 million respectively.  Net income to common shareholders after preferred stock dividends was $8.7 million and $7.0 million for 2010 and 2009, with earnings per common share of $1.56 and $1.26 respectively.  The increase in net income was primarily the result of an increase in net interest income due to a larger investment portfolio and higher loan pricing.  The Company also recognized gains from sales of securities of $2.8 million compared to $2.1 million for 2009.

•	Net interest income for 2010 and 2009 was $38.2 million and $32.3 million, respectively. The net interest margin for the Company was 4.0% at December 31, 2010 and 3.6% at December 31, 2009.
•	The provision for loan losses for 2010 was $5.7 million compared to $4.2 million for 2009.
•
Total assets at December 31, 2010 were $1.133 billion, an increase of $201.9 million or 21.7% when compared to $930.8 million at December 31, 2009. The increase in assets primarily resulted from excess cash received from deposit growth which was primarily invested in the securities portfolio.

•
Investment securities totaled $482.0 million at December 31, 2010, an increase of $220.1 million when compared to $261.8 million at December 31, 2009. At December 31, 2010, available for sale securities, at fair value, totaled $322.1 million, an increase of $72.6 million when compared to December 31, 2009. The Company had $159.8 million in the held to maturity category as of December 31, 2010.  Our securities in the held to maturity category totaled $12.3 million at December 31, 2009.

•
The net loan portfolio at December 31, 2010 totaled $567.3 million, a decrease of $14.7 million from the December 31, 2009 level of $582.0 million.  Net loans are reduced by the allowance for loan losses which totaled $8.3 million for December 31, 2010 and $7.9 million for December 31, 2009.

•	Non-performing assets at December 31, 2010 were $31.0 million, an increase of $15.3 million compared to December 31, 2009.
•	Total deposits increased $207.6 million or 26.0% in 2010 compared to the year ended December 31, 2009.
•
Return on average assets for the twelve months ending December 31, 2010 and December 31, 2009 was 1.0% and 0.8% respectively.  Return on average common shareholders’ equity for  2010 and 2009 were 12.7% and 10.8% respectively.  Return on average assets is calculated by dividing  net income before preferred dividends by average assets.  Return on common shareholders’ equity is calculated by dividing net earnings applicable to common shareholders by average common shareholders’ equity.

•	The Company’s Board of Directors declared cash dividends of $0.64 per common share in 2010 and 2009.

Financial Condition
    Assets. Total assets at December 31, 2010 were $1.133 billion, an increase of $201.9 million, or 21.7%, from $930.8 million at December 31, 2009. Federal funds sold decreased $4.2 million from December 31, 2009 to December 31, 2010 and total loans for the same period decreased $14.3 million. Cash and due from banks increased $2.3 million from 2009 to 2010.  Additionally, total investment securities increased $220.1 million to $482.0 million from December 31, 2009 to December 31, 2010. Total deposits increased by $207.6 million or 26.0% from 2009 to 2010. At December 31, 2010, the Company had no long-term borrowings compared to long-term borrowings of $20.0 million at December 31, 2009.

Investment Securities. The securities portfolio consisted principally of U.S. Government agency securities, corporate debt securities and mutual funds or other equity securities. The securities portfolio provides us with a relatively stable source of income and provides a balance to interest rate and credit risks as compared to other categories of assets.
    The securities portfolio totaled $482.0 million at December 31, 2010, representing an increase of $220.1  million from December 31, 2009. The primary changes in the portfolio consisted of $1.0 billion in purchases, sales totaling $44.3 million, and calls and maturities of $768.1 million.
    At December 31, 2010, approximately 2.4% of the securities portfolio (excluding Federal Home Loan Bank stock) matures in less than one year while securities with maturity dates over 10 years totaled 26.9% of the portfolio. At December 31, 2010, the average maturity of the securities portfolio was 6.5 years, compared to the average maturity at December 31, 2009 of 6.3 years.
    During the fourth quarter of 2009, three agency securities with a par value of $10.0 million were transferred from available for sale to held to maturity.  These three securities had a fair market value totaling $9.8 million and an average maturity of aproximately 14 years.  The unrealized loss of $0.2 million was recorded as a component of other comprehensive loss and will be amortized over the life of the securities or until the security is called.
At December 31, 2010, securities totaling $322.1 million were classified as available for sale and $159.8 million were classified as held to maturity as compared to $249.5 million and $12.3 million, respectively at December 31, 2009.
    Securities classified as available for sale are measured at fair market value. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, market yield curves, prepayment speeds, credit information and the instrument’s contractual terms and conditions, among other things. Securities classified as held to maturity are measured at book value. See Note 3 to the Consolidated Financial Statements for additional information.
    The book yields on securities available for sale ranged from 0.8% to 10.9% at December 31, 2010, exclusive of the effect of changes in fair value reflected as a component of stockholders’ equity. The book yields on held to maturity securities ranged from 2.1% to 4.0%.

         Securities classified as available for sale had gross unrealized losses totaling $5.5 million at December 31, 2010.  These losses include $4.0 million in unrealized losses on U.S. Government agency securities, which have been in a loss position for less than 12 months. The Company believes that it will collect all amounts contractually due and has the intent and the ability to hold these securities until the fair value is at least equal to the carrying value. At December 31, 2009, securities classified as available for sale had gross unrealized losses totaling $2.8 million. See Note 3 to the Consolidated Financial Statements for additional information.
    Average securities as a percentage of average interest-earning assets were 35.5% and 27.1% at December 31, 2010 and 2009, respectively. This increase reflected, in part, Management’s decision to deploy a certain amount of funds into investment securities, rather than loans, to manage our interest rate risk, in a low interest rate environment in 2010.  At December 31, 2010 and 2009, $271.5 million and $154.5 million in securities were pledged, respectively.
    In the second quarter of 2010, the Company sold the $12.1 million that remained in the held to maturity category.  This represented approximately 4.0% of the total investment portfolio and 1.0% of assets.  Several of the securities sold included mortgage backed securities and agency bullet securities which were no longer part of Management's investment portfolio strategy. During the third quarter of 2010, the Company experienced significant deposit growth but decreased loan demand.  Deposits grew approximately $123.0 million or 14.0% from June 30, 2010 to December 31, 2010.  Net loans declined $38.0 million or 6.0% during the same period.  Investment securities increased $142.0 million or 42% from June 30, 2010 to December 31, 2010.  Market conditions continued to be historically volatile and interest rates declined to levels not seen in decades.
    Given the changes in the Company’s balance sheet observed  during the third quarter and following the completion of a five year strategic plan, securities purchased pursuant to this plan were classified as held to maturity.  The Company determined the unprecedented market conditions and volatility coupled with a revised five year strategic plan that a waiting period of one quarter was appropriate based on the materiality conditions and the type of securities in the held to maturity portfolio sold during the second quarter of 2010.
     The held to maturity portfolio is comprised of government sponsored enterprise securities such as FHLB, FNMA, FHLMC, and FFCB.  The securities have maturities of 15 years or less and the securities are used to collateralize public funds.  The Company has maintained public funds in excess of $175.0 million since December 2007.  Management believes that public funds will continue to be a significant part of the Company's deposit base and will need to be collateralized by securities in the investment portfolio.

 Loans. The origination of loans is the primary use of our financial resources and represents the largest component of earning assets. At December 31, 2010, the loan portfolio (loans, net of unearned income) totaled $575.6 million, a decrease of approximately $14.3 million, or 2.4%, from the December 31, 2009 level of $589.9 million. The decrease in net loans primarily includes a reduction of $13.1 million in real estate construction and land development loans, a reduction of $5.8 million in commercial and industrial loans, a reduction of $7.9 million in non-farm non-residential loans secured by real estate, partially offset by an increase of $5.6 million in multifamily loans.
      Loans represented 57.1% of deposits at December 31, 2010, compared to 73.8% of deposits at December 31, 2009. Loans secured by real estate decreased $17.7 million to $459.4 million at December 31, 2010. Commercial and industrial loans decreased $5.8 million to $76.6 million at December 31, 2010. Real estate and related loans comprised 79.8% of the portfolio in 2010 as compared to 80.9% in 2009. Commercial and industrial loans comprised 13.3% of the portfolio in 2010 as compared to 14.0% in 2009.
    Loan charge-offs taken during 2010 totaled $5.6 million, compared to charge-offs of $2.9 million in 2009. Of the loan charge-offs in 2010, approximately $1.8 million were loans secured by real estate, $3.4 million were commercial and industrial loans and $0.4 million were consumer and other loans. In 2010, recoveries of $0.4 million were recognized on loans previously charged off as compared to $0.2 million in 2009.

 Nonperforming Assets. Nonperforming assets were $31.0 million, or 2.7% of total assets at December 31, 2010, compared to $15.6 million, or 1.7% of total assets at December 31, 2009. The increase resulted from a $14.5 million increase in non-accrual loans, and an increase of $0.9 million in 90 days past due loans.  The increase in nonaccrual loans was primarily in construction and land development, multifamily, and non-farm non-residential loans.  The increase in nonperforming assets was concentrated in less than ten customer relationships.

    Deposits. Total deposits increased by $207.6 million or 26.0%, to $1.01 billion at December 31, 2010 from $799.7 million at December 31, 2009.  In 2010, noninterest-bearing demand deposits decreased $0.9 million, interest-bearing demand deposits increased $3.9 million and savings deposits increased $6.4 million. Time deposits increased $198.3 million, or 45.1%.   The increase in deposits was principally due to an increase of $88.7 million in public funds deposits and a deposit promotion program that increased deposits by over $100.0 million. The increase in public fund deposits was the primary result of three municipalities maintaining higher deposit balances.
    Public fund deposits totaled $356.2 million or 35.4% of total deposits at December 31, 2010.  Six public entities comprised $277.6 million or 77.9% of the total public funds as of December 31, 2010.  At December 31, 2009, public fund deposits represented 33.6% of total deposits with a balance of $268.5 million.

    Borrowings. Short-term borrowings increased $0.7 million in 2010 to $12.6 million at December 31, 2010 from $11.9 million at December 31, 2009. Short-term borrowings are used to manage liquidity on a daily or otherwise short-term basis. The short-term borrowings at December 31, 2010 and 2009, respectively was solely comprised of repurchase agreements. Overnight repurchase agreement balances are monitored daily for sufficient collateralization.
    There were no long-term borrowings at December 31, 2010, compared to $20.0 million at December 31, 2009.

    Stockholders’ Equity. Total stockholders’ equity increased $3.0 million or 3.2% to $97.9 million at December 31, 2010 from $94.9 million at December 31, 2009. The increase in stockholders’ equity is attributable to the $10.0 million in consolidated earnings for 2010 which was partially offset by $3.6 million in dividends on common stock, $1.1 million in dividends on preferred stock, and a $2.3 million decrease in the unrealized gain on available for sale securities.  Included in stockholders' equity are two classes of preferred stock Series A at $19.9 million and Series B at $1.1 million. Series A and Series B were  issued in August 2009 to the Treasury Department. See Note 11 to the Consolidated Financial Statements for additional information.

    Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the dates indicated.

	December 31,
	2010		2009		2008
		As % of		As % of		As % of
	Balance	Category	Balance	Category	Balance	Category
	(in thousands)
Real estate
Construction & land development	$65,570	11.4%	$78,686	13.3%	$92,029	15.2%
Farmland	13,337	2.3%	11,352	1.9%	16,403	2.7%
1-4 Family	73,158	12.7%	77,470	13.1%	79,285	13.1%
Multifamily	14,544	2.5%	8,927	1.5%	15,707	2.6%
Non-farm non-residential	292,809	50.8%	300,673	51.0%	261,744	43.0%
Total real estate	459,418	79.7%	477,108	80.8%	465,168	76.6%

Agricultural	17,361	3.0%	14,017	2.4%	18,536	3.0%
Commercial and industrial	76,590	13.3%	82,348	13.9%	105,555	17.4%
Consumer and other	22,970	4.0%	17,226	2.9%	17,926	3.0%
Total loans before unearned income	576,339	100.0%	590,699	100.0%	607,185	100.0%
Less: unearned income	(699)		(797)		(816)
Total loans net of unearned income	$575,640		$589,902		$606,369

	December 31,
	2007		2006
		As % of		As % of
	Balance	Category	Balance	Category
	(in thousands)
Real estate
Construction & land development	$98,127	17.0%	$49,837	9.9%
Farmland	23,065	4.0%	25,582	5.0%
1-4 Family	84,640	14.7%	67,022	13.2%
Multifamily	13,061	2.3%	14,702	2.9%
Non-farm non-residential	236,474	41.1%	256,176	50.5%
Total real estate	455,367	79.1%	413,319	81.5%

Agricultural	16,816	2.9%	16,359	3.2%
Commercial and industrial	81,073	14.1%	59,072	11.6%
Consumer and other	22,517	3.9%	18,880	3.7%
Total loans before unearned income	575,773	100.0%	507,630	100.0%
Less: unearned income	(517)		(435)
Total loans net of unearned income	$575,256		$507,195

The four most significant categories of our loan portfolio are construction and land development real estate loans, 1-4 family residential loans, non-farm non-residential real estate loans and commercial and industrial loans.
    The Company’s credit policy dictates specific loan-to-value and debt service coverage requirements. The Company generally requires a maximum loan-to-value of 85.0% and a debt service coverage ratio of 1.25x to 1.0x for non-farm non-residential real estate loans. In addition, personal guarantees of borrowers are required as well as applicable hazard, title and flood insurance. Loans may have a maximum maturity of five years and a maximum amortization of 25 years. The Company may require additional real estate or non-real estate collateral when deemed appropriate to secure the loan.
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
    The Company generally requires a maximum loan-to value of 75.0% and a debt service coverage ratio of 1.25x to 1.0x for construction land development loans. In addition, detailed construction cost breakdowns, personal guarantees of borrowers and applicable hazard, title and flood insurance are required. Loans may have a maximum maturity of 12 months for the construction phase and a maximum maturity of 24 months for the sell-out phase. The Company may require additional real estate or non-real estate collateral when deemed appropriate to secure the loan.
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

    Loan Maturities by Type. The following table summarizes the scheduled repayments of our loan portfolio including non-accruals at December 31, 2010. Loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization.

	December 31, 2010
	One Year	One Through	After
	or Less	Five Years	Five Years	Total
	(in thousands)
Real estate:
Construction and land development	$50,377	$11,979	$3,214	$65,570
Farmland	6,647	3,863	2,827	13,337
1-4 Family	19,745	24,098	29,315	73,158
Multifamily	7,815	5,426	1,303	14,544
Non-farm non-residential	114,034	172,283	6,492	292,809
Total real estate	198,618	217,649	43,151	459,418

Agricultural	7,080	3,414	6,867	17,361
Commercial and industrial	46,185	23,869	6,536	76,590
Consumer and other	7,767	15,054	149	22,970
Total loans before unearned income	$259,650	$259,986	$56,703	$576,339
Less: unearned income				(699)
Total loans net of unearned income				$575,640

The following table sets forth the scheduled contractual maturities at December 31, 2010 of fixed- and floating-rate loans excluding non-accrual loans.

	December 31, 2010
	Fixed	Floating	Total
	(in thousands)

One year or less	$67,944	$167,399	$235,343
One to five years	127,401	132,345	259,746
Five to 15 years	2,456	30,953	33,409
Over 15 years	9,735	9,388	19,123
Subtotal	207,536	340,085	547,621
Nonaccrual loans			28,718
Total loans			$576,339
Unearned Income			(699)
Total loans net of unearned income	$575,640

    At December 31, 2010, fixed rate loans totaled $207.5 million or 37.9% of total loans excluding non-accrual loans and variable rate loans totaled $340.1 or 62.1% of total loans excluding non-accrual loans.  Throughout 2010, Management added floors to floating rate loans, primarily tied to the prime rate.  As of December 31, 2010, the portfolio consisted of $340.1 million in variable rate loans with $292.0 million or 85.8% at the floor rate.

    Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Non-accrual loans:
Real estate loans:
Construction and land development	$3,383	$2,841	$1,644	$1,841	$2,676
Farmland	-	54	182	419	33
1 - 4 family residential	1,480	2,814	1,445	1,819	3,202
Multifamily	1,357	-	-	2	-
Non-farm non-residential	21,944	7,439	5,263	4,950	3,882
Non-real estate loans:
Agricultural	446	-	-	-	-
Commercial and industrial	76	830	275	978	267
Consumer and other	32	205	320	279	302
Total non-accrual loans	28,718	14,183	9,129	10,288	10,362

Loans 90 days and greater delinquent
and still accruing:
Real estate loans:
Construction and land development	-	-	-	-	-
Farmland	-	-	-	-	-
1 - 4 family residential	1,663	757	185	544	334
Multifamily	-	-	-	-	-
Non-farm non-residential	-	-	-	-	-
Non-real estate loans:
Agricultural	-	-	-	-	-
Commercial and industrial	-	-	17	-	-
Consumer and other	10	28	3	3	-
Total loans 90 days greater
delinquent and still accruing	1,673	785	205	547	334

Total non-performing loans	30,391	14,968	9,334	10,835	10,696

Real estate owned:
Construction and land development	231	-	89	84	2,217
Farmland	-	-	-	-	-
1 - 4 family residential	232	292	223	170	78
Multifamily	-	-	-	-	-
Non-farm non-residential	114	366	256	119	245
Non-real estate loans:
Agricultural	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Consumer and other	-	-	-	-	-
Total real estate owned	577	658	568	373	2,540

Total non-performing assets	$30,968	$15,626	$9,902	$11,208	$13,236

Restructured Loans	9,535				51

Ratios:
Non-performing assets to total loans	5.38%	2.65%	1.63%	1.95%	2.61%
Non-performing assets to total assets	2.73%	1.68%	1.14%	1.39%	1.85%

    For the years ended December 31, 2010 and 2009, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $1.7 million and $0.4 million, respectively. Interest income recognized on such loans for 2010 was $3.7 million.
    Nonperforming assets totaled $31.0 million or 2.73% of total assets at December 31, 2010, an increase of $15.3 million from December 31, 2009.  Management has not identified additional information on any loans not already included in impaired loans or the nonperforming asset total that indicates possible credit problems that could cause doubt as to the ability of borrowers to comply with the loan repayment terms in the future.
    Nonaccrual loans increased $14.5 million from December 31, 2009 to December 31, 2010. There were increases in construction and land development nonaccrual loans, nonfarm nonresidential nonaccrual loans and multi-family non-accrual loans.
    During 2010, there was a $0.5 million increase in construction and land development nonaccrual loans.  This increase in nonaccrual construction and land development was due mainly to three loans.  Two of these loans were made to the same borrower to purchase land for future development for a total outstanding balance of $0.6 million.  The third loan was a vacant land purchase for future development in the amount of $1.3 million. There was also a total of $1.4 million in nonaccrual loans were moved to OREO property and subsequently sold.
    Non-farm non-residential nonaccrual loans increased $14.5 million from December 31, 2009 to December 31, 2010.  This increase is reflective of five loans, two of which were for the construction of a climate controlled storage facility.  These two loans totaled $8.0 million to the same borrower.  A third loan, in the amount of $3.8 million, is to a hotel which has seen a drop in revenue due to the recession's impact on the hotel industry.  The remaining loans consist of a church loan in the amount of $2.6 million and $1.1 million loan to a non-owner occupied real estate loan.  The $1.1 million loan is secured by a warehouse and has been added to nonaccrual due to lack of occupancy of the building.
    Multi-family non-accrual loans increased $1.4 million during 2010.  This was due to one loan in the amount of $1.3 million secured by an apartment complex.  This project has experienced slow sales of units, due to the recession, and has implemented a change in management to help correct the problem.  The borrower has since decided to lease the remaining units.
   At December 31, 2010, there were decreases of  $54,000 in farmland, $1.3 million in 1-4 family residential, $0.8 million in commercial and industrial and $0.2 million in consumer and other non-accrual loans. See preceding table for further information.

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

  past due and nonperforming assets;
  specific internal analysis of loans requiring special attention;
  the current level of regulatory classified and criticized assets and the associated risk factors with each;
  changes in underwriting standards or lending procedures and policies;
  charge-off and recovery practices;
  national and local economic and business conditions;
  nature and volume of loans;
  overall portfolio quality;
  adequacy of loan collateral;
  quality of loan review system and degree of oversight by its Board of Directors;
  competition and legal and regulatory requirements on borrowers;
  examinations of the loan portfolio by federal and state regulatory agencies and examinations;
  and review by our internal loan review department and independent accountants.

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

The following table shows the allocation of the allowance for loan losses by loan type as of December 31, 2010, 2009, and 2008.
	At December 31,
	2010			2009			2008
		Percent of	Percent of		Percent of	Percent of		Percent of	Percent of
	Allowance	Allowance to	loans in each	Allowance	Allowance to	Loans in Each	Allowance	Allowance to	Loans in Each
	for Loan	Total Allowance	category to	for Loan	Total Allowance	Category to	for Loan	Total Allowance	Category to
	Losses	for Loan Losses	Total loans	Losses	for Loan Losses	Total Loans	Losses	for Loan Losses	Total Loans
	(in thousands)
Real estate loans:
Construction and land development	$977	11.7%	11.4%	$1,176	14.9%	13.3%	$315	4.9%	15.2%
Farmland	46	0.5%	2.3%	56	0.7%	1.9%	39	0.6%	2.7%
1 - 4 family residential	1,891	22.7%	12.7%	2,466	31.2%	13.1%	1,712	26.4%	13.1%
Multifamily	487	5.9%	2.5%	128	1.6%	1.5%	227	3.5%	2.6%
Non-farm non-residential	3,423	41.2%	50.8%	2,727	34.4%	51.0%	2,572	39.6%	43.0%
Non-real estate loans:
Agricultural	80	1.0%	3.0%	82	1.0%	2.4%	92	1.4%	3.0%
Commercial and industrial	510	6.1%	13.3%	1,031	13.0%	13.9%	1,119	17.3%	17.4%
Consumer and other	390	4.7%	4.0%	246	3.1%	2.9%	355	5.5%	3.0%
Unallocated	513	6.2%	N/A %	7	0.1%	N/A	51	0.8%	N/A
Total	$8,317	100.0%	100.0%	$7,919	100.0%	100.0%	$6,482	100.0%	100%

    The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)

Balance at beginning of period	$7,919	$6,482	$6,193	$6,675	$7,597

Charge-offs:
Real estate loans:
Construction and land development	(5)	(448)	(166)	(386)	(5,008)
Farmland	-	-	(10)	(123)	-
1 - 4 family residential	(1,534)	(564)	(260)	(639)	(59)
Multifamily	-	-	-	-	-
Non-farm non-residential	(235)	(586)	(256)	(1,901)	(208)
Commercial and industrial loans	(3,395)	(678)	(561)	(273)	(301)
Consumer and other	(444)	(603)	(360)	(563)	(312)
Total charge-offs	(5,613)	(2,879)	(1,613)	(3,885)	(5,888)

Recoveries:
Real estate loans:
Construction and land development	1	1	2	779	39
Farmland	-	1	-	14	-
1 - 4 family residential	11	15	10	14	25
Multifamily	-	-	-	-	-
Non-farm non-residential	30	-	57	4	40
Commercial and industrial loans	164	28	10	148	304
Consumer and other	151	116	189	201	139
Total recoveries	357	161	268	1,160	547

Net charge-offs	(5,256)	(2,718)	(1,345)	(2,725)	(5,341)
Provision for loan losses	5,654	4,155	1,634	1,918	4,419
Additional provision from acquisition	-	-	-	325	-

Balance at end of period	$8,317	$7,919	$6,482	$6,193	$6,675

Ratios:
Net loan charge-offs to average loans	0.89%	0.45%	0.22%	0.50%	1.06%
Net loan charge-offs to loans at end of period	0.91%	0.46%	0.22%	0.47%	1.05%
Allowance for loan losses to loans at end of period	1.44%	1.34%	1.07%	1.08%	1.32%
Net loan charge-offs to allowance for loan losses	63.20%	34.32%	20.75%	44.00%	80.01%
Net loan charge-offs to provision charged to expense	92.96%	65.42%	82.32%	142.04%	120.86%

 Investment Securities Portfolio. The securities portfolio totaled $482.0 million at December 31, 2010 and consisted principally of U.S. Government agency securities,  corporate debt securities, mutual funds or other equity securities and municipal bonds. The portfolio provides us with a relatively stable source of income and provides a balance to interest rate and credit risks as compared to other categories of the balance sheet.
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
     Federal Home Loan Mortgage Corporation (Freddie Mac)
     Federal National Mortgage Association (Fannie Mae)
     Federal Home Loan Bank (FHLB)
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
    Equity securities are generally traded on either one of the listed stock exchanges, including NASDAQ or an over-the-counter market. The market value of equity shares is influenced by prevailing economic conditions such as the company’s performance (ie. earnings) supply and demand and interest rates.
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
    At December 31, 2010, $11.7 million or 2.4% of our securities (excluding Federal Home Loan Bank of Dallas stock) were scheduled to mature in less than one year and securities with maturity dates 10 years and over totaled 26.9% of the total portfolio. The average maturity of the securities portfolio was 6.5 years.
    At December 31, 2010, securities totaling $322.1 million were classified as available for sale and $159.8 million were classified as held to maturity, compared to $249.5 million classified as available for sale and $12.3 million classified as held to maturity at December 31, 2009.
    In the second quarter of 2010, the Company sold the $12.1 million that remained in the held to maturity category.  This represented approximately 4.0% of the total investment portfolio and 1.0% of assets.  Several of the securities sold included mortgage backed securities and agency bullet securities which were no longer part of Management's investment portfolio strategy.  During the third quarter of 2010, the Company experienced significant deposit growth but decreased loan demand.  Deposits grew approximately $123.0 million or 14.0% from June 30, 2010 to December 31, 2010.  Net loans declined $38.0 million or 6.0% during the same period.  Investment securities increased $142.0 million or 42% from June 30, 2010 to December 31, 2010.  Market conditions continued to be historically volatile and interest rates declined to levels not seen in decades.
    Given the changes in the Company’s balance sheet observed  during the third quarter and following the completion of a five year strategic plan, certain agency securities purchased pursuant to this plan were classified as held to maturity.  The Company determined the unprecedented market conditions and volatility coupled with a revised five year strategic plan that a waiting period of one quarter was appropriate based on the materiality conditions and the type of securities in the held to maturity portfolio sold during the second quarter of 2010.
     The held to maturity portfolio is comprised of government sponsored enterprise securities such as FHLB, FNMA, FHLMC, and FFCB.  The securities have maturities of 15 years or less and the securities are used to collateralize public funds.  The Company has maintained public funds in excess of $175.0 million since December 2007.  Management believes that public funds will continue to be a significant part of the Company's deposit base and will need to be collateralized by securities in the investment portfolio.

    Management believes that the Company has both the intent and ability to hold to maturity the $159.8 million in securities placed in this category.  Management has modeled the investment portfolio for liquidity risks and believes that the Company has the ability under multiple interest rate scenarios to hold the portfolio to maturity.
    Securities classified as available for sale are measured at fair market value and securities classified as held to maturity are measured at book value. The Company obtains fair value measurements from an independent pricing service to value securities classified as available for sale. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, market yield curves, prepayment speeds, credit information and the instrument’s contractual terms and conditions, among other things. For more information on securities and fair market value see Notes 3 and 21 to the Consolidated Financial Statements.
    Total net securities gains were $2.8 million of which net AFS gains totaled $2.4 million and net HTM gains totaled $0.4 million at December 31, 2010. Securities classified as available for sale had gross unrealized gains totaling $5.1 million at December 31, 2010, which includes $0.2 million in unrealized gains on agency securities, $4.8 million in unrealized gains on corporate bonds and $20,000 in unrealized gains on mutual funds or other equity securities. Securities classified as available for sale had gross unrealized losses totaling $5.5 million at December 31, 2010, which includes $4.0 million in unrealized losses on agency securities, $1.3 million in unrealized losses on corporate bonds and $0.1 million in unrealized losses on mutual funds or other equity securities. Securities classified as held to maturity had gross unrealized losses totaling $4.5 million at December 31, 2010. There were no held to maturity securities with unrealized gains as of December 31, 2010. At December 31, 2009, securities classified as available for sale had gross unrealized losses totaling $2.8 million.
    All agency securities have been in a loss position for less than 12 months. The Company had fifty-seven U.S. Government agency securities, one-hundred fifty-six corporate debt securities and one municipal that had gross unrealized losses for less than 12 months. The Company had thirteen corporate debt securities and two equity securities which have been in a continuous unrealized loss position for 12 months or longer.  The Company believes that it will collect all amounts contractually due and has the intent and the ability to hold these securities until the fair value is at least equal to the carrying value. Management periodically assesses the quality of our investment holdings using procedures similar to those used in assessing the credit risks inherent in the loan portfolio.
    At December 31, 2010, it is Management’s opinion that we held no investment securities which bear a greater than the normal amount of credit risk as compared to similar investments and that no securities had an amortized cost greater than their recoverable value. See Notes 3 and 21 to the Consolidated Financial Statements for additional information.
    Average securities as a percentage of average interest-earning assets were 35.5% for the year December 31, 2010 and 27.1% for the year ended December 31, 2009. All securities held at December 31, 2010 qualified as pledgeable securities, except $138.5 million of debt securities and $6.0 million of equity securities. Securities pledged at December 31, 2010 totaled $271.5 million.

 The following tables set forth the composition of our investment securities portfolio (excluding Federal Home Loan Bank of Dallas stock) at the dates indicated.

	December 31, 2010				December 31, 2009
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(in thousands)
Available for sale:
U.S. Government Agencies	$172,958	$242	$(3,982)	$169,218	$140,843	$382	$(1,562)	$139,663
Mortgage-backed obligations	-	-	-	-	1,472	104	-	1,576
Asset-backed securities	-	-	-	-	-	8	-	8
Corporate debt securities	138,925	4,804	(1,331)	142,398	92,414	5,648	(1,086)	96,976
Mutual funds or other equity securities	1,250	20	(132)	1,138	1,380	62	(185)	1,257
Municipal bonds	9,388	-	(14)	9,374	10,000	-	-	10,000
Total available for sale securities	$322,521	$5,066	$(5,459)	$322,128	$246,109	$6,204	$(2,833)	$249,480

Held to maturity:
U.S. Government Agencies	$159,833	$-	$(4,507)	$155,326	$10,721	$52	$-	$10,773
Mortgage-backed obligations	-	-	-	-	1,628	61	-	1,689
Total held to maturity securities	$159,833	$-	$(4,507)	$155,326	$12,349	$113	$-	$12,462

    During 2010, the Company did not recognize any other than temporary impairment on securities.
    During 2009, the evaluation of securities with continuous unrealized losses indicated that there was a credit loss evident on one corporate bond and it was determined that this investment was other-than-temporarily impaired. In addition, three asset-backed securities were deemed to be other-than-temporarily impaired. The Company recorded other than-temporary impairment charges on these securities totaling $829,000 before tax, $547,000 after tax, for the year ended December 31, 2009. An other-than-temporary impairment charge was taken on 12 securities totaling $4.6 million in 2008.
    The Company did not recognize any other impairment charges in 2009 or 2008 other than those stated above

    Investment Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2010 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(in thousands)
Available for sale:
U.S. Government agencies	$-	-	$13,999	2.19%	$78,975	3.29%	$79,984	3.79%
Corporate debt securities	10,562	6.72%	48,385	6.17%	75,578	4.71%	4,400	7.78%
Mutual funds or other equity securities	-	-	-	-	-	-	1,250	2.82%
Municipal bonds	872	0.78%	3,496	0.79%	3,628	0.86%	1,392	5.77%
Total available for sale securities	$11,434	6.21%	$65,880	5.00%	$158,181	3.89%	$87,026	4.01%

Held to maturity:
U.S. Government agencies	$-	-	$7,968	2.37%	$106,876	2.75%	$44,989	3.54%
Total held to maturity securities	$-	-	$7,968	2.37%	$106,876	2.75%	$44,989	3.54%

	Total Securities
			Weighted
	Amortized		Average
	Cost	Fair Value	Yield
	(in thousands)
Available for sale:
U.S. Government agencies	$172,958	$169,218	3.43%
Corporate debt securities	138,925	142,398	5.47%
Mutual funds or other equity securities	1,250	1,138	2.82%
Municipal bonds	9,388	9,374	1.55%
Total available for sale securities	$322,521	$322,128	4.23%

Held to maturity:
U.S. Government agencies	$159,833	$155,326	2.95%
Total held to maturity securities	$159,833	$155,326	2.95%

    Deposits. The following table sets forth the distribution of our total deposit accounts, by account type, for the periods indicated.

	December 31,
	2010			2009			2008
	(in thousands)

	Balance	As % of Total	Wtd Avg Rate	Balance	As % of Total	Wtd Avg Rate	Balance	As % of Total	Wtd Avg Rate
Noninterest-bearing demand	$130,897	13.0%	0.0%	$131,818	16.5%	0.0%	$118,255	15.2%	0.0%
Interest-bearing demand	192,139	19.1%	0.5%	188,252	23.5%	0.6%	180,230	23.1%	1.4%
Savings	46,663	4.6%	0.1%	40,272	5.0%	0.2%	41,357	5.3%	0.4%
Time	637,684	63.3%	2.3%	439,404	55.0%	2.8%	440,530	56.4%	3.6%
Total deposits	$1,007,383	100.0%		$799,746	100.0%		$780,372	100.0%

    As of December 31, 2010, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $420.1 million. The following table sets forth the maturity of those certificates as of December 31, 2010, 2009 and 2008.

	December 31,
	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(in thousands)

Due in one year or less	$209,979	1.32%	$234,685	1.71%	$163,375	2.10%
Due after one year through three years	189,833	2.56%	19,930	3.89%	57,431	4.04%
Due after three years	20,331	3.51%	16,577	4.91%	26,944	4.19%
Total	$420,143	1.99%	$271,192	2.06%	$247,750	2.78%

    Borrowings. The following table sets forth information concerning balances and interest rates on all of our short-term borrowings at the dates and for the periods indicated.

	December 31,
	2010	2009	2008
	(in thousands)

Outstanding at year end	$12,589	$11,929	$9,767
Maximum month-end outstanding	30,465	26,372	41,321
Average daily outstanding	13,086	18,233	11,379
Weighted average rate during the year	0.21%	0.81%	2.16%
Average rate at year end	0.21%	0.23%	0.19%

    At December 31, 2010, all long-term debt from FHLB advances had been repaid.

    Stockholders’ Equity and Return on Equity and Assets. Stockholders’ equity provides a source of permanent funding, allows for future growth and the ability to absorb unforeseen adverse developments. At December 31, 2010, stockholders’ equity totaled $97.9 million compared to $94.9 million at December 31, 2009.
    Information regarding performance and equity ratios is as follows:
	December 31,
	2010	2009	2008

Return on average assets	0.99%	0.80%	0.69%
Return on average common equity	12.65%	10.84%	8.13%
Dividend payout ratio	40.94%	50.82%	64.53%

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

Results of Operations for the Years Ended December 31, 2010 and 2009

    Net Income. Net income for the year ended December 31, 2010 was $10.0 million, an increase of $2.4 million or 32.0%, from $7.6 million for the year ended December 31, 2009. Net income available to common shareholders for the year ended December 31, 2010 was $8.7 million, an increase of $1.7 million from the $7.0 million for the year ended December 31, 2009. The increase in income can be largely attributed to an increase of $4.0 million in securities interest income as well as a year over year reduction of $1.6 million in interest expense. Net interest income increased by $5.8 million and the provision for loan losses increased $1.5 million.  In addition, net gains on sales of securities increased $0.8 million from $2.1 million in 2009 to $2.8 million in 2010 as well as no loss from impaired securities in 2010 compared to a $0.8 million loss in 2009. Noninterest expense increased $2.8 million primarily from increased salaries expense as well as an increase in other expenses which include: professional fees, data processing, advertising, insurance, travel, depreciation, sales and franchise tax as well as tax on capital. Income tax expense increased by $1.5 million due to the increase in net income. Earnings per common share for the year ended December 31, 2010 was $1.56 per common share, an increase of 23.8% or $0.30 per common share from $1.26 per common share for the year ended December 31, 2009.
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
    Net interest income in 2010 was $38.2 million, an increase of $5.8 million or 18.0%, when compared to $32.3 million in 2009.  Loans are our largest interest-earning asset, and 62.3% of our total loans are floating rate loans which are primarily tied to the prime lending rate. After the prime rate dropped 400 basis points in 2008, Management began adding floors to floating rate loans. Loans which have floors greater than the rate due under the variable rate provision are considered fixed rate loans until such time that the floors equals the rate due under the variable rate provision. The loan floors were the first step to managing the net interest income and have continued into 2010 as well as continuing to build the investment portfolio. The cost of our interest-bearing liabilities was positively impacted by the reduction all cost of funds paid on interest-bearing liabilities. As of December 31, 2010, time deposits represented 63.3% of our total deposits, which is an increase from 54.9% of total deposits at December 31, 2009.

   Comparing 2010 to 2009, the average yield on interest-earning assets increased by 0.12% and the average rate paid on interest-bearing liabilities decreased by 0.30%. The net yield on interest-earning assets was 4.0% for the year ended December 31, 2010, compared to 3.6% for 2009.

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
	Years Ended December 31,
	2010			2009			2008
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(in thousands)
Assets
Interest-earning assets:
Interest-earning deposits with banks (1)	$ 16,923	$ 41	0.2%	$ 35,800	$ 388	1.1%	$ 5,725	$ 224	3.9%
Securities (including FHLB stock)	342,589	15,043	4.4%	245,952	11,085	4.5%	127,586	6,594	5.2%
Federal funds sold	11,007	13	0.1%	24,662	34	0.1%	17,247	392	2.3%
Loans held for sale	91	5	5.5%	135	7	5.1%	681	45	6.6%
Loans, net of unearned income	593,429	36,288	6.1%	599,609	35,677	6.0%	600,854	40,406	6.7%
Total interest-earning assets	964,039	51,390	5.3%	906,158	47,191	5.2%	752,093	47,661	6.3%

Noninterest-earning assets:
Cash and due from banks	17,961			17,775			22,468
Premises and equipment, net	16,662			16,175			15,960
Other assets	17,019			8,448			6,503
Total	$ 1,015,681	$ 51,390		$ 948,556	$ 47,191		$ 797,024	$ 47,661

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Demand deposits	$ 185,195	$ 846	0.5%	$ 203,467	$ 1,179	0.6%	$ 197,822	$ 2,798	1.4%
Savings deposits	43,544	42	0.1%	41,747	98	0.2%	43,631	193	0.4%
Time deposits	529,181	12,218	2.3%	479,255	13,310	2.8%	346,282	12,432	3.6%
Borrowings	27,324	117	0.4%	22,907	257	1.1%	16,287	458	2.8%
Total interest-bearing liabilities	785,244	13,223	1.7%	747,376	14,844	2.0%	604,022	15,881	2.6%

Noninterest-bearing liabilities:
Demand deposits	125,520			117,805			119,379
Other	5,343			6,240			5,854
Total liabilities	916,107	13,223		871,421	14,844		729,255	15,881
Stockholders' equity	99,574			77,135			67,769
Total	$ 1,015,681	13,223		$ 948,556	14,844		$ 797,024	15,881
Net interest income		$ 38,167			$ 32,347			$ 31,780
Net interest rate spread (2)			3.6%			3.2%			3.7%
Net interest-earning assets (3)	$ 178,795			$ 158,782			$ 148,071
Net interest margin (4)			4.0%			3.6%			4.2%

Average interest-earning assets to
interest-bearing liabilities			122.8%			121.2%			124.5%

     (1) Interest-earning deposits with banks include reserves kept with the Federal Reserve Bank that are classified on the balance sheet as "cash and due from banks".  The reserves are not classified as interest-earning demand deposits on the balance sheet because interest is only paid on amounts in excess of minimum reserve requirements.
     (2) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
     (3) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
     (4) Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended December 31,
	2010 Compared to 2009				2009 Compared to 2008
	Increase (Decrease) Due To				Increase (Decrease) Due To
			Rate/	Increase/			Rate/	Increase/
	Volume	Rate	Volume	Decrease	Volume	Rate	Volume	Decrease
				(in thousands)
Interest earned on:
Interest-earning deposits with banks	$ (204)	$ (301)	$ 158	$ (347)	$ 1,177	$ (162)	$ (851)	$ 164
Securities (including FHLB stock)	4,355	(285)	(112)	3,958	6,118	(844)	(783)	4,491
Federal funds sold	(19)	(5)	3	(21)	169	(368)	(159)	(358)
Loans held for sale	(2)	-	-	(2)	(36)	(10)	8	(38)
Loans, net of unearned income	(368)	989	(10)	611	(84)	(4,655)	10	(4,729)
Total interest income	3,762	398	39	4,199	7,344	(6,039)	(1,775)	(470)

Interest paid on:
Demand deposits	(106)	(249)	22	(333)	80	(1,652)	(47)	(1,619)
Savings deposits	4	(58)	(2)	(56)	(8)	(91)	4	(95)
Time deposits	1,387	(2,245)	(234)	(1,092)	4,774	(2,816)	(1,080)	878
Borrowings	50	(159)	(31)	(140)	186	(275)	(112)	(201)
Total interest expense	1,335	(2,711)	(245)	(1,621)	5,032	(4,834)	(1,235)	(1,037)
Change in net interest income	$ 2,427	$ 3,109	$ 284	$ 5,820	$ 2,312	$ (1,205)	$ (540)	$ 567

    Provision for Loan Losses. The provision for loan losses was $5.7 million and $4.2 million in 2010 and 2009, respectively. The increased 2010 provisions were attributable to $5.3 million in net loan charge-offs during 2010 compared to $2.7 million in 2009. Of the loan charge-offs in 2010, approximately $1.7 million were loans secured by real estate of which $0.2 million were commercial real estate and approximately $1.5 million were residential properties. The majority of the loan charge-offs in 2010 consisted of commercial and industrial loans which totaled $3.4 million. Recoveries for 2010 of $0.4 million were recognized on loans previously charged off as compared to $0.2 million in 2009.
   Of the loan charge-offs during 2009, approximately $1.6 million were loans secured by real estate of which $0.6 million were commercial real estate and approximately $0.6 million were residential properties. The allowance for loan losses at December 31, 2010 was $8.3 million, compared to $7.9 million at December 31, 2009, and was 1.44% and 1.34% of total loans, respectively. Management believes that the current level of the allowance is adequate to cover losses in the loan portfolio given the current economic conditions, expected net charge-offs and nonperforming asset levels.
    Noninterest Income. Noninterest income totaled $9.6 million in 2010, an increase of $2.4 million when compared to $7.1 million in 2009. Service charges, commissions and fees totaled $4.1 million for 2010 and were relatively unchanged when compared to 2009. Net securities gains were $2.8 million in 2010 compared to $2.1 million in 2009. There were no other-than-temporary impairment charges in 2010 compared to a charge of $0.8 million in 2009. Net gains on sale of loans were $0.3 million in 2010 and $0.4 million in 2009. Other noninterest income increased $1.0 million to $2.3 million in 2010 from $1.3 million in 2009. The increase in other noninterest income can be attributed to a $1.0 million gain on the sale of a facility that previously housed our Benton, LA branch prior to opening our new Benton facility in January 2010. This gain is partially offset by a donation of $0.7 million of the purchase price to the governmental entity that purchased the building. That donation is included in other non-interest expenses.

    Noninterest Expense. Noninterest expense totaled $26.8 million in 2010 and $24.0 million in 2009. Salaries and benefits increased $1.0 million in 2010 to $11.8 million compared to $10.8 million in 2009. This can be partly explained by the total number of employees increasing from 230 full-time equivalent at December 31, 2009 to 246 at December 31, 2010; and partly due to the efforts of the Bank and its management team to attract and retain quality employees. Occupancy and equipment expense totaled $3.2 million and $2.9 million in 2010 and 2009, respectively. Regulatory assessment expense totaled $1.5 million in 2010 compared to $2.0 million in 2009. During the second quarter of 2009, a special assessment was imposed on all financial institutions. The 2009 special assessment for the Company totaled $0.4 million.  For 2010 the net cost of other real estate and repossessions increased $0.5 million in 2010 to $0.9 million, when compared to $0.4 million in 2009. Other noninterest expense totaled $9.5 million in 2010, a increase of $1.6 million or 20.2% when compared to $7.9 million in 2009. This increase is largely due to an increase of $0.7 million in marketing and public relations, which is the result of a donation of $0.7 million of the purchase price to a government entity that purchased a building from the Bank, $0.5 million increase in professional fees relating to the acquisition of the Bank of Greensburg in Greensburg, LA, and an increase of $0.2 million in data processing expenses.

    The following is a summary of the significant components of other noninterest expense:
	Years Ended December 31,
	2010	2009	2008
	(in thousands)

Other noninterest expense:
Legal and professional fees	$1,791	$1,254	$1,496
Operating supplies	594	537	572
Marketing and public relations	1,426	809	1,131
Data processing	1,143	1,067	1,063
Travel and lodging	435	398	416
Taxes - sales and capital	620	529	571
Telephone	177	192	185
Amortization of core deposit intangibles	218	291	311
Donations	778	221	258
Regulatory assessment expense	1,496	2,049	827
Net cost of other real estate and repossessions	858	399	249
Other	2,331	2,618	2,606
Total other expense	$11,867	$10,364	$9,685

    Total noninterest expense includes expenses paid to related parties. Related parties include the Company’s executive officers, directors and certain business organizations and individuals with which such persons are associated. During the years ended 2010 and 2009, the Company paid approximately $2.3 million and $2.2 million, respectively, for goods  and services from related parties. See Note 14 to the Consolidated Financial Statements for additional information.
    Income Taxes. The provision for income taxes for the years ended December 31, 2010, 2009, and 2008 was $5.2 million, $3.7 million, and $2.5 million respectively. The increase in the providion for income taxes is a result of higher income for 2010 when compared to 2009 and 2008. The Company's statutory tax rate was 34.2% which was relatively unchanged from 34.0% and 34.3% in 2009 and 2008 respectively.

Results of Operations for the Years Ended December 31, 2009 and 2008

     Net Income. Net income for the year ended December 31, 2009 was $7.6 million, an increase of $2.1 million or 37.8%, from $5.5 million for the year ended December 31, 2008. Net income available to common shareholders for the year ended December 31, 2009 was $7.0 million, an increase of $1.5 million from the $5.5 million for the year ended December 31, 2008. The largest increase in net income resulted from an increase in securities interest income due to an increase in volume of securities owned. The second largest increase resulted from a $3.8 million decline in the amount of other-than-temporary impairment charges recorded on the securities portfolio. The 2009 other-than-temporary impairment charge was $0.8 million compared to a $4.6 million other-than-temporary impairment charge in 2008. In addition, net gains on sales of securities totaled $2.1 million for the period ended December 31, 2009 compared to net losses of $1,000 realized during the same period in 2008. Net interest income increased by $0.6 million and the provision for loan losses increased $2.5 million. Noninterest expense increased $0.8 million primarily from increased regulatory assessments but was offset by reduced legal and marketing expenses.

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
    Provision for Loan Losses. The provision for loan losses was $4.2 million and $1.6 million in 2009 and 2008, respectively. The increased 2009 provisions were attributable to $2.7 million in net loan charge-offs during 2009 compared to $1.3 million in net loan charge-offs during 2008. Of the loan charge-offs in 2009, approximately $1.6 million were loans secured by real estate of which $0.4 million were construction and land development, $0.6 million were commercial real estate and approximately $0.6 million were residential properties. In 2009, recoveries of $0.2 million were recognized on loans previously charged off as compared to $0.3 million in 2008. Of the loan charge-offs during 2008, approximately $0.7 million were loans secured by real estate of which $0.3 million were commercial real estate and approximately $0.4 million were residential properties. The allowance for loan losses at December 31, 2009 was $7.9 million, compared to $6.5 million at December 31, 2008, and was 1.34% and 1.07% of total loans, respectively. Management believes that the current level of the allowance is adequate to cover losses in the loan portfolio given the current economic conditions, expected net charge-offs and nonperforming asset levels
    Noninterest Income. Noninterest income totaled $7.1 million in 2009, an increase of $6.1 million when compared to $1.1 million in 2008. Service charges, commissions and fees totaled $4.1 million and $4.0 million for the years ended December 31, 2009 and 2008, respectively. Net securities gain were $2.1 million in 2009 compared to $1,000 in net securities losses in 2008. Other-than-temporary impairment charges totaling $0.8 million were taken on securities in 2009 compared to a charge of $4.6 million in 2008. Net gains on sale of loans were $422,000 in 2009 and $210,000 in 2008. Other noninterest income decreased $148,000 to $1.3 million in 2009 from $1.5 million in 2008.

.

     Noninterest Expense. Noninterest expense totaled $24.0 million in 2009 and $23.2 million in 2008. Salaries and benefits remained relatively flat at $10.8 million in 2009 compared to $10.7 million in 2008. At December 31, 2009, 253 employees represented 230 full-time equivalent staff members as compared to 225 full-time equivalent staff members in 2008. Occupancy and equipment expense totaled $2.9 million in 2009 and 2008, respectively. Regulatory assessment expense totaled $2.0 million in 2009 compared to $0.8 million in 2008. During the second quarter of 2009, a special assessment was imposed on all financial institutions. The 2009 special assessment for the Company totaled $444,000. The net cost of other real estate and repossessions increased $150,000 in 2009 to $399,000, when compared to $249,000 in 2008. Other noninterest expense totaled $7.9 million in 2009, a decrease of $0.7 million or 8.1% when compared to $8.6 million in 2008.
    Income Taxes.  The provision for income taxes for the years ended December 31, 2009 and 2008 was $3.7 million and $2.5 million, respectively. The increased provision for income taxes in 2009 resulted from higher income recognized during 2009 when compared to 2008.  The Company’s effective tax rate amounted to 32.9% and 30.9% during 2009 and 2008, respectively. The difference between the effective tax rate and the statutory tax rate primarily relates to variances in items that are non-taxable or non-deductible and various tax credits.

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
    We monitor interest rate risk using an interest sensitivity analysis set forth on the following table. This analysis, which we prepare monthly, reflects the maturity and repricing characteristics of assets and liabilities over various time periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at December 31, 2010 shown below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

	Interest Sensitivity Within
	3 Months	Over 3 Months	Total	Over
	Or Less	thru 12 Months	One Year	One Year	Total
	(in thousands)
Earning Assets:
Loans (including loans held for sale)	$122,909	$136,741	$259,650	$315,990	$575,640
Securities (including FHLB stock)	5,446	6,210	11,656	471,920	483,576
Federal Funds Sold	9,129	-	9,129	-	9,129
Other earning assets	13	-	13	-	13
Total earning assets	137,497	142,951	280,448	787,910	$1,068,358

Source of Funds:
Interest-bearing accounts:
Demand deposits	146,142	-	146,142	45,997	192,139
Savings deposits	11,664	-	11,664	34,999	46,663
Time deposits	112,652	177,125	289,777	347,907	637,684
Short-term borrowings	12,589	-	12,589	-	12,589
Long-term borrowings	-	-	-	-	-
Noninterest-bearing, net	-	-	-	179,283	179,283
Total source of funds	283,048	177,125	460,173	608,185	$1,068,358
Period gap	(145,551)	(34,174)	(179,725)	179,725
Cumulative gap	$(145,551)	$(179,725)	$(179,725)	$-

Cumulative gap as a
percent of earning assets	-13.62%	-16.82%	-16.82%

    Net Interest Income at Risk. Net interest income (NII) at risk measures the risk of a decline in earnings due to changes in interest rates. The table below presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in the yield curve at December 31, 2010. Shifts are measured in 100 basis point increments (+ 200 through - 200 basis points,) from base case. Base case encompasses key assumptions for asset/liability mix, loan and deposit growth, pricing, prepayment speeds, deposit decay rates, securities portfolio cash flows and reinvestment strategy and the market value of certain assets under the various interest rate scenarios. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period; the instantaneous shocks are performed against that yield curve.

Change in Interest Rates	Estimated Increase (Decrease) in NII December 31, 2010
(basis points)

-200	-1.72%
-100	-1.83%
Stable	0.0%
+100	-0.48%
+200	2.86%

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

Liquidity and Capital Resources
    Liquidity and Capital Resources. Liquidity refers to the ability or flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows us to have sufficient funds available to meet customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. Liquid assets include cash and due from banks, interest-earning demand deposits with banks, federal funds sold and available for sale investment securities. Including securities pledged to collateralize public fund deposits, these assets represent 32.4% and 31.8% of the total liquidity base at December 31, 2010, and 2009, respectively. In addition, we maintained borrowing availability with the Federal Home Loan Bank of Dallas approximating $52.2 million and $92.2 million at December 31, 2010 and December 31, 2009, respectively.  We also maintain federal funds lines of credit totaling $48.4 million at three other correspondent banks, of which $48.4 was available at December 31, 2010.  Management believes there is sufficient liquidity to satisfy current operating needs.
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
    At December 31, 2010, we satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.

Off-Balance Sheet Arrangements
    We had $145.0 million, $140.0 million and $105.0 million in letters of credit issued by the FHLB of Dallas at December 31, 2010, 2009, and 2008, respectively, which was used as collateral for public fund deposits.
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
    There were no losses incurred on any commitments in 2010 or 2009.
    The Company had unfunded loan committments of $95.2 million and standby letters of credit of $5.7 million as of December 31, 2010.

Contractual Obligations
    The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2010. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.
    At of December 31, 2010, our contractual obligations were as follows:

	Payments Due by Period
	One Year	One Through	Over Three
	or Less	Three Years	Years	Total
	(in thousands)

Operating leases	$28	$31	$5	$64
Software contracts	1,037	678	112	1,827
Time deposits	289,777	303,772	44,135	637,684
Short-term borrowings	12,589	-	-	12,589
Long-term borrowings	-	-	-	-
Total	$302,394	$303,803	$44,140	$650,337

Impact of Inflation and Changing Prices
    The consolidated financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, the majority of the Company’s assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on the Company’s performance than does the effect of inflation. Although fluctuations in interest rates are neither completely predictable or controllable, the Company regularly monitors its interest rate position and oversees its financial risk Management by establishing policies and operating limits (see “Asset/Liability Management and Market Risk” section). Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates. Although not as critical to the banking industry as to other industries, inflationary factors may have some impact on the Company’s growth, earnings, total assets and capital levels. Management does not expect inflation to be a significant factor in 2011.

Item 7A – Quantitative and Qualitative Disclosures about Market Risk
    For discussion on this matter, see the “Asset/Liability Management and Market Risk” section of this analysis.

Item 8 - Financial Statements and Supplementary Data

Report of Castaing, Hussey & Lolan, LLC
Independent Registered Accounting Firm

To the Stockholders and Board of Directors
First Guaranty Bancshares, Inc.

    We have audited the accompanying consolidated balance sheets of First Guaranty Bancshares, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Guaranty Bancshares, Inc. as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Castaing, Hussey & Lolan, LLC

Castaing, Hussey & Lolan, LLC
New Iberia, Louisiana
March 31, 2011

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	December 31,
	2010	2009
Assets
Cash and cash equivalents:
Cash and due from banks	$35,695	$33,425
Interest-earning demand deposits with banks	13	14
Federal funds sold	9,129	13,279
Cash and cash equivalents	44,837	46,718

Investment securities:
Available for sale, at fair value	322,128	249,480
Held to maturity, at cost (estimated fair value of
$155,326 and $12,462, respectively)	159,833	12,349
Investment securities	481,961	261,829

Federal Home Loan Bank stock, at cost	1,615	2,547

Loans, net of unearned income	575,640	589,902
Less: allowance for loan losses	8,317	7,919
Net loans	567,323	581,983

Premises and equipment, net	16,023	16,704
Goodwill	1,999	1,999
Intangible assets, net	1,729	1,893
Other real estate, net	577	658
Accrued interest receivable	7,664	5,807
Other assets	9,064	10,709
Total Assets	$1,132,792	$930,847
Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing demand	$130,897	$131,818
Interest-bearing demand	192,139	188,252
Savings	46,663	40,272
Time	637,684	439,404
Total deposits	1,007,383	799,746

Short-term borrowings	12,589	11,929
Accrued interest payable	3,539	2,519
Long-term borrowings	-	20,000
Other liabilities	11,343	1,718
Total Liabilities	1,034,854	835,912
Stockholders' Equity
Preferred stock:
Series A - $1,000 par value - authorized 5,000 shares; issued
and outstanding 2,069.9 shares	19,859	19,630
Series B - $1,000 par value - authorized 5,000 shares; issued
and outstanding 103 shares	1,116	1,140
Common stock:
$1 par value - authorized 100,600,000 shares; issued and
outstanding 5,559,644 shares	5,560	5,560
Surplus	26,459	26,459
Retained earnings	45,203	40,069
Accumulated other comprehensive income (loss)	(259)	2,077
Total Stockholders' Equity	97,938	94,935
Total Liabilities and Stockholders' Equity	$1,132,792	$930,847
See Notes to Consolidated Financial Statements.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share data)

	Years Ended December 31,
	2010	2009	2008
Interest Income:
Loans (including fees)	$36,288	$35,677	$40,406
Loans held for sale	5	7	45
Deposits with other banks	41	388	224
Securities (including FHLB stock)	15,043	11,085	6,594
Federal funds sold	13	34	392
Total Interest Income	51,390	47,191	47,661

Interest Expense:
Demand deposits	846	1,179	2,798
Savings deposits	42	98	193
Time deposits	12,218	13,310	12,432
Borrowings	117	257	458
Total Interest Expense	13,223	14,844	15,881

Net Interest Income	38,167	32,347	31,780
Provision for loan losses	5,654	4,155	1,634
Net Interest Income after Provision for Loan Losses	32,513	28,192	30,146

Noninterest Income:
Service charges, commissions and fees	4,133	4,146	3,990
Net gains (losses) on sale of securities	2,824	2,056	(1)
Loss on securities impairment	-	(829)	(4,611)
Net gains on sale of loans	283	422	210
Gain on sale of fixed assets	962	(10)	-
Other	1,363	1,351	1,489
Total Noninterest Income	9,565	7,136	1,077

Noninterest Expense:
Salaries and employee benefits	11,769	10,752	10,653
Occupancy and equipment expense	3,191	2,891	2,903
Other	11,867	10,364	9,685
Total Noninterest Expense	26,827	24,007	23,241

Income Before Income Taxes	15,251	11,321	7,982
Provision for income taxes	5,226	3,726	2,470
Net Income	10,025	7,595	5,512
Preferred Stock Dividends	(1,333)	(594)	-
Income Available to Common Shareholders	$8,692	$7,001	$5,512

Per Common Share:
Earnings	$1.56	$1.26	$0.99
Cash dividends paid	$0.64	$0.64	$0.64

Average Common Shares Outstanding	5,559,644	5,559,644	5,559,644

See Notes to Consolidated Financial Statements.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)
	Series A	Series B
	Preferred	Preferred				Accumulated
	Stock	Stock	Common			Other
	$1,000	$1,000	Stock		Retained	Comprehensive
	Par	Par	$1 Par	Surplus	Earnings	Income/(Loss)	Total

Balance December 31, 2007	-	-	5,560	26,459	34,671	(335)	66,355
Net income	-	-	-	-	5,512	-	5,512
Other comprehensive income, net of tax	-	-	-	-	-	(2,823)	(2,823)
Total comprehensive income	-	-	-	-	-		2,689
Cash dividends on common stock ($0.64 per share)	-	-	-	-	(3,557)		(3,557)
Balance December 31, 2008	-	-	5,560	26,459	36,626	(3,158)	65,487
Preferred stock issued	19,551	1,148	-	-	-	-	20,699
Net income	-	-	-	-	7,595	-	7,595
Other comprehensive income, net of tax	-	-	-	-	-	5,235	5,235
Total comprehensive income	-	-	-	-	-	-	12,830
Cash dividends on common stock ($0.64 per share)	-	-	-	-	(3,558)	-	(3,558)
Preferred stock dividend, amortization and accretion	79	(8)	-	-	(594)	-	(523)
Balance December 31, 2009	19,630	1,140	5,560	26,459	40,069	2,077	94,935
Net income	-	-	-	-	10,025	-	10,025
Other comprehensive income, net of tax	-	-	-	-	-	(2,336)	(2,336)
Total comprehensive income	-	-	-	-	-	-	7,689
Cash dividends on common stock ($0.64 per share)	-	-	-	-	(3,558)	-	(3,558)
Preferred stock dividend, amortization and accretion	229	(24)	-	-	(1,333)	-	(1,128)
Balance December 31, 2010	$19,859	$1,116	$5,560	$26,459	$45,203	$(259)	$97,938

See Notes to Consolidated Financial Statements
.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2010	2009	2008
Cash Flows From Operating Activities
Net income	$10,025	$7,595	$5,512
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	5,654	4,155	1,634
Depreciation and amortization	1,465	1,413	1,451
Amortization of premium/discount on investments	71	(768)	(807)
(Gain) Loss on call / sale of securities	(3,162)	(2,066)	1
Gain on sale of assets	(1,244)	(385)	(211)
Other than temporary impairment charge on securities	-	829	4,611
ORE writedowns and loss on disposition	693	270	113
FHLB stock dividends	(8)	(3)	(32)
Net decrease in loans held for sale	-	-	3,959
Non-cash donation	705	-	-
Change in other assets and liabilities, net	2,043	(8,514)	3,326
Net Cash Provided By Operating Activities	16,242	2,526	19,557

Cash Flows From Investing Activities
Proceeds from maturities, calls and sales of HTM securities	12,724	22,187	11,740
Proceeds from maturities, calls and sales of AFS securities	800,684	1,281,594	756,642
Funds invested in AFS securities	(864,419)	(1,419,358)	(773,772)
Funds Invested in HTM securities	(159,831)	-	-
Proceeds from sale of Federal Home Loan Bank stock	2,972	-	1,900
Funds invested in Federal Home Loan Bank stock	(2,032)	(1,599)	(1,857)
Proceeds from maturities of time deposits with banks	-	35,094	2,923
Funds invested in time deposits with banks	-	(13,613)	(22,216)
Net decrease (increase) in loans	5,718	12,620	(33,196)
Purchase of premises and equipment	(1,327)	(1,631)	(1,017)
Proceeds from sales of premises and equipment	1,100	24	-
Proceeds from sales of other real estate owned	2,677	768	443
Cash paid in excess of cash received in acquisition	-	-	(72)
Net Cash Used In Investing Activities	(201,734)	(83,914)	(58,482)

Cash Flows From Financing Activities
Net increase in deposits	207,637	19,382	57,194
Net increase (decrease) in federal funds purchased and short-term borrowings	660	2,162	(634)
Proceeds from long-term borrowings	-	20,000	10,000
Repayment of long-term borrowings	(20,000)	(8,355)	(4,738)
Proceeds from issuance of preferred stock	-	20,699	-
Dividends paid	(4,686)	(3,799)	(3,557)
Net Cash Provided By Financing Activities	183,611	50,089	58,265

Net (Decrease) Increase In Cash and Cash Equivalents	(1,881)	(31,299)	19,340
Cash and Cash Equivalents at the Beginning of the Period	46,718	78,017	58,677
Cash and Cash Equivalents at the End of the Period	$44,837	$46,718	$78,017

Noncash Activities:
Non-cash donation	$705	$-	$-
Loans transferred to foreclosed assets	$3,288	$1,129	$751
Cash Paid During The Period:
Interest on deposits and borrowed funds	$12,203	$15,357	$15,804
Income taxes	$5,600	$4,300	$1,200

        See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Business and Summary of Significant Accounting Policies

Business
    First Guaranty Bancshares, Inc. (the “Company”) is a Louisiana corporation. On July 27, 2007 the Company became the parent of First Guaranty Bank. The Company owns all of the outstanding shares of common stock of First Guaranty Bank. First Guaranty Bank (the “Bank”) is a Louisiana state-chartered commercial bank that provides a diversified range of financial services to consumers and businesses in the communities in which it operates. These services include consumer and commercial lending, mortgage loan origination, the issuance of credit cards and retail banking services. The Bank has 16 banking offices, one drive-up banking facility, and 26 automated teller machines (ATMs) in northern and southern Louisiana.

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
    Any security that has experienced a decline in value, which Management believes is deemed other than temporary, is reduced to its estimated fair value by a charge to operations.  In estimating other-than-temporary impairment losses, Management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Realized gains and losses on security transactions are computed using the specific identification method.  Amortization of premiums and discounts is included in interest and dividend income.  Discounts and premiums related to debt securities are amortized using the effective interest rate method.  The Company did not have any derivative financial instruments as of December 31, 2010 or 2009.

Cash and cash equivalents
    For purposes of reporting cash flows, cash and cash equivalents are defined as cash, due from banks, interest-bearing demand deposits with banks and federal funds sold with maturities of three months or less.

Securities
    The Company reviews its financial position, liquidity and future plans in evaluating the criteria for classifying investment securities. At December 31, 2010, the securities portfolio contained two classifications of securities - held to maturity and available for sale. At December 31, 2010, $322.1 million were classified as available for sale and $159.8 million were classified as held to maturity.
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

Loans
    Loans are stated at the principal amounts outstanding, net of unearned income and deferred loan fees. In addition to loans issued in the normal course of business, overdrafts on customer deposit accounts are considered to be loans and reclassified as such. At December 31, 2010 and 2009, $0.2 million and $0.1 million, respectively, in overdrafts have been reclassified to loans. Interest income on all classifications of loans is calculated using the simple interest method on daily balances of the principal amount outstanding.
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
    All loans, except mortgage loans, are considered past due if  they are past due 30 days. Mortgage loans are considered past due when two consecutive payments have been missed. Loans that are past due 90-120 days and deemed uncollectible are charged off. The loan charge off is a reduction of the allowance for loan losses.

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
    A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by Management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.  As an administrative matter, this process is only applied to impaired loans or relationships in excess of $250,000.
    Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, individual consumer and residential loans are not separately identified for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Goodwill and Intangible assets
    Intangible assets are comprised of goodwill and core deposit intangibles.  Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. The Company’s goodwill is tested for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. Adverse changes in the economic environment, declining operations, or other factors could result in a decline in the implied fair value of goodwill. If the implied fair value is less than the carrying amount, a loss would be recognized in other non-interest expense to reduce the carrying amount to implied fair value of goodwill. A goodwill impairment test includes two steps. Step one, used to identify potential impairment, compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Step two of the goodwill impairment test compares the implied estimated fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill for that reporting unit exceeds the implied fair value of that unit’s goodwill, an impairment loss is recognized in an amount equal to that excess. The Company did not record goodwill impairment charges in 2010, 2009, or 2008.
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

Comprehensive income
    Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items along with net income, are components of comprehensive income. The components of other comprehensive income and related tax effects are presented in the Statements of Changes in Stockholders’ Equity and Note 16 of the Consolidated Notes to the Financial Statements.

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

Recent Accounting Pronouncements

International Financial Reporting Standards (“IFRS”)

    In November 2009, the SEC issued a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with IFRS. IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014.  The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its operating results and financial condition, and will continue to monitor the development of the potential implementation of IFRS.

      In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Topic 820 by requiring more robust disclosures about (i) the different classes of assets and liabilities measured at fair value, (ii) the valuation techniques and inputs used, (iii) the activity in Level 3 fair value measurements, and (iv) the transfers between Levels 1, 2, and 3. Among other things, ASU 2010-06 requires separate disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements as opposed to presenting such activity on a net basis. The new disclosures required by ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the roll forward of activity in Level 3 fair value measurements which are effective for interim and annual periods beginning after December 15, 2010. The provisions of ASU 2010-06 did not have a material impact on the Company’s financial position, results of operations or liquidity, but required expansion of the Company’s disclosures about fair value measurements.
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
     ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration.  The adoption of this update did not have an impact on the consolidated financial statements.
     ASU - Accounting Standards Update (ASU) No. 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. The FASB believes this ASU clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption - one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature.  The amendments in the ASU are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after March 5, 2010.  The adoption of this update did  not  have an impact on the consolidated financial statements.
     ASU No. 2010-20 and ASU No. 2011-01 - In 2010, the Company adopted the provisions of Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” , which require the Company to provide new disclosures in its financial statements to improve the transparency of financial reporting by requiring enhanced disclosures about the Company’s allowance for credit losses as well as the credit quality of the Company’s loan portfolio.
    The additional disclosures required are incorporated in Notes 4 and 5 in these consolidated financial statements.
    In January 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No 2011-01, Receivables (Topic 310): Deferral of the
Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, that temporarily delays the effective date of the disclosures about troubled debt restructurings (“TDRs”) that are included in ASU No 2010-20. The TDR disclosure guidance will be coordinated with the FASB’s proposed guidance for determining what constitutes a TDR and is currently anticipated to be effective for interim and annual periods ending after July 15, 2011

Reclassifications
    Certain reclassifications have been made to prior year end financial statements in order to conform to the classification adopted for reporting in 2010.

Note 2. Cash and Due from Banks

    Certain reserves are required to be maintained at the Federal Reserve Bank. The requirement as of December 31, 2010 and 2009 was $14.1 million and $13.7 million, respectively.
    At December 31, 2010, the Company had accounts at correspondent banks, excluding the Federal Reserve Bank, but none of which exceeded the FDIC insured limits. At December 31, 2009 the Company had accounts that exceeded the FDIC insured limits of $250,000 by $9.0 million.  This balance was held at JPMorgan Chase, the correspondent bank which is used to clear cash letters.

Note 3.  Securities

    A summary comparison of securities by type at December 31, 2010 and 2009 is shown below.

	December 31, 2010				December 31, 2009
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(in thousands)
Available for sale:
U.S. Government Agencies	$172,958	$242	$(3,982)	$169,218	$140,843	$382	$(1,562)	$139,663
Mortgage-backed obligations	-	-	-	-	1,472	104	-	1,576
Asset-backed securities	-	-	-	-	-	8	-	8
Corporate debt securities	138,925	4,804	(1,331)	142,398	92,414	5,648	(1,086)	96,976
Mutual funds or other equity securities	1,250	20	(132)	1,138	1,380	62	(185)	1,257
Municipal bonds	9,388	-	(14)	9,374	10,000	-	-	10,000
Total available for sale securities	$322,521	$5,066	$(5,459)	$322,128	$246,109	$6,204	$(2,833)	$249,480

Held to maturity:
U.S. Government Agencies	$159,833	$-	$(4,507)	$155,326	$10,721	$52	$-	$10,773
Mortgage-backed obligations	-	-	-	-	1,628	61	-	1,689
Total held to maturity securities	$159,833	$-	$(4,507)	$155,326	$12,349	$113	$-	$12,462

    The scheduled maturities of securities at December 31, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2010
	Amortized	Fair
	Cost	Value
	(in thousands)
Available For Sale:
Due in one year or less	$11,434	$11,656
Due after one year through five years	65,880	69,424
Due after five years through 10 years	158,181	156,417
Over 10 years	87,026	84,631
Total available for sale securities	$322,521	$322,128

Held to Maturity:
Due in one year or less	$-	$-
Due after one year through five years	7,968	7,968
Due after five years through 10 years	106,876	104,065
Over 10 years	44,989	43,293
Total held to maturity securities	$159,833	$155,326

    At December 31, 2010 and 2009, approximately $271.5 million and $154.5 million, respectively, in securities were pledged to secure public fund deposits, and for other purposes required or permitted by law. Gross realized gains were $3.0 million, $2.1 million and $4,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Gross realized losses were $9,000, $61,000 and $5,000 for the years ended December 31, 2010, 2009 and 2008. The tax (benefit) provision applicable to these realized net (losses)/gains amounted to $1.0 million, $0.7 million for 2010 and 2009, respectively. There was no tax related provision/(benefit) for 2008.  Proceeds from sales of securities classified as available for sale amounted to $31.8 million, $22.1 million and $0.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

    The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at December 31, 2010.

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in thousands)
Available for sale:
U.S. Treasury and U.S.
Government agencies	$133,974	$3,982	$-	$-	$133,974	$3,982
Corporate debt securities	41,544	1,019	2,862	312	44,406	1,331
Municipal securities	985	14	-	-	985	14
Mutual funds or other equity securites	-	-	369	132	369	132
Total available for sale securities	$176,503	$5,015	$3,231	$444	$179,734	$5,459

Held to maturity:
U.S. Treasury and U.S.
Government agencies	$130,373	$4,507	$-	$-	$130,373	$4,507
Total held to maturity securities	$130,373	$4,507	$-	$-	$130,373	$4,507

    At December 31, 2010, 227 debt securities and 2 equity securities have gross unrealized losses of $10.0 million or 3.1% of amortized cost. The gross unrealized losses in the portfolio resulted from increases in market interest rates, illiquidity, and declines in net income and other financial indicators caused by the national economy in the market and not from deterioration in the creditworthiness of the issuer. The Company believes that it will collect all amounts contractually due and has the intent and the ability to hold these securities until the fair value is at least equal to the carrying value. The Company had fifty-seven U.S. Government agency securities, one-hundred fifty-six corporate debt securities and one municipal that had gross unrealized losses for less than 12 months. The Company had thirteen corporate debt securities and two equity securities which have been in a continuous unrealized loss position for 12 months or longer. All securities with unrealized losses greater than 12 months were classified as available for sale. Securities with unrealized losses less than 12 months included $176.5 million classified as available for sale and $159.8 million in held to maturity agency securities.
    During the fourth quarter of 2009, three agency securities with a par value of $10.0 million were transferred from available for sale to held to maturity.  These three securities had a fair market value totaling $9.8 million and an average maturity of aproximately 14 years.  The unrealized loss of $0.2 million was recorded as a component of other comprehensive loss and will be amortized over the life of the securities or until the security is called.
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
    In the second quarter of 2010, the Company sold the $12.1 million that remained in the held to maturity category.  This represented approximately 4.0% of the total investment portfolio and 1.0% of assets.  Several of the securities sold included mortgage backed securities and agency bullet securities which were no longer part of Management's investment portfolio strategy. During the third quarter of 2010, the Company experienced significant deposit growth but decreased loan demand.  Deposits grew approximately $123.0 million or 14.0% from June 30, 2010 to December 31, 2010.  Net loans declined $38.0 million or 6.0% during the same period.  Investment securities increased $142.0 million or 42% from June 30, 2010 to December 31, 2010.  Market conditions continued to be historically volatile and interest rates declined to levels not seen in decades.
        Given the changes in the Company’s balance sheet observed  during the third quarter and following the completion of a five year strategic plan, certain securities purchased pursuant to this plan were classified as held to maturity.  The Company determined the unprecedented market conditions and volatility coupled with a revised five year strategic plan that a waiting period of one quarter was appropriate based on the materiality conditions and the type of securities in the held to maturity portfolio sold during the second quarter of 2010.
     The held to maturity portfolio is comprised of government sponsored enterprise securities such as FHLB, FNMA, FHLMC, and FFCB.  The securities have maturities of 15 years or less and the securities are used to collateralize public funds.  The Company has maintained public funds in excess of $175.0 million since December 2007.  Management believes that public funds will continue to be a significant part of the Company's deposit base and will need to be collateralized by securities in the investment portfolio.

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
    During 2010, the Company did not record an impairment write-down on its securities.
    During 2009, the Company recorded an impairment writedown totaling $0.8 million. The impairment writedown consisted of one corporate debt security totaling $0.2 million issued by Colonial Bank which had an unrealized loss of $0.2 million, three asset backed securities totaling $0.4 million issued by ALESCO which had unrealized losses of $0.4 million and two asset backed securities totaling $0.2 million issued by TRAPEZA which had unrealized losses of $0.2 million.
    During 2008, the Company recorded an impairment writedown totaling $4.6 million. The impairment writedown consisted of three preferred stocks of Fannie Mae and Freddie Mac totaling $3.0 million, on a cost basis, which had unrealized losses of $2.0 million and $1.0 million, respectively, debt securities totaling $0.7 million and $0.2 million issued by Lehman Brothers and Washington Mutual which had unrealized losses of $0.6 million and $0.2 million, respectively. The Company also recorded an impairment writwdown on $0.5 million and $0.7 million in asset backed securities issued by TRAPEZA and ALESCO (CDOs) which had unrealized losses of $0.3 million and $0.4 million, respectively.
    At December 31, 2010, the Company’s exposure to four investment security issuers exceeded 10% of stockholders’ equity as follows:

	Amortized	Fair
	Cost	Value
	(in thousands)

Federal Home Loan Bank (FHLB)	$158,881	$154,621
Federal Home Loan Mortgage Corporation (Freddie Mac)	30,991	30,472
Federal National Mortgage Association (Fannie Mae)	24,999	24,428
Federal Farm Credit Bank (FFCB)	115,921	113,024
Total	$330,792	$322,545

Note 4.  Loans
         The following table summarizes the components of the Company's loan portfolio as of December 31, 2010 and 2009:

	December 31,
	2010		2009
		As % of		As % of
	Balance	Category	Balance	Category
	(in thousands)
Real estate
Construction & land development	$65,570	11.4%	$78,686	13.3%
Farmland	13,337	2.3%	11,352	1.9%
1-4 Family	73,158	12.7%	77,470	13.1%
Multifamily	14,544	2.5%	8,927	1.5%
Non-farm non-residential	292,809	50.8%	300,673	51.0%
Total real estate	459,418	79.7%	477,108	80.8%

Agricultural	17,361	3.0%	14,017	2.4%
Commercial and industrial	76,590	13.3%	82,348	13.9%
Consumer and other	22,970	4.0%	17,226	2.9%
Total loans before unearned income	576,339	100.0%	590,699	100.0%
Less: unearned income	(699)		(797)
Total loans net of unearned income	$575,640		$589,902

The following table summarizes fixed and floating rate loans by maturity and repricing frequencies as of December 31, 2010:

	December 31, 2010
	Fixed	Floating	Total
	(in thousands)

One year or less	$67,944	$167,399	$235,343
One to five years	127,401	132,345	259,746
Five to 15 years	2,456	30,953	33,409
Over 15 years	9,735	9,388	19,123
Subtotal	207,536	340,085	547,621
Nonaccrual loans			28,718
Total loans before unearned income			$576,339
Unearned income			(699)
Total loans net of unearned income	$575,640

The following table presents the age analysis of past due loans at December 31, 2010:
	As of December 31, 2010
	(in thousands)
						Recorded Investment >
	30-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	90 Days Accruing

Real estate
Construction & land development	$1,574	$3,383	$4,957	$60,613	$65,570	$-
Farmland	41	-	41	13,296	13,337	-
1 - 4 family	4,742	3,189	7,931	65,227	73,158	1,663
Multifamily	5,781	1,357	7,138	7,406	14,544	-
Non-farm non-residential	7,960	21,944	29,904	262,905	292,809	-
Total real estate	20,098	29,873	49,971	409,447	459,418	1,663

Agricultural	333	446	779	16,582	17,361	-
Commercial and industrial	1,203	76	1,279	75,311	76,590	-
Consumer and other	287	42	329	22,641	22,970	10

Total loans before unearned income	$21,921	$30,437	$52,358	523,981	$576,339	$1,673
Less: unearned income					(699)
Total loans net of unearned income					$575,640

Management monitors the credit quality of its loans on an ongoing basis. Measurement of delinquency and past due status are based on the contractual terms of each loan.

     For all loan classes, past due loans are reviewed on a monthly basis to identify loans for nonaccrual status. Generally, when collection in full of the principal and interest is jeopardized, the loan is placed on nonaccrual. The accrual of interest income on commercial and most consumer loans generally is discontinued when a loan becomes 90 to 120 days past due as to principal or interest.  When interest accruals are discontinued, unpaid interest recognized in income is reversed.  The Company's method of income recognition for loans that are classified as nonaccrual is to recognize interest income on a cash basis or apply the cash receipt to principal when the ultimate collectibility of principal is in doubt.  Nonaccrual loans will not normally be returned to accrual status unless all past due principal and interest has been paid.

The following is a summary of Non-accrual loans by class:

As of December 31, 2010
(in thousands)

Real estate:
Construction & land development	$3,383
Farmland	-
1 - 4 family	1,480
Multifamily	1,357
Non-farm non-real estate	21,944
Total real estate	28,164

Agricultural	446
Commercial and industrial	76
Consumer and other	32
Total	$28,718

    The Company assigns credit quality indicators of pass, special mention, and substandard to its loans. For the Company’s loans with a corporate credit exposure, the Company internally assigns a grade based on the creditworthiness of the borrower. For loans with a consumer credit exposure, the Bank internally assigns a grade based upon an individual loan’s delinquency status.
     Loans included in the Pass category are performing loans with satisfactory debt coverage ratios, collateral, payment history, and documentation.
          Special mention loans have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loans or in the Company’s credit position at some future date. Borrowers may be experiencing adverse operating trends (declining revenues or margins) or an ill proportioned balance sheet (e.g., increasing inventory without an increase in sales, high leverage, tight liquidity). Adverse economic or market conditions, such as interest rate increases or the entry of a new competitor, may also support a special mention rating. Nonfinancial reasons for rating a credit exposure special mention include management problems, pending litigation, an ineffective loan agreement or other material structural weakness, and any other significant deviation from prudent lending practices.
      A substandard loan with a corporate credit exposure is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt by the borrower. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. They require more intensive supervision by management. Substandard loans are generally characterized by current or expected unprofitable operations, inadequate debt service coverage, inadequate liquidity, or marginal capitalization. Repayment may depend on collateral or other credit risk mitigants. For some substandard loans, the likelihood of full collection of interest and principal may be in doubt and thus, placed on nonaccrual. For loans with a consumer credit exposure, loans that are 90 days or more past due or that have been placed on nonaccrual are considered substandard.

The following table identifies the Credit Exposure of the Loan Portfolio by specific credit ratings:
	As of December 31, 2010
	(in thousands)

Corporate Credit Exposure -- by Credit Rating	Pass	Special Mention	Substandard	Total

Real Estate
Construction & land development	$55,228	$249	$10,093	$65,570
Farmland	13,296	-	41	13,337
1 - 4 family	60,870	4,172	8,116	73,158
Multifamily	8,763	-	5,781	14,544
Non-farm non-residential	258,740	141	33,928	292,809
Total real estate	396,897	4,562	57,959	459,418

Agricultural	17,361	-	-	17,361
Consumer and industrial	73,686	13	2,891	76,590
Consumer and other	22,845	32	93	22,970

Total loans before unearned income	$510,789	$4,607	$60,943	$576,339
Less: unearned income				(699)
Total loans net of unearned income				$575,640

Note 5. Allowance for Loan Losses

A summary of changes in the allowance for loan losses, by portolio type, for the year ended December 31, 2010 is as follows:

	As of December 31, 2010
	(in thousands)

	Real Estate Loans:					Non-Real Estate Loans:
	Construction and Land Development	Farmland	1-4 Family	Multi-family	Non-farm non-residential	Agricultural	Commercial and industrial	Consumer and other	Unallocated	Total
Allowance for credit Losses:
Beginning balance	$1,176	56	2,466	$128	$2,727	$82	$1,031	$246	7	$7,919
Charge-offs	(5)	-	(1,534)	-	(235)	-	(3,395)	(444)	-	(5,613)
Recoveries	1	-	11	-	30	-	164	151	-	357
Provision	(195)	(10)	948	359	901	(2)	2,710	437	506	5,654
Ending Balance	$977	$46	$1,891	$487	$3,423	$80	$510	$390	$513	$8,317

Allowance at the end of year:
Individually evaluated for impairment	$323	$-	$726	$179	$1,901	$-	$408	$-	-	$3,537
Collectively evaluated for impairment	654	46	1,165	308	1,522	80	102	390	513	4,780

Loans at end of year (before unearned income)	$65,570	$13,337	$73,158	$14,544	$292,809	$17,361	$76,590	$22,970	-	$576,339
Loans individually evaluated for impairment	6,222	-	4,450	7,138	35,931	-	2,735	-	-	56,476
Loans collectively evaluated for impairment	59,348	13,337	68,708	7,406	256,878	17,361	73,855	22,970	-	519,863

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio.  The result is a re-allocation of the loan loss reserve from one category to another.

Changes in the allowance for loan losses are as follows:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)

Balance, beginning of year	$7,919	$6,482	$6,193
Provision charged to expense	5,654	4,155	1,634
Loans charged off	(5,613)	(2,879)	(1,613)
Recoveries	357	161	268
Balance, end of year	$8,317	$7,919	$6,482

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
    The monitoring of credit risk also extends to unfunded credit commitments, such as unused commercial credit lines and letters of credit, and management establishes reserves as needed for its estimate of probable losses on such commitments.
    As of December 31, 2010, 2009 and 2008, the Company had loans totaling $28.7 million, $14.2 million and $9.1 million, respectively, on which the accrual of interest had been discontinued. As of December 31, 2010, 2009 and 2008, the Company had loans past due 90 days or more and still accruing interest totaling $1.7 million, $0.8 million, and $0.2 million, respectively.
    The average amount of non-accrual loans in 2010 was $21.45 million compared to $10.6 million in 2009. Had these loans performed in accordance with their original terms, the Company's interest income would have been increased by approximately $1.65 million and $0.4 million for the years ended December 31, 2010 and 2009, respectively. Impaired loans at December 31, 2010 and 2009, including non-accrual loans, amounted to $56.5 million and $33.9 million, respectively. The portion of the allowance for loan losses allocated to all impaired loans amounted to $3.5 million and $2.7 million at December 31, 2010 and 2009, respectively. As of December 31, 2010, the Company has no outstanding commitments to advance additional funds in connection with impaired loans.

The following is a summary of information pertaining to impaired loans as of December 31:

	2010	2009
	(in thousands)

Impaired loans without a valuation allowance	$8,713	$5,853
Impaired loans with a valuation allowance	47,763	28,080
Total impaired loans	$56,476	$33,933

Valuation allowance related to impaired loans	$3,537	$2,967
Total nonaccrual loans	$28,718	$14,183
Total loans past due ninety days and still accruing	$1,673	$785

	2010	2009	2008
Average investment in impaired loans	$37,094	$8,979	$9,027
Interest income recognized on impaired loans	$2,402	$184	$1,049
Interest income recognized on a cash basis on impaired loans	$1,304	$565	$283

The following is a summary of impaired loans by class:

	As of December 31, 2010
	(in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Real estate
Construction & land development	$4,105	$5,380	$-	$5,532	$389
Farmland	-	-	-	-	-
1 - 4 family	53	684	-	2,576	204
Multifamily	-	-	-	-	-
Non-farm non-residential	4,555	4,555	-	3,331	203
Total real estate	8,713	10,619	-	11,439	796

Agricultural	-	-	-	-	-
Commercial and industrial	-	-	-	425	37
Consumer and other	-	-	-	-	-

With an allowance recorded:
Real estate
Construction & land development	2,117	2,117	323	2,557	182
Farmland	-	-	-	-	-
1 - 4 familty	4,397	4,397	726	1,490	103
Multifamily	7,138	7,138	179	5,896	318
Non-farm non-residential	31,376	31,376	1,901	13,655	852
Total real estate	45,028	45,028	3,129	23,598	1,455

Agricultural	-	-	-	-	-
Commercial and industrial	2,735	2,735	408	1,632	114
Consumer and other	-	-	-	-	-

Total	$56,476	$58,382	$3,537	$37,094	$2,402

Note 6.  Premises and Equipment
    The major categories comprising premises and equipment at December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
	(in thousands)

Land	$4,539	$4,514
Bank premises	15,804	16,608
Furniture and equipment	15,074	14,264
Construction in progress	52	-
Acquired value	35,469	35,386
Less: accumulated depreciation	19,446	18,682
Net book value	$16,023	$16,704

    Depreciation expense amounted to approximately $1.2 million, $1.0 million, and $1.0 million for 2010, 2009, and 2008 , respectively.

Note 7.  Goodwill and Other Intangible Assets
    Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives. Goodwill for the year ended December 31, 2010 was $2.0 million and was acquired in the Homestead Bank acquisition in 2007.  No impairment charges have been recognized since the acquisition. Mortgage servicing rights totaled $0.2 million at December 31, 2010 and $0.1 million at December 31, 2009. Other intangible assets recorded include core deposit intangibles, which are subject to amortization. The core deposits reflect the value of deposit relationships, including the beneficial rates, which arose from the purchase of other financial institutions and the purchase of various banking center locations from one single financial institution.

The following table summarizes the Company’s purchased accounting intangible assets subject to amortization.

	December 31,
	2010			2009
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in thousands)

Core deposit intangibles	$7,997	$6,457	$1,540	$7,997	$6,240	$1,757
Mortgage Servicing Rights	235	46	189	157	21	136
Total	$8,232	$6,503	$1,729	$8,154	$6,261	$1,893

Amortization expense relating to purchase accounting intangibles totaled $0.2 million, $0.3 million, and $0.3 million for the year ended December 31, 2010, 2009, and 2008, respectively.  Estimated future amortization expense is as follows:

For the Years Ended	Estimated
December 31,	Amortization Expense
(in thousands)
2011	$218
2012	216
2013	185
2014	185
2015	185

    These estimates do not assume the addition of any new intangible assets that may be acquired in the future nor any writedowns resulting from impairment.

Note 8. Other Real Estate
    As of December 31, 2010 and 2009 other real estate, net, (ORE) totaled $0.6 million and $0.7 million. ORE consisted of $0.2 million of 1-4 family residential properties, $0.3 million of construction, land development and other loans, and $0.1 million non-farm non-residential properties at December 31, 2010. At December 31, 2009, ORE consisted of $0.3 million of 1-4 family residential properties and $0.4 million of nan-farm non-residential properties.

Note 9.  Deposits
    The aggregate amount of jumbo time deposits, each with a minimum denomination of $100,000, was approximately $420.1 million and $271.2 million at December 31, 2010 and 2009, respectively.
    At December 31, 2010, the scheduled maturities of time deposits are as follows:

December 31, 2010
(in thousands)

Due in one year or less	$289,777
Due after one year through three years	303,772
Due after three years	44,135
Total	$637,684

    The table above includes brokered deposits totaling $12.9 million in reciprocal time deposits acquired from the Certificate of Deposit Account Registry Service (CDARS). At December 31, 2009, the Company had $10.1 million in brokered deposits under the CDARS program.

Note 10.  Borrowings
    Short-term borrowings are summarized as follows:

	December 31,
	2010	2009
	(in thousands)

Securities sold under agreements to repurchase	$12,589	$11,929
Total short-term borrowings	$12,589	$11,929

    Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature daily. Interest rates on repurchase agreements are set by Management and are generally based on the 91-day Treasury bill rate. Repurchase agreement deposits are fully collateralized and monitored daily.
    The Company’s available lines of credit with correspondent banks, including the Federal Home Loan Bank, totaled $100.6 million at December 31, 2010 and $139.5 million at December 31, 2009.
    At December 31, 2010, the Company had $98.7 million in blanket lien availability (primarily secured by commercial real estate loans) and $98.4 million in custody status availability (primarily secured by commercial real estate loans and 1-4 family mortgage loans). Total gross availability at the FHLB was $197.2 million at December 31, 2010 but was reduced by its letters of credit totaling $145.0 million. Net availability with the FHLB at December 31, 2010 was $52.2 million. The Company also had lines available with other correspondent banks totaling $48.4 million at December 31, 2010.
    With the exception of the FHLB, no other lines were outstanding with any other correspondent bank at December 31, 2010.

    The following schedule provides certain information about the Company’s short-term borrowings during the periods indicated:
	December 31,
	2010	2009	2008
	(in thousands)

Outstanding at year end	$12,589	$11,929	$9,767
Maximum month-end outstanding	30,465	26,372	41,321
Average daily outstanding	13,086	18,233	11,379
Weighted average rate during the year	0.21%	0.81%	2.16%
Average rate at year end	0.21%	0.23%	0.19%

    In November 2009, the Company originated a $10.0 million amortizing one year advance at a rate of 0.861%.  In December 2009, the Company originated a $10.0 million interest only bullet advance with a one year maturity at a rate of 0.480%. The Company's long-term debt totaled $20.0 million at December 31, 2009. The Company had no long-term debt at December 31, 2010.
    At December 31, 2010, letters of credit issued by the FHLB totaling $145.0 million were outstanding and carried as off-balance sheet items, all of which expire in 2011. At December 31, 2009, letters of credit issued by the FHLB totaling $140.0 million were outstanding and carried as off-balance sheet items, all of which expire in 2010. The letters of credit are solely used for pledging towards public fund deposits. See Note 19 to the Consolidated Financial Statements for additional information.
   The FHLB has a blanket lien on substantially all of the Bank's  loan portfolio that is used to secure borrowings from the FHLB.

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
    Under the Treasury Department terms related to this issuance of the preferred stock Capital Purchase Program ("CPP") participating companies must adopt certain standards for executive compensation, including (a) prohibiting “golden parachute” payments as defined in the EESA to senior Executive Officers; (b) requiring recovery of any compensation paid to senior Executive Officers based on criteria that is later proven to be materially inaccurate; and (c) prohibiting incentive compensation that encourages unnecessary and excessive risks that threaten the value of the financial institution. The terms of the CPP also limit certain uses of capital by the issuer, including repurchases of company stock and increases in dividends.

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
    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2010 and 2009, that the Company and the Bank met all capital adequacy requirements to which they were subject.
    As of December 31, 2010, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that Management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2010 and 2009 are presented in the following table.

					Minimum
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
December 31, 2010
Total risk-based capital:
First Guaranty Bancshares, Inc.	$102,828	13.03%	$63,117	8.00%	N/A	N/A
First Guaranty Bank	95,644	12.13%	63,096	8.00%	78,870	10.00%
Tier 1 capital:
First Guaranty Bancshares, Inc.	94,511	11.98%	31,588	4.00%	N/A	N/A
First Guaranty Bank	87,347	11.07%	31,548	4.00%	47,322	6.00%
Tier 1 leverage capital:
First Guaranty Bancshares, Inc.	94,511	8.69%	43,528	4.00%	N/A	N/A
First Guaranty Bank	87,347	8.06%	43,356	4.00%	54,195	5.00%

December 31, 2009
Total risk-based capital:
First Guaranty Bancshares, Inc.	$96,514	12.97%	$59,536	8.00%	N/A	N/A
First Guaranty Bank	91,388	12.22%	59,834	8.00%	74,793	10.00%
Tier 1 capital:
First Guaranty Bancshares, Inc.	88,595	11.90%	29,768	4.00%	N/A	N/A
First Guaranty Bank	83,469	11.16%	29,917	4.00%	44,876	6.00%
Tier 1 leverage capital:
First Guaranty Bancshares, Inc.	88,595	9.58%	36,979	4.00%	N/A	N/A
First Guaranty Bank	83,469	9.03%	36,985	4.00%	46,231	5.00%

Note 13.  Dividend Restrictions
    The Federal Reserve Bank ("FRB") has stated that generally, a bank holding company, should not maintain a rate of distributions to shareholders unless its available net income has been sufficient to fully fund the distributions, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. As a Louisiana corporation, the Company is restricted under the Louisiana corporate law from paying dividends under certain conditions. The Company is currently required to obtain prior written approval from the FRB before declaring or paying any corporate dividend.
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
    The Bank is restricted under applicable laws in the payment of dividends to an amount equal to current year earnings plus undistributed earnings for the immediately preceding year, unless prior permission is received from the Commissioner of Financial Institutions for the State of Louisiana. Dividends payable by the Bank in 2011 without permission will be limited to 2011 earnings plus the undistributed earnings of $5.1 million from 2010.
    Accordingly, at January 1, 2011, $85.6 million of the Company’s equity in the net assets of the Bank was restricted. Funds available for loans or advances by the Bank to the Company amounted to $9.6 million.  In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.
    The Company is prohibited under the terms of the Treasury CPP program from certain capital uses, including repurchases of Company stock and increases in dividends until August 28, 2012.  After that date and until redemption of the preferred stock, such capital uses must have prior permission from the Treasury Department.

Note 14.  Related Party Transactions
    In the normal course of business, the Company has loans, deposits and other transactions with its executive officers, directors and certain business organizations and individuals with which such persons are associated. An analysis of the activity of loans made to such borrowers during the year ended December 31, 2010 follows:

	December 31,
	2010	2009
	(in thousands)

Balance, beginning of year	$23, 340	$22,457
New loans	8,636	16,098
Repayments	(12,490)	(15,215)
Balance, end of year	$19,486	$23,340

    Unfunded commitments to the Company’s directors and executive officers totaled $13.4 million and $7.7 million at December 31, 2010 and 2009, respectively. At December 31, 2010 the Company had deposits from director's and executives totaling $12.6 million.  There were no participations in loans purchased from affiliated financial institutions included in the Company’s loan portfolio in 2010. During 2009, there were no participations in loans purchased from affiliated financial institutions.  There were no participations sold to affiliated financial institutions in 2010 and $2.4 million in participation sold to affilated financial institutions at December 31, 2009.
    During the years ended 2010, 2009 and 2008, the Company paid approximately $0.6 million, $0.6 million and $0.5 million, respectively, for printing services and supplies and office furniture and equipment to Champion Graphic Communications (or subsidiary companies of Champion Industries, Inc.), of which Mr. Marshall T. Reynolds, the Chairman of the Company’s Board of Directors, is President, Chief Executive Officer, Chairman of the Board of Directors and holder of 35.2% of the capital stock as of January 28, 2011; approximately $1.4 million, $1.4 million and $1.3 million, respectively, to participate in the Champion Industries, Inc. employee medical benefit plan; and approximately $0.2 million, $0.2 million and $0.2 million, respectively, to Sabre Transportation, Inc. for travel expenses of the Chairman and other directors. These expenses include, but are not limited to, the utilization of an aircraft, fuel, air crew, ramp fees and other expenses attendant to the Company’s use. The Harrah and Reynolds Corporation, of which Mr. Reynolds is President and Chief Executive Officer and sole shareholder, has controlling interest in Sabre Transportation, Inc.
    During the years ended 2010, 2009, and 2008 the Company paid approximately $73,000, $66,000 and $30,000, respectively, to subsidiaries of Hood Automotive Group, of which Mr. Hood is the President. Expenses include the purchases of new Company vehicles and services on Company owned vehicles.
    During the year ended 2009 and 2008 the Company engaged the services of Cashe, Lewis, Coudrain and Sandage, attorneys-at-law, of which Mr. Alton Lewis, a director of the Company, was a partner, to represent the Company with certain legal matters. Mr. Lewis had a 25% ownership interest in the law firm. In October 2009, Mr. Lewis joined the Company as the Chief Executive Officer. As of that date, Mr. Lewis was no longer a partner in the law firm Cashe, Lewis, Coudrain and Sandage. The fees paid to Cashe, Lewis, Coudrain and Sandage for legal services totaled $0.1 million for the calendar period ended September 30, 2009. The fees paid for these legal services totaled $0.2 million for the year ended 2008.  The Company has continued to be represented by Cashe, Coudrain, and Sandage in certain legal matters and for the remainder of 2009 the Company paid $23,000. In 2010 the Company paid $0.2 million for the services of Cashe, Coudrain, and Sandage.

Note 15. Employee Benefit Plans
    The Company has an employee savings plan to which employees, who meet certain service requirements, may defer one to 20 percent of their base salaries, six percent of which may be matched up to 100%, at its sole discretion. Contributions to the savings plan were $129,000, $64,000, and $64,000 in 2010, 2009 and 2008, respectively.
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
    No contributions were made to the ESOP for the year 2010.  Voluntary contributions of $100,000 to the ESOP were made in 2009 and 2008 for the purchase of shares from third parties at market value. As of December 31, 2010, the ESOP held 23,562 shares. In October of 2010, the ESOP plan was frozen and the Company does not plan to make future contributions to this plan.

Note 16. Other Expenses
The following is a summary of the significant components of other noninterest expense:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)

Other noninterest expense:
Legal and professional fees	$1,791	$1,254	$1,496
Operating supplies	594	537	572
Marketing and public relations	1,426	809	1,131
Data processing	1,143	1,067	1,063
Travel and lodging	435	398	416
Taxes - sales and capital	620	529	571
Telephone	177	192	185
Amortization of core deposit intangibles	218	291	311
Donations	778	221	258
Regulatory assessment expense	1,496	2,049	827
Net cost of other real estate and repossessions	858	399	249
Other	2,331	2,618	2,606
Total other expense	$11,867	$10,364	$9,685

Note 17. Advertising Expenses
    The Company does not capitalize advertising costs. They are expensed as incurred and are included in Other Noninterest Expense on the Consolidated Statements of Income. Advertising expense was $0.4 million, $0.4 million, and $0.6 million for 2010, 2009, and 2008, respectively.

Note 18.  Income Taxes
The following is a summary of the provision for income taxes included in the Statements of Income:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)

Current	$4,604	$3,705	$5,423
Deferred	622	67	(2,848)
Tax credits	-	(46)	(105)
Total	$5,226	$3,726	$2,470

    The difference between income taxes computed by applying the statutory federal income tax rate and the provision for income taxes in the financial statements is reconciled as follows:
	Years Ended December 31,
	2010	2009	2008
	(in thousands)

Statutory tax rate	34.2%	34.0%	34.3%
Federal income taxes at statutory rate	$5,224	$3,854	$2,739
Tax credits	-	(46)	(105)
Other	2	(82)	(164)
Total	$5,226	$3,726	$2,470

    Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities, and available tax credit carryforwards. Temporary differences between the financial statement and tax values of assets and liabilities give rise to deferred tax assets (liabilities). The significant components of deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows:

	Years Ended December 31,
	2010	2009
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$2,828	$2,692
Other real estate owned	135	36
Impairment writedown on securities	168	1,236
Unrealized loss on available for sale securities	133	-
Other	249	145
Gross deferred tax assets	3,513	4,109

Deferred tax liabilities:
Depreciation and amortization	(1,139)	(1,238)
Unrealized gains on avalable for sale securities	-	(1,070)
Other	(218)	(226)
Gross deferred tax liabilities	(1,357)	(2,534)
Net deferred tax assets	$2,156	$1,575

    As of December 31, 2010 and 2009, there were no net operating loss carry forwards for income tax purposes.

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
    The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if applicable, in noninterest expense. During the years ended December 31, 2010, 2009, and 2008, the Company did not recognize any interest or penalties in its consolidated financial statements, nor has it recorded an accrued liability for interest or penalty payments.

 Note 19.  Comprehensive Income
    The following is a summary of the components of other comprehensive income as presented in the Statements of Changes in Stockholders’ Equity:

	December 31,
	2010	2009	2008
	(in thousands)

Unrealized gain (loss) on available for sale securities, net	$(1,085)	$9,382	$(8,889)
Unrealized loss on held to maturity securities, net	-	(224)	-
Reclassification for OTTI losses	-	829	4,611
Reclassification adjustments for net (gains) losses, realized net income	(2,453)	(2,056)	1
Other comprehensive income (loss)	(3,538)	7,931	(4,277)
Income tax (provision) benefit related to other comprehensive income	1,202	(2,696)	1,454
Other comprehensive income (loss), net of income taxes	$(2,336)	$5,235	$(2,823)

Note 20.  Off-Balance Sheet Items
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
    There were no losses incurred on any commitments in 2010 or 2009.
    A summary of the notional amounts of the financial instruments with off-balance sheet risk at December 31, 2010 and 2009 follows:

	December 31,
	2010	2009
	(in thousands)
Financial instruments whose contract
amounts represent credit risk:
Commitments to extend credit	$95,204	$51,132
Standby and commercial letters of credit	5,681	7,091

Note 21.  Fair Value Measurements
    The fair value of a financial instrument is the current amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Valuation techniques use certain inputs to arrive at fair value. Inputs to valuation techniques are the assumptions that market participants would use in pricing the asset or liability. They may be observable or unobservable. The Company uses a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Securities available for sale
    Securities are classified within (Level 1) where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets.  If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within (Level 2) of the hierarchy. Securities classified (Level 3) in the Company's portfolio as of December 31, 2010  include municiapl bonds from two local municipalities.

Impaired loans
    Loans are measured for impairment using the methods permitted by ASC Topic 310. Fair value of impaired loans is measured by either the loans obtainable market price, if available (Level 1), the fair value of the collateral if the loan is collateral dependent (Level 2), or the present value of expected future cash flows, discounted at the loans effective interest rate (Level 3). Fair value of the collateral is determined by appraisals or independent valuation.

Other real estate owned
    Properties are recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values of OREO at December 31, 2010 are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement or amounts commonly used in real estate transactions. Inputs include appraisal values on the properties or recent sales activity for similar assets in the property’s market, and thus OREO measured at fair value would be classified within Level 2 of the hierarchy.

    The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:
	At December 31,
	(in thousands)
	2010	2009

Securities available for sale measured at fair value	$322,128	$249,480

Fair Value Measurements Using:
Quoted Prices in Active Markets For Identical Assets (Level 1)	14,374	16,943
Significant Other Observable Inputs (Level 2)	299,366	223,537
Significant Unoberservable Inputs (Level 3)	8,388	9,000

   The following table reconciles assets measured at fair value on a recurring basis using unobservable inputs (Level 3):

Municipal Bonds
(in thousands)

Balance, beginning of year	$9,000
Total gains or losses (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	-
Purchases, sales, issuances and settlements, net	(612)
Transfers in and/or out of Level 3	-
Balance as of end of year	8,388
The amount of total gains or losses for the period included in earnings attributable to the
change in unrealized gains or losses relating to assets still held as of December 31, 2010	$-

      Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for 2010 on a recurring basis are reported in noninterest or other comprehensive income as follows:
	Noninterest Income	Other Comprehensive Income

Total gains included in earnings	$3,162
(or changes in net assets)

Changes in unrealized gains (losses) relating to assets		$(2,336)
still held at December 31, 2010

   The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of December 31, 2010, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:
	At December 31,
	(in thousands)
	2010	2009

Impaired loans measured at fair value	$47,763	$28,080

Fair Value Measurements Using:
Quoted Prices in Active Markets For Identical Assets (Level 1)	-	-
Significant Other Observable Inputs (Level 2)	30,364	11,166
Significant Unoberservable Inputs (Level 3)	17,399	16,914

Other real estate owned measured at fair value	$577	$658

Quoted Prices in Active Markets For Identical Assets (Level 1)	-	-
Significant Other Observable Inputs (Level 2)	577	658
Significant Unoberservable Inputs (Level 3)	-	-

Note 22.  Financial Instruments
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
Borrowings. The carrying amount of federal funds purchased and other short-term borrowings approximate their fair values. The fair value of the Company’s long-term borrowings is computed using net present value formulas. The present value is the sum of the present value of all projected cash flows on a item at a specified discount rate. The discount rate is set as an appropriate rate index, plus or minus an appropriate spread.
Other unrecognized financial instruments. The fair value of commitments to extend credit is estimated using the fees charged to enter into similar legally binding agreements, taking into account the remaining terms of the agreements and customers' credit ratings. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit are based on fees charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2010 and 2009 the fair value of guarantees under commercial and standby letters of credit was immaterial.

The estimated fair values and carrying values of the financial instruments at December 31, 2010 and 2009 are presented in the following table:
	December 31,
	2010		2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(in thousands)
Assets
Cash and cash equivalents	$44,837	$44,837	$46,718	$46,718
Securities, available for sale	322,128	322,128	249,480	249,480
Securities, held to maturity	159,833	155,326	12,349	12,462
Federal Home Loan Bank stock	1,615	1,615	2,547	2,547
Loans, net	567,323	570,566	581,983	584,248
Accrued interest receivable	7,664	7,664	5,807	5,807

Liabilities
Deposits	$1,007,383	$1,016,679	$799,746	$802,183
Borrowings	12,589	12,591	31,929	31,918
Accrued interest payable	3,539	3,539	2,519	2,519
 There is no material difference between the contract amount and the estimated fair value of off-balance sheet items that are primarily comprised of short-term unfunded loan commitments that are generally priced at market.

Note 23.  Concentrations of Credit and Other Risks
    Personal, commercial and residential loans are granted to customers, most of who reside in northern and southern areas of Louisiana. Although the Company has a diversified loan portfolio, significant portions of the loans are collateralized by real estate located in Tangipahoa Parish and surrounding parishes in southeast Louisiana. Declines in the Louisiana economy could result in lower real estate values which could, under certain circumstances, result in losses to the Company.
    The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers. Generally, credit is not extended in excess of $8.0 million to any single borrower or group of related borrowers.
    Approximately 35.4% of the Company’s deposits are derived from local governmental agencies. These governmental depositing authorities are generally long-term customers. A number of the depositing authorities are under contractual obligation to maintain their operating funds exclusively with the Company. In most cases, the Company is required to pledge securities or letters of credit issued by the Federal Home Loan Bank to the depositing authorities to collateralize their deposits. Under certain circumstances, the withdrawal of all of, or a significant portion of, the deposits of one or more of the depositing authorities may result in a temporary reduction in liquidity, depending primarily on the maturities and/or classifications of the securities pledged against such deposits and the ability to replace such deposits with either new deposits or other borrowings.
    Public fund deposits totaled $356.2 million or 35.4% of total deposits at December 31, 2010.  Six public entities comprised $277.6 million or 77.9% of the total public funds as of December 31, 2010.

Note 24.  Litigation
    The Company is subject to various legal proceedings in the normal course of its business. It is Management’s belief that the ultimate resolution of such claims will not have a material adverse effect on the Company’s financial position or results of operations.

Note 25.  Commitments and Contingencies
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

Note 26.  Subsequent Events
    On October 22, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Greensburg Bancshares, Inc. (“Greensburg Bancshares”) and its wholly-owned subsidiary, Bank of Greensburg (“Greensburg”).
    The Merger Agreement provides for the acquisition of Greensburg Bancshares in a merger (the “Merger”).  At the effective time of the Merger, each share of common stock of Greensburg Bancshares, at the election of the holder thereof, will be converted into the right to receive either 13.26 shares of common stock of First Guaranty Bancshares, $247 in cash, or a combination of cash and common stock of First Guaranty Bancshares (the “Merger Consideration”).  The final structure of the Merger will depend upon the election by Greensburg Bancshares of the form of the Merger Consideration.  The total consideration is valued at approximately $5.3 million.
    At December 31, 2010, Greensburg Bancshares had total assets of approximately $89.3 million, including loans of $67.5 million.  Total deposits were $79.8 million.
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
    It is expected that the Merger will be completed during the second quarter of 2011 following receipt of all regulatory and shareholder approvals.

Note 27.  Condensed Parent Company Information
    The following condensed financial information reflects the accounts and transactions of First Guaranty Bancshares, Inc. (parent company only) for the dates indicated:

First Guaranty Bancshares, Inc.
Condensed Balance Sheets
(in thousands)

	December 31,
Assets	2010	2009
Cash	$7,523	$5,547
Investment in bank subsidiary	90,701	89,363
Other assets	257	409
Total Assets	$98,481	$95,319

Liabilities and Stockholders' Equity
Other liabilities	$543	$384
Stockholders' Equity	97,938	94,935
Total Liabilities and Stockholders' Equity	$98,481	$95,319

First Guaranty Bancshares, Inc.
Condensed Statements of Income
(in thousands)

	Years ended December 31,
Operating Income	2010	2009	2008
Dividends received from bank subsidiary	$6,893	$5,109	$7,200
Other income	4	4	143
Total operating income	6,897	5,113	7,343

Operating Expenses
Interest expense	-	114	152
Salaries & Benefits	88	78	106
Other expenses	766	423	597
Total operating expenses	854	615	855

Income before income tax benefit and increase in equity in undistributed
earnings of subsidiary	6,043	4,498	6,488
Income tax benefit	296	214	289
Income before increase in equity in undistributed earnings of subdisiary	6,339	4,712	6,777
Increase (Decrease) in equity in undistributed earnings of subsidiary	3,686	2,883	(1,265)
Net Income	10,025	7,595	5,512
Less preferred stock dividends	(1,333)	(594)	-
Net income available to common shareholders	$8,692	$7,001	$5,512

First Guaranty Bancshares, Inc.
Condensed Statements of Cash Flow
(in thousands)
	Years ended December 31,
	2010	2009	2008
	(in thousands)

Cash Flows From Operating Activities
Net income	$10,025	$7,595	$5,512
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for deferred income taxes	-	-	(16)
(Increase) Decrease in equity in undistributed earnings of subsidiary	(3,686)	(2,883)	1,265
Net change in other liabilities	159	(83)	65
Net change in other assets	164	275	(132)
Net Cash Provided By Operating Activities	6,662	4,904	6,694

Cash Flows From Investing Activities
Payments for investments in and advances to subsidiary	-	(16,350)	-
Net Cash Used in Investing Activities	-	(16,350)	-

Cash Flows From Financing Activities
Repayment of long-term debt	-	-	(3,093)
Proceeds from issuance of preferred stock	-	20,699	-
Dividends paid	(4,686)	(3,799)	(3,557)
Net Cash Provided by (Used In) Financing Activities	(4,686)	16,900	(6,650)

Net Increase In Cash and Cash Equivalents	1,976	5,454	44
Cash and Cash Equivalents at the Beginning of the Period	5,547	93	49
Cash and Cash Equivalents at the End of the Period	$7,523	$5,547	$93

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
    There were no changes in or disagreements with accountants on accounting and financial disclosures for the year ended December 31, 2010.

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
    Based on our evaluation under the framework in Internal Control – Integrated Framework, Management concluded that internal control over financial reporting was effective as of December 31, 2010.

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

Part IV

Item 15 - Exhibits and Financial Statement Schedules

(a)	1	Consolidated Financial Statements

		Item	Page
First Guaranty Bancshares, Inc. and Subsidiary
		Report of Independent Registered Accounting Firm	51
		Consolidated Balance Sheets - December 31, 2010 and 2009	52
		Consolidated Statements of Income – Years Ended December 31, 2010, 2009 and 2008	53
		Consolidated Statements of Changes in Stockholders’ Equity - December 31, 2010, 2009 and 2008	54
		Consolidated Statements of Cash Flows - Years Ended December 31, 2010, 2009 and 2008	55
		Notes to Consolidated Financial Statements	56

	2	Consolidated Financial Statement Schedules

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
14.1
First Guaranty Bancshares, Inc. and Subsidiary Code of Conduct and Ethics for Employees, Officers and Directors adopted March 18, 2010 (filed at Exhibit 14.3 on the Company’s Form 10-K dated March 31, 2010 and incorporated herein by reference)

14.2
First Guaranty Bancshares, Inc. Code of Ethics for Senior Financial Officers adopted March 18, 2010 (filed at Exhibit 14.4 on the Company’s Form 10-K dated March 31, 2010 and incorporated herein by reference).

14.3		First Guaranty Bancshares, Inc. and Subsidiary Code of Conduct and Ethics for Employees, Officers and Directors adopted March 17, 2011.
14.4		First Guaranty Bancshares, Inc. Code of Ethics for Senior Financial Officers adopted March 17, 2011.
21		Subsidiaries of the First Guaranty Bancshares, Inc. (filed as Exhibit 21 on the Company’s Form 8-K dated November 8, 2007 and incorporated herein by reference).
24		Power of attorney
31.1		Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Chief Executive Officer TARP Certification
99.2		Chief Financial Officer TARP Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST GUARANTY BANCSHARES, INC.

Dated: March 31, 2011

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Alton B. Lewis Alton B. Lewis	Chief Executive Officer and Director	March 31, 2011

/s/ Eric J. Dosch Eric J. Dosch	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 31, 2011

*___________________________ Marshall T. Reynolds	Chairman of the Board	March 31, 2011

*___________________________ William K. Hood	Director	March 31, 2011

*___________________________ Sandra C. Ramsey	Director	March 31, 2011

*By: /s/ Alton B. Lewis
         Alton B. Lewis
         Under Power of Attorney