Form 10-Q
period 2011-03-31
First Guaranty Bancshares, Inc.
filed 2011-05-16
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2011
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
Yes ☐   No ☒

As of May 12, 2011, the registrant had 5,559,644 shares of $1 par value common stock which were issued and outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial
FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$34,797	$35,695
Interest-earning demand deposits with banks	14	13
Federal funds sold	20,355	9,129
Cash and cash equivalents	55,166	44,837

Investment securities:
Available for sale, at fair value	323,879	322,128
Held to maturity, at cost (estimated fair value of $187,928 and $155,326, respectively)	193,783	159,833
Investment securities	517,662	481,961

Federal Home Loan Bank stock, at cost	812	1,615
Loans held for sale	168	-

Loans, net of unearned income	569,447	575,640
Less: allowance for loan losses	8,229	8,317
Net loans	561,218	567,323

Premises and equipment, net	16,329	16,023
Goodwill	1,999	1,999
Intangible assets, net	1,705	1,729
Other real estate, net	766	577
Accrued interest receivable	7,773	7,664
Other assets	7,880	9,064
Total Assets	$1,171,478	$1,132,792

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing demand	$142,674	$130,897
Interest-bearing demand	193,628	192,139
Savings	49,395	46,663
Time	667,815	637,684
Total deposits	1,053,512	1,007,383

Short-term borrowings	13,408	12,589
Accrued interest payable	4,268	3,539
Other liabilities	1,863	11,343
Total Liabilities	1,073,051	1,034,854

Stockholders' Equity
Preferred stock:
Series A - $1,000 par value - authorized 5,000 shares; issued and outstanding 2,069.9 shares	19,915	19,859
Series B - $1,000 par value - authorized 5,000 shares; issued and outstanding 103 shares	1,111	1,116
Common stock:
$1 par value - authorized 100,600,000 shares; issued and outstanding 5,559,644 shares	5,560	5,560
Surplus	26,461	26,461
Retained earnings	46,375	45,201
Accumulated other comprehensive income (loss)	(995)	(259)
Total Stockholders' Equity	98,427	97,938
Total Liabilities and Stockholders' Equity	$1,171,478	$1,132,792

See Notes to the Consolidated Financial Statements.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except share data)
	Three Months Ended March 31,
	2011	2010
Interest Income:
Loans (including fees)	$8,461	$8,804
Loans held for sale	1	1
Deposits with other banks	10	9
Securities (including FHLB stock)	4,762	3,419
Federal funds sold	5	2
Total Interest Income	13,239	12,235

Interest Expense:
Demand deposits	227	201
Savings deposits	11	10
Time deposits	3,506	2,718
Borrowings	6	41
Total Interest Expense	3,750	2,970

Net Interest Income	9,489	9,265
Less: Provision for loan losses	464	679
Net Interest Income after Provision for Loan Losses	9,025	8,586

Noninterest Income:
Service charges, commissions and fees	1,010	983
Net gains on securities	41	261
Loss on securities impairment	(97)	-
Net gains on sale of loans	48	59
Other	287	339
Total Noninterest Income	1,289	1,642

Noninterest Expense:
Salaries and employee benefits	3,035	2,898
Occupancy and equipment expense	813	752
Other	2,786	2,606
Total Noninterest Expense	6,634	6,256

Income Before Income Taxes	3,680	3,972
Less: Provision for income taxes	1,284	1,389
Net Income	2,396	2,583
Preferred Stock Dividends	(333)	(333)
Income Available to Common Shareholders	$2,063	$2,250

Per Common Share:
Earnings	$0.37	$0.40
Cash dividends paid	$0.16	$0.16

Average Common Shares Outstanding	5,559,644	5,559,644
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
(in thousands, except per share data)

	Series A	Series B				Accumulated
	Preferred	Preferred	Common			Other
	Stock	Stock	Stock		Retained	Comprehensive
	$1,000 Par	$1,000 Par	$1 Par	Surplus	Earnings	Income/(Loss)		Total

Balance December 31, 2009	$19,630	$1,140	$5,560	$26,461	$40,067	$2,077		$94,935
Net income	-	-	-	-	2,583	-		2,583
Change in unrealized loss on AFS securities, net of reclassification adjustments and taxes	-	-	-	-	-	1,832		1,832
Comprehensive Income	-	-	-	-	-	-		4,415
Cash dividends on common stock ($0.16 per share)	-	-	-	-	(889)	-		(889)
Preferred stock dividend, amortization and accretion	56	(6)	-	-	(333)	-		(283)
Balance March 31, 2010	$19,686	$1,134	$5,560	$26,461	$41,428	$3,909		$98,178

Balance December 31, 2010	$19,859	$1,116	$5,560	$26,461	$45,201	$(259	) $	97,938
Net income	-	-	-	-	2,396	-		2,396
Change in unrealized loss on AFS securities, net of reclassification adjustments and taxes	-	-	-	-	-	(736)		(736)
Comprehensive Income	-	-	-	-	-	-		1,660
Cash dividends on common stock ($0.16 per share)	-	-	-	-	(889)	-		(889)
Preferred stock dividend, amortization and accretion	56	(5)	-	-	(333)	-		(282)
Balance March 31, 2011	$19,915	$1,111	$5,560	$26,461	$46,375	$(995	) $	98,427
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Three Months Ended March 31,
	2011	2010
Cash Flows From Operating Activities
Net income	$2,396	$2,583
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	464	679
Depreciation and amortization	371	120
Amortization/Accretion of investments	161	(76)
(Gain) Loss on securities	(41)	(261)
(Gain) Loss on sale of assets	(48)	(58)
Other than temporary impairment charge on securities	97	-
ORE writedowns and loss on disposition	54	33
FHLB stock dividends	(2)	(2)
Net (increase) in loans held for sale	(168)	(264)
Change in other assets and liabilities, net	2,666	3,629
Net Cash Provided By Operating Activities	5,950	6,383

Cash Flows From Investing Activities
Proceeds from maturities, calls and sales of HTM securities	-	106
Proceeds from maturities, calls and sales of AFS securities	12,071	335,474
Funds invested in HTM securities	(43,907)	-
Funds Invested in AFS securities	(15,159)	(330,365)
Proceeds from sale/redemption of Federal Home Loan Bank stock	1,028	-
Funds invested in Federal Home Loan Bank stock	(223)	(237)
Net decrease (increase) in loans	5,346	(13,929)
Purchase of premises and equipment	(606)	(536)
Proceeds from sales of other real estate owned	52	73
Net Cash Used In Investing Activities	(41,398)	(9,414)

Cash Flows From Financing Activities
Net increase in deposits	46,129	27,711
Net increase (decrease) in federal funds purchased and short-term borrowings	819	(2,265)
Repayment of long-term borrowings	-	(2,492)
Dividends paid	(1,171)	(889)
Net Cash Provided By Financing Activities	45,777	22,065

Net Increase In Cash and Cash Equivalents	10,329	19,034
Cash and Cash Equivalents at the Beginning of the Period	44,837	46,718
Cash and Cash Equivalents at the End of the Period	$55,166	$65,752

Noncash Activities:
Loans transferred to foreclosed assets	$295	$864
Cash Paid During The Period:
Interest on deposits and borrowed funds	$3,021	$2,464
Income taxes	$-	$500

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements and the footnotes of First Guaranty Bancshares, Inc. (the “Company”) thereto should be read in conjunction with the audited financial statements and note disclosures for the Company previously filed with the Securities and Exchange Commission in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2010.

The consolidated financial statements include the accounts of First Guaranty Bancshares, Inc. and its wholly owned subsidiary First Guaranty Bank.  All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2011 and 2010 are not necessarily indicative of the results expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are susceptible to significant change in the near term are the allowance for loan losses, valuation of goodwill, intangible assets and other purchase accounting adjustments.

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

Securities available for sale

Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets.  If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified Level 3 in the Company's portfolio as of March 31, 2011 include municipal bonds from two local municipalities.

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

Other real estate owned

Properties are recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values of other real estate owned ("OREO") at March 31, 2011 are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement or amounts commonly used in real estate transactions. Inputs include appraisal values on the properties or recent sales activity for similar assets in the property’s market, and thus OREO measured at fair value would be classified within Level 2 of the hierarchy.

Certain non-financial assets and non-financial liabilities are measured at fair value on a non-recurring basis including assets and liabilities related to reporting units measured at fair value in the testing of goodwill impairment, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2011	December 31, 2010
	(in thousands)
Securities available for sale measured at fair value	$323,879	$322,128
Fair Value Measurements Using:
Quoted Prices in Active Markets For Identical Assets (Level 1)	$6,499	$14,374
Significant Other Observable Inputs (Level 2)	$308,998	$299,366
Significant Unoberservable Inputs (Level 3)	$8,382	$8,388

The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes the methodologies used are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value.  The change in level 3 securities available for sale was due to the princial payment of a municipal bond in the amount of $6,000.

Gains and losses on securities (realized and unrealized) included in earnings (or changes in net assets) for the first three months of 2011 on a recurring basis are reported in noninterest income or other comprehensive income as follows:
	Noninterest Income	Other Comprehensive Income
	(in thousands)
Total gains included in earnings (or changes in net assets)	$41
Impairment loss	$(97)
Changes in unrealized gains (losses) relating to assets still held at March 31, 2011		$(736)

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of March 31, 2011, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	At March 31,
	2011	2010
	(in thousands)
Impaired loans measured at fair value	$47,490	$47,763
Fair Value Measurements Using:
Quoted Prices in Active Markets For Identical Assets (Level 1)	-	-
Significant Other Observable Inputs (Level 2)	$12,532	$30,364
Significant Unoberservable Inputs (Level 3)	$34,958	$17,399

Other real estate owned measured at fair value	$766	$577
Fair Value Measurements Using:
Quoted Prices in Active Markets For Identical Assets (Level 1)	-	-
Significant Other Observable Inputs (Level 2)	$766	$577
Significant Unoberservable Inputs (Level 3)	-	-

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

The Company has chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States, and as such has not included any gains or losses in earnings for the three months ended March 31, 2011.

Note 3. Securities

A summary comparison of securities by type at March 31, 2011 and December 31, 2010 is shown below.

	March 31, 2011				December 31, 2010
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(in thousands)
Available for sale:
U.S. Government Agencies	$166,082	$30	$(5,163)	$160,949	$172,958	$242	$(3,982)	$169,218
Corporate debt securities	148,672	4,918	(1,154)	152,436	138,925	4,804	(1,331)	142,398
Mutual funds or other equity securities	1,250	21	(158)	1,113	1,250	20	(132)	1,138
Municipal bonds	9,382	-	(1)	9,381	9,388	-	(14)	9,374
Total available for sale securities	$325,386	$4,969	$(6,476)	$323,879	$322,521	$5,066	$(5,459)	$322,128

Held to maturity:
U.S. Government Agencies	$193,783	$-	$(5,855)	$187,928	$159,833	$-	$(4,507)	$155,326
Total held to maturity securities	$193,783	$-	$(5,855)	$187,928	$159,833	$-	$(4,507)	$155,326

The scheduled maturities of securities at March 31, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2011
	Amortized	Fair
	Cost	Value
	(in thousands)
Available For Sale:
Due in one year or less	$9,643	$9,895
Due after one year through five years	68,200	71,570
Due after five years through 10 years	160,232	158,370
Over 10 years	87,311	84,044
Total available for sale securities	$325,386	$323,879

Held to Maturity:
Due in one year or less	$-	$-
Due after one year through five years	31,953	31,817
Due after five years through 10 years	121,831	118,130
Over 10 years	39,999	37,981
Total held to maturity securities	$193,783	$187,928

At March 31, 2011 approximately $351.1 million in securities were pledged to secure public fund deposits, and for other purposes required or permitted by law.

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at March 31, 2011.

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in thousands)
Available for sale:
U.S. Treasury and U.S.
Government agencies	$145,919	$5,163	$-	$-	$145,919	$5,163
Corporate debt securities	52,008	1,050	1,493	104	53,501	1,154
Municipals	999	1	-	-	999	1
Mutual funds or other equity securities	-	-	342	158	342	158
Total available for sale securities	$198,926	$6,214	$1,835	$262	$200,761	$6,476

Held to maturity:
U.S. Treasury and U.S.
Government agencies	$182,928	$5,855	$-	$-	$182,928	$5,855
Total held to maturity securities	$182,928	$5,855	$-	$-	$182,928	$5,855

At March 31, 2011, 284 debt securities and two equity securities have gross unrealized losses of $12.3 million or 3.1% of amortized cost. The gross unrealized losses in the portfolio resulted from increases in market interest rates, illiquidity, and declines in net income and other financial indicators caused by the national economy in the market and not from deterioration in the creditworthiness of the issuer. The Company believes that it will collect all amounts contractually due and has the intent and the ability to hold these securities until the fair value is at least equal to the carrying value. The Company had 84 U.S. Government agency securities, 196 corporate debt securities and one municipal that had gross unrealized losses for less than 12 months. The Company had three corporate debt securities and two equity securities which have been in a continuous unrealized loss position for 12 months or longer. All securities with unrealized losses greater than 12 months were classified as available for sale. Securities with unrealized losses less than 12 months included $198.9 million classified as available for sale and $182.9 million in held to maturity agency securities.

Irrespective of the classification, accounting and reporting treatment as AFS or HTM securities, if any decline in the market value of a security is deemed to be other than temporary, then the security’s carrying value shall be written down to fair value and the amount of the write down will be reflected in earnings. Management evaluates securities for other-than-temporary impairment at least quarterly and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) the recovery of contractual principal and interest and (iv) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, Management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and industry reports.

The amount of investment securities issued by government agencies, mortgage-backed and asset-backed securities with unrealized losses and the amount of unrealized losses on those investment securities are primarily the result of market interest rates and illiquidity in the market. The company has the ability and intent to hold these securities until recovery, which may be until maturity.

The corporate debt securities consist primarily of corporate bonds issued by the following types of organizations: financial, insurance, utilities, manufacturing, industrial, consumer products and oil and gas. Also included in corporate debt securities are trust preferred capital securities, many issued by national and global financial services firms. The market values of some corporate bonds have declined over the last several months due to increases in market interest rates. The Company believes that the each of the issuers will be able to fulfill the obligations of these securities. The Company has the ability and intent to hold these securities until they recover, which could be at their maturity dates.

The held to maturity portfolio is comprised of government sponsored enterprise securities such as FHLB, FNMA, FHLMC, and FFCB.  The securities have maturities of 15 years or less and the securities are used to collateralize public funds.  The Company has maintained public funds in excess of $175.0 million since December 2007.  As of March 31, 2011 public funds deposits totaled $364.4 million.  Management believes that public funds will continue to be a significant part of the Company's deposit base and will need to be collateralized by securities in the investment portfolio.

Other than the corporate debt securities, the Company attributes the unrealized losses mainly to increases in market interest rates over the yield available at the time the underlying securities were purchased. The Company does not expect to incur a loss unless the securities are sold prior to maturity.

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

Securities that are other-than-temporarily impaired are evaluated at least quarterly. The evaluation includes performance indications of the underlying assets in the security, loan to collateral value, third-party guarantees, current levels of subordination, geographic concentrations, industry analysts reports, sector credit ratings, volatility of the securities fair value, liquidity, leverage and capital ratios, the Company's ability to continue as a going concern. If the company is in bankruptcy, the status and potential outcome is also considered.

The Company believes that the securities with unrealized losses reflect impairment that is temporary and that there are currently no securities with other-than-temporary impairment.

During the first quarter 2011, the Company recorded an impairment writedown on one security of $97,000.

During 2010, the Company did not record an impairment write-down on its securities.

At March 31, 2011, the Company's exposure to four investment security issuers exceeded 10% of stockholders’ equity as follows:
	At March 31, 2011
	Amortized Cost	Fair Value
	(in thousands)
Federal Home Loan Bank (FHLB)	$167,954	$162,580
Federal Home Loan Mortgage Corporation (Freddie Mac)	38,991	38,266
Federal National Mortgage Association (Fannie Mae)	32,999	32,182
Federal Farm Credit Bank (FFCB)	117,921	113,859
Total	$357,865	$346,887

Note 4. Loans
The following table summarizes the components of the Company's loan portfolio as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
		As % of		As % of
	Balance	Category	Balance	Category
	(in thousands)
Real estate
Construction & land development	$68,428	12.0%	$65,570	11.4%
Farmland	13,366	2.3%	13,337	2.3%
1-4 Family	70,369	12.4%	73,158	12.7%
Multifamily	14,386	2.5%	14,544	2.5%
Non-farm non-residential	291,205	51.1%	292,809	50.8%
Total real estate	457,754	80.3%	459,418	79.7%

Agricultural	17,446	3.0%	17,361	3.0%
Commercial and industrial	72,362	12.7%	76,590	13.3%
Consumer and other	22,627	4.0%	22,970	4.0%
Total loans before unearned income	570,189	100.0%	576,339	100.0%
Less: unearned income	(742)		(699)
Total loans net of unearned income	$569,447		$575,640

The following table summarizes fixed and floating rate loans by maturity and repricing frequencies as of March 31, 2011:

	March 31, 2011
	Fixed	Floating	Total
	(in thousands)
One year or less	$66,937	$160,983	$227,920
One to five years	129,383	125,373	254,756
Five to 15 years	2,378	36,495	38,873
Over 15 years	8,730	11,786	20,516
Subtotal	$207,428	334,637	542,065
Nonaccrual loans			28,124
Total loans before unearned income			$570,189
Unearned income			(742)
Total loans net of unearned income			$569,447

The majority of floating rate loans have interest rate floors. As of March 31, 2011, $276.7 million of these loans were at the floor rate. Nonaccrual loans have been excluded from the calculation.

The following table presents the age analysis of past due loans at March 31, 2011:
	As of March 31, 2011
	(in thousands)
	30-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing

Real estate
Construction & land development	$337	$2,588	$2,925	$65,503	$68,428	$-
Farmland	-	38	38	13,328	13,366	-
1 - 4 family	1,058	5,813	6,871	63,498	70,369	2,025
Multifamily	-	-	-	14,386	14,386	-
Non-farm non-residential	1,804	19,231	21,035	270,170	291,205	-
Total real estate	3,199	27,670	30,869	426,885	457,754	2,025

Agricultural	177	444	621	16,825	17,446	-
Commercial and industrial	3,113	1,137	4,250	68,112	72,362	-
Consumer and other	164	-	164	22,463	22,627	-
Total loans before unearned income	$6,653	$29,251	$35,904	$534,285	$570,189	$2,025
Less: unearned income					(742)
Total loans net of unearned income					$569,447

The Company's management monitors the credit quality of its loans on an ongoing basis. Measurement of delinquency and past due status are based on the contractual terms of each loan.

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

The following is a summary of non-accrual loans by class:
As of March 31, 2011
(in thousands)
Real estate:
Construction & land development	$2,588
Farmland	38
1 - 4 family	3,788
Multifamily	-
Non-farm non-real estate	19,231
Total real estate	25,645

Agricultural	444
Commercial and industrial	1,137
Consumer and other	-
Total	$27,226

The Company assigns credit quality indicators of pass, special mention, and substandard to its loans. For the Company's loans with a corporate credit exposure, the Company internally assigns a grade based on the creditworthiness of the borrower. For loans with a consumer credit exposure, the Bank internally assigns a grade based upon an individual loan’s delinquency status.

Loans included in the Pass category are performing loans with satisfactory debt coverage ratios, collateral, payment history, and documentation.

Special mention loans have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loans or in the Company's credit position at some future date. Borrowers may be experiencing adverse operating trends (declining revenues or margins) or an ill proportioned balance sheet (e.g., increasing inventory without an increase in sales, high leverage, tight liquidity). Adverse economic or market conditions, such as interest rate increases or the entry of a new competitor, may also support a special mention rating. Nonfinancial reasons for rating a credit exposure special mention include management problems, pending litigation, an ineffective loan agreement or other material structural weakness, and any other significant deviation from prudent lending practices.

A substandard loan with a corporate credit exposure is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt by the borrower. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. These loans require more intensive supervision by management. Substandard loans are generally characterized by current or expected unprofitable operations, inadequate debt service coverage, inadequate liquidity, or marginal capitalization. Repayment may depend on collateral or other credit risk mitigants. For some substandard loans, the likelihood of full collection of interest and principal may be in doubt and thus, placed on nonaccrual. For loans with a consumer credit exposure, loans that are 90 days or more past due or that have been placed on nonaccrual are considered substandard.

The following table identifies the Credit Exposure of the Loan Portfolio by specific credit ratings:

	As of March 31, 2011
	(in thousands)
Corporate Credit Exposure -- by Credit Rating	Pass	Special Mention	Substandard	Total

Real Estate
Construction & land development	$61,232	$286	$6,910	$68,428
Farmland	13,237	-	129	13,366
1 - 4 family	57,628	3,909	8,832	70,369
Multifamily	8,605	-	5,781	14,386
Non-farm non-residential	254,923	813	35,469	291,205
Total real estate	395,625	5,008	57,121	457,754

Agricultural	17,002	-	444	17,446
Consumer and industrial	68,378	47	3,937	72,362
Consumer and other	22,492	53	82	22,627
Total loans before unearned income	$503,497	$5,108	$61,584	$570,189
Less: unearned income				(742)
Total loans net of unearned income				$569,447

Note 5. Allowance for Loan Losses

The allowance for loan losses is reviewed by the Company's management on a monthly basis and additions thereto are recorded in order to maintain the allowance at an adequate level. In assessing the adequacy of the allowance, several internal and external factors that might impact the performance of individual loans are considered. These factors include, but are not limited to, economic conditions and their impact upon borrowers' ability to repay loans, respective industry trends, borrower estimates and independent appraisals. Periodic changes in these factors impact the assessment of each loan and its overall impact on the adequacy of the allowance for loan losses.

The monitoring of credit risk also extends to unfunded credit commitments, such as unused commercial credit lines and letters of credit. A reserve is established as needed for estimates of probable losses on such commitments.

A summary of changes in the allowance for loan losses, by portfolio type, for the three months ended March 31, 2011 is as follows:

	Three Months Ended March 31, 2011
	(in thousands)
	Real Estate Loans:					Non-Real Estate Loans:
	Construction and Land Development	Farmland	1-4 Family	Multi-family	Non-farm non-residential	Agricultural	Commercial and Industrial	Consumer and other	Unallocated	Total
Allowance for credit Losses:
Beginning balance	$977	$46	$1,891	$487	$3,423	$80	$510	$390	$513	$8,317
Charge-offs	(417)	-	(157)	-	(22)	-	(1)	(88)	-	(685)
Recoveries	-	-	6	-	7	-	63	57	-	133
Provision	(95)	(5)	557	(325)	(287)	117	900	(83)	(315)	464
Ending Balance	$465	$41	$2,297	$162	$3,121	$197	$1,472	$276	$198	$8,229

Allowance at the end of first quarter:
Individually evaluated for impairment	$197	$-	$669	$156	$2,467	$-	$451	$-	$-	$3,940
Collectively evaluated for impairment	$268	$41	$1,628	$6	$654	$197	$1,021	$276	$198	$4,289

Loans at end of first quarter (before unearned income)	$68,428	$13,366	$70,369	$14,386	$291,205	$17,446	$72,362	$22,627	$-	$570,189
Loans individually evaluated for impairment	6,607	$-	$4,145	$5,781	$34,540	$-	$3,731	$-	$-	54,804
Loans collectively evaluated for impairment	$61,821	$13,366	$66,224	$8,605	$256,665	$17,446	$68,631	$22,627	$-	$515,385
Negative provisions are caused by changes in the composition and credit quality of the loan portfolio.  The result is a re-allocation of the loan loss reserve from one category to another.

The following table sets forth activity in the allowance for loan losses for the three months ended March 31, 2011 and 2010.
	March 31, 2011	March 31, 2010
	(in thousands)
Balance at beginning of period	$8,317	$7,919

Charge-offs:
Real estate loans:
Construction and land development	(417)	(5)
Farmland	-	-
1 - 4 family residential	(157)	(187)
Multifamily	-	-
Non-farm non-residential	(22)	-
Commercial and industrial loans	(1)	(96)
Consumer and other	(88)	(106)
Total charge-offs	(685)	(394)

Recoveries:
Real estate loans:
Construction and land development	-	1
Farmland	-	-
1 - 4 family residential	6	-
Multifamily	-	-
Non-farm non-residential	7	-
Commercial and industrial loans	63	33
Consumer and other	57	30
Total recoveries	133	64

Net charge-offs	(552)	(330)
Provision for loan losses	464	679

Balance at end of period	$8,229	$8,268

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

The following is a summary of information pertaining to impaired loans:

	March 31, 2011	December 31, 2010
	(in thousands)
Impaired loans without a valuation allowance	$7,314	$8,713
Impaired loans with a valuation allowance	47,490	47,763
Total impaired loans	$54,804	$56,476

Valuation allowance related to impaired loans	$3,940	$3,537
Total nonaccrual loans	$27,226	$28,718
Total loans past due ninety days and still accruing	$2,025	$1,673

Average investment in impaired loans	$52,148	$37,094
Interest income recognized on impaired loans	$1,044	$2,402
Interest income recognized on a cash basis on impaired loans	$766	$1,304

The following is a summary of impaired loans by class:

	As of March 31, 2011
	(in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance:
Real estate
Construction & land development	$2,759	$2,759	$-	$4,601	$72
Farmland	-	-	-	-	-
1 - 4 family	-	-	-	-	-
Multifamily	-	-	-	-	-
Non-farm non-residential	4,555	4,555	-	4,409	48
Total real estate	7,314	7,314	-	9,010	120

Agricultural	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Consumer and other	-	-	-	-	-

With an allowance recorded:
Real estate
Construction & land development	3,848	4,473	197	4,295	123
Farmland	-	-	-	-	-
1 - 4 family	4,145	4,604	669	4,150	47
Multifamily	5,781	5,781	156	5,781	85
Non-farm non-residential	29,985	29,985	2,467	25,791	650
Total real estate	43,759	44,843	3,489	40,017	905

Agricultural	-	-	-	-	-
Commercial and industrial	3,731	3,731	451	3,121	19
Consumer and other	-	-	-	-	-

Total	$54,804	$55,888	$3,940	$52,148	$1,044

Note 6. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives. Goodwill at March 31, 2011 was $2.0 million and was acquired in the Homestead Bank acquisition in 2007.  No impairment charges have been recognized since the acquisition. Mortgage servicing rights totaled $0.2 million at March 31, 2011 and $0.2 million at December 31, 2010. Other intangible assets recorded include core deposit intangibles, which are subject to amortization. The core deposits reflect the value of deposit relationships, including the beneficial rates, which arose from the purchase of other financial institutions and the purchase of various banking center locations from one single financial institution.

Note 7. Pending Acquisition

On October 22, 2010 the Company entered into a defenitive material agreement to acquire Greensburg Bancshares, Inc. and its principal subsidiary, Bank of Greensburg in Greensburg, LA.  At March 31, 2011 the Bank of Greensburg had total assets of $92.5 million, $65.6 million in loans and $82.8 million in total deposits. At the effective time of the Merger, each share of common stock of Greensburg Bancshares (other than shares owned by Greensburg Bancshares and First Guaranty Bancshares), at the election of the holder thereof, will be converted into the right to receive either 13.26 shares of common stock of First Guaranty Bancshares, $247 in cash, or a combination of cash and common stock of First Guaranty Bancshares. The final structure of the Merger will depend upon the election by Greensburg Bancshares of the form of the Merger Consideration. The total consideration is valued at approximately $5.3 million. This agreement is currently  in the process of awaiting regulatory approval.

Note 8.  Recent Accounting Pronouncements

In January 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, that temporarily delays the effective date of the disclosures about troubled debt restructurings (“TDRs”) that are included in ASU No 2010-20. The TDR disclosure guidance will be coordinated with the FASB’s proposed guidance for determining what constitutes a TDR and is currently anticipated to be effective for interim and annual periods ending after July 15, 2011.

In April 2011, the FASB issued ASU No. 2011-02, “Receivables (Topic 310) — A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” ASU 2011-02 amended prior guidance to provide assistance in determining whether a modification of the terms of a receivable meets the definition of a troubled debt restructuring. The new authoritative guidance provides clarification for evaluating whether a concession has been granted and whether a debtor is experiencing financial difficulties. The new authoritative guidance will be effective for the reporting periods after June 15, 2011 and should be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Adoption of the new guidance will have no significant impact on the Company’s statements of income and financial condition.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis is intended to highlight the significant factors affecting the Company's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data for the three months ended March 31, 2011 and 2010 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly the Company's financial position and results of operations for such periods.

Special Note Regarding Forward-Looking Statements

Congress passed the Private Securities Litigation Act of 1995 in an effort to encourage corporations to provide information about a Company's anticipated future financial performance. This act provides a safe harbor for such disclosure, which protects us from unwarranted litigation, if actual results are different from Management expectations. This discussion and analysis contains forward-looking statements and reflects Management’s current views and estimates of future economic circumstances, industry conditions, company performance and financial results. The words “may,” “should,” “expect,” “anticipate,” “intend,” “plan,” “continue,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a number of factors and uncertainties, including, changes in general economic conditions, either nationally or in our market areas, that are worse than expected; competition among depository and other financial institutions; inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments; adverse changes in the securities markets; changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements; our ability to enter new markets successfully and capitalize on growth opportunities; our ability to successfully integrate acquired entities, if any; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board; changes in our organization, compensation and benefit plans; changes in our financial condition or results of operations that reduce capital available to pay dividends; and changes in the financial condition or future prospects of issuers of securities that we own, which could cause our actual results and experience to differ from the anticipated results and expectations, expressed in such forward-looking statements.

On October 22, 2010 the Company entered into a defenitive material agreement to acquire Greensburg Bancshares, Inc. and its principal subsidiary, Bank of Greensburg in Greensburg, LA.  At March 31, 2011 Bank of Greensburg had total assets of $92.5 million, $65.6 million in loans and $82.8 million in total deposits. At the effective time of the Merger, each share of common stock of Greensburg Bancshares (other than shares owned by Greensburg Bancshares and First Guaranty Bancshares), at the election of the holder thereof, will be converted into the right to receive either 13.26 shares of common stock of First Guaranty Bancshares, $247 in cash, or a combination of cash and common stock of First Guaranty Bancshares. The final structure of the Merger will depend upon the election by Greensburg Bancshares of the form of the Merger Consideration. The total consideration is valued at approximately $5.3 million. This agreement is currently  in the process of awaiting regulatory approval.

First Quarter Overview 2011

Financial highlights for the first quarter of 2011 and 2010  are as follows:

  Net income for the first quarter of 2011 and 2010 was $2.4 million and $2.6 million respectively.  Net income to common shareholders after preferred stock dividends was $2.1 million and $2.3 million for the first quarter of 2011 and 2010, with earnings per common share of $0.37 and $0.40 respectively. The decrease in net income was primarily the result of compressed margins and a decrease in gains realized on securities when compared year over year.

  Net interest income for the first quarter of 2011 and 2010 was $9.5 million and $9.3 million, respectively.  The net interest margin was 3.47% for the first quarter 2011 and 4.15% for the same period in 2010.

The provision for loan losses for the first quarter of 2011 was $0.5 million compared to $0.7 million for the first quarter of 2010.
  Total assets at March 31, 2011 were $1.2 billion, an increase of $38.7 million or 3.4% when compared to $1.1 billion at December 31, 2010. The increase in assets from deposit growth was primarily invested in securities.

  Investment securities totaled $517.7 million at March 31, 2011, an increase of $35.7 million when compared to $482.0 million at December 31, 2010. At March 31, 2011, available for sale securities, at fair value, totaled $323.9 million, an increase of $1.8 million when compared to $322.1 million at December 31, 2010. At March 31, 2011, held to maturity securities, at amortized cost, totaled $193.8 million, an increase of $34.0 million when compared to $159.8 million at December 31, 2010.

  The net loan portfolio at March 31, 2011 totaled $561.2 million, a net decrease of $6.1 million from the December 31, 2010 net loan portfolio of $567.3 million. Net loans are reduced by the allowance for loan losses which totaled $8.2 million for March 31, 2011 and $8.3 million for December 31, 2010.

Non-performing assets at March 31, 2011 were $30.0 million, a decrease of $1.0 million compared to $31.0 million at December 31, 2010.
Total deposits increased $46.1 million or 4.6% in the first three months of 2011 compared to December 31, 2010.
  Return on average assets for the three months ended March 31, 2011 and March 31, 2010 was 0.84% and 1.08% respectively. Return on average common shareholders’ equity for the three months ended March 31, 2011 and March 31, 2010 was 12.36% and 13.76% respectively.  Return on average assets is calculated by dividing annualized net income before preferred dividends by average assets.  Return on common shareholders’ equity is calculated by dividing net earnings applicable to common shareholders by average common shareholders’ equity.

The Company's Board of Directors declared cash dividends of $0.16 per common share in the first quarter of 2011 and 2010.

Financial Condition

Changes in Financial Condition from December 31, 2010 to March 31, 2011

General. Total assets as of March 31, 2011 were $1.2 billion, an increase of 38.7 million or 3.4% when compared to $1.1 billion at December 31, 2010. The increase in assets resulted from increased deposits which were primarily invested in government or corporate debt securities.

Investment Securities.  Investment securities at March 31, 2011 totaled $517.7 million, an increase of $35.7 million when compared to $482.0 million at December 31, 2010.

The securities portfolio consisted principally of U.S. Government agency securities, corporate debt securities and municipal bonds. The securities portfolio provides us with a relatively stable source of income and provides a balance to interest rate and credit risks as compared to other categories of assets.  The Company has expanded its holding of securities as loan demand has decreased.  The Company monitors the securities portfolio for both credit and interest rate risk.  The Company generally limits the purchase of corporate securities to individual issuers to manage concentration and credit risk. Corporate securities generally have a maturity of ten years or less.  Government agency securities generally have maturities of 15 years or less.  Total corporate securities held at fair value totaled $152.4 million at March 31, 2011.  U.S. Government Agency securities held at fair value were $160.9 million.

At March 31, 2011, $9.9 million or 1.9% of the securities portfolio was scheduled to mature in less than one year. Securities with maturity dates over 10 years totaled $124.0 million or 24.0% of the total portfolio. The average maturity of the securities portfolio was 7.88 years.  The average maturity of the securities portfolio is affected by call options that are influenced by market interest rates.

At March 31, 2011, available for sale securities at their fair market value totaled $323.9 million and held to maturity securities at amortized cost totaled $193.8 million. On March 31, 2011, certain investment securities had continuous unrealized loss positions for more than 12 months. As of March 31, 2011, the unrealized losses on these securities totaled $0.3 million. Substantially all of these losses were in corporate securities and preferred securities. At March 31, 2011, 17 securities were graded below investment grade with a total book value of $4.8 million, and two securities had no rating with a total book value of $0.1 million. All of the non-investment grade securities referenced above were initially investment grade and have been downgraded since purchase. During the first quarter 2011, the Company wrote down one bond for OTTI impairment totaling $0.1 million.

Average securities as a percentage of average interest-earning assets were 45.3% for the three month period ended March 31, 2011 and 32.1% for the same period in 2010. At March 31, 2011, the U.S Government agency securities and municipal bonds qualified as securities pledgeable to collateralize repurchase agreements and public funds. Securities pledged at March 31, 2011 totaled $351.1 million.  See Note 3 of the Notes to Consolidated Financial Statements for more information on investment securities.

Loans. The origination of loans is the primary use of our financial resources and represents the largest component of earning assets. Loans net of unearned income accounted for 48.6% of total assets at March 31, 2011, a decrease when compared to 50.8% at December 31, 2010. There are no significant concentrations of credit to any individual borrower. As of March 31, 2011, 80.3% of our loan portfolio was secured primarily or secondarily by real estate. The largest portion of our loan portfolio consists of non-farm non-residential loans secured by real estate, which accounts for 51.1% of our total portfolio.

The net loan portfolio at March 31, 2011 totaled $561.2 million, a net decrease of $6.1 million from the December 31, 2010 net loan portfolio of $567.3 million.  The decrease in loans is primarily due to lower loan demand.  Net loans are reduced by the allowance for loan losses which totaled $8.2 million for March 31, 2011 and $8.3 million for December 31, 2010. Total loans include $34.6 million in syndicated loans acquired by assignment. Syndicated loans meet the same underwriting criteria used when making in-house loans. Loan charge-offs totaled $0.7 million during the first three months of 2011, compared to $0.4 million during the same period of 2010. Recoveries totaled $0.1 million during the first three months of 2011 and 2010.  See Note 4 of the Notes to Consolidated Financial Statements for more information on loans and Note 5 for information on allowance for loan losses.

Nonperforming Assets. Nonperforming assets consist of loans on which interest is no longer accrued, certain restructured loans where the interest rate or other terms have been renegotiated and real estate acquired through foreclosure (other real estate).

The accrual of interest is discontinued on loans when management believes there is reasonable uncertainty about the full collection of principal and interest or when the loan is contractually past due 90 days or more and not fully secured. If the principal amount of the loan is adequately secured, then interest income on such loans is recognized only in periods in which actual payments are received.

Nonperforming Assets. The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	March 31, 2011	December 31, 2010
	(in thousands)
Non-accrual loans:
Real estate loans:
Construction and land development	$2,588	$3,383
Farmland	38	-
1 - 4 family residential	3,788	1,480
Multifamily	-	1,357
Non-farm non-residential	19,231	21,944
Non-real estate loans:
Agricultural	444	446
Commercial and industrial	1,137	76
Consumer and other	-	32
Total non-accrual loans	27,226	28,718

Loans 90 days and greater delinquent and still accruing:
Real estate loans:
Construction and land development	-	-
Farmland	-	-
1 - 4 family residential	2,025	1,663
Multifamily	-	-
Non-farm non-residential	-	-
Non-real estate loans:
Agricultural	-	-
Commercial and industrial	-	-
Consumer and other	-	10
Total loans 90 days greater delinquent and still accruing	2,025	1,673

Total non-performing loans	29,251	30,391

Real estate owned:
Construction and land development	207	231
Farmland	-	-
1 - 4 family residential	445	232
Multifamily	-	-
Non-farm non-residential	-	114
Non-real estate loans:
Agricultural	-	-
Commercial and industrial	114	-
Consumer and other	-	-
Total real estate owned	766	577

Total nonperforming assets	$30,017	$30,968

Restructured Loans	$15,161	$9,535

Nonperforming assets totaled $30.0 or 2.6% of total assets at March 31, 2011, a decrease of $1.0 million from December 31, 2010. Management has not identified additional information on any loans not already included in impaired loans or the nonperforming asset total that indicates possible credit problems that could cause doubt as to the ability of borrowers to comply with the loan repayment terms in the future.

Nonaccrual loans decreased in aggregate $1.5 million from December 31, 2010 to March 31, 2011. The decrease was concentrated primarily in one credit relationship secured by a climate controlled warehouse and a commercial building. During the first quarter of 2011, this relationship was brought current and these loans are now performing.  The total amount of this relationship was approximately $8.6 million.  The decrease in nonaccrual loans was partially offset by the addition of $7.1 million in nonaccrual loans secured by commercial real estate and residential real estate.  The loans that went into nonaccrual for the quarter were concentrated in five loan relationships.

Construction and land development nonaccrual loans decreased by $0.8 million from $3.4 million to $2.6 million.

One to four family residential nonaccrual loans increased $2.3 million primarily due to one loan relationship totaling $1.8 million.  This relationship is secured by two residential properties.  The bank anticipates foreclosing on these properties in the second quarter of 2011.

Multifamily nonaccrual loans decreased by $1.4 million in the first quarter of 2011.  The decrease was concentrated in one relationship that was secured by a condominium complex.  Due to an extended probate process that resulted from the death of a guarantor, the loan went into nonaccrual during the fourth quarter.  The loan is now performing as of the first quarter of 2011.

Non-farm non-residential nonaccrual loans decreased $2.7 million.  The decrease in this category was due to the aforementioned relationship secured by a climate controlled warehouse and a commercial building that totaled $8.6 million.  The decrease was offset by an increase of $5.9 million in nonaccrual loans in this category.  The increase was primarily composed of a $3.4 million loan secured by an entertainment facility, and several commercial building loans that totaled approximately $2.5 million.

Nonaccrual loans totaled $27.2 million as of March 31, 2011.  The nonaccrual loan balance is concentrated in eight credit relationships that total approximately $19.0 million or 70 percent of the nonaccrual balance.  This nonaccrual loan total includes approximately $3.8 million in a participation loan secured by a hotel, $6.3 million secured by two motels, $3.4 million secured by an entertainment complex, $2.5 million secured by a church, $2.0 million secured by different commercial buildings, and $1.0 million secured by equipment.

Commercial and industrial nonaccrual loans increased by $1.1 million due to the addition of two loans secured by equipment.

Other Real Estate Owned (OREO) totaled approximately $0.8 million as of March 31, 2011.  OREO is composed of several one to four family residential properties totaling $0.4 million, construction and land development lots of $0.2 million, and commercial properties totaling $0.1 million.

Restructured loans totaled $15.2 million as of March 31, 2011.  Restructured loans were concentrated in three credit relationships.  The largest credit relationship for $8.7 million is secured by commercial real estate and land development properties.  The second largest credit relationship for $5.8 million is secured by an apartment complex.  The last restructured loan of $0.7 million is secured by real estate and equipment.  The modifications were concessions on the interest rate charged for these loans.  The effect of the modifications to the Company was a reduction in interest income.  These loans still have an allocated reserve in the Compnay's reserve for loan losses.

Impaired loans totaled $54.8 million as of March 31, 2011.  Impaired loans with a valuation allowance totaled $47.5 million and impaired loans without a valuation allowance totaled $7.3 million.  Included in the impaired loan total were $15.2 million in restructured loans that are performing under their new terms.  Also included in the impaired loan total are approximately $11.3 million in loans that are performing but which management believes that some deficiency in collateral value or payment history exists. For more information, see Note 5 to Consolidated Financial Statements.

Allowance for Loan Losses.

The allowance for loan losses is maintained at a level considered sufficient to absorb potential losses embedded in the loan portfolio. The allowance is increased by the provision for anticipated loan losses as well as recoveries of previously charged off loans and is decreased by loan charge-offs. The provision is the necessary charge to current expense to provide for current loan losses and to maintain the allowance at an adequate level commensurate with Management’s evaluation of the risks inherent in the loan portfolio. Various factors are taken into consideration when determining the amount of the provision and the adequacy of the allowance. These factors include but are not limited to:

•	past due and nonperforming assets;
•	specific internal analysis of loans requiring special attention;
•	the current level of regulatory classified and criticized assets and the associated risk factors with each;
•	changes in underwriting standards or lending procedures and policies;
•	charge-off and recovery practices;
•	national and local economic and business conditions;
•	nature and volume of loans;
•	overall portfolio quality;
•	adequacy of loan collateral;
•	quality of loan review system and degree of oversight by its Board of Directors;
•	competition and legal and regulatory requirements on borrowers;
•	examinations of the loan portfolio by federal and state regulatory agencies and examinations;
•	and review by our internal loan review department and independent accountants.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect Management's estimate of probable losses.

Provisions made pursuant to these processes totaled $0.5 million in the first three months of 2011 as compared to $0.7 million for the same period in 2010. The provisions made in the first three months of 2011 were taken to provide for current loan losses and to maintain the allowance at an adequate level commensurate with Management’s evaluation of the risks inherent in the loan portfolio. Total charge-offs were $0.7 million for first three months of 2011 as compared to total charge-offs of $0.4 million for the same period in 2010. Recoveries were $0.1 million for the first three months of 2011 and 2010.

Charged-off real construction and land development loans totaled $0.4 million for the first three months of 2011. The majority of the charge offs in this category was comprised of two loans. There were no Charged-off farmland loans in the first quarter of 2011. Charged-off 1-4 family residential loans total $0.2 million in the first quarter of 2011. There were no Charged-off multifamily loans in the first quarter of 2011. Charged off non-farm non residential loans totaled $22,000 in the first quarter of 2011. There were no Charged-off agricultural loans in the first quarter of 2011. Charged-off commercial and industrial loans totaled $1,000 for the first three months of 2011. Charged-off consumer loans and credit cards totaled $88,000 for the first three months of 2011.

All accrued but uncollected interest related to a loan is deducted from income in the period the loan is assigned a nonaccrual status. During the period a loan is in nonaccrual status, any cash receipts are first applied to the principal balance. Once the principal balance has been fully recovered, any residual amounts are applied to expenses resulting from the collection of the payment and to the recovery of any reversed interest income and interest income that would have been due had the loan not been placed on nonaccrual status. As of March 31, 2011 and December 31, 2010 the Company had loans totaling $27.2 million and $28.7 million, respectively, on which the accrual of interest had been discontinued. The allowance for loan losses at March 31, 2011 was $8.2 million or 1.45% of total loans and 28.1% of nonperforming loans. Management believes that the current level of the allowance is adequate to cover losses in the loan portfolio given the current economic conditions, expected net charge-offs and nonperforming asset levels.  See Note 5 of the Notes to Consolidated Financial Statements for more information on loans and the allowance for loan losses.

Other information relating to loans, the allowance for loan losses and other pertinent statistics follows.

	March 31, 2011	March 31, 2010
	(in thousands)
Loans:
Average outstanding balance	$568,859	$591,858
Balance at end of period	$569,447	$602,637

Allowance for Loan Losses:
Balance at beginning of year	$8,317	$7,919
Provision charged to expense	464	679
Loans charged-off	(685)	(394)
Recoveries	133	64
Balance at end of period	$8,229	$8,268

Deposits.  Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. In this regard, management regularly assesses our funding needs, deposit pricing and interest rate outlooks. From December 31, 2010 to March 31, 2011, total deposits increased $46.1 million, or 4.6%, to $1.1 billion at March 31, 2011 from $1.0 billion at December 31, 2010. During the first three months of 2011, public fund deposits increased $88.2 million. Noninterest-bearing demand deposits increased $11.8 million while interest-bearing demand deposits increased by $1.5 million when comparing March 31, 2011to December 31, 2010. Time deposits increased $30.1 million, or 4.73% to $667.8 million at March 31, 2011, compared to $637.7 million at December 31, 2010.

At March 31, 2011, public fund deposits totaled $364.4 million. As of March 31, 2011, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $443.0 million.  At March 31, 2011, approximately 49.8% of the Company’s certificates of deposit had a remaining term greater than one year.

Average noninterest-bearing deposits increased to $135.2 million for the three month period ended March 31, 2011 from $118.4 million for the three month period ended March 31, 2010. Average noninterest-bearing deposits represented 13.0% and 14.6% of average total deposits for the three month periods ended March 31, 2011 and 2010, respectively.

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

The following table sets forth the distribution of our total deposit accounts, by account type, for the periods indicated.

	March 31, 2011	December 31, 2010	Increase/(Decrease)
	(in thousands)		Amount	Percent
Noninterest-bearing demand	$142,674	$130,897	$11,777	9.0%
Interest-bearing demand	193,628	192,139	1,489	0.8%
Savings	49,395	46,663	2,732	5.9%
Time	667,815	637,684	30,131	4.7%
Total deposits	$1,053,512	$1,007,383	$46,129	4.6%

As of March 31, 2011, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $443.0 million.

Borrowings. The Company maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short- and long-term basis to meet liquidity needs. At March 31, 2011, short-term borrowings totaled $13.4 million compared to $12.6 million at December 31, 2010. At March 31, 2011, short-term borrowings consisted principally of $13.4 million in repurchase agreements.  At December 31, 2010, short term borrowings consisted solely of $12.6 million of repurchase agreements. Overnight repurchase agreement balances are monitored daily for sufficient collateralization.

The Company had no long-term borrowings as of March 31, 2011 or December 31, 2010.

The average amount of total short-term borrowings for the three months ended March 31, 2011 totaled $12.6 million, compared to $36.7 million for the three months ended March 31, 2010. At March 31, 2011, the Company had $65.0 million in Federal Home Loan Bank letters of credit outstanding obtained solely for collateralizing public deposits.

In the first quarter of 2011, the Company established a $6.0 million line of credit.  During the first quarter there were no funds drawn on this line and as of March 31, 2011, there was no outstanding balance.

Equity.  Stockholders’ equity provides a source of permanent funding, allows for future growth and the ability to absorb unforeseen adverse developments.Total equity increased to $98.4 million as of March 31, 2011 from $97.9 million as of December 31, 2010. The increase in stockholders’ equity resulted from net income of $2.4 million which was partially offset by the change in accumulated other comprehensive income of $0.7 million, dividends paid to common stockholders totaling $0.9 million and preferred stock dividends totaling $0.3 million. Cash dividends paid to common shareholders were $0.16 per share for the three month periods ending March 31, 2011 and 2010. The preferred stock equity consists of $20.9 million issued to the U.S. Treasury Department under its Capital Purchase Program in August 2009.

Results of Operations for the Three Months Ended March 31, 2011 and 2010

Net Income.
Net Income for the three months ended March 31, 2011 was $2.4 million, a decrease of $0.2 million or 7.2% from $2.6 million for the three months ended March 31, 2010. Net income available to common shareholders for the three months ended March 31, 2011 was $2.1 million which is a decrease of $0.2 million from the $2.3 million from the same period in 2010. The decrease in income can be attributed to compressed margins, decreased loans, and fewer gains on securities when compared year over year. Net gains on securities for the first quarter of 2011 and 2010 were $41,000 and $0.3 million, respectively. In addition, loss on securities impairment was $0.1 million for the first quarter 2011 and there were no losses on impairment for 2010.  Net interest income was increased by $0.2 million for the first quarter of 2011, when compared to the same period in 2010, as a result of a higher volume of securities in our investment portfolio.  The provision for loan losses decreased $0.2 million from $0.7 million for the first quarter of 2010 to $0.5 million in the first quarter of 2011.  Noninterest expense increased $0.4 million primarily from increased salaries expense as well as an increase in other expenses which include: professional fees, data processing, advertising, insurance, travel, depreciation, sales and franchise tax as well as tax on capital. Provision for income tax expense decreased by $0.1 million as a result of the decrease in net income. Earnings per common share for the three months ended March 31, 2011 was $0.37 per common share, a decrease of 7.5% or $0.03 per common share from $0.40 per common share for the three months ended March 31, 2010.

Net Interest Income.

Net interest income is the largest component of our earnings, and is calculated by subtracting the cost of interest-bearing liabilities from the income earned on interest-earning assets. This represents the earnings from our primary business of gathering deposits, and making loans and investments. Our long-term objective is to manage this income to provide the largest possible amount of income, while balancing interest rate risk, credit risk, and liquidity risks.

A financial institution’s asset and liability structure is substantially different from that of an non-financial company, in that virtually all assets and liabilities are monetary in nature. Accordingly, changes in interest rates, which are generally impacted by inflation rates, may have a significant impact on a financial institution’s performance. The impact of interest rate changes depends on the sensitivity to the change of our interest-earning assets and interest-bearing liabilities. The effects of the varying interest rate environment in recent years and our interest sensitivity position will be discussed below.

Net interest income in the first quarter of 2011 was $9.5 million, an increase of $0.2 million or 2.4%, when compared to $9.3 million in 2010.  Loans represent the largest portion of the Company's interest-earning assets, and 55.9% of our total loans are floating rate loans which are primarily tied to the prime lending rate. After the prime rate dropped 400 basis points in 2008, management began adding floors to floating rate loans. The loan floors were the first step to improving the net interest income. This has continued through 2011 as well as continuing to build the investment portfolio. The cost of our interest-bearing liabilities reflects a lower cost of funds paid on interest-bearing liabilities. As of March 31, 2011, time deposits represented 63.4% of total deposits, which is an increase from 63.3% of total deposits at March 31, 2010.

The average yield on interest-earning assets decreased from 5.48% at March 31, 2010 to 4.83% at March 31, 2011. The interest-bearing liabilities average yield increased slightly to 1.66% at March 31, 2011, compared to 1.65% at March 31, 2010. The net yield on interest-earning assets was 3.2% for the three months ended March 31, 2011, compared to 3.8% for the same period in 2010.

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

	March 31, 2011			March 31, 2010
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits with banks (1)	$25,671	$10	0.15%	$16,771	$9	0.22%
Securities (including FHLB stock)	502,616	4,762	3.84%	290,345	3,419	4.78%
Federal funds sold	17,766	5	0.13%	6,836	2	0.12%
Loans, net of unearned income	564,541	8,462	6.08%	591,858	8,805	6.03%
Total interest-earning assets	$1,110,594	$13,239	4.83%	$905,810	$12,235	5.48%

Noninterest-earning assets:
Cash and due from banks	$10,891			$18,474
Premises and equipment, net	16,237			17,170
Other assets	19,576			9,403
Total	$1,157,298			$950,857

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Demand deposits	$204,349	$227	0.45%	$206,173	$201	0.40%
Savings deposits	48,303	11	0.09%	40,983	10	0.10%
Time deposits	652,754	3,506	2.18%	446,758	2,718	2.47%
Borrowings	12,582	6	0.19%	36,707	41	0.45%
Total interest-bearing liabilities	$917,988	$3,750	1.66%	$730,621	$2,970	1.65%

Noninterest-bearing liabilities:
Demand deposits	$135,221			$118,449
Other	5,553			4,917
Total liabilities	$1,058,762			$853,987
Stockholders' equity	98,536			96,870
Total	$1,157,298			$950,857
Net interest income		$9,489			$9,265
Net interest rate spread (2)			3.18%			3.83%
Net interest-earning assets (3)	$192,606			$175,189
Net interest margin (4)			3.47%			4.15%

Average interest-earning assets to interest-bearing liabilities			120.98%			123.98%

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

Provision for Loan Losses.

The provision for loan losses was $0.5 million and $0.7 million for the first quarter of 2011 and 2010, respectively. The decreased 2011 provision was based on the current condition of the loan porfolio as well as other qualitative and quanitative factors considered by the Company's management team. Of the loan charge-offs for the first quarter of 2011, approximately $0.6 million were loans secured by real estate and $0.1 million were loans secured by non-real estate. The majority of the loan charge-offs for the first quarter of 2010 consisted of construction and land development loans which totaled $0.4 million. Recoveries for the first quarter of 2011 of $0.1 million were recognized on loans previously charged-off as compared to $0.1 million in the first quarter of 2010.  The allowance for loan losses at March 31, 2011 was $8.2 million, compared to $8.3 million at December 31, 2010, and was 1.45% and 1.44% of total loans, respectively. Management believes that the current level of the allowance is adequate to cover losses in the loan portfolio given the current economic conditions, expected net charge-offs and nonperforming asset levels.

Noninterest Income.

Noninterest income totaled $1.3 million for the three months ended March 31, 2011, a decrease of $0.4 million when compared to $1.6 million for the three months ended March 31, 2010. Service charges, commissions and fees totaled $1.0 million for the three months ended March 31, 2011 and were relatively unchanged when compared to the same period for 2010. Net securities gains were $41,000 for the first quarter of 2011 compared to $0.3 million in 2010. There were no other-than-temporary impairment charges in 2010 compared to a charge of $0.1 million in 2011. Net gains on sale of loans were $48,000 for the three months ended March 31, 2011 and $59,000 for the same period in 2010. Other noninterest income decreased by $52,000 to $287,000 in the first three months of 2011 from $339,000 for the same period in 2010.

Noninterest Expense.

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense, net cost from other real estate and repossessions, regulatory assessments and other types of expenses.  Noninterest expense totaled $6.6 million in the first quarter of 2011 and $6.3 million in 2010.  Salaries and benefits increased $0.1 million in the first quarter of 2011 to $3.0 million compared to $2.9 million in the first quarter of 2010.  This can primarily explained by the total number of employees increasing from 246 full-time equivalent employees at December 31, 2010 to 253 at March 31, 2011.  The increase in employees is part of management's plan for future growth and expansion of the Company. Occupancy and equipment expense totaled $0.8 million and $0.8 million in first quarter of 2011 and 2010.  Other noninterest expense totaled $2.8 million in the first quarter of 2011, compared to$2.6 million the first quarter of 2010.

The following is a summary of the significant components of other noninterest expense:	As of March 31, 2011	As of March 31, 2010
	(in thousands)
Other noninterest expense:
Legal and professional fees	$370	$312
Data processing	564	523
Marketing and public relations	325	285
Taxes - sales, capital, and franchise	176	181
Operating supplies	133	140
Travel and lodging	28	87
Net costs from other real estate and repossessions	84	64
Regulatory assessment	473	356
Other	633	658
Total other expense	$2,786	$2,606

Income Taxes.

The provision for income taxes for the three months ended March 31, 2011 and 2010 was $1.3 million and $1.4 million, respectively. The decrease in the provision for income taxes is a result of lower income for 2011 when compared to the first quarter of 2010. The Company's statutory tax rate was 34.0% which was relatively unchanged from the first quarter of 2010.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Asset/Liability Management and Market Risk

Asset/Liability Management.

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

We monitor interest rate risk using an interest sensitivity analysis set forth on the following table. This analysis, which we prepare monthly, reflects the maturity and repricing characteristics of assets and liabilities over various time periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at March 31, 2011 shown below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

	March 31, 2011
	Interest Sensitivity Within
	3 Months	Over 3 Months	Total	Over
	Or Less	thru 12 Months	One Year	One Year	Total
	(in thousands)
Earning Assets:
Loans (including loans held for sale)	$178,601	$49,319	$227,920	$341,695	$569,615
Securities (including FHLB stock)	3,054	6,841	9,895	508,579	518,474
Federal Funds Sold	20,355	-	20,355	-	20,355
Other earning assets	14	-	14	-	14
Total earning assets	$202,024	$56,160	$258,184	$850,274	$1,108,458

Source of Funds:
Interest-bearing accounts:
Demand deposits	$146,887	$-	$146,887	$46,741	$193,628
Savings deposits	12,349	-	12,349	37,046	49,395
Time deposits	143,174	191,793	334,967	332,848	667,815
Short-term borrowings	13,408	-	13,408	-	13,408
Long-term borrowings	-	-	-	-	-
Noninterest-bearing, net	-	-	-	184,212	184,212
Total source of funds	$315,818	$191,793	$507,611	$600,847	$1,108,458

Period gap	$(113,794)	$(135,633)	$(249,427)	$249,427
Cumulative gap	$(113,794)	$(249,427)	$(249,427)	$-

Cumulative gap as a percent of earning assets	-10.27%	-22.50%	-22.50%

Liquidity and Capital Resources

Liquidity. Liquidity refers to the ability or flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available to meet customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. Liquid assets include cash and due from banks, interest-earning demand deposits with banks, federal funds sold and available for sale investment securities. Including securities pledged to collateralize public fund deposits; these assets represent 32.4% and 32.4% of the total liquidity base at March 31, 2011 and December 31, 2010, respectively.

Loans maturing or repricing within one year or less at March 31, 2011 totaled $227.9 million.  At March 31, 2011, time deposits maturing or within one year or less totaled $334.9 million. .

The Company maintained a net borrowing availability capacity at the Federal Home Loan Bank totaling $129.0 million and $52.2 million at March 31, 2011 and December 31, 2010, respectively. This increase in availability at Federal Home Loan Bank during 2011 primarily resulted from the use of fewer FHLB letters of credit to secure public funds.  We also maintain federal funds lines of credit at three correspondent banks with borrowing capacity of $48.4 million as of March 31, 2011. At March 31, 2011, the Company did not have an outstanding balance on these lines of credit. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources. The Company’s capital position is reflected in stockholders’ equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total equity increased to $98.4 million as of March 31, 2011 from $97.9 million as of December 31, 2010. The increase in stockholders’ equity resulted from net income of $2.4 million offset by the change in accumulated other comprehensive income of $0.7 million, dividends paid to common stockholders totaling $0.9 million and preferred stock dividends totaling $0.3 million. Cash dividends paid to common shareholders were $0.16 per share for the three month periods ending March 31, 2011 and 2010.

Liquidity refers to the ability or flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows us to have sufficient funds available to meet customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. Liquid assets include cash and due from banks, interest-earning demand deposits with banks, federal funds sold and available for sale investment securities. Including securities pledged to collateralize public fund deposits; these assets represent 32.4% and 31.8% of the total liquidity base at March 31, 2011, and 2010, respectively. In addition, we maintained borrowing availability with the Federal Home Loan Bank of Dallas approximating $129 million and $92.2 million at March 31, 2011 and March 31, 2010, respectively.  We also maintain federal funds lines of credit totaling $48.4 million at three other correspondent banks, of which $48.4 million was available at March 31, 2011.  Management believes there is sufficient liquidity to satisfy the Company's current operating needs.

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

The calculated ratios for the Bank are as follows at March 31, 2011: Tier 1 leverage ratio of 8.03% (compared to a “well capitalized” threshold of 5.0%); Tier 1 risk-based capital ratio of 11.68% (compared to a “well capitalized threshold of 6.00%); and total risk based capital ratio of 12.72% (compared to a “well capitalized threshold of 10.00%).

The calculated ratios for the Company are as follows at March 31, 2011: Tier 1 leverage ratio of 8.28% (compared to a “well capitalized” threshold of 5.0%); Tier 1 risk-based capital ratio of 12.05% (compared to a “well capitalized threshold of 6.00%); and total risk based capital ratio of 13.08% (compared to a “well capitalized threshold of 10.00%).

At March 31, 2011, we satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As defined by the Securities and Exchange Commission in Exchange Act Rules 13a-14(c) and 15d-14(c), a Company's “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within time periods specified in the Commission’s rules and forms. The Company maintains such controls designed to ensure this material information is communicated to Management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decision regarding required disclosure.

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

FIRST GUARANTY BANCSHARES, INC.

Date: May 16, 2011	By: /s/ Alton B. Lewis
Alton B. Lewis
Chief Executive Officer

Date: May 16, 2011	By: /s/ Eric J. Dosch
Eric J. Dosch
Chief Financial Officer
Secretary and Treasurer