Form 10-Q
period 2011-05-16
First Guaranty Bancshares, Inc.
filed 2011-08-15
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2011
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
Yes ☒ No ☐

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
Yes ☐   No ☒

As of August 12, 2011, the registrant had 5,722,408 shares of $1 par value common stock which were issued and outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial
FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share data)
	June 30, 2011	December 31, 2010
Assets
Cash and cash equivalents:
Cash and due from banks	$34,465	$35,695
Interest-earning demand deposits with banks	13	13
Federal funds sold	4,200	9,129
Cash and cash equivalents	$38,678	$44,837

Investment securities:
Available for sale, at fair value	$308,301	$322,128
Held to maturity, at cost (estimated fair value of $232,993 and $155,326, respectively)	235,812	159,833
Investment securities	$544,113	$481,961

Federal Home Loan Bank stock, at cost	$1,670	$1,615
Loans held for sale	$343	$-

Loans, net of unearned income	$546,152	$575,640
Less: allowance for loan losses	7,785	8,317
Net loans	$538,367	$567,323

Premises and equipment, net	$16,603	$16,023
Goodwill	1,999	1,999
Intangible assets, net	1,645	1,729
Other real estate, net	3,532	577
Accrued interest receivable	7,608	7,664
Other assets	6,710	9,064
Total Assets	$1,161,268	$1,132,792

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing demand	$142,875	$130,897
Interest-bearing demand	181,958	192,139
Savings	49,535	46,663
Time	671,032	637,684
Total deposits	$1,045,400	$1,007,383

Short-term borrowings	$5,462	$12,589
Accrued interest payable	3,804	3,539
Long-term borrowing	3,500	-
Other liabilities	1,974	11,343
Total Liabilities	$1,060,140	$1,034,854

Stockholders' Equity
Preferred stock:
Series A - $1,000 par value - authorized 5,000 shares; issued and outstanding 2,069.9 shares	$19,972	$19,859
Series B - $1,000 par value - authorized 5,000 shares; issued and outstanding 103 shares	1,105	1,116
Common stock:
$1 par value - authorized 100,600,000 shares; issued and outstanding 5,559,644 shares	5,560	5,560
Surplus	26,461	26,461
Retained earnings	47,545	45,201
Accumulated other comprehensive income (loss)	485	(259)
Total Stockholders' Equity	$101,128	$97,938
Total Liabilities and Stockholders' Equity	$1,161,268	$1,132,792
See Notes to the Consolidated Financial Statements.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Interest Income:
Loans (including fees)	$16,701	$17,988	$8,240	$9,184
Loans held for sale	5	4	4	3
Deposits with other banks	23	19	13	10
Securities (including FHLB stock)	9,797	6,944	5,035	3,525
Federal funds sold	9	5	4	3
Total Interest Income	$26,535	$24,960	$13,296	$12,725

Interest Expense:
Demand deposits	$405	$430	$179	$229
Savings deposits	22	21	11	11
Time deposits	7,030	5,529	3,524	2,811
Borrowings	14	70	7	29
Total Interest Expense	$7,471	$6,050	$3,721	$3,080

Net Interest Income	$19,064	$18,910	$9,575	$9,645
Less: Provision for loan losses	3,351	1,302	2,887	623
Net Interest Income after Provision for Loan Losses	$15,713	$17,608	$6,688	$9,022

Noninterest Income:
Service charges, commissions and fees	$2,117	$1,998	$1,107	$1,015
Net gains on securities	2,217	1,366	2,176	1,105
Loss on securities impairment	(97)	-	-	-
Net gains on sale of loans	95	151	48	92
Other	638	706	350	367
Total Noninterest Income	$4,970	$4,221	$3,681	$2,579

Noninterest Expense:
Salaries and employee benefits	$5,983	$5,844	$2,948	$2,946
Occupancy and equipment expense	1,610	1,508	797	756
Other	5,730	5,350	2,943	2,744
Total Noninterest Expense	$13,323	$12,702	$6,688	$6,446

Income Before Income Taxes	$7,360	$9,127	$3,681	$5,155
Less: Provision for income taxes	2,571	3,165	1,287	1,776
Net Income	$4,789	$5,962	$2,394	$3,379
Preferred Stock Dividends	(666)	(666)	(333)	(333)
Income Available to Common Shareholders	$4,123	$5,296	$2,061	$3,046

Per Common Share:
Earnings	$0.74	$0.95	$0.37	$0.55
Cash dividends paid	$0.32	$0.32	$0.16	$0.16

Average Common Shares Outstanding	5,559,644	5,559,644	5,559,644	5,559,644
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
(in thousands, except per share data)

	Series A	Series B				Accumulated
	Preferred	Preferred	Common			Other
	Stock	Stock	Stock		Retained	Comprehensive
	$1,000 Par	$1,000 Par	$1 Par	Surplus	Earnings	Income/(Loss)	Total

Balance December 31, 2009	$19,630	$1,140	$5,560	$26,461	$40,067	$2,077	$94,935
Net income	-	-	-	-	5,962	-	5,962
Change in unrealized loss on AFS securities, net of reclassification adjustments and taxes	-	-	-	-	-	1,616	1,616
Comprehensive Income	-	-	-	-	-	-	7,578
Cash dividends on common stock ($0.32 per share)	-	-	-	-	(1,778)	-	(1,778)
Preferred stock dividend, amortization and accretion	113	(11)	-	-	(666)	-	(564)
Balance June 30, 2010	$19,743	$1,129	$5,560	$26,461	$43,585	$3,693	$100,171

Balance December 31, 2010	$19,859	$1,116	$5,560	$26,461	$45,201	$(259)	$97,938
Net income	-	-	-	-	4,789	-	4,789
Change in unrealized loss on AFS securities, net of reclassification adjustments and taxes	-	-	-	-	-	744	744
Comprehensive Income	-	-	-	-	-	-	5,533
Cash dividends on common stock ($0.32 per share)	-	-	-	-	(1,779)	-	(1,779)
Preferred stock dividend, amortization and accretion	113	(11)	-	-	(666)	-	(564)
Balance June 30, 2011	$19,972	$1,105	$5,560	$26,461	$47,545	$485	$101,128
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Six Months Ended June 30,
	2011	2010
Cash Flows From Operating Activities
Net income	$4,789	$5,962
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,351	1,302
Depreciation and amortization	738	710
Amortization/Accretion of investments	390	(96)
(Gain) Loss on securities	(2,217)	(1,366)
(Gain) Loss on sale of assets	-	(150)
Other than temporary impairment charge on securities	97	-
ORE writedowns and loss on disposition	112	80
FHLB stock dividends	(2)	(2)
Net (increase) in loans held for sale	(343)	(39)
Change in other assets and liabilities, net	(7,101)	4,105
Net Cash (Used)Provided By Operating Activities	$(186)	$10,506

Cash Flows From Investing Activities
Proceeds from maturities, calls and sales of HTM securities	$19,945	$12,726
Proceeds from maturities, calls and sales of AFS securities	58,180	460,221
Funds invested in HTM securities	(95,913)	-
Funds Invested in AFS securities	(41,515)	(547,297)
Proceeds from sale/redemption of Federal Home Loan Bank stock	1,028	1,294
Funds invested in Federal Home Loan Bank stock	(1,081)	(585)
Net decrease (increase) in loans	22,355	(34,457)
Purchase of premises and equipment	(1,202)	(938)
Proceeds from sales of other real estate owned	183	128
Net Cash Used In Investing Activities	$(38,020)	$(108,908)

Cash Flows From Financing Activities
Net increase in deposits	$38,017	$85,207
Net increase (decrease) in federal funds purchased and short-term borrowings	(7,127)	9,207
Proceeds from long-term borrowings	3,500	-
Repayment of long-term borrowings	-	(4,989)
Dividends paid	(2,343)	(2,342)
Net Cash Provided By Financing Activities	$32,047	$87,083

Net Decrease In Cash and Cash Equivalents	$(6,159)	(11,319)
Cash and Cash Equivalents at the Beginning of the Period	44,837	46,718
Cash and Cash Equivalents at the End of the Period	$38,678	$35,399

Noncash Activities:
Loans transferred to foreclosed assets	$3,250	$1,156
Cash Paid During The Period:
Interest on deposits and borrowed funds	$7,206	$5,714
Income taxes	$1,550	$3,300
See Notes to the Consolidated Financial Statements.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations for the six month period ended June 30, 2011 and 2010 are not necessarily indicative of the results expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are susceptible to significant change in the near term are the allowance for loan losses, valuation of goodwill, intangible assets and other purchase accounting adjustments.

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets.  If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified Level 3 in the Company's portfolio as of June 30, 2011 includes municipal bonds from two local municipalities.

Impaired loans. Loans are measured for impairment using the methods permitted by ASC Topic 310. Fair value of impaired loans is measured by either the loans obtainable market price, if available (Level 1), the fair value of the collateral if the loan is collateral dependent (Level 2), or the present value of expected future cash flows, discounted at the loan's effective interest rate (Level 3). Fair value of the collateral is determined by appraisals or independent valuation.

Other real estate owned. Properties are recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values of other real estate owned ("OREO") at June 30, 2011 are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement or amounts commonly used in real estate transactions. Inputs include appraisal values on the properties or recent sales activity for similar assets in the property’s market, and thus OREO measured at fair value would be classified within Level 2 of the hierarchy.

Certain non-financial assets and non-financial liabilities are measured at fair value on a non-recurring basis including assets and liabilities related to reporting units measured at fair value in the testing of goodwill impairment, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2011	December 31, 2010
	(in thousands)
Securities available for sale measured at fair value	$308,301	$322,128
Fair Value Measurements Using:
Quoted Prices in Active Markets For Identical Assets (Level 1)	$-	$14,374
Significant Other Observable Inputs (Level 2)	$300,785	$299,366
Significant Unoberservable Inputs (Level 3)	$7,516	$8,388

The Company's valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes the methodologies used are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value.  The change in level 3 securities available for sale was due to the principal payment of two municipal bonds totaling $0.9 million.

Gains and losses on securities (realized and unrealized) included in earnings (or changes in net assets) for the first six months of 2011 on a recurring basis are reported in noninterest income or other comprehensive income as follows:
	Noninterest Income	Other Comprehensive Income
	(in thousands)
Total gains included in earnings (or changes in net assets)	$2,217
Impairment loss	$(97)
Changes in unrealized gains (losses) relating to assets still held at June 30, 2011		$1,125

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of June 30, 2011, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

	At June 30, 2011	At December 31, 2010
	(in thousands)
Impaired loans measured at fair value	$39,942	$47,763
Fair Value Measurements Using:
Quoted Prices in Active Markets For Identical Assets (Level 1)	$-	$-
Significant Other Observable Inputs (Level 2)	$9,581	$30,364
Significant Unoberservable Inputs (Level 3)	$30,361	$17,399

Other real estate owned measured at fair value	$3,532	$577
Fair Value Measurements Using:
Quoted Prices in Active Markets For Identical Assets (Level 1)	$-	$-
Significant Other Observable Inputs (Level 2)	$3,532	$577
Significant Unoberservable Inputs (Level 3)	$-	$-

The changes in Level 3 - Impaired loans measured at fair value from December 31, 2010 were the addition of two loan relationships in the amount of $4.2 million, one loan relationship that was previously accounted for under the collateral value method (Level 2) and now accounted for under the net present value method (Level 3) in the amount of $8.6 million and and $0.2 million in cost associated with an existing impaired loan relationship. The two loans added to the Level 3 included a $3.8 million hotel participation and a $0.4 million loan secured by commercial real estate. The loan relationship moved from Level 2 methodology to Level 3 is secured by commercial real estate.

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

The Company has chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States, and as such has not included any gains or losses in earnings for the six months ended June 30, 2011.

Note 3. Securities
A summary comparison of securities by type at June 30, 2011 and December 31, 2010 is shown below.

	June 30, 2011				December 31, 2010
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(in thousands)
Available for sale:
U.S. Government Agencies	$145,958	$134	$(2,611)	$143,481	$172,958	$242	$(3,982)	$169,218
Corporate debt securities	151,845	3,945	(620)	155,170	138,925	4,804	(1,331)	142,398
Mutual funds or other equity securities	1,250	21	(151)	1,120	1,250	20	(132)	1,138
Municipal bonds	8,516	14	-	8,530	9,388	-	(14)	9,374
Total available for sale securities	$307,569	$4,114	$(3,382)	$308,301	$322,521	$5,066	$(5,459)	$322,128

Held to maturity:
U.S. Government Agencies	$235,812	$216	$(3,035)	$232,993	$159,833	$-	$(4,507)	$155,326
Total held to maturity securities	$235,812	$216	$(3,035)	$232,993	$159,833	$-	$(4,507)	$155,326

The scheduled maturities of securities at June 30, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
	June 30, 2011
	Amortized Cost	Fair Value
	(in thousands)
Available For Sale:
Due in one year or less	$15,612	$15,895
Due after one year through five years	52,453	54,539
Due after five years through 10 years	153,570	153,665
Over 10 years	85,934	84,202
Total available for sale securities	$307,569	$308,301

Held to Maturity:
Due in one year or less	$-	$-
Due after one year through five years	42,945	43,087
Due after five years through 10 years	157,868	155,939
Over 10 years	34,999	33,967
Total held to maturity securities	$235,812	$232,993

At June 30, 2011 approximately $348.3 million in securities were pledged to secure public fund deposits, and for other purposes required or permitted by law.

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at June 30, 2011.

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in thousands)
Available for sale:
U.S. Government agencies	$129,348	$2,611	$-	$-	$129,348	$2,611
Corporate debt securities	35,032	555	948	65	35,980	620
Mutual funds or other equity securities	-	-	349	151	349	151
Municipals	-	-	-	-	-	-
Total available for sale securities	$164,380	$3,166	$1,297	$216	$165,677	$3,382

Held to maturity:
U.S. Government agencies	$171,832	$3,035	$-	$-	$171,832	$3,035
Total held to maturity securities	$171,832	$3,035	$-	$-	$171,832	$3,035

At June 30, 2011, 207 debt securities and five equity securities have gross unrealized losses of $6.4 million or 1.2% of amortized cost. The Company believes that it will collect all amounts contractually due and has the intent and the ability to hold these securities until the fair value is at least equal to the carrying value. The Company had 68 U.S. Government agency securities and 132 corporate debt securities that had gross unrealized losses for less than 12 months. The Company had one corporate debt security which has been in a continuous unrealized loss position for 12 months or longer. All securities with unrealized losses greater than 12 months were classified as available for sale totaling $1.3 million. Securities with unrealized losses less than 12 months included $164.4 million classified as available for sale and $171.8 million in held to maturity agency securities.

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

The amount of investment securities issued by government agencies with unrealized losses and the amount of unrealized losses on those investment securities are primarily the result of market interest rates and illiquidity in the market. The company has the ability and intent to hold these securities until recovery, which may be until maturity.

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

The held to maturity portfolio is comprised of government sponsored enterprise securities such as FHLB, FNMA, FHLMC, and FFCB.  The securities have maturities of 15 years or less and the securities are used to collateralize public funds.  As of June 30, 2011 public funds deposits totaled $353.8 million. The Company has maintained public funds in excess of $175.0 million since December 2007.   Management believes that public funds will continue to be a significant part of the Company's deposit base and will need to be collateralized by securities in the investment portfolio.

Other than the corporate debt securities, the Company attributes the unrealized losses mainly to increases in market interest rates over the yield available at the time the underlying securities were purchased. The Company does not expect to incur a loss unless the securities are sold prior to maturity.

Overall market declines, particularly in the banking and financial industries, as well as the real estate market, are a result of significant stress throughout the regional and national economy. Securities with unrealized losses, in which the Company has not already taken an OTTI charge, are currently performing according to their contractual terms. Management has the intent and ability to hold these securities for the foreseeable future. The fair value is expected to recover as the securities approach their maturity or repricing date or if market yields for such investments decline. As a result of uncertainties in the market place affecting companies in the financial services industry, it is at least reasonably possible that a change in the estimate will occur in the near term.

Securities that are other-than-temporarily impaired are evaluated at least quarterly. The evaluation includes performance indications of the underlying assets in the security, loan to collateral value, third-party guarantees, current levels of subordination, geographic concentrations, industry analysts' reports, sector credit ratings, volatility of the securities fair value, liquidity, leverage and capital ratios, the Company's ability to continue as a going concern. If the company is in bankruptcy, the status and potential outcome is also considered.

The Company believes that the securities with unrealized losses reflect impairment that is temporary and that there are currently no securities with other-than-temporary impairment.

During the first quarter 2011, the Company recorded an impairment write-down on one security of $0.1 million.  During the second quarter 2011, the company did not record an impairment write-down in the securities portfolio.  During 2010, the Company did not record an impairment write-down on its securities.

At June 30, 2011, the Company's exposure to investment securities issuers that exceeded 10% of stockholders’ equity as follows:
	At June 30, 2011
	Amortized Cost	Fair Value
	(in thousands)
Federal Home Loan Bank (FHLB)	$178,900	$176,317
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	36,991	36,677
Federal National Mortgage Association (Fannie Mae-FNMA)	41,998	41,713
Federal Farm Credit Bank (FFCB)	121,880	119,747
Total	$379,769	$374,454

Note 4. Loans
The following table summarizes the components of the Company's loan portfolio as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
		As % of		As % of
	Balance	Category	Balance	Category
	(in thousands)
Real Estate:
Construction & land development	$66,060	12.1%	$65,570	11.4%
Farmland	12,259	2.2%	13,337	2.3%
1- 4 Family	67,159	12.3%	73,158	12.7%
Multifamily	14,543	2.7%	14,544	2.5%
Non-farm non-residential	269,760	49.3%	292,809	50.8%
Total Real Estate	$429,781	78.6%	$459,418	79.7%
Non-real Estate:
Agricultural	$23,534	4.3%	$17,361	3.0%
Commercial and industrial	68,355	12.5%	76,590	13.3%
Consumer and other	25,131	4.6%	22,970	4.0%
Total Non-real Estate	$117,020	21.4%	$116,921	20.3%
Total loans before unearned income	$546,801	100.0%	$576,339	100.0%
Less: Unearned income	(649)		(699)
Total loans net of unearned income	$546,152		$575,640

The following table summarizes fixed and floating rate loans by maturity and repricing frequencies as of June 30, 2011:

	June 30, 2011			December 31, 2010
	Fixed	Floating	Total	Fixed	Floating	Total
	(in thousands)
One year or less	$74,938	$138,464	$213,402	$67,944	$167,399	$235,343
One to five years	125,587	122,341	247,928	127,401	132,345	259,746
Five to 15 years	2,226	42,888	45,114	2,456	30,953	33,409
Over 15 years	8,842	6,301	15,143	9,735	9,388	19,123
Subtotal	$211,593	$309,994	$521,587	$207,536	$340,085	$547,621
Nonaccrual loans			25,214			28,718
Total loans before unearned income			$546,801			$576,339
Less: Unearned income			(649)			(699)
Total loans net of unearned income			$546,152			$575,640

The majority of floating rate loans have interest rate floors. As of June 30, 2011, $268.9 million of these loans were at the floor rate. Nonaccrual loans have been excluded from the calculation.

The following tables present the age analysis of past due loans at June 30, 2011 and December 31, 2010:

	As of June 30, 2011
	(in thousands)
	30-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$39	$2,476	$2,515	$63,545	$66,060	$-
Farmland	677	-	677	11,582	12,259	-
1 - 4 family	1,898	4,467	6,365	60,794	67,159	493
Multifamily	107	-	107	14,436	14,543	-
Non-farm non-residential	619	17,112	17,731	252,029	269,760	-
Total Real Estate	$3,340	$24,055	$27,395	$402,386	$429,781	$493
Non-Real Estate:
Agricultural	$172	$468	$640	$22,894	$23,534	$-
Commercial and industrial	2,822	1,177	3,999	64,356	68,355	-
Consumer and other	164	7	171	24,960	25,131	-
Total Non-Real Estate	$3,158	$1,652	$4,810	$112,210	$117,020	$-
Total loans before unearned income	$6,498	$25,707	$32,205	$514,596	$546,801	$493
Less: unearned income					(649)
Total loans net of unearned income					$546,152

	As of December 31, 2010
	(in thousands)
	30-89 Days Past Due	Greater Than 90 Days	Total Past Due		Current	Total Loans	Recorded Investment 90 Days Accruing
Real estate:
Construction & land development	$1,574	$3,383	$,	4,957	$60,613	$65,570	$-
Farmland	41	-		41	13,296	13,337	-
1 - 4 family	4,742	3,189		7,931	65,227	73,158	1,663
Multifamily	5,781	1,357		7,138	7,406	14,544	-
Non-farm non-residential	7,960	21,944		29,904	262,905	292,809	-
Total Real Estate	$20,098	$29,873		$49,971	$409,447	$459,418	$1,663
Non-Real Estate:
Agricultural	$333	$446		$779	$16,582	$17,361	$-
Commercial and industrial	1,203	76		1,279	75,311	76,590	-
Consumer and other	287	42		329	22,641	22,970	10
Total Non-Real Estate	$1,823	$564		$2,387	$114,534	$116,921	$10
Total loans before unearned income	$21,921	$30,437		$52,358	$523,981	$576,339	$1,673
Less: unearned income						(699)
Total loans net of unearned income						$575,640

The Company's management monitors the credit quality of its loans on an ongoing basis. Measurement of delinquency and past due status are based on the contractual terms of each loan.

For all loan classes, past due loans are reviewed on a monthly basis to identify loans for nonaccrual status. Generally, when collection in full of the principal and interest is jeopardized, the loan is placed on nonaccrual. The accrual of interest income on commercial and most consumer loans generally is discontinued when a loan becomes 90 to 120 days past due as to principal or interest.  When interest accruals are discontinued, unpaid interest recognized in income is reversed.  The Company's method of income recognition for loans that are classified as nonaccrual is to recognize interest income on a cash basis or apply the cash receipt to principal when the ultimate collectability of principal is in doubt.  Nonaccrual loans will not normally be returned to accrual status unless all past due principal and interest has been paid.

The following is a summary of non-accrual loans by class:	As of June 30, 2011	As of December 31, 2010
	(in thousands)
Real Estate:
Construction & land development	$2,476	$3,383
Farmland	-	-
1 - 4 family	3,974	1,480
Multifamily	-	1,357
Non-farm non-residential	17,113	21,944
Total Real Estate	$23,563	$28,164
Non-real Estate:
Agricultural	$468	$446
Commercial and industrial	1,176	76
Consumer and other	7	32
Total Non-Real Estate	$1,651	$554
Total Non-Accrual Loans	$25,214	$28,718

The Company assigns credit quality indicators of pass, special mention, substandard, and doubtful to its loans. For the Company's loans with a corporate credit exposure, the Company internally assigns a grade based on the creditworthiness of the borrower. For loans with a consumer credit exposure, the Bank internally assigns a grade based upon an individual loan’s delinquency status. Loans included in the Pass category are performing loans with satisfactory debt coverage ratios, collateral, payment history, and documentation.

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

Doubtful loans have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full questionable and there is a high probability of loss based on currently existing facts, conditions and values.

The following table identifies the Credit Exposure of the Loan Portfolio by specific credit ratings:

	As of June 30, 2011					As of December 31, 2010
Corporate Credit Exposure -- by Credit Rating	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
	(in thousands)
Real Estate:
Construction & land development	$57,963	$1,300	$6,797	$-	$66,060	$55,228	$249	$10,093	$-	$65,570
Farmland	12,129	-	130	-	12,259	13,296	-	41	-	13,337
1 - 4 family	56,696	3,870	6,593	-	67,159	60,870	4,172	8,116	-	73,158
Multifamily	8,525	-	6,018	-	14,543	8,763	-	5,781	-	14,544
Non-farm non-residential	234,206	644	34,910	-	269,760	258,740	141	33,928	-	292,809
Total real estate	$369,519	$5,814	$54,448	$-	$429,781	$396,897	$4,562	$57,959	$-	$459,418
Non-real Estate:
Agricultural	$23,488	$-	$46	$-	$23,534	$17,361	$-	$-	$-	$17,361
Commercial and industrial	63,998	111	4,246	-	68,355	73,686	13	2,891	-	76,590
Consumer and other	25,030	63	38	-	25,131	22,845	32	93	-	22,970
Total Non-Real Estate	$112,516	$174	$4,330	$-	$117,020	$113,892	$45	$2,984	$-	$116,921
Total loans before unearned income	$482,035	$5,988	$58,778	$-	$546,801	$510,789	$4,607	$60,943	$-	$576,339
Less: unearned income					(649)					(699)
Total loans net of unearned income					$546,152					$575,640

Note 5 Allowance for Loan Losses.

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

A summary of changes in the allowance for loan losses, by portfolio type, for the six months ended June 30, 2011 is as follows:

	As of June 30, 2011
	(in thousands)
	Real Estate Loans:					Non-Real Estate Loans:
	Construction and Land Development	Farmland	1-4 Family	Multi-family	Non-farm non-residential	Agricultural	Commercial and Industrial	Consumer and other	Unallocated	Total
Allowance for credit Losses:
Beginning balance (12/31/10)	$977	$46	$1,891	$487	$3,423	$80	$510	$390	$513	$8,317
Charge-offs	(417)	-	(333)	-	(1,764)	(20)	(1,482)	(170)	-	(4,186)
Recoveries	-	-	87	-	10	3	105	98	-	303
Provision	173	(5)	139	(325)	1,376	165	2,306	(59)	(419)	3,351
Ending Balance	$733	$41	$1,784	$162	$3,045	$228	$1,439	$259	$94	$7,785

	As of June 30, 2010
	(in thousands)
	Real Estate Loans:					Non-Real Estate Loans:
	Construction and Land Development	Farmland	1-4 Family	Multi-family	Non-farm non-residential	Agricultural	Commercial and Industrial	Consumer and other	Unallocated	Total
Allowance for credit Losses:
Beginning balance (12/31/09)	$1,176	$56	$2,466	$128	$2,727	$82	$1,031	$246	$7	$7,919
Charge-offs	(5)	-	(262)	-	(75)	-	(182)	(202)	-	(726)
Recoveries	1	-	8	-	-	-	63	58	-	130
Provision	(10)	2	730	63	(261)	44	528	188	18	1,302
Ending Balance	$1,162	$58	$2,942	$191	$2,391	$126	$1,440	$290	$25	$8,625

	As of June 30, 2011
	(in thousands)
	Real Estate Loans:					Non-Real Estate Loans:
	Construction and Land Development	Farmland	1-4 Family	Multi-family	Non-farm non-residential	Agricultural	Commercial and Industrial	Consumer and other	Unallocated	Total
Allowance at June 30, 2011	$733	$41	$1,784	$162	$3,045	$228	$1,439	$259	$94	$7,785
Individually evaluated for impairment	$202	$-	$876	$156	$2,022	$-	$20	$-	$-	$3,276
Collectively evaluated for impairment	$531	$41	$908	$6	$1,023	$228	$1,419	$259	$94	$4,509

Loans at June 30, 2011 (before unearned income)	$66,060	$12,259	$67,159	$14,543	$269,760	$23,534	$68,355	$25,131	$-	$546,801
Loans individually evaluated for impairment	$6,608	$-	$2,832	$6,018	$32,280	$-	$1,386	$-	$-	$49,124
Loans collectively evaluated for impairment	$59,452	$12,259	$64,327	$8,525	$237,480	$23,534	$66,969	$25,131	$-	$497,677

	As of December 31, 2010
	(in thousands)
	Real Estate Loans:					Non-Real Estate Loans:
	Construction and Land Development	Farmland	1-4 Family	Multi-family	Non-farm non-residential	Agricultural	Commercial and Industrial	Consumer and other	Unallocated	Total
Allowance at December 31, 2010	$977	$46	$1,891	$487	$3,423	$80	$510	$390	$513	$8,317
Individually evaluated for impairment	$323	$-	$726	$179	$1,901	$-	$408	$-	$-	$3,537
Collectively evaluated for impairment	$654	$46	$1,165	$308	$1,522	$80	$102	$390	$513	$4,780

Loans at December 31, 2010 (before unearned income)	$65,570	$13,337	$73,158	$14,544	$292,809	$17,361	$76,590	$22,970	$-	$576,339
Loans individually evaluated for impairment	$6,222	$-	$4,450	$7,138	$35,931	$-	$2,735	$-	$-	$56,476
Loans collectively evaluated for impairment	$59,348	$13,337	$68,708	$7,406	$256,878	$17,361	$73,855	$22,970	$-	$519,863

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

The following is a summary of impaired loans by class:	As of June 30, 2011
	(in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real estate:
Construction & land development	$2,759	$2,759	$-	$4,550	$110	$58
Farmland	-	-	-	-	-	-
1 - 4 family	-	-	-	446	17	2
Multifamily	-	-	-	-	-	-
Non-farm non-residential	5,088	6,477	-	5,307	214	15
Total Real Estate	$7,847	$9,236	$-	$10,303	$341	$75
Non-Real Estate:
Agricultural	$-	$-	$-	$-	$-	$-
Commercial and industrial	1,335	2,758	-	3,517	103	77
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	$1,335	$2,758	$-	$3,517	$103	$77
Total Impaired Loans with no related allowance	$9,182	$11,994	$-	$13,820	$444	$152

Impaired Loans with an allowance recorded:
Real estate:
Construction & land development	$3,849	$4,474	$202	$6,786	$241	$203
Farmland	-	-	-	-	-	-
1 - 4 family	2,832	2,938	876	4,279	113	14
Multifamily	6,018	6,018	156	4,552	129	165
Non-farm non-residential	27,192	27,192	2,022	21,984	844	722
Total real estate	$39,891	$40,622	$3,256	$37,601	$1,327	$1,104
Non-Real Estate:
Agricultural	$-	$-	$-	$-	$-	$-
Commercial and industrial	51	51	20	2,101	1	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	$51	$51	$20	$2,101	$1	$-
Total Impaired Loans with an allowance recorded	$39,942	$40,673	$3,276	$39,702	$1,328	$1,104

Total	$49,124	$52,667	$3,276	$53,522	$1,772	$1,256

The following is a summary of impaired loans by class:	As of December 31, 2010
	(in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real estate:
Construction & land development	$4,105	$5,380	$-	$5,532	$324	$345
Farmland	-	-	-	-	-	-
1 - 4 family	53	684	-	2,576	204	18
Multifamily	-	-	-	-	-	-
Non-farm non-residential	4,555	4,555	-	3,331	202	83
Total Real Estate	$8,713	$10,619	$-	$11,439	$730	$446
Non-Real Estate:
Agricultural	$-	$-	$-	$-	$-	$-
Commercial and industrial	-	-	-	425	37	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	$-	$-	$-	$425	$37	$-
Total Impaired Loans with no related allowance	$8,713	$10,619	$-	$11,864	$767	$446

Impaired Loans with an allowance recorded:
Real estate:
Construction & land development	$2,117	$2,117	$323	$2,557	$247	$85
Farmland	-	-	-	-	-	-
1 - 4 family	4,397	4,397	726	1,490	103	55
Multifamily	7,138	7,138	179	5,896	318	287
Non-farm non-residential	31,376	31,376	1,901	13,655	853	364
Total real estate	$45,028	$45,028	$3,129	$23,598	$1,521	$791
Non-Real Estate:
Agricultural	$-	$-	$-	$-	$-	$-
Commercial and industrial	2,735	2,735	408	1,632	114	67
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	$2,735	$2,735	$408	$1,632	$114	$67
Total Impaired Loans with an allowance recorded	$47,763	$47,763	$3,537	$25,230	$1,635	$858

Total	$56,476	$58,382	$3,537	$37,094	$2,402	$1,304

A Troubled Debt Restructuring ("TDR") is considered such if the creditor for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. The modifications to the Company's TDRs were concessions on the interest rate charged.  The effect of the modifications to the Company was a reduction in interest income.  These loans still have an allocated reserve in the Company's reserve for loan losses. The following table identifies the Troubled Debt Restructurings as of June 30, 2011:

Troubled Debt Restructurings	June 30, 2011			December 31, 2010
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(dollars in thousands)
Real Estate:
Construction & land development	5	$2,834	$2,834	3	$2,602	$2,602
Farmland	-	-	-	-	-	-
1-4 Family	-	-	-	-	-	-
Multifamily	1	5,782	5,782	-	-	-
Non-farm non residential	4	6,780	6,780	4	6,933	6,780
Total real estate	10	$15,396	$15,396	7	$9,535	$9,382
Non-Real Estate:
Agricultural	-	$-	$-	-	$-	$-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	-	$-	$-	-	$-	$-

Total	10	$15,396	$15,396	7	$9,535	$9,382

None of the Company's TDRs had subsequently defaulted after concessions were made as of June 30, 2011.

Note 6. Other Real Estate (ORE)

Other real estate owned consists of the following:	June 30, 2011	December 31, 2010
	(in thousands)
Real Estate Owned Acquired by Foreclosure:
Residential	$382	$232
Construction & land development	567	231
Non-farm non-residential	2,583	114
Other foreclosed property	-	-
Real Estate Acquired for Development or Resale	-	-
Total Other Real Estate Owned and Foreclosed Property	$3,532	$577

Note 7. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives. Goodwill at June 30, 2011 was $2.0 million and was acquired in the Homestead Bank acquisition in 2007.  No impairment charges have been recognized since the acquisition. Mortgage servicing rights were relatively unchanged since December 31, 2010, totaling $0.2 million at June 30, 2011. Other intangible assets recorded include core deposit intangibles, which are subject to amortization. The core deposits reflect the value of deposit relationships, including the beneficial rates, which arose from the purchase of other financial institutions and the purchase of various banking center locations from one single financial institution.

Note 8. Commitments and Contingencies

Off-balance sheet commitments

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

A summary of the notional amounts of the financial instruments with off-balance sheet risk at June 30, 2011 and December 31, 2010:
Contract Amount	June 30, 2011	December 31, 2010
	(in thousands)
Commitments to Extend Credit	$28,615	$20,561
Unfunded Commitments under lines of credit	$62,982	$74,643
Commercial and Standby letters of credit	$5,963	$5,681

Note 9. Subsequent Events - Completed Merger

On July 1, 2011 the Company completed a merger with Greensburg Bancshares, Inc. ("Greensburg") and its wholly owned subsidiary the Bank of Greensburg, located in Greensburg, LA.  As a result of the acquisition the Company acquired total assets of $87.4 million, including net loans of $63.1 million, investments of $11.2 million, and premises and equipment of $1.3 million. The Company assumed customer deposits totaling $77.1 million.  The Company purchased 100% of the outstanding stock in Greensburg for a total consideration of $5.3 million. The composition of the consideration includes 162,764 shares of the Company's stock issued at a market value of $18.62 per share for a total of $3.0 million and cash for Greensburg shares of $2.3 million. In addition, the Company assumed $3.5 million of debt to Greensburg shareholders and repaid the debt at the time of the acquisition.  In accordance with ASC Topic 805 the Company is currently evaluating the fair values of the acquired assets and assumed liabilities. The merger with Greensburg will allow the Company to enter new markets, gain market share in locations where both entities previously existed, take advantage of operating efficiencies and build upon the Company's core deposit base.

The following pro forma information for the six months ended June 30, 2011 and 2010 reflects the Company's estimated consolidated results of operations as if the acquisition of Greensburg Bancshares occurred at January 1, 2010, unadjusted for potential cost savings.

	June 30, 2011	June 30, 2010
	(in thousands)
Interest and Noninterest Income	$32,606	$30,408
Net Income	$5,007	$5,095

Note 10.  Recent Accounting Pronouncements

In January 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No 2011-01, "Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, that temporarily delays the effective date of the disclosures about troubled debt Restructurings (“TDRs”) that are included in ASU No 2010-20. The TDR disclosure guidance will be coordinated with the FASB’s proposed guidance for determining what constitutes a TDR and is currently anticipated to be effective for interim and annual periods ending after July 15, 2011.

In April 2011, the FASB issued ASU No. 2011-02, “Receivables (Topic 310) — A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” ASU 2011-02 amended prior guidance to provide assistance in determining whether a modification of the terms of a receivable meets the definition of a troubled debt restructuring. The new authoritative guidance provides clarification for evaluating whether a concession has been granted and whether a debtor is experiencing financial difficulties. The new authoritative guidance will be effective for the reporting periods after June 15, 2011 and should be applied retrospectively to Restructurings occurring on or after the beginning of the fiscal year of adoption. Adoption of the new guidance will have no significant impact on the Company's statements of income and financial condition.

In May 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (Topic 220), Presentation of Comprehensive Income" that will improve comparability, consistency, and transparency of financial reporting as well as increase the prominence of items reported in other comprehensive income.  This standard should be applied to the first period beginning after December 15, 2011 and should be applied retrospectively to the beginning of the annual period in the year of adoption.  The standard when adopted will have no impact on results of operations but will change the Company's presentation of Other Comprehensive Income.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis is intended to highlight the significant factors affecting the Company's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data for the six months ended June 30, 2011 and 2010 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly the Company's financial position and results of operations for such periods.

First Guaranty Bancshares, Inc. is a bank holding company headquartered in Hammond, LA with one wholly owned subsidiary, First Guaranty Bank.  First Guaranty Bank is a Louisiana state chartered commercial bank with 16 full-service banking facilities and one drive-up only facility, located throughout southeast, southwest and north Louisiana.  In addition, our recently completed merger with Greensburg Bancshares brings three new locations in Montpelier, Greensburg and Watson, LA and will also increase the Company's market share in Kentwood, LA.  The Company emphasizes personal relationships and localized decision making to ensure that products and services are matched to customer needs.  The Company competes for business principally on the basis of personal service to customers, customer access to officers and directors and competitive interest rates and fees.

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

Second Quarter and Six Months Financial Overview 2011

Financial highlights for the second quarter and six months of 2011 and 2010 are as follows:

●	Net income for the second quarter of 2011 and 2010 was $2.4 million and $3.4 million respectively. Net income for the six months ending June 30, 2011 was $4.8 million compared to $6.0 million for the six months ended June 30, 2010. Net income to common shareholders after preferred stock dividends was $2.1 million and $3.0 million for the second quarter of 2011 and 2010, with earnings per common share of $0.37 and $0.55 respectively. Net income to common shareholders after preferred stock dividends was $4.1 million and $5.3 million for the six months ending 2011 and 2010, with earnings per common share of $0.74 and $0.95 respectively. The decrease in net income for 2011 was primarily the result of increased loan loss provisions and also lower loan interest and fee income due to the decrease in loans.

●	Net interest income for the second quarter of 2011 was $9.6 million which is relatively unchanged from the same period in 2010. Net interest income for the six months ending June 30, 2011 was $19.1 million compared to $18.9 million for the same period in 2010. The net interest margin was 3.40% for the first six months of 2011 and 4.18% for the same period in 2010.

●	The provision for loan losses for the second quarter of 2011 was $2.9 million compared to $0.6 million for the second quarter of 2010. The provision for loan loss for the six months ending June 30, 2011 was $3.4 million compared to $1.3 million for the six months ending June 30, 2010.

●	Total assets at June 30, 2011 were $1.2 billion, an increase of $28.5 million or 2.5% when compared to $1.1 billion at December 31, 2010. The increase in assets from deposit growth was primarily invested in securities.

●	Investment securities totaled $544.1 million at June 30, 2011, an increase of $62.2 million when compared to $482.0 million at December 31, 2010. At June 30, 2011, available for sale securities, at fair value, totaled $308.3 million, a decrease of $13.8 million when compared to $322.1 million at December 31, 2010. At June 30, 2011, held to maturity securities, at amortized cost, totaled $235.8 million, an increase of $76.0 million when compared to $159.8 million at December 31, 2010.

●	The net loan portfolio at June 30, 2011 totaled $538.4 million, a net decrease of $29.0 million from the December 31, 2010 net loan portfolio of $567.3 million. Net loans are reduced by the allowance for loan losses which totaled $7.8 million for June 30, 2011 and $8.3 million for December 31, 2010. Total loans net of unearned income were $546.5 million for June 30, 2011 compared to $575.2 million for December 31, 2010.

●	Nonperforming assets at June 30, 2011 were $29.2 million, a decrease of $1.8 million compared to $31.0 million at December 31, 2010.

●	Total deposits were $1.0 billion at June 30, 2011, an increase of $38.0 million or 3.8% in the first six months of 2011 compared to December 31, 2010.

●
Return on average assets for the three months ending June 30, 2011 and June 30, 2010 was 0.81% and 1.37% respectively.  Return on average assets for the six months ended June 30, 2011 and June 30, 2010 was 0.82% and 1.23% respectively.  Return on average common equity for the three months ending June 30, 2011 and June 30, 2010 was 11.90% and 17.54% respectively.   Return on average common shareholders’ equity for the six months ended June 30, 2011 and June 30, 2010 was 12.12% and 15.71% respectively.  Return on average assets is calculated by dividing annualized net income before preferred dividends by average assets.  Return on common shareholders’ equity is calculated by dividing net earnings applicable to common shareholders by average common shareholders’ equity.

●	Book value per common share was $14.40 as of June 30, 2011 compared to $14.26 for June 30, 2010. Book value per share was $13.84 for December 31, 2010.

●	The Company's Board of Directors declared cash dividends of $0.16 per common share in the second quarter of 2011 and 2010. Declared cash dividends for the six months ended June 30, 2011 and 2010 were $0.32 per common share.

●	On July 1, 2011 the Company effectuated the acquisition of Greensburg Bancshares, Inc and its wholly owned subsidiary the Bank of Greensburg. At June 30, 2011 Greensburg had total assets of $87.4 million, net loans of $63.1 million and total deposits of $77.1 million.

Financial Condition

Changes in Financial Condition from December 31, 2010 to June 30, 2011

General.

Total assets as of June 30, 2011 were $1.2 billion, an increase of $28.5 million or 2.5% when compared to $1.1 billion at December 31, 2010. The increase in assets resulted from increased deposits which were primarily invested in government or corporate debt securities.

Investment Securities.

Investment securities at June 30, 2011 totaled $544.1 million, an increase of $62.2 million when compared to $482.0 million at December 31, 2010.  The investment portfolio consisted of available for sale securities at their fair market value total of $308.3 million and held to maturity securities at amortized cost total of $235.8 million.

The securities portfolio consisted principally of U.S. Government agency securities, corporate debt securities and municipal bonds. The securities portfolio provides the Company with a relatively stable source of income and provides a balance to interest rate and credit risks as compared to other categories of assets.  The Company continues to expand its holding of securities as loan demand decreases.  Management monitors the securities portfolio for both credit and interest rate risk.  The Company generally limits the purchase of corporate securities to individual issuers to manage concentration and credit risk. Corporate securities generally have a maturity of ten years or less.  Government agency securities generally have maturities of 15 years or less. Corporate securities held at fair value totaled $155.7 million at June 30, 2011.  U.S. Government Agency securities that were held at fair value were $143.5 million at June 30, 2011. Agency securities that were held for maturity and carried at amortized cost totaled $235.8 million at June 30, 2011. The fair value of held to maturity Agency securities was $233.0 million at June 30, 2011.

At June 30, 2011, $15.6 million or 2.9% of the securities portfolio at amortized cost was scheduled to mature in less than one year. Securities with maturity dates over 10 years totaled $120.9 million or 22.3% of the total portfolio at amortized cost. The average maturity of the securities portfolio was 6.77 years.  The average maturity of the securities portfolio is affected by call options that are influenced by market interest rates.

As of June 30, 2011, certain investment securities totaling $1.3 million had continuous unrealized loss positions for more than 12 months with unrealized losses totaling $0.2 million. These securities in an unrealized loss position for a period longer than twelve months included $0.9 million in corporate debt and $0.3 million in an equity security. At June 30, 2011, 14 securities were graded below investment grade or did not have an investment rating with a total book value of $3.2 million.  Non-investment grade securities represent approximately 0.6% of the Company's total investment portfolio.  All of the non-investment grade securities referenced above were initially investment grade and have been downgraded since purchase.  The non-investment grade securities are monitored and managed periodically.

Average securities as a percentage of average interest-earning assets were 46.4% for the six month period ended June 30, 2011 and 31.9% for the same period in 2010. At June 30, 2011, the U.S Government agency securities and municipal bonds qualified as securities pledgeable to collateralize repurchase agreements and public funds. Securities pledged at June 30, 2011 totaled $348.3 million and $271.5 million at December 31, 2010.  See Note 3 of the Notes to Consolidated Financial Statements for more information on investment securities.

Loans.

Net loans accounted for 46.4% of total assets at June 30, 2011, a 3.7% decrease when compared to 50.1% at December 31, 2010. There are no significant concentrations of credit to any individual borrower. As of June 30, 2011, 78.6% of our loan portfolio was secured primarily or secondarily by real estate. The largest portion of our loan portfolio, at 49.3%, is non-farm non-residential loans secured by real estate.

The net loan portfolio at June 30, 2011 totaled $538.4 million, a net decrease of $29.0 million from the December 31, 2010 net loan portfolio of $567.3 million.  The decrease in loans was concentrated in two real estate secured syndicated credits of approximately $16.8 million which had principal reductions in the second quarter of 2011.  In addition, other loan payoffs, loans transferred to foreclosed assets, and loan principal amortization reduced the loan portfolio. Net loans are reduced by the allowance for loan losses which totaled $7.8 million for June 30, 2011 and $8.3 million for December 31, 2010. Total loans include $18.7 million in syndicated loans acquired by assignment. Syndicated loans meet the same underwriting criteria used when making in-house loans. Loan charge-offs totaled $4.2 million during the first six months of 2011, compared to $0.7 million during the same period of 2010.  Recoveries totaled $0.3 million during the first six months of 2011 and $0.1 million during the first six months of 2010.  See Note 4 of the Notes to Consolidated Financial Statements for more information on loans and Note 5 for information on the allowance for loan losses.

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

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	June 30, 2011	December 31, 2010
	(in thousands)
Non-accrual loans:
Real Estate:
Construction and land development	$2,476	$3,383
Farmland	-	-
1 - 4 family residential	3,974	1,480
Multifamily	-	1,357
Non-farm non-residential	17,113	21,944
Total Real Estate	$23,563	$28,164
Non-Real Estate:
Agricultural	$468	$446
Commercial and industrial	1,176	76
Consumer and other	7	32
Total Non-Real Estate	$1,651	$554

Total non-accrual loans	$25,214	$28,718

Loans 90 days and greater delinquent and still accruing:
Real Estate:
Construction and land development	$-	$-
Farmland	-	-
1 - 4 family residential	493	1,663
Multifamily	-	-
Non-farm non-residential	-	-
Total Real Estate	$493	$1,663
Non-Real Estate:
Agricultural	$-	$-
Commercial and industrial	-	-
Consumer and other	-	10
Total Non-Real Estate	$-	$10

Total loans 90 days greater delinquent and still accruing	$493	$1,673

Total non-performing loans	$25,707	$30,391

Real Estate Owned:
Construction and land development	$567	$231
Farmland	-	-
1 - 4 family residential	382	232
Multifamily	-	-
Non-farm non-residential	2,583	114
Total Real Estate	$3,532	$577
Non-Real Estate Loans:
Agricultural	$-	$-
Commercial and industrial	-	-
Consumer and other	-	-
Total Non-Real Estate	$-	$577

Total non-performing assets	$29,239	$30,968

Troubled Debt Restructurings in Compliance with Modified Terms	$15,396	$9,535

Nonperforming assets totaled $29.2 million or 2.5% of total assets at June 30, 2011, a decrease of $1.8 million from December 31, 2010. Management has not identified additional information on any loans not already included in impaired loans or the nonperforming asset total that indicates possible credit problems that could cause doubt as to the ability of borrowers to comply with the loan repayment terms in the future.

Nonaccrual loans totaled $25.2 million as of June 30, 2011.  The nonaccrual loan balance is concentrated in nine credit relationships that total approximately $19.7 million or 78.0% of the nonaccrual balance.  This nonaccrual loan total includes approximately $3.8 million in a participation loan secured by a hotel, $6.3 million secured by two motels, $2.7 million secured by an entertainment complex, $2.0 million secured by different commercial buildings, $2.2 million in land for development and $1.4 million secured by equipment.

Nonaccrual loans decreased in aggregate $3.5 million from December 31, 2010 to June 30, 2011. The decrease was a combination of loans returning to accrual status, the foreclosure of several loans whose collateral was moved to other real estate owned and charge-offs of losses.  The largest credit relationship that returned to accrual status in the first quarter was an $8.6 million loan secured by a climate controlled warehouse and a commercial building.

Construction and land development nonaccrual loans decreased by $0.9 million from $3.4 million to $2.5 million.

One to four family residential nonaccrual loans increased $2.5 million primarily due to two loan relationships totaling $2.0 million.  These relationships are secured by three residential properties.

Multifamily nonaccrual loans decreased by $1.4 million in the first six months of 2011.  The decrease was concentrated in one relationship that was secured by a condominium complex.  Due to an extended probate process that resulted from the death of a guarantor, the loan went into nonaccrual during the fourth quarter of 2010.  The loan returned to accrual status in the first quarter of 2011.

Non-farm non-residential nonaccrual decreased $4.8 million from December 31, 2010 to June 30, 2011.  The decrease in this category was due in part to the previously mentioned relationship secured by a climate controlled warehouse and a commercial building and also due to loans whose collateral were moved into other real estate owned.  The decrease was offset by an increase of $6.9 million in nonaccrual loans in this category.  The increase was primarily composed of a $2.7 million loan secured by an entertainment facility, and several commercial building loans that totaled approximately $4.2 million.

Commercial and industrial nonaccrual loans increased by $1.1 million due to the addition of two loans secured by equipment.

Other Real Estate Owned (OREO) totaled approximately $3.5 million as of June 30, 2011.  OREO is composed of several one to four family residential properties totaling $0.4 million, construction and land development lots of approximately $0.5 million, and commercial properties totaling $2.6 million.

Restructured loans totaled $15.4 million as of June 30, 2011.  The allowance for loan losses associated with troubled debt restructuring loans was $0.4 million or 5.27% of total reserve.  Restructured loans were concentrated in three credit relationships.  The largest credit relationship for $8.7 million is secured by commercial real estate and land development properties.  The second largest credit relationship for $5.8 million is secured by an apartment complex.  The third restructured loan of $0.7 million is secured by real estate and equipment.  The modifications were concessions on the interest rate charged for these loans.  The effect of the modifications to the Company was a reduction in interest income.  These loans still have an allocated reserve in the Company's reserve for loan losses.

Impaired loans totaled $49.1 million as of June 30, 2011.  Impaired loans with a valuation allowance totaled $40.0 million and impaired loans without a valuation allowance totaled $9.1 million.  Included in the impaired loan total were $15.4 million in restructured loans that are performing under their new terms.  For more information, see Note 5 to Consolidated Financial Statements.

Allowance for Loan Losses.

The allowance for loan losses is maintained at a level considered sufficient to absorb potential losses embedded in the loan portfolio. The allowance is increased by the provision for anticipated loan losses as well as recoveries of previously charged off loans and is decreased by loan charge-offs. The provision is the necessary charge to current expense to provide for current loan losses and to maintain the allowance at an adequate level commensurate with Management’s evaluation of the risks inherent in the loan portfolio. Various factors are taken into consideration when determining the amount of the provision and the adequacy of the allowance. These factors include but are not limited to:

●	past due and nonperforming assets;
●	specific internal analysis of loans requiring special attention;
●	the current level of regulatory classified and criticized assets and the associated risk factors with each;
●	changes in underwriting standards or lending procedures and policies;
●	charge-off and recovery practices;
●	national and local economic and business conditions;
●	nature and volume of loans;
●	overall portfolio quality;
●	adequacy of loan collateral;
●	quality of loan review system and degree of oversight by its Board of Directors;
●	competition and legal and regulatory requirements on borrowers;
●	examinations of the loan portfolio by federal and state regulatory agencies and examinations;
●	and review by our internal loan review department and independent accountants.

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

Provisions made pursuant to these processes totaled $3.4 million in the first six months of 2011 as compared to $1.3 million for the same period in 2010. The provisions made in the first six months of 2011 were taken to provide for current loan losses and to maintain the allowance at an adequate level commensurate with Management’s evaluation of the risks inherent in the loan portfolio. Total charge-offs were $4.2 million for first six months of 2011 as compared to $0.7 million for the same period in 2010.  Recoveries totaled $0.3 million during the first six months of 2011 and $0.1 million during the first six months of 2010.

Charged-off real estate construction and land development loans totaled $0.4 million for the first six months of 2011.  There were no Charged-off farmland loans in the first six months of 2011. Charged-off 1-4 family residential loans totaled $0.3 million for the first six months of 2011. There were no Charged-off multifamily loans in the first six months of 2011. Charged off non-farm non residential loans totaled $1.8 million in the first six months of 2011. Charged-off agricultural loans totaled less than $0.1 million in the first six months of 2011. Charged-off consumer loans and credit cards totaled $0.2 million for the first six months of 2011. Charged off commercial and industrial loans totaled $1.5 million for the first six months of 2011.  For more information, see Note 5 to Consolidated Financial Statements.

Included in the $1.5 million in charge-offs in the commercial and industrial loan category was one credit relationship for $1.4 million.  The credit relationship was primarily secured by accounts receivables that were determined by the Company to be fraudulent.  The Company is currently pursuing recourse against the guarantor.

All accrued but uncollected interest related to a loan is deducted from income in the period the loan is assigned a nonaccrual status. During the period a loan is in nonaccrual status, any cash receipts are first applied to the principal balance. Once the principal balance has been fully recovered, any residual amounts are applied to expenses resulting from the collection of the payment and to the recovery of any reversed interest income and interest income that would have been due had the loan not been placed on nonaccrual status. As of June 30, 2011 and December 31, 2010 the Company had loans totaling $25.2 million and $28.7 million, respectively, on which the accrual of interest had been discontinued. The allowance for loan losses at June 30, 2011 was $7.8 million or 1.43% of total loans and 30.6% of nonperforming loans.  Management believes that the current level of the allowance is adequate to cover losses in the loan portfolio given the current economic conditions, expected net charge-offs and nonperforming asset levels.  See Note 5 of the Notes to Consolidated Financial Statements for more information on loans and the allowance for loan losses.

Other information relating to loans, the allowance for loan losses and other pertinent statistics follows.

	June 30, 2011	June 30, 2010
	(in thousands)
Loans:
Average outstanding balance	$554,425	$593,620
Balance at end of period	$546,152	$622,607

Allowance for Loan Losses:
Balance at beginning of year	$8,317	$7,919
Provision charged to expense	3,351	1,302
Loans charged-off	(4,186)	(726)
Recoveries	303	130
Balance at end of period	$7,785	$8,625

Deposits.

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. In this regard, management regularly assesses our funding needs, deposit pricing and interest rate outlooks. From December 31, 2010 to June 30, 2011, total deposits increased $38.0 million, or 3.8%, to $1.0 billion at June 30, 2011. Noninterest-bearing demand deposits increased $12.0 million while interest-bearing demand deposits decreased by $10.2 million when comparing June 30, 2011 to December 31, 2010. Time deposits increased $33.3 million, or 5.2% to $671.0 million at June 30, 2011, compared to $637.7 million at December 31, 2010.

At June 30, 2011, public fund deposits totaled $353.8 million.  During the first six months of 2011, public fund deposits decreased $2.4 million. The Company has developed a program for the development and management of public fund deposits.  Since 2007, the Company has maintained public fund deposits in excess of $175.0 million.  These deposits are with local government entities such as school districts, hospital districts, sheriff departments and other municipalities.  Several of these accounts are under contracts with terms up to three years.  Public funds deposit accounts are collateralized by FHLB letters of credit and by eligible government agency securities such as those issued by the FHLB, FFCB, FNMA, and FHLMC.  Public funds accounts represent approximately $116.6 million or 40.9% of the total deposits in excess of $250,000 as reported in the Company's FDIC and Federal Reserve Call report filings.  Management believes that public funds provide a low cost and stable source of funding for the Company.

As of June 30, 2011, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $446.5 million.  At June 30, 2011, approximately 76.0% of the Company's certificates of deposit had a remaining term greater than one year.

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

The following table sets forth the distribution of our total deposit accounts, by account type, for the periods indicated.

	June 30, 2011	December 31, 2010	Increase/(Decrease)
	(dollars in thousands)		Amount	Percent
Noninterest-bearing demand	$142,875	$130,897	$11,978	9.2%
Interest-bearing demand	181,958	192,139	(10,181)	-5.3%
Savings	49,535	46,663	2,872	6.2%
Time	671,032	637,684	33,348	5.2%
Total deposits	$1,045,400	$1,007,383	$38,017	3.8%

The following table sets forth the distribution of our time deposit accounts.
June 30, 2011
(in thousands)
Time deposits of less than $100,000	$224,496
Time deposits of $100,000 through $250,000	$161,645
Time deposits of more than $250,000	$284,891
Total Time Deposits	$671,032

The following table sets forth public funds as a percent of total deposits.

	June 30, 2011	December 31, 2010	December 31, 2009	December 31, 2008
	(in thousands except for %)
Total Public Funds	$353,754	$356,153	$268,474	$225,766
Total Deposits	$1,045,400	$1,007,383	$799,746	$780,382
Total Public Funds as a percent of Total Deposits	33.8%	35.4%	33.6%	28.9%

Borrowings.

The Company maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. At June 30, 2011, short-term borrowings totaled $5.5 million compared to $12.6 million at December 31, 2010. At June 30, 2011, short-term borrowings consisted solely of $5.5 million in repurchase agreements. At December 31, 2010, short term borrowings consisted solely of $12.6 million of repurchase agreements. Overnight repurchase agreement balances are monitored daily for sufficient collateralization. The Company had long-term borrowings totaling $3.5 million as of June 30, 2011 (discussed below) and no long-term borrowings at December 31, 2010.

The average amount of total short-term borrowings for the six months ended June 30, 2011 totaled $15.1 million, compared to $26.2 million for the six months ended June 30, 2010. At June 30, 2011, the Company had $60.0 million in Federal Home Loan Bank letters of credit outstanding obtained solely for collateralizing public deposits.

The Company has two credit facilities established with another financial institution.  The first is a $3.5 million term loan that was funded on June 22, 2011 prior to the Greensburg Bancshares acquisition.  The proceeds were used to redeem debt issued by Greensburg Bancshares when the Company acquired them on July 1, 2011.  The credit repayment terms are monthly principal payments of $50,000 plus accrued interest.  The second credit facility is a $2.5 million revolving line of credit.  There was no balance on this credit facility at June 30, 2011.  Both credit facilities are secured by a portion of the Company's ownership in its subsidiary First Guaranty Bank.

Equity.

Stockholders’ equity provides a source of permanent funding, allows for future growth and the ability to absorb unforeseen adverse developments. Total equity increased to $101.1 million as of June 30, 2011 from $97.9 million as of December 31, 2010.  The increase in stockholders’ equity resulted from net income of $4.8 million and the change in accumulated other comprehensive income of $0.7 million, which were partially offset by dividends paid to common stockholders totaling $1.8 million and preferred stock dividends totaling $0.6 million.  Cash dividends paid to common shareholders were $0.32 per share for the six month periods ending June 30, 2011 and 2010.  The preferred stock equity consists of $21.1 million issued to the U.S. Treasury Department under its Capital Purchase Program in August 2009.

Results of Operations for the Three Months and Six Months Ended June 30, 2011 and 2010

Net Income.

Net income for the second quarter ending June 30, 2011 was $2.4 million, a decrease of $1.0 million from $3.4 million for the quarter ending June 30, 2010.  Net income for the six months ended June 30, 2011 was $4.8 million, a decrease of $1.2 million or 19.7% from $6.0 million for the six months ended June 30, 2010. For the quarter ending June 30, 2011, the Company had net income available to common shareholders of $2.1 million, a decrease of $1.0 million from the same quarter in 2010 of net income of $3.0 million. Net income available to common shareholders for the six months ended June 30, 2011 was $4.1 million which is a decrease of $1.2 million from $5.3 million for the same period in 2010. The decrease in income can be attributed to decreased loan interest and fee income, higher interest expense and increased provisions to the allowance for loan losses when compared year over year.  Net gains on securities for the second quarter of 2011 and 2010 were $2.2 million and $1.1 million, respectively. Net gains on securities for the first six months of 2011 and 2010 were $2.2 million and $1.4 million.  Earnings per common share for the second quarter ended June 30, 2011 was $0.37 per common share, a decrease of 32.7% or $0.18 per common share from $0.55 per common share for the second quarter ended June 30, 2010. Earnings per common share for the six months ended June 30, 2011 was $0.74 per common share, a decrease of 28.4% or $0.21 per common share from $0.95 per common share for the six months ended June 30, 2010.

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

A financial institution’s asset and liability structure is substantially different from that of a non-financial company, in that virtually all assets and liabilities are monetary in nature. Accordingly, changes in interest rates, which are generally impacted by inflation rates, may have a significant impact on a financial institutions performance. The impact of interest rate changes depends on the sensitivity to the change of our interest-earning assets and interest-bearing liabilities. The effects of the varying interest rate environment in recent years and our interest sensitivity position will be discussed below.

Net interest income in the second quarter of 2011 was $9.6 million, relatively unchanged from 2010. Net interest income for the first six months of 2011 and 2010 was $19.1 million and $18.9 million, respectively.  Loans represent the largest portion of the Company's interest-earning assets, and 56.7% of our total loans are floating rate loans which are primarily tied to the prime lending rate. After the prime rate dropped 400 basis points in 2008, management began adding floors to floating rate loans. The loan floors were the first step to improving the net interest income. This has continued through 2011 as well as continuing to build the investment portfolio. The cost of our interest-bearing liabilities reflects a lower cost of funds paid on interest-bearing liabilities. As of June 30, 2011, time deposits represented 64.2% of total deposits, which is an increase from 63.3% of total deposits at December 31, 2010.

The average yield on interest-earning assets decreased from 5.50% at June 30, 2010 to 4.73% at June 30, 2011. The interest-bearing liabilities average yield decreased slightly to 1.6% at June 30, 2011, compared to 1.7% at June 30, 2010. The net yield on interest-earning assets was 3.10% for the six months ended June 30, 2011, compared to 3.9% for the same period in 2010.

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

	June 30, 2011			June 30, 2010
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(dollars in thousands)
Assets
Interest-earning assets:
Interest-earning deposits with banks (1)	$25,665	$23	0.18%	$16,930	$19	0.22%
Securities (including FHLB stock)	524,332	9,797	3.77%	291,286	6,944	4.81%
Federal funds sold	15,894	9	0.11%	10,072	5	0.13%
Loans, net of unearned income	564,882	16,706	5.96%	593,620	17,992	6.08%
Total interest-earning assets	$1,130,773	$26,535	4.73%	$911,908	$24,960	5.50%

Noninterest-earning assets:
Cash and due from banks	$10,370			$17,947
Premises and equipment, net	16,565			17,140
Other assets	10,574			19,689
Total Assets	$1,168,282			$966,684

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Demand deposits	$197,308	$405	0.41%	$201,847	$430	0.43%
Savings deposits	48,924	22	0.09%	42,060	21	0.10%
Time deposits	660,824	7,030	2.15%	465,481	5,529	2.40%
Borrowings	13,881	14	0.20%	30,515	70	0.47%
Total interest-bearing liabilities	$920,937	$7,471	1.64%	$739,903	$6,050	1.65%

Noninterest-bearing liabilities:
Demand deposits	$140,509			$127,203
Other	6,784			7,317
Total Liabilities	$1,068,230			$874,423

Stockholders' equity	100,052			92,261
Total Liabilities and Stockholders'	$1,168,282			$966,684
Net interest income		$19,064			$18,910

Net interest rate spread (2)			3.10%			3.85%
Net interest-earning assets (3)	$209,836			$172,005
Net interest margin (4)			3.40%			4.18%

Average interest-earning assets to interest-bearing liabilities			122.79%			123.25%

(1)	Interest-earning deposits with banks include reserves kept with the Federal Reserve Bank that are classified on the balance sheet as "cash and due from banks". The reserves are not classified as interest-earning demand deposits on the balance sheet because interest is only paid on amounts in excess of minimum reserve requirements.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses.

The provision for loan losses was $2.9 million and $0.6 million for the second quarter of 2011 and 2010, respectively. For the six months ending June 30, 2011, the provision for loan loss was $3.4 million, an increase from $1.3 million for the first six months of 2010. The increased 2011 provision was based on the current condition of the loan portfolio as well as other qualitative and qualitative factors considered by the Company's management team. Of the loan charge-offs for the second quarter of 2011, approximately $2.5 million were loans secured by real estate and $1.7 million were loans secured by non-real estate.   The allowance for loan losses at June 30, 2011 was $7.8 million, compared to $8.3 million at December 31, 2010, and was 1.43% and 1.44% of total loans, respectively. Management believes that the current level of the allowance is adequate to cover losses in the loan portfolio given the current economic conditions, expected net charge-offs and nonperforming asset levels.

Noninterest Income.

For the quarters ending June 30, 2011 and 2010, noninterest income totaled $3.7 million and $2.6 million, respectively. Service charges, commissions and fees totaled $1.1 million for the second quarter ended June 30, 2011 and $1.0 million for the same period of 2010. Service charges, commissions and fees totaled $2.1 million for the six months ended June 30, 2011 and $2.0 million for the same period of 2010. Noninterest income totaled $3.7 million for the second quarter ended June 30, 2011, an increase of $1.1 million when compared to $2.6 million for the second quarter ended June 30, 2010.  Noninterest income totaled $5.0 million for the six months ended June 30, 2011, an increase of $0.8 million when compared to $4.2 million for the six months ended June 30, 2010.  Net securities gains were $2.2 million for the second quarter of 2011 compared to $1.1 million in 2010. Net securities gains were $2.2 million for the first six months of 2011 compared to $1.4 million in 2010. Net gains on sale of loans were $0.1 million for the six months ended June 30, 2011 and $0.2 million for the same period in 2010. Other noninterest income remained relatively unchanged at $0.4 million for the second quarter ending June 30, 2011 and 2010. Other noninterest income decreased by $0.1 million to $0.6 million in the first six months of 2011 from $0.7 million for the same period in 2010.

Noninterest Expense.

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense, net cost from other real estate and repossessions, regulatory assessments and other types of expenses.  Noninterest expense totaled $6.7 million in the second quarter of 2011 and $6.4 million in 2010. Noninterest expense increased from $12.7 million for the first six months of 2010 to $13.3 million for the first six months of 2011. Salaries and benefits totaled $2.9 million and were relatively unchanged for the second quarter of 2011 and 2010.  Occupancy and equipment expense totaled $0.8 million for the second quarter of 2011.  Other noninterest expense totaled $2.9 million in the second quarter of 2011, compared to $2.7 million the second quarter of 2010.  Other noninterest expense increased by $0.4 million to $5.7 million for the six months ended June 30, 2011 from $5.3 million for the six months ended June 30, 2010.

The following is a summary of the significant components of other noninterest expense:

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Other noninterest expense:
Legal and professional fees	$961	$688	$591	$376
Data processing	1,119	983	555	460
Marketing and public relations	529	584	204	299
Taxes - sales, capital, and franchise	363	378	188	197
Operating supplies	265	346	132	206
Travel and lodging	194	190	94	103
Net costs from other real estate and repossessions	196	164	135	100
Regulatory assessment	948	746	475	390
Other	1,155	1,271	569	613
Total other expense	$5,730	$5,350	$2,943	$2,744

The increases in noninterest expense were the result of three main factors when comparing the six months ending June 30, 2011 to the six months ending June 30, 2010.  The factors were merger expenses related to the Greensburg Bancshares acquisition, increased fees associated with nonperforming loans and other real estate owned, and an increased deposit base.

Income Taxes.

The provision for income taxes was $1.3 million and $1.8 million for the quarters ending June 30, 2011 and 2010.  The provision for the six months ended June 30, 2011 and 2010 was $2.6 million and $3.2 million, respectively. The decrease in the provision for income taxes is a result of lower income for the second quarter of 2011 when compared to the second quarter of 2010. The Company's statutory tax rate was 34.0% which was relatively unchanged from the second quarter of 2010.

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

We monitor interest rate risk using an interest sensitivity analysis set forth on the following table. This analysis, which we prepare monthly, reflects the maturity and repricing characteristics of assets and liabilities over various time periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at June 30, 2011 shown below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

	June 30, 2011
	Interest Sensitivity Within
	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
	(in thousands)
Earning Assets:
Loans (including loans held for sale)	$145,789	$131,541	$277,330	$269,165	$546,495
Securities (including FHLB stock)	3,633	6,672	10,305	535,478	545,783
Federal Funds Sold	4,200	-	4,200	-	4,200
Other earning assets	13	-	13	3,500	3,513
Total earning assets	$153,635	$138,213	$291,848	$808,143	$1,099,991

Source of Funds:
Interest-bearing accounts:
Demand deposits	$137,892	$-	$137,892	$44,066	$181,958
Savings deposits	12,384	-	12,384	37,151	49,535
Time deposits	164,518	260,863	425,381	245,651	671,032
Short-term borrowings	5,462	-	5,462	-	5,462
Long-term borrowings	-	-	-	3,500	3,500
Noninterest-bearing, net	-	-	-	188,504	188,504
Total source of funds	$320,256	$260,863	$581,119	$518,872	$1,099,991

Period gap	$(166,611)	$(122,650)	$(289,271)	$289,271
Cumulative gap	$(166,611)	$(289,271)	$(289,271)	$-

Cumulative gap as a percent of earning assets	-15.15%	-26.30%	-26.30%

Liquidity and Capital Resources

Liquidity. Liquidity refers to the ability or flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available to meet customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. Liquid assets include cash and due from banks, interest-earning demand deposits with banks, federal funds sold and available for sale investment securities. Including securities pledged to collateralize public fund deposits; these assets represent 33.2% and 32.4% of the total liquidity base at June 30, 2011 and December 31, 2010, respectively.

Loans maturing or repricing within one year or less at June 30, 2011 totaled $277.3 million.  At June 30, 2011, time deposits maturing within one year or less totaled $425.4 million.

The Company maintained a net borrowing availability capacity at the Federal Home Loan Bank totaling $136.0 million and $52.2 million at June 30, 2011 and December 31, 2010, respectively. This increase in availability at Federal Home Loan Bank during 2011 primarily resulted from the use of fewer FHLB letters of credit to secure public funds.  We also maintain federal funds lines of credit at three correspondent banks with borrowing capacity of $41.1 million as of June 30, 2011. At June 30, 2011, the Company did not have an outstanding balance on these lines of credit. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources. The Company's capital position is reflected in stockholders’ equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total equity increased to $101.1 million as of June 30, 2011 from $97.9 million as of December 31, 2010. The increase in stockholders’ equity resulted from net income of $4.8 million and a change in accumulated other comprehensive income of $0.7 million, which was partially offset by dividends paid to common stockholders totaling $1.8 million and preferred stock dividends totaling $0.6 million. Cash dividends paid to common shareholders were $0.32 per share for the six month periods ending June 30, 2011 and 2010.

The Company is no longer required to receive written approval from the Federal Reserve Bank before declaring or paying any corporate dividend.

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

	As of June 30, 2011
	"Well Capitalized Minimums"	Actual
Tier 1 Leverage Ratio
Consolidated	5.00%	8.27%
Bank	5.00%	8.01%

Tier 1 Risk-based Capital Ratio
Consolidated	6.00%	12.41%
Bank	6.00%	12.02%

Total Risk-based Capital Ratio
Consolidated	10.00%	13.40%
Bank	10.00%	13.02%

At June 30, 2011, we satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.

Item 4. Controls and Procedures

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

FIRST GUARANTY BANCSHARES, INC.

Date: August 12, 2011	By: /s/ Alton B. Lewis
Alton B. Lewis
Chief Executive Officer

Date: August 12, 2011	By: /s/ Eric J. Dosch
Eric J. Dosch
Chief Financial Officer
Secretary and Treasurer