Form 10-Q/A
period 2011-06-30
First Guaranty Bancshares, Inc.
filed 2011-08-26
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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
Yes x No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes x No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer o  Accelerated filer o    Non-accelerated filer o   Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes o   No x

As of August 12, 2011, the registrant had 5,722,408 shares of $1 par value common stock which were issued and outstanding.

Explanatory Note

The purpose of this Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 12, 2011 (the "Form 10-Q"), is to correct the table presenting the age analysis of past due loans at June 30, 2011 included on page 12.  The correction was for a classification error within the 30-89 Days Past Due loan category.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the filing date, and only modifies the stated disclosure made in the original Form 10-Q.

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

The following tables present the age analysis of past due loans at June 30, 2011 and December 31, 2010:

	As of June 30, 2011
	(in thousands)
	30-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$39	$2,476	$2,515	$63,545	$66,060	$-
Farmland	677	-	677	11,582	12,259	-
1 - 4 family	1,608	4,467	6,075	61,084	67,159	493
Multifamily	107	-	107	14,436	14,543	-
Non-farm non-residential	619	17,112	17,731	252,029	269,760	-
Total Real Estate	$3,050	$24,055	$27,105	$402,676	$429,781	$493
Non-Real Estate:
Agricultural	$172	$468	$640	$22,894	$23,534	$-
Commercial and industrial	599	1,177	1,776	66,579	68,355	-
Consumer and other	164	7	171	24,960	25,131	-
Total Non-Real Estate	$935	$1,652	$2,587	$114,433	$117,020	$-
Total loans before unearned income	$3,985	$25,707	$29,692	$517,109	$546,801	$493
Less: unearned income					(649)
Total loans net of unearned income					$546,152

	As of December 31, 2010
	(in thousands)
	30-89 Days Past Due	Greater Than 90 Days	Total Past Due		Current	Total Loans	Recorded Investment 90 Days Accruing
Real estate:
Construction & land development	$1,574	$3,383	$,	4,957	$60,613	$65,570	$-
Farmland	41	-		41	13,296	13,337	-
1 - 4 family	4,742	3,189		7,931	65,227	73,158	1,663
Multifamily	5,781	1,357		7,138	7,406	14,544	-
Non-farm non-residential	7,960	21,944		29,904	262,905	292,809	-
Total Real Estate	$20,098	$29,873		$49,971	$409,447	$459,418	$1,663
Non-Real Estate:
Agricultural	$333	$446		$779	$16,582	$17,361	$-
Commercial and industrial	1,203	76		1,279	75,311	76,590	-
Consumer and other	287	42		329	22,641	22,970	10
Total Non-Real Estate	$1,823	$564		$2,387	$114,534	$116,921	$10
Total loans before unearned income	$21,921	$30,437		$52,358	$523,981	$576,339	$1,673
Less: unearned income						(699)
Total loans net of unearned income						$575,640

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