Form 10-Q
period 2011-09-30
First Guaranty Bancshares, Inc.
filed 2011-11-14
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2011

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
Yes ☐   No ☒

As of November 10, 2011 the registrant had 5,722,408 shares of $1 par value common stock which were issued and outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial
FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share data)
	September 30, 2011	December 31, 2010
Assets
Cash and cash equivalents:
Cash and due from banks	$40,379	$35,695
Interest-earning demand deposits with banks	7	13
Federal funds sold	48,628	9,129
Cash and cash equivalents	$89,014	$44,837

Investment securities:
Available for sale, at fair value	$404,465	$322,128
Held to maturity, at cost (estimated fair value of $174,682 and $155,326, respectively)	173,834	159,833
Investment securities	$578,299	$481,961

Federal Home Loan Bank stock, at cost	$1,328	$1,615
Loans held for sale	$156	$-

Loans, net of unearned income	$606,501	$575,640
Less: allowance for loan losses	7,704	8,317
Net loans	$598,797	$567,323

Premises and equipment, net	$19,792	$16,023
Goodwill	1,999	1,999
Intangible assets, net	2,905	1,729
Other real estate, net	6,951	577
Accrued interest receivable	7,035	7,664
Other assets	5,925	9,064
Total Assets	$1,312,201	$1,132,792

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing demand	$161,433	$130,897
Interest-bearing demand	253,896	192,139
Savings	56,754	46,663
Time	700,010	637,684
Total deposits	$1,172,093	$1,007,383

Short-term borrowings	$4,202	$12,589
Accrued interest payable	3,672	3,539
Long-term borrowing	3,350	-
Other liabilities	2,539	11,343
Total Liabilities	$1,185,856	$1,034,854

Stockholders' Equity
Preferred stock:
Series A - $1,000 par value - authorized 5,000 shares; issued and outstanding 2,069.9 shares	$-	$19,859
Series B - $1,000 par value - authorized 5,000 shares; issued and outstanding 103 shares	-	1,116
Series C - $1,000 par value - authorized 39,435 shares; issued and outstanding 39,435 shares	39,435	-
Common stock:
$1 par value - authorized 100,600,000 shares; issued and outstanding 5,722,408 and 5,559,644 shares, respectively	5,722	5,560
Surplus	29,329	26,461
Retained earnings	48,027	45,201
Accumulated other comprehensive income (loss)	3,832	(259)
Total Stockholders' Equity	$126,345	$97,938
Total Liabilities and Stockholders' Equity	$1,312,201	$1,132,792
See Notes to the Consolidated Financial Statements.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Interest Income:
Loans (including fees)	$25,930	$27,209	$9,230	$9,221
Loans held for sale	8	5	2	1
Deposits with other banks	35	31	13	12
Securities (including FHLB stock)	14,504	10,723	4,707	3,779
Federal funds sold	14	8	5	3
Total Interest Income	$40,491	$37,976	$13,957	$13,016

Interest Expense:
Demand deposits	$644	$639	$239	$209
Savings deposits	37	32	15	11
Time deposits	10,637	8,760	3,607	3,231
Borrowings	50	97	36	27
Total Interest Expense	$11,368	$9,528	$3,897	$3,478

Net Interest Income	$29,123	$28,448	$10,060	$9,538
Less: Provision for loan losses	6,855	2,506	3,504	1,204
Net Interest Income after Provision for Loan Losses	$22,268	$25,942	$6,556	$8,334

Noninterest Income:
Service charges, commissions and fees	$3,352	$3,070	$1,235	$1,072
Net gains on securities	3,102	2,367	885	1,001
Loss on securities impairment	(97)	-	-	-
Net gains on sale of loans	106	173	10	22
Gain on acquisition	1,391	-	1,391	-
Other	1,081	1,171	443	465
Total Noninterest Income	$8,935	$6,781	$3,964	$2,560

Noninterest Expense:
Salaries and employee benefits	$9,363	$8,789	$3,380	$2,945
Occupancy and equipment expense	2,552	2,323	942	815
Other	9,263	8,045	3,533	2,695
Total Noninterest Expense	$21,178	$19,157	$7,855	$6,455

Income Before Income Taxes	$10,025	$13,566	$2,665	$4,439
Less: Provision for income taxes	3,071	4,737	500	1,572
Net Income	$6,954	$8,829	$2,165	$2,867
Preferred Stock Dividends	(1,433)	(1,000)	(768)	(334)
Income Available to Common Shareholders	$5,521	$7,829	$1,397	$2,533

Per Common Share:
Earnings	$0.98	$1.41	$0.24	$0.46
Cash dividends paid	$0.48	$0.48	$0.16	$0.16

Weighted Average Common Shares Outstanding	5,614,495	5,559,644	5,722,408	5,559,644
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)
(in thousands, except per share data)

	Series A	Series B	Series C				Accumulated
	Preferred	Preferred	Preferred	Common			Other
	Stock	Stock	Stock	Stock		Retained	Comprehensive
	$1,000 Par	$1,000 Par	$1,000 Par	$1 Par	Surplus	Earnings	Income/(Loss)	Total

Balance December 31, 2009	$19,630	$1,140	$-	$5,560	$26,461	$40,067	$2,077	$94,935
Net income	-	-	-	-	-	8,829	-	8,829
Change in unrealized loss on AFS securities, net of reclassification adjustments and taxes	-	-	-	-	-	-	3,397	3,397
Comprehensive Income	-	-		-	-	-	-	12,226
Cash dividends on common stock ($0.48 per share)	-	-	-	-	-	(2,669)	-	(2,669)
Preferred stock dividend, amortization and accretion	171	(17)	-	-	-	(1,000)	-	(846)
Balance September 30, 2010 (unaudited)	$19,801	$1,123	$-	$5,560	$26,461	$45,227	$5,474	$103,646

Balance December 31, 2010	$19,859	$1,116	$-	$5,560	$26,461	$45,201	$(259)	$97,938
Common Stock issued in acquisition, 162,764 shares	-	-	-	162	2,868	-	-	3,030
Net Income	-	-	-	-	-	6,954	-	6,954
Change in unrealized loss on AFS securities, net of reclassification adjustments and taxes	-	-	-	-	-	-	4,091	4,091
Comprehensive Income	-	-	-	-	-	-	-	11,045
Cash dividends on common stock ($0.48 per share)	-	-	-	-	-	(2,695)	-	(2,695)
Preferred stock repurchase, Preferred Stock - Series A & B	(20,030)	(1,098)	-	-	-	-	-	(21,128)
Preferred stock issuance, Preferred Stock- Series C	-	-	39,435	-	-	-	-	39,435
Preferred stock dividend, amortization and accretion	171	(18)	-	-	-	(1,433)	-	(1,280)
Balance September 30, 2011 (unaudited)	$-	$-	$39,435	$5,722	$29,329	$48,027	$3,832	$126,345
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities
Net income	$6,954	$8,829
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,855	2,506
Depreciation and amortization	1,240	1,086
Amortization/Accretion of investments	703	(35)
Gain on Acquisition	(1,391)	-
(Gain) Loss on sale/call of securities	(3,102)	(2,367)
(Gain) Loss on sale of assets	(112)	(220)
Other than temporary impairment charge on securities	97	-
ORE writedowns and loss on disposition	287	177
FHLB stock dividends	(3)	(4)
Net decrease in loans held for sale	(156)	(40)
Change in other assets and liabilities, net	3,518	3,683
Net Cash Provided By Operating Activities	$14,890	$13,615

Cash Flows From Investing Activities
Proceeds from maturities and calls of HTM securities	$151,474	$208
Proceeds from sales of HTM securities	-	12,518
Proceeds from maturities, calls and sales of AFS securities	369,196	721,087
Funds invested in HTM securities	(165,268)	-
Funds Invested in AFS securities	(442,166)	(851,856)
Proceeds from sale/redemption of Federal Home Loan Bank stock	1,796	1,766
Funds invested in Federal Home Loan Bank stock	(1,440)	(1,508)
Net decrease (increase) in loans	19,875	(23,730)
Purchase of premises and equipment	(1,812)	(1,202)
Proceeds from sales of premises and equipment	-	1,099
Proceeds from sales of other real estate owned	445	216
Cash received in excess of cash paid in acquisition	4,992	-
Net Cash Used In Investing Activities	$(62,908)	$(141,402)

Cash Flows From Financing Activities
Net increase in deposits	$86,682	$126,191
Net (decrease) increase in federal funds purchased and short-term borrowings	(8,387)	480
Proceeds from long-term borrowings	3,500	-
Repayment of long-term borrowings	(3,650)	(7,492)
Repurchase of preferred stock	(21,128)	-
Proceeds from issuance of preferred stock	39,435	-
Dividends paid	(4,257)	(3,233)
Net Cash Provided By Financing Activities	$92,195	$115,946

Net Increase (Decrease) In Cash and Cash Equivalents	$44,177	(11,841)
Cash and Cash Equivalents at the Beginning of the Period	44,837	46,718
Cash and Cash Equivalents at the End of the Period	$89,014	$34,877

Noncash Activities:
Loans transferred to foreclosed assets	$4,797	$3,265
Common stock issued in acquisition	$3,030	$-

Cash Paid During The Period:
Interest on deposits and borrowed funds	$11,235	$8,931
Income taxes	$2,850	$5,400
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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2011 and 2010 are not necessarily indicative of the results expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are susceptible to significant change in the near term are the allowance for loan losses, valuation of goodwill, intangible assets and other purchase accounting adjustments.

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

In April 2011, the FASB issued ASU No. 2011-02, “Receivables (Topic 310) — A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” ASU 2011-02 amended prior guidance to provide assistance in determining whether a modification of the terms of a receivable meets the definition of a troubled debt restructuring. The new authoritative guidance provides clarification for evaluating whether a concession has been granted and whether a debtor is experiencing financial difficulties. The new authoritative guidance will be effective for the reporting periods after September 15, 2011 and should be applied retrospectively to Restructurings occurring on or after the beginning of the fiscal year of adoption. Adoption of the new guidance did not have a significant impact on the Company's statements of income and financial condition.

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

In September 2011, the FASB issued ASU No. 2011-08, "Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment", which amends the procedures for impairment testing of goodwill. This standard allows the use of qualitative factors in determining if goodwill impairment is more likely than not to exist. If qualitative information indicates that it is not more likely than not that impairment of goodwill exists, then the quantitative two step impairment test will not be required. The Company will adopt this standard in the fourth quarter of 2011. Adoption of the new guidance, in itself, will not have an impact on the Company's statements of income and financial condition.

Note 3. Acquisition Activity

On July 1, 2011 the Company completed a merger with Greensburg Bancshares, Inc. ("Greensburg") and its wholly owned subsidiary Bank of Greensburg, located in Greensburg, LA. The Company purchased 100% of the outstanding stock in Greensburg for a total consideration of $5.3 million. The composition of the consideration includes 162,764 shares of the Company's stock issued at a market value of $18.62 per share for a total of $3.0 million and cash for Greensburg shares of $2.3 million. In addition, the Company assumed $3.5 million of debt to Greensburg shareholders and repaid the debt at the time of the acquisition. The merger with Greensburg allowed the Company to enter new markets, gain market share in locations where both entities previously existed, take advantage of operating efficiencies and build upon the Company's core deposit base.

The acquired assets and liabilities at fair value are presented in the following table. The table also includes intangible assets other than goodwill created in the acquisition, namely, core deposit intangible assets.

(in thousands)	As Recorded by First Guaranty Bancshares
Cash and cash equivalents	$7,270
Investment securities	11,047
Loans	63,001
Premises and equipment	2,934
Core deposit intangible	1,353
Other real estate owned	2,309
Other assets	1,411
Interest-bearing deposits	(61,880)
Noninterest-bearing deposits	(16,148)
Long-term debt	(3,500)
Deferred tax liability	(466)
Other liabilities	(632)
Gain on Acquisition (Bargain Purchase Gain)	(1,391)
Total Purchase Price	$5,308

The Company based the allocation of the purchase price on the fair values of the assets acquired and the liabilities assumed. The net gain represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed less the total consideration given. The gain of $1.4 million was recognized as "Gain on acquisition" in the "Noninterest income" section of the Company’s Consolidated Statements of Income. This acquisition was an open market, arms-length transaction. The bargain purchase was driven by an inactive market for the stock of Greensburg Bancshares, Inc.

Since the acquisition date the revenue (Interest and Noninterest Income) from Bank of Greensburg was $1.1 million and the earnings added to the Company’s consolidated net income was $0.3 million for the period ending September 30, 2011.

The following pro forma information for the nine months ended September 30, 2011 and 2010 reflects the Company's estimated consolidated results of operations as if the acquisition of Greensburg Bancshares occurred at January 1, 2010, unadjusted for potential cost savings.

(in thousands)	September 30, 2011	September 30, 2010
Interest and Noninterest Income	$50,527	$49,093
Net Income	$7,172	$9,343

Greensburg Bancshares was organized as a Subchapter S corporation and the income in the proceeding table has been tax effected at a 34.0% income tax rate.

Note 4 Securities

A summary comparison of securities by type at September 30, 2011 and December 31, 2010 is shown below.

	September 30, 2011				December 31, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Government Treasuries	$30,000	$-	$-	$30,000	$-	$-	$-	$-
U.S. Government Agencies	195,127	354	(42)	195,439	172,958	242	(3,982)	169,218
Corporate debt securities	159,690	6,367	(871)	165,186	138,925	4,804	(1,331)	142,398
Mutual funds or other equity securities	1,250	25	(106)	1,169	1,250	20	(132)	1,138
Municipal bonds	12,592	79	-	12,671	9,388	-	(14)	9,374
Total available for sale securities	$398,659	$6,825	$(1,019)	$404,465	$322,521	$5,066	$(5,459)	$322,128

Held to maturity:
U.S. Government Agencies	$173,834	$851	$(3)	$174,682	$159,833	$-	$(4,507)	$155,326
Total held to maturity securities	$173,834	$851	$(3)	$174,682	$159,833	$-	$(4,507)	$155,326

The scheduled maturities of securities at September 30, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011
(in thousands)	Amortized Cost	Fair Value
Available For Sale:
Due in one year or less	$54,041	$54,311
Due after one year through five years	68,573	70,138
Due after five years through 10 years	142,914	146,541
Over 10 years	133,131	133,475
Total available for sale securities	$398,659	$404,465

Held to Maturity:
Due in one year or less	$-	$-
Due after one year through five years	21,028	21,224
Due after five years through 10 years	79,278	79,687
Over 10 years	73,528	73,771
Total held to maturity securities	$173,834	$174,682

At September 30, 2011 approximately $393.0 million in securities were pledged to secure public fund deposits, and for other purposes required or permitted by law.

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at September 30, 2011.

	Less Than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Government agencies	34,983	42	-	-	34,983	42
Corporate debt securities	20,291	646	1,686	225	21,977	871
Mutual funds or other equity securities	-	-	394	106	394	106
Municipals	-	-	-	-	-	-
Total available for sale securities	$55,274	$688	$2,080	$331	$57,354	$1,019

Held to maturity:
U.S. Government agencies	$1,997	$3	$-	$-	$1,997	$3
Total held to maturity securities	$1,997	$3	$-	$-	$1,997	$3

At September 30, 2011, 96 debt securities and 2 equity securities have gross unrealized losses of $1.0 million or 1.7% of amortized cost. The Company believes that it will collect all amounts contractually due and has the intent and the ability to hold these securities until the fair value is at least equal to the carrying value. The Company had eight U.S. Government agency securities and 82 corporate debt securities that had gross unrealized losses for less than 12 months. The Company had 4 corporate debt securities which have been in a continuous unrealized loss position for 12 months or longer. All securities with unrealized losses greater than 12 months were classified as available for sale totaling $2.1 million. Securities with unrealized losses less than 12 months included $85.3 million classified as available for sale and $2.0 million in held to maturity agency securities.

If it is determined that impairment is other than temporary for an equity security, then an impairment loss shall be recognized in earnings equal to the entire difference between the investment's cost and its fair value at the balance sheet date of the reporting period for which the assessment is made. The fair value of the investment would then become the new amortized cost basis of the investment and is not adjusted for subsequent recoveries in fair value. For debt securities, other than temporary impairment loss is recognized in earnings if the Company is required to sell or is more likely than not to sell the security before recovery of its amortized cost. If the Company is not required to sell the security or does intend to sell the security then the other-than-temporary impairment is separated into the amount representing credit loss and the amount related to all other factors. The amount related to credit loss is recognized in earnings and the amount related to all other factors is recognized in other comprehensive income. The previous amortized cost basis less the other-than-temporary impairment recognized in earnings shall become the new amortized cost basis of the investment. Management evaluates securities for other-than-temporary impairment at least quarterly and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) the recovery of contractual principal and interest and (iv) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, Management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and industry reports.

The amount of investment securities issued by government agencies with unrealized losses and the amount of unrealized losses on those investment securities are primarily the result of market interest rates and illiquidity in the market. The Company has the ability and intent to hold these securities in its current portfolio until recovery, which may be until maturity.

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

The held to maturity portfolio is comprised of government sponsored enterprise securities such as FHLB, FNMA, FHLMC, and FFCB.  The securities have maturities of 15 years or less and the securities are used to collateralize public funds.  As of September 30, 2011 public funds deposits totaled $406.5 million. The Company has maintained public funds in excess of $175.0 million since December 2007.   Management believes that public funds will continue to be a significant part of the Company's deposit base and will need to be collateralized by securities in the investment portfolio.

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

Securities are evaluated for other-than-temporary impairment at least quarterly. The evaluation includes performance indications of the underlying assets in the security, loan to collateral value, third-party guarantees, current levels of subordination, geographic concentrations, industry analysts' reports, sector credit ratings, volatility of the securities fair value, liquidity, leverage and capital ratios, the Company's ability to continue as a going concern. If the company is in bankruptcy, the status and potential outcome is also considered.

The Company believes that the securities with unrealized losses reflect impairment that is temporary and that there are currently no securities with other-than-temporary impairment.

During the first quarter 2011, the Company recorded an impairment write-down on one security of $0.1 million which represents the only loss on impairment year to date.  During 2010, the Company did not record an impairment write-down on its securities.

At September 30, 2011, the Company's exposure to investment securities issuers that exceeded 10% of stockholders’ equity as follows:
	At September 30, 2011
(in thousands)	Amortized Cost	Fair Value
Federal Home Loan Bank (FHLB)	$145,994	$146,449
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	29,988	30,029
Federal National Mortgage Association (Fannie Mae-FNMA)	116,509	116,955
Federal Farm Credit Bank (FFCB)	74,470	74,680
U.S Government Treasuries	30,000	30,000
Total	$396,961	$398,113

Note 5 Loans

The following table summarizes the components of the Company's loan portfolio as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
(in thousands)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$74,829	12.3%	$65,570	11.4%
Farmland	16,092	2.6%	13,337	2.3%
1- 4 Family	87,131	14.4%	73,158	12.7%
Multifamily	18,056	3.0%	14,544	2.5%
Non-farm non-residential	277,611	45.7%	292,809	50.8%
Total Real Estate	$473,719	78.0%	$459,418	79.7%
Non-real Estate:
Agricultural	$24,993	4.1%	$17,361	3.0%
Commercial and industrial	83,027	13.7%	76,590	13.3%
Consumer and other	25,366	4.2%	22,970	4.0%
Total Non-real Estate	$133,386	22.0%	$116,921	20.3%
Total loans before unearned income	$607,105	100.0%	$576,339	100.0%
Less: Unearned income	(604)		(699)
Total loans net of unearned income	$606,501		$575,640

The following table summarizes fixed and floating rate loans by maturity and repricing frequencies as of September 30, 2011 and December 31, 2010:

	September 30, 2011			December 31, 2010
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$110,065	$137,593	$247,658	$67,944	$167,399	$235,343
One to five years	163,417	113,136	276,553	127,401	132,345	259,746
Five to 15 years	3,458	39,882	43,340	2,456	30,953	33,409
Over 15 years	8,403	6,308	14,711	9,735	9,388	19,123
Subtotal	$285,343	$296,919	$582,262	$207,536	$340,085	$547,621
Nonaccrual loans			24,843			28,718
Total loans before unearned income			$607,105			$576,339
Less: Unearned income			(604)			(699)
Total loans net of unearned income			$606,501			$575,640

The majority of floating rate loans have interest rate floors. As of September 30, 2011, $262.5 million of these loans were at the floor rate. Nonaccrual loans have been excluded from the calculation.

The following tables present the age analysis of past due loans at September 30, 2011 and December 31, 2010:

	As of September 30, 2011
(in thousands)	30-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$1,522	$2,770	$4,292	$70,537	$74,829	$-
Farmland	33	257	290	15,802	16,092	125
1 - 4 family	2,843	4,493	7,336	79,795	87,131	494
Multifamily	-	-	-	18,056	18,056	-
Non-farm non-residential	3,369	15,452	18,821	258,790	277,611	-
Total Real Estate	$7,767	$22,972	$30,739	$442,980	$473,719	$619
Non-Real Estate:
Agricultural	$41	$507	$548	$24,445	$24,993	$-
Commercial and industrial	129	1,965	2,094	80,933	83,027	-
Consumer and other	298	18	316	25,050	25,366	-
Total Non-Real Estate	$468	$2,490	$2,958	$130,428	$133,386	$-
Total loans before unearned income	$8,235	$25,462	$33,697	$573,408	$607,105	$619
Less: unearned income					(604)
Total loans net of unearned income					$606,501

	As of December 31, 2010
(in thousands)	30-89 Days Past Due	Greater Than 90 Days	Total Past Due		Current	Total Loans	Recorded Investment 90 Days Accruing
Real estate:
Construction & land development	$1,574	$3,383	$,	4,957	$60,613	$65,570	$-
Farmland	41	-		41	13,296	13,337	-
1 - 4 family	4,742	3,189		7,931	65,227	73,158	1,663
Multifamily	5,781	1,357		7,138	7,406	14,544	-
Non-farm non-residential	7,960	21,944		29,904	262,905	292,809	-
Total Real Estate	$20,098	$29,873		$49,971	$409,447	$459,418	$1,663
Non-Real Estate:
Agricultural	$333	$446		$779	$16,582	$17,361	$-
Commercial and industrial	1,203	76		1,279	75,311	76,590	-
Consumer and other	287	42		329	22,641	22,970	10
Total Non-Real Estate	$1,823	$564		$2,387	$114,534	$116,921	$10
Total loans before unearned income	$21,921	$30,437		$52,358	$523,981	$576,339	$1,673
Less: unearned income						(699)
Total loans net of unearned income						$575,640

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

The following is a summary of non-accrual loans by class:

(in thousands)	As of September 30, 2011	As of December 31, 2010
Real Estate:
Construction & land development	$2,770	$3,383
Farmland	132	-
1 - 4 family	3,999	1,480
Multifamily	-	1,357
Non-farm non-residential	15,452	21,944
Total Real Estate	$22,353	$28,164
Non-real Estate:
Agricultural	$507	$446
Commercial and industrial	1,965	76
Consumer and other	18	32
Total Non-Real Estate	$2,490	$554
Total Non-Accrual Loans	$24,843	$28,718

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

The following table identifies the Credit Exposure of the Loan Portfolio by specific credit ratings:

Corporate Credit Exposure	As of September 30, 2011					As of December 31, 2010
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Construction & land development	$66,221	$425	$8,183	$-	$74,829	$55,228	$249	$10,093	$-	$65,570
Farmland	16,000	-	92	-	16,092	13,296	-	41	-	13,337
1 - 4 family	78,183	1,811	7,137	-	87,131	60,870	4,172	8,116	-	73,158
Multifamily	10,687	-	7,369	-	18,056	8,763	-	5,781	-	14,544
Non-farm non-residential	243,567	3,096	30,948	-	277,611	258,740	141	33,928	-	292,809
Total real estate	$414,658	$5,332	$53,729	$-	$473,719	$396,897	$4,562	$57,959	$-	$459,418
Non-Real Estate:
Agricultural	$24,947	$-	$46	$-	$24,993	$17,361	$-	$-	$-	$17,361
Commercial and industrial	79,084	97	3,846	-	83,027	73,686	13	2,891	-	76,590
Consumer and other	25,265	55	46	-	25,366	22,845	32	93	-	22,970
Total Non-Real Estate	$129,296	$152	$3,938	$-	$133,386	$113,892	$45	$2,984	$-	$116,921
Total loans before unearned income	$543,954	$5,484	$57,667	$-	$607,105	$510,789	$4,607	$60,943	$-	$576,339
Less: unearned income					(604)					(699)
Total loans net of unearned income					$606,501					$575,640

ASC 310-30 Loans

The Company has loans that were acquired through the acquisition of  Bank of Greensburg, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that all contractually required payments would not be collected. These loans are subject to ASC Topic 310-30. The carrying amount of those loans is included in the balance sheet amounts of loans receivable at September 30, 2011. The amounts of loans subject to ASC Topic 310-30 at September 30, 2011 are as follows:

	September 30, 2011
(in thousands)	Contractual Amount	Carrying Value
Real Estate:
Construction & land development	$919	$645
Farmland	85	46
1 - 4 family	1,205	864
Multifamily	-
Non-farm non-residential	348	348
Total real esate	$2,557	$1,903
Non-real Estate:
Agricultural	$-	$-
Commercial and industrial	-	-
Consumer and other	-	-
Total Non-Real Estate	$-	$-
Total	$2,557	$1,903

There have been no additional provisions made to the allowance for loan losses subsequent to acquisition of these loans. The loans acquired in the acquisition of  Bank of Greensburg, that are within the scope of Topic ASC 310-30, are not accounted for using the income recognition model of the Topic because the Company cannot reasonably estimate cash flows expected to be collected.

Note 6. Allowance for Loan Losses

The allowance for loan losses is reviewed by the Company's management on a monthly basis and additions thereto are recorded pursuant to the results of such reviews. In assessing the allowance, several internal and external factors that might impact the performance of individual loans are considered. These factors include, but are not limited to, economic conditions and their impact upon borrowers' ability to repay loans, respective industry trends, borrower estimates and independent appraisals. Periodic changes in these factors impact the assessment of each loan and its overall impact on the allowance for loan losses.

The monitoring of credit risk also extends to unfunded credit commitments, such as unused commercial credit lines and letters of credit. A reserve is established as needed for estimates of probable losses on such commitments.

A summary of changes in the allowance for loan losses, by portfolio type, for the nine months ended September 30, 2011 is as follows:

	As of September 30, 2011
	Real Estate Loans:					Non-Real Estate Loans:
(in thousands)	Construction and Land Development	Farmland	1-4 Family	Multi-family	Non-farm non-residential	Agricultural	Commercial and Industrial	Consumer and other	Unallocated	Total
Allowance for Credit Losses:
Beginning balance (12/31/10)	$977	$46	$1,891	$487	$3,423	$80	$510	$390	$513	$8,317
Charge-offs	(935)	-	(1,233)	-	(3,790)	(20)	(1,596)	(486)	-	(8,060)
Recoveries	1	-	95	-	12	3	319	145	17	592
Provision	410	15	815	47	2,833	126	2,790	220	(401)	6,855
Ending Balance	$453	$61	$1,568	$534	$2,478	$189	$2,023	$269	$129	$7,704

	As of September 30, 2010
	Real Estate Loans:					Non-Real Estate Loans:
(in thousands)	Construction and Land Development	Farmland	1-4 Family	Multi-family	Non-farm non-residential	Agricultural	Commercial and Industrial	Consumer and other	Unallocated	Total
Allowance for Credit Losses:
Beginning balance (12/31/09)	$1,176	$56	$2,466	$128	$2,727	$82	$1,031	$246	$7	$7,919
Charge-offs	(5)	-	(1,062)	-	(138)	-	(1,525)	(356)	-	(3,086)
Recoveries	1	-	10	-	1	-	114	109	-	235
Provision	4	(10)	534	(18)	449	37	1,070	300	140	2,506
Ending Balance	$1,176	$46	$1,948	$110	$3,039	$119	$690	$299	$147	$7,574

	As of September 30, 2011
	Real Estate Loans:					Non-Real Estate Loans:
(in thousands)	Construction and Land Development	Farmland	1-4 Family	Multi-family	Non-farm non-residential	Agricultural	Commercial and Industrial	Consumer and other	Unallocated	Total
Allowance at September 30, 2011	$453	$61	$1,568	$534	$2,478	$189	$2,023	$269	$129	$7,704
Individually evaluated for impairment	$110	$-	$227	$471	$1,051	$-	$-	$-	$-	$1,859
Collectively evaluated for impairment	$343	$61	$1,341	$63	$1,427	$189	$2,023	$269	$129	$5,845

Loans at September 30, 2011 (before unearned income)	$74,829	$16,092	$87,131	$18,056	$277,611	$24,993	$83,027	$25,366	$-	$607,105
Loans individually evaluated for impairment	$7,804	$-	$3,401	$7,369	$29,360	$-	$1,033	$-	$-	$48,967
Loans collectively evaluated for impairment	$67,025	$16,092	$83,730	$10,687	$248,251	$24,993	$81,994	$25,366	$-	$558,138

	As of December 31, 2010
	Real Estate Loans:					Non-Real Estate Loans:
(in thousands)	Construction and Land Development	Farmland	1-4 Family	Multi-family	Non-farm non-residential	Agricultural	Commercial and Industrial	Consumer and other	Unallocated	Total
Allowance at December 31, 2010	$977	$46	$1,891	$487	$3,423	$80	$510	$390	$513	$8,317
Individually evaluated for impairment	$323	$-	$726	$179	$1,901	$-	$408	$-	$-	$3,537
Collectively evaluated for impairment	$654	$46	$1,165	$308	$1,522	$80	$102	$390	$513	$4,780

Loans at December 31, 2010 (before unearned income)	$65,570	$13,337	$73,158	$14,544	$292,809	$17,361	$76,590	$22,970	$-	$576,339
Loans individually evaluated for impairment	$6,222	$-	$4,450	$7,138	$35,931	$-	$2,735	$-	$-	$56,476
Loans collectively evaluated for impairment	$59,348	$13,337	$68,708	$7,406	$256,878	$17,361	$73,855	$22,970	$-	$519,863

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

The following is a summary of impaired loans by class:

	As of September 30, 2011
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real estate:
Construction & land development	$-	$-	$-	$166	$174	$49
Farmland	-	-	-	-	-	-
1 - 4 family	902	1,192	-	2,218	266	33
Multifamily	-	-	-	-	-	-
Non-farm non-residential	4,885	7,349	-	8,274	929	349
Total Real Estate	$5,787	$8,541	$-	$10,658	$1,369	$431
Non-Real Estate:
Agricultural	$-	$-	$-	$-	$-	$-
Commercial and industrial	1,034	2,503	-	2,540	127	78
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	$1,034	$2,503	$-	$2,540	$127	$78
Total Impaired Loans with no related allowance	$6,821	$11,044	$-	$13,198	$1,496	$509

Impaired Loans with an allowance recorded:
Real estate:
Construction & land development	$7,803	$8,938	$110	$7,431	$310	$298
Farmland	-	-	-	-	-	-
1 - 4 family	2,499	2,631	227	577	66	42
Multifamily	7,369	7,369	471	5,952	38	262
Non-farm non-residential	24,475	25,422	1,051	20,311	804	651
Total real estate	$42,146	$44,360	$1,859	$34,271	$1,218	$1,253
Non-Real Estate:
Agricultural	$-	$-	$-	$-	$-	$-
Commercial and industrial	-	-	-	686	283	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	$-	$-	$-	$686	$283	$-
Total Impaired Loans with an allowance recorded	$42,146	$44,360	$1,859	$34,957	$1,501	$1,253

Total Impaired Loans	$48,967	$55,404	$1,859	$48,155	$2,997	$1,762

The following is a summary of impaired loans by class:

	As of December 31, 2010
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real estate:
Construction & land development	$4,105	$5,380	$-	$5,532	$324	$345
Farmland	-	-	-	-	-	-
1 - 4 family	53	684	-	2,576	204	18
Multifamily	-	-	-	-	-	-
Non-farm non-residential	4,555	4,555	-	3,331	202	83
Total Real Estate	$8,713	$10,619	$-	$11,439	$730	$446
Non-Real Estate:
Agricultural	$-	$-	$-	$-	$-	$-
Commercial and industrial	-	-	-	425	37	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	$-	$-	$-	$425	$37	$-
Total Impaired Loans with no related allowance	$8,713	$10,619	$-	$11,864	$767	$446

Impaired Loans with an allowance recorded:
Real estate:
Construction & land development	$2,117	$2,117	$323	$2,557	$247	$85
Farmland	-	-	-	-	-	-
1 - 4 family	4,397	4,397	726	1,490	103	55
Multifamily	7,138	7,138	179	5,896	318	287
Non-farm non-residential	31,376	31,376	1,901	13,655	853	364
Total real estate	$45,028	$45,028	$3,129	$23,598	$1,521	$791
Non-Real Estate:
Agricultural	$-	$-	$-	$-	$-	$-
Commercial and industrial	2,735	2,735	408	1,632	114	67
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	$2,735	$2,735	$408	$1,632	$114	$67
Total Impaired Loans with an allowance recorded	$47,763	$47,763	$3,537	$25,230	$1,635	$858

Total Impaired Loans	$56,476	$58,382	$3,537	$37,094	$2,402	$1,304

A Troubled Debt Restructuring ("TDR") is considered such if the creditor for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. The modifications to the Company's TDRs were concessions on the interest rate charged.  The effect of the modifications to the Company was a reduction in interest income.  These loans still have an allocated reserve in the Company's reserve for loan losses. The following table identifies the Troubled Debt Restructurings as of September 30, 2011 and December 31, 2010:

Troubled Debt Restructurings	September 30, 2011			December 31, 2010
(in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real Estate:
Construction & land development	5	$2,837	$2,837	3	$2,602	$2,602
Farmland	-	-	-	-	-	-
1-4 Family	1	1,693	1,693	-	-	-
Multifamily	1	6,018	6,018	-	-	-
Non-farm non residential	4	6,939	6,939	4	6,933	6,780
Total real estate	11	$17,487	$17,487	7	$9,535	$9,382
Non-Real Estate:
Agricultural	-	$-	$-	-	$-	$-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	-	$-	$-	-	$-	$-
Total	11	$17,487	$17,487	7	$9,535	$9,382

As of September 30, 2011 and December 31, 2010, respectively, none of the Company's TDRs had subsequently defaulted after concessions were granted.

Note 7. Other Real Estate (ORE)

Other real estate owned consists of the following:

(in thousands)	September 30, 2011	December 31, 2010
Real Estate Owned Acquired by Foreclosure:
Residential	$1,407	$232
Construction & land development	1,387	231
Non-farm non-residential	4,157	114
Other foreclosed property	-	-
Real Estate Acquired for Development or Resale	-	-
Total Other Real Estate Owned and Foreclosed Property	$6,951	$577

Note 8. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives. Goodwill at September 30, 2011 was $2.0 million and was acquired in the Homestead Bank acquisition in 2007.  No impairment charges have been recognized since the acquisition. Mortgage servicing rights were relatively unchanged since December 31, 2010, totaling $0.2 million at September 30, 2011. Other intangible assets recorded include core deposit intangibles, which are subject to amortization. The core deposits reflect the value of deposit relationships, including the beneficial rates, which arose from the purchase of other financial institutions and the purchase of various banking center locations from one single financial institution.

Note 9. Commitments and Contingencies

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

Set forth below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at September 30, 2011 and December 31, 2010:

Contract Amount
(in thousands)	September 30, 2011	December 31, 2010
Commitments to Extend Credit	$31,078	$20,561
Unfunded Commitments under lines of credit	$58,718	$74,643
Commercial and Standby letters of credit	$6,745	$5,681

Note 10. Preferred Stock

On September 22, 2011, the Company redeemed all 2,069.9 Preferred Series A and all 103 Preferred Series B shares to exit the U.S. Treasury’s Capital Purchase Program.

The repurchase price of the Preferred Series A shares included its carrying value of $20,030,051 plus an unaccreted discount of $668,949 for a total of $20,699,000. The repurchase price of the Preferred Series B shares included its carrying value of $1,098,960 less an unamortized premium of $68,960 for a total of $1,030,000. The unaccreted premium and unamortized discount resulted in a $599,989 deemed dividend which reduces the net income available to common shareholders.

The total repurchase of the Preferred Series A and B shares includes $21,729,000 carrying value and the deemed dividend, plus a prorated cash dividend of $115,897 for a total of $21,844,897.

The Company redeemed the Preferred Series A and B shares with a portion of the $39,435,000 of proceeds received in exchange for issuing 39,435 Preferred Series C shares to the U.S. Treasury as a participant in the Small Business Lending Fund program. The Preferred Series C shares will receive quarterly dividends and the initial dividend rate will be 5.00%. The rate can fluctuate between 1.00% and 5.00% during the next nine quarters and is a function of the growth in qualified small business loans each quarter. If lending to qualified small businesses has not increased at the end of the eighth quarter, post funding, the dividend rate will increase to 7.00% in the tenth quarter. The dividend rate after 4.5 years will increase to 9.00% if the Preferred Series C shares have not been repurchased by that time.

Note 11. Fair Value

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets.  If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified Level 3 in the Company's portfolio as of September 30, 2011 includes municipal bonds from two local municipalities and a preferred equity security.

Impaired loans. Loans are measured for impairment using the methods permitted by ASC Topic 310. Fair value of impaired loans is measured by either the loans obtainable market price, if available (Level 1), the fair value of the collateral if the loan is collateral dependent (Level 2), or the present value of expected future cash flows, discounted at the loan's effective interest rate (Level 3). Fair value of the collateral is determined by appraisals or by independent valuation.

Other real estate owned. Properties are recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values of other real estate owned ("OREO") at September 30, 2011 are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement or amounts commonly used in real estate transactions. Inputs include appraisal values on the properties or recent sales activity for similar assets in the property’s market, and thus OREO measured at fair value would be classified within Level 2 of the hierarchy.

Certain non-financial assets and non-financial liabilities are measured at fair value on a non-recurring basis including assets and liabilities related to reporting units measured at fair value in the testing of goodwill impairment, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	September 30, 2011	December 31, 2010
Securities available for sale measured at fair value	$404,465	$322,128
Fair Value Measurements Using:
Quoted Prices in Active Markets For Identical Assets (Level 1)	$93,198	$14,374
Significant Other Observable Inputs (Level 2)	$298,104	$299,366
Significant Unoberservable Inputs (Level 3)	$13,163	$8,388

The Company's valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes the methodologies used are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value.  The change in level 3 securities available for sale was due to the acquisition of Bank of Greensburg's municipal securities totaling $3.1 million, and the purchase of a preferred equity security in the amount of $2.0 million.

Gains and losses on securities (realized and unrealized) included in earnings (or changes in net assets) for the first nine months of 2011 on a recurring basis are reported in noninterest income or other comprehensive income as follows:
(in thousands)	Noninterest Income	Other Comprehensive Income
Total gains included in earnings (or changes in net assets)	$3,102
Impairment loss	$(97)
Changes in unrealized gains (losses) relating to assets still held at September 30, 2011		$4,091

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of September 30, 2011, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At September 30, 2011	At December 31, 2010
Impaired loans measured at fair value	$42,146	$47,763
Fair Value Measurements Using:
Quoted Prices in Active Markets For Identical Assets (Level 1)	$-	$-
Significant Other Observable Inputs (Level 2)	$6,863	$30,364
Significant Unoberservable Inputs (Level 3)	$35,283	$17,399

Other real estate owned measured at fair value	$6,958	$577
Fair Value Measurements Using:
Quoted Prices in Active Markets For Identical Assets (Level 1)	$-	$-
Significant Other Observable Inputs (Level 2)	$6,958	$577
Significant Unoberservable Inputs (Level 3)	$-	$-

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

The Company has chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States, and as such has not included any gains or losses in earnings for the nine months ended September 30, 2011.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis is intended to highlight the significant factors affecting the Company's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data for the nine months ended September 30, 2011 and 2010 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly the Company's financial position and results of operations for such periods.

First Guaranty Bancshares, Inc. is a bank holding company headquartered in Hammond, LA with one wholly owned subsidiary, First Guaranty Bank.  First Guaranty Bank is a Louisiana state chartered commercial bank with 20 full-service banking facilities and one drive-up only facility, located throughout southeast, southwest and north Louisiana.  Our recently completed merger with Greensburg Bancshares brought three new branch locations in Montpelier, Greensburg and Watson, LA and increases the Company's market share in Kentwood, LA.  The Company emphasizes personal relationships and localized decision making to ensure that products and services are matched to customer needs.  The Company competes for business principally on the basis of personal service to customers, customer access to officers and directors and competitive interest rates and fees.

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

Third Quarter and Nine months Financial Overview 2011

Financial highlights for the third quarter and nine months of 2011 and 2010 are as follows:

●	Net income for the third quarter of 2011 and 2010 was $2.2 million and $2.9 million respectively. Net income for the nine months ending September 30, 2011 was $7.0 million compared to $8.8 million for the nine months ended September 30, 2010. Net income to common shareholders after preferred stock dividends was $1.4 million and $2.5 million for the third quarter of 2011 and 2010, with earnings per common share of $0.24 and $0.46 respectively. Net income to common shareholders after preferred stock dividends was $5.5 million and $7.8 million for the nine months ending 2011 and 2010, with earnings per common share of $0.98 and $1.41 respectively. The decrease in net income for 2011 was primarily the result of increases in loan loss provisions.

●	On July 1, 2011 the Company completed the acquisition of Greensburg Bancshares, Inc and its wholly owned subsidiary the Bank of Greensburg. This acquisition added four branches, $78.0 million in deposits and $63.0 million in loans.

●	Net interest income for the third quarter of 2011 was $10.1 million which was an increase from the same period in 2010 of $0.5 million. Net interest income for the nine months ending September 30, 2011 was $29.1 million compared to $28.4 million for the same period in 2010. The net interest margin was 3.34% for the first nine months of 2011 and 4.09% for the same period in 2010.

●	The provision for loan losses for the third quarter of 2011 was $3.5 million compared to $1.2 million for the third quarter of 2010. The provision for loan loss for the nine months ending September 30, 2011 was $6.9 million compared to $2.5 million for the nine months ending September 30, 2010.

●	Total assets at September 30, 2011 were $1.3 billion, an increase of $179.4 million or 15.8% when compared to $1.1 billion at December 31, 2010. The increase in assets came from the Greensburg acquisition and organic deposit growth that was primarily invested in securities.

●	Investment securities totaled $578.3 million at September 30, 2011, an increase of $96.3 million when compared to $482.0 million at December 31, 2010. At September 30, 2011, available for sale securities, at fair value, totaled $404.5 million, an increase of $82.3 million when compared to $322.1 million at December 31, 2010. At September 30, 2011, held to maturity securities, at amortized cost, totaled $173.8 million, an increase of $14.0 million when compared to $159.8 million at December 31, 2010.

●	The net loan portfolio at September 30, 2011 totaled $598.8 million, a net increase of $31.5 million from the December 31, 2010 net loan portfolio of $567.3 million. Net loans are reduced by the allowance for loan losses which totaled $7.7 million for September 30, 2011 and $8.3 million for December 31, 2010. Total loans net of unearned income were $606.5 million for September 30, 2011 compared to $575.6 million for December 31, 2010.

●	Nonperforming assets at September 30, 2011 were $32.4 million, an increase of $1.4 million compared to $31.0 million at December 31, 2010. The September 30, 2011 total includes $4.4 million in non-accrual loans and $2.3 million in OREO acquired in the Greensburg acquisition.

●	Total deposits were $1.2 billion at September 30, 2011, an increase of $164.7 million or 16.4% in the first nine months of 2011 compared to December 31, 2010, and includes $78.0 million assumed in the Greensburg acquisition.

●
Return on average assets for the three months ending September 30, 2011 and September 30, 2010 was 0.67% and 1.16% respectively.  Return on average assets for the nine months ended September 30, 2011 and September 30, 2010 was 0.77% and 1.19% respectively.  Return on average common equity for the three months ending September 30, 2011 and September 30, 2010 was 6.40% and 12.84% respectively.   Return on average common shareholders’ equity for the nine months ended September 30, 2011 and September 30, 2010 was 9.16% and 13.37% respectively.  Return on average assets is calculated by dividing annualized net income before preferred dividends by average assets.  Return on common shareholders’ equity is calculated by dividing net earnings applicable to common shareholders by average common shareholders’ equity.

●	Book value per common share was $15.19 as of September 30, 2011 compared to $14.88 as of September 30, 2010. Book value per share was $13.84 for December 31, 2010.

●	The Company's Board of Directors declared cash dividends of $0.16 per common share in the third quarter of 2011 and 2010. Declared cash dividends for the nine months ended September 30, 2011 and 2010 were $0.48 per common share.

●
On September 22, 2011, the Company received $39.4 million in funds under the U.S. Treasury's Small Business Lending Fund ("SBLF") program.   A portion of the funds from the SBLF were used to redeem the Company's Series A Preferred Stock issued to the Treasury under the CPP.  The dividend rate on the shares of the preferred stock issued in connection with the SBLF will be dependent on the Company's volume of qualified small business loans.

Financial Condition

Changes in Financial Condition from December 31, 2010 to September 30, 2011

General.

Total assets as of September 30, 2011 were $1.3 billion, an increase of $179.4 million or 15.8% when compared to $1.1 billion at December 31, 2010. The increase in assets primarily reflect assets obtained in the Greensburg acquisition, as well as increases in the Company's investment in government and corporate debt securities.

Investment Securities.

Investment securities at September 30, 2011 totaled $578.3 million, an increase of $96.3 million when compared to $482.0 million at December 31, 2010.  The investment portfolio consisted of available for sale securities at their fair market value total of $404.5 million and held to maturity securities at amortized cost total of $173.8 million.

The securities portfolio consisted principally of U.S. Government agency securities, corporate debt securities and municipal bonds. The securities portfolio provides the Company with a relatively stable source of income and provides a balance to interest rate and credit risks as compared to other categories of assets.  The Company continues to expand its holding of securities as loan demand decreases.  Management monitors the securities portfolio for both credit and interest rate risk.  The Company generally limits the purchase of corporate securities to individual issuers to manage concentration and credit risk. Corporate securities generally have a maturity of 10 years or less.  Government agency securities generally have maturities of 15 years or less. Corporate securities held at fair value totaled $159.7 million at September 30, 2011.  U.S. Government Agency securities that were held at fair value were $195.4 million at September 30, 2011. Agency securities that were held for maturity and carried at amortized cost totaled $173.8 million at September 30, 2011. The fair value of held to maturity Agency securities was $174.7 million at September 30, 2011.

At September 30, 2011, $54.0 million or 9.4% of the securities portfolio was scheduled to mature in less than one year. Securities with maturity dates over 10 years totaled $207.0 million or 35.8% of the total portfolio. The average maturity of the securities portfolio was 7 years.  The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates.

As of September 30, 2011, certain investment securities totaling $2.1 million had continuous unrealized loss positions for more than 12 months with unrealized losses totaling $0.3 million. These securities in an unrealized loss position for a period longer than 12 months included $1.7 million in corporate debt and $0.4 million in an equity security. At September 30, 2011, 15 securities were graded below investment grade with a total book value of $3.6 million.  Non-investment grade securities represent approximately 0.6% of the Company's total investment portfolio.  All of the non-investment grade securities referenced above were initially investment grade and have been downgraded since purchase. The non-investment grade securities are monitored by management.

Average securities as a percentage of average interest-earning assets were 46.2% for the nine month period ended September 30, 2011 and 34.1% for the same period in 2010. At September 30, 2011, the U.S Government agency securities and municipal bonds qualified as securities pledgeable to collateralize repurchase agreements and public funds. Securities pledged at September 30, 2011 totaled $393.0 million and $271.5 million at December 31, 2010.  See Note 4 of the Notes to Consolidated Financial Statements for more information on investment securities.

Loans.

Net loans accounted for 45.6% of total assets at September 30, 2011, a 4.5% decrease when compared to 50.1% at December 31, 2010. There are no significant concentrations of credit to any individual borrower. As of September 30, 2011, 78.0% of our loan portfolio was secured primarily or secondarily by real estate. The largest portion of our loan portfolio, at 45.7%, is non-farm non-residential loans secured by real estate.

The net loan portfolio at September 30, 2011 totaled $598.8 million, a net increase of $31.5 million from the December 31, 2010 net loan portfolio of $567.3 million.  The net increase in loans was due to the acquisition of loans from Greensburg.  Greensburg loans acquired on July 1, 2011 were $63.8 million.  Without the acquisition of Greensburg, the Company's loans would have decreased $32.3 million from December 31, 2010 to September 30, 2011.  Net loans are reduced by the allowance for loan losses which totaled $7.7 million for September 30, 2011 and $8.3 million for December 31, 2010. Total loans include $13.2 million in syndicated loans acquired by assignment. Syndicated loans meet the same underwriting criteria used when making in-house loans.  Loan charge-offs totaled $8.1 million during the first nine months of 2011, compared to $3.1 million during the same period of 2010.  Recoveries totaled $0.6 million during the first nine months of 2011 and $0.2 million during the first nine months of 2010.  See Note 5 of the Notes to Consolidated Financial Statements for more information on loans and Note 6 for information on the allowance for loan losses.

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

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

(in thousands)	September 30, 2011	December 31, 2010
Non-accrual loans:
Real Estate:
Construction and land development	$2,770	$3,383
Farmland	132	-
1 - 4 family residential	3,999	1,480
Multifamily	-	1,357
Non-farm non-residential	15,452	21,944
Total Real Estate	$22,353	$28,164
Non-Real Estate:
Agricultural	$507	$446
Commercial and industrial	1,965	76
Consumer and other	18	32
Total Non-Real Estate	$2,490	$554
Total non-accrual loans	$24,843	$28,718

Loans 90 days and greater delinquent & accruing:
Real Estate:
Construction and land development	$-	$-
Farmland	125	-
1 - 4 family residential	494	1,663
Multifamily	-	-
Non-farm non-residential	-	-
Total Real Estate	$619	$1,663
Non-Real Estate:
Agricultural	$-	$-
Commercial and industrial	-	-
Consumer and other	-	10
Total Non-Real Estate	$-	$10
Total loans 90 days and greater delinquent & accruing	$619	$1,673

Total non-performing loans	$25,462	$30,391

Real Estate Owned:
Real Estate Loans:
Construction and land development	$1,387	$231
Farmland	-	-
1 - 4 family residential	1,407	232
Multifamily	-	-
Non-farm non-residential	4,157	114
Total Real Estate	$6,951	$577
Non-Real Estate Loans:
Agricultural	$-	$-
Commercial and industrial	-	-
Consumer and other	-	-
Total Non-Real Estate	$-	$-
Total Real Estate Owned	$6,951	$577

Total non-performing assets	$32,413	$30,968

Restructured Loans in compliance with modified terms	$17,487	$9,535

Nonperforming assets totaled $32.4 million or 2.5% of total assets at September 30, 2011, an increase of $1.4 million from December 31, 2010. Management has not identified additional information on any loans not already included in impaired loans or the nonperforming asset total that indicates possible credit problems that could cause doubt as to the ability of borrowers to comply with the loan repayment terms in the future.

Nonperforming assets includes $4.4 million in acquired non-accrual loans and $2.3 million in acquired OREO from Greensburg Bancshares.

Nonperforming assets without those assets acquired by Greensburg totaled $25.8 million at September 30, 2011, a decline of $5.2 million from December 31, 2010.

Non-accrual loans totaled $24.8 million as of September 30, 2011.  The nonaccrual loan balance is concentrated in five credit relationships that total approximately $13.9 million or 56.0% of the nonaccrual balance.  This nonaccrual loan total includes approximately $3.8 million in a participation loan secured by a hotel, $4.8 million secured by two motels, $2.7 million secured by an entertainment complex, $1.7 million secured by equipment and real estate, and $0.9 million secured by a personal residence.

Non-accrual loans decreased in aggregate $3.9 million from December 31, 2010 to September 30, 2011. The decrease was a combination of loans returning to accrual status, the foreclosure of several loans whose collateral was moved to other real estate owned and charge-offs of losses.  The largest credit relationship that returned to accrual status in the first quarter was an $8.6 million loan secured by a climate controlled warehouse and a commercial building.  The largest credit that was partially charged off by $1.5 million in the third quarter was secured by two motels.

Construction and land development nonaccrual loans decreased by $0.6 million from $3.4 million to $2.8 million.

One-to-four family residential nonaccrual loans increased $2.5 million primarily due to one loan relationship totaling $0.9 million and several smaller loans many of which were acquired from the purchase of Greensburg.

Multifamily non-accrual loans decreased by $1.4 million in the first nine months of 2011.  The decrease was concentrated in one relationship that was secured by a condominium complex.  Due to an extended probate process that resulted from the death of a guarantor, the loan went into nonaccrual during the fourth quarter of 2010.  The loan returned to accrual status in the first quarter of 2011.

Non-farm non-residential nonaccrual decreased $6.5 million from December 31, 2010 to September 30, 2011.  The decrease in this category was due in part to the previously mentioned relationship secured by a climate controlled warehouse that returned to accrual status in the first quarter of 2011.  The decrease was also the result of a partial charge off for $1.5 million for a loan secured by two motels.  In addition, the collateral for several loans was moved into other real estate owned.

Commercial and industrial non-accrual loans increased by $1.9 million principally due to the addition of three loans secured primarily by equipment and accounts receivables.

Other Real Estate Owned (OREO) totaled approximately $7.0 million as of September 30, 2011.  OREO is composed of several one to four family residential properties totaling $1.4 million, construction and land development lots of approximately $1.4 million, and commercial properties totaling $4.2 million.  Out of this total, approximately $0.8 million of the construction and land development properties, $1.0 million of the one-to-four family properties, and $0.5 million of the commercial properties were acquired with the acquisition of the Bank of Greensburg.

Restructured loans totaled $17.5 million as of September 30, 2011.  Restructured loans were concentrated in four credit relationships.  The largest credit relationship for $8.7 million is secured by commercial real estate and land development properties.  The second largest credit relationship for $6.0 million is secured by an apartment complex.  The third restructured loan of $0.7 million is secured by real estate and equipment.  The fourth credit relationship of $1.6 million was secured by a large single family residence which become a restructured loan in the third quarter of 2011.  The modifications were concessions on the interest rate charged for these loans.  The effect of the modifications to the Company was a reduction in interest income. These loans still have an allocated reserve in the Company's reserve for loan losses.

Impaired loans totaled $48.9 million as of September 30, 2011.  Impaired loans with a valuation allowance totaled $42.1 million and impaired loans without a valuation allowance totaled $6.8 million.  Included in the impaired loan total were $17.4 million in restructured loans that are performing under their new terms.  For more information, see Note 6 to Consolidated Financial Statements.

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

Provisions made pursuant to these processes totaled $6.9 million in the first nine months of 2011 as compared to $2.5 million for the same period in 2010. The provisions made in the first nine months of 2011 were taken to provide for current loan losses and to maintain the allowance at an adequate level commensurate with Management’s evaluation of the risks inherent in the loan portfolio. Total charge-offs were $8.1 million for first nine months of 2011 as compared to $3.1 million for the same period in 2010.  Recoveries totaled $0.6 million during the first nine months of 2011 and $0.2 million during the first nine months of 2010.

Charged-off real estate construction and land development loans totaled $0.9 million for the first nine months of 2011.  There were no charged-off farmland loans in the first nine months of 2011. Charged-off 1-4 family residential loans totaled $1.2 million for the first nine months of 2011. There were no charged-off multifamily loans in the first nine months of 2011. Charged off non-farm non-residential loans totaled $3.8 million in the first nine months of 2011. Included in the non-farm non-residential charge offs was a $1.5 million charge off for a loan secured by two motels.  Charged-off agricultural loans totaled less than $0.1 million in the first nine months of 2011.  Charged off commercial and industrial loans totaled $1.6 million for the first nine months of 2011.  Charged-off consumer loans and credit cards totaled $0.5 million for the first nine months of 2011. For more information, see Note 6 to Consolidated Financial Statements.

Included in the $1.5 million in charge-offs in the commercial and industrial loan category was one credit relationship for $1.4 million that was charged off in the second quarter of 2011.  The credit relationship was primarily secured by accounts receivables that were determined by the Company to be fraudulent.  The Company is currently pursuing recourse against the guarantor.

All accrued but uncollected interest related to a loan is deducted from income in the period the loan is assigned a non-accrual status. During the period a loan is in non-accrual status, any cash receipts are first applied to the principal balance. Once the principal balance has been fully recovered, any residual amounts are applied to expenses resulting from the collection of the payment and to the recovery of any reversed interest income and interest income that would have been due had the loan not been placed on non-accrual status. As of September 30, 2011 and December 31, 2010 the Company had loans totaling $24.8 million and $28.7 million, respectively, on which the accrual of interest had been discontinued. The allowance for loan losses at September 30, 2011 was $7.7 million or 1.3% of total loans and 30.3% of nonperforming loans.  The portion of the allowance for loan losses associated with troubled debt restructuring loans was $0.3 million or 4.5% of total reserve. See Note 5  and Note 6 of the Notes to Consolidated Financial Statements for more information on loans and the allowance for loan losses.

Other information relating to loans, the allowance for loan losses and other pertinent statistics follows.

(in thousands)	September 30, 2011	September 30, 2010
Loans:
Average outstanding balance	$580,478	$606,163
Balance at end of period	$606,501	$607,516

Allowance for Loan Losses:
Balance at beginning of year	$8,317	$7,919
Provision charged to expense	6,855	2,506
Loans charged-off	(8,060)	(3,086)
Recoveries	592	235
Balance at end of period	$7,704	$7,574

Deposits.

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. In this regard, management regularly assesses our funding needs, deposit pricing and interest rate outlooks. From December 31, 2010 to September 30, 2011, total deposits increased $164.7 million, or 16.4%, to $1.2 billion at September 30, 2011.  A portion of the increase in deposits was $78.0 million assumed in the acquisition of Greensburg.   Noninterest-bearing demand deposits increased $30.5 million from December 31, 2010 to September 30, 2011. Interest-bearing demand deposits increased by $61.8 million when comparing September 30, 2011 to December 31, 2010. Time deposits increased $62.3 million, or 9.8% to $700.0 million at September 30, 2011, compared to $637.7 million at December 31, 2010.

At September 30, 2011, public fund deposits totaled $406.5 million.  During the first nine months of 2011, public fund deposits increased $50.4 million. The Company has developed a program for the development and management of public fund deposits.  Since 2007, the Company has maintained public fund deposits in excess of $175.0 million.  These deposits are with local government entities such as school districts, hospital districts, sheriff departments and other municipalities.  Several of these accounts are under contracts with terms up to three years.  Public funds deposit accounts are collateralized by FHLB letters of credit and by eligible government agency securities such as those issued by the FHLB, FFCB, FNMA, and FHLMC.  Management believes that public funds provide a low cost and stable source of funding for the Company.

As of September 30, 2011, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $440.7 million.  At September 30, 2011, approximately 31.6% of the Company's certificates of deposit had a remaining term greater than one year.

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

The following table sets forth the distribution of our total deposit accounts, by account type, for the periods indicated.

			Increase/(Decrease)
(in thousands except for %)	September 30, 2011	December 31, 2010	Amount	Percent
Noninterest-bearing demand	$161,433	$130,897	$30,536	23.3%
Interest-bearing demand	253,896	192,139	61,757	32.1%
Savings	56,754	46,663	10,091	21.6%
Time	700,010	637,684	62,326	9.8%
Total deposits	$1,172,093	$1,007,383	$164,710	16.4%

The following table sets forth the distribution of our time deposit accounts.

(in thousands)	September 30, 2011
Time deposits of less than $100,000	$242,806
Time deposits of $100,000 through $250,000	$172,626
Time deposits of more than $250,000	$284,578
Total Time Deposits	$700,010

The following table sets forth public funds as a percent of total deposits.

(in thousands except for %)	September 30, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Total Public Funds	$406,549	$356,153	$268,474	$225,766
Total Deposits	$1,172,093	$1,007,383	$799,746	$780,382
Total Public Funds as a percent of Total Deposits	34.7%	35.4%	33.6%	28.9%

Borrowings.

The Company maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. At September 30, 2011, short-term borrowings totaled $4.2 million compared to $12.6 million at December 31, 2010, and consisted solely repurchase agreements. Overnight repurchase agreement balances are monitored daily for sufficient collateralization. The Company had long-term borrowings totaling $3.4 million as of September 30, 2011 (discussed below) and no long-term borrowings at December 31, 2010.

The average amount of total short-term borrowings for the nine months ended September 30, 2011 totaled $13.3 million, compared to $12.4 million for the nine months ended September 30, 2010. At September 30, 2011, the Company had $70.0 million in Federal Home Loan Bank letters of credit outstanding obtained solely for collateralizing public deposits.

The Company has two credit facilities established with another financial institution.  The first is a $3.5 million term loan that was funded on June 22, 2011 prior to the Greensburg Bancshares acquisition.  The proceeds were used to redeem debt issued by Greensburg Bancshares when the Company acquired them on July 1, 2011.  The credit repayment terms are monthly principal payments of $50,000 plus accrued interest.  The second credit facility is a $2.5 million revolving line of credit.  There was no balance on this credit facility at September 30, 2011.  Both credit facilities are secured by a portion of the Company's ownership in its subsidiary First Guaranty Bank.

Equity.

Stockholders’ equity provides a source of permanent funding, allows for future growth and the ability to absorb unforeseen adverse developments. Total equity increased to $126.3 million as of September 30, 2011 from $97.9 million as of December 31, 2010.  The increase in stockholders’ equity resulted from the issuance of $39.4 million in Series C preferred stock, net income of $7.0 million and the change in accumulated other comprehensive income of $4.1 million, which were partially offset by the redemption of $21.1 million of Series A and B preferred stock, dividends paid to common stockholders totaling $2.7 million and preferred stock dividends totaling $1.4 million.  Cash dividends paid to common shareholders were $0.48 per share for the nine month periods ending September 30, 2011 and 2010.  The Series C preferred stock equity consists of $39.4 million issued to the U.S. Treasury Department under its Small Business Lending Fund Program.

Results of Operations for the Three Months and Nine Months Ended September 30, 2011 and 2010

Net Income.

Net income for the quarter ending September 30, 2011 was $2.2 million, a decrease of $0.7 million from $2.9 million for the quarter ending September 30, 2010.  Net income for the nine months ended September 30, 2011 was $7.0 million, a decrease of $1.9 million or 21.2% from $8.8 million for the nine months ended September 30, 2010. For the quarter ending September 30, 2011, the Company had net income available to common shareholders of $1.4 million, a decrease of $1.1 million from $2.5 million for the same quarter in 2010.  Net income available to common shareholders for the nine months ended September 30, 2011 was $5.5 million which is a decrease of $2.3 million from $7.8 million for the same period in 2010.  Net income to common shareholders was reduced by preferred dividends totaling $0.8 million in the third quarter.  Included in preferred dividends for the third quarter was $0.6 million in a deemed preferred dividend related to the accelerated repayment of preferred stock from the CPP program.  The decrease in income can be attributed to increased provisions to the allowance for loan losses when compared year over year.  Net gains on securities for the third quarter of 2011 and 2010 were $0.9 million and $1.0 million, respectively.  Net gains on securities for the first nine months of 2011 and 2010 were $3.1 million and $2.4 million.  Earnings per common share for the third quarter ended September 30, 2011 was $0.24 per common share, a decrease of 47.8% or $0.22 per common share from $0.46 per common share for the third quarter ended September 30, 2010. Earnings per common share for the nine months ended September 30, 2011 was $0.98 per common share, a decrease of 30.5% or $0.43 per common share from $1.41 per common share for the nine months ended September 30, 2010.

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

Net interest income in the third quarter of 2011 was $10.1 million, when compared to the same period in 2010 of $9.5 million. Net interest income for the first nine months of 2011 and 2010 was $29.1 million and $28.4 million, respectively.  Loans represent the largest portion of the Company's interest-earning assets, and at September 30, 2011 48.9% of our total loans were floating rate loans which are primarily tied to the prime lending rate. After the prime rate dropped 400 basis points in 2008, management began adding floors to floating rate loans. The loan floors were the first step to improving the net interest income. This has continued through 2011 as well as continuing to build the investment portfolio. The cost of our interest-bearing liabilities reflects a lower cost of funds paid on interest-bearing liabilities. As of September 30, 2011, time deposits represented 59.7% of total deposits, which is a decrease from 63.3% of total deposits at December 31, 2010.

The average yield on interest-earning assets decreased from 5.46% at September 30, 2010 to 4.64% at September 30, 2011. The interest-bearing liabilities average yield decreased slightly to 1.60% at September 30, 2011, compared to 1.70% at September 30, 2010. The net yield on interest-earning assets was 3.04% for the nine months ended September 30, 2011, compared to 3.79% for the same period in 2010.

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

	September 30, 2011			September 30, 2010
(in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-earning deposits with banks (1)	$28,563	$35	0.16%	$69	$31	0.25%
Securities (including FHLB stock)	539,272	14,504	3.60%	314,553	10,723	4.56%
Federal funds sold	18,235	14	0.10%	9,105	8	0.12%
Loans, net of unearned income	580,478	25,938	5.97%	606,163	27,214	6.00%
Total interest-earning assets	$1,166,548	$40,491	4.64%	$929,890	$37,976	5.46%

Noninterest-earning assets:
Cash and due from banks	$9,602			$35,163
Premises and equipment, net	17,229			16,842
Other assets	10,695			9,323
Total Assets	$1,204,074			$991,218

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Demand deposits	$209,279	$644	0.41%	$193,554	$639	0.44%
Savings deposits	51,535	37	0.10%	42,927	32	0.10%
Time deposits	675,915	10,637	2.10%	498,173	8,760	2.35%
Borrowings	13,304	50	0.50%	28,353	97	0.46%
Total interest-bearing liabilities	$950,033	$11,368	1.60%	$763,007	$9,528	1.67%

Noninterest-bearing liabilities:
Demand deposits	$145,548			$123,420
Other	6,234			5,221
Total Liabilities	$1,101,815			$891,648

Stockholders' equity	102,259			99,570
Total Liabilities and Stockholders'	$1,204,074			$991,218
Net interest income		$29,123			$28,448

Net interest rate spread (2)			3.04%			3.79%
Net interest-earning assets (3)	$216,515			$166,883
Net interest margin (4)			3.34%			4.09%

Average interest-earning assets to interest-bearing liabilities			122.79%			121.87%

(1)	Interest-earning deposits with banks include reserves kept with the Federal Reserve Bank that are classified on the balance sheet as "cash and due from banks". The reserves are not classified as interest-earning demand deposits on the balance sheet because interest is only paid on amounts in excess of minimum reserve requirements.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses.

The provision for loan losses was $3.5 million and $1.2 million for the third quarter of 2011 and 2010, respectively. For the nine months ending September 30, 2011, the provision for loan loss was $6.9 million, an increase from $2.5 million for the first nine months of 2010. The increased 2011 provision was based on the current condition of the loan portfolio as well as other qualitative and qualitative factors considered by the Company's management team. Of the loan charge-offs for the year to date  2011, approximately $6.0 million were loans secured by real estate and $2.1 million were loans secured by non-real estate. The allowance for loan losses at September 30, 2011 was $7.7 million, compared to $8.3 million at December 31, 2010, and was 1.3% and 1.4% of total loans, respectively. Management believes that the current level of the allowance is adequate to cover losses in the loan portfolio given the current economic conditions, expected net charge-offs and nonperforming asset levels.

Noninterest Income.

For the quarter ending September 30, 2011 and 2010, noninterest income totaled $4.0 million and $2.6 million, respectively. Noninterest income totaled $8.9 million for the nine months ended September 30, 2011, an increase of $2.2 million when compared to $6.8 million for the nine months ended September 30, 2010.  Service charges, commissions and fees totaled $1.2 million for the third quarter ended September 30, 2011 and $1.1 million for the same period of 2010. Service charges, commissions and fees totaled $3.4 million for the nine months ended September 30, 2011 and $3.1 million for the same period of 2010. Net securities gains were $0.9 million for the third quarter of 2011 compared to $1.0 million in 2010. Net securities gains were $3.1 million for the first nine months of 2011 compared to $2.4 million in 2010.  Net gains on sale of loans were $0.1 million for the nine months ended September 30, 2011 and $0.2 million for the same period in 2010. Other noninterest income remained relatively unchanged at $0.4 million for the third quarter ending September 30, 2011 and  $0.5 million for the same period in 2010. Other noninterest income decrease by $0.1 million to $1.1 million in the first nine months of 2011 from $1.2 million for the same period in 2010.

Noninterest Expense.

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense, net cost from other real estate and repossessions, regulatory assessments and other types of expenses.  Noninterest expense totaled $7.9 million in the third quarter of 2011 and $6.5 million in 2010. Noninterest expense increased from $19.2 million for the first nine months of 2010 to $21.2 million for the first nine months of 2011. Salaries and benefits totaled $3.4 million for the third quarter of 2011 and $2.9 million for the same period of 2010.  Occupancy and equipment expense totaled $0.9 million for the third quarter of 2011 and $0.8 million for the same period in 2010.  Other noninterest expense totaled $3.5 million in the third quarter of 2011, compared to $2.7 million the third quarter of 2010.  Other noninterest expense increase by $1.2 million to $9.3 million for the nine months ended September 30, 2011 from $8.0 million for the nine months ended September 30, 2010.

The following is a summary of the significant components of other noninterest expense:

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Other noninterest expense:
Legal and professional fees	$1,691	$1,177	$730	$490
Data processing	1,803	1,468	684	485
Marketing and public relations	746	697	217	114
Taxes - sales, capital, and franchise	403	555	17	177
Operating supplies	735	475	170	129
Travel and lodging	345	319	151	128
Net costs from other real estate and repossessions	520	302	324	138
Regulatory assessment	1,361	1,119	413	374
Other	1,659	1,933	827	660
Total other expense	$9,263	$8,045	$3,533	$2,695

The increases in noninterest expense were the result of merger expenses related to the Greensburg Bancshares acquisition, increased costs associated with nonperforming loans and other real estate owned when comparing the nine months ending September 30, 2011 to the nine months ending September 30, 2010.

Income Taxes.

The provision for income taxes was $0.5 million and $1.6 million for the quarters ending September 30, 2011 and 2010.  The provision for the nine months ended September 30, 2011 and 2010 was $3.1 million and $4.7 million, respectively. The decrease in the provision for income taxes is a result of lower income for the third quarter of 2011 when compared to the third quarter of 2010 as well as the non-taxable nature of the Gain on Acquisition. The Company's statutory tax rate was 34.0% which was relatively unchanged from the third quarter of 2010.

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

We monitor interest rate risk using an interest sensitivity analysis set forth on the following table. This analysis, which we prepare monthly, reflects the maturity and repricing characteristics of assets and liabilities over various time periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at September 30, 2011 shown below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

	September 30, 2011
	Interest Sensitivity Within
(in thousands)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$133,010	$137,276	$270,286	$336,371	$606,657
Securities (including FHLB stock)	1,328	54,311	55,639	523,988	579,627
Federal Funds Sold	48,628	-	48,628	-	48,628
Other earning assets	7	-	7	-	7
Total earning assets	$259,807	$191,587	$451,394	$860,359	$1,234,919

Source of Funds:
Interest-bearing accounts:
Demand deposits	$194,829	$-	$194,829	$59,067	$253,896
Savings deposits	14,177	-	14,177	42,577	56,754
Time deposits	117,577	371,836	489,413	210,597	700,010
Short-term borrowings	4,202	-	4,202	-	4,202
Long-term borrowings	-	-	-	3,350	3,350
Noninterest-bearing, net	-	-	-	216,707	216,707
Total source of funds	$330,785	$371,836	$702,621	$532,298	$1,234,919

Period gap	$(70,978)	$(180,249)	$(251,227)	$328,061
Cumulative gap	$(70,978)	$(251,227)	$(251,227)	$-

Cumulative gap as a percent of earning assets	-5.41%	-19.15%	-19.15%

Liquidity and Capital Resources

On September 22, 2011, the Company received $39.4 million in funds from the U.S. Treasury's Small Business Lending Fund ("SBLF") program.  A portion of the funds from the SBLF were used to refinance the Company's Series A Preferred Stock issued to the Treasury under the CPP.  The dividend rate on the shares of the preferred stock issued in connection with the SBLF will be dependent on the Company's volume of qualified small business loans.

Liquidity.

Liquidity refers to the ability or flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available to meet customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. Liquid assets include cash and due from banks, interest-earning demand deposits with banks, federal funds sold and available for sale investment securities. Including securities pledged to collateralize public fund deposits, these assets represent 32.8% and 32.4% of the total liquidity base at September 30, 2011 and December 31, 2010, respectively.

Loans maturing or repricing within one year or less at September 30, 2011 totaled $247.7 million.  At September 30, 2011, time deposits maturing within one year or less totaled $480.9 million.

The Company maintained a net borrowing capacity at the Federal Home Loan Bank totaling $125.5 million and $52.2 million at September 30, 2011 and December 31, 2010, respectively. This increase in availability at Federal Home Loan Bank during 2011 primarily resulted from the use of fewer FHLB letters of credit to secure public funds.  We also maintain federal funds lines of credit at three correspondent banks with borrowing capacity of $41.1 million as of September 30, 2011. At September 30, 2011, the Company did not have an outstanding balance on these lines of credit. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources.

The Company's capital position is reflected in stockholders’ equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total equity increased to $126.3 million as of September 30, 2011 from $97.9 million as of December 31, 2010.  The increase in stockholders’ equity resulted from the issuance of $39.4 million in Series C preferred stock, net income of $7.0 million and the change in accumulated other comprehensive income of $4.1 million, which were partially offset by the redemption of $21.1 million of Series A and B preferred stock, dividends paid to common stockholders totaling $2.7 million and preferred stock dividends totaling $1.4 million.  Cash dividends paid to common shareholders were $0.48 per share for the nine month periods ending September 30, 2011 and 2010.

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

	As of September 30, 2011
	"Well Capitalized Minimums"	Actual
Tier 1 Leverage Ratio
Consolidated	5.00%	9.26%
Bank	5.00%	9.31%

Tier 1 Risk-based Capital Ratio
Consolidated	6.00%	13.71%
Bank	6.00%	13.78%

Total Risk-based Capital Ratio
Consolidated	10.00%	14.61%
Bank	10.00%	14.68%

At September 30, 2011, we satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.

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

FIRST GUARANTY BANCSHARES, INC.

Date: November 14, 2011	By: /s/ Alton B. Lewis
Alton B. Lewis
Chief Executive Officer

Date: November 14, 2011	By: /s/ Eric J. Dosch
Eric J. Dosch
Chief Financial Officer
Secretary and Treasurer