Form 10-K
period 2011-12-31
First Guaranty Bancshares, Inc.
filed 2012-03-29
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
YES ☐         NO ☒

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
YES ☒        NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.T
YES ☐         NO☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐Accelerated filer ☐Non-accelerated filer ☐Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES ☐        NO ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2011 was $65,386,420 based upon the price from the last trade of $16.93 (adjusted for ten percent stock dividend).  The common stock is not quoted or traded on an exchange and there is no established or liquid market for the common stock.

As of March 29, 2012, there were issued and outstanding 6,294,227 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)  Proxy Statement for the 2012 Annual Meeting of Stockholders of the Registrant (Part III).

PART 1

Item 1 – Business

Background

First Guaranty Bancshares, Inc. (the “Company”) is a bank holding company headquartered in Hammond, Louisiana with one wholly owned subsidiary, First Guaranty Bank (the “Bank”). At December 31, 2011, the Company had consolidated assets of $1.4 billion with $126.6 million in consolidated stockholders’ equity. The Company’s executive office is located at 400 East Thomas Street, Hammond, Louisiana 70401. The telephone number is (985) 345-7685. The Company is subject to extensive regulation by the Board of Governors of the Federal Reserve System (“FRB”).

First Guaranty Bank is a Louisiana state chartered commercial bank with 21 banking facilities including one drive-up only facility located in southeast, southwest and north Louisiana. The Bank was organized under Louisiana law in 1934 and changed its name to First Guaranty Bank in 1971. Deposits are insured up to the maximum legal limits by the FDIC. The Bank is not a member of the Federal Reserve System. As of December 31, 2011, the Bank was the sixth largest Louisiana-based bank and the fourth largest Louisiana bank not headquartered in New Orleans, as measured by total assets. On July 1, 2011, the Company completed its merger with Greensburg Bancshares, Inc. (“Greensburg Bancshares”) and its wholly-owned subsidiary, Bank of Greensburg (“Greensburg”).  For further information see Note 3 to the Consolidated Financial Statements.

Business Objective

The Company’s business objective is to provide value to customers by delivering products and services matched to customer needs. We emphasize personal relationships and localized decision making. The Board of Directors and senior Management have extensive experience and contacts in our marketplace and are an important source of new business opportunities.  The Company’s business plan emphasizes both growth and profitability.  From December 31, 2006 to December 31, 2011, assets have grown from $715.2 million to $1.4 billion.

Market Areas

Our focus is on the bedroom communities of metropolitan markets, small cities and rural areas in southeast, southwest and north Louisiana. In southeast Louisiana, eight branches are located in Tangipahoa Parish in the towns of Amite, Hammond (2), Independence, Kentwood (2) and Ponchatoula (2). Three branches are located in Livingston Parish, with a branch in Denham Springs, Walker and Watson. In southwest Louisiana, we have branches in Abbeville and Jennings which are located in Vermillion Parish and Jefferson Davis Parish, respectively. The Company also has two branches in St. Helena Parish, one in Greensburg and the other in Montpelier. The remaining six branches are located in north Louisiana, in Haynesville and Homer, which are both in Claiborne Parish; in Oil City and Vivian, both in Caddo Parish; in Dubach in Lincoln Parish and Benton, in Bossier Parish. Our core market remains in the home parish of Tangipahoa where approximately 50.3% of deposits and 39.3% of net loans were based in 2011.

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

Our southwest Louisiana market benefits from a profitable casino gaming industry and substantial tourism revenue derived from the Louisiana Acadian culture. It also has a concentration of oil field and oil field services activity and is a thriving agricultural center for rice, sugarcane and crawfish.  Timber cultivation and its related industries, including milling and logging, are key commercial activities in the north Louisiana market. It is also an agrarian center in which corn, cotton and soybeans are the primary crops. The poultry industry, including independent poultry grower farms that contract with national poultry processing companies, are also very important to the local economy.

Banking Products and Services

The Company offers personalized commercial banking services to businesses, professionals and individuals. We offer a variety of deposit products including personal and business checking and savings accounts, time deposits, money market accounts and NOW accounts. Other services provided include personal and commercial credit cards, remote deposit capture, safe deposit boxes, official checks, traveler's checks, internet banking, online bill pay, mobile banking and lockbox services. Also offered is 24-hour banking through internet banking, voice response and thirty automated teller machines. Although full trust powers have been granted, we do not actively operate or have any present intention to activate a trust department.

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

Employees

At December 31, 2011, the Company employed 269 full-time equivalent employees.  None of our employees are represented by a collective bargaining group. The Company has a good relationship with its employees.

Data Processing

Since November 2001, customer information has been housed on equipment owned by Financial Institution Service Corporation (FISC). FISC is a cooperative jointly owned by a number of Louisiana and Mississippi state banks that are currently serviced by FISC. The 2011 annual cost of this service was $0.9 million. The current arrangements are adequate and are expected to be able to accommodate our needs for the foreseeable future.

Information Technology Infrastructure

Our wide area network links more than 25 remote sites.  All of the Company's network devices communicate via a secure network.  We have a back-up data center located in north Louisiana to ensure continuity of business operations in the event of an interruption.

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

Dividends.

The Federal Reserve Bank has stated that generally, a bank holding company, should not maintain a rate of distributions to shareholders unless its available net income has been sufficient to fully fund the distributions, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. As a Louisiana corporation, the Company is restricted under the Louisiana corporate law from paying dividends under certain conditions. See Note 16 to the Consolidated Financial Statements for more information on dividend restrictions.

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

Change in Bank Control.

The Bank Holding Company Act and the Change in Bank Control Act of 1978, as amended, generally require FRB approval prior to any person or company acquiring control of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company.  Control is presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities.

Permitted Activities.

Generally, bank holding companies are prohibited by federal law from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than (i) banking or managing or controlling banks or (ii) an activity that the FRB determines to be so closely related to banking as to be a proper incident to the business of banking.  Activities that the FRB has found to be so closely related to banking as to be a proper incident to the business of banking include, but are not limited to:

●	factoring accounts receivable;
●	making, acquiring, brokering or servicing loans and usual related activities;
●	leasing personal or real property;
●	operating a non-bank depository institution, such as a savings association;
●	trust company functions;
●	financial and investment advisory activities;
●	conducting discount securities brokerage activities;
●	underwriting and dealing in government obligations and money market instruments;
●	providing specified Management consulting and counseling activities;
●	performing selected data processing services and support services;
●	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and
●	performing selected insurance underwriting activities.

Despite prior approval, the FRB has the authority to require a bank holding company to terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the FRB believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. A bank holding company that qualifies and elects to become a financial holding company is permitted to engage in additional activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

●	lending, exchanging, transferring, investing for others, or safeguarding money or securities;
●	insuring, guaranteeing or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent or broker for these purposes, in any state;
●	providing financial, investment or advisory services;
●	issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;
●	underwriting, dealing in or making a market in securities;
●	other activities that the FRB may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;
●	foreign activities permitted outside of the United States if the FRB has determined them to be usual in connection with banking operations abroad;
●	merchant banking through securities or insurance affiliates; and
●	insurance company portfolio investments.

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

The FDIC imposes an assessment for deposit insurance against all depository institutions. That assessment is based on the risk category of each institution, which is derived from examination and supervisory information.  The FDIC first establishes an institution's initial base assessment rate based upon the risk category, with less risky institution paying lower rates.  That initial base assessment rate ranged, from 12 to 45 basis points, depending upon the risk category of the institution.  The initial base assessment was then adjusted (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate were generally based upon an institution's levels of unsecured debt, secured liabilities and brokered deposits.  The total base assessment rate, as adjusted, ranges from 7 to 77.5 basis points of the institution's assessable deposits.  The FDIC may adjust the scale uniformly, except that no adjustment may deviate more than three basis points from the base scale without notice and comment.

On May 22, 2009, the FDIC issued a final rule that imposed a special five basis point assessment on each FDIC-insured depository institution's assets minus its Tier 1 capital, on June 30, 2009, which was collected on September 30, 2009. The special assessment was capped at 10 basis points of an institution's domestic deposits.  Subsequently the FDIC adopted a rule pursuant to which all insured depository institutions were required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. That pre-payment, which was due on December 30, 2009, amounted to approximately $4.5 million for the Bank. The amount of prepayment was determined based on certain assumptions, including an annual 5% growth rate in the assessment base through the end of 2012.  The pre-payment was recorded as a prepaid asset at December 31, 2009 and is being amortized to expense over three years.

In addition, the Dodd-Frank Act required the FDIC to revise its risk-based assessment schedule and procedures to base the assessment on each institution’s average total assets less tangible capital, rather than deposits.  The FDIC has implemented that directive effective April 1, 2011.  In so doing, the FDIC revised is assessment schedule so that it now ranges from 2.5 basis points for the institutions perceived as lest risky to 45 basis points for those perceived as riskiest.

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds  issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2011, the annualized FICO assessment was 0.0165% of the Company's average assets less average equity.

Other Regulations.

Interest and other charges collected or contracted is subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to federal laws applicable to credit transactions, such as:

●	the federal "Truth -In-Lending Act," governing disclosures of credit terms to consumer borrowers;
●	the "Home Mortgage Disclosure Act of 1975," requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
●	the "Equal Credit Opportunity Act," prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
●	the "Fair Credit Reporting Act of 1978," governing the use and provision of information to credit reporting agencies;
●	the "Real Estate Settlement Procedures Act";
●	the "Fair Debt Collection Act," governing the manner in which consumer debts may be collected by collection agencies; and
●	The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations are subject to:

●	the "Right to Financial Privacy Act," which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
●	the "Electronic Funds Transfer Act," and Regulation E issued by the FRB to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services;
●	the "Truth in Savings Act"; and
●	the "Expedited Funds Availability Act".

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

First Guaranty Bank is also subject to regulations that impose minimum regulatory capital and minimum state law earnings requirements that affect the amount of cash available for distribution. In addition, under the Louisiana Banking Law, dividends may not be paid if it would reduce the unimpaired surplus below 50% of outstanding capital stock in any year. If the Bank does not comply with these laws, regulations or policies it may materially affect the ability of the Company to pay dividends on its common stock.

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

Concentrated Commercial Real Estate Lending Regulations.

The FRB and FDIC have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a company has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm residential properties and loans for construction, land development, and other land represent 300% or more of total capital and the outstanding balance of such loans has increased 50% or more during the prior 36 months. If a concentration is present, Management must employ heightened risk Management practices including board and Management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and increasing capital requirements. The Company is subject to these regulations.

Prompt Corrective Action Regulations.

Under the prompt corrective action regulations, bank regulators are required and authorized to take supervisory actions against undercapitalized banks. For this purpose, a bank is placed in one of the following five categories based on its capital:

●	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);
●	adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);
●	undercapitalized (less than 8% total risk-based capital, 4% Tier 1 risk-based capital or 3% leverage capital);
●	significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); and
●	critically undercapitalized (less than 2% tangible capital).

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

Restrictions on Transactions with Affiliates and Loans to Insiders.

First Guaranty Bank is subject to the provisions of Section 23A of the FRB Act and its implementing regulations. These provisions place limits on the amount of:

●	First Guaranty Bank’s loans or extensions of credit to affiliates;
●	First Guaranty Bank’s investment in affiliates;
●	assets that First Guaranty Bank may purchase from affiliates, except for real and personal property exempted by the FRB;
●	the amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and
●	First Guaranty Bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

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

Brokered Deposits and Pass-Through Insurance

An FDIC-insured depository institution cannot accept, rollover or renew brokered deposits unless it is well capitalized or adequately capitalized and receives a waiver from the FDIC. A depository institution that cannot receive brokered deposits also cannot offer “pass-through” insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized depository institution may not pay an interest rate on any deposits in excess of 0.75% over certain prevailing market rates specified by regulation. As of December 31, 2011, the Bank had $0.3 million in brokered deposits through the Certificate of Deposit Account Registry Service (CDARS) and brokered money market demand accounts totaling $5.0 million.

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

 Troubled Assets Relief Program and Small Business Lending Fund.

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

On August 28, 2009, the Company entered into a Letter Agreement, which includes a Securities Purchase Agreement and a Side Letter Agreement (together, the “Purchase Agreement”), with the United States Department of the Treasury (“Treasury Department”) pursuant to which the Company issued and sold to the Treasury Department 2,069.9 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1,000 per share for a total purchase price of $20.7 million. In addition to the issuance of the Series A Stock, as a part of the transaction, the Company issued to the Treasury Department a warrant to purchase 114.44444 shares of the Company’s Fixed Rate Cumulative Preferred Stock, Series B, and immediately following the issuance of the Series A stock, the Treasury Department exercised its rights and acquired 103 of the Series B shares through a cashless exercise. The newly issued Series A Stock, generally non-voting stock, pays cumulative dividends of 5% for five years, and a rate of 9% dividends, per annum, thereafter. The newly issued Series B Stock, generally non-voting, pays cumulative dividends at a rate of 9% per annum. Both the Series A Stock and the Series B Stock were issued in a private placement.

On September 22, 2011, the Company redeemed all 2,069.9 Preferred Series A and all 103 Preferred Series B shares to exit the U.S. Treasury’s Capital Purchase Program.

The repurchase price of the Preferred Series A shares included its carrying value of $20.0 million plus an unaccreted discount of $0.7 million for a total of $20.7 million. The repurchase price of the Preferred Series B shares included its carrying value of $1.1 million less an unamortized premium of $0.1 million for a total of $1.0 million. The unaccreted premium and unamortized discount resulted in a $0.6 million deemed dividend which reduces the net income available to common shareholders.

The total repurchase of the Preferred Series A and B shares includes $21.7 million carrying value and the deemed dividend, plus a prorated cash dividend of $0.1 million for a total of $21.8 million.

The Company redeemed the Preferred Series A and B shares with a portion of the $39.4 million of proceeds received in exchange for issuing 39,435 Preferred Series C shares to the U.S. Treasury as a participant in the Small Business Lending Fund program. The Preferred Series C shares will receive quarterly dividends and the initial dividend rate will be 5.00%. The rate can fluctuate between 1.00% and 5.00% during the next eight quarters and is a function of the growth in qualified small business loans each quarter. For the fourth quarter 2011 the dividend rate was 5.00%. If lending to qualified small businesses has not increased at the end of the eighth quarter, post funding, the dividend rate will increase to 7.00% in the tenth quarter. The dividend rate after 4.5 years will increase to 9.00% if the Preferred Series C shares have not been repurchased by that time.

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

American Recovery and Reinvestment Act of 2009.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) was enacted. The ARRA is intended to provide a stimulus to the U.S. economy in the wake of the economic downturn brought about by the subprime mortgage crisis and the resulting credit crunch. The bill includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, healthcare, and infrastructure, including the energy structure. The new law also includes numerous non-economic recovery related items, including a limitation on executive compensation in federally aided banks.  Under the ARRA, an institution will be subject to the following restrictions and standards through out the period in which any obligation arising from financial assistance provided under the TARP remains outstanding:

●	Limits on compensation incentives for risk taking for senior executive officers.
●	Requirement of recovery of any compensation paid based on inaccurate financial information.
●	Prohibition on "Golden Parachute Payments".
●	Prohibition on compensation plans that would encourage manipulation of reported earnings to enhance the compensation of employees.
●	Publicly registered TARP recipients must establish a board compensation committee comprised entirely of independent directors, for the purpose of reviewing employee compensation plans.
●	Prohibition on bonus, retention award, or incentive compensation, except for payments of long term restricted stock.
●	Limitation on luxury expenditures.
●	TARP recipients are required to permit a separate shareholder vote to approve the compensation of executives, as disclosed pursuant to the SEC's compensation disclosure rules.

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

Risks Associated with our Business

Our Participation in the Small Business Lending Program May Result in Higher Cost of Capital Expenses and/or Additional Government Restrictions on Our Operations

On September 22, 2011 the Company entered into a Securities Purchase Agreement with the Secretary of the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued and sold to the Treasury 39,435 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series C (“Series C Preferred Stock”), having a liquidation preference of $1,000 per share (the “Liquidation Amount”), for aggregate proceeds of $39,435,000.  The Securities Purchase Agreement was entered into, and the Series C Preferred Stock was issued, pursuant to the Treasury’s Small Business Lending Fund program (“SBLF”), as established under the Small Business Jobs Act of 2010.

The Series C Preferred Stock is entitled to receive non-cumulative dividends payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011.  The dividend rate, which is calculated on the aggregate Liquidation Amount, has been initially set at 5.0% per annum based upon the current level of “Qualified Small Business Lending”, or “QSBL” by the Company’s wholly owned subsidiary First Guaranty Bank (the “Bank”).  The dividend rate for future dividend periods will be set based upon the “Percentage Change in QSBL” (as defined in the Articles of Amendment) between each dividend period and the “Baseline” QSBL level.  Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods, from 1% per annum to 7% per annum for the eleventh through the first half of the nineteenth dividend periods.  If the Series C Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%.  Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases.  The Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series C Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series C Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities.

In the event we maintain our SBLF funds our cost of capital may increase significantly which would adversely affect our net income available to common shareholders.  Moreover, so long as we continue to participate in SBLF the possibility exists for the U.S. Government to impose additional regulatory requirements on SBLF participants which may increase our costs of operations.  Further, under the terms of our SBLF funding we must maintain certain capital levels.  The failure to maintain such capital levels will restrict our ability to declare and pay cash dividends to our common stock shareholders.

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

The capital and credit markets have been experiencing volatility and disruption for over four years. Dramatic declines in the housing market over the past three years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institution industry. In particular, we may face the following risks in connection with these events:

●	We expect to face increased regulation of our industry.
●	Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.
●	Market developments and the resulting economic pressure on consumers may affect consumer confidence levels and may cause increases in delinquencies and default rates, which, among other effects, could affect our charge-offs and provision for loan losses. Competition in the industry could intensify as a result of the increasing consolidation of financial services companies in connection with the current market conditions.
●	The current market disruptions make valuation even more difficult and subjective, and our ability to measure the fair value of our assets could be adversely affected. If we determine that a significant portion of our assets have values significantly below their recorded carrying value, we could recognize a material charge to earnings in the quarter in which such determination was made, our capital ratios would be adversely affected and a rating agency might downgrade our credit rating or put us on credit watch.
●	The downgrade of the U.S. government’s sovereign credit rating, any related rating agency action in the future, the ongoing debt crisis in Europe and the downgrade of the sovereign credit ratings for several European nations could negatively impact our business, financial condition and results of operations.

Certain changes in interest rates, inflation, deflation, or the financial markets could affect demand for our products and our ability to deliver products efficiently.

Loan originations, and potentially loan revenues, could be adversely impacted by sharply rising interest rates. Conversely, sharply falling rates could increase prepayments within our securities portfolio lowering interest earnings from those investments. An unanticipated increase in inflation could cause our operating costs related to salaries and benefits, technology, and supplies to increase at a faster pace than revenues.  The fair market value of our securities portfolio and the investment income from these securities also fluctuate depending on general economic and market conditions. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as callable agency bonds and structured agency notes, may differ from those anticipated at the time of investment as a result of interest rate fluctuations.

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

We may engage in acquisitions of other businesses from time to time.

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

Since December 31, 2006, assets have grown 89.3%, loan balances (net of unearned income) have grown 13.0% and deposits have grown 92.8%.  Continued growth depends, in part, upon the ability to expand market presence, to successfully attract core deposits, and to identify attractive commercial lending opportunities.  Management cannot be certain as to its ability to manage increased levels of assets and liabilities. We may be required to make additional investments in equipment and personnel to manage higher asset levels and loan balances, which may adversely impact our efficiency ratio, earnings and shareholder returns.  In addition, franchise growth may increase through acquisitions and de novo branching. The ability to successfully integrate such acquisitions into our consolidated operations will have a direct impact on our financial condition and results of operations.

Our loan portfolio consists of a high percentage of loans secured by non-farm non-residential real estate. These loans are riskier than loans secured by one- to four-family properties.

At December 31, 2011, $268.6 million, or 46.8% of the loan portfolio consisted of non-farm non-residential real estate loans (primarily loans secured by commercial real estate such as office buildings, hotels and gaming facilities). These loans generally expose a lender to greater risk of nonpayment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential loans. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

Emphasis on the origination of short-term loans could expose us to increased lending risks.

At December 31, 2011, $513.3 million, or 89.5% of our loan portfolio (including nonaccruals) consisted of loans that mature within five years. These loans typically provide for payments based on a ten to twenty-year amortization schedule. This results in our borrowers having significantly higher final payments due at maturity, known as a “balloon payment”. In the event our borrowers are unable to make their balloon payments when they are due, we may incur significant losses in our loan portfolio. Moreover, while the shorter maturities of our loan portfolio help us to manage our interest rate risk, they also increase the reinvestment risk associated with new loan originations. To mitigate this risk, we generally will originate loans to existing customers. There can be no assurance that during an economic slow-down we might not incur significant losses as our loan portfolio matures.

We obtain a significant portion of our noninterest revenue through service charges on core deposit accounts, and regulations impacting service charges could reduce our fee income.

A significant portion of our noninterest revenue is derived from service charge income. The largest component of this service charge income is overdraft-related fees. Management anticipates that changes in banking regulations, and in particular the FRB’s rules pertaining to certain overdraft payments on consumer accounts and the FDIC’s Overdraft Payment Programs and Consumer Protection Final Overdraft Payment Supervisory Guidance, will have an adverse impact on our service charge income. Additionally, changes in customer behavior, as well as increased competition from other financial institutions, may result in declines in deposit accounts or in overdraft frequency resulting in a decline in service charge income. A reduction in deposit account fee income could have a material adverse effect on our earnings.

We may be required to pay significantly higher FDIC premiums or special assessments that could adversely affect our earnings.

Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. As a result, we may be required to pay significantly higher premiums or additional special assessments that could adversely affect our earnings. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums. These announced increases and any future increases or required prepayments in FDIC insurance premiums may materially adversely affect our results of operations.

Repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense.

All current prohibitions on the payment of interest on demand deposits were repealed as part of the Dodd-Frank Act, effective one year after the date of enactment. As a result, beginning on July 21, 2011, financial institutions were permitted to offer interest on demand deposits.  If competitive conditions result in First Guaranty offering interest on demand on deposits our cost of deposits and interest expense will increase.

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

Loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. We may experience significant credit losses, which could have a material adverse effect on our operating results. Various assumptions and judgments about the collectability of the loan portfolio are made, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of many loans. In determining the amount of the allowance for loan losses, Management reviews the loans and the loss and delinquency experience and evaluates economic conditions. If assumptions prove to be incorrect, the allowance for loan losses may not cover inherent losses in the loan portfolio at the date of the financial statements. Material additions to the allowance would materially decrease net income. At December 31, 2011, our allowance for loan losses totaled $8.9 million, representing 1.55% of loans, net of unearned income.  Management believes it has underwriting standards to manage normal lending risks, and at December 31, 2011, nonperforming loans consisted of $23.2 million, or 4.0% of loans, net of unearned income. We can give no assurance that the nonperforming loans will not increase or that nonperforming or delinquent loans will not adversely affect future performance.  In addition, federal and state regulators periodically review the allowance for loan losses and may require an increase in the allowance for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on the results of operations and financial condition.

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

In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2011, approximately 81.0% of our total loans were secured by real estate.  Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio. In addition, substantially all of our loans are to individuals and businesses in Louisiana.  Our business customers may not have customer bases that are as diverse as businesses serving regional or national markets. Consequently, any decline in the economy of our market area could have an adverse impact on our revenues and financial condition.  In particular, we may experience increased loan delinquencies, which could result in a higher provision for loan losses and increased charge-offs. Any sustained period of increased non-payment, delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, results of operations and financial condition.

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

Net interest income is the most significant component of our operating income. We do not rely on nontraditional sources of fee income utilized by some community banks, such as fees from sales of insurance, securities or investment advisory products or services. For the years ended December 31, 2011, 2010, and 2009 our net interest income was $39.5 million, $38.2 million, and $32.3 million respectively.  The amount of our net interest income is influenced by the overall interest rate environment, competition, and the amount of interest-earning assets relative to the amount of interest-bearing liabilities. In the event that one or more of these factors were to result in a decrease in our net interest income, we do not have significant sources of fee income to make up for decreases in net interest income.

Fluctuations in interest rates could reduce our profitability.

We realize income primarily from the difference between the interest we earn on loans and investments and the interest we pay on deposits and borrowings. Unexpected movement in interest rates markedly changing the slope of the current yield curve could cause our net interest margins to decrease, subsequently decreasing net interest income.  In addition, such changes could adversely affect the valuation of our assets and liabilities.  The Company’s economic value of equity may be adversely affected by changes in interest rates.  The interest rates on our assets and liabilities respond differently to changes in market interest rates, which means our interest-bearing liabilities may be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa.  This can be the result of differences in maturity terms, payment structures on bank products and investments, market behavior, and other economic factors.  In either event, if market interest rates change, this “gap” between the amount of interest-earning assets and interest-bearing liabilities that reprice in response to these interest rate changes may work against us, and our earnings may be negatively affected.

We are unable to predict fluctuations in market interest rates, which are affected by, among other factors, changes in the following:

●	inflation rates;
●	business activity levels;
●	money supply; and
●	domestic and foreign financial markets.

The value of our investment portfolio and the composition of our deposit base are influenced by prevailing market conditions and interest rates. The Company has significantly expanded its securities portfolio from 2007 to 2011. Average securities as a percentage of total assets were 45.2% in 2011 as compared to 20.4% in 2007. These securities are usually fixed rate and their market value is affected by changes in market interest rates. Our asset-liability management strategy, which is designed to mitigate the risk to us from changes in market interest rates, may not prevent changes in interest rates or securities market downturns from reducing deposit outflow or from having a material adverse effect on our results of operations, our financial condition or the value of our investments.  Rising interest rates reduce the value of our fixed rate debt securities in our investment portfolio.  The unrealized losses resulting from holding such securities are recognized in other comprehensive income and reduce total shareholders' equity.  Unrealized losses do not negatively impact regulatory capital ratios, however tangible common equity and the associated ratios are reduced.  If debt securities in an unrealized loss position are sold, such losses become realized and reduce Tier One and Total Risk based Capital regulatory ratios.

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

We face risks related to our operational, technological and organizational infrastructure.

Our ability to grow and compete is dependent on our ability to build or acquire the necessary operational and technological infrastructure and to manage the cost of that infrastructure we expand. Similar to other large corporations, in our case, operational risk can manifest itself in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or outside persons and exposure to external events. As discussed below, we are dependent on our operational infrastructure to help manage these risks. In addition, we are heavily dependent on the strength and capability of our technology systems which we use both to interface with our customers and to manage our internal financial and other systems. Our ability to develop and deliver new products that meet the needs of our existing customers and attract new ones depends on the functionality of our technology systems. Additionally, our ability to run our business in compliance with applicable laws and regulations is dependent on these infrastructures.

We continuously monitor our operational and technological capabilities and make modifications and improvements when we believe it will be cost effective to do so. In some instances, we may build and maintain these capabilities itself. We also outsource some of these functions to third parties. These third parties may experience errors or disruptions that could adversely impact us and over which we may have limited control. We also face risk from the integration of new infrastructure platforms and/or new third party providers of such platforms into its existing businesses.

A failure in our operational systems or infrastructure, or those of third parties, could impair our liquidity, disrupt our businesses, result in the unauthorized disclosure of confidential information, damage our reputation and cause financial losses.

Our businesses are dependent on their ability to process and monitor, on a daily basis, a large number of transactions, many of which are highly complex, across numerous and diverse markets. These transactions, as well as the information technology services we provide to clients, often must adhere to client-specific guidelines, as well as legal and regulatory standards. Due to the breadth of our client base and our geographical reach, developing and maintaining our operational systems and infrastructure is challenging, particularly as a result of rapidly evolving legal and regulatory requirements and technological shifts. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as a spike in transaction volume, cyber attack or other unforeseen catastrophic events, which may adversely affect our ability to process these transactions or provide services.

In addition, our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Although we take protective measures to maintain the confidentiality, integrity and availability of our and our clients’ information across all geographic and product lines, and endeavor to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve. As a result, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber attacks and other events that could have an adverse security impact. Despite the defensive measures we take to manage our internal technological and operational infrastructure, these threats may originate externally from third parties such as foreign governments, organized crime and other hackers, and outsource or infrastructure-support providers and application developers, or may originate internally from within our organization. Given the increasingly high volume of our transactions, certain errors may be repeated or compounded before they can be discovered and rectified.

Continued or further declines in the value of certain investment securities could require write-downs, which would reduce the Company’s earnings and book value.

At December 31, 2011, gross unrealized losses in the Company’s investment portfolio were approximately $1.6 million relating to securities with an aggregate fair value of $84.1 million. The gross unrealized losses were offset by gross unrealized gains of $8.3 million on other securities. There can be no assurance that future factors or combinations of factors will not cause the Company to conclude in one or more future reporting periods that an unrealized loss that exists with respect to any of its securities constitutes an impairment that is other than temporary.

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

The Company is required to test goodwill and core deposit intangible assets for impairment on a periodic basis. The impairment testing process considers a variety of factors, including macroeconomic conditions, industry and market considerations, cost factors, financial performance, etc. The Company conducted its goodwill impairment testing as of October 1, 2011.  The results of the testing indicated that no goodwill impairment existed. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common shares or our regulatory capital levels.

If we were unable to borrow funds through access to capital markets, we may not be able to meet the cash flow requirements of our depositors and borrowers or the operating cash needs to fund corporate expansion and other corporate activities.

Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. The liquidity of our Company is used to make investments to repay deposit liabilities as they become due or are demanded by customers.  Liquidity policies and limits are established by the Company's Board of Directors. Management and the Investment Committee regularly monitor the overall liquidity position of the Company to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity. Management and the Investment Committee also establish policies and monitor guidelines to diversify the bank's funding sources. Funding sources include Federal funds purchased, securities sold under repurchase agreements, non-core deposits, and short- and long-term debt. We are also members of the Federal Home Loan Bank (“FHLB”) System, which provides funding through advances to members that are collateralized with certain loans.

We maintain a portfolio of securities that can be used as a secondary source of liquidity. There are other sources of liquidity available to us should they be needed. These sources include sales of loans, additional collateralized borrowings such as FHLB advances, unsecured borrowing lines with other financial institutions, the issuance and sale of debt securities, and the issuance and sale of preferred or common securities. We can also borrow from the Federal Reserve’s discount window.  Amounts available under our existing credit facilities as of December 31, 2011, consist of $134.9 million available at the Federal Home Loan Bank and $43.6 million in the form of federal funds and/or other lines of credit.  If we were unable to access any of these funding sources when needed, we might be unable to meet customers’ needs, which could adversely impact our financial condition, results of operations, cash flows, and level of regulatory-qualifying capital.

Risk Associated with an Investment in our Common Stock

The market price of our common stock is established between a buyer and seller.

First Guaranty Bank acts as the transfer agent for First Guaranty Bancshares, Inc. All shares traded are agreed upon by mutual buyers and sellers.  There is no active or liquid market for our common stock.  First Guaranty Bancshares, Inc. is not traded on an exchange, therefore liquidation and/or purchases of stock may not be readily available.

Our Management controls a substantial percentage of our common stock and therefore has the ability to exercise substantial control over our affairs.

As of February 29, 2012, our directors and executive officers (and their affiliates) beneficially owned approximately 3.1 million shares or approximately 49.3% of our common stock. Because of the large percentage of common stock held by our directors and executive officers, such persons could significantly influence the outcome of any matter submitted to a vote of our shareholders even if other shareholders were in favor of a different result.

Item 1B – Unresolved Staff Comments
None.

Item 2 - Properties

The Company does not directly own any real estate, but it does own real estate indirectly through its subsidiary. The Bank operates 21 banking centers, including one drive-up facility. The following table sets forth certain information relating to each office. The net book value of our properties at December 31, 2011 was $16.4 million.  We believe that our properties are adequate for our business operations as they are currently being conducted.

Location	Use of Facilities	Year Facility Opened or Acquired	Owned/Leased
First Guaranty Square 400 East Thomas Street Hammond, LA 70401	Bank’s Main Office	1975	Owned
2111 West Thomas Street Hammond, LA 70401	Guaranty West Banking Center	1974	Owned
100 East Oak Street Amite, LA 70422	Amite Banking Center	1970	Owned
455 West Railroad Avenue Independence, LA 70443	Independence Banking Center	1979	Owned
301 Avenue F Kentwood, LA 70444	Kentwood Banking Center	1975	Owned
189 Burt Blvd Benton, LA 71006	Benton Banking Center	2010	Owned
126 South Hwy. 1 Oil City, LA 71061	Oil City Banking Center	1999	Owned
401 North 2nd Street Homer, LA 71040	Homer Main Banking Center	1999	Owned
10065 Hwy 79 Haynesville, LA 71038	Haynesville Banking Center	1999	Owned
117 East Hico Street Dubach, LA 71235	Dubach Banking Center	1999	Owned
102 East Louisiana Avenue Vivian, LA 71082	Vivian Banking Center	1999	Owned
500 North Cary Ave Jennings, LA 70546	Jennings Banking Center	1999	Owned
799 West Summers Drive Abbeville, LA 70510	Abbeville Banking Center	1999	Owned
105 Berryland Shopping Center Ponchatoula, LA 70454	Berryland Banking Center	2004	Leased
2231 S. Range Avenue Denham Springs, LA 70726	Denham Springs Banking Center	2005	Owned
195 North 6th Street Ponchatoula, LA 70454	Ponchatoula Banking Center	2007	Owned
29815 Walker Rd S Walker, LA 70785	Walker Banking Center	2007	Owned
6151 Hwy 10 Greensburg, LA 70441	Greensburg Banking Center	2011	Owned
723 Avenue G Kentwood, LA 70444	Kentwood West Banking Center	2011	Owned
35651 Hwy 16 Montpelier, LA 70422	Montpelier Banking Center	2011	Owned
33818 Hwy 16 Denham Springs, LA 70706	Watson Banking Center	2011	Owned

Item 3 - Legal Proceedings

The Company is subject to various legal proceedings in the normal course of its business. It is Management’s belief that the ultimate resolution of such claims will not have a material adverse effect on the financial position or results of operations. At December 31, 2011, we were not involved in any material legal proceedings.

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

The following table sets forth the high and low bid quotations for First Guaranty Bancshares, Inc.’s common stock for the periods indicated. These quotations represent trades of which we are aware and do not include retail markups, markdowns, or commissions and do not necessarily reflect actual transactions. As of December 31, 2011, there were 6,294,227 shares of First Guaranty Bancshares, Inc. common stock issued and outstanding with a total of 1,407 shareholders of record.

	2011 1			2010 1
Quarter Ended:	High	Low	Dividend	High	Low	Dividend
March 31, 2011	$16.93	$16.93	$0.145	$15.45	$15.45	$0.145
June 30, 2011	$16.93	$16.93	$0.145	$16.93	$15.45	$0.145
September 30, 2011	$17.51	$12.05	$0.145	$16.93	$15.91	$0.145
December 31, 2011	$17.51	$12.27	$0.145	$16.93	$16.93	$0.145

1 Stock prices (high and low) and dividend per share amounts have been restated to reflect the ten percent stock dividend paid February 24, 2012 to stockholders of record as of February 17, 2012.

Our stockholders are entitled to receive dividends when, and if declared by the Board of Directors, out of funds legally available for dividends. We have paid consecutive quarterly cash dividends on our common stock for each of the last 74 quarters dating back to the third quarter of 1993. The Board of Directors intends to continue to pay regular quarterly cash dividends. The ability to pay dividends in the future will depend on earnings and financial condition, liquidity and capital requirements, regulatory restrictions, the general economic and regulatory climate and ability to service any equity or debt obligations senior to common stock.  There are legal restrictions on the ability of First Guaranty Bank to pay cash dividends to First Guaranty Bancshares, Inc.  Under federal and state law, we are required to maintain certain surplus and capital levels and may not distribute dividends in cash or in kind, if after such distribution we would fall below such levels.  Specifically, an insured depository institution is prohibited from making any capital distribution to its shareholders, including by way of dividend, if after making such distribution, the depository institution fails to meet the required minimum level for any relevant capital measure including the risk-based capital adequacy and leverage standards.

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

We have not repurchased any shares of our outstanding common stock during 2011.

Stock Performance Graph

The line graph below compares the cumulative total return for the Company’s common stock with the cumulative total return of both the NASDAQ Stock Market Index for U.S. companies and the NASDAQ Index for bank stocks for the period December 31, 2006 through December 31, 2011. The total return assumes the reinvestment of all dividends and is based on a $100 investment on December 31, 1998. It also reflects the stock price on December 31st of each year shown, although this price reflects only a small number of transactions involving a small number of directors of the Company or affiliates or associates and cannot be taken as an accurate indicator of the market value of the Company’s common stock.

1998 = Base Year of 100	2006	2007	2008	2009	2010	2011
First Guaranty Bancshares, Inc.[(1)]	168.05	178.89	188.75	133.18	150.89	161.26
NASDAQ - Bank	185.98	144.93	110.26	89.86	100.54	88.05
NASDAQ - Composite	110.15	120.96	71.92	103.49	120.99	118.81

Cumulative Return
200
180
160
140
120
100
80
60
40
20
0
2006
2007
2008
2009
2010
2011
First Guaranty Bancshares, Inc.(1)
NASDAQ - Bank
NASDAQ - Composite

(1) Total Return is given for First Guaranty Bancshares, inc. Total return assumes reinvestment of all dividends and is based on a $100 investment on December 31, 1998.

Item 6 - Selected Financial Data

The following selected financial data should be read in conjunction with the financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K. Except for the data under “Performance Ratios,” “Capital Ratios” and “Asset Quality Ratios,” the income statement data and share and per share data for the years ended December 31, 2011, 2010 and 2009 and the balance sheet data as of December 31, 2011 and 2010 are derived from the audited financial statements and related notes which are included elsewhere in this Form 10-K, and the income statement data and share and per share data for the years ended December 31, 2008 and 2007 and the balance sheet data as of December 31, 2009, 2008 and 2007 are derived from the audited financial statements and related notes that are not included in this Form 10-K.

	At or For the Years Ended December 31,
(in thousands except for %)	2011	2010	2009	2008	2007
Year End Balance Sheet Data:
Securities	$633,163	$481,961	$261,829	$139,162	$142,068
Federal funds sold	$68,630	$9,129	$13,279	$838	$35,869
Loans, net of unearned income	$573,100	$575,640	$589,902	$606,369	$575,256
Allowance for loan losses	$8,879	$8,317	$7,919	$6,482	$6,193
Total assets	$1,353,866	$1,132,792	$930,847	$871,233	$807,994
Total deposits	$1,207,302	$1,007,383	$799,746	$780,372	$723,094
Borrowings	$15,423	$12,589	$31,929	$18,122	$13,494
Stockholders' equity	$126,602	$97,938	$94,935	$65,487	$66,355
Common Stockholders' equity	$87,167	$76,963	$74,165	$65,487	$66,355

Average Balance Sheet Data:
Securities	$555,808	$342,589	$245,952	$127,586	$152,990
Federal funds sold	$23,172	$11,007	$24,662	$17,247	$8,083
Loans, net of unearned income	$582,687	$593,429	$599,609	$600,854	$543,946
Total earning assets	$1,191,400	$964,039	$906,158	$752,093	$712,212
Total assets	$1,230,587	$1,015,681	$948,556	$797,024	$751,237
Total deposits	$1,103,355	$883,440	$842,274	$707,114	$658,456
Borrowings	$12,742	$27,324	$22,907	$16,287	$23,450
Stockholders' equity	$108,321	$99,575	$77,135	$67,769	$63,564
Stockholders' common equity	$82,225	$79,245	$70,055	$67,769	$63,564

Performance Ratios:
Return on average assets	0.65%	0.99%	0.80%	0.69%	1.30%
Return on average common equity	9.77%	12.65%	10.84%	8.13%	15.37%
Return on average tangible assets (1)	0.65%	0.99%	0.80%	0.69%	1.30%
Return on average tangible common equity (2)	10.12%	12.95%	11.14%	8.77%	16.47%
Net interest margin	3.31%	3.96%	3.57%	4.25%	4.79%
Average loans to average deposits	52.81%	67.17%	71.19%	84.97%	82.61%
Efficiency ratio	56.77%	56.20%	60.80%	70.73%	55.80%
Efficiency ratio (excluding amortization of intangibles and securities transactions)	60.29%	59.25%	61.99%	61.20%	54.59%
Full time equivalent employees (year end)	269	246	230	225	222

(1)	Average tangible assets represent average assets less average core deposit intangibles.
(2)	Average tangible equity represents average equity less average core deposit intangibles.

	At or For the Years Ended December 31,
(in thousands except for % and share data)	2011	2010	2009	2008	2007
Capital Ratios:
Average stockholders' equity to average assets	8.80%	9.80%	8.13%	8.50%	8.46%
Average tangible equity to average tangible assets (1),(2)	8.65%	9.64%	7.95%	8.25%	8.31%
Common stockholders' equity to total assets	6.44%	6.79%	7.97%	7.52%	8.21%
Tier 1 leverage capital Consolidated	9.03%	8.69%	9.58%	7.88%	7.38%
Tier 1 capital Consolidated	13.71%	11.98%	11.90%	9.19%	10.13%
Total risk-based capital Consolidated	14.75%	13.03%	12.97%	10.11%	11.09%

Income Data:
Interest income	$54,609	$51,390	$47,191	$47,661	$55,480
Interest expense	$15,118	$13,223	$14,844	$15,881	$21,934
Net interest income	$39,491	$38,167	$32,347	$31,780	$33,546
Provision for loan losses	$10,187	$5,654	$4,155	$1,634	$1,918
Noninterest income (excluding securities transactions)	$7,839	$6,741	$5,909	$5,689	$5,176
Securities (losses) gains	$3,531	$2,824	$2,056	$(1)	$(478)
Loss on securities impairment	$(97)	$-	$(829)	$(4,611)	$-
Noninterest expense	$28,821	$26,827	$24,007	$23,241	$21,341
Earnings before income taxes	$11,756	$15,251	$11,321	$7,982	$14,985
Net income	$8,033	$10,025	$7,595	$5,512	$9,772
Net income available to common shareholders	$6,057	$8,692	$7,001	$5,512	$9,772

Per Common Share Data:
Net earnings	$0.98	$1.42	$1.14	$0.90	$1.60
Cash dividends paid	$0.58	$0.58	$0.58	$0.58	$0.57
Book value	$13.85	$12.58	$12.13	$10.71	$10.85
Dividend payout ratio	59.60%	40.94%	50.82%	64.53%	35.85%
Weighted average number of shares outstanding	6,205,652	6,115,608	6,115,608	6,115,608	6,115,608
Number of shares outstanding (year end)	6,294,227	6,115,608	6,115,608	6,115,608	6,115,608
Market data:
High	$17.51	$16.93	$22.73	$22.73	$22.09
Low	$12.05	$15.45	$10.91	$22.09	$21.29
Trading Volume	625,197	199,488	181,925	405,299	1,017,161
Stockholders of record	1,407	1,361	1,356	1,343	1,293

Asset Quality Ratios:
Nonperforming assets to total assets	2.13%	2.73%	1.68%	1.14%	1.39%
Nonperforming assets to loans	5.04%	5.38%	2.65%	1.63%	1.95%
Loan loss reserve to nonperforming assets	30.73%	26.86%	50.68%	65.46%	55.26%
Net charge-offs to average loans	1.65%	0.89%	0.45%	0.22%	0.50%
Provision for loan loss to average loans	1.75%	0.95%	0.69%	0.27%	0.35%
Allowance for loan loss to total loans	1.55%	1.44%	1.34%	1.07%	1.08%

Share and per share amounts have been restated to reflect the ten percent stock dividend paid February 24, 2012 to stockholders of record as of February 17, 2012.

(1)	Average tangible assets represents average assets less average core deposit intangibles.
(2)	Average tangible equity represents average equity less average core deposit intangibles.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis is intended to highlight the significant factors affecting the Company's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-K. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis.

First Guaranty Bancshares, Inc. is a bank holding company headquartered in Hammond, LA with one wholly owned subsidiary, First Guaranty Bank. First Guaranty Bank is a Louisiana state chartered commercial bank with 21 banking facilities including one drive-up only facility, located throughout southeast, southwest and north Louisiana. Our recently completed merger with Greensburg Bancshares brought three new branch locations in Montpelier, Greensburg and Watson, LA and increases the Company's market share in Kentwood, LA. The Company emphasizes personal relationships and localized decision making to ensure that products and services are matched to customer needs. The Company competes for business principally on the basis of personal service to customers, customer access to officers and directors and competitive interest rates and fees.

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

2011 Financial Overview

Financial highlights for 2011 and 2010 are as follows:

●	All share and per share data has been adjusted to reflect a ten percent pro rata common stock dividend paid February 24, 2012.

●	Net income for the year end of 2011 and 2010 was $8.0 million and $10.0 million, respectively. Net income to common shareholders after preferred stock dividends was $6.1 million and $8.7 million for the year end of 2011 and 2010, with earnings per common share of $0.98 and $1.42, respectively. The decrease in net income for 2011 was primarily the result of an increase of $4.5 million in loan loss provision expense.

●	On July 1, 2011 the Company completed the acquisition of Greensburg Bancshares, Inc and its wholly owned subsidiary Bank of Greensburg. This acquisition added four branches, $78.0 million in deposits and $63.0 million in loans.

●	Net interest income for 2011 was $39.5 million which was an increase of $1.3 million from 2010 of $38.2 million. The net interest margin was 3.3% for 2011 compared to 4.00% for 2010.

●	The provision for loan losses for 2011 was $10.2 million compared to $5.7 million for 2010.

●	Total assets at December 31, 2011 were $1.4 billion, an increase of $221.2 million or 19.5% when compared to $1.1 billion at December 31, 2010. The increase in assets came from the Greensburg acquisition and organic deposit growth that was primarily invested in securities.

●	Investment securities totaled $633.2 million at December 31, 2011, an increase of $151.2 million when compared to $482.0 million at December 31, 2010. At December 31, 2011, available for sale securities, at fair value, totaled $520.5 million, an increase of $198.4 million when compared to $322.1 million at December 31, 2010. At December 31, 2011, held to maturity securities, at amortized cost, totaled $112.7 million, a decrease of $47.2 million when compared to $159.8 million at December 31, 2010. The decrease in held to maturity securities was due to bonds called by the issuer prior to maturity.

●	The net loan portfolio at December 31, 2011 totaled $564.2 million, a net decrease of $3.1 million from the December 31, 2010 net loan portfolio of $567.3 million. Net loans are reduced by the allowance for loan losses which totaled $8.9 million at December 31, 2011 and $8.3 million at December 31, 2010. Total loans net of unearned income were $573.1 million for December 31, 2011 compared to $575.6 million for December 31, 2010.

●	Nonperforming assets at December 31, 2011 were $28.9 million, a decrease of $2.1 million compared to $31.0 million at December 31, 2010.

●
Total deposits were $1.2 billion at December 31, 2011, an increase of $200.0 million or 19.8% from the year end December 31, 2010 of $1.0 billion.  The December 31, 2011 total includes deposits acquired in the acquisition of Greensburg Bancshares.

●
Return on average assets for the year end December 31, 2011 and December 31, 2010 was 0.65% and 0.99% respectively.  Return on average common equity for the year end December 31, 2011 and December 31, 2010 was 9.77% and 12.65%, respectively.   Return on average assets is calculated by dividing annualized net income before preferred dividends by average assets.  Return on common shareholders’ equity is calculated by dividing net earnings applicable to common shareholders by average common shareholders’ equity.

●	Book value per common share was $13.85 as of December 31, 2011 compared to $12.58 as of December 31, 2010.

●	Cash dividends declared and paid for 2011 and 2010 were $0.58 per common share.

●
On September 22, 2011, the Company received $39.4 million in funds under the U.S. Treasury's Small Business Lending Fund ("SBLF") program.   A portion of the funds from the SBLF were used to redeem the Company's Series A Preferred Stock issued to the Treasury under the CPP.  The dividend rate on the shares of the preferred stock issued in connection with the SBLF will be dependent on the Company's volume of qualified small business loans. The initial dividend rate is 5.0%.

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

Allowance for Loan Losses.

The Company’s most critical accounting policy relates to its allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when Management believes that the collectability of the principal is unlikely. The allowance, which is based on the evaluation of the collectability of loans and prior loan loss experience, reflects the risks inherent in the existing loan portfolio and that exist at the reporting date. The evaluations take into consideration a number of subjective factors including changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions that may affect a borrower’s ability to pay, adequacy of loan collateral and other relevant factors.  Changes in such estimates may have a significant impact on the financial statements. For further discussion of the allowance for loan losses, see the “Allowance for Loan Losses” section of this analysis and Note 1 and Note 7 to the Consolidated Financial Statements.

Valuation of Goodwill, Intangible Assets and Other Purchase Accounting Adjustments.

Intangible assets are comprised of goodwill, core deposit intangibles and mortgage servicing rights. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. The Company’s goodwill is tested for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. Adverse changes in the economic environment, declining operations, or other factors could result in a decline in the implied fair value of goodwill. If the implied fair value is less than the carrying amount, a loss would be recognized in other non-interest expense to reduce the carrying amount to implied fair value of goodwill. The Company’s goodwill impairment test includes two steps that are precluded by a, “step zero”, qualitative test.  The qualitative test allows Management to assess whether qualitative factors indicate that it is more likely than not that impairment exists. If it is not more likely than not that impairment exists, then the two step quantitative test would not be necessary. These qualitative indicators include factors such as earnings, share price, market conditions, etc. If the qualitative factors indicate that it is more likely than not that impairment exists, then the two step quantitative test would be necessary.  Step one is used to identify potential impairment and compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Step two of the goodwill impairment test compares the implied estimated fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill for that reporting unit exceeds the implied fair value of that unit’s goodwill, an impairment loss is recognized in an amount equal to that excess.

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

Financial Condition

Assets.

Total assets at December 31, 2011 were $1.4 billion, an increase of $221.1 million, or 19.5%, from $1.1 billion at December 31, 2010. Federal funds sold increased $59.5 million from December 31, 2010 to December 31, 2011 and total loans for the same period decreased $2.5 million. Cash and due from banks increased $8.1 million from 2010 to 2011.  Additionally, total investment securities increased $151.2 million to $633.2 million from December 31, 2010 to December 31, 2011. Total deposits increased by $199.9 million or 19.8% from 2010 to 2011. At December 31, 2011, the Company had $3.2 million in long-term borrowings compared to no long-term borrowings at December 31, 2010.

Investment Securities.

The securities portfolio consisted principally of U.S. Government agency securities, corporate debt securities and mutual funds or other equity securities. The securities portfolio provides us with a relatively stable source of income and provides a balance to credit risks as compared to other categories of assets.  The securities portfolio totaled $633.2 million at December 31, 2011, representing an increase of $151.2 million from December 31, 2010. The primary changes in the portfolio consisted of $858.7 million in purchases which was partially offset by maturities, calls and sales totaling $718.2 million.   At December 31, 2011, approximately 2.1% of the securities portfolio (excluding Federal Home Loan Bank stock) matures in less than one year while securities with maturity dates over 10 years totaled 44.1% of the portfolio. At December 31, 2011, the average maturity of the securities portfolio was 7.8 years, compared to the average maturity at December 31, 2010 of 6.5 years.

At December 31, 2011, securities totaling $520.5 million were classified as available for sale and $112.7 million were classified as held to maturity as compared to $322.1 million and $159.8 million, respectively at December 31, 2010.  Securities classified as available for sale are measured at fair market value. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, market yield curves, prepayment speeds, credit information and the instrument’s contractual terms and conditions, among other things. Securities classified as held to maturity are measured at book value.  The held to maturity portfolio is principally used to collateralize public funds deposits.  The Company believes that it has the ability to maintain the current level of securities in the portfolio.  The Company has maintained public funds in excess of $175.0 million since 2007.  The book yields on securities available for sale ranged from 0.2% to 9.6% at December 31, 2011, exclusive of the effect of changes in fair value reflected as a component of stockholders’ equity. The book yields on held to maturity securities ranged from 1.0% to 4.0%. See Note 5 to the Consolidated Financial Statements for additional information.

Securities classified as available for sale had gross unrealized losses totaling $1.6 million at December 31, 2011.  The gross unrealized gains for our available for sale securities totaled $8.3 million at December 31, 2011 compared to $5.1 million for the same period in 2010. The Company believes that it will collect all amounts contractually due and has the intent and the ability to hold these securities until the fair value is at least equal to the carrying value. At December 31, 2010, securities classified as available for sale had gross unrealized losses totaling $5.5 million.  See Note 5 to the Consolidated Financial Statements for additional information.

Average securities as a percentage of average interest-earning assets were 46.7% and 35.5% at December 31, 2011 and 2010, respectively.  At December 31, 2011 and 2010, $428.6 million and $290.0 million in securities were pledged, respectively.

Loans.

The origination of loans is a primary use of our financial resources and represented 48.9% of  average earning assets for 2011. At December 31, 2011, the loan portfolio (loans, net of unearned income) totaled $573.1 million, a decrease of approximately $2.5 million, or 0.4%, from the December 31, 2010 level of $575.6 million. The decrease in net loans primarily includes a reduction of $8.6 million in commercial and industrial loans, a reduction of $24.2 million in non-farm non-residential loans secured by real estate, partially offset by an increase of $13.0 million in construction and land development loans and an increase of $16.0 million in one to four family loans.  Loans represented 47.5% of deposits at December 31, 2011, compared to 57.1% of deposits at December 31, 2010. Loans secured by real estate increased $5.5 million to $464.9 million at December 31, 2011. Non-real estate loans decreased $8.1 million to $108.8 million at December 31, 2011. Real estate and related loans comprised 81.0% of the portfolio in 2011 as compared to 79.7% in 2010. Non-real estate loans comprised 19.0% of the portfolio in 2011 as compared to 20.3% in 2010.  Loan charge-offs taken during 2011 totaled $10.4 million, compared to charge-offs of $5.6 million in 2010. Of the loan charge-offs in 2011, approximately $8.0 million were loans secured by real estate, $1.7 million were commercial and industrial loans and $0.7 million were consumer and other loans. In 2011, recoveries of $0.7 million were recognized on loans previously charged off as compared to $0.4 million in 2010.

Non-performing Assets.

Nonperforming assets were $28.9 million, or 2.1% of total assets at December 31, 2011, compared to $31.0 million, or 2.7% of total assets at December 31, 2010. The decrease resulted from a $6.3 million decrease in non-accrual loans which was partially offset by an increase in other real estate.  The decrease in nonaccrual loans was primarily in construction and land development, multifamily, and non-farm non-residential loans. These decreases reflect the strategy of Management to combat non-performing assets and strengthen the Company's balance sheet.

Deposits.

Total deposits increased by $199.9 million or 19.8%, to $1.2 billion at December 31, 2011 from $1.0 billion at December 31, 2010.  In 2011, noninterest-bearing demand deposits increased $37.0 million, interest-bearing demand deposits increased $97.3 million and savings deposits increased $10.8 million. Time deposits increased $54.8 million, or 8.6%.   The increase in deposits was principally due to an increase of $75.8 million in public funds deposits. Public fund deposits totaled $431.9 million or 35.8% of total deposits at December 31, 2011.  Seven public entities comprised $371.8 million or 86.1% of the total public funds as of December 31, 2011.  At December 31, 2010, public fund deposits represented 35.4% of total deposits with a balance of $356.2 million.

Borrowings.

Short-term borrowings decreased $0.4 million in 2011 to $12.2 million at December 31, 2011 from $12.6 million at December 31, 2010. Short-term borrowings are used to manage liquidity on a daily or otherwise short-term basis. The short-term borrowings at December 31, 2011 and 2010, respectively was solely comprised of repurchase agreements. Overnight repurchase agreement balances are monitored daily for sufficient collateralization.  Long-term borrowings increased to $3.2 million in 2011.  Long-term borrowings consisted of a $3.5 million term loan to the Company originally obtained for the purpose of the Greensburg acquisition.  There were no long-term borrowings in 2010.  See Note 12 of the Consolidated Financial Statements for additional information.

Stockholders’ Equity.

Total stockholders’ equity increased $28.7 million or 29.3% to $126.6 million at December 31, 2011 from $97.9 million at December 31, 2010. The increase in stockholders’ equity is attributable to the $8.0 million in consolidated earnings, $39.4 million in capital received from the issuance of preferred stock under the U.S. Department of Treasury Small Business Lending Fund Program, $3.0 million in common stock issued for the acquisition of Greensburg Bancshares and $4.7 million change in accumulated other comprehensive income. The increases were partially offset by $3.6 million in dividends on common stock, $1.8 million in dividends on preferred stock, and $21.1 million in redemption of preferred stock issued under the U.S. Department of Treasury Capital Purchase Program.

Loan Portfolio Composition.

The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the dates indicated.

	December 31, 2011		December 31, 2010
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$78,614	13.7%	$65,570	11.4%
Farmland	11,577	2.0%	13,337	2.3%
1- 4 Family	89,202	15.6%	73,158	12.7%
Multifamily	16,914	2.9%	14,544	2.5%
Non-farm non-residential	268,618	46.8%	292,809	50.8%
Total Real Estate	$464,925	81.0%	$459,418	79.7%
Non-real Estate:
Agricultural	$17,338	3.0%	$17,361	3.0%
Commercial and industrial	68,025	11.9%	76,590	13.3%
Consumer and other	23,455	4.1%	22,970	4.0%
Total Non-real Estate	$108,818	19.0%	$116,921	20.3%
Total loans before unearned income	$573,743	100.0%	$576,339	100.0%
Less: Unearned income	(643)		(699)
Total loans net of unearned income	$573,100		$575,640

	December 31, 2009		December 31, 2008		December 31, 2007
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$78,686	13.3%	$92,029	15.2%	$98,127	17.0%
Farmland	11,352	1.9%	16,403	2.7%	23,065	4.0%
1- 4 Family	77,470	13.1%	79,285	13.1%	84,640	14.7%
Multifamily	8,927	1.5%	15,707	2.6%	13,061	2.3%
Non-farm non-residential	300,673	51.0%	261,744	43.0%	236,474	41.1%
Total Real Estate	$477,108	80.8%	$465,168	76.6%	$455,367	79.1%
Non-real Estate:
Agricultural	$14,017	2.4%	$18,536	3.0%	$16,816	2.9%
Commercial and industrial	82,348	13.9%	105,555	17.4%	81,073	14.1%
Consumer and other	17,226	2.9%	17,926	3.0%	22,517	3.9%
Total Non-real Estate	$113,591	19.2%	$142,017	23.4%	$120,406	20.9%
Total loans before unearned income	$590,699	100.0%	$607,185	100.0%	$575,773	100.0%
Less: Unearned income	(797)		(816)		(517)
Total loans net of unearned income	$589,902		$606,369		$575,256

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

The Company generally requires a maximum loan-to value of 80.0% and a debt service coverage ratio of 1.25x to 1.0x for construction land development loans. In addition, detailed construction cost breakdowns, personal guarantees of borrowers and applicable hazard, title and flood insurance are required. Loans may have a maximum maturity of 24 months for the construction phase and a maximum maturity of 24 months for land development or 60 months for commercial construction. The Company may require additional real estate or non-real estate collateral when deemed appropriate to secure the loan.

The Company has specific guidelines for the underwriting of commercial and industrial loans that is specific for the collateral type and the business type.  Commercial and industrial loans are secured by non-real estate collateral such as equipment, inventory, accounts receivable, or may be unsecured.  Each of these collateral types has maximum loan to value ratios.  Commercial and industrial loans have the same debt service coverage ratio requirements as other loans, which is 1.25x to 1.0x.

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

For renewals, any commercial appraisal greater than two years or greater than one year for residential appraisals must be updated with a Validity Check Memorandum.  Any renewal loan request, in which new money will be disbursed, whether commercial or residential, and the appraisal is older than five years a new appraisal must be obtained.  The Company does not require new appraisals between renewals unless the loan becomes impaired and is considered collateral dependent. At this time, an appraisal may be ordered in accordance with the Company’s Allowance for Loan Losses policy.  The Company does not mitigate risk using products such as credit default agreements and/or credit derivatives.  These, accordingly, have no impact on our financial statements.  The Company does not offer loan products with established loan-funded interest reserves.

Loan Maturities by Type.

The following table summarizes the scheduled repayments of our loan portfolio including non-accruals at December 31, 2011. Loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization.

	December 31, 2011
(in thousands)	One Year or Less	One Through Five Years	After Five Years	Total
Real Estate:
Construction & land development	$46,005	$23,357	$9,252	$78,614
Farmland	4,608	4,688	2,281	11,577
1 - 4 family	27,473	35,931	25,798	89,202
Multifamily	11,603	4,032	1,279	16,914
Non-farm non-residential	107,697	149,898	11,023	268,618
Total Real Estate	$197,386	$217,906	$49,633	$464,925
Non-real Estate:
Agricultural	$6,804	$3,015	$7,519	$17,338
Commercial and industrial	39,604	25,147	3,274	68,025
Consumer and other	10,226	13,196	33	23,455
Total Non-Real Estate	$56,634	$41,358	$10,826	$108,818
Total loans before unearned income	$254,020	$259,264	$60,459	$573,743
Less: unearned income				(643)
Total loans net of unearned income				$573,100

	December 31, 2010
(in thousands)	One Year or Less	One Through Five Years	After Five Years	Total
Real Estate:
Construction & land development	$50,377	$11,979	$3,214	$65,570
Farmland	6,647	3,863	2,827	13,337
1 - 4 family	19,745	24,098	29,315	73,158
Multifamily	7,815	5,426	1,303	14,544
Non-farm non-residential	114,034	172,283	6,492	292,809
Total Real Estate	$198,618	$217,649	$43,151	$459,418
Non-real Estate:
Agricultural	$7,080	$3,414	$6,867	$17,361
Commercial and industrial	46,185	23,869	6,536	76,590
Consumer and other	7,767	15,054	149	22,970
Total Non-Real Estate	$61,032	$42,337	$13,552	$116,921
Total loans before unearned income	$259,650	$259,986	$56,703	$576,339
Less: unearned income				(699)
Total loans net of unearned income				$575,640

The following table sets forth the scheduled contractual maturities at December 31, 2011 and December 31, 2010 of fixed- and floating-rate loans excluding non-accrual loans.

	December 31, 2011			December 31, 2010
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$108,276	$124,052	$232,328	$67,944	$167,399	$235,343
One to five years	160,191	98,972	259,163	127,401	132,345	259,746
Five to 15 years	8,393	36,891	45,284	2,456	30,953	33,409
Over 15 years	8,464	6,054	14,518	9,735	9,388	19,123
Subtotal	$285,324	$265,969	$551,293	$207,536	$340,085	$547,621
Nonaccrual loans			22,450			28,718
Total loans before unearned income			$573,743			$576,339
Less: Unearned income			(643)			(699)
Total loans net of unearned income			$573,100			$575,640

At December 31, 2011, fixed rate loans totaled $285.3 million or 51.8% of total loans excluding non-accrual loans and variable rate loans totaled $266.0 or 48.2% of total loans excluding non-accrual loans.  Throughout 2011, Management added floors to floating rate loans, primarily tied to the prime rate.  As of December 31, 2011, the portfolio consisted of $266.0 million in variable rate loans with $257.4 million or 96.8% at the floor rate.

Non-Performing Assets.

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

(in thousands)	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
Non-accrual loans:
Real Estate:
Construction and land development	$1,520	$3,383	$2,841	$1,644	$1,841
Farmland	562	-	54	182	419
1 - 4 family residential	5,647	1,480	2,814	1,445	1,819
Multifamily	-	1,357	-	-	2
Non-farm non-residential	12,400	21,944	7,439	5,263	4,950
Total Real Estate	$20,129	$28,164	$13,148	$8,534	$9,031
Non-Real Estate:
Agricultural	$315	$446	$-	$-	$-
Commercial and industrial	1,986	76	830	275	978
Consumer and other	20	32	205	320	279
Total Non-Real Estate	$2,321	$554	$1,035	$595	$1,257
Total non-accrual loans	$22,450	$28,718	$14,183	$9,129	$10,288

Loans 90 days and greater delinquent & accruing:
Real Estate:
Construction and land development	$-	$-	$-	$-	$-
Farmland	-	-	-	-	-
1 - 4 family residential	309	1,663	757	185	544
Multifamily	-	-	-	-	-
Non-farm non-residential	419	-	-	-	-
Total Real Estate	$728	$1,663	$757	$185	$544
Non-Real Estate:
Agricultural	$-	$-	$-	$-	$-
Commercial and industrial	-	-	-	17	-
Consumer and other	8	10	28	3	3
Total Non-Real Estate	$8	$10	$28	$20	$3
Total loans 90 days and greater delinquent & accruing	$736	$1,673	$785	$205	$547

Total non-performing loans	$23,186	$30,391	$14,968	$9,334	$10,835

Real Estate Owned:
Real Estate Loans:
Construction and land development	$1,161	$231	$-	$89	$84
Farmland	-	-	-	-	-
1 - 4 family residential	1,342	232	292	223	170
Multifamily	-	-	-	-	-
Non-farm non-residential	3,206	114	366	256	119
Total Real Estate	$5,709	$577	$658	$568	$373
Non-Real Estate Loans:
Agricultural	$-	$-	$-	$-	$-
Commercial and industrial	-	-	-	-	-
Consumer and other	-	-	-	-	-
Total Non-Real Estate	$-	$-	$-	$-	$-
Total Real Estate Owned	$5,709	$577	$658	$568	$373

Total non-performing assets	$28,895	$30,968	$15,626	$9,902	$11,208

Restructured Loans in compliance with modified terms	$17,547	$9,382	$-	$-	$-

Non-performing assets to total loans	5.04%	5.38%	2.65%	1.63%	1.95%
Non-performing assets to total assets	2.13%	2.73%	1.68%	1.14%	1.85%

Nonperforming assets totaled $28.9 million or 2.1% of total assets at December 31, 2011, a decrease of $2.1 million from $31.0 million in December 31, 2010. Management has not identified additional information on any loans not already included in impaired loans or the nonperforming asset total that indicates possible credit problems that could cause doubt as to the ability of borrowers to comply with the loan repayment terms in the future.

Nonperforming assets includes $4.2 million in remaining acquired non-accrual loans and $1.7 million in remaining acquired OREO from Greensburg Bancshares.

Nonperforming assets without those assets acquired by Greensburg totaled $23.0 million at December 31, 2011, a decline of $5.9 million from December 31, 2010.

Non-accrual loans totaled $22.5 million as of December 31, 2011.  The nonaccrual loan balance is concentrated in five credit relationships that total approximately $11.7 million or 50.0% of the nonaccrual balance.  This nonaccrual loan total includes approximately $3.8 million in a participation loan secured by a hotel, $3.8 million secured by two motels, $2.7 million secured by an entertainment complex, and $1.4 million secured by equipment and real estate.

Non-accrual loans decreased in aggregate $6.3 million from December 31, 2010 to December 31, 2011. The decrease was a combination of loans returning to accrual status, the foreclosure of several loans whose collateral was moved to other real estate owned and charge-offs of losses.  The largest credit relationship that returned to accrual status in the first quarter was an $8.6 million loan secured by a climate controlled warehouse and a commercial building.  The largest credit that was partially charged off by $2.7 million was secured by two motels.

Construction and land development nonaccrual loans decreased by $1.9 million from $3.4 million in 2010 to $1.5 million in 2011.

One-to-four family residential nonaccrual loans increased $4.2 million primarily due to several loans many of which were acquired from the purchase of Greensburg.

Multifamily non-accrual loans decreased by $1.4 million in the year end of 2011.  The decrease was concentrated in one relationship that was secured by a condominium complex.  Due to an extended probate process that resulted from the death of a guarantor, the loan went into nonaccrual during the fourth quarter of 2010.  The loan returned to accrual status in the first quarter of 2011.

Non-farm non-residential nonaccrual decreased $9.5 million from $21.9 million in December 31, 2010 to $12.4 million in December 31, 2011.  The decrease in this category was due in part to the previously mentioned relationship secured by a climate controlled warehouse that returned to accrual status in the first quarter of 2011.  The decrease was also the result of a partial charge off for $2.7 million for a loan secured by two motels.  In addition, the collateral for several loans was moved into other real estate owned.

Commercial and industrial non-accrual loans increased by $1.9 million principally due to the addition of three loans secured primarily by equipment and accounts receivables.

Other Real Estate Owned (OREO) totaled approximately $5.7 million as of December 31, 2011.  OREO is composed of several one to four family residential properties totaling $1.3 million, construction and land development lots of approximately $1.2 million, and commercial properties totaling $3.2 million.  Out of this total, approximately $0.9 million of the one-to-four family properties, $0.6 million of the construction and land development properties,  and $0.7 million of the commercial properties were acquired with the acquisition of the Bank of Greensburg.

Restructured loans totaled $17.5 million as of December 31, 2011.  Restructured loans were concentrated in three credit relationships.  The largest credit relationship for $8.9 million is secured by commercial real estate and land development properties.  The second largest credit relationship for $6.0 million is secured by an apartment complex.   The third credit relationship of $1.7 million was secured by a large single family residence which become a restructured loan in the third quarter of 2011.  The modifications were concessions on the interest rate charged for these loans.  The effect of the modifications to the Company was a reduction in interest income.  These loans still have an allocated reserve in the Company's reserve for loan losses.

Impaired loans totaled $51.1 million as of December 31, 2011.  Impaired loans with a valuation allowance totaled $39.9 million and impaired loans without a valuation allowance totaled $11.2 million.  Included in the impaired loan total were $17.5 million in restructured loans that are performing under their new terms.  For more information, see Note 7 to Consolidated Financial Statements.

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

Provisions made pursuant to these processes totaled $10.2 million for 2011 as compared to $5.7 million for 2010. The provisions made for 2011 were taken to provide for current loan losses and to maintain the allowance at a level commensurate with Management’s evaluation of the risks inherent in the loan portfolio. In addition, the level of provisions reflects management's decision to aggressively address non-performing assets by charging off loans that were not performing. Total charge-offs were $10.4 million for  2011 as compared to $5.6 million for 2010.  Recoveries totaled $0.7 million for 2011 and $0.4 million for 2010.

Charged-off real estate construction and land development loans totaled $1.1 million for the year of 2011.  There were $0.1 million in charged-off farmland loans for the year of 2011. Charged-off 1-4 family residential loans totaled $1.6 million for the year of 2011. There were no charged-off multifamily loans in the year of 2011. Charged off non-farm non-residential loans totaled $5.2 million in the year of 2011. Included in the non-farm non-residential charge offs was a $2.7 million charge off for a loan secured by two motels.  Charged-off agricultural loans totaled $23,000 for the year of 2011.  Charged off commercial and industrial loans totaled $1.6 million for the year of 2011.  Charged-off consumer loans and credit cards totaled $0.7 million for the year of 2011.  Included in the $1.5 million in charge-offs in the commercial and industrial loan category was one credit relationship for $1.4 million that was charged off in the second quarter of 2011.  The credit relationship was primarily secured by accounts receivables that were determined by the Company to be fraudulent.  The Company is currently pursuing recourse against the guarantor.  For more information, see Note 7 to Consolidated Financial Statements.

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

The following table shows the allocation of the allowance for loan losses by loan type as of December 31, 2011, 2010, 2009, and 2008.

	December 31, 2011
	Real Estate Loans:					Non-Real Estate Loans:
(in thousands except for %)	Construction and Land Development	Farmland	1-4 Family	Multi-family	Non-farm non-residential	Agricultural	Commercial and Industrial	Consumer and other	Unallocated		Total
Allowance for Loan Loss	$1,002	$65	$1,917	$780	$2,980	$125	$1,407	$314	$289		$8,879
% of Allowance to Total Allowance for Loan Losses	11.3%	0.7%	21.6%	8.8%	33.6%	1.4%	15.8%	3.5%	3.3%		100.0%
% of Loans in Each Category to Total Loans	13.7%	2.0%	15.6%	2.9%	46.8%	3.0%	11.9%	4.1%	N/A	%	100.0%

	December 31, 2010
	Real Estate Loans:					Non-Real Estate Loans:
(in thousands except for %)	Construction and Land Development	Farmland	1-4 Family	Multi-family	Non-farm non-residential	Agricultural	Commercial and Industrial	Consumer and other	Unallocated		Total
Allowance for Loan Loss	$977	$46	$1,891	$487	$3,423	$80	$510	$390	$513		$8,317
% of Allowance to Total Allowance for Loan Losses	11.7%	0.5%	22.7%	5.9%	41.2%	1.0%	6.1%	4.7%	6.2%		100.0%
% of Loans in Each Category to Total Loans	11.4%	2.3%	12.7%	2.5%	50.8%	3.0%	13.3%	4.0%	N/A	%	100.0%

	December 31, 2009
	Real Estate Loans:					Non-Real Estate Loans:
(in thousands except for %)	Construction and Land Development	Farmland	1-4 Family	Multi-family	Non-farm non-residential	Agricultural	Commercial and Industrial	Consumer and other	Unallocated		Total
Allowance for Loan Loss	$1,176	$56	$2,466	$128	$2,727	$82	$1,031	$246	$7		$7,919
% of Allowance to Total Allowance for Loan Losses	14.9%	0.7%	31.2%	1.6%	34.4%	1.0%	13.0%	3.1%	0.1%		100.0%
% of Loans in Each Category to Total Loans	13.3%	1.9%	13.1%	1.5%	51.0%	2.4%	13.9%	2.9%	N/A	%	100.0%

	December 31, 2008
	Real Estate Loans:					Non-Real Estate Loans:
(in thousands except for %)	Construction and Land Development	Farmland	1-4 Family	Multi-family	Non-farm non-residential	Agricultural	Commercial and Industrial	Consumer and other	Unallocated		Total
Allowance for Loan Loss	$315	$39	$1,712	$227	$2,572	$92	$1,119	$355	$51		$6,482
% of Allowance to Total Allowance for Loan Losses	4.9%	0.6%	26.4%	3.5%	39.6%	1.4%	17.3%	5.5%	0.8%		100.0%
% of Loans in Each Category to Total Loans	15.2%	2.7%	13.1%	2.6%	43.0%	3.0%	17.4%	3.0%	N/A	%	100.0%

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
(in thousands)	2011	2010		2009		2008		2007
Balance at beginning of period	$8,317		$7,919		$6,482		$6,193		$6,675

Charge-offs:
Real estate loans:
Construction and land development	$(1,093)		$(5)		$(448)		$(166)		$(386)
Farmland	(144)		-		-		(10)		(123)
1 - 4 family residential	(1,613)		(1,534)		(564)		(260)		(639)
Multifamily	-		-		-		-		-
Non-farm non-residential	(5,193)		(235)		(586)		(256)		(1,901)
Total Real Estate	$(8,043)		$(1,774)		$(1,598)		$(692)		$(3,049)
Non-real Estate:
Agricultural	$(23)	$		$		$		$
Commercial and industrial loans	(1,638)		(3,395)		(678)		(561)		(273)
Consumer and other	(653)		(444)		(603)		(360)		(563)
Total Non-real Estate	$(2,314)		$(3,839)		$(1,281)		$(921)		$(836)
Total charge-offs	$(10,357)		$(5,613)		$(2,879)		$(1,613)		$(3,885)

Recoveries:
Real estate loans:
Construction and land development	$1		$1		$1		$2		$779
Farmland	-		-		1		-		14
1 - 4 family residential	118		11		15		10		14
Multifamily	-		-		-		-		-
Non-farm non-residential	13		30		-		57		4
Total Real Estate	$132		$42		$17		$69		$811
Non-real Estate:
Agricultural	$2		$-		$-		$-		$-
Commercial and industrial loans	371		164		28		10		148
Consumer and other	227		151		116		189		201
Total Non-real Estate	$600		$315		$144		$199		$349
Total recoveries	$732		$357		$161		$268		$1,160

Net charge-offs	$(9,625)		$(5,256)		$(2,718)		$(1,345)		$(2,725)
Provision for loan losses	10,187		5,654		4,155		1,634		1,918
Additional provision from acquisition	-		-		-		-		325

Balance at end of period	$8,879		$8,317		$7,919		$6,482		$6,193

Ratios:
Net loan charge-offs to average loans	1.65%		0.89%		0.45%		0.22%		0.50%
Net loan charge-offs to loans at end of period	1.68%		0.91%		0.46%		0.22%		0.47%
Allowance for loan losses to loans at end of period	1.55%		1.44%		1.34%		1.07%		1.08%
Net loan charge-offs to allowance for loan losses	108.40%		63.20%		34.32%		20.75%		44.00%
Net loan charge-offs to provision charged to expense	94.48%		92.96%		65.42%		82.32%		142.04%

Investment Securities Portfolio.

The securities portfolio totaled $633.2 million at December 31, 2011 and consisted principally of U.S. Government agency securities,  corporate debt securities, mutual funds or other equity securities and municipal bonds. The portfolio provides us with a relatively stable source of income and provides a balance to interest rate and credit risks as compared to other categories of the balance sheet.

U.S. Government Agency, also known as Government Sponsored Enterprises (GSEs), are privately owned but federally chartered companies. While they enjoy certain competitive advantages as a result of their government charters, their debt obligations are unsecured and are not direct obligations of the U.S. Government. However, debt securities issued by GSEs are considered to be of high credit quality and the senior debt of GSEs is AA+/Aaa rated. GSEs raise funds through a variety of debt issuance programs, including:

●	Federal Home Loan Mortgage Corporation (Freddie Mac)
●	Federal National Mortgage Association (Fannie Mae)
●	Federal Home Loan Bank (FHLB)
●	Federal Farm Credit Bank System (FFCB)

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

Mutual funds are a professionally managed type of collective investment that pools money from many investors and invests it in stocks, bonds, short-term money market instruments, and/or other securities. The mutual fund will have a fund manager that trades the pooled money on a regular basis. Mutual funds allow investors spread their investment around widely.

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

At December 31, 2011, $13.5 million or 2.1% of our securities (excluding Federal Home Loan Bank of Dallas stock) were scheduled to mature in less than one year and securities with maturity dates 10 years and over totaled 44.1% of the total portfolio. The average maturity of the securities portfolio was 7.3 years.

At December 31, 2011, securities totaling $520.5 million were classified as available for sale and $112.7 million were classified as held to maturity, compared to $322.1 million classified as available for sale and $159.8 million classified as held to maturity at December 31, 2010.  Gross realized gains were $3.5 million, $3.0 million and $2.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. Gross realized losses were $0, $9,000 and $0.1 million for the years 2011, 2010 and 2009, respectively. The tax (benefit) provision applicable to these realized net (losses)/gains amounted to $1.2 million, $1.0 million, and $0.7 million for 2011, 2010 and 2009, respectively.  Proceeds from sales of securities classified as available for sale amounted to $39.6 million, $31.8 million and $22.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Management believes that the Company has both the intent and ability to hold to maturity the $112.7 million in securities placed in this category.  Management has modeled the investment portfolio for liquidity risks and believes that the Company has the ability under multiple interest rate scenarios to hold the portfolio to maturity.  Securities classified as available for sale are measured at fair market value and securities classified as held to maturity are measured at book value. The Company obtains fair value measurements from an independent pricing service to value securities classified as available for sale. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, market yield curves, prepayment speeds, credit information and the instrument’s contractual terms and conditions, among other things.  For more information on securities and fair market value see Notes 5 and 23 to the Consolidated Financial Statements.

Total net securities gains were $3.5 million of which net AFS gains totaled $3.3 million and net HTM gains from securities called totaled $0.2 million at December 31, 2011. Securities classified as available for sale had gross unrealized gains totaling $8.3 million at December 31, 2011, which includes $1.4 million in unrealized gains on agency securities, $6.3 million in unrealized gains on corporate bonds, $38,000 in unrealized gains on mutual funds or other equity securities, and $0.6 million in unrealized gains on municipal bonds. Securities classified as available for sale had gross unrealized losses totaling $1.6 million at December 31, 2011, which includes $0.3 million in unrealized losses on agency securities, $1.2 million in unrealized losses on corporate bonds, and $1,000 in unrealized losses on municipal bonds. Securities classified as held to maturity had gross unrealized losses totaling $4,000 at December 31, 2011. Held to maturity securities had $0.5 million in unrealized gains as of December 31, 2011. At December 31, 2010, securities classified as available for sale had gross unrealized losses totaling $5.5 million.

At December 31, 2011, 141 debt securities and 1 municipal security have gross unrealized losses of $1.6 million or 1.8% of amortized cost. The Company believes that it will collect all amounts contractually due and has the intent and the ability to hold these securities until the fair value is at least equal to the carrying value. The Company had 9 U.S. Government agency securities and 116 corporate debt securities that had gross unrealized losses for less than 12 months. The Company had 9 corporate debt securities which have been in a continuous unrealized loss position for 12 months or longer. All securities with unrealized losses greater than 12 months were classified as available for sale totaling $3.4 million. Securities with unrealized losses less than 12 months included $80.7 million classified as available for sale and $3.0 million in held to maturity agency securities.

Average securities as a percentage of average interest-earning assets were 46.7% for the year December 31, 2011 and 35.5% for the year ended December 31, 2010.  At December 31, 2011 and 2010 the carrying value of securities pledged to secure public funds totaled $428.6 million and $290.0 million, respectively.

A summary comparison of securities by type at December 31, 2011 and December 31, 2010 is shown below.

	December 31, 2011				December 31, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Government Agencies	$319,113	$1,422	$(328)	$320,207	$172,958	$242	$(3,982)	$169,218
Corporate debt securities	171,927	6,250	(1,222)	176,955	139,425	4,821	(1,375)	142,871
Mutual funds or other equity securities	2,773	38	-	2,811	750	3	(88)	665
Municipal bonds	19,916	609	(1)	20,524	9,388	-	(14)	9,374
Total available for sale securities	$513,729	$8,319	$(1,551)	$520,497	$322,521	$5,066	$(5,459)	$322,128

Held to maturity:
U.S. Government Agencies	$112,666	$535	$(4)	$113,197	$159,833	$-	$(4,507)	$155,326
Total held to maturity securities	$112,666	$535	$(4)	$113,197	$159,833	$-	$(4,507)	$155,326

The Company believes that the securities with unrealized losses reflect impairment that is temporary and that there are currently no securities with other-than-temporary impairment. Other-than-temporary impairment charges were $0.1 million in 2011 and consisted of the write down of two BBC Capital Trust bonds. In August of 2011 these bonds were sold and $45,000 of the write-down was recovered and recognized as a gain on sale of securities in other noninterest income. During 2010, the Company did not record an impairment write-down on its securities and during 2009, the Company recorded an impairment writedown totaling $0.8 million. The impairment writedown consisted of one corporate debt security totaling $0.2 million issued by Colonial Bank which had an unrealized loss of $0.2 million, three asset backed securities totaling $0.4 million issued by ALESCO which had unrealized losses of $0.4 million and two asset backed securities totaling $0.2 million issued by TRAPEZA which had unrealized losses of $0.2 million.

Investment Portfolio Maturities and Yields.

The composition and maturities of the investment securities portfolio at December 31, 2011 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2011
	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years
(in thousands except for %)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Available for sale:
U.S. Government Agencies	$2,026	0.3%	$8,512	1.5%	$98,502	2.4%	$210,074	3.2%
Corporate debt securities	9,916	6.6%	47,835	4.3%	47,835	4.4%	6,453	6.3%
Mutual funds or other equity securities	-	-%	-	-%	-	-%	2,773	2.8%
Municipal bonds	1,325	2.5%	3,550	0.9%	8,242	3.1%	6,798	4.2%
Total available for sale securities	$13,267	5.2%	$59,897	3.7%	$214,467	3.5%	$226,098	3.3%

Held to maturity:
U.S. Government Agencies	$-	-%	$10,015	1.9%	$50,535	3.1%	$52,116	3.8%
Total held to maturity securities	$-	-%	$10,015	1.9%	$50,535	3.1%	$52,116	3.8%

	December 31, 2011
(in thousands except for %)	Amortized Cost	Fair Value	Weighted Average Yield
Available for sale:
U.S. Government Agencies	$319,113	$320,207	2.9%
Corporate debt securities	171,927	176,956	4.6%
Mutual funds or other equity securities	2,773	2,810	2.5%
Municipal bonds	19,916	20,524	3.0%
Total available for sale securities	$513,729	$520,497	3.5%

Held to maturity:
U.S. Government Agencies	$112,666	$113,197	3.9%
Total held to maturity securities	$112,666	$113,197	3.3%

Deposits.

The following table sets forth the distribution of our total deposit accounts, by account type, for the periods indicated.

	December 31, 2011			December 31, 2010			December 31, 2009
(in thousands except for %)	Balance	As % of Total	Weighted Average Rate	Balance	As % of Total	Weighted Average Rate	Balance	As % of Total	Weighted Average Rate
Noninterest-bearing Demand	$167,925	13.9%	0.0%	$130,897	13.0%	0.0%	$131,818	16.5%	0.0%
Interest-bearing Demand	289,408	24.0%	0.4%	192,139	19.1%	0.5%	188,252	23.5%	0.6%
Savings	57,452	4.7%	0.1%	46,663	4.6%	0.1%	40,272	5.0%	0.2%
Time	692,517	57.4%	1.9%	637,684	63.3%	2.3%	439,404	55.0%	2.8%
Total Deposits	$1,207,302	100.0%		$1,007,383	100.0%		$799,746	100.0%

The aggregate amount of time deposits having a remaining term of more than year for the next five years are as follows:

(in thousands)	December 31, 2011
2012	$486,690
2013	115,751
2014	45,704
2015	32,038
2016 and thereafter	12,334
Total	$692,517

The table above includes, for December 31, 2011, brokered deposits totaling $5.3 million of which $0.3 million were in reciprocal time deposits acquired from the Certificate of Deposit Account Registry Service (CDARS).  The aggregate amount of jumbo time deposits, each with a minimum denomination of $100,000, was approximately $463.0 million and $420.1 million at December 31, 2011 and 2010, respectively.

The following table sets forth the distribution of our time deposit accounts.

(in thousands)	December 31, 2011	December 31, 2010
Time deposits of less than $100,000	$229,505	$217,541
Time deposits of $100,000 through $250,000	166,962	157,127
Time deposits of more than $250,000	296,050	263,016
Total Time Deposits	$692,517	$637,684

As of December 31, 2011, the aggregate amount of time deposit in amounts greater than or equal to $100,000 was approximately $463.0 million.  The following table sets forth the maturity of these time deposits as of December 31, 2011, 2010 and 2009.

	December 31, 2011		December 31, 2010		December 31, 2009
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Due in one year or less	$339,192	1.5%	$209,979	1.3%	$234,685	1.7%
Due after one year through three years	100,318	2.3%	189,833	2.6%	199,300	3.9%
Due after three years	23,502	3.0%	20,331	3.5%	16,577	4.9%
Total	$463,012	1.8%	$420,143	2.0%	$271,192	2.1%

The following table sets forth public funds as a percent of total deposits.

(in thousands except for %)	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Total Public Funds	$431,905	$356,153	$268,474	$225,766
Total Deposits	$1,207,302	$1,007,383	$799,746	$780,382
Total Public Funds as a percent of Total Deposits	35.8%	35.4%	33.6%	28.9%

Borrowings.

The following table sets forth information concerning balances and interest rates on all of our short-term borrowings at the dates and for the periods indicated.

(in thousands except for %)	December 31, 2011	December 31, 2010	December 31, 2009
Outstanding at year end	$12,223	$12,589	$11,929
Maximum month-end outstanding	$22,493	$30,465	$26,372
Average daily outstanding	$11,030	$13,086	$18,233
Weighted average rate during the year	0.18%	0.21%	0.81%
Average rate at year end	0.21%	0.21%	0.23%

Stockholders’ Equity and Return on Equity and Assets.

Stockholders’ equity provides a source of permanent funding, allows for future growth and the ability to absorb unforeseen adverse developments. At December 31, 2011, stockholders’ equity totaled $126.6 million compared to $97.9 million at December 31, 2010.  Information regarding performance and equity ratios is as follows:

	December 31, 2011	December 31, 2010	December 31, 2009
Return on average assets	0.65%	0.99%	0.80%
Return on average common equity	9.77%	12.65%	10.84%
Dividend payout ratio	59.60%	40.94%	50.82%

Results of Operations for the Years Ended December 31, 2011 and 2010

Net Income.

Net income for the year ended December 31, 2011 was $8.0 million, a decrease of $2.0 million or 25.0%, from $10.0 million for the year ended December 31, 2010. Net income available to common shareholders for the period ending December 31, 2011 was $6.1 million, a decrease of $2.6 million from the $8.7 million for the year ended December 31, 2010. The decrease is primarily attributable to an increase of $4.5 million in the provision for loan loss expense. Net interest income increased by $1.3 million.  In addition, net gains on sales of securities increased $0.7 million from $2.8 million in 2010 to $3.5 million in 2011 while having a loss from impaired securities in 2011 of $0.1 million compared to having no loss in on impaired securities in 2010. Noninterest expense increased $2.0 million primarily from increased salaries expense as well as an increase in other expenses which include: professional fees, data processing, advertising, insurance, travel, depreciation, sales and franchise tax as well as tax on capital. Income tax expense decreased by $1.5 million due to the decrease in net income and the increase in non-taxable income from the Company's gain on bargain purchase. Earnings per common share for the year ended December 31, 2011 was $0.98 per common share, a decrease of 31.0% or $0.44 per common share from $1.42 per common share for the year ended December 31, 2010.

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

Net interest income in 2011 was $39.5 million, an increase of $1.3 million or 3.5%, when compared to $38.2 million in 2010.  Loans, on average for 2011, were our largest interest-earning asset, and 46.4% of our total loans (less nonaccruals and unearned income) are floating rate loans which are primarily tied to the prime lending rate.  Loans which have floors greater than the rate due under the variable rate provision are considered fixed rate loans until such time that the floors equals the rate due under the variable rate provision.  The Company’s investment portfolio continued to increase in size relative to the loan portfolio during 2011.  The interest income from securities was $19.7 million in 2011, an increase of $4.7 million from 2010.  Securities interest income represented approximately 36.0% of interest income for 2011 and 29.2% in 2010.  The cost of our interest-bearing liabilities was positively impacted by the reduction all cost of funds paid on interest-bearing liabilities. As of December 31, 2011, time deposits represented 57.4% of our total deposits, which is a decrease from 63.3% of total deposits at December 31, 2010.  Comparing 2011 to 2010, the average yield on interest-earning assets decreased by 0.7% and the average rate paid on interest-bearing liabilities decreased by 0.1%. The net yield on interest-earning assets was 3.0% for the year ended December 31, 2011, compared to 3.6% for 2010.

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

	December 31, 2011			December 31, 2010			December 31, 2009
(in thousands except for %)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-earning deposits with banks (1)	$29,733	$50	0.2%	$16,932	$41	0.2%	$35,800	$388	1.1%
Securities (including FHLB stock)	555,808	19,691	3.5%	342,589	15,043	4.4%	245,952	11,085	4.5%
Federal funds sold	23,172	19	0.1%	11,007	13	0.1%	24,662	34	0.1%
Loans, net of unearned income	582,687	34,849	6.0%	593,520	36,293	6.1%	599,744	35,684	6.0%
Total interest-earning assets	$1,191,400	$54,609	4.6%	$964,039	$51,390	5.3%	$906,158	$47,191	5.2%

Noninterest-earning assets:
Cash and due from banks	$9,418			$17,961			$17,775
Premises and equipment, net	17,893			16,662			16,175
Other assets	11,876			17,019			8,448
Total Assets	$1,230,587			$1,015,681			$948,556

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Demand deposits	$221,053	$920	0.4%	$185,195	$846	0.5%	$203,467	$1,179	0.6%
Savings deposits	53,043	50	0.1%	43,544	42	0.1%	41,747	98	0.2%
Time deposits	679,736	13,962	2.1%	529,181	12,218	2.3%	479,255	13,310	2.8%
Borrowings	12,742	186	1.5%	27,324	117	0.4%	22,907	257	1.1%
Total interest-bearing liabilities	$966,574	$15,118	1.6%	$785,244	$13,223	1.7%	$747,376	$14,844	2.0%

Noninterest-bearing liabilities:
Demand deposits	$149,523			$125,520			$117,805
Other	6,169			5,343			6,240
Total Liabilities	$1,122,266			$916,107			$871,421

Stockholders' equity	108,321			99,574			77,135
Total Liabilities and Stockholders'	$1,230,587			$1,015,681			$948,556
Net interest income		$39,491			$38,167			$32,347

Net interest rate spread (2)			3.0%			3.6%			3.2%
Net interest-earning assets (3)	$224,826			$178,795			$158,782
Net interest margin (4)			3.3%			4.0%			3.6%

Average interest-earning assets to interest-bearing liabilities			123.3%			122.8%			121.2%

(1)	Interest-earning deposits with banks include reserves kept with the Federal Reserve Bank that are classified on the balance sheet as "cash and due from banks". The reserves are not classified as interest-earning demand deposits on the balance sheet because interest is only paid on amounts in excess of minimum reserve requirements.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended December 31,
	2011 Compared to 2010				2010 Compared to 2009
	Increase (Decrease) Due To				Increase (Decrease) Due To
(in thousands except for %)	Volume	Rate	Rate/Volume	Increase/Decrease	Volume	Rate	Rate/Volume	Increase/Decrease
Interest earned on:
Interest-earning deposits with banks	$31	$(13)	$(9)	$9	$(204)	$(301)	$158	$(347)
Securities (including FHLB stock)	9,363	(2,905)	(1,809)	4,649	4,355	(285)	(112)	3,958
Federal funds sold	14	(4)	(4)	6	(19)	(5)	3	(21)
Loans held for sale	(5)	(5)	5	(5)	(2)	-	-	(2)
Loans, net of unearned income	(657)	(797)	14	(1,440)	(368)	989	(10)	611
Total interest income	$8,746	$(3,724)	$(1,803)	$3,219	$3,762	$398	$39	$4,199

Interest paid on:
Demand deposits	$164	$(75)	$(15)	$74	$(106)	$(249)	$22	$(333)
Savings deposits	9	(1)	-	8	4	(58)	(2)	(56)
Time deposits	3,476	(1,349)	(384)	1,743	1,387	(2,245)	(234)	(1,092)
Borrowings	(62)	282	(150)	70	50	(159)	(31)	(140)
Total interest expense	$3,587	$(1,143)	$(549)	$1,895	$1,335	$(2,711)	$(245)	$(1,621)

Change in net interest income	$5,159	$(2,581)	$(1,254)	$1,324	$2,427	$3,109	$284	$5,820

Provision for Loan Losses.

The provision for loan losses was $10.2 million and $5.7 million in 2011 and 2010, respectively. The increased 2011 provisions were attributable to $9.6 million in net loan charge-offs during 2011 compared to $5.3 million in 2010. Of the loan charge-offs in 2011, approximately $8.0 million were loans secured by real estate of which $5.2 million were commercial real estate and approximately $2.7 million were residential properties. The loan charge-offs for commercial and industrial loans totaled $1.6 million. Recoveries for 2011 of $0.7 million were recognized on loans previously charged off as compared to $0.4 million in 2010. The allowance for loan losses at December 31, 2011 was $8.9 million, compared to $8.3 million at December 31, 2010, and was 1.55% and 1.44% of total loans, respectively. Management believes that the current level of the allowance is adequate to cover losses in the loan portfolio given the current economic conditions, expected net charge-offs and nonperforming asset levels.

Noninterest Income.

Noninterest income totaled $11.3 million in 2011, an increase of $1.7 million when compared to $9.6 million in 2010. Service charges, commissions and fees totaled $4.6 million for 2011 and $4.1 million for 2010. The increase was mainly attributable to a $1.7 million gain on bargain purchase. Net securities gains were $3.5 million in 2011 compared to $2.8 million in 2010. There were $0.1 million in other-than-temporary impairment charges in 2011 compared to no impairment charges on securities in 2010. Net gains on sale of loans were $0.1 million in 2011 and $0.3 million in 2010. Other noninterest income increased $0.1 million to $1.5 million in 2011 from $1.4 million in 2010.

Noninterest Expense.

Noninterest expense totaled $28.8 million in 2011 and $26.8 million in 2010. Salaries and benefits increased $0.8 million in 2011 to $12.5 million compared to $11.8 million in 2010. This can be partly explained by the total number of employees increasing from 246 full-time equivalents at December 31, 2010 to 269 at December 31, 2011. Occupancy and equipment expense totaled $3.5 million and $3.2 million in 2011 and 2010, respectively. Regulatory assessment expense totaled $1.7 million in 2011 compared to $1.5 million in 2010. For 2011 the net cost of other real estate and repossessions increased $0.5 million to $1.3 million, when compared to $0.9 million in 2010. Other noninterest expense totaled $12.8 million in 2011, an increase of $1.0 million or 8.0% when compared to $11.9 million in 2010. This increase is largely due to an increase of legal and professional fees resulting from acquisition activity as well as regulatory assessments and other noninterest expenses.

The following is a summary of the significant components of other noninterest expense:

(in thousands)	December 31, 2011	December 31, 2010	December 31, 2009
Other noninterest expense:
Legal and professional fees	$2,208	$1,791	$1,254
Data processing	1,230	1,143	1,067
Marketing and public relations	654	1,426	809
Taxes - sales, capital, and franchise	640	620	529
Operating supplies	574	594	537
Travel and lodging	492	435	398
Telephone	197	177	192
Amortization of core deposits	285	218	291
Donations	297	778	221
Net costs from other real estate and repossessions	1,317	858	399
Regulatory assessment	1,663	1,496	2,049
Other	3,262	2,331	2,618
Total other noninterest expense	$12,819	$11,867	$10,364

During 2010, the Company made a noncash donation of approximately $0.7 million associated with the sale of our sale the Benton, Louisiana branch facility.  This donation is reflected in marketing and public relations expense.

Total noninterest expense includes expenses paid to related parties. Related parties include the Company’s executive officers, directors and certain business organizations and individuals with which such persons are associated. During the years ended 2011 and 2010, the Company paid approximately $2.3 million, $2.2 million and $2.2 million, respectively, for goods  and services from related parties for the years 2011, 2010 and 2009, respectively. See Note 17 to the Consolidated Financial Statements for additional information.

Income Taxes.

The provision for income taxes for the years ended December 31, 2011, 2010, and 2009 was $3.7 million, $5.2 million, and $3.7 million respectively. The decrease in the provision for income taxes is a result of lower income and an increase in non-taxable income for 2011 when compared to 2010. The Company's statutory tax rate in 2011 was 34.0% which was relatively unchanged from 34.2% and 34.0% in 2010 and 2009 respectively. See Note 20 to the Consolidated Financial Statements for additional information.

Results of Operations for the Years Ended December 31, 2010 and 2009

Net Income.

Net income for the year ended December 31, 2010 was $10.0 million, an increase of $2.4 million or 32.0%, from $7.6 million for the year ended December 31, 2009. Net income available to common shareholders for the year ended December 31, 2010 was $8.7 million, an increase of $1.7 million from the $7.0 million for the year ended December 31, 2009. The increase in income can be largely attributed to an increase of $4.0 million in securities interest income as well as a year over year reduction of $1.6 million in interest expense. Net interest income increased by $5.8 million and the provision for loan losses increased $1.5 million. In addition, net gains on sales of securities increased $0.8 million from $2.1 million in 2009 to $2.8 million in 2010 as well as no loss from impaired securities in 2010 compared to a $0.8 million loss in 2009. Noninterest expense increased $2.8 million primarily from increased salaries expense as well as an increase in other expenses which include: professional fees, data processing, advertising, insurance, travel, depreciation, sales and franchise tax as well as tax on capital. Income tax expense increased by $1.5 million due to the increase in net income. Earnings per common share for the year ended December 31, 2010 was $1.42 per common share, an increase of 24.6% or $0.28 per common share from $1.14 per common share for the year ended December 31, 2009.

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

Noninterest Expense.

Noninterest expense totaled $26.8 million in 2010 and $24.0 million in 2009. Salaries and benefits increased $1.0 million in 2010 to $11.8 million compared to $10.8 million in 2009. This can be partly explained by the total number of employees increasing from 230 full-time equivalents at December 31, 2009 to 246 at December 31, 2010; and partly due to the efforts of the Bank and its management team to attract and retain quality employees. Occupancy and equipment expense totaled $3.2 million and $2.9 million in 2010 and 2009, respectively. Regulatory assessment expense totaled $1.5 million in 2010 compared to $2.0 million in 2009. During the second quarter of 2009, a special assessment was imposed on all financial institutions. The 2009 special assessment for the Company totaled $0.4 million. For 2010 the net cost of other real estate and repossessions increased $0.5 million in 2010 to $0.9 million, when compared to $0.4 million in 2009. Other noninterest expense totaled $9.5 million in 2010, an increase of $1.6 million or 20.2% when compared to $7.9 million in 2009. This increase is largely due to an increase of $0.7 million in marketing and public relations, which is the result of a donation of $0.7 million of the purchase price to a government entity that purchased a building from the Bank, $0.5 million increase in professional fees relating to the acquisition of the Bank of Greensburg in Greensburg, LA, and an increase of $0.2 million in data processing expenses.

Income Taxes.

The provision for income taxes for the years ended December 31, 2010 and 2009 was $5.2 million and $3.7 million, respectively. The increase in the provision for income taxes is a result of higher income for 2010 when compared to 2009. The Company's statutory tax rate in 2010 was 34.2% which was relatively unchanged from 34.0% in 2009, respectively.

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

The majority of our assets and liabilities are monetary in nature. Consequently, one of our most significant forms of market risk is interest rate risk. Our assets, consisting primarily of loans secured by real estate and fixed rate securities in our investment portfolio, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has established an Asset/Liability Committee which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. Senior Management monitors the level of interest rate risk on a regular basis and the Asset/Liability Committee, which consists of executive Management and other bank personnel operating under a policy adopted by the Board of Directors, meets as needed to review our asset/liability policies and interest rate risk position.

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

We monitor interest rate risk using an interest sensitivity analysis set forth on the following table. This analysis, which we prepare monthly, reflects the maturity and repricing characteristics of assets and liabilities over various time periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at December 31, 2011 shown below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

	December 31, 2011
	Interest Sensitivity Within
(in thousands)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$133,824	$119,553	$253,377	$319,723	$573,100
Securities (including FHLB stock)	2,750	10,755	13,505	620,301	633,806
Federal Funds Sold	68,630	-	68,630	-	68,630
Other earning assets	2	-	2	-	2
Total earning assets	$205,206	$130,308	$335,514	$940,024	$1,275,538

Source of Funds:
Interest-bearing accounts:
Demand deposits	$144,704	$-	$144,704	$144,704	$289,408
Savings deposits	28,726	-	28,726	28,726	57,452
Time deposits	156,357	330,333	486,690	205,827	692,517
Short-term borrowings	12,223	-	12,223	-	12,223
Long-term borrowings	-	-	-	3,200	3,200
Noninterest-bearing, net	-	-	-	220,738	220,738
Total source of funds	$342,010	$330,333	$672,343	$603,195	$1,275,538

Period gap	$(136,804)	$(200,025)	$(336,829)	$336,829
Cumulative gap	$(136,804)	$(336,829)	$(336,829)	$-

Cumulative gap as a percent of earning assets	-10.7%	-26.4%	-26.4%

Net Interest Income at Risk.

Net interest income (NII) at risk measures the risk of a decline in earnings due to changes in interest rates. The table below presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in the yield curve at December 31, 2011. Shifts are measured in 100 basis point increments (+ 200 through - 200 basis points,) from base case. Base case encompasses key assumptions for asset/liability mix, loan and deposit growth, pricing, prepayment speeds, deposit decay rates, securities portfolio cash flows and reinvestment strategy and the market value of certain assets under the various interest rate scenarios. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period; the instantaneous shocks are performed against that yield curve.

December 31, 2011
Change in Interest Rates (basis points)	Estimated Increase(Decrease) in NII
-200	0.3%
-100	0.1%
Stable	0.0%
+100	-1.7%
+200	-5.4%

The increasing rate scenarios show lower levels of net interest income and higher levels of volatility.  The decreasing scenarios show slightly higher levels of NII. These scenarios are instantaneous shocks that assume balance sheet management will mirror the base case.  Should the yield curve begin to rise or fall, Management has several strategies available to maximize earnings opportunities or offset the negative impact to earnings.  For example, in a falling rate environment, deposit pricing strategies could be adjusted to further sway customer behavior to non-contractual or short-term (less than 12 months) contractual deposit products which would reset downward with the changes in the yield curve and prevailing market rates. Another opportunity at the start of such a cycle would be reinvesting the securities portfolio cash flows into longer term, non-callable bonds that would lock in higher yields.

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

Liquidity and Capital Resources

On September 22, 2011, the Company received $39.4 million in funds from the U.S. Treasury's Small Business Lending Fund ("SBLF") program.  A portion of the funds from the SBLF were used to redeem the Company's Series A and B Preferred Stock issued to the Treasury under the CPP.  The dividend rate on the shares of the preferred stock issued in connection with the SBLF will be dependent on the Company's volume of qualified small business loans. The initial dividend rate is 5.0%.

Liquidity.

Liquidity refers to the ability or flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available to meet customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. Liquid assets include cash and due from banks, interest-earning demand deposits with banks, federal funds sold and available for sale investment securities. Including securities pledged to collateralize public fund deposits, these assets represent 32.8% and 32.4% of the total liquidity base at December 31, 2011 and 2010, respectively.

Loans maturing or repricing within one year or less at December 31, 2011 totaled $247.7 million.  At December 31, 2011, time deposits maturing within one year or less totaled $488.3 million.

The Company maintained a net borrowing capacity at the Federal Home Loan Bank totaling $134.9 million and $52.2 million at December 31, 2011 and 2010, respectively. This increase in availability at Federal Home Loan Bank during 2011 primarily resulted from the use of fewer FHLB letters of credit to secure public funds.  We also maintain federal funds lines of credit at three correspondent banks with borrowing capacity of $41.1 million as of December 31, 2011.  The Company maintains a revolving line of credit for $2.5 million with an availability of $2.5 million at December 31, 2011.  At December 31, 2011, the Company did not have an outstanding balance on these lines of credit. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources

The Company's capital position is reflected in stockholders’ equity, subject to certain adjustments for regulatory purposes.  Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total equity increased to $126.6 million as of December 31, 2011 from $97.9 million as of December 31, 2010.  The increase in stockholders’ equity resulted from the issuance of $39.4 million in Series C preferred stock, net income of $8.0 million, a change in accumulated other comprehensive income of $4.7 million and issuance of common stock for the Greensburg Bancshares acquisition of $3.0 million. The increases were partially offset by the redemption of $21.1 million of Series A and B preferred stock, dividends paid to common stockholders totaling $3.6 million and preferred stock dividends totaling $1.8 million.  Cash dividends paid to common shareholders were $0.58 per share for the twelve month periods ending December 31, 2011 and 2010.

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

Set forth below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at December 31, 2011 and December 31, 2010:

Contract Amount
(in thousands)	December 31, 2011	December 31, 2010
Commitments to Extend Credit	$13,264	$20,561
Unfunded Commitments under lines of credit	$69,522	$74,643
Commercial and Standby letters of credit	$6,745	$5,681

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

Standby and commercial letters of credit are conditional commitments to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The majority of these guarantees are short-term, one year or less; however, some guarantees extend for up to three years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral requirements are the same as on-balance sheet instruments and commitments to extend credit.  There were no losses incurred on any commitments in 2011, 2010 or 2009.

Contractual Obligations

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2011. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

Payments Due by Period:	December 31, 2011
(in thousands)	One Year or Less	One Through Three Years	Over Three Years	Total
Operating leases	$21	$21	$11	$53
Software contracts	1,696	2,882	905	5,483
Time deposits	486,690	161,455	44,372	692,517
Short-term borrowings	12,223	-	-	12,223
Long-term borrowings	600	1,200	1,400	3,200
Total	$502,866	$165,967	$44,643	$713,476

Impact of Inflation and Changing Prices

The consolidated financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, the majority of the Company’s assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on the Company’s performance than does the effect of inflation. Although fluctuations in interest rates are neither completely predictable or controllable, the Company regularly monitors its interest rate position and oversees its financial risk Management by establishing policies and operating limits (see “Asset/Liability Management and Market Risk” section). Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates. Although not as critical to the banking industry as to other industries, inflationary factors may have some impact on the Company’s growth, earnings, total assets and capital levels. Management does not expect inflation to be a significant factor in 2012.

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

For discussion on this matter, see the “Asset/Liability Management and Market Risk” section of this analysis.

Item 8 - Financial Statements and Supplementary Data

Report of Castaing, Hussey & Lolan, LLC
Independent Registered Accounting Firm

To the Stockholders and Board of Directors
First Guaranty Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of First Guaranty Bancshares, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Guaranty Bancshares, Inc. as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also audited, in accordance with the standards of the American Institute of Certified Public Accountants, First Guaranty Bancshares, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March, 29, 2012, expressed an unqualified opinion thereon.

/s/ Castaing, Hussey & Lolan, LLC

Castaing, Hussey & Lolan, LLC
New Iberia, Louisiana
March 29, 2012

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2011	December 31, 2010
Assets
Cash and cash equivalents:
Cash and due from banks	$43,810	$35,695
Interest-earning demand deposits with banks	2	13
Federal funds sold	68,630	9,129
Cash and cash equivalents	$112,442	$44,837

Investment securities:
Available for sale, at fair value	$520,497	$322,128
Held to maturity, at cost (estimated fair value of $113,197 and $155,326, respectively)	112,666	159,833
Investment securities	$633,163	$481,961

Federal Home Loan Bank stock, at cost	$643	$1,615

Loans, net of unearned income	$573,100	$575,640
Less: allowance for loan losses	8,879	8,317
Net loans	$564,221	$567,323

Premises and equipment, net	$19,921	$16,023
Goodwill	1,999	1,999
Intangible assets, net	2,811	1,729
Other real estate, net	5,709	577
Accrued interest receivable	8,128	7,664
Other assets	4,829	9,064
Total Assets	$1,353,866	$1,132,792

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing demand	$167,925	$130,897
Interest-bearing demand	289,408	192,139
Savings	57,452	46,663
Time	692,517	637,684
Total deposits	$1,207,302	$1,007,383

Short-term borrowings	$12,223	$12,589
Accrued interest payable	3,509	3,539
Long-term borrowing	3,200	-
Other liabilities	1,030	11,343
Total Liabilities	$1,227,264	$1,034,854

Stockholders' Equity
Preferred stock:
Series A - $1,000 par value - authorized 5,000 shares; issued and outstanding 0 and 2,069.9 shares	$-	$19,859
Series B - $1,000 par value - authorized 5,000 shares; issued and outstanding 0 and 103 shares	-	1,116
Series C - $1,000 par value - authorized 39,435 shares; issued and outstanding 39,435 and 0 shares	39,435	-
Common stock: ¹
$1 par value - authorized 100,600,000 shares; issued and outstanding 6,294,227 and 6,115,608 shares, respectively	6,294	6,116
Surplus	39,387	36,240
Retained earnings	37,019	34,866
Accumulated other comprehensive income (loss)	4,467	(259)
Total Stockholders' Equity	$126,602	$97,938
Total Liabilities and Stockholders' Equity	$1,353,866	$1,132,792
See Notes to the Consolidated Financial Statements.
¹All share amounts have been restated to reflect the ten percent stock dividend paid February 24, 2012 to stockholders of record as of February 17, 2012.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
(in thousands, except share data)	December 31, 2011	December 31, 2010	December 31, 2009
Interest Income:
Loans (including fees)	$34,839	$36,288	$35,677
Loans held for sale	10	5	7
Deposits with other banks	50	41	388
Securities (including FHLB stock)	19,691	15,043	11,085
Federal funds sold	19	13	34
Total Interest Income	$54,609	$51,390	$47,191

Interest Expense:
Demand deposits	$920	$846	$1,179
Savings deposits	50	42	98
Time deposits	13,962	12,218	13,310
Borrowings	186	117	257
Total Interest Expense	$15,118	$13,223	$14,844

Net Interest Income	$39,491	$38,167	$32,347
Less: Provision for loan losses	10,187	5,654	4,155
Net Interest Income after Provision for Loan Losses	$29,304	$32,513	$28,192

Noninterest Income:
Service charges, commissions and fees	$4,596	$4,133	$4,146
Net gains on securities	3,531	2,824	2,056
Loss on securities impairment	(97)	-	(829)
Net gains on sale of loans	114	283	422
Gain on sale of fixed assets	1	962	(10)
Gain on bargain purchase	1,665	-	-
Other	1,463	1,363	1,351
Total Noninterest Income	$11,273	$9,565	$7,136

Noninterest Expense:
Salaries and employee benefits	$12,529	$11,769	$10,752
Occupancy and equipment expense	3,473	3,191	2,891
Other	12,819	11,867	10,364
Total Noninterest Expense	$28,821	$26,827	$24,007

Income Before Income Taxes	$11,756	$15,251	$11,321
Less: Provision for income taxes	3,723	5,226	3,726
Net Income	$8,033	$10,025	$7,595
Preferred Stock Dividends	(1,976)	(1,333)	(594)
Income Available to Common Shareholders	$6,057	$8,692	$7,001

Per Common Share:¹
Earnings	$0.98	$1.42	$1.14
Cash dividends paid	$0.58	$0.58	$0.58

Weighted Average Common Shares Outstanding	6,205,652	6,115,608	6,115,608
See Notes to Consolidated Financial Statements
¹All share amounts have been restated to reflect the ten percent stock dividend paid February 24, 2012 to stockholders of record as of February 17, 2012.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Series A	Series B	Series C				Accumulated
	Preferred	Preferred	Preferred	Common			Other
	Stock	Stock	Stock	Stock		Retained	Comprehensive
	$1,000 Par	$1,000 Par	$1,000 Par	$1 Par	Surplus	Earnings	Income/(Loss)	Total
(in thousands, except per share data)
Balance December 31, 2008	$-	$-	$-	$6,116	$36,240	$26,289	$(3,158)	$65,487
Net income	-	-	-	-	-	7,595	-	7,595
Change in unrealized loss on AFS securities, net of reclassification adjustments and taxes	-	-	-	-	-	-	5,235	5,235
Total Comprehensive Income								12,830
Preferred stock issued	19,551	1,148	-	-	-	-	-	20,699
Cash dividends to common stock ($0.58 per share)	-	-	-	-	-	(3,558)	-	(3,558)
Preferred stock dividend, amortization and accretion	79	(8)	-	-	-	(594)	-	(523)
Balance December 31, 2009	$19,630	$1,140	$-	$6,116	$36,240	$29,732	$2,077	$94,935
Net income	-	-	-	-	-	10,025	-	10,025
Change in unrealized loss on AFS securities, net of reclassification adjustments and taxes	-	-	-	-	-	-	(2,336)	(2,336)
Total Comprehensive Income								7,689
Cash dividends on common stock ($0.58 per share)	-	-	-	-	-	(3,558)	-	(3,558)
Preferred stock dividend, amortization and accretion	229	(24)	-	-	-	(1,333)	-	(1,128)
Balance December 31, 2010	$19,859	$1,116	$-	$6,116	$36,240	$34,866	$(259)	$97,938
Net income	-	-	-	-	-	8,033	-	8,033
Change in unrealized loss on AFS securities, net of reclassification adjustments and taxes	-	-	-	-	-	-	4,726	4,726
Total Comprehensive Income								12,759
Common stock issued in acquisition, 179,036 shares	-	-	-	178	3,147	(294)	-	3,031
Preferred stock issued	-	-	39,435	-	-	-	-	39,435
Cash dividends on common stock ($0.58 per share)	-	-	-	-	-	(3,610)	-	(3,610)
Preferred stock repurchase, Series A & B	(20,030)	(1,098)	-	-	-	-	-	(21,128)
Preferred stock dividend, amortization and accretion	171	(18)	-	-	-	(1,976)	-	(1,823)
Balance December 31, 2011	$-	$-	$39,435	$6,294	$39,387	$37,019	$4,467	$126,602
See Notes to Consolidated Financial Statements
¹All share amounts have been restated to reflect the ten percent stock dividend paid February 24, 2012 to stockholders of record as of February 17, 2012.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(in thousands)	December 31, 2011	December 31, 2010	December 31, 2009
Cash Flows From Operating Activities
Net income	$8,033	$10,025	$7,595
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,187	5,654	4,155
Depreciation and amortization	1,718	1,465	1,413
Amortization/Accretion of investments	1,109	71	(768)
Gain on bargain purchase	(1,665)	-	-
Gain on sale/call of securities	(3,531)	(3,162)	(2,066)
Gain on sale of assets	(116)	(1,244)	(385)
Other than temporary impairment charge on securities	97	-	829
ORE writedowns and loss on disposition	764	693	270
FHLB stock dividends	(5)	(8)	(3)
Non-cash donation	-	705	-
Change in other assets and liabilities, net	1,379	2,043	(8,514)
Net Cash Provided By Operating Activities	$17,970	$16,242	$2,526

Cash Flows From Investing Activities
Proceeds from maturities, calls and sales of HTM securities	$227,565	$12,724	$22,187
Proceeds from maturities, calls and sales of AFS securities	490,661	800,684	1,281,594
Funds invested in HTM securities	(190,125)	(159,831)	-
Funds Invested in AFS securities	(668,616)	(864,419)	(1,419,358)
Proceeds from sale/redemption of Federal Home Loan Bank stock	2,483	2,972	-
Funds invested in Federal Home Loan Bank stock	(1,440)	(2,032)	(1,599)
Proceeds from maturities of time deposits with banks	-	-	35,094
Funds invested in time deposits with banks	-	-	(13,613)
Net decrease in loans	50,099	5,718	12,620
Purchases of premises and equipment	(2,337)	(1,327)	(1,631)
Proceeds from sales of premises and equipment	24	1,100	24
Proceeds from sales of other real estate owned	2,230	2,677	768
Cash received in excess of cash paid in acquisition	4,992	-	-
Net Cash Used In Investing Activities	$(84,464)	$(201,734)	$(83,914)

Cash Flows From Financing Activities
Net increase in deposits	$121,891	$207,637	$19,382
Net (decrease) increase in federal funds purchased and short-term borrowings	(366)	660	2,162
Proceeds from long-term borrowings	3,500	-	20,000
Repayment of long-term borrowings	(3,800)	(20,000)	(8,355)
Repurchase of preferred stock	(21,128)	-	-
Proceeds from issuance of preferred stock	39,435	-	20,699
Dividends paid	(5,433)	(4,686)	(3,799)
Net Cash Provided By Financing Activities	$134,099	$183,611	$50,089

Net Increase (Decrease) In Cash and Cash Equivalents	$67,605	$(1,881)	$(31,299)
Cash and Cash Equivalents at the Beginning of the Period	44,837	46,718	78,017
Cash and Cash Equivalents at the End of the Period	$112,442	$44,837	$46,718

Noncash Activities:
Non-cash donation	$-	$705	$-
Loans transferred to foreclosed assets	$5,817	$3,288	$1,129
Common stock issued in acquisition (179,036 shares)	$3,031	$-	$-

Cash Paid During The Period:
Interest on deposits and borrowed funds	$15,148	$12,203	$15,357
Income taxes	$2,850	$5,600	$4,300
See Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Business and Summary of Significant Accounting Policies

Business

First Guaranty Bancshares, Inc. (the “Company”) is a Louisiana corporation headquartered in Hammond, LA. The Company owns all of the outstanding shares of common stock of First Guaranty Bank. First Guaranty Bank (the “Bank”) is a Louisiana state-chartered commercial bank that provides a diversified range of financial services to consumers and businesses in the communities in which it operates. These services include consumer and commercial lending, mortgage loan origination, the issuance of credit cards and retail banking services. The Bank also maintains an investment portfolio comprised of government, government agency, corporate, and municipal securities. The Bank has twenty-one banking offices, including one drive-up banking facility, and thirty automated teller machines (ATMs) in north and south Louisiana.

Summary of significant accounting policies

The accounting and reporting policies of the Company conform to generally accepted accounting principles and to predominant accounting practices within the banking industry. The more significant accounting and reporting policies are as follows:

Consolidation

The consolidated financial statements include the accounts of First Guaranty Bancshares, Inc., and its wholly owned subsidiary, First Guaranty Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

Acquisition Accounting

Acquisitions are accounted for under the purchase method of accounting. Purchased assets, including identifiable intangibles, and assumed liabilities are recorded at their respective acquisition date fair values. If the fair value of net assets purchased exceeds the consideration given, a “bargain purchase gain” is recognized. If the consideration given exceeds the fair value of the net assets received, goodwill is recognized. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available. Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan losses. See Acquired Loans section below for accounting policy regarding loans acquired in a business combination.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and the valuation of goodwill, intangible assets and other purchase accounting adjustments. In connection with the determination of the allowance for loan losses and real estate owned, the Company obtains independent appraisals for significant properties.

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

Loans

Loans are stated at the principal amounts outstanding, net of unearned income and deferred loan fees. In addition to loans issued in the normal course of business, overdrafts on customer deposit accounts are considered to be loans and reclassified as such. At December 31, 2011 and 2010, $0.5 million and $0.2 million, respectively, in overdrafts have been reclassified to loans. Interest income on all classifications of loans is calculated using the simple interest method on daily balances of the principal amount outstanding.

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

Acquired Loans

Management has defined the loans purchased in the July 2011 Greensburg Bancshares acquisition as acquired loans. Acquired loans are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan losses. Acquired loans were segregated between those with deteriorated credit quality at acquisition and those deemed as performing. To make this determination, management considered such factors as past due status, nonaccrual status, credit risk ratings, interest rates and collateral position. The fair value of acquired loans deemed performing was determined by discounting cash flows, both principal and interest, for each pool at prevailing market interest rates as well as consideration of inherent potential losses. The difference between the fair value and principal balances due at acquisition date, the fair value discount, is accreted into income over the estimated life of each loan pool.

Purchased loans acquired in a business combination are recorded at their estimated fair value on their purchase date and with no carryover of the related allowance for loan losses. Performing acquired loans are subsequently evaluated for any required allowance at each reporting date. An allowance for loan losses is calculated using a methodology similar to that described above for originated loans. The allowance as determined for each loan pool is compared to the remaining fair value discount for that pool. If greater, the excess is recognized as an addition to the allowance through a provision for loan losses. If less than the discount, no additional allowance is recorded.

Loans acquired that showed deterioration of credit quality made it probable that all contractually required principal and interest payments will not be collected. Initially each loan was evaluated for impairment and then aggregated into a pool deemed to have deteriorated credit quality. Management based the fair value on the estimated liquidation value of collateral. Subsequent to acquisition, management must update these estimates of cash flows expected to be collected at each reporting date. These updates require the continued use of estimates, similar to those used in the initial estimate of fair value.

Loan fees and costs

Nonrefundable loan origination and commitment fees and direct costs associated with originating loans are deferred and recognized over the lives of the related loans as an adjustment to the loans' yield using the level yield method.

Allowance for loan losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when Management believes that the collectability of the principal is unlikely. The allowance, which is based on evaluation of the collectability of loans and prior loan loss experience, is an amount that, in the opinion of Management, reflects the risks inherent in the existing loan portfolio and exists at the reporting date. The evaluations take into consideration a number of subjective factors including changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions that may affect a borrower’s ability to pay, adequacy of loan collateral and other relevant factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require additional recognition of losses based on their judgments about information available to them at the time of their examination.

The following are general credit risk factors that affect the Company's loan portfolio segments.  These factors do not encompass all risks associated with each loan category.  Construction and land development loans have risks associated with interim construction prior to permanent financing and repayment risks due to the future sale of developed property.  Farmland and agricultural loans have risks such as weather, government agricultural policies, fuel and fertilizer costs, and market price volatility.  1-4 family, multi-family, and consumer credits are strongly influenced by employment levels, consumer debt loads and the general economy.  Non-farm non-residential credits include both owner occupied real estate and non-owner occupied real estate.  Common risks associated with these properties is the ability to maintain tenant leases and keep lease income at a level able to service required debt and operating expenses.  Commercial and industrial loans generally have non-real estate secured collateral which requires closer monitoring than real estate collateral.

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

Goodwill and Intangible assets
Intangible assets are comprised of goodwill, core deposit intangibles and mortgage servicing rights. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. The Company’s goodwill is tested for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. Adverse changes in the economic environment, declining operations, or other factors could result in a decline in the implied fair value of goodwill. If the implied fair value is less than the carrying amount, a loss would be recognized in other non-interest expense to reduce the carrying amount to implied fair value of goodwill. The Company’s goodwill impairment test includes two steps that are precluded by a, “step zero”, qualitative test.  The qualitative test allows Management to assess whether qualitative factors indicate that it is more likely than not that impairment exists. If it is not more likely than not that impairment exists, then no impairment exists and the two step quantitative test would not be necessary. These qualitative indicators include factors such as earnings, share price, market conditions, etc. If the qualitative factors indicate that it is more likely than not that impairment exists, then the two step quantitative test would be necessary.  Step one is used to identify potential impairment and compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Step two of the goodwill impairment test compares the implied estimated fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill for that reporting unit exceeds the implied fair value of that unit’s goodwill, an impairment loss is recognized in an amount equal to that excess. The Company did not record goodwill impairment charges in 2011, 2010, or 2009.

Identifiable intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or legal rights or because the assets are capable of being sold or exchanged either on their own on in combination with related contract, asset or liability. The Company’s intangible assets primarily relate to core deposits.  These core deposit intangibles are amortized on a straight-line basis over terms ranging from seven to fifteen years. Management periodically evaluates whether events or circumstances have occurred that would result in impairment of value.

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

Income taxes

The Company and all subsidiaries file a consolidated federal income tax return on a calendar year basis. In lieu of Louisiana state income tax, the Bank is subject to the Louisiana bank shares tax, which is included in noninterest expense in the Company’s consolidated financial statements. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations for years before 2008.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the deferred tax assets or liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be utilized.

Comprehensive income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items along with net income, are components of comprehensive income. The components of other comprehensive income and related tax effects are presented in the Statements of Changes in Stockholders’ Equity and Note 21 of the Consolidated Notes to the Financial Statements.

Earnings per common share
Earnings per share represent income available to common shareholders divided by the weighted average number of common shares outstanding during the period. In February of 2012, the Company’s Board of Directors elected to issue a pro rata, ten percent common stock dividend. The shares issued for the stock dividend have been retrospectively factored in to the calculation of earnings per share as well as cash dividends paid on common stock and represented on the face of the financial statements. No convertible shares of the Company’s stock are outstanding.

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

Note 2. Recent Accounting Pronouncements

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

In April 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs”  (“ASU 2011-04”) amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on our financial statements.

In May 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income."  This ASU will require that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. This guidance is effective for fiscal years, and interim periods beginning after December 15, 2011. Certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 820) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  The issuance of this guidance is to present the components of Comprehensive Income in a manner that enhances the information provided to investors. As such, the adoption of this guidance will not have a material impact on the Company’s financial position.

In September 2011, the FASB issued ASU No. 2011-08, "Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment", which amends the procedures for impairment testing of goodwill. This standard allows the use of qualitative factors in determining if goodwill impairment is more likely than not to exist. If qualitative information indicates that it is not more likely than not that impairment of goodwill exists, then the quantitative two step impairment test will not be required. The Company adopted this standard in the fourth quarter of 2011. Adoption of the new guidance did not have an impact on the Company's statements of income and financial condition.

Note 3. Acquisition Activity

On July 1, 2011 the Company completed a merger with Greensburg Bancshares, Inc. ("Greensburg") and its wholly owned subsidiary Bank of Greensburg, located in Greensburg, LA. The Company purchased 100% of the outstanding stock in Greensburg for a total consideration of $5.3 million. The composition of the consideration includes 179,036 shares of the Company's stock issued at a market value of $16.93 per share for a total of $3.0 million and cash for Greensburg shares of $2.3 million. In addition, the Company assumed $3.5 million of debt to Greensburg shareholders and repaid the debt at the time of the acquisition. The merger with Greensburg allowed the Company to enter new markets, gain market share in locations where both entities previously existed, take advantage of operating efficiencies and build upon the Company's core deposit base.

The acquired assets and liabilities at fair value are presented in the following table. The table also includes intangible assets other than goodwill created in the acquisition, namely, core deposit intangible assets.

(in thousands)	As Recorded by First Guaranty Bancshares
Cash and cash equivalents	$7,270
Investment securities	11,109
Loans	63,001
Premises and equipment	2,934
Core deposit intangible	1,353
Other real estate owned	2,309
Other assets	1,410
Interest-bearing deposits	(61,880)
Noninterest-bearing deposits	(16,148)
Long-term debt	(3,500)
Deferred tax liability	(253)
Other liabilities	(632)
Gain on Acquisition (Bargain Purchase Gain)	(1,665)
Total Purchase Price	$5,308

The Company based the allocation of the purchase price on the fair values of the assets acquired and the liabilities assumed. The net gain represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed less the total consideration given. The gain of $1.7 million was recognized as "Gain on bargain purchase" in the "Noninterest income" section of the Company’s Consolidated Statements of Income. This acquisition was an open market, arms-length transaction. The bargain purchase was driven by an inactive market for the stock of Greensburg Bancshares, Inc.

Since the acquisition date the revenue (Interest and Noninterest Income) from Bank of Greensburg was $2.2 million and the earnings added to the Company’s consolidated net income was $0.6 million for the period ending December 31, 2011.

The following pro forma information for the twelve month period ending December 31, 2011 and 2010 reflects the Company's estimated consolidated results of operations as if the acquisition of Greensburg Bancshares occurred at January 1, 2010, unadjusted for potential cost savings.

(in thousands)	December 31, 2011	December 31, 2010
Interest and Noninterest Income	$66,983	$66,680
Net Income	$8,246	$9,805

The income figures above include approximately $0.7 million in non-recurring expenses that arose from the acquisition of Greensburg Bancshares.

Greensburg Bancshares was organized as a Subchapter S corporation and the income in the proceeding table has been tax effected at a 34.0% income tax rate.

For details on acquired loans see Note 6 of the Consolidated Financial Statements.

Note 4. Cash and Due from Banks

Certain reserves are required to be maintained at the Federal Reserve Bank. The requirement as of December 31, 2011 and 2010 was $23.5 million and $14.1 million, respectively.  At December 31, 2011 and 2010, the Company had accounts at correspondent banks, excluding the Federal Reserve Bank, that exceeded the FDIC insurable limit of $250,000 by $0.1 million and $0.1 million, respectively.  This account for 2011 and 2010 was held at JPMorgan Chase.

Note 5.  Securities

A summary comparison of securities by type at December 31, 2011 and 2010 is shown below.

	December 31, 2011				December 31, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Government Agencies	$319,113	$1,422	$(328)	$320,207	$172,958	$242	$(3,982)	$169,218
Corporate debt securities	171,927	6,250	(1,222)	176,955	139,425	4,821	(1,375)	142,871
Mutual funds or other equity securities	2,773	38	-	2,811	750	3	(88)	665
Municipal bonds	19,916	609	(1)	20,524	9,388	-	(14)	9,374
Total available for sale securities	$513,729	$8,319	$(1,551)	$520,497	$322,521	$5,066	$(5,459)	$322,128

Held to maturity:
U.S. Government Agencies	$112,666	$535	$(4)	$113,197	$159,833	$-	$(4,507)	$155,326
Total held to maturity securities	$112,666	$535	$(4)	$113,197	$159,833	$-	$(4,507)	$155,326

The scheduled maturities of securities at December 31, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2011
(in thousands)	Amortized Cost	Fair Value
Available For Sale:
Due in one year or less	$13,267	$13,505
Due after one year through five years	59,897	61,320
Due after five years through 10 years	214,467	218,280
Over 10 years	226,098	227,392
Total available for sale securities	$513,729	$520,497

Held to Maturity:
Due in one year or less	$-	$-
Due after one year through five years	10,015	10,157
Due after five years through 10 years	50,535	50,828
Over 10 years	52,116	52,212
Total held to maturity securities	$112,666	$113,197

At December 31, 2011 and 2010 the carrying value of securities pledged to secure public funds totaled $428.6 million and $290.0 million, respectively.  Gross realized gains were $3.5 million, $3.0 million and $2.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. Gross realized losses were $0, $9,000 and $0.1 million for the years ended December 31, 2011, 2010 and 2009. The tax (benefit) provision applicable to these realized net (losses)/gains amounted to $1.2 million, $1.0 million, and $0.7 million for 2011, 2010 and 2009, respectively.  Proceeds from sales of securities classified as available for sale amounted to $39.6 million, $31.8 million and $22.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at December 31, 2011.

	Less Than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Government agencies	$55,413	$(328)	$-	$-	$55,413	$(328)
Corporate debt securities	25,047	(722)	3,439	(500)	28,486	(1,222)
Mutual funds or other equity securities	-	-	-	-	-	-
Municipals	219	(1)	-	-	219	(1)
Total available for sale securities	$80,679	$(1,051)	$3,439	$(500)	$84,118	$(1,551)

Held to maturity:
U.S. Government agencies	$2,993	$(4)	$-	$-	$2,993	$(4)
Total held to maturity securities	$2,993	$(4)	$-	$-	$2,993	$(4)

At December 31, 2011, 141 debt securities have gross unrealized losses of $1.6 million or 1.8% of amortized cost. The Company believes that it will collect all amounts contractually due and has the intent and the ability to hold these securities until the fair value is at least equal to the carrying value. The Company had 9 U.S. Government agency securities and 116 corporate debt securities that had gross unrealized losses for less than 12 months. The Company had 10 debt securities which have been in a continuous unrealized loss position for 12 months or longer. All securities with unrealized losses greater than 12 months were classified as available for sale totaling $3.4 million. Securities with unrealized losses less than 12 months included $80.7 million classified as available for sale and $3.0 million in held to maturity agency securities.

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

The amount of investment securities issued by government agencies with unrealized losses and the amount of unrealized losses on those investment securities are primarily the result of market interest rates. The Company has the ability and intent to hold these securities in its current portfolio until recovery, which may be until maturity.

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

The held to maturity portfolio is comprised of government sponsored enterprise securities such as FHLB, FNMA, FHLMC, and FFCB.  The securities have maturities of 15 years or less and the securities are used to collateralize public funds.  As of December 31, 2011 public funds deposits totaled $431.9 million. The Company has maintained public funds in excess of $175.0 million since December 2007.   Management believes that public funds will continue to be a significant part of the Company's deposit base and will need to be collateralized by securities in the investment portfolio.

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

The Company believes that the securities with unrealized losses reflect impairment that is temporary and that there are currently no securities with other-than-temporary impairment. Other-than-temporary impairment charges were $0.1 million in 2011 and consisted of the write down of two BBC Capital Trust bonds. In August of 2011 these bonds were sold and $45,000 of the write-down was recovered and recognized as a gain on sale of securities in other noninterest income. During 2010, the Company did not record an impairment write-down on its securities and during 2009, the Company recorded an impairment writedown totaling $0.8 million. The impairment writedown consisted of one corporate debt security totaling $0.2 million issued by Colonial Bank which had an unrealized loss of $0.2 million, three asset backed securities totaling $0.4 million issued by ALESCO which had unrealized losses of $0.4 million and two asset backed securities totaling $0.2 million issued by TRAPEZA which had unrealized losses of $0.2 million.

During the fourth quarter of 2009, three agency securities with a par value of $10.0 million were transferred from available for sale to held to maturity.  These three securities had a fair market value totaling $9.8 million and an average maturity of approximately 14 years.  The unrealized loss of $0.2 million was recorded as a component of other comprehensive loss and were amortized over the life of the securities or until the security was called.

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

At December 31, 2011, the Company's exposure to investment securities issuers that exceeded 10% of stockholders’ equity as follows:

	At December 31, 2011
(in thousands)	Amortized Cost	Fair Value
Federal Home Loan Bank (FHLB)	$116,615	$116,994
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	79,644	79,537
Federal National Mortgage Association (Fannie Mae-FNMA)	199,852	200,999
Federal Farm Credit Bank (FFCB)	101,542	103,432
Total	$497,653	$500,962

Note 6. Loans

The following table summarizes the components of the Company's loan portfolio as of December 31, 2011 and December 31, 2010:

	December 31, 2011		December 31, 2010
(in thousands)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$78,614	13.7%	$65,570	11.4%
Farmland	11,577	2.0%	13,337	2.3%
1- 4 Family	89,202	15.6%	73,158	12.7%
Multifamily	16,914	2.9%	14,544	2.5%
Non-farm non-residential	268,618	46.8%	292,809	50.8%
Total Real Estate	$464,925	81.0%	$459,418	79.7%
Non-real Estate:
Agricultural	$17,338	3.0%	$17,361	3.0%
Commercial and industrial	68,025	11.9%	76,590	13.3%
Consumer and other	23,455	4.1%	22,970	4.0%
Total Non-real Estate	$108,818	19.0%	$116,921	20.3%
Total loans before unearned income	$573,743	100.0%	$576,339	100.0%
Unearned income	(643)		(699)
Total loans net of unearned income	$573,100		$575,640

The following table summarizes fixed and floating rate loans by maturity and repricing frequencies as of December 31, 2011 and December 31, 2010:

	December 31, 2011			December 31, 2010
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$108,276	$124,052	$232,328	$67,944	$167,399	$235,343
One to five years	160,191	98,972	259,163	127,401	132,345	259,746
Five to 15 years	8,393	36,891	45,284	2,456	30,953	33,409
Over 15 years	8,464	6,054	14,518	9,735	9,388	19,123
Subtotal	$285,324	$265,969	$551,293	$207,536	$340,085	$547,621
Nonaccrual loans			22,450			28,718
Total loans before unearned income			$573,743			$576,339
Unearned income			(643)			(699)
Total loans net of unearned income			$573,100			$575,640

The majority of floating rate loans have interest rate floors. As of December 31, 2011, $257.4 million of these loans were at the floor rate. Nonaccrual loans have been excluded from the calculation.

The following tables present the age analysis of past due loans at December 31, 2011 and December 31, 2010:

	As of December 31, 2011
(in thousands)	30-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$240	$1,520	$1,760	$76,854	$78,614	$-
Farmland	45	562	607	10,970	11,577	-
1 - 4 family	2,812	5,957	8,769	80,433	89,202	309
Multifamily	617	-	617	16,297	16,914	-
Non-farm non-residential	878	12,818	13,696	254,922	268,618	419
Total Real Estate	$4,592	$20,857	$25,449	$439,476	$464,925	$728
Non-Real Estate:
Agricultural	$90	$315	$405	$16,933	$17,338	$-
Commercial and industrial	147	1,986	2,133	65,892	68,025	-
Consumer and other	389	28	417	23,038	23,455	8
Total Non-Real Estate	$626	$2,329	$2,955	$105,863	$108,818	$8
Total loans before unearned income	$5,218	$23,186	$28,404	$545,339	$573,743	$736
Unearned income					(643)
Total loans net of unearned income					$573,100

	As of December 31, 2010
(in thousands)	30-89 Days Past Due	Greater Than 90 Days	Total Past Due		Current	Total Loans	Recorded Investment 90 Days Accruing
Real estate:
Construction & land development	$1,574	$3,383	$,	4,957	$60,613	$65,570	$-
Farmland	41	-		41	13,296	13,337	-
1 - 4 family	4,742	3,189		7,931	65,227	73,158	1,663
Multifamily	5,781	1,357		7,138	7,406	14,544	-
Non-farm non-residential	7,960	21,944		29,904	262,905	292,809	-
Total Real Estate	$20,098	$29,873		$49,971	$409,447	$459,418	$1,663
Non-Real Estate:
Agricultural	$333	$446		$779	$16,582	$17,361	$-
Commercial and industrial	1,203	76		1,279	75,311	76,590	-
Consumer and other	287	42		329	22,641	22,970	10
Total Non-Real Estate	$1,823	$564		$2,387	$114,534	$116,921	$10
Total loans before unearned income	$21,921	$30,437		$52,358	$523,981	$576,339	$1,673
Unearned income						(699)
Total loans net of unearned income						$575,640

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

The following is a summary of non-accrual loans by class:

(in thousands)	As of December 31, 2011	As of December 31, 2010
Real Estate:
Construction & land development	$1,520	$3,383
Farmland	562	-
1 - 4 family	5,647	1,480
Multifamily	-	1,357
Non-farm non-residential	12,400	21,944
Total Real Estate	$20,129	$28,164
Non-real Estate:
Agricultural	$315	$446
Commercial and industrial	1,986	76
Consumer and other	20	32
Total Non-Real Estate	$2,321	$554
Total Non-Accrual Loans	$22,450	$28,718

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

The following table identifies the Credit Exposure of the Loan Portfolio by specific credit ratings:

Corporate Credit Exposure	As of December 31, 2011					As of December 31, 2010
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Construction & land development	$67,602	$82	$10,930	$-	$78,614	$55,228	$249	$10,093	$-	$65,570
Farmland	11,485	-	92	-	11,577	13,296	-	41	-	13,337
1 - 4 family	80,053	1,770	7,379	-	89,202	60,870	4,172	8,116	-	73,158
Multifamily	9,545	-	7,369	-	16,914	8,763	-	5,781	-	14,544
Non-farm non-residential	235,448	372	32,798	-	268,618	258,740	141	33,928	-	292,809
Total real estate	$404,133	$2,224	$58,568	$-	$464,925	$396,897	$4,562	$57,959	$-	$459,418
Non-Real Estate:
Agricultural	$17,304	$-	$34	$-	$17,338	$17,361	$-	$-	$-	$17,361
Commercial and industrial	65,553	93	2,379	-	68,025	73,686	13	2,891	-	76,590
Consumer and other	23,345	43	67	-	23,455	22,845	32	93	-	22,970
Total Non-Real Estate	$106,202	$136	$2,480	$-	$108,818	$113,892	$45	$2,984	$-	$116,921
Total loans before unearned income	$510,335	$2,360	$61,048	$-	$573,743	$510,789	$4,607	$60,943	$-	$576,339
Unearned income					(643)					(699)
Total loans net of unearned income					$573,100					$575,640

The amounts of loans not subject to FASB ASC Topic 310-30 held for investment that were acquired in business combinations at acquisition are as follows:

	At Acquisition Date
(in thousands)	Fair Value of Acquired Loans	Gross Contractual Amounts Receivable	Best Estimate of Contractual Cash Flows Not Expected to be Collected
Loans secured by real estate	$54,354	$54,534	$254
Commercial and industrial loans	2,425	2,465	45
Loans to individuals for household, family, and other personal expenditures	3,452	3,456	30
All other loans and all leases	867	865	-
Total loans not subject to ASC 310-30	$61,098	$61,320	$329

ASC 310-30 Loans

The Company has loans that were acquired through the acquisition of  Bank of Greensburg, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that all contractually required payments would not be collected. These loans are subject to ASC Topic 310-30. The carrying amount of those loans is included in the balance sheet amounts of loans receivable at December 31, 2011.

The amounts of loans subject to FASB ASC Topic 310-30 at December 31, 2011 are as follows:

	December 31, 2011
(in thousands)	Contractual Amount	Carrying Value
Real Estate:
Construction & land development	$536	$301
Farmland	-	-
1 - 4 family	704	573
Multifamily	-	-
Non-farm non-residential	352	352
Total real estate	$1,592	$1,226
Non-real Estate:
Agricultural	$-	$-
Commercial and industrial	-	-
Consumer and other	-	-
Total Non-Real Estate	$-	$-
Total	$1,592	$1,226

There have been no additional provisions made to the allowance for loan losses subsequent to acquisition of these loans. The loans acquired in the acquisition of  Bank of Greensburg, that are within the scope of Topic ASC 310-30, are not accounted for using the income recognition model of the Topic because the Company cannot reasonably estimate cash flows expected to be collected. The Company uses the Cost Recovery Method as described in ASC Topic 605 to account for payments received on such loans.

Note 7. Allowance for Loan Losses

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

A summary of changes in the allowance for loan losses, by portfolio type, for the year ended December 31, 2011 is as follows:

	As of December31, 2011
	Real Estate Loans:					Non-Real Estate Loans:
(in thousands)	Construction and Land Development	Farmland	1-4 Family	Multi-family	Non-farm non-residential	Agricultural	Commercial and Industrial	Consumer and other	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$977	$46	$1,891	$487	$3,423	$80	$510	$390	$513	$8,317
Charge-offs	(1,093)	(144)	(1,613)	-	(5,193)	(23)	(1,638)	(653)	-	(10,357)
Recoveries	1	-	118	-	13	2	371	227	-	732
Provision	1,117	163	1,521	293	4,737	66	2,164	350	(224)	10,187
Ending Balance	$1,002	$65	$1,917	$780	$2,980	$125	$1,407	$314	$289	$8,879

	As of December 31, 2010
	Real Estate Loans:					Non-Real Estate Loans:
(in thousands)	Construction and Land Development	Farmland	1-4 Family	Multi-family	Non-farm non-residential	Agricultural	Commercial and Industrial	Consumer and other	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$1,176	$56	$2,466	$128	$2,727	$82	$1,031	$246	$7	$7,919
Charge-offs	(5)	-	(1,534)	-	(235)	-	(3,395)	(444)	-	(5,613)
Recoveries	1	-	11	-	30	-	164	151	-	357
Provision	(195)	(10)	948	359	901	(2)	2,710	437	506	5,654
Ending Balance	$977	$46	$1,891	$487	$3,423	$80	$510	$390	$513	$8,317

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio.  The result is a re-allocation of the loan loss reserve from one category to another.

	As of December 31, 2011
	Real Estate Loans:					Non-Real Estate Loans:
(in thousands)	Construction and Land Development	Farmland	1-4 Family	Multi-family	Non-farm non-residential	Agricultural	Commercial and Industrial	Consumer and other	Unallocated	Total
Allowance individually evaluated for impairment	$139	$-	$392	$701	$1,224	$-	$-	$-	$-	$2,456
Allowance collectively evaluated for impairment	$863	$65	$1,525	$79	$1,756	$125	$1,407	$314	$289	$6,423
Allowance at December 31, 2011	$1,002	$65	$1,917	$780	$2,980	$125	$1,407	$314	$289	$8,879

Loans individually evaluated for impairment	$7,998	$-	$3,591	$7,369	$31,397	$-	$738	$-	$-	$51,093
Loans collectively evaluated for impairment	$70,616	$11,577	$85,611	$9,545	$237,221	$17,338	$67,287	$23,455	$-	$522,650
Loans at December 31, 2011 (before unearned income)	$78,614	$11,577	$89,202	$16,914	$268,618	$17,338	$68,025	$23,455	$-	$573,743
Unearned income										(643)
Total loans net of unearned income										$573,100

	As of December 31, 2010
	Real Estate Loans:					Non-Real Estate Loans:
(in thousands)	Construction and Land Development	Farmland	1-4 Family	Multi-family	Non-farm non-residential	Agricultural	Commercial and Industrial	Consumer and other	Unallocated	Total
Allowance individually evaluated for impairment	$323	$-	$726	$179	$1,901	$-	$408	$-	$-	$3,537
Allowance collectively evaluated for impairment	$654	$46	$1,165	$308	$1,522	$80	$102	$390	$513	$4,780
Allowance at December 31, 2010	$977	$46	$1,891	$487	$3,423	$80	$510	$390	$513	$8,317

Loans individually evaluated for impairment	$6,222	$-	$4,450	$7,138	$35,931	$-	$2,735	$-	$-	$56,476
Loans collectively evaluated for impairment	$59,348	$13,337	$68,708	$7,406	$256,878	$17,361	$73,855	$22,970	$-	$519,863
Loans at December 31, 2010 (before unearned income)	$65,570	$13,337	$73,158	$14,544	$292,809	$17,361	$76,590	$22,970	$-	$576,339
Unearned income										(699)
Total loans net of unearned income										$575,640

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

Changes in the allowance for loan losses are as follows:

(in thousands)	December 31, 2011	December 31, 2010	December 31, 2009
Balance at Beginning of Year	$8,317	$7,919	$6,482
Provision	10,187	5,654	4,155
Charge-offs	(10,357)	(5,613)	(2,879)
Recoveries	732	357	161
Balance at Year End	$8,879	$8,317	$7,919

The allowance for loan losses is reviewed by Management on a monthly basis and additions thereto are recorded. In assessing the allowance, Management considers a variety of internal and external factors that might impact the performance of individual loans. These factors include, but are not limited to, economic conditions and their impact upon borrowers' ability to repay loans, respective industry trends, borrower estimates and independent appraisals. Periodic changes in these factors impact Management's assessment of each loan and its overall impact on the allowance for loan losses.

The monitoring of credit risk also extends to unfunded credit commitments, such as unused commercial credit lines and letters of credit, and management establishes reserves as needed for its estimate of probable losses on such commitments.

As of December 31, 2011, 2010 and 2009, the Company had loans totaling $22.5 million, $28.7 million and $14.2 million, respectively, on which the accrual of interest had been discontinued. As of December 31, 2011, 2010 and 2009, the Company had loans past due 90 days or more and still accruing interest totaling $0.7 million, $1.7 million, and $0.8 million, respectively.  The average amount of non-accrual loans in 2011 was $24.9 million compared to $21.5 million in 2010. Had these loans performed in accordance with their original terms, the Company's interest income would have been increased by approximately $0.7 million and $1.7 million for the years ended December 31, 2011 and 2010, respectively. Impaired loans at December 31, 2011 and 2010, including non-accrual loans, amounted to $51.1 million and $56.5 million, respectively. The portion of the allowance for loan losses allocated to all impaired loans amounted to $2.5 million and $3.5 million at December 31, 2011 and 2010, respectively.  As of December 31, 2011, the Company has no outstanding commitments to advance additional funds in connection with impaired loans.

The following is a summary of impaired loans by class:

	As of December 31, 2011
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real estate:
Construction & land development	$937	$960	$-	$634	$91	$64
Farmland	-	-	-	-	-	-
1 - 4 family	858	1,192	-	2,388	218	32
Multifamily	-	-	-	-	-	-
Non-farm non-residential	8,710	10,708	-	11,549	824	409
Total Real Estate	$10,505	$12,860	$-	$14,571	$1,133	$505
Non-Real Estate:
Agricultural	$-	$-	$-	$-	$-	$-
Commercial and industrial	738	1,737	-	2,986	238	102
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	$738	$1,737	$-	$2,986	$238	$102
Total Impaired Loans with no related allowance	$11,243	$14,597	$-	$17,557	$1,371	$607

Impaired Loans with an allowance recorded:
Real estate:
Construction & land development	$7,061	$7,061	$139	$7,243	$477	$376
Farmland	-	-	-	-	-	-
1 - 4 family	2,733	2,870	392	1,127	57	56
Multifamily	7,369	7,369	701	6,347	288	333
Non-farm non-residential	22,687	23,637	1,224	21,180	1,261	815
Total real estate	$39,850	$40,937	$2,456	$35,897	$2,083	$1,580
Non-Real Estate:
Agricultural	$-	$-	$-	$-	$-	$-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	$-	$-	$-	$-	$-	$-
Total Impaired Loans with an allowance recorded	$39,850	$40,937	$2,456	$35,897	$2,083	$1,580

Total Impaired Loans	$51,093	$55,534	$2,456	$53,454	$3,454	$2,187

The following is a summary of impaired loans by class:

	As of December 31, 2010
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real estate:
Construction & land development	$4,105	$5,380	$-	$5,532	$324	$345
Farmland	-	-	-	-	-	-
1 - 4 family	53	684	-	2,576	204	18
Multifamily	-	-	-	-	-	-
Non-farm non-residential	4,555	4,555	-	3,331	202	83
Total Real Estate	$8,713	$10,619	$-	$11,439	$730	$446
Non-Real Estate:
Agricultural	$-	$-	$-	$-	$-	$-
Commercial and industrial	-	-	-	425	37	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	$-	$-	$-	$425	$37	$-
Total Impaired Loans with no related allowance	$8,713	$10,619	$-	$11,864	$767	$446

Impaired Loans with an allowance recorded:
Real estate:
Construction & land development	$2,117	$2,117	$323	$2,557	$247	$85
Farmland	-	-	-	-	-	-
1 - 4 family	4,397	4,397	726	1,490	103	55
Multifamily	7,138	7,138	179	5,896	318	287
Non-farm non-residential	31,376	31,376	1,901	13,655	853	364
Total real estate	$45,028	$45,028	$3,129	$23,598	$1,521	$791
Non-Real Estate:
Agricultural	$-	$-	$-	$-	$-	$-
Commercial and industrial	2,735	2,735	408	1,632	114	67
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	$2,735	$2,735	$408	$1,632	$114	$67
Total Impaired Loans with an allowance recorded	$47,763	$47,763	$3,537	$25,230	$1,635	$858

Total Impaired Loans	$56,476	$58,382	$3,537	$37,094	$2,402	$1,304

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

The following table identifies the Troubled Debt Restructurings as of December 31, 2011 and December 31, 2010:

Troubled Debt Restructurings	December 31, 2011			December 31, 2010
(in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real Estate:
Construction & land development	5	$2,840	$2,840	3	$2,602	$2,602
Farmland	-	-	-	-	-	-
1-4 Family	1	1,694	1,694	-	-	-
Multifamily	1	6,015	6,015	-	-	-
Non-farm non residential	4	6,998	6,998	4	6,933	6,780
Total real estate	11	$17,547	$17,547	7	$9,535	$9,382
Non-Real Estate:
Agricultural	-	$-	$-	-	$-	$-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	-	$-	$-	-	$-	$-
Total	11	$17,547	$17,547	7	$9,535	$9,382

As of December 31, 2011 and December 31, 2010, respectively, none of the Company's TDRs had subsequently defaulted after concessions were granted.  As of December 31, 2011, the Company had no outstanding committment to advance funds to borrowers with a troubled debt restructuring.

Note 8.  Premises and Equipment

The major categories comprising premises and equipment at December 31, 2011 and 2010 are as follows:

(in thousands)	December 31, 2011	December 31, 2010
Land	$5,949	$4,539
Bank premises	17,888	15,804
Furniture and equipment	16,559	15,074
Construction in progress	298	52
Acquired value	$40,694	$35,469
Less: accumulated depreciation	20,773	19,446
Net book value	$19,921	$16,023

Depreciation expense amounted to approximately $1.4 million, $1.2 million  and $1.0 million for 2011, 2010 and 2009, respectively.

Note 9. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives. Goodwill at December 31, 2011 was $2.0 million and was acquired in the Homestead Bancorp acquisition in 2007.  No impairment charges have been recognized since the acquisition of goodwill or other amortizing intangible assets. Mortgage servicing rights were relatively unchanged totaling $0.2 million at December 31, 2011 and 2010. Other intangible assets recorded include core deposit intangibles, which are subject to amortization. The weighted-average amortization period remaining for the Company's core deposit intangibles is 8.2 years. The core deposits reflect the value of deposit relationships, including the beneficial rates, which arose from the purchase of other financial institutions and the purchase of various banking center locations from one single financial institution.

The following table summarizes the Company’s purchased accounting intangible assets subject to amortization.

	December 31, 2011			December 31, 2010
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core Deposit Intangibles	$9,350	$6,742	$2,608	$7,997	$6,457	$1,540
Mortgage Servicing Rights	267	64	203	235	46	189
Total	$9,617	$6,806	$2,811	$8,232	$6,503	$1,729

Amortization expense relating to purchase accounting intangibles totaled $0.3 million, $0.2 million, and $0.3 million for the year ended December 31, 2011, 2010, and 2009, respectively.  Estimated amortization expense of other intangible assets is as follows:

For the Years Ended	Estimated Amortization Expense (in thousands)
December 31, 2012	$350
December 31, 2013	$320
December 31, 2014	$320
December 31, 2015	$320
December 31, 2016	$320

These estimates do not assume the addition of any new intangible assets that may be acquired in the future nor any writedowns resulting from impairment.

Note 10. Other Real Estate (ORE)

Other real estate owned consists of the following:

(in thousands)	December 31, 2011	December 31, 2010
Real Estate Owned Acquired by Foreclosure:
Residential	$1,342	$232
Construction & land development	1,161	231
Non-farm non-residential	3,206	114
Other foreclosed property	-	-
Real Estate Acquired for Development or Resale	-	-
Total Other Real Estate Owned and Foreclosed Property	$5,709	$577

Note 11.  Deposits

The aggregate amount of time deposits having a remaining term of more than year for the next five years are as follows:

(in thousands)	December 31, 2011
2012	$486,690
2013	115,751
2014	45,704
2015	32,038
2016 and thereafter	12,334
Total	$692,517

The table above includes, for December 31, 2011, brokered deposits totaling $5.3 million of which $0.3 million were in reciprocal time deposits acquired from the Certificate of Deposit Account Registry Service (CDARS).  The aggregate amount of jumbo time deposits, each with a minimum denomination of $100,000, was approximately $463.0 million and $420.1 million at December 31, 2011 and 2010, respectively.

Note 12.  Borrowings

Short-term borrowings are summarized as follows:

(in thousands)	December 31, 2011	December 31, 2010
Securities sold under agreements to repurchase	$12,223	$12,589
Total short-term borrowings	$12,223	$12,589

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature daily. Interest rates on repurchase agreements are set by Management and are generally based on the 91-day Treasury bill rate. Repurchase agreement deposits are fully collateralized and monitored daily.  The Company’s available lines of credit with correspondent banks, including the Federal Home Loan Bank, totaled $176.0 million at December 31, 2011 and $100.6 million at December 31, 2010.

At December 31, 2011, the Company had $101.4 million in blanket lien availability (primarily secured by commercial real estate loans) and $103.5 million in custody status availability (primarily secured by commercial real estate loans and 1-4 family mortgage loans). Total gross availability at the FHLB was $204.9 million at December 31, 2011 but was reduced by its letters of credit totaling $70.0 million. Net availability with the FHLB at December 31, 2011 was $134.9 million. The Company also had lines available with other banks totaling $43.6 million at December 31, 2011.

The following schedule provides certain information about the Company’s short-term borrowings during the periods indicated:

(in thousands except for %)	December 31, 2011	December 31, 2010	December 31, 2009
Outstanding at year end	$12,223	$12,589	$11,929
Maximum month-end outstanding	$22,493	$30,465	$26,372
Average daily outstanding	$11,030	$13,086	$18,233
Weighted average rate during the year	0.18%	0.21%	0.81%
Average rate at year end	0.21%	0.21%	0.23%

The Company's senior long-term debt totaled $3.2 million at December 31, 2011. The Company pays $50,000 principal plus interest on a monthly basis. The loan is currently priced at Wall Street Journal Prime plus 75 basis points (currently 4.00%).  This loan matures in April of 2017 and is secured by a pledge of 13.2% (735,745 shares) of First Guaranty Bancshares interest in First Guaranty Bank (a wholly owned subsidiary) under Commercial Pledge Agreement dated June 22, 2011. The Company had no long-term debt at December 31, 2010. The Company maintains a revolving line of credit for $2.5 million with an availability of $2.5 million at December 31, 2011.  This line of credit is secured by the same collateral as the term loan debt.  At December 31, 2011, letters of credit issued by the FHLB totaling $70.0 million were outstanding and carried as off-balance sheet items, all of which expire in 2012. At December 31, 2010, letters of credit issued by the FHLB totaling $145.0 million were outstanding and carried as off-balance sheet items, all of which expired in 2011. The letters of credit are solely used for pledging towards public fund deposits. The FHLB has a blanket lien on substantially all of the Bank's  loan portfolio that is used to secure borrowings from the FHLB.

Maturities on long-term debt are as follows:

(in thousands)	Long-term debt
2012	$600
2013	$600
2014	$600
2015	$600
2016 and thereafter	$800

The table above does not consider long-term debt that may be executed in future periods.

Note 13. Preferred Stock

On September 22, 2011, the Company redeemed all 2,069.9 Preferred Series A and all 103 Preferred Series B shares to exit the U.S. Treasury’s Capital Purchase Program.

The repurchase price of the Preferred Series A shares included its carrying value of $20.0 million plus an unaccreted discount of $0.7 million for a total of $20.7 million. The repurchase price of the Preferred Series B shares included its carrying value of $1.1 million less an unamortized premium of $0.1 million for a total of $1.0 million. The unaccreted premium and unamortized discount resulted in a $0.6 million deemed dividend which reduces the net income available to common shareholders.

The total repurchase of the Preferred Series A and B shares includes $21.7 million carrying value and the deemed dividend, plus a prorated cash dividend of $0.1 million for a total of $21.8 million.

The Company redeemed the Preferred Series A and B shares with a portion of the $39.4 million of proceeds received in exchange for issuing 39,435 Preferred Series C shares to the U.S. Treasury as a participant in the Small Business Lending Fund program. The Preferred Series C shares will receive quarterly dividends and the initial dividend rate will be 5.00%. The rate can fluctuate between 1.00% and 5.00% during the next eight quarters and is a function of the growth in qualified small business loans each quarter. For the fourth quarter 2011 the dividend rate was 5.00%. If lending to qualified small businesses has not increased at the end of the eighth quarter, post funding, the dividend rate will increase to 7.00% in the tenth quarter. The dividend rate after 4.5 years will increase to 9.00% if the Preferred Series C shares have not been repurchased by that time.

Note 14. Common Stock

The Company issued 179,036 shares of $1 par common stock in the acquisition of Greensburg Bancshares, Inc. that was completed on July 1, 2011.

First Guaranty Bancshares also issued a stock dividend of ten percent to stockholders of record on February 17, 2012 payable February 24, 2012. Common stock has been restated to retroactively record the stock dividend.

The following table reconciles the Company's common stock outstanding:
	2011¹	2010¹	2009¹
Shares outstanding at beginning of year	5,559,644	5,559,644	5,559,644
Shares issued in acquisition (unadjusted for stock dividend)	162,764	-	-
Shares outstanding at balance sheet date	5,722,408	5,559,644	5,559,644
Shares issued in stock dividend ¹ (includes dividend on acquisition shares)	571,819	555,964	555,964
Total $1 par common shares outstanding	6,294,227	6,115,608	6,115,608

¹The shares issued as a stock dividend were estimated for the years 2010 and 2009. The estimate was based on ten percent of the aggregate shares outstanding at the respective balance sheet dates.

The stock dividend was accounted for with a reduction of the Company's retained earnings by the market value of the shares issued and application of the respective amounts to the common stock and surplus accounts.

Note 15. Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2011 and 2010, that the Company and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that Management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2011 and 2010 are presented in the following table.

(in thousands except for %)	Actual		Minimum Capital Requirements		Minimum to be Well Capitalized Under Action Provisions
December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$126,407	14.75%	$68,676	8.00%	N/A	N/A
Bank	$127,618	14.90%	$68,631	8.00%	$85,789	10.00%

Tier 1 capital:
Consolidated	$117,528	13.71%	$34,338	4.00%	N/A	N/A
Bank	$118,739	13.86%	$34,315	4.00%	$51,473	6.00%

Tier 1 leverage capital:
Consolidated	$117,528	9.03%	$52,240	4.00%	N/A	N/A
Bank	$118,739	9.13%	$52,228	4.00%	$65,286	5.00%

December 31, 2010
Total risk-based capital:
Consolidated	$102,828	13.03%	$63,117	8.00%	N/A	N/A
Bank	$95,644	12.13%	$63,096	8.00%	$78,870	10.00%

Tier 1 capital:
Consolidated	$94,511	11.98%	$31,588	4.00%	N/A	N/A
Bank	$87,347	11.07%	$31,548	4.00%	$47,322	6.00%

Tier 1 leverage capital:
Consolidated	$94,511	8.69%	$43,528	4.00%	N/A	N/A
Bank	$87,347	8.06%	$43,356	4.00%	$54,195	5.00%

Note 16. Dividend Restrictions

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

The Bank is restricted under applicable laws in the payment of dividends to an amount equal to current year earnings plus undistributed earnings for the immediately preceding year, unless prior permission is received from the Commissioner of Financial Institutions for the State of Louisiana. Dividends payable by the Bank in 2012 without permission will be limited to 2012 earnings plus the undistributed earnings of $4.4 million from 2011.

Accordingly, at January 1, 2012, $123.4 million of the Company’s equity in the net assets of the Bank was restricted. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

Under the requirements of the United States Treasury’s Small Business Lending Fund, the Company is permitted to pay dividends on its common stock, provided that: (i) the Company’s Tier 1 capital would be at least 90% of the amount of Tier 1 capital existing as of September 22, 2011; and (ii) the SBLF Dividends have been declared and paid to Treasury as of the most recent applicable dividend period.  After two years, the 90% limitation will decrease by 10% for every 1% increase in qualified small business lending.

Note 17.  Related Party Transactions

In the normal course of business, the Company and its subsidiary, First Guaranty Bank,  have loans, deposits and other transactions with its executive officers, directors and certain business organizations and individuals with which such persons are associated. These transactions are completed with terms no less favorable than current market rates. An analysis of the activity of loans made to such borrowers during the year ended December 31, 2011 and 2010 follows:

(in thousands)	December 31, 2011	December 31, 2010
Balance, beginning of year	$13,521	$16,922
Net Increase (Decrease)	13,831	(3,401)
Balance, end of year	$27,352	$13,521

Unfunded commitments to the Company and Bank directors and executive officers totaled $14.6 million and $13.4 million at December 31, 2011 and 2010, respectively. At December 31, 2011 the Company and the Bank had deposits from directors and executives totaling $30.1 million.  There were no participations in loans purchased from affiliated financial institutions included in the Company’s loan portfolio in 2011 or 2010.

During the years ended 2011, 2010 and 2009, the Company paid approximately $0.6 million, $0.6 million and $0.6 million, respectively, for printing services and supplies and office furniture and equipment to Champion Graphic Communications (or subsidiary companies of Champion Industries, Inc.), of which Mr. Marshall T. Reynolds, the Chairman of the Company’s Board of Directors, is President, Chief Executive Officer, Chairman of the Board of Directors and holder of 53.7% of the capital stock as of February 17, 2012; approximately $1.5 million, $1.4 million and $1.4 million, respectively, to participate in an employee medical benefit plan in which several entities under common ownership of the Company's Chairman participate; and approximately $0.2 million, $0.2 million and $0.2 million, respectively, to Sabre Transportation, Inc. for travel expenses of the Chairman and other directors. These expenses include, but are not limited to, the utilization of an aircraft, fuel, air crew, ramp fees and other expenses attendant to the Company’s use. The Harrah and Reynolds Corporation, of which Mr. Reynolds is President and Chief Executive Officer and sole shareholder, has controlling interest in Sabre Transportation, Inc.

Note 18. Employee Benefit Plans

The Company has an employee savings plan to which employees, who meet certain service requirements, may defer one to twenty percent of their base salaries, six percent of which may be matched up to 100%, at its sole discretion. Contributions to the savings plan were $66,489, $129,000, and $64,000 in 2011, 2010 and 2009, respectively.  An Employee Stock Ownership Plan (“ESOP”) benefits all eligible employees. Full-time employees who have been credited with at least 1,000 hours of service during a 12 consecutive month period and who have attained age 21 are eligible to participate in the ESOP. The plan document has been approved by the Internal Revenue Service. Contributions to the ESOP are at the sole discretion of the Company.  No contributions were made to the ESOP for the years 2011 or 2010. Voluntary contributions of $100,000 to the ESOP were made in 2009. As of December 31, 2011, the ESOP held 19,693 shares. In October of 2010, the ESOP plan was frozen and the Company does not plan to make future contributions to this plan.

Note 19. Other Expenses

The following is a summary of the significant components of other noninterest expense:

(in thousands)	December 31, 2011	December 31, 2010	December 31, 2009
Other noninterest expense:
Legal and professional fees	$2,208	$1,791	$1,254
Data processing	1,230	1,143	1,067
Marketing and public relations	654	1,426	809
Taxes - sales, capital and franchise	640	620	529
Operating supplies	574	594	537
Travel and lodging	492	435	398
Telephone	197	177	192
Amortization of core deposits	285	218	291
Donations	297	778	221
Net costs from other real estate and repossessions	1,317	858	399
Regulatory assessment	1,663	1,496	2,049
Other	3,262	2,331	2,618
Total other noninterest expense	$12,819	$11,867	$10,364

The Company does not capitalize advertising costs. They are expensed as incurred and are included in other noninterest expense on the Consolidated Statements of Income. Advertising expense was $0.3 million, $0.4 million and $0.4 million for 2011, 2010 and 2009, respectively.

Note 20.  Income Taxes

The following is a summary of the provision for income taxes included in the Statements of Income:

(in thousands)	December 31, 2011	December 31, 2010	December 31, 2009
Current	$3,673	$4,604	$3,705
Deferred	50	622	67
Tax credits	-	-	(46)
Total	$3,723	$5,226	$3,726

The difference between income taxes computed by applying the statutory federal income tax rate and the provision for income taxes in the financial statements is reconciled as follows:

(in thousands except for %)	December 31, 2011	December 31, 2010	December 31, 2009
Statutory tax rate	34.0%	34.2%	34.0%
Federal income taxes at statutory rate	$4,001	$5,224	$3,854
Tax credits	-	-	(46)
Tax exempt bargain purchase gain	(566)	-	-
Other	288	2	(82)
Total	$3,723	$5,226	$3,726

Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities, and available tax credit carryforwards. Temporary differences between the financial statement and tax values of assets and liabilities give rise to deferred tax assets (liabilities). The significant components of deferred tax assets and liabilities at December 31, 2011 and 2010 are as follows:

(in thousands)	December 31, 2011	December 31, 2010
Deferred tax assets:
Allowance for loan losses	$3,241	$2,828
Other real estate owned	599	135
Impairment writedown on securities	168	168
Unrealized loss on available for sale securities	-	133
Other	582	249
Gross deferred tax assets	$4,590	$3,513

Deferred tax liabilities:
Depreciation and amortization	$(2,464)	$(1,139)
Unrealized gains on available for sale securities	(2,301)	-
Other	(238)	(218)
Gross deferred tax liabilities	$(5,003)	$(1,357)

Net deferred tax assets	$(413)	$2,156

As of December 31, 2011 and 2010, there were no net operating loss carry forwards for income tax purposes.

ASC 740-10, Income Taxes, clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the consolidated financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. The company does not believe it has any unrecognized tax benefits included in its consolidated financial statements. The Company has not had any settlements in the current period with taxing authorities, nor has it recognized tax benefits as a result of a lapse of the applicable statute of limitations.  The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if applicable, in noninterest expense. During the years ended December 31, 2011, 2010, and 2009, the Company did not recognize any interest or penalties in its consolidated financial statements, nor has it recorded an accrued liability for interest or penalty payments.

Note 21.  Comprehensive Income

The following is a summary of the components of other comprehensive income as presented in the Statements of Changes in Stockholders’ Equity:

(in thousands)	December 31, 2011	December 31, 2010	December 31, 2009
Unrealized gain (loss) on available for sale securities, net	$10,594	$(1,085)	$9,382
Unrealized loss on held to maturity securities, net	-	-	(224)
Reclassification for OTTI losses	97	-	829
Reclassification adjustments for net (gains) losses, realized net income	(3,531)	(2,453)	(2,056)
Other comprehensive income	$7,160	$(3,538)	$7,931
Income tax (provision) benefit related to other comprehensive income	(2,434)	1,202	(2,696)
Other comprehensive income, net of tax	$4,726	$(2,336)	$5,235

Note 22.  Commitments and Contingencies

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

Set forth below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at December 31, 2011 and December 31, 2010:

Contract Amount
(in thousands)	December 31, 2011	December 31, 2010
Commitments to Extend Credit	$13,264	$20,561
Unfunded Commitments under lines of credit	$69,522	$74,643
Commercial and Standby letters of credit	$6,745	$5,681

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

There were no losses incurred on commitments in 2011, 2010 or 2009.

Note 23.  Fair Value Measurements

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets.  If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified Level 3 in the Company's portfolio as of December 31, 2011 includes municipal bonds from two local municipalities and a preferred equity security.

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

Other real estate owned. Properties are recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values of other real estate owned ("OREO") at December 31, 2011 are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement or amounts commonly used in real estate transactions. Inputs include appraisal values on the properties or recent sales activity for similar assets in the property’s market, and thus OREO measured at fair value would be classified within Level 2 of the hierarchy.

Certain non-financial assets and non-financial liabilities are measured at fair value on a non-recurring basis including assets and liabilities related to reporting units measured at fair value in the testing of goodwill impairment, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	December 31, 2011	December 31, 2010
Securities available for sale measured at fair value	$520,497	$322,128
Fair Value Measurements Using:
Quoted Prices in Active Markets For Identical Assets (Level 1)	$3,203	$14,374
Significant Other Observable Inputs (Level 2)	$509,778	$299,366
Significant Unoberservable Inputs (Level 3)	$7,516	$8,388

The Company's valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes the methodologies used are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value.  The change in level 3 securities available for sale was due to principal payments on municipal securities of $0.9 million.

The following table reconciles assets measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Level 3 Changes
(in thousands)	December 31, 2011	December 31, 2010
Balance, beginning of year	$8,388	$9,000
Total gains or losses (realized/unrealized)	-	-
Included in earnings	-	-
Included in other comprehensive income	-	-
Purchases, sales, issuances and settlements, net	(872)	(612)
Transfers in and/or out of Level 3	-	-
Balance as of end of year	$7,516	$8,388

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of December 31, 2011 was $0.

Gains and losses on securities (realized and unrealized) included in earnings (or changes in net assets) for the year end 2011 on a recurring basis are reported in noninterest income or other comprehensive income as follows:

(in thousands)	Noninterest Income	Other Comprehensive Income
Total gains included in earnings (or changes in net assets)	$3,531
Impairment loss	$(97)
Changes in unrealized gains (losses) relating to assets still held at December 31, 2011		$4,726

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of December 31, 2011, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At December 31, 2011	At December 31, 2010
Impaired loans measured at fair value	$39,850	$47,763
Fair Value Measurements Using:
Quoted Prices in Active Markets For Identical Assets (Level 1)	$-	$-
Significant Other Observable Inputs (Level 2)	$8,113	$30,364
Significant Unoberservable Inputs (Level 3)	$31,737	$17,399

Other real estate owned measured at fair value	$5,709	$577
Fair Value Measurements Using:
Quoted Prices in Active Markets For Identical Assets (Level 1)	$-	$-
Significant Other Observable Inputs (Level 2)	$5,709	$577
Significant Unoberservable Inputs (Level 3)	$-	$-

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

The Company has chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States, and as such has not included any gains or losses in earnings for the year ended December 31, 2011.

Note 24.  Financial Instruments

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

The fair value of commitments to extend credit is estimated using the fees charged to enter into similar legally binding agreements, taking into account the remaining terms of the agreements and customers' credit ratings. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit are based on fees charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2011 and 2010 the fair value of guarantees under commercial and standby letters of credit was not material.

The estimated fair values and carrying values of the financial instruments at December 31, 2011 and 2010 are presented in the following table:

	December 31, 2011		December 31, 2010
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Cash and cash equivalents	$112,442	$112,442	$44,837	$44,837
Securities, available for sale	$520,497	$520,497	$322,128	$322,128
Securities, held to maturity	$112,666	$113,197	$159,833	$155,326
Federal Home Loan Bank stock	$643	$643	$1,615	$1,615
Loans, net	$564,221	$564,049	$567,323	$570,566
Accrued interest receivable	$8,128	$8,128	$7,664	$7,664

Liabilities
Deposits	$1,207,302	$1,214,529	$1,007,383	$1,016,679
Borrowings	$15,423	$15,421	$12,589	$12,591
Accrued interest payable	$3,509	$3,509	$3,539	$3,539

There is no material difference between the contract amount and the estimated fair value of off-balance sheet items that are primarily comprised of short-term unfunded loan commitments that are generally priced at market.

Note 25.  Concentrations of Credit and Other Risks

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

The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers. Generally, credit is not extended in excess of $8.0 million to any single borrower or group of related borrowers.  Approximately 35.8% of the Company’s deposits are derived from local governmental agencies at December 31, 2011. These governmental depositing authorities are generally long-term customers. A number of the depositing authorities are under contractual obligation to maintain their operating funds exclusively with the Company. In most cases, the Company is required to pledge securities or letters of credit issued by the Federal Home Loan Bank to the depositing authorities to collateralize their deposits. Under certain circumstances, the withdrawal of all of, or a significant portion of, the deposits of one or more of the depositing authorities may result in a temporary reduction in liquidity, depending primarily on the maturities and/or classifications of the securities pledged against such deposits and the ability to replace such deposits with either new deposits or other borrowings.  Public fund deposits totaled $431.9 million of total deposits at December 31, 2011.  Seven public entities comprised $371.8 million or 86.1% of the total public funds as of December 31, 2011.

Note 26.  Litigation

The Company is subject to various legal proceedings in the normal course of its business. It is Management’s belief that the ultimate resolution of such claims will not have a material adverse effect on the Company’s financial position or results of operations.

Note 27.  Subsequent Events

First Guaranty Bancshares issued a stock dividend of ten percent to stockholders of record on February 17, 2012 payable February 24, 2012. See note 14 for details.

Note 28.  Condensed Parent Company Information

The following condensed financial information reflects the accounts and transactions of First Guaranty Bancshares, Inc. (parent company only) for the dates indicated:

First Guaranty Bancshares, Inc.
Condensed Balance Sheets

(in thousands)	December 31, 2011	December 31, 2010
Assets
Cash	$1,618	$7,523
Investment in bank subsidiary	127,801	90,701
Other assets	577	257
Total Assets	$129,996	$98,481

Liabilities and Stockholders' Equity
Long-term debt	$3,200	$-
Other liabilities	194	543
Total Liabilities	$3,394	$543
Stockholders' Equity	$126,602	$97,938

Total Liabilities and Stockholders' Equity	$129,996	$98,481

First Guaranty Bancshares, Inc.
Condensed Statements of Income

(in thousands)	December 31, 2011	December 31, 2010	December 31, 2009
Operating Income
Dividends received from bank subsidiary	$4,600	$6,893	$5,109
Other income	32	4	4
Total operating income	$4,632	$6,897	$5,113

Operating Expenses
Interest expense	$166	$-	$114
Salaries & Benefits	85	88	78
Other expenses	927	766	423
Total operating expenses	$1,178	$854	$615

Income before income tax benefit and increase in equity in undistributed earnings of subsidiary	$3,454	$6,043	$4,498
Income tax benefit	200	296	214
Income before increase in equity in undistributed earnings of subsidiary	$3,654	$6,339	$4,712
Increase in equity in undistributed earnings of subsidiary	4,379	3,686	2,883
Net Income	$8,033	$10,025	$7,595
Less preferred stock dividends	(1,976)	(1,333)	(594)
Net income available to common shareholders	$6,057	$8,692	$7,001

First Guaranty Bancshares, Inc.
Condensed Statements of Cash Flow

(in thousands)	December 31, 2011	December 31, 2010	December 31, 2009
Cash Flows From Operating Activities
Net income	$8,033	$10,025	$7,595
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) in equity in undistributed earnings of subsidiary	(4,379)	(3,686)	(2,883)
Net change in other liabilities	(349)	159	(83)
Net change in other assets	(250)	164	275
Net Cash Provided By Operating Activities	$3,055	$6,662	$4,904

Cash Flows From Investing Activities
Payments for investments in and advances to subsidiary	$(19,331)	$-	$(16,350)
Cash paid in excess of cash received in acquisition	(2,203)	-	-
Net Cash Used in Investing Activities	$(21,534)	$-	$(16,350)

Cash Flows From Financing Activities
Proceeds from long-term debt	$3,500	$-	$-
Repayment of long-term debt	(3,800)	-	-
Proceeds from issuance of preferred stock	39,435	-	20,699
Repurchase of preferred stock	(21,128)	-	-
Dividends paid	(5,433)	(4,686)	(3,799)
Net Cash Provided by (Used In) Financing Activities	$12,574	$(4,686)	$16,900

Net (Decrease) Increase In Cash and Cash Equivalents	$(5,905)	$1,976	$5,454
Cash and Cash Equivalents at the Beginning of the Period	7,523	5,547	93
Cash and Cash Equivalents at the End of the Period	$1,618	$7,523	$5,547

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures for the year ended December 31, 2011.

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

Based on our evaluation under the framework in Internal Control – Integrated Framework, Management concluded that internal control over financial reporting was effective as of December 31, 2011.

9b - Other Information

None

Part III

Item 10 – Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G (3), information on directors and executive officers of the Registrant will be incorporated by reference from the Company’s 2011 Definitive Proxy Statement.

Item 11 - Executive Compensation

Pursuant to General Instruction G (3), information on directors and executive officers of the Registrant will be incorporated by reference from the Company’s 2011 Definitive Proxy Statement.

Item 12 - Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

Pursuant to General Instruction G (3), information on directors and executive officers of the Registrant will be incorporated by reference from the Company’s 2011 Definitive Proxy Statement.

Item 13 - Certain Relationships and Related Transactions and Director Independence

Pursuant to General Instruction G (3), information on directors and executive officers of the Registrant will be incorporated by reference from the Company’s 2011 Definitive Proxy Statement.

Item 14 - Principal Accountant Fees and Services

Pursuant to General Instruction G (3), information on directors and executive officers of the Registrant will be incorporated by reference from the Company’s 2011 Definitive Proxy Statement.

Part IV

Item 15 - Exhibits and Financial Statement Schedules

(a)	1	Consolidated Financial Statements

		Item	Page
First Guaranty Bancshares, Inc. and Subsidiary
		Report of Independent Registered Accounting Firm	51
		Consolidated Balance Sheets - December 31, 2011 and 2010	52
		Consolidated Statements of Income – Years Ended December 31, 2011, 2010 and 2009	53
		Consolidated Statements of Changes in Stockholders’ Equity - December 31, 2011, 2010 and 2009	54
		Consolidated Statements of Cash Flows - Years Ended December 31, 2011, 2010 and 2009	55
		Notes to Consolidated Financial Statements	56

	2	Consolidated Financial Statement Schedules

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
14.1
First Guaranty Bancshares, Inc. and Subsidiary Code of Conduct and Ethics for Employees, Officers and Directors adopted March 15, 2012 (filed at Exhibit 14.3 on the Company’s Form 10-K dated March 29, 2012 and incorporated herein by reference)

14.2
First Guaranty Bancshares, Inc. Code of Ethics for Senior Financial Officers adopted March 15, 2012 (filed at Exhibit 14.4 on the Company’s Form 10-K dated March 29, 2012 and incorporated herein by reference).

14.3		First Guaranty Bancshares, Inc. and Subsidiary Code of Conduct and Ethics for Employees, Officers and Directors adopted March 15, 2012.
14.4		First Guaranty Bancshares, Inc. Code of Ethics for Senior Financial Officers adopted March 15, 2012.
21		Subsidiaries of the First Guaranty Bancshares, Inc. (filed as Exhibit 21 on the Company’s Form 8-K dated November 8, 2007 and incorporated herein by reference).
24		Power of attorney
31.1		Certification of principal executive officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of principal financial officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Chief Executive Officer TARP Certification
99.2		Chief Financial Officer TARP Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST GUARANTY BANCSHARES, INC.

Dated: March 29, 2012

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Alton B. Lewis Alton B. Lewis	Chief Executive Officer and Director	March 29, 2012

/s/ Eric J. Dosch Eric J. Dosch	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 29, 2012

*___________________________ Marshall T. Reynolds	Chairman of the Board	March 29, 2012

*___________________________ William K. Hood	Director	March 29, 2012

*___________________________ Glenda B. Glover	Director	March 29, 2012

*By: /s/ Alton B. Lewis
         Alton B. Lewis
         Under Power of Attorney