Form 10-Q
period 2012-03-31
First Guaranty Bancshares, Inc.
filed 2012-05-15
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2012

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
Yes o No ☒

As of May 14, 2012 the registrant had 6,293,627 shares of $1 par value common stock outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents:
Cash and due from banks	$47,244	$43,810
Interest-earning demand deposits with banks	25	2
Federal funds sold	7,327	68,630
Cash and cash equivalents	$54,596	$112,442

Investment securities:
Available for sale, at fair value	$598,997	$520,497
Held to maturity, at cost (estimated fair value of $92,537 and $113,197, respectively)	92,448	112,666
Investment securities	$691,445	$633,163

Federal Home Loan Bank stock, at cost	$1,798	$643
Loans held for sale	55	-

Loans, net of unearned income	$577,233	$573,100
Less: allowance for loan losses	9,952	8,879
Net loans	$567,281	$564,221

Premises and equipment, net	$19,850	$19,921
Goodwill	1,999	1,999
Intangible assets, net	2,712	2,811
Other real estate, net	5,009	5,709
Accrued interest receivable	8,259	8,128
Other assets	5,915	4,829
Total Assets	$1,358,919	$1,353,866

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing demand	$180,506	$167,925
Interest-bearing demand	304,300	289,408
Savings	59,233	57,452
Time	668,521	692,517
Total deposits	$1,212,560	$1,207,302

Short-term borrowings	$12,382	$12,223
Accrued interest payable	3,861	3,509
Long-term borrowing	3,050	3,200
Other liabilities	2,258	1,030
Total Liabilities	$1,234,111	$1,227,264

Stockholders' Equity
Preferred stock:
Series C - $1,000 par value - authorized 39,435 shares; issued and outstanding 39,435	39,435	39,435
Common stock: ¹
$1 par value - authorized 100,600,000 shares; issued 6,294,227	6,294	6,294
Surplus	39,387	39,387
Treasury Stock, at cost, 600 and 0 shares, respectively	(11)	-
Retained earnings	38,571	37,019
Accumulated other comprehensive income	1,132	4,467
Total Stockholders' Equity	$124,808	$126,602
Total Liabilities and Stockholders' Equity	$1,358,919	$1,353,866
See Notes to the Consolidated Financial Statements.
¹2011 share amounts have been restated to reflect the ten percent stock dividend paid February 24, 2012 to stockholders of record as of February 17, 2012.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2012	2011
Interest Income:
Loans (including fees)	$8,772	$8,461
Loans held for sale	1	1
Deposits with other banks	15	10
Securities (including FHLB stock)	5,630	4,762
Federal funds sold	4	5
Total Interest Income	$14,422	$13,239

Interest Expense:
Demand deposits	$343	$227
Savings deposits	13	11
Time deposits	3,173	3,506
Borrowings	39	6
Total Interest Expense	$3,568	$3,750

Net Interest Income	$10,854	$9,489
Less: Provision for loan losses	1,200	464
Net Interest Income after Provision for Loan Losses	$9,654	$9,025

Noninterest Income:
Service charges, commissions and fees	$1,188	$1,010
Net gains on securities	728	41
Loss on securities impairment	-	(97)
Net gains on sale of loans	(30)	48
Other	373	287
Total Noninterest Income	$2,259	$1,289

Noninterest Expense:
Salaries and employee benefits	$3,371	$3,035
Occupancy and equipment expense	920	813
Other	2,959	2,786
Total Noninterest Expense	$7,250	$6,634

Income Before Income Taxes	$4,663	$3,680
Less: Provision for income taxes	1,612	1,284
Net Income	$3,051	$2,396
Preferred Stock Dividends	(484)	(333)
Income Available to Common Shareholders	$2,567	$2,063

Per Common Share:
Cash dividends paid	$0.16	$0.15
Earnings	$0.41	$0.34

Weighted Average Common Shares Outstanding	6,294,194	6,115,608
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

	Series A	Series B	Series C					Accumulated
	Preferred	Preferred	Preferred	Common				Other
	Stock	Stock	Stock	Stock		Treasury	Retained	Comprehensive
	$1,000 Par	$1,000 Par	$1,000 Par	$1 Par	Surplus	Stock	Earnings	Income/(Loss)	Total
(in thousands, except per share data)
Balance December 31, 2010	$19,859	$1,116	$-	$6,116	$36,240	$-	$34,866	$(259)	$97,938
Net income	-	-	-	-	-	-	2,396	-	2,396
Change in unrealized loss on AFS securities, net of reclassification adjustments and taxes	-	-	-	-	-	-	-	(736)	(736)
Comprehensive Income									1,660
Cash dividends on common stock ($0.15 per share)	-	-	-	-	-	-	(889)	-	(889)
Preferred stock dividend, amortization and accretion	56	(5)	-	-	-	-	(333)	-	(282)
Balance March 31, 2011 (unaudited)	$19,915	$1,111	$-	$6,116	$36,240	$-	$36,040	$(995)	$98,427

Balance December 31, 2011	$-	$-	$39,435	$6,294	$39,387	$-	$37,019	$4,467	$126,602
Net Income	-	-	-	-	-	-	3,051	-	3,051
Change in unrealized loss on AFS securities, net of reclassification adjustments and taxes	-	-	-	-	-	-	-	(3,335)	(3,335)
Comprehensive Income									(284)
Cash dividends on common stock ($0.16 per share)	-	-	-	-	-	-	(1,015)	-	(1,015)
Treasury shares purchased, at cost, 600 shares	-	-	-	-	-	(11)	-	-	(11)
Preferred stock dividend	-	-	-	-	-	-	(484)	-	(484)
Balance March 31, 2012 (unaudited)	$-	$-	$39,435	$6,294	$39,387	$(11)	$38,571	$1,132	$124,808
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(in thousands)	2012	2011
Cash Flows From Operating Activities
Net income	$3,051	$2,396
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,200	464
Depreciation and amortization	524	371
Amortization/Accretion of investments	433	161
Gain on calls and sales of Securities	(728)	(41)
Gain on sale of assets	47	(48)
Other than temporary impairment charge on securities	-	97
ORE write downs and loss on disposition	381	54
FHLB stock dividends	-	(2)
Net (increase) decrease in loans held for sale	(55)	(168)
Change in other assets and liabilities, net	2,022	2,666
Net Cash Provided By Operating Activities	$6,875	$5,950

Cash Flows From Investing Activities
Proceeds from maturities and calls of HTM securities	$61,118	$-
Proceeds from maturities, calls and sales of AFS securities	131,003	12,071
Funds invested in HTM securities	(40,901)	(43,907)
Funds Invested in AFS securities	(214,262)	(15,159)
Proceeds from sale/redemption of Federal Home Loan Bank stock	-	1,028
Funds invested in Federal Home Loan Bank stock	(1,155)	(223)
Net (increase) decrease in loans	(4,526)	5,346
Purchase of premises and equipment	(344)	(606)
Proceeds from sales of other real estate owned	589	52
Net Cash Used In Investing Activities	$(68,478)	$(41,398)

Cash Flows From Financing Activities
Net increase in deposits	$5,258	$46,129
Net increase in federal funds purchased and short-term borrowings	159	819
Repayment of long-term borrowings	(150)	-
Purchase of treasury stock	(11)	-
Dividends paid	(1,499)	(1,171)
Net Cash Provided By Financing Activities	$3,757	$45,777

Net Increase (Decrease) In Cash and Cash Equivalents	$(57,846)	10,329
Cash and Cash Equivalents at the Beginning of the Period	112,442	44,837
Cash and Cash Equivalents at the End of the Period	$54,596	$55,166

Noncash Activities:
Loans transferred to foreclosed assets	$266	$295

Cash Paid During The Period:
Interest on deposits and borrowed funds	$3,398	$3,021
Income taxes	$-	$-
See Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements and the footnotes of First Guaranty Bancshares, Inc. (the “Company”) thereto should be read in conjunction with the audited financial statements and note disclosures for the Company previously filed with the Securities and Exchange Commission in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2011.

The consolidated financial statements include the accounts of First Guaranty Bancshares, Inc. and its wholly owned subsidiary First Guaranty Bank.  All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations for the three month periods ended March 31, 2012 and 2011 are not necessarily indicative of the results expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are susceptible to significant change in the near term are the allowance for loan losses, valuation of goodwill, intangible assets and other purchase accounting adjustments.

Note 2.  Recent Accounting Pronouncements

There are no recent accounting pronouncements to disclose for the first quarter of 2012.

Note 3. Securities

A summary comparison of securities by type at March 31, 2012 and December 31, 2011 is shown below.

	March 31, 2012				December 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Government Agencies	$398,930	$168	$(5,096)	$394,002	$319,113	$1,422	$(328)	$320,207
Corporate debt securities	176,160	6,764	(752)	182,172	171,927	6,250	(1,222)	176,955
Mutual funds or other equity securities	2,564	25	-	2,589	2,773	38	-	2,811
Municipal bonds	19,628	606	-	20,234	19,916	609	(1)	20,524
Total available for sale securities	$597,282	$7,563	$(5,848)	$598,997	$513,729	$8,319	$(1,551)	$520,497

Held to maturity:
U.S. Government Agencies	$92,448	$372	$(283)	$92,537	$112,666	$535	$(4)	$113.197
Total held to maturity securities	$92,448	$372	$(283)	$92,537	$112,666	$535	$(4)	$113.197

The scheduled maturities of securities at March 31, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2012
(in thousands)	Amortized Cost	Fair Value
Available For Sale:
Due in one year or less	$18,788	$19,228
Due after one year through five years	63,191	65,150
Due after five years through 10 years	195,332	198,838
Over 10 years	319,971	315,781
Total available for sale securities	$597,282	$598,997

Held to Maturity:
Due in one year or less	$-	$-
Due after one year through five years	8,028	8,071
Due after five years through 10 years	51,440	51,639
Over 10 years	32,980	32,827
Total held to maturity securities	$92,448	$92,537

At March 31, 2012 approximately $458.9 million in securities were pledged to secure public fund deposits, and for other purposes required or permitted by law.

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at March 31, 2012.

	Less Than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Government agencies	$336,744	$(5,096)	$-	$-	$336,744	$(5,096)
Corporate debt securities	25,272	(440)	2,107	(312)	27,379	(752)
Mutual funds or other equity securities	-	-	-	-	-	-
Municipals	-	-	-	-	-	-
Total available for sale securities	$362,016	$(5,536)	$2,107	$(312)	$364,123	$(5,848)

Held to maturity:
U.S. Government agencies	$40,155	$(283)	$-	$-	$40,155	$(283)
Total held to maturity securities	$40,155	$(283)	$-	$-	$40,155	$(283)

At March 31, 2012, 185 debt securities have gross unrealized losses of $6.1 million or 1.5% of amortized cost. The Company believes that it will collect all amounts contractually due and has the intent and the ability to hold these securities until the fair value is at least equal to the carrying value. The Company had 66 U.S. Government agency securities and 113 corporate debt securities that had gross unrealized losses for less than 12 months. The Company had 6 corporate debt securities which have been in a continuous unrealized loss position for 12 months or longer. All securities with unrealized losses greater than 12 months were classified as available for sale with amortized cost of $2.4 million. Securities with unrealized losses less than 12 months included $367.6 million amortized cost classified as available for sale and $40.4 million amortized cost classified as held to maturity.

If impairment is other than temporary for equity securities, then an impairment loss shall be recognized in earnings equal to the entire difference between the investment's cost and its fair value at the balance sheet date of the reporting period for which the assessment is made. The fair value of the investment would then become the new amortized cost basis of the investment and is not adjusted for subsequent recoveries in fair value. For debt securities, other than temporary impairment loss is recognized in earnings if the Company is required to sell or is more likely than not to sell the security before recovery of its amortized cost. If the Company is not required to sell the security or does intend to sell the security then the other-than-temporary impairment is separated into the amount representing credit loss and the amount related to all other factors. The amount related to credit loss is recognized in earnings and the amount related to all other factors is recognized in other comprehensive income. The previous amortized cost basis less the other-than-temporary impairment recognized in earnings shall become the new amortized cost basis of the investment. Management evaluates securities for other-than-temporary impairment at least quarterly and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) the recovery of contractual principal and interest and (iv) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, Management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and industry reports.

The amount of investment securities issued by government agencies with unrealized losses and the amount of unrealized losses on those investment securities are primarily the result of market interest rates. At March 31, 2012 the Company had the ability and intent to hold these securities in its current portfolio until recovery, which may be until maturity.

The corporate debt securities consist primarily of corporate bonds issued by the following types of organizations: financial, insurance, utilities, manufacturing, industrial, consumer products and oil and gas. Also included in corporate debt securities are trust preferred capital securities, many issued by national and global financial services firms. The Company believes that the each of the issuers will be able to fulfill the obligations of these securities. At March 31, 2012 the Company had the ability and intent to hold these securities until they recover, which could be at their maturity dates.

The held to maturity portfolio is comprised of government sponsored enterprise securities such as FHLB, FNMA, FHLMC, and FFCB.  The securities have maturities of 15 years or less and the securities are used to collateralize public funds.  As of March 31, 2012 public funds deposits totaled $452.7 million. The Company has maintained public funds in excess of $175.0 million since December 2007.   Management believes that public funds will continue to be a significant part of the Company's deposit base and will need to be collateralized by securities in the investment portfolio.

The Company attributes the unrealized losses mainly to increases in market interest rates over the yield available at the time the underlying securities were purchased. The Company does not expect to incur a loss unless the securities are sold prior to maturity.

 Securities with unrealized losses, in which the Company has not already taken an OTTI charge, are currently performing according to their contractual terms. Management has the intent and ability to hold these securities for the foreseeable future. The fair value is expected to recover as the securities approach their maturity or repricing date or if market yields for such investments decline. As a result of uncertainties in the market affecting companies in the financial services industry, it is at least reasonably possible that a change in the estimate will occur in the near term.

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

 The Company did not record an impairment write-down on its securities for the three month period ending March 31, 2012. During the first quarter of 2011, the Company recorded an impairment write-down on securities from one issuer of $0.1 million. This write-down was partially offset by a subsequent gain on sale of the securities of $45,000 in the third quarter of 2011.

At March 31, 2012, the Company's exposure to investment securities issuers that exceeded 10% of stockholders’ equity as follows:
	At March 31, 2012
(in thousands)	Amortized Cost	Fair Value
Federal Home Loan Bank (FHLB)	$99,716	$99,676
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	149,483	147,321
Federal National Mortgage Association (Fannie Mae-FNMA)	187,769	185,247
Federal Farm Credit Bank (FFCB)	54,410	54,294
Total	$491,378	$486,538

Note 4. Loans

The following table summarizes the components of the Company's loan portfolio as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
(in thousands)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$65,332	11.3%	$78,614	13.7%
Farmland	11,075	1.9%	11,577	2.0%
1- 4 Family	92,124	15.9%	89,202	15.6%
Multifamily	17,814	3.1%	16,914	2.9%
Non-farm non-residential	275,854	47.7%	268,618	46.8%
Total Real Estate	$462,199	79.9%	$464,925	81.0%
Non-real Estate:
Agricultural	$17,281	3.0%	$17,338	3.0%
Commercial and industrial	75,206	13.0%	68,025	11.9%
Consumer and other	23,535	4.1%	23,455	4.1%
Total Non-real Estate	$116,022	20.1%	$108,818	19.0%
Total loans before unearned income	$578,221	100.0%	$573,743	100.0%
Less: Unearned income	(988)		(643)
Total loans net of unearned income	$577,233		$573,100

The following table summarizes fixed and floating rate loans by maturity and repricing frequencies as of March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$87,377	$126,238	$213,615	$108,276	$124,052	$232,328
One to five years	174,820	103,339	278,159	160,191	98,972	259,163
Five to 15 years	10,982	36,322	47,304	8,393	36,891	45,284
Over 15 years	8,685	6,104	14,789	8,464	6,054	14,518
Subtotal	$281,864	$272,003	$553,867	$285,324	$265,969	$551,293
Nonaccrual loans			24,354			22,450
Total loans before unearned income			$578,221			$573,743
Less: Unearned income			(988)			(643)
Total loans net of unearned income			$577,233			$573,100

The majority of floating rate loans have interest rate floors. As of March 31, 2012, $254.6 million of these loans were at the floor rate. Nonaccrual loans have been excluded from the calculation.

The following tables present the age analysis of past due loans at March 31, 2012 and December 31, 2011:

	As of March 31, 2012
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$478	$1,114	$1,592	$63,740	$65,332	$-
Farmland	-	872	872	10,203	11,075	-
1 - 4 family	3,066	6,765	9,831	82,293	92,124	378
Multifamily	-	617	617	17,197	17,814	-
Non-farm non-residential	3,224	12,146	15,370	260,484	275,854	-
Total Real Estate	$6,768	$21,514	$28,282	$433,917	$462,199	$378
Non-Real Estate:
Agricultural	$19	$1,059	$1,078	$16,203	$17,281	$-
Commercial and industrial	482	2,100	2,582	72,624	75,206	-
Consumer and other	129	60	189	23,346	23,535	-
Total Non-Real Estate	$630	$3,219	$3,849	$112,173	$116,022	$-
Total loans before unearned income	$7,398	$24,733	$32,131	$546,090	$578,221	$378
Less: unearned income					(988)
Total loans net of unearned income					$577,233

	As of December 31, 2011
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due		Current	Total Loans	Recorded Investment 90 Days Accruing
Real estate:
Construction & land development	$240	$1,520	$,	1,760	$76,854	$78,614	$-
Farmland	45	562		607	10,970	11,577	-
1 - 4 family	2,812	5,957		8,769	80,433	89,202	309
Multifamily	617	-		617	16,297	16,914	-
Non-farm non-residential	878	12,818		13,696	254,922	268,618	419
Total Real Estate	$4,592	$20,857		$25,449	$439,476	$464,925	$728
Non-Real Estate:
Agricultural	$90	$315		$405	$16,933	$17,338	$-
Commercial and industrial	147	1,986		2,133	65,892	68,025	-
Consumer and other	389	28		417	23,038	23,455	8
Total Non-Real Estate	$626	$2,329		$2,955	$105,863	$108,818	$8
Total loans before unearned income	$5,218	$23,186		$28,404	$545,339	$573,743	$736
Less: unearned income						(643)
Total loans net of unearned income						$573,100

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

The following is a summary of nonaccrual loans by class:

(in thousands)	As of March 31, 2012	As of December 31, 2011
Real Estate:
Construction & land development	$1,114	$1,520
Farmland	872	562
1 - 4 family	6,387	5,647
Multifamily	617	-
Non-farm non-residential	12,145	12,400
Total Real Estate	$21,135	$20,129
Non-real Estate:
Agricultural	$1,059	$315
Commercial and industrial	2,100	1,986
Consumer and other	60	20
Total Non-Real Estate	$3,219	$2,321
Total Nonaccrual Loans	$24,354	$22,450

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

A substandard loan with a corporate credit exposure is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt by the borrower. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. These loans require more intensive supervision by management. Substandard loans are generally characterized by current or expected unprofitable operations, inadequate debt service coverage, inadequate liquidity, or marginal capitalization. Repayment may depend on collateral or other credit risk mitigates. For some substandard loans, the likelihood of full collection of interest and principal may be in doubt and thus, placed on nonaccrual. For loans with a consumer credit exposure, loans that are 90 days or more past due or that have been placed on nonaccrual are considered substandard.

Doubtful loans have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full questionable and there is a high probability of loss based on currently existing facts, conditions and values.

The following table identifies the Credit Exposure of the Loan Portfolio by specific credit ratings:

Corporate Credit Exposure	As of March 31, 2012					As of December 31, 2011
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Construction & land development	$55,056	$71	$10,205	$-	$65,332	$67,602	$82	$10,930	$-	$78,614
Farmland	10,287	386	402	-	11,075	11,485	-	92	-	11,577
1 - 4 family	81,010	3,097	8,017	-	92,124	80,053	1,770	7,379	-	89,202
Multifamily	9,851	25	7,938	-	17,814	9,545	-	7,369	-	16,914
Non-farm non-residential	238,056	5,240	32,558	-	275,854	235,448	372	32,798	-	268,618
Total real estate	$394,260	$8,819	$59,120	$-	$462,199	$404,133	$2,224	$58,568	$-	$464,925
Non-Real Estate:
Agricultural	$16,610	$100	$571	$-	$17,281	$17,304	$-	$34	$-	$17,338
Commercial and industrial	73,478	95	1,633	-	75,206	65,553	93	2,379	-	68,025
Consumer and other	23,471	7	57	-	23,535	23,345	43	67	-	23,455
Total Non-Real Estate	$113,559	$202	$2,261	$-	$116,022	$106,202	$136	$2,480	$-	$108,818
Total loans before unearned income	$507,819	$9,021	$61,381	$-	$578,221	$510,335	$2,360	$61,048	$-	$573,743
Less: unearned income					(988)					(643)
Total loans net of unearned income					$577,233					$573,100

ASC 310-30 Loans

The Company has loans that were acquired through the acquisition of  Greensburg Bancshares, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that all contractually required payments would not be collected. These loans are subject to ASC Topic 310-30. The carrying amount of those loans is included in the balance sheet amounts of loans receivable at March 31, 2012. The amounts of loans subject to ASC Topic 310-30 at March 31, 2012 are as follows:

	March 31, 2012
(in thousands)	Contractual Amount	Carrying Value
Real Estate:
Construction & land development	$536	$300
Farmland	-	-
1 - 4 family	499	443
Multifamily	-
Non-farm non-residential	139	139
Total real estate	$1,174	$882
Non-real Estate:
Agricultural	$-	$-
Commercial and industrial	-	-
Consumer and other	-	-
Total Non-Real Estate	$-	$-
Total	$1,174	$882

There have been no additional provisions made to the allowance for loan losses subsequent to acquisition of these loans. The loans acquired in the acquisition of  Greensburg Bancshares, that are within the scope of Topic ASC 310-30, are not accounted for using the income recognition model of the Topic because the Company cannot reasonably estimate cash flows expected to be collected.

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

A summary of changes in the allowance for loan losses, by portfolio type, for the three months ended March 31, 2012 and 2011 are as follows:

	As of March 31, 2012
	Real Estate Loans:					Non-Real Estate Loans:
(in thousands)	Construction and Land Development	Farmland	1-4 Family	Multi-family	Non-farm non-residential	Agricultural	Commercial and Industrial	Consumer and other	Unallocated	Total
Allowance for Credit Losses:
Beginning balance (12/31/11)	$1,002	$65	$1,917	$780	$2,980	$125	$1,407	$314	$289	$8,879
Charge offs	(53)	-	(71)	-	-	(7)	(100)	(155)	-	(386)
Recoveries	5	-	11	-	106	-	40	97	-	259
Provision	304	32	212	63	191	(13)	290	57	64	1,200
Ending Balance	$1,258	$97	$2,069	$843	$3,277	$105	$1,637	$313	$353	$9,952

	As of March 31, 2011
	Real Estate Loans:					Non-Real Estate Loans:
(in thousands)	Construction and Land Development	Farmland	1-4 Family	Multi-family	Non-farm non-residential	Agricultural	Commercial and Industrial	Consumer and other	Unallocated	Total
Allowance for Credit Losses:
Beginning balance (12/31/10)	$977	$46	$1,891	$487	$3,423	$80	$510	$390	$513	$8,317
Charge offs	(417)	-	(157)	-	(22)	-	(1)	(88)	-	(685)
Recoveries	-	-	6	-	7	-	63	57	-	133
Provision	(95)	(5)	557	(325)	(287)	117	900	(83)	(315)	464
Ending Balance	$465	$41	$2,297	$162	$3,121	$197	$1,472	$276	$198	$8,229

	As of March 31, 2012
	Real Estate Loans:					Non-Real Estate Loans:
(in thousands)	Construction and Land Development	Farmland	1-4 Family	Multi-family	Non-farm non-residential	Agricultural	Commercial and Industrial	Consumer and other	Unallocated	Total
Allowance individually evaluated for impairment	$495	$-	$401	$667	$1,190	$-	$-	$-	$-	$2,753
Allowance collectively evaluated for impairment	$763	$97	$1,668	$176	$2,087	$105	$1,637	$313	$353	$7,199
Allowance at March 31, 2012	$1,258	$97	$2,069	$843	$3,277	$105	$1,637	$313	$353	$9,952

Loans individually evaluated for impairment	$7,425	$-	$3,633	$7,346	$30,435	$-	$1,482	$-	$-	$50,321
Loans collectively evaluated for impairment	$57,906	$11,075	$88,491	$10,468	$245,419	$17,282	$73,723	$23,536	$-	$527,900
Loans at March 31, 2012 (before unearned income)	$65,331	$11,075	$92,124	$17,814	$275,854	$17,282	$75,205	$23,536	$-	$578,221
Unearned income										(988)
Total loans net of unearned income										$577,233

	As of December 31, 2011
	Real Estate Loans:					Non-Real Estate Loans:
(in thousands)	Construction and Land Development	Farmland	1-4 Family	Multi-family	Non-farm non-residential	Agricultural	Commercial and Industrial	Consumer and other	Unallocated	Total
Allowance individually evaluated for impairment	$139	$-	$392	$701	$1,224	$-	$-	$-	$-	$2,456
Allowance collectively evaluated for impairment	$863	$65	$1,525	$79	$1,756	$125	$1,407	$314	$289	$6,423
Allowance at December 31, 2011	$1,002	$65	$1,917	$780	$2,980	$125	$1,407	$314	$289	$8,879

Loans individually evaluated for impairment	$7,998	$-	$3,591	$7,369	$31,397	$-	$738	$-	$-	$51,093
Loans collectively evaluated for impairment	$70,616	$11,577	$85,611	$9,545	$237,221	$17,338	$67,287	$23,455	$-	$522,650
Loans at December 31, 2011 (before unearned income)	$78,614	$11,577	$89,202	$16,914	$268,618	$17,338	$68,025	$23,455	$-	$573,743
Unearned income										(643)
Total loans net of unearned income										$573,100

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

The following is a summary of impaired loans by class:

	As of March 31, 2012
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real estate:
Construction & land development	$900	$949	$-	$925	$17	$26
Farmland	-	-	-	-	-	-
1 - 4 family	1,693	1,693	-	858	40	22
Multifamily	-	-	-	-	-	-
Non-farm non-residential	7,583	10,257	-	9,141	228	162
Total Real Estate	$10,176	$12,899	$-	$10,924	$285	$210
Non-Real Estate:
Agricultural	$-	$-	$-	$-	$-	$-
Commercial and industrial	1,482	501	-	265	16	1
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	$1,482	$501	$-	$265	$16	$1
Total Impaired Loans with no related allowance	$11,658	$13,400	$-	$11,189	$301	$211

Impaired Loans with an allowance recorded:
Real estate:
Construction & land development	$6,525	$6,525	$495	$6,716	$419	$423
Farmland	-	-	-	-	-	-
1 - 4 family	1,940	2,272	401	2,995	85	71
Multifamily	7,346	7,345	667	7,356	412	407
Non-farm non-residential	22,852	22,991	1,190	22,731	1,096	1,045
Total real estate	$38,663	$39,133	$2,753	$39,798	$2,012	$1,946
Non-Real Estate:
Agricultural	$-	$-	$-	$-	$-	$-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	$-	$-	$-	$-	$-	$-
Total Impaired Loans with an allowance recorded	$38,664	$39,133	$2,753	$39,798	$2,012	$1,946

Total Impaired Loans	$50,321	$52,533	$2,753	$50,987	$2,313	$2,157

The following is a summary of impaired loans by class:

	As of December 31, 2011
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real estate:
Construction & land development	$937	$960	$-	$634	$91	$64
Farmland	-	-	-	-	-	-
1 - 4 family	858	1,192	-	2,388	218	32
Multifamily	-	-	-	-	-	-
Non-farm non-residential	8,710	10,708	-	11,549	824	409
Total Real Estate	$10,505	$12,860	$-	$14,571	$1,133	$505
Non-Real Estate:
Agricultural	$-	$-	$-	$-	$-	$-
Commercial and industrial	738	1,737	-	2,986	238	102
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	$738	$1,737	$-	$2,986	$238	$102
Total Impaired Loans with no related allowance	$11,243	$14,597	$-	$17,557	$1,371	$607

Impaired Loans with an allowance recorded:
Real estate:
Construction & land development	$7,061	$7,061	$139	$7,243	$477	$376
Farmland	-	-	-	-	-	-
1 - 4 family	2,733	2,870	392	1,127	57	56
Multifamily	7,369	7,369	701	6,347	288	333
Non-farm non-residential	22,687	23,637	1,224	21,180	1,261	815
Total real estate	$39,850	$40,937	$2,456	$35,897	$2,083	$1,580
Non-Real Estate:
Agricultural	$-	$-	$-	$-	$-	$-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	$-	$-	$-	$-	$-	$-
Total Impaired Loans with an allowance recorded	$39,850	$40,937	$2,456	$35,897	$2,083	$1,580

Total Impaired Loans	$51,093	$55,534	$2,456	$53,454	$3,454	$2,187

A Troubled Debt Restructuring ("TDR") is considered such if the creditor for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. The modifications to the Company's TDRs were concessions on the interest rate charged.  The effect of the modifications to the Company was a reduction in interest income.  These loans still have an allocated reserve in the Company's reserve for loan losses. The following table identifies the Troubled Debt Restructurings as of March 31, 2012 and December 31, 2011:

Troubled Debt Restructurings	March 31, 2012			December 31, 2011
(in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real Estate:
Construction & land development	5	$2,840	$2,840	5	$2,840	$2,840
Farmland	-	-	-	-	-	-
1-4 Family	1	1,694	1,694	1	1,694	1,694
Multifamily	1	5,993	5,993	1	6,015	6,015
Non-farm non residential	3	6,805	6,805	4	6,998	6,998
Total real estate	10	$17,332	$17,332	11	$17,547	$17,547
Non-Real Estate:
Agricultural	-	$-	$-	-	$-	$-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	-	$-	$-	-	$-	$-
Total	10	$17,332	$17,332	11	$17,547	$17,547

The following is a summary of  the loans that subsequently defaulted after the debt was restructured:

Troubled Debt Restructurings that subsequently defaulted	March 31, 2012		December 31, 2011
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Real Estate:
Construction & land development	-	$-	-	$-
Farmland	-	-	-	-
1-4 Family	1	1,694	-	-
Multifamily	-	-	-	-
Non-farm non residential	-	-	-	-
Total real estate	1	$1,694	-	$-
Non-Real Estate:
Agricultural	-	$-	-	$-
Commercial and industrial	-	-	-	-
Consumer and other	-	-	-	-
Total Non-Real Estate	-	$-	-	$-
Total	1	$1,694	-	$-

Note 6. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives. Goodwill at March 31, 2012 was $2.0 million and resulted from the Homestead Bancorp acquisition in 2007.  No impairment charges have been recognized since the acquisition. Mortgage servicing rights were relatively unchanged since December 31, 2011, totaling $0.2 million at March 31, 2012. Other intangible assets recorded include core deposit intangibles, which are subject to amortization. The core deposits reflect the value of deposit relationships, including the beneficial rates, which arose from the purchase of other financial institutions and the purchase of various banking center locations from other financial institutions.

Note 7. Commitments and Contingencies

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

Set forth below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at March 31, 2012 and December 31, 2011:

Contract Amount
(in thousands)	March 31, 2012	December 31, 2011
Commitments to Extend Credit	$12,530	$13,264
Unfunded Commitments under lines of credit	$58,738	$69,522
Commercial and Standby letters of credit	$6,503	$6,745

Litigation

The nature of the Company’s business ordinarily results in a certain amount of claims, litigation and legal and administrative cases, all of which are considered incidental to the normal conduct of business. When the Company’s management and counsel determine it has defenses to the claims asserted, it defends itself. The Company will consider settlement of cases when, in Management’s and counsel’s judgment, it is in the best interests of both the Company and its shareholders.

While the final outcome of legal proceedings is inherently uncertain, based on information currently available, advice of counsel, and available insurance coverage, Management believes that the amount it has already accrued is adequate and any incremental liability arising from the Company’s legal proceedings will not have a material adverse effect on the Company’s financial position.

Note 8. Fair Value

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets.  If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified Level 3 in the Company's portfolio as of March 31, 2012 includes municipal bonds and one preferred equity security.

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

Other real estate owned. Properties are recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values of other real estate owned ("OREO") at March 31, 2012 are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement or amounts commonly used in real estate transactions. Inputs include appraisal values on the properties or recent sales activity for similar assets in the property’s market, and thus OREO measured at fair value would be classified within Level 2 of the hierarchy.

Certain non-financial assets and non-financial liabilities are measured at fair value on a non-recurring basis including assets and liabilities related to reporting units measured at fair value in the testing of goodwill impairment, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	March 31, 2012	December 31, 2011
Securities available for sale measured at fair value	$598,997	$520,497
Fair Value Measurements Using:
Quoted Prices in Active Markets For Identical Assets (Level 1)	$-	$3,203
Significant Other Observable Inputs (Level 2)	$591,487	$509,778
Significant Unoberservable Inputs (Level 3)	$7,510	$7,516

The Company's valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes the methodologies used are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value.  The change in level 3 securities available for sale was due to a $6,000 municipal bond principal payment in January 2012.

Gains and losses on securities (realized and unrealized) included in earnings (or changes in net assets) for the first three months of 2012 on a recurring basis are reported in noninterest income or other comprehensive income as follows:

(in thousands)	Noninterest Income	Other Comprehensive Income
Total gains included in earnings (or changes in net assets)	$728	$-
Impairment loss	$-	$-
Changes in unrealized gains (losses) relating to assets still held at March 31, 2012	$-	$(3,335)

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of March 31, 2012 and December 31, 2011, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At March 31, 2012	At December 31, 2011
Impaired loans measured at fair value	$38,664	$39,850
Fair Value Measurements Using:
Quoted Prices in Active Markets For Identical Assets (Level 1)	$-	$-
Significant Other Observable Inputs (Level 2)	$15,768	$8,113
Significant Unoberservable Inputs (Level 3)	$22,896	$31,737

Other real estate owned measured at fair value	$5,009	$5,709
Fair Value Measurements Using:
Quoted Prices in Active Markets For Identical Assets (Level 1)	$-	$-
Significant Other Observable Inputs (Level 2)	$5,009	$5,709
Significant Unoberservable Inputs (Level 3)	$-	$-

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

The Company has chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States, and as such has not included any gains or losses in earnings for the three months ended March 31, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis is intended to highlight the significant factors affecting the Company's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data at March 31, 2012 and for the three months ended March 31, 2012 and 2011 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly the Company's financial position and results of operations for such periods.

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

First Quarter 2012 Financial Overview

Financial highlights for the first quarter of 2012 are as follows:

●	First Guaranty Bancshares issued a ten percent stock dividend on February 24, 2012 to stockholders of record as of February 17, 2012.

●	Net income for the first quarter of 2012 and 2011 was $3.1 million and $2.4 million, respectively. Net income to common shareholders after preferred stock dividends was $2.6 million and $2.1 million for the first quarter of 2012 and 2011, with earnings per common share of $0.41 and $0.34, respectively. The increase in net income for the first quarter of 2012 when compared to the first quarter of 2011 was primarily the result of an increase in interest income from a larger dollar volume in investments, a decrease in interest expense as well as the addition of the results of operations of the Greensburg Bancshares assets and branches acquired July 1, 2011.

●	Net interest income for the first quarter of 2012 and 2011 was $10.9 million and $9.5 million, respectively. The net interest margin was 3.31% for the first quarter 2012 and 3.47% for the same period in 2011.

●	The provision for loan losses for the first quarter of 2012 was $1.2 million compared to $0.5 million for the first quarter of 2011.

●	Total assets at March 31, 2012 were $1.4 billion, an increase of $5.1 million or 0.37% when compared to $1.4 billion at December 31, 2011. The increase in assets was primarily from deposit growth that was invested in securities.

●	Investment securities totaled $691.4 million at March 31, 2012, an increase of $58.3 million when compared to $633.2 million at December 31, 2011. At March 31, 2012, available for sale securities, at fair value, totaled $599.0 million, an increase of $78.5 million when compared to $520.5 million at December 31, 2011. At March 31, 2012, held to maturity securities, at amortized cost, totaled $92.4 million, a decrease of $20.2 million when compared to $112.7 million at December 31, 2011.

●	The net loan portfolio at March 31, 2012 totaled $567.3 million, a net increase of $3.1 million from the December 31, 2011 net loan portfolio of $564.2 million. Net loans are reduced by the allowance for loan losses which totaled $10.0 million for March 31, 2012 and $8.9 million for December 31, 2011.

●	Total deposits increased $5.3 million or 0.44% in the first three months of 2012 compared to December 31, 2011.

●	Return on average assets for the three months ended March 31, 2012 and March 31, 2011 was 0.90% and 0.83%, respectively. Return on average common shareholders’ equity for the three months ended March 31, 2012 and March 31, 2011 was 13.76% and 12.36% respectively. Return on average assets is calculated by dividing annualized net income before preferred dividends by average assets. Return on common shareholders’ equity is calculated by dividing net earnings applicable to common shareholders by average common shareholders’ equity.

●	The Company's Board of Directors declared a cash dividend of $0.16 per common share in the first quarter of 2012 and $0.15 on an adjusted per share basis for the first quarter of 2011. The dividend per common share for the first quarter of 2011 has been adjusted to reflect the ten percent stock dividend paid on February 24, 2012.

Financial Condition

Changes in Financial Condition from December 31, 2011 to March 31, 2012

General.

Total assets as of March 31, 2012 were $1.4 billion, an increase of $5.1 million or 0.37% when compared to $1.4 billion at December 31, 2011. The increase in assets primarily reflects increases in the Company's investment in government and corporate debt securities.

Investment Securities.

Investment securities at March 31, 2012 totaled $691.4 million, an increase of $58.3 million compared to $633.2 million at December 31, 2011.  The investment portfolio consisted of available for sale securities at their fair market value total of $599.0 million and held to maturity securities at amortized cost total of $92.4 million.

The securities portfolio consisted principally of U.S. Government agency securities, corporate debt securities and municipal bonds. The securities portfolio provides the Company with a relatively stable source of income and provides a balance to credit risk when compared to other categories of assets. The Company has continued to expand its holding of securities as loan demand has remained low.  Management monitors the securities portfolio for both credit and interest rate risk.  The Company generally limits the purchase of corporate securities to individual issuers to manage concentration and credit risk. Corporate securities generally have a maturity of 10 years or less.  Government agency securities generally have maturities of 15 years or less. Corporate securities held at fair value totaled $182.2 million at March 31, 2012.  U.S. Government Agency securities that were held at fair value totaled $394.0 million at March 31, 2012. Agency securities that were held for maturity and carried at amortized cost totaled $92.4 million at March 31, 2012. The fair value of held to maturity agency securities was $92.5 million at March 31, 2012.

At March 31, 2012, $19.2 million or 2.8% of the securities portfolio was scheduled to mature in less than one year. Securities with contractual maturity dates over 10 years totaled $348.8 million or 50.4% of the total portfolio. The weighted average contractual maturity of the securities portfolio was 10.7 years.  The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates.

As of March 31, 2012, certain investment securities totaling $2.1 million had continuous unrealized loss positions for more than 12 months with unrealized losses totaling $0.3 million. These securities in an unrealized loss position for a period longer than 12 months were corporate debt securities. At March 31, 2012, 14 securities from 10 issuers were graded below investment grade with a total book value of $3.4 million.  Non-investment grade securities represent approximately 0.5% of the Company's total investment portfolio.  All of the non-investment grade securities referenced above were initially investment grade and have been downgraded since purchase. The non-investment grade securities are monitored by management.

Average securities as a percentage of average interest-earning assets were 51.2% for the three month period ended March 31, 2012 and 45.3% for the same period in 2011. At March 31, 2012, the U.S Government agency securities and municipal bonds qualified as securities pledgeable to collateralize repurchase agreements and public funds. Securities pledged totaled $458.9 million at March 31, 2012  and $428.6 million at December 31, 2011.  See Note 3 of the Notes to Consolidated Financial Statements for more information on investment securities.

Loans.

Net loans accounted for 41.7% of total assets at March 31, 2012, with relatively no change from 41.7% at December 31, 2011. There are no significant concentrations of credit to any individual borrower. As of March 31, 2012, 80.1% of our loan portfolio was secured primarily or secondarily by real estate. The largest portion of our loan portfolio, at 47.8%, is non-farm non-residential loans secured by real estate.

The net loan portfolio at March 31, 2012 totaled $567.3 million, a net increase of $3.1 million from the December 31, 2011 net loan portfolio of $564.2 million.  Net loans are reduced by the allowance for loan losses which totaled $10.0 million for March 31, 2012 and $8.9 million for December 31, 2011. Total loans include $16.9 million in syndicated loans. Syndicated loans meet the same underwriting criteria used when making in-house loans.  Loan charge offs totaled $0.4 million during the first three months of 2012, compared to $0.7 million during the same period of 2011.  Recoveries totaled $0.3 million during the first three months of 2012 and $0.1 million during the first three months of 2011.  See Note 4 of the Notes to Consolidated Financial Statements for more information on loans and Note 5 for information on the allowance for loan losses.

Nonperforming Assets.

Nonperforming assets consist of loans on which interest is no longer accrued and real estate acquired through foreclosure (other real estate). The accrual of interest is discontinued on loans when management believes there is reasonable uncertainty about the full collection of principal and interest or when the loan is contractually past due 90 days or more and not fully secured. If the principal amount of the loan is adequately secured, then interest income on such loans is recognized only in periods in which actual payments are received.

The table below sets forth the amounts and categories of our non-performing assets and restructured loans where the interest rate or other terms have been renegotiated  at the dates indicated.

(in thousands)	March 31, 2012	December 31, 2011
Nonaccrual loans:
Real Estate:
Construction and land development	$1,114	$1,520
Farmland	872	562
1 - 4 family residential	6,387	5,647
Multifamily	617	-
Non-farm non-residential	12,146	12,400
Total Real Estate	$21,136	$20,129
Non-Real Estate:
Agricultural	$1,059	$315
Commercial and industrial	2,100	1,986
Consumer and other	60	20
Total Non-Real Estate	$3,219	$2,321
Total nonaccrual loans	$24,355	$22,450

Loans 90 days and greater delinquent & accruing:
Real Estate:
Construction and land development	$-	$-
Farmland	-	-
1 - 4 family residential	378	309
Multifamily	-	-
Non-farm non-residential	-	419
Total Real Estate	$378	$728
Non-Real Estate:
Agricultural	$-	$-
Commercial and industrial	-	-
Consumer and other	-	8
Total Non-Real Estate	$-	$8
Total loans 90 days and greater delinquent & accruing	$378	$736

Total non-performing loans	$24,733	$23,186

Real Estate Owned:
Real Estate Loans:
Construction and land development	$1,075	$1,161
Farmland	-	-
1 - 4 family residential	928	1,342
Multifamily	-	-
Non-farm non-residential	3,006	3,206
Total Real Estate	$5,009	$5,709
Non-Real Estate Loans:
Agricultural	$-	$-
Commercial and industrial	-	-
Consumer and other	-	-
Total Non-Real Estate	$-	$-
Total Real Estate Owned	$5,009	$5,709

Total non-performing assets	$29,742	$28,895

Restructured Loans in compliance with modified terms	$15,668	$17,547
Restructured Loans that subsequently defaulted	1,664	-
Total Restructured Loans	$17,332	$17,547

Nonperforming assets totaled $29.7 million or 2.2% of total assets at March 31, 2012, an increase of $0.8 million from December 31, 2011. Management has not identified additional information on any loans not already included in impaired loans or the nonperforming asset total that indicates possible credit problems that could cause doubt as to the ability of borrowers to comply with the loan repayment terms in the future.

Nonaccrual loans totaled $24.4 million as of March 31, 2012.  The nonaccrual loans are concentrated in five credit relationships that total approximately $13.3 million or 54.4% of the nonaccrual balance.  This nonaccrual loan total includes approximately $3.8 million in a participation loan secured by a hotel, $3.7 million secured by two motels, $2.7 million secured by an entertainment complex, $1.4 million secured by equipment and real estate, and $1.7 million secured by a personal residence.

Nonaccrual loans increased in aggregate $0.8 million from December 31, 2011 to March 31, 2012. The increase represents the addition of one loan secured by a personal residence totaling $1.7 million. The increase in nonaccrual loans was partially offset by a net reduction in nonaccrual loans of $1.1 million.

Construction and land development nonaccrual loans decreased by $0.4 million from $1.5 million to $1.1 million.

Nonaccrual loans secured by farmland increased $0.3 million from $0.6 million at December 31, 2011 to $0.9 million at March 31, 2012.

One-to-four family residential nonaccrual loans increased $0.7 million primarily due to the addition of one loan totaling $1.7 million.

Multifamily nonaccrual loans increased by $0.6 million in the first three months of 2012. At December 31, 2011 there were no nonaccrual loans in the multifamily category. The increase is due to the two loans transfering to nonaccrual status.

Non-farm non-residential nonaccrual loans decreased $0.3 million from December 31, 2011 to March 31, 2012. This category constitutes $12.1 million or 49.9% of total nonaccrual loans. This category includes loans secured by owner and nonowner occupied commercial real estate. The decrease from December 31, 2011 is due to the payoff of three loans totaling $0.6 million, and the return of two loans to accrual totaling $0.2 million. The decrease was partially offset by the addition of one loan totaling $0.4 million.

Commercial and industrial nonaccrual loans increased by $0.1 to $2.1 million from $2.0 million at December 31, 2011.

Other Real Estate Owned (OREO) totaled $5.0 million as of March 31, 2012.  OREO is composed of several one to four family residential properties totaling $0.9 million, construction and land development lots of approximately $1.1 million, and commercial properties totaling $3.0 million.

Restructured loans totaled $17.3 million as of March 31, 2012.  Restructured loans were concentrated in three credit relationships.  The largest credit relationship for $8.7 million is secured by commercial real estate and land development properties.  The second largest credit relationship for $6.0 million is secured by an apartment complex.  The third restructured loan of $1.7 million is secured by a personal residence.  The modifications were concessions on the interest rate charged for these loans.  The effect of the modifications to the Company was a reduction in interest income. One loan totaling $1.7 million secured by a personal residence defaulted after the debt was restructured. The concession on the restructured loan that defaulted was a lower interest rate. These loans still have an allocated reserve in the Company's reserve for loan losses.

Impaired loans totaled $50.3 million as of March 31, 2012.  Impaired loans with a valuation allowance totaled $38.7 million and impaired loans without a valuation allowance totaled $11.7 million.  Included in the impaired loan total were $15.6 million in restructured loans that are performing under their new terms.  For more information, see Note 5 to Consolidated Financial Statements.

Allowance for Loan Losses.

The allowance for loan losses is maintained at a level considered sufficient to absorb potential losses embedded in the loan portfolio. The allowance is increased by the provision for anticipated loan losses as well as recoveries of previously charged off loans and is decreased by loan charge offs. The provision is the necessary charge to current expense to provide for current loan losses and to maintain the allowance at an adequate level commensurate with Management’s evaluation of the risks inherent in the loan portfolio. Various factors are taken into consideration when determining the amount of the provision and the adequacy of the allowance. These factors include but are not limited to:

●	past due and nonperforming assets;
●	specific internal analysis of loans requiring special attention;
●	the current level of regulatory classified and criticized assets and the associated risk factors with each;
●	changes in underwriting standards or lending procedures and policies;
●	charge off and recovery practices;
●	national and local economic and business conditions;
●	nature and volume of loans;
●	overall portfolio quality;
●	adequacy of loan collateral;
●	quality of loan review system and degree of oversight by its Board of Directors;
●	competition and legal and regulatory requirements on borrowers;
●	examinations of the loan portfolio by federal and state regulatory agencies and examinations;
●	and review by our internal loan review department and independent accountants.

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

Provisions made pursuant to these processes totaled $1.2 million in the first three months of 2012 as compared to $0.5 million for the same period in 2011. The provisions made in the first three months of 2012 were taken to provide for current loan losses and to maintain the allowance at a level commensurate with Management’s evaluation of the risks inherent in the loan portfolio. Total charge offs were $0.4 million for first three months of 2012 as compared to $0.7 million for the same period in 2011.  Recoveries totaled $0.3 million during the first three months of 2012 and $0.1 million during the first three months of 2011.

Charged off real estate construction and land development loans totaled $0.1 million for the first three months of 2012.  There were no charged off real estate secured farmland loans in the first three months of 2012. Charged off 1-4 family residential loans totaled $0.1 million for the first three months of 2012. There were no charged off multifamily loans in the first three months of 2012. Charged off agricultural loans totaled less than $7,000 in the first three months of 2012.  Charged off commercial and industrial loans totaled $0.1 million for the first three months of 2012.  Charged off consumer loans and credit cards totaled $0.2 million for the first three months of 2012. For more information, see Note 5 to Consolidated Financial Statements.

All accrued but uncollected interest related to a loan is deducted from income in the period the loan is assigned a nonaccrual status. During the period a loan is in nonaccrual status, any cash receipts are first applied to the principal balance. Once the principal balance has been fully recovered, any residual amounts are applied to expenses resulting from the collection of the payment and to the recovery of any reversed interest income and interest income that would have been due had the loan not been placed on nonaccrual status. As of March 31, 2012 and December 31, 2011 the Company had loans totaling $24.4 million and $22.5 million, respectively, on which the accrual of interest had been discontinued. The allowance for loan losses at March 31, 2012 was $10.0 million or 1.7% of total loans and 40.2% of nonperforming loans.  The portion of the allowance for loan losses associated with troubled debt restructuring loans was $0.9 million or 9.4% of total reserve. See Note 4 and 5 of the Notes to Consolidated Financial Statements for more information on loans and the allowance for loan losses.

Other information relating to loans, the allowance for loan losses and other pertinent statistics follows.

(in thousands)	March 31, 2012	March 31, 2011
Loans:
Average outstanding balance	$572,683	$568,859
Balance at end of period	$577,233	$569,447

Allowance for Loan Losses:
Balance at beginning of year	$8,879	$8,317
Charge offs	(386)	(685)
Recoveries	259	133
Provision	1,200	464
Balance at end of period	$9,952	$8,229

Deposits.

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. In this regard, management regularly assesses our funding needs, deposit pricing and interest rate outlooks. From December 31, 2011 to March 31, 2012, total deposits increased $5.3 million, or 0.4%, to $1.2 billion at March 31, 2012.  Noninterest-bearing demand deposits increased $12.6 million from December 31, 2011 to March 31, 2012. Interest-bearing demand deposits increased by $14.9 million when comparing March 31, 2012 to December 31, 2011. Time deposits decreased $24.0 million, or 3.5% to $668.5 million at March 31, 2012, compared to $692.5 million at December 31, 2011.

At March 31, 2012, public fund deposits totaled $452.7 million.  During the first three months of 2012, public fund deposits increased $20.8 million. The Company has developed a program for the development and management of public fund deposits.  Since 2007, the Company has maintained public fund deposits in excess of $175.0 million.  These deposits are with local government entities such as school districts, hospital districts, sheriff departments and other municipalities.  Several of these accounts are under contracts with terms up to three years.  Public funds deposit accounts are collateralized by FHLB letters of credit and by eligible government agency securities such as those issued by the FHLB, FFCB, FNMA, and FHLMC.  Management believes that public funds provide a low cost and stable source of funding for the Company.

As of March 31, 2012, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $425.1 million.  At March 31, 2012, approximately 26.7% of the Company's certificates of deposit had a remaining term greater than one year.

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

The following table sets forth the distribution of our total deposit accounts, by account type, for the periods indicated.
			Increase/(Decrease)
(in thousands except for %)	March 31, 2012	December 31, 2011	Amount	Percent
Noninterest-bearing demand	$180,506	$167,925	$12,581	7.5%
Interest-bearing demand	304,300	289,408	14,892	5.1%
Savings	59,233	57,452	1,781	3.1%
Time	668,521	692,517	(23,996)	-3.5%
Total deposits	$1,212,560	$1,207,302	$5,258	0.4%

The following table sets forth the distribution of our time deposit accounts.

(in thousands)	March 31, 2012
Time deposits of less than $100,000	$231,049
Time deposits of $100,000 through $250,000	$158,171
Time deposits of more than $250,000	$279,301
Total Time Deposits	$668,521

The following table sets forth public funds as a percent of total deposits.

(in thousands except for %)	March 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Total Public Funds	$452,720	$431,905	$356,153	$268,474	$225,766
Total Deposits	$1,212,560	$1,207,302	$1,007,383	$799,746	$780,382
Total Public Funds as a percent of Total Deposits	37.3%	35.8%	35.4%	33.6%	28.9%

Borrowings.

The Company maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. At March 31, 2012, short-term borrowings totaled $12.4 million compared to $12.2 million at December 31, 2011, and consisted solely of repurchase agreements. Overnight repurchase agreement balances are monitored daily for sufficient collateralization. The Company had long-term borrowings totaling $3.1 million as of March 31, 2012 (discussed below) and $3.2 million at December 31, 2011.

The average amount of total short-term borrowings for the three months ended March 31, 2012 totaled $13.0 million, compared to $12.6 million for the three months ended March 31, 2011. At March 31, 2012, the Company had $60.0 million in Federal Home Loan Bank letters of credit outstanding obtained solely for collateralizing public deposits.

The Company maintains a $2.5 million revolving line of credit with another financial institution.  There was no balance on this credit facility at March 31, 2012 or December 31, 2011.  This credit facility and the $3.1 million in long-term debt are secured by a portion of the Company's ownership in its subsidiary First Guaranty Bank.

Equity.

Stockholders’ equity provides a source of permanent funding, allows for future growth and the ability to absorb unforeseen adverse developments. Total equity decreased to $124.8 million as of March 31, 2012 from $126.6 million at December 31, 2011. The decrease in stockholders' equity was the result of the decrease in other comprehensive income totaling $3.3 million. This decrease was partially offset by earnings for the first quarter of $3.1 million. The earnings for the quarter are reduced by common dividends of $1.0 million and preferred dividends of $0.5 million for a total addition to the Company's retained earnings of $1.5 million.

Results of Operations for the Three Months Ended March 31, 2012 and 2011

Net Income.
Net Income for the three months ended March 31, 2012 was $3.1 million, an increase of $0.7 million or 27.3% from $2.4 million for the three months ended March 31, 2011. Net income available to common shareholders for the three months ended March 31, 2012 was $2.6 million which is an increase of $0.5 million from the $2.1 million from the same period in 2011. The increase in income can be attributed to a higher volume of securities that produced higher interest income coupled with lower interest expense year over year. Net gains on securities for the first quarter of 2012 and 2011 were $0.7 million and $41,000, respectively. There were no losses on securities impairment for the first quarter of 2012 compared to an impairment loss on securities of $0.1 million in the same period in 2011.  Net interest income increased $1.4 million for the first quarter of 2012, when compared to the same period in 2011, as a result of a higher average balances of securities in our investment portfolio and lower interest expense.  The provision for loan losses increased $0.7 million from $0.5 million for the first quarter of 2011 to $1.2 million in the first quarter of 2012.  Noninterest expense increased $0.6 million primarily from increased salaries expense as well as an increase in other expenses which include: professional fees, data processing, advertising, insurance, travel, depreciation, sales and franchise tax as well as tax on capital. The net income for the three months ended March 31, 2012 includes the results of operations of Greensburg Bancshares assets and branches acquired on July 1, 2011 which resulted in the addition of $0.5 million to net income. The provision for income tax expense increased by $0.3 million as a result of the increase in net income. Earnings per common share for the three months ended March 31, 2012 was $0.41 per common share, an increase of 20.6% or $0.07 per common share from $0.34 per common share (adjusted for the ten percent stock dividend) for the three months ended March 31, 2011.

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

Net interest income in the first quarter of 2012 was $10.9 million, an increase of $1.4 million or 14.4%, when compared to $9.5 million in 2011. The first quarter of 2012 includes $0.9 million in net interest income from the acqusition of Greensburg Bancshares. For the first quarter of 2012, loans represent 43.4% of the Company's average interest-earning assets, and 49.1% of our total loans are floating rate loans which are primarily tied to the prime lending rate. For the same period, securities represent 51.2% of our average interest-earning assets. The cost of our interest-bearing liabilities reflects a lower cost of funds paid on interest-bearing deposits. As of March 31, 2012, time deposits represented 55.1% of total deposits, which is a decrease from 63.4% of total deposits at March 31, 2011.

The average yield on interest-earning assets decreased from 4.83% at March 31, 2011 to 4.40% at March 31, 2012. This is largely attributable to the 0.49% decrease in the average yield on securities from 3.84% at March 31, 2011 to 3.35% at March 31, 2012. The average yield on securities decreased due to calls of securities in which the funds were re-deployed at lower yields, and securities purchased with lower yields when compared to March 31, 2011. The interest-bearing liabilities average cost decreased slightly to 1.35% at March 31, 2012, compared to 1.66% at March 31, 2011. The average borrowing costs increased from 0.19% at March 31, 2011 to 0.97% at March 31, 2012. This increase is due to the long-term debt of $3.5 million with at a rate of 4.00% executed by the Company in the second quarter of 2011. The net yield on interest-earning assets was 3.05% for the three months ended March 31, 2012, compared to 3.18% for the same period in 2011.

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

	March 31, 2012			March 31, 2011
(in thousands except for %)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-earning deposits with banks (1)	$38,799	$15	0.16%	$25,671	$10	0.15%
Securities (including FHLB stock)	673,414	5,630	3.35%	502,616	4,762	3.84%
Federal funds sold	30,936	4	0.05%	17,766	5	0.13%
Loans, net of unearned income	572,683	8,773	6.14%	564,541	8,462	6.08%
Total interest-earning assets	$1,315,832	$14,422	4.40%	$1,110,594	$13,239	4.83%

Noninterest-earning assets:
Cash and due from banks	$10,134			$10,891
Premises and equipment, net	19,906			16,237
Other assets	13,990			19,576
Total Assets	$1,359,862			$1,157,298

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Demand deposits	$309,948	$343	0.44%	$204,349	$227	0.45%
Savings deposits	58,115	13	0.09%	48,303	11	0.09%
Time deposits	676,731	3,173	1.88%	652,754	3,506	2.18%
Borrowings	16,163	39	0.97%	12,582	6	0.19%
Total interest-bearing liabilities	$1,060,957	$3,568	1.35%	$917,988	$3,750	1.66%

Noninterest-bearing liabilities:
Demand deposits	$164,808			$135,221
Other	5,459			5,553
Total Liabilities	$1,231,224			$1,058,762

Stockholders' equity	128,638			98,536
Total Liabilities and Stockholders'	$1,359,862			$1,157,298
Net interest income		$10,854			$9,489

Net interest rate spread (2)			3.05%			3.18%
Net interest-earning assets (3)	$254,875			$192,606
Net interest margin (4)			3.31%			3.47%

Average interest-earning assets to interest-bearing liabilities			124.02%			121.0%

(1)	Interest-earning deposits with banks include reserves kept with the Federal Reserve Bank that are classified on the balance sheet as "cash and due from banks". The reserves are not classified as interest-earning demand deposits on the balance sheet because interest is only paid on amounts in excess of minimum reserve requirements.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses.

The provision for loan losses was $1.2 million and $0.5 million for the first quarter of 2012 and 2011, respectively. The increased 2012 provision was based on an assessment of the loan portfolio as well as other qualitative and quantitative factors considered by the Company's management team. Of the loan charge-offs for the first quarter of 2012, approximately $0.1 million were loans secured by real estate and $0.3 million were loans secured by non-real estate. Of the loan charge-offs for the first quarter of 2011, approximately $0.6 million were loans secured by real estate and $0.1 million were loans secured by non-real estate. Recoveries for the first quarter of 2012 of $0.3 million were recognized on loans previously charged-off as compared to $0.1 million in the first quarter of 2011.  The allowance for loan losses at March 31, 2012 was $10.0 million, compared to $8.9 million at December 31, 2011, and was 1.72% and 1.55% of total loans, respectively. Management believes that the current level of the allowance is adequate to cover losses in the loan portfolio given the current economic conditions, expected net charge-offs and nonperforming asset levels.

Noninterest Income.

Noninterest income totaled $2.3 million for the three months ended March 31, 2012, an increase of $1.0 million when compared to $1.3 million for the three months ended March 31, 2011. The first quarter of 2012 includes $0.1 million in noninterest income from the acquisition of Greensburg Bancshares. Service charges, commissions and fees totaled $1.2 million for the three months ended March 31, 2012 which is an increase of $0.2 million when compared to the same period for 2011. Net securities gains were $0.7 million for the first quarter of 2012 compared to $41,000 in 2011. There were no other-than-temporary impairment charges in 2012 compared to a charge of $0.1 million in 2011. Net losses on sale of loans were $30,000 for the three months ended March 31, 2012 compared to net gains of $48,000 for the same period in 2011. Other noninterest income increased $0.1 million to $0.4 million for the first quarter of 2012 when compared to $0.3 million for the same period in 2011.

Noninterest Expense.

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense, net cost from other real estate and repossessions, regulatory assessments and other types of expenses.  Noninterest expense totaled $7.3 million in the first quarter of 2012 and $6.6 million in 2011. Noninterest expense for the first quarter of 2012 includes $0.4 million from the acquisition of Greensburg Bancshares. Salaries and benefits increased $0.4 million in the first quarter of 2012 to $3.4 million compared to $3.0 million in the first quarter of 2011.  This can be explained by the total number of employees increasing from 269 full-time equivalent employees at March 31, 2012 to 277 at March 31, 2011.  The increase in employees is due to the growth and expansion of the Company, including the acquisition of Greensburg Bancshares. Occupancy and equipment expense totaled $0.9 million for the first quarter of 2012 and $0.8 million in first quarter of 2011. For the three months ended March 31, 2012 regulatory assessment expense decreased $0.3 to $0.2 million from $0.5 million for the same period in 2011. The decrease in the regulatory assessment expense is due to the change in the FDIC's premium calculation. Other noninterest expense totaled $3.0 million in the first quarter of 2012, compared to $2.8 million the first quarter of 2011.

The following is a summary of the significant components of other noninterest expense:
(in thousands)	As of March 31, 2012	As of March 31, 2011
Other noninterest expense:
Legal and professional fees	$487	$370
Data processing	305	564
Marketing and public relations	175	325
Taxes - sales, capital, and franchise	181	176
Operating supplies	145	133
Travel and lodging	130	28
Net costs from other real estate and repossessions	419	84
Regulatory assessment	203	473
Other	914	633
Total other expense	$2,959	$2,786

Income Taxes.

The provision for income taxes for the three months ended March 31, 2012 and 2011 was $1.6 million and $1.3 million, respectively. The increase in the provision for income taxes is a result of higher income for 2012 when compared to the first quarter of 2011. The Company's statutory tax rate was 34.6% which was relatively unchanged from 34.9% for the first quarter of 2011.

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

The interest spread and liability funding discussed below are directly related to changes in asset and liability mixes, volumes, maturities and repricing opportunities for interest-earning assets and interest-bearing liabilities. Interest-sensitive assets and liabilities are those which are subject to being repriced in the near term, including both floating or adjustable rate instruments and instruments approaching maturity. The interest sensitivity gap is the difference between total interest-sensitive assets and total interest-sensitive liabilities. The gap report uses the contractual maturity of both assets and deposits.  The actual maturity may differ due to prepayment options associated with either assets or liabilities.  For example, most of the government securities owned by the Company are callable bonds and these may be repaid sooner than their contractual maturity. Interest rates on our various asset and liability categories do not respond uniformly to changing market conditions. Interest rate risk is the degree to which interest rate fluctuations in the marketplace can affect net interest income.

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

We monitor interest rate risk using an interest sensitivity analysis set forth on the following table. This analysis, which we prepare monthly, reflects the maturity and repricing characteristics of assets and liabilities over various time periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at March 31, 2012 shown below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

	March 31, 2012
	Interest Sensitivity Within
(in thousands except for %)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$110,202	$123,453	$233,655	$343,633	$577,288
Securities (including FHLB stock)	5,937	15,088	21,025	672,218	693,243
Federal Funds Sold	7,327	-	7,327	-	7,327
Other earning assets	25	-	25	-	25
Total earning assets	$123,491	$138,541	$262,032	$1,015,851	$1,277,883

Source of Funds:
Interest-bearing accounts:
Demand deposits	$152,150	$-	$152,150	$152,150	$304,300
Savings deposits	14,808	-	14,808	44,425	59,233
Time deposits	179,535	276,435	455,970	212,551	668,521
Short-term borrowings	12,382	-	12,382	-	12,382
Long-term borrowings	-	-	-	3,050	3,050
Noninterest-bearing, net	-	-	-	230,397	230,397
Total source of funds	$358,875	$276,435	$635,310	$642,573	$1,277,883

Period gap	$(235,384)	$(137,894)	$(373,278)	$373,278
Cumulative gap	$(235,384)	$(373,278)	$(373,278)	$-

Cumulative gap as a percent of earning assets	-18.4%	-29.2%	-29.2%

Liquidity and Capital Resources

Liquidity.

Liquidity refers to the ability or flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available to meet customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. Liquid assets include cash and due from banks, interest-earning demand deposits with banks, federal funds sold and available for sale investment securities. Including securities pledged to collateralize public fund deposits, these assets represent 48.1% and 32.4% of the total liquidity base at March 31, 2012 and December 31, 2011, respectively.

Loans maturing or repricing within one year or less at March 31, 2012 totaled $213.7 million.  At March 31, 2012, time deposits maturing within one year or less totaled $456.3 million.

The Company maintained a net borrowing capacity at the Federal Home Loan Bank totaling $124.6 million and $129.0 million at March 31, 2012 and December 31, 2011, respectively. This decrease in availability at Federal Home Loan Bank during 2012 primarily resulted from the decrease of our blanket lien availability. We also maintain federal funds lines of credit at three correspondent banks with borrowing capacity of $41.1 million and a revolving line of credit for $2.5 million as of March 31, 2012. The Company did not have an outstanding balance on these lines of credit as of March 31, 2012. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources.

The Company's capital position is reflected in stockholders’ equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total equity decreased to $124.8 million as of March 31, 2012 from $126.6 million at December 31, 2011. The decrease in stockholders' equity was the result of the decrease in other comprehensive income totaling $3.3 million. This decrease was partially offset by earnings for the first quarter of $3.1 million. The earnings for the quarter are reduced by common dividends of $1.0 million and preferred dividends of $0.5 million for a total addition to the Company's retained earnings of $1.5 million.

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

	As of March 31, 2012
	"Well Capitalized Minimums"	Actual
Tier 1 Leverage Ratio
Consolidated	5.00%	8.84%
Bank	5.00%	8.93%

Tier 1 Risk-based Capital Ratio
Consolidated	6.00%	13.51%
Bank	6.00%	13.64%

Total Risk-based Capital Ratio
Consolidated	10.00%	14.64%
Bank	10.00%	14.77%

At March 31, 2012, we satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.

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

FIRST GUARANTY BANCSHARES, INC.

Date: May 15, 2012	By: /s/ Alton B. Lewis
Alton B. Lewis
Chief Executive Officer

Date: May 15, 2012	By: /s/ Eric J. Dosch
Eric J. Dosch
Chief Financial Officer
Secretary and Treasurer