Form 10-Q
period 2012-06-30
First Guaranty Bancshares, Inc.
filed 2012-08-13
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2012

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

Yes ☐ No ☒

As of August 10, 2012 the registrant had 6,293,067 shares of $1 par value common stock outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial
FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents:
Cash and due from banks	$42,802	$43,810
Interest-earning demand deposits with banks	21	2
Federal funds sold	1,925	68,630
Cash and cash equivalents	44,748	112,442

Interest-earning time deposits with banks	747	-

Investment securities:
Available for sale, at fair value	627,366	520,497
Held to maturity, at cost (estimated fair value of $33,333 and $113,197, respectively)	32,983	112,666
Investment securities	660,349	633,163

Federal Home Loan Bank stock, at cost	1,087	643
Loans held for sale	441	-

Loans, net of unearned income	596,570	573,100
Less: allowance for loan losses	9,141	8,879
Net loans	587,429	564,221

Premises and equipment, net	19,694	19,921
Goodwill	1,999	1,999
Intangible assets, net	2,608	2,811
Other real estate, net	6,851	5,709
Accrued interest receivable	7,724	8,128
Other assets	30,451	4,829
Total Assets	$1,364,128	$1,353,866

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing demand	$170,665	$167,925
Interest-bearing demand	300,527	289,408
Savings	59,157	57,452
Time	675,397	692,517
Total deposits	1,205,746	1,207,302

Short-term borrowings	19,405	12,223
Accrued interest payable	3,409	3,509
Long-term borrowing	1,400	3,200
Other liabilities	2,749	1,030
Total Liabilities	1,232,709	1,227,264

Stockholders' Equity
Preferred stock:
Series C - $1,000 par value - authorized 39,435 shares; issued and outstanding 39,435	39,435	39,435
Common stock: ¹
$1 par value - authorized 100,600,000 shares; issued 6,294,227	6,294	6,294
Surplus	39,387	39,387
Treasury Stock, at cost, 1,160 and 0 shares, respectively	(21)	-
Retained earnings	40,026	37,019
Accumulated other comprehensive income	6,298	4,467
Total Stockholders' Equity	131,419	126,602
Total Liabilities and Stockholders' Equity	$1,364,128	$1,353,866
See Notes to the Consolidated Financial Statements.
¹2011 share amounts have been restated to reflect the ten percent stock dividend paid February 24, 2012 to stockholders of record as of February 17, 2012.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands, except share data)	2012	2011	2012	2011
Interest Income:
Loans (including fees)	$17,634	$16,701	$8,862	$8,240
Loans held for sale	1	5	-	4
Deposits with other banks	36	23	21	13
Securities (including FHLB stock)	10,938	9,797	5,308	5,035
Federal funds sold	7	9	4	4
Total Interest Income	28,616	26,535	14,195	13,296

Interest Expense:
Demand deposits	700	405	357	179
Savings deposits	27	22	13	11
Time deposits	6,123	7,030	2,950	3,524
Borrowings	73	14	34	7
Total Interest Expense	6,923	7,471	3,354	3,721

Net Interest Income	21,693	19,064	10,841	9,575
Less: Provision for loan losses	2,104	3,351	904	2,887
Net Interest Income after Provision for Loan Losses	19,589	15,713	9,937	6,688

Noninterest Income:
Service charges, commissions and fees	2,385	2,117	1,196	1,107
Net gains on securities	1,483	2,217	755	2,176
Loss on securities impairment	-	(97)	-	-
Net gain (loss) on sale of loans	(27)	95	1	48
Other	810	638	437	350
Total Noninterest Income	4,651	4,970	2,389	3,681

Noninterest Expense:
Salaries and employee benefits	6,731	5,983	3,361	2,948
Occupancy and equipment expense	1,855	1,610	935	797
Other	6,541	5,730	3,581	2,943
Total Noninterest Expense	15,127	13,323	7,877	6,688

Income Before Income Taxes	9,113	7,360	4,449	3,681
Less: Provision for income taxes	3,098	2,571	1,486	1,287
Net Income	6,015	4,789	2,963	2,394
Preferred Stock Dividends	(986)	(666)	(502)	(333)
Income Available to Common Shareholders	$5,029	$4,123	$2,461	$2,061

Per Common Share:1
Earnings	$0.80	$0.67	$0.39	$0.34
Cash dividends paid	$0.32	$0.29	$0.16	$0.15

Average Common Shares Outstanding1	6,294,004	6,115,608	6,293,436	6,115,608
See Notes to Consolidated Financial Statements
12011 share amounts have been restated to reflect the ten percent stock dividend paid February 24, 2012 to stockholders of record as of February 17, 2012.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

	Series A	Series B	Series C					Accumulated
	Preferred	Preferred	Preferred	Common				Other
	Stock	Stock	Stock	Stock		Treasury	Retained	Comprehensive
(in thousands, except per share data)	$1,000 Par	$1,000 Par	$1,000 Par	$1 Par	Surplus	Stock	Earnings	Income/(Loss)	Total
Balance December 31, 2010	$19,859	$1,116	$-	$6,116	$36,240	$-	$34,866	$(259)	$97,938
Net income	-	-	-	-	-	-	4,789	-	4,789
Change in unrealized loss on AFS securities, net of reclassification adjustments and taxes	-	-	-	-	-	-	-	744	744
Comprehensive Income									5,533
Cash dividends on common stock ($0.29 per share)	-	-	-	-	-	-	(1,779)	-	(1,779)
Preferred stock dividend, amortization and accretion	113	(11)	-	-	-	-	(666)	-	(564)
Balance June 30, 2011 (unaudited)	$19,972	$1,105	$-	$6,116	$36,240	$-	$37,210	$485	$101,128

Balance December 31, 2011	$-	$-	$39,435	$6,294	$39,387	$-	$37,019	$4,467	$126,602
Net Income	-	-	-	-	-	-	6,015	-	6,015
Change in unrealized loss on AFS securities, net of reclassification adjustments and taxes	-	-	-	-	-	-	-	1,831	1,831
Comprehensive Income									7,846
Cash dividends on common stock ($0.32 per share)	-	-	-	-	-	-	(2,022)	-	(2,022)
Treasury shares purchased, at cost, 1,160 shares	-	-	-	-	-	(21)	-	-	(21)
Preferred stock dividend	-	-	-	-	-	-	(986)	-	(986)
Balance June 30, 2012 (unaudited)	$-	$-	$39,435	$6,294	$39,387	$(21)	$40,026	$6,298	$131,419
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,
(in thousands)	2012	2011
Cash Flows From Operating Activities
Net income	$6,015	$4,789
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,104	3,351
Depreciation and amortization	1,035	738
Amortization/Accretion of investments	864	390
Gain on calls and sales of securities	(1,483)	(2,217)
Loss on sale of assets	59	-
Other than temporary impairment charge on securities	-	97
ORE write-downs and losses on disposition, net of gains	549	112
FHLB stock dividends	(1)	(2)
Net increase in loans held for sale	(441)	(343)
Change in other assets and liabilities, net	403	(7,101)
Net Cash Provided By Operating Activities	9,104	(186)

Cash Flows From Investing Activities
Net increase in called bonds receivable	(25,000)	-
Funds invested in certificates of deposit	(747)	-
Proceeds from maturities and calls of HTM securities	120,640	19,945
Proceeds from maturities, calls and sales of AFS securities	311,243	58,180
Funds invested in HTM securities	(40,901)	(95,913)
Funds Invested in AFS securities	(414,776)	(41,515)
Proceeds from sale/redemption of Federal Home Loan Bank stock	1,244	1,028
Funds invested in Federal Home Loan Bank stock	(1,687)	(1,081)
Net (increase) decrease in loans	(28,640)	22,355
Purchase of premises and equipment	(831)	(1,202)
Proceeds from sales of premises and equipment	223	-
Proceeds from sales of other real estate owned	1,637	183
Net Cash Used In Investing Activities	(77,595)	(38,020)

Cash Flows From Financing Activities
Net increase (decrease) in deposits	(1,556)	38,017
Net increase (decrease) in federal funds purchased and short-term borrowings	7,182	(7,127)
Proceeds from long-term borrowings	-	3,500
Repayment of long-term borrowings	(1,800)	-
Purchase of treasury stock	(21)	-
Dividends paid	(3,008)	(2,343)
Net Cash Provided By Financing Activities	797	32,047

Net Decrease In Cash and Cash Equivalents	(67,694)	(6,159)
Cash and Cash Equivalents at the Beginning of the Period	112,442	44,837
Cash and Cash Equivalents at the End of the Period	$44,748	$38,678

Noncash Activities:
Loans transferred to foreclosed assets	$3,328	$3,250

Cash Paid During The Period:
Interest on deposits and borrowed funds	$7,023	$7,206
Income taxes	$3,400	$1,550
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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2012 and 2011 are not necessarily indicative of the results expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are susceptible to significant change in the near term are the allowance for loan losses, valuation of goodwill, intangible assets and other purchase accounting adjustments.

Note 2.  Recent Accounting Pronouncements

There are no recent accounting pronouncements to disclose for the first six months of 2012.

Note 3. Securities

A summary comparison of securities by type at June 30, 2012 and December 31, 2011 is shown below.

	June 30, 2012					December 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S Government Treasuries	$19,500	$-		$-	$19,500	$-	$-	$-	$-
U.S. Government Agencies	402,979	1,095		(167)	403,907	319,113	1,422	(328)	320,207
Corporate debt securities	174,194	8,180		(511)	181,863	171,927	6,250	(1,222)	176,955
Mutual funds or other equity securities	2,564	43		-	2,607	2,773	38	-	2,811
Municipal bonds	18,586	903		-	19,489	19,916	609	(1)	20,524
Total available for sale securities	$617,823	$10,221		$(678)	$627,366	$513,729	$8,319	$(1,551)	$520,497

Held to maturity:
U.S. Government Agencies	$32,983	$350	$	(-)	$33,333	$112,666	$535	$(4)	$113,197
Total held to maturity securities	$32,983	$350	$	(-)	$33,333	$112,666	$535	$(4)	$113,197

The scheduled maturities of securities at June 30, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2012
(in thousands)	Amortized Cost	Fair Value
Available For Sale:
Due in one year or less	$39,101	$39,507
Due after one year through five years	131,625	133,601
Due after five years through 10 years	245,175	250,737
Over 10 years	201,922	203,521
Total available for sale securities	$617,823	$627,366

Held to Maturity:
Due in one year or less	$-	$-
Due after one year through five years	4,016	4,034
Due after five years through 10 years	21,971	22,271
Over 10 years	6,996	7,028
Total held to maturity securities	$32,983	$33,333

At June 30, 2012 approximately $443.2 million in securities were pledged to secure public fund deposits, and for other purposes required or permitted by law.

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at June 30, 2012.

	Less Than 12 Months			12 Months or More		Total
(in thousands)	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Government Treasuries	$19,500		$-	$-	$-	$19,500		$-
U.S. Government agencies	169,616		(167)	-	-	169,616		(167)
Corporate debt securities	12,862		(176)	2,325	(335)	15,187		(511)
Mutual funds or other equity securities	-		-	-	-	-		-
Municipals	-		-	-	-	-		-
Total available for sale securities	$201,978		$(343)	$2,325	$(335)	$204,303		$(678)

Held to maturity:
U.S. Government agencies	$-	$	(-)	$-	$-	$-	$	(-)
Total held to maturity securities	$-	$	(-)	$-	$-	$-	$	(-)

At June 30, 2012, 88 debt securities have gross unrealized losses of $0.7 million or 0.33% of amortized cost. All securities with unrealized losses were classified as available for sale at June 30, 2012. The Company believes that it will collect all amounts contractually due and has the intent and the ability to hold these securities until the fair value is at least equal to the carrying value. The Company had 1 U.S. Treasury security, 18 U.S. Government agency securities and 62 corporate debt securities that had gross unrealized losses for less than 12 months. The Company had 7 corporate debt securities which have been in a continuous unrealized loss position for 12 months or longer. Securities with unrealized losses greater than 12 months had a total amortized cost of $2.7 million. Securities with unrealized losses less than 12 months had a total amortized cost of $202.6 million.

If an equity security has an impairment that is other than temporary, then an impairment loss shall be recognized in earnings equal to the entire difference between the investment's cost and its fair value at the balance sheet date of the reporting period for which the assessment is made. The fair value of the investment would then become the new amortized cost basis of the investment and is not adjusted for subsequent recoveries in fair value. For debt securities, other than temporary impairment loss is recognized in earnings if the Company is required to sell or is more likely than not to sell the security before recovery of its amortized cost. If the Company is not required to sell the security or does intend to sell the security, the other-than-temporary impairment is separated into the amount representing credit loss and the amount related to all other factors. The amount related to credit loss is recognized in earnings and the amount related to all other factors is recognized in other comprehensive income. The previous amortized cost basis less the other-than-temporary impairment recognized in earnings shall become the new amortized cost basis of the investment. Management evaluates securities for other-than-temporary impairment at least quarterly and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) the recovery of contractual principal and interest and (iv) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, Management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and industry reports.

The number of investment securities issued by U.S. government and government agencies with unrealized losses and the amount of unrealized losses on those investment securities are primarily the result of market interest rates. At June 30, 2012 the Company had the ability and intent to hold these securities in its current portfolio until recovery, which may be until maturity.

The corporate debt securities consist primarily of corporate bonds issued by the following types of organizations: financial, insurance, utilities, manufacturing, industrial, consumer products and oil and gas. Also included in corporate debt securities are trust preferred capital securities, many issued by national and global financial services firms. The Company believes that the each of the issuers will be able to fulfill the obligations of these securities. At June 30, 2012 the Company had the ability and intent to hold these securities until they recover, which could be at their maturity dates.

The held to maturity portfolio is comprised of government sponsored enterprise securities such as FHLB, FNMA, FHLMC, and FFCB.  The securities have maturities of 15 years or less and the securities are used to collateralize public funds.  As of June 30, 2012 public funds deposits totaled $452.5 million. The Company has maintained public funds in excess of $175.0 million since December 2007.   Management believes that public funds will continue to be a significant part of the Company's deposit base and will need to be collateralized by securities in the investment portfolio.

Securities with unrealized losses are currently performing according to their contractual terms. Management has the intent and ability to hold these securities for the foreseeable future. The fair value is expected to recover as the securities approach their maturity or repricing date or if market yields for such investments decline. As a result of uncertainties in the market affecting companies in the financial services industry, it is at least reasonably possible that a change in the estimate will occur in the near term.

The Company did not record an impairment write-down on its securities for the first six months of 2012. During the first quarter of 2011, the Company recorded an impairment write-down on securities from one issuer of $0.1 million. This write-down was partially offset by a subsequent gain on sale of the securities of $45,000 in the third quarter of 2011.

At June 30, 2012, the Company's exposure to investment securities issuers that exceeded 10% of stockholders’ equity was as follows:

	At June 30, 2012
(in thousands)	Amortized Cost	Fair Value
Federal Home Loan Bank (FHLB)	$103,921	$104,192
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	103,609	104,308
Federal National Mortgage Association (Fannie Mae-FNMA)	164,802	164,930
Federal Farm Credit Bank (FFCB)	63,630	63,810
U.S. Government Treasuries	19,500	19,500
Total	$455,462	$456,740

Note 4. Loans

The following table summarizes the components of the Company's loan portfolio as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
(in thousands)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$58,209	9.7%	$78,614	13.7%
Farmland	10,594	1.8%	11,577	2.0%
1- 4 Family	89,377	15.0%	89,202	15.6%
Multifamily	16,617	2.8%	16,914	2.9%
Non-farm non-residential	292,812	49.0%	268,618	46.8%
Total Real Estate	467,609	78.3%	464,925	81.0%
Non-real Estate:
Agricultural	25,372	4.2%	17,338	3.0%
Commercial and industrial	80,571	13.5%	68,025	11.9%
Consumer and other	23,999	4.0%	23,455	4.1%
Total Non-real Estate	129,942	21.7%	108,818	19.0%
Total loans before unearned income	597,551	100.0%	573,743	100.0%
Less: Unearned income	(981)		(643)
Total loans net of unearned income	$596,570		$573,100

The following table summarizes fixed and floating rate loans by maturity and repricing frequencies as of June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$119,019	$114,685	$233,704	$108,276	$124,052	$232,328
One to five years	171,015	101,255	272,270	160,191	98,972	259,163
Five to 15 years	21,832	34,816	56,648	8,393	36,891	45,284
Over 15 years	8,599	6,671	15,270	8,464	6,054	14,518
Total (excluding nonaccrual loans)	$320,465	$257,427	577,892	$285,324	$265,969	551,293
Nonaccrual loans			19,659			22,450
Total loans before unearned income			597,551			573,743
Less: Unearned income			(981)			(643)
Total loans net of unearned income			$596,570			$573,100

The majority of floating rate loans have interest rate floors. As of June 30, 2012, $255.6 million of these loans were at the floor rate. Nonaccrual loans have been excluded from the calculation.

The following tables present the age analysis of past due loans at June 30, 2012 and December 31, 2011:

	As of June 30, 2012
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$1,252	$1,519	$2,771	$55,438	$58,209	$-
Farmland	48	786	834	9,760	10,594	-
1 - 4 family	3,880	6,184	10,064	79,313	89,377	756
Multifamily	-	592	592	16,025	16,617	-
Non-farm non-residential	5,873	9,450	15,323	277,489	292,812	-
Total Real Estate	11,053	18,531	29,584	438,025	467,609	756
Non-Real Estate:
Agricultural	173	739	912	24,460	25,372	-
Commercial and industrial	2,968	1,068	4,036	76,535	80,571	-
Consumer and other	171	77	248	23,751	23,999	-
Total Non-Real Estate	3,312	1,884	5,196	124,746	129,942	-
Total loans before unearned income	$14,365	$20,415	$34,780	$562,771	597,551	$756
Less: unearned income					(981)
Total loans net of unearned income					$596,570

	As of December 31, 2011
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due		Current	Total Loans	Recorded Investment 90 Days Accruing
Real estate:
Construction & land development	$240	$1,520	$,	1,760	$76,854	$78,614	$-
Farmland	45	562		607	10,970	11,577	-
1 - 4 family	2,812	5,957		8,769	80,433	89,202	309
Multifamily	617	-		617	16,297	16,914	-
Non-farm non-residential	878	12,818		13,696	254,922	268,618	419
Total Real Estate	4,592	20,857		25,449	439,476	464,925	728
Non-Real Estate:
Agricultural	90	315		405	16,933	17,338	-
Commercial and industrial	147	1,986		2,133	65,892	68,025	-
Consumer and other	389	28		417	23,038	23,455	8
Total Non-Real Estate	626	2,329		2,955	105,863	108,818	8
Total loans before unearned income	$5,218	$23,186		$28,404	$545,339	573,743	$736
Less: unearned income						(643)
Total loans net of unearned income						$573,100

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

The following is a summary of nonaccrual loans by class:

(in thousands)	As of June 30, 2012	As of December 31, 2011
Real Estate:
Construction & land development	$1,519	$1,520
Farmland	786	562
1 - 4 family	5,428	5,647
Multifamily	592	-
Non-farm non-residential	9,450	12,400
Total Real Estate	17,775	20,129
Non-real Estate:
Agricultural	739	315
Commercial and industrial	1,068	1,986
Consumer and other	77	20
Total Non-Real Estate	1,884	2,321
Total Nonaccrual Loans	$19,659	$22,450

The Company assigns credit quality indicators of pass, special mention, substandard, and doubtful to its loans. For the Company's loans with a commercial and consumer credit exposure, the Company internally assigns a grade based on the creditworthiness of the borrower. For loans with a consumer credit exposure, the Bank internally assigns a grade based upon an individual loan’s delinquency status. Loans included in the Pass category are performing loans with satisfactory debt coverage ratios, collateral, payment history, and documentation.

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

A substandard loan with a commercial and consumer credit exposure is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt by the borrower. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. These loans require more intensive supervision by management. Substandard loans are generally characterized by current or expected unprofitable operations, inadequate debt service coverage, inadequate liquidity, or marginal capitalization. Repayment may depend on collateral or other credit risk mitigates. For some substandard loans, the likelihood of full collection of interest and principal may be in doubt and thus, placed on nonaccrual. For loans with a consumer credit exposure, loans that are 90 days or more past due or that have been placed on nonaccrual are considered substandard.

Doubtful loans have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full questionable and there is a high probability of loss based on currently existing facts, conditions and values.

The Company periodically reassesses its credit quality indicators and has revised its methodology in 2012 contributing to the increase in special mention credits over the previous periods.

The following table identifies the Commercial and Consumer  Credit Exposure of the Loan Portfolio by specific credit ratings:

	As of June 30, 2012					As of December 31, 2011
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Construction & land development	$40,600	$7,104	$10,505	$-	$58,209	$67,602	$82	$10,930	$-	$78,614
Farmland	10,047	386	161	-	10,594	11,485	-	92	-	11,577
1 - 4 family	77,487	5,105	6,785	-	89,377	80,053	1,770	7,379	-	89,202
Multifamily	8,200	490	7,927	-	16,617	9,545	-	7,369	-	16,914
Non-farm non-residential	247,876	15,001	29,935	-	292,812	235,448	372	32,798	-	268,618
Total real estate	384,210	28,086	55,313	-	467,609	404,133	2,224	58,568	-	464,925
Non-Real Estate:
Agricultural	24,933	-	439	-	25,372	17,304	-	34	-	17,338
Commercial and industrial	72,691	6,512	1,368	-	80,571	65,553	93	2,379	-	68,025
Consumer and other	23,863	61	75	-	23,999	23,345	43	67	-	23,455
Total Non-Real Estate	121,487	6,573	1,882	-	129,942	106,202	136	2,480	-	108,818
Total loans before unearned income	$505,697	$34,659	$57,195	$-	597,551	$510,335	$2,360	$61,048	$-	573,743
Less: unearned income					(981)					(643)
Total loans net of unearned income					$596,570					$573,100

ASC 310-30 Loans

The Company has loans that were acquired through the acquisition of  Greensburg Bancshares, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that all contractually required payments would not be collected. These loans are subject to ASC Topic 310-30. The carrying amount of those loans is included in the balance sheet amounts of loans receivable at June 30, 2012. The amounts of loans subject to ASC Topic 310-30 at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012		December 31, 2011
(in thousands)	Contractual Amount	Carrying Value	Contractual Amount	Carrying Value
Real Estate:
Construction & land development	$536	$300	$536	$301
Farmland	-	-	-	-
1 - 4 family	511	443	704	573
Multifamily	-		-	-
Non-farm non-residential	139	139	352	352
Total real estate	1,186	$882	1,592	1,226
Non-real Estate:
Agricultural	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer and other	-	-	-	-
Total Non-Real Estate	-	-	-	-
Total	$1,186	$882	$1,592	$1,226

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

A summary of changes in the allowance for loan losses, by portfolio type, for the six months ended June 30, 2012 and 2011 are as follows:

	As of June 30, 2012
	Real Estate Loans:					Non-Real Estate Loans:
(in thousands)	Construction and Land Development	Farmland	1-4 Family	Multi-family	Non-farm non-residential	Agricultural	Commercial and Industrial	Consumer and other	Unallocated	Total
Allowance for Credit Losses:
Beginning balance (12/31/11)	$1,002	$65	$1,917	$780	$2,980	$125	$1,407	$314	$289	$8,879
Charge-offs	(53)	-	(951)	-	(459)	(25)	(424)	(266)	-	(2,178)
Recoveries	7	1	21	-	106	1	59	141	-	336
Provision	294	(17)	833	79	504	(41)	534	122	(204)	2,104
Ending Balance (6/30/12)	$1,250	$49	$1,820	$859	$3,131	$60	$1,576	$311	$85	$9,141

	As of June 30, 2011
	Real Estate Loans:					Non-Real Estate Loans:
(in thousands)	Construction and Land Development	Farmland	1-4 Family	Multi-family	Non-farm non-residential	Agricultural	Commercial and Industrial	Consumer and other	Unallocated	Total
Allowance for Credit Losses:
Beginning balance (12/31/10)	$977	$46	$1,891	$487	$3,423	$80	$510	$390	$513	$8,317
Charge-offs	(417)	-	(333)	-	(1,764)	(20)	(1,482)	(170)	-	(4,186)
Recoveries	-	-	87	-	10	3	105	98	-	303
Provision	173	(5)	139	(325)	1,376	165	2,306	(59)	(419)	3,351
Ending Balance (6/30/11)	$733	$41	$1,784	$162	$3,045	$228	$1,439	$259	$94	$7,785

	As of June 30, 2012
	Real Estate Loans:					Non-Real Estate Loans:
(in thousands)	Construction and Land Development	Farmland	1-4 Family	Multi-family	Non-farm non-residential	Agricultural	Commercial and Industrial	Consumer and other	Unallocated	Total
Allowance individually evaluated for impairment	$489	$-	$215	$661	$1,166	$-	$20	$-	$-	$2,551
Allowance collectively evaluated for impairment	761	49	1,605	198	1,965	60	1,556	311	85	6,590
Allowance at June 30, 2012	$1,250	$49	$1,820	$859	$3,131	$60	$1,576	$311	$85	$9,141

Loans individually evaluated for impairment	$7,409	$-	$2,095	$7,336	$27,932	$-	$503	$-	$-	$45,275
Loans collectively evaluated for impairment	50,800	10,594	87,282	9,281	264,880	25,372	80,068	23,999	-	552,276
Loans at June 30, 2012 (before unearned income)	$58,209	$10,594	$89,377	$16,617	$292,812	$25,372	$80,571	$23,999	$-	$597,551
Unearned income										(981)
Total loans net of unearned income										$596,570

	As of December 31, 2011
	Real Estate Loans:					Non-Real Estate Loans:
(in thousands)	Construction and Land Development	Farmland	1-4 Family	Multi-family	Non-farm non-residential	Agricultural	Commercial and Industrial	Consumer and other	Unallocated	Total
Allowance individually evaluated for impairment	$139	$-	$392	$701	$1,224	$-	$-	$-	$-	$2,456
Allowance collectively evaluated for impairment	863	65	1,525	79	1,756	125	1,407	314	289	6,423
Allowance at December 31, 2011	$1,002	$65	$1,917	$780	$2,980	$125	$1,407	$314	$289	$8,879

Loans individually evaluated for impairment	$7,998	$-	$3,591	$7,369	$31,397	$-	$738	$-	$-	$51,093
Loans collectively evaluated for impairment	70,616	11,577	85,611	9,545	237,221	17,338	67,287	23,455	-	522,650
Loans at December 31, 2011 (before unearned income)	$78,614	$11,577	$89,202	$16,914	$268,618	$17,338	$68,025	$23,455	$-	$573,743
Unearned income										(643)
Total loans net of unearned income										$573,100

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

The following is a summary of impaired loans by class:

	As of June 30, 2012
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real estate:
Construction & land development	$900	$949	$-	$926	$34	$26
Farmland	-	-	-	-	-	-
1 - 4 family	1,074	1,734	-	2,326	105	48
Multifamily	-	-	-	-	-	-
Non-farm non-residential	7,810	10,591	-	7,918	347	212
Total Real Estate	9,784	13,274	-	11,170	486	286
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	8	8	-	136	30	1
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	8	8	-	136	30	1
Total Impaired Loans with no related allowance	$9,792	$13,282	$-	$11,306	$516	$287

Impaired Loans with an allowance recorded:
Real estate:
Construction & land development	$6,509	$6,509	$489	$6,652	$515	$516
Farmland	-	-	-	-	-	-
1 - 4 family	1,021	851	215	1,188	63	60
Multifamily	7,336	7,336	661	7,388	571	544
Non-farm non-residential	20,122	20,215	1,166	21,359	2,338	2,231
Total real estate	34,988	35,911	2,531	36,587	3,487	3,351
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	495	495	20	867	11	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	495	495	20	867	11	-
Total Impaired Loans with an allowance recorded	$35,483	$35,406	$2,551	$37,454	$3,498	$3,351

Total Impaired Loans	$45,275	$48,688	$2,551	$48,760	$4,014	$3,638

The following is a summary of impaired loans by class:

	As of December 31, 2011
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real estate:
Construction & land development	$937	$960	$-	$634	$91	$64
Farmland	-	-	-	-	-	-
1 - 4 family	858	1,192	-	2,388	218	32
Multifamily	-	-	-	-	-	-
Non-farm non-residential	8,710	10,708	-	11,549	824	409
Total Real Estate	10,505	12,860	-	14,571	1,133	505
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	738	1,737	-	2,986	238	102
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	738	1,737	-	2,986	238	102
Total Impaired Loans with no related allowance	$11,243	$14,597	$-	$17,557	$1,371	$607

Impaired Loans with an allowance recorded:
Real estate:
Construction & land development	$7,061	$7,061	$139	$7,243	$477	$376
Farmland	-	-	-	-	-	-
1 - 4 family	2,733	2,870	392	1,127	57	56
Multifamily	7,369	7,369	701	6,347	288	333
Non-farm non-residential	22,687	23,637	1,224	21,180	1,261	815
Total real estate	39,850	40,937	2,456	35,897	2,083	1,580
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-
Total Impaired Loans with an allowance recorded	$39,850	$40,937	$2,456	$35,897	$2,083	$1,580

Total Impaired Loans	$51,093	$55,534	$2,456	$53,454	$3,454	$2,187

A Troubled Debt Restructuring ("TDR") is considered such if the creditor for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. The modifications to the Company's TDRs were concessions on the interest rate charged.  The effect of the modifications to the Company was a reduction in interest income.  These loans still have an allocated reserve in the Company's reserve for loan losses. For the first six months of 2012, there were no loans restructured in a troubled debt restructuring.

The following table identifies the Troubled Debt Restructurings as of June 30, 2012 and June 30, 2011:

Troubled Debt Restructurings	June 30, 2012
	Accruing Loans
(in thousands)	Current	30-89 Days Past Due	Nonaccrual	Total TDRs
Real Estate:
Construction & land development	$2,601	$-	$-	$2,601
Farmland	-	-	-	-
1-4 Family	2	238	1,074	1,314
Multifamily	5,984	-	-	5,984
Non-farm non residential	6,127	678	-	6,805
Total Real Estate	14,714	916	1,074	16,704
Non-Real Estate:
Agricultural	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer and other	-	-	-	-
Total Non-Real Estate	-	-	-	-
Total	$14,714	$916	$1,074	$16,704

Troubled Debt Restructurings	June 30, 2011
	Accruing Loans
(in thousands)	Current	30-89 Days Past Due	Nonaccrual	Total TDRs
Real Estate:
Construction & land development	$2,834	$-	$-	$2,834
Farmland	-	-	-	-
1-4 Family	-	-	-	-
Multifamily	5,782	-	-	5,782
Non-farm non residential	6,780	-	-	6,780
Total Real Estate	15,396	-	-	15,396
Non-Real Estate:
Agricultural	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer and other	-	-	-	-
Total Non-Real Estate	-	-	-	-
Total	$15,396	$-	$-	$15,396

The following is a summary of  the loans that subsequently defaulted after the debt was restructured:

Troubled Debt Restructurings that subsequently defaulted	June 30, 2012		June 30, 2011
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Real Estate:
Construction & land development	-	$-	-	$-
Farmland	-	-	-	-
1-4 Family	1	1,074	-	-
Multifamily	-	-	-	-
Non-farm non residential	-	-	-	-
Total real estate	1	1,074	-	-
Non-Real Estate:
Agricultural	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer and other	-	-	-	-
Total Non-Real Estate	-	-	-	-
Total	1	$1,074	-	$-

The 1-4 family TDR that subsequently defaulted was restructured in September 2011. This TDR had a pre-modification recorded investment of $1.7 million and a post-modification recorded investment of $1.7 million. The concession granted was an interest rate reduction. Upon default an appraisal of the collateral indicated an impairment of $0.6 million and that amount was charged-off in the second quarter of 2012.

Note 6. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives. Goodwill at June 30, 2012 was $2.0 million and resulted from the Homestead Bancorp acquisition in 2007.  No impairment charges have been recognized since the acquisition. Mortgage servicing rights were relatively unchanged since December 31, 2011, totaling $0.2 million at June 30, 2012. Other intangible assets recorded include core deposit intangibles, which are subject to amortization. The core deposits reflect the value of deposit relationships, including the beneficial rates, which arose from the purchase of other financial institutions and the purchase of various banking center locations from other financial institutions.

Note 7. Borrowings

The Company's senior long-term debt totaled $1.4 million at June 30, 2012. Long-term debt at December 31, 2011 totaled $3.2 million. The Company pays $50,000 principal plus interest on a monthly basis. In addition to its monthly principal payments, the Company has made additional principal payments totaling $1.5 million. This long-term debt is priced at Wall Street Journal Prime plus 75 basis points (currently 4.00%) and has a contractual maturity of April 2017. It is secured by a pledge of 13.2% (735,745 shares) of First Guaranty Bancshares interest in First Guaranty Bank (a wholly owned subsidiary) under a Commercial Pledge Agreement dated June 22, 2011.

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

Set forth below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at June 30, 2012 and December 31, 2011:

Contract Amount
(in thousands)	June 30, 2012	December 31, 2011
Commitments to Extend Credit	$24,223	$13,264
Unfunded Commitments under lines of credit	$72,193	$69,522
Commercial and Standby letters of credit	$6,450	$6,745

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

While the final outcome of legal proceedings is inherently uncertain, based on information currently available, advice of counsel, and available insurance coverage, Management believes that any incremental liability arising from the Company’s legal proceedings will not have a material adverse effect on the Company’s financial position.

Note 9. Fair Value

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets.  If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified Level 3 in the Company's portfolio as of June 30, 2012 includes municipal bonds and one preferred equity security.

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

Other real estate owned. Properties are recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values of other real estate owned ("OREO") at June 30, 2012 are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement or amounts commonly used in real estate transactions. Inputs include appraisal values on the properties or recent sales activity for similar assets in the property’s market, and thus OREO measured at fair value would be classified within Level 2 of the hierarchy.

Certain non-financial assets and non-financial liabilities are measured at fair value on a non-recurring basis including assets and liabilities related to reporting units measured at fair value in the testing of goodwill impairment, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	June 30, 2012	December 31, 2011
Securities available for sale measured at fair value	$627,366	$520,497
Fair Value Measurements Using:
Quoted Prices in Active Markets For Identical Assets (Level 1)	$21,065	$3,203
Significant Other Observable Inputs (Level 2)	$599,658	$509,778
Significant Unoberservable Inputs (Level 3)	$6,643	$7,516

The Company's valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes the methodologies used are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value.  The change in level 3 securities available for sale was due to $0.9 million in municipal bond principal repayments.

Gains and losses on securities (realized and unrealized) included in earnings (or changes in net assets) for the first six months of 2012 on a recurring basis are reported in noninterest income or other comprehensive income as follows:

(in thousands)	Noninterest Income	Other Comprehensive Income
Total gains included in earnings (or changes in net assets)	$1,483	$-
Impairment loss	$-	$-
Changes in unrealized gains (losses) relating to assets still held at June 30, 2012	$-	$1,831

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of June 30, 2012 and December 31, 2011, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At June 30, 2012	At December 31, 2011
Impaired loans measured at fair value	$35,483	$39,850
Fair Value Measurements Using:
Quoted Prices in Active Markets For Identical Assets (Level 1)	$-	$-
Significant Other Observable Inputs (Level 2)	$3,931	$8,113
Significant Unoberservable Inputs (Level 3)	$31,552	$31,737

Other real estate owned measured at fair value	$6,851	$5,709
Fair Value Measurements Using:
Quoted Prices in Active Markets For Identical Assets (Level 1)	$-	$-
Significant Other Observable Inputs (Level 2)	$6,851	$5,709
Significant Unoberservable Inputs (Level 3)	$-	$-

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

The Company has chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States, and as such has not included any gains or losses in earnings for the six months ended June 30, 2012 or 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis is intended to highlight the significant factors affecting the Company's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data at June 30, 2012 and for the six and three months that ended June 30, 2012 and 2011 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly the Company's financial position and results of operations for such periods.

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

Second Quarter and Six Months Financial Overview 2012

Financial highlights for the second quarter and six months of 2012 and 2011 are as follows:

●	First Guaranty Bancshares issued a ten percent stock dividend on February 24, 2012 to stockholders of record as of February 17, 2012.

●
Net income for the second quarter of 2012 and 2011 was $3.0 million and $2.4 million respectively.  Net income for the six months ended June 30, 2012 was $6.0 million compared to $4.8 million for the six months ended June 30, 2011.

●
Net income available to common shareholders after preferred stock dividends was $2.5 million and $2.1 million for the second quarter of 2012 and 2011, respectively. Net income available to common shareholders after preferred stock dividends was $5.0 million and $4.1 million for the six months ended 2012 and 2011, respectively. The increase in net income for 2012 was primarily the result of higher interest income coupled with a decrease in interest expense and a lower provision for loan losses that were partially offset by higher noninterest expenses.

●	Earnings per common share were $0.39 and $0.34 for the second quarter of 2012 and 2011 and $0.80 and $0.67 for the six months ended June 30, 2012 and 2011, respectively.

●
Net interest income for the second quarter of 2012 was $10.8 million compared to $9.6 million for the same period in 2011.  Net interest income for the six months ended June 30, 2012 was $21.7 million compared to $19.1 million for the same period in 2011.

●
Total assets at June 30, 2012 were relatively unchanged from December 31, 2011 at $1.4 billion. Total assets increased $10.3 million or 0.8% when compared to $1.4 billion at December 31, 2011. This increase in assets was from an increase in Federal Funds Purchased (short-term borrowings) and earnings retained in the Company.  These funds were invested in securities and loans.

●
Investment securities totaled $660.3 million at June 30, 2012, an increase of $27.2 million when compared to $633.2 million at December 31, 2011. At June 30, 2012, available for sale securities, at fair value, totaled $627.4 million, an increase of $106.9 million when compared to $520.5 million at December 31, 2011. At June 30, 2012, held to maturity securities, at amortized cost, totaled $33.0 million, a decrease of $79.7 million when compared to $112.7 million at December 31, 2011.

●
The net loan portfolio at June 30, 2012 totaled $587.4 million, a net increase of $23.2 million from the December 31, 2011 net loan portfolio of $564.2 million. Net loans are reduced by the allowance for loan losses which totaled $9.1 million at June 30, 2012 and $8.9 million at December 31, 2011.  Total loans net of unearned income were $596.6 million at June 30, 2012 compared to $573.1 million at December 31, 2011.

●
Return on average assets for the three months ended June 30, 2012 and June 30, 2011 was 0.88% and 0.81%, respectively.  Return on average assets for the six months ended June 30, 2012 and June 30, 2011 was 0.89% and 0.82%, respectively.  Return on average common equity for the three months ended June 30, 2012 and June 30, 2011 was 13.17% and 11.90%, respectively.  Return on average common shareholders’ equity for the six months ended June 30, 2012 and June 30, 2011 was 13.46% and 12.12%, respectively.  Return on average assets is calculated by dividing annualized net income before preferred dividends by average assets.  Return on average common shareholders’ equity is calculated by dividing net income by average common shareholders’ equity.

●	Book value per common share was $14.62 as of June 30, 2012 compared to $13.09 as of June 30, 2011. Book value per share was $13.85 for December 31, 2011.

●	The Company's Board of Directors declared cash dividends of $0.16 per common share in the second quarter of 2012 and $0.15 per common share for the second quarter of 2011. Cash dividends declared for the six months ended June 30, 2012 and 2011 were $0.32 and $0.29 per common share, respectively.

Financial Condition

Changes in Financial Condition from December 31, 2011 to June 30, 2012

General.

Total assets at June 30, 2012 were relatively unchanged from December 31, 2011 at $1.4 billion. Total assets increased $10.3 million or 0.8% when compared to $1.4 billion at December 31, 2011. This increase in assets was from an increase in Federal Funds Purchased (short-term borrowings) and earnings retained in the Company.  These funds were invested in securities and loans.

Investment Securities.

Investment securities at June 30, 2012 totaled $660.3 million, an increase of $27.2 million compared to $633.2 million at December 31, 2011.  The investment portfolio consisted of available for sale securities at their fair market value total of $627.4 million and held to maturity securities at amortized cost total of $33.0 million.  At December 31, 2011 held to maturity securities, at their amortized cost, total $112.7 million. The decrease from December 31, 2011 to June 30, 2012 in the Company’s held to maturity portfolio was mainly attributable to decreases in market interest rates that prompted bond issuers to redeem the bonds prior to maturity. The Company also had bonds that were classified as held to maturity that matured in the first six months of 2012.

The securities portfolio consisted principally of U.S. Government agency securities, corporate debt securities and municipal bonds. The securities portfolio provides the Company with a relatively stable source of income and provides a balance to credit risk when compared to other categories of assets. Management monitors the securities portfolio for both credit and interest rate risk.  The Company generally limits the purchase of corporate securities to individual issuers to manage concentration and credit risk. Corporate securities generally have a maturity of 10 years or less.  Government agency securities generally have maturities of 15 years or less. Corporate securities held at fair value totaled $181.9 million at June 30, 2012.  U.S. Government Agency securities that were held at fair value totaled $403.9 million at June 30, 2012. Agency securities that were held for maturity and carried at amortized cost totaled $33.0 million at June 30, 2012. The fair value of held to maturity agency securities was $33.3 million at June 30, 2012.

At June 30, 2012, $39.5 million or 6.0% of the securities portfolio was scheduled to mature in less than one year. Securities with contractual maturity dates over 10 years totaled $210.5 million or 31.9% of the total portfolio. The weighted average contractual maturity of the securities portfolio was 8.7 years.  The average maturity of the securities portfolio is affected by issuer call options which are influenced by market interest rates.

As of June 30, 2012, certain investment securities totaling $2.3 million had continuous unrealized loss positions for more than 12 months with unrealized losses totaling $0.3 million. These securities in an unrealized loss position for a period longer than 12 months were corporate debt securities. At June 30, 2012, 15 securities from 11 issuers were graded below investment grade with a total book value of $3.6 million.  Non-investment grade securities represent approximately 0.5% of the Company's total investment portfolio.  All of the Company’s non-investment grade securities referenced above were initially investment grade and have been downgraded since purchase. The non-investment grade securities are monitored by management.

Year to date 2012 and 2011 average securities as a percentage of average interest-earning assets were 50.9% and 46.4%, respectively. At June 30, 2012, the U.S. Government agency securities and municipal bonds qualified as securities pledge-able to collateralize repurchase agreements and public funds. Securities pledged totaled $443.2 million at June 30, 2012  and $428.6 million at December 31, 2011.  See Note 3 of the Notes to Consolidated Financial Statements for more information on investment securities.

Loans.

Net loans accounted for 43.1% of total assets at June 30, 2012, compared to 41.7% at December 31, 2011. There are no significant concentrations of credit to any individual borrower. As of June 30, 2012, 78.3% of our loan portfolio was secured primarily or secondarily by real estate. The largest portion of our loan portfolio, at 49.0%, is non-farm non-residential loans secured by real estate.

The net loan portfolio at June 30, 2012 totaled $587.4 million, a net increase of $23.2 million from the December 31, 2011 net loan portfolio of $564.2 million.  Net loans are reduced by the allowance for loan losses which totaled $9.1 million for June 30, 2012 and $8.9 million for December 31, 2011. Total loans include $17.0 million in syndicated loans. Syndicated loans meet the same underwriting criteria used when making in-house loans.  Loan charge-offs totaled $2.2 million during the first six months of 2012, compared to $4.2 million during the same period of 2011.  Recoveries totaled $0.3 million during the first six months of 2012 and $0.3 million for the same period in 2011.  See Note 4 of the Notes to Consolidated Financial Statements for more information on loans and Note 5 for information on the allowance for loan losses.

The Company revised and enhanced its credit risk rating system during the first six months of 2012.  The changes included increased weighting to cash flow analysis and less weighting to collateral valuation.  The methodology changes along with the identification of potential weaknesses in several credits resulted in an overall increase in special mention credits from 12/31/2011 to 6/30/2012.  The Company believes this enhanced methodology will contribute to earlier detection of problem credits and better monitoring of the loan portfolio.

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

(in thousands)	June 30, 2012	December 31, 2011
Nonaccrual loans:
Real Estate:
Construction and land development	$1,519	$1,520
Farmland	786	562
1 - 4 family residential	5,428	5,647
Multifamily	592	-
Non-farm non-residential	9,450	12,400
Total Real Estate	17,775	20,129
Non-Real Estate:
Agricultural	739	315
Commercial and industrial	1,068	1,986
Consumer and other	77	20
Total Non-Real Estate	1,884	2,321
Total nonaccrual loans	19,659	22,450

Loans 90 days and greater delinquent & accruing:
Real Estate:
Construction and land development	-	-
Farmland	-	-
1 - 4 family residential	756	309
Multifamily	-	-
Non-farm non-residential	-	419
Total Real Estate	756	728
Non-Real Estate:
Agricultural	-	-
Commercial and industrial	-	-
Consumer and other	-	8
Total Non-Real Estate	-	8
Total loans 90 days and greater delinquent & accruing	756	736

Total non-performing loans	20,415	23,186

Real Estate Owned:
Real Estate Loans:
Construction and land development	1,021	1,161
Farmland	-	-
1 - 4 family residential	994	1,342
Multifamily	-	-
Non-farm non-residential	4,836	3,206
Total Real Estate	6,851	5,709
Non-Real Estate Loans:
Agricultural	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total Non-Real Estate	-	-
Total Real Estate Owned	6,851	5,709

Total non-performing assets	$27,266	$28,895

Restructured Loans:
In compliance with modified terms	$14,714	$17,547
Past due 30 through 89 days and still accruing	916	-
Subsequently defaulted	1,074	-
Total restructured loans	$16,704	$17,547

Nonperforming assets totaled $27.3 million or 2.0% of total assets at June 30, 2012, a decrease of $1.6 million from December 31, 2011. Management has not identified additional information on any loans not already included in impaired loans or the nonperforming asset total that indicates possible credit problems that could cause doubt as to the ability of borrowers to comply with the loan repayment terms in the future.

Nonaccrual loans totaled $19.7 million as of June 30, 2012.  The nonaccrual loans are concentrated in six credit relationships that total approximately $10.5 million or 53.5% of the nonaccrual balance.  The nonaccrual loan total includes approximately $3.7 million in a participation loan secured by a hotel, $3.7 million secured by two motels, $1.1 million secured by a personal residence, $0.7 million secured by real estate and equipment, $0.7 million secured by equipment and accounts receivable, and $0.6 million secured by real estate and farm land.

Nonaccrual loans decreased in aggregate $2.8 million from December 31, 2011 to June 30, 2012. The decrease represents $7.8 million in loans, at December 31, 2011, that were charged-off, foreclosed upon and collateral was transferred to other real estate, or was returned to performing status which was partially offset by $5.0 million of loans in which interest is no longer accrued at June 30, 2012.

Construction and land development nonaccrual loans remained relatively unchanged at $1.5 million as of June 30, 2012 and 2011.

Nonaccrual loans secured by farmland increased $0.2 million from $0.6 million at December 31, 2011 to $0.8 million at June 30, 2012.

One-to-four family residential nonaccrual loans decreased $0.2 million to $5.4 million at June 30, 2012 from $5.6 million at December 31, 2012.

Multifamily nonaccrual loans increased by $0.6 million in the first six months of 2012 and at December 31, 2011 there were no nonaccrual loans in the multifamily category. The increase is due to one loan in this category delinquent more than 90 days in which interest is no longer accrued.

Non-farm non-residential nonaccrual loans decreased $3.0 million from December 31, 2011 to June 30, 2012. This category constitutes $9.5 million or 48.1% of total nonaccrual loans. This category includes loans secured by owner and non-owner occupied commercial real estate. The decrease from December 31, 2011 is due to one loan secured by an entertainment complex totaling $2.7 million that the Company foreclosed upon and repossessed the collateral.

Commercial and industrial nonaccrual loans decreased by $0.9 million to $1.1 million at June 30, 2012 from $2.0 million at December 31, 2011. This can be mainly attributed to one loan secured by equipment and accounts receivable totaling $0.8 million in which the collateral was liquidated and applied to the principal balance.

Other Real Estate Owned (OREO) totaled $6.9 million as of June 30, 2012 compared to $5.7 million at December 31, 2011. OREO is composed of several one to four family residential properties totaling $1.0 million, construction and land development lots of approximately $1.0 million, and commercial properties totaling $4.8 million. The increase in OREO from December 31, 2011 is due to the addition of one property totaling $2.2 million. This was the entertainment complex from the foreclosed loan in the non-farm non-residential loan category discussed in the nonaccrual section. There were also several small properties added to OREO totaling $1.1 million. The increases were partially offset by write-downs of properties in OREO totaling $0.8 million and sales of OREO of $1.4 million through the first six months of 2012. Additionally, the Company had recoveries of prior write-downs of OREO of $0.2 million in the first six months of 2012.

Restructured loans totaled $16.7 million as of June 30, 2012. These restructured loans were comprised of ten contracts which were from five credit relationships. Of those five credit relationships, two of the relationships totaled $14.7 million.  The largest credit relationship for $8.7 million is secured by commercial real estate and land development properties.  The second largest credit relationship for $6.0 million is secured by an apartment complex. The modifications were concessions on the interest rate charged for these loans.  The effect of the modifications to the Company was a reduction in interest income. One loan, with a principal balance totaling $1.1 million, secured by a personal residence, defaulted after the debt was restructured. The concession on the restructured loan that defaulted was a lower interest rate. These loans still have an allocated reserve in the Company's reserve for loan losses. During the second quarter of 2012, there were no loans that were restructured in a troubled debt restructuring.

Impaired loans totaled $45.3 million as of June 30, 2012.  Impaired loans with a valuation allowance totaled $35.5 million and impaired loans without a valuation allowance totaled $9.8 million.  Included in the impaired loan total were $16.7 million in troubled debt restructurings, $14.7 million of which that are performing under their new terms.  For more information, see Note 5 to Consolidated Financial Statements.

Allowance for Loan Losses.

The allowance for loan losses is maintained at a level considered sufficient to absorb potential losses embedded in the loan portfolio. The allowance is increased by the provision for anticipated loan losses as well as recoveries of previously charged-off loans and is decreased by loan charge-offs. The provision is the necessary charge to current expense to provide for current loan losses and to maintain the allowance at a level commensurate with Management’s evaluation of the risks inherent in the loan portfolio. Various factors are taken into consideration when determining the amount of the provision and the adequacy of the allowance. These factors include but are not limited to:

●	past due and nonperforming assets;
●	specific internal analysis of loans requiring special attention;
●	the current level of regulatory classified and criticized assets and the associated risk factors with each;
●	changes in underwriting standards or lending procedures and policies;
●	charge-off and recovery practices;
●	national and local economic and business conditions;
●	nature and volume of loans;
●	overall portfolio quality;
●	adequacy of loan collateral;
●	quality of loan review system and degree of oversight by its Board of Directors;
●	competition and legal and regulatory requirements on borrowers;
●	examinations of the loan portfolio by federal and state regulatory agencies and examinations; and
●	review by our internal loan review department and independent accountants.

The data collected from all sources in determining the allowance for loan losses is evaluated on a regular basis by Management with regard to current national and local economic trends, prior loss history, underlying collateral values, credit concentrations and industry risks. An estimate of potential loss on specific loans is developed in conjunction with an overall risk evaluation of the total loan portfolio. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as new information becomes available.

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

Provisions made pursuant to these processes totaled $2.1 million in the first six months of 2012 compared to $3.4 million for the same period in 2011. Total charge-offs were $2.2 million for first six months of 2012 as compared to $4.2 million for the same period in 2011.  Recoveries totaled $0.3 million during the first six months of 2012 and $0.3 million during the first six months of 2011.

The loans that the Company charged-off in the first six months of 2012 consisted of two large partially charged-off loans and one fully charged-off loan. Together these three charged-off loans totaled $1.4 million and consisted of $0.5 million on a loan secured by an entertainment complex that was foreclosed upon, $0.7 million on a loan secured by a personal residence, and $0.3 million on a loan secured by equipment. These charges were taken after appraisals on the properties and equipment indicated an impairment of the Company’s collateral position.

All accrued but uncollected interest related to a loan is deducted from income in the period the loan is assigned a nonaccrual status. During the period a loan is in nonaccrual status, any cash receipts are first applied to the principal balance. Once the principal balance has been fully recovered, any residual amounts are applied to expenses resulting from the collection of the payment and to the recovery of any reversed interest income and interest income that would have been due had the loan not been placed on nonaccrual status. As of June 30, 2012 and December 31, 2011 the Company had loans totaling $19.7 million and $22.5 million, respectively, on which the accrual of interest had been discontinued. The allowance for loan losses at June 30, 2012 was $9.1 million or 44.6% of nonperforming loans.  At June 30, 2012 loans classified as TDRs totaled $16.7 million. The portion of the allowance for loan losses associated with TDRs was $0.8 million or 8.6% of total reserve. See Note 4 and 5 of the Notes to Consolidated Financial Statements for more information on loans and the allowance for loan losses.

Other information relating to loans, the allowance for loan losses and other pertinent statistics follows.

(in thousands)	June 30, 2012	June 30, 2011
Loans:
Average outstanding balance (net of unearned income, including loans held for sale)	$577,254	$554,425
Balance at end of period (net of unearned income, including loans held for sale)	$597,011	$546,152

Allowance for Loan Losses:
Balance at beginning of year	$8,879	$8,317
Charge-offs	(2,178)	(4,186)
Recoveries	336	303
Provision	2,104	3,351
Balance at end of period	$9,141	$7,785

Other assets.

Other assets at June 30, 2012 were $30.5 million compared to $4.9 million at December 31, 2011. The increase in other assets is due to an increase in accounts receivable totaling $25.0 million from bonds that were called on June 30, 2012 that the Company did not receive funds for until July 2, 2012.

Deposits.

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. In this regard, management regularly assesses our funding needs, deposit pricing and interest rate outlooks. From December 31, 2011 to June 30, 2012, total deposits decreased by $1.6 million to $1.2 billion at June 30, 2012.  Noninterest-bearing demand deposits increased $2.7 million from December 31, 2011 to June 30, 2012. Interest-bearing demand deposits increased by $11.1 million when comparing June 30, 2012 to December 31, 2011. Time deposits decreased $17.1 million, or 2.5% to $675.4 million at June 30, 2012, compared to $692.5 million at December 31, 2011.

At June 30, 2012, public fund deposits totaled $452.5 million.  During the first six months of 2012, public fund deposits increased $20.6 million. The Company has developed a program for the development and management of public fund deposits.  Since 2007, the Company has maintained public fund deposits in excess of $175.0 million.  These deposits are with local government entities such as school districts, hospital districts, sheriff departments and other municipalities.  Several of these accounts are under contracts with terms up to three years.  Public funds deposit accounts are collateralized by FHLB letters of credit, U.S. Government securities, and by eligible U.S. Government agency securities such as those issued by the FHLB, FFCB, FNMA, and FHLMC.  Management believes that public funds provide a low cost and stable source of funding for the Company.

As of June 30, 2012, the aggregate amount of outstanding time deposits in amounts greater than or equal to $100,000 was approximately $446.3 million.  At June 30, 2012, $276.8 million or 41.0% of the Company's time deposits had a remaining term greater than one year.

As we seek to maintain a strong net interest margin and improve our earnings, attracting core noninterest-bearing deposits will remain a key element of the Company’s strategy. Management will continue to evaluate and update our product mix in its efforts to attract additional core customers. We currently offer a number of noninterest-bearing deposit products that are competitively priced and designed to attract and retain customers with emphasis on core deposits.

The following table sets forth the distribution of our total deposit accounts, by account type, for the periods indicated.
			Increase / (Decrease)
(in thousands except for %)	June 30, 2012	December 31, 2011	Amount	Percent
Noninterest-bearing demand	$170,665	$167,925	$2,740	1.6%
Interest-bearing demand	300,527	289,408	11,119	3.8%
Savings	59,157	57,452	1,705	3.0%
Time	675,397	692,517	(17,120)	-2.5%
Total deposits	$1,205,746	$1,207,302	$(1,556)	-0.1%

The following table sets forth the distribution of our time deposit accounts.

(in thousands)	June 30, 2012
Time deposits of less than $100,000	$229,112
Time deposits of $100,000 through $250,000	159,478
Time deposits of more than $250,000	286,807
Total Time Deposits	$675,397

The following table sets forth public funds as a percent of total deposits.

(in thousands except for %)	June 30, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Total Public Funds	$452,470	$431,905	$356,153	$268,474	$225,766
Total Deposits	$1,205,746	$1,207,302	$1,007,383	$799,746	$780,382
Total Public Funds as a percent of Total Deposits	37.5%	35.8%	35.4%	33.6%	28.9%

Borrowings.

The Company maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. At June 30, 2012, short-term borrowings totaled $19.4 million compared to $12.2 million at December 31, 2011, and consisted of repurchase agreements and federal funds purchased. Overnight repurchase agreement balances are monitored daily for sufficient collateralization. The Company had long-term borrowings totaling $1.4 million as of June 30, 2012 and $3.2 million at December 31, 2011. The Company pays $50,000 principal per month on its long-term debt that is priced at WSJ prime plus 75 basis points (currently 4.0%). In addition to the $300,000 in monthly principal payments for the first six months of 2012, the Company also made pay downs totaling $1.5 million. The accelerated repayment of the Company’s long-term debt is a strategy by Management to reduce interest costs while yields on securities remain low.

The average amount of total short-term borrowings for the first six months of 2012 totaled $13.0 million, compared to $15.1 million for the same period in 2011. At June 30, 2012, the Company had $60.0 million in Federal Home Loan Bank letters of credit outstanding obtained solely for collateralizing public deposits.

The Company also maintains a $2.5 million revolving line of credit.  There was no balance on this credit facility at June 30, 2012 or December 31, 2011.  This credit facility and the $1.4 million in long-term debt are secured by a portion of the Company's ownership in its subsidiary First Guaranty Bank.

Equity.

Stockholders’ equity provides a source of permanent funding, allows for future growth and the ability to absorb unforeseen adverse developments. Total equity increased to $131.4 million as of June 30, 2012 from $126.6 million at December 31, 2011. The increase in stockholders' equity was the result of the increase in retained earnings totaling $3.0 million and an increase in accumulated other comprehensive income totaling $1.8 million. The increase in retained earnings was attributable to year to date earnings of $6.0 million which was partially offset by dividends paid to common shareholders totaling $2.0 million and dividends paid on preferred stock totaling $1.0 million. The increase in accumulated other comprehensive income was solely from increases in unrealized gains on available for sale securities. Stockholders’ equity was slightly decreased by the purchase of 1,160 shares of the Company’s common stock totaling $22,000.

Results of Operations for the three and six months ended June 30, 2012 and 2011

Net Income.

Net income for the second quarter ending June 30, 2012 was $3.0 million, an increase of $0.6 million from $2.4 million for the quarter ending June 30, 2011.  Net income for the six months ended June 30, 2012 was $6.0 million, an increase of $1.2 million or 25.6% from $4.8 million for the six months ended June 30, 2011. For the quarter ending June 30, 2012, the Company had net income available to common shareholders of $2.5 million, an increase of $0.4 million from the same quarter in 2011 net income available to common shareholders of $2.1 million. Net income available to common shareholders for the six months ended June 30, 2012 was $5.0 million which is an increase of $0.9 million from $4.1 million for the same period in 2011. The increase in income can be attributed to an increase in interest income from a higher volume of interest earning assets coupled with lower interest expense when compared year over year.  Net gains on securities for the second quarter of 2012 and 2011 were $0.8 million and $2.2 million, respectively. Net gains on securities for the first six months of 2012 and 2011 were $1.5 million and $2.2 million.  Earnings per common share for the second quarter ended June 30, 2012 was $0.39 per common share, an increase of 14.7% or $0.05 per common share from $0.34 per common share for the second quarter ended June 30, 2011. Earnings per common share for the six months ended June 30, 2012 was $0.80 per common share, an increase of 19.4% or $0.13 per common share from $0.67 per common share for the six months ended June 30, 2011.

Net Interest Income.

Net interest income is the largest component of our earnings, and is calculated by subtracting the cost of interest-bearing liabilities from the income earned on interest-earning assets. This represents the earnings from our primary business of taking in deposits and then using those funds to invest in loans and investment securities. Our long-term objective is to manage net interest income to provide maximum income, while balancing interest rate risk, credit risk, and liquidity risks.

A financial institution’s asset and liability structure is substantially different from that of a non-financial company, in that virtually all assets and liabilities are monetary in nature. Accordingly, changes in interest rates, which are generally impacted by inflation rates, may have a significant impact on a financial institutions performance. The impact of interest rate changes depends on the sensitivity to the change of our interest-earning assets and interest-bearing liabilities. The effects of the varying interest rate environment in recent years and the Company’s interest sensitivity position will be discussed below.

Net interest income in the second quarter of 2012 was $10.8 million compared to $9.6 million for the second quarter of 2011. Net interest income for the first six months of 2012 and 2011 was $21.7 million and $19.1 million, respectively.  Interest from loans represent the largest portion of  interest income from the Company's interest-earning assets, and 43.1% of our total loans are floating rate loans which are primarily tied to the prime lending rate. Of the $257.4 million of loans that have floating rates, $255.6 million are currently at their floor rate. The loan floors were the first step to improving net interest income after the prime rate dropped 400 basis points in 2008. This strategy has continued through 2012. The lower cost of our interest-bearing liabilities reflects a lower cost of funds from the company repricing deposits down and a decrease in  interest-bearing liabilities. As of June 30, 2012, time deposits represented 56.0% of total deposits, which is a decrease from 57.4% of total deposits at December 31, 2011.

The average yield on interest-earning assets decreased from 4.73% at June 30, 2011 to 4.36% at June 30, 2012. The interest-bearing liabilities average yield decreased to 1.32% at June 30, 2012, compared to 1.64% at June 30, 2011. The net yield on interest-earning assets was 3.04% for the six months ended June 30, 2012, compared to 3.10% for the same period in 2011.

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

	June 30, 2012			June 30, 2011
(in thousands except for %)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-earning deposits with banks (1)	$38,899	$36	0.19%	$25,665	$23	0.18%
Securities (including FHLB stock)	670,723	10,938	3.27%	524,332	9,797	3.77%
Federal funds sold	30,380	7	0.05%	15,894	9	0.11%
Loans, net of unearned income	577,254	17,635	6.13%	564,882	16,706	5.96%
Total interest-earning assets	1,317,256	28,616	4.36%	1,130,773	26,535	4.73%

Noninterest-earning assets:
Cash and due from banks	10,128			10,370
Premises and equipment, net	19,844			16,565
Other assets	13,484			10,574
Total Assets	$1,360,712			$1,168,282

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Demand deposits	$309,945	$700	0.45%	$197,308	$405	0.41%
Savings deposits	58,587	27	0.09%	48,924	22	0.09%
Time deposits	670,468	6,123	1.83%	660,824	7,030	2.15%
Borrowings	15,779	73	0.92%	13,881	14	0.20%
Total interest-bearing liabilities	1,054,779	6,923	1.32%	920,937	7,471	1.64%

Noninterest-bearing liabilities:
Demand deposits	170,811			140,509
Other	5,826			6,784
Total Liabilities	176,637			1,068,230

Stockholders' equity	129,296			100,052
Total Liabilities and Stockholders' Equity	$1,360,712			$1,168,282
Net interest income		$21,693			$19,064

Net interest rate spread (2)			3.04%			3.10%
Net interest-earning assets (3)	$262,477			$209,836
Net interest margin (4)			3.30%			3.40%

Average interest-earning assets to interest-bearing liabilities			124.88%			122.79%

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

Provision for Loan Losses.

The provision for loan losses was $0.9 million and $2.9 million for the second quarter of 2012 and 2011, respectively. For the six months ending June 30, 2012, the provision for loan loss was $2.1 million, a decrease from $3.4 million for the first six months of 2011. Of the loan charge-offs for the second quarter of 2012, approximately $1.5 million were loans secured by real estate and $0.7 million were loans not secured by real estate.   The allowance for loan losses at June 30, 2012 was $9.1 million, compared to $8.9 million at December 31, 2011, and was 1.53% and 1.55% of total loans, respectively. Management believes that the allowance is adequate to cover losses in the loan portfolio given the current economic conditions, expected net charge-offs and nonperforming asset levels.

Noninterest Income.

For the quarters ending June 30, 2012 and 2011, noninterest income totaled $2.4 million and $3.7 million, respectively. Service charges, commissions and fees totaled $1.2 million for the second quarter ended June 30, 2012 and $1.1 million for the same period of 2011. Net securities gains were $0.8 million for the second quarter of 2012 compared to $2.2 million in 2011. Other noninterest income remained relatively unchanged at $0.4 million for the second quarter ended June 30, 2012 and 2011. Noninterest income totaled $4.7 million for the six months ended June 30, 2012; a decrease of $0.3 million when compared to $5.0 million for the six months ended June 30, 2011. Service charges, commissions and fees totaled $2.4 million for the six months ended June 30, 2012 and $2.1 million for the same period of 2011. Net securities gains were $1.5 million for the first six months of 2012 compared to $2.2 million in 2011. Other noninterest income increased by $0.2 million to $0.8 million in the first six months of 2012 compared to $0.6 million for the same period in 2011.

Noninterest Expense.

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense and other types of expenses.  Noninterest expense totaled $7.9 million in the second quarter of 2012 and $6.7 million in 2011. Noninterest expense increased from $13.3 million for the first six months of 2011 to $15.1 million for the first six months of 2012. Salaries and benefits totaled $3.4 million for the second quarter of 2012 compared to $2.9 million for the second quarter of 2011. For the first six months of 2012 and 2011, salaries and benefits totaled $6.7 million and $6.0 million, respectively. Occupancy and equipment expense totaled $0.9 million for the second quarter of 2012 and $0.8 million for the second quarter of 2011. Occupancy and equipment expense totaled $1.9 million for the first six months of 2012 and $1.6 million for the same period in 2011. Other noninterest expense totaled $3.6 million in the second quarter of 2012, compared to $2.9 million the second quarter of 2011.  Other noninterest expense increased by $0.8 million to $6.5 million for the six months ended June 30, 2012 from $5.7 million for the six months ended June 30, 2011. The increases in other noninterest expense were mainly the result of an increase in other real estate and repossession expense of $0.7 million when comparing the six months that ended June 30, 2012 to the same period in 2011. The other real estate and repossession cost through June 30, 2012 consisted of write downs of the Company’s other real estate owned totaling $0.8 million and $0.4 million of cost incurred maintaining the properties and protecting the Company’s interest. These expenses were partially offset by recoveries of the Company’s prior write-downs of OREO totaling $0.2 million.

The following is a summary of the significant components of other noninterest expense:

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Other noninterest expense:
Legal and professional fees	$1,089	$961	$601	$591
Data processing	1,365	1,119	703	555
Marketing and public relations	420	529	246	204
Taxes - sales, capital, and franchise	359	363	181	188
Operating supplies	275	265	131	132
Travel and lodging	285	194	155	94
Net costs from other real estate and repossessions	901	196	582	135
Regulatory assessment	497	948	293	475
Other	1,350	1,155	689	569
Total other expense	$6,541	$5,730	$3,581	$2,943

Income Taxes.

The provision for income taxes was $1.5 million and $1.3 million for the quarters ended June 30, 2012 and 2011.  The provision for the six months ended June 30, 2012 and 2011 was $3.1 million and $2.6 million, respectively. The increase in the provision for income taxes is a result of higher income through the first six months of 2012 when compared to same period in 2011. The Company's statutory tax rate was 34.0% which was unchanged from the second quarter of 2011.

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

To maximize our margin, we attempt to be somewhat more asset sensitive during periods of rising rates and more liability sensitive during periods of falling rates. The need for interest sensitivity gap management is most critical in times of rapid changes in overall interest rates. We generally seek to limit our exposure to interest rate fluctuations by maintaining a relatively balanced mix of rate sensitive assets and liabilities on a one-year time horizon. The mix is relatively difficult to manage because of the significant impact on net interest margin from mismatches in repricing opportunities; the asset-liability mix is monitored periodically depending upon management’s assessment of current business conditions and the interest rate outlook. Exposure to interest rate fluctuations is maintained within prudent levels by the use of varying investment strategies.

We monitor interest rate risk using an interest sensitivity analysis set forth on the following table. This analysis, which we prepare monthly, reflects the maturity and repricing characteristics of assets and liabilities over various time periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at June 30, 2012 shown below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

	June 30, 2012
	Interest Sensitivity Within
(in thousands except for %)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$82,409	$168,144	$250,553	$346,458	$597,011
Securities (including FHLB stock)	22,163	17,344	39,507	621,929	661,436
Federal Funds Sold	1,925	-	1,925	-	1,925
Other earning assets	32,112	-	32,112	-	32,112
Total earning assets	$138,609	$185,488	$324,097	$968,387	$1,292,484

Source of Funds:
Interest-bearing accounts:
Demand deposits	$150,264	$-	$150,264	$150,263	$300,527
Savings deposits	14,789	-	14,789	44,368	59,157
Time deposits	201,445	197,122	398,567	276,830	675,397
Short-term borrowings	19,405	-	19,405	-	19,405
Long-term borrowings	-	-	-	1,400	1,400
Noninterest-bearing, net	-	-	-	236,598	236,598
Total source of funds	$385,903	$197,122	$583,025	$709,459	$1,292,484

Period gap	$(247,294)	$(11,634)	$(258,928)	$258,928
Cumulative gap	$(247,294)	$(258,928)	$(258,928)	$-

Cumulative gap as a percent of earning assets	-19.13%	-20.03%	-20.03%

Liquidity and Capital Resources

Liquidity.

Liquidity refers to the ability or flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available to meet customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. Liquid assets include cash and due from banks, interest-earning demand deposits with banks, federal funds sold and available for sale investment securities, including securities pledged to collateralize public fund deposits. These assets represent 26.8% and 27.9% of the total liquidity base at June 30, 2012 and December 31, 2011, respectively.

Loans maturing or repricing within one year or less at June 30, 2012 totaled $233.7 million.  At June 30, 2012, time deposits maturing within one year or less totaled $398.9 million.

The Company maintained a net borrowing capacity at the Federal Home Loan Bank totaling $106.0 million and $134.9 million at June 30, 2012 and December 31, 2011, respectively. The decrease in availability at Federal Home Loan Bank during 2012 primarily resulted from the decrease of our blanket lien availability. We also maintain federal funds lines of credit at three correspondent banks with borrowing capacity of $45.0 million and a revolving line of credit for $2.5 million as of June 30, 2012. The Company did not have an outstanding balance on these lines of credit as of June 30, 2012. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources.

The Company's capital position is reflected in stockholders’ equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total equity increased to $131.4 million as of June 30, 2012 from $126.6 million at December 31, 2011. The increase in stockholders' equity was the result of the increase in retained earnings totaling $3.0 million and an increase in accumulated other comprehensive income totaling $1.8 million. The increase in retained earnings was attributable to year to date earnings of $6.0 million which was partially offset by dividends paid to common shareholders totaling $2.0 million and dividends paid on preferred stock totaling $1.0 million. The increase in accumulated other comprehensive income was solely from increases in unrealized gains on available for sale securities. Stockholders’ equity was slightly decreased by the purchase of 1,160 shares of the Company’s common stock totaling $22,000.

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

	As of June 30, 2012
	"Well Capitalized Minimums"	Actual
Tier 1 Leverage Ratio
Consolidated	5.00%	8.93%
Bank	5.00%	8.93%

Tier 1 Risk-based Capital Ratio
Consolidated	6.00%	13.61%
Bank	6.00%	13.61%

Total Risk-based Capital Ratio
Consolidated	10.00%	14.64%
Bank	10.00%	14.65%

At June 30, 2012, we satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As defined by the Securities and Exchange Commission in Exchange Act Rules 13a-15(e) and 15d-15(e), a Company's “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within time periods specified in the Commission’s rules and forms. The Company maintains such controls designed to ensure this material information is communicated to Management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decision regarding required disclosure.

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

FIRST GUARANTY BANCSHARES, INC.

Date: August 13, 2012	By: /s/ Alton B. Lewis
Alton B. Lewis
Principal Executive Officer

Date: August 13, 2012	By: /s/ Eric J. Dosch
Eric J. Dosch
Principal Financial Officer
Secretary and Treasurer