Form 10-Q
period 2012-09-30
First Guaranty Bancshares, Inc.
filed 2012-11-13
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2012

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
Yes ☐   No ☒

As of November 9, 2012 the registrant had 6,291,332 shares of $1 par value common stock outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial
FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	September 30, 2012	December 31, 2011
Assets
Cash and cash equivalents:
Cash and due from banks	$71,942	$43,810
Interest-earning demand deposits with banks	20	2
Federal funds sold	4,931	68,630
Cash and cash equivalents	76,893	112,442

Interest-earning time deposits with banks	754	-

Investment securities:
Available for sale, at fair value	619,762	520,497
Held to maturity, at cost (estimated fair value of $25,222 and $113,197, respectively)	24,976	112,666
Investment securities	644,738	633,163

Federal Home Loan Bank stock, at cost	1,143	643
Loans held for sale	80	-

Loans, net of unearned income	606,162	573,100
Less: allowance for loan losses	9,507	8,879
Net loans	596,655	564,221

Premises and equipment, net	19,664	19,921
Goodwill	1,999	1,999
Intangible assets, net	2,511	2,811
Other real estate, net	4,435	5,709
Accrued interest receivable	6,895	8,128
Other assets	5,467	4,829
Total Assets	$1,361,234	$1,353,866

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing demand	192,282	167,925
Interest-bearing demand	297,579	289,408
Savings	60,135	57,452
Time	656,174	692,517
Total deposits	1,206,170	1,207,302

Short-term borrowings	11,774	12,223
Accrued interest payable	3,135	3,509
Long-term borrowing	1,250	3,200
Other liabilities	4,449	1,030
Total Liabilities	1,226,778	1,227,264

Stockholders' Equity
Preferred stock:
Series C - $1,000 par value - authorized 39,435 shares; issued and outstanding 39,435 shares	39,435	39,435
Common stock:
$1 par value - authorized 100,600,000 shares; issued 6,294,227[*]	6,294	6,294
Surplus	39,387	39,387
Treasury stock, at cost, 2,895 and 0 shares, respectively	(54)	-
Retained earnings	41,560	37,019
Accumulated other comprehensive income (loss)	7,834	4,467
Total Stockholders' Equity	134,456	126,602
Total Liabilities and Stockholders' Equity	$1,361,234	$1,353,866
See Notes to the Consolidated Financial Statements.
[*] 2011 common share amounts have been retroactively adjusted to reflect the ten percent stock dividend paid February 24, 2012 to stockholders of record as of February 17, 2012

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands, except share data)	2012	2011	2012	2011
Interest Income:
Loans (including fees)	$26,537	$25,930	$8,903	$9,230
Loans held for sale	1	8	-	2
Deposits with other banks	56	35	20	13
Securities (including FHLB stock)	15,110	14,504	4,172	4,707
Federal funds sold	10	14	2	5
Total Interest Income	41,714	40,491	13,097	13,957

Interest Expense:
Demand deposits	1,050	644	349	239
Savings deposits	40	37	14	15
Time deposits	8,905	10,637	2,782	3,607
Borrowings	98	50	25	36
Total Interest Expense	10,093	11,368	3,170	3,897

Net Interest Income	31,621	29,123	9,927	10,060
Less: Provision for loan losses	3,014	6,855	909	3,504
Net Interest Income after Provision for Loan Losses	28,607	22,268	9,018	6,556

Noninterest Income:
Service charges, commissions and fees	3,565	3,352	1,180	1,235
Net gains on securities	3,230	3,102	1,747	885
Loss on securities impairment	-	(97)	-	-
Net gains (losses) on sale of loans	(47)	106	(20)	10
Gain on acquisition	-	1,391	-	1,391
Other	1,234	1,081	424	443
Total Noninterest Income	7,982	8,935	3,331	3,964

Noninterest Expense:
Salaries and employee benefits	10,125	9,363	3,394	3,380
Occupancy and equipment expense	2,818	2,552	963	942
Other	9,995	9,263	3,454	3,533
Total Noninterest Expense	22,938	21,178	7,811	7,855

Income Before Income Taxes	13,651	10,025	4,538	2,665
Less: Provision for income taxes	4,603	3,071	1,505	500
Net Income	9,048	6,954	3,033	2,165
Preferred Stock Dividends	(1,479)	(1,433)	(493)	(768)
Income Available to Common Shareholders	$7,569	$5,521	$2,540	$1,397

Per Common Share:[*]
Earnings	$1.20	$0.89	$0.40	$0.22
Cash dividends paid	$0.48	$0.44	$0.16	$0.15

Weighted Average Common Shares Outstanding[*]	6,293,367	6,175,802	6,292,479	6,294,227
See Notes to Consolidated Financial Statements
[*] 2011 common share amounts have been retroactively adjusted to reflect the ten percent stock dividend paid February 24, 2012 to stockholders of record as of February 17, 2012

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

	Series A	Series B	Series C					Accumulated
	Preferred	Preferred	Preferred	Common				Other
	Stock	Stock	Stock	Stock		Treasury	Retained	Comprehensive
(in thousands, except per share data)	$1,000 Par	$1,000 Par	$1,000 Par	$1 Par[*]	Surplus	Stock	Earnings	Income/(Loss)	Total
Balance December 31, 2010	$19,859	$1,116	$-	$6,116	$36,240	$-	$34,866	$(259)	$97,938
Net income	-	-	-	-		-	6,954	-	6,954
Change in unrealized loss on AFS securities, net of reclassification adjustments and taxes	-	-	-	-		-	-	4,091	4,091
Total Comprehensive Income	-	-		-		-	-	-	11,045
Common stock issued in acquisition, with retrospective stock dividend adjustment, 178,619 shares[*]	-	-	-	178	3,147	-	(295)	-	3,030
Preferred stock issued, Series C	-	-	39,435	-	-	-	-	-	39,435
Cash dividends on common stock ($0.44 per share)	-	-	-	-		-	(2,695)	-	(2,695)
Preferred stock repurchase, Series A & B	(20,030)	(1,098)	-	-	-	-	-	-	(21,128)
Preferred stock dividends, amortization and accretion	171	(18)	-	-	-	-	(1,433)	-	(1,280)
Balance September 30, 2011 (unaudited)	$-	$-	$39,435	$6,294	$39,387	$-	$37,397	$3,832	$126,345

Balance December 31, 2011	$-	$-	$39,435	$6,294	$39,387	$-	$37,019	$4,467	$126,602
Net Income	-	-	-	-	-	-	9,048	-	9,048
Change in unrealized gain on AFS securities, net of reclassification adjustments and taxes	-	-	-	-	-	-	-	3,367	3,367
Total Comprehensive Income	-	-	-	-	-	-	-	-	12,415
Treasury shares purchased, at cost, 2,895 shares	-	-	-	-	-	(54)	-	-	(54)
Cash dividends on common stock ($0.48 per share)	-	-	-	-	-	-	(3,028)	-	(3,028)
Preferred stock dividends	-	-	-	-	-	-	(1,479)	-	(1,479)
Balance September 30, 2012 (unaudited)	$-	$-	$39,435	$6,294	$39,387	$(54)	$41,560	$7,834	$134,456
See Notes to Consolidated Financial Statements
[*] 2011 common share amounts have been retroactively adjusted to reflect the ten percent stock dividend paid February 24, 2012 to stockholders of record as of February 17, 2012

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in thousands)	2012	2011
Cash Flows From Operating Activities
Net income	$9,048	$6,954
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,014	6,855
Depreciation and amortization	1,561	1,240
Amortization/(accretion) of investments	1,419	703
Gain on acquisition	-	(1,391)
Net gains on securities	(3,230)	(3,102)
Net losses (gains) on sale of assets	138	(112)
Other than temporary impairment charge on securities	-	97
ORE writedowns and losses on disposition	937	287
FHLB stock dividends	(1)	(3)
Net increase in loans held for sale	(80)	(156)
Change in other assets and liabilities, net	1,809	3,518
Net Cash Provided By Operating Activities	14,615	14,890

Cash Flows From Investing Activities
Funds invested in certificates of deposit	(747)	-
Proceeds from maturities and calls of HTM securities	128,640	151,474
Proceeds from maturities, calls and sales of AFS securities	621,340	369,196
Funds invested in HTM securities	(40,901)	(165,268)
Funds invested in AFS securities	(713,748)	(442,166)
Proceeds from sale/redemption of Federal Home Loan Bank stock	3,441	1,796
Funds invested in Federal Home Loan Bank stock	(3,940)	(1,440)
Net (increase) decrease in loans	(39,666)	19,875
Purchase of premises and equipment	(1,214)	(1,812)
Proceeds from sales of premises and equipment	168	-
Proceeds from sales of other real estate owned	4,555	445
Cash received in excess of cash paid in acquisition	-	4,992
Net Cash Used In Investing Activities	(42,072)	(62,908)

Cash Flows From Financing Activities
Net (decrease) increase in deposits	(1,132)	86,682
Net decrease in federal funds purchased and short-term borrowings	(449)	(8,387)
Proceeds from long-term borrowings	-	3,500
Repayment of long-term borrowings	(1,950)	(3,650)
Repurchase of preferred stock	-	(21,128)
Proceeds from issuance of preferred stock	-	39,435
Purchase of treasury stock	(54)	-
Dividends paid	(4,507)	(4,257)
Net Cash (Used In) Provided By Financing Activities	(8,092)	92,195

Net (Decrease) Increase In Cash and Cash Equivalents	(35,549)	44,177
Cash and Cash Equivalents at the Beginning of the Period	112,442	44,837
Cash and Cash Equivalents at the End of the Period	$76,893	$89,014

Noncash Activities:
Loans transferred to foreclosed assets	$4,218	$4,797
Common stock issued in acquisition	$-	$3,030

Cash Paid During The Period:
Interest on deposits and borrowed funds	$10,467	$11,235
Income taxes	$4,900	$2,850
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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2012 and 2011 are not necessarily indicative of the results expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are susceptible to significant change in the near term are the allowance for loan losses, valuation of goodwill, intangible assets and other purchase accounting adjustments.

Note 2.  Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU No 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with the FASB Accounting Standards Codification (“ASC”) Subtopic 350-30. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The Company adopted this standard in the fourth quarter of 2011. Adoption of this guidance did not have a material impact on the Company’s statements of income and financial condition.

Note 3. Securities

A summary comparison of securities by type at September 30, 2012 and December 31, 2011 is shown below.

	September 30, 2012				December 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury Bills	$12,000	$-	$-	$12,000	$-	$-	$-	$-
U.S. Government Agencies	402,125	1,571	(57)	403,639	319,113	1,422	(328)	320,207
Corporate debt securities	172,661	9,485	(285)	181,861	171,927	6,250	(1,222)	176,955
Mutual funds or other equity securities	2,564	47	-	2,611	2,773	38	-	2,811
Municipal bonds	18,548	1,103	-	19,651	19,916	609	(1)	20,524
Total available for sale securities	$607,898	$12,206	$(342)	$619,762	$513,729	$8,319	$(1,551)	$520,497

Held to maturity:
U.S. Government Agencies	$24,976	$246	$-	$25,222	$112,666	$535	$(4)	$113,197
Total held to maturity securities	$24,976	$246	$-	$25,222	$112,666	$535	$(4)	$113,197

The scheduled maturities of securities at September 30, 2012 and December 31, 2011, by contractual maturity, are shown below. As evidenced by the following table, the Company has substantially decreased the contractual maturity of its securities investment portfolio in 2012.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2012		December 31, 2011
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available For Sale:
Due in one year or less	$30,543	$30,863	$13,267	$13,505
Due after one year through five years	132,852	135,765	59,897	61,320
Due after five years through 10 years	332,965	339,828	214,467	218,280
Over 10 years	111,538	113,306	226,098	227,392
Total available for sale securities	$607,898	$619,762	$513,729	$520,497

Held to Maturity:
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	4,004	4,010	10,015	10,157
Due after five years through 10 years	20,972	21,212	50,535	50,828
Over 10 years	-	-	52,116	52,212
Total held to maturity securities	$24,976	$25,222	$112,666	$113,197

At September 30, 2012 approximately $440.8 million in securities were pledged to secure public funds deposits, and for other purposes required or permitted by law.

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at September 30, 2012.

	Less Than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Government Agencies	$38,083	$(57)	$-	$-	$38,083	$(57)
Corporate debt securities	6,201	(78)	2,487	(207)	8,688	(285)
Mutual funds or other equity securities	-	-	-	-	-	-
Municipals	-	-	-	-	-	-
Total available for sale securities	$44,284	$(135)	$2,487	$(207)	$46,771	$(342)

Held to maturity:
U.S. Government Agencies	$-	$-	$-	$-	$-	$-
Total held to maturity securities	$-	$-	$-	$-	$-	$-

At September 30, 2012, 52 debt securities have gross unrealized losses of $0.3 million or 0.7% of amortized cost. All securities with unrealized losses were classified as available for sale at September 30, 2012. The Company believes that it will collect all amounts contractually due and has the intent and the ability to hold these securities until the fair value is at least equal to the carrying value. The Company had 13 U.S. Government agency securities and 30 corporate debt securities that had gross unrealized losses for less than 12 months. The Company had 8 corporate debt securities which have been in a continuous unrealized loss position for 12 months or longer. Securities with unrealized losses greater than 12 months had a total amortized cost of $2.7 million. Securities with unrealized losses less than 12 months had a total amortized cost of $44.4 million.

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

The number of investment securities issued by U.S. government and government agencies with unrealized losses and the amount of unrealized losses on those investment securities are primarily the result of market interest rates. At September 30, 2012 the Company had the ability and intent to hold these securities in its current portfolio until recovery, which may be until maturity.

The corporate debt securities consist primarily of corporate bonds issued by the following types of organizations: financial, insurance, utilities, manufacturing, industrial, consumer products and oil and gas. Also included in corporate debt securities are trust preferred capital securities, many issued by national and global financial services firms. The Company believes that the each of the issuers will be able to fulfill the obligations of these securities. At September 30, 2012 the Company had the ability and intent to hold these securities until they recover, which could be at their maturity dates.

The held to maturity portfolio is comprised of government sponsored enterprise securities such as FHLB, FNMA, FHLMC, and FFCB. The securities have maturities of 15 years or less and the securities are used to collateralize public funds. As of September 30, 2012 public funds deposits totaled $433.2 million. The Company has maintained public funds in excess of $175.0 million since December 2007. Management believes that public funds will continue to be a significant part of the Company's deposit base and will need to be collateralized by securities in the investment portfolio.

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

The Company did not record an impairment write-down on its securities for the first nine months of 2012. During the first quarter of 2011, the Company recorded an impairment write-down on securities from one issuer of $0.1 million. This write-down was partially offset by a subsequent gain on sale of the securities of $45,000 in the third quarter of 2011.

At September 30, 2012, the Company's exposure to investment securities issuers that exceeded 10% of stockholders’ equity as follows:

	At September 30, 2012
(in thousands)	Amortized Cost	Fair Value
Federal Home Loan Bank (FHLB)	$108,002	$108,247
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	86,849	87,488
Federal National Mortgage Association (Fannie Mae-FNMA)	118,323	118,600
Federal Farm Credit Bank (FFCB)	113,926	114,525
Total	$427,100	$428,860

Note 4. Loans

The following table summarizes the components of the Company's loan portfolio as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
(in thousands)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$55,380	9.1%	$78,614	13.7%
Farmland	10,643	1.8%	11,577	2.0%
1- 4 Family	88,771	14.6%	89,202	15.6%
Multifamily	15,495	2.6%	16,914	2.9%
Non-farm non-residential	298,469	49.1%	268,618	46.8%
Total Real Estate	468,758	77.2%	464,925	81.0%
Non-real Estate:
Agricultural	26,281	4.3%	17,338	3.0%
Commercial and industrial	87,758	14.5%	68,025	11.9%
Consumer and other	24,445	4.0%	23,455	4.1%
Total Non-real Estate	138,484	22.8%	108,818	19.0%
Total loans before unearned income	607,242	100.0%	573,743	100.0%
Less: Unearned income	(1,080)		(643)
Total loans net of unearned income	$606,162		$573,100

The following table summarizes fixed and floating rate loans by contractual maturity as of September 30, 2012 and December 31, 2011 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	September 30, 2012			December 31, 2011
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$29,544	$143,729	$173,273	$108,276	$124,052	$232,328
One to five years	208,689	121,511	330,200	160,191	98,972	259,163
Five to 15 years	22,422	44,409	66,831	8,393	36,891	45,284
Over 15 years	7,273	6,077	13,350	8,464	6,054	14,518
Total (excluding nonaccrual loans)	$267,928	$315,726	583,654	$285,324	$265,969	551,293
Nonaccrual loans			23,588			22,450
Total loans before unearned income			607,242			573,743
Less: Unearned income			(1,080)			(643)
Total loans net of unearned income			$606,162			$573,100

The majority of floating rate loans have interest rate floors. Of the floating rate loans, $225.5 million were at the floor rate as of September 30, 2012. Nonaccrual loans have been excluded.

The following tables present the age analysis of past due loans at September 30, 2012 and December 31, 2011:

	September 30, 2012
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$141	$1,735	$1,876	$53,504	$55,380	$-
Farmland	120	781	901	9,742	10,643	-
1 - 4 family	2,837	5,439	8,276	80,495	88,771	376
Multifamily	742	-	742	14,753	15,495	-
Non-farm non-residential	2,023	12,641	14,664	283,805	298,469	678
Total Real Estate	5,863	20,596	26,459	442,299	468,758	1,054
Non-Real Estate:
Agricultural	-	785	785	25,496	26,281	-
Commercial and industrial	279	3,239	3,518	84,240	87,758	-
Consumer and other	117	22	139	24,306	24,445	-
Total Non-Real Estate	396	4,046	4,442	134,042	138,484	-
Total loans before unearned income	$6,259	$24,642	$30,901	$576,341	607,242	$1,054
Less: unearned income					(1,080)
Total loans net of unearned income					$606,162

	December 31, 2011
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real estate:
Construction & land development	$240	$1,520	$1,760	$76,854	$78,614	$-
Farmland	45	562	607	10,970	11,577	-
1 - 4 family	2,812	5,957	8,769	80,433	89,202	309
Multifamily	617	-	617	16,297	16,914	-
Non-farm non-residential	878	12,818	13,696	254,922	268,618	419
Total Real Estate	4,592	20,857	25,449	439,476	464,925	728
Non-Real Estate:
Agricultural	90	315	405	16,933	17,338	-
Commercial and industrial	147	1,986	2,133	65,892	68,025	-
Consumer and other	389	28	417	23,038	23,455	8
Total Non-Real Estate	626	2,329	2,955	105,863	108,818	8
Total loans before unearned income	$5,218	$23,186	$28,404	$545,339	573,743	$736
Less: unearned income					(643)
Total loans net of unearned income					$573,100

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

The following is a summary of nonaccrual loans by class at September 30, 2012 and December 31, 2011:

(in thousands)	September 30, 2012	December 31, 2011
Real Estate:
Construction & land development	$1,735	$1,520
Farmland	781	562
1 - 4 family	5,063	5,647
Multifamily	-	-
Non-farm non-residential	11,963	12,400
Total Real Estate	19,542	20,129
Non-real Estate:
Agricultural	785	315
Commercial and industrial	3,239	1,986
Consumer and other	22	20
Total Non-Real Estate	4,046	2,321
Total Nonaccrual Loans	$23,588	$22,450

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

The Company periodically reassesses its credit quality indicators and has revised its methodology in 2012 contributing to the increase in special mention credits over the previous periods. As of September 30, 2012, $29.4 million of the loans in the special mention category had a current status, $3.9 million were between 30 and 89 days past due, and $0.1 million were 90 days or greater past due.

The following table identifies the commercial and consumer credit exposure of the loan portfolio by specific credit ratings at September 30, 2012 and December 31, 2011:

	September 30, 2012					December 31, 2011
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Construction & land development	$40,169	$4,757	$10,454	$-	$55,380	$67,602	$82	$10,930	$-	$78,614
Farmland	10,099	75	469	-	10,643	11,485	-	92	-	11,577
1 - 4 family	72,510	8,425	7,836	-	88,771	80,053	1,770	7,379	-	89,202
Multifamily	8,173	-	7,322	-	15,495	9,545	-	7,369	-	16,914
Non-farm non-residential	253,285	16,712	28,472	-	298,469	235,448	372	32,798	-	268,618
Total real estate	384,236	29,969	54,553	-	468,758	404,133	2,224	58,568	-	464,925
Non-Real Estate:
Agricultural	25,800	56	425	-	26,281	17,304	-	34	-	17,338
Commercial and industrial	79,238	3,273	5,247	-	87,758	65,553	93	2,379	-	68,025
Consumer and other	24,275	104	66	-	24,445	23,345	43	67	-	23,455
Total Non-Real Estate	129,313	3,433	5,738	-	138,484	106,202	136	2,480	-	108,818
Total loans before unearned income	$513,549	$33,402	$60,291	$-	607,242	$510,335	$2,360	$61,048	$-	573,743
Less: unearned income					(1,080)					(643)
Total loans net of unearned income					$606,162					$573,100

ASC 310-30 Loans

The Company has loans that were acquired in the acquisition of  Greensburg Bancshares, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that all contractually required payments would not be collected. These loans are subject to ASC Topic 310-30. The carrying amount of those loans is included in the balance sheet amounts of loans receivable at September 30, 2012. The amounts of loans subject to ASC Topic 310-30 at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012		December 31, 2011
(in thousands)	Contractual Amount	Carrying Value	Contractual Amount	Carrying Value
Real Estate:
Construction & land development	$-	$-	$536	$301
Farmland	-	-	-	-
1 - 4 family	190	190	704	573
Multifamily	-	-	-	-
Non-farm non-residential	130	130	352	352
Total real estate	320	$320	1,592	1,226
Non-real Estate:
Agricultural	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer and other	-	-	-	-
Total Non-Real Estate	-	-	-	-
Total	$320	$320	$1,592	$1,226

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

A summary of changes in the allowance for loan losses, by portfolio type, for the nine months ended September 30, 2012 and 2011 is as follows:

	As of September 30, 2012
	Real Estate Loans:					Non-Real Estate Loans:
(in thousands)	Construction and Land Development	Farmland	1-4 Family	Multi-family	Non-farm non-residential	Agricultural	Commercial and Industrial	Consumer and other	Unallocated	Total
Allowance for Credit Losses:
Beginning balance (12/31/11)	$1,002	$65	$1,917	$780	$2,980	$125	$1,407	$314	$289	$8,879
Charge-offs	(58)	-	(1,409)	(187)	(459)	(27)	(455)	(356)	-	(2,951)
Recoveries	13	1	27	-	106	1	212	205	-	565
Provision	228	15	1,547	(162)	818	(40)	508	137	(37)	3,014
Ending Balance	$1,185	$81	$2,082	$431	$3,445	$59	$1,672	$300	$252	$9,507

	As of September 30, 2011
	Real Estate Loans:					Non-Real Estate Loans:
(in thousands)	Construction and Land Development	Farmland	1-4 Family	Multi-family	Non-farm non-residential	Agricultural	Commercial and Industrial	Consumer and other	Unallocated	Total
Allowance for Credit Losses:
Beginning balance (12/31/10)	$977	$46	$1,891	$487	$3,423	$80	$510	$390	$513	$8,317
Charge-offs	(935)	-	(1,233)	-	(3,790)	(20)	(1,596)	(486)	-	(8,060)
Recoveries	1	-	95	-	12	3	319	145	17	592
Provision	410	15	815	47	2,833	126	2,790	220	(401)	6,855
Ending Balance	$453	$61	$1,568	$534	$2,478	$189	$2,023	$269	$129	$7,704

The following is a breakdown of loans individually and collectively evaluated for impairment and the corresponding allowance by loan category at September 30, 2012 and December 31, 2011.

	September 30, 2012
	Real Estate Loans:					Non-Real Estate Loans:
(in thousands)	Construction and Land Development	Farmland	1-4 Family	Multi-family	Non-farm non-residential	Agricultural	Commercial and Industrial	Consumer and other	Unallocated	Total
Allowance individually evaluated for impairment	$512	$-	$279	$426	$1,182	$-	$20	$-	$-	$2,419
Allowance collectively evaluated for impairment	673	81	1,803	5	2,263	59	1,652	300	252	7,088
Allowance at September 30, 2012	$1,185	$81	$2,082	$431	$3,445	$59	$1,672	$300	$252	$9,507

Loans individually evaluated for impairment	$7,396	$-	$2,149	$7,322	$25,416	$-	$4,431	$-	$-	$46,714
Loans collectively evaluated for impairment	47,984	10,643	86,622	8,173	273,053	26,281	83,327	24,445	-	560,528
Loans at September 30, 2012 (before unearned income)	$55,380	$10,643	$88,771	$15,495	$298,469	$26,281	$87,758	$24,445	$-	$607,242
Unearned income										(1,080)
Total loans net of unearned income										$606,162

	December 31, 2011
	Real Estate Loans:					Non-Real Estate Loans:
(in thousands)	Construction and Land Development	Farmland	1-4 Family	Multi-family	Non-farm non-residential	Agricultural	Commercial and Industrial	Consumer and other	Unallocated	Total
Allowance individually evaluated for impairment	$139	$-	$392	$701	$1,224	$-	$-	$-	$-	$2,456
Allowance collectively evaluated for impairment	863	65	1,525	79	1,756	125	1,407	314	289	6,423
Allowance at December 31, 2011	$1,002	$65	$1,917	$780	$2,980	$125	$1,407	$314	$289	$8,879

Loans individually evaluated for impairment	$7,998	$-	$3,591	$7,369	$31,397	$-	$738	$-	$-	$51,093
Loans collectively evaluated for impairment	70,616	11,577	85,611	9,545	237,221	17,338	67,287	23,455	-	522,650
Loans at December 31, 2011 (before unearned income)	$78,614	$11,577	$89,202	$16,914	$268,618	$17,338	$68,025	$23,455	$-	$573,743
Unearned income										(643)
Total loans net of unearned income										$573,100

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

The following is a summary of impaired loans by class at September 30, 2012:

	At September 30, 2012
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real estate:
Construction & land development	$900	$949	$-	$923	$50	$26
Farmland	-	-	-	-	-	-
1 - 4 family	1,074	1,734	-	1,905	124	48
Multifamily	-	-	-	-	-	-
Non-farm non-residential	7,228	7,426	-	9,643	1,395	1,335
Total Real Estate	9,202	10,109	-	12,471	1,569	1,409
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	3,935	3,935	-	165	31	23
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	3,935	3,935	-	165	31	23
Total Impaired Loans with no related allowance	$13,137	$14,044	$-	$12,636	$1,600	$1,432

Impaired Loans with an allowance recorded:
Real estate:
Construction & land development	$6,496	$6,496	$512	$6,601	$604	$609
Farmland	-	-	-	-	-	-
1 - 4 family	1,075	1,234	279	1,161	80	77
Multifamily	7,322	7,322	426	7,367	618	627
Non-farm non-residential	18,188	20,902	1,182	20,866	1,232	1,363
Total real estate	33,081	35,954	2,399	35,995	2,534	2,676
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	496	496	20	743	19	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	496	496	20	743	19	-
Total Impaired Loans with an allowance recorded	$33,577	$36,450	$2,419	$36,738	$2,553	$2,676

Total Impaired Loans	$46,714	$50,494	$2,419	$49,374	$4,153	$4,108

The following is a summary of impaired loans by class at December 31, 2011:

	At December 31, 2011
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real estate:
Construction & land development	$937	$960	$-	$634	$91	$64
Farmland	-	-	-	-	-	-
1 - 4 family	858	1,192	-	2,388	218	32
Multifamily	-	-	-	-	-	-
Non-farm non-residential	8,710	10,708	-	11,549	824	409
Total Real Estate	10,505	12,860	-	14,571	1,133	505
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	738	1,737	-	2,986	238	102
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	738	1,737	-	2,986	238	102
Total Impaired Loans with no related allowance	$11,243	$14,597	$-	$17,557	$1,371	$607

Impaired Loans with an allowance recorded:
Real estate:
Construction & land development	$7,061	$7,061	$139	$7,243	$477	$376
Farmland	-	-	-	-	-	-
1 - 4 family	2,733	2,870	392	1,127	57	56
Multifamily	7,369	7,369	701	6,347	288	333
Non-farm non-residential	22,687	23,637	1,224	21,180	1,261	815
Total real estate	39,850	40,937	2,456	35,897	2,083	1,580
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-
Total Impaired Loans with an allowance recorded	$39,850	$40,937	$2,456	$35,897	$2,083	$1,580

Total Impaired Loans	$51,093	$55,534	$2,456	$53,454	$3,454	$2,187

Troubled Debt Restructurings

A Troubled Debt Restructuring ("TDR") is considered such if the creditor for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. The modifications to the Company's TDRs were concessions on the interest rate charged. The effect of the modifications to the Company was a reduction in interest income. These loans have an allocated reserve in the Company's reserve for loan losses. For the first nine months of 2012, there were no loans restructured in a troubled debt restructuring.

The following table identifies the Troubled Debt Restructurings as of September 30, 2012 and September 30, 2011:

Troubled Debt Restructurings	September 30, 2012				September 30, 2011
	Accruing Loans				Accruing Loans
(in thousands)	Current	30-89 Days Past Due	Nonaccrual	Total TDRs	Current	30-89 Days Past Due	Nonaccrual	Total TDRs
Real Estate:
Construction & land development	$2,601	$-	$-	$2,601	$2,602	$235	$-	$2,837
Farmland	-	-	-	-	-	-	-	-
1-4 Family	-	-	1,323	1,323	1,693	-	-	1,693
Multifamily	5,965	-	-	5,965	6,018	-	-	6,018
Non-farm non residential	6,106	679	-	6,785	6,939	-	-	6,939
Total Real Estate	14,672	679	1,323	16,674	17,252	235	-	17,487
Non-Real Estate:
Agricultural	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-	-	-
Total	$14,672	$679	$1,323	$16,674	$17,252	$235	$-	$17,487

The Company did not restructure any loans considered to be a troubled debt restructuring in the first nine months of 2012. Information about the Company's TDRs occurring in the nine month period ended September 30, 2011 is presented in the following table.

Troubled Debt Restructurings	September 30, 2012			September 30, 2011
(in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real Estate:
Construction & land development	-	$-	$-	5	$2,837	$2,837
Farmland	-	-	-	-	-	-
1-4 Family	-	-	-	1	1,693	1,693
Multifamily	-	-	-	1	6,018	6,018
Non-farm non residential	-	-	-	4	6,939	6,939
Total real estate	-	-	-	11	17,487	17,487
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-
Total	-	$-	$-	11	$17,487	$17,487

The following is a summary of the TDRs that subsequently defaulted after restructuring during the previous twelve months.

Troubled Debt Restructurings that subsequently defaulted
(in thousands)	Number of Contracts	Recorded Investment
Real Estate:
Construction & land development	-	$-
Farmland	-	-
1-4 Family	3	1,322
Multifamily	-	-
Non-farm non residential	-	-
Total real estate	3	1,322
Non-Real Estate:
Agricultural	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total Non-Real Estate	-	-
Total	3	$1,322

The following table discloses TDR activity for the nine months ended September 30, 2012.

	Real Estate Loans:					Non-Real Estate Loans:
(in thousands)	Construction and Land Development	Farmland	1-4 family	Multi-family	Non-farm non-residential	Agricultural	Commercial and Industrial	Consumer and other	Total
Beginning balance of TDRs (12/31/2011)	$2,840	$-	$1,694	$6,015	$6,998	$-	$-	$-	$17,547
New TDRs	-	-	-	-	-	-	-	-	-
Charge-offs post-modification	-	-	(619)	-	-	-	-	-	(619)
Paydowns	-	-	-	(50)	(380)	-	-	-	(430)
Construction to permanent financing	(239)	-	239	-	-	-	-	-	-
Other[1]	-	-	9	-	167	-	-	-	176
Ending balance of TDRs (9/30/2012)	$2,601	$-	$1,323	$5,965	$6,785	$-	$-	$-	$16,674
(1)Other includes additions to the balances of TDRs to account for the expenses incurred by the Company for items such as insurance and taxes in protecting the Company's interest.

Note 6. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives. Goodwill at September 30, 2012 was $2.0 million and resulted from the Homestead Bancorp acquisition in 2007.  No impairment charges have been recognized since the acquisition. Mortgage servicing rights were relatively unchanged since December 31, 2011, totaling $0.2 million at September 30, 2012. Other intangible assets recorded include core deposit intangibles, which are subject to amortization. The core deposits reflect the value of deposit relationships, including the beneficial rates, which arose from the purchase of other financial institutions and the purchase of various banking center locations from other financial institutions. At September 30, 2012 and December 31, 2011, core deposit intangibles totaled $2.3 million and $2.6 million, respectively.

Note 7. Borrowings

The Company's senior long-term debt totaled $1.3 million at September 30, 2012. Long-term debt at December 31, 2011 totaled $3.2 million. The Company pays $50,000 principal plus interest on a monthly basis. In addition to its monthly principal payments, the Company has made additional principal payments totaling $1.5 million. At September 30, 2012 the Company's long-term debt was priced at Wall Street Journal Prime plus 75 basis points (4.00%) and has a contractual maturity of April 2017. It is secured by a pledge of 13.2% (735,745 shares) of First Guaranty Bank, a wholly owned subsidiary of the Company, under a Commercial Pledge Agreement dated June 22, 2011.

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

Set forth below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at September 30, 2012 and December 31, 2011:

Contract Amount
(in thousands)	September 30, 2012	December 31, 2011
Commitments to Extend Credit	$22,634	$13,264
Unfunded Commitments under lines of credit	$76,554	$69,522
Commercial and Standby letters of credit	$6,462	$6,745

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets.  If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified Level 3 in the Company's portfolio as of September 30, 2012 includes municipal bonds and one preferred equity security.

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

Other real estate owned. Properties are recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values of other real estate owned ("OREO") at September 30, 2012 are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement or amounts commonly used in real estate transactions. Inputs include appraisal values on the properties or recent sales activity for similar assets in the property’s market, and thus OREO measured at fair value would be classified within Level 2 of the hierarchy.

Certain non-financial assets and non-financial liabilities are measured at fair value on a non-recurring basis including assets and liabilities related to reporting units measured at fair value in the testing of goodwill impairment, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	September 30, 2012	December 31, 2011
Securities available for sale measured at fair value	$619,762	$520,497
Fair Value Measurements Using:
Quoted Prices in Active Markets For Identical Assets (Level 1)	$12,000	$3,203
Significant Other Observable Inputs (Level 2)	$599,119	$509,778
Significant Unobservable Inputs (Level 3)	$8,643	$7,516

The Company's valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes the methodologies used are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value.  The change in level 3 securities available for sale from December 31, 2011 was the addition of a $2.0 million preferred security that was transferred from level 2 to level 3. This addition was partially offset by $0.9 million in municipal bond principal repayments.

Gains and losses on securities (realized and unrealized) included in earnings (or changes in net assets) for the first nine months of 2012 measured at fair value on a recurring basis are reported in noninterest income or other comprehensive income as follows:

(in thousands)	Noninterest Income	Other Comprehensive Income
Total gains included in earnings (or changes in net assets)	$3,230	$-
Impairment loss	$-	$-
Changes in unrealized gains (losses) relating to assets still held at September 30, 2012	$-	$3,367

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of September 30, 2012 and December 31, 2011, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At September 30, 2012	At December 31, 2011
Impaired loans measured at fair value	$33,577	$39,850
Fair Value Measurements Using:
Quoted Prices in Active Markets For Identical Assets (Level 1)	$-	$-
Significant Other Observable Inputs (Level 2)	$6,795	$8,113
Significant Unoberservable Inputs (Level 3)	$26,782	$31,737

Other real estate owned measured at fair value	$4,435	$5,709
Fair Value Measurements Using:
Quoted Prices in Active Markets For Identical Assets (Level 1)	$-	$-
Significant Other Observable Inputs (Level 2)	$4,435	$5,709
Significant Unoberservable Inputs (Level 3)	$-	$-

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

The Company has chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States, and as such has not included any gains or losses in earnings for the nine months ended September 30, 2012 or 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis is intended to highlight the significant factors affecting the Company's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data at September 30, 2012 and for the three and nine months that ended September 30, 2012 and 2011 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly the Company's financial position and results of operations for such periods.

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

Three and Nine months Financial Overview 2012

Financial highlights for the three and nine months of 2012 and 2011 are as follows:

●	First Guaranty Bancshares issued a ten percent stock dividend on February 24, 2012 to stockholders of record as of February 17, 2012.

●
Net income for the third quarter of 2012 and 2011 was $3.0 million and $2.2 million, respectively. Net income for the nine months ending September 30, 2012 was $9.0 million compared to $7.0 million for the nine months ended September 30, 2011.

●
Net income to common shareholders after preferred stock dividends was $2.5 million and $1.4 million for the third quarter of 2012 and 2011. Net income to common shareholders after preferred stock dividends was $7.6 million and $5.5 million for the nine months ending 2012 and 2011. The increase in net income for 2012 was the result of several factors including a higher volume of investments, decreases in incremental and absolute interest expense, and a decrease in provisions for loan losses.

●	The Company's cost of time deposits for the first nine months of 2012 decreased 0.3% to 1.8% from 2.1% for the same period in 2011.

●
Earnings per common share for the three months ended September 30, 2012 and 2011 were $0.40 and $0.22, respectively. For the nine months ended September 30, 2012 and 2011 earnings per common share were $1.20 and $0.89, respectively.

●
The net loan portfolio at September 30, 2012 totaled $596.7 million, a net increase of $32.4 million from the December 31, 2011 net loan portfolio of $564.2 million. Net loans are reduced by the allowance for loan losses which totaled $9.5 million for September 30, 2012 and $8.9 million for December 31, 2011. Total loans net of unearned income were $606.2 million for September 30, 2012 compared to $573.1 million for December 31, 2011.

●	During the first nine months of 2012 the Company's management shortened the contractual maturity of the Company's securities portfolio to reduce interest rate risk.

●
Return on average assets for the three months ending September 30, 2012 and September 30, 2011 was 0.89% and 0.67%, respectively. Return on average assets for the nine months ended September 30, 2012 and September 30, 2011 was 0.89% and 0.77%, respectively. Return on average assets is calculated by dividing annualized net income before preferred dividends by average assets.

●
Return on average common equity for the three months ending September 30, 2012 and September 30, 2011 was 10.72% and 6.40%, respectively. Return on average common shareholders’ equity for the nine months ended September 30, 2012 and September 30, 2011 was 11.07% and 9.16% respectively. Return on common shareholders’ equity is calculated by dividing net earnings applicable to common shareholders by average common shareholders’ equity.

●	Book value per common share was $15.10 as of September 30, 2012 compared to $13.81 as of September 30, 2011. Book value per share was $13.85 as of December 31, 2011. [2]

●
The Company's Board of Directors declared cash dividends of $0.16 per common share in the third quarter of 2012 and $0.15 per common share for the third quarter of 2011. Declared cash dividends for the nine months ended September 30, 2012 and 2011 were $0.48 and $0.44 per common share, respectively. [2]

●
On September 22, 2011, the Company received $39.4 million in funds under the U.S. Treasury's Small Business Lending Fund ("SBLF") program. A portion of the funds from the SBLF were used to redeem the Company's Series A Preferred Stock issued to the Treasury under the CPP. The dividend rate on the shares of the preferred stock issued in connection with the SBLF will be dependent on the Company's volume of qualified small business loans.

[2] 2011 common share amounts have been retroactively adjusted to reflect the ten percent stock dividend paid February 24, 2012 to stockholders of record as of February 17, 2012

Financial Condition

Changes in Financial Condition from December 31, 2011 to September 30, 2012

The Company completed the acquisition of Greensburg Bancshares and its wholly owned subsidiary Bank of Greensburg on July 1, 2011. This acquisition added 4 branches, $78.0 million in deposits, and $63.0 million in loans. The results of operations since the date of acquisition reflect the impact of the transaction.

General.

Total assets increased $7.4 million to $1.4 billion at September 30, 2012 and was relatively unchanged from December 31, 2011.

Investment Securities.

Investment securities at September 30, 2012 totaled $644.7 million, an increase of $11.6 million compared to $633.2 million at December 31, 2011.  The investment portfolio consisted of available for sale securities at their fair market value total of $619.8 million and held to maturity securities at an amortized cost total of $25.0 million.  At December 31, 2011 held to maturity securities, at their amortized cost, total $112.7 million. The decrease from December 31, 2011 to September 30, 2012 in the Company’s held to maturity portfolio was mainly attributable to decreases in market interest rates that prompted bond issuers to redeem the bonds prior to maturity. The Company also had bonds that were classified as held to maturity that matured in the first nine months of 2012.

The securities portfolio consisted principally of U.S. Government agency securities, corporate debt securities and municipal bonds. The securities portfolio provides the Company with a relatively stable source of income and provides a balance to credit risk when compared to other categories of assets. Management monitors the securities portfolio for both credit and interest rate risk.  The Company generally limits the purchase of corporate securities to individual issuers to manage concentration and credit risk. Corporate securities generally have a maturity of 10 years or less.  Government agency securities generally have maturities of 15 years or less. Corporate securities held at fair value totaled $181.9 million at September 30, 2012.  U.S. Government Agency securities that were held at fair value totaled $403.6 million at September 30, 2012. Agency securities that were held for maturity and carried at amortized cost totaled $25.0 million at September 30, 2012. The fair value of held to maturity agency securities was $25.2 million at September 30, 2012.

At September 30, 2012, $30.5 million or 4.7% of the securities portfolio was scheduled to mature in less than one year. Securities with contractual maturity dates over 10 years totaled $111.5 million or 17.3% of the total portfolio. The weighted average contractual maturity of the securities portfolio was 7.7 years.  The average maturity of the securities portfolio is affected by issuer call options which are influenced by market interest rates.

During 2012 the Company has substantially shortened the contractual maturity of its securities portfolio mainly through redeployment of funds from securities called during the course of 2012 into shorter term securities. This is an effort by management to reduce the inherent interest rate risk in the portfolio. The Company's securities contractually maturing in greater than ten years at December 31, 2011 totaled $279.5 million. At September 30, 2012, securities maturing in greater than ten years totaled $113.3 million, a decrease of $162.2 million from December 31, 2011. In this same time period the Company's securities contractually maturing in five through ten years increased $92.0 million, maturing in one through five years increased $68.4 million, and securities contractually maturing in less than one year increased $17.4 million while the total securities portfolio increased $11.6 million.

As of September 30, 2012, certain investment securities totaling $2.5 million, all of which were corporate debt securities, had continuous unrealized loss positions for more than 12 months with unrealized losses totaling $0.2 million. At September 30, 2012, 20 securities from 13 issuers were graded below investment grade with a total book value of $4.8 million.  Non-investment grade securities represent approximately 0.7% of the Company's total investment portfolio.  All of the Company’s non-investment grade securities referenced above were initially investment grade and have been downgraded since purchase. The non-investment grade securities are monitored by management.

Year to date 2012 and 2011 average securities as a percentage of average interest-earning assets were 50.7% and 46.2%, respectively. At September 30, 2012, the U.S. Government agency securities and municipal bonds qualified as securities pledge-able to collateralize repurchase agreements and public funds. Securities pledged totaled $440.8 million at September 30, 2012 and $428.6 million at December 31, 2011.  See Note 3 of the Notes to Consolidated Financial Statements for more information on investment securities.

Loans.

Net loans accounted for 43.8% of total assets at September 30, 2012, compared to 41.7% at December 31, 2011. As of September 30, 2012, 77.2% of our loan portfolio was secured primarily or secondarily by real estate. The largest portion of our loan portfolio, at 49.1%, is non-farm, non-residential loans secured by real estate.

The net loan portfolio at September 30, 2012 totaled $596.7 million, a net increase of $32.4 million from the December 31, 2011 net loan portfolio of $564.2 million.  Net loans are reduced by the allowance for loan losses which totaled $9.5 million for September 30, 2012 and $8.9 million for December 31, 2011. Total loans include $39.5 million in syndicated loans. Purchased syndicated loans must meet the same underwriting criteria used when originating loans.

Loan charge-offs totaled $3.0 million during the first nine months of 2012, compared to $8.1 million during the same period of 2011.  Recoveries totaled $0.6 million during the first nine months of 2012 and $0.6 million for the same period in 2011.  See Note 4 of the Notes to Consolidated Financial Statements for more information on loans and Note 5 for information on the allowance for loan losses.

The high level of charge-offs in 2011 is attributable in part to Management's decision to aggressively address non-performing assets by partial charge-offs to conservative estimates of realizable amounts. The lower level of 2012 charge-offs is indicative of the lack of further deterioration in anticipated realizable values.

The Company revised and enhanced its credit risk rating system during 2012.  The changes included increased weighting to cash flow analysis and less weighting to collateral valuation.  The methodology changes along with the identification of potential weaknesses in several credits resulted in an overall increase in special mention credits from December 31, 2011 to September 30, 2012.  The Company believes this enhanced methodology will contribute to earlier detection of problem credits and better monitoring of the loan portfolio.

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

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

(in thousands)	September 30, 2012	December 31, 2011
Non-accrual loans:
Real Estate:
Construction and land development	$1,735	$1,520
Farmland	781	562
1 - 4 family residential	5,063	5,647
Multifamily	-	-
Non-farm non-residential	11,963	12,400
Total Real Estate	$19,542	$20,129
Non-Real Estate:
Agricultural	$785	$315
Commercial and industrial	3,239	1,986
Consumer and other	22	20
Total Non-Real Estate	$4,046	$2,321
Total non-accrual loans	$23,588	$22,450

Loans 90 days and greater delinquent & accruing:
Real Estate:
Construction and land development	$-	$-
Farmland	-	-
1 - 4 family residential	376	309
Multifamily	-	-
Non-farm non-residential	678	419
Total Real Estate	$1,054	$728
Non-Real Estate:
Agricultural	$-	$-
Commercial and industrial	-	-
Consumer and other	-	8
Total Non-Real Estate	$-	$8
Total loans 90 days and greater delinquent & accruing	$1,054	$736

Total non-performing loans	$24,642	$23,186

Real Estate Owned:
Real Estate Loans:
Construction and land development	$800	$1,161
Farmland	-	-
1 - 4 family residential	1,414	1,342
Multifamily	-	-
Non-farm non-residential	2,221	3,206
Total Real Estate	$4,435	$5,709
Non-Real Estate Loans:
Agricultural	$-	$-
Commercial and industrial	-	-
Consumer and other	-	-
Total Non-Real Estate	$-	$-
Total Real Estate Owned	$4,435	$5,709

Total non-performing assets	$29,077	$28,895
		-
Restructured Loans:
In compliance with modified terms	$14,672	$17,547
Past due 30 through 89 days and still accruing	679	-
Subsequently defaulted	1,323	-
Total restructured loans	$16,674	$17,547

Nonperforming assets totaled $29.1 million or 2.1% of total assets at September 30, 2012, an increase of $0.2 million from December 31, 2011. Management has not identified additional information on any loans not already included in impaired loans or the nonperforming asset total that indicates possible credit problems that could cause doubt as to the ability of borrowers to comply with the loan repayment terms in the future.

Nonaccrual loans totaled $23.6 million as of September 30, 2012. The nonaccrual loans are concentrated in six credit relationships that total approximately $13.8 million or 58.4% of the nonaccrual balance. The nonaccrual loan total includes approximately $3.7 million in a participation loan secured by a hotel, $3.8 million secured by two motels, $1.1 million secured by a personal residence, $1.9 million secured by equipment, $2.5 million secured by real estate, equipment, and accounts receivable, and $0.9 million secured by real estate.

Nonaccrual loans increased in aggregate $1.1 million from December 31, 2011 to September 30, 2012. The increase represents $10.2 million in loans placed on nonaccrual status during the first nine months of 2012. This was partially offset by nonaccrual loans that were charged-off, foreclosed upon and the collateral was transferred to other real estate, was returned to performing status, or principal repayed totaling $9.0 million.

Other Real Estate Owned (OREO) totaled $4.4 million as of September 30, 2012 compared to $5.7 million at December 31, 2011. OREO is composed of several 1-4 family residential properties totaling $1.4 million, construction and land development lots of approximately $0.8 million, and commercial properties totaling $2.2 million. The decrease in OREO from December 31, 2011 was due to the sale of $4.2 million of other real estate in the first nine months of 2012. In addition the Company had write-downs of $1.3 million. The decreases in other real estate were partially offset by additions of $4.2 million during 2012.

Impaired loans totaled $46.7 million as of September 30, 2012.  Impaired loans with a valuation allowance totaled $33.6 million and impaired loans without a valuation allowance totaled $13.1 million.  Included in the impaired loan total were $14.7 million in restructured loans that are performing under their new terms.  For more information, see Note 5 to Consolidated Financial Statements.

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

Provisions made pursuant to these processes totaled $3.0 million in the first nine months of 2012 compared to $6.9 million for the same period in 2011. Total charge-offs were $3.0 million for first nine months of 2012 as compared to $8.1 million for the same period in 2011.  Recoveries totaled $0.6 million during the first nine months of 2012 and $0.6 million during the first nine months of 2011.

All accrued but uncollected interest related to a loan is deducted from income in the period the loan is assigned a nonaccrual status. During the period a loan is in nonaccrual status, any cash receipts are first applied to the principal balance. Once the principal balance has been fully recovered, any residual amounts are applied to expenses resulting from the collection of the payment and to the recovery of any reversed interest income and interest income that would have been due had the loan not been placed on nonaccrual status. As of September 30, 2012 and December 31, 2011 the Company had loans totaling $23.6 million and $22.5 million, respectively, on which the accrual of interest had been discontinued. The allowance for loan losses at September 30, 2012 was $9.5 million or 40.3% of nonperforming loans.  At September 30, 2012 loans classified as TDRs totaled $16.7 million. The portion of the allowance for loan losses associated with TDRs was $0.7 million or 7.7% of total reserve. See Note 4 and 5 of the Notes to Consolidated Financial Statements for more information on loans and the allowance for loan losses.

Other information relating to loans, the allowance for loan losses and other pertinent statistics follows.

(in thousands)	September 30, 2012	September 30, 2011
Loans:
Average outstanding balance	$583,046	$580,478
Balance at end of period	$606,162	$606,501

Allowance for Loan Losses:
Balance at beginning of year	$8,879	$8,317
Provision charged to expense	3,014	6,855
Loans charged-off	(2,951)	(8,060)
Recoveries	565	592
Balance at end of period	$9,507	$7,704

Deposits.

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. In this regard, management regularly assesses our funding needs, deposit pricing and interest rate outlooks. From December 31, 2011 to September 30, 2012, total deposits decreased by $1.1 million to $1.2 billion at September 30, 2012.  Noninterest-bearing demand deposits increased $24.4 million from December 31, 2011 to September 30, 2012. Interest-bearing demand deposits increased by $8.2 million when comparing September 30, 2012 to December 31, 2011. Time deposits decreased $36.3 million, or 5.2% to $656.2 million at September 30, 2012, compared to $692.5 million at December 31, 2011.

At September 30, 2012, public fund deposits totaled $433.2 million.  The Company has developed a program for the development and management of public fund deposits.  Since 2007, the Company has maintained public fund deposits in excess of $175.0 million.  These deposits are with local government entities such as school districts, hospital districts, sheriff departments and other municipalities.  Several of these accounts are under contracts with terms up to three years.  Public funds deposit accounts are collateralized by FHLB letters of credit, U.S. Government securities, and by eligible U.S. Government agency securities such as those issued by the FHLB, FFCB, FNMA, and FHLMC.  Management believes that public funds provide a low cost and stable source of funding for the Company.

As of September 30, 2012, the aggregate amount of outstanding time deposits in amounts greater than or equal to $100,000 was approximately $429.8 million.  At September 30, 2012, $280.0 million or 42.7% of the Company's time deposits had a remaining term greater than one year.

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

The following table sets forth the distribution of our total deposit accounts, by account type, for the periods indicated.

			Increase/(Decrease)
(in thousands except for %)	September 30, 2012	December 31, 2011	Amount	Percent
Noninterest-bearing demand	$192,282	$167,925	$24,357	14.5%
Interest-bearing demand	297,579	289,408	8,171	2.8%
Savings	60,135	57,452	2,683	4.7%
Time	656,174	692,517	(36,343)	-5.2%
Total deposits	$1,206,170	$1,207,302	$(1,132)	-0.1%

The following table sets forth the distribution of our time deposit accounts.

(in thousands)	September 30, 2012
Time deposits of less than $100,000	$226,348
Time deposits of $100,000 through $250,000	158,445
Time deposits of more than $250,000	271,381
Total Time Deposits	$656,174

The following table sets forth public funds as a percent of total deposits.

(in thousands except for %)	September 30, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Total Public Funds	$433,167	$431,905	$356,153	$268,474	$225,766
Total Deposits	$1,206,170	$1,207,302	$1,007,383	$799,746	$780,382
Total Public Funds as a percent of Total Deposits	35.9%	35.8%	35.4%	33.6%	28.9%

Borrowings.

The Company maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. At September 30, 2012, short-term borrowings totaled $11.8 million compared to $12.2 million at December 31, 2011, and consisted of repurchase agreements and federal funds purchased. Overnight repurchase agreement balances are monitored daily for sufficient collateralization. The Company had long-term borrowings totaling $1.3 million as of September 30, 2012 and $3.2 million at December 31, 2011. The Company pays $50,000 principal per month on its long-term debt that is priced at WSJ prime plus 75 basis points (4.0%). In addition to the $0.5 million in monthly principal payments for the first nine months of 2012, the Company also made principal reductions totaling $1.5 million. The accelerated repayment of the Company’s long-term debt is a strategy by Management to reduce interest costs while yields on securities remain low.

The average amount of total short-term borrowings for the first nine months of 2012 and 2011 totaled $15.1 million. At September 30, 2012, the Company had $50.0 million in Federal Home Loan Bank letters of credit outstanding obtained solely for collateralizing public deposits.

The Company also maintains a $2.5 million revolving line of credit.  There was no balance on this credit facility at September 30, 2012 or December 31, 2011.  This credit facility and the $1.3 million in long-term debt are secured by a portion of the Company's ownership in its subsidiary First Guaranty Bank.

Equity.

Stockholders’ equity provides a source of permanent funding, allows for future growth and the ability to absorb unforeseen adverse developments. Of total stockholders' equity, $39.4 million is in the form of preferred stock Series C. The Company is a participant in the United States Treasury's Small Business Lending Fund and the preferred stock series C was issued pursuant to participation. Total equity increased to $134.5 million as of September 30, 2012 from $126.6 million at December 31, 2011. The increase in stockholders' equity was the result of the increase in retained earnings totaling $4.5 million and an increase in accumulated other comprehensive income totaling $3.4 million. The increase in retained earnings was attributable to year to date earnings of $9.0 million which was partially offset by dividends paid to common shareholders totaling $3.0 million and dividends paid on preferred stock totaling $1.5 million. The increase in accumulated other comprehensive income was solely from increases in unrealized gains on available for sale securities. Stockholders’ equity was slightly decreased by the purchase of 2,895 shares of the Company’s common stock totaling $54,000.

Results of Operations for the Three Months and Nine Months Ended September 30, 2012 and 2011

Net Income.

Net income for the quarter ended September 30, 2012 was $3.0 million, an increase of $0.9 million from $2.2 million for the quarter ended September 30, 2011. Net income for the nine months ended September 30, 2012 was $9.0 million, an increase of $2.1 million or 30.1% from $7.0 million for the nine months ended September 30, 2011. For the quarter ended September 30, 2012, the Company had net income available to common shareholders of $2.5 million, an increase of $1.1 million from $1.4 million for the same quarter in 2011. Net income available to common shareholders for the nine months ended September 30, 2012 was $7.6 million, an increase of $2.0 million from $5.5 million for the same period in 2011. The increase in income can be attributed to decreased provisions to the allowance for loan losses when compared year over year as well as decreased interest expense. Net gains on securities for the third quarter of 2012 and 2011 were $1.7 million and $0.9 million, respectively. Net gains on securities for the first nine months of 2012 and 2011 were $3.2 million and $3.1 million. Earnings per common share for the third quarter ended September 30, 2012 was $0.40 per common share, an increase of 81.8% or $0.18 per common share from $0.22 per common share for the third quarter ended September 30, 2011. Earnings per common share for the nine months ended September 30, 2012 was $1.20 per common share, an increase of 34.8% or $0.31 per common share from $0.89 per common share for the nine months ended September 30, 2011.

Net Interest Income.

Net interest income is the largest component of our earnings, and is calculated by subtracting the cost of interest-bearing liabilities from the income earned on interest-earning assets. This represents the earnings from our primary business of gathering deposits, and making loans and investments. Our long-term objective is to manage net interest income to provide the largest possible amount of income, while balancing interest rate risk, credit risk, and liquidity risk.

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

Net interest income in the third quarter of 2012 was $9.9 million, when compared to the same period in 2011 of $10.1 million. Net interest income for the first nine months of 2012 and 2011 was $31.6 million and $29.1 million, respectively. Loans represent the largest portion of the Company's interest-earning assets, and at September 30, 2012, 52.1% of our total loans were floating rate loans which are primarily tied to the prime lending rate. After the prime rate dropped 400 basis points in 2008, management began adding interest rate floors to floating rate loans. The interest rate floors helped stabilize the Company's net interest income. The Company has also improved it net interest income in 2012 by increasing its investment portfolio. The cost of our interest-bearing liabilities reflects a lower cost of funds paid on interest-bearing liabilities. As of September 30, 2012, time deposits represented 54.4% of total deposits, which is a decrease from 57.4% of total deposits at December 31, 2011.

The average yield on interest-earning assets decreased from 4.64% for the nine months ended September 30, 2011 to 4.26%  for the nine months ended September 30, 2012. The interest-bearing liabilities average yield decreased to 1.28% for the nine months ended September 30, 2012, compared to 1.60% for the same period in 2011. The net yield on interest-earning assets was 2.98% for the nine months ended September 30, 2012, compared to 3.04% for the same period in 2011.

The net interest income yield shown below in the average balance sheet is calculated by dividing net interest income by average interest-earning assets outstanding for 2012 and is a measure of the efficiency of the earnings from balance sheet activities. It is affected by changes in the difference between interest on interest-earning assets and interest-bearing liabilities and the percentage of interest-earning assets funded by interest-bearing liabilities.

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

	September 30, 2012			September 30, 2011
(in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-earning deposits with banks [3]	$29,887	$56	0.25%	$28,563	$35	0.16%
Securities (including FHLB stock)	666,707	15,110	3.02%	539,272	14,504	3.60%
Federal funds sold	25,263	10	0.05%	18,235	14	0.10%
Loans, net of unearned income	583,046	26,538	6.06%	580,478	25,938	5.97%
Total interest-earning assets	1,304,903	41,714	4.26%	1,166,548	40,491	4.64%

Noninterest-earning assets:
Cash and due from banks	10,442			9,602
Premises and equipment, net	19,827			17,229
Other assets	22,342			10,695
Total Assets	1,357,514			1,204,074

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Demand deposits	305,547	1,050	0.46%	209,279	644	0.41%
Savings deposits	58,806	40	0.09%	51,535	37	0.10%
Time deposits	667,103	8,905	1.78%	675,915	10,637	2.10%
Borrowings	17,406	98	0.74%	13,304	50	0.50%
Total interest-bearing liabilities	1,048,862	10,093	1.28%	950,033	11,368	1.60%

Noninterest-bearing liabilities:
Demand deposits	171,854			145,548
Other	6,027			6,234
Total Liabilities	1,226,743			1,101,815

Stockholders' equity	130,771			102,259
Total Liabilities and Stockholders'	1,357,514			1,204,074
Net interest income		$31,621			$29,123

Net interest rate spread [4]			2.98%			3.04%
Net interest-earning assets [5]	$256,041			$216,515
Net interest margin [6]			3.23%			3.34%

Average interest-earning assets to interest-bearing liabilities			124.41%			122.79%

[3]	Interest-earning deposits with banks include interest earning portion of reserves kept with the Federal Reserve Bank that are classified on the balance sheet as "cash and due from banks". The reserves are not classified as interest-earning demand deposits on the balance sheet because interest is only paid on amounts in excess of minimum reserve requirements.
[4]	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
[5]	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
[6]	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses.

The provision for loan losses was $0.9 million and $3.5 million for the third quarter of 2012 and 2011, respectively. For the nine months ending September 30, 2012, the provision for loan loss was $3.0 million, a decrease from $6.9 million for the first nine months of 2011. The lower provision in 2012 was based on the current condition of the loan portfolio as well as other quantitative and qualitative factors considered by the Company's management team. Of the loan charge-offs for the year to date 2012, approximately $2.1 million were loans secured by real estate and $0.8 million were loans secured by non-real estate. The allowance for loan losses at September 30, 2012 was $9.5 million, compared to $8.9 million at December 31, 2011, and was 1.57% and 1.55% of total loans, at the respective dates. Management believes that the current allowance will cover losses that may currently exist in the loan portfolio given certain qualitative information (i.e. economic conditions, expected charge-offs, and nonperforming assets).
Noninterest Income.

For the quarter ending September 30, 2012 and 2011, noninterest income totaled $3.3 million and $4.0 million, respectively. Noninterest income totaled $8.0 million for the nine months ended September 30, 2012, a decrease of $0.9 million when compared to $8.9 million for the nine months ended September 30, 2011. The noninterest income for the quarter and nine months ended September 30, 2011 included a gain on acquisition of $1.4 million. Service charges, commissions and fees totaled $1.2 million for the third quarter ended September 30, 2012 and 2011. Service charges, commissions and fees totaled $3.6 million for the nine months ended September 30, 2012 and $3.4 million for the same period of 2011. Net securities gains were $1.7 million for the third quarter of 2012 compared to $0.9 million in 2011. Net securities gains were $3.2 million for the first nine months of 2012 compared to $3.1 million in 2011. Net losses on the sale of loans were $47,000 for the nine months ended September 30, 2012 and net gains on the sale of loans were $0.1 million for the same period in 2011. Other noninterest income remained relatively unchanged at $0.4 million for the third quarter ending September 30, 2012 and 2011. The Company’s other noninterest income increased by $0.2 million to $1.2 million in the first nine months of 2012 from $1.1 million for the same period in 2011.

Noninterest Expense.

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense, net cost from other real estate and repossessions, regulatory assessments and other types of expenses. Noninterest expense totaled $7.8 million in the third quarter of 2012 and $7.9 million in 2011. Noninterest expense increased to $22.9 million for the first nine months of 2012 from $21.2 million for the first nine months of 2011. Salaries and benefits totaled $3.4 million for the third quarter of 2012 and 2011. Salaries and benefits totaled $10.1 million for the first nine months of 2012 compared to $9.4 million for the same period in 2011. Occupancy and equipment expense totaled $1.0 million for the third quarter of 2012 and $0.9 million for the same period in 2011. Occupancy and equipment expense totaled $2.8 million for the first nine months of 2012 and $2.6 million for the same period in 2011. Net costs from other real estate and repossession includes expenses to maintain properties (taxes, legal fees, and insurance) as well as write-downs of the carrying value of the Company's other real estate owned. The increase in net costs from other real estate and repossession is largely attributable to write-downs of $1.3 million for the first nine months of 2012 compared to $0.3 million for the same period in 2011. Other noninterest expense totaled $3.5 million in the third quarter of 2012 and 2011. Other noninterest expense increased by $0.7 million to $10.0 million for the nine months ended September 30, 2012 from $9.3 million for the nine months ended September 30, 2011.

The following is a summary of the significant components of other noninterest expense:

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Other noninterest expense:
Legal and professional fees	$1,527	$1,691	$438	$730
Data processing	2,086	1,803	721	684
Marketing and public relations	657	746	237	217
Taxes - sales, capital, and franchise	541	403	182	17
Operating supplies	425	735	150	170
Travel and lodging	409	345	118	151
Net costs from other real estate and repossessions	1,838	520	739	324
Regulatory assessment	792	1,361	295	413
Other	1,720	1,659	574	827
Total other expense	$9,995	$9,263	$3,454	$3,533

Income Taxes.

The provision for income taxes was $1.5 million and $0.5 million for the quarters ending September 30, 2012 and 2011. The provision for the nine months ended September 30, 2012 and 2011 was $4.6 million and $3.1 million, respectively. The higher provision for income taxes for 2012 was a result of higher income for 2012 when compared to 2011 as well as the non-taxable nature of the Gain on Acquisition in 2011.

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

We monitor interest rate risk using an interest sensitivity analysis set forth on the following table. This analysis, which we prepare monthly, reflects the maturity and repricing characteristics of assets and liabilities over various time periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at September 30, 2012 shown below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

	September 30, 2012
	Interest Sensitivity Within
(in thousands)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$72,378	$117,461	$189,839	$416,403	$606,242
Securities (including FHLB stock)	30,483	72,772	103,255	542,626	645,881
Federal Funds Sold	4,931	-	4,931	-	4,931
Other earning assets	20	-	20	747	767
Total earning assets	$107,812	$190,233	$298,045	$959,776	$1,257,821

Source of Funds:
Interest-bearing accounts:
Demand deposits	$148,790	$-	$148,790	$148,789	$297,579
Savings deposits	15,034	-	15,034	45,101	60,135
Time deposits	154,390	221,770	376,160	280,014	656,174
Short-term borrowings	11,774	-	11,774	-	11,774
Long-term borrowings	-	-	-	1,250	1,250
Noninterest-bearing, net	-	-	-	230,909	230,909
Total source of funds	$329,988	$221,770	$551,758	$706,063	$1,257,821

Period gap	$(222,176)	$(31,537)	$(253,713)	$253,713
Cumulative gap	$(222,176)	$(253,713)	$(253,713)	$-

Cumulative gap as a percent of earning assets	-17.66%	-20.17%	-20.17%

Liquidity and Capital Resources

On September 22, 2011, the Company received $39.4 million in funds from the U.S. Treasury's Small Business Lending Fund ("SBLF") program. $21.1 million of the funds from the SBLF program were used to refinance the Company's Series A and B Preferred Stock issued to the Treasury under the Capital Purchase Program. The dividend rate on the shares of the preferred stock issued in connection with the SBLF is dependent on the Company's volume of qualified small business loans. In the third quarter of 2012 the Company’s estimated growth in its qualified loans exceeded ten percent of its base line qualified loan portfolio. This increase should reduce the Company’s rate on its preferred equity from 5.00% on the total $39.4 million to 1.00% on the amount equal to the growth in qualified loans and 5.00% on the residual. Pursuant to the agreement with the Treasury, this rate reduction is anticipated to be recognized in the first quarter of 2013.

Liquidity.

Liquidity refers to the ability or flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available to meet customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. Liquid assets include cash and due from banks, interest-earning demand deposits with banks, interest-earning time deposits, federal funds sold and unpledged available-for-sale investment securities. These assets represent 60.5% and 63.5% of the unpledged liquidity base at September 30, 2012 and December 31, 2011, respectively. The residual liquidity base is comprised of available lines of credit that are discussed in further detail below.

Loans maturing within one year or less at September 30, 2012 totaled $173.3 million.  At September 30, 2012, time deposits maturing within one year or less totaled $376.1 million.

The Company maintained a net borrowing capacity at the Federal Home Loan Bank totaling $125.8 million and $125.5 million at September 30, 2012 and December 31, 2011, respectively. The Company also maintain federal funds lines of credit at three correspondent banks with borrowing capacity of $55.5 million and a revolving line of credit for $2.5 million as of September 30, 2012. The Company did not have an outstanding balance on these lines of credit as of September 30, 2012. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources.

The Company's capital position is reflected in stockholders’ equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total equity increased to $134.5 million as of September 30, 2012 from $126.6 million at December 31, 2011. The increase in stockholders' equity was the result of the increase in retained earnings totaling $4.5 million and an increase in accumulated other comprehensive income totaling $3.4 million. The increase in retained earnings was attributable to year to date earnings of $9.0 million which was partially offset by dividends paid to common shareholders totaling $3.0 million and dividends paid on preferred stock totaling $1.5 million. The increase in accumulated other comprehensive income was solely from increases in unrealized gains on available for sale securities. Stockholders’ equity was slightly decreased by the purchase of 2,895 shares of the Company’s common stock totaling $54,000.

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

	As of September 30, 2012
	"Well Capitalized Minimums"	Actual
Tier 1 Leverage Ratio
Consolidated	5.00%	9.15%
Bank	5.00%	9.14%

Tier 1 Risk-based Capital Ratio
Consolidated	6.00%	14.16%
Bank	6.00%	14.14%

Total Risk-based Capital Ratio
Consolidated	10.00%	15.26%
Bank	10.00%	15.24%

At September 30, 2012, the Company and its subsidiary satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.

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

Exhibit
Number	Exhibit

14.3	Code of Ethics for Senior Financial Officers

14.4	Code of conduct and Ethics for Employees, Officers, and Directors

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST GUARANTY BANCSHARES, INC.

Date: November 13, 2012	By: /s/ Alton B. Lewis
Alton B. Lewis
Principal Executive Officer

Date: November 13, 2012	By: /s/ Eric J. Dosch
Eric J. Dosch
Principal Financial Officer
Secretary and Treasurer