Form 10-K
period 2012-12-31
First Guaranty Bancshares, Inc.
filed 2013-03-27
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
YES ☐        NO ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2012 was $61,378,529 based upon the price from the last trade of $18.59. The common stock is not quoted or traded on an exchange and there is no established or liquid market for the common stock.

As of March 25, 2013, there were issued 6,294,227 and outstanding 6,291,332 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)  Proxy Statement for the 2013 Annual Meeting of Stockholders of the Registrant (Part III).

PART 1

Item 1 – Business

Background

First Guaranty Bancshares, Inc. (the “Company”) is a bank holding company headquartered in Hammond, Louisiana with one wholly owned subsidiary, First Guaranty Bank (the “Bank”). At December 31, 2012, the Company had consolidated assets of $1.4 billion with $134.2 million in consolidated stockholders’ equity. The Company’s executive office is located at 400 East Thomas Street, Hammond, Louisiana 70401. The telephone number is (985) 345-7685. The Company is subject to extensive regulation by the Board of Governors of the Federal Reserve System (“FRB”).

First Guaranty Bank is a Louisiana state chartered commercial bank with 21 banking facilities including one drive-up only facility located in Southeast, Southwest and North Louisiana. The Bank was organized under Louisiana law in 1934 and changed its name to First Guaranty Bank in 1971. Deposits are insured up to the maximum legal limits by the FDIC. The Bank is not a member of the Federal Reserve System. As of December 31, 2012, the Bank was the sixth largest Louisiana-based bank and the fourth largest Louisiana-based bank not headquartered in New Orleans, as measured by total assets.

Business Objective

The Company’s business objective is to provide value to customers by delivering products and services matched to customer needs. We emphasize personal relationships and localized decision making. The Board of Directors and senior Management have extensive experience and contacts in our marketplace and are an important source of new business opportunities.  The Company’s business plan emphasizes both growth and profitability.  In the past ten years First Guaranty has grown from $435.0 million at December 31, 2002 to $1.4 billion as of December 31, 2012.

Market Areas

Our focus is on the communities of metropolitan markets, small cities and rural areas in Southeast, Southwest and North Louisiana. In Southeast Louisiana, eight branches are located in Tangipahoa Parish in the towns of Amite, Hammond (2), Independence, Kentwood (2) and Ponchatoula (2). Three branches are located in Livingston Parish, with a branch in Denham Springs, Walker and Watson. In Southwest Louisiana, we have branches in Abbeville and Jennings which are located in Vermillion Parish and Jefferson Davis Parish, respectively. The Company also has two branches in St. Helena Parish, one in Greensburg and the other in Montpelier. The remaining six branches are located in North Louisiana, in Haynesville and Homer, which are both in Claiborne Parish; in Oil City and Vivian, both in Caddo Parish; in Dubach which is in Lincoln Parish and Benton, in Bossier Parish.

Our Southeast Louisiana market is strategically located near the intersection of Interstates 12 and 55, which places it at a crossroads of commercial activity for the Southeastern United States. The urban centers of New Orleans and Baton Rouge are approximately 45 miles and 60 miles, respectively, from Hammond, where the Company’s executive office is located. Hammond is home to one of the largest medical centers in the state and Southeastern Louisiana University.

Our Southwest Louisiana market benefits from a diverse economy which includes casino gaming, tourism, oil field and oil field services activity, and agriculture including rice, sugarcane and crawfish.  Timber cultivation and its related industries, including milling and logging, are key commercial activities in the North Louisiana market. It is also an agrarian center in which corn, cotton and soybeans are the primary crops. The poultry industry, including independent poultry grower farms that contract with national poultry processing companies, is also very important to the local economy.

Banking Products and Services

The Company offers personalized commercial banking services to businesses, professionals and individuals. We offer a variety of deposit products including personal and business checking and savings accounts, time deposits, money market accounts and negotiable order of withdrawal (“NOW”) accounts. Other services provided include personal and commercial credit cards, remote deposit capture, safe deposit boxes, official checks, traveler's checks, internet banking, online bill pay, mobile banking and lockbox services. Also offered is 24-hour banking through internet banking, voice response and automated teller machines (“ATM”). Although full trust powers have been granted, we do not actively operate or have any present intention to activate a trust department.

Loans

The Bank is engaged in a number of lending activities to serve the credit needs of its customer base including commercial loans, commercial real estate loans, real estate construction loans, residential mortgage loans, agricultural loans, home equity lines of credit, equipment loans, inventory financing and student loans. In addition, the Bank provides consumer loans for a variety of reasons such as the purchase of automobiles, recreational vehicles or boats, investments or other consumer needs. The Bank issues Visa credit cards and provides merchant processing services to commercial customers. The loan portfolio is divided, for regulatory purposes, into four broad classifications: (i) real estate loans, which include all loans secured in whole or part by real estate; (ii) agricultural loans, comprised of all farm loans; (iii) commercial and industrial loans, which include all commercial and industrial loans that are not secured by real estate; and (iv) consumer loans.

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

Financial institutions have been forced to diversify their services, increase fees on loans and deposits and become more cost effective, as a result of competition with one another and with new types of financial services companies, including non-banking competitors. Some of the results of these market dynamics in the financial services industry have been a number of new bank and non-bank competitors, increased merger activity, and increased customer awareness of product and service differences among competitors. These factors could affect business prospects.

Employees

At December 31, 2012, the Company employed 274 full-time equivalent employees.  None of our employees are represented by a collective bargaining group. The Company has a good relationship with its employees.

Data Processing

Since November 2001, customer information has been housed on equipment owned by Financial Institution Service Corporation (FISC). FISC is a cooperative jointly owned by a number of Louisiana and Mississippi state banks that are currently serviced by FISC. The 2012 annual cost of this service was $0.8 million. The current arrangements are adequate and are expected to be able to accommodate our needs for the foreseeable future.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”).

The Dodd-Frank Act made extensive changes in the regulation of depository institutions.  For example, the Dodd-Frank Act creates a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board.  The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function previously assigned to prudential regulators, and has the authority to impose new requirements.  Institutions of less than $10 billion in assets, such as First Guaranty Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of, their federal prudential regulator rather than the Consumer Financial Protection Bureau.

In addition to creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, directs changes in the way that institutions are assessed for deposit insurance, requires more stringent consolidated capital requirements for bank holding companies, requires originators of securitized loans to retain a percentage of the risk for the transferred loans, establishes regulatory rate-setting for certain debit card interchange fees, repeals restrictions on the payment of interest on commercial demand deposits, contains a number of reforms related to mortgage originations and requires public companies to give stockholders a non-binding vote on executive compensation and golden parachutes.  Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations.  Their impact on operations cannot yet be fully assessed.  However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense for First Guaranty Bank.

The rules effecting debit card interchange fees under the Durbin Amendment, which became effective on October 1, 2011, has negatively impacted our electronic banking income.

The Durbin Amendment required the Federal Reserve to establish a cap on the rate merchants pay banks for electronic clearing of debit transactions (i.e. the interchange rate). The Federal Reserve issued final rules, effective October 1, 2011, for establishing standards, including a cap, for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. The final rule established standards for assessing whether debit card interchange fees received by debit card issuers were reasonable and proportional to the costs incurred by issuers for electronic debit transactions. Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction, a 1 cent fraud prevention adjustment, and 5 basis points multiplied by the value of the transaction.

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

Insurance of Deposit Accounts.

First Guaranty Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in First Guaranty Bank are insured by the FDIC for each separately insured depositor up to $250,000.

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

In addition, the Dodd-Frank Act required the FDIC to revise its risk-based assessment schedule and procedures to base the assessment on each institution’s average total assets less tangible capital, rather than deposits. The FDIC has implemented that directive effective April 1, 2011. In so doing, the FDIC revised is assessment schedule so that it now ranges from 2.5 basis points for the institutions perceived as less risky to 45 basis points for those perceived as the riskiest.

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2012, the annualized FICO assessment was 0.016% of the Company's average assets less average equity.

Other Regulations.

Interest and other charges collected or contracted are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to federal laws applicable to credit transactions, such as:

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

The Company is a participant in the U.S. Treasury’s Small Business Lending Fund. The Company is permitted to pay dividends on its common stock, provided that: (i) the Company’s Tier 1 capital would be at least 90% of the amount of Tier 1 capital existing immediately after receipt of SBLF funds; and (ii) the SBLF dividends have been declared and paid to Treasury as of the most recent applicable dividend period. The Company has met each SBLF dividend obligation in a timely manner since receipt of SBLF funds. After two years, the 90% limitation will decrease by 10% for every 1% increase in qualified small business lending. See Note 13 of the Consolidated Financial Statements for disclosure on the Company’s SBLF Preferred Stock Series C and Note 16 for further information on dividend restrictions.

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

Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, banking regulators must appoint a receiver or conservator for an institution that is “critically undercapitalized.” The federal banking agencies have specified by regulation the relevant capital level for each category. An institution that is categorized as “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized” is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an “undercapitalized” subsidiary’s assets at the time it became “undercapitalized” or the amount required to meet regulatory capital requirements. An “undercapitalized” institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with regulatory approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital. See Note 15 of the Consolidated Financial Statements for information on the Company's capital ratios.

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

Brokered Deposits and Pass-Through Insurance

An FDIC-insured depository institution cannot accept rollover, or renew brokered deposits, unless it is well capitalized or adequately capitalized and receives a waiver from the FDIC. A depository institution that cannot receive brokered deposits also cannot offer “pass-through” insurance on certain employee benefit accounts. Whether or not it has obtained such a waiver, an adequately capitalized depository institution may not pay an interest rate on any deposits in excess of 0.75% over certain prevailing market rates specified by regulation. As of December 31, 2012, the Bank had $10.9 million in brokered deposits through the Certificate of Deposit Account Registry Service (CDARS) and brokered money market demand accounts totaling $5.0 million.

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

Check 21

The Check 21 Act facilitates check truncation and electronic check exchange by authorizing a new negotiable instrument called a “substitute check”. The Act provides that a properly prepared substitute check is the legal equivalent of the original check for all purposes. This law supersedes contradictory state laws (i.e., state laws that allow customers to demand the return of original checks).  Although the Check 21 Act does not require any bank to create substitute checks or to accept checks electronically, it does require banks to accept a legally equivalent substitute check in place of an original check after the Check 21 Act’s effective date of October 28, 2004.

Sarbanes-Oxley Act

The Company is also subject to the Sarbanes-Oxley Act of 2002, which has imposed corporate governance and accounting oversight restrictions and responsibilities on the board of directors, executive officers and independent auditors. The law has increased the time spent discharging responsibilities and costs for audit services. Beginning in 2007, Management was required to report on the effectiveness of internal controls and procedures. The Company is a smaller reporting company and is not required to get an attestation report from our external auditor on the effectiveness of our internal controls over financial reporting until our public float exceeds $75 million. However, the Company is required to get an attestation report from our auditors for the Federal Deposit Insurance Corporation Improvement Act (FDICIA), due to the Company's asset size.

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

The Company redeemed the Preferred Series A and B shares with a portion of the $39.4 million of proceeds received in exchange for issuing 39,435 Preferred Series C shares to the U.S. Treasury as a participant in the Small Business Lending Fund program. The Preferred Series C shares will receive quarterly dividends and the initial dividend rate will be 5.00%. The rate can fluctuate between 1.00% and 5.00% during the first eight quarters and is dependent on the growth in qualified small business loans each quarter. If lending to qualified small businesses has not increased at the end of the eighth quarter, post funding, the dividend rate will increase to 7.00% in the tenth quarter. The dividend rate after 4.5 years will increase to 9.00% if the Preferred Series C shares have not been redeemed by that time. The dividend rate at December 31, 2012 was 5.00%.

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

Under the transaction account guarantee component of the TLGP, all non-interest bearing transaction accounts maintained at First Guaranty Bank were insured in full by the FDIC until June 30, 2010, later extended to December 31, 2010, regardless of the standard maximum deposit insurance amounts. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 was assessed on a quarterly basis to insured depository institutions participating in this component of the TLGP. The Company chose to participate in this component of the TLGP. The Dodd-Frank Act extended unlimited coverage for certain non-interest bearing transaction accounts through December 31, 2012. The cost associated with that coverage was part of the usual FDIC assessment.

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

Risks Associated with our Business

Our Participation in the Small Business Lending Program May Result in Higher Cost of Capital Expenses and/or Additional Government Restrictions on Our Operations.

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

The Series C Preferred Stock is entitled to receive non-cumulative dividends payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, which is calculated on the aggregate Liquidation Amount, was initially set at 5.0% per annum based upon the current level of “Qualified Small Business Lending”, or “QSBL” by the Company’s wholly owned subsidiary First Guaranty Bank (the “Bank”). The dividend rate for future dividend periods will be set based upon the “Percentage Change in QSBL” (as defined in the Articles of Amendment) between each dividend period and the “Baseline” QSBL level. Such dividend rate may vary from 1% per annum to 5% per annum for the second through tenth dividend periods, from 1% per annum to 7% per annum for the eleventh through the first half of the nineteenth dividend periods. If the Series C Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%. Prior to that time, in general, the dividend rate decreases as the level of the Bank’s QSBL increases. The Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series C Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series C Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities.

In the event we maintain our SBLF funds, our cost of capital may increase significantly which would adversely affect our net income available to common shareholders. Moreover, so long as we continue to participate in SBLF the possibility exists for the U.S. Government to impose additional regulatory requirements on SBLF participants which may increase our costs of operations.

We may be vulnerable to certain sectors of the economy.
A portion of our loan portfolio is secured by real estate. If the economy deteriorated and depressed real estate values beyond a certain point, that collateral value of the portfolio and the revenue stream from those loans could come under stress and possibly require additional provision to the allowance for loan losses. Our ability to dispose of foreclosed real estate at prices above the respective carrying values could also have an adverse effect on our operations.

Difficult market conditions have adversely affected the industry in which we operate.

The capital and credit markets have been experiencing volatility and disruption for over four years. Declines in the housing market over the past several years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counter-parties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institution industry. In particular, we may face the following risks in connection with these events:

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

Since December 31, 2006, assets have increased 97.0%, loan balances (net of unearned income) have increased 24.0%, securities have increased 317.6%, and deposits have increased 100.0%. Continued growth depends, in part, upon the ability to expand market presence, to successfully attract core deposits, and to identify attractive commercial lending opportunities. Management cannot be certain as to its ability to manage increased levels of assets and liabilities. We may be required to make additional investments in equipment and personnel to manage higher asset levels and loan balances, which may adversely impact our efficiency ratio, earnings and shareholder returns. In addition, franchise growth may increase through acquisitions and de novo branching. The ability to successfully integrate such acquisitions into our consolidated operations will have a direct impact on our financial condition and results of operations.

Our loan portfolio consists of a high percentage of loans secured by non-farm non-residential real estate. These loans are riskier than loans secured by one- to four-family properties.

At December 31, 2012, $312.7 million, or 49.6% of the loan portfolio consisted of non-farm non-residential real estate loans (primarily loans secured by commercial real estate such as office buildings, hotels and gaming facilities). These loans generally expose a lender to greater risk of nonpayment and loss than 1-4 family residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to 1-4 family residential loans. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a 1-4 residential mortgage loan.

Emphasis on the origination of short-term loans could expose us to increased lending risks.

At December 31, 2012, $519.9 million, or 82.4% of our loan portfolio (including nonaccruals) consisted of loans that mature within five years. These loans typically provide for payments based on a ten to twenty-year amortization schedule. This results in our borrowers having significantly higher final payments due at maturity, known as a “balloon payment”. In the event our borrowers are unable to make their balloon payments when they are due, we may incur significant losses in our loan portfolio. Moreover, while the shorter maturities of our loan portfolio help us to manage our interest rate risk, they also increase the reinvestment risk associated with new loan originations. To mitigate this risk, we generally will originate loans to existing customers. There can be no assurance that during an economic slow-down we might not incur significant losses as our loan portfolio matures.

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

All current prohibitions on the payment of interest on demand deposits were repealed as part of the Dodd-Frank Act, effective one year after the date of enactment. As a result, beginning on July 21, 2011, financial institutions were permitted to offer interest on demand deposits. If competitive conditions result in First Guaranty offering interest on demand deposits our cost of deposits and interest expense may increase.

Hurricane Activity in Louisiana can have an adverse impact on our market area.

Our market area in Southeast Louisiana is close to New Orleans and the Gulf of Mexico, an area which is susceptible to hurricanes and tropical storms. Hurricane Katrina hit the greater New Orleans area in August 2005. The hurricane caused widespread property damage, required the relocation of an unprecedented number of residents and business operations, and severely disrupted normal economic activity in the impacted areas. The hurricane affected our loan originations and impacted our deposit base. While Hurricane Katrina did not affect our operations as adversely as other areas of Southeast Louisiana, future hurricane activity may have a severe and adverse affect on our operations. More generally, our ability to compete effectively with financial institutions whose operations are not concentrated in areas affected by hurricanes or whose resources are greater than ours will depend primarily on our ability to continue normal business operations following a hurricane. The severity and duration of the effects of hurricanes will depend on a variety of factors that are beyond our control, including the amount and timing of government, private and philanthropic investments including deposits in the region, the pace of rebuilding and economic recovery in the region and the extent to which a hurricane’s property damage is covered by insurance. As a result, significant uncertainty remains regarding the impact a hurricane may have on our business, financial condition and results of operations.

If the allowance for loan losses is not sufficient to cover actual loan losses, earnings could decrease.

Loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. We may experience significant credit losses, which could have a material adverse effect on our operating results. Various assumptions and judgments about the collectability of the loan portfolio are made, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of many loans. In determining the amount of the allowance for loan losses, Management reviews the loans and the loss and delinquency experience and evaluates economic conditions. If assumptions prove to be incorrect, the allowance for loan losses may not cover inherent losses in the loan portfolio at the date of the financial statements. Significant additions to the allowance would materially decrease net income. At December 31, 2012, our allowance for loan losses totaled $10.3 million, representing 1.64% of loans, net of unearned income. Management believes it has underwriting standards to manage normal lending risks, and at December 31, 2012, nonperforming loans consisted of $21.1 million, or 3.4% of loans, net of unearned income. We can give no assurance that the nonperforming loans will not increase or that nonperforming or delinquent loans will not adversely affect future performance. In addition, federal and state regulators periodically review the allowance for loan losses and may require an increase in the allowance for loan losses or recognize further loan charge-offs. Any significant increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on the results of operations and financial condition.

Adverse events in Louisiana, where our business is concentrated, could adversely affect our results and future growth.

Our business, the location of our branches and the real estate used as collateral on our real estate loans are primarily concentrated in Louisiana. As a result, we are exposed to geographic risks. The occurrence of an economic downturn in Louisiana, or adverse changes in laws or regulations in Louisiana could impact the credit quality of our assets, the businesses of our customers and our ability to expand our business. Our success significantly depends upon the growth in population, income levels, deposits and housing in our market area. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may be negatively affected. In addition, the economies of the communities in which we operate are substantially dependent on the growth of the economy in the state of Louisiana. To the extent that economic conditions in Louisiana are unfavorable or do not continue to grow as projected, the economy in our market area would be adversely affected. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our market area if they do occur.

In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2012, approximately 74.7% of our total loans held for investment were secured by real estate. Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio. In addition, substantially all of our loans are to individuals and businesses in Louisiana. Our business customers may not have customer bases that are as diverse as businesses serving regional or national markets. Consequently, any decline in the economy of our market area could have an adverse impact on our revenues and financial condition. In particular, we may experience increased loan delinquencies, which could result in a higher provision for loan losses and increased charge-offs. Any sustained period of increased non-payment, delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, results of operations and financial condition.

A significant portion of our deposits come from municipalities.

At December 31, 2012, $470.5 million, or 37.6% of our deposits were from public entities. Such deposits tend to be more interest rate sensitive than core deposits. Consequently the possibility exists that such deposits may be more volatile in a rising interest rate environment. In addition, we may have to increase our cost of funds in order to maintain such deposits.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed and could result in dilution of shareholders’ ownership.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our existing capital resources will satisfy our capital requirements for the foreseeable future. We may, at some point, need to raise additional capital to support continued growth, both internally and for potential acquisitions. Such issuance of our securities may dilute the ownership interest of our shareholders. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control. Accordingly, we cannot provide assurance that we will have the ability to raise additional capital if needed or that the terms acceptable to us will be available. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and potential acquisitions could be materially impaired.

We rely on our Management team for the successful implementation of our business strategy.

The success of First Guaranty Bancshares, Inc. and First Guaranty Bank has been largely due to the efforts of our Executive Management team consisting of Alton B. Lewis, President and Chief Executive Officer, Larry A. Stark, Executive Vice President and Eric J. Dosch, Chief Financial Officer. In addition, we substantially rely upon Marshall T. Reynolds, our Chairman of the Board of Directors. The loss of services of one or more of these individuals may have a material adverse effect on our ability to implement our business plan.

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

Net interest income is the most significant component of our operating income. We do not rely on nontraditional sources of fee income utilized by some community banks, such as fees from sales of insurance, securities or investment advisory products or services. For the years ended December 31, 2012, 2011, and 2010 our net interest income was $42.1 million, $39.5 million, and $38.2 million respectively. The amount of our net interest income is influenced by the overall interest rate environment, competition, and the amount of interest-earning assets relative to the amount of interest-bearing liabilities. In the event that one or more of these factors were to result in a decrease in our net interest income, we do not have significant sources of fee income to make up for decreases in net interest income.

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

The value of our investment portfolio and the composition of our deposit base are influenced by prevailing market conditions and interest rates. The Company has significantly expanded its securities portfolio from 2007 to 2012. Average securities as a percentage of total assets were 48.6% in 2012 as compared to 20.4% in 2007. These securities are usually fixed rate and their market value is affected by changes in market interest rates. Our asset-liability management strategy, which is designed to mitigate the risk to us from changes in market interest rates, may not prevent changes in interest rates or securities market downturns from reducing deposit outflow or from having a material adverse effect on our results of operations, our financial condition or the value of our investments. Rising interest rates reduce the value of our fixed rate debt securities in our investment portfolio. The unrealized losses resulting from holding such securities are recognized in other comprehensive income and reduce total shareholders' equity. Unrealized losses do not negatively impact regulatory capital ratios, however tangible common equity and the associated ratios are reduced. If debt securities in an unrealized loss position are sold, such losses become realized and reduce Tier One and Total Risk based Capital regulatory ratios.

Future legislative or regulatory actions responding to perceived financial and market problems could impair the Company’s rights against borrowers.

Future legislative or regulatory actions responding to perceived financial and market problems could impair the Company’s rights against borrowers.  There have been proposals made by members of Congress and others that would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral. Were proposals such as these or other proposals limiting the Company’s rights as a creditor, to be implemented, the Company could experience increased credit losses or increased expense in pursuing its remedies as a creditor.

We face risks related to our operational, technological and organizational infrastructure.

Our ability to grow and compete is dependent on our ability to build or acquire the necessary operational and technological infrastructure and to manage the cost of that infrastructure as we expand. Similar to other large corporations, in our case, operational risk can manifest itself in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or outside persons and exposure to external events. As discussed below, we are dependent on our operational infrastructure to help manage these risks. In addition, we are heavily dependent on the strength and capability of our technology systems which we use both to interface with our customers and to manage our internal financial and other systems. Our ability to develop and deliver new products that meet the needs of our existing customers and attract new ones depends on the functionality of our technology systems. Additionally, our ability to run our business in compliance with applicable laws and regulations is dependent on these infrastructures.

We continuously monitor our operational and technological capabilities and make modifications and improvements when we believe it will be cost effective to do so. In some instances, we may build and maintain these capabilities ourselves. We also outsource some of these functions to third parties. These third parties may experience errors or disruptions that could adversely impact us and over which we may have limited control. We also face risk from the integration of new infrastructure platforms and/or new third party providers of such platforms into its existing businesses.

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

At December 31, 2012, gross unrealized losses in the Company’s AFS investment portfolio were approximately $0.7 million relating to securities with an aggregate fair value of $155.4 million. The gross unrealized losses were offset by gross unrealized gains of $9.8 million on other securities. There can be no assurance that future factors or combinations of factors will not cause the Company to conclude in one or more future reporting periods that an unrealized loss that exists with respect to any of its securities constitutes an impairment that is other than temporary.

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

The Company is required to test goodwill and core deposit intangible assets for impairment on a periodic basis. The impairment testing process considers a variety of factors, including macroeconomic conditions, industry and market considerations, cost factors, financial performance, etc. The Company conducted its goodwill impairment testing as of October 1, 2012. The results of the testing indicated that no goodwill impairment existed. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common shares or our regulatory capital levels.

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

We maintain a portfolio of securities that can be used as a secondary source of liquidity. There are other sources of liquidity available to us should they be needed. These sources include sales of loans, additional collateralized borrowings such as FHLB advances, unsecured borrowing lines with other financial institutions, the issuance and sale of debt securities, and the issuance and sale of preferred or common securities. We can also borrow from the Federal Reserve’s discount window. Amounts available under our existing credit facilities as of December 31, 2012, consist of $99.0 million available at the Federal Home Loan Bank, net of $50.0 million of letters of credit, and $76.6 million in the form of federal funds and/or other lines of credit. If we were unable to access any of these funding sources when needed, we might be unable to meet customers’ needs, which could adversely impact our financial condition, results of operations, cash flows, and level of regulatory-qualifying capital.

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

Failure to maintain effective internal controls over financial reporting in the future could impair our ability to accurately and timely report our financial results or prevent fraud.

Effective internal controls over financial reporting are necessary to provide reliable financial reports and prevent fraud. As a financial holding company, we are subject to regulation that focuses on effective internal controls and procedures. Such controls and procedures are modified, supplemented, and changed from time-to-time as necessary in relation to our growth and in reaction to external events and developments. Any failure to maintain, in the future, an effective internal control environment could impact our ability to report our financial results on an accurate and timely basis, which could result in regulatory actions, loss of investor confidence, and adversely impact our business.

Our Management and Directors control a substantial percentage of our common stock and therefore has the ability to exercise substantial control over our affairs.

As of December 31, 2012, our directors and executive officers (and their affiliates) beneficially owned approximately 3.3 million shares or 52.7% of our common stock outstanding. Because of the large percentage of common stock held by our directors and executive officers, such persons could significantly influence the outcome of any matter submitted to a vote of our shareholders even if other shareholders were in favor of a different result.

Item 1B – Unresolved Staff Comments
None.

Item 2 - Properties

The Company does not directly own any real estate, but it does own real estate indirectly through its subsidiary. The Bank operates 21 banking centers, including one drive-up facility. The following table sets forth certain information relating to each office. The net book value of our properties at December 31, 2012 was $9.9 million. We believe that our properties are adequate for our business operations as they are currently being conducted.

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

Item 3 - Legal Proceedings

The Company is subject to various legal proceedings in the normal course of its business. At December 31, 2012, we were not involved in any legal proceedings, the outcome of which would have a material adverse effect on the financial condition or results of operation of the Company.

Item 4 - Mine Safety Disclosures

Not applicable.

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

The following table sets forth the high and low bid quotations for First Guaranty Bancshares, Inc.’s common stock for the periods indicated. These quotations represent trades of which we are aware and do not include retail markups, markdowns, or commissions and do not necessarily reflect actual transactions. As of December 31, 2012, there were 6,294,227 shares of First Guaranty Bancshares, Inc. common stock issued.

	2012			2011(1)
Quarter Ended:	High	Low	Dividend	High	Low	Dividend
March 31, (1)	$17.51	$14.09	$0.16	$16.93	$16.93	$0.145
June 30,	$18.59	$18.59	$0.16	$16.93	$16.93	$0.145
September 30,	$18.59	$18.59	$0.16	$17.51	$12.05	$0.145
December 31,	$18.59	$18.59	$0.16	$17.51	$12.27	$0.145

(1) 2011 and first quarter 2012 stock prices have been adjusted to reflect the ten percent stock dividend paid February 24, 2012 to stockholders of record as of February 17, 2012. 2011 dividends per share have also been adjusted to reflect the stock dividend.

Our stockholders are entitled to receive dividends when, and if, declared by the Board of Directors, out of funds legally available for dividends. We have paid consecutive quarterly cash dividends on our common stock for each of the last 78 quarters dating back to the third quarter of 1993. The Board of Directors intends to continue to pay regular quarterly cash dividends. The ability to pay dividends in the future will depend on earnings and financial condition, liquidity and capital requirements, regulatory restrictions, the general economic and regulatory climate and ability to service any equity or debt obligations senior to common stock. There are legal restrictions on the ability of First Guaranty Bank to pay cash dividends to First Guaranty Bancshares, Inc. Under federal and state law, we are required to maintain certain surplus and capital levels and may not distribute dividends in cash or in kind, if after such distribution we would fall below such levels. Specifically, an insured depository institution is prohibited from making any capital distribution to its shareholders, including by way of dividend, if after making such distribution, the depository institution fails to meet the required minimum level for any relevant capital measure including the risk-based capital adequacy and leverage standards.

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

The Company repurchased 2,895 shares of our outstanding common stock during 2012. Common shares outstanding at December 31, 2012 were 6,291,332.

Stock Performance Graph

The line graph below compares the cumulative total return for the Company’s common stock with the cumulative total return of both the NASDAQ Stock Market Index for U.S. companies and the NASDAQ Index for bank stocks for the period December 31, 2007 through December 31, 2012. The total return assumes the reinvestment of all dividends and is based on a $100 investment on December 31, 1999. It also reflects the stock price on December 31st of each year shown, although this price reflects only a small number of transactions involving a small number of directors of the Company or affiliates or associates and cannot be taken as an accurate indicator of the market value of the Company’s common stock.

Item 6 - Selected Financial Data

The following selected financial data should be read in conjunction with the financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K. Except for the data under “Performance Ratios,” “Capital Ratios” and “Asset Quality Ratios,” the income statement data and share and per share data for the years ended December 31, 2012, 2011 and 2010 and the balance sheet data as of December 31, 2012 and 2011 are derived from the audited financial statements and related notes which are included elsewhere in this Form 10-K, and the income statement data and share and per share data for the years ended December 31, 2009 and 2008 and the balance sheet data as of December 31, 2010, 2009 and 2008 are derived from the audited financial statements and related notes that are not included in this Form 10-K.

	At or For the Years Ended December 31,
(in thousands except for %)	2012	2011	2010	2009	2008
Year End Balance Sheet Data:
Securities	$661,243	$633,163	$481,961	$261,829	$139,162
Federal funds sold	$2,891	$68,630	$9,129	$13,279	$838
Loans, net of unearned income	$629,500	$573,100	$575,640	$589,902	$606,369
Allowance for loan losses	$10,342	$8,879	$8,317	$7,919	$6,482
Total assets	$1,407,303	$1,353,866	$1,132,792	$930,847	$871,233
Total deposits	$1,252,612	$1,207,302	$1,007,383	$799,746	$780,372
Borrowings	$15,846	$15,423	$12,589	$31,929	$18,122
Stockholders' equity	$134,181	$126,602	$97,938	$94,935	$65,487
Common Stockholders' equity	$94,746	$87,167	$76,963	$74,165	$65,487

Average Balance Sheet Data:
Securities	$659,440	$555,808	$342,589	$245,952	$127,586
Federal funds sold	$19,397	$23,172	$11,007	$24,662	$17,247
Loans, net of unearned income	$589,735	$582,687	$593,429	$599,609	$600,854
Total earning assets	$1,314,969	$1,191,400	$964,039	$906,158	$752,093
Total assets	$1,357,513	$1,230,587	$1,015,681	$948,556	$797,024
Total deposits	$1,202,614	$1,103,355	$883,440	$842,274	$707,114
Borrowings	$16,508	$12,742	$27,324	$22,907	$16,287
Stockholders' equity	$131,991	$108,321	$99,575	$77,135	$67,769
Common Stockholders' equity	$92,556	$82,225	$79,245	$70,055	$67,769

Performance Ratios:
Return on average assets	0.89%	0.65%	0.99%	0.80%	0.69%
Return on average common equity	13.03%	9.77%	12.65%	10.84%	8.13%
Return on average common equity adjusted for preferred stock dividends	10.90%	7.37%	10.97%	9.99%	8.13%
Return on average tangible assets	0.92%	0.68%	1.01%	0.82%	0.72%
Return on average tangible common equity	14.11%	10.64%	13.58%	11.78%	8.96%
Return on average tangible common equity adjusted for preferred stock dividends	11.87%	8.12%	11.81%	10.88%	8.96%
Net interest margin	3.23%	3.31%	3.96%	3.57%	4.25%
Average loans to average deposits	49.04%	52.81%	67.17%	71.19%	84.97%
Efficiency ratio	58.56%	56.77%	56.20%	60.80%	70.73%
Efficiency ratio (excluding amortization of intangibles and securities transactions)	63.73%	60.29%	59.25%	61.99%	61.20%
Full time equivalent employees (year end)	274	269	246	230	225

	At or For the Years Ended December 31,
(in thousands except for % and share data)	2012	2011	2010	2009	2008
Capital Ratios:
Average stockholders' equity to average assets	9.72%	8.80%	9.80%	8.13%	8.50%
Average tangible equity to average tangible assets	9.42%	8.50%	9.46%	7.74%	8.02%
Common stockholders' equity to total assets	6.73%	6.44%	6.79%	7.97%	7.52%
Tier 1 leverage capital Consolidated	9.24%	9.03%	8.69%	9.58%	7.88%
Tier 1 capital Consolidated	14.13%	13.71%	11.98%	11.90%	9.19%
Total risk-based capital Consolidated	15.31%	14.75%	13.03%	12.97%	10.11%

Income Data:
Interest income	$55,195	$54,609	$51,390	$47,191	$47,661
Interest expense	$13,120	$15,118	$13,223	$14,844	$15,881
Net interest income	$42,075	$39,491	$38,167	$32,347	$31,780
Provision for loan losses	$4,134	$10,187	$5,654	$4,155	$1,634
Noninterest income (excluding securities transactions)	$6,272	$7,839	$6,741	$5,909	$5,689
Securities (losses) gains	$4,868	$3,531	$2,824	$2,056	$(1)
Loss on securities impairment	$-	$(97)	$-	$(829)	$(4,611)
Noninterest expense	$31,161	$28,821	$26,827	$24,007	$23,241
Earnings before income taxes	$17,920	$11,756	$15,251	$11,321	$7,982
Net income	$12,059	$8,033	$10,025	$7,595	$5,512
Net income available to common shareholders	$10,087	$6,057	$8,692	$7,001	$5,512

Per Common Share Data:
Net earnings	$1.60	$0.98	$1.42	$1.14	$0.90
Cash dividends paid	$0.64	$0.58	$0.58	$0.58	$0.58
Book value	$15.06	$13.85	$12.58	$12.13	$10.71
Dividend payout ratio	40.00%	59.60%	40.94%	50.82%	64.53%
Weighted average number of shares outstanding	6,292,855	6,205,652	6,115,608	6,115,608	6,115,608
Number of shares outstanding (year end)	6,291,332	6,294,227	6,115,608	6,115,608	6,115,608
Market data:
High	$18.59	$17.51	$16.93	$22.73	$22.73
Low	$14.09	$12.05	$15.45	$10.91	$22.09
Trading Volume	101,038	625,197	199,488	181,925	405,299
Stockholders of record	1,444	1,407	1,361	1,356	1,343

Asset Quality Ratios:
Nonperforming assets to total assets	1.67%	2.13%	2.73%	1.68%	1.14%
Nonperforming assets to loans	3.74%	5.04%	5.38%	2.65%	1.63%
Loan loss reserve to nonperforming assets	43.94%	30.73%	26.86%	50.68%	65.46%
Net charge-offs to average loans	0.45%	1.65%	0.89%	0.45%	0.22%
Provision for loan loss to average loans	0.70%	1.75%	0.95%	0.69%	0.27%
Allowance for loan loss to total loans	1.64%	1.55%	1.44%	1.34%	1.07%

Historical share and per share amounts have been adjusted to reflect the ten percent stock dividend paid February 24, 2012 to stockholders of record as of February 17, 2012.

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

First Guaranty Bancshares, Inc. is a bank holding company headquartered in Hammond, LA with one wholly owned subsidiary, First Guaranty Bank. First Guaranty Bank is a Louisiana state chartered commercial bank with 21 banking facilities located throughout Southeast, Southwest and North Louisiana. Our merger with Greensburg Bancshares in 2011 brought new branch locations in Montpelier, Greensburg and Watson, LA and increased our market share in Kentwood, LA. The Company emphasizes personal relationships and localized decision making to ensure that products and services are matched to customer needs. The Company competes for business principally on the basis of personal service to customers, customer access to officers and directors and competitive interest rates and fees.

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

2012 Financial Overview

Financial highlights for 2012 and 2011 are as follows:

●	First Guaranty Bancshares issued a ten percent stock dividend on February 24, 2012 to stockholders of record as of February 17, 2012.

●	Net income for the year end of 2012 and 2011 was $12.1 million and $8.0 million, respectively. Net income to common shareholders after preferred stock dividends was $10.1 million and $6.1 million for the year end of 2012 and 2011, with earnings per common share of $1.60 and $0.98, respectively. The increase in net income year over year is primarily from a decrease in provision for loan loss expense.

●	Net interest income for 2012 was $42.1 million which was an increase of $2.6 million from 2011 of $39.5 million. The net interest margin was 3.2% for 2012 compared to 3.3% for 2011.

●	Total assets at December 31, 2012 were $1.4 billion, an increase of $53.4 million or 3.9% when compared to $1.4 billion at December 31, 2011. The increase in total assets from 2011 to 2012 is from increased deposits and retained earnings that were invested into loans and securities.

●	The weighted average maturity of the securities portfolio decreased from 10.2 years at December 31, 2011 to 7.0 years at December 31, 2012.

●	Investment securities totaled $661.2 million at December 31, 2012, an increase of $28.1 million when compared to $633.2 million at December 31, 2011. At December 31, 2012, available for sale securities, at fair value, totaled $602.3 million, an increase of $81.8 million when compared to $520.5 million at December 31, 2011. At December 31, 2012, held to maturity securities, at amortized cost, totaled $58.9 million, a decrease of $53.7 million when compared to $112.7 million at December 31, 2011. The decrease in held to maturity securities was due to called bonds.

●	The net loan portfolio at December 31, 2012 totaled $619.2 million, a net increase of $54.9 million from the December 31, 2011 net loan portfolio of $564.2 million. Net loans are reduced by the allowance for loan losses which totaled $10.3 million at December 31, 2012 and $8.9 million at December 31, 2011. Total loans net of unearned income were $629.5 million for December 31, 2012 compared to $573.1 million for December 31, 2011.

●	Nonperforming loans decreased $2.0 million to $21.1 million at December 31, 2012 from $23.2 million at December 31, 2011.

●	Other real estate decreased $3.3 million to $2.4 million at December 31, 2012 from $5.7 million at December 31, 2011.

●	Total nonperforming assets decreased $5.4 million in 2012 to $23.5 million at December 31, 2012 from $28.9 million at December 31, 2011. Nonperforming assets to total loans decreased from 5.04% at December 31, 2011 to 3.74% at December 31, 2012. Nonperforming assets to total assets decreased from 2.13% at December 31, 2011 to 1.67% at December 31, 2012.

●	Total deposits were $1.3 billion at December 31, 2012, an increase of $45.3 million or 3.7% from the year end December 31, 2011 total deposits of $1.2 billion.

●	Total interest expense decreased $2.0 million to $13.1 million for the year ended December 31, 2012 from $15.1 million for the same period in 2011.

●
Return on average assets for the year end December 31, 2012 and December 31, 2011 was 0.89% and 0.65%, respectively.  Return on average common equity for the year end December 31, 2012 and December 31, 2011 was 13.03% and 9.77%, respectively. Return on average common equity adjusted for preferred stock dividends were 10.90% and 7.37% for 2012 and 2011, respectively.

●	Book value per common share was $15.06 as of December 31, 2012 compared to $13.85 as of December 31, 2011.

●	Cash dividends declared and paid for 2012 and 2011 were $0.64 and $0.58 per common share, respectively.

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

Valuation of Goodwill, Intangible Assets and Other Purchase Accounting Adjustments.

Intangible assets are comprised of goodwill, core deposit intangibles and mortgage servicing rights. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. The Company’s goodwill is tested for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. Adverse changes in the economic environment, declining operations, or other factors could result in a decline in the implied fair value of goodwill. If the implied fair value is less than the carrying amount, a loss would be recognized in other non-interest expense to reduce the carrying amount to implied fair value of goodwill. The Company’s goodwill impairment test includes two steps that are preceded by a, “step zero”, qualitative test. The qualitative test allows Management to assess whether qualitative factors indicate that it is more likely than not that impairment exists. If it is not more likely than not that impairment exists, then the two step quantitative test would not be necessary. These qualitative indicators include factors such as earnings, share price, market conditions, etc. If the qualitative factors indicate that it is more likely than not that impairment exists, then the two step quantitative test would be necessary. Step one is used to identify potential impairment and compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Step two of the goodwill impairment test compares the implied estimated fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill for that reporting unit exceeds the implied fair value of that unit’s goodwill, an impairment loss is recognized in an amount equal to the excess.

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

Financial Condition

Assets.

Total assets at December 31, 2012 were $1.4 billion, an increase of $53.4 million, or 3.9%, from $1.4 billion at December 31, 2011. The increase in total assets from 2011 to 2012 is from increased deposits and retained earnings that were invested into loans and securities.

Investment Securities.

The securities portfolio consisted principally of U.S. Government agency securities, corporate debt securities and mutual funds or other equity securities. The securities portfolio provides us with a relatively stable source of income and provides a balance to credit risks as compared to other categories of assets. The securities portfolio totaled $661.2 million at December 31, 2012, representing an increase of $28.1 million from $633.2 million at December 31, 2011. The primary changes in the portfolio consisted of $950.1 million in purchases which were partially offset by maturities, calls and sales totaling $927.3 million.

The table below depicts changes in contractual maturity of our securities portfolio from 2011 to 2012.

(in thousands except for %)	December 31, 2012	% of Portfolio	December 31, 2011	% of Portfolio	$ Change	% of Portfolio Change
Available For Sale, at fair value:
Due in one year or less	$38,625	5.8%	$13,505	2.1%	$25,120	3.7%
Due after one year through five years	146,884	22.2%	61,320	9.7%	85,564	12.5%
Due after five years through 10 years	306,694	46.4%	218,280	34.5%	88,414	11.9%
Over 10 years	110,097	16.7%	227,392	35.9%	(117,295)	-19.2%
Total available for sale securities	$602,300	91.1%	$520,497	82.2%	$81,803

Held to Maturity, at amortized cost:
Due in one year or less	$-	-%	$-	-	$-	-
Due after one year through five years	-	-%	10,015	1.6%	(10,015)	-1.6%
Due after five years through 10 years	58,943	8.9%	50,535	8.0%	8,408	0.9%
Over 10 years	-	-%	52,116	8.2%	(52,116)	-8.2%
Total held to maturity securities	$58,943	8.9%	$112,666	17.8%	$(53,723)

Total securities	$661,243	100.0%	$633,163	100.0%	$28,080

At December 31, 2012 the contractual weighted average maturity of our securities portfolio was 7.0 years compared to 10.2 years at December 31, 2011. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.  Actual maturities may be shorter than contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

At December 31, 2012, securities totaling $602.3 million were classified as available for sale and $58.9 million were classified as held to maturity as compared to $520.5 million and $112.7 million, respectively at December 31, 2011. Securities classified as available for sale are measured at fair market value. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, market yield curves, prepayment speeds, credit information and the instrument’s contractual terms and conditions, among other things. Securities classified as held to maturity are measured at amortized cost. The held to maturity portfolio is principally used to collateralize public funds deposits. The Company believes that it has the ability to maintain the current level of securities in the portfolio. The Company has maintained public funds in excess of $175.0 million since 2007.

Securities classified as available for sale had gross unrealized losses totaling $0.7 million at December 31, 2012. The gross unrealized gains for our available for sale securities totaled $9.8 million at December 31, 2012 compared to $8.3 million at December 31, 2011. The Company believes that it will collect all amounts contractually due and has the intent and the ability to hold these securities until the fair value is at least equal to the carrying value. At December 31, 2011, securities classified as available for sale had gross unrealized losses totaling $1.6 million. See Note 5 to the Consolidated Financial Statements for additional information.

Average securities as a percentage of average interest-earning assets were 50.1% and 46.7% at December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, $476.5 million and $428.6 million in securities were pledged to secure public fund deposits, respectively.

Loans.

The origination of loans is a primary use of our financial resources and represented 44.9% and 48.9% of average earning assets for 2012 and 2011. At December 31, 2012, the loan portfolio totaled $629.5 million, an increase of approximately $56.4 million, or 9.8%, from the December 31, 2011 loan portfolio totaling $573.1 million. The increase in net loans primarily includes an increase of $49.4 million in commercial and industrial loans, and an increase of $44.1 million in non-farm non-residential loans. Loans represented 50.3% of deposits at December 31, 2012, compared to 47.5% of deposits at December 31, 2011. Loans secured by real estate increased $6.2 million to $471.1 million at December 31, 2012. Non-real estate loans increased $50.8 million to $159.7 million at December 31, 2012.  Real estate and related loans comprised 74.7% of the portfolio in 2012 as compared to 81.0% in 2011. Non-real estate loans comprised 25.3% of the portfolio in 2012 as compared to 19.0% in 2011.  Loan charge-offs taken during 2012 totaled $3.5 million, compared to charge-offs of $10.4 million in 2011. Of the loan charge-offs in 2012, approximately $2.1 million were loans secured by real estate, $0.8 million were commercial and industrial loans and $0.5 million were consumer and other loans. In 2012, recoveries of $0.8 million were recognized on loans previously charged off as compared to $0.7 million in 2011.

Nonperforming Assets.

Nonperforming assets were $23.5 million, or 1.7% of total assets at December 31, 2012, compared to $28.9 million, or 2.1% of total assets at December 31, 2011. The decrease resulted from a $2.0 million decrease in nonperforming loans and a $3.3 million decrease in other real estate.  The decrease in nonperforming loans was primarily in construction and land development which decreased $0.7 million, 1-4 family residential decreased $1.0 million, and non-farm non-residential decreased $0.8 million. These decreases were partially offset by an increase in nonperforming commercial and industrial loans of $0.8 million.

Deposits.

Total deposits increased by $45.3 million or 3.8%, to $1.3 billion at December 31, 2012 from $1.2 billion at December 31, 2011.  In 2012, noninterest-bearing demand deposits increased $24.3 million, interest-bearing demand deposits increased $59.5 million and savings deposits increased $5.6 million. Time deposits decreased $44.1 million, or 6.4%.  The increase in deposits was principally due to an increase of $38.6 million in public funds deposits.  Public fund deposits totaled $470.5 million or 37.6% of total deposits at December 31, 2012.  Five public entities comprised $395.3 million or 84.0% of the total public funds as of December 31, 2012.  At December 31, 2011, public fund deposits represented 35.8% of total deposits with a balance of $431.9 million. As a result of the change in the composition of our deposits to lower cost core deposits from time deposits, our cost of funds has decreased.

Borrowings.

Short-term borrowings increased $2.5 million in 2012 to $14.7 million at December 31, 2012 from $12.2 million at December 31, 2011. Short-term borrowings are used to manage liquidity on a daily or otherwise short-term basis. The short-term borrowings at December 31, 2012 were mainly comprised of repurchase agreements and a line of credit with a balance of $1.8 million. In 2011 short-term borrowings were solely comprised of repurchase agreements. Overnight repurchase agreement balances are monitored daily for sufficient collateralization.  Long-term borrowings decreased to $1.1 million in 2012 from $3.2 million in 2011.  Long-term borrowings consisted of a term loan to the Company originally obtained for the purpose of the acquisition of Greensburg Bancshares.  See Note 12 of the Consolidated Financial Statements for additional information.

Stockholders’ Equity.

Total stockholders’ equity increased $7.6 million or 6.0% to $134.2 million at December 31, 2012 from $126.6 million at December 31, 2011. The increase in stockholders’ equity is attributable to the $12.1 million in consolidated earnings and $1.6 million increase in accumulated other comprehensive income. The increases were partially offset by $4.0 million in dividends on common stock, $2.0 million in dividends on preferred stock and $0.1 million of purchases of the Company’s common stock into treasury.

Loan Portfolio Composition.

The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the dates indicated.

	December 31, 2012		December 31, 2011
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$44,856	7.1%	$78,614	13.7%
Farmland	11,182	1.8%	11,577	2.0%
1- 4 Family	87,473	13.8%	89,202	15.6%
Multifamily	14,855	2.4%	16,914	2.9%
Non-farm non-residential	312,716	49.6%	268,618	46.8%
Total Real Estate	471,082	74.7%	464,925	81.0%
Non-real Estate:
Agricultural	18,476	2.9%	17,338	3.0%
Commercial and industrial	117,425	18.6%	68,025	11.9%
Consumer and other	23,758	3.8%	23,455	4.1%
Total Non-real Estate	159,659	25.3%	108,818	19.0%
Total loans before unearned income	$630,741	100.0%	$573,743	100.0%
Less: Unearned income	(1,241)		(643)
Total loans net of unearned income	$629,500		$573,100

	December 31, 2010		December 31, 2009		December 31, 2008
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$65,570	11.4%	$78,686	13.3%	$92,029	15.2%
Farmland	13,337	2.3%	11,352	1.9%	16,403	2.7%
1- 4 Family	73,158	12.7%	77,470	13.1%	79,285	13.1%
Multifamily	14,544	2.5%	8,927	1.5%	15,707	2.6%
Non-farm non-residential	292,809	50.8%	300,673	51.0%	261,744	43.0%
Total Real Estate	459,418	79.7%	477,108	80.8%	465,168	76.6%
Non-real Estate:
Agricultural	17,361	3.0%	14,017	2.4%	18,536	3.0%
Commercial and industrial	76,590	13.3%	82,348	13.9%	105,555	17.4%
Consumer and other	22,970	4.0%	17,226	2.9%	17,926	3.0%
Total Non-real Estate	116,921	20.3%	113,591	19.2%	142,017	23.4%
Total loans before unearned income	$576,339	100.0%	$590,699	100.0%	$607,185	100.0%
Less: Unearned income	(699)		(797)		(816)
Total loans net of unearned income	$575,640		$589,902		$606,369

The four most significant categories of our loan portfolio are construction and land development real estate loans, 1-4 family residential loans, non-farm non-residential real estate loans and commercial and industrial loans.  The Company’s credit policy has specific loan-to-value and debt service coverage requirements. Generally, we require a loan-to-value of 85.0% or less and a debt service coverage ratio of 1.25x to 1.0x or higher for non-farm non-residential real estate loans. In addition, personal guarantees of borrowers are required as well as applicable insurance. Additional real estate or non-real estate collateral may be taken when deemed appropriate to secure a loan.

We generally require all 1-4 family residential loans to be underwritten based on the Fannie Mae guidelines. These guidelines include the evaluation of risk and eligibility, verification and approval of conditions, credit and liabilities, employment and income, assets, property and appraisal information. It is required that all borrowers have proper hazard, flood and title insurance prior to a loan closing. Appraisals and approvals are valid for six months.

Generally, we require a loan-to-value of 80.0% or less and a debt service coverage ratio of 1.25x to 1.0x or higher for construction and land development loans. In addition, detailed construction cost breakdowns, personal guarantees of borrowers and applicable insurance are required. Loans may have a maximum maturity of 12-18 months for the construction phase and a maximum maturity of 24 months for land development or 60 months for commercial construction. Additional real estate or non-real estate collateral may be necessary when deemed appropriate to secure the loan.

The Company has specific guidelines for the underwriting of commercial and industrial loans that is specific for the collateral type and the business type.  Commercial and industrial loans are secured by non-real estate collateral such as equipment, inventory, accounts receivable, or may be unsecured.  Each of these collateral types has maximum loan to value ratios.  Commercial and industrial loans have debt service coverage ratio requirements of 1.25x to 1.0x.

Exceptions to policies are considered when appropriate mitigating circumstances warrant such exceptions. We have defined credit underwriting processes for all loan requests. Loan concentrations by industry type are monitored on an ongoing basis.  Our loan review department monitors the performance and credit quality of loans. The special assets department manages loans that have become delinquent or have serious credit issues.

Appraisals and evaluations on all properties shall be valid for a period not to exceed two calendar years from the effective appraisal date for non-residential properties and one calendar year from the effective appraisal date for residential properties.  However, appraisals may be valid longer if there has been no material decline in the property condition or market condition that would negatively affect the bank’s collateral position.

Appraisals for seasoned loans must be reviewed and deemed to be valid.  Any renewal loan request, in which new money will be disbursed, and the appraisal is older than five years, requires a new appraisal.  New appraisals between renewals are not required unless the loan becomes impaired and is considered collateral dependent. When a loan is impaired and considered collateral dependent, an appraisal may be ordered in accordance with our allowance for loan losses policy.  We do not mitigate risk using products such as credit default agreements and/or credit derivatives.  These, accordingly, have no impact on our financial statements.  The Company generally does not offer loan products with established loan-funded interest reserves.

When a loan is determined to be impaired and the primary repayment source is determined to be the liquidation of the collateral, a valuation is obtained. The valuation is either an external third party valuation or may be an internal valuation using third party data such as a recent valuation on similar collateral. The external valuations are obtained through the bank’s appraisal department.  Once impairment has been determined, the appropriate provision or charge off is recorded in the respective reporting period.

Management evaluates loans for impairment on a quarterly basis or more frequently if circumstances warrant it.  If a loan is considered collateral dependent then it is classified as impaired and nonperforming.   Existing appraisals are first reviewed to determine their suitability based on age or market conditions to determine the impairment amount.  If the existing appraisals are deemed satisfactory, impairment is recognized in the reporting period.  If it is determined that an updated external valuation is needed, it is ordered through the bank’s appraisal department. The external valuation can take between one to eight weeks depending upon the type of collateral. Once the valuation is received and reviewed; if impairment is determined it is recognized in the respective reporting period.  There have not been any significant delays in this process during the reporting periods presented.

The Company has not charged off an amount different from what was determined to be the fair value of the collateral as presented in the appraisal for any period reported.

Loan Maturities by Type.

The following table summarizes the contractual maturity of our loan portfolio including nonaccruals at December 31, 2012. Loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization. With prepayments and principal amortization considered the life of our loan portfolio may be significantly shorter.

	December 31, 2012
(in thousands)	One Year or Less	One Through Five Years	After Five Years	Total
Real Estate:
Construction & land development	$27,758	$16,472	$627	$44,857
Farmland	2,503	6,409	2,269	11,181
1 - 4 family	20,967	35,966	30,541	87,474
Multifamily	9,584	4,015	1,256	14,855
Non-farm non-residential	103,112	173,051	36,554	312,717
Total Real Estate	163,924	235,913	71,247	471,084
Non-real Estate:
Agricultural	6,977	3,747	7,751	18,475
Commercial and industrial	25,081	79,589	12,754	117,424
Consumer and other	16,537	7,031	190	23,758
Total Non-Real Estate	48,595	90,367	20,695	159,657
Total loans before unearned income	$212,519	$326,280	$91,942	$630,741
Less: unearned income				(1,241)
Total loans net of unearned income				$629,500

	December 31, 2011
(in thousands)	One Year or Less	One Through Five Years	After Five Years	Total
Real Estate:
Construction & land development	$46,005	$23,357	$9,252	$78,614
Farmland	4,608	4,688	2,281	11,577
1 - 4 family	27,473	35,931	25,798	89,202
Multifamily	11,603	4,032	1,279	16,914
Non-farm non-residential	107,697	149,898	11,023	268,618
Total Real Estate	197,386	217,906	49,633	464,925
Non-real Estate:
Agricultural	6,804	3,015	7,519	17,338
Commercial and industrial	39,604	25,147	3,274	68,025
Consumer and other	10,226	13,196	33	23,455
Total Non-Real Estate	56,634	41,358	10,826	108,818
Total loans before unearned income	$254,020	$259,264	$60,459	$573,743
Less: unearned income				(643)
Total loans net of unearned income				$573,100

The following table summarizes fixed and floating rate loans by contractual maturity as of December 31, 2012 and December 31, 2011 unadjusted for scheduled principal amortization, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	December 31, 2012			December 31, 2011
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$89,117	$107,176	$196,293	$108,276	$124,052	$232,328
One to five years	147,896	175,743	323,639	160,191	98,972	259,163
Five to 15 years	33,770	42,595	76,365	8,393	36,891	45,284
Over 15 years	7,829	5,927	13,756	8,464	6,054	14,518
Subtotal	$278,612	$331,441	610,053	$285,324	$265,969	551,293
Nonaccrual loans			20,688			22,450
Total loans before unearned income			630,741			573,743
Less: Unearned income			(1,241)			(643)
Total loans net of unearned income			$629,500			$573,100

At December 31, 2012, fixed rate loans totaled $278.6 million or 45.7% of total loans excluding nonaccrual loans and floating rate loans totaled $331.4 or 54.3% of total loans excluding nonaccrual loans.  Floating rate loans are primarily tied to the prime rate.  As of December 31, 2012, of the $331.4 million in floating rate loans, $231.7 million or 69.9% were at the floor rate.

Nonperforming Assets.
The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	December 31,
(in thousands)	2012	2011	2010	2009	2008
Nonaccrual loans:
Real Estate:
Construction and land development	$854	$1,520	$3,383	$2,841	$1,644
Farmland	312	562	-	54	182
1 - 4 family residential	4,603	5,647	1,480	2,814	1,445
Multifamily	-	-	1,357	-	-
Non-farm non-residential	11,571	12,400	21,944	7,439	5,263
Total Real Estate	17,340	20,129	28,164	13,148	8,534
Non-Real Estate:
Agricultural	512	315	446	-	-
Commercial and industrial	2,831	1,986	76	830	275
Consumer and other	5	20	32	205	320
Total Non-Real Estate	3,348	2,321	554	1,035	595
Total nonaccrual loans	$20,688	$22,450	$28,718	$14,183	$9,129

Loans 90 days and greater delinquent & accruing:
Real Estate:
Construction and land development	$-	$-	$-	$-	$-
Farmland	-	-	-	-	-
1 - 4 family residential	455	309	1,663	757	185
Multifamily	-	-	-	-	-
Non-farm non-residential	-	419	-	-	-
Total Real Estate	455	728	1,663	757	185
Non-Real Estate:
Agricultural	-	-	-	-	-
Commercial and industrial	-	-	-	-	17
Consumer and other	-	8	10	28	3
Total Non-Real Estate	-	8	10	28	20
Total loans 90 days and greater delinquent & accruing	$455	$736	$1,673	$785	$205

Total nonperforming loans	$21,143	$23,186	$30,391	$14,968	$9,334

Real Estate Owned:
Real Estate Loans:
Construction and land development	$1,083	$1,161	$231	$-	$89
Farmland	-	-	-	-	-
1 - 4 family residential	1,186	1,342	232	292	223
Multifamily	-	-	-	-	-
Non-farm non-residential	125	3,206	114	366	256
Total Real Estate	2,394	5,709	577	658	568
Non-Real Estate Loans:
Agricultural	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Consumer and other	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-
Total Real Estate Owned	$2,394	$5,709	$577	$658	$568

Total nonperforming assets	$23,537	$28,895	$30,968	$15,626	$9,902

Restructured Loans:
In Compliance with Modified Terms	$14,656	$17,547	$9,382	$-	$-
Past Due 30 through 89 days and still accruing	-	-	-	-	-
Past Due 90 days and greater and still accruing	-	-	-	-	-
Nonaccrual	221	-	-	-	-
Subsequently Defaulted	1,753	-	-	-	-
Total Restructured Loans	$16,630	$17,547	$9,382	$-	$-

Nonperforming assets to total loans	3.74%	5.04%	5.38%	2.65%	1.63%
Nonperforming assets to total assets	1.67%	2.13%	2.73%	1.68%	1.14%

At December 31, 2012, nonperforming assets totaled $23.5 million compared to $28.9 million at December 31, 2011; a decrease of 18.5% or $5.4 million. Management has not identified additional information on any loans not already included in impaired loans or the nonperforming assets that indicates possible credit problems that could cause doubt as to the ability of borrowers to comply with the loan repayment terms in the future. Nonperforming assets consist of loans 90 days or greater delinquent and still accruing, nonaccrual loans, and other real estate.

At December 31, 2012 loans 90 days or greater delinquent and still accruing totaled $0.5 million; a decrease of $0.3 million or 38.2% compared to the $0.7 million total at December 31, 2011. This decrease is due to $0.4 million of loans in the non-farm non-residential real estate category that were 90 days or greater delinquent at December 31, 2011 transferring to nonaccrual during 2012.

At December 31, 2012 nonaccrual loans totaled $20.7 million; a decrease of $1.8 million or 7.8% compared to December 31, 2011 nonaccrual loans of $22.5 million. Nonaccrual loans were concentrated in 6 credit relationships for a total of $12.6 million or 60.8% of nonaccrual loans at December 31, 2012. This is compared to a concentration of 5 credit relationships in 2011 of $11.7 million or 50.0% of total nonaccrual loans. Of the 6 credit relationships comprising the concentration in 2012, 2 relationships in the non-farm non-residential category totaling $7.4 million were nonaccrual in 2011. One of these loan relationships was secured by two motel properties and the other loan relationship was secured by one hotel property.  In addition, the nonaccrual concentration in 2012 consisted of 2 other loans in the non-farm non-residential category totaling $2.3 million.  One loan was secured by a funeral facility and the other loan was secured by a mini storage facility.  The other nonaccrual loans included a 1-4 family loan that totaled $1.1 million which was secured by a single family residence, and one commercial and industrial loan totaling $1.9 million secured by equipment.

Other real estate owned at December 31, 2012 totaled $2.4 million; a decrease of $3.3 million or 58.1% from $5.7 million at December 31, 2011. The decrease can be attributed to sales of other real estate of $6.6 million, write-downs totaling $1.4 million and a loss on disposition of $0.1 million. These decreases were offset by gross additions of other real estate of $4.8 million.  There were no concentrations in other real estate owned at December 31, 2012.  The largest property had an estimated fair value of $0.3 million.

In 2011, the Company’s other real estate owned increased from $0.6 million at December 31, 2010 to $5.7 million at December 31, 2011.  The increase in other real estate owned was principally due to properties acquired in the acquisition of Greensburg Bancshares in the third quarter of 2011 and two of the Company’s existing credit relationships that were foreclosed upon during 2011.  Total other real estate acquired from the acquisition of Greensburg Bancshares was approximately $2.3 million.  Other real estate owned acquired via the Greensburg acquisition included $0.9 million in 1-4 family properties, $0.6 million in land development, and $0.7 million in commercial real estate.  The two credit relationships that the Company foreclosed upon added an additional $2.1 million to other real estate owned.  One property totaled $1.7 million and was secured by three former church buildings.  The other property was secured by vacant land and was valued at $0.4 million.  The remaining increase in other real estate owned was principally concentrated in smaller loan relationships.

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

The data collected from all sources in determining the allowance is evaluated on a regular basis by Management with regard to current national and local economic trends, prior loss history, underlying collateral values, credit concentrations and industry risks. An estimate of potential loss on specific loans is developed in conjunction with an overall risk evaluation of the total loan portfolio. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as new information becomes available.

The allowance consists of specific, general, and unallocated components. The specific component relates to loans that are classified as doubtful, substandard, and impaired. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. Also, a specific reserve is allocated for our syndicated loans. The general component covers non-classified loans and special mention loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect Management's estimate of probable losses.

Provisions made pursuant to these processes totaled $4.1 million for 2012 as compared to $10.2 million for 2011.  The provision made for 2012 were taken to provide for current loan losses and to maintain the allowance at a level commensurate with Management’s evaluation of the risks inherent in the loan portfolio.  As discussed in Note 7, management reviews the allowance for loan losses on a monthly basis.  Management evaluates several factors such as economic conditions, industry trends, borrower specific conditions, and independent appraisals to determine the level of impairment for a loan relationship.

The Company attributes the decline in allowance provision from 2011 to 2012 to improvement in the credit quality of the loan portfolio and to the fact that the impaired loan portfolio did not suffer additional declines in estimated fair value.    The credit quality improvements were across most loan portfolio types with the largest improvement in non-farm non residential loans, commercial and industrial loans, and consumer loans.   Loan charge offs for these portfolio types was lower in 2012 than 2011.

The Company charged off $3.5 million in loan balances in 2012.  The following section provides details on the level of charged-off loans in 2012.  The charged-off loan balances were concentrated in four loan relationships which totaled $1.8 million or 51% of the total charged-off amount.  The details of the charged-off loans in excess of $0.5 million are as follows:

1.	A $0.5 million charge-off was recorded for an owner-occupied real estate loan secured by an entertainment complex. The loan was foreclosed upon and moved into other real estate owned and the real estate was subsequently sold during 2012.
2.	A $0.7 million charge off was recorded for a loan secured by a 1-4 family residence. Based on management’s analysis of the credit, there is no specific allocated reserve at December 31, 2012. The credit relationship had a $1.1 million balance at December 31, 2012.

The remaining two of the four loans in this concentration of charge-offs totaled $0.6 million.  The Company charged off $0.3 million on a 1-4 family second mortgage loan and $0.3 million on an equipment secured loan for a fitness facility. These loans did not have a balance at December 31, 2012.

The remaining $1.7 million of charge-offs for 2012 were comprised of smaller loans and overdrawn deposit accounts.

As of December 31, 2012 the Company had classified $48.6 million in loans as impaired compared to $51.1 million for the same period in 2011. The Company’s specific reserve allocated for loans classified as impaired is $3.1 million as of December 31, 2012 compared to $2.5 million as of December 31, 2011.  The Company’s specific reserve for impaired loans was concentrated in five loan relationships with a specific reserve that totaled $2.0 million for the five loan relationships. The principal balance of these five loan relationships was $8.0 million at December 31, 2012.

The Company charged-off $10.4 million in loan balances during 2011.  The following section details these factors on the level of charged-off loans in 2011.  The charged-off loan balances were concentrated in seven loan relationships which totaled $7.7 million or 75% of the total charged-off amount.  The details of the charged-off loans in excess of $1.0 million are as follows:

1.	A $2.7 million charge-off was recorded for a non-owner occupied real estate loan secured by a motel that had a loan principal balance of $4.6 million at the time of the charge-off. This credit relationship was classified as impaired at December 31, 2010 and had a specific allocated reserve of $0.6 million. Additional analysis of this loan relationship was conducted during 2011 and subsequent charges recognized based on the analysis. The analysis concluded that the real estate market for the motel property and the condition of the vacant property had declined during 2011. In addition, there was guarantor support of this credit that was deemed to have declined in 2011 as compared to December 31, 2010.
2.	A $1.4 million charge-off was taken against a loan primarily secured by accounts receivable that had a principal balance of $1.8 million at the time of the charge-off. At December 31, 2010 this loan was performing and did not have a specific reserve allocated. The Company subsequently determined that the receivables securing the loan were fraudulent during an internal loan review of the credit relationship in 2011. An immediate impairment was recognized and $1.4 million was charged off against the loan. The Company applied proceeds from the liquidation of additional collateral to bring the book balance to zero as of December 31, 2011.
3.	A $1.1 million charge-off was taken on one credit relationship secured by three real estate properties with a total loan principal balance of $3.2 million at the time of the charge-off. The collateral was comprised of two one-to-four family properties and one tract of vacant land. At December 31, 2010 the relationship had a $0.5 million specific reserve allocation. During the course of 2011, the Company foreclosed upon and sold one of the one-to-four family properties and booked the other properties to other real estate owned. Analysis of the credit relationship indicated that impairment had increased due to deteriorating market conditions and in anticipation of an extended holding period.

The remaining four loans in this concentration of charge-offs totaled $2.5 million in charge-offs on loan principal balances of $9.0 million as of December 31, 2010. These credits were secured by commercial real estate properties and vacant land.  As of December 31, 2010, these credits had a specific allocated reserve of $1.1 million. The Company attributes the additional charge-offs due to deteriorating market conditions, deterioration of the vacant properties, and the anticipated holding periods.

The remaining $2.7 million of charge-offs for 2011 were comprised of smaller loan and overdrawn deposit accounts.

As of December 31, 2011 the Company had classified $51.1 million in loans as impaired compared to $56.5 million for the same period in 2010. The Company’s specific reserve allocated for loans classified as impaired is $2.5 million as of December 31, 2011 compared to $3.5 million as of December 31, 2010. The decrease in specific reserves is directly related to the charge-offs taken in 2011 on the large credits discussed, based on management’s determination in 2011 that the losses were certain enough to be charged off rather than kept in the reserve.

The following table shows the allocation of the allowance for loan losses by loan type at the dates indicated.
	December 31, 2012
	Real Estate Loans:					Non-Real Estate Loans:
(in thousands except for %)	Construction and Land Development	Farmland	1-4 Family	Multi-family	Non-farm non-residential	Agricultural	Commercial and Industrial	Consumer and other	Unallocated	Total
Allowance for Loan Loss	$1,098	$50	$2,239	$284	$3,666	$64	$2,488	$233	$220	$10,342
% of Allowance to Total Allowance for Loan Losses	10.6%	0.5%	21.7%	2.7%	35.4%	0.6%	24.1%	2.3%	2.1%	100.0%
% of Loans in Each Category to Total Loans	7.1%	1.8%	13.8%	2.4%	49.6%	2.9%	18.6%	3.8%	-%	100.0%

	December 31, 2011
	Real Estate Loans:					Non-Real Estate Loans:
(in thousands except for %)	Construction and Land Development	Farmland	1-4 Family	Multi-family	Non-farm non-residential	Agricultural	Commercial and Industrial	Consumer and other	Unallocated	Total
Allowance for Loan Loss	$1,002	$65	$1,917	$780	$2,980	$125	$1,407	$314	$289	$8,879
% of Allowance to Total Allowance for Loan Losses	11.3%	0.7%	21.6%	8.8%	33.6%	1.4%	15.8%	3.5%	3.3%	100.0%
% of Loans in Each Category to Total Loans	13.7%	2.0%	15.6%	2.9%	46.8%	3.0%	11.9%	4.1%	-%	100.0%

	December 31, 2010
	Real Estate Loans:					Non-Real Estate Loans:
(in thousands except for %)	Construction and Land Development	Farmland	1-4 Family	Multi-family	Non-farm non-residential	Agricultural	Commercial and Industrial	Consumer and other	Unallocated	Total
Allowance for Loan Loss	$977	$46	$1,891	$487	$3,423	$80	$510	$390	$513	$8,317
% of Allowance to Total Allowance for Loan Losses	11.7%	0.5%	22.7%	5.9%	41.2%	1.0%	6.1%	4.7%	6.2%	100.0%
% of Loans in Each Category to Total Loans	11.4%	2.3%	12.7%	2.5%	50.8%	3.0%	13.3%	4.0%	-%	100.0%

	December 31, 2009
	Real Estate Loans:					Non-Real Estate Loans:
(in thousands except for %)	Construction and Land Development	Farmland	1-4 Family	Multi-family	Non-farm non-residential	Agricultural	Commercial and Industrial	Consumer and other	Unallocated	Total
Allowance for Loan Loss	$1,176	$56	$2,466	$128	$2,727	$82	$1,031	$246	$7	$7,919
% of Allowance to Total Allowance for Loan Losses	14.9%	0.7%	31.2%	1.6%	34.4%	1.0%	13.0%	3.1%	0.1%	100.0%
% of Loans in Each Category to Total Loans	13.3%	1.9%	13.1%	1.5%	51.0%	2.4%	13.9%	2.9%	-%	100.0%

	December 31, 2008
	Real Estate Loans:					Non-Real Estate Loans:
(in thousands except for %)	Construction and Land Development	Farmland	1-4 Family	Multi-family	Non-farm non-residential	Agricultural	Commercial and Industrial	Consumer and other	Unallocated		Total
Allowance for Loan Loss	$315	$39	$1,712	$227	$2,572	$92	$1,119	$355	$51		$6,482
% of Allowance to Total Allowance for Loan Losses	4.9%	0.6%	26.4%	3.5%	39.6%	1.4%	17.3%	5.5%	0.8%		100.0%
% of Loans in Each Category to Total Loans	15.2%	2.7%	13.1%	2.6%	43.0%	3.0%	17.4%	3.0%	N/A	%	100.0%

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
(in thousands)	2012	2011	2010	2009	2008
Balance at beginning of period	$8,879	$8,317	$7,919	$6,482	$6,193

Charge-offs:
Real estate loans:
Construction and land development	$(65)	$(1,093)	$(5)	$(448)	$(166)
Farmland	-	(144)	-	-	(10)
1 - 4 family residential	(1,409)	(1,613)	(1,534)	(564)	(260)
Multifamily	(187)	-	-	-	-
Non-farm non-residential	(459)	(5,193)	(235)	(586)	(256)
Total Real Estate	(2,120)	(8,043)	(1,774)	(1,598)	(692)
Non-real Estate:
Agricultural	(49)	(23)	-	-	-
Commercial and industrial loans	(809)	(1,638)	(3,395)	(678)	(561)
Consumer and other	(473)	(653)	(444)	(603)	(360)
Total Non-real Estate	(1,331)	(2,314)	(3,839)	(1,281)	(921)
Total charge-offs	$(3,451)	$(10,357)	$(5,613)	$(2,879)	$(1,613)

Recoveries:
Real estate loans:
Construction and land development	$15	$1	$1	$1	$2
Farmland	1	-	-	1	-
1 - 4 family residential	35	118	11	15	10
Multifamily	-	-	-	-	-
Non-farm non-residential	116	13	30	-	57
Total Real Estate	167	132	42	17	69
Non-real Estate:
Agricultural	1	2	-	-	-
Commercial and industrial loans	329	371	164	28	10
Consumer and other	283	227	151	116	189
Total Non-real Estate	613	600	315	144	199
Total recoveries	$780	$732	$357	$161	$268

Net charge-offs	$(2,671)	$(9,625)	$(5,256)	$(2,718)	$(1,345)
Provision for loan losses	4,134	10,187	5,654	4,155	1,634

Balance at end of period	$10,342	$8,879	$8,317	$7,919	$6,482

Ratios:
Net loan charge-offs to average loans	0.45%	1.65%	0.89%	0.45%	0.22%
Net loan charge-offs to loans at end of period	0.42%	1.68%	0.91%	0.46%	0.22%
Allowance for loan losses to loans at end of period	1.64%	1.55%	1.44%	1.34%	1.07%
Net loan charge-offs to allowance for loan losses	25.83%	108.40%	63.2%	34.32%	20.75%
Net loan charge-offs to provision charged to expense	64.61%	94,48%	92.96%	65.42%	82.32%

Investment Securities Portfolio.

The securities portfolio totaled $661.2 million at December 31, 2012 and consisted principally of U.S. Government agency securities, corporate debt securities, mutual funds or other equity securities and municipal bonds. The portfolio provides a relatively stable source of income and a balance to interest rate and credit risks as compared to other categories of interest- earning assets.

U.S. Government Agencies, also known as Government Sponsored Enterprises (GSEs), are privately owned but federally chartered companies. While they enjoy certain competitive advantages as a result of their government charters, their debt obligations are unsecured and are not direct obligations of the U.S. Government. However, debt securities issued by GSEs are considered to be of high credit quality and the senior debt of GSEs is AA+/Aaa rated. GSEs raise funds through a variety of debt issuance programs, including:

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

Corporate bonds are fully taxable debt obligations issued by corporations. These bonds fund capital improvements, expansions, debt refinancing or acquisitions that require more capital than would ordinarily be available from a single lender. Corporate bond rates are set according to prevailing interest rates at the time of the issue, the credit rating of the issuer, the length of the maturity and the other terms of the bond, such as a call feature. Corporate bonds have historically been one of the highest yielding of all taxable debt securities. Interest can be paid monthly, quarterly or semi-annually. There are five main sectors of corporate bonds: industrials, banks/finance, public utilities, transportation, and Yankee and Canadian bonds.  The secondary market for corporate bonds is fairly liquid. Therefore, an investor who wishes to sell a corporate bond will often be able to find a buyer for the security at market prices. However, the market price of a bond may be significantly higher or lower than its face value due to fluctuations in interest rates and other price determining factors.  Other factors include credit risk, market risk, event risk, call risk, make-whole call risk and inflation risk.

Mutual funds are a professionally managed type of collective investment that pools money from many investors and invests it in stocks, bonds, short-term money market instruments, and/or other securities. The mutual fund will have a fund manager that trades the pooled money on a regular basis. Mutual funds allow investors to spread their investment around widely.

An equity security is a share in the capital stock of a company (typically common stock, although preferred equity is also a form of capital stock). The holder of an equity security is a shareholder, owning a share, or fractional part of the issuer. Unlike debt securities, which typically require regular payments (interest) to the holder, equity securities are not entitled to any payment. In bankruptcy, they share only in the residual interest of the issuer after all obligations have been paid out to creditors. However, equity generally entitles the holder to a pro rata portion of control of the company, meaning that a holder of a majority of the equity is usually entitled to control the issuer. Equity also enjoys the right to profits and capital gain, whereas holders of debt securities receive only interest and repayment of principal regardless of how well the issuer performs financially. Furthermore, debt securities do not have voting rights outside of bankruptcy. In other words, equity holders are entitled to the "upside" of the business and to control the business.  Equity securities may include, but not be limited to: bank stock, bank holding company stock, listed stock, savings and loan association stock, savings and loan association holding company stock, subsidiary structured as a limited liability company, subsidiary structured as a limited partnership, limited liability company and unlisted stock.  Equity securities are generally traded on either one of the listed stock exchanges, including NASDAQ or an over-the-counter market. The market value of equity shares is influenced by prevailing economic conditions such as the Company’s performance (i.e. earnings) supply and demand and interest rates.

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

At December 31, 2012, $38.6 million or 5.8% of our securities (excluding Federal Home Loan Bank of Dallas stock) were scheduled to mature in less than one year and securities with maturity dates 10 years and over totaled $110.1 million or 16.7% of the total portfolio. The weighted average contractual maturity of the securities portfolio was 7.0 years. The securities portfolio had a weighted average contractual maturity of 10.2 years in 2011. During 2012 the Company pursued a strategy to shorten the contractual maturity of the investment portfolio. This was done to lower long-term interest rate risk.

At December 31, 2012, securities totaling $602.3 million were classified as available for sale and $58.9 million were classified as held to maturity, compared to $520.5 million classified as available for sale and $112.7 million classified as held to maturity at December 31, 2011.  Gross realized losses were $7,000, $0 and $9,000 for the years ended December 31, 2012, 2011 and 2010. The tax applicable to these transactions amounted to $1.7 million, $1.2 million, and $1.0 million for 2012, 2011 and 2010, respectively.  Proceeds from sales of securities classified as available for sale amounted to $77.9 million, $39.6 million and $31.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Management believes that the Company has both the intent and ability to hold to maturity the $58.9 million in securities in this category. Management has modeled the investment portfolio for liquidity risks and believes that the Company has the ability under multiple interest rate scenarios to hold the portfolio to maturity.  Securities classified as available for sale are at fair value and securities classified as held to maturity are at amortized cost. The Company obtains fair value measurements from an independent pricing service to value securities classified as available for sale. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, market yield curves, prepayment speeds, credit information and the instrument’s contractual terms and conditions, among other things.  For more information on securities and fair value see Notes 5 and Note 22 to the Consolidated Financial Statements.

Total net securities gains were $4.9 million of which net AFS gains totaled $4.8 million and net HTM gains from securities called totaled $0.1 million at December 31, 2012. Securities classified as available for sale had gross unrealized gains totaling $9.8 million at December 31, 2012, which includes $0.8 million in unrealized gains on agency securities, $8.0 million in unrealized gains on corporate bonds, $23,000 in unrealized gains on mutual funds or other equity securities, and $1.0 million in unrealized gains on municipal bonds. Securities classified as available for sale had gross unrealized losses totaling $0.7 million at December 31, 2012, which includes $0.3 million in unrealized losses on agency securities, $0.4 million in unrealized losses on corporate bonds. Held to maturity securities had $0.2 million in gross unrealized gains and $0.2 million in gross unrealized losses as of December 31, 2012. The held to maturity portfolio consisted solely of agency securities at December 31, 2012.

At December 31, 2012, 107 debt securities have gross unrealized losses of $0.9 million or 0.5% of amortized cost. The Company believes that it will collect all amounts contractually due and has the intent and the ability to hold these securities until the fair value is at least equal to the carrying value. The Company had 1 U.S. Treasury security, 40 U.S. Government agency securities and 59 corporate debt securities that had gross unrealized losses for less than 12 months. The Company had 7 debt securities which have been in a continuous unrealized loss position for 12 months or longer. All securities with unrealized losses greater than 12 months were classified as available for sale totaling $2.2 million. Securities with unrealized losses less than 12 months included $153.2 million classified as available for sale and $24.1 million in held to maturity agency securities.

Average securities as a percentage of average interest-earning assets were 50.1% for the year December 31, 2012 and 46.7% for the year ended December 31, 2011.  At December 31, 2012 and 2011 the carrying value of securities pledged to secure public funds totaled $476.5 million and $428.6 million, respectively.

A summary comparison of securities by type at December 31, 2012 and December 31, 2011 is shown below.

	December 31, 2012				December 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S Treasuries	$20,000	$-	$-	$20,000	$-	$-	$-	$-
U.S. Government Agencies	392,616	751	(278)	393,089	319,113	1,422	(328)	320,207
Corporate debt securities	159,488	8,024	(401)	167,111	171,927	6,250	(1,222)	176,955
Mutual funds or other equity securities	2,564	23	-	2,587	2,773	38	-	2,811
Municipal bonds	18,481	1,032	-	19,513	19,916	609	(1)	20,524
Total available for sale securities	$593,149	$9,830	$(679)	$602,300	$513,729	$8,319	$(1,551)	$520,497

Held to maturity:
U.S. Government Agencies	$58,943	$175	$(179)	$58,939	$112,666	$535	$(4)	$113,197
Total held to maturity securities	$58,943	$175	$(179)	$58,939	$112,666	$535	$(4)	$113,197

The Company believes that the securities with unrealized losses reflect impairment that is temporary and that there are currently no securities with other-than-temporary impairment. There were no other-than-temporary impairment charges in 2012. In 2011 the Company recognized a $0.1 million impairment charge on securities. This charge was from the write down of two BBC Capital Trust bonds. In August of 2011 these bonds were sold and $45,000 of the write-down was recovered and recognized as a gain on sale of securities in other noninterest income. During 2010, the Company did not record an impairment write-down on its securities.

Investment Portfolio Maturities and Yields.

The composition and maturities of the investment securities portfolio at December 31, 2012 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.  Actual maturities may be shorter than contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2012
	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years
(in thousands except for %)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Available for sale:
U.S Treasuries	$20,000	0.0%	$-	0.0%	$-	0.0%	$-	0.0%
U.S. Government Agencies	5,182	0.0%	76,987	0.2%	217,683	0.8%	92,764	0.7%
Corporate debt securities	11,891	0.4%	62,523	1.3%	76,714	2.0%	8,360	0.3%
Mutual funds or other equity securities	-	0.0%	-	0.0%	-	0.0%	2,564	6.2%
Municipal bonds	1,378	0.2%	4,732	0.5%	7,002	1.0%	5,369	1.3%
Total available for sale securities	$38,451	0.1%	$144,242	0.6%	$301,399	1.1%	$109,057	0.8%

Held to maturity:
U.S. Government Agencies	$-	-%	$-	-%	$58,943	1.8%	$-	-%
Total held to maturity securities	$-	-%	$-	-%	$58,943	1.8%	$-	-%

	December 31, 2012
(in thousands except for %)	Amortized Cost	Fair Value	Weighted Average Yield
Available for sale:
U.S Treasuries	$20,000	$20,000	0.0%
U.S. Government Agencies	392,616	393,089	1.7%
Corporate debt securities	159,488	167,111	4.0%
Mutual funds or other equity securities	2,564	2,587	4.9%
Municipal bonds	18,481	19,513	3.1%
Total available for sale securities	$593,149	$602,300	2.6%

Held to maturity:
U.S. Government Agencies	$58,943	$58,939	1.8%
Total held to maturity securities	$58,943	$58,939	1.8%

	December 31, 2011
	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years
(in thousands except for %)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Available for sale:
U.S Treasuries	$-	-%	$-	-%	$-	-%	$-	-%
U.S. Government Agencies	2,026	0.3%	8,512	1.5%	98,502	2.4%	210,074	3.2%
Corporate debt securities	9,916	6.6%	47,835	4.3%	107,723	4.4%	6,453	6.3%
Mutual funds or other equity securities	-	-%	-	-%	-	-%	2,773	2.8%
Municipal bonds	1,325	2.5%	3,550	0.9%	8,242	3.1%	6,798	4.2%
Total available for sale securities	$13,267	5.2%	$59,897	3.7%	$214,467	3.5%	$226,098	3.3%

Held to maturity:
U.S. Government Agencies	$-	-%	$10,015	1.9%	$50,535	3.1%	$52,116	3.8%
Total held to maturity securities	$-	-%	$10,015	1.9%	$50,535	3.1%	$52,116	3.8%

	December 31, 2011
(in thousands except for %)	Amortized Cost	Fair Value	Weighted Average Yield
Available for sale:
U.S Treasuries	$-	$-	-%
U.S. Government Agencies	319,113	320,207	2.9%
Corporate debt securities	171,927	176,956	4.6%
Mutual funds or other equity securities	2,773	2,810	2.5%
Municipal bonds	19,916	20,524	3.0%
Total available for sale securities	$513,729	$520,497	3.5%

Held to maturity:
U.S. Government Agencies	$112,666	$113,197	3.9%
Total held to maturity securities	$112,666	$113,197	3.3%

Deposits.

The following table sets forth the distribution of our total deposit accounts, by account type, for the periods indicated.

	December 31, 2012			December 31, 2011			December 31, 2010
(in thousands except for %)	Balance	As % of Total	Weighted Average Rate	Balance	As % of Total	Weighted Average Rate	Balance	As % of Total	Weighted Average Rate
Noninterest-bearing Demand	$192,232	15.3%	0.0%	$167,925	13.9%	0.0%	$130,897	13.0%	0.0%
Interest-bearing Demand	348,870	27.9%	0.0%	289,408	24.0%	0.4%	192,139	19.1%	0.5%
Savings	63,062	5.0%	0.0%	57,452	4.7%	0.1%	46,663	4.6%	0.1%
Time	648,448	51.8%	1.6%	692,517	57.4%	1.9%	637,684	63.3%	2.3%
Total Deposits	$1,252,612	100.0%		$1,207,302	100.0%		$1,007,383	100.0%

The aggregate amount of time deposits having a remaining term of more than year for the next five years are as follows:

(in thousands)	December 31, 2012
2013	$393,984
2014	173,870
2015	44,314
2016	14,964
2017 and thereafter	21,316
Total	$648,448

The table above includes, for December 31, 2012, brokered deposits totaling $15.9 million of which $10.9 million were in reciprocal time deposits acquired from the Certificate of Deposit Account Registry Service (CDARS).The aggregate amount of jumbo time deposits, each with a minimum denomination of $100,000, was approximately $425.0 million and $463.0 million at December 31, 2012 and 2011, respectively.

The following table sets forth the distribution of our time deposit accounts.

(in thousands)	December 31, 2012	December 31, 2011
Time deposits of less than $100,000	$223,483	$229,505
Time deposits of $100,000 through $250,000	166,858	166,962
Time deposits of more than $250,000	258,107	296,050
Total Time Deposits	$648,448	$692,517

As of December 31, 2012, the aggregate amount of time deposits in amounts greater than or equal to $100,000 was approximately $425.0 million.  The following table sets forth the maturity of these time deposits as of December 31, 2012, 2011 and 2010.

	December 31, 2012		December 31, 2011		December 31, 2010
(in thousands except for %)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Due in one year or less	$281,197	2.4%	$339,192	1.5%	$209,979	1.3%
Due after one year through three years	126,495	1.7%	100,318	2.3%	189,833	2.6%
Due after three years	17,273	2.2%	23,502	3.0%	20,331	3.5%
Total	$424,965	1.5%	$463,012	1.8%	$420,143	2.0%

The following table sets forth public funds as a percent of total deposits.

(in thousands except for %)	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
Total Public Funds	$470,498	$431,905	$356,153	$268,474
Total Deposits	$1,252,612	$1,207,302	$1,007,383	$799,746
Total Public Funds as a percent of Total Deposits	37.6%	35.8%	35.4%	33.6%

Borrowings.

The following table sets forth information concerning balances and interest rates on all of our short-term borrowings at the dates and for the periods indicated.

(in thousands except for %)	December 31, 2012	December 31, 2011	December 31, 2010
Outstanding at year end	$14,746	$12,223	$12,589
Maximum month-end outstanding	$31,850	$22,493	$30,465
Average daily outstanding	$14,560	$11,030	$13,086
Weighted average rate during the year	0.25%	0.18%	0.21%
Average rate at year end	0.75%	0.21%	0.21%

Stockholders’ Equity and Return on Equity and Assets.

Stockholders’ equity provides a source of permanent funding, allows for future growth and the ability to absorb unforeseen adverse developments. At December 31, 2012, stockholders’ equity totaled $134.2 million compared to $126.6 million at December 31, 2011.  Information regarding performance and equity ratios is as follows:

	December 31, 2012	December 31, 2011	December 31, 2010
Return on average assets	0.89%	0.65%	0.99%
Return on average common equity	13.03%	9.77%	12.65%
Return on average common equity adjusted for preferred stock dividends	10.90	7.37	10.97
Dividend payout ratio	40.00%	59.60%	40.94%

Results of Operations for the Years Ended December 31, 2012 and 2011

Net Income.

Net income for the year ended December 31, 2012 was $12.1 million, an increase of $4.0 million or 50.1%, from $8.0 million for the year ended December 31, 2011. Net income available to common shareholders for the period ending December 31, 2012 was $10.1 million, an increase of $4.0 million from the $6.1 million for the year ended December 31, 2011. The increase of net income is primarily attributable to a decrease of $6.1 million in the provision for loan loss expense. Earnings per common share for the year ended December 31, 2012 was $1.60 per common share, an increase of 63.3% or $0.62 per common share from $0.98 per common share for the year ended December 31, 2011. The weighted average common shares outstanding for 2012 were 6,292,855 compared to 6,205,652 for 2011.

Net Interest Income.

Net interest income is the largest component of our earnings. It is calculated by subtracting the cost of interest-bearing liabilities from the income earned on interest-earning assets and represents the earnings from our primary business of taking in deposits and making loans and buying investment securities. Our long-term objective is to manage this income to provide the optimum return that balances interest rate, credit and liquidity risks.  A financial institution’s asset and liability structure is substantially different from that of an industrial company, in that virtually all assets and liabilities are monetary in nature. Accordingly, changes in interest rates, which are generally impacted by inflation rates, may have a significant impact on a financial institution’s performance. The impact of interest rate changes depends on the sensitivity to change of our interest-earning assets and interest-bearing liabilities.

Net interest income in 2012 was $42.1 million, an increase of $2.6 million or 6.5%, when compared to $39.5 million in 2011.  Interest on loans increased $1.3 million, or 3.7% to $36.1 million for the year ended December 31, 2012 from $34.8 million for the same period in 2011. Approximately $0.9 million of the increase in loan income can be attributed to an increase in the yield and approximately $0.4 million attributed to an increase in the volume of loans.

Interest on securities decreased $0.7 million to $18.9 million for 2012 compared to $19.7 million for 2011. The average securities portfolio for 2012 was $659.4 million compared to $555.8 million for 2011. This decrease reflects the compression of securities yields during 2012. This compression results from the low interest environment that is exacerbated by continued net foreign investment inflows in U.S. securities.

Interest expense decreased $2.0 million for the year ended December 31, 2012 to $13.1 million. Average interest-bearing deposits for 2012 were $900.4 million compared to $953.8 million for 2011.  Average borrowings for 2012 were $16.5 million compared to $12.7 million in 2011. The average yield on interest-bearing liabilities for 2012 was 1.4% compared to 1.6% for 2011.

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

The following tables set forth average balance sheet, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	December 31, 2012			December 31, 2011			December 31, 2010
(in thousands except for %)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-earning deposits with banks	$46,188	$92	0.2%	$29,733	$50	0.2%	$16,923	$41	0.2%
Securities (including FHLB stock)	659,440	18,949	2.9%	555,808	19,691	3.5%	342,589	15,043	4.4%
Federal funds sold	19,397	10	0.1%	23,172	19	0.1%	11,007	13	0.1%
Loans held for sale	209	8	3.8%	199	10	5.0%	91	5	5.5%
Loans, net of unearned income	589,735	36,136	6.1%	582,488	34,839	6.0%	593,429	36,288	6.1%
Total interest-earning assets	$1,314,969	$55,195	4.2%	$1,191,400	$54,609	4.6%	$964,039	$51,390	5.3%

Noninterest-earning assets:
Cash and due from banks	$10,275			$9,418			$17,961
Premises and equipment, net	19,787			17,893			16,662
Other assets	12,482			11,876			17,019
Total Assets	$1,357,513			$1,230,587			$1,015,681

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Demand deposits	$175,979	$1,383	0.8%	$221,053	$920	0.4%	$185,195	$846	0.5%
Savings deposits	59,899	55	0.1%	53,043	50	0.1%	43,544	42	0.1%
Time deposits	664,529	11,560	1.7%	679,736	13,962	2.1%	529,181	12,218	2.3%
Borrowings	16,508	122	0.7%	12,742	186	1.5%	27,324	117	0.4%
Total interest-bearing liabilities	$916,915	$13,120	1.4%	$966,574	$15,118	1.6%	$785,244	$13,223	1.7%

Noninterest-bearing liabilities:
Demand deposits	$302,207			$149,523			$125,520
Other	6,400			6,169			5,343
Total Liabilities	$1,225,522			$1,122,266			$916,107

Stockholders' equity	131,991			108,321			99,574
Total Liabilities and Stockholders'	$1,357,513			$1,230,587			$1,015,681
Net interest income		$42,075			$39,491			$38,167

Net interest rate spread(1)			2.8%			3.0%			3.6%
Net interest-earning assets(2)	$398,054			$224,826			$178,795
Net interest margin(3)			3.2%			3.3%			4.0%

Average interest-earning assets to interest-bearing liabilities			143.4%			123.3%			122.8%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended December 31,
	2012 Compared to 2011				2011 Compared to 2010
	Increase (Decrease) Due To				Increase (Decrease) Due To
(in thousands except for %)	Volume	Rate	Rate/Volume	Increase/Decrease	Volume	Rate	Rate/Volume	Increase/Decrease
Interest earned on:
Interest-earning deposits with banks	$28	$9	$5	$42	$31	$(13)	$(9)	$9
Securities (including FHLB stock)	3,671	(3,720)	(693)	(742)	9,362	(2,906)	(1,809)	4,647
Federal funds sold	(3)	(7)	1	(9)	14	(4)	(4)	6
Loans held for sale	1	(2)	(1)	(2)	6	-	(1)	5
Loans, net of unearned income	432	853	12	1,297	(669)	(795)	15	(1,449)
Total interest income	4,129	(2,867)	(676)	586	8,744	(3,718)	(1,808)	3,218

Interest paid on:
Demand deposits	(187)	817	(167)	463	164	(75)	(15)	74
Savings deposits	6	(1)	-	5	9	(1)	-	8
Time deposits	(313)	(2,137)	48	(2,402)	3,476	(1,348)	(384)	1,744
Borrowings	55	(92)	(27)	(64)	(62)	282	(150)	70
Total interest expense	(439)	(1,413)	(146)	(1,998)	3,587	(1,142)	(549)	1,896

Change in net interest income	$4,568	$(1,454)	$(530)	$2,584	$5,157	$(2,576)	$(1,259)	$1,322

Provision for Loan Losses.

The provision for loan losses was $4.1 million and $10.2 million in 2012 and 2011, respectively. The decreased 2012 provision is attributable to $2.7 million in net loan charge-offs during 2012 compared to $9.6 million in 2011. Of the loan charge-offs in 2012, approximately $2.1 million were loans secured by real estate of which $0.5 million were commercial real estate and approximately $1.5 million were residential properties. The loan charge-offs for commercial and industrial loans totaled $0.8 million. Recoveries for 2012 of $0.8 million were recognized on loans previously charged off as compared to $0.7 million in 2011. The allowance for loan losses at December 31, 2012 was $10.3 million, compared to $8.9 million at December 31, 2011, and was 1.64% and 1.55% of total loans, respectively. Management believes that the current level of the allowance is adequate to cover losses in the loan portfolio given the current economic conditions, expected net charge-offs and nonperforming asset levels.

Noninterest Income.

Noninterest income totaled $11.1 million in 2012 which is relatively unchanged when compared to $11.3 million in 2011. Service charges, commissions and fees totaled $4.8 million for 2012 and $4.6 million for 2011. Realized gains from securities totaled $4.9 million for 2012 compared to $3.5 million for 2011. Other noninterest income increased $0.2 million to $1.7 million in 2012 from $1.5 million in 2011. In 2011 the Company recognized a $1.7 million gain on acquisition which is reported in the noninterest income section of the income statement.

Noninterest Expense.

Noninterest expense totaled $31.2 million in 2012 and $28.8 million in 2011. Salaries and benefits increased $1.1 million in 2012 to $13.7 million compared to $12.5 million in 2011. This can be partly explained by the total number of employees increasing from 269 full-time equivalents at December 31, 2011 to 274 at December 31, 2012. Occupancy and equipment expense totaled $3.7 million and $3.5 million in 2012 and 2011, respectively.  Other noninterest expense totaled $13.8 million in 2012, an increase of $1.0 million or 7.5% when compared to $12.8 million in 2011. Regulatory assessment expense totaled $1.5 million in 2012 compared to $1.7 million in 2011. For 2012 the net cost of other real estate and repossessions increased $0.8 million to $2.1 million, when compared to $1.3 million in 2011.

The following is a summary of the significant components of other noninterest expense:

(in thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Other noninterest expense:
Legal and professional fees	$1,990	$2,208	$1,791
Data processing	1,225	1,230	1,143
Marketing and public relations	697	654	1,426
Taxes - sales, capital, and franchise	661	640	620
Operating supplies	581	574	594
Travel and lodging	523	492	435
Telephone	220	197	177
Amortization of core deposits	350	285	218
Donations	195	297	778
Net costs from other real estate and repossessions	2,083	1,317	858
Regulatory assessment	1,471	1,663	1,496
Other	3,784	3,262	2,331
Total other noninterest expense	$13,780	$12,819	$11,867

During 2010, the Company made a noncash donation of approximately $0.7 million associated with the sale of our sale the Benton, Louisiana branch facility.  This donation is reflected in marketing and public relations expense.

Total noninterest expense includes expenses paid to related parties. Related parties include the Company’s executive officers, directors and certain business organizations and individuals with which such persons are associated. During the years ended 2012, 2011, and 2010, the Company paid approximately $2.5 million, $2.3 million and $2.2 million, respectively, for goods and services from related parties. See Note 17 to the Consolidated Financial Statements for additional information.

Income Taxes.

The provision for income taxes for the years ended December 31, 2012, 2011, and 2010 was $5.9 million, $3.7 million, and $5.2 million, respectively. The increase in the provision for income taxes is a result of higher income and non-taxable gain on acquisition for 2011 when compared to 2012. The Company's statutory tax rate was 35.0%, 34.0%, and 34.2% in 2012, 2011 and 2010, respectively. See Note 20 to the Consolidated Financial Statements for additional information.

Results of Operations for the Years Ended December 31, 2011 and 2010

Net Income.

Net income for the year ended December 31, 2011 was $8.0 million, a decrease of $2.0 million or 25.0%, from $10.0 million for the year ended December 31, 2010. Net income available to common shareholders for the period ending December 31, 2011 was $6.1 million, a decrease of $2.6 million from the $8.7 million for the year ended December 31, 2010. The decrease is primarily attributable to an increase of $4.5 million in the provision for loan loss expense. Net interest income increased by $1.3 million. In addition, net gains on sales of securities increased $0.7 million from $2.8 million in 2010 to $3.5 million in 2011 while having a loss from impaired securities in 2011 of $0.1 million compared to having no loss in on impaired securities in 2010. Noninterest expense increased $2.0 million primarily from increased salaries expense as well as an increase in other expenses which include: professional fees, data processing, advertising, insurance, travel, depreciation, sales and franchise tax as well as tax on capital. Income tax expense decreased by $1.5 million due to the decrease in net income and the increase in non-taxable income from the Company's gain on acquisition. Earnings per common share for the year ended December 31, 2011 was $0.98 per common share, a decrease of 31.0% or $0.44 per common share from $1.42 per common share for the year ended December 31, 2010.

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

Income Taxes.

The provision for income taxes for the years ended December 31, 2011, 2010, and 2009 was $3.7 million, $5.2 million, and $3.7 million respectively. The decrease in the provision for income taxes is a result of lower income and an increase in non-taxable income for 2011 when compared to 2010. The Company's statutory tax rate in 2011 was 34.0% which was relatively unchanged from 34.2% and 34.0% in 2010 and 2009, respectively.

Asset/Liability Management and Market Risk

Asset/Liability Management.

Our asset/liability management (ALM) process consists of quantifying, analyzing and controlling interest rate risk (IRR) to maintain reasonably stable net interest income levels under various interest rate environments. The principal objective of ALM is to maximize net interest income while operating within acceptable limits established for interest rate risk and to maintain adequate levels of liquidity.

The majority of our assets and liabilities are monetary in nature. Consequently, one of our most significant forms of market risk is interest rate risk. Our assets, consisting primarily of loans secured by real estate and fixed rate securities in our investment portfolio, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Our Board of Directors has established two committees, the Management Asset Liability Committee and the Board Investment Committee, to oversee the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. The Management Asset Liability Committee is comprised of senior members of Management and meets as needed to review our asset liability policies and interest rate risk position.  The Board Investment Committee is comprised of board members and meets monthly.  Senior Management makes a monthly report to the Board Investment Committee.

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

The following interest sensitivity analysis is one measurement of interest rate risk and is set forth on the following table. This analysis, which we prepare monthly, reflects the contractual maturity characteristics of assets and liabilities over various time periods. This analysis does not factor in prepayments which may significantly change the report.  This table includes nonaccrual loans in their respective maturity periods.  The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at December 31, 2012 shown below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

	December 31, 2012
	Interest Sensitivity Within
(in thousands)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$87,558	$124,277	$211,835	$418,222	$630,057
Securities (including FHLB stock)	32,897	7,003	39,900	622,618	662,518
Federal Funds Sold	2,891	-	2,891	-	2,891
Other earning assets	73,938	-	73,938	-	73,938
Total earning assets	$197,284	$131,280	$328,564	$1,040,840	$1,369,404

Source of Funds:
Interest-bearing accounts:
Demand deposits	$348,870	$-	$348,870	$-	$348,870
Savings deposits	63,062	-	63,062	-	63,062
Time deposits	108,152	285,332	393,484	254,964	648,448
Short-term borrowings	14,746	-	14,746	-	14,746
Long-term borrowings	150	450	600	500	1,100
Noninterest-bearing, net	-	-	-	293,178	293,178
Total source of funds	$534,980	$285,782	$820,762	$548,642	$1,369,404

Period gap	$(337,696)	$(154,502)	$(492,198)	$492,198
Cumulative gap	$(337,696)	$(492,198)	$(492,198)	$-

Cumulative gap as a percent of earning assets	-24.7%	-35.9%	-35.9%

Net Interest Income at Risk.

Net interest income (NII) at risk measures the risk of a decline in earnings due to changes in interest rates. The table below presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in the yield curve at December 31, 2012. Shifts are measured in 100 basis point increments (+200 through -100 basis points,) from base case. Base case encompasses key assumptions for asset/liability mix, loan and deposit growth, pricing, prepayment speeds, deposit decay rates, securities portfolio cash flows and reinvestment strategy and the market value of certain assets under the various interest rate scenarios. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous shocks are performed against that yield curve.

December 31, 2012
Change in Interest Rates (basis points)	Estimated Increase (Decrease) in NII
-100	-0.5%
Stable	0.0%
+100	2.6%
+200	2.1%

The increasing rate scenarios show slightly higher levels of net interest income and higher levels of volatility. The decreasing scenarios show slightly lower levels of NII. These scenarios are instantaneous shocks that assume balance sheet management will mirror the base case. Should the yield curve begin to rise or fall, Management has several strategies available to maximize earnings opportunities or offset the negative impact to earnings. For example, in a falling rate environment, deposit pricing strategies could be adjusted to further sway customer behavior to non-contractual or short-term (less than 12 months) contractual deposit products which would reset downward with the changes in the yield curve and prevailing market rates. Another opportunity at the start of such a cycle would be reinvesting the securities portfolio cash flows into longer term, non-callable bonds that would lock in higher yields.

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

The Company pursued a strategy in 2012 to reduce long term interest rate risk.  The contractual maturity of the investment portfolio was shortened to lower cash flow extension risk.  Deposit maturities were extended and generally priced lower.  The Company continued to generate floating rate loans to reduce the risk to net interest income should interest rates rise.

Liquidity and Capital Resources

Liquidity.

Liquidity refers to the ability or flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows the Company to have sufficient funds available to meet customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. Liquid assets include cash and due from banks, interest-earning demand deposits with banks, federal funds sold and available for sale investment securities. Including securities pledged to collateralize public fund deposits.

Loans maturing within one year or less at December 31, 2012 totaled $196.3 million. At December 31, 2012, time deposits maturing within one year or less totaled $394.0 million.

The Company maintained a net borrowing capacity, excluding letters of credit of $50.0 million, at the Federal Home Loan Bank totaling $99.0 million and $134.9 million at December 31, 2012 and 2011, respectively. We also maintain federal funds lines of credit at three correspondent banks with borrowing capacity of $76.6 million at December 31, 2012.

Capital Resources

The Company's capital position is reflected in stockholders’ equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total stockholders’ equity increased $7.6 million or 6.0% to $134.2 million at December 31, 2012 from $126.6 million at December 31, 2011. The increase in stockholders’ equity is attributable to the $12.1 million in consolidated earnings and $1.6 million increase in accumulated other comprehensive income. The increases were partially offset by $4.0 million in dividends on common stock, $2.0 million in dividends on preferred stock and $0.1 million of purchases of the Company’s common stock into treasury.

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

Set forth below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at December 31, 2012 and December 31, 2011:

Contract Amount
(in thousands)	December 31, 2012	December 31, 2011
Commitments to Extend Credit	$26,775	$13,264
Unfunded Commitments under lines of credit	$71,423	$69,522
Commercial and Standby letters of credit	$5,470	$6,745

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

Standby and commercial letters of credit are conditional commitments to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The majority of these guarantees are short-term, one year or less; however, some guarantees extend for up to three years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral requirements are the same as on-balance sheet instruments and commitments to extend credit.  There were no losses incurred on any commitments in 2012, 2011 or 2010.

Contractual Obligations

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2012. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

Payments Due by Period:	December 31, 2012
(in thousands)	One Year or Less	One Through Three Years	Over Three Years	Total
Operating leases	$28	$56	$28	$112
Software contracts	1,407	2,814	1,407	5,628
Time deposits	393,984	218,184	36,280	648,448
Short-term borrowings	14,746	-	-	14,746
Long-term borrowings	600	500	-	1,100
Total	$410,765	$221,554	$37,715	$670,034

Impact of Inflation and Changing Prices

The consolidated financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, the majority of the Company’s assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on the Company’s performance than does the effect of inflation. Although fluctuations in interest rates are neither completely predictable or controllable, the Company regularly monitors its interest rate position and oversees its financial risk management by establishing policies and operating limits (see “Asset/Liability Management and Market Risk” section). Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates. Although not as critical to the banking industry as to other industries, inflationary factors may have some impact on the Company’s growth, earnings, total assets and capital levels. Management does not expect inflation to be a significant factor in 2013.

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

For discussion on this matter, see the “Asset/Liability Management and Market Risk” section of Management's Discussion and Analysis.

Item 8 - Financial Statements and Supplementary Data

Report of Castaing, Hussey & Lolan, LLC
Independent Registered Accounting Firm

To the Stockholders and Board of Directors
First Guaranty Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of First Guaranty Bancshares, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Guaranty Bancshares, Inc. as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also audited, in accordance with the standards of the American Institute of Certified Public Accountants, First Guaranty Bancshares, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March, 27 2013, expressed an unqualified opinion thereon.

/s/ Castaing, Hussey & Lolan, LLC

Castaing, Hussey & Lolan, LLC
New Iberia, Louisiana
March 27, 2013

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2012	December 31, 2011
Assets
Cash and cash equivalents:
Cash and due from banks	$83,330	$43,810
Interest-earning demand deposits with banks	12	2
Federal funds sold	2,891	68,630
Cash and cash equivalents	86,233	112,442

Interest-earning time deposits with banks	747	-

Investment securities:
Available for sale, at fair value	602,300	520,497
Held to maturity, at cost (estimated fair value of $58,939 and $113,197, respectively)	58,943	112,666
Investment securities	661,243	633,163

Federal Home Loan Bank stock, at cost	1,275	643
Loans held for sale	557	-

Loans, net of unearned income	629,500	573,100
Less: allowance for loan losses	10,342	8,879
Net loans	619,158	564,221

Premises and equipment, net	19,564	19,921
Goodwill	1,999	1,999
Intangible assets, net	2,413	2,811
Other real estate, net	2,394	5,709
Accrued interest receivable	6,711	8,128
Other assets	5,009	4,829
Total Assets	$1,407,303	$1,353,866

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing demand	$192,232	$167,925
Interest-bearing demand	348,870	289,408
Savings	63,062	57,452
Time	648,448	692,517
Total deposits	1,252,612	1,207,302

Short-term borrowings	14,746	12,223
Accrued interest payable	2,840	3,509
Long-term borrowing	1,100	3,200
Other liabilities	1,824	1,030
Total Liabilities	1,273,122	1,227,264

Stockholders' Equity
Preferred stock:
Series C - $1,000 par value - authorized 39,435 shares; issued and outstanding 39,435	39,435	39,435
Common stock:¹
$1 par value - authorized 100,600,000 shares; issued 6,294,227 shares	6,294	6,294
Surplus	39,387	39,387
Treasury stock, at cost, 2,895 and 0 shares, respectively	(54)	-
Retained earnings	43,071	37,019
Accumulated other comprehensive income	6,048	4,467
Total Stockholders' Equity	134,181	126,602
Total Liabilities and Stockholders' Equity	$1,407,303	$1,353,866

See Notes to the Consolidated Financial Statements.
¹2011 share amounts reflect the ten percent stock dividend paid February 24, 2012 to stockholders of record as of February 17, 2012.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
(in thousands, except share data)	December 31, 2012	December 31, 2011	December 31, 2010
Interest Income:
Loans (including fees)	$36,136	$34,839	$36,288
Loans held for sale	8	10	5
Deposits with other banks	92	50	41
Securities (including FHLB stock)	18,949	19,691	15,043
Federal funds sold	10	19	13
Total Interest Income	55,195	54,609	51,390

Interest Expense:
Demand deposits	1,383	920	846
Savings deposits	55	50	42
Time deposits	11,560	13,962	12,218
Borrowings	122	186	117
Total Interest Expense	13,120	15,118	13,223

Net Interest Income	42,075	39,491	38,167
Less: Provision for loan losses	4,134	10,187	5,654
Net Interest Income after Provision for Loan Losses	37,941	29,304	32,513

Noninterest Income:
Service charges, commissions and fees	4,770	4,596	4,133
Net gains on securities	4,868	3,531	2,824
Loss on securities impairment	-	(97)	-
Net (loss) gains on sale of loans	(68)	114	283
(Loss) gain on sale of fixed assets	(109)	1	962
Gain on acquisition	-	1,665	-
Other	1,679	1,463	1,363
Total Noninterest Income	11,140	11,273	9,565

Noninterest Expense:
Salaries and employee benefits	13,668	12,529	11,769
Occupancy and equipment expense	3,713	3,473	3,191
Other	13,780	12,819	11,867
Total Noninterest Expense	31,161	28,821	26,827

Income Before Income Taxes	17,920	11,756	15,251
Less: Provision for income taxes	5,861	3,723	5,226
Net Income	$12,059	$8,033	$10,025
Preferred stock dividends	(1,972)	(1,976)	(1,333)
Income Available to Common Shareholders	$10,087	$6,057	$8,692

Per Common Share:¹
Earnings	$1.60	$0.98	$1.42
Cash dividends paid	$0.64	$0.58	$0.58

Weighted Average Common Shares Outstanding	6,292,855	6,205,652	6,115,608

See Notes to Consolidated Financial Statements
¹2011 and 2010 share amounts reflect the ten percent stock dividend paid February 24, 2012 to stockholders of record as of February 17, 2012.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended
(in thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Net Income	$12,059	$8,033	$10,025
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding gains arising during the period	6,449	8,257	488
Reclassification adjustments for net gains included in net income	(4,868)	(3,531)	(2,824)
Other comprehensive income, net of tax	1,581	4,726	(2,336)
Comprehensive Income	$13,640	$12,759	$7,689

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Series A	Series B	Series C					Accumulated
	Preferred	Preferred	Preferred	Common				Other
	Stock	Stock	Stock	Stock		Treasury	Retained	Comprehensive
	$1,000 Par	$1,000 Par	$1,000 Par	$1 Par1	Surplus	Stock	Earnings	Income/(Loss)	Total
(in thousands, except share data)
Balance December 31, 2009	$19,630	$1,140	$-	$6,116	$36,240	$-	$29,732	$2,077	$94,935
Net income	-	-	-	-	-	-	10,025	-	10,025
Change in unrealized loss on AFS securities, net of reclassification adjustments and taxes	-	-	-	-	-	-	-	(2,336)	(2,336)
Cash dividends on common stock ($0.58 per share)	-	-	-	-	-	-	(3,558)	-	(3,558)
Preferred stock dividends, amortization and accretion	229	(24)	-	-	-	-	(1,333)	-	(1,128)
Balance December 31, 2010	$19,859	$1,116	$-	$6,116	$36,240	-	$34,866	$(259)	$97,938
Net income	-	-	-	-	-	-	8,033	-	8,033
Change in unrealized loss on AFS securities, net of reclassification adjustments and taxes	-	-	-	-	-	-	-	4,726	4,726
Common stock issued in acquisition, 179,036 shares1	-	-	-	178	3,147	-	(294)	-	3,031
Preferred stock issued	-	-	39,435	-	-	-	-	-	39,435
Cash dividends on common stock ($0.58 per share)	-	-	-	-	-	-	(3,610)	-	(3,610)
Preferred stock repurchase, Series A & B	(20,030)	(1,098)	-	-	-	-	-	-	(21,128)
Preferred stock dividends, amortization and accretion	171	(18)	-	-	-	-	(1,976)	-	(1,823)
Balance December 31, 2011	$-	$-	$39,435	$6,294	$39,387	-	$37,019	$4,467	$126,602
Net income	-	-	-	-	-	-	12,059	-	12,059
Change in unrealized gain on AFS securities, net of reclassification adjustments and taxes	-	-	-	-	-	-	-	1,581	1,581
Treasury shares purchased, at cost, 2,895 shares	-	-	-	-	-	(54)	-	-	(54)
Cash dividends on common stock ($0.64 per share)	-	-	-	-	-	-	(4,035)	-	(4,035)
Preferred stock dividends	-	-	-	-	-	-	(1,972)	-	(1,972)
Balance December 31, 2012	$-	$-	$39,435	$6,294	$39,387	$(54)	$43,071	$6,048	$134,181

See Notes to Consolidated Financial Statements
¹2009 through 2011 share amounts reflect the ten percent stock dividend paid February 24, 2012 to stockholders of record as of February 17, 2012.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(in thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Cash Flows From Operating Activities:
Net income	$12,059	$8,033	$10,025
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,134	10,187	5,654
Depreciation and amortization	2,096	1,718	1,465
Net amortization of investments	1,962	1,109	71
Gain on acquisition	-	(1,665)	-
Gain on sale/call of securities	(4,868)	(3,531)	(2,824)
Loss (gain) on sale of assets	259	(116)	(1,244)
Other than temporary impairment charge on securities	-	97	-
ORE writedowns and loss on disposition	1,480	764	693
FHLB stock dividends	(4)	(5)	(8)
Non-cash donation	-	-	705
Net increase in loans held for sale	(557)	-	-
Change in other assets and liabilities, net	338	1,379	2,043
Net cash provided by operating activities	16,899	17,970	16,580

Cash Flows From Investing Activities:
Proceeds from maturities, calls and sales of HTM securities	144,640	227,565	12,724
Proceeds from maturities, calls and sales of AFS securities	782,706	490,661	800,346
Funds invested in HTM securities	(65,873)	(190,125)	(159,831)
Funds Invested in AFS securities	(884,258)	(668,616)	(864,419)
Proceeds from sale/redemption of Federal Home Loan Bank stock	4,030	2,483	2,972
Funds invested in Federal Home Loan Bank stock	(4,658)	(1,440)	(2,032)
Funds invested in time deposits with banks	(747)	-	-
Net (increase) decrease in loans	(63,864)	50,099	5,718
Purchases of premises and equipment	(1,566)	(2,337)	(1,327)
Proceeds from sales of premises and equipment	178	24	1,100
Proceeds from sales of other real estate owned	6,632	2,230	2,677
Cash received in excess of cash paid in acquisition	-	4,992	-
Net cash used in investing activities	(82,780)	(84,464)	(202,072)

Cash Flows From Financing Activities:
Net increase in deposits	45,310	121,891	207,637
Net increase (decrease) in federal funds purchased and short-term borrowings	2,523	(366)	660
Proceeds from long-term borrowings	-	3,500	-
Repayment of long-term borrowings	(2,100)	(3,800)	(20,000)
Repurchase of preferred stock	-	(21,128)	-
Repurchase of common stock	(54)	-	-
Proceeds from issuance of preferred stock	-	39,435	-
Dividends paid	(6,007)	(5,433)	(4,686)
Net cash provided by financing activities	39,672	134,099	183,611

Net (decrease) increase in cash and cash equivalents	(26,209)	67,605	(1,881)
Cash and cash equivalents at the beginning of the period	112,442	44,837	46,718
Cash and cash equivalents at the end of the period	$86,233	$112,442	$44,837

Noncash activities:
Non-cash donation	$-	$-	$705
Loans transferred to foreclosed assets	$4,793	$5,817	$3,288
Common stock issued in acquisition (179,036 shares)	$-	$3,031	$-

Cash paid during the period:
Interest on deposits and borrowed funds	$13,789	$15,148	$12,203
Income taxes	$5,800	$2,850	$5,600

See Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Business and Summary of Significant Accounting Policies

Business

First Guaranty Bancshares, Inc. (the “Company”) is a Louisiana corporation headquartered in Hammond, LA. The Company owns all of the outstanding shares of common stock of First Guaranty Bank. First Guaranty Bank (the “Bank”) is a Louisiana state-chartered commercial bank that provides a diversified range of financial services to consumers and businesses in the communities in which it operates. These services include consumer and commercial lending, mortgage loan origination, the issuance of credit cards and retail banking services. The Bank also maintains an investment portfolio comprised of government, government agency, corporate, and municipal securities. The Bank has twenty-one banking offices, including one drive-up banking facility, and twenty-eight automated teller machines (ATMs) in north and south Louisiana.

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

Acquisition Accounting

Acquisitions are accounted for under the purchase method of accounting. Purchased assets, including identifiable intangibles, and assumed liabilities are recorded at their respective acquisition date fair values. If the fair value of net assets purchased exceeds the consideration given, a “gain on acquisition” is recognized. If the consideration given exceeds the fair value of the net assets received, goodwill is recognized. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available. Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan losses. See Acquired Loans section below for accounting policy regarding loans acquired in a business combination.

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

Securities

The Company reviews its financial position, liquidity and future plans in evaluating the criteria for classifying investment securities. Debt securities that Management has the ability and intent to hold to maturity are classified as held to maturity and carried at cost, adjusted for amortization of premiums and accretion of discounts using methods approximating the interest method. Securities available for sale are stated at fair value. The unrealized difference, if any, between amortized cost and fair value of these AFS securities is excluded from income and is reported, net of deferred taxes, in the consolidated statements of comprehensive income. Realized gains and losses on securities are computed based on the specific identification method and are reported as a separate component of other income.

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

Accrual of interest is discontinued on a loan when Management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that reasonable doubt exists as to the full and timely collection of principal and interest. This evaluation is made for all loans that are 90 days or more contractually past due. When a loan is placed in nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of interest and principal is probable. Loans are returned to accrual status when, in the judgment of Management, all principal and interest amounts contractually due are reasonably assured of repayment within a reasonable time frame and when the borrower has demonstrated payment performance of cash or cash equivalents generally for a period of six months.  All loans, except mortgage loans, are considered past due if they are past due 30 days. Mortgage loans are considered past due when two consecutive payments have been missed. Loans that are past due 90-120 days and deemed uncollectible are charged-off. The loan charge off is a reduction of the allowance for loan losses.

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

Acquired Loans

Acquired loans are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan losses. Acquired loans are segregated between those with deteriorated credit quality at acquisition and those deemed as performing. To make this determination, Management considers such factors as past due status, nonaccrual status, credit risk ratings, interest rates and collateral position. The fair value of acquired loans deemed performing is determined by discounting cash flows, both principal and interest, for each pool at prevailing market interest rates as well as consideration of inherent potential losses. The difference between the fair value and principal balances due at acquisition date, the fair value discount, is accreted into income over the estimated life of each loan pool.

Purchased loans acquired in a business combination are recorded at their estimated fair value on their purchase date with no carryover of the related allowance for loan losses. Performing acquired loans are subsequently evaluated for any required allowance at each reporting date. An allowance for loan losses is calculated using a similar methodology for originated loans. The allowance as determined for each loan pool is compared to the remaining fair value discount for that pool. If greater, the excess is recognized as an addition to the allowance through a provision for loan losses. If less than the discount, no additional allowance is recorded.

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

The following are general credit risk factors that affect the Company's loan portfolio segments.  These factors do not encompass all risks associated with each loan category.  Construction and land development loans have risks associated with interim construction prior to permanent financing and repayment risks due to the future sale of developed property.  Farmland and agricultural loans have risks such as weather, government agricultural policies, fuel and fertilizer costs, and market price volatility.  1-4 family, multi-family, and consumer credits are strongly influenced by employment levels, consumer debt loads and the general economy.  Non-farm non-residential loans include both owner occupied real estate and non-owner occupied real estate.  Common risks associated with these properties is the ability to maintain tenant leases and keep lease income at a level able to service required debt and operating expenses.  Commercial and industrial loans generally have non-real estate secured collateral which requires closer monitoring than real estate collateral.

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

Goodwill and Intangible assets
Intangible assets are comprised of goodwill, core deposit intangibles and mortgage servicing rights. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. The Company’s goodwill is tested for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. Adverse changes in the economic environment, declining operations, or other factors could result in a decline in the implied fair value of goodwill. If the implied fair value is less than the carrying amount, a loss would be recognized in other non-interest expense to reduce the carrying amount to implied fair value of goodwill. The Company’s goodwill impairment test includes two steps that are preceded by a, “step zero”, qualitative test.  The qualitative test allows Management to assess whether qualitative factors indicate that it is more likely than not that impairment exists. If it is not more likely than not that impairment exists, then no impairment exists and the two step quantitative test would not be necessary. These qualitative indicators include factors such as earnings, share price, market conditions, etc. If the qualitative factors indicate that it is more likely than not that impairment exists, then the two step quantitative test would be necessary.  Step one is used to identify potential impairment and compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Step two of the goodwill impairment test compares the implied estimated fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill for that reporting unit exceeds the implied fair value of that unit’s goodwill, an impairment loss is recognized in an amount equal to that excess.

Identifiable intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or legal rights or because the assets are capable of being sold or exchanged either on their own on in combination with related contract, asset or liability. The Company’s intangible assets primarily relate to core deposits.  These core deposit intangibles are amortized on a straight-line basis over terms ranging from seven to fifteen years. Management periodically evaluates whether events or circumstances have occurred that impair this deposit intangible.

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

Income taxes

The Company and its subsidiary file a consolidated federal income tax return on a calendar year basis. In lieu of Louisiana state income tax, the Bank is subject to the Louisiana bank shares tax, which is included in noninterest expense in the Company’s consolidated financial statements. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations for years before 2009.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the deferred tax assets or liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be utilized.

Comprehensive income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items along with net income, are components of comprehensive income. The components of other comprehensive income and related tax effects are presented in the Statements of Comprehensive Income.

Earnings per common share
Earnings per share represent income available to common shareholders divided by the weighted average number of common shares outstanding during the period. In February of 2012, the Company issued a pro rata, 10% common stock dividend. The shares issued for the stock dividend have been retrospectively factored into the calculation of earnings per share as well as cash dividends paid on common stock and represented on the face of the financial statements. No convertible shares of the Company’s stock are outstanding.

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

Note 2. Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU No 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with the FASB Accounting Standards Codification (“ASC”) Subtopic 350-30. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. The Company adopted this standard in the fourth quarter of 2011. Adoption of this guidance did not have a material impact on the Company’s statements of income and financial condition.

In February 2013, the FASB issued ASU No. 2013-06, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires the Company to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income on the Company’s consolidated statement of comprehensive income if the amount being reclassified is required under US GAAP to be reclassified in its entirety to net income. The ASU does not change the current requirements for reporting net income or other comprehensive income in the consolidated financial statements of the Company, but does require the Company to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The provisions in the ASU are effective prospectively beginning with the Company’s first quarter of 2013, with early adoption permitted. The adoption of the ASU affects the format and presentation of its consolidated financial statements and the footnotes to the consolidated financial statements, but does not represent a departure from currently adopted accounting principles and thus the adoption will not have an effect on the Company’s operating results, financial position, or liquidity.

Note 3. Acquisition Activity

On July 1, 2011 the Company completed a merger with Greensburg Bancshares, Inc. ("Greensburg") and its wholly owned subsidiary Bank of Greensburg, located in Greensburg, LA. The Company purchased 100% of the outstanding stock in Greensburg for a total consideration of $5.3 million. The total consideration includes 179,036 shares of the Company's stock issued at a market value of $16.93 per share for a total of $3.0 million and cash for Greensburg shares of $2.3 million. In addition, the Company assumed $3.5 million of debt to Greensburg shareholders and repaid the debt at the time of the acquisition. The merger with Greensburg allowed the Company to enter new markets, gain market share in locations where both entities previously existed, take advantage of operating efficiencies and build upon the Company's core deposit base.

The acquired assets and liabilities at fair value are presented in the following table. The table also includes intangible assets other than goodwill created in the acquisition, namely, core deposit intangible assets.

(in thousands)	As Recorded by First Guaranty Bancshares
Cash and cash equivalents	$7,270
Investment securities	11,109
Loans	63,001
Premises and equipment	2,934
Core deposit intangible	1,353
Other real estate owned	2,309
Other assets	1,410
Interest-bearing deposits	(61,880)
Noninterest-bearing deposits	(16,148)
Long-term debt	(3,500)
Deferred tax liability	(253)
Other liabilities	(632)
Gain on acquisition	(1,665)
Total purchase price	$5,308

The Company based the allocation of the purchase price on the fair values of the assets acquired and the liabilities assumed. The net gain represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed less the total consideration given. The gain of $1.7 million was recognized as "Gain on acquisition" in the "Noninterest income" section of the Company’s Consolidated Statements of Income. This acquisition was an open market, arms-length transaction. The gain was driven by an inactive market for the stock of Greensburg Bancshares, Inc.

Note 4. Cash and Due from Banks

Certain reserves are required to be maintained at the Federal Reserve Bank. The requirement as of December 31, 2012 and 2011 was $27.9 million and $23.5 million, respectively.  At December 31, 2012 and 2011, the Company had accounts at correspondent banks, excluding the Federal Reserve Bank, that exceeded the FDIC insurable limit of $250,000 by $0.6 million and $0.1 million for 2012 and 2011, respectively.

Note 5.  Securities

A summary comparison of securities by type at December 31, 2012 and 2011 is shown below.

	December 31, 2012				December 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S Treasuries	$20,000	$-	$-	$20,000	$-	$-	$-	$-
U.S. Government Agencies	392,616	751	(278)	393,089	319,113	1,422	(328)	320,207
Corporate debt securities	159,488	8,024	(401)	167,111	171,927	6,250	(1,222)	176,955
Mutual funds or other equity securities	2,564	23	-	2,587	2,773	38	-	2,811
Municipal bonds	18,481	1,032	-	19,513	19,916	609	(1)	20,524
Total available for sale securities	$593,149	$9,830	$(679)	$602,300	$513,729	$8,319	$(1,551)	$520,497

Held to maturity:
U.S. Government Agencies	$58,943	$175	$(179)	$58,939	$112,666	$535	$(4)	$113,197
Total held to maturity securities	$58,943	$175	$(179)	$58,939	$112,666	$535	$(4)	$113,197

The scheduled maturities of securities at December 31, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2012
(in thousands)	Amortized Cost	Fair Value
Available For Sale:
Due in one year or less	$38,451	$38,625
Due after one year through five years	144,242	146,884
Due after five years through 10 years	301,399	306,694
Over 10 years	109,057	110,097
Total available for sale securities	$593,149	$602,300

Held to Maturity:
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through 10 years	58,943	58,939
Over 10 years	-	-
Total held to maturity securities	$58,943	$58,939

At December 31, 2012 and 2011 the carrying value of securities pledged to secure public funds totaled $476.5 million and $428.6 million, respectively.  Gross realized gains on sales of securities were $4.4 million, $3.5 million and $3.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. Gross realized losses were $7,000, $0 and $9,000 for the years ended December 31, 2012, 2011 and 2010. The tax applicable to these transactions amounted to $1.7 million, $1.2 million, and $1.0 million for 2012, 2011 and 2010, respectively.  Proceeds from sales of securities classified as available for sale amounted to $77.9 million, $39.6 million and $31.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at December 31, 2012.

	Less Than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	$20,000	$-	$-	$-	$20,000	$-
U.S. Government agencies	119,952	(278)	-	-	119,952	(278)
Corporate debt securities	13,222	(183)	2,211	(218)	15,433	(401)
Mutual funds or other equity securities	-	-	-	-	-	-
Municipals	-	-	-	-	-	-
Total available for sale securities	$153,174	$(461)	$2,211	$(218)	$155,385	$(679)

Held to maturity:
U.S. Government agencies	$24,118	$(179)	$-	$-	$24,118	$(179)
Total held to maturity securities	$24,118	$(179)	$-	$-	$24,118	$(179)

At December 31, 2012, 107 debt securities have gross unrealized losses of $0.9 million or 0.5% of amortized cost. The Company believes that it will collect all amounts contractually due and has the intent and the ability to hold these securities until the fair value is at least equal to the carrying value. The Company had 1 U.S. Treasury security, 40 U.S. Government agency securities and 59 corporate debt securities that had gross unrealized losses for less than 12 months. The Company had 7 debt securities which have been in a continuous unrealized loss position for 12 months or longer. All securities with unrealized losses greater than 12 months were classified as available for sale totaling $2.2 million. Securities with unrealized losses less than 12 months included $153.2 million classified as available for sale and $24.1 million in held to maturity agency securities.

If it is determined that impairment is other than temporary for an equity security, then an impairment loss shall be recognized in earnings equal to the entire difference between the investment's cost and its fair value at the balance sheet date of the reporting period for which the assessment is made. The fair value of the investment would then become the new amortized cost basis of the investment and is not adjusted for subsequent recoveries in fair value. For debt securities, other-than-temporary impairment loss is recognized in earnings if the Company is required to sell or is more likely than not to sell the security before recovery of its amortized cost. If the Company is not required to sell the security or does intend to sell the security then the other-than-temporary impairment is separated into the amount representing credit loss and the amount related to all other factors. The amount related to credit loss is recognized in earnings and the amount related to all other factors is recognized in other comprehensive income. The previous amortized cost basis less the other-than-temporary impairment recognized in earnings shall become the new amortized cost basis of the investment. Management evaluates securities for other-than-temporary impairment at least quarterly and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) the recovery of contractual principal and interest and (iv) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, Management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and industry reports.

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

The held to maturity portfolio is comprised of government sponsored enterprise securities such as FHLB, FNMA, FHLMC and FFCB. The securities have maturities of 15 years or less and the securities are used to collateralize public funds. As of December 31, 2012 public funds deposits totaled $470.5 million. The Company has maintained public funds in excess of $175.0 million since December 2007. Management believes that public funds will continue to be a significant part of the Company's deposit base and will need to be collateralized by securities in the investment portfolio.

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

Securities that are other-than-temporarily impaired are evaluated at least quarterly. The evaluation includes performance indications of the underlying assets in the security, loan to collateral value, third-party guarantees, current levels of subordination, geographic concentrations, industry analysts’ reports, sector credit ratings, volatility of the securities fair value, liquidity, leverage and capital ratios, and the Company’s ability to continue as a going concern. If the Company is in bankruptcy, the status and potential outcome is also considered.

The Company believes that the securities with unrealized losses reflect impairment that is temporary and that there are currently no securities with other-than-temporary impairment. There were no impairments recognized on securities in 2012. In 2011 the Company realized a $0.1 million security impairment that consisted of the write down of BBC Capital Trust bonds. In August of 2011 these bonds were sold and $45,000 of the writedown was recovered and recognized as a gain on sale of securities in other noninterest income. During 2010, the Company did not record an impairment writedown on its securities.

At December 31, 2012, the Company's exposure to investment securities issuers that exceeded 10% of stockholders’ equity as follows:

	At December 31, 2012
(in thousands)	Amortized Cost	Fair Value
Federal Home Loan Bank (FHLB)	$102,857	$102,941
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	86,854	86,980
Federal National Mortgage Association (Fannie Mae-FNMA)	135,099	135,110
Federal Farm Credit Bank (FFCB)	126,750	126,997
U.S. Treasuries	20,000	20,000
Total	$471,560	$472,028

Note 6. Loans

The following table summarizes the components of the Company's loan portfolio as of December 31, 2012 and December 31, 2011:

	December 31, 2012		December 31, 2011
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$44,856	7.1%	$78,614	13.7%
Farmland	11,182	1.8%	11,577	2.0%
1- 4 Family	87,473	13.8%	89,202	15.6%
Multifamily	14,855	2.4%	16,914	2.9%
Non-farm non-residential	312,716	49.6%	268,618	46.8%
Total Real Estate	471,082	74.7%	464,925	81.0%
Non-real Estate:
Agricultural	18,476	2.9%	17,338	3.0%
Commercial and industrial	117,425	18.6%	68,025	11.9%
Consumer and other	23,758	3.8%	23,455	4.1%
Total Non-real Estate	159,659	25.3%	108,818	19.0%
Total loans before unearned income	630,741	100.0%	573,743	100.0%
Less: Unearned income	(1,241)		(643)
Total loans net of unearned income	$629,500		$573,100

The following table summarizes fixed and floating rate loans by contractual maturity as of December 31, 2012 and December 31, 2011 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	December 31, 2012			December 31, 2011
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$89,117	$107,176	$196,293	$108,276	$124,052	$232,328
One to five years	147,896	175,743	323,639	160,191	98,972	259,163
Five to 15 years	33,770	42,595	76,365	8,393	36,891	45,284
Over 15 years	7,829	5,927	13,756	8,464	6,054	14,518
Subtotal	$278,612	$331,441	610,053	$285,324	$265,969	551,293
Nonaccrual loans			20,688			22,450
Total loans before unearned income			630,741			573,743
Less: Unearned income			(1,241)			(643)
Total loans net of unearned income			$629,500			$573,100

The majority of floating rate loans have interest rate floors. As of December 31, 2012, $231.7 million of these loans were at the floor rate compared to $257.4 million at December 31, 2011. Nonaccrual loans have been excluded from the calculation.

The following tables present the age analysis of past due loans at December 31, 2012 and December 31, 2011:

	As of December 31, 2012
(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real estate:
Construction & land development	$228	$854	$1,082	$43,774	$44,856	$-
Farmland	96	312	408	10,774	11,182	-
1 - 4 family	4,895	5,058	9,953	77,520	87,473	455
Multifamily	156	-	156	14,699	14,855	-
Non-farm non-residential	1,137	11,571	12,708	300,008	312,716	-
Total Real Estate	6,512	17,795	24,307	446,775	471,082	455
Non-Real Estate:
Agricultural	-	512	512	17,964	18,476	-
Commercial and industrial	60	2,831	2,891	114,534	117,425	-
Consumer and other	115	5	120	23,638	23,758	-
Total Non-Real Estate	175	3,348	3,523	156,136	159,659	-
Total loans before unearned income	$6,687	$21,143	$27,830	$602,911	$630,741	$455
Unearned income					(1,241)
Total loans net of unearned income					$629,500

	As of December 31, 2011
(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$240	$1,520	$1,760	$76,854	$78,614	$-
Farmland	45	562	607	10,970	11,577	-
1 - 4 family	2,812	5,957	8,769	80,433	89,202	309
Multifamily	617	-	617	16,297	16,914	-
Non-farm non-residential	878	12,818	13,696	254,922	268,618	419
Total Real Estate	4,592	20,857	25,449	439,476	464,925	728
Non-Real Estate:
Agricultural	90	315	405	16,933	17,338	-
Commercial and industrial	147	1,986	2,133	65,892	68,025	-
Consumer and other	389	28	417	23,038	23,455	8
Total Non-Real Estate	626	2,329	2,955	105,863	108,818	8
Total loans before unearned income	$5,218	$23,186	$28,404	$545,339	$573,743	$736
Unearned income					(643)
Total loans net of unearned income					$573,100

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

The following is a summary of nonaccrual loans by class:

(in thousands)	As of December 31, 2012	As of December 31, 2011
Real Estate:
Construction & land development	$854	$1,520
Farmland	312	562
1 - 4 family	4,603	5,647
Multifamily	-	-
Non-farm non-residential	11,571	12,400
Total Real Estate	17,340	20,129
Non-real Estate:
Agricultural	512	315
Commercial and industrial	2,831	1,986
Consumer and other	5	20
Total Non-Real Estate	3,348	2,321
Total Nonaccrual Loans	$20,688	$22,450

The Company assigns credit quality indicators of pass, special mention, substandard, and doubtful to its loans. For the Company's loans with a commercial and consumer credit exposure, the Company internally assigns a grade based on the creditworthiness of the borrower. For loans with a consumer credit exposure, the Bank internally assigns a grade based upon an individual loan’s delinquency status. Loans included in the Pass category are performing loans with satisfactory debt coverage ratios, collateral, payment history, and meet documentation requirements.

Special mention loans have potential weaknesses that deserve Management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects. Borrowers may be experiencing adverse operating trends (declining revenues or margins) or an ill proportioned balance sheet (e.g., increasing inventory without an increase in sales, high leverage, tight liquidity). Adverse economic or market conditions, such as interest rate increases or the entry of a new competitor, may also support a special mention rating. Nonfinancial reasons for rating a credit exposure special mention include management problems, pending litigation, an ineffective loan agreement or other material structural weakness, and any other significant deviation from prudent lending practices.

A substandard loan is inadequately protected by the paying capacity of the obligor or of the collateral pledged, if any. Loans classified as substandard have a well-defined weakness. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. These loans require more intensive supervision by Management. Substandard loans are generally characterized by current or expected unprofitable operations, inadequate debt service coverage, inadequate liquidity, or marginal capitalization. Repayment may depend on collateral or other credit risk mitigates. For some substandard loans, the likelihood of full collection of interest and principal may be in doubt and interest is no longer accrued. For loans with a consumer credit exposure, loans that are 90 days or more past due or that are nonaccrual are considered substandard.

Doubtful loans have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full questionable and there is a high probability of loss based on currently existing facts, conditions and values.

The Company periodically reassesses its credit quality indicators and revised its methodology in 2012 contributing to the increase in special mention credits over previous periods. As of December 31, 2012, $27.1 million of the loans in the special mention category were current, $0.9 million between 30 and 89 days past due, and $0.1 million  90 days or greater past due.

The following table identifies the credit exposure of the loan portfolio by specific credit ratings:

	As of December 31, 2012					As of December 31, 2011
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Construction & land development	$29,654	$5,595	$9,607	$-	$44,856	$67,602	$82	$10,930	$-	$78,614
Farmland	11,059	-	123	-	11,182	11,485	-	92	-	11,577
1 - 4 family	71,240	7,117	9,116	-	87,473	80,053	1,770	7,379	-	89,202
Multifamily	6,746	806	7,303	-	14,855	9,545	-	7,369	-	16,914
Non-farm non-residential	274,970	10,605	27,141	-	312,716	235,448	372	32,798	-	268,618
Total real estate	393,669	24,123	53,290	-	471,082	404,133	2,224	58,568	-	464,925
Non-Real Estate:
Agricultural	17,969	75	432	-	18,476	17,304	-	34	-	17,338
Commercial and industrial	108,590	3,834	5,001	-	117,425	65,553	93	2,379	-	68,025
Consumer and other	23,560	140	58	-	23,758	23,345	43	67	-	23,455
Total Non-Real Estate	150,119	4,049	5,491	-	159,659	106,202	136	2,480	-	108,818
Total loans before unearned income	$543,788	$28,172	$58,781	$-	$630,741	$510,335	$2,360	$61,048	$-	$573,743
Unearned income					(1,241)					(643)
Total loans net of unearned income					$629,500					$573,100

Note 7. Allowance for Loan Losses

The allowance for loan losses is reviewed by the Company's management on a monthly basis and additions thereto are recorded pursuant to such reviews. In assessing the allowance, several internal and external factors that might impact the performance of individual loans are considered. These factors include, but are not limited to, economic conditions and their impact upon borrowers' ability to repay loans, industry trends, and independent appraisals. Periodic changes in these factors impact the assessment of each loan and its overall impact on the allowance for loan losses.

The monitoring of credit risk also extends to unfunded credit commitments, such as unused commercial credit lines and letters of credit. A reserve is established as needed for estimates of probable losses on such commitments.

A summary of changes in the allowance for loan losses, by portfolio type, for the year ended December 31, 2012 and 2011 is as follows:

	As of December 31, 2012
	Real Estate Loans:					Non-Real Estate Loans:
(in thousands)	Construction and Land Development	Farmland	1-4 Family	Multi-family	Non-farm non-residential	Agricultural	Commercial and Industrial	Consumer and other	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$1,002	$65	$1,917	$780	$2,980	$125	$1,407	$314	$289	$8,879
Charge-offs	(65)	-	(1,409)	(187)	(459)	(49)	(809)	(473)	-	(3,451)
Recoveries	15	1	35	-	116	1	329	283	-	780
Provision	146	(16)	1,696	(309)	1,029	(13)	1,561	109	(69)	4,134
Ending Balance	$1,098	$50	$2,239	$284	$3,666	$64	$2,488	$233	$220	$10,342

	As of December31, 2011
	Real Estate Loans:					Non-Real Estate Loans:
(in thousands)	Construction and Land Development	Farmland	1-4 Family	Multi-family	Non-farm non-residential	Agricultural	Commercial and Industrial	Consumer and other	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$977	$46	$1,891	$487	$3,423	$80	$510	$390	$513	$8,317
Charge-offs	(1,093)	(144)	(1,613)	-	(5,193)	(23)	(1,638)	(653)	-	(10,357)
Recoveries	1	-	118	-	13	2	371	227	-	732
Provision	1,117	163	1,521	293	4,737	66	2,164	350	(224)	10,187
Ending Balance	$1,002	$65	$1,917	$780	$2,980	$125	$1,407	$314	$289	$8,879

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio.  The result is a re-allocation of the loan loss reserve from one category to another.

	As of December 31, 2012
	Real Estate Loans:					Non-Real Estate Loans:
(in thousands)	Construction and Land Development	Farmland	1-4 Family	Multi-family	Non-farm non-residential	Agricultural	Commercial and Industrial	Consumer and other	Unallocated	Total
Allowance individually evaluated for impairment	$713	$-	$91	$244	$1,535	$-	$507	$-	$-	$3,090
Allowance collectively evaluated for impairment	385	50	2,148	40	2,131	64	1,981	233	220	7,252
Allowance at December 31, 2012	$1,098	$50	$2,239	$284	$3,666	$64	$2,488	$233	$220	$10,342

Loans individually evaluated for impairment	$8,865	$-	$2,126	$7,302	$25,904	$-	$4,390	$-	$-	$48,587
Loans collectively evaluated for impairment	35,991	11,182	85,347	7,553	286,812	18,476	113,035	23,758	-	582,154
Loans at December 31, 2012 (before unearned income)	$44,856	$11,182	$87,473	$14,855	$312,716	$18,476	$117,425	$23,758	$-	$630,741
Unearned income										(1,241)
Total loans net of unearned income										$629,500

	As of December 31, 2011
	Real Estate Loans:					Non-Real Estate Loans:
(in thousands)	Construction and Land Development	Farmland	1-4 Family	Multi-family	Non-farm non-residential	Agricultural	Commercial and Industrial	Consumer and other	Unallocated	Total
Allowance individually evaluated for impairment	$139	$-	$392	$701	$1,224	$-	$-	$-	$-	$2,456
Allowance collectively evaluated for impairment	863	65	1,525	79	1,756	125	1,407	314	289	6,423
Allowance at December 31, 2011	$1,002	$65	$1,917	$780	$2,980	$125	$1,407	$314	$289	$8,879

Loans individually evaluated for impairment	$7,998	$-	$3,591	$7,369	$31,397	$-	$738	$-	$-	$51,093
Loans collectively evaluated for impairment	70,616	11,577	85,611	9,545	237,221	17,338	67,287	23,455	-	522,650
Loans at December 31, 2011 (before unearned income)	$78,614	$11,577	$89,202	$16,914	$268,618	$17,338	$68,025	$23,455	$-	$573,743
Unearned income										(643)
Total loans net of unearned income										$573,100

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

Changes in the allowance for loan losses are as follows:

(in thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Balance at Beginning of Year	$8,879	$8,317	$7,919
Provision	4,134	10,187	5,654
Charge-offs	(3,451)	(10,357)	(5,613)
Recoveries	780	732	357
Balance at Year End	$10,342	$8,879	$8,317

As of December 31, 2012, 2011 and 2010, the Company had loans totaling $20.7 million, $22.5 million and $28.7 million, respectively, not accruing interest. As of December 31, 2012, 2011 and 2010, the Company had loans past due 90 days or more and still accruing interest totaling $0.5 million, $0.7 million and $1.7 million, respectively. The average amount of nonaccrual loans in 2012 was $22.1 million compared to $24.9 million in 2011.

As of December 31, 2012, the Company has no outstanding commitments to advance additional funds in connection with impaired loans.

The following is a summary of impaired loans by class:

	As of December 31, 2012
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real estate:
Construction & land development	$3,177	$3,177	$-	$4,012	$414	$404
Farmland	-	-	-	-	-	-
1 - 4 family	1,516	2,176	-	2,102	162	73
Multifamily	1,351	1,351	-	1,355	103	110
Non-farm non-residential	2,936	2,982	-	5,963	427	287
Total Real Estate	8,980	9,686	-	13,432	1,106	874
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	3,734	3,734	-	1,098	117	87
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	3,734	3,734	-	1,098	117	87
Total Impaired Loans with no related allowance	$12,714	$13,420	$-	$14,530	$1,223	$961

Impaired Loans with an allowance recorded:
Real estate:
Construction & land development	$5,688	$5,688	$713	$3,677	$406	$418
Farmland	-	-	-	-	-	-
1 - 4 family	610	776	91	732	70	67
Multifamily	5,951	5,951	244	5,998	597	593
Non-farm non-residential	22,968	25,720	1,535	24,669	2,616	2,711
Total real estate	35,217	38,135	2,583	35,076	3,689	3,789
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	656	656	507	786	94	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	656	656	507	786	94	-
Total Impaired Loans with an allowance recorded	$35,873	$38,791	$3,090	$35,862	$3,783	$3,789

Total Impaired Loans	$48,587	$52,211	$3,090	$50,392	$5,006	$4,750

The following is a summary of impaired loans by class:
	As of December 31, 2011
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real estate:
Construction & land development	$937	$960	$-	$634	$91	$64
Farmland	-	-	-	-	-	-
1 - 4 family	858	1,192	-	2,388	218	32
Multifamily	-	-	-	-	-	-
Non-farm non-residential	8,710	10,708	-	11,549	824	409
Total Real Estate	10,505	12,860	-	14,571	1,133	505
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	738	1,737	-	2,986	238	102
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	738	1,737	-	2,986	238	102
Total Impaired Loans with no related allowance	$11,243	$14,597	$-	$17,557	$1,371	$607

Impaired Loans with an allowance recorded:
Real estate:
Construction & land development	$7,061	$7,061	$139	$7,243	$477	$376
Farmland	-	-	-	-	-	-
1 - 4 family	2,733	2,870	392	1,127	57	56
Multifamily	7,369	7,369	701	6,347	288	333
Non-farm non-residential	22,687	23,637	1,224	21,180	1,261	815
Total real estate	39,850	40,937	2,456	35,897	2,083	1,580
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-
Total Impaired Loans with an allowance recorded	$39,850	$40,937	$2,456	$35,897	$2,083	$1,580

Total Impaired Loans	$51,093	$55,534	$2,456	$53,454	$3,454	$2,187

Troubled Debt Restructurings

A Troubled Debt Restructuring ("TDR") is considered such if the creditor for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. The modifications to the Company's TDRs were concessions on the interest rate charged. The effect of the modifications to the Company was a reduction in interest income. These loans have an allocated reserve in the Company's reserve for loan losses. In 2012, there were no loans restructured in a troubled debt restructuring.

The following table identifies the Troubled Debt Restructurings as of December 31, 2012 and December 31, 2011:

Troubled Debt Restructurings	December 31, 2012				December 31, 2011
	Accruing Loans				Accruing Loans
(in thousands)	Current	30-89 Days Past Due	Nonaccrual	Total TDRs	Current	30-89 Days Past Due	Nonaccrual	Total TDRs
Real Estate:
Construction & land development	$2,602	$-	$-	$2,602	$2,840	$-	$-	$2,840
Farmland	-	-	-	-	-	-	-	-
1-4 Family	-	-	1,296	1,296	1,694	-	-	1,694
Multifamily	5,951	-	-	5,951	6,015	-	-	6,015
Non-farm non residential	6,103	-	678	6,781	6,998	-	-	6,998
Total Real Estate	14,656	-	1,974	16,630	17,547	-	-	17,547
Non-Real Estate:
Agricultural	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-	-	-
Total	$14,656	$-	$1,974	$16,630	$17,547	$-	$-	$17,547

Information about the Company's TDRs occurring in 2012 and 2011 is presented in the following table.

Troubled Debt Restructurings	December 31, 2012			December 31, 2011
(in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real Estate:
Construction & land development	-	$-	$-	5	$2,840	$2,840
Farmland	-	-	-	-	-	-
1-4 Family	-	-	-	1	1,694	1,694
Multifamily	-	-	-	1	6,015	6,015
Non-farm non residential	-	-	-	4	6,998	6,998
Total real estate	-	-	-	11	17,547	17,547
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-
Total	-	$-	$-	11	$17,547	$17,547

The following is a summary of the TDRs that subsequently defaulted after restructuring during the previous twelve months.

Troubled Debt Restructurings that subsequently defaulted
(in thousands)	Number of Contracts	Recorded Investment
Real Estate:
Construction & land development	-	$-
Farmland	-	-
1-4 Family	2	1,753
Multifamily	-	-
Non-farm non residential	-	-
Total real estate	2	1,753
Non-Real Estate:
Agricultural	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total Non-Real Estate	-	-
Total	2	$1,753

Note 8.  Premises and Equipment

The major categories comprising premises and equipment at December 31, 2012 and 2011 are as follows:

(in thousands)	December 31, 2012	December 31, 2011
Land	$5,928	$5,949
Bank premises	17,485	17,888
Furniture and equipment	16,889	14,467
Construction in progress	122	298
Acquired value	40,424	38,602
Less: accumulated depreciation	20,860	18,681
Net book value	$19,564	$19,921

Depreciation expense amounted to approximately $1.6 million  and $1.4 million for 2012 and 2011, respectively.

Note 9. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to impairment testing. Other intangible assets continue to be amortized over their useful lives. The Company's goodwill is the difference in purchase price over the fair value of net assets acquired from the Homestead Bancorp in 2007.  Goodwill totaled $2.0 million at December 31, 2012 and 2011.  No impairment charges have been recognized on the Company's intangible assets. Mortgage servicing rights were relatively unchanged totaling $0.2 million at December 31, 2012 and 2011. Other intangible assets recorded include core deposit intangibles, which are subject to amortization. The weighted-average amortization period remaining for the Company's core deposit intangibles is 7.3 years. The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions.

The following table summarizes the Company’s purchased accounting intangible assets subject to amortization.

	December 31, 2012			December 31, 2011
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$9,350	$7,093	$2,257	$9,350	$6,742	$2,608
Mortgage servicing rights	267	111	156	267	64	203
Total	$9,617	$7,204	$2,413	$9,617	$6,806	$2,811

Amortization expense relating to purchase accounting intangibles totaled $0.4 million, $0.3 million, and $0.2 million for the year ended December 31, 2012, 2011, and 2010, respectively.  Estimated amortization expense of other intangible assets is as follows:

For the Years Ended	Estimated Amortization Expense (in thousands)
December 31, 2013	$320
December 31, 2014	$320
December 31, 2015	$320
December 31, 2016	$320
December 31, 2017	$320

These estimates do not assume the addition of any new intangible assets that may be acquired in the future nor any writedowns resulting from impairment.

Note 10. Other Real Estate (ORE)

Other real estate owned consists of the following:

(in thousands)	December 31, 2012	December 31, 2011
Real Estate Owned Acquired by Foreclosure:
Residential	$1,186	$1,342
Construction & land development	1,083	1,161
Non-farm non-residential	125	3,206
Total Other Real Estate Owned and Foreclosed Property	$2,394	$5,709

Note 11.  Deposits

The aggregate amount of time deposits having a remaining term of more than one year for the next five years are as follows:

(in thousands)	December 31, 2012
2013	$393,984
2014	173,870
2015	44,314
2016	14,964
2017 and thereafter	21,316
Total	$648,448

The table above includes, for December 31, 2012, brokered deposits totaling $15.9 million of which $10.9 million were in reciprocal time deposits acquired from the Certificate of Deposit Account Registry Service (CDARS).  The aggregate amount of jumbo time deposits, each with a minimum denomination of $100,000, was approximately $425.0 million and $463.0 million at December 31, 2012 and 2011, respectively.

Note 12.  Borrowings

Short-term borrowings are summarized as follows:

(in thousands)	December 31, 2012	December 31, 2011
Securities sold under agreements to repurchase	$12.946	$12,223
Line of credit	1,800	-
Total short-term borrowings	$14,746	$12,223

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature daily. Interest rates on repurchase agreements are set by Management and are generally based on the 91-day Treasury bill rate. Repurchase agreement deposits are fully collateralized and monitored daily.  The Company’s available lines of credit with correspondent banks, including the Federal Home Loan Bank, totaled $175.6 million at December 31, 2012 and $176.0 million at December 31, 2011.

At December 31, 2012, the Company had $24.1 million in blanket lien availability (primarily secured by commercial real estate loans) and $124.7 million in custody status availability (primarily secured by commercial real estate loans and 1-4 family mortgage loans). Total gross availability at the FHLB was $149.0 million at December 31, 2012. Net availability, after consideration of the Company's $50.0 million letter of credit, was $99.0 million at December 31, 2012. The Company also had lines available with other banks totaling $76.6 million at December 31, 2012.

The following schedule provides certain information about the Company’s short-term borrowings during the periods indicated:

(in thousands except for %)	December 31, 2012	December 31, 2011	December 31, 2010
Outstanding at year end	$14,746	$12,223	$12,589
Maximum month-end outstanding	$31,850	$22,493	$30,465
Average daily outstanding	$14,560	$11,030	$13,086
Weighted average rate during the year	0.25%	0.18%	0.21%
Average rate at year end	0.75%	0.21%	0.21%

The Company's senior long-term debt, priced at Wall Street Journal Prime plus 75 basis points (4.00%), totaled $1.1 million at December 31, 2012. The Company pays $50,000 principal plus interest monthly. This loan has a maturity date of April 22, 2017 and is secured by a pledge of 13.2% (735,745 shares) of the Company's interest in First Guaranty Bank (a wholly owned subsidiary) under Commercial Pledge Agreement dated June 22, 2011. At December 31, 2011 the balance of this debt totaled $3.2 million. During 2012, the Company made additional principal payments of $1.5 million. The Company maintains a revolving line of credit for $2.5 million with an availability of $0.7 million at December 31, 2012.  This line of credit is secured by the same collateral as the term loan and is priced at 4.50%.  At December 31, 2012, letters of credit issued by the FHLB totaling $50.0 million were outstanding and carried as off-balance sheet items, all of which expire in 2013. At December 31, 2011, letters of credit issued by the FHLB totaling $70.0 million were outstanding and carried as off-balance sheet items, all of which expired in 2012. The letters of credit are solely used for pledging towards public fund deposits. The FHLB has a blanket lien on substantially all of the Company's  loan portfolio which is used to secure borrowing availability from the FHLB.

As of December 31, 2012 maturities on long-term debt were as follows:

(in thousands)	Long-term debt
2013	$600
2014	$500
2015	$-
2016	$-
2017 and thereafter	$-

Note 13. Preferred Stock

On September 22, 2011, the Company received $39.4 million in funds from the U.S. Treasury's Small Business Lending Fund ("SBLF") program. $21.1 million of the funds from the SBLF program were used to redeem the Company's Series A and B Preferred Stock issued to the Treasury under the Capital Purchase Program.  The Preferred Series C shares will receive quarterly dividends and the initial dividend rate was 5.00%. The rate can fluctuate between 1.00% and 5.00% during the next eight quarters and is dependent on the growth in qualified small business loans each quarter. The dividend rate is based on qualified loan growth two quarters in arrears. During 2012 the Company paid $2.0 million in preferred stock dividends. The dividend rate after 4.5 years will increase to 9.00% if the Preferred Series C shares have not been repurchased by that time. At December 31, 2012, the dividend rate was 5.0%.

Note 14. Common Stock

The Company issued 179,036 shares of $1 par common stock in the acquisition of Greensburg Bancshares, Inc. that was completed on July 1, 2011.

First Guaranty Bancshares also issued a stock dividend of ten percent to stockholders of record on February 17, 2012 payable February 24, 2012. Common stock has been restated to retroactively record the stock dividend.

The following table reconciles the Company's common stock outstanding:
	2012	2011¹	2010¹	2009¹
Shares outstanding at beginning of year	5,722,408	5,559,644	5,559,644	5,559,644
Shares issued in acquisition (unadjusted for stock dividend)	-	162,764	-	-
Shares outstanding prior to stock dividend	5,722,408	5,722,408	5,559,644	5,559,644
Shares issued in stock dividend ¹ (includes dividend on acquisition shares)	571,819	571,819	555,964	555,964
Treasury shares purchased	(2,895)	-	-	-
Total $1 par common shares outstanding	6,291,332	6,294,227	6,115,608	6,115,608
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2012 and 2011, that the Company and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2012, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that Management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2012 and 2011 are presented in the following table.

(in thousands except for %)	Actual		Minimum Capital Requirements		Minimum to be Well Capitalized Under Action Provisions
December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital:
Consolidated	$134,229	15.31%	$70,133	8.00%	N/A	N/A
Bank	$135,590	15.47%	$70,095	8.00%	$87,619	10.00%

Tier 1 capital:
Consolidated	$123,877	14.13%	$35,066	4.00%	N/A	N/A
Bank	$125,238	14.29%	$35,048	4.00%	$52,571	6.00%

Tier 1 leverage capital:
Consolidated	$123,877	9.24%	$53,649	4.00%	N/A	N/A
Bank	$125,238	9.34%	$53,644	4.00%	$67,055	5.00%

December 31, 2011
Total risk-based capital:
Consolidated	$126,407	14.75%	$68,676	8.00%	N/A	N/A
Bank	$127,618	14.90%	$68,631	8.00%	$85,789	10.00%

Tier 1 capital:
Consolidated	$117,528	13.71%	$34,338	4.00%	N/A	N/A
Bank	$118,739	13.86%	$34,315	4.00%	$51,473	6.00%

Tier 1 leverage capital:
Consolidated	$117,528	9.03%	$52,240	4.00%	N/A	N/A
Bank	$118,739	9.13%	$52,228	4.00%	$65,286	5.00%

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

The Bank is restricted under applicable laws in the payment of dividends to an amount equal to current year earnings plus undistributed earnings for the immediately preceding year, unless prior permission is received from the Commissioner of Financial Institutions for the State of Louisiana. Dividends payable by the Bank in 2013 without permission will be limited to 2013 earnings plus the undistributed earnings of $6.1 million from 2012.

Accordingly, at January 1, 2013, $129.4 million of the Company’s equity in the net assets of the Bank was restricted. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

Under the requirements of the United States Treasury’s Small Business Lending Fund, the Company is permitted to pay dividends on its common stock, provided that: (i) the Company’s Tier 1 capital would be at least 90% of the amount of Tier 1 capital existing immediately after receipt of SBLF funds; and (ii) the SBLF Dividends have been declared and paid to Treasury as of the most recent applicable dividend period. The Company has met each SBLF dividend obligation in a timely manner since receipt of SBLF funds. After two years, the 90% limitation will decrease by 10% for every 1% increase in qualified small business lending. See Note 13 for disclosure on the Company’s SBLF Preferred Stock Series C.

Note 17.  Related Party Transactions

In the normal course of business, the Company and its subsidiary, First Guaranty Bank,  have loans, deposits and other transactions with its executive officers, directors and certain business organizations and individuals with which such persons are associated. These transactions are completed with terms no less favorable than current market rates. An analysis of the activity of loans made to such borrowers during the year ended December 31, 2012 and 2011 follows:

(in thousands)	December 31, 2012	December 31, 2011
Balance, beginning of year	$27,352	$13,521
Net Increase (Decrease)	5,796	13,831
Balance, end of year	$33,148	$27,352

Unfunded commitments to the Company and Bank directors and executive officers totaled $17.2 million and $14.6 million at December 31, 2012 and 2011, respectively. At December 31, 2012 the Company and the Bank had deposits from directors and executives totaling $35.3 million.  There were no participations in loans purchased from affiliated financial institutions included in the Company’s loan portfolio in 2012 or 2011.

During the years ended 2012, 2011 and 2010, the Company paid approximately $0.6 million, $0.6 million and $0.6 million, respectively, for printing services and supplies and office furniture and equipment to Champion Graphic Communications (or subsidiary companies of Champion Industries, Inc.), of which Mr. Marshall T. Reynolds, the Chairman of the Company’s Board of Directors, is President, Chief Executive Officer, Chairman of the Board of Directors and holder of 53.7% of Champion's common stock as of October 31, 2012; approximately $1.7 million, $1.5 million and $1.4 million, respectively, to participate in an employee medical benefit plan in which several entities under common ownership of the Company's Chairman participate; and approximately $0.2 million, $0.2 million and $0.2 million, respectively, to Sabre Transportation, Inc. for travel expenses of the Chairman and other directors. These expenses include, but are not limited to, the utilization of an aircraft, fuel, air crew, ramp fees and other expenses attendant to the Company’s use. The Harrah and Reynolds Corporation, of which Mr. Reynolds is President and Chief Executive Officer and sole shareholder, has controlling interest in Sabre Transportation, Inc.

Note 18. Employee Benefit Plans

The Company has an employee savings plan to which employees, who meet certain service requirements, may defer 1% to 20% of their base salaries, 6% of which may be matched up to 100%, at its sole discretion. Contributions to the savings plan were $67,000, $66,000 and $129,000 in 2012, 2011 and 2010, respectively.  An Employee Stock Ownership Plan (“ESOP”) benefits all eligible employees. Full time employees who have been credited with at least 1,000 hours of service during a 12 consecutive month period and who have attained age 21 are eligible to participate in the ESOP. The plan document has been approved by the Internal Revenue Service. Contributions to the ESOP are at the sole discretion of the Company.  No contributions were made to the ESOP for the years 2012, 2011 or 2010. As of December 31, 2012, the ESOP held 19,412 shares. In October of 2010, the ESOP plan was frozen and the Company does not plan to make future contributions to this plan.

Note 19. Other Expenses

The following is a summary of the significant components of other noninterest expense:

(in thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Other noninterest expense:
Legal and professional fees	$1,990	$2,208	$1,791
Data processing	1,225	1,230	1,143
Marketing and public relations	697	654	1,426
Taxes - sales, capital and franchise	661	640	620
Operating supplies	581	574	594
Travel and lodging	523	492	435
Telephone	220	197	177
Amortization of core deposits	350	285	218
Donations	195	297	778
Net costs from other real estate and repossessions	2,083	1,317	858
Regulatory assessment	1,471	1,663	1,496
Other	3,784	3,262	2,331
Total other noninterest expense	$13,780	$12,819	$11,867

The Company does not capitalize advertising costs. They are expensed as incurred and are included in other noninterest expense on the Consolidated Statements of Income. Advertising expense was $0.4 million, $0.3 million and $0.4 million for 2012, 2011 and 2010, respectively. The increase in net costs from other real estate and repossession is largely attributable to writedowns of $1.4 million for 2012 compared to $0.8 million for 2011.

Note 20.  Income Taxes

The following is a summary of the provision for income taxes included in the Statements of Income:

(in thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Current	$6,366	$3,673	$4,604
Deferred	(505)	50	622
Total	$5,861	$3,723	$5,226

The difference between income taxes computed by applying the statutory federal income tax rate and the provision for income taxes in the financial statements is reconciled as follows:

(in thousands except for %)	December 31, 2012	December 31, 2011	December 31, 2010
Statutory tax rate	35.0%	34.0%	34.2%
Federal income taxes at statutory rate	$6,272	$4,001	$5,224
Tax exempt gain on acquisition	-	(566)	-
Other	(411)	288	2
Total	$5,861	$3,723	$5,226

Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities, and available tax credit carryforwards. Temporary differences between the financial statement and tax values of assets and liabilities give rise to deferred tax assets (liabilities). The significant components of deferred tax assets and liabilities classified in the Company's Consolidated Balance Sheets as other assets (liabilities) at December 31, 2012 and 2011 are as follows:

(in thousands)	December 31, 2012	December 31, 2011
Deferred tax assets:
Allowance for loan losses	$3,516	$3,241
Other real estate owned	455	599
Impairment writedown on securities	168	168
Other	540	582
Gross deferred tax assets	$4,679	$4,590

Deferred tax liabilities:
Depreciation and amortization	$(2,642)	$(2,464)
Unrealized gains on available for sale securities	(3,114)	(2,301)
Other	(220)	(238)
Gross deferred tax liabilities	$(5,976)	$(5,003)

Net deferred tax liabilities	$(1,297)	$(413)

As of December 31, 2012 and 2011, there were no net operating loss carryforwards for income tax purposes.

ASC 740-10, Income Taxes, clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the consolidated financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company does not believe it has any unrecognized tax benefits included in its consolidated financial statements. The Company has not had any settlements in the current period with taxing authorities, nor has it recognized tax benefits as a result of a lapse of the applicable statute of limitations.  The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if applicable, in noninterest expense. During the years ended December 31, 2012, 2011 and 2010, the Company did not recognize any interest or penalties in its consolidated financial statements, nor has it recorded an accrued liability for interest or penalty payments.

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

Set forth below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at December 31, 2012 and December 31, 2011:

Contract Amount
(in thousands)	December 31, 2012	December 31, 2011
Commitments to Extend Credit	$26,775	$13,264
Unfunded Commitments under lines of credit	$71,423	$69,522
Commercial and Standby letters of credit	$5,470	$6,745

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

There were no losses incurred on commitments in 2012, 2011 or 2010.

Note 22.  Fair Value Measurements

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets.  If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified Level 3 in the Company's portfolio as of December 31, 2012 includes municipal bonds and a preferred equity security.

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

Other real estate owned. Properties are recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values of other real estate owned ("OREO") at December 31, 2012 are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement or amounts commonly used in real estate transactions. Inputs include appraisal values on the properties or recent sales activity for similar assets in the property’s market, and thus OREO measured at fair value would be classified within Level 2 of the hierarchy.

Certain non-financial assets and non-financial liabilities are measured at fair value on a non-recurring basis including assets and liabilities related to reporting units measured at fair value in the testing of goodwill impairment, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2012 and 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	December 31, 2012	December 31, 2011
Securities available for sale measured at fair value	$602,300	$520,497
Fair Value Measurements Using:
Quoted Prices in Active Markets For Identical Assets (Level 1)	$20,522	$3,203
Significant Other Observable Inputs (Level 2)	$573,071	$509,778
Significant Unobservable Inputs (Level 3)	$8,707	$7,516

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

There were two transfers out of Level 1 as discussed below in the changes in Level 3. The Company did not transfer any securities from Level 2 or Level 3 into Level 1 during 2012.

The change in Level 3 securities available for sale was due to principal payments on municipal securities of $0.9 million which was offset by the addition of $42,000 of a common equity security and a $2.0 million preferred equity security, both of which were transferred from level 1 during 2012. The Company felt these transfers were appropriate given the preferred security is not traded and the equity security did not have the trading volume that would justify a Level 1 classification.

The following table reconciles assets measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Level 3 Changes
(in thousands)	December 31, 2012	December 31, 2011
Balance, beginning of year	$7,516	$8,388
Total gains or losses (realized/unrealized):
Included in earnings	-	-
Included in other comprehensive income	-	-
Purchases, sales, issuances and settlements, net	(873)	(872)
Transfers in and/or out of Level 3	2,064	-
Balance as of end of year	$8,707	$7,516

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of December 31, 2012.

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of December 31, 2012, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At December 31, 2012	At December 31, 2011
Impaired loans measured at fair value	$35,873	$39,850
Fair Value Measurements Using:
Quoted Prices in Active Markets For Identical Assets (Level 1)	$-	$-
Significant Other Observable Inputs (Level 2)	$8,563	$8,113
Significant Unobservable Inputs (Level 3)	$27,310	$31,737

Other real estate owned measured at fair value	$2,394	$5,709
Fair Value Measurements Using:
Quoted Prices in Active Markets For Identical Assets (Level 1)	$-	$-
Significant Other Observable Inputs (Level 2)	$2,394	$5,709
Significant Unobservable Inputs (Level 3)	$-	$-

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

The Company has chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States, and as such has not included any gains or losses in earnings for the year ended December 31, 2012.

Note 23.  Financial Instruments

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

These items are generally short-term in nature and, accordingly, the carrying amounts reported in the consolidated balance sheets are reasonable approximations of their fair values.

Investment Securities.

Fair values are principally based on quoted market prices. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments or the use of discounted cash flow analyses.

Loans Held for Sale.

Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices. These loans are classified within level 3 of the fair value hierarchy.

Loans, net.

Market values are computed present values using net present value formulas. The present value is the sum of the present value of all projected cash flows on an item at a specified discount rate. The discount rate is set as an appropriate rate index, plus or minus an appropriate spread. These loans are classified within level 3 of the fair value hierarchy.

Accrued interest receivable.

The carrying amount of accrued interest receivable approximates its fair value.

Deposits.

Market values are actually computed present values using net present value formulas. The present value is the sum of the present value of all projected cash flows on an item at a specified discount rate. The discount rate is set as an appropriate rate index, plus or minus an appropriate spread. Deposits are classified within level 3 of the fair value hierarchy.

Accrued interest payable.

The carrying amount of accrued interest payable approximates its fair value.

Borrowings.

The carrying amount of federal funds purchased and other short-term borrowings approximate their fair values. The fair value of the Company’s long-term borrowings is computed using net present value formulas. The present value is the sum of the present value of all projected cash flows on an item at a specified discount rate. The discount rate is set as an appropriate rate index, plus or minus an appropriate spread. Borrowings are classified within level 3 of the fair value hierarchy.

Other Unrecognized Financial Instruments.

The fair value of commitments to extend credit is estimated using the fees charged to enter into similar legally binding agreements, taking into account the remaining terms of the agreements and customers' credit ratings. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit are based on fees charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2012 and 2011 the fair value of guarantees under commercial and standby letters of credit was not material.

The estimated fair values and carrying values of the financial instruments at December 31, 2012 and 2011 are presented in the following table:

	December 31, 2012		December 31, 2011
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Cash and cash equivalents	$86,233	$86,233	$112,442	$112,442
Securities, available for sale	$602,300	$602,300	$520,497	$520,497
Securities, held to maturity	$58,943	$58,939	$112,666	$113,197
Federal Home Loan Bank stock	$1,275	$1,275	$643	$643
Loans, net	$629,500	$634,042	$564,221	$564,049
Accrued interest receivable	$6,711	$6,711	$8,128	$8,128

Liabilities
Deposits	$1,252,612	$1,221,571	$1,207,302	$1,214,529
Borrowings	$15,846	$15,846	$15,423	$15,421
Accrued interest payable	$2,840	$2,840	$3,509	$3,509

There is no material difference between the contract amount and the estimated fair value of off-balance sheet items that are primarily comprised of short-term unfunded loan commitments that are generally at market prices.

Note 24.  Concentrations of Credit and Other Risks

The Company monitors loan portfolio concentrations by region, collateral type, loan type, and industry on a monthly basis and has established maximum thresholds as a percentage of its capital to ensure that the desired mix and diversification of its loan portfolio is achieved.  The Company is compliant with the established thresholds as of December 31, 2012. Personal, commercial and residential loans are granted to customers, most of who reside in northern and southern areas of Louisiana. Although the Company has a diversified loan portfolio, significant portions of the loans are collateralized by real estate located in Tangipahoa Parish and surrounding parishes in southeast Louisiana. Declines in the Louisiana economy could result in lower real estate values which could, under certain circumstances, result in losses to the Company.

The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers. Generally, credit is not extended in excess of $8.0 million to any single borrower or group of related borrowers.  Approximately 37.6% of the Company’s deposits are derived from local governmental agencies at December 31, 2012. These governmental depositing authorities are generally long-term customers. A number of the depositing authorities are under contractual obligation to maintain their operating funds exclusively with the Company. In most cases, the Company is required to pledge securities or letters of credit issued by the Federal Home Loan Bank to the depositing authorities to collateralize their deposits. Under certain circumstances, the withdrawal of all of, or a significant portion of, the deposits of one or more of the depositing authorities may result in a temporary reduction in liquidity, depending primarily on the maturities and/or classifications of the securities pledged against such deposits and the ability to replace such deposits with either new deposits or other borrowings.  Public fund deposits totaled $470.5 million of total deposits at December 31, 2012.  Five public entities comprised $395.3 million or 84.0% of the total public funds as of December 31, 2012.

Note 25.  Litigation

The Company is subject to various legal proceedings in the normal course of its business. It is Management’s belief that the ultimate resolution of such claims will not have a material adverse effect on the Company’s financial position or results of operations.

Note 26.  Condensed Parent Company Information

The following condensed financial information reflects the accounts and transactions of First Guaranty Bancshares, Inc. (parent company only) for the dates indicated:

First Guaranty Bancshares, Inc.
Condensed Balance Sheets

(in thousands)	December 31, 2012	December 31, 2011
Assets
Cash	$1,291	$1,618
Investment in bank subsidiary	135,538	127,801
Investment securities:
Available for sale, at fair value	64	291
Other assets	407	286
Total Assets	$137,300	$129,996

Liabilities and Stockholders' Equity
Long-term debt	$2,900	$3,200
Other liabilities	219	194
Total Liabilities	3,119	3,394
Stockholders' Equity	134,181	126,602
Total Liabilities and Stockholders' Equity	$137,300	$129,996

First Guaranty Bancshares, Inc.
Condensed Statements of Income

(in thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Operating Income
Dividends received from bank subsidiary	$6,400	$4,600	$6,893
Other income	1	32	4
Total operating income	6,401	4,632	6,897

Operating Expenses
Interest expense	91	166	-
Salaries & Benefits	101	85	88
Other expenses	667	927	766
Total operating expenses	859	1,178	854

Income before income tax benefit and increase in equity in undistributed earnings of subsidiary	5,542	3,454	6,043
Income tax benefit	373	200	296
Income before increase in equity in undistributed earnings of subsidiary	5,915	3,654	6,339
Increase in equity in undistributed earnings of subsidiary	6,144	4,379	3,686
Net Income	12,059	8,033	10,025
Less preferred stock dividends	(1,972)	(1,976)	(1,333)
Net income available to common shareholders	$10,087	$6,057	$8,692

First Guaranty Bancshares, Inc.
Condensed Statements of Cash Flow

(in thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Cash flows from operating activities:
Net income	$12,059	$8,033	$10,025
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) in equity in undistributed earnings of subsidiary	(6,144)	(4,379)	(3,686)
Loss on sale of securities	2	-	-
Net change in other liabilities	32	(349)	159
Net change in other assets	(122)	(250)	164
Net cash provided by operating activities	5,827	3,055	6,662

Cash flows from investing activities:
Proceeds from maturities, calls and sales of AFS securities	248	-	-
Funds Invested in AFS securities	(41)	-	-
Payments for investments in and advances to subsidiary	-	(19,331)	-
Cash paid in excess of cash received in acquisition	-	(2,203)	-
Net cash provided by (used in) investing activities	207	(21,534)	-

Cash flows from financing activities:
Proceeds from short-term debt	1,800	-	-
Proceeds from long-term debt	-	3,500	-
Repayment of long-term debt	(2,100)	(3,800)	-
Proceeds from issuance of preferred stock	-	39,435	-
Repurchase of preferred stock	-	(21,128)	-
Repurchase of common stock	(54)	-	-
Dividends paid	(6,007)	(5,433)	(4,686)
Net cash provided by (used in) financing activities	(6,361)	12,574	(4,686)

Net (decrease) increase in cash and cash equivalents	(327)	(5,905)	1,976
Cash and cash equivalents at the beginning of the period	1,618	7,523	5,547
Cash and cash equivalents at the end of the period	$1,291	$1,618	$7,523

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures for the year ended December 31, 2012.

Item 9A - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer (Principal Executive Officer) and its Chief Financial Officer (Principal Financial Officer), of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chairman and Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective. See Exhibits 31.1 and 31.2 for the Certification statements.

For further information, see “Management’s annual report on internal control over financial reporting” below. There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the twelve months ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.

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

Based on our evaluation under the framework in Internal Control – Integrated Framework, Management concluded that internal control over financial reporting was effective as of December 31, 2012.

9B - Other Information

None

Part III

Item 10 – Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G (3), information on directors and executive officers of the Registrant will be incorporated by reference from the Company’s Definitive Proxy Statement.

Item 11 - Executive Compensation

Pursuant to General Instruction G (3), information on directors and executive officers of the Registrant will be incorporated by reference from the Company’s Definitive Proxy Statement.

Item 12 - Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

Pursuant to General Instruction G (3), information on directors and executive officers of the Registrant will be incorporated by reference from the Company’s Definitive Proxy Statement.

Item 13 - Certain Relationships and Related Transactions and Director Independence

Pursuant to General Instruction G (3), information on directors and executive officers of the Registrant will be incorporated by reference from the Company’s Definitive Proxy Statement.

Item 14 - Principal Accountant Fees and Services

Pursuant to General Instruction G (3), information on directors and executive officers of the Registrant will be incorporated by reference from the Company’s Definitive Proxy Statement.

Part IV

Item 15 - Exhibits and Financial Statement Schedules

(a)	1	Consolidated Financial Statements

		Item	Page
First Guaranty Bancshares, Inc. and Subsidiary
		Report of Independent Registered Accounting Firm	52
		Consolidated Balance Sheets - December 31, 2012 and 2011	53
		Consolidated Statements of Income – Years Ended December 31, 2012, 2011 and 2010	54
		Consolidated Statements of Comprehensive Income – Years Ended December 31, 2012, 2011 and 2010	55
		Consolidated Statements of Changes in Stockholders’ Equity - December 31, 2012, 2011 and 2010	56
		Consolidated Statements of Cash Flows - Years Ended December 31, 2012, 2011 and 2010	57
		Notes to Consolidated Financial Statements	58

	2	Consolidated Financial Statement Schedules

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
14.1
First Guaranty Bancshares, Inc. and Subsidiary Code of Conduct and Ethics for Employees, Officers and Directors adopted March 15, 2012 (filed at Exhibit 14.3 on the Company’s Form 10-K dated March 27, 2013 and incorporated herein by reference)

14.2
First Guaranty Bancshares, Inc. Code of Ethics for Senior Financial Officers adopted March 15, 2012 (filed at Exhibit 14.4 on the Company’s Form 10-K dated March 27, 2013 and incorporated herein by reference).

14.3		First Guaranty Bancshares, Inc. and Subsidiary Code of Conduct and Ethics for Employees, Officers and Directors adopted January 17, 2013.
14.4		First Guaranty Bancshares, Inc. Code of Ethics for Senior Financial Officers adopted January 17, 2013.
21		Subsidiaries of the First Guaranty Bancshares, Inc. (filed as Exhibit 21 on the Company’s Form 8-K dated November 8, 2007 and incorporated herein by reference).
24		Power of attorney
31.1		Certification of principal executive officer pursuant to Exchange Act Rule 13(a)-15(e) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of principal financial officer pursuant to Exchange Act Rule 13(a)-15(e) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH		XBRL Taxonomy Extension Schema.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase.
101.DEF		XBRL Taxonomy Extension Definition Linkbase.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase.
101.LAB		XBRL Taxonomy Extension Label Linkbase.
101.INS		XBRL Instance Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST GUARANTY BANCSHARES, INC.

Dated: March 27, 2013

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Alton B. Lewis Alton B. Lewis	Principal Executive Officer and Director	March 27, 2013

/s/ Eric J. Dosch Eric J. Dosch	Principal Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 27, 2013

*___________________________ Marshall T. Reynolds	Chairman of the Board	March 27, 2013

*___________________________ William K. Hood	Director	March 27, 2013

*___________________________ Glenda B. Glover	Director	March 27, 2013

*By: /s/ Alton B. Lewis
         Alton B. Lewis
         Under Power of Attorney