Form 10-Q
period 2013-03-31
First Guaranty Bancshares, Inc.
filed 2013-05-13
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2013
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
Yes ☐       No ☒

As of May 13, 2013 the registrant had 6,291,332 shares of $1 par value common stock outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents:
Cash and due from banks	$75,599	$83,330
Interest-earning demand deposits with banks	11	12
Federal funds sold	2,773	2,891
Cash and cash equivalents	78,383	86,233

Interest-earning time deposits with banks	747	747

Investment securities:
Available for sale, at fair value	571,634	602,300
Held to maturity, at cost (estimated fair value of $47,830 and $58,939, respectively)	47,972	58,943
Investment securities	619,606	661,243

Federal Home Loan Bank stock, at cost	555	1,275
Loans held for sale	-	557

Loans, net of unearned income	653,285	629,500
Less: allowance for loan losses	9,407	10,342
Net loans	643,878	619,158

Premises and equipment, net	19,512	19,564
Goodwill	1,999	1,999
Intangible assets, net	2,329	2,413
Other real estate, net	4,409	2,394
Accrued interest receivable	6,317	6,711
Other assets	6,010	5,009
Total Assets	$1,383,745	$1,407,303

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing demand	$190,642	$192,232
Interest-bearing demand	322,124	348,870
Savings	64,510	63,062
Time	650,514	648,448
Total deposits	1,227,790	1,252,612

Short-term borrowings	14,674	14,746
Accrued interest payable	3,179	2,840
Long-term borrowings	950	1,100
Other liabilities	3,048	1,824
Total Liabilities	1,249,641	1,273,122

Stockholders' Equity
Preferred stock:
Series C - $1,000 par value - authorized 39,435 shares; issued and outstanding 39,435	39,435	39,435
Common stock:
$1 par value - authorized 100,600,000 shares; issued 6,294,227 shares	6,294	6,294
Surplus	39,387	39,387
Treasury stock, at cost, 2,895 shares	(54)	(54)
Retained earnings	43,871	43,071
Accumulated other comprehensive income	5,171	6,048
Total Stockholders' Equity	134,104	134,181
Total Liabilities and Stockholders' Equity	$1,383,745	$1,407,303

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2013	2012
Interest Income:
Loans (including fees)	$9,096	$8,772
Loans held for sale	-	1
Deposits with other banks	40	15
Securities (including FHLB stock)	3,368	5,630
Federal funds sold	-	4
Total Interest Income	12,504	14,422

Interest Expense:
Demand deposits	362	343
Savings deposits	14	13
Time deposits	2,506	3,173
Borrowings	38	39
Total Interest Expense	2,920	3,568

Net Interest Income	9,584	10,854
Less: Provision for loan losses	904	1,200
Net Interest Income after Provision for Loan Losses	8,680	9,654

Noninterest Income:
Service charges, commissions and fees	1,151	1,188
Net gains on securities	777	728
Net gains on sale of loans	(25)	(30)
Other	327	373
Total Noninterest Income	2,230	2,259

Noninterest Expense:
Salaries and employee benefits	3,526	3,371
Occupancy and equipment expense	981	920
Other	3,197	2,959
Total Noninterest Expense	7,704	7,250

Income Before Income Taxes	3,206	4,663
Less: Provision for income taxes	1,117	1,612
Net Income	2,089	3,051
Preferred Stock Dividends	(283)	(484)
Income Available to Common Shareholders	$1,806	$2,567

Per Common Share:
Cash dividends paid	$0.16	$0.16
Earnings	$0.29	$0.41

Weighted Average Common Shares Outstanding	6,291,332	6,294,194
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
(in thousands)	2013	2012
Net Income	$2,089	$3,051
Other comprehensive income, net of tax:
Unrealized gains on securities:
Unrealized holding losses arising during the period	(100)	(2,607)
Reclassification adjustments for net gains included in net income	(777)	(728)
Other comprehensive income, net of tax	(877)	(3,335)
Comprehensive Income (Loss)	$1,212	$(284)

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

	Series C					Accumulated
	Preferred	Common				Other
	Stock	Stock		Treasury	Retained	Comprehensive
	$1,000 Par	$1 Par	Surplus	Stock	Earnings	Income/(Loss)	Total
(in thousands, except per share data)
Balance December 31, 2011	$39,435	$6,294	$39,387	$-	$37,019	$4,467	$126,602
Net income	-	-	-	-	3,051	-	3,051
Other comprehensive income	-	-	-	-	-	(3,335)	(3,335)
Cash dividends on common stock ($0.16 per share)	-	-	-	-	(1,015)	-	(1,015)
Treasury shares purchased, at cost, 600 shares	-	-	-	(11)	-	-	(11)
Preferred stock dividend	-	-	-	-	(484)	-	(484)
Balance March 31, 2012 (unaudited)	$39,435	$6,294	$39,387	$(11)	$38,571	$1,132	$124,808

Balance December 31, 2012	$39,435	$6,294	$39,387	$(54)	$43,071	$6,048	$134,181
Net Income	-	-	-	-	2,089	-	2,089
Other comprehensive income	-	-	-	-	-	(877)	(877)
Cash dividends on common stock ($0.16 per share)	-	-	-	-	(1,006)	-	(1,006)
Preferred stock dividend	-	-	-	-	(283)	-	(283)
Balance March 31, 2013 (unaudited)	$39,435	$6,294	$39,387	$(54)	$43,871	$5,171	$134,104
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(in thousands)	2013	2012
Cash Flows From Operating Activities
Net income	$2,089	$3,051
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	904	1,200
Depreciation and amortization	527	524
Amortization/Accretion of investments	511	433
Gain on calls and sales of securities	(777)	(728)
Gain on sale of assets	25	47
ORE write downs and loss on disposition	24	381
Net decrease (increase) in loans held for sale	557	(55)
Change in other assets and liabilities, net	1,365	2,022
Net Cash Provided By Operating Activities	5,225	6,875

Cash Flows From Investing Activities
Proceeds from maturities and calls of HTM securities	11,000	61,118
Proceeds from maturities, calls and sales of AFS securities	283,452	131,003
Funds invested in HTM securities	-	(40,901)
Funds Invested in AFS securities	(253,879)	(214,262)
Proceeds from sale/redemption of Federal Home Loan Bank stock	720	-
Funds invested in Federal Home Loan Bank stock	-	(1,155)
Net increase in loans	(27,894)	(4,526)
Purchase of premises and equipment	(372)	(344)
Proceeds from sales of other real estate owned	231	589
Net Cash Provided By (Used In) Investing Activities	13,258	(68,478)

Cash Flows From Financing Activities
Net (decrease) increase in deposits	(24,822)	$5,258
Net (decrease) increase in federal funds purchased and short-term borrowings	(72)	159
Repayment of long-term borrowings	(150)	(150)
Purchase of treasury stock	-	(11)
Dividends paid	(1,289)	(1,499)
Net Cash (Used In) Provided By Financing Activities	(26,333)	3,757

Net Decrease In Cash and Cash Equivalents	(7,850)	(57,846)
Cash and Cash Equivalents at the Beginning of the Period	86,233	112,442
Cash and Cash Equivalents at the End of the Period	$78,383	$54,596

Noncash Activities:
Loans transferred to foreclosed assets	$2,270	$266

Cash Paid During The Period:
Interest on deposits and borrowed funds	$2,581	$3,398
Income taxes	$-	$-
See Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements and the footnotes of First Guaranty Bancshares, Inc. (the “Company”) thereto should be read in conjunction with the audited financial statements and note disclosures for the Company previously filed with the Securities and Exchange Commission in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2012.

The consolidated financial statements include the accounts of First Guaranty Bancshares, Inc. and its wholly owned subsidiary First Guaranty Bank.  All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations for the three month periods ended March 31, 2013 and 2012 are not necessarily indicative of the results expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are susceptible to significant change in the near term are the allowance for loan losses, valuation of goodwill, intangible assets and other purchase accounting adjustments.

Note 2.  Recent Accounting Pronouncements

There are no recent accounting pronouncements to disclose for the first quarter of 2013.

Note 3. Securities

A summary comparison of securities by type at March 31, 2013 and December 31, 2012 is shown below.

	March 31, 2013				December 31, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S Treasuries	$26,000	$-	$-	$26,000	$20,000	$-	$-	$20,000
U.S. Government Agencies	369,768	311	(658)	369,421	392,616	751	(278)	393,089
Corporate debt securities	148,614	7,577	(237)	155,954	159,488	8,024	(401)	167,111
Mutual funds or other equity securities	2,064	19	-	2,083	2,564	23	-	2,587
Municipal bonds	17,367	809	-	18,176	18,481	1,032	-	19,513
Total available for sale securities	$563,813	$8,716	$(895)	$571,634	$593,149	$9,830	$(679)	$602,300

Held to maturity:
U.S. Government Agencies	$47,972	$72	$(214)	$47,830	$58,943	$175	$(179)	$58,939
Total held to maturity securities	$47,972	$72	$(214)	$47,830	$58,943	$175	$(179)	$58,939

The scheduled maturities of securities at March 31, 2013, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to call or prepayments of securities.

	March 31, 2013
(in thousands)	Amortized Cost	Fair Value
Available For Sale:
Due in one year or less	$51,744	$51,828
Due after one year through five years	164,671	167,478
Due after five years through 10 years	302,547	306,871
Over 10 years	44,851	45,457
Total available for sale securities	$563,813	$571,634

Held to Maturity:
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through 10 years	47,972	47,830
Over 10 years	-	-
Total held to maturity securities	$47,972	$47,830

At March 31, 2013 $460.9 million of the Company's securities were pledged to secure public fund deposits.

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at March 31, 2013.

	Less Than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available for sale:
U.S Treasuries	$16,000	$-	$-	$-	$16,000	$-
U.S. Government agencies	198,272	(658)	-	-	198,272	(658)
Corporate debt securities	11,276	(186)	1,167	(51)	12,443	(237)
Mutual funds or other equity securities	-	-	-	-	-	-
Municipals	-	-	-	-	-	-
Total available for sale securities	$225,548	$(844)	$1,167	$(51)	$226,715	$(895)

Held to maturity:
U.S. Government agencies	$35,763	$(214)	$-	$-	$35,763	$(214)
Total held to maturity securities	$35,763	$(214)	$-	$-	$35,763	$(214)

At March 31, 2013, 111 debt securities have gross unrealized losses of $1.1 million or 0.4% of amortized cost. The Company believes that it will collect all amounts contractually due and has the intent and the ability to hold these securities until the fair value is at least equal to the carrying value. The Company had 1 U.S. Treasury security, 56 U.S. Government agency securities and 49 corporate debt securities that had gross unrealized losses for less than 12 months. The Company had 5 debt securities which have been in a continuous unrealized loss position for 12 months or longer. All securities with unrealized losses greater than 12 months were classified as available for sale totaling $1.2 million. Securities with unrealized losses less than 12 months included $209.5 million classified as available for sale and $35.8 million in held to maturity agency securities.

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

The held to maturity portfolio is comprised of government sponsored enterprise securities such as FHLB, FNMA, FHLMC and FFCB. The securities have maturities of 15 years or less and the securities are used to collateralize public funds. As of March 31, 2013 public funds deposits totaled $445.6 million. The Company has maintained public funds in excess of $175.0 million since December 2007. Management believes that public funds will continue to be a significant part of the Company's deposit base and will need to be collateralized by securities in the investment portfolio.

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

The Company believes that the securities with unrealized losses reflect impairment that is temporary and there are currently no securities with other-than-temporary impairment. There were no impairments recognized on securities during the three month periods ending March 31, 2013 or 2012.

At March 31, 2013, the Company's exposure to investment securities issuers that exceeded 10% of stockholders’ equity is as follows:

	At March 31, 2013
(in thousands)	Amortized Cost	Fair Value
U.S Treasury	$26,000	$26,000
Federal Home Loan Bank (FHLB)	133,081	132,918
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	23,977	23,844
Federal National Mortgage Association (Fannie Mae-FNMA)	137,047	136,907
Federal Farm Credit Bank (FFCB)	123,635	123,582
Total	$443,740	$443,251

Note 4. Loans

The following table summarizes the components of the Company's loan portfolio as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$49,378	7.5%	$44,856	7.1%
Farmland	11,152	1.7%	11,182	1.8%
1- 4 Family	90,932	13.9%	87,473	13.8%
Multifamily	14,020	2.1%	14,855	2.4%
Non-farm non-residential	322,398	49.3%	312,716	49.6%
Total Real Estate	487,880	74.5%	471,082	74.7%
Non-Real Estate:
Agricultural	17,030	2.6%	18,476	2.9%
Commercial and industrial	126,925	19.4%	117,425	18.6%
Consumer and other	22,721	3.5%	23,758	3.8%
Total Non-Real Estate	166,676	25.5%	159,659	25.3%
Total loans before unearned income	654,556	100.0%	630,741	100.0%
Unearned income	(1,271)		(1,241)
Total loans net of unearned income	$653,285		$629,500

The following table summarizes fixed and floating rate loans by contractual maturity as of March 31, 2013 and December 31, 2012 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	March 31, 2013			December 31, 2012
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$84,113	$126,471	$210,584	$89,117	$107,176	$196,293
One to five years	161,671	157,548	319,219	147,896	175,743	323,639
Five to 15 years	54,882	33,922	88,804	33,770	42,595	76,365
Over 15 years	8,427	10,521	18,948	7,829	5,927	13,756
Subtotal	$309,093	$328,462	637,555	$278,612	$331,441	610,053
Nonaccrual loans			17,001			20,688
Total loans before unearned income			654,556			630,741
Unearned income			(1,271)			(1,241)
Total loans net of unearned income			$653,285			$629,500

The majority of floating rate loans have interest rate floors. As of March 31, 2013, $220.4 million of the floating rate loans were at the floor rate. Nonaccrual loans have been excluded from the calculation.

The following tables present the age analysis of past due loans at March 31, 2013 and December 31, 2012:

	As of March 31, 2013
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$53	$254	$307	$49,071	$49,378	$-
Farmland	408	293	701	10,451	11,152	-
1 - 4 family	4,023	4,417	8,440	82,492	90,932	823
Multifamily	805	-	805	13,215	14,020	-
Non-farm non-residential	2,148	10,235	12,383	310,015	322,398	-
Total Real Estate	7,437	15,199	22,636	465,244	487,880	823
Non-Real Estate:
Agricultural	85	511	596	16,434	17,030	-
Commercial and industrial	108	2,114	2,222	124,703	126,925	-
Consumer and other	81	-	81	22,640	22,721	-
Total Non-Real Estate	274	2,625	2,899	163,777	166,676	-
Total loans before unearned income	$7,711	$17,824	$25,535	$629,021	$654,556	$823
Unearned income					(1,271)
Total loans net of unearned income					$653,285

	As of December 31, 2012
(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real estate:
Construction & land development	$228	$854	$1,082	$43,774	$44,856	$-
Farmland	96	312	408	10,774	11,182	-
1 - 4 family	4,895	5,058	9,953	77,520	87,473	455
Multifamily	156	-	156	14,699	14,855	-
Non-farm non-residential	1,137	11,571	12,708	300,008	312,716	-
Total Real Estate	6,512	17,795	24,307	446,775	471,082	455
Non-Real Estate:
Agricultural	-	512	512	17,964	18,476	-
Commercial and industrial	60	2,831	2,891	114,534	117,425	-
Consumer and other	115	5	120	23,638	23,758	-
Total Non-Real Estate	175	3,348	3,523	156,136	159,659	-
Total loans before unearned income	$6,687	$21,143	$27,830	$602,911	$630,741	$455
Unearned income					(1,241)
Total loans net of unearned income					$629,500

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

The following is a summary of nonaccrual loans by class as of the dates indicated:

in thousands)	As of March 31, 2013	As of December 31, 2012
Real Estate:
Construction & land development	$254	$854
Farmland	293	312
1 - 4 family	3,594	4,603
Multifamily	-	-
Non-farm non-residential	10,235	11,571
Total Real Estate	14,376	17,340
Non-Real Estate:
Agricultural	511	512
Commercial and industrial	2,114	2,831
Consumer and other	-	5
Total Non-Real Estate	2,625	3,348
Total Nonaccrual Loans	$17,001	$20,688

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

The following table identifies the credit exposure of the loan portfolio by specific credit ratings as of the dates indicated:

	As of March 31, 2013					As of December 31, 2012
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Construction & land development	$37,723	$4,938	$6,717	$-	$49,378	$29,654	$5,595	$9,607	$-	$44,856
Farmland	11,096	27	29	-	11,152	11,059	-	123	-	11,182
1 - 4 family	75,714	6,088	9,130	-	90,932	71,240	7,117	9,116	-	87,473
Multifamily	5,913	155	7,952	-	14,020	6,746	806	7,303	-	14,855
Non-farm non-residential	285,838	14,003	22,557	-	322,398	274,970	10,605	27,141	-	312,716
Total real estate	416,284	25,211	46,385	-	487,880	393,669	24,123	53,290	-	471,082
Non-Real Estate:
Agricultural	16,525	75	430	-	17,030	17,969	75	432	-	18,476
Commercial and industrial	119,666	3,037	4,222	-	126,925	108,590	3,834	5,001	-	117,425
Consumer and other	22,522	130	69	-	22,721	23,560	140	58	-	23,758
Total Non-Real Estate	158,713	3,242	4,721	-	166,676	150,119	4,049	5,491	-	159,659
Total loans before unearned income	$574,997	$28,453	$51,106	$-	$654,556	$543,788	$28,172	$58,781	$-	$630,741
Unearned income					(1,271)					(1,241)
Total loans net of unearned income					$653,285					$629,500

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

A summary of changes in the allowance for loan losses, by portfolio type, for the three months ended March 31, 2013 and 2012 are as follows:

	As of March 31, 2013
	Real Estate Loans:					Non-Real Estate Loans:
(in thousands)	Construction and Land Development	Farmland	1-4 Family	Multi-family	Non-farm non-residential	Agricultural	Commercial and Industrial	Consumer and other	Unallocated	Total
Allowance for Credit Losses:
Beginning balance (12/31/12)	$1,098	$50	$2,239	$284	$3,666	$64	$2,488	$233	$220	$10,342
Charge offs	(219)	-	(68)	-	(898)	-	(679)	(65)	-	(1,929)
Recoveries	1	-	22	-	1	1	4	61	-	90
Provision	338	(13)	(1)	-	246	(2)	182	(18)	172	904
Ending Balance	$1,218	$37	$2,192	$284	$3,015	$63	$1,995	$211	$392	$9,407

	As of March 31, 2012
	Real Estate Loans:					Non-Real Estate Loans:
(in thousands)	Construction and Land Development	Farmland	1-4 Family	Multi-family	Non-farm non-residential	Agricultural	Commercial and Industrial	Consumer and other	Unallocated	Total
Allowance for Credit Losses:
Beginning balance (12/31/11)	$1,002	$65	$1,917	$780	$2,980	$125	$1,407	$314	$289	$8,879
Charge offs	(53)	-	(71)	-	-	(7)	(100)	(155)	-	(386)
Recoveries	5	-	11	-	106	-	40	97	-	259
Provision	304	32	212	63	191	(13)	290	57	64	1,200
Ending Balance	$1,258	$97	$2,069	$843	$3,277	$105	$1,637	$313	$353	$9,952

	As of March 31, 2013
	Real Estate Loans:					Non-Real Estate Loans:
(in thousands)	Construction and Land Development	Farmland	1-4 Family	Multi-family	Non-farm non-residential	Agricultural	Commercial and Industrial	Consumer and other	Unallocated	Total
Allowance individually evaluated for impairment	$905	$-	$33	$256	$751	$-	$-	$-	$-	$1,945
Allowance collectively evaluated for impairment	313	37	2,159	28	2,264	63	1,995	211	392	7,462
Allowance at March 31, 2013	$1,218	$37	$2,192	$284	$3,015	$63	$1,995	$211	$392	$9,407

Loans individually evaluated for impairment	$6,254	$-	$1,142	$7,953	$21,270	$-	$3,647	$-		$40,266
Loans collectively evaluated for impairment	43,124	11,152	89,790	6,067	301,128	17,030	123,278	22,721		614,290
Loans at March 31, 2013 (before unearned income)	$49,378	$11,152	$90,932	$14,020	$322,398	$17,030	$126,925	$22,721		$654,556
Unearned income										(1,271)
Total loans net of unearned income										$653,285

	As of December 31, 2012
	Real Estate Loans:					Non-Real Estate Loans:
(in thousands)	Construction and Land Development	Farmland	1-4 Family	Multi-family	Non-farm non-residential	Agricultural	Commercial and Industrial	Consumer and other	Unallocated	Total
Allowance individually evaluated for impairment	$713	$-	$91	$244	$1,535	$-	$507	$-	$-	$3,090
Allowance collectively evaluated for impairment	385	50	2,148	40	2,131	64	1,981	233	220	7,252
Allowance at December 31, 2012	$1,098	$50	$2,239	$284	$3,666	$64	$2,488	$233	$220	$10,342

Loans individually evaluated for impairment	$8,865	$-	$2,126	$7,302	$25,904	$-	$4,390	$-		$48,587
Loans collectively evaluated for impairment	35,991	11,182	85,347	7,553	286,812	18,476	113,035	23,758		582,154
Loans at December 31, 2012 (before unearned income)	$44,856	$11,182	$87,473	$14,855	$312,716	$18,476	$117,425	$23,758		$630,741
Unearned income										(1,241)
Total loans net of unearned income										$629,500

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

The following is a summary of impaired loans by class as of the date indicated:

	As of March 31, 2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$3,168	$3,173	$-	$5,601	$892	$879
Farmland	-	-	-	-	-	-
1 - 4 family	440	440	-	568	41	50
Multifamily	650	650	-	166	11	-
Non-farm non-residential	3,594	4,005	-	10,655	1,145	1,147
Total Real Estate	7,852	8,268	-	16,990	2,089	2,076
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	3,647	3,651	-	3,900	82	161
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	3,647	3,651	-	3,900	82	161
Total Impaired Loans with no related allowance	11,499	11,919	-	20,890	2,171	2,237

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	3,086	3,086	905	3,086	118	105
Farmland	-	-	-	-	-	-
1 - 4 family	702	874	33	420	66	66
Multifamily	7,303	7,303	256	7,302	969	961
Non-farm non-residential	17,676	20,634	751	14,990	1,068	1,015
Total real estate	28,767	31,897	1,945	25,798	2,221	2,147
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-
Total Impaired Loans with an allowance recorded	28,767	31,897	1,945	25,798	2,221	2,147

Total Impaired Loans	$40,266	$43,816	$1,945	$46,688	$4,392	$4,384

The following is a summary of impaired loans by class as of the date indicated:

	As of December 31, 2012
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$3,177	$3,177	$-	$4,012	$414	$404
Farmland	-	-	-	-	-	-
1 - 4 family	1,516	2,176	-	2,102	162	73
Multifamily	1,351	1,351	-	1,355	103	110
Non-farm non-residential	2,936	2,982	-	5,963	427	287
Total Real Estate	8,980	9,686	-	13,432	1,106	874
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	3,734	3,734	-	1,098	117	87
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	3,734	3,734	-	1,098	117	87
Total Impaired Loans with no related allowance	12,714	13,420	-	14,530	1,223	961

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	5,688	5,688	713	3,677	406	418
Farmland	-	-	-	-	-	-
1 - 4 family	610	776	91	732	70	67
Multifamily	5,951	5,951	244	5,998	597	593
Non-farm non-residential	22,968	25,720	1,535	24,669	2,616	2,711
Total real estate	35,217	38,135	2,583	35,076	3,689	3,789
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	656	656	507	786	94	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	656	656	507	786	94	-
Total Impaired Loans with an allowance recorded	35,873	38,791	3,090	35,862	3,783	3,789

Total Impaired Loans	$48,587	$52,211	$3,090	$50,392	$5,006	$4,750

Troubled Debt Restructurings

A Troubled Debt Restructuring ("TDR") is considered such if the creditor for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. The modifications to the Company's TDRs were concessions on the interest rate charged. The effect of the modifications to the Company was a reduction in interest income. These loans have an allocated reserve in the Company's reserve for loan losses. The Company has not restructured any loans that are considered troubled debt restructurings in the prior twelve months.

The following table identifies the Troubled Debt Restructurings as of March 31, 2013 and December 31, 2012:

Troubled Debt Restructurings	March 31, 2013				December 31, 2012
	Accruing Loans				Accruing Loans
(in thousands)	Current	30-89 Days Past Due	Nonaccrual	Total TDRs	Current	30-89 Days Past Due	Nonaccrual	Total TDRs
Real Estate:
Construction & land development	$-	$-	$-	$-	$2,602	$-	$-	$2,602
Farmland	-	-	-	-	-	-	-	-
1-4 Family	-	-	-	-	-	-	1,296	1,296
Multifamily	5,951	-	-	5,951	5,951	-	-	5,951
Non-farm non residential	3,007	-	324	3,331	6,103	-	678	6,781
Total Real Estate	8,958	-	-	9,282	14,656	-	1,974	16,630
Non-Real Estate:
Agricultural	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-	-	-
Total	$8,958	$-	$324	$9,282	$14,656	$-	$1,974	$16,630

The following table discloses TDR activity for the three months ended March 31, 2013.

	Real Estate Loans:					Non-Real Estate Loans:
(in thousands)	Construction and Land Development	Farmland	1-4 family	Multi-family	Non-farm non-residential	Agricultural	Commercial and Industrial	Consumer and other	Total
Beginning balance of TDRs (12/31/2012)	$2,602	$-	$1,296	$5,951	$6,781	$-	$-	$-	$16,630
New TDRs	-	-	-	-	-	-	-	-	-
Charge-offs post-modification	-	-	-	-	(355)	-	-	-	(355)
Transferred to ORE			(1,075)						(1,075)
Paydowns	-	-	-	-	-	-	-	-	-
Construction to permanent financing	-	-	-	-	-	-	-	-	-
Restructured to market terms	(2,602)	-	(221)	-	(3,095)	-	-	-	(5.918)
Ending balance of TDRs (3/31/2013)	$-	$-	$-	$5,951	$3,331	$-	$-	$-	$9,282

Note 6. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to impairment testing. Other intangible assets continue to be amortized over their useful lives. The Company's goodwill is the difference in purchase price over the fair value of net assets acquired from the Homestead Bancorp in 2007.  Goodwill totaled $2.0 million at March 31, 2013 and December 31, 2012.  No impairment charges have been recognized on the Company's intangible assets. Mortgage servicing rights were relatively unchanged totaling $0.2 million at March 31, 2013 and December 31, 2012. Other intangible assets recorded include core deposit intangibles, which are subject to amortization. The weighted-average amortization period remaining for the Company's core deposit intangibles is 7.0 years. The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions.

Note 7. Other Real Estate (ORE)

Other real estate owned consists of the following at the dates indicated:

(in thousands)	March 31, 2013	December 31, 2012
Real Estate Owned Acquired by Foreclosure:
Residential	$2,067	$1,186
Construction & land development	1,103	1,083
Non-farm non-residential	1,239	125
Total Other Real Estate Owned and Foreclosed Property	$4,409	$2,394

The increase in other real estate owned is due to the additions of a $1.1 million residential property, a $0.3 million residential property, and a $0.8 million commercial property.

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

Below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at March 31, 2013 and December 31, 2012:

Contract Amount
(in thousands)	March 31, 2013	December 31, 2012
Commitments to Extend Credit	$25,388	$26,775
Unfunded Commitments under lines of credit	$79,923	$71,423
Commercial and Standby letters of credit	$5,525	$5,470

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets.  If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified Level 3 in the Company's portfolio as of March 31, 2013 includes municipal bonds and one preferred equity security.

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

Other real estate owned. Properties are recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values of other real estate owned ("OREO") are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement or amounts commonly used in real estate transactions. Inputs include appraisal values on the properties or recent sales activity for similar assets in the property’s market, and thus OREO measured at fair value would be classified within Level 2 of the hierarchy.

Certain non-financial assets and non-financial liabilities are measured at fair value on a non-recurring basis including assets and liabilities related to reporting units measured at fair value in the testing of goodwill impairment, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	March 31, 2013	December 31, 2012
Securities available for sale measured at fair value	$571,634	$602,300
Fair Value Measurements Using:
Quoted Prices in Active Markets For Identical Assets (Level 1)	$53,518	$20,522
Significant Other Observable Inputs (Level 2)	$509,916	$573,071
Significant Unobservable Inputs (Level 3)	$8,200	$8,707

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

There were no transfers out of or into Level 1 during the first quarter of 2013.

The change in Level 3 securities available for sale from December 31, 2012 was due to the sale of a Level 3 security totaling $0.5 million.

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of March 31, 2013 and December 31, 2012, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At March 31, 2013	At December 31, 2012
Impaired loans measured at fair value	$28,767	$35,873
Fair Value Measurements Using:
Quoted Prices in Active Markets For Identical Assets (Level 1)	$-	$-
Significant Other Observable Inputs (Level 2)	$8,534	$8,563
Significant Unobservable Inputs (Level 3)	$20,233	$27,310

Other real estate owned measured at fair value	$4,409	$2,394
Fair Value Measurements Using:
Quoted Prices in Active Markets For Identical Assets (Level 1)	$-	$-
Significant Other Observable Inputs (Level 2)	$4,409	$2,394
Significant Unobservable Inputs (Level 3)	$-	$-

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

The Company has chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States, and as such has not included any gains or losses in earnings for the three months ended March 31, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis is intended to highlight the significant factors affecting the Company's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data at March 31, 2013 and for the three months ended March 31, 2013 and 2012 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly the Company's financial position and results of operations for such periods.

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

First Quarter 2013 Financial Overview

Financial highlights for the three month periods of 2013 and 2012 are as follows:

●
Net income for the first quarter of 2013 and 2012 was $2.1 million and $3.1 million, respectively.  Net income to common shareholders after preferred stock dividends was $1.8 million and $2.6 million for the first quarter of 2013 and 2012, with earnings per common share of $0.29 and $0.41, respectively. The decrease in net income for the first quarter of 2013 when compared to the first quarter of 2012 was primarily the result of a decrease in interest income from securities investments. The decrease in interest income on securities is the result of lower volume and lower yield due to investments in shorter term securities.

●
Net interest income for the first quarter of 2013 and 2012 was $9.6 million and $10.9 million, respectively.  The net interest margin was 2.85% for the first quarter 2013 and 3.31% for the same period in 2012.

●	The provision for loan losses for the first quarter of 2013 was $0.9 million compared to $1.2 million for the first quarter of 2012.

●	Total assets at March 31, 2013 were $1.4 billion; a decrease of $23.6 million or 1.7% from December 31, 2012. The decrease in assets was primarily from a decrease in deposits.

●
Investment securities totaled $619.6 million at March 31, 2013, a decrease of $41.6 million when compared to $661.2 million at December 31, 2012. At March 31, 2013, available for sale securities, at fair value, totaled $571.6 million; a decrease of $30.7 million when compared to $602.3 million at December 31, 2012. At March 31, 2013, held to maturity securities, at amortized cost, totaled $48.0 million; a decrease of $11.0 million when compared to $58.9 million at December 31, 2012.

●
The net loan portfolio at March 31, 2013 totaled $643.9 million, a net increase of $24.7 million from the December 31, 2012 net loan portfolio of $619.2 million. Loans are reduced by the allowance for loan losses which totaled $9.4 million for March 31, 2013 and $10.3 million for December 31, 2012.

●	Total impaired loans decreased $8.3 million at March 31, 2013 to $40.3 million compared to $48.6 million at December 31, 2012.

●	Loans classified as Troubled Debt Restructurings ("TDRs") decreased $7.3 million to $9.3 million from $16.6 million at December 31, 2012.

●	Total deposits decreased $24.8 million or 2.0% at March 31, 2013 compared to December 31, 2012. This decrease is from seasonal fluctuation of public fund deposits.

●
Return on average assets for the three months ended March 31, 2013 and March 31, 2012 was 0.60% and 0.90%, respectively. Return on average common shareholders’ equity, adjusted for preferred stock dividends, for the three months ended March 31, 2013 and March 31, 2012 was 7.69% and 11.57%, respectively.  Return on average assets is calculated by dividing annualized net income before preferred dividends by average assets.  Return on common shareholders’ equity is calculated by dividing net earnings applicable to common shareholders by average common shareholders’ equity.

●	The Company's Board of Directors declared a cash dividend of $0.16 per common share in the first quarter of 2013 and 2012.

●
Other real estate increased $2.0 million to $4.4 million at March 31, 2013 from $2.4 million at December 31, 2012. The increase in other real estate owned is due to the additions of a $1.1 million residential property, a $0.3 million residential property, and a $0.8 million commercial property.

●
Book value per common share was $15.05 as of March 31, 2013 compared to $15.06 as of December 31, 2012.  The decrease in book value per share is a result of the decrease in the unrealized gain on available for sale securities.

●	Preferred stock dividends from participation in the U.S. Treasury's Small Business Lending Fund ("SBLF") decreased $0.2 million to $0.3 million for the first quarter of 2013 compared to $0.5 million for the same period in 2012. The reduction was due to the increase in qualified small business loans.

Financial Condition

Changes in Financial Condition from December 31, 2012 to March 31, 2013

General.

Total assets as of March 31, 2013 were $1.4 billion; a decrease $23.6 million or 1.7% from December 31, 2012. The decrease in assets represent a decrease in deposits.

Investment Securities.

Investment securities at March 31, 2013 totaled $619.6 million, a decrease of $41.6 million compared to $661.2 million at December 31, 2012.  The decrease is attributed to the call of agency bonds and the sale of corporate securities. These funds were used for our seasonal public funds decrease and the residual was invested in loans. The investment portfolio consisted of available for sale securities at their fair market value total of $571.6 million and held to maturity securities at amortized cost total of $48.0 million.

The securities portfolio consisted principally of U.S. Government agency securities, corporate debt securities and municipal bonds. The securities portfolio provides the Company with a relatively stable source of income and provides a balance to credit risk when compared to other categories of assets. Management monitors the securities portfolio for both credit and interest rate risk.  The Company generally limits the purchase of corporate securities to individual issuers to manage concentration and credit risk. Corporate securities generally have a maturity of 10 years or less.  Government agency securities generally have maturities of 15 years or less. Corporate securities held at fair value totaled $156.0 million at March 31, 2013.  U.S. Government Agency securities that were held at fair value totaled $369.4 million at March 31, 2013. Agency securities that were held for maturity and carried at amortized cost totaled $48.0 million at March 31, 2013. The fair value of held to maturity agency securities was $47.8 million at March 31, 2013.

At March 31, 2013, $51.8 million or 8.4% of the securities portfolio was scheduled to mature in less than one year. Securities with contractual maturity dates over 10 years totaled $45.5 million or 7.3% of the total portfolio. The weighted average contractual maturity of the securities portfolio was 6.0 years at March 31, 2013 compared to 7.0 years at December 31, 2012.  The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates.

Average securities as a percentage of average interest-earning assets were 47.9% for the three month period ended March 31, 2013 and 51.2% for the same period in 2012. At March 31, 2013, the U.S Government agency securities and municipal bonds qualified as securities pledgeable to collateralize repurchase agreements and public funds. Securities pledged totaled $460.9 million at March 31, 2013 and $476.5 million at December 31, 2012.  See Note 3 of the Notes to Consolidated Financial Statements for more information on investment securities.

Loans.

Average loans as a percentage of average interest-earning assets were 46.2% for the three month period ended March 31, 2013 and 43.5% for the same period in 2012. Loans increased $24.7 million or 4.0% from $619.2 million at December 31, 2012. As we have increased our loans to qualified small businesses, as a part of the SBLF program, our preferred dividend on our SBLF capital has decreased to $0.3 million for the first quarter of 2013 from $0.5 million for each quarter in 2012. We expect loans to increase and, consequently, our preferred dividend to continue to decrease throughout 2013. The dividend is expected to be $0.2 million for the second quarter of 2013.  There are no significant concentrations of credit to any individual borrower. As of March 31, 2013, 74.5% of our loan portfolio was secured primarily or secondarily by real estate. The largest portion of our loan portfolio, at 49.3%, is non-farm non-residential loans secured by real estate.

 Net loans are reduced by the allowance for loan losses which totaled $9.4 million for March 31, 2013 and $10.3 million for December 31, 2012. Loan charge offs totaled $1.9 million during the first three months of 2013, compared to $0.4 million during the same period of 2012.  Recoveries totaled $0.1 million during the first three months of 2013 and $0.3 million during the first three months of 2012.  See Note 4 of the Notes to Consolidated Financial Statements for more information on loans and Note 5 for information on the allowance for loan losses.

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

(in thousands)	March 31, 2013	December 31, 2012
Nonaccrual loans:
Real Estate:
Construction and land development	$254	$854
Farmland	293	312
1 - 4 family residential	3,594	4,603
Multifamily	-	-
Non-farm non-residential	10,235	11,571
Total Real Estate	14,376	17,340
Non-Real Estate:
Agricultural	511	512
Commercial and industrial	2,114	2,831
Consumer and other	-	5
Total Non-Real Estate	2,625	3,348
Total nonaccrual loans	17,001	20,688

Loans 90 days and greater delinquent & accruing:
Real Estate:
Construction and land development	-	-
Farmland	-	-
1 - 4 family residential	823	455
Multifamily	-	-
Non-farm non-residential	-	-
Total Real Estate	823	455
Non-Real Estate:
Agricultural	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total Non-Real Estate	-	-
Total loans 90 days and greater delinquent & accruing	823	455

Total non-performing loans	$17,824	$21,143

Real Estate Owned:
Real Estate Loans:
Construction and land development	1,103	1,083
Farmland	-	-
1 - 4 family residential	2,067	1,186
Multifamily	-	-
Non-farm non-residential	1,239	125
Total Real Estate	4,409	2,394
Non-Real Estate Loans:
Agricultural	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total Non-Real Estate	-	-
Total Real Estate Owned	4,409	2,394

Total non-performing assets	$22,233	$23,537

Non-performing assets to total loans	3.40%	3.74%
Non-performing assets to total assets	1.61%	1.67%

(in thousands)	March 31, 2013	December 31, 2012
Restructured Loans:
In Compliance with Modified Terms	$8,958	$14,656
Past Due 30 through 89 days and still accruing	-	-
Past Due 90 days and greater and still accruing	-	-
Nonaccrual	324	221
Restructured Loans that subsequently defaulted	-	1,753
Total Restructured Loans	$9,282	$16,630

At March 31, 2013, nonperforming assets totaled $22.2 million compared to $23.5 million at December 31, 2012; a decrease of 5.5% or $1.3 million. Management has not identified additional information on any loans not already included in impaired loans or the nonperforming assets that indicates possible credit problems that could cause doubt as to the ability of borrowers to comply with the loan repayment terms in the future. Nonperforming assets consist of loans 90 days or greater delinquent and still accruing, nonaccrual loans, and other real estate.

At March 31, 2013 loans 90 days or greater delinquent and still accruing totaled $0.8 million; an increase of $0.4 million or 80.9% compared to the $0.5 million total at December 31, 2012. This increase is due to the addition of $0.4 million of loans in the 1-4 family residential category that were 90 days or greater delinquent and still accruing at March 31, 2013.

At March 31, 2013 nonaccrual loans totaled $17.0 million; a decrease of $3.7 million or 17.8% compared to December 31, 2012 nonaccrual loans of $20.7 million. Nonaccrual loans were concentrated in 4 credit relationships for a total of $9.2 million or 54.2% of nonaccrual loans at March 31, 2013. This is compared to a concentration of 6 credit relationships in 2012 of $12.6 million or 60.8% of total nonaccrual loans.

Other real estate owned at March 31, 2013 totaled $4.4 million; an increase of $2.0 million from $2.4 million at December 31, 2012. The increase in other real estate owned is due to the addition of a $1.1 million residential property, a $0.3 million residential property, and a $0.8 million commercial property.

Allowance for Loan Losses.

The allowance for loan losses is maintained to absorb potential losses embedded in the loan portfolio. The allowance is increased by the provision for anticipated loan losses as well as recoveries of previously charged off loans and is decreased by loan charge-offs. The provision is the necessary charge to current expense to provide for current loan losses and to maintain the allowance commensurate with Management’s evaluation of the risks inherent in the loan portfolio. Various factors are taken into consideration when determining the amount of the provision and the adequacy of the allowance. These factors include but are not limited to:

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

Provisions made pursuant to these processes totaled $0.9 million in the first three months of 2013 as compared to $1.2 million for the same period in 2012. The provisions made in the first three months of 2013 were taken to provide for current loan losses and to maintain the allowance proportionate to risks inherent in the loan portfolio. Total charge-offs were $1.9 million for first three months of 2013 as compared to $0.4 million for the same period in 2012.  Recoveries totaled $0.1 million during the first three months of 2013 and $0.3 million during the first three months of 2012. For more information, see Note 5 to Consolidated Financial Statements.

Comparing March 31, 2013 to March 31, 2012, the decline in allowance provision is attributed to improvement in the credit quality of the loan portfolio and to the fact that the impaired loan portfolio did not suffer additional declines in estimated fair value. The credit quality improvements were across most loan portfolio types with the largest improvement in non-farm non-residential loans, commercial and industrial loans, and construction and land development.

The Company charged off $1.9 million in loan balances for the first quarter of 2013. The charged off loan balances were concentrated in 3 loan relationships which totaled $1.4 million or 70.2% of the total charged off amount. The details of the charged off loans in excess of $0.3 million are as follows:

1.
A $0.7 million charge-off was recorded for a commercial loan secured by accounts receivable and equipment.  The loan had a balance of $0.7 million with a specific reserve of $0.5 million at December 31, 2012.  Analysis of the credit indicated that additional charges were needed in the first quarter.

2.
A $0.4 million charge-off was recorded for a loan secured by real estate and accounts receivable.  This loan had a recorded balance of $0.7 million at December 31, 2012 and a remaining recorded balance of $0.3 million as of March 31, 2013.

3.
A $0.3 million charge-off was recorded for a loan secured by owner occupied real estate that was foreclosed upon in the first quarter of 2013 and moved to other real estate owned.  This loan had a recorded balance of $1.3 at December 31, 2012.  The balance in other real estate owned was $0.8 million as of March 31, 2013.

The remaining $0.6 million of charge-offs for the first quarter of 2013 were comprised of smaller loans and overdrawn deposit accounts.

As of March 31, 2013, the Company had classified $40.3 million in loans as impaired compared to $48.6 million as of December 31, 2012.  The $8.3 million reduction in impaired loans was principally due to a $5.7 million credit relationship that was no longer considered impaired in the first quarter of 2013. $1.4 million of the reduction in impaired loans was due to charge-offs. $0.8 million was due to loans being transferred to other real estate owned.

All accrued but uncollected interest related to a loan is deducted from income in the period the loan is placed on nonaccrual. During the period a loan is in nonaccrual status, any cash receipts are first applied to the principal balance. Once the principal balance has been fully recovered, any residual amounts are applied to expenses resulting from the collection of the payment and to the recovery of any reversed interest income and interest income that would have been due had the loan not been nonaccrual. As of March 31, 2013 and December 31, 2012 the Company had nonaccrual loans totaling $17.0 million and $20.7 million, respectively. The allowance for loan losses at March 31, 2013 was $9.4 million or 1.44% of total loans and 52.8% of nonperforming loans. See Note 4 and 5 of the Notes to Consolidated Financial Statements for more information on loans and the allowance for loan losses.

Other information relating to loans, the allowance for loan losses and other pertinent statistics follows.

(in thousands)	March 31, 2013	March 31, 2012
Loans:
Average outstanding balance	$629,753	$572,683
Balance at end of period	$653,285	$577,233

Allowance for Loan Losses:
Balance at beginning of year	$10,342	$8,879
Charge offs	(1,929)	(386)
Recoveries	90	259
Provision	904	1,200
Balance at end of period	$9,407	$9,952

Deposits.

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. In this regard, management regularly assesses our funding needs, deposit pricing and interest rate outlooks. From December 31, 2012 to March 31, 2013, total deposits decreased $24.8 million, or 2.0%, to $1.2 billion at March 31, 2013.  Noninterest-bearing demand deposits decreased $1.6 million from December 31, 2012 to March 31, 2013. Interest-bearing demand deposits decreased by $26.7 million when comparing March 31, 2013 to December 31, 2012. Time deposits increased $2.1 million, or 0.3% to $650.5 million at March 31, 2013, compared to $648.4 million at December 31, 2012.

At March 31, 2013, public fund deposits totaled $445.6 million.  During the first three months of 2013, public fund deposits decreased $24.8 million. This decrease is due to the seasonal fluctuation of public funds. The Company has developed a program for the development and management of public fund deposits.  Since 2007, the Company has maintained public fund deposits in excess of $175.0 million.  These deposits are from local government entities such as school districts, hospital districts, sheriff departments and other municipalities.  Several of these accounts are under contracts with terms up to three years.  Public funds deposit accounts are collateralized by FHLB letters of credit and by eligible government agency securities such as those issued by the FHLB, FFCB, FNMA, and FHLMC.  Management believes that public funds provide a low cost and stable source of funding for the Company.

As of March 31, 2013, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $427.7 million.  At March 31, 2013, approximately $250.9 million of the Company's certificates of deposit had a remaining term greater than one year.

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

			Increase/(Decrease)
(in thousands except for %)	March 31, 2013	December 31, 2012	Amount	Percent
Noninterest-bearing demand	$190,642	$192,232	$(1,590)	-0.8%
Interest-bearing demand	322,124	348,870	(26,746)	-7.7%
Savings	64,510	63,062	1,448	2.3%
Time	650,514	648,448	2,066	0.3%
Total deposits	$1,227,790	$1,252,612	$(24,822)	-2.0%

The following table sets forth the distribution of our time deposit accounts.

(in thousands)	March 31, 2013
Time deposits of less than $100,000	$222,676
Time deposits of $100,000 through $250,000	$167,228
Time deposits of more than $250,000	$260,610
Total Time Deposits	$650,514

The following table sets forth public funds as a percent of total deposits.

(in thousands except for %)	March 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
Total Public Funds	$445,654	$470,498	$431,905	$356,153	$268,474
Total Deposits	$1,227,790	$1,252,612	$1,207,302	$1,007,383	$799,746
Total Public Funds as a percent of Total Deposits	36.3%	37.6%	35.8%	35.4%	33.6%

Borrowings.

The Company maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. At March 31, 2013, short-term borrowings totaled $14.7 million which is unchanged from December 31, 2012, and consisted of repurchase agreements of $12.9 million and a line of credit totaling $1.8 million. Overnight repurchase agreement balances are monitored daily for sufficient collateralization. The Company had long-term borrowings totaling $1.0 million as of March 31, 2013 and $1.1 million at December 31, 2012.

The average amount of total short-term borrowings for the three months ended March 31, 2013 totaled $14.8 million, compared to $13.0 million for the three months ended March 31, 2012. At March 31, 2013, the Company had $60.0 million in Federal Home Loan Bank letters of credit outstanding obtained solely for collateralizing public deposits.

Equity.

Stockholders’ equity provides a source of permanent funding, allows for future growth and the ability to absorb unforeseen adverse developments. Total equity decreased to $134.1 million as of March 31, 2013 from $134.2 million at December 31, 2012. The decrease in stockholders' equity was the result of the decrease in other comprehensive income totaling $0.9 million. This decrease was partially offset by earnings for the first quarter of $2.1 million. The earnings for the quarter are reduced by common dividends of $1.0 million and preferred dividends of $0.3 million for a total addition to the Company's retained earnings of $0.8 million.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

Net Income.
Net Income for the three months ended March 31, 2013 was $2.1 million, a decrease of $1.0 million or 31.5% from $3.1 million for the three months ended March 31, 2012. Net income available to common shareholders for the three months ended March 31, 2013 was $1.8 million which is a decrease of $0.8 million from $2.6 million for the same period in 2012. The decrease in income can mainly be attributed to a $2.3 million decrease in securities interest income for the first quarter of 2013 compared to 2012. The decrease in securities interest income is due to the shortening of the contractual maturity of our securities portfolio. Interest and fee income on loans was $9.1 million for the three month period ended March 31, 2013; an increase of $0.3 million from $8.8 million for the same period in 2012. The increase in loan interest income can be mainly attributed to an increase in the volume of loans when compared to March 31, 2012. Interest expense for the first three months of 2013 totaled $2.9 million, a decrease of $0.6 million from $3.6 million for the first three months of 2012. The changes in interest earnings and expenses resulted in a net interest income decrease of $1.3 million to $9.6 million for the first quarter of 2013 when compared to $10.9 million for the same period in 2012. The provision for loan losses decreased $0.3 million from $1.2 million for the first quarter of 2012 to $0.9 million in the first quarter of 2013. Net gains on securities for the first quarter of 2013 and 2012 were $0.8 million and $0.7 million, respectively. Noninterest expense increased $0.5 million primarily from increased salaries expense as well as increases in various noninterest other expenses. The provision for income tax expense decreased by $0.5 million to $1.1 million for the first quarter of 2013 compared to $1.6 million for the same period in 2012. The decrease in tax expense is a result of the decrease in income for the quarter. Earnings per common share for the three months ended March 31, 2013 were $0.29, a decrease of $0.12, or 29.3% per common share from $0.41 per common share for the three months ended March 31, 2012.

Net Interest Income.
Net interest income is the largest component of our earnings, and is calculated by subtracting the cost of interest-bearing liabilities from the income earned on interest-earning assets. This represents the earnings from our primary business of gathering deposits, and making loans and investments. Our long-term objective is to manage this income to generate optimal income that balances interest rate risk, credit risk, and liquidity risks.

A financial institution’s asset and liability structure is substantially different from that of a non-financial company, in that virtually all assets and liabilities are monetary in nature. Accordingly, changes in interest rates, which are generally impacted by inflation rates, may have a significant impact on a financial institution’s performance. The impact of interest rate changes depends on the sensitivity to the change of our interest-earning assets and interest-bearing liabilities. The effects of the varying interest rate environment in recent years and our interest sensitivity position is discussed below.

Net interest income in the first quarter of 2013 was $9.6 million, a decrease of $1.3 million or 11.7%, when compared to $10.9 million in 2012. For the first quarter of 2013, loans and securities made up 46.2% and 47.9% of the average interest-earning assets, respectively; 50.3% of our loans are floating rate loans which are primarily tied to the prime lending rate or the London Inter-Bank Offered Rate (LIBOR). For the same period in 2012 loans and securities represented 43.5% and 51.2% of interest-earning assets, respectively.  The cost of our interest-bearing liabilities reflects a lower cost of funds paid on interest-bearing deposits. As of March 31, 2013, time deposits represented 53.0% of total deposits, which is a decrease from 55.1% of total deposits at March 31, 2012.

The average yield on interest-earning assets decreased from 4.4% at March 31, 2012 to 3.7% at March 31, 2013. This is largely attributable to the 1.3% decrease in the average yield on securities from 3.4% at March 31, 2012 to 2.1% at March 31, 2013. The average yield on securities decreased due to calls of securities in which the funds were re-deployed into shorter term securities that carry lower yields. The interest-bearing liabilities average cost decreased to 1.1% at March 31, 2013, compared to 1.4% at March 31, 2012. The average borrowing costs increased slightly from 0.97% at March 31, 2012 to 0.98% at March 31, 2013. This is due to the Company drawing $1.8 million on its revolving line of credit. The net yield on interest-earning assets was 2.61% for the three months ended March 31, 2013, compared to 3.05% for the same period in 2012.

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

	March 31, 2013			March 31, 2012
(in thousands except for %)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-earning deposits with banks	$78,610	$40	0.21%	$38,799	$15	0.16%
Securities (including FHLB stock)	653,150	3,368	2.09%	673,414	5,630	3.35%
Federal funds sold	2,930	-	-%	30,936	4	0.05%
Loans, net of unearned income	629,753	9,096	5.86%	572,683	8,773	6.14%
Total interest-earning assets	$1,364,443	$12,504	3.72%	$1,315,832	$14,422	4.40%

Noninterest-earning assets:
Cash and due from banks	$9,869			$10,134
Premises and equipment, net	19,539			19,906
Other assets	7,099			13,990
Total Assets	$1,400,950			$1,359,862

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Demand deposits	$341,175	$362	0.43%	$309,948	$343	0.44%
Savings deposits	63,897	14	0.09%	58,115	13	0.09%
Time deposits	650,558	2,506	1.56%	676,731	3,173	1.88%
Borrowings	15,787	38	0.98%	16,163	39	0.97%
Total interest-bearing liabilities	$1,071,417	$2,920	1.11%	$1,060,957	$3,568	1.35%

Noninterest-bearing liabilities:
Demand deposits	$189,832			$164,808
Other	5,096			5,459
Total Liabilities	$1,266,345			$1,231,224

Stockholders' equity	$134,605			$128,638
Total Liabilities and Stockholders'	$1,400,950			$1,359,862
Net interest income		$9,584			$10,854

Net interest rate spread (1)			2.61%			3.05%
Net interest-earning assets (2)	$293,026			$254,875
Net interest margin (3)			2.85%			3.31%

Average interest-earning assets to interest-bearing liabilities			127.3%			124.02%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses.

The provision for loan losses was $0.9 million and $1.2 million for the first quarter of 2013 and 2012, respectively. The lower 2013 provision was based on an assessment of the loan portfolio as well as other qualitative and quantitative factors considered by the Company's management team. The allowance for loan losses at March 31, 2013 was $9.4 million, compared to $10.3 million at December 31, 2012, and was 1.44% and 1.64% of total loans, respectively. The allowance for loan losses decreased due to the charge-off of loans that had specific allowances reserved. Management believes that the current level of the allowance is adequate to cover losses in the loan portfolio given the current economic conditions, expected net charge-offs and nonperforming asset levels.

Noninterest Income.

Noninterest income totaled $2.2 million for the three months ended March 31, 2013; a slight decrease of $29,000 when compared to $2.3 million for the three months ended March 31, 2012. Service charges, commissions and fees totaled $1.2 million for the three months ended March 31, 2013 and 2012. Net securities gains were $0.8 million for the first quarter of 2013 compared to $0.7 million for the first quarter of 2012.

Noninterest Expense.

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense, net cost from other real estate and repossessions, regulatory assessments and other types of expenses. Noninterest expense totaled $7.7 million in the first quarter of 2013 and $7.3 million for the same period in 2012. Salaries and benefits increased $0.2 million in the first quarter of 2013 to $3.5 million compared to $3.4 million in the first quarter of 2012. This can be attributed to the total number of employees increasing from 277 full-time equivalent employees at March 31, 2012 to 284 at March 31, 2013. Occupancy and equipment expense totaled $1.0 million for the first quarter of 2013 and $0.9 million in first quarter of 2012. Other noninterest expense totaled $3.2 million in the first quarter of 2013, compared to $3.0 million the first quarter of 2012

The following is a summary of the significant components of other noninterest expense:

(in thousands)	As of March 31, 2013	As of March 31, 2012
Other noninterest expense:
Legal and professional fees	$522	$487
Data processing	498	305
Marketing and public relations	244	175
Taxes - sales, capital, and franchise	147	181
Operating supplies	159	145
Travel and lodging	145	130
Net costs from other real estate and repossessions	267	419
Regulatory assessment	476	203
Other	739	914
Total other expense	$3,197	$2,959

Income Taxes.
The provision for income taxes for the three months ended March 31, 2013 and 2012 was $1.1 million and $1.6 million, respectively. The decrease in the provision for income taxes is a result of lower income for the first quarter of 2013 when compared to the first quarter of 2012. The Company's statutory tax rate for the three month period ended March 31, 2013 was 34.5%; this is relatively  unchanged from 34.6% for the first quarter of 2012.

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

The interest spread and liability funding discussed below are directly related to changes in asset and liability mixes, volumes, maturities and repricing opportunities for interest-earning assets and interest-bearing liabilities. Interest-sensitive assets and liabilities are those which are subject to repricing in the near term, including both floating or adjustable rate instruments and instruments approaching maturity. The interest sensitivity gap is the difference between total interest-sensitive assets and total interest-sensitive liabilities. Interest rates on our various asset and liability categories do not respond uniformly to changing market conditions. Interest rate risk is the degree to which interest rate fluctuations in the marketplace can affect net interest income.

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

The following interest sensitivity analysis is one measurement of interest rate risk and is set forth on the following table. This analysis, which we prepare monthly, reflects the contractual maturity characteristics of assets and liabilities over various time periods. This analysis does not factor in prepayments which may significantly change the report.  This table includes nonaccrual loans in their respective maturity periods.  The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at March 31, 2013 shown below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

	March 31, 2013
	Interest Sensitivity Within
(in thousands except for %)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$177,798	$99,268	$277,066	$376,219	$653,285
Securities (including FHLB stock)	47,129	4,699	51,828	568,333	620,161
Federal Funds Sold	2,773	-	2,773	-	2,773
Other earning assets	67,513	-	67,513	-	67,513
Total earning assets	$295,213	$103,967	$399,180	$944,552	$1,343,732

Source of Funds:
Interest-bearing accounts:
Demand deposits	$322,124	$-	$322,124	$-	$322,124
Savings deposits	64,510	-	64,510	-	64,510
Time deposits	169,368	230,243	399,611	250,903	650,514
Short-term borrowings	14,674	-	14,674	-	14,674
Long-term borrowings	150	450	600	350	950
Noninterest-bearing, net	-	-	-	290,960	290,960
Total source of funds	$570,826	$230,693	$801,519	$542,213	$1,343,732

Period gap	$(275,613)	$(126,726)	$(402,339)	$402,339
Cumulative gap	$(275,613)	$(402,339)	$(402,339)	$-

Cumulative gap as a percent of earning assets	-20.5%	-29.9%	-29.9%

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

Loans maturing within one year or less at March 31, 2013 totaled $210.6 million. At March 31, 2013, time deposits maturing within one year or less totaled $399.6 million.

The Company maintained a net borrowing capacity at the Federal Home Loan Bank totaling $87.2 million and $99.0 million at March 31, 2013 and December 31, 2012, respectively. We also maintain federal funds lines of credit at various correspondent banks with borrowing capacity of $71.2 million and a revolving line of credit for $2.5 million with an availability of $0.7 million as of March 31, 2013; this excludes the availability with the Federal Reserve Bank. The Company had a $1.8 million outstanding balance on these lines of credit as of March 31, 2013. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources.

The Company's capital position is reflected in stockholders’ equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

 Stockholders’ equity provides a source of permanent funding, allows for future growth and the ability to absorb unforeseen adverse developments. Total equity decreased to $134.1 million as of March 31, 2013 from $134.2 million at December 31, 2012. The decrease in stockholders' equity was the result of the decrease in other comprehensive income totaling $0.9 million. This decrease was partially offset by earnings for the first quarter of $2.1 million. The earnings for the quarter are reduced by common dividends of $1.0 million and preferred dividends of $0.3 million for a total addition to the Company's retained earnings of $0.8 million.

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

At March 31, 2013, we satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.

	"Well Capitalized Minimums"	As of March 31, 2013	As of December 31, 2012
Tier 1 Leverage Ratio
Consolidated	5.00%	8.98%	9.24%
Bank	5.00%	9.01%	9.34%

Tier 1 Risk-based Capital Ratio
Consolidated	6.00%	14.03%	14.13%
Bank	6.00%	14.07%	14.29%

Total Risk-based Capital Ratio
Consolidated	10.00%	15.09%	15.31%
Bank	10.00%	15.14%	15.47%

At March 31, 2013, we satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.

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

FIRST GUARANTY BANCSHARES, INC.

Date: May 13, 2013	By: /s/ Alton B. Lewis
Alton B. Lewis
Principal Executive Officer

Date: May 13, 2013	By: /s/ Eric J. Dosch
Eric J. Dosch
Principal Financial Officer
Secretary and Treasurer