Form 10-Q
period 2013-06-30
First Guaranty Bancshares, Inc.
filed 2013-08-13
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2013
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
Yes ☐ No ☒

As of August 13, 2013 the registrant had 6,291,332 shares of $1 par value common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents:
Cash and due from banks	$53,214	$83,330
Interest-earning demand deposits with banks	9	12
Federal funds sold	1,064	2,891
Cash and cash equivalents	54,287	86,233

Interest-earning time deposits with banks	997	747

Investment securities:
Available for sale, at fair value	491,552	602,300
Held to maturity, at cost (estimated fair value of $149,627 and $58,939, respectively)	155,493	58,943
Investment securities	647,045	661,243

Federal Home Loan Bank stock, at cost	1,277	1,275
Loans held for sale	-	557

Loans, net of unearned income	685,857	629,500
Less: allowance for loan losses	10,177	10,342
Net loans	675,680	619,158

Premises and equipment, net	19,824	19,564
Goodwill	1,999	1,999
Intangible assets, net	2,241	2,413
Other real estate, net	4,138	2,394
Accrued interest receivable	6,179	6,711
Other assets	8,868	5,009
Total Assets	$1,422,535	$1,407,303

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing demand	$190,727	$192,232
Interest-bearing demand	354,113	348,870
Savings	64,279	63,062
Time	653,729	648,448
Total deposits	1,262,848	1,252,612

Short-term borrowings	29,385	14,746
Accrued interest payable	2,963	2,840
Long-term borrowings	800	1,100
Other liabilities	2,460	1,824
Total Liabilities	1,298,456	1,273,122

Stockholders' Equity
Preferred stock:
Series C - $1,000 par value - authorized 39,435 shares; issued and outstanding 39,435	39,435	39,435
Common stock:
$1 par value - authorized 100,600,000 shares; issued 6,294,227 shares	6,294	6,294
Surplus	39,387	39,387
Treasury stock, at cost, 2,895 shares	(54)	(54)
Retained earnings	44,793	43,071
Accumulated other comprehensive (loss) income	(5,776)	6,048
Total Stockholders' Equity	124,079	134,181
Total Liabilities and Stockholders' Equity	$1,422,535	$1,407,303

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2013	2012	2013	2012
Interest Income:
Loans (including fees)	$9,189	$8,862	$18,285	$17,634
Loans held for sale	-	-	-	1
Deposits with other banks	51	21	91	36
Securities (including FHLB stock)	3,236	5,308	6,604	10,938
Federal funds sold	-	4	1	7
Total Interest Income	12,476	14,195	24,981	28,616

Interest Expense:
Demand deposits	319	357	682	700
Savings deposits	11	13	25	27
Time deposits	2,485	2,950	4,991	6,123
Borrowings	38	34	75	73
Total Interest Expense	2,853	3,354	5,773	6,923

Net Interest Income	9,623	10,841	19,208	21,693
Less: Provision for loan losses	800	904	1,704	2,104
Net Interest Income after Provision for Loan Losses	8,823	9,937	17,504	19,589

Noninterest Income:
Service charges, commissions and fees	1,171	1,196	2,322	2,385
Net gains on securities	767	755	1,544	1,483
Net (losses) gains on sale of loans	(3)	1	2	(27)
Other	346	437	673	810
Total Noninterest Income	2,281	2,389	4,541	4,651

Noninterest Expense:
Salaries and employee benefits	3,616	3,361	7,173	6,731
Occupancy and equipment expense	1,005	935	1,985	1,855
Other	3,209	3,581	6,408	6,541
Total Noninterest Expense	7,830	7,877	15,566	15,127

Income Before Income Taxes	3,274	4,449	6,479	9,113
Less: Provision for income taxes	1,142	1,486	2,258	3,098
Net Income	2,132	2,963	4,221	6,015
Preferred Stock Dividends	(203)	(502)	(486)	(986)
Income Available to Common Shareholders	$1,929	$2,461	$3,735	$5,029

Per Common Share:
Cash dividends paid	$0.16	$0.16	$0.32	$0.32
Earnings	$0.31	$0.39	$0.59	$0.80

Weighted Average Common Shares Outstanding	6,291,332	6,293,436	6,291,332	6,294,004

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Net Income	$2,132	$2,963	$4,221	$6,015
Other comprehensive income:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(15,820)	8,583	(16,371)	4,258
Reclassification adjustments for gains included in net income	(767)	(755)	(1,544)	(1,483)
Change in unrealized gains (losses) on securities	(16,587)	7,828	(17,915)	2,775
Tax impact	5,640	(2,662)	6,091	(944)
Other comprehensive (loss) income, net of tax	(10,947)	5,166	(11,824)	1,831
Comprehensive (Loss) Income	$(8,815)	$8,129	$(7,603)	$7,846

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

	Series C					Accumulated
	Preferred	Common				Other
	Stock	Stock		Treasury	Retained	Comprehensive
	$1,000 Par	$1 Par	Surplus	Stock	Earnings	Income/(Loss)	Total
(in thousands, except per share data)
Balance December 31, 2011	$39,435	$6,294	$39,387	$-	$37,019	$4,467	$126,602
Net income	-	-	-	-	6,015	-	6,015
Other comprehensive income	-	-	-	-	-	1,831	1,831
Cash dividends on common stock ($0.32 per share)	-	-	-	-	(2,022)	-	(2,022)
Treasury shares purchased, at cost, 1,160 shares	-	-	-	(21)	-	-	(21)
Preferred stock dividend	-	-	-	-	(986)	-	(986)
Balance June 30, 2012 (unaudited)	$39,435	$6,294	$39,387	$(21)	$40,026	$6,298	$131,419

Balance December 31, 2012	$39,435	$6,294	$39,387	$(54)	$43,071	$6,048	$134,181
Net income	-	-	-	-	4,221	-	4,221
Other comprehensive income	-	-	-	-	-	(11,824)	(11,824)
Cash dividends on common stock ($0.32 per share)	-	-	-	-	(2,013)	-	(2,013)
Preferred stock dividend	-	-	-	-	(486)	-	(486)
Balance June 30, 2013 (unaudited)	$39,435	$6,294	$39,387	$(54)	$44,793	$(5,776)	$124,079

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(in thousands)	2013	2012
Cash Flows From Operating Activities
Net income	$4,221	$6,015
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,704	2,104
Depreciation and amortization	1,051	1,035
Amortization/Accretion of investments	1,027	864
Gain on calls and sales of securities	(1,544)	(1,483)
Gain (loss) on sale of assets	(17)	59
ORE write downs and loss on disposition	113	549
FHLB stock dividends	(2)	(1)
Net decrease (increase) in loans held for sale	557	(441)
Change in other assets and liabilities, net	3,502	403
Net Cash Provided By Operating Activities	10,612	9,104

Cash Flows From Investing Activities
Funds invested in certificates of deposits	(250)	(747)
Proceeds from maturities and calls of HTM securities	11,089	120,640
Proceeds from maturities, calls and sales of AFS securities	419,934	286,243
Funds invested in HTM securities	(107,616)	(40,901)
Funds Invested in AFS securities	(326,597)	(414,776)
Proceeds from sale/redemption of Federal Home Loan Bank stock	720	1,244
Funds invested in Federal Home Loan Bank stock	(720)	(1,687)
Net increase in loans	(60,496)	(28,640)
Purchase of premises and equipment	(1,111)	(831)
Proceeds from sales of premises and equipment	-	223
Proceeds from sales of other real estate owned	413	1,637
Net Cash Used In Investing Activities	(64,634)	(77,595)

Cash Flows From Financing Activities
Net increase (decrease) in deposits	10,236	(1,556)
Net increase in federal funds purchased and short-term borrowings	14,639	7,182
Repayment of long-term borrowings	(300)	(1,800)
Purchase of treasury stock	-	(21)
Dividends paid	(2,499)	(3,008)
Net Cash Provided By Financing Activities	22,076	797

Net Decrease In Cash and Cash Equivalents	(31,946)	(67,694)
Cash and Cash Equivalents at the Beginning of the Period	86,233	112,442
Cash and Cash Equivalents at the End of the Period	$54,287	$44,748

Noncash Activities:
Loans transferred to foreclosed assets	$2,270	$3,328

Cash Paid During The Period:
Interest on deposits and borrowed funds	$5,651	$7,023
Income taxes	$750	$3,400

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are susceptible to significant change in the near term are the allowance for loan losses, valuation of goodwill, intangible assets and other purchase accounting adjustments.

Note 2. Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02, “Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (AOCI).”  The amendment requires an entity to present the reclassification adjustments out of AOCI and into net income for each component reported. This update is intended to supplement changes made in 2012 to increase the prominence of items reported in other comprehensive income. The standard became effective for the Company on January 1, 2013.  The adoption of this guidance resulted in the disclosures in Note 9 below and did not have a material impact upon the Company’s financial statements.

Note 3. Securities

A summary comparison of securities by type at June 30, 2013 and December 31, 2012 is shown below.

	June 30, 2013				December 31, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S Treasuries	$33,000	$-	$-	$33,000	$20,000	$-	$-	$20,000
U.S. Government Agencies	302,795	-	(11,594)	291,201	392,616	751	(278)	393,089
Corporate debt securities	146,052	3,804	(1,482)	148,374	159,488	8,024	(401)	167,111
Mutual funds or other equity securities	2,064	2	-	2,066	2,564	23	-	2,587
Municipal bonds	16,397	514	-	16,911	18,481	1,032	-	19,513
Total available for sale securities	$500,308	$4,320	$(13,076)	$491,552	$593,149	$9,830	$(679)	$602,300

Held to maturity:
U.S. Government Agencies	$89,467	$46	$(4,012)	$85,501	$58,943	$175	$(179)	$58,939
Mortgage-backed securities	66,026	-	(1,900)	64,126	-	-	-	-
Total held to maturity securities	$155,493	$46	$(5,912)	$149,627	$58,943	$175	$(179)	$58,939

The scheduled maturities of securities at June 30, 2013, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to call or prepayments.

	June 30, 2013
(in thousands)	Amortized Cost	Fair Value
Available For Sale:
Due in one year or less	$41,196	$41,290
Due after one year through five years	166,030	165,557
Due after five years through 10 years	249,549	242,877
Over 10 years	43,533	41,828
Total available for sale securities	$500,308	$491,552

Held to Maturity:
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through 10 years	89,467	85,501
Over 10 years	66,026	64,126
Total held to maturity securities	$155,493	$149,627

At June 30, 2013 $512.5 million of the Company's securities were pledged to secure public fund deposits.

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at June 30, 2013.

	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	3	$21,000	$-	-	$-	$-	3	$21,000	$-
U.S. Government agencies	85	288,395	(11,400)	1	2,806	(194)	86	291,201	(11,594)
Corporate debt securities	159	42,253	(1,427)	5	1,081	(55)	164	43,334	(1,482)
Mutual funds or other equity securities	-	-	-	-	-	-	-	-	-
Municipals	-	-	-	-	-	-	-	-	-
Total available for sale	247	$351,648	$(12,827)	6	$3,887	$(249)	253	$355,535	$(13,076)

Held to maturity:
U.S. Government agencies	20	$80,454	$(4,012)	-	$-	$-	20	$80,454	$(4,012)
Mortgage-backed securities	26	64,126	(1,900)	-	-	-	26	64,126	(1,900)
Total held to maturity	46	$144,580	$(5,912)	-	$-	$-	46	$144,580	$(5,912)

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at December 31, 2012.

	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	1	$20,000	$-	-	$-	$-	1	$20,000	$-
U.S. Government agencies	34	119,952	(278)	-	-	-	34	119,952	(278)
Corporate debt securities	59	13,222	(183)	7	2,211	(218)	66	15,433	(401)
Mutual funds or other equity securities	-	-	-	-	-	-	-	-	-
Municipals	-	-	-	-	-	-	-	-	-
Total available for sale	94	$153,174	$(461)	7	$2,211	$(218)	101	$155,385	$(679)

Held to maturity:
U.S. Government agencies	6	$24,118	$(179)	-	$-	$-	6	$24,118	$(179)
Mortgage-backed securities	-	-	-	-	-	-	-	-	-
Total held to maturity	6	$24,118	$(179)	-	$-	$-	-	$24,118	$(179)

Securities are evaluated for other-than-temporary impairment at least quarterly and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) the recovery of contractual principal and interest and (iv) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The amount of investment securities issued by U.S. Government and Government sponsored agencies with unrealized losses and the amount of unrealized losses on those investment securities are the result of changes in market interest rates. The Company has the ability and intent to hold these securities in its current portfolio until recovery, which may be until maturity.

The corporate debt securities consist primarily of corporate bonds issued by financial, insurance, utility, manufacturing, industrial, consumer products and oil and gas organizations. The Company believes that each of the issuers will be able to fulfill the obligations of these securities based on evaluations described above. The Company has the ability and intent to hold these securities until they recover, which could be at their maturity dates.

The Company believes that the securities with unrealized losses reflect impairment that is temporary and there are currently no securities with other-than-temporary impairment.

At June 30, 2013, the Company's exposure to bond issuers that exceeded 10% of stockholders’ equity is below:

	At June 30, 2013
(in thousands)	Amortized Cost	Fair Value
U.S Treasury	$33,000	$33,000
Federal Home Loan Bank (FHLB)	144,579	138,650
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	51,760	49,592
Federal National Mortgage Association (Fannie Mae-FNMA)	140,311	135,461
Federal Farm Credit Bank (FFCB)	121,638	117,124
Total	$491,288	$473,827

Note 4. Loans

The following table summarizes the components of the Company's loan portfolio as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$50,770	7.4%	$44,856	7.1%
Farmland	9,652	1.4%	11,182	1.8%
1- 4 Family	93,528	13.6%	87,473	13.8%
Multifamily	13,950	2.0%	14,855	2.4%
Non-farm non-residential	332,460	48.4%	312,716	49.6%
Total Real Estate	500,360	72.8%	471,082	74.7%
Non-Real Estate:
Agricultural	27,244	4.0%	18,476	2.9%
Commercial and industrial	136,177	19.8%	117,425	18.6%
Consumer and other	23,483	3.4%	23,758	3.8%
Total Non-Real Estate	186,904	27.2%	159,659	25.3%
Total loans before unearned income	687,264	100.0%	630,741	100.0%
Unearned income	(1,407)		(1,241)
Total loans net of unearned income	$685,857		$629,500

The following table summarizes fixed and floating rate loans by contractual maturity as of June 30, 2013 and December 31, 2012 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	June 30, 2013			December 31, 2012
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$75,717	$104,657	$180,374	$89,117	$107,176	$196,293
One to five years	184,239	182,048	366,287	147,896	175,743	323,639
Five to 15 years	60,659	32,531	93,190	33,770	42,595	76,365
Over 15 years	6,927	22,289	29,216	7,829	5,927	13,756
Subtotal	$327,542	$341,525	669,067	$278,612	$331,441	610,053
Nonaccrual loans			18,197			20,688
Total loans before unearned income			687,264			630,741
Unearned income			(1,407)			(1,241)
Total loans net of unearned income			$685,857			$629,500

The majority of floating rate loans have interest rate floors. As of June 30, 2013 and December 31, 2012 floating rate loans at the floor rate were $233.6 million and $231.7 million, respectively. Nonaccrual loans have been excluded from the calculation.

The following tables present the age analysis of past due loans at June 30, 2013 and December 31, 2012:

	As of June 30, 2013
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$115	$122	$237	$50,533	$50,770	$-
Farmland	16	341	357	9,295	9,652	-
1 - 4 family	1,369	5,217	6,586	86,942	93,528	336
Multifamily	154	80	234	13,716	13,950	-
Non-farm non-residential	2,407	10,320	12,727	319,733	332,460	283
Total Real Estate	4,061	16,080	20,141	480,219	500,360	619
Non-Real Estate:
Agricultural	-	621	621	26,623	27,244	-
Commercial and industrial	256	2,091	2,347	133,830	136,177	-
Consumer and other	66	24	90	23,393	23,483	-
Total Non-Real Estate	322	2,736	3,058	183,846	186,904	-
Total loans before unearned income	$4,383	$18,816	$23,199	$664,065	$687,264	$619
Unearned income					(1,407)
Total loans net of unearned income					$685,857

	As of December 31, 2012
(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real estate:
Construction & land development	$228	$854	$1,082	$43,774	$44,856	$-
Farmland	96	312	408	10,774	11,182	-
1 - 4 family	4,895	5,058	9,953	77,520	87,473	455
Multifamily	156	-	156	14,699	14,855	-
Non-farm non-residential	1,137	11,571	12,708	300,008	312,716	-
Total Real Estate	6,512	17,795	24,307	446,775	471,082	455
Non-Real Estate:
Agricultural	-	512	512	17,964	18,476	-
Commercial and industrial	60	2,831	2,891	114,534	117,425	-
Consumer and other	115	5	120	23,638	23,758	-
Total Non-Real Estate	175	3,348	3,523	156,136	159,659	-
Total loans before unearned income	$6,687	$21,143	$27,830	$602,911	$630,741	$455
Unearned income					(1,241)
Total loans net of unearned income					$629,500

Credit quality of the Company’s loan portfolio is monitored on an ongoing basis. Measurement of delinquency and past due status are based on the contractual terms of each loan. Past due loans are reviewed on a monthly basis to identify loans for nonaccrual status.

The following is a summary of nonaccrual loans by class as of the dates indicated:

in thousands)	As of June 30, 2013	As of December 31, 2012
Real Estate:
Construction & land development	$122	$854
Farmland	341	312
1 - 4 family	4,881	4,603
Multifamily	80	-
Non-farm non-residential	10,037	11,571
Total Real Estate	15.461	17,340
Non-Real Estate:
Agricultural	621	512
Commercial and industrial	2,091	2,831
Consumer and other	24	5
Total Non-Real Estate	2,736	3,348
Total Nonaccrual Loans	$18,197	$20,688

The Company’s credit quality indicators are pass, special mention, substandard, and doubtful.

Loans included in the Pass category are performing loans with satisfactory debt coverage ratios, collateral, payment history, and meet documentation requirements.

Special mention loans have potential weaknesses that deserve close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects. Borrowers may be experiencing adverse operating trends (declining revenues or margins) or an ill proportioned balance sheet (e.g., increasing inventory without an increase in sales, high leverage, tight liquidity). Adverse economic or market conditions, such as interest rate increases or the entry of a new competitor, may also support a special mention rating. Nonfinancial reasons include management problems, pending litigation, an ineffective loan agreement or other material structural weakness, and any other significant deviation from prudent lending practices.

A substandard loan is inadequately protected by the paying capacity of the obligor or of the collateral pledged, if any. Loans classified as substandard have a well-defined weakness. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. These loans require more intensive supervision. Substandard loans are generally characterized by current or expected unprofitable operations, inadequate debt service coverage, inadequate liquidity, or marginal capitalization. Repayment may depend on collateral or other credit risk mitigates. For some substandard loans, the likelihood of full collection of interest and principal may be in doubt and interest is no longer accrued. For consumer loans that are 90 days or more past due or that are nonaccrual are considered substandard.

Doubtful loans have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full questionable and there is a high probability of loss based on currently existing facts, conditions and values.

The following table identifies the credit exposure of the loan portfolio by specific credit ratings as of the dates indicated:

	As of June 30, 2013					As of December 31, 2012
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Construction & land development	$39,386	$4,783	$6,601	$-	$50,770	$29,654	$5,595	$9,607	$-	$44,856
Farmland	9,535	85	32	-	9,652	11,059	-	123	-	11,182
1 - 4 family	79,540	4,136	9,852	-	93,528	71,240	7,117	9,116	-	87,473
Multifamily	5,845	154	7,951	-	13,950	6,746	806	7,303	-	14,855
Non-farm non-residential	301,334	7,848	23,278	-	332,460	274,970	10,605	27,141	-	312,716
Total Real Estate	435,640	17,006	47,714	-	500,360	393,669	24,123	53,290	-	471,082
Non-Real Estate:
Agricultural	26,743	23	478	-	27,244	17,969	75	432	-	18,476
Commercial and industrial	133,420	2,205	552	-	136,177	108,590	3,834	5,001	-	117,425
Consumer and other	23,337	53	93	-	23,483	23,560	140	58	-	23,758
Total Non-Real Estate	183,500	2,281	1,123	-	186,904	150,119	4,049	5,491	-	159,659
Total loans before unearned income	$619,140	$19,287	$48,837	$-	$687,264	$543,788	$28,172	$58,781	$-	$630,741
Unearned income					(1,407)					(1,241)
Total loans net of unearned income					$685,857					$629,500

Note 5. Allowance for Loan Losses

The allowance for loan losses is reviewed by on a monthly basis and additions thereto are recorded pursuant to the results of such reviews. In assessing the allowance, several internal and external factors that might impact the performance of individual loans are considered. These factors include, but are not limited to, economic conditions and their impact upon borrowers' ability to repay loans, respective industry trends, borrower estimates and independent appraisals. Periodic changes in these factors impact the assessment of each loan and its overall impact on the allowance for loan losses.

The monitoring of credit risk also extends to unfunded credit commitments, such as unused commercial credit lines and letters of credit. A reserve is established as needed for estimates of probable losses on such commitments.

A summary of changes in the allowance for loan losses, by loan type, for the six months ended June 30, 2013 and 2012 are as follows:

	Allowance for Credit Losses
	As of June 30,
	2013					2012
(in thousands)	Beginning Allowance (12/31/12)	Charge-offs	Recoveries	Provision	Ending Allowance (6/30/13)	Beginning Allowance (12/31/11)	Charge-offs	Recoveries	Provision	Ending Allowance(6/30/12)
Real Estate:
Construction & land development	$1,098	$(233)	$1	$374	$1,240	$1,002	$(53)	$7	$294	$1,250
Farmland	50	-	61	(78)	33	65	-	1	(17)	49
1 - 4 family	2,239	(161)	28	35	2,141	1,917	(951)	21	833	1,820
Multifamily	284	-	-	292	576	780	-	-	79	859
Non-farm non-residential	3,666	(947)	2	555	3,276	2,980	(459)	106	504	3,131
Total real estate	7,337	(1,341)	92	1,178	7,266	6,744	(1,463)	135	1,693	7,109
Non-Real Estate:
Agricultural	64	(21)	3	25	71	125	(25)	1	(41)	60
Commercial and industrial	2,488	(679)	57	411	2,277	1,407	(424)	59	534	1,576
Consumer and other	233	(124)	144	(33)	220	314	(266)	141	122	311
Unallocated	220	-	-	123	343	289	-	-	(204)	85
Total Non-Real Estate	3,005	(824)	204	526	2,911	2,135	(715)	201	411	2,032
Total	$10,342	$(2,165)	$296	$1,704	$10,177	$8,879	$(2,178)	$336	$2,104	$9,141

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio.  The result is an allocation of the loan loss reserve from one category to another.

The following table presents the allowance and loans, by loan type, that are individually and collectively evaluated for impairment for the period indicated.

	Allowance for Impaired Loans
	As of June 30, 2013
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$911	$329	$1,240	$6,452	$44,318	$50,770
Farmland	-	33	33	-	9,652	9,652
1 - 4 family	22	2,119	2,141	2,882	90,646	93,528
Multifamily	547	29	576	7,951	5,999	13,950
Non-farm non-residential	751	2,525	3,276	22,070	310,390	332,460
Total Real Estate	2,231	5,035	7,266	39,355	461,005	500,360
Non-Real Estate:
Agricultural	-	71	71	-	27,244	27,244
Commercial and industrial	-	2,277	2,277	-	136,177	136,177
Consumer and other	-	220	220	-	23,483	23,483
Unallocated	-	343	343
Total Non-Real Estate	-	2,911	2,911	-	186,904	186,904
Total	$2,231	$7,946	$10,177	$39,355	$647,909	$687,264
Unearned Income						(1,407)
Total loans net of unearned income						$685,857

The following table presents the allowance and loans, by loan type, that are individually and collectively evaluated for impairment for the period indicated.

	Allowance for Impaired Loans
	As of December 31, 2012
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$713	$385	$1,098	$8,865	$35,991	$44,856
Farmland	-	50	50	-	11,182	11,182
1 - 4 family	91	2,148	2,239	2,126	85,347	87,473
Multifamily	244	40	284	7,302	7,553	14,855
Non-farm non-residential	1,535	2,131	3,666	25,904	286,812	312,716
Total Real Estate	2,583	4,754	7,337	44,197	426,885	471,082
Non-Real Estate:
Agricultural	-	64	64	-	18,476	18,476
Commercial and industrial	507	1,981	2,488	4,390	113,035	117,425
Consumer and other	-	233	233	-	23,758	23,758
Unallocated	-	220	220
Total Non-Real Estate	507	2,498	3,005	4,390	155,269	159,659
Total	$3,090	$7,252	$10,342	$48,587	$582,154	$630,741
Unearned Income						(1,241)
Total loans net of unearned income						$629,500

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Payment status, collateral value and the probability of collecting scheduled principal and interest payments when due are considered in evaluating loan impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

The significance of payment delays and payment shortfalls are considered on a case-by-case basis; all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed are factors considered. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. This process is applied to impaired loan relationships in excess of $250,000.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, individual consumer and residential loans are not separately identified for impairment disclosures, unless such loans are the subject of a restructuring agreement.

The following is a summary of impaired loans by class as of the date indicated:

	As of June 30, 2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$1,386	$1,386	$-	$2,594	$80	$73
Farmland	-	-	-	-	-	-
1 - 4 family	2,190	2,190	-	784	51	25
Multifamily	650	650	-	409	44	38
Non-farm non-residential	4,039	4,411	-	6,896	162	75
Total Real Estate	8,265	8,637	-	10,683	337	211
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	-	-	-	2,968	53	80
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	2,968	53	80
Total Impaired Loans with no related allowance	8,265	8,637	-	13,651	390	291

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	5,066	5,066	911	4,969	112	93
Farmland	-	-	-	-	-	-
1 - 4 family	692	873	22	558	18	21
Multifamily	7,301	7,301	547	7,302	167	175
Non-farm non-residential	18,031	21,060	751	16,682	436	322
Total Real Estate	31,090	34,300	2,231	29,511	733	611
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-
Total Impaired Loans with an allowance recorded	31,090	34,300	2,231	29,511	733	611

Total Impaired Loans	$39,355	$42,937	$2,231	$43,162	$1,123	$902

The following is a summary of impaired loans by class as of the date indicated:

	As of December 31, 2012
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$3,177	$3,177	$-	$4,012	$414	$404
Farmland	-	-	-	-	-	-
1 - 4 family	1,516	2,176	-	2,102	162	73
Multifamily	1,351	1,351	-	1,355	103	110
Non-farm non-residential	2,936	2,982	-	5,963	427	287
Total Real Estate	8,980	9,686	-	13,432	1,106	874
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	3,734	3,734	-	1,098	117	87
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	3,734	3,734	-	1,098	117	87
Total Impaired Loans with no related allowance	12,714	13,420	-	14,530	1,223	961

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	5,688	5,688	713	3,677	406	418
Farmland	-	-	-	-	-	-
1 - 4 family	610	776	91	732	70	67
Multifamily	5,951	5,951	244	5,998	597	593
Non-farm non-residential	22,968	25,720	1,535	24,669	2,616	2,711
Total Real Estate	35,217	38,135	2,583	35,076	3,689	3,789
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	656	656	507	786	94	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	656	656	507	786	94	-
Total Impaired Loans with an allowance recorded	35,873	38,791	3,090	35,862	3,783	3,789

Total Impaired Loans	$48,587	$52,211	$3,090	$50,392	$5,006	$4,750

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

The following table identifies the Troubled Debt Restructurings as of June 30, 2013 and December 31, 2012:

Troubled Debt Restructurings	June 30, 2013				December 31, 2012
	Accruing Loans				Accruing Loans
(in thousands)	Current	30-89 Days Past Due	Nonaccrual	Total TDRs	Current	30-89 Days Past Due	Nonaccrual	Total TDRs
Real Estate:
Construction & land development	$-	$-	$-	$-	$2,602	$-	$-	$2,602
Farmland	-	-	-	-	-	-	-	-
1-4 Family	-	-	-	-	-	-	1,296	1,296
Multifamily	5,951	-	-	5,951	5,951	-	-	5,951
Non-farm non residential	3,007	-	324	3,331	6,103	-	678	6,781
Total Real Estate	8,958	-	324	9,282	14,656	-	1,974	16,630
Non-Real Estate:
Agricultural	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-	-	-
Total	$8,958	$-	$324	$9,282	$14,656	$-	$1,974	$16,630

The following table discloses TDR activity for the six months ended June 30, 2013.

	Six Months Ended June 30, 2013
(in thousands)	Beginning balance of TDRs	New TDRs	Charge-offs post-modification	Transferred to ORE	Paydowns	Construction to permanent financing	Restructured to market terms	Ending balance of TDRs
	December 31, 2012							June 30, 2013
Real Estate:
Construction & land development	$2,602	$-	$-	$-	$-	$-	$(2,602)	$-
Farmland	-	-	-	-	-	-	-	-
1 - 4 family	1,296	-	-	(1,075)	-	-	(221)	-
Multifamily	5,951	-	-	-	-	-	-	5,951
Non-farm non-residential	6,781	-	(355)	-	-	-	(3,095)	3,331
Total Real Estate	16,630	-	(355)	(1,075)	-	-	(5,918)	9,282
Non-Real Estate:
Agricultural	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-	-	-
Total Impaired Loans with no related allowance	$16,630	$-	$(355)	$(1,075)	$-	$-	$(5,918)	$9,282

Note 6. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to impairment testing. Other intangible assets continue to be amortized over their useful lives. The Company's goodwill is the difference in purchase price over the fair value of net assets acquired from its acquisition of Homestead Bancorp in 2007. Goodwill totaled $2.0 million at June 30, 2013 and December 31, 2012. No impairment charges have been recognized on the Company's intangible assets. Mortgage servicing rights totaled $0.1 million at June 30, 2013 compared to $0.2 million at December 31, 2012. Other intangible assets recorded include core deposit intangibles, which are subject to amortization. The weighted-average amortization period remaining for the Company's core deposit intangibles is 6.8 years. The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions.

Note 7. Other Real Estate (ORE)

Other real estate owned consists of the following at the dates indicated:

(in thousands)	June 30, 2013	December 31, 2012
Real Estate Owned Acquired by Foreclosure:
Residential	$1,950	$1,186
Construction & land development	949	1,083
Non-farm non-residential	1,239	125
Total Other Real Estate Owned and Foreclosed Property	$4,138	$2,394

The increase in other real estate owned is due to the additions of a $1.1 million residential property, a $0.3 million non-farm non-residential property, and a $0.8 million commercial property. The additions to other real estate were partially offset by sales of $0.4 million and write-downs of $0.1 million.

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

The exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual notional amount of those instruments. The same credit policies are used in making commitments and conditional obligations as it does for balance sheet instruments. Unless otherwise noted, collateral or other security is not required to support financial instruments with credit risk.

Below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at June 30, 2013 and December 31, 2012:

Contract Amount
(in thousands)	June 30, 2013	December 31, 2012
Commitments to Extend Credit	$20,353	$26,775
Unfunded Commitments under lines of credit	$88,903	$71,423
Commercial and Standby letters of credit	$5,579	$5,470

Litigation

The nature of the Company’s business ordinarily results in a certain amount of claims, litigation and legal and administrative cases, all of which are considered incidental to the normal conduct of business. When the Company determines it has defenses to the claims asserted, it defends itself. The Company will consider settlement of cases when it is in the best interests of both the Company and its shareholders.

While the final outcome of legal proceedings is inherently uncertain, based on information currently available, any incremental liability arising from the Company’s legal proceedings will not have a material adverse effect on the Company’s financial position.

Note 9. Accumulated Other Comprehensive Income

The following table details the changes in the single component of accumulated other comprehensive income for the six months ended June 30, 2013:

(in thousands)	Unrealized Gain (Loss) on Securities Available for Sale
Accumulated Other Comprehensive Income:
Balance December 31, 2012	$6,048
Reclassification adjustments to net income:
Realized gains on securities	(1,544)
Provision for income taxes	538
Unrealized losses arising during the period, net of tax	(10,818)
Balance June 30, 2013	$(5,776)

Note 10. Fair Value

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified within Level 3 in the Company's portfolio as of June 30, 2013 include municipal bonds and one preferred equity security.

Impaired loans. Loans are measured for impairment using the methods permitted by ASC Topic 310. Fair value of impaired loans is measured by either the loan's obtainable market price, if available (Level 1), the fair value of the collateral if the loan is collateral dependent (Level 2), or the present value of expected future cash flows, discounted at the specific loan's effective interest rate (Level 3). Fair value of the collateral is determined by appraisals or by independent valuation.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	June 30, 2013	December 31, 2012
Fair Value Measurements Using: Available for Sale Securities
Quoted Prices in Active Markets For Identical Assets (Level 1)	$33,502	$20,522
Significant Other Observable Inputs (Level 2)	450,717	573,071
Significant Unobservable Inputs (Level 3)	7,333	8,707
Securities available for sale measured at fair value	$491,552	$602,300

The Company's valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While the methodologies used are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value.

There were no transfers out of or into Level 1 during the first six months of 2013.

The change in Level 3 securities available for sale from December 31, 2012 was due to the sale of a Level 3 security totaling $0.5 million and principal payments on municipal bonds totaling $0.9 million.

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of June 30, 2013 and December 31, 2012, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At June 30, 2013	At December 31, 2012
Fair Value Measurements Using: Impaired Loans
Quoted Prices in Active Markets For Identical Assets (Level 1)	$-	$-
Significant Other Observable Inputs (Level 2)	9,886	8,563
Significant Unobservable Inputs (Level 3)	18,836	27,310
Impaired loans measured at fair value	$28,722	$35,873

Fair Value Measurements Using: Other Real Estate Owned
Quoted Prices in Active Markets For Identical Assets (Level 1)	$-	$-
Significant Other Observable Inputs (Level 2)	4,138	2,394
Significant Unobservable Inputs (Level 3)	-	-
Other real estate owned measured at fair value	$4,138	$2,394

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

The Company has chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States, and as such has not included any gains or losses in earnings for the six months ended June 30, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis is intended to highlight the significant factors affecting the Company's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data at June 30, 2013 and for the six months ended June 30, 2013 and 2012 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly the Company's financial position and results of operations for such periods.

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

Second Quarter and Six Months Ended 2013 Financial Overview

Financial highlights for the second quarter and six months of 2013 and 2012 are as follows:

●
Net income for the second quarter of 2013 and 2012 was $2.1 million and $3.0 million, respectively.  Net income for the six months ended June 30, 2013 was $4.2 million compared to $6.0 million for the six months ended June 30, 2012. The decrease in net income for 2013 was primarily the result of lower interest income on securities from the shortening of the maturity of the portfolio. The decrease in securities interest income was partially offset by decreased interest expense.

●
Net income available to common shareholders after preferred stock dividends was $1.9 million and $2.5 million for the second quarter of 2013 and 2012, respectively. Net income available to common shareholders after preferred stock dividends was $3.7 million and $5.0 million for the six months ended June 30, 2013 and 2012, respectively. The dividends on preferred stock decreased $0.5 million to $0.5 million for the six months ended June 30, 2013 when compared to $1.0 million for the same period in 2012. This decrease is the result of the Company qualifying for a lower dividend rate due to the increase in qualified small business loans as a part of the U.S. Treasury’s Small Business Lending Fund (“SBLF”) program.

●	Earnings per common share were $0.31 and $0.39 for the second quarter of 2013 and 2012 and $0.59 and $0.80 for the six months ended June 30, 2013 and 2012, respectively.

●
Net interest income for the second quarter of 2013 was $9.6 million compared to $10.8 million for the same period in 2012.  Net interest income for the six months ended June 30, 2013 was $19.2 million compared to $21.7 million for the same period in 2012.

●
Total assets at June 30, 2013 increased $15.2 million or 1.1% to $1.42 billion when compared to $1.41 billion at December 31, 2012. The increase in assets was from an increase in loans that was partially offset by a decrease in securities and cash.

●
Investment securities totaled $647.0 million at June 30, 2013, a decrease of $14.2 million when compared to $661.2 million at December 31, 2012. At June 30, 2013, available for sale securities, at fair value, totaled $491.6 million, a decrease of $110.7 million when compared to $602.3 million at December 31, 2012. At June 30, 2013, held to maturity securities, at amortized cost, totaled $155.5 million, an increase of $96.6 million when compared to $58.9 million at December 31, 2012. Of the $96.6 million increase in HTM securities, $66.0 million was from the addition of amortizing mortgage-backed securities.

●
The net loan portfolio at June 30, 2013 totaled $675.7 million, a net increase of $56.5 million from the December 31, 2012 net loan portfolio of $619.2 million. Net loans are reduced by the allowance for loan losses which totaled $10.2 million at June 30, 2013 and $10.3 million at December 31, 2012.  Total loans net of unearned income were $685.9 million at June 30, 2013 compared to $629.5 million at December 31, 2012.

●	Total impaired loans decreased $9.2 million at June 30, 2013 to $39.4 million compared to $48.6 million at December 31, 2012.

●	Loans classified as Troubled Debt Restructurings ("TDRs") decreased $7.3 million to $9.3 million at June 30, 2013 from $16.6 million at December 31, 2012.

●	Other real estate increased $1.7 million to $4.1 million at June 30, 2013 from $2.4 million at December 31, 2012.

●
Return on average assets for the three months ended June 30, 2013 and June 30, 2012 was 0.61% and 0.88%, respectively.  Return on average assets for the six months ended June 30, 2013 and June 30, 2012 was 0.61% and 0.89%, respectively.  Return on average common equity for the three months ended June 30, 2013 and June 30, 2012 was 8.12% and 10.93%, respectively.  Return on average common shareholders’ equity for the six months ended June 30, 2013 and June 30, 2012 was 7.91% and 11.25%, respectively.  Return on average assets is calculated by dividing annualized net income before preferred dividends by average assets.  Return on average common shareholders’ equity is calculated by dividing net income available to common shareholders by average common shareholders’ equity.

●
Book value per common share was $13.45 as of June 30, 2013 compared to $14.62 as of June 30, 2012.  Book value per share was $15.06 at December 31, 2012. The decrease in book value is due to the change in accumulated other comprehensive income/loss (“AOCI”). Our AOCI is comprised of unrealized gains and losses on available for sale securities. The unrealized loss on available for sale securities at June 30, 2013 was $5.8 million compared to unrealized gains of $6.3 million and $6.0 million at June 30, 2012 and December 31, 2012, respectively.

●
The Company's Board of Directors declared cash dividends of $0.16 per common share in the second quarter of 2013 and 2012. Cash dividends declared for the six months ended June 30, 2013 and 2012 were $0.32 per common share.

Financial Condition

Changes in Financial Condition from December 31, 2012 to June 30, 2013

General.

Total assets at June 30, 2013 increased $15.2 million or 1.1% to $1.42 billion when compared to $1.41 billion at December 31, 2012. The increase in assets was from an increase in loans that was partially offset by a decrease in securities and cash.

Investment Securities.

Investment securities at June 30, 2013 totaled $647.0 million, a decrease of $14.2 million compared to $661.2 million at December 31, 2012. The decrease is primarily attributed to growth in the Company’s loan portfolio that was funded with surplus cash from sold, matured, and called securities.  The investment portfolio consisted of available for sale securities at their fair market value total of $491.6 million and held to maturity securities at amortized cost total of $155.5 million.

The securities portfolio consisted principally of U.S. Government and Government agency securities, agency mortgage-backed securities, corporate debt securities and municipal bonds. The securities portfolio provides the Company with a balance to credit risk when compared to other categories of assets. Management monitors the securities portfolio for both credit and interest rate risk. The Company generally limits the purchase of corporate securities to individual issuers to manage concentration and credit risk. Corporate securities generally have a maturity of 10 years or less. U.S. Government securities consist of U.S. Treasury bills that have maturities of less than 30 days. Government agency securities generally have maturities of 15 years or less.  Mortgage backed securities have stated final maturities of 15 to 20 years.

During the second quarter of 2013, the Company diversified its investment portfolio with agency mortgage backed securities as a strategy to increase cash flow and manage interest rate risk.  A total of $66 million in mortgage backed securities were purchased and placed into the held to maturity category.  These securities have a forecasted average life of 5 to 7 years and are used to collateralize public funds deposits.  Management believes that the Company has the intent and ability to hold these securities to maturity.

At June 30, 2013, $41.2 million or 6.4% of the securities portfolio was scheduled to mature in less than one year. Securities with contractual maturity dates over 10 years totaled $107.9 million or 16.7% of the total portfolio. The weighted average contractual maturity of the securities portfolio was 7.5 years at June 30, 2013 compared to 7.0 years at December 31, 2012. The increase in contractual maturity from December 31, 2012 is mainly attributable to the purchase of longer dated mortgage-backed securities. The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates. Prepayments of mortgages that collateralize mortgage-backed securities also affect the maturity of the securities portfolio.  Based on internal forecasts as of June 30, 2013, management believes that the securities portfolio has a forecasted weighted average life of approximately 5.5 years based on the current interest rate environment.  A parallel interest rate shock of 400 basis points is forecasted to increase weighted average life of the portfolio to approximately 6.2 years.

Average securities as a percentage of average interest-earning assets were 46.8% for the six month period ended June 30, 2013 and 50.9 % for the same period in 2012. At June 30, 2013, the U.S Government and Government agency securities and municipal bonds qualified as securities available to collateralize repurchase agreements and public funds. Securities pledged totaled $512.5 million at June 30, 2013 and $476.5 million at December 31, 2012. See Note 3 of the Notes to Consolidated Financial Statements for more information on investment securities.

Loans.

Average loans as a percentage of average interest-earning assets were 47.6% for the six month period ended June 30, 2013 and 43.8% for the same period in 2012. Net loans increased $56.5 million or 9.1% to $675.7 million from $619.2 million at December 31, 2012. As we have increased our loans to qualified small businesses, as a part of the SBLF program, our preferred dividend on our SBLF capital has decreased to $0.2 million for the second quarter of 2013 from $0.5 million for the second quarter in 2012. Year to date 2013 the Company has paid $0.5 million on the SBLF capital compared to $1.0 million for the same period in 2012.  We expect loans to increase and, consequently, our preferred dividend to continue to decrease throughout 2013. The dividend is expected to be $0.1 million for the third quarter of 2013. There are no significant concentrations of credit to any individual borrower. As of June 30, 2013, 72.8% of our loan portfolio was secured primarily or secondarily by real estate. The largest portion of our loan portfolio, at 48.4%, is non-farm non-residential loans secured by real estate.

Net loans are reduced by the allowance for loan losses which totaled $10.2 million at June 30, 2013 and $10.3 million at December 31, 2012. Loan charge-offs totaled $2.2 million during the first six months of 2013 and 2012. Recoveries totaled $0.3 million during the first six months of 2013 and 2012. See Note 4 of the Notes to Consolidated Financial Statements for more information on loans and Note 5 for information on the allowance for loan losses.

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

The table below sets forth the amounts and categories of our nonperforming assets and restructured loans where the interest rate or other terms have been renegotiated at the dates indicated.

(in thousands)	June 30, 2013	December 31, 2012
Nonaccrual loans:
Real Estate:
Construction and land development	$122	$854
Farmland	341	312
1 - 4 family residential	4,881	4,603
Multifamily	80	-
Non-farm non-residential	10,037	11,571
Total Real Estate	15,461	17,340
Non-Real Estate:
Agricultural	621	512
Commercial and industrial	2,091	2,831
Consumer and other	24	5
Total Non-Real Estate	2,736	3,348
Total nonaccrual loans	18,197	20,688

Loans 90 days and greater delinquent & accruing:
Real Estate:
Construction and land development	-	-
Farmland	-	-
1 - 4 family residential	336	455
Multifamily	-	-
Non-farm non-residential	283	-
Total Real Estate	619	455
Non-Real Estate:
Agricultural	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total Non-Real Estate	-	-
Total loans 90 days and greater delinquent & accruing	619	455

Total nonperforming loans	$18,816	$21,143

Real Estate Owned:
Real Estate Loans:
Construction and land development	949	1,083
Farmland	-	-
1 - 4 family residential	1,950	1,186
Multifamily	-	-
Non-farm non-residential	1,239	125
Total Real Estate	4,138	2,394
Non-Real Estate Loans:
Agricultural	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total Non-Real Estate	-	-
Total Real Estate Owned	4,138	2,394

Total nonperforming assets	$22,954	$23,537

Nonperforming assets to total loans	3.35%	3.74%
Nonperforming assets to total assets	1.61%	1.67%

(in thousands)	June 30, 2013	December 31, 2012
Restructured Loans:
In Compliance with Modified Terms	$8,958	$14,656
Past Due 30 through 89 days and still accruing	-	-
Past Due 90 days and greater and still accruing	-	-
Nonaccrual	324	221
Restructured Loans that subsequently defaulted	-	1,753
Total Restructured Loans	$9,282	$16,630

At June 30, 2013, nonperforming assets totaled $23.0 million compared to $23.5 million at December 31, 2012; a decrease of $0.6 million or 2.5%. Management has not identified additional information on any loans not already included in impaired loans or the nonperforming assets that indicates possible credit problems that could cause doubt as to the ability of borrowers to comply with the loan repayment terms in the future. Nonperforming assets consist of loans 90 days or greater delinquent and still accruing, nonaccrual loans, and other real estate.

At June 30, 2013 loans 90 days or greater delinquent and still accruing totaled $0.6 million; an increase of $0.2 million compared to the $0.5 million at December 31, 2012. This increase is due to the addition of $0.3 million of loans in the non-farm non-residential category that were 90 days or greater delinquent and still accruing and was partially offset by the reduction of $0.1 million in the 1-4 family category.

At June 30, 2013 nonaccrual loans totaled $18.2 million; a decrease of $2.5 million or 12.0% compared to nonaccrual loans of $20.7 million at December 31, 2012. Nonaccrual loans were concentrated in 3 credit relationships for a total of $9.2 million or 50.4% of nonaccrual loans at June 30, 2013.

Other real estate owned at June 30, 2013 totaled $4.1 million; an increase of $1.7 million from $2.4 million at December 31, 2012. The increase in other real estate owned is due to the additions of a $1.1 million residential property, a $0.3 million non-farm non-residential property, and a $0.8 million commercial property. The additions to other real estate were partially offset by sales of $0.4 million and write-downs of $0.1 million.

Allowance for Loan Losses.

The allowance for loan losses is maintained to absorb potential losses in the loan portfolio. The allowance is increased by the provision for anticipated loan losses as well as recoveries of previously charged off loans and is decreased by loan charge-offs. The provision is a charge to current expense to provide for current loan losses and to maintain the allowance commensurate with Management’s evaluation of the risks inherent in the loan portfolio. Various factors are taken into consideration when determining the amount of the provision and the adequacy of the allowance. These factors include but are not limited to:

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

Provisions made pursuant to these processes totaled $1.7 million in the first six months of 2013 as compared to $2.1 million for the same period in 2012. The provisions made in the first six months of 2013 were taken to provide for current loan losses and to maintain the allowance proportionate to risks inherent in the loan portfolio. Total charge-offs were $2.2 million for first six months of 2013 and 2012. Recoveries totaled $0.3 million during the first six months of 2013 and 2012. For more information, see Note 5 to Consolidated Financial Statements.

Comparing June 30, 2013 to June 30, 2012, the decline in allowance provision is attributed to improvement in the credit quality of the loan portfolio and to the fact that the impaired loan portfolio did not suffer additional declines in estimated fair value. The credit quality improvements were across most loan portfolio types with the largest improvement in non-farm non-residential loans, commercial and industrial loans, and construction and land development.

The Company has charged off $2.2 million in loan balances during the first six months of 2013. The charged off loan balances were concentrated in 3 loan relationships which totaled $1.4 million or 63.6% of the total charged off amount. The details of the charged off loans in excess of $0.3 million are as follows:

1.
A $0.7 million charge-off was recorded for a commercial loan secured by accounts receivable and equipment. The loan had a balance of $0.7 million with a specific reserve of $0.5 million at December 31, 2012. Analysis of the credit indicated that additional charges were needed.

2.
A $0.4 million charge-off was recorded for a loan secured by real estate and accounts receivable. This loan had a recorded balance of $0.7 million at December 31, 2012 and a remaining recorded balance of $0.3 million as of June 30, 2013.

3.
A $0.3 million charge-off was recorded for a loan secured by owner occupied real estate that was foreclosed upon in the second quarter of 2013 and moved to other real estate owned. This loan had a recorded balance of $1.3 million at December 31, 2012. The balance in other real estate owned was $0.8 million as of June 30, 2013.

The remaining $0.8 million of charge-offs for the first six months of 2013 were comprised of smaller loans and overdrawn deposit accounts.

All accrued but uncollected interest related to a loan is deducted from income in the period the loan is placed on nonaccrual. During the period a loan is in nonaccrual status, any cash receipts are first applied to the principal balance. Once the principal balance has been fully recovered, any residual amounts are applied to expenses resulting from the collection of the payment and to the recovery of any reversed interest income and interest income that would have been due had the loan not been nonaccrual. As of June 30, 2013 and December 31, 2012 the Company had nonaccrual loans totaling $18.2 million and $20.7 million, respectively. The allowance for loan losses at June 30, 2013 was $10.2 million or 1.5% of total loans and 54.1% of nonperforming loans. See Note 4 and 5 of the Notes to Consolidated Financial Statements for more information on loans and the allowance for loan losses.

Other information relating to loans, the allowance for loan losses and other pertinent statistics follows.

(in thousands)	June 30, 2013	June 30, 2012
Loans:
Average outstanding balance	$648,344	$577,254
Balance at end of period	$685,857	$597,011

Allowance for Loan Losses:
Balance at beginning of year	$10,342	$8,879
Charge-offs	(2,165)	(2,178)
Recoveries	296	336
Provision	1,704	2,104
Balance at end of period	$10,177	$9,141

Deposits.

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. In this regard, we regularly assess our funding needs, deposit pricing and interest rate outlooks. From December 31, 2012 to June 30, 2013, total deposits increased $10.2 million, or 0.8%, to $1.3 billion at June 30, 2013. Noninterest-bearing demand deposits decreased $1.5 million from December 31, 2012 to June 30, 2013. Interest-bearing demand deposits increased by $5.2 million when comparing June 30, 2013 to December 31, 2012. Time deposits increased $5.3 million, or 0.8% to $653.7 million at June 30, 2013, compared to $648.4 million at December 31, 2012.

At June 30, 2013, public fund deposits totaled $476.7 million compared to $476.5 million at December 31, 2012. The Company has developed a program for the development and management of public fund deposits. Since 2007, the Company has maintained public fund deposits in excess of $175.0 million. These deposits are from local government entities such as school districts, hospital districts, sheriff departments and other municipalities. Several of these accounts are under contracts with terms up to three years. Public funds deposit accounts are collateralized by FHLB letters of credit and by eligible Government and Government agency securities such as those issued by the FHLB, FFCB, FNMA, and FHLMC. Management believes that public funds provide a low cost and stable source of funding for the Company.

As of June 30, 2013, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $433.5 million. At June 30, 2013, approximately $243.3 million of the Company's certificates of deposit had a remaining term greater than one year.

As we seek to strengthen our net interest margin and improve our earnings, attracting core noninterest-bearing deposits will remain a primary emphasis. Management will continue to evaluate and update our product mix in its efforts to attract additional core customers. We currently offer a number of noninterest-bearing deposit products that are competitively priced and designed to attract and retain customers with primary emphasis on core deposits. We have also offered several different time deposit promotions in an effort to increase our core deposits and to increase liquidity.

The following table compares deposit categories for the periods indicated.

			Increase (Decrease)
(in thousands except for %)	June 30, 2013	December 31, 2012	Amount	Percent
Noninterest-bearing demand	$190,727	$192,232	$(1,505)	-0.8%
Interest-bearing demand	354,113	348,870	5,243	1.5%
Savings	64,279	63,062	1,217	1.9%
Time	653,729	648,448	5,281	0.8%
Total deposits	$1,262,848	$1,252,612	$10,236	0.8%

The following table sets forth the distribution of our time deposit accounts.

(in thousands)	June 30, 2013
Time deposits of less than $100,000	$220,182
Time deposits of $100,000 through $250,000	168,590
Time deposits of more than $250,000	264,957
Total Time Deposits	$653,729

The following table sets forth public funds as a percent of total deposits.

	June 30,	December 31,
(in thousands except for %)	2013	2012	2011	2010	2009
Total Public Funds	$476,733	$470,498	$431,905	$356,153	$268,474
Total Deposits	$1,262,848	$1,252,612	$1,207,302	$1,007,383	$799,746
Total Public Funds as a percent of Total Deposits	37.8%	37.6%	35.8%	35.4%	33.6%

Borrowings.

The Company maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. At June 30, 2013, short-term borrowings totaled $29.4 million which is an increase of $14.6 million from December 31, 2012. Short-term borrowings consisted of repurchase agreements of $13.1 million, federal funds purchased of $14.5 million and a line of credit totaling $1.8 million. Overnight repurchase agreement balances are monitored daily for sufficient collateralization. The Company had long-term borrowings totaling $0.8 million as of June 30, 2013 and $1.1 million at December 31, 2012.

The average amount of total short-term borrowings as of June 30, 2013 totaled $15.2 million, compared to $13.0 million as of June 30, 2012. At June 30, 2013, the Company had $70.0 million in Federal Home Loan Bank letters of credit outstanding obtained solely for collateralizing public deposits.

Equity.

Stockholders’ equity provides a source of permanent funding, allows for future growth and the ability to absorb unforeseen adverse developments. Total equity decreased to $124.1 million at June 30, 2013 from $134.2 million at December 31, 2012. The decrease in stockholders' equity was the result of the other comprehensive loss for the six month period ended June 30, 2013 of $11.8 million. The other comprehensive loss is the result of the change from an unrealized gain on available for sale securities at December 31, 2012 to an unrealized loss on available for sale securities at June 30, 2013. The other comprehensive loss was partially offset by net income for the six month period ended June 30, 2013 of $4.2 million. Retained earnings are reduced by common dividends of $2.0 million and preferred dividends of $0.5 million for a total addition to the Company's retained earnings of $1.7 million.

Results of Operations for the Second Quarter and Six Months Ended June 30, 2013 and 2012

Net Income.
Net income for the quarter ending June 30, 2013 was $2.1 million, a decrease of $0.8 million from $3.0 million for the quarter ending June 30, 2012.  Net income for the six months ended June 30, 2013 was $4.2 million, a decrease of $1.8 million or 29.8% from $6.0 million for the six months ended June 30, 2012. For the quarter ending June 30, 2013, the Company had net income available to common shareholders of $1.9 million, a decrease of $0.5 million from the same quarter in 2012 net income available to common shareholders of $2.5 million. Net income available to common shareholders for the six months ended June 30, 2013 was $3.7 million which is a decrease of $1.3 million from $5.0 million for the same period in 2012. The decrease in net income for 2013 was primarily the result of lower interest income on securities from the shortening of the maturity of the portfolio. The decrease in securities interest income was partially offset by decreased interest expense. Net gains on securities for the second quarter of 2013 and 2012 were $0.8 million. Net gains on securities for the first six months of 2013 and 2012 were $1.5 million.  Earnings per common share for the second quarter ended June 30, 2012 was $0.31 per common share, a decrease of 21.6% or $0.08 per common share from $0.39 per common share for the second quarter ended June 30, 2012. Earnings per common share for the six months ended June 30, 2013 was $0.59 per common share, a decrease of 25.7% or $0.21 per common share from $0.80 per common share for the six months ended June 30, 2012.

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

Net interest income in the second quarter of 2013 was $9.6 million compared to $10.8 million for the second quarter of 2012. Net interest income for the first six months of 2013 and 2012 was $19.2 million and $21.7 million, respectively.  Interest from loans represents the largest portion of interest income from the Company's interest-earning assets, and 49.8% of our total loans are floating rate loans which are primarily tied to the prime lending rate or the London Inter-Bank Offered Rate (LIBOR). Of the $341.5 million of loans that have floating rates, $233.6 million are currently at their floor rate. The lower cost of our interest-bearing liabilities reflects a lower cost of funds from the Company repricing deposits. As of June 30, 2013, time deposits represented 51.8% of total deposits, which is unchanged from December 31, 2012.

The average yield on interest-earning assets decreased from 4.36% at June 30, 2012 to 3.68% at June 30, 2013. The interest-bearing liabilities average yield decreased to 1.09% at June 30, 2013, compared to 1.32% at June 30, 2012. The net yield on interest-earning assets was 2.59% for the six months ended June 30, 2013, compared to 3.04% for the same period in 2012.

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

	June 30, 2013			June 30, 2012
(in thousands except for %)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-earning deposits with banks	$73,166	$91	0.25%	$38,899	$36	0.19%
Securities (including FHLB stock)	637,824	6,604	2.08%	670,723	10,938	3.27%
Federal funds sold	2,311	1	0.09%	30,380	7	0.05%
Loans, net of unearned income	648,344	18,285	5.66%	577,254	17,635	6.13%
Total interest-earning assets	1,361,645	$24,981	3.68%	1,317,256	$28,616	4.36%

Noninterest-earning assets:
Cash and due from banks	9,451			10,128
Premises and equipment, net	19,543			19,844
Other assets	7,273			13,484
Total Assets	$1,397,912			$1,360,712

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Demand deposits	$331,453	$682	0.41%	$309,945	$700	0.45%
Savings deposits	64,119	25	0.08%	58,587	27	0.09%
Time deposits	650,389	4,991	1.54%	670,468	6,123	1.83%
Borrowings	16,152	75	0.93%	15,779	73	0.92%
Total interest-bearing liabilities	1,062,113	$5,773	1.09%	1,054,779	$6,923	1.32%

Noninterest-bearing liabilities:
Demand deposits	195,603			170,811
Other	5,530			5,826
Total Liabilities	1,263,246			176,637

Stockholders' equity	134,666			129,296
Total Liabilities and Stockholders'	$1,397,912			$1,360,712
Net interest income		$19,208			$21,693

Net interest rate spread (1)			2.59%			3.04%
Net interest-earning assets (2)	$299,532			$262,477
Net interest margin (3)			2.83%			3.30%

Average interest-earning assets to interest-bearing liabilities			128.20%			124.88%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses.

The provision for loan losses was $0.8 million and $0.9 million for the second quarter of 2013 and 2012, respectively. For the six months ending June 30, 2013, the provision for loan loss was $1.7 million, a decrease from $2.1 million for the first six months of 2012. The allowance for loan losses at June 30, 2013 was $10.2 million, compared to $10.3 million at December 31, 2012, and was 1.5% and 1.6% of total loans, respectively. We believe that the allowance is adequate to cover losses in the loan portfolio given the current economic conditions, expected net charge-offs and nonperforming asset levels.

Noninterest Income.

For the quarters ending June 30, 2013 and 2012, noninterest income totaled $2.3 million and $2.4 million, respectively. Service charges, commissions and fees totaled $1.2 million for the second quarter ended June 30, 2013 and 2012. Net securities gains were $0.8 million for the second quarter of 2013 and 2012. Other noninterest income was $0.3 million for the second quarter ended June 30, 2013 and $0.4 million for the same period in 2012. Noninterest income totaled $4.5 million for the six months ended June 30, 2013; a decrease of $0.1 million when compared to $4.7 million for the six months ended June 30, 2012. Service charges, commissions and fees totaled $2.3 million for the six months ended June 30, 2013 and $2.4 million for the same period of 2012. Net securities gains were $1.5 million for the first six months of 2013 and 2012. Other noninterest income decreased by $0.1 million to $0.7 million in the first six months of 2013 compared to $0.8 million for the same period in 2012.

Noninterest Expense.

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense and other types of expenses.  Noninterest expense totaled $7.8 million in the second quarter of 2013 and $7.9 million in 2012. Noninterest expense increased from $15.1 million for the first six months of 2012 to $15.6 million for the first six months of 2013. Salaries and benefits totaled $3.6 million for the second quarter of 2013 compared to $3.4 million for the second quarter of 2012. For the first six months of 2013 and 2012, salaries and benefits totaled $7.2 million and $6.7 million, respectively. Occupancy and equipment expense totaled $1.0 million for the second quarter of 2013 and $0.9 million for the second quarter of 2012. Occupancy and equipment expense totaled $2.0 million for the first six months of 2013 and $1.9 million for the same period in 2012. Other noninterest expense totaled $3.2 million in the second quarter of 2013, compared to $3.6 million the second quarter of 2012.  Other noninterest expense decreased by $0.1 million to $6.4 million for the six months ended June 30, 2013 from $6.5 million for the six months ended June 30, 2012.

The following is a summary of the significant components of other noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Other noninterest expense:
Legal and professional fees	$565	$601	$1,087	$1,089
Data processing	319	703	651	1,365
Marketing and public relations	233	246	477	420
Taxes - sales, capital, and franchise	177	181	324	359
Operating supplies	128	131	287	275
Travel and lodging	151	155	296	285
Net costs from other real estate and repossessions	163	582	431	901
Regulatory assessment	483	293	959	497
Other	990	689	1,896	1,350
Total other expense	$3,209	$3,581	$6,408	$6,541

Income Taxes.

The provision for income taxes was $1.1 million and $1.5 million for the quarters ended June 30, 2013 and 2012.  The provision for the six months ended June 30, 2013 and 2012 was $2.3 million and $3.1 million, respectively. The Company's statutory tax rate was 34.0% which was unchanged from the second quarter of 2012.

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

The following interest sensitivity analysis is one measurement of interest rate risk and is set forth on the following table. This analysis reflects the maturity and repricing of the principal of assets and liabilities over various time periods. This analysis does not factor in prepayments or principal payments and includes floating rate loans with floor rates at June 30, 2013 totaling $233.6 million as floating loans. Considering these factors could have a significant impact on the report.  The table excludes nonaccrual loans at June 30, 2013 totaling $18.2 million. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at June 30, 2013 shown below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

	June 30, 2013
	Interest Sensitivity Within
(in thousands except for %)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$357,341	$54,603	$411,944	$255,716	$667,660
Securities (including FHLB stock)	42,567	6,222	48,789	599,533	648,322
Federal Funds Sold	1,064	-	1,064	-	1,064
Other earning assets	45,993	-	45,993	-	45,993
Total earning assets	$446,965	$60,825	$507,790	$855,249	$1,363,039

Source of Funds:
Interest-bearing accounts:
Demand deposits	$354,113	$-	$354,113	$-	$354,113
Savings deposits	64,279	-	64,279	-	64,279
Time deposits	173,150	237,312	410,462	243,267	653,729
Short-term borrowings	29,385	-	29,385	-	29,385
Long-term borrowings	150	450	600	200	800
Noninterest-bearing, net	-	-	-	260,733	260,733
Total source of funds	$621,077	$237,762	$858,839	$504,200	$1,363,039

Period gap	$(174,112)	$(176,937)	$(351,049)	$351,049
Cumulative gap	$(174,112)	$(351,049)	$(351,049)	$-

Cumulative gap as a percent of earning assets	-12.8%	-25.8%	-25.8%

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

Loans maturing within one year or less at June 30, 2013 totaled $180.4 million. At June 30, 2013, time deposits maturing within one year or less totaled $410.5 million.  The Company’s held to maturity ("HTM") portfolio at June 30, 2013 was $155.5 million or 24% of the investment portfolio compared to $58.9 million or 8.9% at December 31, 2012.  The securities in the held to maturity portfolio are used to collateralize public funds deposits and may also be used to secure borrowings with the Federal Home Loan Bank or Federal Reserve Bank.  The agency securities in the HTM portfolio have maturities of 10 years or less.  The mortgage backed securities have stated final maturities of 15 to 20 years at June 30, 2013.  The HTM portfolio had a forecasted weighted average life of approximately 5.3 years based on current interest rates.  Management regularly monitors the size and composition of the HTM portfolio to evaluate its effect on the Company’s liquidity.  The Company’s available for sale portfolio was $491.6 million or 76% of the investment portfolio as of June 30, 2013.  The majority of the AFS portfolio was comprised of U.S. Treasuries, U.S. Government Agencies, and investment grade corporate bonds.  Management believes these securities are readily marketable and enhance the Company’s liquidity.

The Company maintained a net borrowing capacity at the Federal Home Loan Bank totaling $77.8 million and $99.0 million at June 30, 2013 and December 31, 2012, respectively. The Company also has a discount window line with the Federal Reserve Bank. We also maintain federal funds lines of credit at various correspondent banks with borrowing capacity of $70.5 million and a revolving line of credit for $2.5 million with an availability of $0.7 million as of June 30, 2013. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources.

The Company's capital position is reflected in stockholders’ equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Stockholders’ equity provides a source of permanent funding, allows for future growth and the ability to absorb unforeseen adverse developments. Total equity decreased to $124.1 million at June 30, 2013 from $134.2 million at December 31, 2012. The decrease in stockholders' equity was the result of the other comprehensive loss for the six month period ended June 30, 2013 of $11.8 million. The other comprehensive loss is the result of the change from an unrealized gain on available for sale securities at December 31, 2012 to an unrealized loss on available for sale securities at June 30, 2013. The other comprehensive loss was partially offset by net income for the six month period ended June 30, 2013 of $4.2 million. The earnings are reduced by common dividends of $2.0 million and preferred dividends of $0.5 million for a total addition to the Company's retained earnings of $1.7 million.

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

At June 30, 2013, we satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.

	"Well Capitalized Minimums"	As of June 30, 2013	As of December 31, 2012
Tier 1 Leverage Ratio
Consolidated	5.00%	9.09%	9.24%
Bank	5.00%	9.12%	9.34%

Tier 1 Risk-based Capital Ratio
Consolidated	6.00%	13.54%	14.13%
Bank	6.00%	13.60%	14.29%

Total Risk-based Capital Ratio
Consolidated	10.00%	14.64%	15.31%
Bank	10.00%	14.70%	15.47%

At June 30, 2013, we satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various other legal proceedings in the normal course of business and otherwise. It is our belief that the ultimate resolution of such other claims will not have a material adverse effect on the Company's financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed by the Company in its Annual Report on Form 10-K with the Securities and Exchange Commission.

Exhibit
Number	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

14.3	Code of Conduct for Employees, Officers, and Directors

14.4	Code of Ethics for Senior Financial Officers

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.INS	XBRL Instance Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST GUARANTY BANCSHARES, INC.

Date: August 13, 2013	By: /s/ Alton B. Lewis
Alton B. Lewis
Principal Executive Officer

Date: August 13, 2013	By: /s/ Eric J. Dosch
Eric J. Dosch
Principal Financial Officer
Secretary and Treasurer