Form 10-Q
period 2013-09-30
First Guaranty Bancshares, Inc.
filed 2013-11-08
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2013

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
Yes ☐     No ☒

As of November 8, 2013 the registrant had 6,291,332 shares of $1 par value common stock outstanding.

PART I.   FINANCIAL INFORMATION
Item 1.   Consolidated Financial

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents:
Cash and due from banks	$59,583	$83,330
Interest-earning demand deposits with banks	260	12
Federal funds sold	987	2,891
Cash and cash equivalents	60,830	86,233

Interest-earning time deposits with banks	747	747

Investment securities:
Available for sale, at fair value	483,489	602,300
Held to maturity, at cost (estimated fair value of $147,881 and $58,939, respectively)	154,112	58,943
Investment securities	637,601	661,243
	.
Federal Home Loan Bank stock, at cost	2,593	1,275
Loans held for sale	307	557

Loans, net of unearned income	689,573	629,500
Less: allowance for loan losses	10,146	10,342
Net loans	679,427	619,158

Premises and equipment, net	19,778	19,564
Goodwill	1,999	1,999
Intangible assets, net	2,155	2,413
Other real estate, net	3,689	2,394
Accrued interest receivable	6,697	6,711
Other assets	8,725	5,009
Total Assets	$1,424,548	$1,407,303

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing demand	$191,785	$192,232
Interest-bearing demand	336,162	348,870
Savings	65,113	63,062
Time	657,563	648,448
Total deposits	1,250,623	1,252,612

Short-term borrowings	42,457	14,746
Accrued interest payable	2,795	2,840
Long-term borrowings	650	1,100
Other liabilities	2,962	1,824
Total Liabilities	1,299,487	1,273,122

Stockholders' Equity
Preferred stock:
Series C - $1,000 par value - authorized 39,435 shares; issued and outstanding 39,435	39,435	39,435
Common stock:
$1 par value - authorized 100,600,000 shares; issued 6,294,227 shares	6,294	6,294
Surplus	39,387	39,387
Treasury stock, at cost, 2,895 shares	(54)	(54)
Retained earnings	45,915	43,071
Accumulated other comprehensive (loss) income	(5,916)	6,048
Total Stockholders' Equity	125,061	134,181
Total Liabilities and Stockholders' Equity	$1,424,548	$1,407,303
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2013	2012	2013	2012
Interest Income:
Loans (including fees)	$9,376	$8,903	$27,661	$26,537
Loans held for sale	-	-	-	1
Deposits with other banks	33	20	124	56
Securities (including FHLB stock)	3,424	4,172	10,027	15,110
Federal funds sold	-	2	1	10
Total Interest Income	12,833	13,097	37,813	41,714

Interest Expense:
Demand deposits	291	349	973	1,050
Savings deposits	8	14	33	40
Time deposits	2,450	2,782	7,441	8,905
Borrowings	39	25	114	98
Total Interest Expense	2,788	3,170	8,561	10,093

Net Interest Income	10,045	9,927	29,252	31,621
Less: Provision for loan losses	307	909	2,011	3,014
Net Interest Income after Provision for Loan Losses	9,738	9,018	27,241	28,607

Noninterest Income:
Service charges, commissions and fees	1,181	1,180	3,503	3,565
Net gains on securities	12	1,747	1,556	3,230
Net losses on sale of loans	(6)	(20)	(65)	(47)
Other	344	424	1,016	1,234
Total Noninterest Income	1,531	3,331	6,010	7,982

Noninterest Expense:
Salaries and employee benefits	3,655	3,394	10,767	10,125
Occupancy and equipment expense	981	963	2,966	2,818
Other	3,266	3,454	9,672	9,995
Total Noninterest Expense	7,902	7,811	23,405	22,938

Income Before Income Taxes	3,367	4,538	9,846	13,651
Less: Provision for income taxes	1,109	1,505	3,367	4,603
Net Income	2,258	3,033	6,479	9,048
Preferred Stock Dividends	(128)	(493)	(615)	(1,479)
Income Available to Common Shareholders	$2,130	$2,540	$5,864	$7,569

Per Common Share:
Earnings	$0.34	$0.40	$0.93	$1.20
Cash dividends paid	$0.16	$0.16	$0.48	$0.48

Weighted Average Common Shares Outstanding	6,291,332	6,292,479	6,291,332	6,293,367
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Net Income	$2,258	$3,033	$6,479	$9,048
Other comprehensive (loss) income:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(200)	4,075	(16,570)	8,332
Reclassification adjustments for gains included in net income	(12)	(1,747)	(1,556)	(3,230)
Change in unrealized (losses) gains on securities	(212)	2,328	(18,126)	5,102
Tax impact	72	(792)	6,162	(1,735)
Other comprehensive (loss) income, net of tax	(140)	1,536	(11,964)	3,367
Comprehensive Income (Loss)	$2,118	$4,569	$(5,485)	$12,415
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

	Series C					Accumulated
	Preferred	Common				Other
	Stock	Stock		Treasury	Retained	Comprehensive
(in thousands, except per share data)	$1,000 Par	$1 Par	Surplus	Stock	Earnings	Income/(Loss)	Total
Balance December 31, 2011	$39,435	$6,294	$39,387	$-	$37,019	$4,467	$126,602
Net income	-	-	-	-	9,048	-	9,048
Other comprehensive income		-	-	-	-	3,367	3,367
Treasury shares purchased, at cost, 2,895 shares	-	-	-	(54)	-	-	(54)
Cash dividends on common stock ($0.48 per share)	-	-	-	-	(3,028)	-	(3,028)
Preferred stock dividends	-	-	-	-	(1,479)	-	(1,479)
Balance September 30, 2012 (unaudited)	$39,435	$6,294	$39,387	$(54)	$41,560	$7,834	$134,456

Balance December 31, 2012	$39,435	$6,294	$39,387	$(54)	$43,071	$6,048	$134,181
Net Income	-	-	-	-	6,479	-	6,479
Other comprehensive income	-	-	-	-	-	(11,964)	(11,964)
Cash dividends on common stock ($0.48 per share)	-	-	-	-	(3,020)	-	(3,020)
Preferred stock dividends	-	-	-	-	(615)	-	(615)
Balance September 30, 2013 (unaudited)	$39,435	$6,294	$39,387	$(54)	$45,915	$(5,916)	$125,061
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in thousands)	2013	2012
Cash Flows From Operating Activities
Net income	$6,479	$9,048
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,011	3,014
Depreciation and amortization	1,581	1,561
Amortization of investments	1,594	1,419
Net gains on securities	(1,556)	(3,230)
Net losses on sale of assets	56	138
ORE writedowns and losses on disposition	194	937
FHLB stock dividends	(2)	(1)
Net increase in loans held for sale	250	(80)
Change in other assets and liabilities, net	3,446	1,809
Net Cash Provided By Operating Activities	14,053	14,615

Cash Flows From Investing Activities
Funds invested in certificates of deposit	-	(747)
Proceeds from maturities and calls of HTM securities	12,414	128,640
Proceeds from maturities, calls and sales of AFS securities	579,284	621,340
Funds invested in HTM securities	(107,616)	(40,901)
Funds invested in AFS securities	(478,595)	(713,748)
Proceeds from redemption of Federal Home Loan Bank stock	1,252	3,441
Funds invested in Federal Home Loan Bank stock	(2,568)	(3,940)
Net increase in loans	(64,665)	(39,666)
Purchase of premises and equipment	(1,495)	(1,214)
Proceeds from sales of premises and equipment	-	168
Proceeds from sales of other real estate owned	896	4,555
Net Cash Used In Investing Activities	(61,093)	(42,072)

Cash Flows From Financing Activities
Net decrease in deposits	(1,989)	(1,132)
Net increase (decrease) in short-term borrowings	27,711	(449)
Repayment of long-term borrowings	(450)	(1,950)
Purchase of treasury stock	-	(54)
Dividends paid	(3,635)	(4,507)
Net Cash Provided By (Used In) Financing Activities	21,637	(8,092)

Net Decrease In Cash and Cash Equivalents	(25,403)	(35,549)
Cash and Cash Equivalents at the Beginning of the Period	86,233	112,442
Cash and Cash Equivalents at the End of the Period	$60,830	$76,893

Noncash Activities:
Loans transferred to foreclosed assets	$2,385	$4,218

Cash Paid During The Period:
Interest on deposits and borrowed funds	$8,606	$10,467
Income taxes	$1,850	$4,900
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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are susceptible to significant change in the near term are the allowance for loan losses, valuation of goodwill, intangible assets and other purchase accounting adjustments.

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

Note 3. Securities

A summary comparison of securities by type at September 30, 2013 and December 31, 2012 is shown below.

	September 30, 2013				December 31, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S Treasuries	$25,000	$-	$-	$25,000	$20,000	$-	$-	$20,000
U.S. Government Agencies	302,805	-	(11,858)	290,947	392,616	751	(278)	393,089
Corporate debt securities	146,248	4,053	(1,477)	148,824	159,488	8,024	(401)	167,111
Mutual funds or other equity securities	2,064	-	-	2,064	2,564	23	-	2,587
Municipal bonds	16,339	336	(21)	16,654	18,481	1,032	-	19,513
Total available for sale securities	$492,456	$4,389	$(13,356)	$483,489	$593,149	$9,830	$(679)	$602,300

Held to maturity:
U.S. Government Agencies	$89,469	$16	$(4,386)	$85,099	$58,943	$175	$(179)	$58,939
Mortgage-backed securities	64,643	-	(1,861)	62,782	-	-	-	-
Total held to maturity securities	$154,112	$16	$(6,247)	$147,881	$58,943	$175	$(179)	$58,939

The scheduled maturities of securities at September 30, 2013, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to call or prepayments. Mortgage-backed securities are not due at a single maturity because of amortization and potential prepayment of the underlying mortgages. For this reason they are presented separately in the maturity table below.

	September 30, 2013
(in thousands)	Amortized Cost	Fair Value
Available For Sale:
Due in one year or less	$33,172	$33,280
Due after one year through five years	181,967	182,023
Due after five years through 10 years	234,430	227,680
Over 10 years	42,887	40,506
Total available for sale securities	$492,456	$483,489

Held to Maturity:
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through 10 years	89,469	85,099
Over 10 years	-	-
Subtotal	89,469	85,099
Mortgage-backed securities	64,643	62,782
Total held to maturity securities	$154,112	$147,881

At September 30, 2013 $502.4 million of the Company's securities were pledged to secure public fund deposits.
Proceeds from sales of securities classified as available for sale amounted to $1.0 million and $15.6 million for the three month period ended September 30, 2013 and 2012, respectively. Proceeds from sales of securities classified as available for sale amounted to $18.2 million and $61.3 million for the nine month period ended September 30, 2013 and 2012, respectively. Gross realized gains on sales of available for sale securities were $3,000 and $1.6 million for the three month period ended September 30, 2013 and 2012, respectively. Gross realized gains on sales of available for sale securities were $1.6 million and $2.9 million for the nine month period ended September 30, 2013 and 2012, respectively. There were no realized losses on available for sale securities for the three months period ended September 30, 2013 or 2012. There were no realized losses on available for sale securities for the nine month period ended September 30, 2013. Gross realized losses on available for sale securities were $7,000 for the nine month period ended September 30, 2012.

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at September 30, 2013.

	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	3	$25,000	$-	-	$-	$-	3	$25,000	$-
U.S. Government agencies	85	288,187	(11,618)	12	2,760	(240)	97	290,947	(11,858)
Corporate debt securities	149	38,718	(1,276)	1	2,559	(201)	150	41,277	(1,477)
Mutual funds or other equity securities	-	-	-	-	-	-	-	-	-
Municipals	1	970	(21)	-	-	-	1	970	(21)
Total available for sale	238	$352,875	$(12,915)	13	$5,319	$(441)	251	$358,194	$(13,356)

Held to maturity:
U.S. Government agencies	20	$80,083	$(4,386)	-	$-	$-	20	$80,083	$(4,386)
Mortgage-backed securities	26	62,782	(1,861)	-	-	-	26	62,782	(1,861)
Total held to maturity	46	$142,865	$(6,247)	-	$-	$-	46	$142,865	$(6,247)

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at December 31, 2012.

	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	1	$20,000	$-	-	$-	$-	1	$20,000	$-
U.S. Government agencies	34	119,952	(278)	-	-	-	34	119,952	(278)
Corporate debt securities	59	13,222	(183)	7	2,211	(218)	66	15,433	(401)
Mutual funds or other equity securities	-	-	-	-	-	-	-	-	-
Municipals	-	-	-	-	-	-	-	-	-
Total available for sale	94	$153,174	$(461)	7	$2,211	$(218)	101	$155,385	$(679)

Held to maturity:
U.S. Government agencies	6	$24,118	$(179)	-	$-	$-	6	$24,118	$(179)
Mortgage-backed securities	-	-	-	-	-	-	-	-	-
Total held to maturity	6	$24,118	$(179)	-	$-	$-	6	$24,118	$(179)

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

At September 30, 2013, the Company's exposure to bond issuers that exceeded 10% of stockholders’ equity is below:

	At September 30, 2013
(in thousands)	Amortized Cost	Fair Value
U.S. Treasuries	$25,000	$25,000
Federal Home Loan Bank (FHLB)	144,584	137,993
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	51,276	49,023
Federal National Mortgage Association (Fannie Mae-FNMA)	139,417	134,664
Federal Farm Credit Bank (FFCB)	121,640	117,148
Total	$481,917	$463,828

Note 4. Loans

The following table summarizes the components of the Company's loan portfolio as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$47,457	6.9%	$44,856	7.1%
Farmland	11,425	1.7%	11,182	1.8%
1- 4 Family	101,321	14.7%	87,473	13.8%
Multifamily	13,962	2.0%	14,855	2.4%
Non-farm non-residential	326,818	47.2%	312,716	49.6%
Total Real Estate	500,983	72.5%	471,082	74.7%
Non-Real Estate:
Agricultural	28,457	4.1%	18,476	2.9%
Commercial and industrial	139,455	20.2%	117,425	18.6%
Consumer and other	22,333	3.2%	23,758	3.8%
Total Non-Real Estate	190,245	27.5%	159,659	25.3%
Total loans before unearned income	691,228	100.0%	630,741	100.0%
Unearned income	(1,655)		(1,241)
Total loans net of unearned income	$689,573		$629,500

The following table summarizes fixed and floating rate loans by contractual maturity as of September 30, 2013 and December 31, 2012, including loans held for sale, unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	September 30, 2013			December 31, 2012
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$76,175	$79,228	$155,403	$89,117	$107,176	$196,293
One to five years	198,793	199,507	398,300	147,896	175,743	323,639
Five to 15 years	64,461	27,467	91,928	33,770	42,595	76,365
Over 15 years	8,664	22,742	31,406	7,829	5,927	13,756
Subtotal	$348,093	$328,944	677,037	$278,612	$331,441	610,053
Nonaccrual loans			14,498			20,688
Total loans before unearned income			691,535			630,741
Unearned income			(1,655)			(1,241)
Total loans net of unearned income			$689,880			$629,500

The majority of floating rate loans have interest rate floors. As of September 30, 2013 and December 31, 2012 floating rate loans at the floor rate were $222.6 million and $231.7 million, respectively. Nonaccrual loans have been excluded from the calculation.

The following tables present the age analysis of past due loans at September 30, 2013 and December 31, 2012:

	September 30, 2013
(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$396	$73	$469	$46,988	$47,457	$-
Farmland	35	341	376	11,049	11,425	-
1 - 4 family	1,588	4,283	5,871	95,450	101,321	60
Multifamily	-	-	-	13,962	13,962	-
Non-farm non-residential	1,081	7,522	8,603	318,215	326,818	-
Total Real Estate	3,100	12,219	15,319	485,664	500,983	60
Non-Real Estate:
Agricultural	316	487	803	27,654	28,457	25
Commercial and industrial	148	1,877	2,025	137,430	139,455	-
Consumer and other	161	-	161	22,172	22,333	-
Total Non-Real Estate	625	2,364	2,989	187,256	190,245	25
Total loans before unearned income	$3,725	$14,583	$18,308	$672,920	691,228	$85
Less: unearned income					(1,655)
Total loans net of unearned income					$689,573

	As of December 31, 2012
(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$228	$854	$1,082	$43,774	$44,856	$-
Farmland	96	312	408	10,774	11,182	-
1 - 4 family	4,895	5,058	9,953	77,520	87,473	455
Multifamily	156	-	156	14,699	14,855	-
Non-farm non-residential	1,137	11,571	12,708	300,008	312,716	-
Total Real Estate	6,512	17,795	24,307	446,775	471,082	455
Non-Real Estate:
Agricultural	-	512	512	17,964	18,476	-
Commercial and industrial	60	2,831	2,891	114,534	117,425	-
Consumer and other	115	5	120	23,638	23,758	-
Total Non-Real Estate	175	3,348	3,523	156,136	159,659	-
Total loans before unearned income	$6,687	$21,143	$27,830	$602,911	630,741	$455
Unearned income					(1,241)
Total loans net of unearned income					$629,500

Credit quality of the Company’s loan portfolio is monitored on an ongoing basis. Measurement of delinquency and past due status are based on the contractual terms of each loan. Past due loans are reviewed on a monthly basis to identify nonaccrual loans.

The following is a summary of nonaccrual loans by class at September 30, 2013 and December 31, 2012:

(in thousands)	As of September 30, 2013	As of December 31, 2012
Real Estate:
Construction & land development	$73	$854
Farmland	341	312
1 - 4 family	4,223	4,603
Multifamily	-	-
Non-farm non-residential	7,522	11,571
Total Real Estate	12,159	17,340
Non-Real Estate:
Agricultural	462	512
Commercial and industrial	1,877	2,831
Consumer and other	-	5
Total Non-Real Estate	2,339	3,348
Total Nonaccrual Loans	$14,498	$20,688

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

The following table identifies the credit exposure of the loan portfolio by specific credit ratings as of the dates indicated:

	As of September 30, 2013					As of December 31, 2012
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Construction & land development	$39,485	$1,366	$6,606	$-	$47,457	$29,654	$5,595	$9,607	$-	$44,856
Farmland	11,326	-	99	-	11,425	11,059	-	123	-	11,182
1 - 4 family	86,797	3,948	10,576	-	101,321	71,240	7,117	9,116	-	87,473
Multifamily	5,913	153	7,896	-	13,962	6,746	806	7,303	-	14,855
Non-farm non-residential	296,553	9,397	20,868	-	326,818	274,970	10,605	27,141	-	312,716
Total Real Estate	440,074	14,864	46,045	-	500,983	393,669	24,123	53,290	-	471,082
Non-Real Estate:
Agricultural	28,168	12	277	-	28,457	17,969	75	432	-	18,476
Commercial and industrial	138,781	100	574	-	139,455	108,590	3,834	5,001	-	117,425
Consumer and other	22,054	209	70	-	22,333	23,560	140	58	-	23,758
Total Non-Real Estate	189,003	321	921	-	190,245	150,119	4,049	5,491	-	159,659
Total loans before unearned income	$629,077	$15,185	$46,966	$-	691,228	$543,788	$28,172	$58,781	$-	630,741
Unearned income					(1,655)					(1,241)
Total loans net of unearned income					$689,573					$629,500

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

A summary of changes in the allowance for loan losses, by loan type, for the nine months ended September 30, 2013 and 2012 are as follows:

	Allowance for Credit Losses
	As of September 30,
	2013					2012
(in thousands)	Beginning Allowance {12/31/12}	Charge-offs	Recoveries	Provision	Ending Allowance {9/30/13}	Beginning Allowance {12/31/11}	Charge-offs	Recoveries	Provision	Ending Allowance{9/30/12}
Real Estate:
Construction & land development	$1,098	$(233)	$3	$384	$1,252	$1,002	$(58)	$13	$228	$1,185
Farmland	50	-	140	(154)	36	65	-	1	15	81
1 - 4 family	2,239	(185)	35	169	2,258	1,917	(1,409)	27	1,547	2,082
Multifamily	284	-	-	267	551	780	(187	-	(162)	431
Non-farm non-residential	3,666	(1,053)	3	543	3,159	2,980	(459)	106	818	3,445
Total real estate	7,337	(1,471)	181	1,209	7,256	6,744	(2,113)	147	2,446	7,224
Non-Real Estate:
Agricultural	64	(41)	4	23	50	125	(27)	1	(40)	59
Commercial and industrial	2,488	(942)	63	748	2,357	1,407	(455)	212	508	1,672
Consumer and other	233	(192)	191	(41)	191	314	(356)	205	137	300
Unallocated	220	-	-	72	292	289	-	-	(37)	252
Total Non-Real Estate	3,005	(1,175)	258	802	2,890	2,135	(838)	418	568	2,283
Total	$10,342	$(2,646)	$439	$2,011	$10,146	$8,879	$(2,951)	$565	$3,014	$9,507

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio.  The result is an allocation of the loan loss reserve from one category to another.

The following table presents the allowance and loans, by loan type, that are individually and collectively evaluated for impairment for the period indicated.

	Allowance for Impaired Loans
	As of September 30, 2013
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$910	$342	$1,252	$6,448	$41,009	$47,457
Farmland	-	36	36	-	11,425	11,425
1 - 4 family	19	2,239	2,258	2,874	98,447	101,321
Multifamily	522	29	551	7,896	6,066	13,962
Non-farm non-residential	679	2,480	3,159	19,401	307,417	326,818
Total Real Estate	2,130	5,126	7,256	36,619	464,364	500,983
Non-Real Estate:
Agricultural	-	50	50	-	28,457	28,457
Commercial and industrial	-	2,357	2,357	-	139,455	139,455
Consumer and other	-	191	191	-	22,333	22,333
Unallocated	-	292	292
Total Non-Real Estate	-	2,890	2,890	-	190,245	190,245
Total	$2,130	$8,016	$10,146	$36,619	$654,609	691,228
Unearned Income						(1,655)
Total loans net of unearned income						$689,573

	Allowance for Impaired Loans
	As of December 31, 2012
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$713	$385	$1,098	$8,865	$35,991	$44,856
Farmland	-	50	50	-	11,182	11,182
1 - 4 family	91	2,148	2,239	2,126	85,347	87,473
Multifamily	244	40	284	7,302	7,553	14,855
Non-farm non-residential	1,535	2,131	3,666	25,904	286,812	312,716
Total Real Estate	2,583	4,754	7,337	44,197	426,885	471,082
Non-Real Estate:
Agricultural	-	64	64	-	18,476	18,476
Commercial and industrial	507	1,981	2,488	4,390	113,035	117,425
Consumer and other	-	233	233	-	23,758	23,758
Unallocated	-	220	220
Total Non-Real Estate	507	2,498	3,005	4,390	155,269	159,659
Total	$3,090	$7,252	$10,342	$48,587	$582,154	630,741
Unearned Income						(1,241)
Total loans net of unearned income						$629,500

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

The following is a summary of impaired loans by class as of the date indicated:

	As of September 30, 2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$-	$-	$-	$801	$35	$36
Farmland	-	-	-	-	-	-
1 - 4 family	441	440	-	483	19	24
Multifamily	619	650	-	485	47	53
Non-farm non-residential	6,049	10,188	-	10,020	437	422
Total Real Estate	7,109	11,278	-	11,789	538	535
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	-	-	-	1,968	103	131
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	1,968	103	131
Total Impaired Loans with no related allowance	7,109	11,278	-	13,757	641	666

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	6,448	5,593	910	6,387	299	277
Farmland	-	-	-	-	-	-
1 - 4 family	2,433	8,219	19	1,378	89	71
Multifamily	7,277	7,301	522	7,294	313	323
Non-farm non-residential	13,352	6,781	679	12,924	444	419
Total Real Estate	29,510	27,894	2,130	27,983	1,145	1,090
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-
Total Impaired Loans with an allowance recorded	29,510	27,894	2,130	27,983	1,145	1,090

Total Impaired Loans	$36,619	$39,172	$2,130	$41,740	$1,786	$1,756

The following is a summary of impaired loans by class as of the date indicated:

	As of December 31, 2012
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$3,177	$3,177	$-	$4,012	$414	$404
Farmland	-	-	-	-	-	-
1 - 4 family	1,516	2,176	-	2,102	162	73
Multifamily	1,351	1,351	-	1,355	103	110
Non-farm non-residential	2,936	2,982	-	5,963	427	287
Total Real Estate	8,980	9,686	-	13,432	1,106	874
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	3,734	3,734	-	1,098	117	87
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	3,734	3,734	-	1,098	117	87
Total Impaired Loans with no related allowance	12,714	13,420	-	14,530	1,223	961

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	5,688	5,688	713	3,677	406	418
Farmland	-	-	-	-	-	-
1 - 4 family	610	776	91	732	70	67
Multifamily	5,951	5,951	244	5,998	597	593
Non-farm non-residential	22,968	25,720	1,535	24,669	2,616	2,711
Total Real Estate	35,217	38,135	2,583	35,076	3,689	3,789
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	656	656	507	786	94	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	656	656	507	786	94	-
Total Impaired Loans with an allowance recorded	35,873	38,791	3,090	35,862	3,783	3,789

Total Impaired Loans	$48,587	$52,211	$3,090	$50,392	$5,006	$4,750

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

The following table identifies the Troubled Debt Restructurings as of September 30, 2013 and December 31, 2012:

Troubled Debt Restructurings	September 30, 2013				December 31, 2012
	Accruing Loans				Accruing Loans
(in thousands)	Current	30-89 Days Past Due	Nonaccrual	Total TDRs	Current	30-89 Days Past Due	Nonaccrual	Total TDRs
Real Estate:
Construction & land development	$-	$-	$-	$-	$2,602	$-	$-	$2,602
Farmland	-	-	-	-	-	-	-	-
1-4 Family	-	-	-	-	-	-	1,296	1,296
Multifamily	5,951	-	-	5,951	5,951	-	-	5,951
Non-farm non residential	3,007	-	324	3,331	6,103	-	678	6,781
Total Real Estate	8,958	-	324	9,282	14,656	-	1,974	16,630
Non-Real Estate:
Agricultural	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-	-	-
Total	$8,958	$-	$324	$9,282	$14,656	$-	$1,974	$16,630

The following table discloses TDR activity for the nine months ended September 30, 2013.

	Trouble Debt Restructured Loans Activity
	Nine Months Ended September 30, 2013
(in thousands)	Beginning balance {December 31, 2012}	New TDRs	Charge-offs post-modification	Transferred to ORE	Paydowns	Construction to permanent financing	Restructured to market terms	Ending balance {September 30, 2013}
Real Estate:
Construction & land development	$2,602	$-	$-	$-	$-	$-	$(2,602)	$-
Farmland	-	-	-	-	-	-	-	-
1 - 4 family	1,296	-	-	(1,075)	-	-	(221)	-
Multifamily	5,951	-	-	-	-	-	-	5,951
Non-farm non-residential	6,781	-	(355)	-	-	-	(3,095)	3,331
Total Real Estate	16,630	-	(355)	(1,075)	-	-	(5,918)	9,282
Non-Real Estate:
Agricultural	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-	-	-
Total Impaired Loans with no related allowance	$16,630	$-	$(355)	$(1,075)	$-	$-	$(5,918)	$9,282

The Company has made no commitments to lend additional funds to debtors owing receivables whose terms have been modified in a troubled debt restructuring at September 30, 2013.

Note 6. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to impairment testing. Other intangible assets continue to be amortized over their useful lives. The Company's goodwill is the difference in purchase price over the fair value of net assets acquired from the acquisition of Homestead Bancorp in 2007. Goodwill totaled $2.0 million at September 30, 2013 and December 31, 2012. No impairment charges have been recognized on the Company's intangible assets. Mortgage servicing rights totaled $0.1 million at September 30, 2013 compared to $0.2 million at December 31, 2012. Other intangible assets recorded include core deposit intangibles, which are subject to amortization. The weighted-average amortization period remaining for the Company's core deposit intangibles is 6.6 years. The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions.

Note 7. Other Real Estate (ORE)

Other real estate owned consists of the following at the dates indicated:

(in thousands)	September 30, 2013	December 31, 2012
Real Estate Owned Acquired by Foreclosure:
Residential	$1,968	$1,186
Construction & land development	780	1,083
Non-farm non-residential	941	125
Total Other Real Estate Owned and Foreclosed Property	$3,689	$2,394

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

Below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at September 30, 2013 and December 31, 2012:

Contract Amount
(in thousands)	September 30, 2013	December 31, 2012
Commitments to Extend Credit	$40,734	$26,775
Unfunded Commitments under lines of credit	$85,700	$71,423
Commercial and Standby letters of credit	$5,405	$5,470

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

Note 9. Accumulated Other Comprehensive Income

The following table details the changes in the single component of accumulated other comprehensive income for the nine months ended September 30, 2013:

(in thousands)	Unrealized (Loss) Gain on Securities Available for Sale
Accumulated Other Comprehensive (Loss) Income:
Balance December 31, 2012	$6,048
Reclassification adjustments to net income:
Realized gains on securities	(1,556)
Provision for income taxes	541
Unrealized losses arising during the period, net of tax	(10,949)
Balance September 30, 2013	$(5,916)

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified within Level 3 in the Company's portfolio include municipal bonds and one preferred equity security.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	September 30, 2013	December 31, 2012
Fair Value Measurements Using: Available for Sale Securities
Quoted Prices in Active Markets For Identical Assets (Level 1)	$25,500	$20,522
Significant Other Observable Inputs (Level 2)	450,654	573,071
Significant Unobservable Inputs (Level 3)	7,335	8,707
Securities available for sale measured at fair value	$483,489	$602,300

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

There were no transfers into Level 1 during the first nine months of 2013. One Government Agency security totaling $10.0 million was transferred from Level 1 into Level 2 because the security did not trade on the pricing date and quoted pricing for a similar asset in an active market was used.

The change in Level 3 securities available for sale from December 31, 2012 was due to the sale of a Level 3 security totaling $0.5 million and principal payments on municipal bonds totaling $0.9 million.

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of September 30, 2013 and December 31, 2012, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At September 30, 2013	At December 31, 2012
Fair Value Measurements Using: Impaired Loans
Quoted Prices in Active Markets For Identical Assets (Level 1)	$-	$-
Significant Other Observable Inputs (Level 2)	5,215	8,563
Significant Unobservable Inputs (Level 3)	24,295	27,310
Impaired loans measured at fair value	$29,510	$35,873

Fair Value Measurements Using: Other Real Estate Owned
Quoted Prices in Active Markets For Identical Assets (Level 1)	$-	$-
Significant Other Observable Inputs (Level 2)	3,689	2,394
Significant Unobservable Inputs (Level 3)	-	-
Other real estate owned measured at fair value	$3,689	$2,394

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

The Company has chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States, and as such has not included any gains or losses in earnings for the nine months ended September 30, 2013 or 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis is intended to highlight the significant factors affecting the Company's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data at September 30, 2013 and for the nine months ended September 30, 2013 and 2012 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly the Company's financial position and results of operations for such periods.

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

Three and Nine months Financial Overview 2013

Financial highlights for the three and nine months of 2013 and 2012 are as follows:

●
Net income for the third quarter of 2013 and 2012 was $2.3 million and $3.0 million, respectively.  Net income for the nine months ended September 30, 2013 was $6.5 million compared to $9.0 million for the nine months ended September 30, 2012. The decrease in net income for 2013 is primarily the result of lower interest income on securities from the shortening of the maturity of the portfolio when compared to 2012. The decrease in securities interest income was partially offset by higher interest income on loans and lower interest expense on deposits. The Company also realized lower gains on securities and had higher noninterest expense. This was partially offset by a decreased provision expense.

●
Net income available to common shareholders after preferred stock dividends was $2.1 million and $2.5 million for the third quarter of 2013 and 2012, respectively. Net income available to common shareholders after preferred stock dividends was $5.9 million and $7.6 million for the nine months ended September 30, 2013 and 2012, respectively. The dividends on preferred stock decreased $0.9 million to $0.6 million for the nine months ended September 30, 2013 when compared to $1.5 million for the same period in 2012. This decrease is the result of the Company qualifying for a lower dividend rate due to the increase in qualified small business loans as a part of the U.S. Treasury’s Small Business Lending Fund (“SBLF”) program.

●	Earnings per common share were $0.34 and $0.40 for the third quarter of 2013 and 2012 and $0.93 and $1.20 for the nine months ended September 30, 2013 and 2012, respectively.

●
Net interest income for the third quarter of 2013 was $10.0 million compared to $9.9 million for the same period in 2012.  Net interest income for the nine months ended September 30, 2013 was $29.3 million compared to $31.6 million for the same period in 2012.

●
Total assets at September 30, 2013 increased $17.2 million or 1.2% to $1.42 billion when compared to $1.41 billion at December 31, 2012. The increase in assets was from an increase in loans that was partially offset by a decrease in securities and cash.

●
Investment securities totaled $637.6 million at September 30, 2013, a decrease of $23.6 million when compared to $661.2 million at December 31, 2012. At September 30, 2013, available for sale securities, at fair value, totaled $483.5 million; a decrease of $118.8 million when compared to $602.3 million at December 31, 2012. At September 30, 2013, held to maturity securities, at amortized cost, totaled $154.1 million; an increase of $95.2 million when compared to $58.9 million at December 31, 2012. Mortgage-backed securities, backed by U.S. Government agencies, made up $64.6 million of the $154.1 million of HTM securities at September 30, 2013.

●
The net loan portfolio at September 30, 2013 totaled $679.4 million, a net increase of $60.3 million from the December 31, 2012 net loan portfolio of $619.2 million. Net loans are reduced by the allowance for loan losses which totaled $10.1 million at September 30, 2013 and $10.3 million at December 31, 2012.  Total loans net of unearned income were $689.6 million at September 30, 2013 compared to $629.5 million at December 31, 2012.

●	Total impaired loans decreased $12.0 million at September 30, 2013 to $36.6 million compared to $48.6 million at December 31, 2012.

●	Nonaccrual loans decreased $6.2 million to $14.5 million compared to $20.7 million at December 31, 2012.

●	Other Real Estate Owned (OREO) decreased $0.4 million during the third quarter 2013 to $3.7 million from $4.1 million at June 30, 2013.

●
Return on average assets for the three months ended September 30, 2013 and 2012 was 0.62% and 0.89%, respectively.  Return on average assets for the nine months ended September 30, 2013 and 2012 was 0.64% and 0.89%, respectively.  Return on average common equity for the three months ended September 30, 2013 and 2012 was 8.55% and 11.07%, respectively.  Return on average common shareholders’ equity for the nine months ended September 30, 2013 and 2012 was 10.0% and 10.72%, respectively.  Return on average assets is calculated by dividing annualized net income by average assets.  Return on average common shareholders’ equity is calculated by dividing net income available to common shareholders after preferred dividends by average common shareholders’ equity.

●
Book value per common share was $13.61 as of September 30, 2013 compared to $15.10 as of September 30, 2012.  Book value per share was $15.06 at December 31, 2012. The decrease in book value is due to the change in accumulated other comprehensive income/loss (“AOCI”). Our AOCI is comprised of unrealized gains and losses on available for sale securities. The unrealized loss on available for sale securities at September 30, 2013 was $5.9 million compared to unrealized gains of $7.8 million and $6.0 million at September 30, 2012 and December 31, 2012, respectively.

●
The Company's Board of Directors declared cash dividends of $0.16 per common share in the third quarter of 2013 and 2012. Cash dividends declared for the nine months ended September 30, 2013 and 2012 were $0.48 per common share.

Financial Condition

Changes in Financial Condition from December 31, 2012 to September 30, 2013

General.

Total assets at September 30, 2013 increased $17.2 million or 1.2% to $1.42 billion when compared to $1.41 billion at December 31, 2012. The increase in assets was from an increase in loans that was partially offset by a decrease in securities and cash.

Investment Securities.

Investment securities at September 30, 2013 totaled $637.6 million, a decrease of $23.6 million compared to $661.2 million at December 31, 2012. The decrease is primarily attributed to growth in the Company’s loan portfolio that was funded with surplus cash from sold, matured, and called securities and short-term borrowings.  The investment portfolio consisted of available for sale securities at fair value totaling $483.5 million and held to maturity securities at amortized cost total of $154.1 million.

The securities portfolio consisted principally of U.S. Government and Government Agency securities, Government Agency mortgage-backed securities, corporate debt securities and municipal bonds. The securities portfolio provides the Company with a balance to credit risk when compared to other categories of assets. Management monitors the securities portfolio for both credit and interest rate risk. The Company generally limits the purchase of corporate securities to individual issuers to manage concentration and credit risk. Corporate securities generally have a maturity of 10 years or less. U.S. Government securities consist of U.S. Treasury bills that have maturities of less than 30 days. Government Agency securities generally have maturities of 15 years or less.  Government Agency mortgage-backed securities have stated final maturities of 15 to 20 years.

During the second quarter of 2013, the Company diversified its investment portfolio with agency mortgage backed securities as a strategy to increase cash flow and manage interest rate risk.  A total of $66.0 million in mortgage backed securities were purchased and placed into the held to maturity category.  These securities have a forecasted average life of 5 to 7 years and are used to collateralize public funds deposits.  Management believes that the Company has the intent and ability to hold these securities to maturity. At September 30, 2013 the Company’s mortgage-backed securities portfolio totaled $64.6 million.

At September 30, 2013, $33.3 million or 5.2% of the securities portfolio was scheduled to mature in less than one year. Securities with contractual maturity dates over 10 years totaled $105.1 million or 16.5% of the total portfolio. The weighted average contractual maturity of the securities portfolio was 7.2 years at September 30, 2013 compared to 7.0 years at December 31, 2012. The increase in contractual maturity from December 31, 2012 is mainly attributable to the purchase of longer dated mortgage-backed securities. The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates. Prepayments of mortgages that collateralize mortgage-backed securities also affect the maturity of the securities portfolio.  Based on internal forecasts at September 30, 2013, management believes that the securities portfolio has a forecasted weighted average life of approximately 5.5 years based on the current interest rate environment.  A parallel interest rate shock of 400 basis points is forecasted to increase the weighted average life of the portfolio to approximately 6.1 years.

Average securities as a percentage of average interest-earning assets were 46.6% for the nine month period ended September 30, 2013 and 51.1% for the same period in 2012. The reduction of securities as a percent of average assets is attributed to growth in the loan portfolio. At September 30, 2013, the U.S Government and Government Agency securities and municipal bonds qualified as securities available to collateralize repurchase agreements and public funds. Securities pledged totaled $502.4 million at September 30, 2013 and $476.5 million at December 31, 2012. See Note 3 of the Notes to Consolidated Financial Statements for more information on investment securities.

Loans.

Average loans as a percentage of average interest-earning assets were 48.4% for the nine month period ended September 30, 2013 and 44.7% for the same period in 2012. Net loans increased $60.3 million or 9.7% to $679.4 million from $619.2 million at December 31, 2012. Net loans are reduced by the allowance for loan losses which totaled $10.1 million at September 30, 2013 and $10.3 million at December 31, 2012. Loan charge-offs totaled $2.6 million during the first nine months of 2013 and $3.0 million for the same period in 2012. Recoveries totaled $0.4 million during the first nine months of 2013 and $0.6 million for the same period in 2012.

There are no significant concentrations of credit to any individual borrower. At September 30, 2013, 72.5% of our loan portfolio was secured primarily or secondarily by real estate. The largest portion of our loan portfolio, at 47.2%, is non-farm non-residential loans secured by real estate.

As we have increased our loans to qualified small businesses, as a part of the SBLF program, our preferred dividend on our SBLF capital decreased to $0.1 million for the third quarter of 2013 from $0.5 million for the third quarter in 2012. Year to date 2013 the Company has paid $0.6 million on the SBLF capital compared to $1.5 million for the same period in 2012.

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

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

(in thousands)	September 30, 2013	December 31, 2012
Nonaccrual loans:
Real Estate:
Construction and land development	$73	$854
Farmland	341	312
1 - 4 family residential	4,223	4,603
Multifamily	-	-
Non-farm non-residential	7,522	11,571
Total Real Estate	12,159	17,340
Non-Real Estate:
Agricultural	462	512
Commercial and industrial	1,877	2,831
Consumer and other	-	5
Total Non-Real Estate	2,339	3,348
Total Nonaccrual loans	14,498	20,688

Loans 90 days and greater delinquent & accruing:
Real Estate:
Construction and land development	-	-
Farmland	-	-
1 - 4 family residential	60	455
Multifamily	-	-
Non-farm non-residential	-	-
Total Real Estate	60	455
Non-Real Estate:
Agricultural	25	-
Commercial and industrial	-	-
Consumer and other	-	-
Total Non-Real Estate	25	-
Total loans 90 days and greater delinquent & accruing	85	455

Total Nonperforming loans	$14,583	$21,143

Real Estate Owned:
Real Estate Loans:
Construction and land development	780	1,083
Farmland	-	-
1 - 4 family residential	1,968	1,186
Multifamily	-	-
Non-farm non-residential	941	125
Total Real Estate	3,689	2,394
Non-Real Estate Loans:
Agricultural	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total Non-Real Estate	-	-
Total Real Estate Owned	3,689	2,394

Total Nonperforming assets	$18,272	$23,537

Nonperforming assets to total loans	2.65%	3.74%
Nonperforming assets to total assets	1.28%	1.67%

(in thousands)	September 30, 2013	December 31, 2012
Restructured Loans:
In Compliance with Modified Terms	$8,958	$14,656
Past Due 30 through 89 days and still accruing	-	-
Past Due 90 days and greater and still accruing	-	-
Nonaccrual	324	221
Restructured Loans that subsequently defaulted	-	1,753
Total Restructured Loans	$9,282	$16,630

At September 30, 2013, nonperforming assets totaled $18.3 million compared to $23.5 million at December 31, 2012; a decrease of $5.3 million or 22.4%. Management has not identified additional information on any loans not already included in impaired loans or the nonperforming assets that indicates possible credit problems that could cause doubt as to the ability of borrowers to comply with the loan repayment terms in the future. Nonperforming assets consist of loans 90 days or greater delinquent and still accruing, nonaccrual loans, and other real estate.

At September 30, 2013 loans 90 days or greater delinquent and still accruing totaled $0.1 million; a decrease of $0.4 million compared to the $0.5 million at December 31, 2012. The decrease is mainly due to the reduction of $0.4 million in the 1-4 family category of loans that were 90 days or greater delinquent and still accruing.

At September 30, 2013 nonaccrual loans totaled $14.5 million; a decrease of $6.2 million or 29.9% compared to nonaccrual loans of $20.7 million at December 31, 2012. Nonaccrual loans were concentrated in 3 credit relationships for a total of $6.4 million or 36.7% of nonaccrual loans at September 30, 2013.

Other real estate owned at September 30, 2013 totaled $3.7 million; an increase of $1.3 million from $2.4 million at December 31, 2012. The increase in other real estate owned is mainly due to the additions of a $1.1 million residential property, a $0.3 million non-farm non-residential property, and a $0.8 million commercial property. The additions to other real estate were partially offset by sales and write-downs. Other real estate owned totaled $4.1 million at June 30, 2013.

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

Provisions made pursuant to these processes totaled $2.0 million in the first nine months of 2013 as compared to $3.0 million for the same period in 2012. The provisions made in the first nine months of 2013 were taken to provide for current loan losses and to maintain the allowance proportionate to risks inherent in the loan portfolio. Total charge-offs were $2.6 million for first nine months of 2013 and $3.0 million for the same period in 2012. The charge-offs taken in the first nine months of 2013 were concentrated in non-farm non-residential loans for $1.0 million and commercial and industrial loans for $1.0 million.  The non-farm non-residential loans charge offs were concentrated in two credit relationships which accounted for approximately $0.7 million of the $1.0 million in charge-offs for this category.  Commercial and industrial loan charge offs were concentrated in one credit relationship which accounted for $0.7 million of the $1.0 million in charge offs for this category.  The majority of these charge-offs occurred in the first quarter of 2013.  The Company has experienced reduced charge offs and lower provision expenses in the second and third quarters of 2013.  Recoveries totaled $0.4 million during the first nine months of 2013 and $0.6 million for the same period in 2012. For more information, see Note 5 to Consolidated Financial Statements.

Comparing September 30, 2013 to September 30, 2012, the decline in allowance provision is attributed to improvement in the credit quality of the loan portfolio and to the fact that the impaired loan portfolio did not suffer additional declines in estimated fair value. The credit quality improvements were across most loan portfolio types with the largest improvement in non-farm non-residential loans, commercial and industrial loans, and construction and land development.  The largest change in the allowance balance was in the non-farm non-residential category which declined approximately 13.8% from $3.7 million at December 31, 2012 to $3.2 million as of September 30, 2013.

All accrued but uncollected interest related to a loan is deducted from income in the period the loan is placed on nonaccrual. During the period a loan is in nonaccrual status, any cash receipts are first applied to the principal balance. Once the principal balance has been fully recovered, any residual amounts are applied to expenses resulting from the collection of the payment and to the recovery of any reversed interest income and interest income that would have been due had the loan not been nonaccrual. At September 30, 2013 and December 31, 2012 the Company had nonaccrual loans totaling $14.5 million and $20.7 million, respectively. The allowance for loan losses at September 30, 2013 was $10.1 million or 1.5% of total loans and 69.6% of nonperforming loans. See Note 4 and 5 of the Notes to Consolidated Financial Statements for more information on loans and the allowance for loan losses.

Other information relating to loans, the allowance for loan losses and other pertinent statistics follows.

(in thousands)	September 30, 2013	September 30, 2012
Loans: (including loans held for sale)
Average outstanding balance	$659,733	$583,046
Balance at end of period	$689,880	$606,162

Allowance for Loan Losses:
Balance at beginning of year	$10,342	$8,879
Provision charged to expense	2,011	3,014
Loans charged-off	(2,646)	(2,951)
Recoveries	439	565
Balance at end of period	$10,146	$9,507

Deposits.

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. In this regard, we regularly assess our funding needs, deposit pricing and interest rate outlooks. From December 31, 2012 to September 30, 2013, total deposits decreased $2.0 million, or -0.2%, to $1.25 billion. Noninterest-bearing demand deposits decreased $0.4 million from December 31, 2012 to September 30, 2013. Interest-bearing demand deposits decreased by $12.7 million when comparing September 30, 2013 to December 31, 2012. Time deposits increased $9.1 million, or 1.4% to $657.6 million at September 30, 2013, compared to $648.4 million at December 31, 2012.

At September 30, 2013, public fund deposits totaled $464.0 million compared to $476.5 million at December 31, 2012. The Company has developed a program for the development and management of public fund deposits. Since 2007, the Company has maintained public fund deposits in excess of $175.0 million. These deposits are from local government entities such as school districts, hospital districts, sheriff departments and other municipalities. Several of these accounts are under contracts with terms up to three years. Public funds deposit accounts are collateralized by FHLB letters of credit and by eligible Government and Government agency securities such as those issued by the FHLB, FFCB, FNMA, and FHLMC. Management believes that public funds provide a low cost and stable source of funding for the Company.

As of September 30, 2013, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $442.0 million. At September 30, 2013, approximately $237.2 million of the Company's certificates of deposit had a remaining term greater than one year.

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

The following table sets forth the distribution of our total deposit accounts, by account type, for the periods indicated.

			Increase (Decrease)
(in thousands except for %)	September 30, 2013	December 31, 2012	Amount	Percent
Noninterest-bearing demand	$191,785	$192,232	$(447)	-0.2%
Interest-bearing demand	336,162	348,870	(12,708)	-3.6%
Savings	65,113	63,062	2,051	3.3%
Time	657,563	648,448	9,115	1.4%
Total deposits	$1,250,623	$1,252,612	$(1,989)	-0.2%

The following table sets forth the distribution of our time deposit accounts.

(in thousands)	September 30, 2013
Time deposits of less than $100,000	$215,553
Time deposits of $100,000 through $250,000	172,182
Time deposits of more than $250,000	269,828
Total Time Deposits	$657,563

The following table sets forth public funds as a percent of total deposits.

	September 30,	December 31,
(in thousands except for %)	2013	2012	2011	2010	2009
Total Public Funds	$464,004	$470,498	$431,905	$356,153	$268,474
Total Deposits	$1,250,623	$1,252,612	$1,207,302	$1,007,383	$799,746
Total Public Funds as a percent of Total Deposits	37.1%	37.6%	35.8%	35.4%	33.6%

Borrowings.

The Company maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. At September 30, 2013, short-term borrowings totaled $42.5 million which is an increase of $27.7 million from December 31, 2012. Short-term borrowings consisted of repurchase agreements of $13.2 million, collateralized short-term borrowings from the Federal Home Loan Bank of $27.5 million and a line of credit totaling $1.8 million. Overnight repurchase agreement balances are monitored daily for sufficient collateralization. The increase in short-term borrowings was due to seasonal deposit fluctuations primarily concentrated in the Company's public funds deposits.  The Company had long-term borrowings totaling $0.7 million as of September 30, 2013 and $1.1 million at December 31, 2012.

At September 30, 2013, the Company had $70.0 million in Federal Home Loan Bank letters of credit outstanding obtained solely for collateralizing public deposits.

Equity.

Stockholders’ equity provides a source of permanent funding, allows for future growth and the ability to absorb unforeseen adverse developments. Total equity decreased to $125.1 million at September 30, 2013 from $134.2 million at December 31, 2012. The decrease in stockholders' equity was the result of the other comprehensive loss for the nine month period ended September 30, 2013 of $12.0 million. The other comprehensive loss is the result of the change from an unrealized gain on available for sale securities at December 31, 2012 to an unrealized loss on available for sale securities at September 30, 2013. The other comprehensive loss was partially offset by net income for the nine month period ended September 30, 2013 of $6.5 million. Retained earnings were increased by the Company’s net income of $6.5 million for the nine month period ended September 30, 2013. This increase in retained earnings was partially offset by common dividends of $3.0 million and preferred dividends of $0.6 million for a total addition to the Company's retained earnings of $2.8 million.

Results of Operations for the Three Months and Nine Months Ended September 30, 2013 and 2012

Net Income.

Net income for the quarter ending September 30, 2013 was $2.3 million, a decrease of $0.8 million from $3.0 million for the quarter ending September 30, 2012.  Net income for the nine months ended September 30, 2013 was $6.5 million, a decrease of $2.6 million or 28.4% from $9.0 million for the nine months ended September 30, 2012. For the quarter ending September 30, 2013, the Company had net income available to common shareholders of $2.1 million, a decrease of $0.4 million from the same quarter in 2012 net income available to common shareholders of $2.5 million. Net income available to common shareholders for the nine months ended September 30, 2013 was $5.9 million which is a decrease of $1.7 million from $7.6 million for the same period in 2012. The decrease in net income for 2013 was primarily the result of lower interest income on securities from the shortening of the maturity of the portfolio, less gains on securities, and higher salaries expense. These decreases were partially offset by higher interest income on loans, decreased interest expense, and lower provision for loan losses. We foresee continuation of adding quality loans and reducing interest expense through 2013 and 2014.  The intent is to increase our loan interest income and income overall. Earnings per common share for the third quarter ended September 30, 2013 was $0.34 per common share, a decrease of 15.4% or $0.06 per common share from $0.40 per common share for the third quarter ended September 30, 2012. Earnings per common share for the nine months ended September 30, 2013 was $0.93 per common share, a decrease of 22.3% or $0.27 per common share from $1.20 per common share for the nine months ended September 30, 2012.

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

Net interest income in the third quarter of 2013 was $10.0 million compared to $9.9 million for the third quarter of 2012. Net interest income for the first nine months of 2013 and 2012 was $29.3 million and $31.6 million, respectively.

Interest from loans represents the largest portion of interest income from the Company's interest-earning assets, and 47.7% of our total loans are floating rate which are primarily tied to the prime lending rate or the London Inter-Bank Offered Rate (LIBOR). Of the $328.9 million of loans that have floating rates, $222.6 million are currently at their floor rate.

Securities interest income declined in 2013 compared to 2012.  For the third quarter 2013 interest income on securities was $3.4 million compared to $4.2 million for the same period in 2012. Year to date 2013 securities interest income decreased $5.1 million compared to 2012. The Company restructured the securities portfolio beginning in 2012 as securities were called, sold or matured in order to reduce long term interest rate risk. This allowed us to help balance the risk inherent in an uncertain interest rate environment by increasing the portfolio’s cash flow while lowering cash flow extension risk. Included in our securities portfolio are $81.2 million (amortized cost) of Government Agency step-up bonds that have scheduled rate resets that help mitigate the risk of a rise in interest rates.

The lower cost of our interest-bearing liabilities reflects a lower cost of funds from our reduction of pricing on deposits. As of September 30, 2013, time deposits represented 52.6% of total deposits, which is an increase from 51.8% at December 31, 2012.

The average yield on interest-earning assets decreased from 4.26% at September 30, 2012 to 3.71% at September 30, 2013. The interest-bearing liabilities average yield decreased to 1.07% at September 30, 2013, compared to 1.28% at September 30, 2012. The net yield on interest-earning assets was 2.64% for the nine months ended September 30, 2013, compared to 2.98% for the same period in 2012.

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

	September 30, 2013			September 30, 2012
(in thousands except yield/rate)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-earning deposits with banks [1]	$66,016	$124	0.25%	$29,887	$56	0.25%
Securities (including FHLB stock)	635,314	10,027	2.11%	666,707	15,110	3.02%
Federal funds sold	1,925	1	0.07%	25,263	10	0.05%
Loans, net of unearned income	659,733	27,661	5.61%	583,046	26,538	6.06%
Total interest-earning assets	1,362,988	37,813	3.71%	1,304,903	41,714	4.26%

Noninterest-earning assets:
Cash and due from banks	9,311			10,442
Premises and equipment, net	19,665			19,827
Other assets	8,015			22,342
Total Assets	1,399,979			1,357,514

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Demand deposits	333,558	973	0.39%	305,547	1,050	0.46%
Savings deposits	64,334	33	0.07%	58,806	40	0.09%
Time deposits	651,043	7,441	1.53%	667,103	8,905	1.78%
Borrowings	19,286	114	0.79%	17,406	98	0.74%
Total interest-bearing liabilities	1,068,221	8,561	1.07%	1,048,862	10,093	1.28%

Noninterest-bearing liabilities:
Demand deposits	195,643			171,854
Other	5,018			6,027
Total Liabilities	1,268,882			1,226,743

Stockholders' equity	131,097			130,771
Total Liabilities and Stockholders'	1,399,979			1,357,514
Net interest income		$29,252			$31,621

Net interest rate spread [2]			2.64%			2.98%
Net interest-earning assets [3]	$294,767			$256,041
Net interest margin [4]			2.86%			3.23%

Average interest-earning assets to interest-bearing liabilities			127.59%			124.41%

[1]	Interest-earning deposits with banks includes interest on reserves kept with the Federal Reserve Bank that are classified on the balance sheet as "cash and due from banks".
[2]	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
[3]	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
[4]	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses.

The provision for loan losses was $0.3 million and $0.9 million for the third quarter of 2013 and 2012, respectively. For the nine months ending September 30, 2013, the provision for loan loss was $2.0 million, a decrease from $3.0 million for the first nine months of 2012. The allowance for loan losses at September 30, 2013 was $10.1 million, compared to $10.3 million at December 31, 2012, and was 1.47% and 1.64% of total loans, respectively. We believe that the allowance is adequate to cover losses in the loan portfolio given the current economic conditions, expected net charge-offs and nonperforming asset levels.

Noninterest Income.

For the quarters ending September 30, 2013 and 2012, noninterest income totaled $1.5 million and $3.3 million, respectively. Service charges, commissions and fees totaled $1.2 million for the third quarter ended September 30, 2013 and 2012. Net securities gains were $12,000 for the third quarter of 2013 and $1.7 million for the same period in 2012. Other noninterest income was $0.3 million for the third quarter ended September 30, 2013 and $0.4 million for the same period in 2012.

Noninterest income totaled $6.0 million for the nine months ended September 30, 2013; a decrease of $2.0 million when compared to $8.0 million for the nine months ended September 30, 2012. Service charges, commissions and fees totaled $3.5 million for the nine months ended September 30, 2013 and $3.6 million for the same period of 2012. Net securities gains were $1.6 million for the first nine months of 2013 and $3.2 million for the same period in 2012. Other noninterest income decreased by $0.2 million to $1.0 million in the first nine months of 2013 compared to $1.2 million for year to date 2012.

Noninterest Expense.

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense and other types of expenses.  Noninterest expense totaled $7.9 million in the third quarter of 2013 and $7.8 million in 2012. Noninterest expense increased from $22.9 million for the first nine months of 2012 to $23.4 million for the first nine months of 2013. Salaries and benefits totaled $3.7 million for the third quarter of 2013 compared to $3.4 million for the third quarter of 2012. For the first nine months of 2013 and 2012, salaries and benefits totaled $10.8 million and $10.1 million, respectively. Occupancy and equipment expense totaled $1.0 million for the third quarter of 2013 and 2012. Occupancy and equipment expense totaled $3.0 million for the first nine months of 2013 and $2.8 million for the same period in 2012. Other noninterest expense totaled $3.3 million in the third quarter of 2013, compared to $3.5 million the third quarter of 2012.  Other noninterest expense decreased by $0.3 million to $9.7 million for the nine months ended September 30, 2013 from $10.0 million for the nine months ended September 30, 2012.

The following is a summary of the significant components of other noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Other noninterest expense:
Legal and professional fees	$729	$438	$1,816	$1,527
Data processing	316	315	965	910
Marketing and public relations	219	237	697	657
Taxes - sales, capital, and franchise	176	182	499	541
Operating supplies	98	150	385	425
Travel and lodging	151	118	447	409
Net costs from other real estate and repossessions	203	739	633	1,838
Regulatory assessment	376	295	1,334	792
Other	998	980	2,896	2,896
Total other expense	$3,266	$3,454	$9,672	$9,995

Income Taxes.

The provision for income taxes was $1.1 million and $1.5 million for the quarters ended September 30, 2013 and 2012.  The provision for the nine months ended September 30, 2013 and 2012 was $3.4 million and $4.6 million, respectively. The Company's statutory tax rate was 34.0% which was unchanged from the third quarter of 2012.

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

The following interest sensitivity analysis is one measurement of interest rate risk and is set forth on the following table. This analysis reflects the maturity and repricing of the principal of assets and liabilities over various time periods. This analysis does not factor in prepayments or principal payments and includes floating rate loans with floor rates at September 30, 2013 totaling  $222.6 million as floating loans or bonds that have interest rate resets. Considering these factors could have a significant impact on the report.  The table excludes nonaccrual loans at September 30, 2013 totaling $14.5 million. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at September 30, 2013 shown below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

	September 30, 2013
	Interest Sensitivity Within
(in thousands)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$313,066	$10,580	$323,646	$366,234	$689,880
Securities (including FHLB stock)	28,355	7,519	35,874	604,320	640,194
Federal Funds Sold	987	-	987	-	987
Other earning assets	51,194	-	51,194	-	51,194
Total earning assets	$393,602	$18,099	$411,701	$970,554	$1,382,255

Source of Funds:
Interest-bearing accounts:
Demand deposits	$336,162	$-	$336,162	$-	$336,162
Savings deposits	65,113	-	65,113	-	65,113
Time deposits	215,553	172,182	387,735	269,828	657,563
Short-term borrowings	42,457	-	42,457	-	42,457
Long-term borrowings	150	300	450	200	650
Noninterest-bearing, net	-	-	-	280,310	280,310
Total source of funds	$659,435	$172,482	$831,917	$550,338	$1,382,255

Period gap	$(265,833)	$(154,383)	$(420,216)	$420,216
Cumulative gap	$(265,833)	$(420,216)	$(420,216)	$-

Cumulative gap as a percent of earning assets	-19.2%	-30.4%	-30.4%

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

Loans maturing within one year or less at September 30, 2013 totaled $152.2 million. At September 30, 2013, time deposits maturing within one year or less totaled $420.4 million.  The Company’s held to maturity ("HTM") portfolio at September 30, 2013 was $154.1 million or 24.2% of the investment portfolio compared to $58.9 million or 8.9% at December 31, 2012.  The securities in the held to maturity portfolio are used to collateralize public funds deposits and may also be used to secure borrowings with the Federal Home Loan Bank or Federal Reserve Bank.  The agency securities in the HTM portfolio have maturities of 10 years or less.  Government Agency mortgage-backed securities in the portfolio have stated final maturities of 15 to 20 years at September 30, 2013.  The HTM portfolio had a forecasted weighted average life of approximately 5.9 years based on current interest rates.  Management regularly monitors the size and composition of the HTM portfolio to evaluate its effect on the Company’s liquidity.  The Company’s available for sale portfolio was $483.5 million or 75.8% of the investment portfolio at September 30, 2013.  The majority of the AFS portfolio was comprised of U.S. Treasuries, U.S. Government Agencies, and investment grade corporate bonds.  Management believes these securities are readily marketable and enhance the Company’s liquidity.

The Company maintained a net borrowing capacity at the Federal Home Loan Bank totaling $81.9 million and $99.0 million at September 30, 2013 and December 31, 2012, respectively. The Company also has a discount window line with the Federal Reserve Bank. We also maintain federal funds lines of credit at various correspondent banks with borrowing capacity of $152.6 million and a revolving line of credit for $2.5 million with an availability of $0.7 million as of September 30, 2013. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources.

The Company's capital position is reflected in stockholders’ equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Stockholders’ equity provides a source of permanent funding, allows for future growth and the ability to absorb unforeseen adverse developments. Total equity decreased to $125.1 million at September 30, 2013 from $134.2 million at December 31, 2012. The decrease in stockholders' equity was the result of the other comprehensive loss for the nine month period ended September 30, 2013 of $12.0 million. The other comprehensive loss is the result of the change from an unrealized gain on available for sale securities at December 31, 2012 to an unrealized loss on available for sale securities at September 30, 2013. The other comprehensive loss was partially offset by net income for the nine month period ended September 30, 2013 of $6.5 million. Retained earnings were increased by the Company’s net income of $6.5 million for the nine month period ended September 30, 2013. This increase in retained earnings was partially offset by common dividends of $3.0 million and preferred dividends of $0.6 million for a total addition to the Company's retained earnings of $2.8 million.

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

	As of September 30, 2013
	"Well Capitalized Minimums"	Actual
Tier 1 Leverage Ratio
Consolidated	5.00%	9.03%
Bank	5.00%	9.07%

Tier 1 Risk-based Capital Ratio
Consolidated	6.00%	13.73%
Bank	6.00%	13.80%

Total Risk-based Capital Ratio
Consolidated	10.00%	14.82%
Bank	10.00%	14.89%

At September 30, 2013, the Company and its subsidiary satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed by the Company in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2013.

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

FIRST GUARANTY BANCSHARES, INC.

Date: November 8, 2013	By: /s/ Alton B. Lewis
Alton B. Lewis
Principal Executive Officer

Date: November 8, 2013	By: /s/ Eric J. Dosch
Eric J. Dosch
Principal Financial Officer
Secretary and Treasurer