Form 10-K
period 2013-12-31
First Guaranty Bancshares, Inc.
filed 2014-03-27
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
YES ☐        NO ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2013 was $64,519,515 based upon the price from the last trade of $19.60. The common stock is not quoted or traded on an exchange and there is no established or liquid market for the common stock.

As of March 21, 2014, there were issued 6,294,227 and outstanding 6,291,332 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)  Proxy Statement for the 2014 Annual Meeting of Stockholders of the Registrant (Part III).

TABLE OF CONTENTS

PART 1

Item 1 – Business

Background

First Guaranty Bancshares, Inc. (the “Company”) is a bank holding company headquartered in Hammond, Louisiana with one wholly owned subsidiary, First Guaranty Bank (the “Bank”). At December 31, 2013, the Company had consolidated assets of $1.4 billion and $123.4 million consolidated stockholders’ equity. The Company’s executive office is located at 400 East Thomas Street, Hammond, Louisiana 70401. The telephone number is (985) 345-7685. The Company is subject to extensive regulation by the Board of Governors of the Federal Reserve System (“FRB”).

First Guaranty Bank is a Louisiana state chartered commercial bank with 21 banking facilities including one drive-up only facility located in Southeast, Southwest and North Louisiana. The Bank was organized under Louisiana law in 1934 and changed its name to First Guaranty Bank in 1971. Deposits are insured up to the maximum legal limits by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is not a member of the Federal Reserve System. As of December 31, 2013, the Bank was the sixth largest Louisiana-based bank and the fourth largest Louisiana-based bank not headquartered in New Orleans, as measured by total assets.

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

Our Southeast Louisiana market is strategically located near the intersection of Interstates 12 and 55, which places it at a crossroads of commercial activity for the Southeastern United States. The urban centers of New Orleans and Baton Rouge are approximately 60 miles and 45 miles, respectively, from Hammond, where the Company’s executive office is located. Hammond is home to one of the largest medical centers in the state as well as Southeastern Louisiana University.

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

Banking Products and Services

The Bank offers personalized commercial banking services to businesses, professionals and individuals. We offer a variety of deposit products including personal and business checking and savings accounts, time deposits, money market accounts and negotiable order of withdrawal (“NOW”) accounts. Other services provided include personal and commercial credit cards, remote deposit capture, safe deposit boxes, official checks, internet banking, online bill pay, mobile banking and lockbox services. Also offered is 24-hour banking through internet banking, voice response and automated teller machines (“ATM”). Although full trust powers have been granted, we do not actively operate or have any present intention to activate a trust department.

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

Employees

At December 31, 2013, the Company employed 278 full-time equivalent employees.  None of our employees are represented by a collective bargaining group. The Company has a good relationship with its employees.

Data Processing

Since November 2001, customer information has been housed on equipment owned by Financial Institution Service Corporation (“FISC”). FISC is a cooperative jointly owned by a number of Louisiana and Mississippi state banks that are currently serviced by FISC. The 2013 annual cost of this service was $0.6 million. The current arrangements are adequate and are expected to be able to accommodate our needs for the foreseeable future.

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

Bank Regulatory Compliance

First Guaranty Bank is a FDIC insured, non-member Louisiana state bank. Regulation of financial institutions is intended primarily to protect depositors, the deposit insurance funds of the FDIC and the banking system as a whole, and generally is not intended to protect stockholders or other investors. The Bank is subject to regulation and supervision by both the Louisiana Office of Financial Institutions ("Louisiana OFI") and the FDIC. In addition, the Bank is subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that are made and the interest that is charged on those loans, and limitations on the types of investments that are made and the types of services that are offered. Various consumer laws and regulations also affect operations.

Bank Regulation and Supervision

Banking is a complex, highly regulated industry. Consequently, the growth and earnings performance of First Guaranty Bancshares, Inc. and its subsidiary bank can be affected not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. These authorities include, but are not limited to, the FRB, the FDIC, the Louisiana OFI, the U.S. Internal Revenue Service ("IRS") and state taxing authorities. The effect of these statutes, regulations and policies and any changes to any of them can be significant and cannot be predicted.
The primary goal of regulation is to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress has created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry. The system of supervision and regulation applicable to First Guaranty Bancshares, Inc. establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance funds, depositors and the public, rather than the shareholders and creditors. The following is an attempt to summarize some of the relevant laws, rules and regulations governing banks and bank holding companies, but does not purport to be a complete summary of all such applicable laws, rules and regulations. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”).

The Dodd-Frank Act made extensive changes in the regulation of depository institutions.  For example, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board.  The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function previously assigned to prudential regulators, and has the authority to impose new requirements.  Institutions of less than $10 billion in assets, such as First Guaranty Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the primary enforcement authority of, their federal prudential regulator rather than the Consumer Financial Protection Bureau.

In addition to creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, directs changes in the way that institutions are assessed for deposit insurance, requires more stringent consolidated capital requirements for bank holding companies, requires originators of securitized loans to retain a percentage of the risk for the transferred loans, establishes regulatory rate-setting for certain debit card interchange fees, repeals restrictions on the payment of interest on commercial demand deposits, contains a number of reforms related to mortgage originations and requires public companies to give stockholders a non-binding vote on executive compensation and golden parachutes.  Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations.  Their impact on operations cannot yet be fully assessed.  However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense for the Bank.

The rules effecting debit card interchange fees under the Durbin Amendment, which became effective on October 1, 2012, has negatively impacted our electronic banking income.

The Durbin Amendment required the Federal Reserve to establish a cap on the rate merchants pay banks for electronic clearing of debit transactions (i.e. the interchange rate). The Federal Reserve issued final rules, effective October 1, 2012, for establishing standards, including a cap, for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. The final rule established standards for assessing whether debit card interchange fees received by debit card issuers were reasonable and proportional to the costs incurred by issuers for electronic debit transactions. Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction, a 1 cent fraud prevention adjustment, and 5 basis points multiplied by the value of the transaction.

First Guaranty Bancshares, Inc.

General.

First Guaranty Bancshares, Inc. is a bank holding company registered with, and subject to regulation by, the FRB under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). The Bank Holding Company Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.  In accordance with FRB policy, a bank holding company, such as First Guaranty Bancshares, Inc., is expected to act as a source of financial strength to its subsidiary bank and commit resources to support its bank. This support may be required under circumstances when we might not be inclined to do so absent this FRB policy.

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

The FDIC imposes an assessment for deposit insurance against all depository institutions. That assessment is based on the risk category of each institution, which is derived from examination and supervisory information. The FDIC first establishes an institution's initial base assessment rate based upon the risk category, with less risky institution paying lower rates. That initial base assessment rate ranged, from 12 to 45 basis points, depending upon the risk category of the institution. The initial base assessment was then adjusted (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate were generally based upon an institution's levels of unsecured debt, secured liabilities and brokered deposits. The total adjusted base assessment rate ranges from 7 to 77.5 basis points of the institution's assessable deposits. The FDIC may adjust the scale uniformly, except that no adjustment may vary more than three basis points from the base scale without notice and comment.

Insurance of Deposit Accounts continued.

The Dodd-Frank Act required the FDIC to revise its risk-based assessment schedule and procedures to base the assessment on each institution’s average total assets less tangible capital, rather than deposits. The FDIC implemented that directive effective April 1, 2012. In so doing, the FDIC revised its assessment schedule so that it now ranges from 2.5 basis points for the institutions perceived as less risky to 45 basis points for those perceived as the riskiest.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future. Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2013, the annualized FICO assessment was 0.006% of the Company's average assets less average equity.

Other Regulations.

Interest and other charges collected or contracted are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to federal laws applicable to credit transactions, such as:

●	the federal "Truth -In-Lending Act," governing disclosures of credit terms to consumer borrowers;
●	the "Home Mortgage Disclosure Act of 1975," requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
●	the "Equal Credit Opportunity Act," prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
●	the "Fair Credit Reporting Act of 1978," governing the use and provision of information to credit reporting agencies;
●	the "Real Estate Settlement Procedures Act";
●	the "Fair Debt Collection Act," governing the manner in which consumer debts may be collected by collection agencies
●	the Community Reinvestment Act (“CRA”), which encourages banks to meet the credit needs of borrowers in all segments of their communities, including neighborhoods with low or moderate incomes; and
●	The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations are subject to:

●	the "Right to Financial Privacy Act," which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
●	the "Electronic Funds Transfer Act," and Regulation E issued by the FRB to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services;
●	the "Truth in Savings Act"; and
●	the "Expedited Funds Availability Act".

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

The Company is a participant in the U.S. Treasury’s Small Business Lending Fund (“SBLF”). The Company is permitted to pay dividends on its common stock provided that the SBLF dividends have been declared and paid to the U.S. Treasury as of the most recent applicable dividend period. To date, the Company has met each SBLF dividend obligation in a timely manner. As of December 31, 2013, qualified small business lending has increased 23.3%. See Note 13 of the Consolidated Financial Statements for disclosure on the Company’s SBLF Preferred Stock Series C and Note 16 for further information on dividend restrictions.

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

Basel 3 Regulatory Capital Rules.

In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. Additional constraints will also be imposed on the inclusion in regulatory capital of mortgage-servicing assets, defined tax assets and minority interests. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for First Guaranty Bancshares, Inc. and First Guaranty Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

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

The Company redeemed the Preferred Series A and B shares with a portion of the $39.4 million of proceeds received in exchange for issuing 39,435 Preferred Series C shares to the U.S. Treasury as a participant in the Small Business Lending Fund program. The Preferred Series C shares receive quarterly dividends and the initial dividend rate was 5.00%. The rate was dependent on the growth in qualified small business loans made by the Bank. The Bank has increased its qualified small business loans 23.3% which qualifies the Company to pay the minimum 1.0% rate on the preferred Series C shares. The 1.0% rate is locked in until December 31, 2015. The dividend rate after 4.5 years will increase to 9.00% if the Preferred Series C shares have not been redeemed by that time.

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

Risks Associated with our Business

We will become subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.

In July 2013, the FDIC and the Federal Reserve Board approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to First Guaranty Bancshares, Inc. First Guaranty Bank. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, which will be effective for First Guaranty Bancshares, Inc. and First Guaranty Bank on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

The application of more stringent capital requirements for First Guaranty Bank and First Guaranty Bancshares could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions constraining us from paying dividends or repurchasing shares if we were to be unable to comply with such requirements.

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

The Series C Preferred Stock is entitled to receive non-cumulative dividends payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, which is calculated on the aggregate Liquidation Amount, was initially set at 5.0% per annum based upon the current level of “Qualified Small Business Lending”, or “QSBL” by the Company’s wholly owned subsidiary First Guaranty Bank (the “Bank”). The Bank has increased its QSBL and achieved the contractual minimum dividend rate of 1% per annum through December 31, 2015. If the Series C Preferred Stock remains outstanding for more than four-and-one-half years, the dividend rate will be fixed at 9%. The Company may only declare and pay dividends on its common stock (or any other equity securities junior to the Series C Preferred Stock) if it has declared and paid dividends for the current dividend period on the Series C Preferred Stock, and will be subject to other restrictions on its ability to repurchase or redeem other securities.

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

Difficult market conditions have adversely affected the industry in which we operate.
If capital and credit markets experience volatility and disruption as they did during the recent financial crisis, we may face the following risks:

●	Increased regulation of our industry.
●	Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.
●	Market developments and the resulting economic pressure on consumers may affect consumer confidence levels and may cause increases in delinquencies and default rates, which, among other effects, could affect our charge-offs and provision for loan losses. Competition in the industry could intensify as a result of the increasing consolidation of financial services companies in connection with the current market conditions.
●	Market disruptions make valuation even more difficult and subjective, and our ability to measure the fair value of our assets could be adversely affected. If we determine that a significant portion of our assets have values significantly below their recorded carrying value, we could recognize a material charge to earnings in the quarter in which such determination was made, our capital ratios would be adversely affected and a rating agency might downgrade our credit rating or put us on credit watch.
●	The downgrade of the U.S. government’s sovereign credit rating, any related rating agency action in the future, and the downgrade of the sovereign credit ratings for several European nations could negatively impact our business, financial condition and results of operations.

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

Continued growth depends, in part, upon the ability to expand market presence, to successfully attract core deposits, and to identify attractive commercial lending opportunities. Management cannot be certain as to its ability to manage increased levels of assets and liabilities. We may be required to make additional investments in equipment and personnel to manage higher asset levels and loan balances, which may adversely impact our efficiency, earnings and shareholder returns. In addition, franchise growth may increase through acquisitions and de novo branching. The ability to successfully integrate such acquisitions into our consolidated operations will have a direct impact on our financial condition and results of operations.

Our loan portfolio consists of a high percentage of loans secured by non-farm non-residential real estate. These loans are riskier than loans secured by one- to four-family properties.

Non-farm non-residential real estate loans, primarily loans secured by commercial real estate such as office buildings, hotels and gaming facilities, generally expose a lender to greater risk of nonpayment and loss than 1-4 family residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to 1-4 family residential loans. Consequently, an adverse development on one or more of these types of loans can expose us to a significantly greater risk of loss compared to an adverse development with respect to a 1-4 residential mortgage loan.

Emphasis on the origination of short-term loans could expose us to increased lending risks.
Loan payments on these types of loans are typically based on ten to twenty-year amortization schedules but have maturities typically ranging from one to five years. This results in our borrowers having significantly higher final payments due at maturity, known as a “balloon payment”.  In the event our borrowers are unable to make their balloon payments when they are due, we may incur significant losses in our loan portfolio. Moreover, while the shorter maturities of our loan portfolio help us to manage our interest rate risk, they also increase the reinvestment risk associated with new loan originations. To mitigate this risk, we generally originate loans to existing customers. There can be no assurance that during an economic slow-down we might not incur significant losses as our loan portfolio matures.

We obtain a significant portion of our noninterest revenue through service charges on core deposit accounts, and regulations impacting service charges could reduce our fee income.

A significant portion of our noninterest revenue is derived from service charge income. The largest component of this service charge income is overdraft-related fees. Management anticipates that changes in banking regulations pertaining to rules on certain overdraft payments on consumer accounts may have an adverse impact on our service charge income. Additionally, changes in customer behavior, as well as increased competition from other financial institutions, may result in declines in deposit accounts or in overdraft frequency resulting in a decline in service charge income. A reduction in deposit account fee income could have a material adverse effect on our earnings.

We may be required to pay significantly higher FDIC premiums or special assessments that could adversely affect our earnings.

We may be required to pay significantly higher premiums or additional special assessments that could adversely affect our earnings. We are generally unable to control the amount of premiums that we pay for FDIC insurance. In the event of bank or financial institution failures, we may be required to pay even higher FDIC premiums. Any future increases or required prepayments in FDIC insurance premiums may materially adversely affect our results of operations.

Repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense.

All current prohibitions on the payment of interest on demand deposits were repealed as part of the Dodd-Frank Act, effective one year after the date of enactment. As a result, beginning on July 21, 2012, financial institutions were permitted to offer interest on demand deposits. If competitive conditions result in First Guaranty offering interest on demand deposits our cost of deposits and interest expense may increase.

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

The success of First Guaranty Bancshares, Inc. and First Guaranty Bank has been largely due to the efforts of our Executive Management team consisting of Alton B. Lewis, President and Chief Executive Officer, and Eric J. Dosch, Chief Financial Officer. In addition, we substantially rely upon Marshall T. Reynolds, our Chairman of the Board of Directors. The loss of services of one or more of these individuals may have a material adverse effect on our ability to implement our business plan.

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

We realize income primarily from the difference between the interest we earn on loans and investments and the interest we pay on deposits and borrowings. Unexpected movement in interest rates markedly changing the slope of the current yield curve could cause our net interest margins to decrease, subsequently decreasing net interest income. We rely upon the use of models to forecast the impact of changes in interest rates on the balance sheet and to the income statement.  Errors in the model or the assumptions used for the model could have a material impact to the decision making of the asset liability risk management process. In addition, such changes could adversely affect the valuation of our assets and liabilities. The economic value of equity may be adversely affected by changes in interest rates. The interest rates on our assets and liabilities respond differently to changes in market interest rates, which means our interest-bearing liabilities may be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. This can be the result of differences in maturity terms, payment structures on bank products and investments, market behavior, and other economic factors. In either event, if market interest rates change, this “gap” between the amount of interest-earning assets and interest-bearing liabilities that reprice in response to these interest rate changes may work against us, and our earnings may be negatively affected.

We are unable to predict fluctuations in market interest rates, which are affected by, among other factors, changes in the following:

●	inflation rates;
●	business activity levels;
●	money supply; and
●	domestic and foreign financial markets.

The value of our investment portfolio and the composition of our deposit base are influenced by prevailing market conditions and interest rates. The securities are usually fixed rate and their market value is affected by changes in market interest rates. Our asset-liability management strategy, which is designed to mitigate the risk to us from changes in market interest rates, may not prevent changes in interest rates or securities market downturns from reducing deposit outflow or from having a material adverse effect on our results of operations, our financial condition or the value of our investments. Rising interest rates reduce the value of our fixed rate debt securities in our investment portfolio. The unrealized losses resulting from holding such securities are recognized in other comprehensive income and reduce total shareholders' equity. Unrealized losses do not negatively impact regulatory capital ratios, however tangible common equity and the associated ratios are reduced. If debt securities in an unrealized loss position are sold, such losses become realized and reduce Tier One and Total Risk based Capital regulatory ratios.

Future legislative or regulatory actions responding to perceived financial and market problems could impair the Company’s rights against borrowers.

Future legislative or regulatory actions responding to perceived financial and market problems could impair the Company’s rights against borrowers. There have been proposals made by members of Congress and others that would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral. If proposals such as these or other proposals limiting the Company’s rights as a creditor were to be implemented, the Company could experience increased credit losses or increased expense in pursuing its remedies as a creditor.

We face risks related to our operational, technological and organizational infrastructure.

Our ability to grow and compete is dependent on our ability to build or acquire the necessary operational and technological infrastructure and to manage the cost of that infrastructure as we expand. Similar to other large corporations, operational risk can manifest itself in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or outside persons and exposure to external events. As discussed below, we are dependent on our operational infrastructure to help manage these risks. In addition, we are heavily dependent on the strength and capability of our technology systems which we use both to interface with our customers and to manage our internal financial and other systems. Our ability to develop and deliver new products that meet the needs of our existing customers and attract new ones depends on the functionality of our technology systems. Additionally, our ability to run our business in compliance with applicable laws and regulations is dependent on these infrastructures.

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

Our businesses are dependent on their ability to process and monitor, on a daily basis, a large number of transactions, many of which are highly complex, across numerous and diverse markets. These transactions, as well as the information technology services we provide to clients, often must adhere to client-specific guidelines, as well as legal and regulatory standards. Due to the breadth of our client base and our geographical reach, developing and maintaining our operational systems and infrastructure is challenging, particularly as a result of rapidly evolving legal and regulatory requirements and technological shifts. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as a spike in transaction volume, cyber-attack or other unforeseen catastrophic events, which may adversely affect our ability to process these transactions or provide services.

In addition, our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Although we take protective measures to maintain the confidentiality, integrity and availability of information across all geographic and product lines, and endeavor to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve. As a result, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks and other events that could have an adverse security impact. Despite the defensive measures we take to manage our internal technological and operational infrastructure, these threats may originate externally from third parties such as foreign governments, organized crime and other hackers, and outsource or infrastructure-support providers and application developers, or may originate internally from within our organization. Given the increasingly high volume of our transactions, certain errors may be repeated or compounded before they can be discovered and rectified.

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

We are required to test goodwill and core deposit intangible assets for impairment on a periodic basis. The impairment testing process considers a variety of factors, including macroeconomic conditions, industry and market considerations, cost factors, and financial performance. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common shares or our regulatory capital levels.

If we were unable to borrow funds through access to capital markets, we may not be able to meet the cash flow requirements of our depositors and borrowers or the operating cash needs to fund corporate expansion and other corporate activities.

Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. The liquidity of our Company is used to make investments to repay deposit liabilities as they become due or are demanded by customers. Liquidity policies and limits are established by the Board of Directors. Management and our Investment Committee regularly monitor the overall liquidity position of the Company to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity. Management and the Investment Committee also establish policies and monitor guidelines to diversify the bank's funding sources. Funding sources include Federal funds purchased, securities sold under repurchase agreements, non-core deposits, and short- and long-term debt. We are also members of the Federal Home Loan Bank (“FHLB”) System, which provides funding through advances to members that are collateralized with certain loans.

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

First Guaranty Bank acts as the transfer agent for First Guaranty Bancshares, Inc. The price for all shares traded are agreed upon by buyers and sellers. There is no active or liquid market for our common stock. First Guaranty Bancshares, Inc. is not traded on an exchange, therefore liquidation and/or purchases of stock may not be readily available.

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

Item 1B – Unresolved Staff Comments
None.

Item 2 - Properties

The Company does not directly own any real estate, but it does own real estate indirectly through its subsidiary. The Bank operates 21 banking centers, including one drive-up facility. The following table sets forth certain information relating to each office. The net book value of our properties at December 31, 2013 was $9.9 million. We believe that our properties are adequate for our business operations as they are currently being conducted.

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

Item 3 - Legal Proceedings

The Company is subject to various legal proceedings in the normal course of its business. At December 31, 2013, we were not involved in any legal proceedings, the outcome of which would have a material adverse effect on the financial condition or results of operation of the Company.

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

	2013			2012
Quarter Ended:	High	Low	Dividend	High	Low	Dividend
March 31,	$18.75	$14.00	$0.16	$17.51	$14.09	$0.16
June 30,	$19.60	$13.25	$0.16	$18.59	$18.59	$0.16
September 30,	$19.60	$12.00	$0.16	$18.59	$18.59	$0.16
December 31,	$19.60	$13.50	$0.16	$18.59	$18.59	$0.16

Our stockholders are entitled to receive dividends when, and if, declared by the Board of Directors, out of funds legally available for dividends. We have paid consecutive quarterly cash dividends on our common stock for each of the last 82 quarters dating back to the third quarter of 1993. The Board of Directors intends to continue to pay regular quarterly cash dividends. The ability to pay dividends in the future will depend on earnings and financial condition, liquidity and capital requirements, regulatory restrictions, the general economic and regulatory climate and ability to service any equity or debt obligations senior to common stock. There are legal restrictions on the ability of First Guaranty Bank to pay cash dividends to First Guaranty Bancshares, Inc. Under federal and state law, we are required to maintain certain surplus and capital levels and may not distribute dividends in cash or in kind, if after such distribution we would fall below such levels. Specifically, an insured depository institution is prohibited from making any capital distribution to its shareholders, including by way of dividend, if after making such distribution, the depository institution fails to meet the required minimum level for any relevant capital measure including the risk-based capital adequacy and leverage standards.

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

Stock Performance Graph

The line graph below compares the cumulative total return for the Company’s common stock with the cumulative total return of both the NASDAQ Stock Market Index for U.S. companies and the NASDAQ Index for bank stocks for the period December 31, 2008 through December 31, 2013. The total return assumes the reinvestment of all dividends and is based on a $100 investment on December 31, 1999. It also reflects the stock price on December 31st of each year shown, although this price reflects only a small number of transactions involving a small number of directors of the Company or affiliates or associates and cannot be taken as an accurate indicator of the market value of the Company’s common stock.

2008	2009	2010	2011	2012	2013
First Guaranty Bancshares, Inc.(1)	100.00	70.56	79.94	85.44	88.25	102.01
NASDAQ - Bank	100.00	81.50	91.18	79.85	92.46	128.43
NASDAQ - Composite	100.00	143.89	168.22	165.19	191.47	264.84

Cumulative Return
300
275
250
225
200
175
150
125
100
75
50
2008
2009
2010
2011
2012
2013
First Guaranty Bancshares, Inc.(1)
NASDAQ - Bank
NASDAQ - Composite

(1) *Total Return is given for First Guaranty Bancshares, Inc. Total return assumes reinvestment of all dividends and is based on a $100 investment on December 31, 2008.*

Item 6 - Selected Financial Data

The following selected financial data should be read in conjunction with the financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K. Except for the data under “Performance Ratios,” “Capital Ratios” and “Asset Quality Ratios,” the income statement data and share and per share data for the years ended December 31, 2013, 2012 and 2011 and the balance sheet data as of December 31, 2013 and 2012 are derived from the audited financial statements and related notes which are included elsewhere in this Form 10-K, and the income statement data and share and per share data for the years ended December 31, 2010 and 2009 and the balance sheet data as of December 31, 2011, 2010 and 2009 are derived from the audited financial statements and related notes that are not included in this Form 10-K.

	At or For the Years Ended December 31,
(in thousands except for %)	2013	2012	2011	2010	2009
Year End Balance Sheet Data:
Securities	$634,504	$659,243	$631,163	$481,961	$261,829
Federal funds sold	$665	$2,891	$68,630	$9,129	$13,279
Loans, net of unearned income	$703,166	$629,500	$573,100	$575,640	$589,902
Allowance for loan losses	$10,355	$10,342	$8,879	$8,317	$7,919
Total assets	$1,436,441	$1,407,303	$1,353,866	$1,132,792	$930,847
Total deposits	$1,303,099	$1,252,612	$1,207,302	$1,007,383	$799,746
Borrowings	$6,288	$15,846	$15,423	$12,589	$31,929
Stockholders' equity	$123,405	$134,181	$126,602	$97,938	$94,935
Common Stockholders' equity	$83,970	$94,746	$87,167	$76,963	$74,165

Average Balance Sheet Data:
Securities	$628,073	$659,440	$555,808	$342,589	$245,952
Federal funds sold	$1,738	$19,397	$23,172	$11,007	$24,662
Loans, net of unearned income	$667,814	$589,735	$582,687	$593,429	$599,609
Total earning assets	$1,362,297	$1,314,969	$1,191,400	$964,039	$906,158
Total assets	$1,400,790	$1,357,513	$1,230,587	$1,015,681	$948,556
Total deposits	$1,246,341	$1,202,614	$1,103,355	$883,440	$842,274
Borrowings	$19,286	$16,508	$12,742	$27,324	$22,907
Stockholders' equity	$130,053	$131,991	$108,321	$99,575	$77,135
Common Stockholders' equity	$90,618	$92,556	$82,225	$79,245	$70,055

Performance Ratios:
Return on average assets	0.65%	0.89%	0.65%	0.99%	0.80%
Return on average common equity	10.09%	13.03%	9.77%	12.65%	10.84%
Return on average common equity adjusted for preferred stock dividends	9.31%	10.90%	7.37%	10.97%	9.99%
Return on average tangible assets	0.68%	0.92%	0.68%	1.01%	0.82%
Return on average tangible common equity	10.96%	14.11%	10.64%	13.58%	11.78%
Return on average tangible common equity adjusted for preferred stock dividends	10.13%	11.87%	8.12%	11.81%	10.88%
Net interest margin	2.92%	3.20%	3.31%	3.96%	3.57%
Average loans to average deposits	53.58%	49.04%	52.81%	67.17%	71.19%
Efficiency ratio	65.61%	58.56%	56.77%	56.20%	60.80%
Efficiency ratio (excluding amortization of intangibles and securities transactions)	67.17%	63.73%	60.29%	59.25%	61.99%
Full time equivalent employees (year end)	278	274	269	246	230

Item 6 - Selected Financial Data continued

	At or For the Years Ended December 31,
(in thousands except for % and share data)	2013	2012	2011	2010	2009
Capital Ratios:
Average stockholders' equity to average assets	9.28%	9.72%	8.80%	9.80%	8.13%
Average tangible equity to average tangible assets	9.01%	9.42%	8.50%	9.46%	7.74%
Common stockholders' equity to total assets	5.85%	6.73%	6.44%	6.79%	7.97%
Tier 1 leverage capital Consolidated	9.14%	9.24%	9.03%	8.69%	9.58%
Tier 1 capital Consolidated	13.61%	14.13%	13.71%	11.98%	11.90%
Total risk-based capital Consolidated	14.71%	15.31%	14.75%	13.03%	12.97%

Income Data:
Interest income	$50,886	$55,195	$54,609	$51,390	$47,191
Interest expense	$11,134	$13,120	$15,118	$13,223	$14,844
Net interest income	$39,752	$42,075	$39,491	$38,167	$32,347
Provision for loan losses	$2,520	$4,134	$10,187	$5,654	$4,155
Noninterest income (excluding securities transactions)	$5,907	$6,272	$7,839	$6,741	$5,909
Securities gains	$1,571	$4,868	$3,531	$2,824	$2,056
Loss on securities impairment	$-	$-	$(97)	$-	$(829)
Noninterest expense	$30,987	$31,161	$28,821	$26,827	$24,007
Earnings before income taxes	$13,723	$17,920	$11,756	$15,251	$11,321
Net income	$9,146	$12,059	$8,033	$10,025	$7,595
Net income available to common shareholders	$8,433	$10,087	$6,057	$8,692	$7,001

Per Common Share Data:
Net earnings	$1.34	$1.60	$0.98	$1.42	$1.14
Cash dividends paid	$0.64	$0.64	$0.58	$0.58	$0.58
Book value	$13.35	$15.06	$13.85	$12.58	$12.13
Dividend payout ratio	47.75%	40.00%	59.60%	40.94%	50.82%
Weighted average number of shares outstanding	6,291,332	6,292,855	6,205,652	6,115,608	6,115,608
Number of shares outstanding	6,291,332	6,291,332	6,294,227	6,115,608	6,115,608
Market data:
High	$19.60	$18.59	$17.51	$16.93	$22.73
Low	$12.00	$14.09	$12.05	$15.45	$10.91
Trading Volume	234,503	101,038	625,197	199,488	181,925
Stockholders of record	1,459	1,444	1,407	1,361	1,356

Asset Quality Ratios:
Nonperforming assets to total assets	1.27%	1.67%	2.13%	2.73%	1.68%
Nonperforming assets to total loans	2.60%	3.74%	5.04%	5.38%	2.65%
Loan loss reserve to nonperforming assets	56.72%	43.94%	30.73%	26.86%	50.68%
Net charge-offs to average loans	0.38%	0.45%	1.65%	0.89%	0.45%
Provision for loan loss to average loans	0.38%	0.70%	1.75%	0.95%	0.69%
Allowance for loan loss to total loans	1.47%	1.64%	1.55%	1.44%	1.34%

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

2013 Financial Overview

Financial highlights for 2013 and 2012:

●	Net income for the years ended December 31, 2013 and 2012 was $9.1 million and $12.1 million, respectively.

●
Net income available to common shareholders after preferred stock dividends was $8.4 million and $10.1 million for the twelve month periods ended December, 31 2013 and 2012, respectively. Dividends on preferred stock decreased $1.3 million to $0.7 million for 2013 when compared to $2.0 million for 2012. This decrease is the result of a lower dividend rate due to the increase in qualified small business loans as a part of the U.S. Treasury’s SBLF program.

●	Earnings per common share were $1.34 and $1.60 for the year ended December 31, 2013 and 2012, respectively.

●	Net interest income for 2013 was $39.8 million compared to $42.1 million for 2012.

●	Total assets at December 31, 2013 increased $29.1 million or 2.1% to $1.44 billion when compared to $1.41 billion at December 31, 2012.

●
Investment securities totaled $634.5 million at December 31, 2013, a decrease of $24.7 million when compared to $659.2 million at December 31, 2012. At December 31, 2013, available for sale securities, at fair value, totaled $484.2 million; a decrease of $116.1 million when compared to $600.3 million at December 31, 2012. At December 31, 2013, held to maturity securities, at amortized cost, totaled $150.3 million; an increase of $91.4 million when compared to $58.9 million at December 31, 2012. Mortgage-backed securities, backed by U.S. Government agencies, made up $63.4 million of the $150.3 million of the HTM securities at December 31, 2013.

●
Average weighted life of investment securities at December 31, 2013 was 5.7 years a decline of 1.3 years when compared to the average life of 7.0 years at December 31, 2012.  The Company has continued to reduce the average life of the securities portfolio as a part of its overall interest rate risk management process.

●
The net loan portfolio at December 31, 2013 totaled $692.8 million, a net increase of $73.7 million from $619.2 million at December 31, 2012. Net loans are reduced by the allowance for loan losses which totaled $10.4 million at December 31, 2013 and $10.3 million at December 31, 2012. Total loans net of unearned income were $703.2 million at December 31, 2013 compared to $629.5 million at December 31, 2012.

●	Total impaired loans decreased $18.7 million to $29.9 million at December 31, 2013 compared to $48.6 million at December 31, 2012.

●	Nonaccrual loans decreased $6.2 million to $14.5 million at December 31, 2013 compared to $20.7 million at December 31, 2012.

●	Retained earnings increased $4.4 million to $47.5 million at December 31, 2013 when compared to $43.1 million at December 31, 2012.

●	Return on average assets for the year end December 31, 2013 and December 31, 2012 was 0.65% and 0.89%, respectively.

●	Return on average common equity adjusted for preferred stock dividends was 9.31% and 10.90% for 2013 and 2012, respectively.

●
Book value per common share was $13.35 as of December 31, 2013 compared to $15.06 as of December 31, 2012. The decrease in book value is principally due to a change in accumulated other comprehensive income from an unrealized gain on AFS securities of $6.0 million at December 31, 2012 to an unrealized loss on AFS securities of $9.1 million at December 31, 2013. This unrealized loss on AFS securities was partially offset by an increase in retained earnings of $4.4 million.

●	The Company's Board of Directors declared and the Company paid cash dividends of $0.64 per common share in 2013 and 2012.

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

Allowance for Loan Losses.

The Company’s most critical accounting policy relates to its allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when Management believes that the collectability of the principal is unlikely. The allowance, which is based on the evaluation of the collectability of loans and prior loan loss experience, reflects the risks inherent in the existing loan portfolio and that exist at the reporting date. The evaluations take into consideration a number of subjective factors including changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions that may affect a borrower’s ability to pay, adequacy of loan collateral and other relevant factors. Changes in such estimates may have a significant impact on the financial statements. For further discussion of the allowance for loan losses, see the “Allowance for Loan Losses” section of this analysis as well as Note 1 and Note 7 to the Consolidated Financial Statements.

Valuation of Goodwill, Intangible Assets and Other Purchase Accounting Adjustments.

Intangible assets are comprised of goodwill, core deposit intangibles and mortgage servicing rights. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. The Company’s goodwill is tested for impairment on an annual basis, or more often if events or circumstances indicate impairment may exist. Adverse changes in the economic environment, declining operations, or other factors could result in a decline in the implied fair value of goodwill. If the implied fair value is less than the carrying amount, a loss would be recognized in other non-interest expense to reduce the carrying amount to implied fair value of goodwill. The Company’s goodwill impairment test includes two steps that are preceded by a, “step zero”, qualitative test. The qualitative test allows Management to assess whether qualitative factors indicate that it is more likely than not that impairment exists. If it is not more likely than not that impairment exists, then the two step quantitative test would not be necessary. These qualitative indicators include factors such as earnings, share price, market conditions, etc. If the qualitative factors indicate that it is more likely than not that impairment exists, then the two step quantitative test would be necessary. Step one is used to identify potential impairment and compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Step two of the goodwill impairment test compares the implied estimated fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill for that reporting unit exceeds the implied fair value of that unit’s goodwill, an impairment loss is recognized in an amount equal to the excess.

Identifiable intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or legal rights or because the assets are capable of being sold or exchanged either on their own or in combination with related contract, asset or liability. The Company’s intangible assets primarily relate to core deposits. Management periodically evaluates whether events or circumstances have occurred that would result in impairment of value.

Financial Condition

Assets.

Total assets at December 31, 2013 were $1.44 billion, an increase of $29.1 million, or 2.1%, from $1.41 billion at December 31, 2012. The increase in total assets is from increased deposits and retained earnings that were invested into loans.

Investment Securities.

At December 31, 2013 our securities portfolio consisted principally of U.S. Treasury, U.S. government agency, corporate debt, and municipal securities.

U.S. Government Agencies, also known as Government Sponsored Enterprises ("GSEs"), are privately owned but federally chartered companies. While they enjoy certain competitive advantages as a result of their government charters, their debt obligations are unsecured and are not direct obligations of the U.S. Government. However, debt securities issued by GSEs are considered to be of high credit quality and the senior debt of GSEs is AA+/Aaa rated. GSEs raise funds through a variety of debt issuance programs, including:

●	Federal Home Loan Mortgage Corporation ("FHLMC")
●	Federal National Mortgage Association ("FNMA")
●	Federal Home Loan Bank ("FHLB")
●	Federal Farm Credit Bank System ("FFCB")

With the variety of GSE-issued debt securities and programs available, investors may benefit from a unique combination of high credit quality, liquidity, pricing transparency and cash flows that can be customized to closely match their objectives. GSE securities in our portfolio are used to collateralize public fund deposits (“public funds”). Public funds continue to be a significant part of  our deposit base and will need to be collateralized by securities in the investment portfolio. Refer to the deposit section of this discussion for more information on public funds.

At December 31, 2013 and 2012 the carrying value of pledged securities totaled $503.1 million and $476.5 million, respectively

Corporate bonds are fully taxable debt obligations issued by corporations. These bonds fund capital improvements, expansions, debt refinancing or acquisitions that require more capital than would ordinarily be available from a single lender. Corporate bond rates are set according to prevailing interest rates at the time of the issue, the credit rating of the issuer, the length of the maturity and the other terms of the bond, such as a call feature. Corporate bonds have historically been one of the highest yielding of all taxable debt securities. Interest may be paid monthly, quarterly or semi-annually. There are five main sectors of corporate bonds: industrials, banks/finance, public utilities, transportation, and Yankee and Canadian bonds. The secondary market for corporate bonds is fairly liquid. Therefore, an investor who wishes to sell a corporate bond will often be able to find a buyer for the security at market prices. However, the market price of a bond may be significantly higher or lower than its face value due to fluctuations in interest rates and other price determining factors. Other factors include credit risk, market risk, event risk, call risk, make-whole call risk and inflation risk.

Mortgage-backed securities (MBS) represent an investment in mortgage loans. An MBS investor owns an interest in a pool of mortgages, which serves as the underlying assets and source of cash flow for the security. The loans backing the MBS are issued by a nation-wide network of lenders consisting of mortgage bankers, savings and loan associations, commercial banks and other lending institutions. MBS are issued by Government National Mortgage Association (GNMA or Ginnie Mae), Federal Home Loan Mortgage Corporation (FHLMC or Freddie MAC), and Federal National Mortgage Association (FNMA or Fannie Mae). Mortgage-backed securities typically carry some of the highest yields of any government or agency security. The secondary market is generally liquid with active trading by dealers and investors. The risks associated with MBS including interest rate risk, prepayment risk and extension risk.

A municipal bond is a bond issued by a city or other local government, or their agencies. Potential issuers of municipal bonds include cities, counties, redevelopment agencies, hospitals, special-purpose districts, school districts, public utility districts, publicly owned airports and seaports, and any other governmental entity (or group of governments) below the state level. Municipal bonds may be general obligations of the issuer or secured by specified revenues. Interest income received by holders of municipal bonds is often exempt from the federal income tax and from the income tax of the state in which they are issued, although municipal bonds issued for certain purposes may not be tax exempt.

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
We believe our securities portfolio provides a stable source of income and provides a balance to credit risks relative to other categories of earning assets. Average securities as a percentage of average interest-earning assets were 46.1% and 50.1% at December 31, 2013 and 2012, respectively.

Investment Securities continued.

Securities classified as available for sale are measured at fair market value. For these securities, we obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, market yield curves, prepayment speeds, credit information and the instrument’s contractual terms and conditions, among other things. Securities classified as held to maturity are measured at amortized cost. We have both the intent and ability to hold to maturity the HTM securities. The investment portfolio has been modeled for liquidity risks which gives us the ability under multiple interest rate scenarios to hold the portfolio to maturity.

A summary comparison of securities by type at December 31, 2013 and December 31, 2012 is shown below.

	December 31, 2013				December 31, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S Treasuries	$36,000	$-	$-	$36,000	$20,000	$-	$-	$20,000
U.S. Government Agencies	302,816	-	(16,117)	286,699	392,616	751	(278)	393,089
Corporate debt securities	142,580	3,729	(1,828)	144,481	159,488	8,024	(401)	167,111
Mutual funds or other equity securities	564	-	(8)	556	564	23	-	587
Municipal bonds	16,091	384	-	16,475	18,481	1,032	-	19,513
Total available-for-sale securities	498,051	4,113	(17,953)	484,211	591,149	9,830	(679)	600,300

Held to maturity:
U.S. Government Agencies	86,927	-	(5,971)	80,956	58,943	175	(179)	58,939
Mortgage-backed securities	63,366	-	(2,680)	60,686	-	-	-	-
Total held to maturity securities	$150,293	$-	$(8,651)	$141,642	$58,943	$175	$(179)	$58,939

Investment Securities continued.

The table below depicts changes in contractual maturity of the securities portfolio from 2012 to 2013. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. Actual maturities may be shorter than contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are not due at a single maturity because of amortization and potential prepayment of the underlying mortgages. For this reason they are presented separately in the maturity table below.

	December 31, 2013		December 31, 2012
(in thousands except for %)	Balance	% of Portfolio	Balance	% of Portfolio	$ Change	% of Portfolio Change
Available For Sale, at fair value:
Due in one year or less	$45,738	7.2%	$38,625	5.9%	$7,113	18.4%
Due after one year through five years	189,238	29.8%	146,884	22.3%	42,354	28.8%
Due after five years through 10 years	211,724	33.4%	306,694	46.5%	(94,970)	-31.0%
Over 10 years	37,511	5.9%	108,097	16.4%	(70,586)	-65.3%
Total available for sale securities	484,211	76.3%	600,300	91.1%	(116,089)

Held to Maturity, at amortized cost:
Due after five years through 10 years	86,927	13.7%	58,943	8.9%	27,984	47.5%
Mortgage-backed securities	63,366	10.0%	-	-%	63,366
Total held to maturity securities	150,293	23.7%	58,943	8.9%	91,350

Total securities	$634,504	100.0%	$659,243	100.0%	$(24,739)

The table below is a summary of the yields for each category of securities within the portfolio.

	December 31, 2013			December 31, 2012
(in thousands except for %)	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Available for sale:
U.S Treasuries	$36,000	$36,000	0.0%	$20,000	$20,000	0.0%
U.S. Government Agencies	302,816	286,699	1.5%	392,616	393,089	1.7%
Corporate debt securities	142,580	144,481	3.7%	159,488	167,111	4.0%
Mutual funds or other equity securities	564	556	0.0%	564	587	0.0%
Municipal bonds	16,091	16,475	3.0%	18,481	19,513	3.1%
Total available for sale securities	498,051	484,211	2.1%	591,149	600,300	2.6%

Held to maturity:
U.S. Government Agencies	86,927	80,956	1.7%	58,943	58,939	1.8%
Mortgage-backed secuties	63,366	60,686	2.3%	-	-	-%
Total held to maturity securities	$150,293	$141,642	2.0%	$58,943	$58,939	1.8%

Investment Securities continued.

The table below depicts the weighted average yield for each category in the securities portfolio by contractual maturity time buckets. Mortgage-backed securities are not due at a single maturity because of amortization and potential prepayment of the underlying mortgages. For this reason they are presented separately in the maturity table below.

	December 31, 2013
	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Mortgage-Backed Securities
(in thousands except for %)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Available for sale:
U.S Treasuries	$36,000	0.0%	$-	-%	$-	-%	$-	-%
U.S. Government Agencies	-	-%	127,521	1.0%	144,914	1.8%	30,381	2.6%
Corporate debt securities	8,725	3.6%	58,466	3.3%	70,390	3.9%	4,998	4.5%
Mutual funds or other equity securities	-	-%	-	-%	-	-%	564	0.0%
Municipal bonds	885	0.8%	4,252	1.7%	6,052	2.9%	4,903	4.5%
Total available for sale securities	45,610	0.7%	190,239	1.7%	221,356	2.5%	40,846	3.0%

Held to maturity:
U.S. Government Agencies	-	-%	-	-%	86,927	1.7%	-	-%
Mortgage-backed secuties									63,366	2.3%
Total held to maturity securities	$-	-%	$-	-%	$86,927	1.7%	$-	-%	$63,366	2.3%

	December 31, 2012
	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years
(in thousands except for %)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Available for sale:
U.S Treasuries	$20,000	0.0%	$-	-%	$-	-%	$-	-%
U.S. Government Agencies	5,182	0.0%	76,987	0.2%	217,683	0.8%	92,764	0.7%
Corporate debt securities	11,891	0.4%	62,523	1.3%	76,714	2.0%	8,360	0.3%
Mutual funds or other equity securities	-	-%	-	-%	-	-%	564	0.0%
Municipal bonds	1,378	0.2%	4,732	0.5%	7,002	1.0%	5,369	1.3%
Total available for sale securities	38,451	0.1%	144,242	0.6%	301,399	1.1%	107,057	0.7%

Held to maturity:
U.S. Government Agencies	-	-%	-	-%	58,943	1.8%	-	-%
Total held to maturity securities	$-	-%	$-	-%	$58,943	1.8%	$-	-%

The changes in the securities portfolio, including the purchase of $63.4 million of amortizing mortgage-backed securities during 2013, highlight our current and prospective strategy to grow loans, increase cash flow, and manage risks associated with interest rates.

The gross unrealized loss in the portfolio is due to the increase in long-term market interest rates during 2013. We believe that we will collect all amounts contractually due and have the ability to hold these securities until the fair value is at least equal to the carrying value, which may be at maturity. The weighted average contractual maturity of the securities portfolio at December 31, 2013 was 5.7 years. See Note 5 to the Consolidated Financial Statements for additional information on securities and Note 22 for additional information on fair value.

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

We generally require all 1-4 family residential loans to be underwritten based on the Fannie Mae guidelines. These guidelines include the evaluation of risk and eligibility, verification and approval of conditions, credit and liabilities, employment and income, assets, property and appraisal information. It is required that all borrowers have proper hazard, flood and title insurance prior to a loan closing. Appraisals and approvals are valid for 90 days and adhere to regulatory requirements.

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

The Company has specific guidelines for the underwriting of commercial and industrial loans that is specific for the collateral type and the business type. Commercial and industrial loans are secured by non-real estate collateral such as equipment, inventory, accounts receivable, or may be unsecured. Each of these collateral types has maximum loan to value ratios. Commercial and industrial loans have debt service coverage ratio requirements of 1.25x to 1.0x or higher.

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

When a loan is determined to be impaired, we measure for impairment based on a well-documented calculation of the present value of expected cash flows discounted at the loan’s original contractual interest rate, an observable market price for the loan, or a determination of the net realizable collateral value based on an external third party valuation or an internal valuation using third party data such as a recent valuation on similar collateral. The external valuations are obtained through the bank’s appraisal department. Once impairment has been determined, the appropriate provision or charge off is recorded in the respective reporting period.

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

Loans continued.
The following table sets forth the composition of our loan portfolio, excluding loans held for sale, by type of loan at the dates indicated.

	December 31,
	2013		2012		2011		2010		2009
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category	Balance	As % of Category	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$47,550	6.7%	$44,856	7.1%	$78,614	13.7%	$65,570	11.4%	$78,686	13.3%
Farmland	9,826	1.4%	11,182	1.8%	11,577	2.0%	13,337	2.3%	11,352	1.9%
1- 4 Family	103,764	14.7%	87,473	13.8%	89,202	15.6%	73,158	12.7%	77,470	13.1%
Multifamily	13,771	2.0%	14,855	2.4%	16,914	2.9%	14,544	2.5%	8,927	1.5%
Non-farm non-residential	336,071	47.7%	312,716	49.6%	268,618	46.8%	292,809	50.8%	300,673	51.0%
Total Real Estate	510,982	72.5%	471,082	74.7%	464,925	81.0%	459,418	79.7%	477,108	80.8%
Non-real Estate:
Agricultural	21,749	3.1%	18,476	2.9%	17,338	3.0%	17,361	3.0%	14,017	2.4%
Commercial and industrial	151,087	21.4%	117,425	18.6%	68,025	11.9%	76,590	13.3%	82,348	13.9%
Consumer and other	20,917	3.0%	23,758	3.8%	23,455	4.1%	22,970	4.0%	17,226	2.9%
Total Non-real Estate	193,753	27.5%	159,659	25.3%	108,818	19.0%	116,921	20.3%	113,591	19.2%
Total loans before unearned income	704,735	100.0%	630,741	100.0%	573,743	100.0%	576,339	100.0%	590,699	100.0%
Less: Unearned income	(1,569)		(1,241)		(643)		(699)		(797)
Total loans net of unearned income	$703,166		$629,500		$573,100		$575,640		$589,902

The origination of loans is a primary use of our financial resources and represented 49.0% and 44.9% of average earning assets for 2013 and 2012. The increase in loans of $73.7 million from December 31, 2012 primarily includes increases in 1-4 family, non-farm non-residential real estate, and commercial and industrial credits of $16.3 million, $23.4 million and $33.7 million, respectively.   The growth of 1-4 family loans can be attributed to the continued recovery in the housing market as well as mortgage rates that are attractive to prospective homeowners for originations as well as existing home owners for refinancing. The growth of non-farm non-residential and commercial and industrial loans can be attributed to the bank wide effort to meet our qualified small business lending goals as part of the SBLF program. The growth in the loans helped the Company qualify for the contractual minimum 1.00% dividend rate on the Preferred Series C shares issued to the U.S. Treasury in connection with the SBLF program.

Loans continued.

The following table summarizes the contractual maturity of our loan portfolio including nonaccruals at December 31, 2013. Loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization. With prepayments and principal amortization considered the life of our loan portfolio may be significantly shorter.

	December 31, 2013
(in thousands)	One Year or Less	One Through Five Years	After Five Years	Total
Real Estate:
Construction & land development	$20,697	$24,718	$2,135	$47,550
Farmland	2,533	4,335	2,958	9,826
1 - 4 family	12,931	43,526	47,307	103,764
Multifamily	2,632	9,908	1,231	13,771
Non-farm non-residential	40,205	248,011	47,855	336,071
Total Real Estate	78,998	330,498	101,486	510,982
Non-real Estate:
Agricultural	7,903	3,688	10,158	21,749
Commercial and industrial	47,795	90,985	12,307	151,087
Consumer and other	6,627	7,383	6,907	20,917
Total Non-Real Estate	62,325	102,056	29,372	193,753
Total loans before unearned income	$141,323	$432,554	$130,858	704,735
Less: unearned income				(1,569)
Total loans net of unearned income				$703,166

	December 31, 2012
(in thousands)	One Year or Less	One Through Five Years	After Five Years	Total
Real Estate:
Construction & land development	$27,758	$16,472	$627	$44,857
Farmland	2,503	6,409	2,269	11,181
1 - 4 family	20,967	35,966	30,541	87,474
Multifamily	9,584	4,015	1,256	14,855
Non-farm non-residential	103,112	173,051	36,554	312,717
Total Real Estate	163,924	235,913	71,247	471,084
Non-real Estate:
Agricultural	6,977	3,747	7,751	18,475
Commercial and industrial	25,081	79,589	12,754	117,424
Consumer and other	16,537	7,031	190	23,758
Total Non-Real Estate	48,595	90,367	20,695	159,657
Total loans before unearned income	$212,519	$326,280	$91,942	630,741
Less: unearned income				(1,241)
Total loans net of unearned income				$629,500

The following table summarizes fixed and floating rate loans by contractual maturity, excluding nonaccrual loans, as of December 31, 2013 and December 31, 2012 unadjusted for scheduled principal amortization, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	December 31, 2013			December 31, 2012
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$60,642	$70,602	$131,244	$89,117	$107,176	$196,293
One to five years	220,490	209,587	430,077	147,896	175,743	323,639
Five to 15 years	71,655	26,076	97,731	33,770	42,595	76,365
Over 15 years	8,503	22,695	31,198	7,829	5,927	13,756
Subtotal	$361,290	$328,960	690,250	$278,612	$331,441	610,053
Nonaccrual loans			14,485			20,688
Total loans before unearned income			704,735			630,741
Less: Unearned income			(1,569)			(1,241)
Total loans net of unearned income			$703,166			$629,500

As of December 31, 2013 $209.5 million of floating rate loans were at their interest rate floor. At December 31, 2012 $231.7 million of floating rate loans were at the floor rate. Nonaccrual loans have been excluded from these totals.

Nonperforming Assets.

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	December 31,
(in thousands)	2013	2012	2011	2010	2009
Nonaccrual loans:
Real Estate:
Construction and land development	$73	$854	$1,520	$3,383	$2,841
Farmland	130	312	562	-	54
1 - 4 family residential	4,248	4,603	5,647	1,480	2,814
Multifamily	-	-	-	1,357	-
Non-farm non-residential	7,539	11,571	12,400	21,944	7,439
Total Real Estate	11,990	17,340	20,129	28,164	13,148
Non-Real Estate:
Agricultural	526	512	315	446	-
Commercial and industrial	1,946	2,831	1,986	76	830
Consumer and other	23	5	20	32	205
Total Non-Real Estate	2,495	3,348	2,321	554	1,035
Total nonaccrual loans	14,485	20,688	22,450	28,718	14,183

Loans 90 days and greater delinquent & accruing:
Real Estate:
Construction and land development	-	-	-	-	-
Farmland	-	-	-	-	-
1 - 4 family residential	414	455	309	1,663	757
Multifamily	-	-	-	-	-
Non-farm non-residential	-	-	419	-	-
Total Real Estate	414	455	728	1,663	757
Non-Real Estate:
Agricultural	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Consumer and other	-	-	8	10	28
Total Non-Real Estate	-	-	8	10	28
Total loans 90 days and greater delinquent & accruing	414	455	736	1,673	785

Total nonperforming loans	$14,899	$21,143	$23,186	$30,391	$14,968

Real Estate Owned:
Construction and land development	754	1,083	1,161	231	-
1 - 4 family residential	1,803	1,186	1,342	232	292
Non-farm non-residential	800	125	3,206	114	366
Total Real Estate Owned	3,357	2,394	5,709	577	658

Total nonperforming assets	$18,256	$23,537	$28,895	$30,968	$15,626

Nonperforming assets to total loans	2.60%	3.74%	5.04%	5.38%	2.65%
Nonperforming assets to total assets	1.27%	1.67%	2.13%	2.73%	1.68%

Nonperforming Assets continued.

Nonperforming assets were $18.3 million, or 1.3% of total assets at December 31, 2013, compared to $23.5 million, or 1.7% of total assets at December 31, 2012. This represents a decrease in nonperforming assets of $5.3 million. Nonperforming assets consist of loans 90 days or greater delinquent and still accruing, nonaccrual loans, and other real estate. The most notable changes to nonperforming assets include a loan relationship of $2.8 million returning to accrual status, the sale of four other real estate properties totaling $0.7 million, and charge-offs totaling $3.0 million. Of the $3.0 million in charged off loans, approximately $1.2 million was related to loans secured by non-farm non-residential properties.  Three loans in this category comprised $1.0 million of the $1.2 million total in charge offs.  The other major category for charge-offs were commercial and industrial loans principally secured by accounts receivable, inventory, or equipment.  These charge-offs totaled $1.1 million and were concentrated in three relationships that totaled $0.8 million of the charge-offs.   The most significant additions to nonperforming assets were the addition of five non-accrual loans totaling $1.2 million.  Four of these loans were secured by residential properties and one was a non-farm non-residential property. Management has not identified additional information on any loans not already included in impaired loans or the nonperforming assets that indicates possible credit problems that could cause doubt as to the ability of borrowers to comply with the loan repayment terms in the future.

Other real estate owned was $3.4 million at 12/31/2013 an increase of $1.0 million from 12/31/2012.  The increase was concentrated in one non-farm non-residential property which totaled $0.7 million.  Included in the total for other real estate owned was one large residential property which totaled $1.1 million at 12/31/2013. See Note 10 to the Consolidated Financial Statements for additional information on other real estate owned.

The following is a summary of loans restructured in a troubled debt restructuring ("TDR") at December 31, 2013 and 2012:

(in thousands)	December 31, 2013	December 31, 2012
TDR Loans:
In Compliance with Modified Terms	$3,006	$14,656
Past Due 30 through 89 days and still accruing	-	-
Past Due 90 days and greater and still accruing	-	-
Nonaccrual	230	221
Restructured Loans that subsequently defaulted	-	1,753
Total TDR Loans	$3,236	$16,630

The decrease of $13.4 million in TDRs from December 31, 2012 to December 31, 2013 was the result of $11.9 million of TDRs that were restructured to market terms and are performing, $1.1 million that subsequently defaulted after restructuring that moved to other real estate, and $0.4 million that subsequently defaulted after restructuring and was charged off. We did not restructure any loans in a troubled debt restructuring during 2013. Please see Note 7 to the Consolidated Financial Statements for more information on TDRs.

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

Provisions made pursuant to these processes totaled $2.5 million in 2013 as compared to $4.1 million for 2012. The provisions were taken to provide for current loan losses and to maintain the allowance proportionate to risks inherent in the loan portfolio. We continue to see improvement in the credit quality of our loan portfolio which is evident by the downward trend in nonperforming assets, charge-offs, provision for loan losses, and 30-89 day past due loans. As previously disclosed in the nonperforming section of this discussion, our nonperforming assets were $18.3 million at December 31, 2013 compared to $23.5 million at December 31, 2012; a decrease of $5.3 million. Charge-offs were $3.0 million for 2013 compared to $3.5 million for 2012, and $10.4 million for 2011. Loans past due 30-89 days decreased $2.7 million from $6.7 million at December 31, 2012 to $4.0 million at December 31, 2013. Another improving quality indicator is the decrease in special mention and substandard loans as classified by our internal risk rating process. Special mention loans decreased $6.8 million to $21.3 million at December 31, 2013 and substandard loans have decreased $18.9 million to $39.9 million at December 31, 2013. We anticipate that the improvement in credit quality will continue for 2014. For an explanation of the risk ratings, see the credit quality section of Note 1 to the Consolidated Financial Statements. For more information on loans and the allowance for loan losses, see Notes 6 and 7 to the Consolidated Financial Statements.

Allowance for Loan Losses continued.

The following table shows the allocation of the allowance for loan losses by loan type at the dates indicated.

	December 31, 2013
	Real Estate Loans:					Non-Real Estate Loans:
(in thousands except for %)	Construction and Land Development	Farmland	1-4 Family	Multi-family	Non-farm non-residential	Agricultural	Commercial and Industrial	Consumer and other	Unallocated	Total
Allowance for Loan Loss	$1,530	$17	$1,974	$376	$3,607	$46	$2,176	$208	$421	$10,355
% of Allowance to Total Allowance for Loan Losses	14.8%	0.2%	19.1%	3.6%	34.8%	0.4%	21.0%	2.0%	4.1%	100.0%
% of Loans in Each Category to Total Loans	6.7%	1.4%	14.7%	2.0%	47.7%	3.1%	21.4%	3.0%		100.0%

	December 31, 2012
	Real Estate Loans:					Non-Real Estate Loans:
(in thousands except for %)	Construction and Land Development	Farmland	1-4 Family	Multi-family	Non-farm non-residential	Agricultural	Commercial and Industrial	Consumer and other	Unallocated	Total
Allowance for Loan Loss	$1,098	$50	$2,239	$284	$3,666	$64	$2,488	$233	$220	$10,342
% of Allowance to Total Allowance for Loan Losses	10.6%	0.5%	21.7%	2.7%	35.4%	0.6%	24.1%	2.3%	2.1%	100.0%
% of Loans in Each Category to Total Loans	7.1%	1.8%	13.8%	2.4%	49.6%	2.9%	18.6%	3.8%		100.0%

	December 31, 2011
	Real Estate Loans:					Non-Real Estate Loans:
(in thousands except for %)	Construction and Land Development	Farmland	1-4 Family	Multi-family	Non-farm non-residential	Agricultural	Commercial and Industrial	Consumer and other	Unallocated	Total
Allowance for Loan Loss	$1,002	$65	$1,917	$780	$2,980	$125	$1,407	$314	$289	$8,879
% of Allowance to Total Allowance for Loan Losses	11.3%	0.7%	21.6%	8.8%	33.6%	1.4%	15.8%	3.5%	3.3%	100.0%
% of Loans in Each Category to Total Loans	13.7%	2.0%	15.6%	2.9%	46.8%	3.0%	11.9%	4.1%		100.0%

	December 31, 2010
	Real Estate Loans:					Non-Real Estate Loans:
(in thousands except for %)	Construction and Land Development	Farmland	1-4 Family	Multi-family	Non-farm non-residential	Agricultural	Commercial and Industrial	Consumer and other	Unallocated	Total
Allowance for Loan Loss	$977	$46	$1,891	$487	$3,423	$80	$510	$390	$513	$8,317
% of Allowance to Total Allowance for Loan Losses	11.7%	0.5%	22.7%	5.9%	41.2%	1.0%	6.1%	4.7%	6.2%	100.0%
% of Loans in Each Category to Total Loans	11.4%	2.3%	12.7%	2.5%	50.8%	3.0%	13.3%	4.0%		100.0%

	December 31, 2009
	Real Estate Loans:					Non-Real Estate Loans:
(in thousands except for %)	Construction and Land Development	Farmland	1-4 Family	Multi-family	Non-farm non-residential	Agricultural	Commercial and Industrial	Consumer and other	Unallocated	Total
Allowance for Loan Loss	$1,176	$56	$2,466	$128	$2,727	$82	$1,031	$246	$7	$7,919
% of Allowance to Total Allowance for Loan Losses	14.9%	0.7%	31.2%	1.6%	34.4%	1.0%	13.0%	3.1%	0.1%	100.0%
% of Loans in Each Category to Total Loans	13.3%	1.9%	13.1%	1.5%	51.0%	2.4%	13.9%	2.9%		100.0%

Allowance for Loan Losses continued.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
(in thousands)	2013	2012	2011	2010	2009
Balance at beginning of period	$10,342	$8,879	$8,317	$7,919	$6,482

Charge-offs:
Real Estate loans:
Construction and land development	(233)	(65)	(1,093)	(5)	(448)
Farmland	(31)	-	(144)	-	-)
1 - 4 family residential	(220)	(1,409)	(1,613)	(1,534)	(564)
Multifamily	-	(187)	-	-	-
Non-farm non-residential	(1,148)	(459)	(5,193)	(235)	(586)
Total Real Estate	(1,632)	(2,120)	(8,043)	(1,774)	(1,598)
Non-Real Estate:
Agricultural	(41)	(49)	(23)	-	-
Commercial and industrial loans	(1,098)	(809)	(1,638)	(3,395)	(678)
Consumer and other	(262)	(473)	(653)	(444)	(603)
Total Non-Real Estate	(1,401)	(1,331)	(2,314)	(3,839)	(1,281)
Total charge-offs	(3,033)	(3,451)	(10,357)	(5,613)	(2,879)

Recoveries:
Real Estate loans:
Construction and land development	10	15	1	1	1
Farmland	140	1	-	-	1
1 - 4 family residential	49	35	118	11	15
Multifamily	-	-	-	-	-
Non-farm non-residential	8	116	13	30	-
Total Real Estate	207	167	132	42	17
Non-Real Estate:
Agricultural	5	1	2	-	-
Commercial and industrial loans	71	329	371	164	28
Consumer and other	243	283	227	151	116
Total Non-Real Estate	319	613	600	315	144
Total recoveries	526	780	732	357	161

Net charge-offs	(2,507)	(2,671)	(9,625)	(5,256)	(2,718)
Provision for loan losses	2,520	4,134	10,187	5,654	4,155

Balance at end of period	$10,355	$10,342	$8,879	$8,317	$7,919

Ratios:
Net loan charge-offs to average loans	0.38%	0.45%	1.65%	0.89%	0.45%
Net loan charge-offs to loans at end of period	0.36%	0.42%	1.68%	0.91%	0.46%
Allowance for loan losses to loans at end of period	1.47%	1.64%	1.55%	1.44%	1.34%
Net loan charge-offs to allowance for loan losses	24.21%	25.83%	108.40%	63.2%	34.32%
Net loan charge-offs to provision charged to expense	99.48%	64.61%	94.48%	92.96%	65.42%

Deposits.

Total deposits increased $50.5 million or 4.0%, to $1.30 billion at December 31, 2013 from $1.25 billion at December 31, 2012. In 2013, noninterest-bearing demand deposits increased $12.1 million, interest-bearing demand deposits increased $42.5 million and savings deposits increased $2.4 million. Time deposits decreased $6.4 million, or 1.0% from December 31, 2012. The increase in deposits was principally due to an increase of $33.0 million in public fund deposits. Public fund deposits totaled $503.5 million or 38.6% of total deposits at December 31, 2013. At December 31, 2012, public fund deposits represented 37.6% of total deposits with a balance of $470.5 million. We believe public fund deposits are a low cost source of funds that are relatively stable. These deposits will continue to be a significant portion of our deposit base in the near term.

The following table reflects the average balances of and average rates paid on each category of deposits for the periods indicated.

	December 31, 2013			December 31, 2012			December 31, 2011
(in thousands except for %)	Average Balance	As % of Total	Average Rate	Average Balance	As % of Total	Average Rate	Average Balance	As % of Total	Average Rate
Noninterest-bearing Demand	$196,589	15.8%	0.0%	$175,979	14.6%	0.0%	$149,523	13.6%	0.0%
Interest-bearing Demand	334,573	26.8%	0.4%	302,207	25.1%	0.5%	221,053	20.0%	0.4%
Savings	64,639	5.2%	0.1%	59,899	5.0%	0.1%	53,043	4.8%	0.1%
Time	650,540	52.2%	1.5%	664,529	55.3%	1.7%	679,736	61.6%	2.1%
Total Deposits	$1,246,341	100.0%		$1,202,614	100.0%		$1,103,355	100.0%

The aggregate amount of time deposits having a remaining term of more than one year for the next five years are as follows:

(in thousands)	December 31, 2013
2014	$405,031
2015	135,032
2016	51,982
2017	23,009
2018 and thereafter	26,959
Total	$642,013

The table above includes, for December 31, 2013, brokered deposits totaling $21.2 million. The aggregate amount of jumbo time deposits, each with a minimum denomination of $100,000, was approximately $433.1 million and $425.0 million at December 31, 2013 and 2012, respectively.

The following table sets forth the distribution of our time deposit accounts.

(in thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Time deposits of less than $100,000	$208,923	$223,483	$229,505
Time deposits of $100,000 through $250,000	162,793	166,858	166,962
Time deposits of more than $250,000	270,297	258,107	296,050
Total Time Deposits	$642,013	$648,448	$692,517

The maturity of time deposits greater than $100,000 and weighted average rates of each maturity bucket for the periods indicated is as follows:

	December 31, 2013		December 31, 2012		December 31, 2011
(in thousands except for %)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Due in one year or less	$287,282	0.7%	$281,197	2.4%	$339,192	1.5%
Due after one year through three years	120,206	1.0%	126,495	1.7%	100,318	2.3%
Due after three years	25,602	1.1%	17,273	2.2%	23,502	3.0%
Total	$433,090	1.2%	$424,965	1.5%	$463,012	1.8%

Public fund deposits as a percent of total deposits at the periods indicated are as follows:
	December 31,
(in thousands except for %)	2013	2012	2011	2010	2009
Total Public Funds	$503,495	$470,498	$431,905	$356,153	$268,474
Total Deposits	$1,303,099	$1,252,612	$1,207,302	$1,007,383	$799,746
Total Public Funds as a percent of Total Deposits	38.6%	37.6%	35.8%	35.4%	33.6%

Borrowings.

Short-term borrowings decreased $9.0 million to $5.8 million at December 31, 2013 from $14.7 million at December 31, 2012. Short-term borrowings are used to manage liquidity on a daily or otherwise short-term basis. The short-term borrowings at December 31, 2013 were comprised of repurchase agreements totaling $4.0 million and a line of credit with a balance of $1.8 million. Overnight repurchase agreement balances are monitored daily for sufficient collateralization. Long-term borrowings consisted of one loan which decreased to $0.5 million at December 31, 2013 from $1.1 million at December 31, 2012. This long-term debt was used for acquisition purposes in 2011. The decrease was the result of normal principal payments. See Note 12 of the Consolidated Financial Statements for additional information.

Balances and interest rates on our short-term borrowings at the dates and for the periods indicated are as follows:

	December 31,
(in thousands except for %)	2013	2012	2011
Outstanding at year end	$5,788	$14,746	$12,223
Maximum month-end outstanding	$57,302	$31,850	$22,493
Average daily outstanding	$21,387	$14,560	$11,030
Weighted average rate during the year	0.98%	0.25%	0.18%
Average rate at year end	1.51%	0.75%	0.21%

Stockholders’ Equity and Return on Equity and Assets.

Total stockholders’ equity decreased $10.8 million or 8.0% to $123.4 million at December 31, 2013 from $134.2 million at December 31, 2012. The decrease in stockholders’ equity is attributable to the market valuation change of the AFS securities portfolio from an unrealized gain to an unrealized loss position. This unrealized loss was $9.1 million at December 31, 2013 compared to and unrealized gain of $6.0 million at December 31, 2012.Unrealized gains and losses are reported in accumulated other comprehensive income on the Consolidated Balance Sheets. The decrease in accumulated other comprehensive income was partially offset by an increase in retained earnings of $4.4 million. The increase in retained earnings is from 2013 earnings of $9.1 million which was partially offset by dividends paid to common shareholders of $4.0 million and dividends on preferred shares of $0.7 million.

Information regarding performance and equity ratios is as follows:

	December 31,
	2013	2012	2011
Return on average assets	0.65%	0.89%	0.65%
Return on average common equity	10.09%	13.03%	9.77%
Return on average common equity adjusted for preferred stock dividends	9.31%	10.90%	7.37%
Dividend payout ratio	47.75%	40.00%	59.60%

Results of Operations for the Years Ended December 31, 2013 and 2012

Net Income.

Net income for the year ended December 31, 2013 was $9.1 million, a decrease of $2.9 million or 24.2% from $12.1 million for the year ended December 31, 2012. In 2012 we began shortening the duration of our securities portfolio in order to mitigate risks associated with changes in market interest rates; shorter duration securities typically provide lower yields. As a result, interest income on the securities portfolio decreased $5.5 million for the year ended December 31, 2013 when compared to the same period in 2012. In addition, gains of $1.6 million taken on securities during 2013 are a decrease of $3.3 million when compared to $4.9 million of securities gains in 2012. The impact of these factors was mitigated by a combination of increased income on loans of $1.2 million as a result of loan growth as well as a reduction of funding costs totaling $2.0 million when compared to 2012. In addition, the credit quality of the loan portfolio continued to improve and as a result the provision for loan losses was $2.5 million for 2013 compared to $4.1 for 2012; a decrease of $1.6 million.

Although net income for 2013 was down $2.9 million from 2012, income available to common shareholders for the period ending December 31, 2013 was $8.4 million; a decrease of $1.7 million from 2012. This is the result of loan growth that reduced the dividends paid on preferred shares to $0.7 million in 2013 compared to $2.0 million in 2012

Net Interest Income.

Net interest income is the largest component of our earnings. It is calculated by subtracting the cost of interest-bearing liabilities from the income earned on interest-earning assets and represents the earnings from our primary business of using deposits to make loans and buy investment securities. Our long-term objective is to manage this income to provide the optimum return that balances interest rate, credit and liquidity risks. A financial institution’s asset and liability structure is substantially different from that of an industrial company, in that virtually all assets and liabilities are monetary in nature. Accordingly, changes in interest rates may have a significant impact on a financial institution’s performance. The impact of interest rate changes depends on the sensitivity to change of our interest-earning assets and interest-bearing liabilities.

Net interest income in 2013 was $39.8 million, a decrease of $2.3 million or 5.5%, when compared to $42.1 million in 2012. Interest on loans increased $1.2 million, or 3.2% to $37.3 million for 2013 from $36.1 million for 2012.

Interest on securities decreased $5.5 million to $13.4 million for 2013 compared to $18.9 million for 2012.

Interest expense decreased $2.0 million for the year ended December 31, 2013 to $11.1 million compared to $13.1 million for 2012.

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

The average balance sheet, average yields and costs, and certain other information for the periods indicated are in the following table. No tax-equivalent yield adjustments were made. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	December 31, 2013			December 31, 2012			December 31, 2011
(in thousands except for %)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-earning deposits with banks(1)	$63,417	$157	0.2%	$46,188	$92	0.2%	$29,733	$50	0.2%
Securities (including FHLB stock)	629,209	13,439	2.1%	659,440	18,949	2.9%	555,808	19,691	3.5%
Federal funds sold	1,738	1	0.1%	19,397	10	0.1%	23,172	19	0.1%
Loans held for sale	119	-	-%	209	8	3.8%	199	10	5.0%
Loans, net of unearned income	667,814	37,289	5.6%	589,735	36,136	6.1%	582,488	34,839	6.0%
Total interest-earning assets	1,362,297	50,886	3.7%	1,314,969	55,195	4.2%	1,191,400	54,609	4.6%

Noninterest-earning assets:
Cash and due from banks	9,219			10,275			9,418
Premises and equipment, net	19,681			19,787			17,893
Other assets	9,593			12,482			11,876
Total Assets	1,400,790			1,357,513			1,230,587

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Demand deposits	334,573	1,262	0.4%	302,207	1,383	0.5%	221,053	920	0.4%
Savings deposits	64,639	41	0.1%	59,899	55	0.1%	53,043	50	0.1%
Time deposits	650,540	9,682	1.5%	664,529	11,560	1.7%	679,736	13,962	2.1%
Borrowings	19,286	149	0.8%	16,508	122	0.7%	12,742	186	1.5%
Total interest-bearing liabilities	1,069,038	11,134	1.0%	1,043,143	13,120	1.3%	966,574	15,118	1.6%

Noninterest-bearing liabilities:
Demand deposits	196,589			302,207			149,523
Other	5,110			6,400			6,169
Total Liabilities	1,270,737			1,225,522			1,122,266

Stockholders' equity	130,053			131,991			108,321
Total Liabilities and Stockholders'	$1,400,790			$1,357,513			$1,230,587
Net interest income		$39,752			$42,075			$39,491

Net interest rate spread(2)			2.7%			2.9%			3.0%
Net interest-earning assets(3)	$293,259			$398,054			$224,826
Net interest margin(4)			2.9%			3.2%			3.3%

Average interest-earning assets to interest-bearing liabilities			127.4%			126.1%			123.3%

(1)	Includes Federal Reserve balances reported in cash and due from banks on the consolidated balance sheets.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended December 31,
	2013 Compared to 2012				2012 Compared to 2011
	Increase (Decrease) Due To				Increase (Decrease) Due To
(in thousands except for %)	Volume	Rate	Rate/Volume	Increase/Decrease	Volume	Rate	Rate/Volume	Increase/Decrease
Interest earned on:
Interest-earning deposits with banks	$34	$23	$8	$65	$28	$9	$5	$42
Securities (including FHLB stock)	(869)	(4,864)	223	(5,510)	3,671	(3,720)	(693)	(742)
Federal funds sold	(9)	1	(1)	(9)	(3)	(7)	1	(9)
Loans held for sale	(3)	(8)	3	(8)	1	(2)	(1)	(2)
Loans, net of unearned income	4,784	(3,206)	(425)	1,153	432	853	12	1,297
Total interest income	3,937	(8,054)	(192)	(4,309)	4,129	(2,867)	(676)	586

Interest paid on:
Demand deposits	148	(243)	(26)	(121)	338	92	33	463
Savings deposits	4	(17)	(1)	(14)	6	(1)	-	5
Time deposits	(243)	(1,670)	35	(1,878)	(313)	(2,137)	48	(2,402)
Borrowings	21	5	1	27	55	(92)	(27)	(64)
Total interest expense	(70)	(1,925)	9	(1,986)	86	(2,138)	54	(1,998)

Change in net interest income	$4,007	$(6,129)	$(201)	$(2,323)	$4,043	$(729)	$(730)	$2,584

Noninterest Income.
Noninterest income totaled $7.5 million in 2013 which is a decrease of $3.7 million compared to $11.1 million in 2012. This can largely be explained by a decrease in gains from the sale of investment securities of $3.3 million. Service charges, commissions and fees totaled $4.6 million for 2013 and $4.8 million for 2012. Other noninterest income decreased $0.3 million to $1.3 million in 2013 from $1.7 million in 2012.

Noninterest Expense.

Noninterest expense totaled $31.0 million in 2013 and $31.2 million in 2012. Salaries and benefits increased $0.7 million to $14.4 million for 2013 compared to $13.7 million in 2012. This can be explained by the total number of full-time equivalent employees increasing during 2013 as well as an increase in salaries of existing employees for tenure, experience and performance.  Occupancy and equipment expense totaled $3.9 million and $3.7 million in 2013 and 2012, respectively. Other noninterest expense totaled $12.7 million in 2013, a decrease of $1.1 million or 8.1% when compared to $13.8 million in 2012.

Components of other noninterest expense for the periods indicated are as follows:

(in thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Other noninterest expense:
Legal and professional fees	$2,347	$1,990	$2,208
Data processing	1,269	1,225	1,230
Marketing and public relations	638	697	654
Taxes - sales, capital, and franchise	584	661	640
Operating supplies	487	581	574
Travel and lodging	563	523	492
Telephone	206	220	197
Amortization of core deposits	320	350	285
Donations	294	195	297
Net costs from other real estate and repossessions	941	2,083	1,317
Regulatory assessment	1,784	1,471	1,663
Other	3,237	3,784	3,262
Total other noninterest expense	$12,670	$13,780	$12,819

Net costs in real estate and repossessions decreased $1.1 million or 54.8% in 2013 to $0.9 million compared to $2.1 million for 2013. This decrease is mainly the result of a decrease in write-downs on other real estate of $1.0 million to $0.4 million for 2013 compared to write-downs of $1.4 million for 2012.

Income Taxes.

The provision for income taxes for the years ended December 31, 2013 and 2012 was $4.6 million and $5.9 million, respectively. The decrease in the provision for income taxes for 2013 is a result of lower income when compared to 2012. The Company's statutory tax rate was 35.0%, 35.0%, and 34.0% in 2013 and 2012, respectively. See Note 20 to the Consolidated Financial Statements for additional information.

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

Interest on securities decreased $0.7 million to $18.9 million for 2012 compared to $19.7 million for 2011. The average securities portfolio for 2012 was $659.4 million compared to $555.8 million for 2011. The decrease in interest on securities reflects the compression of securities yields during 2012.

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

Income Taxes.

The provision for income taxes for the years ended December 31, 2012 and 2011 was $5.9 million and $3.7 million, respectively. The increase in the provision for income taxes is a result of higher income and non-taxable gain on acquisition for 2011 when compared to 2012. The Company's statutory tax rate was 35.0% and 34.0% in 2012 and 2011, respectively. See Note 20 to the Consolidated Financial Statements for additional information.

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

The majority of our assets and liabilities are monetary in nature. Consequently, one of our most significant forms of market risk is interest rate risk. Our assets, consisting primarily of loans secured by real estate and fixed rate securities in our investment portfolio, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Our Board of Directors has established the Management Asset Liability Committee and the Board Investment Committee to oversee the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. The Management Asset Liability Committee is comprised of senior members of Management and meets as needed to review our asset liability policies and interest rate risk position. The Board Investment Committee is comprised of board members and meets monthly. Senior Management makes a monthly report to the Board Investment Committee.

The need for interest sensitivity gap management is most critical in times of rapid changes in overall interest rates. We generally seek to limit our exposure to interest rate fluctuations by maintaining a relatively balanced mix of rate sensitive assets and liabilities on a one-year time horizon and greater than one year time horizon. The mix is relatively difficult to manage.  Because of the significant impact on net interest margin from mismatches in repricing opportunities, the asset-liability mix is monitored periodically depending upon Management’s assessment of current business conditions and the interest rate outlook. Exposure to interest rate fluctuations is maintained within prudent levels by the use of varying investment strategies.  These strategies include, but are not limited to, frequent internal modelling of asset and liability values and behavior due to changes in interest rates.  Cash flow forecasts are closely monitored and the impact of both prepayments and extension risk is evaluated.  Periodic simulations for the impact to both economic value of equity and net interest income are also done.

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

The following interest sensitivity analysis is one measurement of interest rate risk. This analysis, which we prepare monthly, reflects the contractual maturity characteristics of assets and liabilities over various time periods. This analysis does not factor in prepayments or interest rate floors on loans which may significantly change the report. This table includes nonaccrual loans in their respective maturity periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at December 31, 2013 shown below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

	December 31, 2013
	Interest Sensitivity Within
(in thousands)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$362,591	$39,788	$402,379	$300,875	$703,254
Securities (including FHLB stock)	39,190	8,383	47,573	588,766	636,339
Federal Funds Sold	665	-	665	-	665
Other earning assets	52,156	-	52,156	-	52,156
Total earning assets	$454,602	$48,171	$502,773	$889,641	$1,392,414

Source of Funds:
Interest-bearing accounts:
Demand deposits	$391,350	$-	$391,350	$-	$391,350
Savings deposits	65,445	-	65,445	-	65,445
Time deposits	118,958	286,073	405,031	236,982	642,013
Short-term borrowings	5,788	-	5,788	-	5,788
Long-term borrowings	150	350	500	-	500
Noninterest-bearing, net	-	-	-	287,318	287,318
Total source of funds	$581,691	$286,423	$868,114	$524,300	$1,392,414

Period gap	$(127,089)	$(238,252)	$(365,341)	$365,341
Cumulative gap	$(127,089)	$(365,341)	$(365,341)	$-

Cumulative gap as a percent of earning assets	-9.1%	-26.2%	-26.2%

Net Interest Income at Risk.

Net interest income (NII) at risk measures the risk of a decline in earnings due to changes in interest rates. The table below presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in the yield curve at December 31, 2013. Shifts are measured in 100 basis point increments (+200 through -100 basis points,) from base case. Base case encompasses key assumptions for asset/liability mix, loan and deposit growth, pricing, prepayment speeds, deposit decay rates, securities portfolio cash flows and reinvestment strategy and the market value of certain assets under the various interest rate scenarios. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous shocks are performed against that yield curve.

December 31, 2013
Change in Interest Rates (basis points)	Estimated Increase (Decrease) in NII
-100	-4.6%
Stable	0.0%
+100	-1.8%
+200	-5.2%

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

Even if interest rates change in the designated amounts, there can be no assurance that our assets and liabilities would perform as anticipated. Additionally, a change in the U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the U.S. Treasury yield curve would cause significantly different changes to NII than indicated above. Strategic management of our balance sheet and earnings would be adjusted to accommodate these movements. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analysis presented above. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Also, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. We consider all of these factors in monitoring exposure to interest rate risk.
We pursued a strategy that began in 2012 and continued through 2013 to reduce long term interest rate risk.  The contractual maturity of the investment portfolio was shortened and mortgage backed securities were purchased to enhance cash flow.  The Company was able to grow its loan portfolio while reducing the size of the investment portfolio.  New loans originated generally were either floating rate or were fixed rate with maturities that did not exceed five years.  Securities as a percentage of average earning assets decreased from 50.1% in 2012 to 46.1% in 2013.  Deposit maturities were extended and generally priced lower.   We believe that the addition of more amortizing securities and loans will help to lower interest rate risk.

Liquidity and Capital Resources

Liquidity.

Liquidity refers to the ability or flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity provides sufficient funds to meet customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. Liquid assets include cash and due from banks, interest-earning demand deposits with banks, federal funds sold and available for sale investment securities. Including securities pledged to collateralize public fund deposits.

Available lines of credit totaled $210.6 million at December 31, 2013.

At December 31, 2013, letters of credit issued by the FHLB totaling $90.0 million were outstanding and carried as off-balance sheet items, all of which expire in 2014. The letters of credit are solely used for pledging for public fund deposits. The FHLB has a blanket lien on substantially all of the loans in the portfolio which is used to secure borrowing availability from the FHLB. We have obtained a subordination agreement from the FHLB on farmland, agricultural, and commercial and industrial loans. These loans are available to be pledged for additional reserve liquidity.

Capital Resources

The Company's capital position is reflected in stockholders’ equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

As of December 31, 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. See Note 15 to the Consolidated Financial Statements for the actual capital ratios and regulatory requirements.

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

The notional amounts of the financial instruments with off-balance sheet risk at December 31, 2013 and December 31, 2012 are as follows:

Contract Amount
(in thousands)	December 31, 2013	December 31, 2012
Commitments to Extend Credit	$30,516	$26,755
Unfunded Commitments under lines of credit	$115,311	$71,423
Commercial and Standby letters of credit	$7,695	$5,470

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the counterpart. Collateral requirements vary but may include accounts receivable, inventory, property, plant and equipment, residential real estate and commercial properties.

Standby and commercial letters of credit are conditional commitments to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The majority of these guarantees are short-term, one year or less; however, some guarantees extend for up to three years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral requirements are the same as on-balance sheet instruments and commitments to extend credit.  There were no losses incurred on any commitments in 2013, 2012 or 2011.

Contractual Obligations

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2013. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

Payments Due by Period:	December 31, 2013
(in thousands)	One Year or Less	One Through Three Years	Over Three Years	Total
Operating leases	$18	$37	$19	$74
Software contracts	1,322	2,644	1,322	5,288
Time deposits	405,031	187,014	49,968	642,013
Short-term borrowings	5,788	-	-	5,788
Long-term borrowings	500	-	-	500
Total	$412,659	$189,695	$51,309	$653,663

Impact of Inflation and Changing Prices

The consolidated financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, the majority of the Company’s assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on the Company’s performance than does the effect of inflation. Although fluctuations in interest rates are neither completely predictable or controllable, the Company regularly monitors its interest rate position and oversees its financial risk management by establishing policies and operating limits. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates. Although not as critical to the banking industry as to other industries, inflationary factors may have some impact on the Company’s growth, earnings, total assets and capital levels. We do not expect inflation to be a significant factor in 2014.

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

For discussion on this matter, see the “Asset/Liability Management and Market Risk” section of Management's Discussion and Analysis.

Item 8 - Financial Statements and Supplementary Data

Report of Castaing, Hussey & Lolan, LLC
Independent Registered Accounting Firm

To the Stockholders and Board of Directors
First Guaranty Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of First Guaranty Bancshares, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Guaranty Bancshares, Inc. as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also audited, in accordance with the standards of the American Institute of Certified Public Accountants, First Guaranty Bancshares, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2014 expressed an unqualified opinion thereon.

/s/ Castaing, Hussey & Lolan, LLC

Castaing, Hussey & Lolan, LLC
New Iberia, Louisiana
March 27, 2014

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2013	December 31, 2012
Assets
Cash and cash equivalents:
Cash and due from banks	$60,819	$83,342
Federal funds sold	665	2,891
Cash and cash equivalents	61,484	86,233

Interest-earning time deposits with banks	747	747

Investment securities:
Available for sale, at fair value	484,211	600,300
Held to maturity, at cost (estimated fair value of $141,642 and $58,939, respectively)	150,293	58,943
Investment securities	634,504	659,243

Federal Home Loan Bank stock, at cost	1,835	1,275
Loans held for sale	88	557

Loans, net of unearned income	703,166	629,500
Less: allowance for loan losses	10,355	10,342
Net loans	692,811	619,158

Premises and equipment, net	19,612	19,564
Goodwill	1,999	1,999
Intangible assets, net	2,073	2,413
Other real estate, net	3,357	2,394
Accrued interest receivable	6,258	6,711
Other assets	11,673	7,009
Total Assets	$1,436,441	$1,407,303

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing demand	$204,291	$192,232
Interest-bearing demand	391,350	348,870
Savings	65,445	63,062
Time	642,013	648,448
Total deposits	1,303,099	1,252,612

Short-term borrowings	5,788	14,746
Accrued interest payable	2,364	2,840
Long-term borrowing	500	1,100
Other liabilities	1,285	1,824
Total Liabilities	1,313,036	1,273,122

Stockholders' Equity
Preferred stock:
Series C - $1,000 par value - authorized 39,435 shares; issued and outstanding 39,435	39,435	39,435
Common stock:
$1 par value - authorized 100,600,000 shares; issued 6,294,227 shares	6,294	6,294
Surplus	39,387	39,387
Treasury stock, at cost, 2,895 shares	(54)	(54)
Retained earnings	47,477	43,071
Accumulated other comprehensive (loss) income	(9,134)	6,048
Total Stockholders' Equity	123,405	134,181
Total Liabilities and Stockholders' Equity	$1,436,441	$1,407,303
See Notes to the Consolidated Financial Statements.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(in thousands, except share data)	2013	2012	2011
Interest Income:
Loans (including fees)	$37,289	$36,136	$34,839
Loans held for sale	-	8	10
Deposits with other banks	157	92	50
Securities (including FHLB stock)	13,439	18,949	19,691
Federal funds sold	1	10	19
Total Interest Income	50,886	55,195	54,609

Interest Expense:
Demand deposits	1,262	1,383	920
Savings deposits	41	55	50
Time deposits	9,682	11,560	13,962
Borrowings	149	122	186
Total Interest Expense	11,134	13,120	15,118

Net Interest Income	39,752	42,075	39,491
Less: Provision for loan losses	2,520	4,134	10,187
Net Interest Income after Provision for Loan Losses	37,232	37,941	29,304

Noninterest Income:
Service charges, commissions and fees	4,640	4,770	4,596
Net gains on securities	1,571	4,868	3,531
Loss on securities impairment	-	-	(97)
Net (loss) gains on sale of loans	(70)	(68)	114
(Loss) gain on sale of fixed assets	-	(109)	1
Gain on acquisition	-	-	1,665
Other	1,337	1,679	1,463
Total Noninterest Income	7,478	11,140	11,273

Noninterest Expense:
Salaries and employee benefits	14,368	13,668	12,529
Occupancy and equipment expense	3,949	3,713	3,473
Other	12,670	13,780	12,819
Total Noninterest Expense	30,987	31,161	28,821

Income Before Income Taxes	13,723	17,920	11,756
Less: Provision for income taxes	4,577	5,861	3,723
Net Income	$9,146	$12,059	$8,033
Preferred stock dividends	(713)	(1,972)	(1,976)
Income Available to Common Shareholders	$8,433	$10,087	$6,057

Per Common Share:
Earnings	$1.34	$1.60	$0.98
Cash dividends paid	$0.64	$0.64	$0.58

Weighted Average Common Shares Outstanding	6,291,332	6,292,855	6,205,652

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Years Ended December 31,
(in thousands)	2013	2012	2011
Net Income	$9,146	$12,059	$8,033
Other comprehensive (loss) income:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(21,432)	7,263	10,692
Reclassification adjustments for net gains included in net income	(1,571)	(4,868)	(3,531)
Change in unrealized (losses) gains on securities	(23,003)	2,395	7,161
Tax impact	7,821	(814)	(2,435)
Other comprehensive (loss) income	(15,182)	1,581	4,726
Comprehensive (Loss) Income	$(6,036)	$13,640	$12,759

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Series A	Series B	Series C					Accumulated
	Preferred	Preferred	Preferred	Common				Other
	Stock	Stock	Stock	Stock		Treasury	Retained	Comprehensive
(in thousands, except share data)	$1,000 Par	$1,000 Par	$1,000 Par	$1 Par	Surplus	Stock	Earnings	Income/(Loss)	Total
Balance December 31, 2010	$19,859	$1,116	$-	$6,116	$36,240	$-	$34,866	$(259)	$97,938
Net income	-	-	-	-	-	-	8,033	-	8,033
Change in unrealized loss on AFS securities, net of reclassification adjustments and taxes	-	-	-	-	-	-	-	4,726	4,726
Common stock issued in acquisition, 179,036 shares	-	-	-	178	3,147	-	(294)	-	3,031
Preferred stock issued	-	-	39,435	-	-	-	-	-	39,435
Cash dividends on common stock ($0.58 per share)	-	-	-	-	-	-	(3,610)	-	(3,610)
Preferred stock repurchase, Series A & B	(20,030)	(1,098)	-		-	-	-	-	(21,128)
Preferred stock dividends, amortization and accretion	171	(18)	-	-	-	-	(1,976)	-	(1,823)
Balance December 31, 2011	$-	$-	$39,435	$6,294	$39,387	$-	$37,019	$4,467	$126,602
Net income	-	-	-	-	-	-	12,059	-	12,059
Change in unrealized gain on AFS securities, net of reclassification adjustments and taxes	-	-	-	-	-	-	-	1,581	1,581
Treasury shares purchased, at cost, 2,895 shares	-	-	-	-	-	(54)	-	-	(54)
Cash dividends on common stock ($0.64 per share)	-	-	-	-	-	-	(4,035)	-	(4,035)
Preferred stock dividends	-	-	-	-	-	-	(1,972)	-	(1,972)
Balance December 31, 2012	$-	$-	$39,435	$6,294	$39,387	$(54)	$43,071	$6,048	$134,181
Net income	-	-	-	-	-	-	9,146	-	9,146
Change in unrealized gain on AFS securities, net of reclassification adjustments and taxes	-	-	-	-	-	-	-	(15,182)	(15,182)
Cash dividends on common stock ($0.64 per share)	-	-	-	-	-	-	(4,027)	-	(4,027)
Preferred stock dividends	-	-	-	-	-	-	(713)	-	(713)
Balance December 31, 2013	$-	$-	$39,435	$6,294	$39,387	$(54)	$47,477	$(9,134)	$123,405

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2013	2012	2011
Cash Flows From Operating Activities:
Net income	$9,146	$12,059	$8,033
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,520	4,134	10,187
Depreciation and amortization	2,111	2,096	1,718
Net amortization of investments	2,141	1,962	1,109
Gain on acquisition	-	-	(1,665)
Gain on sale/call of securities	(1,571)	(4,868)	(3,531)
Loss (gain) on sale of assets	61	259	(116)
Other than temporary impairment charge on securities	-	-	97
ORE writedowns and loss on disposition	335	1,480	764
FHLB stock dividends	(4)	(4)	(5)
Net decrease (increase) in loans held for sale	469	(557)	-
Change in other assets and liabilities, net	1,958	338	1,379
Net cash provided by operating activities	17,166	16,899	17,970

Cash Flows From Investing Activities:
Proceeds from maturities and calls of HTM securities	16,184	144,640	227,565
Proceeds from maturities, calls and sales of AFS securities	626,433	782,706	490,661
Funds invested in HTM securities	(107,616)	(65,873)	(190,125)
Funds Invested in AFS securities	(533,320)	(884,258)	(668,616)
Proceeds from sale/redemption of Federal Home Loan Bank stock	3,268	4,030	2,483
Funds invested in Federal Home Loan Bank stock	(3,825)	(4,658)	(1,440)
Funds invested in time deposits with banks	-	(747)	-
Net (increase) decrease in loans	(78,777)	(63,864)	50,099
Purchases of premises and equipment	(1,757)	(1,566)	(2,337)
Proceeds from sales of premises and equipment	-	178	24
Proceeds from sales of other real estate owned	1,306	6,632	2,230
Cash received in excess of cash paid in acquisition	-	-	4,992
Net cash used in investing activities	(78,104)	(82,780)	(84,464)

Cash Flows From Financing Activities:
Net increase in deposits	50,487	45,310	121,891
Net (decrease) increase in federal funds purchased and short-term borrowings	(8,958)	2,523	(366)
Proceeds from long-term borrowings	-	-	3,500
Repayment of long-term borrowings	(600)	(2,100)	(3,800)
Repurchase of preferred stock	-	-	(21,128)
Repurchase of common stock	-	(54)	-
Proceeds from issuance of preferred stock	-	-	39,435
Dividends paid	(4,740)	(6,007)	(5,433)
Net cash provided by financing activities	36,189	39,672	134,099

Net (decrease) increase in cash and cash equivalents	(24,749)	(26,209)	67,605
Cash and cash equivalents at the beginning of the period	86,233	112,442	44,837
Cash and cash equivalents at the end of the period	$61,484	$86,233	$112,442

Noncash activities:
Loans transferred to foreclosed assets	$2,604	$4,793	$5,817
Common stock issued in acquisition (179,036 shares)	$-	$-	$3,031

Cash paid during the period:
Interest on deposits and borrowed funds	$11,610	$13,789	$15,148
Income taxes	$2,850	$5,800	$2,850

See Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Business and Summary of Significant Accounting Policies

Business

First Guaranty Bancshares, Inc. (the “Company”) is a Louisiana corporation headquartered in Hammond, LA. The Company owns all of the outstanding shares of common stock of First Guaranty Bank. First Guaranty Bank (the “Bank”) is a Louisiana state-chartered commercial bank that provides a diversified range of financial services to consumers and businesses in the communities in which it operates. These services include consumer and commercial lending, mortgage loan origination, the issuance of credit cards and retail banking services. The Bank also maintains an investment portfolio comprised of government, government agency, corporate, and municipal securities. The Bank has twenty-one banking offices, including one drive-up banking facility, and twenty-seven automated teller machines (ATMs) in Southeast, Southwest and North Louisiana.

Summary of significant accounting policies

The accounting and reporting policies of the Company conform to generally accepted accounting principles and to predominant accounting practices within the banking industry. The more significant accounting and reporting policies are as follows:

Consolidation

The consolidated financial statements include the accounts of First Guaranty Bancshares, Inc., and its wholly owned subsidiary, First Guaranty Bank. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts reported in prior periods have been reclassified to conform to the current period presentation.

Acquisition Accounting

Acquisitions are accounted for under the purchase method of accounting. Purchased assets, including identifiable intangibles, and assumed liabilities are recorded at their respective acquisition date fair values. If the fair value of net assets purchased exceeds the consideration given, a gain on acquisition is recognized. If the consideration given exceeds the fair value of the net assets received, goodwill is recognized. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available. Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan losses. See Acquired Loans section below for accounting policy regarding loans acquired in a business combination.

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
Securities

The Company reviews its financial position, liquidity and future plans in evaluating the criteria for classifying investment securities. Debt securities that Management has the ability and intent to hold to maturity are classified as held to maturity and carried at cost, adjusted for amortization of premiums and accretion of discounts using methods approximating the interest method. Securities available for sale are stated at fair value. The unrealized difference, if any, between amortized cost and fair value of these AFS securities is excluded from income and is reported, net of deferred taxes, in accumulated other comprehensive income as a part of stockholders’ equity. Details of other comprehensive income are reported in the consolidated statements of comprehensive income. Realized gains and losses on securities are computed based on the specific identification method and are reported as a separate component of other income.

Any security that has experienced a decline in value, which Management believes is deemed other than temporary, is reduced to its estimated fair value by a charge to operations. In estimating other-than-temporary impairment losses, Management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Amortization of premiums and discounts is included in interest income. Discounts and premiums related to debt securities are amortized using the effective interest rate method.

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

Accrual of interest is discontinued on a loan when Management believes, after considering economic and business conditions and collection efforts, the borrower’s financial condition is such that reasonable doubt exists as to the full and timely collection of principal and interest. This evaluation is made for all loans that are 90 days or more contractually past due. When a loan is placed in nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of interest and principal is probable. Loans are returned to accrual status when, in the judgment of Management, all principal and interest amounts contractually due are reasonably assured to be collected within a reasonable time frame and when the borrower has demonstrated payment performance of cash or cash equivalents; generally for a period of six months. All loans, except mortgage loans, are considered past due if they are past due 30 days. Mortgage loans are considered past due when two consecutive payments have been missed. Loans that are past due 90-120 days and deemed uncollectible are charged-off. The loan charge off is a reduction of the allowance for loan losses.

Credit Quality

The Company’s credit quality indicators are pass, special mention, substandard, and doubtful.

Loans included in the pass category are performing loans with satisfactory debt coverage ratios, collateral, payment history, and documentation requirements.

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

Although Management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated.  The evaluation of the adequacy of loan collateral is often based upon estimates and appraisals. Because of changing economic conditions, the valuations determined from such estimates and appraisals may also change. Accordingly, the Company may ultimately incur losses that vary from Management's current estimates. Adjustments to the allowance for loan losses will be reported in the period such adjustments become known or can be reasonably estimated. All loan losses are charged to the allowance for loan losses when the loss actually occurs or when the collectability of the principal is unlikely. Recoveries are credited to the allowance at the time of recovery.

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

The allowance for loan losses is reviewed on a monthly basis. The monitoring of credit risk also extends to unfunded credit commitments, such as unused commercial credit lines and letters of credit. A reserve is established as needed for estimates of probable losses on such commitments.

Goodwill and intangible assets

Goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. The Company’s goodwill is tested for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. Adverse changes in the economic environment, declining operations, or other factors could result in a decline in the implied fair value of goodwill. If the implied fair value is less than the carrying amount, a loss would be recognized in other non-interest expense to reduce the carrying amount to implied fair value of goodwill. The goodwill impairment test includes two steps that are preceded by a, “step zero”, qualitative test. The qualitative test allows Management to assess whether qualitative factors indicate that it is more likely than not that impairment exists. If it is not more likely than not that impairment exists, then no impairment exists and the two step quantitative test would not be necessary. These qualitative indicators include factors such as earnings, share price, market conditions, etc. If the qualitative factors indicate that it is more likely than not that impairment exists, then the two step quantitative test would be necessary. Step one is used to identify potential impairment and compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Step two of the goodwill impairment test compares the implied estimated fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill for that reporting unit exceeds the implied fair value of that unit’s goodwill, an impairment loss is recognized in an amount equal to that excess.

Identifiable intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or legal rights or because the assets are capable of being sold or exchanged either on their own or in combination with the related contract, asset or liability. The Company’s intangible assets primarily relate to core deposits. These core deposit intangibles are amortized on a straight-line basis over terms ranging from seven to fifteen years. Management periodically evaluates whether events or circumstances have occurred that impair this deposit intangible.

Premises and equipment

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the respective assets as follows:

Buildings and improvements 10-40 years
Equipment, fixtures and automobiles 3-10 years

Expenditures for renewals and betterments are capitalized and depreciated over their estimated useful lives. Repairs, maintenance and minor improvements are charged to operating expense as incurred. Gains or losses on disposition, if any, are recorded as a separate line item in noninterest income on the Statements of Income.

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

Income taxes

The Company and its subsidiary file a consolidated federal income tax return on a calendar year basis. In lieu of Louisiana state income tax, the Bank is subject to the Louisiana bank shares tax, which is included in noninterest expense in the Company’s consolidated financial statements. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations for years before 2010.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the deferred tax assets or liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be utilized.

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

Fair Value Measurements

The fair value of a financial instrument is the current amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Valuation techniques use certain inputs to arrive at fair value. Inputs to valuation techniques are the assumptions that market participants would use in pricing the asset or liability. They may be observable or unobservable. The Company uses a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. See Note 22 for a detailed description of fair value measurements.

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

Operating Segments

All of the Company’s operations are considered by management to be aggregated into one reportable operating segment. While the chief decision-makers monitor the revenue streams of the various products and services, the identifiable segments are not material. Operations are managed and financial performance is evaluated on a Company-wide basis.

Note 2. Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (AOCI).” The amendment requires an entity to present the reclassification adjustments out of AOCI and into net income for each component reported. This update is intended to supplement changes made in 2012 to increase the prominence of items reported in other comprehensive income. The standard became effective for the Company on January 1, 2013. The adoption of this guidance resulted in the disclosures in Note 14 below and did not have a material impact upon the Company’s financial statements.

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

The Company based the allocation of the purchase price on the fair values of the assets acquired and the liabilities assumed. The net gain represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed less the total consideration given. The gain of $1.7 million was recognized as a gain on acquisition in the noninterest income section of the Company’s Consolidated Statements of Income. This acquisition was an open market, arms-length transaction. The gain was driven by an inactive market for the stock of Greensburg Bancshares, Inc.

Note 4. Cash and Due from Banks

Certain reserves are required to be maintained at the Federal Reserve Bank. The requirement as of December 31, 2013 and 2012 was $32.0 million and $27.9 million, respectively.  At December 31, 2013 the Company did not have accounts at correspondent banks, excluding the Federal Reserve Bank, that exceeded the FDIC insurable limit of $250,000. In 2012, the Company had accounts at correspondent banks, excluding the Federal Reserve Bank, that exceeded the FDIC insurable limit of $250,000 totaling $0.6 million.

Note 5.  Securities

A summary comparison of securities by type at December 31, 2013 and 2012 is shown below.

	December 31, 2013				December 31, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S Treasuries	$36,000	$-	$-	$36,000	$20,000	$-	$-	$20,000
U.S. Government Agencies	302,816	-	(16,117)	286,699	392,616	751	(278)	393,089
Corporate debt securities	142,580	3,729	(1,828)	144,481	159,488	8,024	(401)	167,111
Mutual funds or other equity securities	564	-	(8)	556	564	23	-	587
Municipal bonds	16,091	384	-	16,475	18,481	1,032	-	19,513
Total available-for-sale securities	498,051	4,113	(17,953)	484,211	591,149	9,830	(679)	600,300

Held to maturity:
U.S. Government Agencies	86,927	-	(5,971)	80,956	58,943	175	(179)	58,939
Mortgage-backed securities	63,366	-	(2,680)	60,686	-	-	-	-
Total held to maturity securities	$150,293	$-	$(8,651)	$141,642	$58,943	$175	$(179)	$58,939

The scheduled maturities of securities at December 31, 2013, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to call or prepayments. Mortgage-backed securities are not due at a single maturity because of amortization and potential prepayment of the underlying mortgages. For this reason they are presented separately in the maturity table below.

	December 31, 2013
(in thousands)	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$45,610	$45,738
Due after one year through five years	190,239	189,238
Due after five years through 10 years	221,356	211,724
Over 10 years	40,846	37,511
Total available-for-sale securities	498,051	484,211

Held to maturity:
Due in one year or less	-	-
Due after one year through five years	-	-
Due after five years through 10 years	86,927	80,956
Over 10 years	-	-
Subtotal	86,927	80,956
Mortgage-backed Securities	63,366	60,686
Total held to maturity securities	$150,293	$141,642

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses:

	At December 31, 2013
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasuries	3	$26,000	$-	-	$-	$-	3	$26,000	$-
U.S. Government agencies	65	218,047	(11,110)	21	68,652	(5,007)	86	286,699	(16,117)
Corporate debt securities	154	39,555	(1,378)	22	5,173	(450)	176	44,728	(1,828)
Mutual funds or other equity securities	1	492	(8)	-	-	-	1	492	(8)
Total available-for-sale securities	223	284,094	(12,496)	43	73,825	(5,457)	266	357,919	(17,953)

Held to maturity:
U.S. Government agencies	14	50,520	(3,743)	7	30,436	(2,228)	21	80,956	(5,971)
Mortgage-backed securities	26	60,686	(2,680)	-	-	-	26	60,686	(2,680)
Total held to maturity securities	40	$111,206	$(6,423)	7	$30,436	$(2,228)	47	$141,642	$(8,651)

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses:
.
	At December 31, 2012
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasuries	1	$20,000	$-	-	$-	$-	1	$20,000	$-
U.S. Government agencies	34	119,952	(278)	-	-	-	34	119,952	(278)
Corporate debt securities	59	13,222	(183)	7	2,211	(218)	66	15,433	(401)
Total available-for-sale securities	94	153,174	(461)	7	2,211	(218)	101	155,385	(679)

Held to maturity:
U.S. Government agencies	6	24,118	(179)	-	-	-	6	24,118	(179)
Total held to maturity securities	6	$24,118	$(179)	-	$-	$-	6	$24,118	$(179)

At December 31, 2013 and 2012 the carrying value of pledged securities totaled $503.1 million and $476.5 million, respectively. Gross realized gains on sales of securities were $1.4 million, $4.4 million and $3.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. Gross realized losses were $0, $7,000 and $0 for the years ended December 31, 2013, 2012 and 2011. The tax applicable to these transactions amounted to $0.5 million, $1.7 million, and $1.2 million for 2013, 2012 and 2011, respectively. Proceeds from sales of securities classified as available-for-sale amounted to $18.6 million, $77.9 million and $39.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income (loss) ("AOCI"), net of applicable income taxes, totaled $9.1 million at December 31, 2013. At December 31, 2012 net unrealized gains included in AOCI, net of applicable income taxes, totaled $6.0 million. During 2013 and 2012 gains, net of tax, reclassified out of AOCI into earnings totaled $1.0 million and $3.2 million, respectively.

Securities are evaluated for other-than-temporary impairment at least quarterly and more frequently when economic or market conditions warrant. Consideration is given to (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) the recovery of contractual principal and interest and (iv) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Investment securities issued by the U.S. Government and Government sponsored agencies with unrealized losses and the amount of unrealized losses on those investment securities are the result of changes in market interest rates. The Company has the ability and intent to hold these securities until recovery, which may not be until maturity.

Corporate debt securities consist primarily of corporate bonds issued by businesses in the financial, insurance, utility, manufacturing, industrial, consumer products and oil and gas industries. The Company believes that each of the issuers will be able to fulfill the obligations of these securities based on evaluations described above. The Company has the ability and intent to hold these securities until they recover, which could be at their maturity dates.

The Company believes that the securities with unrealized losses reflect impairment that is temporary and there are currently no securities with other-than-temporary impairment. There were no impairments recognized on securities in 2013 or 2012. In 2011 the Company recognized a $0.1 million security impairment on BBC Capital Trust bonds. In August of 2011 these bonds were sold and $45,000 of the write-down was recovered and recognized as a gain on sale of securities in other noninterest income.

At December 31, 2013, the Company's exposure to investment securities issuers that exceeded 10% of stockholders’ equity as follows:

	At December 31, 2013
(in thousands)	Amortized Cost	Fair Value
U.S. Treasuries	$36,000	$36,000
Federal Home Loan Bank (FHLB)	142,043	133,042
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	50,859	47,769
Federal National Mortgage Association (Fannie Mae-FNMA)	138,563	132,031
Federal Farm Credit Bank (FFCB)	121,643	115,498
Total	$489,108	$464,340

Note 6. Loans

The following table summarizes the components of the Company's loan portfolio as of the dates indicated:

	December 31, 2013		December 31, 2012
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$47,550	6.7%	$44,856	7.1%
Farmland	9,826	1.4%	11,182	1.8%
1- 4 Family	103,764	14.7%	87,473	13.8%
Multifamily	13,771	2.0%	14,855	2.4%
Non-farm non-residential	336,071	47.7%	312,716	49.6%
Total Real Estate	510,982	72.5%	471,082	74.7%
Non-real Estate:
Agricultural	21,749	3.1%	18,476	2.9%
Commercial and industrial	151,087	21.4%	117,425	18.6%
Consumer and other	20,917	3.0%	23,758	3.8%
Total Non-real Estate	193,753	27.5%	159,659	25.3%
Total loans before unearned income	704,735	100.0%	630,741	100.0%
Unearned income	(1,569)		(1,241)
Total loans net of unearned income	$703,166		$629,500

The following table summarizes fixed and floating rate loans by contractual maturity, excluding nonaccrual loans, as of December 31, 2013 and December 31, 2012 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	December 31, 2013			December 31, 2012
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$60,642	$70,602	$131,244	$89,117	$107,176	$196,293
One to five years	220,490	209,587	430,077	147,896	175,743	323,639
Five to 15 years	71,655	26,076	97,731	33,770	42,595	76,365
Over 15 years	8,503	22,695	31,198	7,829	5,927	13,756
Subtotal	$361,290	$328,960	690,250	$278,612	$331,441	610,053
Nonaccrual loans			14,485			20,688
Total loans before unearned income			704,735			630,741
Unearned income			(1,569)			(1,241)
Total loans net of unearned income			$703,166			$629,500

As of December 31, 2013 $209.5 million of floating rate loans were at their interest rate floor. At December 31, 2012 $231.7 million of floating rate loans were at the floor rate. Nonaccrual loans have been excluded from these totals.

The following tables present the age analysis of past due loans for the periods indicated:

	As of December 31, 2013
(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$100	$73	$173	$47,377	$47,550	$-
Farmland	-	130	130	9,696	9,826	-
1 - 4 family	3,534	4,662	8,196	95,568	103,764	414
Multifamily	-	-	-	13,771	13,771	-
Non-farm non-residential	154	7,539	7,693	328,378	336,071	-
Total Real Estate	3,788	12,404	16,192	494,790	510,982	414
Non-Real Estate:
Agricultural	-	526	526	21,223	21,749	-
Commercial and industrial	63	1,946	2,009	149,078	151,087	-
Consumer and other	123	23	146	20,771	20,917	-
Total Non-Real Estate	186	2,495	2,681	191,072	193,753	-
Total loans before unearned income	$3,974	$14,899	$18,873	$685,862	704,735	$414
Unearned income					(1,569)
Total loans net of unearned income					$703,166

	As of December 31, 2012
(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$228	$854	$1,082	$43,774	$44,856	$-
Farmland	96	312	408	10,774	11,182	-
1 - 4 family	4,895	5,058	9,953	77,520	87,473	455
Multifamily	156	-	156	14,699	14,855	-
Non-farm non-residential	1,137	11,571	12,708	300,008	312,716	-
Total Real Estate	6,512	17,795	24,307	446,775	471,082	455
Non-Real Estate:
Agricultural	-	512	512	17,964	18,476	-
Commercial and industrial	60	2,831	2,891	114,534	117,425	-
Consumer and other	115	5	120	23,638	23,758	-
Total Non-Real Estate	175	3,348	3,523	156,136	159,659	-
Total loans before unearned income	$6,687	$21,143	$27,830	$602,911	630,741	$455
Unearned income					(1,241)
Total loans net of unearned income					$629,500

The tables above include $14.5 million and $20.7 million of nonaccrual loans for December 31, 2013 and 2012, respectively. See the tables below for more detail on nonaccrual loans.

The following is a summary of nonaccrual loans by class for the periods indicated:

	As of December 31,
(in thousands)	2013	2012
Real Estate:
Construction & land development	$73	$854
Farmland	130	312
1 - 4 family	4,248	4,603
Multifamily	-	-
Non-farm non-residential	7,539	11,571
Total Real Estate	11,990	17,340
Non-Real Estate:
Agricultural	526	512
Commercial and industrial	1,946	2,831
Consumer and other	23	5
Total Non-Real Estate	2,495	3,348
Total Nonaccrual Loans	$14,485	$20,688

The following table identifies the credit exposure of the loan portfolio by specific credit ratings for the periods indicated:

	As of December 31, 2013					As of December 31, 2012
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Construction & land development	$40,286	$1,330	$5,934	$-	$47,550	$29,654	$5,595	$9,607	$-	$44,856
Farmland	9,631	85	110	-	9,826	11,059	-	123	-	11,182
1 - 4 family	89,623	4,060	10,081	-	103,764	71,240	7,117	9,116	-	87,473
Multifamily	5,884	5,936	1,951	-	13,771	6,746	806	7,303	-	14,855
Non-farm non-residential	305,992	9,196	20,883	-	336,071	274,970	10,605	27,141	-	312,716
Total Real Estate	451,416	20,607	38,959	-	510,982	393,669	24,123	53,290	-	471,082
Non-Real Estate:
Agricultural	21,486	11	252	-	21,749	17,969	75	432	-	18,476
Commercial and industrial	149,930	592	565	-	151,087	108,590	3,834	5,001	-	117,425
Consumer and other	20,720	117	80	-	20,917	23,560	140	58	-	23,758
Total Non-Real Estate	192,136	720	897	-	193,753	150,119	4,049	5,491	-	159,659
Total loans before unearned income	$643,552	$21,327	$39,856	$-	704,735	$543,788	$28,172	$58,781	$-	630,741
Unearned income					(1,569)					(1,241)
Total loans net of unearned income					$703,166					$629,500

Note 7. Allowance for Loan Losses

A summary of changes in the allowance for loan losses, by loan type, for the year ended December 31, 2013, 2012 and 2011 are as follows:

	As of December,
	2013					2012
(in thousands)	Beginning Allowance (12/31/12)	Charge-offs	Recoveries	Provision	Ending Allowance (12/31/13)	Beginning Allowance (12/31/11)	Charge-offs	Recoveries	Provision	Ending Allowance(12/31/12)
Real Estate:
Construction & land development	$1,098	$(233)	$10	$655	$1,530	$1,002	$(65)	$15	$146	$1,098
Farmland	50	(31)	140	(142)	17	65	-	1	(16)	50
1 - 4 family	2,239	(220)	49	(94)	1,974	1,917	(1,409)	35	1,696	2,239
Multifamily	284	-	-	92	376	780	(187)	-	(309)	284
Non-farm non-residential	3,666	(1,148)	8	1,081	3,607	2,980	(459)	116	1,029	3,666
Total Real Estate	7,337	(1,632)	207	1,592	7,504	6,744	(2,120)	167	2,546	7,337
Non-Real Estate:
Agricultural	64	(41)	5	18	46	125	(49)	1	(13)	64
Commercial and industrial	2,488	(1,098)	71	715	2,176	1,407	(809)	329	1,561	2,488
Consumer and other	233	(262)	243	(6)	208	314	(473)	283	109	233
Unallocated	220	-	-	201	421	289	-	-	(69)	220
Total Non-Real Estate	3,005	(1,401)	319	928	2,851	2,135	(1,331)	613	1,588	3,005
Total	$10,342	$(3,033)	$526	$2,520	$10,355	$8,879	$(3,451)	$780	$4,134	$10,342

	As of December,
	2011
(in thousands)	Beginning Allowance (12/31/10)	Charge-offs	Recoveries	Provision	Ending Allowance(12/31/11)
Real Estate:
Construction & land development	$977	$(1,093)	$1	$1,117	$1,002
Farmland	46	(144)	-	163	65
1 - 4 family	1,891	(1,613)	118	1,521	1,917
Multifamily	487	-	-	293	780
Non-farm non-residential	3,423	(5,193)	13	4,737	2,980
Total Real Estate	6,824	(8,043)	132	7,831	6,744
Non-Real Estate:
Agricultural	80	(23)	2	66	125
Commercial and industrial	510	(1,638)	371	2,164	1,407
Consumer and other	390	(653)	227	350	314
Unallocated	513	-	-	(224)	289
Total Non-Real Estate	1,493	(2,314)	600	2,356	2,135
Total	$8,317	$(10,357)	$732	$10,187	$8,879

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio. The result is an allocation of the loan loss reserve from one category to another.

A summary of the allowance and loans individually and collectively evaluated for impairment are as follows:

	As of December 31, 2013
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$1,166	$364	$1,530	$5,777	$41,773	$47,550
Farmland	-	17	17	-	9,826	9,826
1 - 4 family	25	1,949	1,974	2,868	100,896	103,764
Multifamily	304	72	376	1,951	11,820	13,771
Non-farm non-residential	1,053	2,554	3,607	19,279	316,792	336,071
Total Real Estate	2,548	4,956	7,504	29,875	481,107	510,982
Non-Real Estate:
Agricultural	-	46	46	-	21,749	21,749
Commercial and industrial	-	2,176	2,176	-	151,087	151,087
Consumer and other	-	208	208	-	20,917	20,917
Unallocated	-	421	421
Total Non-Real Estate	-	2,851	2,851	-	193,753	193,753
Total	$2,548	$7,807	$10,355	$29,875	$674,860	704,735
Unearned Income						(1,569)
Total loans net of unearned income						$703,166

	As of December 31, 2012
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$713	$385	$1,098	$8,865	$35,991	$44,856
Farmland	-	50	50	-	11,182	11,182
1 - 4 family	91	2,148	2,239	2,126	85,347	87,473
Multifamily	244	40	284	7,302	7,553	14,855
Non-farm non-residential	1,535	2,131	3,666	25,904	286,812	312,716
Total Real Estate	2,583	4,754	7,337	44,197	426,885	471,082
Non-Real Estate:
Agricultural	-	64	64	-	18,476	18,476
Commercial and industrial	507	1,981	2,488	4,390	113,035	117,425
Consumer and other	-	233	233	-	23,758	23,758
Unallocated	-	220	220
Total Non-Real Estate	507	2,498	3,005	4,390	155,269	159,659
Total	$3,090	$7,252	$10,342	$48,587	$582,154	630,741
Unearned Income						(1,241)
Total loans net of unearned income						$629,500

As of December 31, 2013, 2012 and 2011, the Company had loans totaling $14.5 million, $20.7 million and $22.5 million, respectively, not accruing interest. As of December 31, 2013, 2012 and 2011, the Company had loans past due 90 days or more and still accruing interest totaling $0.4 million, $0.5 million and $0.7 million, respectively. The average outstanding balance of nonaccrual loans in 2013 was $17.3 million compared to $22.1 million in 2012 and $24.9 million in 2011.

As of December 31, 2013, the Company has no outstanding commitments to advance additional funds in connection with impaired loans.

The following is a summary of impaired loans by class at December 31, 2013:
	As of December 31, 2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$-	$-	$-	$599	$35	$36
Farmland	-	-	-	-	-	-
1 - 4 family	441	441	-	472	28	35
Multifamily	607	607	-	5,890	359	382
Non-farm non-residential	4,722	5,456	-	7,579	425	527
Total Real Estate	5,770	6,504	-	14,540	847	980
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	-	-	-	1,472	134	162
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	1,472	134	162
Total Impaired Loans with no related allowance	5,770	6,504	-	16,012	981	1,142

Impaired Loans with an allowance recorded:
Real estate:
Construction & land development	5,777	5,777	1,166	6,345	383	360
Farmland	-	-	-	-	-	-
1 - 4 family	2,427	2,620	25	1,643	121	107
Multifamily	1,344	1,344	304	1,348	89	96
Non-farm non-residential	14,557	17,469	1,053	14,868	775	573
Total Real Estate	24,105	27,210	2,548	24,204	1,368	1,136
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-
Total Impaired Loans with an allowance recorded	24,105	27,210	2,548	24,204	1,368	1,136

Total Impaired Loans	$29,875	$33,714	$2,548	$40,216	$2,349	$2,278

The following is a summary of impaired loans by class at December 31, 2012:
	As of December 31, 2012
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$3,177	$3,177	$-	$4,012	$414	$404
Farmland	-	-	-	-	-	-
1 - 4 family	1,516	2,176	-	2,102	162	73
Multifamily	1,351	1,351	-	1,355	103	110
Non-farm non-residential	2,936	2,982	-	5,963	427	287
Total Real Estate	8,980	9,686	-	13,432	1,106	874
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	3,734	3,734	-	1,098	117	87
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	3,734	3,734	-	1,098	117	87
Total Impaired Loans with no related allowance	12,714	13,420	-	14,530	1,223	961

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	5,688	5,688	713	3,677	406	418
Farmland	-	-	-	-	-	-
1 - 4 family	610	776	91	732	70	67
Multifamily	5,951	5,951	244	5,998	597	593
Non-farm non-residential	22,968	25,720	1,535	24,669	2,616	2,711
Total Real Estate	35,217	38,135	2,583	35,076	3,689	3,789
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	656	656	507	786	94	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	656	656	507	786	94	-
Total Impaired Loans with an allowance recorded	35,873	38,791	3,090	35,862	3,783	3,789

Total Impaired Loans	$48,587	$52,211	$3,090	$50,392	$5,006	$4,750

Troubled Debt Restructurings

A Troubled Debt Restructuring ("TDR") is a debt restructuring in which the creditor for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. The modifications to the Company's TDRs were concessions on the interest rate charged. The effect of the modifications to the Company was a reduction in interest income. These loans have an allocated reserve in the Company's reserve for loan losses. In 2013, there were no loans restructured in a troubled debt restructuring.

The following table is an age analysis of TDRs as of December 31, 2013 and December 31, 2012:

Troubled Debt Restructurings	December 31, 2013				December 31, 2012
	Accruing Loans				Accruing Loans
(in thousands)	Current	30-89 Days Past Due	Nonaccrual	Total TDRs	Current	30-89 Days Past Due	Nonaccrual	Total TDRs
Real Estate:
Construction & land development	$-	$-	$-	$-	$2,602	$-	$-	$2,602
Farmland	-	-	-	-	-	-	-	-
1 - 4 Family	-	-	-	-	-	-	1,296	1,296
Multifamily	-	-	-	-	5,951	-	-	5,951
Non-farm non residential	3,006	-	230	3,236	6,103	-	678	6,781
Total Real Estate	3,006	-	230	3,236	14,656	-	1,974	16,630
Non-Real Estate:
Agricultural	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-	-	-
Total	$3,006	$-	$230	$3,236	$14,656	$-	$1,974	$16,630

The following table discloses TDR activity for the twelve months ended December 31, 2013.

	Trouble Debt Restructured Loans Activity
	Twelve Months Ended December 31, 2013
(in thousands)	Beginning balance (December 31, 2012)	New TDRs	Charge-offs post-modification	Transferred to ORE	Paydowns	Construction to permanent financing	Restructured to market terms	Ending balance (December 31, 2013)
Real Estate:
Construction & land development	$2,602	$-	$-	$-	$-	$-	$(2,602)	$-
Farmland	-	-	-	-	-	-	-	-
1 - 4 family	1,296	-	-	(1,075)	-	-	(221)	-
Multifamily	5,951	-	-	-	(16)	-	(5,935)	-
Non-farm non-residential	6,781	-	(355)	-	(95)	-	(3,095)	3,236
Total Real Estate	16,630	-	(355)	(1,075)	(111)	-	(11,853)	3,236
Non-Real Estate:
Agricultural	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-	-	-
Total Impaired Loans with no related allowance	$16,630	$-	$(355)	$(1,075)	$(111)	$-	$(11,853)	$3,236

There were no commitments to lend additional funds to debtors whose terms have been modified in a troubled debt restructuring at December 31, 2013.

Note 8.  Premises and Equipment

The components of premises and equipment at December 31, 2013 and 2012 are as follows:

(in thousands)	December 31, 2013	December 31, 2012
Land	$6,251	$5,928
Bank premises	18,051	17,485
Furniture and equipment	19,753	16,889
Construction in progress	195	122
Acquired value	44,250	40,424
Less: accumulated depreciation	24,638	20,860
Net book value	$19,612	$19,564

Depreciation expense amounted to $1.7 million, $1.6 million  and $1.4 million for 2013, 2012 and 2011, respectively.

Note 9. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to impairment testing. Other intangible assets continue to be amortized over their useful lives. Goodwill represents the purchase price over the fair value of net assets acquired from the Homestead Bancorp in 2007. No impairment charges have been recognized since acquisition. Goodwill totaled $2.0 million at December 31, 2013 and 2012.

The following table summarizes intangible assets subject to amortization.

	December 31, 2013			December 31, 2012
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$9,350	$7,412	$1,938	$9,350	$7,093	$2,257
Mortgage servicing rights	267	132	135	267	111	156
Total	$9,617	$7,544	$2,073	$9,617	$7,204	$2,413

The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions. The weighted-average amortization period remaining for the core deposit intangibles is 6.3 years.

Amortization expense relating to purchase accounting intangibles totaled $0.3 million, $0.4 million, and $0.3 million for the year ended December 31, 2013, 2012, and 2011, respectively.

Amortization expense of the core deposit intangible assets for the next five years is as follows:

For the Years Ended	Estimated Amortization Expense (in thousands)
December 31, 2014	$320
December 31, 2015	$320
December 31, 2016	$320
December 31, 2017	$320
December 31, 2018	$320

Note 10. Other Real Estate

Other real estate owned consists of the following:

(in thousands)	December 31, 2013	December 31, 2012
Real Estate Owned Acquired by Foreclosure:
Residential	$1,803	$1,186
Construction & land development	754	1,083
Non-farm non-residential	800	125
Total Other Real Estate Owned and Foreclosed Property	$3,357	$2,394

Note 11.  Deposits

Time deposits maturing in the next five years are as follows:

(in thousands)	December 31, 2013
2014	$405,031
2015	135,032
2016	51,982
2017	23,009
2018 and thereafter	26,959
Total	$642,013

The table above includes, for December 31, 2013, brokered deposits totaling $21.2 million. The aggregate amount of jumbo time deposits, each with a minimum denomination of $100,000 totaled $433.1 million and $425.0 million at December 31, 2013 and 2012, respectively.

Note 12.  Borrowings

Short-term borrowings are summarized as follows:

(in thousands)	December 31, 2013	December 31, 2012
Securities sold under agreements to repurchase	$3,988	$12,946
Line of credit	1,800	1,800
Total short-term borrowings	$5,788	$14,746

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature daily. Interest rates on repurchase agreements are set by Management and are generally based on the 91-day Treasury bill rate. Repurchase agreement deposits are fully collateralized and monitored daily.

Available lines of credit totaled $210.6 million at December 31, 2013 and $175.6 million at December 31, 2012.

The following schedule provides certain information about the Company’s short-term borrowings for the periods indicated:

	December 31,
(in thousands except for %)	2013	2012	2011
Outstanding at year end	$5,788	$14,746	$12,223
Maximum month-end outstanding	$57,302	$31,850	$22,493
Average daily outstanding	$21,387	$14,560	$11,030
Weighted average rate during the year	0.98%	0.25%	0.18%
Average rate at year end	1.51%	0.75%	0.21%

The Company's senior long-term debt, priced at Wall Street Journal Prime plus 75 basis points (4.00%), totaled $0.5 million at December 31, 2013. The Company pays $50,000 principal plus interest monthly. This loan has a contractual maturity date of April 22, 2017 but will pay out in October 2014 due to advanced principal payments made in 2012. This long-term debt is secured by a pledge of 13.2% (735,745 shares) of the Company's interest in First Guaranty Bank (a wholly owned subsidiary) under Commercial Pledge Agreement dated June 22, 2012.

The Company maintains a revolving line of credit for $2.5 million with an availability of $0.7 million at December 31, 2013. This line of credit is secured by the same collateral as the term loan and is priced at 4.50%.

At December 31, 2013, letters of credit issued by the FHLB totaling $90.0 million were outstanding and carried as off-balance sheet items, all of which expire in 2014. At December 31, 2012, letters of credit issued by the FHLB totaling $50.0 million were outstanding and carried as off-balance sheet items, all of which expired in 2013. The letters of credit are solely used for pledging towards public fund deposits. The FHLB has a blanket lien on substantially all of the loans in the Company’s portfolio which is used to secure borrowing availability from the FHLB. The Company has obtained a subordination agreement from the FHLB on the Company’s farmland, agricultural, and commercial and industrial loans. These loans are available to be pledged for additional reserve liquidity.

As of December 31, 2013 maturities on long-term debt were as follows:

(in thousands)	Long-term debt
2014	$500
2015	-
2016	-
2017	-
2018 and thereafter	-
Total	$500

Note 13. Preferred Stock

On September 22, 2011, the Company received $39.4 million in funds from the U.S. Treasury's Small Business Lending Fund program. $21.1 million of the funds were used to redeem the Company's Series A and B Preferred Stock issued to the U.S. Treasury under the Capital Purchase Program. The Preferred Series C shares will receive quarterly dividends and the initial dividend rate was 5.00%. The dividend rate is based on qualified loan growth two quarters in arrears. During 2013 the Company achieved the growth in qualified loans required to achieve the 1.0% dividend rate. The 1.0% rate is locked in until December 31, 2015. During 2013 the Company paid $0.7 million in preferred stock dividends compared to $2.0 million in 2012 and 2011. After 4.5 years in the program, the dividend rate will increase to 9.00% if the Preferred Series C shares have not been repurchased by that time.

Note 14. Accumulated Other Comprehensive (Loss) Income

The following table details the changes in the single component of accumulated other comprehensive (loss) income for the twelve months ended December 31, 2013:

(in thousands)	Unrealized (Loss) Gain on Securities Available for Sale
Accumulated Other Comprehensive (Loss) Income:
Balance December 31, 2012	$6,048
Reclassification adjustments to net income:
Realized gains on securities	(1,571)
Provision for income taxes	534
Unrealized losses arising during the period, net of tax	(14,145)
Balance December 31, 2013	$(9,134)

The following table details the changes in the single component of accumulated other comprehensive income for the twelve months ended December 31, 2012:

(in thousands)	Unrealized Gain on Securities Available for Sale
Accumulated Other Comprehensive Income:
Balance December 31, 2011	$4,467
Reclassification adjustments to net income:
Realized gains on securities	(4,868)
Provision for income taxes	1,655
Unrealized gains arising during the period, net of tax	4,794
Balance December 31, 2012	$6,048

The following table details the changes in the single component of accumulated other comprehensive income for the twelve months ended December 31, 2011:

(in thousands)	Unrealized (Loss) Gain on Securities Available for Sale
Accumulated Other Comprehensive Income:
Balance December 31, 2010	$(259)
Reclassification adjustments to net income:
Realized gains on securities	(3,531)
Provision for income taxes	1,200
Unrealized gains arising during the period, net of tax	7,057
Balance December 31, 2011	$4,467

Note 15. Capital Requirements

The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2013 and 2012, that the Company and the Bank met all capital adequacy requirements.

As of December 31, 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that Management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2013 and 2012 are presented in the following table.

	Actual		Minimum Capital Requirements		Minimum to be Well Capitalized Under Action Provisions
(in thousands except for %)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Total Risk-based Capital:
Consolidated	$138,958	14.71%	$75,594	8.00%	N/A	N/A
Bank	$139,234	14.76%	$75,462	8.00%	$94,328	10.00%

Tier 1 Capital:
Consolidated	$128,603	13.61%	$37,797	4.00%	N/A	N/A
Bank	$128,879	13.66%	$37,731	4.00%	$56,597	6.00%

Tier 1 Leverage Capital:
Consolidated	$128,603	9.14%	$56,307	4.00%	N/A	N/A
Bank	$128,879	9.17%	$56,236	4.00%	$70,295	5.00%

December 31, 2012
Total Risk-based Capital:
Consolidated	$134,229	15.31%	$70,133	8.00%	N/A	N/A
Bank	$135,590	15.47%	$70,095	8.00%	$87,619	10.00%

Tier 1 Capital:
Consolidated	$123,877	14.13%	$35,066	4.00%	N/A	N/A
Bank	$125,238	14.29%	$35,048	4.00%	$52,571	6.00%

Tier 1 Leverage Capital:
Consolidated	$123,877	9.24%	$53,649	4.00%	N/A	N/A
Bank	$125,238	9.34%	$53,644	4.00%	$67,055	5.00%

Note 16. Dividend Restrictions

The Federal Reserve Bank ("FRB") has stated that, generally, a bank holding company should not maintain a rate of distributions to shareholders unless its available net income has been sufficient to fully fund the distributions, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. As a Louisiana corporation, the Company is restricted under the Louisiana corporate law from paying dividends under certain conditions.

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

The Bank is restricted under applicable laws in the payment of dividends to an amount equal to current year earnings plus undistributed earnings for the immediately preceding year, unless prior permission is received from the Commissioner of Financial Institutions for the State of Louisiana. Dividends payable by the Bank in 2014 without permission will be limited to 2014 earnings plus the undistributed earnings of $4.8 million from 2013.

Accordingly, at January 1, 2014, $118.9 million of the Company’s equity in the net assets of the Bank was restricted. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

Under the requirements of the United States Treasury’s Small Business Lending Fund, the Company is permitted to pay dividends on its common stock, provided that: (i) the Company’s Tier 1 capital would be at least 90% of the amount of Tier 1 capital existing immediately after receipt of SBLF funds; and (ii) the SBLF Dividends have been declared and paid to Treasury as of the most recent applicable dividend period. The Company has met each SBLF dividend obligation in a timely manner since receipt of SBLF funds. After two years from receipt, the 90% limitation will decrease by 10% for every 1% increase in qualified small business lending. See Note 13 for disclosure on the Company’s SBLF Preferred Stock Series C.

Note 17.  Related Party Transactions

In the normal course of business, the Company and its subsidiary, First Guaranty Bank,  have loans, deposits and other transactions with its executive officers, directors and certain business organizations and individuals with which such persons are associated. These transactions are completed with terms no less favorable than current market rates. An analysis of the activity of loans made to such borrowers during the year ended December 31, 2013 and 2012 follows:

	December 31,
(in thousands)	2013	2012
Balance, beginning of year	$33,148	$27,352
Net Increase	16,803	5,796
Balance, end of year	$49,951	$33,148

Unfunded commitments to the Company and Bank directors and executive officers totaled $17.9 million and $17.2 million at December 31, 2013 and 2012, respectively. At December 31, 2013 the Company and the Bank had deposits from directors and executives totaling $34.1 million. There were no participations in loans purchased from affiliated financial institutions included in the Company’s loan portfolio in 2013 or 2012.

During the years ended 2013, 2012 and 2011, the Company paid approximately $0.5 million, $0.6 million and $0.6 million, respectively, for printing services and supplies and office furniture and equipment to Champion Industries, Inc., of which Mr. Marshall T. Reynolds, the Chairman of the Company’s Board of Directors, is President, Chief Executive Officer, Chairman of the Board of Directors and holder of 53.7% of Champion's common stock as of October 31, 2013.

The Company paid insurance expenses of $2.4 million, $1.7 million and $1.5 million for 2013, 2012 and 2011, respectively for participation in an employee medical benefit plan in which several entities under common ownership of the Company's Chairman participate. The Company retains certain risks associated with the plan.

The Company paid travel expenses to Sabre Transportation, Inc. of $49,000, $0.2 million and $0.2 million for 2013, 2012 and 2011, respectively. These expenses include the utilization of an aircraft, fuel, air crew and ramp fees. The Harrah and Reynolds Corporation, of which Mr. Reynolds is President and Chief Executive Officer and sole shareholder, has controlling interest in Sabre Transportation, Inc.

Note 18. Employee Benefit Plans

The Company has an employee savings plan to which employees, who meet certain service requirements, may defer 1% to 20% of their base salaries, 6% of which may be matched up to 100%, at its sole discretion. Contributions to the savings plan were $81,000, $67,000 and $66,000 in 2013, 2012 and 2011, respectively.  The Company has an Employee Stock Ownership Plan (“ESOP”) which was frozen in 2010. No contributions were made to the ESOP for the years 2013, 2012 or 2011. As of December 31, 2013, the ESOP held 16,927 shares. The Company does not plan to make future contributions to this plan.

Note 19. Other Expenses

The following is a summary of the significant components of other noninterest expense:

	December 31,
(in thousands)	2013	2012	2011
Other noninterest expense:
Legal and professional fees	$2,347	$1,990	$2,208
Data processing	1,269	1,225	1,230
Marketing and public relations	638	697	654
Taxes - sales, capital and franchise	584	661	640
Operating supplies	487	581	574
Travel and lodging	563	523	492
Telephone	206	220	197
Amortization of core deposits	320	350	285
Donations	294	195	297
Net costs from other real estate and repossessions	941	2,083	1,317
Regulatory assessment	1,784	1,471	1,663
Other	3,237	3,784	3,262
Total other noninterest expense	$12,670	$13,780	$12,819

The Company does not capitalize advertising costs. They are expensed as incurred and are included in other noninterest expense on the Consolidated Statements of Income. Advertising expense was $0.4 million, $0.4 million and $0.3 million for 2013, 2012 and 2011, respectively.

Note 20.  Income Taxes

The following is a summary of the provision for income taxes included in the Statements of Income:

	December 31,
(in thousands)	2013	2012	2011
Current	$4,748	$6,366	$3,673
Deferred	(171)	(505)	50
Total	$4,577	$5,861	$3,723

The difference between income taxes computed by applying the statutory federal income tax rate and the provision for income taxes in the financial statements is reconciled as follows:

	December 31,
(in thousands except for %)	2013	2012	2011
Statutory tax rate	35.0%	35.0%	34.0%

Federal income taxes at statutory rate	$4,803	$6,272	$4,001
Tax exempt gain on acquisition	-	-	(566)
Tax exempt municipal income	(133)	(156)	(36)
Other	(93)	(255)	324
Total	$4,577	$5,861	$3,723

Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities, and available tax credit carry forwards. Temporary differences between the financial statement and tax values of assets and liabilities give rise to deferred taxes. The significant components of deferred taxes classified in the Company's Consolidated Balance Sheets at December 31, 2013 and 2012 are as follows:

	December 31,
(in thousands)	2013	2012
Deferred tax assets:
Allowance for loan losses	$3,521	$3,516
Other real estate owned	485	455
Impairment writedown on securities	-	168
Unrealized losses on available for sale securities	4,706	-
Other	425	540
Gross deferred tax assets	9,137	4,679

Deferred tax liabilities:
Depreciation and amortization	(2,517)	(2,642)
Unrealized gains on available for sale securities	-	(3,114)
Other	(328)	(220)
Gross deferred tax liabilities	(2,845)	(5,976)

Net deferred tax assets (liabilities)	$6,292	$(1,297)

As of December 31, 2013 and 2012, there were no net operating loss carryforwards for income tax purposes.

ASC 740-10, Income Taxes, clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the consolidated financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company does not believe it has any unrecognized tax benefits included in its consolidated financial statements. The Company has not had any settlements in the current period with taxing authorities, nor has it recognized tax benefits as a result of a lapse of the applicable statute of limitations.  The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if applicable, in noninterest expense. During the years ended December 31, 2013, 2012 and 2011, the Company did not recognize any interest or penalties in its consolidated financial statements, nor has it recorded an accrued liability for interest or penalty payments.

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

Set forth below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at December 31, 2013 and December 31, 2012:

(in thousands)	December 31, 2013	December 31, 2012
Contract Amount
Commitments to Extend Credit	$30,516	$26,775
Unfunded Commitments under lines of credit	$115,311	$71,423
Commercial and Standby letters of credit	$7,695	$5,470

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

Standby and commercial letters of credit are conditional commitments to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The majority of these guarantees are short-term, one year or less; however, some guarantees extend for up to three years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities. Collateral requirements are the same as on-balance sheet instruments and commitments to extend credit.

There were no losses incurred on off-balance sheet commitments in 2013, 2012 or 2011.

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
Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified Level 3 as of December 31, 2013 include municipal bonds and an equity security.

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

Other real estate owned. Properties are recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values of other real estate owned ("OREO") at December 31, 2013 are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement or amounts commonly used in real estate transactions. Inputs include appraisal values or recent sales activity for similar assets in the property’s market; thus OREO measured at fair value would be classified within Level 2 of the hierarchy.

Certain non-financial assets and non-financial liabilities are measured at fair value on a non-recurring basis including assets and liabilities related to reporting units measured at fair value in the testing of goodwill impairment, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2013 and 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	December 31, 2013	December 31, 2012
Available for Sale Securities Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$36,492	$20,522
Level 2: Significant Other Observable Inputs	441,885	573,071
Level 3: Significant Unobservable Inputs	5,834	6,707
Securities available for sale measured at fair value	$484,211	$600,300

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

There were no transfers into Level 1 during 2013. One Government Agency security totaling $10.0 million was transferred from Level 1 to Level 2 because the security did not trade on the pricing date and quoted pricing for a similar asset in an active market was used.

The change in Level 3 securities available for sale from December 31, 2012 was due to principal payments on municipal bonds totaling $0.9 million.

The following table reconciles assets measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Level 3 Changes
(in thousands)	December 31, 2013	December 31, 2012
Balance, beginning of year	$6,707	$7,516
Total gains or losses (realized/unrealized):
Included in earnings	-	-
Included in other comprehensive income	-	-
Purchases, sales, issuances and settlements, net	(873)	(873)
Transfers in and/or out of Level 3	-	64
Balance as of end of year	$5,834	$6,707

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of December 31, 2013.

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of December 31, 2013, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At December 31, 2013	At December 31, 2012
Fair Value Measurements Using: Impaired Loans
Level 1: Quoted Prices in Active Markets For Identical Assets	$-	$-
Level 2: Significant Other Observable Inputs	9,282	8,563
Level 3: Significant Unobservable Inputs	14,823	27,310
Impaired loans measured at fair value	$24,105	$35,873

Fair Value Measurements Using: Other Real Estate Owned
Level 1: Quoted Prices in Active Markets For Identical Assets	$-	$-
Level 2: Significant Other Observable Inputs	3,357	2,394
Level 3: Significant Unobservable Inputs	-	-
Other real estate owned measured at fair value	$3,357	$2,394

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

The Company has chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States.

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

Because the standard permits many alternative calculation techniques and because numerous assumptions have been used to estimate the fair values, reasonable comparison of the fair value information with other financial institutions' fair value information cannot necessarily be made. The methods and assumptions used to estimate the fair values of financial instruments are as follows:

Cash and due from banks, interest-bearing deposits with banks, federal funds sold and federal funds purchased.

These items are generally short-term and the carrying amounts reported in the consolidated balance sheets are a reasonable estimation of the fair values.

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

Other Unrecognized Financial Instruments.

The fair value of commitments to extend credit is estimated using the fees charged to enter into similar legally binding agreements, taking into account the remaining terms of the agreements and customers' credit ratings. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. Noninterest-bearing deposits are held at cost. The fair values of letters of credit are based on fees charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2013 and 2012 the fair value of guarantees under commercial and standby letters of credit was not material.

The estimated fair values and carrying values of the financial instruments at December 31, 2013 and 2012 are presented in the following table:

	December 31,
	2013		2012
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Cash and cash equivalents	$61,484	$61,484	$86,233	$86,233
Securities, available for sale	$484,211	$484,211	$600,300	$600,300
Securities, held to maturity	$150,293	$141,642	$58,943	$58,939
Federal Home Loan Bank stock	$1,835	$1,835	$1,275	$1,275
Loans, net	$703,166	$703,025	$629,500	$634,042
Accrued interest receivable	$6,258	$6,258	$6,711	$6,711

Liabilities
Deposits	$1,303,099	$1,265,898	$1,252,612	$1,235,526
Borrowings	$6,288	$6,288	$15,846	$15,846
Accrued interest payable	$2,364	$2,364	$2,840	$2,840

There is no material difference between the contract amount and the estimated fair value of off-balance sheet items that are primarily comprised of short-term unfunded loan commitments that are generally at market prices.

Note 24.  Concentrations of Credit and Other Risks

The Company monitors loan portfolio concentrations by region, collateral type, loan type, and industry on a monthly basis and has established maximum thresholds as a percentage of its capital to ensure that the desired mix and diversification of its loan portfolio is achieved. The Company is compliant with the established thresholds as of December 31, 2013. Personal, commercial and residential loans are granted to customers, most of who reside in northern and southern areas of Louisiana. Although the Company has a diversified loan portfolio, significant portions of the loans are collateralized by real estate located in Tangipahoa Parish and surrounding parishes in Southeast Louisiana. Declines in the Louisiana economy could result in lower real estate values which could, under certain circumstances, result in losses to the Company.

The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers. Generally, credit is not extended in excess of $10.0 million to any single borrower or group of related borrowers.

Approximately 38.6% of the Company’s deposits are derived from local governmental agencies at December 31, 2013. These governmental depositing authorities are generally long-term customers. A number of the depositing authorities are under contractual obligation to maintain their operating funds exclusively with the Company. In most cases, the Company is required to pledge securities or letters of credit issued by the Federal Home Loan Bank to the depositing authorities to collateralize their deposits. Under certain circumstances, the withdrawal of all of, or a significant portion of, the deposits of one or more of the depositing authorities may result in a temporary reduction in liquidity, depending primarily on the maturities and/or classifications of the securities pledged against such deposits and the ability to replace such deposits with either new deposits or other borrowings. Public fund deposits totaled $503.5 million of total deposits at December 31, 2013.

Note 25.  Litigation

The Company is subject to various legal proceedings in the normal course of its business. It is Management’s belief that the ultimate resolution of such claims will not have a material adverse effect on the Company’s financial position or results of operations.

Note 26.  Condensed Parent Company Information

The following condensed financial information reflects the accounts and transactions of First Guaranty Bancshares, Inc. for the dates indicated:

First Guaranty Bancshares, Inc.
Condensed Balance Sheets

	December 31,
(in thousands)	2013	2012
Assets
Cash	$433	$1,291
Investment in bank subsidiary	123,681	135,538
Investment securities:
Available for sale, at fair value	64	64
Other assets	1,748	407
Total Assets	$125,926	$137,300

Liabilities and Stockholders' Equity
Short-term debt	$1,800	$1,800
Long-term debt	500	1,100
Other liabilities	221	219
Total Liabilities	2,521	3,119
Stockholders' Equity	123,405	134,181
Total Liabilities and Stockholders' Equity	$125,926	$137,300

First Guaranty Bancshares, Inc.
Condensed Statements of Income

	December 31,
(in thousands)	2013	2012	2011
Operating Income
Dividends received from bank subsidiary	$4,669	$6,400	$4,600
Other income	90	1	32
Total operating income	4,759	6,401	4,632

Operating Expenses
Interest expense	115	91	166
Salaries & Benefits	88	101	85
Other expenses	449	667	927
Total operating expenses	652	859	1,178

Income before income tax benefit and increase in equity in undistributed earnings of subsidiary	4,107	5,542	3,454
Income tax benefit	212	373	200
Income before increase in equity in undistributed earnings of subsidiary	4,319	5,915	3,654
Increase in equity in undistributed earnings of subsidiary	4,827	6,144	4,379
Net Income	$9,146	$12,059	$8,033
Less preferred stock dividends	(713)	(1,972)	(1,976)
Net income available to common shareholders	$8,433	$10,087	$6,057

First Guaranty Bancshares, Inc.
Condensed Statements of Cash Flow

	December 31,
(in thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$9,146	$12,059	$8,033
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) in equity in undistributed earnings of subsidiary	(4,827)	(6,144)	(4,379)
Loss on sale of securities	-	2	-
Net change in other liabilities	2	32	(349)
Net change in other assets	161	(122)	(250)
Net cash provided by operating activities	4,482	5,827	3,055

Cash flows from investing activities:
Proceeds from maturities, calls and sales of AFS securities	-	248	-
Funds Invested in AFS securities	-	(41)	-
Payments for investments in and advances to subsidiary	-	-	(19,331)
Cash paid in excess of cash received in acquisition	-	-	(2,203)
Net cash provided by (used in) investing activities	-	207	(21,534)

Cash flows from financing activities:
Proceeds from short-term debt	-	1,800	-
Proceeds from long-term debt	-	-	3,500
Repayment of long-term debt	(600)	(2,100)	(3,800)
Proceeds from issuance of preferred stock	-	-	39,435
Repurchase of preferred stock	-	-	(21,128)
Repurchase of common stock	-	(54)	-
Dividends paid	(4,740)	(6,007)	(5,433)
Net cash (used in) provided by financing activities	(5,340)	(6,361)	12,574

Net decrease in cash and cash equivalents	(858)	(327)	(5,905)
Cash and cash equivalents at the beginning of the period	1,291	1,618	7,523
Cash and cash equivalents at the end of the period	$433	$1,291	$1,618

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures for the year ended December 31, 2013.

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

For further information, see “Management’s annual report on internal control over financial reporting” below. There was no change in the Firm’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the twelve months ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Firm’s internal control over financial reporting.

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

Based on our evaluation under the framework in Internal Control – Integrated Framework, Management concluded that internal control over financial reporting was effective as of December 31, 2013.

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

Part IV

Item 15 - Exhibits and Financial Statement Schedules

(a) 1	Consolidated Financial Statements

	Item	Page
First Guaranty Bancshares, Inc. and Subsidiary
	Report of Independent Registered Accounting Firm	50
	Consolidated Balance Sheets - December 31, 2013 and 2012	51
	Consolidated Statements of Income – Years Ended December 31, 2013, 2012 and 2011	52
	Consolidated Statements of Comprehensive Income – Years Ended December 31, 2013, 2012 and 2011	53
	Consolidated Statements of Changes in Stockholders’ Equity - December 31, 2013, 2012 and 2011	54
	Consolidated Statements of Cash Flows - Years Ended December 31, 2013, 2012 and 2011	55
	Notes to Consolidated Financial Statements	56

2	Consolidated Financial Statement Schedules

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

Exhibit Number	Exhibit
3.1	Restatement of Articles of Incorporation of First Guaranty Bancshares, Inc. dated July 27, 2007 (filed as Exhibit 3.1 on Form 8-K12G3 dated August 2, 2007 and incorporated herein by reference).
3.2	Bylaws of First Guaranty Bancshares, Inc. dated January 4, 2007 (filed as Exhibit 3.2 on Form 8-K12G3 dated August 2, 2007 and incorporated herein by reference).
3.3	Amendment to Bylaws of First Guaranty Bancshares, Inc., dated May 17, 2007 (filed as exhibit 3.3 on Form 8-K12G3 dated August 2, 2007 and incorporated herein by reference).
3.4	Articles of Amendment establishing Series C Preferred Stock dated September 15, 2011.
14.3	First Guaranty Bancshares, Inc. and Subsidiary Code of Conduct and Ethics for Employees, Officers and Directors adopted January 16, 2014.
14.4	First Guaranty Bancshares, Inc. Code of Ethics for Senior Financial Officers adopted January 16, 2014.
21	Subsidiaries of the First Guaranty Bancshares, Inc. (filed as Exhibit 21 on the Company’s Form 8-K dated November 8, 2007 and incorporated herein by reference).
24	Power of attorney
31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13(a)-15(e) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13(a)-15(e) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.INS	XBRL Instance Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST GUARANTY BANCSHARES, INC.

Dated: March 27, 2014

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Alton B. Lewis Alton B. Lewis	Principal Executive Officer and Director	March 27, 2014

/s/ Eric J. Dosch Eric J. Dosch	Principal Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 27, 2014

*___________________________ Marshall T. Reynolds	Chairman of the Board	March 27, 2014

*___________________________ William K. Hood	Director	March 27, 2014

*___________________________ Glenda B. Glover	Director	March 27, 2014

*By: /s/ Alton B. Lewis
         Alton B. Lewis
         Under Power of Attorney