Form 10-Q
period 2014-03-31
First Guaranty Bancshares, Inc.
filed 2014-05-15
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2014
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
Yes ☐ No ☒
As of May 13, 2014 the registrant had 6,291,332 shares of $1 par value common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents:
Cash and due from banks	$79,586	$60,819
Federal funds sold	252	665
Cash and cash equivalents	79,838	61,484

Interest-earning time deposits with banks	747	747

Investment securities:
Available for sale, at fair value	473,104	484,211
Held to maturity, at cost (estimated fair value of $140,414 and $141,642 respectively)	146,597	150,293
Investment securities	619,701	634,504

Federal Home Loan Bank stock, at cost	999	1,835
Loans held for sale	-	88

Loans, net of unearned income	709,911	703,166
Less: allowance for loan losses	9,617	10,355
Net loans	700,294	692,811

Premises and equipment, net	19,459	19,612
Goodwill	1,999	1,999
Intangible assets, net	1,986	2,073
Other real estate, net	2,743	3,357
Accrued interest receivable	6,414	6,258
Other assets	7,674	11,673
Total Assets	$1,441,854	$1,436,441

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing demand	$193,680	$204,291
Interest-bearing demand	395,640	391,350
Savings	67,546	65,445
Time	639,903	642,013
Total deposits	1,296,769	1,303,099

Short-term borrowings	10,189	5,788
Accrued interest payable	2,517	2,364
Long-term borrowing	350	500
Other liabilities	2,573	1,285
Total Liabilities	1,312,398	1,313,036

Stockholders' Equity
Preferred stock:
Series C - $1,000 par value - authorized 39,435 shares; issued and outstanding 39,435	39,435	39,435
Common stock:
$1 par value - authorized 100,600,000 shares; issued 6,294,227 shares	6,294	6,294
Surplus	39,387	39,387
Treasury stock, at cost, 2,895 shares	(54)	(54)
Retained earnings	49,156	47,477
Accumulated other comprehensive (loss) income	(4,762)	(9,134)
Total Stockholders' Equity	129,456	123,405
Total Liabilities and Stockholders' Equity	$1,441,854	$1,436,441
See Notes to the Consolidated Financial Statements.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2014	2013
Interest Income:
Loans (including fees)	$9,508	$9,096
Deposits with other banks	32	40
Securities (including FHLB stock)	3,341	3,368
Total Interest Income	12,881	12,504

Interest Expense:
Demand deposits	351	362
Savings deposits	8	14
Time deposits	1,967	2,506
Borrowings	30	38
Total Interest Expense	2,356	2,920

Net Interest Income	10,525	9,584
Less: Provision for loan losses	300	904
Net Interest Income after Provision for Loan Losses	10,225	8,680

Noninterest Income:
Service charges, commissions and fees	1,072	1,151
Net gains on securities	153	777
Net gains on sale of loans	19	(25)
Gain on sale of assets	9	-
Other	378	327
Total Noninterest Income	1,631	2,230

Noninterest Expense:
Salaries and employee benefits	3,830	3,526
Occupancy and equipment expense	993	981
Other	2,801	3,197
Total Noninterest Expense	7,624	7,704

Income Before Income Taxes	4,232	3,206
Less: Provision for income taxes	1,447	1,117
Net Income	2,785	2,089
Preferred Stock Dividends	(99)	(283)
Income Available to Common Shareholders	$2,686	$1,806

Per Common Share:
Cash dividends paid	$0.16	$0.16
Earnings	$0.43	$0.29

Weighted Average Common Shares Outstanding	6,291,332	6,291,332

See Notes to the Consolidated Financial Statements.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(in thousands)	2014	2013
Net Income	$2,785	$2,089
Other comprehensive income (loss):
Unrealized (losses) gains on securities:
Unrealized holding gains (losses) arising during the period	6,777	(552)
Reclassification adjustments for net gains included in net income	(153)	(777)
Change in unrealized (losses) gains on securities	6,624	(1,329)
Tax impact	(2,252)	452
Other comprehensive income (loss)	4,372	(877)
Comprehensive Income	$7,157	$1,212

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

	Series C					Accumulated
	Preferred	Common				Other
	Stock	Stock		Treasury	Retained	Comprehensive
	$1,000 Par	$1 Par	Surplus	Stock	Earnings	Income/(Loss)	Total
(in thousands, except per share data)
Balance December 31, 2012	$39,435	$6,294	$39,387	$(54)	$43,071	$6,048	$134,181
Net income	-	-	-	-	2,089	-	2,089
Other comprehensive income	-	-	-	-	-	(877)	(877)
Cash dividends on common stock ($0.16 per share)	-	-	-	-	(1,006)	-	(1,006)
Preferred stock dividend	-	-	-	-	(283)	-	(283)
Balance March 31, 2013 (unaudited)	$39,435	$6,294	$39,387	$(54)	$43,871	$5,171	$134,104

Balance December 31, 2013	$39,435	$6,294	$39,387	$(54)	$47,477	$(9,134)	$123,405
Net Income	-	-	-	-	2,785	-	2,785
Other comprehensive income	-	-	-	-	-	4,372	4,372
Cash dividends on common stock ($0.16 per share)	-	-	-	-	(1,007)	-	(1,007)
Preferred stock dividend	-	-	-	-	(99)	-	(99)
Balance March 31, 2014 (unaudited)	$39,435	$6,294	$39,387	$(54)	$49,156	$(4,762)	$129,456
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(in thousands)	2014	2013
Cash Flows From Operating Activities
Net income	$2,785	$2,089
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	904
Depreciation and amortization	540	527
Amortization/Accretion of investments	493	511
Gain on calls and sales of securities	(153)	(777)
(Loss) gain on sale of assets	(21)	25
ORE write downs and loss on disposition	16	24
Net decrease in loans held for sale	88	557
FHLB stock dividends	(1)	-
Change in other assets and liabilities, net	3,029	1,365
Net Cash Provided By Operating Activities	7,076	5,225

Cash Flows From Investing Activities
Proceeds from maturities and calls of HTM securities	3,646	11,000
Proceeds from maturities, calls and sales of AFS securities	236,839	283,452
Funds Invested in AFS securities	(219,399)	(253,879)
Proceeds from sale/redemption of Federal Home Loan Bank stock	838	720
Net increase in loans	(8,018)	(27,894)
Purchase of premises and equipment	(308)	(372)
Proceeds from sales of premises and equipment	32	-
Proceeds from sales of other real estate owned	833	231
Net Cash Provided By Investing Activities	14,463	13,258

Cash Flows From Financing Activities
Net decrease in deposits	(6,330)	$(24,822)
Net increase (decrease) in federal funds purchased and short-term borrowings	4,401	(72)
Repayment of long-term borrowings	(150)	(150)
Dividends paid	(1,106)	(1,289)
Net Cash Used In Financing Activities	(3,185)	(26,333)

Net Increase (Decrease) In Cash and Cash Equivalents	18,354	(7,850)
Cash and Cash Equivalents at the Beginning of the Period	61,484	86,233
Cash and Cash Equivalents at the End of the Period	$79,838	$78,383

Noncash Activities:
Loans transferred to foreclosed assets	$235	$2,270

Cash Paid During The Period:
Interest on deposits and borrowed funds	$2,203	$2,581
Income taxes	$500	$-
See Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements and the footnotes of First Guaranty Bancshares, Inc. (the “Company”) thereto should be read in conjunction with the audited financial statements and note disclosures for the Company previously filed with the Securities and Exchange Commission in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2013.

The consolidated financial statements include the accounts of First Guaranty Bancshares, Inc. and its wholly owned subsidiary First Guaranty Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations for the three month periods ended March 31, 2014 and 2013 are not necessarily indicative of the results expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are susceptible to significant change in the near term are the allowance for loan losses, valuation of goodwill, intangible assets and other purchase accounting adjustments.

Note 2. Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40) -Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.  The amendments are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized.

These amendments clarify that an in substance reposession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completiton of a deed in lieu of foreclosure or through a similar legal agreement.  Additional disclosures are required.

The amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2014.  The adoption of this guidance is not expected to have a material impact upon the Company's financial statements.

Note 3. Securities

A summary comparison of securities by type at March 31, 2014 and December 31, 2013 is shown below.

	March 31, 2014				December 31, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S Treasuries	$30,000	$-	$-	$30,000	$36,000	$-	$-	$36,000
U.S. Government Agencies	302,825	-	(11,286)	291,539	302,816	-	(16,117)	286,699
Corporate debt securities	130,961	4,535	(934)	134,562	142,580	3,729	(1,828)	144,481
Mutual funds or other equity securities	564	-	(6)	558	564	-	(8)	556
Municipal bonds	15,970	475	-	16,445	16,091	384	-	16,475
Total available-for-sale securities	480,320	5,010	(12,226)	473,104	498,051	4,113	(17,953)	484,211

Held to maturity:
U.S. Government Agencies	84,474	-	(4,242)	80,232	86,927	-	(5,971)	80,956
Mortgage-backed securities	62,123	-	(1,941)	60,182	63,366	-	(2,680)	60,686
Total held to maturity securities	$146,597	$-	$(6,183)	$140,414	$150,293	$-	$(8,651)	$141,642

The scheduled maturities of securities at March 31, 2014, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to call or prepayments. Mortgage-backed securities are not due at a single maturity because of amortization and potential prepayment of the underlying mortgages. For this reason they are presented separately in the maturity table below.

	March 31, 2014
(in thousands)	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$40,015	$40,130
Due after one year through five years	192,283	192,199
Due after five years through 10 years	208,387	203,221
Over 10 years	39,635	37,554
Total available-for-sale securities	480,320	473,104

Held to maturity:
Due in one year or less	-	-
Due after one year through five years	5,000	4,827
Due after five years through 10 years	79,474	75,405
Over 10 years	-	-
Subtotal	84,474	80,232
Mortgage-backed Securities	62,123	60,182
Total held to maturity securities	$146,597	$140,414

At March 31, 2014 $493.8 million of the Company's securities were pledged as collateral for public fund deposits and borrowings.  The pledged securities had a market value of $487.6 million as of March 31, 2014.

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses:

	At March 31, 2014
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasuries	2	$20,000	$-	-	$-	$-	2	$20,000	$-
U.S. Government agencies	59	211,356	(7,160)	27	80,183	(4,126)	86	291,539	(11,286)
Corporate debt securities	79	23,106	(611)	23	5,114	(323)	102	28,220	(934)
Mutual funds or other equity securities	-	-	-)	1	494	(6)	1	494	(6)
Total available-for-sale securities	140	254,462	(7,771)	51	85,791	(4,455)	191	340,253	(12,226)

Held to maturity:
U.S. Government agencies	12	47,296	(2,512)	8	32,936	(1,730)	20	80,232	(4,242)
Mortgage-backed securities	26	60,182	(1,941)	-	-	-	26	60,182	(1,941)
Total held to maturity securities	38	$107,478	$(4,453)	8	$32,936	$(1,730)	46	$140,414	$(6,183)

Proceeds from sales of securities classified as available for sale amounted to $10.1 million and $3.7 million for March 31, 2014 and 2013 respectively.

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

The Company believes that the securities with unrealized losses reflect impairment that is temporary and there are currently no securities with other-than-temporary impairment. There were no impairments recognized on securities in the years 2012, 2013 or the first quarter 2014.

At March 31, 2014, the Company's exposure to investment securities issuers that exceeded 10% of stockholders’ equity is as follows:

	At March 31, 2014
(in thousands)	Amortized Cost	Fair Value
U.S Treasury	$30,000	$30,000
Federal Home Loan Bank (FHLB)	139,593	133,219
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	50,411	48,209
Federal National Mortgage Association (Fannie Mae-FNMA)	137,773	133,111
Federal Farm Credit Bank (FFCB)	121,645	117,414
Total	$479,422	$461,953

Note 4. Loans

The following table summarizes the components of the Company's loan portfolio as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$49,792	7.0%	$47,550	6.7%
Farmland	9,759	1.4%	9,826	1.4%
1- 4 Family	107,613	15.1%	103,764	14.7%
Multifamily	13,688	2.0%	13,771	2.0%
Non-farm non-residential	334,889	47.0%	336,071	47.7%
Total Real Estate	515,741	72.5%	510,982	72.5%
Non-real Estate:
Agricultural	20,675	2.9%	21,749	3.1%
Commercial and industrial	154,769	21.8%	151,087	21.4%
Consumer and other	20,463	2.8%	20,917	3.0%
Total Non-real Estate	195,907	27.5%	193,753	27.5%
Total loans before unearned income	711,648	100.0%	704,735	100.0%
Unearned income	(1,737)		(1,569)
Total loans net of unearned income	$709,911		$703,166

The following table summarizes fixed and floating rate loans by contractual maturity as of March 31, 2014 and December 31, 2013 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	March 31, 2014			December 31, 2013
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$71,734	$63,967	$135,701	$60,642	$70,602	$131,244
One to five years	207,552	221,336	428,888	220,490	209,587	430,077
Five to 15 years	73,908	31,273	105,181	71,655	26,076	97,731
Over 15 years	12,027	16,902	28,929	8,503	22,695	31,198
Subtotal	$365,221	$333,478	698,699	$361,290	$328,960	690,250
Nonaccrual loans			12,949			14,485
Total loans before unearned income			711,648			704,735
Unearned income			(1,737)			(1,569)
Total loans net of unearned income			$709,911			$703,166

As of March 31, 2014 $206.6 million of floating rate loans were at their interest rate floor. At December 31, 2013 $209.5 million of floating rate loans were at the floor rate. Nonaccrual loans have been excluded from these totals.

The following tables present the age analysis of past due loans at March 31, 2014 and December 31, 2013:
	As of March 31, 2014
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$214	$117	$331	$49,461	$49,792	$-
Farmland	16	95	111	9,648	9,759	-
1 - 4 family	2,924	4,202	7,126	100,487	107,613	187
Multifamily	-	-	-	13,688	13,688	-
Non-farm non-residential	1,954	6,466	8,420	326,469	334,889	-
Total Real Estate	5,108	10,880	15,988	499,753	515,741	187
Non-Real Estate:
Agricultural	28	370	398	20,277	20,675	-
Commercial and industrial	52	1,878	1,930	152,839	154,769	-
Consumer and other	58	7	65	20,398	20,463	-
Total Non-Real Estate	138	2,255	2,393	193,514	195,907	-
Total loans before unearned income	$5,246	$13,135	$18,381	$693,267	$711,648	$187
Unearned income					(1,737)
Total loans net of unearned income					$709,911

The following tables present the age analysis of past due loans for the periods indicated:

	As of December 31, 2013
(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$100	$73	$173	$47,377	$47,550	$-
Farmland	-	130	130	9,696	9,826	-
1 - 4 family	3,534	4,662	8,196	95,568	103,764	414
Multifamily	-	-	-	13,771	13,771	-
Non-farm non-residential	154	7,539	7,693	328,378	336,071	-
Total Real Estate	3,788	12,404	16,192	494,790	510,982	414
Non-Real Estate:
Agricultural	-	526	526	21,223	21,749	-
Commercial and industrial	63	1,946	2,009	149,078	151,087	-
Consumer and other	123	23	146	20,771	20,917	-
Total Non-Real Estate	186	2,495	2,681	191,072	193,753	-
Total loans before unearned income	$3,974	$14,899	$18,873	$685,862	704,735	$414
Unearned income					(1,569)
Total loans net of unearned income					$703,166

The tables above include $12.9 million and $14.5 million of nonaccrual loans for March 31, 2014 and December 31, 2013,  respectively. See the tables below for more detail on nonaccrual loans.

The following is a summary of nonaccrual loans by class for the periods indicated:

(in thousands)	March 31, 2014	December 31, 2013
Real Estate:
Construction & land development	$117	$73
Farmland	95	130
1 - 4 family	4,015	4,248
Multifamily	-	-
Non-farm non-residential	6,466	7,539
Total Real Estate	10,693	11,990
Non-Real Estate:
Agricultural	370	526
Commercial and industrial	1,878	1,946
Consumer and other	7	23
Total Non-Real Estate	2,255	2,495
Total Nonaccrual Loans	$12,948	$14,485

The following table identifies the credit exposure of the loan portfolio by specific credit ratings as of the dates indicated:

	As of March 31, 2014					As of December 31, 2013
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Construction & land development	$43,010	$1,303	$5,479	$-	$49,792	$40,286	$1,330	$5,934	$-	$47,550
Farmland	9,582	102	75	-	9,759	9,631	85	110	-	9,826
1 - 4 family	92,379	5,661	9,573	-	107,613	89,623	4,060	10,081	-	103,764
Multifamily	5,816	6,531	1,341	-	13,688	5,884	5,936	1,951	-	13,771
Non-farm non-residential	304,755	11,028	19,106	-	334,889	305,992	9,196	20,883	-	336,071
Total Real Estate	455,542	24,625	35,574	-	515,741	451,416	20,607	38,959	-	510,982
Non-Real Estate:
Agricultural	20,418	10	247	-	20,675	21,486	11	252	-	21,749
Commercial and industrial	153,290	890	589	-	154,769	149,930	592	565	-	151,087
Consumer and other	20,249	154	60	-	20,463	20,720	117	80	-	20,917
Total Non-Real Estate	193,957	1,054	896	-	195,907	192,136	720	897	-	193,753
Total loans before unearned income	$649,499	$25,679	$36,470	$-	711,648	$643,552	$21,327	$39,856	$-	704,735
Unearned income					(1,737)					(1,569)
Total loans net of unearned income					$709,911					$703,166

Note 5. Allowance for Loan Losses

A summary of changes in the allowance for loan losses, by portfolio type, for the three months ended March 31, 2014 and 2013 are as follows:

	As of March 31,
	2014					2013
(in thousands)	Beginning Allowance (12/31/13)	Charge-offs	Recoveries	Provision	Ending Allowance (3/31/14)	Beginning Allowance (12/31/12)	Charge-offs	Recoveries	Provision	Ending Allowance(3/31/13)
Real Estate:
Construction & land development	$1,530	$-	$1	$193	$1,724	$1,098	$(219)	$1	$338	$1,218
Farmland	17	-	-	1	18	50	-	-	(13)	37
1 - 4 family	1,974	(24)	30	(321)	1,659	2,239	(68)	22	(1)	2,192
Multifamily	376	-	-	69	445	284	-	-	-	284
Non-farm non-residential	3,607	(865)	6	489	3,237	3,666	(898)	1	246	3,015
Total Real Estate	7,504	(889)	37	431	7,083	7,337	(1,185)	24	570	6,746
Non-Real Estate:
Agricultural	46	-	-	(8)	38	64	-	1	(2)	63
Commercial and industrial	2,176	(149)	6	(217)	1,816	2,488	(679)	4	182	1,995
Consumer and other	208	(99)	56	25	190	233	(65)	61	(18)	211
Unallocated	421	-	-	69	490	220	-	-	172	392
Total Non-Real Estate	2,851	(248)	62	(131)	2,534	3,005	(744)	66	334	2,661
Total	$10,355	$(1,137)	$99	$300	$9,617	$10,342	$(1,929)	$90	$904	$9,407

A summary of the allowance and loans individually and collectively evaluated for impairment are as follows:

	As of March 31, 2014
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$1,316	$408	$1,724	$5,327	$44,465	$49,792
Farmland	-	18	18	-	9,759	9,759
1 - 4 family	26	1,633	1,659	2,856	104,757	107,613
Multifamily	301	144	445	1,341	12,347	13,688
Non-farm non-residential	538	2,699	3,237	17,791	317,098	334,889
Total Real Estate	2,181	4,902	7,083	27,315	488,426	515,741
Non-Real Estate:
Agricultural	-	38	38	-	20,675	20,675
Commercial and industrial	-	1,816	1,816	-	154,769	154,769
Consumer and other	-	190	190	-	20,463	20,463
Unallocated	-	490	490
Total Non-Real Estate	-	2,534	2,534	-	195,907	195,907
Total	$2,181	$7,436	$9,617	$27,315	$684,333	711,648
Unearned Income						(1,737)
Total loans net of unearned income						$709,911

	As of December 31, 2013
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$1,166	$364	$1,530	$5,777	$41,773	$47,550
Farmland	-	17	17	-	9,826	9,826
1 - 4 family	25	1,949	1,974	2,868	100,896	103,764
Multifamily	304	72	376	1,951	11,820	13,771
Non-farm non-residential	1,053	2,554	3,607	19,279	316,792	336,071
Total Real Estate	2,548	4,956	7,504	29,875	481,107	510,982
Non-Real Estate:
Agricultural	-	46	46	-	21,749	21,749
Commercial and industrial	-	2,176	2,176	-	151,087	151,087
Consumer and other	-	208	208	-	20,917	20,917
Unallocated	-	421	421
Total Non-Real Estate	-	2,851	2,851	-	193,753	193,753
Total	$2,548	$7,807	$10,355	$29,875	$674,860	704,735
Unearned Income						(1,569)
Total loans net of unearned income						$703,166

As of March 31, 2014, the Company has no outstanding commitments to advance additional funds in connection with impaired loans.

The following is a summary of impaired loans by class as of the date indicated:

	As of March 31, 2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$1,644	$1,644	$-	$1,851	$77	$78
Farmland	-	-	-	-	-	-
1 - 4 family	441	441	-	441	10	10
Multifamily	-	-	-	602	16	17
Non-farm non-residential	7,877	8,739	-	8,408	139	138
Total Real Estate	9,962	10,824	-	11,302	242	243
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-
Total Impaired Loans with no related allowance	9,962	10,824	-	11,302	242	243

Impaired Loans with an allowance recorded:
Real estate:
Construction & land development	3,683	3,683	1,316	3,767	89	89
Farmland	-	-	-	-	-	-
1 - 4 family	2,415	2,614	26	2,418	62	62
Multifamily	1,341	1,341	301	1,341	27	27
Non-farm non-residential	9,914	13,614	538	10,163	136	136
Total Real Estate	17,353	21,252	2,181	17,689	314	314
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-
Total Impaired Loans with an allowance recorded	17,353	21,252	2,181	17,689	314	314

Total Impaired Loans	$27,315	$32,076	$2,181	$28,991	$556	$557

The following is a summary of impaired loans by class as of the date indicated:

	As of December 31, 2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$-	$-	$-	$599	$35	$36
Farmland	-	-	-	-	-	-
1 - 4 family	441	441	-	472	28	35
Multifamily	607	607	-	5,890	359	382
Non-farm non-residential	4,722	5,456	-	7,579	425	527
Total Real Estate	5,770	6,504	-	14,540	847	980
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	-	-	-	1,472	134	162
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	1,472	134	162
Total Impaired Loans with no related allowance	5,770	6,504	-	16,012	981	1,142

Impaired Loans with an allowance recorded:
Real estate:
Construction & land development	5,777	5,777	1,166	6,345	383	360
Farmland	-	-	-	-	-	-
1 - 4 family	2,427	2,620	25	1,643	121	107
Multifamily	1,344	1,344	304	1,348	89	96
Non-farm non-residential	14,557	17,469	1,053	14,868	775	573
Total Real Estate	24,105	27,210	2,548	24,204	1,368	1,136
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-
Total Impaired Loans with an allowance recorded	24,105	27,210	2,548	24,204	1,368	1,136

Total Impaired Loans	$29,875	$33,714	$2,548	$40,216	$2,349	$2,278

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

The following table identifies the Troubled Debt Restructurings as of March 31, 2014 and December 31, 2013:

Troubled Debt Restructurings	March 31, 2014				December 31, 2013
	Accruing Loans				Accruing Loans
(in thousands)	Current	30-89 Days Past Due	Nonaccrual	Total TDRs	Current	30-89 Days Past Due	Nonaccrual	Total TDRs
Real Estate:
Construction & land development	$-	$-	$-	$-	$-	$-	$-	$-
Farmland	-	-	-	-	-	-	-	-
1-4 Family	-	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-	-
Non-farm non residential	3,006	-	230	3,236	3,006	-	230	3,236
Total Real Estate	3,006	-	230	3,236	3,006	-	230	3,236
Non-Real Estate:				-
Agricultural	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-	-	-
Total	$3,006	$-	$230	$3,236	$3,006	$-	$230	$3,236

The following table discloses TDR activity for the three months ended March 31, 2014.

Trouble Debt Restructured Loans Activity
Three Months Ended March 31, 2014
(in thousands)	Beginning balance (December 31, 2013)	New TDRs	Charge-offs post-modification	Transferred to ORE	Paydowns	Construction to permanent financing	Restructured to market terms	Ending balance (March 31, 2014)
Real Estate:
Construction & land development	$-	$-	$-	$-	$-	$-	$-	$-
Farmland	-	-	-	-	-	-	-	-
1 - 4 family	-	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-	-
Non-farm non-residential	3,236	-	-	-	-	-	-	3,236
Total Real Estate	3,236	-	-	-	-	-	-	3,236
Non-Real Estate:
Agricultural	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-	-	-
Total Impaired Loans with no related allowance	$3,236	$-	$-	$-	$-	$-	$-	$3,236

There were no commitments to lend additional funds to debtors whose terms have been modified in a troubled debt restructuring at March 31, 2014.

Note 6. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to impairment testing. Other intangible assets continue to be amortized over their useful lives. The Company's goodwill is the difference in purchase price over the fair value of net assets acquired from the Homestead Bancorp in 2007. Goodwill totaled $2.0 million at March 31, 2014 and December 31, 2013. No impairment charges have been recognized on the Company's intangible assets. Mortgage servicing rights were relatively unchanged totaling $0.1 million at March 31, 2014 and December 31, 2013. Other intangible assets recorded include core deposit intangibles, which are subject to amortization. The weighted-average amortization period remaining for the Company's core deposit intangibles is 7.0 years. The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions.

Note 7. Other Real Estate (ORE)

Other real estate owned consists of the following at the dates indicated:

(in thousands)	March 31, 2014	December 31, 2013
Real Estate Owned Acquired by Foreclosure:
Residential	$1,480	$1,803
Construction & land development	463	754
Non-farm non-residential	800	800
Total Other Real Estate Owned and Foreclosed Property	$2,743	$3,357

Loans secured by one to four family residential properties in the process of foeclosure totaled $1.0 million as of March 31, 2014.

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

Below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at March 31, 2014 and December 31, 2013:

Contract Amount
(in thousands)	March 31, 2014	December 31, 2013
Commitments to Extend Credit	$42,469	$30,516
Unfunded Commitments under lines of credit	$110,172	$115,311
Commercial and Standby letters of credit	$7,667	$7,695

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

Note 9. Accumulated Other Comprehensive Income

The following table details the changes in the single component of accumulated other comprehensive income for the three months ended March 31, 2014:

(in thousands)	Unrealized (Loss) Gain on Securities Available for Sale
Accumulated Other Comprehensive (Loss) Income:
Balance December 31, 2013	$(9,134)
Reclassification adjustments to net income:
Realized gains on securities	(153)
Provision for income taxes	52
Unrealized losses arising during the period, net of tax	4,473
Balance March 31, 2014	$(4,762)

The following table details the changes in the single component of accumulated other comprehensive income for the three months ended March 31, 2013:

(in thousands)	Unrealized (Loss) Gain on Securities Available for Sale
Accumulated Other Comprehensive (Loss) Income:
Balance December 31, 2012	$6,048
Reclassification adjustments to net income:
Realized gains on securities	(777)
Provision for income taxes	264
Unrealized losses arising during the period, net of tax	(363)
Balance March 31, 2013	$5,171

Note 10. Fair Value Measurements

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
Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified Level 3 as of March 31, 2014 include municipal bonds and an equity security.

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

Other real estate owned. Properties are recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values of other real estate owned ("OREO") at March 31, 2014 are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement or amounts commonly used in real estate transactions. Inputs include appraisal values or recent sales activity for similar assets in the property’s market; thus OREO measured at fair value would be classified within Level 2 of the hierarchy.

Certain non-financial assets and non-financial liabilities are measured at fair value on a non-recurring basis including assets and liabilities related to reporting units measured at fair value in the testing of goodwill impairment, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	March 31, 2014	December 31, 2013
Available for Sale Securities Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$30,494	$36,492
Level 2: Significant Other Observable Inputs	436,384	441,885
Level 3: Significant Unobservable Inputs	6,226	5,834
Securities available for sale measured at fair value	$473,104	$484,211

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

The change in Level 3 securities available for sale from December 31, 2013 was due to principally to the purchase of a municipal bond $0.4 million.

The following table reconciles assets measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Level 3 Changes
(in thousands)	March 31, 2014	December 31, 2013
Balance, beginning of time period	$5,834	$6,707
Total gains or losses (realized/unrealized):
Included in earnings		-
Included in other comprehensive income	-	-
Purchases, sales, issuances and settlements, net	392	(873)
Transfers in and/or out of Level 3	-	-
Balance as of end of time period	$6,226	$5,834

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of March 31, 2014.

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of March 31, 2014 and December 31, 2013, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At March 31, 2014	At December 31, 2013
Fair Value Measurements Using: Impaired Loans
Level 1: Quoted Prices in Active Markets For Identical Assets	$-	$-
Level 2: Significant Other Observable Inputs	4,908	9,282
Level 3: Significant Unobservable Inputs	12,445	14,823
Impaired loans measured at fair value	$17,353	$24,105

Fair Value Measurements Using: Other Real Estate Owned
Level 1: Quoted Prices in Active Markets For Identical Assets	$-	$-
Level 2: Significant Other Observable Inputs	2,743	3,357
Level 3: Significant Unobservable Inputs	-	-
Other real estate owned measured at fair value	$2,743	$3,357

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

Note 11. Financial Instruments

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

Other Unrecognized Financial Instruments.

The fair value of commitments to extend credit is estimated using the fees charged to enter into similar legally binding agreements, taking into account the remaining terms of the agreements and customers' credit ratings. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. Noninterest-bearing deposits are held at cost. The fair values of letters of credit are based on fees charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2014 and December 31, 2013 the fair value of guarantees under commercial and standby letters of credit was not material.

The estimated fair values and carrying values of the financial instruments at March 31, 2014 and December 31, 2013 are presented in the following table:

	March 31, 2014		December 31, 2013
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Cash and cash equivalents	$79,838	$79,838	$61,484	$61,484
Securities, available for sale	$473,104	$473,104	$484,211	$484,211
Securities, held to maturity	$146,597	$140,414	$150,293	$141,642
Federal Home Loan Bank stock	$999	$999	$1,835	$1,835
Loans, net	$709,911	$711,091	$703,166	$703,025
Accrued interest receivable	$6,414	$6,414	$6,258	$6,258

Liabilities
Deposits	$1,296,769	$1,265,465	$1,303,099	$1,265,898
Borrowings	$10,539	$10,539	$6,288	$6,288
Accrued interest payable	$2,517	$2,517	$2,364	$2,364

There is no material difference between the contract amount and the estimated fair value of off-balance sheet items that are primarily comprised of short-term unfunded loan commitments that are generally at market prices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis is intended to highlight the significant factors affecting the Company's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data at March 31, 2014 and for the three months ended March 31, 2014 and 2013 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly the Company's financial position and results of operations for such periods.

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

First Quarter 2014 Financial Overview

Financial highlights for the three month periods of 2014 and 2013 are as follows:

●
Net income for the first quarter of 2014 and 2013 was $2.8 million and $2.1 million, respectively. Net income to common shareholders after preferred stock dividends was $2.7 million and $1.8 million for the first quarter of 2014 and 2013, with earnings per common share of $0.43 and $0.29, respectively. The increase in net income for the first quarter of 2014 when compared to the first quarter of 2013 was primarily the result of an increase in loan interest income, a decrease in interest expense, and a decrease in provision for loan losses.

●
Net interest income for the first quarter of 2014 and 2013 was $10.5 million and $9.6 million, respectively. The net interest margin was 2.98% for the first quarter 2014 and 2.85% for the same period in 2013.

●	The provision for loan losses for the first quarter of 2014 was $0.3 million compared to $0.9 million for the first quarter of 2013.

●	Total assets at March 31, 2014 were $1.44 billion; a increase of $5.4 million or 0.4% from December 31, 2013. The increase in assets was primarily from an increase in loans.

●
Investment securities totaled $619.7 million at March 31, 2014, a decrease of $14.8 million when compared to $634.5 million at December 31, 2013. At March 31, 2014, available for sale securities, at fair value, totaled $473.1 million; a decrease of $11.1 million when compared to $484.2 million at December 31, 2013. At March 31, 2014, held to maturity securities, at amortized cost, totaled $146.6 million; a decrease of $3.7 million when compared to $150.3 million at December 31, 2013.

●	The weighted average life of the securities portfolio at March 31, 2014 was 5.6 years a decline of 0.1 years when compared to the average life of 5.7 years at December 31, 2013.

●
The net loan portfolio at March 31, 2014 totaled $700.3 million, a net increase of $7.5 million from the December 31, 2013 net loan portfolio of $692.8 million. Loans are reduced by the allowance for loan losses which totaled $9.6 million for March 31, 2014 and $10.4 million for December 31, 2013.

●	Total impaired loans decreased $2.6 million at March 31, 2014 to $27.3 million compared to $29.9 million at December 31, 2013.

●	Loans classified as Troubled Debt Restructurings ("TDRs") stayed at the same level of $3.2 million for March 31, 2014 and December 31, 2013.

●	Total deposits decreased $6.3 million or 0.5% at March 31, 2014 compared to December 31, 2013. This decrease is from seasonal fluctuation of public fund deposits.

●
Return on average assets for the three months ended March 31, 2014 and March 31, 2013 was 0.78% and 0.60%, respectively. Return on average common shareholders’ equity, adjusted for preferred stock dividends, for the three months ended March 31, 2014 and March 31, 2013 was 12.27% and 7.69%, respectively. Return on average assets is calculated by dividing annualized net income before preferred dividends by average assets. Return on common shareholders’ equity is calculated by dividing net earnings applicable to common shareholders by average common shareholders’ equity.

●	The Company's Board of Directors declared a cash dividend of $0.16 per common share in the first quarters of 2014 and 2013.

●	Other real estate decreased $0.7 million to $2.7 million at March 31, 2014 from $3.4 million at December 31, 2013.

●
Book value per common share was $14.31 as of March 31, 2014 compared to $13.35 as of December 31, 2013. The increase in book value per share is a result of the decrease in the unrealized loss on available for sale securities and due to an increase in retained earnings..

●	Preferred stock dividends from participation in the U.S. Treasury's Small Business Lending Fund ("SBLF") decreased $0.2 million to $0.1 million for the first quarter of 2014 compared to $0.3 million for the same period in 2013. The reduction was due to the increase in qualified small business loans. The Company is at the contractual minimum rate of 1.0% on the SBLF preferred stock.

Financial Condition

Changes in Financial Condition from December 31, 2013 to March 31, 2014

General.

Total assets as of March 31, 2014 were $1.44 billion; a increase $5.4 million or 0.4% from December 31, 2013. The increase in assets represents an increase in loans.

Investment Securities.

Investment securities at March 31, 2014 totaled $619.7 million, a decrease of $14.8 million compared to $634.5 million at December 31, 2013. The decrease is attributed to the sale of corporate securities and a reduction in short term Treasury bills used for seasonal public funds pledging.  The investment portfolio consisted of available for sale securities at their fair market value total of $473.1 million and held to maturity securities at amortized cost total of $146.6 million.

The securities portfolio consisted principally of U.S. Government agency securities, agency backed mortgage backed securities, corporate debt securities and municipal bonds. The securities portfolio provides the Company with a relatively stable source of income and provides a balance to credit risk when compared to other categories of assets. Management monitors the securities portfolio for both credit and interest rate risk. The Company generally limits the purchase of corporate securities to individual issuers to manage concentration and credit risk. Corporate securities generally have a maturity of 10 years or less. Government agency securities generally have maturities of 15 years or less. Corporate securities held at fair value totaled $134.6 million at March 31, 2014. U.S. Government Agency securities that were held at fair value totaled $291.5 million at March 31, 2014. Agency securities that were held for maturity and carried at amortized cost totaled $84.5 million at March 31, 2014. The fair value of held to maturity agency securities was $80.2 million at March 31, 2014.  Mortgage backed securities that were held for maturity and carried at amortized cost totaled $62.1 million at March 31, 2014.  The fair value of held to maturity mortgage backed securities was $60.2 million at March 31, 2014.

At March 31, 2014, $40.0 million or 6.4% of the securities portfolio was scheduled to mature in less than one year. Securities with contractual maturity dates over 10 years totaled $39.6 million or 6.3% of the total portfolio. Mortgage backed securities totaled $62.1 million or 9.9% of the investment portfolio.  The weighted average contractual maturity of the securities portfolio was 5.6 years at March 31, 2014 compared to 5.7 years at December 31, 2013. The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates.

Average securities as a percentage of average interest-earning assets were 45.5% for the three month period ended March 31, 2014 and 47.9% for the same period in 2013. At March 31, 2014, the U.S Government agency securities and municipal bonds qualified as securities pledgeable to collateralize repurchase agreements and public funds. Securities pledged totaled $493.8 million at March 31, 2014 and $503.1 million at December 31, 2013. See Note 3 of the Notes to Consolidated Financial Statements for more information on investment securities.

Loans.
Average loans as a percentage of average interest-earning assets were 49.8% for the three month period ended March 31, 2014 and 46.2% for the same period in 2013.  Net loans increased $7.5 million or 1.1% from $692.8 million at December 31, 2013. As we have increased our loans to qualified small businesses, as a part of the SBLF program, our preferred dividend on our SBLF capital has decreased to $0.1 million for the first quarter of 2014 from $0.3 million for the same period in 2013.  There are no significant concentrations of credit to any individual borrower. As of March 31, 2014, 72.5% of our loan portfolio was secured primarily or secondarily by real estate. The largest portion of our loan portfolio, at 47.0%, is non-farm non-residential loans secured by real estate.

Net loans are reduced by the allowance for loan losses which totaled $9.6 million for March 31, 2014 and $10.4 million for December 31, 2013. Loan charge offs totaled $1.1 million during the first three months of 2014, compared to $1.9 million during the same period of 2013. Recoveries totaled $0.1 million during the first three months of 2014 and $0.1 million during the first three months of 2013. See Note 4 of the Notes to Consolidated Financial Statements for more information on loans and Note 5 for information on the allowance for loan losses.

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

(in thousands)	March 31, 2014	December 31, 2013
Nonaccrual loans:
Real Estate:
Construction and land development	$117	$73
Farmland	95	130
1 - 4 family residential	4,015	4,248
Multifamily	-	-
Non-farm non-residential	6,466	7,539
Total Real Estate	10,693	11,990
Non-Real Estate:
Agricultural	370	526
Commercial and industrial	1,878	1,946
Consumer and other	7	23
Total Non-Real Estate	2,555	2,495
Total nonaccrual loans	12,948	14,485

Loans 90 days and greater delinquent & accruing:
Real Estate:
Construction and land development	-	-
Farmland	-	-
1 - 4 family residential	187	414
Multifamily	-	-
Non-farm non-residential	-	-
Total Real Estate	187	414
Non-Real Estate:
Agricultural	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total Non-Real Estate	-	-
Total loans 90 days and greater delinquent & accruing	187	414

Total non-performing loans	$13,135	$14,899

Real Estate Owned:
Real Estate Loans:
Construction and land development	463	754
Farmland	-	-
1 - 4 family residential	1,480	1,803
Multifamily	-	-
Non-farm non-residential	800	800
Total Real Estate	2,743	3,357
Non-Real Estate Loans:
Agricultural	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total Non-Real Estate	-	-
Total Real Estate Owned	2,743	3,357

Total non-performing assets	$15,878	$18,256

Non-performing assets to total loans	2.2%	2.6%
Non-performing assets to total assets	1.1%	1.27%

(in thousands)	March 31, 2014	December 31, 2013
Restructured Loans:
In Compliance with Modified Terms	$3,006	$3,006
Past Due 30 through 89 days and still accruing	-	-
Past Due 90 days and greater and still accruing	-	-
Nonaccrual	230	230
Restructured Loans that subsequently defaulted	-
Total Restructured Loans	$3,236	$3,236

At March 31, 2014, nonperforming assets totaled $15.9 million compared to $18.3 million at December 31, 2013; a decrease of 13.1% or $2.4 million. Management has not identified additional information on any loans not already included in impaired loans or the nonperforming assets that indicates possible credit problems that could cause doubt as to the ability of borrowers to comply with the loan repayment terms in the future. Nonperforming assets consist of loans 90 days or greater delinquent and still accruing, nonaccrual loans, and other real estate.

At March 31, 2014 loans 90 days or greater delinquent and still accruing totaled $0.2 million; a decrease of $0.2 million or 50.0% compared to the $0.4 million total at December 31, 2013.

At March 31, 2014 nonaccrual loans totaled $12.9 million; a decrease of $1.5 million or 10.6% compared to December 31, 2013 nonaccrual loans of $14.5 million. Nonaccrual loans were concentrated in 4 credit relationships for a total of $6.4 million or 49.1% of nonaccrual loans at March 31, 2014.

Other real estate owned at March 31, 2014 totaled $2.7 million; a decrease of $0.7 million from $3.4 million at December 31, 2013.

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

Provisions made pursuant to these processes totaled $0.3 million in the first three months of 2014 as compared to $0.9 million for the same period in 2013. The provisions made in the first three months of 2014 were taken to provide for current loan losses and to maintain the allowance proportionate to risks inherent in the loan portfolio. Total charge-offs were $1.1 million for first three months of 2014 as compared to $1.9 million for the same period in 2013. Recoveries totaled $0.1 million during the first three months of 2014 and $0.1 million during the first three months of 2013. For more information, see Note 5 to Consolidated Financial Statements.

Comparing March 31, 2014 to March 31, 2013, the decline in allowance provision is attributed to improvement in the credit quality of the loan portfolio and to the fact that the impaired loan portfolio did not suffer additional declines in estimated fair value. The credit quality improvements were across most loan portfolio types with the largest improvement in non-farm non-residential loans, commercial and industrial loans, and construction and land development.

The Company charged off $1.1 million in loan balances for the first quarter of 2014. The amounts were partial charge offs concentrated in two loan relationships which totaled $0.9 million or 81.9% of the total charged off amount. The charge offs were provided for in prior periods as specific reserves for these loans.  The details of the charged off loans in excess of $0.3 million are as follows:

1.	The Company charged of $0.4 million on a non-farm non-residential loan secured by a hotel. The non-accrual loan had further deterioration in value which required the additional write down.
2.	The Company charged of $0.5 million on a non-farm non-residential loan secured by a hotel. The non-accrual loan had further deterioration in value which required the additional write down.

The remaining $0.2 million of charge-offs for the first quarter of 2014 were comprised of smaller loans and overdrawn deposit accounts.

As of March 31, 2014, the Company had classified $27.3 million in loans as impaired compared to $29.9 million as of December 31, 2013. The $2.6 million reduction in impaired loans was principally due to a $0.6 million credit relationship that was no longer considered impaired in the first quarter of 2014. $0.9 million of the reduction in impaired loans was due to charge-offs. $0.6 million was due to principal payments on impaired loans.

All accrued but uncollected interest related to a loan is deducted from income in the period the loan is placed on nonaccrual. During the period a loan is in nonaccrual status, any cash receipts are first applied to the principal balance. Once the principal balance has been fully recovered, any residual amounts are applied to expenses resulting from the collection of the payment and to the recovery of any reversed interest income and interest income that would have been due had the loan not been nonaccrual. As of March 31, 2014 and December 31, 2013 the Company had nonaccrual loans totaling $12.9 million and $14.5 million, respectively. The allowance for loan losses at March 31, 2014 was $9.6 million or 1.35% of total loans and 73.3% of nonperforming loans. See Note 4 and 5 of the Notes to Consolidated Financial Statements for more information on loans and the allowance for loan losses.

Other information relating to loans, the allowance for loan losses and other pertinent statistics follows.
(in thousands)	March 31, 2014	March 31, 2013
Loans:
Average outstanding balance	$703,725	$629,753
Balance at end of period	$709,911	$653,285

Allowance for Loan Losses:
Balance at beginning of year	$10,355	$10,342
Charge offs	(1,137)	(1,929)
Recoveries	99	90
Provision	300	904
Balance at end of period	$9,617	$9,407

Deposits.

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. In this regard, management regularly assesses our funding needs, deposit pricing and interest rate outlooks. From December 31, 2013 to March 31, 2014, total deposits decreased $6.3 million, or 0.5%, to $1.3 billion at March 31, 2014. Average Noninterest-bearing demand deposits decreased $6.0 million from December 31, 2013 to March 31, 2014. Average Interest-bearing demand deposits increased by $70.9 million when comparing March 31, 2014 to December 31, 2013.  Average time deposits decreased $12.8 million, or 2.0% to $638.2 million at March 31, 2013, compared to $648.4 million at December 31, 2012.

At March 31, 2014, public fund deposits totaled $516.9 million. During the first three months of 2014, public fund deposits increased $13.4 million. This increase is due to the seasonal fluctuation of public funds. The Company has developed a program for the development and management of public fund deposits. Since 2007, the Company has maintained public fund deposits in excess of $175.0 million. These deposits are from local government entities such as school districts, hospital districts, sheriff departments and other municipalities. Several of these accounts are under contracts with terms up to three years. Public funds deposit accounts are collateralized by FHLB letters of credit and by eligible government agency securities such as those issued by the FHLB, FFCB, FNMA, and FHLMC. Management believes that public funds provide a low cost and stable source of funding for the Company.

As of March 31, 2014, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $436.8 million. At March 31, 2014, approximately $226.4 million of the Company's certificates of deposit had a remaining term greater than one year.

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

	Average Balance	Average Balance	Increase/(Decrease)
(in thousands except for %)	March 31, 2014	December 31, 2013	Amount	Percent
Noninterest-bearing demand	$190,566	$196,589	$(6,023)	(3.1)%
Interest-bearing demand	405,461	334,573	70,888	21.2%
Savings	68,116	64,639	3,477	5.4%
Time	638,156	650,540	(12,840)	(2.0)%
Total deposits	$1,302,299	$1,252,612	$49,687	4.0%
The following table sets forth the distribution of our time deposit accounts.
(in thousands)	March 31, 2014
Time deposits of less than $100,000	$203,110
Time deposits of $100,000 through $250,000	$163,241
Time deposits of more than $250,000	$273,552
Total Time Deposits	$639,903
The following table sets forth public funds as a percent of total deposits.
(in thousands except for %)	March 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
Total Public Funds	$516,903	$503,495	$470,498	$431,905	$356,153
Total Deposits	$1,296,769	$1,303,099	$1,252,612	$1,207,302	$1,007,383
Total Public Funds as a percent of Total Deposits	39.9%	38.6%	37.6%	35.8%	35.4%

Borrowings.

The Company maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. At March 31, 2014, short-term borrowings totaled $10.2 million which is an increase of $4.4 million from December 31, 2013, and consisted of repurchase agreements of $8.4 million and a line of credit totaling $1.8 million. The increase in short term borrowings was concentrated in the change in repurchase agreements.  Overnight repurchase agreement balances are monitored daily for sufficient collateralization. The Company had long-term borrowings totaling $0.4 million as of March 31, 2014 and $0.5 million at December 31, 2013.

The average amount of total short-term borrowings for the three months ended March 31, 2014 totaled $13.1 million, compared to $15.8 million for the three months ended March 31, 2013. At March 31, 2014, the Company had $100.0 million in Federal Home Loan Bank letters of credit outstanding obtained solely for collateralizing our public deposits.

Equity.

Stockholders’ equity provides a source of permanent funding, allows for future growth and the ability to absorb unforeseen adverse developments. Total equity increased to $129.5 million as of March 31, 2014 from $123.4 million at December 31, 2013. The increase in stockholders' equity was primarily the result of the increase in other comprehensive income totaling $4.4 million and net earnings of $2.8 million.  The earnings for the quarter are reduced by common dividends of $1.0 million and preferred dividends of $0.1 million for a total addition to the Company's retained earnings of $1.7 million.

Results of Operations for the Three Months Ended March 31, 2014 and 2013
Net Income.
Net Income for the three months ended March 31, 2014 was $2.8 million, a increase of $0.7 million or 33.3% from $2.1 million for the three months ended March 31, 2013. Net income available to common shareholders for the three months ended March 31, 2014 was $2.7 million which is a increase of $0.9 million from $1.8 million for the same period in 2013. The increase in income can mainly be attributed to an increase in loan interest income of $0.4 million, a reduction in interest expense of $0.6 million and a decrease in provision expense of $0.6 million.  Interest and fee income on loans was $9.5 million for the three month period ended March 31, 2014; an increase of $0.4 million from $9.1 million for the same period in 2013. The increase in loan interest income can be mainly attributed to an increase in the volume of loans originated when compared to March 31, 2013. Interest expense for the first three months of 2013 totaled $2.4 million, a decrease of $0.6 million from $2.9 million for the first three months of 2013. The changes in interest earnings and expenses resulted in a net interest income increase of $0.9 million to $10.5 million for the first quarter of 2014 when compared to $9.6 million for the same period in 2013. The provision for loan losses decreased $0.6 million from $0.9 million for the first quarter of 2013 to $0.3 million in the first quarter of 2014. Net gains on securities for the first quarter of 2014 and 2013 were $0.2 million and $0.8 million, respectively. Noninterest expense decreased $0.1 million primarily from decreased expenses associated with other real estate and various other non-interest expenses. The provision for income tax expense increased by $0.3 million to $1.4 million for the first quarter of 2014 compared to $1.1 million for the same period in 2013. The increase in tax expense is a result of the increase in income for the quarter. Earnings per common share for the three months ended March 31, 2014 were $0.43, an increase of $0.14, or 48.3% per common share from $0.29 per common share for the three months ended March 31, 2013.

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

Net interest income in the first quarter of 2014 was $10.5 million, an increase of $0.9 million or 9.8%, when compared to $9.6 million in 2013. For the first quarter of 2014, loans and securities made up 49.8% and 45.5% of the average interest-earning assets, respectively; 47.0% of our loans are floating rate loans which are primarily tied to the prime lending rate or the London Inter-Bank Offered Rate (LIBOR). For the same period in 2013 loans and securities represented 46.2% and 47.9% of interest-earning assets, respectively. The cost of our interest-bearing liabilities reflects a lower cost of funds paid on interest-bearing deposits. As of March 31, 2014, time deposits represented 49.3% of total deposits, which is a decrease from 53.0% of total deposits at March 31, 2013.

The average yield on interest-earning assets decreased from 3.72% at March 31, 2013 to 3.69% at March 31, 2014. This is largely attributable to the 0.38% decrease in the average yield on loans from 5.86% at March 31, 2013 to 5.48% at March 31, 2014.  The interest-bearing liabilities average cost decreased to 0.85% at March 31, 2014, compared to 1.11% at March 31, 2013. The average borrowing costs decreased slightly from 0.98% at March 31, 2013 to 0.96% at March 31, 2014.  The net yield on interest-earning assets was 2.84% for the three months ended March 31, 2014, compared to 2.61% for the same period in 2013.

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

	March 31, 2014			March 31, 2013
(in thousands except for %)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-earning deposits with banks	$66,169	$32	0.20%	$78,610	$40	0.21%
Securities (including FHLB stock)	643,433	3,341	2.09%	653,150	3,368	2.09%
Federal funds sold	387	-	-%	2,930	-	-%
Loans, net of unearned income	703,725	9,508	5.48%	629,753	9,096	5.86%
Total interest-earning assets	$1,413,714	$12,881	3.69%	$1,364,443	$12,504	3.72%

Noninterest-earning assets:
Cash and due from banks	$5,402			$9,869
Premises and equipment, net	19,549			19,539
Other assets	8,951			7,099
Total Assets	$1,447,616			$1,400,950

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Demand deposits	$405,461	$351	0.35%	$341,175	$362	0.43%
Savings deposits	68,116	8	0.05%	63,897	14	0.09%
Time deposits	638,156	1,967	1.25%	650,558	2,506	1.56%
Borrowings	13,033	30	0.96%	15,787	38	0.98%
Total interest-bearing liabilities	$1,124,766	$2,356	0.85%	$1,071,417	$2,920	1.11%

Noninterest-bearing liabilities:
Demand deposits	$190,566			$189,832
Other	4,043			5,096
Total Liabilities	$1,319,375			$1,266,345

Stockholders' equity	$128,241			$134,605
Total Liabilities and Stockholders'	$1,447,616			$1,400,950
Net interest income		$10,525			$9,584

Net interest rate spread (1)			2.84%			2.61%
Net interest-earning assets (2)	$288,948			$293,026
Net interest margin (3)			2.98%			2.85%

Average interest-earning assets to interest-bearing liabilities			125.69%			127.3%
(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses.

The provision for loan losses was $0.3 million and $0.9 million for the first quarter of 2014 and 2013, respectively. The lower 2014 provision was based on an assessment of the loan portfolio as well as other qualitative and quantitative factors considered by the Company's management team. The allowance for loan losses at March 31, 2014 was $9.6 million, compared to $10.4 million at December 31, 2013, and was 1.35% and 1.48% of total loans, respectively. The allowance for loan losses decreased due to the charge-off of loans that had specific allowances reserved. Management believes that the current level of the allowance is adequate to cover losses in the loan portfolio given the current economic conditions, expected net charge-offs and nonperforming asset levels.

Noninterest Income.

Noninterest income totaled $1.6 million for the three months ended March 31, 2014; a decrease of $0.6 million when compared to $2.2 million for the three months ended March 31, 2013. Service charges, commissions and fees totaled $1.1 million for the three months ended March 31, 2014 and $1.2 million for the three months ended March 31, 2013. Net securities gains were $0.2 million for the first quarter of 2014 compared to $0.8 million for the first quarter of 2013.

Noninterest Expense.

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense, net cost from other real estate and repossessions, regulatory assessments and other types of expenses. Noninterest expense totaled $7.6 million in the first quarter of 2014 and $7.7 million for the same period in 2013. Salaries and benefits increased $0.3 million in the first quarter of 2014 to $3.8 million compared to $3.5 million in the first quarter of 2013. Occupancy and equipment expense totaled $1.0 million for the first quarter of 2014 and $1.0 million in first quarter of 2013. Other noninterest expense totaled $2.8 million in the first quarter of 2014, compared to $3.2 million the first quarter of 2013.

The following is a summary of the significant components of other noninterest expense:

(in thousands)	As of March 31, 2014	As of March 31, 2013
Other noninterest expense:
Legal and professional fees	$457	$522
Data processing	274	330
Marketing and public relations	251	244
Taxes - sales, capital, and franchise	172	147
Operating supplies	100	159
Travel and lodging	133	145
Net costs from other real estate and repossessions	184	267
Regulatory assessment	361	476
Other	869	907
Total other expense	$2,801	$3,197
Income Taxes.
The provision for income taxes for the three months ended March 31, 2014 and 2013 was $1.4 million and $1.1 million, respectively. The increase in the provision for income taxes is a result of higher income for the first quarter of 2014 when compared to the first quarter of 2013. The Company's statutory tax rate for the three month period ended March 31, 2014 was 34.5%; this is relatively unchanged from 34.5% for the first quarter of 2013.

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

The following interest sensitivity analysis is one measurement of interest rate risk and is set forth on the following table. This analysis, which we prepare monthly, reflects the contractual maturity characteristics of assets and liabilities over various time periods. This analysis does not factor in prepayments which may significantly change the report. This table includes nonaccrual loans in their respective maturity periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at March 31, 2014 shown below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.
	March 31, 2014
	Interest Sensitivity Within
(in thousands except for %)	3 Months Or Less	Over 3 Months thru 12 Months		Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$387,122		$29,049	$416,171	$293,740	$709,911
Securities (including FHLB stock)	36,182		6,438	43,620	579,580	620,700
Federal Funds Sold	252		-	252	-	252
Other earning assets	70,833		-	70,833	-	70,833
Total earning assets	$494,389		$35,487	$529,876	$873,320	$1,403,196

Source of Funds:
Interest-bearing accounts:
Demand deposits	$395,640	$		$395,640	$-	$395,640
Savings deposits	67,547		-	67,547	-	67,546
Time deposits	179,893		233,596	413,489	226,414	639,903
Short-term borrowings	10,189		-	10,189	-	10,189
Long-term borrowings			350	350		350
Noninterest-bearing, net	-		-	-	289,567	289,567
Total source of funds	$653,269		$233,946	$887,215	$515,981	$1,403,196

Period gap	$(158,880)		$(198,459)	$(357,339)	$357,339
Cumulative gap	$(158,880)		$(357,339)	$(357,339)	$-

Cumulative gap as a percent of earning assets	(11.3)%		(25.5)%	(25.5)%

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

Loans maturing within one year or less at March 31, 2014 totaled $135.7 million. At March 31, 2014, time deposits maturing within one year or less totaled $413.5 million.

The Company maintained a net borrowing capacity at the Federal Home Loan Bank totaling $106.1 million and $99.0 million at March 31, 2014 and December 31, 2013, respectively. We also maintain federal funds lines of credit at various correspondent banks with borrowing capacity of $70.5 million and a revolving line of credit for $2.5 million with an availability of $0.7 million as of March 31, 2014; this excludes the availability with the Federal Reserve Bank. The Company had a $1.8 million outstanding balance on these lines of credit as of March 31, 2014. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources.
The Company's capital position is reflected in stockholders’ equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Stockholders’ equity provides a source of permanent funding, allows for future growth and the ability to absorb unforeseen adverse developments. Total equity increased to $129.5 million as of March 31, 2014 from $123.4 million at December 31, 2013. The increase in stockholders' equity was the result of the increase in other comprehensive income totaling $4.4 million.  The earnings for the quarter are reduced by common dividends of $1.0 million and preferred dividends of $0.1 million for a total addition to the Company's retained earnings of $1.7 million.

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

At March 31, 2014, we satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.
	"Well Capitalized Minimums"	As of March 31, 2014	As of December 31, 2013
Tier 1 Leverage Ratio
Consolidated	5.00%	8.97%	9.14%
Bank	5.00%	8.99%	9.17%

Tier 1 Risk-based Capital Ratio
Consolidated	6.00%	13.88%	13.61%
Bank	6.00%	13.91%	13.66%

Total Risk-based Capital Ratio
Consolidated	10.00%	14.90%	14.71%
Bank	10.00%	14.93%	14.76%
At March 31, 2014, we satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.

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

Item 6.  Exhibits

The following exhibits are either field as part of this report or are incorporated herein by reference.

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
FIRST GUARANTY BANCSHARES, INC.

Date: May 15, 2014	By: /s/ Alton B. Lewis
Alton B. Lewis
Principal Executive Officer

Date: May 15, 2014	By: /s/ Eric J. Dosch
Eric J. Dosch
Principal Financial Officer
Secretary and Treasurer