Form 10-Q
period 2014-06-30
First Guaranty Bancshares, Inc.
filed 2014-08-14
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2014
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
Yes ☐ No ☒

As of August 1, 2014 the registrant had 6,291,332 shares of $1 par value common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents:
Cash and due from banks	$22,241	$60,819
Federal funds sold	268	665
Cash and cash equivalents	22,509	61,484

Interest-earning time deposits with banks	7,997	747

Investment securities:
Available for sale, at fair value	529,081	484,211
Held to maturity, at cost (estimated fair value of $141,689 and $141,642 respectively)	145,047	150,293
Investment securities	674,128	634,504

Federal Home Loan Bank stock, at cost	589	1,835
Loans held for sale	80	88

Loans, net of unearned income	736,220	703,166
Less: allowance for loan losses	8,415	10,355
Net loans	727,805	692,811

Premises and equipment, net	20,324	19,612
Goodwill	1,999	1,999
Intangible assets, net	1,901	2,073
Other real estate, net	860	3,357
Accrued interest receivable	6,295	6,258
Other assets	6,803	11,673
Total Assets	$1,471,290	$1,436,441

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing demand	$201,930	$204,291
Interest-bearing demand	391,507	391,350
Savings	69,052	65,445
Time	665,592	642,013
Total deposits	1,328,081	1,303,099

Short-term borrowings	1,800	5,788
Accrued interest payable	2,281	2,364
Long-term borrowings	1,755	500
Other liabilities	2,147	1,285
Total Liabilities	1,336,064	1,313,036

Stockholders' Equity
Preferred stock:
Series C - $1,000 par value - authorized 39,435 shares; issued and outstanding 39,435	39,435	39,435
Common stock:
$1 par value - authorized 100,600,000 shares; issued 6,294,227 shares	6,294	6,294
Surplus	39,387	39,387
Treasury stock, at cost, 2,895 shares	(54)	(54)
Retained earnings	50,722	47,477
Accumulated other comprehensive (loss) income	(558)	(9,134)
Total Stockholders' Equity	135,226	123,405
Total Liabilities and Stockholders' Equity	$1,471,290	$1,436,441

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2014	2013	2014	2013
Interest Income:
Loans (including fees)	$9,977	$9,189	$19,485	$18,285
Deposits with other banks	49	51	81	91
Securities (including FHLB stock)	3,283	3,236	6,624	6,604
Federal funds sold	-	-	-	1
Total Interest Income	13,309	12,476	26,190	24,981

Interest Expense:
Demand deposits	332	319	683	682
Savings deposits	8	11	16	25
Time deposits	1,958	2,485	3,925	4,991
Borrowings	28	38	58	75
Total Interest Expense	2,326	2,853	4,682	5,773

Net Interest Income	10,983	9,623	21,508	19,208
Less: Provision for loan losses	357	800	657	1,704
Net Interest Income after Provision for Loan Losses	10,626	8,823	20,851	17,504

Noninterest Income:
Service charges, commissions and fees	1,080	1,171	2,152	2,322
Net gains on securities	56	767	209	1,544
Net gains on sale of loans	(6)	(3)	(7)	2
Other	355	346	762	673
Total Noninterest Income	1,485	2,281	3,116	4,541

Noninterest Expense:
Salaries and employee benefits	3,953	3,616	7,784	7,173
Occupancy and equipment expense	1,009	1,005	2,002	1,985
Other	3,139	3,209	5,940	6,408
Total Noninterest Expense	8,101	7,830	15,726	15,566

Income Before Income Taxes	4,010	3,274	8,241	6,479
Less: Provision for income taxes	1,340	1,142	2,786	2,258
Net Income	2,670	2,132	5,455	4,221
Preferred Stock Dividends	(99)	(203)	(197)	(486)
Income Available to Common Shareholders	$2,571	$1,929	$5,258	$3,735

Per Common Share:
Cash dividends paid	$0.16	$0.16	$0.32	$0.32
Earnings	$0.41	$0.31	$0.84	$0.59

Weighted Average Common Shares Outstanding	6,291,332	6,291,332	6,291,332	6,291,332

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Net Income	$2,670	$2,132	$5,455	$4,221
Other comprehensive income:
Unrealized (losses) gains on securities:
Unrealized holding gains (losses) arising during the period	7,962	(15,820)	13,203	(16,371)
Reclassification adjustments for gains included in net income	(56)	(767)	(209)	(1,544)
Change in unrealized (losses) gains on securities	7,906	(16,587)	12,994	(17,915)
Tax impact	(2,688)	5,640	(4,418)	6,091
Other comprehensive income (loss)	5,218	(10,947)	8,576	(11,824)
Comprehensive Income (Loss)	$7,888	$(8,815)	$14,031	$(7,603)

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (unaudited)

	Series C					Accumulated
	Preferred	Common				Other
	Stock	Stock		Treasury	Retained	Comprehensive
	$1,000 Par	$1 Par	Surplus	Stock	Earnings	Income/(Loss)	Total
(in thousands, except per share data)
Balance December 31, 2012	$39,435	$6,294	$39,387	$(54)	$43,071	$6,048	$134,181
Net income	-	-	-	-	4,221		4,221
Other comprehensive income (loss)	-	-	-	-	-	(11,824)	(11,824)
Cash dividends on common stock ($0.32 per share)	-	-	-	-	(2,013)		(2,013)
Preferred stock dividend	-	-	-	-	(486)		(486)
Balance June 30, 2013 (unaudited)	$39,435	$6,294	$39,387	$(54)	$44,793	$(5,776)	$124,079

Balance December 31, 2013	$39,435	$6,294	$39,387	$(54)	$47,477	$(9,134)	$123,405
Net income	-	-	-	-	5,455	-	5,455
Other comprehensive income	-	-	-	-	-	8,576	8,576
Cash dividends on common stock ($0.32 per share)	-	-	-	-	(2,013)	-	(2,013)
Preferred stock dividend	-	-	-	-	(197)	-	(197)
Balance June 30, 2014 (unaudited)	$39,435	$6,294	$39,387	$(54)	$50,722	$(558)	$135,226

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(in thousands)	2014	2013
Cash Flows From Operating Activities
Net income	$5,455	$4,221
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	657	1,704
Depreciation and amortization	1,086	1,051
Amortization/Accretion of investments	983	1,027
Gain on calls and sales of securities	(209)	(1,544)
Gain on sale of assets	(10)	(17)
ORE write downs and loss on disposition	469	113
Net decrease in loans held for sale	8	557
FHLB stock dividends	(2)	(2)
Change in other assets and liabilities, net	1,133	3,502
Net Cash Provided By Operating Activities	9,570	10,612

Cash Flows From Investing Activities
Funds invested in certificates of deposits	(7,250)	(250)
Proceeds from maturities and calls of HTM securities	5,141	11,089
Proceeds from maturities, calls and sales of AFS securities	438,922	419,934
Funds invested in HTM securities	-	(107,616)
Funds Invested in AFS securities	(471,466)	(326,597)
Proceeds from sale/redemption of Federal Home Loan Bank stock	1,248	720
Funds invested in Federal Home Loan Bank stock	-	(720)
Net increase in loans	(36,323)	(60,496)
Purchase of premises and equipment	(1,608)	(1,111)
Proceeds from sales of premises and equipment	52	-
Proceeds from sales of other real estate owned	2,700	413
Net Cash Used In Investing Activities	(68,584)	(64,634)

Cash Flows From Financing Activities
Net increase in deposits	24,982	10,236
Net (decrease) in federal funds purchased and short-term borrowings	(3,988)	14,639
Proceeds from long-term borrowings	1,555	-
Repayment of long-term borrowings	(300)	(300)
Dividends paid	(2,210)	(2,499)
Net Cash Provided By Financing Activities	20,039	22,076

Net (Decrease) In Cash and Cash Equivalents	(38,975)	(31,946)
Cash and Cash Equivalents at the Beginning of the Period	61,484	86,233
Cash and Cash Equivalents at the End of the Period	$22,509	$54,287

Noncash Activities:
Loans transferred to foreclosed assets	$672	$2,270

Cash Paid During The Period:
Interest on deposits and borrowed funds	$4,765	$5,651
Income taxes	$2,800	$750

See Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements and the footnotes of First Guaranty Bancshares, Inc. (the “Company”) thereto should be read in conjunction with the audited financial statements and note disclosures for the Company previously filed with the Securities and Exchange Commission in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2013.

The consolidated financial statements include the accounts of First Guaranty Bancshares, Inc. and its wholly owned subsidiary First Guaranty Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are susceptible to significant change in the near term are the allowance for loan losses, valuation of goodwill, intangible assets and other purchase accounting adjustments.

Note 2. Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.  The amendments are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized.

These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additional disclosures are required.

The amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2014.  The adoption of this guidance is not expected to have a material impact upon the Company's financial statements.

Note 3. Securities

A summary comparison of securities by type at June 30, 2014 and December 31, 2013 is shown below.

	June 30, 2014				December 31, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S Treasuries	$24,000	$-	$-	$24,000	$36,000	$-	$-	$36,000
U.S. Government Agencies	333,176	12	(6,261)	326,927	302,816	-	(16,117)	286,699
Corporate debt securities	136,210	5,528	(494)	141,244	142,580	3,729	(1,828)	144,481
Mutual funds or other equity securities	564	-	(1)	563	564	-	(8)	556
Municipal bonds	35,977	584	(214)	36,347	16,091	384	-	16,475
Total available-for-sale securities	$529,927	$6,124	$(6,970)	$529,081	$498,051	$4,113	$(17,953)	$484,211

Held to maturity:
U.S. Government Agencies	$84,475	$-	$(2,650)	$81,825	$86,927	$-	$(5,971)	$80,956
Mortgage-backed securities	60,572	-	(708)	59,864	63,366	-	(2,680)	60,686
Total held to maturity securities	$145,047	$-	$(3,358)	$141,689	$150,293	$-	$(8,651)	$141,642

The scheduled maturities of securities at June 30, 2014 and December 31, 2013, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to call or prepayments.

	June 30, 2014		December 31, 2013
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available For Sale:
Due in one year or less	$35,947	$36,015	$45,610	$45,738
Due after one year through five years	243,521	244,877	190,239	189,238
Due after five years through 10 years	190,531	189,515	221,356	211,724
Over 10 years	59,928	58,674	40,846	37,511
Total available for sale securities	$529,927	$529,081	$498,051	$484,211

Held to Maturity:
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	5,000	4,913	-	-
Due after five years through 10 years	79,475	76,912	86,927	80,956
Over 10 years	-	-	-	-
Subtotal	84,475	81,825	86,927	80,956
Mortgage-backed Securities	60,572	59,864	63,366	60,686
Total held to maturity securities	$145,047	$141,689	$150,293	$141,642

At June 30, 2014 $509.7 million of the Company's securities were pledged to secure public fund deposits and borrowings. The pledged securities had a market value of $506.4 million as of June 30, 2014.

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at June 30, 2014.

				At June 30, 2014
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	-	$-	$-	-	$-	$-	-	$-	$-
U.S. Government agencies	-	-	-	72	261,914	(6,261)	72	261,914	(6,261)
Corporate debt securities	12	11,654	(37)	51	15,921	(457)	63	27,575	(494)
Mutual funds or other equity securities	-	-	-	1	499	(1)	1	499	(1)
Municipal bonds	18	20,022	(214)	-	-	-	18	20,022	(214)
Total available-for-sale securities	30	$31,676	$(251)	124	$278,334	$(6,719)	154	$310,010	$(6,970)

Held to maturity:
U.S. Government agencies	-	-	-	20	81,825	(2,650)	20	81,825	(2,650)
Mortgage-backed securities	2	6,728	(4)	24	53,136	(704)	26	59,864	(708)
Total held to maturity	2	$6,728	$(4)	44	$134,961	$(3,354)	46	$141,689	$(3,358)

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at December 31, 2013.

				At December 31, 2013
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	3	$26,000	$-	-	$-	$-	3	$26,000	$-
U.S. Government agencies	65	218,047	(11,110)	21	68,652	(5,007)	86	286,699	(16,117)
Corporate debt securities	154	39,555	(1,378)	22	5,173	(450)	176	44,728	(1,828)
Mutual funds or other equity securities	1	492	(8)	-	-	-	1	492	(8)
Total available for sale	223	$284,094	$(12,496)	43	$73,825	$(5,457)	266	$357,919	$(17,953)

Held to maturity:
U.S. Government agencies	14	$50,520	$(3,743)	7	$30,436	$(2,228)	21	$80,956	$(5,971)
Mortgage-backed securities	26	60,686	(2,680)	-	-	-	26	60,686	(2,680)
Total held to maturity	40	$111,206	$(6,423)	7	$30,436	$(2,228)	47	$141,642	$(8,651)

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

At June 30, 2014, the Company's exposure to bond issuers that exceeded 10% of stockholders’ equity is below:

	At June 30, 2014
(in thousands)	Amortized Cost	Fair Value
U.S Treasury	$24,000	$24,000
Federal Home Loan Bank (FHLB)	157,598	153,789
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	62,852	61,706
Federal National Mortgage Association (Fannie Mae-FNMA)	116,859	114,473
Federal Farm Credit Bank (FFCB)	140,913	138,648
Total	$502,222	$492,616

Note 4. Loans

The following table summarizes the components of the Company's loan portfolio as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$49,568	6.7%	$47,550	6.7%
Farmland	13,942	1.9%	9,826	1.4%
1- 4 Family	109,961	14.9%	103,764	14.7%
Multifamily	13,563	1.8%	13,771	2.0%
Non-farm non-residential	338,633	45.9%	336,071	47.7%
Total Real Estate	525,667	71.2%	510,982	72.5%
Non-Real Estate:
Agricultural	28,179	3.8%	21,749	3.1%
Commercial and industrial	162,625	22.0%	151,087	21.4%
Consumer and other	21,455	3.0%	20,917	3.0%
Total Non-Real Estate	212,259	28.8%	193,753	27.5%
Total loans before unearned income	737,926	100.0%	704,735	100.0%
Unearned income	(1,706)		(1,569)
Total loans net of unearned income	$736,220		$703,166

The following table summarizes fixed and floating rate loans by contractual maturity as of June 30, 2014 and December 31, 2013 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	June 30, 2014			December 31, 2013
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$53,348	$61,840	$115,188	$60,642	$70,602	$131,244
One to five years	222,359	206,738	429,097	220,490	209,587	430,077
Five to 15 years	101,333	54,552	155,885	71,655	26,076	97,731
Over 15 years	14,137	9,417	23,554	8,503	22,695	31,198
Subtotal	$391,177	$332,547	723,724	$361,290	$328,960	690,250
Nonaccrual loans			14,202			14,485
Total loans before unearned income			737,926			704,735
Unearned income			(1,706)			(1,569)
Total loans net of unearned income			$736,220			$703,166

As of June 30, 2014 $193.4 million of floating rate loans were at their interest rate floor. At December 31, 2013 $209.5 million of floating rate loans were at the floor rate. Nonaccrual loans have been excluded from these totals.

The following tables present the age analysis of past due loans at June 30, 2014 and December 31, 2013:

	As of June 30, 2014
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$113	$568	$681	$48,887	$49,568	$-
Farmland	109	154	263	13,679	13,942	-
1 - 4 family	3,543	5,218	8,761	101,200	109,961	379
Multifamily	-	-	-	13,563	13,563	-
Non-farm non-residential	1,047	6,370	7,417	331,216	338,633	-
Total Real Estate	4,812	12,310	17,122	508,545	525,667	379
Non-Real Estate:
Agricultural	344	392	736	27,443	28,179	-
Commercial and industrial	826	1,874	2,700	159,925	162,625	-
Consumer and other	50	5	55	21,400	21,455	-
Total Non-Real Estate	1,220	2,271	3,491	208,768	212,259	-
Total loans before unearned income	$6,032	$14,581	$20,613	$717,313	$737,926	$379
Unearned income					(1,706)
Total loans net of unearned income					$736,220

The following tables present the age analysis of past due loans for the periods indicated:

	As of December 31, 2013
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$100	$73	$173	$47,377	$47,550	$-
Farmland	-	130	130	9,696	9,826	-
1 - 4 family	3,534	4,662	8,196	95,568	103,764	414
Multifamily	-	-	-	13,771	13,771	-
Non-farm non-residential	154	7,539	7,693	328,378	336,071	-
Total Real Estate	3,788	12,404	16,192	494,790	510,982	414
Non-Real Estate:
Agricultural	-	526	526	21,223	21,749	-
Commercial and industrial	63	1,946	2,009	149,078	151,087	-
Consumer and other	123	23	146	20,771	20,917	-
Total Non-Real Estate	186	2,495	2,681	191,072	193,753	-
Total loans before unearned income	$3,974	$14,899	$18,873	$685,862	$704,735	$414
Unearned income					(1,569)
Total loans net of unearned income					$703,166

The tables above include $14.2 million and $14.5 million of nonaccrual loans for June 30, 2014 and December 31, 2013, respectively. See the tables below for more detail on nonaccrual loans.

The following is a summary of nonaccrual loans by class for the periods indicated:

in thousands)	As of June 30, 2014	As of December 31, 2013
Real Estate:
Construction & land development	$568	$73
Farmland	154	130
1 - 4 family	4,839	4,248
Multifamily	-	-
Non-farm non-residential	6,370	7,539
Total Real Estate	11,931	11,990
Non-Real Estate:
Agricultural	392	526
Commercial and industrial	1,874	1,946
Consumer and other	5	23
Total Non-Real Estate	2,271	2,495
Total Nonaccrual Loans	$14,202	$14,485

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

The following table identifies the credit exposure of the loan portfolio by specific credit ratings as of the dates indicated:

	As of June 30, 2014					As of December 31, 2013
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Construction & land development	$43,861	$1,298	$4,409	$-	$49,568	$40,286	$1,330	$5,934	$-	$47,550
Farmland	13,773	100	69	-	13,942	9,631	85	110	-	9,826
1 - 4 family	94,515	5,728	9,718	-	109,961	89,623	4,060	10,081	-	103,764
Multifamily	5,754	6,470	1,339	-	13,563	5,884	5,936	1,951	-	13,771
Non-farm non-residential	308,729	10,522	19,382	-	338,633	305,992	9,196	20,883	-	336,071
Total Real Estate	466,632	24,118	34,917	-	525,667	451,416	20,607	38,959	-	510,982
Non-Real Estate:
Agricultural	27,923	9	247	-	28,179	21,486	11	252	-	21,749
Commercial and industrial	153,062	8,979	584	-	162,625	149,930	592	565	-	151,087
Consumer and other	21,267	140	48	-	21,455	20,720	117	80	-	20,917
Total Non-Real Estate	202,252	9,128	879	-	212,259	192,136	720	897	-	193,753
Total loans before unearned income	$668,884	$33,246	$35,796	$-	$737,926	$643,552	$21,327	$39,856	$-	$704,735
Unearned income					(1,706)					(1,569)
Total loans net of unearned income					$736,220					$703,166

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

A summary of changes in the allowance for loan losses, by portfolio type, for the six months ended June 30, 2014 and 2013 are as follows:

	As of June 30,
	2014					2013
(in thousands)	Beginning Allowance (12/31/13)	Charge-offs	Recoveries	Provision	Ending Allowance (6/30/14)	Beginning Allowance (12/31/12)	Charge-offs	Recoveries	Provision	Ending Allowance(6/30/13)
Real Estate:
Construction & land development	$1,530	$(1,032)	$2	$(59)	$441	$1,098	$(233)	$1	$374	$1,240
Farmland	17	-	-	3	20	50	-	61	(78)	33
1 - 4 family	1,974	(182)	38	(254)	1,576	2,239	(161)	28	35	2,141
Multifamily	376	-	28	20	424	284	-	-	292	576
Non-farm non-residential	3,607	(1,264)	8	921	3,272	3,666	(947)	2	555	3,276
Total real estate	7,504	(2,478)	76	631	5,733	7,337	(1,341)	92	1,178	7,266
Non-Real Estate:
Agricultural	46	(2)	1	(7)	38	64	(21)	3	25	71
Commercial and industrial	2,176	(149)	10	(186)	1,851	2,488	(679)	57	411	2,277
Consumer and other	208	(157)	102	35	188	233	(124)	144	(33)	220
Unallocated	421	-	-	184	605	220	-	-	123	343
Total Non-Real Estate	2,851	(308)	113	26	2,682	3,005	(824)	204	526	2,911
Total	$10,355	$(2,786)	$189	$657	$8,415	$10,342	$(2,165)	$296	$1,704	$10,177

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio.  The result is an allocation of the loan loss reserve from one category to another.

A summary of the allowance and loans individually and collectively evaluated for impairment are as follows:

	As of June 30, 2014
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$90	$351	$441	$4,258	$45,310	$49,568
Farmland	-	20	20	-	13,942	13,942
1 - 4 family	42	1,534	1,576	2,871	107,090	109,961
Multifamily	299	125	424	1,339	12,224	13,563
Non-farm non-residential	216	3,056	3,272	17,734	320,899	338,633
Total Real Estate	647	5,086	5,733	26,202	499,465	525,667
Non-Real Estate:
Agricultural	-	38	38	-	28,179	28,179
Commercial and industrial	-	1,851	1,851	-	162,625	162,625
Consumer and other	-	188	188	-	21,455	21,455
Unallocated	-	605	605	-	-	-
Total Non-Real Estate	-	2,682	2,682	-	212,259	212,259
Total	$647	$7,768	$8,415	$26,202	$711,724	$737,926
Unearned Income						(1,706)
Total loans net of unearned income						$736,220

	As of December 31, 2013
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$1,166	$364	$1,530	$5,777	$41,773	$47,550
Farmland	-	17	17	-	9,826	9,826
1 - 4 family	25	1,949	1,974	2,868	100,896	103,764
Multifamily	304	72	376	1,951	11,820	13,771
Non-farm non-residential	1,053	2,554	3,607	19,279	316,792	336,071
Total Real Estate	2,548	4,956	7,504	29,875	481,107	510,982
Non-Real Estate:
Agricultural	-	46	46	-	21,749	21,749
Commercial and industrial	-	2,176	2,176	-	151,087	151,087
Consumer and other	-	208	208	-	20,917	20,917
Unallocated	-	421	421	-	-	-
Total Non-Real Estate	-	2,851	2,851	-	193,753	193,753
Total	$2,548	$7,807	$10,355	$29,875	$674,860	$704,735
Unearned Income						(1,569)
Total loans net of unearned income						$703,166

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

The following is a summary of impaired loans by class as of the date indicated:

	As of June 30, 2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$451	$1,483	$-	$1,351	$25	$33
Farmland	-	-	-	-	-	-
1 - 4 family	809	1,016	-	799	26	27
Multifamily	-	-	-	602	23	24
Non-farm non-residential	8,305	13,272	-	8,720	266	160
Total Real Estate	9,565	15,771	-	11,472	340	244
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-
Total Impaired Loans with no related allowance	9,565	15,771	-	11,472	340	244

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	3,807	3,807	90	3,937	171	171
Farmland	-	-	-	-	-	-
1 - 4 family	2,062	2,073	42	2,067	67	73
Multifamily	1,339	1,339	299	1,341	40	40
Non-farm non-residential	9,429	9,429	216	9,444	225	230
Total Real Estate	16,637	16,648	647	16,789	503	514
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-
Total Impaired Loans with an allowance recorded	16,637	16,648	647	16,789	503	514

Total Impaired Loans	$26,202	$32,419	$647	$28,261	$843	$758

The following is a summary of impaired loans by class as of the date indicated:

	As of December 31, 2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$-	$-	$-	$599	$35	$36
Farmland	-	-	-	-	-	-
1 - 4 family	441	441	-	472	28	35
Multifamily	607	607	-	5,890	359	382
Non-farm non-residential	4,722	5,456	-	7,579	425	527
Total Real Estate	5,770	6,504	-	14,540	847	980
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	-	-	-	1,472	134	162
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	1,472	134	162
Total Impaired Loans with no related allowance	5,770	6,504	-	16,012	981	1,142

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	5,777	5,777	1,166	6,345	383	360
Farmland	-	-	-	-	-	-
1 - 4 family	2,427	2,620	25	1,643	121	107
Multifamily	1,344	1,344	304	1,348	89	96
Non-farm non-residential	14,557	17,469	1,053	14,868	775	573
Total Real Estate	24,105	27,210	2,548	24,204	1,368	1,136
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-
Total Impaired Loans with an allowance recorded	24,105	27,210	2,548	24,204	1,368	1,136

Total Impaired Loans	$29,875	$33,714	$2,548	$40,216	$2,349	$2,278

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

The following table identifies the Troubled Debt Restructurings as of June 30, 2014 and December 31, 2013:

Troubled Debt Restructurings	June 30, 2014				December 31, 2013
	Accruing Loans				Accruing Loans
(in thousands)	Current	30-89 Days Past Due	Nonaccrual	Total TDRs	Current	30-89 Days Past Due	Nonaccrual	Total TDRs
Real Estate:
Construction & land development	$-	$-	$-	$-	$-	$-	$-	$-
Farmland	-	-	-	-	-	-	-	-
1-4 Family	-	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-	-
Non-farm non residential	3,006	-	230	3,236	3,006	-	230	3,236
Total Real Estate	3,006	-	230	3,236	3,006	-	230	3,236
Non-Real Estate:
Agricultural	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-	-	-
Total	$3,006	$-	$230	$3,236	$3,006	$-	$230	$3,236

The following table discloses TDR activity for the six months ended June 30, 2014.

Trouble Debt Restructured Loans Activity Six Months Ended June 30, 2014
(in thousands)	Beginning balance December 31, 2013	New TDRs	Charge-offs post- modification	Transferred to ORE	Paydowns	Construction to permanent financing	Restructured to market terms	Ending balance June 30, 2014
Real Estate:
Construction & land development	$-	$-	$-	$-	$-	$-	$-	$-
Farmland	-	-	-	-	-	-	-	-
1 - 4 family	-	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-	-
Non-farm non-residential	3,236	-	-	-	-	-	-	3,236
Total Real Estate	3,236	-	-	-	-	-	-	3,236
Non-Real Estate:
Agricultural	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-	-	-
Total Impaired Loans with no related allowance	$3,236	$-	$-	$-	$-	$-	$-	$3,236

There were no commitments to lend additional funds to debtors whose terms have been modified in a troubled debt restructuring at June 30, 2014.

Note 6. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to impairment testing. Other intangible assets continue to be amortized over their useful lives. The Company's goodwill is the difference in purchase price over the fair value of net assets acquired from its acquisition of Homestead Bancorp in 2007. Goodwill totaled $2.0 million at June 30, 2014 and December 31, 2013. No impairment charges have been recognized on the Company's intangible assets. Mortgage servicing rights were relatively unchanged totaling $0.1 million at June 30, 2014 and December 31, 2013. Other intangible assets recorded include core deposit intangibles, which are subject to amortization. The weighted-average amortization period remaining for the Company's core deposit intangibles is 5.8 years. The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions.

Note 7. Other Real Estate (ORE)

Other real estate owned consists of the following at the dates indicated:

(in thousands)	June 30, 2014	December 31, 2013
Real Estate Owned Acquired by Foreclosure:
Residential	$450	$1,803
Construction & land development	143	754
Non-farm non-residential	267	800
Total Other Real Estate Owned and Foreclosed Property	$860	$3,357

Loans secured by one to four family residential properties in the process of foreclosure totaled $0.6 million as of June 30, 2014.

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

Below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at June 30, 2014 and December 31, 2013:

Contract Amount
(in thousands)	June 30, 2014	December 31, 2013
Commitments to Extend Credit	$49,958	$30,516
Unfunded Commitments under lines of credit	$104,636	$115,311
Commercial and Standby letters of credit	$7,717	$7,695

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

Note 9. Accumulated Other Comprehensive Income

The following table details the changes in the single component of accumulated other comprehensive income for the six months ended June 30, 2014:

(in thousands)	Unrealized Gain (Loss) on Securities Available for Sale
Accumulated Other Comprehensive (Loss) Income:
Balance December 31, 2013	$(9,134)
Reclassification adjustments to net income:
Realized gains on securities	(209)
Provision for income taxes	71
Unrealized gains arising during the period, net of tax	8,714
Balance June 30, 2014	$(558)

The following table details the changes in the single component of accumulated other comprehensive income for the six months ended June 30, 2013:

(in thousands)	Unrealized Gain (Loss) on Securities Available for Sale
Accumulated Other Comprehensive (Loss) Income:
Balance December 31, 2012	$6,048
Reclassification adjustments to net income:
Realized gains on securities	(1,544)
Provision for income taxes	538
Unrealized losses arising during the period, net of tax	(10,818)
Balance June 30, 2013	$(5,776)

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified within Level 3 in the Company's portfolio as of June 30, 2014 include municipal bonds and one preferred equity security.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	June 30, 2014	December 31, 2013
Available for Sale Securities Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$72,548	$36,492
Level 2: Significant Other Observable Inputs	451,174	441,885
Level 3: Significant Unobservable Inputs	5,359	5,834
Securities available for sale measured at fair value	$529,081	$484,211

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

The change in Level 1 securities available for sale from December 31, 2013 was due principally to the purchase of agency bonds $43.5 million.

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of June 30, 2014 and December 31, 2013, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At June 30, 2014	At December 31, 2013
Fair Value Measurements Using: Impaired Loans
Level 1: Quoted Prices in Active Markets For Identical Assets	$-	$-
Level 2: Significant Other Observable Inputs	2,587	9,282
Level 3: Significant Unobservable Inputs	14,050	14,823
Impaired loans measured at fair value	$16,637	$24,105

Fair Value Measurements Using: Other Real Estate Owned
Level 1: Quoted Prices in Active Markets For Identical Assets	$-	$-
Level 2: Significant Other Observable Inputs	860	3,357
Level 3: Significant Unobservable Inputs	-	-
Other real estate owned measured at fair value	$860	$3,357

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

Accrued interest payable.

The carrying amount of accrued interest payable approximates its fair value

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

The estimated fair values and carrying values of the financial instruments at June 30, 2014 and December 31, 2013 are presented in the following table:

	June 30, 2014		December 31, 2013
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Cash and cash equivalents	$22,509	$22,509	$61,484	$61,484
Securities, available for sale	529,081	529,081	484,211	484,211
Securities, held to maturity	145,047	141,689	150,293	141,642
Federal Home Loan Bank stock	589	589	1,835	1,835
Loans, net	736,220	735,784	703,166	703,025
Accrued interest receivable	6,295	6,295	6,258	6,258

Liabilities
Deposits	$1,328,081	$1,298,877	$1,303,099	$1,265,898
Borrowings	3,555	3,555	6,288	6,288
Accrued interest payable	2,281	2,281	2,364	2,364

There is no material difference between the contract amount and the estimated fair value of off-balance sheet items that are primarily comprised of short-term unfunded loan commitments that are generally at market prices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis is intended to highlight the significant factors affecting the Company's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data at June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly the Company's financial position and results of operations for such periods.

First Guaranty Bancshares, Inc. is a bank holding company headquartered in Hammond, LA with one wholly owned subsidiary, First Guaranty Bank. First Guaranty Bank is a Louisiana chartered commercial bank with 21 banking facilities including one drive-up only facility, located throughout Southeast, Southwest and North Louisiana. The Company emphasizes personal relationships and localized decision making to ensure that products and services are matched to customer needs. The Company competes for business principally on the basis of personal service to customers, customer access to officers and directors and competitive interest rates and fees.

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

Second Quarter and Six Months Ended 2014 Financial Overview

Financial highlights for the second quarter and six months ending June 30, 2014 and 2013 are as follows:

●
Net income for the second quarter of 2014 and 2013 was $2.7 million and $2.1 million, respectively.  Net income for the six months ended June 30, 2014 was $5.5 million compared to $4.2 million for the six months ended June 30, 2013. The increase in net income for 2014 was the result of higher loan interest income, lower interest expense, and lower loan provision expense compared to the same period in 2013.

●
Net income available to common shareholders after preferred stock dividends was $2.6 million and $1.9 million for the second quarter of 2014 and 2013, respectively. Net income available to common shareholders after preferred stock dividends was $5.3 million and $3.7 million for the six months ended June 30, 2014 and 2013, respectively. The dividends on preferred stock decreased $0.3 million to $0.2 million for the six months ended June 30, 2014 when compared to $0.5 million for the same period in 2013. This decrease is the result of the Company qualifying for a lower dividend rate due to the increase in qualified small business loans as a part of the U.S. Treasury’s Small Business Lending Fund (“SBLF”) program.

●	Earnings per common share were $0.41 and $0.31 for the second quarter of 2014 and 2013 and $0.84 and $0.59 for the six months ended June 30, 2014 and 2013, respectively.

●
Net interest income for the second quarter of 2014 was $11.0 million compared to $9.6 million for the same period in 2013.  Net interest income for the six months ended June 30, 2014 was $21.5 million compared to $19.2 million for the same period in 2013.

●	The provision for loan losses for the first six months of 2014 was $0.7 million compared to $1.7 million for the same period in 2013.

●	The Company charged off $2.8 million in loan balances for the first six months of 2014 compared to $2.2 million for the same period in 2013. The amounts charged off in 2014 were partial charge offs concentrated in three loan relationships. The charge offs were provided for in prior periods as specific reserves for these loans.

●	The net interest margin for the first six months of 2014 was 3.08% which was an increase of 25 basis points from the net interest margin of 2.83% for the first six months of 2013. The Company attributes the improvement in the net interest margin to the continual transition from securities to loans and the continued reduction in interest expense over the last year.

●
Total assets at June 30, 2014 increased $34.8 million or 2.4% to $1.47 billion when compared to $1.44 billion at December 31, 2013. The increase in assets was from an increase in loans and securities that was partially offset by a decrease in cash.

●
Investment securities totaled $674.1 million at June 30, 2014, an increase of $39.6 million when compared to $634.5 million at December 31, 2013. At June 30, 2014, available for sale securities, at fair value, totaled $529.1 million, an increase of $44.9 million when compared to $484.2 million at December 31, 2013. At June 30, 2014, held to maturity securities, at amortized cost, totaled $145.0 million, a decrease of $5.3 million when compared to $150.3 million at December 31, 2013.

●	The weighted average life of the securities portfolio at June 30, 2014 was 5.1 years a decline of 0.6 years when compared to the average life of 5.7 years at December 31, 2013.

●
The net loan portfolio at June 30, 2014 totaled $727.8 million, a net increase of $35.0 million from the December 31, 2013 net loan portfolio of $692.8 million. Net loans are reduced by the allowance for loan losses which totaled $8.4 million at June 30, 2014 and $10.4 million at December 31, 2013.  Total loans net of unearned income were $736.2 million at June 30, 2014 compared to $703.2 million at December 31, 2013.

●	Total impaired loans decreased $3.7 million at June 30, 2014 to $26.2 million compared to $29.9 million at December 31, 2013.

●	Loans classified as Troubled Debt Restructurings ("TDRs") stayed constant at $3.2 million for June 30, 2014 and December 31, 2013.

●	Other real estate decreased $2.5 million to $0.9 million at June 30, 2014 from $3.4 million at December 31, 2013.

●
Return on average assets for the three months ended June 30, 2014 and June 30, 2013 was 0.75% and 0.61%, respectively.  Return on average assets for the six months ended June 30, 2014 and June 30, 2013 was 0.77% and 0.61%, respectively.  Return on average common equity for the three months ended June 30, 2014 and June 30, 2013 was 11.17% and 8.12%, respectively.  Return on average common shareholders’ equity for the six months ended June 30, 2014 and June 30, 2013 was 11.30% and 7.91%, respectively.  Return on average assets is calculated by dividing annualized net income before preferred dividends by average assets.  Return on average common shareholders’ equity is calculated by dividing net income available to common shareholders by average common shareholders’ equity.

●
Book value per common share was $15.23 as of June 30, 2014 compared to $13.45 as of June 30, 2013.  The increase in book value is due to the changes in accumulated other comprehensive income/loss (“AOCI”) and an increase in retained earnings. Our AOCI is comprised of unrealized gains and losses on available for sale securities.

●
The Company's Board of Directors declared cash dividends of $0.16 per common share in the second quarter of 2014 and 2013. Cash dividends declared for the six months ended June 30, 2014 and 2013 were $0.32 per common share.  The Company has paid 84 consecutive quarterly dividends as of June 30, 2014.

Financial Condition

Changes in Financial Condition from December 31, 2013 to June 30, 2014

General.

Total assets at June 30, 2014 increased $34.8 million or 2.4% to $1.47 billion when compared to $1.44 billion at December 31, 2013. The increase in assets was from an increase in loans and securities that was partially offset by a decrease in cash.

Investment Securities.

Investment securities at June 30, 2014 totaled $674.1 million, an increase of $39.6 million compared to $634.5 million at December 31, 2013. The increase is primarily attributed to the deployment of surplus cash into short term investment securities.  The investment portfolio consisted of available for sale securities at their fair market value total of $529.1 million and held to maturity securities at amortized cost total of $145.0 million.

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

During the second quarter of 2013, the Company diversified its investment portfolio with agency mortgage backed securities as a strategy to increase cash flow and manage interest rate risk.  A total of $66 million in mortgage backed securities were purchased and placed into the held to maturity category.  These securities have a forecasted average life of 5 to 7 years and are used to collateralize public funds deposits.  Management believes that the Company has the intent and ability to hold these securities to maturity.  As of June 30, 2014, the balance of agency mortgage backed securities was $60.6 million.

At June 30, 2014, $35.9 million or 5.3% of the securities portfolio was scheduled to mature in less than one year. Securities, not including mortgage backed securities, with contractual maturity dates over 10 years totaled $59.9 million or 8.9% of the total portfolio. The weighted average contractual maturity of the securities portfolio was 5.1 years at June 30, 2014 compared to 5.7 years at December 31, 2013. The Company attributes the decrease in contractual maturity from December 31, 2013 to June 30, 2014 to its plan to continually shorten the maturity of the investment portfolio to reduce interest rate risk.  The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates. Prepayments of mortgages that collateralize mortgage-backed securities also affect the maturity of the securities portfolio.  Based on internal forecasts as of June 30, 2014, management believes that the securities portfolio has a forecasted weighted average life of approximately 4.8 years based on the current interest rate environment.  A parallel interest rate shock of 400 basis points is forecasted to increase the weighted average life of the portfolio to approximately 5.4 years.

Average securities as a percentage of average interest-earning assets were 44.7% for the six month period ended June 30, 2014 and 46.8 % for the same period in 2013. At June 30, 2014, the U.S Government and Government agency securities and municipal bonds qualified as securities available to collateralize repurchase agreements and public funds. Securities pledged totaled $509.7 million at June 30, 2014 and $503.1 million at December 31, 2013. See Note 3 of the Notes to Consolidated Financial Statements for more information on investment securities.

Loans.

Average loans as a percentage of average interest-earning assets were 50.5% for the six month period ended June 30, 2014 and 47.6% for the same period in 2013. Net loans increased $35.0 million or 5.1% to $727.8 million from $692.8 million at December 31, 2013. As we have increased our loans to qualified small businesses, as a part of the SBLF program, our preferred dividend on our SBLF capital has decreased to $0.1 million for the second quarter of 2014 from $0.2 million for the second quarter in 2013. Year to date 2014 the Company has paid $0.2 million on the SBLF capital compared to $0.5 million for the same period in 2013.  The Company is at the contractual minimum dividend rate on the SBLF capital.  The Company expects to pay the contractual minimum dividend rate of 1.0% through December 31, 2015.  There are no significant concentrations of credit to any individual borrower. As of June 30, 2014, 71.2% of our loan portfolio was secured primarily or secondarily by real estate. The largest portion of our loan portfolio, at 45.9%, is non-farm non-residential loans secured by real estate.  Approximately 45% of the loan portfolio is based on a floating rate as of June 30, 2014.  74% of the loan portfolio is scheduled to mature within 5 years.

Net loans are reduced by the allowance for loan losses which totaled $8.4 million at June 30, 2014 and $10.4 million at December 31, 2013. Loan charge-offs totaled $2.8 million during the first six months of 2014 and $2.2 million during the same period in 2013. Recoveries totaled $0.2 million during the first six months of 2014 and $0.3 million during the first six months of 2013. See Note 4 of the Notes to Consolidated Financial Statements for more information on loans and Note 5 for information on the allowance for loan losses.

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

(in thousands)	June 30, 2014	December 31, 2013
Nonaccrual loans:
Real Estate:
Construction and land development	$568	$73
Farmland	154	130
1 - 4 family residential	4,839	4,248
Multifamily	-	-
Non-farm non-residential	6,370	7,539
Total Real Estate	11,931	11,990
Non-Real Estate:
Agricultural	392	526
Commercial and industrial	1,874	1,946
Consumer and other	5	23
Total Non-Real Estate	2,271	2,495
Total nonaccrual loans	14,202	14,485

Loans 90 days and greater delinquent & accruing:
Real Estate:
Construction and land development	-	-
Farmland	-	-
1 - 4 family residential	379	414
Multifamily	-	-
Non-farm non-residential	-	-
Total Real Estate	379	414
Non-Real Estate:
Agricultural	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total Non-Real Estate	-	-
Total loans 90 days and greater delinquent & accruing	379	414

Total nonperforming loans	$14,581	$14,899

Real Estate Owned:
Real Estate Loans:
Construction and land development	143	754
Farmland	-	-
1 - 4 family residential	450	1,803
Multifamily	-	-
Non-farm non-residential	267	800
Total Real Estate	860	3,357
Non-Real Estate Loans:
Agricultural	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total Non-Real Estate	-	-
Total Real Estate Owned	860	3,357

Total nonperforming assets	$15,441	$18,256

Nonperforming assets to total loans	2.1%	2.6%
Nonperforming assets to total assets	1.05%	1.27%

(in thousands)	June 30, 2014	December 31, 2013
Restructured Loans:
In Compliance with Modified Terms	$3,006	$3,006
Past Due 30 through 89 days and still accruing	-	-
Past Due 90 days and greater and still accruing	-	-
Nonaccrual	230	230
Restructured Loans that subsequently defaulted	-	-
Total Restructured Loans	$3,236	$3,236

At June 30, 2014, nonperforming assets totaled $15.4 million compared to $18.3 million at December 31, 2013; a decrease of $2.8 million or 15.4%. Management has not identified additional information on any loans not already included in impaired loans or the nonperforming assets that indicates possible credit problems that could cause doubt as to the ability of borrowers to comply with the loan repayment terms in the future. Nonperforming assets consist of loans 90 days or greater delinquent and still accruing, nonaccrual loans, and other real estate.

At June 30, 2014 loans 90 days or greater delinquent and still accruing totaled $0.4 million; no material difference compared to the $0.4 million at December 31, 2013.

At June 30, 2014 nonaccrual loans totaled $14.2 million; a decrease of $0.3 million or 2.0% compared to nonaccrual loans of $14.5 million at December 31, 2013. Nonaccrual loans were concentrated in 4 credit relationships for a total of $6.3 million or 44.5% of nonaccrual loans at June 30, 2014.

Other real estate owned at June 30, 2014 totaled $0.9 million; a decrease of $2.5 million from $3.4 million at December 31, 2013.  The decrease in other real estate was concentrated in the sale of a large 1-4 family residential property and a commercial building.

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

Provisions made pursuant to these processes totaled $0.7 million in the first six months of 2014 as compared to $1.7 million for the same period in 2013. The provisions made in the first six months of 2014 were taken to provide for current loan losses and to maintain the allowance proportionate to risks inherent in the loan portfolio. Total charge-offs were $2.8 million for first six months of 2014 as compared to $2.2 million for the same period in 2013.  Recoveries totaled $0.2 million during the first six months of 2014 and $0.3 million during the first six months of 2013. For more information, see Note 5 to Consolidated Financial Statements.

Comparing June 30, 2014 to June 30, 2013, the decline in allowance provision is attributed to improvement in the credit quality of the loan portfolio and to the fact that the impaired loan portfolio did not suffer additional declines in estimated fair value. The credit quality improvements were across most loan portfolio types with the largest improvement in non-farm non-residential loans, commercial and industrial loans, and construction and land development.

The Company has charged off $2.8 million in loan balances during the first six months of 2014.  The charged-off loan balances were concentrated in 3 loan relationships which totaled $2.2 million or 78.6% of the total charged off amount. The charge offs were substantially provided for in prior periods as specific reserves for these loans.  The details of the charged off loans in excess of $0.4 million are as follows:

1.
The Company charged off $1.0 million for a business loan principally secured by land.  The loan had a balance of $1.4 million with a specific reserve of $1.0 million at December 31, 2013.  In the second quarter of 2014 a partial charge-off was recorded in the amount of the specific reserve to reduce the principal amount to the anticipated realizable amount from the liquidation of collateral.  The loan is in non-accrual with a current principal balance of $0.5 million at June 30, 2014.

2.
The Company charged off $0.6 million on a non-farm non-residential loan secured by a hotel.  The non-accrual loan had further deterioration in value which required the additional write down. The loan is in non-accrual with a current principal balance of $0.8 million at June 30, 2014.

3.
The Company charged off $0.6 million on a second non-farm non-residential loan secured by a hotel. The non-accrual loan had further deterioration in value which required the additional write down. The loan is in non-accrual with a current principal balance of $2.9 million at June 30, 2014.

The remaining $0.6 million of charge-offs for the first six months of 2014 were comprised of smaller loans and overdrawn deposit accounts.

All accrued but uncollected interest related to a loan is deducted from income in the period the loan is placed on nonaccrual. During the period a loan is in nonaccrual status, any cash receipts are first applied to the principal balance. Once the principal balance has been fully recovered, any residual amounts are applied to expenses resulting from the collection of the payment and to the recovery of any reversed interest income and interest income that would have been due had the loan not been nonaccrual. As of June 30, 2014 and December 31, 2013 the Company had nonaccrual loans totaling $14.2 million and $14.5 million, respectively. The allowance for loan losses at June 30, 2014 was $8.4 million or 1.1% of total loans and 57.7% of nonperforming loans. See Note 4 and 5 of the Notes to Consolidated Financial Statements for more information on loans and the allowance for loan losses.

Other information relating to loans, the allowance for loan losses and other pertinent statistics follows.

(in thousands)	June 30, 2014	June 30, 2013
Loans:
Average outstanding balance	$711,904	$648,344
Balance at end of period	$736,220	$685,857

Allowance for Loan Losses:
Balance at beginning of year	$10,355	$10,342
Charge-offs	(2,786)	(2,165)
Recoveries	189	296
Provision	657	1,704
Balance at end of period	$8,415	$10,177

Deposits.

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. In this regard, we regularly assess our funding needs, deposit pricing and interest rate outlooks. From December 31, 2013 to June 30, 2014, total deposits increased $25.0 million, or 1.9%, to $1.3 billion at June 30, 2014. Noninterest-bearing demand deposits decreased $2.4 million from December 31, 2013 to June 30, 2014. Interest-bearing demand deposits stayed relatively constant when comparing June 30, 2014 to December 31, 2013. Time deposits increased $23.6 million, or 3.7% to $665.6 million at June 30, 2014, compared to $642.0 million at December 31, 2013.  The majority of the increase in time deposits was associated with a new public fund deposit.

At June 30, 2014, public fund deposits totaled $545.3 million compared to $503.5 million at December 31, 2013. The Company has developed a program for the development and management of public fund deposits. Since 2007, the Company has maintained public fund deposits in excess of $175.0 million. These deposits are from local government entities such as school districts, hospital districts, sheriff departments and other municipalities. Several of these accounts are under contracts with terms up to three years. Public funds deposit accounts are collateralized by FHLB letters of credit and by eligible Government and Government agency securities such as those issued by the FHLB, FFCB, FNMA, and FHLMC. Management believes that public funds provide a low cost and stable source of funding for the Company.

As of June 30, 2014, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $468.3 million. At June 30, 2014, approximately $243.9 million of the Company's certificates of deposit had a remaining term greater than one year.

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

The following table compares deposit categories for the periods indicated.

	Average Balance	Average Balance	Increase (Decrease)
(in thousands except for %)	Six Months Ended June 30, 2014	Twelve Months Ended December 31, 2013	Amount	Percent
Noninterest-bearing demand	$193,886	$196,589	$(2,703)	-1.4%
Interest-bearing demand	397,409	334,573	62,836	18.8%
Savings	68,109	64,639	3,470	5.4%
Time	642,832	650,540	(7,708)	-1.2%
Total deposits	$1,302,236	$1,252,612	$49,624	4.0%

The following table sets forth the distribution of our time deposit accounts.

(in thousands)	June 30, 2014
Time deposits of less than $100,000	$197,276
Time deposits of $100,000 through $250,000	159,710
Time deposits of more than $250,000	308,606
Total Time Deposits	$665,592

The following table sets forth public funds as a percent of total deposits.

(in thousands except for %)	June 30, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
Total Public Funds	$545,281	$503,495	$470,498	$431,905	$356,153
Total Deposits	$1,328,081	$1,303,099	$1,252,612	$1,207,302	$1,007,383
Total Public Funds as a percent of Total Deposits	41.1%	38.6%	37.6%	35.8%	35.4%

Borrowings.

The Company maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. At June 30, 2014, short-term borrowings totaled $1.8 million which is a decrease of $4.0 million from December 31, 2013. Short-term borrowings consisted of a line of credit totaling $1.8 million. The Company no longer maintained overnight repurchase agreements as of June 30, 2014.  The Company had long-term borrowings totaling $1.8 million as of June 30, 2014 and $0.5 million at December 31, 2013.  The Company increased long-term borrowings for investment purposes.

The average amount of total short-term borrowings as of June 30, 2014 totaled $8.0 million, compared to $15.2 million as of June 30, 2013. At June 30, 2014, the Company had $100.0 million in Federal Home Loan Bank letters of credit outstanding obtained solely for collateralizing public deposits.

Equity.

Stockholders’ equity provides a source of permanent funding, allows for future growth and the ability to absorb unforeseen adverse developments. Total equity increased to $135.2 million at June 30, 2014 from $123.4 million at December 31, 2013. The increase in stockholders' equity was principally the result of changes in the other comprehensive loss for the six month period ended June 30, 2014 of $8.6 million. The value of the Company's securities portfolio increased during the last six months and the unrealized loss on securities decreased from December 31, 2013 to  June 30, 2014.  Market interest rates declined during the first six months of 2014 which led to an increase in the value of the Company's fixed rate securities.  Net income for the first six months of 2014 was $5.5 million.  A total of $2.0 million in common dividends were paid.  Preferred dividends paid were $0.2 million.  Retained earnings increased by $3.2 million from December 31, 2013 to June 30, 2014.

Results of Operations for the Second Quarter and Six Months Ended June 30, 2014 and 2013

Net Income.
Net income for the quarter ending June 30, 2014 was $2.7 million, an increase of $0.6 million from $2.1 million for the quarter ending June 30, 2013.  Net income for the six months ended June 30, 2014 was $5.5 million, an increase of $1.2 million or 29.2% from $4.2 million for the six months ended June 30, 2013. For the quarter ending June 30, 2014, the Company had net income available to common shareholders of $2.6 million, an increase of $0.6 million from the same quarter in 2013 net income available to common shareholders of $1.9 million. Net income available to common shareholders for the six months ended June 30, 2014 was $5.3 million which is an increase of $1.5 million from $3.7 million for the same period in 2013. The increase in net income for 2014 was primarily the result of increased loan interest income, lower interest expense and lower provision expenses.  Net gains on securities for the second quarter of 2014 and 2013 were $0.1 million and $0.8 million, respectively. Net gains on securities for the first six months of 2014 and 2013 were $0.2 million and $1.5 million, respectively.  Earnings per common share for the second quarter ended June 30, 2014 was $0.41 per common share, an increase of 32.3% or $0.10 per common share from $0.31 per common share for the second quarter ended June 30, 2013. Earnings per common share for the six months ended June 30, 2014 was $0.84 per common share, an increase of 42.4% or $0.25 per common share from $0.59 per common share for the six months ended June 30, 2013.

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

Net interest income in the second quarter of 2014 was $11.0 million compared to $9.6 million for the second quarter of 2013. Net interest income for the first six months of 2014 and 2013 was $21.5 million and $19.2 million, respectively.  Interest from loans represents the largest portion of interest income from the Company's interest-earning assets, and 45.0% of our total loans are floating rate loans which are primarily tied to the prime lending rate or the London Inter-Bank Offered Rate (LIBOR). Of the $332.5 million of loans that have floating rates, $209.5 million are currently at their floor rate.  Interest income on loans for the six months ending June 30, 2014 was $19.5 million, an increase of $1.2 million compared to the six months ending June 30, 2013 total of $18.3 million.  The reason for this increase in loan interest income was primarily due to an increase in the average balance of loans.  The average balance of loans for the six months ending June 30, 2014 was $711.9 million compared to $648.3 million for the six months ending June 30, 2013.   Interest income on loans for the three months ending June 30, 2014 was $10.0 million, an increase of $0.8 million compared to the three months ending June 30, 2013 total loan interest income of $9.2 million.  The average loan balance for the three month period ending June 30, 2014 was $720.0 million compared to the three month period ending June 30, 2013 average balance of $666.5 million.

The increase in net interest income for the three and six months ended June 30, 2014 was primarily due to the increase in the average yield of our total interest-earning assets and a decrease in the average yield of our total interest bearing liabilities.  For the six months ending June 30, 2014, the average balance of total interest-earning assets increased by $47.5 million to $1.41 billion compared to $1.36 billion as of June 30, 2013, while the average yield on our total interest-earning assets increased by 7 basis points to 3.75% compared to 3.68% as of June 30, 2013.  Although the average balance of total interest-bearing liabilities increased to $1.12 billion as of June 30, 2014 compared to $1.06 billion as of June 30, 2013, the average yield of our total interest-bearing liabilities decreased by 24 basis points to 0.85% as of June 30, 2014 compared to 1.09% as of June 30, 2013.  As a result, our net interest rate spread increased 31 basis points to 2.90% for the six months ending June 30, 2014 from 2.59% for the six months ending June 30, 2013, and our net interest margin increased 25 basis points to 3.08% for the six months ending June 30, 2014 from 2.83% for the six months ending June 30, 2013.  For the three months ending June 30, 2014, the average balance of total interest-earning assets increased by $50.0 million to $1.41 billion compared to $1.36 billion as of June 30, 2013, while the average yield on our total interest-earning assets increased by 11 basis points to 3.79% compared to 3.68% as of June 30, 2013. Although the average balance of total interest-bearing liabilities increased to $1.11 billion as of June 30, 2014 compared to $1.05 billion as of June 30, 2013, the average yield of our total interest-bearing liabilities decreased by 25 basis points to 0.84% as of June 30, 2014 compared to 1.09% as of June 30, 2013. As a result, our net interest rate spread increased 35 basis points to 2.95% for the three months ending June 30, 2014 from 2.60% for the three months ending June 30, 2013, and our net interest margin increased 29 basis points to 3.13% for the three months ending June 30, 2014 from 2.84% for the three months ending June 30, 2013.  The lower cost of our interest-bearing liabilities reflects a lower cost of funds from the Company repricing deposits.

The Company attributes the improvement in the net interest margin to the continued transition from securities into loans and the continued reduction in the Company's cost of funds.

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

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. Loans, net of unearned income, include loans held for sale. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
(in thousands except for %)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-earning deposits with banks	$72,556	$49	0.27%	$67,782	$51	0.30%
Securities (including FHLB stock)	615,903	3,283	2.14%	622,668	3,236	2.08%
Federal funds sold	282	-	0.00%	1,699	-	0.00%
Loans, net of unearned income	719,992	9,977	5.56%	666,544	9,189	5.53%
Total interest-earning assets	1,408,733	$13,309	3.79%	1,358,693	$12,476	3.68%

Noninterest-earning assets:
Cash and due from banks	9,325			9,037
Premises and equipment, net	19,535			19,549
Other assets	4,531			7,628
Total Assets	$1,442,124			$1,394,908

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Demand deposits	$389,446	$332	0.34%	$321,839	$319	0.40%
Savings deposits	68,102	8	0.05%	64,339	11	0.07%
Time deposits	647,457	1,958	1.21%	650,221	2,485	1.53%
Borrowings	4,547	28	2.47%	16,513	38	0.92%
Total interest-bearing liabilities	1,109,552	$2,326	0.84%	1,052,912	$2,853	1.09%

Noninterest-bearing liabilities:
Demand deposits	197,169			201,310
Other	2,041			5,959
Total Liabilities	1,308,762			1,260,181

Stockholders' equity	133,362			134,727
Total Liabilities and Stockholders' Equity	$1,442,124			$1,394,908
Net interest income		$10,983			$9,623

Net interest rate spread (1)			2.95%			2.60%
Net interest-earning assets (2)	$299,181			$305,781
Net interest margin (3)			3.13%			2.84%

Average interest-earning assets to interest-bearing liabilities			126.96%			129.04%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
(in thousands except for %)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-earning deposits with banks	$67,283	$81	0.24%	$73,166	$91	0.25%
Securities (including FHLB stock)	629,592	6,624	2.12%	637,824	6,604	2.08%
Federal funds sold	334	-	0.00%	2,311	1	0.09%
Loans, net of unearned income	711,904	19,485	5.52%	648,344	18,285	5.66%
Total interest-earning assets	1,409,113	$26,190	3.75%	1,361,645	$24,981	3.68%

Noninterest-earning assets:
Cash and due from banks	9,471			9,451
Premises and equipment, net	19,542			19,543
Other assets	4,530			7,273
Total Assets	$1,442,657			$1,397,912

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Demand deposits	$397,409	$683	0.35%	$331,453	$682	0.41%
Savings deposits	68,109	16	0.05%	64,119	25	0.08%
Time deposits	642,832	3,925	1.23%	650,389	4,991	1.54%
Borrowings	8,767	58	1.33%	16,152	75	0.93%
Total interest-bearing liabilities	1,117,117	$4,682	0.85%	1,062,113	$5,773	1.09%

Noninterest-bearing liabilities:
Demand deposits	193,886			195,603
Other	838			5,530
Total Liabilities	1,311,841			1,263,246

Stockholders' equity	130,816			134,666
Total Liabilities and Stockholders' Equity	$1,442,657			$1,397,912
Net interest income		$21,508			$19,208

Net interest rate spread (1)			2.90%			2.59%
Net interest-earning assets (2)	$291,996			$299,532
Net interest margin (3)			3.08%			2.83%

Average interest-earning assets to interest-bearing liabilities			126.14%			128.20%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Provision for Loan Losses.

The provision for loan losses was $0.4 million and $0.8 million for the second quarter of 2014 and 2013, respectively. For the six months ending June 30, 2014, the provision for loan loss was $0.7 million, a decrease from $1.7 million for the first six months of 2013. The allowance for loan losses at June 30, 2014 was $8.4 million, compared to $10.3 million at December 31, 2013, and was 1.1% and 1.5% of total loans, respectively. We believe that the allowance is adequate to cover losses in the loan portfolio given the current economic conditions, expected net charge-offs and nonperforming asset levels.

Noninterest Income.

For the three months ended June 30, 2014 and 2013, noninterest income totaled $1.5 million and $2.3 million, respectively.  Service charges, commissions and fees totaled $1.1 for the three months ended June 30, 2014 and $1.2 million for the same period in 2013.  Net securities gains were $0.1 million for the three months ended June 30, 2014 and $0.8 million for the same period in 2013.  Other noninterest income was $0.4 million for the three months ended June 30, 2014 and $0.3 million for the same period in 2013.  Noninterest income totaled $3.1 million for the six months ended June 30, 2014; a decrease of $1.4 when compared to $4.5 for the six months ended June 30, 2013.  The majority of the decrease was due to fewer gains on securities.  Service charges, commissions and fees totaled $2.2 million for the six months ended June 30, 2014 and $2.3 million for the same period in 2013.  Net securities gains were $0.2 million for the first six months of 2014 and $1.5 million for the same period in 2013.  Other noninterest income increased by $0.1 million to $0.8 million in the first six months of 2014 compared to $0.7 million for the same period in 2013.

Noninterest Expense.

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense and other types of expenses.  Noninterest expense totaled $8.1 million in the second quarter of 2014 and $7.8 million in 2013. Noninterest expense increased from $15.5 million for the first six months of 2013 to $15.7 million for the first six months of 2014. Salaries and benefits totaled $3.9 million for the second quarter of 2014 compared to $3.6 million for the second quarter of 2013. For the first six months of 2014 and 2013, salaries and benefits totaled $7.8 million and $7.2 million, respectively. Occupancy and equipment expense totaled $1.0 million for the second quarter of 2014 and $1.0 million for the second quarter of 2013. Occupancy and equipment expense totaled $2.0 million for the first six months of 2014 and $2.0 million for the same period in 2013. Other noninterest expense totaled $3.1 million in the second quarter of 2014, compared to $3.2 million the second quarter of 2013.  Other noninterest expense decreased by $0.5 million to $5.9 million for the six months ended June 30, 2014 from $6.4 million for the six months ended June 30, 2013.

The following is a summary of the significant components of other noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Other noninterest expense:
Legal and professional fees	$289	$565	$745	$1,087
Data processing	274	319	548	651
Marketing and public relations	240	233	491	477
Taxes - sales, capital, and franchise	174	177	346	324
Operating supplies	91	128	192	287
Travel and lodging	163	151	297	296
Net costs from other real estate and repossessions	701	163	885	431
Regulatory assessment	251	483	612	959
Other	956	990	1,824	1,896
Total other expense	$3,139	$3,209	$5,940	$6,408

Income Taxes.

The provision for income taxes was $1.3 million and $1.1 million for the quarters ended June 30, 2014 and 2013.  The provision for the six months ended June 30, 2014 and 2013 was $2.8 million and $2.3 million, respectively. The Company's statutory tax rate was 34.0% which was unchanged from the second quarter of 2013.

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

Loans maturing within one year or less at June 30, 2014 totaled $115.2 million. At June 30, 2014, time deposits maturing within one year or less totaled $420.9 million. The Company’s held to maturity ("HTM") portfolio at June 30, 2014 was $145.0 million or 21.5% of the investment portfolio compared to $150.3 million or 23.6% at December 31, 2013. The securities in the held to maturity portfolio are used to collateralize public funds deposits and may also be used to secure borrowings with the Federal Home Loan Bank or Federal Reserve Bank. The agency securities in the HTM portfolio have maturities of 10 years or less. The mortgage backed securities have stated final maturities of 15 to 20 years at June 30, 2014. The HTM portfolio had a forecasted weighted average life of approximately 5.4 years based on current interest rates. Management regularly monitors the size and composition of the HTM portfolio to evaluate its effect on the Company’s liquidity. The Company’s available for sale portfolio was $529.8 million or 78.5% of the investment portfolio as of June 30, 2014. The majority of the AFS portfolio was comprised of U.S. Treasuries, U.S. Government Agencies, municipal bonds and investment grade corporate bonds. Management believes these securities are readily marketable and enhance the Company’s liquidity.

The Company maintained a net borrowing capacity at the Federal Home Loan Bank totaling $198.4 million and $109.6 million at June 30, 2014 and December 31, 2013, respectively. The Company also has a discount window line with the Federal Reserve Bank. We also maintain federal funds lines of credit at various correspondent banks with borrowing capacity of $70.5 million and a revolving line of credit for $2.5 million with an availability of $0.7 million as of June 30, 2014. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources.

The Company's capital position is reflected in stockholders’ equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Stockholders’ equity provides a source of permanent funding, allows for future growth and the ability to absorb unforeseen adverse developments. Total equity increased to $135.2 million at June 30, 2014 from $123.4 million at December 31, 2013. The increase in stockholders' equity was the result of the increase in other comprehensive income totaling $8.6 million. The earnings are reduced by common dividends of $2.0 million and preferred dividends of $0.2 million for a total addition to the Company's retained earnings of $3.2 million.

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

At June 30, 2014, we satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.

	"Well Capitalized Minimums"	As of June 30, 2014	As of December 31, 2013
Tier 1 Leverage Ratio
Consolidated	5.00%	9.14%	9.14%
Bank	5.00%	9.14%	9.17%

Tier 1 Risk-based Capital Ratio
Consolidated	6.00%	13.48%	13.61%
Bank	6.00%	13.51%	13.66%

Total Risk-based Capital Ratio
Consolidated	10.00%	14.34%	14.71%
Bank	10.00%	14.37%	14.76%

At June 30, 2014, we satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.

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

	June 30, 2014
	Interest Sensitivity Within
(in thousands except for %)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$362,165	$35,338	$397,503	$338,797	$736,300
Securities (including FHLB stock)	26,548	10,056	36,604	638,113	674,717
Federal Funds Sold	268	-	268	-	268
Other earning assets	20,522	-	20,522	-	20,522
Total earning assets	$409,503	$45,394	$454,897	$976,910	$1,431,807

Source of Funds:
Interest-bearing accounts:
Demand deposits	$391,507	$-	$391,507	$-	$391,507
Savings deposits	69,052	-	69,052	-	69,052
Time deposits	162,429	258,477	420,906	244,686	665,592
Short-term borrowings	1,800	-	1,800	-	1,800
Long-term borrowings	1,755	-	1,755	-	1,755
Noninterest-bearing, net	-	-	-	302,101	302,101
Total source of funds	$626,543	$258,477	$885,020	$547,482	$1,431,807

Period gap	$(217,040)	$(213,083)	$(430,123)	$429,428
Cumulative gap	$(217,040)	$(430,123)	$(430,123)	$-

Cumulative gap as a percent of earning assets	-15.2%	-30.0%	-30.0%

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

FIRST GUARANTY BANCSHARES, INC.

Date: August 14, 2014	By: /s/ Alton B. Lewis
Alton B. Lewis
Principal Executive Officer

Date: August 14, 2014	By: /s/ Eric J. Dosch
Eric J. Dosch
Principal Financial Officer
Secretary and Treasurer