Form 10-Q
period 2014-09-30
First Guaranty Bancshares, Inc.
filed 2014-11-14
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2014
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
Yes ☐ No ☒

As of November 14, 2014 the registrant had 6,291,332 shares of $1 par value common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents:
Cash and due from banks	$27,246	$60,819
Federal funds sold	301	665
Cash and cash equivalents	27,547	61,484

Interest-earning time deposits with banks	10,747	747

Investment securities:
Available for sale, at fair value	518,614	484,211
Held to maturity, at cost (estimated fair value of $139,460 and $141,642 respectively)	143,353	150,293
Investment securities	661,967	634,504

Federal Home Loan Bank stock, at cost	1,928	1,835
Loans held for sale	-	88

Loans, net of unearned income	743,061	703,166
Less: allowance for loan losses	8,627	10,355
Net loans	734,434	692,811

Premises and equipment, net	19,972	19,612
Goodwill	1,999	1,999
Intangible assets, net	1,818	2,073
Other real estate, net	1,985	3,357
Accrued interest receivable	6,752	6,258
Other assets	7,655	11,673
Total Assets	$1,476,804	$1,436,441

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$204,738	$204,291
Interest-bearing demand	390,673	391,350
Savings	71,185	65,445
Time	653,797	642,013
Total deposits	1,320,393	1,303,099

Short-term borrowings	12,300	5,788
Accrued interest payable	2,144	2,364
Long-term borrowings	1,605	500
Other liabilities	3,954	1,285
Total Liabilities	1,340,396	1,313,036

Shareholders' Equity
Preferred stock:
Series C - $1,000 par value - authorized 39,435 shares; issued and outstanding 39,435	39,435	39,435
Common stock:
$1 par value - authorized 100,600,000 shares; issued 6,294,227 shares	6,294	6,294
Surplus	39,387	39,387
Treasury stock, at cost, 2,895 shares	(54)	(54)
Retained earnings	52,587	47,477
Accumulated other comprehensive (loss) income	(1,241)	(9,134)
Total Shareholders' Equity	136,408	123,405
Total Liabilities and Shareholders' Equity	$1,476,804	$1,436,441

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2014	2013	2014	2013
Interest Income:
Loans (including fees)	$9,735	$9,376	$29,220	$27,661
Deposits with other banks	16	33	97	124
Securities (including FHLB stock)	3,410	3,423	10,034	10,027
Federal funds sold	-	-	-	1
Total Interest Income	13,161	12,832	39,351	37,813

Interest Expense:
Demand deposits	321	291	1,004	973
Savings deposits	8	8	24	33
Time deposits	1,923	2,450	5,848	7,441
Borrowings	44	39	102	114
Total Interest Expense	2,296	2,788	6,978	8,561

Net Interest Income	10,865	10,044	32,373	29,252
Less: Provision for loan losses	397	307	1,054	2,011
Net Interest Income after Provision for Loan Losses	10,468	9,737	31,319	27,241

Noninterest Income:
Service charges, commissions and fees	1,150	1,181	3,302	3,503
Net gains on securities	91	12	300	1,556
Net gains on sale of loans	1	(67)	(6)	(65)
Other	365	343	1,127	1,016
Total Noninterest Income	1,607	1,469	4,723	6,010

Noninterest Expense:
Salaries and employee benefits	3,952	3,594	11,736	10,767
Occupancy and equipment expense	993	981	2,995	2,966
Other	2,698	3,264	8,638	9,672
Total Noninterest Expense	7,643	7,839	23,369	23,405

Income Before Income Taxes	4,432	3,367	12,673	9,846
Less: Provision for income taxes	1,461	1,109	4,247	3,367
Net Income	2,971	2,258	8,426	6,479
Preferred Stock Dividends	(99)	(129)	(296)	(615)
Income Available to Common Shareholders	$2,872	$2,129	$8,130	$5,864

Per Common Share:
Cash dividends paid	$0.16	$0.16	$0.48	$0.48
Earnings	$0.45	$0.34	$1.29	$0.93

Weighted Average Common Shares Outstanding	6,291,332	6,291,332	6,291,332	6,291,332

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Net Income	$2,971	$2,258	$8,426	$6,479
Other comprehensive income:
Unrealized (losses) gains on securities:
Unrealized holding gains (losses) arising during the period	(944)	(199)	12,259	(16,570)
Reclassification adjustments for gains included in net income	(91)	(12)	(300)	(1,556)
Change in unrealized (losses) gains on securities	(1,035)	(211)	11,959	(18,126)
Tax impact	352	71	(4,066)	6,162
Other comprehensive income (loss)	(683)	(140)	7,893	(11,964)
Comprehensive Income (Loss)	$2,288	$2,118	$16,319	$(5,485)

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

	Series C					Accumulated
	Preferred	Common				Other
	Stock	Stock		Treasury	Retained	Comprehensive
	$1,000 Par	$1 Par	Surplus	Stock	Earnings	Income/(Loss)	Total
(in thousands, except per share data)
Balance December 31, 2012	$39,435	$6,294	$39,387	$(54)	$43,071	$6,048	$134,181
Net income	-	-	-	-	6,479	-	6,479
Other comprehensive income (loss)	-	-	-	-	-	(11,964)	(11,964)
Cash dividends on common stock ($0.48 per share)	-	-	-	-	(3,020)		(3,020)
Preferred stock dividend	-	-	-	-	(615)		(615)
Balance September 30, 2013 (unaudited)	$39,435	$6,294	$39,387	$(54)	$45,915	$(5,916)	$125,061

Balance December 31, 2013	$39,435	$6,294	$39,387	$(54)	$47,477	$(9,134)	$123,405
Net income	-	-	-	-	8,426	-	8,426
Other comprehensive income	-	-	-	-	-	7,893	7,893
Cash dividends on common stock ($0.48 per share)	-	-	-	-	(3,020)	-	(3,020)
Preferred stock dividend	-	-	-	-	(296)	-	(296)
Balance September 30, 2014 (unaudited)	$39,435	$6,294	$39,387	$(54)	$52,587	$(1,241)	$136,408

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in thousands)	2014	2013
Cash Flows From Operating Activities
Net income	$8,426	$6,479
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,054	2,011
Depreciation and amortization	1,608	1,581
Amortization/Accretion of investments	1,585	1,594
Gain on calls and sales of securities	(300)	(1,556)
Gain on sale of assets	(23)	56
ORE write downs and loss on disposition	459	194
Net decrease in loans held for sale	88	250
FHLB stock dividends	(3)	(2)
Change in other assets and liabilities, net	1,852	3,446
Net Cash Provided By Operating Activities	14,746	14,053

Cash Flows From Investing Activities
Funds invested in certificates of deposits	(10,000)	-
Proceeds from maturities and calls of HTM securities	6,775	12,414
Proceeds from maturities, calls and sales of AFS securities	467,335	579,284
Funds invested in HTM securities	-	(107,616)
Funds Invested in AFS securities	(490,898)	(478,595)
Proceeds from sale/redemption of Federal Home Loan Bank stock	2,955	1,252
Funds invested in Federal Home Loan Bank stock	(3,045)	(2,568)
Net increase in loans	(44,542)	(64,665)
Purchase of premises and equipment	(1,687)	(1,495)
Proceeds from sales of premises and equipment	52	-
Proceeds from sales of other real estate owned	2,777	896
Net Cash Used In Investing Activities	(70,278)	(61,093)

Cash Flows From Financing Activities
Net increase (decrease) in deposits	17,294	(1,989)
Net increase in federal funds purchased and short-term borrowings	6,512	27,711
Proceeds from long-term borrowings	1,555	-
Repayment of long-term borrowings	(450)	(450)
Dividends paid	(3,316)	(3,635)
Net Cash Provided By Financing Activities	21,595	21,637

Net (Decrease) In Cash and Cash Equivalents	(33,937)	(25,403)
Cash and Cash Equivalents at the Beginning of the Period	61,484	86,233
Cash and Cash Equivalents at the End of the Period	$27,547	$60,830

Noncash Activities:
Loans transferred to foreclosed assets	$1,865	$2,385

Cash Paid During The Period:
Interest on deposits and borrowed funds	$7,198	$8,606
Income taxes	$2,900	$1,850

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are susceptible to significant change in the near term are the allowance for loan losses, valuation of goodwill, intangible assets and other purchase accounting adjustments.

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

Note 3. Securities

A summary comparison of securities by type at September 30, 2014 and December 31, 2013 is shown below.

	September 30, 2014				December 31, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S Treasuries	$-	$-	$-	$-	$36,000	$-	$-	$36,000
U.S. Government Agencies	348,185	23	(6,699)	341,509	302,816	-	(16,117)	286,699
Corporate debt securities	131,522	4,722	(723)	135,521	142,580	3,729	(1,828)	144,481
Mutual funds or other equity securities	564	-	-	564	564	-	(8)	556
Municipal bonds	40,223	808	(11)	41,020	16,091	384	-	16,475
Total available-for-sale securities	$520,494	$5,553	$(7,433)	$518,614	$498,051	$4,113	$(17,953)	$484,211

Held to maturity:
U.S. Government Agencies	$84,477	$-	$(2,921)	$81,556	$86,927	$-	$(5,971)	$80,956
Mortgage-backed securities	58,876	-	(972)	57,904	63,366	-	(2,680)	60,686
Total held to maturity securities	$143,353	$-	$(3,893)	$139,460	$150,293	$-	$(8,651)	$141,642

The scheduled maturities of securities at September 30, 2014 and December 31, 2013, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to call or prepayments.

	September 30, 2014		December 31, 2013
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available For Sale:
Due in one year or less	$16,056	$16,156	$45,610	$45,738
Due after one year through five years	259,923	260,588	190,239	189,238
Due after five years through 10 years	190,727	188,516	221,356	211,724
Over 10 years	53,788	53,354	40,846	37,511
Total available for sale securities	$520,494	$518,614	$498,051	$484,211

Held to Maturity:
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	9,999	9,802	-	-
Due after five years through 10 years	74,478	71,754	86,927	80,956
Over 10 years	-	-	-	-
Subtotal	84,477	81,556	86,927	80,956
Mortgage-backed Securities	58,876	57,904	63,366	60,686
Total held to maturity securities	$143,353	$139,460	$150,293	$141,642

At September 30, 2014 $535.9 million of the Company's securities were pledged to secure public fund deposits and borrowings. The pledged securities had a market value of $532.0 million as of September 30, 2014.

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at September 30, 2014.

				At September 30, 2014
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	-	$-	$-	-	$-	$-	-	$-	$-
U.S. Government agencies	3	15,992	(8)	72	261,495	(6,691)	75	277,487	(6,699)
Corporate debt securities	21	12,117	(61)	52	15,942	(662)	73	28,059	(723)
Mutual funds or other equity securities	-	-	-	-	-	-	-	-	-
Municipal bonds	5	3,345	(11)	-	-	-	5	3,345	(11)
Total available-for-sale securities	29	$31,454	$(80)	124	$277,437	$(7,353)	153	$308,891	$(7,433)

Held to maturity:
U.S. Government agencies	-	-	-	20	81,556	(2,921)	20	81,556	(2,921)
Mortgage-backed securities	5	12,260	(97)	21	45,644	(875)	26	57,904	(972)
Total held to maturity	5	$12,260	$(97)	41	$127,200	$(3,796)	46	$139,460	$(3,893)

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

At September 30, 2014, the Company's exposure to bond issuers that exceeded 10% of shareholders’ equity is below:

	At September 30, 2014
(in thousands)	Amortized Cost	Fair Value
U.S Treasury	$-	$-
Federal Home Loan Bank (FHLB)	158,603	154,536
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	76,248	75,051
Federal National Mortgage Association (Fannie Mae-FNMA)	115,772	113,023
Federal Farm Credit Bank (FFCB)	140,915	138,360
Total	$491,538	$480,970

Note 4. Loans

The following table summarizes the components of the Company's loan portfolio as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$47,817	6.4%	$47,550	6.7%
Farmland	14,168	1.9%	9,826	1.4%
1- 4 Family	111,623	15.0%	103,764	14.7%
Multifamily	14,405	1.9%	13,771	2.0%
Non-farm non-residential	333,417	44.8%	336,071	47.7%
Total Real Estate	521,430	70.0%	510,982	72.5%
Non-Real Estate:
Agricultural	31,256	4.2%	21,749	3.1%
Commercial and industrial	171,069	23.0%	151,087	21.4%
Consumer and other	21,092	2.8%	20,917	3.0%
Total Non-Real Estate	223,417	30.0%	193,753	27.5%
Total loans before unearned income	744,847	100.0%	704,735	100.0%
Unearned income	(1,786)		(1,569)
Total loans net of unearned income	$743,061		$703,166

The following table summarizes fixed and floating rate loans by contractual maturity as of September 30, 2014 and December 31, 2013 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	September 30, 2014			December 31, 2013
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$76,818	$82,870	$159,688	$60,642	$70,602	$131,244
One to five years	241,700	201,687	443,387	229,657	200,420	430,077
Five to 15 years	69,547	31,812	101,359	71,655	26,076	97,731
Over 15 years	18,490	8,034	26,524	8,503	22,695	31,198
Subtotal	$406,555	$324,403	730,958	$370,457	$319,793	690,250
Nonaccrual loans			13,889			14,485
Total loans before unearned income			744,847			704,735
Unearned income			(1,786)			(1,569)
Total loans net of unearned income			$743,061			$703,166

As of September 30, 2014 $191.4 million of floating rate loans were at their interest rate floor. At December 31, 2013 $209.5 million of floating rate loans were at the floor rate. Nonaccrual loans have been excluded from these totals.

The following tables present the age analysis of past due loans at September 30, 2014 and December 31, 2013:

	As of September 30, 2014
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$47	$488	$535	$47,282	$47,817	$-
Farmland	-	262	262	13,906	14,168	-
1 - 4 family	2,867	5,022	7,889	103,734	111,623	385
Multifamily	-	-	-	14,405	14,405	-
Non-farm non-residential	1,520	6,169	7,689	325,728	333,417	655
Total Real Estate	4,434	11,941	16,375	505,055	521,430	1,040
Non-Real Estate:
Agricultural	-	1,073	1,073	30,183	31,256	-
Commercial and industrial	53	1,915	1,968	169,101	171,069	-
Consumer and other	162	-	162	20,930	21,092	-
Total Non-Real Estate	215	2,988	3,203	220,214	223,417	-
Total loans before unearned income	$4,649	$14,929	$19,578	$725,269	$744,847	$1,040
Unearned income					(1,786)
Total loans net of unearned income					$743,061

	As of December 31, 2013
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$100	$73	$173	$47,377	$47,550	$-
Farmland	-	130	130	9,696	9,826	-
1 - 4 family	3,534	4,662	8,196	95,568	103,764	414
Multifamily	-	-	-	13,771	13,771	-
Non-farm non-residential	154	7,539	7,693	328,378	336,071	-
Total Real Estate	3,788	12,404	16,192	494,790	510,982	414
Non-Real Estate:
Agricultural	-	526	526	21,223	21,749	-
Commercial and industrial	63	1,946	2,009	149,078	151,087	-
Consumer and other	123	23	146	20,771	20,917	-
Total Non-Real Estate	186	2,495	2,681	191,072	193,753	-
Total loans before unearned income	$3,974	$14,899	$18,873	$685,862	$704,735	$414
Unearned income					(1,569)
Total loans net of unearned income					$703,166

The tables above include $13.9 million and $14.5 million of nonaccrual loans at September 30, 2014 and December 31, 2013, respectively. See the tables below for more detail on nonaccrual loans.

The following is a summary of nonaccrual loans by class at the date indicated:

in thousands)	As of September 30, 2014	As of December 31, 2013
Real Estate:
Construction & land development	$488	$73
Farmland	262	130
1 - 4 family	4,637	4,248
Multifamily	-	-
Non-farm non-residential	5,514	7,539
Total Real Estate	10,901	11,990
Non-Real Estate:
Agricultural	1,073	526
Commercial and industrial	1,915	1,946
Consumer and other	-	23
Total Non-Real Estate	2,988	2,495
Total Nonaccrual Loans	$13,889	$14,485

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

The following table identifies the credit exposure of the loan portfolio by specific credit ratings as of the dates indicated:

	As of September 30, 2014					As of December 31, 2013
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Construction & land development	$42,035	$1,406	$4,376	$-	$47,817	$40,286	$1,330	$5,934	$-	$47,550
Farmland	14,001	88	79	-	14,168	9,631	85	110	-	9,826
1 - 4 family	96,902	5,930	8,791	-	111,623	89,623	4,060	10,081	-	103,764
Multifamily	6,636	6,430	1,339	-	14,405	5,884	5,936	1,951	-	13,771
Non-farm non-residential	305,343	9,636	18,438	-	333,417	305,992	9,196	20,883	-	336,071
Total Real Estate	464,917	23,490	33,023	-	521,430	451,416	20,607	38,959	-	510,982
Non-Real Estate:
Agricultural	30,980	8	268	-	31,256	21,486	11	252	-	21,749
Commercial and industrial	162,145	8,361	563	-	171,069	149,930	592	565	-	151,087
Consumer and other	20,954	105	33	-	21,092	20,720	117	80	-	20,917
Total Non-Real Estate	214,079	8,474	864	-	223,417	192,136	720	897	-	193,753
Total loans before unearned income	$678,996	$31,964	$33,887	$-	$744,847	$643,552	$21,327	$39,856	$-	$704,735
Unearned income					(1,786)					(1,569)
Total loans net of unearned income					$743,061					$703,166

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

A summary of changes in the allowance for loan losses, by portfolio type, for the nine months ended September 30, 2014 and 2013 are as follows:

	As of September 30,
	2014					2013
(in thousands)	Beginning Allowance (12/31/13)	Charge-offs	Recoveries	Provision	Ending Allowance (9/30/14)	Beginning Allowance (12/31/12)	Charge-offs	Recoveries	Provision	Ending Allowance(9/30/13)
Real Estate:
Construction & land development	$1,530	$(1,032)	$2	$230	$730	$1,098	$(233)	$3	$384	$1,252
Farmland	17	-	-	5	22	50	-	140	(154)	36
1 - 4 family	1,974	(208)	59	(71)	1,754	2,239	(185)	35	169	2,258
Multifamily	376	-	39	106	521	284	-	-	267	551
Non-farm non-residential	3,607	(1,425)	8	646	2,836	3,666	(1,053)	3	543	3,159
Total real estate	7,504	(2,665)	108	916	5,863	7,337	(1,471)	181	1,209	7,256
Non-Real Estate:
Agricultural	46	(2)	1	(5)	40	64	(41)	4	23	50
Commercial and industrial	2,176	(197)	21	(266)	1,734	2,488	(942)	63	748	2,357
Consumer and other	208	(218)	170	15	175	233	(192)	191	(41)	191
Unallocated	421	-	-	394	815	220	-	-	72	292
Total Non-Real Estate	2,851	(417)	192	138	2,764	3,005	(1,175)	258	802	2,890
Total	$10,355	$(3,082)	$300	$1,054	$8,627	$10,342	$(2,646)	$439	$2,011	$10,146

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio.  The result is an allocation of the loan loss reserve from one category to another.

A summary of the allowance and loans individually and collectively evaluated for impairment are as follows:

	As of September 30, 2014
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$142	$588	$730	$4,194	$43,623	$47,817
Farmland	-	22	22	-	14,168	14,168
1 - 4 family	41	1,713	1,754	2,860	108,763	111,623
Multifamily	400	121	521	1,339	13,066	14,405
Non-farm non-residential	204	2,632	2,836	16,798	316,619	333,417
Total Real Estate	787	5,076	5,863	25,191	496,239	521,430
Non-Real Estate:
Agricultural	-	40	40	-	31,256	31,256
Commercial and industrial	-	1,734	1,734	-	171,069	171,069
Consumer and other	-	175	175	-	21,092	21,092
Unallocated	-	815	815	-	-	-
Total Non-Real Estate	-	2,764	2,764	-	223,417	223,417
Total	$787	$7,840	$8,627	$25,191	$719,656	$744,847
Unearned Income						(1,786)
Total loans net of unearned income						$743,061

	As of December 31, 2013
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$1,166	$364	$1,530	$5,777	$41,773	$47,550
Farmland	-	17	17	-	9,826	9,826
1 - 4 family	25	1,949	1,974	2,868	100,896	103,764
Multifamily	304	72	376	1,951	11,820	13,771
Non-farm non-residential	1,053	2,554	3,607	19,279	316,792	336,071
Total Real Estate	2,548	4,956	7,504	29,875	481,107	510,982
Non-Real Estate:
Agricultural	-	46	46	-	21,749	21,749
Commercial and industrial	-	2,176	2,176	-	151,087	151,087
Consumer and other	-	208	208	-	20,917	20,917
Unallocated	-	421	421	-	-	-
Total Non-Real Estate	-	2,851	2,851	-	193,753	193,753
Total	$2,548	$7,807	$10,355	$29,875	$674,860	$704,735
Unearned Income						(1,569)
Total loans net of unearned income						$703,166

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

The following is a summary of impaired loans by class as of the date indicated:

	As of September 30, 2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$1,953	$2,993	$-	$2,715	$13	$19
Farmland	-	-	-	-	-	-
1 - 4 family	804	1,018	-	801	39	44
Multifamily	-	-	-	602	14	15
Non-farm non-residential	7,434	12,667	-	8,755	750	598
Total Real Estate	10,191	16,678	-	12,873	816	676
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-
Total Impaired Loans with no related allowance	10,191	16,678	-	12,873	816	676

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	2,241	2,241	142	2,210	56	59
Farmland	-	-	-	-	-	-
1 - 4 family	2,056	2,071	41	2,065	128	120
Multifamily	1,339	1,339	400	1,340	93	87
Non-farm non-residential	9,364	9,364	204	9,425	148	145
Total Real Estate	15,000	15,015	787	15,040	425	411
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-
Total Impaired Loans with an allowance recorded	15,000	15,015	787	15,040	425	411

Total Impaired Loans	$25,191	$31,693	$787	$27,913	$1,241	$1,087

The following is a summary of impaired loans by class as of the date indicated:

	As of December 31, 2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$-	$-	$-	$599	$35	$36
Farmland	-	-	-	-	-	-
1 - 4 family	441	441	-	472	28	35
Multifamily	607	607	-	5,890	359	382
Non-farm non-residential	4,722	5,456	-	7,579	425	527
Total Real Estate	5,770	6,504	-	14,540	847	980
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	-	-	-	1,472	134	162
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	1,472	134	162
Total Impaired Loans with no related allowance	5,770	6,504	-	16,012	981	1,142

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	5,777	5,777	1,166	6,345	383	360
Farmland	-	-	-	-	-	-
1 - 4 family	2,427	2,620	25	1,643	121	107
Multifamily	1,344	1,344	304	1,348	89	96
Non-farm non-residential	14,557	17,469	1,053	14,868	775	573
Total Real Estate	24,105	27,210	2,548	24,204	1,368	1,136
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-
Total Impaired Loans with an allowance recorded	24,105	27,210	2,548	24,204	1,368	1,136

Total Impaired Loans	$29,875	$33,714	$2,548	$40,216	$2,349	$2,278

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

The following table identifies the Troubled Debt Restructurings as of September 30, 2014 and December 31, 2013:

Troubled Debt Restructurings	September 30, 2014				December 31, 2013
	Accruing Loans				Accruing Loans
(in thousands)	Current	30-89 Days Past Due	Nonaccrual	Total TDRs	Current	30-89 Days Past Due	Nonaccrual	Total TDRs
Real Estate:
Construction & land development	$-	$-	$-	$-	$-	$-	$-	$-
Farmland	-	-	-	-	-	-	-	-
1-4 Family	-	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-	-
Non-farm non residential	3,004	-	230	3,234	3,006	-	230	3,236
Total Real Estate	3,004	-	230	3,234	3,006	-	230	3,236
Non-Real Estate:
Agricultural	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-	-	-
Total	$3,004	$-	$230	$3,234	$3,006	$-	$230	$3,236

The following table discloses TDR activity for the nine months ended September 30, 2014.

Trouble Debt Restructured Loans Activity Nine Months Ended September 30, 2014
(in thousands)	Beginning balance December 31, 2013	New TDRs	Charge-offs post- modification	Transferred to ORE	Paydowns	Construction to permanent financing	Restructured to market terms	Ending balance September 30, 2014
Real Estate:
Construction & land development	$-	$-	$-	$-	$-	$-	$-	$-
Farmland	-	-	-	-	-	-	-	-
1 - 4 family	-	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-	-
Non-farm non-residential	3,236	-	-	-	(2)	-	-	3,234
Total Real Estate	3,236		-	-	(2)	-	-	3,234
Non-Real Estate:
Agricultural	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-	-	-
Total Impaired Loans with no related allowance	$3,236	$-	$-	$-	$(2)	$-	$-	$3,234

There were no commitments to lend additional funds to debtors whose terms have been modified in a troubled debt restructuring at September 30, 2014.

Note 6. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to impairment testing. Other intangible assets continue to be amortized over their useful lives. The Company's goodwill is the difference in purchase price over the fair value of net assets acquired from its acquisition of Homestead Bancorp in 2007. Goodwill totaled $2.0 million at September 30, 2014 and December 31, 2013. No impairment charges have been recognized on the Company's intangible assets. Mortgage servicing rights were relatively unchanged totaling $0.1 million at September 30, 2014 and December 31, 2013. Other intangible assets recorded include core deposit intangibles, which are subject to amortization. The weighted-average amortization period remaining for the Company's core deposit intangibles is 5.6 years. The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions.

Note 7. Other Real Estate (ORE)

Other real estate owned consists of the following at the dates indicated:

(in thousands)	September 30, 2014	December 31, 2013
Real Estate Owned Acquired by Foreclosure:
Residential	$907	$1,803
Construction & land development	126	754
Non-farm non-residential	952	800
Total Other Real Estate Owned and Foreclosed Property	$1,985	$3,357

Loans secured by one-to-four family residential properties in the process of foreclosure totaled $0.4 million as of September 30, 2014.

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

Below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at September 30, 2014 and December 31, 2013:

Contract Amount
(in thousands)	September 30, 2014	December 31, 2013
Commitments to Extend Credit	$70,698	$30,516
Unfunded Commitments under lines of credit	$105,656	$115,311
Commercial and Standby letters of credit	$7,678	$7,695

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

Note 9. Accumulated Other Comprehensive Income

The following table details the changes in the single component of accumulated other comprehensive income for the nine months ended September 30, 2014:

(in thousands)	Unrealized Gain (Loss) on Securities Available for Sale
Accumulated Other Comprehensive (Loss) Income:
Balance December 31, 2013	$(9,134)
Reclassification adjustments to net income:
Realized gains on securities	(300)
Provision for income taxes	102
Unrealized gains arising during the period, net of tax	8,091
Balance September 30, 2014	$(1,241)

The following table details the changes in the single component of accumulated other comprehensive income for the nine months ended September 30, 2013:

(in thousands)	Unrealized Gain (Loss) on Securities Available for Sale
Accumulated Other Comprehensive (Loss) Income:
Balance December 31, 2012	$6,048
Reclassification adjustments to net income:
Realized gains on securities	(1,556)
Provision for income taxes	529
Unrealized losses arising during the period, net of tax	(10,937)
Balance September 30, 2013	$(5,916)

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified within Level 3 in the Company's portfolio as of September 30, 2014 include municipal bonds and one preferred equity security.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	September 30, 2014	December 31, 2013
Available for Sale Securities Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$500	$36,492
Level 2: Significant Other Observable Inputs	509,904	441,885
Level 3: Significant Unobservable Inputs	8,210	5,834
Securities available for sale measured at fair value	$518,614	$484,211

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

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of September 30, 2014 and December 31, 2013, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At September 30, 2014	At December 31, 2013
Fair Value Measurements Using: Impaired Loans
Level 1: Quoted Prices in Active Markets For Identical Assets	$-	$-
Level 2: Significant Other Observable Inputs	2,646	9,282
Level 3: Significant Unobservable Inputs	12,354	14,823
Impaired loans measured at fair value	$15,000	$24,105

Fair Value Measurements Using: Other Real Estate Owned
Level 1: Quoted Prices in Active Markets For Identical Assets	$-	$-
Level 2: Significant Other Observable Inputs	1,985	3,357
Level 3: Significant Unobservable Inputs	-	-
Other real estate owned measured at fair value	$1,985	$3,357

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

Other Unrecognized Financial Instruments.

The fair value of commitments to extend credit is estimated using the fees charged to enter into similar legally binding agreements, taking into account the remaining terms of the agreements and customers' credit ratings. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. Noninterest-bearing deposits are held at cost. The fair values of letters of credit are based on fees charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2014 and December 31, 2013 the fair value of guarantees under commercial and standby letters of credit was not material.

The estimated fair values and carrying values of the financial instruments at September 30, 2014 and December 31, 2013 are presented in the following table:

	September 30, 2014		December 31, 2013
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Cash and cash equivalents	$27,547	$27,547	$61,484	$61,484
Securities, available for sale	518,614	518,614	484,211	484,211
Securities, held to maturity	143,353	139,460	150,293	141,642
Federal Home Loan Bank stock	1,928	1,928	1,835	1,835
Loans, net	743,061	744,409	703,166	703,025
Accrued interest receivable	6,752	6,752	6,258	6,258

Liabilities
Deposits	$1,320,393	$1,287,131	$1,303,099	$1,265,898
Borrowings	13,905	13,905	6,288	6,288
Accrued interest payable	2,144	2,144	2,364	2,364

There is no material difference between the contract amount and the estimated fair value of off-balance sheet items that are primarily comprised of short-term unfunded loan commitments that are generally at market prices.

Note 12. Registration Statement

On October 24, 2014, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission to sell an unspecified amount of shares at an aggregate offering price of up to $75.0 million. The cost of issuing the common stock will be deferred and deducted from the sales proceeds of the offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company's financial condition and results of operations is intended to highlight the significant factors affecting the Company's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data at September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly the Company's financial position and results of operations for such periods.

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

Third Quarter and Nine Months Ended 2014 Financial Overview

First Guaranty Bancshares, Inc. is a Louisiana corporation and a bank holding company headquartered in Hammond, LA. First Guaranty Bank, the wholly-owned subsidiary of First Guaranty Bancshares, Inc., is a Louisiana chartered commercial bank that provides personalized commercial banking services primarily to Louisiana customers through 21 banking facilities primary located throughout Southeast, Southwest and North Louisiana. We emphasize personal relationships and localized decision making to ensure that products and services are matched to customer needs. The Company competes for business principally on the basis of personal service to customers, customer access to officers and directors and competitive interest rates and fees.

Financial highlights for the third quarter and nine months ended September 30, 2014 and 2013 are as follows:

●
Total assets were $1.5 billion at September 30, 2014 and $1.4 billion as of December 31, 2013. Total deposits were $1.3 billion at each of September 30, 2014 and December 31, 2013. Total loans were $743.1 million at September 30, 2014, an increase of $39.9 million, or 5.7%, compared with December 31, 2013. Common shareholders’ equity was $97.0 million and $84.0 million at September 30, 2014 and December 31, 2013.

●
Net income for the third quarter of 2014 and 2013 was $3.0 million and $2.3 million, respectively.  Net income for the nine months ended September 30, 2014 was $8.4 million compared to $6.5 million for the nine months ended September 30, 2013. The increase in net income for 2014 was the result of higher loan interest income, lower interest expense, and lower loan provision expense compared to the same period in 2013.

●
Net income available to common shareholders after preferred stock dividends was $2.9 million and $2.1 million for the third quarter of 2014 and 2013, respectively. Net income available to common shareholders after preferred stock dividends was $8.1 million and $5.9 million for the nine months ended September 30, 2014 and 2013, respectively. The dividends on preferred stock decreased $0.3 million to $0.3 million for the nine months ended September 30, 2014 when compared to $0.6 million for the same period in 2013. This decrease was the result of the Company qualifying for a lower dividend rate due to the increase in qualified small business loans as a part of the U.S. Treasury’s Small Business Lending Fund (“SBLF”) program.  The Company is at the contractual minimum rate of 1.0% on the SBLF preferred stock.

●	Earnings per common share were $0.45 and $0.34 for the third quarter of 2014 and 2013 and $1.29 and $0.93 for the nine months ended September 30, 2014 and 2013, respectively.

●
Net interest income for the third quarter of 2014 was $10.9 million compared to $10.0 million for the same period in 2013.  Net interest income for the nine months ended September 30, 2014 was $32.4 million compared to $29.3 million for the same period in 2013.

●	The provision for loan losses for the third quarter 2014 was $0.4 million compared to $0.3 million for the same period in 2013. The provision for loan losses for the first nine months of 2014 was $1.1 million compared to $2.0 million for the first nine months of 2013.

●	The net interest margin for the first nine months of 2014 was 3.06% which was an increase of 17 basis points from the net interest margin of 2.89% for the first nine months of 2013. The Company attributes the improvement in the net interest margin to the gradual shift in interest earning asset balances from securities to loans and the continued reduction in interest expense over the last year.

●
Investment securities totaled $662.0 million at September 30, 2014, an increase of $27.5 million when compared to $634.5 million at December 31, 2013. At September 30, 2014, available for sale securities, at fair value, totaled $518.6 million, an increase of $34.4 million when compared to $484.2 million at December 31, 2013. At September 30, 2014, held to maturity securities, at amortized cost, totaled $143.4 million, a decrease of $6.9 million when compared to $150.3 million at December 31, 2013.  The increase in investment securities was primary associated with the purchase of municipal securities and short term agency securities used to collateralize public funds.

●
The net loan portfolio at September 30, 2014 totaled $734.4 million, a net increase of $41.6 million from the December 31, 2013 net loan portfolio of $692.8 million. Net loans are reduced by the allowance for loan losses which totaled $8.6 million at September 30, 2014 and $10.4 million at December 31, 2013.  Total loans net of unearned income were $743.1 million at September 30, 2014 compared to $703.2 million at December 31, 2013.

●	Total impaired loans decreased $4.7 million to $25.2 million at September 30, 2014 compared to $29.9 million at December 31, 2013.

●
Return on average assets for the three months ended September 30, 2014 and September 30, 2013 was 0.80% and 0.64%, respectively.  Return on average assets for the nine months ended September 30, 2014 and September 30, 2013 was 0.77% and 0.62%, respectively.  Return on average common equity for the three months ended September 30, 2014 and September 30, 2013 was 11.71% and 10.12%, respectively.  Return on average common equity for the nine months ended September 30, 2014 and September 30, 2013 was 11.64% and 8.55%, respectively.  Return on average assets is calculated by dividing annualized net income before preferred dividends by average assets.  Return on average common equity is calculated by dividing net income available to common shareholders by average common equity.

●
Book value per common share was $15.41 as of September 30, 2014 compared to $13.61 as of September 30, 2013.  The increase in book value is due to the changes in accumulated other comprehensive income/loss (“AOCI”) and an increase in retained earnings. Our AOCI is comprised of unrealized gains and losses on available for sale securities.

●
The Company's Board of Directors declared cash dividends of $0.16 per common share in the third quarter of 2014 and 2013. Cash dividends declared for the nine months ended September 30, 2014 and 2013 were $0.48 per common share.  The Company has paid 85 consecutive quarterly dividends as of September 30, 2014.

Financial Condition

Changes in Financial Condition from December 31, 2013 to September 30, 2014

General.

Total assets at September 30, 2014 increased $40.4 million or 2.8% to $1.5 billion when compared to $1.4 billion at December 31, 2013. The increase was primarily due to growth of $41.6 million in our loan portfolio and $27.5 million in our investment securities portfolio, partially offset by a decrease of $33.9 million in our cash and equivalents.
Loans.

Net loans increased $41.6 million or 6.0% to $734.4 million from $692.8 million at December 31, 2013. Net loans increased during the first nine months of 2014 primarily due to a $4.3 million increase in farmland loans, a $7.9 million increase in one-to four-family residential loans, a $9.5 million increase in agricultural loans, and a $20.0 million increase in commercial and industrial loans.  Commercial and industrial loans increased primarily due to an increase in syndicated loans (loans made by a group of lenders, including us, who share or participate in a specific loan) and due to the increase in our small business lending as a result of our participation in the SBLF.  The increase in our agricultural loans was primarily the result of the increase in the disbursement of our agricultural loan commitments due to the seasonality of farming operations during the nine months ended September 30, 2014.  One to four family residential loans increased primarily due to the purchase of $10.0 million in conforming one-to four-family residential loans. There are no significant concentrations of credit to any individual borrower.

As of September 30, 2014, 70.0% of our loan portfolio was secured primarily or secondarily by real estate. There are no significant concentrations of credit to any individual borrower. The largest portion of our loan portfolio, at 44.8%, is non-farm non-residential loans secured by real estate. Approximately 44% of the loan portfolio is based on a floating rate as of September 30, 2014. 81% of the loan portfolio is scheduled to mature within 5 years from September 30, 2014.

As we have increased our loans to qualified small businesses, as a part of the SBLF program, our preferred dividend on our SBLF capital has decreased to $0.1 million for the third quarter of 2014 from $0.2 million for the third quarter in 2013. Year to date 2014 the Company has paid $0.3 million on the SBLF capital compared to $0.6 million for the same period in 2013. The Company is at the contractual minimum dividend rate on the SBLF capital. The Company expects to pay the contractual minimum dividend rate of 1.0% through December 31, 2015.

Net loans are reduced by the allowance for loan losses which totaled $8.6 million at September 30, 2014 and $10.4 million at December 31, 2013. Loan charge-offs totaled $3.1 million during the first nine months of 2014 and $2.6 million during the same period in 2013. Recoveries totaled $0.3 million during the first nine months of 2014 and $0.4 million during the first nine months of 2013. See Note 4 of the Notes to Consolidated Financial Statements for more information on loans and Note 5 for information on the allowance for loan losses.

Investment Securities.

Investment securities at September 30, 2014 totaled $662.0 million, an increase of $27.5 million compared to $634.5 million at December 31, 2013. The increase is primarily attributed to the deployment of surplus cash into short term investment securities used to collateralize public funds deposits and the purchase of municipal securities.  The investment portfolio consisted of available for sale securities at their fair market value total of $518.6 million and held to maturity securities at amortized cost total of $143.4 million.

Our investment securities portfolio is comprised of both available-for-sale securities and securities that we intend to hold to maturity. We purchase securities for our investment portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and to meet pledging requirements for public funds and borrowings. In particular, our held-to-maturity securities portfolio is used as collateral for our public funds deposits.

The securities portfolio consisted principally of U.S. Government and Government agency securities, agency mortgage-backed securities, corporate debt securities and municipal bonds. U.S. government agencies consist of FHLB, FFCB, Freddie Mac, and Fannie Mae obligations. The mortgage backed securities that we purchased were issued by Freddie Mac and Fannie Mae.  The securities portfolio provides the Company with a balance to credit risk when compared to other categories of assets. Management monitors the securities portfolio for both credit and interest rate risk. The Company generally limits the purchase of corporate securities to individual issuers to manage concentration and credit risk. Corporate securities generally have a maturity of 10 years or less. U.S. Government securities consist of U.S. Treasury bills that have maturities of less than 30 days. Municipal securities usually have maturities of 15 years or less.  Government agency securities generally have maturities of 15 years or less.  Agency mortgage backed securities have stated final maturities of 15 to 20 years.

During the second quarter of 2013, the Company diversified its investment portfolio with agency mortgage backed securities as a strategy to increase cash flow and manage interest rate risk.  A total of $66.0 million in mortgage backed securities were purchased and classified as held to maturity.  These securities have a forecasted average life of 5 to 7 years and are used to collateralize public funds deposits.  Management believes that the Company has the intent and ability to hold these securities to maturity.  As of September 30, 2014, the balance of agency mortgage backed securities was $58.9 million.

Our available-for-sale securities portfolio totaled $518.6 million at September 30, 2014, an increase of $34.4 million, or 7.1%, compared to $484.2 million at December 31, 2013.  The increase was primarily due to the purchase of $21.0 million in municipal bonds and the purchase of short-term obligations issued by U.S. Government Agencies to reduce our surplus cash and increase the yield of our interest-earning assets.

Our held-to-maturity securities portfolio had an amortized cost of $143.4 million at September 30, 2014, a decrease of $6.9 million, or 4.6%, compared to $150.3 million at December 31, 2013.  The decrease was primarily due to the amortization of our mortgage-backed securities.

At September 30, 2014, $16.2 million or 2.4% of the securities portfolio was scheduled to mature in less than one year. $270.6 million or 40.9% is scheduled to mature between one and five years.  Approximately $145.5 million or 22.0% of the portfolio will mature within three years. Securities, not including mortgage backed securities, with contractual maturity dates over 10 years totaled $53.4 million or 8.1% of the total portfolio. The weighted average contractual maturity of the securities portfolio was 4.9 years at September 30, 2014 compared to 5.7 years at December 31, 2013. The Company attributes the decrease in contractual maturity from December 31, 2013 to September 30, 2014 to its plan to continually shorten the maturity of the investment portfolio to reduce interest rate risk.  The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates. Prepayments of mortgages that collateralize mortgage-backed securities also affect the maturity of the securities portfolio.  Based on internal forecasts as of September 30, 2014, management believes that the securities portfolio has a forecasted weighted average life of approximately 4.7 years based on the current interest rate environment.  A parallel interest rate shock of 400 basis points is forecasted to increase the weighted average life of the portfolio to approximately 5.3 years.

There was no other than temporary impairment of securities in the nine months ended September 30, 2014.

Nonperforming Assets.

Non-performing assets consist of non-performing loans and other real-estate owned. Non-performing loans (including nonaccruing troubled debt restructurings described below) are those on which the accrual of interest has stopped or loans which are contractually 90 days past due on which interest continues to accrue. Loans are ordinarily placed on nonaccrual status when principal and interest is delinquent for 90 days or more. However, management may elect to continue the accrual when the estimated net available value of collateral is sufficient to cover the principal balance and accrued interest. It is our policy to discontinue the accrual of interest income on any loan for which we have reasonable doubt as to the payment of interest or principal. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Nonaccrual loans are returned to accrual status when the financial position of the borrower indicates there is no longer any reasonable doubt as to the payment of principal or interest. Other real estate owned consists of property acquired through formal foreclosure, in-substance foreclosure or by deed in lieu of foreclosure.

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

(in thousands)	September 30, 2014	December 31, 2013
Nonaccrual loans:
Real Estate:
Construction and land development	$488	$73
Farmland	262	130
1 - 4 family residential	4,637	4,248
Multifamily	-	-
Non-farm non-residential	5,514	7,539
Total Real Estate	10,901	11,990
Non-Real Estate:
Agricultural	1,073	526
Commercial and industrial	1,915	1,946
Consumer and other	-	23
Total Non-Real Estate	2,988	2,495
Total nonaccrual loans	13,889	14,485

Loans 90 days and greater delinquent & accruing:
Real Estate:
Construction and land development	-	-
Farmland	-	-
1 - 4 family residential	385	414
Multifamily	-	-
Non-farm non-residential	655	-
Total Real Estate	1,040	414
Non-Real Estate:
Agricultural	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total Non-Real Estate	-	-
Total loans 90 days and greater delinquent & accruing	1,040	414

Total nonperforming loans	$14,929	$14,899

Real Estate Owned:
Real Estate Loans:
Construction and land development	126	754
Farmland	-	-
1 - 4 family residential	907	1,803
Multifamily	-	-
Non-farm non-residential	952	800
Total Real Estate	1,985	3,357
Non-Real Estate Loans:
Agricultural	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total Non-Real Estate	-	-
Total Real Estate Owned	1,985	3,357

Total nonperforming assets	$16,914	$18,256

Nonperforming assets to total loans	2.26%	2.59%
Nonperforming assets to total assets	1.15%	1.27%

At September 30, 2014, nonperforming assets totaled $16.9 million, or 1.15% of total assets, compared to $18.3 million or 1.27% of total assets at December 31, 2013, which represented a decrease of $1.4 million or 7.7%. The decrease in non-performing assets occurred primarily as a result of a decrease in other real estate owned from $3.4 million at December 31, 2013 to $2.0 million at September 30, 2014, which was attributable to the sale of foreclosed residential and commercial real estate properties. There was also a decrease in non-farm non-residential non-accrual loans of $2.0 million. This decrease was principally due to charge offs taken against these credits and the transfer of $0.7 million to other real estate owned.  Management has not identified additional information on any loans not already included in impaired loans or the nonperforming assets that indicates possible credit problems that could cause doubt as to the ability of borrowers to comply with the loan repayment terms in the future. Nonperforming assets consist of loans 90 days or greater delinquent and still accruing, nonaccrual loans, and other real estate.

At September 30, 2014 nonaccrual loans totaled $13.9 million, a decrease of $0.6 million or 4.1% compared to nonaccrual loans of $14.5 million at December 31, 2013. The largest increase in non-accrual loans occurred with agricultural credits. Two agricultural loans with 90% government guarantees totaling $0.7 million were added to non-accrual in the third quarter of 2014.  Nonaccrual loans were concentrated in 3 credit relationships for a total of $5.4 million or 39.1% of nonaccrual loans at September 30, 2014.

At September 30, 2014 loans 90 days or greater delinquent and still accruing totaled $1.0 million compared to $0.4 million at December 31, 2013; an increase of $0.6 million. The increase was associated with a non-farm non-residential loan that totaled $0.7 million and was secured by commercial real estate. Subsequent to quarter end September 30, 2014 the borrower brought the loan current.

Other real estate owned at September 30, 2014 totaled $2.0 million, a decrease of $1.4 million from $3.4 million at December 31, 2013.  The decrease in other real estate was concentrated in the sale of a large one-to four-family residential property and a commercial building. A commercial building valued at $0.7 million was added to other real estate owned in the third quarter of 2014.
At September 30, 2014, our largest non-performing assets were comprised of the following nonaccrual loans: (1) a commercial real estate loan with a balance of $2.9 million secured by a hotel in Louisiana; (2) a commercial and industrial loan with a balance of $1.7 million secured by equipment, which has a USDA government guarantee for $1.4 million; and (3) a commercial real estate loan with a balance of $0.9 million secured by two non-owner occupied commercial properties.

Troubled Debt Restructuring.

Another category of assets which contribute to our credit risk is troubled debt restructurings (“TDRs”). A TDR is a loan for which a concession has been granted to the borrower due to a deterioration of the borrower’s financial condition. Such concessions may include reduction in interest rates, deferral of interest or principal payments, principal forgiveness and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. We strive to identify borrowers in financial difficulty early and work with them to modify to more affordable terms before such loan reaches nonaccrual status. In evaluating whether to restructure a loan, management analyzes the long-term financial condition of the borrower, including guarantor and collateral support, to determine whether the proposed concessions will increase the likelihood of repayment of principal and interest. TDRs that are not performing in accordance with their restructured terms and are either contractually 90 days past due or placed on nonaccrual status are reported as non-performing loans. Our policy provides that nonaccrual TDRs are returned to accrual status after a period of satisfactory and reasonable future payment performance under the terms of the restructuring. Satisfactory payment performance is generally no less than six consecutive months of timely payments and demonstrated ability to continue to repay.

The following is a summary of loans restructured as TDRs at September 30, 2014 and December 31, 2013:

(in thousands)	September 30, 2014	December 31, 2013
Restructured Loans:
In Compliance with Modified Terms	$3,004	$3,006
Past Due 30 through 89 days and still accruing	-	-
Past Due 90 days and greater and still accruing	-	-
Nonaccrual	-	-
Restructured Loans that subsequently defaulted	230	230
Total Restructured Loans	$3,234	$3,236

At September 30, 2014, we had two outstanding TDRs: (1) a $3.0 million non-farm non-residential loan secured by commercial real estate, which is performing in accordance with its new terms; and (2) a $0.2 million non-farm non-residential loan secured by commercial real estate, which has been classified as non-accruing.  The restructuring of these loans related to interest rate or amortization concessions.

Allowance for Loan Losses.

The allowance for loan losses is maintained to absorb potential losses in the loan portfolio. The allowance is increased by the provision for loan losses offset by recoveries of previously charged-off loans and is decreased by loan charge-offs. The provision is a charge to current expense to provide for current loan losses and to maintain the allowance commensurate with management’s evaluation of the risks inherent in the loan portfolio. Various factors are taken into consideration when determining the amount of the provision and the adequacy of the allowance. These factors include but are not limited to:

•	past due and non-performing assets;

•	specific internal analysis of loans requiring special attention;

•	the current level of regulatory classified and criticized assets and the associated risk factors with each;

•	changes in underwriting standards or lending procedures and policies;

•	charge-off and recovery practices;

•	national and local economic and business conditions;

•	nature and volume of loans;

•	overall portfolio quality;

•	adequacy of loan collateral;

•	quality of loan review system and degree of oversight by our board of directors;

•	competition and legal and regulatory requirements on borrowers;

•	examinations of the loan portfolio by federal and state regulatory agencies and examinations; and

•	review by our internal loan review department and independent accountants.

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

The allowance consists of specific, general, and unallocated components. The specific component relates to loans that are classified as doubtful, substandard, and impaired. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. Also, a specific reserve is allocated for our syndicated loans, including shared national credits. The general component covers non-classified loans and special mention loans and is based on historical loss experience for the past three years adjusted for qualitative factors described above. An unallocated component is maintained to cover uncertainties that could affect the estimate of probable losses.

The balance in the allowance for loan losses is principally influenced by the provision for loan losses and by net loan loss experience.  Additions to the allowance are charged to the provision for loan losses.  Losses are charged to the allowance as incurred and recoveries on losses previously charged to the allowance are credited to the allowance at the time recovery is collected.

The allowance for losses was $8.6 million at September 30, 2014, down from $10.4 million at December 31, 2013.

Provisions totaled $1.1 million in the first nine months of 2014 as compared to $2.0 million for the same period in 2013. The provisions made in the first nine months of 2014 were taken to provide for current loan losses and to maintain the allowance proportionate to risks inherent in the loan portfolio. Total charge-offs were $3.1 million for first nine months of 2014 as compared to $2.6 million for the same period in 2013.  Recoveries totaled $0.3 million during the first nine months of 2014 and $0.4 million during the first nine months of 2013. For more information, see Note 5 to Consolidated Financial Statements.
Comparing the nine months ended September 30, 2014 to September 30, 2013, the decline in allowance provision is attributed to improvement in the credit quality of the loan portfolio and to the fact that the impaired loan portfolio did not suffer additional declines in estimated fair value. The credit quality improvements were across most loan portfolio types with the largest improvement in non-farm non-residential loans, commercial and industrial loans, and construction and land development.

The Company has charged off $3.1 million in loan balances during the first nine months of 2014.  The charged-off loan balances were concentrated in 3 loan relationships which totaled $2.4 million or 78.9% of the total charged off amount. The charge offs were substantially provided for in prior periods as specific reserves for these loans.  The details of the $3.1 million in charged off loans are as follows:

1.
The Company charged off $1.0 million for a commercial and industrial loan that we reclassified as a non-farm non-residential loan as a result of the failure of a financial insurance business.  The loan had a balance of $1.4 million with a specific reserve of $0.8 million at December 31, 2013.  Analysis of the credit indicated that the loan balance should be charged down to the estimated collateral value of the commercial real estate.  The loan is in non-accrual with a current principal balance of $0.3 million at September 30, 2014.

2.
The Company charged off $0.8 million on a non-farm non-residential loan secured by a hotel.  The non-accrual loan had further deterioration in value which required the additional write down. The Company foreclosed upon the borrower and the collateral was transferred to other real estate owned with a balance of $0.7 million at September 30, 2014.

3.
The Company charged off $0.6 million on a second non-farm non-residential loan secured by a hotel. The non-accrual loan had further deterioration in value which required the additional write down. The loan is in non-accrual with a current principal balance of $2.9 million at September 30, 2014.

The remaining $0.7 million of charge-offs for the first nine months of 2014 were comprised of smaller loans and overdrawn deposit accounts.

All accrued but uncollected interest related to a loan is deducted from income in the period the loan is placed on nonaccrual. During the period a loan is in nonaccrual status, any cash receipts are first applied to the principal balance. Once the principal balance has been fully recovered, any residual amounts are applied to expenses resulting from the collection of the payment and to the recovery of any reversed interest income and interest income that would have been due had the loan not been nonaccrual. As of September 30, 2014 and December 31, 2013 the Company had nonaccrual loans totaling $13.9 million and $14.5 million, respectively. The allowance for loan losses at September 30, 2014 was $8.6 million or 1.16% of total loans and 57.8% of nonperforming loans. See Note 4 and 5 of the Notes to Consolidated Financial Statements for more information on loans and the allowance for loan losses.

Other information related to the allowance for loan losses are as follows:

(in thousands)	September 30, 2014	September 30, 2013
Loans:
Average outstanding balance	$721,419	$659,600
Balance at end of period	$743,061	$689,573

Allowance for Loan Losses:
Balance at beginning of year	$10,355	$10,342
Charge-offs	(3,082)	(2,646)
Recoveries	300	439
Provision	1,054	2,011
Balance at end of period	$8,627	$10,146

Deposits.

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. We regularly assess our funding needs, deposit pricing and interest rate outlooks. From December 31, 2013 to September 30, 2014, total deposits increased $17.3 million, or 1.3%, to $1.3 billion. Time deposits increased $11.8 million, or 1.8%, to $653.8 million at September 30, 2014 compared to $642.0 million at December 31, 2013. The majority of the increase in time deposits was associated with a new public funds deposit. Noninterest-bearing demand deposits increased $0.4 million from December 31, 2013 to September 30, 2014. Interest-bearing demand deposits decreased $0.7 million from December 31, 2013 to September 30, 2014.  At September 30, 2014, we had $20.7 million in brokered deposits.
As we seek to strengthen our net interest margin and improve our earnings, attracting core noninterest-bearing deposits will be a primary emphasis. Management will continue to evaluate and update our product mix in its efforts to attract additional core customers. We currently offer a number of noninterest-bearing deposit products that are competitively priced and designed to attract and retain customers with primary emphasis on core deposits.

As of September 30, 2014, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $464.3 million. At September 30, 2014, approximately $238.4 million of the Company's certificates of deposit had a remaining term greater than one year.

The following table compares deposit categories for the periods indicated.

	Average Balance	Average Balance	Increase (Decrease)
(in thousands except for %)	Nine Months Ended September 30, 2014	Twelve Months Ended December 31, 2013	Amount	Percent
Noninterest-bearing demand	$196,821	$196,589	$232	0.1%
Interest-bearing demand	390,099	334,573	55,526	16.6%
Savings	68,700	64,639	4,061	6.3%
Time	650,518	650,540	(22)	0.0%
Total deposits	$1,306,138	$1,246,341	$59,797	4.8%

At September 30, 2014, public funds deposits totaled $539.8 million compared to $515.6 million at December 31, 2013. Public fund time deposits totaled $251.7 million at September 30, 2014 compared to $208.6 million at December 31, 2013. We have developed a program for the retention and management of public funds deposits. Since 2007, we have maintained public funds deposits in excess of $175.0 million. These deposits are from local government entities such as school districts, hospital districts, sheriff departments and other municipalities. $430.5 million of these accounts at September 30, 2014 are under contracts with terms of three years or less. Three of these relationships account for 40% of our total public funds deposits, each of which is currently under contract with us. Public funds deposit accounts are collateralized by FHLB letters of credit and by eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac.

The following table sets forth public funds as a percent of total deposits.

(in thousands except for %)	September 30, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
Total Public Funds	$539,808	$515,578	$470,498	$431,905	$356,153
Total Deposits	$1,320,393	$1,303,099	$1,252,612	$1,207,302	$1,007,383
Total Public Funds as a percent of Total Deposits	40.9%	39.6%	37.6%	35.8%	35.4%

The following table sets forth the distribution of our time deposit accounts.

(in thousands)	September 30, 2014
Time deposits of less than $100,000	$189,533
Time deposits of $100,000 through $250,000	150,736
Time deposits of more than $250,000	313,528
Total Time Deposits	$653,797

Borrowings.

The Company maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. At September 30, 2014, short-term borrowings totaled $12.3 million which is an increase of $6.5 million from December 31, 2013. Short-term borrowings consisted of a line of credit totaling $1.8 million and collateralized short-term borrowings from the Federal Home Loan Bank totaling $10.5 million. The Company no longer maintained overnight repurchase agreements as of September 30, 2014.  The Company had long-term borrowings totaling $1.6 million as of September 30, 2014 and $0.5 million at December 31, 2013.  The Company increased long-term borrowings for investment purposes.

The average amount of total short-term borrowings for the nine months ended September 30, 2014 totaled $9.4 million, compared to $18.4 million for the nine months ended September 30, 2013. At September 30, 2014, the Company had $100.0 million in Federal Home Loan Bank letters of credit outstanding obtained solely for collateralizing public deposits.

Total Shareholders' Equity.

Total equity increased to $136.4 million at September 30, 2014 from $123.4 million at December 31, 2013. The increase in shareholders' equity was principally the result of a reduction in the balance of the accumulated other comprehensive income loss from $9.1 million at December 31, 2013 to $1.2 million at September 30, 2014.  The reduction was due to a $7.9 million decrease in net unrealized mark to market losses on available for sale securities (after taxes) as a result of a decline in market interest rates.  Total shareholders' equity also increased due to net income of $8.4 million during the nine month period ended September 30, 2014, partially offset by $3.0 million in cash dividends paid on our common stock and $0.3 million in dividends paid on our preferred stock issued to the U.S. Treasury in connection with our participation in the SBLF.  Retained earnings increased by $5.1 million from December 31, 2013 to September 30, 2014.

Results of Operations for the Third Quarter and Nine Months Ended September 30, 2014 and 2013

Performance Summary

Three months ended September 30, 2014 compared to the three months ended September 30, 2013.  Net income for the three months ended September 30, 2014 was $3.0 million, an increase of $0.7 million, or 31.6%, from $2.3 million for the three months ended September 30, 2013. Net income available to common shareholders for the three months ended September 30, 2014 was $2.9 million which was an increase of $0.8 million from $2.1 million for the same period in 2013. The increase in net income for the three months ended September 30, 2014 was primarily the result of increased loan interest income, increased noninterest income, lower interest expense and lower noninterest expense.  Earnings per common share for the three months ended September 30, 2014 was $0.45 per common share, an increase of 32.4% or $0.11 per common share from $0.34 per common share for the three months ended September 30, 2013.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2014.  Net income for the nine months ended September 30, 2014 was $8.4 million, an increase of $1.9 million, or 30.1%, from $6.5 million for the nine months ended September 30, 2013. Net income available to common shareholders for the nine months ended September 30, 2014 was $8.1 million which was an increase of $2.2 million from $5.9 million for the same period in 2013. The increase in net income for the nine months ended September 30, 2014 was primarily the result of increased loan interest income, lower interest expense, lower provision expenses and lower noninterest expense. Net gains on securities for the first nine months of 2014 and 2013 were $0.3 million and $1.6 million, respectively. Earnings per common share for the nine months ended September 30, 2014 was $1.29 per common share, an increase of 38.7% or $0.36 per common share from $0.93 per common share for the nine months ended September 30, 2013.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest income earned on interest-earning assets, including loans and securities, and interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Interest rate fluctuations, as well as changes in the amount and type of interest-earning assets and interest-bearing liabilities, combine to affect net interest income. Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities. It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds.

A financial institution’s asset and liability structure is substantially different from that of a non-financial company, in that virtually all assets and liabilities are monetary in nature. Accordingly, changes in interest rates may have a significant impact on a financial institution’s performance. The impact of interest rate changes depends on the sensitivity to the change of our interest-earning assets and interest-bearing liabilities. The effects of the low interest rate environment in recent years and our interest sensitivity position is discussed below.

Three months ended September 30, 2014 compared to the three months ended September 30, 2013. Net interest income for the three months ended September 30, 2014 and 2013 was $10.9 million and $10.0 million, respectively. The increase in net interest income for the three months ended September 30, 2014 was primarily due to the increase in the average balance of our total interest-earning assets and a decrease in the average rate of our total interest-bearing liabilities. For the three months ended September 30, 2014, the average balance of our total interest-earning assets increased by $66.7 million to $1.4 billion, which was partially offset by a decrease in the average rate of interest-earning assets by 8 basis points to 3.65% from 3.73% for the three months ended September 30, 2013.  The average rate of our total interest-bearing liabilities decreased by 21 basis points to 0.81% for the three months ended September 30, 2014 compared to 1.02% for the three months ended September 30, 2013, which was partially offset by the increase in the average balance of total interest-bearing liabilities by $44.7 million to $1.1 billion for the three months ended September 30, 2014. As a result, our net interest rate spread increased 13 basis points to 2.84% for the three months ended September 30, 2014 from 2.71% for the three months ended September 30, 2013, and our net interest margin increased 9 basis points to 3.01% for the three months ended September 30, 2014 from 2.92% for the three months ended September 30, 2013.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.  Net interest income for the first nine months of 2014 and 2013 was $32.4 million and $29.3 million, respectively. The increase in net interest income for the nine months ended September 30, 2014 was primarily due to the increase in the average balance of our total interest-earning assets and a decrease in the average rate of our total interest-bearing liabilities.  The average balance of total interest-earning assets increased by $52.3 million to $1.4 billion from September 30, 2013 to September 30, 2014. The average yield on our total interest-earning assets remained constant at 3.72% for the nine months ended September 30, 2014 and for the nine months ended September 30, 2013.  The average rate of our total interest-bearing liabilities decreased by 24 basis points to 0.83% for the nine months ended September 30, 2014 compared to 1.07% for the nine months ended September 30, 2013, which was partially offset by the increase in the average balance of total interest-bearing liabilities by $51.5 million to $1.1 billion from September 30, 2013 to September 30, 2014.  As a result, our net interest rate spread increased 24 basis points to 2.89% for the nine months ended September 30, 2014 from 2.65% for the nine months ended September 30, 2013, and our net interest margin increased 17 basis points to 3.06% for the nine months ended September 30, 2014 from 2.89% for the nine months ended September 30, 2013.

Interest Income

Three months ended September 30, 2014 compared with three months ended September 30, 2013. Interest income increased $0.4 million, or 2.6%, to $13.2 million for the three months ended September 30, 2014 primarily as a result of a $0.4 million increase in interest income on loans. The increase in interest income resulted primarily from a $66.2 million increase in the average balance of our interest-earnings assets to $1.4 billion for the three months ended September 30, 2014, which was partially offset by a decrease in the average rate of interest-earning assets by 8 basis points to 3.65% compared to 3.73% for the three months ended September 30, 2013.

Interest income on loans increased $0.4 million, or 3.8%, to $9.8 million for the three months ended September 30, 2014 as a result of an increase in the average balance of loans, partially offset by a decrease in the average yield on loans. The average balance of loans (excluding loans held for sale) increased by $58.1 million to $740.1 million for the three months ended September 30, 2014 from $682.0 million for the three months ended September 30, 2013 as a result of new loan originations, the majority of which were owner-occupied non-farm non-residential loans and commercial and industrial loans associated with syndicated loans, including shared national credits. Partially offsetting the increase in interest income on loans was a decrease in the average yield on loans (excluding loans held for sale), which decreased by 23 basis points to 5.22% for the three months ended September 30, 2014 from 5.45% for the three months ended September 30, 2013 due to pay-offs of higher-yielding existing loans in the current low interest rate environment.

Interest income on securities decreased $13,000, or 0.4%, to $3.4 million for the three months ended September 30, 2014 as a result of the decrease in the average yield on securities, which was partially offset by an increase in the average balance of the securities. The average yield on securities decreased by 13 basis points to 2.03% for the three months ended September 30, 2014 from 2.16% for the three months ended September 30, 2013 due to payoffs of higher yielding securities, which were reinvested in shorter duration lower yielding securities. The average balance of securities increased $37.2 million to $666.1 million for the three months ended September 30, 2014 from $628.9 million for the three months ended September 30, 2013 due to an increase in the average balance of our municipal and short-term agency securities.

Nine months ended September 30, 2014 compared with nine months ended September 30, 2013. Interest income increased $1.5 million, or 4.1%, to $39.4 million for the nine months ended September 30, 2014 from $37.8 million for the nine months ended September 30, 2013 primarily as a result of a $1.6 million increase in interest income on loans. The increase in interest income resulted primarily from a $52.3 million increase in the average balance of our interest-earnings assets to $1.4 billion for the nine months ended September 30, 2014. The average yield on our interest-earning assets stayed constant at 3.72% for the nine months ended September 30, 2014 and for the nine months ended September 30, 2013.

Interest income on loans increased $1.6 million, or 5.6%, to $29.2 million for the nine months ended September 30, 2014 as a result of an increase in the average balance of loans, partially offset by a decrease in the average yield on loans. The average balance of loans (excluding loans held for sale) increased by $61.8 million to $721.4 million for the nine months ended September 30, 2014 from $659.6 million for the nine months ended September 30, 2013 as a result of new loan originations, the majority of which were owner-occupied non-farm non-residential loans and commercial and industrial loans associated with syndicated loans, including shared national credits. Partially offsetting the increase in interest income on loans was a decrease in the average yield on loans (excluding loans held for sale), which decreased by 19 basis points to 5.42% for the nine months ended September 30, 2014 compared to 5.61% for the nine months ended September 30, 2013 due to pay-offs of higher-yielding existing loans in the current low interest rate environment.

Interest income on securities increased $7,000, or 0.1%, to $10.0 million for the nine months ended September 30, 2014 as a result of the increase in the average balance of securities, which was nearly offset by a decrease in the average yield on securities.  The average balance of securities increased $5.5 million to $640.8 million for the nine months ended September 30, 2014 from $635.3 million for the nine months ended September 30, 2013 due to the increase in the average balance of our municipal and short-term agency securities.  The average yield on securities decreased by 5 basis points to 2.09% for the nine months ended September 30, 2014 compared to 2.14% for the nine months ended September 30, 2013 due to payoffs of higher yielding securities, which were reinvested in shorter duration lower yielding securities.

Interest Expense

Three months ended September 30, 2014 compared with three months ended September 30, 2013. Interest expense decreased $0.5 million, or 17.7%, to $2.3 million for the three months ended September 30, 2014 from $2.8 million for the three months ended September 30, 2013 due to a decrease in the average rate on time deposits.  The average rate of time deposits decreased by 34 basis points during the three months ended September 30, 2014 to 1.15%, reflecting downward repricing of our time deposits in the continued low interest rate environment. The average balance of interest-bearing deposits increased by $56.4 million during the three months ended September 30, 2014 to $1.1 billion as a result of a $43.1 million increase in the average balance of core deposits and a $13.3 million increase in the average balance of time deposits.

Nine months ended September 30, 2014 compared with nine months ended September 30, 2013. Interest expense decreased $1.6 million, or 18.5%, to $7.0 million for the nine months ended September 30, 2014 from $8.6 million for the nine months ended September 30, 2013 due primarily to a decrease in the average rate on time deposits. The average rate of time deposits decreased by 33 basis points during the nine months ended September 30, 2014 to 1.20%, reflecting downward repricing of our time deposits in the continued low interest rate environment. The average balance of interest-bearing deposits increased by $60.4 million during the nine months ended September 30, 2014 to $1.1 billion as a result of a $60.9 million increase in the average balance of core deposits, which was partially offset by a $0.5 million decrease in the average balance of time deposits.

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

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
(in thousands except for %)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-earning deposits with banks	$24,316	$16	0.28%	$51,950	$33	0.25%
Securities (including FHLB stock)	666,067	3,410	2.03%	628,872	3,423	2.16%
Federal funds sold	272	-	-%	1,166	-	-%
Loans held for sale	49	-	-%	105	-	-%
Loans, net of unearned income	740,090	9,735	5.22%	682,036	9,376	5.45%
Total interest-earning assets	1,430,794	$13,161	3.65%	1,364,129	$12,832	3.73%

Noninterest-earning assets:
Cash and due from banks	8,804			9,037
Premises and equipment, net	20,225			19,902
Other assets	9,429			12,623
Total Assets	$1,469,252			$1,405,691

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$375,718	$321	0.34%	$337,697	$291	0.34%
Savings deposits	69,862	8	0.05%	64,755	8	0.05%
Time deposits	665,640	1,923	1.15%	652,331	2,450	1.49%
Borrowings	13,673	44	1.28%	25,455	39	0.61%
Total interest-bearing liabilities	1,124,893	$2,296	0.81%	1,080,238	$2,788	1.02%

Noninterest-bearing liabilities:
Demand deposits	202,596			195,723
Other	5,077			5,653
Total Liabilities	1,332,566			1,281,614

Shareholders' equity	136,686			124,077
Total Liabilities and Shareholders' Equity	$1,469,252			$1,405,691
Net interest income		$10,865			$10,044

Net interest rate spread (1)			2.84%			2.71%
Net interest-earning assets (2)	$305,901			$283,891
Net interest margin (3), (4)			3.01%			2.92%

Average interest-earning assets to interest-bearing liabilities			127.19%			126.28%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	The tax adjusted net interest margin was 3.05% and 2.94% for the above periods ended September 30, 2014 and 2013 respectively. A 35% tax rate was used to calculate the effect on securities income from tax exempt securities.

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
(in thousands except for %)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-earning deposits with banks	$52,804	$97	0.25%	$66,016	$124	0.25%
Securities (including FHLB stock)	640,785	10,034	2.09%	635,314	10,027	2.14%
Federal funds sold	313	-	-%	1,925	1	0.07%
Loans held for sale	13	-	-%	133	-	-%
Loans, net of unearned income	721,406	29,220	5.42%	659,600	27,661	5.61%
Total interest-earning assets	1,415,321	$39,351	3.72%	1,362,988	$37,813	3.72%

Noninterest-earning assets:
Cash and due from banks	9,246			9,311
Premises and equipment, net	19,772			19,665
Other assets	9,772			8,015
Total Assets	$1,454,111			$1,399,979

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$390,099	$1,004	0.34%	$333,558	$973	0.39%
Savings deposits	68,700	24	0.05%	64,334	33	0.07%
Time deposits	650,518	5,848	1.20%	651,043	7,441	1.53%
Borrowings	10,420	102	1.31%	19,287	114	0.79%
Total interest-bearing liabilities	1,119,737	$6,978	0.83%	1,068,222	$8,561	1.07%

Noninterest-bearing liabilities:
Demand deposits	196,821			195,643
Other	4,759			5,018
Total Liabilities	1,321,317			1,268,883

Shareholders' equity	132,794			131,096
Total Liabilities and Shareholders' Equity	$1,454,111			$1,399,979
Net interest income		$32,373			$29,252

Net interest rate spread (1)			2.89%			2.65%
Net interest-earning assets (2)	$295,584			$294,766
Net interest margin (3), (4)			3.06%			2.89%

Average interest-earning assets to interest-bearing liabilities			126.40%			127.59%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	The tax adjusted net interest margin was 3.08% and 2.89% for the above periods ended September 30, 2014 and 2013 respectively. A 35% tax rate was used to calculate the effect on securities income from tax exempt securities.

Provision for Loan Losses.

A provision for loan losses is a charge to income in an amount that management believes is necessary to maintain an adequate allowance for loan losses. The provision is based on management’s regular evaluation of current economic conditions in our specific markets as well as regionally and nationally, changes in the character and size of the loan portfolio, underlying collateral values securing loans, and other factors which deserve recognition in estimating loan losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.

For the three months ended September 30, 2013, the provision for loan losses was $0.4 million compared to $0.3 million for the same period in 2013.  The allowance for loan losses at September 30, 2014 was $8.6 million and was 1.16% of total loans.  The increase in the provision was principally due to growth in loans.

We recorded a $1.1 million provision for loan losses for the nine months ended September 30, 2014 compared to $2.0 million for the same period in 2013. The decline in the provision is attributed to improvement in the credit quality of the loan portfolio and to the fact that the impaired loan portfolio did not suffer additional declines in estimated fair value.

The impaired loan portfolio did not suffer additional declines in estimated fair value requiring further provisions. The decline was also due to an improvement in our historical charge-off trends. We believe that the allowance is adequate to cover potential losses in the loan portfolio given the current economic conditions, and current expected net charge-offs and non-performing asset levels.

Noninterest Income.

Our primary sources of recurring noninterest income are customer service fees, loan fees, gains on the sale of loans and available-for-sale securities and other service fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.

Noninterest income totaled $1.6 million for the three months ended September 30, 2014, an increase of $0.1 million from $1.5 million for the three months ended September 30, 2013.  The majority of the increase was due to higher gains on securities sales.  Net securities gains were $91,000 for the three months ended September 30, 2014 as compared to $12,000 for the same period in 2013.  Service charges, commissions and fees totaled $1.2 million for the three months ended September 30, 2014 as compared to $1.2 million for the same period in 2013.  Other noninterest income increased by $22,000 to $0.4 million for the three months ended September 30, 2014 compared to the same period in 2013.

Noninterest income totaled $4.7 million for the nine months ended September 30, 2014, a decrease of $1.3 million when compared to $6.0 million for the comparable period in 2013. The majority of the decrease was due to lower gains on securities sales. Net securities gains were $0.3 million for the first nine months of 2014 as compared to $1.6 million for the same period in 2013. Service charges, commissions and fees totaled $3.3 million for the nine months ended September 30, 2014 and $3.5 million for the same period in 2013. Other noninterest income increased by $0.1 million to $1.1 million for the first nine months of 2014 compared to $1.0 million for the same period in 2013.

Noninterest Expense.

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense and other types of expenses.  Noninterest expense totaled $7.6 million for the three months ended September 30, 2014 and $7.8 million for the three months ended September 30, 2013.  Salaries and benefits expense increased $0.4 million to $4.0 million for the three months ended September 30, 2014 compared to $3.6 million for the same period in 2013. The increase in salaries and benefits expense was due primarily to increased costs associated with our employee health insurance plan. Occupancy and equipment expense totaled $1.0 million for both the three months ended September 30, 2014 and 2013.  Other noninterest expense totaled $2.7 million for the three months ended September 30, 2014, a decrease of $0.6 million, or 17.3%, when compared to $3.3 million for the same period in 2013. The decrease in non-interest expense was primarily associated with reduced legal expenses since the credit quality of the loan portfolio improved along with a reduction in data processing expenses as the Company repriced existing contracts lower.

Noninterest expense decreased $36,000 to $23.4 million for the nine months ended September 30, 2014 compared to the same period in 2013. For the nine months ended September 30, 2014 and 2013, salaries and benefits expense totaled $11.7 million and $10.8 million, respectively, due primarily to increased costs associated with our employee health insurance plan. Occupancy and equipment expense totaled $3.0 million for both the nine months ended September 30, 2014 and 2013. Other noninterest expense decreased by $1.0 million to $8.6 million for the nine months ended September 30, 2014 from $9.7 million for the nine months ended September 30, 2013.

The following table presents, for the periods indicated, the major categories of other noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Other noninterest expense:
Legal and professional fees	$468	$729	$1,344	$1,816
Data processing	264	316	812	965
Marketing and public relations	240	219	731	697
Taxes - sales, capital, and franchise	171	176	517	499
Operating supplies	113	98	305	385
Travel and lodging	130	151	427	447
Net costs from other real estate and repossessions	88	203	836	633
Regulatory assessment	289	376	901	1,334
Other	935	996	2,765	2,896
Total other expense	$2,698	$3,264	$8,638	$9,672

Income Taxes.

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other non-deductible expenses.  The provision for income taxes for the three months ended September 30, 2014 and 2013 was $1.5 million and $1.1 million, respectively.  The provision for income taxes increased due to the increase in income before taxes.  The Company’s statutory tax rate was 34.0% for the three months ended September 30, 2014, which was unchanged from the third quarter of 2013.

The provision for income taxes for the nine months ended September 30, 2014 and 2013 was $4.2 million and $3.4 million, respectively. The provision for income taxes increased due to the increase in income before taxes. Our statutory tax rate was 35.0% for the nine months ended September 30, 2014 and September 30, 2013.

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

Loans maturing within one year or less at September 30, 2014 totaled $159.7 million. At September 30, 2014, time deposits maturing within one year or less totaled $415.4 million. The Company’s held to maturity ("HTM") portfolio at September 30, 2014 was $143.4 million or 21.7% of the investment portfolio compared to $150.3 million or 23.7% at December 31, 2013. The securities in the held to maturity portfolio are used to collateralize public funds deposits and may also be used to secure borrowings with the Federal Home Loan Bank or Federal Reserve Bank. The agency securities in the HTM portfolio have maturities of 10 years or less. The mortgage backed securities have stated final maturities of 15 to 20 years at September 30, 2014. The HTM portfolio had a forecasted weighted average life of approximately 5.3 years based on current interest rates. Management regularly monitors the size and composition of the HTM portfolio to evaluate its effect on the Company’s liquidity. The Company’s available for sale portfolio was $518.6 million or 78.3% of the investment portfolio as of September 30, 2014. The majority of the AFS portfolio was comprised of  U.S. Government Agencies, municipal bonds and investment grade corporate bonds. Management believes these securities are readily marketable and enhance the Company’s liquidity.

The Company maintained a net borrowing capacity at the Federal Home Loan Bank totaling $201.3 million and $109.6 million at September 30, 2014 and December 31, 2013, respectively. The Company also has a discount window line of $41.3 million with the Federal Reserve Bank. We also maintain federal funds lines of credit at various correspondent banks with borrowing capacity of $70.5 million and a revolving line of credit for $2.5 million with an availability of $0.7 million as of September 30, 2014. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources.

The Company's capital position is reflected in shareholders’ equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total shareholders’ equity increased to $136.4 million at September 30, 2014 from $123.4 million at December 31, 2013. The increase in total shareholders’ equity was principally the result of a reduction in the balance of the accumulated other comprehensive loss from $9.1 million at December 31, 2013 to $1.2 million at September 30, 2014. The reduction was primarily due to a $10.5 million decrease in net unrealized mark to market losses on available for sale securities (after taxes) as a result of a decline in market interest rates. Shareholders’ equity also increased due to net income of $8.4 million during the nine month period ended September 30, 2014, partially offset by $3.0 million in cash dividends paid on our common stock and $0.3 million in dividends paid on our Series C Preferred Stock issued to the Treasury in connection with our participation in the SBLF. We are currently at the contractual minimum dividend rate of 1.0% on our SBLF capital. Beginning on March 22, 2016, the per annum dividend rate on the Series C Preferred Stock will increase to a fixed rate of 9.0% if any Series C Preferred Stock remains outstanding.

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

At September 30, 2014, we satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.

	"Well Capitalized Minimums"	As of September 30, 2014	As of December 31, 2013
Tier 1 Leverage Ratio
Consolidated	5.00%	9.13%	9.14%
Bank	5.00%	9.12%	9.17%

Tier 1 Risk-based Capital Ratio
Consolidated	6.00%	13.45%	13.61%
Bank	6.00%	13.44%	13.66%

Total Risk-based Capital Ratio
Consolidated	10.00%	14.31%	14.71%
Bank	10.00%	14.31%	14.76%

The Company will be subject to new capital requirements beginning January 1, 2015.  Please see the risk factor for capital requirements for additional information.

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

The majority of our assets and liabilities are monetary in nature. Consequently, one of our most significant forms of market risk is interest rate risk, which is inherent in our lending and deposit-taking activities. Our assets, consisting primarily of loans secured by real estate and fixed rate securities in our investment portfolio, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. The board of directors of First Guaranty Bank has established two committees, the management asset liability committee and the board investment committee, to oversee the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors. The management asset liability committee is comprised of senior officers of the Bank and meets as needed to review our asset liability policies and interest rate risk position. The board ALCO investment committee is comprised of certain members of the board of directors of the Bank and meets monthly. The management asset liability committee provides a monthly report to the board ALCO investment committee.

The need for interest sensitivity gap management is most critical in times of rapid changes in overall interest rates. We generally seek to limit our exposure to interest rate fluctuations by maintaining a relatively balanced mix of rate sensitive assets and liabilities on a one-year time horizon and greater than one-year time horizon. Because of the significant impact on net interest margin from mismatches in repricing opportunities, we monitor the asset-liability mix periodically depending upon the management asset liability committee’s assessment of current business conditions and the interest rate outlook. We maintain exposure to interest rate fluctuations within prudent levels using varying investment strategies. These strategies include, but are not limited to, frequent internal modeling of asset and liability values and behavior due to changes in interest rates. We monitor cash flow forecasts closely and evaluate the impact of both prepayments and extension risk.

The following interest sensitivity analysis is one measurement of interest rate risk. This analysis, which we prepare monthly, reflects the contractual maturity characteristics of assets and liabilities over various time periods. This analysis does not factor in prepayments or interest rate floors on loans which may significantly change the report. This table includes nonaccrual loans in their respective maturity periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at September 30, 2014 illustrated below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

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

	September 30, 2014
	Interest Sensitivity Within
(in thousands except for %)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$187,158	$76,862	$264,020	$479,041	$743,061
Securities (including FHLB stock)	17,322	50,737	68,059	595,836	663,895
Federal Funds Sold	301	-	301	-	301
Other earning assets	29,062	-	29,062	-	29,062
Total earning assets	$233,843	$127,599	$361,442	$1,074,877	$1,436,319

Source of Funds:
Interest-bearing accounts:
Demand deposits	$390,672	$-	$390,672	$-	$390,672
Savings deposits	71,185	-	71,185	-	71,185
Time deposits	200,850	214,384	415,234	238,563	653,797
Short-term borrowings	10,500	1,800	12,300	-	12,300
Long-term borrowings	1,605	-	1,605	-	1,605
Noninterest-bearing, net	-	-	-	306,760	306,760
Total source of funds	$674,812	$216,184	$890,996	$545,323	$1,436,319

Period gap	$(440,969)	$(88,585)	$(529,554)	$529,554
Cumulative gap	$(440,969)	$(529,554)	$(529,554)	$-

Cumulative gap as a percent of earning assets	-30.7%	-36.9%	-36.9%

Net interest income at risk measures the risk of a decline in earnings due to changes in interest rates. The first table below presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in the yield curve over a 12-month horizon at September 30, 2014. Shifts are measured in 100 basis point increments (+400 through -100 basis points) from base case. We don’t present shifts less than 100 basis points because of the current low interest rate environment. The base case scenario encompasses key assumptions for asset/liability mix, loan and deposit growth, pricing, prepayment speeds, deposit decay rates, securities portfolio cash flows and reinvestment strategy and the market value of certain assets under the various interest rate scenarios. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous shocks are performed against that yield curve. The second table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from a gradual shift in the yield curve over a 12 month horizon.

Intantaneous Changes in Interest Rates (In Basis Points)	Percent Change In Net Interest Income
+400	(18.76%)
+300	(11.67%)
+200	(7.59%)
+100	(3.36%)
Base	0.00%
-100	(4.06%)

Gradual Change in Interest Rates (In Basis Points)	Percent Change In Net Interest Income
+400	(3.79%)
+300	(2.49%)
+200	(1.52%)
+100	(0.77%)
Base	0.00%
-100	(0.93%)

These scenarios above are both instantaneous shocks and gradual interest rate ramps that assume balance sheet management will mirror the base case. Even if interest rates change in the designated amounts, there can be no assurance that our assets and liabilities would perform as anticipated. Additionally, a change in the U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the U.S. Treasury yield curve would cause significantly different changes to net interest income than indicated above. Strategic management of our balance sheet would be adjusted to accommodate these movements. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analysis presented above. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Also, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. We consider all of these factors in monitoring exposure to interest rate risk.

We are pursuing a strategy that began in 2012 to reduce long-term interest rate risk. The contractual maturity of the investment portfolio was shortened and mortgage backed securities were purchased to enhance cash flow. We were able to grow our loan portfolio. New loans originated generally were either floating rate or were fixed rate with maturities that did not exceed five years.  Deposit maturities were extended and generally priced lower. We believe that the addition of short-term securities and deploying our capital to grow our loan portfolio will help to lower interest rate risk.

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

Item 1A. Risk Factors

Risks Related to Our Business and Operations

Adverse events in Louisiana, where our business is concentrated, could adversely affect our results of operations and future growth.

Our business, the location of our branches and the real estate used as collateral on our real estate loans are primarily concentrated in Louisiana. At September 30, 2014, approximately 77.0% of the secured loans in our loan portfolio were secured by real estate and other collateral located in Louisiana. As a result, we are exposed to risks associated with a lack of geographic diversification. The occurrence of an economic downturn in Louisiana, or adverse changes in laws or regulations in Louisiana could impact the credit quality of our assets, the businesses of our customers and our ability to expand our business. Our success significantly depends upon the growth in population, income levels, deposits and housing in our market area. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may be negatively affected.

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

We have a significant number of loans secured by real estate, and a downturn in the local real estate market could negatively impact our profitability.

At September 30, 2014, approximately 70.0% of our total loan portfolio was secured by real estate, almost all of which is located in Louisiana. As a result of the severe recession in 2008 and 2009, real estate values nationally and in our Louisiana markets declined. Recently, real estate values both nationally and in our market areas have shown improvement. Future declines in the real estate values in our Louisiana markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. This could require increasing our allowance for loan losses to address the decrease in the value of the real estate securing our loans which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our loan portfolio consists of a high percentage of loans secured by non-farm non-residential real estate. These loans carry a greater credit risk than loans secured by one- to four-family properties.

Our loan portfolio includes non-farm non-residential real estate loans, primarily loans secured by commercial real estate such as office buildings, hotels and retail facilities. At September 30, 2014, our non-farm non-residential loans totaled $333.4 million, or 44.8% of our total loan portfolio. Our non-farm non-residential real estate loans expose us to greater risk of nonpayment and loss than one- to four-family family residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the borrowers. If we foreclose on these loans, our holding period for the collateral typically is longer than for a one- to four-family residential property because there are fewer potential purchasers of the collateral. In addition, non-farm non-residential real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential loans. Accordingly, charge-offs on non-farm non-residential loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. An unexpected adverse development on one or more of these types of loans can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

A large portion of our loan portfolio is comprised of commercial and industrial loans secured by receivables, inventory, equipment or other commercial collateral, the deterioration in value of which could increase the potential for future losses.

At September 30, 2014, $171.1 million, or 23.0% of our total loans, was comprised of commercial and industrial loans to businesses collateralized by general business assets including, among other things, accounts receivable, inventory and equipment and generally backed by a personal guaranty of the borrower or principal. These commercial and industrial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial and industrial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes moveable property such as equipment and inventory, which may decline in value more rapidly than we anticipate, or may be difficult to market and sell, exposing us to increased credit risk. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets, resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

A portion of our loan portfolio consists of syndicated loans, including syndicated loans known as shared national credits, secured by assets located generally outside of our market area. Syndicated loans may have a higher risk of loss than other loans we originate because we are not the lead lender and we have limited control over credit monitoring.

Over the last seven years, we have pursued a focused program to participate in select syndicated loans (loans made by a group of lenders, including us, who share or participate in a specific loan) with a larger regional financial institution as the lead lender. Syndicated loans are typically made to large businesses (which are referred to as shared national credits) or middle market companies (which do not meet the regulatory definition of shared national credits), both of which are secured by business assets or equipment, and commercial real estate located generally outside of our market area. The syndicate group for both types of loans usually consists of two to three other financial institutions. At September 30, 2014, we had $117.2 million in syndicated loans, or 15.7% of our total loan portfolio with our largest individual syndicated loan totaling $9.7 million. At September 30, 2014, shared national credit loans totaled $71.8 million, or 9.7% of our total loan portfolio. In addition at September 30, 2014, we had $45.4 million in syndicated loans that were not shared national credits. Syndicated loans may have a higher risk of loss than other loans we originate because we rely on the lead lender to monitor the performance of the loan. Moreover, our decision regarding the classification of a syndicated loan and loan loss provisions associated with a syndicated loan are made in part based upon information provided by the lead lender. A lead lender also may not monitor a syndicated loan in the same manner as we would for other loans that we originate. If our underwriting of these syndicated loans is not sufficient, our non-performing loans may increase and our earnings may decrease.

Interest rate shifts may reduce net interest income and otherwise negatively impact our financial condition and results of operations.

The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings and cash flows depend to a great extent upon the level of our net interest income, or the difference between the interest income we earn on loans, investments and other interest-earning assets, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes.

When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. Additionally, an increase in interest rates may, among other things, reduce the demand for loans and our ability to originate loans and decrease loan repayment rates. A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan portfolio and increased competition for deposits. Accordingly, changes in the level of market interest rates affect our net yield on interest-earning assets, loan origination volume and our overall results. Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in market interest rates, those rates are affected by many factors outside of our control, including governmental monetary policies, inflation, deflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets.

We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

While we attempt to invest a significant percentage of our assets in loans (our loan to deposit ratio was 56.3% at September 30, 2014), we invest a large portion of our total assets (44.8% at September 30, 2014) in investment securities with the primary objectives of providing a source of liquidity, generating an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements of our public fund deposits and meeting regulatory capital requirements.  At September 30, 2014, the book value of our securities portfolio was $662.0 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause an other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, financial condition and results of operations.

Public funds deposits are an important source of funds for us and a reduced level of those deposits may hurt our profits.

Public funds deposits are a significant source of funds for our lending and investment activities. At September 30, 2014, $539.8 million, or 40.9% of our total deposits, consisted of public funds deposits from local government entities such as school districts, hospital districts, sheriff departments and other municipalities, which are collateralized by letters of credit from the Federal Home Loan Bank (“FHLB”) and investment securities. Given our dependence on high-average balance public funds deposits as a source of funds, our inability to retain such funds could significantly and adversely affect our liquidity. Further, our public funds deposits are primarily demand deposit accounts or short-term time deposits and are therefore more sensitive to interest rate risks. If we are forced to pay higher rates on our public funds accounts to retain those funds, or if we are unable to retain such funds and we are forced to resort to other sources of funds for our lending and investment activities, such as borrowings from the FHLB, the interest expense associated with these other funding sources may be higher than the rates we are currently paying on our public funds deposits, which would adversely affect our net income.

We may not be able to successfully maintain and manage our growth.

Continued growth depends, in part, upon the ability to expand market presence, to successfully attract core deposits, and to identify attractive commercial lending opportunities. Management may not be able to successfully manage increased levels of assets and liabilities. We may be required to make additional investments in equipment and personnel to manage higher asset levels and loan balances, which may adversely impact our efficiency, earnings and shareholder returns. In addition, franchise growth may increase through acquisitions and de novo branching. The ability to successfully integrate such acquisitions into our consolidated operations will have a direct impact on our financial condition and results of operations.

We depend primarily on net interest income for our earnings rather than noninterest income.

Net interest income is the most significant component of our operating income. For the nine month period ended September 30, 2014, our net interest income totaled $32.4 million in comparison to our total non-interest income of $4.7 million earned during the same period. For the year ended December 31, 2013, our net interest income totaled $39.8 million in comparison to our total non-interest income of $7.5 million earned during the same period. We do not rely on nontraditional sources of fee income utilized by some community banks, such as fees from sales of insurance, securities or investment advisory products or services. The amount of our net interest income is influenced by the overall interest rate environment, competition, and the amount of interest-earning assets relative to the amount of interest-bearing liabilities. In the event that one or more of these factors were to result in a decrease in our net interest income, we have limited sources of non-interest income to offset any decrease in our net interest income.

If our nonperforming assets increase, our earnings will be adversely affected.

At September 30, 2014, our non-performing assets, which consist of non-performing loans and other real estate owned, were $16.9 million, or 1.15% of total assets. Our non-performing assets adversely affect our net income in various ways:

•	we record interest income only on the cash basis or cost-recovery method for nonaccrual loans and we do not record interest income for other real estate owned;

•	we must provide for probable loan losses through a current period charge to the provision for loan losses;

•	non-interest expense increases when we write down the value of properties in our other real estate owned portfolio to reflect changing market values;

•	there are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees; and

•	the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity.

If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our non-performing assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations.

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

At September 30, 2014, our allowance for loan losses as a percentage of total loans, net of unearned income, was 1.16% and as a percentage of total non-performing loans was 57.8%. The determination of the appropriate level of allowance is subject to judgment and requires us to make significant estimates of current credit risks and future trends, all of which are subject to material changes. If assumptions prove to be incorrect, the allowance for loan losses may not cover inherent losses in the loan portfolio at the date of the financial statements. Significant additions to the allowance would materially decrease net income. Non-performing loans may increase and non-performing or delinquent loans may adversely affect future performance. In addition, federal and state regulators periodically review the allowance for loan losses and may require an increase in the allowance for loan losses or recognize further loan charge-offs. Any significant increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition.

Emphasis on the origination of short-term loans could expose us to increased lending risks.

At September 30, 2014, $603 million, or 81.0% of our total loans consisted of short-term loans, defined as loans whose payments are typically based on ten to 20-year amortization schedules but have maturities typically ranging from one to five years. This results in our borrowers having significantly higher final payments due at maturity, known as a “balloon payment.” In the event our borrowers are unable to make their balloon payments when they are due, we may incur significant losses in our loan portfolio. Moreover, while the shorter maturities of our loan portfolio help us to manage our interest rate risk, they also increase the reinvestment risk associated with new loan originations. During an economic slow-down, we might incur significant losses as our loan portfolio matures.

We rely on our management team and our board of directors for the successful implementation of our business strategy.

Our success depends significantly on the continued service and skills of our senior management team and our board of directors, particularly Marshall T. Reynolds, our Chairman, Alton B. Lewis, our President and Chief Executive Officer and Eric J. Dosch, our Chief Financial Officer. The implementation of our business and growth strategies also depends significantly on our ability to attract, motivate and retain highly qualified executives and directors. The loss of services of one or more of these individuals could have a negative impact on our business because of their skills, years of industry experience and difficulty of promptly finding qualified replacement personnel.

We have several large non-controlling shareholders, and such shareholders may independently vote their shares in a manner that you may not consider to be consistent with your best interest or the best interest of our shareholders as a whole.

Our principal shareholders (Marshall T. Reynolds, Douglas V. Reynolds, Daniel P. Harrington, William K. Hood and Edgar R. Smith III) beneficially own 45.2% of our outstanding common stock at September 30, 2014.  Each of these shareholders will continue to have the ability to independently vote a meaningful percentage of our outstanding common stock on all matters put to a vote of our shareholders, including the election of our board of directors and certain other significant corporate transactions, such as a merger or acquisition transaction. On any such matter, the interests of these shareholders may not coincide with the interests of the other holders of our common stock and any such difference in interests may result in that shareholder voting its shares in a manner inconsistent with the interests of other shareholders.

We obtain a significant portion of our noninterest revenue through service charges on core deposit accounts, and regulations impacting service charges could reduce our fee income.

A significant portion of our noninterest revenue is derived from service charge income. During the nine months ended September 30, 2014, service charges, commissions and fees represented $3.3 million, or 69.9% of our total noninterest income. The largest component of this service charge income is overdraft-related fees. Management believes that changes in banking regulations pertaining to rules on certain overdraft payments on consumer accounts have and will continue to have an adverse impact on our service charge income. Additionally, changes in customer behavior, as well as increased competition from other financial institutions, may result in declines in deposit accounts or in overdraft frequency resulting in a decline in service charge income. A reduction in deposit account fee income could have a material adverse effect on our earnings.

We may be unable to successfully compete with others for business.

The area in which we operate is considered attractive from an economic and demographic viewpoint, and is a highly competitive banking market. We compete for loans and deposits with numerous regional and national banks and other community banking institutions, as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers and private lenders. Many competitors have substantially greater resources than we do. The differences in resources may make it harder for us to compete profitably, reduce the rates that we can earn on loans and investments, increase the rates we must offer on deposits and other funds, and adversely affect our overall financial condition and earnings.

Hurricanes or other adverse weather conditions in Louisiana can have an adverse impact on our market area.

Our market area in Southeast Louisiana is close to New Orleans and the Gulf of Mexico, areas which are susceptible to hurricanes, tropical storms and other natural disasters and adverse weather conditions. For example, Hurricane Katrina hit the greater New Orleans area in August 2005 causing widespread damage. Similar future events could potentially cause widespread property damage, require the relocation of an unprecedented number of residents and business operations, and severely disrupt normal economic activity in our market areas, which may have an adverse effect on our operations, loan originations and deposit base. Moreover, our ability to compete effectively with financial institutions whose operations are not concentrated in areas affected by hurricanes or other adverse weather conditions or whose resources are greater than ours will depend primarily on our ability to continue normal business operations following such event. The severity and duration of the effects of hurricanes or other adverse weather conditions will depend on a variety of factors that are beyond our control, including the amount and timing of government, private and philanthropic investments including deposits in the region, the pace of rebuilding and economic recovery in the region and the extent to which a hurricane’s property damage is covered by insurance. The occurrence of any such event could have a material adverse effect on our business, financial condition and results of operations.

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

Changes in accounting policies or in accounting standards could materially affect how we report our financial condition and results of operations.

Accounting policies are essential to understanding our financial condition and results of operations. Some of these policies require the use of estimates and assumptions that may affect the value of our assets or liabilities and financial results. Some of our accounting policies are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain, and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. If such estimates or assumptions underlying our financial statements are incorrect, we may experience material losses.

From time to time, the Financial Accounting Standards Board and the Securities and Exchange Commission change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our financial statements. These changes are beyond our control, can be difficult to predict and could materially affect how we report our financial condition and results of operations. We could also be required to apply a new or revised standard retroactively, which may result in our restating our prior period financial statements.

We hold certain intangible assets that could be classified as impaired in the future. If these assets are considered to be either partially or fully impaired in the future, our earnings and the book values of these assets would decrease.

We are required to test goodwill and core deposit intangible assets for impairment on a periodic basis. The impairment testing process considers a variety of factors, including macroeconomic conditions, industry and market considerations, cost factors, and financial performance. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment which would adversely affect our financial performance.

A lack of liquidity could adversely affect our operations and jeopardize our business, financial condition and results of operations.

Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, the sale of our investment securities, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments such as money market funds, we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income. As stated above, public funds are a sizeable portion of our deposits. Loss of a large public funds depositor at the end of a contract would negatively impact liquidity.

Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities, and proceeds from the issuance and sale of our equity securities to investors. Additional liquidity is provided by the ability to borrow from the Federal Home Loan Bank (“FHLB”) or the Federal Reserve Bank of Atlanta (“Federal Reserve Bank”). We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by a decrease in the level of our business activity as a result of a downturn in our target markets or by one or more adverse regulatory actions against us.

Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

Our dividend policy may change without notice, and our future ability to pay dividends is also subject to regulatory restrictions.

Holders of our common stock are entitled to receive only such cash dividends as our board of directors may declare out of funds legally available for the payment of dividends.

Although First Guaranty Bancshares, and First Guaranty Bank prior to the one-for-one share exchange that resulted in First Guaranty Bank becoming the wholly-owned subsidiary of First Guaranty Bancshares, paid a quarterly dividend to our shareholders for 85 consecutive quarters at September 30, 2014, we have no obligation to continue paying dividends, and we may change our dividend policy at any time without prior notice to our shareholders.

Any declaration and payment of dividends on common stock will substantially depend upon our earnings and financial condition, liquidity and capital requirements, regulatory and state law restrictions, general economic conditions and regulatory climate and other factors deemed relevant by our board of directors. Furthermore, consistent with our strategic plans, growth initiatives, capital availability, projected liquidity needs, and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely impact the amount of dividends, if any, paid to our shareholders.

The dividend rate on our 39,435 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series C (“Series C Preferred Stock”) that we issued to the United States Department of the Treasury as part of our participation in the Small Business Lending Fund (“SBLF”) will increase to 9.0% if we have not redeemed the Series C Preferred Stock on or prior to March 22, 2016, which will impact net income available to holders of our common stock and earnings per share of our common stock.

The per annum dividend rate on the shares of our Series C Preferred Stock was 1.0% per annum at September 30, 2014. Beginning on March 22, 2016, the per annum dividend rate on the Series C Preferred Stock will increase to a fixed rate of 9.0% if any Series C Preferred Stock remains outstanding. At the current dividend rate of 1.0% per annum, the total dividend paid on our Series C Preferred Stock is $394,350. Assuming the increased dividend rate of 9.0% per annum and assuming we have not redeemed any of our Series C Preferred Stock, the annual dividend payable on our Series C Preferred Stock would be $3.5 million. Depending on our financial condition at the time, any such increase in the dividend rate could have a material negative effect on our financial condition, including reducing our net income available to holders of our common stock and our earnings per share.

Failure to pay dividends on our Series C Preferred Stock may have negative consequences, including limiting our ability to pay dividends in the future.

The Series C Preferred Stock issued in connection with our participation in the SBLF pays a non-cumulative quarterly dividend in arrears. Such dividends are not cumulative but we may only declare and pay dividends on our common stock (or any other equity securities junior to the Series C Preferred Stock) if we have declared and paid dividends on the Series C Preferred Stock for the current dividend period.

We are subject to environmental liability risk associated with lending activities.

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Industry

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

Federal and state regulators periodically examine our business, and we may be required to remediate adverse examination findings.

The Board of Governors of the Federal Reserve System (“Federal Reserve Board”), the FDIC and the OFI periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a federal banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. If we become subject to any regulatory actions, it could have a material adverse effect on our business, results of operations, financial condition and growth prospects.

Financial reform legislation enacted by Congress will, among other things, tighten capital standards and result in new laws and regulations that likely will increase our costs of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) was signed into law on July 21, 2010. This law significantly changed the then-existing bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act changed the regulatory structure to which we are subject in numerous ways, including, but not limited to, the following:

•
the base for FDIC insurance assessments has been changed to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base, while the FDIC’s authority to raise insurance premiums has been expanded;

•	the current standard deposit insurance limit has been permanently raised to $250,000;

•
the FDIC must raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10.0 billion;

•	the interchange fees payable on debit card transactions have been limited;

•	there are multiple new provisions affecting corporate governance and executive compensation at all publicly traded companies; and

•	all federal prohibitions on the ability of financial institutions to pay interest on commercial demand deposit accounts have been repealed.

In addition to the foregoing, the Dodd-Frank Act established the Consumer Financial Protection Bureau (the “CFPB”) as an independent entity within the Federal Reserve. The CFPB has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, as well as with respect to certain mortgage-related matters, such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties.

Our management continues to assess the impact on our operations of the Dodd-Frank Act and its regulations, many of which have yet to be proposed or adopted or are to be phased-in over time. Because the full impact of many of the regulations adopted pursuant to the Dodd-Frank Act may not be known for some time, it is difficult to predict at this time what specific impact the Dodd-Frank Act will have on us. However, it is expected that at a minimum our operating and compliance costs will increase, and our interest expense could increase.

We will become subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.

In July 2013, the FDIC and the Federal Reserve Board approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to First Guaranty Bancshares, on a consolidated basis, and First Guaranty Bank, on a stand -alone basis. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, which will be effective for First Guaranty Bancshares and First Guaranty Bank on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

The application of more stringent capital requirements for First Guaranty Bank and First Guaranty Bancshares could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions constraining us from paying dividends or repurchasing shares if we are unable to comply with such requirements.

We are subject to the CRA and fair lending laws, and failure to comply with these laws could lead to material penalties.

The Community Reinvestment Act (“CRA”), the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The CFPB, the United States Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion activity. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation.

Difficult market conditions have adversely affected the industry in which we operate.

If capital and credit markets experience volatility and disruption as they did during the recent financial crisis, we may face the following risks:

•	increased regulation of our industry;

•	compliance with such regulation may increase our costs and limit our ability to pursue business opportunities;

•
market developments and the resulting economic pressure on consumers may affect consumer confidence levels and may cause increases in delinquencies and default rates, which, among other effects, could affect our charge-offs and provision for loan losses. Competition in the industry could intensify as a result of the increasing consolidation of financial institutions in connection with the current market conditions;

•
market disruptions make valuation even more difficult and subjective, and our ability to measure the fair value of our assets could be adversely affected. If we determine that a significant portion of our assets have values significantly below their recorded carrying value, we could recognize a material charge to earnings in the quarter in which such determination was made, our capital ratios would be adversely affected and a rating agency might downgrade our credit rating or put us on credit watch; and

•
the downgrade of the United States government’s sovereign credit rating, any related rating agency action in the future, and the downgrade of the sovereign credit ratings for several European nations could negatively impact our business, financial condition and results of operations.

Changes in the policies of monetary authorities and other government action could adversely affect our profitability.

The results of operations are affected by credit policies of monetary authorities, particularly the policies of the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. government securities, changes in the discount rate or the federal funds rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, particularly in light of the continuing threat of terrorist attacks and the current military operations in the Middle East, we cannot predict possible future changes in interest rates, deposit levels, loan demand or our business and earnings. Furthermore, the actions of the United States government and other governments in responding to such terrorist attacks or the military operations in the Middle East may result in currency fluctuations, exchange controls, market disruption and other adverse effects.

Future legislative or regulatory actions responding to perceived financial and market problems could impair our rights against borrowers.

Future legislative or regulatory actions responding to perceived financial and market problems could impair our rights against borrowers in the event of their default on their outstanding loan obligations. There have been proposals made by members of Congress and others that would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral. If proposals such as these or other proposals limiting our rights as a creditor were to be implemented, we could experience increased credit losses or increased expense in pursuing its remedies as a creditor.

We may be required to pay significantly higher FDIC insurance premiums or special assessments that could adversely affect our earnings.

We may be required to pay significantly higher FDIC insurance premiums or additional special assessments that could adversely affect our earnings. A bank’s regular assessments are determined by its risk classification, which is based on its regulatory capital levels and the level of supervisory concern that it poses. Recent insured depository institution failures, as well as deterioration in banking and economic conditions generally, have significantly increased the losses of the FDIC, resulting in a decline in the designated reserve ratio of the FDIC to historical lows. To restore this reserve ratio and bolster its funding position, the FDIC imposed a special assessment on depository institutions and also increased deposit insurance assessment rates. In the event of bank or financial institution failures, we may be required to pay even higher FDIC insurance premiums. Any future increases or required prepayments in FDIC insurance premiums may materially adversely affect our results of operations.

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

FIRST GUARANTY BANCSHARES, INC.

Date: November 14, 2014	By: /s/ Alton B. Lewis
Alton B. Lewis
Principal Executive Officer

Date: November 14, 2014	By: /s/ Eric J. Dosch
Eric J. Dosch
Principal Financial Officer
Secretary and Treasurer