Form 10-Q
period 2015-03-31
First Guaranty Bancshares, Inc.
filed 2015-05-14
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2015
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
Yes ☐ No ☒

As of May 14, 2015 the registrant had 6,291,332 shares of $1 par value common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents:
Cash and due from banks	$45,011	$44,365
Federal funds sold	169	210
Cash and cash equivalents	45,180	44,575

Interest-earning time deposits with banks	9,747	10,247

Investment securities:
Available for sale, at fair value	483,394	499,808
Held to maturity, at cost (estimated fair value of $186,762 and $139,688 respectively)	187,091	141,795
Investment securities	670,485	641,603

Federal Home Loan Bank stock, at cost	1,457	1,621

Loans, net of unearned income	796,172	790,321
Less: allowance for loan losses	9,414	9,105
Net loans	786,758	781,216

Premises and equipment, net	19,254	19,211
Goodwill	1,999	1,999
Intangible assets, net	1,645	1,733
Other real estate, net	2,363	2,198
Accrued interest receivable	6,729	6,384
Other assets	5,695	8,089
Total Assets	$1,551,312	$1,518,876

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$213,251	$207,969
Interest-bearing demand	440,676	432,294
Savings	76,540	74,550
Time	664,597	657,026
Total deposits	1,395,064	1,371,839

Short-term borrowings	1,800	1,800
Accrued interest payable	2,200	1,997
Long-term borrowings	1,305	1,455
Other liabilities	4,819	2,202
Total Liabilities	1,405,188	1,379,293

Shareholders' Equity
Preferred stock:
Series C - $1,000 par value - authorized 39,435 shares; issued and outstanding 39,435	39,435	39,435
Common stock:
$1 par value - authorized 100,600,000 shares; issued 6,294,227 shares	6,294	6,294
Surplus	39,387	39,387
Treasury stock, at cost, 2,895 shares	(54)	(54)
Retained earnings	56,568	54,280
Accumulated other comprehensive income	4,494	241
Total Shareholders' Equity	146,124	139,583
Total Liabilities and Shareholders' Equity	$1,551,312	$1,518,876

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2015	2014
Interest Income:
Loans (including fees)	$10,739	$9,508
Deposits with other banks	20	32
Securities (including FHLB stock)	3,345	3,341
Total Interest Income	14,104	12,881

Interest Expense:
Demand deposits	358	351
Savings deposits	9	8
Time deposits	1,843	1,967
Borrowings	34	30
Total Interest Expense	2,244	2,356

Net Interest Income	11,860	10,525
Less: Provision for loan losses	610	300
Net Interest Income after Provision for Loan Losses	11,250	10,225

Noninterest Income:
Service charges, commissions and fees	646	680
ATM and debit card fees	426	392
Net gains on securities	316	153
Net gains on sale of loans	-	19
Gain on sale of assets	-	9
Other	354	378
Total Noninterest Income	1,742	1,631

Noninterest Expense:
Salaries and employee benefits	4,046	3,830
Occupancy and equipment expense	983	993
Other	2,864	2,801
Total Noninterest Expense	7,893	7,624

Income Before Income Taxes	5,099	4,232
Less: Provision for income taxes	1,705	1,447
Net Income	3,394	2,785
Preferred Stock Dividends	(99)	(99)
Income Available to Common Shareholders	$3,295	$2,686

Per Common Share:
Earnings	$0.52	$0.43
Cash dividends paid	$0.16	$0.16

Weighted Average Common Shares Outstanding	6,291,332	6,291,332

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
(in thousands)	2015	2014
Net Income	$3,394	$2,785
Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains arising during the period	6,759	6,777
Reclassification adjustments for gains included in net income	(316)	(153)
Change in unrealized gains on securities	6,443	6,624
Tax impact	(2,190)	(2,252)
Other comprehensive income	4,253	4,372
Comprehensive Income	$7,647	$7,157

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

	Series C					Accumulated
	Preferred	Common				Other
	Stock	Stock		Treasury	Retained	Comprehensive
	$1,000 Par	$1 Par	Surplus	Stock	Earnings	Income/(Loss)	Total
(in thousands, except per share data)
Balance December 31, 2013	$39,435	$6,294	$39,387	$(54)	$47,477	$(9,134)	$123,405
Net income	-	-	-	-	2,785	-	2,785
Other comprehensive income	-	-	-	-	-	4,372	4,372
Cash dividends on common stock ($0.16 per share)	-	-	-	-	(1,007)		(1,007)
Preferred stock dividend	-	-	-	-	(99)		(99)
Balance March 31, 2014 (unaudited)	$39,435	$6,294	$39,387	$(54)	$49,156	$(4,762)	$129,456

Balance December 31, 2014	$39,435	$6,294	$39,387	$(54)	$54,280	$241	$139,583
Net income	-	-	-	-	3,394	-	3,394
Other comprehensive income	-	-	-	-	-	4,253	4,253
Cash dividends on common stock ($0.16 per share)	-	-	-	-	(1,007)	-	(1,007)
Preferred stock dividend	-	-	-	-	(99)	-	(99)
Balance March 31, 2015 (unaudited)	$39,435	$6,294	$39,387	$(54)	$56,568	$4,494	$146,124

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(in thousands)	2015	2014
Cash Flows From Operating Activities
Net income	$3,394	$2,785
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	610	300
Depreciation and amortization	530	540
Amortization/Accretion of investments	527	493
Gain on sale/call of securities	(316)	(153)
Gain on sale of assets	-	(21)
ORE write downs and loss on disposition	50	16
FHLB stock dividends	(1)	(1)
Net decrease in loans held for sale	-	88
Change in other assets and liabilities, net	1,168	3,029
Net Cash Provided By Operating Activities	5,962	7,076

Cash Flows From Investing Activities
Proceeds from maturities and calls of certificates of deposit	500	-
Proceeds from maturities and calls of HTM securities	6,487	3,646
Proceeds from maturities, calls and sales of AFS securities	291,608	236,839
Funds Invested in AFS securities	(319,246)	(219,399)
Proceeds from sale/redemption of Federal Home Loan Bank stock	1,032	838
Funds invested in Federal Home Loan Bank stock	(867)	-
Net increase in loans	(6,367)	(8,018)
Purchase of premises and equipment	(473)	(308)
Proceeds from sales of premises and equipment	-	32
Proceeds from sales of other real estate owned	-	833
Net Cash (Used In) Provided By Investing Activities	(27,326)	14,463

Cash Flows From Financing Activities
Net increase (decrease) in deposits	23,225	(6,330)
Net increase in federal funds purchased and short-term borrowings	-	4,401
Repayment of long-term borrowings	(150)	(150)
Dividends paid	(1,106)	(1,106)
Net Cash Provided By (Used In) Financing Activities	21,969	(3,185)

Net Increase In Cash and Cash Equivalents	605	18,354
Cash and Cash Equivalents at the Beginning of the Period	44,575	61,484
Cash and Cash Equivalents at the End of the Period	$45,180	$79,838

Noncash Activities:
Loans transferred to foreclosed assets	$215	$235

Cash Paid During The Period:
Interest on deposits and borrowed funds	$2,041	$2,203
Income taxes	$400	$500

See Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements and the footnotes of First Guaranty Bancshares, Inc. (the “Company”) thereto should be read in conjunction with the audited financial statements and note disclosures for the Company previously filed with the Securities and Exchange Commission in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2014.

The consolidated financial statements include the accounts of First Guaranty Bancshares, Inc. and its wholly owned subsidiary First Guaranty Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations at March 31, 2105 and for the three month periods ended March 31, 2015 and 2014 are not necessarily indicative of the results expected for the full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are susceptible to significant change in the near term are the allowance for loan losses, valuation of goodwill, intangible assets and other purchase accounting adjustments.

Note 2. Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The amendments in this guidance require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.

This guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. This guidance must be adopted retrospectively, wherein the balance sheet of each period presented should be adjusted to reflect the new guidance.  The adoption of this guidance is not expected to have a material impact upon the Company’s financial statements.

Note 3. Securities

A summary comparison of securities by type at March 31, 2015 and December 31, 2014 is shown below.

	March 31, 2015				December 31, 2014
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S Treasuries	$-	$-	$-	$-	$36,000	$-	$-	$36,000
U.S. Government Agencies	309,409	366	(1,204)	308,571	295,620	30	(4,155)	291,495
Corporate debt securities	128,928	5,225	(792)	133,361	126,654	4,415	(1,006)	130,063
Mutual funds or other equity securities	2,075	2,560	-	4,635	570	4	-	574
Municipal bonds	36,045	782	-	36,827	40,599	1,077	-	41,676
Total available-for-sale securities	$476,457	$8,933	$(1,996)	$483,394	$499,443	$5,526	$(5,161)	$499,808

Held to maturity:
U.S. Government Agencies	$131,317	$4	$(554)	$130,767	$84,479	$-	$(1,950)	$82,529
Mortgage-backed securities	55,774	272	(51)	55,995	57,316	57	(214)	57,159
Total held to maturity securities	$187,091	$276	$(605)	$186,762	$141,795	$57	$(2,164)	$139,688

The scheduled maturities of securities at March 31, 2015 and December 31, 2014, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to call or prepayments. Mortgage-backed securities are not due at a single maturity because of amortization and potential prepayment of the underlying mortgages. For this reason they are presented separately in the maturity table below.

	March 31, 2015		December 31, 2014
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available For Sale:
Due in one year or less	$21,710	$21,835	$71,547	$71,665
Due after one year through five years	307,606	309,463	219,470	219,785
Due after five years through 10 years	107,746	109,445	158,076	157,531
Over 10 years	39,395	42,651	50,350	50,827
Total available-for-sale securities	$476,457	$483,394	$499,443	$499,808

Held to Maturity:
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	19,999	19,968	24,999	24,609
Due after five years through 10 years	111,318	110,799	59,480	57,920
Over 10 years	-	-	-	-
Subtotal	131,317	130,767	84,479	82,529
Mortgage-backed Securities	55,774	55,995	57,316	57,159
Total held to maturity securities	$187,091	$186,762	$141,795	$139,688

At March 31, 2015 $537.6 million of the Company's securities were pledged to secure public fund deposits and borrowings. The pledged securities had a market value of $537.3 million as of March 31, 2015.

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at March 31, 2015.

				At March 31, 2015
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	-	$-	$-	-	$-	$-	-	$-	$-
U.S. Government agencies	25	85,583	(311)	25	93,494	(893)	50	179,077	(1,204)
Corporate debt securities	43	19,055	(250)	24	5,536	(542)	67	24,591	(792)
Mutual funds or other equity securities	-	-	-	-	-	-	-	-	-
Municipal bonds	-	-	-	-	-	-	-	-	-
Total available-for-sale securities	68	$104,638	$(561)	49	$99,030	$(1,435)	117	$203,668	$(1,996)

Held to maturity:
U.S. Government agencies	11	45,094	(220)	7	23,832	(334)	18	68,926	(554)
Mortgage-backed securities	5	15,493	(51)	-	-	-	5	15,493	(51)
Total held to maturity	16	$60,587	$(271)	7	$23,832	$(334)	23	$84,419	$(605)

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at December 31, 2014.

				At December 31, 2014
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	4	$24,000	$-	-	$-	$-	4	$24,000	$-
U.S. Government agencies	4	43,983	(17)	66	232,482	(4,138)	70	276,465	(4,155)
Corporate debt securities	37	15,395	(238)	50	15,397	(768)	87	30,792	(1,006)
Mutual funds or other equity securities	-	-	-	-	-	-	-	-	-
Total available for sale	45	$83,378	$(255)	116	$247,879	$(4,906)	161	$331,257	$(5,161)

Held to maturity:
U.S. Government agencies	1	$4,993	$(7)	19	$77,536	$(1,943)	20	$82,529	$(1,950)
Mortgage-backed securities	7	12,008	(13)	12	29,415	(201)	19	41,423	(214)
Total held to maturity	8	$17,001	$(20)	31	$106,951	$(2,144)	39	$123,952	$(2,164)

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

At March 31, 2015, the Company's exposure to bond issuers that exceeded 10% of shareholders’ equity is below:

	At March 31, 2015
(in thousands)	Amortized Cost	Fair Value
U.S Treasury	$-	$-
Federal Home Loan Bank (FHLB)	147,247	146,721
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	87,036	86,971
Federal National Mortgage Association (Fannie Mae-FNMA)	127,141	126,867
Federal Farm Credit Bank (FFCB)	135,075	134,774
Total	$496,499	$495,333

Note 4. Loans

The following table summarizes the components of the Company's loan portfolio as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$56,671	7.1%	$52,094	6.6%
Farmland	13,974	1.7%	13,539	1.7%
1- 4 Family	125,126	15.7%	118,181	14.9%
Multifamily	14,308	1.8%	14,323	1.8%
Non-farm non-residential	338,847	42.5%	328,400	41.5%
Total Real Estate	548,926	68.8%	526,537	66.5%
Non-Real Estate:
Agricultural	23,111	2.9%	26,278	3.3%
Commercial and industrial	186,895	23.4%	196,339	24.8%
Consumer and other	38,953	4.9%	42,991	5.4%
Total Non-Real Estate	248,959	31.2%	265,608	33.5%
Total loans before unearned income	797,885	100.0%	792,145	100.0%
Unearned income	(1,713)		(1,824)
Total loans net of unearned income	$796,172		$790,321

The following table summarizes fixed and floating rate loans by contractual maturity, excluding nonaccrual loans, as of March 31, 2015 and December 31, 2014 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	March 31, 2015			December 31, 2014
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$91,067	$83,162	$174,229	$88,686	$72,250	$160,936
One to five years	269,104	210,773	479,877	253,306	225,655	478,961
Five to 15 years	50,944	41,481	92,425	67,012	39,634	106,646
Over 15 years	30,483	8,486	38,969	25,304	8,104	33,408
Subtotal	$441,598	$343,902	785,500	$434,308	$345,643	779,951
Nonaccrual loans			12,385			12,194
Total loans before unearned income			797,885			792,145
Unearned income			(1,713)			(1,824)
Total loans net of unearned income			$796,172			$790,321

As of March 31, 2015 $185.2 million of floating rate loans were at their interest rate floor. At December 31, 2014 $195.7 million of floating rate loans were at the floor rate. Nonaccrual loans have been excluded from these totals.

The following tables present the age analysis of past due loans at March 31, 2015 and December 31, 2014:

	As of March 31, 2015
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$84	$434	$518	$56,153	$56,671	$-
Farmland	68	153	221	13,753	13,974	-
1 - 4 family	1,388	5,830	7,218	117,908	125,126	234
Multifamily	-	4,344	4,344	9,964	14,308	3,006
Non-farm non-residential	1,777	2,107	3,884	334,963	338,847	-
Total Real Estate	3,317	12,868	16,185	532,741	548,926	3,240
Non-Real Estate:
Agricultural	13	826	839	22,272	23,111	-
Commercial and industrial	879	1,893	2,772	184,123	186,895	-
Consumer and other	164	38	202	38,751	38,953	-
Total Non-Real Estate	1,056	2,757	3,813	245,146	248,959	-
Total loans before unearned income	$4,373	$15,625	$19,998	$777,887	$797,885	$3,240
Unearned income					(1,713)
Total loans net of unearned income					$796,172

	As of December 31, 2014
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$338	$486	$824	$51,270	$52,094	$-
Farmland	10	153	163	13,376	13,539	-
1 - 4 family	2,924	4,418	7,342	110,839	118,181	599
Multifamily	2,990	-	2,990	11,333	14,323	-
Non-farm non-residential	1,509	4,993	6,502	321,898	328,400	-
Total Real Estate	7,771	10,050	17,821	508,716	526,537	599
Non-Real Estate:
Agricultural	-	832	832	25,446	26,278	-
Commercial and industrial	1,241	1,907	3,148	193,191	196,339	-
Consumer and other	105	4	109	42,882	42,991	-
Total Non-Real Estate	1,346	2,743	4,089	261,519	265,608	-
Total loans before unearned income	$9,117	$12,793	$21,910	$770,235	$792,145	$599
Unearned income					(1,824)
Total loans net of unearned income					$790,321

The tables above include $12.4 million and $12.2 million of nonaccrual loans at March 31, 2015 and December 31, 2014, respectively. See the tables below for more detail on nonaccrual loans.

The following is a summary of nonaccrual loans by class at the date indicated:

in thousands)	As of March 31, 2015	As of December 31, 2014
Real Estate:
Construction & land development	$434	$486
Farmland	153	153
1 - 4 family	5,596	3,819
Multifamily	1,338	-
Non-farm non-residential	2,107	4,993
Total Real Estate	9,628	9,451
Non-Real Estate:
Agricultural	826	832
Commercial and industrial	1,893	1,907
Consumer and other	38	4
Total Non-Real Estate	2,757	2,743
Total Nonaccrual Loans	$12,385	$12,194

The following table identifies the credit exposure of the loan portfolio by specific credit ratings as of the dates indicated:

	As of March 31, 2015					As of December 31, 2014
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Construction & land development	$51,168	$534	$4,969	$-	$56,671	$46,451	$559	$5,084	$-	$52,094
Farmland	13,744	77	153	-	13,974	13,299	87	153	-	13,539
1 - 4 family	110,517	6,245	8,364	-	125,126	103,582	6,113	8,486	-	118,181
Multifamily	4,103	5,862	4,343	-	14,308	3,581	6,414	4,328	-	14,323
Non-farm non-residential	310,312	10,274	18,261	-	338,847	300,319	6,788	21,293	-	328,400
Total Real Estate	489,844	22,992	36,090	-	548,926	467,232	19,961	39,344	-	526,537
Non-Real Estate:
Agricultural	19,964	6	3,141	-	23,111	22,789	7	3,482	-	26,278
Commercial and industrial	183,606	1,401	1,888	-	186,895	185,839	8,611	1,889	-	196,339
Consumer and other	38,737	190	26	-	38,953	42,831	123	37	-	42,991
Total Non-Real Estate	242,307	1,597	5,055	-	248,959	251,459	8,741	5,408	-	265,608
Total loans before unearned income	$732,151	$24,589	$41,145	$-	$797,885	$718,691	$28,702	$44,752	$-	$792,145
Unearned income					(1,713)					(1,824)
Total loans net of unearned income					$796,172					$790,321

Note 5. Allowance for Loan Losses

A summary of changes in the allowance for loan losses, by portfolio type, for the three months ended March 31, 2015 and 2014 are as follows:

	As of March 31,
	2015					2014
(in thousands)	Beginning Allowance (12/31/14)	Charge-offs	Recoveries	Provision	Ending Allowance (3/31/15)	Beginning Allowance (12/31/13)	Charge-offs	Recoveries	Provision	Ending Allowance(3/31/14)
Real Estate:
Construction & land development	$702	$-	$1	$(78)	$625	$1,530	$-	$1	$193	$1,724
Farmland	21	-	-	(4)	17	17	-	-	1	18
1 - 4 family	2,131	(6)	48	148	2,321	1,974	(24)	30	(321)	1,659
Multifamily	813	-	10	(9)	814	376	-	-	69	445
Non-farm non-residential	2,713	-	2	(425)	2,290	3,607	(865)	6	489	3,237
Total real estate	6,380	(6)	61	(368)	6,067	7,504	(889)	37	431	7,083
Non-Real Estate:
Agricultural	293	(336)	-	69	26	46	-	-	(8)	38
Commercial and industrial	1,797	-	5	329	2,131	2,176	(149)	6	(217)	1,816
Consumer and other	371	(76)	51	228	574	208	(99)	56	25	190
Unallocated	264	-	-	352	616	421	-	-	69	490
Total Non-Real Estate	2,725	(412)	56	978	3,347	2,851	(248)	62	(131)	2,534
Total	$9,105	$(418)	$117	$610	$9,414	$10,355	$(1,137)	$99	$300	$9,617

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio.  The result is an allocation of the loan loss reserve from one category to another.

A summary of the allowance and loans individually and collectively evaluated for impairment are as follows:

	As of March 31, 2015
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$114	$511	$625	$4,117	$52,554	$56,671
Farmland	-	17	17	-	13,974	13,974
1 - 4 family	700	1,621	2,321	3,403	121,723	125,126
Multifamily	501	313	814	7,200	7,108	14,308
Non-farm non-residential	477	1,813	2,290	13,327	325,520	338,847
Total Real Estate	1,792	4,275	6,067	28,047	520,879	548,926
Non-Real Estate:
Agricultural	-	26	26	2,314	20,797	23,111
Commercial and industrial	19	2,112	2,131	1,664	185,231	186,895
Consumer and other	-	574	574	-	38,953	38,953
Unallocated	-	616	616	-	-	-
Total Non-Real Estate	19	3,328	3,347	3,978	244,981	248,959
Total	$1,811	$7,603	$9,414	$32,025	$765,860	$797,885
Unearned Income						(1,713)
Total loans net of unearned income						$796,172

	As of December 31, 2014
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$126	$576	$702	$4,150	$47,944	$52,094
Farmland	-	21	21	-	13,539	13,539
1 - 4 family	598	1,533	2,131	3,420	114,761	118,181
Multifamily	437	376	813	7,201	7,122	14,323
Non-farm non-residential	468	2,245	2,713	16,287	312,113	328,400
Total Real Estate	1,629	4,751	6,380	31,058	495,479	526,537
Non-Real Estate:
Agricultural	262	31	293	2,650	23,628	26,278
Commercial and industrial	19	1,778	1,797	1,664	194,675	196,339
Consumer and other	-	371	371	-	42,991	42,991
Unallocated	-	264	264	-	-	-
Total Non-Real Estate	281	2,444	2,725	4,314	261,294	265,608
Total	$1,910	$7,195	$9,105	$35,372	$756,773	$792,145
Unearned Income						(1,824)
Total loans net of unearned income						$790,321

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

The following is a summary of impaired loans by class as of the date indicated:

	As of March 31, 2015
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$1,716	$2,768	$-	$1,717	$22	$23
Farmland	-	-	-	-	-	-
1 - 4 family	1,353	1,652	-	1,360	7	18
Multifamily	-	-	-	-	-	-
Non-farm non-residential	4,547	5,139	-	4,557	32	46
Total Real Estate	7,616	9,559	-	7,634	61	87
Non-Real Estate:
Agricultural	2,314	2,314	-	2,482	40	-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	2,314	2,314	-	2,482	40	-
Total Impaired Loans with no related allowance	9,930	11,873	-	10,116	101	87

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	2,401	2,401	114	2,417	43	37
Farmland	-	-	-	-	-	-
1 - 4 family	2,051	2,068	700	2,052	9	4
Multifamily	1,337	1,337	455	1,337	14	15
Non-farm non-residential	8,780	8,780	477	8,814	105	106
Total Real Estate	14,569	14,586	1,746	14,620	171	162
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	1,664	1,854	19	1,664	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	1,664	1,854	19	1,664	-	-
Total Impaired Loans with an allowance recorded	16,233	16,440	1,765	16,284	171	162

Total Impaired Loans	$26,163	$28,313	$1,765	$26,400	$272	$249

The following is a summary of impaired loans by class as of the date indicated:

	As of December 31, 2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$3,308	$4,359	$-	$3,479	$217	$224
Farmland	-	-	-	-	-	-
1 - 4 family	1,368	1,656	-	397	72	43
Multifamily	-	-	-	148	31	34
Non-farm non-residential	7,439	9,008	-	8,694	422	275
Total Real Estate	12,115	15,023	-	12,718	742	576
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-
Total Impaired Loans with no related allowance	12,115	15,023	-	12,718	742	576

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	842	842	126	829	48	43
Farmland	-	-	-	-	-	-
1 - 4 family	2,052	2,068	598	2,062	97	87
Multifamily	1,338	1,337	398	1,340	60	55
Non-farm non-residential	8,848	8,913	468	8,948	317	327
Total Real Estate	13,080	13,160	1,590	13,179	522	512
Non-Real Estate:
Agricultural	2,650	2,650	262	-	-	-
Commercial and industrial	1,664	1,854	19	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	4,314	4,504	281	-	-	-
Total Impaired Loans with an allowance recorded	17,394	17,664	1,871	13,179	522	512

Total Impaired Loans	$29,509	$32,687	$1,871	$25,897	$1,264	$1,088

Troubled Debt Restructurings

A Troubled Debt Restructuring ("TDR") is considered such if the creditor for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. The modifications to the Company's TDRs were concessions on the interest rate charged. The effect of the modifications to the Company was a reduction in interest income. These loans have an allocated reserve in the Company's reserve for loan losses. The Company has not restructured any loans that are considered troubled debt restructurings in the prior three months.

The following table identifies the Troubled Debt Restructurings as of March 31, 2015 and December 31, 2014:

Troubled Debt Restructurings	March 31, 2015				December 31, 2014
	Accruing Loans				Accruing Loans
(in thousands)	Current	30-89 Days Past Due	Nonaccrual	Total TDRs	Current	30-89 Days Past Due	Nonaccrual	Total TDRs
Real Estate:
Construction & land development	$-	$-	$-	$-	$-	$-	$-	$-
Farmland	-	-	-	-	-	-	-	-
1-4 Family	-	-	1,752	1,752	-	1,752	-	1,752
Multifamily	-	-	-	-	-	-	-	-
Non-farm non residential	2,995	452	230	3,677	2,998	452	230	3,680
Total Real Estate	2,995	452	1,982	5,429	2,998	2,204	230	5,432
Non-Real Estate:
Agricultural	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-	-	-
Total	$2,995	$452	$1,982	$5,429	$2,998	$2,204	$230	$5,432

The following table discloses TDR activity for the three months ended March 31, 2015.

	Trouble Debt Restructured Loans Activity Three Months Ended March 31, 2015
(in thousands)	Beginning balance December 31, 2014	New TDRs	Charge-offs post- modification	Transferred to ORE	Paydowns	Construction to permanent financing	Restructured to market terms	Ending balance March 31, 2015
Real Estate:
Construction & land development	$-	$-	$-	$-	$-	$-	$-	$-
Farmland	-	-	-	-	-	-	-	-
1 - 4 family	1,752	-	-	-	-	-	-	1,752
Multifamily	-	-	-	-	-	-	-	-
Non-farm non-residential	3,680	-	-	-	(3)	-	-	3,677
Total Real Estate	5,432		-	-	(3)	-	-	5,429
Non-Real Estate:
Agricultural	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-	-	-
Total Impaired Loans with no related allowance	$5,432	$-	$-	$-	$(3)	$-	$-	$5,429

There were no commitments to lend additional funds to debtors whose terms have been modified in a troubled debt restructuring at March 31, 2015.

Note 6. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to impairment testing. Other intangible assets continue to be amortized over their useful lives. The Company's goodwill is the difference in purchase price over the fair value of net assets acquired from its acquisition of Homestead Bancorp in 2007. Goodwill totaled $2.0 million at March 31, 2015 and December 31, 2014. No impairment charges have been recognized on the Company's intangible assets. Mortgage servicing rights were relatively unchanged totaling $0.1 million at March 31, 2015 and December 31, 2014. Other intangible assets recorded include core deposit intangibles, which are subject to amortization. The weighted-average amortization period remaining for the Company's core deposit intangibles is 5.1 years. The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions.

Note 7. Other Real Estate (ORE)

Other real estate owned consists of the following at the dates indicated:

(in thousands)	March 31, 2015	December 31, 2014
Real Estate Owned Acquired by Foreclosure:
Residential	$1,071	$1,121
Construction & land development	127	127
Non-farm non-residential	1,165	950
Total Other Real Estate Owned and Foreclosed Property	$2,363	$2,198

Loans secured by one-to-four family residential properties in the process of foreclosure totaled $0.6 million as of March 31, 2015.

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

Below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at March 31, 2015 and December 31, 2014:

Contract Amount
(in thousands)	March 31, 2015	December 31, 2014
Commitments to Extend Credit	$70,215	$59,675
Unfunded Commitments under lines of credit	$115,991	$111,247
Commercial and Standby letters of credit	$7,065	$7,743

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

Note 9. Accumulated Other Comprehensive Income

The following table details the changes in the single component of accumulated other comprehensive income for the three months ended March 31, 2015:

(in thousands)	Unrealized Gain (Loss) on Securities Available for Sale
Accumulated Other Comprehensive (Loss) Income:
Balance December 31, 2014	$241
Reclassification adjustments to net income:
Realized gains on securities	(316)
Provision for income taxes	107
Unrealized gains arising during the period, net of tax	4,462
Balance March 31, 2015	$4,494

The following table details the changes in the single component of accumulated other comprehensive income for the three months ended March 31, 2014:

(in thousands)	Unrealized Gain (Loss) on Securities Available for Sale
Accumulated Other Comprehensive (Loss) Income:
Balance December 31, 2013	$(9,134)
Reclassification adjustments to net income:
Realized gains on securities	(153)
Provision for income taxes	52
Unrealized gains arising during the period, net of tax	4,473
Balance March 31, 2014	$(4,762)

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified within Level 3 in the Company's portfolio as of March 31, 2015 include municipal bonds and one preferred equity security.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	March 31, 2015	December 31, 2014
Available for Sale Securities Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$510	$36,504
Level 2: Significant Other Observable Inputs	468,344	454,524
Level 3: Significant Unobservable Inputs	14,540	8,780
Securities available for sale measured at fair value	$483,394	$499,808

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

The change in Level 1 securities available for sale from December 31, 2014 was due principally to a reduction in Treasury bills of $36.0 million.

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of March 31, 2015 and December 31, 2014, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At March 31, 2015	At December 31, 2014
Impaired Loans - Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$-	$-
Level 2: Significant Other Observable Inputs	9,988	5,244
Level 3: Significant Unobservable Inputs	14,410	15,618
Impaired loans measured at fair value	$24,398	$20,862

Other Real Estate Owned - Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$-	$-
Level 2: Significant Other Observable Inputs	2,012	1,847
Level 3: Significant Unobservable Inputs	351	351
Other real estate owned measured at fair value	$2,363	$2,198

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

Other Unrecognized Financial Instruments.

The fair value of commitments to extend credit is estimated using the fees charged to enter into similar legally binding agreements, taking into account the remaining terms of the agreements and customers' credit ratings. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. Noninterest-bearing deposits are held at cost. The fair values of letters of credit are based on fees charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2015 and December 31, 2014 the fair value of guarantees under commercial and standby letters of credit was not material.

The estimated fair values and carrying values of the financial instruments at March 31, 2015 and December 31, 2014 are presented in the following table:

	March 31, 2015		December 31, 2014
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Cash and cash equivalents	$45,180	$45,180	$44,575	$44,575
Securities, available for sale	483,394	483,394	499,808	499,808
Securities, held to maturity	187,091	186,762	141,795	139,688
Federal Home Loan Bank stock	1,457	1,457	1,621	1,621
Loans, net of allowance for loan losses	786,758	785,689	781,216	780,470
Accrued interest receivable	6,729	6,729	6,384	6,384

Liabilities
Deposits	$1,395,064	$1,365,494	$1,371,839	$1,339,574
Borrowings	3,105	3,105	3,255	3,255
Accrued interest payable	2,200	2,200	1,997	1,997

There is no material difference between the contract amount and the estimated fair value of off-balance sheet items that are primarily comprised of short-term unfunded loan commitments that are generally at market prices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company's financial condition and results of operations is intended to highlight the significant factors affecting the Company's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data at March 31, 2015 and for the three months ended March 31, 2015 and 2014 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly the Company's financial position and results of operations for such periods.

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

First Quarter 2015 Financial Overview

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

Financial highlights for the three months period ended March 31, 2015 and 2014 are as follows:

●
Total assets were $1.6 billion at March 31, 2015 and $1.5 billion as of December 31, 2014. Total deposits were $1.4 billion at each of March 31, 2015 and December 31, 2014. Total loans were $796.2 million at March 31, 2015, an increase of $5.9 million, or 0.7%, compared with December 31, 2014. Common shareholders’ equity was $106.7 million and $100.1 million at March 31, 2015 and December 31, 2014.

●
Net income for the first quarter of 2015 and 2014 was $3.4 million and $2.8 million, respectively.  The increase in net income for the first quarter of 2015 was the result of higher loan interest income and non-interest income and lower interest expense compared to the same period in 2014.

●	Net income available to common shareholders after preferred stock dividends was $3.3 million and $2.7 million for the first quarter of 2015 and 2014, respectively.

●	Earnings per common share were $0.52 and $0.43 for the first quarter of 2015 and 2014, respectively.

●	Net interest income for the first quarter of 2015 was $11.9 million compared to $10.5 million for the same period in 2014.

●	The provision for loan losses for the first quarter 2015 was $0.6 million compared to $0.3 million for the same period in 2014.

●	The net interest margin for the first quarter of 2015 was 3.20% which was an increase of 17 basis points from the net interest margin of 3.03% for the first quarter of 2014. The Company attributed the improvement in the net interest margin to the gradual shift in interest earning asset balances from securities to loans and the continued reduction in interest expense over the first quarter of last year.

●
Investment securities totaled $670.5 million at March 31, 2015, an increase of $28.9 million when compared to $641.6 million at December 31, 2014. At March 31, 2015, available for sale securities, at fair value, totaled $483.4 million, a decrease of $16.4 million when compared to $499.8 million at December 31, 2014. At March 31, 2015, held to maturity securities, at amortized cost, totaled $187.1 million, an increase of $45.3 million when compared to $141.8 million at December 31, 2014.  The increase in investment securities was primary associated with the purchase of municipal securities and short term agency securities used to collateralize public funds.

●
The net loan portfolio at March 31, 2015 totaled $786.8 million, a net increase of $5.5 million from the December 31, 2014 net loan portfolio of $781.2 million. Net loans are reduced by the allowance for loan losses which totaled $9.4 million at March 31, 2015 and $9.1 million at December 31, 2014.  Total loans net of unearned income were $796.2 million at March 31, 2015 compared to $790.3 million at December 31, 2014.

●	Total impaired loans decreased $3.3 million to $26.2 million at March 31, 2015 compared to $29.5 million at December 31, 2014.

●
Return on average assets for the three months ended March 31, 2015 and March 31, 2014 was 0.89% and 0.78%, respectively.  Return on average common equity for the three months ended March 31, 2015 and March 31, 2014 was 12.82% and 12.27%, respectively.  Return on average assets is calculated by dividing annualized net income before preferred dividends by average assets.  Return on average common equity is calculated by dividing net income available to common shareholders by average common equity.

●
Book value per common share was $16.96 as of March 31, 2015 compared to $15.92 as of December 31, 2014.  Tangible book value per share was $16.40 as of March 31, 2015 compared to $15.34 as of December 31, 2014.  The increase in book value was due to the changes in accumulated other comprehensive income/loss (“AOCI”) and an increase in retained earnings. Our AOCI is comprised of unrealized gains and losses on available for sale securities.

●	The Company's Board of Directors declared cash dividends of $0.16 per common share in the first quarter of 2015 and 2014. The Company has paid 87 consecutive quarterly dividends as of March 31, 2015.

Financial Condition

Changes in Financial Condition from December 31, 2014 to March 31, 2015

General.

Total assets at March 31, 2015 increased $32.4 million or 2.1% to $1.6 billion when compared to $1.5 billion at December 31, 2014. The increase was primarily due to growth of $5.9 million in our loan portfolio and $28.9 million in our investment securities portfolio.
Loans.

Net loans increased $5.5 million or 0.7% to $786.8 million from $781.2 million at December 31, 2014. Net loans increased during the first three months of 2015 primarily due to a $10.4 million increase in non-farm non-residential real estate loans, a $6.9 million increase in one-to four-family residential loans, and a $4.6 million increase in construction and land development.  Non-farm non-residential real estate loans increased due to an increase in our origination of small business loans and petrochemical industry loans .  One-to-four family residential loans increased primarily due to the purchase of $7.8 million in conforming one-to four-family residential loans and due to an increase in our local loan originations.  Construction and land development loans increased principally due to the funding of unfunded commitments on various construction projects.  Commercial and industrial loans decreased $9.4 million primarily due to a decrease in syndicated loans and reductions in other commercial loans as of March 31, 2015.  The $3.2 million decrease in our agricultural loans was a result of seasonal paydowns on our agricultural loan commitments.  There are no significant concentrations of credit to any individual borrower.

As of March 31, 2015, 68.8% of our loan portfolio was secured primarily or secondarily by real estate. There are no significant concentrations of credit to any individual borrower. The largest portion of our loan portfolio, at 42.5% as of March 31, 2015, is non-farm non-residential loans secured by real estate. Approximately 44% of the loan portfolio is based on a floating rate tied to the prime rate or LIBOR as of March 31, 2015. 83% of the loan portfolio is scheduled to mature within 5 years from March 31, 2015.

As we have increased our loans to qualified small businesses, as a part of the SBLF program, our preferred dividend on our SBLF capital has decreased to $0.1 million for the first quarter of 2015 and 2014.  The Company is at the contractual minimum dividend rate on the SBLF capital. The Company expects to pay the contractual minimum dividend rate of 1.0% through December 31, 2015.

Net loans are reduced by the allowance for loan losses which totaled $9.4 million at March 31, 2015 and $9.1 million at December 31, 2014. Loan charge-offs totaled $0.4 million during the first three months of 2015 and $1.1 million during the same period in 2014. Recoveries totaled $0.1 million during the first three months of 2015 and $0.1 million during the first three months of 2014. See Note 4 of the Notes to Consolidated Financial Statements for more information on loans and Note 5 for information on the allowance for loan losses.

Investment Securities.

Investment securities at March 31, 2015 totaled $670.5 million, an increase of $28.9 million compared to $641.6 million at December 31, 2014. The increase is primarily attributed to the deployment of surplus cash into short term investment securities used to collateralize public funds deposits. The investment portfolio consisted of available for sale securities at their fair market value total of $483.4 million and held to maturity securities at amortized cost of $187.1 million.

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

Our available-for-sale securities portfolio totaled $483.4 million at March 31, 2015, a decrease of $16.4 million, or 3.3%, compared to $499.8 million at December 31, 2014.  The decrease was primarily due to the transfer of securities classified as available-for-sale to held to maturity. We had an unrealized gain on the conversion of a preferred security into common stock with a readily determinable fair value during the first quarter. The pre-tax unrealized gain was approximately $2.6 million.  The Company plans to sell the common stock during 2015 and the gains will be subsequently recognized into income.

Our held-to-maturity securities portfolio had an amortized cost of $187.1 million at March 31, 2015, an increase of $45.3 million, or 31.9%, compared to $141.8 million at December 31, 2014.  The increase is due to the transfer of securities classified as available-for-sale to held-to-maturity that was partially offset by early payoffs of $5.0 million and the continued amortization of our mortgage-backed securities.  The securities transfered to held-to-maturity were government agency securities used for the collateralization of public funds deposits.  The securities have maturities of five to ten years.

At March 31, 2015, $21.8 million or 3.3% of the securities portfolio was scheduled to mature in less than one year. $329.5 million or 49.1% is scheduled to mature between one and five years. Securities, not including mortgage backed securities, with contractual maturity dates over 10 years totaled $42.7 million or 6.4% of the total portfolio at March 31, 2015. The weighted average maturity of the securities portfolio was 4.1 years at March 31, 2015 compared to 5.3 years at December 31, 2014. The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates. Prepayments of mortgages that collateralize mortgage-backed securities also affect the maturity of the securities portfolio.  Based on internal forecasts as of March 31, 2015, management believes that the securities portfolio has a forecasted weighted average life of approximately 4.1 years based on the current interest rate environment.  A parallel interest rate shock of 400 basis points is forecasted to increase the weighted average life of the portfolio to approximately 4.9 years.

There was no other than temporary impairment of securities in the three months ended March 31, 2015.

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

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

(in thousands)	March 31, 2015	December 31, 2014
Nonaccrual loans:
Real Estate:
Construction and land development	$434	$486
Farmland	153	153
1 - 4 family residential	5,596	3,819
Multifamily	1,338	-
Non-farm non-residential	2,107	4,993
Total Real Estate	9,628	9,451
Non-Real Estate:
Agricultural	826	832
Commercial and industrial	1,893	1,907
Consumer and other	38	4
Total Non-Real Estate	2,757	2,743
Total nonaccrual loans	12,385	12,194

Loans 90 days and greater delinquent & accruing:
Real Estate:
Construction and land development	-	-
Farmland	-	-
1 - 4 family residential	234	599
Multifamily	3,006	-
Non-farm non-residential	-	-
Total Real Estate	3,240	599
Non-Real Estate:
Agricultural	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total Non-Real Estate	-	-
Total loans 90 days and greater delinquent & accruing	3,240	599

Total non-performing loans	15,625	12,793

Real Estate Owned:
Real Estate Loans:
Construction and land development	127	127
Farmland	-	-
1 - 4 family residential	1,071	1,121
Multifamily	-	-
Non-farm non-residential	1,165	950
Total Real Estate	2,363	2,198
Non-Real Estate Loans:
Agricultural	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total Non-Real Estate	-	-
Total Real Estate Owned	2,363	2,198

Total non-performing assets	$17,988	$14,991

Non-performing assets to total loans	2.25%	1.90%
Non-performing assets to total assets	1.16%	0.99%
Non-performing loans to total loans	1.96%	1.62%

At March 31, 2015, nonperforming assets totaled $17.9 million, or 1.16% of total assets, compared to $15.0 million or 0.99% of total assets at December 31, 2014, which represented an increase of $2.9 million or 20.0%. The increase in non-performing assets occurred primarily as a result of one commercial real estate loan that was 90 days past due and still accruing as of March 31, 2015.  The loan is adequately secured by collateral with a personal guarantee and the Company expects collection of all outstanding principal and interest.  Management has not identified additional information on any loans not already included in impaired loans or the nonperforming assets that indicates possible credit problems that could cause doubt as to the ability of borrowers to comply with the loan repayment terms in the future.

At March 31, 2015 nonaccrual loans totaled $12.4 million, an increase of $0.2 million or 1.6% compared to nonaccrual loans of $12.2 million at December 31, 2014. The largest increase in non-accrual loans occurred with two lending relationships: (1) a loan was secured by one-to-four family residential properties in the amount of $1.8 million; and (2) a loan in the amount of $1.3 million that was secured by a multi-family property.  The increase in non-accrual loans was partially offset by a decrease in non-farm non-residential non-accrual loans of $2.9 million.  One non-farm non-residential loan relationship in the amount of $2.9 million secured by a commercial property returned to accrual status in the first quarter.    Nonaccrual loans were concentrated in 4 loan relationships for a total of $5.6 million or 45.4% of nonaccrual loans at March 31, 2015.

At March 31, 2015 loans 90 days or greater delinquent and still accruing totaled $3.2 million compared to $0.6 million at December 31, 2014; an increase of $2.6 million. The increase was associated with a multi-family loan that totaled $3.0 million and was secured by commercial real estate. As previously noted, the Company believes that the loan is adequately secured and all principal and interest will be collected.

Other real estate owned at March 31, 2015 totaled $2.4 million, an increase of $0.2 million from $2.2 million at December 31, 2014.  The increase in other real estate owned was due to the addition of $0.2 million in non-farm non-residential properties.
At March 31, 2015, our largest non-performing assets were comprised of the following nonaccrual loans:  (1) a lending relationship secured with three one-to-four family loans that in aggregate total $1.8 million; (2) a commercial and industrial loan with a balance of $1.7 million secured by equipment, which has a USDA government guarantee for $1.4 million; (3) a multi-family loan with a balance of $1.3 million secured by a commercial property; (4) a non-farm non-residential loan with a balance of $0.8 million that is secured by a commercial property.

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

The following is a summary of loans restructured as TDRs at March 31, 2015 and December 31, 2014:

(in thousands)	March 31, 2015	December 31, 2014
Restructured Loans:
In Compliance with Modified Terms	$2,995	$2,998
Past Due 30 through 89 days and still accruing	452	2,204
Past Due 90 days and greater and still accruing	-	-
Nonaccrual	-	-
Restructured Loans that subsequently defaulted	1,982	230
Total Restructured Loans	$5,429	$5,432

At March 31, 2015, we had four outstanding TDRs: (1) a $3.0 million non-farm non-residential loan secured by commercial real estate, which is performing in accordance with its modified terms; (2) a $0.5 million non-farm non-residential loan secured by commercial real estate that is 30-89 days past due; (3) a $1.8 million lending relationship with three individual loans secured by one-to-four family residential properties that subsequently defaulted; and (4) a $0.2 million loan secured by commercial real estate that subsequently defaulted.  The restructuring of these loans were related to interest rate or amortization concessions.

Allowance for Loan Losses.

The allowance for loan losses is maintained to absorb potential losses in the loan portfolio. The allowance is increased by the provision for loan losses, offset by recoveries of previously charged-off loans and is decreased by loan charge-offs. The provision is a charge to current expense to provide for current loan losses and to maintain the allowance commensurate with management’s evaluation of the risks inherent in the loan portfolio. Various factors are taken into consideration when determining the amount of the provision and the adequacy of the allowance. These factors include but are not limited to:

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

The allowance for losses was $9.4 million at March 31, 2015, up from $9.1 million at December 31, 2014.

Provisions totaled $0.6 million in the first three months of 2015 as compared to $0.3 million for the same period in 2014. The provisions made in the first three months of 2015 were taken to provide for current loan losses and to maintain the allowance proportionate to risks inherent in the loan portfolio. Total charge-offs were $0.4 million for first three months of 2015 as compared to $1.1 million for the same period in 2014.  The Company attributed the decline in charged-off loans from the first quarter of 2014 to the first quarter of 2015 to a general improvement in the credit quality of the loan portfolio and to the fact that charge-offs in the first quarter of 2014 were concentrated in two loan relationships that had specific reserves from prior periods.  Recoveries totaled $0.1 million during the first three months of 2015 and $0.1 million during the first three months of 2014. For more information, see Note 5 to Consolidated Financial Statements.
Comparing the three months ended March 31, 2015 to March 31, 2014, the increase in allowance provision is attributed to growth in the loan portfolio.  The increase in 90 day past due loans was related to one credit relationship in the amount of $3.0 million.  The Company antipates that the borrower will return to performing status.  There was general improvement in the credit quality of the loan portfolio and the impaired loan portfolio did not suffer additional declines in estimated fair value.    The credit quality improvements were across most loan portfolio types with the largest improvement in non-farm non-residential loans, commercial and industrial loans, and construction and land development.  Special mention credits declined principally due to the payoff of one loan relationship in the amount of $6.1 million.

The Company charged off $0.4 million in loan balances during the first three months of 2015.  The charged-off loan balances were concentrated in one loan relationship which totaled $0.3 million or 75.0% of the total charged off amount.   The details of the $0.4 million in charged off loans were as follows:

1.	The Company charged off a $0.3 million agricultural loan.
2.	$0.1 million of charge-offs for the first three months of 2015 were comprised of smaller loans and overdrawn deposit accounts.

All accrued but uncollected interest related to a loan is deducted from income in the period the loan is placed on nonaccrual. During the period a loan is in nonaccrual status, any cash receipts are first applied to the principal balance. Once the principal balance has been fully recovered, any residual amounts are applied to expenses resulting from the collection of the payment and to the recovery of any reversed interest income and interest income that would have been due had the loan not been nonaccrual. As of March 31, 2015 and December 31, 2014 the Company had nonaccrual loans totaling $12.4 million and $12.2 million, respectively. The allowance for loan losses at March 31, 2015 was $9.4 million or 1.18% of total loans and 60.2% of nonperforming loans. See Note 4 and 5 of the Notes to Consolidated Financial Statements for more information on loans and the allowance for loan losses.

Other information related to the allowance for loan losses are as follows:

(in thousands)	March 31, 2015	March 31, 2014
Loans:
Average outstanding balance	$797,138	$703,725
Balance at end of period	$796,172	$709,911

Allowance for Loan Losses:
Balance at beginning of year	$9,105	$10,355
Charge-offs	(418)	(1,137)
Recoveries	117	99
Provision	610	300
Balance at end of period	$9,414	$9,617

Deposits.

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. We regularly assess our funding needs, deposit pricing and interest rate outlooks. From December 31, 2014 to March 31, 2015, total deposits increased $23.2 million, or 1.7%, to $1.4 billion. Time deposits increased $7.6 million, or 1.2%, to $664.6 million at March 31, 2015 compared to $657.0 million at December 31, 2014. The majority of the increase in time deposits was associated with public funds deposits. Noninterest-bearing demand deposits increased $5.3 million from December 31, 2014 to March 31, 2015. Interest-bearing demand deposits increased $8.4 million from December 31, 2014 to March 31, 2015.  At March 31, 2015, we had $27.5 million in brokered deposits.
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

As of March 31, 2015, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $250,000 was approximately $336.4 million. At March 31, 2015, approximately $254.5 million of the Company's certificates of deposit had a remaining term greater than one year.

The following table compares deposit categories for the periods indicated.

	For the Three Months Ended March 31,			For the Years Ended December, 31
Total Deposits	2015			2014			2013
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$205,705	14.8%	0.0%	$200,127	15.3%	0.0%	$196,589	15.8%	0.0%
Interest-bearing Demand	440,585	31.8%	0.3%	386,363	29.6%	0.3%	334,573	26.8%	0.4%
Savings	75,039	5.4%	0.0%	69,719	5.4%	0.0%	64,639	5.2%	0.1%
Time	665,121	48.0%	1.1%	649,165	49.7%	1.2%	650,540	52.2%	1.5%
Total Deposits	$1,386,450	100.0%	0.6%	$1,305,374	100.0%	0.8%	$1,246,341	100.0%	0.9%

	For the Three Months Ended March 31,			For the Years Ended December, 31
Individual and Business Deposits	2015			2014			2013
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$200,926	26.3%	0.0%	$197,332	25.3%	0.0%	$193,773	24.6%	0.0%
Interest-bearing Demand	112,945	14.8%	0.2%	105,569	13.5%	0.2%	85,384	10.9%	0.3%
Savings	64,561	8.4%	0.1%	61,288	7.9%	0.0%	57,819	7.3%	0.1%
Time	385,893	50.5%	1.4%	414,975	53.3%	1.4%	450,178	57.2%	1.8%
Total Deposits	$764,325	100.0%	0.8%	$779,164	100.0%	0.8%	$787,154	100.0%	1.1%

	For the Three Months Ended March 31,			For the Years Ended December, 31
Public Fund Deposits	2015			2014			2013
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$4,779	0.8%	0.0%	$2,795	0.5%	0.0%	$2,816	0.6%	0.0%
Interest-bearing Demand	327,640	52.6%	0.4%	280,794	53.4%	0.4%	249,189	54.3%	0.4%
Savings	10,478	1.7%	0.0%	8,431	1.6%	0.0%	6,820	1.5%	0.1%
Time	279,228	44.9%	0.7%	234,190	44.5%	0.7%	200,362	43.6%	0.8%
Total Deposits	$622,125	100.0%	0.5%	$526,210	100.0%	0.5%	$459,187	100.0%	0.6%

At March 31, 2015, public funds deposits totaled $619.8 million compared to $601.5 million at December 31, 2014. Public fund time deposits totaled $284.0 million at March 31, 2015 compared to $266.7 million at December 31, 2014. We have developed a program for the retention and management of public funds deposits. Since 2012, we have maintained public funds deposits in excess of $400.0 million. These deposits are from local government entities such as school districts, hospital districts, sheriff departments and other municipalities. $500.5 million, or 81%, of these accounts at March 31, 2015, are under contracts with terms of three years or less. Three of these relationships account for 38% of our total public funds deposits, each of which is currently under contract with us. These deposits generally have stable balances as we maintain both operating accounts and time deposits for these entities.  There is a seasonal component to public deposit levels associated with annual tax collections.  Public funds will increase at the end of the year and the first quarter.  Public funds deposit accounts are collateralized by FHLB letters of credit, by Louisiana municipal bonds and by eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac.  We invest the majority of these public deposits in our investment portfolio.

The following table sets forth public funds as a percent of total deposits.

(in thousands except for %)	March 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
Public Funds:
Noninterest-bearing Demand	$4,702	$3,241	$3,016	$3,735	$2,552
Interest-bearing Demand	320,403	321,382	296,739	265,296	208,230
Savings	10,712	10,142	7,209	6,415	3,918
Time	283,986	266,743	208,614	195,052	217,205
Total Public Funds	$619,803	$601,508	$515,578	$470,498	$431,905
Total Deposits	$1,395,064	$1,371,839	$1,303,099	$1,252,612	$1,207,302
Total Public Funds as a percent of Total Deposits	44.4%	43.9%	39.6%	37.6%	35.8%

The following table sets forth the distribution of our time deposit accounts.

(in thousands)	March 31, 2015
Time deposits of less than $100,000	$180,750
Time deposits of $100,000 through $250,000	147,411
Time deposits of more than $250,000	336,436
Total Time Deposits	$664,597

Borrowings.

The Company maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. At March 31, 2015, short-term borrowings totaled $1.8 million which was the same at December 31, 2014. Short-term borrowings consisted of a line of credit totaling $1.8 million.  The Company had long-term borrowings totaling $1.3 million as of March 31, 2015 and $1.5 million at December 31, 2014.

The average amount of total short-term borrowings for the three months ended March 31, 2015 totaled $2.8 million, compared to $12.6 million for the three months ended March 31, 2014.  The decline in short-term borrowings was attributed to the Company's termination of its repurchase agreements in the second quarter of 2014.  At March 31, 2015, the Company had $160.0 million in Federal Home Loan Bank letters of credit outstanding obtained solely for collateralizing public deposits.

Total Shareholders' Equity.

Total shareholders' equity increased to $146.1 million at March 31, 2015 from $139.6 million at December 31, 2014. The increase in shareholders' equity was principally the result of a $4.3 million increase in accumulated other comprehensive income.  The market value of the Company's securities portfolio increased due to a decline in market interest rates and also from the unrealized gain on conversion of a preferred security into common stock with a readily determinable fair value during the three months ended March 31, 2015.  Total shareholders' equity also increased due to net income of $3.4 million during the three month period ended March 31, 2015, partially offset by $1.0 million in cash dividends paid on our common stock and $0.1 million in dividends paid on our preferred stock issued to the U.S. Treasury in connection with our participation in the SBLF.  Retained earnings increased by $2.3 million from December 31, 2014 to March 31, 2015.

Results of Operations for the First Quarter 2015 and 2014

Performance Summary

Three months ended March 31, 2015 compared to the three months ended March 31, 2014.  Net income for the three months ended March 31, 2015 was $3.4 million, an increase of $0.6 million, or 21.9%, from $2.8 million for the three months ended March 31, 2014. Net income available to common shareholders for the three months ended March 31, 2015 was $3.3 million which was an increase of $0.6 million from $2.7 million for the same period in 2014. The increase in net income for the three months ended March 31, 2015 was primarily the result of increased loan interest income, increased noninterest income, and lower interest expense.  Earnings per common share for the three months ended March 31, 2015 was $0.52 per common share, an increase of 20.9% or $0.09 per common share from $0.43 per common share for the three months ended March 31, 2014.

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

Three months ended March 31, 2015 compared to the three months ended March 31, 2014.  Net interest income for the three months ended March 31, 2015 and 2014 was $11.9 million and $10.5 million, respectively. The increase in net interest income for the three months ended March 31, 2015 was primarily due to the increase in the average balance of our total interest-earning assets , an increase in the average rate of interest earning assets and a decrease in the average rate of our total interest-bearing liabilities. For the three months ended March 31, 2015, the average balance of our total interest-earning assets increased by $95.9 million to $1.5 billion, and the average yield of interest-earning assets increased by 9 basis points to 3.80% from 3.71% for the three months ended March 31, 2014.  The average rate of our total interest-bearing liabilities decreased by 8 basis points to 0.77% for the three months ended March 31, 2015 compared to 0.85% for the three months ended March 31, 2014, which was partially offset by the increase in the average balance of total interest-bearing liabilities by $60.1 million to $1.2 billion for the three months ended March 31, 2015. As a result, our net interest rate spread increased 17 basis points to 3.03% for the three months ended March 31, 2015 from 2.86% for the three months ended March 31, 2014, and our net interest margin also increased 17 basis points to 3.20% for the three months ended March 31, 2015 from 3.03% for the three months ended March 31, 2014.

Interest Income

Three months ended March 31, 2015 compared to the three months ended March 31, 2014.  Interest income increased $1.2 million, or 9.5%, to $14.1 million for the three months ended March 31, 2015 primarily as a result of a $1.2 million increase in interest income on loans. The increase in interest income resulted primarily from a $95.9 million increase in the average balance of our interest-earnings assets to $1.5 billion for the three months ended March 31, 2015.  The average yield of interest-earning assets increased by 9 basis points to 3.80% for the three months ended March 31, 2015 compared to 3.71% for the three months ended March 31, 2014.

Interest income on loans increased $1.2 million, or 12.9%, to $10.7 million for the three months ended March 31, 2015 as a result of an increase in the average balance of loans, partially offset by a decrease in the average yield on loans. The average balance of loans (excluding loans held for sale) increased by $93.4 million to $797.1 million for the three months ended March 31, 2015 from $703.7 million for the three months ended March 31, 2014 as a result of new loan originations, the majority of which were non-farm non-residential loans, one-to-four family residential loans, a purchased pool of performing commercial leases and commercial and industrial loans including syndicated loans. Partially offsetting the increase in interest income on loans was a decrease in the average yield on loans (excluding loans held for sale), which decreased by 2 basis points to 5.46% for the three months ended March 31, 2015 from 5.48% for the three months ended March 31, 2014 due to pay-offs of higher-yielding existing loans in the current low interest rate environment.

Interest income on securities increased $4,000, or 0.1%, to $3.3 million for the three months ended March 31, 2015 primarily as a result of an increase in the average balance of the securities. The average balance of securities increased $28.4 million to $671.8 million for the three months ended March 31, 2015 from $643.4 million for the three months ended March 31, 2014 due to an increase in the average balance of our municipal securities and short-term agency securities.  The average yield on securities decreased by 9 basis points to 2.02% for the three months ended March 31, 2015 from 2.11% for the three months ended March 31, 2014 due to payoffs of higher yielding securities, which were primarily reinvested in shorter duration lower yielding securities.

Interest Expense

Three months ended March 31, 2015 compared to the three months ended March 31, 2014.  Interest expense decreased $0.1 million, or 4.8%, to $2.2 million for the three months ended March 31, 2015 from $2.4 million for the three months ended March 31, 2014 due to a decrease in the average rate on time deposits.  The average rate of time deposits decreased by 13 basis points during the three months ended March 31, 2015 to 1.12%, reflecting downward repricing of our time deposits in the continued low interest rate environment. The average balance of interest-bearing deposits increased by $69.0 million during the three months ended March 31, 2015 to $1.2 billion as a result of a $42.0 million increase in the average balance of demand deposits and savings deposits along with a $27.0 million increase in the average balance of time deposits.

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

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
(in thousands except for %)	Average Balance	Interest	Yield/Rate (5)	Average Balance	Interest	Yield/Rate (5)
Assets
Interest-earning assets:
Interest-earning deposits with banks	$36,246	$20	0.23%	$61,953	$32	0.21%
Securities (including FHLB stock)	671,821	3,345	2.02%	643,433	3,341	2.11%
Federal funds sold	237	-	-%	387	-	0.05%
Loans held for sale	-	-	-%	-	-	-%
Loans, net of unearned income	797,138	10,739	5.46%	703,725	9,508	5.48%
Total interest-earning assets	1,505,442	$14,104	3.80%	1,409,498	$12,881	3.71%

Noninterest-earning assets:
Cash and due from banks	8,605			9,618
Premises and equipment, net	19,278			19,549
Other assets	6,128			9,281
Total Assets	$1,539,453			$1,447,946

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$440,585	$358	0.33%	$405,461	$351	0.35%
Savings deposits	75,039	9	0.05%	68,116	8	0.05%
Time deposits	665,121	1,843	1.12%	638,156	1,967	1.25%
Borrowings	4,163	34	3.37%	13,033	30	0.94%
Total interest-bearing liabilities	1,184,908	$2,244	0.77%	1,124,766	$2,356	0.85%

Noninterest-bearing liabilities:
Demand deposits	205,705			190,566
Other	5,207			4,373
Total Liabilities	1,395,820			1,319,705

Shareholders' equity	143,633			128,241
Total Liabilities and Shareholders' Equity	$1,539,453			$1,447,946
Net interest income		$11,860			$10,525

Net interest rate spread (1)			3.03%			2.86%
Net interest-earning assets (2)	$320,534			$284,732
Net interest margin (3), (4)			3.20%			3.03%

Average interest-earning assets to interest-bearing liabilities			127.05%			125.31%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	The tax adjusted net interest margin was 3.22% and 3.04% for the above periods ended March 31, 2015 and 2014 respectively. A 35% tax rate was used to calculate the effect on securities income from tax exempt securities.
(5)	Annualized.

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

For the three months ended March 31, 2015, the provision for loan losses was $0.6 million compared to $0.3 million for the same period in 2014.  The allowance for loan losses at March 31, 2015 was $9.4 million and was 1.18% of total loans.  The increase in the provision was principally due to growth in loans.

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

Noninterest income totaled $1.7 million for the three months ended March 31, 2015, an increase of $0.1 million from $1.6 million for the three months ended March 31, 2014.  The majority of the increase was due to higher gains on securities sales.  Net securities gains were $0.3 million for the three months ended March 31, 2015 as compared to $0.2 million for the same period in 2014.  The gains on securities occured as the Company sold longer duration investment securities in order to fund loan growth in the first quarter of 2015.  Service charges, commissions and fees totaled $0.6 million for the three months ended March 31, 2015 as compared to $0.7 million for the same period in 2014.  ATM and debit card fees totaled $0.4 million for the three months ended March 31, 2015 and March 31, 2014.  Other noninterest income remained the same at $0.4 million for the three months ended March 31, 2015 and March 31, 2014.

Noninterest Expense.

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense and other types of expenses.  Noninterest expense totaled $7.9 million for the three months ended March 31, 2015 and $7.6 million for the three months ended March 31, 2014.  Salaries and benefits expense increased $0.2 million to $4.0 million for the three months ended March 31, 2015 compared to $3.8 million for the same period in 2014. Occupancy and equipment expense totaled $1.0 million for both the three months ended March 31, 2015 and 2014.  Other noninterest expense totaled $2.9 million for the three months ended March 31, 2015, an increase of $0.1 million when compared to $2.8 million for the same period in 2014.

The following table presents, for the periods indicated, the major categories of other noninterest expense:

	Three Months Ended March 31,
(in thousands)	2015	2014
Other noninterest expense:
Legal and professional fees	$331	$457
Data processing	332	274
Marketing and public relations	168	176
Taxes - sales, capital, and franchise	171	172
Operating supplies	94	100
Travel and lodging	196	133
Telephone	47	62
Amortization of core deposits	80	80
Donations	95	75
Net costs from other real estate and repossessions	143	184
Regulatory assessment	269	361
Other	938	727
Total other expense	$2,864	$2,801

Income Taxes.

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other non-deductible expenses.  The provision for income taxes for the three months ended March 31, 2015 and 2014 was $1.7 million and $1.4 million, respectively.  The provision for income taxes increased due to the increase in income before taxes.  The Company’s statutory tax rate was 35.0% for the three months ended March 31, 2015, which was unchanged from the first quarter of 2014.

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

Loans maturing within one year or less at March 31, 2015 totaled $174.2 million. At March 31, 2015, time deposits maturing within one year or less totaled $410.1 million. The Company’s held to maturity ("HTM") portfolio at March 31, 2015 was $187.1 million or 27.9% of the investment portfolio compared to $141.8 million or 22.1% at December 31, 2014. The securities in the held to maturity portfolio are used to collateralize public funds deposits and may also be used to secure borrowings with the Federal Home Loan Bank or Federal Reserve Bank. The agency securities in the HTM portfolio have maturities of 10 years or less. The mortgage backed securities have stated final maturities of 15 to 20 years at March 31, 2015. The HTM portfolio had a forecasted weighted average life of approximately 4.9 years based on current interest rates. Management regularly monitors the size and composition of the HTM portfolio to evaluate its effect on the Company’s liquidity. The Company’s available for sale portfolio was $483.4 million or 72.1% of the investment portfolio as of March 31, 2015. The majority of the AFS portfolio was comprised of  U.S. Government Agencies, municipal bonds and investment grade corporate bonds. Management believes these securities are readily marketable and enhance the Company’s liquidity.

The Company maintained a net borrowing capacity at the Federal Home Loan Bank totaling $130.6 million and $156.4 million at March 31, 2015 and December 31, 2014, respectively. The Company also has a discount window line with the Federal Reserve Bank. We also maintain federal funds lines of credit at various correspondent banks with borrowing capacity of $70.5 million and a revolving line of credit for $2.5 million with an availability of $0.7 million as of March 31, 2015. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources.

The Company's capital position is reflected in shareholders’ equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total shareholders’ equity increased to $146.1 million at March 31, 2015 from $139.6 million at December 31, 2014. The increase in total shareholders’ equity was principally the result of a $4.3 million increase in the balance of the accumulated other comprehensive income from $0.2 million at December 31, 2014 to $4.5 million at March 31, 2015. The market value of available for sale securities (after taxes) increased primarily as a result of a decline in market interest rates and also from the unrealized gain on conversion of a preferred security into common stock with a readily determinable fair value. Shareholders’ equity also increased due to net income of $3.4 million during the three month period ended March 31, 2015, partially offset by $1.0 million in cash dividends paid on our common stock and $0.1 million in dividends paid on our Series C Preferred Stock issued to the Treasury in connection with our participation in the SBLF. We are currently at the contractual minimum dividend rate of 1.0% on our SBLF capital. Beginning on March 22, 2016, the per annum dividend rate on the Series C Preferred Stock will increase to a fixed rate of 9.0% if any Series C Preferred Stock remains outstanding.

Regulatory Capital.

Risk-based capital regulations adopted by the FDIC require banks to achieve and maintain specified ratios of capital to risk-weighted assets. Similar capital regulations apply to bank holding companies over $1.0 billion in assets. The risk-based capital rules are designed to measure “Tier 1” capital (consisting of common equity, retained earnings and a limited amount of qualifying perpetual preferred stock and trust preferred securities, net of goodwill and other intangible assets and accumulated other comprehensive income) and total capital in relation to the credit risk of both on- and off- balance sheet items. Under the guidelines, one of its risk weights is applied to the different on balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk weighting. Applicable bank holding companies and all banks must maintain a minimum total capital to total risk weighted assets ratio of 8.00%, at least half of which must be in the form of core or Tier 1 capital. These guidelines also specify that bank holding companies that are experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels.

At March 31, 2015, we satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.

	"Well Capitalized Minimums"	As of March 31, 2015	As of December 31, 2014
Tier 1 Leverage Ratio
Consolidated	5.00%	9.06%	9.33%
Bank	5.00%	8.91%	9.26%

Tier 1 Risk-based Capital Ratio
Consolidated	8.00%	13.12%	13.16%
Bank	8.00%	12.95%	13.08%

Total Risk-based Capital Ratio
Consolidated	10.00%	14.01%	14.05%
Bank	10.00%	13.84%	13.96%

Common Equity Tier One Capital Ratio
Consolidated	6.50%	9.40%	* %
Bank	6.50%	12.95%	* %

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

The following interest sensitivity analysis is one measurement of interest rate risk. This analysis, which we prepare monthly, reflects the contractual maturity characteristics of assets and liabilities over various time periods. This analysis does not factor in prepayments or interest rate floors on loans which may significantly change the report. This table includes nonaccrual loans in their respective maturity periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at March 31, 2015 illustrated below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

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

	March 31, 2015
	Interest Sensitivity Within
(in thousands except for %)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$222,960	$75,008	$297,968	$498,204	$796,172
Securities (including FHLB stock)	5,572	17,719	23,291	648,651	671,942
Federal Funds Sold	169	-	169	-	169
Other earning assets	46,049	-	46,049	-	46,049
Total earning assets	$274,750	$92,727	$367,477	$1,146,855	$1,514,332

Source of Funds:
Interest-bearing accounts:
Demand deposits	$440,676	$-	$440,676	$-	$440,676
Savings deposits	76,540	-	76,540	-	76,540
Time deposits	205,555	204,565	410,120	254,477	664,597
Short-term borrowings	1,800	-	1,800	-	1,800
Long-term borrowings	-	-	-	1,305	1,305
Noninterest-bearing, net	-	-	-	329,414	329,414
Total source of funds	$724,571	$204,565	$929,136	$585,196	$1,514,332

Period gap	$(449,821)	$(111,838)	$(561,659)	$561,659
Cumulative gap	$(449,821)	$(561,659)	$(561,659)	$-

Cumulative gap as a percent of earning assets	-29.7%	-37.1%	-37.1%

Net interest income at risk measures the risk of a decline in earnings due to changes in interest rates. The first table below presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in the yield curve over a 12-month horizon at March 31, 2015. Shifts are measured in 100 basis point increments (+400 through -100 basis points) from base case. We don’t present shifts less than 100 basis points because of the current low interest rate environment. The base case scenario encompasses key assumptions for asset/liability mix, loan and deposit growth, pricing, prepayment speeds, deposit decay rates, securities portfolio cash flows and reinvestment strategy and the market value of certain assets under the various interest rate scenarios. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous shocks are performed against that yield curve. The second table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from a gradual shift in the yield curve over a 12 month horizon.

Intantaneous Changes in Interest Rates (In Basis Points)	Percent Change In Net Interest Income
+400	(18.25%)
+300	(10.68%)
+200	(6.89%)
+100	(3.05%)
Base	-%
-100	(4.57%)

Gradual Change in Interest Rates (In Basis Points)	Percent Change In Net Interest Income
+400	(4.03%)
+300	(2.61%)
+200	(1.65%)
+100	(0.83%)
Base	-%
-100	(0.67%)

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

Item 1A. Risk Factors

There have been no material additions to our risk factors.

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

FIRST GUARANTY BANCSHARES, INC.

Date: May 14, 2015	By: /s/ Alton B. Lewis
Alton B. Lewis
Principal Executive Officer

Date: May 14, 2015	By: /s/ Eric J. Dosch
Eric J. Dosch
Principal Financial Officer
Secretary and Treasurer