Form 10-Q
period 2015-06-30
First Guaranty Bancshares, Inc.
filed 2015-08-13
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2015
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
Yes ☐ No ☒

As of August 13, 2015 the registrant had 6,291,332 shares of $1 par value common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents:
Cash and due from banks	$16,939	$44,365
Federal funds sold	340	210
Cash and cash equivalents	17,279	44,575

Interest-earning time deposits with banks	3,747	10,247

Investment securities:
Available for sale, at fair value	464,083	499,808
Held to maturity, at cost (estimated fair value of $182,935 and $139,688 respectively)	185,160	141,795
Investment securities	649,243	641,603

Federal Home Loan Bank stock, at cost	1,468	1,621

Loans, net of unearned income	810,376	790,321
Less: allowance for loan losses	9,505	9,105
Net loans	800,871	781,216

Premises and equipment, net	20,181	19,211
Goodwill	1,999	1,999
Intangible assets, net	1,562	1,733
Other real estate, net	2,482	2,198
Accrued interest receivable	7,208	6,384
Other assets	6,673	8,089
Total Assets	$1,512,713	$1,518,876

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$207,742	$207,969
Interest-bearing demand	418,662	432,294
Savings	77,354	74,550
Time	643,540	657,026
Total deposits	1,347,298	1,371,839

Short-term borrowings	13,800	1,800
Accrued interest payable	1,997	1,997
Long-term borrowings	1,155	1,455
Other liabilities	2,711	2,202
Total Liabilities	1,366,961	1,379,293

Shareholders' Equity
Preferred stock:
Series C - $1,000 par value - authorized 39,435 shares; issued and outstanding 39,435	39,435	39,435
Common stock:
$1 par value - authorized 100,600,000 shares; issued 6,291,332 and 6,294,227 shares	6,291	6,294
Surplus	39,387	39,387
Treasury stock, at cost, 0 and 2,895 shares	-	(54)
Retained earnings	59,275	54,280
Accumulated other comprehensive income	1,364	241
Total Shareholders' Equity	145,752	139,583
Total Liabilities and Shareholders' Equity	$1,512,713	$1,518,876

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2015	2014	2015	2014
Interest Income:
Loans (including fees)	$10,391	$9,977	$21,129	$19,485
Deposits with other banks	21	49	42	81
Securities (including FHLB stock)	3,598	3,283	6,943	6,624
Total Interest Income	14,010	13,309	28,114	26,190

Interest Expense:
Demand deposits	346	332	704	683
Savings deposits	9	8	17	16
Time deposits	1,798	1,958	3,641	3,925
Borrowings	35	28	70	58
Total Interest Expense	2,188	2,326	4,432	4,682

Net Interest Income	11,822	10,983	23,682	21,508
Less: Provision for loan losses	400	357	1,010	657
Net Interest Income after Provision for Loan Losses	11,422	10,626	22,672	20,851

Noninterest Income:
Service charges, commissions and fees	682	651	1,328	1,331
ATM and debit card fees	461	429	887	821
Net gains on securities	623	56	939	209
Net gains (loss) on sale of loans	4	(6)	4	(7)
Other	349	355	702	762
Total Noninterest Income	2,119	1,485	3,860	3,116

Noninterest Expense:
Salaries and employee benefits	3,859	3,953	7,905	7,784
Occupancy and equipment expense	986	1,009	1,969	2,002
Other	2,876	3,139	5,739	5,940
Total Noninterest Expense	7,721	8,101	15,613	15,726

Income Before Income Taxes	5,820	4,010	10,919	8,241
Less: Provision for income taxes	1,958	1,340	3,663	2,786
Net Income	3,862	2,670	7,256	5,455
Preferred Stock Dividends	(99)	(99)	(197)	(197)
Income Available to Common Shareholders	$3,763	$2,571	$7,059	$5,258

Per Common Share:
Earnings	$0.60	$0.41	$1.12	$0.84
Cash dividends paid	$0.16	$0.16	$0.32	$0.32

Weighted Average Common Shares Outstanding	6,291,332	6,291,332	6,291,332	6,291,332

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Net Income	$3,862	$2,670	$7,256	$5,455
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(4,119)	6,426	2,640	13,203
Reclassification adjustments for gains included in net income	(623)	(56)	(939)	(209)
Change in unrealized gains (losses) on securities	(4,742)	6,370	1,701	12,994
Tax impact	1,612	(2,166)	(578)	(4,418)
Other comprehensive income (loss)	(3,130)	4,204	1,123	8,576
Comprehensive Income	$732	$6,874	$8,379	$14,031

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

	Series C					Accumulated
	Preferred	Common				Other
	Stock	Stock		Treasury	Retained	Comprehensive
	$1,000 Par	$1 Par	Surplus	Stock	Earnings	Income/(Loss)	Total
(in thousands, except per share data)
Balance December 31, 2013	$39,435	$6,294	$39,387	$(54)	$47,477	$(9,134)	$123,405
Net income	-	-	-	-	5,455	-	5,455
Other comprehensive income	-	-	-	-	-	8,576	8,576
Cash dividends on common stock ($0.32 per share)	-	-	-	-	(2,013)	-	(2,013)
Preferred stock dividend	-	-	-	-	(197)	-	(197)
Balance June 30, 2014 (unaudited)	$39,435	$6,294	$39,387	$(54)	$50,722	$(558)	$135,226

Balance December 31, 2014	$39,435	$6,294	$39,387	$(54)	$54,280	$241	$139,583
Net income	-	-	-	-	7,256	-	7,256
Reclassification of treasury stock under the LBCA(1)	-	(3)	-	54	(51)	-	-
Other comprehensive income	-	-	-	-	-	1,123	1,123
Cash dividends on common stock ($0.32 per share)	-	-	-	-	(2,013)	-	(2,013)
Preferred stock dividend	-	-	-	-	(197)	-	(197)
Balance June 30, 2015 (unaudited)	$39,435	$6,291	$39,387	$-	$59,275	$1,364	$145,752

See Notes to Consolidated Financial Statements

(1) Effective January 1, 2015, companies incorporated under Louisiana law became subject to the Louisiana Business Corporation Act (which replaced the Louisiana Business Corporation Law). Provisions of the Louisiana Business Corporation Act eliminate the concept of treasury stock and provide that shares reacquired by a company are to be treated as authorized but unissued shares. As a result of this change in law, shares previously classified as treasury stock were reclassified as a reduction to issued shares of common stock in the consolidated financial statements as of June 30, 2015, reducing the stated value of common stock and retained earnings.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(in thousands)	2015	2014
Cash Flows From Operating Activities
Net income	$7,256	$5,455
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,010	657
Depreciation and amortization	1,031	1,086
Amortization/Accretion of investments	1,099	983
Gain on sale/call of securities	(939)	(209)
Gain on sale of assets	(10)	(10)
ORE write downs and loss on disposition	137	469
FHLB stock dividends	(2)	(2)
Net decrease in loans held for sale	-	8
Change in other assets and liabilities, net	(997)	1,133
Net Cash Provided By Operating Activities	8,585	9,570

Cash Flows From Investing Activities
Funds invested in certificates of deposit	-	(7,250)
Proceeds from maturities and calls of certificates of deposit	6,500	-
Proceeds from maturities and calls of HTM securities	8,366	5,141
Proceeds from maturities, calls and sales of AFS securities	371,267	438,922
Funds Invested in AFS securities	(384,235)	(471,466)
Proceeds from sale/redemption of Federal Home Loan Bank stock	1,868	1,248
Funds invested in Federal Home Loan Bank stock	(1,713)	-
Net increase in loans	(21,160)	(36,323)
Purchase of premises and equipment	(1,801)	(1,608)
Proceeds from sales of premises and equipment	4	52
Proceeds from sales of other real estate owned	74	2,700
Net Cash (Used In) Investing Activities	(20,830)	(68,584)

Cash Flows From Financing Activities
Net (decrease) increase in deposits	(24,541)	24,982
Net increase (decrease) in federal funds purchased and short-term borrowings	12,000	(3,988)
Proceeds from long-term borrowings	-	1,555
Repayment of long-term borrowings	(300)	(300)
Dividends paid	(2,210)	(2,210)
Net Cash (Used In) Provided By Financing Activities	(15,051)	20,039

Net Decrease In Cash and Cash Equivalents	(27,296)	(38,975)
Cash and Cash Equivalents at the Beginning of the Period	44,575	61,484
Cash and Cash Equivalents at the End of the Period	$17,279	$22,509

Noncash Activities:
Loans transferred to foreclosed assets	$495	$672

Cash Paid During The Period:
Interest on deposits and borrowed funds	$4,432	$4,765
Income taxes	$4,300	$2,800

See Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements and the footnotes of First Guaranty Bancshares, Inc. ("First Guaranty" or the “Company”) thereto should be read in conjunction with the audited financial statements and note disclosures for First Guaranty previously filed with the Securities and Exchange Commission in First Guaranty’s Annual Report filed on Form 10-K for the year ended December 31, 2014.

The consolidated financial statements include the accounts of First Guaranty Bancshares, Inc. and its wholly owned subsidiary First Guaranty Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations at June 30, 2015 and for the three and six month periods ended June 30, 2015 and 2014 are not necessarily indicative of the results expected for the full year or any other interim period. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are susceptible to significant change in the near term are the allowance for loan losses, valuation of goodwill, intangible assets and other purchase accounting adjustments.

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

This guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. This guidance must be adopted retrospectively, wherein the balance sheet of each period presented should be adjusted to reflect the new guidance.  The adoption of this guidance is not expected to have a material impact upon First Guaranty’s financial statements.

Note 3. Securities

A summary comparison of securities by type at June 30, 2015 and December 31, 2014 is shown below.

	June 30, 2015				December 31, 2014
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S Treasuries	$-	$-	$-	$-	$36,000	$-	$-	$36,000
U.S. Government Agencies	281,825	64	(2,077)	279,812	295,620	30	(4,155)	291,495
Corporate debt securities	128,779	3,803	(1,507)	131,075	126,654	4,415	(1,006)	130,063
Mutual funds or other equity securities	1,828	2,125	-	3,953	570	4	-	574
Municipal bonds	49,461	277	(495)	49,243	40,599	1,077	-	41,676
Total available-for-sale securities	$461,893	$6,269	$(4,079)	$464,083	$499,443	$5,526	$(5,161)	$499,808

Held to maturity:
U.S. Government Agencies	$131,329	$-	$(1,708)	$129,621	$84,479	$-	$(1,950)	$82,529
Mortgage-backed securities	53,831	26	(543)	53,314	57,316	57	(214)	57,159
Total held to maturity securities	$185,160	$26	$(2,251)	$182,935	$141,795	$57	$(2,164)	$139,688

The scheduled maturities of securities at June 30, 2015 and December 31, 2014, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to call or prepayments. Mortgage-backed securities are not due at a single maturity because of amortization and potential prepayment of the underlying mortgages. For this reason they are presented separately in the maturity table below.

	June 30, 2015		December 31, 2014
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available For Sale:
Due in one year or less	$21,333	$21,482	$71,547	$71,665
Due after one year through five years	288,752	289,470	219,470	219,785
Due after five years through 10 years	98,643	98,401	158,076	157,531
Over 10 years	53,165	54,730	50,350	50,827
Total available-for-sale securities	$461,893	$464,083	$499,443	$499,808

Held to Maturity:
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	36,976	36,760	24,999	24,609
Due after five years through 10 years	94,353	92,861	59,480	57,920
Over 10 years	-	-	-	-
Subtotal	131,329	129,621	84,479	82,529
Mortgage-backed Securities	53,831	53,314	57,316	57,159
Total held to maturity securities	$185,160	$182,935	$141,795	$139,688

At June 30, 2015 $508.8 million of First Guaranty's securities were pledged to secure public fund deposits and borrowings. The pledged securities had a market value of $506.6 million as of June 30, 2015.

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at June 30, 2015.

				At June 30, 2015
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	-	$-	$-	-	$-	$-	-	$-	$-
U.S. Government agencies	45	118,120	(825)	23	90,889	(1,252)	68	209,009	(2,077)
Corporate debt securities	84	28,961	(821)	30	10,118	(686)	114	39,079	(1,507)
Mutual funds or other equity securities	-	-	-	-	-	-	-	-	-
Municipal bonds	21	22,050	(495)	-	-	-	21	22,050	(495)
Total available-for-sale securities	150	$169,131	$(2,141)	53	$101,007	$(1,938)	203	$270,138	$(4,079)

Held to maturity:
U.S. Government agencies	23	105,966	(1,192)	7	23,655	(516)	30	129,621	(1,708)
Mortgage-backed securities	24	45,158	(543)	-	-	-	24	45,158	(543)
Total held to maturity	47	$151,124	$(1,735)	7	$23,655	$(516)	54	$174,779	$(2,251)

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

Securities are evaluated for other-than-temporary impairment at least quarterly and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) the recovery of contractual principal and interest and (iv) the intent and ability of First Guaranty to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The amount of investment securities issued by U.S. Government and Government sponsored agencies with unrealized losses and the amount of unrealized losses on those investment securities are the result of changes in market interest rates. First Guaranty has the ability and intent to hold these securities in its current portfolio until recovery, which may be until maturity.

The corporate debt securities consist primarily of corporate bonds issued by financial, insurance, utility, manufacturing, industrial, consumer products and oil and gas organizations. First Guaranty believes that each of the issuers will be able to fulfill the obligations of these securities based on evaluations described above. First Guaranty has the ability and intent to hold these securities until they recover, which could be at their maturity dates.

At June 30, 2015, First Guaranty believes that the securities with unrealized losses reflect impairment that is temporary and there are no securities with other-than-temporary impairment.

At June 30, 2015, First Guaranty's exposure to bond issuers that exceeded 10% of shareholders’ equity is below:

	At June 30, 2015
(in thousands)	Amortized Cost	Fair Value
Federal Home Loan Bank (FHLB)	$143,013	$141,427
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	66,564	65,927
Federal National Mortgage Association (Fannie Mae-FNMA)	124,258	123,211
Federal Farm Credit Bank (FFCB)	133,150	132,182
Total	$466,985	$462,747

Note 4. Loans

The following table summarizes the components of First Guaranty's loan portfolio as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$54,847	6.8%	$52,094	6.6%
Farmland	14,997	1.8%	13,539	1.7%
1- 4 Family	127,844	15.7%	118,181	14.9%
Multifamily	14,235	1.8%	14,323	1.8%
Non-farm non-residential	310,604	38.2%	328,400	41.5%
Total Real Estate	522,527	64.3%	526,537	66.5%
Non-Real Estate:
Agricultural	27,939	3.5%	26,278	3.3%
Commercial and industrial	220,379	27.1%	196,339	24.8%
Consumer and other	41,448	5.1%	42,991	5.4%
Total Non-Real Estate	289,766	35.7%	265,608	33.5%
Total loans before unearned income	812,293	100.0%	792,145	100.0%
Unearned income	(1,917)		(1,824)
Total loans net of unearned income	$810,376		$790,321

The following table summarizes fixed and floating rate loans by contractual maturity, excluding nonaccrual loans, as of June 30, 2015 and December 31, 2014 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	June 30, 2015			December 31, 2014
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$94,635	$65,980	$160,615	$88,686	$72,250	$160,936
One to five years	281,662	228,096	509,758	253,306	225,655	478,961
Five to 15 years	52,902	36,229	89,131	67,012	39,634	106,646
Over 15 years	32,901	9,159	42,060	25,304	8,104	33,408
Subtotal	$462,100	$339,464	801,564	$434,308	$345,643	779,951
Nonaccrual loans			10,729			12,194
Total loans before unearned income			812,293			792,145
Unearned income			(1,917)			(1,824)
Total loans net of unearned income			$810,376			$790,321

As of June 30, 2015 $188.8 million of floating rate loans were at their interest rate floor. At December 31, 2014 $195.7 million of floating rate loans were at the floor rate. Nonaccrual loans have been excluded from these totals.

The following tables present the age analysis of past due loans at June 30, 2015 and December 31, 2014:

	As of June 30, 2015
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$301	$287	$588	$54,259	$54,847	$-
Farmland	-	165	165	14,832	14,997	-
1 - 4 family	2,267	5,627	7,894	119,950	127,844	374
Multifamily	-	4,325	4,325	9,910	14,235	2,987
Non-farm non-residential	3,690	1,182	4,872	305,732	310,604	-
Total Real Estate	6,258	11,586	17,844	504,683	522,527	3,361
Non-Real Estate:
Agricultural	-	721	721	27,218	27,939	-
Commercial and industrial	96	1,777	1,873	218,506	220,379	-
Consumer and other	90	6	96	41,352	41,448	-
Total Non-Real Estate	186	2,504	2,690	287,076	289,766	-
Total loans before unearned income	$6,444	$14,090	$20,534	$791,759	$812,293	$3,361
Unearned income					(1,917)
Total loans net of unearned income					$810,376

	As of December 31, 2014
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$338	$486	$824	$51,270	$52,094	$-
Farmland	10	153	163	13,376	13,539	-
1 - 4 family	2,924	4,418	7,342	110,839	118,181	599
Multifamily	2,990	-	2,990	11,333	14,323	-
Non-farm non-residential	1,509	4,993	6,502	321,898	328,400	-
Total Real Estate	7,771	10,050	17,821	508,716	526,537	599
Non-Real Estate:
Agricultural	-	832	832	25,446	26,278	-
Commercial and industrial	1,241	1,907	3,148	193,191	196,339	-
Consumer and other	105	4	109	42,882	42,991	-
Total Non-Real Estate	1,346	2,743	4,089	261,519	265,608	-
Total loans before unearned income	$9,117	$12,793	$21,910	$770,235	$792,145	$599
Unearned income					(1,824)
Total loans net of unearned income					$790,321

The tables above include $10.7 million and $12.2 million of nonaccrual loans at June 30, 2015 and December 31, 2014, respectively. See the tables below for more detail on nonaccrual loans.

The following is a summary of nonaccrual loans by class at the dates indicated:

in thousands)	As of June 30, 2015	As of December 31, 2014
Real Estate:
Construction & land development	$287	$486
Farmland	165	153
1 - 4 family	5,253	3,819
Multifamily	1,338	-
Non-farm non-residential	1,182	4,993
Total Real Estate	8,225	9,451
Non-Real Estate:
Agricultural	721	832
Commercial and industrial	1,777	1,907
Consumer and other	6	4
Total Non-Real Estate	2,504	2,743
Total Nonaccrual Loans	$10,729	$12,194

The following table identifies the credit exposure of the loan portfolio by specific credit ratings as of the dates indicated:

	As of June 30, 2015					As of December 31, 2014
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Construction & land development	$49,662	$3,357	$1,828	$-	$54,847	$46,451	$559	$5,084	$-	$52,094
Farmland	14,832	19	146	-	14,997	13,299	87	153	-	13,539
1 - 4 family	114,842	5,625	7,377	-	127,844	103,582	6,113	8,486	-	118,181
Multifamily	4,047	5,863	4,325	-	14,235	3,581	6,414	4,328	-	14,323
Non-farm non-residential	280,770	12,888	16,946	-	310,604	300,319	6,788	21,293	-	328,400
Total Real Estate	464,153	27,752	30,622	-	522,527	467,232	19,961	39,344	-	526,537
Non-Real Estate:
Agricultural	24,866	6	3,067	-	27,939	22,789	7	3,482	-	26,278
Commercial and industrial	210,196	8,405	1,778	-	220,379	185,839	8,611	1,889	-	196,339
Consumer and other	41,163	247	38	-	41,448	42,831	123	37	-	42,991
Total Non-Real Estate	276,225	8,658	4,883	-	289,766	251,459	8,741	5,408	-	265,608
Total loans before unearned income	$740,378	$36,410	$35,505	$-	$812,293	$718,691	$28,702	$44,752	$-	$792,145
Unearned income					(1,917)					(1,824)
Total loans net of unearned income					$810,376					$790,321

Note 5. Allowance for Loan Losses

A summary of changes in the allowance for loan losses, by portfolio type, for the six months ended June 30, 2015 and 2014 are as follows:

	As of June 30,
	2015					2014
(in thousands)	Beginning Allowance (12/31/14)	Charge-offs	Recoveries	Provision	Ending Allowance (6/30/15)	Beginning Allowance (12/31/13)	Charge-offs	Recoveries	Provision	Ending Allowance(6/30/14)
Real Estate:
Construction & land development	$702	$(97)	$3	$281	$889	$1,530	$(1,032)	$2	$(59)	$441
Farmland	21	-	-	(15)	6	17	-	-	3	20
1 - 4 family	2,131	(159)	57	447	2,476	1,974	(182)	38	(254)	1,576
Multifamily	813	-	20	(1)	832	376	-	28	20	424
Non-farm non-residential	2,713	(28)	4	(320)	2,369	3,607	(1,264)	8	921	3,272
Total real estate	6,380	(284)	84	392	6,572	7,504	(2,478)	76	631	5,733
Non-Real Estate:
Agricultural	293	(336)	2	68	27	46	(2)	1	(7)	38
Commercial and industrial	1,797	(18)	9	427	2,215	2,176	(149)	10	(186)	1,851
Consumer and other	371	(145)	78	136	440	208	(157)	102	35	188
Unallocated	264	-	-	(13)	251	421	-	-	184	605
Total Non-Real Estate	2,725	(499)	89	618	2,933	2,851	(308)	113	26	2,682
Total	$9,105	$(783)	$173	$1,010	$9,505	$10,355	$(2,786)	$189	$657	$8,415

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio.  The result is an allocation of the loan loss reserve from one category to another.

A summary of the allowance and loans individually and collectively evaluated for impairment are as follows:

	As of June 30, 2015
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$222	$667	$889	$823	$54,024	$54,847
Farmland	-	6	6	-	14,997	14,997
1 - 4 family	699	1,777	2,476	3,133	124,711	127,844
Multifamily	518	314	832	7,201	7,034	14,235
Non-farm non-residential	706	1,663	2,369	12,392	298,212	310,604
Total Real Estate	2,145	4,427	6,572	23,549	498,978	522,527
Non-Real Estate:
Agricultural	-	27	27	2,346	25,593	27,939
Commercial and industrial	-	2,215	2,215	1,645	218,734	220,379
Consumer and other	-	440	440	-	41,448	41,448
Unallocated	-	251	251	-	-	-
Total Non-Real Estate	-	2,933	2,933	3,991	285,775	289,766
Total	$2,145	$7,360	$9,505	$27,540	$784,753	$812,293
Unearned Income						(1,917)
Total loans net of unearned income						$810,376

	As of December 31, 2014
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$126	$576	$702	$4,150	$47,944	$52,094
Farmland	-	21	21	-	13,539	13,539
1 - 4 family	598	1,533	2,131	3,420	114,761	118,181
Multifamily	437	376	813	7,201	7,122	14,323
Non-farm non-residential	468	2,245	2,713	16,287	312,113	328,400
Total Real Estate	1,629	4,751	6,380	31,058	495,479	526,537
Non-Real Estate:
Agricultural	262	31	293	2,650	23,628	26,278
Commercial and industrial	19	1,778	1,797	1,664	194,675	196,339
Consumer and other	-	371	371	-	42,991	42,991
Unallocated	-	264	264	-	-	-
Total Non-Real Estate	281	2,444	2,725	4,314	261,294	265,608
Total	$1,910	$7,195	$9,105	$35,372	$756,773	$792,145
Unearned Income						(1,824)
Total loans net of unearned income						$790,321

A loan is considered impaired when, based on current information and events, it is probable that First Guaranty will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Payment status, collateral value and the probability of collecting scheduled principal and interest payments when due are considered in evaluating loan impairment. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

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

The following is a summary of impaired loans by class as of the date indicated:

	As of June 30, 2015
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$-	$-	$-	$-	$-	$-
Farmland	-	-	-	-	-	-
1 - 4 family	606	885	-	885	25	28
Multifamily	-	-	-	-	-	-
Non-farm non-residential	3,673	4,129	-	4,128	82	83
Total Real Estate	4,279	5,014	-	5,013	107	111
Non-Real Estate:
Agricultural	2,346	2,681	-	2,326	70	90
Commercial and industrial	1,645	1,854	-	1,854	40	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	3,991	4,535	-	4,180	110	90
Total Impaired Loans with no related allowance	8,270	9,549	-	9,193	217	201

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	823	823	222	828	19	25
Farmland	-	-	-	-	-	-
1 - 4 family	2,527	2,551	699	2,527	65	29
Multifamily	1,338	1,338	483	1,337	40	45
Non-farm non-residential	8,719	8,719	706	8,790	219	203
Total Real Estate	13,407	13,431	2,110	13,482	343	302
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-
Total Impaired Loans with an allowance recorded	13,407	13,431	2,110	13,482	343	302

Total Impaired Loans	$21,677	$22,980	$2,110	$22,675	$560	$503

The following is a summary of impaired loans by class as of the date indicated:

	As of December 31, 2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$3,308	$4,359	$-	$3,479	$217	$224
Farmland	-	-	-	-	-	-
1 - 4 family	1,368	1,656	-	397	72	43
Multifamily	-	-	-	148	31	34
Non-farm non-residential	7,439	9,008	-	8,694	422	275
Total Real Estate	12,115	15,023	-	12,718	742	576
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-
Total Impaired Loans with no related allowance	12,115	15,023	-	12,718	742	576

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	842	842	126	829	48	43
Farmland	-	-	-	-	-	-
1 - 4 family	2,052	2,068	598	2,062	97	87
Multifamily	1,338	1,337	398	1,340	60	55
Non-farm non-residential	8,848	8,913	468	8,948	317	327
Total Real Estate	13,080	13,160	1,590	13,179	522	512
Non-Real Estate:
Agricultural	2,650	2,650	262	-	-	-
Commercial and industrial	1,664	1,854	19	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	4,314	4,504	281	-	-	-
Total Impaired Loans with an allowance recorded	17,394	17,664	1,871	13,179	522	512

Total Impaired Loans	$29,509	$32,687	$1,871	$25,897	$1,264	$1,088

Troubled Debt Restructurings

A troubled debt restructuring ("TDR") is considered such if the lender for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. The modifications to First Guaranty's TDRs were concessions on the interest rate charged. The effect of the modifications to First Guaranty was a reduction in interest income. These loans have an allocated reserve in First Guaranty's allowance for loan losses. First Guaranty has not restructured any loans that are considered troubled debt restructurings in the six months ended June 30, 2015.

The following table identifies the troubled debt restructurings as of June 30, 2015 and December 31, 2014:

	June 30, 2015				December 31, 2014
	Accruing Loans				Accruing Loans
(in thousands)	Current	30-89 Days Past Due	Nonaccrual	Total TDRs	Current	30-89 Days Past Due	Nonaccrual	Total TDRs
Real Estate:
Construction & land development	$-	$-	$-	$-	$-	$-	$-	$-
Farmland	-	-	-	-	-	-	-	-
1-4 Family	-	-	1,745	1,745	-	1,752	-	1,752
Multifamily	-	-	-	-	-	-	-	-
Non-farm non residential	3,443	-	230	3,673	2,998	452	230	3,680
Total Real Estate	3,443	-	1,975	5,418	2,998	2,204	230	5,432
Non-Real Estate:
Agricultural	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-	-	-
Total	$3,443	$-	$1,975	$5,418	$2,998	$2,204	$230	$5,432

The following table discloses TDR activity for the six months ended June 30, 2015.

	Troubled Debt Restructured Loans Activity Six Months Ended June 30, 2015
(in thousands)	Beginning balance December 31, 2014	New TDRs	Charge-offs post- modification	Transferred to ORE	Paydowns	Construction to permanent financing	Restructured to market terms	Ending balance June 30, 2015
Real Estate:
Construction & land development	$-	$-	$-	$-	$-	$-	$-	$-
Farmland	-	-	-	-	-	-	-	-
1 - 4 family	1,752	-	-	-	(7)	-	-	1,745
Multifamily	-	-	-	-	-	-	-	-
Non-farm non-residential	3,680	-	-	-	(7)	-	-	3,673
Total Real Estate	5,432		-	-	(14)	-	-	5,418
Non-Real Estate:
Agricultural	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-	-	-
Total Impaired Loans with no related allowance	$5,432	$-	$-	$-	$(14)	$-	$-	$5,418

There were no commitments to lend additional funds to debtors whose terms have been modified in a troubled debt restructuring at June 30, 2015.

During the previous twelve months ended June 30, 2015, one troubled debt restructured lending relationship of $1.7 million secured by one-to-four family real estate subsequently defaulted.

Note 6. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to impairment testing. Other intangible assets continue to be amortized over their useful lives. First Guaranty's goodwill is the difference in purchase price over the fair value of net assets acquired from its acquisition of Homestead Bancorp in 2007. Goodwill totaled $2.0 million at June 30, 2015 and December 31, 2014. No impairment charges have been recognized on First Guaranty's intangible assets. Mortgage servicing rights were relatively unchanged totaling $0.1 million at June 30, 2015 and December 31, 2014. Other intangible assets recorded include core deposit intangibles, which are subject to amortization. The weighted-average amortization period remaining for First Guaranty's core deposit intangibles is 4.9 years at June 30, 2015. The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions.

Note 7. Other Real Estate (ORE)

Other real estate owned consists of the following at the dates indicated:

(in thousands)	June 30, 2015	December 31, 2014
Real Estate Owned Acquired by Foreclosure:
Residential	$1,227	$1,121
Construction & land development	106	127
Non-farm non-residential	1,149	950
Total Other Real Estate Owned and Foreclosed Property	$2,482	$2,198

Loans secured by one-to-four family residential properties in the process of foreclosure totaled $0.5 million as of June 30, 2015.

Note 8. Commitments and Contingencies

Off-balance sheet commitments

First Guaranty is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby and commercial letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of the involvement in particular classes of financial instruments.

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

Below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at June 30, 2015 and December 31, 2014:

Contract Amount
(in thousands)	June 30, 2015	December 31, 2014
Commitments to Extend Credit	$83,826	$59,675
Unfunded Commitments under lines of credit	$112,689	$111,247
Commercial and Standby letters of credit	$6,954	$7,743

Litigation

The nature of First Guaranty’s business ordinarily results in a certain amount of claims, litigation and legal and administrative cases, all of which are considered incidental to the normal conduct of business. When First Guaranty determines it has defenses to the claims asserted, it defends itself. First Guaranty will consider settlement of cases when it is in the best interests of both First Guaranty and its shareholders.

While the final outcome of legal proceedings is inherently uncertain, based on information currently available as of June 30, 2015, any incremental liability arising from First Guaranty’s legal proceedings will not have a material adverse effect on First Guaranty’s financial position.

Note 9. Accumulated Other Comprehensive Income

The following table details the changes in the single component of accumulated other comprehensive income for the six months ended June 30, 2015:

(in thousands)	Unrealized Gain (Loss) on Securities Available for Sale
Accumulated Other Comprehensive Income:
Balance December 31, 2014	$241
Reclassification adjustments to net income:
Realized gains on securities	(939)
Provision for income taxes	319
Unrealized gains arising during the period, net of tax	1,743
Balance June 30, 2015	$1,364

The following table details the changes in the single component of accumulated other comprehensive income (loss) for the six months ended June 30, 2014:

(in thousands)	Unrealized Gain (Loss) on Securities Available for Sale
Accumulated Other Comprehensive (Loss) Income:
Balance December 31, 2013	$(9,134)
Reclassification adjustments to net income:
Realized gains on securities	(209)
Provision for income taxes	71
Unrealized gains arising during the period, net of tax	8,714
Balance June 30, 2014	$(558)

Note 10. Fair Value

The fair value of a financial instrument is the current amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Valuation techniques use certain inputs to arrive at fair value. Inputs to valuation techniques are the assumptions that market participants would use in pricing the asset or liability. They may be observable or unobservable. First Guaranty uses a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified within Level 3 in First Guaranty's portfolio as of June 30, 2015 include municipal bonds and one preferred equity security.

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

Other real estate owned. Properties are recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values of other real estate owned ("OREO") at June 30, 2015 and December 31, 2014 are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement or amounts commonly used in real estate transactions. Inputs include appraisal values or recent sales activity for similar assets in the property’s market; thus OREO measured at fair value would be classified within either Level 2 or Level 3 of the hierarchy.

Certain non-financial assets and non-financial liabilities are measured at fair value on a non-recurring basis including assets and liabilities related to reporting units measured at fair value in the testing of goodwill impairment, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	June 30, 2015	December 31, 2014
Available for Sale Securities Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$502	$36,504
Level 2: Significant Other Observable Inputs	452,582	454,524
Level 3: Significant Unobservable Inputs	10,999	8,780
Securities available for sale measured at fair value	$464,083	$499,808

First Guaranty's valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While the methodologies used are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value.

The change in Level 1 securities available for sale from December 31, 2014 was due principally to a reduction in Treasury bills of $36.0 million.

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of June 30, 2015 and December 31, 2014, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At June 30, 2015	At December 31, 2014
Impaired Loans - Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$-	$-
Level 2: Significant Other Observable Inputs	2,660	5,244
Level 3: Significant Unobservable Inputs	9,188	15,618
Impaired loans measured at fair value	$11,848	$20,862

Other Real Estate Owned - Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$-	$-
Level 2: Significant Other Observable Inputs	1,943	1,847
Level 3: Significant Unobservable Inputs	539	351
Other real estate owned measured at fair value	$2,482	$2,198

ASC 825-10 provides First Guaranty with an option to report selected financial assets and liabilities at fair value. The fair value option established by this statement permits First Guaranty to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each reporting date subsequent to implementation.

First Guaranty has chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States.

Note 11. Financial Instruments

Fair value estimates are generally subjective in nature and are dependent upon a number of significant assumptions associated with each instrument or group of similar instruments, including estimates of discount rates, risks associated with specific financial instruments, estimates of future cash flows and relevant available market information. Fair value information is intended to represent an estimate of an amount at which a financial instrument could be exchanged in a current transaction between a willing buyer and seller engaging in an exchange transaction. However, since there are no established trading markets for a significant portion of First Guaranty’s financial instruments, First Guaranty may not be able to immediately settle financial instruments; as such, the fair values are not necessarily indicative of the amounts that could be realized through immediate settlement. In addition, the majority of the financial instruments, such as loans and deposits, are held to maturity and are realized or paid according to the contractual agreement with the customer.

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

Disclosure of fair values is not required for certain items such as lease financing, investments accounted for under the equity method of accounting, obligations of pension and other postretirement benefits, premises and equipment, other real estate, prepaid expenses, the value of long-term relationships with depositors (core deposit intangibles) and other customer relationships, other intangible assets and income tax assets and liabilities. Fair value estimates are presented for existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses have not been considered in the estimates. Accordingly, the aggregate fair value amounts presented do not purport to represent and should not be considered representative of the underlying market or franchise value of First Guaranty.

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

Loans, net.

Fair values are computed present values using net present value formulas. The present value is the sum of the present value of all projected cash flows on an item at a specified discount rate. The discount rate is set as an appropriate rate index, plus or minus an appropriate spread. These loans are classified within level 3 of the fair value hierarchy.

Accrued interest receivable.

The carrying amount of accrued interest receivable approximates its fair value.

Deposits.

The fair value of demand deposits, savings and interest-bearing demand deposits is the amount payable on demand. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

Accrued interest payable.

The carrying amount of accrued interest payable approximates its fair value.

Borrowings.

The carrying amount of federal funds purchased and other short-term borrowings approximate their fair values. The fair value of First Guaranty’s long-term borrowings is computed using net present value formulas. The present value is the sum of the present value of all projected cash flows on an item at a specified discount rate. The discount rate is set as an appropriate rate index, plus or minus an appropriate spread. Borrowings are classified within level 3 of the fair value hierarchy.

Other Unrecognized Financial Instruments.

The fair value of commitments to extend credit is estimated using the fees charged to enter into similar legally binding agreements, taking into account the remaining terms of the agreements and customers' credit ratings. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. Noninterest-bearing deposits are held at cost. The fair values of letters of credit are based on fees charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At June 30, 2015 and December 31, 2014 the fair value of guarantees under commercial and standby letters of credit was not material.

The estimated fair values and carrying values of the financial instruments at June 30, 2015 and December 31, 2014 are presented in the following table:

	June 30, 2015		December 31, 2014
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Cash and cash equivalents	$17,279	$17,279	$44,575	$44,575
Securities, available for sale	464,083	464,083	499,808	499,808
Securities, held to maturity	185,160	182,935	141,795	139,688
Federal Home Loan Bank stock	1,468	1,468	1,621	1,621
Loans, net of allowance for loan losses	800,871	799,531	781,216	780,470
Accrued interest receivable	7,208	7,208	6,384	6,384

Liabilities
Deposits	$1,347,298	$1,348,190	$1,371,839	$1,373,537
Borrowings	14,955	14,955	3,255	3,255
Accrued interest payable	1,997	1,997	1,997	1,997

There is no material difference between the contract amount and the estimated fair value of off-balance sheet items that are primarily comprised of short-term unfunded loan commitments that are generally at market prices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of First Guaranty's financial condition and results of operations is intended to highlight the significant factors affecting First Guaranty's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data at June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly First Guaranty's financial position and results of operations for such periods.

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

Second Quarter and Six Months Ended 2015 Financial Overview

First Guaranty Bancshares, Inc. is a Louisiana corporation and a bank holding company headquartered in Hammond, LA. First Guaranty Bank, the wholly-owned subsidiary of First Guaranty Bancshares, Inc., is a Louisiana chartered commercial bank that provides personalized commercial banking services primarily to Louisiana customers through 21 banking facilities primary located throughout Southeast, Southwest and North Louisiana. We emphasize personal relationships and localized decision making to ensure that products and services are matched to customer needs. First Guaranty competes for business principally on the basis of personal service to customers, customer access to officers and directors and competitive interest rates and fees.

Financial highlights for the second quarter and six months period ended June 30, 2015 and 2014 are as follows:

●
Total assets were $1.5 billion at each of June 30, 2015 and December 31, 2014. Total deposits were $1.3 billion at June 30, 2015 and $1.4 billion as of December 31, 2014. Total loans were $810.4 million at June 30, 2015, an increase of $20.1 million, or 2.5%, compared with December 31, 2014. Common shareholders’ equity was $106.3 million and $100.1 million at June 30, 2015 and December 31, 2014, respectively.

●
Net income for the second quarter of 2015 and 2014 was $3.9 million and $2.7 million, respectively.  Net income for the six months ended June 30, 2015 was $7.3 million compared to $5.5 million for the six months ended June 30, 2014. The increase in net income for the 2015 periods was the result of higher loan interest income and non-interest income and lower interest expense compared to the same periods in 2014.

●
Net income available to common shareholders after preferred stock dividends was $3.8 million and $2.6 million for the second quarter of 2015 and 2014, respectively. Net income available to common shareholders after preferred stock dividends was $7.1 million and $5.3 million for the six months ended June 30, 2015 and 2014, respectively. The dividends paid on preferred stock remained the same at $0.2 million for the six months ended June 30, 2015 and 2014.

●	Earnings per common share were $0.60 and $0.41 for the second quarter of 2015 and 2014, respectively and $1.12 and $0.84 for the six months ended June 30, 2015 and 2014, respectively.

●
Net interest income for the second quarter of 2015 was $11.8 million compared to $11.0 million for the same period in 2014. Net interest income for the six months ended June 30, 2015 was $23.7 million compared to $21.5 million for the same period in 2014.

●	The provision for loan losses for the second quarter of 2015 and 2014 was $0.4 million. The provision for loan losses for the first six months of 2015 was $1.0 million compared to $0.7 million for the first six months of 2014.

●	The net interest margin for the first six months of 2015 was 3.18% which was an increase of 10 basis points from the net interest margin of 3.08% for the first six months of 2014. First Guaranty attributed the improvement in the net interest margin to the gradual shift in interest earning asset balances from securities to loans and the continued reduction in interest expense over the last year.

●
Investment securities totaled $649.2 million at June 30, 2015, an increase of $7.6 million when compared to $641.6 million at December 31, 2014. At June 30, 2015, available for sale securities, at fair value, totaled $464.1 million, a decrease of $35.7 million when compared to $499.8 million at December 31, 2014. At June 30, 2015, held to maturity securities, at amortized cost, totaled $185.2 million, an increase of $43.4 million when compared to $141.8 million at December 31, 2014.  The increase in investment securities was primary associated with the purchase of municipal securities and short term agency securities used to collateralize public funds.

●
Total loans net of unearned income were $810.4 million at June 30, 2015 compared to $790.3 million at December 31, 2014. The net loan portfolio at June 30, 2015 totaled $800.9 million, a net increase of $19.7 million from the December 31, 2014 net loan portfolio balance of $781.2 million. Total loans net of unearned income are reduced by the allowance for loan losses which totaled $9.5 million at June 30, 2015 and $9.1 million at December 31, 2014.

●	Total impaired loans decreased $7.8 million to $21.7 million at June 30, 2015 compared to $29.5 million at December 31, 2014.

●
Return on average assets for the three months ended June 30, 2015 and June 30, 2014 was 1.01% and 0.74%, respectively. Return on average assets for the six months ended June 30, 2015 and June 30, 2014 was 0.95% and 0.76%, respectively.  Return on average common equity for the three months ended June 30, 2015 and June 30, 2014 was 14.00% and 10.98%, respectively. Return on average common equity for the six months ended June 30, 2015 and June 30, 2014 was 13.43% and 11.60%, respectively.  Return on average assets is calculated by dividing annualized net income before preferred dividends by average assets.  Return on average common equity is calculated by dividing net income available to common shareholders by average common equity.

●
Book value per common share was $16.90 as of June 30, 2015 compared to $15.23 as of June 30, 2014.  Tangible book value per share was $16.35 as of June 30, 2015 compared to $14.63 as of June 30, 2014.  The increase in book value was due to the changes in accumulated other comprehensive income/loss (“AOCI”) and an increase in retained earnings. Our AOCI is comprised of unrealized gains and losses on available for sale securities.

●
First Guaranty's Board of Directors declared cash dividends of $0.16 per common share in the second quarter of 2015 and 2014.  First Guaranty has paid 88 consecutive quarterly dividends as of June 30, 2015.

Financial Condition

Changes in Financial Condition from December 31, 2014 to June 30, 2015

General.

Total assets at June 30, 2015 decreased $6.2 million or 0.4% from December 31, 2014 and to $1.5 billion at June 30, 2015.  The decrease was primarily attributed to a $27.3 million decrease in cash and cash equivalents as a result of seasonal fluctuations in public funds deposits.

Loans.

Net loans increased $19.7 million or 2.5% to $800.9 million at June 30, 2015 from $781.2 million at December 31, 2014. Net loans increased during the first six months of 2015 primarily due to a $24.0 million increase in commercial and industrial loans, a $9.7 million increase in one-to four-family residential loans, a $2.8 million increase in construction and land development loans, and a $1.7 million increase in agricultural and farmland loans.  Commercial and industrial loans increased due to an increase in local originations of small business loans. One-to-four-family residential loans increased primarily due to an increase in local loan originations and the purchase of conforming one-to four-family residential loans. Construction and land development loans increased principally due to the funding of unfunded commitments on various construction projects. Non-farm non-residential loans decreased $17.8 million primarily due to loan payoffs as of June 30, 2015.  Agricultural and farmland loans increased due to seasonal fundings on agricultural loan commitments.

As of June 30, 2015, 64.3% of our loan portfolio was secured primarily by real estate. There are no significant concentrations of credit to any individual borrower. The largest portion of our loan portfolio, at 38.2% as of June 30, 2015, was non-farm non-residential loans secured by real estate. Approximately 42% of the loan portfolio is based on a floating rate tied to the prime rate or LIBOR as of June 30, 2015. 84% of the loan portfolio is scheduled to mature within 5 years from June 30, 2015.

Net loans are reduced by the allowance for loan losses which totaled $9.5 million at June 30, 2015 and $9.1 million at December 31, 2014. Loan charge-offs totaled $0.8 million during the first six months of 2015 and $2.8 million during the same period in 2014. Recoveries totaled $0.2 million during the first six months of 2015 and the first six months of 2014. See Note 4 of the Notes to Consolidated Financial Statements for more information on loans and Note 5 for information on the allowance for loan losses.

Investment Securities.

Investment securities at June 30, 2015 totaled $649.2 million, an increase of $7.6 million compared to $641.6 million at December 31, 2014. The increase was primarily attributed to the deployment of surplus cash into short term investment securities used to collateralize public funds deposits. The investment portfolio consisted of available-for-sale securities at fair market value for a total of $464.1 million and held-to-maturity securities at amortized cost of $185.2 million.

Our investment securities portfolio is comprised of both available-for-sale securities and securities that we intend to hold to maturity. We purchase securities for our investment portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and to meet pledging requirements for public funds and borrowings.

The securities portfolio consists principally of U.S. Government and Government agency securities, agency mortgage-backed securities, corporate debt securities and municipal bonds. U.S. government agencies consist of FHLB, FFCB, Freddie Mac, and Fannie Mae obligations. The mortgage backed securities that we purchased were issued by Freddie Mac and Fannie Mae.  The securities portfolio provides First Guaranty with a balance to credit risk when compared to other categories of assets. Management monitors the securities portfolio for both credit and interest rate risk. First Guaranty generally limits the purchase of corporate securities to individual issuers to manage concentration and credit risk. Corporate securities generally have a maturity of 10 years or less. U.S. Government securities consist of U.S. Treasury bills that have maturities of less than 30 days. Municipal securities usually have maturities of 15 years or less.  Government agency securities generally have maturities of 15 years or less.  Agency mortgage backed securities have stated final maturities of 15 to 20 years.

Our available-for-sale securities portfolio totaled $464.1 million at June 30, 2015, a decrease of $35.7 million, or 7.1%, compared to $499.8 million at December 31, 2014. The decrease was primarily due to the transfer of securities classified as available-for-sale to held-to-maturity. The securities transferred to held-to-maturity were $51.8 million of government agency securities with unrealized losses of $128,000 used for the collateralization of public funds deposits. These securities have contractual maturities of five to ten years. We had an unrealized gain of $2.6 million on the conversion of a preferred security into common stock with a readily determinable fair market value during the first quarter of 2015. The pre-tax unrealized gain was approximately $2.1 million as of June 30, 2015.  First Guaranty is liquidating the common stock during 2015 and the gains will be recognized into income as the stock is sold. During the second quarter of 2015 gains of $0.5 million were realized.

Our held-to-maturity securities portfolio had an amortized cost of $185.2 million at June 30, 2015, an increase of $43.4 million, or 30.6%, compared to $141.8 million at December 31, 2014. The increase was due to the transfer of securities classified as available-for-sale to held-to-maturity that was partially offset by early payoffs of $5.0 million of government agencies and the continued amortization of our mortgage-backed securities.

At June 30, 2015, $21.5 million or 3.3% of the securities portfolio was scheduled to mature in less than one year. $326.4 million or 50.3% of the securities portfolio is scheduled to mature between one and five years. Securities, not including mortgage backed securities, with contractual maturity dates over 10 years totaled $54.7 million or 8.4% of the total portfolio at June 30, 2015. The weighted average maturity of the securities portfolio was 4.6 years at June 30, 2015 compared to 5.3 years at December 31, 2014. The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates. Prepayments of mortgages that collateralize mortgage-backed securities also affect the maturity of the securities portfolio.  Based on internal forecasts as of June 30, 2015, management believes that the securities portfolio has a forecasted weighted average life of approximately 4.6 years based on the current interest rate environment.  A parallel interest rate shock of 400 basis points is forecasted to increase the weighted average life of the portfolio to approximately 5.2 years.

There was no other than temporary impairment of securities in the six months ended June 30, 2015 or June 30, 2014.

Nonperforming Assets.

Non-performing assets consist of non-performing loans and other real-estate owned. Non-performing loans (including nonaccruing troubled debt restructurings described below) are those on which the accrual of interest has stopped or loans which are contractually 90 days past due on which interest continues to accrue. Loans are ordinarily placed on nonaccrual status when principal and interest is delinquent for 90 days or more.  However, management may elect to continue the accrual when the asset is well secured and in the process of collection.  It is our policy to discontinue the accrual of interest income on any loan for which we have reasonable doubt as to the payment of interest or principal. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Nonaccrual loans are returned to accrual status when the financial position of the borrower indicates there is no longer any reasonable doubt as to the payment of principal or interest. Other real estate owned consists of property acquired through formal foreclosure, in-substance foreclosure or by deed in lieu of foreclosure.

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

(in thousands)	June 30, 2015	December 31, 2014
Nonaccrual loans:
Real Estate:
Construction and land development	$287	$486
Farmland	165	153
1 - 4 family residential	5,253	3,819
Multifamily	1,338	-
Non-farm non-residential	1,182	4,993
Total Real Estate	8,225	9,451
Non-Real Estate:
Agricultural	721	832
Commercial and industrial	1,777	1,907
Consumer and other	6	4
Total Non-Real Estate	2,504	2,743
Total nonaccrual loans	10,729	12,194

Loans 90 days and greater delinquent & accruing:
Real Estate:
Construction and land development	-	-
Farmland	-	-
1 - 4 family residential	374	599
Multifamily	2,987	-
Non-farm non-residential	-	-
Total Real Estate	3,361	599
Non-Real Estate:
Agricultural	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total Non-Real Estate	-	-
Total loans 90 days and greater delinquent & accruing	3,361	599

Total non-performing loans	14,090	12,793

Real Estate Owned:
Real Estate Loans:
Construction and land development	106	127
Farmland	-	-
1 - 4 family residential	1,227	1,121
Multifamily	-	-
Non-farm non-residential	1,149	950
Total Real Estate	2,482	2,198
Non-Real Estate Loans:
Agricultural	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total Non-Real Estate	-	-
Total Real Estate Owned	2,482	2,198

Total non-performing assets	$16,572	$14,991

Non-performing assets to total loans	2.05%	1.90%
Non-performing assets to total assets	1.10%	0.99%
Non-performing loans to total loans	1.74%	1.62%

At June 30, 2015, nonperforming assets totaled $16.6 million, or 1.10% of total assets, compared to $15.0 million or 0.99% of total assets at December 31, 2014, which represented an increase of $1.6 million or 10.6%. The increase in non-performing assets occurred primarily as a result of one multifamily real estate loan with a balance of $3.0 million that was 90 days past due and still accruing as of June 30, 2015.  The loan is adequately secured by collateral with a personal guarantee and First Guaranty expects collection of all outstanding principal and interest.  Management has not identified additional information on any loans not already included in impaired loans or the nonperforming assets that indicates possible credit problems that could cause doubt as to the ability of borrowers to comply with the loan repayment terms in the future.

At June 30, 2015 nonaccrual loans totaled $10.7 million, a decrease of $1.5 million or 12.1% compared to nonaccrual loans of $12.2 million at December 31, 2014.  One non-farm non-residential loan relationship in the amount of $2.9 million secured by a commercial property returned to accrual status in the first quarter of 2015.  A $0.9 million non-farm non-residential loan relationship secured by a commercial property returned to accrual status in the second quarter of 2015.  The decreases in non-accrual loans were partially offset by an increase in non-accrual loans associated with two lending relationships that occurred in the first quarter of 2015: (1) a loan secured by one-to-four family residential properties in the aggregate amount of $1.7 million; and (2) a loan in the amount of $1.3 million that was secured by a multi-family property.  Nonaccrual loans were concentrated in three loan relationships for a total of $4.7 million or 44.1% of nonaccrual loans at June 30, 2015.

At June 30, 2015 loans 90 days or greater delinquent and still accruing totaled $3.4 million compared to $0.6 million at December 31, 2014; an increase of $2.8 million. The increase was associated with a multi-family loan that totaled $3.0 million and was secured by commercial real estate. As previously noted, First Guaranty believes that the loan is adequately secured and all principal and interest will be collected.

Other real estate owned at June 30, 2015 totaled $2.5 million, an increase of $0.3 million from $2.2 million at December 31, 2014. The increase in other real estate owned was due to the addition of $0.2 million in non-farm non-residential properties and $0.3 million in residential properties offset by write-downs of $0.1 million and sales of $73,000, primarily related to residential properties.
At June 30, 2015, our largest non-performing assets were comprised of the following nonaccrual loans:  (1) a lending relationship secured with three one-to-four family residential loans that in aggregate total $1.7 million; (2) a commercial and industrial loan with a balance of $1.6 million secured by equipment, which has a USDA government guarantee for $1.3 million; and (3) a multi-family loan with a balance of $1.3 million secured by a commercial property.

Troubled Debt Restructurings.

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

The following is a summary of loans restructured as TDRs at June 30, 2015 and December 31, 2014:

(in thousands)	June 30, 2015	December 31, 2014
Restructured Loans:
In Compliance with Modified Terms	$3,443	$2,998
Past Due 30 through 89 days and still accruing	-	2,204
Past Due 90 days and greater and still accruing	-	-
Restructured Loans that subsequently defaulted	1,975	230
Total Restructured Loans	$5,418	$5,432

At June 30, 2015, we had four outstanding TDRs: (1) a $2.9 million non-farm non-residential loan secured by commercial real estate, which is performing in accordance with its modified terms; (2) a $0.5 million non-farm non-residential loan secured by commercial real estate, which is performing in accordance with its modified terms; (3) a $1.7 million lending relationship with three individual loans secured by one-to-four family residential properties that subsequently defaulted and is on nonaccrual; and (4) a $0.2 million loan secured by commercial real estate that subsequently defaulted and is on nonaccrual.  The restructuring of these loans was related to interest rate or amortization concessions.

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

The allowance for losses was $9.5 million or 1.17% of total loans and 67.5% of nonperforming loans at June 30, 2015, up from $9.1 million at December 31, 2014.

Comparing June 30, 2015 to December 31, 2014, the increase in allowance was attributed to growth in the loan portfolio. The increase in 90 day past due loans was related to one credit relationship in the amount of $3.0 million. First Guaranty anticipates that the borrower will return to performing status.  There was general improvement in the credit quality of the loan portfolio and the impaired loan portfolio did not suffer additional declines in estimated fair value. The credit quality improvements were across most loan portfolio types with the largest improvement in non-farm non-residential loans, commercial and industrial loans, and construction and land development loans. Special mention credits increased principally due to several impaired loans receiving upgraded risk status to special mention from impaired.

First Guaranty charged off $0.8 million in loan balances during the first six months of 2015.  The charged-off loan balances were concentrated in one loan relationship which totaled $0.3 million or 42.8% of the total charged off amount.  The details of the $0.8 million in charged off loans were as follows:

1.	First Guaranty charged off a $0.3 million agricultural loan.
2.	$0.5 million of charge-offs for the first six months of 2015 were comprised of smaller loans and overdrawn deposit accounts.

Provisions totaled $1.0 million in the first six months of 2015 as compared to $0.7 million for the same period in 2014. The provisions made in the first six months of 2015 were taken to provide for current loan losses and to maintain the allowance proportionate to risks inherent in the loan portfolio. Total charge-offs were $0.8 million for first six months of 2015 as compared to $2.8 million for the same period in 2014.  First Guaranty attributed the decline in charged-off loans from the first six months of 2014 to the first six months of 2015 to a general improvement in the credit quality of the loan portfolio and to the fact that charge-offs in the first six months of 2014 were concentrated in two loan relationships that had specific reserves from prior periods.  Recoveries totaled $0.2 million during the first six months of 2015 and during the first six months of 2014. For more information, see Note 5 to Consolidated Financial Statements.

Other information related to the allowance for loan losses are as follows:

(in thousands)	June 30, 2015	June 30, 2014
Loans:
Average outstanding balance	$796,063	$711,915
Balance at end of period	$810,376	$736,220

Allowance for Loan Losses:
Balance at beginning of year	$9,105	$10,355
Charge-offs	(783)	(2,786)
Recoveries	173	189
Provision	1,010	657
Balance at end of period	$9,505	$8,415

Deposits.

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. We regularly assess our funding needs, deposit pricing and interest rate outlooks. From December 31, 2014 to June 30, 2015, total deposits decreased $24.5 million, or 1.8%, to $1.3 billion. Time deposits decreased $13.5 million, or 2.1%, to $643.5 million at June 30, 2015 compared to $657.0 million at December 31, 2014. Interest-bearing demand deposits decreased $13.6 million from December 31, 2014 to June 30, 2015. At June 30, 2015, we had $25.7 million in brokered deposits.
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

As of June 30, 2015, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $250,000 was approximately $326.9 million. At June 30, 2015, approximately $235.9 million of First Guaranty's certificates of deposit had a remaining term greater than one year.

The following table compares deposit categories for the periods indicated.

Total Deposits	For the Six Months Ended June 30,			For the Years Ended December, 31
	2015			2014			2013
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$210,613	15.3%	0.0%	$200,127	15.3%	0.0%	$196,589	15.8%	0.0%
Interest-bearing Demand	431,446	31.3%	0.3%	386,363	29.6%	0.3%	334,573	26.8%	0.4%
Savings	75,805	5.5%	0.0%	69,719	5.4%	0.0%	64,639	5.2%	0.1%
Time	659,964	47.9%	1.1%	649,165	49.7%	1.2%	650,540	52.2%	1.5%
Total Deposits	$1,377,828	100.0%	0.6%	$1,305,374	100.0%	0.8%	$1,246,341	100.0%	0.9%

Individual and Business Deposits	For the Six Months Ended June 30,			For the Years Ended December, 31
	2015			2014			2013
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$205,866	26.9%	0.0%	$197,332	25.3%	0.0%	$193,773	24.6%	0.0%
Interest-bearing Demand	113,848	14.9%	0.2%	105,569	13.5%	0.2%	85,384	10.9%	0.3%
Savings	65,089	8.5%	0.1%	61,288	7.9%	0.0%	57,819	7.3%	0.1%
Time	379,615	49.7%	1.4%	414,975	53.3%	1.4%	450,178	57.2%	1.8%
Total Deposits	$764,418	100.0%	0.7%	$779,164	100.0%	0.8%	$787,154	100.0%	1.1%

Public Fund Deposits	For the Six Months Ended June 30,			For the Years Ended December, 31
	2015			2014			2013
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$4,747	0.8%	0.0%	$2,795	0.5%	0.0%	$2,816	0.6%	0.0%
Interest-bearing Demand	317,598	51.8%	0.4%	280,794	53.4%	0.4%	249,189	54.3%	0.4%
Savings	10,716	1.7%	0.0%	8,431	1.6%	0.0%	6,820	1.5%	0.1%
Time	280,349	45.7%	0.7%	234,190	44.5%	0.7%	200,362	43.6%	0.8%
Total Deposits	$613,410	100.0%	0.5%	$526,210	100.0%	0.5%	$459,187	100.0%	0.6%

The following table sets forth the distribution of our time deposit accounts.

(in thousands)	June 30, 2015
Time deposits of less than $100,000	$177,236
Time deposits of $100,000 through $250,000	139,381
Time deposits of more than $250,000	326,923
Total Time Deposits	$643,540

At June 30, 2015, public funds deposits totaled $599.9 million compared to $601.5 million at December 31, 2014. Public fund time deposits totaled $276.0 million at June 30, 2015 compared to $266.7 million at December 31, 2014. We have developed a program for the retention and management of public funds deposits. Since 2012, we have maintained public funds deposits in excess of $400.0 million. These deposits are from local government entities such as school districts, hospital districts, sheriff departments and other municipalities. $480.2 million, or 80%, of these accounts at June 30, 2015, are under contracts with terms of three years or less. Three of these relationships account for 41% of our total public funds deposits, each of which is currently under contract with us. These deposits generally have stable balances as we maintain both operating accounts and time deposits for these entities.  There is a seasonal component to public deposit levels associated with annual tax collections.  Public funds will increase at the end of the year and during the first quarter. Public funds generally decline in the second and third quarters. Public funds deposit accounts are collateralized by FHLB letters of credit, by Louisiana municipal bonds and by eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac.  We invest the majority of these public deposits in our investment portfolio.

The following table sets forth public funds as a percent of total deposits.

(in thousands except for %)	June 30, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
Public Funds:
Noninterest-bearing Demand	$4,343	$3,241	$3,016	$3,735	$2,552
Interest-bearing Demand	308,009	321,382	296,739	265,296	208,230
Savings	11,498	10,142	7,209	6,415	3,918
Time	276,028	266,743	208,614	195,052	217,205
Total Public Funds	$599,878	$601,508	$515,578	$470,498	$431,905
Total Deposits	$1,347,298	$1,371,839	$1,303,099	$1,252,612	$1,207,302
Total Public Funds as a percent of Total Deposits	44.5%	43.9%	39.6%	37.6%	35.8%

Borrowings.

First Guaranty maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. At June 30, 2015, short-term borrowings totaled $13.8 million compared to $1.8 million at December 31, 2014. Short-term borrowings consisted of a line of credit totaling $1.8 million and collateralized short-term borrowings from the Federal Home Loan Bank totaling $12.0 million.  First Guaranty had long-term borrowings totaling $1.2 million as of June 30, 2015 and $1.5 million at December 31, 2014.

At June 30, 2015, First Guaranty had $170.0 million in Federal Home Loan Bank letters of credit outstanding obtained solely for collateralizing public deposits.

Total Shareholders' Equity.

Total shareholders' equity increased to $145.8 million at June 30, 2015 from $139.6 million at December 31, 2014. The increase in shareholders' equity was principally the result of an increase in retained earnings of $5.0 million and a $1.1 million increase in accumulated other comprehensive income.  The market value of First Guaranty's securities portfolio increased primarily due to the unrealized gain on conversion of a preferred security into common stock with a readily determinable fair market value during the six months ended June 30, 2015. The $5.0 million increase in retained earnings was due to net income of $7.3 million during the six month period ended June 30, 2015, partially offset by $2.0 million in cash dividends paid on our common stock and $0.2 million in dividends paid on our preferred stock issued to the U.S. Treasury in connection with our participation in the SBLF.

Results of Operations for the Second Quarter and Six Months Ended June 30, 2015 and 2014

Performance Summary

Three months ended June 30, 2015 compared to the three months ended June 30, 2014. Net income for the three months ended June 30, 2015 was $3.9 million, an increase of $1.2 million, or 44.6%, from $2.7 million for the three months ended June 30, 2014. Net income available to common shareholders for the three months ended June 30, 2015 was $3.8 million which was an increase of $1.2 million from $2.6 million for the same period in 2014. The increase in net income for the three months ended June 30, 2015 was primarily the result of increased loan interest income, increased noninterest income, and lower interest expense. Earnings per common share for the three months ended June 30, 2015 was $0.60 per common share, an increase of 46.3% or $0.19 per common share from $0.41 per common share for the three months ended June 30, 2014.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014.  Net income for the six months ended June 30, 2015 was $7.3 million, an increase of $1.8 million, or 33.0%, from $5.5 million for the six months ended June 30, 2014. Net income available to common shareholders for the six months ended June 30, 2015 was $7.1 million which was an increase of $1.8 million from $5.3 million for the same period in 2014. The increase in net income for the six months ended June 30, 2015 was primarily the result of increased loan interest income, increased noninterest income, and lower interest expense. Earnings per common share for the six months ended June 30, 2015 was $1.12 per common share, an increase of 33.3% or $0.28 per common share from $0.84 per common share for the six months ended June 30, 2014.

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

Three months ended June 30, 2015 compared to the three months ended June 30, 2014. Net interest income for the three months ended June 30, 2015 and 2014 was $11.8 million and $11.0 million, respectively. The increase in net interest income for the three months ended June 30, 2015 was primarily due to the increase in the average balance of our total interest-earning assets and a decrease in the average rate of our total interest-bearing liabilities. For the three months ended June 30, 2015, the average balance of our total interest-earning assets increased by $89.5 million to $1.5 billion, which was partially offset by the decrease in the average yield of interest-earning assets by four basis points to 3.75% from 3.79% for the three months ended June 30, 2014. The average rate of our total interest-bearing liabilities decreased by eight basis points to 0.76% for the three months ended June 30, 2015 compared to 0.84% for the three months ended June 30, 2014, which was partially offset by the increase in the average balance of total interest-bearing liabilities by $50.3 million to $1.2 billion for the three months ended June 30, 2015. As a result, our net interest rate spread increased four basis points to 2.99% for the three months ended June 30, 2015 from 2.95% for the three months ended June 30, 2014, and our net interest margin also increased three basis points to 3.16% for the three months ended June 30, 2015 from 3.13% for the three months ended June 30, 2014.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014.  Net interest income for the six months ended June 30, 2015 and 2014 was $23.7 million and $21.5 million, respectively. The increase in net interest income for the six months ended June 30, 2015 was primarily due to the increase in the average balance of our total interest-earning assets, an increase in the average yield of interest earning assets and a decrease in the average rate of our total interest-bearing liabilities. For the six months ended June 30, 2015, the average balance of our total interest-earning assets increased by $92.7 million to $1.5 billion, and the average yield of interest-earning assets increased by three basis points to 3.78% from 3.75% for the six months ended June 30, 2014.  The average rate of our total interest-bearing liabilities decreased by nine basis points to 0.76% for the six months ended June 30, 2015 compared to 0.85% for the six months ended June 30, 2014, which was partially offset by the increase in the average balance of total interest-bearing liabilities by $55.2 million to $1.2 billion for the six months ended June 30, 2015. As a result, our net interest rate spread increased twelve basis points to 3.02% for the six months ended June 30, 2015 from 2.90% for the six months ended June 30, 2014, and our net interest margin also increased ten basis points to 3.18% for the six months ended June 30, 2015 from 3.08% for the six months ended June 30, 2014.

Interest Income

Three months ended June 30, 2015 compared to the three months ended June 30, 2014. Interest income increased $0.7 million, or 5.3%, to $14.0 million for the three months ended June 30, 2015. Interest income on loans increased $0.4 million and interest income on securities increased $0.3 million. The increase in interest income resulted primarily from an $89.5 million increase in the average balance of our interest-earnings assets to $1.5 billion for the three months ended June 30, 2015. This was partially offset by a decrease in the average yield of interest-earning assets by four basis points to 3.75% for the three months ended June 30, 2015 compared to 3.79% for the three months ended June 30, 2014.

Interest income on loans increased $0.4 million, or 4.1%, to $10.4 million for the three months ended June 30, 2015 as a result of an increase in the average balance of loans, partially offset by a decrease in the average yield on loans. The average balance of loans increased by $75.0 million to $795.0 million for the three months ended June 30, 2015 from $720.0 million for the three months ended June 30, 2014 as a result of new loan originations, the majority of which were one-to-four family residential loans, a purchased pool of performing commercial leases, and commercial and industrial loans.  Partially offsetting the increase in the average balance of loans was a decrease in the average yield on loans, which decreased by 32 basis points to 5.24% for the three months ended June 30, 2015 from 5.56% for the three months ended June 30, 2014 due to pay-offs of higher-yielding existing loans in the current low interest rate environment.

Interest income on securities increased $0.3 million, or 9.6%, to $3.6 million for the three months ended June 30, 2015 primarily as a result of an increase in the average balance of securities. The average balance of securities increased $56.2 million to $672.1 million for the three months ended June 30, 2015 from $615.9 million for the three months ended June 30, 2014 due to an increase in the average balance of our municipal securities and short-term agency securities.  The average yield on securities increased by one basis point to 2.15% for the three months ended June 30, 2015 from 2.14% for the three months ended June 30, 2014.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014. Interest income increased $1.9 million, or 7.3%, to $28.1 million for the six months ended June 30, 2015 primarily as a result of a $1.6 million increase in interest income on loans. The increase in interest income resulted primarily from a $92.7 million increase in the average balance of our interest-earnings assets to $1.5 billion for the six months ended June 30, 2015. The average yield of interest-earning assets increased by three basis points to 3.78% for the six months ended June 30, 2015 compared to 3.75% for the six months ended June 30, 2014.

Interest income on loans increased $1.6 million, or 8.4%, to $21.1 million for the six months ended June 30, 2015 as a result of an increase in the average balance of loans, partially offset by a decrease in the average yield on loans. The average balance of loans (excluding loans held for sale) increased by $84.1 million to $796.1 million for the six months ended June 30, 2015 from $711.9 million for the six months ended June 30, 2014 as a result of new loan originations, the majority of which were one-to-four family residential loans, a purchased pool of performing commercial leases and commercial and industrial loans. First Guaranty's syndicated loan portfolio balances stayed relatively constant from the six months ended June 30, 2014 to the six months ended June 30, 2015.  First Guaranty attributes most of the growth in commercial and industrial loans to our business strategy to grow small business loans. Partially offsetting the increase in the average balance of loans was a decrease in the average yield on loans, which decreased by 17 basis points to 5.35% for the six months ended June 30, 2015 from 5.52% for the six months ended June 30, 2014 due to pay-offs of higher-yielding existing loans in the current low interest rate environment.

Interest income on securities increased $0.3 million, or 4.8%, to $6.9 million for the six months ended June 30, 2015 primarily as a result of an increase in the average balance of securities. The average balance of securities increased $42.4 million to $672.0 million for the six months ended June 30, 2015 from $629.6 million for the six months ended June 30, 2014 due to an increase in the average balance of our municipal securities and short-term agency securities. The average yield on securities decreased by four basis points to 2.08% for the six months ended June 30, 2015 from 2.12% for the six months ended June 30, 2014 due to payoffs of higher yielding securities, which were primarily reinvested in shorter duration lower yielding securities.

Interest Expense

Three months ended June 30, 2015 compared to the three months ended June 30, 2014. Interest expense decreased $0.1 million, or 5.9%, to $2.2 million for the three months ended June 30, 2015 from $2.3 million for the three months ended June 30, 2014 due to a decrease in the average rate on time deposits. The average rate of time deposits decreased by 11 basis points during the three months ended June 30, 2015 to 1.10%, reflecting downward repricing of our time deposits in the continued low interest rate environment. The average balance of interest-bearing deposits increased by $48.8 million during the three months ended June 30, 2015 to $1.2 billion as a result of a $41.4 million increase in the average balance of interest-bearing demand deposits and savings deposits along with a $7.4 million increase in the average balance of time deposits.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014.  Interest expense decreased $0.3 million, or 5.3%, to $4.4 million for the six months ended June 30, 2015 from $4.7 million for the six months ended June 30, 2014 due to a decrease in the average rate on time deposits.  The average rate of time deposits decreased by 12 basis points during the six months ended June 30, 2015 to 1.11%, reflecting downward repricing of our time deposits in the continued low interest rate environment. The average balance of interest-bearing deposits increased by $58.9 million during the six months ended June 30, 2015 to $1.2 billion as a result of a $41.7 million increase in the average balance of interest-bearing demand deposits and savings deposits along with a $17.1 million increase in the average balance of time deposits.

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. Loans, net of unearned income, include loans held for sale. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

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

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
(in thousands except for %)	Average Balance	Interest	Yield/Rate (5)	Average Balance	Interest	Yield/Rate (5)
Assets
Interest-earning assets:
Interest-earning deposits with banks	$30,805	$21	0.27%	$72,556	$49	0.27%
Securities (including FHLB stock)	672,093	3,598	2.15%	615,903	3,283	2.14%
Federal funds sold	364	-	-%	282	-	-%
Loans held for sale	-	-	-%	-	-	-%
Loans, net of unearned income	794,999	10,391	5.24%	719,992	9,977	5.56%
Total interest-earning assets	1,498,261	$14,010	3.75%	1,408,733	$13,309	3.79%

Noninterest-earning assets:
Cash and due from banks	5,044			9,325
Premises and equipment, net	19,869			19,535
Other assets	5,723			7,307
Total Assets	$1,528,897			$1,444,900

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$422,407	$346	0.33%	$389,446	$332	0.34%
Savings deposits	76,563	9	0.05%	68,102	8	0.05%
Time deposits	654,863	1,798	1.10%	647,457	1,958	1.21%
Borrowings	6,065	35	2.31%	4,547	28	2.47%
Total interest-bearing liabilities	1,159,898	$2,188	0.76%	1,109,552	$2,326	0.84%

Noninterest-bearing liabilities:
Demand deposits	215,467			197,169
Other	6,316			4,817
Total Liabilities	1,381,681			1,311,538

Shareholders' equity	147,216			133,362
Total Liabilities and Shareholders' Equity	$1,528,897			$1,444,900
Net interest income		$11,822			$10,983

Net interest rate spread (1)			2.99%			2.95%
Net interest-earning assets (2)	$338,363			$299,181
Net interest margin (3), (4)			3.16%			3.13%

Average interest-earning assets to interest-bearing liabilities			129.17%			126.96%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	The tax adjusted net interest margin was 3.20% and 3.15% for the above periods ended June 30, 2015 and 2014 respectively. A 35% tax rate was used to calculate the effect on securities income from tax exempt securities.
(5)	Annualized.

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
(in thousands except for %)	Average Balance	Interest	Yield/Rate (5)	Average Balance	Interest	Yield/Rate (5)
Assets
Interest-earning assets:
Interest-earning deposits with banks	$33,510	$42	0.25%	$67,283	$81	0.24%
Securities (including FHLB stock)	671,957	6,943	2.08%	629,591	6,624	2.12%
Federal funds sold	301	-	-%	334	-	-%
Loans, net of unearned income	796,063	21,129	5.35%	711,915	19,485	5.52%
Total interest-earning assets	1,501,831	$28,114	3.78%	1,409,123	$26,190	3.75%

Noninterest-earning assets:
Cash and due from banks	6,816			9,471
Premises and equipment, net	19,575			19,542
Other assets	5,921			8,278
Total Assets	$1,534,143			$1,446,414

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$431,446	$704	0.33%	$397,409	$683	0.35%
Savings deposits	75,805	17	0.05%	68,109	16	0.05%
Time deposits	659,964	3,641	1.11%	642,832	3,925	1.23%
Borrowings	5,119	70	2.74%	8,767	58	1.34%
Total interest-bearing liabilities	1,172,334	$4,432	0.76%	1,117,117	$4,682	0.85%

Noninterest-bearing liabilities:
Demand deposits	210,613			193,886
Other	5,763			4,595
Total Liabilities	1,388,710			1,315,598

Shareholders' equity	145,433			130,816
Total Liabilities and Shareholders' Equity	$1,534,143			$1,446,414
Net interest income		$23,682			$21,508

Net interest rate spread (1)			3.02%			2.90%
Net interest-earning assets (2)	$329,497			$292,006
Net interest margin (3), (4)			3.18%			3.08%

Average interest-earning assets to interest-bearing liabilities			128.11%			126.14%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	The tax adjusted net interest margin was 3.21% and 3.10% for the above periods ended June 30, 2015 and 2014 respectively. A 35% tax rate was used to calculate the effect on securities income from tax exempt securities.
(5)	Annualized.

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

For the three months ended June 30, 2015, the provision for loan losses was $0.4 million compared to $0.4 million for the same period in 2014.  The allowance for loan losses at June 30, 2015 was $9.5 million and was 1.17% of total loans.  The increase in the provision was principally due to growth in loans.

We recorded a $1.0 million provision for loan losses for the six months ended June 30, 2015 compared to $0.7 million for the same period in 2014. The increase in the provision was principally due to growth in loans.

We believe that the allowance is adequate to cover potential losses in the loan portfolio given the current economic conditions, and current expected net charge-offs and non-performing asset levels.

Noninterest Income.

Our primary sources of recurring noninterest income are customer service fees, loan fees, gains on the sales of loans and available-for-sale securities and other service fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.

Noninterest income totaled $2.1 million for the three months ended June 30, 2015, an increase of $0.6 million from $1.5 million for the three months ended June 30, 2014.  The majority of the increase was due to higher gains on securities sales.  Net securities gains were $0.6 million for the three months ended June 30, 2015 as compared to $0.1 million for the same period in 2014. The gains on securities sales occurred as First Guaranty sold investment securities in order to fund loan growth and as First Guaranty liquidated its shares in a preferred security that converted to common stock in the first quarter of 2015.  Service charges, commissions and fees totaled $0.7 million for the three months ended June 30, 2015 and 2014.  ATM and debit card fees totaled $0.5 million for the three months ended June 30, 2015 as compared to $0.4 million for the same period in 2014. Other noninterest income totaled $0.3 million for the three months ended June 30, 2015 and $0.4 million for the same period in 2014.

Noninterest income totaled $3.9 million for the six months ended June 30, 2015, an increase of $0.7 million from $3.1 million for the six months ended June 30, 2014. The majority of the increase was due to higher gains on securities sales. Net securities gains were $0.9 million for the six months ended June 30, 2015 as compared to $0.2 million for the same period in 2014. The gains on securities sales occurred as First Guaranty sold investment securities in order to fund loan growth and as First Guaranty liquidated its shares in a preferred security that converted to common stock in the first quarter of 2015. Service charges, commissions and fees totaled $1.3 million for the six months ended June 30, 2015 and June 30, 2014. ATM and debit card fees totaled $0.9 million for the six months ended June 30, 2015 and $0.8 million for the same period in 2014. Other noninterest income totaled $0.7 million for the six months ended June 30, 2015 compared to $0.8 million for the six months ended June 30, 2014.

Noninterest Expense.

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense and other types of expenses.  Noninterest expense totaled $7.7 million for the three months ended June 30, 2015 and $8.1 million for the three months ended June 30, 2014. Salaries and benefits expense totaled $3.9 million for both the three months ended June 30, 2015 and 2014. Occupancy and equipment expense totaled $1.0 million for both the three months ended June 30, 2015 and 2014. Other noninterest expense totaled $2.9 million for the three months ended June 30, 2015, a decrease of $0.3 million when compared to $3.1 million for the same period in 2014. The largest drop in non-interest expense occurred due to lower costs associated with other real estate owned.

Noninterest expense totaled $15.6 million for the six months ended June 30, 2015 and $15.7 million for the six months ended June 30, 2014.  Salaries and benefits expense increased $0.1 million to $7.9 million for the six months ended June 30, 2015 compared to $7.8 million for the same period in 2014. Occupancy and equipment expense totaled $2.0 million for both the six months ended June 30, 2015 and 2014.  Other noninterest expense totaled $5.7 million for the six months ended June 30, 2015, a decrease of $0.2 million when compared to $5.9 million for the same period in 2014. The largest drop in non-interest expense occurred due to lower costs associated with other real estate owned.

The following table presents, for the periods indicated, the major categories of other noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Other noninterest expense:
Legal and professional fees	$459	$420	$790	$876
Data processing	284	273	616	548
Marketing and public relations	202	165	369	341
Taxes - sales, capital, and franchise	194	174	365	346
Operating supplies	109	91	202	192
Travel and lodging	214	163	410	297
Telephone	48	62	95	124
Amortization of core deposits	80	80	160	160
Donations	75	75	170	150
Net costs from other real estate and repossessions	148	330	291	514
Regulatory assessment	271	251	540	612
Other	792	1,055	1,731	1,780
Total other noninterest expense	$2,876	$3,139	$5,739	$5,940

Income Taxes.

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other non-deductible expenses.  The provision for income taxes for the three months ended June 30, 2015 and 2014 was $2.0 million and $1.3 million, respectively.  The provision for income taxes increased due to the increase in income before taxes.  First Guaranty’s statutory tax rate was 35.0% for the three months ended June 30, 2015, which was unchanged from the second quarter of 2014.

The provision for income taxes for the six months ended June 30, 2015 and 2014 was $3.7 million and $2.8 million, respectively. The provision for income taxes increased due to the increase in income before taxes. Our statutory tax rate was 35.0% for the six months ended June 30, 2015 and June 30, 2014.

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

Loans maturing within one year or less at June 30, 2015 totaled $160.6 million. At June 30, 2015, time deposits maturing within one year or less totaled $407.6 million. First Guaranty’s held-to-maturity ("HTM") portfolio at June 30, 2015 was $185.2 million or 28.5% of the investment portfolio compared to $141.8 million or 22.1% at December 31, 2014. The securities in the held-to-maturity portfolio are used to collateralize public funds deposits and may also be used to secure borrowings with the Federal Home Loan Bank or Federal Reserve Bank. The agency securities in the HTM portfolio have maturities of 10 years or less. The mortgage backed securities have stated final maturities of 15 to 20 years at June 30, 2015. The HTM portfolio had a forecasted weighted average life of approximately 5.0 years based on current interest rates. Management regularly monitors the size and composition of the HTM portfolio to evaluate its effect on First Guaranty’s liquidity. First Guaranty’s available-for-sale ("AFS") portfolio was $464.1 million or 71.5% of the investment portfolio as of June 30, 2015. The majority of the AFS portfolio was comprised of  U.S. Government Agencies, municipal bonds and investment grade corporate bonds. Management believes these securities are readily marketable and enhance First Guaranty’s liquidity.

First Guaranty maintained a net borrowing capacity at the Federal Home Loan Bank totaling $131.4 million and $156.4 million at June 30, 2015 and December 31, 2014, respectively. First Guaranty also has a discount window line with the Federal Reserve Bank. We also maintain federal funds lines of credit at various correspondent banks with borrowing capacity of $70.5 million and a revolving line of credit for $2.5 million with an availability of $0.7 million as of June 30, 2015. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources.

First Guaranty's capital position is reflected in shareholders’ equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total shareholders’ equity increased to $145.8 million at June 30, 2015 from $139.6 million at December 31, 2014. The increase in total shareholders’ equity was principally the result of an increase in retained earnings of $5.0 million and a $1.1 million increase in the balance of the accumulated other comprehensive income from $0.2 million at December 31, 2014 to $1.4 million at June 30, 2015. The market value of available for sale securities (after taxes) increased primarily as a result of an unrealized gain on conversion of a preferred security into common stock with a readily determinable fair value. The $5.0 million increase in retained earnings was due to net income of $7.3 million during the six month period ended June 30, 2015, partially offset by $2.0 million in cash dividends paid on our common stock and $0.2 million in dividends paid on our Series C Preferred Stock issued to the Treasury in connection with our participation in the SBLF. We are currently at the contractual minimum dividend rate of 1.0% on our SBLF capital. Beginning on March 22, 2016, the per annum dividend rate on the Series C Preferred Stock will increase to a fixed rate of 9.0% if any Series C Preferred Stock remains outstanding.

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

At June 30, 2015, we satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.

	"Well Capitalized Minimums"	As of June 30, 2015	As of December 31, 2014
Tier 1 Leverage Ratio
Consolidated	5.00%	9.32%	9.33%
Bank	5.00%	9.05%	9.26%

Tier 1 Risk-based Capital Ratio
Consolidated	8.00%	12.98%	13.16%
Bank	8.00%	12.64%	13.08%

Total Risk-based Capital Ratio
Consolidated	10.00%	13.85%	14.05%
Bank	10.00%	13.52%	13.96%

Common Equity Tier One Capital Ratio
Consolidated	6.50%	9.37%	* %
Bank	6.50%	12.64%	* %

*Not applicable at December 31, 2014.

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

The following interest sensitivity analysis is one measurement of interest rate risk. This analysis, which we prepare monthly, reflects the contractual maturity characteristics of assets and liabilities over various time periods. This analysis does not factor in prepayments or interest rate floors on loans which may significantly change the report. This table includes nonaccrual loans in their respective maturity periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at June 30, 2015 illustrated below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

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

	June 30, 2015
	Interest Sensitivity Within
(in thousands except for %)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$349,416	$84,683	$434,099	$376,277	$810,376
Securities (including FHLB stock)	6,746	16,204	22,950	627,761	650,711
Federal Funds Sold	340	-	340	-	340
Other earning assets	17,282	-	17,282	-	17,282
Total earning assets	$373,784	$100,887	$474,671	$1,004,038	$1,478,709

Source of Funds:
Interest-bearing accounts:
Demand deposits	$418,662	$-	$418,662	$-	$418,662
Savings deposits	77,354	-	77,354	-	77,354
Time deposits	159,444	248,196	407,640	235,900	643,540
Short-term borrowings	13,800	-	13,800	-	13,800
Long-term borrowings	-	-	-	1,155	1,155
Noninterest-bearing, net	-	-	-	324,198	324,198
Total source of funds	$669,260	$248,196	$917,456	$561,253	$1,478,709

Period gap	$(295,476)	$(147,309)	$(442,785)	$442,785
Cumulative gap	$(295,476)	$(442,785)	$(442,785)	$-

Cumulative gap as a percent of earning assets	-20.0%	-29.9%	-29.9%

Net interest income at risk measures the risk of a decline in earnings due to changes in interest rates. The first table below presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in the yield curve over a 12-month horizon at June 30, 2015. Shifts are measured in 100 basis point increments (+400 through -100 basis points) from base case. We don’t present shifts less than 100 basis points because of the current low interest rate environment. The base case scenario encompasses key assumptions for asset/liability mix, loan and deposit growth, pricing, prepayment speeds, deposit decay rates, securities portfolio cash flows and reinvestment strategy and the market value of certain assets under the various interest rate scenarios. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous shocks are performed against that yield curve. The second table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from a gradual shift in the yield curve over a 12 month horizon.

Instantaneous Changes in Interest Rates (In Basis Points)	Percent Change In Net Interest Income
+400	(17.93%)
+300	(10.57%)
+200	(6.44%)
+100	(2.87%)
Base	-%
-100	(3.85%)

Gradual Change in Interest Rates (In Basis Points)	Percent Change In Net Interest Income
+400	(4.52%)
+300	(2.89%)
+200	(1.70%)
+100	(0.78%)
Base	-%
-100	(0.80%)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As defined by the Securities and Exchange Commission in Exchange Act Rules 13a-15(e) and 15d-15(e), a Company's “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within time periods specified in the Commission’s rules and forms. First Guaranty maintains such controls designed to ensure this material information is communicated to Management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decision regarding required disclosure.

Management, with the participation of the CEO and CFO, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, the CEO and CFO have concluded that the disclosure controls and procedures as of the end of the period covered by this quarterly report are effective. There were no changes in First Guaranty's internal control over financial reporting during the last fiscal quarter in the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, First Guaranty's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

At June 30, 2015, First Guaranty is subject to various legal proceedings in the normal course of business and otherwise. It is our belief that the ultimate resolution of such claims will not have a material adverse effect on First Guaranty's financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes to our risk factors as disclosed in First Guaranty's Annual Report on Form 10-K.

Item 6. Exhibits

The following exhibits are either filed as part of this report or are incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, First Guaranty has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST GUARANTY BANCSHARES, INC.

Date: August 13, 2015	By: /s/ Alton B. Lewis
Alton B. Lewis
Principal Executive Officer

Date: August 13, 2015	By: /s/ Eric J. Dosch
Eric J. Dosch
Principal Financial Officer
Secretary and Treasurer