Form 10-Q
period 2015-09-30
First Guaranty Bancshares, Inc.
filed 2015-11-16
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2015
Commission File Number 001-37621

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
Yes ☐No ☒

As of November 13, 2015 the registrant had 6,891,332 shares of $1 par value common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents:
Cash and due from banks	$17,367	$44,365
Federal funds sold	282	210
Cash and cash equivalents	17,649	44,575

Interest-earning time deposits with banks	1,747	10,247

Investment securities:
Available for sale, at fair value	301,330	499,808
Held to maturity, at cost (estimated fair value of $216,586 and $139,688 respectively)	216,424	141,795
Investment securities	517,754	641,603

Federal Home Loan Bank stock, at cost	915	1,621

Loans, net of unearned income	856,734	790,321
Less: allowance for loan losses	9,813	9,105
Net loans	846,921	781,216

Premises and equipment, net	20,741	19,211
Goodwill	1,999	1,999
Intangible assets, net	1,478	1,733
Other real estate, net	2,338	2,198
Accrued interest receivable	6,477	6,384
Other assets	10,741	8,089
Total Assets	$1,428,760	$1,518,876

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$208,505	$207,969
Interest-bearing demand	362,875	432,294
Savings	80,542	74,550
Time	620,217	657,026
Total deposits	1,272,139	1,371,839

Short-term borrowings	1,800	1,800
Accrued interest payable	1,951	1,997
Long-term borrowings	1,006	1,455
Other liabilities	3,539	2,202
Total Liabilities	1,280,435	1,379,293

Shareholders' Equity
Preferred stock:
Series C - $1,000 par value - authorized 39,435 shares; issued and outstanding 39,435	39,435	39,435
Common stock:
$1 par value - authorized 100,600,000 shares; issued 6,291,332 and 6,294,227 shares	6,291	6,294
Surplus	39,387	39,387
Treasury stock, at cost, 0 and 2,895 shares	-	(54)
Retained earnings	62,050	54,280
Accumulated other comprehensive income	1,162	241
Total Shareholders' Equity	148,325	139,583
Total Liabilities and Shareholders' Equity	$1,428,760	$1,518,876

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2015	2014	2015	2014
Interest Income:
Loans (including fees)	$10,551	$9,735	$31,680	$29,220
Deposits with other banks	14	16	56	97
Securities (including FHLB stock)	3,312	3,410	10,256	10,034
Total Interest Income	13,877	13,161	41,992	39,351

Interest Expense:
Demand deposits	348	321	1,052	1,004
Savings deposits	9	8	26	24
Time deposits	1,727	1,923	5,369	5,848
Borrowings	35	44	104	102
Total Interest Expense	2,119	2,296	6,551	6,978

Net Interest Income	11,758	10,865	35,441	32,373
Less: Provision for loan losses	1,868	397	2,878	1,054
Net Interest Income after Provision for Loan Losses	9,890	10,468	32,563	31,319

Noninterest Income:
Service charges, commissions and fees	717	725	2,045	2,055
ATM and debit card fees	441	425	1,328	1,247
Net gains on securities	2,233	91	3,172	300
Net gains (loss) on sale of loans	-	1	4	(6)
Other	320	365	1,022	1,127
Total Noninterest Income	3,711	1,607	7,571	4,723

Noninterest Expense:
Salaries and employee benefits	3,841	3,952	11,747	11,736
Occupancy and equipment expense	951	993	2,920	2,995
Other	2,976	2,698	8,716	8,638
Total Noninterest Expense	7,768	7,643	23,383	23,369

Income Before Income Taxes	5,833	4,432	16,751	12,673
Less: Provision for income taxes	1,951	1,461	5,614	4,247
Net Income	3,882	2,971	11,137	8,426
Preferred Stock Dividends	(99)	(99)	(296)	(296)
Income Available to Common Shareholders	$3,783	$2,872	$10,841	$8,130

Per Common Share:
Earnings	$0.60	$0.45	$1.72	$1.29
Cash dividends paid	$0.16	$0.16	$0.48	$0.48

Weighted Average Common Shares Outstanding	6,291,332	6,291,332	6,291,332	6,291,332

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Net Income	$3,882	$2,971	$11,137	$8,426
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	1,927	(944)	4,567	12,259
Reclassification adjustments for gains included in net income	(2,233)	(91)	(3,172)	(300)
Change in unrealized gains (losses) on securities	(306)	(1,035)	1,395	11,959
Tax impact	104	352	(474)	(4,066)
Other comprehensive income (loss)	(202)	(683)	921	7,893
Comprehensive Income	$3,680	$2,288	$12,058	$16,319

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

	Series C					Accumulated
	Preferred	Common				Other
	Stock	Stock		Treasury	Retained	Comprehensive
	$1,000 Par	$1 Par	Surplus	Stock	Earnings	Income/(Loss)	Total
(in thousands, except per share data)
Balance December 31, 2013	$39,435	$6,294	$39,387	$(54)	$47,477	$(9,134)	$123,405
Net income	-	-	-	-	8,426	-	8,426
Other comprehensive income	-	-	-	-	-	7,893	7,893
Cash dividends on common stock ($0.48 per share)	-	-	-	-	(3,020)	-	(3,020)
Preferred stock dividend	-	-	-	-	(296)	-	(296)
Balance September 30, 2014 (unaudited)	$39,435	$6,294	$39,387	$(54)	$52,587	$(1,241)	$136,408

Balance December 31, 2014	$39,435	$6,294	$39,387	$(54)	$54,280	$241	$139,583
Net income	-	-	-	-	11,137	-	11,137
Reclassification of treasury stock under the LBCA(1)	-	(3)	-	54	(51)	-	-
Other comprehensive income	-	-	-	-	-	921	921
Cash dividends on common stock ($0.48 per share)	-	-	-	-	(3,020)	-	(3,020)
Preferred stock dividend	-	-	-	-	(296)	-	(296)
Balance September 30, 2015 (unaudited)	$39,435	$6,291	$39,387	$-	$62,050	$1,162	$148,325

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

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in thousands)	2015	2014
Cash Flows From Operating Activities
Net income	$11,137	$8,426
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,878	1,054
Depreciation and amortization	1,515	1,608
Amortization/Accretion of investments	1,590	1,585
Gain on sale/call of securities	(987)	(300)
Gain on sale of assets	(6)	(23)
ORE write downs and loss on disposition	169	459
FHLB stock dividends	(3)	(3)
Net decrease in loans held for sale	-	88
Change in other assets and liabilities, net	(3,466)	1,852
Net Cash Provided By Operating Activities	12,827	14,746

Cash Flows From Investing Activities
Funds invested in certificates of deposit	-	(10,000)
Proceeds from maturities and calls of certificates of deposit	8,500	-
Proceeds from maturities and calls of HTM securities	10,466	6,775
Proceeds from maturities, calls and sales of AFS securities	601,337	467,335
Funds invested in HTM securities	(33,431)	-
Funds Invested in AFS securities	(452,235)	(490,898)
Proceeds from sale/redemption of Federal Home Loan Bank stock	3,554	2,955
Funds invested in Federal Home Loan Bank stock	(2,845)	(3,045)
Net increase in loans	(69,321)	(44,542)
Purchase of premises and equipment	(2,745)	(1,687)
Proceeds from sales of premises and equipment	4	52
Proceeds from sales of other real estate owned	429	2,777
Net Cash Provided by (Used In) Investing Activities	63,713	(70,278)

Cash Flows From Financing Activities
Net (decrease) increase in deposits	(99,700)	17,294
Net increase (decrease) in federal funds purchased and short-term borrowings	-	6,512
Proceeds from long-term borrowings	-	1,555
Repayment of long-term borrowings	(450)	(450)
Dividends paid	(3,316)	(3,316)
Net Cash (Used In) Provided By Financing Activities	(103,466)	21,595

Net Decrease In Cash and Cash Equivalents	(26,926)	(33,937)
Cash and Cash Equivalents at the Beginning of the Period	44,575	61,484
Cash and Cash Equivalents at the End of the Period	$17,649	$27,547

Noncash Activities:
Loans transferred to foreclosed assets	$738	$1,865

Cash Paid During The Period:
Interest on deposits and borrowed funds	$6,597	$7,198
Income taxes	$6,500	$2,900

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations at September 30, 2015 and for the three and nine month periods ended September 30, 2015 and 2014 are not necessarily indicative of the results expected for the full year or any other interim period. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are susceptible to significant change in the near term are the allowance for loan losses, valuation of goodwill, intangible assets and other purchase accounting adjustments.

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

Note 3. Securities

A summary comparison of securities by type at September 30, 2015 and December 31, 2014 is shown below.

	September 30, 2015				December 31, 2014
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S Treasuries	$19,000	$-	$-	$19,000	$36,000	$-	$-	$36,000
U.S. Government Agencies	133,407	81	(377)	133,111	295,620	30	(4,155)	291,495
Corporate debt securities	102,778	3,405	(1,703)	104,480	126,654	4,415	(1,006)	130,063
Mutual funds or other equity securities	580	7	-	587	570	4	-	574
Municipal bonds	43,688	528	(64)	44,152	40,599	1,077	-	41,676
Total available-for-sale securities	$299,453	$4,021	$(2,144)	$301,330	$499,443	$5,526	$(5,161)	$499,808

Held to maturity:
U.S. Government Agencies	$131,345	$126	$(145)	$131,326	$84,479	$-	$(1,950)	$82,529
Mortgage-backed securities	85,079	299	(118)	85,260	57,316	57	(214)	57,159
Total held to maturity securities	$216,424	$425	$(263)	$216,586	$141,795	$57	$(2,164)	$139,688

The scheduled maturities of securities at September 30, 2015 and December 31, 2014, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to call or prepayments. Mortgage-backed securities are not due at a single maturity because of amortization and potential prepayment of the underlying mortgages. For this reason they are presented separately in the maturity table below.

	September 30, 2015		December 31, 2014
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available For Sale:
Due in one year or less	$30,358	$30,474	$71,547	$71,665
Due after one year through five years	142,358	143,951	219,470	219,785
Due after five years through 10 years	84,590	84,451	158,076	157,531
Over 10 years	42,147	42,454	50,350	50,827
Total available-for-sale securities	$299,453	$301,330	$499,443	$499,808

Held to Maturity:
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	36,980	36,966	24,999	24,609
Due after five years through 10 years	94,365	94,360	59,480	57,920
Over 10 years	-	-	-	-
Subtotal	131,345	131,326	84,479	82,529
Mortgage-backed Securities	85,079	85,260	57,316	57,159
Total held to maturity securities	$216,424	$216,586	$141,795	$139,688

At September 30, 2015 $400.4 million of First Guaranty's securities were pledged to secure public fund deposits and borrowings. The pledged securities had a market value of $400.5 million as of September 30, 2015.

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at September 30, 2015.

				At September 30, 2015
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	-	$-	$-	-	$-	$-	-	$-	$-
U.S. Government agencies	5	16,867	(121)	12	50,712	(256)	17	67,579	(377)
Corporate debt securities	66	20,861	(765)	26	5,468	(938)	92	26,329	(1,703)
Mutual funds or other equity securities	-	-	-	-	-	-	-	-	-
Municipal bonds	10	12,527	(64)	-	-	-	10	12,527	(64)
Total available-for-sale securities	81	$50,255	$(950)	38	$56,180	$(1,194)	119	$106,435	$(2,144)

Held to maturity:
U.S. Government agencies	6	33,269	(46)	7	24,069	(99)	13	57,338	(145)
Mortgage-backed securities	13	36,766	(118)	-	-	-	13	36,766	(118)
Total held to maturity	19	$70,035	$(164)	7	$24,069	$(99)	26	$94,104	$(263)

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

At September 30, 2015, First Guaranty believes that the securities with unrealized losses reflect impairment that is temporary and there are no securities with other-than-temporary impairment.

At September 30, 2015, First Guaranty's exposure to bond issuers that exceeded 10% of shareholders’ equity is below:

	At September 30, 2015
(in thousands)	Amortized Cost	Fair Value
U.S. Government Treasuries (U.S.)	$19,000	$19,000
Federal Home Loan Bank (FHLB)	117,806	117,759
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	60,846	60,819
Federal National Mortgage Association (Fannie Mae-FNMA)	111,405	111,426
Federal Farm Credit Bank (FFCB)	59,774	59,692
Total	$368,831	$368,696

Note 4. Loans

The following table summarizes the components of First Guaranty's loan portfolio as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$55,700	6.5%	$52,094	6.6%
Farmland	14,316	1.7%	13,539	1.7%
1- 4 Family	133,400	15.5%	118,181	14.9%
Multifamily	13,199	1.5%	14,323	1.8%
Non-farm non-residential	326,816	38.1%	328,400	41.5%
Total Real Estate	543,431	63.3%	526,537	66.5%
Non-Real Estate:
Agricultural	30,830	3.6%	26,278	3.3%
Commercial and industrial	231,069	26.9%	196,339	24.8%
Consumer and other	53,491	6.2%	42,991	5.4%
Total Non-Real Estate	315,390	36.7%	265,608	33.5%
Total loans before unearned income	858,821	100.0%	792,145	100.0%
Unearned income	(2,087)		(1,824)
Total loans net of unearned income	$856,734		$790,321

The following table summarizes fixed and floating rate loans by contractual maturity, excluding nonaccrual loans, as of September 30, 2015 and December 31, 2014 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	September 30, 2015			December 31, 2014
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$105,416	$61,695	$167,111	$88,686	$72,250	$160,936
One to five years	287,054	249,487	536,541	253,306	225,655	478,961
Five to 15 years	53,373	38,388	91,761	67,012	39,634	106,646
Over 15 years	33,566	9,321	42,887	25,304	8,104	33,408
Subtotal	$479,409	$358,891	838,300	$434,308	$345,643	779,951
Nonaccrual loans			20,521			12,194
Total loans before unearned income			858,821			792,145
Unearned income			(2,087)			(1,824)
Total loans net of unearned income			$856,734			$790,321

As of September 30, 2015 $190.7 million of floating rate loans were at their interest rate floor. At December 31, 2014 $195.7 million of floating rate loans were at the floor rate. Nonaccrual loans have been excluded from these totals.

The following tables present the age analysis of past due loans at September 30, 2015 and December 31, 2014:

	As of September 30, 2015
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$697	$878	$1,575	$54,125	$55,700	$-
Farmland	-	133	133	14,183	14,316	-
1 - 4 family	1,282	5,617	6,899	126,501	133,400	57
Multifamily	399	9,184	9,583	3,616	13,199	-
Non-farm non-residential	898	1,139	2,037	324,779	326,816	-
Total Real Estate	3,276	16,951	20,227	523,204	543,431	57
Non-Real Estate:
Agricultural	90	1,480	1,570	29,260	30,830	-
Commercial and industrial	331	1,825	2,156	228,913	231,069	-
Consumer and other	170	322	492	52,999	53,491	-
Total Non-Real Estate	591	3,627	4,218	311,172	315,390	-
Total loans before unearned income	$3,867	$20,578	$24,445	$834,376	$858,821	$57
Unearned income					(2,087)
Total loans net of unearned income					$856,734

	As of December 31, 2014
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$338	$486	$824	$51,270	$52,094	$-
Farmland	10	153	163	13,376	13,539	-
1 - 4 family	2,924	4,418	7,342	110,839	118,181	599
Multifamily	2,990	-	2,990	11,333	14,323	-
Non-farm non-residential	1,509	4,993	6,502	321,898	328,400	-
Total Real Estate	7,771	10,050	17,821	508,716	526,537	599
Non-Real Estate:
Agricultural	-	832	832	25,446	26,278	-
Commercial and industrial	1,241	1,907	3,148	193,191	196,339	-
Consumer and other	105	4	109	42,882	42,991	-
Total Non-Real Estate	1,346	2,743	4,089	261,519	265,608	-
Total loans before unearned income	$9,117	$12,793	$21,910	$770,235	$792,145	$599
Unearned income					(1,824)
Total loans net of unearned income					$790,321

The tables above include $20.5 million and $12.2 million of nonaccrual loans at September 30, 2015 and December 31, 2014, respectively. See the tables below for more detail on nonaccrual loans.

The following is a summary of nonaccrual loans by class at the dates indicated:

(in thousands)	As of September 30, 2015	As of December 31, 2014
Real Estate:
Construction & land development	$878	$486
Farmland	133	153
1 - 4 family	5,560	3,819
Multifamily	9,184	-
Non-farm non-residential	1,139	4,993
Total Real Estate	16,894	9,451
Non-Real Estate:
Agricultural	1,480	832
Commercial and industrial	1,825	1,907
Consumer and other	322	4
Total Non-Real Estate	3,627	2,743
Total Nonaccrual Loans	$20,521	$12,194

The following table identifies the credit exposure of the loan portfolio by specific credit ratings as of the dates indicated:

	As of September 30, 2015					As of December 31, 2014
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Construction & land development	$50,849	$419	$4,432	$-	$55,700	$46,451	$559	$5,084	$-	$52,094
Farmland	14,182	-	134	-	14,316	13,299	87	153	-	13,539
1 - 4 family	119,510	6,288	7,602	-	133,400	103,582	6,113	8,486	-	118,181
Multifamily	4,015	-	9,184	-	13,199	3,581	6,414	4,328	-	14,323
Non-farm non-residential	297,638	5,285	23,893	-	326,816	300,319	6,788	21,293	-	328,400
Total Real Estate	486,194	11,992	45,245	-	543,431	467,232	19,961	39,344	-	526,537
Non-Real Estate:
Agricultural	26,999	5	3,826	-	30,830	22,789	7	3,482	-	26,278
Commercial and industrial	219,799	9,445	1,825	-	231,069	185,839	8,611	1,889	-	196,339
Consumer and other	52,931	217	343	-	53,491	42,831	123	37	-	42,991
Total Non-Real Estate	299,729	9,667	5,994	-	315,390	251,459	8,741	5,408	-	265,608
Total loans before unearned income	$785,923	$21,659	$51,239	$-	$858,821	$718,691	$28,702	$44,752	$-	$792,145
Unearned income					(2,087)					(1,824)
Total loans net of unearned income					$856,734					$790,321

Note 5. Allowance for Loan Losses

A summary of changes in the allowance for loan losses, by portfolio type, for the nine months ended September 30, 2015 and 2014 are as follows:

	As of September 30,
	2015					2014
(in thousands)	Beginning Allowance (12/31/14)	Charge-offs	Recoveries	Provision	Ending Allowance (9/30/15)	Beginning Allowance (12/31/13)	Charge-offs	Recoveries	Provision	Ending Allowance(9/30/14)
Real Estate:
Construction & land development	$702	$(329)	$4	$597	$974	$1,530	$(1,032)	$2	$230	$730
Farmland	21	-	-	25	46	17	-	-	5	22
1 - 4 family	2,131	(288)	76	(349)	1,570	1,974	(208)	59	(71)	1,754
Multifamily	813	(948)	31	933	829	376	-	39	106	521
Non-farm non-residential	2,713	(154)	5	879	3,443	3,607	(1,425)	8	646	2,836
Total real estate	6,380	(1,719)	116	2,085	6,862	7,504	(2,665)	108	916	5,863
Non-Real Estate:
Agricultural	293	(394)	2	136	37	46	(2)	1	(5)	40
Commercial and industrial	1,797	(25)	14	722	2,508	2,176	(197)	21	(266)	1,734
Consumer and other	371	(280)	116	185	392	208	(218)	170	15	175
Unallocated	264	-	-	(250)	14	421	-	-	394	815
Total Non-Real Estate	2,725	(699)	132	793	2,951	2,851	(417)	192	138	2,764
Total	$9,105	$(2,418)	$248	$2,878	$9,813	$10,355	$(3,082)	$300	$1,054	$8,627

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio.  The result is an allocation of the loan loss reserve from one category to another.

A summary of the allowance and loans individually and collectively evaluated for impairment are as follows:

	As of September 30, 2015
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$-	$974	$974	$601	$55,099	$55,700
Farmland	-	46	46	-	14,316	14,316
1 - 4 family	677	893	1,570	3,095	130,305	133,400
Multifamily	516	313	829	6,253	6,946	13,199
Non-farm non-residential	681	2,762	3,443	11,966	314,850	326,816
Total Real Estate	1,874	4,988	6,862	21,915	521,516	543,431
Non-Real Estate:
Agricultural	18	19	37	3,703	27,127	30,830
Commercial and industrial	-	2,508	2,508	1,646	229,423	231,069
Consumer and other	116	276	392	317	53,174	53,491
Unallocated	-	14	14	-	-	-
Total Non-Real Estate	134	2,817	2,951	5,666	309,724	315,390
Total	$2,008	$7,805	$9,813	$27,581	$831,240	$858,821
Unearned Income						(2,087)
Total loans net of unearned income						$856,734

	As of December 31, 2014
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$126	$576	$702	$4,150	$47,944	$52,094
Farmland	-	21	21	-	13,539	13,539
1 - 4 family	598	1,533	2,131	3,420	114,761	118,181
Multifamily	437	376	813	7,201	7,122	14,323
Non-farm non-residential	468	2,245	2,713	16,287	312,113	328,400
Total Real Estate	1,629	4,751	6,380	31,058	495,479	526,537
Non-Real Estate:
Agricultural	262	31	293	2,650	23,628	26,278
Commercial and industrial	19	1,778	1,797	1,664	194,675	196,339
Consumer and other	-	371	371	-	42,991	42,991
Unallocated	-	264	264	-	-	-
Total Non-Real Estate	281	2,444	2,725	4,314	261,294	265,608
Total	$1,910	$7,195	$9,105	$35,372	$756,773	$792,145
Unearned Income						(1,824)
Total loans net of unearned income						$790,321

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

The following is a summary of impaired loans by class as of the date indicated:

	As of September 30, 2015
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$601	$823	$-	$826	$28	$35
Farmland	-	-	-	-	-	-
1 - 4 family	589	881	-	885	38	39
Multifamily	853	1,338	-	1,338	61	45
Non-farm non-residential	3,436	3,436	-	3,444	96	115
Total Real Estate	5,479	6,478	-	6,493	223	234
Non-Real Estate:
Agricultural	2,627	2,636	-	2,641	124	90
Commercial and industrial	1,646	1,854	-	1,854	60	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	4,273	4,490	-	4,495	184	90
Total Impaired Loans with no related allowance	9,752	10,968	-	10,988	407	324

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	-	-	-	-	-	-
Farmland	-	-	-	-	-	-
1 - 4 family	2,506	2,549	677	2,534	99	55
Multifamily	-	-	-	-	-	-
Non-farm non-residential	8,530	8,980	681	9,086	330	345
Total Real Estate	11,036	11,529	1,358	11,620	429	400
Non-Real Estate:
Agricultural	1,076	1,139	18	1,112	53	-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	317	317	116	341	21	20
Total Non-Real Estate	1,393	1,456	134	1,453	74	20
Total Impaired Loans with an allowance recorded	12,429	12,985	1,492	13,073	503	420

Total Impaired Loans	$22,181	$23,953	$1,492	$24,061	$910	$744

The following is a summary of impaired loans by class as of the date indicated:

	As of December 31, 2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$3,308	$4,359	$-	$3,479	$217	$224
Farmland	-	-	-	-	-	-
1 - 4 family	1,368	1,656	-	397	72	43
Multifamily	-	-	-	148	31	34
Non-farm non-residential	7,439	9,008	-	8,694	422	275
Total Real Estate	12,115	15,023	-	12,718	742	576
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-
Total Impaired Loans with no related allowance	12,115	15,023	-	12,718	742	576

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	842	842	126	829	48	43
Farmland	-	-	-	-	-	-
1 - 4 family	2,052	2,068	598	2,062	97	87
Multifamily	1,338	1,337	398	1,340	60	55
Non-farm non-residential	8,848	8,913	468	8,948	317	327
Total Real Estate	13,080	13,160	1,590	13,179	522	512
Non-Real Estate:
Agricultural	2,650	2,650	262	-	-	-
Commercial and industrial	1,664	1,854	19	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	4,314	4,504	281	-	-	-
Total Impaired Loans with an allowance recorded	17,394	17,664	1,871	13,179	522	512

Total Impaired Loans	$29,509	$32,687	$1,871	$25,897	$1,264	$1,088

Troubled Debt Restructurings

A troubled debt restructuring ("TDR") is considered such if the lender for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. The modifications to First Guaranty's TDRs were concessions on either the interest rate charged or the amortization. The effect of the modifications to First Guaranty was a reduction in interest income. These loans have an allocated reserve in First Guaranty's allowance for loan losses. First Guaranty restructured one lending relationship of $0.6 million secured by raw land that is considered a troubled debt restructuring in the nine months ended September 30, 2015.

The following table identifies the troubled debt restructurings as of September 30, 2015 and December 31, 2014:

	September 30, 2015				December 31, 2014
	Accruing Loans				Accruing Loans
(in thousands)	Current	30-89 Days Past Due	Nonaccrual	Total TDRs	Current	30-89 Days Past Due	Nonaccrual	Total TDRs
Real Estate:
Construction & land development	$-	$-	$601	$601	$-	$-	$-	$-
Farmland	-	-	-	-	-	-	-	-
1-4 Family	-	-	1,726	1,726	-	1,752	-	1,752
Multifamily	-	-	-	-	-	-	-	-
Non-farm non residential	3,436	-	235	3,671	2,998	452	230	3,680
Total Real Estate	3,436	-	2,562	5,998	2,998	2,204	230	5,432
Non-Real Estate:
Agricultural	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-	-	-
Total	$3,436	$-	$2,562	$5,998	$2,998	$2,204	$230	$5,432

The following table discloses TDR activity for the nine months ended September 30, 2015.

	Troubled Debt Restructured Loans Activity Nine Months Ended September 30, 2015
(in thousands)	Beginning balance December 31, 2014	New TDRs	Charge-offs post- modification	Transferred to ORE	Paydowns	Construction to permanent financing	Restructured to market terms	Ending balance September 30, 2015
Real Estate:
Construction & land development	$-	$601	$-	$-	$-	$-	$-	$601
Farmland	-	-	-	-	-	-	-	-
1 - 4 family	1,752	-	-	-	(26)	-	-	1,726
Multifamily	-	-	-	-	-	-	-	-
Non-farm non-residential	3,680	-	-	-	(9)	-	-	3,671
Total Real Estate	5,432	601	-	-	(35)	-	-	5,998
Non-Real Estate:
Agricultural	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-	-	-
Total Impaired Loans with no related allowance	$5,432	$601	$-	$-	$(35)	$-	$-	$5,998

There were no commitments to lend additional funds to debtors whose terms have been modified in a troubled debt restructuring at September 30, 2015.

During the nine months ended September 30, 2015, one troubled debt restructured lending relationship totaling $1.7 million subsequently defaulted. The relationship was a $1.7 million lending relationship secured by one-to-four family real estate.

Note 6. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to impairment testing. Other intangible assets continue to be amortized over their useful lives. First Guaranty's goodwill is the difference in purchase price over the fair value of net assets acquired from its acquisition of Homestead Bancorp in 2007. Goodwill totaled $2.0 million at September 30, 2015 and December 31, 2014. No impairment charges have been recognized on First Guaranty's intangible assets. Mortgage servicing rights were relatively unchanged totaling $0.1 million at September 30, 2015 and December 31, 2014. Other intangible assets recorded include core deposit intangibles, which are subject to amortization. The weighted-average amortization period remaining for First Guaranty's core deposit intangibles is 4.7 years at September 30, 2015. The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions.

Note 7. Other Real Estate (ORE)

Other real estate owned consists of the following at the dates indicated:

(in thousands)	September 30, 2015	December 31, 2014
Real Estate Owned Acquired by Foreclosure:
Residential	$840	$1,121
Construction & land development	106	127
Non-farm non-residential	1,392	950
Total Other Real Estate Owned and Foreclosed Property	$2,338	$2,198

Loans secured by one-to-four family residential properties in the process of foreclosure totaled $0.7 million as of September 30, 2015.

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

Below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at September 30, 2015 and December 31, 2014:

Contract Amount
(in thousands)	June 30, 2015	December 31, 2014
Commitments to Extend Credit	$88,780	$59,675
Unfunded Commitments under lines of credit	$109,527	$111,247
Commercial and Standby letters of credit	$7,948	$7,743

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

While the final outcome of legal proceedings is inherently uncertain, based on information currently available as of September 30, 2015, any incremental liability arising from First Guaranty’s legal proceedings will not have a material adverse effect on First Guaranty’s financial position.

Note 9. Accumulated Other Comprehensive Income

The following table details the changes in the single component of accumulated other comprehensive income for the nine months ended September 30, 2015:

(in thousands)	Unrealized Gain (Loss) on Securities Available for Sale
Accumulated Other Comprehensive Income:
Balance December 31, 2014	$241
Reclassification adjustments to net income:
Realized gains on securities	(3,172)
Provision for income taxes	1,078
Unrealized gains arising during the period, net of tax	3,015
Balance September 30, 2015	$1,162

The following table details the changes in the single component of accumulated other comprehensive income (loss) for the nine months ended September 30, 2014:

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

Other real estate owned. Properties are recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values of other real estate owned ("OREO") at September 30, 2015 and December 31, 2014 are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement or amounts commonly used in real estate transactions. Inputs include appraisal values or recent sales activity for similar assets in the property’s market; thus OREO measured at fair value would be classified within either Level 2 or Level 3 of the hierarchy.

Certain non-financial assets and non-financial liabilities are measured at fair value on a non-recurring basis including assets and liabilities related to reporting units measured at fair value in the testing of goodwill impairment, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	September 30, 2015	December 31, 2014
Available for Sale Securities Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$19,507	$36,504
Level 2: Significant Other Observable Inputs	274,195	454,524
Level 3: Significant Unobservable Inputs	7,628	8,780
Securities available for sale measured at fair value	$301,330	$499,808

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

The change in Level 1 securities available for sale from December 31, 2014 was due principally to a reduction in Treasury bills of $17.0 million. The change in Level 2 securities available for sale from December 31, 2014 was due principally to the sale of short term agency securities.

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of September 30, 2015 and December 31, 2014, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At September 30, 2015	At December 31, 2014
Impaired Loans - Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$-	$-
Level 2: Significant Other Observable Inputs	4,229	5,244
Level 3: Significant Unobservable Inputs	5,649	15,618
Impaired loans measured at fair value	$9,878	$20,862

Other Real Estate Owned - Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$-	$-
Level 2: Significant Other Observable Inputs	1,844	1,847
Level 3: Significant Unobservable Inputs	494	351
Other real estate owned measured at fair value	$2,338	$2,198

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

Other Unrecognized Financial Instruments.

The fair value of commitments to extend credit is estimated using the fees charged to enter into similar legally binding agreements, taking into account the remaining terms of the agreements and customers' credit ratings. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. Noninterest-bearing deposits are held at cost. The fair values of letters of credit are based on fees charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2015 and December 31, 2014 the fair value of guarantees under commercial and standby letters of credit was not material.

The estimated fair values and carrying values of the financial instruments at September 30, 2015 and December 31, 2014 are presented in the following table:

	September 30, 2015		December 31, 2014
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Cash and cash equivalents	$17,649	$17,649	$44,575	$44,575
Securities, available for sale	301,330	301,330	499,808	499,808
Securities, held to maturity	216,424	216,586	141,795	139,688
Federal Home Loan Bank stock	915	915	1,621	1,621
Loans, net of allowance for loan losses	846,921	846,980	781,216	780,470
Accrued interest receivable	6,477	6,477	6,384	6,384

Liabilities
Deposits	$1,272,139	$1,273,347	$1,371,839	$1,373,537
Borrowings	2,806	2,806	3,255	3,255
Accrued interest payable	1,951	1,951	1,997	1,997

There is no material difference between the contract amount and the estimated fair value of off-balance sheet items that are primarily comprised of short-term unfunded loan commitments that are generally at market prices.

Note 12. Subsequent Events

On November 12, 2015, First Guaranty sold in a public offering a total of 600,000 shares of its common stock, par value $1.00 per share, at a public offering price of $18.50 per share for gross proceeds of $11.1 million. The shares included in the offering were registered under the Securities Act of 1933, as amended pursuant to First Guaranty's Registration Statement on Form S-1 (File No. 333-199602) which was declared effective by the Securities and Exchange Commission on November 5, 2015. The underwriter has an option to purchase up to an additional 90,000 shares of common stock from First Guaranty.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of First Guaranty's financial condition and results of operations is intended to highlight the significant factors affecting First Guaranty's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data at September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly First Guaranty's financial position and results of operations for such periods.

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

Third Quarter and Nine Months Ended 2015 Financial Overview

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

Financial highlights for the third quarter and nine months ended September 30, 2015 and 2014 are as follows:

●
Total assets were $1.4 billion at September 30, 2015 and $1.5 billion as of December 31, 2014. Total deposits were $1.3 billion at September 30, 2015 and $1.4 billion as of December 31, 2014. Total loans were $856.7 million at September 30, 2015, an increase of $66.4 million, or 8.4%, compared with December 31, 2014. Common shareholders’ equity was $108.9 million and $100.1 million at September 30, 2015 and December 31, 2014, respectively.

●
Net income for the third quarter of 2015 and 2014 was $3.9 million and $3.0 million, respectively.  Net income for the nine months ended September 30, 2015 was $11.1 million compared to $8.4 million for the nine months ended September 30, 2014. The increase in net income for the 2015 periods was the result of higher loan interest income and non-interest income and lower interest expense compared to the same periods in 2014. First Guaranty completed the liquidation of an equity security in the third quarter of 2015.  The sales of this investment increased non-interest income by $2.7 million for the nine months ended September 30, 2015, comprised of  $2.2 million in the third quarter of 2015 and $0.5 million for the second quarter of 2015.

●
Net income available to common shareholders after preferred stock dividends was $3.8 million and $2.9 million for the third quarter of 2015 and 2014, respectively. Net income available to common shareholders after preferred stock dividends was $10.8 million and $8.1 million for the nine months ended September 30, 2015 and 2014, respectively. The dividends paid on preferred stock remained the same at $0.3 million for the nine months ended September 30, 2015 and 2014.

●	Earnings per common share were $0.60 and $0.45 for the third quarter of 2015 and 2014, respectively and $1.72 and $1.29 for the nine months ended September 30, 2015 and 2014, respectively.

●
Net interest income for the third quarter of 2015 was $11.8 million compared to $10.9 million for the same period in 2014. Net interest income for the nine months ended September 30, 2015 was $35.4 million compared to $32.4 million for the same period in 2014.

●	The provision for loan losses for the third quarter of 2015 was $1.9 million compared to $0.4 million for the same period in 2014. The provision for loan losses for the first nine months of 2015 was $2.9 million compared to $1.1 million for the first nine months of 2014. The increase in provision was due to growth in the loan portfolio and due to charge-offs of $2.4 million associated primarily with four loan relationships.

●	The net interest margin for the first nine months of 2015 was 3.21% which was an increase of sixteen basis points from the net interest margin of 3.05% for the first nine months of 2014. The net interest margin for the third quarter of 2015 was 3.28% which was an increase of twenty-seven basis points from the net interest margin of 3.01% for the third quarter of 2014. First Guaranty attributed the improvement in the net interest margin to the continued shift in interest earning asset balances from securities to loans and the continued reduction in interest expense over the last year.

●
Investment securities totaled $517.8 million at September 30, 2015, a decrease of $123.8 million when compared to $641.6 million at December 31, 2014. At September 30, 2015, available for sale securities, at fair value, totaled $301.3 million, a decrease of $198.5 million when compared to $499.8 million at December 31, 2014. At September 30, 2015, held to maturity securities, at amortized cost, totaled $216.4 million, an increase of $74.6 million when compared to $141.8 million at December 31, 2014.  The decrease in investment securities was due to seasonal declines in public fund deposits which required less securities for collateral pledging and due to the continued shift of assets into loans.

●
Total loans net of unearned income were $856.7 million at September 30, 2015 compared to $790.3 million at December 31, 2014. The net loan portfolio at September 30, 2015 totaled $846.9 million, a net increase of $65.7 million from the December 31, 2014 net loan portfolio balance of $781.2 million. Total loans net of unearned income are reduced by the allowance for loan losses which totaled $9.8 million at September 30, 2015 and $9.1 million at December 31, 2014.

●	Total impaired loans decreased $7.3 million to $22.2 million at September 30, 2015 compared to $29.5 million at December 31, 2014.

●
Return on average assets for the three months ended September 30, 2015 and September 30, 2014 was 1.06% and 0.80%, respectively. Return on average assets for the nine months ended September 30, 2015 and 2014 was 0.99% and 0.77%, respectively.  Return on average common equity for the three months ended September 30, 2015 and 2014 was 13.86% and 11.71%, respectively. Return on average common equity for the nine months ended September 30, 2015 and 2014 was 13.58% and 11.64%, respectively.  Return on average assets is calculated by dividing annualized net income before preferred dividends by average assets.  Return on average common equity is calculated by dividing net income available to common shareholders by average common equity.

●
Book value per common share was $17.31 as of September 30, 2015 compared to $15.41 as of September 30, 2014. The increase in book value was due to the changes in accumulated other comprehensive income/loss (“AOCI”) and an increase in retained earnings. Our AOCI is comprised of unrealized gains and losses on available for sale securities.

●
First Guaranty's Board of Directors declared cash dividends of $0.16 per common share in the third quarter of 2015 and 2014.  First Guaranty has paid 89 consecutive quarterly dividends as of September 30, 2015.

Recent Events

On November 12, 2015, First Guaranty sold in a public offering a total of 600,000 shares of its common stock, par value $1.00 per share, at a public offering price of $18.50 per share for gross proceeds of $11.1 million. The shares included in the offering were registered under the Securities Act of 1933, as amended pursuant to First Guaranty's Registration Statement on Form S-1 (File No. 333-199602) which was declared effective by the Securities and Exchange Commission on November 5, 2015. Sandler O'Neill & Partners, L.P. acted as sole book-running manager for the offering and has an option to purchase up to an additional 90,000 shares of common stock from First Guaranty at the public offering price, less the underwriting discount, within 30 days from the effective date of the registration statement. Shares of First Guaranty's common stock began trading on the NASDAQ Global Market under the ticker symbol "FGBI" on November 5, 2015.

Financial Condition

Changes in Financial Condition from December 31, 2014 to September 30, 2015

General.

Total assets at September 30, 2015 were $1.4 billion, a decrease of $90.1 million or 5.9% from $1.5 billion at December 31, 2014.  Assets decreased due to declines in investment securities of $123.8 million and cash and equivalents of $26.9 million, partially offset by an increase in net loans of $65.7 million during the nine months ended September 30, 2015.

Loans.

Net loans increased $65.7 million or 8.4% to $846.9 million at September 30, 2015 from $781.2 million at December 31, 2014. Net loans increased during the first nine months of 2015 primarily due to a $34.7 million increase in commercial and industrial loans, a $15.2 million increase in one-to four-family residential loans, a $10.5 million increase in consumer and other loans, a $4.6 million increase in agricultural and farmland loans, and a $3.6 million increase in construction and land development loans.  Commercial and industrial loans increased due to an increase in local originations of small business loans. Consumer and other loans increased due to the continued growth in our commercial lease originations and due to increased fundings associated with an existing credit facility to a financial institution.  One-to-four-family residential loans increased primarily due to an increase in local loan originations and the purchase of conforming one-to four-family residential loans.  Agricultural and farmland loans increased due to seasonal fundings on agricultural loan commitments.  Construction and land development loans increased principally due to the funding of unfunded commitments on various construction projects.  Non-farm non-residential loan balances were relatively stable.  Syndicated loans decreased from $129.0 million at December 31, 2014 to $120.2 millon at September 30, 2015.

As of September 30, 2015, 63.3% of our loan portfolio was secured primarily by real estate. There are no significant concentrations of credit to any individual borrower. The largest portion of our loan portfolio, at 38.1% as of September 30, 2015, was non-farm non-residential loans secured by real estate. Approximately 43% of the loan portfolio is based on a floating rate tied to the prime rate or LIBOR as of September 30, 2015. 84% of the loan portfolio is scheduled to mature within 5 years from September 30, 2015.

Net loans are reduced by the allowance for loan losses which totaled $9.8 million at September 30, 2015 and $9.1 million at December 31, 2014. Loan charge-offs totaled $2.4 million during the first nine months of 2015 and $3.1 million during the same period in 2014. Recoveries totaled $0.2 million during the first nine months of 2015 and $0.3 million during the same period in 2014. See Note 4 of the Notes to Consolidated Financial Statements for more information on loans and Note 5 for information on the allowance for loan losses.

Investment Securities.

Investment securities at September 30, 2015 totaled $517.8 million, a decrease of $123.8 million compared to $641.6 million at December 31, 2014. The decrease was primarily attributed to the sale of short-term U.S. government agencies and corporate bonds. The investment portfolio consisted of available-for-sale securities at fair market value for a total of $301.3 million and held-to-maturity securities at amortized cost of $216.4 million at September 30, 2015.

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

Our available-for-sale securities portfolio totaled $301.3 million at September 30, 2015, a decrease of $198.5 million, or 39.7%, compared to $499.8 million at December 31, 2014. The decrease was due to the transfer of securities classified as available-for-sale to held-to-maturity along with the sale of securities due to seasonal declines in public funds deposits and in order to fund loan growth. The securities transferred to held-to-maturity were $51.8 million of government agency securities with unrealized losses of $128,000.  These securities are primarily used for the collateralization of public funds deposits. These securities have contractual maturities of five to ten years. First Guaranty completed its liquidation of the common stock from a converted preferred security in the third quarter of 2015.  During the third quarter of 2015, gains of $2.2 million were realized.  A total of  $0.5 million in gains were realized in the second quarter of 2015.  The total gains recognized on the security were $2.7 million for the nine months ended September 30, 2015.

Our held-to-maturity securities portfolio had an amortized cost of $216.4 million at September 30, 2015, an increase of $74.6 million, or 52.6%, compared to $141.8 million at December 31, 2014. The increase was due to the transfer of securities classified as available-for-sale to held-to-maturity of $51.8 million, and the purchase of $33.4 million of securities classified as held-to-maturity that was partially offset by early payoffs of $5.0 million of government agencies and the continued amortization of our mortgage-backed securities.

At September 30, 2015, $30.5 million or 5.9% of the securities portfolio was scheduled to mature in less than one year. $180.9 million or 34.9% of the securities portfolio is scheduled to mature between one and five years. Securities, not including mortgage backed securities, with contractual maturity dates over 10 years totaled $42.5 million or 8.2% of the total portfolio at September 30, 2015.  The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates. Prepayments of mortgages that collateralize mortgage-backed securities also affect the maturity of the securities portfolio.  Based on internal forecasts as of September 30, 2015, management believes that the securities portfolio has a forecasted weighted average life of approximately 4.0 years based on the current interest rate environment.  A parallel interest rate shock of 400 basis points is forecasted to increase the weighted average life of the portfolio to approximately 5.6 years.  The portfolio had an estimated effective duration of 3.0 years at September 30, 2015.

There was no other than temporary impairment of securities in the nine months ended September 30, 2015 or September 30, 2014.

Nonperforming Assets.

Non-performing assets consist of non-performing loans and other real-estate owned. Non-performing loans (including nonaccruing troubled debt restructurings described below) are those on which the accrual of interest has stopped or loans which are contractually 90 days past due on which interest continues to accrue. Loans are ordinarily placed on nonaccrual status when principal and interest is delinquent for 90 days or more.  However, management may elect to continue the accrual when the asset is well secured and in the process of collection.  It is our policy to discontinue the accrual of interest income on any loan for which we have reasonable doubt as to the payment of interest or principal. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Nonaccrual loans are returned to accrual status when the financial position of the borrower indicates there is no longer any reasonable doubt as to the payment of principal or interest and a reasonable payment performance period is observed (generally considered six months or longer). Other real estate owned consists of property acquired through formal foreclosure, in-substance foreclosure or by deed in lieu of foreclosure.

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

(in thousands)	September 30, 2015	December 31, 2014
Nonaccrual loans:
Real Estate:
Construction and land development	$878	$486
Farmland	133	153
1 - 4 family residential	5,560	3,819
Multifamily	9,184	-
Non-farm non-residential	1,139	4,993
Total Real Estate	16,894	9,451
Non-Real Estate:
Agricultural	1,480	832
Commercial and industrial	1,825	1,907
Consumer and other	322	4
Total Non-Real Estate	3,627	2,743
Total nonaccrual loans	20,521	12,194

Loans 90 days and greater delinquent & accruing:
Real Estate:
Construction and land development	-	-
Farmland	-	-
1 - 4 family residential	57	599
Multifamily	-	-
Non-farm non-residential	-	-
Total Real Estate	57	599
Non-Real Estate:
Agricultural	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total Non-Real Estate	-	-
Total loans 90 days and greater delinquent & accruing	57	599

Total non-performing loans	20,578	12,793

Real Estate Owned:
Real Estate Loans:
Construction and land development	106	127
Farmland	-	-
1 - 4 family residential	840	1,121
Multifamily	-	-
Non-farm non-residential	1,392	950
Total Real Estate	2,338	2,198
Non-Real Estate Loans:
Agricultural	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total Non-Real Estate	-	-
Total Real Estate Owned	2,338	2,198

Total non-performing assets	$22,916	$14,991

Non-performing assets to total loans	2.67%	1.90%
Non-performing assets to total assets	1.60%	0.99%
Non-performing loans to total loans	2.40%	1.62%

At September 30, 2015, nonperforming assets totaled $22.9 million, or 1.60% of total assets, compared to $15.0 million or 0.99% of total assets at December 31, 2014, which represented an increase of $7.9 million or 52.9%. The increase in non-performing assets occurred primarily as a result of two multi-family real estate loans with an aggregate balance of $8.3 million that were moved to non-accrual status at September 30, 2015.

At September 30, 2015 nonaccrual loans totaled $20.5 million, an increase of $8.3 million or 68.3% compared to nonaccrual loans of $12.2 million at December 31, 2014. The increase in non-accrual loans was primarily associated with two lending relationships that were designated as non-accrual in the third quarter of 2015: (1) a loan in the amount of $5.4 million that was secured by a multi-family property; and (2) a loan in the amount of $2.9 million that was secured by a multi-family property. The first multi-family property loan experienced declines in occupancy and projected debt service ability.  Management ordered an updated appraisal which determined that a decline in collateral valuation had occured.  We charged-off $0.5 million to the fair value of $5.4 million and placed the loan on non-accrual at September 30, 2015.  The second multi-family property loan also experienced declines in occupancy and projected debt service ability.  There was no decline in the value of the collateral and no charge-off was taken on the loan. The loan was placed on non-accrual status at September 30, 2015.  Management will continue to evaluate the two loans in order to determine if their debt service ability returns to an adequate level for a satisfactory period of time before returning them to accrual status.  Nonaccrual loans were concentrated in four loan relationships for a total of $11.7 million or 57.0% of nonaccrual loans at September 30, 2015.

At September 30, 2015 loans 90 days or greater delinquent and still accruing totaled $0.1 million compared to $0.6 million at December 31, 2014, a decrease of $0.5 million. The decrease was primarily associated with three one-to-four family residential properties in the aggregate amount of $0.5 million that were moved to non-accrual status.

Other real estate owned at September 30, 2015 totaled $2.3 million, an increase of $0.1 million from $2.2 million at December 31, 2014. The increase in other real estate owned was due to the addition of $0.5 million in non-farm non-residential properties and $0.3 million in residential properties offset by write-downs of $0.2 million and sales of $0.4 million, primarily related to residential properties.
At September 30, 2015, our largest non-performing assets were comprised of the following non-accrual loans:  (1) a multi-family real estate loan with a balance of $5.4 million secured by commercial property; (2) a multi-family real estate loan with a balance of $2.9 million secured by commercial property; (3) a lending relationship secured with three one-to-four family residential loans that in aggregate total $1.7 million; and (4) a commercial and industrial loan with a balance of $1.6 million secured by equipment, which has a USDA government guarantee for $1.3 million.

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

The following is a summary of loans restructured as TDRs at September 30, 2015 and December 31, 2014:

(in thousands)	September 30, 2015	December 31, 2014
Restructured Loans:
In Compliance with Modified Terms	$3,436	$2,998
Past Due 30 through 89 days and still accruing	-	2,204
Past Due 90 days and greater and still accruing	-	-
Non-Accrual Loans	601
Restructured Loans that subsequently defaulted	1,961	230
Total Restructured Loans	$5,998	$5,432

At September 30, 2015, we had five outstanding TDRs: (1) a $2.9 million non-farm non-residential loan secured by commercial real estate, which is performing in accordance with its modified terms; (2) a $1.7 million lending relationship with three individual loans secured by one-to-four family residential properties that subsequently defaulted and is on non-accrual; (3) a $0.6 million construction and land development loan secured by raw land that is on non-accrual; (4) a $0.4 million non-farm non-residential loan secured by commercial real estate, which is performing in accordance with its modified terms; and (5) a $0.2 million loan secured by commercial real estate that subsequently defaulted and is on non-accrual. The restructuring of these loans was related to interest rate or amortization concessions.

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

The allowance for losses was $9.8 million or 1.15% of total loans and 47.7% of nonperforming loans at September 30, 2015, up from $9.1 million at December 31, 2014.

Comparing September 30, 2015 to December 31, 2014, the increase in allowance was primarily attributed to growth in the loan portfolio. The primary change to the credit quality of the loan portfolio was associated with the downgrades of the previously discussed multi-family loans.  Special mention loans decreased principally due to the downgrade of loans from special mention to substandard.

First Guaranty charged off $2.4 million in loan balances during the first nine months of 2015.  The charged-off loan balances were concentrated in four loan relationships which totaled $1.5 million or 62.2% of the total charged off amount.  The details of the $2.4 million in charged off loans were as follows:

1.	First Guaranty recorded a partial charge off of $0.5 million on a multi-family real estate loan. The loan had a balance of $5.4 million at September 30, 2015.
2.	First Guaranty recorded a partial charge off of $0.5 million on a multi-family real estate loan. The loan had a balance of $0.9 million at September 30, 2015.
3.	First Guaranty charged off a $0.3 million agriculture loan.
4.	First Guaranty recorded a partial charge off of $0.2 million on a construction and land development loan. The loan had a balance of $0.6 million at September 30, 2015.
5.	$0.9 million of charge-offs for the first nine months of 2015 were comprised of smaller loans and overdrawn deposit accounts.

Provisions totaled $2.9 million in the first nine months of 2015 as compared to $1.1 million for the same period in 2014. The provisions made in the first nine months of 2015 were taken to provide for current loan losses and to maintain the allowance proportionate to risks inherent in the loan portfolio. Total charge-offs were $2.4 million for the first nine months of 2015 as compared to $3.1 million for the same period in 2014.  Recoveries totaled $0.2 million during the first nine months of 2015 and $0.3 million during the first nine months of 2014. For more information, see Note 5 to Consolidated Financial Statements.

Other information related to the allowance for loan losses are as follows:

(in thousands)	September 30, 2015	September 30, 2014
Loans:
Average outstanding balance	$805,947	$721,419
Balance at end of period	$856,734	$743,061

Allowance for Loan Losses:
Balance at beginning of year	$9,105	$10,355
Charge-offs	(2,418)	(3,082)
Recoveries	248	300
Provision	2,878	1,054
Balance at end of period	$9,813	$8,627

Deposits.

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. We regularly assess our funding needs, deposit pricing and interest rate outlooks. From December 31, 2014 to September 30, 2015, total deposits decreased $99.7 million, or 7.3%, to $1.3 billion. Time deposits decreased $36.8 million, or 5.6%, to $620.2 million at September 30, 2015 compared to $657.0 million at December 31, 2014. Interest-bearing demand deposits decreased $69.4 million from December 31, 2014 to September 30, 2015. At September 30, 2015, we had $27.1 million in brokered deposits.  As we seek to strengthen our net interest margin and improve our earnings, attracting noninterest-bearing deposits will be a primary emphasis. Management will continue to evaluate and update our product mix in its efforts to attract additional customers.

As of September 30, 2015, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $250,000 was approximately $318.8 million. At September 30, 2015, approximately $213.6 million of First Guaranty's certificates of deposit had a remaining term greater than one year.

The following table compares deposit categories for the periods indicated.

Total Deposits	For the Nine Months Ended September 30,			For the Years Ended December 31,
	2015			2014			2013
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$210,598	15.6%	0.0%	$200,127	15.3%	0.0%	$196,589	15.8%	0.0%
Interest-bearing Demand	412,053	30.5%	0.3%	386,363	29.6%	0.3%	334,573	26.8%	0.4%
Savings	76,591	5.7%	0.0%	69,719	5.4%	0.0%	64,639	5.2%	0.1%
Time	652,050	48.2%	1.1%	649,165	49.7%	1.2%	650,540	52.2%	1.5%
Total Deposits	$1,351,292	100.0%	0.6%	$1,305,374	100.0%	0.8%	$1,246,341	100.0%	0.9%

Individual and Business Deposits	For the Nine Months Ended September 30,			For the Years Ended December 31,
	2015			2014			2013
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$206,238	27.2%	0.0%	$197,332	25.3%	0.0%	$193,773	24.6%	0.0%
Interest-bearing Demand	112,551	14.9%	0.2%	105,569	13.5%	0.2%	85,384	10.9%	0.3%
Savings	65,499	8.7%	0.1%	61,288	7.9%	0.0%	57,819	7.3%	0.1%
Time	372,895	49.2%	1.4%	414,975	53.3%	1.4%	450,178	57.2%	1.8%
Total Deposits	$757,183	100.0%	0.7%	$779,164	100.0%	0.8%	$787,154	100.0%	1.1%

Public Fund Deposits	For the Nine Months Ended September 30,			For the Years Ended December 31,
	2015			2014			2013
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$4,360	0.7%	0.0%	$2,795	0.5%	0.0%	$2,816	0.6%	0.0%
Interest-bearing Demand	299,502	50.4%	0.4%	280,794	53.4%	0.4%	249,189	54.3%	0.4%
Savings	11,092	1.9%	0.0%	8,431	1.6%	0.0%	6,820	1.5%	0.1%
Time	279,155	47.0%	0.7%	234,190	44.5%	0.7%	200,362	43.6%	0.8%
Total Deposits	$594,109	100.0%	0.5%	$526,210	100.0%	0.5%	$459,187	100.0%	0.6%

The following table sets forth the distribution of our time deposit accounts.

(in thousands)	September 30, 2015
Time deposits of less than $100,000	$170,426
Time deposits of $100,000 through $250,000	130,989
Time deposits of more than $250,000	318,802
Total Time Deposits	$620,217

At September 30, 2015, public funds deposits totaled $543.5 million compared to $601.5 million at December 31, 2014. The decline was primarily due to seasonal fluctuations in deposit balances.  Public fund time deposits totaled $268.0 million at September 30, 2015 compared to $266.7 million at December 31, 2014. We have developed a program for the retention and management of public funds deposits. Since 2012, we have maintained public funds deposits in excess of $400.0 million. These deposits are from local government entities such as school districts, hospital districts, sheriff departments and other municipalities. $431.5 million, or 79%, of these accounts at September 30, 2015, are under contracts with terms of three years or less. Three of these relationships account for 39% of our total public funds deposits, each of which is currently under contract with us. These deposits generally have stable balances as we maintain both operating accounts and time deposits for these entities.  There is a seasonal component to public deposit levels associated with annual tax collections.  Public funds will increase at the end of the year and during the first quarter. Public funds generally decline in the second and third quarters. Public funds deposit accounts are collateralized by FHLB letters of credit, by Louisiana municipal bonds and by eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac.  We invest the majority of these public deposits in our investment portfolio.

The following table sets forth public funds as a percent of total deposits.
(in thousands except for %)	September 30, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
Public Funds:
Noninterest-bearing Demand	$3,253	$3,241	$3,016	$3,735	$2,552
Interest-bearing Demand	257,821	321,382	296,739	265,296	208,230
Savings	14,497	10,142	7,209	6,415	3,918
Time	267,976	266,743	208,614	195,052	217,205
Total Public Funds	$543,547	$601,508	$515,578	$470,498	$431,905
Total Deposits	$1,272,139	$1,371,839	$1,303,099	$1,252,612	$1,207,302
Total Public Funds as a percent of Total Deposits	42.7%	43.9%	39.6%	37.6%	35.8%

Borrowings.

First Guaranty maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. Short-term borrowings totaled $1.8 million at September 30, 2015 and December 31, 2014. Short-term borrowings consisted of a line of credit totaling $1.8 million from another financial institution. First Guaranty had long-term borrowings totaling $1.0 million as of September 30, 2015 and $1.5 million at December 31, 2014 from another financial institution.

At September 30, 2015, First Guaranty had $195.0 million in Federal Home Loan Bank letters of credit outstanding obtained solely for collateralizing public deposits.

Total Shareholders' Equity.

Total shareholders' equity increased to $148.3 million at September 30, 2015 from $139.6 million at December 31, 2014. The increase in shareholders' equity was principally the result of an increase in retained earnings of $7.8 million and a $0.9 million increase in accumulated other comprehensive income.  The $7.8 million increase in retained earnings was due to net income of $11.1 million during the nine month period ended September 30, 2015, partially offset by $3.0 million in cash dividends paid on our common stock and $0.3 million in dividends paid on our preferred stock issued to the U.S. Treasury in connection with our participation in the SBLF.

Results of Operations for the Third Quarter and Nine Months Ended September 30, 2015 and 2014

Performance Summary

Three months ended September 30, 2015 compared to the three months ended September 30, 2014. Net income for the three months ended September 30, 2015 was $3.9 million, an increase of $0.9 million, or 30.7%, from $3.0 million for the three months ended September 30, 2014. Net income available to common shareholders for the three months ended September 30, 2015 was $3.8 million which was an increase of $0.9 million from $2.9 million for the same period in 2014. The increase in net income for the three months ended September 30, 2015 was primarily the result of increased loan interest income, increased noninterest income, and lower interest expense. Noninterest income increased primarily due to sales of an equity security that resulted in gains of $2.2 million for the third quarter 2015.  Earnings per common share for the three months ended September 30, 2015 was $0.60 per common share, an increase of 33.3% or $0.15 per common share from $0.45 per common share for the three months ended September 30, 2014.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Net income for the nine months ended September 30, 2015 was $11.1 million, an increase of $2.7 million, or 32.2%, from $8.4 million for the nine months ended September 30, 2014. Net income available to common shareholders for the nine months ended September 30, 2015 was $10.8 million which was an increase of $2.7 million from $8.1 million for the same period in 2014. The increase in net income for the nine months ended September 30, 2015 was primarily the result of increased loan interest income, increased noninterest income, and lower interest expense. Noninterest income increased primarily due to sales of an equity security that resulted in gains of $2.7 million for the nine months ended September 30, 2015.  Earnings per common share for the nine months ended September 30, 2015 was $1.72 per common share, an increase of 33.3% or $0.43 per common share from $1.29 per common share for the nine months ended September 30, 2014.

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

Three months ended September 30, 2015 compared to the three months ended September 30, 2014. Net interest income for the three months ended September 30, 2015 and 2014 was $11.8 million and $10.9 million, respectively. The increase in net interest income for the three months ended September 30, 2015 was primarily due to the increase in the average yield of our total interest-earning assets, a decrease in the average balance of our total interest-bearing liabilities and a decrease in the average rate of our total interest-bearing liabilities. For the three months ended September 30, 2015, the average balance of our total interest-earning assets decreased by $10.3 million to $1.4 billion, and the average yield of interest-earning assets increased by twenty-three basis points to 3.87% from 3.64% for the three months ended September 30, 2014.  The average rate of our total interest-bearing liabilities decreased by four basis points to 0.77% for the three months ended September 30, 2015 compared to 0.81% for the three months ended September 30, 2014. The average balance of our interest-bearing liabilities decreased $28.9 million to $1.1 billion for the three months ended September 30, 2015. As a result, our net interest rate spread increased twenty-seven basis points to 3.10% for the three months ended September 30, 2015 from 2.83% for the three months ended September 30, 2014, and our net interest margin also increased twenty-seven basis points to 3.28% for the three months ended September 30, 2015 from 3.01% for the three months ended September 30, 2014.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.  Net interest income for the nine months ended September 30, 2015 and 2014 was $35.4 million and $32.4 million, respectively. The increase in net interest income for the nine months ended September 30, 2015 was primarily due to the increase in the average balance of our total interest-earning assets, an increase in the average yield of interest earning assets and a decrease in the average rate of our total interest-bearing liabilities. For the nine months ended September 30, 2015, the average balance of our total interest-earning assets increased by $58.0 million to $1.5 billion, and the average yield of interest-earning assets increased by ten basis points to 3.81% from 3.71% for the nine months ended September 30, 2014.  The average rate of our total interest-bearing liabilities decreased by seven basis points to 0.76% for the nine months ended September 30, 2015 compared to 0.83% for the nine months ended September 30, 2014, which was partially offset by the increase in the average balance of total interest-bearing liabilities by $26.9 million to $1.1 billion for the nine months ended September 30, 2015. As a result, our net interest rate spread increased seventeen basis points to 3.05% for the nine months ended September 30, 2015 from 2.88% for the nine months ended September 30, 2014, and our net interest margin also increased sixteen basis points to 3.21% for the nine months ended September 30, 2015 from 3.05% for the nine months ended September 30, 2014.

Interest Income

Three months ended September 30, 2015 compared to the three months ended September 30, 2014. Interest income increased $0.7 million, or 5.4%, to $13.9 million for the three months ended September 30, 2015. Interest income on loans increased $0.8 million and interest income on securities decreased $0.1 million for the three months ended September 30, 2015 as compared to the prior year period. The increase in interest income resulted primarily from an increase in the average yield of interest-earning assets by twenty-three basis points to 3.87% for the three months ended September 30, 2015 compared to 3.64% for the three months ended September 30, 2014. This increase was offset by a $10.3 million decrease of the average balance of our interest-earnings assets to $1.4 billion for the three months ended September 30, 2015.

Interest income on loans increased $0.8 million, or 8.4%, to $10.6 million for the three months ended September 30, 2015 as a result of an increase in the average balance of loans, partially offset by a decrease in the average yield on loans. The average balance of loans increased by $85.3 million to $825.4 million for the three months ended September 30, 2015 from $740.1 million for the three months ended September 30, 2014 as a result of new loan originations, the majority of which were one-to-four family residential loans, a purchased pool of performing commercial leases, the origination of commercial leases, and commercial and industrial loans.  Partially offsetting the increase in the average balance of loans was a decrease in the average yield on loans, which decreased by fifteen basis points to 5.07% for the three months ended September 30, 2015 from 5.22% for the three months ended September 30, 2014 due to pay-offs of higher-yielding existing loans and charged-off interest associated with non-accrual loans.

Interest income on securities decreased $0.1 million, or 2.9%, to $3.3 million for the three months ended September 30, 2015 primarily as a result of a decrease in the average balance of securities. The average balance of securities decreased $96.9 million to $572.1 million for the three months ended September 30, 2015 from $669.1 million for the three months ended September 30, 2014 due to a decrease in the average balance of our short-term agency securities.  The average yield on securities increased by twenty-eight basis points to 2.30% for the three months ended September 30, 2015 from 2.02% for the three months ended September 30, 2014.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Interest income increased $2.6 million, or 6.7%, to $42.0 million for the nine months ended September 30, 2015 primarily as a result of a $2.5 million increase in interest income on loans. The increase in interest income resulted primarily from a $58.0 million increase in the average balance of our interest-earnings assets to $1.5 billion for the nine months ended September 30, 2015. The average yield of interest-earning assets increased by ten basis points to 3.81% for the nine months ended September 30, 2015 compared to 3.71% for the nine months ended September 30, 2014.

Interest income on loans increased $2.5 million, or 8.4%, to $31.7 million for the nine months ended September 30, 2015 as a result of an increase in the average balance of loans, partially offset by a decrease in the average yield on loans. The average balance of loans increased by $84.5 million to $805.9 million for the nine months ended September 30, 2015 from $721.4 million for the nine months ended September 30, 2014 as a result of new loan originations, the majority of which were one-to-four family residential loans, a purchased pool of performing commercial leases, the origination of commercial leases, and commercial and industrial loans. First Guaranty attributes most of the growth in commercial and industrial loans to our business strategy to grow small business loans. Partially offsetting the increase in the average balance of loans was a decrease in the average yield on loans, which decreased by sixteen basis points to 5.26% for the nine months ended September 30, 2015 from 5.42% for the nine months ended September 30, 2014 due to pay-offs of higher-yielding existing loans and charged-off interest associated with non-accrual loans.

Interest income on securities increased $0.2 million, or 2.2%, to $10.3 million for the nine months ended September 30, 2015 primarily as a result of an increase in the average yield on securities. The average yield on securities increased by six basis points to 2.15% for the nine months ended September 30, 2015 from 2.09% for the nine months ended September 30, 2014. This was offset by a decrease in the average balance of securities by $4.6 million to $638.3 million for the nine months ended September 30, 2015 from $642.9 million for the nine months ended September 30, 2014 due to a decrease in the average balance of our short-term agency securities.

Interest Expense

Three months ended September 30, 2015 compared to the three months ended September 30, 2014. Interest expense decreased $0.2 million, or 7.7%, to $2.1 million for the three months ended September 30, 2015 from $2.3 million for the three months ended September 30, 2014 due to decreases in the average rate on time deposits and the average balance of deposits. The average rate of time deposits decreased by 7 basis points during the three months ended September 30, 2015 to 1.08%, reflecting downward repricing of our time deposits in the continued low interest rate environment. The average balance of interest-bearing deposits decreased by $22.7 million during the three months ended September 30, 2015 to $1.1 billion as a result of a $29.2 million decrease in the average balance of time deposits that was partially offset by a $6.5 million increase in the average balance of interest-bearing demand deposits and savings deposits.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.  Interest expense decreased $0.4 million, or 6.1%, to $6.6 million for the nine months ended September 30, 2015 from $7.0 million for the nine months ended September 30, 2014 due to a decrease in the average rate on time deposits.  The average rate of time deposits decreased by 10 basis points during the nine months ended September 30, 2015 to 1.10%, reflecting downward repricing of our time deposits in the continued low interest rate environment. The average balance of interest-bearing deposits increased by $31.4 million during the nine months ended September 30, 2015 to $1.1 billion as a result of a $29.9 million increase in the average balance of interest-bearing demand deposits and savings deposits along with a $1.5 million increase in the average balance of time deposits.

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
	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
(in thousands except for %)	Average Balance	Interest	Yield/Rate (5)	Average Balance	Interest	Yield/Rate (5)
Assets
Interest-earning assets:
Interest-earning deposits with banks	$25,591	$14	0.22%	$24,315	$16	0.28%
Securities (including FHLB stock)	572,143	3,312	2.30%	669,067	3,410	2.02%
Federal funds sold	334	-	-%	272	-	-%
Loans, net of unearned income	825,393	10,551	5.07%	740,140	9,735	5.22%
Total interest-earning assets	1,423,461	$13,877	3.87%	1,433,794	$13,161	3.64%

Noninterest-earning assets:
Cash and due from banks	7,435			8,804
Premises and equipment, net	20,528			20,225
Other assets	7,364			6,429
Total Assets	$1,458,788			$1,469,252

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$373,901	$348	0.37%	$375,718	$321	0.34%
Savings deposits	78,138	9	0.05%	69,862	8	0.05%
Time deposits	636,481	1,727	1.08%	665,640	1,923	1.15%
Borrowings	7,464	35	1.86%	13,673	44	1.28%
Total interest-bearing liabilities	1,095,984	$2,119	0.77%	1,124,893	$2,296	0.81%

Noninterest-bearing liabilities:
Demand deposits	210,568			202,596
Other	4,547			5,077
Total Liabilities	1,311,099			1,332,566

Shareholders' equity	147,689			136,686
Total Liabilities and Shareholders' Equity	$1,458,788			$1,469,252
Net interest income		$11,758			$10,865

Net interest rate spread (1)			3.10%			2.83%
Net interest-earning assets (2)	$327,477			$308,901
Net interest margin (3), (4)			3.28%			3.01%

Average interest-earning assets to interest-bearing liabilities			129.88%			127.46%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	The tax adjusted net interest margin was 3.31% and 3.04% for the above periods ended September 30, 2015 and 2014 respectively. A 35% tax rate was used to calculate the effect on securities income from tax exempt securities.
(5)	Annualized.

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
(in thousands except for %)	Average Balance	Interest	Yield/Rate (5)	Average Balance	Interest	Yield/Rate (5)
Assets
Interest-earning assets:
Interest-earning deposits with banks	$30,841	$56	0.24%	$52,804	$97	0.25%
Securities (including FHLB stock)	638,320	10,256	2.15%	642,895	10,034	2.09%
Federal funds sold	312	-	-%	313	-	0.05%
Loans, net of unearned income	805,947	31,680	5.26%	721,419	29,220	5.42%
Total interest-earning assets	1,475,420	$41,992	3.81%	1,417,431	$39,351	3.71%

Noninterest-earning assets:
Cash and due from banks	7,025			9,246
Premises and equipment, net	19,896			19,772
Other assets	6,299			7,662
Total Assets	$1,508,640			$1,454,111

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$412,053	$1,052	0.34%	$390,099	$1,004	0.34%
Savings deposits	76,591	26	0.05%	68,700	24	0.05%
Time deposits	652,050	5,369	1.10%	650,518	5,848	1.20%
Borrowings	5,909	104	2.36%	10,420	102	1.31%
Total interest-bearing liabilities	1,146,603	$6,551	0.76%	1,119,737	$6,978	0.83%

Noninterest-bearing liabilities:
Demand deposits	210,598			196,821
Other	5,245			4,759
Total Liabilities	1,362,446			1,321,317

Shareholders' equity	146,194			132,794
Total Liabilities and Shareholders' Equity	$1,508,640			$1,454,111
Net interest income		$35,441			$32,373

Net interest rate spread (1)			3.05%			2.88%
Net interest-earning assets (2)	$328,817			$297,694
Net interest margin (3), (4)			3.21%			3.05%

Average interest-earning assets to interest-bearing liabilities			128.68%			126.59%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	The tax adjusted net interest margin was 3.24% and 3.08% for the above periods ended September 30, 2015 and 2014 respectively. A 35% tax rate was used to calculate the effect on securities income from tax exempt securities.
(5)	Annualized.

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

For the three months ended September 30, 2015, the provision for loan losses was $1.9 million compared to $0.4 million for the same period in 2014.  The allowance for loan losses at September 30, 2015 was $9.8 million and was 1.15% of total loans.  The increase in the provision was principally due to growth in loans and to account for specific charge-offs concentrated in four loan relationships described earlier.

We recorded a $2.9 million provision for loan losses for the nine months ended September 30, 2015 compared to $1.1 million for the same period in 2014. The increase in the provision was principally due to growth in loans and to account for specific charge-offs concentrated in four credit relationships described earlier.

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

Noninterest income totaled $3.7 million for the three months ended September 30, 2015, an increase of $2.1 million from $1.6 million for the three months ended September 30, 2014.  The majority of the increase was due to higher gains on securities sales.  Net securities gains were $2.2 million for the three months ended September 30, 2015 as compared to $0.1 million for the same period in 2014. The gains on securities sales occurred as First Guaranty sold investment securities in order to fund loan growth and liquidated its shares in a preferred security that converted to common stock in the first quarter of 2015.  Service charges, commissions and fees totaled $0.7 million for the three months ended September 30, 2015 and 2014.  ATM and debit card fees totaled $0.4 million for the three months ended September 30, 2015 and 2014. Other noninterest income totaled $0.3 million for the three months ended September 30, 2015 and $0.4 million for the same period in 2014.

Noninterest income totaled $7.6 million for the nine months ended September 30, 2015, an increase of $2.8 million from $4.7 million for the nine months ended September 30, 2014. The majority of the increase was due to higher gains on securities sales. Net securities gains were $3.2 million for the nine months ended September 30, 2015 as compared to $0.3 million for the same period in 2014. The gains on securities sales occurred as First Guaranty sold investment securities in order to fund loan growth and liquidated its shares in a preferred security that converted to common stock in the first quarter of 2015. Service charges, commissions and fees totaled $2.0 million for the nine months ended September 30, 2015 and $2.1 million for the nine months ended September 30, 2014. ATM and debit card fees totaled $1.3 million for the nine months ended September 30, 2015 and $1.2 million for the same period in 2014. Other noninterest income totaled $1.0 million for the nine months ended September 30, 2015 compared to $1.1 million for the nine months ended September 30, 2014.

Noninterest Expense.

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense and other types of expenses.  Noninterest expense totaled $7.8 million for the three months ended September 30, 2015 and $7.6 million for the three months ended September 30, 2014. Salaries and benefits expense totaled $3.8 million for the three months ended September 30, 2015 and $4.0 million for the three months ended September 30, 2014. Occupancy and equipment expense totaled $1.0 million for both the three months ended September 30, 2015 and 2014. Other noninterest expense totaled $3.0 million for the three months ended September 30, 2015, an increase of $0.3 million when compared to $2.7 million for the same period in 2014. The largest increase in noninterest expense occurred due to higher costs associated with other real estate owned.

Noninterest expense totaled $23.4 million for both the nine months ended September 30, 2015 and 2014.  Salaries and benefits expense totaled $11.7 million for both the nine months ended September 30, 2015 and 2014. Occupancy and equipment expense totaled $2.9 million for the nine months ended September 30, 2015 compared to $3.0 million for the same period in 2014.  Other noninterest expense totaled $8.7 million for the nine months ended September 30, 2015 and $8.6 million for the same period in 2014.

The following table presents, for the periods indicated, the major categories of other noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Other noninterest expense:
Legal and professional fees	$561	$468	$1,351	$1,344
Data processing	250	264	866	812
Marketing and public relations	242	165	611	506
Taxes - sales, capital, and franchise	177	171	542	517
Operating supplies	117	113	319	305
Travel and lodging	247	130	657	427
Telephone	43	60	138	184
Amortization of core deposits	80	80	240	240
Donations	88	75	258	225
Net costs from other real estate and repossessions	163	88	454	836
Regulatory assessment	288	289	828	901
Other	720	795	2,452	2,341
Total other noninterest expense	$2,976	$2,698	$8,716	$8,638

Income Taxes.

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other non-deductible expenses.  The provision for income taxes for the three months ended September 30, 2015 and 2014 was $2.0 million and $1.5 million, respectively.  The provision for income taxes increased due to the increase in income before taxes.  First Guaranty’s statutory tax rate was 35.0% for the three months ended September 30, 2015, which was unchanged from the third quarter of 2014.

The provision for income taxes for the nine months ended September 30, 2015 and 2014 was $5.6 million and $4.2 million, respectively. The provision for income taxes increased due to the increase in income before taxes. Our statutory tax rate was 35.0% for the nine months ended September 30, 2015 and 2014.

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

Loans maturing within one year or less at September 30, 2015 totaled $167.1 million. At September 30, 2015, time deposits maturing within one year or less totaled $406.6 million. First Guaranty’s held-to-maturity ("HTM") portfolio at September 30, 2015 was $216.4 million or 41.8% of the investment portfolio compared to $141.8 million or 22.1% at December 31, 2014. The securities in the HTM portfolio are used to collateralize public funds deposits and may also be used to secure borrowings with the Federal Home Loan Bank or Federal Reserve Bank. The agency securities in the HTM portfolio have maturities of 10 years or less. The mortgage backed securities have stated final maturities of 15 to 20 years at September 30, 2015. The HTM portfolio had a forecasted weighted average life of approximately 3.6 years based on current interest rates. Management regularly monitors the size and composition of the HTM portfolio to evaluate its effect on First Guaranty’s liquidity. First Guaranty’s available-for-sale ("AFS") portfolio was $301.3 million or 58.2% of the investment portfolio as of September 30, 2015. The majority of the AFS portfolio was comprised of  U.S. Government Agencies, municipal bonds and investment grade corporate bonds. Management believes these securities are readily marketable and enhance First Guaranty’s liquidity.

First Guaranty maintained a net borrowing capacity at the Federal Home Loan Bank totaling $107.7 million and $156.4 million at September 30, 2015 and December 31, 2014, respectively. First Guaranty also has a discount window line with the Federal Reserve Bank. We also maintain federal funds lines of credit at various correspondent banks with borrowing capacity of $70.5 million and a revolving line of credit for $2.5 million with an availability of $0.7 million as of September 30, 2015. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources.

First Guaranty's capital position is reflected in shareholders’ equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total shareholders’ equity increased to $148.3 million at September 30, 2015 from $139.6 million at December 31, 2014. The increase in total shareholders’ equity was principally the result of an increase in retained earnings of $7.8 million and a $0.9 million increase in the balance of the accumulated other comprehensive income from $0.2 million at December 31, 2014 to $1.2 million at September 30, 2015.  The $7.8 million increase in retained earnings was due to net income of $11.1 million during the nine month period ended September 30, 2015, partially offset by $3.0 million in cash dividends paid on our common stock and $0.3 million in dividends paid on our Series C Preferred Stock issued to the Treasury in connection with our participation in the SBLF. We are currently at the contractual minimum dividend rate of 1.0% on our SBLF capital. Beginning on March 22, 2016, the per annum dividend rate on the Series C Preferred Stock will increase to a fixed rate of 9.0% if any Series C Preferred Stock remains outstanding.

Subject to the approval of the Federal Reserve Bank of Atlanta, First Guaranty intends to repay the $39.4 million in SBLF capital received from the U.S. Treasury by December 31, 2015. First Guaranty expects to use a combination of the following potential sources of funds to repay SBLF: (1) cash from First Guaranty; (2) net proceeds from the recently completed common stock offering; (3) funds received from an offering of subordinated debt; and (4) a secured term loan from another financial institution. We anticipate raising between $10.0 million to $15.0 million through the issuance of subordinated debt in either a private or public offering. In addition, we are in the process of securing a term loan from another financial institution for up to $25.0 million secured by a pledge of 85% of First Guaranty Bank's common stock held by First Guaranty.

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

At September 30, 2015, we satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.

	"Well Capitalized Minimums"	As of September 30, 2015	As of December 31, 2014
Tier 1 Leverage Ratio
Consolidated	5.00%	9.96%	9.33%
Bank	5.00%	9.51%	9.26%

Tier 1 Risk-based Capital Ratio
Consolidated	8.00%	13.31%	13.16%
Bank	8.00%	12.73%	13.08%

Total Risk-based Capital Ratio
Consolidated	10.00%	14.21%	14.05%
Bank	10.00%	13.64%	13.96%

Common Equity Tier One Capital Ratio
Consolidated	6.50%	9.68%	* %
Bank	6.50%	12.73%	* %

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

The following interest sensitivity analysis is one measurement of interest rate risk. This analysis, which we prepare monthly, reflects the contractual maturity characteristics of assets and liabilities over various time periods. This analysis does not factor in prepayments or interest rate floors on loans which may significantly change the report. This table includes nonaccrual loans in their respective maturity periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at September 30, 2015 illustrated below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

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

	September 30, 2015
	Interest Sensitivity Within
(in thousands except for %)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$408,301	$53,818	$462,119	$394,615	$856,734
Securities (including FHLB stock)	22,314	9,075	31,389	487,280	518,669
Federal Funds Sold	282	-	282	-	282
Other earning assets	10,248	-	10,248	-	10,248
Total earning assets	$441,145	$62,893	$504,038	$881,895	$1,385,933

Source of Funds:
Interest-bearing accounts:
Demand deposits	$362,875	$-	$362,875	$-	$362,875
Savings deposits	80,542	-	80,542	-	80,542
Time deposits	197,503	209,089	406,592	213,625	620,217
Short-term borrowings	-	1,800	1,800	-	1,800
Long-term borrowings	-	-	-	1,006	1,006
Noninterest-bearing, net	-	-	-	319,493	319,493
Total source of funds	$640,920	$210,889	$851,809	$534,124	$1,385,933

Period gap	$(199,775)	$(147,996)	$(347,771)	$347,771
Cumulative gap	$(199,775)	$(347,771)	$(347,771)	$-

Cumulative gap as a percent of earning assets	-14.4%	-25.1%	-25.1%

Net interest income at risk measures the risk of a decline in earnings due to changes in interest rates. The first table below presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in the yield curve over a 12-month horizon at September 30, 2015. Shifts are measured in 100 basis point increments (+400 through -100 basis points) from base case. We don’t present shifts less than 100 basis points because of the current low interest rate environment. The base case scenario encompasses key assumptions for asset/liability mix, loan and deposit growth, pricing, prepayment speeds, deposit decay rates, securities portfolio cash flows and reinvestment strategy and the market value of certain assets under the various interest rate scenarios. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous shocks are performed against that yield curve. The second table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from a gradual shift in the yield curve over a 12 month horizon.

Instantaneous Changes in Interest Rates (In Basis Points)	Percent Change In Net Interest Income
+400	(14.11%)
+300	(7.41%)
+200	(4.44%)
+100	(1.81%)
Base	-%
-100	(4.69%)

Gradual Change in Interest Rates (In Basis Points)	Percent Change In Net Interest Income
+400	(2.10%)
+300	(1.10%)
+200	(0.52%)
+100	(0.20%)
Base	-%
-100	(0.99%)

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

At September 30, 2015, First Guaranty is subject to various legal proceedings in the normal course of business and otherwise. It is our belief that the ultimate resolution of such claims will not have a material adverse effect on First Guaranty's financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes to our risk factors as disclosed in First Guaranty's Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On November 12, 2015, First Guaranty sold in a public offering a total of 600,000 shares of its common stock, par value $1.00 per share, at a public offering price of $18.50 per share for gross proceeds of $11.1 million. The shares included in the offering were registered under the Securities Act of 1933, as amended pursuant to First Guaranty's Registration Statement on Form S-1 (File No. 333-199602) which was declared effective by the Securities and Exchange Commission on November 5, 2015. The Form S-1 registered 862,500 shares for an aggregate offering price of $22.9 million. Sandler O'Neill & Partners, L.P. acted as sole book-running manager for the offering and has an option to purchase up to an additional 90,000 shares of common stock at the public offering price, less the underwriting discount, within 30 days from the effective date of the registration statement. The offering commenced on October 26, 2015.

The offering resulted in $10.5 million of proceeds before expenses, after deducting underwriting discounts and commissions of $555,000 payable by First Guaranty to Sandler O'Neill & Partners, L.P. None of the underwriting discounts and commissions or other offering expenses were incurred or paid to First Guaranty's directors or officers or their associates or to persons owning 10% or more of First Guaranty's common stock or to any of its affiliates.

First Guaranty intends to use the net proceeds from the offering to support the growth of First Guaranty Bank's loan portfolio, including the possibility of making larger loans due to its increased legal lending limit, to finance potential strategic acquisitions and for other general corporate purposes.  First Guaranty may also use a portion of the net proceeds of the offering to redeem a portion of its shares of preferred stock issued to the U.S. Department of the Treasury as part of its participation in the Small Business Lending Fund program by December 31, 2015.

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

FIRST GUARANTY BANCSHARES, INC.

Date: November 16, 2015	By: /s/ Alton B. Lewis
Alton B. Lewis
Principal Executive Officer

Date: November 16, 2015	By: /s/ Eric J. Dosch
Eric J. Dosch
Principal Financial Officer
Secretary and Treasurer