Form 10-K
period 2015-12-31
First Guaranty Bancshares, Inc.
filed 2016-03-28
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or
 ☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Not Applicable
(Former name or former address, if changed since last report)

Securities Registered Pursuant to Section 12(b) of the Act:
Common Stock, $1.00 par value	The NASDAQ Stock Market, LLC
(Title of each class)	(Name of each exchange on which registered)

Securities Registered Pursuant to Section 12(g) of the Act: None

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
YES ☒        NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.T ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐Accelerated filer☐Non-accelerated filer☐Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES ☐        NO ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2015 was $59,000,662 based upon the price from the last trade of $18.25.

As of March 25, 2016, there were issued and outstanding 7,609,194 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)  Proxy Statement for the 2016 Annual Meeting of Shareholders of the Registrant (Part III).

TABLE OF CONTENTS

PART 1

Item 1 – Business

Our Company

First Guaranty Bancshares, Inc. ("First Guaranty" or the “Company”) is a Louisiana-chartered bank holding company headquartered in Hammond, Louisiana. Our wholly owned subsidiary, First Guaranty Bank (the “Bank”), a Louisiana-chartered commercial bank, provides personalized commercial banking services mainly to Louisiana customers through 21 banking facilities primarily located in the Market Services Areas (MSAs), of Hammond, Baton Rouge, Lafayette and Shreveport-Bossier City. Our principal business consists of attracting deposits from the general public and local municipalities in our market areas and investing those deposits, together with funds generated from operations and borrowings in lending and in securities activities to serve the credit needs of our customer base, including commercial real estate loans, commercial and industrial loans, one- to four-family residential real estate loans, construction and land development loans, agricultural and farmland loans, and to a lesser extent, consumer and multifamily loans. We also participate in certain syndicated loans, including shared national credits, with other financial institutions. We offer a variety of deposit accounts to consumers and small businesses, including personal and business checking and savings accounts, time deposits, money market accounts and demand accounts. We invest a portion of our assets in securities issued by the United States Government and its agencies, state and municipal obligations, corporate debt securities, mutual funds, and equity securities. We also invest in mortgage-backed securities primarily issued or guaranteed by United States Government agencies or enterprises. In addition, we offer a broad range of consumer services, including personal and commercial credit cards, remote deposit capture, safe deposit boxes, official checks, internet banking, automated teller machines, online bill pay, mobile banking and lockbox services.

At December 31, 2015, we had consolidated total assets of $1.5 billion, total deposits of $1.3 billion and total shareholders’ equity of $118.2 million.

Recent Events

In November 2015, the Company completed a public offering of 626,560 shares of its common stock, par value $1.00 per share, at a public offering price of $18.50 per share for net proceeds of $9.3 million. Concurrent with the completion of the offering, the Company's shares began to trade on the Nasdaq Global Market. Following the completion of the offering, the Company declared a 10% stock dividend.

In December 2015, the Company issued a $15.0 million subordinated note to Edgar Ray Smith III, a director of the Company in a private placement. The subordinated note is for a ten-year term and will bear interest at a fixed annual rate of 4.0% for the first five years of the term and then adjust to a floating rate based on the Prime Rate plus 75 basis points for the period of time after the fifth year until redemption or maturity. Also in December 2015, the Company entered into a term loan of $25.0 million with First Tennessee Bank National Association secured by approximately 85% of the stock of the Company's wholly-owned bank subsidiary, First Guaranty Bank. The term loan will bear interest quarterly and the interest rate will float based on the 3-month LIBOR plus 250 basis points. The term loan will be due and payable five years from the origination date (December 2020).

Following the completion of the capital raising actions noted above, on December 22, 2015, the Company redeemed all of the 39,435 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series C, that had been issued to the United States Department of Treasury pursuant to the Small Business Lending Fund (the "SBLF").  The shares were redeemed at their liquidation value of $1,000 per share plus accrued and unpaid dividends for a total redemption price of $39.5 million.

Our History and Growth

First Guaranty Bank was founded in Amite, Louisiana on March 12, 1934. While the origins of First Guaranty Bank go back over 80 years, we began our modern history in 1993 when an investor group, led by Marshall T. Reynolds, our Chairman, invested $3.6 million in First Guaranty Bank as part of a recapitalization plan with the objective of building a community-focused commercial bank in our Louisiana markets. Since the implementation of that recapitalization plan, we have grown from six branches and $159 million in assets at the end of 1993 to 21 branches and $1.5 billion in assets at December 31, 2015. We have also paid a quarterly dividend for 90 consecutive quarters at December 31, 2015. On July 27, 2007, we formed First Guaranty Bancshares and completed a one-for-one share exchange that resulted in First Guaranty Bank becoming the wholly-owned subsidiary of First Guaranty Bancshares (the “Share Exchange”) and First Guaranty Bancshares becoming an SEC reporting public company.

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
Hammond MSA

In addition, our participation in the SBLF enabled us to leverage $39.4 million in capital received from the United States Department of the Treasury (the “U.S. Treasury”) to grow our lending business. As a result of the SBLF capital, we were able to grow our qualified small business lending by $54.4 million since 2011. The majority of this loan growth has been concentrated in owner-occupied commercial real estate and commercial and industrial loans. In December of 2015, we redeemed the $39.4 million in preferred stock issued to the U.S. Treasury.

Our Markets

Our primary market areas include the Louisiana MSAs of Hammond, Baton Rouge, Lafayette, and Shreveport-Bossier City. Most of our branches are located along the major Louisiana interstates of I-12, I-55, I-10 and I-20.

Hammond MSA. We are headquartered in Hammond, Louisiana and approximately 50% of our deposits are in the Hammond MSA, our largest deposit concentration market. We had a deposit market share of 36.4% (at June 30, 2015) in the Hammond MSA, placing us first overall. Hammond is the principal city of the Hammond MSA, which includes all of Tangipahoa Parish, and is located approximately 50 miles north of New Orleans and 30 miles east of Baton Rouge. The Hammond MSA has a population of approximately 125,000. Hammond is intersected by I-55 and I-12, which are two heavily traveled interstate highways. As a result of Hammond's close proximity to New Orleans and Baton Rouge, Hammond and Tangipahoa Parish are among the fastest growing cities and Parishes in Louisiana. There is an abundance of new development, both commercial and residential, as well as numerous hotels which absorb overflowing demand for rooms near major events in New Orleans. Hammond is also the home of the main campus of Southeastern Louisiana University, with an enrollment of approximately 15,000 students.
The Hammond Northshore Regional Airport is a backup landing site for the Louis Armstrong New Orleans International Airport. The Louisiana National Guard maintains a 56-acre campus at the airport, which is home to the 1/244th Air Assault Helicopter Battalion. Port Manchac, which provides egress via Lake Pontchartrain with the Gulf of Mexico, is located 15 miles south of Hammond. The Hammond Amtrak Station located in downtown Hammond is on Amtrak's City of New Orleans route, which runs from New Orleans to Chicago, Illinois. The combination of highway, air, sea and rail transportation has made Hammond a major transportation and commercial hub of Louisiana. Hammond hosts numerous warehouses and distribution centers, and is a major distribution point for Wal-Mart and Winn Dixie.

Baton Rouge MSA. Baton Rouge is the capital of Louisiana and the MSA has a population of approximately 824,000. As the capital city, Baton Rouge is the political hub for Louisiana. The state government is the largest employer in Baton Rouge. Baton Rouge is the farthest inland port on the Mississippi River that can accommodate ocean-going tankers and cargo carriers. As a result, Baton Rouge's largest industry is petrochemical production and manufacturing. The ExxonMobil facility in Baton Rouge is one of the largest oil refineries in the country. Baton Rouge also has a diverse economy comprised of healthcare, education, finance and motion pictures. The main campus of Louisiana State University, with an enrollment of approximately 30,000 students, and Southern University, with an enrollment of approximately 7,000 students, are located in Baton Rouge.

Our market areas in the Baton Rouge MSA also include the Livingston and St. Helena Parishes. Livingston Parish's growth is tied to Baton Rouge as it is a suburban community with many of its residents commuting to Baton Rouge for employment. The economy for St. Helena Parish is comprised primarily of forestry operations, construction, manufacturing, educational services, health care, and social assistance.

Lafayette MSA. Lafayette is Louisiana's third largest city and deposit market, and is located in the Lafayette-Acadiana region. The Lafayette MSA has a population of approximately 479,000. Its major industries include oil and gas, healthcare, construction, manufacturing and agriculture. With respect to agriculture, sugarcane and rice are the leaders among the plant producers within the area, with approximately 30,000 acres of sugarcane and 51,000 acres of rice plantings. Lafayette also has numerous beef producers and fisheries. We finance agricultural loans, predominately out of our Abbeville and Jennings branches, in Southwest Louisiana. Lafayette is home to the University of Louisiana at Lafayette, with an enrollment of approximately 17,000 students.
Shreveport-Bossier City MSA. Our primary market areas in northwest Louisiana are the Bossier and Caddo Parishes, which are a part of the Shreveport-Bossier City MSA. The Shreveport and Bossier City MSA has a population of approximately 451,000. Shreveport and Bossier City are located in northern Louisiana on I-20, approximately 15 miles from the Texas state border and 185 miles east of Dallas, Texas. Our primary market area has a diversified economy with employment in services, government and wholesale/retail trade constituting the basis of the local economy, with service jobs being the largest component. The majority of the services are health care related as Shreveport has become a regional hub for health care. The casino gaming industry, with its Las Vegas-style gaming, year-round festivals and local dining, also supports a significant number of service jobs. The energy sector has a prominent role in the regional economy, resulting from oil and gas exploration and drilling. Bossier Parish is also the home to the Barksdale Air Force Base, which has 12,000 employees.

Our Strategy
Our mission is to increase shareholder value while providing services for and contributing to the growth and welfare of the communities that we serve. As "The Relationship Bank," our mission is to become the bank of choice for small business and consumer customers who are located in both metropolitan and rural markets. We desire to grow our market share along Louisiana's key interstate corridors of major interstates I-12, I-55, I-10 and I-20 both organically and through strategic acquisitions. To achieve this, we seek to implement the following strategies:
Continue to Increase Total Loans as a Percentage of Assets. We plan to continue to change our asset composition by growing our loan portfolio to increase our total loans as a percentage of our assets. Our loan to deposit ratio was 64.9% as of December 31, 2015. The growth in our loan portfolio has broadened our customer base, reduced our interest rate risk exposure to fixed rate investment securities, and helped us expand our net interest margin. We have invested in the internal development of our lending department along with the select addition of experienced lenders.
We intend to continue to grow our loan portfolio organically by targeting small and medium-sized businesses engaged in manufacturing, agriculture, petrochemicals, healthcare and other professional services. As a participant in the SBLF, we developed and executed a sustained loan growth campaign focused on these target loan areas beginning in 2011 that far exceeded our original goals of the program. We are continuing this campaign even after we redeemed our SBLF preferred stock in December 2015.  Our gross loan portfolio has increased by $268.5 million, or 46.8%, to $841.6 million at December 31, 2015 from $573.1 million at December 31, 2011.

Our commercial lending team is organized around our regional market areas of Louisiana. A senior experienced lender leads each market team and ensures that our lenders deliver timely service to customers, meet and exceed expectations of loan approval time, and broaden customer relationships through referrals. We hired a seasoned chief lending officer in 2015 who will manage our loan portfolio and foster strong commercial and consumer lending opportunities in both our current and new market areas.
We are expanding upon our successful small business lending program with a new emphasis on growing our SBA, USDA and commercial leasing lending programs. We have invested in training key personnel to focus on this market as we believe that SBA, USDA and commercial leasing loans can serve as new market opportunities for our Bank. We will continue to be a leading agricultural lender and grow our FSA lending.
Over the last eight years, we have pursued a focused program to participate in syndicated loans (loans made by a group of lenders, including us, who share or participate in a specific loan, which is typically secured by business assets or equipment, and also commercial real estate) with a larger regional financial institution as the lead lender. Our focus has been to finance middle market companies whose borrowing needs typically range from $25 million to $75 million. Syndicated loans diversify our loan portfolio, increase our yield and mitigate interest rate risk due to the variable rate pricing structure of the loans. We expect to continue our syndicated lending program but our local loan originations remain our funding priority.
We intend to grow our consumer loan portfolio principally through our residential mortgage program. We hired an experienced team leader in 2013 to grow the consumer residential mortgage business and we have invested in systems to accelerate the decision making process to deliver quality customer service to our customers. We intend to leverage our existing branch network to expand our retail lending. We have expanded our technology to make it easier for both individual and business customers to bank with us through mobile and internet banking.
Expand Individual and Business Deposits and Maintain our Public Funds Program. Our deposit strategy is focused on continuing to expand our individual and business deposit bases while maintaining our public funds deposit program. Our deposit strategy leverages off the market share dominance that we have in several of our markets, such as the Hammond MSA where we had a 36.4% deposit market share at June 30, 2015, placing us first overall. In recent years, we have worked to prudently and diligently lower our cost of deposits. Our commercial and consumer lending teams focus on building business and individual deposits concurrent with loans. Our public funds department is dedicated to maintaining strong relationships with our well diversified base of public entities. We provide a variety of services to our public funds clients. Our public funds deposit program has provided us with a stable and low cost source of funding. We will continue to concentrate on keeping many of these funds under contract as we are often the fiscal agent for these governmental agencies which helps maintain this funding.
Maintain Strong Asset Quality. We emphasize a disciplined credit culture based on intimate market knowledge, close ties to our customers, sound underwriting standards and experienced loan officers. While the challenging operating environment which began following the 2008-2009 recession of the United States contributed to an increase in problem assets, management's primary objective has been to expeditiously reduce the level of non-performing assets through diligent monitoring and aggressive resolution efforts. The results of this effort are reflected in our improved asset quality. At December 31, 2015, non-performing assets totaled $22.0 million, or 1.51% of total assets, and has declined by $6.9 million from $28.9 million, or 2.13% of total assets at December 31, 2011.

Pursue Strategic Acquisitions. Our strategy is to supplement our organic growth by executing a targeted and disciplined acquisition strategy of community banks and non-banking financial companies as opportunities arise. We have successfully integrated prior acquisitions as demonstrated by our acquisitions of Greensburg Bancshares, Inc. in 2011 and Homestead Bancorp, Inc. in 2007. Our board of directors' broad experiences across many industries assists us in expanding our business. Our Chairman, Marshall T. Reynolds, has more than 40 years of experience in managing the growth of commercial banks both organically and through acquisitions throughout the United States.
We believe our ability to execute an acquisition strategy has been enhanced by our internal investments in the areas of operations, compliance, finance, credit and information technology that provide us with a scalable platform for growth. Our focus will be on targets with quality loan portfolios and a long term deposit customer base, particularly those with high levels of consumer and retail checking accounts, low cost deposits and favorable market share. We intend to pursue opportunities that will be accretive to earnings, result in a tangible book value earn back of approximately three years, strengthen our franchise, and ultimately enhance shareholder value.  We also believe the listing of our shares on NASDAQ in November 2015 provides us with a more marketable and liquid stock currency that will be attractive to potential targets.

Lending Activities
We offer a broad range of loan and lease products with a variety of rates and terms throughout our market areas, including business loans to primarily small to medium-sized businesses and professionals, as well as loans to individuals. Our lending operations consist of the following major segments: non-farm, non-residential loans secured by real estate, commercial and industrial loans, one- to four-family residential loans, construction and land development loans, agricultural loans, farmland loans, consumer and other loans, and multifamily loans. All loan decisions are locally made which can allow for a faster approval process than many of our larger regional and nationwide bank competitors.
Non-Farm Non-Residential Loans. Non-farm non-residential loans are an integral part of our operating strategy. We expect to continue to emphasize this business line in the future with a target loan size of $1.0 million to $10.0 million to small businesses and real estate projects in our market area. At December 31, 2015 loans secured by non-farm non-residential properties totaled $323.4 million, or 38.3% of our total loan portfolio. Our non-farm non-residential loans are secured by commercial real estate generally located in our market area, which may be owner-occupied or non-owner occupied. Following receipt of the SBLF capital, we have increased our owner-occupied commercial real estate loans by $37.0 million since December 31, 2011. Our owner-occupied commercial real estate loans totaled $144.3 million, or 44.6% of total non-farm non-residential loans at December 31, 2015. Permanent loans on non-farm non-residential properties are generally originated in amounts up to 85% of the appraised value of the property for owner-occupied commercial real estate properties and up to 80% of the appraised value of the property for non- owner-occupied commercial real estate properties. We consider a number of factors in originating non-farm non-residential loans. We evaluate the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. We consider the financial resources of the borrower, the borrower's experience in owning or managing similar property and the borrower's payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that the borrower's net operating income together with the borrower's other sources of income is at least 125% of the annual debt service and the ratio of the loan amount to the appraised value of the mortgaged property. We generally obtain personal guarantees from the borrower or a third party as a condition to originating commercial real estate loans. All non-farm non-residential loans are appraised by outside independent appraisers approved by the board of directors.
Our non-farm non-residential loans are diversified by borrower and industry group, and generally secured by improved property such as hotels, office buildings, retail stores, gaming facilities, warehouses, church buildings and other non-residential buildings. Non-farm non-residential loans are generally made at rates that adjust above the prime rate as reported in the Wall Street Journal, that mature in three to five years and with principal amortization for a period of up to 20 years. We will also originate fixed-rate, non-farm non-residential loans that mature in three to five years with principal amortization of up to 20 years. Our largest concentration of non-farm non-residential loans is secured by hotels, and such loans are generally made only to hotel operators known to management. We will finance the construction of the hotel project and upon completion the loan will convert to permanent financing with a balloon feature after three to five years.
Loans secured by non-farm non-residential real estate are generally larger and involve a greater degree of risk than residential real estate loans. The borrower's creditworthiness and the feasibility and cash flow potential of the project is of primary concern in non-farm non-residential real estate lending. Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans, because payments on loans secured by income properties are often dependent on the successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy.

Commercial and Industrial Loans. Commercial and industrial loans totaled $224.2 million, or 26.6% of our total loan portfolio at December 31, 2015. Commercial and industrial loans (excluding syndicated loans) are generally made to small and mid-sized companies located within the State of Louisiana. We also participate in government programs which guarantee portions of commercial and industrial loans such as the SBA and USDA. In most cases, we require collateral of equipment, accounts receivable, inventory, chattel or other assets before making a commercial business loan. We have a dedicated staff within our credit department that monitors asset based lending and regularly conducts reviews of borrowing based certificates, aging and inventory reports, and on-site audits. Our commercial term loans totaled $136.7 million at December 31, 2015, or 61.0% of total commercial and industrial loans. Our commercial and industrial maximum loan to value limit is 80%. Our commercial term loans are generally fixed interest rate loans, indexed to the prime rate, with terms of up to five years, depending on the needs of the borrower and the useful life of the underlying collateral. Our commercial lines of credit totaled $87.5 million at December 31, 2015, or 39.0% of total commercial and industrial loans. Typically, our commercial lines of credit are adjustable rate lines, indexed to the prime interest rate, which generally mature yearly. Our underwriting standards for commercial and industrial loans include a review of the applicant's tax returns, financial statements, credit history, the underlying collateral and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan based on cash flow generated by the applicant's business. We generally obtain personal guarantees from the borrower or a third party as a condition to originating commercial and industrial loans.

Over the last eight years, we pursued a focused program to participate in syndicated loans (loans made by a group of lenders, including us, who share or participate in a specific loan) with a larger regional financial institution as the lead lender. Syndicated loans are typically made to large businesses (which are referred to as shared national credits) or middle market companies (which do not meet the regulatory definition of shared national credits), both of which are secured by business assets or equipment, and also commercial real estate. The syndicate group for both types of loans usually consists of two to three other financial institutions. These loans are adjustable-rate loans generally tied to LIBOR. Our participation amounts typically range between $5.0 million and $15.0 million. Our focus has been to finance middle market companies whose borrowing needs typically range from $25.0 million to $75.0 million. Syndicated loans diversify our loan portfolio, increase our yield and mitigate interest rate risk due to the variable rate pricing structure of the loans. We have a defined set of credit guidelines that we use when evaluating these credits. Our credit department independently reviews all syndicate loans and our board of directors has created a special committee to oversee the underwriting and approval of these loans.  At December 31, 2015, syndicated loans secured by assets other than commercial real estate totaled $105.9 million, or 47.2% of the commercial and industrial loan portfolio.
Commercial and industrial loans generally involve increased credit risk and, therefore, typically yield a higher return. The increased risk in commercial and industrial loans derives from the expectation that such loans generally are serviced principally from the operations of the business, and those operations may not be successful. Any interruption or discontinuance of operating cash flows from the business, which may be influenced by events not under the control of the borrower such as economic events and changes in governmental regulations, could materially affect the ability of the borrower to repay the loan. In addition, the collateral securing commercial and industrial loans generally includes movable property such as equipment and inventory, which may decline in value more rapidly than we anticipate exposing us to increased credit risk. As a result of the foregoing, commercial and industrial loans require extensive administration and servicing.
One- to Four-Family Residential Real Estate Loans. At December 31, 2015, our one- to four-family residential real estate loans totaled $129.6 million, or 15.4% of our total loan portfolio. We originate one- to four-family residential real estate loans that are secured primarily by residential property in Louisiana. We generally originate loans in amounts up to 95% of the lesser of the appraised value or purchase price of the mortgaged property. We currently offer one- to four-family residential real estate loans with terms up to 30 years that are generally underwritten according to Fannie Mae guidelines, and we refer to loans that conform to such guidelines as "conforming loans." We generally originate fixed-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which at December 31, 2015 was $417,000 for single-family homes in our market area. At December 31, 2015, we held $25.4 million in jumbo loans that are greater than the conforming loan limit. We generally hold our one- to four-family residential real estate loans in our portfolio. We also originate one- to four-family residential real estate loans secured by non-owner occupied properties, but less frequently. Our fixed-rate one- to four-family residential real estate loans include loans that generally amortize on a monthly basis over periods between 10 to 30 years with maturities that range from eight to 30 years. Fixed rate one- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers have the right to refinance or prepay their loans. We do not offer one- to four-family residential real estate loans specifically designed for borrowers with sub-prime credit scores, including interest-only, negative amortization or payment option adjustable-rate mortgage loans.
We have diversified our one- to four-family residential real estate loans with the select purchase of conforming mortgage loans that are located outside Louisiana. Our purchased loans are generally serviced by other financial institutions. At December 31, 2015, $33.1 million of our one- to four-family residential real estate loans, or 25.5% of our one- to four-family residential real estate loans, were purchased loans secured by property located outside our market area. The majority of our out of state purchased one- to four-family residential real estate loans are located in West Virginia, Virginia, Pennsylvania and the District of Columbia. Our purchased one- to four-family residential real estate loans must meet our internal underwriting criteria. At December 31, 2015, we had no purchased one- to four-family residential real estate loans that were classified as nonaccruing. While we intend to continue to purchase one- to four-family residential real estate loans from time-to-time, our strategic emphasis for future periods is to increase the volume of our internal originations of such loans.
Our one- to four-family loans also include home equity lines of credit that have second mortgages. At December 31, 2015, we had $6.8 million in home equity lines of credit, which represented 5.2% of our one- to four-family residential real estate loans. Our home equity products are originated in amounts, that when combined with the existing first mortgage loan, do not generally exceed 80% of the loan-to-value ratio of the subject property.
All of our one- to four-family residential mortgages include "due on sale" clauses, which are provisions giving us the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party.
Property appraisals on real estate securing our single-family residential loans are made by state certified and licensed independent appraisers approved by the board of directors. Appraisals are performed in accordance with applicable regulations and policies. At our discretion, we obtain either title insurance policies or attorneys' certificates of title, on all first mortgage real estate loans originated. We also require fire and casualty insurance on all properties securing our one- to four-family residential loans. We also require the borrower to obtain flood insurance where appropriate. In some instances, we charge a fee equal to a percentage of the loan amount, commonly referred to as points.

Construction and Land Development Loans. We offer loans to finance the construction of various types of commercial and residential property. At December 31, 2015, $56.1 million, or 6.6% of our total loan portfolio consisted of construction and land development loans. Construction loans to builders generally are offered with terms of up to 18 months and interest rates are tied to the prime lending rate. These loans generally are offered as fixed or adjustable-rate loans. We will originate residential construction loans for individual borrowers and builders, provided all necessary plans and permits have been obtained. Construction loan funds are disbursed as the project progresses.  We will originate construction loans up to 80% of the estimated completed value of the project and we will originate land development loans in amounts up to 75% of the value of the property as developed. We will originate owner occupied one-to-four family residential construction loans up to 90% of the estimated completed value of the property.
Construction and land development financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. Additionally, if the estimate of value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

Agricultural Loans. We are the leading lender for agricultural loans in our Southwest Louisiana market. Our agricultural lending includes loans to farmers for the purpose of cultivating rice, sugarcane, soybeans, timber, poultry and cattle. Agricultural loans are generally secured by crops, but may include additional collateral such as farm equipment or vehicles. Agricultural loans totaled $25.8 million, or 3.1% of our total loan portfolio at December 31, 2015. Such loans are generally offered with fixed rates at a margin above prime for a term of generally one year. We will originate agricultural loans in those instances where the borrower's financial strength and creditworthiness has been established. Agricultural loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower's business. Substantially all of our originated agricultural loans are guaranteed by the U.S. Farm Service Agency. We generally obtain personal guarantees from the borrower or a third party as a condition to originating its agricultural loans.

The underwriting standards used for agricultural loans include a determination of the borrower's ability to meet existing obligations and payments on the proposed loan from normal cash flows generated in the borrower's business. The financial strength of each applicant also is assessed through review of financial statements and tax returns provided by the applicant. The creditworthiness of a borrower is derived from a review of credit reports as well as a search of public records. Once originated, agricultural loans are reviewed periodically. Financial statements are requested at least annually and are reviewed for substantial deviations or changes that might affect repayment of the loan. Loan officers also visit the premises of borrowers to observe the business premises, facilities, and personnel and to inspect the collateral. Underwriting standards for agricultural loans are different for each type of loan depending on the financial strength of the borrower and the value of collateral offered as security.

Farmland Loans. We originate first mortgage loans secured by farmland. At December 31, 2015, farmland loans totaled $17.7 million, or 2.1% of our total loan portfolio. Such loans are generally fixed-rate loans at a margin over the prime rate with terms up to five years and amortization schedules of up to 20 years (40 years if secured by a guarantee from the U. S. Farm Service Agency). Loans secured by farmland may be made in amounts up to 80% of the value of the farm. However, we will originate farmland loans in amounts up to 100% of the value of the farm if the borrower is able to secure a guarantee from the U.S. Farm Service Agency. Generally, we obtain personal guarantees of the borrower on all loans secured by farmland.

Consumer and Other Loans. We make various types of secured consumer loans that are collateralized by deposits, boats and automobiles as well as unsecured consumer loans. Such loans totaled $54.2 million, or 6.4% of our total loan portfolio at December 31, 2015. Included in other loans were $23.6 million in purchased commercial leases that are serviced by the Bank as of December 31, 2015. Consumer loans generally have a fixed rate at a margin over the prime rate and have terms of three years to ten years. At December 31, 2015, $6.4 million of our consumer loans were unsecured. Our procedure for underwriting consumer loans includes an assessment of the applicant's credit history and ability to meet existing obligations and payments for the proposed loan, as well as an evaluation of the value of the collateral security, if any.
Consumer loans generally entail greater risk than other types of loans, particularly in the case of loans that are unsecured or are secured by assets that tend to depreciate in value, such as automobiles. As a result, consumer loan collections are primarily dependent on the borrower's continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. In these cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan, and the remaining value often does not warrant further substantial collection efforts against the borrower.

Multi-Family Loans. On occasion we will originate loans secured by multifamily real estate. At December 31, 2015, we had $12.6 million or 1.5% of our total loan portfolio in multifamily loans. Such loans may be either fixed- or adjustable-rate loans tied to the prime rate with terms to maturity up to five years and amortization schedules of up to 20 years. We will originate multifamily loans in amounts up to 80% of the value of the multi-family property. Nearly all of our multifamily loans are secured by properties in Louisiana. The underwriting of multi-family loans follows the general guidelines for our non-farm non-residential loans.
Loans secured by multi-family real estate generally involve a greater degree of credit risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate typically depends upon the successful operation of the real estate property securing the loans. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.
Loan Originations, Sales and Participations. Loan originations are derived from a number of sources such as referrals from our board of directors, existing customers, borrowers, builders, attorneys and walk-in customers. We generally retain the loans that we originate in our loan portfolio and only sell loans infrequently. We had $13.9 million at December 31, 2015 in purchased loan participations that were not syndicated loans. We had $23.6 million in purchased commercial leases that are serviced by the Bank as of December 31, 2015. At December 31, 2015, we had $105.9 million in syndicated loans, of which $89.4 million were shared national credits.
Loan Approval Authority. We establish various lending limits for executive management and also maintain a loan committee comprised of our directors and management. Generally, loan officers have authority to approve secured loan relationships in amounts up to $100,000 and unsecured loan relationships in amounts up to $25,000. For loans exceeding a loan officer's approval authority, we utilize two methods for approvals: (1) credit officers and (2) the Bank's loan committee. Loan relationships between $100,000 and $500,000 are approved by a combination of credit officers and executive management. The loan committee approves loan relationships of between $500,000 and up to $10.0 million. Any loan relationship exceeding $10.0 million requires the approval of the board of directors. Syndicated loans are approved by the Bank's syndicate loan committee in amounts up to $10.0 million.
Our lending activities are also subject to Louisiana statutes and internal guidelines limiting the amount we can lend to any one borrower. Subject to certain exceptions, under Louisiana law the Bank may not lend on an unsecured basis to any single borrower (i.e., any one individual or business entity and his or its affiliates) an amount in excess of 20% of the sum of the Bank's capital stock and surplus, or on a secured basis an amount in excess of 50% of the sum of the Bank's capital stock and surplus. At December 31, 2015, our secured legal lending limit was approximately $47.4 million and our unsecured legal lending limit was approximately $19.0 million. None of our borrowers are currently approaching these limits.

Deposit Products
Consumer and commercial deposits are attracted principally from within our primary market area through the offering of a selection of deposit instruments including noninterest-bearing and interest-bearing demand, savings accounts and time accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate. At December 31, 2015, we held $1.3 billion in deposits.
We actively seek to obtain public funds deposits. At December 31, 2015, public funds deposits totaled $568.7 million. We have developed a program for the retention and management of public funds deposits. These deposits are from local government entities such as school districts, hospital districts, sheriff departments and other municipalities. We solicit their operating, savings, and time deposits and we are often the fiscal agent for the municipality. The majority of these deposits are under contractual terms of up to three years. Public funds deposit accounts are collateralized by FHLB letters of credit and by eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac. We believe that public funds provide a low cost and stable source of funding. The public funds deposit portfolio has been a key driver of earnings for First Guaranty as we have profitability deployed these funds into investment securities and loans.
The interest rates paid by us on deposits are set at the direction of our executive management. Interest rates are determined based on our liquidity requirements, interest rates paid by our competitors, and our growth goals and applicable regulatory restrictions and requirements. At December 31, 2015, we had $26.7 million in brokered deposits.
Investments
Our investment policy is to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and to meet pledging requirements for our public funds and other borrowings. Our investment securities consist of: (1) U.S. Treasury obligations; (2) U.S. government agency obligations; (3) mortgage-backed securities; (4) corporate and other debt securities; (5) mutual funds and other equity securities and (6) municipal bonds. Our U.S. government agency securities, primarily consisting of government-sponsored enterprises, comprise the largest share of our investment securities, having a fair value of $240.4 million, of which $163.8 million were classified as available-for-sale and $76.6 million as held-to-maturity, at December 31, 2015.
The Bank's management asset liability committee and board investment committee are responsible for regular review of our investment activities and the review and approval of our investment policy. These committees monitor our investment securities portfolio and direct our overall acquisition and allocation of funds, with the goal of structuring our portfolio such that our investment securities provide us with a stable source of income but without exposing us to an excessive degree of market risk. During the last five years, our securities portfolio has generated $92.5 million of pre-tax income. As of December 31, 2015, we had one other than temporary impairment of $0.2 million.

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
Our larger competitors have a greater ability to finance wide-ranging advertising campaigns through their greater capital resources. Our marketing efforts depend heavily upon referrals from officers, directors and shareholders, selective advertising in local media and direct mail solicitations. We compete for business principally on the basis of personal service to customers, customer access to our officers and directors and competitive interest rates and fees. We also can offer new technologies such as our mobile app and mobile check deposit for consumers and remote deposit capture for commercial customers.
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
Employees
At December 31, 2015, we had 267 full-time and 22 part-time employees. None of our employees is represented by a collective bargaining group or are parties to a collective bargaining agreement. We believe that our relationship with our employees is good.
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

SBLF Participation

On December 22, 2015, First Guaranty redeemed all of the 39,435 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series C, that had been issued to the United States Department of Treasury pursuant to SBLF in September 2011.  The shares were redeemed at their liquidation value of $1,000 per share plus accrued and unpaid dividends for a total redemption price of $39.5 million.

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

Federal Regulations

Capital Requirements. Federal regulations require FDIC-insured depository institutions to meet several minimum capital standards:  a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8%, and a 4% Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

For purposes of the regulatory capital requirements, common equity Tier 1 capital is generally defined as common stockholders' equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions such as First Guaranty Bank, that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income ("AOCI"), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one to four- family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.
In assessing an institution's capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

At December 31, 2015, First Guaranty Bank was well-capitalized based on FDIC guidelines.

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

The applicable FDIC regulations were amended to incorporate the previously mentioned increased regulatory capital standards that were effective January 1, 2015. Under the amended regulations, an institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2015, the annualized Financing Corporation assessment was equal to 0.60 of a basis point of total assets less tangible capital.

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

Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain non interest-earning reserves against their transaction accounts (primarily negotiable order of withdrawal (NOW) and regular checking accounts). For 2015, the regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $103.6 million; a 10% reserve ratio is applied above $103.6 million. The first $14.5 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually. First Guaranty Bank complies with the foregoing requirements.

FHLB System. First Guaranty Bank is a member of the FHLB System, which consists of twelve regional FHLBs. The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB, First Guaranty Bank is required to acquire and hold a specified amount of shares of capital stock in the FHLB. As of December 31, 2015, First Guaranty Bank complies with this requirement.

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

Holding Company Regulation

As a bank holding company, First Guaranty is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, as administered by the Federal Reserve Board. We are required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval would be required for us to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company.

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

The Dodd-Frank Act required the Federal Reserve Board to revise its consolidated capital requirements for holding companies so that they are no less stringent, both quantitatively and in terms of components of capital, than those applicable to the subsidiary banks. This eliminated certain instruments from tier 1 capital, such as trust preferred securities that were previously includable for bank holding companies. The previously mentioned new capital rules were also effective for First Guaranty on January 1, 2015 and are the same rules as apply to First Guaranty Bank.

We are subject to the Federal Reserve Board’s consolidated capital adequacy guidelines for bank holding companies as we have more than $1.0 billion in total assets, subject to certain grandfathered rules.

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

Federal Securities Laws

First Guaranty's common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. First Guaranty is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. We have prepared policies, procedures and systems designed to ensure compliance with these regulations.

Concentrated Commercial Real Estate Lending Regulations.

The Federal Reserve Board and FDIC have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a company has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm residential properties and loans for construction, land development, and other land represent 300% or more of total capital and the outstanding balance of such loans has increased 50% or more during the prior 36 months. If a concentration is present, Management must employ heightened risk management practices including board and Management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and increasing capital requirements. First Guaranty is subject to these regulations.

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

Our business, the location of our branches and the real estate used as collateral on our real estate loans are primarily concentrated in Louisiana. At December 31, 2015, approximately 74.1% of the secured loans in our loan portfolio were secured by real estate and other collateral located in Louisiana. As a result, we are exposed to risks associated with a lack of geographic diversification. The occurrence of an economic downturn in Louisiana, the current budget crisis, or adverse changes in laws or regulations in Louisiana could impact the credit quality of our assets, the businesses of our customers and our ability to expand our business. Our success significantly depends upon the growth in population, income levels, deposits and housing in our market area. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may be negatively affected.

Material fluctuations in the price of oil and gas could adversely affect our business. At December 31, 2015, approximately $27.3 million, or 3.2% of our total loan portfolio was comprised of loans to businesses engaged in support or service activities for oil and gas operations. We had $7.9 million in unfunded commitments related to these businesses. In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio. In addition, substantially all of our loans are to individuals and businesses in Louisiana. Our business customers may not have customer bases that are as diverse as businesses serving regional or national markets. Consequently, any decline in the economy of our market area could have an adverse impact on our revenues and financial condition. In particular, we may experience increased loan delinquencies, which could result in a higher provision for loan losses and increased charge-offs. Any sustained period of increased non-payment, delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, results of operations and financial condition.

We have a significant number of loans secured by real estate, and a downturn in the local real estate market could negatively impact our profitability.

At December 31, 2015, approximately 63.9% of our total loan portfolio was secured by real estate, almost all of which is located in Louisiana. As a result of the severe recession in 2008 and 2009, real estate values nationally and in our Louisiana markets declined. Recently, real estate values both nationally and in our market areas have shown improvement. Future declines in the real estate values in our Louisiana markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower's obligations to us. This could require increasing our allowance for loan losses to address the decrease in the value of the real estate securing our loans which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our loan portfolio consists of a high percentage of loans secured by non-farm non-residential real estate. These loans carry a greater credit risk than loans secured by one- to four-family properties.

Our loan portfolio includes non-farm non-residential real estate loans, primarily loans secured by commercial real estate such as office buildings, hotels and retail facilities. At December 31, 2015, our non-farm non-residential loans totaled $323.4 million, or 38.3% of our total loan portfolio. Our non-farm non-residential real estate loans expose us to greater risk of nonpayment and loss than one- to four-family family residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the borrowers. If we foreclose on these loans, our holding period for the collateral typically is longer than for a one- to four-family residential property because there are fewer potential purchasers of the collateral. In addition, non-farm non-residential real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential loans. Accordingly, charge-offs on non-farm non-residential loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. An unexpected adverse development on one or more of these types of loans can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

A large portion of our loan portfolio is comprised of commercial and industrial loans secured by receivables, inventory, equipment or other commercial collateral, the deterioration in value of which could increase the potential for future losses.

At December 31, 2015, $224.2 million, or 26.6% of our total loans, was comprised of commercial and industrial loans to businesses collateralized by general business assets including, among other things, accounts receivable, inventory and equipment and generally backed by a personal guaranty of the borrower or principal. These commercial and industrial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial and industrial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property such as equipment and inventory, which may decline in value more rapidly than we anticipate, or may be difficult to market and sell, exposing us to increased credit risk. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets, resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

A portion of our loan portfolio consists of syndicated loans, including syndicated loans known as shared national credits, secured by assets located generally outside of our market area. Syndicated loans may have a higher risk of loss than other loans we originate because we are not the lead lender and we have limited control over credit monitoring.

Over the last eight years, we have pursued a focused program to participate in select syndicated loans (loans made by a group of lenders, including us, who share or participate in a specific loan) with a larger regional financial institution as the lead lender. Syndicated loans are typically made to large businesses (which are referred to as shared national credits) or middle market companies (which do not meet the regulatory definition of shared national credits), both of which are secured by business assets or equipment, and commercial real estate located generally outside of our market area. The syndicate group for both types of loans usually consists of two to three other financial institutions. First Guaranty's commitment typically ranges between $5.0 million to $10.0 million.  At December 31, 2015, we had $105.9 million in syndicated loans, or 12.6% of our total loan portfolio. At December 31, 2015, shared national credit loans totaled $89.4 million, or 10.6% of our total loan portfolio. In addition at December 31, 2015, we had $16.5 million in syndicated loans that were not shared national credits. Syndicated loans may have a higher risk of loss than other loans we originate because we rely on the lead lender to monitor the performance of the loan. Moreover, our decision regarding the classification of a syndicated loan and loan loss provisions associated with a syndicated loan are made in part based upon information provided by the lead lender. A lead lender also may not monitor a syndicated loan in the same manner as we would for other loans that we originate. If our underwriting of these syndicated loans is not sufficient, our non-performing loans may increase and our earnings may decrease.

Curtailment of government guaranteed loan programs could affect a segment of our business, and government agencies may not honor their guarantees if we do not originate loans in compliance with their guidelines.

As of December 31, 2015, $26.8 million, or 3.2% of our total loan portfolio, were comprised of loans where all or some portion of the loans were guaranteed through the SBA, USDA or FSA lending programs, and we intend to grow this segment of our portfolio in the future. From time to time, the government agencies that guarantee these loans reach their internal limits and cease to guarantee loans. In addition, these agencies may change their rules for loans or Congress may adopt legislation that would have the effect of discontinuing or changing the loan programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. Therefore, if these changes occur, the volume of loans to small business, industrial and agricultural borrowers of the types that now qualify for government guaranteed loans could decline. Also, the profitability of these loans could decline.

In addition, while we follow the SBA's, USDA's and FSA's underwriting guidelines, our ability to do so depends on the knowledge and diligence of our employees and the effectiveness of controls we have established. If our employees do not follow the SBA, USDA or FSA guidelines in originating loans and if our loan review and audit programs fail to identify and rectify such failures, the government agencies that guarantee these loans may refuse to honor their guarantee obligations and we may incur losses as a result.

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

While we attempt to invest a significant percentage of our assets in loans (our loan to deposit ratio was 64.9% at December 31, 2015), we invest a large portion of our total assets (37.4% at December 31, 2015) in investment securities with the primary objectives of providing a source of liquidity, generating an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements of our public funds deposits and meeting regulatory capital requirements. At December 31, 2015, the carrying value of our securities portfolio was $546.1 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause an other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. In 2015, First Guaranty deemed two corporate debt securities to be other-than-temporarily impaired. Credit related impairment in the amount of $0.2 million was charged to earnings. Non-credit related other-than-temporary impairment of $0.4 million was recorded in other comprehensive income. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, financial condition and results of operations.

Public funds deposits are an important source of funds for us and a reduced level of those deposits may hurt our profits.

Public funds deposits are a significant source of funds for our lending and investment activities. At December 31, 2015, $568.7 million, or 43.9% of our total deposits, consisted of public funds deposits from local government entities such as school districts, hospital districts, sheriff departments and other municipalities, which are collateralized by letters of credit from the Federal Home Loan Bank ("FHLB") and investment securities. Given our dependence on high-average balance public funds deposits as a source of funds, our inability to retain such funds could significantly and adversely affect our liquidity. Further, our public funds deposits are primarily demand deposit accounts or short-term time deposits and are therefore more sensitive to interest rate risks. If we are forced to pay higher rates on our public funds accounts to retain those funds, or if we are unable to retain such funds and we are forced to resort to other sources of funds for our lending and investment activities, such as borrowings from the FHLB, the interest expense associated with these other funding sources may be higher than the rates we are currently paying on our public funds deposits, which would adversely affect our net income.

Our strategy of pursuing acquisitions exposes us to financial, execution and operational risks that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We have selectively acquired financial institutions over the past ten years. We intend to continue pursuing a strategy that includes acquisitions. An acquisition strategy involves significant risks, including the following:

•	finding suitable candidates for acquisition;

•	attracting funding to support additional growth within acceptable risk tolerances;

•	maintaining asset quality;

•	retaining customers and key personnel;

•	obtaining necessary regulatory approvals;

•	conducting adequate due diligence and managing known and unknown risks and uncertainties;

•	integrating acquired businesses; and

•	maintaining adequate regulatory capital.

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

Net interest income is the most significant component of our operating income. For the year ended December 31, 2015, our net interest income totaled $47.5 million in comparison to our total noninterest income of $9.0 million earned during the same period. We do not rely on nontraditional sources of fee income utilized by some community banks, such as fees from sales of insurance, securities or investment advisory products or services. The amount of our net interest income is influenced by the overall interest rate environment, competition, and the amount of interest-earning assets relative to the amount of interest-bearing liabilities. In the event that one or more of these factors were to result in a decrease in our net interest income, we have limited sources of noninterest income to offset any decrease in our net interest income.

If our nonperforming assets increase, our earnings will be adversely affected.

At December 31, 2015, our non-performing assets, which consist of non-performing loans and other real estate owned, were $22.0 million, or 1.51% of total assets. Our non-performing assets adversely affect our net income in various ways:

•	we record interest income only on the cash basis or cost-recovery method for nonaccrual loans and we do not record interest income for other real estate owned;

•	we must provide for probable loan losses through a current period charge to the provision for loan losses;

•	noninterest expense increases when we write down the value of properties in our other real estate owned portfolio to reflect changing market values;

•	there are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees; and

•	the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity.

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

At December 31, 2015, our allowance for loan losses as a percentage of total loans, net of unearned income, was 1.12% and as a percentage of total non-performing loans was 46.0%. The determination of the appropriate level of allowance is subject to judgment and requires us to make significant estimates of current credit risks and future trends, all of which are subject to material changes. If assumptions prove to be incorrect, the allowance for loan losses may not cover inherent losses in the loan portfolio at the date of the financial statements. Significant additions to the allowance would materially decrease net income. Non-performing loans may increase and non-performing or delinquent loans may adversely affect future performance. In addition, federal and state regulators periodically review the allowance for loan losses and may require an increase in the allowance for loan losses or recognize further loan charge-offs. Any significant increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition.

Emphasis on the origination of short-term loans could expose us to increased lending risks.

At December 31, 2015, $697.1 million, or 82.8% of our total loans consisted of short-term loans, defined as loans whose payments are typically based on ten to 20-year amortization schedules but have maturities typically ranging from one to five years. This results in our borrowers having significantly higher final payments due at maturity, known as a "balloon payment." In the event our borrowers are unable to make their balloon payments when they are due, we may incur significant losses in our loan portfolio. Moreover, while the shorter maturities of our loan portfolio help us to manage our interest rate risk, they also increase the reinvestment risk associated with new loan originations. During an economic slow-down, we might incur significant losses as our loan portfolio matures.

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

A significant portion of our noninterest revenue is derived from service charge income. During the year ended December 31, 2015, service charges, commissions and fees represented $2.7 million, or 30.5% of our total noninterest income. During the year ended December 31, 2014, service charges, commissions and fees represented $2.8 million, or 44.8% of our total noninterest income. The largest component of this service charge income is overdraft-related fees. Management believes that changes in banking regulations pertaining to rules on certain overdraft payments on consumer accounts have and will continue to have an adverse impact on our service charge income. Additionally, changes in customer behavior, as well as increased competition from other financial institutions, may result in declines in deposit accounts or in overdraft frequency resulting in a decline in service charge income. A reduction in deposit account fee income could have a material adverse effect on our earnings.

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

Our market area in Southeast Louisiana is close to New Orleans and the Gulf of Mexico, areas which are susceptible to hurricanes, tropical storms and other natural disasters and adverse weather conditions. For example, Hurricane Katrina hit the greater New Orleans area in August 2005 causing widespread damage. Similar future events could potentially cause widespread property damage, require the relocation of an unprecedented number of residents and business operations, and severely disrupt normal economic activity in our market areas, which may have an adverse effect on our operations, loan originations and deposit base. Moreover, our ability to compete effectively with financial institutions whose operations are not concentrated in areas affected by hurricanes or other adverse weather conditions or whose resources are greater than ours will depend primarily on our ability to continue normal business operations following such event. The severity and duration of the effects of hurricanes or other adverse weather conditions will depend on a variety of factors that are beyond our control, including the amount and timing of government, private and philanthropic investments including deposits in the region, the pace of rebuilding and economic recovery in the region and the extent to which a hurricane's property damage is covered by insurance. The occurrence of any such event could have a material adverse effect on our business, financial condition and results of operations.

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

From time to time, the Financial Accounting Standards Board ("FASB") and the Securities and Exchange Commission change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our financial statements. These changes are beyond our control, can be difficult to predict and could materially affect how we report our financial condition and results of operations. We could also be required to apply a new or revised standard retroactively, which may result in our restating our prior period financial statements.

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

Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities, and proceeds from the issuance and sale of our equity securities to investors. Additional liquidity is provided by the ability to borrow from the FHLB or the Federal Reserve. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by a decrease in the level of our business activity as a result of a downturn in our target markets or by one or more adverse regulatory actions against us.

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

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property's value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.
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

The Federal Reserve Board, the FDIC and the OFI, periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a federal banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. If we become subject to any regulatory actions, it could have a material adverse effect on our business, results of operations, financial condition and growth prospects.

Financial reform legislation enacted by Congress has, among other things, tightened capital standards and resulted in new laws and regulations that likely will increase our costs of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank Act") was signed into law on July 21, 2010. This law significantly changed the then-existing bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act changed the regulatory structure to which we are subject in numerous ways, including, but not limited to, the following:

•
the base for FDIC insurance assessments has been changed to a bank's average consolidated total assets minus average tangible equity, rather than upon its deposit base, while the FDIC's authority to raise insurance premiums has been expanded;

•	the current standard deposit insurance limit has been permanently raised to $250,000;

•
the FDIC must raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to "offset the effect" of increased assessments on insured depository institutions with assets of less than $10.0 billion;

•	the interchange fees payable on debit card transactions have been limited;

•	there are multiple new provisions affecting corporate governance and executive compensation at all publicly traded companies; and

•	all federal prohibitions on the ability of financial institutions to pay interest on commercial demand deposit accounts have been repealed.

In addition to the foregoing, the Dodd-Frank Act established the Consumer Financial Protection Bureau (the "CFPB") as an independent entity within the Federal Reserve. The CFPB has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, as well as with respect to certain mortgage-related matters, such as steering incentives, determinations as to a borrower's ability to repay and prepayment penalties.

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

We have become subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.

In July 2013, the FDIC and the Federal Reserve Board approved a new rule that substantially amended the regulatory risk-based capital rules applicable to First Guaranty Bancshares, on a consolidated basis, and First Guaranty Bank, on a stand-alone basis. The final rule implements the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, which became effective for First Guaranty Bancshares and First Guaranty Bank on January 1, 2015, and refines the definition of what constitutes "capital" for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from former rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a "capital conservation buffer" of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

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

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The CFPB, the United States Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful challenge to an institution's performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion activity. Private parties may also have the ability to challenge an institution's performance under fair lending laws in private class action litigation.

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

●
market disruptions make valuation even more difficult and subjective, and our ability to measure the fair value of our assets could be adversely affected. If we determine that a significant portion of our assets have values significantly below their recorded carrying value, we could recognize a material charge to earnings in the quarter in which such determination was made, our capital ratios would be adversely affected and a rating agency might downgrade our credit rating or put us on credit watch; and

●
the downgrade of the United States government's sovereign credit rating, any related rating agency action in the future, and the downgrade of the sovereign credit ratings for several European nations could negatively impact our business, financial condition and results of operations.

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

Risk Associated with an Investment in our Common Stock

An active, liquid market for our common stock may not develop or be sustained.

Our shares of common stock began trading on the NASDAQ Global Market in November 2015. However, an active trading market for shares of our common stock may never develop on NASDAQ or be sustained. If an active trading market does not develop, you may have difficulty selling your shares of common stock at an attractive price, or at all. An inactive market may also impair our ability to raise capital by selling our common stock and may impair our ability to expand our business by using our common stock as consideration in an acquisition.

We are an emerging growth company within the meaning of the JOBS Act, and if we decide to take advantage of certain exemptions from various reporting requirements applicable to emerging growth companies, our common stock could be less attractive to investors.

We are an "emerging growth company," as defined in the JOBS Act. We are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, reduced disclosure about our executive compensation and omission of compensation discussion and analysis, and an exemption from the requirement of holding a non-binding advisory vote on executive compensation. In addition, we will not be subject to certain requirements of Section 404 of the Sarbanes Oxley Act of 2002, as amended ("Sarbanes-Oxley Act"), including the additional level of review of our internal control over financial reporting that may occur when outside auditors attest to our internal control over financial reporting.

We could remain an emerging growth company for up to five years, or until the earliest of: (1) the last day of the first fiscal year in which our annual gross revenues exceed $1.0 billion; (2) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter; or (3) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period.

If we choose to take advantage of any of these exemptions while we are an emerging growth company, investors would have access to less information and analysis about our executive compensation, which may make it difficult for investors to evaluate our executive compensation practices. Additionally, investors may become less comfortable with the effectiveness of our internal control and the risk that material weaknesses or other deficiencies in our internal controls go undetected may increase. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions and provide reduced disclosure. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We have several large shareholders, and such shareholders may independently vote their shares in a manner that you may not consider to be consistent with your best interest or the best interest of our shareholders as a whole.

Our principal shareholders (Marshall T. Reynolds, Douglas V. Reynolds, William K. Hood and Edgar R. Smith III) beneficially own, approximately 40% of our outstanding common stock as of December 31, 2015. Each of these shareholders will continue to have the ability to independently vote a meaningful percentage of our outstanding common stock on all matters put to a vote of our shareholders, including the election of our board of directors and certain other significant corporate transactions, such as a merger or acquisition transaction. On any such matter, the interests of these shareholders may not coincide with the interests of the other holders of our common stock and any such difference in interests may result in that shareholder voting its shares in a manner inconsistent with the interests of other shareholders.

Our dividend policy may change without notice, and our future ability to pay dividends is also subject to regulatory restrictions.

Holders of our common stock are entitled to receive only such cash dividends as our board of directors may declare out of funds legally available for the payment of dividends. First Guaranty is obligated to make payments on its senior debt and subordinated debt before making dividend payments to common shareholders.

Although First Guaranty Bancshares, and First Guaranty Bank prior to the Share Exchange, paid a quarterly dividend to our shareholders for 90 consecutive quarters at December 31, 2015, we have no obligation to continue paying dividends, and we may change our dividend policy at any time without prior notice to our shareholders. In addition, our ability to pay dividends will continue to be subject, among other things, to certain regulatory guidance and/or restrictions.

Item 1B – Unresolved Staff Comments
None.

Item 2 - Properties

First Guaranty does not directly own any real estate, but it does own real estate indirectly through its subsidiary. The Bank operates 21 banking centers, including one drive-up facility. The following table sets forth certain information relating to each office. The net book value of premises at all branch locations, including the raw land of branches under development, at December 31, 2015 totaled $22.0 million. We believe that our properties are adequate for our business operations as they are currently being conducted.
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
(1) This branch was closed on March 7, 2016 and replaced with a new banking center on property that we own located on 500 West Pine Street, Ponchatoula, LA 70454.

Item 3 - Legal Proceedings

First Guaranty is subject to various legal proceedings in the normal course of its business. At December 31, 2015, we were not involved in any legal proceedings, the outcome of which would have a material adverse effect on the financial condition or results of operation of First Guaranty.

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item 5 - Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are traded on the NASDAQ Global Marketplace as of November 5, 2015, under the symbol "FGBI". Prior to November 5, 2015 our shares were quoted on the OTC Pink Marketplace. As of December 31, 2015, there were approximately 1,800 holders of record of our common stock.

The following table sets forth the quarterly high and low reported sales prices for our common stock for the years ended December 31, 2015 and 2014. These reported sales prices represent trades that were either quoted on the NASDAQ, OTC Pink or reported to First Guaranty’s stock transfer agent, and prior to November 5, 2015, do not include retail markups, markdowns or commissions, and do not necessarily reflect actual transactions.

	2015			2014
Quarter Ended*:	High	Low	Dividend	High	Low	Dividend
March 31,	$19.00	$16.70	$0.16	$19.60	$13.77	$0.16
June 30,	$21.00	$15.00	$0.16	$19.81	$13.50	$0.16
September 30,	$20.74	$15.00	$0.16	$19.81	$12.00	$0.16
December 31,	$21.73	$14.60	$0.16	$20.50	$15.39	$0.16
*Data above has not been adjusted to reflect the ten percent stock dividend paid December 17, 2015 to shareholders of record as of December 10, 2015.

Our shareholders are entitled to receive dividends when, and if, declared by the Board of Directors, out of funds legally available for dividends. We have paid consecutive quarterly cash dividends on our common stock for each of the last 90 quarters dating back to the third quarter of 1993. The Board of Directors intends to continue to pay regular quarterly cash dividends. The ability to pay dividends in the future will depend on earnings and financial condition, liquidity and capital requirements, regulatory restrictions, the general economic and regulatory climate and ability to service any equity or debt obligations senior to common stock. There are legal restrictions on the ability of First Guaranty Bank to pay cash dividends to First Guaranty Bancshares, Inc. Under federal and state law, we are required to maintain certain surplus and capital levels and may not distribute dividends in cash or in kind, if after such distribution we would fall below such levels. Specifically, an insured depository institution is prohibited from making any capital distribution to its shareholders, including by way of dividend, if after making such distribution, the depository institution fails to meet the required minimum level for any relevant capital measure including the risk-based capital adequacy and leverage standards.

Additionally, under the Louisiana Business Corporation Act, First Guaranty Bancshares, Inc. is prohibited from paying any cash dividends to shareholders if, after the payment of such dividend First Guaranty Bancshares would not be able to pay its debts as they became due in the usual course of business or its total assets would be less than its total liabilities or where net assets are less than the liquidation value of shares that have a preferential right to participate in First Guaranty Bancshares, Inc.’s assets in the event First Guaranty Bancshares, Inc. were to be liquidated.

On November 19, 2015, First Guaranty sold an additional 26,560 shares of its common stock, $1.00 par value per share, pursuant to the partial exercise of the over-allotment option granted to the underwriter in connection with its public offering, at a public offering price of $18.50 per share.  The partial exercise of the underwriter's over-allotment option generated additional gross proceeds of $491,360. The total number of shares sold in the offering was 626,560, resulting in net proceeds of approximately $9.3 million.  The shares were issued pursuant to an effective Registration Statement on Form S-1 (File No. 333-199602) declared effective as of November 5, 2015 by the Securities and Exchange Commission.

Item 6 - Selected Financial Data

The following table presents consolidated selected financial data for First Guaranty. It does not purport to be complete and is qualified in its entirety by more detailed financial information and the audited consolidated financial statements contained elsewhere in this annual report.

	At or For the Years Ended December 31,
(in thousands except for %)	2015	2014	2013	2012	2011
Year End Balance Sheet Data:
Investment securities	$546,121	$641,603	$634,504	$659,243	$633,163
Federal funds sold	$582	$210	$665	$2,891	$68,630
Loans, net of unearned income	$841,583	$790,321	$703,166	$629,500	$573,100
Allowance for loan losses	$9,415	$9,105	$10,355	$10,342	$8,879
Total assets	$1,459,753	$1,518,876	$1,436,441	$1,407,303	$1,353,866
Total deposits	$1,295,870	$1,371,839	$1,303,099	$1,252,612	$1,207,302
Borrowings	$42,221	$3,255	$6,288	$15,846	$15,423
Shareholders' equity	$118,224	$139,583	$123,405	$134,181	$126,602
Common shareholders' equity	$118,224	$100,148	$83,970	$94,746	$87,167

Performance Ratios and Other Data:
Return on average assets	0.97%	0.77%	0.65%	0.89%	0.65%
Return on average common equity	12.98%	11.40%	9.31%	10.90%	7.37%
Return on average tangible assets	0.99%	0.79%	0.67%	0.91%	0.67%
Return on average tangible common equity	13.60%	12.10%	9.99%	11.70%	7.97%
Net interest margin	3.26%	3.11%	2.92%	3.20%	3.31%
Average loans to average deposits	61.31%	55.72%	53.58%	49.04%	52.79%
Efficiency ratio(1)	55.11%	62.85%	65.61%	58.56%	56.77%
Efficiency ratio (excluding amortization of intangibles and securities transactions)(1)	57.74%	62.58%	67.17%	63.73%	60.29%
Full time equivalent employees (year end)	277	271	278	274	269

(Footnotes follow on next page)

Item 6- Selected Financial Data continued

	At or For the Years Ended December 31,
(in thousands except for % and share data)	2015	2014	2013	2012	2011
Capital Ratios:
Average shareholders' equity to average assets	9.88%	9.24%	9.28%	9.72%	8.80%
Average tangible equity to average tangible assets	9.67%	9.00%	9.02%	9.43%	8.52%
Common shareholders' equity to total assets	8.10%	6.59%	5.85%	6.73%	6.44%
Tier 1 leverage capital consolidated	8.17%	9.33%	9.14%	9.24%	9.03%
Tier 1 capital consolidated	10.85%	13.16%	13.61%	14.13%	13.71%
Total risk-based capital consolidated	13.13%	14.05%	14.71%	15.31%	14.75%
Common equity tier one capital consolidated	10.85%	N/A	N/A	N/A	N/A
Tangible common equity to tangible assets(2)	7.89%	6.37%	5.59%	6.45%	6.12%

Income Data:
Interest income	$56,079	$53,297	$50,886	$55,195	$54,609
Interest expense	$8,608	$9,202	$11,134	$13,120	$15,118
Net interest income	$47,471	$44,095	$39,752	$42,075	$39,491
Provision for loan losses	$3,864	$1,962	$2,520	$4,134	$10,187
Noninterest income (excluding securities transactions)	$5,656	$5,882	$5,907	$6,272	$7,742
Securities gains	$3,300	$295	$1,571	$4,868	$3,531
Noninterest expense	$31,095	$31,594	$30,987	$31,161	$28,821
Earnings before income taxes	$21,468	$16,716	$13,723	$17,920	$11,756
Net income	$14,505	$11,224	$9,146	$12,059	$8,033
Net income available to common shareholders	$14,121	$10,830	$8,433	$10,087	$6,057

Per Common Share Data(4):
Net earnings	$2.01	$1.57	$1.22	$1.46	$0.89
Cash dividends paid	$0.60	$0.58	$0.58	$0.58	$0.52
Book value	$15.54	$14.47	$12.13	$13.69	$12.59
Tangible book value (3)	$15.10	$13.95	$11.57	$13.08	$11.93
Dividend payout ratio	30.07%	37.18%	47.75%	40.00%	59.60%
Weighted average number of shares outstanding	7,013,869	6,920,022	6,920,022	6,921,696	6,825,779
Number of shares outstanding	7,609,194	6,920,022	6,920,022	6,920,022	6,923,205

Asset Quality Ratios:
Non-performing assets to total assets	1.51%	0.99%	1.27%	1.67%	2.13%
Non-performing assets to total loans	2.62%	1.90%	2.60%	3.74%	5.04%
Non-performing loans to total loans	2.43%	1.62%	2.12%	3.36%	4.05%
Loan loss reserve to non-performing assets	42.74%	60.74%	56.72%	43.94%	30.73%
Net charge-offs to average loans	0.44%	0.45%	0.38%	0.45%	1.65%
Provision for loan loss to average loans	0.47%	0.27%	0.38%	0.70%	1.75%
Allowance for loan loss to total loans	1.12%	1.15%	1.47%	1.64%	1.55%

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

(4) Historical share and per share amounts have been adjusted to reflect the ten percent stock dividend paid December 17, 2015 to shareholders of record as of December 10, 2015.

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

	At December 31,
(in thousands except for share data and %)	2015	2014	2013	2012	2011
Tangible Common Equity
Total shareholders' equity	$118,224	$139,583	$123,405	$134,181	$126,602
Adjustments:
Preferred	-	39,435	39,435	39,435	39,435
Goodwill	1,999	1,999	1,999	1,999	1,999
Acquisition intangibles	1,298	1,618	1,938	2,257	2,608
Tangible common equity	$114,927	$96,531	$80,033	$90,490	$82,560
Common shares outstanding	7,609,194	6,920,022	6,920,022	6,920,022	6,923,205
Book value per common share	$15.54	$14.47	$12.13	$13.69	$12.59
Tangible book value per common share	$15.10	$13.95	$11.57	$13.08	$11.93
Tangible Assets
Total Assets	$1,459,753	$1,518,876	$1,436,441	$1,407,303	$1,353,866
Adjustments:
Goodwill	1,999	1,999	1,999	1,999	1,999
Acquisition intangibles	1,298	1,618	1,938	2,257	2,608
Tangible Assets	$1,456,456	$1,515,259	$1,432,504	$1,403,047	$1,349,259
Tangible common equity to tangible assets	7.89%	6.37%	5.59%	6.45%	6.12%

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

The following table reconciles, as of the dates set forth below, our efficiency ratio to the GAAP-based efficiency ratio:

	For the Year Ended December 31,
(in thousands except for share data and %)	2015	2014	2013	2012	2011
GAAP-based efficiency ratio	55.11%	62.85%	65.61%	58.56%	56.77%
Noninterest expense	$31,095	$31,594	$30,987	$31,161	$28,821
Amortization of intangibles	320	320	320	350	286
Noninterest expense, excluding amortization	30,775	31,274	30,667	30,811	28,535
Net interest income	47,471	44,095	39,752	42,075	39,491
Noninterest income	8,956	6,177	7,478	11,140	11,273
Adjustments:
Securities transactions	3,125	295	1,571	4,868	3,434
Noninterest income, excluding securities transactions	$5,831	$5,882	$5,907	$6,272	$7,839
Efficiency ratio	57.74%	62.58%	67.17%	63.73%	60.29%

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6, “Selected Financial Data” and our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.

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

Total assets were $1.5 billion at December 31, 2015 and December 31, 2014. Total deposits were $1.3 billion at December 31, 2015 and $1.4 billion at December 31, 2014. Total loans were $841.6 million at December 31, 2015, an increase of $51.3 million, or 6.5%, compared with December 31, 2014. Common shareholders’ equity was $118.2 million and $100.1 million at December 31, 2015 and December 31, 2014, respectively.

Net income was $14.5 million, $11.2 million and $9.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. We generate most of our revenues from interest income on loans, interest income on securities, sales of securities and service charges, commissions and fees. We incur interest expense on deposits and other borrowed funds and noninterest expense such as salaries and employee benefits and occupancy and equipment expenses. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowings which are used to fund those assets. Net interest income is our largest source of revenue. To evaluate net interest income, we measure and monitor: (1) yields on our loans and other interest-earning assets; (2) the costs of our deposits and other funding sources; (3) our net interest spread and (4) our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources.

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

Financial highlights for 2015 and 2014:
●	Total assets at December 31, 2015 decreased $59.1 million, or 3.9%, to $1.5 billion when compared to December 31, 2014. Total loans at December 31, 2015 were $841.6 million, an increase of $51.3 million, or 6.5%, compared with December 31, 2014. Common shareholders' equity was $118.2 million and $100.1 million at December 31, 2015 and 2014, respectively.

●
Net income for the years ended December 31, 2015 and 2014 was $14.5 million and $11.2 million, respectively. The increase in net income for 2015 was the result of higher loan interest income and non-interest income and lower interest expense compared to 2014. In addition, First Guaranty liquidated an equity security during 2015 at a gain of $2.7 million.

●
Net income available to common shareholders after preferred stock dividends was $14.1 million and $10.8 million for the years ended December 31, 2015 and 2014, respectively. Dividends on preferred stock were $0.4 million in 2015 and 2014.

●	Earnings per common share were $2.01 and $1.57 for the years ended December 31, 2015 and 2014, respectively.

●	First Guaranty completed its common stock offering on November 12, 2015 that raised $9.3 million in capital. First Guaranty's common stock is traded on NASDAQ under the symbol FGBI.

●	First Guaranty declared a 10% common stock dividend on November 19, 2015 that was paid on December 17, 2015 to shareholders of record as of December 10, 2015.

●
First Guaranty used proceeds from a $25.0 million senior secured loan and a $15.0 million subordinated debt offering to redeem all $39.4 million of its Series C preferred stock from the U.S. Treasury Department Small Business Lending Fund on December 22, 2015.

●	Net interest income for 2015 was $47.5 million compared to $44.1 million for 2014.

●
The provision for loan losses totaled $3.9 million for 2015 compared to $2.0 million in 2014.  The increase in provision was due to growth in the loan portfolio and due to charge-offs of $4.2 million associated primarily with five loan relationships.

●	The net interest margin for 2015 was 3.26%, which was an increase of fifteen basis points from the net interest margin of 3.11% for 2014. First Guaranty attributed the improvement in the net interest margin to the continued shift in interest earning asset balances from securities to loans and the continued reduction in interest expense over the last year.

●
Investment securities totaled $546.1 million at December 31, 2015, a decrease of $95.5 million when compared to $641.6 million at December 31, 2014. At December 31, 2015, available for sale securities, at fair value, totaled $376.4 million; a decrease of $123.4 million when compared to $499.8 million at December 31, 2014. At December 31, 2015, held to maturity securities, at amortized cost, totaled $169.8 million; an increase of $28.0 million when compared to $141.8 million at December 31, 2014. Mortgage-backed securities, backed by U.S. Government agencies or enterprises, made up $92.4 million of the $169.8 million of the held to maturity securities at December 31, 2015.

●
Total loans net of unearned income were $841.6 million at December 31, 2015 compared to $790.3 million at December 31, 2014. The net loan portfolio at December 31, 2015 totaled $832.2 million, a net increase of $51.0 million from $781.2 million at December 31, 2014. Total loans net of unearned income are reduced by the allowance for loan losses which totaled $9.4 million at December 31, 2015 and $9.1 million at December 31, 2014.

●	Total impaired loans decreased $3.7 million to $25.8 million at December 31, 2015 compared to $29.5 million at December 31, 2014.

●	Nonaccrual loans increased $7.8 million to $20.0 million at December 31, 2015 compared to $12.2 million at December 31, 2014.

●
Common stock increased 0.7 million shares to 7.6 million shares at December 31, 2015 when compared to 6.9 million shares at December 31, 2014. This was due to the completion of the public offering in the fourth quarter of 2015.

●	Retained earnings increased $8.5 million to $49.9 million at December 31, 2015 when compared to $41.4 million at December 31, 2014.

●
Return on average assets for the year end December 31, 2015 and December 31, 2014 was 0.97% and 0.77%, respectively. Return on average common equity was 12.98% and 11.40% for 2015 and 2014, respectively. Return on average assets is calculated by dividing net income before preferred dividends by average assets. Return on average common equity is calculated by dividing net income to common shareholders by average common equity.

●
Book value per common share was $15.54 as of December 31, 2015 compared to $14.47 as of December 31, 2014. Tangible book value per common share was $15.10 as of December 31, 2015 compared to $13.95 as of December 31, 2014.

●
The increase in book value was principally due to an increase in common shareholders' equity of $18.1 million to $118.2 million at December 31, 2015. Surplus increased $9.9 million to $61.6 million at December 31, 2015. Retained earnings increased $8.5 million to $49.9 million at December 31, 2015. These increases were offset by a change in accumulated other comprehensive income (loss) from an unrealized gain of $0.2 million at December 31, 2014 to an unrealized loss of $0.9 million at December 31, 2015.

●	First Guaranty's Board of Directors declared and First Guaranty paid cash dividends of $0.60 and $0.58 per common share in 2015 and 2014.

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

Other-Than-Temporary Impairment of Investment Securities. Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  Declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses.  In estimating other-than-temporary losses, management considers the length of time and extent that fair value has been less than cost and the financial condition and near term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

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

Financial Condition

Assets.

Our total assets were $1.5 billion at December 31, 2015, a decrease of $59.1 million, or 3.9%, from total assets at December 31, 2014, primarily due to the decrease of our investment securities portfolio of $95.5 million and cash and cash equivalents of $7.3 million, partially offset by growth of $51.0 million in our loan portfolio.

Loans.

Net loans increased $51.0 million, or 6.5%, to $832.2 million at December 31, 2015 from $781.2 million at December 31, 2014. Net loans increased during 2015 primarily due to a $27.9 million increase in commercial and industrial loans, a $11.4 million increase in one- to four-family residential loans, a $11.2 million increase in consumer and other loans, a $4.1 million increase in farmland loans and a $4.0 million increase in construction and land development loans. Commercial and industrial loans increased primarily due to an increase in our small business lending as a result of our participation in the SBLF. Syndicated loans declined during 2015 from $129.0 million at December 31, 2014 to $105.9 million at December 31, 2015. One- to four-family residential loans increased due to an increase in our loan originations and the decision to retain one-to-four family residential loans in our portfolio rather than sell them in the secondary market.  Consumer and other loans increased due to the continued growth in our commercial lease originations and due to increased funding associated with an existing credit facility to a financial institution. The increase in farmland loans was primarily the result of the increase in the disbursement of our farmland loan commitments due to the seasonality of farming operations during the year ended December 31, 2015. The increase in construction and land development loans was due to increased draws on lines of credit. There are no significant concentrations of credit to any individual borrower.

As of December 31, 2015, 63.9% of our loan portfolio was secured primarily or secondarily by real estate. The largest portion of our loan portfolio, at 38.3% at December 31, 2015, was non-farm non-residential loans secured by real estate. Approximately 39.8% of the loan portfolio is based on a floating rate tied to the prime rate or London InterBank Offered Rate, or LIBOR, at December 31, 2015. Approximately 82.6% of the loan portfolio is scheduled to mature within 5 years from December 31, 2015.

Loan Portfolio Composition. The tables below sets forth the balance of loans, excluding loans held for sale, outstanding by loan type as of the dates presented, and the percentage of each loan type to total loans.

	At December 31,
	2015		2014		2013		2012		2011
(in thousands except for %)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate:
Construction & land development	$56,132	6.6%	$52,094	6.6%	$47,550	6.7%	$44,856	7.1%	$78,614	13.7%
Farmland	17,672	2.1%	13,539	1.7%	9,826	1.4%	11,182	1.8%	11,577	2.0%
1- 4 Family	129,610	15.4%	118,181	14.9%	103,764	14.7%	87,473	13.8%	89,202	15.6%
Multifamily	12,629	1.5%	14,323	1.8%	13,771	2.0%	14,855	2.4%	16,914	2.9%
Non-farm non-residential	323,363	38.3%	328,400	41.5%	336,071	47.7%	312,716	49.6%	268,618	46.8%
Total Real Estate	539,406	63.9%	526,537	66.5%	510,982	72.5%	471,082	74.7%	464,925	81.0%
Non-real Estate:
Agricultural	25,838	3.1%	26,278	3.3%	21,749	3.1%	18,476	2.9%	17,338	3.0%
Commercial and industrial	224,201	26.6%	196,339	24.8%	151,087	21.4%	117,425	18.6%	68,025	11.9%
Consumer and other	54,163	6.4%	42,991	5.4%	20,917	3.0%	23,758	3.8%	23,455	4.1%
Total Non-real Estate	304,202	36.1%	265,608	33.5%	193,753	27.5%	159,659	25.3%	108,818	19.0%
Total Loans Before Unearned Income	843,608	100.0%	792,145	100.0%	704,735	100.0%	630,741	100.0%	573,743	100.0%
Less: Unearned income	(2,025)		(1,824)		(1,569)		(1,241)		(643)
Total Loans Net of Unearned Income	$841,583		$790,321		$703,166		$629,500		$573,100

Loan Portfolio Maturities. The following tables summarize the scheduled repayments of our loan portfolio at December 31, 2015 and 2014. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization.

	December 31, 2015
(in thousands)	One Year or Less	More Than One Year Through Five Years	After Five Years	Total
Real Estate:
Construction & land development	$6,450	$39,133	$10,549	$56,132
Farmland	4,080	9,115	4,477	17,672
1 - 4 family	15,543	44,109	69,958	129,610
Multifamily	4,386	7,055	1,188	12,629
Non-farm non-residential	63,145	237,223	22,995	323,363
Total Real Estate	93,604	336,635	109,167	539,406
Non-real Estate:
Agricultural	10,364	3,704	11,770	25,838
Commercial and industrial	28,261	188,732	7,208	224,201
Consumer and other	11,834	41,965	364	54,163
Total Non-Real Estate	50,459	234,401	19,342	304,202
Total Loans Before Unearned Income	$144,063	$571,036	$128,509	843,608
Less: unearned income				(2,025)
Total Loans Net of Unearned Income				$841,583

	December 31, 2014
(in thousands)	One Year or Less	More Than One Year Through Five Years	After Five Years	Total
Real Estate:
Construction & land development	$19,747	$30,376	$1,971	$52,094
Farmland	1,084	9,135	3,320	13,539
1 - 4 family	20,869	32,048	65,264	118,181
Multifamily	5,437	7,686	1,200	14,323
Non-farm non-residential	69,575	222,648	36,177	328,400
Total Real Estate	116,712	301,893	107,932	526,537
Non-real Estate:
Agricultural	12,190	3,214	10,874	26,278
Commercial and industrial	32,140	147,005	17,194	196,339
Consumer and other	6,642	30,660	5,689	42,991
Total Non-Real Estate	50,972	180,879	33,757	265,608
Total Loans Before Unearned Income	$167,684	$482,772	$141,689	792,145
Less: unearned income				(1,824)
Total Loans Net of Unearned Income				$790,321

The following table sets forth the scheduled repayments of fixed and adjustable-rate loans at December 31, 2015 that are contractually due after December 31, 2016.

	Due After December 31, 2015
(in thousands)	Fixed	Floating	Total
One to five years	315,685	246,374	562,059
Five to 15 years	49,197	31,456	80,653
Over 15 years	36,438	9,333	45,771
Subtotal	$401,320	$287,163	$688,483
Nonaccrual loans			20,039
Total			$668,444

As of December 31, 2015, $132.9 million of floating rate loans were at their interest rate floor. At December 31, 2014, $195.7 million of floating rate loans were at the floor rate. Nonaccrual loans have been excluded from these totals.

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

The following table shows the principal amounts and categories of our non-performing assets at December 31, 2015, 2014, 2013, 2012 and 2011.
	December 31,
(in thousands)	2015	2014	2013	2012	2011
Nonaccrual loans:
Real Estate:
Construction and land development	$558	$486	$73	$854	$1,520
Farmland	117	153	130	312	562
1 - 4 family residential	4,538	3,819	4,248	4,603	5,647
Multifamily	9,045	-	-	-	-
Non-farm non-residential	2,934	4,993	7,539	11,571	12,400
Total Real Estate	17,192	9,451	11,990	17,340	20,129
Non-Real Estate:
Agricultural	2,628	832	526	512	315
Commercial and industrial	48	1,907	1,946	2,831	1,986
Consumer and other	171	4	23	5	20
Total Non-Real Estate	2,847	2,743	2,495	3,348	2,321
Total nonaccrual loans	20,039	12,194	14,485	20,688	22,450

Loans 90 days and greater delinquent & still accruing:
Real Estate:
Construction and land development	-	-	-	-	-
Farmland	19	-	-	-	-
1 - 4 family residential	391	599	414	455	309
Multifamily	-	-	-	-	-
Non-farm non-residential	-	-	-	-	419
Total Real Estate	410	599	414	455	728
Non-Real Estate:
Agricultural	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Consumer and other	-	-	-	-	8
Total Non-Real Estate	-	-	-	-	8
Total loans 90 days and greater delinquent & still accruing	410	599	414	455	736

Total non-performing loans	$20,449	$12,793	$14,899	$21,143	$23,186

Other real estate owned and foreclosed assets:
Real Estate:
Construction and land development	25	127	754	1,083	1,161
Farmland	-	-	-	-	-
1 - 4 family residential	880	1,121	1,803	1,186	1,342
Multifamily	-	-	-	-	-
Non-farm non-residential	672	950	800	125	3,206
Total Real Estate	1,577	2,198	3,357	2,394	5,709
Non-Real Estate:
Agricultural	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Consumer and other	-	-	-	-	-
Total Non-Real estate	-	-	-	-	-
Total other real estate owned and foreclosed assets	1,577	2,198	3,357	2,394	5,709

Total non-performing assets	$22,026	$14,991	$18,256	$23,537	$28,895

Non-performing assets to total loans	2.62%	1.90%	2.60%	3.74%	5.04%
Non-performing assets to total assets	1.51%	0.99%	1.27%	1.67%	2.13%
Non-performing loans to total loans	2.43%	1.62%	2.12%	3.36%	4.05%

For the years ended December 31, 2015 and 2014, gross interest income which would have been recorded had the non-performing loans been current in accordance with their original terms amounted to $1.1 million and $0.9 million, respectively. We recognized $0.1 million and $0.4 million of interest income on such loans during the years ended December 31, 2015 and 2014, respectively. For the years ended December 31, 2015 and 2014, gross interest income which would have been recorded had the troubled debt restructured loans been current in accordance with their original terms amounted to $0.3 million and $0.2 million, respectively. We recognized $0.2 million and $0.1 million of interest income on such loans during the years ended December 31, 2015 and 2014, respectively.

Non-performing assets were $22.0 million, or 1.51%, of total assets at December 31, 2015, compared to $15.0 million, or 0.99%, of total assets at December 31, 2014, which represented an increase in non-performing assets of $7.0 million. The increase in non-performing assets occurred primarily as a result of an increase in non-accrual loans from $12.2 million at December 31, 2014 to $20.0 million at December 31, 2015. The increase in non-performing assets was concentrated in multifamily real estate loans.  This increase was partially offset by a decrease in other real estate owned of $0.6 million to $1.6 million at December 31, 2015. Non-performing assets includes $2.1 million, or 9.5% in loans with a government guarantee. These are structured as net loss guarantees in which up to 90% of loss exposure is covered.

At December 31, 2015, our largest non-performing assets were comprised of the following nonaccrual loans: (1) a multifamily real estate loan with a balance of $5.3 million secured by commercial property; (2) a multifamily real estate loan with a balance of $2.9 million secured by commercial property; (3) a non-farm non-residential loan with a balance of $1.8 million secured by commercial property; and (4) a lending relationship with three one- to four-family residential loans that in aggregate total $1.7 million.

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

The following is a summary of loans restructured as TDRs at December 31, 2015, 2014 and 2013:

	At December 31,
(in thousands)	2015	2014	2013
TDRs:
In Compliance with Modified Terms	$3,431	$2,998	$3,006
Past Due 30 through 89 days and still accruing	-	2,204	-
Past Due 90 days and greater and still accruing	-	-	-
Nonaccrual	368	-	-
Restructured Loans that subsequently defaulted	1,908	230	230
Total TDR	$5,707	$5,432	$3,236

At December 31, 2015, the outstanding balance of our troubled debt restructurings, was $5.7 million as compared to $5.4 million at December 31, 2014. At December 31, 2015, we had five outstanding TDRs: (1) a $2.9 million non-farm non-residential loan secured by commercial real estate, which is performing in accordance with its modified terms; (2) a $1.7 million relationship with three individual loans secured by one-to-four family residential properties that subsequently defaulted and is on non-accrual; (3) a $0.4 million construction and land development loan secured by raw land that is on non-accrual; (4) a $0.4 million non-farm non-residential loan secured by commercial real estate, which is performing in accordance with its modified terms; and (5) a $0.2 million loan secured by commercial real estate that subsequently defaulted and is on non-accrual. Relationship number three was a new troubled debt restructuring in 2015. The other relationships were from prior years. The restructuring of these loans were related to interest rate or amortization concessions .

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

The following table sets forth our amounts of classified loans and loans designated as special mention at December 31, 2015, 2014 and 2013. Classified assets totaled $58.7 million at December 31, 2015, and included $20.4 million of non-performing loans.

	At December 31,
(in thousands)	2015	2014	2013
Classification of Loans:
Substandard	$58,654	$44,752	$39,856
Doubtful	-	-	-
Total Classified Assets	$58,654	$44,752	$39,856
Special Mention	$10,752	$28,702	$21,327

The increase in classified assets at December 31, 2015 as compared to December 31, 2014 was due to a $13.9 million increase in substandard loans. The increase in classified assets came primarily from assets previously designated as special mention that were moved to substandard.  Substandard loans at December 31, 2015 consisted of $23.4 million in non-farm non-residential, $9.5 million in commercial and industrial, $9.0 million in multifamily, $7.3 million in one- to four-family residential, $5.0 million in agricultural and the remaining $4.4 million comprised of farmland, construction and land development and consumer and other loans. Substandard loans included one syndicated loan with a principal balance of $7.9 million that provides services for the oil and gas industry.

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

The allowance for losses was $9.4 million at December 31, 2015 compared to $9.1 million at December 31, 2014.

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

	At or For the Years Ended December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Balance at beginning of year	$9,105	$10,355	$10,342	$8,879	$8,317

Charge-offs:
Real Estate:
Construction and land development	(559)	(1,032)	(233)	(65)	(1,093)
Farmland	-	-	(31)	-	(144)
1 - 4 family residential	(410)	(589)	(220)	(1,409)	(1,613)
Multifamily	(947)	-	-	(187)	-
Non-farm non-residential	(1,137)	(1,515)	(1,148)	(459)	(5,193)
Total Real Estate	(3,053)	(3,136)	(1,632)	(2,120)	(8,043)
Non-Real Estate:
Agricultural	(491)	(2)	(41)	(49)	(23)
Commercial and industrial loans	(79)	(266)	(1,098)	(809)	(1,638)
Consumer and other	(550)	(289)	(262)	(473)	(653)
Total Non-Real Estate	(1,120)	(557)	(1,401)	(1,331)	(2,314)
Total charge-offs	(4,173)	(3,693)	(3,033)	(3,451)	(10,357)

Recoveries:
Real Estate:
Construction and land development	5	6	10	15	1
Farmland	-	-	140	1	-
1 - 4 family residential	94	99	49	35	118
Multifamily	46	49	-	-	-
Non-farm non-residential	5	9	8	116	13
Total Real Estate	150	163	207	167	132
Non-Real Estate:
Agricultural	3	1	5	1	2
Commercial and industrial loans	315	118	71	329	371
Consumer and other	151	199	243	283	227
Total Non-Real Estate	469	318	319	613	600
Total recoveries	619	481	526	780	732

Net (charge-offs) recoveries	(3,554)	(3,212)	(2,507)	(2,671)	(9,625)
Provision for loan losses	3,864	1,962	2,520	4,134	10,187

Balance at end of year	$9,415	$9,105	$10,355	$10,342	$8,879

Ratios:
Net loan charge-offs to average loans	0.44%	0.45%	0.38%	0.45%	1.65%
Net loan charge-offs to loans at end of year	0.42%	0.41%	0.36%	0.42%	1.68%
Allowance for loan losses to loans at end of year	1.12%	1.15%	1.47%	1.64%	1.55%
Net loan charge-offs to allowance for loan losses	37.75%	35.28%	24.21%	25.83%	108.40%
Net loan charge-offs to provision charged to expense	91.98%	163.71%	99.48%	64.61%	94.48%

A provision for loan losses of $3.9 million was made during the year ended December 31, 2015 as compared to $2.0 million for 2014. The provisions made in 2015 were taken to provide for current loan losses as a result of increased charge-offs and to maintain the allowance proportionate to risks inherent in the loan portfolio.

Total charge-offs were $4.2 million during the year ended December 31, 2015 as compared to $3.7 million for 2014. Recoveries totaled $0.6 million for the year ended December 31, 2015 and $0.5 million during 2014. Comparing the year ended December 31, 2015 to the year ended December 31, 2014, the increase in the allowance was attributed to growth in the loan portfolio. The primary change to the credit quality of the loan portfolio was associated with the downgrades of loans. Special mention loans decreased principally due to the downgrade of loans from special mention to substandard.

The charged-off loan balances for the year ended December 31, 2015 were concentrated in five loan relationships which totaled $2.5 million, or 61.4%, of the total charged-off amount. The details of the $4.2 million in charged-off loans were as follows:

●	First Guaranty recorded a partial charge off of $0.8 million on a non-farm non-residential loan. The loan had a balance of $1.8 million at December 31, 2015.
●	First Guaranty recorded a partial charge off of $0.5 million on a multi-family loan. The loan had a balance of $0.9 million at December 31, 2015.
●	First Guaranty recorded a partial charge off of $0.5 million on a multi-family loan. The loan had a balance of $5.3 million at December 31, 2015.
●	First Guaranty recorded a partial charge off of $0.4 million on a construction and land development loan relationship. The relationship had a balance of $0.4 million at December 31, 2015.
●	First Guaranty charged off a $0.3 million agriculture loan.
●	The remaining $1.7 million of charge-offs for 2015 were comprised of smaller loans and overdrawn deposit accounts.

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

	At December 31,
	2015			2014
(dollars in thousands)	Allowance for Loan Losses	Percent of Allowance to Total Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance to Total Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
Real Estate:
Construction and land development	$962	10.2%	6.6%	$702	7.7%	6.6%
Farmland	54	0.6%	2.1%	21	0.2%	1.7%
1-4 family residential	1,771	18.8%	15.4%	2,131	23.4%	14.9%
Multifamily	557	5.9%	1.5%	813	8.9%	1.8%
Non-farm non-residential	3,298	35.0%	38.3%	2,713	29.8%	41.5%

Non-Real Estate:
Agricultural	$16	0.2%	3.1%	$293	3.2%	3.3%
Commercial and industrial	2,527	26.9%	26.6%	1,797	19.8%	24.8%
Consumer and other	230	2.4%	6.4%	371	4.1%	5.4%
Unallocated	-	-%	-%	264	2.9%	-%

Total Allowance	$9,415	100.0%	100.0%	$9,105	100.0%	100.0%

	At December 31,
	2013			2012
(dollars in thousands)	Allowance for Loan Losses	Percent of Allowance to Total Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance to Total Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
Real Estate:
Construction and land development	$1,530	14.8%	6.7%	$1,098	10.6%	7.1%
Farmland	17	0.2%	1.4%	50	0.5%	1.8%
1-4 family residential	1,974	19.1%	14.7%	2,239	21.7%	13.8%
Multifamily	376	3.6%	2.0%	284	2.7%	2.4%
Non-farm non-residential	3,607	34.8%	47.7%	3,666	35.4%	49.6%

Non-Real Estate:
Agricultural	$46	0.4%	3.1%	$64	0.6%	2.9%
Commercial and industrial	2,176	21.0%	21.4%	2,488	24.1%	18.6%
Consumer and other	208	2.0%	3.0%	233	2.3%	3.8%
Unallocated	421	4.1%	-%	220	2.1%	-%

Total Allowance	$10,355	100.0%	100.0%	$10,342	100.0%	100.0%

	At December 31,
	2011
(dollars in thousands)	Allowance for Loan Losses	Percent of Allowance to Total Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
Real Estate:
Construction and land development	$1,002	11.3%	13.7%
Farmland	65	0.7%	2.0%
1-4 family residential	1,917	21.6%	15.6%
Multifamily	780	8.8%	2.9%
Non-farm non-residential	2,980	33.6%	46.8%

Non-Real Estate:
Agricultural	$125	1.4%	3.0%
Commercial and industrial	1,407	15.8%	11.9%
Consumer and other	314	3.5%	4.1%
Unallocated	289	3.3%	-%

Total Allowance	$8,879	100.0%	100.0%

Investment Securities.

Investment securities at December 31, 2015 totaled $546.1 million, a decrease of $95.5 million, or 14.9%, compared to $641.6 million at December 31, 2014. The decrease was primarily attributed to the sale of short-term U.S. government agencies and corporate bonds. Our investment securities portfolio is comprised of both available-for-sale securities and securities that we intend to hold to maturity. We purchase securities for our investment portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and meet pledging requirements for public funds and borrowings. In particular, our held-to-maturity securities portfolio is used as collateral for our public funds deposits.

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

At December 31, 2015, the U.S Government and Government agency securities and municipal bonds qualified as securities available to collateralize public funds. Securities pledged totaled $427.4 million at December 31, 2015 and $516.5 million at December 31, 2014. Our public funds deposits have a seasonal increase due to tax collections at the end of the year and the first quarter. We typically collateralize the seasonal public fund increases with short term instruments such as U.S. Treasuries or other agency backed securities.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2015		2014		2013
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
U.S Treasuries	$29,999	$29,999	$36,000	$36,000	$36,000	$36,000
U.S. Government Agencies	165,364	163,811	295,620	291,495	302,816	286,699
Corporate debt securities	105,680	105,136	126,654	130,063	142,580	144,481
Mutual funds or other equity securities	580	582	570	574	564	556
Municipal bonds	47,339	48,233	40,599	41,676	16,091	16,475
Mortgage-backed securities	28,891	28,608	-	-	-	-
Total available-for-sale securities	377,853	376,369	499,443	499,808	498,051	484,211

Held to maturity:
U.S. Government Agencies	77,343	76,622	84,479	82,529	86,927	80,956
Mortgage-backed securities	92,409	91,526	57,316	57,159	63,366	60,686
Total held to maturity securities	$169,752	$168,148	$141,795	$139,688	$150,293	$141,642

Our available-for-sale securities portfolio totaled $376.4 million at December 31, 2015, a decrease of $123.4 million, or 24.7%, compared to $499.8 million at December 31, 2014. The decrease was due to the transfer of securities classified as available-for-sale to held-to-maturity along with the sale and maturities of short-term US government agencies and corporate bonds. The securities transferred to held-to-maturity were $51.8 million of government agency securities with unrealized losses of $128,000. These securities are primarily used for the collateralization of public funds deposits. These securities have a contractual maturity of five to ten years. First Guaranty completed its liquidation of the common stock from a converted preferred security in the third quarter of 2015 that generated a gain on sale of $2.7 million.  During 2015, First Guaranty deemed two corporate debt securities to be other-than-temporarily impaired.  Credit related impairment in the amount of $0.2 million was charged to earnings.  Non-credit related other-than-temporary impairment of $0.4 million was recorded in other comprehensive income.  No other declines in fair value were deemed other-than-temporary.  During 2014 and 2013 there were no other-than-temporary charges recorded on First Guaranty's investment portfolio.

Our held-to-maturity securities portfolio had an amortized cost of $169.8 million at December 31, 2015, an increase of $28.0 million, or 19.7%, compared to $141.8 million at December 31, 2014. The increase was due to the transfer of securities classified as available-for-sale to held-to-maturity of $51.8 million, and the purchase of $48.3 million of securities classified as held-to-maturity that was partially offset by early payoffs of $64.1 million of government agencies and the continued amortization of our mortgage-backed securities.

The following table sets forth the stated maturities and weighted average yields of our investment securities at December 31, 2015 and 2014.

	At December 31, 2015
	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years
(in thousands except for %)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Available for sale:
U.S Treasuries	$29,999	0.1%	$-	-%	$-	-%	$-	-%
U.S. Government Agencies	-	-%	86,856	1.6%	67,173	2.4%	9,782	3.0%
Corporate and other debt securities	7,656	3.5%	47,586	4.1%	47,895	3.8%	1,999	4.4%
Mutual funds or other equity securities	-	-%	-	-%	-	-%	582	-%
Municipal bonds	1,250	1.7%	4,482	2.1%	7,638	2.8%	34,863	2.7%
Mortgage-backed securities	-	-%	-	-%	-	-%	28,608	2.6%
Total available for sale securities	38,905	0.8%	138,924	2.5%	122,706	3.0%	75,834	2.8%

Held to maturity:
U.S. Government Agencies	-	-%	21,803	1.6%	55,540	2.2%	-	-%
Mortgage-backed securities	-	-%	-	-%	-	-%	92,409	2.4%
Corporate and other debt securities	-	-%	-	-%	-	-%	-	-%
Total held to maturity securities	$-	-%	$21,803	1.6%	$55,540	2.2%	$92,409	2.4%

	At December 31, 2014
	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years
(in thousands except for %)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Available for sale:
U.S Treasuries	$36,000	0.0%	$-	-%	$-	-%	$-	-%
U.S. Government Agencies	15,029	0.3%	160,611	1.0%	94,787	1.9%	21,068	3.0%
Corporate and other debt securities	18,834	1.7%	53,797	3.8%	53,748	3.9%	3,684	4.7%
Mutual funds or other equity securities	-	-%	-	-%	-	-%	574	0.0%
Municipal bonds	1,802	2.0%	5,377	1.9%	8,996	3.2%	25,501	3.0%
Mortgage Backed Securities	-	-%	-	-%	-	-%	-	-%
Total available for sale securities	71,665	0.6%	219,785	1.7%	157,531	2.7%	50,827	3.1%

Held to maturity:
U.S. Government Agencies	-	-%	24,999	1.2%	59,480	1.9%	-	-%
Mortgage-backed securities	-	-%	-	-%	-	-%	57,316	2.2%
Corporate and other debt securities	-	-%	-	-%	-	-%	-	-%
Total held to maturity securities	$-	-%	$24,999	1.2%	$59,480	1.9%	$57,316	2.2%

At December 31, 2015, $38.9 million, or 7.1%, of the securities portfolio was scheduled to mature in less than one year. Securities, not including mortgage-backed securities, with contractual maturity dates over 10 years totaled $47.2 million, or 8.7%, of the total portfolio at December 31, 2015. We closely monitor the investment portfolio’s yield, duration, and maturity to ensure a satisfactory return. The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates. Prepayments of mortgages that collateralize mortgage-backed securities also affect the maturity of the securities portfolio. Based on internal forecasts at December 31, 2015, we believe that the securities portfolio has a forecasted weighted average life of approximately 5.3 years based on the current interest rate environment. A parallel interest rate shock of 400 basis points is forecasted to increase the weighted average life of the portfolio to approximately 5.7 years.

At December 31, 2015, the following table identifies the issuers, and the aggregate amortized cost and aggregate fair value of the securities of such issuers that exceeded 10% of our total shareholders’ equity:

	At December 31, 2015
(in thousands)	Amortized Cost	Fair Value
U.S. Treasuries	$29,999	$29,999
FHLB	85,507	84,689
Freddie Mac	66,271	65,589
Fannie Mae	127,504	126,294
Federal Farm Credit Bank	84,726	83,996
Total	$394,007	$390,567

Deposits

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. We regularly assess our funding needs, deposit pricing and interest rate outlooks. From December 31, 2014 to December 31, 2015, total deposits decreased $76.0 million, or 5.5%, to $1.3 billion. Time deposits decreased $65.0 million, or 9.9%, to $592.0 million at December 31, 2015 compared to $657.0 million at December 31, 2014. The majority of the decrease in time deposits was associated with the maturity of higher priced individual and business time deposits that did not renew. Noninterest-bearing demand deposits increased $5.2 million from December 31, 2014 to December 31, 2015. Interest-bearing demand deposits decreased $23.1 million from December 31, 2014 to December 31, 2015.  First Guaranty had $26.7 million in brokered deposits at December 31, 2015.

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

The following table sets forth the distribution of deposit accounts, by account type, for the dates indicated.

For the Years Ended December 31,
Total Deposits	2015			2014			2013
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$211,584	15.9%	0.0%	$200,127	15.3%	0.0%	$196,589	15.8%	0.0%
Interest-bearing Demand	401,617	30.2%	0.4%	386,363	29.6%	0.3%	334,573	26.8%	0.4%
Savings	77,726	5.8%	0.0%	69,719	5.4%	0.0%	64,639	5.2%	0.1%
Time	640,134	48.1%	1.1%	649,165	49.7%	1.2%	650,540	52.2%	1.5%
Total Deposits	$1,331,061	100.0%	0.6%	$1,305,374	100.0%	0.8%	$1,246,341	100.0%	0.9%

For the Years Ended December 31,
Individual and Business Deposits	2015			2014			2013
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$207,334	27.6%	0.0%	$197,332	25.3%	0.0%	$193,773	24.6%	0.0%
Interest-bearing Demand	112,864	15.0%	0.2%	105,569	13.5%	0.2%	85,384	10.9%	0.3%
Savings	65,775	8.7%	0.1%	61,288	7.9%	0.0%	57,819	7.3%	0.1%
Time	366,244	48.7%	1.4%	414,975	53.3%	1.4%	450,178	57.2%	1.8%
Total Individual and Business Deposits	$752,217	100.0%	0.7%	$779,164	100.0%	0.8%	$787,154	100.0%	1.1%

For the Years Ended December 31,
Public Fund Deposits	2015			2014			2013
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$4,250	0.7%	0.0%	$2,795	0.5%	0.0%	$2,816	0.6%	0.0%
Interest-bearing Demand	288,753	49.9%	0.4%	280,794	53.4%	0.4%	249,189	54.3%	0.4%
Savings	11,951	2.1%	0.0%	8,431	1.6%	0.0%	6,820	1.5%	0.1%
Time	273,890	47.3%	0.7%	234,190	44.5%	0.7%	200,362	43.6%	0.8%
Total Public Fund Deposits	$578,844	100.0%	0.5%	$526,210	100.0%	0.5%	$459,187	100.0%	0.6%

At December 31, 2015, public funds deposits totaled $568.7 million compared to $601.5 million at December 31, 2014. We have developed a program for the retention and management of public funds deposits. Since the end of 2012, we have maintained public funds deposits in excess of $400.0 million. These deposits are from public entities such as school districts, hospital districts, sheriff departments and municipalities. $462.9 million of these accounts at December 31, 2015 are under contracts with terms of three years or less. Three of these relationships account for 42.5% of our contract public funds deposits, each of which is currently under contract with us. These deposits generally have stable balances as we maintain both operating accounts and time deposits for these entities. There is a seasonal component to public deposit levels associated with annual tax collections.  Public funds deposits will increase at the end of the year and the first quarter.  Public funds deposit accounts are collateralized by FHLB letters of credit, by Louisiana municipal bonds and eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac. We invest the majority of these public deposits in our investment portfolio, but have increasingly invested more public funds into loans during the last three years.

The following table sets forth our public funds as a percent of total deposits.

	At December 31,
(in thousands except for %)	2015	2014	2013	2012
Public Funds:
Noninterest-bearing Demand	$4,906	$3,241	$3,016	$3,735
Interest-bearing Demand	296,416	321,382	296,739	265,296
Savings	14,667	10,142	7,209	6,415
Time	252,688	266,743	208,614	195,052
Total Public Funds	$568,677	$601,508	$515,578	$470,498
Total Deposits	$1,295,870	$1,371,839	$1,303,099	$1,252,612
Total Public Funds as a percent of Total Deposits	43.9%	43.9%	39.6%	37.6%

At December 31, 2015, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $426.1 million. At December 31, 2015, approximately $114.2 million of our certificates of deposit greater than or equal to $100,000 had a remaining term greater than one year.

The following table sets forth the maturity of the total certificates of deposit greater than or equal to $100,000 at December 31, 2015.

(in thousands)	December 31, 2015
Due in one year or less	$311,868
Due after one year through three years	88,315
Due after three years	25,885
Total certificates of deposit greater than or equal to $100,000	$426,068

Borrowings.

We maintain borrowing relationships with other financial institutions as well as the FHLB on a short and long-term basis to meet liquidity needs. Short-term borrowings totaled $1.8 million at December 31, 2015 and 2014. The short-term borrowings at December 31, 2015 were comprised of a line of credit of $2.5 million, with an outstanding balance of $1.8 million.

At December 31, 2015, we had $195.0 million in FHLB letters of credit outstanding obtained solely for collateralizing public deposits.

The following table sets forth information concerning balances and interest rates on our short-term borrowings at the dates and for the years indicated.

	At or For the Years Ended December 31,
(in thousands except for %)	2015	2014	2013
Balance at end of year	$1,800	$1,800	$5,788
Maximum month-end outstanding	$13,800	$22,356	$57,302
Average daily outstanding	$4,217	$6,960	$21,387
Total Weighted average rate during the year	2.12%	1.08%	0.98%
Average rate during year	4.50%	4.50%	1.51%

First Guaranty Bancshares had senior long-term debt totaling $25.8 million at December 31, 2015, an increase of $24.4 million, as compared to $1.5 million at December 31, 2014. The increase in long-term senior debt was due to the new term loan with a balance of $25.0 million at December 31, 2015 which was used to assist in repaying SBLF in December 2015.

First Guaranty also had junior subordinated debentures totaling $14.6 million at December 31, 2015 which were used to assist in repaying the preferred stock issued in connection with the SBLF program in December 2015.

Shareholders’ Equity

Total shareholders’ equity decreased to $118.2 million at December 31, 2015 from $139.6 million at December 31, 2014. The decrease in total shareholders’ equity was principally the result of the redemption of the Series C Preferred Stock for $39.4 million in December 2015 from the U.S. Treasury in order to exit the SBLF program. The decrease was partially offset by the net proceeds of $9.3 million from the issuance of common stock in a public offering which closed in the fourth quarter of 2015. Total shareholders' equity also increased due to net income of $14.5 million during the year ended December 31, 2015, partially offset by $4.2 million in cash dividends paid on our common stock and $0.4 million in dividends paid on our preferred stock. The change in the balance of the accumulated other comprehensive income from a $0.2 million gain at December 31, 2014 to a $0.9 million loss at December 31, 2015 also reduced shareholders' equity. The reduction was due to a $1.6 million reduction in the gross unrealized mark to market gains on available for sale securities (before taxes).

Results of Operations
Performance Summary

Year ended December 31, 2015 compared with year ended December 31, 2014. Net income for the year ended December 31, 2015 was $14.5 million, an increase of $3.3 million, or 29.2%, from $11.2 million for the year ended December 31, 2014. Net income available to common shareholders for the year ended December 31, 2015 was $14.1 million which was an increase of $3.3 million from $10.8 million for 2014. The increase in net income for the year ended December 31, 2015 was primarily the result of increased loan interest income, increased noninterest income, and lower interest expense. Net gains on securities for the years ended December 31, 2015 and 2014 were $3.3 million and $0.3 million, respectively. Earnings per common share for the year ended December 31, 2015 was $2.01 per common share, an increase of 28.0% or $0.44 per common share from $1.57 per common share for the year ended December 31, 2014 (as adjusted for the 10% stock dividend in December 2015).

Year ended December 31, 2014 compared with year ended December 31, 2013. Net income for the year ended December 31, 2014 was $11.2 million, an increase of $2.1 million, or 22.7%, from $9.1 million for the year ended December 31, 2013. Net income available to common shareholders for the year ended December 31, 2014 was $10.8 million which was an increase of $2.4 million from $8.4 million for 2013. The increase in net income for the year ended December 31, 2014 was primarily the result of increased loan interest income, lower interest expense and a lower provision expense. Net gains on securities for the years ended December 31, 2014 and 2013 were $0.3 million and $1.6 million, respectively. Earnings per common share for the year ended December 31, 2014 was $1.57 per common share, an increase of 28.7% or $0.35 per common share from $1.22 per common share for the year ended December 31, 2013 (as adjusted for the 10% stock dividend in December 2015).

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

Year ended December 31, 2015 compared with the year ended December 31, 2014. Net interest income for the year ended December 31, 2015 and 2014 was $47.5 million and $44.1 million, respectively. The increase in net interest income for the year ended December 31, 2015 was primarily due to the increase in the average balance of our total interest-earning assets and a decrease in the average rate of our total interest-bearing liabilities. The average balance of total interest-earning assets increased by $37.5 million to $1.5 billion for the year  ended December 31, 2015 as compared to the year ended December 31, 2014. The average yield on our total interest-earning assets increased nine basis points to 3.85% for the year ended December 31, 2015 compared to 3.76% for the year ended December 31, 2014. The average rate of our total interest-bearing liabilities decreased by seven basis points to 0.76% for the year ended December 31, 2015 compared to 0.83% for the year ended December 31, 2014, which was partially offset by the increase in the average balance of total interest-bearing liabilities by $10.5 million to $1.1 billion for the year ended December 31, 2015 as compared to the year ended December 31, 2014.  As a result, our net interest rate spread increased 16 basis points to 3.09% for the year ended December 31, 2015 from 2.93% for the year ended December 31, 2014, and our net interest margin increased 15 basis points to 3.26% for the year ended December 31, 2015 from 3.11% for the year ended December 31, 2014.

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

Interest Income

Year ended December 31, 2015 compared with the year ended December 31, 2014. Interest income increased $2.8 million, or 5.2%, to $56.1 million for the year ended December 31, 2015 from $53.3 million for the year ended December 31, 2014 primarily as a result of a $2.7 million increase in interest income on loans. The increase in interest income resulted primarily from a $37.5 million increase in the average balance of our interest-earnings assets to $1.5 billion for the year ended December 31, 2015. The average yield on our interest-earning assets increased by nine basis points to 3.85% for the year ended December 31, 2015 compared to 3.76% for the year ended December 31, 2014.

Interest income on loans increased $2.7 million, or 6.9%, to $42.5 million for the year ended December 31, 2015 as a result of an increase in the average balance of loans, partially offset by a decrease in the average yield on loans. The average balance of loans (excluding loans held for sale) increased by $88.6 million to $816.0 million for the year ended December 31, 2015 from $727.4 million for the year ended December 31, 2014 as a result of new loan originations, the majority of which were one-to-four family residential loans, a purchased pool of performing commercial leases, the origination of commercial leases, and commercial and industrial loans. Partially offsetting the increase in interest income on loans was a decrease in the average yield on loans (excluding loans held for sale), which decreased by 26 basis points to 5.21% for the year ended December 31, 2015 compared to 5.47% for the year ended December 31, 2014 due to pay-offs of higher-yielding existing loans in the current low interest rate environment.

Interest income on securities increased $76,000, or 0.6%, to $13.5 million for the year ended December 31, 2015 as a result of the increase in the average yield on securities, which was partially offset by a decrease in the average balance of securities. The average yield on securities increased by 13 basis points to 2.21% for the year ended December 31, 2015 compared to 2.08% for the year ended December 31, 2014 due to the sale of lower yielding securities, which were reinvested in shorter duration higher yielding securities. The average balance of securities decreased $35.2 million to $609.3 million for the year ended December 31, 2015 from $644.6 million for the year ended December 31, 2014 due to the decrease in the average balance of our municipal and short-term agency securities.

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

Interest income on securities decreased $44,000, or 0.3%, to $13.4 million for the year ended December 31, 2014 as a result of the decrease in the average yield on securities, which was partially offset by an increase in the average balance of securities. The average balance of securities increased $14.0 million to $644.6 million for the year ended December 31, 2014 from $630.6 million for the year ended December 31, 2013 due to the increase in the average balance of our municipal and short-term agency securities. The average yield on securities decreased by 5 basis points to 2.08% for the year ended December 31, 2014 compared to 2.13% for the year ended December 31, 2013 due to payoffs of higher yielding securities, which were reinvested in shorter duration lower yielding securities.

Interest Expense

Year ended December 31, 2015 compared with the year ended December 31, 2014. Interest expense decreased $0.6 million, or 6.5%, to $8.6 million for the year ended December 31, 2015 from $9.2 million for the year ended December 31, 2014 due primarily to a decrease in the average rate on time deposits. The average rate of time deposits decreased by 10 basis points during the year ended December 31, 2015 to 1.09%, reflecting downward repricing of our time deposits in the continued low interest rate environment. The average balance of interest-bearing deposits increased by $14.2 million during the year ended December 31, 2015 to $1.1 billion as a result of a $15.3 million increase in the average balance of interest- bearing demand deposits, which was partially offset by a $9.0 million decrease in the average balance of time deposits.

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

	December 31, 2015			December 31, 2014			December 31, 2013
(in thousands except for %)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-earning deposits with banks(1)	$30,485	$72	0.24%	$46,455	$115	0.25%	$63,417	$157	0.25%
Securities (including FHLB stock)	609,348	13,471	2.21%	644,561	13,395	2.08%	630,586	13,439	2.13%
Federal funds sold	312	-	-%	304	-	-%	1,738	1	0.06%
Loans held for sale	-	-	-%	10	-	-%	119	-	-%
Loans, net of unearned income	816,027	42,536	5.21%	727,385	39,787	5.47%	667,814	37,289	5.58%
Total interest-earning assets	1,456,172	56,079	3.85%	1,418,715	53,297	3.76%	1,363,674	50,886	3.73%

Noninterest-earning assets:
Cash and due from banks	7,191			9,030			9,219
Premises and equipment, net	20,300			19,738			19,681
Other assets	5,870			7,528			8,216
Total Assets	$1,489,533			$1,455,011			$1,400,790

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$401,617	1,419	0.35%	$386,363	1,312	0.34%	$334,573	1,262	0.38%
Savings deposits	77,726	38	0.05%	69,719	33	0.05%	64,639	41	0.06%
Time deposits	640,134	6,985	1.09%	649,165	7,716	1.19%	650,540	9,682	1.49%
Borrowings	6,320	166	2.62%	10,083	141	1.40%	19,286	149	0.77%
Total interest-bearing liabilities	1,125,797	8,608	0.76%	1,115,330	9,202	0.83%	1,069,038	11,134	1.04%

Noninterest-bearing liabilities:
Demand deposits	211,584			200,127			196,589
Other	5,010			5,157			5,110
Total Liabilities	1,342,391			1,320,614			1,270,737

Shareholders' Equity	147,142			134,397			130,053
Total Liabilities and Shareholders' Equity	$1,489,533			$1,455,011			$1,400,790
Net interest income		$47,471			$44,095			$39,752

Net interest rate spread(2)			3.09%			2.93%			2.69%
Net interest-earning assets(3)	$330,375			$303,385			$294,636
Net interest margin(4)(5)			3.26%			3.11%			2.92%

Average interest-earning assets to interest-bearing liabilities			129.35%			127.20%			127.56%
(1)	Includes Federal Reserve balances reported in cash and due from banks on the consolidated balance sheets.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	The tax adjusted net interest margin was 3.29%, 3.13% and 2.93% for the years ended December 31, 2015, 2014 and 2013. A 35% tax rate was used to calculate the effect on securities income from tax exempt securities.

Volume/Rate Analysis.

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the years indicated. The table distinguishes between: (1) changes attributable to volume (changes in volume multiplied by the prior year’s rate); (2) changes attributable to rate (change in rate multiplied by the prior year’s volume) and (3) total increase (decrease) (the sum of the previous columns). Changes attributable to both volume and rate are allocated ratably between the volume and rate categories.

	For the Years Ended December 31, 2015 vs. 2014			For the Years Ended December 31, 2014 vs. 2013
	Increase (Decrease) Due To			Increase (Decrease) Due To
(in thousands except for %)	Volume	Rate	Increase/Decrease	Volume	Rate	Increase/Decrease
Interest earned on:
Interest-earning deposits with banks	$(38)	$(5)	$(43)	$(42)	$-	$(42)
Securities (including FHLB stock)	(754)	830	76	294	(338)	(44)
Federal funds sold	-	-	-	-	(1)	(1)
Loans held for sale	-	-	-	-	-	-
Loans, net of unearned income	4,684	(1,935)	2,749	3,271	(773)	2,498
Total interest income	3,892	(1,110)	2,782	3,523	(1,112)	2,411

Interest paid on:
Demand deposits	53	54	107	184	(134)	50
Savings deposits	4	1	5	3	(11)	(8)
Time deposits	(106)	(625)	(731)	(20)	(1,946)	(1,966)
Borrowings	(66)	91	25	(92)	84	(8)
Total interest expense	(115)	(479)	(594)	75	(2,007)	(1,932)

Change in net interest income	$4,007	$(631)	$3,376	$3,448	$895	$4,343

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

We recorded a $3.9 million provision for loan losses for the year ended December 31, 2015 compared to $2.0 million for 2014. The allowance for loan losses at December 31, 2015 was $9.4 million or 1.12% of total loans, compared to $9.1 million or 1.15% of total loans at December 31, 2014. The increase in the provision was attributed to growth in the loan portfolio and a $0.3 million increase in net charge-offs. The primary change to the credit quality of the loan portfolio was associated with the downgrades of loans. Substandard loans increased $13.9 million to $58.7 million at December 31, 2015 from $44.8 million at December 31, 2014. The impaired loan portfolio did not suffer additional declines in estimated fair value requiring further provisions. We believe that the allowance is adequate to cover potential losses in the loan portfolio given the current economic conditions, and current expected net charge-offs and non-performing asset levels.

For the year ended December 31, 2014, the provision for loan losses was $2.0 million, a decrease of $0.6 million from $2.5 million for 2013. The allowance for loan losses was $9.1 million and $10.4 million at December 31, 2014 and 2013, respectively. The decline in the provision was attributed to charge-offs related to impaired loans that had existing specific reserves, as well as improvement in the credit quality of the loan portfolio. The impaired loan portfolio did not suffer additional declines in estimated fair value requiring further provisions. The decline was also due to an improvement in our historical charge-off trends.

Noninterest Income.

Our primary sources of recurring noninterest income are customer service fees, loan fees, gains on the sale of loans and available-for-sale securities and other service fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.

Noninterest income totaled $9.0 million for the year ended December 31, 2015, an increase of $2.8 million when compared to $6.2 million for 2014. The majority of the increase was due to higher gains on securities sales. Net securities gains were $3.3 million for the year ended December 31, 2015 and $0.3 million for 2014. The gains on securities sales occurred as First Guaranty sold investment securities in order to fund loan growth and liquidated its shares in a preferred security that converted to common stock in 2015 for a gain of $2.7 million.  Service charges, commissions and fees totaled $2.7 million for the year ended December 31, 2015 and $2.8 million for 2014. ATM and debit card fees totaled $1.8 million for the year ended December 31, 2015 and $1.7 million for 2014. Other noninterest income decreased by $0.3 million to $1.1 million  for the year ended December 31, 2015 compared to $1.5 million for 2014. The $0.3 million decrease in other noninterest income was partially caused by a $0.2 million other-than-temporary impairment charge on an investment security.

Noninterest income totaled $6.2 million in 2014 which was a decrease of $1.3 million compared to $7.5 million in 2013. The decrease in noninterest income was primarily due to a decrease in gains from the sale of investment securities of $1.3 million. Service charges, commissions and fees totaled $2.8 million for 2014 and $3.0 million for 2013. Other noninterest income increased $0.1 million to $1.5 million in 2014 from $1.3 million in 2013.
Noninterest Expense

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense and other types of expenses. Noninterest expense decreased $0.5 million to $31.1 million for the year ended December 31,  2015 compared to 2014. Salaries and benefits expense totaled $15.5 million for 2015 and $15.8 million for 2014. Occupancy and equipment expense totaled $3.8 million for 2015 and $3.9 million for 2014. Other noninterest expense decreased by $0.1 million to $11.8 million for the year ended December 31, 2015.

Noninterest expense totaled $31.6 million in 2014 and $31.0 million in 2013. Salaries and benefits expense increased $1.5 million to $15.8 million for 2014 compared to $14.4 million in 2013. The increase in salaries and benefits expense was due primarily to increased costs associated with our employee health insurance plan. First Guaranty terminated the plan in 2014 and enrolled in a fully insured plan from a third party national provider of health insurance. Occupancy and equipment expense totaled $3.9 million for 2014 and 2013. Other noninterest expense totaled $11.8 million in 2014, a decrease of $0.8 million, or 6.7%, when compared to $12.7 million in 2013.

The following table presents, for the years indicated, the major categories of other noninterest expense:

(in thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Other noninterest expense:
Legal and professional fees	$2,019	$1,982	$2,347
Data processing	1,184	1,153	1,269
Marketing and public relations	848	700	638
Taxes - sales, capital, and franchise	717	605	584
Operating supplies	414	410	487
Travel and lodging	818	566	563
Telephone	172	242	206
Amortization of core deposits	320	320	320
Donations	332	150	294
Net costs from other real estate and repossessions	493	1,374	941
Regulatory assessment	1,111	1,181	1,784
Other	3,326	3,143	3,237
Total other expense	$11,754	$11,826	$12,670

Income Taxes.

The amount of income expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other non-deductible expenses. The provision for income taxes for the years ended December 31, 2015, 2014 and 2013 was $7.0 million, $5.5 million and $4.6 million, respectively. The provision for income taxes increased in 2015 as compared to 2014 due to the increase in income before taxes. Our statutory tax rate was 35.0% for 2015, 2014 and 2013.
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

Loans maturing within one year or less at December 31, 2015 totaled $135.1 million. At December 31, 2015, time deposits maturing within one year or less totaled $401.5 million. Our held-to-maturity investment securities portfolio at December 31, 2015 was $169.8 million or 31.1% of the investment portfolio compared to $141.8 million or 22.1% at December 31, 2014. The securities in the held-to-maturity portfolio are used to collateralize public funds deposits and may also be used to secure borrowings with the FHLB or Federal Reserve Bank. The agency securities in the held-to-maturity portfolio have maturities of 10 years or less. The mortgage backed securities have stated final maturities of 15 to 20 years at December 31, 2015. The held-to-maturity portfolio had a forecasted weighted average life of approximately 5.6 years based on current interest rates at December 31, 2015. Management regularly monitors the size and composition of the held-to-maturity portfolio to evaluate its effect on our liquidity. Our available for sale portfolio was $376.4 million, or 68.9% of the investment portfolio at December 31, 2015 compared to $499.8 million, or 77.9% at December 31, 2014. The majority of the available for sale portfolio was comprised of U.S. Treasuries, U.S. Government Agencies, mortgage backed securities, municipal bonds and investment grade corporate bonds. We believe these securities are readily marketable and enhance our liquidity.

We maintained a net borrowing capacity at the FHLB totaling $116.7 million and $156.4 million at December 31, 2015 and December 31, 2014, respectively with no borrowings outstanding at either date. At December 31, 2015, we have outstanding letters of credit from the FHLB in the amount of $195.0 million that were used to collateralize public funds deposits. We also have a discount window line with the Federal Reserve Bank of $18.2 million, with no outstanding balance at December 31, 2015. We also maintain federal funds lines of credit at various correspondent banks with borrowing capacity of $70.5 million at December 31, 2015. We have a revolving line of credit for $2.5 million, with an outstanding balance of $1.8 million at December 31, 2015 secured by a pledge of the Bank's common stock. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources

Our capital position is reflected in total shareholders’ equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total shareholders’ equity decreased to $118.2 million at December 31, 2015 from $139.6 million at December 31, 2014. The decrease in total shareholders’ equity was principally the result of the redemption of the Series C Preferred Stock for $39.4 million in December 2015 from the U.S. Treasury in order to exit the SBLF program. The decrease was partially offset by the net proceeds of $9.3 million from the issuance of common stock in a public offering which closed in the fourth quarter of 2015. Total shareholders' equity also increased due to net income of $14.5 million during the year ended December 31, 2015, partially offset by $4.2 million in cash dividends paid on our common stock and $0.4 million in dividends paid on our preferred stock. The change in the balance of the accumulated other comprehensive income from a $0.2 million gain at December 31, 2014 to a $0.9 million loss at December 31, 2015 also reduced shareholders' equity. The reduction was due to a $1.6 million reduction in the gross unrealized mark to market gains on available for sale securities (before taxes).

Capital Management

We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the Federal Reserve and the FDIC. We review capital levels on a monthly basis. We evaluate a number of capital ratios, including Tier 1 capital to total adjusted assets (the leverage ratio) and Tier 1 capital to risk-weighted assets. At December 31, 2015, First Guaranty Bancshares and First Guaranty Bank were classified as well-capitalized.

The following table presents our capital ratios as of the indicated dates.
	"Well Capitalized Minimums"	At December 31, 2015	"Well Capitalized Minimums"	At December 31, 2014

Tier 1 Leverage Ratio:
Consolidated	N/A	8.17%	5.00%	9.33%
Bank	5.00%	9.74%	5.00%	9.26%

Tier 1 Risk-based Capital Ratio:
Consolidated	N/A	10.85%	6.00%	13.16%
Bank	8.00%	12.98%	6.00%	13.08%

Total Risk-based Capital Ratio:
Consolidated	N/A	13.13%	10.00%	14.05%
Bank	10.00%	13.86%	10.00%	13.96%

Common Equity Tier One Capital:
Consolidated	N/A	10.85%	N/A	N/A
Bank	6.50%	12.98%	N/A	N/A

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

The notional amounts of the financial instruments with off-balance sheet risk at December 31, 2015, 2014 and 2013 are as follows:

Contract Amount
(in thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Commitments to Extend Credit	$88,081	$59,675	$30,516
Unfunded Commitments under lines of credit	$107,581	$111,247	$115,311
Commercial and Standby letters of credit	$7,486	$7,743	$7,695

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

Unfunded commitments under lines of credit are contractually obligated by us as long as the borrower is in compliance with the terms of the loan relationship. Unfunded lines of credit are typically operating lines of credit that adjust on a regular basis as a customer requires funding. There may be seasonal variations to the usage of these lines. At December 31, 2015, the largest concentration of unfunded commitments were lines of credit associated with commercial and industrial loans.

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

There were no losses incurred on any commitments during the years ended December 31, 2015, 2014 and 2013.

Contractual Obligations

The following table summarizes our fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2015. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

Payments Due by Period:	December 31, 2015
(in thousands)	Less Than One Year	One to Three Years	Over Three Years	Total
Operating leases	$32	$61	$57	$150
Software contracts	1,105	1,696	608	3,409
Time deposits	401,535	137,037	53,438	592,010
Short-term borrowings	1,800	-	-	1,800
Senior long-term debt	3,100	7,755	15,000	25,855
Junior subordinated debentures	-	-	15,000	15,000
Total contractual obligations	$407,572	$146,549	$84,103	$638,224

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

The following interest sensitivity analysis is one measurement of interest rate risk. This analysis, which we prepare monthly, reflects the contractual maturity characteristics of assets and liabilities over various time periods. This analysis does not factor in prepayments or interest rate floors on loans which may significantly change the report. This table includes nonaccrual loans in their respective maturity periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at December 31, 2015 illustrated below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

	December 31, 2015
	Interest Sensitivity Within
(dollars in thousands)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$358,994	$58,193	$417,187	$424,396	$841,583
Securities (including FHLB stock)	33,694	6,146	39,840	507,216	547,056
Federal Funds Sold	582	-	582	-	582
Other earning assets	38,467	-	38,467	-	38,467
Total earning assets	$431,737	$64,339	$496,076	$931,612	$1,427,688

Source of Funds:
Interest-bearing accounts:
Demand deposits	$409,209	$-	$409,209	$-	$409,209
Savings deposits	81,448	-	81,448	-	81,448
Time deposits	143,708	257,827	401,535	190,475	592,010
Short-term borrowings	-	1,800	1,800	-	1,800
Senior long-term debt	25,824	-	25,824	-	25,824
Junior subordinated debt	-	-	-	14,597	14,597
Noninterest-bearing, net	-	-	-	302,800	302,800
Total source of funds	$660,189	$259,627	$919,816	$507,872	$1,427,688

Period gap	$(228,452)	$(195,288)	$(423,740)	$423,740
Cumulative gap	$(228,452)	$(423,740)	$(423,740)	$-

Cumulative gap as a percent of earning assets	-16.0%	-29.7%	-29.7%

Net Interest Income at Risk.

Net interest income at risk measures the risk of a decline in earnings due to changes in interest rates. The first table below presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in the yield curve over a 12-month horizon at December 31, 2015. The second table below presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from a gradual shift in the yield curve over a 12-month period. Shifts are measured in 100 basis point increments (+400 through -100 basis points) from base case. We do not present shifts less than 100 basis points because of the current low interest rate environment. The base case scenario encompasses key assumptions for asset/liability mix, loan and deposit growth, pricing, prepayment speeds, deposit decay rates, securities portfolio cash flows and reinvestment strategy and the market value of certain assets under the various interest rate scenarios. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous and gradual shocks are performed against that yield curve.

December 31, 2015
Instantaneous Changes in Interest Rates (basis points)	Percent Change in Net Interest Income
+400	(18.38%)
+300	(10.29%)
+200	(5.69%)
+100	(2.29%)
Base	-%
-100	(2.83%)

Gradual Changes in Interest Rates (basis points)	Percent Change in Net Interest Income
+400	(5.35%)
+300	(3.28%)
+200	(1.76%)
+100	(0.71%)
Base	-%
-100	(0.04%)

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

We are pursuing a strategy that began in 2012 to reduce long-term interest rate risk. The contractual maturity of the investment portfolio was shortened and mortgage backed securities were purchased to enhance cash flow. We were able to grow our loan portfolio while reducing the size of the investment portfolio. New loans originated generally were either floating rate or were fixed rate with maturities that did not exceed five years. Securities as a percentage of average interest-earning assets decreased from 45.4% in 2014 to 37.5% in 2015. Deposit maturities were extended and generally priced lower. We believe that the addition of short-term securities and deploying our capital to grow our loan portfolio will help to lower interest rate risk.

Item 8 - Financial Statements and Supplementary Data

Report of Castaing, Hussey & Lolan, LLC
Independent Registered Accounting Firm

To the Shareholders and Board of Directors
First Guaranty Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of First Guaranty Bancshares, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. First Guaranty's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Guaranty Bancshares, Inc. as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also audited, in accordance with the standards of the American Institute of Certified Public Accountants, First Guaranty Bancshares, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 28, 2016 expressed an unqualified opinion thereon.

/s/ Castaing, Hussey & Lolan, LLC

Castaing, Hussey & Lolan, LLC
New Iberia, Louisiana
March 28, 2016

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2015	December 31, 2014
Assets
Cash and cash equivalents:
Cash and due from banks	$36,690	$44,365
Federal funds sold	582	210
Cash and cash equivalents	37,272	44,575

Interest-earning time deposits with banks	997	10,247

Investment securities:
Available for sale, at fair value	376,369	499,808
Held to maturity, at cost (estimated fair value of $168,148 and $139,688, respectively)	169,752	141,795
Investment securities	546,121	641,603

Federal Home Loan Bank stock, at cost	935	1,621

Loans, net of unearned income	841,583	790,321
Less: allowance for loan losses	9,415	9,105
Net loans	832,168	781,216

Premises and equipment, net	22,019	19,211
Goodwill	1,999	1,999
Intangible assets, net	1,394	1,733
Other real estate, net	1,577	2,198
Accrued interest receivable	6,015	6,384
Other assets	9,256	8,089
Total Assets	$1,459,753	$1,518,876

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$213,203	$207,969
Interest-bearing demand	409,209	432,294
Savings	81,448	74,550
Time	592,010	657,026
Total deposits	1,295,870	1,371,839

Short-term borrowings	1,800	1,800
Accrued interest payable	1,707	1,997
Senior long-term debt	25,824	1,455
Junior subordinated debentures	14,597	-
Other liabilities	1,731	2,202
Total Liabilities	1,341,529	1,379,293

Shareholders' Equity
Preferred stock:
Series C - $1,000 par value - authorized 39,435 shares; issued and outstanding 0 and 39,435	-	39,435
Common stock:[1]
$1 par value - authorized 100,600,000 shares; issued 7,609,194 and 6,923,206 shares	7,609	6,923
Surplus	61,584	51,646
Treasury stock, at cost, 0 and 3,184 shares	-	(54)
Retained earnings	49,932	41,392
Accumulated other comprehensive income (loss)	(901)	241
Total Shareholders' Equity	118,224	139,583
Total Liabilities and Shareholders' Equity	$1,459,753	$1,518,876
See Notes to Consolidated Financial Statements.
[1] 2014 and 2015 share amounts reflect the ten percent stock dividend paid December 17, 2015 to shareholders of record as of December 10, 2015.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(in thousands, except share data)	2015	2014	2013
Interest Income:
Loans (including fees)	$42,536	$39,787	$37,289
Deposits with other banks	72	115	157
Securities (including FHLB stock)	13,471	13,395	13,439
Federal funds sold	-	-	1
Total Interest Income	56,079	53,297	50,886

Interest Expense:
Demand deposits	1,419	1,312	1,262
Savings deposits	38	33	41
Time deposits	6,985	7,716	9,682
Borrowings	166	141	149
Total Interest Expense	8,608	9,202	11,134

Net Interest Income	47,471	44,095	39,752
Less: Provision for loan losses	3,864	1,962	2,520
Net Interest Income after Provision for Loan Losses	43,607	42,133	37,232

Noninterest Income:
Service charges, commissions and fees	2,736	2,767	3,006
ATM and debit card fees	1,779	1,671	1,634
Net gains on securities	3,300	295	1,571
Net gain (loss) on sale of loans	4	(12)	(70)
Other	1,137	1,456	1,337
Total Noninterest Income	8,956	6,177	7,478

Noninterest Expense:
Salaries and employee benefits	15,496	15,840	14,368
Occupancy and equipment expense	3,845	3,928	3,949
Other	11,754	11,826	12,670
Total Noninterest Expense	31,095	31,594	30,987

Income Before Income Taxes	21,468	16,716	13,723
Less: Provision for income taxes	6,963	5,492	4,577
Net Income	$14,505	$11,224	$9,146
Preferred stock dividends	(384)	(394)	(713)
Income Available to Common Shareholders	$14,121	$10,830	$8,433

Per Common Share:[1]
Earnings	$2.01	$1.57	$1.22
Cash dividends paid	$0.60	$0.58	$0.58

Weighted Average Common Shares Outstanding	7,013,869	6,920,022	6,920,022
See Notes to Consolidated Financial Statements
[1] All share and per share amounts reflect the ten percent stock dividend paid December 17, 2015 to shareholders of record as of December 10, 2015.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(in thousands)	2015	2014	2013
Net Income	$14,505	$11,224	$9,146
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	1,394	14,499	(21,432)
Reclassification adjustments for net gains included in net income	(3,300)	(295)	(1,571)
Reclassification of OTTI losses included in net income	175	-	-
Change in unrealized gains (losses) on securities	(1,731)	14,204	(23,003)
Tax impact	589	(4,829)	7,821
Other comprehensive income (loss)	(1,142)	9,375	(15,182)
Comprehensive Income (Loss)	$13,363	$20,599	$(6,036)
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Series C					Accumulated
	Preferred	Common				Other
	Stock	Stock		Treasury	Retained	Comprehensive
(in thousands, except share data)	$1,000 Par	$1 Par	Surplus	Stock	Earnings	Income/(Loss)	Total
Balance December 31, 2012	$39,435	$6,923	$51,646	$(54)	$30,183	$6,048	$134,181
Net income	-	-	-	-	9,146	-	9,146
Other comprehensive income	-	-	-	-	-	(15,182)	(15,182)
Cash dividends on common stock ($0.58 per share)	-	-	-	-	(4,027)	-	(4,027)
Preferred stock dividends	-	-	-	-	(713)	-	(713)
Balance December 31, 2013	$39,435	$6,923	$51,646	$(54)	$34,589	$(9,134)	$123,405
Net income	-	-	-	-	11,224	-	11,224
Other comprehensive income	-	-	-	-	-	9,375	9,375
Cash dividends on common stock ($0.58 per share)	-	-	-	-	(4,027)	-	(4,027)
Preferred stock dividends	-	-	-	-	(394)	-	(394)
Balance December 31, 2014	$39,435	$6,923	$51,646	$(54)	$41,392	$241	$139,583
Net income	-	-	-	-	14,505	-	14,505
Reclassification of treasury stock under the LCBA (1)	-	(3)	-	54	(51)	-	-
Other comprehensive income	-	-	-	-	-	(1,142)	(1,142)
Preferred stock redeemed, Series C	(39,435)	-	-	-	-	-	(39,435)
Common stock issued in initial public offering, 689,172 shares(2)	-	689	9,938	-	(1,283)	-	9,344
Cash dividends on common stock ($0.60 per share)	-	-	-	-	(4,247)	-	(4,247)
Preferred stock dividends	-	-	-	-	(384)	-	(384)
Balance December 31, 2015	$-	$7,609	$61,584	$-	$49,932	$(901)	$118,224
See Notes to Consolidated Financial Statements
(1) Effective January 1, 2015, companies incorporated under Louisiana law became subject to the Louisiana Business Corporation Act (which replaces the Louisiana Business Corporation Law). Provisions of the Louisiana Business Corporation Act eliminate the concept of treasury stock and provide that shares reacquired by a company are to be treated as authorized but unissued shares. As a result of this change in law, shares previously classified as treasury stock were reclassified as a reduction to issued shares of common stock in the consolidated financial statements as of June 30, 2015, reducing the stated value of common stock and retained earnings.
(2) All share and per share amounts reflect the ten percent stock dividend paid December 17, 2015 to shareholders of record as of December 10, 2015.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2015	2014	2013
Cash Flows From Operating Activities:
Net income	$14,505	$11,224	$9,146
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,864	1,962	2,520
Depreciation and amortization	1,995	2,143	2,111
Amortization/Accretion of investments	2,036	2,164	2,141
Gain on sale/call of securities	(3,300)	(295)	(1,571)
Other than temporary impairment charge on securities	175	-	-
Loss (gain) on sale of assets	(6)	(17)	61
ORE and repossessed property writedowns and loss on disposition	411	665	335
FHLB stock dividends	(4)	(4)	(4)
Net decrease in loans held for sale	-	88	469
Change in other assets and liabilities, net	(2,461)	(1,140)	1,958
Net cash provided by operating activities	17,215	16,790	17,166

Cash Flows From Investing Activities:
Funds invested in certificates of deposit	-	(10,000)	-
Proceeds from maturities and calls of certificates of deposit	9,250	500	-
Proceeds from maturities and calls of HTM securities	72,036	8,279	16,184
Proceeds from maturities, calls and sales of AFS securities	723,249	535,167	626,433
Funds invested in HTM securities	(48,318)	-	(107,616)
Funds Invested in AFS securities	(650,698)	(538,209)	(533,320)
Proceeds from sale/redemption of Federal Home Loan Bank stock	3,554	4,169	3,268
Funds invested in Federal Home Loan Bank stock	(2,864)	(3,950)	(3,825)
Net increase in loans	(56,000)	(92,697)	(78,777)
Purchases of premises and equipment	(4,400)	(1,668)	(1,757)
Proceeds from sales of premises and equipment	4	375	-
Proceeds from sales of other real estate owned	1,394	3,049	1,306
Net cash provided by (used in) investing activities	47,207	(94,985)	(78,104)

Cash Flows From Financing Activities:
Net (decrease) increase in deposits	(75,969)	68,740	50,487
Net decrease in federal funds purchased and short-term borrowings	-	(3,988)	(8,958)
Proceeds from long-term borrowings, net of costs	24,969	1,555	-
Repayment of long-term borrowings	(600)	(600)	(600)
Proceeds from junior subordinated debentures, net of costs	14,597	-	-
Issuance of common stock, net of costs	9,344	-	-
Redemption of preferred stock	(39,435)	-	-
Dividends paid	(4,631)	(4,421)	(4,740)
Net cash (used in) provided by financing activities	(71,725)	61,286	36,189

Net decrease in cash and cash equivalents	(7,303)	(16,909)	(24,749)
Cash and cash equivalents at the beginning of the period	44,575	61,484	86,233
Cash and cash equivalents at the end of the period	$37,272	$44,575	$61,484

Noncash activities:
Loans transferred to foreclosed assets	$1,184	$2,330	$2,604

Cash paid during the period:
Interest on deposits and borrowed funds	$8,898	$9,569	$11,610
Income taxes	$8,400	$4,500	$2,850

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Business and Summary of Significant Accounting Policies

Business

First Guaranty Bancshares, Inc. ("First Guaranty" or the “Company”) is a Louisiana corporation headquartered in Hammond, LA. First Guaranty owns all of the outstanding shares of common stock of First Guaranty Bank. First Guaranty Bank (the “Bank”) is a Louisiana state-chartered commercial bank that provides a diversified range of financial services to consumers and businesses in the communities in which it operates. These services include consumer and commercial lending, mortgage loan origination, the issuance of credit cards and retail banking services. The Bank also maintains an investment portfolio comprised of government, government agency, corporate, and municipal securities. The Bank has twenty-one banking offices, including one drive-up banking facility, and twenty-seven automated teller machines (ATMs) in Southeast, Southwest and North Louisiana.

Summary of significant accounting policies

The accounting and reporting policies of First Guaranty conform to generally accepted accounting principles and to predominant accounting practices within the banking industry. The more significant accounting and reporting policies are as follows:

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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and the valuation of investment securities. In connection with the determination of the allowance for loan losses and real estate owned, First Guaranty obtains independent appraisals for significant properties.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents are defined as cash, due from banks, interest-bearing demand deposits with banks and federal funds sold with maturities of three months or less.
Securities

First Guaranty reviews its financial position, liquidity and future plans in evaluating the criteria for classifying investment securities. Debt securities that Management has the ability and intent to hold to maturity are classified as held to maturity and carried at cost, adjusted for amortization of premiums and accretion of discounts using methods approximating the interest method. Securities available for sale are stated at fair value. The unrealized difference, if any, between amortized cost and fair value of these AFS securities is excluded from income and is reported, net of deferred taxes, in accumulated other comprehensive income as a part of shareholders’ equity. Details of other comprehensive income are reported in the consolidated statements of comprehensive income. Realized gains and losses on securities are computed based on the specific identification method and are reported as a separate component of other income. Amortization of premiums and discounts is included in interest income. Discounts and premiums related to debt securities are amortized using the effective interest rate method.

Management evaluates securities for other-than-temporary impairment ("OTTI") at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In estimating other-than-temporary losses, management considers the length of time and extent that fair value has been less than cost and the financial condition and near term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

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

First Guaranty's policy is to evaluate TDRs that have subsequently been restructured and returned to market terms after 12 months of performance. The evaluation includes a review of the loan file and analysis of the credit to assess the loan terms, including interest rate to insure such terms are consistent with market terms.  The loan terms are compared to a sampling of loans with similar terms and risk characteristics, including loans originated by First Guaranty and loans lost to a competitor.  The sample provides a guide to determine market terms pursuant to ASC 310-40-50-2.  The loan is also evaluated at that time for impairment  A loan determined to be restructured to market terms and not considered impaired will no longer be disclosed as a TDR in the years following the restructuring.  These loans will continue to be individually evaluated for impairment.  A loan determined to either be restructured to below market terms or to be impaired will remain a TDR.

Credit Quality

First Guaranty's credit quality indicators are pass, special mention, substandard, and doubtful.

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

A substandard loan is inadequately protected by the paying capacity of the obligor or of the collateral pledged, if any. Loans classified as substandard have a well-defined weakness. They are characterized by the distinct possibility that First Guaranty will sustain some loss if the deficiencies are not corrected. These loans require more intensive supervision. Substandard loans are generally characterized by current or expected unprofitable operations, inadequate debt service coverage, inadequate liquidity, or marginal capitalization. Repayment may depend on collateral or other credit risk mitigates. For some substandard loans, the likelihood of full collection of interest and principal may be in doubt and interest is no longer accrued. Consumer loans that are 90 days or more past due or that are nonaccrual are considered substandard.

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

Allowance for loan losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when Management believes that the collectability of the principal is unlikely. The allowance, which is based on evaluation of the collectability of loans and prior loan loss experience, is an amount that, in the opinion of Management, reflects the risks inherent in the existing loan portfolio and exists at the reporting date. The evaluations take into consideration a number of subjective factors including changes in the nature and volume of the loan portfolio, historical losses, overall portfolio quality, review of specific problem loans, current economic conditions that may affect a borrower’s ability to pay, adequacy of loan collateral and other relevant factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require additional recognition of losses based on their judgments about information available to them at the time of their examination.

The following are general credit risk factors that affect First Guaranty's loan portfolio segments.  These factors do not encompass all risks associated with each loan category.  Construction and land development loans have risks associated with interim construction prior to permanent financing and repayment risks due to the future sale of developed property.  Farmland and agricultural loans have risks such as weather, government agricultural policies, fuel and fertilizer costs, and market price volatility.  1-4 family, multi-family, and consumer credits are strongly influenced by employment levels, consumer debt loads and the general economy.  Non-farm non-residential loans include both owner occupied real estate and non-owner occupied real estate.  Common risks associated with these properties is the ability to maintain tenant leases and keep lease income at a level able to service required debt and operating expenses.  Commercial and industrial loans generally have non-real estate secured collateral which requires closer monitoring than real estate collateral.

Although Management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated.  The evaluation of the adequacy of loan collateral is often based upon estimates and appraisals. Because of changing economic conditions, the valuations determined from such estimates and appraisals may also change. Accordingly, First Guaranty may ultimately incur losses that vary from Management's current estimates. Adjustments to the allowance for loan losses will be reported in the period such adjustments become known or can be reasonably estimated. All loan losses are charged to the allowance for loan losses when the loss actually occurs or when the collectability of the principal is unlikely. Recoveries are credited to the allowance at the time of recovery.

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

Goodwill and intangible assets

Goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. First Guaranty's goodwill is tested for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. Adverse changes in the economic environment, declining operations, or other factors could result in a decline in the implied fair value of goodwill. If the implied fair value is less than the carrying amount, a loss would be recognized in other non-interest expense to reduce the carrying amount to implied fair value of goodwill. The goodwill impairment test includes two steps that are preceded by a, “step zero”, qualitative test. The qualitative test allows Management to assess whether qualitative factors indicate that it is more likely than not that impairment exists. If it is not more likely than not that impairment exists, then no impairment exists and the two step quantitative test would not be necessary. These qualitative indicators include factors such as earnings, share price, market conditions, etc. If the qualitative factors indicate that it is more likely than not that impairment exists, then the two step quantitative test would be necessary. Step one is used to identify potential impairment and compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Step two of the goodwill impairment test compares the implied estimated fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill for that reporting unit exceeds the implied fair value of that unit’s goodwill, an impairment loss is recognized in an amount equal to that excess.

Identifiable intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or legal rights or because the assets are capable of being sold or exchanged either on their own or in combination with the related contract, asset or liability. First Guaranty's intangible assets primarily relate to core deposits. These core deposit intangibles are amortized on a straight-line basis over terms ranging from seven to fifteen years. Management periodically evaluates whether events or circumstances have occurred that impair this deposit intangible.

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

Off-balance sheet financial instruments

In the ordinary course of business, First Guaranty has entered into commitments to extend credit, including commitments under credit card arrangements, commitments to fund commercial real estate, construction and land development loans secured by real estate, and performance standby letters of credit. Such financial instruments are recorded when they are funded.

Income taxes

First Guaranty and its subsidiary file a consolidated federal income tax return on a calendar year basis. In lieu of Louisiana state income tax, the Bank is subject to the Louisiana bank shares tax, which is included in noninterest expense in First Guaranty's consolidated financial statements. With few exceptions, First Guaranty is no longer subject to U.S. federal, state or local income tax examinations for years before 2012. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the deferred tax assets or liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be utilized.

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (i) the assets have been isolated from First Guaranty, (ii) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) First Guaranty does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Earnings per common share
Earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. In December of 2015, First Guaranty issued a pro rata, 10% common stock dividend. The shares issued for the stock dividend have been retrospectively factored into the calculation of earnings per share as well as cash dividends paid on common stock and represented on the face of the financial statements. No convertible shares of First Guaranty's stock are outstanding.

Operating Segments

All of First Guaranty's operations are considered by management to be aggregated into one reportable operating segment. While the chief decision-makers monitor the revenue streams of the various products and services, the identifiable segments are not material. Operations are managed and financial performance is evaluated on a Company-wide basis.

Reclassifications

Certain reclassifications have been made to prior year end financial statements in order to conform to the classification adopted for reporting in 2015.

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

This guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. This guidance must be adopted retrospectively, wherein the balance sheet of each period presented should be adjusted to reflect the new guidance. First Guaranty has elected early adoption of this guidance in 2015. The adoption of this guidance did not have a material impact upon First Guaranty's financial statements. No adjustments to prior year information was necessary upon the adoption of the guidance.

In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments". The guidance eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. The ASU is effective for annual and interim periods beginning after December 15, 2015. The adoption of this ASU is not expected to have a material effect on First Guaranty's Consolidated Financial Statements.
In January 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities". The ASU amendments include changes related to how certain equity investments are measured, recognize changes in the fair value of financial certain liabilities measured under the fair value option, and disclose and present financial assets and liabilities on First Guaranty's consolidated financial statements. Additionally, the ASU will also require entities to present financial assets and financial liabilities separately, grouped by measurement category and form of financial asset in the statement of financial position or in the accompanying notes to the financial statements. Entities will also no longer have to disclose the methods and significant assumptions for financial instruments measured at amortized cost, but will be required to measure such instruments under the "exit price" notion for disclosure purposes. The ASU is effective for annual and interim periods beginning after December 15, 2017. The adoption of this ASU is not expected to have a material effect on First Guaranty's Consolidated Financial Statements.
In February 2016, the FASB issued ASU 2016-02, "Conforming Amendments Related to Leases". This ASU amends the codification regarding leases in order to increase transparency and comparability. The ASU requires companies to recognize lease assets and liabilities on the statement of condition and disclose key information about leasing arrangements. A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the leased asset for the lease term. The ASU is effective for annual and interim periods beginning after December 15, 2018. The adoption of this ASU is not expected to have a material effect on First Guaranty's Consolidated Financial Statements.

Note 3. Cash and Due from Banks

Certain reserves are required to be maintained at the Federal Reserve Bank. There was no reserve requirement as of December 31, 2015 and 2014.  At December 31, 2015 First Guaranty had only one account at correspondent banks, excluding the Federal Reserve Bank, that exceeded the FDIC insurable limit of $250,000. This account was over the insurable limit by $2,000. At December 31, 2014 First Guaranty had only one account at correspondent banks, excluding the Federal Reserve Bank, that exceeded the FDIC insurable limit of $250,000. This account was over the insurable limit by $1,000.

Note 4.  Securities

A summary comparison of securities by type at December 31, 2015 and 2014 is shown below.

	December 31, 2015				December 31, 2014
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S Treasuries	$29,999	$-	$-	$29,999	$36,000	$-	$-	$36,000
U.S. Government Agencies	165,364	-	(1,553)	163,811	295,620	30	(4,155)	291,495
Corporate debt securities	105,680	2,259	(2,803)	105,136	126,654	4,415	(1,006)	130,063
Mutual funds or other equity securities	580	2	-	582	570	4	-	574
Municipal bonds	47,339	899	(5)	48,233	40,599	1,077	-	41,676
Mortgage-backed securities	28,891	-	(283)	28,608	-	-	-	-
Total available-for-sale securities	377,853	3,160	(4,644)	376,369	499,443	5,526	(5,161)	499,808

Held to maturity:
U.S. Government Agencies	77,343	-	(721)	76,622	84,479	-	(1,950)	82,529
Mortgage-backed securities	92,409	9	(892)	91,526	57,316	57	(214)	57,159
Total held to maturity securities	$169,752	$9	$(1,613)	$168,148	$141,795	$57	$(2,164)	$139,688

The scheduled maturities of securities at December 31, 2015, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to call or prepayments. Mortgage-backed securities are not due at a single maturity because of amortization and potential prepayment of the underlying mortgages. For this reason they are presented separately in the maturity table below.

	December 31, 2015
(in thousands)	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$38,847	$38,905
Due after one year through five years	138,704	138,924
Due after five years through 10 years	124,736	122,706
Over 10 years	46,675	47,226
Subtotal	348,962	347,761
Mortgage-backed Securities	28,891	28,608
Total available-for-sale securities	377,853	376,369

Held to maturity:
Due in one year or less	-	-
Due after one year through five years	21,803	21,545
Due after five years through 10 years	55,540	55,077
Over 10 years	-	-
Subtotal	77,343	76,622
Mortgage-backed Securities	92,409	91,526
Total held to maturity securities	$169,752	$168,148

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses as of the dates indicated:

	At December 31, 2015
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasuries	2	$9,999	$-	-	$-	$-	2	$9,999	$-
U.S. Government agencies	49	116,473	(921)	11	47,338	(632)	60	163,811	(1,553)
Corporate debt securities	112	31,414	(1,509)	27	5,344	(1,294)	139	36,758	(2,803)
Mutual funds or other equity securities	-	-	-	-	-	-	-	-	-
Municipal bonds	2	679	(5)	-	-	-	2	679	(5)
Mortgage-backed securities	14	28,608	(283)	-	-	-	14	28,608	(283)
Total available-for-sale securities	179	187,173	(2,718)	38	52,682	(1,926)	217	239,855	(4,644)

Held to maturity:
U.S. Government agencies	16	51,865	(404)	7	23,852	(317)	23	75,717	(721)
Mortgage-backed securities	39	82,863	(892)	-	-	-	39	82,863	(892)
Total held to maturity securities	55	$134,728	$(1,296)	7	$23,852	$(317)	62	$158,580	$(1,613)

	At December 31, 2014
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasuries	4	$24,000	$-	-	$-	$-	4	$24,000	$-
U.S. Government agencies	4	43,983	(17)	66	232,482	(4,138)	70	276,465	(4,155)
Corporate debt securities	37	15,395	(238)	50	15,397	(768)	87	30,792	(1,006)
Mutual funds or other equity securities	-	-	-	-	-	-	-	-	-
Municipal bonds	-	-	-	-	-	-	-	-	-
Total available-for-sale securities	45	83,378	(255)	116	247,879	(4,906)	161	331,257	(5,161)

Held to maturity:
U.S. Government agencies	1	4,993	(7)	19	77,536	(1,943)	20	82,529	(1,950)
Mortgage-backed securities	7	12,008	(13)	12	29,415	(201)	19	41,423	(214)
Total held to maturity securities	8	$17,001	$(20)	31	$106,951	$(2,144)	39	$123,952	$(2,164)

As of December 31, 2015, 279 of First Guaranty's debt securities had unrealized losses totaling 1.5% of the individual securities’ amortized cost basis and 1.1% of First Guaranty's total amortized cost basis of the investment securities portfolio. 45 of the 279 securities had been in a continuous loss position for over 12 months at such date.  The 45 securities had an aggregate amortized cost basis of $78.8 million and an unrealized loss of $2.2 million at December 31, 2015.  Management has the intent and ability to hold these debt securities until maturity or until anticipated recovery.

Securities are evaluated for other-than-temporary impairment ("OTTI") at least quarterly and more frequently when economic or market conditions warrant. Consideration is given to (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) the recovery of contractual principal and interest and (iv) the intent and ability of First Guaranty to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Investment securities issued by the U.S. Government and Government sponsored agencies with unrealized losses and the amount of unrealized losses on those investment securities are the result of changes in market interest rates. First Guaranty has the ability and intent to hold these securities until recovery, which may not be until maturity.

Corporate debt securities in a loss position consist primarily of corporate bonds issued by businesses in the financial, insurance, utility, manufacturing, industrial, consumer products and oil and gas industries. Two issuers were determined during 2015 to have other-than-temporary impairment losses.  First Guaranty believes that the remaining issuers will be able to fulfill the obligations of these securities based on evaluations described above. First Guaranty has the ability and intent to hold these securities until they recover, which could be at their maturity dates.

During the years ended December 31, 2015, First Guaranty recorded OTTI losses on available-for-sale securities as follows:
(in thousands)	Year Ended December 31, 2015
Total OTTI charge realized and unrealized	$571
OTTI recognized in other comprehensive income (non-credit component)	396
Net impairment losses recognized in earnings (credit component)	$175

There were no other-than-temporary impairment losses recognized on securities in 2014 or 2013.

The following table presents a roll-forward of the amount of credit losses on debt securities held by First Guaranty for which a portion of OTTI was recognized in other comprehensive income for the year end year ended December 31, 2015:

(in thousands)
Beginning balance of credit losses at December 31, 2014	$-
Other-than-temporary impairment credit losses on securities not previously OTTI	175
Increases for additional credit losses on securities previously determined to be OTTI	-
Reduction for increases in cash flows	-
Reduction due to credit impaired securities sold or fully settled	-
Ending balance of cumulative credit losses recognized in earnings at December 31, 2015	$175

In 2015 there were no other-than-temporary impairment credit losses on securities for which we had previously recognized OTTI. The amount related to losses on securities with no previous losses amounted to $0.2 million at December 31, 2015.  For securities that have indications of credit related impairment, management analyzes future expected cash flows to determine if any credit related impairment is evident.   Estimated cash flows are determined using management's best estimate of future cash flows based on specific assumptions.  The assumptions used to determine the cash flows were based on estimates of loss severity and credit default probabilities.  Management reviews reports from credit rating agencies and public filings of issuers.  The credit related impairment was related to one corporate debt security with a book balance of $0.5 million that experienced declines in its financial performance associated with the mining industry.  This corporate debt security had a non-credit related impairment of $0.3 million.  A second corporate debt security had a non-credit related impairment of $0.1 million due to the fact that the issuer went private and liquidity in its debt securities was reduced.  Management anticipates receipt of all scheduled cash flows for this security.

Non-credit related other-than-temporary impairment losses recognized in other comprehensive income totaled $0.4 million in 2015 and zero in 2014. The impairment losses were related to two available for sale corporate bond securities, described above, which had original amortized cost of $0.8 million.

At December 31, 2015 and 2014 the carrying value of pledged securities totaled $427.4 million and $516.5 million, respectively. First Guaranty completed its liquidation of the common stock from a converted preferred security in the third quarter of 2015. The total gains realized on the security were $2.7 million. Gross realized gains on sales of securities were $3.3 million (including the sale of the converted preferred security), $0.2 million and $1.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. Gross realized losses were $0.4 million, $0.2 million and $0 for the years ended December 31, 2015, 2014 and 2013. The tax applicable to these transactions amounted to $1.2 million, $0 million, and $0.5 million for 2015, 2014 and 2013, respectively. Proceeds from sales of securities classified as available-for-sale amounted to $290.0 million, $109.8 million and $18.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income (loss) ("AOCI"), net of applicable income taxes, totaled $0.9 million at December 31, 2015. At December 31, 2014 net unrealized gains included in AOCI, net of applicable income taxes, totaled $0.2 million. During 2015 and 2014 gains, net of tax, reclassified out of AOCI into earnings totaled $2.1 million and $0.2 million, respectively.

At December 31, 2015, First Guaranty's exposure to investment securities issuers that exceeded 10% of shareholders’ equity as follows:

	At December 31, 2015
(in thousands)	Amortized Cost	Fair Value
U.S. Treasuries	$29,999	$29,999
Federal Home Loan Bank (FHLB)	85,507	84,689
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	66,271	65,589
Federal National Mortgage Association (Fannie Mae-FNMA)	127,504	126,294
Federal Farm Credit Bank (FFCB)	84,726	83,996
Total	$394,007	$390,567

Note 5. Loans

The following table summarizes the components of First Guaranty's loan portfolio as of the dates indicated:

	December 31, 2015		December 31, 2014
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$56,132	6.6%	$52,094	6.6%
Farmland	17,672	2.1%	13,539	1.7%
1- 4 Family	129,610	15.4%	118,181	14.9%
Multifamily	12,629	1.5%	14,323	1.8%
Non-farm non-residential	323,363	38.3%	328,400	41.5%
Total Real Estate	539,406	63.9%	526,537	66.5%
Non-real Estate:
Agricultural	25,838	3.1%	26,278	3.3%
Commercial and industrial	224,201	26.6%	196,339	24.8%
Consumer and other	54,163	6.4%	42,991	5.4%
Total Non-real Estate	304,202	36.1%	265,608	33.5%
Total Loans Before Unearned Income	843,608	100.0%	792,145	100.0%
Unearned income	(2,025)		(1,824)
Total Loans Net of Unearned Income	$841,583		$790,321

The following table summarizes fixed and floating rate loans by contractual maturity, excluding nonaccrual loans, as of December 31, 2015 and December 31, 2014 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	December 31, 2015			December 31, 2014
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$86,975	$48,111	$135,086	$88,686	$72,250	$160,936
One to five years	315,685	246,374	562,059	253,306	225,655	478,961
Five to 15 years	49,197	31,456	80,653	67,012	39,634	106,646
Over 15 years	36,438	9,333	45,771	25,304	8,104	33,408
Subtotal	$488,295	$335,274	823,569	$434,308	$345,643	779,951
Nonaccrual loans			20,039			12,194
Total Loans Before Unearned Income			843,608			792,145
Unearned income			(2,025)			(1,824)
Total Loans Net of Unearned Income			$841,583			$790,321

As of December 31, 2015, $132.9 million of floating rate loans were at their interest rate floor. At December 31, 2014, $195.7 million of floating rate loans were at the floor rate. Nonaccrual loans have been excluded from these totals.

The following tables present the age analysis of past due loans for the periods indicated:

	As of December 31, 2015
(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$12	$558	$570	$55,562	$56,132	$-
Farmland	-	136	136	17,536	17,672	19
1 - 4 family	2,546	4,929	7,475	122,135	129,610	391
Multifamily	-	9,045	9,045	3,584	12,629	-
Non-farm non-residential	1,994	2,934	4,928	318,435	323,363	-
Total Real Estate	4,552	17,602	22,154	517,252	539,406	410
Non-Real Estate:
Agricultural	2,346	2,628	4,974	20,864	25,838	-
Commercial and industrial	314	48	362	223,839	224,201	-
Consumer and other	965	171	1,136	53,027	54,163	-
Total Non-Real Estate	3,625	2,847	6,472	297,730	304,202	-
Total Loans Before Unearned Income	$8,177	$20,449	$28,626	$814,982	843,608	$410
Unearned income					(2,025)
Total Loans Net of Unearned Income					$841,583

	As of December 31, 2014
(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$338	$486	$824	$51,270	$52,094	$-
Farmland	10	153	163	13,376	13,539	-
1 - 4 family	2,924	4,418	7,342	110,839	118,181	599
Multifamily	2,990	-	2,990	11,333	14,323	-
Non-farm non-residential	1,509	4,993	6,502	321,898	328,400	-
Total Real Estate	7,771	10,050	17,821	508,716	526,537	599
Non-Real Estate:
Agricultural	-	832	832	25,446	26,278	-
Commercial and industrial	1,241	1,907	3,148	193,191	196,339	-
Consumer and other	105	4	109	42,882	42,991	-
Total Non-Real Estate	1,346	2,743	4,089	261,519	265,608	-
Total Loans Before Unearned Income	$9,117	$12,793	$21,910	$770,235	792,145	$599
Unearned income					(1,824)
Total Loans Net of Unearned Income					$790,321

The tables above include $20.0 million and $12.2 million of nonaccrual loans for December 31, 2015 and 2014, respectively. See the tables below for more detail on nonaccrual loans.

The following is a summary of nonaccrual loans by class for the periods indicated:

	As of December 31,
(in thousands)	2015	2014
Real Estate:
Construction & land development	$558	$486
Farmland	117	153
1 - 4 family	4,538	3,819
Multifamily	9,045	-
Non-farm non-residential	2,934	4,993
Total Real Estate	17,192	9,451
Non-Real Estate:
Agricultural	2,628	832
Commercial and industrial	48	1,907
Consumer and other	171	4
Total Non-Real Estate	2,847	2,743
Total Nonaccrual Loans	$20,039	$12,194

The following table identifies the credit exposure of the loan portfolio by specific credit ratings for the periods indicated:

	As of December 31, 2015					As of December 31, 2014
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Construction & land development	$51,681	$386	$4,065	$-	$56,132	$46,451	$559	$5,084	$-	$52,094
Farmland	17,554	-	118	-	17,672	13,299	87	153	-	13,539
1 - 4 family	115,878	6,425	7,307	-	129,610	103,582	6,113	8,486	-	118,181
Multifamily	3,584	-	9,045	-	12,629	3,581	6,414	4,328	-	14,323
Non-farm non-residential	296,682	3,288	23,393	-	323,363	300,319	6,788	21,293	-	328,400
Total Real Estate	485,379	10,099	43,928	-	539,406	467,232	19,961	39,344	-	526,537
Non-Real Estate:
Agricultural	20,860	4	4,974	-	25,838	22,789	7	3,482	-	26,278
Commercial and industrial	214,184	471	9,546	-	224,201	185,839	8,611	1,889	-	196,339
Consumer and other	53,779	178	206	-	54,163	42,831	123	37	-	42,991
Total Non-Real Estate	288,823	653	14,726	-	304,202	251,459	8,741	5,408	-	265,608
Total Loans Before Unearned Income	$774,202	$10,752	$58,654	$-	843,608	$718,691	$28,702	$44,752	$-	792,145
Unearned income					(2,025)					(1,824)
Total Loans Net of Unearned Income					$841,583					$790,321

Note 6. Allowance for Loan Losses

A summary of changes in the allowance for loan losses, by loan type, for the years ended December 31, 2015, 2014 and 2013 are as follows:

	As of December 31,
	2015					2014
(in thousands)	Beginning Allowance (12/31/14)	Charge-offs	Recoveries	Provision	Ending Allowance (12/31/15)	Beginning Allowance (12/31/13)	Charge-offs	Recoveries	Provision	Ending Allowance(12/31/14)
Real Estate:
Construction & land development	$702	$(559)	$5	$814	$962	$1,530	$(1,032)	$6	$198	$702
Farmland	21	-	-	33	54	17	-	-	4	21
1 - 4 family	2,131	(410)	94	(44)	1,771	1,974	(589)	99	647	2,131
Multifamily	813	(947)	46	645	557	376	-	49	388	813
Non-farm non-residential	2,713	(1,137)	5	1,717	3,298	3,607	(1,515)	9	612	2,713
Total Real Estate	6,380	(3,053)	150	3,165	6,642	7,504	(3,136)	163	1,849	6,380
Non-Real Estate:
Agricultural	293	(491)	3	211	16	46	(2)	1	248	293
Commercial and industrial	1,797	(79)	315	494	2,527	2,176	(266)	118	(231)	1,797
Consumer and other	371	(550)	151	258	230	208	(289)	199	253	371
Unallocated	264	-	-	(264)	-	421	-	-	(157)	264
Total Non-Real Estate	2,725	(1,120)	469	699	2,773	2,851	(557)	318	113	2,725
Total	$9,105	$(4,173)	$619	$3,864	$9,415	$10,355	$(3,693)	$481	$1,962	$9,105

	As of December 31,
	2013
(in thousands)	Beginning Allowance (12/31/12)	Charge-offs	Recoveries	Provision	Ending Allowance (12/31/13)
Real Estate:
Construction & land development	$1,098	$(233)	$10	$655	$1,530
Farmland	50	(31)	140	(142)	17
1 - 4 family	2,239	(220)	49	(94)	1,974
Multifamily	284	-	-	92	376
Non-farm non-residential	3,666	(1,148)	8	1,081	3,607
Total Real Estate	7,337	(1,632)	207	1,592	7,504
Non-Real Estate:
Agricultural	64	(41)	5	18	46
Commercial and industrial	2,488	(1,098)	71	715	2,176
Consumer and other	233	(262)	243	(6)	208
Unallocated	220	-	-	201	421
Total Non-Real Estate	3,005	(1,401)	319	928	2,851
Total	$10,342	$(3,033)	$526	$2,520	$10,355

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio. The result is an allocation of the loan loss reserve from one category to another.

A summary of the allowance and loans individually and collectively evaluated for impairment are as follows:

	As of December 31, 2015
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$-	$962	$962	$368	$55,764	$56,132
Farmland	-	54	54	-	17,672	17,672
1 - 4 family	611	1,160	1,771	3,049	126,561	129,610
Multifamily	454	103	557	9,045	3,584	12,629
Non-farm non-residential	1,298	2,000	3,298	13,646	309,717	323,363
Total Real Estate	2,363	4,279	6,642	26,108	513,298	539,406
Non-Real Estate:
Agricultural	-	16	16	4,863	20,975	25,838
Commercial and industrial	-	2,527	2,527	-	224,201	224,201
Consumer and other	-	230	230	171	53,992	54,163
Unallocated	-	-	-	-	-	-
Total Non-Real Estate	-	2,773	2,773	5,034	299,168	304,202
Total	$2,363	$7,052	$9,415	$31,142	$812,466	843,608
Unearned Income						(2,025)
Total Loans Net of Unearned Income						$841,583

	As of December 31, 2014
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$126	$576	$702	$4,150	$47,944	$52,094
Farmland	-	21	21	-	13,539	13,539
1 - 4 family	598	1,533	2,131	3,420	114,761	118,181
Multifamily	437	376	813	7,201	7,122	14,323
Non-farm non-residential	468	2,245	2,713	16,287	312,113	328,400
Total Real Estate	1,629	4,751	6,380	31,058	495,479	526,537
Non-Real Estate:
Agricultural	262	31	293	2,650	23,628	26,278
Commercial and industrial	19	1,778	1,797	1,664	194,675	196,339
Consumer and other	-	371	371	-	42,991	42,991
Unallocated	-	264	264	-	-	-
Total Non-Real Estate	281	2,444	2,725	4,314	261,294	265,608
Total	$1,910	$7,195	$9,105	$35,372	$756,773	792,145
Unearned Income						(1,824)
Total Loans Net of Unearned Income						$790,321

As of December 31, 2015, 2014 and 2013, First Guaranty had loans totaling $20.0 million, $12.2 million and $14.5 million, respectively, not accruing interest. As of December 31, 2015, 2014 and 2013, First Guaranty had loans past due 90 days or more and still accruing interest totaling $0.4 million, $0.6 million and $0.4 million, respectively. The average outstanding balance of nonaccrual loans in 2015 was $14.9 million compared to $13.8 million in 2014 and $17.3 million in 2013.

Included in the above table is a loan for $5.3 million and $5.9 million at December 31, 2015 and 2014, respectively, that is no longer considered impaired but is still individually evaluated for impairment since it was formally a restructured credit that subsequently return to market terms.

As of December 31, 2015, First Guaranty has no outstanding commitments to advance additional funds in connection with impaired loans.

The following is a summary of impaired loans by class at December 31, 2015:
	As of December 31, 2015
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$368	$823	$-	$825	$41	$44
Farmland	-	-	-	-	-	-
1 - 4 family	1,054	1,358	-	1,354	79	84
Multifamily	3,728	4,240	-	4,305	254	72
Non-farm non-residential	3,637	4,116	-	4,124	165	147
Total Real Estate	8,787	10,537	-	10,608	539	347
Non-Real Estate:
Agricultural	4,863	5,019	-	5,036	300	300
Commercial and industrial	-	-	-	-	-	-
Consumer and other	171	317	-	335	27	20
Total Non-Real Estate	5,034	5,336	-	5,371	327	320
Total Impaired Loans with no related allowance	13,821	15,873	-	15,979	866	667

Impaired Loans with an allowance recorded:
Real estate:
Construction & land development	-	-	-	-	-	-
Farmland	-	-	-	-	-	-
1 - 4 family	1,995	2,144	611	2,079	103	125
Multifamily	-		-	-	-	-
Non-farm non-residential	10,009	10,841	1,298	11,035	566	569
Total Real Estate	12,004	12,985	1,909	13,114	669	694
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-
Total Impaired Loans with an allowance recorded	12,004	12,985	1,909	13,114	669	694

Total Impaired Loans	$25,825	$28,858	$1,909	$29,093	$1,535	$1,361

The following is a summary of impaired loans by class at December 31, 2014:
	As of December 31, 2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$3,308	$4,359	$-	$3,479	$217	$224
Farmland	-	-	-	-	-	-
1 - 4 family	1,368	1,656	-	397	72	43
Multifamily	-	-	-	148	31	34
Non-farm non-residential	7,439	9,008	-	8,694	422	275
Total Real Estate	12,115	15,023	-	12,718	742	576
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-
Total Impaired Loans with no related allowance	12,115	15,023	-	12,718	742	576

Impaired Loans with an allowance recorded:
Real estate:
Construction & land development	842	842	126	829	48	43
Farmland	-	-	-	-	-	-
1 - 4 family	2,052	2,068	598	2,062	97	87
Multifamily	1,338	1,337	398	1,340	60	55
Non-farm non-residential	8,848	8,913	468	8,948	317	327
Total Real Estate	13,080	13,160	1,590	13,179	522	512
Non-Real Estate:
Agricultural	2,650	2,650	262	-	-	-
Commercial and industrial	1,664	1,854	19	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	4,314	4,504	281	-	-	-
Total Impaired Loans with an allowance recorded	17,394	17,664	1,871	13,179	522	512

Total Impaired Loans	$29,509	$32,687	$1,871	$25,897	$1,264	$1,088

Troubled Debt Restructurings

A Troubled Debt Restructuring ("TDR") is a debt restructuring in which the creditor for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. The modifications to First Guaranty's TDRs were concessions on the interest rate charged. The effect of the modifications to First Guaranty was a reduction in interest income. These loans were evaluated in First Guaranty's reserve for loan losses. In 2015, there was one credit relationship in the amount of $0.4 million that was restructured in a troubled debt restructuring. The relationship was secured by raw land. The relationship was placed on interest only with a reduction in scheduled amortization payments and contractual interest rate. In 2014, there was one credit relationship in the amount of $2.2 million that was restructured in a troubled debt restructuring. The relationship was secured by 1-4 family real estate and a non-farm non-residential real estate property. The relationship was placed on interest only with a reduction in scheduled amortization payments and contractual interest rate.

The following table is an age analysis of TDRs as of December 31, 2015 and December 31, 2014:

Troubled Debt Restructurings	December 31, 2015				December 31, 2014
	Accruing Loans				Accruing Loans
(in thousands)	Current	30-89 Days Past Due	Nonaccrual	Total TDRs	Current	30-89 Days Past Due	Nonaccrual	Total TDRs
Real Estate:
Construction & land development	$-	$-	$368	$368	$-	$-	$-	$-
Farmland	-	-	-	-	-	-	-	-
1 - 4 Family	-	-	1,702	1,702	-	1,752	-	1,752
Multifamily	-	-	-	-	-	-	-	-
Non-farm non residential	3,431	-	206	3,637	2,998	452	230	3,680
Total Real Estate	3,431	-	2,276	5,707	2,998	2,204	230	5,432
Non-Real Estate:
Agricultural	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-	-	-
Total	$3,431	$-	$2,276	$5,707	$2,998	$2,204	$230	$5,432

The following table discloses TDR activity for the twelve months ended December 31, 2015.

	Trouble Debt Restructured Loans Activity
	Twelve Months Ended December 31, 2015
(in thousands)	Beginning balance (December 31, 2014)	New TDRs	Charge-offs post-modification	Transferred to ORE	Paydowns	Construction to permanent financing	Restructured to market terms	Ending balance (December 31, 2015)
Real Estate:
Construction & land development	$-	$368	$-	$-	$-	$-	$-	$368
Farmland	-	-	-	-	-	-	-	-
1 - 4 family	1,752	-	-	-	(50)	-	-	1,702
Multifamily	-	-	-	-	-	-	-	-
Non-farm non-residential	3,680	-	(29)	-	(14)	-	-	3,637
Total Real Estate	5,432	368	(29)	-	(64)	-		5,707
Non-Real Estate:
Agricultural	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-	-	-
Total Impaired Loans with no related allowance	$5,432	$368	$(29)	$-	$(64)	$-	$-	$5,707

There were no commitments to lend additional funds to debtors whose terms have been modified in a troubled debt restructuring at December 31, 2015.

Note 7.  Premises and Equipment

The components of premises and equipment at December 31, 2015 and 2014 are as follows:

(in thousands)	December 31, 2015	December 31, 2014
Land	$7,227	$6,933
Bank premises	18,914	18,324
Furniture and equipment	21,060	19,995
Construction in progress	2,667	254
Acquired value	49,868	45,506
Less: accumulated depreciation	27,849	26,295
Net book value	$22,019	$19,211

Depreciation expense amounted to $1.6 million, $1.7 million  and $1.7 million for 2015, 2014 and 2013, respectively.

Note 8. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to impairment testing. Other intangible assets continue to be amortized over their useful lives. Goodwill represents the purchase price over the fair value of net assets acquired from the Homestead Bancorp in 2007. No impairment charges have been recognized since acquisition. Goodwill totaled $2.0 million at December 31, 2015 and 2014.

The following table summarizes intangible assets subject to amortization.

	December 31, 2015			December 31, 2014
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$9,350	$8,052	$1,298	$9,350	$7,732	$1,618
Mortgage servicing rights	267	171	96	267	152	115
Total	$9,617	$8,223	$1,394	$9,617	$7,884	$1,733

The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions. The weighted-average amortization period remaining for the core deposit intangibles is 4.4 years.

Amortization expense relating to purchase accounting intangibles totaled $0.3 million, $0.3 million, and $0.3 million for the year ended December 31, 2015, 2014, and 2013, respectively.

Amortization expense of the core deposit intangible assets for the next five years is as follows:
For the Years Ended	Estimated Amortization Expense (in thousands)
December 31, 2016	$320
December 31, 2017	$320
December 31, 2018	$320
December 31, 2019	$135
December 31, 2020	$135

Note 9. Other Real Estate

Other real estate owned consists of the following:

(in thousands)	December 31, 2015	December 31, 2014
Real Estate Owned Acquired by Foreclosure:
Residential	$880	$1,121
Construction & land development	25	127
Non-farm non-residential	672	950
Total Other Real Estate Owned and Foreclosed Property	$1,577	$2,198

Note 10.  Deposits

A schedule of maturities of all time deposits are as follows:

(in thousands)	December 31, 2015
2016	$401,535
2017	118,340
2018	18,697
2019	28,209
2020 and thereafter	25,229
Total	$592,010

The table above includes, for December 31, 2015, brokered deposits totaling $26.7 million. The aggregate amount of jumbo time deposits, each with a minimum denomination of $250,000 totaled $305.1 million and $323.7 million at December 31, 2015 and 2014, respectively.

Note 11.  Borrowings

Short-term borrowings are summarized as follows:

(in thousands)	December 31, 2015	December 31, 2014
Securities sold under agreements to repurchase	$-	$-
Line of credit	1,800	1,800
Total short-term borrowings	$1,800	$1,800

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature daily. Interest rates on repurchase agreements are set by Management and are generally based on the 91-day Treasury bill rate. First Guaranty no longer offered repurchase agreements beginning in April 2014.

Available lines of credit totaled $206.2 million at December 31, 2015 and $266.7 million at December 31, 2014.

The following schedule provides certain information about First Guaranty's short-term borrowings for the periods indicated:

	December 31,
(in thousands except for %)	2015	2014	2013
Outstanding at year end	$1,800	$1,800	$5,788
Maximum month-end outstanding	$13,800	$22,356	$57,302
Average daily outstanding	$4,217	$6,960	$21,387
Weighted average rate during the year	2.12%	1.08%	0.98%
Average rate at year end	4.50%	4.50%	1.51%

Long-term debt is summarized as follows:

Senior long-term debt with a commercial bank, priced at Wall Street Journal Prime plus 75 basis points (4.00%), totaled $0.9 million at December 31, 2015 and $1.5 million at December 31, 2014. First Guaranty pays $50,000 principal plus interest monthly. This loan has a contractual maturity date of  May 12, 2017. This long-term debt is secured by a pledge of 13.2% (735,745 shares) of First Guaranty's interest in First Guaranty Bank (a wholly owned subsidiary).

Senior long-term debt with a commercial bank, priced at floating 3-month LIBOR plus 250 basis points, totaled $25.0 million at December 31, 2015. First Guaranty pays $625,000 principal plus interest quarterly. This loan was originated in December 2015 and has a contractual maturity date of December 22, 2020. This long-term debt is secured by a pledge of 85% (4,823,899 shares) of First Guaranty's interest in First Guaranty Bank (a wholly owned subsidiary).

Junior subordinated debt, priced at Wall Street Journal Prime plus 75 basis points (4.00%), totaled $14.6 million at December 31, 2015. First Guaranty pays interest semi-annually for the Fixed Interest Rate Period and quarterly for the Floating Interest Rate Period. The Note is unsecured and ranks junior in right of payment to any senior indebtedness and obligations to general and secured creditors. The Note was originated in December 2015 is scheduled to mature on December 21, 2025. Subject to limited exceptions, First Guaranty cannot repay the Note until after December 21, 2020. The Note qualifies for treatment as Tier 2 capital for regulatory capital purposes.

First Guaranty maintains a revolving line of credit for $2.5 million with an availability of $0.7 million at December 31, 2015. This line of credit is secured by the same collateral as the senior term loan and is priced at 4.50%.

At December 31, 2015, letters of credit issued by the FHLB totaling $195.0 million were outstanding and carried as off-balance sheet items, all of which expire in 2016. At December 31, 2014, letters of credit issued by the FHLB totaling $150.0 million were outstanding and carried as off-balance sheet items, all of which expired in 2015. The letters of credit are solely used for pledging towards public fund deposits. The FHLB has a blanket lien on substantially all of the loans in First Guaranty's portfolio which is used to secure borrowing availability from the FHLB. First Guaranty has obtained a subordination agreement from the FHLB on First Guaranty's farmland, agricultural, and commercial and industrial loans. These loans are available to be pledged for additional reserve liquidity.

As of December 31, 2015 obligations on senior long-term debt and junior subordinated debentures totalled $40.4 million.  The scheduled maturities are as follows:
(in thousands)	Senior Long-term Debt	Junior Subordinated Debentures
2016	$3,100	$-
2017	2,755	-
2018	2,500	-
2019	2,500	-
2020	2,500	-
2021 and thereafter	12,500	15,000
Subtotal	$25,855	$15,000
Debt issuance costs	(31)	(403)
Total	$25,824	$14,597

Note 12. Preferred Stock

On September 22, 2011, First Guaranty received $39.4 million in funds from the U.S. Treasury's Small Business Lending Fund program. $21.1 million of the funds were used to redeem First Guaranty's Series A and B Preferred Stock issued to the U.S. Treasury under the Capital Purchase Program. The Preferred Series C shares received quarterly dividends and the initial dividend rate was 5.00%. The dividend rate was based on qualified loan growth two quarters in arrears. During 2014 First Guaranty achieved the growth in qualified loans required to achieve the 1.0% dividend rate. The 1.0% rate was locked in until December 31, 2015. During 2015 First Guaranty paid $0.4 million in preferred stock dividends compared to $0.4 million in 2014 and $0.7 million in 2013.

On December 22, 2015, First Guaranty redeemed all of the 39,435 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series C, that had been issued to the United States Department of Treasury pursuant to the Small Business Lending Fund (the "SBLF"). The shares were redeemed at their liquidation value of $1,000 per share plus accrued and unpaid dividends to, but excluding December 22, 2015, for a total redemption price of $39.5 million. The redemption was approved by the Federal Reserve Bank of Atlanta and the United States Department of Treasury. The redemption terminated First Guaranty's participation in the SBLF.

Note 13. Capital Requirements

First Guaranty and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on First Guaranty's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Guaranty and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require First Guaranty and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2015 and 2014, that First Guaranty and the Bank met all capital adequacy requirements.

As of December 31, 2015, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that Management believes have changed the Bank’s category. First Guaranty's and the Bank’s actual capital amounts and ratios as of December 31, 2015 and 2014 are presented in the following table.

	Actual		Minimum Capital Requirements		Minimum to be Well Capitalized Under Action Provisions
(in thousands except for %)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Total Risk-based Capital:
Consolidated	$141,022	13.13%	$85,952	8.00%	N/A	N/A
Bank	$148,316	13.86%	$85,632	8.00%	$107,040	10.00%

Tier 1 Capital:
Consolidated	$116,607	10.85%	$64,464	6.00%	N/A	N/A
Bank	$138,901	12.98%	$64,224	6.00%	$85,632	8.00%

Tier 1 Leverage Capital:
Consolidated	$116,607	8.17%	$57,121	4.00%	N/A	N/A
Bank	$138,901	9.74%	$57,062	4.00%	$71,328	5.00%

Common Equity Tier One Capital:
Consolidated	$116,607	10.85%	$48,348	4.50%	N/A	N/A
Bank	$138,901	12.98%	$48,168	4.50%	$69,576	6.50%

December 31, 2014
Total Risk-based Capital:
Consolidated	$144,834	14.05%	$82,486	8.00%	N/A	N/A
Bank	$143,426	13.96%	$82,170	8.00%	$102,712	10.00%

Tier 1 Capital:
Consolidated	$135,727	13.16%	$41,243	4.00%	N/A	N/A
Bank	$134,319	13.08%	$41,085	4.00%	$61,627	6.00%

Tier 1 Leverage Capital:
Consolidated	$135,737	9.33%	$58,173	4.00%	N/A	N/A
Bank	$134,319	9.26%	$58,025	4.00%	$72,532	5.00%

Common Equity Tier One Capital:	N/A	N/A	N/A	N/A	N/A	N/A
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A
Bank

Note 14. Dividend Restrictions

The Federal Reserve Bank ("FRB") has stated that, generally, a bank holding company should not maintain a rate of distributions to shareholders unless its available net income has been sufficient to fully fund the distributions, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition. As a Louisiana corporation, First Guaranty is restricted under the Louisiana corporate law from paying dividends under certain conditions.

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

The Bank is restricted under applicable laws in the payment of dividends to an amount equal to current year earnings plus undistributed earnings for the immediately preceding year, unless prior permission is received from the Commissioner of Financial Institutions for the State of Louisiana. Dividends payable by the Bank in 2016 without permission will be limited to 2016 earnings plus the undistributed earnings of $3.5 million from 2015.

Accordingly, at January 1, 2016, $137.0 million of First Guaranty's equity in the net assets of the Bank was restricted. In addition, dividends paid by the Bank to First Guaranty would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.

Note 15.  Related Party Transactions

In the normal course of business, First Guaranty and its subsidiary, First Guaranty Bank,  have loans, deposits and other transactions with its executive officers, directors and certain business organizations and individuals with which such persons are associated. These transactions are completed with terms no less favorable than current market rates. An analysis of the activity of loans made to such borrowers during the year ended December 31, 2015 and 2014 follows:

	December 31,
(in thousands)	2015	2014
Balance, beginning of year	$53,808	$49,951
Net Increase	4,008	3,857
Balance, end of year	$57,816	$53,808

Unfunded commitments to First Guaranty and Bank directors and executive officers totaled $31.6 million and $19.7 million at December 31, 2015 and 2014, respectively. At December 31, 2015 First Guaranty and the Bank had deposits from directors and executives totaling $22.7 million. There were no participations in loans purchased from affiliated financial institutions included in First Guaranty's loan portfolio in 2015 or 2014.

During the years ended 2015, 2014 and 2013, First Guaranty paid approximately $0.2 million, $0.2 million and $0.5 million, respectively, for printing services and supplies and office furniture and equipment to Champion Industries, Inc., of which Mr. Marshall T. Reynolds, the Chairman of First Guaranty's Board of Directors, is President, Chief Executive Officer, Chairman of the Board of Directors and a major shareholder of Champion.

First Guaranty paid insurance expenses of $0, $2.3 million and $2.4 million for 2015, 2014 and 2013, respectively for participation in an employee medical benefit plan in which several entities under common ownership of First Guaranty's Chairman participate. First Guaranty terminated the plan in 2014 and enrolled in a fully insured plan from a third party national provider of health insurance.

First Guaranty paid travel expenses to Sabre Transportation, Inc. of $0, $0 and $49,000 for 2015, 2014 and 2013, respectively. These expenses include the utilization of an aircraft, fuel, air crew and ramp fees. The Harrah and Reynolds Corporation, of which Mr. Reynolds is President and Chief Executive Officer and sole shareholder, has controlling interest in Sabre Transportation, Inc.

Note 16. Employee Benefit Plans

First Guaranty has an employee savings plan to which employees, who meet certain service requirements, may defer 1% to 20% of their base salaries, 6% of which may be matched up to 100%, at its sole discretion. Contributions to the savings plan were $86,000, $87,000 and $81,000 in 2015, 2014 and 2013, respectively.  First Guaranty has an Employee Stock Ownership Plan (“ESOP”) which was frozen in 2010. No contributions were made to the ESOP for the years 2015, 2014 or 2013. As of December 31, 2015, the ESOP held 14,653 shares. First Guaranty does not plan to make future contributions to this plan.

Note 17. Other Expenses

The following is a summary of the significant components of other noninterest expense:

	December 31,
(in thousands)	2015	2014	2013
Other noninterest expense:
Legal and professional fees	$2,019	$1,982	$2,347
Data processing	1,184	1,153	1,269
Marketing and public relations	848	700	638
Taxes - sales, capital and franchise	717	605	584
Operating supplies	414	410	487
Travel and lodging	818	566	563
Telephone	172	242	206
Amortization of core deposits	320	320	320
Donations	332	150	294
Net costs from other real estate and repossessions	493	1,374	941
Regulatory assessment	1,111	1,181	1,784
Other	3,326	3,143	3,237
Total other noninterest expense	$11,754	$11,826	$12,670

First Guaranty does not capitalize advertising costs. They are expensed as incurred and are included in other noninterest expense on the Consolidated Statements of Income. Advertising expense was $0.6 million, $0.4 million and $0.4 million for 2015, 2014 and 2013, respectively.

Note 18.  Income Taxes

The following is a summary of the provision for income taxes included in the Consolidated Statements of Income:

	December 31,
(in thousands)	2015	2014	2013
Current	$7,347	$4,898	$4,748
Deferred	(384)	594	(171)
Total	$6,963	$5,492	$4,577

The difference between income taxes computed by applying the statutory federal income tax rate and the provision for income taxes in the financial statements is reconciled as follows:

	December 31,
(in thousands except for %)	2015	2014	2013
Statutory tax rate	35.0%	35.0%	35.0%

Federal income taxes at statutory rate	$7,514	$5,851	$4,803
Tax exempt municipal income	(436)	(284)	(133)
Other	(115)	(75)	(93)
Total	$6,963	$5,492	$4,577

Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities, and available tax credit carry forwards. Temporary differences between the financial statement and tax values of assets and liabilities give rise to deferred taxes. The significant components of deferred taxes classified in First Guaranty's Consolidated Balance Sheets at December 31, 2015 and 2014 are as follows:

	December 31,
(in thousands)	2015	2014
Deferred tax assets:
Allowance for loan losses	$3,201	$3,096
Other real estate owned	127	148
Unrealized losses on available for sale securities	445	-
Other	541	407
Gross deferred tax assets	4,314	3,651

Deferred tax liabilities:
Depreciation and amortization	(1,588)	(1,779)
Core deposit intangibles	(441)	(550)
Unrealized gains on available for sale securities	-	(124)
Other	(373)	(359)
Gross deferred tax liabilities	(2,402)	(2,812)

Net deferred tax assets	$1,912	$839

As of December 31, 2015 and 2014, there were no net operating loss carryforwards for income tax purposes.

ASC 740-10, Income Taxes, clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the consolidated financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. First Guaranty does not believe it has any unrecognized tax benefits included in its consolidated financial statements. First Guaranty has not had any settlements in the current period with taxing authorities, nor has it recognized tax benefits as a result of a lapse of the applicable statute of limitations.  First Guaranty recognizes interest and penalties accrued related to unrecognized tax benefits, if applicable, in noninterest expense. During the years ended December 31, 2015, 2014 and 2013, First Guaranty did not recognize any interest or penalties in its consolidated financial statements, nor has it recorded an accrued liability for interest or penalty payments.

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

Set forth below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at December 31, 2015 and December 31, 2014.

(in thousands)	December 31, 2015	December 31, 2014
Contract Amount
Commitments to Extend Credit	$88,081	$59,675
Unfunded Commitments under lines of credit	$107,581	$111,247
Commercial and Standby letters of credit	$7,486	$7,743

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

There were no losses incurred on off-balance sheet commitments in 2015, 2014 or 2013.

Note 20.  Fair Value Measurements

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified Level 3 as of December 31, 2015 include municipal bonds and an equity security.

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

Other real estate owned. Properties are recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values of other real estate owned ("OREO") at December 31, 2015 and 2014 are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement or amounts commonly used in real estate transactions. Inputs include appraisal values or recent sales activity for similar assets in the property’s market; thus OREO measured at fair value would be classified within either Level 2 or Level 3 of the hierarchy.

Certain non-financial assets and non-financial liabilities are measured at fair value on a non-recurring basis including assets and liabilities related to reporting units measured at fair value in the testing of goodwill impairment, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2015 and 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	December 31, 2015	December 31, 2014
Available for Sale Securities Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$30,501	$36,504
Level 2: Significant Other Observable Inputs	338,167	454,524
Level 3: Significant Unobservable Inputs	7,701	8,780
Securities available for sale measured at fair value	$376,369	$499,808

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

The change in Level 1 securities available for sale from December 31, 2014 was due to a reduction in Treasury bills of $6.0 million. The change in Level 2 securities available for sale from December 31, 2014 was due principally to the sale of short term agency securities.

The following table reconciles assets measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Level 3 Changes
(in thousands)	December 31, 2015	December 31, 2014
Balance, beginning of year	$8,780	$5,834
Total gains or losses (realized/unrealized):
Included in earnings	-	-
Included in other comprehensive income	-	-
Purchases, sales, issuances and settlements, net	(1,079)	2,946
Transfers in and/or out of Level 3	-	-
Balance as of end of year	$7,701	$8,780

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of December 31, 2015.

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of December 31, 2015, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At December 31, 2015	At December 31, 2014
Fair Value Measurements Using: Impaired Loans
Level 1: Quoted Prices in Active Markets For Identical Assets	$-	$-
Level 2: Significant Other Observable Inputs	293	5,244
Level 3: Significant Unobservable Inputs	16,401	15,618
Impaired loans measured at fair value	$16,694	$20,862

Fair Value Measurements Using: Other Real Estate Owned
Level 1: Quoted Prices in Active Markets For Identical Assets	$-	$-
Level 2: Significant Other Observable Inputs	1,104	1,847
Level 3: Significant Unobservable Inputs	473	351
Other real estate owned measured at fair value	$1,577	$2,198

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

Note 21.  Financial Instruments

Fair value estimates are generally subjective in nature and are dependent upon a number of significant assumptions associated with each instrument or group of similar instruments, including estimates of discount rates, risks associated with specific financial instruments, estimates of future cash flows and relevant available market information. Fair value information is intended to represent an estimate of an amount at which a financial instrument could be exchanged in a current transaction between a willing buyer and seller engaging in an exchange transaction. However, since there are no established trading markets for a significant portion of First Guaranty's financial instruments, First Guaranty may not be able to immediately settle financial instruments; as such, the fair values are not necessarily indicative of the amounts that could be realized through immediate settlement. In addition, the majority of the financial instruments, such as loans and deposits, are held to maturity and are realized or paid according to the contractual agreement with the customer.

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

Impaired loans

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

Borrowings.

The carrying amount of federal funds purchased and other short-term borrowings approximate their fair values. The fair value of First Guaranty's long-term borrowings is computed using net present value formulas. The present value is the sum of the present value of all projected cash flows on an item at a specified discount rate. The discount rate is set as an appropriate rate index, plus or minus an appropriate spread. Borrowings are classified within level 3 of the fair value hierarchy.

Other Unrecognized Financial Instruments.

The fair value of commitments to extend credit is estimated using the fees charged to enter into similar legally binding agreements, taking into account the remaining terms of the agreements and customers' credit ratings. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. Noninterest-bearing deposits are held at cost. The fair values of letters of credit are based on fees charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2015 and 2014 the fair value of guarantees under commercial and standby letters of credit was not material.

The estimated fair values and carrying values of the financial instruments at December 31, 2015 and 2014 are presented in the following table:
	December 31,
	2015		2014
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Cash and cash equivalents	$37,272	$37,272	$44,575	$44,575
Securities, available for sale	$376,369	$376,369	$499,808	$499,808
Securities, held to maturity	$169,752	$168,148	$141,795	$139,688
Federal Home Loan Bank stock	$935	$935	$1,621	$1,621
Loans, net	$832,168	$831,731	$781,216	$780,470
Accrued interest receivable	$6,015	$6,015	$6,384	$6,384

Liabilities
Deposits	$1,295,870	$1,296,468	$1,371,839	$1,373,537
Borrowings	$27,624	$27,624	$3,255	$3,255
Junior subordinated debentures	$14,597	$14,597	$-	$-
Accrued interest payable	$1,707	$1,707	$1,997	$1,997

There is no material difference between the contract amount and the estimated fair value of off-balance sheet items that are primarily comprised of short-term unfunded loan commitments that are generally at market prices.

Note 22.  Concentrations of Credit and Other Risks

First Guaranty monitors loan portfolio concentrations by region, collateral type, loan type, and industry on a monthly basis and has established maximum thresholds as a percentage of its capital to ensure that the desired mix and diversification of its loan portfolio is achieved. First Guaranty is compliant with the established thresholds as of December 31, 2015. Personal, commercial and residential loans are granted to customers, most of who reside in northern and southern areas of Louisiana. Although First Guaranty has a diversified loan portfolio, significant portions of the loans are collateralized by real estate located in Tangipahoa Parish and surrounding parishes in Southeast Louisiana. Declines in the Louisiana economy could result in lower real estate values which could, under certain circumstances, result in losses to First Guaranty.

The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers. Generally, credit is not extended in excess of $10.0 million to any single borrower or group of related borrowers.

Approximately 43.9% of First Guaranty's deposits are derived from local governmental agencies at December 31, 2015. These governmental depositing authorities are generally long-term customers. A number of the depositing authorities are under contractual obligation to maintain their operating funds exclusively with First Guaranty. In most cases, First Guaranty is required to pledge securities or letters of credit issued by the Federal Home Loan Bank to the depositing authorities to collateralize their deposits. Under certain circumstances, the withdrawal of all of, or a significant portion of, the deposits of one or more of the depositing authorities may result in a temporary reduction in liquidity, depending primarily on the maturities and/or classifications of the securities pledged against such deposits and the ability to replace such deposits with either new deposits or other borrowings. Public fund deposits totaled $568.7 million at December 31, 2015.

Note 23.  Litigation

First Guaranty is subject to various legal proceedings in the normal course of its business. It is Management’s belief that the ultimate resolution of such claims will not have a material adverse effect on First Guaranty's financial position or results of operations.

Note 24.  Condensed Parent Company Information

The following condensed financial information reflects the accounts and transactions of First Guaranty Bancshares, Inc. for the dates indicated:

First Guaranty Bancshares, Inc.
Condensed Balance Sheets

	December 31,
(in thousands)	2015	2014
Assets
Cash	$16,862	$723
Investment in bank subsidiary	140,518	138,176
Investment Securities (available for sale, at fair value)	80	70
Other assets	3,233	5,129
Total Assets	$160,693	$144,098

Liabilities and Shareholders' Equity
Short-term debt	$1,800	$1,800
Senior long-term debt	25,824	2,439
Junior subordinated debentures	14,597	-
Other liabilities	248	276
Total Liabilities	42,469	4,515
Shareholders' Equity	118,224	139,583
Total Liabilities and Shareholders' Equity	$160,693	$144,098

First Guaranty Bancshares, Inc.
Condensed Statements of Income

	December 31,
(in thousands)	2015	2014	2013
Operating Income
Dividends received from bank subsidiary	$9,843	$6,448	$4,669
Net gains on securities	2,652	-	-
Other income	261	162	90
Total operating income	12,756	6,610	4,759

Operating Expenses
Interest expense	192	130	115
Salaries & Benefits	172	140	88
Other expenses	766	464	449
Total operating expenses	1,130	734	652

Income before income tax benefit and increase in equity in undistributed earnings of subsidiary	11,626	5,876	4,107
Income tax benefit (expense)	(605)	229	212
Income before increase in equity in undistributed earnings of subsidiary	11,021	6,105	4,319
Increase in equity in undistributed earnings of subsidiary	3,484	5,119	4,827
Net Income	14,505	11,224	9,146
Less preferred stock dividends	(384)	(394)	(713)
Net income available to common shareholders	$14,121	$10,830	$8,433

First Guaranty Bancshares, Inc.
Condensed Statements of Cash Flows

	December 31,
(in thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$14,505	$11,224	$9,146
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in equity in undistributed earnings of subsidiary	$(3,484)	$(5,119)	(4,827)
Gain on sale of securities	(2,652)	-	-
Net change in other liabilities	(28)	55	2
Net change in other assets	396	(3,383)	161
Net cash provided by operating activities	8,737	2,777	4,482

Cash flows from investing activities:
Proceeds from maturities, calls and sales of AFS securities	4,152	-	-
Funds Invested in AFS securities	(10)	(5)	-
Net cash provided by (used in) investing activities	4,142	(5)	-

Cash flows from financing activities:
Proceeds from long-term debt, net of costs	24,969	2,555	-
Repayment of long-term debt	(1,584)	(616)	(600)
Proceeds from junior subordinated debentures, net of costs	14,597	-	-
Issuance of common stock, net of costs	9,344	-	-
Redemption of preferred stock	(39,435)	-	-
Dividends paid	(4,631)	(4,421)	(4,740)
Net cash provided by (used in) financing activities	3,260	(2,482)	(5,340)

Net increase (decrease) in cash and cash equivalents	16,139	290	(858)
Cash and cash equivalents at the beginning of the period	723	433	1,291
Cash and cash equivalents at the end of the period	$16,862	$723	$433

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures for the year ended December 31, 2015.

Item 9A - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of First Guaranty's management, including its Chief Executive Officer (Principal Executive Officer) and its Chief Financial Officer (Principal Financial Officer), of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective.

For further information, see “Management’s annual report on internal control over financial reporting” below. There was no change in First Guaranty's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, First Guaranty's internal control over financial reporting.

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

Management is responsible for establishing and maintaining the adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13 – 15(f). Under the supervision and with the participation of Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework(1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This section relates to Management’s evaluation of internal control over financial reporting including controls over the preparation of the schedules equivalent to the basic financial statements and compliance with laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls.

Based on our evaluation under the framework in Internal Control – Integrated Framework, Management concluded that internal control over financial reporting was effective as of December 31, 2015.

This annual report does not include an attestation report of First Guaranty's independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by First Guaranty's independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit First Guaranty to provide only management’s report in this annual report.

9B - Other Information

None

Part III

Item 10 – Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G (3), information on directors and executive officers of the Registrant will be incorporated by reference from First Guaranty's Definitive Proxy Statement.

Item 11 - Executive Compensation

Pursuant to General Instruction G (3), information on directors and executive officers of the Registrant will be incorporated by reference from First Guaranty's Definitive Proxy Statement.

Item 12 - Security Ownership of Certain Beneficial Owners, Management and Related Shareholder Matters

Pursuant to General Instruction G (3), information on directors and executive officers of the Registrant will be incorporated by reference from First Guaranty's Definitive Proxy Statement.

Item 13 - Certain Relationships and Related Transactions and Director Independence

Pursuant to General Instruction G (3), information on directors and executive officers of the Registrant will be incorporated by reference from First Guaranty's Definitive Proxy Statement.

Item 14 - Principal Accountant Fees and Services

Pursuant to General Instruction G (3), information on directors and executive officers of the Registrant will be incorporated by reference from First Guaranty's Definitive Proxy Statement.

Part IV
Item 15 - Exhibits and Financial Statement Schedules
(a) 1	Consolidated Financial Statements

	Item	Page
First Guaranty Bancshares, Inc. and Subsidiary
	Report of Independent Registered Accounting Firm	52
	Consolidated Balance Sheets - December 31, 2015 and 2014	53
	Consolidated Statements of Income – Years Ended December 31, 2015, 2014 and 2013	54
	Consolidated Statements of Comprehensive Income – Years Ended December 31, 2015, 2014 and 2013	55
	Consolidated Statements of Changes in Shareholders’ Equity - Years Ended December 31, 2015, 2014 and 2013	56
	Consolidated Statements of Cash Flows - Years Ended December 31, 2015, 2014 and 2013	57
	Notes to Consolidated Financial Statements	58

2	Consolidated Financial Statement Schedules

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

Exhibit Number	Exhibit
3.1	Restated Articles of Incorporation of First Guaranty Bancshares, Inc.(1)
3.2	Articles of Amendment to the Restated Articles of Incorporation of First Guaranty Bancshares, Inc.(2)
3.3	Bylaws of First Guaranty Bancshares, Inc.(3)
3.4	Amendment to Bylaws of First Guaranty Bancshares, Inc.(4)
4.1	Form of Common Stock Certificate of First Guaranty Bancshares, Inc.(5)
4.2	Subordinated Note, dated as of December 21, 2015, by and between First Guaranty Bancshares, Inc. and Edgar Ray Smith, III. (6)
10.1	Subordinated Note Purchase Agreement, dated as of December 21, 2015, by and between First Guaranty Bancshares, Inc. and Edgar Ray Smith, III. (7)
10.2	Loan Agreement, dated as of December 22, 2015, by and between First Guaranty Bancshares, Inc. and First Tennessee Bank National Association. (8)
10.3	Pledge and Security Agreement, dated as of December 22, 2015, by and between First Guaranty Bancshares, Inc. and First Tennessee Bank National Association. (9)
10.4	Term Note, dated as of December 22, 2015, by and between First Guaranty Bancshares, Inc. and First Tennessee Bank National Association. (10)
14.3	First Guaranty Bancshares, Inc. and Subsidiary Code of Conduct and Ethics for Employees, Officers and Directors.
14.4	First Guaranty Bancshares, Inc. Code of Ethics for Senior Financial Officers.
21	Subsidiaries of the First Guaranty Bancshares, Inc.(11)
31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13(a)-15(e) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13(a)-15(e) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.INS	XBRL Instance Document
(1)Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K12G3 filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on August 2, 2007.
(2)Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on September 23, 2011.
(3)Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K12G3 filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on August 2, 2007.
(4)Incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K12G3 filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on August 2, 2007.
(5)Incorporated by reference to Exhibit 4 of the Current Report on Form 8-K12G3 filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on August 2, 2007.
(6)Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on December 23, 2015.
(7)Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on December 23, 2015.
(8)Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on December 23, 2015.
(9)Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on December 23, 2015.
(10)Incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on December 23, 2015.
(11)Incorporated by reference to Exhibit 21 of the Registration statement on Form S-1 filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on October 24, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, First Guaranty has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST GUARANTY BANCSHARES, INC.

Dated: March 28, 2016

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of First Guaranty and in the capacities and on the dates indicated.

/s/ Alton B. Lewis	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2016

/s/ Eric J. Dosch	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 28, 2016

/s/ Marshall T. Reynolds Marshall T. Reynolds	Chairman of the Board	March 28, 2016

/s/ William K. Hood William K. Hood	Director	March 28, 2016

/s/ Glenda B. Glover Glenda B. Glover	Director	March 28, 2016

/s/ Edgar R. Smith, III Edgar R. Smith, III	Director	March 28, 2016