Form 10-Q
period 2016-03-31
First Guaranty Bancshares, Inc.
filed 2016-05-16
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2016
Commission File Number: 001-37621

FIRST GUARANTY BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Louisiana	26-0513559
(State or other jurisdiction incorporation or organization)	(I.R.S. Employer Identification Number)

400 East Thomas Street
Hammond, Louisiana	70401
(Address of principal executive offices)	(Zip Code)

(985) 345-7685
(Registrant's telephone number, including area code)

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
Yes ☐No ☒

As of May 13, 2016 the registrant had 7,609,194 shares of $1 par value common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents:
Cash and due from banks	$25,600	$36,690
Federal funds sold	221	582
Cash and cash equivalents	25,821	37,272

Interest-earning time deposits with banks	747	997

Investment securities:
Available for sale, at fair value	407,513	376,369
Held to maturity, at cost (estimated fair value of $149,834 and $168,148 respectively)	149,243	169,752
Investment securities	556,756	546,121

Federal Home Loan Bank stock, at cost	1,304	935

Loans, net of unearned income	854,776	841,583
Less: allowance for loan losses	9,415	9,415
Net loans	845,361	832,168

Premises and equipment, net	21,741	22,019
Goodwill	1,999	1,999
Intangible assets, net	1,310	1,394
Other real estate, net	1,226	1,577
Accrued interest receivable	6,325	6,015
Other assets	6,407	9,256
Total Assets	$1,468,997	$1,459,753

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$221,897	$213,203
Interest-bearing demand	417,890	409,209
Savings	86,312	81,448
Time	574,628	592,010
Total deposits	1,300,727	1,295,870

Short-term borrowings	-	1,800
Accrued interest payable	2,282	1,707
Senior long-term debt	25,051	25,824
Junior subordinated debentures	14,605	14,597
Other liabilities	3,029	1,731
Total Liabilities	1,345,694	1,341,529

Shareholders' Equity
Common stock:
$1 par value - authorized 100,600,000 shares; issued 7,609,194 shares	7,609	7,609
Surplus	61,584	61,584
Retained earnings	51,866	49,932
Accumulated other comprehensive income (loss)	2,244	(901)
Total Shareholders' Equity	123,303	118,224
Total Liabilities and Shareholders' Equity	$1,468,997	$1,459,753

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2016	2015
Interest Income:
Loans (including fees)	$10,801	$10,739
Deposits with other banks	30	20
Securities (including FHLB stock)	3,589	3,345
Total Interest Income	14,420	14,104

Interest Expense:
Demand deposits	614	358
Savings deposits	18	9
Time deposits	1,564	1,843
Borrowings	392	34
Total Interest Expense	2,588	2,244

Net Interest Income	11,832	11,860
Less: Provision for loan losses	843	610
Net Interest Income after Provision for Loan Losses	10,989	11,250

Noninterest Income:
Service charges, commissions and fees	657	646
ATM and debit card fees	444	426
Net gains on securities	354	316
Other	379	354
Total Noninterest Income	1,834	1,742

Noninterest Expense:
Salaries and employee benefits	4,097	4,046
Occupancy and equipment expense	972	983
Other	3,030	2,864
Total Noninterest Expense	8,099	7,893

Income Before Income Taxes	4,724	5,099
Less: Provision for income taxes	1,573	1,705
Net Income	3,151	3,394
Preferred Stock Dividends	-	(99)
Income Available to Common Shareholders	$3,151	$3,295

Per Common Share:
Earnings	$0.41	$0.48
Cash dividends paid	$0.16	$0.15

Weighted Average Common Shares Outstanding	7,609,194	6,920,022

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
(in thousands)	2016	2015
Net Income	$3,151	$3,394
Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains arising during the period	5,119	6,759
Reclassification adjustments for gains included in net income	(354)	(316)
Change in unrealized gains on securities	4,765	6,443
Tax impact	(1,620)	(2,190)
Other comprehensive income	3,145	4,253
Comprehensive Income	$6,296	$7,647

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

	Series C					Accumulated
	Preferred	Common				Other
	Stock	Stock		Treasury	Retained	Comprehensive
	$1,000 Par	$1 Par	Surplus	Stock	Earnings	Income/(Loss)	Total
(in thousands, except per share data)
Balance December 31, 2014	$39,435	$6,923	$51,646	$(54)	$41,392	$241	$139,583
Net income	-	-	-	-	3,394	-	3,394
Other comprehensive income	-	-	-	-	-	4,253	4,253
Cash dividends on common stock ($0.15 per share)	-	-	-	-	(1,007)	-	(1,007)
Preferred stock dividend	-	-	-	-	(99)	-	(99)
Balance March 31, 2015 (unaudited)	$39,435	$6,923	$51,646	$(54)	$43,680	$4,494	$146,124

Balance December 31, 2015	$-	$7,609	$61,584	$-	$49,932	$(901)	$118,224
Net income	-	-	-	-	3,151	-	3,151
Other comprehensive income	-	-	-	-	-	3,145	3,145
Cash dividends on common stock ($0.16 per share)	-	-	-	-	(1,217)	-	(1,217)
Balance March 31, 2016 (unaudited)	$-	$7,609	$61,584	$-	$51,866	$2,244	$123,303

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(in thousands)	2016	2015
Cash Flows From Operating Activities
Net income	$3,151	$3,394
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	843	610
Depreciation and amortization	530	530
Amortization/Accretion of investments	529	527
Gain on sale/call of securities	(354)	(316)
Gain on sale of assets	(60)	-
ORE write downs and loss on disposition	34	50
FHLB stock dividends	(1)	(1)
Change in other assets and liabilities, net	2,766	1,168
Net Cash Provided By Operating Activities	7,438	5,962

Cash Flows From Investing Activities
Proceeds from maturities and calls of certificates of deposit	250	500
Proceeds from maturities and calls of HTM securities	20,428	6,487
Proceeds from maturities, calls and sales of AFS securities	224,142	291,608
Funds Invested in AFS securities	(250,617)	(319,246)
Proceeds from sale/redemption of Federal Home Loan Bank stock	-	1,032
Funds invested in Federal Home Loan Bank stock	(368)	(867)
Net increase in loans	(14,036)	(6,367)
Purchase of premises and equipment	(1,020)	(473)
Proceeds from sales of premises and equipment	950	-
Proceeds from sales of other real estate owned	317	-
Net Cash (Used In) Investing Activities	(19,954)	(27,326)

Cash Flows From Financing Activities
Net increase in deposits	4,857	23,225
Net decrease in federal funds purchased and short-term borrowings	(1,800)	-
Repayment of long-term borrowings	(775)	(150)
Dividends paid	(1,217)	(1,106)
Net Cash Provided By Financing Activities	1,065	21,969

Net (Decrease) Increase In Cash and Cash Equivalents	(11,451)	605
Cash and Cash Equivalents at the Beginning of the Period	37,272	44,575
Cash and Cash Equivalents at the End of the Period	$25,821	$45,180

Noncash Activities:
Loans transferred to foreclosed assets	$-	$215

Cash Paid During The Period:
Interest on deposits and borrowed funds	$2,013	$2,041
Income taxes	$-	$400

See Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements and the footnotes of First Guaranty Bancshares, Inc. ("First Guaranty" or the “Company”) thereto should be read in conjunction with the audited financial statements and note disclosures for First Guaranty previously filed with the Securities and Exchange Commission in First Guaranty’s Annual Report filed on Form 10-K for the year ended December 31, 2015.

The consolidated financial statements include the accounts of First Guaranty Bancshares, Inc. and its wholly owned subsidiary First Guaranty Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations at March 31, 2016 and for the three month periods ended March 31, 2016 and 2015 are not necessarily indicative of the results expected for the full year or any other interim period. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are susceptible to significant change in the near term are the allowance for loan losses, valuation of goodwill, intangible assets and other purchase accounting adjustments.

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

Note 3. Securities

A summary comparison of securities by type at March 31, 2016 and December 31, 2015 is shown below.

	March 31, 2016				December 31, 2015
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S Treasuries	$9,000	$-	$-	$9,000	$29,999	$-	$-	$29,999
U.S. Government Agencies	214,787	516	(10)	215,293	165,364	-	(1,553)	163,811
Corporate debt securities	107,443	3,335	(1,913)	108,865	105,680	2,259	(2,803)	105,136
Mutual funds or other equity securities	580	8	-	588	580	2	-	582
Municipal bonds	44,030	1,245	(14)	45,261	47,339	899	(5)	48,233
Mortgage-backed securities	28,233	278	(5)	28,506	28,891	-	(283)	28,608
Total available-for-sale securities	$404,073	$5,382	$(1,942)	$407,513	$377,853	$3,160	$(4,644)	$376,369

Held-to-maturity:
U.S. Government Agencies	$59,348	$13	$(36)	$59,325	$77,343	$-	$(721)	$76,622
Mortgage-backed securities	89,895	632	(18)	90,509	92,409	9	(892)	91,526
Total held-to-maturity securities	$149,243	$645	$(54)	$149,834	$169,752	$9	$(1,613)	$168,148

The scheduled maturities of securities at March 31, 2016, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to call or prepayments. Mortgage-backed securities are not due at a single maturity because of amortization and potential prepayment of the underlying mortgages. For this reason they are presented separately in the maturity table below.

	March 31, 2016
(in thousands)	Amortized Cost	Fair Value
Available For Sale:
Due in one year or less	$16,977	$17,047
Due after one year through five years	126,906	128,355
Due after five years through 10 years	193,719	194,488
Over 10 years	38,238	39,117
Subtotal	375,840	379,007
Mortgage-backed Securities	28,233	28,506
Total available-for-sale securities	$404,073	$407,513

Held to Maturity:
Due in one year or less	$-	$-
Due after one year through five years	22,804	22,806
Due after five years through 10 years	36,544	36,519
Over 10 years	-	-
Subtotal	59,348	59,325
Mortgage-backed Securities	89,895	90,509
Total held to maturity securities	$149,243	$149,834

At March 31, 2016 $438.7 million of First Guaranty's securities were pledged to secure public fund deposits and borrowings. The pledged securities had a market value of $439.4 million as of March 31, 2016.

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at March 31, 2016.

				At March 31, 2016
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	1	$9,000	$-	-	$-	$-	1	$9,000	$-
U.S. Government agencies	4	19,993	(7)	3	4,997	(3)	7	24,990	(10)
Corporate debt securities	48	10,123	(483)	53	13,248	(1,430)	101	23,371	(1,913)
Mutual funds or other equity securities	-	-	-	-	-	-	-	-	-
Municipal bonds	1	1,792	(14)	-	-	-	1	1,792	(14)
Mortgage-backed securities	2	3,053	(5)	-	-	-	2	3,053	(5)
Total available-for-sale securities	56	$43,961	$(509)	56	$18,245	$(1,433)	112	$62,206	$(1,942)

Held to maturity:
U.S. Government agencies	1	6,679	(3)	5	21,995	(33)	6	28,674	(36)
Mortgage-backed securities	3	9,305	(10)	1	2,772	(8)	4	12,077	(18)
Total held to maturity	4	$15,984	$(13)	6	$24,767	$(41)	10	$40,751	$(54)

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at December 31, 2015.

				At December 31, 2015
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	2	$9,999	$-	-	$-	$-	2	$9,999	$-
U.S. Government agencies	49	116,473	(921)	11	47,338	(632)	60	163,811	(1,553)
Corporate debt securities	112	31,414	(1,509)	27	5,344	(1,294)	139	36,758	(2,803)
Mutual funds or other equity securities	-	-	-	-	-	-	-	-	-
Municipal bonds	2	679	(5)	-	-	-	2	679	(5)
Mortgage-backed securities	14	28,608	(283)	-	-	-	14	28,608	(283)
Total available for sale	179	$187,173	$(2,718)	38	$52,682	$(1,926)	217	$239,855	$(4,644)

Held to maturity:
U.S. Government agencies	16	$51,865	$(404)	7	$23,852	$(317)	23	$75,717	$(721)
Mortgage-backed securities	39	82,863	(892)	-	-	-	39	82,863	(892)
Total held to maturity	55	$134,728	$(1,296)	7	$23,852	$(317)	62	$158,580	$(1,613)

As of March 31, 2016, 122 of First Guaranty's debt securities had unrealized losses totaling 1.9% of the individual securities' amortized cost basis and 0.4% of First Guaranty's total amortized cost basis of the investment securities portfolio.  62 of the 122 securities had been in a continuous loss position for over 12 months at such date.  The 62 securities had an aggregate amortized cost basis of $44.5 million and an unrealized loss of $1.5 million at March 31, 2016.  Management has the intent and ability to hold these debt securities until maturity or until anticipated recovery.

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

Investment securities issued by the U.S. Government and Government sponsored enterprises with unrealized losses and the amount of unrealized losses on those investment securities are the result of changes in market interest rates will not be other-than-temporarily impaired. First Guaranty has the ability and intent to hold these securities until recovery, which may not be until maturity.

Corporate debt securities in a loss position consist primarily of corporate bonds issued by businesses in the financial, insurance, utility, manufacturing, industrial, consumer products and oil and gas industries. Two issuers were determined during the fourth quarter of 2015 to have other-than-temporary impairment losses.  First Guaranty believes that the remaining issuers will be able to fulfill the obligations of these securities based on evaluations described above. First Guaranty has the ability and intent to hold these securities until they recover, which could be at their maturity dates.

The following table presents a roll-forward of the amount of credit losses on debt securities held by First Guaranty for which a portion of OTTI was recognized in other comprehensive income for the quarter ending March 31, 2016:

(in thousands)
Beginning balance of credit losses at December 31, 2015	$175
Other-than-temporary impairment credit losses on securities not previously OTTI	-
Increases for additional credit losses on securities previously determined to be OTTI	-
Reduction for increases in cash flows	-
Reduction due to credit impaired securities sold or fully settled	-
Ending balance of cumulative credit losses recognized in earnings at March 31, 2016	$175

In the first quarter of 2016 there were no other-than-temporary impairment credit losses on securities for which we had previously recognized OTTI.  For securities that have indications of credit related impairment, management analyzes future expected cash flows to determine if any credit related impairment is evident.   Estimated cash flows are determined using management's best estimate of future cash flows based on specific assumptions.  The assumptions used to determine the cash flows were based on estimates of loss severity and credit default probabilities.  Management reviews reports from credit rating agencies and public filings of issuers.

The total non-credit related other-than-temporary impairment losses included in other comprehensive income was $0.3 million at March 31, 2016.

At March 31, 2016, First Guaranty's exposure to bond issuers that exceeded 10% of shareholders’ equity is below:

	At March 31, 2016
(in thousands)	Amortized Cost	Fair Value
Federal Home Loan Bank (FHLB)	89,944	90,091
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	60,145	60,458
Federal National Mortgage Association (Fannie Mae-FNMA)	134,612	135,261
Federal Farm Credit Bank (FFCB)	107,561	107,823
Total	$392,262	$393,633

Note 4. Loans

The following table summarizes the components of First Guaranty's loan portfolio as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$69,875	8.1%	$56,132	6.6%
Farmland	22,037	2.6%	17,672	2.1%
1- 4 Family	131,543	15.3%	129,610	15.4%
Multifamily	10,830	1.3%	12,629	1.5%
Non-farm non-residential	333,048	38.9%	323,363	38.3%
Total Real Estate	567,333	66.2%	539,406	63.9%
Non-Real Estate:
Agricultural	23,266	2.7%	25,838	3.1%
Commercial and industrial	206,178	24.1%	224,201	26.6%
Consumer and other	59,925	7.0%	54,163	6.4%
Total Non-Real Estate	289,369	33.8%	304,202	36.1%
Total loans before unearned income	856,702	100.0%	843,608	100.0%
Unearned income	(1,926)		(2,025)
Total loans net of unearned income	$854,776		$841,583

The following table summarizes fixed and floating rate loans by contractual maturity, excluding nonaccrual loans, as of March 31, 2016 and December 31, 2015 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	March 31, 2016			December 31, 2015
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$90,880	$53,609	$144,489	$86,975	$48,111	$135,086
More Than One to five years	315,947	225,303	541,250	315,685	246,374	562,059
More Than Five to 15 years	67,975	32,709	100,684	49,197	31,456	80,653
Over 15 years	38,086	7,771	45,857	36,438	9,333	45,771
Subtotal	$512,888	$319,392	832,280	$488,295	$335,274	823,569
Nonaccrual loans			24,422			20,039
Total loans before unearned income			856,702			843,608
Unearned income			(1,926)			(2,025)
Total loans net of unearned income			$854,776			$841,583

As of March 31, 2016 $127.0 million of floating rate loans were at their interest rate floor. At December 31, 2015 $132.9 million of floating rate loans were at the floor rate. Nonaccrual loans have been excluded from these totals.

The following tables present the age analysis of past due loans at March 31, 2016 and December 31, 2015:

	As of March 31, 2016
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$461	$555	$1,016	$68,859	$69,875	$-
Farmland	-	118	118	21,919	22,037	-
1 - 4 family	3,204	4,965	8,169	123,374	131,543	216
Multifamily	-	5,262	5,262	5,568	10,830	-
Non-farm non-residential	1,184	2,064	3,248	329,800	333,048	129
Total Real Estate	4,849	12,964	17,813	549,520	567,333	345
Non-Real Estate:
Agricultural	-	3,537	3,537	19,729	23,266	-
Commercial and industrial	336	8,266	8,602	197,576	206,178	-
Consumer and other	310	-	310	59,615	59,925	-
Total Non-Real Estate	646	11,803	12,449	276,920	289,369	-
Total loans before unearned income	$5,495	$24,767	$30,262	$826,440	$856,702	$345
Unearned income					(1,926)
Total loans net of unearned income					$854,776

	As of December 31, 2015
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$12	$558	$570	$55,562	$56,132	$-
Farmland	-	136	136	17,536	17,672	19
1 - 4 family	2,546	4,929	7,475	122,135	129,610	391
Multifamily	-	9,045	9,045	3,584	12,629	-
Non-farm non-residential	1,994	2,934	4,928	318,435	323,363	-
Total Real Estate	4,552	17,602	22,154	517,252	539,406	410
Non-Real Estate:
Agricultural	2,346	2,628	4,974	20,864	25,838	-
Commercial and industrial	314	48	362	223,839	224,201	-
Consumer and other	965	171	1,136	53,027	54,163	-
Total Non-Real Estate	3,625	2,847	6,472	297,730	304,202	-
Total loans before unearned income	$8,177	$20,449	$28,626	$814,982	$843,608	$410
Unearned income					(2,025)
Total loans net of unearned income					$841,583

The tables above include $24.4 million and $20.0 million of nonaccrual loans at March 31, 2016 and December 31, 2015, respectively. See the tables below for more detail on nonaccrual loans.

The following is a summary of nonaccrual loans by class at the dates indicated:

(in thousands)	As of March 31, 2016	As of December 31, 2015
Real Estate:
Construction & land development	$555	$558
Farmland	118	117
1 - 4 family	4,749	4,538
Multifamily	5,262	9,045
Non-farm non-residential	1,935	2,934
Total Real Estate	12,619	17,192
Non-Real Estate:
Agricultural	3,537	2,628
Commercial and industrial	8,266	48
Consumer and other	-	171
Total Non-Real Estate	11,803	2,847
Total Nonaccrual Loans	$24,422	$20,039

The following table identifies the credit exposure of the loan portfolio by specific credit ratings as of the dates indicated:

	As of March 31, 2016					As of December 31, 2015
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Construction & land development	$65,603	$181	$4,091	$-	$69,875	$51,681	$386	$4,065	$-	$56,132
Farmland	21,919	-	118	-	22,037	17,554	-	118	-	17,672
1 - 4 family	118,091	6,448	7,004	-	131,543	115,878	6,425	7,307	-	129,610
Multifamily	3,532	-	7,298	-	10,830	3,584	-	9,045	-	12,629
Non-farm non-residential	307,390	3,571	22,087	-	333,048	296,682	3,288	23,393	-	323,363
Total Real Estate	516,535	10,200	40,598	-	567,333	485,379	10,099	43,928	-	539,406
Non-Real Estate:
Agricultural	19,726	3	3,537	-	23,266	20,860	4	4,974	-	25,838
Commercial and industrial	195,819	566	9,793	-	206,178	214,184	471	9,546	-	224,201
Consumer and other	59,650	153	122	-	59,925	53,779	178	206	-	54,163
Total Non-Real Estate	275,195	722	13,452	-	289,369	288,823	653	14,726	-	304,202
Total loans before unearned income	$791,730	$10,922	$54,050	$-	$856,702	$774,202	$10,752	$58,654	$-	$843,608
Unearned income					(1,926)					(2,025)
Total loans net of unearned income					$854,776					$841,583

Note 5. Allowance for Loan Losses

A summary of changes in the allowance for loan losses, by portfolio type, for the three months ended March 31, 2016 and 2015 are as follows:

	For the Three Months Ended March 31,
	2016					2015
(in thousands)	Beginning Allowance (12/31/15)	Charge-offs	Recoveries	Provision	Ending Allowance (3/31/16)	Beginning Allowance (12/31/14)	Charge-offs	Recoveries	Provision	Ending Allowance(3/31/15)
Real Estate:
Construction & land development	$962	$-	$1	$199	$1,162	$702	$-	$1	$(78)	$625
Farmland	54	-	-	(33)	21	21	-	-	(4)	17
1 - 4 family	1,771	(59)	8	(528)	1,192	2,131	(6)	48	148	2,321
Multifamily	557	-	361	(606)	312	813	-	10	(9)	814
Non-farm non-residential	3,298	(641)	-	399	3,056	2,713	-	2	(425)	2,290
Total real estate	6,642	(700)	370	(569)	5,743	6,380	(6)	61	(368)	6,067
Non-Real Estate:
Agricultural	16	-	-	(7)	9	293	(336)	-	69	26
Commercial and industrial	2,527	(241)	4	1,049	3,339	1,797	-	5	329	2,131
Consumer and other	230	(332)	56	370	324	371	(76)	51	228	574
Unallocated	-	-	-	-	-	264	-	-	352	616
Total Non-Real Estate	2,773	(573)	60	1,412	3,672	2,725	(412)	56	978	3,347
Total	$9,415	$(1,273)	$430	$843	$9,415	$9,105	$(418)	$117	$610	$9,414

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio.  The result is an allocation of the loan loss reserve from one category to another.

A summary of the allowance and loans individually and collectively evaluated for impairment are as follows:

	As of March 31, 2016
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$-	$1,162	$1,162	$365	$69,510	$69,875
Farmland	-	21	21	-	22,037	22,037
1 - 4 family	222	970	1,192	2,967	128,576	131,543
Multifamily	62	250	312	5,262	5,568	10,830
Non-farm non-residential	932	2,124	3,056	11,801	321,247	333,048
Total Real Estate	1,216	4,527	5,743	20,395	546,938	567,333
Non-Real Estate:
Agricultural	-	9	9	3,459	19,807	23,266
Commercial and industrial	1,886	1,453	3,339	9,455	196,723	206,178
Consumer and other	-	324	324	-	59,925	59,925
Unallocated	-	-	-	-	-	-
Total Non-Real Estate	1,886	1,786	3,672	12,914	276,455	289,369
Total	$3,102	$6,313	$9,415	$33,309	$823,393	$856,702
Unearned Income						(1,926)
Total loans net of unearned income						$854,776

	As of December 31, 2015
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$-	$962	$962	$368	$55,764	$56,132
Farmland	-	54	54	-	17,672	17,672
1 - 4 family	611	1,160	1,771	3,049	126,561	129,610
Multifamily	454	103	557	9,045	3,584	12,629
Non-farm non-residential	1,298	2,000	3,298	13,646	309,717	323,363
Total Real Estate	2,363	4,279	6,642	26,108	513,298	539,406
Non-Real Estate:
Agricultural	-	16	16	4,863	20,975	25,838
Commercial and industrial	-	2,527	2,527	-	224,201	224,201
Consumer and other	-	230	230	171	53,992	54,163
Unallocated	-	-	-	-	-	-
Total Non-Real Estate	-	2,773	2,773	5,034	299,168	304,202
Total	$2,363	$7,052	$9,415	$31,142	$812,466	$843,608
Unearned Income						(2,025)
Total loans net of unearned income						$841,583

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

The following is a summary of impaired loans by class as of the date indicated:

	As of March 31, 2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$365	$823	$-	$365	$-	$-
Farmland	-	-	-	-	-	-
1 - 4 family	1,011	1,322	-	1,080	13	9
Multifamily	-	-	-	-	-	-
Non-farm non-residential	3,187	3,677	-	3,196	26	29
Total Real Estate	4,563	5,822	-	4,641	39	38
Non-Real Estate:
Agricultural	3,459	3,613	-	3,520	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	3,459	3,613	-	3,520	-	-
Total Impaired Loans with no related allowance	8,022	9,435	-	8,161	39	38

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	-	-	-	-	-	-
Farmland	-	-	-	-	-	-
1 - 4 family	1,956	2,137	222	1,969	-	-
Multifamily	5,262	5,366	62	5,269	-	-
Non-farm non-residential	8,614	8,618	932	8,644	107	106
Total Real Estate	15,832	16,121	1,216	15,882	107	106
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	9,455	9,455	1,886	9,474	1	2
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	9,455	9,455	1,886	9,474	1	2
Total Impaired Loans with an allowance recorded	25,287	25,576	3,102	25,356	108	108

Total Impaired Loans	$33,309	$35,011	$3,102	$33,517	$147	$146

The following is a summary of impaired loans by class as of the date indicated:

	As of December 31, 2015
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$368	$823	$-	$825	$41	$44
Farmland	-	-	-	-	-	-
1 - 4 family	1,054	1,358	-	1,354	79	84
Multifamily	3,728	4,240	-	4,305	254	72
Non-farm non-residential	3,637	4,116	-	4,124	165	147
Total Real Estate	8,787	10,537	-	10,608	539	347
Non-Real Estate:
Agricultural	4,863	5,019	-	5,036	300	300
Commercial and industrial	-	-	-	-	-	-
Consumer and other	171	317	-	335	27	20
Total Non-Real Estate	5,034	5,336	-	5,371	327	320
Total Impaired Loans with no related allowance	13,821	15,873	-	15,979	866	667

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	-	-	-	-	-	-
Farmland	-	-	-	-	-	-
1 - 4 family	1,995	2,144	611	2,079	103	125
Multifamily	-	-	-	-	-	-
Non-farm non-residential	10,009	10,841	1,298	11,035	566	569
Total Real Estate	12,004	12,985	1,909	13,114	669	694
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-
Total Impaired Loans with an allowance recorded	12,004	12,985	1,909	13,114	669	694

Total Impaired Loans	$25,825	$28,858	$1,909	$29,093	$1,535	$1,361

Troubled Debt Restructurings

A troubled debt restructuring ("TDR") is considered such if the lender for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. The modifications to First Guaranty's TDRs were concessions on either the interest rate charged or the amortization. The effect of the modifications to First Guaranty was a reduction in interest income. These loans have an allocated reserve in First Guaranty's allowance for loan losses. First Guaranty has not restructured any loans that are considered troubled debt restructurings in the three months ended March 31, 2016.

The following table identifies the troubled debt restructurings as of March 31, 2016 and December 31, 2015:

	March 31, 2016				December 31, 2015
	Accruing Loans				Accruing Loans
(in thousands)	Current	30-89 Days Past Due	Nonaccrual	Total TDRs	Current	30-89 Days Past Due	Nonaccrual	Total TDRs
Real Estate:
Construction & land development	$-	$-	$365	$365	$-	$-	$368	$368
Farmland	-	-	-	-	-	-	-	-
1-4 Family	-	-	-	-	-	-	1,702	1,702
Multifamily	-	-	-	-	-	-	-	-
Non-farm non residential	2,981	-	206	3,187	3,431	-	206	3,637
Total Real Estate	2,981	-	571	3,552	3,431	-	2,276	5,707
Non-Real Estate:
Agricultural	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-	-	-
Total	$2,981	$-	$571	$3,552	$3,431	$-	$2,276	$5,707

The following table discloses TDR activity for the three months ended March 31, 2016.

	Troubled Debt Restructured Loans Activity Three Months Ended March 31, 2016
(in thousands)	Beginning balance December 31, 2015	New TDRs	Charge-offs post- modification	Transferred to ORE	Paydowns	Construction to permanent financing	Restructured to market terms	Ending balance March 31, 2016
Real Estate:
Construction & land development	$368	$-	$-	$-	$(3)	$-	$-	$365
Farmland	-	-	-	-	-	-	-	-
1 - 4 family	1,702	-	-	-	(32)	-	(1,670)	-
Multifamily	-	-	-	-	-	-	-	-
Non-farm non-residential	3,637	-	(5)	-	(4)	-	(441)	3,187
Total Real Estate	5,707	-	(5)	-	(39)	-	(2,111)	3,552
Non-Real Estate:
Agricultural	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-	-	-
Total	$5,707	$-	$(5)	$-	$(39)	$-	$(2,111)	$3,552

There were no commitments to lend additional funds to debtors whose terms have been modified in a troubled debt restructuring at March 31, 2016.

Note 6. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to impairment testing. Other intangible assets continue to be amortized over their useful lives. First Guaranty's goodwill is the difference in purchase price over the fair value of net assets acquired from its acquisition of Homestead Bancorp in 2007. Goodwill totaled $2.0 million at March 31, 2016 and December 31, 2015. No impairment charges have been recognized on First Guaranty's intangible assets. Mortgage servicing rights decreased $4,000 to $92,000 at March 31, 2016 compared to December 31, 2015. Other intangible assets recorded include core deposit intangibles, which are subject to amortization. The weighted-average amortization period remaining for First Guaranty's core deposit intangibles is 4.2 years at March 31, 2016. The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions.

Note 7. Other Real Estate (ORE)

Other real estate owned consists of the following at the dates indicated:

(in thousands)	March 31, 2016	December 31, 2015
Real Estate Owned Acquired by Foreclosure:
Residential	$564	$880
Construction & land development	25	25
Non-farm non-residential	637	672
Total Other Real Estate Owned and Foreclosed Property	$1,226	$1,577

Loans secured by one-to-four family residential properties in the process of foreclosure totaled $0.2 million as of March 31, 2016.

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

Below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at March 31, 2016 and December 31, 2015:

Contract Amount
(in thousands)	March 31, 2016	December 31, 2015
Commitments to Extend Credit	$81,987	$88,081
Unfunded Commitments under lines of credit	$119,751	$107,581
Commercial and Standby letters of credit	$6,711	$7,486

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

While the final outcome of legal proceedings is inherently uncertain, based on information currently available as of March 31, 2016, any incremental liability arising from First Guaranty’s legal proceedings will not have a material adverse effect on First Guaranty’s financial position.

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified within Level 3 in First Guaranty's portfolio as of March 31, 2016 include municipal bonds and an equity security.

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

Other real estate owned. Properties are recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values of other real estate owned ("OREO") at March 31, 2016 and December 31, 2015 are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement or amounts commonly used in real estate transactions. Inputs include appraisal values or recent sales activity for similar assets in the property’s market; thus OREO measured at fair value would be classified within either Level 2 or Level 3 of the hierarchy.

Certain non-financial assets and non-financial liabilities are measured at fair value on a non-recurring basis including assets and liabilities related to reporting units measured at fair value in the testing of goodwill impairment, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	March 31, 2016	December 31, 2015
Available for Sale Securities Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$9,508	$30,501
Level 2: Significant Other Observable Inputs	389,082	338,167
Level 3: Significant Unobservable Inputs	8,923	7,701
Securities available for sale measured at fair value	$407,513	$376,369

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

The change in Level 1 securities available for sale from December 31, 2015 was due principally to a reduction in Treasury bills of $21.0 million. The change in Level 2 securities available for sale from December 31, 2015 was due principally to the purchase of agency securities.

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of March 31, 2016 and December 31, 2015, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At March 31, 2016	At December 31, 2015
Impaired Loans - Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$-	$-
Level 2: Significant Other Observable Inputs	259	293
Level 3: Significant Unobservable Inputs	21,926	16,401
Impaired loans measured at fair value	$22,185	$16,694

Other Real Estate Owned - Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$-	$-
Level 2: Significant Other Observable Inputs	613	1,104
Level 3: Significant Unobservable Inputs	613	473
Other real estate owned measured at fair value	$1,226	$1,577

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

Note 10. Financial Instruments

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

Other Unrecognized Financial Instruments.

The fair value of commitments to extend credit is estimated using the fees charged to enter into similar legally binding agreements, taking into account the remaining terms of the agreements and customers' credit ratings. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. Noninterest-bearing deposits are held at cost. The fair values of letters of credit are based on fees charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2016 and December 31, 2015 the fair value of guarantees under commercial and standby letters of credit was not material.

The estimated fair values and carrying values of the financial instruments at March 31, 2016 and December 31, 2015 are presented in the following table:

	March 31, 2016		December 31, 2015
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Cash and cash equivalents	$25,821	$25,821	$37,272	$37,272
Securities, available for sale	407,513	407,513	376,369	376,369
Securities, held to maturity	149,243	149,834	169,752	168,148
Federal Home Loan Bank stock	1,304	1,304	935	935
Loans, net	845,361	843,802	832,168	831,731
Accrued interest receivable	6,325	6,325	6,015	6,015

Liabilities
Deposits	$1,300,727	$1,301,308	$1,295,870	$1,296,468
Borrowings	25,051	25,051	27,624	27,624
Junior subordinated debentures	14,605	14,605	14,597	14,597
Accrued interest payable	2,282	2,282	1,707	1,707

There is no material difference between the contract amount and the estimated fair value of off-balance sheet items that are primarily comprised of short-term unfunded loan commitments that are generally at market prices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of First Guaranty's financial condition and results of operations is intended to highlight the significant factors affecting First Guaranty's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data at March 31, 2016 and for the three months ended March 31, 2016 and 2015 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly First Guaranty's financial position and results of operations for such periods.

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

First Quarter Ended 2016 Financial Overview

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

Financial highlights for the first quarter ended March 31, 2016 are as follows:

●
Total assets were $1.5 billion at March 31, 2016 and December 31, 2015. Total deposits were $1.3 billion at March 31, 2016 and December 31, 2015. Total loans were $854.8 million at March 31, 2016, an increase of $13.2 million, or 1.6%, compared with December 31, 2015. Shareholders’ equity was $123.3 million and $118.2 million at March 31, 2016 and December 31, 2015, respectively.

●	Net income for the first quarter of 2016 and 2015 was $3.2 million and $3.4 million, respectively.

●
Net income available to common shareholders after preferred stock dividends was $3.2 million and $3.3 million for the first quarter of 2016 and 2015, respectively. Due to the redemption of First Guaranty's Series C preferred stock from the U.S. Treasury Department Small Business Lending Fund on December 22, 2015, preferred dividends were discontinued.

●	Earnings per common share were $0.41 and $0.48 for the first quarter of 2016 and 2015, respectively.

●	Net interest income for the first quarter of 2016 was $11.8 million compared to $11.9 million for the same period in 2015.

●	The provision for loan losses for the first quarter of 2016 was $0.8 million compared to $0.6 million for the same period in 2015. The increase in provision for 2016 compared to 2015 was principally due to a charged-off overdrawn deposit account in the amount of $0.2 million that occurred in the first quarter of 2016.

●	The net interest margin for the first three months of 2016 was 3.30% which was an increase of ten basis points from the net interest margin of 3.20% for the first three months of 2015. First Guaranty attributed the improvement in the net interest margin to the continued shift in interest earning asset balances from lower yielding securities to higher yielding loans. Loans as a percentage of average interest earning assets increased to 58% at March 31, 2016 compared to 53% at March 31, 2015.

●
Investment securities totaled $556.8 million at March 31, 2016, an increase of $10.6 million when compared to $546.1 million at December 31, 2015. At March 31, 2016, available for sale securities, at fair value, totaled $407.5 million, an increase of $31.1 million when compared to $376.4 million at December 31, 2015. At March 31, 2016, held to maturity securities, at amortized cost, totaled $149.2 million, a decrease of $20.5 million when compared to $169.8 million at December 31, 2015.  The increase in investment securities was due to seasonal increases in public fund deposits which required investment securities for collateral pledging.

●
Total loans net of unearned income were $854.8 million at March 31, 2016 compared to $841.6 million at December 31, 2015. The net loan portfolio at March 31, 2016 totaled $845.4 million, a net increase of $13.2 million from the December 31, 2015 net loan portfolio balance of $832.2 million. Total loans net of unearned income are reduced by the allowance for loan losses which totaled $9.4 million at March 31, 2016 and December 31, 2015.

●	Total impaired loans increased $7.5 million to $33.3 million at March 31, 2016 compared to $25.8 million at December 31, 2015.

●	Nonaccrual loans increased $4.4 million to $24.4 million at March 31, 2016 compared to $20.0 million at December 31, 2015.

●
Return on average assets for the three months ended March 31, 2016 and March 31, 2015 was 0.86% and 0.89%, respectively. Return on average common equity for the three months ended March 31, 2016 and 2015 was 10.46% and 12.82%, respectively. Return on average assets is calculated by dividing annualized net income before preferred dividends by average assets.  Return on average common equity is calculated by dividing net income available to common shareholders by average common equity.

●
Book value per common share was $16.20 as of March 31, 2016 compared to $15.42 as of March 31, 2015. The increase in book value was due to the changes in accumulated other comprehensive income/loss (“AOCI”) and an increase in retained earnings. Our AOCI is comprised of unrealized gains and losses on available for sale securities.

●
First Guaranty's Board of Directors declared cash dividends of $0.16 and $0.15 per common share in the first quarter of 2016 and 2015, respectively. First Guaranty has paid 91 consecutive quarterly dividends as of March 31, 2016.

Financial Condition

Changes in Financial Condition from December 31, 2015 to March 31, 2016

General.

Total assets at March 31, 2016 were $1.5 billion, an increase of $9.2 million, or 0.6%, from December 31, 2015.  Assets increased primarily due to an increase in net loans of $13.2 million and investment securities of $10.6 million, partially offset by a decrease in cash and cash equivalents of $11.5 million during the three months ended March 31, 2016.

Loans.

Net loans increased $13.2 million, or 1.6%, to $845.4 million at March 31, 2016 from $832.2 million at December 31, 2015. Net loans increased during the first three months of 2016 primarily due to a $13.7 million increase in construction and land development loans, a $9.9 million increase in non-farm non-residential loans, a $5.8 million increase in consumer and other loans, a $4.4 million increase in farmland loans, and a $1.9 million increase in one-to-four family residential loans, partially offset by a decrease of $18.0 million in commercial and industrial loans.  Construction and land development loans increased principally due to the funding of unfunded commitments on various construction projects. Non-farm non-residential loan balances increased due to local originations and the purchase of commercial real estate loans. Consumer and other loans increased due to the continued growth in our commercial lease originations. Farmland loans increased due to seasonal fundings on agricultural loan commitments. One-to-four-family residential loans increased primarily due to an increase in local loan originations and the purchase of conforming one-to four-family residential loans. Commercial and industrial loans decreased primarily due to paydowns in our small business loans. First Guaranty had approximately 2.9% of funded and 1.3% of unfunded commitments in our loan portfolio to businesses engaged in support or service activities for oil and gas operations. Syndicated loans decreased from $105.9 million at December 31, 2015 to $102.5 million at March 31, 2016.

As of March 31, 2016, 66.2% of our loan portfolio was secured primarily by real estate. There are no significant concentrations of credit to any individual borrower. The largest portion of our loan portfolio, at 38.9% as of March 31, 2016, was non-farm non-residential loans secured by real estate. Approximately 38.4% of the loan portfolio is based on a floating rate tied to the prime rate or LIBOR as of March 31, 2016. 82.4% of the loan portfolio is scheduled to mature within 5 years from March 31, 2016.

Net loans are reduced by the allowance for loan losses which totaled $9.4 million at March 31, 2016 and December 31, 2015. Loan charge-offs increased to $1.3 million during the first three months of 2016 from $0.4 million during the same period in 2015. Recoveries totaled $0.4 million during the first three months of 2016 and $0.1 million during the same period in 2015. See Note 4 of the Notes to Consolidated Financial Statements for more information on loans and Note 5 for information on the allowance for loan losses.

Investment Securities.

Investment securities at March 31, 2016 totaled $556.8 million, an increase of $10.6 million compared to $546.1 million at December 31, 2015. The increase was primarily attributed to the purchase of U.S. government agencies and corporate bonds. The investment portfolio consisted of available-for-sale securities at fair market value for a total of $407.5 million at March 31, 2016 and held-to-maturity securities at amortized cost of $149.2 million at March 31, 2016.

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

Our available-for-sale securities portfolio totaled $407.5 million at March 31, 2016, an increase of $31.1 million, or 8.27%, compared to $376.4 million at December 31, 2015. The increase was primarily due to the purchase of agency securities that were used to collateralize public funds deposits.

Our held-to-maturity securities portfolio had an amortized cost of $149.2 million at March 31, 2016, a decrease of $20.5 million, or 12.1%, compared to $169.8 million at December 31, 2015. The decrease was due to the early payoffs of existing securities and the continued amortization of our mortgage-backed securities.

At March 31, 2016, $17.0 million, or 3.1%, of the securities portfolio was scheduled to mature in less than one year. $151.2 million, or 27.1%, of the securities portfolio is scheduled to mature between one and five years. Securities, not including mortgage backed securities, with contractual maturity dates over 10 years totaled $39.1 million, or 7.0%, of the total portfolio at March 31, 2016. The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates. Prepayments of mortgages that collateralize mortgage-backed securities also affect the maturity of the securities portfolio. Based on internal forecasts as of March 31, 2016, management believes that the securities portfolio has a forecasted weighted average life of approximately 3.1 years based on the current interest rate environment.  A parallel interest rate shock of 400 basis points is forecasted to increase the weighted average life of the portfolio to approximately 5.6 years. The portfolio had an estimated effective duration of 3.0 years at March 31, 2016.

There was no credit related other-than-temporary impairment of securities in the three months ended March 31, 2016 or March 31, 2015.

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

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

(in thousands)	March 31, 2016	December 31, 2015
Nonaccrual loans:
Real Estate:
Construction and land development	$555	$558
Farmland	118	117
1 - 4 family residential	4,749	4,538
Multifamily	5,262	9,045
Non-farm non-residential	1,935	2,934
Total Real Estate	12,619	17,192
Non-Real Estate:
Agricultural	3,537	2,628
Commercial and industrial	8,266	48
Consumer and other	-	171
Total Non-Real Estate	11,803	2,847
Total nonaccrual loans	24,422	20,039

Loans 90 days and greater delinquent & accruing:
Real Estate:
Construction and land development	-	-
Farmland	-	19
1 - 4 family residential	216	391
Multifamily	-	-
Non-farm non-residential	129	-
Total Real Estate	345	410
Non-Real Estate:
Agricultural	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total Non-Real Estate	-	-
Total loans 90 days and greater delinquent & accruing	345	410

Total non-performing loans	24,767	20,449

Real Estate Owned:
Real Estate Loans:
Construction and land development	25	25
Farmland	-	-
1 - 4 family residential	564	880
Multifamily	-	-
Non-farm non-residential	637	672
Total Real Estate	1,226	1,577
Non-Real Estate Loans:
Agricultural	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total Non-Real Estate	-	-
Total Real Estate Owned	1,226	1,577

Total non-performing assets	$25,993	$22,026

Non-performing assets to total loans	3.04%	2.62%
Non-performing assets to total assets	1.77%	1.51%
Non-performing loans to total loans	2.90%	2.43%

At March 31, 2016, nonperforming assets totaled $26.0 million, or 1.77% of total assets, compared to $22.0 million, or 1.51%, of total assets at December 31, 2015, which represented an increase of $4.0 million or 18.0%. The increase in non-performing assets occurred primarily as a result of an increase in non-accrual loans from $20.0 million at December 31, 2015 to $24.4 million at March 31, 2016. The increase in non-performing assets was concentrated in commercial and industrial loans. This increase was partially offset by a decrease in other real estate owned of $0.4 million to $1.2 million at March 31, 2016.

At March 31, 2016 nonaccrual loans totaled $24.4 million, an increase of $4.4 million or 21.9% compared to nonaccrual loans of $20.0 million at December 31, 2015. The increase in non-accrual loans was primarily associated with the decision to transfer a $7.9 million syndicate loan that provides services to the oil and gas industry to non-accrual status as of March 31, 2016.  This increase to non-accrual loans was partially offset by the return to accrual status of a $2.8 million loan secured by a multi-family real estate property; a payoff of a $0.9 million non-accrual multi-family loan; and the sale of a $1.8 million non-accrual loan secured by a hotel property. Nonaccrual loans were concentrated in three loan relationships that totaled $14.9 million or 61.1% of nonaccrual loans at March 31, 2016.

At March 31, 2016 loans 90 days or greater delinquent and still accruing totaled $0.3 million compared to $0.4 million at December 31, 2015, a decrease of $0.1 million.

Other real estate owned at March 31, 2016 totaled $1.2 million, a decrease of $0.4 million from $1.6 million at December 31, 2015. The decrease in other real estate owned was due to write-downs of $75,000 and sales of $0.3 million, primarily related to residential properties.
At March 31, 2016, our largest non-performing assets were comprised of the following non-accrual loans: (1) a commercial and industrial loan that totaled $7.9 million; (2) a multi-family real estate loan with a balance of $5.3 million secured by commercial property; and (3) a lending relationship secured with three one-to-four family residential loans that in aggregate total $1.7 million.

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

The following is a summary of loans restructured as TDRs at March 31, 2016 and December 31, 2015:

(in thousands)	March 31, 2016	December 31, 2015
Restructured Loans:
In Compliance with Modified Terms	$2,981	$3,431
Past Due 30 through 89 days and still accruing	-	-
Past Due 90 days and greater and still accruing	-	-
Nonaccrual	365	368
Restructured Loans that subsequently defaulted	206	1,908
Total Restructured Loans	$3,552	$5,707

At March 31, 2016, we had three outstanding TDRs: (1) a $2.9 million non-farm non-residential loan secured by commercial real estate, which is performing in accordance with its modified terms; (2) a $0.4 million construction and land development loan secured by raw land that is on non-accrual; (3) a $0.2 million loan secured by commercial real estate that subsequently defaulted and is on non-accrual. The restructuring of these loans was related to interest rate or amortization concessions.  The decline in TDRs occurred due to two credit relationships in the amount of $2.1 million that had returned to market terms and been in compliance with their modified terms for 12 months.

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

The allowance for losses was $9.4 million or 1.11% of total loans and 38.0% of nonperforming loans at March 31, 2016.

Comparing March 31, 2016 to December 31, 2015, the total allowance balance remained stable. There were changes within the specific components of the allowance balance.  The primary changes were an increase in the balance associated with commercial and industrial loans while the balance associated with real estate secured loans declined.  The reasons for these changes were due to the $7.9 million commercial and industrial loan mentioned above that was determined to be impaired and the reduction in real estate secured impaired loans due to the previously mentioned payoffs and upgrades of impaired real estate loans.  Special mention loans remained relatively constant from December 31, 2015 to March 31, 2016.  Substandard loans declined by $4.6 million during the first quarter of 2016, due primarily to payoffs or sales of loans.

First Guaranty charged off $1.3 million in loan balances during the first three months of 2016. The charged-off loan balance was concentrated in one loan relationship on a non-farm non-residential real estate loan which totaled $0.6 million or 46.0% of the total charged off amount.

The provision for loan losses increased to $0.8 million in the first three months of 2016 from $0.6 million for the same period in 2015, principally due to a charged-off overdrawn deposit account of $0.2 million. The provisions made in the first three months of 2016 were taken to provide for current loan and deposit losses and to maintain the allowance proportionate to risks inherent in the loan portfolio. Total charge-offs were $1.3 million for the first three months of 2016 as compared to $0.4 million for the same period in 2015.  Recoveries totaled $0.4 million during the first three months of 2016 and $0.1 million during the first three months of 2015. For more information, see Note 5 to Consolidated Financial Statements.

Other information related to the allowance for loan losses are as follows:

(in thousands)	March 31, 2016	March 31, 2015
Loans:
Average outstanding balance	$835,950	$797,138
Balance at end of period	$854,776	$796,172

Allowance for Loan Losses:
Balance at beginning of year	$9,415	$9,105
Charge-offs	(1,273)	(418)
Recoveries	430	117
Provision	843	610
Balance at end of period	$9,415	$9,414

Deposits.

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. We regularly assess our funding needs, deposit pricing and interest rate outlooks. From December 31, 2015 to March 31, 2016, total deposits increased $4.9 million, or 0.4%, to $1.3 billion. Noninterest-bearing demand deposits increased $8.7 million from December 31, 2015 to March 31, 2016. Interest-bearing demand deposits increased $8.7 million from December 31, 2015 to March 31, 2016. Time deposits decreased $17.4 million, or 2.9%, to $574.6 million at March 31, 2016 compared to $592.0 million at December 31, 2015. At March 31, 2016, we had $21.7 million in brokered deposits. As we seek to strengthen our net interest margin and improve our earnings, attracting noninterest-bearing deposits will be a primary emphasis. Management will continue to evaluate and update our product mix in its efforts to attract additional customers. We currently offer a number of deposit products that are competitively priced and designed to attract and retain customers with primary emphasis on noninterest-bearing deposits.

As of March 31, 2016, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $413.2 million. At March 31, 2016, approximately $176.1 million of First Guaranty's certificates of deposit had a remaining term greater than one year.

The following table compares deposit categories for the periods indicated.

Total Deposits	For the Three Months Ended March 31,			For the Years Ended December 31,
	2016			2015			2014
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$208,963	15.9%	0.0%	$211,584	15.9%	0.0%	$200,127	15.3%	0.0%
Interest-bearing Demand	425,283	32.5%	0.6%	401,617	30.2%	0.4%	386,363	29.6%	0.3%
Savings	84,341	6.4%	0.1%	77,726	5.8%	0.0%	69,719	5.4%	0.0%
Time	591,981	45.2%	1.1%	640,134	48.1%	1.1%	649,165	49.7%	1.2%
Total Deposits	$1,310,568	100.0%	0.7%	$1,331,061	100.0%	0.6%	$1,305,374	100.0%	0.8%

Individual and Business Deposits	For the Three Months Ended March 31,			For the Years Ended December 31,
	2016			2015			2014
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$202,886	28.2%	0.0%	$207,334	27.6%	0.0%	$197,332	25.3%	0.0%
Interest-bearing Demand	116,873	16.3%	0.3%	112,864	15.0%	0.2%	105,569	13.5%	0.2%
Savings	69,372	9.6%	0.1%	65,775	8.7%	0.1%	61,288	7.9%	0.0%
Time	330,183	45.9%	1.3%	366,244	48.7%	1.4%	414,975	53.3%	1.4%
Total Deposits	$719,314	100.0%	0.6%	$752,217	100.0%	0.7%	$779,164	100.0%	0.8%

Public Fund Deposits	For the Three Months Ended March 31,			For the Years Ended December 31,
	2016			2016			2015
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$6,077	1.0%	0.0%	$4,250	0.7%	0.0%	$2,795	0.5%	0.0%
Interest-bearing Demand	308,410	52.2%	0.7%	288,753	49.9%	0.4%	280,794	53.4%	0.4%
Savings	14,969	2.5%	0.3%	11,951	2.1%	0.0%	8,431	1.6%	0.0%
Time	261,798	44.3%	0.8%	273,890	47.3%	0.7%	234,190	44.5%	0.7%
Total Deposits	$591,254	100.0%	0.7%	$578,844	100.0%	0.5%	$526,210	100.0%	0.5%

The following table sets forth the distribution of our time deposit accounts.

(in thousands)	March 31, 2016
Time deposits of less than $100,000	$161,433
Time deposits of $100,000 through $250,000	114,815
Time deposits of more than $250,000	298,380
Total Time Deposits	$574,628

At March 31, 2016, public funds deposits totaled $581.0 million compared to $568.7 million at December 31, 2015. Public fund time deposits totaled $253.2 million at March 31, 2016 compared to $252.7 million at December 31, 2015. We have developed a program for the retention and management of public funds deposits. Since 2012, we have maintained public funds deposits in excess of $400.0 million. These deposits are from local government entities such as school districts, hospital districts, sheriff departments and other municipalities. $472.9 million, or 81%, of these accounts at March 31, 2016, are under contracts with terms of three years or less. Three of these relationships account for 38% of our total public funds deposits, each of which is currently under contract with us. These deposits generally have stable balances as we maintain both operating accounts and time deposits for these entities.  There is a seasonal component to public deposit levels associated with annual tax collections.  Public funds will increase at the end of the year and during the first quarter. Public funds generally decline in the second and third quarters. Public funds deposit accounts are collateralized by FHLB letters of credit, by Louisiana municipal bonds and by eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac.  We invest the majority of these public deposits in our investment portfolio, but have increasingly invested more public funds into loans during the last three years.

The following table sets forth public funds as a percent of total deposits.
(in thousands except for %)	March 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Public Funds:
Noninterest-bearing Demand	$6,507	$4,906	$3,241	$3,016	$3,735
Interest-bearing Demand	306,220	296,416	321,382	296,739	265,296
Savings	15,066	14,667	10,142	7,209	6,415
Time	253,205	252,688	266,743	208,614	195,052
Total Public Funds	$580,998	$568,677	$601,508	$515,578	$470,498
Total Deposits	$1,300,727	$1,295,870	$1,371,839	$1,303,099	$1,252,612
Total Public Funds as a percent of Total Deposits	44.7%	43.9%	43.9%	39.6%	37.6%

Borrowings.

First Guaranty maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. Short-term borrowings totaled $0 at March 31, 2016 and $1.8 million at December 31, 2015. Short-term borrowings consisted of a line of credit of $2.5 million, with no outstanding balance at March 31, 2016. First Guaranty had senior long-term debt totaling $25.1 million as of March 31, 2016 and $25.8 million at December 31, 2015.

First Guaranty also had junior subordinated debentures totaling $14.6 million at March 31, 2016 and December 31, 2015.

At March 31, 2016, First Guaranty had $195.6 million in Federal Home Loan Bank letters of credit outstanding obtained primarily for collateralizing public deposits.

Total Shareholders' Equity.

Total shareholders' equity increased to $123.3 million at March 31, 2016 from $118.2 million at December 31, 2015. The increase in shareholders' equity was principally the result of a $3.1 million increase in accumulated other comprehensive income and an increase in retained earnings of $1.9 million. The $1.9 million increase in retained earnings was due to net income of $3.2 million during the three month period ended March 31, 2016, partially offset by $1.2 million in cash dividends paid on our common stock.

Results of Operations for the First Quarter Ended March 31, 2016 and 2015

Performance Summary

Net income for the three months ended March 31, 2016 was $3.2 million, a decrease of $0.2 million, or 7.2%, from $3.4 million for the three months ended March 31, 2015. Net income available to common shareholders for the three months ended March 31, 2016 was $3.2 million which was a decrease of $0.1 million from $3.3 million for the same period in 2015. The decrease in net income for the three months ended March 31, 2016 was primarily the result of increased interest expense associated with borrowings, increased noninterest expense, and an increase in the provision for loan losses, partially offset by increased interest income and noninterest income. Earnings per common share for the three months ended March 31, 2016 was $0.41 per common share, a decrease of 14.6% or $0.07 per common share from $0.48 per common share for the three months ended March 31, 2015.

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

Net interest income for the three months ended March 31, 2016 and 2015 was $11.8 million and $11.9 million, respectively. The decrease in net interest income for the three months ended March 31, 2016 was primarily due to an increase in the average rate of our total interest-bearing liabilities offset by the increase in the average yield of our total interest-earning assets. For the three months ended March 31, 2016, the average balance of our total interest-earning assets decreased by $63.5 million to $1.4 billion, and the average yield of interest-earning assets increased by twenty-two basis points to 4.02% from 3.80% for the three months ended March 31, 2015.  The average rate of our total interest-bearing liabilities increased by fourteen basis points to 0.91% for the three months ended March 31, 2016 compared to 0.77% for the three months ended March 31, 2015. The average balance of our interest-bearing liabilities decreased $41.7 million to $1.1 billion for the three months ended March 31, 2016. As a result, our net interest rate spread increased eight basis points to 3.11% for the three months ended March 31, 2016 from 3.03% for the three months ended March 31, 2015.  Our net interest margin also increased ten basis points to 3.30% for the three months ended March 31, 2016 from 3.20% for the three months ended March 31, 2015.

Interest Income

Interest income increased $0.3 million, or 2.2%, to $14.4 million for the three months ended March 31, 2016.  The increase in interest income resulted primarily from an increase in the average yield of interest-earning assets by twenty-two basis points to 4.02% for the three months ended March 31, 2016 compared to 3.80% for the three months ended March 31, 2015. This increase was partially offset by a $63.5 million decrease of the average balance of our interest-earnings assets to $1.4 billion for the three months ended March 31, 2016.

Interest income on securities increased $0.2 million, or 7.3%, to $3.6 million for the three months ended March 31, 2016 primarily as a result of an increase in the average yield of securities. The average yield on securities increased by forty-eight basis points to 2.50% for the three months ended March 31, 2016 from 2.02% for the three months ended March 31, 2015. The average balance of securities decreased $95.4 million to $576.4 million for the three months ended March 31, 2016 from $671.8 million for the three months ended March 31, 2015 due to a decrease in the average balance of our agency securities.

Interest income on loans increased $62,000, or 0.6%, to $10.8 million for the three months ended March 31, 2016 as a result of an increase in the average balance of loans, partially offset by a decrease in the average yield on loans. The average balance of loans increased by $38.8 million to $836.0 million for the three months ended March 31, 2016 from $797.1 million for the three months ended March 31, 2015 as a result of new loan originations, the majority of which were one-to-four family residential loans, the origination of commercial leases, commercial real estate loans and commercial and industrial loans.  Partially offsetting the increase in the average balance of loans was a decrease in the average yield on loans, which decreased by twenty-six basis points to 5.20% for the three months ended March 31, 2016 from 5.46% for the three months ended March 31, 2015 due to pay-offs of higher-yielding existing loans and charged-off interest associated with non-accrual loans.

Interest Expense

Interest expense increased $0.4 million, or 15.3%, to $2.6 million for the three months ended March 31, 2016 from $2.2 million for the three months ended March 31, 2015 due to increases in the average rate on deposits offset by the decrease of the average balance of deposits.  Interest expense also increased due to the origination of a senior secured loan and the junior subordinated debt used to redeem the SBLF preferred stock at the end of 2015.  The approximate increase in interest expense due to these borrowings was $0.4 million for the first quarter of 2016.  The average rate of time deposits decreased by six basis points during the three months ended March 31, 2016 to 1.06%, reflecting downward repricing of our time deposits in the continued low interest rate environment. The decrease was offset by an increase in the average rate of interest-bearing demand deposits of twenty-five basis points during the three months ended March 31, 2016 to 0.58%. The average balance of interest-bearing deposits decreased by $79.1 million during the three months ended March 31, 2016 to $1.1 billion as a result of a $88.4 million decrease in the average balance of time deposits and interest-bearing demand deposits that was partially offset by $9.3 million increase in the average balance savings deposits.

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

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
(in thousands except for %)	Average Balance	Interest	Yield/Rate (5)	Average Balance	Interest	Yield/Rate (5)
Assets
Interest-earning assets:
Interest-earning deposits with banks	$29,339	$30	0.41%	$36,246	$20	0.23%
Securities (including FHLB stock)	576,423	3,589	2.50%	671,821	3,345	2.02%
Federal funds sold	247	-	-%	237	-	-%
Loans held for sale	-	-	-%	-	-	-%
Loans, net of unearned income	835,950	10,801	5.20%	797,138	10,739	5.46%
Total interest-earning assets	1,441,959	$14,420	4.02%	1,505,442	$14,104	3.80%

Noninterest-earning assets:
Cash and due from banks	7,997			8,605
Premises and equipment, net	22,240			19,278
Other assets	4,797			6,128
Total Assets	$1,476,993			$1,539,453

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$425,283	$614	0.58%	$440,585	$358	0.33%
Savings deposits	84,341	18	0.09%	75,039	9	0.05%
Time deposits	591,981	1,564	1.06%	665,121	1,843	1.12%
Borrowings	41,638	392	3.79%	4,163	34	3.37%
Total interest-bearing liabilities	1,143,243	$2,588	0.91%	1,184,908	$2,244	0.77%

Noninterest-bearing liabilities:
Demand deposits	208,963			205,705
Other	3,588			5,207
Total Liabilities	1,355,794			1,395,820

Shareholders' equity	121,199			143,633
Total Liabilities and Shareholders' Equity	$1,476,993			$1,539,453
Net interest income		$11,832			$11,860

Net interest rate spread (1)			3.11%			3.03%
Net interest-earning assets (2)	$298,716			$320,534
Net interest margin (3), (4)			3.30%			3.20%

Average interest-earning assets to interest-bearing liabilities			126.13%			127.05%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	The tax adjusted net interest margin was 3.33% and 3.22% for the above periods ended March 31, 2016 and 2015 respectively. A 35% tax rate was used to calculate the effect on securities income from tax exempt securities.
(5)	Annualized.

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

For the three months ended March 31, 2016, the provision for loan losses was $0.8 million compared to $0.6 million for the same period in 2015. The allowance for loan losses at March 31, 2016 was $9.4 million and was 1.10% of total loans.  The increase in the provision was principally due to growth in loans and to account for specific charge-offs concentrated in the loan relationships and overdrawn deposit relationship described earlier.

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

Noninterest income totaled $1.8 million for the three months ended March 31, 2016, an increase of $92,000 from $1.7 million for the three months ended March 31, 2015.  The increase was primarily due to higher gains on securities sales.  Net securities gains were $0.4 million for the three months ended March 31, 2016 as compared to $0.3 million for the same period in 2015.  First Guaranty sold longer duration securities in the first quarter of 2016 in order to fund loan growth.  We also continued to have gains from bonds that were called and paid off before their contractual maturity.  Service charges, commissions and fees totaled $0.7 million for the three months ended March 31, 2016 and $0.6 million for the same period in 2015.  ATM and debit card fees totaled $0.4 million for the three months ended March 31, 2016 and 2015. Other noninterest income totaled $0.4 million for the three months ended March 31, 2016 and 2015.

Noninterest Expense.

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense and other types of expenses.  Noninterest expense totaled $8.1 million for the three months ended March 31, 2016 and $7.9 million for the three months ended March 31, 2015. Salaries and benefits expense totaled $4.1 million for the three months ended March 31, 2016 and $4.0 million for the three months ended March 31, 2015. Occupancy and equipment expense totaled $1.0 million for both the three months ended March 31, 2016 and 2015. Other noninterest expense totaled $3.0 million for the three months ended March 31, 2016, an increase of $0.2 million when compared to $2.9 million for the same period in 2015. The largest increase in noninterest expense occurred due to increased legal and professional fees.

The following table presents, for the periods indicated, the major categories of other noninterest expense:

	Three Months Ended March 31,
(in thousands)	2016	2015
Other noninterest expense:
Legal and professional fees	$530	$331
Data processing	324	332
Marketing and public relations	245	168
Taxes - sales, capital, and franchise	186	171
Operating supplies	120	94
Travel and lodging	154	196
Telephone	44	47
Amortization of core deposits	80	80
Donations	89	95
Net costs from other real estate and repossessions	137	143
Regulatory assessment	277	269
Other	844	938
Total other noninterest expense	$3,030	$2,864

Income Taxes.

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other non-deductible expenses.  The provision for income taxes for the three months ended March 31, 2016 and 2015 was $1.6 million and $1.7 million, respectively.  The provision for income taxes decreased due to the decrease in income before taxes. First Guaranty’s statutory tax rate was 35.0% for the three months ended March 31, 2016, which was unchanged from the first quarter of 2015.

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

Loans maturing within one year or less at March 31, 2016 totaled $144.5 million. At March 31, 2016, time deposits maturing within one year or less totaled $398.5 million. First Guaranty’s held-to-maturity ("HTM") portfolio at March 31, 2016 was $149.2 million or 26.8% of the investment portfolio compared to $169.8 million or 31.1% at December 31, 2015. The securities in the HTM portfolio are used to collateralize public funds deposits and may also be used to secure borrowings with the Federal Home Loan Bank or Federal Reserve Bank. The agency securities in the HTM portfolio have maturities of 10 years or less. The mortgage backed securities have stated final maturities of 15 to 20 years at March 31, 2016. The HTM portfolio had a forecasted weighted average life of approximately 3.6 years based on current interest rates. Management regularly monitors the size and composition of the HTM portfolio to evaluate its effect on First Guaranty’s liquidity. First Guaranty’s available-for-sale ("AFS") portfolio was $407.5 million or 73.2% of the investment portfolio as of March 31, 2016. The majority of the AFS portfolio was comprised of  U.S. Government Agencies, municipal bonds and investment grade corporate bonds. Management believes these securities are readily marketable and enhance First Guaranty’s liquidity.

First Guaranty maintained a net borrowing capacity at the Federal Home Loan Bank totaling $115.4 million and $116.7 million at March 31, 2016 and December 31, 2015, respectively. First Guaranty also has a discount window line with the Federal Reserve Bank. We also maintain federal funds lines of credit at various correspondent banks with borrowing capacity of $70.5 million and a revolving line of credit for $2.5 million with an availability of $2.5 million as of March 31, 2016. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources.

First Guaranty's capital position is reflected in shareholders’ equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total shareholders’ equity increased to $123.3 million at March 31, 2016 from $118.2 million at December 31, 2015. The increase in total shareholders’ equity was principally the result of an increase in retained earnings of $1.9 million and a $3.1 million increase in the balance of accumulated other comprehensive income from a $0.9 million loss at December 31, 2015 to a $2.2 million gain at March 31, 2016.  The $1.9 million increase in retained earnings was due to net income of $3.2 million during the three month period ended March 31, 2016, partially offset by $1.2 million in cash dividends paid on our common stock.

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

In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements.  As of March 31, 2016, the Bank's capital conservation buffer was 5.66% exceeding the minimum of 0.625% for 2016.  As of March 31, 2016, the Company's capital conservation buffer was 4.83% exceeding the minimum of 0.625% for 2016.

At March 31, 2016, we satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.

	"Well Capitalized Minimums"	As of March 31, 2016	As of December 31, 2015
Tier 1 Leverage Ratio
Consolidated	5.00%	8.03%	8.17%
Bank	5.00%	9.48%	9.74%

Tier 1 Risk-based Capital Ratio
Consolidated	8.00%	10.83%	10.85%
Bank	8.00%	12.80%	12.98%

Total Risk-based Capital Ratio
Consolidated	10.00%	13.06%	13.13%
Bank	10.00%	13.66%	13.86%

Common Equity Tier One Capital Ratio
Consolidated	6.50%	10.83%	10.85%
Bank	6.50%	12.80%	12.98%

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

The following interest sensitivity analysis is one measurement of interest rate risk. This analysis, which we prepare monthly, reflects the contractual maturity characteristics of assets and liabilities over various time periods. This analysis does not factor in prepayments or interest rate floors on loans which may significantly change the report. This table includes nonaccrual loans in their respective maturity periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at March 31, 2016 illustrated below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

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

	March 31, 2016
	Interest Sensitivity Within
(in thousands except for %)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$380,278	$42,766	$423,044	$431,732	$854,776
Securities (including FHLB stock)	14,251	4,100	18,351	539,709	558,060
Federal Funds Sold	221	-	221	-	221
Other earning assets	17,787	-	17,787	-	17,787
Total earning assets	$412,537	$46,866	$459,403	$971,441	$1,430,844

Source of Funds:
Interest-bearing accounts:
Demand deposits	$417,890	$-	$417,890	$-	$417,890
Savings deposits	86,312	-	86,312	-	86,312
Time deposits	214,501	183,993	398,494	176,134	574,628
Senior long-term debt	24,345	-	24,345	706	25,051
Junior subordinated debt	-	-	-	14,605	14,605
Noninterest-bearing, net	-	-	-	312,358	312,358
Total source of funds	$743,048	$183,993	$927,041	$503,803	$1,430,844

Period gap	$(330,511)	$(137,127)	$(467,638)	$467,638
Cumulative gap	$(330,511)	$(467,638)	$(467,638)	$-

Cumulative gap as a percent of earning assets	-23.1%	-32.7%	-32.7%

Net interest income at risk measures the risk of a decline in earnings due to changes in interest rates. The first table below presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in the yield curve over a 12-month horizon at March 31, 2016. Shifts are measured in 100 basis point increments (+400 through -100 basis points) from base case. We don’t present shifts less than 100 basis points because of the current low interest rate environment. The base case scenario encompasses key assumptions for asset/liability mix, loan and deposit growth, pricing, prepayment speeds, deposit decay rates, securities portfolio cash flows and reinvestment strategy and the market value of certain assets under the various interest rate scenarios. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous shocks are performed against that yield curve. The second table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from a gradual shift in the yield curve over a 12 month horizon.

Instantaneous Changes in Interest Rates (In Basis Points)	Percent Change In Net Interest Income
+400	(23.56%)
+300	(13.98%)
+200	(7.88%)
+100	(3.14%)
Base	-%
-100	(3.40%)

Gradual Change in Interest Rates (In Basis Points)	Percent Change In Net Interest Income
+400	(6.37%)
+300	(3.97%)
+200	(2.22%)
+100	(0.87%)
Base	-%
-100	(0.25%)

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

At March 31, 2016, First Guaranty is subject to various legal proceedings in the normal course of business and otherwise. It is our belief that the ultimate resolution of such claims will not have a material adverse effect on First Guaranty's financial position or results of operations.

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

FIRST GUARANTY BANCSHARES, INC.

Date: May 16, 2016	By: /s/ Alton B. Lewis
Alton B. Lewis
Principal Executive Officer

Date: May 16, 2016	By: /s/ Eric J. Dosch
Eric J. Dosch
Principal Financial Officer
Secretary and Treasurer