Form 10-Q
period 2016-06-30
First Guaranty Bancshares, Inc.
filed 2016-08-15
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2016
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
Yes ☐No ☒

As of August 12, 2016 the registrant had 7,609,194 shares of $1 par value common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents:
Cash and due from banks	$18,236	$36,690
Federal funds sold	274	582
Cash and cash equivalents	18,510	37,272

Interest-earning time deposits with banks	-	997

Investment securities:
Available for sale, at fair value	407,824	376,369
Held to maturity, at cost (estimated fair value of $108,844 and $168,148 respectively)	107,443	169,752
Investment securities	515,267	546,121

Federal Home Loan Bank stock, at cost	1,305	935
Loans held for sale	123	-

Loans, net of unearned income	896,384	841,583
Less: allowance for loan losses	9,857	9,415
Net loans	886,527	832,168

Premises and equipment, net	21,743	22,019
Goodwill	1,999	1,999
Intangible assets, net	1,223	1,394
Other real estate, net	1,126	1,577
Accrued interest receivable	5,798	6,015
Other assets	7,115	9,256
Total Assets	$1,460,736	$1,459,753

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$212,909	$213,203
Interest-bearing demand	423,772	409,209
Savings	88,491	81,448
Time	554,817	592,010
Total deposits	1,279,989	1,295,870

Short-term borrowings	9,000	1,800
Accrued interest payable	2,148	1,707
Senior long-term debt	24,277	25,824
Junior subordinated debentures	14,613	14,597
Other liabilities	3,295	1,731
Total Liabilities	1,333,322	1,341,529

Shareholders' Equity
Common stock:[1]
$1 par value - authorized 100,600,000 shares; issued 7,609,194 shares	7,609	7,609
Surplus	61,584	61,584
Retained earnings	55,049	49,932
Accumulated other comprehensive income (loss)	3,172	(901)
Total Shareholders' Equity	127,414	118,224
Total Liabilities and Shareholders' Equity	$1,460,736	$1,459,753

See Notes to Consolidated Financial Statements
[1] All share amounts have been restated to reflect the ten percent stock dividend paid December 17, 2015 to shareholders of record as of December 10, 2015.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2016	2015	2016	2015
Interest Income:
Loans (including fees)	$11,306	$10,391	$22,107	$21,129
Deposits with other banks	14	21	44	42
Securities (including FHLB stock)	3,427	3,598	7,016	6,943
Total Interest Income	14,747	14,010	29,167	28,114

Interest Expense:
Demand deposits	627	346	1,241	704
Savings deposits	17	9	35	17
Time deposits	1,507	1,798	3,071	3,641
Borrowings	365	35	757	70
Total Interest Expense	2,516	2,188	5,104	4,432

Net Interest Income	12,231	11,822	24,063	23,682
Less: Provision for loan losses	893	400	1,736	1,010
Net Interest Income after Provision for Loan Losses	11,338	11,422	22,327	22,672

Noninterest Income:
Service charges, commissions and fees	609	682	1,266	1,328
ATM and debit card fees	471	461	915	887
Net gains on securities	2,231	623	2,585	939
Net gain on sale of loans	3	4	3	4
Other	327	349	706	702
Total Noninterest Income	3,641	2,119	5,475	3,860

Noninterest Expense:
Salaries and employee benefits	4,144	3,859	8,241	7,905
Occupancy and equipment expense	999	986	1,971	1,969
Other	3,174	2,876	6,203	5,739
Total Noninterest Expense	8,317	7,721	16,415	15,613

Income Before Income Taxes	6,662	5,820	11,387	10,919
Less: Provision for income taxes	2,261	1,958	3,835	3,663
Net Income	4,401	3,862	7,552	7,256
Preferred Stock Dividends	-	(99)	-	(197)
Income Available to Common Shareholders	$4,401	$3,763	$7,552	$7,059

Per Common Share:[1]
Earnings	$0.58	$0.54	$0.99	$1.02
Cash dividends paid	$0.16	$0.15	$0.32	$0.30

Weighted Average Common Shares Outstanding	7,609,194	6,920,022	7,609,194	6,920,022

See Notes to Consolidated Financial Statements
[1] All share amounts have been restated to reflect the ten percent stock dividend paid December 17, 2015 to shareholders of record as of December 10, 2015.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Net Income	$4,401	$3,862	$7,552	$7,256
Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains (losses) arising during the period	3,637	(4,119)	8,756	2,640
Reclassification adjustments for gains included in net income	(2,231)	(623)	(2,585)	(939)
Change in unrealized gains (losses) on securities	1,406	(4,742)	6,171	1,701
Tax impact	(478)	1,612	(2,098)	(578)
Other comprehensive income (loss)	928	(3,130)	4,073	1,123
Comprehensive Income	$5,329	$732	$11,625	$8,379

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

	Series C					Accumulated
	Preferred	Common				Other
	Stock	Stock		Treasury	Retained	Comprehensive
	$1,000 Par	$1 Par	Surplus	Stock	Earnings	Income/(Loss)	Total
(in thousands, except per share data)
Balance December 31, 2014	$39,435	$6,923	$51,646	$(54)	$41,392	$241	$139,583
Net income	-	-	-	-	7,256	-	7,256
Reclassification of treasury stock under the LBCA (1)	-	(3)	-	54	(51)	-	-
Other comprehensive income	-	-	-	-	-	1,123	1,123
Cash dividends on common stock ($0.30 per share) (2)	-	-	-	-	(2,013)	-	(2,013)
Preferred stock dividend	-	-	-	-	(197)	-	(197)
Balance June 30, 2015 (unaudited)	$39,435	$6,920	$51,646	$-	$46,387	$1,364	$145,752

Balance December 31, 2015	$-	$7,609	$61,584	$-	$49,932	$(901)	$118,224
Net income	-	-	-	-	7,552	-	7,552
Other comprehensive income	-	-	-	-	-	4,073	4,073
Cash dividends on common stock ($0.32 per share)	-	-	-	-	(2,435)	-	(2,435)
Balance June 30, 2016 (unaudited)	$-	$7,609	$61,584	$-	$55,049	$3,172	$127,414

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
(2) All share amounts have been restated to reflect the ten percent stock dividend paid December 17, 2015 to shareholders of record as of December 10, 2015.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(in thousands)	2016	2015
Cash Flows From Operating Activities
Net income	$7,552	$7,256
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,736	1,010
Depreciation and amortization	1,083	1,031
Amortization/Accretion of investments	1,118	1,099
Gain on sale/call of securities	(2,585)	(939)
Gain on sale of assets	(63)	(10)
Repossed asset write downs, gains and losses on dispositions	90	137
FHLB stock dividends	(2)	(2)
Net increase in loans held for sale	(123)	-
Change in other assets and liabilities, net	2,214	(997)
Net Cash Provided By Operating Activities	11,020	8,585

Cash Flows From Investing Activities
Proceeds from maturities, calls and sales of certificates of deposit	1,001	6,500
Proceeds from maturities and calls of HTM securities	62,171	8,366
Proceeds from maturities, calls and sales of AFS securities	604,490	371,267
Funds Invested in AFS securities	(628,176)	(384,235)
Proceeds from sale/redemption of Federal Home Loan Bank stock	-	1,868
Funds invested in Federal Home Loan Bank stock	(368)	(1,713)
Net increase in loans	(56,176)	(21,160)
Purchase of premises and equipment	(1,450)	(1,801)
Proceeds from sales of premises and equipment	950	4
Proceeds from sales of other real estate owned	442	74
Net Cash Used In Investing Activities	(17,116)	(20,830)

Cash Flows From Financing Activities
Net decrease in deposits	(15,881)	(24,541)
Net increase in federal funds purchased and short-term borrowings	7,200	12,000
Repayment of long-term borrowings	(1,550)	(300)
Dividends paid	(2,435)	(2,210)
Net Cash Used In Financing Activities	(12,666)	(15,051)

Net Decrease In Cash and Cash Equivalents	(18,762)	(27,296)
Cash and Cash Equivalents at the Beginning of the Period	37,272	44,575
Cash and Cash Equivalents at the End of the Period	$18,510	$17,279

Noncash Activities:
Loans transferred to foreclosed assets	$81	$495

Cash Paid During The Period:
Interest on deposits and borrowed funds	$4,663	$4,432
Income taxes	$3,000	$4,300

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations at June 30, 2016 and for the three and six month periods ended June 30, 2016 and 2015 are not necessarily indicative of the results expected for the full year or any other interim period. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are susceptible to significant change in the near term are the allowance for loan losses, valuation of goodwill, intangible assets and other purchase accounting adjustments.

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
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments". This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. The ASU amendments require the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU requires assets held at cost basis to reflect the Company's current estimate of all expected credit losses. For available for sale debt securities, credit losses should be presented as an allowance rather than as a write-down. In addition, this ASU amends the accounting for purchased financial assets with credit deterioration. This ASU is effective for annual and interim periods beginning after December 15, 2019. We are currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements.

Note 3. Securities

A summary comparison of securities by type at June 30, 2016 and December 31, 2015 is shown below.

	June 30, 2016				December 31, 2015
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S Treasuries	$51,196	$-	$-	$51,196	$29,999	$-	$-	$29,999
U.S. Government Agencies	165,176	568	-	165,744	165,364	-	(1,553)	163,811
Corporate debt securities	113,613	3,520	(1,034)	116,099	105,680	2,259	(2,803)	105,136
Mutual funds or other equity securities	580	12	-	592	580	2	-	582
Municipal bonds	26,772	1,013	-	27,785	47,339	899	(5)	48,233
Mortgage-backed securities	45,676	732	-	46,408	28,891	-	(283)	28,608
Total available-for-sale securities	$403,013	$5,845	$(1,034)	$407,824	$377,853	$3,160	$(4,644)	$376,369

Held-to-maturity:
U.S. Government Agencies	$20,794	$19	$(120)	$20,693	$77,343	$-	$(721)	$76,622
Mortgage-backed securities	86,649	1,502	-	88,151	92,409	9	(892)	91,526
Total held-to-maturity securities	$107,443	$1,521	$(120)	$108,844	$169,752	$9	$(1,613)	$168,148

The scheduled maturities of securities at June 30, 2016, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to call or prepayments. Mortgage-backed securities are not due at a single maturity because of amortization and potential prepayment of the underlying mortgages. For this reason they are presented separately in the maturity table below.

	June 30, 2016
(in thousands)	Amortized Cost	Fair Value
Available For Sale:
Due in one year or less	$57,837	$57,917
Due after one year through five years	78,313	79,910
Due after five years through 10 years	179,477	181,107
Over 10 years	41,710	42,482
Subtotal	357,337	361,416
Mortgage-backed Securities	45,676	46,408
Total available-for-sale securities	$403,013	$407,824

Held to Maturity:
Due in one year or less	$-	$-
Due after one year through five years	18,172	18,186
Due after five years through 10 years	2,622	2,507
Over 10 years	-	-
Subtotal	20,794	20,693
Mortgage-backed Securities	86,649	88,151
Total held to maturity securities	$107,443	$108,844

At June 30, 2016 $407.8 million of First Guaranty's securities were pledged to secure public fund deposits and borrowings. The pledged securities had a market value of $409.3 million as of June 30, 2016.

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at June 30, 2016.

				At June 30, 2016
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	5	$24,997	$-	-	$-	$-	5	$24,997	$-
U.S. Government agencies	1	1,999	-	1	999	-	2	2,998	-
Corporate debt securities	34	8,743	(100)	39	9,555	(934)	73	18,298	(1,034)
Mutual funds or other equity securities	-	-	-	-	-	-	-	-	-
Municipal bonds	-	-	-	-	-	-	-	-	-
Mortgage-backed securities	-	-	-	-	-	-	-	-	-
Total available-for-sale securities	40	$35,739	$(100)	40	$10,554	$(934)	80	$46,293	$(1,034)

Held to maturity:
U.S. Government agencies	-	-	-	2	7,293	(120)	2	7,293	(120)
Mortgage-backed securities	-	-	-	-	-	-	-	-	-
Total held to maturity	-	$-	$-	2	$7,293	$(120)	2	$7,293	$(120)

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

As of June 30, 2016, 82 of First Guaranty's debt securities had unrealized losses totaling 2.1% of the individual securities' amortized cost basis and 0.2% of First Guaranty's total amortized cost basis of the investment securities portfolio. 42 of the 82 securities had been in a continuous loss position for over 12 months at such date. The 42 securities had an aggregate amortized cost basis of $18.9 million and an unrealized loss of $1.1 million at June 30, 2016.  Management has the intent and ability to hold these debt securities until maturity or until anticipated recovery.

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

The following table presents a roll-forward of the amount of credit losses on debt securities held by First Guaranty for which a portion of OTTI was recognized in other comprehensive income for the quarter ending June 30, 2016:

(in thousands)
Beginning balance of credit losses at December 31, 2015	$175
Other-than-temporary impairment credit losses on securities not previously OTTI	-
Increases for additional credit losses on securities previously determined to be OTTI	-
Reduction for increases in cash flows	-
Reduction due to credit impaired securities sold or fully settled	-
Ending balance of cumulative credit losses recognized in earnings at June 30, 2016	$175

In the first six months of 2016 there were no other-than-temporary impairment credit losses on securities for which we had previously recognized OTTI.  For securities that have indications of credit related impairment, management analyzes future expected cash flows to determine if any credit related impairment is evident.   Estimated cash flows are determined using management's best estimate of future cash flows based on specific assumptions.  The assumptions used to determine the cash flows were based on estimates of loss severity and credit default probabilities.  Management reviews reports from credit rating agencies and public filings of issuers.

The total non-credit related other-than-temporary impairment losses included in other comprehensive income was $0.1 million at June 30, 2016.

At June 30, 2016, First Guaranty's exposure to bond issuers that exceeded 10% of shareholders’ equity is below:

	At June 30, 2016
(in thousands)	Amortized Cost	Fair Value
U.S. Government Treasuries (U.S.)	51,196	51,196
Federal Home Loan Bank (FHLB)	62,699	62,797
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	47,672	48,405
Federal National Mortgage Association (Fannie Mae-FNMA)	116,120	117,653
Federal Farm Credit Bank (FFCB)	91,805	92,140
Total	$369,492	$372,191

Note 4. Loans

The following table summarizes the components of First Guaranty's loan portfolio as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$71,736	8.0%	$56,132	6.6%
Farmland	21,455	2.4%	17,672	2.1%
1- 4 Family	137,522	15.3%	129,610	15.4%
Multifamily	12,682	1.4%	12,629	1.5%
Non-farm non-residential	352,582	39.3%	323,363	38.3%
Total Real Estate	595,977	66.4%	539,406	63.9%
Non-Real Estate:
Agricultural	27,561	3.1%	25,838	3.1%
Commercial and industrial	214,270	23.8%	224,201	26.6%
Consumer and other	60,475	6.7%	54,163	6.4%
Total Non-Real Estate	302,306	33.6%	304,202	36.1%
Total loans before unearned income	898,283	100.0%	843,608	100.0%
Unearned income	(1,899)		(2,025)
Total loans net of unearned income	$896,384		$841,583

The following table summarizes fixed and floating rate loans by contractual maturity, excluding nonaccrual loans, as of June 30, 2016 and December 31, 2015 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	June 30, 2016			December 31, 2015
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$94,256	$56,652	$150,908	$86,975	$48,111	$135,086
More Than One to five years	315,216	227,927	543,143	315,685	246,374	562,059
More Than Five to 15 years	89,980	37,672	127,652	49,197	31,456	80,653
Over 15 years	45,427	7,685	53,112	36,438	9,333	45,771
Subtotal	$544,879	$329,936	874,815	$488,295	$335,274	823,569
Nonaccrual loans			23,468			20,039
Total loans before unearned income			898,283			843,608
Unearned income			(1,899)			(2,025)
Total loans net of unearned income			$896,384			$841,583

As of June 30, 2016 $135.4 million of floating rate loans were at their interest rate floor. At December 31, 2015 $132.9 million of floating rate loans were at the floor rate. Nonaccrual loans have been excluded from these totals.

The following tables present the age analysis of past due loans at June 30, 2016 and December 31, 2015:

	As of June 30, 2016
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$303	$551	$854	$70,882	$71,736	$-
Farmland	-	111	111	21,344	21,455	-
1 - 4 family	1,924	4,659	6,583	130,939	137,522	276
Multifamily	669	5,152	5,821	6,861	12,682	-
Non-farm non-residential	1,194	1,832	3,026	349,556	352,582	91
Total Real Estate	4,090	12,305	16,395	579,582	595,977	367
Non-Real Estate:
Agricultural	-	2,630	2,630	24,931	27,561	-
Commercial and industrial	145	7,878	8,023	206,247	214,270	-
Consumer and other	231	1,022	1,253	59,222	60,475	-
Total Non-Real Estate	376	11,530	11,906	290,400	302,306	-
Total loans before unearned income	$4,466	$23,835	$28,301	$869,982	$898,283	$367
Unearned income					(1,899)
Total loans net of unearned income					$896,384

	As of December 31, 2015
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$12	$558	$570	$55,562	$56,132	$-
Farmland	-	136	136	17,536	17,672	19
1 - 4 family	2,546	4,929	7,475	122,135	129,610	391
Multifamily	-	9,045	9,045	3,584	12,629	-
Non-farm non-residential	1,994	2,934	4,928	318,435	323,363	-
Total Real Estate	4,552	17,602	22,154	517,252	539,406	410
Non-Real Estate:
Agricultural	2,346	2,628	4,974	20,864	25,838	-
Commercial and industrial	314	48	362	223,839	224,201	-
Consumer and other	965	171	1,136	53,027	54,163	-
Total Non-Real Estate	3,625	2,847	6,472	297,730	304,202	-
Total loans before unearned income	$8,177	$20,449	$28,626	$814,982	$843,608	$410
Unearned income					(2,025)
Total loans net of unearned income					$841,583

The tables above include $23.5 million and $20.0 million of nonaccrual loans at June 30, 2016 and December 31, 2015, respectively. See the tables below for more detail on nonaccrual loans.

The following is a summary of nonaccrual loans by class at the dates indicated:

(in thousands)	As of June 30, 2016	As of December 31, 2015
Real Estate:
Construction & land development	$551	$558
Farmland	111	117
1 - 4 family	4,383	4,538
Multifamily	5,152	9,045
Non-farm non-residential	1,741	2,934
Total Real Estate	11,938	17,192
Non-Real Estate:
Agricultural	2,630	2,628
Commercial and industrial	7,878	48
Consumer and other	1,022	171
Total Non-Real Estate	11,530	2,847
Total Nonaccrual Loans	$23,468	$20,039

The following table identifies the credit exposure of the loan portfolio by specific credit ratings as of the dates indicated:

	As of June 30, 2016					As of December 31, 2015
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Construction & land development	$66,622	$1,090	$4,024	$-	$71,736	$51,681	$386	$4,065	$-	$56,132
Farmland	21,284	60	111	-	21,455	17,554	-	118	-	17,672
1 - 4 family	126,273	4,408	6,841	-	137,522	115,878	6,425	7,307	-	129,610
Multifamily	5,494	-	7,188	-	12,682	3,584	-	9,045	-	12,629
Non-farm non-residential	333,005	3,642	15,935	-	352,582	296,682	3,288	23,393	-	323,363
Total Real Estate	552,678	9,200	34,099	-	595,977	485,379	10,099	43,928	-	539,406
Non-Real Estate:
Agricultural	24,255	676	2,630	-	27,561	20,860	4	4,974	-	25,838
Commercial and industrial	203,055	657	10,558	-	214,270	214,184	471	9,546	-	224,201
Consumer and other	59,126	215	1,134	-	60,475	53,779	178	206	-	54,163
Total Non-Real Estate	286,436	1,548	14,322	-	302,306	288,823	653	14,726	-	304,202
Total loans before unearned income	$839,114	$10,748	$48,421	$-	$898,283	$774,202	$10,752	$58,654	$-	$843,608
Unearned income					(1,899)					(2,025)
Total loans net of unearned income					$896,384					$841,583

Note 5. Allowance for Loan Losses

A summary of changes in the allowance for loan losses, by portfolio type, for the six months ended June 30, 2016 and 2015 are as follows:

	For the Six Months Ended June 30,
	2016					2015
(in thousands)	Beginning Allowance (12/31/15)	Charge-offs	Recoveries	Provision	Ending Allowance (6/30/16)	Beginning Allowance (12/31/14)	Charge-offs	Recoveries	Provision	Ending Allowance(6/30/15)
Real Estate:
Construction & land development	$962	$-	$2	$216	$1,180	$702	$(97)	$3	$281	$889
Farmland	54	-	-	(36)	18	21	-	-	(15)	6
1 - 4 family	1,771	(89)	17	(761)	938	2,131	(159)	57	447	2,476
Multifamily	557	-	375	(654)	278	813	-	20	(1)	832
Non-farm non-residential	3,298	(811)	-	135	2,622	2,713	(28)	4	(320)	2,369
Total real estate	6,642	(900)	394	(1,100)	5,036	6,380	(284)	84	392	6,572
Non-Real Estate:
Agricultural	16	(12)	10	(4)	10	293	(336)	2	68	27
Commercial and industrial	2,527	(493)	9	1,287	3,330	1,797	(18)	9	427	2,215
Consumer and other	230	(384)	82	1,553	1,481	371	(145)	78	136	440
Unallocated	-	-	-	-	-	264	-	-	(13)	251
Total Non-Real Estate	2,773	(889)	101	2,836	4,821	2,725	(499)	89	618	2,933
Total	$9,415	$(1,789)	$495	$1,736	$9,857	$9,105	$(783)	$173	$1,010	$9,505

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio. The result is an allocation of the loan loss reserve from one category to another.

A summary of the allowance and loans individually and collectively evaluated for impairment are as follows:

	As of June 30, 2016
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$-	$1,180	$1,180	$361	$71,375	$71,736
Farmland	-	18	18	-	21,455	21,455
1 - 4 family	21	917	938	2,916	134,606	137,522
Multifamily	-	278	278	5,152	7,530	12,682
Non-farm non-residential	400	2,222	2,622	5,907	346,675	352,582
Total Real Estate	421	4,615	5,036	14,336	581,641	595,977
Non-Real Estate:
Agricultural	-	10	10	2,554	25,007	27,561
Commercial and industrial	1,570	1,760	3,330	9,116	205,154	214,270
Consumer and other	-	1,481	1,481	-	60,475	60,475
Unallocated	-	-	-	-	-	-
Total Non-Real Estate	1,570	3,251	4,821	11,670	290,636	302,306
Total	$1,991	$7,866	$9,857	$26,006	$872,277	$898,283
Unearned Income						(1,899)
Total loans net of unearned income						$896,384

	As of December 31, 2015
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$-	$962	$962	$368	$55,764	$56,132
Farmland	-	54	54	-	17,672	17,672
1 - 4 family	611	1,160	1,771	3,049	126,561	129,610
Multifamily	454	103	557	9,045	3,584	12,629
Non-farm non-residential	1,298	2,000	3,298	13,646	309,717	323,363
Total Real Estate	2,363	4,279	6,642	26,108	513,298	539,406
Non-Real Estate:
Agricultural	-	16	16	4,863	20,975	25,838
Commercial and industrial	-	2,527	2,527	-	224,201	224,201
Consumer and other	-	230	230	171	53,992	54,163
Unallocated	-	-	-	-	-	-
Total Non-Real Estate	-	2,773	2,773	5,034	299,168	304,202
Total	$2,363	$7,052	$9,415	$31,142	$812,466	$843,608
Unearned Income						(2,025)
Total loans net of unearned income						$841,583

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

The following is a summary of impaired loans by class as of the date indicated:

	As of June 30, 2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$361	$823	$-	$363	$-	$-
Farmland	-	-	-	-	-	-
1 - 4 family	2,636	3,142	-	2,718	26	25
Multifamily	5,152	5,336	-	5,231	-	-
Non-farm non-residential	3,193	3,678	-	3,196	53	54
Total Real Estate	11,342	12,979	-	11,508	79	79
Non-Real Estate:
Agricultural	2,554	2,693	-	2,546	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	2,554	2,693	-	2,546	-	-
Total Impaired Loans with no related allowance	13,896	15,672	-	14,054	79	79

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	-	-	-	-	-	-
Farmland	-	-	-	-	-	-
1 - 4 family	280	304	21	285	-	-
Multifamily	-	-	-	-	-	-
Non-farm non-residential	2,714	2,726	400	2,694	64	54
Total Real Estate	2,994	3,030	421	2,979	64	54
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	9,116	9,152	1,570	9,125	103	95
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	9,116	9,152	1,570	9,125	103	95
Total Impaired Loans with an allowance recorded	12,110	12,182	1,991	12,104	167	149

Total Impaired Loans	$26,006	$27,854	$1,991	$26,158	$246	$228

The following is a summary of impaired loans by class as of the date indicated:

	As of December 31, 2015
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$368	$823	$-	$825	$41	$44
Farmland	-	-	-	-	-	-
1 - 4 family	1,054	1,358	-	1,354	79	84
Multifamily	3,728	4,240	-	4,305	254	72
Non-farm non-residential	3,637	4,116	-	4,124	165	147
Total Real Estate	8,787	10,537	-	10,608	539	347
Non-Real Estate:
Agricultural	4,863	5,019	-	5,036	300	300
Commercial and industrial	-	-	-	-	-	-
Consumer and other	171	317	-	335	27	20
Total Non-Real Estate	5,034	5,336	-	5,371	327	320
Total Impaired Loans with no related allowance	13,821	15,873	-	15,979	866	667

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	-	-	-	-	-	-
Farmland	-	-	-	-	-	-
1 - 4 family	1,995	2,144	611	2,079	103	125
Multifamily	-	-	-	-	-	-
Non-farm non-residential	10,009	10,841	1,298	11,035	566	569
Total Real Estate	12,004	12,985	1,909	13,114	669	694
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-
Total Impaired Loans with an allowance recorded	12,004	12,985	1,909	13,114	669	694

Total Impaired Loans	$25,825	$28,858	$1,909	$29,093	$1,535	$1,361

Troubled Debt Restructurings

A troubled debt restructuring ("TDR") is considered such if the lender for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. The modifications to First Guaranty's TDRs were concessions on either the interest rate charged or the amortization. The effect of the modifications to First Guaranty was a reduction in interest income. These loans have an allocated reserve in First Guaranty's allowance for loan losses. First Guaranty has not restructured any loans that are considered troubled debt restructurings in the six months ended June 30, 2016.

The following table identifies the troubled debt restructurings as of June 30, 2016 and December 31, 2015:

	June 30, 2016				December 31, 2015
	Accruing Loans				Accruing Loans
(in thousands)	Current	30-89 Days Past Due	Nonaccrual	Total TDRs	Current	30-89 Days Past Due	Nonaccrual	Total TDRs
Real Estate:
Construction & land development	$-	$-	$362	$362	$-	$-	$368	$368
Farmland	-	-	-	-	-	-	-	-
1-4 Family	-	-	-	-	-	-	1,702	1,702
Multifamily	-	-	-	-	-	-	-	-
Non-farm non residential	2,987	-	206	3,193	3,431	-	206	3,637
Total Real Estate	2,987	-	568	3,555	3,431	-	2,276	5,707
Non-Real Estate:
Agricultural	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-	-	-
Total	$2,987	$-	$568	$3,555	$3,431	$-	$2,276	$5,707

The following table discloses TDR activity for the six months ended June 30, 2016.

	Troubled Debt Restructured Loans Activity Six Months Ended June 30, 2016
(in thousands)	Beginning balance December 31, 2015	New TDRs	Charge-offs post- modification	Transferred to ORE	Paydowns	Construction to permanent financing	Restructured to market terms	Other adjustments	Ending balance June 30, 2016
Real Estate:
Construction & land development	$368	$-	$-	$-	$(6)	$-	$-	$-	$362
Farmland	-	-	-	-	-	-	-	-	-
1 - 4 family	1,702	-	-	-	(32)	-	(1,670)	-	-
Multifamily	-	-	-	-	-	-	-	-	-
Non-farm non-residential	3,637	-	(5)	-	(3)	-	(441)	5	3,193
Total Real Estate	5,707	-	(5)	-	(41)	-	(2,111)	5	3,555
Non-Real Estate:
Agricultural	-	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-	-	-	-
Total	$5,707	$-	$(5)	$-	$(41)	$-	$(2,111)	5	$3,555

There were no commitments to lend additional funds to debtors whose terms have been modified in a troubled debt restructuring at June 30, 2016.

Note 6. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to impairment testing. Other intangible assets continue to be amortized over their useful lives. First Guaranty's goodwill is the difference in purchase price over the fair value of net assets acquired from its acquisition of Homestead Bancorp in 2007. Goodwill totaled $2.0 million at June 30, 2016 and December 31, 2015. No impairment charges have been recognized on First Guaranty's intangible assets. Mortgage servicing rights decreased $10,000 to $85,000 at June 30, 2016 compared to December 31, 2015. Other intangible assets recorded include core deposit intangibles, which are subject to amortization. The weighted-average amortization period remaining for First Guaranty's core deposit intangibles is 4.0 years at June 30, 2016. The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions.

Note 7. Other Real Estate (ORE)

Other real estate owned consists of the following at the dates indicated:

(in thousands)	June 30, 2016	December 31, 2015
Real Estate Owned Acquired by Foreclosure:
Residential	$498	$880
Construction & land development	21	25
Non-farm non-residential	607	672
Total Other Real Estate Owned and Foreclosed Property	$1,126	$1,577

Loans secured by one-to-four family residential properties in the process of foreclosure totaled $0.2 million as of June 30, 2016.

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

Below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at June 30, 2016 and December 31, 2015:

Contract Amount
(in thousands)	June 30, 2016	December 31, 2015
Commitments to Extend Credit	$73,075	$88,081
Unfunded Commitments under lines of credit	$118,610	$107,581
Commercial and Standby letters of credit	$6,827	$7,486

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

While the final outcome of legal proceedings is inherently uncertain, based on information currently available as of June 30, 2016, any incremental liability arising from First Guaranty’s legal proceedings will not have a material adverse effect on First Guaranty’s financial position.

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified within Level 3 in First Guaranty's portfolio as of June 30, 2016 include municipal bonds and an equity security.

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

Other real estate owned. Properties are recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values of other real estate owned ("OREO") at June 30, 2016 and December 31, 2015 are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement or amounts commonly used in real estate transactions. Inputs include appraisal values or recent sales activity for similar assets in the property’s market; thus OREO measured at fair value would be classified within either Level 2 or Level 3 of the hierarchy.

Certain non-financial assets and non-financial liabilities are measured at fair value on a non-recurring basis including assets and liabilities related to reporting units measured at fair value in the testing of goodwill impairment, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	June 30, 2016	December 31, 2015
Available for Sale Securities Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$51,708	$30,501
Level 2: Significant Other Observable Inputs	345,589	338,167
Level 3: Significant Unobservable Inputs	10,527	7,701
Securities available for sale measured at fair value	$407,824	$376,369

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

The change in Level 1 securities available for sale from December 31, 2015 was due principally to a net increase in Treasury bills of $21.2 million. The change in Level 2 securities available for sale from December 31, 2015 was due principally to the purchase of agency securities. The change in Level 3 securities from December 31, 2015 was due principally to the purchase of $2.5 million of subordinated debt securities.

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of June 30, 2016 and December 31, 2015, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At June 30, 2016	At December 31, 2015
Impaired Loans - Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$-	$-
Level 2: Significant Other Observable Inputs	259	293
Level 3: Significant Unobservable Inputs	13,766	16,401
Impaired loans measured at fair value	$14,025	$16,694

Other Real Estate Owned - Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$-	$-
Level 2: Significant Other Observable Inputs	573	1,104
Level 3: Significant Unobservable Inputs	553	473
Other real estate owned measured at fair value	$1,126	$1,577

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

Other Unrecognized Financial Instruments.

The fair value of commitments to extend credit is estimated using the fees charged to enter into similar legally binding agreements, taking into account the remaining terms of the agreements and customers' credit ratings. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. Noninterest-bearing deposits are held at cost. The fair values of letters of credit are based on fees charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At June 30, 2016 and December 31, 2015 the fair value of guarantees under commercial and standby letters of credit was not material.

The estimated fair values and carrying values of the financial instruments at June 30, 2016 and December 31, 2015 are presented in the following table:

	June 30, 2016		December 31, 2015
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Cash and cash equivalents	$18,510	$18,510	$37,272	$37,272
Securities, available for sale	407,824	407,824	376,369	376,369
Securities, held to maturity	107,443	108,844	169,752	168,148
Federal Home Loan Bank stock	1,305	1,305	935	935
Loans, net	886,527	888,151	832,168	831,731
Accrued interest receivable	5,798	5,798	6,015	6,015

Liabilities
Deposits	$1,279,989	$1,280,467	$1,295,870	$1,296,468
Borrowings	33,277	33,305	27,624	27,624
Junior subordinated debentures	14,613	13,790	14,597	14,597
Accrued interest payable	2,148	2,148	1,707	1,707

There is no material difference between the contract amount and the estimated fair value of off-balance sheet items that are primarily comprised of short-term unfunded loan commitments that are generally at market prices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of First Guaranty's financial condition and results of operations is intended to highlight the significant factors affecting First Guaranty's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data at June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly First Guaranty's financial position and results of operations for such periods.

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

Second Quarter and Six Months Ended 2016 Financial Overview

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

Financial highlights for the second quarter and six months ended June 30, 2016 and 2015 are as follows:

●
Total assets were $1.5 billion at June 30, 2016 and December 31, 2015. Total deposits were $1.3 billion at June 30, 2016 and December 31, 2015. Total loans were $896.4 million at June 30, 2016, an increase of $54.8 million, or 6.5%, compared with December 31, 2015. Shareholders’ equity was $127.4 million and $118.2 million at June 30, 2016 and December 31, 2015, respectively.

●
Net income for the second quarter of 2016 and 2015 was $4.4 million and $3.9 million, respectively. Net income for the six months ended June 30, 2016 was $7.6 million compared to $7.3 million for the six months ended June 30, 2015.

●
Net income available to common shareholders after preferred stock dividends was $4.4 million and $3.8 million for the second quarter of 2016 and 2015, respectively. Net income avaliable to common shareholders after preferred stock dividends was $7.6 million and $7.1 million for the six months ended June 30, 2016 and 2015, respectively. Due to the redemption on December 22, 2015 of First Guaranty's Series C preferred stock issued to the U.S. Treasury Department Small Business Lending Fund, preferred dividends were discontinued.

●	Earnings per common share were $0.58 and $0.54 for the second quarter of 2016 and 2015, respectively and $0.99 and $1.02 for the six months ended June 30, 2016 and 2015.

●
Net interest income for the second quarter of 2016 was $12.2 million compared to $11.8 million for the same period in 2015. Net interest income for the six months ended June 30, 2016 was $24.1 million compared to $23.7 million for the same period in 2015.

●	The provision for loan losses for the second quarter of 2016 was $0.9 million compared to $0.4 million for the same period in 2015. The provision for loan losses for the first six months of 2016 was $1.7 million compared to $1.0 million for the same period in 2015. The increase in provision for 2016 compared to 2015 was principally due to strong loan portfolio growth.

●	The net interest margin for the three months ended June 30, 2016 was 3.43% which was an increase of twenty-seven basis points from the net interest margin of 3.16% for the same period in 2015. The net interest margin for the first six months of 2016 was 3.37% which was an increase of nineteen basis points from the net interest margin of 3.18% for the first six months of 2015. First Guaranty attributed the improvement in the net interest margin to the continued shift in interest earning asset balances from lower yielding securities to higher yielding loans. Loans as a percentage of average interest earning assets increased to 59% at June 30, 2016 compared to 53% at June 30, 2015.

●
Investment securities totaled $515.3 million at June 30, 2016, a decrease of $30.9 million when compared to $546.1 million at December 31, 2015. At June 30, 2016, available for sale securities, at fair value, totaled $407.8 million, an increase of $31.5 million when compared to $376.4 million at December 31, 2015. At June 30, 2016, held to maturity securities, at amortized cost, totaled $107.4 million, a decrease of $62.3 million when compared to $169.8 million at December 31, 2015.  The decrease in investment securities was primarily associated with early payoffs of government agency securities and the decision to sell corporate bonds and municipal securities to fund loan growth.

●
Total loans net of unearned income were $896.4 million at June 30, 2016 compared to $841.6 million at December 31, 2015. The net loan portfolio at June 30, 2016 totaled $886.5 million, a net increase of $54.4 million from the December 31, 2015 net loan portfolio balance of $832.2 million. Total loans net of unearned income are reduced by the allowance for loan losses which totaled $9.9 million at June 30, 2016 and $9.4 million at December 31, 2015.

●
Total impaired loans increased $0.2 million to $26.0 million at June 30, 2016 compared to $25.8 million at December 31, 2015.  Impaired loans decreased $7.3 million during the second quarter of 2016 from $33.3 million at March 31, 2016.

●	Nonaccrual loans increased $3.4 million to $23.5 million at June 30, 2016 compared to $20.0 million at December 31, 2015. Nonaccrual loans decreased $1.0 million during the second quarter of 2016 from $24.4 million at March 31, 2016.

●
Return on average assets for the three months ended June 30, 2016 and 2015 was 1.21% and 1.01%, respectively. Return on average assets for the six months ended June 30, 2016 and 2015 was 1.03% and 0.95%, respectively. Return on average common equity for the three months ended June 30, 2016 and 2015 was 14.14% and 14.00%, respectively. Return on average common equity for the six months ended June 30, 2016 and 2015 was 12.33% and 13.43%, respectively. Return on average assets is calculated by dividing annualized net income before preferred dividends by average assets.  Return on average common equity is calculated by dividing net income available to common shareholders by average common equity.

●
Book value per common share was $16.74 as of June 30, 2016 compared to $15.36 as of June 30, 2015. The increase in book value was due to the changes in accumulated other comprehensive income/loss (“AOCI”) and an increase in retained earnings. Our AOCI is comprised of unrealized gains and losses on available for sale securities.

●
First Guaranty's Board of Directors declared cash dividends of $0.16 and $0.15 per common share in the second quarter of 2016 and 2015, respectively. First Guaranty has paid 92 consecutive quarterly dividends as of June 30, 2016.

Financial Condition

Changes in Financial Condition from December 31, 2015 to June 30, 2016

General.

Total assets at June 30, 2016 were $1.5 billion, an increase of $1.0 million, or 0.1%, from December 31, 2015.  Assets increased primarily due to an increase in net loans of $54.4 million, partially offset by a decrease in investment securities of $30.9 million and in cash and cash equivalents of $18.8 million during the six months ended June 30, 2016.

Loans.

Net loans increased $54.4 million, or 6.5%, to $886.5 million at June 30, 2016 from $832.2 million at December 31, 2015. Net loans increased during the first six months of 2016 primarily due to a $29.2 million increase in non-farm non-residential loans, a $15.6 million increase in construction and land development loans, a $7.9 million increase in one-to-four family residential loans, a $6.3 million increase in consumer and other loans, a $3.8 million increase in farmland loans, and a $1.7 million increase in agriculture loans, partially offset by a decrease of $9.9 million in commercial and industrial loans. Non-farm non-residential loan balances increased due to local originations and the purchase of commercial real estate loans. Construction and land development loans increased principally due to the funding of unfunded commitments on various construction projects. One-to-four-family residential loans increased primarily due to an increase in local loan originations and the purchase of conforming one-to four-family residential loans. Consumer and other loans increased due to the continued growth in our commercial lease originations. Farmland loans increased due to seasonal fundings on agricultural loan commitments. Commercial and industrial loans decreased primarily due to pay downs in our small business loans. First Guaranty had approximately 2.8% of funded and 0.3% of unfunded commitments in our loan portfolio to businesses engaged in support or service activities for oil and gas operations. Syndicated loans decreased from $105.9 million at December 31, 2015 to $102.7 million at June 30, 2016.

As of June 30, 2016, 66.4% of our loan portfolio was secured primarily by real estate. There are no significant concentrations of credit to any individual borrower. The largest portion of our loan portfolio, at 39.3% as of June 30, 2016, was non-farm non-residential loans secured by real estate. Approximately 37.7% of the loan portfolio is based on a floating rate tied to the prime rate or LIBOR as of June 30, 2016. 79.3% of the loan portfolio is scheduled to mature within 5 years from June 30, 2016.

Net loans are reduced by the allowance for loan losses which totaled $9.9 million at June 30, 2016 and $9.4 million at December 31, 2015. Loan charge-offs increased to $1.8 million during the first six months of 2016 from $0.8 million during the same period in 2015. Recoveries totaled $0.5 million during the first six months of 2016 and $0.2 million during the same period in 2015. See Note 4 of the Notes to Consolidated Financial Statements for more information on loans and Note 5 for information on the allowance for loan losses.

Investment Securities.

Investment securities at June 30, 2016 totaled $515.3 million, a decrease of $30.9 million compared to $546.1 million at December 31, 2015. The decrease was primarily attributed to the early payoffs of U.S. Government agency securities. The investment portfolio consisted of available-for-sale securities at fair market value for a total of $407.8 million at June 30, 2016 and held-to-maturity securities at amortized cost of $107.4 million at June 30, 2016.

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

Our available-for-sale securities portfolio totaled $407.8 million at June 30, 2016, an increase of $31.5 million, or 8.4%, compared to $376.4 million at December 31, 2015. The increase was primarily due to the purchase of mortgage-backed securities and U.S. Treasuries that were used to collateralize public funds deposits. Partially offsetting this increase was the sale of $34.2 million in municipal and corporate securities in the second quarter of 2016 for which the proceeds were used to fund loan growth.

Our held-to-maturity securities portfolio had an amortized cost of $107.4 million at June 30, 2016, a decrease of $62.3 million, or 36.7%, compared to $169.8 million at December 31, 2015. The decrease was due to the early payoffs of existing securities, the continued amortization of our mortgage-backed securities and the decision to keep a higher level of securities in our available-for-sale portfolio in order to manage liquidity and fund loan growth.

At June 30, 2016, $57.9 million, or 11.2%, of the securities portfolio was scheduled to mature in less than one year. $98.1 million, or 19.0%, of the securities portfolio is scheduled to mature between one and five years. Securities, not including mortgage- backed securities, with contractual maturity dates over 10 years totaled $42.5 million, or 8.2%, of the total portfolio at June 30, 2016. The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates. Prepayments of mortgages that collateralize mortgage-backed securities also affect the maturity of the securities portfolio. Based on internal forecasts as of June 30, 2016, management believes that the securities portfolio has a forecasted weighted average life of approximately 3.0 years based on the current interest rate environment.  A parallel interest rate shock of 400 basis points is forecasted to increase the weighted average life of the portfolio to approximately 6.1 years. The portfolio had an estimated effective duration of 3.0 years at June 30, 2016.

There was no credit related other-than-temporary impairment of securities charged to earnings in the six months ended June 30, 2016 or June 30, 2015.

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

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

(in thousands)	June 30, 2016	December 31, 2015
Nonaccrual loans:
Real Estate:
Construction and land development	$551	$558
Farmland	111	117
1 - 4 family residential	4,383	4,538
Multifamily	5,152	9,045
Non-farm non-residential	1,741	2,934
Total Real Estate	11,938	17,192
Non-Real Estate:
Agricultural	2,630	2,628
Commercial and industrial	7,878	48
Consumer and other	1,022	171
Total Non-Real Estate	11,530	2,847
Total nonaccrual loans	23,468	20,039

Loans 90 days and greater delinquent & accruing:
Real Estate:
Construction and land development	-	-
Farmland	-	19
1 - 4 family residential	276	391
Multifamily	-	-
Non-farm non-residential	91	-
Total Real Estate	367	410
Non-Real Estate:
Agricultural	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total Non-Real Estate	-	-
Total loans 90 days and greater delinquent & accruing	367	410

Total non-performing loans	23,835	20,449

Real Estate Owned:
Real Estate Loans:
Construction and land development	21	25
Farmland	-	-
1 - 4 family residential	498	880
Multifamily	-	-
Non-farm non-residential	607	672
Total Real Estate	1,126	1,577
Non-Real Estate Loans:
Agricultural	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total Non-Real Estate	-	-
Total Real Estate Owned	1,126	1,577

Total non-performing assets	$24,961	$22,026

Non-performing assets to total loans	2.78%	2.62%
Non-performing assets to total assets	1.71%	1.51%
Non-performing loans to total loans	2.66%	2.43%

At June 30, 2016, nonperforming assets totaled $25.0 million, or 1.71% of total assets, compared to $22.0 million, or 1.51%, of total assets at December 31, 2015, which represented an increase of $3.0 million or 13.3%. The increase in non-performing assets occurred primarily as a result of an increase in non-accrual loans from $20.0 million at December 31, 2015 to $23.5 million at June 30, 2016. The increase in non-accrual loans was concentrated in commercial and industrial loans and consumer and other loans. This increase was partially offset by a decrease in other real estate owned of $0.5 million to $1.1 million at June 30, 2016.

At June 30, 2016 nonaccrual loans totaled $23.5 million, an increase of $3.5 million, or 17.1%, compared to nonaccrual loans of $20.0 million at December 31, 2015. The increase in non-accrual loans was primarily associated with the decision to transfer a $7.9 million syndicate loan that provides services to the oil and gas industry to non-accrual status during the first quarter of 2016. The current balance on this credit was $7.8 million at June 30, 2016 and it has a specific reserve of $1.4 million.  In addition, approximately $1.0 million of commercial leases were transferred to non-accrual status in the second quarter of 2016.  This increase to non-accrual loans was partially offset by the return to accrual status of a $2.8 million loan secured by a multi-family real estate property; a payoff of a $0.9 million non-accrual multi-family loan; and the sale of a $1.8 million non-accrual loan secured by a hotel property. These reductions in non-accrual loans occurred during the first quarter of 2016.  During the second quarter of 2016, the primary reduction in non-accrual loans occurred due to principal reductions on government guaranteed agricultural loans due to the receipt of guarantee proceeds.  Nonaccrual loans were concentrated in three loan relationships that totaled $14.5 million or 61.8% of nonaccrual loans at June 30, 2016.

At June 30, 2016 and December 31, 2015, loans 90 days or greater delinquent and still accruing totaled $0.4 million.

Other real estate owned at June 30, 2016 totaled $1.1 million, a decrease of $0.5 million from $1.6 million at December 31, 2015. The decrease in other real estate owned was due to write-downs of $0.1 million and sales of $0.4 million, primarily related to residential properties.
At June 30, 2016, our largest non-performing assets were comprised of the following non-accrual loans: (1) a commercial and industrial loan that totaled $7.8 million; (2) a multi-family real estate loan with a balance of $5.1 million secured by commercial property; and (3) a lending relationship secured with three one-to-four family residential loans that in aggregate total $1.6 million.

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

The following is a summary of loans restructured as TDRs at June 30, 2016 and December 31, 2015:

(in thousands)	June 30, 2016	December 31, 2015
Restructured Loans:
In Compliance with Modified Terms	$2,987	$3,431
Past Due 30 through 89 days and still accruing	-	-
Past Due 90 days and greater and still accruing	-	-
Nonaccrual	362	368
Restructured Loans that subsequently defaulted	206	1,908
Total Restructured Loans	$3,555	$5,707

At June 30, 2016, we had three outstanding TDRs: (1) a $2.9 million non-farm non-residential loan secured by commercial real estate, which is performing in accordance with its modified terms; (2) a $0.4 million construction and land development loan secured by raw land that is on non-accrual; (3) a $0.2 million loan secured by commercial real estate that subsequently defaulted and is on non-accrual. The restructuring of these loans was related to interest rate or amortization concessions.  The decline in TDRs occurred due to two credit relationships in the amount of $2.1 million that had returned to market terms and been in compliance with their modified terms for 12 months.

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

The allowance for losses was $9.9 million or 1.10% of total loans and 41.4% of nonperforming loans at June 30, 2016.

Comparing June 30, 2016 to December 31, 2015, the increase in the allowance was attributed to growth in the loan portfolio. There were changes within the specific components of the allowance balance. The primary changes were an increase in the balance associated with commercial and industrial loans while the balance associated with real estate secured loans declined.  The reasons for these changes were due to the $7.8 million commercial and industrial loan mentioned above that was determined to be impaired and the reduction in real estate secured impaired loans due to the previously mentioned payoffs and upgrades of impaired real estate loans.  Special mention loans remained relatively constant from December 31, 2015 to June 30, 2016.  Substandard loans declined by $10.2 million during the first six months of 2016, due primarily to payoffs and sales of loans.

First Guaranty charged off $1.8 million in loan balances during the first six months of 2016. The charged-off loan balances were concentrated in three loan relationships which totaled $1.1 million or 59.5% of the total charged off amount. The details of the $1.8 million in charged off loans were as follows:

 1. First Guaranty charged off $0.6 million on a non-farm non-residential real estate loan in the first quarter of 2016.  This loan which had a remaining balance of $1.2 million was subsequently sold in the first quarter of 2016.
 2. First Guaranty charged off $0.2 million on a commercial and industrial loan in the first quarter of 2016 and had no remaining principal balance at June 30, 2016
 3. First Guaranty  charged off $0.2 million on a commercial and industrial loan in the second quarter of 2016 and had no remaining principal balance at June 30, 2016.
 4. $0.7 million of charge-offs for the first six months of 2016 were comprised of smaller loans and overdrawn deposit accounts.

The provision for loan losses increased to $1.7 million in the first six months of 2016 from $1.0 million for the same period in 2015. The provisions made in the first six months of 2016 were taken to provide for current loan and deposit losses and to maintain the allowance proportionate to risks inherent in the loan portfolio. Total charge-offs were $1.8 million for the first six months of 2016 as compared to $0.8 million for the same period in 2015.  Recoveries totaled $0.5 million during the first six months of 2016 and $0.2 million during the first six months of 2015. For more information, see Note 5 to Consolidated Financial Statements.

Other information related to the allowance for loan losses are as follows:

(in thousands)	June 30, 2016	June 30, 2015
Loans:
Average outstanding balance	$848,594	$796,063
Balance at end of period	$896,384	$810,376

Allowance for Loan Losses:
Balance at beginning of year	$9,415	$9,105
Charge-offs	(1,789)	(783)
Recoveries	495	173
Provision	1,736	1,010
Balance at end of period	$9,857	$9,505

Deposits.

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. We regularly assess our funding needs, deposit pricing and interest rate outlooks. From December 31, 2015 to June 30, 2016, total deposits decreased $15.9 million, or 1.2%, to $1.3 billion. Noninterest-bearing demand deposits decreased $0.3 million from December 31, 2015 to $212.9 million at June 30, 2016. Interest-bearing demand deposits increased $14.6 million from December 31, 2015 to $423.8 million at June 30, 2016. Time deposits decreased $37.2 million, or 6.3%, to $554.8 million at June 30, 2016 compared to $592.0 million at December 31, 2015. At June 30, 2016, we had $18.1 million in brokered deposits. As we seek to strengthen our net interest margin and improve our earnings, attracting noninterest-bearing deposits will be a primary emphasis. Management will continue to evaluate and update our product mix in its efforts to attract additional customers. We currently offer a number of deposit products that are competitively priced and designed to attract and retain customers with primary emphasis on noninterest-bearing deposits.

As of June 30, 2016, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $396.7 million. At June 30, 2016, approximately $176.5 million of First Guaranty's certificates of deposit had a remaining term greater than one year.

The following table compares deposit categories for the periods indicated.

Total Deposits	For the Six Months Ended June 30,			For the Years Ended December 31,
	2016			2015			2014
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$217,113	16.7%	0.0%	$211,584	15.9%	0.0%	$200,127	15.3%	0.0%
Interest-bearing Demand	419,404	32.2%	0.6%	401,617	30.2%	0.4%	386,363	29.6%	0.3%
Savings	85,921	6.6%	0.1%	77,726	5.8%	0.0%	69,719	5.4%	0.0%
Time	580,664	44.5%	1.1%	640,134	48.1%	1.1%	649,165	49.7%	1.2%
Total Deposits	$1,303,102	100.0%	0.7%	$1,331,061	100.0%	0.6%	$1,305,374	100.0%	0.8%

Individual and Business Deposits	For the Six Months Ended June 30,			For the Years Ended December 31,
	2016			2015			2014
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$211,971	29.4%	0.0%	$207,334	27.6%	0.0%	$197,332	25.3%	0.0%
Interest-bearing Demand	113,808	15.8%	0.3%	112,864	15.0%	0.2%	105,569	13.5%	0.2%
Savings	70,870	9.9%	0.1%	65,775	8.7%	0.1%	61,288	7.9%	0.0%
Time	323,571	44.9%	1.3%	366,244	48.7%	1.4%	414,975	53.3%	1.4%
Total Deposits	$720,220	100.0%	0.6%	$752,217	100.0%	0.7%	$779,164	100.0%	0.8%

Public Fund Deposits	For the Six Months Ended June 30,			For the Years Ended December 31,
	2016			2015			2014
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$5,142	0.9%	0.0%	$4,250	0.7%	0.0%	$2,795	0.5%	0.0%
Interest-bearing Demand	305,596	52.4%	0.7%	288,753	49.9%	0.4%	280,794	53.4%	0.4%
Savings	15,051	2.6%	0.2%	11,951	2.1%	0.0%	8,431	1.6%	0.0%
Time	257,093	44.1%	0.8%	273,890	47.3%	0.7%	234,190	44.5%	0.7%
Total Deposits	$582,882	100.0%	0.7%	$578,844	100.0%	0.5%	$526,210	100.0%	0.5%

The following table sets forth the distribution of our time deposit accounts.

(in thousands)	June 30, 2016
Time deposits of less than $100,000	$158,077
Time deposits of $100,000 through $250,000	111,203
Time deposits of more than $250,000	285,537
Total Time Deposits	$554,817

At June 30, 2016, public funds deposits totaled $578.1 million compared to $568.7 million at December 31, 2015. Public fund time deposits totaled $243.5 million at June 30, 2016 compared to $252.7 million at December 31, 2015. We have developed a program for the retention and management of public funds deposits. Since 2012, we have maintained public funds deposits in excess of $400.0 million. These deposits are from local government entities such as school districts, hospital districts, sheriff departments and other municipalities. $473.7 million, or 82%, of these accounts at June 30, 2016, are under contracts with terms of three years or less. Three of these relationships account for 42% of our total public funds deposits, each of which is currently under contract with us. These deposits generally have stable balances as we maintain both operating accounts and time deposits for these entities.  There is a seasonal component to public deposit levels associated with annual tax collections.  Public funds will increase at the end of the year and during the first quarter. Public funds generally decline in the second and third quarters. Public funds deposit accounts are collateralized by FHLB letters of credit, by Louisiana municipal bonds and by eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac.  We invest the majority of these public deposits in our investment portfolio, but have increasingly invested more public funds into loans during the last three years.

The following table sets forth public funds as a percent of total deposits.
(in thousands except for %)	June 30, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Public Funds:
Noninterest-bearing Demand	$3,781	$4,906	$3,241	$3,016	$3,735
Interest-bearing Demand	315,590	296,416	321,382	296,739	265,296
Savings	15,239	14,667	10,142	7,209	6,415
Time	243,466	252,688	266,743	208,614	195,052
Total Public Funds	$578,076	$568,677	$601,508	$515,578	$470,498
Total Deposits	$1,279,989	$1,295,870	$1,371,839	$1,303,099	$1,252,612
Total Public Funds as a percent of Total Deposits	45.2%	43.9%	43.9%	39.6%	37.6%

Borrowings.

First Guaranty maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. Short-term borrowings totaled $9.0 million at June 30, 2016 and $1.8 million at December 31, 2015. Short-term borrowings consisted of a line of credit of $2.5 million, with no outstanding balance at June 30, 2016 and collateralized short-term borrowings from the Federal Home Loan Bank totaling $9.0 million. First Guaranty had senior long-term debt totaling $24.3 million as of June 30, 2016 and $25.8 million at December 31, 2015.

First Guaranty also had junior subordinated debentures totaling $14.6 million at June 30, 2016 and December 31, 2015.

At June 30, 2016, First Guaranty had $220.6 million in Federal Home Loan Bank letters of credit outstanding obtained primarily for collateralizing public deposits.

Total Shareholders' Equity.

Total shareholders' equity increased to $127.4 million at June 30, 2016 from $118.2 million at December 31, 2015. The increase in shareholders' equity was principally the result of a $5.1 million increase in retained earnings and an increase of $4.1 million in accumulated other comprehensive income. The $5.1 million increase in retained earnings was due to net income of $7.6 million during the six month period ended June 30, 2016, partially offset by $2.4 million in cash dividends paid on our common stock.

Results of Operations for the Second Quarter and Six Months Ended June 30, 2016 and 2015

Performance Summary

Three months ended June 30, 2016 compared to the three months ended June 30, 2015. Net income for the three months ended June 30, 2016 was $4.4 million, an increase of $0.5 million, or 14.0%, from $3.9 million for the three months ended June 30, 2015. Net income available to common shareholders for the three months ended June 30, 2016 was $4.4 million which was an increase of $0.6 million from $3.8 million for the same period in 2015. The increase in net income for the three months ended June 30, 2016 as compared to the prior year period was primarily the result of increased noninterest income associated with gains on securities, partially offset by increased noninterest expense and provision for loan losses. Earnings per common share for the three months ended June 30, 2016 was $0.58 per common share, an increase of 7.4% or $0.04 per common share from $0.54 per common share for the three months ended June 30, 2015.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015. Net income for the six months ended June 30, 2016 was $7.5 million, an increase of $0.3 million, or 4.1%, from $7.3 million for the six months ended June 30, 2015. Net income available to common shareholders for the six months ended June 30, 2016 was $7.5 million which was an increase of $0.5 million from $7.1 million for the same period in 2015. The increase in net income for the six months ended June 30, 2016 was primarily the result of increased noninterest income associated with gains on securities, partially offset by increased noninterest expense and provision for loan losses. Earnings per common share for the six months ended June 30, 2016 was $0.99 per common share, a decrease of 2.9% or $0.03 per common share from $1.02 per common share for the six months ended June 30, 2015.

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

Three months ended June 30, 2016 compared to the three months ended June 30, 2015. Net interest income for the three months ended June 30, 2016 and 2015 was $12.2 million and $11.8 million, respectively. The increase in net interest income for the three months ended June 30, 2016 was primarily due to a decrease in the average balance of our total interest-bearing liabilities and an increase in the average yield of our total interest-earning assets partially offset by the increase in the average rate of our total interest-bearing liabilities. For the three months ended June 30, 2016, the average balance of our total interest-bearing liabilities decreased by $49.2 million to $1.1 billion, and the average yield of interest-earning assets increased by thirty-nine basis points to 4.14% from 3.75% for the three months ended June 30, 2015.  The average rate of our total interest-bearing liabilities increased by fifteen basis points to 0.91% for the three months ended June 30, 2016 compared to 0.76% for the three months ended June 30, 2015. As a result, our net interest rate spread increased twenty-four basis points to 3.23% for the three months ended June 30, 2016 from 2.99% for the three months ended June 30, 2015.  Our net interest margin also increased twenty-seven basis points to 3.43% for the three months ended June 30, 2016 from 3.16% for the three months ended June 30, 2015.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015. Net interest income for the six months ended June 30, 2016 and 2015 was $24.1 million and $23.7 million, respectively. The increase in net interest income for the six months ended June 30, 2016 was primarily due to a decrease in the average balance of our total interest-bearing liabilities and an increase in the average yield of our total interest-earning assets partially offset by the increase in the average rate of our total interest-bearing liabilities. For the six months ended June 30, 2016, the average balance of our total interest-bearing liabilities decreased by $45.4 million to $1.1 billion, and the average yield of interest-earning assets increased by thirty basis points to 4.08% from 3.78% for the six months ended June 30, 2015.  The average rate of our total interest-bearing liabilities increased by fifteen basis points to 0.91% for the six months ended June 30, 2016 compared to 0.76% for the six months ended June 30, 2015. As a result, our net interest rate spread increased fifteen basis points to 3.17% for the six months ended June 30, 2016 from 3.02% for the six months ended June 30, 2015.  Our net interest margin also increased nineteen basis points to 3.37% for the six months ended June 30, 2016 from 3.18% for the six months ended June 30, 2015.

Interest Income

Three months ended June 30, 2016 compared to the three months ended June 30, 2015. Interest income increased $0.7 million, or 5.3%, to $14.7 million for the three months ended June 30, 2016.  The increase in interest income resulted primarily from an increase in the average yield of interest-earning assets by thirty-nine basis points to 4.14% for the three months ended June 30, 2016 compared to 3.75% for the three months ended June 30, 2015. This increase was partially offset by a $66.0 million decrease of the average balance of our interest-earnings assets to $1.4 billion for the three months ended June 30, 2016 as compared to the prior year period.

Interest income on securities decreased $0.2 million, or 4.8%, to $3.4 million for the three months ended June 30, 2016 primarily as a result of a decrease in the average balance of securities. The average balance of securities decreased $120.5 million to $551.6 million for the three months ended June 30, 2016 from $672.1 million for the three months ended June 30, 2015 due to a decrease in the average balance of our agency securities. The average yield on securities increased by thirty-five basis points to 2.50% for the three months ended June 30, 2016 from 2.15% for the three months ended June 30, 2015.

Interest income on loans increased $0.9 million, or 8.8%, to $11.3 million for the three months ended June 30, 2016 as a result of an increase in the average balance of loans. The average balance of loans increased by $66.2 million to $861.2 million for the three months ended June 30, 2016 from $795.0 million for the three months ended June 30, 2015 as a result of new loan originations, the majority of which were one-to-four family residential loans, the origination of commercial leases, commercial real estate loans and commercial and industrial loans. The average yield on loans increased by four basis points to 5.28% for the three months ended June 30, 2016 from 5.24% for the three months ended June 30, 2015.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015. Interest income increased $1.1 million, or 3.7%, to $29.2 million for the six months ended June 30, 2016.  The increase in interest income resulted primarily from an increase in the average yield of interest-earning assets by thirty basis points to 4.08% for the six months ended June 30, 2016 compared to 3.78% for the six months ended June 30, 2015. This increase was partially offset by a $64.7 million decrease of the average balance of our interest-earnings assets to $1.4 billion for the six months ended June 30, 2016 as compared to the prior year period.

Interest income on securities increased $73,000, or 1.1%, to $7.0 million for the six months ended June 30, 2016 primarily as a result of an increase in the average yield on securities. The average yield on securities increased by fourty-two basis points to 2.50% for the six months ended June 30, 2016 from 2.08% for the six months ended June 30, 2015.  The average balance of securities decreased $107.9 million to $564.0 million for the six months ended June 30, 2016 from $672.0 million for the six months ended June 30, 2015 due to a decrease in the average balance of our agency securities.

Interest income on loans increased $1.0 million, or 4.6%, to $22.1 million for the six months ended June 30, 2016 as a result of an increase in the average balance of loans. The average balance of loans increased by $52.5 million to $848.6 million for the six months ended June 30, 2016 from $796.1 million for the six months ended June 30, 2015 as a result of new loan originations, the majority of which were one-to-four family residential loans, the origination of commercial leases, commercial real estate loans and commercial and industrial loans. The average yield on loans decreased by eleven basis points to 5.24% for the six months ended June 30, 2016 from 5.35% for the six months ended June 30, 2015.

Interest Expense

Three months ended June 30, 2016 compared to the three months ended June 30, 2015. Interest expense increased $0.3 million, or 15.0%, to $2.5 million for the three months ended June 30, 2016 from $2.2 million for the three months ended June 30, 2015 due to increases in the average rate on deposits offset by the decrease of the average balance of deposits. Interest expense also increased due to the origination of a senior secured loan and the junior subordinated debt used to redeem the SBLF preferred stock at the end of 2015. The increase in interest expense due to these borrowings was $0.3 million for the second quarter of 2016.  The average rate of time deposits decreased by four basis points during the three months ended June 30, 2016 to 1.06%, reflecting downward repricing of our time deposits in the continued low interest rate environment. The decrease was offset by an increase in the average rate of interest-bearing demand deposits of twenty-eight basis points during the three months ended June 30, 2016 to 0.61%. The average balance of interest-bearing deposits decreased by $83.5 million during the three months ended June 30, 2016 to $1.1 billion as a result of a $94.4 million decrease in the average balance of time deposits and interest-bearing demand deposits that was partially offset by $10.9 million increase in the average balance savings deposits.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015. Interest expense increased $0.7 million, or 15.2%, to $5.1 million for the six months ended June 30, 2016 from $4.4 million for the six months ended June 30, 2015 due to increases in the average rate on deposits offset by the decrease of the average balance of deposits. Interest expense also increased due to the origination of a senior secured loan and the junior subordinated debt used to redeem the SBLF preferred stock at the end of 2015. The increase in interest expense due to these borrowings was $0.7 million for the first six months of 2016. The average rate of time deposits decreased by five basis points during the six months ended June 30, 2016 to 1.06%, reflecting downward repricing of our time deposits in the continued low interest rate environment. The decrease was offset by an increase in the average rate of interest-bearing demand deposits of twenty-six basis points during the six months ended June 30, 2016 to 0.59%. The average balance of interest-bearing deposits decreased by $81.2 million during the six months ended June 30, 2016 to $1.1 billion as a result of a $91.3 million decrease in the average balance of time deposits and interest-bearing demand deposits that was partially offset by $10.1 million increase in the average balance savings deposits.

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

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
(in thousands except for %)	Average Balance	Interest	Yield/Rate (5)	Average Balance	Interest	Yield/Rate (5)
Assets
Interest-earning assets:
Interest-earning deposits with banks	$19,146	$14	0.29%	$30,805	$21	0.27%
Securities (including FHLB stock)	551,601	3,427	2.50%	672,093	3,598	2.15%
Federal funds sold	246	-	-%	364	-	-%
Loans held for sale	-	-	-%	-	-	-%
Loans, net of unearned income	861,237	11,306	5.28%	794,999	10,391	5.24%
Total interest-earning assets	1,432,230	$14,747	4.14%	1,498,261	$14,010	3.75%

Noninterest-earning assets:
Cash and due from banks	7,731			5,044
Premises and equipment, net	21,798			19,869
Other assets	3,678			5,723
Total Assets	$1,465,437			$1,528,897

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$413,524	$627	0.61%	$422,407	$346	0.33%
Savings deposits	87,501	17	0.08%	76,563	9	0.05%
Time deposits	569,347	1,507	1.06%	654,863	1,798	1.10%
Borrowings	40,284	365	3.64%	6,065	35	2.31%
Total interest-bearing liabilities	1,110,656	$2,516	0.91%	1,159,898	$2,188	0.76%

Noninterest-bearing liabilities:
Demand deposits	225,263			215,467
Other	4,369			6,316
Total Liabilities	1,340,288			1,381,681

Shareholders' equity	125,149			147,216
Total Liabilities and Shareholders' Equity	$1,465,437			$1,528,897
Net interest income		$12,231			$11,822

Net interest rate spread (1)			3.23%			2.99%
Net interest-earning assets (2)	$321,574			$338,363
Net interest margin (3), (4)			3.43%			3.16%

Average interest-earning assets to interest-bearing liabilities			128.95%			129.17%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	The tax adjusted net interest margin was 3.47% and 3.20% for the above periods ended June 30, 2016 and 2015 respectively. A 35% tax rate was used to calculate the effect on securities income from tax exempt securities.
(5)	Annualized.

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
(in thousands except for %)	Average Balance	Interest	Yield/Rate (5)	Average Balance	Interest	Yield/Rate (5)
Assets
Interest-earning assets:
Interest-earning deposits with banks	$24,242	$44	0.36%	$33,510	$42	0.25%
Securities (including FHLB stock)	564,012	7,015	2.50%	671,957	6,943	2.08%
Federal funds sold	247	-	-%	301	-	-%
Loans held for sale	-	-	-%	-	-	-%
Loans, net of unearned income	848,594	22,107	5.24%	796,063	21,129	5.35%
Total interest-earning assets	1,437,095	$29,167	4.08%	1,501,831	$28,114	3.78%

Noninterest-earning assets:
Cash and due from banks	7,865			6,816
Premises and equipment, net	22,019			19,575
Other assets	4,236			5,921
Total Assets	$1,471,215			$1,534,143

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$419,404	$1,241	0.59%	$431,446	$704	0.33%
Savings deposits	85,921	35	0.08%	75,805	17	0.05%
Time deposits	580,664	3,071	1.06%	659,964	3,641	1.11%
Borrowings	40,961	757	3.72%	5,119	70	2.74%
Total interest-bearing liabilities	1,126,950	$5,104	0.91%	1,172,334	$4,432	0.76%

Noninterest-bearing liabilities:
Demand deposits	217,113			210,613
Other	3,979			5,763
Total Liabilities	1,348,042			1,388,710

Shareholders' equity	123,173			145,433
Total Liabilities and Shareholders' Equity	$1,471,215			$1,534,143
Net interest income		$24,063			$23,682

Net interest rate spread (1)			3.17%			3.02%
Net interest-earning assets (2)	$310,145			$329,497
Net interest margin (3), (4)			3.37%			3.18%

Average interest-earning assets to interest-bearing liabilities			127.52%			128.11%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	The tax adjusted net interest margin was 3.40% and 3.21% for the above periods ended June 30, 2016 and 2015 respectively. A 35% tax rate was used to calculate the effect on securities income from tax exempt securities.
(5)	Annualized.

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

For the three months ended June 30, 2016, the provision for loan losses was $0.9 million compared to $0.4 million for the same period in 2015. The allowance for loan losses at June 30, 2016 was $9.9 million and was 1.10% of total loans.  The increase in the provision was principally due to growth in loans and to account for specific charge-offs concentrated in the loan relationships described earlier.

We recorded a $1.7 million provision for loan losses for the six months ended June 30, 2016 compared to $1.0 million for the same period in 2015. The increase in the provision was principally due to growth in loans and to account for specific charge-offs concentrated in the loan relationships described earlier.

We believe that the allowance is adequate to cover potential losses in the loan portfolio given the current economic conditions, and current expected net charge-offs and non-performing asset levels.

Noninterest Income.

Our primary sources of recurring noninterest income are customer service fees, ATM and debit card fees, loan fees, gains on the sales of loans and available-for-sale securities and other service fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.

Noninterest income totaled $3.6 million for the three months ended June 30, 2016, an increase of $1.5 million from $2.1 million for the three months ended June 30, 2015.  The increase was primarily due to higher gains on securities sales.  Net securities gains were $2.2 million for the three months ended June 30, 2016 as compared to $0.6 million for the same period in 2015. The gains on securities sales occurred as First Guaranty sold investment securities in order to fund loan growth. We also continued to have gains from bonds that were called and paid off before their contractual maturity. Service charges, commissions and fees totaled $0.6 million for the three months ended June 30, 2016 and $0.7 million for the same period in 2015.  ATM and debit card fees totaled $0.5 million for the three months ended June 30, 2016 and 2015. Other noninterest income totaled $0.3 million for the three months ended June 30, 2016 and 2015.

Noninterest income totaled $5.5 million for the six months ended June 30, 2016, an increase of $1.6 million from $3.9 million for the six months ended June 30, 2015.  The increase was primarily due to higher gains on securities sales.  Net securities gains were $2.6 million for the six months ended June 30, 2016 as compared to $0.9 million for the same period in 2015.  The gains on securities sales occurred as First Guaranty sold investment securities in order to fund loan growth. We also continued to have gains from bonds that were called and paid off before their contractual maturity. Service charges, commissions and fees totaled $1.3 million for the six months ended June 30, 2016 and 2015.  ATM and debit card fees totaled $0.9 million for the six months ended June 30, 2016 and 2015. Other noninterest income totaled $0.7 million for the six months ended June 30, 2016 and 2015.

Noninterest Expense.

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense and other types of expenses.  Noninterest expense totaled $8.3 million for the three months ended June 30, 2016 and $7.7 million for the three months ended June 30, 2015. Salaries and benefits expense totaled $4.1 million for the three months ended June 30, 2016 and $3.9 million for the three months ended June 30, 2015. Occupancy and equipment expense totaled $1.0 million for both the three months ended June 30, 2016 and 2015. Other noninterest expense totaled $3.2 million for the three months ended June 30, 2016, an increase of $0.3 million when compared to $2.9 million for the same period in 2015. The largest increase in noninterest expense occurred due to increased software expense and amortization.

Noninterest expense totaled $16.4 million for the six months ended June 30, 2016 and $15.6 million for the six months ended June 30, 2015. Salaries and benefits expense totaled $8.2 million for the six months ended June 30, 2016 and $7.9 million for the six months ended June 30, 2015. Occupancy and equipment expense totaled $2.0 million for both the six months ended June 30, 2016 and 2015. Other noninterest expense totaled $6.2 million for the six months ended June 30, 2016, an increase of $0.5 million when compared to $5.7 million for the same period in 2015. The largest increase in noninterest expense occurred due to increased legal and professional fees.

The following table presents, for the periods indicated, the major categories of other noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Other noninterest expense:
Legal and professional fees	$545	$459	$1,075	$790
Data processing	324	284	648	616
ATM fees	274	275	523	529
Marketing and public relations	237	202	482	369
Taxes - sales, capital, and franchise	248	194	434	365
Operating supplies	114	109	234	202
Software expense and amortization	224	155	423	279
Travel and lodging	202	214	356	410
Telephone	52	48	96	95
Amortization of core deposits	80	80	160	160
Donations	106	75	195	170
Net costs from other real estate and repossessions	103	147	199	290
Regulatory assessment	280	271	557	540
Other	385	363	821	924
Total other noninterest expense	$3,174	$2,876	$6,203	$5,739

Income Taxes.

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other non-deductible expenses. The provision for income taxes for the three months ended June 30, 2016 and 2015 was $2.3 million and $2.0 million, respectively.  The provision for income taxes increased due to the increase in income before taxes. First Guaranty’s statutory tax rate was 35.0% for the three months ended June 30, 2016, which was unchanged from the second quarter of 2015.

The provision for income taxes for the six months ended June 30, 2016 and 2015 was $3.8 million and $3.7 million, respectively. The provision for income taxes increased due to the increase in income before taxes. Our statutory tax rate was 35.0% for the six months ended June 30, 2016 and June 30, 2015.

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

Loans maturing within one year or less at June 30, 2016 totaled $150.9 million. At June 30, 2016, time deposits maturing within one year or less totaled $378.3 million. First Guaranty’s held-to-maturity ("HTM") portfolio at June 30, 2016 was $107.4 million or 20.9% of the investment portfolio compared to $169.8 million or 31.1% at December 31, 2015. The securities in the HTM portfolio are used to collateralize public funds deposits and may also be used to secure borrowings with the Federal Home Loan Bank or Federal Reserve Bank. The agency securities in the HTM portfolio have maturities of 10 years or less. The mortgage backed securities have stated final maturities of 15 to 20 years at June 30, 2016. The HTM portfolio had a forecasted weighted average life of approximately 3.64 years based on current interest rates. Management regularly monitors the size and composition of the HTM portfolio to evaluate its effect on First Guaranty’s liquidity. First Guaranty’s available-for-sale ("AFS") portfolio was $407.8 million or 79.1% of the investment portfolio as of June 30, 2016. The majority of the AFS portfolio was comprised of  U.S. Government Agencies, municipal bonds and investment grade corporate bonds. Management believes these securities are readily marketable and enhance First Guaranty’s liquidity.

First Guaranty maintained a net borrowing capacity at the Federal Home Loan Bank totaling $83.3 million and $116.7 million at June 30, 2016 and December 31, 2015, respectively. First Guaranty also has a discount window line with the Federal Reserve Bank. We also maintain federal funds lines of credit at various correspondent banks with borrowing capacity of $70.5 million and a revolving line of credit for $2.5 million with an availability of $2.5 million as of June 30, 2016. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources.

First Guaranty's capital position is reflected in shareholders’ equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total shareholders’ equity increased to $127.4 million at June 30, 2016 from $118.2 million at December 31, 2015. The increase in total shareholders’ equity was principally the result of an increase in retained earnings of $5.1 million and a $4.1 million increase in the balance of accumulated other comprehensive income from a $0.9 million loss at December 31, 2015 to a $3.2 million gain at June 30, 2016.  The $5.1 million increase in retained earnings was due to net income of $7.6 million during the six month period ended June 30, 2016, partially offset by $2.4 million in cash dividends paid on our common stock.

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

In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements.  As of June 30, 2016, the Bank's capital conservation buffer was 5.56% exceeding the minimum of 0.625% for 2016.  As of June 30, 2016, the Company's capital conservation buffer was 4.91% exceeding the minimum of 0.625% for 2016.

At June 30, 2016, we satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.

	"Well Capitalized Minimums"	As of June 30, 2016	As of December 31, 2015
Tier 1 Leverage Ratio
Consolidated	5.00%	8.33%	8.17%
Bank	5.00%	9.66%	9.74%

Tier 1 Risk-based Capital Ratio
Consolidated	8.00%	10.91%	10.85%
Bank	8.00%	12.67%	12.98%

Total Risk-based Capital Ratio
Consolidated	10.00%	13.14%	13.13%
Bank	10.00%	13.56%	13.86%

Common Equity Tier One Capital Ratio
Consolidated	6.50%	10.91%	10.85%
Bank	6.50%	12.67%	12.98%

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

The following interest sensitivity analysis is one measurement of interest rate risk. This analysis reflects the contractual maturity characteristics of assets and liabilities over various time periods. This analysis does not factor in prepayments or interest rate floors on loans which may significantly change the report. This table includes nonaccrual loans in their respective maturity periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at June 30, 2016 illustrated below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

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

	June 30, 2016
	Interest Sensitivity Within
(in thousands except for %)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$385,597	$50,904	$436,501	$460,006	$896,507
Securities (including FHLB stock)	53,438	5,784	59,222	457,350	516,572
Federal Funds Sold	274	-	274	-	274
Other earning assets	9,270	-	9,270	-	9,270
Total earning assets	$448,579	$56,688	$505,267	$917,356	$1,422,623

Source of Funds:
Interest-bearing accounts:
Demand deposits	$423,772	$-	$423,772	$-	$423,772
Savings deposits	88,491	-	88,491	-	88,491
Time deposits	188,052	190,265	378,317	176,500	554,817
Short-term borrowings	9,000	-	9,000	-	9,000
Senior long-term debt	23,722	555	24,277	-	24,277
Junior subordinated debt	-	-	-	14,613	14,613
Noninterest-bearing, net	-	-	-	307,653	307,653
Total source of funds	$733,037	$190,820	$923,857	$498,766	$1,422,623

Period gap	$(284,458)	$(134,132)	$(418,590)	$418,590
Cumulative gap	$(284,458)	$(418,590)	$(418,590)	$-

Cumulative gap as a percent of earning assets	-20.0%	-29.4%	-29.4%

Net interest income at risk measures the risk of a decline in earnings due to changes in interest rates. The first table below presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in the yield curve over a 12-month horizon at June 30, 2016. Shifts are measured in 100 basis point increments (+400 through -100 basis points) from base case. We don’t present shifts less than 100 basis points because of the current low interest rate environment. The base case scenario encompasses key assumptions for asset/liability mix, loan and deposit growth, pricing, prepayment speeds, deposit decay rates, securities portfolio cash flows and reinvestment strategy and the market value of certain assets under the various interest rate scenarios. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous shocks are performed against that yield curve. The second table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from a gradual shift in the yield curve over a 12 month horizon.

Instantaneous Changes in Interest Rates (In Basis Points)	Percent Change In Net Interest Income
+400	(21.94%)
+300	(12.74%)
+200	(7.09%)
+100	(2.64%)
Base	-%
-100	(2.49%)

Gradual Change in Interest Rates (In Basis Points)	Percent Change In Net Interest Income
+400	(4.61%)
+300	(2.62%)
+200	(1.27%)
+100	(0.38%)
Base	-%
-100	(0.20%)

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

At June 30, 2016, First Guaranty is subject to various legal proceedings in the normal course of business and otherwise. It is our belief that the ultimate resolution of such claims will not have a material adverse effect on First Guaranty's financial position or results of operations.

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

FIRST GUARANTY BANCSHARES, INC.

Date: August 15, 2016	By: /s/ Alton B. Lewis
Alton B. Lewis
Principal Executive Officer

Date: August 15, 2016	By: /s/ Eric J. Dosch
Eric J. Dosch
Principal Financial Officer
Secretary and Treasurer