Form 10-Q
period 2016-09-30
First Guaranty Bancshares, Inc.
filed 2016-11-14
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2016
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
Yes ☐No ☒

As of November 10, 2016 the registrant had 7,609,194 shares of $1 par value common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents:
Cash and due from banks	$23,528	$36,690
Federal funds sold	285	582
Cash and cash equivalents	23,813	37,272

Interest-earning time deposits with banks	-	997

Investment securities:
Available for sale, at fair value	382,711	376,369
Held to maturity, at cost (estimated fair value of $93,858 and $168,148 respectively)	92,396	169,752
Investment securities	475,107	546,121

Federal Home Loan Bank stock, at cost	1,609	935

Loans, net of unearned income	910,745	841,583
Less: allowance for loan losses	10,251	9,415
Net loans	900,494	832,168

Premises and equipment, net	22,572	22,019
Goodwill	1,999	1,999
Intangible assets, net	1,139	1,394
Other real estate, net	781	1,577
Accrued interest receivable	6,388	6,015
Other assets	6,598	9,256
Total Assets	$1,440,500	$1,459,753

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$231,210	$213,203
Interest-bearing demand	398,296	409,209
Savings	93,749	81,448
Time	533,716	592,010
Total deposits	1,256,971	1,295,870

Short-term borrowings	9,500	1,800
Accrued interest payable	2,103	1,707
Senior long-term debt	23,504	25,824
Junior subordinated debentures	14,622	14,597
Other liabilities	4,653	1,731
Total Liabilities	1,311,353	1,341,529

Shareholders' Equity
Common stock:[1]
$1 par value - authorized 100,600,000 shares; issued 7,609,194 shares	7,609	7,609
Surplus	61,584	61,584
Retained earnings	57,210	49,932
Accumulated other comprehensive income (loss)	2,744	(901)
Total Shareholders' Equity	129,147	118,224
Total Liabilities and Shareholders' Equity	$1,440,500	$1,459,753

See Notes to Consolidated Financial Statements
[1] All share amounts have been restated to reflect the ten percent stock dividend paid December 17, 2015 to shareholders of record as of December 10, 2015.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2016	2015	2016	2015
Interest Income:
Loans (including fees)	$11,642	$10,551	$33,749	$31,680
Deposits with other banks	11	14	55	56
Securities (including FHLB stock)	2,998	3,312	10,013	10,256
Total Interest Income	14,651	13,877	43,817	41,992

Interest Expense:
Demand deposits	662	348	1,902	1,052
Savings deposits	19	9	54	26
Time deposits	1,470	1,727	4,541	5,369
Borrowings	369	35	1,126	104
Total Interest Expense	2,520	2,119	7,623	6,551

Net Interest Income	12,131	11,758	36,194	35,441
Less: Provision for loan losses	1,242	1,868	2,978	2,878
Net Interest Income after Provision for Loan Losses	10,889	9,890	33,216	32,563

Noninterest Income:
Service charges, commissions and fees	573	717	1,839	2,045
ATM and debit card fees	451	441	1,366	1,328
Net gains on securities	1,171	2,233	3,756	3,172
Net gain on sale of loans	6	-	9	4
Other	350	320	1,056	1,022
Total Noninterest Income	2,551	3,711	8,026	7,571

Noninterest Expense:
Salaries and employee benefits	4,170	3,841	12,411	11,747
Occupancy and equipment expense	1,125	951	3,096	2,920
Other	3,003	2,976	9,207	8,716
Total Noninterest Expense	8,298	7,768	24,714	23,383

Income Before Income Taxes	5,142	5,833	16,528	16,751
Less: Provision for income taxes	1,763	1,951	5,597	5,614
Net Income	3,379	3,882	10,931	11,137
Preferred Stock Dividends	-	(99)	-	(296)
Income Available to Common Shareholders	$3,379	$3,783	$10,931	$10,841

Per Common Share:[1]
Earnings	$0.44	$0.55	$1.44	$1.57
Cash dividends paid	$0.16	$0.15	$0.48	$0.45

Weighted Average Common Shares Outstanding	7,609,194	6,920,022	7,609,194	6,920,022

See Notes to Consolidated Financial Statements
[1] All share amounts have been restated to reflect the ten percent stock dividend paid December 17, 2015 to shareholders of record as of December 10, 2015.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Net Income	$3,379	$3,882	$10,931	$11,137
Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains (losses) arising during the period	522	1,927	9,278	4,567
Reclassification adjustments for gains included in net income	(1,171)	(2,233)	(3,756)	(3,172)
Change in unrealized gains (losses) on securities	(649)	(306)	5,522	1,395
Tax impact	221	104	(1,877)	(474)
Other comprehensive income (loss)	(428)	(202)	3,645	921
Comprehensive Income	$2,951	$3,680	$14,576	$12,058

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

	Series C					Accumulated
	Preferred	Common				Other
	Stock	Stock		Treasury	Retained	Comprehensive
	$1,000 Par	$1 Par	Surplus	Stock	Earnings	Income/(Loss)	Total
(in thousands, except per share data)
Balance December 31, 2014	$39,435	$6,923	$51,646	$(54)	$41,392	$241	$139,583
Net income	-	-	-	-	11,137	-	11,137
Reclassification of treasury stock under the LBCA (1)	-	(3)	-	54	(51)	-	-
Other comprehensive income	-	-	-	-	-	921	921
Cash dividends on common stock ($0.45 per share) (2)	-	-	-	-	(3,020)	-	(3,020)
Preferred stock dividend	-	-	-	-	(296)	-	(296)
Balance September 30, 2015 (unaudited)	$39,435	$6,920	$51,646	$-	$49,162	$1,162	$148,325

Balance December 31, 2015	$-	$7,609	$61,584	$-	$49,932	$(901)	$118,224
Net income	-	-	-	-	10,931	-	10,931
Other comprehensive income	-	-	-	-	-	3,645	3,645
Cash dividends on common stock ($0.48 per share)	-	-	-	-	(3,653)	-	(3,653)
Balance September 30, 2016 (unaudited)	$-	$7,609	$61,584	$-	$57,210	$2,744	$129,147

See Notes to Consolidated Financial Statements

(1) Effective January 1, 2015, companies incorporated under Louisiana law became subject to the Louisiana Business Corporation Act (which replaced the Louisiana Business Corporation Law). Provisions of the Louisiana Business Corporation Act eliminate the concept of treasury stock and provide that shares reacquired by a company are to be treated as authorized but unissued shares. As a result of this change in law, shares previously classified as treasury stock were reclassified as a reduction to issued shares of common stock in the consolidated financial statements as of September 30, 2015, reducing the stated value of common stock and retained earnings.
(2) All share amounts have been restated to reflect the ten percent stock dividend paid December 17, 2015 to shareholders of record as of December 10, 2015.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in thousands)	2016	2015
Cash Flows From Operating Activities
Net income	$10,931	$11,137
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,978	2,878
Depreciation and amortization	1,625	1,515
Amortization/Accretion of investments	1,665	1,590
Gain on sale/call of securities	(3,756)	(3,172)
Gain on sale of assets	(72)	(6)
Repossed asset write downs, gains and losses on dispositions	163	169
FHLB stock dividends	(3)	(3)
Change in other assets and liabilities, net	3,648	(3,466)
Net Cash Provided By Operating Activities	17,179	10,642

Cash Flows From Investing Activities
Proceeds from maturities, calls and sales of certificates of deposit	1,001	8,500
Proceeds from maturities and calls of HTM securities	76,946	10,466
Proceeds from maturities, calls and sales of AFS securities	892,005	603,522
Funds Invested in HTM securities	-	(33,431)
Funds Invested in AFS securities	(890,330)	(452,235)
Proceeds from sale/redemption of Federal Home Loan Bank stock	-	3,554
Funds invested in Federal Home Loan Bank stock	(671)	(2,845)
Net increase in loans	(71,385)	(69,321)
Purchase of premises and equipment	(2,724)	(2,745)
Proceeds from sales of premises and equipment	983	4
Proceeds from sales of other real estate owned	714	429
Net Cash Provided By Investing Activities	6,539	65,898

Cash Flows From Financing Activities
Net decrease in deposits	(38,899)	(99,700)
Net increase in federal funds purchased and short-term borrowings	7,700	-
Repayment of long-term borrowings	(2,325)	(450)
Dividends paid	(3,653)	(3,316)
Net Cash Used In Financing Activities	(37,177)	(103,466)

Net Decrease In Cash and Cash Equivalents	(13,459)	(26,926)
Cash and Cash Equivalents at the Beginning of the Period	37,272	44,575
Cash and Cash Equivalents at the End of the Period	$23,813	$17,649

Noncash Activities:
Loans transferred to foreclosed assets	$81	$738

Cash Paid During The Period:
Interest on deposits and borrowed funds	$7,227	$6,597
Income taxes	$3,000	$6,500

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations at September 30, 2016 and for the three and nine month periods ended September 30, 2016 and 2015 are not necessarily indicative of the results expected for the full year or any other interim period. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are susceptible to significant change in the near term are the allowance for loan losses, valuation of goodwill, intangible assets and other purchase accounting adjustments.

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

Note 3. Securities

A summary comparison of securities by type at September 30, 2016 and December 31, 2015 is shown below.

	September 30, 2016				December 31, 2015
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S Treasuries	$34,999	$-	$(1)	$34,998	$29,999	$-	$-	$29,999
U.S. Government Agencies	183,155	425	(49)	183,531	165,364	-	(1,553)	163,811
Corporate debt securities	110,280	3,547	(561)	113,266	105,680	2,259	(2,803)	105,136
Mutual funds or other equity securities	580	9	-	589	580	2	-	582
Municipal bonds	18,640	374	-	19,014	47,339	899	(5)	48,233
Mortgage-backed securities	30,900	413	-	31,313	28,891	-	(283)	28,608
Total available-for-sale securities	$378,554	$4,768	$(611)	$382,711	$377,853	$3,160	$(4,644)	$376,369

Held-to-maturity:
U.S. Government Agencies	$9,990	$7	$-	$9,997	$77,343	$-	$(721)	$76,622
Mortgage-backed securities	82,406	1,455	-	83,861	92,409	9	(892)	91,526
Total held-to-maturity securities	$92,396	$1,462	$-	$93,858	$169,752	$9	$(1,613)	$168,148

The scheduled maturities of securities at September 30, 2016, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to call or prepayments. Mortgage-backed securities are not due at a single maturity because of amortization and potential prepayment of the underlying mortgages. For this reason they are presented separately in the maturity table below.

	September 30, 2016
(in thousands)	Amortized Cost	Fair Value
Available For Sale:
Due in one year or less	$43,132	$43,234
Due after one year through five years	85,066	86,684
Due after five years through 10 years	192,788	194,440
Over 10 years	26,668	27,040
Subtotal	347,654	351,398
Mortgage-backed Securities	30,900	31,313
Total available-for-sale securities	$378,554	$382,711

Held to Maturity:
Due in one year or less	$-	$-
Due after one year through five years	9,990	9,997
Due after five years through 10 years	-	-
Over 10 years	-	-
Subtotal	9,990	9,997
Mortgage-backed Securities	82,406	83,861
Total held to maturity securities	$92,396	$93,858

At September 30, 2016 $363.7 million of First Guaranty's securities were pledged to secure public fund deposits and borrowings. The pledged securities had a market value of $365.2 million as of September 30, 2016.

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at September 30, 2016.

				At September 30, 2016
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	4	$29,999	$(1)	-	$-	$-	4	$29,999	$(1)
U.S. Government agencies	16	51,943	(49)	-	-	-	16	51,943	(49)
Corporate debt securities	10	3,169	(27)	33	7,246	(534)	43	10,415	(561)
Mutual funds or other equity securities	-	-	-	-	-	-	-	-	-
Municipal bonds	-	-	-	-	-	-	-	-	-
Mortgage-backed securities	-	-	-	-	-	-	-	-	-
Total available-for-sale securities	30	$85,111	$(77)	33	$7,246	$(534)	63	$92,357	$(611)

Held to maturity:
U.S. Government agencies	-	-	-	-	-	-	-	-	-
Mortgage-backed securities	-	-	-	-	-	-	-	-	-
Total held to maturity	-	$-	$-	-	$-	$-	-	$-	$-

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

As of September 30, 2016, 63 of First Guaranty's debt securities had unrealized losses totaling 0.7% of the individual securities' amortized cost basis and 0.1% of First Guaranty's total amortized cost basis of the investment securities portfolio. 33 of the 63 securities had been in a continuous loss position for over 12 months at such date. The 33 securities had an aggregate amortized cost basis of $7.8 million and an unrealized loss of $0.5 million at September 30, 2016. Management has the intent and ability to hold these debt securities until maturity or until anticipated recovery.

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

The following table presents a roll-forward of the amount of credit losses on debt securities held by First Guaranty for which a portion of OTTI was recognized in other comprehensive income for the quarter ending September 30, 2016:

(in thousands)
Beginning balance of credit losses at December 31, 2015	$175
Other-than-temporary impairment credit losses on securities not previously OTTI	-
Increases for additional credit losses on securities previously determined to be OTTI	-
Reduction for increases in cash flows	-
Reduction due to credit impaired securities sold or fully settled	(175)
Ending balance of cumulative credit losses recognized in earnings at September 30, 2016	$-

In the first nine months of 2016 there were no other-than-temporary impairment credit losses on securities for which we had previously recognized OTTI. For securities that have indications of credit related impairment, management analyzes future expected cash flows to determine if any credit related impairment is evident. Estimated cash flows are determined using management's best estimate of future cash flows based on specific assumptions. The assumptions used to determine the cash flows were based on estimates of loss severity and credit default probabilities. Management reviews reports from credit rating agencies and public filings of issuers.

The total non-credit related other-than-temporary impairment losses included in other comprehensive income was $0.1 million at September 30, 2016.

At September 30, 2016, First Guaranty's exposure to bond issuers that exceeded 10% of shareholders’ equity is below:

	At September 30, 2016
(in thousands)	Amortized Cost	Fair Value
U.S. Government Treasuries (U.S.)	34,999	34,998
Federal Home Loan Bank (FHLB)	54,347	54,488
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	49,177	49,871
Federal National Mortgage Association (Fannie Mae-FNMA)	113,764	114,928
Federal Farm Credit Bank (FFCB)	89,163	89,415
Total	$341,450	$343,700

Note 4. Loans

The following table summarizes the components of First Guaranty's loan portfolio as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$78,659	8.6%	$56,132	6.6%
Farmland	21,561	2.4%	17,672	2.1%
1- 4 Family	139,651	15.3%	129,610	15.4%
Multifamily	12,585	1.4%	12,629	1.5%
Non-farm non-residential	366,400	40.1%	323,363	38.3%
Total Real Estate	618,856	67.8%	539,406	63.9%
Non-Real Estate:
Agricultural	29,866	3.3%	25,838	3.1%
Commercial and industrial	206,630	22.6%	224,201	26.6%
Consumer and other	57,393	6.3%	54,163	6.4%
Total Non-Real Estate	293,889	32.2%	304,202	36.1%
Total loans before unearned income	912,745	100.0%	843,608	100.0%
Unearned income	(2,000)		(2,025)
Total loans net of unearned income	$910,745		$841,583

The following table summarizes fixed and floating rate loans by contractual maturity, excluding nonaccrual loans, as of September 30, 2016 and December 31, 2015 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	September 30, 2016			December 31, 2015
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$105,777	$54,991	$160,768	$86,975	$48,111	$135,086
More Than One to five years	324,484	215,595	540,079	315,685	246,374	562,059
More Than Five to 15 years	89,666	43,445	133,111	49,197	31,456	80,653
Over 15 years	50,108	7,590	57,698	36,438	9,333	45,771
Subtotal	$570,035	$321,621	891,656	$488,295	$335,274	823,569
Nonaccrual loans			21,089			20,039
Total loans before unearned income			912,745			843,608
Unearned income			(2,000)			(2,025)
Total loans net of unearned income			$910,745			$841,583

As of September 30, 2016 $144.0 million of floating rate loans were at their interest rate floor. At December 31, 2015 $132.9 million of floating rate loans were at the floor rate. Nonaccrual loans have been excluded from these totals.

The following tables present the age analysis of past due loans at September 30, 2016 and December 31, 2015:

	As of September 30, 2016
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$481	$551	$1,032	$77,627	$78,659	$-
Farmland	-	108	108	21,453	21,561	-
1 - 4 family	677	3,267	3,944	135,707	139,651	688
Multifamily	-	5,097	5,097	7,488	12,585	-
Non-farm non-residential	2,124	1,526	3,650	362,750	366,400	-
Total Real Estate	3,282	10,549	13,831	605,025	618,856	688
Non-Real Estate:
Agricultural	12	2,393	2,405	27,461	29,866	-
Commercial and industrial	532	7,790	8,322	198,308	206,630	-
Consumer and other	86	1,045	1,131	56,262	57,393	-
Total Non-Real Estate	630	11,228	11,858	282,031	293,889	-
Total loans before unearned income	$3,912	$21,777	$25,689	$887,056	$912,745	$688
Unearned income					(2,000)
Total loans net of unearned income					$910,745

	As of December 31, 2015
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$12	$558	$570	$55,562	$56,132	$-
Farmland	-	136	136	17,536	17,672	19
1 - 4 family	2,546	4,929	7,475	122,135	129,610	391
Multifamily	-	9,045	9,045	3,584	12,629	-
Non-farm non-residential	1,994	2,934	4,928	318,435	323,363	-
Total Real Estate	4,552	17,602	22,154	517,252	539,406	410
Non-Real Estate:
Agricultural	2,346	2,628	4,974	20,864	25,838	-
Commercial and industrial	314	48	362	223,839	224,201	-
Consumer and other	965	171	1,136	53,027	54,163	-
Total Non-Real Estate	3,625	2,847	6,472	297,730	304,202	-
Total loans before unearned income	$8,177	$20,449	$28,626	$814,982	$843,608	$410
Unearned income					(2,025)
Total loans net of unearned income					$841,583

The tables above include $21.1 million and $20.0 million of nonaccrual loans at September 30, 2016 and December 31, 2015, respectively. See the tables below for more detail on nonaccrual loans.

The following is a summary of nonaccrual loans by class at the dates indicated:

(in thousands)	As of September 30, 2016	As of December 31, 2015
Real Estate:
Construction & land development	$551	$558
Farmland	108	117
1 - 4 family	2,579	4,538
Multifamily	5,097	9,045
Non-farm non-residential	1,526	2,934
Total Real Estate	9,861	17,192
Non-Real Estate:
Agricultural	2,393	2,628
Commercial and industrial	7,790	48
Consumer and other	1,045	171
Total Non-Real Estate	11,228	2,847
Total Nonaccrual Loans	$21,089	$20,039

The following table identifies the credit exposure of the loan portfolio by specific credit ratings as of the dates indicated:

	As of September 30, 2016					As of December 31, 2015
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Construction & land development	$73,518	$1,192	$3,949	$-	$78,659	$51,681	$386	$4,065	$-	$56,132
Farmland	21,072	381	108	-	21,561	17,554	-	118	-	17,672
1 - 4 family	127,417	4,873	7,361	-	139,651	115,878	6,425	7,307	-	129,610
Multifamily	4,304	1,148	7,133	-	12,585	3,584	-	9,045	-	12,629
Non-farm non-residential	345,546	2,469	18,385	-	366,400	296,682	3,288	23,393	-	323,363
Total Real Estate	571,857	10,063	36,936	-	618,856	485,379	10,099	43,928	-	539,406
Non-Real Estate:
Agricultural	26,650	823	2,393	-	29,866	20,860	4	4,974	-	25,838
Commercial and industrial	195,130	812	2,958	7,730	206,630	214,184	471	9,546	-	224,201
Consumer and other	54,756	1,578	1,059	-	57,393	53,779	178	206	-	54,163
Total Non-Real Estate	276,536	3,213	6,410	7,730	293,889	288,823	653	14,726	-	304,202
Total loans before unearned income	$848,393	$13,276	$43,346	$7,730	$912,745	$774,202	$10,752	$58,654	$-	$843,608
Unearned income					(2,000)					(2,025)
Total loans net of unearned income					$910,745					$841,583

Note 5. Allowance for Loan Losses

A summary of changes in the allowance for loan losses, by portfolio type, for the nine months ended September 30, 2016 and 2015 are as follows:

	For the Nine Months Ended September 30,
	2016					2015
(in thousands)	Beginning Allowance (12/31/15)	Charge-offs	Recoveries	Provision	Ending Allowance (9/30/16)	Beginning Allowance (12/31/14)	Charge-offs	Recoveries	Provision	Ending Allowance(9/30/15)
Real Estate:
Construction & land development	$962	$-	$3	$289	$1,254	$702	$(329)	$4	$597	$974
Farmland	54	-	-	(35)	19	21	-	-	25	46
1 - 4 family	1,771	(192)	33	(182)	1,430	2,131	(288)	76	(349)	1,570
Multifamily	557	-	391	(282)	666	813	(948)	31	933	829
Non-farm non-residential	3,298	(1,373)	12	1,148	3,085	2,713	(154)	5	879	3,443
Total real estate	6,642	(1,565)	439	938	6,454	6,380	(1,719)	116	2,085	6,862
Non-Real Estate:
Agricultural	16	(83)	10	162	105	293	(394)	2	136	37
Commercial and industrial	2,527	(542)	15	1,140	3,140	1,797	(25)	14	722	2,508
Consumer and other	230	(547)	131	738	552	371	(280)	116	185	392
Unallocated	-	-	-	-	-	264	-	-	(250)	14
Total Non-Real Estate	2,773	(1,172)	156	2,040	3,797	2,725	(699)	132	793	2,951
Total	$9,415	$(2,737)	$595	$2,978	$10,251	$9,105	$(2,418)	$248	$2,878	$9,813

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio. The result is an allocation of the loan loss reserve from one category to another.

A summary of the allowance and loans individually and collectively evaluated for impairment are as follows:

	As of September 30, 2016
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$-	$1,254	$1,254	$361	$78,298	$78,659
Farmland	-	19	19	-	21,561	21,561
1 - 4 family	14	1,416	1,430	1,252	138,399	139,651
Multifamily	247	419	666	5,097	7,488	12,585
Non-farm non-residential	265	2,820	3,085	9,638	356,762	366,400
Total Real Estate	526	5,928	6,454	16,348	602,508	618,856
Non-Real Estate:
Agricultural	-	105	105	1,983	27,883	29,866
Commercial and industrial	1,562	1,578	3,140	8,982	197,648	206,630
Consumer and other	-	552	552	965	56,428	57,393
Unallocated	-	-	-	-	-	-
Total Non-Real Estate	1,562	2,235	3,797	11,930	281,959	293,889
Total	$2,088	$8,163	$10,251	$28,278	$884,467	$912,745
Unearned Income						(2,000)
Total loans net of unearned income						$910,745

	As of December 31, 2015
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$-	$962	$962	$368	$55,764	$56,132
Farmland	-	54	54	-	17,672	17,672
1 - 4 family	611	1,160	1,771	3,049	126,561	129,610
Multifamily	454	103	557	9,045	3,584	12,629
Non-farm non-residential	1,298	2,000	3,298	13,646	309,717	323,363
Total Real Estate	2,363	4,279	6,642	26,108	513,298	539,406
Non-Real Estate:
Agricultural	-	16	16	4,863	20,975	25,838
Commercial and industrial	-	2,527	2,527	-	224,201	224,201
Consumer and other	-	230	230	171	53,992	54,163
Unallocated	-	-	-	-	-	-
Total Non-Real Estate	-	2,773	2,773	5,034	299,168	304,202
Total	$2,363	$7,052	$9,415	$31,142	$812,466	$843,608
Unearned Income						(2,025)
Total loans net of unearned income						$841,583

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

The following is a summary of impaired loans by class as of the date indicated:

	As of September 30, 2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$361	$823	$-	$363	$-	$-
Farmland	-	-	-	-	-	-
1 - 4 family	978	1,303	-	1,058	30	32
Multifamily	-	-	-	-	-	-
Non-farm non-residential	7,318	8,235	-	7,830	119	118
Total Real Estate	8,657	10,361	-	9,251	149	150
Non-Real Estate:
Agricultural	1,983	2,213	-	2,525	30	-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	965	965	-	1,023	26	19
Total Non-Real Estate	2,948	3,178	-	3,548	56	19
Total Impaired Loans with no related allowance	11,605	13,539	-	12,799	205	169

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	-	-	-	-	-	-
Farmland	-	-	-	-	-	-
1 - 4 family	274	304	14	283	-	-
Multifamily	5,097	5,323	247	5,207	-	-
Non-farm non-residential	2,320	2,320	265	2,341	90	71
Total Real Estate	7,691	7,947	526	7,831	90	71
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	8,982	9,143	1,562	9,172	122	119
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	8,982	9,143	1,562	9,172	122	119
Total Impaired Loans with an allowance recorded	16,673	17,090	2,088	17,003	212	190

Total Impaired Loans	$28,278	$30,629	$2,088	$29,802	$417	$359

The following is a summary of impaired loans by class as of the date indicated:

	As of December 31, 2015
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$368	$823	$-	$825	$41	$44
Farmland	-	-	-	-	-	-
1 - 4 family	1,054	1,358	-	1,354	79	84
Multifamily	3,728	4,240	-	4,305	254	72
Non-farm non-residential	3,637	4,116	-	4,124	165	147
Total Real Estate	8,787	10,537	-	10,608	539	347
Non-Real Estate:
Agricultural	4,863	5,019	-	5,036	300	300
Commercial and industrial	-	-	-	-	-	-
Consumer and other	171	317	-	335	27	20
Total Non-Real Estate	5,034	5,336	-	5,371	327	320
Total Impaired Loans with no related allowance	13,821	15,873	-	15,979	866	667

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	-	-	-	-	-	-
Farmland	-	-	-	-	-	-
1 - 4 family	1,995	2,144	611	2,079	103	125
Multifamily	-	-	-	-	-	-
Non-farm non-residential	10,009	10,841	1,298	11,035	566	569
Total Real Estate	12,004	12,985	1,909	13,114	669	694
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-
Total Impaired Loans with an allowance recorded	12,004	12,985	1,909	13,114	669	694

Total Impaired Loans	$25,825	$28,858	$1,909	$29,093	$1,535	$1,361

Troubled Debt Restructurings

A troubled debt restructuring ("TDR") is considered such if the lender for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. The modifications to First Guaranty's TDRs were concessions on either the interest rate charged or the amortization. The effect of the modifications to First Guaranty was a reduction in interest income. These loans have an allocated reserve in First Guaranty's allowance for loan losses. First Guaranty has not restructured any loans that are considered troubled debt restructurings in the nine months ended September 30, 2016.

The following table identifies the troubled debt restructurings as of September 30, 2016 and December 31, 2015:

	September 30, 2016				December 31, 2015
	Accruing Loans				Accruing Loans
(in thousands)	Current	30-89 Days Past Due	Nonaccrual	Total TDRs	Current	30-89 Days Past Due	Nonaccrual	Total TDRs
Real Estate:
Construction & land development	$-	$-	$361	$361	$-	$-	$368	$368
Farmland	-	-	-	-	-	-	-	-
1-4 Family	-	-	-	-	-	-	1,702	1,702
Multifamily	-	-	-	-	-	-	-	-
Non-farm non residential	2,987	-	100	3,087	3,431	-	206	3,637
Total Real Estate	2,987	-	461	3,448	3,431	-	2,276	5,707
Non-Real Estate:
Agricultural	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-	-	-
Total	$2,987	$-	$461	$3,448	$3,431	$-	$2,276	$5,707

The following table discloses TDR activity for the nine months ended September 30, 2016.

	Troubled Debt Restructured Loans Activity Nine Months Ended September 30, 2016
(in thousands)	Beginning balance December 31, 2015	New TDRs	Charge-offs post- modification	Transferred to ORE	Paydowns	Construction to permanent financing	Restructured to market terms	Other adjustments	Ending balance September 30, 2016
Real Estate:
Construction & land development	$368	$-	$-	$-	$(6)	$-	$-	$(1)	$361
Farmland	-	-	-	-	-	-	-	-	-
1 - 4 family	1,702	-	-	-	(32)	-	(1,670)	-	-
Multifamily	-	-	-	-	-	-	-	-	-
Non-farm non-residential	3,637	-	(111)	-	(3)	-	(441)	5	3,087
Total Real Estate	5,707	-	(111)	-	(41)	-	(2,111)	4	3,448
Non-Real Estate:
Agricultural	-	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-	-	-	-
Total	$5,707	$-	$(111)	$-	$(41)	$-	$(2,111)	4	$3,448

There were no commitments to lend additional funds to debtors whose terms have been modified in a troubled debt restructuring at September 30, 2016.

Note 6. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to impairment testing. Other intangible assets continue to be amortized over their useful lives. First Guaranty's goodwill is the difference in purchase price over the fair value of net assets acquired from its acquisition of Homestead Bancorp in 2007. Goodwill totaled $2.0 million at September 30, 2016 and December 31, 2015. No impairment charges have been recognized on First Guaranty's intangible assets. Mortgage servicing rights decreased $15,000 to $81,000 at September 30, 2016 compared to December 31, 2015. Other intangible assets recorded include core deposit intangibles, which are subject to amortization. The weighted-average amortization period remaining for First Guaranty's core deposit intangibles is 3.8 years at September 30, 2016. The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions.

Note 7. Other Real Estate (ORE)

Other real estate owned consists of the following at the dates indicated:

(in thousands)	September 30, 2016	December 31, 2015
Real Estate Owned Acquired by Foreclosure:
Residential	$206	$880
Construction & land development	21	25
Non-farm non-residential	554	672
Total Other Real Estate Owned and Foreclosed Property	$781	$1,577

Loans secured by one-to-four family residential properties in the process of foreclosure totaled $0.5 million as of September 30, 2016.

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

Below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at September 30, 2016 and December 31, 2015:

Contract Amount
(in thousands)	September 30, 2016	December 31, 2015
Commitments to Extend Credit	$48,378	$88,081
Unfunded Commitments under lines of credit	$136,863	$107,581
Commercial and Standby letters of credit	$6,399	$7,486

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

While the final outcome of legal proceedings is inherently uncertain, based on information currently available as of September 30, 2016, any incremental liability arising from First Guaranty’s legal proceedings will not have a material adverse effect on First Guaranty’s financial position.

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified within Level 3 in First Guaranty's portfolio as of September 30, 2016 include municipal bonds and an equity security.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	September 30, 2016	December 31, 2015
Available for Sale Securities Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$35,508	$30,501
Level 2: Significant Other Observable Inputs	334,413	338,167
Level 3: Significant Unobservable Inputs	12,790	7,701
Securities available for sale measured at fair value	$382,711	$376,369

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

The change in Level 1 securities available for sale from December 31, 2015 was due principally to a net increase in Treasury bills of $5.0 million. The change in Level 2 securities available for sale from December 31, 2015 was due principally to the sale of municipal securities. The change in Level 3 securities from December 31, 2015 was due principally to the purchase of $3.8 million in municipal securities and $2.5 million of subordinated debt securities offset by the maturity of $1.2 million in municipal securities.

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of September 30, 2016 and December 31, 2015, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At September 30, 2016	At December 31, 2015
Impaired Loans - Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$-	$-
Level 2: Significant Other Observable Inputs	259	293
Level 3: Significant Unobservable Inputs	17,070	16,401
Impaired loans measured at fair value	$17,329	$16,694

Other Real Estate Owned - Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$-	$-
Level 2: Significant Other Observable Inputs	431	1,104
Level 3: Significant Unobservable Inputs	350	473
Other real estate owned measured at fair value	$781	$1,577

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

Other Unrecognized Financial Instruments.

The fair value of commitments to extend credit is estimated using the fees charged to enter into similar legally binding agreements, taking into account the remaining terms of the agreements and customers' credit ratings. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. Noninterest-bearing deposits are held at cost. The fair values of letters of credit are based on fees charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2016 and December 31, 2015 the fair value of guarantees under commercial and standby letters of credit was not material.

The estimated fair values and carrying values of the financial instruments at September 30, 2016 and December 31, 2015 are presented in the following table:

	September 30, 2016		December 31, 2015
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Cash and cash equivalents	$23,813	$23,813	$37,272	$37,272
Securities, available for sale	382,711	382,711	376,369	376,369
Securities, held to maturity	92,396	93,858	169,752	168,148
Federal Home Loan Bank stock	1,609	1,609	935	935
Loans, net	900,494	900,814	832,168	831,731
Accrued interest receivable	6,388	6,388	6,015	6,015

Liabilities
Deposits	$1,256,971	$1,257,509	$1,295,870	$1,296,468
Borrowings	33,004	33,030	27,624	27,624
Junior subordinated debentures	14,622	13,998	14,597	14,597
Accrued interest payable	2,103	2,103	1,707	1,707

There is no material difference between the contract amount and the estimated fair value of off-balance sheet items that are primarily comprised of short-term unfunded loan commitments that are generally at market prices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of First Guaranty's financial condition and results of operations is intended to highlight the significant factors affecting First Guaranty's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data at September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly First Guaranty's financial position and results of operations for such periods.

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

Third Quarter and Nine Months Ended 2016 Financial Overview

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

Financial highlights for the third quarter and nine months ended September 30, 2016 and 2015 are as follows:

●
Total assets were $1.4 billion at September 30, 2016 and $1.5 billion at December 31, 2015. Total deposits were $1.3 billion at September 30, 2016 and December 31, 2015. Total loans were $910.7 million at September 30, 2016, an increase of $69.2 million, or 8.2%, compared with December 31, 2015. Shareholders’ equity was $129.1 million and $118.2 million at September 30, 2016 and December 31, 2015, respectively.

●
Net income for the third quarter of 2016 and 2015 was $3.4 million and $3.9 million, respectively. Net income for the nine months ended September 30, 2016 was $10.9 million compared to $11.1 million for the nine months ended September 30, 2015.

●
Net income available to common shareholders after preferred stock dividends was $3.4 million and $3.8 million for the third quarter of 2016 and 2015, respectively. Net income available to common shareholders after preferred stock dividends was $10.9 million and $10.8 million for the nine months ended September 30, 2016 and 2015, respectively. Due to the redemption on December 22, 2015 of First Guaranty's Series C preferred stock issued to the U.S. Treasury Department Small Business Lending Fund, preferred dividends were discontinued.

●
Earnings per common share were $0.44 and $0.55 for the third quarter of 2016 and 2015, respectively and $1.44 and $1.57 for the nine months ended September 30, 2016 and 2015, respectively.  Total shares outstanding were 7,609,194 at September 30, 2016 compared to 6,920,022 at September 30, 2015.  The change in shares was due to First Guaranty's common stock offering in November 2015.

●
Net interest income for the third quarter of 2016 was $12.1 million compared to $11.8 million for the same period in 2015. Net interest income for the nine months ended September 30, 2016 was $36.2 million compared to $35.4 million for the same period in 2015.

●	The provision for loan losses for the third quarter of 2016 was $1.2 million compared to $1.9 million for the same period in 2015. The provision for loan losses for the first nine months of 2016 was $3.0 million compared to $2.9 million for the same period in 2015.

●	The net interest margin for the three months ended September 30, 2016 was 3.41% which was an increase of thirteen basis points from the net interest margin of 3.28% for the same period in 2015. The net interest margin for the first nine months of 2016 was 3.38% which was an increase of seventeen basis points from the net interest margin of 3.21% for the first nine months of 2015. First Guaranty attributed the improvement in the net interest margin to the continued shift in interest earning asset balances from lower yielding securities to higher yielding loans. Loans as a percentage of average interest earning assets increased to 61% at September 30, 2016 compared to 55% at September 30, 2015.

●
Investment securities totaled $475.1 million at September 30, 2016, a decrease of $71.0 million when compared to $546.1 million at December 31, 2015. At September 30, 2016, available for sale securities, at fair value, totaled $382.7 million, an increase of $6.3 million when compared to $376.4 million at December 31, 2015. At September 30, 2016, held to maturity securities, at amortized cost, totaled $92.4 million, a decrease of $77.4 million when compared to $169.8 million at December 31, 2015.  The decrease in investment securities was primarily associated with early payoffs of government agency securities and the decision to sell corporate bonds and municipal securities to fund loan growth.

●
Total loans net of unearned income were $910.7 million at September 30, 2016 compared to $841.6 million at December 31, 2015. The net loan portfolio at September 30, 2016 totaled $900.5 million, a net increase of $68.3 million from the December 31, 2015 net loan portfolio balance of $832.2 million. Total loans net of unearned income are reduced by the allowance for loan losses which totaled $10.3 million at September 30, 2016 and $9.4 million at December 31, 2015.

●
Total impaired loans increased $2.5 million to $28.3 million at September 30, 2016 compared to $25.8 million at December 31, 2015. Impaired loans increased $2.3 million during the third quarter of 2016 from $26.0 million at June 30, 2016.

●	Nonaccrual loans increased $1.1 million to $21.1 million at September 30, 2016 compared to $20.0 million at December 31, 2015. Nonaccrual loans decreased $2.4 million during the third quarter of 2016 from $23.5 million at June 30, 2016.

●
Return on average assets for the three months ended September 30, 2016 and 2015 was 0.93% and 1.06%, respectively. Return on average assets for the nine months ended September 30, 2016 and 2015 was 1.00% and 0.99%, respectively. Return on average common equity for the three months ended September 30, 2016 and 2015 was 10.39% and 13.86%, respectively. Return on average common equity for the nine months ended September 30, 2016 and 2015 was 11.66% and 13.58%, respectively. Return on average assets is calculated by dividing annualized net income before preferred dividends by average assets.  Return on average common equity is calculated by dividing net income available to common shareholders by average common equity.

●
Book value per common share was $16.97 as of September 30, 2016 compared to $15.74 as of September 30, 2015. The increase in book value was due to the changes in accumulated other comprehensive income/loss (“AOCI”) and an increase in retained earnings. Our AOCI is comprised of unrealized gains and losses on available for sale securities.

●
First Guaranty's Board of Directors declared cash dividends of $0.16 and $0.15 per common share in the third quarter of 2016 and 2015, respectively. First Guaranty has paid 93 consecutive quarterly dividends as of September 30, 2016.

Financial Condition

Changes in Financial Condition from December 31, 2015 to September 30, 2016

General.

Total assets at September 30, 2016 were $1.4 billion, a decrease of $19,000, or 1.3%, from December 31, 2015. Assets decreased primarily due to a decrease in investment securities of $71.0 million and in cash and cash equivalents of $13.5 million, partially offset by an increase in net loans of $68.3 million during the nine months ended September 30, 2016.

Loans.

Net loans increased $68.3 million, or 8.2%, to $900.5 million at September 30, 2016 from $832.2 million at December 31, 2015. Net loans increased during the first nine months of 2016 primarily due to a $43.0 million increase in non-farm non-residential loans, a $22.5 million increase in construction and land development loans, a $10.0 million increase in one-to-four family residential loans, a $4.0 million increase in agriculture loans, a $3.9 million increase in farmland loans, and a $3.2 million increase in consumer and other loans, partially offset by a decrease of $17.6 million in commercial and industrial loans. Non-farm non-residential loan balances increased due to local originations and the purchase of commercial real estate loans. Construction and land development loans increased principally due to the funding of unfunded commitments on various construction projects. One-to-four-family residential loans increased primarily due to an increase in local loan originations and the purchase of conforming one-to four-family residential loans. Farmland loans increased due to seasonal fundings on agricultural loan commitments. Consumer and other loans increased due to the continued growth in our commercial lease originations.  Commercial and industrial loans decreased primarily due to pay downs in our small business loans and syndicated loans. First Guaranty had approximately 2.8% of funded and 0.3% of unfunded commitments in our loan portfolio to businesses engaged in support or service activities for oil and gas operations. Syndicated loans decreased from $105.9 million at December 31, 2015 to $96.2 million at September 30, 2016.

As of September 30, 2016, 67.8% of our loan portfolio was secured primarily by real estate. There are no significant concentrations of credit to any individual borrower. The largest portion of our loan portfolio, at 40.1% as of September 30, 2016, was non-farm non-residential loans secured by real estate. Approximately 36.1% of the loan portfolio is based on a floating rate tied to the prime rate or LIBOR as of September 30, 2016. 78.6% of the loan portfolio is scheduled to mature within 5 years from September 30, 2016.

Net loans are reduced by the allowance for loan losses which totaled $10.2 million at September 30, 2016 and $9.4 million at December 31, 2015. Loan charge-offs increased to $2.7 million during the first nine months of 2016 from $2.4 million during the same period in 2015. Recoveries totaled $0.6 million during the first nine months of 2016 and $0.2 million during the same period in 2015. See Note 4 of the Notes to Consolidated Financial Statements for more information on loans and Note 5 for information on the allowance for loan losses.

Investment Securities.

Investment securities at September 30, 2016 totaled $475.1 million, a decrease of $71.0 million compared to $546.1 million at December 31, 2015. The decrease was primarily attributed to First Guaranty's continuing strategy to transition assets from securities to the loan portfolio. The investment portfolio consisted of available-for-sale securities at fair market value for a total of $382.7 million at September 30, 2016 and held-to-maturity securities at amortized cost of $92.4 million at September 30, 2016.

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

Our available-for-sale securities portfolio totaled $382.7 million at September 30, 2016, an increase of $6.3 million, or 1.7%, compared to $376.4 million at December 31, 2015. The increase was primarily due to the purchase of U.S. Government agency securities used to collateralize public funds deposits. Partially offsetting this increase was the sale of $15.1 million in municipal and corporate securities in the third quarter of 2016 for which the proceeds were used to fund loan growth.

Our held-to-maturity securities portfolio had an amortized cost of $92.4 million at September 30, 2016, a decrease of $77.4 million, or 45.6%, compared to $169.8 million at December 31, 2015. The decrease was due to the early payoffs of existing securities, the continued amortization of our mortgage-backed securities and the decision to keep a higher level of securities in our available-for-sale portfolio in order to manage liquidity and fund loan growth.

At September 30, 2016, $43.2 million, or 9.1%, of the securities portfolio was scheduled to mature in less than one year. $96.7 million, or 20.4%, of the securities portfolio is scheduled to mature between one and five years. Securities, not including mortgage- backed securities, with contractual maturity dates over 10 years totaled $27.0 million, or 5.7%, of the total portfolio at September 30, 2016. The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates. Prepayments of mortgages that collateralize mortgage-backed securities also affect the maturity of the securities portfolio. Based on internal forecasts as of September 30, 2016, management believes that the securities portfolio has a forecasted weighted average life of approximately 3.3 years based on the current interest rate environment. A parallel interest rate shock of 400 basis points is forecasted to increase the weighted average life of the portfolio to approximately 6.1 years. The portfolio had an estimated effective duration of 3.2 years at September 30, 2016.

There was no credit related other-than-temporary impairment of securities in the nine months ended September 30, 2016 or September 30, 2015.

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

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

(in thousands)	September 30, 2016	December 31, 2015
Nonaccrual loans:
Real Estate:
Construction and land development	$551	$558
Farmland	108	117
1 - 4 family residential	2,579	4,538
Multifamily	5,097	9,045
Non-farm non-residential	1,526	2,934
Total Real Estate	9,861	17,192
Non-Real Estate:
Agricultural	2,393	2,628
Commercial and industrial	7,790	48
Consumer and other	1,045	171
Total Non-Real Estate	11,228	2,847
Total nonaccrual loans	21,089	20,039

Loans 90 days and greater delinquent & accruing:
Real Estate:
Construction and land development	-	-
Farmland	-	19
1 - 4 family residential	688	391
Multifamily	-	-
Non-farm non-residential	-	-
Total Real Estate	688	410
Non-Real Estate:
Agricultural	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total Non-Real Estate	-	-
Total loans 90 days and greater delinquent & accruing	688	410

Total non-performing loans	21,777	20,449

Real Estate Owned:
Real Estate Loans:
Construction and land development	21	25
Farmland	-	-
1 - 4 family residential	206	880
Multifamily	-	-
Non-farm non-residential	554	672
Total Real Estate	781	1,577
Non-Real Estate Loans:
Agricultural	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total Non-Real Estate	-	-
Total Real Estate Owned	781	1,577

Total non-performing assets	$22,558	$22,026

Non-performing assets to total loans	2.48%	2.62%
Non-performing assets to total assets	1.57%	1.51%
Non-performing loans to total loans	2.39%	2.43%

At September 30, 2016, nonperforming assets totaled $22.6 million, or 1.57% of total assets, compared to $22.0 million, or 1.51%, of total assets at December 31, 2015, which represented an increase of $0.6 million, or 2.4%. The increase in non-performing assets occurred primarily as a result of an increase in non-accrual loans from $20.0 million at December 31, 2015 to $21.1 million at September 30, 2016. The increase in non-accrual loans was concentrated in commercial and industrial loans and consumer and other loans. This increase was partially offset by a decrease in other real estate owned of $0.8 million during the nine months ended September 30, 2016.

At September 30, 2016 nonaccrual loans totaled $21.1 million, an increase of $1.1 million, or 5.2%, compared to nonaccrual loans of $20.0 million at December 31, 2015. The increase in non-accrual loans was primarily associated with the decision to transfer a $7.9 million syndicate loan that provides services to the oil and gas industry to non-accrual status during the first quarter of 2016. The current balance on this loan was $7.7 million at September 30, 2016 and it has a specific reserve of $1.4 million. In addition, approximately $1.0 million of commercial leases were transferred to non-accrual status in the second quarter of 2016.  This increase to non-accrual loans was partially offset by the return to accrual status of a $2.8 million loan secured by a multi-family real estate property; a payoff of a $0.9 million non-accrual multi-family loan; and the sale of a $1.8 million non-accrual loan secured by a hotel property. These reductions in non-accrual loans occurred during the first quarter of 2016.  During the second quarter of 2016, the primary reduction in non-accrual loans occurred due to principal reductions on government guaranteed agricultural loans due to the receipt of guarantee proceeds. During the third quarter of 2016, the primary reduction in non-accrual loans occurred due to a $1.6 million one-to-four family lending relationship that was returned to accrual status. Nonaccrual loans were concentrated in three loan relationships that totaled $13.9 million or 66.0% of nonaccrual loans at September 30, 2016.

At September 30, 2016 loans 90 days or greater delinquent and still accruing totaled $0.7 million, an increase of $0.3 million, or 67.8%, compared to $0.4 million at December 31, 2015. These loans were all one-to four-family residential loans at September 30, 2016.

Other real estate owned at September 30, 2016 totaled $0.8 million, a decrease of $0.8 million from $1.6 million at December 31, 2015. The decrease in other real estate owned was due to write-downs of $0.2 million and sales of $0.7 million, primarily related to residential properties.
At September 30, 2016, our largest non-performing assets were comprised of the following non-accrual loans: (1) a commercial and industrial loan that totaled $7.7 million; (2) a multi-family real estate loan with a balance of $5.1 million secured by commercial property; and (3) a lending relationship secured by three agriculture loans that in aggregate total $1.1 million.

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

The following is a summary of loans restructured as TDRs at September 30, 2016 and December 31, 2015:

(in thousands)	September 30, 2016	December 31, 2015
Restructured Loans:
In Compliance with Modified Terms	$2,987	$3,431
Past Due 30 through 89 days and still accruing	-	-
Past Due 90 days and greater and still accruing	-	-
Nonaccrual	361	368
Restructured Loans that subsequently defaulted	100	1,908
Total Restructured Loans	$3,448	$5,707

At September 30, 2016, we had three outstanding TDRs: (1) a $2.9 million non-farm non-residential loan secured by commercial real estate, which is performing in accordance with its modified terms; (2) a $0.4 million construction and land development loan secured by raw land that is on non-accrual; (3) a $0.1 million loan secured by commercial real estate that subsequently defaulted and is on non-accrual. The restructuring of these loans was related to interest rate or amortization concessions.  The decline in TDRs occurred due to two credit relationships in the aggregate amount of $2.1 million that had returned to market terms and been in compliance with their modified terms for 12 months.

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

The allowance for loan losses was $10.2 million or 1.13% of total loans and 47.1% of nonperforming loans at September 30, 2016.

Comparing September 30, 2016 to December 31, 2015, the increase in the allowance was attributed to growth in the loan portfolio. There were changes within the specific components of the allowance balance. The primary changes were an increase in the balance associated with commercial and industrial loans while the balance associated with real estate secured loans declined.  The reasons for these changes were due to the $7.7 million commercial and industrial loan mentioned above that was determined to be impaired and the reduction in real estate secured impaired loans due to the previously mentioned payoffs and upgrades of impaired real estate loans. Special mention loans increased by $2.5 million during the first nine months of 2016. Substandard loans declined by $15.3 million during the first nine months of 2016, due primarily to payoffs and sales of loans along with the decision to transfer one loan to doubtful status.  Doubtful loans increased by $7.7 million due to the transfer of the previously mentioned $7.7 million commercial and industrial loan from substandard to doubtful status as of September 30, 2016.

First Guaranty charged off $2.7 million in loan balances during the first nine months of 2016. The charged-off loan balances were concentrated in five loan relationships which totaled $1.4 million or 51.1% of the total charged off amount. The details of the $1.4 million in charged off loans were as follows:

 1. First Guaranty charged off $0.6 million on a non-farm non-residential real estate loan in the first quarter of 2016.  This loan which had a remaining balance of $1.2 million was subsequently sold in the first quarter of 2016.
 2. First Guaranty charged off $0.2 million on a commercial and industrial loan in the first quarter of 2016 and had no remaining principal balance at September 30, 2016.
 3. First Guaranty charged off $0.2 million on a commercial and industrial loan in the second quarter of 2016 and had no remaining principal balance at September 30, 2016.
 4. First Guaranty charged off $0.2 million on a non-farm non-residential real estate loan in the second quarter of 2016 and had no remaining principal balance at September 30, 2016.
 5. First Guaranty charged off $0.2 million on a non-farm non-residential real estate loan in the third quarter of 2016 and had a remaining principal balance of $0.1 million at September 30, 2016.
 6. $1.3 million of charge-offs for the first nine months of 2016 were comprised of smaller loans and overdrawn deposit accounts.

The provision for loan losses increased to $3.0 million in the first nine months of 2016 from $2.9 million for the same period in 2015. The provisions made in the first nine months of 2016 were taken to provide for current loan and deposit losses and to maintain the allowance proportionate to risks inherent in the loan portfolio. Total charge-offs were $2.7 million for the first nine months of 2016 as compared to $2.4 million for the same period in 2015.  Recoveries totaled $0.6 million during the first nine months of 2016 and $0.2 million during the first nine months of 2015. For more information, see Note 5 to Consolidated Financial Statements.

Other information related to the allowance for loan losses are as follows:

	Nine Months Ended	Nine Months Ended
(in thousands)	September 30, 2016	September 30, 2015
Loans:
Average outstanding balance	$869,325	$805,947
Balance at end of period	$910,745	$856,734

Allowance for Loan Losses:
Balance at beginning of year	$9,415	$9,105
Charge-offs	(2,737)	(2,418)
Recoveries	595	248
Provision	2,978	2,878
Balance at end of period	$10,251	$9,813

Deposits.

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. We regularly assess our funding needs, deposit pricing and interest rate outlooks. From December 31, 2015 to September 30, 2016, total deposits decreased $38.9 million, or 3.0%, to $1.3 billion. Noninterest-bearing demand deposits increased $18.0 million during the first nine months of 2016 to $231.2 million at September 30, 2016. Interest-bearing demand deposits decreased $10.9 million during the first nine months of 2016 to $398.3 million at September 30, 2016. Time deposits decreased $58.3 million, or 9.8%, to $533.7 million at September 30, 2016 compared to $592.0 million at December 31, 2015. At September 30, 2016, we had $34.1 million in brokered deposits. As we seek to strengthen our net interest margin and improve our earnings, attracting noninterest-bearing deposits will be a primary emphasis. Management will continue to evaluate and update our product mix in its efforts to attract additional customers. We currently offer a number of deposit products that are competitively priced and designed to attract and retain customers with primary emphasis on noninterest-bearing deposits.

As of September 30, 2016, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $379.3 million. At September 30, 2016, approximately $169.5 million of First Guaranty's certificates of deposit had a remaining term greater than one year.

The following table compares deposit categories for the periods indicated.

Total Deposits	For the Nine Months Ended September 30,			For the Years Ended December 31,
	2016			2015			2014
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$217,474	16.9%	0.0%	$211,584	15.9%	0.0%	$200,127	15.3%	0.0%
Interest-bearing Demand	414,633	32.1%	0.6%	401,617	30.2%	0.4%	386,363	29.6%	0.3%
Savings	87,344	6.8%	0.1%	77,726	5.8%	0.0%	69,719	5.4%	0.0%
Time	570,615	44.2%	1.1%	640,134	48.1%	1.1%	649,165	49.7%	1.2%
Total Deposits	$1,290,066	100.0%	0.7%	$1,331,061	100.0%	0.6%	$1,305,374	100.0%	0.8%

Individual and Business Deposits	For the Nine Months Ended September 30,			For the Years Ended December 31,
	2016			2015			2014
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$212,823	29.7%	0.0%	$207,334	27.6%	0.0%	$197,332	25.3%	0.0%
Interest-bearing Demand	113,586	15.8%	0.3%	112,864	15.0%	0.2%	105,569	13.5%	0.2%
Savings	71,728	10.0%	0.1%	65,775	8.7%	0.1%	61,288	7.9%	0.0%
Time	319,085	44.5%	1.3%	366,244	48.7%	1.4%	414,975	53.3%	1.4%
Total Deposits	$717,222	100.0%	0.6%	$752,217	100.0%	0.7%	$779,164	100.0%	0.8%

Public Fund Deposits	For the Nine Months Ended September 30,			For the Years Ended December 31,
	2016			2015			2014
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$4,651	0.8%	0.0%	$4,250	0.7%	0.0%	$2,795	0.5%	0.0%
Interest-bearing Demand	301,047	52.6%	0.7%	288,753	49.9%	0.4%	280,794	53.4%	0.4%
Savings	15,616	2.7%	0.2%	11,951	2.1%	0.0%	8,431	1.6%	0.0%
Time	251,530	43.9%	0.8%	273,890	47.3%	0.7%	234,190	44.5%	0.7%
Total Deposits	$572,844	100.0%	0.7%	$578,844	100.0%	0.5%	$526,210	100.0%	0.5%

The following table sets forth the distribution of our time deposit accounts.

(in thousands)	September 30, 2016
Time deposits of less than $100,000	$154,399
Time deposits of $100,000 through $250,000	112,285
Time deposits of more than $250,000	267,032
Total Time Deposits	$533,716

At September 30, 2016, public funds deposits totaled $535.0 million compared to $568.7 million at December 31, 2015. Public fund time deposits totaled $226.2 million at September 30, 2016 compared to $252.7 million at December 31, 2015. We have developed a program for the retention and management of public funds deposits. Since 2012, we have maintained public funds deposits in excess of $400.0 million. These deposits are from local government entities such as school districts, hospital districts, sheriff departments and other municipalities. $433.7 million, or 81%, of these accounts at September 30, 2016, are under contracts with terms of three years or less. Three of these relationships account for 40% of our total public funds deposits, each of which is currently under contract with us. These deposits generally have stable balances as we maintain both operating accounts and time deposits for these entities. There is a seasonal component to public deposit levels associated with annual tax collections. Public funds will increase at the end of the year and during the first quarter. Public funds generally decline in the second and third quarters. Public funds deposit accounts are collateralized by FHLB letters of credit, by Louisiana municipal bonds and by eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac. We invest the majority of these public deposits in our investment portfolio, but have increasingly invested more public funds into loans during the last three years.

The following table sets forth public funds as a percent of total deposits.
(in thousands except for %)	September 30, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Public Funds:
Noninterest-bearing Demand	$4,015	$4,906	$3,241	$3,016	$3,735
Interest-bearing Demand	284,973	296,416	321,382	296,739	265,296
Savings	19,763	14,667	10,142	7,209	6,415
Time	226,225	252,688	266,743	208,614	195,052
Total Public Funds	$534,976	$568,677	$601,508	$515,578	$470,498
Total Deposits	$1,256,971	$1,295,870	$1,371,839	$1,303,099	$1,252,612
Total Public Funds as a percent of Total Deposits	42.6%	43.9%	43.9%	39.6%	37.6%

Borrowings.

First Guaranty maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. Short-term borrowings totaled $9.5 million at September 30, 2016 and $1.8 million at December 31, 2015. Short-term borrowings consisted of a line of credit of $2.5 million, with no outstanding balance at September 30, 2016 and collateralized short-term borrowings from the Federal Home Loan Bank totaling $9.5 million at September 30, 2016. First Guaranty had senior long-term debt totaling $23.5 million as of September 30, 2016 and $25.8 million at December 31, 2015.

First Guaranty also had junior subordinated debentures totaling $14.6 million at September 30, 2016 and December 31, 2015.

At September 30, 2016, First Guaranty had $222.2 million in Federal Home Loan Bank letters of credit outstanding obtained primarily for collateralizing public deposits.

Total Shareholders' Equity.

Total shareholders' equity increased to $129.1 million at September 30, 2016 from $118.2 million at December 31, 2015. The increase in shareholders' equity was principally the result of a $7.3 million increase in retained earnings and an increase of $3.7 million in accumulated other comprehensive income. The increase in accumulated other comprehensive income was primarily attributed to the increase in unrealized gains on available-for-sale securities during the period. The $7.3 million increase in retained earnings was due to net income of $10.9 million during the nine month period ended September 30, 2016, partially offset by $3.7 million in cash dividends paid on our common stock.

Results of Operations for the Third Quarter and Nine Months Ended September 30, 2016 and 2015

Performance Summary

Three months ended September 30, 2016 compared to the three months ended September 30, 2015. Net income for the three months ended September 30, 2016 was $3.4 million, a decrease of $0.5 million, or 13.0%, from $3.9 million for the three months ended September 30, 2015. Net income available to common shareholders for the three months ended September 30, 2016 was $3.4 million which was a decrease of $0.4 million from $3.8 million for the same period in 2015. The decrease in net income for the three months ended September 30, 2016 as compared to the prior year period was primarily the result of decreased noninterest income associated with gains on securities and an increase in noninterest expense, partially offset by increased net interest income. Earnings per common share for the three months ended September 30, 2016 was $0.44 per common share, a decrease of 20.0% or $0.11 per common share from $0.55 per common share for the three months ended September 30, 2015.  The decrease in earnings per share was caused by lower earnings and by the increased number of shares following First Guaranty's capital raise in November 2015.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Net income for the nine months ended September 30, 2016 was $10.9 million, a decrease of $0.2 million, or 1.8%, from $11.1 million for the nine months ended September 30, 2015. Net income available to common shareholders for the nine months ended September 30, 2016 was $10.9 million which was an increase of $0.1 million from $10.8 million for the same period in 2015. The decrease in net income for the nine months ended September 30, 2016 as compared to the prior year period was primarily the result of increased interest expense and noninterest expense, partially offset by increased interest income and noninterest income. Earnings per common share for the nine months ended September 30, 2016 was $1.44 per common share, a decrease of 8.3% or $0.13 per common share from $1.57 per common share for the nine months ended September 30, 2015. The decrease in earnings per share was caused by the increased number of shares following First Guaranty's capital raise in November 2015.

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

Three months ended September 30, 2016 compared to the three months ended September 30, 2015. Net interest income for the three months ended September 30, 2016 and 2015 was $12.1 million and $11.8 million, respectively. The increase in net interest income for the three months ended September 30, 2016 was primarily due to a decrease in the average balance of our total interest-bearing liabilities and an increase in the average yield of our total interest-earning assets partially offset by the increase in the average rate of our total interest-bearing liabilities and a decrease in the average balance of our total interest-earning assets. For the three months ended September 30, 2016, the average balance of our total interest-bearing liabilities decreased by $1.4 million to $1.1 billion, and the average yield of interest-earning assets increased by twenty-five basis points to 4.12% from 3.87% for the three months ended September 30, 2015.  The average rate of our total interest-bearing liabilities increased by fifteen basis points to 0.92% for the three months ended September 30, 2016 compared to 0.77% for the three months ended September 30, 2015. As a result, our net interest rate spread increased ten basis points to 3.20% for the three months ended September 30, 2016 from 3.10% for the three months ended September 30, 2015.  Our net interest margin also increased thirteen basis points to 3.41% for the three months ended September 30, 2016 from 3.28% for the three months ended September 30, 2015.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Net interest income for the nine months ended September 30, 2016 and 2015 was $36.2 million and $35.4 million, respectively. The increase in net interest income for the nine months ended September 30, 2016 was primarily due to a decrease in the average balance of our total interest-bearing liabilities and an increase in the average yield of our total interest-earning assets partially offset by the increase in the average rate of our total interest-bearing liabilities and a decrease in the average balance of our total interest-earning assets. For the nine months ended September 30, 2016, the average balance of our total interest-bearing liabilities decreased by $30.5 million to $1.1 billion, and the average yield of interest-earning assets increased by twenty-nine basis points to 4.10% from 3.81% for the nine months ended September 30, 2015.  The average rate of our total interest-bearing liabilities increased by fifteen basis points to 0.91% for the nine months ended September 30, 2016 compared to 0.76% for the nine months ended September 30, 2015. As a result, our net interest rate spread increased fourteen basis points to 3.19% for the nine months ended September 30, 2016 from 3.05% for the nine months ended September 30, 2015.  Our net interest margin also increased seventeen basis points to 3.38% for the nine months ended September 30, 2016 from 3.21% for the nine months ended September 30, 2015.

Interest Income

Three months ended September 30, 2016 compared to the three months ended September 30, 2015. Interest income increased $0.8 million, or 5.6%, to $14.7 million for the three months ended September 30, 2016.  First Guaranty continues to transition assets from lower yielding securities to higher yielding loans in order to increase interest income.  The increase in interest income resulted primarily from an increase in the average yield of interest-earning assets by twenty-five basis points to 4.12% for the three months ended September 30, 2016 compared to 3.87% for the three months ended September 30, 2015. This increase was partially offset by a $9.7 million decrease in the average balance of our interest-earnings assets to $1.4 billion for the three months ended September 30, 2016 as compared to the prior year period.

Interest income on securities decreased $0.3 million, or 9.5%, to $3.0 million for the three months ended September 30, 2016 primarily as a result of a decrease in the average balance of securities. The average balance of securities decreased $83.4 million to $488.8 million for the three months ended September 30, 2016 from $572.1 million for the three months ended September 30, 2015 due to a decrease in the average balance of our agency securities. The average yield on securities increased by fourteen basis points to 2.44% for the three months ended September 30, 2016 from 2.30% for the three months ended September 30, 2015.

Interest income on loans increased $1.1 million, or 10.3%, to $11.6 million for the three months ended September 30, 2016 as a result of an increase in the average balance of loans. The average balance of loans increased by $84.9 million to $910.3 million for the three months ended September 30, 2016 from $825.4 million for the three months ended September 30, 2015 as a result of new loan originations, the majority of which were one-to-four family residential loans, the origination of commercial leases, commercial real estate loans and commercial and industrial loans. The average yield on loans increased by two basis points to 5.09% for the three months ended September 30, 2016 from 5.07% for the three months ended September 30, 2015.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Interest income increased $1.8 million, or 4.3%, to $43.8 million for the nine months ended September 30, 2016.   First Guaranty continues to transition assets from lower yielding securities to higher yielding loans in order to increase interest income.  The increase in interest income resulted primarily from an increase in the average yield of interest-earning assets by twenty-nine basis points to 4.10% for the nine months ended September 30, 2016 compared to 3.81% for the nine months ended September 30, 2015. This increase was partially offset by a $46.2 million decrease in the average balance of our interest-earnings assets to $1.4 billion for the nine months ended September 30, 2016 as compared to the prior year period.

Interest income on securities decreased $0.2 million, or 2.4%, to $10.0 million for the nine months ended September 30, 2016 primarily as a result of a decrease in the average balance of securities. The average balance of securities decreased $99.6 million to $538.7 million for the nine months ended September 30, 2016 from $638.3 million for the nine months ended September 30, 2015 due to a decrease in the average balance of our agency securities. The average yield on securities increased by thirty-three basis points to 2.48% for the nine months ended September 30, 2016 from 2.15% for the nine months ended September 30, 2015.

Interest income on loans increased $2.1 million, or 6.5%, to $33.7 million for the nine months ended September 30, 2016 as a result of an increase in the average balance of loans. The average balance of loans increased by $63.4 million to $869.3 million for the nine months ended September 30, 2016 from $805.9 million for the nine months ended September 30, 2015 as a result of new loan originations, the majority of which were one-to-four family residential loans, commercial leases, commercial real estate loans and commercial and industrial loans. The average yield on loans decreased by seven basis points to 5.19% for the nine months ended September 30, 2016 from 5.26% for the nine months ended September 30, 2015.

Interest Expense

Three months ended September 30, 2016 compared to the three months ended September 30, 2015. Interest expense increased $0.4 million, or 18.9%, to $2.5 million for the three months ended September 30, 2016 from $2.1 million for the three months ended September 30, 2015 due to increases in the average rate on deposits partially offset by the decrease of the average balance of deposits. Interest expense also increased due to the origination of a senior secured loan and the junior subordinated debt used to redeem the SBLF preferred stock at the end of 2015. The approximate increase in interest expense due to these borrowings was $0.3 million for the third quarter of 2016.  The average rate of time deposits decreased by two basis points during the three months ended September 30, 2016 to 1.06%, reflecting downward repricing of our time deposits in the continued low interest rate environment. The decrease was offset by an increase in the average rate of interest-bearing demand deposits of twenty-eight basis points during the three months ended September 30, 2016 to 0.65%. The average balance of interest-bearing deposits decreased by $42.4 million during the three months ended September 30, 2016 to $1.0 billion as a result of a $85.7 million decrease in the average balance of time deposits that was partially offset by a $43.3 million increase in the average balance of savings deposits and interest-bearing demand deposits .

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Interest expense increased $1.1 million, or 16.4%, to $7.6 million for the nine months ended September 30, 2016 from $6.6 million for the nine months ended September 30, 2015 due to increases in the average rate on deposits offset by the decrease of the average balance of deposits. Interest expense also increased due to the origination of a senior secured loan and the junior subordinated debt used to redeem the SBLF preferred stock at the end of 2015. The approximate increase in interest expense due to these borrowings was $1.0 million for the first nine months of 2016. The average rate of time deposits decreased by four basis points during the nine months ended September 30, 2016 to 1.06%, reflecting downward repricing of our time deposits in the continued low interest rate environment. The decrease was offset by an increase in the average rate of interest-bearing demand deposits of twenty-seven basis points during the nine months ended September 30, 2016 to 0.61%. The average balance of interest-bearing deposits decreased by $68.1 million during the nine months ended September 30, 2016 to $1.1 billion as a result of a $81.4 million decrease in the average balance of time deposits that was partially offset by a $13.3 million increase in the average balance of interest-bearing demand deposits and savings deposits.

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

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
(in thousands except for %)	Average Balance	Interest	Yield/Rate (5)	Average Balance	Interest	Yield/Rate (5)
Assets
Interest-earning assets:
Interest-earning deposits with banks	$14,365	$11	0.30%	$25,591	$14	0.22%
Securities (including FHLB stock)	488,769	2,998	2.44%	572,143	3,312	2.30%
Federal funds sold	279	-	-%	334	-	-%
Loans held for sale	-	-	-%	-	-	-%
Loans, net of unearned income	910,341	11,642	5.09%	825,393	10,551	5.07%
Total interest-earning assets	1,413,754	$14,651	4.12%	1,423,461	$13,877	3.87%

Noninterest-earning assets:
Cash and due from banks	8,230			7,435
Premises and equipment, net	22,257			20,528
Other assets	3,298			7,364
Total Assets	$1,447,539			$1,458,788

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$405,196	$662	0.65%	$373,901	$348	0.37%
Savings deposits	90,160	19	0.08%	78,138	9	0.05%
Time deposits	550,736	1,470	1.06%	636,481	1,727	1.08%
Borrowings	48,478	369	3.03%	7,464	35	1.86%
Total interest-bearing liabilities	1,094,570	$2,520	0.92%	1,095,984	$2,119	0.77%

Noninterest-bearing liabilities:
Demand deposits	218,187			210,568
Other	5,384			4,547
Total Liabilities	1,318,141			1,311,099

Shareholders' equity	129,398			147,689
Total Liabilities and Shareholders' Equity	$1,447,539			$1,458,788
Net interest income		$12,131			$11,758

Net interest rate spread (1)			3.20%			3.10%
Net interest-earning assets (2)	$319,184			$327,477
Net interest margin (3), (4)			3.41%			3.28%

Average interest-earning assets to interest-bearing liabilities			129.16%			129.88%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	The tax adjusted net interest margin was 3.43% and 3.31% for the above periods ended September 30, 2016 and 2015 respectively. A 35% tax rate was used to calculate the effect on securities income from tax exempt securities.
(5)	Annualized.

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
(in thousands except for %)	Average Balance	Interest	Yield/Rate (5)	Average Balance	Interest	Yield/Rate (5)
Assets
Interest-earning assets:
Interest-earning deposits with banks	$20,926	$55	0.35%	$30,841	$56	0.24%
Securities (including FHLB stock)	538,748	10,013	2.48%	638,320	10,256	2.15%
Federal funds sold	257	-	-%	312	-	-%
Loans held for sale	-	-	-%	-	-	-%
Loans, net of unearned income	869,325	33,749	5.19%	805,947	31,680	5.26%
Total interest-earning assets	1,429,256	$43,817	4.10%	1,475,420	$41,992	3.81%

Noninterest-earning assets:
Cash and due from banks	7,988			7,025
Premises and equipment, net	22,099			19,896
Other assets	3,855			6,299
Total Assets	$1,463,198			$1,508,640

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$414,633	$1,902	0.61%	$412,053	$1,052	0.34%
Savings deposits	87,344	54	0.08%	76,591	26	0.05%
Time deposits	570,615	4,541	1.06%	652,050	5,369	1.10%
Borrowings	43,485	1,126	3.46%	5,909	104	2.36%
Total interest-bearing liabilities	1,116,077	$7,623	0.91%	1,146,603	$6,551	0.76%

Noninterest-bearing liabilities:
Demand deposits	217,474			210,598
Other	4,384			5,245
Total Liabilities	1,337,935			1,362,446

Shareholders' equity	125,263			146,194
Total Liabilities and Shareholders' Equity	$1,463,198			$1,508,640
Net interest income		$36,194			$35,441

Net interest rate spread (1)			3.19%			3.05%
Net interest-earning assets (2)	$313,179			$328,817
Net interest margin (3), (4)			3.38%			3.21%

Average interest-earning assets to interest-bearing liabilities			128.06%			128.68%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)	The tax adjusted net interest margin was 3.41% and 3.24% for the above periods ended September 30, 2016 and 2015 respectively. A 35% tax rate was used to calculate the effect on securities income from tax exempt securities.
(5)	Annualized.

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

For the three months ended September 30, 2016, the provision for loan losses was $1.2 million compared to $1.9 million for the same period in 2015. The allowance for loan losses at September 30, 2016 was $10.2 million and was 1.13% of total loans. The decrease in the provision was attributed to the improvement in credit quality of the loan portfolio.

We recorded a $3.0 million provision for loan losses for the nine months ended September 30, 2016 compared to $2.9 million for the same period in 2015. The increase in the provision was principally due to growth in loans.

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

Noninterest income totaled $2.6 million for the three months ended September 30, 2016, a decrease of $1.2 million from $3.7 million for the three months ended September 30, 2015.  The decrease was primarily due to lower gains on securities sales.  Net securities gains were $1.2 million for the three months ended September 30, 2016 as compared to $2.2 million for the same period in 2015. First Guaranty also liquidated its shares in a preferred security that converted to common stock in the third quarter of 2015 at a gain of $2.7 million. The gains on securities sales occurred as First Guaranty sold investment securities in order to fund loan growth. We also continued to have gains from bonds that were called and paid off before their contractual maturity. Service charges, commissions and fees totaled $0.6 million for the three months ended September 30, 2016 and $0.7 million for the same period in 2015.  ATM and debit card fees totaled $0.5 million for the three months ended September 30, 2016 as compared to $0.4 million for the same period in 2015. Other noninterest income totaled $0.4 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively.

Noninterest income totaled $8.0 million for the nine months ended September 30, 2016, an increase of $0.5 million from $7.6 million for the nine months ended September 30, 2015.  The increase was primarily due to higher gains on securities sales.  Net securities gains were $3.8 million for the nine months ended September 30, 2016 as compared to $3.2 million for the same period in 2015. The gains on securities sales occurred as First Guaranty sold investment securities in order to fund loan growth.  We also continued to have gains from bonds that were called and paid off before their contractual maturity. Service charges, commissions and fees totaled $1.8 million for the nine months ended September 30, 2016 as compared to $2.0 million for the same period in 2015.  ATM and debit card fees totaled $1.4 million for the nine months ended September 30, 2016 and $1.3 million for the same period in 2015. Other noninterest income totaled $1.1 million and $1.0 million for the nine months ended September 30, 2016 and 2015, respectively.

Noninterest Expense.

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense and other types of expenses.  Noninterest expense totaled $8.3 million for the three months ended September 30, 2016 and $7.8 million for the three months ended September 30, 2015. Salaries and benefits expense totaled $4.2 million for the three months ended September 30, 2016 and $3.8 million for the three months ended September 30, 2015. Occupancy and equipment expense totaled $1.1 million for the three months ended September 30, 2016 and $1.0 million for the three months ended September 30, 2015. Other noninterest expense totaled $3.0 million for the three months ended September 30, 2016 and 2015. The largest increase in other noninterest expense occurred due to increased data processing fees.  Included in non-interest expense were flood related expenses of approximately $0.1 million that occurred during the third quarter of 2016.

Noninterest expense totaled $24.7 million for the nine months ended September 30, 2016 and $23.4 million for the nine months ended September 30, 2015. Salaries and benefits expense totaled $12.4 million for the nine months ended September 30, 2016 and $11.7 million for the nine months ended September 30, 2015. Occupancy and equipment expense totaled $3.1 million for the nine months ended September 30, 2016 and $2.9 million for the nine months ended September 30, 2015. Other noninterest expense totaled $9.2 million for the nine months ended September 30, 2016, an increase of $0.5 million when compared to $8.7 million for the same period in 2015. The largest increase in other noninterest expense occurred due to increased legal and professional fees.

The following table presents, for the periods indicated, the major categories of other noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Other noninterest expense:
Legal and professional fees	$530	$560	$1,605	$1,351
Data processing	311	250	959	866
ATM fees	240	259	763	788
Marketing and public relations	223	242	705	611
Taxes - sales, capital, and franchise	176	177	610	542
Operating supplies	113	117	347	319
Software expense and amortization	204	160	627	439
Travel and lodging	162	247	518	657
Telephone	43	43	139	138
Amortization of core deposits	80	80	240	240
Donations	88	88	283	258
Net costs from other real estate and repossessions	132	117	331	407
Regulatory assessment	300	288	857	828
Other	401	348	1,223	1,272
Total other noninterest expense	$3,003	$2,976	$9,207	$8,716

Income Taxes.

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other non-deductible expenses. The provision for income taxes for the three months ended September 30, 2016 and 2015 was $1.8 million and $2.0 million, respectively.  The provision for income taxes decreased due to the decrease in income before taxes. First Guaranty’s statutory tax rate was 35.0% for the three months ended September 30, 2016, which was unchanged from the third quarter of 2015.

The provision for income taxes for the nine months ended September 30, 2016 and 2015 was $5.6 million. Our statutory tax rate was 35.0% for the nine months ended September 30, 2016 and September 30, 2015.

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

Loans maturing within one year or less at September 30, 2016 totaled $160.8 million. At September 30, 2016, time deposits maturing within one year or less totaled $364.3 million. First Guaranty’s held-to-maturity ("HTM") portfolio at September 30, 2016 was $92.4 million or 19.4% of the investment portfolio compared to $169.8 million or 31.1% at December 31, 2015. The securities in the HTM portfolio are used to collateralize public funds deposits and may also be used to secure borrowings with the Federal Home Loan Bank or Federal Reserve Bank. The agency securities in the HTM portfolio have maturities of 10 years or less. The mortgage backed securities have stated final maturities of 15 to 20 years at September 30, 2016. The HTM portfolio had a forecasted weighted average life of approximately 4.45 years based on current interest rates. Management regularly monitors the size and composition of the HTM portfolio to evaluate its effect on First Guaranty’s liquidity. First Guaranty’s available-for-sale ("AFS") portfolio was $382.7 million or 80.6% of the investment portfolio as of September 30, 2016. The majority of the AFS portfolio was comprised of  U.S. Government Agencies, municipal bonds and investment grade corporate bonds. Management believes these securities are readily marketable and enhance First Guaranty’s liquidity.

First Guaranty maintained a net borrowing capacity at the Federal Home Loan Bank totaling $41.0 million and $116.7 million at September 30, 2016 and December 31, 2015, respectively. The change in borrowing availability with the Federal Home Loan Bank was due to changes in the value that First Guaranty receives on pledged collateral and due to First Guaranty's usage of the line. First Guaranty also has a discount window line with the Federal Reserve Bank. We also maintain federal funds lines of credit at various correspondent banks with borrowing capacity of $70.5 million and a revolving line of credit for $2.5 million with an availability of $2.5 million as of September 30, 2016. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources.

First Guaranty's capital position is reflected in shareholders’ equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total shareholders’ equity increased to $129.1 million at September 30, 2016 from $118.2 million at December 31, 2015. The increase in total shareholders’ equity was principally the result of an increase in retained earnings of $7.3 million and a $3.7 million increase in the balance of accumulated other comprehensive income from a $0.9 million loss at December 31, 2015 to a $2.7 million gain at September 30, 2016.  The $7.3 million increase in retained earnings was due to net income of $10.9 million during the nine month period ended September 30, 2016, partially offset by $3.7 million in cash dividends paid on our common stock.

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

In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements.  As of September 30, 2016, the Bank's capital conservation buffer was 5.68% exceeding the minimum of 0.625% for 2016.  As of September 30, 2016, the Company's capital conservation buffer was 5.11% exceeding the minimum of 0.625% for 2016.

At September 30, 2016, we satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.

	"Well Capitalized Minimums"	As of September 30, 2016	As of December 31, 2015
Tier 1 Leverage Ratio
Consolidated	5.00%	8.58%	8.17%
Bank	5.00%	9.86%	9.74%

Tier 1 Risk-based Capital Ratio
Consolidated	8.00%	11.11%	10.85%
Bank	8.00%	12.76%	12.98%

Total Risk-based Capital Ratio
Consolidated	10.00%	13.38%	13.13%
Bank	10.00%	13.68%	13.86%

Common Equity Tier One Capital Ratio
Consolidated	6.50%	11.11%	10.85%
Bank	6.50%	12.76%	12.98%

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

The following interest sensitivity analysis is one measurement of interest rate risk. This analysis reflects the contractual maturity characteristics of assets and liabilities over various time periods. This analysis does not factor in prepayments or interest rate floors on loans which may significantly change the report. This table includes nonaccrual loans in their respective maturity periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at September 30, 2016 illustrated below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

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

	September 30, 2016
	Interest Sensitivity Within
(in thousands except for %)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$379,234	$59,601	$438,835	$471,910	$910,745
Securities (including FHLB stock)	37,012	7,831	44,843	431,873	476,716
Federal Funds Sold	285	-	285	-	285
Other earning assets	15,277	-	15,277	-	15,277
Total earning assets	$431,808	$67,432	$499,240	$903,783	$1,403,023

Source of Funds:
Interest-bearing accounts:
Demand deposits	$398,296	$-	$398,296	$-	$398,296
Savings deposits	93,749	-	93,749	-	93,749
Time deposits	187,767	176,499	364,266	169,450	533,716
Short-term borrowings	9,500	-	9,500	-	9,500
Senior long-term debt	23,099	405	23,504	-	23,504
Junior subordinated debt	-	-	-	14,622	14,622
Noninterest-bearing, net	-	-	-	329,636	329,636
Total source of funds	$712,411	$176,904	$889,315	$513,708	$1,403,023

Period gap	$(280,603)	$(109,472)	$(390,075)	$390,075
Cumulative gap	$(280,603)	$(390,075)	$(390,075)	$-

Cumulative gap as a percent of earning assets	-20.0%	-27.8%	-27.8%

Net interest income at risk measures the risk of a decline in earnings due to changes in interest rates. The first table below presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in the yield curve over a 12-month horizon at September 30, 2016. Shifts are measured in 100 basis point increments (+400 through -100 basis points) from base case. We don’t present shifts less than 100 basis points because of the current low interest rate environment. The base case scenario encompasses key assumptions for asset/liability mix, loan and deposit growth, pricing, prepayment speeds, deposit decay rates, securities portfolio cash flows and reinvestment strategy and the market value of certain assets under the various interest rate scenarios. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous shocks are performed against that yield curve. The second table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from a gradual shift in the yield curve over a 12 month horizon.

Instantaneous Changes in Interest Rates (In Basis Points)	Percent Change In Net Interest Income
+400	(19.28%)
+300	(10.93%)
+200	(6.00%)
+100	(2.15%)
Base	-%
-100	(2.07%)

Gradual Change in Interest Rates (In Basis Points)	Percent Change In Net Interest Income
+400	(7.44%)
+300	(4.81%)
+200	(2.73%)
+100	(1.05%)
Base	-%
-100	(0.09%)

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

At September 30, 2016, First Guaranty is subject to various legal proceedings in the normal course of business and otherwise. It is our belief that the ultimate resolution of such claims will not have a material adverse effect on First Guaranty's financial position or results of operations.

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

FIRST GUARANTY BANCSHARES, INC.

Date: November 14, 2016	By: /s/ Alton B. Lewis
Alton B. Lewis
Principal Executive Officer

Date: November 14, 2016	By: /s/ Eric J. Dosch
Eric J. Dosch
Principal Financial Officer
Secretary and Treasurer