Form 10-K
period 2016-12-31
First Guaranty Bancshares, Inc.
filed 2017-03-30
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
YES☒         NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.
YES ☒        NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.T ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐ Accelerated filer☐ Non-accelerated filer☐ Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES ☐        NO ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2016 was $68,698,624 based upon the price from the last trade of $16.00.

As of March 29, 2017, there were issued and outstanding 7,609,194 shares of the Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)	Proxy Statement for the 2017 Annual Meeting of Shareholders of the Registrant (Part III).

PART I

Item 1 – Business

Our Company

First Guaranty Bancshares, Inc. ("First Guaranty" or the "Company") is a Louisiana-chartered bank holding company headquartered in Hammond, Louisiana. Our wholly owned subsidiary, First Guaranty Bank (the "Bank"), a Louisiana-chartered commercial bank, provides personalized commercial banking services mainly to Louisiana customers through 21 banking facilities primarily located in the Market Services Areas ("MSAs"), of Hammond, Baton Rouge, Lafayette and Shreveport-Bossier City. Our principal business consists of attracting deposits from the general public and local municipalities in our market areas and investing those deposits, together with funds generated from operations and borrowings in lending and in securities activities to serve the credit needs of our customer base, including commercial real estate loans, commercial and industrial loans, one- to four-family residential real estate loans, construction and land development loans, agricultural and farmland loans, and to a lesser extent, consumer and multifamily loans. We also participate in certain syndicated loans, including shared national credits, with other financial institutions. We offer a variety of deposit accounts to consumers and small businesses, including personal and business checking and savings accounts, time deposits, money market accounts and demand accounts. We invest a portion of our assets in securities issued by the United States Government and its agencies, state and municipal obligations, corporate debt securities, mutual funds, and equity securities. We also invest in mortgage-backed securities primarily issued or guaranteed by United States Government agencies or enterprises. In addition, we offer a broad range of consumer services, including personal and commercial credit cards, remote deposit capture, safe deposit boxes, official checks, internet banking, automated teller machines, online bill pay, mobile banking and lockbox services.

At December 31, 2016, we had consolidated total assets of $1.5 billion, total deposits of $1.3 billion and total shareholders' equity of $124.3 million.

Recent Events

On January 30, 2017, First Guaranty entered into an Agreement and Plan of Merger (the "Merger Agreement") with Premier Bancshares, Inc., a Texas corporation ("Premier"), pursuant to which Premier will merge with and into First Guaranty (the "Merger").  Following the consummation of the Merger, and following the consummation of a merger of Premier's wholly-owned subsidiary, Premier Delaware Bancshares, Inc. ("Premier Delaware"), with and into First Guaranty, Synergy Bank, S.S.B., a Texas-state chartered savings bank and wholly-owned subsidiary of Premier Delaware ("Synergy Bank"), will merge with and into First Guaranty Bank, a Louisiana-state chartered commercial bank and wholly-owned subsidiary of First Guaranty, with First Guaranty Bank continuing as the surviving entity. The Merger Agreement was unanimously approved by the Board of Directors of each of First Guaranty and Premier.

The Merger is expected to close either late in the second quarter or early in the third quarter of 2017 following receipt of all regulatory and shareholder approvals.

Our History and Growth

First Guaranty Bank was founded in Amite, Louisiana on March 12, 1934. While the origins of First Guaranty Bank go back over 80 years, we began our modern history in 1993 when an investor group, led by Marshall T. Reynolds, our Chairman, invested $3.6 million in First Guaranty Bank as part of a recapitalization plan with the objective of building a community-focused commercial bank in our Louisiana markets. Since the implementation of that recapitalization plan, we have grown from six branches and $159 million in assets at the end of 1993 to 21 branches and $1.5 billion in assets at December 31, 2016. We have also paid a quarterly dividend for 94 consecutive quarters as of December 31, 2016. On July 27, 2007, we formed First Guaranty Bancshares and completed a one-for-one share exchange that resulted in First Guaranty Bank becoming the wholly-owned subsidiary of First Guaranty Bancshares (the "Share Exchange") and First Guaranty Bancshares becoming an SEC reporting public company.

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
Hammond MSA

In addition, our participation in the SBLF enabled us to leverage $39.4 million in capital received from the United States Department of the Treasury (the "U.S. Treasury") to grow our lending business. As a result of the SBLF capital, we were able to grow our qualified small business lending by $54.4 million since 2011. The majority of this loan growth has been concentrated in owner-occupied commercial real estate and commercial and industrial loans. In November 2015, First Guaranty completed a public stock offering selling 626,560 shares and raising $9.3 million in net proceeds. In connection with the completion of the stock offering, First Guaranty's common shares began trading on the NASDAQ Global Market. In December 2015, we redeemed the $39.4 million in preferred stock issued to the U.S. Treasury.

Our Markets

Our primary market areas include the Louisiana MSAs of Hammond, Baton Rouge, Lafayette, and Shreveport-Bossier City. Most of our branches are located along the major Louisiana interstates of I-12, I-55, I-10 and I-20.

Hammond MSA. We are headquartered in Hammond, Louisiana and approximately 50% of our deposits are in the Hammond MSA, our largest deposit concentration market. We had a deposit market share of 35.3% (at June 30, 2016) in the Hammond MSA, placing us first overall. Hammond is the principal city of the Hammond MSA, which includes all of Tangipahoa Parish, and is located approximately 50 miles north of New Orleans and 30 miles east of Baton Rouge. The Hammond MSA has a population of approximately 125,000. Hammond is intersected by I-55 and I-12, which are two heavily traveled interstate highways. As a result of Hammond's close proximity to New Orleans and Baton Rouge, Hammond and Tangipahoa Parish are among the fastest growing cities and Parishes in Louisiana. There is an abundance of new development, both commercial and residential, as well as numerous hotels which absorb overflowing demand for rooms near major events in New Orleans. Hammond is also the home of the main campus of Southeastern Louisiana University, with an enrollment of approximately 15,000 students.

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

Continue to Increase Total Loans as a Percentage of Assets. We plan to continue to change our asset composition by growing our loan portfolio to increase our total loans as a percentage of our assets. Our loan to deposit ratio was 71.6% as of December 31, 2016. The growth in our loan portfolio has broadened our customer base, reduced our interest rate risk exposure to fixed rate investment securities, and helped us expand our net interest margin. We have invested in the internal development of our lending department along with the select addition of experienced lenders.

We intend to continue to grow our loan portfolio organically by targeting small and medium-sized businesses engaged in manufacturing, agriculture, petrochemicals, healthcare and other professional services. As a participant in the SBLF, we developed and executed a sustained loan growth campaign focused on these target loan areas beginning in 2011 that far exceeded our original goals of the program. We are continuing this campaign even after we redeemed our SBLF preferred stock in December 2015.  Our gross loan portfolio has increased by $375.8 million, or 65.6%, to $948.9 million at December 31, 2016 from $573.1 million at December 31, 2011.

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

Over the last nine years, we have pursued a focused program to participate in syndicated loans (loans made by a group of lenders, including us, who share or participate in a specific loan, which is typically secured by business assets or equipment, and also commercial real estate) with a larger regional financial institution as the lead lender. Our focus has been to finance middle market companies whose borrowing needs typically range from $25 million to $75 million. Syndicated loans diversify our loan portfolio, increase our yield and mitigate interest rate risk due to the variable rate pricing structure of the loans. We expect to continue our syndicated lending program but our local loan originations remain our funding priority.

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

Expand Individual and Business Deposits and Maintain our Public Funds Program. Our deposit strategy is focused on continuing to expand our individual and business deposit bases while maintaining our public funds deposit program. Our deposit strategy leverages off the market share dominance that we have in several of our markets, such as the Hammond MSA where we had a 35.31% deposit market share at June 30, 2016, placing us first overall. In recent years, we have worked to prudently and diligently lower our cost of deposits. Our commercial and consumer lending teams focus on building business and individual deposits concurrent with loans. Our public funds department is dedicated to maintaining strong relationships with our well diversified base of public entities. We provide a variety of services to our public funds clients. Our public funds deposit program has provided us with a stable and low cost source of funding. We will continue to concentrate on keeping many of these funds under contract as we are often the fiscal agent for these governmental agencies which helps maintain this funding.

Maintain Strong Asset Quality. We emphasize a disciplined credit culture based on intimate market knowledge, close ties to our customers, sound underwriting standards and experienced loan officers. While the challenging operating environment which began following the 2008-2009 recession of the United States contributed to an increase in problem assets, management's primary objective has been to expeditiously reduce the level of non-performing assets through diligent monitoring and aggressive resolution efforts. The results of this effort are reflected in our improved asset quality. At December 31, 2016, non-performing assets totaled $22.2 million, or 1.48% of total assets, and has declined by $1.3 million from $23.5 million, or 1.67% of total assets at December 31, 2012.

Pursue Strategic Acquisitions. Our strategy is to supplement our organic growth by executing a targeted and disciplined acquisition strategy of community banks and non-banking financial companies as opportunities arise. On January 30, 2017, we announced that First Guaranty had entered into a merger agreement with Premier which is located in the Dallas / Fort Worth market area in Texas. At December 31, 2016, Premier had $154 million in total assets, $129 million in deposits, and $19 million in stockholders' equity. We have successfully integrated prior acquisitions as demonstrated by our acquisitions of Greensburg Bancshares, Inc. in 2011 and Homestead Bancorp, Inc. in 2007. Our board of directors' broad experiences across many industries assists us in expanding our business. Our Chairman, Marshall T. Reynolds, has more than 40 years of experience in managing the growth of commercial banks both organically and through acquisitions throughout the United States.

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

Non-Farm Non-Residential Loans. Non-farm non-residential loans are an integral part of our operating strategy. We expect to continue to emphasize this business line in the future with a target loan size of $1.0 million to $10.0 million to small businesses and real estate projects in our market area. At December 31, 2016 loans secured by non-farm non-residential properties totaled $417.0 million, or 43.9% of our total loan portfolio. Our non-farm non-residential loans are secured by commercial real estate generally located in our market area, which may be owner-occupied or non-owner occupied. Our owner-occupied commercial real estate loans totaled $130.9 million, or 31.4% of total non-farm non-residential loans at December 31, 2016. Permanent loans on non-farm non-residential properties are generally originated in amounts up to 85% of the appraised value of the property for owner-occupied commercial real estate properties and up to 80% of the appraised value of the property for non- owner-occupied commercial real estate properties. We consider a number of factors in originating non-farm non-residential loans. We evaluate the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. We consider the financial resources of the borrower, the borrower's experience in owning or managing similar property and the borrower's payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that the borrower's net operating income together with the borrower's other sources of income is at least 125% of the annual debt service and the ratio of the loan amount to the appraised value of the mortgaged property. We generally obtain personal guarantees from the borrower or a third party as a condition to originating commercial real estate loans. All non-farm non-residential loans are appraised by outside independent appraisers approved by the board of directors.

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

Commercial and Industrial Loans. Commercial and industrial loans totaled $194.0 million, or 20.4% of our total loan portfolio at December 31, 2016. Commercial and industrial loans (excluding syndicated loans) are generally made to small and mid-sized companies located within the State of Louisiana. We also participate in government programs which guarantee portions of commercial and industrial loans such as the SBA and USDA. In most cases, we require collateral of equipment, accounts receivable, inventory, chattel or other assets before making a commercial business loan. We have a dedicated staff within our credit department that monitors asset based lending and regularly conducts reviews of borrowing based certificates, aging and inventory reports, and on-site audits. Our commercial term loans totaled $84.1 million at December 31, 2016, or 43.4% of total commercial and industrial loans. Our commercial and industrial maximum loan to value limit is 80%. Our commercial term loans are generally fixed interest rate loans, indexed to the prime rate, with terms of up to five years, depending on the needs of the borrower and the useful life of the underlying collateral. Our commercial lines of credit totaled $109.9 million at December 31, 2016, or 56.6% of total commercial and industrial loans. Typically, our commercial lines of credit are adjustable rate lines, indexed to the prime interest rate, which generally mature yearly. Our underwriting standards for commercial and industrial loans include a review of the applicant's tax returns, financial statements, credit history, the underlying collateral and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan based on cash flow generated by the applicant's business. We generally obtain personal guarantees from the borrower or a third party as a condition to originating commercial and industrial loans.

Over the last nine years, we pursued a focused program to participate in syndicated loans (loans made by a group of lenders, including us, who share or participate in a specific loan) with a larger regional financial institution as the lead lender. Syndicated loans are typically made to large businesses (which are referred to as shared national credits) or middle market companies (which do not meet the regulatory definition of shared national credits), both of which are secured by business assets or equipment, and also commercial real estate. The syndicate group for both types of loans usually consists of two to three other financial institutions. These loans are adjustable-rate loans generally tied to LIBOR. Our participation amounts typically range between $5.0 million and $15.0 million. Our focus has been to finance middle market companies whose borrowing needs typically range from $25.0 million to $75.0 million. Syndicated loans diversify our loan portfolio, increase our yield and mitigate interest rate risk due to the variable rate pricing structure of the loans. We have a defined set of credit guidelines that we use when evaluating these credits. Our credit department independently reviews all syndicate loans and our board of directors has created a special committee to oversee the underwriting and approval of these loans.  At December 31, 2016, syndicated loans secured by assets other than commercial real estate totaled $77.5 million, or 40.0% of the commercial and industrial loan portfolio.

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

One- to Four-Family Residential Real Estate Loans. At December 31, 2016, our one- to four-family residential real estate loans totaled $135.2 million, or 14.2% of our total loan portfolio. We originate one- to four-family residential real estate loans that are secured primarily by residential property in Louisiana. We generally originate loans in amounts up to 95% of the lesser of the appraised value or purchase price of the mortgaged property. We currently offer one- to four-family residential real estate loans with terms up to 30 years that are generally underwritten according to Fannie Mae guidelines, and we refer to loans that conform to such guidelines as "conforming loans." We generally originate fixed-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which at December 31, 2016 was $417,000 for single-family homes in our market area. At December 31, 2016, we held $22.2 million in jumbo loans that are greater than the conforming loan limit. We generally hold our one- to four-family residential real estate loans in our portfolio. We also originate one- to four-family residential real estate loans secured by non-owner occupied properties, but less frequently. Our fixed-rate one- to four-family residential real estate loans include loans that generally amortize on a monthly basis over periods between 10 to 30 years with maturities that range from eight to 30 years. Fixed rate one- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers have the right to refinance or prepay their loans. We do not offer one- to four-family residential real estate loans specifically designed for borrowers with sub-prime credit scores, including interest-only, negative amortization or payment option adjustable-rate mortgage loans.

We have diversified our one- to four-family residential real estate loans with the select purchase of conforming mortgage loans that are located outside Louisiana. Our purchased loans are generally serviced by other financial institutions. At December 31, 2016, $30.8 million of our one- to four-family residential real estate loans, or 22.8% of our one- to four-family residential real estate loans, were purchased loans secured by property located outside our market area. The majority of our out of state purchased one- to four-family residential real estate loans are located in West Virginia, Virginia, Pennsylvania and the District of Columbia. Our purchased one- to four-family residential real estate loans must meet our internal underwriting criteria. At December 31, 2016, we had no purchased one- to four-family residential real estate loans that were classified as nonaccruing. While we intend to continue to purchase one- to four-family residential real estate loans from time-to-time, our strategic emphasis for future periods is to increase the volume of our internal originations of such loans.

Our one- to four-family loans also include home equity lines of credit that have second mortgages. At December 31, 2016, we had $6.1 million in home equity lines of credit, which represented 4.5% of our one- to four-family residential real estate loans. Our home equity products are originated in amounts, that when combined with the existing first mortgage loan, do not generally exceed 80% of the loan-to-value ratio of the subject property.

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

Construction and Land Development Loans. We offer loans to finance the construction of various types of commercial and residential property. At December 31, 2016, $84.2 million, or 8.9% of our total loan portfolio consisted of construction and land development loans. Construction loans to builders generally are offered with terms of up to 18 months and interest rates are tied to the prime lending rate. These loans generally are offered as fixed or adjustable-rate loans. We will originate residential construction loans for individual borrowers and builders, provided all necessary plans and permits have been obtained. Construction loan funds are disbursed as the project progresses.  We will originate construction loans up to 80% of the estimated completed value of the project and we will originate land development loans in amounts up to 75% of the value of the property as developed. We will originate owner occupied one-to-four family residential construction loans up to 90% of the estimated completed value of the property.

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

Agricultural Loans. We are the leading lender for agricultural loans in our Southwest Louisiana market. Our agricultural lending includes loans to farmers for the purpose of cultivating rice, sugarcane, soybeans, timber, poultry and cattle. Agricultural loans are generally secured by crops, but may include additional collateral such as farm equipment or vehicles. Agricultural loans totaled $23.8 million, or 2.5% of our total loan portfolio at December 31, 2016. Such loans are generally offered with fixed rates at a margin above prime for a term of generally one year. We will originate agricultural loans in those instances where the borrower's financial strength and creditworthiness has been established. Agricultural loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower's business. Substantially all of our originated agricultural loans are guaranteed by the U.S. Farm Service Agency. We generally obtain personal guarantees from the borrower or a third party as a condition to originating agricultural loans.

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

Farmland Loans. We originate first mortgage loans secured by farmland. At December 31, 2016, farmland loans totaled $21.1 million, or 2.2% of our total loan portfolio. Such loans are generally fixed-rate loans at a margin over the prime rate with terms up to five years and amortization schedules of up to 20 years (40 years if secured by a guarantee from the U. S. Farm Service Agency). Loans secured by farmland may be made in amounts up to 80% of the value of the farm. However, we will originate farmland loans in amounts up to 100% of the value of the farm if the borrower is able to secure a guarantee from the U.S. Farm Service Agency. Generally, we obtain personal guarantees of the borrower on all loans secured by farmland.

Consumer and Other Loans. We make various types of secured consumer loans that are collateralized by deposits, boats and automobiles as well as unsecured consumer loans. Such loans totaled $63.0 million, or 6.6% of our total loan portfolio at December 31, 2016. Included in other loans were $2.6 million in purchased commercial leases that are serviced by the Bank as of December 31, 2016. Consumer loans generally have a fixed rate at a margin over the prime rate and have terms of three years to ten years. At December 31, 2016, $7.8 million of our consumer loans were unsecured. Our procedure for underwriting consumer loans includes an assessment of the applicant's credit history and ability to meet existing obligations and payments for the proposed loan, as well as an evaluation of the value of the collateral security, if any.

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

Multi-Family Loans. On occasion we will originate loans secured by multifamily real estate. At December 31, 2016, we had $12.5 million or 1.3% of our total loan portfolio in multifamily loans. Such loans may be either fixed- or adjustable-rate loans tied to the prime rate with terms to maturity up to five years and amortization schedules of up to 20 years. We will originate multifamily loans in amounts up to 80% of the value of the multi-family property. Nearly all of our multifamily loans are secured by properties in Louisiana. The underwriting of multi-family loans follows the general guidelines for our non-farm non-residential loans.

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

Loan Originations, Sales and Participations. Loan originations are derived from a number of sources such as referrals from our board of directors, existing customers, borrowers, builders, attorneys and walk-in customers. We generally retain the loans that we originate in our loan portfolio and only sell loans infrequently. We had $8.8 million at December 31, 2016 in purchased loan participations that were not syndicated loans. We had $2.6 million in purchased commercial leases that are serviced by the Bank as of December 31, 2016. At December 31, 2016, we had $82.8 million in syndicated loans, of which $82.8 million were shared national credits.

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

Our lending activities are also subject to Louisiana statutes and internal guidelines limiting the amount we can lend to any one borrower. Subject to certain exceptions, under Louisiana law the Bank may not lend on an unsecured basis to any single borrower (i.e., any one individual or business entity and his or its affiliates) an amount in excess of 20% of the sum of the Bank's capital stock and surplus, or on a secured basis an amount in excess of 50% of the sum of the Bank's capital stock and surplus. At December 31, 2016, our secured legal lending limit was approximately $47.4 million and our unsecured legal lending limit was approximately $19.0 million. None of our borrowers are currently approaching these limits.

Deposit Products

Consumer and commercial deposits are attracted principally from within our primary market area through the offering of a selection of deposit instruments including noninterest-bearing and interest-bearing demand, savings accounts and time accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate. At December 31, 2016, we held $1.3 billion in deposits.

We actively seek to obtain public funds deposits. At December 31, 2016, public funds deposits totaled $556.9 million. We have developed a program for the retention and management of public funds deposits. These deposits are from local government entities such as school districts, hospital districts, sheriff departments and other municipalities. We solicit their operating, savings, and time deposits and we are often the fiscal agent for the municipality. The majority of these deposits are under contractual terms of up to three years. Public funds deposit accounts are collateralized by FHLB letters of credit and by eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac. We believe that public funds provide a low cost and stable source of funding. The public funds deposit portfolio has been a key driver of earnings for First Guaranty as we have profitability deployed these funds into investment securities and loans.

The interest rates paid by us on deposits are set at the direction of our executive management. Interest rates are determined based on our liquidity requirements, interest rates paid by our competitors, and our growth goals and applicable regulatory restrictions and requirements. At December 31, 2016, we had $91.1 million in brokered deposits.

Investments

Our investment policy is to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and to meet pledging requirements for our public funds and other borrowings. Our investment securities consist of: (1) U.S. Treasury obligations; (2) U.S. government agency obligations; (3) mortgage-backed securities; (4) corporate and other debt securities; (5) mutual funds and other equity securities and (6) municipal bonds. Our U.S. government agency securities, primarily consisting of government-sponsored enterprises, comprise the largest share of our investment securities, having a fair value of $195.8 million, of which $178.3 million were classified as available-for-sale and $17.5 million as held-to-maturity, at December 31, 2016.

The Bank's management asset liability committee and board investment committee are responsible for regular review of our investment activities and the review and approval of our investment policy. These committees monitor our investment securities portfolio and direct our overall acquisition and allocation of funds, with the goal of structuring our portfolio such that our investment securities provide us with a stable source of income but without exposing us to an excessive degree of market risk. During the last five years, our securities portfolio has generated $86.1 million of pre-tax income. For the year ended December 31, 2016, we had two securities with other than temporary impairment of $0.1 million.

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

Employees

At December 31, 2016, we had 282 full-time and 22 part-time employees. None of our employees is represented by a collective bargaining group or are parties to a collective bargaining agreement. We believe that our relationship with our employees is good.

Subsidiaries

Other than our wholly-owned bank subsidiary, First Guaranty Bank, we have no subsidiaries.

Supervision and Regulation

General

First Guaranty Bank is a Louisiana-chartered commercial bank and is the wholly-owned subsidiary of First Guaranty Bancshares, a Louisiana-chartered banking holding company. First Guaranty Bank's deposits are insured up to applicable limits by the FDIC. First Guaranty Bank is subject to extensive regulation by the OFI, as its chartering agency, and by the FDIC, its primary federal regulator and deposit insurer. First Guaranty Bank is required to file reports with, and is periodically examined by, the FDIC and the Louisiana Office of Financial Institutions (the "OFI") concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. As a registered bank holding company, First Guaranty Bancshares is regulated by the Federal Reserve Board.

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

The Dodd-Frank Act

The Dodd-Frank Act significantly changed bank regulation and has affected the lending, investment, trading and operating activities of depository institutions and their holding companies. The Dodd-Frank Act also created the Consumer Financial Protection Bureau (CFPB) with extensive powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. The CFPB also has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, such as First Guaranty Bank, will continue to be examined by their applicable federal bank regulators. The Dodd-Frank Act also gave state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd-Frank Act broadened the base for FDIC assessments for deposit insurance, permanently increasing the maximum amount of deposit insurance to $250,000 per depositor. The Dodd-Frank Act also, among other things, requires originators of certain securitized loans to retain a portion of the credit risk, stipulates regulatory rate-setting for certain debit card interchange fees, repeals restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations. The Dodd-Frank Act increased the ability of shareholders to influence boards of directors by requiring companies to give shareholders a non-binding vote on executive compensation and so-called "golden parachute" payments. The Dodd-Frank Act also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to company executives, regardless of whether the company is publicly traded or not.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. For 2017, the capital conservation buffer will be 1.25% of risk-weighted assets.

In assessing an institution's capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

At December 31, 2016, First Guaranty Bank was well-capitalized based on FDIC guidelines.

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

The FDIC is also authorized to permit state banks to engage in state authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the FDIC insurance fund. The FDIC has adopted regulations governing the procedures for institutions seeking approval to engage in such activities or investments. The Gramm-Leach-Bliley Act of 1999 specified that a state bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a "financial subsidiary," if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

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

"Undercapitalized" banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank's compliance with such a plan must be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the institution's total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an "undercapitalized" bank fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" banks must comply with one or more of a number of additional measures, including, but not limited to, a required sale of sufficient voting stock to become adequately capitalized, a requirement to reduce total assets, cessation of taking deposits from correspondent banks, the dismissal of directors or officers and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. "Critically undercapitalized" institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

Transactions with Related Parties. Transactions between a bank (and, generally, its subsidiaries) and its related parties or affiliates are limited by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank. Generally, Sections 23A and 23B of the Federal Reserve Act limit the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to 10% of such institution's capital stock and surplus and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such institution's capital stock and surplus. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar transactions. In addition, loans or other extensions of credit by the institution to the affiliate are required to be collateralized in accordance with specified requirements. The law also requires that affiliate transactions be on terms and conditions that are substantially the same, or at least as favorable to the institution, as those provided to non-affiliates.

First Guaranty Bank's authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

●
be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

●	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of First Guaranty Bank's capital.

In addition, extensions of credit in excess of certain limits must be approved by First Guaranty Bank's board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement. The FDIC has extensive enforcement authority over insured state banks, including First Guaranty Bank. That enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices. The FDIC also has authority under federal law to appoint a conservator or receiver for an insured bank under certain circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was "critically undercapitalized" on average during the calendar quarter beginning 270 days after the date on which the institution became "critically undercapitalized."

Federal Insurance of Deposit Accounts. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor.

Under the FDIC's risk-based assessment system, insured institutions were assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Rates were based on each institution's risk category and certain specified risk adjustments. Stronger institutions pay lower rates while riskier institutions pay higher rates.

The FDIC published a final rule under the Dodd-Frank Act to reform the deposit insurance assessment system. The rule redefined the assessment base used for calculating deposit insurance assessments effective April 1, 2011. Under the rule, assessments are based on an institution's average consolidated total assets minus average tangible equity instead of total deposits. The rule revised the assessment rate schedule to establish assessments ranging from 2.5 to 45 basis points.

Effective July 1, 2016, the FDIC adopted changes that eliminated the risk categories.  Assessments for most institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years.  In conjunction with the Deposit Insurance Fund reserve ratio achieving 1.5%, the assessment range (inclusive of possible adjustments) was reduced for most banks and savings associations to 1.5 basis points to 30 basis points.

In addition to the FDIC assessments, the Financing Corporation ("FICO") is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2016, the annualized Financing Corporation assessment was equal to 0.56 of a basis point of total assets less tangible capital.

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

Community Reinvestment Act. Under the CRA, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to establish or acquire branches and merger with other depository institutions. The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. First Guaranty Bank's latest FDIC CRA rating, dated February 8, 2016, was "satisfactory."

Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain non interest-earning reserves against their transaction accounts (primarily negotiable order of withdrawal (NOW) and regular checking accounts). For 2017, the regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $115.1 million; a 10% reserve ratio is applied above $115.1 million. The first $15.5 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually. First Guaranty Bank complies with the foregoing requirements.

FHLB System. First Guaranty Bank is a member of the FHLB System, which consists of twelve regional FHLBs. The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB, First Guaranty Bank is required to acquire and hold a specified amount of shares of capital stock in the FHLB. As of December 31, 2016, First Guaranty Bank complies with this requirement.

Other Regulations

Interest and other charges collected or contracted for by First Guaranty Bank are subject to state usury laws and federal laws concerning interest rates. First Guaranty Bank's operations are also subject to federal laws applicable to credit transactions, such as the:

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

●
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services;

●
Check Clearing for the 21st Century Act (also known as "Check 21"), which gives "substitute checks," such as digital check images and copies made from that image, the same legal standing as the original paper check;

●
USA PATRIOT Act, which requires banks operating to, among other things, establish broadened anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

●
Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution's privacy policy and provide such customers the opportunity to "opt out" of the sharing of certain personal financial information with unaffiliated third parties.

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

The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including depository institutions subsidiaries that are "well capitalized" and "well managed," to opt to become a "financial holding company." A "financial holding company" may engage in a broader array of financial activities than permitted a typical bank holding company. Such activities can include insurance underwriting and investment banking. We have not elected "financial holding company" status.

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

We are subject to the Federal Reserve Board's consolidated capital adequacy guidelines for bank holding companies as we have more than $1.0 billion in total assets, subject to certain grandfathered rules.

A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company's consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. The Federal Reserve Board has adopted an exception to that approval requirement for well-capitalized bank holding companies that meet certain other conditions.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board's policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization's capital needs, asset quality and overall financial condition. The Federal Reserve Board's policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by using available resources to provide capital funds during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codified the source of strength policy and requires the promulgation of implementing regulations. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect our ability to pay dividends or otherwise engage in capital distributions.

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

Item 1A. – Risk Factors

An investment in shares of our common stock involves substantial risks. You should carefully consider, among other matters, the factors set forth below as well as the other information included in this Annual Report on Form 10-K. If any of the risks described herein develop into actual events, our business, financial condition, liquidity, results of operations and prospects could be materially and adversely affected, the market price of our common stock could decline and you may lose all or part of your investment.

Risks Related to Our Business and Operations

Adverse events in Louisiana, where our business is concentrated, could adversely affect our results of operations and future growth.

Our business, the location of our branches and the real estate used as collateral on our real estate loans are primarily concentrated in Louisiana. At December 31, 2016, approximately 71.4% of the secured loans in our loan portfolio were secured by real estate and other collateral located in our market area. As a result, we are exposed to risks associated with a lack of geographic diversification. The occurrence of an economic downturn in Louisiana, the current state budget crisis, or adverse changes in laws or regulations in Louisiana could impact the credit quality of our assets, the businesses of our customers and our ability to expand our business. Our success significantly depends upon the growth in population, income levels, deposits and housing in our market area. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may be negatively affected.

Material fluctuations in the price of oil and gas could adversely affect our business. At December 31, 2016, approximately $26.7 million, or 2.8% of our total loan portfolio was comprised of loans to businesses engaged in support or service activities for oil and gas operations. At December 31, 2016 we had $3.5 million in unfunded loan commitments related to these businesses. In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio. In addition, substantially all of our loans are to individuals and businesses in Louisiana. Our business customers may not have customer bases that are as diverse as businesses serving regional or national markets. Consequently, any decline in the economy of our market area could have an adverse impact on our revenues and financial condition. In particular, we may experience increased loan delinquencies, which could result in a higher provision for loan losses and increased charge-offs. Any sustained period of increased non-payment, delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, results of operations and financial condition.

We have a significant number of loans secured by real estate, and a downturn in the local real estate market could negatively impact our profitability.

At December 31, 2016, approximately 70.5% of our total loan portfolio was secured by real estate, almost all of which is located in Louisiana. As a result of the severe recession in 2008 and 2009, real estate values nationally and in our Louisiana markets declined. Recently, real estate values both nationally and in our market areas have shown improvement. Future declines in the real estate values in our Louisiana markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower's obligations to us. This could require increasing our allowance for loan losses to address the decrease in the value of the real estate securing our loans which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our loan portfolio consists of a high percentage of loans secured by non-farm non-residential real estate. These loans carry a greater credit risk than loans secured by one- to four-family properties.

Our loan portfolio includes non-farm non-residential real estate loans, primarily loans secured by commercial real estate such as office buildings, hotels and retail facilities. At December 31, 2016, our non-farm non-residential loans totaled $417.0 million, or 43.9% of our total loan portfolio. Our non-farm non-residential real estate loans expose us to greater risk of nonpayment and loss than one- to four-family family residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the borrowers. If we foreclose on these loans, our holding period for the collateral typically is longer than for a one- to four-family residential property because there are fewer potential purchasers of the collateral. In addition, non-farm non-residential real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential loans. Accordingly, charge-offs on non-farm non-residential loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. An unexpected adverse development on one or more of these types of loans can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

A large portion of our loan portfolio is comprised of commercial and industrial loans secured by receivables, inventory, equipment or other commercial collateral, the deterioration in value of which could increase the potential for future losses.

At December 31, 2016, $194.0 million, or 20.4% of our total loans, was comprised of commercial and industrial loans to businesses collateralized by general business assets including, among other things, accounts receivable, inventory and equipment and generally backed by a personal guaranty of the borrower or principal. These commercial and industrial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial and industrial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property such as equipment and inventory, which may decline in value more rapidly than we anticipate, or may be difficult to market and sell, exposing us to increased credit risk. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets, resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

A portion of our loan portfolio consists of syndicated loans, including syndicated loans known as shared national credits, secured by assets located generally outside of our market area. Syndicated loans may have a higher risk of loss than other loans we originate because we are not the lead lender and we have limited control over credit monitoring.

Over the last nine years, we have pursued a focused program to participate in select syndicated loans (loans made by a group of lenders, including us, who share or participate in a specific loan) with a larger regional financial institution as the lead lender. Syndicated loans are typically made to large businesses (which are referred to as shared national credits) or middle market companies (which do not meet the regulatory definition of shared national credits), both of which are secured by business assets or equipment, and commercial real estate located generally outside of our market area. The syndicate group for both types of loans usually consists of two to three other financial institutions. First Guaranty's commitment typically ranges between $5.0 million to $10.0 million.  At December 31, 2016, we had $82.8 million in syndicated loans, or 8.7% of our total loan portfolio. At December 31, 2016, shared national credit loans totaled $82.8 million, or 8.7% of our total loan portfolio. In addition at December 31, 2016, we did not have any syndicated loans that were not shared national credits. Syndicated loans may have a higher risk of loss than other loans we originate because we rely on the lead lender to monitor the performance of the loan. Moreover, our decision regarding the classification of a syndicated loan and loan loss provisions associated with a syndicated loan are made in part based upon information provided by the lead lender. A lead lender also may not monitor a syndicated loan in the same manner as we would for other loans that we originate. If our underwriting of these syndicated loans is not sufficient, our non-performing loans may increase and our earnings may decrease. At December 31, 2016, we had one syndicated loan that totaled $7.7 million that was non-performing. This relationship had a doubtful credit rating. Doubtful loans have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full questionable and there is a high probability of loss based on currently existing facts, conditions and values. The loan is impaired and  is on non-accrual status. A specific reserve of $2.3 million was allocated as of December 31, 2016. Management monitors this credit on a regular basis.  Additional future reserves or charge-offs may occur with this credit as new information is evaluated.

Curtailment of government guaranteed loan programs could affect a segment of our business, and government agencies may not honor their guarantees if we do not originate loans in compliance with their guidelines.

As of December 31, 2016, $26.2 million, or 2.8% of our total loan portfolio, were comprised of loans where all or some portion of the loans were guaranteed through the SBA, USDA or FSA lending programs, and we intend to grow this segment of our portfolio in the future. From time to time, the government agencies that guarantee these loans reach their internal limits and cease to guarantee loans. In addition, these agencies may change their rules for loans or Congress may adopt legislation that would have the effect of discontinuing or changing the loan programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. Therefore, if these changes occur, the volume of loans to small business, industrial and agricultural borrowers of the types that now qualify for government guaranteed loans could decline. Also, the profitability of these loans could decline.

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

While we attempt to invest a significant percentage of our assets in loans (our loan to deposit ratio was 71.6% at December 31, 2016), we invest a portion of our total assets (33.3% at December 31, 2016) in investment securities with the primary objectives of providing a source of liquidity, generating an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements of our public funds deposits and meeting regulatory capital requirements. At December 31, 2016, the carrying value of our securities portfolio was $499.3 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause an other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. At December 31, 2016, First Guaranty had two corporate debt securities with other-than-temporary impairment. During 2016, credit related impairment in the amount of $0.1 million was charged to earnings and non-credit related other-than-temporary impairment of $6,000 million was recorded in other comprehensive income. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, financial condition and results of operations.

Public funds deposits are an important source of funds for us and a reduced level of those deposits may hurt our profits.

Public funds deposits are a significant source of funds for our lending and investment activities. At December 31, 2016, $556.9 million, or 42.0% of our total deposits, consisted of public funds deposits from local government entities such as school districts, hospital districts, sheriff departments and other municipalities, which are collateralized by letters of credit from the Federal Home Loan Bank ("FHLB") and investment securities. Given our dependence on high-average balance public funds deposits as a source of funds, our inability to retain such funds could significantly and adversely affect our liquidity. Further, our public funds deposits are primarily demand deposit accounts or short-term time deposits and are therefore more sensitive to interest rate risks. If we are forced to pay higher rates on our public funds accounts to retain those funds, or if we are unable to retain such funds and we are forced to resort to other sources of funds for our lending and investment activities, such as borrowings from the FHLB, the interest expense associated with these other funding sources may be higher than the rates we are currently paying on our public funds deposits, which would adversely affect our net income.

Our strategy of pursuing acquisitions exposes us to financial, execution and operational risks that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

On January 30, 2016, we entered into a merger agreement to acquire Premier and its subsidiary Synergy Bank, SSB headquartered in McKinney, Texas. We intend to continue pursuing a strategy that includes acquisitions. An acquisition strategy involves significant risks, including the following:

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

Net interest income is the most significant component of our operating income. For the year ended December 31, 2016, our net interest income totaled $48.4 million in comparison to our total noninterest income of $9.5 million earned during the same year. We do not rely on nontraditional sources of fee income utilized by some community banks, such as fees from sales of insurance, securities or investment advisory products or services. The amount of our net interest income is influenced by the overall interest rate environment, competition, and the amount of interest-earning assets relative to the amount of interest-bearing liabilities. In the event that one or more of these factors were to result in a decrease in our net interest income, we have limited sources of noninterest income to offset any decrease in our net interest income.

If our nonperforming assets increase, our earnings will be adversely affected.

At December 31, 2016, our non-performing assets, which consist of non-performing loans and other real estate owned, were $22.2 million, or 1.48% of total assets. Our non-performing assets adversely affect our net income in various ways:

●	we record interest income only on the cash basis or cost-recovery method for nonaccrual loans and we do not record interest income for other real estate owned;

●	we must provide for probable loan losses through a current period charge to the provision for loan losses;

●	noninterest expense increases when we write down the value of properties in our other real estate owned portfolio to reflect changing market values;

●	there are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees; and

●	the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity.

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

At December 31, 2016, our allowance for loan losses as a percentage of total loans, net of unearned income, was 1.17% and as a percentage of total non-performing loans was 50.9%. The determination of the appropriate level of allowance is subject to judgment and requires us to make significant estimates of current credit risks and future trends, all of which are subject to material changes. If assumptions prove to be incorrect, the allowance for loan losses may not cover inherent losses in the loan portfolio at the date of the financial statements. Significant additions to the allowance would materially decrease net income. Non-performing loans may increase and non-performing or delinquent loans may adversely affect future performance. In addition, federal and state regulators periodically review the allowance for loan losses and may require an increase in the allowance for loan losses or recognize further loan charge-offs. Any significant increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition.

Emphasis on the origination of short-term loans could expose us to increased lending risks.

At December 31, 2016, $708.4 million, or 74.6% of our total loans consisted of short-term loans, defined as loans whose payments are typically based on ten to 20-year amortization schedules but have maturities typically ranging from one to five years. This results in our borrowers having significantly higher final payments due at maturity, known as a "balloon payment." In the event our borrowers are unable to make their balloon payments when they are due, we may incur significant losses in our loan portfolio. Moreover, while the shorter maturities of our loan portfolio help us to manage our interest rate risk, they also increase the reinvestment risk associated with new loan originations. During an economic slow-down, we might incur significant losses as our loan portfolio matures.

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

A significant portion of our noninterest revenue is derived from service charge income. During the year ended December 31, 2016, service charges, commissions and fees represented $2.4 million, or 25.3% of our total noninterest income. During the year ended December 31, 2015, service charges, commissions and fees represented $2.7 million, or 30.5% of our total noninterest income. The largest component of this service charge income is overdraft-related fees. Management believes that changes in banking regulations pertaining to rules on certain overdraft payments on consumer accounts have and will continue to have an adverse impact on our service charge income. Additionally, changes in customer behavior, as well as increased competition from other financial institutions, may result in declines in deposit accounts or in overdraft frequency resulting in a decline in service charge income. A reduction in deposit account fee income could have a material adverse effect on our earnings.

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

Our market area in Southeast Louisiana is close to New Orleans and the Gulf of Mexico, areas which are susceptible to hurricanes, tropical storms and other natural disasters and adverse weather conditions. For example, Hurricane Katrina hit the greater New Orleans area in August 2005 causing widespread damage. In August 2016, Louisiana experienced several flooding which affected several of our markets. Similar future events could potentially cause widespread property damage, require the relocation of an unprecedented number of residents and business operations, and severely disrupt normal economic activity in our market areas, which may have an adverse effect on our operations, loan originations and deposit base. Moreover, our ability to compete effectively with financial institutions whose operations are not concentrated in areas affected by hurricanes or other adverse weather conditions or whose resources are greater than ours will depend primarily on our ability to continue normal business operations following such event. The severity and duration of the effects of hurricanes or other adverse weather conditions will depend on a variety of factors that are beyond our control, including the amount and timing of government, private and philanthropic investments including deposits in the region, the pace of rebuilding and economic recovery in the region and the extent to which a hurricane's property damage is covered by insurance. The occurrence of any such event could have a material adverse effect on our business, financial condition and results of operations.

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

Our businesses are dependent on their ability to process and monitor, on a daily basis, a large number of transactions, many of which are highly complex, across numerous and diverse markets. These transactions, as well as the information technology services we provide to clients, often must adhere to client-specific guidelines, as well as legal and regulatory standards. Due to the breadth of our client base and following the Premier merger, our geographical reach, developing and maintaining our operational systems and infrastructure is challenging, particularly as a result of rapidly evolving legal and regulatory requirements and technological shifts. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as a spike in transaction volume, cyber-attack or other unforeseen catastrophic events, which may adversely affect our ability to process these transactions or provide services.

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

In June 2016, the FASB issued a standard, Financial Instruments – Credit Losses, that will significantly change how banks measure and recognize credit impairment for many financial assets from an incurred loss methodology to a current expected loss model.  The current expected credit loss model will require banks to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets that are in the scope of the standard.  We are currently evaluating the impact of an adoption of this standard.

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

Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities. Additional liquidity is provided by the ability to borrow from the FHLB or the Federal Reserve. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by a decrease in the level of our business activity as a result of a downturn in our target markets or by one or more adverse regulatory actions against us.

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

Our management continues to assess the impact on our operations of the Dodd-Frank Act and its regulations, some of which have yet to be adopted or are to be phased-in over time. However, it is expected that at a minimum our operating and compliance costs will increase, and our interest expense could increase.

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

The final rule includes new minimum risk-based capital and leverage ratios, which became effective for First Guaranty Bancshares and First Guaranty Bank on January 1, 2015, and refines the definition of what constitutes "capital" for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from former rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a "capital conservation buffer" of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. For 2017, the capital conservation buffer will be 1.25% of risk-weighted assets. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

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

If capital and credit markets experience volatility and disruption as they did during the past financial crisis, we may face the following risks:

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

We could remain an emerging growth company for up to five years following the completion of our stock offering in November 2015, or until the earliest of: (1) the last day of the first fiscal year in which our annual gross revenues exceed $1.0 billion; (2) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter; or (3) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period.

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

Our principal shareholders (Marshall T. Reynolds, Douglas V. Reynolds, William K. Hood and Edgar R. Smith III) beneficially own, approximately 47% of our outstanding common stock as of December 31, 2016. Each of these shareholders will continue to have the ability to independently vote a meaningful percentage of our outstanding common stock on all matters put to a vote of our shareholders, including the election of our board of directors and certain other significant corporate transactions, such as a merger or acquisition transaction. On any such matter, the interests of these shareholders may not coincide with the interests of the other holders of our common stock and any such difference in interests may result in that shareholder voting its shares in a manner inconsistent with the interests of other shareholders.

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

Although First Guaranty Bancshares, and First Guaranty Bank prior to the Share Exchange, paid a quarterly dividend to our shareholders for 94 consecutive quarters as of December 31, 2016, we have no obligation to continue paying dividends, and we may change our dividend policy at any time without prior notice to our shareholders. In addition, our ability to pay dividends will continue to be subject, among other things, to certain regulatory guidance and/or restrictions.

Risks Associated with an the Premier Merger

First Guaranty may be unable to successfully integrate Premier's operations or otherwise realize the expected benefits from the Merger, which would adversely affect First Guaranty's results of operations and financial condition.
The Merger involves the integration of two companies that have previously operated independently. The difficulties of combining the operations of the two companies include:

●	integrating personnel with diverse business backgrounds;

●	converting customers to new systems;

●	combining different corporate cultures; and

●	retaining key employees.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the business and the loss of key personnel. The integration of the two companies will require the experience and expertise of certain key employees of Premier who are expected to be retained by First Guaranty. First Guaranty may not be successful in retaining these employees for the time period necessary to successfully integrate Premier's operations with those of First Guaranty. The diversion of management's attention and any delay or difficulty encountered in connection with the Merger and the integration of the two companies' operations could have an adverse effect on the business and results of operations of First Guaranty following the Merger.
The success of the Merger will depend, in part, on First Guaranty's ability to realize the anticipated benefits and cost savings from combining the business of Premier with First Guaranty. If First Guaranty is unable to successfully integrate Premier, the anticipated benefits and cost savings of the Merger may not be realized fully or may take longer to realize than expected. For example, First Guaranty may fail to realize the anticipated increase in earnings and cost savings anticipated to be derived from the Merger. In addition, as with regard to any merger, a significant decline in asset valuations or cash flows may also cause First Guaranty not to realize expected benefits.

Goodwill incurred in the Merger may negatively affect First Guaranty's financial condition.
To the extent that the merger consideration, consisting of cash plus the number of shares of First Guaranty common stock to be issued in the Merger, exceeds the fair value of the net assets, including identifiable intangibles of Premier, that amount will be reported as goodwill by First Guaranty. In accordance with current accounting guidance, goodwill will not be amortized but will be evaluated for impairment annually. A failure to realize expected benefits of the Merger could adversely impact the carrying value of the goodwill recognized in the Merger, and in turn negatively affect First Guaranty's financial condition.
Item 1B – Unresolved Staff Comments

None.

Item 2 - Properties

First Guaranty does not directly own any real estate, but it does own real estate indirectly through its subsidiary. The Bank operates 21 banking centers, including one drive-up facility. The following table sets forth certain information relating to each office. The net book value of premises at all branch locations, including the raw land of branches under development, at December 31, 2016 totaled $23.5 million. We believe that our properties are adequate for our business operations as they are currently being conducted.

Location	Use of Facilities	Year Facility Opened or Acquired	Owned/Leased
First Guaranty Square 400 East Thomas Street Hammond, LA 70401	First Guaranty Bank's Main Office	1975	Owned
2111 West Thomas Street Hammond, LA 70401	Guaranty West Banking Center	1974	Owned
100 East Oak Street Amite, LA 70422	Amite Banking Center	1970	Owned
455 West Railroad Avenue Independence, LA 70443	Independence Banking Center	1979	Owned
301 Avenue F Kentwood, LA 70444	Kentwood Banking Center	1975	Owned
189 Burt Blvd Benton, LA 71006	Benton Banking Center	2010	Owned
126 South Hwy. 1 Oil City, LA 71061	Oil City Banking Center	1999	Owned
401 North 2nd Street Homer, LA 71040	Homer Main Banking Center	1999	Owned
10065 Hwy 79 Haynesville, LA 71038	Haynesville Banking Center	1999	Owned
117 East Hico Street Dubach, LA 71235	Dubach Banking Center	1999	Owned
102 East Louisiana Avenue Vivian, LA 71082	Vivian Banking Center	1999	Owned
500 North Cary Avenue Jennings, LA 70546	Jennings Banking Center	1999	Owned
799 West Summers Drive Abbeville, LA 70510	Abbeville Banking Center	1999	Owned
105 Berryland Ponchatoula, LA 70454	Berryland Banking Center	2004	Leased
2231 S. Range Avenue Denham Springs, LA 70726	Denham Springs Banking Center	2005	Owned
500 West Pine Street Ponchatoula, LA 70454	Ponchatoula Banking Center	2016	Owned
29815 Walker Rd S Walker, LA 70785	Walker Banking Center	2007	Owned
6151 Hwy 10 Greensburg, LA 70441	Greensburg Banking Center	2011	Owned
723 Avenue G Kentwood, LA 70444	Kentwood West Banking Center	2011	Owned
35651 Hwy 16 Montpelier, LA 70422	Montpelier Banking Center	2011	Owned
33818 Hwy 16 Denham Springs, LA 70706	Watson Banking Center	2011	Owned

Item 3 - Legal Proceedings

First Guaranty is subject to various legal proceedings in the normal course of its business. At December 31, 2016, we were not involved in any legal proceedings, the outcome of which would have a material adverse effect on the financial condition or results of operation of First Guaranty.

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item 5 - Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are traded on the NASDAQ Global Marketplace beginning on November 5, 2015, under the symbol "FGBI". Prior to November 5, 2015 our shares were quoted on the OTC Pink Marketplace. As of December 31, 2016, there were approximately 1,800 holders of record of our common stock.

The following table sets forth the quarterly high and low reported sales prices for our common stock for the years ended December 31, 2016 and 2015. These reported sales prices represent trades that were either quoted on the NASDAQ, OTC Pink or reported to First Guaranty's stock transfer agent, and prior to November 5, 2015, do not include retail markups, markdowns or commissions, and do not necessarily reflect actual transactions.

	2016			2015
Quarter Ended*:	High	Low	Dividend	High	Low	Dividend
March 31,	$16.83	$15.50	$0.16	$19.00	$16.70	$0.16
June 30,	$16.15	$15.95	$0.16	$21.00	$15.00	$0.16
September 30,	$16.41	$16.17	$0.16	$20.74	$15.00	$0.16
December 31,	$23.93	$23.32	$0.16	$21.73	$14.60	$0.16

*	Data above has not been adjusted to reflect the ten percent stock dividend paid December 17, 2015 to shareholders of record as of December 10, 2015.

Our shareholders are entitled to receive dividends when, and if, declared by the Board of Directors, out of funds legally available for dividends. We have paid consecutive quarterly cash dividends on our common stock for each of the last 94 quarters dating back to the third quarter of 1993. The Board of Directors intends to continue to pay regular quarterly cash dividends. The ability to pay dividends in the future will depend on earnings and financial condition, liquidity and capital requirements, regulatory restrictions, the general economic and regulatory climate and ability to service any equity or debt obligations senior to common stock. There are legal restrictions on the ability of First Guaranty Bank to pay cash dividends to First Guaranty Bancshares, Inc. Under federal and state law, we are required to maintain certain surplus and capital levels and may not distribute dividends in cash or in kind, if after such distribution we would fall below such levels. Specifically, an insured depository institution is prohibited from making any capital distribution to its shareholders, including by way of dividend, if after making such distribution, the depository institution fails to meet the required minimum level for any relevant capital measure including the risk-based capital adequacy and leverage standards.

Additionally, under the Louisiana Business Corporation Act, First Guaranty Bancshares, Inc. is prohibited from paying any cash dividends to shareholders if, after the payment of such dividend First Guaranty Bancshares would not be able to pay its debts as they became due in the usual course of business or its total assets would be less than its total liabilities or where net assets are less than the liquidation value of shares that have a preferential right to participate in First Guaranty Bancshares, Inc.'s assets in the event First Guaranty Bancshares, Inc. were to be liquidated.

Item 6 - Selected Financial Data

The following table presents consolidated selected financial data for First Guaranty. It does not purport to be complete and is qualified in its entirety by more detailed financial information and the audited consolidated financial statements contained elsewhere in this annual report.

	At or For the Years Ended December 31,
(in thousands except for %)	2016	2015	2014	2013	2012
Year End Balance Sheet Data:
Investment securities	$499,336	$546,121	$641,603	$634,504	$659,243
Federal funds sold	$271	$582	$210	$665	$2,891
Loans, net of unearned income	$948,921	$841,583	$790,321	$703,166	$629,500
Allowance for loan losses	$11,114	$9,415	$9,105	$10,355	$10,342
Total assets	$1,500,946	$1,459,753	$1,518,876	$1,436,441	$1,407,303
Total deposits	$1,326,181	$1,295,870	$1,371,839	$1,303,099	$1,252,612
Borrowings	$43,230	$42,221	$3,255	$6,288	$15,846
Shareholders' equity	$124,349	$118,224	$139,583	$123,405	$134,181
Common shareholders' equity	$124,349	$118,224	$100,148	$83,970	$94,746

Performance Ratios and Other Data:
Return on average assets	0.97%	0.97%	0.77%	0.65%	0.89%
Return on average common equity	11.18%	12.98%	11.40%	9.31%	10.90%
Return on average tangible assets	0.98%	0.99%	0.79%	0.67%	0.91%
Return on average tangible common equity	11.64%	13.60%	12.10%	9.99%	11.70%
Net interest margin	3.39%	3.26%	3.11%	2.92%	3.20%
Average loans to average deposits	68.57%	61.31%	55.72%	53.58%	49.04%
Efficiency ratio(1)	56.85%	55.11%	62.85%	65.61%	58.56%
Efficiency ratio (excluding amortization of intangibles and securities transactions)(1)	60.19%	57.74%	62.58%	67.17%	63.73%
Full time equivalent employees (year end)	293	277	271	278	274

(Footnotes follow on next page)

Item 6- Selected Financial Data continued

	At or For the Years Ended December 31,
(in thousands except for % and share data)	2016	2015	2014	2013	2012
Capital Ratios:
Average shareholders' equity to average assets	8.63%	9.88%	9.24%	9.28%	9.72%
Average tangible equity to average tangible assets	8.44%	9.67%	9.00%	9.02%	9.43%
Common shareholders' equity to total assets	8.28%	8.10%	6.59%	5.85%	6.73%
Tier 1 leverage capital consolidated	8.68%	8.17%	9.33%	9.14%	9.24%
Tier 1 capital consolidated	10.59%	10.85%	13.16%	13.61%	14.13%
Total risk-based capital consolidated	12.79%	13.13%	14.05%	14.71%	15.31%
Common equity tier one capital consolidated	10.59%	10.85%	N/A	N/A	N/A
Tangible common equity to tangible assets(2)	8.10%	7.89%	6.37%	5.59%	6.45%

Income Data:
Interest income	$58,532	$56,079	$53,297	$50,886	$55,195
Interest expense	$10,140	$8,608	$9,202	$11,134	$13,120
Net interest income	$48,392	$47,471	$44,095	$39,752	$42,075
Provision for loan losses	$3,705	$3,864	$1,962	$2,520	$4,134
Noninterest income (excluding securities transactions)	$5,656	$5,656	$5,882	$5,907	$6,272
Securities gains	$3,799	$3,300	$295	$1,571	$4,868
Noninterest expense	$32,885	$31,095	$31,594	$30,987	$31,161
Earnings before income taxes	$21,257	$21,468	$16,716	$13,723	$17,920
Net income	$14,093	$14,505	$11,224	$9,146	$12,059
Net income available to common shareholders	$14,093	$14,121	$10,830	$8,433	$10,087

Per Common Share Data(4):
Net earnings	$1.85	$2.01	$1.57	$1.22	$1.46
Cash dividends paid	$0.64	$0.60	$0.58	$0.58	$0.58
Book value	$16.34	$15.54	$14.47	$12.13	$13.69
Tangible book value (3)	$15.95	$15.10	$13.95	$11.57	$13.08
Dividend payout ratio	34.56%	30.07%	37.18%	47.75%	40.00%
Weighted average number of shares outstanding	7,609,194	7,013,869	6,920,022	6,920,022	6,921,696
Number of shares outstanding	7,609,194	7,609,194	6,920,022	6,920,022	6,920,022

Asset Quality Ratios:
Non-performing assets to total assets	1.48%	1.51%	0.99%	1.27%	1.67%
Non-performing assets to total loans	2.34%	2.62%	1.90%	2.60%	3.74%
Non-performing loans to total loans	2.30%	2.43%	1.62%	2.12%	3.36%
Loan loss reserve to non-performing assets	50.04%	42.74%	60.74%	56.72%	43.94%
Net charge-offs to average loans	0.23%	0.44%	0.45%	0.38%	0.45%
Provision for loan loss to average loans	0.42%	0.47%	0.27%	0.38%	0.70%
Allowance for loan loss to total loans	1.17%	1.12%	1.15%	1.47%	1.64%

(1)
Efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income. We calculate both a GAAP and a non-GAAP efficiency ratio. The GAAP-based efficiency ratio is noninterest expenses divided by net interest income plus noninterest income. See below for our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption "Selected Financial Data—Non-GAAP Financial Measures."

(2)
We calculate tangible common equity as total shareholders' equity less preferred stock, goodwill and acquisition intangibles, principally core deposit intangibles, net of accumulated amortization, and we calculate tangible assets as total assets less goodwill and core deposit intangibles. Tangible common equity to tangible assets is a non-GAAP financial measure, and, as we calculate tangible common equity to tangible assets, the most directly comparable GAAP financial measure is total shareholders' equity to total assets. See below for our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption "Selected Historical Consolidated Financial and Other Data—Non-GAAP Financial Measures."

(3)
We calculate tangible book value per common share as total shareholders' equity less preferred stock, goodwill and acquisition intangibles, principally core deposit intangibles, net of accumulated amortization at the end of the relevant period, divided by the outstanding number of shares of our common stock at the end of the relevant period. Tangible book value per common share is a non-GAAP financial measure, and, as we calculate tangible book value per common share, the most directly comparable GAAP financial measure is book value per common share. See below for our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption "Selected Financial Data—Non-GAAP Financial Measures."

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

Our management, banking regulators, many financial analysts and other investors use these non-GAAP financial measures to compare the capital adequacy of banking organizations with significant amounts of preferred equity and/or goodwill or other intangible assets, which typically stem from the use of the purchase accounting method of accounting for mergers and acquisitions. Tangible equity, tangible assets, tangible book value per share or related measures should not be considered in isolation or as a substitute for total shareholders' equity, total assets, book value per share or any other measure calculated in accordance with GAAP. Moreover, the manner in which we calculate tangible equity, tangible assets, tangible book value per share and any other related measures may differ from that of other companies reporting measures with similar names.

The following table reconciles, as of the dates set forth below, shareholders' equity (on a GAAP basis) to tangible equity and total assets (on a GAAP basis) to tangible assets and calculates our tangible book value per share.

	At December 31,
(in thousands except for share data and %)	2016	2015	2014	2013	2012
Tangible Common Equity
Total shareholders' equity	$124,349	$118,224	$139,583	$123,405	$134,181
Adjustments:
Preferred	-	-	39,435	39,435	39,435
Goodwill	1,999	1,999	1,999	1,999	1,999
Acquisition intangibles	978	1,298	1,618	1,938	2,257
Tangible common equity	$121,372	$114,927	$96,531	$80,033	$90,490
Common shares outstanding	7,609,194	7,609,194	6,920,022	6,920,022	6,920,022
Book value per common share	$16.34	$15.54	$14.47	$12.13	$13.69
Tangible book value per common share	$15.95	$15.10	$13.95	$11.57	$13.08
Tangible Assets
Total Assets	$1,500,946	$1,459,753	$1,518,876	$1,436,441	$1,407,303
Adjustments:
Goodwill	1,999	1,999	1,999	1,999	1,999
Acquisition intangibles	978	1,298	1,618	1,938	2,257
Tangible Assets	$1,497,969	$1,456,456	$1,515,259	$1,432,504	$1,403,047
Tangible common equity to tangible assets	8.10%	7.89%	6.37%	5.59%	6.45%

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

The following table reconciles, as of the dates set forth below, our efficiency ratio to the GAAP-based efficiency ratio:

	For the Year Ended December 31,
(in thousands except for share data and %)	2016	2015	2014	2013	2012
GAAP-based efficiency ratio	56.85%	55.11%	62.85%	65.61%	58.56%
Noninterest expense	$32,885	$31,095	$31,594	$30,987	$31,161
Amortization of intangibles	320	320	320	320	350
Noninterest expense, excluding amortization	32,565	30,775	31,274	30,667	30,811
Net interest income	48,392	47,471	44,095	39,752	42,075
Noninterest income	9,455	8,956	6,177	7,478	11,140
Adjustments:
Securities transactions	3,739	3,125	295	1,571	4,868
Noninterest income, excluding securities transactions	$5,716	$5,831	$5,882	$5,907	$6,272
Efficiency ratio	60.19%	57.74%	62.58%	67.17%	63.73%

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6, "Selected Financial Data" and our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under "Forward-Looking Statements," "Risk Factors" and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.

Special Note Regarding Forward-Looking Statements

Congress passed the Private Securities Litigation Act of 1995 in an effort to encourage corporations to provide information about a Company's anticipated future financial performance. This act provides a safe harbor for such disclosure, which protects us from unwarranted litigation, if actual results are different from Management expectations. This discussion and analysis contains forward-looking statements and reflects Management's current views and estimates of future economic circumstances, industry conditions, company performance and financial results. The words "may," "should," "expect," "anticipate," "intend," "plan," "continue," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a number of factors and uncertainties, including, changes in general economic conditions, either nationally or in our market areas, that are worse than expected; competition among depository and other financial institutions; inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments; adverse changes in the securities markets; changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements; our ability to enter new markets successfully and capitalize on growth opportunities; our ability to successfully integrate acquired entities, if any; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board; changes in our organization, compensation and benefit plans; changes in our financial condition or results of operations that reduce capital available to pay dividends; and changes in the financial condition or future prospects of issuers of securities that we own, which could cause our actual results and experience to differ from the anticipated results and expectations, expressed in such forward-looking statements.

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

Total assets were $1.5 billion at December 31, 2016 and December 31, 2015. Total deposits were $1.3 billion at December 31, 2016 and December 31, 2015. Total loans were $948.9 million at December 31, 2016, an increase of $107.3 million, or 12.8%, compared with December 31, 2015. Common shareholders' equity was $124.3 million and $118.2 million at December 31, 2016 and December 31, 2015, respectively.

Net income was $14.1 million, $14.5 million and $11.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. We generate most of our revenues from interest income on loans, interest income on securities, sales of securities and service charges, commissions and fees. We incur interest expense on deposits and other borrowed funds and noninterest expense such as salaries and employee benefits and occupancy and equipment expenses. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowings which are used to fund those assets. Net interest income is our largest source of revenue. To evaluate net interest income, we measure and monitor: (1) yields on our loans and other interest-earning assets; (2) the costs of our deposits and other funding sources; (3) our net interest spread and (4) our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources.

Changes in market interest rates and interest rates we earn on interest-earning assets or pay on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and noninterest-bearing liabilities are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions and conditions in domestic and foreign financial markets. Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in Louisiana and our other out-of-state market areas. During the extended period of historically low interest rates, we continue to evaluate our investments in interest-earning assets in relation to the impact such investments have on our financial condition, results of operations and shareholders' equity.

Financial highlights for 2016 and 2015:

●
Total assets at December 31, 2016 increased $41.2 million, or 2.8%, to $1.5 billion when compared to December 31, 2015. Total loans at December 31, 2016 were $948.9 million, an increase of $107.3 million, or 12.8%, compared with December 31, 2015. Common shareholders' equity was $124.3 million and $118.2 million at December 31, 2016 and 2015, respectively.

●	Net income for the years ended December 31, 2016 and 2015 was $14.1 million and $14.5 million, respectively.

●
Net income available to common shareholders after preferred stock dividends was $14.1 million for the years ended December 31, 2016 and 2015. Due to the redemption on December 22, 2015 of First Guaranty's Series C preferred stock issued to the U.S. Treasury Department Small Business Lending Fund, preferred dividends were discontinued.

●
Earnings per common share were $1.85 and $2.01 for the years ended December 31, 2016 and 2015, respectively. Total shares outstanding were 7,609,194 at December 31, 2016 compared to 7,013,869 at December 31, 2015. The increase in shares was due to the completion of First Guaranty's common stock offering and 10% common stock dividend in December 2015.

●
First Guaranty used proceeds from a $25.0 million senior secured loan and a $15.0 million subordinated debt offering to redeem all $39.4 million of its Series C preferred stock from the U.S. Treasury Department Small Business Lending Fund on December 22, 2015. As of December 31, 2016 the senior secured loan had an outstanding principal balance of $22.1 million.

●	Net interest income for 2016 was $48.4 million compared to $47.5 million for 2015.

●	The provision for loan losses totaled $3.7 million for 2016 compared to $3.9 million in 2015.

●
The net interest margin for 2016 was 3.39%, which was an increase of 13 basis points from the net interest margin of 3.26% for 2015. First Guaranty attributed the improvement in the net interest margin to the continued shift in interest earning asset balances from lower yielding securities to higher yielding loans.

●
Investment securities totaled $499.3 million at December 31, 2016, a decrease of $46.8 million when compared to $546.1 million at December 31, 2015. At December 31, 2016, available for sale securities, at fair value, totaled $397.5 million, an increase of $21.1 million when compared to $376.4 million at December 31, 2015. At December 31, 2016, held to maturity securities, at amortized cost, totaled $101.9 million, a decrease of $67.9 million when compared to $169.8 million at December 31, 2015. The decrease in investment securities was primarily associated with early payoffs of government agency securities and the decision to sell corporate bonds and municipal securities to fund loan growth.

●
Total loans net of unearned income were $948.9 million at December 31, 2016 compared to $841.6 million at December 31, 2015. The net loan portfolio at December 31, 2016 totaled $937.8 million, a net increase of $105.6 million from $832.2 million at December 31, 2015. Total loans net of unearned income are reduced by the allowance for loan losses which totaled $11.1 million at December 31, 2016 and $9.4 million at December 31, 2015.

●	Total impaired loans increased $3.0 million to $28.8 million at December 31, 2016 compared to $25.8 million at December 31, 2015.

●	Nonaccrual loans increased $1.6 million to $21.7 million at December 31, 2016 compared to $20.0 million at December 31, 2015.

●
Return on average assets for the years ended December 31, 2016 and December 31, 2015 was 0.97%. Return on average common equity was 11.18% and 12.98% for 2016 and 2015, respectively. Return on average assets is calculated by dividing net income before preferred dividends by average assets. Return on average common equity is calculated by dividing net income to common shareholders by average common equity.

●
Book value per common share was $16.34 as of December 31, 2016 compared to $15.54 as of December 31, 2015. Tangible book value per common share was $15.95 as of December 31, 2016 compared to $15.10 as of December 31, 2015.

●
The increase in book value was principally due to an increase in common shareholders' equity of $6.1 million to $124.3 million at December 31, 2016. Retained earnings increased $9.2 million to $59.2 million at December 31, 2016. These increases were offset by changes in accumulated other comprehensive income (loss) ("AOCI) of $3.1 million from an unrealized loss of $0.9 million at December 31, 2015 to an unrealized loss of $4.0 million at December 31, 2016.

●
First Guaranty's Board of Directors declared and First Guaranty paid cash dividends of $0.64 and $0.60 per common share in 2016 and 2015. First Guaranty has paid 94 consecutive quarterly dividends as of December 31, 2016.

Application of Critical Accounting Policies

Our accounting and reporting policies conform to generally accepted accounting principles in the United States and to predominant accounting practices within the banking industry. Certain critical accounting policies require judgment and estimates which are used in the preparation of the financial statements.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. The allowance, which is based on evaluation of the collectability of loans and prior loan loss experience, is an amount that, in the opinion of management, reflects the risks inherent in the existing loan portfolio and exists at the reporting date. The evaluations take into consideration a number of subjective factors including changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions that may affect a borrower's ability to pay, adequacy of loan collateral and other relevant factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require additional recognition of losses based on their judgments about information available to them at the time of their examination.

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

Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The evaluation of the adequacy of loan collateral is often based upon estimates and appraisals. Because of changing economic conditions, the valuations determined from such estimates and appraisals may also change. Accordingly, we may ultimately incur losses that vary from management's current estimates. Adjustments to the allowance for loan losses will be reported in the period such adjustments become known or can be reasonably estimated. All loan losses are charged to the allowance for loan losses when the loss actually occurs or when the collectability of the principal is unlikely. Recoveries are credited to the allowance at the time of recovery.

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

Valuation of Goodwill, Intangible Assets and Other Purchase Accounting Adjustments. Intangible assets are comprised of goodwill, core deposit intangibles and mortgage servicing rights. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Our goodwill is tested for impairment on an annual basis, or more often if events or circumstances indicate impairment may exist. Adverse changes in the economic environment, declining operations, or other factors could result in a decline in the implied fair value of goodwill. If the implied fair value is less than the carrying amount, a loss would be recognized in other noninterest expense to reduce the carrying amount to implied fair value of goodwill. Our goodwill impairment test includes two steps that are preceded by a "step zero" qualitative test. The qualitative test allows management to assess whether qualitative factors indicate that it is more likely than not that impairment exists. If it is not more likely than not that impairment exists, then the two step quantitative test would not be necessary. These qualitative indicators include factors such as earnings, share price, market conditions, etc. If the qualitative factors indicate that it is more likely than not that impairment exists, then the two step quantitative test would be necessary. Step one is used to identify potential impairment and compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Step two of the goodwill impairment test compares the implied estimated fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill for that reporting unit exceeds the implied fair value of that unit's goodwill, an impairment loss is recognized in an amount equal to the excess.

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

Financial Condition

Assets.

Our total assets were $1.5 billion at December 31, 2016, an increase of $41.2 million, or 2.8%, from total assets at December 31, 2015, primarily due to the growth in our loan portfolio of $105.6 million, partially offset by a decrease of our investment securities portfolio of $46.8 million and cash and cash equivalents of $19.2 million.

Loans.

Net loans increased $105.6 million, or 12.7%, to $937.8 million at December 31, 2016 from $832.2 million at December 31, 2015. Net loans increased during 2016 primarily due to a $93.7 million increase in non-farm non-residential loans, a $28.1 million increase in construction and land development loans, an $8.8 million increase in consumer and other loans, a $5.6 million increase in one- to four-family residential loans and a $3.5 million increase in farmland loans, partially offset by a $30.2 million decrease in commercial and industrial loans and a $2.1 million decrease in agricultural loans. Non-farm non-residential loans increased due to an increase in local originations and the purchase of commercial real estate loans. Construction and land development loans increased principally due to the funding of unfunded commitments on various construction projects. Consumer and other loans increased due to the continued growth in our commercial lease originations. One- to four-family residential loans increased primarily due to the continued growth in local loan originations and the purchase of conforming one-to four-family residential loans. Farmland loans increased due to seasonal funding on agricultural loan commitments.  Commercial and industrial loans decreased primarily due to pay downs in our small business loans and syndicated loans. Agricultural loans decreased due to seasonal fluctuations. Syndicated loans declined during 2016 from $105.9 million at December 31, 2015 to $82.8 million at December 31, 2016. First Guaranty had approximately 2.8% of funded and 0.4% of unfunded commitments in our loan portfolio to businesses engaged in support or service activities for oil and gas operations. There are no significant concentrations of credit to any individual borrower.

As of December 31, 2016, 70.5% of our loan portfolio was secured primarily or secondarily by real estate. The largest portion of our loan portfolio, at 43.9% at December 31, 2016, was non-farm non-residential loans secured by real estate. Approximately 32.7% of the loan portfolio is based on a floating rate tied to the prime rate or London InterBank Offered Rate, or LIBOR, at December 31, 2016. Approximately 74.6% of the loan portfolio is scheduled to mature within five years from December 31, 2016.

Loan Portfolio Composition. The tables below sets forth the balance of loans, excluding loans held for sale, outstanding by loan type as of the dates presented, and the percentage of each loan type to total loans.

	At December 31,
	2016		2015		2014		2013		2012
(in thousands except for %)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate:
Construction & land development	$84,239	8.9%	$56,132	6.6%	$52,094	6.6%	$47,550	6.7%	$44,856	7.1%
Farmland	21,138	2.2%	17,672	2.1%	13,539	1.7%	9,826	1.4%	11,182	1.8%
1- 4 Family	135,211	14.2%	129,610	15.4%	118,181	14.9%	103,764	14.7%	87,473	13.8%
Multifamily	12,450	1.3%	12,629	1.5%	14,323	1.8%	13,771	2.0%	14,855	2.4%
Non-farm non-residential	417,014	43.9%	323,363	38.3%	328,400	41.5%	336,071	47.7%	312,716	49.6%
Total Real Estate	670,052	70.5%	539,406	63.9%	526,537	66.5%	510,982	72.5%	471,082	74.7%
Non-real Estate:
Agricultural	23,783	2.5%	25,838	3.1%	26,278	3.3%	21,749	3.1%	18,476	2.9%
Commercial and industrial	193,969	20.4%	224,201	26.6%	196,339	24.8%	151,087	21.4%	117,425	18.6%
Consumer and other	63,011	6.6%	54,163	6.4%	42,991	5.4%	20,917	3.0%	23,758	3.8%
Total Non-real Estate	280,763	29.5%	304,202	36.1%	265,608	33.5%	193,753	27.5%	159,659	25.3%
Total Loans Before Unearned Income	950,815	100.0%	843,608	100.0%	792,145	100.0%	704,735	100.0%	630,741	100.0%
Less: Unearned income	(1,894)		(2,025)		(1,824)		(1,569)		(1,241)
Total Loans Net of Unearned Income	$948,921		$841,583		$790,321		$703,166		$629,500

Loan Portfolio Maturities. The following tables summarize the scheduled repayments of our loan portfolio at December 31, 2016 and 2015. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization.

	December 31, 2016
(in thousands)	One Year or Less	More Than One Year Through Five Years	After Five Years	Total
Real Estate:
Construction & land development	$25,096	$49,820	$9,323	$84,239
Farmland	8,833	4,584	7,721	21,138
1 - 4 family	13,476	42,778	78,957	135,211
Multifamily	642	8,629	3,179	12,450
Non-farm non-residential	53,408	258,300	105,306	417,014
Total Real Estate	101,455	364,111	204,486	670,052
Non-real Estate:
Agricultural	9,964	4,340	9,479	23,783
Commercial and industrial	22,667	163,802	7,500	193,969
Consumer and other	19,446	43,202	363	63,011
Total Non-Real Estate	52,077	211,344	17,342	280,763
Total Loans Before Unearned Income	$153,532	$575,455	$221,828	950,815
Less: unearned income				(1,894)
Total Loans Net of Unearned Income				$948,921

	December 31, 2015
(in thousands)	One Year or Less	More Than One Year Through Five Years	After Five Years	Total
Real Estate:
Construction & land development	$6,450	$39,133	$10,549	$56,132
Farmland	4,080	9,115	4,477	17,672
1 - 4 family	15,543	44,109	69,958	129,610
Multifamily	4,386	7,055	1,188	12,629
Non-farm non-residential	63,145	237,223	22,995	323,363
Total Real Estate	93,604	336,635	109,167	539,406
Non-real Estate:
Agricultural	10,364	3,704	11,770	25,838
Commercial and industrial	28,261	188,732	7,208	224,201
Consumer and other	11,834	41,965	364	54,163
Total Non-Real Estate	50,459	234,401	19,342	304,202
Total Loans Before Unearned Income	$144,063	$571,036	$128,509	843,608
Less: unearned income				(2,025)
Total Loans Net of Unearned Income				$841,583

The following table sets forth the scheduled repayments of fixed and adjustable-rate loans at December 31, 2016 that are contractually due after December 31, 2017.

	Due After December 31, 2016
(in thousands)	Fixed	Floating	Total
One to five years	352,000	206,676	558,676
Five to 15 years	115,691	46,116	161,807
Over 15 years	53,150	5,830	58,980
Subtotal	$520,841	$258,622	$779,463
Nonaccrual loans			21,674
Total			$757,789

As of December 31, 2016, $127.7 million of floating rate loans were at their interest rate floor. At December 31, 2015, $132.9 million of floating rate loans were at the floor rate. Nonaccrual loans have been excluded from these totals.

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

The following table shows the principal amounts and categories of our non-performing assets at December 31, 2016, 2015, 2014, 2013 and 2012.

	December 31,
(in thousands)	2016	2015	2014	2013	2012
Nonaccrual loans:
Real Estate:
Construction and land development	$551	$558	$486	$73	$854
Farmland	105	117	153	130	312
1 - 4 family residential	2,242	4,538	3,819	4,248	4,603
Multifamily	5,014	9,045	-	-	-
Non-farm non-residential	2,753	2,934	4,993	7,539	11,571
Total Real Estate	10,665	17,192	9,451	11,990	17,340
Non-Real Estate:
Agricultural	1,958	2,628	832	526	512
Commercial and industrial	8,070	48	1,907	1,946	2,831
Consumer and other	981	171	4	23	5
Total Non-Real Estate	11,009	2,847	2,743	2,495	3,348
Total nonaccrual loans	21,674	20,039	12,194	14,485	20,688

Loans 90 days and greater delinquent & still accruing:
Real Estate:
Construction and land development	34	-	-	-	-
Farmland	-	19	-	-	-
1 - 4 family residential	145	391	599	414	455
Multifamily	-	-	-	-	-
Non-farm non-residential	-	-	-	-	-
Total Real Estate	179	410	599	414	455
Non-Real Estate:
Agricultural	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Consumer and other	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-
Total loans 90 days and greater delinquent & still accruing	179	410	599	414	455

Total non-performing loans	$21,853	$20,449	$12,793	$14,899	$21,143

Other real estate owned and foreclosed assets:
Real Estate:
Construction and land development	-	25	127	754	1,083
Farmland	-	-	-	-	-
1 - 4 family residential	71	880	1,121	1,803	1,186
Multifamily	-	-	-	-	-
Non-farm non-residential	288	672	950	800	125
Total Real Estate	359	1,577	2,198	3,357	2,394
Non-Real Estate:
Agricultural	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Consumer and other	-	-	-	-	-
Total Non-Real estate	-	-	-	-	-
Total other real estate owned and foreclosed assets	359	1,577	2,198	3,357	2,394

Total non-performing assets	$22,212	$22,026	$14,991	$18,256	$23,537

Non-performing assets to total loans	2.34%	2.62%	1.90%	2.60%	3.74%
Non-performing assets to total assets	1.48%	1.51%	0.99%	1.27%	1.67%
Non-performing loans to total loans	2.30%	2.43%	1.62%	2.12%	3.36%

For the years ended December 31, 2016 and 2015, gross interest income which would have been recorded had the non-performing loans been current in accordance with their original terms amounted to $1.5 million and $1.1 million, respectively. We recognized $0.1 million and $0.1 million of interest income on such loans during the years ended December 31, 2016 and 2015, respectively. For the years ended December 31, 2016 and 2015, gross interest income which would have been recorded had the troubled debt restructured loans been current in accordance with their original terms amounted to $0.1 million and $0.3 million, respectively. We recognized $0.3 million and $0.2 million of interest income on such loans during the years ended December 31, 2016 and 2015, respectively.

Non-performing assets were $22.2 million, or 1.48%, of total assets at December 31, 2016, compared to $22.0 million, or 1.51%, of total assets at December 31, 2015, which represented an increase in non-performing assets of $0.2 million. The increase in non-performing assets occurred primarily as a result of an increase in non-accrual loans from $20.0 million at December 31, 2015 to $21.7 million at December 31, 2016. The increase in non-accrual loans was concentrated in commercial and industrial loans and consumer and other loans.  This increase was partially offset by a decrease in other real estate owned of $1.2 million to $0.4 million at December 31, 2016. Non-performing assets included $1.6 million, or 7.4% of non-performing assets are loans with a government guarantee. These are structured as net loss guarantees in which up to 90% of loss exposure is covered.

At December 31, 2016 nonaccrual loans totaled $21.7 million, an increase of $1.6 million, or 8.2%, compared to nonaccrual loans of $20.0 million at December 31, 2015. The increase in non-accrual loans was primarily associated with the decision to transfer a $7.9 million syndicate loan that provides services to the oil and gas industry to non-accrual status during the first quarter of 2016. The loan was further downgraded to doubtful status as of third quarter of 2016. The current balance on this loan was $7.7 million at December 31, 2016 and it has a specific reserve of $2.3 million. Management continues to evaluate the potential for loss associated with this credit.  Additional future reserves or charge-offs may occur with this credit as new information is evaluated. In addition, approximately $1.0 million of commercial leases were transferred to non-accrual status in the second quarter of 2016. These increases to non-accrual loans were partially offset by the return to accrual status of a $2.8 million loan secured by a multi-family real estate property; a payoff of a $0.9 million non-accrual multi-family loan; and the sale of a $1.8 million non-accrual loan secured by a hotel property. These reductions in non-accrual loans occurred during the first quarter of 2016. During the second quarter of 2016, the primary reduction in non-accrual loans occurred due to principal reductions on government guaranteed agricultural loans due to the receipt of guarantee proceeds. During the third quarter of 2016, the primary reduction in non-accrual loans occurred due to a $1.6 million one-to-four family lending relationship that was returned to accrual status. During the fourth quarter of 2016, a $1.2 million non-farm non-residential loan was transferred to non-accrual status. This increase to non-accrual loans was partially offset by the payoff of a $0.4 million agricultural loan. Nonaccrual loans were concentrated in three loan relationships that totaled $14.0 million or 64.6% of nonaccrual loans at December 31, 2016.

At December 31, 2016 loans 90 days or greater delinquent and still accruing totaled $0.2 million, a decrease of $0.2 million, or 56.3%, compared to $0.4 million at December 31, 2015.

 Other real estate owned at December 31, 2016 totaled $0.4 million, a decrease of $1.2 million from $1.6 million at December 31, 2015. The decrease in other real estate owned was due to write-downs of $0.3 million and sales of $1.1 million, primarily related to residential properties.

At December 31, 2016, our largest non-performing assets were comprised of the following non-accrual loans: (1) a commercial and industrial loan that totaled $7.7 million that is a shared national credit involved in oil and gas support and service activity; (2) a multi-family real estate loan with a balance of $5.0 million secured by an apartment complex; and (3) a non-farm non-residential loan that totaled $1.2 million.

Troubled Debt Restructuring. Another category of assets which contribute to our credit risk is troubled debt restructurings ("TDRs"). A TDR is a loan for which a concession has been granted to the borrower due to a deterioration of the borrower's financial condition. Such concessions may include reduction in interest rates, deferral of interest or principal payments, principal forgiveness and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. We strive to identify borrowers in financial difficulty early and work with them to modify to more affordable terms before such loan reaches nonaccrual status. In evaluating whether to restructure a loan, management analyzes the long-term financial condition of the borrower, including guarantor and collateral support, to determine whether the proposed concessions will increase the likelihood of repayment of principal and interest. TDRs that are not performing in accordance with their restructured terms and are either contractually 90 days past due or placed on nonaccrual status are reported as non-performing loans. Our policy provides that nonaccrual TDRs are returned to accrual status after a period of satisfactory and reasonable future payment performance under the terms of the restructuring. Satisfactory payment performance is generally no less than six consecutive months of timely payments and demonstrated ability to continue to repay.

The following is a summary of loans restructured as TDRs at December 31, 2016, 2015 and 2014:

	At December 31,
(in thousands)	2016	2015	2014
TDRs:
In Compliance with Modified Terms	$2,987	$3,431	$2,998
Past Due 30 through 89 days and still accruing	-	-	2,204
Past Due 90 days and greater and still accruing	-	-	-
Nonaccrual	361	368	-
Restructured Loans that subsequently defaulted	100	1,908	230
Total TDR	$3,448	$5,707	$5,432

At December 31, 2016, the outstanding balance of our troubled debt restructurings, was $3.4 million as compared to $5.7 million at December 31, 2015. At December 31, 2016, we had three outstanding TDRs: (1) a $2.9 million non-farm non-residential loan secured by commercial real estate, which was performing in accordance with its modified terms; (2) a $0.4 million construction and land development loan secured by raw land that is on non-accrual; (3) a $0.1 million loan secured by commercial real estate that subsequently defaulted and is on non-accrual. The restructuring of these loans was related to interest rate or amortization concessions.  The decline in TDRs occurred due to two credit relationships in the aggregate amount of $2.1 million that had returned to market terms and been in compliance with their modified terms for 12 months.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the FDIC to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified as "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific allowance for loan losses is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as "special mention" by our management.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover losses that were both probable and reasonable to estimate. General allowances represent allowances which have been established to cover accrued losses associated with lending activities that were both probable and reasonable to estimate, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific allowances.

In connection with the filing of our periodic regulatory reports and in accordance with our classification of assets policy, we continuously assess the quality of our loan portfolio and we regularly review the problem loans in our loan portfolio to determine whether any loans require classification in accordance with applicable regulations. Loans are listed on the "watch list" initially because of emerging financial weaknesses even though the loan is currently performing as agreed, or delinquency status, or if the loan possesses weaknesses although currently performing. Management reviews the status of our loan portfolio delinquencies, by product types, with the full board of directors on a monthly basis. Individual classified loan relationships are discussed as warranted. If a loan deteriorates in asset quality, the classification is changed to "special mention," "substandard," "doubtful" or "loss" depending on the circumstances and the evaluation. Generally, loans 90 days or more past due are placed on nonaccrual status and classified "substandard."

We also employ a risk grading system for our loans to help assure that we are not taking unnecessary and/or unmanageable risk. The primary objective of the loan risk grading system is to establish a method of assessing credit risk to further enable management to measure loan portfolio quality and the adequacy of the allowance for loan losses. Further, we contract with an external loan review firm to complete a credit risk assessment of the loan portfolio on a regular basis to help determine the current level and direction of our credit risk. The external loan review firm communicates the results of their findings to the Bank's audit committee. Any material issues discovered in an external loan review are also communicated to us immediately.

The following table sets forth our amounts of classified loans and loans designated as special mention at December 31, 2016, 2015 and 2014. Classified assets totaled $49.7 million at December 31, 2016, and included $21.9 million of non-performing loans.

	At December 31,
(in thousands)	2016	2015	2014
Classification of Loans:
Substandard	$41,992	$58,654	$44,752
Doubtful	7,730	-	-
Total Classified Assets	$49,722	$58,654	$44,752
Special Mention	$17,705	$10,752	$28,702

The decrease in classified assets at December 31, 2016 as compared to December 31, 2015 was due to a $16.7 million decrease in substandard loans, offset by an increase in doubtful loans of $7.7 million. The decrease in substandard loans was due primarily to payoffs and sales of loans along with the decision to transfer one loan to doubtful status. Substandard loans at December 31, 2016 consisted of $18.3 million in non-farm non-residential, $7.0 million in multifamily, $6.6 million in one- to four-family residential, $4.0 million in construction and land development, $3.0 million in commercial and industrial, $2.0 million in agricultural and the remaining $1.1 million comprised of farmland and consumer and other loans. Doubtful loans increased by $7.7 million due to the transfer of the previously mentioned $7.7 million commercial and industrial loan from substandard to doubtful status. Special mention loans increased by $7.0 million due primarily to the upgrade of loans from substandard status.

Allowance for Loan Losses

The allowance for loan losses is maintained to absorb potential losses in the loan portfolio. The allowance is increased by the provision for loan losses offset by recoveries of previously charged-off loans and is decreased by loan charge-offs. The provision is a charge to current expense to provide for current loan losses and to maintain the allowance commensurate with management's evaluation of the risks inherent in the loan portfolio. Various factors are taken into consideration when determining the amount of the provision and the adequacy of the allowance. These factors include but are not limited to:

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

The allowance for losses was $11.1 million at December 31, 2016 compared to $9.4 million at December 31, 2015.

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

	At or For the Years Ended December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Balance at beginning of year	$9,415	$9,105	$10,355	$10,342	$8,879

Charge-offs:
Real Estate:
Construction and land development	-	(559)	(1,032)	(233)	(65)
Farmland	-	-	-	(31)	-
1 - 4 family residential	(244)	(410)	(589)	(220)	(1,409)
Multifamily	-	(947)	-	-	(187)
Non-farm non-residential	(1,373)	(1,137)	(1,515)	(1,148)	(459)
Total Real Estate	(1,617)	(3,053)	(3,136)	(1,632)	(2,120)
Non-Real Estate:
Agricultural	(83)	(491)	(2)	(41)	(49)
Commercial and industrial loans	(579)	(79)	(266)	(1,098)	(809)
Consumer and other	(635)	(550)	(289)	(262)	(473)
Total Non-Real Estate	(1,297)	(1,120)	(557)	(1,401)	(1,331)
Total charge-offs	(2,914)	(4,173)	(3,693)	(3,033)	(3,451)

Recoveries:
Real Estate:
Construction and land development	4	5	6	10	15
Farmland	-	-	-	140	1
1 - 4 family residential	45	94	99	49	35
Multifamily	401	46	49	-	-
Non-farm non-residential	16	5	9	8	116
Total Real Estate	466	150	163	207	167
Non-Real Estate:
Agricultural	113	3	1	5	1
Commercial and industrial loans	146	315	118	71	329
Consumer and other	183	151	199	243	283
Total Non-Real Estate	442	469	318	319	613
Total recoveries	908	619	481	526	780

Net (charge-offs) recoveries	(2,006)	(3,554)	(3,212)	(2,507)	(2,671)
Provision for loan losses	3,705	3,864	1,962	2,520	4,134

Balance at end of year	$11,114	$9,415	$9,105	$10,355	$10,342

Ratios:
Net loan charge-offs to average loans	0.23%	0.44%	0.45%	0.38%	0.45%
Net loan charge-offs to loans at end of year	0.21%	0.42%	0.41%	0.36%	0.42%
Allowance for loan losses to loans at end of year	1.17%	1.12%	1.15%	1.47%	1.64%
Net loan charge-offs to allowance for loan losses	18.05%	37.75%	35.28%	24.21%	25.83%
Net loan charge-offs to provision charged to expense	54.14%	91.98%	163.71%	99.48%	64.61%

A provision for loan losses of $3.7 million was made during the year ended December 31, 2016 as compared to $3.9 million for 2015. The provisions made in 2016 were taken to provide for current loan and deposit losses and to maintain the allowance proportionate to risks inherent in the loan portfolio.

Total charge-offs were $2.9 million during the year ended December 31, 2016 as compared to $4.2 million for 2015. Recoveries totaled $0.9 million for the year ended December 31, 2016 and $0.6 million during 2015. Comparing the year ended December 31, 2016 to the year ended December 31, 2015, the increase in the allowance was primarily attributed to growth in the loan portfolio. The primary change was an increase in the balance associated with commercial and industrial loans. The reason for this change was due to the $7.7 million commercial and industrial loan mentioned above that was determined to be impaired.

The charged-off loan balances for the year ended December 31, 2016 were concentrated in five loan relationships which totaled $1.4 million, or 48.0%, of the total charged-off amount. The details of the $1.4 million in charged-off loans were as follows:

●
First Guaranty charged off $0.6 million on a non-farm non-residential real estate loan in the first quarter of 2016.  This loan which had a remaining balance of $1.2 million was subsequently sold in the first quarter of 2016.

●	First Guaranty charged off $0.2 million on a commercial and industrial loan in the first quarter of 2016 and had no remaining principal balance at December 31, 2016.

●	First Guaranty charged off $0.2 million on a commercial and industrial loan in the second quarter of 2016 and had no remaining principal balance at December 31, 2016.

●	First Guaranty charged off $0.2 million on a non-farm non-residential real estate loan in the second quarter of 2016 and had no remaining principal balance at December 31, 2016.

●	First Guaranty charged off $0.2 million on a non-farm non-residential real estate loan in the third quarter of 2016 and had a remaining principal balance of $0.1 million at December 31, 2016.

●	$1.5 million of charge-offs for 2016 were comprised of smaller loans and overdrawn deposit accounts.

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

	At December 31,
	2016			2015
(dollars in thousands)	Allowance for Loan Losses	Percent of Allowance to Total Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance to Total Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
Real Estate:
Construction and land development	$1,232	11.1%	8.9%	$962	10.2%	6.6%
Farmland	19	0.2%	2.2%	54	0.6%	2.1%
1-4 family residential	1,204	10.8%	14.2%	1,771	18.8%	15.4%
Multifamily	591	5.3%	1.3%	557	5.9%	1.5%
Non-farm non-residential	3,451	31.0%	43.9%	3,298	35.0%	38.3%

Non-Real Estate:
Agricultural	74	0.7%	2.5%	16	0.2%	3.1%
Commercial and industrial	3,543	31.9%	20.4%	2,527	26.9%	26.6%
Consumer and other	972	8.7%	6.6%	230	2.4%	6.4%
Unallocated	28	0.3%	0.0%	-	0.0%	0.0%

Total Allowance	$11,114	100.0%	100.0%	$9,415	100.0%	100.0%

	At December 31,
	2014			2013
(dollars in thousands)	Allowance for Loan Losses	Percent of Allowance to Total Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance to Total Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
Real Estate:
Construction and land development	$702	7.7%	6.6%	$1,530	14.8%	6.7%
Farmland	21	0.2%	1.7%	17	0.2%	1.4%
1-4 family residential	2,131	23.4%	14.9%	1,974	19.1%	14.7%
Multifamily	813	8.9%	1.8%	376	3.6%	2.0%
Non-farm non-residential	2,713	29.8%	41.5%	3,607	34.8%	47.7%

Non-Real Estate:
Agricultural	293	3.2%	3.3%	46	0.4%	3.1%
Commercial and industrial	1,797	19.8%	24.8%	2,176	21.0%	21.4%
Consumer and other	371	4.1%	5.4%	208	2.0%	3.0%
Unallocated	264	2.9%	0.0%	421	4.1%	0.0%

Total Allowance	$9,105	100.0%	100.0%	$10,355	100.0%	100.0%

	At December 31,
	2012
(dollars in thousands)	Allowance for Loan Losses	Percent of Allowance to Total Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
Real Estate:
Construction and land development	$1,098	10.6%	7.1%
Farmland	50	0.5%	1.8%
1-4 family residential	2,239	21.7%	13.8%
Multifamily	284	2.7%	2.4%
Non-farm non-residential	3,666	35.4%	49.6%

Non-Real Estate:
Agricultural	64	0.6%	2.9%
Commercial and industrial	2,488	24.1%	18.6%
Consumer and other	233	2.3%	3.8%
Unallocated	220	2.1%	0.0%

Total Allowance	$10,342	100.0%	100.0%

Investment Securities.

Investment securities at December 31, 2016 totaled $499.3 million, a decrease of $46.8 million, or 8.6%, compared to $546.1 million at December 31, 2015. The decrease was primarily attributed to First Guaranty's continuing strategy to transition assets from securities to the loan portfolio. Our investment securities portfolio is comprised of both available-for-sale securities and securities that we intend to hold to maturity. We purchase securities for our investment portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and meet pledging requirements for public funds and borrowings. In particular, our held-to-maturity securities portfolio is used as collateral for our public funds deposits.

The securities portfolio consisted principally of U.S. Government and Government agency securities, agency mortgage-backed securities, corporate debt securities and municipal bonds. U.S. government agencies consist of FHLB, Federal Farm Credit Bank ("FFCB"), Freddie Mac and Fannie Mae obligations. Mortgage backed securities that we purchase are issued by Freddie Mac and Fannie Mae. Management monitors the securities portfolio for both credit and interest rate risk. We generally limit the purchase of corporate securities to individual issuers to manage concentration and credit risk. Corporate securities generally have a maturity of 10 years or less. U.S. Government securities consist of U.S. Treasury bills that have maturities of less than 30 days. Government agency securities generally have maturities of 15 years or less. Agency mortgage backed securities have stated final maturities of 15 to 20 years.

At December 31, 2016, the U.S Government and Government agency securities and municipal bonds qualified as securities available to collateralize public funds. Securities pledged totaled $368.2 million at December 31, 2016 and $427.4 million at December 31, 2015. Our public funds deposits have a seasonal increase due to tax collections at the end of the year and the first quarter. We typically collateralize the seasonal public fund increases with short term instruments such as U.S. Treasuries or other agency backed securities.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2016		2015		2014
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
U.S Treasuries	$29,994	$29,994	$29,999	$29,999	$36,000	$36,000
U.S. Government Agencies	183,152	178,332	165,364	163,811	295,620	291,495
Corporate debt securities	132,448	131,972	105,680	105,136	126,654	130,063
Mutual funds or other equity securities	580	573	580	582	570	574
Municipal bonds	28,177	27,957	47,339	48,233	40,599	41,676
Mortgage-backed securities	29,181	28,645	28,891	28,608	-	-
Total available-for-sale securities	403,532	397,473	377,853	376,369	499,443	499,808

Held to maturity:
U.S. Government Agencies	18,167	17,512	77,343	76,622	84,479	82,529
Mortgage-backed securities	83,696	82,394	92,409	91,526	57,316	57,159
Total held to maturity securities	$101,863	$99,906	$169,752	$168,148	$141,795	$139,688

Our available-for-sale securities portfolio totaled $397.5 million at December 31, 2016, an increase of $21.1 million, or 5.6%, compared to $376.4 million at December 31, 2015. The increase was primarily due to the purchase of U.S. Government agency securities used to collateralize public funds deposits and the purchase of corporate debt securities. Partially offsetting this increase was the sale of $15.1 million in municipal and corporate securities in the second and third quarters of 2016 for which the proceeds were used to fund loan growth. At December 31, 2016, First Guaranty had two corporate debt securities with other-than-temporary impairment. Credit related impairment in the amount of $0.1 million was charged to earnings.  Non-credit related other-than-temporarily impairment of $6,000 was recorded in other comprehensive income.  No other declines in fair value were deemed other-than-temporary.  There were $0.2 million other-than-temporary charges recognized in earnings on securities in 2015 and no other-than-temporary losses recognized on securities in 2014.

Our held-to-maturity securities portfolio had an amortized cost of $101.9 million at December 31, 2016, a decrease of $67.9 million, or 40.0%, compared to $169.8 million at December 31, 2015. The decrease was due to the early payoffs of existing securities, the continued amortization of our mortgage-backed securities and the decision to keep a higher level of securities in our available-for-sale portfolio in order to manage liquidity and fund loan growth.

The following table sets forth the stated maturities and weighted average yields of our investment securities at December 31, 2016 and 2015.

	At December 31, 2016
	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years
(in thousands except for %)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Available for sale:
U.S Treasuries	$29,994	0.4%	$-	0.0%	$-	0.0%	$-	0.0%
U.S. Government Agencies	-	0.0%	44,401	1.0%	116,602	2.3%	17,329	2.8%
Corporate and other debt securities	6,454	3.8%	41,909	4.0%	82,472	3.6%	1,137	5.4%
Mutual funds or other equity securities	-	0.0%	-	0.0%	-	0.0%	573	0.0%
Municipal bonds	3,324	2.1%	6,301	2.7%	10,896	2.9%	7,436	2.9%
Mortgage-backed securities	-	0.0%	-	0.0%	-	0.0%	28,645	2.0%
Total available for sale securities	$39,772	1.1%	$92,611	2.5%	$209,970	2.8%	$55,120	2.5%

Held to maturity:
U.S. Government Agencies	$-	0.0%	$4,998	1.5%	$13,169	2.0%	$-	0.0%
Mortgage-backed securities	-	0.0%	-	0.0%	-	0.0%	83,696	2.1%
Total held to maturity securities	$-	0.0%	$4,998	1.5%	$13,169	2.0%	$83,696	2.1%

	At December 31, 2015
	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years
(in thousands except for %)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Available for sale:
U.S Treasuries	$29,999	0.1%	$-	0.0%	$-	0.0%	$-	0.0%
U.S. Government Agencies	-	0.0%	86,856	1.6%	67,173	2.4%	9,782	3.0%
Corporate and other debt securities	7,656	3.5%	47,586	4.1%	47,895	3.8%	1,999	4.4%
Mutual funds or other equity securities	-	0.0%	-	0.0%	-	0.0%	582	0.0%
Municipal bonds	1,250	1.7%	4,482	2.1%	7,638	2.8%	34,863	2.7%
Mortgage Backed Securities	-	0.0%	-	0.0%	-	0.0%	28,608	2.6%
Total available for sale securities	38,905	0.8%	138,924	2.5%	122,706	3.0%	75,834	2.8%

Held to maturity:
U.S. Government Agencies	-	0.0%	21,803	1.6%	55,540	2.2%	-	0.0%
Mortgage-backed securities	-	0.0%	-	0.0%	-	0.0%	92,409	2.4%
Total held to maturity securities	$-	0.0%	$21,803	1.6%	$55,540	2.2%	$92,409	2.4%

At December 31, 2016, $39.8 million, or 8.0%, of the securities portfolio was scheduled to mature in less than one year. Securities, not including mortgage-backed securities, with contractual maturity dates over 10 years totaled $26.5 million, or 5.3%, of the total portfolio at December 31, 2016. We closely monitor the investment portfolio's yield, duration, and maturity to ensure a satisfactory return. The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates. Prepayments of mortgages that collateralize mortgage-backed securities also affect the maturity of the securities portfolio. Based on internal forecasts at December 31, 2016, we believe that the securities portfolio has a forecasted weighted average life of approximately 5.9 years based on the current interest rate environment. A parallel interest rate shock of 400 basis points is forecasted to increase the weighted average life of the portfolio to approximately 6.2 years.

At December 31, 2016, the following table identifies the issuers, and the aggregate amortized cost and aggregate fair value of the securities of such issuers that exceeded 10% of our total shareholders' equity:

	At December 31, 2016
(in thousands)	Amortized Cost	Fair Value
U.S. Treasuries	$29,994	$29,994
FHLB	53,342	52,113
Freddie Mac	53,422	52,734
Fannie Mae	109,095	106,474
Federal Farm Credit Bank	98,337	95,562
Total	$344,190	$336,877

Deposits

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. We regularly assess our funding needs, deposit pricing and interest rate outlooks. From December 31, 2015 to December 31, 2016, total deposits increased $30.3 million, or 2.3%, to $1.3 billion. Noninterest-bearing demand deposits increased $17.9 million to $231.1 million at December 31, 2016. Interest-bearing demand deposits increased $70.6 million to $479.8 million at December 31, 2016. Time deposits decreased $74.0 million, or 12.5%, to $518.0 million at December 31, 2016 compared to $592.0 million at December 31, 2015.  First Guaranty had $91.1 million in brokered deposits at December 31, 2016.

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

The following table sets forth the distribution of deposit accounts, by account type, for the dates indicated.

	For the Years Ended December 31,
Total Deposits	2016			2015			2014
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$221,634	17.2%	0.0%	$211,584	15.9%	0.0%	$200,127	15.3%	0.0%
Interest-bearing Demand	415,410	32.3%	0.6%	401,617	30.2%	0.4%	386,363	29.6%	0.3%
Savings	89,279	7.0%	0.1%	77,726	5.8%	0.0%	69,719	5.4%	0.0%
Time	558,982	43.5%	1.1%	640,134	48.1%	1.1%	649,165	49.7%	1.2%
Total Deposits	$1,285,305	100.0%	0.7%	$1,331,061	100.0%	0.6%	$1,305,374	100.0%	0.8%

	For the Years Ended December 31,
Individual and Business Deposits	2016			2015			2014
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$217,245	30.1%	0.0%	$207,334	27.6%	0.0%	$197,332	25.3%	0.0%
Interest-bearing Demand	117,221	16.2%	0.3%	112,864	15.0%	0.2%	105,569	13.5%	0.2%
Savings	72,647	10.0%	0.1%	65,775	8.7%	0.1%	61,288	7.9%	0.0%
Time	316,191	43.7%	1.3%	366,244	48.7%	1.4%	414,975	53.3%	1.4%
Total Individual and Business Deposits	$723,304	100.0%	0.6%	$752,217	100.0%	0.7%	$779,164	100.0%	0.8%

	For the Years Ended December 31,
Public Fund Deposits	2016			2015			2014
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$4,389	0.8%	0.0%	$4,250	0.7%	0.0%	$2,795	0.5%	0.0%
Interest-bearing Demand	298,189	53.0%	0.8%	288,753	49.9%	0.4%	280,794	53.4%	0.4%
Savings	16,632	3.0%	0.3%	11,951	2.1%	0.0%	8,431	1.6%	0.0%
Time	242,791	43.2%	0.8%	273,890	47.3%	0.7%	234,190	44.5%	0.7%
Total Public Fund Deposits	$562,001	100.0%	0.8%	$578,844	100.0%	0.5%	$526,210	100.0%	0.5%

At December 31, 2016, public funds deposits totaled $556.9 million compared to $568.7 million at December 31, 2015. We have developed a program for the retention and management of public funds deposits. Since the end of 2012, we have maintained public funds deposits in excess of $400.0 million. These deposits are from public entities such as school districts, hospital districts, sheriff departments and municipalities. $453.6 million of these accounts at December 31, 2016 are under fiscal agency agreements with terms of three years or less. Deposits under fiscal agency agreements are generally stable but public entities may maintain the ability to negotiate term deposits on a specific basis including with other financial institutions. Three of these relationships account for 48.2% of public fund deposits that are under fiscal agency agreements. These deposits generally have stable balances as we maintain both operating accounts and time deposits for these entities. There is a seasonal component to public deposit levels associated with annual tax collections.  Public funds deposits will increase at the end of the year and the first quarter.  Public funds deposit accounts are collateralized by FHLB letters of credit, by Louisiana municipal bonds and eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac. We invest the majority of these public deposits in our investment portfolio, but have increasingly invested more public funds into loans during the last three years.

The following table sets forth our public funds as a percent of total deposits.

	At December 31,
(in thousands except for %)	2016	2015	2014
Public Funds:
Noninterest-bearing Demand	$4,114	$4,906	$3,241
Interest-bearing Demand	324,356	296,416	321,382
Savings	20,116	14,667	10,142
Time	208,330	252,688	266,743
Total Public Funds	$556,916	$568,677	$601,508
Total Deposits	$1,326,181	$1,295,870	$1,371,839
Total Public Funds as a percent of Total Deposits	42.0%	43.9%	43.9%

At December 31, 2016, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $367.9 million. At December 31, 2016, approximately $82.1 million of our certificates of deposit greater than or equal to $100,000 had a remaining term greater than one year.

The following table sets forth the maturity of the total certificates of deposit greater than or equal to $100,000 at December 31, 2016.

(in thousands)	December 31, 2016
Due in one year or less	$285,838
Due after one year through three years	63,763
Due after three years	18,333
Total certificates of deposit greater than or equal to $100,000	$367,934

Borrowings.

We maintain borrowing relationships with other financial institutions as well as the FHLB on a short and long-term basis to meet liquidity needs. Short-term borrowings totaled $6.5 million at December 31, 2016 and $1.8 million at December 31, 2015. The short-term borrowings at December 31, 2016 were comprised of a line of credit of $2.5 million, with no outstanding balance and collateralized  short-term borrowings from the Federal Home Loan Bank totaling $6.5 million.

At December 31, 2016, we had $226.1 million in FHLB letters of credit outstanding obtained solely for collateralizing public deposits.

The following table sets forth information concerning balances and interest rates on our short-term borrowings at the dates and for the years indicated.

	At or For the Years Ended December 31,
(in thousands except for %)	2016	2015	2014
Balance at end of year	$6,500	$1,800	$1,800
Maximum month-end outstanding	$25,000	$13,800	$22,356
Average daily outstanding	$8,775	$4,217	$6,960
Total Weighted average rate during the year	0.85%	2.12%	1.08%
Average rate during year	0.65%	4.50%	4.50%

First Guaranty Bancshares had senior long-term debt totaling $22.1 million at December 31, 2016 and $25.8 million at December 31, 2015.

First Guaranty also had junior subordinated debentures totaling $14.6 million at December 31, 2016 and December 31, 2015.

Shareholders' Equity

Total shareholders' equity increased to $124.3 million at December 31, 2016 from $118.2 million at December 31, 2015. The increase in shareholders' equity was principally the result of a $9.2 million increase in retained earnings, offset by an increase of $3.1 million in accumulated other comprehensive loss. The increase in accumulated other comprehensive loss was primarily attributed to the increase in unrealized losses on available-for-sale securities during the year. The $9.2 million increase in retained earnings was due to net income of $14.1 million during the year ended December 31, 2016, partially offset by $4.9 million in cash dividends paid on our common stock.

Results of Operations

Performance Summary

Year ended December 31, 2016 compared with year ended December 31, 2015. Net income for the year ended December 31, 2016 was $14.1 million, a decrease of $0.4 million, or 2.8%, from $14.5 million for the year ended December 31, 2015. Net income available to common shareholders for the year ended December 31, 2016 was $14.1 million which was a decrease of $28,000. The decrease in net income of $0.4 million for the year ended December 31, 2016 was primarily the result of increased interest expense and increased noninterest expense, partially offset by an increase in interest income and noninterest income. Net gains on securities sales for the years ended December 31, 2016 and 2015 were $3.8 million and $3.3 million, respectively. Earnings per common share for the year ended December 31, 2016 was $1.85 per common share, a decrease of 8.0% or $0.16 per common share from $2.01 per common share for the year ended December 31, 2015 (as adjusted for the 10% stock dividend in December 2015).

Year ended December 31, 2015 compared with year ended December 31, 2014. Net income for the year ended December 31, 2015 was $14.5 million, an increase of $3.3 million, or 29.2%, from $11.2 million for the year ended December 31, 2014. Net income available to common shareholders for the year ended December 31, 2015 was $14.1 million which was an increase of $3.3 million from $10.8 million for 2014. The increase in net income for the year ended December 31, 2015 was primarily the result of increased loan interest income, increased noninterest income, and lower interest expense. Net gains on securities sales for the years ended December 31, 2015 and 2014 were $3.3 million and $0.3 million, respectively. Earnings per common share for the year ended December 31, 2015 was $2.01 per common share, an increase of 28.0% or $0.44 per common share from $1.57 per common share for the year ended December 31, 2014 (as adjusted for the 10% stock dividend in December 2015).

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

A financial institution's asset and liability structure is substantially different from that of a non-financial company, in that virtually all assets and liabilities are monetary in nature. Accordingly, changes in interest rates may have a significant impact on a financial institution's performance. The impact of interest rate changes depends on the sensitivity to the change of our interest-earning assets and interest-bearing liabilities. The effects of the low interest rate environment in recent years and our interest sensitivity position is discussed below.

Year ended December 31, 2016 compared with year ended December 31, 2015. Net interest income for the year ended December 31, 2016 and 2015 was $48.4 million and $47.5 million, respectively. The increase in net interest income for the year ended December 31, 2016 was primarily due to a decrease in the average balance of our total interest-bearing liabilities and an increase in the average yield of our total interest-earnings assets partially offset by the increase in the average rate of our total interest-bearing liabilities and a decrease in the average balance of our total interest-earning assets. The average balance of total interest-bearing liabilities decreased by $18.7 million to $1.1 billion for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The average yield on our total interest-earning assets increased 25 basis points to 4.10% for the year ended December 31, 2016 compared to 3.85% for the year ended December 31, 2015. The average rate of our total interest-bearing liabilities increased by 16 basis points to 0.92% for the year ended December 31, 2016 compared to 0.76% for the year ended December 31, 2015. The average balance of total interest-earning assets decreased by $30.2 million to $1.4 billion for the year ended December 31, 2016 as compared to the year ended December 31, 2015. As a result, our net interest rate spread increased nine basis points to 3.18% for the year ended December 31, 2016 from 3.09% for the year ended December 31, 2015, and our net interest margin increased 13 basis points to 3.39% for the year ended December 31, 2016 from 3.26% for the year ended December 31, 2015.

Year ended December 31, 2015 compared with the year ended December 31, 2014. Net interest income for the year ended December 31, 2015 and 2014 was $47.5 million and $44.1 million, respectively. The increase in net interest income for the year ended December 31, 2015 was primarily due to the increase in the average balance of our total interest-earning assets and a decrease in the average rate of our total interest-bearing liabilities. The average balance of total interest-earning assets increased by $37.5 million to $1.5 billion for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The average yield on our total interest-earning assets increased nine basis points to 3.85% for the year ended December 31, 2015 compared to 3.76% for the year ended December 31, 2014. The average rate of our total interest-bearing liabilities decreased by seven basis points to 0.76% for the year ended December 31, 2015 compared to 0.83% for the year ended December 31, 2014, which was partially offset by the increase in the average balance of total interest-bearing liabilities by $10.5 million to $1.1 billion for the year ended December 31, 2015 as compared to the year ended December 31, 2014. As a result, our net interest rate spread increased sixteen basis points to 3.09% for the year ended December 31, 2015 from 2.93% for the year ended December 31, 2014, and our net interest margin increased fifteen basis points to 3.26% for the year ended December 31, 2015 from 3.11% for the year ended December 31, 2014.

Interest Income

Year ended December 31, 2016 compared with year ended December 31, 2015. First Guaranty continues to transition assets from lower yielding securities to higher yielding loans in order to increase interest income. Interest income increased $2.5 million, or 4.4%, to $58.5 million for the year ended December 31, 2016 from $56.1 million for the year ended December 31, 2015 primarily as a result of a $3.0 million increase in interest income on loans. The increase in interest income resulted primarily from an increase in the average yield of interest-earning assets by 25 basis points to 4.10% for the year ended December 31, 2016 compared to 3.85% for the year ended December 31, 2015. This increase was partially offset by a $30.2 million decrease in the average balance of our interest-earnings assets to $1.4 billion for the year ended December 31, 2016 as compared to the prior year.

Interest income on securities decreased $0.5 million, or 3.7%, to $13.0 million for the year ended December 31, 2016 as a result of the decrease in the average balance of securities, which was partially offset by an increase in the average yield on securities. The average balance of securities decreased $85.9 million to $523.4 million for the year ended December 31, 2016 from $609.3 million for the year ended December 31, 2015 as a result of First Guaranty's plan to transition assets from securities into loans. The average yield on securities increased by 27 basis points to 2.48% for the year ended December 31, 2016 compared to 2.21% for the year ended December 31, 2015.

Interest income on loans increased $3.0 million, or 7.0%, to $45.5 million for the year ended December 31, 2016 as a result of an increase in the average balance of loans, partially offset by a decrease in the average yield on loans. The average balance of loans increased by $65.4 million to $881.4 million for the year ended December 31, 2016 from $816.0 million for the year ended December 31, 2015 as a result of new loan originations, the majority of which were one-to-four family residential loans, the origination of commercial leases, commercial real estate loans and commercial and industrial loans. Partially offsetting the increase in interest income on loans was a decrease in the average yield on loans, which decreased by five basis points to 5.16% for the year ended December 31, 2016 compared to 5.21% for the year ended December 31, 2015 as a result of the low interest rate environment in 2016.

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

Interest Expense

Year ended December 31, 2016 compared with year ended December 31, 2015. Interest expense increased $1.5 million, or 17.8%, to $10.1 million for the year ended December 31, 2016 from $8.6 million for the year ended December 31, 2015 due to an increase in the average rate on deposits partially offset by the decrease in the average balance of deposits. Interest expense also increased due to the origination of a senior secured loan and the issuance of junior subordinated debt used to redeem the SBLF preferred stock at the end of 2015. The approximate increase in interest expense due to these borrowings was $1.4 million for the year ended December 31, 2016. The average rate of time deposits decreased by two basis points during the year ended December 31, 2016 to 1.07%, reflecting downward repricing of our time deposits in the continued low interest rate environment. The decrease was offset by an increase in the average rate of interest-bearing demand deposits of 28 basis points during the year ended December 31, 2016 to 0.63%. The average balance of interest-bearing deposits decreased by $55.8 million during the year ended December 31, 2016 to $1.1 billion as a result of a $81.2 million decrease in the average balance of time deposits that was partially offset by a $25.3 million increase in the average balance of interest-bearing demand deposits and savings deposits.

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

	December 31, 2016			December 31, 2015			December 31, 2014
(in thousands except for %)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-earning deposits with banks(1)	$20,857	$69	0.33%	$30,485	$72	0.24%	$46,455	$115	0.25%
Securities (including FHLB stock)	523,438	12,968	2.48%	609,348	13,471	2.21%	644,561	13,395	2.08%
Federal funds sold	256	-	0.00%	312	-	0.00%	304	-	0.00%
Loans held for sale	-	-	0.00%	-	-	0.00%	10	-	0.00%
Loans, net of unearned income	881,387	45,495	5.16%	816,027	42,536	5.21%	727,385	39,787	5.47%
Total interest-earning assets	1,425,938	58,532	4.10%	1,456,172	56,079	3.85%	1,418,715	53,297	3.76%

Noninterest-earning assets:
Cash and due from banks	7,915			7,191			9,030
Premises and equipment, net	22,306			20,300			19,738
Other assets	3,800			5,870			7,528
Total Assets	$1,459,959			$1,489,533			$1,455,011

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$415,410	2,633	0.63%	$401,617	1,419	0.35%	$386,363	1,312	0.34%
Savings deposits	89,279	80	0.09%	77,726	38	0.05%	69,719	33	0.05%
Time deposits	558,982	5,954	1.07%	640,134	6,985	1.09%	649,165	7,716	1.19%
Borrowings	43,474	1,473	3.39%	6,320	166	2.62%	10,083	141	1.40%
Total interest-bearing liabilities	1,107,145	10,140	0.92%	1,125,797	8,608	0.76%	1,115,330	9,202	0.83%

Noninterest-bearing liabilities:
Demand deposits	221,634			211,584			200,127
Other	5,144			5,010			5,157
Total Liabilities	1,333,923			1,342,391			1,320,614

Shareholders' Equity	126,036			147,142			134,397
Total Liabilities and Shareholders' Equity	$1,459,959			$1,489,533			$1,455,011
Net interest income		$48,392			$47,471			$44,095

Net interest rate spread(2)			3.18%			3.09%			2.93%
Net interest-earning assets(3)	$318,793			$330,375			$303,385
Net interest margin(4)(5)			3.39%			3.26%			3.11%

Average interest-earning assets to interest-bearing liabilities			128.79%			129.35%			127.20%

(1)	Includes Federal Reserve balances reported in cash and due from banks on the consolidated balance sheets.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)
The tax adjusted net interest margin was 3.42%, 3.29% and 3.13% for the years ended December 31, 2016, 2015 and 2014. A 35% tax rate was used to calculate the effect on securities income from tax exempt securities.

Volume/Rate Analysis.

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the years indicated. The table distinguishes between: (1) changes attributable to volume (changes in volume multiplied by the prior year's rate); (2) changes attributable to rate (change in rate multiplied by the prior year's volume) and (3) total increase (decrease) (the sum of the previous columns). Changes attributable to both volume and rate are allocated ratably between the volume and rate categories.

	For the Years Ended December 31, 2016 vs. 2015 Increase (Decrease) Due To			For the Years Ended December 31, 2015 vs. 2014 Increase (Decrease) Due To
(in thousands except for %)	Volume	Rate	Increase/ Decrease	Volume	Rate	Increase/ Decrease
Interest earned on:
Interest-earning deposits with banks	$(27)	$24	$(3)	$(38)	$(5)	$(43)
Securities (including FHLB stock)	(2,023)	1,520	(503)	(754)	830	76
Federal funds sold	-	-	-	-	-	-
Loans held for sale	-	-	-	-	-	-
Loans, net of unearned income	3,377	(418)	2,959	4,684	(1,935)	2,749
Total interest income	1,327	1,126	2,453	3,892	(1,110)	2,782

Interest paid on:
Demand deposits	50	1,164	1,214	53	54	107
Savings deposits	7	35	42	4	1	5
Time deposits	(868)	(163)	(1,031)	(106)	(625)	(731)
Borrowings	1,245	62	1,307	(66)	91	25
Total interest expense	434	1,098	1,532	(115)	(479)	(594)

Change in net interest income	$893	$28	$921	$4,007	$(631)	$3,376

Provision for Loan Losses

A provision for loan losses is a charge to income in an amount that management believes is necessary to maintain an adequate allowance for loan losses. The provision is based on management's regular evaluation of current economic conditions in our specific markets as well as regionally and nationally, changes in the character and size of the loan portfolio, underlying collateral values securing loans, and other factors which deserve recognition in estimating loan losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.

We recorded a $3.7 million provision for loan losses for the year ended December 31, 2016 compared to $3.9 million for 2015. The allowance for loan losses at December 31, 2016 was $11.1 million or 1.17% of total loans, compared to $9.4 million or 1.12% of total loans at December 31, 2015. The decrease in the provision was attributed to the improvement in credit quality of the loan portfolio. The primary change to the credit quality of the loan portfolio was associated with the upgrades of loans. Substandard loans decreased $16.7 million to $42.0 million at December 31, 2016 from $58.7 million at December 31, 2015, partially offset by an increase in doubtful loans of $7.7 million. We believe that the allowance is adequate to cover potential losses in the loan portfolio given the current economic conditions, and current expected net charge-offs and non-performing asset levels.

For the year ended December 31, 2015, the provision for loan losses was $3.9 million, an increase of $1.9 million from $2.0 million for 2014. The allowance for loan losses was $9.4 million and $9.1 million at December 31, 2015 and 2014, respectively. The primary change to the credit quality of the loan portfolio was associated with the downgrades of loans. The impaired loan portfolio did not suffer additional declines in estimated fair value requiring further provisions.

Noninterest Income.

Our primary sources of recurring noninterest income are customer service fees, loan fees, gains on the sale of loans and available-for-sale securities and other service fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.

Noninterest income totaled $9.5 million for the year ended December 31, 2016, an increase of $0.5 million when compared to $9.0 million for 2015. The increase was primarily due to higher gains on securities sales. Net securities gains were $3.8 million for the year ended December 31, 2016 and $3.3 million for 2015. The gains on securities sales occurred as First Guaranty sold investment securities in order to fund loan growth.  We also continued to have gains from bonds that were called and paid off before their contractual maturity. Service charges, commissions and fees totaled $2.4 million for the year ended December 31, 2016 and $2.7 million for 2015. ATM and debit card fees totaled $1.9 million for the year ended December 31, 2016 and $1.8 million for 2015. Other noninterest income increased by $0.3 million to $1.4 million for the year ended December 31, 2016 compared to $1.1 million for 2015. Other noninterest income included a $0.1 million other-than-temporary impairment charge on an investment security.

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

Noninterest Expense

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense and other types of expenses. Noninterest expense increased $1.8 million to $32.9 million for the year ended December 31, 2016 compared to $31.1 million in 2015. Salaries and employee benefits expense totaled $16.6 million for 2016 and $15.5 million for 2015. Occupancy and equipment expense totaled $4.2 million for 2016 and $3.8 million for 2015. Other noninterest expense increased by $0.3 million to $12.1 million for the year ended December 31, 2016 as compared to 2015. Included in noninterest expense were flood related expenses of approximately $0.3 million that occurred during the year ended December 31, 2016.

Noninterest expense decreased $0.5 million to $31.1 million for the year ended December 31,  2015 compared to 2014. Salaries and employee benefits expense totaled $15.5 million for 2015 and $15.8 million for 2014. Occupancy and equipment expense totaled $3.8 million for 2015 and $3.9 million for 2014. Other noninterest expense decreased by $0.1 million to $11.8 million for the year ended December 31, 2015.

The following table presents, for the years indicated, the major categories of other noninterest expense:

(in thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Other noninterest expense:
Legal and professional fees	$2,185	$2,019	$1,982
Data processing	1,259	1,184	1,153
ATM fees	1,044	1,022	1,122
Marketing and public relations	878	848	700
Taxes - sales, capital, and franchise	787	717	605
Operating supplies	471	414	410
Software expense and amortization	835	612	499
Travel and lodging	710	818	566
Telephone	177	172	242
Amortization of core deposits	320	320	320
Donations	298	332	150
Net costs from other real estate and repossessions	498	493	1,374
Regulatory assessment	1,005	1,111	1,181
Other	1,599	1,692	1,522
Total other expense	$12,066	$11,754	$11,826

Income Taxes.

The amount of income expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other non-deductible expenses. The provision for income taxes for the years ended December 31, 2016, 2015 and 2014 was $7.2 million, $7.0 million and $5.5 million, respectively. The provision for income taxes decreased in 2016 as compared to 2015. Our statutory tax rate was 35.0% for 2016, 2015 and 2014.

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

Loans maturing within one year or less at December 31, 2016 totaled $149.7 million. At December 31, 2016, time deposits maturing within one year or less totaled $359.9 million. Our held-to-maturity investment securities portfolio at December 31, 2016 was $101.9 million or 20.4% of the investment portfolio compared to $169.8 million or 31.1% at December 31, 2015. The securities in the held-to-maturity portfolio are used to collateralize public funds deposits and may also be used to secure borrowings with the FHLB or Federal Reserve Bank. The agency securities in the held-to-maturity portfolio have maturities of 10 years or less. The mortgage backed securities have stated final maturities of 15 to 20 years at December 31, 2016. The held-to-maturity portfolio had a forecasted weighted average life of approximately 5.7 years based on current interest rates at December 31, 2016. Management regularly monitors the size and composition of the held-to-maturity portfolio to evaluate its effect on our liquidity. Our available for sale portfolio was $397.5 million, or 79.6% of the investment portfolio at December 31, 2016 compared to $376.4 million, or 68.9% at December 31, 2015.The majority of the available for sale portfolio was comprised of U.S. Treasuries, U.S. Government Agencies, mortgage backed securities, municipal bonds and investment grade corporate bonds. We believe these securities are readily marketable and enhance our liquidity.

We maintained a net borrowing capacity at the FHLB totaling $45.8 million and $116.7 million at December 31, 2016 and December 31, 2015, respectively with $6.5 million in FHLB advances outstanding at December 31, 2016 and no borrowings outstanding at December 31, 2015. At December 31, 2016, we had outstanding letters of credit from the FHLB in the amount of $226.1 million that were used to collateralize public funds deposits. We also have a discount window line with the Federal Reserve Bank of $14.9 million, with no outstanding balance at December 31, 2016. We also maintain federal funds lines of credit at various correspondent banks with borrowing capacity of $70.5 million at December 31, 2016. We have a revolving line of credit for $2.5 million, with no outstanding balance at December 31, 2016 secured by a pledge of the Bank's common stock. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources

Our capital position is reflected in total shareholders' equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total shareholders' equity increased to $124.3 million at December 31, 2016 from $118.2 million at December 31, 2015. The increase in total shareholders' equity was principally the result of the increase in retained earnings of $9.2 million offset by a decrease in the balance of accumulated other comprehensive income of $3.1 million to a $4.0 million loss at December 31, 2016. The $9.2 million increase in retained earnings was due to net income of $14.1 million during the year ended December 31, 2016, partially offset by $4.9 million in cash dividends paid on our common stock.

Capital Management

We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the Federal Reserve and the FDIC. We review capital levels on a monthly basis. We evaluate a number of capital ratios, including Tier 1 capital to total adjusted assets (the leverage ratio) and Tier 1 capital to risk-weighted assets. At December 31, 2016, First Guaranty Bancshares and First Guaranty Bank were classified as well-capitalized. First Guaranty Bancshares, Inc. capital conservation buffer was 4.59% at December 31, 2016. First Guaranty Bank's capital conservation buffer was 4.99% at December 31, 2016.

The following table presents our capital ratios as of the indicated dates.

	"Well Capitalized Minimums"	At December 31, 2016	"Well Capitalized Minimums"	At December 31, 2015

Tier 1 Leverage Ratio:
Consolidated	N/A	8.68%	N/A	8.17%
Bank	5.00%	9.88%	5.00%	9.74%

Tier 1 Risk-based Capital Ratio:
Consolidated	N/A	10.59%	N/A	10.85%
Bank	8.00%	12.05%	8.00%	12.98%

Total Risk-based Capital Ratio:
Consolidated	N/A	12.79%	N/A	13.13%
Bank	10.00%	12.99%	10.00%	13.86%

Common Equity Tier One Capital:
Consolidated	N/A	10.59%	N/A	10.85%
Bank	6.50%	12.05%	0.065	12.98%

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

The notional amounts of the financial instruments with off-balance sheet risk at December 31, 2016, 2015 and 2014 are as follows:

Contract Amount

(in thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Commitments to Extend Credit	$56,910	$88,081	$59,675
Unfunded Commitments under lines of credit	$128,428	$107,581	$111,247
Commercial and Standby letters of credit	$6,602	$7,486	$7,743

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

Unfunded commitments under lines of credit are contractually obligated by us as long as the borrower is in compliance with the terms of the loan relationship. Unfunded lines of credit are typically operating lines of credit that adjust on a regular basis as a customer requires funding. There may be seasonal variations to the usage of these lines. At December 31, 2016, the largest concentration of unfunded commitments were lines of credit associated with commercial and industrial loans.

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

There were no losses incurred on any commitments during the years ended December 31, 2016, 2015 and 2014.

Contractual Obligations

The following table summarizes our fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2016. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

Payments Due by Period:	December 31, 2016
(in thousands)	Less Than One Year	One to Three Years	Over Three Years	Total
Operating leases	$33	$61	$37	$131
Software contracts	1,114	1,682	-	2,796
Time deposits	359,943	120,015	38,039	517,997
Short-term borrowings	6,500	-	-	6,500
Senior long-term debt	2,125	5,000	15,000	22,125
Junior subordinated debentures	-	-	15,000	15,000
Total contractual obligations	$369,715	$126,758	$68,076	$564,549

Item 7A– Quantitative and Qualitative Disclosures about Market Risk

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

The need for interest sensitivity gap management is most critical in times of rapid changes in overall interest rates. We generally seek to limit our exposure to interest rate fluctuations by maintaining a relatively balanced mix of rate sensitive assets and liabilities on a one-year time horizon and greater than one-year time horizon. Because of the significant impact on net interest margin from mismatches in repricing opportunities, we monitor the asset-liability mix periodically depending upon the management asset liability committee's assessment of current business conditions and the interest rate outlook. We maintain exposure to interest rate fluctuations within prudent levels using varying investment strategies. These strategies include, but are not limited to, frequent internal modeling of asset and liability values and behavior due to changes in interest rates. We monitor cash flow forecasts closely and evaluate the impact of both prepayments and extension risk.

The following interest sensitivity analysis is one measurement of interest rate risk. This analysis, which we prepare monthly, reflects the contractual maturity characteristics of assets and liabilities over various time periods. This analysis does not factor in prepayments or interest rate floors on loans which may significantly change the report. This table includes nonaccrual loans in their respective maturity periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at December 31, 2016 illustrated below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

	December 31, 2016
	Interest Sensitivity Within
(dollars in thousands)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$365,395	$53,796	$419,191	$529,730	$948,921
Securities (including FHLB stock)	35,351	6,237	41,588	459,564	501,152
Federal Funds Sold	271	-	271	-	271
Other earning assets	9,427	-	9,427	-	9,427
Total earning assets	$410,444	$60,033	$470,477	$989,294	$1,459,771

Source of Funds:
Interest-bearing accounts:
Demand deposits	$479,810	$-	$479,810	$-	$479,810
Savings deposits	97,280	-	97,280	-	97,280
Time deposits	154,773	205,170	359,943	158,054	517,997
Short-term borrowings	6,500	-	6,500	-	6,500
Senior long-term debt	21,850	250	22,100	-	22,100
Junior subordinated debt	-	-	-	14,630	14,630
Noninterest-bearing, net	-	-	-	321,454	321,454
Total source of funds	$760,213	$205,420	$965,633	$494,138	$1,459,771

Period gap	$(349,769)	$(145,387)	$(495,156)	$495,156
Cumulative gap	$(349,769)	$(495,156)	$(495,156)	$-

Cumulative gap as a percent of earning assets	-24.0%	-33.9%	-33.9%

Net Interest Income at Risk.

Net interest income at risk measures the risk of a decline in earnings due to changes in interest rates. The first table below presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in the yield curve over a 12-month horizon at December 31, 2016. The second table below presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from a gradual shift in the yield curve over a 12-month period. Shifts are measured in 100 basis point increments (+400 through -100 basis points) from base case. We do not present shifts less than 100 basis points because of the current low interest rate environment. The base case scenario encompasses key assumptions for asset/liability mix, loan and deposit growth, pricing, prepayment speeds, deposit decay rates, securities portfolio cash flows and reinvestment strategy and the market value of certain assets under the various interest rate scenarios. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous and gradual shocks are performed against that yield curve.

December 31, 2016
Instantaneous Changes in Interest Rates (basis points)	Percent Change in Net Interest Income
+400	(14.10%)
+300	(10.44%)
+200	(6.76%)
+100	(3.21%)
Base	0%
-100	1.59%

Gradual Changes in Interest Rates (basis points)	Percent Change in Net Interest Income
+400	(7.29%)
+300	(5.38%)
+200	(3.51%)
+100	(1.59%)
Base	0%
-100	2.55%

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

We are pursuing a strategy that began in 2012 to reduce long-term interest rate risk. The contractual maturity of the investment portfolio was shortened and mortgage backed securities were purchased to enhance cash flow. We were able to grow our loan portfolio while reducing the size of the investment portfolio. New loans originated generally were either floating rate or were fixed rate with maturities that did not exceed five years. Securities as a percentage of average interest-earning assets decreased from 37.5% in 2015 to 35.0% in 2016. Deposit maturities were extended and generally priced lower. We believe that the addition of short-term securities and deploying our capital to grow our loan portfolio will help to lower interest rate risk.

Item 8 - Financial Statements and Supplementary Data

Report of Castaing, Hussey & Lolan, LLC
Independent Registered Accounting Firm

To the Shareholders and Board of Directors
First Guaranty Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of First Guaranty Bancshares, Inc. and subsidiary as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2016. First Guaranty's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Guaranty Bancshares, Inc. and subsidiary as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

We also audited, in accordance with the standards of the American Institute of Certified Public Accountants, First Guaranty Bancshares, Inc. and subsidiary's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 30, 2017 expressed an unqualified opinion thereon.

/s/ Castaing, Hussey & Lolan, LLC

Castaing, Hussey & Lolan, LLC
New Iberia, Louisiana
March 30, 2017

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2016	December 31, 2015
Assets
Cash and cash equivalents:
Cash and due from banks	$17,840	$36,690
Federal funds sold	271	582
Cash and cash equivalents	18,111	37,272

Interest-earning time deposits with banks	-	997

Investment securities:
Available for sale, at fair value	397,473	376,369
Held to maturity, at cost (estimated fair value of $99,906 and $168,148, respectively)	101,863	169,752
Investment securities	499,336	546,121

Federal Home Loan Bank stock, at cost	1,816	935

Loans, net of unearned income	948,921	841,583
Less: allowance for loan losses	11,114	9,415
Net loans	937,807	832,168

Premises and equipment, net	23,519	22,019
Goodwill	1,999	1,999
Intangible assets, net	1,056	1,394
Other real estate, net	359	1,577
Accrued interest receivable	7,039	6,015
Other assets	9,904	9,256
Total Assets	$1,500,946	$1,459,753

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$231,094	$213,203
Interest-bearing demand	479,810	409,209
Savings	97,280	81,448
Time	517,997	592,010
Total deposits	1,326,181	1,295,870

Short-term borrowings	6,500	1,800
Accrued interest payable	1,931	1,707
Senior long-term debt	22,100	25,824
Junior subordinated debentures	14,630	14,597
Other liabilities	5,255	1,731
Total Liabilities	1,376,597	1,341,529

Shareholders' Equity
Common stock:[1]
$1 par value - authorized 100,600,000 shares; issued 7,609,194 shares	7,609	7,609
Surplus	61,584	61,584
Retained earnings	59,155	49,932
Accumulated other comprehensive income (loss)	(3,999)	(901)
Total Shareholders' Equity	124,349	118,224
Total Liabilities and Shareholders' Equity	$1,500,946	$1,459,753

See Notes to Consolidated Financial Statements.
1  All share amounts have been restated to reflect the ten percent stock dividend paid December 17, 2015 to shareholders of record as of December 10, 2015.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(in thousands, except share data)	2016	2015	2014
Interest Income:
Loans (including fees)	$45,495	$42,536	$39,787
Deposits with other banks	69	72	115
Securities (including FHLB stock)	12,968	13,471	13,395
Total Interest Income	58,532	56,079	53,297

Interest Expense:
Demand deposits	2,633	1,419	1,312
Savings deposits	80	38	33
Time deposits	5,954	6,985	7,716
Borrowings	1,473	166	141
Total Interest Expense	10,140	8,608	9,202

Net Interest Income	48,392	47,471	44,095
Less: Provision for loan losses	3,705	3,864	1,962
Net Interest Income after Provision for Loan Losses	44,687	43,607	42,133

Noninterest Income:
Service charges, commissions and fees	2,388	2,736	2,767
ATM and debit card fees	1,859	1,779	1,671
Net gains on securities	3,799	3,300	295
Net gain (loss) on sale of loans	14	4	(12)
Other	1,395	1,137	1,456
Total Noninterest Income	9,455	8,956	6,177

Noninterest Expense:
Salaries and employee benefits	16,577	15,496	15,840
Occupancy and equipment expense	4,242	3,845	3,928
Other	12,066	11,754	11,826
Total Noninterest Expense	32,885	31,095	31,594

Income Before Income Taxes	21,257	21,468	16,716
Less: Provision for income taxes	7,164	6,963	5,492
Net Income	$14,093	$14,505	$11,224
Preferred stock dividends	-	(384)	(394)
Income Available to Common Shareholders	$14,093	$14,121	$10,830

Per Common Share:[1]
Earnings	$1.85	$2.01	$1.57
Cash dividends paid	$0.64	$0.60	$0.58

Weighted Average Common Shares Outstanding	7,609,194	7,013,869	6,920,022

See Notes to Consolidated Financial Statements
1  All share and per share amounts have been restated to reflect the ten percent stock dividend paid December 17, 2015 to shareholders of record as of December 10, 2015.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(in thousands)	2016	2015	2014
Net Income	$14,093	$14,505	$11,224
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(955)	1,394	14,499
Reclassification adjustments for net gains included in net income	(3,799)	(3,300)	(295)
Reclassification of OTTI losses included in net income	60	175	-
Change in unrealized gains (losses) on securities	(4,694)	(1,731)	14,204
Tax impact	1,596	589	(4,829)
Other comprehensive income (loss)	(3,098)	(1,142)	9,375
Comprehensive Income	$10,995	$13,363	$20,599

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Series C Preferred Stock $1,000 Par	Common Stock $1 Par	Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
(in thousands, except share data)
Balance December 31, 2013	$39,435	$6,923	$51,646	$(54)	$34,589	$(9,134)	$123,405
Net income	-	-	-	-	11,224	-	11,224
Other comprehensive income	-	-	-	-	-	9,375	9,375
Cash dividends on common stock ($0.58 per share)	-	-	-	-	(4,027)	-	(4,027)
Preferred stock dividends	-	-	-	-	(394)	-	(394)
Balance December 31, 2014	$39,435	$6,923	$51,646	$(54)	$41,392	$241	$139,583
Net income	-	-	-	-	14,505	-	14,505
Reclassification of treasury stock under the LCBA (1)	-	(3)	-	54	(51)	-	-
Other comprehensive income	-	-	-	-	-	(1,142)	(1,142)
Preferred stock redeemed, Series C	(39,435)	-	-	-	-	-	(39,435)
Common stock issued in initial public offering, 689,172 shares(2)	-	689	9,938	-	(1,283)	-	9,344
Cash dividends on common stock ($0.60 per share)	-	-	-	-	(4,247)	-	(4,247)
Preferred stock dividends	-	-	-	-	(384)	-	(384)
Balance December 31, 2015	$-	$7,609	$61,584	$-	$49,932	$(901)	$118,224
Net income	-	-	-	-	14,093	-	14,093
Other comprehensive income	-	-	-	-	-	(3,098)	(3,098)
Cash dividends on common stock ($0.64 per share)	-	-	-	-	(4,870)	-	(4,870)
Balance December 31, 2016	$-	$7,609	$61,584	$-	$59,155	$(3,999)	$124,349

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

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2016	2015	2014
Cash Flows From Operating Activities:
Net income	$14,093	$14,505	$11,224
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,705	3,864	1,962
Depreciation and amortization	2,190	1,995	2,143
Amortization/Accretion of investments	2,239	2,036	2,164
Gain on sale/call of securities	(3,799)	(3,300)	(295)
Other than temporary impairment charge on securities	60	175	-
Gain on sale of assets	(76)	(6)	(17)
Repossessed asset write downs, gain and losses on dispositions	243	411	665
FHLB stock dividends	(6)	(4)	(4)
Net decrease in loans held for sale	-	-	88
Change in other assets and liabilities, net	3,563	(2,461)	(1,140)
Net Cash Provided by Operating Activities	22,212	17,215	16,790

Cash Flows From Investing Activities:
Funds invested in certificates of deposit	-	-	(10,000)
Proceeds from maturities, calls and sales of certificates of deposit	1,001	9,250	500
Proceeds from maturities and calls of HTM securities	85,875	72,036	8,279
Proceeds from maturities, calls and sales of AFS securities	1,000,905	723,249	535,167
Funds invested in HTM securities	(18,563)	(48,318)	-
Funds Invested in AFS securities	(1,024,632)	(650,698)	(538,209)
Proceeds from sale/redemption of Federal Home Loan Bank stock	-	3,554	4,169
Funds invested in Federal Home Loan Bank stock	(875)	(2,864)	(3,950)
Net increase in loans	(109,467)	(56,000)	(92,697)
Purchases of premises and equipment	(4,109)	(4,400)	(1,668)
Proceeds from sales of premises and equipment	983	4	375
Proceeds from sales of other real estate owned	1,098	1,394	3,049
Net Cash (Used In) Provided By Investing Activities	(67,784)	47,207	(94,985)

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	30,311	(75,969)	68,740
Net increase (decrease) in federal funds purchased and short-term borrowings	4,700	-	(3,988)
Proceeds from long-term borrowings, net of costs	-	24,969	1,555
Repayment of long-term borrowings	(3,730)	(600)	(600)
Proceeds from junior subordinated debentures, net of costs	-	14,597	-
Issuance of common stock, net of costs	-	9,344	-
Redemption of preferred stock	-	(39,435)	-
Dividends paid	(4,870)	(4,631)	(4,421)
Net Cash Provided By (Used in) Financing Activities	26,411	(71,725)	61,286

Net Decrease In Cash and Cash Equivalents	(19,161)	(7,303)	(16,909)
Cash and Cash Equivalents at the Beginning of the Period	37,272	44,575	61,484
Cash and Cash Equivalents at the End of the Period	$18,111	$37,272	$44,575

Noncash Activities:
Loans transferred to foreclosed assets	$123	$1,184	$2,330

Cash Paid During the Period:
Interest on deposits and borrowed funds	$9,916	$8,898	$9,569
Income taxes	$3,000	$8,400	$4,500

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Summary of Significant Accounting Policies

Business

First Guaranty Bancshares, Inc. ("First Guaranty" or the "Company") is a Louisiana corporation headquartered in Hammond, LA. First Guaranty owns all of the outstanding shares of common stock of First Guaranty Bank. First Guaranty Bank (the "Bank") is a Louisiana state-chartered commercial bank that provides a diversified range of financial services to consumers and businesses in the communities in which it operates. These services include consumer and commercial lending, mortgage loan origination, the issuance of credit cards and retail banking services. The Bank also maintains an investment portfolio comprised of government, government agency, corporate, and municipal securities. The Bank has twenty-one banking offices, including one drive-up banking facility, and twenty-seven automated teller machines (ATMs) in Southeast, Southwest and North Louisiana.

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

Securities

First Guaranty reviews its financial position, liquidity and future plans in evaluating the criteria for classifying investment securities. Debt securities that Management has the ability and intent to hold to maturity are classified as held to maturity and carried at cost, adjusted for amortization of premiums and accretion of discounts using methods approximating the interest method. Securities available for sale are stated at fair value. The unrealized difference, if any, between amortized cost and fair value of these AFS securities is excluded from income and is reported, net of deferred taxes, in accumulated other comprehensive income as a part of shareholders' equity. Details of other comprehensive income are reported in the consolidated statements of comprehensive income. Realized gains and losses on securities are computed based on the specific identification method and are reported as a separate component of other income. Amortization of premiums and discounts is included in interest income. Discounts and premiums related to debt securities are amortized using the effective interest rate method.

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

Accrual of interest is discontinued on a loan when Management believes, after considering economic and business conditions and collection efforts, the borrower's financial condition is such that reasonable doubt exists as to the full and timely collection of principal and interest. This evaluation is made for all loans that are 90 days or more contractually past due. When a loan is placed in nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of interest and principal is probable. Loans are returned to accrual status when, in the judgment of Management, all principal and interest amounts contractually due are reasonably assured to be collected within a reasonable time frame and when the borrower has demonstrated payment performance of cash or cash equivalents; generally for a period of six months. All loans, except mortgage loans, are considered past due if they are past due 30 days. Mortgage loans are considered past due when two consecutive payments have been missed. Loans that are past due 90-120 days and deemed uncollectible are charged-off. The loan charge off is a reduction of the allowance for loan losses.

Troubled Debt Restructurings (TDRs)

TDRs are loans in which the borrower is experiencing financial difficulty at the time of restructuring, and the Bank has granted a concession to the borrower. TDRs are undertaken in order to improve the likelihood of recovery on the loan and may take the form of modifications made with the stated interest rate lower than the current market rate for new debt with similar risk, other modifications to the structure of the loan that fall outside of normal underwriting policies and procedures, or in limited circumstances forgiveness of principal and / or interest. TDRs can involve loans remaining on non-accrual, moving to non-accrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. TDRs are subject to policies governing accrual and non-accrual evaluation consistent with all other loans as discussed in the "Loans" section above. All loans with the TDR designation are considered to be impaired, even if they are accruing.

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

A loan is considered impaired when, based on current information and events, it is probable that First Guaranty will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by Management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the collateral if the loan is collateral dependent. This process is only applied to impaired loans or relationships in excess of $250,000. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, individual consumer and residential loans are not separately identified for impairment disclosures, unless such loans are the subject of a restructuring agreement. Loans that have been restructured in a troubled debt restructuring will continue to be evaluated individually for impairment, including those no longer requiring disclosure.

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

Allowance for loan losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when Management believes that the collectability of the principal is unlikely. The allowance, which is based on evaluation of the collectability of loans and prior loan loss experience, is an amount that, in the opinion of Management, reflects the risks inherent in the existing loan portfolio and exists at the reporting date. The evaluations take into consideration a number of subjective factors including changes in the nature and volume of the loan portfolio, historical losses, overall portfolio quality, review of specific problem loans, current economic conditions that may affect a borrower's ability to pay, adequacy of loan collateral and other relevant factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require additional recognition of losses based on their judgments about information available to them at the time of their examination.

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

Goodwill and intangible assets

Goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. First Guaranty's goodwill is tested for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. Adverse changes in the economic environment, declining operations, or other factors could result in a decline in the implied fair value of goodwill. If the implied fair value is less than the carrying amount, a loss would be recognized in other non-interest expense to reduce the carrying amount to implied fair value of goodwill. The goodwill impairment test includes two steps that are preceded by a, "step zero", qualitative test. The qualitative test allows Management to assess whether qualitative factors indicate that it is more likely than not that impairment exists. If it is not more likely than not that impairment exists, then no impairment exists and the two step quantitative test would not be necessary. These qualitative indicators include factors such as earnings, share price, market conditions, etc. If the qualitative factors indicate that it is more likely than not that impairment exists, then the two step quantitative test would be necessary. Step one is used to identify potential impairment and compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Step two of the goodwill impairment test compares the implied estimated fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill for that reporting unit exceeds the implied fair value of that unit's goodwill, an impairment loss is recognized in an amount equal to that excess.

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

Income taxes

First Guaranty and its subsidiary file a consolidated federal income tax return on a calendar year basis. In lieu of Louisiana state income tax, the Bank is subject to the Louisiana bank shares tax, which is included in noninterest expense in First Guaranty's consolidated financial statements. With few exceptions, First Guaranty is no longer subject to U.S. federal, state or local income tax examinations for years before 2013. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the deferred tax assets or liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be utilized.

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

Reclassifications

Certain reclassifications have been made to prior year end financial statements in order to conform to the classification adopted for reporting in 2016.

Note 2. Recent Accounting Pronouncements

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

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment". This ASU amends the guidance on impairment testing. The ASU eliminates Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The ASU also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This ASU is effective for annual and interim periods beginning after December 15, 2019. We are currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-01, "Business Combinations: Clarifying the Definition of a Business". This ASU clarifies the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. This ASU is intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU is effective for annual and interim periods beginning December 15, 2017. The adoption of this ASU is not expected to have a material effect on the Consolidated Financial Statements.

Note 3. Cash and Due from Banks

Certain reserves are required to be maintained at the Federal Reserve Bank. There was no reserve requirement as of December 31, 2016 and 2015. At December 31, 2016 First Guaranty had only one account at correspondent banks, excluding the Federal Reserve Bank, that exceeded the FDIC insurable limit of $250,000.This account was over the insurable limit by $4,000. At December 31, 2015 First Guaranty had only one account at correspondent banks, excluding the Federal Reserve Bank, that exceeded the FDIC insurable limit of $250,000. This account was over the insurable limit by $2,000.

Note 4. Securities

A summary comparison of securities by type at December 31, 2016 and 2015 is shown below.

	December 31, 2016				December 31, 2015
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S Treasuries	$29,994	$-	$-	$29,994	$29,999	$-	$-	$29,999
U.S. Government Agencies	183,152	-	(4,820)	178,332	165,364	-	(1,553)	163,811
Corporate debt securities	132,448	1,624	(2,100)	131,972	105,680	2,259	(2,803)	105,136
Mutual funds or other equity securities	580	-	(7)	573	580	2	-	582
Municipal bonds	28,177	100	(320)	27,957	47,339	899	(5)	48,233
Mortgage-backed securities	29,181	-	(536)	28,645	28,891	-	(283)	28,608
Total available-for-sale securities	$403,532	$1,724	$(7,783)	$397,473	$377,853	$3,160	$(4,644)	$376,369

Held-to-maturity:
U.S. Government Agencies	$18,167	$-	$(655)	$17,512	$77,343	$-	$(721)	$76,622
Mortgage-backed securities	83,696	-	(1,302)	82,394	92,409	9	(892)	91,526
Total held-to-maturity securities	$101,863	$-	$(1,957)	$99,906	$169,752	$9	$(1,613)	$168,148

The scheduled maturities of securities at December 31, 2016, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to call or prepayments. Mortgage-backed securities are not due at a single maturity because of amortization and potential prepayment of the underlying mortgages. For this reason they are presented separately in the maturity table below.

	December 31, 2016
(in thousands)	Amortized Cost	Fair Value
Available-for-sale:
Due in one year or less	$39,711	$39,772
Due after one year through five years	91,818	92,611
Due after five years through 10 years	215,615	209,970
Over 10 years	27,207	26,475
Subtotal	374,351	368,828
Mortgage-backed Securities	29,181	28,645
Total available-for-sale securities	$403,532	$397,473

Held-to-maturity:
Due in one year or less	$-	$-
Due after one year through five years	4,998	4,953
Due after five years through 10 years	13,169	12,559
Over 10 years	-	-
Subtotal	18,167	17,512
Mortgage-backed Securities	83,696	82,394
Total held-to-maturity securities	$101,863	$99,906

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses as of the dates indicated:

	At December 31, 2016
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasuries	3	$10,997	$-	-	$-	$-	3	$10,997	$-
U.S. Government Agencies	54	178,331	(4,820)	-	-	-	54	178,331	(4,820)
Corporate debt securities	185	61,669	(1,613)	26	6,440	(487)	211	68,109	(2,100)
Mutual funds or other equity securities	1	493	(7)	-	-	-	1	493	(7)
Municipal bonds	14	10,210	(320)	-	-	-	14	10,210	(320)
Mortgage-backed securities	16	28,645	(536)	-	-	-	16	28,645	(536)
Total available-for-sale securities	273	$290,345	$(7,296)	26	$6,440	$(487)	299	$296,785	$(7,783)

Held-to-maturity:
U.S. Government Agencies	10	$17,512	$(655)	-	$-	$-	10	$17,512	$(655)
Mortgage-backed securities	48	82,394	(1,302)	-	-	-	48	82,394	(1,302)
Total held-to-maturity securities	58	$99,906	$(1,957)	-	$-	$-	58	$99,906	$(1,957)

	At December 31, 2015
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Treasuries	2	$9,999	$-	-	$-	$-	2	$9,999	$-
U.S. Government Agencies	49	116,473	(921)	11	47,338	(632)	60	163,811	(1,553)
Corporate debt securities	112	31,414	(1,509)	27	5,344	(1,294)	139	36,758	(2,803)
Mutual funds or other equity securities	-	-	-	-	-	-	-	-	-
Municipal bonds	2	679	(5)	-	-	-	2	679	(5)
Mortgage-backed securities	14	28,608	(283)	-	-	-	14	28,608	(283)
Total available-for-sale securities	179	$187,173	$(2,718)	38	$52,682	$(1,926)	217	$239,855	$(4,644)

Held-to-maturity:
U.S. Government Agencies	16	$51,865	$(404)	7	$23,852	$(317)	23	$75,717	$(721)
Mortgage-backed securities	39	82,863	(892)	-	-	-	39	82,863	(892)
Total held-to-maturity securities	55	$134,728	$(1,296)	7	$23,852	$(317)	62	$158,580	$(1,613)

As of December 31, 2016, 357 of First Guaranty's debt securities had unrealized losses totaling 2.4% of the individual securities' amortized cost basis and 1.9% of First Guaranty's total amortized cost basis of the investment securities portfolio. 26 of the 357 securities had been in a continuous loss position for over 12 months at such date. The 26 securities had an aggregate amortized cost basis of $6.9 million and an unrealized loss of $0.5 million at December 31, 2016. Management has the intent and ability to hold these debt securities until maturity or until anticipated recovery.

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

Corporate debt securities in a loss position consist primarily of corporate bonds issued by businesses in the financial, insurance, utility, manufacturing, industrial, consumer products and oil and gas industries. Two issuers have other-than-temporary impairment losses at December 31, 2016. First Guaranty believes that the remaining issuers will be able to fulfill the obligations of these securities based on evaluations described above. First Guaranty has the ability and intent to hold these securities until they recover, which could be at their maturity dates.

During the years ended December 31, 2016 and 2015, First Guaranty recorded OTTI losses on available-for-sale securities as follows:

(in thousands)	Year Ended December 31, 2016	Year Ended December 31, 2015
Total OTTI charge realized and unrealized	$66	$571
OTTI recognized in other comprehensive income (non-credit component)	6	396
Net impairment losses recognized in earnings (credit component)	$60	$175

There were $0.1 million, $0.2 million, and $0 other-than-temporary impairment losses recognized on securities in 2016, 2015 and 2014, respectively.

The following table presents a roll-forward of the amount of credit losses on debt securities held by First Guaranty for which a portion of OTTI was recognized in other comprehensive income for the year ended December 31, 2016 and 2015:

(in thousands)	Year Ended December 31, 2016	Year Ended December 31, 2015
Beginning balance of credit losses at beginning of year	$175	$-
Other-than-temporary impairment credit losses on securities not previously OTTI	60	175
Increases for additional credit losses on securities previously determined to be OTTI	-	-
Reduction for increases in cash flows	-	-
Reduction due to credit impaired securities sold or fully settled	(175)	-
Ending balance of cumulative credit losses recognized in earnings at end of year	$60	$175

In 2016 there were no other-than-temporary impairment credit losses on securities for which we had previously recognized OTTI. The amount related to losses on securities with no previous losses amounted to $0.1 million at December 31, 2016. For securities that have indications of credit related impairment, management analyzes future expected cash flows to determine if any credit related impairment is evident. Estimated cash flows are determined using management's best estimate of future cash flows based on specific assumptions. The assumptions used to determine the cash flows were based on estimates of loss severity and credit default probabilities. Management reviews reports from credit rating agencies and public filings of issuers. The credit related impairment was related to one corporate debt security with a book balance of $0.1 million that experienced declines in its financial performance associated with the utilities industry. This corporate debt security had a non-credit related impairment of approximately $6,000.

In 2015 there were no other-than-temporary impairment credit losses on securities for which we had previously recognized OTTI. The amount related to losses on securities with no previous losses amounted to $0.2 million at December 31, 2015. The credit related impairment was related to one corporate debt security with a book balance of $0.5 million that experienced declines in its financial performance associated with the mining industry. This corporate debt security had a non-credit related impairment of $0.3 million. This security was sold in 2016. A second corporate debt security had a non-credit related impairment of $0.1 million due to the fact that the issuer went private and liquidity in its debt securities was reduced. Management anticipates receipt of all scheduled cash flows for this security.

Non-credit related other-than-temporary impairment losses recognized in other comprehensive income totaled $6,000 in 2016, $0.4 million in 2015, and zero in 2014. The impairment losses in 2016 were related to one available for sale corporate bond security, described above, which had original amortized cost of $0.1 million. The impairment losses in 2015 were related to two avaiable for sale corporate bond securities, described above, which had original amortized cost of $0.8 million.

At December 31, 2016 and 2015 the carrying value of pledged securities totaled $368.2 million and $427.4 million, respectively. First Guaranty completed its liquidation of the common stock from a converted preferred security in the third quarter of 2015. The total gains realized on the security were $2.7 million. Gross realized gains on sales of securities were $3.6 million, $3.3 million (including the sale of the converted preferred security) and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. Gross realized losses were $53,000, $0.4 million and $0.2 million for the years ended December 31, 2016, 2015 and 2014. The tax applicable to these transactions amounted to $1.3 million, $1.2 million, and $0 million for 2016, 2015 and 2014, respectively. Proceeds from sales of securities classified as available-for-sale amounted to $191.0 million, $290.0 million and $109.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income (loss) ("AOCI"), net of applicable income taxes, totaled $4.0 million at December 31, 2016. At December 31, 2015 net unrealized losses included in AOCI, net of applicable income taxes, totaled $0.9 million. During 2016 and 2015 net gains, net of tax, reclassified out of AOCI into earnings totaled $2.5 million and $2.1 million, respectively.

At December 31, 2016, First Guaranty's exposure to investment securities issuers that exceeded 10% of shareholders' equity as follows:

	At December 31, 2016
(in thousands)	Amortized Cost	Fair Value
U.S. Treasuries	$29,994	$29,994
Federal Home Loan Bank (FHLB)	53,342	52,113
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	53,422	52,734
Federal National Mortgage Association (Fannie Mae-FNMA)	109,095	106,474
Federal Farm Credit Bank (FFCB)	98,337	95,562
Total	$344,190	$336,877

Note 5. Loans

The following table summarizes the components of First Guaranty's loan portfolio as of the dates indicated:

	December 31, 2016		December 31, 2015
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$84,239	8.9%	$56,132	6.6%
Farmland	21,138	2.2%	17,672	2.1%
1- 4-Family	135,211	14.2%	129,610	15.4%
Multi-family	12,450	1.3%	12,629	1.5%
Non-farm non-residential	417,014	43.9%	323,363	38.3%
Total Real Estate	670,052	70.5%	539,406	63.9%
Non-Real Estate:
Agricultural	23,783	2.5%	25,838	3.1%
Commercial and industrial	193,969	20.4%	224,201	26.6%
Consumer and other	63,011	6.6%	54,163	6.4%
Total Non-Real Estate	280,763	29.5%	304,202	36.1%
Total Loans Before Unearned Income	950,815	100.0%	843,608	100.0%
Unearned income	(1,894)		(2,025)
Total Loans Net of Unearned Income	$948,921		$841,583

The following table summarizes fixed and floating rate loans by contractual maturity, excluding nonaccrual loans, as of December 31, 2016 and December 31, 2015 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	December 31, 2016			December 31, 2015
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$97,713	$51,965	$149,678	$86,975	$48,111	$135,086
One to five years	352,000	206,676	558,676	315,685	246,374	562,059
Five to 15 years	115,691	46,116	161,807	49,197	31,456	80,653
Over 15 years	53,150	5,830	58,980	36,438	9,333	45,771
Subtotal	$618,554	$310,587	929,141	$488,295	$335,274	823,569
Nonaccrual loans			21,674			20,039
Total Loans Before Unearned Income			950,815			843,608
Unearned income			(1,894)			(2,025)
Total Loans Net of Unearned Income			$948,921			$841,583

As of December 31, 2016, $127.7 million of floating rate loans were at their interest rate floor. At December 31, 2015, $132.9 million of floating rate loans were at the floor rate. Nonaccrual loans have been excluded from these totals.

The following tables present the age analysis of past due loans for the periods indicated:

	As of December 31, 2016
(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$173	$585	$758	$83,481	$84,239	$34
Farmland	234	105	339	20,799	21,138	-
1 - 4-family	1,108	2,387	3,495	131,716	135,211	145
Multi-family	-	5,014	5,014	7,436	12,450	-
Non-farm non-residential	1,618	2,753	4,371	412,643	417,014	-
Total Real Estate	3,133	10,844	13,977	656,075	670,052	179
Non-Real Estate:
Agricultural	64	1,958	2,022	21,761	23,783	-
Commercial and industrial	552	8,070	8,622	185,347	193,969	-
Consumer and other	182	981	1,163	61,848	63,011	-
Total Non-Real Estate	798	11,009	11,807	268,956	280,763	-
Total Loans Before Unearned Income	$3,931	$21,853	$25,784	$925,031	950,815	$179
Unearned income					(1,894)
Total Loans Net of Unearned Income					$948,921

	As of December 31, 2015
(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$12	$558	$570	$55,562	$56,132	$-
Farmland	-	136	136	17,536	17,672	19
1 - 4-family	2,546	4,929	7,475	122,135	129,610	391
Multi-family	-	9,045	9,045	3,584	12,629	-
Non-farm non-residential	1,994	2,934	4,928	318,435	323,363	-
Total Real Estate	4,552	17,602	22,154	517,252	539,406	410
Non-Real Estate:
Agricultural	2,346	2,628	4,974	20,864	25,838	-
Commercial and industrial	314	48	362	223,839	224,201	-
Consumer and other	965	171	1,136	53,027	54,163	-
Total Non-Real Estate	3,625	2,847	6,472	297,730	304,202	-
Total Loans Before Unearned Income	$8,177	$20,449	$28,626	$814,982	843,608	$410
Unearned income					(2,025)
Total Loans Net of Unearned Income					$841,583

The tables above include $21.7 million and $20.0 million of nonaccrual loans for December 31, 2016 and 2015, respectively. See the tables below for more detail on nonaccrual loans.

The following is a summary of nonaccrual loans by class for the periods indicated:

	As of December 31,
(in thousands)	2016	2015
Real Estate:
Construction & land development	$551	$558
Farmland	105	117
1 - 4-family	2,242	4,538
Multi-family	5,014	9,045
Non-farm non-residential	2,753	2,934
Total Real Estate	10,665	17,192
Non-Real Estate:
Agricultural	1,958	2,628
Commercial and industrial	8,070	48
Consumer and other	981	171
Total Non-Real Estate	11,009	2,847
Total Nonaccrual Loans	$21,674	$20,039

The following table identifies the credit exposure of the loan portfolio by specific credit ratings for the periods indicated:

	As of December 31, 2016					As of December 31, 2015
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Construction & land development	$79,069	$1,162	$4,008	$-	$84,239	$51,681	$386	$4,065	$-	$56,132
Farmland	20,652	381	105	-	21,138	17,554	-	118	-	17,672
1 - 4-family	123,191	5,460	6,560	-	135,211	115,878	6,425	7,307	-	129,610
Multi-family	4,268	1,132	7,050	-	12,450	3,584	-	9,045	-	12,629
Non-farm non-residential	392,355	6,406	18,253	-	417,014	296,682	3,288	23,393	-	323,363
Total Real Estate	619,535	14,541	35,976	-	670,052	485,379	10,099	43,928	-	539,406
Non-Real Estate:
Agricultural	20,890	920	1,973	-	23,783	20,860	4	4,974	-	25,838
Commercial and industrial	182,381	850	3,008	7,730	193,969	214,184	471	9,546	-	224,201
Consumer and other	60,582	1,394	1,035	-	63,011	53,779	178	206	-	54,163
Total Non-Real Estate	263,853	3,164	6,016	7,730	280,763	288,823	653	14,726	-	304,202
Total Loans Before Unearned Income	$883,388	$17,705	$41,992	$7,730	950,815	$774,202	$10,752	$58,654	$-	843,608
Unearned income					(1,894)					(2,025)
Total Loans Net of Unearned Income					$948,921					$841,583

Note 6. Allowance for Loan Losses

A summary of changes in the allowance for loan losses, by loan type, for the years ended December 31, 2016, 2015 and 2014 are as follows:

	As of December 31,
	2016					2015
(in thousands)	Beginning Allowance (12/31/15)	Charge-offs	Recoveries	Provision	Ending Allowance (12/31/16)	Beginning Allowance (12/31/14)	Charge-offs	Recoveries	Provision	Ending Allowance (12/31/15)
Real Estate:
Construction & land development	$962	$-	$4	$266	$1,232	$702	$(559)	$5	$814	$962
Farmland	54	-	-	(35)	19	21	-	-	33	54
1 - 4-family	1,771	(244)	45	(368)	1,204	2,131	(410)	94	(44)	1,771
Multi-family	557	-	401	(367)	591	813	(947)	46	645	557
Non-farm non-residential	3,298	(1,373)	16	1,510	3,451	2,713	(1,137)	5	1,717	3,298
Total Real Estate	6,642	(1,617)	466	1,006	6,497	6,380	(3,053)	150	3,165	6,642
Non-Real Estate:
Agricultural	16	(83)	113	28	74	293	(491)	3	211	16
Commercial and industrial	2,527	(579)	146	1,449	3,543	1,797	(79)	315	494	2,527
Consumer and other	230	(635)	183	1,194	972	371	(550)	151	258	230
Unallocated	-	-	-	28	28	264	-	-	(264)	-
Total Non-Real Estate	2,773	(1,297)	442	2,699	4,617	2,725	(1,120)	469	699	2,773
Total	$9,415	$(2,914)	$908	$3,705	$11,114	$9,105	$(4,173)	$619	$3,864	$9,415

	As of December 31,
	2014
(in thousands)	Beginning Allowance (12/31/13)	Charge-offs	Recoveries	Provision	Ending Allowance (12/31/14)
Real Estate:
Construction & land development	$1,530	$(1,032)	$6	$198	$702
Farmland	17	-	-	4	21
1 - 4-family	1,974	(589)	99	647	2,131
Multi-family	376	-	49	388	813
Non-farm non-residential	3,607	(1,515)	9	612	2,713
Total Real Estate	7,504	(3,136)	163	1,849	6,380
Non-Real Estate:
Agricultural	46	(2)	1	248	293
Commercial and industrial	2,176	(266)	118	(231)	1,797
Consumer and other	208	(289)	199	253	371
Unallocated	421	-	-	(157)	264
Total Non-Real Estate	2,851	(557)	318	113	2,725
Total	$10,355	$(3,693)	$481	$1,962	$9,105

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio. The result is an allocation of the loan loss reserve from one category to another.

A summary of the allowance and loans individually and collectively evaluated for impairment are as follows:

	As of December 31, 2016
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$-	$1,232	$1,232	$361	$83,878	$84,239
Farmland	-	19	19	-	21,138	21,138
1 - 4-family	8	1,196	1,204	1,130	134,081	135,211
Multi-family	164	427	591	5,014	7,436	12,450
Non-farm non-residential	247	3,204	3,451	10,803	406,211	417,014
Total Real Estate	419	6,078	6,497	17,308	652,744	670,052
Non-Real Estate:
Agricultural	11	63	74	1,614	22,169	23,783
Commercial and industrial	2,375	1,168	3,543	8,965	185,004	193,969
Consumer and other	193	779	972	924	62,087	63,011
Unallocated	-	28	28	-	-	-
Total Non-Real Estate	2,579	2,038	4,617	11,503	269,260	280,763
Total	$2,998	$8,116	$11,114	$28,811	$922,004	950,815
Unearned Income						(1,894)
Total Loans Net of Unearned Income						$948,921

	As of December 31, 2015
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$-	$962	$962	$368	$55,764	$56,132
Farmland	-	54	54	-	17,672	17,672
1 - 4-family	611	1,160	1,771	3,049	126,561	129,610
Multi-family	454	103	557	9,045	3,584	12,629
Non-farm non-residential	1,298	2,000	3,298	13,646	309,717	323,363
Total Real Estate	2,363	4,279	6,642	26,108	513,298	539,406
Non-Real Estate:
Agricultural	-	16	16	4,863	20,975	25,838
Commercial and industrial	-	2,527	2,527	-	224,201	224,201
Consumer and other	-	230	230	171	53,992	54,163
Unallocated	-	-	-	-	-	-
Total Non-Real Estate	-	2,773	2,773	5,034	299,168	304,202
Total	$2,363	$7,052	$9,415	$31,142	$812,466	843,608
Unearned Income						(2,025)
Total Loans Net of Unearned Income						$841,583
As of December 31, 2016, 2015 and 2014, First Guaranty had loans totaling $21.7 million, $20.0 million and $12.2 million, respectively, not accruing interest. As of December 31, 2016, 2015 and 2014, First Guaranty had loans past due 90 days or more and still accruing interest totaling $0.2 million, $0.4 million and $0.6 million, respectively. The average outstanding balance of nonaccrual loans in 2016 was $22.5 million compared to $14.9 million in 2015 and $13.8 million in 2014.

Included in the above table is a loan for $5.3 million at December 31, 2015, that was not considered impaired but was still individually evaluated for impairment since it was formally a restructured credit that subsequently return to market terms.

As of December 31, 2016, First Guaranty has no outstanding commitments to advance additional funds in connection with impaired loans.

The following is a summary of impaired loans by class at December 31, 2016:

	As of December 31, 2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$361	$823	$-	$363	$-	$-
Farmland	-	-	-	-	-	-
1 - 4-family	863	1,196	-	1,044	49	48
Multi-family	-	-	-	-	-	-
Non-farm non-residential	8,501	9,430	-	8,949	196	175
Total Real Estate	9,725	11,449	-	10,356	245	223
Non-Real Estate:
Agricultural	1,603	1,742	-	1,377	30	-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	686	685	-	724	18	12
Total Non-Real Estate	2,289	2,427	-	2,101	48	12
Total Impaired Loans with no related allowance	12,014	13,876	-	12,457	293	235

Impaired Loans with an allowance recorded:
Real estate:
Construction & land development	-	-	-	-	-	-
Farmland	-	-	-	-	-	-
1 - 4-family	267	303	8	279	-	-
Multi-family	5,014	5,305	164	5,169	-	-
Non-farm non-residential	2,302	2,296	247	2,334	119	113
Total Real Estate	7,583	7,904	419	7,782	119	113
Non-Real Estate:
Agricultural	11	11	11	11	-	-
Commercial and industrial	8,965	9,117	2,375	9,379	72	72
Consumer and other	238	244	193	289	8	7
Total Non-Real Estate	9,214	9,372	2,579	9,679	80	79
Total Impaired Loans with an allowance recorded	16,797	17,276	2,998	17,461	199	192

Total Impaired Loans	$28,811	$31,152	$2,998	$29,918	$492	$427

The following is a summary of impaired loans by class at December 31, 2015:

	As of December 31, 2015
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$368	$823	$-	$825	$41	$44
Farmland	-	-	-	-	-	-
1 - 4-family	1,054	1,358	-	1,354	79	84
Multi-family	3,728	4,240	-	4,305	254	72
Non-farm non-residential	3,637	4,116	-	4,124	165	147
Total Real Estate	8,787	10,537	-	10,608	539	347
Non-Real Estate:
Agricultural	4,863	5,019	-	5,036	300	300
Commercial and industrial	-	-	-	-	-	-
Consumer and other	171	317	-	335	27	20
Total Non-Real Estate	5,034	5,336	-	5,371	327	320
Total Impaired Loans with no related allowance	13,821	15,873	-	15,979	866	667

Impaired Loans with an allowance recorded:
Real estate:
Construction & land development	-	-	-	-	-	-
Farmland	-	-	-	-	-	-
1 - 4-family	1,995	2,144	611	2,079	103	125
Multi-family	-	-	-	-	-	-
Non-farm non-residential	10,009	10,841	1,298	11,035	566	569
Total Real Estate	12,004	12,985	1,909	13,114	669	694
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-
Total Impaired Loans with an allowance recorded	12,004	12,985	1,909	13,114	669	694

Total Impaired Loans	$25,825	$28,858	$1,909	$29,093	$1,535	$1,361

Troubled Debt Restructurings

A Troubled Debt Restructuring ("TDR") is a debt restructuring in which the creditor for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. The modifications to First Guaranty's TDRs were concessions on the interest rate charged. The effect of the modifications to First Guaranty was a reduction in interest income. These loans were evaluated in First Guaranty's reserve for loan losses. In 2016, there were no credit relationships that were restructured in a troubled debt restructuring. In 2015, there was one credit relationship in the amount of $0.4 million that was restructured in a troubled debt restructuring. The relationship was secured by raw land. The relationship was placed on interest only with a reduction in scheduled amortization payments and contractual interest rate.

The following table is an age analysis of TDRs as of December 31, 2016 and December 31, 2015:

Troubled Debt Restructurings	December 31, 2016				December 31, 2015
	Accruing Loans				Accruing Loans
(in thousands)	Current	30-89 Days Past Due	Nonaccrual	Total TDRs	Current	30-89 Days Past Due	Nonaccrual	Total TDRs
Real Estate:
Construction & land development	$-	$-	$361	$361	$-	$-	$368	$368
Farmland	-	-	-	-	-	-	-	-
1 - 4-family	-	-	-	-	-	-	1,702	1,702
Multi-family	-	-	-	-	-	-	-	-
Non-farm non-residential	2,987	-	100	3,087	3,431	-	206	3,637
Total Real Estate	2,987	-	461	3,448	3,431	-	2,276	5,707
Non-Real Estate:
Agricultural	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-	-	-
Total	$2,987	$-	$461	$3,448	$3,431	$-	$2,276	$5,707

The following table discloses TDR activity for the twelve months ended December 31, 2016.

	Trouble Debt Restructured Loans Activity Twelve Months Ended December 31, 2016
(in thousands)	Beginning balance (December 31, 2015)	New TDRs	Charge-offs post-modification	Transferred to ORE	Paydowns	Construction to permanent financing	Restructured to market terms	Other adjustments	Ending balance (December 31, 2016)
Real Estate:
Construction & land development	$368	$-	$-	$-	$(6)	$-	$-	$(1)	$361
Farmland	-	-	-	-	-	-	-	-	-
1 - 4-family	1,702	-	-	-	(32)	-	(1,670)	-	-
Multi-family	-	-	-	-	-	-	-	-	-
Non-farm non-residential	3,637	-	(111)	-	(3)	-	(441)	5	3,087
Total Real Estate	5,707	-	(111)	-	(41)	-	(2,111)	4	3,448
Non-Real Estate:
Agricultural	-	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-	-	-	-
Total Impaired Loans with no related allowance	$5,707	$-	$(111)	$-	$(41)	$-	$(2,111)	$4	$3,448

There were no commitments to lend additional funds to debtors whose terms have been modified in a troubled debt restructuring at December 31, 2016.

Note 7. Premises and Equipment

The components of premises and equipment at December 31, 2016 and 2015 are as follows:

(in thousands)	December 31, 2016	December 31, 2015
Land	$7,185	$7,227
Bank premises	21,229	18,914
Furniture and equipment	21,689	21,060
Construction in progress	2,106	2,667
Acquired value	52,209	49,868
Less: accumulated depreciation	28,690	27,849
Net book value	$23,519	$22,019

Depreciation expense amounted to $1.7 million, $1.6 million and $1.7 million for 2016, 2015 and 2014, respectively.

Note 8. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to impairment testing. Other intangible assets continue to be amortized over their useful lives. Goodwill represents the purchase price over the fair value of net assets acquired from the Homestead Bancorp in 2007. No impairment charges have been recognized since acquisition. Goodwill totaled $2.0 million at December 31, 2016 and 2015.

The following table summarizes intangible assets subject to amortization.

	December 31, 2016			December 31, 2015
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$9,350	$8,372	$978	$9,350	$8,052	$1,298
Mortgage servicing rights	267	189	78	267	171	96
Total	$9,617	$8,561	$1,056	$9,617	$8,223	$1,394

The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions. The weighted-average amortization period remaining for the core deposit intangibles is 3.6 years.

Amortization expense relating to purchase accounting intangibles totaled $0.3 million, $0.3 million, and $0.3 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Amortization expense of the core deposit intangible assets for the next five years is as follows:

For the Years Ended	Estimated Amortization Expense (in thousands)
December 31, 2017	$320
December 31, 2018	$320
December 31, 2019	$135
December 31, 2020	$135
December 31, 2021	$68

Note 9. Other Real Estate

Other real estate owned consists of the following:

(in thousands)	December 31, 2016	December 31, 2015
Real Estate Owned Acquired by Foreclosure:
Residential	$71	$880
Construction & land development	-	25
Non-farm non-residential	288	672
Total Other Real Estate Owned and Foreclosed Property	$359	$1,577

Note 10. Deposits

A schedule of maturities of all time deposits are as follows:

(in thousands)	December 31, 2016
2017	$359,943
2018	78,927
2019	41,088
2020	23,318
2021 and thereafter	14,721
Total	$517,997

The table above includes, for December 31, 2016, brokered deposits totaling $20.8 million. The aggregate amount of jumbo time deposits, each with a minimum denomination of $250,000 totaled $241.4 million and $305.1 million at December 31, 2016 and 2015, respectively.

Note 11. Borrowings

Short-term borrowings are summarized as follows:

(in thousands)	December 31, 2016	December 31, 2015
Federal Home Loan Bank advances	$6,500	$-
Line of credit	-	1,800
Total short-term borrowings	$6,500	$1,800

First Guaranty maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. Short-term borrowings totaled $6.5 million at December 31, 2016 and $1.8 million at December 31, 2015. Short-term borrowing consisted of a line of credit of $2.5 million, with no outstanding balance at December 31, 2016 and collateralized short-term borrowings from the Federal Home Loan Bank totaling $6.5 million at December 31, 2016.

Available lines of credit totaled $133.7 million at December 31, 2016 and $206.2 million at December 31, 2015.

The following schedule provides certain information about First Guaranty's short-term borrowings for the periods indicated:

	December 31,
(in thousands except for %)	2016	2015	2014
Outstanding at year end	$6,500	$1,800	$1,800
Maximum month-end outstanding	$25,000	$13,800	$22,356
Average daily outstanding	$8,775	$4,217	$6,960
Weighted average rate during the year	0.85%	2.12%	1.08%
Average rate at year end	0.65%	4.50%	4.50%

Long-term debt is summarized as follows:

Senior long-term debt with a commercial bank, priced at Wall Street Journal Prime plus 75 basis points (4.50%), totaled $0.3 million at December 31, 2016 and $0.9 million at December 31, 2015. First Guaranty pays $50,000 principal plus interest monthly. This loan has a contractual maturity date of May 12, 2017. This long-term debt is secured by a pledge of 13.2% (735,745 shares) of First Guaranty's interest in First Guaranty Bank (a wholly owned subsidiary).

Senior long-term debt with a commercial bank, priced at floating 3-month LIBOR plus 250 basis points (3.37%), totaled $21.8 million at December 31, 2016 and $25.0 at December 31, 2015. First Guaranty pays $625,000 principal plus interest quarterly. This loan was originated in December 2015 and has a contractual maturity date of December 22, 2020. This long-term debt is secured by a pledge of 85% (4,823,899 shares) of First Guaranty's interest in First Guaranty Bank (a wholly owned subsidiary).

Junior subordinated debt, priced at Wall Street Journal Prime plus 75 basis points (4.00%), totaled $14.6 million at December 31, 2016 and $14.6 million at December 31, 2015.  First Guaranty pays interest semi-annually for the Fixed Interest Rate Period and quarterly for the Floating Interest Rate Period. The Note is unsecured and ranks junior in right of payment to any senior indebtedness and obligations to general and secured creditors. The Note was originated in December 2015 and is scheduled to mature on December 21, 2025. Subject to limited exceptions, First Guaranty cannot repay the Note until after December 21, 2020. The Note qualifies for treatment as Tier 2 capital for regulatory capital purposes.

First Guaranty maintains a revolving line of credit for $2.5 million with an availability of $2.5 million at December 31, 2016. This line of credit is secured by the same collateral as the senior term loan and is priced at 4.75%.

At December 31, 2016, letters of credit issued by the FHLB totaling $226.1 million were outstanding and carried as off-balance sheet items, all of which expire in 2017. At December 31, 2015, letters of credit issued by the FHLB totaling $195.0 million were outstanding and carried as off-balance sheet items, all of which expired in 2016. The letters of credit are solely used for pledging towards public fund deposits. The FHLB has a blanket lien on substantially all of the loans in First Guaranty's portfolio which is used to secure borrowing availability from the FHLB. First Guaranty has obtained a subordination agreement from the FHLB on First Guaranty's farmland, agricultural, and commercial and industrial loans. These loans are available to be pledged for additional reserve liquidity.

As of December 31, 2016 obligations on senior long-term debt and junior subordinated debentures totaled $36.7 million. The scheduled maturities are as follows:

(in thousands)	Senior Long-term Debt	Junior Subordinated Debentures
2017	$2,125	$-
2018	2,500	-
2019	2,500	-
2020	2,500	-
2021	2,500	-
2022 and thereafter	10,000	15,000
Subtotal	$22,125	$15,000
Debt issuance costs	(25)	(370)
Total	$22,100	$14,630

Note 12. Preferred Stock

On September 22, 2011, First Guaranty received $39.4 million in funds from the U.S. Treasury's Small Business Lending Fund program. $21.1 million of the funds were used to redeem First Guaranty's Series A and B Preferred Stock issued to the U.S. Treasury under the Capital Purchase Program. The Preferred Series C shares received quarterly dividends and the initial dividend rate was 5.00%. The dividend rate was based on qualified loan growth two quarters in arrears. During 2014 First Guaranty achieved the growth in qualified loans required to achieve the 1.0% dividend rate. The 1.0% rate was locked in until December 31, 2015. During 2016 First Guaranty paid no preferred stock dividends compared to $0.4 million in 2015 and $0.4 million in 2014.

On December 22, 2015, First Guaranty redeemed all of the 39,435 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series C, which had been issued to the United States Department of Treasury pursuant to the Small Business Lending Fund (the "SBLF"). The shares were redeemed at their liquidation value of $1,000 per share plus accrued and unpaid dividends to, but excluding December 22, 2015, for a total redemption price of $39.5 million. The redemption was approved by the Federal Reserve Bank of Atlanta and the United States Department of Treasury. The redemption terminated First Guaranty's participation in the SBLF.

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

Quantitative measures established by regulation to ensure capital adequacy require First Guaranty and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2016 and 2015, that First Guaranty and the Bank met all capital adequacy requirements.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. For 2017, the capital conservation buffer will be 1.25% of risk-weighted assets. First Guaranty Bancshares, Inc. capital conservation buffer was 4.59% at December 31, 2016. First Guaranty Bank's capital conservation buffer was 4.99% at December 31, 2016.

As of December 31, 2016, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that Management believes have changed the Bank's category. First Guaranty's and the Bank's actual capital amounts and ratios as of December 31, 2016 and 2015 are presented in the following table.

	Actual		Minimum Capital Requirements		Minimum to be Well Capitalized Under Action Provisions
(in thousands except for %)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Total Risk-based Capital:
Consolidated	$151,877	12.79%	$94,982	8.00%	N/A	N/A
Bank	$153,768	12.99%	$94,717	8.00%	$118,396	10.00%

Tier 1 Capital:
Consolidated	$125,763	10.59%	$71,236	6.00%	N/A	N/A
Bank	$142,654	12.05%	$71,038	6.00%	$94,717	8.00%

Tier 1 Leverage Capital:
Consolidated	$125,763	8.68%	$57,930	4.00%	N/A	N/A
Bank	$142,654	9.88%	$57,771	4.00%	$72,214	5.00%

Common Equity Tier One Capital:
Consolidated	$125,763	10.59%	$53,427	4.50%	N/A	N/A
Bank	$142,654	12.05%	$53,278	4.50%	$76,958	6.50%

December 31, 2015
Total Risk-based Capital:
Consolidated	$141,022	13.13%	$85,952	8.00%	N/A	N/A
Bank	$148,316	13.86%	$85,632	8.00%	$107,040	10.00%

Tier 1 Capital:
Consolidated	$116,607	10.85%	$64,464	6.00%	N/A	N/A
Bank	$138,901	12.98%	$64,224	6.00%	$85,632	8.00%

Tier 1 Leverage Capital:
Consolidated	$116,607	8.17%	$57,121	4.00%	N/A	N/A
Bank	$138,901	9.74%	$57,062	4.00%	$71,328	5.00%

Common Equity Tier One Capital:
Consolidated	$116,607	10.85%	$48,348	4.50%	N/A	N/A
Bank	$138,901	12.98%	$48,168	4.50%	$69,576	6.50%

Note 14. Dividend Restrictions

The Federal Reserve Bank ("FRB") has stated that, generally, a bank holding company should not maintain a rate of distributions to shareholders unless its available net income has been sufficient to fully fund the distributions, and the prospective rate of earnings retention appears consistent with the bank holding company's capital needs, asset quality and overall financial condition. As a Louisiana corporation, First Guaranty is restricted under the Louisiana corporate law from paying dividends under certain conditions.

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

The Bank is restricted under applicable laws in the payment of dividends to an amount equal to current year earnings plus undistributed earnings for the immediately preceding year, unless prior permission is received from the Commissioner of Financial Institutions for the State of Louisiana. Dividends payable by the Bank in 2017 without permission will be limited to 2017 earnings plus the undistributed earnings of $3.8 million from 2016.

Accordingly, at January 1, 2017, $137.4 million of First Guaranty's equity in the net assets of the Bank was restricted. In addition, dividends paid by the Bank to First Guaranty would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

Note 15. Related Party Transactions

In the normal course of business, First Guaranty and its subsidiary, First Guaranty Bank, have loans, deposits and other transactions with its executive officers, directors and certain business organizations and individuals with which such persons are associated. These transactions are completed with terms no less favorable than current market rates. An analysis of the activity of loans made to such borrowers during the year ended December 31, 2016 and 2015 follows:

	December 31,
(in thousands)	2016	2015
Balance, beginning of year	$57,816	$53,808
Net Increase	463	4,008
Balance, end of year	$58,279	$57,816

Unfunded commitments to First Guaranty and Bank directors and executive officers totaled $24.9 million and $31.6 million at December 31, 2016 and 2015, respectively. At December 31, 2016 First Guaranty and the Bank had deposits from directors and executives totaling $28.7 million. There were no participations in loans purchased from affiliated financial institutions included in First Guaranty's loan portfolio in 2016 or 2015.

During the years ended 2016, 2015 and 2014, First Guaranty paid approximately $0.3 million, $0.2 million and $0.2 million, respectively, for printing services and supplies and office furniture and equipment to Champion Industries, Inc., of which Mr. Marshall T. Reynolds, the Chairman of First Guaranty's Board of Directors, is President, Chief Executive Officer, Chairman of the Board of Directors and a major shareholder of Champion.

First Guaranty paid insurance expenses of $0, $0 and $2.3 million for 2016, 2015 and 2014, respectively for participation in an employee medical benefit plan in which several entities under common ownership of First Guaranty's Chairman participate. First Guaranty terminated the plan in 2014 and enrolled in a fully insured plan from a third party national provider of health insurance.

On December 21, 2015, First Guaranty issued a $15.0 million subordinated note (the "Note") to Edgar Ray Smith III, a director of First Guaranty. The Note is for a ten-year term (non-callable for first five years) and will bear interest at a fixed annual rate of 4.0% for the first five years of the term and then adjust to a floating rate based on the Prime Rate as reported by the Wall Street Journal plus 75 basis points for the period of time after the fifth year until redemption or maturity. First Guaranty paid interest of $0.6 million in 2016 for this note.

During the years ended 2016, 2015 and 2014, First Guaranty paid approximately $0.3 million, $0.2 million and $25,000, respectively, for architectural services in relation to bank branches to Gasaway Gasaway Bankston Architects, of which bank subsidiary board member Andrew B. Gasaway is part owner.

Note 16. Employee Benefit Plans

First Guaranty has an employee savings plan to which employees, who meet certain service requirements, may defer 1% to 20% of their base salaries, 6% of which may be matched up to 100%, at its sole discretion. Contributions to the savings plan were $191,000, $86,000 and $87,000 in 2016, 2015 and 2014, respectively. First Guaranty has an Employee Stock Ownership Plan ("ESOP") which was frozen in 2010. No contributions were made to the ESOP for the years 2016, 2015 or 2014. As of December 31, 2016, the ESOP held 15,159 shares. First Guaranty does not plan to make future contributions to this plan.

Note 17. Other Expenses

The following is a summary of the significant components of other noninterest expense:

	December 31,
(in thousands)	2016	2015	2014
Other noninterest expense:
Legal and professional fees	$2,185	$2,019	$1,982
Data processing	1,259	1,184	1,153
ATM Fees	1,044	1,022	1,122
Marketing and public relations	878	848	700
Taxes - sales, capital and franchise	787	717	605
Operating supplies	471	414	410
Software expense and amortization	835	612	499
Travel and lodging	710	818	566
Telephone	177	172	242
Amortization of core deposits	320	320	320
Donations	298	332	150
Net costs from other real estate and repossessions	498	493	1,374
Regulatory assessment	1,005	1,111	1,181
Other	1,599	1,692	1,522
Total other noninterest expense	$12,066	$11,754	$11,826

First Guaranty does not capitalize advertising costs. They are expensed as incurred and are included in other noninterest expense on the Consolidated Statements of Income. Advertising expense was $0.6 million, $0.6 million and $0.4 million for 2016, 2015 and 2014, respectively.

Note 18. Income Taxes

The following is a summary of the provision for income taxes included in the Consolidated Statements of Income:

	December 31,
(in thousands)	2016	2015	2014
Current	$8,168	$7,347	$4,898
Deferred	(1,004)	(384)	594
Total	$7,164	$6,963	$5,492

The difference between income taxes computed by applying the statutory federal income tax rate and the provision for income taxes in the financial statements is reconciled as follows:

	December 31,
(in thousands except for %)	2016	2015	2014
Statutory tax rate	35.0%	35.0%	35.0%

Federal income taxes at statutory rate	$7,440	$7,514	$5,851
Tax exempt municipal income	(283)	(436)	(284)
Other	7	(115)	(75)
Total	$7,164	$6,963	$5,492

Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities, and available tax credit carry forwards. Temporary differences between the financial statement and tax values of assets and liabilities give rise to deferred taxes. The significant components of deferred taxes classified in First Guaranty's Consolidated Balance Sheets at December 31, 2016 and 2015 are as follows:

	December 31,
(in thousands)	2016	2015
Deferred tax assets:
Allowance for loan losses	$3,890	$3,201
Other real estate owned	60	127
Unrealized losses on available for sale securities	2,060	445
Other	449	541
Gross deferred tax assets	6,459	4,314

Deferred tax liabilities:
Depreciation and amortization	(1,480)	(1,588)
Core deposit intangibles	(342)	(441)
Unrealized gains on available for sale securities	-	-
Other	(376)	(373)
Gross deferred tax liabilities	(2,198)	(2,402)

Net deferred tax assets	$4,261	$1,912

As of December 31, 2016 and 2015, there were no net operating loss carryforwards for income tax purposes.

ASC 740-10, Income Taxes, clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the consolidated financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. First Guaranty does not believe it has any unrecognized tax benefits included in its consolidated financial statements. First Guaranty has not had any settlements in the current period with taxing authorities, nor has it recognized tax benefits as a result of a lapse of the applicable statute of limitations. First Guaranty recognizes interest and penalties accrued related to unrecognized tax benefits, if applicable, in noninterest expense. During the years ended December 31, 2016, 2015 and 2014, First Guaranty did not recognize any interest or penalties in its consolidated financial statements, nor has it recorded an accrued liability for interest or penalty payments.

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

Set forth below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at December 31, 2016 and December 31, 2015.

(in thousands)	December 31, 2016	December 31, 2015
Contract Amount
Commitments to Extend Credit	$56,910	$88,081
Unfunded Commitments under lines of credit	$128,428	$107,581
Commercial and Standby letters of credit	$6,602	$7,486

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

There were no losses incurred on off-balance sheet commitments in 2016, 2015 or 2014.

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

Level 3 Inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity's own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

A description of the valuation methodologies used for instruments measured at fair value follows, as well as the classification of such instruments within the valuation hierarchy.

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified Level 3 as of December 31, 2016 include municipal bonds and an equity security.

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

Other real estate owned. Properties are recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values of other real estate owned ("OREO") at December 31, 2016 and 2015 are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement or amounts commonly used in real estate transactions. Inputs include appraisal values or recent sales activity for similar assets in the property's market; thus OREO measured at fair value would be classified within either Level 2 or Level 3 of the hierarchy.

Certain non-financial assets and non-financial liabilities are measured at fair value on a non-recurring basis including assets and liabilities related to reporting units measured at fair value in the testing of goodwill impairment, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2016 and 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	December 31, 2016	December 31, 2015
Available for Sale Securities Fair Value Measurements Using:
Level 1:Quoted Prices in Active Markets For Identical Assets	$30,487	$30,501
Level 2: Significant Other Observable Inputs	347,586	338,167
Level 3: Significant Unobservable Inputs	19,400	7,701
Securities available for sale measured at fair value	$397,473	$376,369

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

The change in Level 2 securities available for sale from December 31, 2015 was due principally to the purchase of corporate bond securities. The change in Level 3 securities available for sale from December 31, 2015 was due to the purchase of $8.5 million in municipal securities and $4.5 million of subordinated debt securities offset by the maturity of $1.3 million in municipal securities.

The following table reconciles assets measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Level 3 Changes
(in thousands)	December 31, 2016	December 31, 2015
Balance, beginning of year	$7,701	$8,780
Total gains or losses (realized/unrealized):
Included in earnings	-	-
Included in other comprehensive income	-	-
Purchases, sales, issuances and settlements, net	11,699	(1,079)
Transfers in and/or out of Level 3	-	-
Balance as of end of year	$19,400	$7,701

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of December 31, 2016.

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of December 31, 2016, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At December 31, 2016	At December 31, 2015
Fair Value Measurements Using: Impaired Loans
Level 1: Quoted Prices in Active Markets For Identical Assets	$-	$-
Level 2: Significant Other Observable Inputs	259	293
Level 3: Significant Unobservable Inputs	18,559	16,401
Impaired loans measured at fair value	$18,818	$16,694

Fair Value Measurements Using: Other Real Estate Owned
Level 1: Quoted Prices in Active Markets For Identical Assets	$-	$-
Level 2: Significant Other Observable Inputs	226	1,104
Level 3: Significant Unobservable Inputs	133	473
Other real estate owned measured at fair value	$359	$1,577

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

Other Unrecognized Financial Instruments.

The fair value of commitments to extend credit is estimated using the fees charged to enter into similar legally binding agreements, taking into account the remaining terms of the agreements and customers' credit ratings. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. Noninterest-bearing deposits are held at cost. The fair values of letters of credit are based on fees charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2016 and 2015 the fair value of guarantees under commercial and standby letters of credit was not material.

The estimated fair values and carrying values of the financial instruments at December 31, 2016 and 2015 are presented in the following table:

	December 31,
	2016		2015
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Cash and cash equivalents	$18,111	$18,111	$37,272	$37,272
Securities, available for sale	$397,473	$397,473	$376,369	$376,369
Securities, held to maturity	$101,863	$99,906	$169,752	$168,148
Federal Home Loan Bank stock	$1,816	$1,816	$935	$935
Loans, net	$937,807	$937,495	$832,168	$831,731
Accrued interest receivable	$7,039	$7,039	$6,015	$6,015

Liabilities
Deposits	$1,326,181	$1,325,972	$1,295,870	$1,296,468
Borrowings	$28,600	$28,625	$27,624	$27,624
Junior subordinated debentures	$14,630	$13,909	$14,597	$14,597
Accrued interest payable	$1,931	$1,931	$1,707	$1,707

There is no material difference between the contract amount and the estimated fair value of off-balance sheet items that are primarily comprised of short-term unfunded loan commitments that are generally at market prices.

Note 22. Concentrations of Credit and Other Risks

First Guaranty monitors loan portfolio concentrations by region, collateral type, loan type, and industry on a monthly basis and has established maximum thresholds as a percentage of its capital to ensure that the desired mix and diversification of its loan portfolio is achieved. First Guaranty is compliant with the established thresholds as of December 31, 2016. Personal, commercial and residential loans are granted to customers, most of who reside in northern and southern areas of Louisiana. Although First Guaranty has a diversified loan portfolio, significant portions of the loans are collateralized by real estate located in Tangipahoa Parish and surrounding parishes in Southeast Louisiana. Declines in the Louisiana economy could result in lower real estate values which could, under certain circumstances, result in losses to First Guaranty.

The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers. Generally, credit is not extended in excess of $10.0 million to any single borrower or group of related borrowers.

Approximately 42.0% of First Guaranty's deposits are derived from local governmental agencies at December 31, 2016. These governmental depositing authorities are generally long-term customers. A number of the depositing authorities are under contractual obligation to maintain their operating funds exclusively with First Guaranty. In most cases, First Guaranty is required to pledge securities or letters of credit issued by the Federal Home Loan Bank to the depositing authorities to collateralize their deposits. Under certain circumstances, the withdrawal of all of, or a significant portion of, the deposits of one or more of the depositing authorities may result in a temporary reduction in liquidity, depending primarily on the maturities and/or classifications of the securities pledged against such deposits and the ability to replace such deposits with either new deposits or other borrowings. Public fund deposits totaled $556.9 million at December 31, 2016.

Note 23. Litigation

First Guaranty is subject to various legal proceedings in the normal course of its business. It is Management's belief that the ultimate resolution of such claims will not have a material adverse effect on First Guaranty's financial position or results of operations.

Note 24. Subsequent Events

On January 30, 2017, First Guaranty entered into an Agreement and Plan of Merger (the "Merger Agreement") with Premier Bancshares, Inc., a Texas corporation ("Premier"), pursuant to which Premier will merge with and into First Guaranty (the "Merger").  Following the consummation of the Merger, and following the consummation of a merger of Premier's wholly-owned subsidiary, Premier Delaware Bancshares, Inc. ("Premier Delaware"), with and into First Guaranty, Synergy Bank, S.S.B., a Texas-state chartered savings bank and wholly-owned subsidiary of Premier ("Synergy Bank"), will merge with and into First Guaranty Bank with First Guaranty Bank continuing as the surviving entity. The Merger Agreement was unanimously approved by the Board of Directors of each of First Guaranty and Premier.

The aggregate purchase price of the transaction is approximately $21.0 million. Under the terms of the Merger Agreement, each outstanding share of Premier common stock will be converted into the right to receive (i) an amount in cash, equal to the Premier book value as of December 31, 2016 as reflected on the audited financial statements of Premier plus $1.5 million (the "Gross Consideration"), divided by the total number of shares of Premier common stock outstanding as of the business day immediately prior to the closing date, multiplied by 50%; and (ii) that number of shares of First Guaranty common stock equal to the Gross Consideration divided by the total number of shares of Premier common stock outstanding as of the business day immediately prior to the closing date, multiplied by 50%, divided by the Average Closing Price of First Guaranty common stock.  Average Closing Price means the average of the closing prices of First Guaranty common stock as reported on the NASDAQ Global Market for the 20 consecutive trading days ending on the fifth business day immediately prior to the closing date.  The Gross Consideration will be comprised of 50% First Guaranty common stock and 50% cash.

At December 31, 2016, Premier Bancshares had total assets of approximately $154 million, including loans of $114 million. Total deposits were $129 million.

The Merger Agreement includes customary representations and warranties made by First Guaranty and Premier, each with respect to its and its subsidiaries' businesses.  Each party has also agreed to customary covenants, including, among others, covenants relating to the conduct of its business during the interim period between the execution of the Merger Agreement and the consummation of the Merger.

The Merger is subject to approval by Premier's stockholders as well as regulatory approval and other customary closing conditions.  The Merger Agreement provides certain termination rights for both First Guaranty and Premier and further provides that a termination fee of $500,000 will be payable by Premier to First Guaranty or by First Guaranty to Premier, as applicable, upon termination of the Merger Agreement under certain circumstances.

The Merger is expected to close either late in the second quarter or early in the third quarter of 2017 following receipt of all regulatory and shareholder approvals.

Note 25. Condensed Parent Company Information

The following condensed financial information reflects the accounts and transactions of First Guaranty Bancshares, Inc. for the dates indicated:

First Guaranty Bancshares, Inc.
Condensed Balance Sheets

	December 31,
(in thousands)	2016	2015
Assets
Cash	$16,088	$16,862
Investment in bank subsidiary	141,241	140,518
Investment Securities (available for sale, at fair value)	80	80
Other assets	4,197	3,233
Total Assets	$161,606	$160,693

Liabilities and Shareholders' Equity
Short-term debt	$-	$1,800
Senior long-term debt	22,100	25,824
Junior subordinated debentures	14,630	14,597
Other liabilities	527	248
Total Liabilities	37,257	42,469
Shareholders' Equity	124,349	118,224
Total Liabilities and Shareholders' Equity	$161,606	$160,693

First Guaranty Bancshares, Inc.
Condensed Statements of Income

	December 31,
(in thousands)	2016	2015	2014
Operating Income
Dividends received from bank subsidiary	$11,858	$9,843	$6,448
Net gains on securities	-	2,652	-
Other income	160	261	162
Total operating income	12,018	12,756	6,610

Operating Expenses
Interest expense	1,444	192	130
Salaries & Benefits	200	172	140
Other expenses	948	766	464
Total operating expenses	2,592	1,130	734

Income before income tax benefit and increase in equity in undistributed earnings of subsidiary	9,426	11,626	5,876
Income tax benefit (expense)	846	(605)	229
Income before increase in equity in undistributed earnings of subsidiary	10,272	11,021	6,105
Increase in equity in undistributed earnings of subsidiary	3,821	3,484	5,119
Net Income	14,093	14,505	11,224
Less preferred stock dividends	-	(384)	(394)
Net income available to common shareholders	$14,093	$14,121	$10,830

First Guaranty Bancshares, Inc.
Condensed Statements of Cash Flows

	December 31,
(in thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$14,093	$14,505	$11,224
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in equity in undistributed earnings of subsidiary	$(3,821)	$(3,484)	(5,119)
Depreciation and amortization	7	-	-
Gain on sale of securities	-	(2,652)	-
Net change in other liabilities	318	(28)	55
Net change in other assets	(971)	396	(3,383)
Net cash provided by operating activities	9,626	8,737	2,777

Cash flows from investing activities:
Proceeds from maturities, calls and sales of AFS securities	-	4,152	-
Funds Invested in AFS securities	-	(10)	(5)
Net cash provided by (used in) investing activities	-	4,142	(5)

Cash flows from financing activities:
Net decrease in short-term borrowings	(1,800)	-	-
Proceeds from long-term debt, net of costs	-	24,969	2,555
Repayment of long-term debt	(3,730)	(1,584)	(616)
Proceeds from junior subordinated debentures, net of costs	-	14,597	-
Issuance of common stock, net of costs	-	9,344	-
Redemption of preferred stock	-	(39,435)	-
Dividends paid	(4,870)	(4,631)	(4,421)
Net cash (used in) provided by financing activities	(10,400)	3,260	(2,482)

Net (decrease) increase in cash and cash equivalents	(774)	16,139	290
Cash and cash equivalents at the beginning of the period	16,862	723	433
Cash and cash equivalents at the end of the period	$16,088	$16,862	$723

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures for the year ended December 31, 2016.

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

For further information, see "Management's annual report on internal control over financial reporting" below. There was no change in First Guaranty's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, First Guaranty's internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

The Management of First Guaranty Bancshares, Inc. has prepared the consolidated financial statements and other information in our Annual Report in accordance with accounting principles generally accepted in the United States of America and is responsible for its accuracy. The financial statements necessarily include amounts that are based on Management's best estimates and judgments. In meeting its responsibility, Management relies on internal accounting and related control systems. The internal control systems are designed to ensure that transactions are properly authorized and recorded in our financial records and to safeguard our assets from material loss or misuse. Such assurance cannot be absolute because of inherent limitations in any internal control system.

Management is responsible for establishing and maintaining the adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13 – 15(f). Under the supervision and with the participation of Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This section relates to Management's evaluation of internal control over financial reporting including controls over the preparation of the schedules equivalent to the basic financial statements and compliance with laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls.

Based on our evaluation under the framework in Internal Control – Integrated Framework, Management concluded that internal control over financial reporting was effective as of December 31, 2016.

This annual report does not include an attestation report of First Guaranty's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by First Guaranty's independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit First Guaranty to provide only management's report in this annual report.

9B - Other Information

None.

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

Part IV
Item 15 - Exhibits and Financial Statement Schedules

(a) 1	Consolidated Financial Statements

	Item	Page
	First Guaranty Bancshares, Inc. and Subsidiary
	Report of Independent Registered Accounting Firm	71
	Consolidated Balance Sheets - December 31, 2016 and 2015	72
	Consolidated Statements of Income – Years Ended December 31, 2016, 2015 and 2014	73
	Consolidated Statements of Comprehensive Income – Years Ended December 31, 2016, 2015 and 2014	74
	Consolidated Statements of Changes in Shareholders' Equity -Years Ended December 31, 2016, 2015 and 2014	75
	Consolidated Statements of Cash Flows - Years Ended December 31, 2016, 2015 and 2014	76
	Notes to Consolidated Financial Statements	77

2	Consolidated Financial Statement Schedules

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

Exhibit Number	Exhibit
2.1	Agreement and Plan of Merger by and between First Guaranty Bancshares, Inc. and Premier Bancshares, Inc. dated January 30, 2017 (12)
3.1	Restated Articles of Incorporation of First Guaranty Bancshares, Inc.(1)
3.2	Articles of Amendment to the Restated Articles of Incorporation of First Guaranty Bancshares, Inc.(2)
3.3	Bylaws of First Guaranty Bancshares, Inc.(3)
3.4	Amendment to Bylaws of First Guaranty Bancshares, Inc.(4)
4.1	Form of Common Stock Certificate of First Guaranty Bancshares, Inc.(5)
4.2	Subordinated Note, dated as of December 21, 2015, by and between First Guaranty Bancshares, Inc. and Edgar Ray Smith, III. (6)
10.1	Subordinated Note Purchase Agreement, dated as of December 21, 2015, by and between First Guaranty Bancshares, Inc. and Edgar Ray Smith, III. (7)
10.2	Loan Agreement, dated as of December 22, 2015, by and between First Guaranty Bancshares, Inc. and First Tennessee Bank National Association. (8)
10.3	Pledge and Security Agreement, dated as of December 22, 2015, by and between First Guaranty Bancshares, Inc. and First Tennessee Bank National Association. (9)
10.4	Term Note, dated as of December 22, 2015, by and between First Guaranty Bancshares, Inc. and First Tennessee Bank National Association. (10)
14.3	First Guaranty Bancshares, Inc. and Subsidiary Code of Conduct and Ethics for Employees, Officers and Directors.
14.4	First Guaranty Bancshares, Inc. Code of Ethics for Senior Financial Officers.
21	Subsidiaries of the First Guaranty Bancshares, Inc.(11)
31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13(a)-15(e) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13(a)-15(e) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.PRE	XBRL Taxonomy Extension Label Linkbase.
101.LAB	XBRL Taxonomy Extension Presentation Linkbaset
(1)	Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K12G3 filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on August 2, 2007.
(2)	Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on September 23, 2011.
(3)	Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K12G3 filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on August 2, 2007.
(4)	Incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K12G3 filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on August 2, 2007.
(5)	Incorporated by reference to Exhibit 4 of the Current Report on Form 8-K12G3 filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on August 2, 2007.
(6)	Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on December 23, 2015.
(7)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on December 23, 2015.
(8)	Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on December 23, 2015.
(9)	Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on December 23, 2015.
(10)	Incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on December 23, 2015.
(11)	Incorporated by reference to Exhibit 21 of the Registration statement on Form S-1 filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on October 24, 2014.
(12)	Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K/A filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on February 3, 2017.

Item 16 - Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, First Guaranty has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST GUARANTY BANCSHARES, INC.

Dated: March 30, 2017

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of First Guaranty and in the capacities and on the dates indicated.

/s/ Alton B. Lewis	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2017
Alton B. Lewis

/s/ Eric J. Dosch	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 30, 2017
Eric J. Dosch

/s/ Marshall T. Reynolds	Chairman of the Board	March 30, 2017
Marshall T. Reynolds

/s/ William K. Hood	Director	March 30, 2017
William K. Hood

/s/ Glenda B. Glover	Director	March 30, 2017
Glenda B. Glover

/s/ Edgar R. Smith, III	Director	March 30, 2017
Edgar R. Smith, III