Form 10-Q
period 2017-03-31
First Guaranty Bancshares, Inc.
filed 2017-05-12
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2017
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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filers," "accelerated filers," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐Accelerated filer ☐
                  Non-accelerated filer ☐  (Do not check if a smaller reporting company)
      Smaller reporting company ☒
      Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐No ☒

As of May 11, 2017 the registrant had 7,609,194 shares of $1 par value common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents:
Cash and due from banks	$17,802	$17,840
Federal funds sold	291	271
Cash and cash equivalents	18,093	18,111

Investment securities:
Available for sale, at fair value	425,994	397,473
Held to maturity, at cost (estimated fair value of $97,100 and $99,906 respectively)	98,847	101,863
Investment securities	524,841	499,336

Federal Home Loan Bank stock, at cost	1,819	1,816

Loans, net of unearned income	994,439	948,921
Less: allowance for loan losses	11,647	11,114
Net loans	982,792	937,807

Premises and equipment, net	25,156	23,519
Goodwill	1,999	1,999
Intangible assets, net	974	1,056
Other real estate, net	239	359
Accrued interest receivable	6,954	7,039
Other assets	9,464	9,904
Total Assets	$1,572,331	$1,500,946

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$234,469	$231,094
Interest-bearing demand	545,619	479,810
Savings	100,256	97,280
Time	521,924	517,997
Total deposits	1,402,268	1,326,181

Short-term borrowings	2,000	6,500
Accrued interest payable	1,962	1,931
Senior long-term debt	21,326	22,100
Junior subordinated debentures	14,638	14,630
Other liabilities	3,232	5,255
Total Liabilities	1,445,426	1,376,597

Shareholders' Equity
Common stock:
$1 par value - authorized 100,600,000 shares; issued 7,609,194 shares	7,609	7,609
Surplus	61,584	61,584
Retained earnings	61,189	59,155
Accumulated other comprehensive income (loss)	(3,477)	(3,999)
Total Shareholders' Equity	126,905	124,349
Total Liabilities and Shareholders' Equity	$1,572,331	$1,500,946

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2017	2016
Interest Income:
Loans (including fees)	$12,200	$10,801
Deposits with other banks	19	30
Securities (including FHLB stock)	3,403	3,589
Total Interest Income	15,622	14,420

Interest Expense:
Demand deposits	1,082	614
Savings deposits	36	18
Time deposits	1,444	1,564
Borrowings	366	392
Total Interest Expense	2,928	2,588

Net Interest Income	12,694	11,832
Less: Provision for loan losses	711	843
Net Interest Income after Provision for Loan Losses	11,983	10,989

Noninterest Income:
Service charges, commissions and fees	562	657
ATM and debit card fees	474	444
Net gains on securities	530	354
Net gain on sale of loans	5	-
Other	385	379
Total Noninterest Income	1,956	1,834

Noninterest Expense:
Salaries and employee benefits	4,826	4,097
Occupancy and equipment expense	1,031	972
Other	3,137	3,030
Total Noninterest Expense	8,994	8,099

Income Before Income Taxes	4,945	4,724
Less: Provision for income taxes	1,694	1,573
Net Income	$3,251	$3,151

Per Common Share:
Earnings	$0.43	$0.41
Cash dividends paid	$0.16	$0.16

Weighted Average Common Shares Outstanding	7,609,194	7,609,194

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
(in thousands)	2017	2016
Net Income	$3,251	$3,151
Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains arising during the period	1,320	5,119
Reclassification adjustments for gains included in net income	(530)	(354)
Change in unrealized gains on securities	790	4,765
Tax impact	(268)	(1,620)
Other comprehensive income	522	3,145
Comprehensive Income	$3,773	$6,296

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

	Common Stock $1 Par	Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
(in thousands, except per share data)
Balance December 31, 2015	$7,609	$61,584	$49,932	$(901)	$118,224
Net income	-	-	3,151	-	3,151
Other comprehensive income	-	-	-	3,145	3,145
Cash dividends on common stock ($0.16 per share)	-	-	(1,217)	-	(1,217)
Balance March 31, 2016 (unaudited)	$7,609	$61,584	$51,866	$2,244	$123,303

Balance December 31, 2016	$7,609	$61,584	$59,155	$(3,999)	$124,349
Net income	-	-	3,251	-	3,251
Other comprehensive income	-	-	-	522	522
Cash dividends on common stock ($0.16 per share)	-	-	(1,217)	-	(1,217)
Balance March 31, 2017 (unaudited)	$7,609	$61,584	$61,189	$(3,477)	$126,905

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(in thousands)	2017	2016
Cash Flows From Operating Activities
Net income	$3,251	$3,151
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	711	843
Depreciation and amortization	554	530
Amortization/Accretion of investments	447	529
Gain on sale/call of securities	(530)	(354)
Gain on sale of assets	(5)	(60)
Repossed asset write downs, gains and losses on dispositions	45	34
FHLB stock dividends	(3)	(1)
Change in other assets and liabilities, net	(1,783)	2,766
Net Cash Provided By Operating Activities	2,687	7,438

Cash Flows From Investing Activities
Proceeds from maturities, calls and sales of certificates of deposit	-	250
Proceeds from maturities and calls of HTM securities	2,880	20,428
Proceeds from maturities, calls and sales of AFS securities	222,511	224,142
Funds Invested in AFS securities	(250,022)	(250,617)
Funds invested in Federal Home Loan Bank stock	-	(368)
Net increase in loans	(45,696)	(14,036)
Purchase of premises and equipment	(2,063)	(1,020)
Proceeds from sales of premises and equipment	-	950
Proceeds from sales of other real estate owned	90	317
Net Cash Used In Investing Activities	(72,300)	(19,954)

Cash Flows From Financing Activities
Net increase in deposits	76,087	4,857
Net decrease in federal funds purchased and short-term borrowings	(4,500)	(1,800)
Repayment of long-term borrowings	(775)	(775)
Dividends paid	(1,217)	(1,217)
Net Cash Provided By Financing Activities	69,595	1,065

Net Decrease In Cash and Cash Equivalents	(18)	(11,451)
Cash and Cash Equivalents at the Beginning of the Period	18,111	37,272
Cash and Cash Equivalents at the End of the Period	$18,093	$25,821

Noncash Activities:
Loans transferred to foreclosed assets	$-	$-

Cash Paid During The Period:
Interest on deposits and borrowed funds	$2,897	$2,013
Income taxes	$4,200	$-

See Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements and the footnotes of First Guaranty Bancshares, Inc. ("First Guaranty") thereto should be read in conjunction with the audited financial statements and note disclosures for First Guaranty previously filed with the Securities and Exchange Commission in First Guaranty's Annual Report filed on Form 10-K for the year ended December 31, 2016.

The consolidated financial statements include the accounts of First Guaranty Bancshares, Inc. and its wholly owned subsidiary First Guaranty Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations at March 31, 2017 and for the three months periods ended March 31, 2017 and 2016 are not necessarily indicative of the results expected for the full year or any other interim period. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and the valuation of investment securities.

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

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments". This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. The ASU amendments require the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU requires assets held at cost basis to reflect the First Guaranty's current estimate of all expected credit losses. For available for sale debt securities, credit losses should be presented as an allowance rather than as a write-down. In addition, this ASU amends the accounting for purchased financial assets with credit deterioration. This ASU is effective for annual and interim periods beginning after December 15, 2019. We are currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements.

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

In March 2017, the FASB issued ASU 2017-08, "Receivables- Nonrefundable Fees and Other Costs, Premium Amortization on Purchased Callable Debt Securities". This ASU shortens the amortization period for certain callable debt securities held at a premium. Specifically, this ASU requires the premium to be amortized to the earliest call date. This ASU does not require an accounting change for securities held at a discount, the discount continues to be amortized to maturity. This ASU is effective for annual and interim periods beginning after December 15, 2018. We are currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements.

Note 3. Securities

A summary comparison of securities by type at March 31, 2017 and December 31, 2016 is shown below.

	March 31, 2017				December 31, 2016
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S Treasuries	$23,597	$-	$-	$23,597	$29,994	$-	$-	$29,994
U.S. Government Agencies	227,522	21	(4,421)	223,122	183,152	-	(4,820)	178,332
Corporate debt securities	119,083	1,383	(1,572)	118,894	132,448	1,624	(2,100)	131,972
Mutual funds or other equity securities	500	-	(7)	493	580	-	(7)	573
Municipal bonds	27,306	103	(255)	27,154	28,177	100	(320)	27,957
Mortgage-backed securities	33,255	-	(521)	32,734	29,181	-	(536)	28,645
Total available-for-sale securities	$431,263	$1,507	$(6,776)	$425,994	$403,532	$1,724	$(7,783)	$397,473

Held-to-maturity:
U.S. Government Agencies	$18,167	$-	$(623)	$17,544	$18,167	$-	$(655)	$17,512
Mortgage-backed securities	80,680	-	(1,124)	79,556	83,696	-	(1,302)	82,394
Total held-to-maturity securities	$98,847	$-	$(1,747)	$97,100	$101,863	$-	$(1,957)	$99,906

The scheduled maturities of securities at March 31, 2017, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to call or prepayments. Mortgage-backed securities are not due at a single maturity because of amortization and potential prepayment of the underlying mortgages. For this reason they are presented separately in the maturity table below.

	March 31, 2017
(in thousands)	Amortized Cost	Fair Value
Available For Sale:
Due in one year or less	$32,686	$32,763
Due after one year through five years	80,432	80,821
Due after five years through 10 years	259,680	255,142
Over 10 years	25,210	24,534
Subtotal	398,008	393,260
Mortgage-backed Securities	33,255	32,734
Total available-for-sale securities	$431,263	$425,994

Held to Maturity:
Due in one year or less	$-	$-
Due after one year through five years	4,998	4,955
Due after five years through 10 years	13,169	12,589
Over 10 years	-	-
Subtotal	18,167	17,544
Mortgage-backed Securities	80,680	79,556
Total held to maturity securities	$98,847	$97,100

At March 31, 2017, $399.9 million of First Guaranty's securities were pledged to secure public fund deposits and borrowings. The pledged securities had a market value of $398.2 million as of March 31, 2017.

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at March 31, 2017.

				At March 31, 2017
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	5	$23,597	$-	-	$-	$-	5	$23,597	$-
U.S. Government agencies	68	204,904	(4,421)	-	-	-	68	204,904	(4,421)
Corporate debt securities	156	51,438	(1,203)	22	5,953	(369)	178	57,391	(1,572)
Mutual funds or other equity securities	1	493	(7)	-	-	-	1	493	(7)
Municipal bonds	12	9,901	(255)	-	-	-	12	9,901	(255)
Mortgage-backed securities	21	32,734	(521)	-	-	-	21	32,734	(521)
Total available-for-sale	263	$323,067	$(6,407)	22	$5,953	$(369)	285	$329,020	$(6,776)

Held to maturity:
U.S. Government agencies	10	17,544	(623)	-	-	-	10	17,544	(623)
Mortgage-backed securities	46	76,979	(1,124)	-	-	-	46	76,979	(1,124)
Total held to maturity	56	$94,523	$(1,747)	-	$-	$-	56	$94,523	$(1,747)

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at December 31, 2016.

				At December 31, 2016
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	3	$10,997	$-	-	$-	$-	3	$10,997	$-
U.S. Government agencies	54	178,331	(4,820)	-	-	-	54	178,331	(4,820)
Corporate debt securities	185	61,669	(1,613)	26	6,440	(487)	211	68,109	(2,100)
Mutual funds or other equity securities	1	493	(7)	-	-	-	1	493	(7)
Municipal bonds	14	10,210	(320)	-	-	-	14	10,210	(320)
Mortgage-backed securities	16	28,645	(536)	-	-	-	16	28,645	(536)
Total available for sale	273	$290,345	$(7,296)	26	$6,440	$(487)	299	$296,785	$(7,783)

Held to maturity:
U.S. Government agencies	10	$17,512	$(655)	-	$-	$-	10	$17,512	$(655)
Mortgage-backed securities	48	82,394	(1,302)	-	-	-	48	82,394	(1,302)
Total held to maturity	58	$99,906	$(1,957)	-	$-	$-	58	$99,906	$(1,957)

As of March 31, 2017, 341 of First Guaranty's debt securities had unrealized losses totaling 2.0% of the individual securities' amortized cost basis and 1.6% of First Guaranty's total amortized cost basis of the investment securities portfolio. 22 of the 341 securities had been in a continuous loss position for over 12 months at such date. The 22 securities had an aggregate amortized cost basis of $6.3 million and an unrealized loss of $0.4 million at March 31, 2017. Management has the intent and ability to hold these debt securities until maturity or until anticipated recovery.

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

Corporate debt securities in a loss position consist primarily of corporate bonds issued by businesses in the financial, insurance, utility, manufacturing, industrial, consumer products and oil and gas industries. Two securities with an other-than-temporary impairment loss were held at March 31, 2017. First Guaranty believes that the remaining issuers will be able to fulfill the obligations of these securities based on evaluations described above. First Guaranty has the ability and intent to hold these securities until they recover, which could be at their maturity dates.

There were no other-than-temporary impairment losses recognized on securities during the first three months ended March 31, 2017 and 2016.

The following table presents a roll-forward of the amount of credit losses on debt securities held by First Guaranty for which a portion of OTTI was recognized in other comprehensive income for the quarters ended March 31, 2017 and 2016:

(in thousands)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Beginning balance of credit losses at end of prior year	$60	$175
Other-than-temporary impairment credit losses on securities not previously OTTI	-	-
Increases for additional credit losses on securities previously determined to be OTTI	-	-
Reduction for increases in cash flows	-	-
Reduction due to credit impaired securities sold or fully settled	-	-
Ending balance of cumulative credit losses recognized in earnings at end of period	$60	$175

In the first quarter of 2017 there were no other-than-temporary impairment credit losses on securities for which we had previously recognized OTTI. For securities that have indications of credit related impairment, management analyzes future expected cash flows to determine if any credit related impairment is evident. Estimated cash flows are determined using management's best estimate of future cash flows based on specific assumptions. The assumptions used to determine the cash flows were based on estimates of loss severity and credit default probabilities. Management reviews reports from credit rating agencies and public filings of issuers.

At March 31, 2017, First Guaranty's exposure to bond issuers that exceeded 10% of shareholders' equity is below:

	At March 31, 2017
(in thousands)	Amortized Cost	Fair Value
U.S. Government Treasuries (U.S.)	$23,597	$23,597
Federal Home Loan Bank (FHLB)	53,341	52,238
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	59,637	59,057
Federal National Mortgage Association (Fannie Mae-FNMA)	106,483	104,024
Federal Farm Credit Bank (FFCB)	140,163	137,637
Total	$383,221	$376,553

Note 4. Loans

The following table summarizes the components of First Guaranty's loan portfolio as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$86,376	8.7%	$84,239	8.9%
Farmland	23,348	2.3%	21,138	2.2%
1- 4 Family	139,665	14.0%	135,211	14.2%
Multifamily	12,440	1.3%	12,450	1.3%
Non-farm non-residential	436,217	43.8%	417,014	43.9%
Total Real Estate	698,046	70.1%	670,052	70.5%
Non-Real Estate:
Agricultural	23,178	2.3%	23,783	2.5%
Commercial and industrial	206,158	20.7%	193,969	20.4%
Consumer and other	69,090	6.9%	63,011	6.6%
Total Non-Real Estate	298,426	29.9%	280,763	29.5%
Total loans before unearned income	996,472	100.0%	950,815	100.0%
Unearned income	(2,033)		(1,894)
Total loans net of unearned income	$994,439		$948,921

The following table summarizes fixed and floating rate loans by contractual maturity, excluding nonaccrual loans, as of March 31, 2017 and December 31, 2016 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	March 31, 2017			December 31, 2016
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$96,257	$58,391	$154,648	$97,713	$51,965	$149,678
More Than One to five years	375,962	209,099	585,061	352,000	206,676	558,676
More Than Five to 15 years	126,803	44,474	171,277	115,691	46,116	161,807
Over 15 years	58,076	6,431	64,507	53,150	5,830	58,980
Subtotal	$657,098	$318,395	975,493	$618,554	$310,587	929,141
Nonaccrual loans			20,979			21,674
Total loans before unearned income			996,472			950,815
Unearned income			(2,033)			(1,894)
Total loans net of unearned income			$994,439			$948,921

As of March 31, 2017, $100.9 million of floating rate loans were at their interest rate floor. At December 31, 2016, $127.7 million of floating rate loans were at the floor rate. Nonaccrual loans have been excluded from these totals.

The following tables present the age analysis of past due loans at March 31, 2017 and December 31, 2016:

	As of March 31, 2017
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$352	$399	$751	$85,625	$86,376	$-
Farmland	623	97	720	22,628	23,348	-
1 - 4 family	2,537	2,446	4,983	134,682	139,665	50
Multifamily	-	5,058	5,058	7,382	12,440	-
Non-farm non-residential	642	2,600	3,242	432,975	436,217	-
Total Real Estate	4,154	10,600	14,754	683,292	698,046	50
Non-Real Estate:
Agricultural	1,546	1,630	3,176	20,002	23,178	-
Commercial and industrial	1,395	8,078	9,473	196,685	206,158	-
Consumer and other	120	721	841	68,249	69,090	-
Total Non-Real Estate	3,061	10,429	13,490	284,936	298,426	-
Total loans before unearned income	$7,215	$21,029	$28,244	$968,228	$996,472	$50
Unearned income					(2,033)
Total loans net of unearned income					$994,439

	As of December 31, 2016
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$173	$585	$758	$83,481	$84,239	$34
Farmland	234	105	339	20,799	21,138	-
1 - 4 family	1,108	2,387	3,495	131,716	135,211	145
Multifamily	-	5,014	5,014	7,436	12,450	-
Non-farm non-residential	1,618	2,753	4,371	412,643	417,014	-
Total Real Estate	3,133	10,844	13,977	656,075	670,052	179
Non-Real Estate:
Agricultural	64	1,958	2,022	21,761	23,783	-
Commercial and industrial	552	8,070	8,622	185,347	193,969	-
Consumer and other	182	981	1,163	61,848	63,011	-
Total Non-Real Estate	798	11,009	11,807	268,956	280,763	-
Total loans before unearned income	$3,931	$21,853	$25,784	$925,031	$950,815	$179
Unearned income					(1,894)
Total loans net of unearned income					$948,921

The tables above include $21.0 million and $21.7 million of nonaccrual loans at March 31, 2017 and December 31, 2016, respectively. See the tables below for more detail on nonaccrual loans.

The following is a summary of nonaccrual loans by class at the dates indicated:

(in thousands)	As of March 31, 2017	As of December 31, 2016
Real Estate:
Construction & land development	$399	$551
Farmland	97	105
1 - 4 family	2,396	2,242
Multifamily	5,058	5,014
Non-farm non-residential	2,600	2,753
Total Real Estate	10,550	10,665
Non-Real Estate:
Agricultural	1,630	1,958
Commercial and industrial	8,078	8,070
Consumer and other	721	981
Total Non-Real Estate	10,429	11,009
Total Nonaccrual Loans	$20,979	$21,674

The following table identifies the credit exposure of the loan portfolio by specific credit ratings as of the dates indicated:

	As of March 31, 2017					As of December 31, 2016
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Construction & land development	$81,495	$1,482	$3,399	$-	$86,376	$79,069	$1,162	$4,008	$-	$84,239
Farmland	22,686	565	97	-	23,348	20,652	381	105	-	21,138
1 - 4 family	127,583	5,220	6,862	-	139,665	123,191	5,460	6,560	-	135,211
Multifamily	4,237	1,109	7,094	-	12,440	4,268	1,132	7,050	-	12,450
Non-farm non-residential	413,390	5,342	17,485	-	436,217	392,355	6,406	18,253	-	417,014
Total Real Estate	649,391	13,718	34,937	-	698,046	619,535	14,541	35,976	-	670,052
Non-Real Estate:
Agricultural	20,993	540	1,645	-	23,178	20,890	920	1,973	-	23,783
Commercial and industrial	192,019	3,408	3,001	7,730	206,158	182,381	850	3,008	7,730	193,969
Consumer and other	67,047	1,265	778	-	69,090	60,582	1,394	1,035	-	63,011
Total Non-Real Estate	280,059	5,213	5,424	7,730	298,426	263,853	3,164	6,016	7,730	280,763
Total loans before unearned income	$929,450	$18,931	$40,361	$7,730	$996,472	$883,388	$17,705	$41,992	$7,730	$950,815
Unearned income					(2,033)					(1,894)
Total loans net of unearned income					$994,439					$948,921

Note 5. Allowance for Loan Losses

A summary of changes in the allowance for loan losses, by portfolio type, for the three months ended March 31, 2017 and 2016 are as follows:

	For the Three Months Ended March 31,
	2017					2016
(in thousands)	Beginning Allowance (12/31/2016)	Charge-offs	Recoveries	Provision	Ending Allowance (3/31/2017)	Beginning Allowance (12/31/2015)	Charge-offs	Recoveries	Provision	Ending Allowance (3/31/2016)
Real Estate:
Construction & land development	$1,232	$-	$1	$(92)	$1,141	$962	$-	$1	$199	$1,162
Farmland	19	-	-	(13)	6	54	-	-	(33)	21
1 - 4 family	1,204	-	14	(154)	1,064	1,771	(59)	8	(528)	1,192
Multifamily	591	-	10	8	609	557	-	361	(606)	312
Non-farm non-residential	3,451	-	2	367	3,820	3,298	(641)	-	399	3,056
Total real estate	6,497	-	27	116	6,640	6,642	(700)	370	(569)	5,743
Non-Real Estate:
Agricultural	74	(33)	8	13	62	16	-	-	(7)	9
Commercial and industrial	3,543	(45)	5	625	4,128	2,527	(241)	4	1,049	3,339
Consumer and other	972	(206)	66	(15)	817	230	(332)	56	370	324
Unallocated	28	-	-	(28)	-	-	-	-	-	-
Total Non-Real Estate	4,617	(284)	79	595	5,007	2,773	(573)	60	1,412	3,672
Total	$11,114	$(284)	$106	$711	$11,647	$9,415	$(1,273)	$430	$843	$9,415

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio. The result is an allocation of the loan loss reserve from one category to another.

A summary of the allowance and loans individually and collectively evaluated for impairment are as follows:

	As of March 31, 2017
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$-	$1,141	$1,141	$358	$86,018	$86,376
Farmland	-	6	6	-	23,348	23,348
1 - 4 family	2	1,062	1,064	1,116	138,549	139,665
Multifamily	208	401	609	5,058	7,382	12,440
Non-farm non-residential	858	2,962	3,820	11,225	424,992	436,217
Total Real Estate	1,068	5,572	6,640	17,757	680,289	698,046
Non-Real Estate:
Agricultural	3	59	62	1,399	21,779	23,178
Commercial and industrial	2,369	1,759	4,128	9,192	196,966	206,158
Consumer and other	-	817	817	686	68,404	69,090
Unallocated	-	-	-	-	-	-
Total Non-Real Estate	2,372	2,635	5,007	11,277	287,149	298,426
Total	$3,440	$8,207	$11,647	$29,034	$967,438	$996,472
Unearned Income						(2,033)
Total loans net of unearned income						$994,439

	As of December 31, 2016
(in thousands)	Allowance Individually Evaluated For Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated For Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$-	$1,232	$1,232	$361	$83,878	$84,239
Farmland	-	19	19	-	21,138	21,138
1 - 4 family	8	1,196	1,204	1,130	134,081	135,211
Multifamily	164	427	591	5,014	7,436	12,450
Non-farm non-residential	247	3,204	3,451	10,803	406,211	417,014
Total Real Estate	419	6,078	6,497	17,308	652,744	670,052
Non-Real Estate:
Agricultural	11	63	74	1,614	22,169	23,783
Commercial and industrial	2,375	1,168	3,543	8,965	185,004	193,969
Consumer and other	193	779	972	924	62,087	63,011
Unallocated	-	28	28	-	-	-
Total Non-Real Estate	2,579	2,038	4,617	11,503	269,260	280,763
Total	$2,998	$8,116	$11,114	$28,811	$922,004	$950,815
Unearned Income						(1,894)
Total loans net of unearned income						$948,921

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

The following is a summary of impaired loans by class as of the date indicated:

	As of March 31, 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$358	$823	$-	$360	$-	$-
Farmland	-	-	-	-	-	-
1 - 4 family	856	1,195	-	914	12	9
Multifamily	-	-	-	-	-	-
Non-farm non-residential	7,632	8,571	-	8,204	67	68
Total Real Estate	8,846	10,589	-	9,478	79	77
Non-Real Estate:
Agricultural	1,121	1,415	-	1,239	-	-
Commercial and industrial	255	255	-	258	-	-
Consumer and other	686	686	-	686	-	-
Total Non-Real Estate	2,062	2,356	-	2,183	-	-
Total Impaired Loans with no related allowance	10,908	12,945	-	11,661	79	77

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	-	-	-	-	-	-
Farmland	-	-	-	-	-	-
1 - 4 family	260	299	2	264	-	-
Multifamily	5,058	5,414	208	5,001	-	-
Non-farm non-residential	3,593	3,593	858	3,593	45	37
Total Real Estate	8,911	9,306	1,068	8,858	45	37
Non-Real Estate:
Agricultural	277	377	3	277	-	-
Commercial and industrial	8,938	9,099	2,369	8,947	17	17
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	9,215	9,476	2,372	9,224	17	17
Total Impaired Loans with an allowance recorded	18,126	18,782	3,440	18,082	62	54

Total Impaired Loans	$29,034	$31,727	$3,440	$29,743	$141	$131

The following is a summary of impaired loans by class as of the date indicated:

	As of December 31, 2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$361	$823	$-	$363	$-	$-
Farmland	-	-	-	-	-	-
1 - 4 family	863	1,196	-	1,044	49	48
Multifamily	-	-	-	-	-	-
Non-farm non-residential	8,501	9,430	-	8,949	196	175
Total Real Estate	9,725	11,449	-	10,356	245	223
Non-Real Estate:
Agricultural	1,603	1,742	-	1,377	30	-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	686	685	-	724	18	12
Total Non-Real Estate	2,289	2,427	-	2,101	48	12
Total Impaired Loans with no related allowance	12,014	13,876	-	12,457	293	235

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	-	-	-	-	-	-
Farmland	-	-	-	-	-	-
1 - 4 family	267	303	8	279	-	-
Multifamily	5,014	5,305	164	5,169	-	-
Non-farm non-residential	2,302	2,296	247	2,334	119	113
Total Real Estate	7,583	7,904	419	7,782	119	113
Non-Real Estate:
Agricultural	11	11	11	11	-	-
Commercial and industrial	8,965	9,117	2,375	9,379	72	72
Consumer and other	238	244	193	289	8	7
Total Non-Real Estate	9,214	9,372	2,579	9,679	80	79
Total Impaired Loans with an allowance recorded	16,797	17,276	2,998	17,461	199	192

Total Impaired Loans	$28,811	$31,152	$2,998	$29,918	$492	$427

Troubled Debt Restructurings

A troubled debt restructuring ("TDR") is considered such if the lender for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. The modifications to First Guaranty's TDRs were concessions on either the interest rate charged or the amortization. The effect of the modifications to First Guaranty was a reduction in interest income. These loans have an allocated reserve in First Guaranty's allowance for loan losses. First Guaranty has not restructured any loans that are considered troubled debt restructurings in the three months ended March 31, 2017.

The following table identifies the troubled debt restructurings as of March 31, 2017 and December 31, 2016:

	March 31, 2017				December 31, 2016
	Accruing Loans				Accruing Loans
(in thousands)	Current	30-89 Days Past Due	Nonaccrual	Total TDRs	Current	30-89 Days Past Due	Nonaccrual	Total TDRs
Real Estate:
Construction & land development	$-	$-	$358	$358	$-	$-	$361	$361
Farmland	-	-	-	-	-	-	-	-
1-4 Family	-	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-	-
Non-farm non residential	2,138	-	100	2,238	2,987	-	100	3,087
Total Real Estate	2,138	-	458	2,596	2,987	-	461	3,448
Non-Real Estate:
Agricultural	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-	-	-
Total	$2,138	$-	$458	$2,596	$2,987	$-	$461	$3,448

The following table discloses TDR activity for the three months ended March 31, 2017.

	Troubled Debt Restructured Loans Activity Three Months Ended March 31, 2017
(in thousands)	Beginning balance December 31, 2016	New TDRs	Charge-offs post-modification	Transferred to ORE	Paydowns	Construction to permanent financing	Restructured to market terms	Other adjustments	Ending balance March 31, 2017
Real Estate:
Construction & land development	$361	$-	$-	$-	$(3)	$-	$-	$-	$358
Farmland	-	-	-	-	-	-	-	-	-
1 - 4 family	-	-	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-	-	-
Non-farm non-residential	3,087	-	-	-	(849)	-	-	-	2,238
Total Real Estate	3,448	-	-	-	(852)	-	-	-	2,596
Non-Real Estate:
Agricultural	-	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-	-	-	-
Total	$3,448	$-	$-	$-	$(852)	$-	$-	-	$2,596

There were no commitments to lend additional funds to debtors whose terms have been modified in a troubled debt restructuring at March 31, 2017.

Note 6. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to impairment testing. Other intangible assets continue to be amortized over their useful lives. First Guaranty's goodwill is the difference in purchase price over the fair value of net assets acquired from its acquisition of Homestead Bancorp in 2007. Goodwill totaled $2.0 million at March 31, 2017 and December 31, 2016. No impairment charges have been recognized on First Guaranty's intangible assets. Mortgage servicing rights decreased $2,000 to $76,000 at March 31, 2017 compared to December 31, 2016. Other intangible assets recorded include core deposit intangibles, which are subject to amortization. The weighted-average amortization period remaining for First Guaranty's core deposit intangibles is 3.4 years at March 31, 2017. The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions.

Note 7. Other Real Estate (ORE)

Other real estate owned consists of the following at the dates indicated:

(in thousands)	March 31, 2017	December 31, 2016
Real Estate Owned Acquired by Foreclosure:
Residential	$43	$71
Construction & land development	-	-
Non-farm non-residential	196	288
Total Other Real Estate Owned and Foreclosed Property	$239	$359

Loans secured by one-to-four family residential properties in the process of foreclosure totaled $0.7 million as of March 31, 2017.

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

Below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at March 31, 2017 and December 31, 2016:

Contract Amount

(in thousands)	March 31, 2017	December 31, 2016
Commitments to Extend Credit	$49,344	$56,910
Unfunded Commitments under lines of credit	$117,740	$128,428
Commercial and Standby letters of credit	$6,880	$6,602

Litigation

The nature of First Guaranty's business ordinarily results in a certain amount of claims, litigation and legal and administrative cases, all of which are considered incidental to the normal conduct of business. When First Guaranty determines it has defenses to the claims asserted, it defends itself. First Guaranty will consider settlement of cases when it is in the best interests of both First Guaranty and its shareholders.

While the final outcome of legal proceedings is inherently uncertain, based on information currently available as of March 31, 2017, any incremental liability arising from First Guaranty's legal proceedings will not have a material adverse effect on First Guaranty's financial position.

Note 9. Fair Value Measurements

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified within Level 3 in First Guaranty's portfolio as of March 31, 2017 include municipal bonds and an equity security.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	March 31, 2017	December 31, 2016
Available for Sale Securities Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$24,091	$30,487
Level 2: Significant Other Observable Inputs	383,293	347,586
Level 3: Significant Unobservable Inputs	18,610	19,400
Securities available for sale measured at fair value	$425,994	$397,473

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

The change in Level 1 securities available for sale from December 31, 2016 to March 31, 2017 was due principally to a net decrease in Treasury bills of $6.4 million. The change in Level 2 securities available for sale from December 31, 2016 to March 31, 2017 was due principally to the purchase of government agency securities offset by the sale of corporate bond securities.

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of March 31, 2017 and December 31, 2016, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At March 31, 2017	At December 31, 2016
Impaired Loans - Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$-	$-
Level 2: Significant Other Observable Inputs	259	259
Level 3: Significant Unobservable Inputs	19,219	18,559
Impaired loans measured at fair value	$19,478	$18,818

Other Real Estate Owned - Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$-	$-
Level 2: Significant Other Observable Inputs	122	226
Level 3: Significant Unobservable Inputs	117	133
Other real estate owned measured at fair value	$239	$359

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

Impaired loans.

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

Other Unrecognized Financial Instruments.

The fair value of commitments to extend credit is estimated using the fees charged to enter into similar legally binding agreements, taking into account the remaining terms of the agreements and customers' credit ratings. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. Noninterest-bearing deposits are held at cost. The fair values of letters of credit are based on fees charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2017 and December 31, 2016 the fair value of guarantees under commercial and standby letters of credit was not material.

The estimated fair values and carrying values of the financial instruments at March 31, 2017 and December 31, 2016 are presented in the following table:

	March 31, 2017		December 31, 2016
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Cash and cash equivalents	$18,093	$18,093	$18,111	$18,111
Securities, available for sale	425,994	425,994	397,473	397,473
Securities, held to maturity	98,847	97,100	101,863	99,906
Federal Home Loan Bank stock	1,819	1,819	1,816	1,816
Loans, net	982,792	981,824	937,807	937,495
Accrued interest receivable	6,954	6,954	7,039	7,039

Liabilities
Deposits	$1,402,268	$1,402,561	$1,326,181	$1,325,972
Borrowings	23,326	23,350	28,600	28,625
Junior subordinated debentures	14,638	14,119	14,630	13,909
Accrued interest payable	1,962	1,962	1,931	1,931

There is no material difference between the contract amount and the estimated fair value of off-balance sheet items that are primarily comprised of short-term unfunded loan commitments that are generally at market prices.

Note 11. Merger Transaction

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

On May 10, 2017, the shareholders of Premier approved and adopted the Merger Agreement. The Merger is expected to close in the second or third quarter of 2017 following receipt of all remaining regulatory approvals.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of First Guaranty's financial condition and results of operations is intended to highlight the significant factors affecting First Guaranty's financial condition and results of operations presented in the consolidated financial statements included in this Quarterly report on Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data at March 31, 2017 and for the three months ended March 31, 2017 and 2016 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly First Guaranty's financial position and results of operations for such periods.

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

First Quarter Ended 2017 Financial Overview

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

Financial highlights for the first quarter ended March 31, 2017 are as follows:

●
Total assets were $1.6 billion at March 31, 2017 and $1.5 billion at December 31, 2016. Total deposits were $1.4 billion at March 31, 2017 and $1.3 billion at December 31, 2016. Total loans were $994.4 million at March 31, 2017, an increase of $45.5 million, or 4.8%, compared with December 31, 2016. Shareholders' equity was $126.9 million and $124.3 million at March 31, 2017 and December 31, 2016, respectively.

●	Net income for the first quarter of 2017 and 2016 was $3.3 million and $3.2 million, respectively.

●	Earnings per common share were $0.43 and $0.41 for the first quarter of 2017 and 2016, respectively.

●	Net interest income for the first quarter of 2017 was $12.7 million compared to $11.8 million for the same period in 2016.

●	The provision for loan losses for the first quarter of 2017 was $0.7 million compared to $0.8 million for the same period in 2016.

●
Noninterest expense for the first quarter of 2017 and 2016 was $9.0 million and $8.1 million, respectively. This increase in the first quarter of 2017 as compared to the prior year period included non-recurring expenses consisting of $281,000 in pre-tax expenses related to the pending acquisition/merger with Premier Bancshares, Inc./Synergy Bank headquartered in McKinney, Texas and $26,000 in pre-tax expenses related to the August 2016 flood in South Louisiana.

●
The net interest margin for the three months ended March 31, 2017 was 3.35% which was an increase of five basis points from the net interest margin of 3.30% for the same period in 2016. First Guaranty attributed the improvement in the net interest margin to the continued shift in interest earning asset balances from lower yielding securities to higher yielding loans. Loans as a percentage of average interest earning assets increased to 64% at March 31, 2017 compared to 58% at March 31, 2016.

●
Investment securities totaled $524.8 million at March 31, 2017, an increase of $25.5 million when compared to $499.3 million at December 31, 2016. At March 31, 2017, available for sale securities, at fair value, totaled $426.0 million, an increase of $28.5 million when compared to $397.5 million at December 31, 2016. At March 31, 2017, held to maturity securities, at amortized cost, totaled $98.8 million, a decrease of $3.0 million when compared to $101.9 million at December 31, 2016.  The increase in investment securities was primarily associated with the purchase of government agency securities.

●
Total loans net of unearned income was $994.4 million at March 31, 2017 compared to $948.9 million at December 31, 2016. The net loan portfolio at March 31, 2017 totaled $982.8 million, a net increase of $45.0 million from the December 31, 2016 net loan portfolio balance of $937.8 million. Total loans net of unearned income are reduced by the allowance for loan losses which totaled $11.6 million at March 31, 2017 and $11.1 million at December 31, 2016, respectively.

●	Total impaired loans increased $0.2 million to $29.0 million at March 31, 2017 compared to $28.8 million at December 31, 2016.

●	Nonaccrual loans decreased $0.7 million to $21.0 million at March 31, 2017 compared to $21.7 million at December 31, 2016.

●
Return on average assets for the three months ended March 31, 2017 and 2016 was 0.84% and 0.86%, respectively. Return on average common equity for the three months ended March 31, 2017 and 2016 was 10.45% and 10.46%, respectively. Return on average assets is calculated by dividing annualized net income by average assets.  Return on average common equity is calculated by dividing net income by average common equity.

●
Book value per common share was $16.68 as of March 31, 2017 compared to $16.20 as of March 31, 2016. The increase in book value was due to the changes in accumulated other comprehensive income/loss ("AOCI") and an increase in retained earnings. Our AOCI is comprised of unrealized gains and losses on available for sale securities.

●
First Guaranty's Board of Directors declared cash dividends of $0.16 per common share in the first quarter of 2017 and 2016. First Guaranty has paid 95 consecutive quarterly dividends as of March 31, 2017.

Financial Condition

Changes in Financial Condition from December 31, 2016 to March 31, 2017

General

Total assets at March 31, 2017 were $1.6 billion, an increase of $71.4 million, or 4.8%, from December 31, 2016. Assets increased primarily due to increases in net loans of $45.0 million and in investment securities of $25.5 million during the three months ended March 31, 2017.

Loans

Net loans increased $45.0 million, or 4.8%, to $982.8 million at March 31, 2017 from $937.8 million at December 31, 2016. Net loans increased during the first three months of 2017 primarily due to a $19.2 million increase in non-farm non-residential loans, a $12.2 million increase in commercial and industrial loans, a $6.1 million increase in consumer and other loans, a $4.5 million increase in one-to-four family residential loans, a $2.2 million increase in farmland loans and a $2.1 million increase in construction and land development loans, partially offset by a decrease of $0.6 million in agriculture loans. Non-farm non-residential loan balances increased primarily due to local originations. Commercial and industrial loans increased primarily due to growth in our syndicated loans portfolio. Consumer and other loans increased due to the continued growth in our commercial lease originations. One-to four-family residential loans increased primarily due to the continued growth in local loan originations. Farmland loans increased due to seasonal fundings on agricultural loan commitments. Construction and land development loans increased principally due to the funding of unfunded commitments on various construction projects. Agricultural loans decreased primarily due to seasonal activity. First Guaranty had approximately 2.7% of funded and 0.5% of unfunded commitments in our loan portfolio to businesses engaged in support or service activities for oil and gas operations. Syndicated loans at March 31, 2017 were $95.6 million, all of which where shared national credits. Syndicated loans increased $12.8 million from $82.8 million at December 31, 2016.

As of March 31, 2017, 70.1% of our loan portfolio was secured primarily by real estate. There are no significant concentrations of credit to any individual borrower. The largest portion of our loan portfolio, at 43.8% as of March 31, 2017, was non-farm non-residential loans secured by real estate. Approximately 32.6% of the loan portfolio is based on a floating rate tied to the prime rate or LIBOR as of March 31, 2017. 75.8% of the loan portfolio is scheduled to mature within five years from March 31, 2017.

Net loans are reduced by the allowance for loan losses which totaled $11.6 million at March 31, 2017 and $11.1 million at December 31, 2016. Loan charge-offs decreased to $0.3 million during the first three months of 2017 from $1.3 million during the same period in 2016. Recoveries totaled $0.1 million during the first three months of 2017 and $0.4 million during the same period in 2016. See Note 4 of the Notes to Consolidated Financial Statements for more information on loans and Note 5 for information on the allowance for loan losses.

Investment Securities

Investment securities at March 31, 2017 totaled $524.8 million, an increase of $25.5 million compared to $499.3 million at December 31, 2016. The increase was primarily attributed to purchases of U.S. government agencies used to collateralize public funds deposits. The investment portfolio consisted of available-for-sale securities at fair market value for a total of $426.0 million at March 31, 2017 and held-to-maturity securities at amortized cost of $98.8 million at March 31, 2017.

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

Our available-for-sale securities portfolio totaled $426.0 million at March 31, 2017, an increase of $28.5 million, or 7.2%, compared to $397.5 million at December 31, 2016. The increase was primarily due to purchases of U.S. Government agency securities used to collateralize public funds deposits. Our public funds deposits have a seasonal increase due to tax collections at the end of the year and the first quarter. Partially offsetting this increase was the sale of $17.1 million in corporate securities and $36.3 million of agency securities in the first quarter of 2017 for which the proceeds were used to fund loan growth.

Our held-to-maturity securities portfolio had an amortized cost of $98.8 million at March 31, 2017, a decrease of $3.0 million, or 3.0%, compared to $101.9 million at December 31, 2016. The decrease was due to the early payoffs of existing securities, the continued amortization of our mortgage-backed securities and the decision to keep a higher level of securities in our available-for-sale portfolio in order to manage liquidity and fund loan growth.

At March 31, 2017, $32.8 million, or 6.2%, of the securities portfolio was scheduled to mature in less than one year. $85.8 million, or 16.4%, of the securities portfolio is scheduled to mature between one and five years. Securities, not including mortgage-backed securities, with contractual maturity dates over 10 years totaled $24.5 million, or 4.7%, of the total portfolio at March 31, 2017. The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates. Prepayments of mortgages that collateralize mortgage-backed securities also affect the maturity of the securities portfolio. Based on internal forecasts as of March 31, 2017, management believes that the securities portfolio has a forecasted weighted average life of approximately 5.8 years based on the current interest rate environment. A parallel interest rate shock of 400 basis points is forecasted to increase the weighted average life of the portfolio to approximately 6.3 years. The portfolio had an estimated effective duration of 4.2 years at March 31, 2017.

There was no credit related other-than-temporary impairment of securities losses recognized in the three months ended March 31, 2017 or March 31, 2016.

Nonperforming Assets

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

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.
(in thousands)	March 31, 2017	December 31, 2016
Nonaccrual loans:
Real Estate:
Construction and land development	$399	$551
Farmland	97	105
1 - 4 family residential	2,396	2,242
Multifamily	5,058	5,014
Non-farm non-residential	2,600	2,753
Total Real Estate	10,550	10,665
Non-Real Estate:
Agricultural	1,630	1,958
Commercial and industrial	8,078	8,070
Consumer and other	721	981
Total Non-Real Estate	10,429	11,009
Total nonaccrual loans	20,979	21,674

Loans 90 days and greater delinquent & accruing:
Real Estate:
Construction and land development	-	34
Farmland	-	-
1 - 4 family residential	50	145
Multifamily	-	-
Non-farm non-residential	-	-
Total Real Estate	50	179
Non-Real Estate:
Agricultural	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total Non-Real Estate	-	-
Total loans 90 days and greater delinquent & accruing	50	179

Total non-performing loans	21,029	21,853

Real Estate Owned:
Real Estate Loans:
Construction and land development	-	-
Farmland	-	-
1 - 4 family residential	43	71
Multifamily	-	-
Non-farm non-residential	196	288
Total Real Estate	239	359
Non-Real Estate Loans:
Agricultural	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total Non-Real Estate	-	-
Total Real Estate Owned	239	359

Total non-performing assets	$21,268	$22,212

Non-performing assets to total loans	2.14%	2.34%
Non-performing assets to total assets	1.35%	1.48%
Non-performing loans to total loans	2.11%	2.30%

At March 31, 2017, nonperforming assets totaled $21.3 million, or 1.35% of total assets, compared to $22.2 million, or 1.48%, of total assets at December 31, 2016, which represented a decrease of $0.9 million, or 4.2%. The decrease in non-performing assets occurred primarily as a result of a decrease in non-accrual loans from $21.7 million at December 31, 2016 to $21.0 million at March 31, 2017. The decrease in non-accrual loans was concentrated primarily in agriculture loans and consumer and other loans.

At March 31, 2017, nonaccrual loans totaled $21.0 million, a decrease of $0.7 million, or 3.2%, compared to nonaccrual loans of $21.7 million at December 31, 2016. The primary reduction in non-accrual loans occurred due to principal reductions on government guaranteed agricultural loans due to the receipt of guarantee proceeds. Nonaccrual loans were concentrated in three loan relationships that totaled $14.0 million or 66.9% of nonaccrual loans at March 31, 2017.

At March 31, 2017, loans 90 days or greater delinquent and still accruing totaled $0.1 million, a decrease of $0.1 million, or 72.1%, compared to $0.2 million at December 31, 2016. These loans were all one-to four-family residential loans at March 31, 2017.

Other real estate owned at March 31, 2017 totaled $0.2 million, a decrease of $0.1 million from $0.4 million at December 31, 2016. The decrease in other real estate owned was due to write-downs of $30,000 and sales of $0.1 million, primarily related to residential properties.

At March 31, 2017, our largest non-performing assets were comprised of the following non-accrual loans: (1) a commercial and industrial loan that totaled $7.7 million that is a shared national credit involved in oil and gas support and service activity; (2) a multi-family real estate loan with a balance of $5.1 million secured by an apartment complex; and (3) a non-farm non-residential loan that totaled $1.2 million.

Troubled Debt Restructurings

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

The following is a summary of loans restructured as TDRs at March 31, 2017 and December 31, 2016:

(in thousands)	March 31, 2017	December 31, 2016
Restructured Loans:
In Compliance with Modified Terms	$2,138	$2,987
Past Due 30 through 89 days and still accruing	-	-
Past Due 90 days and greater and still accruing	-	-
Nonaccrual	358	361
Restructured Loans that subsequently defaulted	100	100
Total Restructured Loans	$2,596	$3,448

At March 31, 2017, we had three outstanding TDRs: (1) a $2.1 million non-farm non-residential loan secured by commercial real estate, which is performing in accordance with its modified terms; (2) a $0.4 million construction and land development loan secured by raw land that is on non-accrual; (3) a $0.1 million loan secured by commercial real estate that subsequently defaulted and is on non-accrual. The restructuring of these loans was related to interest rate or amortization concessions. The decline in TDRs occurred primarily due to paydowns on the $2.1 million TDR that is in compliance with its modified terms.

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

The allowance for loan losses was $11.6 million or 1.17% of total loans and 55.4% of nonperforming loans at March 31, 2017.

Comparing March 31, 2017 to December 31, 2016, the increase in the allowance was primarily attributed to growth in the loan portfolio. There were changes within the specific components of the allowance balance. The primary change was an increase in the balance associated with commercial and industrial loans. Special mention loans increased by $1.2 million during the first three months of 2017. Substandard loans declined by $1.6 million during the first three months of 2017, due primarily to payoffs and sales of loans. Doubtful loans remained relatively constant from December 31, 2016 to March 31, 2017.

First Guaranty charged off $0.3 million in loan balances during the first three months of 2017. The charged-off loan balances were concentrated in one loan relationship which totaled $0.1 million or 40.8% of the total charged off amount. The details of the $0.3 million in charged off loans were as follows:

1.	First Guaranty charged off $0.1 million on a non-real estate commercial lease in the first quarter of 2017. This loan had a remaining principal balance of $0.1 million at March 31, 2017.
2.	$0.2 million of charge-offs for the first three months of 2017 were comprised of smaller loans and overdrawn deposit accounts.

The provision for loan losses decreased to $0.7 million in the first three months of 2017 from $0.8 million for the same period in 2016. The provision made in the first three months of 2017 was taken to provide for current loan and deposit losses and to maintain the allowance proportionate to risks inherent in the loan portfolio. Total charge-offs were $0.3 million for the first three months of 2017 as compared to $1.3 million for the same period in 2016.  Recoveries totaled $0.1 million during the first three months of 2017 and $0.4 million during the first three months of 2016. For more information, see Note 5 to Consolidated Financial Statements.

Other information related to the allowance for loan losses are as follows:

(in thousands)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Loans:
Average outstanding balance	$976,855	$835,950
Balance at end of period	$994,439	$854,776

Allowance for Loan Losses:
Balance at beginning of year	$11,114	$9,415
Charge-offs	(284)	(1,273)
Recoveries	106	430
Provision	711	843
Balance at end of period	$11,647	$9,415

Deposits

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. We regularly assess our funding needs, deposit pricing and interest rate outlooks. From December 31, 2016 to March 31, 2017, total deposits increased $76.1 million, or 5.7%, to $1.4 billion. Noninterest-bearing demand deposits increased $3.4 million during the first three months of 2017 to $234.5 million at March 31, 2017. Interest-bearing demand deposits increased $65.8 million, or 13.7%, to $545.6 million at March 31, 2017. Interest-bearing demand deposits increased primarily due to an increase in public funds deposits. Time deposits increased $3.9 million to $521.9 million at March 31, 2017 compared to $518.0 million at December 31, 2016. At March 31, 2017, we had $93.2 million in brokered deposits. As we seek to strengthen our net interest margin and improve our earnings, attracting noninterest-bearing deposits will be a primary emphasis. Management will continue to evaluate and update our product mix in its efforts to attract additional customers. We currently offer a number of deposit products that are competitively priced and designed to attract and retain customers with primary emphasis on noninterest-bearing deposits.

As of March 31, 2017, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $373.5 million. At March 31, 2017, approximately $173.9 million of First Guaranty's certificates of deposit had a remaining term greater than one year.

The following table compares deposit categories for the periods indicated.

Total Deposits	For the Three Months Ended March 31,			For the Years Ended December 31,
	2017			2016			2015
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$231,588	16.5%	0.0%	$221,634	17.2%	0.0%	$211,584	15.9%	0.0%
Interest-bearing Demand	534,509	38.1%	0.8%	415,410	32.3%	0.6%	401,617	30.2%	0.4%
Savings	97,767	7.0%	0.1%	89,279	7.0%	0.1%	77,726	5.8%	0.0%
Time	539,965	38.4%	1.1%	558,982	43.5%	1.1%	640,134	48.1%	1.1%
Total Deposits	$1,403,829	100.0%	0.7%	$1,285,305	100.0%	0.7%	$1,331,061	100.0%	0.6%

Individual and Business Deposits	For the Three Months Ended March 31,			For the Years Ended December 31,
	2017			2016			2015
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$226,930	28.9%	0.0%	$217,245	30.1%	0.0%	$207,334	27.6%	0.0%
Interest-bearing Demand	161,312	20.5%	0.5%	117,221	16.2%	0.3%	112,864	15.0%	0.2%
Savings	77,890	9.9%	0.1%	72,647	10.0%	0.1%	65,775	8.7%	0.1%
Time	319,654	40.7%	1.2%	316,191	43.7%	1.3%	366,244	48.7%	1.4%
Total Individual and Business Deposits	$785,786	100.0%	0.6%	$723,304	100.0%	0.6%	$752,217	100.0%	0.7%

Public Fund Deposits	For the Three Months Ended March 31,			For the Years Ended December 31,
	2017			2016			2015
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$4,658	0.8%	0.0%	$4,389	0.8%	0.0%	$4,250	0.7%	0.0%
Interest-bearing Demand	373,197	60.4%	1.0%	298,189	53.0%	0.8%	288,753	49.9%	0.4%
Savings	19,877	3.2%	0.5%	16,632	3.0%	0.3%	11,951	2.1%	0.0%
Time	220,311	35.6%	0.9%	242,791	43.2%	0.8%	273,890	47.3%	0.7%
Total Public Fund Deposits	$618,043	100.0%	0.9%	$562,001	100.0%	0.8%	$578,844	100.0%	0.5%

The following table sets forth the distribution of our time deposit accounts.

(in thousands)	March 31, 2017
Time deposits of less than $100,000	$148,418
Time deposits of $100,000 through $250,000	124,224
Time deposits of more than $250,000	249,282
Total Time Deposits	$521,924

At March 31, 2017, public funds deposits totaled $619.5 million compared to $556.9 million at December 31, 2016. Public fund time deposits totaled $216.2 million at March 31, 2017 compared to $208.3 million at December 31, 2016. We have developed a program for the retention and management of public funds deposits. Since 2012, we have maintained public funds deposits in excess of $400.0 million. These deposits are from public entities entities such as school districts, hospital districts, sheriff departments and municipalities. $502.7 million, or 81%, of these accounts at March 31, 2017, are under fiscal agency agreements with terms of three years or less. Deposits under fiscal agency agreements are generally stable but public entities may maintain the ability to negotiate term deposits on a specific basis including with other financial institutions. Three of these relationships account for approximately 40% of public fund deposits that are under fiscal agency agreements. These deposits generally have stable balances as we maintain both operating accounts and time deposits for these entities. There is a seasonal component to public deposit levels associated with annual tax collections. Public funds will increase at the end of the year and during the first quarter. Public funds deposit accounts are collateralized by FHLB letters of credit, by Louisiana municipal bonds and by eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac. We invest the majority of these public deposits in our investment portfolio, but have increasingly invested more public funds into loans during the last three years.

The following table sets forth public funds as a percent of total deposits.

(in thousands except for %)	March 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
Public Funds:
Noninterest-bearing Demand	$3,907	$4,114	$4,906	$3,241	$3,016
Interest-bearing Demand	379,366	324,356	296,416	321,382	296,739
Savings	20,039	20,116	14,667	10,142	7,209
Time	216,170	208,330	252,688	266,743	208,614
Total Public Funds	$619,482	$556,916	$568,677	$601,508	$515,578
Total Deposits	$1,402,268	$1,326,181	$1,295,870	$1,371,839	$1,303,099
Total Public Funds as a percent of Total Deposits	44.2%	42.0%	43.9%	43.9%	39.6%

Borrowings

First Guaranty maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. Short-term borrowings totaled $2.0 million at March 31, 2017 and $6.5 million at December 31, 2016. Short-term borrowings consisted of a line of credit of $2.5 million, with no outstanding balance at March 31, 2017 and collateralized short-term borrowings from the Federal Home Loan Bank totaling $2.0 million at March 31, 2017. First Guaranty had senior long-term debt totaling $21.3 million as of March 31, 2017 and $22.1 million at December 31, 2016.

First Guaranty also had junior subordinated debentures totaling $14.6 million at March 31, 2017 and December 31, 2016.

First Guaranty had $266.1 million in Federal Home Loan Bank letters of credit as of March 31, 2017. Federal Home Loan Bank letters of credit totaled $226.1 million and $195.0 million as of December 31, 2016 and December 31, 2015, respectively. Federal Home Loan Bank letters of credit outstanding are obtained primarily for collateralizing public deposits. The increase in Federal Home Loan Bank letters of credit reflects First Guaranty's ability to transition public funds deposits into loans.

Total Shareholders' Equity

Total shareholders' equity increased to $126.9 million at March 31, 2017 from $124.3 million at December 31, 2016. The increase in shareholders' equity was principally the result of a $2.0 million increase in retained earnings and an increase of $0.5 million in accumulated other comprehensive income. The increase in accumulated other comprehensive income was primarily attributed to the increase in unrealized gains on available-for-sale securities during the period. The $2.0 million increase in retained earnings was due to net income of $3.3 million during the three month period ended March 31, 2017, partially offset by $1.2 million in cash dividends paid on our common stock.

Results of Operations for the First Quarter Ended March 31, 2017 and 2016

Performance Summary

Net income for the three months ended March 31, 2017 was $3.3 million, an increase of $0.1 million, or 3.2%, from $3.2 million for the three months ended March 31, 2016. The increase in net income for the three months ended March 31, 2017 as compared to the prior year period was primarily the result of increased interest income associated with loans and an increase in noninterest income, partially offset by increased interest and noninterest expense. Earnings per common share for the three months ended March 31, 2017 was $0.43 per common share, an increase of 4.9% or $0.02 per common share from $0.41 per common share for the three months ended March 31, 2016.  The increase in earnings per share was caused by an increase in net income.

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

Net interest income for the three months ended March 31, 2017 and 2016 was $12.7 million and $11.8 million, respectively. The increase in net interest income for the three months ended March 31, 2017 was primarily due to an increase in the average balance of our total interest-earning assets and an increase in the average yield of our total interest-earning assets, partially offset by the increase in the average balance of our total interest-bearing liabilities and an increase in the average rate of our total interest-bearing liabilities. For the three months ended March 31, 2017, the average balance of our total interest-earning assets increased by $96.6 million to $1.5 billion, and the average yield of interest-earning assets increased by ten basis points to 4.12% from 4.02% for the three months ended March 31, 2016.  The average rate of our total interest-bearing liabilities increased by seven basis points to 0.98% for the three months ended March 31, 2017 compared to 0.91% for the three months ended March 31, 2016. As a result, our net interest rate spread increased three basis points to 3.14% for the three months ended March 31, 2017 from 3.11% for the three months ended March 31, 2016.  Our net interest margin also increased five basis points to 3.35% for the three months ended March 31, 2017 from 3.30% for the three months ended March 31, 2016.

Interest Income

Interest income increased $1.2 million, or 8.3%, to $15.6 million for the three months ended March 31, 2017.  First Guaranty continues to transition assets from lower yielding securities to higher yielding loans in order to increase interest income.  The increase in interest income resulted primarily from an increase in the the average balance of our total interest-earning assets along with an increase in the average yield of interest-earning assets. The average balance of interest-earning assets increased $96.6 million to $1.5 billion for the three months ended March 31, 2017 as compared to the prior year period. The average yield of interest-earning assets increased by ten basis points to 4.12% for the three months ended March 31, 2017 compared to 4.02% for the three months ended March 31, 2016.

Interest income on securities decreased $0.2 million, or 5.2%, to $3.4 million for the three months ended March 31, 2017 primarily as a result of a decrease in the average balance of securities. This reflects First Guaranty's strategy of moving assets from lower yielding securities into loans. The average balance of securities decreased $33.6 million to $542.9 million for the three months ended March 31, 2017 from $576.4 million for the three months ended March 31, 2016 due to a decrease in the average balance of our agency securities. The average yield on securities increased by four basis points to 2.54% for the three months ended March 31, 2017 from 2.50% for the three months ended March 31, 2016.

Interest income on loans increased $1.4 million, or 13.0%, to $12.2 million for the three months ended March 31, 2017 as a result of an increase in the average balance of loans. The average balance of loans increased by $140.9 million to $976.9 million for the three months ended March 31, 2017 from $836.0 million for the three months ended March 31, 2016 as a result of new loan originations, the majority of which were one-to-four family residential loans, the origination of commercial leases, commercial real estate loans and commercial and industrial loans. Partially offsetting the increase in the average balance of loans was a decrease in the average yield on loans, which decreased by 14 basis points to 5.06% for the three months ended March 31, 2017 from 5.20% for the three months ended March 31, 2016.

Interest Expense

Interest expense increased $0.3 million, or 13.1%, to $2.9 million for the three months ended March 31, 2017 from $2.6 million for the three months ended March 31, 2016 due to an increase in the average balance of interest-bearing deposits along with an increase in the average rate on interest-bearing deposits. The average balance of interest-bearing deposits increased by $70.6 million during the three months ended March 31, 2017 to $1.2 billion as a result of a $122.7 million increase in the average balance of interest-bearing demand and savings deposits. The increase was partially offset by a $52.0 million decrease in the average balance of time deposits during the same time period. The average rate of interest-bearing demand deposits increased by 24 basis points during the three months ended March 31, 2017 to 0.82%.

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

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
(in thousands except for %)	Average Balance	Interest	Yield/Rate (5)	Average Balance	Interest	Yield/Rate (5)
Assets
Interest-earning assets:
Interest-earning deposits with banks	$18,643	$19	0.41%	$29,339	$30	0.41%
Securities (including FHLB stock)	542,860	3,403	2.54%	576,423	3,589	2.50%
Federal funds sold	244	-	0.00%	247	-	0.00%
Loans held for sale	-	-	0.00%	-	-	0.00%
Loans, net of unearned income	976,855	12,200	5.06%	835,950	10,801	5.20%
Total interest-earning assets	1,538,602	$15,622	4.12%	1,441,959	$14,420	4.02%

Noninterest-earning assets:
Cash and due from banks	7,757			7,997
Premises and equipment, net	24,475			22,240
Other assets	4,885			4,797
Total Assets	$1,575,719			$1,476,993

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$534,509	$1,082	0.82%	$425,283	$614	0.58%
Savings deposits	97,767	36	0.15%	84,341	18	0.09%
Time deposits	539,965	1,444	1.08%	591,981	1,564	1.06%
Borrowings	41,256	366	3.60%	41,638	392	3.79%
Total interest-bearing liabilities	1,213,497	$2,928	0.98%	1,143,243	$2,588	0.91%

Noninterest-bearing liabilities:
Demand deposits	231,588			208,963
Other	4,478			3,588
Total Liabilities	1,449,563			1,355,794

Shareholders' equity	126,156			121,199
Total Liabilities and Shareholders' Equity	$1,575,719			$1,476,993
Net interest income		$12,694			$11,832

Net interest rate spread (1)			3.14%			3.11%
Net interest-earning assets (2)	$325,105			$298,716
Net interest margin (3), (4)			3.35%			3.30%

Average interest-earning assets to interest-bearing liabilities			126.79%			126.13%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)
The tax adjusted net interest margin was 3.37% and 3.34% for the above periods ended March 31, 2017 and 2016 respectively. A 35% tax rate was used to calculate the effect on securities income from tax exempt securities.

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

For the three months ended March 31, 2017, the provision for loan losses was $0.7 million compared to $0.8 million for the same period in 2016. The allowance for loan losses at March 31, 2017 was $11.6 million and was 1.17% of total loans. The decrease in the provision was attributed to the improvement in credit quality of the loan portfolio. Total charge-offs were $0.3 million for the first three months of 2017 as compared to $1.3 million for the same period in 2016.

We believe that the allowance is adequate to cover potential losses in the loan portfolio given the current economic conditions, and current expected net charge-offs and non-performing asset levels.

Noninterest Income

Our primary sources of recurring noninterest income are customer service fees, ATM and debit card fees, loan fees, gains on the  sales of available-for-sale securities and loans and other service fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.

Noninterest income totaled $2.0 million for the three months ended March 31, 2017, an increase of $0.1 million from $1.8 million for the three months ended March 31, 2016.  The increase was primarily due to higher gains on securities sales.  Net securities gains were $0.5 million for the three months ended March 31, 2017 as compared to $0.4 million for the same period in 2016. The gains on securities sales occurred as First Guaranty sold investment securities in order to fund loan growth. We also continued to have gains from bonds that were called and paid off before their contractual maturity. Service charges, commissions and fees totaled $0.6 million for the three months ended March 31, 2017 and $0.7 million for the same period in 2016.  ATM and debit card fees totaled $0.5 million for the three months ended March 31, 2017 as compared to $0.4 million for the same period in 2016. Other noninterest income totaled $0.4 million for the three months ended March 31, 2017 and 2016.

Noninterest Expense

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense and other types of expenses.  Noninterest expense totaled $9.0 million for the three months ended March 31, 2017 and $8.1 million for the three months ended March 31, 2016. Salaries and benefits expense totaled $4.8 million for the three months ended March 31, 2017 and $4.1 million for the three months ended March 31, 2016. Occupancy and equipment expense totaled $1.0 million for the three months ended March 31, 2017 and 2016. Other noninterest expense totaled $3.1 million for the three months ended March 31, 2017 and  $3.0 million for the three months ended March 31, 2016. The largest increase in other noninterest expense occurred due to increased legal and professional fees. Included in non-interest expense were non-recurring expenses related to the pending acquisition/merger with Premier Bancshares, Inc./Synergy Bank headquartered in McKinney, Texas of approximately $0.3 million along with $26,000 in expenses related to the August 2016 flood that were incurred during the first quarter of 2017.

The following table presents, for the periods indicated, the major categories of other noninterest expense:

	Three Months Ended March 31,
(in thousands)	2017	2016
Other noninterest expense:
Legal and professional fees	$631	$530
Data processing	307	324
ATM fees	277	249
Marketing and public relations	299	245
Taxes - sales, capital, and franchise	197	186
Operating supplies	100	120
Software expense and amortization	209	199
Travel and lodging	204	154
Telephone	40	44
Amortization of core deposits	80	80
Donations	90	89
Net costs from other real estate and repossessions	77	96
Regulatory assessment	197	277
Other	429	437
Total other noninterest expense	$3,137	$3,030

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other non-deductible expenses. The provision for income taxes for the three months ended March 31, 2017 and 2016 was $1.7 million and $1.6 million, respectively.  The provision for income taxes increased due to the increase in income before taxes. First Guaranty's statutory tax rate was 35.0% for the three months ended March 31, 2017, which was unchanged from the first quarter of 2016.

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

Loans maturing within one year or less at March 31, 2017 totaled $154.6 million. At March 31, 2017, time deposits maturing within one year or less totaled $348.0 million. First Guaranty's held-to-maturity ("HTM") portfolio at March 31, 2017 was $98.8 million or 18.8% of the investment portfolio compared to $101.9 million or 20.4% at December 31, 2016. The securities in the HTM portfolio are used to collateralize public funds deposits and may also be used to secure borrowings with the Federal Home Loan Bank or Federal Reserve Bank. The agency securities in the HTM portfolio have maturities of 10 years or less. The mortgage backed securities have stated final maturities of 15 to 20 years at March 31, 2017. The HTM portfolio had a forecasted weighted average life of approximately 5.57 years based on current interest rates. Management regularly monitors the size and composition of the HTM portfolio to evaluate its effect on First Guaranty's liquidity. First Guaranty's available-for-sale ("AFS") portfolio was $426.0 million or 81.2% of the investment portfolio as of March 31, 2017. The majority of the AFS portfolio was comprised of  U.S. Government Agencies, municipal bonds and investment grade corporate bonds. Management believes these securities are readily marketable and enhance First Guaranty's liquidity.

First Guaranty maintained a net borrowing capacity at the Federal Home Loan Bank totaling $28.1 million and $45.8 million at March 31, 2017 and December 31, 2016, respectively. The change in borrowing capacity with the Federal Home Loan Bank was due to changes in the value that First Guaranty receives on pledged collateral and due to First Guaranty's usage of the line. First Guaranty also has a discount window line with the Federal Reserve Bank. We also maintain federal funds lines of credit at various correspondent banks with borrowing capacity of $95.5 million and a revolving line of credit for $2.5 million with an availability of $2.5 million as of March 31, 2017. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources

First Guaranty's capital position is reflected in shareholders' equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total shareholders' equity increased to $126.9 million at March 31, 2017 from $124.3 million at December 31, 2016. The increase in total shareholders' equity was principally the result of an increase in retained earnings of $2.0 million and a $0.5 million increase in the balance of accumulated other comprehensive income from a $4.0 million loss at December 31, 2016 to a $3.5 million loss at March 31, 2017.  The $2.0 million increase in retained earnings was due to net income of $3.3 million during the three month period ended March 31, 2017, partially offset by $1.2 million in cash dividends paid on our common stock.

Regulatory Capital

Risk-based capital regulations adopted by the FDIC require banks to achieve and maintain specified ratios of capital to risk-weighted assets. Similar capital regulations apply to bank holding companies over $1.0 billion in assets. The risk-based capital rules are designed to measure "Tier 1" capital (consisting of common equity, retained earnings and a limited amount of qualifying perpetual preferred stock and trust preferred securities, net of goodwill and other intangible assets and accumulated other comprehensive income) and total capital in relation to the credit risk of both on- and off- balance sheet items. Under the guidelines, one of its risk weights is applied to the different on balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk weighting. Applicable bank holding companies and all banks must maintain a minimum total capital to total risk weighted assets ratio of 8.00%, at least half of which must be in the form of core or Tier 1 capital. These guidelines also specify that bank holding companies that are experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels.

In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements.  As of March 31, 2017, the Bank's capital conservation buffer was 4.79% exceeding the minimum of 1.25% for 2017.  As of March 31, 2017, the First Guaranty's capital conservation buffer was 4.49% exceeding the minimum of  1.25% for 2017.

At March 31, 2017, we satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.

	"Well Capitalized Minimums"	As of March 31, 2017	As of December 31, 2016
Tier 1 Leverage Ratio
Consolidated	5.00%	8.08%	8.68%
Bank	5.00%	9.11%	9.88%

Tier 1 Risk-based Capital Ratio
Consolidated	8.00%	10.49%	10.59%
Bank	8.00%	11.83%	12.05%

Total Risk-based Capital Ratio
Consolidated	10.00%	12.68%	12.79%
Bank	10.00%	12.79%	12.99%

Common Equity Tier One Capital Ratio
Consolidated	6.50%	10.49%	10.59%
Bank	6.50%	11.83%	12.05%

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

The following interest sensitivity analysis is one measurement of interest rate risk. This analysis reflects the contractual maturity characteristics of assets and liabilities over various time periods. This analysis does not factor in prepayments or interest rate floors on loans which may significantly change the report. This table includes nonaccrual loans in their respective maturity periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at March 31, 2017 illustrated below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

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

	March 31, 2017
	Interest Sensitivity Within
(in thousands except for %)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$372,836	$51,130	$423,966	$570,473	$994,439
Securities (including FHLB stock)	28,381	6,201	34,582	492,078	526,660
Federal Funds Sold	291	-	291	-	291
Other earning assets	10,243	-	10,243	-	10,243
Total earning assets	$411,751	$57,331	$469,082	$1,062,551	$1,531,633

Source of Funds:
Interest-bearing accounts:
Demand deposits	$545,619	$-	$545,619	$-	$545,619
Savings deposits	100,256	-	100,256	-	100,256
Time deposits	198,900	149,101	348,001	173,923	521,924
Short-term borrowings	2,000	-	2,000	-	2,000
Senior long-term debt	21,326	-	21,326	-	21,326
Junior subordinated debt	-	-	-	14,638	14,638
Noninterest-bearing, net	-	-	-	325,870	325,870
Total source of funds	$868,101	$149,101	$1,017,202	$514,431	$1,531,633

Period gap	$(456,350)	$(91,770)	$(548,120)	$548,120
Cumulative gap	$(456,350)	$(548,120)	$(548,120)	$-

Cumulative gap as a percent of earning assets	-29.8%	-35.8%	-35.8%

Net interest income at risk measures the risk of a decline in earnings due to changes in interest rates. The first table below presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in the yield curve over a 12-month horizon at March 31, 2017. Shifts are measured in 100 basis point increments (+400 through -100 basis points) from base case. We do not present shifts less than 100 basis points because of the current low interest rate environment. The base case scenario encompasses key assumptions for asset/liability mix, loan and deposit growth, pricing, prepayment speeds, deposit decay rates, securities portfolio cash flows and reinvestment strategy and the market value of certain assets under the various interest rate scenarios. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous shocks are performed against that yield curve. The second table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from a gradual shift in the yield curve over a 12 month horizon.

Instantaneous Changes in Interest Rates (In Basis Points)	Percent Change In Net Interest Income
+400	(18.04)%
+300	(13.32)%
+200	(8.74)%
+100	(4.10)%
Base	-%
-100	2.94%

Gradual Change in Interest Rates (In Basis Points)	Percent Change In Net Interest Income
+400	(9.25)%
+300	(6.84)%
+200	(4.60)%
+100	(2.12)%
Base	-%
-100	3.21%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As defined by the Securities and Exchange Commission in Exchange Act Rules 13a-15(e) and 15d-15(e), a Company's "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within time periods specified in the Commission's rules and forms. First Guaranty maintains such controls designed to ensure this material information is communicated to Management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decision regarding required disclosure.

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

At March 31, 2017, First Guaranty is subject to various legal proceedings in the normal course of business and otherwise. It is our belief that the ultimate resolution of such claims will not have a material adverse effect on First Guaranty's financial position or results of operations.

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

FIRST GUARANTY BANCSHARES, INC.

Date: May 12, 2017	By: /s/ Alton B. Lewis
Alton B. Lewis
Principal Executive Officer

Date: May 12, 2017	By: /s/ Eric J. Dosch
Eric J. Dosch
Principal Financial Officer
Secretary and Treasurer