Form 10-Q
period 2017-06-30
First Guaranty Bancshares, Inc.
filed 2017-08-14
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2017
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
                                     Large accelerated filer ☐Accelerated filer ☐
 Non-accelerated filer ☐  (Do not check if a smaller reporting company)
Smaller reporting company☒
Emerging growth company☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐No ☒

As of August 11, 2017 the registrant had 8,007,182 shares of $1 par value common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents:
Cash and due from banks	$29,129	$17,840
Federal funds sold	1,669	271
Cash and cash equivalents	30,798	18,111

Investment securities:
Available for sale, at fair value	424,735	397,473
Held to maturity, at cost (estimated fair value of $94,605 and $99,906 respectively)	95,903	101,863
Investment securities	520,638	499,336

Federal Home Loan Bank stock, at cost	2,336	1,816
Loans held for sale	1,655	-

Loans, net of unearned income	1,114,784	948,921
Less: allowance for loan losses	11,578	11,114
Net loans	1,103,206	937,807

Premises and equipment, net	35,912	23,519
Goodwill	4,056	1,999
Intangible assets, net	4,702	1,056
Other real estate, net	734	359
Accrued interest receivable	7,257	7,039
Other assets	13,629	9,904
Total Assets	$1,724,923	$1,500,946

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$262,876	$231,094
Interest-bearing demand	577,797	479,810
Savings	104,603	97,280
Time	595,375	517,997
Total deposits	1,540,651	1,326,181

Short-term borrowings	-	6,500
Accrued interest payable	2,065	1,931
Senior long-term debt	24,242	22,100
Junior subordinated debentures	14,647	14,630
Other liabilities	3,046	5,255
Total Liabilities	1,584,651	1,376,597

Shareholders' Equity
Common stock:
$1 par value - authorized 100,600,000 shares; issued 8,007,182 and 7,609,194 shares	8,007	7,609
Surplus	71,836	61,584
Retained earnings	62,840	59,155
Accumulated other comprehensive income (loss)	(2,411)	(3,999)
Total Shareholders' Equity	140,272	124,349
Total Liabilities and Shareholders' Equity	$1,724,923	$1,500,946

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2017	2016	2017	2016
Interest Income:
Loans (including fees)	$12,826	$11,306	$25,026	$22,107
Deposits with other banks	41	14	60	44
Securities (including FHLB stock)	3,298	3,427	6,701	7,016
Federal funds sold	2	-	2	-
Total Interest Income	16,167	14,747	31,789	29,167

Interest Expense:
Demand deposits	1,360	627	2,442	1,241
Savings deposits	50	17	86	35
Time deposits	1,591	1,507	3,035	3,071
Borrowings	374	365	740	757
Total Interest Expense	3,375	2,516	6,303	5,104

Net Interest Income	12,792	12,231	25,486	24,063
Less: Provision for loan losses	1,302	893	2,013	1,736
Net Interest Income after Provision for Loan Losses	11,490	11,338	23,473	22,327

Noninterest Income:
Service charges, commissions and fees	571	609	1,133	1,266
ATM and debit card fees	493	471	967	915
Net gains on securities	404	2,231	934	2,585
Net gain on sale of loans	119	3	124	3
Other	410	327	795	706
Total Noninterest Income	1,997	3,641	3,953	5,475

Noninterest Expense:
Salaries and employee benefits	4,593	4,144	9,419	8,241
Occupancy and equipment expense	1,077	999	2,108	1,971
Other	3,351	3,174	6,488	6,203
Total Noninterest Expense	9,021	8,317	18,015	16,415

Income Before Income Taxes	4,466	6,662	9,411	11,387
Less: Provision for income taxes	1,534	2,261	3,228	3,835
Net Income	$2,932	$4,401	$6,183	$7,552

Per Common Share:
Earnings	$0.38	$0.58	$0.81	$0.99
Cash dividends paid	$0.16	$0.16	$0.32	$0.32

Weighted Average Common Shares Outstanding	7,674,796	7,609,194	7,642,176	7,609,194

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Net Income	$2,932	$4,401	$6,183	$7,552
Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains arising during the period	2,020	3,637	3,340	8,756
Reclassification adjustments for gains included in net income	(404)	(2,231)	(934)	(2,585)
Change in unrealized gains on securities	1,616	1,406	2,406	6,171
Tax impact	(550)	(478)	(818)	(2,098)
Other comprehensive income	1,066	928	1,588	4,073
Comprehensive Income	$3,998	$5,329	$7,771	$11,625

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

	Common Stock $1 Par	Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
(in thousands, except per share data)
Balance December 31, 2015	$7,609	$61,584	$49,932	$(901)	$118,224
Net income	-	-	7,552	-	7,552
Other comprehensive income	-	-	-	4,073	4,073
Cash dividends on common stock ($0.32 per share)	-	-	(2,435)	-	(2,435)
Balance June 30, 2016 (unaudited)	$7,609	$61,584	$55,049	$3,172	$127,414

Balance December 31, 2016	$7,609	$61,584	$59,155	$(3,999)	$124,349
Net income	-	-	6,183	-	6,183
Common stock issued in acquisition, 397,988 shares	398	10,252	-	-	10,650
Other comprehensive income	-	-	-	1,588	1,588
Cash dividends on common stock ($0.32 per share)	-	-	(2,498)	-	(2,498)
Balance June 30, 2017 (unaudited)	$8,007	$71,836	$62,840	$(2,411)	$140,272

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(in thousands)	2017	2016
Cash Flows From Operating Activities
Net income	$6,183	$7,552
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,013	1,736
Depreciation and amortization	1,098	1,083
Amortization/Accretion of investments	875	1,118
Gain on sale/call of securities	(934)	(2,585)
Gain on sale of assets	(124)	(63)
Repossessed asset write downs, gains and losses on dispositions	78	90
FHLB stock dividends	(8)	(2)
Net increase in loans held for sale	-	(123)
Change in other assets and liabilities, net	(4,969)	2,214
Net Cash Provided By Operating Activities	4,212	11,020

Cash Flows From Investing Activities
Proceeds from maturities, calls and sales of certificates of deposit	-	1,001
Proceeds from maturities and calls of HTM securities	5,690	62,171
Proceeds from maturities, calls and sales of AFS securities	378,895	604,490
Funds Invested in AFS securities	(397,529)	(628,176)
Funds invested in Federal Home Loan Bank stock	-	(368)
Net increase in loans	(42,858)	(56,176)
Purchase of premises and equipment	(3,735)	(1,450)
Proceeds from sales of premises and equipment	-	950
Proceeds from sales of other real estate owned	233	442
Cash paid in excess of cash received in acquisition	(2,907)	-
Net Cash Used In Investing Activities	(62,211)	(17,116)

Cash Flows From Financing Activities
Net increase (decrease) in deposits	87,244	(15,881)
Net (decrease) increase in federal funds purchased and short-term borrowings	(16,200)	7,200
Proceeds from long-term borrowings	3,750	-
Repayment of long-term borrowings	(1,610)	(1,550)
Dividends paid	(2,498)	(2,435)
Net Cash Provided By (Used In) Financing Activities	70,686	(12,666)

Net Increase (Decrease) In Cash and Cash Equivalents	12,687	(18,762)
Cash and Cash Equivalents at the Beginning of the Period	18,111	37,272
Cash and Cash Equivalents at the End of the Period	$30,798	$18,510

Noncash Activities:
Loans transferred to foreclosed assets	$427	$81
Common stock issued in acquisition	$10,650	$-

Cash Paid During The Period:
Interest on deposits and borrowed funds	$6,169	$4,663
Income taxes	$8,400	$3,000

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations at June 30, 2017 and for the three and six months periods ended June 30, 2017 and 2016 are not necessarily indicative of the results expected for the full year or any other interim period. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and the valuation of investment securities.

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

Note 3. Merger Transaction

Effective at the close of business on June 16, 2017, First Guaranty completed its acquisition of 100% of the outstanding shares of Premier Bancshares, Inc., a Texas corporation ("Premier"), a single bank holding company headquartered in McKinney, Texas and its wholly owned subsidiary, Synergy Bank. This acquisition allows First Guaranty to expand our presence into the North Central Texas market area. Under terms of an agreement and plan of merger dated January 30, 2017, First Guaranty issued 0.119 of a share of its common stock for each share of Premier for a total of 397,988 shares at a price of $25.86 and paid $10.3 million in cash for an acquisition value of approximately $21.0 million. Based on the initial preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, the purchase price resulted in approximately $2.1 million in goodwill and $2.7 million in core deposit intangible, none of which is deductible for tax purposes.

The valuations of loans, premises and equipment and core deposit intangible and other assets acquired and liabilities assumed are still preliminary and subject to change. United States generally accepted accounting principles ("U.S. GAAP") provides up to twelve months following the date of acquisition in which management can finalize the fair values of acquired assets and assumed liabilities. Material events that occur during the measurement period will be analyzed to determine if the new information reflected facts and circumstances that existed on the acquisition date. The measurement period ends as soon as First Guaranty receives the information it was seeking about facts and circumstances that existed as of the acquisition date or learns more information is unobtainable. The measurement period is limited to one year from the acquisition date. Once management has finalized the fair values of acquired assets and assumed liabilities within this twelve month period, management considers such values to be the "Day One Fair Values."  Based on management's preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, the purchase price for the Premier acquisition is allocated in the table below.

(in thousands)	Premier Bancshares, Inc.

Cash and due from banks	$4,542
Federal funds sold	2,855
Securities available for sale	5,892
Loans	127,568
Premises and equipment	9,493
Goodwill	2,058
Intangible assets	3,809
Other real estate	221
Other assets	1,875
Total assets acquired	$158,313

Deposits	127,228
FHLB borrowings	9,700
Other liabilities	431
Total liabilities assumed	$137,359
Net assets acquired	$20,954

The fair value of net assets acquired includes fair value adjustments to certain receivables that were not considered impaired as of the acquisition date. The non-impaired loans excluded from the purchase credit impairment guidance were recorded at an estimated fair value of $123.7 million and had gross contractual amounts receivable of $122.9 million on the date of acquisition. Contractual cash flows not expected to be collected are estimated at $0.5 million.
The following pro forma information for the six months ended June 30, 2017 and June 30, 2016 reflects First Guaranty's estimated consolidated results of operations as if the acquisition of Premier occurred at January 1, 2016, unadjusted for potential cost savings.

(in thousands, except share data)	2017	2016

Net Interest Income	$27,876	$26,236
Noninterest Income	4,153	6,451
Noninterest Expense	21,928	19,438
Net Income	5,317	7,642

Earnings per common share	$0.66	$0.95

Note 4. Securities

A summary comparison of securities by type at June 30, 2017 and December 31, 2016 is shown below.

	June 30, 2017				December 31, 2016
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S Treasuries	$12,798	$-	$-	$12,798	$29,994	$-	$-	$29,994
U.S. Government Agencies	232,154	30	(3,602)	228,582	183,152	-	(4,820)	178,332
Corporate debt securities	107,964	1,200	(1,008)	108,156	132,448	1,624	(2,100)	131,972
Mutual funds or other equity securities	500	-	(4)	496	580	-	(7)	573
Municipal bonds	36,943	178	(75)	37,046	28,177	100	(320)	27,957
Collateralized mortgage obligations	1,397	8	-	1,405	-	-	-	-
Mortgage-backed securities	36,632	8	(388)	36,252	29,181	-	(536)	28,645
Total available-for-sale securities	$428,388	$1,424	$(5,077)	$424,735	$403,532	$1,724	$(7,783)	$397,473

Held-to-maturity:
U.S. Government Agencies	$18,168	$-	$(561)	$17,607	$18,167	$-	$(655)	$17,512
Mortgage-backed securities	77,735	7	(744)	76,998	83,696	-	(1,302)	82,394
Total held-to-maturity securities	$95,903	$7	$(1,305)	$94,605	$101,863	$-	$(1,957)	$99,906

The scheduled maturities of securities at June 30, 2017, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to call or prepayments. Mortgage-backed securities are not due at a single maturity because of amortization and potential prepayment of the underlying mortgages. For this reason they are presented separately in the maturity table below.

	June 30, 2017
(in thousands)	Amortized Cost	Fair Value
Available For Sale:
Due in one year or less	$22,511	$22,594
Due after one year through five years	71,257	71,500
Due after five years through 10 years	271,846	268,531
Over 10 years	24,745	24,453
Subtotal	390,359	387,078
Collateralized mortgage obligations	1,397	1,405
Mortgage-backed Securities	36,632	36,252
Total available-for-sale securities	$428,388	$424,735

Held to Maturity:
Due in one year or less	$-	$-
Due after one year through five years	4,998	4,967
Due after five years through 10 years	13,170	12,640
Over 10 years	-	-
Subtotal	18,168	17,607
Mortgage-backed Securities	77,735	76,998
Total held to maturity securities	$95,903	$94,605

At June 30, 2017, $391.9 million of First Guaranty's securities were pledged to secure public fund deposits and borrowings. The pledged securities had a market value of $390.6 million as of June 30, 2017.

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at June 30, 2017.

				At June 30, 2017
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	-	$-	$-	-	$-	$-	-	$-	$-
U.S. Government agencies	68	205,190	(3,602)	-	-	-	68	205,190	(3,602)
Corporate debt securities	104	35,210	(674)	19	5,425	(334)	123	40,635	(1,008)
Mutual funds or other equity securities	1	496	(4)	-	-	-	1	496	(4)
Municipal bonds	8	6,612	(75)	-	-	-	8	6,612	(75)
Collateralized mortgage obligations	-	-	-	-	-	-	-	-	-
Mortgage-backed securities	24	31,762	(388)	-	-	-	24	31,762	(388)
Total available-for-sale	205	$279,270	$(4,743)	19	$5,425	$(334)	224	$284,695	$(5,077)

Held to maturity:
U.S. Government agencies	10	17,607	(561)	-	-	-	10	17,607	(561)
Mortgage-backed securities	46	74,518	(744)	-	-	-	46	74,518	(744)
Total held to maturity	56	$92,125	$(1,305)	-	$-	$-	56	$92,125	$(1,305)

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

As of June 30, 2017, 280 of First Guaranty's debt securities had unrealized losses totaling 1.7% of the individual securities' amortized cost basis and 1.2% of First Guaranty's total amortized cost basis of the investment securities portfolio. 19 of the 280 securities had been in a continuous loss position for over 12 months at such date. The 19 securities had an aggregate amortized cost basis of $5.8 million and an unrealized loss of $0.3 million at June 30, 2017. Management has the intent and ability to hold these debt securities until maturity or until anticipated recovery.

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

Investment securities issued by the U.S. Government and Government sponsored enterprises with unrealized losses and the amount of unrealized losses on those investment securities that are the result of changes in market interest rates will not be other-than-temporarily impaired. First Guaranty has the ability and intent to hold these securities until recovery, which may not be until maturity.

Corporate debt securities in a loss position consist primarily of corporate bonds issued by businesses in the financial, insurance, utility, manufacturing, industrial, consumer products and oil and gas industries. Two securities with an other-than-temporary impairment loss were held at June 30, 2017. First Guaranty believes that the remaining issuers will be able to fulfill the obligations of these securities based on evaluations described above. First Guaranty has the ability and intent to hold these securities until they recover, which could be at their maturity dates.

There were no other-than-temporary impairment losses recognized on securities during the six months ended June 30, 2017 and 2016.

The following table presents a roll-forward of the amount of credit losses on debt securities held by First Guaranty for which a portion of OTTI was recognized in other comprehensive income for the six months ended June 30, 2017 and 2016:

(in thousands)	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Beginning balance of credit losses at end of prior year	$60	$175
Other-than-temporary impairment credit losses on securities not previously OTTI	-	-
Increases for additional credit losses on securities previously determined to be OTTI	-	-
Reduction for increases in cash flows	-	-
Reduction due to credit impaired securities sold or fully settled	-	-
Ending balance of cumulative credit losses recognized in earnings at end of period	$60	$175

In the first six months of 2017 there were no other-than-temporary impairment credit losses on securities for which we had previously recognized OTTI. For securities that have indications of credit related impairment, management analyzes future expected cash flows to determine if any credit related impairment is evident. Estimated cash flows are determined using management's best estimate of future cash flows based on specific assumptions. The assumptions used to determine the cash flows were based on estimates of loss severity and credit default probabilities. Management reviews reports from credit rating agencies and public filings of issuers.

At June 30, 2017, First Guaranty's exposure to bond issuers that exceeded 10% of shareholders' equity is below:

	At June 30, 2017
(in thousands)	Amortized Cost	Fair Value
Federal Home Loan Bank (FHLB)	$51,391	$50,531
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	59,319	58,940
Federal National Mortgage Association (Fannie Mae-FNMA)	102,334	100,395
Federal Farm Credit Bank (FFCB)	153,042	150,979
Total	$366,086	$360,845

Note 5. Loans

The following table summarizes the components of First Guaranty's loan portfolio as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$83,158	7.4%	$84,239	8.9%
Farmland	23,710	2.1%	21,138	2.2%
1- 4 Family	160,928	14.4%	135,211	14.2%
Multifamily	15,195	1.4%	12,450	1.3%
Non-farm non-residential	509,776	45.6%	417,014	43.9%
Total Real Estate	792,767	70.9%	670,052	70.5%
Non-Real Estate:
Agricultural	28,673	2.6%	23,783	2.5%
Commercial and industrial	222,021	19.9%	193,969	20.4%
Consumer and other	73,431	6.6%	63,011	6.6%
Total Non-Real Estate	324,125	29.1%	280,763	29.5%
Total loans before unearned income	1,116,892	100.0%	950,815	100.0%
Unearned income	(2,108)		(1,894)
Total loans net of unearned income	$1,114,784		$948,921

The following table summarizes fixed and floating rate loans by contractual maturity, excluding nonaccrual loans, as of June 30, 2017 and December 31, 2016 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	June 30, 2017			December 31, 2016
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$93,821	$53,798	$147,619	$97,713	$51,965	$149,678
More Than One to five years	405,594	218,904	624,498	352,000	206,676	558,676
More Than Five to 15 years	126,686	56,626	183,312	115,691	46,116	161,807
Over 15 years	72,863	69,508	142,371	53,150	5,830	58,980
Subtotal	$698,964	$398,836	1,097,800	$618,554	$310,587	929,141
Nonaccrual loans			19,092			21,674
Total loans before unearned income			1,116,892			950,815
Unearned income			(2,108)			(1,894)
Total loans net of unearned income			$1,114,784			$948,921

As of June 30, 2017, $93.3 million of floating rate loans were at their interest rate floor. At December 31, 2016, $127.7 million of floating rate loans were at the floor rate. Nonaccrual loans have been excluded from these totals.

The following tables present the age analysis of past due loans, including loans acquired with deteriorated credit quality, at June 30, 2017 and December 31, 2016:

	As of June 30, 2017
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$167	$386	$553	$82,605	$83,158	$-
Farmland	191	94	285	23,425	23,710	-
1 - 4 family	1,721	2,326	4,047	156,881	160,928	58
Multifamily	-	4,975	4,975	10,220	15,195	-
Non-farm non-residential	6,862	1,927	8,789	500,987	509,776	-
Total Real Estate	8,941	9,708	18,649	774,118	792,767	58
Non-Real Estate:
Agricultural	340	1,372	1,712	26,961	28,673	-
Commercial and industrial	263	8,031	8,294	213,727	222,021	-
Consumer and other	932	1,057	1,989	71,442	73,431	1,018
Total Non-Real Estate	1,535	10,460	11,995	312,130	324,125	1,018
Total loans before unearned income	$10,476	$20,168	$30,644	$1,086,248	$1,116,892	$1,076
Unearned income					(2,108)
Total loans net of unearned income					$1,114,784

	As of December 31, 2016
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$173	$585	$758	$83,481	$84,239	$34
Farmland	234	105	339	20,799	21,138	-
1 - 4 family	1,108	2,387	3,495	131,716	135,211	145
Multifamily	-	5,014	5,014	7,436	12,450	-
Non-farm non-residential	1,618	2,753	4,371	412,643	417,014	-
Total Real Estate	3,133	10,844	13,977	656,075	670,052	179
Non-Real Estate:
Agricultural	64	1,958	2,022	21,761	23,783	-
Commercial and industrial	552	8,070	8,622	185,347	193,969	-
Consumer and other	182	981	1,163	61,848	63,011	-
Total Non-Real Estate	798	11,009	11,807	268,956	280,763	-
Total loans before unearned income	$3,931	$21,853	$25,784	$925,031	$950,815	$179
Unearned income					(1,894)
Total loans net of unearned income					$948,921

The tables above include $19.1 million and $21.7 million of nonaccrual loans at June 30, 2017 and December 31, 2016, respectively. See the tables below for more detail on nonaccrual loans.

The following is a summary of nonaccrual loans by class at the dates indicated:

(in thousands)	As of June 30, 2017	As of December 31, 2016
Real Estate:
Construction & land development	$386	$551
Farmland	94	105
1 - 4 family	2,268	2,242
Multifamily	4,975	5,014
Non-farm non-residential	1,927	2,753
Total Real Estate	9,650	10,665
Non-Real Estate:
Agricultural	1,372	1,958
Commercial and industrial	8,031	8,070
Consumer and other	39	981
Total Non-Real Estate	9,442	11,009
Total Nonaccrual Loans	$19,092	$21,674

The following table identifies the credit exposure of the loan portfolio, including loans acquired with deteriorated credit quality, by specific credit ratings as of the dates indicated:

	As of June 30, 2017					As of December 31, 2016
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Construction & land development	$78,248	$1,415	$3,495	$-	$83,158	$79,069	$1,162	$4,008	$-	$84,239
Farmland	23,039	565	106	-	23,710	20,652	381	105	-	21,138
1 - 4 family	148,794	5,059	7,075	-	160,928	123,191	5,460	6,560	-	135,211
Multifamily	7,720	464	7,011	-	15,195	4,268	1,132	7,050	-	12,450
Non-farm non-residential	484,997	5,267	19,512	-	509,776	392,355	6,406	18,253	-	417,014
Total Real Estate	742,798	12,770	37,199	-	792,767	619,535	14,541	35,976	-	670,052
Non-Real Estate:
Agricultural	26,738	548	1,387	-	28,673	20,890	920	1,973	-	23,783
Commercial and industrial	206,354	3,506	4,431	7,730	222,021	182,381	850	3,008	7,730	193,969
Consumer and other	72,264	1,092	75	-	73,431	60,582	1,394	1,035	-	63,011
Total Non-Real Estate	305,356	5,146	5,893	7,730	324,125	263,853	3,164	6,016	7,730	280,763
Total loans before unearned income	$1,048,154	$17,916	$43,092	$7,730	$1,116,892	$883,388	$17,705	$41,992	$7,730	$950,815
Unearned income					(2,108)					(1,894)
Total loans net of unearned income					$1,114,784					$948,921

Purchased Impaired Loans

As part of the acquisition of Premier Bancshares, Inc. on June 16, 2017, First Guaranty purchased credit impaired loans for which there was, at acquisition, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows at June 30, 2017.

(in thousands)	As of June 30, 2017
Real Estate:
Construction & land development	$1,284
Farmland	53
1 - 4 family	256
Multifamily	-
Non-farm non-residential	1,625
Total Real Estate	3,218
Non-Real Estate:
Agricultural	-
Commercial and industrial	678
Consumer and other	-
Total Non-Real Estate	678
Total Carrying Amount	$3,896
Contractual principal balance	$5,433
Carrying amount, net of allowance	$3,896

For those purchased loans disclosed above, First Guaranty did not increase the allowance for loan losses for the six months ended June 30, 2017.

For those purchased loans disclosed above, where First Guaranty can reasonably estimate the cash flows expected to be collected on the loans, a portion of the purchase discount is allocated to an accretable yield adjustment based upon the present value of the future estimated cash flows versus the current carrying value of the loan and the accretable yield portion is being recognized as interest income over the remaining life of the loan.

Where First Guaranty cannot reasonably estimate the cash flows expected to be collected on the loans, it has decided to account for those loans using the cost recovery method of income recognition.  As such, no portion of a purchase discount adjustment has been determined to meet the definition of an accretable yield adjustment on those loans accounted for using the cost recovery method.  If, in the future, cash flows from the borrower(s) can be reasonably estimated, a portion of the purchase discount would be allocated to an accretable yield adjustment based upon the present value of the future estimated cash flows versus the current carrying value of the loan and the accretable yield portion would be recognized as interest income over the remaining life of the loan.  Until such accretable yield can be calculated, under the cost recovery method of income recognition, all payments will be used to reduce the carrying value of the loan and no income will be recognized on the loan until the carrying value is reduced to zero.  Any loan accounted for under the cost recovery method is also still included as a non-accrual loan in the amounts presented in the table below.

The accretable yield, or income expected to be collected, on the purchased loans above is as follows at June 30, 2017.

(in thousands)	June 30, 2017
Balance, beginning of period	$-
Acquisition accretable yield	1,261
Accretion	(13)
Net transfers from nonaccretable difference to accretable yield	-
Balance, end of period	$1,248

The contractually required payments of purchased impaired loans totaled $7.4 million, while the cash flow expected to be collected at acquisition totaled $5.2 million, and the fair value of the acquired loans totaled $3.9 million.

Note 6. Allowance for Loan Losses

A summary of changes in the allowance for loan losses, by portfolio type, for the six months ended June 30, 2017 and 2016 are as follows:

	For the Six Months Ended June 30,
	2017					2016
(in thousands)	Beginning Allowance (12/31/2016)	Charge-offs	Recoveries	Provision	Ending Allowance (6/30/2017)	Beginning Allowance (12/31/2015)	Charge-offs	Recoveries	Provision	Ending Allowance (6/30/2016)
Real Estate:
Construction & land development	$1,232	$-	$1	$(307)	$926	$962	$-	$2	$216	$1,180
Farmland	19	-	-	(13)	6	54	-	-	(36)	18
1 - 4 family	1,204	(1)	25	(190)	1,038	1,771	(89)	17	(761)	938
Multifamily	591	-	20	(235)	376	557	-	375	(654)	278
Non-farm non-residential	3,451	(653)	7	652	3,457	3,298	(811)	-	135	2,622
Total real estate	6,497	(654)	53	(93)	5,803	6,642	(900)	394	(1,100)	5,036
Non-Real Estate:
Agricultural	74	(33)	8	33	82	16	(12)	10	(4)	10
Commercial and industrial	3,543	(88)	12	1,730	5,197	2,527	(493)	9	1,287	3,330
Consumer and other	972	(997)	150	371	496	230	(384)	82	1,553	1,481
Unallocated	28	-	-	(28)	-	-	-	-	-	-
Total Non-Real Estate	4,617	(1,118)	170	2,106	5,775	2,773	(889)	101	2,836	4,821
Total	$11,114	$(1,772)	$223	$2,013	$11,578	$9,415	$(1,789)	$495	$1,736	$9,857

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio. The result is an allocation of the loan loss reserve from one category to another.

A summary of the allowance and loans, including loans acquired with deteriorated credit quality, individually and collectively evaluated for impairment are as follows:

	As of June 30, 2017
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$-	$926	$926	$352	$82,806	$83,158
Farmland	-	6	6	-	23,710	23,710
1 - 4 family	-	1,038	1,038	716	160,212	160,928
Multifamily	-	376	376	4,975	10,220	15,195
Non-farm non-residential	857	2,600	3,457	10,280	499,496	509,776
Total Real Estate	857	4,946	5,803	16,323	776,444	792,767
Non-Real Estate:
Agricultural	3	79	82	1,143	27,530	28,673
Commercial and industrial	3,846	1,351	5,197	9,176	212,845	222,021
Consumer and other	-	496	496	-	73,431	73,431
Unallocated	-	-	-	-	-	-
Total Non-Real Estate	3,849	1,926	5,775	10,319	313,806	324,125
Total	$4,706	$6,872	$11,578	$26,642	$1,090,250	$1,116,892
Unearned Income						(2,108)
Total loans net of unearned income						$1,114,784

	As of December 31, 2016
(in thousands)	Allowance Individually Evaluated For Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated For Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$-	$1,232	$1,232	$361	$83,878	$84,239
Farmland	-	19	19	-	21,138	21,138
1 - 4 family	8	1,196	1,204	1,130	134,081	135,211
Multifamily	164	427	591	5,014	7,436	12,450
Non-farm non-residential	247	3,204	3,451	10,803	406,211	417,014
Total Real Estate	419	6,078	6,497	17,308	652,744	670,052
Non-Real Estate:
Agricultural	11	63	74	1,614	22,169	23,783
Commercial and industrial	2,375	1,168	3,543	8,965	185,004	193,969
Consumer and other	193	779	972	924	62,087	63,011
Unallocated	-	28	28	-	-	-
Total Non-Real Estate	2,579	2,038	4,617	11,503	269,260	280,763
Total	$2,998	$8,116	$11,114	$28,811	$922,004	$950,815
Unearned Income						(1,894)
Total loans net of unearned income						$948,921

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

The following is a summary of impaired loans, excluding loans acquired with deteriorated credit quality, by class as of the date indicated:

	As of June 30, 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$352	$823	$-	$358	$-	$-
Farmland	-	-	-	-	-	-
1 - 4 family	716	758	-	712	12	16
Multifamily	4,975	5,388	-	5,002	-	-
Non-farm non-residential	5,916	5,916	-	6,198	124	128
Total Real Estate	11,959	12,885	-	12,270	136	144
Non-Real Estate:
Agricultural	866	1,151	-	925	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	866	1,151	-	925	-	-
Total Impaired Loans with no related allowance	12,825	14,036	-	13,195	136	144

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	-	-	-	-	-	-
Farmland	-	-	-	-	-	-
1 - 4 family	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-
Non-farm non-residential	4,364	4,871	857	4,762	91	94
Total Real Estate	4,364	4,871	857	4,762	91	94
Non-Real Estate:
Agricultural	277	377	3	277	-	-
Commercial and industrial	9,176	9,337	3,846	9,192	34	30
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	9,453	9,714	3,849	9,469	34	30
Total Impaired Loans with an allowance recorded	13,817	14,585	4,706	14,231	125	124

Total Impaired Loans	$26,642	$28,621	$4,706	$27,426	$261	$268

The following is a summary of impaired loans, excluding loans acquired with deteriorated credit quality, by class as of the date indicated:

	As of December 31, 2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$361	$823	$-	$363	$-	$-
Farmland	-	-	-	-	-	-
1 - 4 family	863	1,196	-	1,044	49	48
Multifamily	-	-	-	-	-	-
Non-farm non-residential	8,501	9,430	-	8,949	196	175
Total Real Estate	9,725	11,449	-	10,356	245	223
Non-Real Estate:
Agricultural	1,603	1,742	-	1,377	30	-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	686	685	-	724	18	12
Total Non-Real Estate	2,289	2,427	-	2,101	48	12
Total Impaired Loans with no related allowance	12,014	13,876	-	12,457	293	235

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	-	-	-	-	-	-
Farmland	-	-	-	-	-	-
1 - 4 family	267	303	8	279	-	-
Multifamily	5,014	5,305	164	5,169	-	-
Non-farm non-residential	2,302	2,296	247	2,334	119	113
Total Real Estate	7,583	7,904	419	7,782	119	113
Non-Real Estate:
Agricultural	11	11	11	11	-	-
Commercial and industrial	8,965	9,117	2,375	9,379	72	72
Consumer and other	238	244	193	289	8	7
Total Non-Real Estate	9,214	9,372	2,579	9,679	80	79
Total Impaired Loans with an allowance recorded	16,797	17,276	2,998	17,461	199	192

Total Impaired Loans	$28,811	$31,152	$2,998	$29,918	$492	$427

Troubled Debt Restructurings

A troubled debt restructuring ("TDR") is considered such if the lender for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. The modifications to First Guaranty's TDRs were concessions on either the interest rate charged or the amortization. The effect of the modifications to First Guaranty was a reduction in interest income. These loans have an allocated reserve in First Guaranty's allowance for loan losses. First Guaranty has not restructured any loans that are considered troubled debt restructurings in the six months ended June 30, 2017.

The following table identifies the troubled debt restructurings as of June 30, 2017 and December 31, 2016:

	June 30, 2017				December 31, 2016
	Accruing Loans				Accruing Loans
(in thousands)	Current	30-89 Days Past Due	Nonaccrual	Total TDRs	Current	30-89 Days Past Due	Nonaccrual	Total TDRs
Real Estate:
Construction & land development	$-	$-	$352	$352	$-	$-	$361	$361
Farmland	-	-	-	-	-	-	-	-
1-4 Family	-	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-	-
Non-farm non residential	2,138	-	105	2,243	2,987	-	100	3,087
Total Real Estate	2,138	-	457	2,595	2,987	-	461	3,448
Non-Real Estate:
Agricultural	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-	-	-
Total	$2,138	$-	$457	$2,595	$2,987	$-	$461	$3,448

The following table discloses TDR activity for the six months ended June 30, 2017.

	Troubled Debt Restructured Loans Activity Six Months Ended June 30, 2017
(in thousands)	Beginning balance December 31, 2016	New TDRs	Charge-offs post-modification	Transferred to ORE	Paydowns	Construction to permanent financing	Restructured to market terms	Other adjustments	Ending balance June 30, 2017
Real Estate:
Construction & land development	$361	$-	$-	$-	$(9)	$-	$-	$-	$352
Farmland	-	-	-	-	-	-	-	-	-
1 - 4 family	-	-	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-	-	-
Non-farm non-residential	3,087	-	-	-	(849)	-	-	5	2,243
Total Real Estate	3,448	-	-	-	(858)	-	-	5	2,595
Non-Real Estate:
Agricultural	-	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-	-	-	-
Total	$3,448	$-	$-	$-	$(858)	$-	$-	5	$2,595

There were no commitments to lend additional funds to debtors whose terms have been modified in a troubled debt restructuring at June 30, 2017.

Note 7. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to impairment testing. Other intangible assets continue to be amortized over their useful lives. First Guaranty's goodwill is the difference in purchase price over the fair value of net assets acquired from its acquisition of Homestead Bancorp in 2007 and Premier Bancshares, Inc. in 2017. Goodwill totaled $4.1 million at June 30, 2017 and  $2.0 million at December 31, 2016. No impairment charges have been recognized on First Guaranty's intangible assets. Loan servicing assets increased $1.1 million to $1.2 million at June 30, 2017 compared to December 31, 2016. Other intangible assets recorded include core deposit intangibles, which are subject to amortization. The weighted-average amortization period remaining for First Guaranty's core deposit intangibles is 9.9 years at June 30, 2017. The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions. The goodwill and other intangibles arising from the Premier acquisition are estimates and are subject to change.

Note 8. Other Real Estate (ORE)

Other real estate owned consists of the following at the dates indicated:

(in thousands)	June 30, 2017	December 31, 2016
Real Estate Owned Acquired by Foreclosure:
Residential	$146	$71
Construction & land development	319	-
Non-farm non-residential	269	288
Total Other Real Estate Owned and Foreclosed Property	$734	$359

Loans secured by one-to-four family residential properties in the process of foreclosure totaled $0.2 million as of June 30, 2017.

Note 9. Commitments and Contingencies

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

Below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at June 30, 2017 and December 31, 2016:

Contract Amount

(in thousands)	June 30, 2017	December 31, 2016
Commitments to Extend Credit	$65,011	$56,910
Unfunded Commitments under lines of credit	$116,810	$128,428
Commercial and Standby letters of credit	$7,795	$6,602

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

While the final outcome of legal proceedings is inherently uncertain, based on information currently available as of June 30, 2017, any incremental liability arising from First Guaranty's legal proceedings will not have a material adverse effect on First Guaranty's financial position.

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified within Level 3 in First Guaranty's portfolio as of June 30, 2017 include municipal bonds and an equity security.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	June 30, 2017	December 31, 2016
Available for Sale Securities Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$13,294	$30,487
Level 2: Significant Other Observable Inputs	383,137	347,586
Level 3: Significant Unobservable Inputs	28,304	19,400
Securities available for sale measured at fair value	$424,735	$397,473

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

The change in Level 1 securities available for sale from December 31, 2016 to June 30, 2017 was due principally to a net decrease in Treasury bills of $17.2 million. The change in Level 2 securities available for sale from December 31, 2016 to June 30, 2017 was due principally to the purchase of government agency securities partially offset by the sale of corporate bond securities. The change in Level 3 securities available for sale from December 31, 2016 to June 30, 2017 was due principally to the purchase of $11.8 million in municipal securities partially offset by the paydown of $2.8 million in municipal securities.

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of June 30, 2017 and December 31, 2016, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At June 30, 2017	At December 31, 2016
Impaired Loans - Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$-	$-
Level 2: Significant Other Observable Inputs	-	259
Level 3: Significant Unobservable Inputs	18,505	18,559
Impaired loans measured at fair value	$18,505	$18,818

Other Real Estate Owned - Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$-	$-
Level 2: Significant Other Observable Inputs	618	226
Level 3: Significant Unobservable Inputs	116	133
Other real estate owned measured at fair value	$734	$359

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

Other Unrecognized Financial Instruments.

The fair value of commitments to extend credit is estimated using the fees charged to enter into similar legally binding agreements, taking into account the remaining terms of the agreements and customers' credit ratings. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. Noninterest-bearing deposits are held at cost. The fair values of letters of credit are based on fees charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At June 30, 2017 and December 31, 2016 the fair value of guarantees under commercial and standby letters of credit was not material.

The estimated fair values and carrying values of the financial instruments at June 30, 2017 and December 31, 2016 are presented in the following table:

	June 30, 2017		December 31, 2016
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Cash and cash equivalents	$30,798	$30,798	$18,111	$18,111
Securities, available for sale	424,735	424,735	397,473	397,473
Securities, held to maturity	95,903	94,605	101,863	99,906
Federal Home Loan Bank stock	2,336	2,336	1,816	1,816
Loans, net	1,104,861	1,098,496	937,807	937,495
Accrued interest receivable	7,257	7,257	7,039	7,039

Liabilities
Deposits	$1,540,651	$1,541,896	$1,326,181	$1,325,972
Borrowings	24,242	24,264	28,600	28,625
Junior subordinated debentures	14,647	14,032	14,630	13,909
Accrued interest payable	2,065	2,065	1,931	1,931

There is no material difference between the contract amount and the estimated fair value of off-balance sheet items that are primarily comprised of short-term unfunded loan commitments that are generally at market prices.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of First Guaranty's financial condition and results of operations is intended to highlight the significant factors affecting First Guaranty's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data at June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly First Guaranty's financial position and results of operations for such periods.

Special Note Regarding Forward-Looking Statements

Congress passed the Private Securities Litigation Act of 1995 in an effort to encourage corporations to provide information about a company's anticipated future financial performance. This act provides a safe harbor for such disclosure, which protects us from unwarranted litigation, if actual results are different from management expectations. This discussion and analysis contains forward-looking statements and reflects management's current views and estimates of future economic circumstances, industry conditions, company performance and financial results. The words "may," "should," "expect," "anticipate," "intend," "plan," "continue," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a number of factors and uncertainties, including, changes in general economic conditions, either nationally or in our market areas, that are worse than expected; competition among depository and other financial institutions; inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments; adverse changes in the securities markets; changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements; our ability to enter new markets successfully and capitalize on growth opportunities; our ability to successfully integrate acquired entities ; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board; changes in our organization, compensation and benefit plans; changes in our financial condition or results of operations that reduce capital available to pay dividends; and changes in the financial condition or future prospects of issuers of securities that we own, which could cause our actual results and experience to differ from the anticipated results and expectations, expressed in such forward-looking statements.

Second Quarter and Six Months Ended June 30, 2017 Financial Overview

First Guaranty Bancshares, Inc. is a Louisiana corporation and a bank holding company headquartered in Hammond, Louisiana. First Guaranty Bank, the wholly-owned subsidiary of First Guaranty Bancshares, Inc., is a Louisiana chartered commercial bank that provides personalized commercial banking services primarily to Louisiana and Texas customers through 26 banking facilities primary located throughout Southeast, Southwest and North Louisiana and in North Central Texas. We emphasize personal relationships and localized decision making to ensure that products and services are matched to customer needs. First Guaranty competes for business principally on the basis of personal service to customers, customer access to officers and directors and competitive interest rates and fees.

Financial highlights for the second quarter and six months ended June 30, 2017 and 2016 are as follows:

●
First Guaranty completed its merger with Premier and its wholly owned subsidiary, Synergy Bank, on June 16, 2017. First Guaranty acquired an estimated total of $158.3 million in assets and assumed an estimated $137.4 million in liabilities. First Guaranty issued 397,988 shares at a price of $25.86 and paid $10.3 million in cash to Premier shareholders. Total consideration was $21.0 million. First Guaranty acquired an estimated total of $127.6 million in loans, securities of $5.9 million, cash and due from banks of $4.5 million, Fed funds sold of $2.9 million, premises of $9.5 million, other real estate owned of $0.2 million and other assets that totaled $1.9 million. Intangibles recorded from the transaction were an estimated total of $4.8 million, including estimated goodwill of $2.1 million. Total assumed liabilities included estimated deposits of $127.2 million, an estimated FHLB advance of $9.7 million and other liabilities of $0.4 million.

●
Total assets were $1.7 billion at June 30, 2017 and $1.5 billion at December 31, 2016. Total loans were $1.1 billion at June 30, 2017, an increase of $165.9 million, or 17.5%, compared with December 31, 2016, with most of total growth attributed to the Premier acquisition. Total deposits were $1.5 billion at June 30, 2017, an increase of $0.2 billion compared to $1.3 billion at December 31, 2016. Shareholders' equity was $140.3 million and $124.3 million at June 30, 2017 and December 31, 2016, respectively.

●
Net income for the second quarter of 2017 and 2016 was $2.9 million and $4.4 million, respectively. Net income for the six months ended June 30, 2017 was $6.2 million compared to $7.6 million for the six months ended June 30, 2016. A decrease in gains on securities sales of $1.8 million and $1.7 million for the three and six months ended June 30, 2017 from the prior year was a major factor in the decreases.

●
Earnings per common share were $0.38 and $0.58 for the second quarter of 2017 and 2016, respectively and $0.81 and $0.99 for the six months ended June 30, 2017 and 2016, respectively.  Total shares outstanding were 8,007,182 at June 30, 2017 compared to 7,609,194 at June 30, 2016.  The change in shares was due to First Guaranty's acquisition of Premier in June 2017.

●
Net interest income for the second quarter of 2017 was $12.8 million compared to $12.2 million for the same period in 2016. Net interest income for the six months ended June 30, 2017 was $25.5 million compared to $24.1 million for the same period in 2016.

●
The provision for loan losses for the second quarter of 2017 was $1.3 million compared to $0.9 million for the same period in 2016. The provision for loan losses for the six months ended June 30, 2017 was $2.0 million compared to $1.7 million for the same period in 2016.

●
Noninterest expense for the second quarter of 2017 and 2016 was $9.0 million and $8.3 million, respectively. Noninterest expense for the six months ended June 30, 2017 was $18.0 million compared to $16.4 million for the same period in 2016. The increase in the second quarter of 2017 as compared to the prior year period included non-recurring expenses consisting of $283,000 in pre-tax expenses related to the acquisition/merger with Premier. Expenses related to the aforementioned merger for the six months ended June 30, 2017 totaled $574,000 pre-tax.

●
The net interest margin for the three months ended June 30, 2017 was 3.33% which was a decrease of ten basis points from the net interest margin of 3.43% for the same period in 2016. The net interest margin for the first six months of 2017 was 3.34% which was a decrease of three basis points from the net interest margin of 3.37% for the first six months of 2016. First Guaranty attributed the decrease in the net interest margin to a rise in interest expense associated with deposits. Loans as a percentage of average interest earning assets increased to 64.4% at June 30, 2017 compared to 59.0% at June 30, 2016.

●
Investment securities totaled $520.6 million at June 30, 2017, an increase of $21.3 million when compared to $499.3 million at December 31, 2016. At June 30, 2017, available for sale securities, at fair value, totaled $424.7 million, an increase of $27.3 million when compared to $397.5 million at December 31, 2016. At June 30, 2017, held to maturity securities, at amortized cost, totaled $95.9 million, a decrease of $6.0 million when compared to $101.9 million at December 31, 2016.

●
Total loans net of unearned income were $1.1 billion at June 30, 2017 compared to $948.9 million at December 31, 2016. The net loan portfolio at June 30, 2017 totaled $1.1 billion, a net increase of $165.4 million from the December 31, 2016 net loan portfolio balance of $937.8 million. Total loans net of unearned income are reduced by the allowance for loan losses which totaled $11.6 million at June 30, 2017 and $11.1 million at December 31, 2016.

●
Total impaired loans decreased $2.2 million to $26.6 million at June 30, 2017 compared to $28.8 million at December 31, 2016. Impaired loans decreased $2.4 million during the second quarter of 2017 from $29.0 million at March 31, 2017.

●
Nonaccrual loans decreased $2.6 million to $19.1 million at June 30, 2017 compared to $21.7 million at December 31, 2016. Nonaccrual loans decreased $1.9 million during the second quarter of 2017 from $21.0 million at March 31, 2017.

●
Return on average assets for the three months ended June 30, 2017 and 2016 was 0.74% and 1.21%, respectively. Return on average assets for the six months ended June 30, 2017 and 2016 was 0.79% and 1.03%, respectively. Return on average common equity for the three months ended June 30, 2017 and 2016 was 8.98% and 14.14%, respectively. Return on average common equity for the six months ended June 30, 2017 and 2016 was 9.70% and 12.33%, respectively. Return on average assets is calculated by dividing annualized net income before preferred dividends by average assets.  Return on average common equity is calculated by dividing net income available to common shareholders by average common equity.

●
Book value per common share was $17.52 as of June 30, 2017 compared to $16.74 as of June 30, 2016. The increase in book value was due primarily to the issuance of 397,988 shares related to the acquisition of Premier, the changes in accumulated other comprehensive income/loss ("AOCI") and an increase in retained earnings. AOCI is comprised of unrealized gains and losses on available for sale securities.

●
First Guaranty's Board of Directors declared cash dividends of $0.16 per common share in the second quarter of 2017 and 2016, respectively. First Guaranty has paid 96 consecutive quarterly dividends as of June 30, 2017.

Financial Condition

Changes in Financial Condition from December 31, 2016 to June 30, 2017

First Guaranty completed the acquisition of Premier Bancshares, Inc. and its wholly owned subsidiary Synergy Bank, S.S.B. on June 16, 2017. This acquisition added five branches, an estimated $127.2 million in deposits, and an estimated $127.6 million in loans to First Guaranty's balance sheet. The results of operations since the date of acquisition reflect the impact of the transaction.

General

Total assets at June 30, 2017 were $1.7 billion, an increase of $224.0 million, or 14.9%, from December 31, 2016. Assets increased primarily due to increases in net loans of $165.4 million, investment securities of $21.3 million, cash and cash equivalents of $12.7 million and net premises and equipment of $12.4 million during the six months ended June 30, 2017.

Loans

Net loans increased $165.4 million, or 17.6%, to $1.1 billion at June 30, 2017 from $937.8 million at December 31, 2016. The acquisition of Premier contributed $125.4 million in new loans while First Guaranty's legacy portfolio grew by $40.0 million. Acquired loans from Premier included $60.8 million in non-farm non-residential loans, $19.5 million in construction and land development loans, $19.8 million in one-to four-family residential loans, $13.0 million in commercial and industrial loans,  $7.8 million in consumer and other loans, $3.5 million in multifamily loans, and $1.0 million in farmland loans at June 30, 2017. Included in the $7.8 million of consumer and other loans acquired from the Premier acquisition, were $7.4 million in government guaranteed student loans. First Guaranty subsequently entered into a sale agreement in the third quarter of 2017 and sold these loans.

Total net loans increased during the first six months of 2017 primarily due to a $92.8 million increase in non-farm non-residential loans, a $28.1 million increase in commercial and industrial loans, a $25.7 million increase in one-to-four family residential loans, a $10.4 million increase in consumer and other loans, a $4.9 million increase in agricultural loans, a $2.7 million increase in multifamily loans and a $2.6 million increase in farmland loans, partially offset by a decrease of $1.1 million in construction and land development loans. Non-farm non-residential loan balances increased primarily due to local originations and the acquisition of loans from Premier. Commercial and industrial loans increased primarily due to acquired loans from Premier and due to growth in First Guaranty's legacy portfolio and syndicated loan portfolio. One-to four-family residential loans increased primarily due to the continued growth in local loan originations and acquired loans. Consumer and other loans increased due to the continued growth in our commercial lease originations and acquired loans. Agricultural loans increased primarily due to seasonal activity. Multifamily loans increased primarily due to acquired loans from Premier. Farmland loans increased due to seasonal fundings on agricultural loan commitments. Construction and land development loans decreased primarily due to payoffs and the conversion of interim construction loans to permanent financing in First Guaranty's legacy portfolio. Partially offsetting this decrease, were the addition of loans acquired from Premier. First Guaranty had approximately 2.6% of funded and 0.5% of unfunded commitments in our loan portfolio to businesses engaged in support or service activities for oil and gas operations. The balances in this portfolio were not materially changed by the Premier acquisition. Syndicated loans at June 30, 2017 were $89.2 million, all of which were shared national credits. Syndicated loans increased $6.4 million from $82.8 million at December 31, 2016.

As of June 30, 2017, 70.9% of our loan portfolio was secured primarily by real estate. There are no significant concentrations of credit to any individual borrower. The largest portion of our loan portfolio, at 45.6% as of June 30, 2017, was non-farm non-residential loans secured by real estate. Approximately 36.3% of the loan portfolio is based on a floating rate tied to the prime rate or LIBOR as of June 30, 2017. 70.3% of the loan portfolio is scheduled to mature within five years from June 30, 2017.

First Guaranty acquired in the Premier acquisition a portfolio of loans comprised of loans guaranteed principally by the U.S. Small Business Administration ("SBA") or by the U.S. Department of Agriculture ("USDA") and the unguaranteed portion of SBA and USDA loans for which the guaranteed portion had been sold into the secondary market. At June 30, 2017, First Guaranty's balance of SBA and USDA loans was $36.7 million of which $12.1 million retained the government guarantee and $24.6 million was the unguaranteed residual balance. At June 30, 2017, First Guaranty also serviced 70 loans that totaled $52.9 million. First Guaranty receives servicing fee income on this portfolio.

Net loans are reduced by the allowance for loan losses which totaled $11.6 million at June 30, 2017 and $11.1 million at December 31, 2016. Loan charge-offs were $1.8 million during the first six months of 2017 and 2016. Recoveries totaled $0.2 million during the first six months of 2017 and $0.5 million during the same period in 2016. See Note 4 of the Notes to Consolidated Financial Statements for more information on loans and Note 5 for information on the allowance for loan losses.

Investment Securities

Investment securities at June 30, 2017 totaled $520.6 million, an increase of $21.3 million compared to $499.3 million at December 31, 2016. The increase was primarily attributed to purchases of U.S. government agencies used to collateralize public funds deposits. The investment portfolio consisted of available-for-sale securities at fair market value for a total of $424.7 million at June 30, 2017 and held-to-maturity securities at amortized cost of $95.9 million at June 30, 2017.

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

Our available-for-sale securities portfolio totaled $424.7 million at June 30, 2017, an increase of $27.3 million, or 6.9%, compared to $397.5 million at December 31, 2016. The increase was primarily due to purchases of U.S. Government agency securities used to collateralize public funds deposits. Partially offsetting this increase was the sale of $26.2 million in corporate securities and $82.6 million of U.S. government agency and U.S. Treasury securities in the first six months of 2017.Acquired securities from Premier totaled $5.9 million and included $4.5 million in mortgage backed securities and $1.4 million in collateralized mortgage obligations.

Our held-to-maturity securities portfolio had an amortized cost of $95.9 million at June 30, 2017, a decrease of $6.0 million, or 5.9%, compared to $101.9 million at December 31, 2016. The decrease was due to the early payoffs of existing securities, the continued amortization of our mortgage-backed securities and the decision to keep a higher level of securities in our available-for-sale portfolio in order to manage liquidity and fund loan growth.

At June 30, 2017, $22.6 million, or 4.3%, of the securities portfolio was scheduled to mature in less than one year. $76.5 million, or 14.7%, of the securities portfolio is scheduled to mature between one and five years. Securities, not including collateralized mortgage obligations and mortgage-backed securities, with contractual maturity dates over 10 years totaled $24.5 million, or 4.7%, of the total portfolio at June 30, 2017. The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates. Prepayments of mortgages that collateralize mortgage-backed securities also affect the maturity of the securities portfolio. Based on internal forecasts as of June 30, 2017, management believes that the securities portfolio has a forecasted weighted average life of approximately 6.0 years based on the current interest rate environment. A parallel interest rate shock of 400 basis points is forecasted to increase the weighted average life of the portfolio to approximately 6.4 years. The portfolio had an estimated effective duration of 4.0 years at June 30, 2017.

There was no credit related other-than-temporary impairment of securities losses recognized during the six months ended June 30, 2017 or June 30, 2016.

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

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

(in thousands)	June 30, 2017	December 31, 2016
Nonaccrual loans:
Real Estate:
Construction and land development	$386	$551
Farmland	94	105
1 - 4 family residential	2,268	2,242
Multifamily	4,975	5,014
Non-farm non-residential	1,927	2,753
Total Real Estate	9,650	10,665
Non-Real Estate:
Agricultural	1,372	1,958
Commercial and industrial	8,031	8,070
Consumer and other	39	981
Total Non-Real Estate	9,442	11,009
Total nonaccrual loans	19,092	21,674

Loans 90 days and greater delinquent & accruing:
Real Estate:
Construction and land development	-	34
Farmland	-	-
1 - 4 family residential	58	145
Multifamily	-	-
Non-farm non-residential	-	-
Total Real Estate	58	179
Non-Real Estate:
Agricultural	-	-
Commercial and industrial	-	-
Consumer and other	1,018	-
Total Non-Real Estate	1,018	-
Total loans 90 days and greater delinquent & accruing	1,076	179

Total non-performing loans	20,168	21,853

Real Estate Owned:
Real Estate Loans:
Construction and land development	319	-
Farmland	-	-
1 - 4 family residential	146	71
Multifamily	-	-
Non-farm non-residential	269	288
Total Real Estate	734	359
Non-Real Estate Loans:
Agricultural	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total Non-Real Estate	-	-
Total Real Estate Owned	734	359

Total non-performing assets	$20,902	$22,212

Non-performing assets to total loans	1.87%	2.34%
Non-performing assets to total assets	1.21%	1.48%
Non-performing loans to total loans	1.81%	2.30%

At June 30, 2017, nonperforming assets totaled $20.9 million, or 1.21% of total assets, compared to $22.2 million, or 1.48%, of total assets at December 31, 2016, which represented a decrease of $1.3 million, or 5.9%. The decrease in non-performing assets occurred primarily as a result of a decrease in non-accrual loans from $21.7 million at December 31, 2016 to $19.1 million at June 30, 2017. The decrease in non-accrual loans was concentrated primarily in non-farm non-residential loans, agricultural loans and consumer and other loans. The decrease in non-accrual loans was partially offset by an increase in loans 90 days and greater still accruing of $0.9 million. First Guaranty acquired $0.1 million in non-accrual loans from Premier and $1.0 million in government guaranteed student loans that were past due 90 days or greater but still accruing. First Guaranty acquired $0.2 million in other real estate owned from Premier.

At June 30, 2017, nonaccrual loans totaled $19.1 million, a decrease of $2.6 million, or 11.9%, compared to nonaccrual loans of $21.7 million at December 31, 2016. The primary reduction in non-accrual loans occurred due to principal reductions on government guaranteed agricultural loans and due to charge offs on existing loans. Nonaccrual loans were concentrated in three loan relationships that totaled $13.6 million or 71.1% of nonaccrual loans at June 30, 2017.

At June 30, 2017, loans 90 days or greater delinquent and still accruing totaled $1.1 million, an increase of $0.9 million compared to $0.2 million at December 31, 2016. These loans were comprised of $1.0 million in government guaranteed student loans acquired from Premier and one-to four-family residential loans at June 30, 2017. First Guaranty entered into a sales agreement to sell the acquired student loans in the third quarter of 2017 and sold these loans.

Other real estate owned at June 30, 2017 totaled $0.7 million, an increase of $0.3 million from $0.4 million at December 31, 2016. The increase in other real estate owned was primarily due to the acquisition of one property related to construction and land development from the Premier acquisition of $0.2 million..

At June 30, 2017, our largest non-performing assets were comprised of the following non-accrual loans: (1) a commercial and industrial loan that totaled $7.7 million that is a shared national credit involved in oil and gas support and service activity with a specific reserve of $3.6 million; (2) a multi-family real estate loan with a balance of $5.0 million secured by an apartment complex; and (3) an agricultural loan that totaled $0.9 million. The multifamily real estate and the agricultural loan have been charged down to the estimated fair value.

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

The following is a summary of loans restructured as TDRs at June 30, 2017 and December 31, 2016:

(in thousands)	June 30, 2017	December 31, 2016
Restructured Loans:
In Compliance with Modified Terms	$2,138	$2,987
Past Due 30 through 89 days and still accruing	-	-
Past Due 90 days and greater and still accruing	-	-
Nonaccrual	352	361
Restructured Loans that subsequently defaulted	105	100
Total Restructured Loans	$2,595	$3,448

At June 30, 2017, we had three outstanding TDRs: (1) a $2.1 million non-farm non-residential loan secured by commercial real estate, which is performing in accordance with its modified terms; (2) a $0.3 million construction and land development loan secured by raw land that is on non-accrual; (3) a $0.1 million loan secured by commercial real estate that subsequently defaulted and is on non-accrual. The restructuring of these loans was related to interest rate or amortization concessions. The decline in TDRs occurred primarily due to paydowns on the $2.1 million TDR that is in compliance with its modified terms.

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

The allowance for loan losses was $11.6 million or 1.04% of total loans and 57.4% of nonperforming loans at June 30, 2017. The allowance for loan losses as a percentage of total loans was 1.17% prior to the inclusion of the acquired loans from Premier.

Comparing June 30, 2017 to December 31, 2016, the increase in the allowance was primarily attributed to growth in the loan portfolio and an increase to the specific reserve associated with a nonperforming commercial and industrial loan. There were changes within the specific components of the allowance balance. The primary change was an increase in the balance associated with commercial and industrial loans and non-farm non-residential loans, partially offset by a decrease in the balance associated with consumer and other loans. Special mention loans increased by $0.2 million during the first six months of 2017. Substandard loans increased by $1.1 million during the first six months of 2017, due primarily to the addition of loans acquired in the Premier acquisition with deteriorated credit quality. Doubtful loans remained relatively constant from December 31, 2016 to June 30, 2017.

First Guaranty charged off $1.8 million in loan balances during the first six months of 2017. The charged-off loan balances were concentrated in four loan relationships which totaled $1.4 million or 80.1% of the total charged off amount. The details of the $1.8 million in charged off loans were as follows:

1.	First Guaranty charged off $0.1 million on a non-real estate commercial lease in the first quarter of 2017. This loan had a remaining principal balance of $0.1 million at June 30, 2017.
2.	First Guaranty charged off $0.7 million on a non-real estate commercial lease in the second quarter of 2017. This loan had a no remaining principal balance at June 30, 2017.
3.	First Guaranty charged off $0.5 million on a non-farm non-residential real estate loan in the second quarter of 2017. This loan had a $0.8 million remaining principal balance at June 30, 2017.
4.	First Guaranty charged off $0.1 million on a non-farm non-residential real estate loan in the second quarter of 2017. This loan had a $0.2 million remaining principal balance at June 30, 2017.
5.	Smaller loans and overdrawn deposit accounts comprised the remaining $0.4 million of charge-offs for the first six months of 2017.

The provision for loan losses increased to $2.0 million in the first six months of 2017 from $1.7 million for the same period in 2016. The provision made in the first six months of 2017 was taken to provide for current loan and deposit losses and to maintain the allowance proportionate to risks inherent in the loan portfolio. Total charge-offs were $1.8 million for the first six months of 2017 and 2016.  Recoveries totaled $0.2 million during the first six months of 2017 and $0.5 million during the first six months of 2016. For more information, see Note 5 to Consolidated Financial Statements.

Other information related to the allowance for loan losses are as follows:

(in thousands)	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Loans:
Average outstanding balance	$992,883	$848,594
Balance at end of period	$1,114,784	$896,384

Allowance for Loan Losses:
Balance at beginning of year	$11,114	$9,415
Charge-offs	(1,772)	(1,789)
Recoveries	223	495
Provision	2,013	1,736
Balance at end of period	$11,578	$9,857

Deposits

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. We regularly assess our funding needs, deposit pricing and interest rate outlooks. From December 31, 2016 to June 30, 2017, total deposits increased $214.5 million, or 16.2%, to $1.5 billion. Acquired deposits from the Premier acquisition totaled $127.2 million which included $24.7 million in noninterest bearing demand deposits, $31.0 million in interest bearing demand deposits, $4.9 million in savings deposits, and $65.7 million in time deposits. Noninterest-bearing demand deposits increased $31.8 million during the first six months of 2017 to $262.9 million at June 30, 2017. Interest-bearing demand deposits increased $98.0 million, or 20.4%, during the first six months of 2017 to $577.8 million at June 30, 2017. Time deposits increased $77.4 million, or 14.9% to $595.4 million at June 30, 2017 compared to $518.0 million at December 31, 2016. At June 30, 2017, we had $91.2 million in brokered deposits. As we seek to strengthen our net interest margin and improve our earnings, attracting noninterest-bearing deposits will be a primary emphasis. Management will continue to evaluate and update our product mix in its efforts to attract additional customers. We currently offer a number of deposit products that are competitively priced and designed to attract and retain customers with primary emphasis on noninterest-bearing deposits.

As of June 30, 2017, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $412.1 million. At June 30, 2017, approximately $206.7 million of First Guaranty's certificates of deposit had a remaining term greater than one year.

The following table compares deposit categories for the periods indicated.

Total Deposits	For the Six Months Ended June 30,			For the Years Ended December 31,
	2017			2016			2015
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$233,856	16.6%	0.0%	$221,634	17.2%	0.0%	$211,584	15.9%	0.0%
Interest-bearing Demand	535,151	38.0%	0.9%	415,410	32.3%	0.6%	401,617	30.2%	0.4%
Savings	99,736	7.1%	0.2%	89,279	7.0%	0.1%	77,726	5.8%	0.0%
Time	538,002	38.3%	1.1%	558,982	43.5%	1.1%	640,134	48.1%	1.1%
Total Deposits	$1,406,745	100.0%	0.8%	$1,285,305	100.0%	0.7%	$1,331,061	100.0%	0.6%

Individual and Business Deposits	For the Six Months Ended June 30,			For the Years Ended December 31,
	2017			2016			2015
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$229,443	28.9%	0.0%	$217,245	30.1%	0.0%	$207,334	27.6%	0.0%
Interest-bearing Demand	164,891	20.7%	0.5%	117,221	16.2%	0.3%	112,864	15.0%	0.2%
Savings	79,657	10.0%	0.1%	72,647	10.0%	0.1%	65,775	8.7%	0.1%
Time	321,194	40.4%	1.3%	316,191	43.7%	1.3%	366,244	48.7%	1.4%
Total Individual and Business Deposits	$795,185	100.0%	0.6%	$723,304	100.0%	0.6%	$752,217	100.0%	0.7%

Public Fund Deposits	For the Six Months Ended June 30,			For the Years Ended December 31,
	2017			2016			2015
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$4,413	0.7%	0.0%	$4,389	0.8%	0.0%	$4,250	0.7%	0.0%
Interest-bearing Demand	370,260	60.5%	1.1%	298,189	53.0%	0.8%	288,753	49.9%	0.4%
Savings	20,079	3.3%	0.7%	16,632	3.0%	0.3%	11,951	2.1%	0.0%
Time	216,808	35.5%	0.9%	242,791	43.2%	0.8%	273,890	47.3%	0.7%
Total Public Fund Deposits	$611,560	100.0%	1.0%	$562,001	100.0%	0.8%	$578,844	100.0%	0.5%

The following table sets forth the distribution of our time deposit accounts.

(in thousands)	June 30, 2017
Time deposits of less than $100,000	$183,244
Time deposits of $100,000 through $250,000	156,025
Time deposits of more than $250,000	256,106
Total Time Deposits	$595,375

At June 30, 2017, public funds deposits totaled $624.6 million compared to $556.9 million at December 31, 2016. Public fund time deposits totaled $216.7 million at June 30, 2017 compared to $208.3 million at December 31, 2016. We have developed a program for the retention and management of public funds deposits. Since 2012, we have maintained public funds deposits in excess of $400.0 million. These deposits are from public entities entities such as school districts, hospital districts, sheriff departments and municipalities. $504.4 million, or 81%, of these accounts at June 30, 2017, are under fiscal agency agreements with terms of three years or less. Deposits under fiscal agency agreements are generally stable but public entities may maintain the ability to negotiate term deposits on a specific basis including with other financial institutions. Three of these relationships account for approximately 50% of public fund deposits that are under fiscal agency agreements. These deposits generally have stable balances as we maintain both operating accounts and time deposits for these entities. There is a seasonal component to public deposit levels associated with annual tax collections. Public funds will increase at the end of the year and during the first quarter. Public funds deposit accounts are collateralized by FHLB letters of credit, by Louisiana municipal bonds and by eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac. We invest the majority of these public deposits in our investment portfolio, but have increasingly invested more public funds into loans during the last three years.

The following table sets forth public funds as a percent of total deposits.

(in thousands except for %)	June 30, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
Public Funds:
Noninterest-bearing Demand	$4,070	$4,114	$4,906	$3,241	$3,016
Interest-bearing Demand	383,211	324,356	296,416	321,382	296,739
Savings	20,665	20,116	14,667	10,142	7,209
Time	216,700	208,330	252,688	266,743	208,614
Total Public Funds	$624,646	$556,916	$568,677	$601,508	$515,578
Total Deposits	$1,540,651	$1,326,181	$1,295,870	$1,371,839	$1,303,099
Total Public Funds as a percent of Total Deposits	40.5%	42.0%	43.9%	43.9%	39.6%

Borrowings

First Guaranty maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. First Guaranty had no short-term borrowings outstanding at June 30, 2017 compared to $6.5 million at December 31, 2016. First Guaranty has an available line of credit of $2.5 million, with no outstanding balance at June 30, 2017. First Guaranty had senior long-term debt totaling $24.2 million as of June 30, 2017 and $22.1 million at December 31, 2016. First Guaranty modified its existing senior long-term debt in the second quarter of 2017. The modification increased the principal balance to $25.0 million with net new proceeds of $3.8 million. The existing amortization terms and rates remained the same. The $3.8 million in additional proceeds were contributed to the bank subsidiary for future growth.

First Guaranty also had junior subordinated debentures totaling $14.6 million at June 30, 2017 and December 31, 2016.

First Guaranty had $293.6 million in Federal Home Loan Bank letters of credit as of June 30, 2017. Federal Home Loan Bank letters of credit totaled $226.1 million and $195.0 million as of December 31, 2016 and December 31, 2015, respectively. Federal Home Loan Bank letters of credit outstanding are obtained primarily for collateralizing public deposits. The increase in Federal Home Loan Bank letters of credit reflects First Guaranty's ability to transition public funds deposits into loans.

Total Shareholders' Equity

Total shareholders' equity increased to $140.3 million at June 30, 2017 from $124.3 million at December 31, 2016. The increase in shareholders' equity was principally the result of a $10.3 million increase in surplus, a $3.7 million increase in retained earnings and an increase of $1.6 million in accumulated other comprehensive income. The increase in accumulated other comprehensive income was primarily attributed to the increase in unrealized gains on available-for-sale securities during the period. The $10.3 million increase in surplus was due to the issuance of 397,988 shares of common stock resulting from the Premier acquisition. The $3.7  million increase in retained earnings was due to net income of $6.2 million during the six month period ended June 30, 2017, partially offset by $2.5 million in cash dividends paid on our common stock.

Results of Operations for the Second Quarter and Six Months Ended June 30, 2017 and 2016

Performance Summary

Three months ended June 30, 2017 compared to the three months ended June 30, 2016. Net income for the three months ended June 30, 2017 was $2.9 million, a decrease of $1.5 million, or 33.4%, from $4.4 million for the three months ended June 30, 2016. The decrease in net income for the three months ended June 30, 2017 as compared to the prior year period was primarily the result of decreased noninterest income associated with gains on securities sales and an increase in noninterest expense, partially offset by increased net interest income. Earnings per common share for the three months ended June 30, 2017 was $0.38 per common share, a decrease of 34.5% or $0.20 per common share from $0.58 per common share for the three months ended June 30, 2016.  The decrease in earnings per share was caused by lower earnings and by the increased number of shares outstanding following First Guaranty's acquisition of Premier in June 2017.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016. Net income for the six months ended June 30, 2017 was $6.2 million, a decrease of $1.4 million, or 18.1%, from $7.6 million for the six months ended June 30, 2016. The decrease in net income for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was primarily the result of increased noninterest expense and decreased noninterest income associated with gains on securities sales, partially offset by increased net interest income. Earnings per common share for the six months ended June 30, 2017 was $0.81 per common share, a decrease of 18.2% or $0.18 per common share from $0.99 per common share for the six months ended June 30, 2016. The decrease in earnings per share was caused by lower earnings and by the increased number of shares outstanding following First Guaranty's acquisition of Premier in June 2017.
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

Three months ended June 30, 2017 compared to the three months ended June 30, 2016. Net interest income for the three months ended June 30, 2017 and 2016 was $12.8 million and $12.2 million, respectively. The increase in net interest income for the three months ended June 30, 2017 as compared to the prior year period was primarily due to an increase in the average balance of our total interest-earning assets and an increase in the average yield of our total interest-earning assets, partially offset by the increase in the average balance of our total interest-bearing liabilities and an increase in the average rate of our total interest-bearing liabilities. For the three months ended June 30, 2017, the average balance of our total interest-earning assets increased by $110.9 million to $1.5 billion, and the average yield of interest-earning assets increased by six basis points to 4.20% from 4.14% for the three months ended June 30, 2016.  The average rate of our total interest-bearing liabilities increased by 21 basis points to 1.12% for the three months ended June 30, 2017 compared to 0.91% for the three months ended June 30, 2016. Our net interest rate spread decreased 15 basis points to 3.08% for the three months ended June 30, 2017 from 3.23% for the three months ended June 30, 2016.  Our net interest margin also decreased ten basis points to 3.33% for the three months ended June 30, 2017 from 3.43% for the three months ended June 30, 2016.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016. Net interest income for the six months ended June 30, 2017 and 2016 was $25.5 million and $24.1 million, respectively. The increase in net interest income for the six months ended June 30, 2017 as compared to the prior year period was primarily due to an increase in the average balance of our total interest-earning assets and an increase in the average yield of our total interest-earning assets, partially offset by the increase in the average balance of our total interest-bearing liabilities and an increase in the average rate of our total interest-bearing liabilities. For the six months ended June 30, 2017, the average balance of our total interest-earning assets increased by $103.8 million to $1.5 billion, and the average yield of interest-earning assets increased by eight basis points to 4.16% from 4.08% for the six months ended June 30, 2016.  The average rate of our total interest-bearing liabilities increased by 14 basis points to 1.05% for the six months ended June 30, 2017 compared to 0.91% for the six months ended June 30, 2016. As a result, our net interest rate spread decreased six basis points to 3.11% for the six months ended June 30, 2017 from 3.17% for the six months ended June 30, 2016.  Our net interest margin also decreased three basis points to 3.34% for the six months ended June 30, 2017 from 3.37% for the six months ended June 30, 2016.

Interest Income

Three months ended June 30, 2017 compared to the three months ended June 30, 2016. Interest income increased $1.4 million, or 9.6%, to $16.2 million for the three months ended June 30, 2017 as compared to the prior year period.  First Guaranty continues to transition assets from lower yielding securities to higher yielding loans in order to increase interest income. The increase in interest income resulted primarily from an increase in the average balance of our total interest-earning assets along with an increase in the average yield of interest-earning assets. The average balance of interest-earning assets increased $110.9 million to $1.5 billion for the three months ended June 30, 2017 as compared to the prior year period. The average yield of interest-earning assets increased by six basis points to 4.20% for the three months ended June 30, 2017 compared to 4.14% for the three months ended June 30, 2016.

Interest income on securities decreased $0.1 million, or 3.8%, to $3.3 million for the three months ended June 30, 2017 primarily as a result of a decrease in the average balance of securities. The average balance of securities decreased $43.8 million to $507.8 million for the three months ended June 30, 2017 from $551.6 million for the three months ended June 30, 2016 due to a decrease in the average balance of our agency securities. The average yield on securities increased by ten basis points to 2.60% for the three months ended June 30, 2017 from 2.50% for the three months ended June 30, 2016.

Interest income on loans increased $1.5 million, or 13.4%, to $12.8 million for the three months ended June 30, 2017 as a result of an increase in the average balance of loans. The average balance of loans (excluding loans held for sale) increased by $147.5 million to $1.0 billion for the three months ended June 30, 2017 from $861.2 million for the three months ended June 30, 2016 as a result of new loan originations and acquired loans, the majority of which were one-to-four family residential loans, the origination of commercial leases, commercial real estate loans and commercial and industrial loans. The average yield on loans (excluding loans held for sale) decreased by 18 basis points to 5.10% for the three months ended June 30, 2017 from 5.28% for the three months ended June 30, 2016.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016. Interest income increased $2.6 million, or 9.0%, to $31.8 million for the six months ended June 30, 2017 as compared to the prior year period. First Guaranty continues to transition assets from lower yielding securities to higher yielding loans in order to increase interest income. The increase in interest income resulted primarily from an increase in the average balance of our total interest-earning assets along with an increase in the average yield of interest-earning assets. The average balance of interest-earning assets increased $103.8 million to $1.5 billion for the six months ended June 30, 2017 as compared to the prior year period. The average yield of interest-earning assets increased by eight basis points to 4.16% for the six months ended June 30, 2017 compared to 4.08% for the six months ended June 30, 2016.
Interest income on securities decreased $0.3 million, or 4.5%, to $6.7 million for the six months ended June 30, 2017 primarily as a result of a decrease in the average balance of securities. The average balance of securities decreased $38.8 million to $525.3 million for the six months ended June 30, 2017 from $564.0 million for the six months ended June 30, 2016 due to a decrease in the average balance of our agency securities. The average yield on securities increased by seven basis points to 2.57% for the six months ended June 30, 2017 from 2.50% for the six months ended June 30, 2016.

Interest income on loans increased $2.9 million, or 13.2%, to $25.0 million for the six months ended June 30, 2017 as a result of an increase in the average balance of loans. The average balance of loans (excluding loans held for sale) increased by $144.3 million to $992.9 million for the six months ended June 30, 2017 from $848.6 million for the six months ended June 30, 2016 as a result of new loan originations and acquired loans, the majority of which were one-to-four family residential loans, commercial leases, commercial real estate loans and commercial and industrial loans. The average yield on loans (excluding loans held for sale) decreased by 16 basis points to 5.08% for the six months ended June 30, 2017 from 5.24% for the six months ended June 30, 2016.

Interest Expense

Three months ended June 30, 2017 compared to the three months ended June 30, 2016. Interest expense increased $0.9 million, or 34.1%, to $3.4 million for the three months ended June 30, 2017 from $2.5 million for the three months ended June 30, 2016 due to an increase in the average balance of interest-bearing deposits along with an increase in the average rate paid on interest-bearing deposits. The average balance of interest-bearing deposits increased by $103.2 million during the three months ended June 30, 2017 to $1.2 billion as a result of a $136.4 million increase in the average balance of interest-bearing demand and savings deposits. The increase was partially offset by a $33.3 million decrease in the average balance of time deposits during the same time period. The average rate of interest-bearing demand deposits increased by 41 basis points during the three months ended June 30, 2017 to 1.02%. The increase in the rate on interest-bearing demand deposits was due to those deposits, primarily public funds NOW accounts and brokered money market deposits, whose rates are contractually tied to national index rates such as the U.S. Federal Funds rate or short term U.S. Treasury rates. These index rates increased during the three months ended June 30, 2017.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016. Interest expense increased $1.2 million, or 23.5%, to $6.3 million for the six months ended June 30, 2017 from $5.1 million for the six months ended June 30, 2016 due to an increase in the average balance of interest-bearing deposits along with an increase in the average rate paid on interest-bearing deposits. The average balance of interest-bearing deposits increased by $86.9 million during the six months ended June 30, 2017 to $1.2 billion as a result of a $129.6 million increase in the average balance of interest-bearing demand and savings deposits. The increase was partially offset by a $42.7 million decrease in the average balance of time deposits during the same time period. The average rate of interest-bearing demand deposits increased by 33 basis points during the six months ended June 30, 2017 to 0.92%. The increase in the rate on interest-bearing demand deposits was due to those deposits, primarily public funds NOW accounts and brokered money market deposits, whose rates are contractually tied to national index rates such as the U.S. Federal Funds rate or short term U.S. Treasury rates. These rates increased during the six months ended June 30, 2017.

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

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
(in thousands except for %)	Average Balance	Interest	Yield/Rate (5)	Average Balance	Interest	Yield/Rate (5)
Assets
Interest-earning assets:
Interest-earning deposits with banks	$25,361	$41	0.65%	$19,146	$14	0.29%
Securities (including FHLB stock)	507,847	3,298	2.60%	551,601	3,427	2.50%
Federal funds sold	878	2	0.91%	246	-	0.00%
Loans held for sale	255	4	6.38%	-	-	0.00%
Loans, net of unearned income	1,008,759	12,822	5.10%	861,237	11,306	5.28%
Total interest-earning assets	1,543,100	$16,167	4.20%	1,432,230	$14,747	4.14%

Noninterest-earning assets:
Cash and due from banks	8,090			7,731
Premises and equipment, net	27,161			21,798
Other assets	5,208			3,678
Total Assets	$1,583,559			$1,465,437

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$535,786	$1,360	1.02%	$413,524	$627	0.61%
Savings deposits	101,684	50	0.20%	87,501	17	0.08%
Time deposits	536,061	1,591	1.19%	569,347	1,507	1.06%
Borrowings	38,002	374	3.95%	40,284	365	3.64%
Total interest-bearing liabilities	1,211,533	$3,375	1.12%	1,110,656	$2,516	0.91%

Noninterest-bearing liabilities:
Demand deposits	236,009			225,263
Other	4,908			4,369
Total Liabilities	1,452,450			1,340,288

Shareholders' equity	131,019			125,149
Total Liabilities and Shareholders' Equity	$1,583,469			$1,465,437
Net interest income		$12,792			$12,231

Net interest rate spread (1)			3.08%			3.23%
Net interest-earning assets (2)	$331,567			$321,574
Net interest margin (3), (4)			3.33%			3.43%

Average interest-earning assets to interest-bearing liabilities			127.37%			128.95%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)
The tax adjusted net interest margin was 3.35% and 3.47% for the above periods ended June 30, 2017 and 2016 respectively. A 35% tax rate was used to calculate the effect on securities income from tax exempt securities.

(5)	Annualized.

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
(in thousands except for %)	Average Balance	Interest	Yield/Rate (5)	Average Balance	Interest	Yield/Rate (5)
Assets
Interest-earning assets:
Interest-earning deposits with banks	$22,021	$60	0.55%	$24,242	$44	0.36%
Securities (including FHLB stock)	525,257	6,701	2.57%	564,012	7,016	2.50%
Federal funds sold	563	2	0.62%	247	-	0.00%
Loans held for sale	140	4	5.84%	-	-	0.00%
Loans, net of unearned income	992,883	25,022	5.08%	848,594	22,107	5.24%
Total interest-earning assets	1,540,864	$31,789	4.16%	1,437,095	$29,167	4.08%

Noninterest-earning assets:
Cash and due from banks	7,924			7,865
Premises and equipment, net	25,826			22,019
Other assets	4,931			4,236
Total Assets	$1,579,545			$1,471,215

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$535,151	$2,442	0.92%	$419,404	$1,241	0.59%
Savings deposits	99,736	86	0.17%	85,921	35	0.08%
Time deposits	538,002	3,035	1.14%	580,664	3,071	1.06%
Borrowings	39,620	740	3.77%	40,961	757	3.72%
Total interest-bearing liabilities	1,212,509	$6,303	1.05%	1,126,950	$5,104	0.91%

Noninterest-bearing liabilities:
Demand deposits	233,856			217,113
Other	4,579			3,979
Total Liabilities	1,450,944			1,348,042

Shareholders' equity	128,601			123,173
Total Liabilities and Shareholders' Equity	$1,579,545			$1,471,215
Net interest income		$25,486			$24,063

Net interest rate spread (1)			3.11%			3.17%
Net interest-earning assets (2)	$328,355			$310,145
Net interest margin (3), (4)			3.34%			3.37%

Average interest-earning assets to interest-bearing liabilities			127.08%			127.52%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)
The tax adjusted net interest margin was 3.36% and 3.40% for the above periods ended June 30, 2017 and 2016 respectively. A 35% tax rate was used to calculate the effect on securities income from tax exempt securities.

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

For the three months ended June 30, 2017, the provision for loan losses was $1.3 million compared to $0.9 million for the same period in 2016. The allowance for loan losses at June 30, 2017 was $11.6 million and was 1.04% of total loans. The increase in the provision was attributed to the additional provisions on loans evaluated individually for impairment. The allowance for loan losses as a percentage of total loans was 1.17% prior to the inclusion of the acquired loans from Premier.

We recorded a $2.0 million provision for loan losses for the six months ended June 30, 2017 compared to $1.7 million for the same period in 2016. The increase in the provision was attributed to the additional provisions on loans evaluated individually for impairment. Total charge-offs were $1.8 million for the first six months of 2017 and 2016.
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

Noninterest income totaled $2.0 million for the three months ended June 30, 2017, a decrease of $1.6 million from $3.6 million for the three months ended June 30, 2016.  The decrease was primarily due to lower gains on securities sales.  Net securities gains were $0.4 million for the three months ended June 30, 2017 as compared to $2.2 million for the same period in 2016. The gains on securities sales occurred as First Guaranty sold investment securities in order to fund loan growth. We also continued to have gains from bonds that were called and paid off before their contractual maturity. Service charges, commissions and fees totaled $0.6 million for the three months ended June 30, 2017 and 2016. ATM and debit card fees totaled $0.5 million for the three months ended June 30, 2017 and 2016. Net loan gains on the guaranteed portion of SBA loans were $0.1 million for the three months ended June 30, 2017 and $3,000 for the same period in 2016. Other noninterest income totaled $0.4 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively.

Noninterest income totaled $4.0 million for the six months ended June 30, 2017, a decrease of $1.5 million from $5.5 million for the six months ended June 30, 2016.  The decrease was primarily due to lower gains on securities sales.  Net securities gains were $0.9 million for the six months ended June 30, 2017 as compared to $2.6 million for the same period in 2016. The gains on securities sales occurred as First Guaranty sold investment securities in order to fund loan growth. We also continued to have gains from bonds that were called and paid off before their contractual maturity. Service charges, commissions and fees totaled $1.1 million for the six months ended June 30, 2017 as compared to $1.3 million for the same period in 2016.  ATM and debit card fees totaled $1.0 million for the six months ended June 30, 2017 and $0.9 million for the same period in 2016. Net loan gains on the guaranteed portion of SBA loans were $0.1 million for the six months ended June 30, 2017 and $3,000 for the same period in 2016. Other noninterest income totaled $0.8 million and $0.7 million for the six months ended June 30, 2017 and 2016, respectively.

Noninterest Expense

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense and other types of expenses.  Noninterest expense totaled $9.0 million for the three months ended June 30, 2017 and $8.3 million for the three months ended June 30, 2016. Salaries and benefits expense totaled $4.6 million for the three months ended June 30, 2017 and $4.1 million for the three months ended June 30, 2016. Occupancy and equipment expense totaled $1.1 million for the three months ended June 30, 2017 and $1.0 million for the same period of 2016. Other noninterest expense totaled $3.4 million for the three months ended June 30, 2017 and  $3.2 million for the three months ended June 30, 2016. The largest increase in other noninterest expense occurred due to increased legal and professional fees associated with the Premier acquisition. Included in other non-interest expense were non-recurring expenses related to the acquisition of Premier of approximately $0.3 million.

Noninterest expense totaled $18.0 million for the six months ended June 30, 2017 and $16.4 million for the six months ended June 30, 2016. Salaries and benefits expense totaled $9.4 million for the six months ended June 30, 2017 and $8.2 million for the six months ended June 30, 2016. Occupancy and equipment expense totaled $2.1 million for the six months ended June 30, 2017 and $2.0 million for the six months ended June 30, 2016. Other noninterest expense totaled $6.5 million for the six months ended June 30, 2017 and $6.2 million for the same period in 2016. The largest increase in other noninterest expense occurred due to increased legal and professional fees associated with the Premier acquisition. Included in other non-interest expense were non-recurring expenses related to the acquisition of Premier of approximately $0.6 million.
The following table presents, for the periods indicated, the major categories of other noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Other noninterest expense:
Legal and professional fees	$851	$545	$1,482	$1,075
Data processing	324	324	631	648
ATM fees	299	274	576	523
Marketing and public relations	274	237	573	482
Taxes - sales, capital, and franchise	193	248	390	434
Operating supplies	111	114	211	234
Software expense and amortization	207	224	416	423
Travel and lodging	255	202	459	356
Telephone	36	52	76	96
Amortization of core deposits	80	80	160	160
Donations	91	106	181	195
Net costs from other real estate and repossessions	72	103	149	199
Regulatory assessment	204	280	401	557
Other	354	385	783	821
Total other noninterest expense	$3,351	$3,174	$6,488	$6,203

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other non-deductible expenses. The provision for income taxes for the three months ended June 30, 2017 and 2016 was $1.5 million and $2.3 million, respectively.  The provision for income taxes decreased due to the decrease in income before taxes. First Guaranty's statutory tax rate was 35.0% for the three months ended June 30, 2017, which was unchanged from the second quarter of 2016.

The provision for income taxes for the six months ended June 30, 2017 and 2016 was $3.2 million and $3.8 million, respectively. The provision for income taxes decreased due to the decrease in income before taxes. Our statutory tax rate was 35.0% for the six months ended June 30, 2017 and June 30, 2016.

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

Loans maturing within one year or less at June 30, 2017 totaled $147.6 million. At June 30, 2017, time deposits maturing within one year or less totaled $388.7 million. First Guaranty's held-to-maturity ("HTM") portfolio at June 30, 2017 was $95.9 million or 18.4% of the investment portfolio compared to $101.9 million or 20.4% at December 31, 2016. The securities in the HTM portfolio are used to collateralize public funds deposits and may also be used to secure borrowings with the Federal Home Loan Bank or Federal Reserve Bank. The agency securities in the HTM portfolio have maturities of 10 years or less. The mortgage backed securities have stated final maturities of 15 to 20 years at June 30, 2017. The HTM portfolio had a forecasted weighted average life of approximately 5.10 years based on current interest rates. Management regularly monitors the size and composition of the HTM portfolio to evaluate its effect on First Guaranty's liquidity. First Guaranty's available-for-sale ("AFS") portfolio was $424.7 million or 81.6% of the investment portfolio as of June 30, 2017. The majority of the AFS portfolio was comprised of  U.S. Government Agencies, municipal bonds and investment grade corporate bonds. Management believes these securities are readily marketable and enhance First Guaranty's liquidity.

First Guaranty maintained a net borrowing capacity at the Federal Home Loan Bank totaling $41.2 million and $45.8 million at June 30, 2017 and December 31, 2016, respectively. The change in borrowing capacity with the Federal Home Loan Bank was due to changes in the value that First Guaranty receives on pledged collateral and due to First Guaranty's usage of the line. First Guaranty also has a discount window line with the Federal Reserve Bank. We also maintain federal funds lines of credit at various correspondent banks with borrowing capacity of $95.5 million and a revolving line of credit for $2.5 million with an availability of $2.5 million as of June 30, 2017. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources

First Guaranty's capital position is reflected in shareholders' equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total shareholders' equity increased to $140.3 million at June 30, 2017 from $124.3 million at December 31, 2016. The increase in shareholders' equity was principally the result of a $10.3 million increase in surplus, a $3.7 million increase in retained earnings and an increase of $1.6 million in accumulated other comprehensive income. The increase in accumulated other comprehensive income was primarily attributed to the increase in unrealized gains on available-for-sale securities during the period. The $10.3 million increase in surplus was due to the issuance of 397,988 shares of common stock resulting from the Premier acquisition. The $3.7 million increase in retained earnings was due to net income of $6.2 million during the six month period ended June 30, 2017, partially offset by $2.5 million in cash dividends paid on our common stock.

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

In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements.  As of June 30, 2017, the Bank's capital conservation buffer was 5.05% exceeding the minimum of 1.25% for 2017. As of June 30, 2017, the First Guaranty's capital conservation buffer was 3.99% exceeding the minimum of 1.25% for 2017.

At June 30, 2017, we satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.

	"Well Capitalized Minimums"	As of June 30, 2017	As of December 31, 2016
Tier 1 Leverage Ratio
Consolidated	5.00%	8.51%	8.68%
Bank	5.00%	10.35%	9.88%

Tier 1 Risk-based Capital Ratio
Consolidated	8.00%	10.01%	10.59%
Bank	8.00%	12.19%	12.05%

Total Risk-based Capital Ratio
Consolidated	10.00%	11.99%	12.79%
Bank	10.00%	13.05%	12.99%

Common Equity Tier One Capital Ratio
Consolidated	6.50%	10.01%	10.59%
Bank	6.50%	12.19%	12.05%

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

The following interest sensitivity analysis is one measurement of interest rate risk. This analysis reflects the contractual maturity characteristics of assets and liabilities over various time periods. This analysis does not factor in prepayments or interest rate floors on loans which may significantly change the report. This table includes nonaccrual loans in their respective maturity periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at June 30, 2017 illustrated below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

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

	June 30, 2017
	Interest Sensitivity Within
(in thousands except for %)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$443,118	$59,923	$503,041	$613,398	$1,116,439
Securities (including FHLB stock)	17,378	7,551	24,929	498,045	522,974
Federal Funds Sold	1,669	-	1,669	-	1,669
Other earning assets	17,136	-	17,136	-	17,136
Total earning assets	$479,301	$67,474	$546,775	$1,111,443	$1,658,218

Source of Funds:
Interest-bearing accounts:
Demand deposits	$577,797	$-	$577,797	$-	$577,797
Savings deposits	104,603	-	104,603	-	104,603
Time deposits	147,060	241,645	388,705	206,670	595,375
Short-term borrowings	-	-	-	-	-
Senior long-term debt	24,242	-	24,242	-	24,242
Junior subordinated debt	-	-	-	14,697	14,697
Noninterest-bearing, net	-	-	-	341,504	341,504
Total source of funds	$853,702	$241,645	$1,095,347	$562,871	$1,658,218

Period gap	$(374,401)	$(174,171)	$(548,572)	$548,572
Cumulative gap	$(374,401)	$(548,572)	$(548,572)	$-

Cumulative gap as a percent of earning assets	-22.6%	-33.1%	-33.1%

Net interest income at risk measures the risk of a decline in earnings due to changes in interest rates. The first table below presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in the yield curve over a 12-month horizon at June 30, 2017. Shifts are measured in 100 basis point increments (+400 through -100 basis points) from base case. We do not present shifts less than 100 basis points because of the current low interest rate environment. The base case scenario encompasses key assumptions for asset/liability mix, loan and deposit growth, pricing, prepayment speeds, deposit decay rates, securities portfolio cash flows and reinvestment strategy and the market value of certain assets under the various interest rate scenarios. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous shocks are performed against that yield curve. The second table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from a gradual shift in the yield curve over a 12 month horizon.

Instantaneous Changes in Interest Rates (In Basis Points)	Percent Change In Net Interest Income
+400	(15.42)%
+300	(11.19)%
+200	(7.13)%
+100	(3.17)%
Base	-%
-100	2.53%

Gradual Change in Interest Rates (In Basis Points)	Percent Change In Net Interest Income
+400	(8.01)%
+300	(5.97)%
+200	(3.93)%
+100	(1.86)%
Base	-%
-100	2.27%

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

At June 30, 2017, First Guaranty is subject to various legal proceedings in the normal course of business and otherwise. It is our belief that the ultimate resolution of such claims will not have a material adverse effect on First Guaranty's financial position or results of operations.

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

FIRST GUARANTY BANCSHARES, INC.

Date: August 14, 2017	By: /s/ Alton B. Lewis
Alton B. Lewis
Principal Executive Officer

Date: August 14, 2017	By: /s/ Eric J. Dosch
Eric J. Dosch
Principal Financial Officer
Secretary and Treasurer