Form 10-Q
period 2017-09-30
First Guaranty Bancshares, Inc.
filed 2017-11-14
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2017
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
Yes ☐No ☒

As of November 13, 2017 the registrant had 8,007,182 shares of $1 par value common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	September 30, 2017	December 31, 2016
Assets
Cash and cash equivalents:
Cash and due from banks	$22,609	$17,840
Federal funds sold	1,252	271
Cash and cash equivalents	23,861	18,111

Investment securities:
Available for sale, at fair value	387,046	397,473
Held to maturity, at cost (estimated fair value of $106,821 and $99,906 respectively)	107,899	101,863
Investment securities	494,945	499,336

Federal Home Loan Bank stock, at cost	2,343	1,816
Loans held for sale	2,614	-

Loans, net of unearned income	1,111,791	948,921
Less: allowance for loan losses	10,313	11,114
Net loans	1,101,478	937,807

Premises and equipment, net	36,458	23,519
Goodwill	4,056	1,999
Intangible assets, net	4,564	1,056
Other real estate, net	1,296	359
Accrued interest receivable	7,508	7,039
Other assets	12,336	9,904
Total Assets	$1,691,459	$1,500,946

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$256,563	$231,094
Interest-bearing demand	512,346	479,810
Savings	106,109	97,280
Time	622,062	517,997
Total deposits	1,497,080	1,326,181

Short-term borrowings	7,500	6,500
Accrued interest payable	2,363	1,931
Senior long-term debt	23,508	22,100
Junior subordinated debentures	14,655	14,630
Other liabilities	3,584	5,255
Total Liabilities	1,548,690	1,376,597

Shareholders' Equity
Common stock:
$1 par value - authorized 100,600,000 shares; issued 8,007,182 and 7,609,194 shares	8,007	7,609
Surplus	71,836	61,584
Retained earnings	64,620	59,155
Accumulated other comprehensive income (loss)	(1,694)	(3,999)
Total Shareholders' Equity	142,769	124,349
Total Liabilities and Shareholders' Equity	$1,691,459	$1,500,946

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2017	2016	2017	2016
Interest Income:
Loans (including fees)	$14,421	$11,642	$39,447	$33,749
Deposits with other banks	82	11	142	55
Securities (including FHLB stock)	3,317	2,998	10,018	10,013
Federal funds sold	6	-	8	-
Total Interest Income	17,826	14,651	49,615	43,817

Interest Expense:
Demand deposits	1,460	662	3,902	1,902
Savings deposits	61	19	147	54
Time deposits	2,044	1,470	5,079	4,541
Borrowings	403	369	1,143	1,126
Total Interest Expense	3,968	2,520	10,271	7,623

Net Interest Income	13,858	12,131	39,344	36,194
Less: Provision for loan losses	1,051	1,242	3,064	2,978
Net Interest Income after Provision for Loan Losses	12,807	10,889	36,280	33,216

Noninterest Income:
Service charges, commissions and fees	718	573	1,851	1,839
ATM and debit card fees	497	451	1,464	1,366
Net gains on securities	62	1,171	996	3,756
Net gain on sale of loans	3	6	127	9
Other	723	350	1,518	1,056
Total Noninterest Income	2,003	2,551	5,956	8,026

Noninterest Expense:
Salaries and employee benefits	5,270	4,170	14,689	12,411
Occupancy and equipment expense	1,166	1,125	3,274	3,096
Other	3,709	3,003	10,197	9,207
Total Noninterest Expense	10,145	8,298	28,160	24,714

Income Before Income Taxes	4,665	5,142	14,076	16,528
Less: Provision for income taxes	1,603	1,763	4,831	5,597
Net Income	$3,062	$3,379	$9,245	$10,931

Per Common Share:
Earnings	$0.38	$0.44	$1.19	$1.44
Cash dividends paid	$0.16	$0.16	$0.48	$0.48

Weighted Average Common Shares Outstanding	8,007,182	7,609,194	7,765,182	7,609,194

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Net Income	$3,062	$3,379	$9,245	$10,931
Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains arising during the period	1,148	522	4,488	9,278
Reclassification adjustments for gains included in net income	(62)	(1,171)	(996)	(3,756)
Change in unrealized gains (losses) on securities	1,086	(649)	3,492	5,522
Tax impact	(369)	221	(1,187)	(1,877)
Other comprehensive income (loss)	717	(428)	2,305	3,645
Comprehensive Income	$3,779	$2,951	$11,550	$14,576

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

	Common Stock $1 Par	Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
(in thousands, except per share data)
Balance December 31, 2015	$7,609	$61,584	$49,932	$(901)	$118,224
Net income	-	-	10,931	-	10,931
Other comprehensive income	-	-	-	3,645	3,645
Cash dividends on common stock ($0.48 per share)	-	-	(3,653)	-	(3,653)
Balance September 30, 2016 (unaudited)	$7,609	$61,584	$57,210	$2,744	$129,147

Balance December 31, 2016	$7,609	$61,584	$59,155	$(3,999)	$124,349
Net income	-	-	9,245	-	9,245
Common stock issued in acquisition, 397,988 shares	398	10,252	-	-	10,650
Other comprehensive income	-	-	-	2,305	2,305
Cash dividends on common stock ($0.48 per share)	-	-	(3,780)	-	(3,780)
Balance September 30, 2017 (unaudited)	$8,007	$71,836	$64,620	$(1,694)	$142,769

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in thousands)	2017	2016
Cash Flows From Operating Activities
Net income	$9,245	$10,931
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,064	2,978
Depreciation and amortization	1,757	1,625
Amortization/Accretion of investments	1,345	1,665
Gain on sale/call of securities	(996)	(3,756)
Gain on sale of assets	(198)	(72)
Repossessed asset write downs, gains and losses on dispositions	88	163
FHLB stock dividends	(15)	(3)
Net increase in loans held for sale	(959)	-
Change in other assets and liabilities, net	(4,425)	3,648
Net Cash Provided By Operating Activities	8,906	17,179

Cash Flows From Investing Activities
Proceeds from maturities, calls and sales of certificates of deposit	-	1,001
Proceeds from maturities and calls of HTM securities	8,890	76,946
Proceeds from maturities, calls and sales of AFS securities	503,585	892,005
Funds Invested in HTM securities	(15,345)	-
Funds Invested in AFS securities	(483,705)	(890,330)
Funds invested in Federal Home Loan Bank stock	-	(671)
Net increase in loans	(42,081)	(71,385)
Purchase of premises and equipment	(4,755)	(2,724)
Proceeds from sales of premises and equipment	72	983
Proceeds from sales of other real estate owned	493	714
Cash paid in excess of cash received in acquisition	(2,907)	-
Net Cash (Used In) Provided By Investing Activities	(35,753)	6,539

Cash Flows From Financing Activities
Net increase (decrease) in deposits	43,673	(38,899)
Net (decrease) increase in federal funds purchased and short-term borrowings	(8,700)	7,700
Proceeds from long-term borrowings	3,750	-
Repayment of long-term borrowings	(2,346)	(2,325)
Dividends paid	(3,780)	(3,653)
Net Cash Provided By (Used In) Financing Activities	32,597	(37,177)

Net Increase (Decrease) In Cash and Cash Equivalents	5,750	(13,459)
Cash and Cash Equivalents at the Beginning of the Period	18,111	37,272
Cash and Cash Equivalents at the End of the Period	$23,861	$23,813

Noncash Activities:
Loans transferred to foreclosed assets	$1,259	$81
Common stock issued in acquisition	$10,650	$-

Cash Paid During The Period:
Interest on deposits and borrowed funds	$9,839	$7,227
Income taxes	$9,900	$3,000

See Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements and the footnotes of First Guaranty Bancshares, Inc. ("First Guaranty") thereto should be read in conjunction with the audited consolidated financial statements and note disclosures for First Guaranty previously filed with the Securities and Exchange Commission in First Guaranty's Annual Report on Form 10-K for the year ended December 31, 2016.

The consolidated financial statements include the accounts of First Guaranty Bancshares, Inc. and its wholly owned subsidiary First Guaranty Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations at September 30, 2017 and for the three and nine month periods ended September 30, 2017 and 2016 are not necessarily indicative of the results expected for the full year or any other interim period. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and the valuation of investment securities.

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

Note 3. Merger Transaction

Effective at the close of business on June 16, 2017, First Guaranty completed its acquisition of 100% of the outstanding shares of Premier Bancshares, Inc., a Texas corporation ("Premier"), a single bank holding company headquartered in McKinney, Texas and its wholly owned subsidiary, Synergy Bank. This acquisition allows First Guaranty to expand its presence into the North Central Texas market area. Under terms of an agreement and plan of merger dated January 30, 2017, First Guaranty issued 0.119 of a share of its common stock for each share of Premier for a total of 397,988 shares at a price of $25.86 and paid $10.3 million in cash for an acquisition value of approximately $21.0 million. Based on the initial preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, the purchase price resulted in approximately $2.1 million in goodwill and $2.7 million in core deposit intangible, none of which is deductible for tax purposes.

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
The following pro forma information for the nine months ended September 30, 2017 and September 30, 2016 reflects First Guaranty's estimated consolidated results of operations as if the acquisition of Premier occurred at January 1, 2016, unadjusted for potential cost savings.

(in thousands, except share data)	2017	2016

Net Interest Income	$41,854	$39,727
Noninterest Income	6,156	9,427
Noninterest Expense	32,073	29,202
Net Income	8,379	11,114

Earnings per common share	$1.05	$1.39

Note 4. Securities

A summary comparison of securities by type at September 30, 2017 and December 31, 2016 is shown below.

	September 30, 2017				December 31, 2016
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S Treasuries	$10,599	$-	$-	$10,599	$29,994	$-	$-	$29,994
U.S. Government Agencies	200,048	7	(3,026)	197,029	183,152	-	(4,820)	178,332
Corporate debt securities	104,674	1,315	(741)	105,248	132,448	1,624	(2,100)	131,972
Mutual funds or other equity securities	500	-	(3)	497	580	-	(7)	573
Municipal bonds	37,382	174	(62)	37,494	28,177	100	(320)	27,957
Collateralized mortgage obligations	1,289	6	-	1,295	-	-	-	-
Mortgage-backed securities	35,121	21	(258)	34,884	29,181	-	(536)	28,645
Total available-for-sale securities	$389,613	$1,523	$(4,090)	$387,046	$403,532	$1,724	$(7,783)	$397,473

Held-to-maturity:
U.S. Government Agencies	$28,168	$-	$(531)	$27,637	$18,167	$-	$(655)	$17,512
Municipal bonds	5,340	-	(59)	5,281	-	-	-	-
Mortgage-backed securities	74,391	21	(509)	73,903	83,696	-	(1,302)	82,394
Total held-to-maturity securities	$107,899	$21	$(1,099)	$106,821	$101,863	$-	$(1,957)	$99,906

The scheduled maturities of securities at September 30, 2017, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to call or prepayments. Mortgage-backed securities are not due at a single maturity because of amortization and potential prepayment of the underlying mortgages. For this reason they are presented separately in the maturity table below.

	September 30, 2017
(in thousands)	Amortized Cost	Fair Value
Available For Sale:
Due in one year or less	$19,214	$19,280
Due after one year through five years	72,262	72,456
Due after five years through 10 years	236,077	233,700
Over 10 years	25,650	25,431
Subtotal	353,203	350,867
Collateralized mortgage obligations	1,289	1,295
Mortgage-backed Securities	35,121	34,884
Total available-for-sale securities	$389,613	$387,046

Held to Maturity:
Due in one year or less	$-	$-
Due after one year through five years	5,124	5,091
Due after five years through 10 years	18,485	17,994
Over 10 years	9,899	9,833
Subtotal	33,508	32,918
Mortgage-backed Securities	74,391	73,903
Total held to maturity securities	$107,899	$106,821

At September 30, 2017, $368.7 million of First Guaranty's securities were pledged to secure public fund deposits and borrowings. The pledged securities had a market value of $367.6 million as of September 30, 2017.

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at September 30, 2017.

				At September 30, 2017
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	-	$-	$-	-	$-	$-	-	$-	$-
U.S. Government agencies	40	102,165	(777)	20	84,309	(2,249)	60	186,474	(3,026)
Corporate debt securities	54	16,538	(222)	54	18,161	(519)	108	34,699	(741)
Mutual funds or other equity securities	1	497	(3)	-	-	-	1	497	(3)
Municipal bonds	8	6,422	(40)	1	1,101	(22)	9	7,523	(62)
Collateralized mortgage obligations	-	-	-	-	-	-	-	-	-
Mortgage-backed securities	17	24,192	(218)	1	2,371	(40)	18	26,563	(258)
Total available-for-sale	120	$149,814	$(1,260)	76	$105,942	$(2,830)	196	$255,756	$(4,090)

Held to maturity:
U.S. Government agencies	5	14,934	(65)	9	12,704	(466)	14	27,638	(531)
Municipal bonds	9	5,281	(59)	-	-	-	9	5,281	(59)
Mortgage-backed securities	40	64,002	(402)	4	5,003	(107)	44	69,005	(509)
Total held to maturity	54	$84,217	$(526)	13	$17,707	$(573)	67	$101,924	$(1,099)

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at December 31, 2016.

				At December 31, 2016
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	3	$10,997	$-	-	$-	$-	3	$10,997	$-
U.S. Government agencies	54	178,331	(4,820)	-	-	-	54	178,331	(4,820)
Corporate debt securities	185	61,669	(1,613)	26	6,440	(487)	211	68,109	(2,100)
Mutual funds or other equity securities	1	493	(7)	-	-	-	1	493	(7)
Municipal bonds	14	10,210	(320)	-	-	-	14	10,210	(320)
Mortgage-backed securities	16	28,645	(536)	-	-	-	16	28,645	(536)
Total available for sale	273	$290,345	$(7,296)	26	$6,440	$(487)	299	$296,785	$(7,783)

Held to maturity:	-	-	-	-	-	-	-	-	-
U.S. Government agencies	10	$17,512	$(655)	-	$-	$-	10	$17,512	$(655)
Mortgage-backed securities	48	82,394	(1,302)	-	-	-	48	82,394	(1,302)
Total held to maturity	58	$99,906	$(1,957)	-	$-	$-	58	$99,906	$(1,957)

As of September 30, 2017, 263 of First Guaranty's debt securities had unrealized losses totaling 1.4% of the individual securities' amortized cost basis and 1.0% of First Guaranty's total amortized cost basis of the investment securities portfolio. 89 of the 263 securities had been in a continuous loss position for over 12 months at such date. The 89 securities had an aggregate amortized cost basis of $127.1 million and an unrealized loss of $3.4 million at September 30, 2017. Management has the intent and ability to hold these debt securities until maturity or until anticipated recovery.

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

Corporate debt securities in a loss position consist primarily of corporate bonds issued by businesses in the financial, insurance, utility, manufacturing, industrial, consumer products and oil and gas industries. Two securities with an other-than-temporary impairment loss were held at September 30, 2017. First Guaranty believes that the remaining issuers will be able to fulfill the obligations of these securities based on evaluations described above. First Guaranty has the ability and intent to hold these securities until they recover, which could be at their maturity dates.

There were no other-than-temporary impairment losses recognized on securities during the nine months ended September 30, 2017 and 2016.

The following table presents a roll-forward of the amount of credit losses on debt securities held by First Guaranty for which a portion of OTTI was recognized in other comprehensive income for the nine months ended September 30, 2017 and 2016:

(in thousands)	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Beginning balance of credit losses at end of prior year	$60	$175
Other-than-temporary impairment credit losses on securities not previously OTTI	-	-
Increases for additional credit losses on securities previously determined to be OTTI	-	-
Reduction for increases in cash flows	-	-
Reduction due to credit impaired securities sold or fully settled	-	(175)
Ending balance of cumulative credit losses recognized in earnings at end of period	$60	$-

In the first nine months of 2017 there were no other-than-temporary impairment credit losses on securities for which we had previously recognized OTTI. For securities that have indications of credit related impairment, management analyzes future expected cash flows to determine if any credit related impairment is evident. Estimated cash flows are determined using management's best estimate of future cash flows based on specific assumptions. The assumptions used to determine the cash flows were based on estimates of loss severity and credit default probabilities. Management reviews reports from credit rating agencies and public filings of issuers.

At September 30, 2017, First Guaranty's exposure to bond issuers that exceeded 10% of shareholders' equity is below:

	At September 30, 2017
(in thousands)	Amortized Cost	Fair Value
Federal Home Loan Bank (FHLB)	$50,393	$49,655
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	51,268	50,979
Federal National Mortgage Association (Fannie Mae-FNMA)	99,145	97,661
Federal Farm Credit Bank (FFCB)	136,922	135,158
Total	$337,728	$333,453

Note 5. Loans

The following table summarizes the components of First Guaranty's loan portfolio as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$108,610	9.8%	$84,239	8.9%
Farmland	29,345	2.6%	21,138	2.2%
1- 4 Family	158,564	14.3%	135,211	14.2%
Multifamily	17,089	1.5%	12,450	1.3%
Non-farm non-residential	508,210	45.6%	417,014	43.9%
Total Real Estate	821,818	73.8%	670,052	70.5%
Non-Real Estate:
Agricultural	29,109	2.6%	23,783	2.5%
Commercial and industrial	209,386	18.8%	193,969	20.4%
Consumer and other	53,606	4.8%	63,011	6.6%
Total Non-Real Estate	292,101	26.2%	280,763	29.5%
Total loans before unearned income	1,113,919	100.0%	950,815	100.0%
Unearned income	(2,128)		(1,894)
Total loans net of unearned income	$1,111,791		$948,921

The following table summarizes fixed and floating rate loans by contractual maturity, excluding nonaccrual loans, as of September 30, 2017 and December 31, 2016 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	September 30, 2017			December 31, 2016
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$102,315	$64,857	$167,172	$97,713	$51,965	$149,678
More Than One to five years	398,112	224,644	622,756	352,000	206,676	558,676
More Than Five to 15 years	131,206	43,175	174,381	115,691	46,116	161,807
Over 15 years	83,606	55,704	139,310	53,150	5,830	58,980
Subtotal	$715,239	$388,380	1,103,619	$618,554	$310,587	929,141
Nonaccrual loans			10,300			21,674
Total loans before unearned income			1,113,919			950,815
Unearned income			(2,128)			(1,894)
Total loans net of unearned income			$1,111,791			$948,921

As of September 30, 2017, $121.8 million of floating rate loans were at their interest rate floor. At December 31, 2016, $127.7 million of floating rate loans were at the floor rate. Nonaccrual loans have been excluded from these totals.

The following tables present the age analysis of past due loans, including loans acquired with deteriorated credit quality, at September 30, 2017 and December 31, 2016:

	As of September 30, 2017
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$160	$376	$536	$108,074	$108,610	$-
Farmland	178	107	285	29,060	29,345	-
1 - 4 family	1,779	2,343	4,122	154,442	158,564	47
Multifamily	-	-	-	17,089	17,089	-
Non-farm non-residential	5,940	773	6,713	501,497	508,210	-
Total Real Estate	8,057	3,599	11,656	810,162	821,818	47
Non-Real Estate:
Agricultural	46	979	1,025	28,084	29,109	362
Commercial and industrial	1,289	6,081	7,370	202,016	209,386	-
Consumer and other	240	50	290	53,316	53,606	-
Total Non-Real Estate	1,575	7,110	8,685	283,416	292,101	362
Total loans before unearned income	$9,632	$10,709	$20,341	$1,093,578	$1,113,919	$409
Unearned income					(2,128)
Total loans net of unearned income					$1,111,791

	As of December 31, 2016
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$173	$585	$758	$83,481	$84,239	$34
Farmland	234	105	339	20,799	21,138	-
1 - 4 family	1,108	2,387	3,495	131,716	135,211	145
Multifamily	-	5,014	5,014	7,436	12,450	-
Non-farm non-residential	1,618	2,753	4,371	412,643	417,014	-
Total Real Estate	3,133	10,844	13,977	656,075	670,052	179
Non-Real Estate:
Agricultural	64	1,958	2,022	21,761	23,783	-
Commercial and industrial	552	8,070	8,622	185,347	193,969	-
Consumer and other	182	981	1,163	61,848	63,011	-
Total Non-Real Estate	798	11,009	11,807	268,956	280,763	-
Total loans before unearned income	$3,931	$21,853	$25,784	$925,031	$950,815	$179
Unearned income					(1,894)
Total loans net of unearned income					$948,921

The tables above include $10.3 million and $21.7 million of nonaccrual loans at September 30, 2017 and December 31, 2016, respectively. See the tables below for more detail on nonaccrual loans.

The following is a summary of nonaccrual loans by class at the dates indicated:

(in thousands)	As of September 30, 2017	As of December 31, 2016
Real Estate:
Construction & land development	$376	$551
Farmland	107	105
1 - 4 family	2,296	2,242
Multifamily	-	5,014
Non-farm non-residential	773	2,753
Total Real Estate	3,552	10,665
Non-Real Estate:
Agricultural	617	1,958
Commercial and industrial	6,081	8,070
Consumer and other	50	981
Total Non-Real Estate	6,748	11,009
Total Nonaccrual Loans	$10,300	$21,674

The following table identifies the credit exposure of the loan portfolio, including loans acquired with deteriorated credit quality, by specific credit ratings as of the dates indicated:

	As of September 30, 2017					As of December 31, 2016
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Construction & land development	$103,954	$114	$4,542	$-	$108,610	$79,069	$1,162	$4,008	$-	$84,239
Farmland	29,228	17	100	-	29,345	20,652	381	105	-	21,138
1 - 4 family	148,981	2,123	7,460	-	158,564	123,191	5,460	6,560	-	135,211
Multifamily	9,680	454	6,955	-	17,089	4,268	1,132	7,050	-	12,450
Non-farm non-residential	487,271	2,535	18,404	-	508,210	392,355	6,406	18,253	-	417,014
Total Real Estate	779,114	5,243	37,461	-	821,818	619,535	14,541	35,976	-	670,052
Non-Real Estate:
Agricultural	28,058	419	632	-	29,109	20,890	920	1,973	-	23,783
Commercial and industrial	188,214	9,977	5,627	5,568	209,386	182,381	850	3,008	7,730	193,969
Consumer and other	53,410	21	175	-	53,606	60,582	1,394	1,035	-	63,011
Total Non-Real Estate	269,682	10,417	6,434	5,568	292,101	263,853	3,164	6,016	7,730	280,763
Total loans before unearned income	$1,048,796	$15,660	$43,895	$5,568	$1,113,919	$883,388	$17,705	$41,992	$7,730	$950,815
Unearned income					(2,128)					(1,894)
Total loans net of unearned income					$1,111,791					$948,921

Purchased Impaired Loans

As part of the acquisition of Premier Bancshares, Inc. on June 16, 2017, First Guaranty purchased credit impaired loans for which there was, at acquisition, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows at September 30, 2017.

(in thousands)	As of September 30, 2017
Real Estate:
Construction & land development	$1,291
Farmland	10
1 - 4 family	295
Multifamily	-
Non-farm non-residential	1,689
Total Real Estate	3,285
Non-Real Estate:
Agricultural	-
Commercial and industrial	1,356
Consumer and other	-
Total Non-Real Estate	1,356
Total Carrying Amount	$4,641
Contractual principal balance	$6,153
Carrying amount, net of allowance	$4,641

For those purchased loans disclosed above, First Guaranty did not increase the allowance for loan losses for the nine months ended September 30, 2017.

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

The accretable yield, or income expected to be collected, on the purchased loans above is as follows at September 30, 2017.

(in thousands)	Nine Months Ended September 30, 2017
Balance, beginning of period	$-
Acquisition accretable yield	1,330
Accretion	(109)
Net transfers from nonaccretable difference to accretable yield	-
Balance, end of period	$1,221

The contractually required payments of purchased impaired loans totaled $8.3 million, while the cash flow expected to be collected at acquisition totaled $6.0 million, and the fair value of the acquired loans totaled $4.6 million.

Note 6. Allowance for Loan Losses

A summary of changes in the allowance for loan losses, by portfolio type, for the nine months ended September 30, 2017 and 2016 are as follows:

	For the Nine Months Ended September 30,
	2017					2016
(in thousands)	Beginning Allowance (12/31/2016)	Charge-offs	Recoveries	Provision	Ending Allowance (9/30/2017)	Beginning Allowance (12/31/2015)	Charge-offs	Recoveries	Provision	Ending Allowance (9/30/2016)
Real Estate:
Construction & land development	$1,232	$-	$43	$(567)	$708	$962	$-	$3	$289	$1,254
Farmland	19	-	-	(13)	6	54	-	-	(35)	19
1 - 4 family	1,204	(1)	36	(151)	1,088	1,771	(192)	33	(182)	1,430
Multifamily	591	-	30	781	1,402	557	-	391	(282)	666
Non-farm non-residential	3,451	(856)	10	956	3,561	3,298	(1,373)	12	1,148	3,085
Total real estate	6,497	(857)	119	1,006	6,765	6,642	(1,565)	439	938	6,454
Non-Real Estate:
Agricultural	74	(103)	131	(4)	98	16	(83)	10	162	105
Commercial and industrial	3,543	(2,254)	21	1,506	2,816	2,527	(542)	15	1,140	3,140
Consumer and other	972	(1,112)	190	584	634	230	(547)	131	738	552
Unallocated	28	-	-	(28)	-	-	-	-	-	-
Total Non-Real Estate	4,617	(3,469)	342	2,058	3,548	2,773	(1,172)	156	2,040	3,797
Total	$11,114	$(4,326)	$461	$3,064	$10,313	$9,415	$(2,737)	$595	$2,978	$10,251

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio. The result is an allocation of the loan loss reserve from one category to another.

A summary of the allowance and loans, including loans acquired with deteriorated credit quality, individually and collectively evaluated for impairment are as follows:

	As of September 30, 2017
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$-	$708	$708	$343	$108,267	$108,610
Farmland	-	6	6	-	29,345	29,345
1 - 4 family	-	1,088	1,088	712	157,852	158,564
Multifamily	-	1,402	1,402	-	17,089	17,089
Non-farm non-residential	437	3,124	3,561	9,360	498,850	508,210
Total Real Estate	437	6,328	6,765	10,415	811,403	821,818
Non-Real Estate:
Agricultural	19	79	98	580	28,529	29,109
Commercial and industrial	1,577	1,239	2,816	6,758	202,628	209,386
Consumer and other	-	634	634	-	53,606	53,606
Unallocated	-	-	-	-	-	-
Total Non-Real Estate	1,596	1,952	3,548	7,338	284,763	292,101
Total	$2,033	$8,280	$10,313	$17,753	$1,096,166	$1,113,919
Unearned Income						(2,128)
Total loans net of unearned income						$1,111,791

	As of December 31, 2016
(in thousands)	Allowance Individually Evaluated For Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated For Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$-	$1,232	$1,232	$361	$83,878	$84,239
Farmland	-	19	19	-	21,138	21,138
1 - 4 family	8	1,196	1,204	1,130	134,081	135,211
Multifamily	164	427	591	5,014	7,436	12,450
Non-farm non-residential	247	3,204	3,451	10,803	406,211	417,014
Total Real Estate	419	6,078	6,497	17,308	652,744	670,052
Non-Real Estate:
Agricultural	11	63	74	1,614	22,169	23,783
Commercial and industrial	2,375	1,168	3,543	8,965	185,004	193,969
Consumer and other	193	779	972	924	62,087	63,011
Unallocated	-	28	28	-	-	-
Total Non-Real Estate	2,579	2,038	4,617	11,503	269,260	280,763
Total	$2,998	$8,116	$11,114	$28,811	$922,004	$950,815
Unearned Income						(1,894)
Total loans net of unearned income						$948,921

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

The following is a summary of impaired loans, excluding loans acquired with deteriorated credit quality, by class as of the date indicated:

	As of September 30, 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$343	$823	$-	$354	$-	$-
Farmland	-	-	-	-	-	-
1 - 4 family	712	754	-	713	19	18
Multifamily	-	-	-	-	-	-
Non-farm non-residential	5,789	5,789	-	5,986	186	216
Total Real Estate	6,844	7,366	-	7,053	205	234
Non-Real Estate:
Agricultural	287	350	-	292	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	287	350	-	292	-	-
Total Impaired Loans with no related allowance	7,131	7,716	-	7,345	205	234

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	-	-	-	-	-	-
Farmland	-	-	-	-	-	-
1 - 4 family	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-
Non-farm non-residential	3,571	3,571	437	3,590	137	123
Total Real Estate	3,571	3,571	437	3,590	137	123
Non-Real Estate:
Agricultural	293	392	19	280	-	-
Commercial and industrial	6,758	9,082	1,577	8,690	51	45
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	7,051	9,474	1,596	8,970	51	45
Total Impaired Loans with an allowance recorded	10,622	13,045	2,033	12,560	188	168

Total Impaired Loans	$17,753	$20,761	$2,033	$19,905	$393	$402

The following is a summary of impaired loans by class as of the date indicated:

	As of December 31, 2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$361	$823	$-	$363	$-	$-
Farmland	-	-	-	-	-	-
1 - 4 family	863	1,196	-	1,044	49	48
Multifamily	-	-	-	-	-	-
Non-farm non-residential	8,501	9,430	-	8,949	196	175
Total Real Estate	9,725	11,449	-	10,356	245	223
Non-Real Estate:
Agricultural	1,603	1,742	-	1,377	30	-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	686	685	-	724	18	12
Total Non-Real Estate	2,289	2,427	-	2,101	48	12
Total Impaired Loans with no related allowance	12,014	13,876	-	12,457	293	235

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	-	-	-	-	-	-
Farmland	-	-	-	-	-	-
1 - 4 family	267	303	8	279	-	-
Multifamily	5,014	5,305	164	5,169	-	-
Non-farm non-residential	2,302	2,296	247	2,334	119	113
Total Real Estate	7,583	7,904	419	7,782	119	113
Non-Real Estate:
Agricultural	11	11	11	11	-	-
Commercial and industrial	8,965	9,117	2,375	9,379	72	72
Consumer and other	238	244	193	289	8	7
Total Non-Real Estate	9,214	9,372	2,579	9,679	80	79
Total Impaired Loans with an allowance recorded	16,797	17,276	2,998	17,461	199	192

Total Impaired Loans	$28,811	$31,152	$2,998	$29,918	$492	$427

Troubled Debt Restructurings

A troubled debt restructuring ("TDR") is considered such if the lender for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. The modifications to First Guaranty's TDRs were concessions on either the interest rate charged or the amortization. The effect of the modifications to First Guaranty was a reduction in interest income. These loans have an allocated reserve in First Guaranty's allowance for loan losses. First Guaranty has not restructured any loans that are considered TDRs in the nine months ended September 30, 2017.

The following table identifies the TDRs as of September 30, 2017 and December 31, 2016:

	September 30, 2017				December 31, 2016
	Accruing Loans				Accruing Loans
(in thousands)	Current	30-89 Days Past Due	Nonaccrual	Total TDRs	Current	30-89 Days Past Due	Nonaccrual	Total TDRs
Real Estate:
Construction & land development	$-	$-	$343	$343	$-	$-	$361	$361
Farmland	-	-	-	-	-	-	-	-
1-4 Family	-	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-	-
Non-farm non residential	2,138	-	-	2,138	2,987	-	100	3,087
Total Real Estate	2,138	-	343	2,481	2,987	-	461	3,448
Non-Real Estate:
Agricultural	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-	-	-
Total	$2,138	$-	$343	$2,481	$2,987	$-	$461	$3,448

The following table discloses TDR activity for the nine months ended September 30, 2017.

	Troubled Debt Restructured Loans Activity Nine Months Ended September 30, 2017
(in thousands)	Beginning balance December 31, 2016	New TDRs	Charge-offs post-modification	Transferred to ORE	Paydowns	Construction to permanent financing	Restructured to market terms	Other adjustments	Ending balance September 30, 2017
Real Estate:
Construction & land development	$361	$-	$-	$-	$(18)	$-	$-	$-	$343
Farmland	-	-	-	-	-	-	-	-	-
1 - 4 family	-	-	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-	-	-
Non-farm non-residential	3,087	-	(102)	-	(849)	-	-	2	2,138
Total Real Estate	3,448	-	(102)	-	(867)	-	-	2	2,481
Non-Real Estate:
Agricultural	-	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-	-	-	-
Total	$3,448	$-	$(102)	$-	$(867)	$-	$-	2	$2,481

There were no commitments to lend additional funds to debtors whose terms have been modified in a TDR at September 30, 2017.

Note 7. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to impairment testing. Other intangible assets continue to be amortized over their useful lives. First Guaranty's goodwill is the difference in purchase price over the fair value of net assets acquired from its acquisition of Homestead Bancorp in 2007 and Premier Bancshares, Inc. in 2017. Goodwill totaled $4.1 million at September 30, 2017 and  $2.0 million at December 31, 2016. No impairment charges have been recognized on First Guaranty's intangible assets. Loan servicing assets increased $1.1 million to $1.2 million at September 30, 2017 compared to December 31, 2016. Other intangible assets recorded include core deposit intangibles, which are subject to amortization. The weighted-average amortization period remaining for First Guaranty's core deposit intangibles is 9.8 years at September 30, 2017. The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions. The goodwill and other intangibles arising from the Premier acquisition are estimates and are subject to change.

Note 8. Other Real Estate (ORE)

Other real estate owned consists of the following at the dates indicated:

(in thousands)	September 30, 2017	December 31, 2016
Real Estate Owned Acquired by Foreclosure:
Residential	$23	$71
Construction & land development	319	-
Non-farm non-residential	954	288
Total Other Real Estate Owned and Foreclosed Property	$1,296	$359

Loans secured by one-to-four family residential properties in the process of foreclosure totaled $0.2 million as of September 30, 2017.

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

Below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at September 30, 2017 and December 31, 2016:

Contract Amount

(in thousands)	September 30, 2017	December 31, 2016
Commitments to Extend Credit	$59,485	$56,910
Unfunded Commitments under lines of credit	$106,571	$128,428
Commercial and Standby letters of credit	$8,613	$6,602

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

While the final outcome of legal proceedings is inherently uncertain, based on information currently available as of September 30, 2017, any incremental liability arising from First Guaranty's legal proceedings will not have a material adverse effect on First Guaranty's financial position or results of operations.

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified within Level 3 in First Guaranty's portfolio as of September 30, 2017 include municipal bonds and an equity security.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	September 30, 2017	December 31, 2016
Available for Sale Securities Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$11,096	$30,487
Level 2: Significant Other Observable Inputs	348,079	347,586
Level 3: Significant Unobservable Inputs	27,871	19,400
Securities available for sale measured at fair value	$387,046	$397,473

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

The change in Level 1 securities available for sale from December 31, 2016 to September 30, 2017 was due principally to a net decrease in Treasury bills of $19.4 million. The change in Level 2 securities available for sale from December 31, 2016 to September 30, 2017 was due principally to the purchase of government agency securities partially offset by the sale of corporate bond securities. The change in Level 3 securities available for sale from December 31, 2016 to September 30, 2017 was due principally to the purchase of $11.8 million in municipal securities partially offset by the paydown of $3.2 million in municipal securities.

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of September 30, 2017 and December 31, 2016, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At September 30, 2017	At December 31, 2016
Impaired Loans - Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$-	$-
Level 2: Significant Other Observable Inputs	-	259
Level 3: Significant Unobservable Inputs	12,293	18,559
Impaired loans measured at fair value	$12,293	$18,818

Other Real Estate Owned - Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$-	$-
Level 2: Significant Other Observable Inputs	1,296	226
Level 3: Significant Unobservable Inputs	-	133
Other real estate owned measured at fair value	$1,296	$359

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

Other Unrecognized Financial Instruments.

The fair value of commitments to extend credit is estimated using the fees charged to enter into similar legally binding agreements, taking into account the remaining terms of the agreements and customers' credit ratings. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. Noninterest-bearing deposits are held at cost. The fair values of letters of credit are based on fees charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2017 and December 31, 2016 the fair value of guarantees under commercial and standby letters of credit was not material.

The estimated fair values and carrying values of the financial instruments at September 30, 2017 and December 31, 2016 are presented in the following table:

	September 30, 2017		December 31, 2016
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Cash and cash equivalents	$23,861	$23,861	$18,111	$18,111
Securities, available for sale	387,046	387,046	397,473	397,473
Securities, held to maturity	107,899	106,821	101,863	99,906
Federal Home Loan Bank stock	2,343	2,343	1,816	1,816
Loans, net	1,104,092	1,097,777	937,807	937,495
Accrued interest receivable	7,508	7,508	7,039	7,039

Liabilities
Deposits	$1,497,080	$1,498,807	$1,326,181	$1,325,972
Borrowings	31,008	31,029	28,600	28,625
Junior subordinated debentures	14,655	14,243	14,630	13,909
Accrued interest payable	2,363	2,363	1,931	1,931

There is no material difference between the contract amount and the estimated fair value of off-balance sheet items that are primarily comprised of short-term unfunded loan commitments that are generally at market prices.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of First Guaranty's financial condition and results of operations is intended to highlight the significant factors affecting First Guaranty's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data at September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly First Guaranty's financial position and results of operations for such periods.

Special Note Regarding Forward-Looking Statements

Congress passed the Private Securities Litigation Act of 1995 in an effort to encourage corporations to provide information about a company's anticipated future financial performance. This act provides a safe harbor for such disclosure, which protects us from unwarranted litigation, if actual results are different from management expectations. This discussion and analysis contains forward-looking statements and reflects management's current views and estimates of future economic circumstances, industry conditions, company performance and financial results. The words "may," "should," "expect," "anticipate," "intend," "plan," "continue," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a number of factors and uncertainties, including, changes in general economic conditions, either nationally or in our market areas, that are worse than expected; competition among depository and other financial institutions; inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments; adverse changes in the securities markets; changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements; our ability to enter new markets successfully and capitalize on growth opportunities; our ability to successfully integrate acquired entities; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board; changes in our organization, compensation and benefit plans; changes in our financial condition or results of operations that reduce capital available to pay dividends; and changes in the financial condition or future prospects of issuers of securities that we own, which could cause our actual results and experience to differ from the anticipated results and expectations, expressed in such forward-looking statements.

Third Quarter and Nine Months Ended September 30, 2017 Financial Overview

First Guaranty Bancshares, Inc. is a Louisiana corporation and a bank holding company headquartered in Hammond, Louisiana. First Guaranty Bank, the wholly-owned subsidiary of First Guaranty Bancshares, Inc., is a Louisiana chartered commercial bank that provides personalized commercial banking services primarily to Louisiana and Texas customers through 27 banking facilities primary located throughout Southeast, Southwest and North Louisiana and in North Central Texas. We emphasize personal relationships and localized decision making to ensure that products and services are matched to customer needs. First Guaranty competes for business principally on the basis of personal service to customers, customer access to officers and directors and competitive interest rates and fees.

Financial highlights for the third quarter and nine months ended September 30, 2017 and 2016 are as follows:

●
During the fourth quarter of 2017, First Guaranty elected to become a financial holding company as part of its strategy to engage in activities that are financial in nature or incidental to financial activity in the future. The Federal Reserve Bank of Atlanta did not object to such election.

●
First Guaranty completed its merger with Premier and its wholly owned subsidiary, Synergy Bank, on June 16, 2017. First Guaranty acquired an estimated total of $158.3 million in assets and assumed an estimated $137.4 million in liabilities. First Guaranty issued 397,988 shares of its common stock at a price of $25.86 and paid $10.3 million in cash to Premier shareholders. Total consideration was $21.0 million. First Guaranty acquired an estimated total of $127.6 million in loans, securities of $5.9 million, cash and due from banks of $4.5 million, Fed funds sold of $2.9 million, premises of $9.5 million, other real estate owned of $0.2 million and other assets that totaled $1.9 million. Intangibles recorded from the transaction were an estimated total of $4.8 million, including estimated goodwill of $2.1 million. Total assumed liabilities included estimated deposits of $127.2 million, an estimated FHLB advance of $9.7 million and other liabilities of $0.4 million.

●
Total assets were $1.7 billion at September 30, 2017 and $1.5 billion at December 31, 2016. Total loans were $1.1 billion at September 30, 2017, an increase of $162.9 million, or 17.2%, compared with December 31, 2016, with most of the total loan growth attributed to the Premier acquisition. Total deposits were $1.5 billion at September 30, 2017, an increase of $170.9 million compared to $1.3 billion at December 31, 2016. Shareholders' equity was $142.8 million and $124.3 million at September 30, 2017 and December 31, 2016, respectively.

●
Net income for the third quarter of 2017 and 2016 was $3.1 million and $3.4 million, respectively. Net income for the nine months ended September 30, 2017 was $9.2 million compared to $10.9 million for the nine months ended September 30, 2016. A decrease in gains on securities sales of $1.1 million and $2.8 million for the three and nine months ended September 30, 2017 from the prior year periods was a major factor in the decreases.

●
Earnings per common share were $0.38 and $0.44 for the third quarter of 2017 and 2016, respectively, and $1.19 and $1.44 for the nine months ended September 30, 2017 and 2016, respectively.  Total shares outstanding were 8,007,182 at September 30, 2017 compared to 7,609,194 at September 30, 2016.  The change in shares was due to First Guaranty's acquisition of Premier in June 2017.

●
Net interest income for the third quarter of 2017 was $13.9 million compared to $12.1 million for the same period in 2016. Net interest income for the nine months ended September 30, 2017 was $39.3 million compared to $36.2 million for the same period in 2016.

●
The provision for loan losses for the third quarter of 2017 was $1.1 million compared to $1.2 million for the same period in 2016. The provision for loan losses for the nine months ended September 30, 2017 was $3.1 million compared to $3.0 million for the same period in 2016.

●
Noninterest expense for the third quarter of 2017 and 2016 was $10.1 million and $8.3 million, respectively. Noninterest expense for the nine months ended September 30, 2017 was $28.2 million compared to $24.7 million for the same period in 2016. The increase in the third quarter of 2017 as compared to the prior year period included non-recurring expenses consisting of $329,000 in pre-tax expenses related to the acquisition/merger with Premier. Expenses related to the aforementioned merger for the nine months ended September 30, 2017 totaled $877,000 pre-tax.

●
The net interest margin for the three months ended September 30, 2017 was 3.37% which was a decrease of four basis points from the net interest margin of 3.41% for the same period in 2016. The net interest margin for the first nine months of 2017 was 3.35% which was a decrease of three basis points from the net interest margin of 3.38% for the first nine months of 2016. First Guaranty attributed the decrease in the net interest margin to a rise in interest expense associated with deposits. Loans as a percentage of average interest earning assets increased to 65.4% at September 30, 2017 compared to 60.8% at September 30, 2016.

●
Investment securities totaled $494.9 million at September 30, 2017, a decrease of $4.4 million when compared to $499.3 million at December 31, 2016. At September 30, 2017, available for sale securities, at fair value, totaled $387.0 million, a decrease of $10.4 million when compared to $397.5 million at December 31, 2016. At September 30, 2017, held to maturity securities, at amortized cost, totaled $107.9 million, an increase of $6.0 million when compared to $101.9 million at December 31, 2016.

●
Total loans net of unearned income were $1.1 billion at September 30, 2017 compared to $948.9 million at December 31, 2016. The net loan portfolio at September 30, 2017 totaled $1.1 billion, a net increase of $163.7 million from the December 31, 2016 net loan portfolio balance of $937.8 million. Total loans net of unearned income are reduced by the allowance for loan losses which totaled $10.3 million at September 30, 2017 and $11.1 million at December 31, 2016.

●
Total impaired loans decreased $11.0 million to $17.8 million at September 30, 2017 compared to $28.8 million at December 31, 2016. Impaired loans decreased $8.9 million during the third quarter of 2017 from $26.6 million at June 30, 2017.

●
Nonaccrual loans decreased $11.4 million to $10.3 million at September 30, 2017 compared to $21.7 million at December 31, 2016. Nonaccrual loans decreased $8.8 million during the third quarter of 2017 from $19.1 million at June 30, 2017.

●
Return on average assets for the three months ended September 30, 2017 and 2016 was 0.72% and 0.93%, respectively. Return on average assets for the nine months ended September 30, 2017 and 2016 was 0.76% and 1.00%, respectively. Return on average common equity for the three months ended September 30, 2017 and 2016 was 8.51% and 10.39%, respectively. Return on average common equity for the nine months ended September 30, 2017 and 2016 was 9.27% and 11.66%, respectively. Return on average assets is calculated by dividing annualized net income before preferred dividends by average assets.  Return on average common equity is calculated by dividing annualized net income available to common shareholders by average common equity.

●
Book value per common share was $17.83 as of September 30, 2017 compared to $16.97 as of September 30, 2016. The increase in book value was due primarily to the issuance of 397,988 shares related to the acquisition of Premier, the changes in accumulated other comprehensive income/loss ("AOCI") and an increase in retained earnings. AOCI is comprised of unrealized gains and losses on available for sale securities.

●
First Guaranty's Board of Directors declared cash dividends of $0.16 per common share in the third quarter of 2017 and 2016, respectively. First Guaranty has paid 97 consecutive quarterly dividends as of September 30, 2017.

Financial Condition

Changes in Financial Condition from December 31, 2016 to September 30, 2017

First Guaranty completed the acquisition of Premier Bancshares, Inc. and its wholly owned subsidiary Synergy Bank, S.S.B. on June 16, 2017. This acquisition added five branches, an estimated $127.2 million in deposits, and an estimated $127.6 million in loans to First Guaranty's balance sheet. The results of operations since the date of acquisition reflect the impact of the transaction.

General

Total assets at September 30, 2017 were $1.7 billion, an increase of $190.5 million, or 12.7%, from December 31, 2016. Assets increased primarily due to increases in net loans of $163.7 million, net premises and equipment of $12.9 million and cash and cash equivalents of $5.8 million during the nine months ended September 30, 2017, a substantial portion of which was due to the Premier acquisition.

Loans

Net loans increased $163.7 million, or 17.5%, to $1.1 billion at September 30, 2017 from $937.8 million at December 31, 2016. The acquisition of Premier contributed $114.6 million in new loans while First Guaranty's legacy portfolio grew by $49.1 million. Acquired loans from Premier included $61.5 million in non-farm non-residential loans, $17.3 million in one-to four-family residential loans, $17.2 million in construction and land development loans, $13.1 million in commercial and industrial loans, $3.5 million in multifamily loans, $1.0 million in farmland loans and $0.9 million in consumer and other loans at September 30, 2017.

Total net loans increased during the first nine months of 2017 primarily due to a $91.2 million increase in non-farm non-residential loans, a $24.4 million increase in construction and land development loans, a $23.4 million increase in one-to-four family residential loans, a $15.4 million increase in commercial and industrial loans, a $8.2 million increase in farmland loans, a $5.3 million increase in agricultural loans and a $4.6 million increase in multifamily loans, partially offset by a decrease of $9.4 million in consumer and other loans. Non-farm non-residential loan balances increased primarily due to local originations and the acquisition of loans from Premier. Construction and land development loans increased principally due to the funding of unfunded commitments on various construction projects. One-to four-family residential loans increased primarily due to the continued growth in local loan originations and acquired loans. Commercial and industrial loans increased primarily due to acquired loans from Premier and due to growth in First Guaranty's legacy portfolio and syndicated loan portfolio. Farmland loans increased due to seasonal fundings on agricultural loan commitments. Agricultural loans increased primarily due to seasonal activity. Multifamily loans increased primarily due to acquired loans from Premier. Consumer and other loans decreased due to the sale of the government guaranteed student loans acquired from Premier and paydowns on commercial leases. First Guaranty had approximately 2.4% of funded and 0.5% of unfunded commitments in our loan portfolio to businesses engaged in support or service activities for oil and gas operations. The balances in this portfolio were not materially changed by the Premier acquisition. Syndicated loans at September 30, 2017 were $84.3 million, all of which were shared national credits. Syndicated loans increased $1.5 million from $82.8 million at December 31, 2016.

As of September 30, 2017, 73.8% of our loan portfolio was secured by real estate. There are no significant concentrations of credit to any individual borrower. The largest portion of our loan portfolio, at 45.6% as of September 30, 2017, was non-farm non-residential loans secured by real estate. Approximately 35.2% of the loan portfolio was based on a floating rate tied to the prime rate or LIBOR as of September 30, 2017. 71.6% of the loan portfolio is scheduled to mature within five years from September 30, 2017.

First Guaranty acquired in the Premier acquisition a portfolio of loans comprised of loans guaranteed principally by the U.S. Small Business Administration ("SBA") or by the U.S. Department of Agriculture ("USDA") and the unguaranteed portion of SBA and USDA loans for which the guaranteed portion had been sold into the secondary market. At September 30, 2017, First Guaranty's balance of SBA and USDA loans was $36.0 million of which $10.7 million retained the government guarantee and $25.3 million was the unguaranteed residual balance. At September 30, 2017, First Guaranty also serviced 59 SBA and USDA loans that totaled $51.7 million. First Guaranty receives servicing fee income on this portfolio.

Net loans are reduced by the allowance for loan losses which totaled $10.3 million at September 30, 2017 and $11.1 million at December 31, 2016. Loan charge-offs were $4.3 million during the first nine months of 2017 and $2.7 million during the same period in 2016. Recoveries totaled $0.5 million during the first nine months of 2017 and $0.6 million during the same period in 2016. See Note 5 of the Notes to Consolidated Financial Statements for more information on loans and Note 6 for information on the allowance for loan losses.

Investment Securities

Investment securities at September 30, 2017 totaled $494.9 million, a decrease of $4.4 million compared to $499.3 million at December 31, 2016. The decrease was primarily attributed to First Guaranty's strategy to transition assets from securities to the loan portfolio. The investment portfolio consisted of available-for-sale securities at fair market value for a total of $387.0 million at September 30, 2017 and held-to-maturity securities at amortized cost of $107.9 million at September 30, 2017.

Our investment securities portfolio is comprised of both available-for-sale securities and securities that we intend to hold to maturity. We purchase securities for our investment portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and to meet pledging requirements for public funds and borrowings.

The securities portfolio consists principally of U.S. Government and Government agency securities, agency mortgage-backed securities, corporate debt securities and municipal bonds. U.S. government agencies consist of FHLB, FFCB, Freddie Mac, and Fannie Mae obligations. The mortgage-backed securities that we purchased were issued by Freddie Mac and Fannie Mae.  The securities portfolio provides First Guaranty with a balance to credit risk when compared to other categories of assets. Management monitors the securities portfolio for both credit and interest rate risk. First Guaranty generally limits the purchase of corporate securities to individual issuers to manage concentration and credit risk. Corporate securities generally have a maturity of 10 years or less. U.S. Government securities consist of U.S. Treasury bills that have maturities of less than 30 days. Municipal securities usually have maturities of 15 years or less. Government agency securities generally have maturities of 15 years or less. Agency mortgage backed securities have stated final maturities of 15 to 20 years.

Our available-for-sale securities portfolio totaled $387.0 million at September 30, 2017, a decrease of $10.4 million, or 2.6%, compared to $397.5 million at December 31, 2016. The decrease was primarily due to the sale of $112.5 million in U.S. Government agency and U.S. Treasury securities and $26.2 million in corporate securities in the first nine months of 2017 for which the proceeds were used to fund loan growth. Partially offsetting this decrease was the purchase of U.S. government agency securities used to collateralize public funds deposits. Acquired securities from Premier totaled $5.9 million and included $4.5 million in mortgage-backed securities and $1.4 million in collateralized mortgage obligations.

Our held-to-maturity securities portfolio had an amortized cost of $107.9 million at September 30, 2017, an increase of $6.0 million, or 5.9%, compared to $101.9 million at December 31, 2016. The increase was primarily due to the purchase of $10.0 million in U.S. Government agency securities and $5.3 million in municipal securities used to collateralize public funds deposits. Partially offsetting this increase were early payoffs of existing securities and the continued amortization of our mortgage-backed securities.

At September 30, 2017, $19.3 million, or 3.9%, of the securities portfolio was scheduled to mature in less than one year. $77.6 million, or 15.7%, of the securities portfolio was scheduled to mature between one and five years. Securities, not including collateralized mortgage obligations and mortgage-backed securities, with contractual maturity dates over 10 years totaled $35.3 million, or 7.1%, of the total securities portfolio at September 30, 2017. The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates. Prepayments of mortgages that collateralize mortgage-backed securities also affect the maturity of the securities portfolio. Based on internal forecasts as of September 30, 2017, management believes that the securities portfolio has a forecasted weighted average life of approximately 6.2 years based on the current interest rate environment. A parallel interest rate shock of 400 basis points is forecasted to increase the weighted average life of the portfolio to approximately 6.6 years. The portfolio had an estimated effective duration of 4.0 years at September 30, 2017.

There was no credit related other-than-temporary impairment of securities losses recognized during the nine months ended September 30, 2017 or September 30, 2016.

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

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

(in thousands)	September 30, 2017	December 31, 2016
Nonaccrual loans:
Real Estate:
Construction and land development	$376	$551
Farmland	107	105
1 - 4 family residential	2,296	2,242
Multifamily	-	5,014
Non-farm non-residential	773	2,753
Total Real Estate	3,552	10,665
Non-Real Estate:
Agricultural	617	1,958
Commercial and industrial	6,081	8,070
Consumer and other	50	981
Total Non-Real Estate	6,748	11,009
Total nonaccrual loans	10,300	21,674

Loans 90 days and greater delinquent & accruing:
Real Estate:
Construction and land development	-	34
Farmland	-	-
1 - 4 family residential	47	145
Multifamily	-	-
Non-farm non-residential	-	-
Total Real Estate	47	179
Non-Real Estate:
Agricultural	362	-
Commercial and industrial	-	-
Consumer and other	-	-
Total Non-Real Estate	362	-
Total loans 90 days and greater delinquent & accruing	409	179

Total non-performing loans	10,709	21,853

Real Estate Owned:
Real Estate Loans:
Construction and land development	319	-
Farmland	-	-
1 - 4 family residential	23	71
Multifamily	-	-
Non-farm non-residential	954	288
Total Real Estate	1,296	359
Non-Real Estate Loans:
Agricultural	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total Non-Real Estate	-	-
Total Real Estate Owned	1,296	359

Total non-performing assets	$12,005	$22,212

Non-performing assets to total loans	1.08%	2.34%
Non-performing assets to total assets	0.71%	1.48%
Non-performing loans to total loans	0.96%	2.30%

At September 30, 2017, nonperforming assets totaled $12.0 million, or 0.71% of total assets, compared to $22.2 million, or 1.48%, of total assets at December 31, 2016, which represented a decrease of $10.2 million, or 46.0%. The decrease in non-performing assets occurred primarily as a result of a decrease in non-accrual loans from $21.7 million at December 31, 2016 to $10.3 million at September 30, 2017. The decrease in non-accrual loans was concentrated primarily in multifamily loans, commercial and industrial loans, non-farm non-residential loans, agricultural loans and consumer and other loans. The decrease in multifamily loans included a $4.9 million loan that was returned to accrual status after observing reasonable payment performance over the last 24 months and a $2.2 million partial charge off of a non-performing commercial and industrial loan. The decrease in non-accrual loans was partially offset by an increase in loans 90 days and greater still accruing of $0.2 million. First Guaranty acquired $0.1 million in non-accrual loans from Premier and $1.0 million in government guaranteed student loans that were 90 day plus and still accruing. These loans were sold during the third quarter of 2017. First Guaranty acquired $0.2 million in other real estate owned from Premier.

At September 30, 2017, nonaccrual loans totaled $10.3 million, a decrease of $11.4 million, or 52.5%, compared to nonaccrual loans of $21.7 million at December 31, 2016. The primary reduction in non-accrual loans occurred due to charge offs on existing loans, a $4.9 million multifamily loan that was returned to accrual status and principal reductions on government guaranteed agricultural loans. Nonaccrual loans were concentrated in three loan relationships that totaled $6.2 million, or 60.2%, of nonaccrual loans at September 30, 2017.

At September 30, 2017, loans 90 days or greater delinquent and still accruing totaled $0.4 million, an increase of $0.2 million compared to $0.2 million at December 31, 2016. These loans were comprised of a $0.4 million agricultural loan and a $47,000 one-to four-family loan at September 30, 2017.

Other real estate owned at September 30, 2017 totaled $1.3 million, an increase of $0.9 million from $0.4 million at December 31, 2016. The increase in other real estate owned was primarily due to the addition of a $0.8 million non-farm non-residential property.

At September 30, 2017, our largest non-performing assets were comprised of the following non-accrual loans and other real estate owned: (1) a commercial and industrial loan that totaled $5.6 million that is a shared national credit involved in oil and gas support and service activity with a specific reserve of $1.5 million; (2) a construction and land development loan that totaled $0.3 million;  (3) an agricultural loan that totaled $0.3 million; and (4) a $0.8 million non-farm non-residential property. The commercial and industrial and agricultural loans have been charged down to their estimated fair value.

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

The following is a summary of loans restructured as TDRs at September 30, 2017 and December 31, 2016:

(in thousands)	September 30, 2017	December 31, 2016
Restructured Loans:
In Compliance with Modified Terms	$2,138	$2,987
Past Due 30 through 89 days and still accruing	-	-
Past Due 90 days and greater and still accruing	-	-
Nonaccrual	343	361
Restructured Loans that subsequently defaulted	-	100
Total Restructured Loans	$2,481	$3,448

At September 30, 2017, we had two outstanding TDRs: (1) a $2.1 million non-farm non-residential loan secured by commercial real estate, which is performing in accordance with its modified terms; and (2) a $0.3 million construction and land development loan secured by raw land that is on non-accrual. The restructuring of these loans was related to interest rate or amortization concessions. The decline in TDRs over the first nine months of 2017 occurred primarily due to paydowns on the $2.1 million TDR that is in compliance with its modified terms and the charge off of a $0.1 million TDR that subsequently defaulted and was placed on non-accrual.

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

The allowance for loan losses was $10.3 million or 0.93% of total loans and 96.3% of nonperforming loans at September 30, 2017. The allowance for loan losses as a percentage of total loans was 1.03% prior to the inclusion of the acquired loans from Premier.

Comparing September 30, 2017 to December 31, 2016, the decrease in the allowance was primarily attributed to the decrease in the specific reserve associated with a nonperforming commercial and industrial loan. The decrease in the specific reserve was due to a $2.2 million partial charge off related to the credit. There were changes within the specific components of the allowance balance. The primary change was a decrease in the balance associated with commercial and industrial, construction and land development and consumer and other loans. This decrease was partially offset by an increase in multifamily loans and non-farm non-residential loans. Special mention loans decreased by $2.0 million during the first nine months of 2017. Substandard loans increased by $1.9 million during the first nine months of 2017, due primarily to the addition of loans acquired in the Premier acquisition with deteriorated credit quality. Doubtful loans decreased $2.2 million during the first nine months of 2017, due to the partial charge off on a nonperforming commercial and industrial loan.

First Guaranty charged off $4.3 million in loan balances during the first nine months of 2017. The charged-off loan balances were concentrated in seven loan relationships which totaled $3.8 million or 87.7% of the total charged off amount. The details of the $4.3 million in charged off loans were as follows:

1.	First Guaranty charged off $0.1 million on a non-real estate commercial lease in the first quarter of 2017. This loan had no remaining principal balance at September 30, 2017.
2.	First Guaranty charged off $0.7 million on a non-real estate commercial lease in the second quarter of 2017. This loan had no remaining principal balance at September 30, 2017.
3.	First Guaranty charged off $0.5 million on a non-farm non-residential real estate loan in the second quarter of 2017. This loan had no remaining principal balance at September 30, 2017.
4.	First Guaranty charged off $0.1 million on a non-farm non-residential real estate loan in the second quarter of 2017. This loan had a $37,000 remaining principal balance at September 30, 2017.
5.
First Guaranty charged off $2.2 million on a commercial and industrial loan relationship in the third quarter of 2017. This relationship had a remaining principal balance of $5.6 million at September 30, 2017.

6.	First Guaranty charged off $0.1 million on a non-farm non-residential loan in the third quarter of 2017. This loan had no remaining principal balance at September 30, 2017.
7.	First Guaranty charged off $0.1 million on a non-farm non-residential loan in the third quarter of 2017. This loan had no remaining principal balance at September 30, 2017.
8.	Smaller loans and overdrawn deposit accounts comprised the remaining $0.5 million of charge-offs for the first nine months of 2017.

The provision for loan losses increased to $3.1 million in the first nine months of 2017 from $3.0 million for the same period in 2016. The provision in the first nine months of 2017 was taken to provide for current loan and deposit losses and to maintain the allowance proportionate to risks inherent in the loan portfolio. Total charge-offs were $4.3 million for the first nine months of 2017 and $2.7 million for the same period in 2016.  Recoveries totaled $0.5 million during the first nine months of 2017 and $0.6 million during the first nine months of 2016. For more information, see Note 6 to Consolidated Financial Statements.

Other information related to the allowance for loan losses is as follows:

(in thousands)	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Loans:
Average outstanding balance	$1,027,382	$869,325
Balance at end of period	$1,111,791	$910,745

Allowance for Loan Losses:
Balance at beginning of year	$11,114	$9,415
Charge-offs	(4,326)	(2,737)
Recoveries	461	595
Provision	3,064	2,978
Balance at end of period	$10,313	$10,251

Deposits

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. We regularly assess our funding needs, deposit pricing and interest rate outlooks. From December 31, 2016 to September 30, 2017, total deposits increased $170.9 million, or 12.9%, to $1.5 billion. Acquired deposits from the Premier acquisition totaled $127.1 million which included $27.6 million in noninterest-bearing demand deposits, $31.3 million in interest bearing demand deposits, $4.8 million in savings deposits, and $63.3 million in time deposits at September 30, 2017. Noninterest-bearing demand deposits increased $25.5 million during the first nine months of 2017 to $256.6 million at September 30, 2017. Interest-bearing demand deposits increased $32.5 million, or 6.8%, during the first nine months of 2017 to $512.3 million at September 30, 2017. Time deposits increased $104.1 million, or 20.1% to $622.1 million at September 30, 2017 compared to $518.0 million at December 31, 2016. At September 30, 2017, we had $90.5 million in brokered deposits. As we seek to strengthen our net interest margin and improve our earnings, attracting noninterest-bearing deposits will be a primary emphasis. Management will continue to evaluate and update our product mix in its efforts to attract additional customers. We currently offer a number of deposit products that are competitively priced and designed to attract and retain customers with primary emphasis on noninterest-bearing deposits.

As of September 30, 2017, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $444.7 million. At September 30, 2017, approximately $241.7 million of First Guaranty's certificates of deposit had a remaining term greater than one year.

The following table compares deposit categories for the periods indicated.

Total Deposits	For the Nine Months Ended September 30,			For the Years Ended December 31,
	2017			2016			2015
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$240,923	16.7%	0.0%	$221,634	17.2%	0.0%	$211,584	15.9%	0.0%
Interest-bearing Demand	534,898	37.1%	1.0%	415,410	32.3%	0.6%	401,617	30.2%	0.4%
Savings	101,581	7.1%	0.2%	89,279	7.0%	0.1%	77,726	5.8%	0.0%
Time	563,076	39.1%	1.2%	558,982	43.5%	1.1%	640,134	48.1%	1.1%
Total Deposits	$1,440,478	100.0%	0.8%	$1,285,305	100.0%	0.7%	$1,331,061	100.0%	0.6%

Individual and Business Deposits	For the Nine Months Ended September 30,			For the Years Ended December 31,
	2017			2016			2015
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$236,484	28.4%	0.0%	$217,245	30.1%	0.0%	$207,334	27.6%	0.0%
Interest-bearing Demand	175,694	21.1%	0.6%	117,221	16.2%	0.3%	112,864	15.0%	0.2%
Savings	81,341	9.8%	0.1%	72,647	10.0%	0.1%	65,775	8.7%	0.1%
Time	339,029	40.7%	1.3%	316,191	43.7%	1.3%	366,244	48.7%	1.4%
Total Individual and Business Deposits	$832,548	100.0%	0.7%	$723,304	100.0%	0.6%	$752,217	100.0%	0.7%

Public Fund Deposits	For the Nine Months Ended September 30,			For the Years Ended December 31,
	2017			2016			2015
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$4,439	0.7%	0.0%	$4,389	0.8%	0.0%	$4,250	0.7%	0.0%
Interest-bearing Demand	359,204	59.1%	1.2%	298,189	53.0%	0.8%	288,753	49.9%	0.4%
Savings	20,240	3.3%	0.8%	16,632	3.0%	0.3%	11,951	2.1%	0.0%
Time	224,047	36.9%	1.0%	242,791	43.2%	0.8%	273,890	47.3%	0.7%
Total Public Fund Deposits	$607,930	100.0%	1.1%	$562,001	100.0%	0.8%	$578,844	100.0%	0.5%

The following table sets forth the distribution of our time deposit accounts.

(in thousands)	September 30, 2017
Time deposits of less than $100,000	$177,409
Time deposits of $100,000 through $250,000	151,349
Time deposits of more than $250,000	293,304
Total Time Deposits	$622,062

At September 30, 2017, public funds deposits totaled $593.5 million compared to $556.9 million at December 31, 2016. Public fund time deposits totaled $253.7 million at September 30, 2017 compared to $208.3 million at December 31, 2016. We have developed a program for the retention and management of public funds deposits. Since 2012, we have maintained public funds deposits in excess of $400.0 million. These deposits are from public entities such as school districts, hospital districts, sheriff departments and municipalities. $541.9 million, or 91%, of these accounts at September 30, 2017, are under fiscal agency agreements with terms of three years or less. Deposits under fiscal agency agreements are generally stable but public entities may maintain the ability to negotiate term deposits on a specific basis including with other financial institutions. Three of these relationships account for approximately 40% of public fund deposits that are under fiscal agency agreements. These deposits generally have stable balances as we maintain both operating accounts and time deposits for these entities. There is a seasonal component to public deposit levels associated with annual tax collections. Public funds will increase at the end of the year and during the first quarter. Public funds deposit accounts are collateralized by FHLB letters of credit, by Louisiana municipal bonds and by eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac. We invest the majority of these public deposits in our investment portfolio, but have increasingly invested more public funds into loans during the last three years.

The following table sets forth public funds as a percent of total deposits.

(in thousands except for %)	September 30, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
Public Funds:
Noninterest-bearing Demand	$4,764	$4,114	$4,906	$3,241	$3,016
Interest-bearing Demand	314,468	324,356	296,416	321,382	296,739
Savings	20,581	20,116	14,667	10,142	7,209
Time	253,730	208,330	252,688	266,743	208,614
Total Public Funds	$593,543	$556,916	$568,677	$601,508	$515,578
Total Deposits	$1,497,080	$1,326,181	$1,295,870	$1,371,839	$1,303,099
Total Public Funds as a percent of Total Deposits	39.6%	42.0%	43.9%	43.9%	39.6%

Borrowings

First Guaranty maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. First Guaranty had $7.5 million in short-term borrowings outstanding at September 30, 2017 compared to $6.5 million at December 31, 2016. First Guaranty has an available line of credit of $2.5 million, with no outstanding balance at September 30, 2017. First Guaranty had senior long-term debt totaling $23.5 million as of September 30, 2017 and $22.1 million at December 31, 2016. First Guaranty modified its existing senior long-term debt in the second quarter of 2017. The modification increased the principal balance to $25.0 million with new net proceeds of $3.8 million. The existing amortization terms and rates remained the same. The $3.8 million in additional proceeds were contributed to First Guaranty Bank for future growth.

First Guaranty also had junior subordinated debentures totaling $14.7 million at September 30, 2017 and $14.6 million at December 31, 2016.

First Guaranty had $280.9 million in Federal Home Loan Bank letters of credit as of September 30, 2017. Federal Home Loan Bank letters of credit totaled $226.1 million and $195.0 million as of December 31, 2016 and December 31, 2015, respectively. Federal Home Loan Bank letters of credit outstanding are obtained primarily for collateralizing public deposits. The increase in Federal Home Loan Bank letters of credit reflects First Guaranty's ability to transition public funds deposits into loans.

Total Shareholders' Equity

Total shareholders' equity increased to $142.8 million at September 30, 2017 from $124.3 million at December 31, 2016. The increase in shareholders' equity was principally the result of a $10.3 million increase in surplus, a $5.5 million increase in retained earnings and a decrease of $2.3 million in accumulated other comprehensive loss. The decrease in accumulated other comprehensive loss was primarily attributed to the decrease in unrealized losses on available-for-sale securities during the period. The $10.3 million increase in surplus was due to the issuance of 397,988 shares of common stock resulting from the Premier acquisition. The $5.5  million increase in retained earnings was due to net income of $9.2 million during the nine month period ended September 30, 2017, partially offset by $3.8 million in cash dividends paid on our common stock.

Results of Operations for the Third Quarter and Nine Months Ended September 30, 2017 and 2016

Performance Summary

Three months ended September 30, 2017 compared to the three months ended September 30, 2016. Net income for the three months ended September 30, 2017 was $3.1 million, a decrease of $0.3 million, or 9.4%, from $3.4 million for the three months ended September 30, 2016. The decrease in net income for the three months ended September 30, 2017 as compared to the prior year period was primarily the result of decreased noninterest income associated with gains on securities sales during the three months ended September 30, 2016 and an increase in noninterest expense, partially offset by increased net interest income. Earnings per common share for the three months ended September 30, 2017 was $0.38 per common share, a decrease of 13.6% or $0.06 per common share from $0.44 per common share for the three months ended September 30, 2016.  The decrease in earnings per share was caused by lower earnings and by the increased number of shares outstanding following First Guaranty's acquisition of Premier in June 2017.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Net income for the nine months ended September 30, 2017 was $9.2 million, a decrease of $1.7 million, or 15.4%, from $10.9 million for the nine months ended September 30, 2016. The decrease in net income for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was primarily the result of increased noninterest expense and decreased noninterest income associated with gains on securities sales during the nine months ended September 30, 2016, partially offset by increased net interest income. Earnings per common share for the nine months ended September 30, 2017 was $1.19 per common share, a decrease of 17.4% or $0.25 per common share from $1.44 per common share for the nine months ended September 30, 2016. The decrease in earnings per share was caused by lower earnings and by the increased number of shares outstanding following First Guaranty's acquisition of Premier in June 2017.
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

Three months ended September 30, 2017 compared to the three months ended September 30, 2016. Net interest income for the three months ended September 30, 2017 and 2016 was $13.9 million and $12.1 million, respectively. The increase in net interest income for the three months ended September 30, 2017 as compared to the prior year period was primarily due to an increase in the average balance of our total interest-earning assets and an increase in the average yield of our total interest-earning assets, partially offset by the increase in the average balance of our total interest-bearing liabilities and an increase in the average rate of our total interest-bearing liabilities. For the three months ended September 30, 2017, the average balance of our total interest-earning assets increased by $219.3 million to $1.6 billion, and the average yield of interest-earning assets increased by 21 basis points to 4.33% from 4.12% for the three months ended September 30, 2016.  For the three months ended September 30, 2017, the average balance of our total interest-bearing liabilities increased by $198.4 million to $1.3 billion, and the average rate of our total interest-bearing liabilities increased by 30 basis points to 1.22% from 0.92% for the three months ended September 30, 2016. Our net interest rate spread decreased nine basis points to 3.11% for the three months ended September 30, 2017 from 3.20% for the three months ended September 30, 2016.  Our net interest margin also decreased four basis points to 3.37% for the three months ended September 30, 2017 from 3.41% for the three months ended September 30, 2016.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Net interest income for the nine months ended September 30, 2017 and 2016 was $39.3 million and $36.2 million, respectively. The increase in net interest income for the nine months ended September 30, 2017 as compared to the prior year period was primarily due to an increase in the average balance of our total interest-earning assets and an increase in the average yield of our total interest-earning assets, partially offset by the increase in the average balance of our total interest-bearing liabilities and an increase in the average rate of our total interest-bearing liabilities. For the nine months ended September 30, 2017, the average balance of our total interest-earning assets increased by $142.7 million to $1.6 billion, and the average yield of interest-earning assets increased by 12 basis points to 4.22% from 4.10% for the nine months ended September 30, 2016.  For the nine months ended September 30, 2017, the average balance of our total interest-bearing liabilities increased by $123.6 million to $1.2 billion, and the average rate of our total interest-bearing liabilities increased by 20 basis points to 1.11% from 0.91% for the nine months ended September 30, 2016. As a result, our net interest rate spread decreased eight basis points to 3.11% for the nine months ended September 30, 2017 from 3.19% for the nine months ended September 30, 2016.  Our net interest margin also decreased three basis points to 3.35% for the nine months ended September 30, 2017 from 3.38% for the nine months ended September 30, 2016.

Interest Income

Three months ended September 30, 2017 compared to the three months ended September 30, 2016. Interest income increased $3.2 million, or 21.7%, to $17.8 million for the three months ended September 30, 2017 as compared to the prior year period.  First Guaranty continues to transition assets from lower yielding securities to higher yielding loans in order to increase interest income. The increase in interest income resulted primarily from an increase in the average balance of our total interest-earning assets along with an increase in the average yield of interest-earning assets. The average balance of interest-earning assets increased $219.3 million to $1.6 billion for the three months ended September 30, 2017 as compared to the prior year period. The average yield of interest-earning assets increased by 21 basis points to 4.33% for the three months ended September 30, 2017 compared to 4.12% for the three months ended September 30, 2016.

Interest income on securities increased $0.3 million, or 10.6%, to $3.3 million for the three months ended September 30, 2017 primarily as a result of an increase in the average balance of securities. The average balance of securities increased $14.7 million to $503.5 million for the three months ended September 30, 2017 from $488.8 million for the three months ended September 30, 2016 due to an increase in the average balance of our agency and municipal securities. The average yield on securities increased by 17 basis points to 2.61% for the three months ended September 30, 2017 from 2.44% for the three months ended September 30, 2016.

Interest income on loans increased $2.8 million, or 23.9%, to $14.4 million for the three months ended September 30, 2017 as a result of an increase in the average balance of loans. The average balance of loans (excluding loans held for sale) increased by $185.2 million to $1.1 billion for the three months ended September 30, 2017 from $910.3 million for the three months ended September 30, 2016 as a result of new loan originations, acquired loans and loans assumed from the Premier acquisition, the majority of which were one-to-four family residential loans, the origination of commercial leases, commercial real estate loans and commercial and industrial loans. The average yield on loans (excluding loans held for sale) increased by 12 basis points to 5.21% for the three months ended September 30, 2017 from 5.09% for the three months ended September 30, 2016.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Interest income increased $5.8 million, or 13.2%, to $49.6 million for the nine months ended September 30, 2017 as compared to the prior year period. First Guaranty continues to transition assets from lower yielding securities to higher yielding loans in order to increase interest income. The increase in interest income resulted primarily from an increase in the average balance of our total interest-earning assets along with an increase in the average yield of interest-earning assets. The average balance of interest-earning assets increased $142.7 million to $1.6 billion for the nine months ended September 30, 2017 as compared to the prior year period. The average yield of interest-earning assets increased by 12 basis points to 4.22% for the nine months ended September 30, 2017 compared to 4.10% for the nine months ended September 30, 2016.
Interest income on securities increased $5,000 to $10.0 million for the nine months ended September 30, 2017 primarily as a result of an increase in the average yield on securities. The average yield on securities increased by 11 basis points to 2.59% for the nine months ended September 30, 2017 from 2.48% for the nine months ended September 30, 2016. The average balance of securities decreased $20.8 million to $517.9 million for the nine months ended September 30, 2017 from $538.7 million for the nine months ended September 30, 2016 due to a decrease in the average balance of our agency securities.
Interest income on loans increased $5.7 million, or 16.9%, to $39.4 million for the nine months ended September 30, 2017 as a result of an increase in the average balance of loans. The average balance of loans (excluding loans held for sale) increased by $158.1 million to $1.0 billion for the nine months ended September 30, 2017 from $869.3 million for the nine months ended September 30, 2016 as a result of new loan originations, acquired loans and loans assumed from the Premier acquisition, the majority of which were one-to-four family residential loans, commercial leases, commercial real estate loans and commercial and industrial loans. The average yield on loans (excluding loans held for sale) decreased by six basis points to 5.13% for the nine months ended September 30, 2017 from 5.19% for the nine months ended September 30, 2016.

Interest Expense

Three months ended September 30, 2017 compared to the three months ended September 30, 2016. Interest expense increased $1.4 million, or 57.5%, to $4.0 million for the three months ended September 30, 2017 from $2.5 million for the three months ended September 30, 2016 due primarily to an increase in the average balance of interest-bearing deposits along with an increase in the average rate paid on interest-bearing deposits. The average balance of interest-bearing deposits increased by $205.9 million during the three months ended September 30, 2017 to $1.3 billion as a result of a $129.2 million increase in the average balance of interest-bearing demand deposits, a $61.7 million increase in time deposits and a $15.1 million increase in savings deposits. The average rate of interest-bearing demand deposits increased by 43 basis points during the three months ended September 30, 2017 to 1.08%. The increase in the average rate on interest-bearing demand deposits was due to those deposits, primarily public funds NOW accounts and brokered money market deposits, whose rates are contractually tied to national index rates such as the U.S. Federal Funds rate or short term U.S. Treasury rates. These index rates increased during the second quarter of 2017.
Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Interest expense increased $2.6 million, or 34.7%, to $10.3 million for the nine months ended September 30, 2017 from $7.6 million for the nine months ended September 30, 2016 due primarily to an increase in the average balance of interest-bearing deposits along with an increase in the average rate paid on interest-bearing deposits. The average balance of interest-bearing deposits increased by $127.0 million during the nine months ended September 30, 2017 to $1.2 billion as a result of a $134.5 million increase in the average balance of interest-bearing demand and savings deposits. The increase was partially offset by a $7.5 million decrease in the average balance of time deposits during the same time period. The average rate of interest-bearing demand deposits increased by 37 basis points during the nine months ended September 30, 2017 to 0.98%. The increase in the average rate on interest-bearing demand deposits was due to those deposits, primarily public funds NOW accounts and brokered money market deposits, whose rates are contractually tied to national index rates such as the U.S. Federal Funds rate or short term U.S. Treasury rates. These rates increased during the second quarter of 2017.

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

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
(in thousands except for %)	Average Balance	Interest	Yield/Rate (5)	Average Balance	Interest	Yield/Rate (5)
Assets
Interest-earning assets:
Interest-earning deposits with banks	$30,295	$82	1.07%	$14,365	$11	0.30%
Securities (including FHLB stock)	503,511	3,317	2.61%	488,769	2,998	2.44%
Federal funds sold	1,736	6	1.37%	279	-	0.00%
Loans held for sale	1,976	27	5.42%	-	-	0.00%
Loans, net of unearned income	1,095,541	14,394	5.21%	910,341	11,642	5.09%
Total interest-earning assets	1,633,059	$17,826	4.33%	1,413,754	$14,651	4.12%

Noninterest-earning assets:
Cash and due from banks	13,122			8,230
Premises and equipment, net	36,262			22,257
Other assets	13,806			3,298
Total Assets	$1,696,249			$1,447,539

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$534,400	$1,460	1.08%	$405,196	$662	0.65%
Savings deposits	105,211	61	0.23%	90,160	19	0.08%
Time deposits	612,406	2,044	1.32%	550,736	1,470	1.06%
Borrowings	40,965	403	3.90%	48,478	369	3.03%
Total interest-bearing liabilities	1,292,982	$3,968	1.22%	1,094,570	$2,520	0.92%

Noninterest-bearing liabilities:
Demand deposits	254,825			218,187
Other	5,613			5,384
Total Liabilities	1,553,420			1,318,141

Shareholders' equity	142,829			129,398
Total Liabilities and Shareholders' Equity	$1,696,249			$1,447,539
Net interest income		$13,858			$12,131

Net interest rate spread (1)			3.11%			3.20%
Net interest-earning assets (2)	$340,077			$319,184
Net interest margin (3), (4)			3.37%			3.41%

Average interest-earning assets to interest-bearing liabilities			126.30%			129.16%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)
The tax adjusted net interest margin was 3.39% and 3.43% for the above periods ended September 30, 2017 and 2016 respectively. A 35% tax rate was used to calculate the effect on securities income from tax exempt securities.

(5)	Annualized.

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
(in thousands except for %)	Average Balance	Interest	Yield/Rate (5)	Average Balance	Interest	Yield/Rate (5)
Assets
Interest-earning assets:
Interest-earning deposits with banks	$24,808	$142	0.76%	$20,926	$55	0.35%
Securities (including FHLB stock)	517,929	10,018	2.59%	538,748	10,013	2.48%
Federal funds sold	958	8	1.10%	257	-	0.00%
Loans held for sale	855	31	4.86%	-	-	0.00%
Loans, net of unearned income	1,027,382	39,416	5.13%	869,325	33,749	5.19%
Total interest-earning assets	1,571,932	$49,615	4.22%	1,429,256	$43,817	4.10%

Noninterest-earning assets:
Cash and due from banks	9,675			7,988
Premises and equipment, net	29,343			22,099
Other assets	7,924			3,855
Total Assets	$1,618,874			$1,463,198

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$534,898	$3,902	0.98%	$414,633	$1,902	0.61%
Savings deposits	101,581	147	0.19%	87,344	54	0.08%
Time deposits	563,076	5,079	1.21%	570,615	4,541	1.06%
Borrowings	40,074	1,143	3.81%	43,485	1,126	3.46%
Total interest-bearing liabilities	1,239,629	$10,271	1.11%	1,116,077	$7,623	0.91%

Noninterest-bearing liabilities:
Demand deposits	240,923			217,474
Other	4,926			4,384
Total Liabilities	1,485,478			1,337,935

Shareholders' equity	133,396			125,263
Total Liabilities and Shareholders' Equity	$1,618,874			$1,463,198
Net interest income		$39,344			$36,194

Net interest rate spread (1)			3.11%			3.19%
Net interest-earning assets (2)	$332,303			$313,179
Net interest margin (3), (4)			3.35%			3.38%

Average interest-earning assets to interest-bearing liabilities			126.81%			128.06%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)
The tax adjusted net interest margin was 3.37% and 3.41% for the above periods ended September 30, 2017 and 2016 respectively. A 35% tax rate was used to calculate the effect on securities income from tax exempt securities.

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

For the three months ended September 30, 2017, the provision for loan losses was $1.1 million compared to $1.2 million for the same period in 2016. The allowance for loan losses at September 30, 2017 was $10.3 million and was 0.93% of total loans. The decrease in the provision was attributed to the decrease in provisions on loans evaluated individually for impairment. The allowance for loan losses as a percentage of total loans was 1.03% prior to the inclusion of the acquired loans from Premier.

We recorded a $3.1 million provision for loan losses for the nine months ended September 30, 2017 compared to $3.0 million for the same period in 2016. The increase in the provision was attributed to the additional provisions on loans evaluated individually for impairment. Total charge-offs were $4.3 million for the first nine months of 2017 and  $2.7 million for the same period in 2016. The increase in charge-offs was primarily due to a $2.2 million charge-off on a commercial and industrial loan relationship.
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

Noninterest income totaled $2.0 million for the three months ended September 30, 2017, a decrease of $0.5 million from $2.6 million for the three months ended September 30, 2016.  The decrease was primarily due to lower gains on securities sales.  Net securities gains were $0.1 million for the three months ended September 30, 2017 as compared to $1.2 million for the same period in 2016. The gains on securities sales occurred as First Guaranty sold investment securities in order to fund loan growth. We also continued to have gains from bonds that were called and paid off before their contractual maturity. Service charges, commissions and fees totaled $0.7 million for the three months ended September 30, 2017 and  $0.6 million for the same period in 2016. ATM and debit card fees totaled $0.5 million for the three months ended September 30, 2017 and 2016. Net loan gains were $3,000 for the three months ended September 30, 2017 and $6,000 for the same period in 2016. Other noninterest income totaled $0.7 million and $0.4 million for the three months ended September 30, 2017 and 2016, respectively.

Noninterest income totaled $6.0 million for the nine months ended September 30, 2017, a decrease of $2.1 million from $8.0 million for the nine months ended September 30, 2016.  The decrease was primarily due to lower gains on securities sales.  Net securities gains were $1.0 million for the nine months ended September 30, 2017 as compared to $3.8 million for the same period in 2016. The gains on securities sales occurred as First Guaranty sold investment securities in order to fund loan growth. We also continued to have gains from bonds that were called and paid off before their contractual maturity. Service charges, commissions and fees totaled $1.9 million for the nine months ended September 30, 2017 as compared to $1.8 million for the same period in 2016.  ATM and debit card fees totaled $1.5 million for the nine months ended September 30, 2017 and $1.4 million for the same period in 2016. Net loan gains were $0.1 million for the nine months ended September 30, 2017 and $9,000 for the same period in 2016. The increase in net loan gains during the nine months ended September 30, 2017 were related to $0.1 million in net gains on the sale of the guaranteed portion of SBA loans. Other noninterest income totaled $1.5 million and $1.1 million for the nine months ended September 30, 2017 and 2016, respectively.

Noninterest Expense

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense and other types of expenses.  Noninterest expense totaled $10.1 million for the three months ended September 30, 2017 and $8.3 million for the three months ended September 30, 2016. Salaries and benefits expense totaled $5.3 million for the three months ended September 30, 2017 and $4.2 million for the three months ended September 30, 2016, primarily due to the increase in personnel from the Premier acquisition. Occupancy and equipment expense totaled $1.2 million for the three months ended September 30, 2017 and $1.1 million for the same period of 2016. Other noninterest expense totaled $3.7 million for the three months ended September 30, 2017 and  $3.0 million for the three months ended September 30, 2016. The largest increase in other noninterest expense occurred due to increased legal and professional fees associated with the Premier acquisition. Included in other non-interest expense were non-recurring expenses related to the acquisition of Premier of approximately $0.3 million.

Noninterest expense totaled $28.2 million for the nine months ended September 30, 2017 and $24.7 million for the nine months ended September 30, 2016. Salaries and benefits expense totaled $14.7 million for the nine months ended September 30, 2017 and $12.4 million for the nine months ended September 30, 2016, primarily due to the increase in personnel from the Premier acquisition. Occupancy and equipment expense totaled $3.3 million for the nine months ended September 30, 2017 and $3.1 million for the nine months ended September 30, 2016. Other noninterest expense totaled $10.2 million for the nine months ended September 30, 2017 and $9.2 million for the same period in 2016. The largest increase in other noninterest expense occurred due to increased legal and professional fees associated with the Premier acquisition. Included in other non-interest expense were non-recurring expenses related to the acquisition of Premier of approximately $0.9 million.
The following table presents, for the periods indicated, the major categories of other noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Other noninterest expense:
Legal and professional fees	$808	$530	$2,290	$1,605
Data processing	519	311	1,150	959
ATM fees	279	240	855	763
Marketing and public relations	295	223	868	705
Taxes - sales, capital, and franchise	144	176	534	610
Operating supplies	167	113	378	347
Software expense and amortization	255	204	671	627
Travel and lodging	217	162	676	518
Telephone	48	43	124	139
Amortization of core deposits	136	80	296	240
Donations	90	88	271	283
Net costs from other real estate and repossessions	51	132	200	331
Regulatory assessment	162	300	563	857
Other	538	401	1,321	1,223
Total other noninterest expense	$3,709	$3,003	$10,197	$9,207

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other non-deductible expenses. The provision for income taxes for the three months ended September 30, 2017 and 2016 was $1.6 million and $1.8 million, respectively.  The provision for income taxes decreased due to the decrease in income before taxes. First Guaranty's statutory tax rate was 35.0% for the three months ended September 30, 2017, which was unchanged from the third quarter of 2016.

The provision for income taxes for the nine months ended September 30, 2017 and 2016 was $4.8 million and $5.6 million, respectively. The provision for income taxes decreased due to the decrease in income before taxes. Our statutory tax rate was 35.0% for the nine months ended September 30, 2017 and September 30, 2016.

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

Loans maturing within one year or less at September 30, 2017 totaled $167.2 million. At September 30, 2017, time deposits maturing within one year or less totaled $380.3 million. First Guaranty's held-to-maturity ("HTM") portfolio at September 30, 2017 was $107.9 million or 21.8% of the investment portfolio compared to $101.9 million or 20.4% at December 31, 2016. The securities in the HTM portfolio are used to collateralize public funds deposits and may also be used to secure borrowings with the Federal Home Loan Bank or Federal Reserve Bank. The agency securities in the HTM portfolio have maturities of 10 years or less. The mortgage-backed securities have stated final maturities of 15 to 20 years at September 30, 2017. The municipal securities in the HTM portfolio have maturities of 20 years or less. The HTM portfolio had a forecasted weighted average life of approximately 5.77 years based on current interest rates. Management regularly monitors the size and composition of the HTM portfolio to evaluate its effect on First Guaranty's liquidity. First Guaranty's available-for-sale ("AFS") portfolio was $387.0 million or 78.2% of the investment portfolio as of September 30, 2017. The majority of the AFS portfolio was comprised of  U.S. Government Agencies, municipal bonds and investment grade corporate bonds. Management believes these securities are readily marketable and enhance First Guaranty's liquidity.

First Guaranty maintained a net borrowing capacity at the Federal Home Loan Bank totaling $47.8 million and $45.8 million at September 30, 2017 and December 31, 2016, respectively. The change in borrowing capacity with the Federal Home Loan Bank was due to changes in the value that First Guaranty receives on pledged collateral and due to First Guaranty's usage of the line. First Guaranty also has a discount window line with the Federal Reserve Bank. We also maintain federal funds lines of credit at various correspondent banks with borrowing capacity of $95.5 million and a revolving line of credit for $2.5 million with an availability of $2.5 million as of September 30, 2017. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources

First Guaranty's capital position is reflected in shareholders' equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total shareholders' equity increased to $142.8 million at September 30, 2017 from $124.3 million at December 31, 2016. The increase in shareholders' equity was principally the result of a $10.3 million increase in surplus, a $5.5 million increase in retained earnings and a decrease of $2.3 million in accumulated other comprehensive loss. The decrease in accumulated other comprehensive loss was primarily attributed to the decrease in unrealized losses on available-for-sale securities during the nine months ended September 30, 2017. The $10.3 million increase in surplus was due to the issuance of 397,988 shares of common stock resulting from the Premier acquisition. The $5.5 million increase in retained earnings was due to net income of $9.2 million during the nine month period ended September 30, 2017, partially offset by $3.8 million in cash dividends paid on our common stock.

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

In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements.  As of September 30, 2017, the Bank's capital conservation buffer was 5.26% exceeding the minimum of 1.25% for 2017. As of September 30, 2017, First Guaranty's capital conservation buffer was 4.25% exceeding the minimum of 1.25% for 2017.

At September 30, 2017, we satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.

	"Well Capitalized Minimums"	As of September 30, 2017	As of December 31, 2016
Tier 1 Leverage Ratio
Consolidated	5.00%	8.05%	8.68%
Bank	5.00%	9.71%	9.88%

Tier 1 Risk-based Capital Ratio
Consolidated	8.00%	10.33%	10.59%
Bank	8.00%	12.47%	12.05%

Total Risk-based Capital Ratio
Consolidated	10.00%	12.25%	12.79%
Bank	10.00%	13.26%	12.99%

Common Equity Tier One Capital Ratio
Consolidated	6.50%	10.33%	10.59%
Bank	6.50%	12.47%	12.05%

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

The following interest sensitivity analysis is one measurement of interest rate risk. This analysis reflects the contractual maturity characteristics of assets and liabilities over various time periods. This analysis does not factor in prepayments or interest rate floors on loans which may significantly change the report. This table includes nonaccrual loans in their respective maturity periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at September 30, 2017 illustrated below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

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

	September 30, 2017
	Interest Sensitivity Within
(in thousands except for %)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$456,787	$42,730	$499,517	$614,888	$1,114,405
Securities (including FHLB stock)	13,500	8,123	21,623	475,665	497,288
Federal Funds Sold	1,252	-	1,252	-	1,252
Other earning assets	9,002	-	9,002	-	9,002
Total earning assets	$480,541	$50,853	$531,394	$1,090,553	$1,621,947

Source of Funds:
Interest-bearing accounts:
Demand deposits	$512,346	$-	$512,346	$-	$512,346
Savings deposits	106,109	-	106,109	-	106,109
Time deposits	186,440	193,904	380,344	241,718	622,062
Short-term borrowings	7,500	-	7,500	-	7,500
Senior long-term debt	23,508	-	23,508	-	23,508
Junior subordinated debt	-	-	-	14,655	14,655
Noninterest-bearing, net	-	-	-	335,767	335,767
Total source of funds	$835,903	$193,904	$1,029,807	$592,140	$1,621,947

Period gap	$(355,362)	$(143,051)	$(498,413)	$498,413
Cumulative gap	$(355,362)	$(498,413)	$(498,413)	$-

Cumulative gap as a percent of earning assets	-21.9%	-30.7%	-30.7%

Net interest income at risk measures the risk of a decline in earnings due to changes in interest rates. The first table below presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in the yield curve over a 12-month horizon at September 30, 2017. Shifts are measured in 100 basis point increments (+400 through -100 basis points) from base case. We do not present shifts less than 100 basis points because of the current low interest rate environment. The base case scenario encompasses key assumptions for asset/liability mix, loan and deposit growth, pricing, prepayment speeds, deposit decay rates, securities portfolio cash flows and reinvestment strategy and the market value of certain assets under the various interest rate scenarios. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous shocks are performed against that yield curve. The second table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from a gradual shift in the yield curve over a 12 month horizon.

Instantaneous Changes in Interest Rates (In Basis Points)	Percent Change In Net Interest Income
+400	(11.32)%
+300	(8.27)%
+200	(5.20)%
+100	(2.19)%
Base	-%
-100	2.03%

Gradual Change in Interest Rates (In Basis Points)	Percent Change In Net Interest Income
+400	(6.08)%
+300	(4.48)%
+200	(3.01)%
+100	(1.42)%
Base	-%
-100	1.94%

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

At September 30, 2017, First Guaranty is subject to various legal proceedings in the normal course of business and otherwise. It is our belief that the ultimate resolution of such claims will not have a material adverse effect on First Guaranty's financial position or results of operations.

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

FIRST GUARANTY BANCSHARES, INC.

Date: November 14, 2017	By: /s/ Alton B. Lewis
Alton B. Lewis
Principal Executive Officer

Date: November 14, 2017	By: /s/ Eric J. Dosch
Eric J. Dosch
Principal Financial Officer
Secretary and Treasurer