Form 10-K
period 2017-12-31
First Guaranty Bancshares, Inc.
filed 2018-03-16
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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
YES ☒        NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.T ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐ Accelerated filer☒ Non-accelerated filer☐ Smaller reporting company☐
Emerging growth company☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES ☐        NO ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2017 was $111,683,537 based upon the price from the last trade of $27.24.

As of March 15, 2018, there were issued and outstanding 8,807,175 shares of the Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)	Proxy Statement for the 2018 Annual Meeting of Shareholders of the Registrant (Part III).

PART I

Item 1 – Business

Our Company

First Guaranty Bancshares, Inc. ("First Guaranty") is a Louisiana-chartered bank holding company headquartered in Hammond, Louisiana. Our wholly owned subsidiary, First Guaranty Bank (the "Bank"), a Louisiana-chartered commercial bank, provides personalized commercial banking services mainly to Louisiana and Texas customers through 27 banking facilities primarily located in the Market Services Areas ("MSAs"), of Hammond, Baton Rouge, Lafayette, Shreveport-Bossier City, Dallas-Fort Worth-Arlington, and Waco MSAs. Our principal business consists of attracting deposits from the general public and local municipalities in our market areas and investing those deposits, together with funds generated from operations and borrowings in lending and in securities activities to serve the credit needs of our customer base, including commercial real estate loans, commercial and industrial loans, one- to four-family residential real estate loans, construction and land development loans, agricultural and farmland loans, and to a lesser extent, consumer and multi-family loans. We also participate in certain syndicated loans, including shared national credits, with other financial institutions. We offer a variety of deposit accounts to consumers and small businesses, including personal and business checking and savings accounts, time deposits, money market accounts and demand accounts. We invest a portion of our assets in securities issued by the United States Government and its agencies, state and municipal obligations, corporate debt securities, mutual funds, and equity securities. We also invest in mortgage-backed securities primarily issued or guaranteed by United States Government agencies or enterprises. In addition, we offer a broad range of consumer services, including personal and commercial credit cards, remote deposit capture, safe deposit boxes, official checks, online and mobile banking, automated teller machines, and online bill pay. For our business customers we are pleased to offer additional solutions such as merchant services, remote deposit capture, and lockbox services.

At December 31, 2017, we had consolidated total assets of $1.8 billion, total deposits of $1.5 billion and total shareholders' equity of $144.0 million.

Recent Events

First Guaranty completed its merger with Premier and its wholly owned subsidiary, Synergy Bank, on June 16, 2017. First Guaranty acquired a total of $158.3 million in assets and assumed an $137.4 million in liabilities.

First Guaranty acquired a fifty percent ownership in an insurance brokerage in November 2017. The company is called Centurion Insurance Services, Inc. and provides First Guaranty with an ability to increase non-interest income by selling insurance products.

In November 2017, First Guaranty announced the launch of an At-The-Market Equity Offering program ("ATM Offering").  First Guaranty may sell up to $25.0 million of common stock under the ATM Offering. First Guaranty expects to use the net proceeds of the ATM Offering for general corporate purposes, including support for organic growth and financing possible acquisitions of other financial institutions. First Guaranty did not sell any shares of common stock under the ATM Offering during the quarter ended December 31, 2017.

First Guaranty Bank received approval to open a loan production office in Lake Charles, Louisiana. We anticipate opening this office in the second or third quarter of 2018. The Lake Charles MSA is projected to be one of the fastest growing regions in Louisiana. It is adjacent to First Guaranty's existing markets in the Lafayette, MSA.

Our History and Growth

First Guaranty Bank was founded in Amite, Louisiana on March 12, 1934. While the origins of First Guaranty Bank go back over 80 years, we began our modern history in 1993 when an investor group, led by Marshall T. Reynolds, our Chairman, invested $3.6 million in First Guaranty Bank as part of a recapitalization plan with the objective of building a community-focused commercial bank in our Louisiana markets. Since the implementation of that recapitalization plan, we have grown from six branches and $159 million in assets at the end of 1993 to 27 branches and $1.8 billion in assets at December 31, 2017. We have also paid a quarterly dividend for 98 consecutive quarters as of December 31, 2017. On July 27, 2007, we formed First Guaranty Bancshares and completed a one-for-one share exchange that resulted in First Guaranty Bank becoming the wholly-owned subsidiary of First Guaranty Bancshares (the "Share Exchange") and First Guaranty Bancshares becoming an SEC reporting public company.

Since our Share Exchange, we have supplemented our organic growth with three acquisitions, which added stable deposits that provided funding for our lending business and extended our geographic footprint in the Baton Rouge, Hammond, Dallas-Fort Worth-Arlington, and Waco MSAs.

The following table summarizes the three acquisitions:

Acquired Institution/Market	Date of Acquisition	Deal Value (dollars in thousands)	Fair Value of Total Assets Acquired (dollars in thousands)
Premier Bancshares, Inc.	June 16, 2017	$20,954	$158,313
Dallas-Fort Worth-Arlington and Waco MSA

Greensburg Bancshares, Inc.	July 1, 2011	5,308	89,386
Baton Rouge MSA

Homestead Bancorp, Inc.	July 30, 2007	12,140	129,606
Hammond MSA

Our participation in the SBLF from 2011 to 2015 enabled us to leverage $39.4 million in capital received from the United States Department of the Treasury (the "U.S. Treasury") to grow our lending business. In November 2015, First Guaranty completed a public stock offering selling 626,560 shares and raising $9.3 million in net proceeds. In connection with the completion of the stock offering, First Guaranty's common shares began trading on the NASDAQ Global Market. In December 2015, we redeemed the $39.4 million in preferred stock issued to the U.S. Treasury.

Our Markets

Our primary market areas include the Louisiana MSAs of Hammond, Baton Rouge, Lafayette, and Shreveport-Bossier City along with the Texas MSAs of  Dallas-Fort Worth-Arlington and Waco. Most of our branches are located along the major Louisiana interstates of I-12, I-55, I-10 and I-20. We have four branches in the Dallas-Fort Worth metropolitan area and one branch in Waco, Texas.

Hammond MSA. We are headquartered in Hammond, Louisiana and approximately 50% of our deposits are in the Hammond MSA, our largest deposit concentration market. We had a deposit market share of 37.3% (at June 30, 2017) in the Hammond MSA, placing us first overall. Hammond is the principal city of the Hammond MSA, which includes all of Tangipahoa Parish, and is located approximately 50 miles north of New Orleans and 30 miles east of Baton Rouge. The Hammond MSA has a population of approximately 125,000. Hammond is intersected by I-55 and I-12, which are two heavily traveled interstate highways. As a result of Hammond's close proximity to New Orleans and Baton Rouge, Hammond and Tangipahoa Parish are among the fastest growing cities and Parishes in Louisiana. There is an abundance of new development, both commercial and residential, as well as numerous hotels which absorb overflowing demand for rooms near major events in New Orleans. Hammond is also the home of the main campus of Southeastern Louisiana University, with an enrollment of approximately 15,000 students.

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

Dallas-Fort Worth-Arlington MSA.

The Dallas-Fort Worth-Arlington MSA has a population of approximately 7.1 million people and is located in the heart of North Texas. The metroplex has a thriving economy that is well diversified. There are currently approximately 40 colleges and universities in the Dallas- Fort Worth-Arlington MSA. Also, DFW International Airport is perfect for international commerce with its size and central location. We currently are operating four branches located in Fort Worth (Tarrant County), Denton (Denton County), McKinney (Collin County), and Garland (Dallas County).

Waco MSA.

The Waco MSA is located between the Dallas Forth Worth MSA and Austin, Texas with a population of 135,000. The economy in the Waco MSA is also well diversified and has a small airport with regional service, although it is located around 100 miles from DFW International and Austin International Airports. Waco is the home of Baylor University with approximately 15,000 students.

Our Strategy

Our mission is to increase shareholder value while providing services for and contributing to the growth and welfare of the communities that we serve. As home to "Fanatical Banking" our mission is to become the bank of choice for small business and consumer customers who are located in both metropolitan and rural markets. We desire to grow our market share along Louisiana's key interstate corridors of major interstates I-12, I-55, I-10 and I-20 along with our new Texas markets in Dallas Fort-Worth-Arlington and Waco both organically and through strategic acquisitions. This mission involves not only expanding our geographical footprint but also evolving as an institution and staying relevant while offering new ways of banking. To achieve all of this, we seek to implement the following strategies:

Continue to Increase Total Loans as a Percentage of Assets. We plan to continue to change our asset composition by growing our loan portfolio to increase our total loans as a percentage of our assets. Our loan to deposit ratio was 74.2% as of December 31, 2017. The growth in our loan portfolio has broadened our customer base, reduced our interest rate risk exposure to fixed rate investment securities, and helped us expand our net interest margin. We have invested in the internal development of our lending department along with the select addition of experienced lenders.

We intend to continue to grow our loan portfolio organically by targeting small and medium-sized businesses engaged in manufacturing, agriculture, petrochemicals, healthcare and other professional services. As a former participant in the SBLF, we developed and executed a sustained loan growth campaign focused on these target loan areas beginning in 2011 that far exceeded our original goals of the program. We are continuing this campaign even after we redeemed our SBLF preferred stock in December 2015.  Our gross loan portfolio has increased by $575.9 million, or 100.5%, to $1.1 billion at December 31, 2017 from $573.1 million at December 31, 2011.

Our commercial lending team is organized around our regional market areas of Louisiana and Texas. A senior experienced lender leads each market team and ensures that our lenders deliver timely service to customers, meet and exceed expectations of loan approval time, and broaden customer relationships through referrals.

We are expanding upon our successful small business lending program with a new emphasis on growing our SBA, USDA and commercial leasing lending programs. The acquisition of Synergy Bank brought expertise in SBA lending that we have leveraged through both our new Texas markets and our existing Louisiana markets. We have invested in training key personnel to focus on this market as we believe that SBA, USDA and commercial leasing loans can serve as new market opportunities for our Bank. We will continue to be a leading agricultural lender and grow our FSA lending.

Over the last ten years, we have pursued a focused program to participate in syndicated loans (loans made by a group of lenders, including us, who share or participate in a specific loan, which is typically secured by business assets or equipment, and also commercial real estate) with a larger regional financial institution as the lead lender. Our focus has been to finance middle market companies whose borrowing needs typically range from $25 million to $75 million. Syndicated loans diversify our loan portfolio, increase our yield and mitigate interest rate risk due to the variable rate pricing structure of the loans. We expect to continue our syndicated lending program but our local loan originations remain our funding priority.

We intend to grow our consumer loan portfolio principally through our residential mortgage program. We intend to leverage our existing branch network to expand our retail lending. We have expanded our technology to make it easier for both individual and business customers to bank with us through mobile and internet banking.

Expand Individual and Business Deposits and Maintain our Public Funds Program. Our deposit strategy is focused on continuing to expand our individual and business deposit bases while maintaining our public funds deposit program. Our deposit strategy leverages off the market share dominance that we have in several of our markets, such as the Hammond MSA where we had a 37.3% deposit market share at June 30, 2017, placing us first overall. Our commercial and consumer lending teams focus on building business and individual deposits concurrent with loans. Our public funds department is dedicated to maintaining strong relationships with our well diversified base of public entities. We provide a variety of services to our public funds clients. Our public funds deposit program has provided us with a stable and low cost source of funding. We will continue to concentrate on keeping many of these funds under contract as we are often the fiscal agent for these governmental agencies which helps maintain this funding.

Maintain Strong Asset Quality. We emphasize a disciplined credit culture based on intimate market knowledge, close ties to our customers, sound underwriting standards and experienced loan officers. While the challenging operating environment which began following the 2008-2009 recession of the United States contributed to an increase in problem assets, management's primary objective has been to expeditiously reduce the level of non-performing assets through diligent monitoring and aggressive resolution efforts. The results of this effort are reflected in our improved asset quality. At December 31, 2017, non-performing assets totaled $14.7 million, or 0.84% of total assets, and has declined by $3.6 million from $18.3 million, or 1.27% of total assets at December 31, 2013.

Pursue Strategic Acquisitions. Our strategy is to supplement our organic growth by executing a targeted and disciplined acquisition strategy of community banks and non-banking financial companies as opportunities arise. On June 16, 2017, First Guaranty completed its merger with Premier Bancshares, Inc. located in the Dallas / Fort Worth and Waco market areas in Texas. We have successfully integrated prior acquisitions as demonstrated by our acquisitions of Greensburg Bancshares, Inc. in 2011 and Homestead Bancorp, Inc. in 2007. Our board of directors' broad experiences across many industries assists us in expanding our business. Our Chairman, Marshall T. Reynolds, has more than 40 years of experience in managing the growth of commercial banks both organically and through acquisitions throughout the United States.

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

Seek Innovative Partnerships. We are committed to staying on top of the industry trends and continuing to educate ourselves in the way our customers want to do business. Creating partnerships with innovative companies will allow us to stay relevant and meet the needs of our current and new customers.

Lending Activities

We offer a broad range of loan and lease products with a variety of rates and terms throughout our market areas, including business loans to primarily small to medium-sized businesses and professionals, as well as loans to individuals. Our lending operations consist of the following major segments: non-farm, non-residential loans secured by real estate, commercial and industrial loans, one- to four-family residential loans, construction and land development loans, agricultural loans, farmland loans, consumer and other loans, and multi-family loans. All loan decisions are locally made which can allow for a faster approval process than many of our larger regional and nationwide bank competitors.

Non-Farm Non-Residential Loans. Non-farm non-residential loans are an integral part of our operating strategy. We expect to continue to emphasize this business line in the future with a target loan size of $1.0 million to $10.0 million to small businesses and real estate projects in our market area. At December 31, 2017 loans secured by non-farm non-residential properties totaled $540.2 million, or 46.9% of our total loan portfolio. Our non-farm non-residential loans are secured by commercial real estate generally located in our market area, which may be owner-occupied or non-owner occupied. Our owner-occupied commercial real estate loans totaled $182.3 million, or 33.7% of total non-farm non-residential loans at December 31, 2017. Permanent loans on non-farm non-residential properties are generally originated in amounts up to 85% of the appraised value of the property for owner-occupied commercial real estate properties and up to 80% of the appraised value of the property for non- owner-occupied commercial real estate properties. We consider a number of factors in originating non-farm non-residential loans. We evaluate the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. We consider the financial resources of the borrower, the borrower's experience in owning or managing similar property and the borrower's payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that the borrower's net operating income together with the borrower's other sources of income is at least 125% of the annual debt service and the ratio of the loan amount to the appraised value of the mortgaged property. We generally obtain personal guarantees from the borrower or a third party as a condition to originating commercial real estate loans. All non-farm non-residential loans are appraised by outside independent appraisers approved by the board of directors.

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

Commercial and Industrial Loans. Commercial and industrial loans totaled $220.7 million, or 19.2% of our total loan portfolio at December 31, 2017. Commercial and industrial loans (excluding syndicated loans) are generally made to small and mid-sized companies located within Louisiana and Texas. We also participate in government programs which guarantee portions of commercial and industrial loans such as the SBA and USDA. In most cases, we require collateral of equipment, accounts receivable, inventory, chattel or other assets before making a commercial business loan. We have a dedicated staff within our credit department that monitors asset based lending and regularly conducts reviews of borrowing based certificates, aging and inventory reports, and on-site audits. Our commercial term loans totaled $70.3 million at December 31, 2017, or 31.8% of total commercial and industrial loans. Our commercial and industrial maximum loan to value limit is 80%. Our commercial term loans are generally fixed interest rate loans, indexed to the prime rate, with terms of up to five years, depending on the needs of the borrower and the useful life of the underlying collateral. Our commercial lines of credit totaled $150.4 million at December 31, 2017, or 68.2% of total commercial and industrial loans. Typically, our commercial lines of credit are adjustable rate lines, indexed to the prime interest rate, which generally mature yearly. Our underwriting standards for commercial and industrial loans include a review of the applicant's tax returns, financial statements, credit history, the underlying collateral and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan based on cash flow generated by the applicant's business. We generally obtain personal guarantees from the borrower or a third party as a condition to originating commercial and industrial loans.

Over the last ten years, we pursued a focused program to participate in syndicated loans (loans made by a group of lenders, including us, who share or participate in a specific loan) with a larger regional financial institution as the lead lender. Syndicated loans are typically made to large businesses (which are referred to as shared national credits) or middle market companies (which do not meet the regulatory definition of shared national credits), both of which are secured by business assets or equipment, and also commercial real estate. The syndicate group for both types of loans usually consists of two to three other financial institutions. These loans are adjustable-rate loans generally tied to LIBOR. Our participation amounts typically range between $5.0 million and $15.0 million. Our focus has been to finance middle market companies whose borrowing needs typically range from $25.0 million to $75.0 million. Syndicated loans diversify our loan portfolio, increase our yield and mitigate interest rate risk due to the variable rate pricing structure of the loans. We have a defined set of credit guidelines that we use when evaluating these credits. Our credit department independently reviews all syndicate loans and our board of directors has created a special committee to oversee the underwriting and approval of these loans.  At December 31, 2017, syndicated loans secured by assets other than commercial real estate totaled $66.5 million, or 30.1% of the commercial and industrial loan portfolio. On December 21, 2017 the Federal Reserve, FDIC, and Office of Comptroller of the Currency issued a change to the definition of a Shared National Credit. Effective January 1, 2018, the aggregate loan commitment threshold for inclusion in the Shared National Credit (SNC) program increased from $20 million to $100 million.  First Guaranty's syndicated loans that meet the revised definition if it was in effect at December 31, 2017 was $22.6 million.

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

One- to Four-Family Residential Real Estate Loans. At December 31, 2017, our one- to four-family residential real estate loans totaled $158.7 million, or 13.8% of our total loan portfolio. We originate one- to four-family residential real estate loans that are secured primarily by residential property in Louisiana and Texas. We generally originate loans in amounts up to 95% of the lesser of the appraised value or purchase price of the mortgaged property. We currently offer one- to four-family residential real estate loans with terms up to 30 years that are generally underwritten according to Fannie Mae guidelines, and we refer to loans that conform to such guidelines as "conforming loans." We generally originate fixed-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which at December 31, 2017 was $424,100 for single-family homes in our market area. At December 31, 2017, we held $24.5 million in jumbo loans that are greater than the conforming loan limit. We generally hold our one- to four-family residential real estate loans in our portfolio. We also originate one- to four-family residential real estate loans secured by non-owner occupied properties, but less frequently. Our fixed-rate one- to four-family residential real estate loans include loans that generally amortize on a monthly basis over periods between 10 to 30 years with maturities that range from eight to 30 years. Fixed rate one- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers have the right to refinance or prepay their loans. We do not offer one- to four-family residential real estate loans specifically designed for borrowers with sub-prime credit scores, including interest-only, negative amortization or payment option adjustable-rate mortgage loans.

We have diversified our one- to four-family residential real estate loans with the select purchase of conforming mortgage loans that are located outside Louisiana. Our purchased loans are generally serviced by other financial institutions. At December 31, 2017, $26.2 million of our one- to four-family residential real estate loans, or 16.5% of our one- to four-family residential real estate loans, were purchased loans secured by property located outside our market area. The majority of our out of state purchased one- to four-family residential real estate loans are located in West Virginia, Virginia, Pennsylvania and the District of Columbia. Our purchased one- to four-family residential real estate loans must meet our internal underwriting criteria. At December 31, 2017, we had one purchased one- to four-family residential real estate loan with a balance of $62,000 that was classified as nonaccruing. While we intend to continue to purchase one- to four-family residential real estate loans from time-to-time, our strategic emphasis for future periods is to increase the volume of our internal originations of such loans.

Our one- to four-family loans also include home equity lines of credit that have second mortgages. At December 31, 2017, we had $4.2 million in home equity lines of credit, which represented 2.7% of our one- to four-family residential real estate loans. Our home equity products are originated in amounts, that when combined with the existing first mortgage loan, do not generally exceed 80% of the loan-to-value ratio of the subject property.

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

Construction and Land Development Loans. We offer loans to finance the construction of various types of commercial and residential property. At December 31, 2017, $112.6 million, or 9.8% of our total loan portfolio consisted of construction and land development loans. Construction loans to builders generally are offered with terms of up to 18 months and interest rates are tied to the prime lending rate. These loans generally are offered as fixed or adjustable-rate loans. We will originate residential construction loans for individual borrowers and builders, provided all necessary plans and permits have been obtained. Construction loan funds are disbursed as the project progresses.  We will originate construction loans up to 80% of the estimated completed value of the project and we will originate land development loans in amounts up to 75% of the value of the property as developed. We will originate owner occupied one-to-four family residential construction loans up to 90% of the estimated completed value of the property.

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

Agricultural Loans. We are the leading lender for agricultural loans in our Southwest Louisiana market. Our agricultural lending includes loans to farmers for the purpose of cultivating rice, sugarcane, soybeans, timber, poultry and cattle. Agricultural loans are generally secured by crops, but may include additional collateral such as farm equipment or vehicles. Agricultural loans totaled $21.5 million, or 1.9% of our total loan portfolio at December 31, 2017. Such loans are generally offered with fixed rates at a margin above prime for a term of generally one year. We will originate agricultural loans in those instances where the borrower's financial strength and creditworthiness has been established. Agricultural loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower's business. Substantially all of our originated agricultural loans are guaranteed by the U.S. Farm Service Agency. We generally obtain personal guarantees from the borrower or a third party as a condition to originating agricultural loans.

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

Farmland Loans. We originate first mortgage loans secured by farmland. At December 31, 2017, farmland loans totaled $25.7 million, or 2.2% of our total loan portfolio. Such loans are generally fixed-rate loans at a margin over the prime rate with terms up to five years and amortization schedules of up to 20 years (40 years if secured by a guarantee from the U. S. Farm Service Agency). Loans secured by farmland may be made in amounts up to 80% of the value of the farm. However, we will originate farmland loans in amounts up to 100% of the value of the farm if the borrower is able to secure a guarantee from the U.S. Farm Service Agency. Generally, we obtain personal guarantees of the borrower on all loans secured by farmland.

Consumer and Other Loans. We make various types of secured consumer loans that are collateralized by deposits, boats and automobiles as well as unsecured consumer loans. Such loans totaled $55.2 million, or 4.8% of our total loan portfolio at December 31, 2017. Included in other loans were $0.2 million in purchased commercial leases that are serviced by the Bank as of December 31, 2017. Consumer loans generally have a fixed rate at a margin over the prime rate and have terms of three years to ten years. At December 31, 2017, $8.7 million of our consumer loans were unsecured. Our procedure for underwriting consumer loans includes an assessment of the applicant's credit history and ability to meet existing obligations and payments for the proposed loan, as well as an evaluation of the value of the collateral security, if any.

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

Multi-Family Loans. On occasion we will originate loans secured by multi-family real estate. At December 31, 2017, we had $16.8 million or 1.4% of our total loan portfolio in multi-family loans. Such loans may be either fixed- or adjustable-rate loans tied to the prime rate with terms to maturity up to five years and amortization schedules of up to 20 years. We will originate multi-family loans in amounts up to 80% of the value of the multi-family property. Nearly all of our multi-family loans are secured by properties in Louisiana and Texas. The underwriting of multi-family loans follows the general guidelines for our non-farm non-residential loans.

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

Loan Originations, Sales and Participations. Loan originations are derived from a number of sources such as referrals from our board of directors, existing customers, borrowers, builders, attorneys and walk-in customers. We generally retain the loans that we originate in our loan portfolio and only sell loans infrequently. We had $7.7 million at December 31, 2017 in purchased loan participations that were not syndicated loans. We had $0.2 million in purchased commercial leases that are serviced by the Bank as of December 31, 2017. At December 31, 2017, we had $70.4 million in syndicated loans, of which all were shared national credits.

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

Our lending activities are also subject to Louisiana statutes and internal guidelines limiting the amount we can lend to any one borrower. Subject to certain exceptions, under Louisiana law the Bank may not lend on an unsecured basis to any single borrower (i.e., any one individual or business entity and his or its affiliates) an amount in excess of 20% of the sum of the Bank's capital stock and surplus, or on a secured basis an amount in excess of 50% of the sum of the Bank's capital stock and surplus. At December 31, 2017, our secured legal lending limit was approximately $50.5 million and our unsecured legal lending limit was approximately $20.2 million. None of our borrowers are currently approaching these limits.

Deposit Products

Consumer and commercial deposits are attracted principally from within our primary market area through the offering of a selection of deposit instruments including noninterest-bearing and interest-bearing demand, savings accounts and time accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate. At December 31, 2017, we held $1.5 billion in deposits.

We actively seek to obtain public funds deposits. At December 31, 2017, public funds deposits totaled $640.7 million. We have developed a program for the retention and management of public funds deposits. These deposits are from local government entities such as school districts, hospital districts, sheriff departments and other municipalities. We solicit their operating, savings, and time deposits and we are often the fiscal agent for the municipality. The majority of these deposits are under contractual terms of up to three years. Public funds deposit accounts are collateralized by FHLB letters of credit and by eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac. We believe that public funds provide a low cost and stable source of funding. The public funds deposit portfolio has been a key driver of earnings for First Guaranty as we have profitability deployed these funds into investment securities and loans.

The interest rates paid by us on deposits are set at the direction of our executive management. Interest rates are determined based on our liquidity requirements, interest rates paid by our competitors, and our growth goals and applicable regulatory restrictions and requirements. At December 31, 2017, we had $115.9 million in brokered deposits.

Investments

Our investment policy is to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and to meet pledging requirements for our public funds and other borrowings. Our investment securities consist of: (1) U.S. Treasury obligations; (2) U.S. government agency obligations; (3) mortgage-backed securities; (4) collateralized mortgage obligations; (5) corporate and other debt securities; (6) mutual funds and other equity securities and (7) municipal bonds. Our U.S. government agency securities, primarily consisting of government-sponsored enterprises, comprise the largest share of our investment securities, having a fair value of $223.5 million, of which $196.0 million were classified as available for sale and $27.5 million as held to maturity, at December 31, 2017.

The Bank's management asset liability committee and board investment committee are responsible for regular review of our investment activities and the review and approval of our investment policy. These committees monitor our investment securities portfolio and direct our overall acquisition and allocation of funds, with the goal of structuring our portfolio such that our investment securities provide us with a stable source of income but without exposing us to an excessive degree of market risk. During the last five years, our securities portfolio has generated $77.0 million of pre-tax income. For the year ended December 31, 2017, we had no securities with other than temporary impairment that was recognized.

Competition

We face intense competition both in making loans and attracting deposits. Our market areas in Louisiana and Texas have a high concentration of financial institutions, many of which are branches of large money center, super-regional and regional banks that have resulted from consolidation of the banking industry in Louisiana and Texas. Many of these competitors have greater resources than we do and may offer services that we do not provide, including more attractive pricing than we offer and more extensive branch networks for which they can offer their financial products.

Our larger competitors have a greater ability to finance wide-ranging advertising campaigns through their greater capital resources. Our marketing efforts depend heavily upon referrals from officers, directors and shareholders, selective advertising in local media and direct mail solicitations. We compete for business principally on the basis of personal service to customers, customer access to our officers and directors and competitive interest rates and fees. We also offer new technologies such as our mobile app and mobile check deposit for consumers and remote deposit capture for commercial customers.

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

Employees

At December 31, 2017, we had 327 full-time and 22 part-time employees. None of our employees is represented by a collective bargaining group or are parties to a collective bargaining agreement. We believe that our relationship with our employees is good.

Subsidiaries

Other than our wholly-owned bank subsidiary, First Guaranty Bank, we have no subsidiaries.

Supervision and Regulation

General

First Guaranty Bank is a Louisiana-chartered commercial bank and is the wholly-owned subsidiary of First Guaranty Bancshares, a Louisiana-chartered banking holding company. First Guaranty Bank's deposits are insured up to applicable limits by the FDIC. First Guaranty Bank is subject to extensive regulation by the Louisiana Office of Financial Institutions (the "OFI"), as its chartering agency, and by the FDIC, its primary federal regulator and deposit insurer. First Guaranty Bank is required to file reports with, and is periodically examined by, the FDIC and the OFI concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. As a registered bank holding company, First Guaranty Bancshares is regulated by the Federal Reserve Board.

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

Louisiana Bank Regulation

As a Louisiana-chartered bank, First Guaranty Bank is subject to the regulation and supervision of the OFI. Under Louisiana law, First Guaranty Bank may establish additional branch offices within Louisiana, subject to the approval of OFI. After the Dodd-Frank Act, we can also establish additional branch offices outside of Louisiana, subject to prior regulatory approval, as long as the laws of the state where the branch is to be located would permit such expansion. In addition, First Guaranty Bank is the primary source of First Guaranty's dividend payments, and its ability to pay dividends will be subject to any restrictions applicable to the Bank. Under Louisiana law, a Louisiana bank may not pay cash dividends unless the bank has unimpaired surplus equal to 50% of its outstanding capital stock, both before and after giving effect to the dividend payment. Subject to satisfying such requirement, First Guaranty Bank may pay dividends to First Guaranty without the approval of the OFI so long as the amount of the dividend does not exceed its net profits earned during the current year combined with its retained earnings for the immediately preceding year. The OFI must approve any proposed dividend in excess of this threshold.

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

For purposes of the regulatory capital requirements, common equity Tier 1 capital is generally defined as common stockholders' equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions such as First Guaranty Bank, that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income ("AOCI"), up to 45% of net unrealized gains on available for sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one-to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. For 2018, the capital conservation buffer will be 1.875% of risk-weighted assets.

In assessing an institution's capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

At December 31, 2017, First Guaranty Bank was well-capitalized based on FDIC guidelines.

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

In addition to the FDIC assessments, the Financing Corporation ("FICO") is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2019. For the quarter ended December 31, 2017, the annualized Financing Corporation assessment was equal to 0.54 of a basis point of total assets less tangible capital.

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

Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain non interest-earning reserves against their transaction accounts (primarily negotiable order of withdrawal (NOW) and regular checking accounts). For 2018, the regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $122.3 million; a 10% reserve ratio is applied above $122.3 million. The first $16.0 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually. First Guaranty Bank complies with the foregoing requirements.

FHLB System. First Guaranty Bank is a member of the FHLB System, which consists of twelve regional FHLBs. The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB, First Guaranty Bank is required to acquire and hold a specified amount of shares of capital stock in the FHLB. As of December 31, 2017, First Guaranty Bank complies with this requirement.

Other Regulations

Interest and other charges collected or contracted for by First Guaranty Bank are subject to state usury laws and federal laws concerning interest rates. First Guaranty Bank's operations are also subject to federal laws applicable to credit transactions, such as the:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●
Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one-to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

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

The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including depository institutions subsidiaries that are "well capitalized" and "well managed," to opt to become a "financial holding company." A "financial holding company" may engage in a broader array of financial activities than permitted a typical bank holding company. Such activities can include insurance underwriting and investment banking. We have elected "financial holding company" status.

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

Concentrated Commercial Real Estate Lending Regulations.

The Federal Reserve Board and FDIC have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a company has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multi-family and non-farm residential properties and loans for construction, land development, and other land represent 300% or more of total capital and the outstanding balance of such loans has increased 50% or more during the prior 36 months. If a concentration is present, Management must employ heightened risk management practices including board and Management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and increasing capital requirements. First Guaranty is subject to these regulations.

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

Risks Related to Our Business and Operations

Adverse events in Louisiana and North Central Texas, where our business is concentrated, could adversely affect our results of operations and future growth.

Our business, the location of our branches and the real estate used as collateral on our real estate loans are primarily concentrated in Louisiana and North Central Texas. At December 31, 2017, approximately 76.6% of the secured loans in our loan portfolio were secured by real estate and other collateral located in our market area. As a result, we are exposed to risks associated with a lack of geographic diversification. The occurrence of an economic downturn in Louisiana and North Central Texas, the current state budget crisis in Louisiana, or adverse changes in laws or regulations in Louisiana and North Central Texas could impact the credit quality of our assets, the businesses of our customers and our ability to expand our business. Our success significantly depends upon the growth in population, income levels, deposits and housing in our market area. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may be negatively affected.

Material fluctuations in the price of oil and gas could adversely affect our business. At December 31, 2017, approximately $27.6 million, or 2.4% of our total loan portfolio was comprised of loans to businesses engaged in support or service activities for oil and gas operations. At December 31, 2017 we had $4.6 million in unfunded loan commitments related to these businesses. In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio. In addition, substantially all of our loans are to individuals and businesses in Louisiana and North Central Texas. Our business customers may not have customer bases that are as diverse as businesses serving regional or national markets. Consequently, any decline in the economy of our market area could have an adverse impact on our revenues and financial condition. In particular, we may experience increased loan delinquencies, which could result in a higher provision for loan losses and increased charge-offs. Any sustained period of increased non-payment, delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, results of operations and financial condition.

We have a significant number of loans secured by real estate, and a downturn in the local real estate market could negatively impact our profitability.

At December 31, 2017, approximately 74.1% of our total loan portfolio was secured by real estate, almost all of which is located in Louisiana and North Central Texas. As a result of the severe recession in 2008 and 2009, real estate values nationally and in our Louisiana markets declined. Recently, real estate values both nationally and in our market areas have shown improvement. Future declines in the real estate values in our Louisiana and North Central Texas markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower's obligations to us. This could require increasing our allowance for loan losses to address the decrease in the value of the real estate securing our loans which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our loan portfolio consists of a high percentage of loans secured by non-farm non-residential real estate. These loans carry a greater credit risk than loans secured by one- to four-family properties.

Our loan portfolio includes non-farm non-residential real estate loans, primarily loans secured by commercial real estate such as office buildings, hotels and retail facilities. At December 31, 2017, our non-farm non-residential loans totaled $540.2 million, or 46.9% of our total loan portfolio. Our non-farm non-residential real estate loans expose us to greater risk of nonpayment and loss than one- to four-family family residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the borrowers. If we foreclose on these loans, our holding period for the collateral typically is longer than for a one- to four-family residential property because there are fewer potential purchasers of the collateral. In addition, non-farm non-residential real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential loans. Accordingly, charge-offs on non-farm non-residential loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. An unexpected adverse development on one or more of these types of loans can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

A large portion of our loan portfolio is comprised of commercial and industrial loans secured by receivables, inventory, equipment or other commercial collateral, the deterioration in value of which could increase the potential for future losses.

At December 31, 2017, $220.7 million, or 19.2% of our total loans, was comprised of commercial and industrial loans to businesses collateralized by general business assets including, among other things, accounts receivable, inventory and equipment and generally backed by a personal guaranty of the borrower or principal. These commercial and industrial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial and industrial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property such as equipment and inventory, which may decline in value more rapidly than we anticipate, or may be difficult to market and sell, exposing us to increased credit risk. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectibility and the values associated with general business assets, resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

A portion of our loan portfolio consists of syndicated loans, including syndicated loans known as shared national credits, secured by assets located generally outside of our market area. Syndicated loans may have a higher risk of loss than other loans we originate because we are not the lead lender and we have limited control over credit monitoring.

Over the last ten years, we have pursued a focused program to participate in select syndicated loans (loans made by a group of lenders, including us, who share or participate in a specific loan) with a larger regional financial institution as the lead lender. Syndicated loans are typically made to large businesses (which are referred to as shared national credits) or middle market companies (which do not meet the regulatory definition of shared national credits), both of which are secured by business assets or equipment, and commercial real estate located generally outside of our market area. The syndicate group for both types of loans usually consists of two to three other financial institutions. First Guaranty's commitment typically ranges between $5.0 million to $10.0 million.  At December 31, 2017, we had $70.4 million in syndicated loans, or 6.1% of our total loan portfolio. At December 31, 2017, we did not have any syndicated loans that were not shared national credits. On December 21, 2017 the Federal Reserve, FDIC, and Office of Comptroller of the Currency issued a change to the definition of a Shared National Credit. Effective January 1, 2018, the aggregate loan commitment threshold for inclusion in the Shared National Credit (SNC) program increased from $20 million to $100 million. First Guaranty's syndicated loans that meet the revised definition if it was in effect at December 31, 2017 was $22.6 million.At December 31, 2017, we had one syndicated loan that totaled $4.6 million that was non-performing. Syndicated loans may have a higher risk of loss than other loans we originate because we rely on the lead lender to monitor the performance of the loan. Moreover, our decision regarding the classification of a syndicated loan and loan loss provisions associated with a syndicated loan are made in part based upon information provided by the lead lender. A lead lender also may not monitor a syndicated loan in the same manner as we would for other loans that we originate. If our underwriting of these syndicated loans is not sufficient, our non-performing loans may increase and our earnings may decrease.

Curtailment of government guaranteed loan programs could affect a segment of our business, and government agencies may not honor their guarantees if we do not originate loans in compliance with their guidelines.

As of December 31, 2017, $51.5 million, or 4.5% of our total loan portfolio, was comprised of loans where all or some portion of the loans were guaranteed through the SBA, USDA or FSA lending programs, and we intend to grow this segment of our portfolio in the future. From time to time, the government agencies that guarantee these loans reach their internal limits and cease to guarantee loans. In addition, these agencies may change their rules for loans or Congress may adopt legislation that would have the effect of discontinuing or changing the loan programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. Therefore, if these changes occur, the volume of loans to small business, industrial and agricultural borrowers of the types that now qualify for government guaranteed loans could decline. Also, the profitability of these loans could decline.

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

While we attempt to invest a significant percentage of our assets in loans (our loan to deposit ratio was 74.2% at December 31, 2017), we invest a portion of our total assets (28.7% at December 31, 2017) in investment securities with the primary objectives of providing a source of liquidity, generating an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements of our public funds deposits and meeting regulatory capital requirements. At December 31, 2017, the carrying value of our securities portfolio was $501.7 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause an other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. At December 31, 2017, First Guaranty had two corporate debt securities with other-than-temporary impairment. In 2017, no credit related impairment was charged to earnings and no non-credit related other-than-temporary impairment was recorded in other comprehensive income. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, financial condition and results of operations.

Public funds deposits are an important source of funds for us and a reduced level of those deposits may hurt our profits.

Public funds deposits are a significant source of funds for our lending and investment activities. At December 31, 2017, $640.7 million, or 41.4% of our total deposits, consisted of public funds deposits from local government entities such as school districts, hospital districts, sheriff departments and other municipalities, which are collateralized by letters of credit from the Federal Home Loan Bank ("FHLB") and investment securities. Given our dependence on high-average balance public funds deposits as a source of funds, our inability to retain such funds could significantly and adversely affect our liquidity. Further, our public funds deposits are primarily demand deposit accounts or short-term time deposits and are therefore more sensitive to interest rate risks. If we are forced to pay higher rates on our public funds accounts to retain those funds, or if we are unable to retain such funds and we are forced to resort to other sources of funds for our lending and investment activities, such as borrowings from the FHLB, the interest expense associated with these other funding sources may be higher than the rates we are currently paying on our public funds deposits, which would adversely affect our net income.

Our strategy of pursuing acquisitions exposes us to financial, execution and operational risks that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

On June 16, 2017, we completed our merger with Premier and its subsidiary Synergy Bank, SSB headquartered in McKinney, Texas. We intend to continue pursuing a strategy that includes acquisitions. An acquisition strategy involves significant risks, including the following:

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

Net interest income is the most significant component of our operating income. For the year ended December 31, 2017, our net interest income totaled $53.2 million in comparison to our total noninterest income of $8.3 million earned during the same year. We do not rely on nontraditional sources of fee income utilized by some community banks, such as fees from sales of insurance, securities or investment advisory products or services. The amount of our net interest income is influenced by the overall interest rate environment, competition, and the amount of interest-earning assets relative to the amount of interest-bearing liabilities. In the event that one or more of these factors were to result in a decrease in our net interest income, we have limited sources of noninterest income to offset any decrease in our net interest income.

If our nonperforming assets increase, our earnings will be adversely affected.

At December 31, 2017, our non-performing assets, which consist of non-performing loans and other real estate owned, were $14.7 million, or 0.84% of total assets. Our non-performing assets adversely affect our net income in various ways:

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

Loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. We may experience significant credit losses, which could have a material adverse effect on our operating results. Various assumptions and judgments about the collectibility of the loan portfolio are made, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of many loans. In determining the amount of the allowance for loan losses, management reviews the loans and the loss and delinquency experience and evaluates economic conditions.

At December 31, 2017, our allowance for loan losses as a percentage of total loans, net of unearned income, was 0.80% and as a percentage of total non-performing loans was 68.9%. The determination of the appropriate level of allowance is subject to judgment and requires us to make significant estimates of current credit risks and future trends, all of which are subject to material changes. If assumptions prove to be incorrect, the allowance for loan losses may not cover inherent losses in the loan portfolio at the date of the financial statements. Significant additions to the allowance would materially decrease net income. Non-performing loans may increase and non-performing or delinquent loans may adversely affect future performance. In addition, federal and state regulators periodically review the allowance for loan losses and may require an increase in the allowance for loan losses or recognize further loan charge-offs. Any significant increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition.

Emphasis on the origination of short-term loans could expose us to increased lending risks.

At December 31, 2017, $806.2 million, or 70.2% of our total loans consisted of short-term loans, defined as loans whose payments are typically based on ten to 20-year amortization schedules but have maturities typically ranging from one to five years. This results in our borrowers having significantly higher final payments due at maturity, known as a "balloon payment." In the event our borrowers are unable to make their balloon payments when they are due, we may incur significant losses in our loan portfolio. Moreover, while the shorter maturities of our loan portfolio help us to manage our interest rate risk, they also increase the reinvestment risk associated with new loan originations. During an economic slow-down, we might incur significant losses as our loan portfolio matures.

We rely on our management team and our board of directors for the successful implementation of our business strategy.

Our success depends significantly on the continued service and skills of our senior management team and our board of directors, particularly Marshall T. Reynolds, our Chairman, Alton B. Lewis Jr., our President and Chief Executive Officer and Eric J. Dosch, our Chief Financial Officer. The implementation of our business and growth strategies also depends significantly on our ability to attract, motivate and retain highly qualified executives and directors. The loss of services of one or more of these individuals could have a negative impact on our business because of their skills, years of industry experience and difficulty of promptly finding qualified replacement personnel.

We obtain a significant portion of our noninterest revenue through service charges on core deposit accounts, and regulations impacting service charges could reduce our fee income.

A significant portion of our noninterest revenue is derived from service charge income. During the year ended December 31, 2017, service charges, commissions and fees represented $2.6 million, or 31.0% of our total noninterest income. During the year ended December 31, 2016, service charges, commissions and fees represented $2.4 million, or 25.3% of our total noninterest income. The largest component of this service charge income is overdraft-related fees. Management believes that changes in banking regulations pertaining to rules on certain overdraft payments on consumer accounts have and will continue to have an adverse impact on our service charge income. Additionally, changes in customer behavior, as well as increased competition from other financial institutions, may result in declines in deposit accounts or in overdraft frequency resulting in a decline in service charge income. A reduction in deposit account fee income could have a material adverse effect on our earnings.

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

Our market area in Southeast Louisiana is close to New Orleans and the Gulf of Mexico, areas which are susceptible to hurricanes, tropical storms and other natural disasters and adverse weather conditions. For example, Hurricane Katrina hit the greater New Orleans area in August 2005 causing widespread damage. In August 2016, Louisiana experienced severe flooding which affected several of our markets. Similar future events could potentially cause widespread property damage, require the relocation of an unprecedented number of residents and business operations, and severely disrupt normal economic activity in our market areas, which may have an adverse effect on our operations, loan originations and deposit base. Moreover, our ability to compete effectively with financial institutions whose operations are not concentrated in areas affected by hurricanes or other adverse weather conditions or whose resources are greater than ours will depend primarily on our ability to continue normal business operations following such event. The severity and duration of the effects of hurricanes or other adverse weather conditions will depend on a variety of factors that are beyond our control, including the amount and timing of government, private and philanthropic investments including deposits in the region, the pace of rebuilding and economic recovery in the region and the extent to which a hurricane's property damage is covered by insurance. The occurrence of any such event could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Although we take protective measures to maintain the confidentiality, integrity and availability of information across all geographic and product lines, and endeavor to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve. As a result, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks and other events that could have an adverse security impact. Despite the defensive measures we take to manage our internal technological and operational infrastructure, these threats may originate externally from third parties such as foreign governments, organized crime and other hackers, and outsourced or infrastructure-support providers and application developers, or may originate internally from within our organization. Given the increasingly high volume of our transactions, certain errors may be repeated or compounded before they can be discovered and rectified.

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

Other primary sources of funds consist of cash flows from operations and, maturities and sales of investment securities. Additional liquidity is provided by the ability to borrow from the FHLB or the Federal Reserve. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by a decrease in the level of our business activity as a result of a downturn in our target markets or by one or more adverse regulatory actions against us.

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

The Federal Reserve Board, the FDIC and the OFI, periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. If we become subject to any regulatory actions, it could have a material adverse effect on our business, results of operations, financial condition and growth prospects.

Financial reform legislation enacted by Congress has, among other things, tightened capital standards and resulted in new laws and regulations that have increased our costs of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank Act") significantly changed the then-existing bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act changed the regulatory structure to which we are subject in numerous ways, including, but not limited to, the following:

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

As a result of the Dodd-Frank Act our operating and compliance costs have increased, and may continue to increase in the future.

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

The final rule includes new minimum risk-based capital and leverage ratios, which became effective for First Guaranty Bancshares and First Guaranty Bank on January 1, 2015, and refines the definition of what constitutes "capital" for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from former rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a "capital conservation buffer" of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement is being phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. For 2018, the capital conservation buffer will be 1.875% of risk-weighted assets. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

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

Our results of operations are affected by credit policies of monetary authorities, particularly the policies of the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. government securities, changes in the discount rate or the federal funds rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, particularly in light of the continuing threat of terrorist attacks and the current military operations in the Middle East, we cannot predict possible future changes in interest rates, deposit levels, loan demand or our business and earnings. Furthermore, the actions of the United States government and other governments in responding to such terrorist attacks or the military operations in the Middle East may result in currency fluctuations, exchange controls, market disruption and other adverse effects.

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

Our principal shareholders (Marshall T. Reynolds, William K. Hood and Edgar R. Smith III) beneficially own, approximately 39% of our outstanding common stock as of December 31, 2017. Each of these shareholders will continue to have the ability to independently vote a meaningful percentage of our outstanding common stock on all matters put to a vote of our shareholders, including the election of our board of directors and certain other significant corporate transactions, such as a merger or acquisition transaction. On any such matter, the interests of these shareholders may not coincide with the interests of the other holders of our common stock and any such difference in interests may result in that shareholder voting its shares in a manner inconsistent with the interests of other shareholders.

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

Although First Guaranty Bancshares, and First Guaranty Bank prior to the Share Exchange, paid a quarterly dividend to our shareholders for 98 consecutive quarters as of December 31, 2017, we have no obligation to continue paying dividends, and we may change our dividend policy at any time without prior notice to our shareholders. In addition, our ability to pay dividends will continue to be subject, among other things, to certain regulatory guidance and/or restrictions.

Risks Associated with the Premier Merger

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
To the extent that the merger consideration, consisting of cash plus the number of shares of First Guaranty common stock issued in the Merger, exceeded the fair value of the net assets, including identifiable intangibles of Premier, that amount was reported as goodwill by First Guaranty. In accordance with current accounting guidance, goodwill will not be amortized but will be evaluated for impairment annually. A failure to realize expected benefits of the Merger could adversely impact the carrying value of the goodwill recognized in the Merger, and in turn negatively affect First Guaranty's financial condition.
Risks Associated with an At the Market Offering

Stockholders may experience dilution as a result of our current ATM Offering or future equity offerings.

In order to raise capital for future acquisitions or for general corporate purposes, we may offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at a price per share that may be lower than the current price. In November 2017, First Guaranty announced the launch of the ATM Offering.  First Guaranty may sell up to $25.0 million of common stock under the ATM Offering. If we sell shares of our common stock in the ATM Offering or another future offering, First Guaranty stockholders will experience dilution in their ownership interest in First Guaranty.

Item 1B – Unresolved Staff Comments

None.

Item 2 - Properties

First Guaranty does not directly own any real estate, but it does own real estate indirectly through the Bank. The Bank operates 27 banking centers, including one drive-up facility. The following table sets forth certain information relating to each office. The net book value of premises at all branch locations, including the raw land of branches under development, at December 31, 2017 totaled $38.0 million. We believe that our properties are adequate for our business operations as they are currently being conducted.

Location	Use of Facilities	Year Facility Opened or Acquired	Owned/Leased
First Guaranty Square 400 East Thomas Street Hammond, LA 70401	First Guaranty Bank's Main Office	1975	Owned
2111 West Thomas Street Hammond, LA 70401	Guaranty West Banking Center	1974	Owned
100 East Oak Street Amite, LA 70422	Amite Banking Center	1970	Owned
455 West Railroad Avenue Independence, LA 70443	Independence Banking Center	1979	Owned
301 Avenue F Kentwood, LA 70444	Kentwood Banking Center	1975	Owned
189 Burt Blvd Benton, LA 71006	Benton Banking Center	2010	Owned
126 South Hwy. 1 Oil City, LA 71061	Oil City Banking Center	1999	Owned
401 North 2nd Street Homer, LA 71040	Homer Main Banking Center	1999	Owned
10065 Hwy 79 Haynesville, LA 71038	Haynesville Banking Center	1999	Owned
117 East Hico Street Dubach, LA 71235	Dubach Banking Center	1999	Owned
102 East Louisiana Avenue Vivian, LA 71082	Vivian Banking Center	1999	Owned
500 North Cary Avenue Jennings, LA 70546	Jennings Banking Center	1999	Owned
799 West Summers Drive Abbeville, LA 70510	Abbeville Banking Center	1999	Owned
105 Berryland Ponchatoula, LA 70454	Berryland Banking Center	2004	Leased
2231 S. Range Avenue Denham Springs, LA 70726	Denham Springs Banking Center	2005	Owned
500 West Pine Street Ponchatoula, LA 70454	Ponchatoula Banking Center	2016	Owned
29815 Walker Rd S Walker, LA 70785	Walker Banking Center	2007	Owned
6151 Hwy 10 Greensburg, LA 70441	Greensburg Banking Center	2011	Owned
723 Avenue G Kentwood, LA 70444	Kentwood West Banking Center	2011	Owned
35651 Hwy 16 Montpelier, LA 70422	Montpelier Banking Center	2011	Owned
33818 Hwy 16 Denham Springs, LA 70706	Watson Banking Center	2011	Owned
8951 Synergy Dr. #100 McKinney, TX 75070	McKinney Banking Center	2017	Owned
7600 Woodway Drive Waco, TX 76712	Waco Banking Center	2017	Owned
2209 W. University Dr. Denton, TX 76201	Denton Banking Center	2017	Owned
2001 N. Handley Ederville Road Fort Worth, TX 76118	Fort Worth Banking Center	2017	Owned
603 Main Street #101 Garland, TX 75040	Garland Banking Center	2017	Leased
4221 Airline Drive Bossier City, LA 71111	Bossier City Banking Center	2017	Owned

Item 3 - Legal Proceedings

First Guaranty is subject to various legal proceedings in the normal course of its business. At December 31, 2017, we were not involved in any legal proceedings, the outcome of which would have a material adverse effect on the financial condition or results of operation of First Guaranty.

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item 5 - Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are traded on the NASDAQ Global Marketplace under the symbol "FGBI". As of December 31, 2017, there were approximately 1,500 holders of record of our common stock.

The following table sets forth the quarterly high and low reported sales prices for our common stock for the years ended December 31, 2017 and 2016. These reported sales prices represent trades that were quoted on the NASDAQ.
	2017			2016
Quarter Ended*:	High	Low	Dividend	High	Low	Dividend
March 31,	$22.00	$21.37	$0.16	$16.83	$15.50	$0.16
June 30,	$24.82	$24.69	$0.16	$16.15	$15.95	$0.16
September 30,	$24.55	$24.24	$0.16	$16.41	$16.17	$0.16
December 31,	$25.02	$24.63	$0.16	$23.93	$23.32	$0.16

*	Data above has not been adjusted to reflect the ten percent stock dividend paid December 14, 2017 to shareholders of record as of December 8, 2017.

Our shareholders are entitled to receive dividends when, and if, declared by the Board of Directors, out of funds legally available for dividends. We have paid consecutive quarterly cash dividends on our common stock for each of the last 98 quarters dating back to the third quarter of 1993. The Board of Directors intends to continue to pay regular quarterly cash dividends. The ability to pay dividends in the future will depend on earnings and financial condition, liquidity and capital requirements, regulatory restrictions, the general economic and regulatory climate and ability to service any equity or debt obligations senior to common stock. There are legal restrictions on the ability of First Guaranty Bank to pay cash dividends to First Guaranty Bancshares, Inc. Under federal and state law, we are required to maintain certain surplus and capital levels and may not distribute dividends in cash or in kind, if after such distribution we would fall below such levels. Specifically, an insured depository institution is prohibited from making any capital distribution to its shareholders, including by way of dividend, if after making such distribution, the depository institution fails to meet the required minimum level for any relevant capital measure including the risk-based capital adequacy and leverage standards.

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

	At or For the Years Ended December 31,
(in thousands except for %)	2017	2016	2015	2014	2013
Year End Balance Sheet Data:
Investment securities	$501,656	$499,336	$546,121	$641,603	$634,504
Federal funds sold	$823	$271	$582	$210	$665
Loans, net of unearned income	$1,149,014	$948,921	$841,583	$790,321	$703,166
Allowance for loan losses	$9,225	$11,114	$9,415	$9,105	$10,355
Total assets	$1,750,430	$1,500,946	$1,459,753	$1,518,876	$1,436,441
Total deposits	$1,549,286	$1,326,181	$1,295,870	$1,371,839	$1,303,099
Borrowings	$52,938	$43,230	$42,221	$3,255	$6,288
Shareholders' equity	$143,983	$124,349	$118,224	$139,583	$123,405
Common shareholders' equity	$143,983	$124,349	$118,224	$100,148	$83,970

Performance Ratios and Other Data:
Return on average assets	0.71%	0.97%	0.97%	0.77%	0.65%
Return on average common equity	8.59%	11.18%	12.98%	11.40%	9.31%
Return on average tangible assets	0.73%	0.98%	0.99%	0.79%	0.67%
Return on average tangible common equity	9.15%	11.64%	13.60%	12.10%	9.99%
Net interest margin	3.33%	3.39%	3.26%	3.11%	2.92%
Average loans to average deposits	72.23%	68.57%	61.31%	55.72%	53.58%
Efficiency ratio(1)	62.64%	56.85%	55.11%	62.85%	65.61%
Efficiency ratio (excluding amortization of intangibles and securities transactions)(1)	63.38%	60.19%	57.74%	62.58%	67.17%
Full time equivalent employees (year end)	338	293	277	271	278

(Footnotes follow on next page)

Item 6- Selected Financial Data continued

	At or For the Years Ended December 31,
(in thousands except for % and share data)	2017	2016	2015	2014	2013
Capital Ratios:
Average shareholders' equity to average assets	8.31%	8.63%	9.88%	9.24%	9.28%
Average tangible equity to average tangible assets	8.01%	8.44%	9.67%	9.00%	9.02%
Common shareholders' equity to total assets	8.23%	8.28%	8.10%	6.59%	5.85%
Tier 1 leverage capital consolidated	8.27%	8.68%	8.17%	9.33%	9.14%
Tier 1 capital consolidated	10.35%	10.59%	10.85%	13.16%	13.61%
Total risk-based capital consolidated	12.14%	12.79%	13.13%	14.05%	14.71%
Common equity tier one capital consolidated	10.35%	10.59%	10.85%	N/A	N/A
Tangible common equity to tangible assets(2)	7.87%	8.10%	7.89%	6.37%	5.59%

Income Data:
Interest income	$67,546	$58,532	$56,079	$53,297	$50,886
Interest expense	$14,393	$10,140	$8,608	$9,202	$11,134
Net interest income	$53,153	$48,392	$47,471	$44,095	$39,752
Provision for loan losses	$3,822	$3,705	$3,864	$1,962	$2,520
Noninterest income (excluding securities transactions)	$6,943	$5,656	$5,656	$5,882	$5,907
Securities gains	$1,397	$3,799	$3,300	$295	$1,571
Noninterest expense	$38,521	$32,885	$31,095	$31,594	$30,987
Earnings before income taxes	$19,150	$21,257	$21,468	$16,716	$13,723
Net income	$11,751	$14,093	$14,505	$11,224	$9,146
Net income available to common shareholders	$11,751	$14,093	$14,121	$10,830	$8,433

Per Common Share Data(4):
Net earnings	$1.37	$1.68	$1.83	$1.42	$1.11
Cash dividends paid	$0.60	$0.58	$0.54	$0.53	$0.53
Book value	$16.35	$14.86	$14.13	$13.16	$11.03
Tangible book value (3)	$15.59	$14.50	$13.73	$12.68	$10.52
Dividend payout ratio	44.34%	34.56%	30.07%	37.18%	47.75%
Weighted average number of shares outstanding	8,608,088	8,369,424	7,714,620	7,611,397	7,611,397
Number of shares outstanding	8,807,175	8,369,424	8,369,424	7,611,397	7,611,397

Asset Quality Ratios:
Non-performing assets to total assets	0.84%	1.48%	1.51%	0.99%	1.27%
Non-performing assets to total loans	1.28%	2.34%	2.62%	1.90%	2.60%
Non-performing loans to total loans	1.17%	2.30%	2.43%	1.62%	2.12%
Loan loss reserve to non-performing assets	62.88%	50.04%	42.74%	60.74%	56.72%
Net charge-offs to average loans	0.54%	0.23%	0.44%	0.45%	0.38%
Provision for loan loss to average loans	0.36%	0.42%	0.47%	0.27%	0.38%
Allowance for loan loss to total loans	0.80%	1.17%	1.12%	1.15%	1.47%

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

(4)	Historical share and per share amounts have been adjusted to reflect the ten percent stock dividend paid December 14, 2017 to shareholders of record as of December 8, 2017.

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

	At December 31,
(in thousands except for share data and %)	2017	2016	2015	2014	2013
Tangible Common Equity
Total shareholders' equity	$143,983	$124,349	$118,224	$139,583	$123,405
Adjustments:
Preferred	-	-	-	39,435	39,435
Goodwill	3,472	1,999	1,999	1,999	1,999
Acquisition intangibles	3,249	978	1,298	1,618	1,938
Tangible common equity	$137,262	$121,372	$114,927	$96,531	$80,033
Common shares outstanding	8,807,175	8,369,424	8,369,424	7,611,397	7,611,397
Book value per common share	$16.35	$14.86	$14.13	$13.16	$11.03
Tangible book value per common share	$15.59	$14.50	$13.73	$12.68	$10.52
Tangible Assets
Total Assets	$1,750,430	$1,500,946	$1,459,753	$1,518,876	$1,436,441
Adjustments:
Goodwill	3,472	1,999	1,999	1,999	1,999
Acquisition intangibles	3,249	978	1,298	1,618	1,938
Tangible Assets	$1,743,709	$1,497,969	$1,456,456	$1,515,259	$1,432,504
Tangible common equity to tangible assets	7.87%	8.10%	7.89%	6.37%	5.59%

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

The following table reconciles, as of the dates set forth below, our efficiency ratio to the GAAP-based efficiency ratio:

	For the Year Ended December 31,
(in thousands except for share data and %)	2017	2016	2015	2014	2013
GAAP-based efficiency ratio	62.64%	56.85%	55.11%	62.85%	65.61%
Noninterest expense	$38,521	$32,885	$31,095	$31,594	$30,987
Amortization of intangibles	432	320	320	320	320
Noninterest expense, excluding amortization	38,089	32,565	30,775	31,274	30,667
Net interest income	53,153	48,392	47,471	44,095	39,752
Noninterest income	8,340	9,455	8,956	6,177	7,478
Adjustments:
Securities transactions	1,397	3,739	3,125	295	1,571
Noninterest income, excluding securities transactions	$6,943	$5,716	$5,831	$5,882	$5,907
Efficiency ratio	63.38%	60.19%	57.74%	62.58%	67.17%

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

Overview

First Guaranty Bancshares is a Louisiana-chartered bank holding company headquartered in Hammond, Louisiana. Our wholly-owned subsidiary, First Guaranty Bank, a Louisiana-chartered commercial bank, provides personalized commercial banking services primarily to Louisiana and Texas customers through 27 banking facilities primarily located in the MSAs of Hammond, Baton Rouge, Lafayette, Shreveport-Bossier City, Dallas-Fort Worth-Arlington, and Waco. We emphasize personal relationships and localized decision making to ensure that products and services are matched to customer needs. We compete for business principally on the basis of personal service to customers, customer access to officers and directors and competitive interest rates and fees. First Guaranty entered the Texas markets in 2017 with the acquisition of Premier Bancshares, Inc. and its wholly owned subsidiary, Synergy Bank.

Total assets were $1.8 billion at December 31, 2017 and $1.5 billion at December 31, 2016. Total deposits were $1.5 billion at December 31, 2017 and $1.3 billion at December 31, 2016. Total loans were $1.1 billion at December 31, 2017, an increase of $200.1 million, or 21.1%, compared with December 31, 2016. Common shareholders' equity was $144.0 million and $124.3 million at December 31, 2017 and December 31, 2016, respectively. The growth in assets and liabilities in 2017 as compared to 2016 was primarily due to the acquisition of Premier in June 2017.

Net income was $11.8 million, $14.1 million and $14.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. We generate most of our revenues from interest income on loans, interest income on securities, sales of securities and service charges, commissions and fees. We incur interest expense on deposits and other borrowed funds and noninterest expense such as salaries and employee benefits and occupancy and equipment expenses. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowings which are used to fund those assets. Net interest income is our largest source of revenue. To evaluate net interest income, we measure and monitor: (1) yields on our loans and other interest-earning assets; (2) the costs of our deposits and other funding sources; (3) our net interest spread and (4) our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources.

Changes in market interest rates and interest rates we earn on interest-earning assets or pay on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and noninterest-bearing liabilities are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions and conditions in domestic and foreign financial markets. Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in Louisiana, Texas and our other out-of-state market areas. During the extended period of historically low interest rates, we continue to evaluate our investments in interest-earning assets in relation to the impact such investments have on our financial condition, results of operations and shareholders' equity.

Financial highlights for 2017 and 2016:

●	During the fourth quarter of 2017, First Guaranty elected to become a financial holding company because First Guaranty acquired a fifty percent ownership in an insurance brokerage in November 2017.

●
First Guaranty completed its merger with Premier Bancshares, Inc. ("Premier") and its wholly owned subsidiary, Synergy Bank, on June 16, 2017. First Guaranty acquired a total of $158.3 million in assets and assumed an $137.4 million in liabilities. First Guaranty issued 397,988 shares of its common stock at a price of $25.86 and paid $10.3 million in cash to Premier shareholders (unadjusted for the 10% stock dividend in December 2017). Total consideration was $21.0 million. First Guaranty acquired a total of $128.0 million in loans, securities of $5.9 million, cash and due from banks of $4.5 million, Fed funds sold of $2.9 million, premises of $9.5 million, other real estate owned of $0.2 million and other assets that totaled $2.0 million. Intangibles recorded from the transaction were a total of $5.3 million, including goodwill of $1.5 million. Total assumed liabilities included deposits of $127.2 million, an FHLB advance of $9.7 million and other liabilities of $0.4 million. Expenses related to the merger totaled $1.4 million in 2017.

●
Total assets at December 31, 2017 increased $249.5 million, or 16.6%, to $1.8 billion when compared to December 31, 2016. Total loans at December 31, 2017 were $1.1 billion, an increase of $200.1 million, or 21.1%, compared with December 31, 2016. Common shareholders' equity was $144.0 million and $124.3 million at December 31, 2017 and 2016, respectively.

●	Net income for the years ended December 31, 2017 and 2016 was $11.8 million and $14.1 million, respectively.

●
Earnings per common share were $1.37 and $1.68 for the years ended December 31, 2017 and 2016, respectively. Total weighted average shares outstanding were 8,608,088 at December 31, 2017 compared to 8,369,424 at December 31, 2016. The change in shares was due to First Guaranty's acquisition of Premier in June 2017 and the 10% common stock dividend issued in December 2017.

●	Net interest income for 2017 was $53.2 million compared to $48.4 million for 2016.

●	The provision for loan losses totaled $3.8 million for 2017 compared to $3.7 million in 2016.

●
The net interest margin for 2017 was 3.33%, which was a decrease of six basis points from the net interest margin of 3.39% for 2016. First Guaranty attributed the decrease in the net interest margin to a rise in interest expense associated with deposits.

●
Investment securities totaled $501.7 million at December 31, 2017, an increase of $2.3 million when compared to $499.3 million at December 31, 2016. At December 31, 2017, available for sale securities, at fair value, totaled $381.5 million, a decrease of $15.9 million when compared to $397.5 million at December 31, 2016. At December 31, 2017, held to maturity securities, at amortized cost, totaled $120.1 million, an increase of $18.3 million when compared to $101.9 million at December 31, 2016.

●
Total loans net of unearned income were $1.1 billion at December 31, 2017 compared to $948.9 million at December 31, 2016. The net loan portfolio at December 31, 2017 totaled $1.1 billion, a net increase of $202.0 million from $937.8 million at December 31, 2016. Total loans net of unearned income are reduced by the allowance for loan losses which totaled $9.2 million at December 31, 2017 and $11.1 million at December 31, 2016.

●	Total impaired loans decreased $13.2 million to $15.6 million at December 31, 2017 compared to $28.8 million at December 31, 2016.

●	Nonaccrual loans decreased $9.1 million to $12.6 million at December 31, 2017 compared to $21.7 million at December 31, 2016.

●	The allowance for loan losses was 0.80% of loans at December 31, 2017. The allowance for loan losses as a percentage of total loans was 0.90% prior to the inclusion of the acquired loans from Premier.

●
Return on average assets was 0.71% and 0.97% for the years ended December 31, 2017 and 2016, respectively. Return on average common equity was 8.59% and 11.18% for 2017 and 2016, respectively. Return on average assets is calculated by dividing net income before preferred dividends by average assets. Return on average common equity is calculated by dividing net income to common shareholders by average common equity.

●
Book value per common share was $16.35 as of December 31, 2017 compared to $14.86 as of December 31, 2016. Tangible book value per common share was $15.59 as of December 31, 2017 compared to $14.50 as of December 31, 2016.

●
The increase in book value was due primarily to the issuance of shares related to the acquisition of Premier adjusted for the 10% common stock dividend, the changes in accumulated other comprehensive income/loss ("AOCI") and an increase in retained earnings. AOCI is comprised of unrealized gains and losses on available for sale securities.

●
First Guaranty's Board of Directors declared and First Guaranty paid cash dividends of $0.60 and $0.58 per common share in 2017 and 2016. First Guaranty has paid 98 consecutive quarterly dividends as of December 31, 2017.

●
On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into law. The Tax Act permanently lowers the federal corporate income tax rate to 21% from the existing maximum rate of 35%, effective January 1, 2018. First Guaranty recorded a one-time income tax expense of $0.9 million in 2017 related to the estimated net impact from the remeasurement of deferred tax assets and liabilities.

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

Valuation of Goodwill, Intangible Assets and Other Purchase Accounting Adjustments. First Guaranty accounts for acquisitions in accordance with ASC Topic No. 805, Business Combinations, which requires the use of the acquisition method of accounting. Under this method, First Guaranty is required to record the assets acquired, including identified intangible assets, and liabilities assumed, at their respective fair values, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective, as is the appropriate amortization method for such intangible assets. In addition, business combinations typically result in recording goodwill.

Intangible assets are comprised of goodwill, core deposit intangibles and mortgage servicing rights. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Our goodwill is tested for impairment on an annual basis, or more often if events or circumstances indicate impairment may exist. Adverse changes in the economic environment, declining operations, or other factors could result in a decline in the implied fair value of goodwill. If the implied fair value is less than the carrying amount, a loss would be recognized in other noninterest expense to reduce the carrying amount to implied fair value of goodwill. Our goodwill impairment test includes two steps that are preceded by a "step zero" qualitative test. The qualitative test allows management to assess whether qualitative factors indicate that it is more likely than not that impairment exists. If it is not more likely than not that impairment exists, then the two step quantitative test would not be necessary. These qualitative indicators include factors such as earnings, share price, market conditions, etc. If the qualitative factors indicate that it is more likely than not that impairment exists, then the two step quantitative test would be necessary. Step one is used to identify potential impairment and compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Step two of the goodwill impairment test compares the implied estimated fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill for that reporting unit exceeds the implied fair value of that unit's goodwill, an impairment loss is recognized in an amount equal to the excess. First Guaranty concluded goodwill was not impaired as of October 1, 2017. Further, no events or changes in circumstances between October 1, 2017 and December 31, 2017 indicated that it was more likely than not the fair value of any reporting unit had been reduced below its carrying value.

Goodwill impairment evaluations require management to utilize significant judgments and assumptions including, but not limited to, the general economic environment and banking industry, reporting unit future performance (i.e., forecasts), events or circumstances affecting a respective reporting unit (e.g., interest rate environment), and changes in First Guaranty's stock price, amongst other relevant factors. Management's judgments and assumptions are based on the best information available at the time. Results could vary in subsequent reporting periods if conditions differ substantially from the assumptions utilized in completing the evaluations.

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

Financial Condition

First Guaranty completed the acquisition of Premier Bancshares, Inc. and its wholly owned subsidiary Synergy Bank, S.S.B. on June 16, 2017. This acquisition added five branches, an estimated $127.2 million in deposits, and an estimated $128.0 million in loans to First Guaranty's balance sheet. The results of operations since the date of acquisition reflect the impact of the transaction.

Assets.

Our total assets were $1.8 billion at December 31, 2017, an increase of $249.5 million, or 16.6%, from total assets at December 31, 2016, primarily due to the growth in our loan portfolio of $202.0 million, an increase in cash and cash equivalents of $19.9 million and of our investment securities portfolio of $2.3 million, a substantial portion of which was due to the Premier acquisition.

Loans.

Net loans increased $202.0 million, or 21.5%, to $1.1 billion at December 31, 2017 from $937.8 million at December 31, 2016. Net loans increased during 2017 primarily due to a $123.2 million increase in non-farm non-residential loans, a $28.4 million increase in construction and land development loans, a $26.7 million increase in commercial and industrial loans, a $23.5 million increase in one- to four-family residential loans, a $4.5 million increase in farmland loans, and a $4.4 million increase in multi-family loans, partially offset by a $7.8 million decrease in consumer and other loans and a $2.3 million decrease in agricultural loans. Non-farm non-residential loan balances increased primarily due to local originations and the acquisition of loans from Premier. Construction and land development loans increased principally due to the funding of unfunded commitments on various construction projects. Commercial and industrial loans increased primarily due to acquired loans from Premier and due to growth in First Guaranty's legacy portfolio. One-to four-family residential loans increased primarily due to the continued growth in local loan originations and acquired loans. Farmland loans increased due to seasonal fundings on agricultural loan commitments. Multi-family loans increased primarily due to acquired loans from Premier. Consumer and other loans decreased due to the sale of the government guaranteed student loans portfolio acquired from Premier and paydowns on commercial leases. Agricultural loans decreased due to seasonal fluctuations. Syndicated loans declined during 2017 from $82.8 million at December 31, 2016 to $70.4 million at December 31, 2017. First Guaranty had approximately 2.4% of funded and 0.4% of unfunded commitments in our loan portfolio to businesses engaged in support or service activities for oil and gas operations. The balances in this portfolio were not materially changed by the Premier acquisition. There are no significant concentrations of credit to any individual borrower.

As of December 31, 2017, 74.1% of our loan portfolio was secured primarily or secondarily by real estate. The largest portion of our loan portfolio, at 46.9% at December 31, 2017, was non-farm non-residential loans secured by real estate. Approximately 40.4% of the loan portfolio is based on a floating interest rate tied to the prime rate or London InterBank Offered Rate, or LIBOR, at December 31, 2017. Approximately 70.2% of the loan portfolio is scheduled to mature within five years from December 31, 2017.

First Guaranty acquired in the Premier acquisition a portfolio of loans comprised of loans guaranteed principally by the U.S. Small Business Administration ("SBA") or by the U.S. Department of Agriculture ("USDA") and the unguaranteed portion of SBA and USDA loans for which the guaranteed portion had been sold into the secondary market. At December 31, 2017 First Guaranty's balance of SBA and USDA loans was $38.2 million of which $13.2 million retained the government guarantee and $25.0 million was the unguaranteed residual balance. At December 31, 2017, First Guaranty also serviced 55 SBA and USDA loans that totaled $50.5 million. First Guaranty receives servicing fee income on this portfolio.

Loan Portfolio Composition. The tables below sets forth the balance of loans, excluding loans held for sale, outstanding by loan type as of the dates presented, and the percentage of each loan type to total loans.

	At December 31,
	2017		2016		2015		2014		2013
(in thousands except for %)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate:
Construction & land development	$112,603	9.8%	$84,239	8.9%	$56,132	6.6%	$52,094	6.6%	$47,550	6.7%
Farmland	25,691	2.2%	21,138	2.2%	17,672	2.1%	13,539	1.7%	9,826	1.4%
1- 4 Family	158,733	13.8%	135,211	14.2%	129,610	15.4%	118,181	14.9%	103,764	14.7%
Multi-family	16,840	1.4%	12,450	1.3%	12,629	1.5%	14,323	1.8%	13,771	2.0%
Non-farm non-residential	540,231	46.9%	417,014	43.9%	323,363	38.3%	328,400	41.5%	336,071	47.7%
Total Real Estate	854,098	74.1%	670,052	70.5%	539,406	63.9%	526,537	66.5%	510,982	72.5%
Non-real Estate:
Agricultural	21,514	1.9%	23,783	2.5%	25,838	3.1%	26,278	3.3%	21,749	3.1%
Commercial and industrial	220,700	19.2%	193,969	20.4%	224,201	26.6%	196,339	24.8%	151,087	21.4%
Consumer and other	55,185	4.8%	63,011	6.6%	54,163	6.4%	42,991	5.4%	20,917	3.0%
Total Non-real Estate	297,399	25.9%	280,763	29.5%	304,202	36.1%	265,608	33.5%	193,753	27.5%
Total Loans Before Unearned Income	1,151,497	100.0%	950,815	100.0%	843,608	100.0%	792,145	100.0%	704,735	100.0%
Less: Unearned income	(2,483)		(1,894)		(2,025)		(1,824)		(1,569)
Total Loans Net of Unearned Income	$1,149,014		$948,921		$841,583		$790,321		$703,166

Loan Portfolio Maturities. The following tables summarize the scheduled repayments of our loan portfolio at December 31, 2017 and 2016. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization.

	December 31, 2017
(in thousands)	One Year or Less	More Than One Year Through Five Years	After Five Years	Total
Real Estate:
Construction & land development	$22,729	$71,796	$18,078	$112,603
Farmland	4,693	15,628	5,370	25,691
1 - 4 family	16,054	47,614	95,065	158,733
Multi-family	1,962	11,746	3,132	16,840
Non-farm non-residential	56,734	290,654	192,843	540,231
Total Real Estate	102,172	437,438	314,488	854,098
Non-real Estate:
Agricultural	7,923	4,613	8,978	21,514
Commercial and industrial	40,145	170,103	10,452	220,700
Consumer and other	19,223	35,616	346	55,185
Total Non-Real Estate	67,291	210,332	19,776	297,399
Total Loans Before Unearned Income	$169,463	$647,770	$334,264	1,151,497
Less: unearned income				(2,483)
Total Loans Net of Unearned Income				$1,149,014

	December 31, 2016
(in thousands)	One Year or Less	More Than One Year Through Five Years	After Five Years	Total
Real Estate:
Construction & land development	$25,096	$49,820	$9,323	$84,239
Farmland	8,833	4,584	7,721	21,138
1 - 4 family	13,476	42,778	78,957	135,211
Multi-family	642	8,629	3,179	12,450
Non-farm non-residential	53,408	258,300	105,306	417,014
Total Real Estate	101,455	364,111	204,486	670,052
Non-real Estate:
Agricultural	9,964	4,340	9,479	23,783
Commercial and industrial	22,667	163,802	7,500	193,969
Consumer and other	19,446	43,202	363	63,011
Total Non-Real Estate	52,077	211,344	17,342	280,763
Total Loans Before Unearned Income	$153,532	$575,455	$221,828	950,815
Less: unearned income				(1,894)
Total Loans Net of Unearned Income				$948,921

The following table sets forth the scheduled repayments of fixed and adjustable-rate loans at December 31, 2017 that are contractually due after December 31, 2018.

	Due After December 31, 2017
(in thousands)	Fixed	Floating	Total
One to five years	390,333	251,135	641,468
Over Five to 15 years	124,215	70,273	194,488
Over 15 years	70,366	67,881	138,247
Subtotal	$584,914	$389,289	$974,203
Nonaccrual loans			12,550
Total			$961,653

As of December 31, 2017, $95.4 million of floating rate loans were at their interest rate floor. At December 31, 2016, $127.7 million of floating rate loans were at the floor rate. Nonaccrual loans have been excluded from these totals.

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

The following table shows the principal amounts and categories of our non-performing assets at December 31, 2017, 2016, 2015, 2014 and 2013.

	December 31,
(in thousands)	2017	2016	2015	2014	2013
Nonaccrual loans:
Real Estate:
Construction and land development	$371	$551	$558	$486	$73
Farmland	65	105	117	153	130
1 - 4 family	1,953	2,242	4,538	3,819	4,248
Multi-family	-	5,014	9,045	-	-
Non-farm non-residential	3,758	2,753	2,934	4,993	7,539
Total Real Estate	6,147	10,665	17,192	9,451	11,990
Non-Real Estate:
Agricultural	1,496	1,958	2,628	832	526
Commercial and industrial	4,826	8,070	48	1,907	1,946
Consumer and other	81	981	171	4	23
Total Non-Real Estate	6,403	11,009	2,847	2,743	2,495
Total nonaccrual loans	12,550	21,674	20,039	12,194	14,485

Loans 90 days and greater delinquent & still accruing:
Real Estate:
Construction and land development	-	34	-	-	-
Farmland	-	-	19	-	-
1 - 4 family	-	145	391	599	414
Multi-family	-	-	-	-	-
Non-farm non-residential	-	-	-	-	-
Total Real Estate	-	179	410	599	414
Non-Real Estate:
Agricultural	41	-	-	-	-
Commercial and industrial	798	-	-	-	-
Consumer and other	-	-	-	-	-
Total Non-Real Estate	839	-	-	-	-
Total loans 90 days and greater delinquent & still accruing	839	179	410	599	414

Total non-performing loans	$13,389	$21,853	$20,449	$12,793	$14,899

Other real estate owned and foreclosed assets:
Real Estate:
Construction and land development	304	-	25	127	754
Farmland	-	-	-	-	-
1 - 4 family	23	71	880	1,121	1,803
Multi-family	-	-	-	-	-
Non-farm non-residential	954	288	672	950	800
Total Real Estate	1,281	359	1,577	2,198	3,357
Non-Real Estate:
Agricultural	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Consumer and other	-	-	-	-	-
Total Non-Real estate	-	-	-	-	-
Total other real estate owned and foreclosed assets	1,281	359	1,577	2,198	3,357

Total non-performing assets	$14,670	$22,212	$22,026	$14,991	$18,256

Non-performing assets to total loans	1.28%	2.34%	2.62%	1.90%	2.60%
Non-performing assets to total assets	0.84%	1.48%	1.51%	0.99%	1.27%
Non-performing loans to total loans	1.17%	2.30%	2.43%	1.62%	2.12%

For the years ended December 31, 2017 and 2016, gross interest income which would have been recorded had the non-performing loans been current in accordance with their original terms amounted to $1.5 million and $1.5 million, respectively. We recognized $79,000 and $0.1 million of interest income on such loans during the years ended December 31, 2017 and 2016, respectively. For the years ended December 31, 2017 and 2016, gross interest income which would have been recorded had the troubled debt restructured loans been current in accordance with their original terms amounted to $0.1 million and $0.1 million, respectively. We recognized $0.1 million and $0.3 million of interest income on such loans during the years ended December 31, 2017 and 2016, respectively.

Non-performing assets were $14.7 million, or 0.84%, of total assets at December 31, 2017, compared to $22.2 million, or 1.48%, of total assets at December 31, 2016, which represented a decrease in non-performing assets of $7.5 million. The decrease in non-performing assets occurred primarily as a result of a decrease in non-accrual loans from $21.7 million at December 31, 2016 to $12.6 million at December 31, 2017. The decrease in non-accrual loans was concentrated in multi-family loans and commercial and industrial loans. The decrease in non-accrual loans was partially offset by an increase in loans 90 days and greater still accruing of $0.7 million. First Guaranty acquired $0.1 million in non-accrual loans from Premier and $1.0 million in government guaranteed student loans that were 90 day plus and still accruing in June 2017. The student loans were sold during the third quarter of 2017. First Guaranty acquired $0.2 million in other real estate owned from Premier. Non-performing assets included $1.1 million, or 7.3% of non-performing assets are loans with a government guarantee. These are structured as net loss guarantees in which up to 90% of loss exposure is covered.

At December 31, 2017 nonaccrual loans totaled $12.6 million, a decrease of $9.1 million, or 42.1%, compared to nonaccrual loans of $21.7 million at December 31, 2016. The decrease in nonaccrual loans was associated with a $4.9 million multi-family loan that was returned to accrual status after observing reasonable payment performance over the last 24 months and a $3.2 million partial charge off of a non-performing commercial and industrial loan. Nonaccrual loans were concentrated in three loan relationships that totaled $8.1 million or 64.6% of nonaccrual loans at December 31, 2017.

At December 31, 2017 loans 90 days or greater delinquent and still accruing totaled $0.8 million, an increase of $0.7 million, compared to $0.2 million at December 31, 2016. These loans were comprised of a $0.8 million commercial and industrial loan and a $40,000 agricultural loan at December 31, 2017.

Other real estate owned at December 31, 2017 totaled $1.3 million, an increase of $0.9 million from $0.4 million at December 31, 2016. The increase in other real estate owned was primarily due to the addition of a $0.8 million non-farm non-residential property.

At December 31, 2017, our largest non-performing assets were comprised of the following non-accrual loans and other real estate owned: (1) a commercial and industrial loan that totaled $4.6 million that is a shared national credit involved in oil and gas support and service activity with a specific reserve of $0.5 million; (2) a non-farm non-residential loan that totaled $3.1 million; (3) an agricultural loan that totaled $0.4 million; and (4) a $0.8 million non-farm non-residential property. The commercial and industrial and agricultural loans have been charged down to their estimated fair value.

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

The following is a summary of loans restructured as TDRs at December 31, 2017, 2016 and 2015:

	At December 31,
(in thousands)	2017	2016	2015
TDRs:
In Compliance with Modified Terms	$2,138	$2,987	$3,431
Past Due 30 through 89 days and still accruing	-	-	-
Past Due 90 days and greater and still accruing	-	-	-
Nonaccrual	334	361	368
Restructured Loans that subsequently defaulted	-	100	1,908
Total TDR	$2,472	$3,448	$5,707

At December 31, 2017, the outstanding balance of our troubled debt restructurings, was $2.5 million as compared to $3.4 million at December 31, 2016. At December 31, 2017, we had two outstanding TDRs: (1) a $2.1 million non-farm non-residential loan secured by commercial real estate, which was performing in accordance with its modified terms; and (2) a $0.3 million construction and land development loan secured by raw land that is on non-accrual. The restructuring of these loans was related to interest rate or amortization concessions. The decline in TDRs occurred primarily due to paydowns on the $2.1 million TDR that is in compliance with its modified terms and the charge off of a $0.1 million TDR that subsequently defaulted and was placed on non-accrual.

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

The following table sets forth our amounts of classified loans and loans designated as special mention at December 31, 2017, 2016 and 2015. Classified assets totaled $54.1 million at December 31, 2017, and included $13.4 million of non-performing loans.

	At December 31,
(in thousands)	2017	2016	2015
Classification of Loans:
Substandard	$49,495	$41,992	$58,654
Doubtful	4,560	7,730	-
Total Classified Assets	$54,055	$49,722	$58,654
Special Mention	$25,929	$17,705	$10,752

The increase in classified assets at December 31, 2017 as compared to December 31, 2016 was due to a $7.5 million increase in substandard loans offset by a decrease in doubtful loans of $3.2 million. The increase in substandard loans was due primarily to the addition of loans acquired in the Premier acquisition with deteriorated credit quality. Substandard loans at December 31, 2017 consisted of $17.3 million in non-farm non-residential, $7.5 million in one- to four-family residential, $6.9 million in consumer and other loans, $6.8 million in multi-family, $5.2 million in commercial and industrial, $4.3 million in construction and land development,  and the remaining $1.6 million comprised of farmland and agricultural loans. Doubtful loans decreased in 2017 by $3.2 million due to the partial charge off on a nonperforming commercial and industrial loan. Special mention loans increased by $8.2 million in 2017 primarily due to the downgrade of syndicated loans.

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

The allowance for losses was $9.2 million at December 31, 2017 compared to $11.1 million at December 31, 2016.

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

	At or For the Years Ended December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Balance at beginning of year	$11,114	$9,415	$9,105	$10,355	$10,342

Charge-offs:
Real Estate:
Construction and land development	-	-	(559)	(1,032)	(233)
Farmland	-	-	-	-	(31)
1 - 4 family residential	(33)	(244)	(410)	(589)	(220)
Multi-family	-	-	(947)	-	-
Non-farm non-residential	(1,291)	(1,373)	(1,137)	(1,515)	(1,148)
Total Real Estate	(1,324)	(1,617)	(3,053)	(3,136)	(1,632)
Non-Real Estate:
Agricultural	(162)	(83)	(491)	(2)	(41)
Commercial and industrial loans	(3,629)	(579)	(79)	(266)	(1,098)
Consumer and other	(1,247)	(635)	(550)	(289)	(262)
Total Non-Real Estate	(5,038)	(1,297)	(1,120)	(557)	(1,401)
Total charge-offs	(6,362)	(2,914)	(4,173)	(3,693)	(3,033)

Recoveries:
Real Estate:
Construction and land development	43	4	5	6	10
Farmland	-	-	-	-	140
1 - 4 family residential	92	45	94	99	49
Multi-family	40	401	46	49	-
Non-farm non-residential	85	16	5	9	8
Total Real Estate	260	466	150	163	207
Non-Real Estate:
Agricultural	138	113	3	1	5
Commercial and industrial loans	30	146	315	118	71
Consumer and other	223	183	151	199	243
Total Non-Real Estate	391	442	469	318	319
Total recoveries	651	908	619	481	526

Net (charge-offs) recoveries	(5,711)	(2,006)	(3,554)	(3,212)	(2,507)
Provision for loan losses	3,822	3,705	3,864	1,962	2,520

Balance at end of year	$9,225	$11,114	$9,415	$9,105	$10,355

Ratios:
Net loan charge-offs to average loans	0.54%	0.23%	0.44%	0.45%	0.38%
Net loan charge-offs to loans at end of year	0.50%	0.21%	0.42%	0.41%	0.36%
Allowance for loan losses to loans at end of year	0.80%	1.17%	1.12%	1.15%	1.47%
Net loan charge-offs to allowance for loan losses	61.91%	18.05%	37.75%	35.28%	24.21%
Net loan charge-offs to provision charged to expense	149.42%	54.14%	91.98%	163.71%	99.48%

A provision for loan losses of $3.8 million was made during the year ended December 31, 2017 as compared to $3.7 million for 2016. The provisions made in 2017 were taken to provide for current loan losses and to maintain the allowance proportionate to risks inherent in the loan portfolio.

Total charge-offs were $6.4 million during the year ended December 31, 2017 as compared to $2.9 million for 2016. Recoveries totaled $0.7 million for the year ended December 31, 2017 and $0.9 million during 2016. Comparing the year ended December 31, 2017 to the year ended December 31, 2016, the decrease in the allowance was primarily attributed to the decrease in the specific reserve associated with a nonperforming commercial and industrial loan. The decrease in the specific reserve was due to a $3.2 million partial charge off related to the credit that reduced the specific reserve to $0.5 million. There were changes within the specific components of the allowance balance. The primary changes were decreases in the balances associated with commercial and industrial, construction and land development, non-farm non-residential and one- to-four family loans. This decrease was partially offset by an increase in multi-family loans, consumer and other loans and agricultural loans.

The charged-off loan balances for the year ended December 31, 2017 were concentrated in five loan relationships which totaled $5.0 million, or 77.9%, of the total charged-off amount. The details of the $5.0 million in charged-off loans were as follows:

●	First Guaranty charged off $0.7 million on a non-real estate commercial lease in the second quarter of 2017. This loan had no remaining principal balance at December 31, 2017.

●	First Guaranty charged off $0.5 million on a non-farm non-residential real estate loan in the second quarter of 2017. This loan had no remaining principal balance at December 31, 2017.

●
First Guaranty charged off $3.2 million on a commercial and industrial loan relationship in 2017. This relationship had a remaining principal balance of $4.6 million with a specific reserve of $0.5 million at December 31, 2017.

●	First Guaranty charged off $0.4 million on a non-farm non-residential real estate loan in the fourth quarter of 2017. This loan had a remaining principal balance of $3.1 million at December 31, 2017.

●	First Guaranty charged off $0.2 million on a commercial and industrial loan in the fourth quarter of 2017. This loan had no remaining principal balance at December 31, 2017.

●	$1.4 million of charge-offs for 2017 were comprised of smaller loans and overdrawn deposit accounts.

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

	At December 31,
	2017			2016
(dollars in thousands)	Allowance for Loan Losses	Percent of Allowance to Total Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance to Total Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
Real Estate:
Construction and land development	$628	6.8%	9.8%	$1,232	11.1%	8.9%
Farmland	5	0.1%	2.2%	19	0.2%	2.2%
1-4 family	1,078	11.7%	13.8%	1,204	10.8%	14.2%
Multi-family	994	10.8%	1.4%	591	5.3%	1.3%
Non-farm non-residential	2,811	30.4%	46.9%	3,451	31.0%	43.9%

Non-Real Estate:
Agricultural	187	2.0%	1.9%	74	0.7%	2.5%
Commercial and industrial	2,377	25.8%	19.2%	3,543	31.9%	20.4%
Consumer and other	1,125	12.2%	4.8%	972	8.7%	6.6%
Unallocated	20	0.2%	0.0%	28	0.3%	0.0%

Total Allowance	$9,225	100.0%	100.0%	$11,114	100.0%	100.0%

	At December 31,
	2015			2014
(dollars in thousands)	Allowance for Loan Losses	Percent of Allowance to Total Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance to Total Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
Real Estate:
Construction and land development	$962	10.2%	6.6%	$702	7.7%	6.6%
Farmland	54	0.6%	2.1%	21	0.2%	1.7%
1-4 family	1,771	18.8%	15.4%	2,131	23.4%	14.9%
Multi-family	557	5.9%	1.5%	813	8.9%	1.8%
Non-farm non-residential	3,298	35.0%	38.3%	2,713	29.8%	41.5%

Non-Real Estate:
Agricultural	16	0.2%	3.1%	293	3.2%	3.3%
Commercial and industrial	2,527	26.9%	26.6%	1,797	19.8%	24.8%
Consumer and other	230	2.4%	6.4%	371	4.1%	5.4%
Unallocated	-	0.0%	0.0%	264	2.9%	0.0%

Total Allowance	$9,415	100.0%	100.0%	$9,105	100.0%	100.0%

	At December 31,
	2013
(dollars in thousands)	Allowance for Loan Losses	Percent of Allowance to Total Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
Real Estate:
Construction and land development	$1,530	14.8%	6.7%
Farmland	17	0.2%	1.4%
1-4 family	1,974	19.1%	14.7%
Multi-family	376	3.6%	2.0%
Non-farm non-residential	3,607	34.8%	47.7%

Non-Real Estate:
Agricultural	46	0.4%	3.1%
Commercial and industrial	2,176	21.0%	21.4%
Consumer and other	208	2.0%	3.0%
Unallocated	421	4.1%	0.0%

Total Allowance	$10,355	100.0%	100.0%

Investment Securities.

Investment securities at December 31, 2017 totaled $501.7 million, an increase of $2.3 million, or 0.5%, compared to $499.3 million at December 31, 2016. Our investment securities portfolio is comprised of both available for sale securities and securities that we intend to hold to maturity. We purchase securities for our investment portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and meet pledging requirements for public funds and borrowings. In particular, our held to maturity securities portfolio is used as collateral for our public funds deposits.

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

At December 31, 2017, the U.S Government and Government agency securities and municipal bonds qualified as securities available to collateralize public funds. Securities pledged as collateral totaled $412.2 million at December 31, 2017 and $368.2 million at December 31, 2016. Our public funds deposits have a seasonal increase due to tax collections at the end of the year and the first quarter. We typically collateralize the seasonal public fund increases with short term instruments such as U.S. Treasuries or other agency backed securities.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2017		2016		2015
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
U.S Treasuries	$19,490	$19,486	$29,994	$29,994	$29,999	$29,999
U.S. Government Agencies	200,052	195,983	183,152	178,332	165,364	163,811
Corporate debt securities	91,770	91,485	132,448	131,972	105,680	105,136
Mutual funds or other equity securities	500	493	580	573	580	582
Municipal bonds	37,210	39,569	28,177	27,957	47,339	48,233
Collateralized mortgage obligations	1,191	1,185	-	-	-	-
Mortgage-backed securities	33,680	33,334	29,181	28,645	28,891	28,608
Total available for sale securities	383,893	381,535	403,532	397,473	377,853	376,369

Held to maturity:
U.S. Government Agencies	28,169	27,499	18,167	17,512	77,343	76,622
Municipal bonds	5,322	5,325	-	-	-	-
Mortgage-backed securities	86,630	85,733	83,696	82,394	92,409	91,526
Total held to maturity securities	$120,121	$118,557	$101,863	$99,906	$169,752	$168,148

Our available for sale securities portfolio totaled $381.5 million at December 31, 2017, a decrease of $15.9 million, or 4.0%, compared to $397.5 million at December 31, 2016. The decrease was primarily due to the sale of $112.5 million in U.S. Government agency and U.S. Treasury securities and $36.4 million in corporate securities for which the proceeds were used to fund loan growth. Partially offsetting this decrease was the purchase of U.S. government agency securities used to collateralize public funds deposits. Acquired securities from Premier totaled $5.9 million and included $4.5 million in mortgage-backed securities and $1.4 million in collateralized mortgage obligations.

Our held to maturity securities portfolio had an amortized cost of $120.1 million at December 31, 2017, an increase of $18.3 million, or 17.9%, compared to $101.9 million at December 31, 2016. The increase was primarily due to the purchase of $15.2 million in mortgage-backed securities, $10.0 million in U.S. Government agency securities and $5.3 million in municipal securities used to collateralize public funds deposits. Partially offsetting this increase were early payoffs of existing securities and the continued amortization of our mortgage-backed securities.

The following table sets forth the stated maturities and weighted average yields of our investment securities at December 31, 2017 and 2016.

	At December 31, 2017
	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years
(in thousands except for %)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Available for sale:
U.S Treasuries	$19,486	1.2%	$-	0.0%	$-	0.0%	$-	0.0%
U.S. Government Agencies	2,979	1.0%	39,014	1.6%	141,325	2.4%	12,665	2.9%
Corporate and other debt securities	4,298	3.9%	29,437	3.2%	56,711	3.7%	1,039	5.5%
Mutual funds or other equity securities	-	0.0%	-	0.0%	-	0.0%	493	2.1%
Municipal bonds	2,470	3.0%	8,472	3.7%	16,733	3.4%	11,894	3.9%
Collateralized mortgage obligations	-	0.0%	-	0.0%	-	0.0%	1,185	2.1%
Mortgage-backed securities	-	0.0%	-	0.0%	1,441	2.0%	31,893	2.4%
Total available for sale securities	$29,233	1.7%	$76,923	2.4%	$216,210	2.8%	$59,169	2.8%

Held to maturity:
U.S. Government Agencies	$-	0.0%	$4,999	1.5%	$18,170	2.3%	$5,000	3.2%
Municipal bonds	-	0.0%	125	1.6%	315	2.4%	4,882	2.6%
Mortgage-backed securities	-	0.0%	-	0.0%	829	2.0%	85,801	2.4%
Total held to maturity securities	$-	0.0%	$5,124	1.5%	$19,314	2.3%	$95,683	2.5%

	At December 31, 2016
	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years
(in thousands except for %)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Available for sale:
U.S Treasuries	$29,994	0.4%	$-	0.0%	$-	0.0%	$-	0.0%
U.S. Government Agencies	-	0.0%	44,401	1.0%	116,602	2.3%	17,329	2.8%
Corporate and other debt securities	6,454	3.8%	41,909	4.0%	82,472	3.6%	1,137	5.4%
Mutual funds or other equity securities	-	0.0%	-	0.0%	-	0.0%	573	2.2%
Municipal bonds	3,324	2.1%	6,301	2.7%	10,896	2.9%	7,436	2.9%
Mortgage Backed Securities	-	0.0%	-	0.0%	-	0.0%	28,645	2.0%
Total available for sale securities	39,772	1.1%	92,611	2.5%	209,970	2.8%	55,120	2.5%

Held to maturity:
U.S. Government Agencies	-	0.0%	4,998	1.5%	13,169	2.0%	-	0.0%
Mortgage-backed securities	-	0.0%	-	0.0%	-	0.0%	83,696	2.1%
Total held to maturity securities	$-	0.0%	$4,998	1.5%	$13,169	2.0%	$83,696	2.1%

At December 31, 2017, $29.2 million, or 5.8%, of the securities portfolio was scheduled to mature in less than one year. Securities, not including mortgage-backed securities, with contractual maturity dates over 10 years totaled $36.0 million, or 7.2%, of the total portfolio at December 31, 2017. We closely monitor the investment portfolio's yield, duration, and maturity to ensure a satisfactory return. The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates. Prepayments of mortgages that collateralize mortgage-backed securities also affect the maturity of the securities portfolio. Based on internal forecasts at December 31, 2017, we believe that the securities portfolio has a forecasted weighted average life of approximately 6.0 years based on the current interest rate environment. A parallel interest rate shock of 400 basis points is forecasted to increase the weighted average life of the portfolio to approximately 6.4 years.

At December 31, 2017, the following table identifies the issuers, and the aggregate amortized cost and aggregate fair value of the securities of such issuers that exceeded 10% of our total shareholders' equity:

	At December 31, 2017
(in thousands)	Amortized Cost	Fair Value
U.S. Treasuries	$19,490	$19,486
FHLB	50,395	49,403
Freddie Mac	57,569	57,008
Fannie Mae	103,644	101,757
Federal Farm Credit Bank	136,923	134,381
Total	$368,021	$362,035

Deposits

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. We regularly assess our funding needs, deposit pricing and interest rate outlooks. From December 31, 2016 to December 31, 2017, total deposits increased $223.1 million, or 16.8%, to $1.5 billion. Noninterest-bearing demand deposits increased $20.5 million to $251.6 million at December 31, 2017. Interest-bearing demand deposits increased $131.9 million to $611.7 million at December 31, 2017. Time deposits increased $63.3 million, or 12.2%, to $581.3 million at December 31, 2017 compared to $518.0 million at December 31, 2016.  First Guaranty had $115.9 million in brokered deposits at December 31, 2017.

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

The following table sets forth the distribution of deposit accounts, by account type, for the dates indicated.

	For the Years Ended December 31,
Total Deposits	2017			2016			2015
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$244,949	16.7%	0.0%	$221,634	17.2%	0.0%	$211,584	15.9%	0.0%
Interest-bearing Demand	539,399	36.9%	1.0%	415,410	32.3%	0.6%	401,617	30.2%	0.4%
Savings	102,779	7.0%	0.2%	89,279	7.0%	0.1%	77,726	5.8%	0.0%
Time	575,666	39.4%	1.2%	558,982	43.5%	1.1%	640,134	48.1%	1.1%
Total Deposits	$1,462,793	100.0%	0.9%	$1,285,305	100.0%	0.7%	$1,331,061	100.0%	0.6%

	For the Years Ended December 31,
Individual and Business Deposits	2017			2016			2015
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$240,337	28.0%	0.0%	$217,245	30.1%	0.0%	$207,334	27.6%	0.0%
Interest-bearing Demand	187,439	21.8%	0.6%	117,221	16.2%	0.3%	112,864	15.0%	0.2%
Savings	82,442	9.6%	0.1%	72,647	10.0%	0.1%	65,775	8.7%	0.1%
Time	348,656	40.6%	1.3%	316,191	43.7%	1.3%	366,244	48.7%	1.4%
Total Individual and Business Deposits	$858,874	100.0%	0.7%	$723,304	100.0%	0.6%	$752,217	100.0%	0.7%

	For the Years Ended December 31,
Public Fund Deposits	2017			2016			2015
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$4,612	0.8%	0.0%	$4,389	0.8%	0.0%	$4,250	0.7%	0.0%
Interest-bearing Demand	351,960	58.3%	1.2%	298,189	53.0%	0.8%	288,753	49.9%	0.4%
Savings	20,337	3.4%	0.8%	16,632	3.0%	0.3%	11,951	2.1%	0.0%
Time	227,010	37.5%	1.1%	242,791	43.2%	0.8%	273,890	47.3%	0.7%
Total Public Fund Deposits	$603,919	100.0%	1.2%	$562,001	100.0%	0.8%	$578,844	100.0%	0.5%

At December 31, 2017, public funds deposits totaled $640.7 million compared to $556.9 million at December 31, 2016. The change in balances from December 31, 2016 to December 31, 2017 was primarily due to the timing associated with seasonal tax collections. We have developed a program for the retention and management of public funds deposits. Since the end of 2012, we have maintained public funds deposits in excess of $400.0 million. These deposits are from public entities such as school districts, hospital districts, sheriff departments and municipalities. $591.2 million, or 92% of these accounts at December 31, 2017 are under fiscal agency agreements with terms of three years or less. Deposits under fiscal agency agreements are generally stable but public entities may maintain the ability to negotiate term deposits on a specific basis including with other financial institutions. Three of these relationships account for approximately 40% of public fund deposits that are under fiscal agency agreements. These deposits generally have stable balances as we maintain both operating accounts and time deposits for these entities. There is a seasonal component to public deposit levels associated with annual tax collections. Public funds will increase at the end of the year and during the first quarter. Public funds deposit accounts are collateralized by FHLB letters of credit, by Louisiana municipal bonds and by eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac. We invest the majority of these public deposits in our investment portfolio, but have increasingly invested more public funds into loans during the last three years.

The following table sets forth our public funds as a percent of total deposits.

	At December 31,
(in thousands except for %)	2017	2016	2015
Public Funds:
Noninterest-bearing Demand	$4,828	$4,114	$4,906
Interest-bearing Demand	389,788	324,356	296,416
Savings	20,539	20,116	14,667
Time	225,591	208,330	252,688
Total Public Funds	$640,746	$556,916	$568,677
Total Deposits	$1,549,286	$1,326,181	$1,295,870
Total Public Funds as a percent of Total Deposits	41.4%	42.0%	43.9%

At December 31, 2017, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $409.4 million. At December 31, 2017, approximately $141.3 million of our certificates of deposit greater than or equal to $100,000 had a remaining term greater than one year.

The following table sets forth the maturity of the total certificates of deposit greater than or equal to $100,000 at December 31, 2017.

(in thousands)	December 31, 2017
Due in one year or less	$268,078
Due after one year through three years	107,414
Due after three years	33,920
Total certificates of deposit greater than or equal to $100,000	$409,412

Borrowings.

First Guaranty maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. Short-term borrowings totaled $15.5 million at December 31, 2017 and $6.5 million at December 31, 2016. The short-term borrowings at December 31, 2017 were comprised of a line of credit of $6.5 million, with no outstanding balance and collateralized  short-term borrowings from the Federal Home Loan Bank totaling $15.5 million.

At December 31, 2017, we had $294.2 million in FHLB letters of credit outstanding obtained primarily for collateralizing public deposits. The increase in Federal Home Loan Bank letters of credit reflects First Guaranty's ability to transition public funds deposits into loans.

The following table sets forth information concerning balances and interest rates on our short-term borrowings at the dates and for the years indicated.

	At or For the Years Ended December 31,
(in thousands except for %)	2017	2016	2015
Balance at end of year	$15,500	$6,500	$1,800
Maximum month-end outstanding	$28,000	$25,000	$13,800
Average daily outstanding	$5,833	$8,775	$4,217
Total Weighted average rate during the year	1.06%	0.85%	2.12%
Weighted average rate at the end of the year	1.51%	0.65%	4.50%

First Guaranty Bancshares had senior long-term debt totaling $22.8 million at December 31, 2017 and $22.1 million at December 31, 2016. First Guaranty modified its existing senior long-term debt in the second quarter of 2017. The modification increased the principal balance to $25.0 million with new net proceeds of $3.8 million. The existing amortization terms and rates remained the same. The $3.8 million in additional proceeds were contributed to First Guaranty Bank for future growth.

First Guaranty also had junior subordinated debentures totaling $14.7 million at December 31, 2017 and $14.6 million at December 31, 2016.

Shareholders' Equity

Total shareholders' equity increased to $144.0 million at December 31, 2017 from $124.3 million at December 31, 2016. The increase in shareholders' equity was principally the result of an $11.3 million increase in surplus, a $5.5 million increase in retained earnings and a decrease of $2.4 million in accumulated other comprehensive loss. The decrease in accumulated other comprehensive loss was primarily attributed to the decrease in unrealized losses on available for sale securities during the year. The $11.3 million increase in surplus was due to the issuance of  common stock resulting from the Premier acquisition and the 10% common stock dividend paid in December 2017. The $5.5 million increase in retained earnings was due to net income of $11.8 million during the year ended December 31, 2017, partially offset by $5.2 million in cash dividends paid on our common stock and the reclassification to surplus for the 10% common stock dividend.

Results of Operations

Performance Summary

Year ended December 31, 2017 compared with year ended December 31, 2016. Net income for the year ended December 31, 2017 was $11.8 million, a decrease of $2.3 million, or 16.6%, from $14.1 million for the year ended December 31, 2016. The decrease in net income of $2.3 million for the year ended December 31, 2017 was the result of several factors. Non-interest income declined as net gains on securities were $2.4 million less in 2017 than in 2016. Net gains on securities sales for the years ended December 31, 2017 and 2016 were $1.4 million and $3.8 million, respectively. Non-interest expense increased primarily due to expenses associated with the Premier acquisition that included $1.4 million in one-time merger related expenses, as well as expenses associated with additional compensation, occupancy, and other operating expenses for the new Texas markets. First Guaranty recorded a one-time income tax expense of $0.9 million in 2017 related to the estimated net impact from the remeasurement of deferred tax assets and liabilities due to the change in Federal tax rates that occurred with the passage of the Tax Cuts and Jobs Act. Interest expense increased in 2017 due changes in rates paid on demand deposits and time deposits and due to the acquired deposits from the Premier acquisition. Factors that partially offset these expenses included increased loan interest income and gains on the sale of SBA loans.  Loan interest income increased due to the continued growth in First Guaranty's loan portfolio and due to the acquired loans from the Premier acquisition. First Guaranty generated $0.3 million in gains from SBA loans sales following the Premier acquisition. Earnings per common share for the year ended December 31, 2017 was $1.37 per common share, a decrease of 18.5% or $0.31 per common share from $1.68 per common share for the year ended December 31, 2016 (as adjusted for the 10% stock dividend in December 2017). Earnings per share was affected by the change in earnings and by the change in shares outstanding due to the Premier acquisition. Average shares outstanding was 8,608,088 for 2017 compared to 8,369,424 for 2016.

Year ended December 31, 2016 compared with year ended December 31, 2015. Net income for the year ended December 31, 2016 was $14.1 million, a decrease of $0.4 million, or 2.8%, from $14.5 million for the year ended December 31, 2015. Net income available to common shareholders for the year ended December 31, 2016 was $14.1 million which was a decrease of $28,000. The decrease in net income of $0.4 million for the year ended December 31, 2016 was primarily the result of increased interest expense and increased noninterest expense, partially offset by an increase in interest income and noninterest income. Net gains on securities sales for the years ended December 31, 2016 and 2015 were $3.8 million and $3.3 million, respectively. Earnings per common share for the year ended December 31, 2016 was $1.68 per common share, a decrease of 8.2% or $0.15 per common share from $1.83 per common share for the year ended December 31, 2015 (as adjusted for the 10% stock dividend in December 2017).

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

Year ended December 31, 2017 compared with year ended December 31, 2016. Net interest income for the year ended December 31, 2017 and 2016 was $53.2 million and $48.4 million, respectively. The increase in net interest income for the year ended December 31, 2017 was primarily due to an increase in the average balance of our total interest-earning assets and an increase in the average yield of our total interest-earning assets, partially offset by the increase in the average balance of our total interest-bearing liabilities and an increase in the average rate of our total interest-bearing liabilities. The average balance of total interest-earning assets increased by $168.4 million to $1.6 billion for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The average yield on our total interest-earning assets increased 13 basis points to 4.23% for the year ended December 31, 2017 compared to 4.10% for the year ended December 31, 2016. The average balance of total interest-bearing liabilities increased by $151.9 million to $1.3 billion for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The average rate of our total interest-bearing liabilities increased by 22 basis points to 1.14% for the year ended December 31, 2017 compared to 0.92% for the year ended December 31, 2016. As a result, our net interest rate spread decreased nine basis points to 3.09% for the year ended December 31, 2017 from 3.18% for the year ended December 31, 2016, and our net interest margin decreased six basis points to 3.33% for the year ended December 31, 2017 from 3.39% for the year ended December 31, 2016.

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

Interest Income

Year ended December 31, 2017 compared with year ended December 31, 2016. First Guaranty continues to transition assets from lower yielding securities to higher yielding loans in order to increase interest income. Interest income increased $9.0 million, or 15.4%, to $67.5 million for the year ended December 31, 2017 from $58.5 million for the year ended December 31, 2016 primarily as a result of a $8.5 million increase in interest income on loans. The increase in interest income resulted primarily from an increase in the average balance of our total interest-earning assets along with an increase in the average yield of interest-earning assets. The average balance of interest-earning assets increased $168.4 million to $1.6 billion for the year ended December 31, 2017 as compared to the prior year period. The average yield of interest-earning assets increased by 13 basis points to 4.23% for the year ended December 31, 2017 compared to 4.10% for the year ended December 31, 2016.

Interest income on securities increased $0.4 million, or 2.8%, to $13.3 million for the year ended December 31, 2017 primarily as a result of an increase in the average yield on securities, partially offset by a decrease in the average balance of securities. The average yield on securities increased by 12 basis points to 2.60% for the year ended December 31, 2017 compared to 2.48% for the year ended December 31, 2016 as a result of First Guaranty's plan to transition assets from securities to loans. The average balance of securities decreased $11.7 million to $511.7 million for the year ended December 31, 2017 from $523.4 million for the year ended December 31, 2016.

Interest income on loans increased $8.5 million, or 18.8%, to $54.0 million for the year ended December 31, 2017 as a result of an increase in the average balance of loans, partially offset by a decrease in the average yield on loans. The average balance of loans (excluding loans held for sale) increased by $175.1 million to $1.1 billion for the year ended December 31, 2017 from $881.4 million for the year ended December 31, 2016 as a result of new loan originations, acquired loans and loans assumed from the Premier acquisition, the majority of which were one-to-four family residential loans, commercial leases, commercial real estate loans and commercial and industrial loans. The average yield on loans (excluding loans held for sale) decreased by five basis points to 5.11% for the year ended December 31, 2017 compared to 5.16% for the year ended December 31, 2016.

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

Interest Expense

Year ended December 31, 2017 compared with year ended December 31, 2016. Interest expense increased $4.3 million, or 41.9%, to $14.4 million for the year ended December 31, 2017 from $10.1 million for the year ended December 31, 2016 due primarily to an increase in the average balance of interest-bearing deposits along with an increase in the average rate paid on interest-bearing deposits. The average balance of interest-bearing deposits increased by $154.2 million during the year ended December 31, 2017 to $1.2 billion due to increases in the average balance of demand and time deposits as a result of the Premier acquisition. The average rate of interest-bearing demand deposits increased by 39 basis points during the year ended December 31, 2017 to 1.02%. The increase in the average rate on interest-bearing deposits was due to the increase in demand deposits, primarily public funds NOW accounts and brokered money market deposits, whose rates are contractually tied to national index rates such as the U.S. Federal Funds rate or short term U.S. Treasury rates.

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

	December 31, 2017			December 31, 2016			December 31, 2015
(in thousands except for %)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-earning deposits with banks(1)	$23,913	$178	0.74%	$20,857	$69	0.33%	$30,485	$72	0.24%
Securities (including FHLB stock)	511,728	13,325	2.60%	523,438	12,968	2.48%	609,348	13,471	2.21%
Federal funds sold	977	9	0.89%	256	-	0.00%	312	-	0.00%
Loans held for sale	1,233	69	5.60%	-	-	0.00%	-	-	0.00%
Loans, net of unearned income	1,056,519	53,965	5.11%	881,387	45,495	5.16%	816,027	42,536	5.21%
Total interest-earning assets	1,594,370	67,546	4.23%	1,425,938	58,532	4.10%	1,456,172	56,079	3.85%

Noninterest-earning assets:
Cash and due from banks	10,147			7,915			7,191
Premises and equipment, net	31,885			22,306			20,300
Other assets	9,536			3,800			5,870
Total Assets	$1,645,938			$1,459,959			$1,489,533

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$539,399	5,526	1.02%	$415,410	2,633	0.63%	$401,617	1,419	0.35%
Savings deposits	102,779	201	0.20%	89,279	80	0.09%	77,726	38	0.05%
Time deposits	575,666	7,112	1.24%	558,982	5,954	1.07%	640,134	6,985	1.09%
Borrowings	41,190	1,554	3.77%	43,474	1,473	3.39%	6,320	166	2.62%
Total interest-bearing liabilities	1,259,034	14,393	1.14%	1,107,145	10,140	0.92%	1,125,797	8,608	0.76%

Noninterest-bearing liabilities:
Demand deposits	244,949			221,634			211,584
Other	5,138			5,144			5,010
Total Liabilities	1,509,121			1,333,923			1,342,391

Shareholders' Equity	136,817			126,036			147,142
Total Liabilities and Shareholders' Equity	$1,645,938			$1,459,959			$1,489,533
Net interest income		$53,153			$48,392			$47,471

Net interest rate spread(2)			3.09%			3.18%			3.09%
Net interest-earning assets(3)	$335,336			$318,793			$330,375
Net interest margin(4)(5)			3.33%			3.39%			3.26%

Average interest-earning assets to interest-bearing liabilities			126.64%			128.79%			129.35%

(1)	Includes Federal Reserve balances reported in cash and due from banks on the consolidated balance sheets.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)
The tax adjusted net interest margin was 3.36%, 3.42% and 3.29% for the years ended December 31, 2017, 2016 and 2015. A 35% tax rate was used to calculate the effect on securities income from tax exempt securities.

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

	For the Years Ended December 31, 2017 vs. 2016 Increase (Decrease) Due To			For the Years Ended December 31, 2016 vs. 2015 Increase (Decrease) Due To
(in thousands except for %)	Volume	Rate	Increase/ Decrease	Volume	Rate	Increase/ Decrease
Interest earned on:
Interest-earning deposits with banks	$12	$97	$109	$(27)	$24	$(3)
Securities (including FHLB stock)	(294)	651	357	(2,023)	1,520	(503)
Federal funds sold	-	9	9	-	-	-
Loans held for sale	69	-	69	-	-	-
Loans, net of unearned income	8,950	(480)	8,470	3,377	(418)	2,959
Total interest income	8,737	277	9,014	1,327	1,126	2,453

Interest paid on:
Demand deposits	944	1,949	2,893	50	1,164	1,214
Savings deposits	14	107	121	7	35	42
Time deposits	182	976	1,158	(868)	(163)	(1,031)
Borrowings	(80)	161	81	1,245	62	1,307
Total interest expense	1,060	3,193	4,253	434	1,098	1,532

Change in net interest income	$7,677	$(2,916)	$4,761	$893	$28	$921

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

We recorded a $3.8 million provision for loan losses for the year ended December 31, 2017 compared to $3.7 million for 2016. The allowance for loan losses at December 31, 2017 was $9.2 million or 0.80% of total loans, compared to $11.1 million or 1.17% of total loans at December 31, 2016. The increase in the provision was attributed to the additional provisions on loans evaluated individually for impairment. Substandard loans increased $7.5 million to $49.5 million at December 31, 2017 from $42.0 million at December 31, 2016, partially offset by a decrease in doubtful loans of $3.2 million. The decrease in the allowance at December 31, 2017 compared to December 31, 2016 was due to charge-offs to estimated fair value on impaired loans which had specific reserves allocated to them in prior years and in 2017, which reduced the carrying value of the loans. The allowance for loan losses as a percentage of total loans was 0.90% prior to the inclusion of the acquired loans from Premier. The impaired loan portfolio did not suffer additional declines in estimated fair value requiring further provisions. We believe that the allowance is adequate to cover potential losses in the loan portfolio given the current economic conditions, and current expected net charge-offs and non-performing asset levels.

For the year ended December 31, 2016, the provision for loan losses was $3.7 million, a decrease of $0.2 million from $3.9 million for 2015. The allowance for loan losses was $11.1 million and $9.4 million at December 31, 2016 and 2015, respectively. The primary change to the credit quality of the loan portfolio was associated with the upgrades of loans. The impaired loan portfolio did not suffer additional declines in estimated fair value requiring further provisions.

Noninterest Income.

Our primary sources of recurring noninterest income are customer service fees, loan fees, gains on the sale of loans and available for sale securities and other service fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.

Noninterest income totaled $8.3 million for the year ended December 31, 2017, a decrease of $1.1 million when compared to $9.5 million for 2016. The decrease was primarily due to lower gains on securities sales. Net securities gains were $1.4 million for the year ended December 31, 2017 and $3.8 million for 2016. The gains on securities sales occurred as First Guaranty sold investment securities in order to fund loan growth.  We also continued to have gains from bonds that were called and paid off before their contractual maturity. Service charges, commissions and fees totaled $2.6 million for the year ended December 31, 2017 and $2.4 million for 2016. ATM and debit card fees totaled $2.0 million for the year ended December 31, 2017 and $1.9 million for 2016. Net loan gains were $0.3 million for the year ended December 31, 2017 as compared to $14,000 for 2016. The increase in net loan gains during the year ended December 31, 2017 were related to $0.3 million in net gains on the sale of the guaranteed portion of SBA loans. Other noninterest income increased by $0.7 million to $2.1 million for the year ended December 31, 2017 compared to $1.4 million for 2016.

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

Noninterest Expense

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense and other types of expenses. Noninterest expense increased $5.6 million to $38.5 million for the year ended December 31, 2017 compared to $32.9 million in 2016. Salaries and employee benefits expense totaled $20.1 million for 2017 as compared to $16.6 million for 2016, primarily due to the increase in personnel expense from the Premier acquisition and new hires. Occupancy and equipment expense totaled $4.5 million for 2017 and $4.2 million for 2016. Other noninterest expense increased by $1.8 million to $13.9 million for the year ended December 31, 2017 as compared to 2016. The largest increase in other noninterest expense occurred due to increased legal and professional fees associated with the Premier acquisition. Included in other non-interest expense were non-recurring expenses related to the acquisition of Premier of approximately $1.4 million.

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

The following table presents, for the years indicated, the major categories of other noninterest expense:

(in thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Other noninterest expense:
Legal and professional fees	$3,037	$2,185	$2,019
Data processing	1,608	1,259	1,184
ATM fees	1,161	1,044	1,022
Marketing and public relations	1,205	878	848
Taxes - sales, capital, and franchise	970	787	717
Operating supplies	496	471	414
Software expense and amortization	923	835	612
Travel and lodging	910	710	818
Telephone	167	177	172
Amortization of core deposits	432	320	320
Donations	322	298	332
Net costs from other real estate and repossessions	306	498	493
Regulatory assessment	726	1,005	1,111
Other	1,640	1,599	1,692
Total other expense	$13,903	$12,066	$11,754

Income Taxes.

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other non-deductible expenses. The provision for income taxes for the years ended December 31, 2017, 2016 and 2015 was $7.4 million, $7.2 million and $7.0 million, respectively. The provision for income taxes increased in 2017 as compared to 2016. First Guaranty recorded a one-time income tax expense of $0.9 million as a result of a remeasurement of its net deferred tax asset due to the enactment of the Tax Cuts and Jobs Act ("the "Tax Act") in December 2017 which reduced the corporate federal income tax rate from 35% to 21% beginning January 1, 2018 GAAP requires that the impact of the Tax Act must be accounted for in the period of enactment of the new law. Our statutory tax rate was 35.0% for 2017, 2016 and 2015. First Guaranty's statutory rate for 2018 will be 21.0%.

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

Loans maturing within one year or less at December 31, 2017 totaled $164.7 million. At December 31, 2017, time deposits maturing within one year or less totaled $357.7 million. First Guaranty's held to maturity ("HTM") investment securities portfolio at December 31, 2017 was $120.1 million or 23.9% of the investment portfolio compared to $101.9 million or 20.4% at December 31, 2016. The securities in the HTM portfolio are used to collateralize public funds deposits and may also be used to secure borrowings with the Federal Home Loan Bank or Federal Reserve Bank. The agency securities in the HTM portfolio have maturities of 10 years or less. The mortgage backed securities have stated final maturities of 15 to 20 years at December 31, 2017. The municipal securities in the HTM portfolio have maturities of 20 years or less. The HTM portfolio had a forecasted weighted average life of approximately 5.9 years based on current interest rates at December 31, 2017. Management regularly monitors the size and composition of the HTM portfolio to evaluate its effect on our liquidity. First Guaranty's available for sale ("AFS") portfolio was $381.5 million, or 76.1% of the investment portfolio at December 31, 2017 compared to $397.5 million, or 79.6% at December 31, 2016. The majority of the AFS portfolio was comprised of U.S. Treasuries, U.S. Government Agencies, mortgage backed securities, municipal bonds and investment grade corporate bonds. We believe these securities are readily marketable and enhance our liquidity.

We maintained a net borrowing capacity at the FHLB totaling $40.1 million and $45.8 million at December 31, 2017 and December 31, 2016, respectively with $15.5 million and $6.5 million in FHLB advances outstanding at December 31, 2017 and December 31, 2016, respectively. At December 31, 2017, we had outstanding letters of credit from the FHLB in the amount of $294.2 million that were primarily used to collateralize public funds deposits. We also have a discount window line with the Federal Reserve Bank of $8.7 million, with no outstanding balance at December 31, 2017. We also maintain federal funds lines of credit at various correspondent banks with borrowing capacity of $95.5 million at December 31, 2017. We have a revolving line of credit for $6.5 million, with no outstanding balance at December 31, 2017 secured by a pledge of the Bank's common stock. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources

Our capital position is reflected in total shareholders' equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total shareholders' equity increased to $144.0 million at December 31, 2017 from $124.3 million at December 31, 2016. The increase in shareholders' equity was principally the result of an $11.3 million increase in surplus, a $5.5 million increase in retained earnings and a decrease of $2.4 million in accumulated other comprehensive loss at December 31, 2017. The decrease in accumulated other comprehensive loss was primarily attributed to the decrease in unrealized losses on available for sale securities during the year ended December 31, 2017. The $11.3 million increase in surplus was due to the issuance of common stock resulting from the Premier acquistion and the 10% common stock dividend paid in December 2017. The $5.5 million increase in retained earnings was due to net income of $11.8 million during the year ended December 31, 2017, partially offset by $5.2 million in cash dividends paid on our common stock and the reclassification to surplus for the 10% common stock dividend.

Capital Management

We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the Federal Reserve and the FDIC. We review capital levels on a monthly basis. We evaluate a number of capital ratios, including Tier 1 capital to total adjusted assets (the leverage ratio) and Tier 1 capital to risk-weighted assets. At December 31, 2017, First Guaranty Bancshares and First Guaranty Bank were classified as well-capitalized. First Guaranty Bancshares, Inc. capital conservation buffer was 4.14% at December 31, 2017.  First Guaranty Bank's capital conservation buffer was 5.07% at December 31, 2017.

The following table presents our capital ratios as of the indicated dates.

	"Well Capitalized Minimums"	At December 31, 2017	"Well Capitalized Minimums"	At December 31, 2016

Tier 1 Leverage Ratio:
Consolidated	N/A	8.27%	N/A	8.68%
Bank	5.00%	9.88%	5.00%	9.88%

Tier 1 Risk-based Capital Ratio:
Consolidated	N/A	10.35%	N/A	10.59%
Bank	8.00%	12.39%	8.00%	12.05%

Total Risk-based Capital Ratio:
Consolidated	N/A	12.14%	N/A	12.79%
Bank	10.00%	13.07%	10.00%	12.99%

Common Equity Tier One Capital:
Consolidated	N/A	10.35%	N/A	10.59%
Bank	6.50%	12.39%	6.50%	12.05%

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

The notional amounts of the financial instruments with off-balance sheet risk at December 31, 2017, 2016 and 2015 are as follows:

Contract Amount

(in thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Commitments to Extend Credit	$78,125	$56,910	$88,081
Unfunded Commitments under lines of credit	$101,344	$128,428	$107,581
Commercial and Standby letters of credit	$7,886	$6,602	$7,486

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

Unfunded commitments under lines of credit are contractually obligated by us as long as the borrower is in compliance with the terms of the loan relationship. Unfunded lines of credit are typically operating lines of credit that adjust on a regular basis as a customer requires funding. There may be seasonal variations to the usage of these lines. At December 31, 2017, the largest concentration of unfunded commitments were lines of credit associated with commercial and industrial loans.

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

There were no losses incurred on any commitments during the years ended December 31, 2017, 2016 and 2015.

Contractual Obligations

The following table summarizes our fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2017. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

Payments Due by Period:	December 31, 2017
(in thousands)	Less Than One Year	One to Three Years	Over Three Years	Total
Operating leases	$39	$47	$15	$101
Software contracts	1,271	1,016	207	2,494
Time deposits	357,687	167,745	55,899	581,331
Short-term borrowings	15,500	-	-	15,500
Senior long-term debt	2,941	5,882	13,971	22,794
Junior subordinated debentures	-	-	15,000	15,000
Total contractual obligations	$377,438	$174,690	$85,092	$637,220

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

The following interest sensitivity analysis is one measurement of interest rate risk. This analysis, which we prepare quarterly, reflects the contractual maturity characteristics of assets and liabilities over various time periods. This analysis does not factor in prepayments or interest rate floors on loans which may significantly change the report. This table includes nonaccrual loans in their respective maturity periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at December 31, 2017 illustrated below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

	December 31, 2017
	Interest Sensitivity Within
(dollars in thousands)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$515,254	$48,631	$563,885	$586,437	$1,150,322
Securities (including FHLB stock)	24,338	7,246	31,584	472,423	504,007
Federal Funds Sold	823	-	823	-	823
Other earning assets	25,589	-	25,589	-	25,589
Total earning assets	$566,004	$55,877	$621,881	$1,058,860	$1,680,741

Source of Funds:
Interest-bearing accounts:
Demand deposits	$611,677	$-	$611,677	$-	$611,677
Savings deposits	104,661	-	104,661	-	104,661
Time deposits	150,844	206,843	357,687	223,644	581,331
Short-term borrowings	15,500	-	15,500	-	15,500
Senior long-term debt	22,774	-	22,774	-	22,774
Junior subordinated debt	-	-	-	14,664	14,664
Noninterest-bearing, net	-	-	-	330,134	330,134
Total source of funds	$905,456	$206,843	$1,112,299	$568,442	$1,680,741

Period gap	$(339,452)	$(150,966)	$(490,418)	$490,418
Cumulative gap	$(339,452)	$(490,418)	$(490,418)	$-

Cumulative gap as a percent of earning assets	-20.2%	-29.2%	-29.2%

Net Interest Income at Risk.

Net interest income at risk measures the risk of a decline in earnings due to changes in interest rates. The first table below presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in the yield curve over a 12-month horizon at December 31, 2017. The second table below presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from a gradual shift in the yield curve over a 12-month period. Shifts are measured in 100 basis point increments (+400 through -100 basis points) from base case. We do not present shifts less than 100 basis points because of the current low interest rate environment. The base case scenario encompasses key assumptions for asset/liability mix, loan and deposit growth, pricing, prepayment speeds, deposit decay rates, securities portfolio cash flows and reinvestment strategy and the market value of certain assets under the various interest rate scenarios. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous and gradual shocks are performed against that yield curve.

December 31, 2017
Instantaneous Changes in Interest Rates (basis points)	Percent Change in Net Interest Income
+400	(11.05%)
+300	(8.19%)
+200	(5.22%)
+100	(2.34%)
Base	0%
-100	2.15%

Gradual Changes in Interest Rates (basis points)	Percent Change in Net Interest Income
+400	(6.47%)
+300	(4.77%)
+200	(3.15%)
+100	(1.45%)
Base	0%
-100	2.09%

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

We are pursuing a strategy that began in 2012 to reduce long-term interest rate risk. The contractual maturity of the investment portfolio was shortened and mortgage backed securities were purchased to enhance cash flow. We were able to grow our loan portfolio while reducing the size of the investment portfolio. New loans originated generally were either floating rate or were fixed rate with maturities that did not exceed five years. Securities as a percentage of average interest-earning assets decreased from 36.7% in 2016 to 32.1% in 2017. Deposit maturities were extended and generally priced lower. We believe that the addition of short-term securities and deploying our capital to grow our loan portfolio will help to lower interest rate risk.

Item 8 - Financial Statements and Supplementary Data

Report of Castaing, Hussey & Lolan, LLC
Independent Registered Accounting Firm

To the Shareholders and Board of Directors
First Guaranty Bancshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Guaranty Bancshares, Inc. and Subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of First Guaranty Bancshares, Inc. and Subsidiaries as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the American Institute of Certified Public Accountants, First Guaranty Bancshares, Inc.'s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2018, expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of First Guaranty Bancshares Inc.'s management. Our responsibility is to express an opinion on First Guaranty Bancshares Inc. and Subsidiaries' financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to First Guaranty Bancshares, Inc. and Subsidiaries in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Castaing, Hussey & Lolan, LLC

We have served as First Guaranty Bancshares Inc. and Subsidiaries' auditor since 2001.

Castaing, Hussey & Lolan, LLC
New Iberia, Louisiana
March 16, 2018

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2017	December 31, 2016
Assets
Cash and cash equivalents:
Cash and due from banks	$37,205	$17,840
Federal funds sold	823	271
Cash and cash equivalents	38,028	18,111

Investment securities:
Available for sale, at fair value	381,535	397,473
Held to maturity, at cost (estimated fair value of $118,557 and $99,906, respectively)	120,121	101,863
Investment securities	501,656	499,336

Federal Home Loan Bank stock, at cost	2,351	1,816
Loans held for sale	1,308	-

Loans, net of unearned income	1,149,014	948,921
Less: allowance for loan losses	9,225	11,114
Net loans	1,139,789	937,807

Premises and equipment, net	38,020	23,519
Goodwill	3,472	1,999
Intangible assets, net	4,424	1,056
Other real estate, net	1,281	359
Accrued interest receivable	7,982	7,039
Other assets	12,119	9,904
Total Assets	$1,750,430	$1,500,946

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$251,617	$231,094
Interest-bearing demand	611,677	479,810
Savings	104,661	97,280
Time	581,331	517,997
Total deposits	1,549,286	1,326,181

Short-term borrowings	15,500	6,500
Accrued interest payable	2,488	1,931
Senior long-term debt	22,774	22,100
Junior subordinated debentures	14,664	14,630
Other liabilities	1,735	5,255
Total Liabilities	1,606,447	1,376,597

Shareholders' Equity
Common stock:[1]
$1 par value - authorized 100,600,000 shares; issued 8,807,175 and 8,369,424 shares	8,807	8,369
Surplus	92,268	81,000
Retained earnings	44,464	38,979
Accumulated other comprehensive income (loss)	(1,556)	(3,999)
Total Shareholders' Equity	143,983	124,349
Total Liabilities and Shareholders' Equity	$1,750,430	$1,500,946

See Notes to Consolidated Financial Statements.

1  All share amounts have been restated to reflect the ten percent stock dividend paid December 14, 2017 to shareholders of record as of December 8, 2017.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(in thousands, except share data)	2017	2016	2015
Interest Income:
Loans (including fees)	$54,034	$45,495	$42,536
Deposits with other banks	178	69	72
Securities (including FHLB stock)	13,325	12,968	13,471
Federal funds sold	9	-	-
Total Interest Income	67,546	58,532	56,079

Interest Expense:
Demand deposits	5,526	2,633	1,419
Savings deposits	201	80	38
Time deposits	7,112	5,954	6,985
Borrowings	1,554	1,473	166
Total Interest Expense	14,393	10,140	8,608

Net Interest Income	53,153	48,392	47,471
Less: Provision for loan losses	3,822	3,705	3,864
Net Interest Income after Provision for Loan Losses	49,331	44,687	43,607

Noninterest Income:
Service charges, commissions and fees	2,589	2,388	2,736
ATM and debit card fees	1,986	1,859	1,779
Net gains on securities	1,397	3,799	3,300
Net gains on sale of loans	311	14	4
Other	2,057	1,395	1,137
Total Noninterest Income	8,340	9,455	8,956

Noninterest Expense:
Salaries and employee benefits	20,113	16,577	15,496
Occupancy and equipment expense	4,505	4,242	3,845
Other	13,903	12,066	11,754
Total Noninterest Expense	38,521	32,885	31,095

Income Before Income Taxes	19,150	21,257	21,468
Less: Provision for income taxes	7,399	7,164	6,963
Net Income	$11,751	$14,093	$14,505
Preferred stock dividends	-	-	(384)
Income Available to Common Shareholders	$11,751	$14,093	$14,121

Per Common Share:[1]
Earnings	$1.37	$1.68	$1.83
Cash dividends paid	$0.60	$0.58	$0.54

Weighted Average Common Shares Outstanding	8,608,088	8,369,424	7,714,620

See Notes to Consolidated Financial Statements

1  All share and per share amounts have been restated to reflect the ten percent stock dividend paid December 14, 2017 to shareholders of record as of December 8, 2017.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(in thousands)	2017	2016	2015
Net Income	$11,751	$14,093	$14,505
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	5,098	(955)	1,394
Reclassification adjustments for net gains included in net income	(1,397)	(3,799)	(3,300)
Reclassification of OTTI losses included in net income	-	60	175
Change in unrealized gains (losses) on securities	3,701	(4,694)	(1,731)
Tax impact	(1,258)	1,596	589
Other comprehensive income (loss)	2,443	(3,098)	(1,142)
Comprehensive Income	$14,194	$10,995	$13,363

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Series C Preferred Stock $1,000 Par	Common Stock $1 Par	Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
(in thousands, except share data)
Balance December 31, 2014(2)	$39,435	$7,615	$69,311	$(54)	$23,035	$241	$139,583
Net income	-	-	-	-	14,505	-	14,505
Reclassification of treasury stock under the LCBA (1)(2)	-	(4)	(7)	54	(43)	-	-
Other comprehensive income	-	-	-	-	-	(1,142)	(1,142)
Preferred stock redeemed, Series C	(39,435)	-	-	-	-	-	(39,435)
Common stock issued in initial public offering, 758,027 shares(2)	-	758	11,696	-	(3,110)	-	9,344
Cash dividends on common stock ($0.54 per share)(2)	-	-	-	-	(4,247)	-	(4,247)
Preferred stock dividends	-	-	-	-	(384)	-	(384)
Balance December 31, 2015	$-	$8,369	$81,000	$-	$29,756	$(901)	$118,224
Net income	-	-	-	-	14,093	-	14,093
Other comprehensive income	-	-	-	-	-	(3,098)	(3,098)
Cash dividends on common stock ($0.58 per share)(2)	-	-	-	-	(4,870)	-	(4,870)
Balance December 31, 2016	$-	$8,369	$81,000	$-	$38,979	$(3,999)	$124,349
Net income	-	-	-	-	11,751	-	11,751
Common stock issued in acquisition, 437,751 shares(2)	-	438	11,268	-	(1,056)	-	10,650
Other comprehensive income	-	-	-	-	-	2,443	2,443
Cash dividends on common stock ($0.60 per share)(2)	-	-	-	-	(5,210)	-	(5,210)
Balance December 31, 2017	$-	$8,807	$92,268	$-	$44,464	$(1,556)	$143,983

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
(2) All share and per share amounts reflect the ten percent stock dividend paid December 14, 2017 to shareholders of record as of December 8, 2017.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2017	2016	2015
Cash Flows From Operating Activities:
Net income	$11,751	$14,093	$14,505
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,822	3,705	3,864
Depreciation and amortization	2,444	2,190	1,995
Amortization/Accretion of investments	1,788	2,239	2,036
Gain on sale/call of securities	(1,397)	(3,799)	(3,300)
Other than temporary impairment charge on securities	-	60	175
Gain on sale of assets	(361)	(76)	(6)
Repossessed asset write downs, gain and losses on dispositions	103	243	411
FHLB stock dividends	(23)	(6)	(4)
Net decrease in loans held for sale	347	-	-
Change in other assets and liabilities, net	(6,199)	3,563	(2,461)
Net Cash Provided by Operating Activities	12,275	22,212	17,215

Cash Flows From Investing Activities:
Proceeds from maturities, calls and sales of certificates of deposit	-	1,001	9,250
Proceeds from maturities and calls of HTM securities	11,703	85,875	72,036
Proceeds from maturities, calls and sales of AFS securities	542,894	1,000,905	723,249
Funds invested in HTM securities	(30,530)	(18,563)	(48,318)
Funds Invested in AFS securities	(517,185)	(1,024,632)	(650,698)
Proceeds from sale/redemption of Federal Home Loan Bank stock	-	-	3,554
Funds invested in Federal Home Loan Bank stock	-	(875)	(2,864)
Net increase in loans	(80,816)	(109,467)	(56,000)
Purchases of premises and equipment	(6,814)	(4,109)	(4,400)
Proceeds from sales of premises and equipment	51	983	4
Proceeds from sales of other real estate owned	608	1,098	1,394
Cash paid in excess of cash recieved in acquisition	(2,907)	-	-
Net Cash (Used In) Provided By Investing Activities	(82,996)	(67,784)	47,207

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	95,879	30,311	(75,969)
Net (decrease) increase in federal funds purchased and short-term borrowings	(700)	4,700	-
Proceeds from long-term borrowings, net of costs	3,750	-	24,969
Repayment of long-term borrowings	(3,081)	(3,730)	(600)
Proceeds from junior subordinated debentures, net of costs	-	-	14,597
Issuance of common stock, net of costs	-	-	9,344
Redemption of preferred stock	-	-	(39,435)
Dividends paid	(5,210)	(4,870)	(4,631)
Net Cash Provided By (Used in) Financing Activities	90,638	26,411	(71,725)

Net Increase (Decrease In) Cash and Cash Equivalents	19,917	(19,161)	(7,303)
Cash and Cash Equivalents at the Beginning of the Period	18,111	37,272	44,575
Cash and Cash Equivalents at the End of the Period	$38,028	$18,111	$37,272

Noncash Activities:
Loans transferred to foreclosed assets	$1,374	$123	$1,184
Common stock issued in acquisition	$10,650	$-	$-

Cash Paid During the Period:
Interest on deposits and borrowed funds	$13,836	$9,916	$8,898
Income taxes	$10,700	$3,000	$8,400

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Summary of Significant Accounting Policies

Business

First Guaranty Bancshares, Inc. ("First Guaranty") is a Louisiana corporation headquartered in Hammond, LA. First Guaranty owns all of the outstanding shares of common stock of First Guaranty Bank. First Guaranty Bank (the "Bank") is a Louisiana state-chartered commercial bank that provides a diversified range of financial services to consumers and businesses in the communities in which it operates. These services include consumer and commercial lending, mortgage loan origination, the issuance of credit cards and retail banking services. The Bank also maintains an investment portfolio comprised of government, government agency, corporate, and municipal securities. The Bank has twenty-seven banking offices, including one drive-up banking facility, and thirty-eight automated teller machines (ATMs) in Southeast Louisiana, Southwest Louisiana, North Louisiana and North Central Texas.

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

First Guaranty's policy is to evaluate TDRs that have subsequently been restructured and returned to market terms after 12 months of performance. The evaluation includes a review of the loan file and analysis of the credit to assess the loan terms, including interest rate to insure such terms are consistent with market terms. The loan terms are compared to a sampling of loans with similar terms and risk characteristics, including loans originated by First Guaranty and loans lost to a competitor. The sample provides a guide to determine market terms pursuant to ASC 310-40-50-2. The loan is also evaluated at that time for impairment. A loan determined to be restructured to market terms and not considered impaired will no longer be disclosed as a TDR in the years following the restructuring. These loans will continue to be individually evaluated for impairment. A loan determined to either be restructured to below market terms or to be impaired will remain a TDR.

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

A loan is considered impaired when, based on current information and events, it is probable that First Guaranty will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by Management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the collateral if the loan is collateral dependent. This process is only applied to impaired loans or relationships in excess of $500,000. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, individual consumer and residential loans are not separately identified for impairment disclosures, unless such loans are the subject of a restructuring agreement. Loans that have been restructured in a troubled debt restructuring will continue to be evaluated individually for impairment, including those no longer requiring disclosure.

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

Income taxes

First Guaranty and its subsidiary file a consolidated federal income tax return on a calendar year basis. In lieu of Louisiana state income tax, the Bank is subject to the Louisiana bank shares tax, which is included in noninterest expense in First Guaranty's consolidated financial statements. With few exceptions, First Guaranty is no longer subject to U.S. federal, state or local income tax examinations for years before 2014. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the deferred tax assets or liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be utilized.

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

Fair Value Measurements

The fair value of a financial instrument is the current amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Valuation techniques use certain inputs to arrive at fair value. Inputs to valuation techniques are the assumptions that market participants would use in pricing the asset or liability. They may be observable or unobservable. First Guaranty uses a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. See Note 20 for a detailed description of fair value measurements.

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

Earnings per common share

Earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. In December of 2017, First Guaranty issued a pro rata, 10% common stock dividend. The shares issued for the stock dividend have been retrospectively factored into the calculation of earnings per share as well as cash dividends paid on common stock and represented on the face of the financial statements. No convertible shares of First Guaranty's stock are outstanding.

Operating Segments

All of First Guaranty's operations are considered by management to be aggregated into one reportable operating segment. While the chief decision-makers monitor the revenue streams of the various products and services, the identifiable segments are not material. Operations are managed and financial performance is evaluated on a Company-wide basis.

Reclassifications

Certain reclassifications have been made to prior year end financial statements in order to conform to the classification adopted for reporting in 2017.

Note 2. Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, "Leases: Conforming Amendments Related to Leases". This ASU amends the codification regarding leases in order to increase transparency and comparability. The ASU requires companies to recognize lease assets and liabilities on the balance sheet and disclose key information about leasing arrangements. A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the leased asset for the lease term. The ASU is effective for annual and interim periods beginning after December 15, 2018. The adoption of this ASU is not expected to have a material effect on First Guaranty's Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments- Credit Losses: Measurement of Credit Losses on Financial Instruments". This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. The ASU amendments require the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU requires assets held at cost basis to reflect the company's current estimate of all expected credit losses. For available for sale debt securities, credit losses should be presented as an allowance rather than as a write-down. In addition, this ASU amends the accounting for purchased financial assets with credit deterioration. This ASU is effective for annual and interim periods beginning after December 15, 2019. We are currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements.

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

In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". This ASU provides an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. This ASU requires disclosure of a description of the accounting policy for releasing income tax effects from AOCI; whether election is made to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act; and information about the other income tax effects that are reclassified. This ASU is effective for annual and interim periods beginning after December 15, 2018. We are currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements.

In March 2018, the FASB issued ASU 2018-05, "Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118". This ASU adds SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Cuts and Jobs Act (H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018) was signed into law. This ASU is effective for annual and interim periods beginning after December 15, 2018. We are currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements.

Note 3. Merger Transaction

Effective at the close of business on June 16, 2017, First Guaranty completed its acquisition of 100% of the outstanding shares of Premier Bancshares, Inc., a Texas corporation ("Premier"), a single bank holding company headquartered in McKinney, Texas and its wholly owned subsidiary, Synergy Bank. This acquisition allows First Guaranty to expand its presence into the North Central Texas market area. Under terms of an agreement and plan of merger dated January 30, 2017, First Guaranty issued 0.119 of a share of its common stock for each share of Premier for a total of 397,988 shares at a price of $25.86 (unadjusted for the 10% stock dividend in December 2017) and paid $10.3 million in cash for an acquisition value of approximately $21.0 million. Based on the initial preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, the purchase price resulted in approximately $1.5 million in goodwill and $2.7 million in core deposit intangible, none of which is deductible for tax purposes.

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

(in thousands)	Premier Bancshares, Inc.

Cash and due from banks	$4,542
Federal funds sold	2,855
Securities available for sale	5,892
Loans	128,018
Premises and equipment	9,493
Goodwill	1,474
Intangible assets	3,809
Other real estate	221
Other assets	2,009
Total assets acquired	$158,313

Deposits	127,228
FHLB borrowings	9,700
Other liabilities	431
Total liabilities assumed	$137,359
Net assets acquired	$20,954

The fair value of net assets acquired includes fair value adjustments to certain receivables that were not considered impaired as of the acquisition date. The non-impaired loans excluded from the purchase credit impairment requirements under ASC 310-30 were recorded at an estimated fair value of $123.7 million and had gross contractual amounts receivable of $122.9 million on the date of acquisition. Contractual cash flows not expected to be collected are estimated at $0.5 million.
The following pro forma information for the twelve months ended December 31, 2017 and December 31, 2016 reflects First Guaranty's estimated consolidated results of operations as if the acquisition of Premier occurred at January 1, 2016, unadjusted for potential cost savings.

(in thousands, except share data)	2017	2016

Net Interest Income	$55,663	$53,190
Noninterest Income	8,540	11,541
Noninterest Expense	42,434	39,395
Net Income	10,885	13,709

Earnings per common share	$1.24	$1.56

Note 4. Cash and Due from Banks

Certain reserves are required to be maintained at the Federal Reserve Bank. There was no reserve requirement as of December 31, 2017 and 2016. At December 31, 2017 First Guaranty had only one account at correspondent banks, excluding the Federal Reserve Bank, that exceeded the FDIC insurable limit of $250,000. This account was over the insurable limit by $0.6 million. At December 31, 2016 First Guaranty had only one account at correspondent banks, excluding the Federal Reserve Bank, that exceeded the FDIC insurable limit of $250,000. This account was over the insurable limit by $4,000.

Note 5. Securities

A summary comparison of securities by type at December 31, 2017 and 2016 is shown below.

	December 31, 2017				December 31, 2016
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S Treasuries	$19,490	$-	$(4)	$19,486	$29,994	$-	$-	$29,994
U.S. Government Agencies	200,052	-	(4,069)	195,983	183,152	-	(4,820)	178,332
Corporate debt securities	91,770	661	(946)	91,485	132,448	1,624	(2,100)	131,972
Mutual funds or other equity securities	500	-	(7)	493	580	-	(7)	573
Municipal bonds	37,210	2,434	(75)	39,569	28,177	100	(320)	27,957
Collateralized mortgage obligations	1,191	-	(6)	1,185	-	-	-	-
Mortgage-backed securities	33,680	-	(346)	33,334	29,181	-	(536)	28,645
Total available for sale securities	$383,893	$3,095	$(5,453)	$381,535	$403,532	$1,724	$(7,783)	$397,473

Held to maturity:
U.S. Government Agencies	$28,169	$-	$(670)	$27,499	$18,167	$-	$(655)	$17,512
Municipal bonds	5,322	15	(12)	5,325	-	-	-	-
Mortgage-backed securities	86,630	6	(903)	85,733	83,696	-	(1,302)	82,394
Total held to maturity securities	$120,121	$21	$(1,585)	$118,557	$101,863	$-	$(1,957)	$99,906

The scheduled maturities of securities at December 31, 2017, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to call or prepayments. Mortgage-backed securities are not due at a single maturity because of amortization and potential prepayment of the underlying mortgages. For this reason they are presented separately in the maturity table below.

	December 31, 2017
(in thousands)	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$29,215	$29,233
Due after one year through five years	76,969	76,922
Due after five years through 10 years	217,238	214,769
Over 10 years	25,600	26,092
Subtotal	349,022	347,016
Collateralized mortgage obligations	1,191	1,185
Mortgage-backed Securities	33,680	33,334
Total available for sale securities	$383,893	$381,535

Held to maturity:
Due in one year or less	$-	$-
Due after one year through five years	5,124	5,057
Due after five years through 10 years	18,485	17,907
Over 10 years	9,882	9,860
Subtotal	33,491	32,824
Mortgage-backed Securities	86,630	85,733
Total held to maturity securities	$120,121	$118,557

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses as of the dates indicated:

	At December 31, 2017
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	6	$19,486	$(4)	-	$-	$-	6	$19,486	$(4)
U.S. Government Agencies	30	62,991	(519)	36	132,992	(3,550)	66	195,983	(4,069)
Corporate debt securities	56	19,050	(240)	70	22,818	(706)	126	41,868	(946)
Mutual funds or other equity securities	1	493	(7)	-	-	-	1	493	(7)
Municipal bonds	9	4,431	(36)	1	1,079	(39)	10	5,510	(75)
Collateralized mortgage obligations	4	936	(6)	-	-	-	4	936	(6)
Mortgage-backed securities	26	14,737	(73)	11	18,313	(273)	37	33,050	(346)
Total available for sale securities	132	$122,124	$(885)	118	$175,202	$(4,568)	250	$297,326	$(5,453)

Held to maturity:
U.S. Government Agencies	4	$9,925	$(75)	10	$17,574	$(595)	14	$27,499	$(670)
Municipal bonds	6	3,191	(12)	-	-	-	6	3,191	(12)
Mortgage-backed securities	35	54,186	(515)	17	26,852	(388)	52	81,038	(903)
Total held to maturity securities	45	$67,302	$(602)	27	$44,426	$(983)	72	$111,728	$(1,585)

	At December 31, 2016
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	3	$10,997	$-	-	$-	$-	3	$10,997	$-
U.S. Government Agencies	54	178,331	(4,820)	-	-	-	54	178,331	(4,820)
Corporate debt securities	185	61,669	(1,613)	26	6,440	(487)	211	68,109	(2,100)
Mutual funds or other equity securities	1	493	(7)	-	-	-	1	493	(7)
Municipal bonds	14	10,210	(320)	-	-	-	14	10,210	(320)
Mortgage-backed securities	16	28,645	(536)	-	-	-	16	28,645	(536)
Total available for sale securities	273	$290,345	$(7,296)	26	$6,440	$(487)	299	$296,785	$(7,783)

Held to maturity:
U.S. Government Agencies	10	$17,512	$(655)	-	$-	$-	10	$17,512	$(655)
Mortgage-backed securities	48	82,394	(1,302)	-	-	-	48	82,394	(1,302)
Total held to maturity securities	58	$99,906	$(1,957)	-	$-	$-	58	$99,906	$(1,957)

As of December 31, 2017, 322 of First Guaranty's debt securities had unrealized losses totaling 1.7% of the individual securities' amortized cost basis and 1.4% of First Guaranty's total amortized cost basis of the investment securities portfolio. 145 of the 322 securities had been in a continuous loss position for over 12 months at such date. The 145 securities had an aggregate amortized cost basis of $225.2 million and an unrealized loss of $5.6 million at December 31, 2017. Management has the intent and ability to hold these debt securities until maturity or until anticipated recovery.

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

Corporate debt securities in a loss position consist primarily of corporate bonds issued by businesses in the financial, insurance, utility, manufacturing, industrial, consumer products and oil and gas industries. Two issuers have other-than-temporary impairment losses at December 31, 2017. First Guaranty believes that the remaining issuers will be able to fulfill the obligations of these securities based on evaluations described above. First Guaranty has the ability and intent to hold these securities until they recover, which could be at their maturity dates.

During the years ended December 31, 2017,2016, and 2015, First Guaranty recorded OTTI losses on available for sale securities as follows:

(in thousands)	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Total OTTI charge realized and unrealized	$-	$66	$571
OTTI recognized in other comprehensive income (non-credit component)	-	6	396
Net impairment losses recognized in earnings (credit component)	$-	$60	$175

There were $0, $0.1 million, and $0.2 million other-than-temporary impairment losses recognized on securities in 2017, 2016 and 2015, respectively.

The following table presents a roll-forward of the amount of credit losses on debt securities held by First Guaranty for which a portion of OTTI was recognized in other comprehensive income for the year ended December 31, 2017, 2016, and 2015:

(in thousands)	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Beginning balance of credit losses at beginning of year	$60	$175	$-
Other-than-temporary impairment credit losses on securities not previously OTTI	-	60	175
Increases for additional credit losses on securities previously determined to be OTTI	-	-	-
Reduction for increases in cash flows	-	-	-
Reduction due to credit impaired securities sold or fully settled	-	(175)	-
Ending balance of cumulative credit losses recognized in earnings at end of year	$60	$60	$175

In 2017 there were no other-than-temporary impairment credit losses on securities for which First Guaranty had previously recognized OTTI. For securities that have indications of credit related impairment, management analyzes future expected cash flows to determine if any credit related impairment is evident. Estimated cash flows are determined using management's best estimate of future cash flows based on specific assumptions. The assumptions used to determine the cash flows were based on estimates of loss severity and credit default probabilities. Management reviews reports from credit rating agencies and public filings of issuers.

In 2016 there were no other-than-temporary impairment credit losses on securities for which First Guaranty had previously recognized OTTI. The amount related to losses on securities with no previous losses amounted to $0.1 million at December 31, 2016. For securities that have indications of credit related impairment, management analyzes future expected cash flows to determine if any credit related impairment is evident. Estimated cash flows are determined using management's best estimate of future cash flows based on specific assumptions. The assumptions used to determine the cash flows were based on estimates of loss severity and credit default probabilities. Management reviews reports from credit rating agencies and public filings of issuers. The credit related impairment was related to one corporate debt security with a book balance of $0.1 million that experienced declines in its financial performance associated with the utilities industry. This corporate debt security had a non-credit related impairment of approximately $6,000.

In 2015 there were no other-than-temporary impairment credit losses on securities for which First Guaranty had previously recognized OTTI. The amount related to losses on securities with no previous losses amounted to $0.2 million at December 31, 2015. The credit related impairment was related to one corporate debt security with a book balance of $0.5 million that experienced declines in its financial performance associated with the mining industry. This corporate debt security had a non-credit related impairment of $0.3 million. This security was sold in 2016. A second corporate debt security had a non-credit related impairment of $0.1 million due to the fact that the issuer went private and liquidity in its debt securities was reduced. Management anticipates receipt of all scheduled cash flows for this security.

Non-credit related other-than-temporary impairment losses recognized in other comprehensive income totaled zero in 2017, $6,000  in 2016, and $0.4 million in 2015. The impairment losses in 2016 were related to one available for sale corporate bond security, described above, which had original amortized cost of $0.1 million. The impairment losses in 2015 were related to two available for sale corporate bond securities, described above, which had original amortized cost of $0.8 million.

At December 31, 2017 and 2016 the carrying value of pledged securities totaled $412.2 million and $368.2 million, respectively.

First Guaranty completed its liquidation of the common stock from a converted preferred security in the third quarter of 2015. The total gains realized on the security were $2.7 million. Gross realized gains on sales of securities were $1.4 million, $3.6 million and $3.3 million (including the sale of the converted preferred security) for the years ended December 31, 2017, 2016 and 2015, respectively. Gross realized losses were $0.1 million, $53,000 and $0.4 million for the years ended December 31, 2017, 2016 and 2015. The tax applicable to these transactions amounted to $0.5 million, $1.3 million, and $1.2 million for 2017, 2016 and 2015, respectively. Proceeds from sales of securities classified as available for sale amounted to $148.0 million, $191.0 million and $290.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Net unrealized losses on available for sale securities included in accumulated other comprehensive income (loss) ("AOCI"), net of applicable income taxes, totaled $1.6 million at December 31, 2017. At December 31, 2016 net unrealized losses included in AOCI, net of applicable income taxes, totaled $4.0 million. During 2017 and 2016 net gains, net of tax, reclassified out of AOCI into earnings totaled $0.9 million and $2.5 million, respectively.

At December 31, 2017, First Guaranty's exposure to investment securities issuers that exceeded 10% of shareholders' equity as follows:

	At December 31, 2017
(in thousands)	Amortized Cost	Fair Value
U.S. Treasuries	$19,490	$19,486
Federal Home Loan Bank (FHLB)	50,395	49,403
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	57,569	57,008
Federal National Mortgage Association (Fannie Mae-FNMA)	103,644	101,757
Federal Farm Credit Bank (FFCB)	136,923	134,381
Total	$368,021	$362,035

Note 6. Loans

The following table summarizes the components of First Guaranty's loan portfolio as of the dates indicated:

	December 31, 2017		December 31, 2016
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$112,603	9.8%	$84,239	8.9%
Farmland	25,691	2.2%	21,138	2.2%
1-4 Family	158,733	13.8%	135,211	14.2%
Multi-family	16,840	1.4%	12,450	1.3%
Non-farm non-residential	540,231	46.9%	417,014	43.9%
Total Real Estate	854,098	74.1%	670,052	70.5%
Non-Real Estate:
Agricultural	21,514	1.9%	23,783	2.5%
Commercial and industrial	220,700	19.2%	193,969	20.4%
Consumer and other	55,185	4.8%	63,011	6.6%
Total Non-Real Estate	297,399	25.9%	280,763	29.5%
Total Loans Before Unearned Income	1,151,497	100.0%	950,815	100.0%
Unearned income	(2,483)		(1,894)
Total Loans Net of Unearned Income	$1,149,014		$948,921

The following table summarizes fixed and floating rate loans by contractual maturity, excluding nonaccrual loans, as of December 31, 2017 and December 31, 2016 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	December 31, 2017			December 31, 2016
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$89,383	$75,361	$164,744	$97,713	$51,965	$149,678
One to five years	390,333	251,135	641,468	352,000	206,676	558,676
Five to 15 years	124,215	70,273	194,488	115,691	46,116	161,807
Over 15 years	70,366	67,881	138,247	53,150	5,830	58,980
Subtotal	$674,297	$464,650	1,138,947	$618,554	$310,587	929,141
Nonaccrual loans			12,550			21,674
Total Loans Before Unearned Income			1,151,497			950,815
Unearned income			(2,483)			(1,894)
Total Loans Net of Unearned Income			$1,149,014			$948,921

As of December 31, 2017, $95.4 million of floating rate loans were at their interest rate floor. At December 31, 2016, $127.7 million of floating rate loans were at the floor rate. Nonaccrual loans have been excluded from these totals.

The following tables present the age analysis of past due loans for the periods indicated:

	As of December 31, 2017
(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$95	$371	$466	$112,137	$112,603	$-
Farmland	175	65	240	25,451	25,691	-
1-4 family	1,481	1,953	3,434	155,299	158,733	-
Multi-family	-	-	-	16,840	16,840	-
Non-farm non-residential	1,006	3,758	4,764	535,467	540,231	-
Total Real Estate	2,757	6,147	8,904	845,194	854,098	-
Non-Real Estate:
Agricultural	239	1,537	1,776	19,738	21,514	41
Commercial and industrial	630	5,624	6,254	214,446	220,700	798
Consumer and other	463	81	544	54,641	55,185	-
Total Non-Real Estate	1,332	7,242	8,574	288,825	297,399	839
Total Loans Before Unearned Income	$4,089	$13,389	$17,478	$1,134,019	1,151,497	$839
Unearned income					(2,483)
Total Loans Net of Unearned Income					$1,149,014

	As of December 31, 2016
(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$173	$585	$758	$83,481	$84,239	$34
Farmland	234	105	339	20,799	21,138	-
1-4 family	1,108	2,387	3,495	131,716	135,211	145
Multi-family	-	5,014	5,014	7,436	12,450	-
Non-farm non-residential	1,618	2,753	4,371	412,643	417,014	-
Total Real Estate	3,133	10,844	13,977	656,075	670,052	179
Non-Real Estate:
Agricultural	64	1,958	2,022	21,761	23,783	-
Commercial and industrial	552	8,070	8,622	185,347	193,969	-
Consumer and other	182	981	1,163	61,848	63,011	-
Total Non-Real Estate	798	11,009	11,807	268,956	280,763	-
Total Loans Before Unearned Income	$3,931	$21,853	$25,784	$925,031	950,815	$179
Unearned income					(1,894)
Total Loans Net of Unearned Income					$948,921

The tables above include $12.6 million and $21.7 million of nonaccrual loans for December 31, 2017 and 2016, respectively. See the tables below for more detail on nonaccrual loans.

The following is a summary of nonaccrual loans by class for the periods indicated:

	As of December 31,
(in thousands)	2017	2016
Real Estate:
Construction & land development	$371	$551
Farmland	65	105
1-4 family	1,953	2,242
Multi-family	-	5,014
Non-farm non-residential	3,758	2,753
Total Real Estate	6,147	10,665
Non-Real Estate:
Agricultural	1,496	1,958
Commercial and industrial	4,826	8,070
Consumer and other	81	981
Total Non-Real Estate	6,403	11,009
Total Nonaccrual Loans	$12,550	$21,674

The following table identifies the credit exposure of the loan portfolio by specific credit ratings for the periods indicated:

	As of December 31, 2017					As of December 31, 2016
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Construction & land development	$108,200	$125	$4,278	$-	$112,603	$79,069	$1,162	$4,008	$-	$84,239
Farmland	25,030	569	92	-	25,691	20,652	381	105	-	21,138
1-4 family	149,426	1,856	7,451	-	158,733	123,191	5,460	6,560	-	135,211
Multi-family	9,366	639	6,835	-	16,840	4,268	1,132	7,050	-	12,450
Non-farm non-residential	520,432	2,490	17,309	-	540,231	392,355	6,406	18,253	-	417,014
Total Real Estate	812,454	5,679	35,965	-	854,098	619,535	14,541	35,976	-	670,052
Non-Real Estate:
Agricultural	19,050	995	1,469	-	21,514	20,890	920	1,973	-	23,783
Commercial and industrial	191,784	19,187	5,169	4,560	220,700	182,381	850	3,008	7,730	193,969
Consumer and other	48,225	68	6,892	-	55,185	60,582	1,394	1,035	-	63,011
Total Non-Real Estate	259,059	20,250	13,530	4,560	297,399	263,853	3,164	6,016	7,730	280,763
Total Loans Before Unearned Income	$1,071,513	$25,929	$49,495	$4,560	1,151,497	$883,388	$17,705	$41,992	$7,730	950,815
Unearned income					(2,483)					(1,894)
Total Loans Net of Unearned Income					$1,149,014					$948,921

Purchased Impaired Loans

As part of the acquisition of Premier Bancshares, Inc. on June 16, 2017, First Guaranty purchased credit impaired loans for which there was, at acquisition, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows at December 31, 2017.

(in thousands)	As of December 31, 2017
Real Estate:
Construction & land development	$1,135
Farmland	8
1-4 family	50
Multi-family	-
Non-farm non-residential	2,148
Total Real Estate	3,341
Non-Real Estate:
Agricultural	-
Commercial and industrial	1,017
Consumer and other	-
Total Non-Real Estate	1,017
Total Carrying Amount	$4,358
Contractual principal balance	$5,436
Carrying amount, net of allowance	$4,358

For those purchased loans disclosed above, First Guaranty did not increase the allowance for loan losses for the year ended December 31, 2017.

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

The accretable yield, or income expected to be collected, on the purchased loans above is as follows at December 31, 2017.

(in thousands)	Year Ended December 31, 2017
Balance, beginning of period	$-
Acquisition accretable yield	1,195
Accretion	(164)
Net transfers from nonaccretable difference to accretable yield	-
Balance, end of period	$1,031

The contractually required payments of purchased impaired loans totaled $7.5 million, while the cash flow expected to be collected at acquisition totaled $5.0 million, and the fair value of the acquired loans totaled $3.8 million.

Note 7. Allowance for Loan Losses

A summary of changes in the allowance for loan losses, by loan type, for the years ended December 31, 2017, 2016 and 2015 are as follows:

	As of December 31,
	2017					2016
(in thousands)	Beginning Allowance (12/31/16)	Charge-offs	Recoveries	Provision	Ending Allowance (12/31/17)	Beginning Allowance (12/31/15)	Charge-offs	Recoveries	Provision	Ending Allowance (12/31/16)
Real Estate:
Construction & land development	$1,232	$-	$43	$(647)	$628	$962	$-	$4	$266	$1,232
Farmland	19	-	-	(14)	5	54	-	-	(35)	19
1-4 family	1,204	(33)	92	(185)	1,078	1,771	(244)	45	(368)	1,204
Multi-family	591	-	40	363	994	557	-	401	(367)	591
Non-farm non-residential	3,451	(1,291)	85	566	2,811	3,298	(1,373)	16	1,510	3,451
Total Real Estate	6,497	(1,324)	260	83	5,516	6,642	(1,617)	466	1,006	6,497
Non-Real Estate:
Agricultural	74	(162)	138	137	187	16	(83)	113	28	74
Commercial and industrial	3,543	(3,629)	30	2,433	2,377	2,527	(579)	146	1,449	3,543
Consumer and other	972	(1,247)	223	1,177	1,125	230	(635)	183	1,194	972
Unallocated	28	-	-	(8)	20	-	-	-	28	28
Total Non-Real Estate	4,617	(5,038)	391	3,739	3,709	2,773	(1,297)	442	2,699	4,617
Total	$11,114	$(6,362)	$651	$3,822	$9,225	$9,415	$(2,914)	$908	$3,705	$11,114

	As of December 31,
	2015
(in thousands)	Beginning Allowance (12/31/14)	Charge-offs	Recoveries	Provision	Ending Allowance (12/31/15)
Real Estate:
Construction & land development	$702	$(559)	$5	$814	$962
Farmland	21	-	-	33	54
1-4 family	2,131	(410)	94	(44)	1,771
Multi-family	813	(947)	46	645	557
Non-farm non-residential	2,713	(1,137)	5	1,717	3,298
Total Real Estate	6,380	(3,053)	150	3,165	6,642
Non-Real Estate:
Agricultural	293	(491)	3	211	16
Commercial and industrial	1,797	(79)	315	494	2,527
Consumer and other	371	(550)	151	258	230
Unallocated	264	-	-	(264)	-
Total Non-Real Estate	2,725	(1,120)	469	699	2,773
Total	$9,105	$(4,173)	$619	$3,864	$9,415

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio. The result is an allocation of the loan loss reserve from one category to another.

A summary of the allowance and loans individually and collectively evaluated for impairment are as follows:

	As of December 31, 2017
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$-	$628	$628	$-	$112,603	$112,603
Farmland	-	5	5	-	25,691	25,691
1-4 family	-	1,078	1,078	-	158,733	158,733
Multi-family	-	994	994	-	16,840	16,840
Non-farm non-residential	236	2,575	2,811	8,990	531,241	540,231
Total Real Estate	236	5,280	5,516	8,990	845,108	854,098
Non-Real Estate:
Agricultural	66	121	187	861	20,653	21,514
Commercial and industrial	565	1,812	2,377	5,731	214,969	220,700
Consumer and other	-	1,125	1,125	-	55,185	55,185
Unallocated	-	20	20	-	-	-
Total Non-Real Estate	631	3,078	3,709	6,592	290,807	297,399
Total	$867	$8,358	$9,225	$15,582	$1,135,915	1,151,497
Unearned Income						(2,483)
Total Loans Net of Unearned Income						$1,149,014

	As of December 31, 2016
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$-	$1,232	$1,232	$361	$83,878	$84,239
Farmland	-	19	19	-	21,138	21,138
1-4 family	8	1,196	1,204	1,130	134,081	135,211
Multi-family	164	427	591	5,014	7,436	12,450
Non-farm non-residential	247	3,204	3,451	10,803	406,211	417,014
Total Real Estate	419	6,078	6,497	17,308	652,744	670,052
Non-Real Estate:
Agricultural	11	63	74	1,614	22,169	23,783
Commercial and industrial	2,375	1,168	3,543	8,965	185,004	193,969
Consumer and other	193	779	972	924	62,087	63,011
Unallocated	-	28	28	-	-	-
Total Non-Real Estate	2,579	2,038	4,617	11,503	269,260	280,763
Total	$2,998	$8,116	$11,114	$28,811	$922,004	950,815
Unearned Income						(1,894)
Total Loans Net of Unearned Income						$948,921

As of December 31, 2017, 2016 and 2015, First Guaranty had loans totaling $12.6 million, $21.7 million and $20.0 million, respectively, not accruing interest. As of December 31, 2017, 2016 and 2015, First Guaranty had loans past due 90 days or more and still accruing interest totaling $0.8 million, $0.2 million and $0.4 million, respectively. The average outstanding balance of nonaccrual loans in 2017 was $17.3 million compared to $22.5 million in 2016 and $14.9 million in 2015.

As of December 31, 2017, First Guaranty has no outstanding commitments to advance additional funds in connection with impaired loans.

The following is a summary of impaired loans by class at December 31, 2017:

	As of December 31, 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$-	$-	$-	$-	$-	$-
Farmland	-	-	-	-	-	-
1-4 family	-	-	-	-	-	-
Multi-family	-	-	-	-	-	-
Non-farm non-residential	5,771	5,771	-	5,933	248	279
Total Real Estate	5,771	5,771	-	5,933	248	279
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-
Total Impaired Loans with no related allowance	5,771	5,771	-	5,933	248	279

Impaired Loans with an allowance recorded:
Real estate:
Construction & land development	-	-	-	-	-	-
Farmland	-	-	-	-	-	-
1-4 family	-	-	-	-	-	-
Multi-family	-	-	-	-	-	-
Non-farm non-residential	3,219	3,570	236	3,555	183	127
Total Real Estate	3,219	3,570	236	3,555	183	127
Non-Real Estate:
Agricultural	861	920	66	1,117	70	17
Commercial and industrial	5,731	9,062	565	8,121	65	84
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	6,592	9,982	631	9,238	135	101
Total Impaired Loans with an allowance recorded	9,811	13,552	867	12,793	318	228

Total Impaired Loans	$15,582	$19,323	$867	$18,726	$566	$507

The following is a summary of impaired loans by class at December 31, 2016:

	As of December 31, 2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$361	$823	$-	$363	$-	$-
Farmland	-	-	-	-	-	-
1-4 family	863	1,196	-	1,044	49	48
Multi-family	-	-	-	-	-	-
Non-farm non-residential	8,501	9,430	-	8,949	196	175
Total Real Estate	9,725	11,449	-	10,356	245	223
Non-Real Estate:
Agricultural	1,603	1,742	-	1,377	30	-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	686	685	-	724	18	12
Total Non-Real Estate	2,289	2,427	-	2,101	48	12
Total Impaired Loans with no related allowance	12,014	13,876	-	12,457	293	235

Impaired Loans with an allowance recorded:
Real estate:
Construction & land development	-	-	-	-	-	-
Farmland	-	-	-	-	-	-
1-4 family	267	303	8	279	-	-
Multi-family	5,014	5,305	164	5,169	-	-
Non-farm non-residential	2,302	2,296	247	2,334	119	113
Total Real Estate	7,583	7,904	419	7,782	119	113
Non-Real Estate:
Agricultural	11	11	11	11	-	-
Commercial and industrial	8,965	9,117	2,375	9,379	72	72
Consumer and other	238	244	193	289	8	7
Total Non-Real Estate	9,214	9,372	2,579	9,679	80	79
Total Impaired Loans with an allowance recorded	16,797	17,276	2,998	17,461	199	192

Total Impaired Loans	$28,811	$31,152	$2,998	$29,918	$492	$427

Troubled Debt Restructurings

A Troubled Debt Restructuring ("TDR") is a debt restructuring in which the creditor for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. The modifications to First Guaranty's TDRs were concessions on the interest rate charged. The effect of the modifications to First Guaranty was a reduction in interest income. These loans were evaluated in First Guaranty's reserve for loan losses. In 2017 and 2016, there were no credit relationships that were restructured in a troubled debt restructuring.

The following table is an age analysis of TDRs as of December 31, 2017 and December 31, 2016:

Troubled Debt Restructurings	December 31, 2017				December 31, 2016
	Accruing Loans				Accruing Loans
(in thousands)	Current	30-89 Days Past Due	Nonaccrual	Total TDRs	Current	30-89 Days Past Due	Nonaccrual	Total TDRs
Real Estate:
Construction & land development	$-	$-	$334	$334	$-	$-	$361	$361
Farmland	-	-	-	-	-	-	-	-
1-4 family	-	-	-	-	-	-	-	-
Multi-family	-	-	-	-	-	-	-	-
Non-farm non-residential	2,138	-	-	2,138	2,987	-	100	3,087
Total Real Estate	2,138	-	334	2,472	2,987	-	461	3,448
Non-Real Estate:
Agricultural	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-	-	-
Total	$2,138	$-	$334	$2,472	$2,987	$-	$461	$3,448

The following table discloses TDR activity for the twelve months ended December 31, 2017.

		Trouble Debt Restructured Loans Activity Twelve Months Ended December 31, 2017
(in thousands)	Beginning balance (December 31, 2016)	New TDRs	Charge-offs post-modification	Transferred to ORE	Paydowns	Construction to permanent financing	Restructured to market terms	Other adjustments	Ending balance (December 31, 2017)
Real Estate:
Construction & land development	$361	$-	$-	$-	$(27)	$-	$-	$-	$334
Farmland	-	-	-	-	-	-	-	-	-
1-4 family	-	-	-	-	-	-	-	-	-
Multi-family	-	-	-	-	-	-	-	-	-
Non-farm non-residential	3,087	-	(102)	-	(849)	-	-	2	2,138
Total Real Estate	3,448	-	(102)	-	(876)	-	-	2	2,472
Non-Real Estate:
Agricultural	-	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-	-	-	-
Total Impaired Loans with no related allowance	$3,448	$-	$(102)	$-	$(876)	$-	$-	$2	$2,472

There were no commitments to lend additional funds to debtors whose terms have been modified in a troubled debt restructuring at December 31, 2017.

Note 8. Premises and Equipment

The components of premises and equipment at December 31, 2017 and 2016 are as follows:

(in thousands)	December 31, 2017	December 31, 2016
Land	$12,875	$7,185
Bank premises	31,469	21,229
Furniture and equipment	24,305	21,689
Construction in progress	382	2,106
Acquired value	69,031	52,209
Less: accumulated depreciation	31,011	28,690
Net book value	$38,020	$23,519

Depreciation expense amounted to $1.8 million, $1.7 million and $1.6 million for 2017, 2016 and 2015, respectively.

Note 9. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to impairment testing. Other intangible assets continue to be amortized over their useful lives. Goodwill represents the purchase price over the fair value of net assets acquired from the Homestead Bancorp in 2007 and Premier Bancshares, Inc. in 2017. No impairment charges have been recognized since acquisition. Goodwill totaled $3.5 million and $2.0 million at December 31, 2017 and 2016, respectively.

The following table summarizes intangible assets subject to amortization.

	December 31, 2017			December 31, 2016
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$12,053	$8,804	$3,249	$9,350	$8,372	$978
Mortgage servicing rights	1,373	198	1,175	267	189	78
Total	$13,426	$9,002	$4,424	$9,617	$8,561	$1,056

The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions. The weighted-average amortization period remaining for the core deposit intangibles is 9.7 years.

Amortization expense relating to purchase accounting intangibles totaled $0.4 million, $0.3 million, and $0.3 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Amortization expense of the core deposit intangible assets for the next five years is as follows:

For the Years Ended	Estimated Amortization Expense (in thousands)
December 31, 2018	$545
December 31, 2019	$361
December 31, 2020	$361
December 31, 2021	$293
December 31, 2022	$225

Note 10. Other Real Estate

Other real estate owned consists of the following:

(in thousands)	December 31, 2017	December 31, 2016
Real Estate Owned Acquired by Foreclosure:
Residential	$23	$71
Construction & land development	304	-
Non-farm non-residential	954	288
Total Other Real Estate Owned and Foreclosed Property	$1,281	$359

Note 11. Deposits

A schedule of maturities of all time deposits are as follows:

(in thousands)	December 31, 2017
2018	$357,687
2019	118,902
2020	48,843
2021	16,622
2022 and thereafter	39,277
Total	$581,331

The table above includes, for December 31, 2017, brokered deposits totaling $9.8 million. The aggregate amount of jumbo time deposits, each with a minimum denomination of $250,000 totaled $266.2 million and $241.4 million at December 31, 2017 and 2016, respectively.

Note 12. Borrowings

Short-term borrowings are summarized as follows:

(in thousands)	December 31, 2017	December 31, 2016
Federal Home Loan Bank advances	$15,500	$6,500
Line of credit	-	-
Total short-term borrowings	$15,500	$6,500

First Guaranty maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. Short-term borrowings totaled $15.5 million at December 31, 2017 and $6.5 million at December 31, 2016. Short-term borrowing consisted of a line of credit of $6.5 million, with no outstanding balance at December 31, 2017 and collateralized short-term borrowings from the Federal Home Loan Bank totaling $15.5 million at December 31, 2017.

Available lines of credit totaled $150.8 million at December 31, 2017 and $133.7 million at December 31, 2016.

The following schedule provides certain information about First Guaranty's short-term borrowings for the periods indicated:

	December 31,
(in thousands except for %)	2017	2016	2015
Outstanding at year end	$15,500	$6,500	$1,800
Maximum month-end outstanding	$28,000	$25,000	$13,800
Average daily outstanding	$5,833	$8,775	$4,217
Weighted average rate during the year	1.06%	0.85%	2.12%
Weighted average rate at year end	1.51%	0.65%	4.50%

Long-term debt is summarized as follows:

Senior long-term debt with a commercial bank, priced at floating 3-month LIBOR plus 250 basis points (3.87%), totaled $22.8 million at December 31, 2017 and $21.8 at December 31, 2016. First Guaranty pays $735,294 principal plus interest quarterly. This loan was originated in December 2015 and has a contractual maturity date of December 22, 2020. This long-term debt is secured by a pledge of 85% (4,823,899 shares) of First Guaranty's interest in First Guaranty Bank (a wholly owned subsidiary). First Guaranty modified its existing senior long-term debt in the second quarter of 2017. The modification increased the principal balance to $25.0 million with new net proceeds of $3.8 million. The existing amortization terms and rates remained the same. The $3.8 million in additional proceeds were contributed to First Guaranty Bank for future growth.

Senior long-term debt with a commercial bank, priced at Wall Street Journal Prime plus 75 basis points (4.75%), had no outstanding balance at December 31, 2017 and totaled $0.3 million at December 31, 2016. First Guaranty paid $50,000 principal plus interest monthly.  This long-term debt was secured by a pledge of 13.2% (735,745 shares) of First Guaranty's interest in First Guaranty Bank (a wholly owned subsidiary). This loan matured on May 12, 2017.

Junior subordinated debt, priced at Wall Street Journal Prime plus 75 basis points (4.00%), totaled $14.7 million at December 31, 2017 and $14.6 million at December 31, 2016.  First Guaranty pays interest semi-annually for the Fixed Interest Rate Period and quarterly for the Floating Interest Rate Period. The Note is unsecured and ranks junior in right of payment to any senior indebtedness and obligations to general and secured creditors. The Note was originated in December 2015 and is scheduled to mature on December 21, 2025. Subject to limited exceptions, First Guaranty cannot repay the Note until after December 21, 2020. The Note qualifies for treatment as Tier 2 capital for regulatory capital purposes.

First Guaranty maintains a revolving line of credit for $6.5 million with an availability of $6.5 million at December 31, 2017. This line of credit is secured by the same collateral as the senior term loan and is priced at 4.50%.

At December 31, 2017, letters of credit issued by the FHLB totaling $294.2 million were outstanding and carried as off-balance sheet items, all of which expire in 2018. At December 31, 2016, letters of credit issued by the FHLB totaling $226.1 million were outstanding and carried as off-balance sheet items, all of which expired in 2017. The letters of credit are solely used for pledging towards public fund deposits. The FHLB has a blanket lien on substantially all of the loans in First Guaranty's portfolio which is used to secure borrowing availability from the FHLB. First Guaranty has obtained a subordination agreement from the FHLB on First Guaranty's farmland, agricultural, and commercial and industrial loans. These loans are available to be pledged for additional reserve liquidity.

As of December 31, 2017 obligations on senior long-term debt and junior subordinated debentures totaled $37.4 million. The scheduled maturities are as follows:

(in thousands)	Senior Long-term Debt	Junior Subordinated Debentures
2018	$2,941	$-
2019	2,941	-
2020	2,941	-
2021	2,941	-
2022	2,941	-
2023 and thereafter	8,089	15,000
Subtotal	$22,794	$15,000
Debt issuance costs	(20)	(336)
Total	$22,774	$14,664

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

Quantitative measures established by regulation to ensure capital adequacy require First Guaranty and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2017 and 2016, that First Guaranty and the Bank met all capital adequacy requirements.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. For 2018, the capital conservation buffer will be 1.875% of risk-weighted assets. First Guaranty Bancshares, Inc. capital conservation buffer was 4.14% at December 31, 2017. First Guaranty Bank's capital conservation buffer was 5.07% at December 31, 2017.

As of December 31, 2017, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that Management believes have changed the Bank's category. First Guaranty's and the Bank's actual capital amounts and ratios as of December 31, 2017 and 2016 are presented in the following table.

	Actual		Minimum Capital Requirements		Minimum to be Well Capitalized Under Action Provisions
(in thousands except for %)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Total Risk-based Capital:
Consolidated	$164,545	12.14%	$108,427	8.00%	N/A	N/A
Bank	$176,398	13.07%	$107,961	8.00%	$134,951	10.00%

Tier 1 Capital:
Consolidated	$140,320	10.35%	$81,320	6.00%	N/A	N/A
Bank	$167,173	12.39%	$80,971	6.00%	$107,961	8.00%

Tier 1 Leverage Capital:
Consolidated	$140,320	8.27%	$67,899	4.00%	N/A	N/A
Bank	$167,173	9.88%	$67,709	4.00%	$84,636	5.00%

Common Equity Tier One Capital:
Consolidated	$140,320	10.35%	$60,990	4.50%	N/A	N/A
Bank	$167,173	12.39%	$60,728	4.50%	$87,718	6.50%

December 31, 2016
Total Risk-based Capital:
Consolidated	$151,877	12.79%	$94,982	8.00%	N/A	N/A
Bank	$153,768	12.99%	$94,717	8.00%	$118,396	10.00%

Tier 1 Capital:
Consolidated	$125,763	10.59%	$71,236	6.00%	N/A	N/A
Bank	$142,654	12.05%	$71,038	6.00%	$94,717	8.00%

Tier 1 Leverage Capital:
Consolidated	$125,763	8.68%	$57,930	4.00%	N/A	N/A
Bank	$142,654	9.88%	$57,771	4.00%	$72,214	5.00%

Common Equity Tier One Capital:
Consolidated	$125,763	10.59%	$53,427	4.50%	N/A	N/A
Bank	$142,654	12.05%	$53,278	4.50%	$76,958	6.50%

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

The Bank is restricted under applicable laws in the payment of dividends to an amount equal to current year earnings plus undistributed earnings for the immediately preceding year, unless prior permission is received from the Commissioner of Financial Institutions for the State of Louisiana. Dividends payable by the Bank in 2018 without permission will be limited to 2018 earnings plus the undistributed earnings of $3.2 million from 2017.

Accordingly, at January 1, 2018, $167.6 million of First Guaranty's equity in the net assets of the Bank was restricted. In addition, dividends paid by the Bank to First Guaranty would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

Note 15. Related Party Transactions

In the normal course of business, First Guaranty and its subsidiary, First Guaranty Bank, have loans, deposits and other transactions with its executive officers, directors and certain business organizations and individuals with which such persons are associated. These transactions are completed with terms no less favorable than current market rates. An analysis of the activity of loans made to such borrowers during the year ended December 31, 2017 and 2016 follows:

	December 31,
(in thousands)	2017	2016
Balance, beginning of year	$58,279	$57,816
Net Increase	24,639	463
Balance, end of year	$82,918	$58,279

Unfunded commitments to First Guaranty and Bank directors and executive officers totaled $17.5 million and $24.9 million at December 31, 2017 and 2016, respectively. At December 31, 2017 First Guaranty and the Bank had deposits from directors and executives totaling $24.6 million. There were no participations in loans purchased from affiliated financial institutions included in First Guaranty's loan portfolio in 2017 or 2016.

During the years ended 2017, 2016 and 2015, First Guaranty paid approximately $0.4 million, $0.3 million and $0.2 million, respectively, for printing services and supplies and office furniture and equipment to Champion Industries, Inc., of which Mr. Marshall T. Reynolds, the Chairman of First Guaranty's Board of Directors, is President, Chief Executive Officer, Chairman of the Board of Directors and a major shareholder of Champion.

On December 21, 2015, First Guaranty issued a $15.0 million subordinated note (the "Note") to Edgar Ray Smith III, a director of First Guaranty. The Note is for a ten-year term (non-callable for first five years) and will bear interest at a fixed annual rate of 4.0% for the first five years of the term and then adjust to a floating rate based on the Prime Rate as reported by the Wall Street Journal plus 75 basis points for the period of time after the fifth year until redemption or maturity. First Guaranty paid interest of $0.6 million in 2017 and 2016 for this note.

During the years ended 2017, 2016 and 2015, First Guaranty paid approximately $0.2 million, $0.3 million and $0.2 million, respectively, for architectural services in relation to bank branches to Gasaway Gasaway Bankston Architects, of which bank subsidiary board member Andrew B. Gasaway is part owner.

Note 16. Employee Benefit Plans

First Guaranty has an employee savings plan to which employees, who meet certain service requirements, may defer 1% to 20% of their base salaries, 6% of which may be matched up to 100%, at its sole discretion. Contributions to the savings plan were $240,000, $191,000 and $86,000 in 2017, 2016 and 2015, respectively. First Guaranty has an Employee Stock Ownership Plan ("ESOP") which was frozen in 2010. No contributions were made to the ESOP for the years 2017, 2016 or 2015. As of December 31, 2017, the ESOP held 15,530 shares. First Guaranty is in the process of terminating the plan.

Note 17. Other Expenses

The following is a summary of the significant components of other noninterest expense:

	December 31,
(in thousands)	2017	2016	2015
Other noninterest expense:
Legal and professional fees	$3,037	$2,185	$2,019
Data processing	1,608	1,259	1,184
ATM Fees	1,161	1,044	1,022
Marketing and public relations	1,205	878	848
Taxes - sales, capital and franchise	970	787	717
Operating supplies	496	471	414
Software expense and amortization	923	835	612
Travel and lodging	910	710	818
Telephone	167	177	172
Amortization of core deposits	432	320	320
Donations	322	298	332
Net costs from other real estate and repossessions	306	498	493
Regulatory assessment	726	1,005	1,111
Other	1,640	1,599	1,692
Total other noninterest expense	$13,903	$12,066	$11,754

First Guaranty does not capitalize advertising costs. They are expensed as incurred and are included in other noninterest expense on the Consolidated Statements of Income. Advertising expense was $0.7 million, $0.6 million and $0.6 million for 2017, 2016 and 2015, respectively.

Note 18. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act ("TCJA") was signed into law. The TCJA makes broad and complex changes to the U.S. tax code that affected income tax expense in 2017. The TCJA reduces the U.S. federal corporate income tax rate from 35% to 21% beginning January 1, 2018 and also establishes new tax laws that will affect 2018.

ASC 740 requires a company to record the effects of a tax law change in the period of enactment, however, shortly after the enactment of the TCJA, the SEC staff issued SAB 118, which allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. The measurement period ends when the company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year.

The following is a summary of the provision for income taxes included in the Consolidated Statements of Income:

	December 31,
(in thousands)	2017	2016	2015
Current	$4,638	$8,168	$7,347
Deferred	2,761	(1,004)	(384)
Total	$7,399	$7,164	$6,963

The difference between income taxes computed by applying the statutory federal income tax rate and the provision for income taxes in the financial statements is reconciled as follows:

	December 31,
(in thousands except for %)	2017	2016	2015
Statutory tax rate	35.0%	35.0%	35.0%

Federal income taxes at statutory rate	$6,703	$7,440	$7,514
Tax exempt municipal income	(254)	(283)	(436)
Other(1)	950	7	(115)
Total	$7,399	$7,164	$6,963

(1) Included in other for the year ended December 31, 2017 is $0.9 million related to the estimated net impact from the remeasurement of deferred tax assets and liabilities as a result of the passage of the Tax Cuts and Jobs Act in December 2017.

Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities, and available tax credit carry forwards. Temporary differences between the financial statement and tax values of assets and liabilities give rise to deferred taxes. The significant components of deferred taxes classified in First Guaranty's Consolidated Balance Sheets at December 31, 2017 and 2016 are as follows:

	December 31,
(in thousands)	2017	2016
Deferred tax assets:
Allowance for loan losses	$1,804	$3,890
Other real estate owned	25	60
Unrealized losses on available for sale securities	495	2,060
Net operating loss	1,463	-
Other	546	449
Gross deferred tax assets	4,333	6,459

Deferred tax liabilities:
Depreciation and amortization	(1,688)	(1,480)
Core deposit intangibles	(662)	(342)
Unrealized gains on available for sale securities	-	-
Other	(566)	(376)
Gross deferred tax liabilities	(2,916)	(2,198)

Net deferred tax assets	$1,417	$4,261

Net operating loss carryforwards for income tax purposes were $7.0 million as of December 31, 2017 as compared to zero in 2016. The carryforwards were acquired in 2017 in the Premier acquisition and expire from 2027 to 2034, and will be utilized subject to annual Internal Revenue Code Section 382 limitations.

ASC 740-10, Income Taxes, clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the consolidated financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. First Guaranty does not believe it has any unrecognized tax benefits included in its consolidated financial statements. First Guaranty has not had any settlements in the current period with taxing authorities, nor has it recognized tax benefits as a result of a lapse of the applicable statute of limitations. First Guaranty recognizes interest and penalties accrued related to unrecognized tax benefits, if applicable, in noninterest expense. During the years ended December 31, 2017, 2016 and 2015, First Guaranty did not recognize any interest or penalties in its consolidated financial statements, nor has it recorded an accrued liability for interest or penalty payments.

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

Set forth below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at December 31, 2017 and December 31, 2016.

(in thousands)	December 31, 2017	December 31, 2016
Contract Amount
Commitments to Extend Credit	$78,125	$56,910
Unfunded Commitments under lines of credit	$101,344	$128,428
Commercial and Standby letters of credit	$7,886	$6,602

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

There were no losses incurred on off-balance sheet commitments in 2017, 2016 or 2015.

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified Level 3 as of December 31, 2017 include certain municipal bonds and an equity security.

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

Other real estate owned. Properties are recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values of other real estate owned ("OREO") at December 31, 2017 and 2016 are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement or amounts commonly used in real estate transactions. Inputs include appraisal values or recent sales activity for similar assets in the property's market; thus OREO measured at fair value would be classified within either Level 2 or Level 3 of the hierarchy.

Certain non-financial assets and non-financial liabilities are measured at fair value on a non-recurring basis including assets and liabilities related to reporting units measured at fair value in the testing of goodwill impairment, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2017 and 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	December 31, 2017	December 31, 2016
Available for Sale Securities Fair Value Measurements Using:
Level 1:Quoted Prices in Active Markets For Identical Assets	$19,980	$30,487
Level 2: Significant Other Observable Inputs	355,022	347,586
Level 3: Significant Unobservable Inputs	6,533	19,400
Securities available for sale measured at fair value	$381,535	$397,473

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

The change in Level 1 securities available for sale from December 31, 2016 was due principally to a net decrease in Treasury bills of $10.5 million. The change in Level 2 and Level 3 securities available for sale from December 31, 2016 was due principally due to the transfer of municipal securities from Level 3 to Level 2.

The following table reconciles assets measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Level 3 Changes
(in thousands)	December 31, 2017	December 31, 2016
Balance, beginning of year	$19,400	$7,701
Total gains or losses (realized/unrealized):
Included in earnings	54	-
Included in other comprehensive income	-	-
Purchases, sales, issuances and settlements, net	10,574	11,699
Transfers in and/or out of Level 3	(23,495)	-
Balance as of end of year	$6,533	$19,400

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of December 31, 2017.

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of December 31, 2017, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At December 31, 2017	At December 31, 2016
Fair Value Measurements Using: Impaired Loans
Level 1: Quoted Prices in Active Markets For Identical Assets	$-	$-
Level 2: Significant Other Observable Inputs	-	259
Level 3: Significant Unobservable Inputs	12,003	18,559
Impaired loans measured at fair value	$12,003	$18,818

Fair Value Measurements Using: Other Real Estate Owned
Level 1: Quoted Prices in Active Markets For Identical Assets	$-	$-
Level 2: Significant Other Observable Inputs	1,249	226
Level 3: Significant Unobservable Inputs	32	133
Other real estate owned measured at fair value	$1,281	$359

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

Other Unrecognized Financial Instruments.

The fair value of commitments to extend credit is estimated using the fees charged to enter into similar legally binding agreements, taking into account the remaining terms of the agreements and customers' credit ratings. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. Noninterest-bearing deposits are held at cost. The fair values of letters of credit are based on fees charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2017 and 2016 the fair value of guarantees under commercial and standby letters of credit was not material.

The estimated fair values and carrying values of the financial instruments at December 31, 2017 and 2016 are presented in the following table:

	December 31,
	2017		2016
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Cash and cash equivalents	$38,028	$38,028	$18,111	$18,111
Securities, available for sale	$381,535	$381,535	$397,473	$397,473
Securities, held to maturity	$120,121	$118,557	$101,863	$99,906
Federal Home Loan Bank stock	$2,351	$2,351	$1,816	$1,816
Loans held for sale	$1,308	$1,439	$-	$-
Loans, net	$1,139,789	$1,133,868	$937,807	$937,495
Accrued interest receivable	$7,982	$7,982	$7,039	$7,039

Liabilities
Deposits	$1,549,286	$1,549,449	$1,326,181	$1,325,972
Borrowings	$38,274	$38,294	$28,600	$28,625
Junior subordinated debentures	$14,664	$14,324	$14,630	$13,909
Accrued interest payable	$2,488	$2,488	$1,931	$1,931

There is no material difference between the contract amount and the estimated fair value of off-balance sheet items that are primarily comprised of short-term unfunded loan commitments that are generally at market prices.

Note 22. Concentrations of Credit and Other Risks

First Guaranty monitors loan portfolio concentrations by region, collateral type, loan type, and industry on a monthly basis and has established maximum thresholds as a percentage of its capital to ensure that the desired mix and diversification of its loan portfolio is achieved. First Guaranty is compliant with the established thresholds as of December 31, 2017. Personal, commercial and residential loans are granted to customers, most of who reside in northern and southern areas of Louisiana. Although First Guaranty has a diversified loan portfolio, significant portions of the loans are collateralized by real estate located in Tangipahoa Parish and surrounding parishes in Southeast Louisiana. Declines in the Louisiana economy could result in lower real estate values which could, under certain circumstances, result in losses to First Guaranty.

The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers. Generally, credit is not extended in excess of $10.0 million to any single borrower or group of related borrowers.

Approximately 41.4% of First Guaranty's deposits are derived from local governmental agencies at December 31, 2017. These governmental depositing authorities are generally long-term customers. A number of the depositing authorities are under contractual obligation to maintain their operating funds exclusively with First Guaranty. In most cases, First Guaranty is required to pledge securities or letters of credit issued by the Federal Home Loan Bank to the depositing authorities to collateralize their deposits. Under certain circumstances, the withdrawal of all of, or a significant portion of, the deposits of one or more of the depositing authorities may result in a temporary reduction in liquidity, depending primarily on the maturities and/or classifications of the securities pledged against such deposits and the ability to replace such deposits with either new deposits or other borrowings. Public fund deposits totaled $640.7 million at December 31, 2017.

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

Note 24. Condensed Parent Company Information

The following condensed financial information reflects the accounts and transactions of First Guaranty Bancshares, Inc. for the dates indicated:

First Guaranty Bancshares, Inc.
Condensed Balance Sheets

	December 31,
(in thousands)	2017	2016
Assets
Cash	$5,214	$16,088
Investment in bank subsidiary	170,836	141,241
Investment Securities (available for sale, at fair value)	-	80
Other assets	6,086	4,197
Total Assets	$182,136	$161,606

Liabilities and Shareholders' Equity
Short-term debt	$-	$-
Senior long-term debt	22,774	22,100
Junior subordinated debentures	14,664	14,630
Other liabilities	715	527
Total Liabilities	38,153	37,257
Shareholders' Equity	143,983	124,349
Total Liabilities and Shareholders' Equity	$182,136	$161,606
First Guaranty Bancshares, Inc.
Condensed Statements of Income

	December 31,
(in thousands)	2017	2016	2015
Operating Income
Dividends received from bank subsidiary	$10,622	$11,858	$9,843
Net gains on securities	54	-	2,652
Other income	171	160	261
Total operating income	10,847	12,018	12,756

Operating Expenses
Interest expense	1,518	1,444	192
Salaries & Benefits	495	200	172
Other expenses	1,147	948	766
Total operating expenses	3,160	2,592	1,130

Income before income tax benefit and increase in equity in undistributed earnings of subsidiary	7,687	9,426	11,626
Income tax benefit (expense)	834	846	(605)
Income before increase in equity in undistributed earnings of subsidiary	8,521	10,272	11,021
Increase in equity in undistributed earnings of subsidiary	3,230	3,821	3,484
Net Income	11,751	14,093	14,505
Less preferred stock dividends	-	-	(384)
Net income available to common shareholders	$11,751	$14,093	$14,121

First Guaranty Bancshares, Inc.
Condensed Statements of Cash Flows

	December 31,
(in thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$11,751	$14,093	$14,505
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in equity in undistributed earnings of subsidiary	$(3,230)	$(3,821)	(3,484)
Depreciation and amortization	43	7	-
Gain on sale of securities	(54)	-	(2,652)
Net change in other liabilities	187	318	(28)
Net change in other assets	(1,306)	(971)	396
Net cash provided by operating activities	7,391	9,626	8,737

Cash flows from investing activities:
Proceeds from maturities, calls and sales of AFS securities	134	-	4,152
Funds invested in AFS securities	-	-	(10)
Funds invested in bank subsidiary	(3,750)	-	-
Cash paid in acquisition	(10,108)	-	-
Net cash provided by (used in) investing activities	(13,724)	-	4,142

Cash flows from financing activities:
Net decrease in short-term borrowings	-	(1,800)	-
Proceeds from long-term debt, net of costs	3,750	-	24,969
Repayment of long-term debt	(3,081)	(3,730)	(1,584)
Proceeds from junior subordinated debentures, net of costs	-	-	14,597
Issuance of common stock, net of costs	-	-	9,344
Redemption of preferred stock	-	-	(39,435)
Dividends paid	(5,210)	(4,870)	(4,631)
Net cash (used in) provided by financing activities	(4,541)	(10,400)	3,260

Net (decrease) increase in cash and cash equivalents	(10,874)	(774)	16,139
Cash and cash equivalents at the beginning of the period	16,088	16,862	723
Cash and cash equivalents at the end of the period	$5,214	$16,088	$16,862

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures for the year ended December 31, 2017.

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

For further information, see "Management's annual report on internal control over financial reporting" below. There was no change in First Guaranty's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, First Guaranty's internal control over financial reporting.

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

Management is responsible for establishing and maintaining the adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13 – 15(f). Under the supervision and with the participation of Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This section relates to Management's evaluation of internal control over financial reporting including controls over the preparation of the schedules equivalent to the basic financial statements and compliance with laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls.

Based on our evaluation under the framework in Internal Control – Integrated Framework, Management concluded that internal control over financial reporting was effective as of December 31, 2017.

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

Part IV
Item 15 - Exhibits and Financial Statement Schedules

(a) 1	Consolidated Financial Statements

	Item	Page
	First Guaranty Bancshares, Inc. and Subsidiary
	Report of Independent Registered Accounting Firm	52
	Consolidated Balance Sheets - December 31, 2017 and 2016	53
	Consolidated Statements of Income – Years Ended December 31, 2017, 2016 and 2015	54
	Consolidated Statements of Comprehensive Income – Years Ended December 31, 2017, 2016 and 2015	55
	Consolidated Statements of Changes in Shareholders' Equity -Years Ended December 31, 2017, 2016 and 2015	56
	Consolidated Statements of Cash Flows - Years Ended December 31, 2017, 2016 and 2015	57
	Notes to Consolidated Financial Statements	58

2	Consolidated Financial Statement Schedules

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

Exhibit Number	Exhibit
2.1	Distribution Agreement by and between First Guaranty Bancshares, Inc. and Sadler O'Neil & Partners, L.P., dated November 20, 2017 (12)
3.1	Restated Articles of Incorporation of First Guaranty Bancshares, Inc.(1)
3.2	Articles of Amendment to the Restated Articles of Incorporation of First Guaranty Bancshares, Inc.(2)
3.3	Bylaws of First Guaranty Bancshares, Inc.(3)
3.4	Amendment to Bylaws of First Guaranty Bancshares, Inc.(4)
4.1	Form of Common Stock Certificate of First Guaranty Bancshares, Inc.(5)
4.2	Subordinated Note, dated as of December 21, 2015, by and between First Guaranty Bancshares, Inc. and Edgar Ray Smith, III. (6)
10.1	Subordinated Note Purchase Agreement, dated as of December 21, 2015, by and between First Guaranty Bancshares, Inc. and Edgar Ray Smith, III. (7)
10.2	Loan Agreement, dated as of December 22, 2015, by and between First Guaranty Bancshares, Inc. and First Tennessee Bank National Association. (8)
10.3	Pledge and Security Agreement, dated as of December 22, 2015, by and between First Guaranty Bancshares, Inc. and First Tennessee Bank National Association. (9)
10.4	Term Note, dated as of December 22, 2015, by and between First Guaranty Bancshares, Inc. and First Tennessee Bank National Association. (10)
14.3	First Guaranty Bancshares, Inc. and Subsidiary Code of Conduct and Ethics for Employees, Officers and Directors.
14.4	First Guaranty Bancshares, Inc. Code of Ethics for Senior Financial Officers.
21	Subsidiaries of the First Guaranty Bancshares, Inc.(11)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13(a)-15(e) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13(a)-15(e) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.PRE	XBRL Taxonomy Extension Label Linkbase.
101.LAB	XBRL Taxonomy Extension Presentation Linkbaset
(1)	Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K12G3 filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on August 2, 2007.
(2)	Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on September 23, 2011.
(3)	Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K12G3 filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on August 2, 2007.
(4)	Incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K12G3 filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on August 2, 2007.
(5)	Incorporated by reference to Exhibit 4 of the Current Report on Form 8-K12G3 filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on August 2, 2007.
(6)	Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on December 23, 2015.
(7)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on December 23, 2015.
(8)	Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on December 23, 2015.
(9)	Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on December 23, 2015.
(10)	Incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on December 23, 2015.
(11)	Incorporated by reference to Exhibit 21 of the Registration statement on Form S-1 filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on October 24, 2014.
(12)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on November 20, 2017.

Item 16 - Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, First Guaranty has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST GUARANTY BANCSHARES, INC.

Dated: March 16, 2018

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of First Guaranty and in the capacities and on the dates indicated.

/s/ Alton B. Lewis	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2018
Alton B. Lewis

/s/ Eric J. Dosch	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 16, 2018
Eric J. Dosch

/s/ Marshall T. Reynolds	Chairman of the Board	March 16, 2018
Marshall T. Reynolds

/s/ William K. Hood	Director	March 16, 2018
William K. Hood

/s/ Jack Rossi	Director	March 16, 2018
Jack Rossi

/s/ Edgar R. Smith, III	Director	March 16, 2018
Edgar R. Smith, III