Form 10-Q
period 2018-03-31
First Guaranty Bancshares, Inc.
filed 2018-05-10
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2018
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
Large accelerated filer☐Accelerated filer☒
                  Non-accelerated filer☐  (Do not check if a smaller reporting company)
Smaller reporting company☐
Emerging growth company☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐No ☒

As of May 9, 2018 the registrant had 8,807,175 shares of $1 par value common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents:
Cash and due from banks	$31,274	$37,205
Federal funds sold	990	823
Cash and cash equivalents	32,264	38,028

Investment securities:
Available for sale, at fair value	384,971	381,535
Held to maturity, at cost (estimated fair value of $113,348 and $118,557 respectively)	117,111	120,121
Investment securities	502,082	501,656

Federal Home Loan Bank stock, at cost	2,359	2,351
Loans held for sale	1,837	1,308

Loans, net of unearned income	1,137,171	1,149,014
Less: allowance for loan losses	9,788	9,225
Net loans	1,127,383	1,139,789

Premises and equipment, net	38,082	38,020
Goodwill	3,472	3,472
Intangible assets, net	4,221	4,424
Other real estate, net	1,271	1,281
Accrued interest receivable	8,098	7,982
Other assets	10,707	12,119
Total Assets	$1,731,776	$1,750,430

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$250,110	$251,617
Interest-bearing demand	586,888	611,677
Savings	112,965	104,661
Time	600,267	581,331
Total deposits	1,550,230	1,549,286

Short-term borrowings	-	15,500
Accrued interest payable	2,849	2,488
Senior long-term debt	22,040	22,774
Junior subordinated debentures	14,673	14,664
Other liabilities	1,981	1,735
Total Liabilities	1,591,773	1,606,447

Shareholders' Equity
Common stock:
$1 par value - authorized 100,600,000 shares; issued 8,807,175 shares	8,807	8,807
Surplus	92,268	92,268
Retained earnings	46,656	44,464
Accumulated other comprehensive income (loss)	(7,728)	(1,556)
Total Shareholders' Equity	140,003	143,983
Total Liabilities and Shareholders' Equity	$1,731,776	$1,750,430

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2018	2017
Interest Income:
Loans (including fees)	$14,864	$12,200
Deposits with other banks	85	19
Securities (including FHLB stock)	3,353	3,403
Federal funds sold	1	-
Total Interest Income	18,303	15,622

Interest Expense:
Demand deposits	1,976	1,082
Savings deposits	82	36
Time deposits	2,085	1,444
Borrowings	405	366
Total Interest Expense	4,548	2,928

Net Interest Income	13,755	12,694
Less: Provision for loan losses	605	711
Net Interest Income after Provision for Loan Losses	13,150	11,983

Noninterest Income:
Service charges, commissions and fees	717	562
ATM and debit card fees	501	474
Net gains on securities	10	530
Net gain on sale of loans	2	5
Other	348	385
Total Noninterest Income	1,578	1,956

Noninterest Expense:
Salaries and employee benefits	5,582	4,826
Occupancy and equipment expense	1,341	1,031
Other	3,284	3,137
Total Noninterest Expense	10,207	8,994

Income Before Income Taxes	4,521	4,945
Less: Provision for income taxes	920	1,694
Net Income	$3,601	$3,251

Per Common Share:[1]
Earnings	$0.41	$0.39
Cash dividends paid	$0.16	$0.15

Weighted Average Common Shares Outstanding	8,807,175	8,369,424

See Notes to Consolidated Financial Statements
1 All share amounts have been restated to reflect the ten percent stock dividend paid December 14, 2017 to shareholders of record as of December 8, 2017.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
(in thousands)	2018	2017
Net Income	$3,601	$3,251
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(7,803)	1,320
Reclassification adjustments for gains included in net income	(10)	(530)
Change in unrealized gains (losses) on securities	(7,813)	790
Tax impact	1,641	(268)
Other comprehensive income (loss)	(6,172)	522
Comprehensive Income (Loss)	$(2,571)	$3,773

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

	Common Stock $1 Par	Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
(in thousands, except per share data)
Balance December 31, 2016(1)	$8,369	$81,000	$38,979	$(3,999)	$124,349
Net income	-	-	3,251	-	3,251
Other comprehensive income	-	-	-	522	522
Cash dividends on common stock ($0.15 per share)(1)	-	-	(1,217)	-	(1,217)
Balance March 31, 2017 (unaudited)	$8,369	$81,000	$41,013	$(3,477)	$126,905

Balance December 31, 2017	$8,807	$92,268	$44,464	$(1,556)	$143,983
Net income	-	-	3,601	-	3,601
Other comprehensive income	-	-	-	(6,172)	(6,172)
Cash dividends on common stock ($0.16 per share)	-	-	(1,409)	-	(1,409)
Balance March 31, 2018 (unaudited)	$8,807	$92,268	$46,656	$(7,728)	$140,003

See Notes to Consolidated Financial Statements
(1) All share and per share amounts reflect the ten percent stock dividend paid December 14, 2017 to shareholders of record as of December 8, 2017.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(in thousands)	2018	2017
Cash Flows From Operating Activities
Net income	$3,601	$3,251
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	605	711
Depreciation and amortization	684	554
Amortization/Accretion of investments	375	447
Gain on sale/call of securities	(10)	(530)
Gain on sale of assets	(19)	(5)
Repossessed asset write downs, gains and losses on dispositions	(97)	45
FHLB stock dividends	(8)	(3)
Net increase in loans held for sale	(529)	-
Change in other assets and liabilities, net	3,189	(1,783)
Net Cash Provided By Operating Activities	7,791	2,687

Cash Flows From Investing Activities
Proceeds from maturities and calls of HTM securities	2,854	2,880
Proceeds from maturities, calls and sales of AFS securities	160,894	222,511
Funds Invested in AFS securities	(171,964)	(250,022)
Net decrease (increase) in loans	11,637	(45,696)
Purchase of premises and equipment	(584)	(2,063)
Proceeds from sales of premises and equipment	37	-
Proceeds from sales of other real estate owned	271	90
Net Cash Provided By (Used In) Investing Activities	3,145	(72,300)

Cash Flows From Financing Activities
Net increase in deposits	944	76,087
Net decrease in federal funds purchased and short-term borrowings	(15,500)	(4,500)
Repayment of long-term borrowings	(735)	(775)
Dividends paid	(1,409)	(1,217)
Net Cash (Used In) Provided By Financing Activities	(16,700)	69,595

Net Decrease In Cash and Cash Equivalents	(5,764)	(18)
Cash and Cash Equivalents at the Beginning of the Period	38,028	18,111
Cash and Cash Equivalents at the End of the Period	$32,264	$18,093

Noncash Activities:
Loans transferred to foreclosed assets	$164	$-

Cash Paid During The Period:
Interest on deposits and borrowed funds	$4,187	$2,897
Income taxes	$-	$4,200

See Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements and the footnotes of First Guaranty Bancshares, Inc. ("First Guaranty") thereto should be read in conjunction with the audited consolidated financial statements and note disclosures for First Guaranty previously filed with the Securities and Exchange Commission in First Guaranty's Annual Report on Form 10-K for the year ended December 31, 2017.

The consolidated financial statements include the accounts of First Guaranty Bancshares, Inc. and its wholly owned subsidiary First Guaranty Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations at March 31, 2018 and for the three month periods ended March 31, 2018 and 2017 are not necessarily indicative of the results expected for the full year or any other interim period. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and the valuation of investment securities.

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments- Credit Losses: Measurement of Credit Losses on Financial Instruments". This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. The ASU amendments require the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU requires assets held at cost basis to reflect the company's current estimate of all expected credit losses. For available for sale debt securities, credit losses should be presented as an allowance rather than as a write-down. In addition, this ASU amends the accounting for purchased financial assets with credit deterioration. This ASU is effective for annual and interim periods beginning after December 15, 2019. First Guaranty is currently evaluating the impact of this accounting standard and is implementing a new software application to assist in determining the impact on the Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment". This ASU amends the guidance on impairment testing. The ASU eliminates Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The ASU also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This ASU is effective for annual and interim periods beginning after December 15, 2019. First Guaranty is currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements.

In March 2017, the FASB issued ASU 2017-08, "Receivables- Nonrefundable Fees and Other Costs, Premium Amortization on Purchased Callable Debt Securities". This ASU shortens the amortization period for certain callable debt securities held at a premium. Specifically, this ASU requires the premium to be amortized to the earliest call date. This ASU does not require an accounting change for securities held at a discount, the discount continues to be amortized to maturity. This ASU is effective for annual and interim periods beginning after December 15, 2018. First Guaranty is currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements.

In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". This ASU provides an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. This ASU requires disclosure of a description of the accounting policy for releasing income tax effects from AOCI; whether election is made to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act; and information about the other income tax effects that are reclassified. This ASU is effective for annual and interim periods beginning after December 15, 2018. First Guaranty is currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements.

Note 3. Merger Transaction

Effective at the close of business on June 16, 2017, First Guaranty completed its acquisition of 100% of the outstanding shares of Premier Bancshares, Inc., a Texas corporation ("Premier"), a single bank holding company headquartered in McKinney, Texas and its wholly owned subsidiary, Synergy Bank. This acquisition allowed First Guaranty to expand its presence into the North Central Texas market area. Under terms of an agreement and plan of merger dated January 30, 2017, First Guaranty issued 0.119 of a share of its common stock for each share of Premier for a total of 397,988 shares at a price of $25.86 (unadjusted for the 10% stock dividend in December 2017) and paid $10.3 million in cash for an acquisition value of approximately $21.0 million. Based on the initial preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, the purchase price resulted in approximately $1.5 million in goodwill and $2.7 million in core deposit intangible, none of which is deductible for tax purposes.

The valuations of loans, premises and equipment and core deposit intangible and other assets acquired and liabilities assumed are still preliminary and subject to change. United States generally accepted accounting principles ("U.S. GAAP") provides up to twelve months following the date of acquisition in which management can finalize the fair values of acquired assets and assumed liabilities. Material events that occur during the measurement period will be analyzed to determine if the new information reflected facts and circumstances that existed on the acquisition date. The measurement period ends as soon as First Guaranty receives the information it was seeking about facts and circumstances that existed as of the acquisition date or learns more information is unobtainable. The measurement period is limited to one year from the acquisition date. Once management has finalized the fair values of acquired assets and assumed liabilities within this twelve month period, management considers such values to be the "Day One Fair Values." No adjustments were made in the first quarter of 2018 to the fair value estimates. Based on management's preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, the purchase price for the Premier acquisition is allocated in the table below.

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
The following pro forma information for the three months ended March 31, 2017 reflects First Guaranty's estimated consolidated results of operations as if the acquisition of Premier occurred at January 1, 2016, unadjusted for potential cost savings.

(in thousands, except share data)	2017

Net Interest Income	$14,021
Noninterest Income	2,211
Noninterest Expense	10,534
Net Income	3,234

Earnings per common share	$0.37

Note 4. Securities

A summary comparison of securities by type at March 31, 2018 and December 31, 2017 is shown below.

	March 31, 2018				December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S Treasuries	$15,296	$1	$(1)	$15,296	$19,490	$-	$(4)	$19,486
U.S. Government Agencies	200,055	-	(7,492)	192,563	200,052	-	(4,069)	195,983
Corporate debt securities	88,515	313	(2,467)	86,361	91,770	661	(946)	91,485
Mutual funds or other equity securities	500	-	(14)	486	500	-	(7)	493
Municipal bonds	36,952	1,195	(328)	37,819	37,210	2,434	(75)	39,569
Collateralized mortgage obligations	1,124	-	(17)	1,107	1,191	-	(6)	1,185
Mortgage-backed securities	52,311	17	(989)	51,339	33,680	-	(346)	33,334
Total available-for-sale securities	$394,753	$1,526	$(11,308)	$384,971	$383,893	$3,095	$(5,453)	$381,535

Held-to-maturity:
U.S. Government Agencies	$28,170	$-	$(1,161)	$27,009	$28,169	$-	$(670)	$27,499
Municipal bonds	5,279	-	(139)	5,140	5,322	15	(12)	5,325
Mortgage-backed securities	83,662	-	(2,463)	81,199	86,630	6	(903)	85,733
Total held-to-maturity securities	$117,111	$-	$(3,763)	$113,348	$120,121	$21	$(1,585)	$118,557

The scheduled maturities of securities at March 31, 2018, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to call or prepayments. Mortgage-backed securities are not due at a single maturity because of amortization and potential prepayment of the underlying mortgages. For this reason they are presented separately in the maturity table below.

	March 31, 2018
(in thousands)	Amortized Cost	Fair Value
Available For Sale:
Due in one year or less	$35,818	$35,726
Due after one year through five years	67,109	65,996
Due after five years through 10 years	216,046	208,773
Over 10 years	22,345	22,030
Subtotal	341,318	332,525
Collateralized mortgage obligations	1,124	1,107
Mortgage-backed securities	52,311	51,339
Total available-for-sale securities	$394,753	$384,971

Held to Maturity:
Due in one year or less	$-	$-
Due after one year through five years	5,249	5,146
Due after five years through 10 years	18,336	17,402
Over 10 years	9,864	9,601
Subtotal	33,449	32,149
Mortgage-backed securities	83,662	81,199
Total held to maturity securities	$117,111	$113,348

At March 31, 2018, $416.9 million of First Guaranty's securities were pledged to secure public fund deposits and borrowings. The pledged securities had a market value of $413.2 million as of March 31, 2018.

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at March 31, 2018.

				At March 31, 2018
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	1	$4,997	$(1)	-	$-	$-	1	$4,997	$(1)
U.S. Government agencies	30	61,948	(1,563)	36	130,615	(5,929)	66	192,563	(7,492)
Corporate debt securities	135	44,199	(1,182)	70	22,207	(1,285)	205	66,406	(2,467)
Mutual funds or other equity securities	1	486	(14)	-	-	-	1	486	(14)
Municipal bonds	24	10,956	(264)	1	1,051	(64)	25	12,007	(328)
Collateralized mortgage obligations	5	1,107	(17)	-	-	-	5	1,107	(17)
Mortgage-backed securities	36	27,079	(358)	11	17,286	(631)	47	44,365	(989)
Total available-for-sale	232	$150,772	$(3,399)	118	$171,159	$(7,909)	350	$321,931	$(11,308)

Held to maturity:
U.S. Government agencies	4	9,728	(272)	10	17,281	(889)	14	27,009	(1,161)
Municipal bonds	9	5,140	(139)	-	-	-	9	5,140	(139)
Mortgage-backed securities	39	55,840	(1,569)	17	25,359	(894)	56	81,199	(2,463)
Total held to maturity	52	$70,708	$(1,980)	27	$42,640	$(1,783)	79	$113,348	$(3,763)

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at December 31, 2017.

				At December 31, 2017
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	6	$19,486	$(4)	-	$-	$-	6	$19,486	$(4)
U.S. Government agencies	30	62,991	(519)	36	132,992	(3,550)	66	195,983	(4,069)
Corporate debt securities	56	19,050	(240)	70	22,818	(706)	126	41,868	(946)
Mutual funds or other equity securities	1	493	(7)	-	-	-	1	493	(7)
Municipal bonds	9	4,431	(36)	1	1,079	(39)	10	5,510	(75)
Collateralized mortgage obligations	4	936	(6)	-	-	-	4	936	(6)
Mortgage-backed securities	26	14,737	(73)	11	18,313	(273)	37	33,050	(346)
Total available for sale	132	$122,124	$(885)	118	$175,202	$(4,568)	250	$297,326	$(5,453)

Held to maturity:
U.S. Government agencies	4	$9,925	$(75)	10	$17,574	$(595)	14	$27,499	$(670)
Municipal bonds	6	3,191	(12)	-	-	-	6	3,191	(12)
Mortgage-backed securities	35	54,186	(515)	17	26,852	(388)	52	81,038	(903)
Total held to maturity	45	$67,302	$(602)	27	$44,426	$(983)	72	$111,728	$(1,585)

As of March 31, 2018, 429 of First Guaranty's debt securities had unrealized losses totaling 3.3% of the individual securities' amortized cost basis and 2.9% of First Guaranty's total amortized cost basis of the investment securities portfolio. 145 of the 429 securities had been in a continuous loss position for over 12 months at such date. The 145 securities had an aggregate amortized cost basis of $223.5 million and an unrealized loss of $9.7 million at March 31, 2018. Management has the intent and ability to hold these debt securities until maturity or until anticipated recovery.

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

Corporate debt securities in a loss position consist primarily of corporate bonds issued by businesses in the financial, insurance, utility, manufacturing, industrial, consumer products and oil and gas industries. Two securities with an other-than-temporary impairment loss were held at March 31, 2018. First Guaranty believes that the remaining issuers will be able to fulfill the obligations of these securities based on evaluations described above. First Guaranty has the ability and intent to hold these securities until they recover, which could be at their maturity dates.

There were no other-than-temporary impairment losses recognized on securities during the three months ended March 31, 2018 and 2017.

The following table presents a roll-forward of the amount of credit losses on debt securities held by First Guaranty for which a portion of OTTI was recognized in other comprehensive income for the three months ended March 31, 2018 and 2017:

(in thousands)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Beginning balance of credit losses at end of prior year	$60	$60
Other-than-temporary impairment credit losses on securities not previously OTTI	-	-
Increases for additional credit losses on securities previously determined to be OTTI	-	-
Reduction for increases in cash flows	-	-
Reduction due to credit impaired securities sold or fully settled	-	-
Ending balance of cumulative credit losses recognized in earnings at end of period	$60	$60

In the first three months of 2018 there were no other-than-temporary impairment credit losses on securities for which we had previously recognized OTTI. For securities that have indications of credit related impairment, management analyzes future expected cash flows to determine if any credit related impairment is evident. Estimated cash flows are determined using management's best estimate of future cash flows based on specific assumptions. The assumptions used to determine the cash flows were based on estimates of loss severity and credit default probabilities. Management reviews reports from credit rating agencies and public filings of issuers.

At March 31, 2018, First Guaranty's exposure to bond issuers that exceeded 10% of shareholders' equity is below:

	At March 31, 2018
(in thousands)	Amortized Cost	Fair Value
U.S. Treasuries	$15,296	$15,296
Federal Home Loan Bank (FHLB)	50,396	48,473
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	63,363	62,020
Federal National Mortgage Association (Fannie Mae-FNMA)	113,514	109,654
Federal Farm Credit Bank (FFCB)	136,925	131,963
Total	$379,494	$367,406

Note 5. Loans

The following table summarizes the components of First Guaranty's loan portfolio as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$95,524	8.4%	$112,603	9.8%
Farmland	24,668	2.2%	25,691	2.2%
1- 4 Family	158,937	13.9%	158,733	13.8%
Multifamily	43,406	3.8%	16,840	1.4%
Non-farm non-residential	529,478	46.5%	530,293	46.1%
Total Real Estate	852,013	74.8%	844,160	73.3%
Non-Real Estate:
Agricultural	18,957	1.7%	21,514	1.9%
Commercial and industrial	213,613	18.7%	230,638	20.0%
Consumer and other	55,007	4.8%	55,185	4.8%
Total Non-Real Estate	287,577	25.2%	307,337	26.7%
Total loans before unearned income	1,139,590	100.0%	1,151,497	100.0%
Unearned income	(2,419)		(2,483)
Total loans net of unearned income	$1,137,171		$1,149,014

The following table summarizes fixed and floating rate loans by contractual maturity, excluding nonaccrual loans, as of March 31, 2018 and December 31, 2017 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	March 31, 2018			December 31, 2017
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$100,339	$91,386	$191,725	$89,383	$75,361	$164,744
More than one to five years	374,968	221,610	596,578	390,333	251,135	641,468
More than five to 15 years	130,571	71,811	202,382	124,215	70,273	194,488
Over 15 years	71,456	66,913	138,369	70,366	67,881	138,247
Subtotal	$677,334	$451,720	1,129,054	$674,297	$464,650	1,138,947
Nonaccrual loans			10,536			12,550
Total loans before unearned income			1,139,590			1,151,497
Unearned income			(2,419)			(2,483)
Total loans net of unearned income			$1,137,171			$1,149,014

As of March 31, 2018, $54.9 million of floating rate loans were at their interest rate floor. At December 31, 2017, $95.4 million of floating rate loans were at the interest rate floor. Nonaccrual loans have been excluded from these totals.

The following tables present the age analysis of past due loans at March 31, 2018 and December 31, 2017:

	As of March 31, 2018
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$328	$360	$688	$94,836	$95,524	$-
Farmland	420	235	655	24,013	24,668	-
1 - 4 family	2,906	1,480	4,386	154,551	158,937	-
Multifamily	-	-	-	43,406	43,406	-
Non-farm non-residential	6,680	4,201	10,881	518,597	529,478	316
Total Real Estate	10,334	6,276	16,610	835,403	852,013	316
Non-Real Estate:
Agricultural	383	2,047	2,430	16,527	18,957	75
Commercial and industrial	973	2,428	3,401	210,212	213,613	30
Consumer and other	252	206	458	54,549	55,007	-
Total Non-Real Estate	1,608	4,681	6,289	281,288	287,577	105
Total loans before unearned income	$11,942	$10,957	$22,899	$1,116,691	$1,139,590	$421
Unearned income					(2,419)
Total loans net of unearned income					$1,137,171

	As of December 31, 2017
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$95	$371	$466	$112,137	$112,603	$-
Farmland	175	65	240	25,451	25,691	-
1 - 4 family	1,481	1,953	3,434	155,299	158,733	-
Multifamily	-	-	-	16,840	16,840	-
Non-farm non-residential	1,006	3,758	4,764	525,529	530,293	-
Total Real Estate	2,757	6,147	8,904	835,256	844,160	-
Non-Real Estate:
Agricultural	239	1,537	1,776	19,738	21,514	41
Commercial and industrial	630	5,624	6,254	224,384	230,638	798
Consumer and other	463	81	544	54,641	55,185	-
Total Non-Real Estate	1,332	7,242	8,574	298,763	307,337	839
Total loans before unearned income	$4,089	$13,389	$17,478	$1,134,019	$1,151,497	$839
Unearned income					(2,483)
Total loans net of unearned income					$1,149,014

The tables above include $10.5 million and $12.6 million of nonaccrual loans at March 31, 2018 and December 31, 2017, respectively. See the tables below for more detail on nonaccrual loans.

The following is a summary of nonaccrual loans by class at the dates indicated:

(in thousands)	As of March 31, 2018	As of December 31, 2017
Real Estate:
Construction & land development	$360	$371
Farmland	235	65
1 - 4 family	1,480	1,953
Multifamily	-	-
Non-farm non-residential	3,885	3,758
Total Real Estate	5,960	6,147
Non-Real Estate:
Agricultural	1,972	1,496
Commercial and industrial	2,398	4,826
Consumer and other	206	81
Total Non-Real Estate	4,576	6,403
Total Nonaccrual Loans	$10,536	$12,550

The following table identifies the credit exposure of the loan portfolio, including loans acquired with deteriorated credit quality, by specific credit ratings as of the dates indicated:

	As of March 31, 2018					As of December 31, 2017
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Construction & land development	$91,189	$122	$4,213	$-	$95,524	$108,200	$125	$4,278	$-	$112,603
Farmland	23,838	569	261	-	24,668	25,030	569	92	-	25,691
1 - 4 family	148,464	2,213	8,260	-	158,937	149,426	1,856	7,451	-	158,733
Multifamily	35,931	660	6,815	-	43,406	9,366	639	6,835	-	16,840
Non-farm non-residential	506,128	5,290	18,060	-	529,478	510,494	2,490	17,309	-	530,293
Total Real Estate	805,550	8,854	37,609	-	852,013	802,516	5,679	35,965	-	844,160
Non-Real Estate:
Agricultural	15,714	631	2,612	-	18,957	19,050	995	1,469	-	21,514
Commercial and industrial	187,498	18,849	5,248	2,018	213,613	201,722	19,187	5,169	4,560	230,638
Consumer and other	48,691	137	6,179	-	55,007	48,225	68	6,892	-	55,185
Total Non-Real Estate	251,903	19,617	14,039	2,018	287,577	268,997	20,250	13,530	4,560	307,337
Total loans before unearned income	$1,057,453	$28,471	$51,648	$2,018	$1,139,590	$1,071,513	$25,929	$49,495	$4,560	$1,151,497
Unearned income					(2,419)					(2,483)
Total loans net of unearned income					$1,137,171					$1,149,014

Purchased Impaired Loans

As part of the acquisition of Premier on June 16, 2017, First Guaranty purchased credit impaired loans for which there was, at acquisition, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows at March 31, 2018.

(in thousands)	As of March 31, 2018	As of December 31, 2017
Real Estate:
Construction & land development	$1,127	$1,135
Farmland	7	8
1 - 4 family	48	50
Multifamily	-	-
Non-farm non-residential	2,131	2,148
Total Real Estate	3,313	3,341
Non-Real Estate:
Agricultural	-	-
Commercial and industrial	896	1,017
Consumer and other	-	-
Total Non-Real Estate	896	1,017
Total	$4,209	$4,358

For those purchased loans disclosed above, there was no allowance for loan losses at March 31, 2018 or December 31, 2017.

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

The accretable yield, or income expected to be collected, on the purchased loans above is as follows for the three months ended March 31, 2018.

(in thousands)	Three Months Ended March 31, 2018
Balance, beginning of period	$1,031
Acquisition accretable yield	-
Accretion	(65)
Net transfers from nonaccretable difference to accretable yield	-
Balance, end of period	$966

Note 6. Allowance for Loan Losses

A summary of changes in the allowance for loan losses, by portfolio type, for the three months ended March 31, 2018 and 2017 are as follows:

	For the Three Months Ended March 31,
	2018					2017
(in thousands)	Beginning Allowance (12/31/2017)	Charge-offs	Recoveries	Provision	Ending Allowance (3/31/2018)	Beginning Allowance (12/31/2016)	Charge-offs	Recoveries	Provision	Ending Allowance (3/31/2017)
Real Estate:
Construction & land development	$628	$-	$1	$(60)	$569	$1,232	$-	$1	$(92)	$1,141
Farmland	5	-	-	21	26	19	-	-	(13)	6
1 - 4 family	1,078	(97)	80	(157)	904	1,204	-	14	(154)	1,064
Multifamily	994	-	10	510	1,514	591	-	10	8	609
Non-farm non-residential	2,811	-	3	722	3,536	3,451	-	2	367	3,820
Total real estate	5,516	(97)	94	1,036	6,549	6,497	-	27	116	6,640
Non-Real Estate:
Agricultural	187	-	11	94	292	74	(33)	8	13	62
Commercial and industrial	2,377	-	10	(453)	1,934	3,543	(45)	5	625	4,128
Consumer and other	1,125	(98)	38	(58)	1,007	972	(206)	66	(15)	817
Unallocated	20	-	-	(14)	6	28	-	-	(28)	-
Total Non-Real Estate	3,709	(98)	59	(431)	3,239	4,617	(284)	79	595	5,007
Total	$9,225	$(195)	$153	$605	$9,788	$11,114	$(284)	$106	$711	$11,647

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio. The result is an allocation of the loan loss reserve from one category to another.

A summary of the allowance and loans, including loans acquired with deteriorated credit quality, individually and collectively evaluated for impairment are as follows:

	As of March 31, 2018
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$-	$569	$569	$-	$95,524	$95,524
Farmland	-	26	26	-	24,668	24,668
1 - 4 family	-	904	904	631	158,306	158,937
Multifamily	-	1,514	1,514	-	43,406	43,406
Non-farm non-residential	1,360	2,176	3,536	8,937	520,541	529,478
Total Real Estate	1,360	5,189	6,549	9,568	842,445	852,013
Non-Real Estate:
Agricultural	148	144	292	1,663	17,294	18,957
Commercial and industrial	104	1,830	1,934	3,161	210,452	213,613
Consumer and other	-	1,007	1,007	-	55,007	55,007
Unallocated	-	6	6	-	-	-
Total Non-Real Estate	252	2,987	3,239	4,824	282,753	287,577
Total	$1,612	$8,176	$9,788	$14,392	$1,125,198	$1,139,590
Unearned Income						(2,419)
Total loans net of unearned income						$1,137,171

	As of December 31, 2017
(in thousands)	Allowance Individually Evaluated For Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated For Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$-	$628	$628	$-	$112,603	$112,603
Farmland	-	5	5	-	25,691	25,691
1 - 4 family	-	1,078	1,078	-	158,733	158,733
Multifamily	-	994	994	-	16,840	16,840
Non-farm non-residential	236	2,575	2,811	8,990	521,303	530,293
Total Real Estate	236	5,280	5,516	8,990	835,170	844,160
Non-Real Estate:
Agricultural	66	121	187	861	20,653	21,514
Commercial and industrial	565	1,812	2,377	5,731	224,907	230,638
Consumer and other	-	1,125	1,125	-	55,185	55,185
Unallocated	-	20	20	-	-	-
Total Non-Real Estate	631	3,078	3,709	6,592	300,745	307,337
Total	$867	$8,358	$9,225	$15,582	$1,135,915	$1,151,497
Unearned Income						(2,483)
Total loans net of unearned income						$1,149,014

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

The following is a summary of impaired loans, excluding loans acquired with deteriorated credit quality, by class as of the date indicated:

	As of March 31, 2018
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$-	$-	$-	$-	$-	$-
Farmland	-	-	-	-	-	-
1 - 4 family	631	631	-	610	13	-
Multifamily	-	-	-	-	-	-
Non-farm non-residential	2,679	2,679	-	2,679	28	26
Total Real Estate	3,310	3,310	-	3,289	41	26
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	2,018	5,350	-	3,713	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	2,018	5,350	-	3,713	-	-
Total Impaired Loans with no related allowance	5,328	8,660	-	7,002	41	26

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	-	-	-	-	-	-
Farmland	-	-	-	-	-	-
1 - 4 family	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-
Non-farm non-residential	6,258	6,610	1,360	6,265	34	35
Total Real Estate	6,258	6,610	1,360	6,265	34	35
Non-Real Estate:
Agricultural	1,663	1,722	148	1,664	7	-
Commercial and industrial	1,143	1,143	104	1,152	20	16
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	2,806	2,865	252	2,816	27	16
Total Impaired Loans with an allowance recorded	9,064	9,475	1,612	9,081	61	51

Total Impaired Loans	$14,392	$18,135	$1,612	$16,083	$102	$77

The following is a summary of impaired loans by class as of the date indicated:

	As of December 31, 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$-	$-	$-	$-	$-	$-
Farmland	-	-	-	-	-	-
1 - 4 family	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-
Non-farm non-residential	5,771	5,771	-	5,933	248	279
Total Real Estate	5,771	5,771	-	5,933	248	279
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-
Total Impaired Loans with no related allowance	5,771	5,771	-	5,933	248	279

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	-	-	-	-	-	-
Farmland	-	-	-	-	-	-
1 - 4 family	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-
Non-farm non-residential	3,219	3,570	236	3,555	183	127
Total Real Estate	3,219	3,570	236	3,555	183	127
Non-Real Estate:
Agricultural	861	920	66	1,117	70	17
Commercial and industrial	5,731	9,062	565	8,121	65	84
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	6,592	9,982	631	9,238	135	101
Total Impaired Loans with an allowance recorded	9,811	13,552	867	12,793	318	228

Total Impaired Loans	$15,582	$19,323	$867	$18,726	$566	$507

Troubled Debt Restructurings

A troubled debt restructuring ("TDR") is considered such if the lender for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. The modifications to First Guaranty's TDRs were concessions on either the interest rate charged or the amortization. The effect of the modifications to First Guaranty was a reduction in interest income. These loans have an allocated reserve in First Guaranty's allowance for loan losses. First Guaranty has not restructured any loans that are considered TDRs in the three months ended March 31, 2018.

The following table identifies the TDRs as of March 31, 2018 and December 31, 2017:

	March 31, 2018				December 31, 2017
	Accruing Loans				Accruing Loans
(in thousands)	Current	30-89 Days Past Due	Nonaccrual	Total TDRs	Current	30-89 Days Past Due	Nonaccrual	Total TDRs
Real Estate:
Construction & land development	$-	$-	$325	$325	$-	$-	$334	$334
Farmland	-	-	-	-	-	-	-	-
1-4 Family	-	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-	-
Non-farm non residential	2,138	-	-	2,138	2,138	-	-	2,138
Total Real Estate	2,138	-	325	2,463	2,138	-	334	2,472
Non-Real Estate:
Agricultural	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-	-	-
Total	$2,138	$-	$325	$2,463	$2,138	$-	$334	$2,472

The following table discloses TDR activity for the three months ended March 31, 2018.

	Troubled Debt Restructured Loans Activity Three Months Ended March 31, 2018
(in thousands)	Beginning balance December 31, 2017	New TDRs	Charge-offs post-modification	Transferred to ORE	Paydowns	Construction to permanent financing	Restructured to market terms	Other adjustments	Ending balance March 31, 2018
Real Estate:
Construction & land development	$334	$-	$-	$-	$(9)	$-	$-	$-	$325
Farmland	-	-	-	-	-	-	-	-	-
1 - 4 family	-	-	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-	-	-
Non-farm non-residential	2,138	-	-	-	-	-	-	-	2,138
Total Real Estate	2,472	-	-	-	(9)	-	-	-	2,463
Non-Real Estate:
Agricultural	-	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-	-	-	-
Total	$2,472	$-	$-	$-	$(9)	$-	$-	-	$2,463

There were no commitments to lend additional funds to debtors whose terms have been modified in a TDR at March 31, 2018.

Note 7. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to impairment testing. Other intangible assets continue to be amortized over their useful lives. First Guaranty's goodwill is the difference in purchase price over the fair value of net assets acquired from its acquisition of Homestead Bancorp in 2007 and Premier in 2017. Goodwill totaled $3.5 million at March 31, 2018 and December 31, 2017. No impairment charges have been recognized on First Guaranty's intangible assets. Loan servicing assets decreased $0.1 million to $1.1 million at March 31, 2018 compared to December 31, 2017. Other intangible assets recorded include core deposit intangibles, which are subject to amortization. The weighted-average amortization period remaining for First Guaranty's core deposit intangibles is 9.7 years at March 31, 2018. The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions. The goodwill and other intangibles arising from the Premier acquisition are estimates and are subject to change.

Note 8. Other Real Estate (ORE)

Other real estate owned consists of the following at the dates indicated:

(in thousands)	March 31, 2018	December 31, 2017
Real Estate Owned Acquired by Foreclosure:
Residential	$164	$23
Construction & land development	250	304
Non-farm non-residential	857	954
Total Other Real Estate Owned and Foreclosed Property	$1,271	$1,281

Loans secured by one-to-four family residential properties in the process of foreclosure totaled $0.2 million as of March 31, 2018.

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

Below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at March 31, 2018 and December 31, 2017:

Contract Amount

(in thousands)	March 31, 2018	December 31, 2017
Commitments to Extend Credit	$65,638	$78,125
Unfunded Commitments under lines of credit	$126,401	$101,344
Commercial and Standby letters of credit	$8,801	$7,886

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

While the final outcome of legal proceedings is inherently uncertain, based on information currently available as of March 31, 2018, any incremental liability arising from First Guaranty's legal proceedings will not have a material adverse effect on First Guaranty's financial position or results of operations.

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified within Level 3 in First Guaranty's portfolio as of March 31, 2018 include municipal bonds.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	March 31, 2018	December 31, 2017
Available for Sale Securities Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$15,781	$19,980
Level 2: Significant Other Observable Inputs	362,507	355,022
Level 3: Significant Unobservable Inputs	6,683	6,533
Securities available for sale measured at fair value	$384,971	$381,535

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

The change in Level 1 securities available for sale from December 31, 2017 to March 31, 2018 was due principally to a net decrease in Treasury bills of $4.2 million. The change in Level 2 securities available for sale from December 31, 2017 to March 31, 2018 was due principally to the purchase of mortgage-backed securities.

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of March 31, 2018 and December 31, 2017, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At March 31, 2018	At December 31, 2017
Impaired Loans - Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$-	$-
Level 2: Significant Other Observable Inputs	-	-
Level 3: Significant Unobservable Inputs	9,470	12,003
Impaired loans measured at fair value	$9,470	$12,003

Other Real Estate Owned - Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$-	$-
Level 2: Significant Other Observable Inputs	1,239	1,249
Level 3: Significant Unobservable Inputs	32	32
Other real estate owned measured at fair value	$1,271	$1,281

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

Other Unrecognized Financial Instruments.

The fair value of commitments to extend credit is estimated using the fees charged to enter into similar legally binding agreements, taking into account the remaining terms of the agreements and customers' credit ratings. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. Noninterest-bearing deposits are held at cost. The fair values of letters of credit are based on fees charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2018 and December 31, 2017 the fair value of guarantees under commercial and standby letters of credit was not material.

The estimated fair values and carrying values of the financial instruments at March 31, 2018 and December 31, 2017 are presented in the following table:

	March 31, 2018		December 31, 2017
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Cash and cash equivalents	$32,264	$32,264	$38,028	$38,028
Securities, available for sale	384,971	384,971	381,535	381,535
Securities, held to maturity	117,111	113,348	120,121	118,557
Federal Home Loan Bank stock	2,359	2,359	2,351	2,351
Loans held for sale	1,837	2,021	1,308	1,439
Loans, net	1,127,383	1,115,592	1,139,789	1,133,868
Accrued interest receivable	8,098	8,098	7,982	7,982

Liabilities
Deposits	$1,550,230	$1,546,546	$1,549,286	$1,549,449
Borrowings	22,040	22,058	38,274	38,294
Junior subordinated debentures	14,673	14,525	14,664	14,324
Accrued interest payable	2,849	2,849	2,488	2,488

There is no material difference between the contract amount and the estimated fair value of off-balance sheet items that are primarily comprised of short-term unfunded loan commitments that are generally at market prices.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of First Guaranty's financial condition and results of operations is intended to highlight the significant factors affecting First Guaranty's financial condition and results of operations presented in the consolidated financial statements included in this Quarterly Report on Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data at March 31, 2018 and for the three months ended March 31, 2018 and 2017 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly First Guaranty's financial position and results of operations for such periods.

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

First Quarter Ended 2018 Financial Overview

First Guaranty Bancshares, Inc. is a Louisiana-chartered bank holding company headquartered in Hammond, Louisiana. First Guaranty Bank, the wholly-owned subsidiary of First Guaranty Bancshares, Inc., is a Louisiana-chartered commercial bank that provides personalized commercial banking services primarily to Louisiana and Texas customers through 27 banking facilities primary located throughout Southeast, Southwest and North Louisiana and in North Central Texas. We emphasize personal relationships and localized decision making to ensure that products and services are matched to customer needs. First Guaranty competes for business principally on the basis of personal service to customers, customer access to officers and directors and competitive interest rates and fees.

Financial highlights for the first quarter ended March 31, 2018 are as follows:

●
Total assets were $1.7 billion at March 31, 2018 and $1.8 billion at December 31, 2017. Total deposits were $1.6 billion at March 31, 2018 and $1.5 billion at December 31, 2017. Total loans were $1.1 billion at March 31, 2018, a decrease of $11.8 million, or 1.0%, compared with December 31, 2017. Shareholders' equity was $140.0 million and $144.0 million at March 31, 2018 and December 31, 2017, respectively.

●	Net income for the first quarter of 2018 and 2017 was $3.6 million and $3.3 million, respectively.

●
Earnings per common share were $0.41 and $0.39 for the first quarter of 2018 and 2017, respectively. Total weighted average shares outstanding were 8,807,175 at March 31, 2018 compared to 8,369,424 at March 31, 2017. The change in shares was due to First Guaranty's acquisition of Premier in June 2017.

●	Net interest income for the first quarter of 2018 was $13.8 million compared to $12.7 million for the same period in 2017.

●	The provision for loan losses for the first quarter of 2018 was $0.6 million compared to $0.7 million for the same period in 2017.

●
The net interest margin for the three months ended March 31, 2018 was 3.32% which was a decrease of three basis points from the net interest margin of 3.35% for the same period in 2017. First Guaranty attributed the decrease in the net interest margin to a rise in interest expense associated with deposits. Loans as a percentage of average interest earning assets increased to 68% at March 31, 2018 compared to 64% at March 31, 2017.

●
Investment securities totaled $502.1 million at March 31, 2018, an increase of $0.4 million when compared to $501.7 million at December 31, 2017. At March 31, 2018, available for sale securities, at fair value, totaled $385.0 million, an increase of $3.4 million when compared to $381.5 million at December 31, 2017. At March 31, 2018, held to maturity securities, at amortized cost, totaled $117.1 million, a decrease of $3.0 million when compared to $120.1 million at December 31, 2017.

●
Total loans net of unearned income was $1.1 billion at March 31, 2018, a decrease of $11.8 million when compared to  December 31, 2017. Total loans net of unearned income are reduced by the allowance for loan losses which totaled $9.8 million at March 31, 2018 and $9.2 million at December 31, 2017, respectively.

●	Total impaired loans decreased $1.2 million to $14.4 million at March 31, 2018 compared to $15.6 million at December 31, 2017.

●
Nonaccrual loans decreased $2.0 million to $10.5 million at March 31, 2018 compared to $12.6 million at December 31, 2017. The reduction in nonaccrual loans included a $2.5 million paydown on a commercial and industrial loan. Subsequent to March 31, 2018, First Guaranty received a $3.6 million negotiated payment in settlement of that commercial and industrial nonaccrual loan on May 9, 2018. The payment will result in a recovery of $1.6 million in the second quarter of 2018. See the subsequent events section for further discussion.

●
The allowance for loan losses was 0.86% of loans at March 31, 2018 compared to 0.80% at December 31, 2017. The allowance for loan losses as a percentage of total loans was 0.95% prior to the inclusion of the acquired loans from Premier.

●
Return on average assets for the three months ended March 31, 2018 and 2017 was 0.84%, respectively. Return on average common equity for the three months ended March 31, 2018 and 2017 was 10.29% and 10.45%, respectively. Return on average assets is calculated by dividing annualized net income by average assets.  Return on average common equity is calculated by dividing net income by average common equity.

●
Book value per common share was $15.90 as of March 31, 2018 compared to $15.16 as of March 31, 2017. The increase in book value was due primarily to the issuance of shares related to the acquisition of Premier and an increase in retained earnings, which was partially offset by an increase in accumulated other comprehensive loss ("AOCI"). AOCI is comprised of unrealized gains and losses on available for sale securities.

●
First Guaranty's Board of Directors declared cash dividends of $0.16 per common share in the first quarter of 2018. First Guaranty also declared cash dividends of $0.16 per share during the first quarter of 2017, which was the equivalent of $0.15 per common share after adjusting for the 10% common stock dividend paid in December 2017. First Guaranty has paid 99 consecutive quarterly dividends as of March 31, 2018.

●
In November 2017, First Guaranty announced the launch of an At-The-Market Equity Offering program ("ATM Offering").  First Guaranty may sell up to $25.0 million of common stock under the ATM Offering. First Guaranty expects to use the net proceeds of the ATM Offering for general corporate purposes, including support for organic growth and financing possible acquisitions of other financial institutions. First Guaranty did not sell any shares of common stock under the ATM Offering during the quarter ended March 31, 2018.

Financial Condition

Changes in Financial Condition from December 31, 2017 to March 31, 2018

General

Total assets at March 31, 2018 were $1.7 billion, a decrease of $18.7 million, or 1.1%, from December 31, 2017. Assets decreased primarily due to decreases in net loans of $12.4 million and cash and cash equivalents of $5.8 million during the three months ended March 31, 2018.

Loans

Net loans decreased $12.4 million, or 1.1%, to $1.1 billion at March 31, 2018 from December 31, 2017. Total net loans decreased during the first three months of 2018 primarily due to a reduction in nonaccrual loans from a paydown and payoffs of existing loans in the commercial and industrial category. Construction and land development loans decreased $17.1 million principally due to payoffs and the conversion of interim construction loans to permanent financing which was concentrated in the multifamily category. Commercial and industrial loans decreased $17.0 million primarily due to paydowns. Agricultural loans decreased $2.6 million primarily due to seasonal activity. Farmland loans decreased $1.0 million due to seasonal paydowns on agricultural loan commitments. Non-farm non-residential loan balances had a slight decrease of $0.8 million due to paydowns. Multifamily loans increased $26.6 million primarily due to the conversion of existing construction loans to permanent financing. First Guaranty had approximately 2.2% of funded and 0.5% of unfunded commitments in our loan portfolio to businesses engaged in support or service activities for oil and gas operations. Syndicated loans at March 31, 2018 were $77.4 million, of which $27.5 million were shared national credits. Syndicated loans increased $7.0 million from $70.4 million at December 31, 2017 primarily due to fundings on existing lines of credit.

As of March 31, 2018, 74.8% of our loan portfolio was secured by real estate. There are no significant concentrations of credit to any individual borrower. The largest portion of our loan portfolio, at 46.5% as of March 31, 2018, was non-farm non-residential loans secured by real estate. Approximately 40.0% of the loan portfolio was based on a floating rate tied to the prime rate or LIBOR as of March 31, 2018. 69.8% of the loan portfolio is scheduled to mature within five years from March 31, 2018.

First Guaranty acquired in the Premier acquisition a portfolio of loans comprised of loans guaranteed principally by the U.S. Small Business Administration ("SBA") or by the U.S. Department of Agriculture ("USDA") and the unguaranteed portion of SBA and USDA loans for which the guaranteed portion had been sold into the secondary market. At March 31, 2018, First Guaranty's balance of SBA and USDA loans was $37.1 million of which $12.9 million retained the government guarantee and $24.2 million was the unguaranteed residual balance. At March 31, 2018, First Guaranty also serviced 54 SBA and USDA loans that totaled $48.8 million. First Guaranty receives servicing fee income on this portfolio.

Net loans are reduced by the allowance for loan losses which totaled $9.8 million at March 31, 2018 and $9.2 million at December 31, 2017. Loan charge-offs were $0.2 million during the first three months of 2018 and $0.3 million during the same period in 2017. Recoveries totaled $0.2 million during the first three months of 2018 and $0.1 million during the same period in 2017. See Note 5 of the Notes to Consolidated Financial Statements for more information on loans and Note 6 for information on the allowance for loan losses.

Investment Securities

Investment securities at March 31, 2018 totaled $502.1 million, an increase of $0.4 million compared to $501.7 million at December 31, 2017. The investment portfolio consisted of available-for-sale securities at fair market value for a total of $385.0 million at March 31, 2018 and held-to-maturity securities at amortized cost of $117.1 million at March 31, 2018.

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

Our available-for-sale securities portfolio totaled $385.0 million at March 31, 2018, an increase of $3.4 million, or 0.9%, compared to $381.5 million at December 31, 2017. The increase was primarily due to the purchase of $20.0 million in mortgage-backed securities used to collateralize public funds deposits. Partially offsetting this increase were early payoffs of existing securities and the continued amortization of our collateralized mortgage obligations and mortgage-backed securities.

Our held-to-maturity securities portfolio had an amortized cost of $117.1 million at March 31, 2018, a decrease of $3.0 million, or 2.5%, compared to $120.1 million at December 31, 2017. The decrease was primarily due to the continued amortization of our mortgage-backed securities.

At March 31, 2018, $35.7 million, or 7.1%, of the securities portfolio was scheduled to mature in less than one year. $71.2 million, or 14.2%, of the securities portfolio was scheduled to mature between one and five years. Securities, not including collateralized mortgage obligations and mortgage-backed securities, with contractual maturity dates over 10 years totaled $31.9 million, or 6.4%, of the total securities portfolio at March 31, 2018. The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates. Prepayments of mortgages that collateralize mortgage-backed securities also affect the maturity of the securities portfolio. Based on internal forecasts as of March 31, 2018, management believes that the securities portfolio has a forecasted weighted average life of approximately 6.0 years based on the current interest rate environment. A parallel interest rate shock of 400 basis points is forecasted to increase the weighted average life of the portfolio to approximately 6.4 years. The portfolio had an estimated effective duration of 4.7 years at March 31, 2018.

There was no credit related other-than-temporary impairment of securities losses recognized during the three months ended March 31, 2018 or March 31, 2017.

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

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

(in thousands)	March 31, 2018	December 31, 2017
Nonaccrual loans:
Real Estate:
Construction and land development	$360	$371
Farmland	235	65
1 - 4 family residential	1,480	1,953
Multifamily	-	-
Non-farm non-residential	3,885	3,758
Total Real Estate	5,960	6,147
Non-Real Estate:
Agricultural	1,972	1,496
Commercial and industrial	2,398	4,826
Consumer and other	206	81
Total Non-Real Estate	4,576	6,403
Total nonaccrual loans	10,536	12,550

Loans 90 days and greater delinquent & accruing:
Real Estate:
Construction and land development	-	-
Farmland	-	-
1 - 4 family residential	-	-
Multifamily	-	-
Non-farm non-residential	316	-
Total Real Estate	316	-
Non-Real Estate:
Agricultural	75	41
Commercial and industrial	30	798
Consumer and other	-	-
Total Non-Real Estate	105	839
Total loans 90 days and greater delinquent & accruing	421	839

Total non-performing loans	10,957	13,389

Real Estate Owned:
Real Estate Loans:
Construction and land development	250	304
Farmland	-	-
1 - 4 family residential	164	23
Multifamily	-	-
Non-farm non-residential	857	954
Total Real Estate	1,271	1,281
Non-Real Estate Loans:
Agricultural	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total Non-Real Estate	-	-
Total Real Estate Owned	1,271	1,281

Total non-performing assets	$12,228	$14,670

Non-performing assets to total loans	1.08%	1.28%
Non-performing assets to total assets	0.71%	0.84%
Non-performing loans to total loans	0.96%	1.17%

At March 31, 2018, nonperforming assets totaled $12.2 million, or 0.71% of total assets, compared to $14.7 million, or 0.84%, of total assets at December 31, 2017, which represented a decrease of $2.4 million, or 16.6%. The decrease in non-performing assets occurred primarily as a result of a decrease in non-accrual loans from $12.6 million at December 31, 2017 to $10.5 million at March 31, 2018. The decrease in non-accrual loans was concentrated primarily in commercial and industrial loans and one-to four-family residential loans.

At March 31, 2018, nonaccrual loans totaled $10.5 million, a decrease of $2.0 million, or 16.0%, compared to nonaccrual loans of $12.6 million at December 31, 2017. The reduction in nonaccrual loans was primarily associated with a $2.5 million paydown on a non-performing commercial and industrial loan relationship, and a $0.3 million agricultural loan that was returned to accrual status. Nonaccrual loans were concentrated in five loan relationships that totaled $7.1 million, or 67.8%, of nonaccrual loans at March 31, 2018.

At March 31, 2018, loans 90 days or greater delinquent and still accruing totaled $0.4 million, a decrease of $0.4 million compared to $0.8 million at December 31, 2017. These loans were comprised of two non-farm non-residential loans totaling $0.3 million, two agricultural loans totaling $75,000 and a $30,000 commercial and industrial loan at March 31, 2018.

Other real estate owned totaled $1.3 million at March 31, 2018 and December 31, 2017.

At March 31, 2018, our largest non-performing assets were comprised of the following non-accrual loans and other real estate owned: (1) a non-farm non-residential loan that totaled $3.1 million; (2) a commercial and industrial loan that totaled $2.0 million that is a shared national credit involved in oil and gas support and service activity; (3) an agricultural loan relationship that totaled $0.9 million; (4) an agricultural loan relationship that totaled $0.8 million; (5) a $0.3 million construction and land development loan; and (6) a $0.7 million non-farm non-residential property. The commercial and industrial and agricultural loans have been charged down to their estimated fair value.

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

The following is a summary of loans restructured as TDRs at March 31, 2018 and December 31, 2017:

(in thousands)	March 31, 2018	December 31, 2017
Restructured Loans:
In Compliance with Modified Terms	$2,138	$2,138
Past Due 30 through 89 days and still accruing	-	-
Past Due 90 days and greater and still accruing	-	-
Nonaccrual	325	334
Restructured Loans that subsequently defaulted	-	-
Total Restructured Loans	$2,463	$2,472

At March 31, 2018, we had two outstanding TDRs: (1) a $2.1 million non-farm non-residential loan secured by commercial real estate, which is performing in accordance with its modified terms; and (2) a $0.3 million construction and land development loan secured by raw land that is on non-accrual. The restructuring of these loans was related to interest rate or amortization concessions.

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

The allowance for loan losses was $9.8 million or 0.86% of total loans and 89.3% of nonperforming loans at March 31, 2018.

Comparing March 31, 2018 to December 31, 2017, there were changes within the specific components of the allowance balance. The primary changes were an increase in the balance associated with non-farm non-residential loans, multifamily loans and agricultural loans. This increase was partially offset by a decrease in the allowance for commercial and industrial loans, one-to four-family loans and consumer and other loans. Special mention loans increased by $2.5 million during the first quarter of 2018 primarily due to the downgrade of a non-farm non-residential loan. Substandard loans increased by $2.2 million during the first quarter of 2018 due to the downgrade of loans from special mention status. Doubtful loans decreased $2.5 million during the first quarter of 2018, due to the partial charge off and paydown on a nonperforming commercial and industrial loan.

First Guaranty charged off $0.2 million in loan balances during the first three months of 2018. The charged-off loan balances were concentrated in one loan relationship which totaled $0.1 million or 49.6% of the total charged off amount. The details of the $0.2 million in charged off loans were as follows:

1.	First Guaranty charged off $0.1 million on a one-to four-family loan in the first quarter of 2018. This loan had no remaining principal balance at March 31, 2018.
2.	Smaller loans and overdrawn deposit accounts comprised the remaining $0.1 million of charge-offs for the first three months of 2018.

The provision for loan losses decreased to $0.6 million in the first three months of 2018 from $0.7 million for the same period in 2017. The provision in the first three months of 2018 was taken to provide for current loan and deposit losses and to maintain the allowance proportionate to risks inherent in the loan portfolio. Total charge-offs were $0.2 million for the first three months of 2018 and $0.3 million for the same period in 2017.  Recoveries totaled $0.2 million during the first three months of 2018 and $0.1 million during the first three months of 2017. For more information, see Note 6 to Consolidated Financial Statements.

Other information related to the allowance for loan losses is as follows:

(in thousands)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Loans:
Average outstanding balance	$1,139,036	$976,855
Balance at end of period	$1,137,171	$994,439

Allowance for Loan Losses:
Balance at beginning of year	$9,225	$11,114
Charge-offs	(195)	(284)
Recoveries	153	106
Provision	605	711
Balance at end of period	$9,788	$11,647

Deposits

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. We regularly assess our funding needs, deposit pricing and interest rate outlooks. From December 31, 2017 to March 31, 2018, total deposits increased $0.9 million, or 0.1%, to $1.6 billion. Time deposits increased $18.9 million, or 3.3%, to $600.3 million at March 31, 2018, primarily due to our local deposit campaign along with an increase in public fund time deposits. Savings deposits increased $8.3 million, or 7.9%, during the first three months of 2018 to $113.0 million at March 31, 2018, primarily related to public fund deposits. Noninterest-bearing demand deposits decreased $1.5 million, or 0.6% during the first three months of 2018 to $250.1 million at March 31, 2018. The reduction in noninterest-bearing demand deposits was due to fluctuations in existing customer balances. Interest-bearing demand deposits decreased $24.8 million, or 4.1%, during the first three months of 2018 to $586.9 million at March 31, 2018. The reduction in interest-bearing demand deposits was primarily concentrated in brokered deposits. Brokered deposits decreased $13.0 million from $115.9 million to $102.9 million at March 31, 2018.

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

As of March 31, 2018, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $432.3 million. At March 31, 2018, approximately $214.4 million of First Guaranty's certificates of deposit had a remaining term greater than one year.

The following table compares deposit categories for the periods indicated.

Total Deposits	For the Three Months Ended March 31,			For the Years Ended December 31,
	2018			2017			2016
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$249,678	16.0%	0.0%	$244,949	16.7%	0.0%	$221,634	17.2%	0.0%
Interest-bearing Demand	607,344	38.9%	1.3%	539,399	36.9%	1.0%	415,410	32.3%	0.6%
Savings	110,240	7.1%	0.3%	102,779	7.0%	0.2%	89,279	7.0%	0.1%
Time	592,057	38.0%	1.4%	575,666	39.4%	1.2%	558,982	43.5%	1.1%
Total Deposits	$1,559,319	100.0%	1.1%	$1,462,793	100.0%	0.9%	$1,285,305	100.0%	0.7%

Individual and Business Deposits	For the Three Months Ended March 31,			For the Years Ended December 31,
	2018			2017			2016
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$243,965	27.0%	0.0%	$240,337	28.0%	0.0%	$217,245	30.1%	0.0%
Interest-bearing Demand	217,180	24.0%	0.9%	187,439	21.8%	0.6%	117,221	16.2%	0.3%
Savings	83,544	9.2%	0.1%	82,442	9.6%	0.1%	72,647	10.0%	0.1%
Time	360,672	39.8%	1.4%	348,656	40.6%	1.3%	316,191	43.7%	1.3%
Total Individual and Business Deposits	$905,361	100.0%	0.8%	$858,874	100.0%	0.7%	$723,304	100.0%	0.6%

Public Fund Deposits	For the Three Months Ended March 31,			For the Years Ended December 31,
	2018			2017			2016
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$5,713	0.9%	0.0%	$4,612	0.8%	0.0%	$4,389	0.8%	0.0%
Interest-bearing Demand	390,164	59.6%	1.5%	351,960	58.3%	1.2%	298,189	53.0%	0.8%
Savings	26,696	4.1%	1.1%	20,337	3.4%	0.8%	16,632	3.0%	0.3%
Time	231,385	35.4%	1.5%	227,010	37.5%	1.1%	242,791	43.2%	0.8%
Total Public Fund Deposits	$653,958	100.0%	1.5%	$603,919	100.0%	1.2%	$562,001	100.0%	0.8%

The following table sets forth the distribution of our time deposit accounts.

(in thousands)	March 31, 2018
Time deposits of less than $100,000	$167,964
Time deposits of $100,000 through $250,000	149,223
Time deposits of more than $250,000	283,080
Total Time Deposits	$600,267

At March 31, 2018, public funds deposits totaled $653.1 million compared to $640.7 million at December 31, 2017. Public fund time deposits totaled $236.2 million at March 31, 2018 compared to $225.6 million at December 31, 2017. We have developed a program for the retention and management of public funds deposits. Since the end of 2012, we have maintained public funds deposits in excess of $400.0 million. These deposits are from public entities such as school districts, hospital districts, sheriff departments and municipalities. $606.4 million, or 93%, of these accounts at March 31, 2018, are under fiscal agency agreements with terms of three years or less. Deposits under fiscal agency agreements are generally stable but public entities may maintain the ability to negotiate term deposits on a specific basis including with other financial institutions. Three of these relationships account for 38% of public fund deposits that are under fiscal agency agreements. These deposits generally have stable balances as we maintain both operating accounts and time deposits for these entities. There is a seasonal component to public deposit levels associated with annual tax collections. Public funds will increase at the end of the year and during the first quarter. Public funds deposit accounts are collateralized by FHLB letters of credit, by Louisiana municipal bonds and by eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac. We invest the majority of these public deposits in our investment portfolio, but have increasingly invested more public funds into loans during the last several years.

The following table sets forth public funds as a percent of total deposits.

(in thousands except for %)	March 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Public Funds:
Noninterest-bearing Demand	$4,475	$4,828	$4,114	$4,906	$3,241
Interest-bearing Demand	383,925	389,788	324,356	296,416	321,382
Savings	28,455	20,539	20,116	14,667	10,142
Time	236,235	225,591	208,330	252,688	266,743
Total Public Funds	$653,090	$640,746	$556,916	$568,677	$601,508
Total Deposits	$1,550,230	$1,549,286	$1,326,181	$1,295,870	$1,371,839
Total Public Funds as a percent of Total Deposits	42.1%	41.4%	42.0%	43.9%	43.9%

Borrowings

First Guaranty maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. First Guaranty had no short-term borrowings outstanding at March 31, 2018 compared to $15.5 million outstanding at December 31, 2017. First Guaranty has an available line of credit of $6.5 million, with no outstanding balance at March 31, 2018. First Guaranty had senior long-term debt totaling $22.0 million as of March 31, 2018 and $22.8 million at December 31, 2017.

First Guaranty also had junior subordinated debentures totaling $14.7 million at March 31, 2018 and at December 31, 2017.

First Guaranty had $302.7 million in Federal Home Loan Bank letters of credit as of March 31, 2018 compared to $294.2 million at December 31, 2017. Federal Home Loan Bank letters of credit are obtained primarily for collateralizing public deposits. The increase in Federal Home Loan Bank letters of credit reflects First Guaranty's strategy to transition public funds deposits into loans.

Total Shareholders' Equity

Total shareholders' equity decreased to $140.0 million at March 31, 2018 from $144.0 million at December 31, 2017. The decrease in shareholders' equity was principally the result of an increase of $6.2 million in accumulated other comprehensive loss, offset by an increase of $2.2 million in retained earnings. The increase in accumulated other comprehensive loss was primarily attributed to the increase in unrealized losses on available-for-sale securities during the period due to the increase in interest rates. The $2.2  million increase in retained earnings was due to net income of $3.6 million during the three month period ended March 31, 2018, partially offset by $1.4 million in cash dividends paid on our common stock.

Results of Operations for the First Quarter Ended March 31, 2018 and 2017

Performance Summary

Net income for the three months ended March 31, 2018 was $3.6 million, an increase of $0.4 million, or 10.8%, from $3.3 million for the three months ended March 31, 2017. The increase in net income for the three months ended March 31, 2018 as compared to the prior year period was the result of the decrease in income tax expense of $0.8 million resulting from the decrease in corporate tax rates as a result of the Tax Cuts and Jobs Act. First Guaranty also experienced increased interest income associated with loans, partially offset by increased interest and noninterest expense and decreased noninterest income. Earnings per common share for the three months ended March 31, 2018 was $0.41 per common share, an increase of 5.1% or $0.02 per common share from $0.39 per common share for the three months ended March 31, 2017.  The increase in earnings per share was caused by the increase in net income.

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

A financial institution's asset and liability structure is substantially different from that of a non-financial company, in that virtually all assets and liabilities are monetary in nature. Accordingly, changes in interest rates may have a significant impact on a financial institution's performance. The impact of interest rate changes depends on the sensitivity to the change of our interest-earning assets and interest-bearing liabilities. The effects of a gradually increasing interest rate environment in recent years and our interest sensitivity position is discussed below.

Net interest income for the three months ended March 31, 2018 and 2017 was $13.8 million and $12.7 million, respectively. The increase in net interest income for the three months ended March 31, 2018 was primarily due to an increase in the average balance of our total interest-earning assets and an increase in the average yield of our total interest-earning assets, partially offset by the increase in the average balance of our total interest-bearing liabilities and an increase in the average rate of our total interest-bearing liabilities. For the three months ended March 31, 2018, the average balance of our total interest-earning assets increased by $142.8 million to $1.7 billion, and the average yield of interest-earning assets increased by 29 basis points to 4.41% from 4.12% for the three months ended March 31, 2017.  For the three months ended March 31, 2018, the average balance of our total interest-bearing liabilities increased by $134.6 million to $1.3 billion, and the average rate of our total interest-bearing liabilities increased by 39 basis points to 1.37% for the three months ended March 31, 2018 compared to 0.98% for the three months ended March 31, 2017. Our net interest-earning assets increased $8.3 million to $333.4 million for the three months ended March 31, 2018 compared to the prior year period. Our net interest rate spread decreased ten basis points to 3.04% for the three months ended March 31, 2018 from 3.14% for the three months ended March 31, 2017.  Our net interest margin also decreased by three basis points to 3.32% for the three months ended March 31, 2018 from 3.35% for the three months ended March 31, 2017.

Interest Income

Interest income increased $2.7 million, or 17.2%, to $18.3 million for the three months ended March 31, 2018.  First Guaranty continues to transition assets from lower yielding securities to higher yielding loans in order to increase interest income.  The increase in interest income resulted primarily from an increase in the average balance of our total interest-earning assets along with an increase in the average yield of interest-earning assets. The average balance of interest-earning assets increased $142.8 million to $1.7 billion for the three months ended March 31, 2018 as compared to the prior year period. The average yield of interest-earning assets increased by 29 basis points to 4.41% for the three months ended March 31, 2018 compared to 4.12% for the three months ended March 31, 2017.

Interest income on securities decreased $0.1 million, or 1.5%, to $3.4 million for the three months ended March 31, 2018  compared to the prior year period primarily as a result of a decrease in the average balance of securities, which was partially offset by an increase in the average yield on securities. The average balance of securities decreased $35.4 million to $507.5 million for the three months ended March 31, 2018 from $542.9 million for the three months ended March 31, 2017 as a result of First Guaranty's plan to transition assets from securities into loans. The average yield on securities increased by 14 basis points to 2.68% for the three months ended March 31, 2018 from 2.54% for the three months ended March 31, 2017.

Interest income on loans increased $2.7 million, or 21.8%, to $14.9 million for the three months ended March 31, 2018 compared to the prior year period as a result of an increase in the average balance of loans along with an increase in the average yield on loans. The average balance of loans (excluding loans held for sale) increased by $162.2 million to $1.1 billion for the three months ended March 31, 2018 from $1.0 billion for the three months ended March 31, 2017 as a result of new loan originations, acquired loans and loans assumed from the Premier acquisition, the majority of which were one-to-four family residential loans, commercial leases, commercial real estate loans and commercial and industrial loans. The average yield on loans (excluding loans held for sale) increased by 22 basis points to 5.28% for the three months ended March 31, 2018 from 5.06% for the three months ended March 31, 2017.

Interest Expense

Interest expense increased $1.6 million, or 55.3%, to $4.5 million for the three months ended March 31, 2018 from $2.9 million for the three months ended March 31, 2017 due to an increase in the average balance of interest-bearing deposits along with an increase in the average rate on interest-bearing deposits. The average balance of interest-bearing deposits increased by $137.4 million during the three months ended March 31, 2018 to $1.3 billion due to increases in the average balance of demand, savings and time deposits. The average rate of interest-bearing demand deposits increased by 50 basis points during the three months ended March 31, 2018 to 1.32%. The increase in the average rate on interest-bearing deposits was due to the increase in demand deposits, primarily public funds interest-bearing accounts and brokered money market deposits, whose rates are contractually tied to national index rates such as the U.S. Federal Funds rate or short term U.S. Treasury rates.

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

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
(in thousands except for %)	Average Balance	Interest	Yield/Rate (5)	Average Balance	Interest	Yield/Rate (5)
Assets
Interest-earning assets:
Interest-earning deposits with banks	$32,143	$85	1.07%	$18,643	$19	0.41%
Securities (including FHLB stock)	507,485	3,353	2.68%	542,860	3,403	2.54%
Federal funds sold	1,034	1	0.21%	244	-	0.00%
Loans held for sale	1,725	23	5.41%	-	-	0.00%
Loans, net of unearned income	1,139,036	14,841	5.28%	976,855	12,200	5.06%
Total interest-earning assets	1,681,423	$18,303	4.41%	1,538,602	$15,622	4.12%

Noninterest-earning assets:
Cash and due from banks	10,271			7,757
Premises and equipment, net	38,189			24,475
Other assets	14,398			4,885
Total Assets	$1,744,281			$1,575,719

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$607,344	$1,976	1.32%	$534,509	$1,082	0.82%
Savings deposits	110,240	82	0.30%	97,767	36	0.15%
Time deposits	592,057	2,085	1.43%	539,965	1,444	1.08%
Borrowings	38,407	405	4.27%	41,256	366	3.60%
Total interest-bearing liabilities	1,348,048	$4,548	1.37%	1,213,497	$2,928	0.98%

Noninterest-bearing liabilities:
Demand deposits	249,678			231,588
Other	4,567			4,478
Total Liabilities	1,602,293			1,449,563

Shareholders' equity	141,988			126,156
Total Liabilities and Shareholders' Equity	$1,744,281			$1,575,719
Net interest income		$13,755			$12,694

Net interest rate spread (1)			3.04%			3.14%
Net interest-earning assets (2)	$333,375			$325,105
Net interest margin (3), (4)			3.32%			3.35%

Average interest-earning assets to interest-bearing liabilities			124.73%			126.79%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)
The tax adjusted net interest margin was 3.34% and 3.37% for the above periods ended March 31, 2018 and 2017 respectively. A 21% and 35% tax rate was used to calculate the effect on securities income from tax exempt securities for the above periods ended March 31, 2018 and 2017 respectively.

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

For the three months ended March 31, 2018, the provision for loan losses was $0.6 million compared to $0.7 million for the same period in 2017. The allowance for loan losses at March 31, 2018 was $9.8 million and was 0.86% of total loans. The decrease in the provision was attributed to the improvement in credit quality of the loan portfolio. Total charge-offs were $0.2 million for the first three months of 2018 as compared to $0.3 million for the same period in 2017.

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

Noninterest income totaled $1.6 million for the three months ended March 31, 2018, a decrease of $0.4 million from $2.0 million for the three months ended March 31, 2017.  The decrease was primarily due to lower gains on securities sales.  Net securities gains were $10,000 for the three months ended March 31, 2018 as compared to $0.5 million for the same period in 2017. The gains on securities sales occurred as First Guaranty sold investment securities in order to fund loan growth. We also continued to have gains from bonds that were called and paid off before their contractual maturity. Service charges, commissions and fees totaled $0.7 million for the three months ended March 31, 2018 and $0.6 million for the same period in 2017.  ATM and debit card fees totaled $0.5 million for the three months ended March 31, 2018 and 2017. Other noninterest income totaled $0.3 million for the three months ended March 31, 2018 and $0.4 million for the same period in 2017.

Noninterest Expense

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense and other types of expenses.  Noninterest expense totaled $10.2 million for the three months ended March 31, 2018 and $9.0 million for the three months ended March 31, 2017. Salaries and benefits expense totaled $5.6 million for the three months ended March 31, 2018 as compared to $4.8 million for the three months ended March 31, 2017. Occupancy and equipment expense totaled $1.3 million for the three months ended March 31, 2018 and $1.0 million for the three months ended March 31, 2017. Other noninterest expense totaled $3.3 million for the three months ended March 31, 2018 and $3.1 million for the three months ended March 31, 2017.

The following table presents, for the periods indicated, the major categories of other noninterest expense:

	Three Months Ended March 31,
(in thousands)	2018	2017
Other noninterest expense:
Legal and professional fees	$463	$631
Data processing	367	307
ATM fees	274	277
Marketing and public relations	345	299
Taxes - sales, capital, and franchise	244	197
Operating supplies	135	100
Software expense and amortization	269	209
Travel and lodging	226	204
Telephone	55	40
Amortization of core deposits	136	80
Donations	87	90
Net costs from other real estate and repossessions	(33)	77
Regulatory assessment	189	197
Other	527	429
Total other noninterest expense	$3,284	$3,137

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income, the amount of other non-deductible expenses and the statutory tax rate. The provision for income taxes for the three months ended March 31, 2018 and 2017 was $0.9 million and $1.7 million, respectively.  The provision for income taxes decreased due to a decrease in the corporate federal income tax rate which took effect on January 1, 2018 as a result of the Tax Cuts and Jobs Act. First Guaranty's statutory tax rate was 21.0% for the three months ended March 31, 2018, which was a decrease of 14 basis points from the first quarter of 2017 rate of 35.0%.

Subsequent Events

On May 9, 2018, First Guaranty received a $3.6 million negotiated payment in settlement of a commercial and industrial loan that was a shared national credit. The carrying value of the loan, net of prior charge-offs, was $2.0 million. The payment amount was in excess of the current carrying value of the loan and resulted in a recovery of $1.6 million in the second quarter of 2018. The loan was on nonaccrual and classified as doubtful. The payment results in a reduction of $2.0 million in nonaccrual loans and a $2.0 million reduction in loans classified as doubtful.

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

Loans maturing within one year or less at March 31, 2018 totaled $191.7 million. At March 31, 2018, time deposits maturing within one year or less totaled $385.9 million. First Guaranty's held-to-maturity ("HTM") portfolio at March 31, 2018 was $117.1 million or 23.3% of the investment portfolio compared to $120.1 million or 23.9% at December 31, 2017. The securities in the HTM portfolio are used to collateralize public funds deposits and may also be used to secure borrowings with the Federal Home Loan Bank or Federal Reserve Bank. The agency securities in the HTM portfolio have maturities of 10 years or less. The mortgage-backed securities have stated final maturities of 15 to 20 years at March 31, 2018. The municipal securities in the HTM portfolio have maturities of 20 years or less. The HTM portfolio had a forecasted weighted average life of approximately 5.97 years based on current interest rates. Management regularly monitors the size and composition of the HTM portfolio to evaluate its effect on First Guaranty's liquidity. First Guaranty's available-for-sale ("AFS") portfolio was $385.0 million or 76.7% of the investment portfolio as of March 31, 2018. The majority of the AFS portfolio was comprised of  U.S. Government Agencies, municipal bonds and investment grade corporate bonds. Management believes these securities are readily marketable and enhance First Guaranty's liquidity.

First Guaranty maintained a net borrowing capacity at the Federal Home Loan Bank totaling $60.6 million and $40.1 million at March 31, 2018 and December 31, 2017, respectively. The change in borrowing capacity with the Federal Home Loan Bank was due to changes in the value that First Guaranty receives on pledged collateral and due to First Guaranty's usage of the line. First Guaranty also has a discount window line with the Federal Reserve Bank. We also maintain federal funds lines of credit at various correspondent banks with borrowing capacity of $95.5 million and a revolving line of credit for $6.5 million with an availability of $6.5 million as of March 31, 2018 secured by a pledge of the Bank's common stock. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources

First Guaranty's capital position is reflected in shareholders' equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total shareholders' equity decreased to $140.0 million at March 31, 2018 from $144.0 million at December 31, 2017. The decrease in shareholders' equity was principally the result of an increase of $6.2 million in accumulated other comprehensive loss, offset by a $2.2 million increase in retained earnings. The increase in accumulated other comprehensive loss was primarily attributed to the increase in unrealized losses on available-for-sale securities during the three months ended March 31, 2018 due to the increase in interest rates. The $2.2 million increase in retained earnings was due to net income of $3.6 million during the three month period ended March 31, 2018, partially offset by $1.4 million in cash dividends paid on our common stock.

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

In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements.  As of March 31, 2018, the Bank's capital conservation buffer was 5.27% exceeding the minimum of 1.875% for 2018. As of March 31, 2018, First Guaranty's capital conservation buffer was 4.42% exceeding the minimum of 1.875% for 2018.

At March 31, 2018, we satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.

	"Well Capitalized Minimums"	As of March 31, 2018	As of December 31, 2017
Tier 1 Leverage Ratio
Consolidated	5.00%	8.11%	8.27%
Bank	5.00%	9.60%	9.88%

Tier 1 Risk-based Capital Ratio
Consolidated	8.00%	10.56%	10.35%
Bank	8.00%	12.54%	12.39%

Total Risk-based Capital Ratio
Consolidated	10.00%	12.42%	12.14%
Bank	10.00%	13.27%	13.07%

Common Equity Tier One Capital Ratio
Consolidated	6.50%	10.56%	10.35%
Bank	6.50%	12.54%	12.39%

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

The following interest sensitivity analysis is one measurement of interest rate risk. This analysis reflects the contractual maturity characteristics of assets and liabilities over various time periods. This analysis does not factor in prepayments or interest rate floors on loans which may significantly change the report. This table includes nonaccrual loans in their respective maturity periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at March 31, 2018 illustrated below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

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

	March 31, 2018
	Interest Sensitivity Within
(in thousands except for %)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$418,705	$65,483	$484,188	$654,820	$1,139,008
Securities (including FHLB stock)	19,751	18,334	38,085	466,356	504,441
Federal Funds Sold	990	-	990	-	990
Other earning assets	20,259	-	20,259	-	20,259
Total earning assets	$459,705	$83,817	$543,522	$1,121,176	$1,664,698

Source of Funds:
Interest-bearing accounts:
Demand deposits	$586,888	$-	$586,888	$-	$586,888
Savings deposits	112,965	-	112,965	-	112,965
Time deposits	199,201	186,714	385,915	214,352	600,267
Short-term borrowings	-	-	-	-	-
Senior long-term debt	22,040	-	22,040	-	22,040
Junior subordinated debt	-	-	-	14,673	14,673
Noninterest-bearing, net	-	-	-	327,865	327,865
Total source of funds	$921,094	$186,714	$1,107,808	$556,890	$1,664,698

Period gap	$(461,389)	$(102,897)	$(564,286)	$564,286
Cumulative gap	$(461,389)	$(564,286)	$(564,286)	$-

Cumulative gap as a percent of earning assets	-27.7%	-33.9%	-33.9%

Net interest income at risk measures the risk of a decline in earnings due to changes in interest rates. The first table below presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in the yield curve over a 12-month horizon at March 31, 2018. Shifts are measured in 100 basis point increments (+400 through -100 basis points) from base case. We do not present shifts less than 100 basis points because of the current low interest rate environment. The base case scenario encompasses key assumptions for asset/liability mix, loan and deposit growth, pricing, prepayment speeds, deposit decay rates, securities portfolio cash flows and reinvestment strategy and the market value of certain assets under the various interest rate scenarios. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous shocks are performed against that yield curve. The second table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from a gradual shift in the yield curve over a 12 month horizon.

Instantaneous Changes in Interest Rates (In Basis Points)	Percent Change In Net Interest Income
+400	(13.32)%
+300	(9.72)%
+200	(6.42)%
+100	(3.13)%
Base	-%
-100	3.97%

Gradual Change in Interest Rates (In Basis Points)	Percent Change In Net Interest Income
+400	(6.77)%
+300	(5.01)%
+200	(3.26)%
+100	(1.56)%
Base	-%
-100	2.39%

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

At March 31, 2018, First Guaranty is subject to various legal proceedings in the normal course of business and otherwise. It is our belief that the ultimate resolution of such claims will not have a material adverse effect on First Guaranty's financial position or results of operations.

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

FIRST GUARANTY BANCSHARES, INC.

Date: May 10, 2018	By: /s/ Alton B. Lewis
Alton B. Lewis
Principal Executive Officer

Date: May 10, 2018	By: /s/ Eric J. Dosch
Eric J. Dosch
Principal Financial Officer
Secretary and Treasurer