Form 10-Q
period 2018-06-30
First Guaranty Bancshares, Inc.
filed 2018-08-09
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2018
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
Large accelerated filer ☐ Accelerated filer ☒
                  Non-accelerated filer  ☐  (Do not check if a smaller reporting company)
Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐No ☒

As of August 8, 2018 the registrant had 8,807,175 shares of $1 par value common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents:
Cash and due from banks	$27,639	$37,205
Federal funds sold	165	823
Cash and cash equivalents	27,804	38,028

Investment securities:
Available for sale, at fair value	348,476	381,535
Held to maturity, at cost (estimated fair value of $109,660 and $118,557 respectively)	114,044	120,121
Investment securities	462,520	501,656

Federal Home Loan Bank stock, at cost	2,359	2,351
Loans held for sale	639	1,308

Loans, net of unearned income	1,174,141	1,149,014
Less: allowance for loan losses	10,770	9,225
Net loans	1,163,371	1,139,789

Premises and equipment, net	38,127	38,020
Goodwill	3,472	3,472
Intangible assets, net	4,075	4,424
Other real estate, net	1,225	1,281
Accrued interest receivable	7,428	7,982
Other assets	11,794	12,119
Total Assets	$1,722,814	$1,750,430

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$249,550	$251,617
Interest-bearing demand	562,222	611,677
Savings	111,987	104,661
Time	605,909	581,331
Total deposits	1,529,668	1,549,286

Short-term borrowings	10,925	15,500
Accrued interest payable	2,457	2,488
Senior long-term debt	21,306	22,774
Junior subordinated debentures	14,682	14,664
Other liabilities	2,577	1,735
Total Liabilities	1,581,615	1,606,447

Shareholders' Equity
Common stock:
$1 par value - authorized 100,600,000 shares; issued 8,807,175 shares	8,807	8,807
Surplus	92,268	92,268
Retained earnings	49,844	44,464
Accumulated other comprehensive income (loss)	(9,720)	(1,556)
Total Shareholders' Equity	141,199	143,983
Total Liabilities and Shareholders' Equity	$1,722,814	$1,750,430

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2018	2017	2018	2017
Interest Income:
Loans (including fees)	$15,919	$12,826	$30,783	$25,026
Deposits with other banks	31	41	116	60
Securities (including FHLB stock)	3,330	3,298	6,683	6,701
Federal funds sold	-	2	1	2
Total Interest Income	19,280	16,167	37,583	31,789

Interest Expense:
Demand deposits	2,142	1,360	4,118	2,442
Savings deposits	92	50	174	86
Time deposits	2,290	1,591	4,375	3,035
Borrowings	472	374	877	740
Total Interest Expense	4,996	3,375	9,544	6,303

Net Interest Income	14,284	12,792	28,039	25,486
Less: Provision for loan losses	(409)	1,302	196	2,013
Net Interest Income after Provision for Loan Losses	14,693	11,490	27,843	23,473

Noninterest Income:
Service charges, commissions and fees	777	571	1,494	1,133
ATM and debit card fees	531	493	1,032	967
Net (losses) gains on securities	(216)	404	(206)	934
Net gains on sale of loans	129	119	131	124
Other	547	410	895	795
Total Noninterest Income	1,768	1,997	3,346	3,953

Noninterest Expense:
Salaries and employee benefits	5,633	4,593	11,215	9,419
Occupancy and equipment expense	1,397	1,077	2,738	2,108
Other	3,647	3,351	6,931	6,488
Total Noninterest Expense	10,677	9,021	20,884	18,015

Income Before Income Taxes	5,784	4,466	10,305	9,411
Less: Provision for income taxes	1,187	1,534	2,107	3,228
Net Income	$4,597	$2,932	$8,198	$6,183

Per Common Share:[1]
Earnings	$0.52	$0.35	$0.93	$0.74
Cash dividends paid	$0.16	$0.15	$0.32	$0.30

Weighted Average Common Shares Outstanding	8,807,175	8,441,581	8,807,175	8,405,702

See Notes to Consolidated Financial Statements
1All share amounts have been restated to reflect the ten percent stock dividend paid December 14, 2017 to shareholders of record as of December 8, 2017.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Net Income	$4,597	$2,932	$8,198	$6,183
Other comprehensive income:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(2,737)	2,020	(10,540)	3,340
Reclassification adjustments for gains (losses) included in net income	216	(404)	206	(934)
Change in unrealized (losses) gains on securities	(2,521)	1,616	(10,334)	2,406
Tax impact	529	(550)	2,170	(818)
Other comprehensive (loss) income	(1,992)	1,066	(8,164)	1,588
Comprehensive Income	$2,605	$3,998	$34	$7,771

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

	Common Stock $1 Par	Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
(in thousands, except per share data)
Balance December 31, 2016(1)	$8,369	$81,000	$38,979	$(3,999)	$124,349
Net income	-	-	6,183	-	6,183
Common stock issued in acquisition, 437,751 shares(1)	438	11,268	(1,056)	-	10,650
Other comprehensive income	-	-	-	1,588	1,588
Cash dividends on common stock ($0.30 per share)(1)	-	-	(2,498)	-	(2,498)
Balance June 30, 2017 (unaudited)	$8,807	$92,268	$41,608	$(2,411)	$140,272

Balance December 31, 2017	$8,807	$92,268	$44,464	$(1,556)	$143,983
Net income	-	-	8,198	-	8,198
Other comprehensive income (loss)	-	-	-	(8,164)	(8,164)
Cash dividends on common stock ($0.32 per share)	-	-	(2,818)	-	(2,818)
Balance June 30, 2018 (unaudited)	$8,807	$92,268	$49,844	$(9,720)	$141,199

See Notes to Consolidated Financial Statements
(1) All share and per share amounts reflect the ten percent stock dividend paid December 14, 2017 to shareholders of record as of December 8, 2017.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(in thousands)	2018	2017
Cash Flows From Operating Activities
Net income	$8,198	$6,183
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	196	2,013
Depreciation and amortization	1,383	1,098
Amortization/Accretion of investments	762	875
Gain (loss) on sale/call of securities	206	(934)
Gain on sale of assets	(148)	(124)
Repossessed asset write downs, gains and losses on dispositions	(96)	78
FHLB stock dividends	(8)	(8)
Net decrease in loans held for sale	669	-
Change in other assets and liabilities, net	3,609	(4,969)
Net Cash Provided By Operating Activities	14,771	4,212

Cash Flows From Investing Activities
Proceeds from maturities and calls of HTM securities	5,768	5,690
Proceeds from maturities, calls and sales of AFS securities	259,964	378,895
Funds Invested in AFS securities	(237,510)	(397,529)
Net increase in loans	(23,942)	(42,858)
Purchase of premises and equipment	(1,147)	(3,735)
Proceeds from sales of premises and equipment	38	-
Proceeds from sales of other real estate owned	316	233
Cash paid in excess of cash recieved in acquistion	-	(2,907)
Net Cash Provided By (Used In) Investing Activities	3,487	(62,211)

Cash Flows From Financing Activities
Net (decrease) increase in deposits	(19,618)	87,244
Net decrease in federal funds purchased and short-term borrowings	(4,575)	(16,200)
Proceeds from long-term borrowings	-	3,750
Repayment of long-term borrowings	(1,471)	(1,610)
Dividends paid	(2,818)	(2,498)
Net Cash (Used In) Provided By Financing Activities	(28,482)	70,686

Net (Decrease) Increase In Cash and Cash Equivalents	(10,224)	12,687
Cash and Cash Equivalents at the Beginning of the Period	38,028	18,111
Cash and Cash Equivalents at the End of the Period	$27,804	$30,798

Noncash Activities:
Loans transferred to foreclosed assets	$164	$427
Common stock issued in acquistion	$-	$10,650

Cash Paid During The Period:
Interest on deposits and borrowed funds	$9,575	$6,169
Income taxes	$1,500	$8,400

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations at June 30, 2018 and for the three and six month periods ended June 30, 2018 and 2017 are not necessarily indicative of the results expected for the full year or any other interim period. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and the valuation of investment securities.

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

In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". This ASU provides an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. This ASU requires disclosure of a description of the accounting policy for releasing income tax effects from AOCI; whether election is made to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act; and information about the other income tax effects that are reclassified. This ASU is effective for annual and interim periods beginning after December 15, 2018. First Guaranty is currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements and plans to adopt this ASU in the third quarter of 2018.

Note 3. Merger Transaction

Effective at the close of business on June 16, 2017, First Guaranty completed its acquisition of 100% of the outstanding shares of Premier Bancshares, Inc., a Texas corporation ("Premier"), a single bank holding company headquartered in McKinney, Texas and its wholly owned subsidiary, Synergy Bank. This acquisition allowed First Guaranty to expand its presence into the North Central Texas market area. Under terms of an agreement and plan of merger dated January 30, 2017, First Guaranty issued 0.119 of a share of its common stock for each share of Premier for a total of 397,988 shares at a price of $25.86 (unadjusted for the 10% stock dividend in December 2017) and paid $10.3 million in cash for an acquisition value of approximately $21.0 million. The purchase price resulted in $1.5 million in goodwill and $2.7 million in core deposit intangible, none of which is deductible for tax purposes.

First Guaranty accounts for business combinations under the acquisition method in accordance with ASC Topic 805, Business Combinations. Accordingly, for each transaction, the purchase price is allocated to the fair value of the assets acquired and liabilities assumed as of the date of the acquisition. In conjunction with the adoption of ASU 2015-16, upon receipt of final fair value estimates during the measurement period, which must be within one year of the acquisition dates, First Guaranty records any adjustments to the preliminary fair value estimates in the reporting period in which the adjustments are determined. During the second quarter of 2018, First Guaranty finalized the purchase price allocations related to the Premier acquisition. No adjustments to goodwill were made in 2018.

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
The following pro forma information for the six months ended June 30, 2017 reflects First Guaranty's estimated consolidated results of operations as if the acquisition of Premier occurred at January 1, 2016, unadjusted for potential cost savings.

(in thousands, except share data)	2017

Net Interest Income	$27,996
Noninterest Income	4,153
Noninterest Expense	21,928
Net Income	5,317

Earnings per common share	$0.60

Note 4. Securities

A summary comparison of securities by type at June 30, 2018 and December 31, 2017 is shown below.

	June 30, 2018				December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S Treasuries	$7,998	$-	$(1)	$7,997	$19,490	$-	$(4)	$19,486
U.S. Government Agencies	186,404	-	(8,638)	177,766	200,052	-	(4,069)	195,983
Corporate debt securities	79,150	86	(3,134)	76,102	91,770	661	(946)	91,485
Mutual funds or other equity securities	482	-	-	482	500	-	(7)	493
Municipal bonds	35,132	1,005	(314)	35,823	37,210	2,434	(75)	39,569
Collateralized mortgage obligations	1,059	-	(23)	1,036	1,191	-	(6)	1,185
Mortgage-backed securities	50,555	-	(1,285)	49,270	33,680	-	(346)	33,334
Total available-for-sale securities	$360,780	$1,091	$(13,395)	$348,476	$383,893	$3,095	$(5,453)	$381,535

Held-to-maturity:
U.S. Government Agencies	$28,171	$-	$(1,349)	$26,822	$28,169	$-	$(670)	$27,499
Municipal bonds	5,262	-	(145)	5,117	5,322	15	(12)	5,325
Mortgage-backed securities	80,611	-	(2,890)	77,721	86,630	6	(903)	85,733
Total held-to-maturity securities	$114,044	$-	$(4,384)	$109,660	$120,121	$21	$(1,585)	$118,557

The scheduled maturities of securities at June 30, 2018, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to call or prepayments. Mortgage-backed securities are not due at a single maturity because of amortization and potential prepayment of the underlying mortgages. For this reason they are presented separately in the maturity table below.

	June 30, 2018
(in thousands)	Amortized Cost	Fair Value
Available For Sale:
Due in one year or less	$22,269	$22,223
Due after one year through five years	67,002	65,330
Due after five years through 10 years	202,914	194,006
Over 10 years	16,981	16,611
Subtotal	309,166	298,170
Collateralized mortgage obligations	1,059	1,036
Mortgage-backed securities	50,555	49,270
Total available-for-sale securities	$360,780	$348,476

Held to Maturity:
Due in one year or less	$-	$-
Due after one year through five years	5,249	5,141
Due after five years through 10 years	18,337	17,268
Over 10 years	9,847	9,530
Subtotal	33,433	31,939
Mortgage-backed securities	80,611	77,721
Total held to maturity securities	$114,044	$109,660

At June 30, 2018, $380.3 million of First Guaranty's securities were pledged to secure public fund deposits and borrowings. The pledged securities had a market value of $376.1 million as of June 30, 2018.

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at June 30, 2018.

				At June 30, 2018
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	1	$2,998	$(1)	-	$-	$-	1	$2,998	$(1)
U.S. Government agencies	23	49,137	(1,723)	36	128,629	(6,915)	59	177,766	(8,638)
Corporate debt securities	147	45,974	(1,627)	74	22,695	(1,507)	221	68,669	(3,134)
Mutual funds or other equity securities	-	-	-	-	-	-	-	-	-
Municipal bonds	25	11,091	(252)	1	1,048	(62)	26	12,139	(314)
Collateralized mortgage obligations	5	1,036	(23)	-	-	-	5	1,036	(23)
Mortgage-backed securities	42	32,761	(538)	11	16,510	(747)	53	49,271	(1,285)
Total available-for-sale	243	$142,997	$(4,164)	122	$168,882	$(9,231)	365	$311,879	$(13,395)

Held to maturity:
U.S. Government agencies	4	9,629	(371)	10	17,193	(978)	14	26,822	(1,349)
Municipal bonds	9	5,117	(145)	-	-	-	9	5,117	(145)
Mortgage-backed securities	38	51,050	(1,765)	18	26,671	(1,125)	56	77,721	(2,890)
Total held to maturity	51	$65,796	$(2,281)	28	$43,864	$(2,103)	79	$109,660	$(4,384)

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

As of June 30, 2018, 444 of First Guaranty's debt securities had unrealized losses totaling 4.0% of the individual securities' amortized cost basis and 3.7% of First Guaranty's total amortized cost basis of the investment securities portfolio. 150 of the 444 securities had been in a continuous loss position for over 12 months at such date. The 150 securities had an aggregate amortized cost basis of $224.1 million and an unrealized loss of $11.3 million at June 30, 2018. Management has the intent and ability to hold these debt securities until maturity or until anticipated recovery.

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

Corporate debt securities in a loss position consist primarily of corporate bonds issued by businesses in the financial, insurance, utility, manufacturing, industrial, consumer products and oil and gas industries. Two securities with an other-than-temporary impairment loss were held at June 30, 2018. First Guaranty believes that the remaining issuers will be able to fulfill the obligations of these securities based on evaluations described above. First Guaranty has the ability and intent to hold these securities until they recover, which could be at their maturity dates.

There were no other-than-temporary impairment losses recognized on securities during the six months ended June 30, 2018 and 2017.

The following table presents a roll-forward of the amount of credit losses on debt securities held by First Guaranty for which a portion of OTTI was recognized in other comprehensive income for the six months ended June 30, 2018 and 2017:

(in thousands)	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Beginning balance of credit losses at end of prior year	$60	$60
Other-than-temporary impairment credit losses on securities not previously OTTI	-	-
Increases for additional credit losses on securities previously determined to be OTTI	-	-
Reduction for increases in cash flows	-	-
Reduction due to credit impaired securities sold or fully settled	-	-
Ending balance of cumulative credit losses recognized in earnings at end of period	$60	$60

In the first six months of 2018 there were no other-than-temporary impairment credit losses on securities for which we had previously recognized OTTI. For securities that have indications of credit related impairment, management analyzes future expected cash flows to determine if any credit related impairment is evident. Estimated cash flows are determined using management's best estimate of future cash flows based on specific assumptions. The assumptions used to determine the cash flows were based on estimates of loss severity and credit default probabilities. Management reviews reports from credit rating agencies and public filings of issuers.

At June 30, 2018, First Guaranty's exposure to bond issuers that exceeded 10% of shareholders' equity is below:

	At June 30, 2018
(in thousands)	Amortized Cost	Fair Value
Federal Home Loan Bank (FHLB)	$49,396	$47,103
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	58,625	56,980
Federal National Mortgage Association (Fannie Mae-FNMA)	110,447	105,998
Federal Farm Credit Bank (FFCB)	127,273	121,498
Total	$345,741	$331,579

Note 5. Loans

The following table summarizes the components of First Guaranty's loan portfolio as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$91,654	7.8%	$112,603	9.8%
Farmland	24,448	2.1%	25,691	2.2%
1- 4 Family	164,841	14.0%	158,733	13.8%
Multifamily	43,118	3.6%	16,840	1.4%
Non-farm non-residential	569,559	48.4%	530,293	46.1%
Total Real Estate	893,620	75.9%	844,160	73.3%
Non-Real Estate:
Agricultural	26,517	2.3%	21,514	1.9%
Commercial and industrial	200,349	17.0%	230,638	20.0%
Consumer and other	56,458	4.8%	55,185	4.8%
Total Non-Real Estate	283,324	24.1%	307,337	26.7%
Total loans before unearned income	1,176,944	100.0%	1,151,497	100.0%
Unearned income	(2,803)		(2,483)
Total loans net of unearned income	$1,174,141		$1,149,014

The following table summarizes fixed and floating rate loans by contractual maturity, excluding nonaccrual loans, as of June 30, 2018 and December 31, 2017 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	June 30, 2018			December 31, 2017
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$129,994	$83,238	$213,232	$89,383	$75,361	$164,744
More than one to five years	373,546	228,814	602,360	390,333	251,135	641,468
More than five to 15 years	129,436	75,821	205,257	124,215	70,273	194,488
Over 15 years	76,320	70,806	147,126	70,366	67,881	138,247
Subtotal	$709,296	$458,679	1,167,975	$674,297	$464,650	1,138,947
Nonaccrual loans			8,969			12,550
Total loans before unearned income			1,176,944			1,151,497
Unearned income			(2,803)			(2,483)
Total loans net of unearned income			$1,174,141			$1,149,014

As of June 30, 2018, $50.0 million of floating rate loans were at their interest rate floor. At December 31, 2017, $95.4 million of floating rate loans were at the interest rate floor. Nonaccrual loans have been excluded from these totals.

The following tables present the age analysis of past due loans at June 30, 2018 and December 31, 2017:

	As of June 30, 2018
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$160	$326	$486	$91,168	$91,654	$-
Farmland	3,585	638	4,223	20,225	24,448	-
1 - 4 family	1,183	2,278	3,461	161,380	164,841	28
Multifamily	-	-	-	43,118	43,118	-
Non-farm non-residential	6,821	3,821	10,642	558,917	569,559	-
Total Real Estate	11,749	7,063	18,812	874,808	893,620	28
Non-Real Estate:
Agricultural	-	1,360	1,360	25,157	26,517	-
Commercial and industrial	402	573	975	199,374	200,349	226
Consumer and other	237	227	464	55,994	56,458	-
Total Non-Real Estate	639	2,160	2,799	280,525	283,324	226
Total loans before unearned income	$12,388	$9,223	$21,611	$1,155,333	$1,176,944	$254
Unearned income					(2,803)
Total loans net of unearned income					$1,174,141

	As of December 31, 2017
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$95	$371	$466	$112,137	$112,603	$-
Farmland	175	65	240	25,451	25,691	-
1 - 4 family	1,481	1,953	3,434	155,299	158,733	-
Multifamily	-	-	-	16,840	16,840	-
Non-farm non-residential	1,006	3,758	4,764	525,529	530,293	-
Total Real Estate	2,757	6,147	8,904	835,256	844,160	-
Non-Real Estate:
Agricultural	239	1,537	1,776	19,738	21,514	41
Commercial and industrial	630	5,624	6,254	224,384	230,638	798
Consumer and other	463	81	544	54,641	55,185	-
Total Non-Real Estate	1,332	7,242	8,574	298,763	307,337	839
Total loans before unearned income	$4,089	$13,389	$17,478	$1,134,019	$1,151,497	$839
Unearned income					(2,483)
Total loans net of unearned income					$1,149,014

The tables above include $9.0 million and $12.6 million of nonaccrual loans at June 30, 2018 and December 31, 2017, respectively. See the tables below for more detail on nonaccrual loans.

The following is a summary of nonaccrual loans by class at the dates indicated:

(in thousands)	As of June 30, 2018	As of December 31, 2017
Real Estate:
Construction & land development	$326	$371
Farmland	638	65
1 - 4 family	2,250	1,953
Multifamily	-	-
Non-farm non-residential	3,821	3,758
Total Real Estate	7,035	6,147
Non-Real Estate:
Agricultural	1,360	1,496
Commercial and industrial	347	4,826
Consumer and other	227	81
Total Non-Real Estate	1,934	6,403
Total Nonaccrual Loans	$8,969	$12,550

The following table identifies the credit exposure of the loan portfolio, including loans acquired with deteriorated credit quality, by specific credit ratings as of the dates indicated:

	As of June 30, 2018					As of December 31, 2017
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Construction & land development	$88,587	$129	$2,938	$-	$91,654	$108,200	$125	$4,278	$-	$112,603
Farmland	20,186	3,582	680	-	24,448	25,030	569	92	-	25,691
1 - 4 family	154,371	2,105	8,365	-	164,841	149,426	1,856	7,451	-	158,733
Multifamily	36,340	-	6,778	-	43,118	9,366	639	6,835	-	16,840
Non-farm non-residential	543,734	6,107	19,177	541	569,559	510,494	2,490	17,309	-	530,293
Total Real Estate	843,218	11,923	37,938	541	893,620	802,516	5,679	35,965	-	844,160
Non-Real Estate:
Agricultural	23,729	105	2,683	-	26,517	19,050	995	1,469	-	21,514
Commercial and industrial	195,250	220	4,879	-	200,349	201,722	19,187	5,169	4,560	230,638
Consumer and other	56,085	148	225	-	56,458	48,225	68	6,892	-	55,185
Total Non-Real Estate	275,064	473	7,787	-	283,324	268,997	20,250	13,530	4,560	307,337
Total loans before unearned income	$1,118,282	$12,396	$45,725	$541	$1,176,944	$1,071,513	$25,929	$49,495	$4,560	$1,151,497
Unearned income					(2,803)					(2,483)
Total loans net of unearned income					$1,174,141					$1,149,014

Purchased Impaired Loans

As part of the acquisition of Premier on June 16, 2017, First Guaranty purchased credit impaired loans for which there was, at acquisition, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows at June 30, 2018 and  December 31, 2017.

(in thousands)	As of June 30, 2018	As of December 31, 2017
Real Estate:
Construction & land development	$-	$1,135
Farmland	5	8
1 - 4 family	51	50
Multifamily	-	-
Non-farm non-residential	2,365	2,148
Total Real Estate	2,421	3,341
Non-Real Estate:
Agricultural	-	-
Commercial and industrial	926	1,017
Consumer and other	-	-
Total Non-Real Estate	926	1,017
Total	$3,347	$4,358

For those purchased loans disclosed above, there was no allowance for loan losses at June 30, 2018 or December 31, 2017.

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

The accretable yield, or income expected to be collected, on the purchased loans above is as follows for the six months ended June 30, 2018 and 2017.

(in thousands)	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Balance, beginning of period	$1,031	$-
Acquisition accretable yield	-	1,261
Accretion	(311)	(13)
Net transfers from nonaccretable difference to accretable yield	-	-
Balance, end of period	$720	$1,248

Note 6. Allowance for Loan Losses

A summary of changes in the allowance for loan losses, by portfolio type, for the six months ended June 30, 2018 and 2017 are as follows:

	For the Six Months Ended June 30,
	2018					2017
(in thousands)	Beginning Allowance (12/31/2017)	Charge-offs	Recoveries	Provision	Ending Allowance (6/30/2018)	Beginning Allowance (12/31/2016)	Charge-offs	Recoveries	Provision	Ending Allowance (6/30/2017)
Real Estate:
Construction & land development	$628	$-	$3	$-	$631	$1,232	$-	$1	$(307)	$926
Farmland	5	-	-	24	29	19	-	-	(13)	6
1 - 4 family	1,078	(97)	84	(160)	905	1,204	(1)	25	(190)	1,038
Multifamily	994	-	20	384	1,398	591	-	20	(235)	376
Non-farm non-residential	2,811	-	51	1,813	4,675	3,451	(653)	7	652	3,457
Total real estate	5,516	(97)	158	2,061	7,638	6,497	(654)	53	(93)	5,803
Non-Real Estate:
Agricultural	187	(49)	12	374	524	74	(33)	8	33	82
Commercial and industrial	2,377	(102)	1,615	(1,912)	1,978	3,543	(88)	12	1,730	5,197
Consumer and other	1,125	(285)	97	(324)	613	972	(997)	150	371	496
Unallocated	20	-	-	(3)	17	28	-	-	(28)	-
Total Non-Real Estate	3,709	(436)	1,724	(1,865)	3,132	4,617	(1,118)	170	2,106	5,775
Total	$9,225	$(533)	$1,882	$196	$10,770	$11,114	$(1,772)	$223	$2,013	$11,578

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio and by recoveries. The result is an allocation of the loan loss reserve from one category to another.

A summary of the allowance and loans, including loans acquired with deteriorated credit quality, individually and collectively evaluated for impairment are as follows:

	As of June 30, 2018
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Individually Evaluated for Purchased Credit-Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Individually Evaluated for Purchased Credit-Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$42	$-	$589	$631	$316	$-	$91,338	$91,654
Farmland	-	-	29	29	-	5	24,443	24,448
1 - 4 family	-	-	905	905	631	51	164,159	164,841
Multifamily	-	-	1,398	1,398	-	-	43,118	43,118
Non-farm non-residential	1,717	-	2,958	4,675	7,849	2,365	559,345	569,559
Total Real Estate	1,759	-	5,879	7,638	8,796	2,421	882,403	893,620
Non-Real Estate:
Agricultural	145	-	379	524	1,750	-	24,767	26,517
Commercial and industrial	150	-	1,828	1,978	1,114	926	198,309	200,349
Consumer and other	-	-	613	613	-	-	56,458	56,458
Unallocated	-	-	17	17	-	-	-	-
Total Non-Real Estate	295	-	2,837	3,132	2,864	926	279,534	283,324
Total	$2,054	$-	$8,716	$10,770	$11,660	$3,347	$1,161,937	$1,176,944
Unearned Income								(2,803)
Total loans net of unearned income								$1,174,141

	As of December 31, 2017
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Individually Evaluated for Purchased Credit-Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Individually Evaluated for Purchased Credit-Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$-	$-	$628	$628	$-	$1,135	$111,468	$112,603
Farmland	-	-	5	5	-	8	25,683	25,691
1 - 4 family	-	-	1,078	1,078	-	50	158,683	158,733
Multifamily	-	-	994	994	-	-	16,840	16,840
Non-farm non-residential	236	-	2,575	2,811	8,990	2,148	519,155	530,293
Total Real Estate	236	-	5,280	5,516	8,990	3,341	831,829	844,160
Non-Real Estate:
Agricultural	66	-	121	187	861	-	20,653	21,514
Commercial and industrial	565	-	1,812	2,377	5,731	1,017	223,890	230,638
Consumer and other	-	-	1,125	1,125	-	-	55,185	55,185
Unallocated	-	-	20	20	-	-	-	-
Total Non-Real Estate	631	-	3,078	3,709	6,592	1,017	299,728	307,337
Total	$867	$-	$8,358	$9,225	$15,582	$4,358	$1,131,557	$1,151,497
Unearned Income								(2,483)
Total loans net of unearned income								$1,149,014

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

The following is a summary of impaired loans, excluding loans acquired with deteriorated credit quality, by class as of the date indicated:

	As of June 30, 2018
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$-	$-	$-	$-	$-	$-
Farmland	-	-	-	-	-	-
1 - 4 family	631	631	-	620	14	-
Multifamily	-	-	-	-	-	-
Non-farm non-residential	541	541	-	541	16	18
Total Real Estate	1,172	1,172	-	1,161	30	18
Non-Real Estate:
Agricultural	300	435	-	770	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	300	435	-	770	-	-
Total Impaired Loans with no related allowance	1,472	1,607	-	1,931	30	18

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	-	-	-	-	-	-
Farmland	-	-	-	-	-	-
1 - 4 family	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-
Non-farm non-residential	5,999	6,352	1,714	6,135	67	69
Total Real Estate	5,999	6,352	1,714	6,135	67	69
Non-Real Estate:
Agricultural	1,450	1,499	145	1,491	26	-
Commercial and industrial	1,114	1,114	150	1,138	36	33
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	2,564	2,613	295	2,629	62	33
Total Impaired Loans with an allowance recorded	8,563	8,965	2,009	8,764	129	102

Total Impaired Loans	$10,035	$10,572	$2,009	$10,695	$159	$120

The following is a summary of impaired loans, excluding loans acquired with deteriorated credit quality, by class as of the date indicated:

	As of December 31, 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$-	$-	$-	$-	$-	$-
Farmland	-	-	-	-	-	-
1 - 4 family	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-
Non-farm non-residential	5,771	5,771	-	5,933	248	279
Total Real Estate	5,771	5,771	-	5,933	248	279
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-
Total Impaired Loans with no related allowance	5,771	5,771	-	5,933	248	279

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	-	-	-	-	-	-
Farmland	-	-	-	-	-	-
1 - 4 family	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-
Non-farm non-residential	3,219	3,570	236	3,555	183	127
Total Real Estate	3,219	3,570	236	3,555	183	127
Non-Real Estate:
Agricultural	861	920	66	1,117	70	17
Commercial and industrial	5,731	9,062	565	8,121	65	84
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	6,592	9,982	631	9,238	135	101
Total Impaired Loans with an allowance recorded	9,811	13,552	867	12,793	318	228

Total Impaired Loans	$15,582	$19,323	$867	$18,726	$566	$507

Troubled Debt Restructurings

A troubled debt restructuring ("TDR") is considered such if the lender for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. The modifications to First Guaranty's TDRs were concessions on either the interest rate charged or the amortization. The effect of the modifications to First Guaranty was a reduction in interest income. These loans have an allocated reserve in First Guaranty's allowance for loan losses. First Guaranty has not restructured any loans that are considered TDRs in the six months ended June 30, 2018.

The following table identifies the TDRs as of June 30, 2018 and December 31, 2017:

	June 30, 2018				December 31, 2017
	Accruing Loans				Accruing Loans
(in thousands)	Current	30-89 Days Past Due	Nonaccrual	Total TDRs	Current	30-89 Days Past Due	Nonaccrual	Total TDRs
Real Estate:
Construction & land development	$-	$-	$316	$316	$-	$-	$334	$334
Farmland	-	-	-	-	-	-	-	-
1-4 Family	-	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-	-
Non-farm non residential	1,310	-	-	1,310	2,138	-	-	2,138
Total Real Estate	1,310	-	316	1,626	2,138	-	334	2,472
Non-Real Estate:
Agricultural	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-	-	-
Total	$1,310	$-	$316	$1,626	$2,138	$-	$334	$2,472

The following table discloses TDR activity for the six months ended June 30, 2018.

	Troubled Debt Restructured Loans Activity Six Months Ended June 30, 2018
(in thousands)	Beginning balance December 31, 2017	New TDRs	Charge-offs post-modification	Transferred to ORE	Paydowns	Construction to permanent financing	Restructured to market terms	Other adjustments	Ending balance June 30, 2018
Real Estate:
Construction & land development	$334	$-	$-	$-	$(18)	$-	$-	$-	$316
Farmland	-	-	-	-	-	-	-	-	-
1 - 4 family	-	-	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-	-	-
Non-farm non-residential	2,138	-	-	-	(828)	-	-	-	1,310
Total Real Estate	2,472	-	-	-	(846)	-	-	-	1,626
Non-Real Estate:
Agricultural	-	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-	-	-	-
Total	$2,472	$-	$-	$-	$(846)	$-	$-	-	$1,626

There were no commitments to lend additional funds to debtors whose terms have been modified in a TDR at June 30, 2018.

Note 7. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to impairment testing. Other intangible assets continue to be amortized over their useful lives. First Guaranty's goodwill is the difference in purchase price over the fair value of net assets acquired from its acquisition of Homestead Bancorp in 2007 and Premier in 2017. Goodwill totaled $3.5 million at June 30, 2018 and December 31, 2017. No impairment charges have been recognized on First Guaranty's intangible assets. Loan servicing assets decreased $0.1 million to $1.1 million at June 30, 2018 compared to December 31, 2017. Other intangible assets recorded include core deposit intangibles, which are subject to amortization. The weighted-average amortization period remaining for First Guaranty's core deposit intangibles is 9.6 years at June 30, 2018. The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions.

Note 8. Other Real Estate (ORE)

Other real estate owned consists of the following at the dates indicated:

(in thousands)	June 30, 2018	December 31, 2017
Real Estate Owned Acquired by Foreclosure:
Residential	$164	$23
Construction & land development	250	304
Non-farm non-residential	811	954
Total Other Real Estate Owned and Foreclosed Property	$1,225	$1,281

Loans secured by one-to-four family residential properties in the process of foreclosure totaled $0.6 million as of June 30, 2018.

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

Below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at June 30, 2018 and December 31, 2017:

Contract Amount

(in thousands)	June 30, 2018	December 31, 2017
Commitments to Extend Credit	$79,188	$78,125
Unfunded Commitments under lines of credit	$112,579	$101,344
Commercial and Standby letters of credit	$8,448	$7,886

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

While the final outcome of legal proceedings is inherently uncertain, based on information currently available as of June 30, 2018, any incremental liability arising from First Guaranty's legal proceedings will not have a material adverse effect on First Guaranty's financial position or results of operations.

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified within Level 3 in First Guaranty's portfolio as of June 30, 2018 includes corporate debt and municipal securities.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	June 30, 2018	December 31, 2017
Available for Sale Securities Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$8,479	$19,980
Level 2: Significant Other Observable Inputs	335,176	355,022
Level 3: Significant Unobservable Inputs	4,821	6,533
Securities available for sale measured at fair value	$348,476	$381,535

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

The change in Level 1 securities available for sale from December 31, 2017 to June 30, 2018 was due principally to a net decrease in Treasury bills of $11.5 million. The change in Level 2 securities available for sale from December 31, 2017 to June 30, 2018 was due principally to a reduction in corporate and municipal bonds related to sales and maturities offset by the purchase of mortgage-backed securities. There were no transfers between Level 1 and 2 securities available for sale from December 31, 2017 to June 30, 2018.

The following table reconciles assets measured at fair value on a recurring basis using unobservable inputs (Level 3):

Level 3 Changes
(in thousands)	June 30, 2018
Balance, beginning of year	$6,533
Total gains or losses (realized/unrealized):
Included in earnings	15
Included in other comprehensive income	(36)
Purchases, sales, issuances and settlements, net	(1,899)
Transfers in and/or out of Level 3	208
Balance as of end of period	$4,821

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held as of June 30, 2018.

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of June 30, 2018 and December 31, 2017, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At June 30, 2018	At December 31, 2017
Impaired Loans - Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$-	$-
Level 2: Significant Other Observable Inputs	-	-
Level 3: Significant Unobservable Inputs	6,855	12,003
Impaired loans measured at fair value	$6,855	$12,003

Other Real Estate Owned - Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$-	$-
Level 2: Significant Other Observable Inputs	1,225	1,249
Level 3: Significant Unobservable Inputs	-	32
Other real estate owned measured at fair value	$1,225	$1,281

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

Other Unrecognized Financial Instruments.

The fair value of commitments to extend credit is estimated using the fees charged to enter into similar legally binding agreements, taking into account the remaining terms of the agreements and customers' credit ratings. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. Noninterest-bearing deposits are held at cost. The fair values of letters of credit are based on fees charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At June 30, 2018 and December 31, 2017 the fair value of guarantees under commercial and standby letters of credit was not material.

The estimated fair values and carrying values of the financial instruments at June 30, 2018 and December 31, 2017 are presented in the following table:

	June 30, 2018		December 31, 2017
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Cash and cash equivalents	$27,804	$27,804	$38,028	$38,028
Securities, available for sale	348,476	348,476	381,535	381,535
Securities, held to maturity	114,044	109,659	120,121	118,557
Federal Home Loan Bank stock	2,359	2,359	2,351	2,351
Loans held for sale	639	703	1,308	1,439
Loans, net	1,163,371	1,145,597	1,139,789	1,133,868
Accrued interest receivable	7,428	7,428	7,982	7,982

Liabilities
Deposits	$1,529,668	$1,526,834	$1,549,286	$1,549,449
Borrowings	32,231	32,248	38,274	38,294
Junior subordinated debentures	14,682	14,429	14,664	14,324
Accrued interest payable	2,457	2,457	2,488	2,488

There is no material difference between the contract amount and the estimated fair value of off-balance sheet items that are primarily comprised of short-term unfunded loan commitments that are generally at market prices.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of First Guaranty's financial condition and results of operations is intended to highlight the significant factors affecting First Guaranty's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data at June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly First Guaranty's financial position and results of operations for such periods.

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

Second Quarter and Six Months Ended June 30, 2018 Financial Overview

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

Financial highlights for the second quarter and six months ended June 30, 2018 are as follows:

●
Total assets were $1.7 billion at June 30, 2018 and $1.8 billion at December 31, 2017. Total loans were $1.2 billion at June 30, 2018, an increase of $25.1 million, or 2.2%, compared with December 31, 2017. Total deposits were $1.5 billion at June 30, 2018, a decrease of $19.6 million compared with December 31, 2017. Retained earnings was $49.8 million at June 30, 2018, an increase of $5.4 million compared to $44.5 million at December 31, 2017. Shareholders' equity was $141.2 million and $144.0 million at June 30, 2018 and December 31, 2017, respectively.

●
Net income for the second quarter of 2018 and 2017 was $4.6 million and $2.9 million, respectively. Net income for the six months ended June 30, 2018 was $8.2 million compared to $6.2 million for the six months ended June 30, 2017.

●
Earnings per common share were $0.52 and $0.35 for the second quarter of 2018 and 2017, respectively, and $0.93 and $0.74 for the six months ended June 30, 2018 and 2017, respectively. Total weighted average shares outstanding were 8,807,175 and 8,441,581 for the second quarter of 2018 and 2017, respectively, and 8,807,175 and 8,405,702 for the six months ended June 30, 2018 and 2017, respectively.

●
Net interest income for the second quarter of 2018 was $14.3 million compared to $12.8 million for the same period in 2017. Net interest income for the six months ended June 30, 2018 was $28.0 million compared to $25.5 million for the same period in 2017.

●
The provision for loan losses for the second quarter of 2018 was a credit of $0.4 million compared to a provision of $1.3 million for the same period in 2017. The provision for loan losses for the six months ended June 30, 2018 was $0.2 million compared to $2.0 million for the same period in 2017. First Guaranty received a $3.6 million negotiated payment in settlement of a commercial and industrial non-accrual loan on May 9, 2018. The payment resulted in a recovery of $1.6 million. The recovery impacted the allowance for loan losses and the end result was a negative provision for loan losses in the second quarter of 2018.

●
The net interest margin for the three months ended June 30, 2018 was 3.44% which was an increase of 11 basis points from the net interest margin of 3.33% for the same period in 2017. The net interest margin for the first six months of 2018 was 3.38% which was an increase of four basis points from the net interest margin of 3.34% for the first six months of 2017. First Guaranty attributed the increase in the net interest margin to a rise in interest income associated with loans and the change in balance sheet composition between higher yielding loans versus lower yielding securities. Loans as a percentage of average interest earning assets increased to 68.6% at June 30, 2018 compared to 64.4% at June 30, 2017.

●
Investment securities totaled $462.5 million at June 30, 2018, a decrease of $39.1 million when compared to $501.7 million at December 31, 2017. First Guaranty sold investment securities in order to fund loan growth, fund a seasonal decrease in public fund deposits and reduce interest rate risk. First Guaranty recognized a loss on sale of securities of $0.2 million in the second quarter of 2018. At June 30, 2018, available for sale securities, at fair value, totaled $348.5 million, a decrease of $33.1 million when compared to $381.5 million at December 31, 2017. At June 30, 2018, held-to-maturity securities, at amortized cost, totaled $114.0 million, a decrease of $6.1 million when compared to $120.1 million at December 31, 2017.

●
Total loans net of unearned income were $1.2 billion at June 30, 2018 compared to $1.1 billion at December 31, 2017. The net loan portfolio at June 30, 2018 totaled $1.2 billion, a net increase of $23.6 million from the December 31, 2017 net loan portfolio balance of $1.1 billion. Total loans net of unearned income are reduced by the allowance for loan losses which totaled $10.8 million at June 30, 2018 and $9.2 million at December 31, 2017, respectively.

●
Total impaired loans decreased $5.6 million to $11.7 million at June 30, 2018 compared to $15.6 million at December 31, 2017. Impaired loans decreased $4.4 million during the second quarter of 2018 from $14.4 million at March 31, 2018.

●
Nonaccrual loans decreased $3.6 million to $9.0 million at June 30, 2018 compared to $12.6 million at December 31, 2017. Nonaccrual loans decreased $1.5 million during the second quarter of 2018 from $10.5 million at March 31, 2018. The largest decrease in nonaccrual loans occurred as a result of the $3.6 million negotiated payment associated with a nonaccrual syndicated loan related to the oil and gas industry. This loan was impaired and rated as doubtful.

●
The allowance for loan losses was 0.92% of loans at June 30, 2018 compared to 0.80% at December 31, 2017. The allowance for loan losses as a percentage of total loans was 1.01% prior to the inclusion of the acquired loans from Premier.

●
Return on average assets for the three months ended June 30, 2018 and 2017 was 1.07% and 0.74%, respectively. Return on average assets for the six months ended June 30, 2018 and 2017 was 0.95% and 0.79%, respectively. Return on average common equity for the three months ended June 30, 2018 and 2017 was 13.11% and 8.98%, respectively. Return on average common equity for the six months ended June 30, 2018 and 2017 was 11.70% and 9.70%, respectively. Return on average assets is calculated by dividing annualized net income by average assets.  Return on average common equity is calculated by dividing annualized net income by average common equity.

●
Book value per common share was $16.03 as of June 30, 2018 compared to $15.93 as of June 30, 2017. The increase in book value was due primarily to the increase in retained earnings which was partially offset by changes in accumulated other comprehensive loss ("AOCI").  AOCI is comprised of unrealized gains and losses on available for sale securities.

●
First Guaranty's Board of Directors declared cash dividends of $0.16 per common share in the second quarter of 2018. First Guaranty also declared cash dividends of $0.16 per share during the second quarter of 2017, which was the equivalent of $0.15 per share after adjusting for the 10% common stock dividend paid in December 2017. First Guaranty has paid 100 consecutive quarterly dividends as of June 30, 2018.

●
In November 2017, First Guaranty announced the launch of an At-The-Market Equity Offering program ("ATM Offering"). First Guaranty may sell up to $25.0 million of common stock under the ATM Offering. First Guaranty expects to use the net proceeds of the ATM Offering for general corporate purposes, including support for organic growth and financing possible acquisitions of other financial institutions. First Guaranty did not sell any shares of common stock under the ATM Offering during the six months ended June 30, 2018.

Financial Condition

Changes in Financial Condition from December 31, 2017 to June 30, 2018

General

Total assets at June 30, 2018 were $1.7 billion, a decrease of $27.6 million, or 1.6%, from December 31, 2017. Assets decreased primarily due to decreases in investment securities of $39.1 million and cash and cash equivalents of $10.2 million offset by an increase in net loans of $23.6 million during the six months ended June 30, 2018.

Loans

Net loans increased $23.6 million, or 2.1%, to $1.2 billion at June 30, 2018 from December 31, 2017. Total net loans increased during the first six months of 2018 primarily due to a growth in local originations. Non-farm non-residential loan balances increased $39.3 million primarily due to local originations. Multifamily loans increased $26.3 million primarily due to the conversion of existing construction loans to permanent financing. One-to four-family loans increased $6.1 million primarily due to the continued growth in local loan originations. Agricultural loans increased $5.0 million primarily due to seasonal activity. Consumer and other loans increased $1.3 million due to local originations. Commercial and industrial loans decreased $30.3 million primarily due to paydowns. Construction and land development loans decreased $20.9 million principally due to payoffs and the conversion of interim construction loans to permanent financing which was concentrated in the multifamily category. Farmland loans decreased $1.2 million due to paydowns on agricultural loan commitments. First Guaranty had approximately 2.1% of funded and 0.9% of unfunded commitments in our loan portfolio to businesses engaged in support or service activities for oil and gas operations. First Guaranty had $162.7 million in loans related to our Texas markets at June 30, 2018. Syndicated loans at June 30, 2018 were $74.3 million, of which $27.8 million were shared national credits. Syndicated loans increased $3.9 million from $70.4 million at December 31, 2017 primarily due to fundings on existing lines of credit.

As of June 30, 2018, 75.9% of our loan portfolio was secured by real estate. There are no significant concentrations of credit to any individual borrower. The largest portion of our loan portfolio, at 48.4% as of June 30, 2018, was non-farm non-residential loans secured by real estate. Approximately 39.3% of the loan portfolio was based on a floating rate tied to the prime rate or LIBOR as of June 30, 2018. 69.8% of the loan portfolio is scheduled to mature within five years from June 30, 2018.

First Guaranty acquired in the Premier acquisition a portfolio of loans comprised of loans guaranteed principally by the U.S. Small Business Administration ("SBA") or by the U.S. Department of Agriculture ("USDA") and the unguaranteed portion of SBA and USDA loans for which the guaranteed portion had been sold into the secondary market. First Guaranty has incorporated this new business line during the last year in both its newly acquired Texas markets and its existing Louisiana markets. At June 30, 2018, First Guaranty's balance of SBA and USDA loans was $36.6 million of which $13.5 million retained the government guarantee and $23.1 million was the unguaranteed residual balance. At June 30, 2018, First Guaranty also serviced 54 SBA and USDA loans that totaled $48.4 million. First Guaranty receives servicing fee income on this portfolio.

Net loans are reduced by the allowance for loan losses which totaled $10.8 million at June 30, 2018 and $9.2 million at December 31, 2017. Loan charge-offs were $0.5 million during the first six months of 2018 and $1.8 million during the same period in 2017. Recoveries totaled $1.9 million during the first six months of 2018 and $0.2 million during the same period in 2017. See Note 5 of the Notes to Consolidated Financial Statements for more information on loans and Note 6 for more information on the allowance for loan losses.

Investment Securities

Investment securities at June 30, 2018 totaled $462.5 million, a decrease of $39.1 million compared to $501.7 million at December 31, 2017. The investment portfolio consisted of available-for-sale securities at fair market value for a total of $348.5 million at June 30, 2018 and held-to-maturity securities at amortized cost of $114.0 million at June 30, 2018.

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

Our available-for-sale securities portfolio totaled $348.5 million at June 30, 2018, a decrease of $33.1 million, or 8.7%, compared to $381.5 million at December 31, 2017. The decrease was primarily due to the sale of $61.0 million in U.S. Government agency and U.S. Treasury securities and $10.1 million in corporate securities for which the proceeds were used to fund loan growth and a seasonal decrease in public fund deposits. Partially offsetting this decrease was the purchase of $20.0 million in mortgage-backed securities used to collateralize public fund deposits.

Our held-to-maturity securities portfolio had an amortized cost of $114.0 million at June 30, 2018, a decrease of $6.1 million, or 5.1%, compared to $120.1 million at December 31, 2017. The decrease was primarily due to the continued amortization of our mortgage-backed securities.

At June 30, 2018, $22.2 million, or 4.8%, of the securities portfolio was scheduled to mature in less than one year. $70.6 million, or 15.3%, of the securities portfolio was scheduled to mature between one and five years. $212.3 million, or 45.9%, of the securities portfolio, not including collateralized mortgage obligations and mortgage-backed securities were scheduled to mature between five and ten years. Securities, not including collateralized mortgage obligations and mortgage-backed securities, with contractual maturity dates over 10 years totaled $26.5 million, or 5.7%, of the total securities portfolio at June 30, 2018. The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates. Prepayments of mortgages that collateralize mortgage-backed securities also affect the maturity of the securities portfolio. Based on internal forecasts as of June 30, 2018, management believes that the securities portfolio has a forecasted weighted average life of approximately 6.1 years based on the current interest rate environment. A parallel interest rate shock of 400 basis points is forecasted to increase the weighted average life of the portfolio to approximately 6.5 years. The portfolio had an estimated effective duration of 5.0 years at June 30, 2018.

There was no credit related other-than-temporary impairment of securities losses recognized during the six months ended June 30, 2018 or June 30, 2017.

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

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

(in thousands)	June 30, 2018	December 31, 2017
Nonaccrual loans:
Real Estate:
Construction and land development	$326	$371
Farmland	638	65
1 - 4 family residential	2,250	1,953
Multifamily	-	-
Non-farm non-residential	3,821	3,758
Total Real Estate	7,035	6,147
Non-Real Estate:
Agricultural	1,360	1,496
Commercial and industrial	347	4,826
Consumer and other	227	81
Total Non-Real Estate	1,934	6,403
Total nonaccrual loans	8,969	12,550

Loans 90 days and greater delinquent & accruing:
Real Estate:
Construction and land development	-	-
Farmland	-	-
1 - 4 family residential	28	-
Multifamily	-	-
Non-farm non-residential	-	-
Total Real Estate	28	-
Non-Real Estate:
Agricultural	-	41
Commercial and industrial	226	798
Consumer and other	-	-
Total Non-Real Estate	226	839
Total loans 90 days and greater delinquent & accruing	254	839

Total non-performing loans	9,223	13,389

Real Estate Owned:
Real Estate Loans:
Construction and land development	250	304
Farmland	-	-
1 - 4 family residential	164	23
Multifamily	-	-
Non-farm non-residential	811	954
Total Real Estate	1,225	1,281
Non-Real Estate Loans:
Agricultural	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total Non-Real Estate	-	-
Total Real Estate Owned	1,225	1,281

Total non-performing assets	$10,448	$14,670

Non-performing assets to total loans	0.89%	1.28%
Non-performing assets to total assets	0.61%	0.84%
Non-performing loans to total loans	0.79%	1.17%

At June 30, 2018, nonperforming assets totaled $10.4 million, or 0.61% of total assets, compared to $14.7 million, or 0.84%, of total assets at December 31, 2017, which represented a decrease of $4.2 million, or 28.8%. The decrease in non-performing assets occurred primarily as a result of a decrease in non-accrual loans from $12.6 million at December 31, 2017 to $9.0 million at June 30, 2018. The decrease in non-accrual loans was concentrated primarily in commercial and industrial loans.

At June 30, 2018, nonaccrual loans totaled $9.0 million, a decrease of $3.6 million, or 28.5%, compared to nonaccrual loans of $12.6 million at December 31, 2017. The reduction in nonaccrual loans was primarily associated with a $3.6 million payoff on a non-performing commercial and industrial loan relationship associated with a syndicated loan related to the oil and gas industry that was rated as doubtful. Nonaccrual loans were concentrated in four loan relationships that totaled $4.7 million, or 52.3%, of nonaccrual loans at June 30, 2018.

At June 30, 2018, loans 90 days or greater delinquent and still accruing totaled $0.3 million, a decrease of $0.5 million compared to $0.8 million at December 31, 2017. These loans were comprised of a $0.2 million commercial and industrial loan and a $28,000 one-to four-family loan at June 30, 2018.

Other real estate owned totaled $1.2 million at June 30, 2018 and $1.3 million at December 31, 2017.

At June 30, 2018, our largest non-performing assets were comprised of the following non-accrual loans and other real estate owned: (1) a non-farm non-residential loan that totaled $2.9 million; (2) an agricultural loan relationship that totaled $0.7 million; (3) a $0.7 million non-farm non-residential property included in other real estate owned; (4) a one-to four-family loan that totaled $0.6 million; and (5) a farmland loan that totaled $0.4 million. The agricultural loan has been charged down to its estimated fair value.

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

The following is a summary of loans restructured as TDRs at June 30, 2018 and December 31, 2017:

(in thousands)	June 30, 2018	December 31, 2017
Restructured Loans:
In Compliance with Modified Terms	$1,310	$2,138
Past Due 30 through 89 days and still accruing	-	-
Past Due 90 days and greater and still accruing	-	-
Nonaccrual	316	334
Restructured Loans that subsequently defaulted	-	-
Total Restructured Loans	$1,626	$2,472

At June 30, 2018, we had two outstanding TDRs: (1) a $1.3 million non-farm non-residential loan secured by commercial real estate, which is performing in accordance with its modified terms; and (2) a $0.3 million construction and land development loan secured by raw land that is on non-accrual. The restructuring of these loans were related to interest rate or amortization concessions.

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

The balance in the allowance for loan losses is principally influenced by the provision for loan losses, recoveries, and by net loan loss experience.  Additions to the allowance are charged to the provision for loan losses.  Losses are charged to the allowance as incurred and recoveries on losses previously charged to the allowance are credited to the allowance at the time recovery is collected.

The allowance for loan losses was $10.8 million or 0.92% of total loans and 116.8% of nonperforming loans at June 30, 2018.

Comparing June 30, 2018 to December 31, 2017, there were changes within the specific components of the allowance balance. The primary changes were an increase in the balance associated with non-farm non-residential loans, multifamily loans and agricultural loans. The largest changes with the allowance were associated with non-farm non-residential loans. The change was due to loan growth in the second quarter of 2018 in this category and credit deterioration associated with two non-farm non-residential loans.  One was a credit secured by a hotel / motel facility and one credit was secured by a truck stop gaming facility.  Both of these credits were rated substandard at June 30, 2018. This increase was partially offset by a decrease in the allowance for consumer and other loans, commercial and industrial loans and one-to four-family loans. The largest decrease in the allowance allocation was due to the aforementioned payoff of the $3.6 million non-accrual oil and gas credit. Special mention loans decreased by $13.5 million during the first six months of 2018 primarily due to improved credit quality in the syndicated loan portfolio. Substandard loans decreased by $3.8 million during the first six months of 2018 due to the upgrade of loans to special mention status. Doubtful loans decreased $4.0 million during the first six months of 2018, due to the partial charge off and payoff on a $3.6 million nonperforming commercial and industrial loan noted above.

First Guaranty charged off $0.5 million in loan balances during the first six months of 2018. The charged-off loan balances were concentrated in two loan relationships which totaled $0.2 million or 29.3% of the total charged off amount. The details of the $0.5 million in charged off loans were as follows:

1.	First Guaranty charged off $0.1 million on a one-to four-family loan in the first quarter of 2018. This loan had no remaining principal balance at June 30, 2018.
2.	First Guaranty charged off $0.1 million on a commercial and industrial loan in the second quarter of 2018. This loan had no remaining principal balance at June 30, 2018.
3.	Smaller loans and overdrawn deposit accounts comprised the remaining $0.3 million of charge-offs for the first six months of 2018.

The provision for loan losses decreased to $0.2 million in the first six months of 2018 from $2.0 million for the same period in 2017. The primary reason for the decrease year over year was due to the aforementioned $1.6 million recovery on the payoff of the $3.6 million nonperforming commercial and industrial loan received in the second quarter of 2018. The provision in the first six months of 2018 was taken to provide for current loan and deposit losses and to maintain the allowance proportionate to risks inherent in the loan portfolio. Total charge-offs were $0.5 million for the first six months of 2018 and $1.8 million for the same period in 2017.  Recoveries totaled $1.9 million during the first six months of 2018 and $0.2 million during the first six months of 2017. For more information, see Note 6 to Consolidated Financial Statements.

Other information related to the allowance for loan losses is as follows:

(in thousands)	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Loans:
Average outstanding balance	$1,148,882	$992,883
Balance at end of period	$1,174,141	$1,114,784

Allowance for Loan Losses:
Balance at beginning of year	$9,225	$11,114
Charge-offs	(533)	(1,772)
Recoveries	1,882	223
Provision	196	2,013
Balance at end of period	$10,770	$11,578

Deposits

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. We regularly assess our funding needs, deposit pricing and interest rate outlooks. From December 31, 2017 to June 30, 2018, total deposits decreased $19.6 million, or 1.3%, to $1.5 billion. Noninterest-bearing demand deposits decreased $2.1 million, or 0.8% during the first six months of 2018 to $249.6 million at June 30, 2018. The reduction in noninterest-bearing demand deposits was due to fluctuations in existing customer balances. Interest-bearing demand deposits decreased $49.5 million, or 8.1%, during the first six months of 2018 to $562.2 million at June 30, 2018. The reduction in interest-bearing demand deposits was primarily concentrated in brokered deposits and public fund interest-bearing demand deposits. Brokered deposits decreased $29.0 million from $115.9 million at December 31, 2017 to $86.9 million at June 30, 2018. First Guaranty reduced brokered deposits with local deposit growth in order to reduce interest rate risk. Time deposits increased $24.6 million, or 4.2%, to $605.9 million at June 30, 2018, primarily due to our local deposit campaign along with an increase in public fund time deposits. Savings deposits increased $7.3 million, or 7.0%, during the first six months of 2018 to $112.0 million at June 30, 2018, primarily related to increases in public fund deposits.

As we seek to strengthen our net interest margin and improve our earnings, attracting noninterest-bearing or lower cost deposits will be a primary emphasis. Management will continue to evaluate and update our product mix in its efforts to attract additional customers. We currently offer a number of deposit products that are competitively priced and designed to attract and retain customers with primary emphasis on noninterest-bearing deposits and other lower cost deposits.

As of June 30, 2018, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $437.5 million. At June 30, 2018, approximately $224.8 million of First Guaranty's certificates of deposit had a remaining term greater than one year.

The following table compares deposit categories for the periods indicated.

Total Deposits	For the Six Months Ended June 30,			For the Years Ended December 31,
	2018			2017			2016
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$252,847	16.4%	0.0%	$244,949	16.7%	0.0%	$221,634	17.2%	0.0%
Interest-bearing Demand	587,132	37.9%	1.4%	539,399	36.9%	1.0%	415,410	32.3%	0.6%
Savings	110,333	7.1%	0.3%	102,779	7.0%	0.2%	89,279	7.0%	0.1%
Time	597,651	38.6%	1.5%	575,666	39.4%	1.2%	558,982	43.5%	1.1%
Total Deposits	$1,547,963	100.0%	1.1%	$1,462,793	100.0%	0.9%	$1,285,305	100.0%	0.7%

Individual and Business Deposits	For the Six Months Ended June 30,			For the Years Ended December 31,
	2018			2017			2016
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$246,794	27.3%	0.0%	$240,337	28.0%	0.0%	$217,245	30.1%	0.0%
Interest-bearing Demand	207,683	22.9%	0.9%	187,439	21.8%	0.6%	117,221	16.2%	0.3%
Savings	84,348	9.3%	0.1%	82,442	9.6%	0.1%	72,647	10.0%	0.1%
Time	366,698	40.5%	1.4%	348,656	40.6%	1.3%	316,191	43.7%	1.3%
Total Individual and Business Deposits	$905,523	100.0%	0.8%	$858,874	100.0%	0.7%	$723,304	100.0%	0.6%

Public Fund Deposits	For the Six Months Ended June 30,			For the Years Ended December 31,
	2018			2017			2016
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$6,053	0.9%	0.0%	$4,612	0.8%	0.0%	$4,389	0.8%	0.0%
Interest-bearing Demand	379,449	59.1%	1.7%	351,960	58.3%	1.2%	298,189	53.0%	0.8%
Savings	25,985	4.0%	1.2%	20,337	3.4%	0.8%	16,632	3.0%	0.3%
Time	230,953	36.0%	1.6%	227,010	37.5%	1.1%	242,791	43.2%	0.8%
Total Public Fund Deposits	$642,440	100.0%	1.6%	$603,919	100.0%	1.2%	$562,001	100.0%	0.8%

The following table sets forth the distribution of our time deposit accounts.

(in thousands)	June 30, 2018
Time deposits of less than $100,000	$168,452
Time deposits of $100,000 through $250,000	157,001
Time deposits of more than $250,000	280,456
Total Time Deposits	$605,909

At June 30, 2018, public funds deposits totaled $632.6 million compared to $640.7 million at December 31, 2017. Public fund time deposits totaled $228.9 million at June 30, 2018 compared to $225.6 million at December 31, 2017. We have developed a program for the retention and management of public funds deposits. Since the end of 2012, we have maintained public funds deposits in excess of $400.0 million. These deposits are from public entities such as school districts, hospital districts, sheriff departments and municipalities. $594.1 million, or 94%, of these accounts at June 30, 2018, are under fiscal agency agreements with terms of three years or less. Deposits under fiscal agency agreements are generally stable but public entities may maintain the ability to negotiate term deposits on a specific basis including with other financial institutions. Three of these relationships account for 43% of public fund deposits that are under fiscal agency agreements. These deposits generally have stable balances as we maintain both operating accounts and time deposits for these entities. There is a seasonal component to public deposit levels associated with annual tax collections. Public funds will increase at the end of the year and during the first quarter. In addition to seasonal fluctuations, there are monthly fluctuations associated with internal payroll and short-term tax collection accounts for our public fund deposit accounts. Public funds deposit accounts are collateralized by FHLB letters of credit, by Louisiana municipal bonds and by eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac. We invest the majority of these public deposits in our investment portfolio, but have increasingly invested more public funds into loans during the last several years.

The following table sets forth public funds as a percent of total deposits.

(in thousands except for %)	June 30, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Public Funds:
Noninterest-bearing Demand	$6,454	$4,828	$4,114	$4,906	$3,241
Interest-bearing Demand	370,935	389,788	324,356	296,416	321,382
Savings	26,373	20,539	20,116	14,667	10,142
Time	228,884	225,591	208,330	252,688	266,743
Total Public Funds	$632,646	$640,746	$556,916	$568,677	$601,508
Total Deposits	$1,529,668	$1,549,286	$1,326,181	$1,295,870	$1,371,839
Total Public Funds as a percent of Total Deposits	41.4%	41.4%	42.0%	43.9%	43.9%

Borrowings

First Guaranty maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. First Guaranty had $10.9 million in short-term borrowings outstanding at June 30, 2018 compared to $15.5 million outstanding at December 31, 2017. First Guaranty has an available line of credit of $6.5 million, with no outstanding balance at June 30, 2018. First Guaranty had senior long-term debt totaling $21.3 million as of June 30, 2018 and $22.8 million at December 31, 2017.

First Guaranty also had junior subordinated debentures totaling $14.7 million at June 30, 2018 and at December 31, 2017.

First Guaranty had $300.0 million in Federal Home Loan Bank letters of credit as of June 30, 2018 compared to $294.2 million at December 31, 2017. Federal Home Loan Bank letters of credit are obtained primarily for collateralizing public deposits. The increase in Federal Home Loan Bank letters of credit reflects First Guaranty's strategy to transition public funds deposits into loans.

Total Shareholders' Equity

Total shareholders' equity decreased to $141.2 million at June 30, 2018 from $144.0 million at December 31, 2017. The decrease in shareholders' equity was principally the result of an increase of $8.2 million in accumulated other comprehensive loss, offset by an increase of $5.4 million in retained earnings. The increase in accumulated other comprehensive loss was primarily attributed to the increase in unrealized losses on available-for-sale securities during the six months ended June 30, 2018 due to the increase in interest rates. The $5.4 million increase in retained earnings was due to net income of $8.2 million during the six month period ended June 30, 2018, partially offset by $2.8 million in cash dividends paid on our common stock.

Results of Operations for the Second Quarter and Six Months Ended June 30, 2018 and 2017

Performance Summary

Three months ended June 30, 2018 compared to the three months ended June 30, 2017. Net income for the three months ended June 30, 2018 was $4.6 million, an increase of $1.7 million, or 56.8%, from $2.9 million for the three months ended June 30, 2017. The increase in net income for the three months ended June 30, 2018 as compared to the prior year period was primarily the result of increased interest income associated with loans, partially offset by increased interest and noninterest expense and decreased noninterest income. First Guaranty also experienced a decrease in income tax expense of $0.3 million resulting from the decrease in the federal corporate tax rate as a result of the Tax Cuts and Jobs Act. Earnings per common share for the three months ended June 30, 2018 was $0.52 per common share, an increase of 48.6% or $0.17 per common share from $0.35 per common share for the three months ended June 30, 2017.  The increase in earnings per share was caused by the increase in net income.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017. Net income for the six months ended June 30, 2018 was $8.2 million, an increase of $2.0 million, or 32.6%, from $6.2 million for the six months ended June 30, 2017. The increase in net income for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was primarily the result of the decrease in income tax expense of $1.1 million resulting from the decrease in the federal corporate tax rate as a result of the Tax Cuts and Jobs Act. First Guaranty also experienced increased interest income associated with loans, partially offset by increased interest and noninterest expense and decreased noninterest income. Earnings per common share for the six months ended June 30, 2018 was $0.93 per common share, an increase of 25.7% or $0.19 per common share from $0.74 per common share for the six months ended June 30, 2017. The increase in earnings per share was caused by the increase in net income.
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

Three months ended June 30, 2018 compared to the three months ended June 30, 2017. Net interest income for the three months ended June 30, 2018 and 2017 was $14.3 million and $12.8 million, respectively. The increase in net interest income for the three months ended June 30, 2018 as compared to the prior year period was primarily due to an increase in the average balance of our total interest-earning assets and an increase in the average yield of our total interest-earning assets, partially offset by the increase in the average balance of our total interest-bearing liabilities and an increase in the average rate of our total interest-bearing liabilities. The addition of Premier's interest-earning assets accounted for the majority of the increases in both the three month and six month periods ended June 30, 2018 over the comparable periods. For the three months ended June 30, 2018, the average balance of our total interest-earning assets increased by $122.6 million to $1.7 billion, and the average yield of our interest-earning assets increased by 44 basis points to 4.64% from 4.20% for the three months ended June 30, 2017.  For the three months ended June 30, 2018, the average balance of our total interest-bearing liabilities increased by $113.7 million to $1.3 billion, and the average rate of our total interest-bearing liabilities increased by 39 basis points to 1.51% from 1.12% for the three months ended June 30, 2017. Our net interest rate spread increased five basis points to 3.13% for the three months ended June 30, 2018 from 3.08% for the three months ended June 30, 2017.  Our net interest margin also increased 11 basis points to 3.44% for the three months ended June 30, 2018 from 3.33% for the three months ended June 30, 2017.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017. Net interest income for the six months ended June 30, 2018 and 2017 was $28.0 million and $25.5 million, respectively. The increase in net interest income for the six months ended June 30, 2018 as compared to the prior year period was primarily due to an increase in the average balance of our total interest-earning assets and an increase in the average yield of our total interest-earning assets, partially offset by the increase in the average balance of our total interest-bearing liabilities and an increase in the average rate of our total interest-bearing liabilities. For the six months ended June 30, 2018, the average balance of our total interest-earning assets increased by $132.7 million to $1.7 billion, and the average yield of our interest-earning assets increased by 37 basis points to 4.53% from 4.16% for the six months ended June 30, 2017.  For the six months ended June 30, 2018, the average balance of our total interest-bearing liabilities increased by $124.1 million to $1.3 billion, and the average rate of our total interest-bearing liabilities increased by 39 basis points to 1.44% from 1.05% for the six months ended June 30, 2017. As a result, our net interest rate spread decreased two basis points to 3.09% for the six months ended June 30, 2018 from 3.11% for the six months ended June 30, 2017.  Our net interest margin increased four basis points to 3.38% for the six months ended June 30, 2018 from 3.34% for the six months ended June 30, 2017.

Interest Income

Three months ended June 30, 2018 compared to the three months ended June 30, 2017. Interest income increased $3.1 million, or 19.3%, to $19.3 million for the three months ended June 30, 2018 as compared to the prior year period.  First Guaranty continues to transition assets from lower yielding securities to higher yielding loans in order to increase interest income. The increase in interest income resulted primarily from an increase in the average balance of our total interest-earning assets principally as a result of the Premier acquisition along with an increase in the average yield of our interest-earning assets. The average balance of interest-earning assets increased $122.6 million to $1.7 billion for the three months ended June 30, 2018 as compared to the prior year period. The average yield of interest-earning assets increased by 44 basis points to 4.64% for the three months ended June 30, 2018 compared to 4.20% for the three months ended June 30, 2017.

Interest income on securities increased $32,000, or 1.0%, to $3.3 million for the three months ended June 30, 2018 primarily as a result of an increase in the average yield on securities. The average yield on securities increased by 13 basis points to 2.73% for the three months ended June 30, 2018 from 2.60% for the three months ended June 30, 2017. The average balance of securities decreased $19.3 million to $488.5 million for the three months ended June 30, 2018 from $507.8 million for the three months ended June 30, 2017 due to a decrease in the average balance of our agency and corporate securities as a result of securities sales.

Interest income on loans increased $3.1 million, or 24.1%, to $15.9 million for the three months ended June 30, 2018 as a result of an increase in the average balance of loans along with an increase in the average yield on loans. The average balance of loans (excluding loans held for sale) increased by $149.9 million to $1.2 billion for the three months ended June 30, 2018 from $1.0 billion for the three months ended June 30, 2017 as a result of new loan originations, acquired loans and loans assumed from the Premier acquistion, the majority of which were one-to-four family residential loans, commercial leases, commercial real estate loans and commercial and industrial loans. The average yield on loans (excluding loans held for sale) increased by 40 basis points to 5.50% for the three months ended June 30, 2018 from 5.10% for the three months ended June 30, 2017.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017. Interest income increased $5.8 million, or 18.2%, to $37.6 million for the six months ended June 30, 2018 as compared to the prior year period. First Guaranty continues to transition assets from lower yielding securities to higher yielding loans in order to increase interest income. The increase in interest income resulted primarily from an increase in the average balance of our total interest-earning assets principally as a result of the Premier acquisition along with an increase in the average yield of interest-earning assets. The average balance of our interest-earning assets increased $132.7 million to $1.7 billion for the six months ended June 30, 2018 as compared to the prior year period. The average yield of interest-earning assets increased by 37 basis points to 4.53% for the six months ended June 30, 2018 compared to 4.16% for the six months ended June 30, 2017.
Interest income on securities decreased $18,000 to $6.7 million for the six months ended June 30, 2018 primarily as a result of a decrease in the average balance of securities. The average balance of securities decreased $27.3 million to $498.0 million for the six months ended June 30, 2018 from $525.3 million for the six months ended June 30, 2017 due to a decrease in the average balance of our agency and corporate securities as a result of securities sales. The average yield on securities increased by 14 basis points to 2.71% for the six months ended June 30, 2018 from 2.57% for the six months ended June 30, 2017.
Interest income on loans increased $5.8 million, or 23.0%, to $30.8 million for the six months ended June 30, 2018 as a result of an increase in the average balance of loans along with an increase in the average yield on loans. The average balance of loans (excluding loans held for sale) increased by $156.0 million to $1.1 billion for the six months ended June 30, 2018 from $992.9 million for the six months ended June 30, 2017 as a result of new loan originations, acquired loans and loans assumed from the Premier acquistion, the majority of which were one-to-four family residential loans, commercial leases, commercial real estate loans and commercial and industrial loans. The average yield on loans (excluding loans held for sale) increased by 31 basis points to 5.39% for the six months ended June 30, 2018 from 5.08% for the six months ended June 30, 2017.

Interest Expense

Three months ended June 30, 2018 compared to the three months ended June 30, 2017. Interest expense increased $1.6 million, or 48.0%, to $5.0 million for the three months ended June 30, 2018 from $3.4 million for the three months ended June 30, 2017 due primarily to an increase in the average balance of interest-bearing deposits principally as a result of the Premier acquisition along with an increase in the average rate paid on interest-bearing deposits. The average balance of interest-bearing deposits increased by $107.2 million during the three months ended June 30, 2018 to $1.3 billion as a result of a $67.1 million increase in the average balance of time deposits, a $31.4 million increase in the average balance of interest-bearing demand deposits and a $8.7 million increase in the average balance of savings deposits. The average rate of interest-bearing demand deposits increased by 49 basis points during the three months ended June 30, 2018 to 1.51%. The increase in the average rate on interest-bearing demand deposits was due to those deposits, primarily public funds NOW accounts and brokered money market deposits, whose rates are contractually tied to national index rates such as the U.S. Federal Funds rate or short term U.S. Treasury rates which have increased over the last year.
Six months ended June 30, 2018 compared to the six months ended June 30, 2017. Interest expense increased $3.2 million, or 51.4%, to $9.5 million for the six months ended June 30, 2018 from $6.3 million for the six months ended June 30, 2017 due primarily to an increase in the average balance of interest-bearing deposits principally as a result of the Premier acquisition along with an increase in the average rate paid on interest-bearing deposits. The average balance of interest-bearing deposits increased by $122.2 million during the six months ended June 30, 2018 to $1.3 billion as a result of a $59.6 million increase in the average balance of time deposits, a $52.0 million increase in the average balance of interest-bearing demand deposits and a $10.6 million increase in the average balance of savings deposits. The average rate of interest-bearing demand deposits increased by 49 basis points during the six months ended June 30, 2018 to 1.41%. The increase in the average rate on interest-bearing demand deposits was due to those deposits, primarily public funds NOW accounts and brokered money market deposits, whose rates are contractually tied to national index rates such as the U.S. Federal Funds rate or short term U.S. Treasury rates which have increased over the last year.

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

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
(in thousands except for %)	Average Balance	Interest	Yield/Rate (5)	Average Balance	Interest	Yield/Rate (5)
Assets
Interest-earning assets:
Interest-earning deposits with banks	$16,015	$31	0.78%	$25,361	$41	0.65%
Securities (including FHLB stock)	488,525	3,330	2.73%	507,847	3,298	2.60%
Federal funds sold	601	-	0.00%	878	2	0.91%
Loans held for sale	1,989	34	6.77%	255	4	6.38%
Loans, net of unearned income	1,158,619	15,885	5.50%	1,008,759	12,822	5.10%
Total interest-earning assets	1,665,749	$19,280	4.64%	1,543,100	$16,167	4.20%

Noninterest-earning assets:
Cash and due from banks	10,319			8,090
Premises and equipment, net	38,177			27,161
Other assets	13,245			5,208
Total Assets	$1,727,490			$1,583,559

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$567,141	$2,142	1.51%	$535,786	$1,360	1.02%
Savings deposits	110,425	92	0.33%	101,684	50	0.20%
Time deposits	603,183	2,290	1.52%	536,061	1,591	1.19%
Borrowings	44,459	472	4.26%	38,002	374	3.95%
Total interest-bearing liabilities	1,325,208	$4,996	1.51%	1,211,533	$3,375	1.12%

Noninterest-bearing liabilities:
Demand deposits	255,981			236,099
Other	5,642			4,908
Total Liabilities	1,586,831			1,452,540

Shareholders' equity	140,659			131,019
Total Liabilities and Shareholders' Equity	$1,727,490			$1,583,559
Net interest income		$14,284			$12,792

Net interest rate spread (1)			3.13%			3.08%
Net interest-earning assets (2)	$340,541			$331,567
Net interest margin (3), (4)			3.44%			3.33%

Average interest-earning assets to interest-bearing liabilities			125.70%			127.37%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)
The tax adjusted net interest margin was 3.45% and 3.35% for the above periods ended June 30, 2018 and 2017 respectively. A 21% and 35% tax rate was used to calculate the effect on securities income from tax exempt securities for the above periods ended June 30, 2018 and 2017 respectively.

(5)	Annualized.

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
(in thousands except for %)	Average Balance	Interest	Yield/Rate (5)	Average Balance	Interest	Yield/Rate (5)
Assets
Interest-earning assets:
Interest-earning deposits with banks	$24,034	$116	0.97%	$22,021	$60	0.55%
Securities (including FHLB stock)	497,953	6,683	2.71%	525,257	6,701	2.57%
Federal funds sold	816	1	0.22%	563	2	0.62%
Loans held for sale	1,858	57	6.19%	140	4	5.84%
Loans, net of unearned income	1,148,882	30,726	5.39%	992,883	25,022	5.08%
Total interest-earning assets	1,673,543	$37,583	4.53%	1,540,864	$31,789	4.16%

Noninterest-earning assets:
Cash and due from banks	10,295			7,924
Premises and equipment, net	38,183			25,826
Other assets	13,818			4,931
Total Assets	$1,735,839			$1,579,545

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$587,132	$4,118	1.41%	$535,151	$2,442	0.92%
Savings deposits	110,333	174	0.32%	99,736	86	0.17%
Time deposits	597,651	4,375	1.48%	538,002	3,035	1.14%
Borrowings	41,449	877	4.27%	39,620	740	3.77%
Total interest-bearing liabilities	1,336,565	$9,544	1.44%	1,212,509	$6,303	1.05%

Noninterest-bearing liabilities:
Demand deposits	252,847			233,856
Other	5,107			4,579
Total Liabilities	1,594,519			1,450,944

Shareholders' equity	141,320			128,601
Total Liabilities and Shareholders' Equity	$1,735,839			$1,579,545
Net interest income		$28,039			$25,486

Net interest rate spread (1)			3.09%			3.11%
Net interest-earning assets (2)	$336,978			$328,355
Net interest margin (3), (4)			3.38%			3.34%

Average interest-earning assets to interest-bearing liabilities			125.21%			127.08%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)
The tax adjusted net interest margin was 3.39% and 3.36% for the above periods ended June 30, 2018 and 2017 respectively. A 21% and  35% tax rate was used to calculate the effect on securities income from tax exempt securities for the above periods ended June 30, 2018 and 2017 respectively.

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

For the three months ended June 30, 2018, the provision for loan losses was a credit of $0.4 million compared to $1.3 million for the same period in 2017. The allowance for loan losses at June 30, 2018 was $10.8 million and was 0.92% of total loans. The decrease in the provision was attributed to the improvement in credit quality of the loan portfolio. First Guaranty also received a $3.6 million negotiated payment in settlement of a commercial and industrial non-accrual loan on May 9, 2018. The payment resulted in a recovery of $1.6 million. The recovery impacted the allowance for loan losses and the end result was a negative provision for loan losses in the second quarter of 2018. The allowance for loan losses as a percentage of total loans was 1.01% prior to the inclusion of the acquired loans from Premier.

We recorded a $0.2 million provision for loan losses for the six months ended June 30, 2018 compared to $2.0 million for the same period in 2017. The decrease in the provision was attributed to the improvement in credit quality of the loan portfolio along with the aforementioned $1.6 million recovery received in the second quarter of 2018. Total charge-offs were $0.5 million for the first six months of 2018 and $1.8 million for the same period in 2017.
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

Noninterest income totaled $1.8 million for the three months ended June 30, 2018, a decrease of $0.2 million from $2.0 million for the three months ended June 30, 2017.  The decrease was primarily due to lower gains on securities sales.  Net securities losses were $0.2 million for the three months ended June 30, 2018 as compared to net securities gains of $0.4 million for the same period in 2017. The gains and losses on securities sales occurred as First Guaranty sold investment securities in order to fund loan growth. Service charges, commissions and fees totaled $0.8 million for the three months ended June 30, 2018 and  $0.6 million for the same period in 2017. ATM and debit card fees totaled $0.5 million for the three months ended June 30, 2018 and 2017. Net gains on the sale of loans were $0.1 million for the three months ended June 30, 2018 and 2017. Other noninterest income totaled $0.5 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively.

Noninterest income totaled $3.3 million for the six months ended June 30, 2018, a decrease of $0.6 million from $4.0 million for the six months ended June 30, 2017.  The decrease was primarily due to lower gains on securities sales.  Net securities losses were $0.2 million for the six months ended June 30, 2018 as compared to net securities gains of $0.9 million for the same period in 2017. The gains and losses on securities sales occurred as First Guaranty sold investment securities in order to fund loan growth. Service charges, commissions and fees totaled $1.5 million for the six months ended June 30, 2018 as compared to $1.1 million for the same period in 2017.  ATM and debit card fees totaled $1.0 million for the six months ended June 30, 2018 and 2017. Net gains on the sale of loans were $0.1 million for the six months ended June 30, 2018 and 2017. Other noninterest income totaled $0.9 million and $0.8 million for the six months ended June 30, 2018 and 2017, respectively.

Noninterest Expense

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense and other types of expenses.  Noninterest expense totaled $10.7 million for the three months ended June 30, 2018 and $9.0 million for the three months ended June 30, 2017. Salaries and benefits expense totaled $5.6 million for the three months ended June 30, 2018 and $4.6 million for the three months ended June 30, 2017, primarily due to the increase in personnel expense from the Premier acquisition and new hires. Occupancy and equipment expense totaled $1.4 million for the three months ended June 30, 2018 and $1.1 million for the same period of 2017. Other noninterest expense totaled $3.6 million for the three months ended June 30, 2018 and  $3.4 million for the three months ended June 30, 2017. Legal and professional fees totaled $0.6 million for the three months ended June 30, 2018, a decrease of $0.3 million from $0.9 million for the three months ended June 30, 2017. The reduction was due to the non-recurring expenses included in the second quarter of 2017 related to the acquisition of Premier.

Noninterest expense totaled $20.9 million for the six months ended June 30, 2018 and $18.0 million for the six months ended June 30, 2017. Salaries and benefits expense totaled $11.2 million for the six months ended June 30, 2018 and $9.4 million for the six months ended June 30, 2017, primarily due to the increase in personnel expense from the Premier acquisition and new hires. Occupancy and equipment expense totaled $2.7 million for the six months ended June 30, 2018 and $2.1 million for the six months ended June 30, 2017. Other noninterest expense totaled $6.9 million for the six months ended June 30, 2018 and $6.5 million for the same period in 2017. Legal and professional fees totaled $1.0 million for the six months ended June 30, 2018, a decrease of $0.4 million from $1.5 million for the six months ended June 30, 2017. The reduction was due to the non-recurring expenses included in the six months ended June 30, 2017 related to the acquisition of Premier.
The following table presents, for the periods indicated, the major categories of other noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Other noninterest expense:
Legal and professional fees	$580	$851	$1,043	$1,482
Data processing	426	324	793	631
ATM fees	331	299	605	576
Marketing and public relations	328	274	673	573
Taxes - sales, capital, and franchise	243	193	487	390
Operating supplies	154	111	289	211
Software expense and amortization	272	207	541	416
Travel and lodging	268	255	494	459
Telephone	47	36	102	76
Amortization of core deposits	137	80	273	160
Donations	103	91	190	181
Net costs from other real estate and repossessions	71	72	38	149
Regulatory assessment	211	204	400	401
Other	476	354	1,003	783
Total other noninterest expense	$3,647	$3,351	$6,931	$6,488

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other non-deductible expenses and the statutory tax rate. The provision for income taxes for the three months ended June 30, 2018 and 2017 was $1.2 million and $1.5 million, respectively.  The provision for income taxes decreased due to the decrease in the corporate federal income tax rate which took effect on January 1, 2018 as a result of the Tax Cuts and Jobs Act, which was partially offset by the increase in income before income taxes. First Guaranty's statutory tax rate was 21.0% for the three months ended June 30, 2018, which was a decrease of 14 basis points from the second quarter of 2017 rate of 35.0%.

The provision for income taxes for the six months ended June 30, 2018 and 2017 was $2.1 million and $3.2 million, respectively. The provision for income taxes decreased due to the decrease in the corporate federal income tax rate which took effect on January 1, 2018 as a result of the Tax Cuts and Jobs Act, which was partially offset by the increase in income before income taxes. First Guaranty's statutory tax rate was 21.0% for the six months ended June 30, 2018, which was a decrease of 14 basis points from the six months ended June 30, 2017 rate of 35.0%.

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

Loans maturing within one year or less at June 30, 2018 totaled $213.2 million. At June 30, 2018, time deposits maturing within one year or less totaled $381.1 million. First Guaranty's held-to-maturity ("HTM") portfolio at June 30, 2018 was $114.0 million or 24.7% of the investment portfolio compared to $120.1 million or 23.9% at December 31, 2017. The securities in the HTM portfolio are used to collateralize public funds deposits and may also be used to secure borrowings with the Federal Home Loan Bank or Federal Reserve Bank. The agency securities in the HTM portfolio have maturities of 10 years or less. The mortgage-backed securities have stated final maturities of 15 to 20 years at June 30, 2018. The municipal securities in the HTM portfolio have maturities of 20 years or less. The HTM portfolio had a forecasted weighted average life of approximately 5.89 years based on current interest rates. Management regularly monitors the size and composition of the HTM portfolio to evaluate its effect on First Guaranty's liquidity. First Guaranty's available-for-sale ("AFS") portfolio was $348.5 million or 75.3% of the investment portfolio as of June 30, 2018. The majority of the AFS portfolio was comprised of  U.S. Government Agencies, municipal bonds and investment grade corporate bonds. Management believes these securities are readily marketable and enhance First Guaranty's liquidity.

First Guaranty maintained a net borrowing capacity at the Federal Home Loan Bank totaling $53.7 million and $40.1 million at June 30, 2018 and December 31, 2017, respectively. The change in borrowing capacity with the Federal Home Loan Bank was due to changes in the value that First Guaranty receives on pledged collateral and due to First Guaranty's usage of the line. First Guaranty also has a discount window line with the Federal Reserve Bank. We also maintain federal funds lines of credit at various correspondent banks with borrowing capacity of $100.5 million and a revolving line of credit for $6.5 million with an availability of $6.5 million as of June 30, 2018 secured by a pledge of the Bank's common stock. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources

First Guaranty's capital position is reflected in shareholders' equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total shareholders' equity decreased to $141.2 million at June 30, 2018 from $144.0 million at December 31, 2017. The decrease in shareholders' equity was principally the result of an increase of $8.2 million in accumulated other comprehensive loss, offset by a $5.4 million increase in retained earnings. The increase in accumulated other comprehensive loss was primarily attributed to the increase in unrealized losses on available-for-sale securities during the six months ended June 30, 2018 due to the increase in interest rates. The $5.4 million increase in retained earnings was due to net income of $8.2 million during the six month period ended June 30, 2018, partially offset by $2.8 million in cash dividends paid on our common stock.

Regulatory Capital

Risk-based capital regulations adopted by the FDIC require banks to achieve and maintain specified ratios of capital to risk-weighted assets. Similar capital regulations apply to bank holding companies over $1.0 billion in assets. The risk-based capital rules are designed to measure "Tier 1" capital (consisting of common equity, retained earnings and a limited amount of qualifying perpetual preferred stock and trust preferred securities, net of goodwill and other intangible assets and accumulated other comprehensive income) and total capital in relation to the credit risk of both on- and off- balance sheet items. Under the guidelines, one of its risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk weighting. Applicable bank holding companies and all banks must maintain a minimum total capital to total risk weighted assets ratio of 8.00%, at least half of which must be in the form of core or Tier 1 capital. These guidelines also specify that bank holding companies that are experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels.

In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements.  As of June 30, 2018, the Bank's capital conservation buffer was 5.35% exceeding the minimum of 1.875% for 2018. As of June 30, 2018, First Guaranty's capital conservation buffer was 4.63% exceeding the minimum of 1.875% for 2018.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the Federal Reserve Board is required to amend its small bank holding company and savings and loan holding company policy statement to provide that holding companies with consolidated assets of less than $3 billion that are (i) not engaged in significant nonbanking activities, (ii) do not conduct significant off-balance sheet activities, and (3) do not have a material amount of SEC-registered debt or equity securities, other than trust preferred securities, that contribute to an organization's complexity, will no longer be subject to regulatory capital requirements, effective no later than November 2018.

In addition, as a result of the legislation, the federal banking agencies are required to develop a "Community Bank Leverage Ratio" (the ratio of a bank's tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A "qualifying community bank" that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered "well capitalized" under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution's risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  A financial institution can elect to be subject to this new definition.

At June 30, 2018, we satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.

	"Well Capitalized Minimums"	As of June 30, 2018	As of December 31, 2017
Tier 1 Leverage Ratio
Consolidated	5.00%	8.35%	8.27%
Bank	5.00%	9.76%	9.88%

Tier 1 Risk-based Capital Ratio
Consolidated	8.00%	10.72%	10.35%
Bank	8.00%	12.55%	12.39%

Total Risk-based Capital Ratio
Consolidated	10.00%	12.63%	12.14%
Bank	10.00%	13.35%	13.07%

Common Equity Tier One Capital Ratio
Consolidated	6.50%	10.72%	10.35%
Bank	6.50%	12.55%	12.39%

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

The following interest sensitivity analysis is one measurement of interest rate risk. This analysis reflects the contractual maturity characteristics of assets and liabilities over various time periods. This analysis does not factor in prepayments or interest rate floors on loans which may significantly change the report. This table includes nonaccrual loans in their respective maturity periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at June 30, 2018 illustrated below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

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

	June 30, 2018
	Interest Sensitivity Within
(in thousands except for %)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$413,460	$99,011	$512,471	$662,309	$1,174,780
Securities (including FHLB stock)	11,644	12,938	24,582	440,297	464,879
Federal Funds Sold	165	-	165	-	165
Other earning assets	17,852	-	17,852	-	17,852
Total earning assets	$443,121	$111,949	$555,070	$1,102,606	$1,657,676

Source of Funds:
Interest-bearing accounts:
Demand deposits	$562,222	$-	$562,222	$-	$562,222
Savings deposits	111,987	-	111,987	-	111,987
Time deposits	200,002	181,099	381,101	224,808	605,909
Short-term borrowings	10,925	-	10,925	-	10,925
Senior long-term debt	21,306	-	21,306	-	21,306
Junior subordinated debt	-	-	-	14,682	14,682
Noninterest-bearing, net	-	-	-	330,645	330,645
Total source of funds	$906,442	$181,099	$1,087,541	$570,135	$1,657,676

Period gap	$(463,321)	$(69,150)	$(532,471)	$532,471
Cumulative gap	$(463,321)	$(532,471)	$(532,471)	$-

Cumulative gap as a percent of earning assets	-28.0%	-32.1%	-32.1%

Net interest income at risk measures the risk of a decline in earnings due to changes in interest rates. The first table below presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in the yield curve over a 12-month horizon at June 30, 2018. Shifts are measured in 100 basis point increments (+400 through -100 basis points) from base case. We do not present shifts less than 100 basis points because of the current low interest rate environment. The base case scenario encompasses key assumptions for asset/liability mix, loan and deposit growth, pricing, prepayment speeds, deposit decay rates, securities portfolio cash flows and reinvestment strategy and the market value of certain assets under the various interest rate scenarios. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous shocks are performed against that yield curve. The second table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from a gradual shift in the yield curve over a 12 month horizon.

Instantaneous Changes in Interest Rates (In Basis Points)	Percent Change In Net Interest Income
+400	(12.48)%
+300	(8.99)%
+200	(5.99)%
+100	(2.82)%
Base	-%
-100	3.75%

Gradual Change in Interest Rates (In Basis Points)	Percent Change In Net Interest Income
+400	(5.34)%
+300	(3.93)%
+200	(2.56)%
+100	(1.14)%
Base	-%
-100	1.79%

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

At June 30, 2018, First Guaranty is subject to various legal proceedings in the normal course of business and otherwise. It is our belief that the ultimate resolution of such claims will not have a material adverse effect on First Guaranty's financial position or results of operations.

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

FIRST GUARANTY BANCSHARES, INC.

Date: August 9, 2018	By: /s/ Alton B. Lewis
Alton B. Lewis
Principal Executive Officer

Date: August 9, 2018	By: /s/ Eric J. Dosch
Eric J. Dosch
Principal Financial Officer
Secretary and Treasurer