Form 10-Q
period 2018-09-30
First Guaranty Bancshares, Inc.
filed 2018-11-09
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2018
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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes ☐No ☒

As of November 8, 2018 the registrant had 8,807,175 shares of $1 par value common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents:
Cash and due from banks	$63,762	$37,205
Federal funds sold	94	823
Cash and cash equivalents	63,856	38,028

Investment securities:
Available for sale, at fair value	327,449	381,535
Held to maturity, at cost (estimated fair value of $105,726 and $118,557 respectively)	110,950	120,121
Investment securities	438,399	501,656

Federal Home Loan Bank stock, at cost	2,381	2,351
Loans held for sale	570	1,308

Loans, net of unearned income	1,189,386	1,149,014
Less: allowance for loan losses	10,577	9,225
Net loans	1,178,809	1,139,789

Premises and equipment, net	38,902	38,020
Goodwill	3,472	3,472
Intangible assets, net	3,900	4,424
Other real estate, net	1,161	1,281
Accrued interest receivable	7,459	7,982
Other assets	13,644	12,119
Total Assets	$1,752,553	$1,750,430

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$251,767	$251,617
Interest-bearing demand	508,837	611,677
Savings	112,271	104,661
Time	671,567	581,331
Total deposits	1,544,442	1,549,286

Short-term borrowings	24,000	15,500
Accrued interest payable	3,295	2,488
Senior long-term debt	20,572	22,774
Junior subordinated debentures	14,691	14,664
Other liabilities	3,209	1,735
Total Liabilities	1,610,209	1,606,447

Shareholders' Equity
Common stock:
$1 par value - authorized 100,600,000 shares; issued 8,807,175 shares	8,807	8,807
Surplus	92,268	92,268
Retained earnings	52,138	44,464
Accumulated other comprehensive (loss)	(10,869)	(1,556)
Total Shareholders' Equity	142,344	143,983
Total Liabilities and Shareholders' Equity	$1,752,553	$1,750,430

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2018	2017	2018	2017
Interest Income:
Loans (including fees)	$16,867	$14,421	$47,650	$39,447
Deposits with other banks	158	82	274	142
Securities (including FHLB stock)	3,083	3,317	9,766	10,018
Federal funds sold	-	6	1	8
Total Interest Income	20,108	17,826	57,691	49,615

Interest Expense:
Demand deposits	2,155	1,460	6,273	3,902
Savings deposits	107	61	281	147
Time deposits	2,916	2,044	7,291	5,079
Borrowings	439	403	1,316	1,143
Total Interest Expense	5,617	3,968	15,161	10,271

Net Interest Income	14,491	13,858	42,530	39,344
Less: Provision for loan losses	372	1,051	568	3,064
Net Interest Income after Provision for Loan Losses	14,119	12,807	41,962	36,280

Noninterest Income:
Service charges, commissions and fees	768	718	2,262	1,851
ATM and debit card fees	540	497	1,572	1,464
Net (losses) gains on securities	(696)	62	(902)	996
Net gains on sale of loans	45	3	176	127
Other	542	723	1,437	1,518
Total Noninterest Income	1,199	2,003	4,545	5,956

Noninterest Expense:
Salaries and employee benefits	5,764	5,270	16,979	14,689
Occupancy and equipment expense	1,370	1,166	4,108	3,274
Other	4,022	3,709	10,953	10,197
Total Noninterest Expense	11,156	10,145	32,040	28,160

Income Before Income Taxes	4,162	4,665	14,467	14,076
Less: Provision for income taxes	765	1,603	2,872	4,831
Net Income	$3,397	$3,062	$11,595	$9,245

Per Common Share:[1]
Earnings	$0.39	$0.35	$1.32	$1.08
Cash dividends paid	$0.16	$0.15	$0.48	$0.44

Weighted Average Common Shares Outstanding	8,807,175	8,807,175	8,807,175	8,540,997

See Notes to Consolidated Financial Statements
1All share amounts have been restated to reflect the ten percent stock dividend paid December 14, 2017 to shareholders of record as of December 8, 2017.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net Income	$3,397	$3,062	$11,595	$9,245
Other comprehensive income:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(2,150)	1,148	(12,690)	4,488
Reclassification adjustments for gains (losses) included in net income	696	(62)	902	(996)
Change in unrealized (losses) gains on securities	(1,454)	1,086	(11,788)	3,492
Tax impact	305	(369)	2,475	(1,187)
Other comprehensive (loss) income	(1,149)	717	(9,313)	2,305
Comprehensive Income	$2,248	$3,779	$2,282	$11,550

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

	Common Stock $1 Par	Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
(in thousands, except per share data)
Balance December 31, 2016(1)	$8,369	$81,000	$38,979	$(3,999)	$124,349
Net income	-	-	9,245	-	9,245
Common stock issued in acquisition, 437,751 shares(1)	438	11,268	(1,056)	-	10,650
Other comprehensive income	-	-	-	2,305	2,305
Cash dividends on common stock ($0.44 per share)(1)	-	-	(3,780)	-	(3,780)
Balance September 30, 2017 (unaudited)	$8,807	$92,268	$43,388	$(1,694)	$142,769

Balance December 31, 2017	$8,807	$92,268	$44,464	$(1,556)	$143,983
Reclassification of stranded tax effects in accumulated other comprehensive income(2)	-	-	306	-	306
Net income	-	-	11,595	-	11,595
Other comprehensive income (loss)	-	-	-	(9,313)	(9,313)
Cash dividends on common stock ($0.48 per share)	-	-	(4,227)	-	(4,227)
Balance September 30, 2018 (unaudited)	$8,807	$92,268	$52,138	$(10,869)	$142,344

See Notes to Consolidated Financial Statements
(1) All share and per share amounts reflect the ten percent stock dividend paid December 14, 2017 to shareholders of record as of December 8, 2017.
(2) See Note 2 - Recent Accounting Pronouncements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in thousands)	2018	2017
Cash Flows From Operating Activities
Net income	$11,595	$9,245
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	568	3,064
Depreciation and amortization	2,299	1,757
Amortization/Accretion of investments	1,111	1,345
Loss (gain) on sale/call of securities	902	(996)
Gain on sale of assets	(190)	(198)
Repossessed asset write downs, gains and losses on dispositions	(67)	88
FHLB stock dividends	(30)	(15)
Net decrease (increase) in loans held for sale	738	(959)
Change in other assets and liabilities, net	3,648	(4,425)
Net Cash Provided By Operating Activities	20,574	8,906

Cash Flows From Investing Activities
Proceeds from maturities and calls of HTM securities	8,708	8,890
Proceeds from maturities, calls and sales of AFS securities	343,983	503,585
Funds Invested in HTM securities	-	(15,345)
Funds Invested in AFS securities	(302,848)	(483,705)
Net increase in loans	(39,885)	(42,081)
Purchase of premises and equipment	(2,449)	(4,755)
Proceeds from sales of premises and equipment	38	72
Proceeds from sales of other real estate owned	484	493
Cash paid in excess of cash received in acquisition	-	(2,907)
Net Cash Provided By (Used In) Investing Activities	8,031	(35,753)

Cash Flows From Financing Activities
Net (decrease) increase in deposits	(4,844)	43,673
Net increase (decrease) in federal funds purchased and short-term borrowings	8,500	(8,700)
Proceeds from long-term borrowings	-	3,750
Repayment of long-term borrowings	(2,206)	(2,346)
Dividends paid	(4,227)	(3,780)
Net Cash (Used In) Provided By Financing Activities	(2,777)	32,597

Net Increase In Cash and Cash Equivalents	25,828	5,750
Cash and Cash Equivalents at the Beginning of the Period	38,028	18,111
Cash and Cash Equivalents at the End of the Period	$63,856	$23,861

Noncash Activities:
Loans transferred to foreclosed assets	$297	$1,259
Common stock issued in acquisition	$-	$10,650

Cash Paid During The Period:
Interest on deposits and borrowed funds	$14,354	$9,839
Income taxes	$2,400	$9,900

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations at September 30, 2018 and for the three and nine month periods ended September 30, 2018 and 2017 are not necessarily indicative of the results expected for the full year or any other interim period. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and the valuation of investment securities.

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

In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". This ASU provides an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. This ASU requires disclosure of a description of the accounting policy for releasing income tax effects from AOCI; whether election is made to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act; and information about the other income tax effects that are reclassified. This ASU is effective for annual and interim periods beginning after December 15, 2018. First Guaranty adopted this ASU in the third quarter of 2018 and reclassified its stranded tax credit of $306,000 from accumulated other comprehensive income to retained earnings.

In August 2018, the FASB issued ASU No. 2018-13, "Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." This ASU removes, modifies, and adds certain disclosure requirements for fair value measurements. For example, public entities will no longer be required to disclose the valuation processes for Level 3 fair value measurements, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. In addition, entities may early adopt the modified or eliminated disclosure requirements and delay adoption of the additional disclosure requirements until their effective date. First Guaranty does not believe the adoption of this ASU will have a material impact on the Consolidated Financial Statements, as the update only revises disclosure requirements.

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
The following pro forma information for the nine months ended September 30, 2017 reflects First Guaranty's estimated consolidated results of operations as if the acquisition of Premier occurred at January 1, 2016, unadjusted for potential cost savings.

(in thousands, except share data)	2017

Net Interest Income	$41,854
Noninterest Income	6,156
Noninterest Expense	32,073
Net Income	8,379

Earnings per common share	$0.95

Note 4. Securities

A summary comparison of securities by type at September 30, 2018 and December 31, 2017 is shown below.

	September 30, 2018				December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S Treasuries	$16,597	$-	$(2)	$16,595	$19,490	$-	$(4)	$19,486
U.S. Government Agencies	161,409	-	(9,579)	151,830	200,052	-	(4,069)	195,983
Corporate debt securities	77,181	57	(3,109)	74,129	91,770	661	(946)	91,485
Mutual funds or other equity securities	478	-	-	478	500	-	(7)	493
Municipal bonds	34,633	953	(363)	35,223	37,210	2,434	(75)	39,569
Collateralized mortgage obligations	977	-	(28)	949	1,191	-	(6)	1,185
Mortgage-backed securities	49,932	-	(1,687)	48,245	33,680	-	(346)	33,334
Total available-for-sale securities	$341,207	$1,010	$(14,768)	$327,449	$383,893	$3,095	$(5,453)	$381,535

Held-to-maturity:
U.S. Government Agencies	$28,171	$-	$(1,597)	$26,574	$28,169	$-	$(670)	$27,499
Municipal bonds	5,245	-	(182)	5,063	5,322	15	(12)	5,325
Mortgage-backed securities	77,534	-	(3,445)	74,089	86,630	6	(903)	85,733
Total held-to-maturity securities	$110,950	$-	$(5,224)	$105,726	$120,121	$21	$(1,585)	$118,557

The scheduled maturities of securities at September 30, 2018, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to call or prepayments. Mortgage-backed securities are not due at a single maturity because of amortization and potential prepayment of the underlying mortgages. For this reason they are presented separately in the maturity table below.

	September 30, 2018
(in thousands)	Amortized Cost	Fair Value
Available For Sale:
Due in one year or less	$20,054	$20,073
Due after one year through five years	58,371	56,780
Due after five years through 10 years	194,914	185,007
Over 10 years	16,959	16,395
Subtotal	290,298	278,255
Collateralized mortgage obligations	977	949
Mortgage-backed securities	49,932	48,245
Total available-for-sale securities	$341,207	$327,449

Held to Maturity:
Due in one year or less	$-	$-
Due after one year through five years	5,249	5,136
Due after five years through 10 years	18,337	17,103
Over 10 years	9,830	9,398
Subtotal	33,416	31,637
Mortgage-backed securities	77,534	74,089
Total held to maturity securities	$110,950	$105,726

At September 30, 2018, $334.9 million of First Guaranty's securities were pledged to secure public funds deposits and borrowings. The pledged securities had a market value of $329.7 million as of September 30, 2018.

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at September 30, 2018.

				At September 30, 2018
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	2	$16,595	$(2)	-	$-	$-	2	$16,595	$(2)
U.S. Government agencies	1	954	(37)	53	150,876	(9,542)	54	151,830	(9,579)
Corporate debt securities	120	37,646	(1,153)	98	30,361	(1,956)	218	68,007	(3,109)
Mutual funds or other equity securities	-	-	-	-	-	-	-	-	-
Municipal bonds	22	7,703	(169)	6	4,370	(194)	28	12,073	(363)
Collateralized mortgage obligations	3	588	(17)	2	361	(11)	5	949	(28)
Mortgage-backed securities	27	21,339	(407)	26	25,688	(1,280)	53	47,027	(1,687)
Total available-for-sale	175	$84,825	$(1,785)	185	$211,656	$(12,983)	360	$296,481	$(14,768)

Held to maturity:
U.S. Government agencies	-	-	-	14	26,574	(1,597)	14	26,574	(1,597)
Municipal bonds	3	2,024	(72)	6	3,038	(110)	9	5,062	(182)
Mortgage-backed securities	12	17,417	(731)	44	56,673	(2,714)	56	74,090	(3,445)
Total held to maturity	15	$19,441	$(803)	64	$86,285	$(4,421)	79	$105,726	$(5,224)

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

As of September 30, 2018, 439 of First Guaranty's debt securities had unrealized losses totaling 4.7% of the individual securities' amortized cost basis and 4.4% of First Guaranty's total amortized cost basis of the investment securities portfolio. 249 of the 439 securities had been in a continuous loss position for over 12 months at such date. The 249 securities had an aggregate amortized cost basis of $315.3 million and an unrealized loss of $17.4 million at September 30, 2018. Management has the intent and ability to hold these debt securities until maturity or until anticipated recovery.

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

Corporate debt securities in a loss position consist primarily of corporate bonds issued by businesses in the financial, insurance, utility, manufacturing, industrial, consumer products and oil and gas industries. Two securities with an other-than-temporary impairment loss were held at September 30, 2018. First Guaranty believes that the remaining issuers will be able to fulfill the obligations of these securities based on evaluations described above. First Guaranty has the ability and intent to hold these securities until they recover, which could be at their maturity dates.

There were no other-than-temporary impairment losses recognized on securities during the nine months ended September 30, 2018 and 2017.

The following table presents a roll-forward of the amount of credit losses on debt securities held by First Guaranty for which a portion of OTTI was recognized in other comprehensive income for the nine months ended September 30, 2018 and 2017:

(in thousands)	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Beginning balance of credit losses at end of prior year	$60	$60
Other-than-temporary impairment credit losses on securities not previously OTTI	-	-
Increases for additional credit losses on securities previously determined to be OTTI	-	-
Reduction for increases in cash flows	-	-
Reduction due to credit impaired securities sold or fully settled	-	-
Ending balance of cumulative credit losses recognized in earnings at end of period	$60	$60

In the first nine months of 2018 there were no other-than-temporary impairment credit losses on securities for which we had previously recognized OTTI. For securities that have indications of credit related impairment, management analyzes future expected cash flows to determine if any credit related impairment is evident. Estimated cash flows are determined using management's best estimate of future cash flows based on specific assumptions. The assumptions used to determine the cash flows were based on estimates of loss severity and credit default probabilities. Management reviews reports from credit rating agencies and public filings of issuers.

At September 30, 2018, First Guaranty's exposure to bond issuers that exceeded 10% of shareholders' equity is below:

	At September 30, 2018
(in thousands)	Amortized Cost	Fair Value
U.S. Treasuries	$16,597	$16,595
Federal Home Loan Bank (FHLB)	48,397	45,709
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	49,086	47,200
Federal National Mortgage Association (Fannie Mae-FNMA)	102,289	97,094
Federal Farm Credit Bank (FFCB)	117,274	110,735
Total	$333,643	$317,333

Note 5. Loans

The following table summarizes the components of First Guaranty's loan portfolio as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$107,578	9.0%	$112,603	9.8%
Farmland	19,422	1.6%	25,691	2.2%
1- 4 Family	166,399	14.0%	158,733	13.8%
Multifamily	43,015	3.6%	16,840	1.4%
Non-farm non-residential	566,625	47.6%	530,293	46.1%
Total Real Estate	903,039	75.8%	844,160	73.3%
Non-Real Estate:
Agricultural	29,118	2.4%	21,514	1.9%
Commercial and industrial	194,136	16.3%	230,638	20.0%
Consumer and other	65,763	5.5%	55,185	4.8%
Total Non-Real Estate	289,017	24.2%	307,337	26.7%
Total loans before unearned income	1,192,056	100.0%	1,151,497	100.0%
Unearned income	(2,670)		(2,483)
Total loans net of unearned income	$1,189,386		$1,149,014

The following table summarizes fixed and floating rate loans by contractual maturity, excluding nonaccrual loans, as of September 30, 2018 and December 31, 2017 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	September 30, 2018			December 31, 2017
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$133,863	$86,293	$220,156	$89,383	$75,361	$164,744
More than one to five years	387,534	230,627	618,161	390,333	251,135	641,468
More than five to 15 years	130,055	72,303	202,358	124,215	70,273	194,488
Over 15 years	80,912	64,648	145,560	70,366	67,881	138,247
Subtotal	$732,364	$453,871	1,186,235	$674,297	$464,650	1,138,947
Nonaccrual loans			5,821			12,550
Total loans before unearned income			1,192,056			1,151,497
Unearned income			(2,670)			(2,483)
Total loans net of unearned income			$1,189,386			$1,149,014

As of September 30, 2018, $34.9 million of floating rate loans were at their interest rate floor. At December 31, 2017, $95.4 million of floating rate loans were at the interest rate floor. Nonaccrual loans have been excluded from these totals.

The following tables present the age analysis of past due loans at September 30, 2018 and December 31, 2017:

	As of September 30, 2018
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$24	$795	$819	$106,759	$107,578	$479
Farmland	552	492	1,044	18,378	19,422	-
1 - 4 family	1,675	2,094	3,769	162,630	166,399	-
Multifamily	-	-	-	43,015	43,015	-
Non-farm non-residential	887	609	1,496	565,129	566,625	-
Total Real Estate	3,138	3,990	7,128	895,911	903,039	479
Non-Real Estate:
Agricultural	1,961	1,898	3,859	25,259	29,118	-
Commercial and industrial	390	320	710	193,426	194,136	-
Consumer and other	513	121	634	65,129	65,763	29
Total Non-Real Estate	2,864	2,339	5,203	283,814	289,017	29
Total loans before unearned income	$6,002	$6,329	$12,331	$1,179,725	$1,192,056	$508
Unearned income					(2,670)
Total loans net of unearned income					$1,189,386

	As of December 31, 2017
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$95	$371	$466	$112,137	$112,603	$-
Farmland	175	65	240	25,451	25,691	-
1 - 4 family	1,481	1,953	3,434	155,299	158,733	-
Multifamily	-	-	-	16,840	16,840	-
Non-farm non-residential	1,006	3,758	4,764	525,529	530,293	-
Total Real Estate	2,757	6,147	8,904	835,256	844,160	-
Non-Real Estate:
Agricultural	239	1,537	1,776	19,738	21,514	41
Commercial and industrial	630	5,624	6,254	224,384	230,638	798
Consumer and other	463	81	544	54,641	55,185	-
Total Non-Real Estate	1,332	7,242	8,574	298,763	307,337	839
Total loans before unearned income	$4,089	$13,389	$17,478	$1,134,019	$1,151,497	$839
Unearned income					(2,483)
Total loans net of unearned income					$1,149,014

The tables above include $5.8 million and $12.6 million of nonaccrual loans at September 30, 2018 and December 31, 2017, respectively. See the tables below for more detail on nonaccrual loans.

The following is a summary of nonaccrual loans by class at the dates indicated:

(in thousands)	As of September 30, 2018	As of December 31, 2017
Real Estate:
Construction & land development	$316	$371
Farmland	492	65
1 - 4 family	2,094	1,953
Multifamily	-	-
Non-farm non-residential	609	3,758
Total Real Estate	3,511	6,147
Non-Real Estate:
Agricultural	1,898	1,496
Commercial and industrial	320	4,826
Consumer and other	92	81
Total Non-Real Estate	2,310	6,403
Total Nonaccrual Loans	$5,821	$12,550

The following table identifies the credit exposure of the loan portfolio, including loans acquired with deteriorated credit quality, by specific credit ratings as of the dates indicated:

	As of September 30, 2018					As of December 31, 2017
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Construction & land development	$102,252	$2,399	$2,927	$-	$107,578	$108,200	$125	$4,278	$-	$112,603
Farmland	13,441	5,451	530	-	19,422	25,030	569	92	-	25,691
1 - 4 family	155,528	2,835	8,036	-	166,399	149,426	1,856	7,451	-	158,733
Multifamily	36,282	-	6,733	-	43,015	9,366	639	6,835	-	16,840
Non-farm non-residential	544,261	6,249	15,583	532	566,625	510,494	2,490	17,309	-	530,293
Total Real Estate	851,764	16,934	33,809	532	903,039	802,516	5,679	35,965	-	844,160
Non-Real Estate:
Agricultural	24,661	1,668	2,789	-	29,118	19,050	995	1,469	-	21,514
Commercial and industrial	188,289	1,778	4,069	-	194,136	201,722	19,187	5,169	4,560	230,638
Consumer and other	65,353	190	220	-	65,763	48,225	68	6,892	-	55,185
Total Non-Real Estate	278,303	3,636	7,078	-	289,017	268,997	20,250	13,530	4,560	307,337
Total loans before unearned income	$1,130,067	$20,570	$40,887	$532	$1,192,056	$1,071,513	$25,929	$49,495	$4,560	$1,151,497
Unearned income					(2,670)					(2,483)
Total loans net of unearned income					$1,189,386					$1,149,014

Purchased Impaired Loans

As part of the acquisition of Premier on June 16, 2017, First Guaranty purchased credit impaired loans for which there was, at acquisition, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows at September 30, 2018 and  December 31, 2017.

(in thousands)	As of September 30, 2018	As of December 31, 2017
Real Estate:
Construction & land development	$-	$1,135
Farmland	3	8
1 - 4 family	52	50
Multifamily	-	-
Non-farm non-residential	2,330	2,148
Total Real Estate	2,385	3,341
Non-Real Estate:
Agricultural	-	-
Commercial and industrial	917	1,017
Consumer and other	-	-
Total Non-Real Estate	917	1,017
Total	$3,302	$4,358

For those purchased loans disclosed above, there was no allowance for loan losses at September 30, 2018 or December 31, 2017.

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

The accretable yield, or income expected to be collected, on the purchased loans above is as follows for the nine months ended September 30, 2018 and 2017.
(in thousands)	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Balance, beginning of period	$1,031	$-
Acquisition accretable yield	-	1,330
Accretion	(368)	(109)
Net transfers from nonaccretable difference to accretable yield	-	-
Balance, end of period	$663	$1,221

Note 6. Allowance for Loan Losses

A summary of changes in the allowance for loan losses, by portfolio type, for the nine months ended September 30, 2018 and 2017 are as follows:

	For the Nine Months Ended September 30,
	2018					2017
(in thousands)	Beginning Allowance (12/31/2017)	Charge-offs	Recoveries	Provision	Ending Allowance (9/30/2018)	Beginning Allowance (12/31/2016)	Charge-offs	Recoveries	Provision	Ending Allowance (9/30/2017)
Real Estate:
Construction & land development	$628	$-	$3	$(22)	$609	$1,232	$-	$43	$(567)	$708
Farmland	5	-	-	7	12	19	-	-	(13)	6
1 - 4 family	1,078	(99)	87	(275)	791	1,204	(1)	36	(151)	1,088
Multifamily	994	-	20	232	1,246	591	-	30	781	1,402
Non-farm non-residential	2,811	(404)	88	2,033	4,528	3,451	(856)	10	956	3,561
Total real estate	5,516	(503)	198	1,975	7,186	6,497	(857)	119	1,006	6,765
Non-Real Estate:
Agricultural	187	(60)	12	276	415	74	(103)	131	(4)	98
Commercial and industrial	2,377	(179)	1,629	(2,167)	1,660	3,543	(2,254)	21	1,506	2,816
Consumer and other	1,125	(468)	155	469	1,281	972	(1,112)	190	584	634
Unallocated	20	-	-	15	35	28	-	-	(28)	-
Total Non-Real Estate	3,709	(707)	1,796	(1,407)	3,391	4,617	(3,469)	342	2,058	3,548
Total	$9,225	$(1,210)	$1,994	$568	$10,577	$11,114	$(4,326)	$461	$3,064	$10,313

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio and by recoveries. The result is an allocation of the loan loss reserve from one category to another.

A summary of the allowance and loans, including loans acquired with deteriorated credit quality, individually and collectively evaluated for impairment are as follows:

	As of September 30, 2018
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Individually Evaluated for Purchased Credit-Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Individually Evaluated for Purchased Credit-Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$38	$-	$571	$609	$307	$-	$107,271	$107,578
Farmland	-	-	12	12	-	3	19,419	19,422
1 - 4 family	-	-	791	791	632	52	165,715	166,399
Multifamily	-	-	1,246	1,246	-	-	43,015	43,015
Non-farm non-residential	1,172	-	3,356	4,528	4,921	2,330	559,374	566,625
Total Real Estate	1,210	-	5,976	7,186	5,860	2,385	894,794	903,039
Non-Real Estate:
Agricultural	70	-	345	415	1,450	-	27,668	29,118
Commercial and industrial	145	-	1,515	1,660	1,088	917	192,131	194,136
Consumer and other	-	-	1,281	1,281	-	-	65,763	65,763
Unallocated	-	-	35	35	-	-	-	-
Total Non-Real Estate	215	-	3,176	3,391	2,538	917	285,562	289,017
Total	$1,425	$-	$9,152	$10,577	$8,398	$3,302	$1,180,356	$1,192,056
Unearned Income								(2,670)
Total loans net of unearned income								$1,189,386

	As of December 31, 2017
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Individually Evaluated for Purchased Credit-Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Individually Evaluated for Purchased Credit-Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$-	$-	$628	$628	$334	$1,135	$111,134	$112,603
Farmland	-	-	5	5	-	8	25,683	25,691
1 - 4 family	-	-	1,078	1,078	-	50	158,683	158,733
Multifamily	-	-	994	994	-	-	16,840	16,840
Non-farm non-residential	236	-	2,575	2,811	8,990	2,148	519,155	530,293
Total Real Estate	236	-	5,280	5,516	9,324	3,341	831,495	844,160
Non-Real Estate:
Agricultural	66	-	121	187	861	-	20,653	21,514
Commercial and industrial	565	-	1,812	2,377	5,731	1,017	223,890	230,638
Consumer and other	-	-	1,125	1,125	-	-	55,185	55,185
Unallocated	-	-	20	20	-	-	-	-
Total Non-Real Estate	631	-	3,078	3,709	6,592	1,017	299,728	307,337
Total	$867	$-	$8,358	$9,225	$15,916	$4,358	$1,131,223	$1,151,497
Unearned Income								(2,483)
Total loans net of unearned income								$1,149,014

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

The following is a summary of impaired loans, excluding loans acquired with deteriorated credit quality, by class as of the date indicated:

	As of September 30, 2018
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$-	$-	$-	$-	$-	$-
Farmland	-	-	-	-	-	-
1 - 4 family	631	631	-	624	14	-
Multifamily	-	-	-	-	-	-
Non-farm non-residential	532	533	-	539	24	29
Total Real Estate	1,163	1,164	-	1,163	38	29
Non-Real Estate:
Agricultural	750	799	-	777	8	-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	750	799	-	777	8	-
Total Impaired Loans with no related allowance	1,913	1,963	-	1,940	46	29

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	-	-	-	-	-	-
Farmland	-	-	-	-	-	-
1 - 4 family	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-
Non-farm non-residential	3,090	3,089	1,169	3,114	103	105
Total Real Estate	3,090	3,089	1,169	3,114	103	105
Non-Real Estate:
Agricultural	700	700	70	700	29	-
Commercial and industrial	1,088	1,088	145	1,124	44	50
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	1,788	1,788	215	1,824	73	50
Total Impaired Loans with an allowance recorded	4,878	4,877	1,384	4,938	176	155

Total Impaired Loans	$6,791	$6,840	$1,384	$6,878	$222	$184

The following is a summary of impaired loans, excluding loans acquired with deteriorated credit quality, by class as of the date indicated:

	As of December 31, 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$-	$-	$-	$-	$-	$-
Farmland	-	-	-	-	-	-
1 - 4 family	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-
Non-farm non-residential	5,771	5,771	-	5,933	248	279
Total Real Estate	5,771	5,771	-	5,933	248	279
Non-Real Estate:
Agricultural	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-
Total Impaired Loans with no related allowance	5,771	5,771	-	5,933	248	279

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	-	-	-	-	-	-
Farmland	-	-	-	-	-	-
1 - 4 family	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-
Non-farm non-residential	3,219	3,570	236	3,555	183	127
Total Real Estate	3,219	3,570	236	3,555	183	127
Non-Real Estate:
Agricultural	861	920	66	1,117	70	17
Commercial and industrial	5,731	9,062	565	8,121	65	84
Consumer and other	-	-	-	-	-	-
Total Non-Real Estate	6,592	9,982	631	9,238	135	101
Total Impaired Loans with an allowance recorded	9,811	13,552	867	12,793	318	228

Total Impaired Loans	$15,582	$19,323	$867	$18,726	$566	$507

Troubled Debt Restructurings

A troubled debt restructuring ("TDR") is considered such if the lender for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. The modifications to First Guaranty's TDRs were concessions on either the interest rate charged or the amortization. The effect of the modifications to First Guaranty was a reduction in interest income. These loans have an allocated reserve in First Guaranty's allowance for loan losses. First Guaranty has not restructured any loans that are considered TDRs in the nine months ended September 30, 2018.

The following table identifies the TDRs as of September 30, 2018 and December 31, 2017:

	September 30, 2018				December 31, 2017
	Accruing Loans				Accruing Loans
(in thousands)	Current	30-89 Days Past Due	Nonaccrual	Total TDRs	Current	30-89 Days Past Due	Nonaccrual	Total TDRs
Real Estate:
Construction & land development	$-	$-	$307	$307	$-	$-	$334	$334
Farmland	-	-	-	-	-	-	-	-
1-4 Family	-	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-	-
Non-farm non residential	1,299	-	-	1,299	2,138	-	-	2,138
Total Real Estate	1,299	-	307	1,606	2,138	-	334	2,472
Non-Real Estate:
Agricultural	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-	-	-
Total	$1,299	$-	$307	$1,606	$2,138	$-	$334	$2,472

The following table discloses TDR activity for the nine months ended September 30, 2018.

	Troubled Debt Restructured Loans Activity Nine Months Ended September 30, 2018
(in thousands)	Beginning balance December 31, 2017	New TDRs	Charge-offs post-modification	Transferred to ORE	Paydowns	Construction to permanent financing	Restructured to market terms	Other adjustments	Ending balance September 30, 2018
Real Estate:
Construction & land development	$334	$-	$-	$-	$(27)	$-	$-	$-	$307
Farmland	-	-	-	-	-	-	-	-	-
1 - 4 family	-	-	-	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-	-	-	-
Non-farm non-residential	2,138	-	-	-	(839)	-	-	-	1,299
Total Real Estate	2,472	-	-	-	(866)	-	-	-	1,606
Non-Real Estate:
Agricultural	-	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-	-	-
Total Non-Real Estate	-	-	-	-	-	-	-	-	-
Total	$2,472	$-	$-	$-	$(866)	$-	$-	-	$1,606

There were no commitments to lend additional funds to debtors whose terms have been modified in a TDR at September 30, 2018.

Note 7. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to impairment testing. Other intangible assets continue to be amortized over their useful lives. First Guaranty's goodwill is the difference in purchase price over the fair value of net assets acquired from its acquisition of Homestead Bancorp in 2007 and Premier in 2017. Goodwill totaled $3.5 million at September 30, 2018 and December 31, 2017. No impairment charges have been recognized on First Guaranty's intangible assets. Loan servicing assets decreased $0.1 million to $1.1 million at September 30, 2018 compared to December 31, 2017. Other intangible assets recorded include core deposit intangibles, which are subject to amortization. The weighted-average amortization period remaining for First Guaranty's core deposit intangibles is 9.5 years at September 30, 2018. The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions.

Note 8. Other Real Estate (ORE)

Other real estate owned consists of the following at the dates indicated:

(in thousands)	September 30, 2018	December 31, 2017
Real Estate Owned Acquired by Foreclosure:
Residential	$120	$23
Construction & land development	241	304
Non-farm non-residential	800	954
Total Other Real Estate Owned and Foreclosed Property	$1,161	$1,281

Loans secured by one-to-four family residential properties in the process of foreclosure totaled $1.0 million as of September 30, 2018.

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

Below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at September 30, 2018 and December 31, 2017:

Contract Amount

(in thousands)	September 30, 2018	December 31, 2017
Commitments to Extend Credit	$69,595	$78,125
Unfunded Commitments under lines of credit	$112,690	$101,344
Commercial and Standby letters of credit	$7,005	$7,886

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

While the final outcome of legal proceedings is inherently uncertain, based on information currently available as of September 30, 2018, any incremental liability arising from First Guaranty's legal proceedings will not have a material adverse effect on First Guaranty's financial position or results of operations.

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified within Level 3 in First Guaranty's portfolio as of September 30, 2018 includes corporate debt and municipal securities.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	September 30, 2018	December 31, 2017
Available for Sale Securities Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$17,073	$19,980
Level 2: Significant Other Observable Inputs	305,510	355,022
Level 3: Significant Unobservable Inputs	4,866	6,533
Securities available for sale measured at fair value	$327,449	$381,535

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

The change in Level 1 securities available for sale from December 31, 2017 to September 30, 2018 was due principally to a net decrease in Treasury bills of $2.9 million. The change in Level 2 securities available for sale from December 31, 2017 to September 30, 2018 was due principally to a reduction in agency and corporate bonds related to sales and maturities offset by the purchase of mortgage-backed securities. There were no transfers between Level 1 and 2 securities available for sale from December 31, 2017 to September 30, 2018.

The following table reconciles assets measured at fair value on a recurring basis using unobservable inputs (Level 3):

Level 3 Changes
(in thousands)	September 30, 2018
Balance, beginning of year	$6,533
Total gains or losses (realized/unrealized):
Included in earnings	15
Included in other comprehensive income	9
Purchases, sales, issuances and settlements, net	(1,899)
Transfers in and/or out of Level 3	208
Balance as of end of period	$4,866

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held as of September 30, 2018.

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of September 30, 2018 and December 31, 2017, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At September 30, 2018	At December 31, 2017
Impaired Loans - Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$-	$-
Level 2: Significant Other Observable Inputs	-	-
Level 3: Significant Unobservable Inputs	4,243	12,003
Impaired loans measured at fair value	$4,243	$12,003

Other Real Estate Owned - Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$-	$-
Level 2: Significant Other Observable Inputs	1,161	1,249
Level 3: Significant Unobservable Inputs	-	32
Other real estate owned measured at fair value	$1,161	$1,281

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

Other Unrecognized Financial Instruments.

The fair value of commitments to extend credit is estimated using the fees charged to enter into similar legally binding agreements, taking into account the remaining terms of the agreements and customers' credit ratings. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. Noninterest-bearing deposits are held at cost. The fair values of letters of credit are based on fees charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2018 and December 31, 2017 the fair value of guarantees under commercial and standby letters of credit was not material.

The estimated fair values and carrying values of the financial instruments at September 30, 2018 and December 31, 2017 are presented in the following table:

	September 30, 2018		December 31, 2017
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Cash and cash equivalents	$63,856	$63,856	$38,028	$38,028
Securities, available for sale	327,449	327,449	381,535	381,535
Securities, held to maturity	110,950	105,726	120,121	118,557
Federal Home Loan Bank stock	2,381	2,381	2,351	2,351
Loans held for sale	570	627	1,308	1,439
Loans, net	1,178,809	1,156,881	1,139,789	1,133,868
Accrued interest receivable	7,459	7,459	7,982	7,982

Liabilities
Deposits	$1,544,442	$1,542,940	$1,549,286	$1,549,449
Borrowings	44,572	44,588	38,274	38,294
Junior subordinated debentures	14,691	14,631	14,664	14,324
Accrued interest payable	3,295	3,295	2,488	2,488

There is no material difference between the contract amount and the estimated fair value of off-balance sheet items that are primarily comprised of short-term unfunded loan commitments that are generally at market prices.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of First Guaranty's financial condition and results of operations is intended to highlight the significant factors affecting First Guaranty's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data at September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly First Guaranty's financial position and results of operations for such periods.

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

Third Quarter and Nine Months Ended September 30, 2018 Financial Overview

First Guaranty Bancshares, Inc. is a Louisiana corporation and a financial holding company headquartered in Hammond, Louisiana. First Guaranty Bank, the wholly-owned subsidiary of First Guaranty Bancshares, Inc., is a Louisiana chartered commercial bank that provides personalized commercial banking services primarily to Louisiana and Texas customers through 27 banking facilities primary located throughout Southeast, Southwest and North Louisiana and in North Central Texas. We emphasize personal relationships and localized decision making to ensure that products and services are matched to customer needs. First Guaranty competes for business principally on the basis of personal service to customers, customer access to officers and directors and competitive interest rates and fees.

Financial highlights for the third quarter and nine months ended September 30, 2018 are as follows:

●
Total assets were $1.8 billion at September 30, 2018 and December 31, 2017. Total loans were $1.2 billion at September 30, 2018, an increase of $40.4 million, or 3.5%, compared with December 31, 2017. Total deposits were $1.5 billion at September 30, 2018, a decrease of $4.8 million compared with December 31, 2017. Retained earnings were $52.1 million at September 30, 2018, an increase of $7.7 million compared to $44.5 million at December 31, 2017. Shareholders' equity was $142.3 million and $144.0 million at September 30, 2018 and December 31, 2017, respectively.

●
Net income for the third quarter of 2018 and 2017 was $3.4 million and $3.1 million, respectively. Net income for the nine months ended September 30, 2018 was $11.6 million compared to $9.2 million for the nine months ended September 30, 2017.

●
Earnings per common share were $0.39 and $0.35 for the third quarter of 2018 and 2017, respectively, and $1.32 and $1.08 for the nine months ended September 30, 2018 and 2017, respectively. Total weighted average shares outstanding were 8,807,175 for the third quarter of 2018 and 2017, and 8,807,175 and 8,540,997 for the nine months ended September 30, 2018 and 2017, respectively.

●
Net interest income for the third quarter of 2018 was $14.5 million compared to $13.9 million for the same period in 2017. Net interest income for the nine months ended September 30, 2018 was $42.5 million compared to $39.3 million for the same period in 2017.

●
The provision for loan losses for the third quarter of 2018 was $0.4 million compared to $1.1 million for the same period in 2017. The provision for loan losses for the nine months ended September 30, 2018 was $0.6 million compared to $3.1 million for the same period in 2017. First Guaranty received a $3.6 million negotiated payment in settlement of a commercial and industrial non-accrual loan during the second quarter of 2018. The payment resulted in a recovery of $1.6 million. The recovery impacted the allowance for loan losses and the end result was a negative provision for loan losses in the second quarter of 2018. The negative provision along with overall credit quality improvement resulted in a decrease in the provision for the nine months ended September 30, 2018.

●
The net interest margin for the three months ended September 30, 2018 was 3.45% which was an increase of eight basis points from the net interest margin of 3.37% for the same period in 2017. The net interest margin for the first nine months of 2018 was 3.40% which was an increase of five basis points from the net interest margin of 3.35% for the first nine months of 2017. First Guaranty attributed the increase in the net interest margin to a rise in interest income associated with loans and the change in balance sheet composition to higher yielding loans from lower yielding securities. Loans as a percentage of average interest earning assets increased to 69.3% at September 30, 2018 compared to 65.4% at September 30, 2017.

●
Investment securities totaled $438.4 million at September 30, 2018, a decrease of $63.3 million when compared to $501.7 million at December 31, 2017. First Guaranty sold investment securities in order to fund loan growth, fund a seasonal decrease in public funds deposits and reduce interest rate risk. First Guaranty recognized a loss on sale of securities of $0.7 million in the third quarter of 2018. At September 30, 2018, available for sale securities, at fair value, totaled $327.4 million, a decrease of $54.1 million when compared to $381.5 million at December 31, 2017. At September 30, 2018, held-to-maturity securities, at amortized cost, totaled $111.0 million, a decrease of $9.2 million when compared to $120.1 million at December 31, 2017.

●
Total loans net of unearned income were $1.2 billion at September 30, 2018 compared to $1.1 billion at December 31, 2017. The net loan portfolio at September 30, 2018 totaled $1.2 billion, a net increase of $39.0 million from the December 31, 2017 net loan portfolio balance of $1.1 billion. Total loans net of unearned income are reduced by the allowance for loan losses which totaled $10.6 million at September 30, 2018 and $9.2 million at December 31, 2017, respectively.

●
Total impaired loans decreased $8.8 million to $6.8 million at September 30, 2018 compared to $15.6 million at December 31, 2017. Impaired loans decreased $3.2 million during the third quarter of 2018 from $10.0 million at June 30, 2018.

●
Nonaccrual loans decreased $6.7 million to $5.8 million at September 30, 2018 compared to $12.6 million at December 31, 2017. Nonaccrual loans decreased $3.1 million during the third quarter of 2018 from $9.0 million at June 30, 2018. The largest decrease in nonaccrual loans in 2018 occurred as a result of the $3.6 million negotiated payment associated with a nonaccrual syndicated loan related to the oil and gas industry during the second quarter of 2018. This loan was impaired and rated as doubtful. In the third quarter of 2018, First Guaranty also had a paydown of $2.6 million associated with a nonaccrual non-farm non-residential loan.

●
The allowance for loan losses was 0.89% of loans at September 30, 2018 compared to 0.80% at December 31, 2017. The allowance for loan losses as a percentage of total loans was 0.97% prior to the inclusion of the acquired loans from Premier.

●
Return on average assets for the three months ended September 30, 2018 and 2017 was 0.78% and 0.72%, respectively. Return on average assets for the nine months ended September 30, 2018 and 2017 was 0.89% and 0.76%, respectively. Return on average common equity for the three months ended September 30, 2018 and 2017 was 9.40% and 8.51%, respectively. Return on average common equity for the nine months ended September 30, 2018 and 2017 was 10.92% and 9.27%, respectively. Return on average assets is calculated by dividing annualized net income by average assets.  Return on average common equity is calculated by dividing annualized net income by average common equity.

●
Book value per common share was $16.16 as of September 30, 2018 compared to $16.21 as of September 30, 2017. The decrease in book value was due primarily to changes in accumulated other comprehensive loss ("AOCI") partially offset by an increase in retained earnings. AOCI is comprised of unrealized gains and losses on available for sale securities.

●
First Guaranty's Board of Directors declared a cash dividend of $0.16 per common share in the third quarter of 2018. First Guaranty also declared a cash dividend of $0.16 per share during the third quarter of 2017, which was the equivalent of $0.15 per share after adjusting for the 10% common stock dividend paid in December 2017. First Guaranty has paid 101 consecutive quarterly dividends as of September 30, 2018.

●
In November 2017, First Guaranty announced the launch of an At-The-Market Equity Offering program ("ATM Offering"). First Guaranty may sell up to $25.0 million of common stock under the ATM Offering. First Guaranty expects to use the net proceeds of the ATM Offering for general corporate purposes, including support for organic growth and financing possible acquisitions of other financial institutions. First Guaranty did not sell any shares of common stock under the ATM Offering during the nine months ended September 30, 2018.

●	First Guaranty currently has two new facilities under construction in order to facilitate future expansion. These construction commitments total $12.9 million.

Financial Condition

Changes in Financial Condition from December 31, 2017 to September 30, 2018

General

Total assets at September 30, 2018 were $1.8 billion, an increase of $2.1 million, or 0.1%, from December 31, 2017. Assets increased primarily due to increases in net loans of $39.0 million and cash and cash equivalents of $25.8 million offset by a decrease in investment securities of $63.3 million during the nine months ended September 30, 2018.

Loans

Net loans increased $39.0 million, or 3.4%, to $1.2 billion at September 30, 2018 from December 31, 2017. Total net loans increased during the first nine months of 2018 primarily due to a growth in local originations. Non-farm non-residential loan balances increased $36.3 million primarily due to local originations. Multifamily loans increased $26.2 million primarily due to the conversion of existing construction loans to permanent financing. Consumer and other loans increased $10.6 million primarily due to the purchase of a consumer loan pool. One-to four-family loans increased $7.7 million primarily due to the continued growth in local loan originations. Agricultural loans increased $7.6 million primarily due to seasonal activity. Commercial and industrial loans decreased $36.5 million primarily due to paydowns. Construction and land development loans decreased $5.0 million principally due to payoffs and the conversion of interim construction loans to permanent financing which was concentrated in the multifamily category. Farmland loans decreased $6.3 million due to paydowns on agricultural loan commitments. First Guaranty had approximately 2.1% of funded and 0.8% of unfunded commitments in our loan portfolio to businesses engaged in support or service activities for oil and gas operations. First Guaranty had $158.3 million in loans related to our Texas markets at September 30, 2018. Syndicated loans at September 30, 2018 were $68.1 million, of which $25.8 million were shared national credits. Syndicated loans decreased $2.3 million from $70.4 million at December 31, 2017 primarily due to paydowns on existing lines of credit.

As of September 30, 2018, 75.8% of our loan portfolio was secured by real estate. There are no significant concentrations of credit to any individual borrower. The largest portion of our loan portfolio, at 47.6% as of September 30, 2018, was non-farm non-residential loans secured by real estate. Approximately 38.3% of the loan portfolio was based on a floating rate tied to the prime rate or LIBOR as of September 30, 2018. 70.7% of the loan portfolio is scheduled to mature within five years from September 30, 2018.

First Guaranty acquired in the Premier acquisition a portfolio of loans comprised of loans guaranteed principally by the U.S. Small Business Administration ("SBA") or by the U.S. Department of Agriculture ("USDA") and the unguaranteed portion of SBA and USDA loans for which the guaranteed portion had been sold into the secondary market. First Guaranty has incorporated this new business line during the last year in both its newly acquired Texas markets and its existing Louisiana markets. At September 30, 2018, First Guaranty's balance of SBA and USDA loans was $30.6 million of which $11.6 million retained the government guarantee and $19.0 million was the unguaranteed residual balance. At September 30, 2018, First Guaranty also serviced 55 SBA and USDA loans that totaled $48.4 million. First Guaranty receives servicing fee income on this portfolio.

Net loans are reduced by the allowance for loan losses which totaled $10.6 million at September 30, 2018 and $9.2 million at December 31, 2017. Loan charge-offs were $1.2 million during the first nine months of 2018 and $4.3 million during the same period in 2017. Recoveries totaled $2.0 million during the first nine months of 2018 and $0.5 million during the same period in 2017. See Note 5 of the Notes to Consolidated Financial Statements for more information on loans and Note 6 for more information on the allowance for loan losses.

Investment Securities

Investment securities at September 30, 2018 totaled $438.4 million, a decrease of $63.3 million compared to $501.7 million at December 31, 2017. The investment portfolio consisted of available-for-sale securities at fair market value for a total of $327.4 million at September 30, 2018 and held-to-maturity securities at amortized cost of $111.0 million at September 30, 2018.

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

Our available-for-sale securities portfolio totaled $327.4 million at September 30, 2018, a decrease of $54.1 million, or 14.2%, compared to $381.5 million at December 31, 2017. The decrease was primarily due to the sale of $89.9 million in U.S. Government agency and U.S. Treasury securities and $10.6 million in corporate securities for which the proceeds were used to fund loan growth and a seasonal decrease in public funds deposits. Partially offsetting this decrease was the purchase of $21.2 million in mortgage-backed securities used to collateralize public funds deposits.

Our held-to-maturity securities portfolio had an amortized cost of $111.0 million at September 30, 2018, a decrease of $9.2 million, or 7.6%, compared to $120.1 million at December 31, 2017. The decrease was primarily due to the continued amortization of our mortgage-backed securities.

At September 30, 2018, $20.1 million, or 4.6%, of the securities portfolio was scheduled to mature in less than one year. $62.0 million, or 14.1%, of the securities portfolio was scheduled to mature between one and five years. $203.3 million, or 46.4%, of the securities portfolio, not including collateralized mortgage obligations and mortgage-backed securities, were scheduled to mature between five and ten years. Securities, not including collateralized mortgage obligations and mortgage-backed securities, with contractual maturity dates over 10 years totaled $26.2 million, or 6.0%, of the total securities portfolio at September 30, 2018. The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates. Prepayments of mortgages that collateralize mortgage-backed securities also affect the maturity of the securities portfolio. Based on internal forecasts as of September 30, 2018, management believes that the securities portfolio has a forecasted weighted average life of approximately 6.1 years based on the current interest rate environment. A parallel interest rate shock of 400 basis points is forecasted to increase the weighted average life of the portfolio to approximately 6.4 years. The portfolio had an estimated effective duration of 5.1 years at September 30, 2018.

There was no credit related other-than-temporary impairment of securities losses recognized during the nine months ended September 30, 2018 or September 30, 2017.

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

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

(in thousands)	September 30, 2018	December 31, 2017
Nonaccrual loans:
Real Estate:
Construction and land development	$316	$371
Farmland	492	65
1 - 4 family residential	2,094	1,953
Multifamily	-	-
Non-farm non-residential	609	3,758
Total Real Estate	3,511	6,147
Non-Real Estate:
Agricultural	1,898	1,496
Commercial and industrial	320	4,826
Consumer and other	92	81
Total Non-Real Estate	2,310	6,403
Total nonaccrual loans	5,821	12,550

Loans 90 days and greater delinquent & accruing:
Real Estate:
Construction and land development	479	-
Farmland	-	-
1 - 4 family residential	-	-
Multifamily	-	-
Non-farm non-residential	-	-
Total Real Estate	479	-
Non-Real Estate:
Agricultural	-	41
Commercial and industrial	-	798
Consumer and other	29	-
Total Non-Real Estate	29	839
Total loans 90 days and greater delinquent & accruing	508	839

Total non-performing loans	6,329	13,389

Real Estate Owned:
Real Estate Loans:
Construction and land development	241	304
Farmland	-	-
1 - 4 family residential	120	23
Multifamily	-	-
Non-farm non-residential	800	954
Total Real Estate	1,161	1,281
Non-Real Estate Loans:
Agricultural	-	-
Commercial and industrial	-	-
Consumer and other	-	-
Total Non-Real Estate	-	-
Total Real Estate Owned	1,161	1,281

Total non-performing assets	$7,490	$14,670

Non-performing assets to total loans	0.63%	1.28%
Non-performing assets to total assets	0.43%	0.84%
Non-performing loans to total loans	0.53%	1.17%

At September 30, 2018, nonperforming assets totaled $7.5 million, or 0.43% of total assets, compared to $14.7 million, or 0.84%, of total assets at December 31, 2017, which represented a decrease of $7.2 million, or 48.9%. The decrease in non-performing assets occurred primarily as a result of a decrease in non-accrual loans from $12.6 million at December 31, 2017 to $5.8 million at September 30, 2018. The decrease in non-accrual loans was concentrated primarily in commercial and industrial loans and non-farm non-residential loans.

At September 30, 2018, nonaccrual loans totaled $5.8 million, a decrease of $6.7 million, or 53.6%, compared to nonaccrual loans of $12.6 million at December 31, 2017. The reduction in nonaccrual loans was primarily associated with a $3.6 million payoff on a non-performing commercial and industrial loan relationship associated with a syndicated loan related to the oil and gas industry that was rated as doubtful, and a paydown of $2.6 million associated with a non-performing non-farm non-residential loan. Nonaccrual loans were concentrated in five loan relationships that totaled $2.7 million, or 46.9%, of nonaccrual loans at September 30, 2018.

At September 30, 2018, loans 90 days or greater delinquent and still accruing totaled $0.5 million, a decrease of $0.3 million compared to $0.8 million at December 31, 2017. These loans were comprised of a $0.5 million construction and land development loan and five consumer purchased loans that total $28,000 at September 30, 2018.

Other real estate owned totaled $1.2 million at September 30, 2018 and $1.3 million at December 31, 2017.

At September 30, 2018, our largest non-performing assets were comprised of the following non-accrual loans and other real estate owned: (1) an agricultural loan relationship that totaled $0.7 million; (2) a $0.7 million non-farm non-residential property included in other real estate owned; (3) a one-to four-family loan that totaled $0.6 million; (4) an agricultural loan relationship that totaled $0.6 million; (5) a farmland loan that totaled $0.4 million; and (6) a non-farm non-residential loan that totaled $0.4 million. The $0.7 million agricultural loan has been charged down to its estimated fair value.

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

The following is a summary of loans restructured as TDRs at September 30, 2018 and December 31, 2017:

(in thousands)	September 30, 2018	December 31, 2017
Restructured Loans:
In Compliance with Modified Terms	$1,299	$2,138
Past Due 30 through 89 days and still accruing	-	-
Past Due 90 days and greater and still accruing	-	-
Nonaccrual	307	334
Restructured Loans that subsequently defaulted	-	-
Total Restructured Loans	$1,606	$2,472

At September 30, 2018, we had two outstanding TDRs: (1) a $1.3 million non-farm non-residential loan secured by commercial real estate, which is performing in accordance with its modified terms; and (2) a $0.3 million construction and land development loan secured by raw land that is on non-accrual. The restructuring of these loans were related to interest rate or amortization concessions.

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

The allowance for loan losses was $10.6 million, or 0.89% of total loans, and 167.1% of nonperforming loans at September 30, 2018.

Comparing September 30, 2018 to December 31, 2017, there were changes within the specific components of the allowance balance. The primary changes were an increase in the balance associated with non-farm non-residential loans, multifamily loans, agricultural loans, and consumer and other loans. The largest change with the allowance was associated with a non-farm non-residential loan secured by a hotel / motel facility. This credit was rated substandard at September 30, 2018.  The increase in the allowance for non-farm non-residential loans was partially offset by a $2.6 million pay down on a nonaccrual non-farm non-residential loans. This increase was partially offset by a decrease in the allowance for commercial and industrial loans and one-to four-family loans. The largest decrease in the allowance allocation was due to the aforementioned payoff of the $3.6 million non-accrual oil and gas credit. Special mention loans decreased by $5.4 million during the first nine months of 2018 primarily due to improved credit quality in the syndicated loan portfolio. Substandard loans decreased by $8.6 million during the first nine months of 2018 due to the upgrade of certain loans to special mention status. Doubtful loans decreased $4.0 million during the first nine months of 2018, due to the partial charge off and payoff on the $3.6 million non-performing commercial and industrial loan noted above.

First Guaranty charged off $1.2 million in loan balances during the first nine months of 2018. The charged-off loan balances were concentrated in three loan relationships which totaled $0.6 million or 46.3% of the total charged off amount. The details of the $1.2 million in charged off loans were as follows:

1.	First Guaranty charged off $0.1 million on a one-to four-family loan in the first quarter of 2018. This loan had no remaining principal balance at September 30, 2018.
2.	First Guaranty charged off $0.1 million on a commercial and industrial loan in the second quarter of 2018. This loan had no remaining principal balance at September 30, 2018.
3.	First Guaranty charged off $0.4 million on a non-farm non-residential loan in the third quarter of 2018. This loan had no remaining principal balance at September 30, 2018.
4.	Smaller loans and overdrawn deposit accounts comprised the remaining $0.6 million of charge-offs for the first nine months of 2018.

The provision for loan losses decreased to $0.6 million in the first nine months of 2018 from $3.1 million for the same period in 2017. The primary reason for the decrease year over year was due to the aforementioned $1.6 million recovery on the payoff of the $3.6 million nonperforming commercial and industrial loan received in the second quarter of 2018. The provision in the first nine months of 2018 was taken to provide for current loan and deposit losses and to maintain the allowance proportionate to risks inherent in the loan portfolio. Total charge-offs were $1.2 million for the first nine months of 2018 and $4.3 million for the same period in 2017.  Recoveries totaled $2.0 million during the first nine months of 2018 and $0.5 million during the first nine months of 2017. For more information, see Note 6 to Consolidated Financial Statements.

Other information related to the allowance for loan losses is as follows:

(in thousands)	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Loans:
Average outstanding balance	$1,158,246	$1,027,382
Balance at end of period	$1,189,386	$1,111,791

Allowance for Loan Losses:
Balance at beginning of year	$9,225	$11,114
Charge-offs	(1,210)	(4,326)
Recoveries	1,994	461
Provision	568	3,064
Balance at end of period	$10,577	$10,313

Deposits

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. We regularly assess our funding needs, deposit pricing and interest rate outlooks. From December 31, 2017 to September 30, 2018, total deposits decreased $4.8 million, or 0.3%, to $1.5 billion. Noninterest-bearing demand deposits increased $0.2 million, or 0.1% during the first nine months of 2018 to $251.8 million at September 30, 2018. The increase in noninterest-bearing demand deposits was due to fluctuations in existing customer balances. Interest-bearing demand deposits decreased $102.8 million, or 16.8%, during the first nine months of 2018 to $508.8 million at September 30, 2018. The reduction in interest-bearing demand deposits was primarily concentrated in brokered deposits and public funds interest-bearing demand deposits. Brokered deposits decreased $29.0 million from $115.9 million at December 31, 2017 to $86.9 million at September 30, 2018. First Guaranty reduced brokered deposits with local deposit growth in order to reduce interest rate risk. Time deposits increased $90.2 million, or 15.5%, to $671.6 million at September 30, 2018, primarily due to our local deposit campaign along with an increase in public funds time deposits. Savings deposits increased $7.6 million, or 7.3%, during the first nine months of 2018 to $112.3 million at September 30, 2018, primarily related to increases in public funds deposits.

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

As of September 30, 2018, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $498.3 million. At September 30, 2018, approximately $228.7 million of First Guaranty's certificates of deposit had a remaining term greater than one year.

The following table compares deposit categories for the periods indicated.

Total Deposits	For the Nine Months Ended September 30,			For the Years Ended December 31,
	2018			2017			2016
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$253,372	16.4%	0.0%	$244,949	16.7%	0.0%	$221,634	17.2%	0.0%
Interest-bearing Demand	569,605	36.8%	1.5%	539,399	36.9%	1.0%	415,410	32.3%	0.6%
Savings	110,933	7.2%	0.3%	102,779	7.0%	0.2%	89,279	7.0%	0.1%
Time	611,792	39.6%	1.6%	575,666	39.4%	1.2%	558,982	43.5%	1.1%
Total Deposits	$1,545,702	100.0%	1.2%	$1,462,793	100.0%	0.9%	$1,285,305	100.0%	0.7%

Individual and Business Deposits	For the Nine Months Ended September 30,			For the Years Ended December 31,
	2018			2017			2016
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$247,305	27.1%	0.0%	$240,337	28.0%	0.0%	$217,245	30.1%	0.0%
Interest-bearing Demand	202,989	22.2%	1.0%	187,439	21.8%	0.6%	117,221	16.2%	0.3%
Savings	84,808	9.3%	0.1%	82,442	9.6%	0.1%	72,647	10.0%	0.1%
Time	378,025	41.4%	1.6%	348,656	40.6%	1.3%	316,191	43.7%	1.3%
Total Individual and Business Deposits	$913,127	100.0%	0.9%	$858,874	100.0%	0.7%	$723,304	100.0%	0.6%

Public Funds Deposits	For the Nine Months Ended September 30,			For the Years Ended December 31,
	2018			2017			2016
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$6,067	1.0%	0.0%	$4,612	0.8%	0.0%	$4,389	0.8%	0.0%
Interest-bearing Demand	366,616	58.0%	1.7%	351,960	58.3%	1.2%	298,189	53.0%	0.8%
Savings	26,125	4.1%	1.2%	20,337	3.4%	0.8%	16,632	3.0%	0.3%
Time	233,767	36.9%	1.7%	227,010	37.5%	1.1%	242,791	43.2%	0.8%
Total Public Funds Deposits	$632,575	100.0%	1.7%	$603,919	100.0%	1.2%	$562,001	100.0%	0.8%

The following table sets forth the distribution of our time deposit accounts.

(in thousands)	September 30, 2018
Time deposits of less than $100,000	$173,290
Time deposits of $100,000 through $250,000	164,327
Time deposits of more than $250,000	333,950
Total Time Deposits	$671,567

At September 30, 2018, public funds deposits totaled $602.5 million compared to $640.7 million at December 31, 2017. Public funds time deposits totaled $255.7 million at September 30, 2018 compared to $225.6 million at December 31, 2017. We have developed a program for the retention and management of public funds deposits. Since the end of 2012, we have maintained public funds deposits in excess of $400.0 million. These deposits are from public entities such as school districts, hospital districts, sheriff departments and municipalities. $531.6 million, or 88%, of these accounts at September 30, 2018, are under fiscal agency agreements with terms of three years or less. Deposits under fiscal agency agreements are generally stable but public entities may maintain the ability to negotiate term deposits on a specific basis including with other financial institutions. Three of these relationships account for 35% of public funds deposits that are under fiscal agency agreements. These deposits generally have stable balances as we maintain both operating accounts and time deposits for these entities. There is a seasonal component to public deposit levels associated with annual tax collections. Public funds will increase at the end of the year and during the first quarter. In addition to seasonal fluctuations, there are monthly fluctuations associated with internal payroll and short-term tax collection accounts for our public funds deposit accounts. Public funds deposit accounts are collateralized by FHLB letters of credit, by Louisiana municipal bonds and by eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac. We invest the majority of these public deposits in our investment portfolio, but have increasingly invested more public funds into loans during the last several years.

The following table sets forth public funds as a percent of total deposits.

(in thousands except for %)	September 30, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Public Funds:
Noninterest-bearing Demand	$5,962	$4,828	$4,114	$4,906	$3,241
Interest-bearing Demand	314,208	389,788	324,356	296,416	321,382
Savings	26,688	20,539	20,116	14,667	10,142
Time	255,667	225,591	208,330	252,688	266,743
Total Public Funds	$602,525	$640,746	$556,916	$568,677	$601,508
Total Deposits	$1,544,442	$1,549,286	$1,326,181	$1,295,870	$1,371,839
Total Public Funds as a percent of Total Deposits	39.0%	41.4%	42.0%	43.9%	43.9%

Borrowings

First Guaranty maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. First Guaranty had $24.0 million in short-term borrowings outstanding at September 30, 2018 compared to $15.5 million outstanding at December 31, 2017. The short-term borrowings at September 30, 2018 were comprised of collateralized short-term borrowings from the Federal Home Loan Bank totaling $16.0 million and federal funds purchased of $8.0 million from a correspondent bank. First Guaranty has an available line of credit of $6.5 million, with no outstanding balance at September 30, 2018. First Guaranty had senior long-term debt totaling $20.6 million as of September 30, 2018 and $22.8 million at December 31, 2017.

First Guaranty also had junior subordinated debentures totaling $14.7 million at September 30, 2018 and at December 31, 2017.

First Guaranty had $286.3 million in Federal Home Loan Bank letters of credit as of September 30, 2018 compared to $294.2 million at December 31, 2017. Federal Home Loan Bank letters of credit are obtained primarily for collateralizing public deposits.

Total Shareholders' Equity

Total shareholders' equity decreased to $142.3 million at September 30, 2018 from $144.0 million at December 31, 2017. The decrease in shareholders' equity was principally the result of an increase of $9.3 million in accumulated other comprehensive loss, offset by an increase of $7.7 million in retained earnings. The increase in accumulated other comprehensive loss was primarily attributed to the increase in unrealized losses on available-for-sale securities during the nine months ended September 30, 2018 due to the increase in interest rates. The $7.7 million increase in retained earnings was due to net income of $11.6 million during the nine month period ended September 30, 2018, partially offset by $4.2 million in cash dividends paid on our common stock.

Results of Operations for the Third Quarter and Nine Months Ended September 30, 2018 and 2017

Performance Summary

Three months ended September 30, 2018 compared to the three months ended September 30, 2017. Net income for the three months ended September 30, 2018 was $3.4 million, an increase of $0.3 million, or 10.9%, from $3.1 million for the three months ended September 30, 2017. The increase in net income for the three months ended September 30, 2018 as compared to the prior year period was primarily the result of increased interest income associated with loans and a decline in the provision for loan losses, partially offset by increased interest and noninterest expense and decreased noninterest income. First Guaranty also experienced a decrease in income tax expense of $0.8 million resulting primarily from the decrease in the federal corporate tax rate as a result of the Tax Cuts and Jobs Act. Earnings per common share for the three months ended September 30, 2018 was $0.39 per common share, an increase of 11.4% or $0.04 per common share from $0.35 per common share for the three months ended September 30, 2017.  The increase in earnings per share was caused by the increase in net income.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Net income for the nine months ended September 30, 2018 was $11.6 million, an increase of $2.4 million, or 25.4%, from $9.2 million for the nine months ended September 30, 2017. The increase in net income for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 was primarily the result of the decrease in income tax expense of $2.0 million resulting from the decrease in the federal corporate tax rate as a result of the Tax Cuts and Jobs Act. First Guaranty also experienced increased interest income associated with loans along with a decrease in the provision for loan losses, partially offset by increased interest and noninterest expense and decreased noninterest income. The decrease in the provision for loan losses for the nine months ended September 30, 2018 was attributed to the aforementioned recovery associated with the payoff of the non-accrual oil and gas credit along with improvement of overall credit quality of the portfolio. Earnings per common share for the nine months ended September 30, 2018 was $1.32 per common share, an increase of 22.2% or $0.24 per common share from $1.08 per common share for the nine months ended September 30, 2017. The increase in earnings per share was caused by the increase in net income.
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

A financial institution's asset and liability structure is substantially different from that of a non-financial company, in that virtually all assets and liabilities are monetary in nature. Accordingly, changes in interest rates may have a significant impact on a financial institution's performance. The impact of interest rate changes depends on the sensitivity to the change of our interest-earning assets and interest-bearing liabilities. The effects of the rising interest rate environment in recent periods and our interest sensitivity position is discussed below.

Three months ended September 30, 2018 compared to the three months ended September 30, 2017. Net interest income for the three months ended September 30, 2018 and 2017 was $14.5 million and $13.9 million, respectively. The increase in net interest income for the three months ended September 30, 2018 as compared to the prior year period was primarily due to an increase in the average balance of our total interest-earning assets and an increase in the average yield of our total interest-earning assets, partially offset by the increase in the average balance of our total interest-bearing liabilities and an increase in the average rate of our total interest-bearing liabilities. For the three months ended September 30, 2018, the average balance of our total interest-earning assets increased by $33.7 million to $1.7 billion, and the average yield of our interest-earning assets increased by 46 basis points to 4.79% from 4.33% for the three months ended September 30, 2017.  For the three months ended September 30, 2018, the average balance of our total interest-bearing liabilities increased by $32.1 million to $1.3 billion, and the average rate of our total interest-bearing liabilities increased by 46 basis points to 1.68% from 1.22% for the three months ended September 30, 2017. Our net interest rate spread was 3.11% for the three months ended September 30, 2018 and September 30, 2017.  Our net interest margin increased eight basis points to 3.45% for the three months ended September 30, 2018 from 3.37% for the three months ended September 30, 2017.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Net interest income for the nine months ended September 30, 2018 and 2017 was $42.5 million and $39.3 million, respectively. The increase in net interest income for the nine months ended September 30, 2018 as compared to the prior year period was primarily due to an increase in the average balance of our total interest-earning assets and an increase in the average yield of our total interest-earning assets, partially offset by the increase in the average balance of our total interest-bearing liabilities and an increase in the average rate of our total interest-bearing liabilities. For the nine months ended September 30, 2018, the average balance of our total interest-earning assets increased by $99.3 million to $1.7 billion, and the average yield of our interest-earning assets increased by 40 basis points to 4.62% from 4.22% for the nine months ended September 30, 2017.  For the nine months ended September 30, 2018, the average balance of our total interest-bearing liabilities increased by $93.1 million to $1.3 billion, and the average rate of our total interest-bearing liabilities increased by 41 basis points to 1.52% from 1.11% for the nine months ended September 30, 2017. As a result, our net interest rate spread decreased one basis point to 3.10% for the nine months ended September 30, 2018 from 3.11% for the nine months ended September 30, 2017.  Our net interest margin increased five basis points to 3.40% for the nine months ended September 30, 2018 from 3.35% for the nine months ended September 30, 2017.

Interest Income

Three months ended September 30, 2018 compared to the three months ended September 30, 2017. Interest income increased $2.3 million, or 12.8%, to $20.1 million for the three months ended September 30, 2018 as compared to the prior year period.  First Guaranty continues to transition assets from lower yielding securities to higher yielding loans in order to increase interest income. The increase in interest income resulted primarily from an increase in the average balance of our total interest-earning assets along with an increase in the average yield of our interest-earning assets. The average balance of interest-earning assets increased $33.7 million to $1.7 billion for the three months ended September 30, 2018 as compared to the prior year period. The average yield of interest-earning assets increased by 46 basis points to 4.79% for the three months ended September 30, 2018 compared to 4.33% for the three months ended September 30, 2017.

Interest income on securities decreased $0.2 million, or 7.1%, to $3.1 million for the three months ended September 30, 2018 primarily as a result of a decrease in the average balance of securities. The average balance of securities decreased $56.2 million to $447.3 million for the three months ended September 30, 2018 from $503.5 million for the three months ended September 30, 2017 due to a decrease in the average balance of our agency and corporate securities as a result of securities sales. The average yield on securities increased by 12 basis points to 2.73% for the three months ended September 30, 2018 from 2.61% for the three months ended September 30, 2017 due to the rising interest rate environment.
Interest income on loans increased $2.4 million, or 17.0%, to $16.9 million for the three months ended September 30, 2018 as a result of an increase in the average balance of loans along with an increase in the average yield on loans. The average balance of loans (excluding loans held for sale) increased by $81.1 million to $1.2 billion for the three months ended September 30, 2018 from $1.1 billion for the three months ended September 30, 2017 as a result of new loan originations, such as commercial real estate loans, consumer and other loans, commercial and industrial loans and one-to-four family residential loans. The average yield on loans (excluding loans held for sale) increased by 47 basis points to 5.68% for the three months ended September 30, 2018 from 5.21% for the three months ended September 30, 2017.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Interest income increased $8.1 million, or 16.3%, to $57.7 million for the nine months ended September 30, 2018 as compared to the prior year period. First Guaranty continues to transition assets from lower yielding securities to higher yielding loans in order to increase interest income. The increase in interest income resulted primarily from an increase in the average balance of our total interest-earning assets principally as a result of the Premier acquisition along with an increase in the average yield of interest-earning assets. The average balance of our interest-earning assets increased $99.3 million to $1.7 billion for the nine months ended September 30, 2018 as compared to the prior year period. The average yield of interest-earning assets increased by 40 basis points to 4.62% for the nine months ended September 30, 2018 compared to 4.22% for the nine months ended September 30, 2017.
Interest income on securities decreased $0.3 million to $9.8 million for the nine months ended September 30, 2018 primarily as a result of a decrease in the average balance of securities. The average balance of securities decreased $37.0 million to $480.9 million for the nine months ended September 30, 2018 from $517.9 million for the nine months ended September 30, 2017 due to a decrease in the average balance of our agency and corporate securities as a result of securities sales. The average yield on securities increased by 13 basis points to 2.72% for the nine months ended September 30, 2018 from 2.59% for the nine months ended September 30, 2017 due to the rising interest rate environment.
Interest income on loans increased $8.2 million, or 20.8%, to $47.7 million for the nine months ended September 30, 2018 as a result of an increase in the average balance of loans along with an increase in the average yield on loans. The average balance of loans (excluding loans held for sale) increased by $130.9 million to $1.2 billion for the nine months ended September 30, 2018 from $1.0 billion for the nine months ended September 30, 2017 as a result of new loan originations, acquired loans and loans assumed from the Premier acquisition, the majority of which were one-to-four family residential loans, commercial leases, commercial real estate loans and commercial and industrial loans. The average yield on loans (excluding loans held for sale) increased by 36 basis points to 5.49% for the nine months ended September 30, 2018 from 5.13% for the nine months ended September 30, 2017.

Interest Expense

Three months ended September 30, 2018 compared to the three months ended September 30, 2017. Interest expense increased $1.6 million, or 41.6%, to $5.6 million for the three months ended September 30, 2018 from $4.0 million for the three months ended September 30, 2017 due primarily to an increase in the average balance of interest-bearing deposits along with an increase in the average rate paid on interest-bearing deposits. The average balance of interest-bearing deposits increased by $34.8 million during the three months ended September 30, 2018 to $1.3 billion as a result of a $27.2 million increase in the average balance of time deposits, a $6.9 million increase in the average balance of savings deposits and a $0.7 million increase in the average balance of interest-bearing demand deposits. The average rate of interest-bearing demand deposits increased by 52 basis points during the three months ended September 30, 2018 to 1.60%. The increase in the average rate on interest-bearing demand deposits was due to those deposits, primarily public funds NOW accounts and brokered money market deposits, whose rates are contractually tied to national index rates such as the U.S. Federal Funds rate or short term U.S. Treasury rates which have increased over the last year.
Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Interest expense increased $4.9 million, or 47.6%, to $15.2 million for the nine months ended September 30, 2018 from $10.3 million for the nine months ended September 30, 2017 due primarily to an increase in the average balance of interest-bearing deposits principally as a result of the Premier acquisition along with an increase in the average rate paid on interest-bearing deposits. The average balance of interest-bearing deposits increased by $92.8 million during the nine months ended September 30, 2018 to $1.3 billion as a result of a $48.7 million increase in the average balance of time deposits, a $34.7 million increase in the average balance of interest-bearing demand deposits and a $9.4 million increase in the average balance of savings deposits. The average rate of interest-bearing demand deposits increased by 49 basis points during the nine months ended September 30, 2018 to 1.47%. The increase in the average rate on interest-bearing demand deposits was due to those deposits, primarily public funds NOW accounts and brokered money market deposits, whose rates are contractually tied to national index rates such as the U.S. Federal Funds rate or short term U.S. Treasury rates which have increased over the last year.

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

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
(in thousands except for %)	Average Balance	Interest	Yield/Rate (5)	Average Balance	Interest	Yield/Rate (5)
Assets
Interest-earning assets:
Interest-earning deposits with banks	$41,749	$158	1.50%	$30,295	$82	1.07%
Securities (including FHLB stock)	447,348	3,083	2.73%	503,511	3,317	2.61%
Federal funds sold	134	-	0.00%	1,736	6	1.37%
Loans held for sale	826	12	5.77%	1,976	27	5.42%
Loans, net of unearned income	1,176,670	16,855	5.68%	1,095,541	14,394	5.21%
Total interest-earning assets	1,666,727	$20,108	4.79%	1,633,059	$17,826	4.33%

Noninterest-earning assets:
Cash and due from banks	9,968			13,122
Premises and equipment, net	38,294			36,262
Other assets	13,751			13,806
Total Assets	$1,728,740			$1,696,249

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$535,123	$2,155	1.60%	$534,400	$1,460	1.08%
Savings deposits	112,113	107	0.38%	105,211	61	0.23%
Time deposits	639,613	2,916	1.81%	612,406	2,044	1.32%
Borrowings	38,268	439	4.55%	40,965	403	3.90%
Total interest-bearing liabilities	1,325,117	$5,617	1.68%	1,292,982	$3,968	1.22%

Noninterest-bearing liabilities:
Demand deposits	254,405			254,825
Other	5,875			5,613
Total Liabilities	1,585,397			1,553,420

Shareholders' equity	143,343			142,829
Total Liabilities and Shareholders' Equity	$1,728,740			$1,696,249
Net interest income		$14,491			$13,858

Net interest rate spread (1)			3.11%			3.11%
Net interest-earning assets (2)	$341,610			$340,077
Net interest margin (3), (4)			3.45%			3.37%

Average interest-earning assets to interest-bearing liabilities			125.78%			126.30%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)
The tax adjusted net interest margin was 3.46% and 3.39% for the above periods ended September 30, 2018 and 2017, respectively. A 21% and 35% tax rate was used to calculate the effect on securities income from tax exempt securities for the above periods ended September 30, 2018 and 2017, respectively.

(5)	Annualized.

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
(in thousands except for %)	Average Balance	Interest	Yield/Rate (5)	Average Balance	Interest	Yield/Rate (5)
Assets
Interest-earning assets:
Interest-earning deposits with banks	$30,004	$274	1.22%	$24,808	$142	0.76%
Securities (including FHLB stock)	480,899	9,766	2.72%	517,929	10,018	2.59%
Federal funds sold	586	1	0.23%	958	8	1.10%
Loans held for sale	1,510	69	6.11%	855	31	4.86%
Loans, net of unearned income	1,158,246	47,581	5.49%	1,027,382	39,416	5.13%
Total interest-earning assets	1,671,245	$57,691	4.62%	1,571,932	$49,615	4.22%

Noninterest-earning assets:
Cash and due from banks	10,185			9,675
Premises and equipment, net	38,221			29,343
Other assets	13,795			7,924
Total Assets	$1,733,446			$1,618,874

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$569,605	$6,273	1.47%	$534,898	$3,902	0.98%
Savings deposits	110,933	281	0.34%	101,581	147	0.19%
Time deposits	611,792	7,291	1.59%	563,076	5,079	1.21%
Borrowings	40,377	1,316	4.36%	40,074	1,143	3.81%
Total interest-bearing liabilities	1,332,707	$15,161	1.52%	1,239,629	$10,271	1.11%

Noninterest-bearing liabilities:
Demand deposits	253,372			240,923
Other	5,366			4,926
Total Liabilities	1,591,445			1,485,478

Shareholders' equity	142,001			133,396
Total Liabilities and Shareholders' Equity	$1,733,446			$1,618,874
Net interest income		$42,530			$39,344

Net interest rate spread (1)			3.10%			3.11%
Net interest-earning assets (2)	$338,538			$332,303
Net interest margin (3), (4)			3.40%			3.35%

Average interest-earning assets to interest-bearing liabilities			125.40%			126.81%

(1)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.
(4)
The tax adjusted net interest margin was 3.42% and 3.37% for the above periods ended September 30, 2018 and 2017, respectively. A 21% and  35% tax rate was used to calculate the effect on securities income from tax exempt securities for the above periods ended September 30, 2018 and 2017, respectively.

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

For the three months ended September 30, 2018, the provision for loan losses was $0.4 million compared to $1.1 million for the same period in 2017. The allowance for loan losses at September 30, 2018 was $10.6 million and was 0.89% of total loans. The decrease in the provision was attributed to the improvement in credit quality of the loan portfolio. Total charge-offs were $0.7 million for the three months ended September 30, 2018 and $2.5 million for the same period in 2017. The allowance for loan losses as a percentage of total loans was 0.97% prior to the inclusion of the acquired loans from Premier.

We recorded a $0.6 million provision for loan losses for the nine months ended September 30, 2018 compared to $3.1 million for the same period in 2017. The decrease in the provision was attributed to the improvement in credit quality of the loan portfolio. First Guaranty also received a $3.6 million negotiated payment in settlement of a commercial and industrial non-accrual loan on May 9, 2018. The payment resulted in a recovery of $1.6 million. The recovery impacted the allowance for loan losses and the end result was a negative provision for loan losses in the second quarter of 2018. Total charge-offs were $1.2 million for the first nine months of 2018 and $4.3 million for the same period in 2017.
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

Noninterest income totaled $1.2 million for the three months ended September 30, 2018, a decrease of $0.8 million from $2.0 million for the three months ended September 30, 2017.  The decrease was primarily due to lower gains on securities sales.  Net securities losses were $0.7 million for the three months ended September 30, 2018 as compared to net securities gains of $62,000 for the same period in 2017. The gains and losses on securities sales occurred as First Guaranty sold investment securities in order to fund loan growth. Service charges, commissions and fees totaled $0.8 million for the three months ended September 30, 2018 and $0.7 million for the same period in 2017. ATM and debit card fees totaled $0.5 million for the three months ended September 30, 2018 and 2017. Net gains on the sale of loans were $45,000 for the three months ended September 30, 2018 and $3,000 for the same period in 2017. Other noninterest income totaled $0.5 million and $0.7 million for the three months ended September 30, 2018 and 2017, respectively.

Noninterest income totaled $4.5 million for the nine months ended September 30, 2018, a decrease of $1.4 million from $6.0 million for the nine months ended September 30, 2017.  The decrease was primarily due to lower gains on securities sales.  Net securities losses were $0.9 million for the nine months ended September 30, 2018 as compared to net securities gains of $1.0 million for the same period in 2017. The gains and losses on securities sales occurred as First Guaranty sold investment securities in order to fund loan growth. Service charges, commissions and fees totaled $2.3 million for the nine months ended September 30, 2018 as compared to $1.9 million for the same period in 2017.  ATM and debit card fees totaled $1.6 million for the nine months ended September 30, 2018 and $1.5 million for the same period in 2017. Net gains on the sale of loans were $0.2 million for the nine months ended September 30, 2018 and $0.1 million for the same period in 2017. Other noninterest income totaled $1.4 million and $1.5 million for the nine months ended September 30, 2018 and 2017, respectively.

Noninterest Expense

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense and other types of expenses.  Noninterest expense totaled $11.2 million for the three months ended September 30, 2018 and $10.1 million for the three months ended September 30, 2017. Salaries and benefits expense totaled $5.8 million for the three months ended September 30, 2018 and $5.3 million for the three months ended September 30, 2017, primarily due to new hires. Occupancy and equipment expense totaled $1.4 million for the three months ended September 30, 2018 and $1.2 million for the same period of 2017. Other noninterest expense totaled $4.0 million for the three months ended September 30, 2018 and  $3.7 million for the three months ended September 30, 2017. Legal and professional fees totaled $0.7 million for the three months ended September 30, 2018, a decrease of $0.1 million from $0.8 million for the three months ended September 30, 2017. The reduction was due to the non-recurring expenses included in the third quarter of 2017 related to the acquisition of Premier.

Noninterest expense totaled $32.0 million for the nine months ended September 30, 2018 and $28.2 million for the nine months ended September 30, 2017. Salaries and benefits expense totaled $17.0 million for the nine months ended September 30, 2018 and $14.7 million for the nine months ended September 30, 2017, primarily due to the increase in personnel expense from the Premier acquisition and new hires. Occupancy and equipment expense totaled $4.1 million for the nine months ended September 30, 2018 and $3.3 million for the nine months ended September 30, 2017. Other noninterest expense totaled $11.0 million for the nine months ended September 30, 2018 and $10.2 million for the same period in 2017. Legal and professional fees totaled $1.8 million for the nine months ended September 30, 2018, a decrease of $0.5 million from $2.3 million for the nine months ended September 30, 2017. The reduction was due to the non-recurring expenses included in the nine months ended September 30, 2017 related to the acquisition of Premier.
The following table presents, for the periods indicated, the major categories of other noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Other noninterest expense:
Legal and professional fees	$724	$808	$1,767	$2,290
Data processing	457	519	1,250	1,150
ATM fees	314	279	919	855
Marketing and public relations	295	295	968	868
Taxes - sales, capital, and franchise	247	144	734	534
Operating supplies	115	167	404	378
Software expense and amortization	270	255	811	671
Travel and lodging	261	217	755	676
Telephone	61	48	163	124
Amortization of core deposits	136	136	409	296
Donations	166	90	356	271
Net costs from other real estate and repossessions	85	51	123	200
Regulatory assessment	266	162	666	563
Other	625	538	1,628	1,321
Total other noninterest expense	$4,022	$3,709	$10,953	$10,197

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other non-deductible expenses and the statutory tax rate. The provision for income taxes for the three months ended September 30, 2018 and 2017 was $0.8 million and $1.6 million, respectively.  The provision for income taxes decreased due to the decrease in the corporate federal income tax rate from which took effect on January 1, 2018 as a result of the Tax Cuts and Jobs Act and a decrease in income before income taxes. First Guaranty's statutory tax rate was 21.0% for the three months ended September 30, 2018, which was a decrease of 14 basis points from the third quarter of 2017 rate of 35.0%.

The provision for income taxes for the nine months ended September 30, 2018 and 2017 was $2.9 million and $4.8 million, respectively. The provision for income taxes decreased due to the decrease in the corporate federal income tax rate which took effect on January 1, 2018 as a result of the Tax Cuts and Jobs Act, which was partially offset by the increase in income before income taxes. First Guaranty's statutory tax rate was 21.0% for the nine months ended September 30, 2018, which was a decrease of 14 basis points from the nine months ended September 30, 2017 rate of 35.0%.

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

Loans maturing within one year or less at September 30, 2018 totaled $220.2 million. At September 30, 2018, time deposits maturing within one year or less totaled $442.8 million. First Guaranty's held-to-maturity ("HTM") portfolio at September 30, 2018 was $111.0 million or 25.3% of the investment portfolio compared to $120.1 million or 23.9% at December 31, 2017. The securities in the HTM portfolio are used to collateralize public funds deposits and may also be used to secure borrowings with the Federal Home Loan Bank or Federal Reserve Bank. The agency securities in the HTM portfolio have maturities of 10 years or less. The mortgage-backed securities have stated final maturities of 15 to 20 years at September 30, 2018. The municipal securities in the HTM portfolio have maturities of 20 years or less. The HTM portfolio had a forecasted weighted average life of approximately 5.82 years based on current interest rates. Management regularly monitors the size and composition of the HTM portfolio to evaluate its effect on First Guaranty's liquidity. First Guaranty's available-for-sale ("AFS") portfolio was $327.4 million or 74.7% of the investment portfolio as of September 30, 2018. The majority of the AFS portfolio was comprised of  U.S. Government Agencies, municipal bonds and investment grade corporate bonds. Management believes these securities are readily marketable and enhance First Guaranty's liquidity.

First Guaranty maintained a net borrowing capacity at the Federal Home Loan Bank totaling $77.2 million and $40.1 million at September 30, 2018 and December 31, 2017, respectively with $16.0 million in FHLB advances outstanding at September 30, 2018. The change in borrowing capacity with the Federal Home Loan Bank was due to changes in the value that First Guaranty receives on pledged collateral and due to First Guaranty's usage of the line. First Guaranty also has a discount window line with the Federal Reserve Bank. We also maintain federal funds lines of credit at various correspondent banks with borrowing capacity of $100.5 million and a revolving line of credit for $6.5 million with an availability of $6.5 million as of September 30, 2018 secured by a pledge of the Bank's common stock. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources

First Guaranty's capital position is reflected in shareholders' equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total shareholders' equity decreased to $142.3 million at September 30, 2018 from $144.0 million at December 31, 2017. The decrease in shareholders' equity was principally the result of an increase of $9.3 million in accumulated other comprehensive loss, offset by a $7.7 million increase in retained earnings. The increase in accumulated other comprehensive loss was primarily attributed to the increase in unrealized losses on available-for-sale securities during the nine months ended September 30, 2018 due to the increase in interest rates. The $7.7 million increase in retained earnings was due to net income of $11.6 million during the nine month period ended September 30, 2018, partially offset by $4.2 million in cash dividends paid on our common stock.

Regulatory Capital

Risk-based capital regulations adopted by the FDIC require banks to achieve and maintain specified ratios of capital to risk-weighted assets. Similar capital regulations apply to bank holding companies over $3.0 billion in assets. The risk-based capital rules are designed to measure "Tier 1" capital (consisting of common equity, retained earnings and a limited amount of qualifying perpetual preferred stock and trust preferred securities, net of goodwill and other intangible assets and accumulated other comprehensive income) and total capital in relation to the credit risk of both on- and off- balance sheet items. Under the guidelines, one of its risk weights is applied to the different on-balance sheet items. Off-balance sheet items, such as loan commitments, are also subject to risk weighting. Applicable bank holding companies and all banks must maintain a minimum total capital to total risk weighted assets ratio of 8.00%, at least half of which must be in the form of core or Tier 1 capital. These guidelines also specify that bank holding companies that are experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels.

In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements.  As of September 30, 2018, the Bank's capital conservation buffer was 5.39% exceeding the minimum of 1.875% for 2018. As of September 30, 2018, First Guaranty's capital conservation buffer was 4.75% exceeding the minimum of 1.875% for 2018.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the Federal Reserve Board has amended its small bank holding company and savings and loan holding company policy statement to provide that holding companies with consolidated assets of less than $3 billion that are (i) not engaged in significant nonbanking activities, (ii) do not conduct significant off-balance sheet activities, and (3) do not have a material amount of SEC-registered debt or equity securities, other than trust preferred securities, that contribute to an organization's complexity, are no longer subject to regulatory capital requirements, effective August 30, 2018.

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

At September 30, 2018, we satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.

	"Well Capitalized Minimums"	As of September 30, 2018	As of December 31, 2017
Tier 1 Leverage Ratio
Consolidated	5.00%	8.48%	8.27%
Bank	5.00%	9.83%	9.88%

Tier 1 Risk-based Capital Ratio
Consolidated	8.00%	10.86%	10.35%
Bank	8.00%	12.61%	12.39%

Total Risk-based Capital Ratio
Consolidated	10.00%	12.75%	12.14%
Bank	10.00%	13.39%	13.07%

Common Equity Tier One Capital Ratio
Consolidated	6.50%	10.86%	10.35%
Bank	6.50%	12.61%	12.39%

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

The following interest sensitivity analysis is one measurement of interest rate risk. This analysis reflects the contractual maturity characteristics of assets and liabilities over various time periods. This analysis does not factor in prepayments or interest rate floors on loans which may significantly change the report. This table includes nonaccrual loans in their respective maturity periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at September 30, 2018 illustrated below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

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

	September 30, 2018
	Interest Sensitivity Within
(in thousands except for %)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$400,397	$123,047	$523,444	$666,512	$1,189,956
Securities (including FHLB stock)	19,457	2,997	22,454	418,326	440,780
Federal Funds Sold	94	-	94	-	94
Other earning assets	54,044	-	54,044	-	54,044
Total earning assets	$473,992	$126,044	$600,036	$1,084,838	$1,684,874

Source of Funds:
Interest-bearing accounts:
Demand deposits	$508,837	$-	$508,837	$-	$508,837
Savings deposits	112,271	-	112,271	-	112,271
Time deposits	199,622	243,209	442,831	228,736	671,567
Short-term borrowings	24,000	-	24,000	-	24,000
Senior long-term debt	20,572	-	20,572	-	20,572
Junior subordinated debt	-	-	-	14,691	14,691
Noninterest-bearing, net	-	-	-	332,936	332,936
Total source of funds	$865,302	$243,209	$1,108,511	$576,363	$1,684,874

Period gap	$(391,310)	$(117,165)	$(508,475)	$508,475
Cumulative gap	$(391,310)	$(508,475)	$(508,475)	$-

Cumulative gap as a percent of earning assets	-23.2%	-30.2%	-30.2%

Net interest income at risk measures the risk of a decline in earnings due to changes in interest rates. The first table below presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in the yield curve over a 12-month horizon at September 30, 2018. Shifts are measured in 100 basis point increments (+400 through -100 basis points) from base case. We do not present shifts less than 100 basis points because of the current low interest rate environment. The base case scenario encompasses key assumptions for asset/liability mix, loan and deposit growth, pricing, prepayment speeds, deposit decay rates, securities portfolio cash flows and reinvestment strategy and the market value of certain assets under the various interest rate scenarios. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous shocks are performed against that yield curve. The second table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from a gradual shift in the yield curve over a 12 month horizon.

Instantaneous Changes in Interest Rates (In Basis Points)	Percent Change In Net Interest Income
+400	(6.12)%
+300	(4.25)%
+200	(2.74)%
+100	(1.17)%
Base	-%
-100	2.05%

Gradual Change in Interest Rates (In Basis Points)	Percent Change In Net Interest Income
+400	(3.30)%
+300	(2.41)%
+200	(1.51)%
+100	(0.71)%
Base	-%
-100	1.19%

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

At September 30, 2018, First Guaranty is subject to various legal proceedings in the normal course of business and otherwise. It is our belief that the ultimate resolution of such claims will not have a material adverse effect on First Guaranty's financial position or results of operations.

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

FIRST GUARANTY BANCSHARES, INC.

Date: November 9, 2018	By: /s/ Alton B. Lewis
Alton B. Lewis
Principal Executive Officer

Date: November 9, 2018	By: /s/ Eric J. Dosch
Eric J. Dosch
Principal Financial Officer
Secretary and Treasurer