Form 10-K
period 2018-12-31
First Guaranty Bancshares, Inc.
filed 2019-03-15
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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
YES ☒         NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.
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
YES  ☐        NO ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2018 was $120,053,574 based upon the price from the last trade of $26.02.

As of March 14, 2019, there were issued and outstanding 8,807,175 shares of the Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)	Proxy Statement for the 2019 Annual Meeting of Shareholders of the Registrant (Part III).

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

At December 31, 2018, we had consolidated total assets of $1.8 billion, total deposits of $1.6 billion and total shareholders' equity of $147.3 million.

Recent Events

In November 2017, First Guaranty announced the launch of an At-The-Market Equity Offering program ("ATM Offering").  First Guaranty may sell up to $25.0 million of common stock under the ATM Offering.  First Guaranty expects to use the net proceeds of the ATM Offering for general corporate purposes, including support for organic growth and financing possible acquisitions of other financial institutions. First Guaranty did not sell any shares of common stock under the ATM Offering during the year ended December 31, 2018.

First Guaranty Bank received approval to open a loan production office in Lake Charles, Louisiana. This office was opened during the fourth quarter of 2018. The Lake Charles MSA is projected to be one of the fastest growing regions in Louisiana. It is adjacent to First Guaranty's existing markets in the Lafayette, MSA.

Our History and Growth

First Guaranty Bank was founded in Amite, Louisiana on March 12, 1934. While the origins of First Guaranty Bank go back over 80 years, we began our modern history in 1993 when an investor group, led by Marshall T. Reynolds, our Chairman, invested $3.6 million in First Guaranty Bank as part of a recapitalization plan with the objective of building a community-focused commercial bank in our Louisiana markets. Since the implementation of that recapitalization plan, we have grown from six branches and $159 million in assets at the end of 1993 to 27 branches and $1.8 billion in assets at December 31, 2018. We have also paid a quarterly dividend for 102 consecutive quarters as of December 31, 2018. On July 27, 2007, we formed First Guaranty Bancshares and completed a one-for-one share exchange that resulted in First Guaranty Bank becoming the wholly-owned subsidiary of First Guaranty Bancshares (the "Share Exchange") and First Guaranty Bancshares becoming an SEC reporting public company.

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
Hammond MSA

Our participation in the Small Business Lending Fund ("SBLF") from 2011 to 2015 enabled us to leverage $39.4 million in capital received from the United States Department of the Treasury (the "U.S. Treasury") to grow our lending business. In November 2015, First Guaranty completed a public stock offering selling 626,560 shares and raising $9.3 million in net proceeds. In connection with the completion of the stock offering, First Guaranty's common shares began trading on the NASDAQ Global Market. In December 2015, we redeemed the $39.4 million in preferred stock issued to the U.S. Treasury.

Our Markets

Our primary market areas include the Louisiana MSAs of Hammond, Baton Rouge, Lafayette, and Shreveport-Bossier City along with the Texas MSAs of  Dallas-Fort Worth-Arlington and Waco. Most of our branches are located along the major Louisiana interstates of I-12, I-55, I-10 and I-20. We have four branches in the Dallas-Fort Worth metropolitan area and one branch in Waco, Texas.

Hammond MSA. We are headquartered in Hammond, Louisiana and approximately 50% of our deposits are in the Hammond MSA, our largest deposit concentration market. We had a deposit market share of 36.5% (at June 30, 2018) in the Hammond MSA, placing us first overall. Hammond is the principal city of the Hammond MSA, which includes all of Tangipahoa Parish, and is located approximately 50 miles north of New Orleans and 30 miles east of Baton Rouge. The Hammond MSA has a population of approximately 125,000. Hammond is intersected by I-55 and I-12, which are two heavily traveled interstate highways. As a result of Hammond's close proximity to New Orleans and Baton Rouge, Hammond and Tangipahoa Parish are among the fastest growing cities and Parishes in Louisiana. There is an abundance of new development, both commercial and residential, as well as numerous hotels which absorb overflowing demand for rooms near major events in New Orleans. Hammond is also the home of the main campus of Southeastern Louisiana University, with an enrollment of approximately 15,000 students.

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

Continue to Increase Total Loans as a Percentage of Assets. We plan to continue to change our asset composition by growing our loan portfolio to increase our total loans as a percentage of our assets. Our loan to deposit ratio was 75.2% as of December 31, 2018. The growth in our loan portfolio has broadened our customer base, reduced our interest rate risk exposure to fixed rate investment securities, and helped us expand our net interest margin. We have invested in the internal development of our lending department along with the select addition of experienced lenders.

We intend to continue to grow our loan portfolio organically by targeting small and medium-sized businesses engaged in manufacturing, agriculture, petrochemicals, healthcare and other professional services. As a former participant in the SBLF, we developed and executed a sustained loan growth campaign focused on these target loan areas beginning in 2011 that far exceeded our original goals of the program. We are continuing this campaign even after we redeemed our SBLF preferred stock in December 2015. Our gross loan portfolio has increased by $652.2 million, or 113.8%, to $1.2 billion at December 31, 2018 from $573.1 million at December 31, 2011.

Our commercial lending team is organized around our regional market areas of Louisiana and Texas. A senior experienced lender leads each market team and ensures that our lenders deliver timely service to customers, meet and exceed expectations of loan approval time, and broaden customer relationships through referrals.

We are expanding upon our successful small business lending program with a new emphasis on growing our SBA, USDA and commercial leasing lending programs. The acquisition of Synergy Bank brought expertise in SBA lending that we have leveraged through both our new Texas markets and our existing Louisiana markets. We have invested in training key personnel to focus on this market as we believe that SBA, USDA and commercial leasing loans can serve as new market opportunities for our Bank. We will continue to be a leading agricultural lender and grow our Farm Service Agency lending.

Over the last eleven years, we have pursued a focused program to participate in syndicated loans (loans made by a group of lenders, including us, who share or participate in a specific loan, which is typically secured by business assets or equipment, and also commercial real estate) with a larger regional financial institution as the lead lender. Our focus has been to finance middle market companies whose borrowing needs typically range from $25 million to $75 million. Syndicated loans diversify our loan portfolio, increase our yield and mitigate interest rate risk due to the variable rate pricing structure of the loans. We expect to continue our syndicated lending program but our local loan originations remain our funding priority.

We intend to grow our consumer loan portfolio principally through our residential mortgage program. We intend to leverage our existing branch network to expand our retail lending. We have expanded our technology to make it easier for both individual and business customers to bank with us through mobile and internet banking.

Expand Individual and Business Deposits and Maintain our Public Funds Program. Our deposit strategy is focused on continuing to expand our individual and business deposit bases while maintaining our public funds deposit program. Our deposit strategy leverages off the market share dominance that we have in several of our markets, such as the Hammond MSA where we had a 36.5% deposit market share at June 30, 2018, placing us first overall. Our commercial and consumer lending teams focus on building business and individual deposits concurrent with loans. Our public funds department is dedicated to maintaining strong relationships with our well diversified base of public entities. We provide a variety of services to our public funds clients. Our public funds deposit program has provided us with a stable and low cost source of funding. We will continue to concentrate on keeping many of these funds under contract as we are often the fiscal agent for these governmental agencies which helps maintain this funding.

Maintain Strong Asset Quality. We emphasize a disciplined credit culture based on intimate market knowledge, close ties to our customers, sound underwriting standards and experienced loan officers. While the challenging operating environment which began following the 2008-2009 recession of the United States contributed to an increase in problem assets, management's primary objective has been to expeditiously reduce the level of non-performing assets through diligent monitoring and aggressive resolution efforts. The results of this effort are reflected in our improved asset quality. At December 31, 2018, non-performing assets totaled $10.0 million, or 0.55% of total assets, and has declined by $5.0 million from $15.0 million, or 0.99% of total assets at December 31, 2014.

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

Non-Farm Non-Residential Loans. Non-farm non-residential loans are an integral part of our operating strategy. We expect to continue to emphasize this business line in the future with loans to small businesses and real estate projects in our market area. At December 31, 2018 loans secured by non-farm non-residential properties totaled $586.3 million, or 47.7% of our total loan portfolio. Our non-farm non-residential loans are secured by commercial real estate generally located in our market area, which may be owner-occupied or non-owner occupied. Our owner-occupied commercial real estate loans totaled $209.7 million, or 35.8% of total non-farm non-residential loans at December 31, 2018. Permanent loans on non-farm non-residential properties are generally originated in amounts up to 85% of the appraised value of the property for owner-occupied commercial real estate properties and up to 80% of the appraised value of the property for non- owner-occupied commercial real estate properties. We consider a number of factors in originating non-farm non-residential loans. We evaluate the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. We consider the financial resources of the borrower, the borrower's experience in owning or managing similar property and the borrower's payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that the borrower's net operating income together with the borrower's other sources of income is at least 125% of the annual debt service and the ratio of the loan amount to the appraised value of the mortgaged property. We generally obtain personal guarantees from the borrower or a third party as a condition to originating commercial real estate loans. All non-farm non-residential loans are appraised by outside independent appraisers approved by the board of directors.

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

Commercial and Industrial Loans. Commercial and industrial loans totaled $200.9 million, or 16.4% of our total loan portfolio at December 31, 2018. Commercial and industrial loans (excluding syndicated loans) are generally made to small and mid-sized companies located within Louisiana and Texas. We also participate in government programs which guarantee portions of commercial and industrial loans such as the SBA and USDA. In most cases, we require collateral of equipment, accounts receivable, inventory, chattel or other assets before making a commercial business loan. We have a dedicated staff within our credit department that monitors asset based lending and regularly conducts reviews of borrowing based certificates, aging and inventory reports, and on-site audits. Our commercial term loans totaled $73.3 million at December 31, 2018, or 36.5% of total commercial and industrial loans. Our commercial and industrial maximum loan to value limit is 80%. Our commercial term loans are generally fixed interest rate loans, indexed to the prime rate, with terms of up to five years, depending on the needs of the borrower and the useful life of the underlying collateral. Our commercial lines of credit totaled $127.6 million at December 31, 2018, or 63.5% of total commercial and industrial loans. Typically, our commercial lines of credit are adjustable rate lines, indexed to the prime interest rate, which generally mature yearly. Our underwriting standards for commercial and industrial loans include a review of the applicant's tax returns, financial statements, credit history, the underlying collateral and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan based on cash flow generated by the applicant's business. We generally obtain personal guarantees from the borrower or a third party as a condition to originating commercial and industrial loans.

Over the last eleven years, we pursued a focused program to participate in syndicated loans (loans made by a group of lenders, including us, who share or participate in a specific loan) with a larger regional financial institution as the lead lender. Syndicated loans are typically made to large businesses (which are referred to as shared national credits) or middle market companies (which do not meet the regulatory definition of shared national credits), both of which are secured by business assets or equipment, and also commercial real estate. The syndicate group for both types of loans usually consists of two to three other financial institutions. These loans are adjustable-rate loans generally tied to LIBOR. Our participation amounts typically range between $5.0 million and $15.0 million. Our focus has been to finance middle market companies whose borrowing needs typically range from $25.0 million to $75.0 million. Syndicated loans diversify our loan portfolio, increase our yield and mitigate interest rate risk due to the variable rate pricing structure of the loans. We have a defined set of credit guidelines that we use when evaluating these credits. Our credit department independently reviews all syndicate loans and our board of directors has created a special committee to oversee the underwriting and approval of these loans. At December 31, 2018, syndicated loans secured by assets other than commercial real estate totaled $57.2 million, or 28.5% of the commercial and industrial loan portfolio. On December 21, 2017 the Federal Reserve, FDIC, and Office of Comptroller of the Currency issued a change to the definition of a Shared National Credit. Effective January 1, 2018, the aggregate loan commitment threshold for inclusion in the Shared National Credit (SNC) program increased from $20 million to $100 million. First Guaranty's syndicated loans that meet the revised definition at December 31, 2018 were $26.6 million.

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

One- to Four-Family Residential Real Estate Loans. At December 31, 2018, our one- to four-family residential real estate loans totaled $172.8 million, or 14.1% of our total loan portfolio. We originate one- to four-family residential real estate loans that are secured primarily by residential property in Louisiana and Texas. We generally originate loans in amounts up to 95% of the lesser of the appraised value or purchase price of the mortgaged property. We currently offer one- to four-family residential real estate loans with terms up to 30 years that are generally underwritten according to Fannie Mae guidelines, and we refer to loans that conform to such guidelines as "conforming loans." We generally originate fixed-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which at December 31, 2018 was $453,100 for single-family homes in our market area. At December 31, 2018, we held $25.4 million in jumbo loans that are greater than the conforming loan limit. We generally hold our one- to four-family residential real estate loans in our portfolio. We also originate one- to four-family residential real estate loans secured by non-owner occupied properties, but less frequently. Our fixed-rate one- to four-family residential real estate loans include loans that generally amortize on a monthly basis over periods between 10 to 30 years with maturities that range from eight to 30 years. Fixed rate one- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers have the right to refinance or prepay their loans. We do not offer one- to four-family residential real estate loans specifically designed for borrowers with sub-prime credit scores, including interest-only, negative amortization or payment option adjustable-rate mortgage loans.

We have diversified our one- to four-family residential real estate loans with the select purchase of conforming mortgage loans that are located outside Louisiana and Texas. Our purchased loans are generally serviced by other financial institutions. At December 31, 2018, $21.9 million of our one- to four-family residential real estate loans, or 12.7% of our one- to four-family residential real estate loans, were purchased loans secured by property located outside our market area. The majority of our out of state purchased one- to four-family residential real estate loans are located in West Virginia, Virginia, Pennsylvania and the District of Columbia. Our purchased one- to four-family residential real estate loans must meet our internal underwriting criteria. While we intend to continue to purchase one- to four-family residential real estate loans from time-to-time, our strategic emphasis for future periods is to increase the volume of our internal originations of such loans.

Our one- to four-family loans also include home equity lines of credit that have second mortgages. At December 31, 2018, we had $2.7 million in home equity lines of credit, which represented 1.5% of our one- to four-family residential real estate loans. Our home equity products are originated in amounts, that when combined with the existing first mortgage loan, do not generally exceed 80% of the loan-to-value ratio of the subject property.

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

Multifamily Loans. On occasion we will originate loans secured by multifamily real estate. At December 31, 2018, we had $42.9 million or 3.5% of our total loan portfolio in multifamily loans. Such loans may be either fixed- or adjustable-rate loans tied to the prime rate with terms to maturity up to five years and amortization schedules of up to 20 years. We will originate multifamily loans in amounts up to 80% of the value of the multifamily property. Nearly all of our multifamily loans are secured by properties in Louisiana and Texas. The underwriting of multifamily loans follows the general guidelines for our non-farm non-residential loans.

Loans secured by multifamily real estate generally involve a greater degree of credit risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multifamily real estate typically depends upon the successful operation of the real estate property securing the loans. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

Construction and Land Development Loans. We offer loans to finance the construction of various types of commercial and residential property. At December 31, 2018, $124.6 million, or 10.1% of our total loan portfolio consisted of construction and land development loans. Construction loans to builders generally are offered with terms of up to 18 months and interest rates are tied to the prime lending rate. These loans generally are offered as fixed or adjustable-rate loans. We will originate residential construction loans for individual borrowers and builders, provided all necessary plans and permits have been obtained. Construction loan funds are disbursed as the project progresses. We will originate construction loans up to 80% of the estimated completed value of the project and we will originate land development loans in amounts up to 75% of the value of the property as developed. We will originate owner occupied one-to-four family residential construction loans up to 90% of the estimated completed value of the property.

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

Agricultural Loans. We are the leading lender for agricultural loans in our Southwest Louisiana market. Our agricultural lending includes loans to farmers for the purpose of cultivating rice, sugarcane, soybeans, timber, poultry and cattle. Agricultural loans are generally secured by crops, but may include additional collateral such as farm equipment or vehicles. Agricultural loans totaled $23.1 million, or 1.9% of our total loan portfolio at December 31, 2018. Such loans are generally offered with fixed rates at a margin above prime for a term of generally one year. We will originate agricultural loans in those instances where the borrower's financial strength and creditworthiness has been established. Agricultural loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower's business. Substantially all of our originated agricultural loans are guaranteed by the U.S. Farm Service Agency. We generally obtain personal guarantees from the borrower or a third party as a condition to originating agricultural loans.

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

Farmland Loans. We originate first mortgage loans secured by farmland. At December 31, 2018, farmland loans totaled $18.4 million, or 1.5% of our total loan portfolio. Such loans are generally fixed-rate loans at a margin over the prime rate with terms up to five years and amortization schedules of up to 20 years (40 years if secured by a guarantee from the U. S. Farm Service Agency). Loans secured by farmland may be made in amounts up to 80% of the value of the farm. However, we will originate farmland loans in amounts up to 100% of the value of the farm if the borrower is able to secure a guarantee from the U.S. Farm Service Agency. Generally, we obtain personal guarantees of the borrower on all loans secured by farmland.

Consumer and Other Loans. We make various types of secured consumer loans that are collateralized by deposits, boats and automobiles as well as unsecured consumer loans. Such loans totaled $59.4 million, or 4.8% of our total loan portfolio at December 31, 2018. First Guaranty purchased a consumer loan pool in the third quarter of 2018 that totaled $8.4 million at December 31, 2018. Consumer loans generally have a fixed rate at a margin over the prime rate and have terms of three years to ten years. At December 31, 2018, $7.2 million of our consumer loans were unsecured. Our procedure for underwriting consumer loans includes an assessment of the applicant's credit history and ability to meet existing obligations and payments for the proposed loan, as well as an evaluation of the value of the collateral security, if any.

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

Loan Originations, Sales and Participations. Loan originations are derived from a number of sources such as referrals from our board of directors, existing customers, borrowers, builders, attorneys and walk-in customers. We generally retain the loans that we originate in our loan portfolio and only sell loans infrequently. We had $8.0 million at December 31, 2018 in purchased loan participations that were not syndicated loans. At December 31, 2018, we had $67.0 million in syndicated loans, of which $26.6 million were shared national credits.

Loan Approval Authority. We establish various lending limits for executive management and also maintain a loan committee comprised of our directors and management. Generally, loan officers have authority to approve secured loan relationships in amounts up to $100,000 and unsecured loan relationships in amounts up to $25,000. For loans exceeding a loan officer's approval authority, we utilize two methods for approvals: (1) credit officers and (2) the Bank's loan committee. Loan relationships between $100,000 and $1,000,000 are approved by a combination of credit officers and executive management. The loan committee approves loan relationships of between $1,000,000 and up to $10.0 million. Any loan relationship exceeding $10.0 million requires the approval of the board of directors. Syndicated loans are approved by the Bank's syndicate loan committee in amounts up to $10.0 million.

Our lending activities are also subject to Louisiana statutes and internal guidelines limiting the amount we can lend to any one borrower. Subject to certain exceptions, under Louisiana law the Bank may not lend on an unsecured basis to any single borrower (i.e., any one individual or business entity and his or its affiliates) an amount in excess of 20% of the sum of the Bank's capital stock and surplus, or on a secured basis an amount in excess of 50% of the sum of the Bank's capital stock and surplus. At December 31, 2018, our secured legal lending limit was approximately $59.4 million and our unsecured legal lending limit was approximately $23.8 million.

Deposit Products

Consumer and commercial deposits are attracted principally from within our primary market area through the offering of a selection of deposit instruments including noninterest-bearing and interest-bearing demand, savings accounts and time accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate. At December 31, 2018, we held $1.6 billion in deposits.

We actively seek to obtain public funds deposits. At December 31, 2018, public funds deposits totaled $645.5 million. We have developed a program for the retention and management of public funds deposits. These deposits are from local government entities such as school districts, hospital districts, sheriff departments and other municipalities. We solicit their operating, savings, and time deposits and we are often the fiscal agent for the municipality. The majority of these deposits are under contractual terms of up to three years. Public funds deposit accounts are collateralized by FHLB letters of credit and by eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac. We believe that public funds provide a low cost and stable source of funding. The public funds deposit portfolio has been a key driver of earnings for First Guaranty as we have profitability deployed these funds into investment securities and loans.

The interest rates paid by us on deposits are set at the direction of our executive management. Interest rates are determined based on our liquidity requirements, interest rates paid by our competitors, and our growth goals and applicable regulatory restrictions and requirements. At December 31, 2018, we had $143.0 million in brokered deposits.

Investments

Our investment policy is to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and to meet pledging requirements for our public funds and other borrowings. Our investment securities consist of: (1) U.S. Treasury obligations; (2) U.S. government agency obligations; (3) mortgage-backed securities; (4) collateralized mortgage obligations; (5) corporate and other debt securities; (6) mutual funds and other equity securities and (7) municipal bonds. Our U.S. government agency securities, primarily consisting of government-sponsored enterprises, comprise the largest share of our investment securities, having a fair value of $168.5 million, of which $141.4 million were classified as available for sale and $27.1 million as held to maturity, at December 31, 2018.

The Bank's management asset liability committee and board investment committee are responsible for regular review of our investment activities and the review and approval of our investment policy. These committees monitor our investment securities portfolio and direct our overall acquisition and allocation of funds, with the goal of structuring our portfolio such that our investment securities provide us with a stable source of income but without exposing us to an excessive degree of market risk. During the last five years, our securities portfolio has generated $73.1 million of pre-tax income. For the year ended December 31, 2018, we had no securities with other than temporary impairment that was recognized.

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

Employees

At December 31, 2018, we had 336 full-time and 37 part-time employees. None of our employees is represented by a collective bargaining group or are parties to a collective bargaining agreement. We believe that our relationship with our employees is good.

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

The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018
On May 24, 2018, The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “EGRRCPA”) was enacted, which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The EGRRCPA’s provisions include, among other things: (i) exempting banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) not requiring appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) exempting banks that originate fewer than 500 open-end and 500 closed-end mortgages from HMDA’s expanded data disclosures; (iv) clarifying that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; (v) raising eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets; and (vi) simplifying capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well-capitalized status. In addition, the law required the Federal Reserve Board to raise the asset threshold under its Small Bank Holding Company Policy Statement from $1 billion to $3 billion for bank or savings and loan holding companies that are exempt from consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities.
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

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets ( e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one-to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each year until it became fully implemented at 2.5% on January 1, 2019. For 2018, the capital conservation buffer was 1.875% of risk-weighted assets.

In assessing an institution's capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

Notwithstanding the foregoing, pursuant to the EGRRCPA, the FDIC proposed a rule that establishes a community bank leverage ratio (tangible equity to average consolidated assets) at 9% for institutions under $10 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized. Until the FDIC’s proposed rule is finalized, the Basel III risk-based and leverage ratios remain in effect.

At December 31, 2018, First Guaranty Bank was well-capitalized based on FDIC guidelines.

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

As noted above, the EGRRCPA has eliminated the Basel III requirements for banks with less than $10.0 billion in assets who elect to follow the community bank leverage ratio once the FDIC’s rule is finalized. The FDIC’s proposed rule provides that the Bank will be well-capitalized with a community bank leverage ratio of 9% or greater, adequately capitalized with a community bank leverage ratio of 7.5% or greater, undercapitalized if the Bank’s community bank leverage ratio is less than 7.5% and greater than 6% and significantly undercapitalized if the Bank’s community bank leverage ratio is less than 6%. The definition of critically undercapitalized is unchanged from the current regulations.
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

•
be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of First Guaranty Bank's capital.

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

Assessments for most institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. The assessment range (inclusive of possible adjustments) was for most banks and savings associations t1.5 basis points to 30 basis points.

In addition to the FDIC assessments, the Financing Corporation ("FICO") is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2019. For the quarter ended December 31, 2018, the annualized Financing Corporation assessment was equal to 0.32 of a basis point of total assets less tangible capital.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC was required to seek to achieve the 1.35% ratio by September 30, 2020. The FDIC indicated that the 1.35% ratio was exceeded in November 2018. Insured institutions of less than $10 billion of assets will receive credits for the portion of their assessments that contributed to the reserve ratio between 1.15% and 1.35%. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC, and the FDIC has exercised that discretion by establishing a long-range fund ratio of 2%.
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

Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain non interest-earning reserves against their transaction accounts (primarily negotiable order of withdrawal (NOW) and regular checking accounts). For 2019, the regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $124.2 million; a 10% reserve ratio is applied above $124.2 million. The first $16.3 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually. First Guaranty Bank complies with the foregoing requirements.

FHLB System. First Guaranty Bank is a member of the FHLB System, which consists of twelve regional FHLBs. The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB, First Guaranty Bank is required to acquire and hold a specified amount of shares of capital stock in the FHLB. As of December 31, 2018, First Guaranty Bank complies with this requirement.

Other Regulations

Interest and other charges collected or contracted for by First Guaranty Bank are subject to state usury laws and federal laws concerning interest rates. First Guaranty Bank's operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one-to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

•
Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of First Guaranty Bank also are subject to the:

•
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

•
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

•
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

With the enactment of EGRRCPA, we are no longer subject to the Federal Reserve Board's consolidated capital adequacy guidelines for bank holding companies as we do not have more than $3.0 billion in total assets.

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

Our business, the location of our branches and the real estate used as collateral on our real estate loans are primarily concentrated in Louisiana and North Central Texas. At December 31, 2018, approximately 79.6% of the secured loans in our loan portfolio were secured by real estate and other collateral located in our market area. As a result, we are exposed to risks associated with a lack of geographic diversification. The occurrence of an economic downturn in Louisiana and North Central Texas, or adverse changes in laws or regulations in Louisiana and North Central Texas could impact the credit quality of our assets, the businesses of our customers and our ability to expand our business. Our success significantly depends upon the growth in population, income levels, deposits and housing in our market area. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may be negatively affected.

Material fluctuations in the price of oil and gas could adversely affect our business. At December 31, 2018, approximately $28.9 million, or 2.4% of our total loan portfolio was comprised of loans to businesses engaged in support or service activities for oil and gas operations. At December 31, 2018 we had $8.0 million in unfunded loan commitments related to these businesses. In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio. In addition, substantially all of our loans are to individuals and businesses in Louisiana and North Central Texas. Our business customers may not have customer bases that are as diverse as businesses serving regional or national markets. Consequently, any decline in the economy of our market area could have an adverse impact on our revenues and financial condition. In particular, we may experience increased loan delinquencies, which could result in a higher provision for loan losses and increased charge-offs. Any sustained period of increased non-payment, delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, results of operations and financial condition.

We have a significant number of loans secured by real estate, and a downturn in the local real estate market could negatively impact our profitability.

At December 31, 2018, approximately 76.9% of our total loan portfolio was secured by real estate, almost all of which is located in Louisiana and North Central Texas. As a result of the severe recession in 2008 and 2009, real estate values nationally and in our Louisiana markets declined. Recently, real estate values both nationally and in our market areas have shown improvement. Future declines in the real estate values in our Louisiana and North Central Texas markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower's obligations to us. This could require increasing our allowance for loan losses to address the decrease in the value of the real estate securing our loans which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our loan portfolio consists of a high percentage of loans secured by non-farm non-residential real estate. These loans carry a greater credit risk than loans secured by one- to four-family properties.

Our loan portfolio includes non-farm non-residential real estate loans, primarily loans secured by commercial real estate such as office buildings, hotels and retail facilities. At December 31, 2018, our non-farm non-residential loans totaled $586.3 million, or 47.7% of our total loan portfolio. Our non-farm non-residential real estate loans expose us to greater risk of nonpayment and loss than one- to four-family family residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the borrowers. If we foreclose on these loans, our holding period for the collateral typically is longer than for a one- to four-family residential property because there are fewer potential purchasers of the collateral. In addition, non-farm non-residential real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential loans. Accordingly, charge-offs on non-farm non-residential loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. An unexpected adverse development on one or more of these types of loans can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

A portion of our loan portfolio is comprised of commercial and industrial loans secured by accounts receivables, inventory, equipment or other commercial collateral, the deterioration in value of which could increase the potential for future losses.

At December 31, 2018, $200.9 million, or 16.4% of our total loans, was comprised of commercial and industrial loans to businesses collateralized by general business assets including, among other things, accounts receivable, inventory and equipment and generally backed by a personal guaranty of the borrower or principal. These commercial and industrial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial and industrial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property such as equipment and inventory, which may decline in value more rapidly than we anticipate, or may be difficult to market and sell, exposing us to increased credit risk. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets, resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

A portion of our loan portfolio consists of syndicated loans, including syndicated loans known as shared national credits, secured by assets located generally outside of our market area. Syndicated loans may have a higher risk of loss than other loans we originate because we are not the lead lender and we have limited control over credit monitoring.

Over the last eleven years, we have pursued a focused program to participate in select syndicated loans (loans made by a group of lenders, including us, who share or participate in a specific loan) with a larger regional financial institution as the lead lender. Syndicated loans are typically made to large businesses (which are referred to as shared national credits) or middle market companies (which do not meet the regulatory definition of shared national credits), both of which are secured by business assets or equipment, and commercial real estate located generally outside of our market area. The syndicate group for both types of loans usually consists of two to three other financial institutions. First Guaranty's commitment typically ranges between $5.0 million to $15.0 million. At December 31, 2018, we had $67.0 million in syndicated loans, or 5.5% of our total loan portfolio. At December 31, 2018, we had $40.4 million in syndicated loans that were not shared national credits. On December 21, 2017 the Federal Reserve, FDIC, and Office of Comptroller of the Currency issued a change to the definition of a Shared National Credit. Effective January 1, 2018, the aggregate loan commitment threshold for inclusion in the Shared National Credit (SNC) program increased from $20 million to $100 million. First Guaranty's syndicated loans that meet the revised definition at December 31, 2018 were $26.6 million. Syndicated loans may have a higher risk of loss than other loans we originate because we rely on the lead lender to monitor the performance of the loan. Moreover, our decision regarding the classification of a syndicated loan and loan loss provisions associated with a syndicated loan are made in part based upon information provided by the lead lender. A lead lender also may not monitor a syndicated loan in the same manner as we would for other loans that we originate. If our underwriting of these syndicated loans is not sufficient, our non-performing loans may increase and our earnings may decrease.

Curtailment of government guaranteed loan programs could affect a segment of our business, and government agencies may not honor their guarantees if we do not originate loans in compliance with their guidelines.

As of December 31, 2018, $48.0 million, or 3.9% of our total loan portfolio, was comprised of loans where all or some portion of the loans were guaranteed through the SBA, USDA or FSA lending programs, and we intend to grow this segment of our portfolio in the future. From time to time, the government agencies that guarantee these loans reach their internal limits and cease to guarantee loans. In addition, these agencies may change their rules for loans or Congress may adopt legislation that would have the effect of discontinuing or changing the loan programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. Therefore, if these changes occur, the volume of loans to small business, industrial and agricultural borrowers of the types that now qualify for government guaranteed loans could decline. Also, the profitability of these loans could decline.

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

While we attempt to invest a significant percentage of our assets in loans (our loan to deposit ratio was 75.2% at December 31, 2018), we invest a portion of our total assets (22.3% at December 31, 2018) in investment securities with the primary objectives of providing a source of liquidity, generating an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements of our public funds deposits and meeting regulatory capital requirements. At December 31, 2018, the carrying value of our securities portfolio was $405.3 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause an other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. At December 31, 2018, First Guaranty had one corporate debt security with other-than-temporary impairment. In 2018, no credit related impairment was charged to earnings and no non-credit related other-than-temporary impairment was recorded in other comprehensive income. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, financial condition and results of operations.

Public funds deposits are an important source of funds for us and a reduced level of those deposits may hurt our profits.

Public funds deposits are a significant source of funds for our lending and investment activities. At December 31, 2018, $645.5 million, or 39.6% of our total deposits, consisted of public funds deposits from local government entities such as school districts, hospital districts, sheriff departments and other municipalities, which are collateralized by letters of credit from the Federal Home Loan Bank ("FHLB") and investment securities. Given our dependence on high-average balance public funds deposits as a source of funds, our inability to retain such funds could significantly and adversely affect our liquidity. Further, our public funds deposits are primarily demand deposit accounts or short-term time deposits and are therefore more sensitive to interest rate risks. If we are forced to pay higher rates on our public funds accounts to retain those funds, or if we are unable to retain such funds and we are forced to resort to other sources of funds for our lending and investment activities, such as borrowings from the FHLB, the interest expense associated with these other funding sources may be higher than the rates we are currently paying on our public funds deposits, which would adversely affect our net income.

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

Net interest income is the most significant component of our operating income. For the year ended December 31, 2018, our net interest income totaled $57.0 million in comparison to our total noninterest income of $5.3 million earned during the same year. We do not rely on nontraditional sources of fee income utilized by some community banks, such as fees from sales of insurance, securities or investment advisory products or services. The amount of our net interest income is influenced by the overall interest rate environment, competition, and the amount of interest-earning assets relative to the amount of interest-bearing liabilities. In the event that one or more of these factors were to result in a decrease in our net interest income, we have limited sources of noninterest income to offset any decrease in our net interest income.

If our nonperforming assets increase, our earnings will be adversely affected.

At December 31, 2018, our non-performing assets, which consist of non-performing loans and other real estate owned, were $10.0 million, or 0.55% of total assets. Our non-performing assets adversely affect our net income in various ways:

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

At December 31, 2018, our allowance for loan losses as a percentage of total loans, net of unearned income, was 0.88% and as a percentage of total non-performing loans was 121.24%. The determination of the appropriate level of allowance is subject to judgment and requires us to make significant estimates of current credit risks and future trends, all of which are subject to material changes. If assumptions prove to be incorrect, the allowance for loan losses may not cover inherent losses in the loan portfolio at the date of the financial statements. Significant additions to the allowance would materially decrease net income. Non-performing loans may increase and non-performing or delinquent loans may adversely affect future performance. In addition, federal and state regulators periodically review the allowance for loan losses and may require an increase in the allowance for loan losses or recognize further loan charge-offs. Any significant increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition.

Emphasis on the origination of short-term loans could expose us to increased lending risks.

At December 31, 2018, $870.1 million, or 71.0% of our total loans consisted of short-term loans, defined as loans whose payments are typically based on ten to 20-year amortization schedules but have maturities typically ranging from one to five years. This results in our borrowers having significantly higher final payments due at maturity, known as a "balloon payment." In the event our borrowers are unable to make their balloon payments when they are due, we may incur significant losses in our loan portfolio. Moreover, while the shorter maturities of our loan portfolio help us to manage our interest rate risk, they also increase the reinvestment risk associated with new loan originations. During an economic slow-down, we might incur significant losses as our loan portfolio matures.

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

A significant portion of our noninterest revenue is derived from service charge income. During the year ended December 31, 2018, service charges, commissions and fees represented $3.0 million, or 56.6% of our total noninterest income. During the year ended December 31, 2017, service charges, commissions and fees represented $2.6 million, or 31.0% of our total noninterest income. The largest component of this service charge income is overdraft-related fees. Management believes that changes in banking regulations pertaining to rules on certain overdraft payments on consumer accounts have and will continue to have an adverse impact on our service charge income. Additionally, changes in customer behavior, as well as increased competition from other financial institutions, may result in declines in deposit accounts or in overdraft frequency resulting in a decline in service charge income. A reduction in deposit account fee income could have a material adverse effect on our earnings.

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

In June 2016, the FASB issued a standard, Financial Instruments – Credit Losses, that will significantly change how banks measure and recognize credit impairment for many financial assets from an incurred loss methodology to a current expected loss model.  The current expected credit loss model will require banks to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets that are in the scope of the standard. This standard is effective for annual and interim periods beginning after December 15, 2019. We are currently evaluating the impact of an adoption of this standard.

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

Other primary sources of funds consist of cash flows from operations and maturities and sales of investment securities. Additional liquidity is provided by the ability to borrow from the FHLB or the Federal Reserve. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by a decrease in the level of our business activity as a result of a downturn in our target markets or by one or more adverse regulatory actions against us.

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

The level of our commercial real estate loan portfolio subjects us to additional regulatory scrutiny.
The FDIC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multifamily and non-owner occupied, non-farm, non-residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these factors, we have a concentration in loans of the type described in (ii), above, or 350.54% of our total capital at December 31, 2018. The purpose of the guidance is to assist banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Our bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our commercial real estate and multifamily lending and/or the requirement that we maintain higher levels of regulatory capital, either of which would adversely affect our loan originations and profitability.

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

We are subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.

In July 2013, the FDIC approved a new rule that substantially amended the regulatory risk-based capital rules applicable to First Guaranty Bank. The final rule implemented the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule included new minimum risk-based capital and leverage ratios, which became effective for First Guaranty Bank on January 1, 2015, and refined the definition of what constitutes "capital" for purposes of calculating these ratios. The minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from former rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also established a "capital conservation buffer" of 2.5%, resulting in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

Notwithstanding the foregoing, pursuant to EGRRCPA, the FDIC proposed a rule that establishes a community bank leverage ratio (tangible equity to average consolidated assets) at 9% for institutions under $10 billion in assets that such institutions may elect to replace the general applicable risk-based capital requirements under Basel III. Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized. The FDIC’s proposed rule provides that the Bank will be well capitalized with a community bank leverage ratio of 9% or greater, adequately capitalized with a community bank leverage ratio of 7.5% or greater, undercapitalized if the Bank’s community bank leverage ratio is less than 7.5% and greater than 6% and significantly undercapitalized if the Bank’s community bank leverage ratio is less than 6%. The definition of critically undercapitalized is unchanged from the current regulations. Until the FDIC’s proposed rule is finalized, the Basel III risk-based and leverage ratios remain in effect.
The application of more stringent capital requirements for First Guaranty Bank could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions constraining us from paying dividends or repurchasing shares if we are unable to comply with such requirements.

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

Our principal shareholders (Marshall T. Reynolds, William K. Hood and Edgar R. Smith III) beneficially own, approximately 39% of our outstanding common stock as of December 31, 2018. Each of these shareholders will continue to have the ability to independently vote a meaningful percentage of our outstanding common stock on all matters put to a vote of our shareholders, including the election of our board of directors and certain other significant corporate transactions, such as a merger or acquisition transaction. On any such matter, the interests of these shareholders may not coincide with the interests of the other holders of our common stock and any such difference in interests may result in that shareholder voting its shares in a manner inconsistent with the interests of other shareholders.

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

Although First Guaranty Bancshares, and First Guaranty Bank prior to the Share Exchange, paid a quarterly dividend to our shareholders for 102 consecutive quarters as of December 31, 2018, we have no obligation to continue paying dividends, and we may change our dividend policy at any time without prior notice to our shareholders. In addition, our ability to pay dividends will continue to be subject, among other things, to certain regulatory guidance and/or restrictions.

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

Item 1B – Unresolved Staff Comments

None.

Item 2 - Properties

First Guaranty does not directly own any real estate, but it does own real estate indirectly through the Bank. The Bank operates 27 banking centers, including one drive-up facility. The following table sets forth certain information relating to each office. The net book value of premises at all branch locations, including the raw land of branches under development, at December 31, 2018 totaled $39.7 million. We believe that our properties are adequate for our business operations as they are currently being conducted.

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

Item 3 - Legal Proceedings

First Guaranty is subject to various legal proceedings in the normal course of its business. At December 31, 2018, we were not involved in any legal proceedings, the outcome of which would have a material adverse effect on the financial condition or results of operation of First Guaranty.

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item 5 - Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are traded on the NASDAQ Global Marketplace under the symbol "FGBI". As of December 31, 2018, there were approximately 1,500 holders of record of our common stock.

Our shareholders are entitled to receive dividends when, and if, declared by the Board of Directors, out of funds legally available for dividends. We have paid consecutive quarterly cash dividends on our common stock for each of the last 102 quarters dating back to the third quarter of 1993. The Board of Directors intends to continue to pay regular quarterly cash dividends. The ability to pay dividends in the future will depend on earnings and financial condition, liquidity and capital requirements, regulatory restrictions, the general economic and regulatory climate and ability to service any equity or debt obligations senior to common stock. There are legal restrictions on the ability of First Guaranty Bank to pay cash dividends to First Guaranty Bancshares, Inc. Under federal and state law, we are required to maintain certain surplus and capital levels and may not distribute dividends in cash or in kind, if after such distribution we would fall below such levels. Specifically, an insured depository institution is prohibited from making any capital distribution to its shareholders, including by way of dividend, if after making such distribution, the depository institution fails to meet the required minimum level for any relevant capital measure including the risk-based capital adequacy and leverage standards.

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

	At or For the Years Ended December 31,
(in thousands except for %)	2018	2017	2016	2015	2014
Year End Balance Sheet Data:
Investment securities	$405,303	$501,656	$499,336	$546,121	$641,603
Federal funds sold	$549	$823	$271	$582	$210
Loans, net of unearned income	$1,225,268	$1,149,014	$948,921	$841,583	$790,321
Allowance for loan losses	$10,776	$9,225	$11,114	$9,415	$9,105
Total assets	$1,817,211	$1,750,430	$1,500,946	$1,459,753	$1,518,876
Total deposits	$1,629,622	$1,549,286	$1,326,181	$1,295,870	$1,371,839
Borrowings	$34,538	$52,938	$43,230	$42,221	$3,255
Shareholders' equity	$147,284	$143,983	$124,349	$118,224	$139,583
Common shareholders' equity	$147,284	$143,983	$124,349	$118,224	$100,148
Performance Ratios and Other Data:
Return on average assets	0.82%	0.71%	0.97%	0.97%	0.77%
Return on average common equity	9.98%	8.59%	11.18%	12.98%	11.40%
Return on average tangible assets (1)	0.85%	0.73%	0.98%	0.99%	0.79%
Return on average tangible common equity (1)	10.77%	9.15%	11.64%	13.60%	12.10%
Net interest margin	3.41%	3.33%	3.39%	3.26%	3.11%
Average loans to average deposits	75.39%	72.23%	68.57%	61.31%	55.72%
Efficiency ratio (2)	69.46%	62.64%	56.85%	55.11%	62.85%
Efficiency ratio (excluding amortization of intangibles and securities transactions) (2)	66.63%	63.38%	60.19%	57.74%	62.58%
Full time equivalent employees (year end)	346	338	293	277	271

(Footnotes follow on next page)

	At or For the Years Ended December 31,
(in thousands except for % and share data)	2018	2017	2016	2015	2014
Capital Ratios:
Average shareholders' equity to average assets	8.20%	8.31%	8.63%	9.88%	9.24%
Average tangible equity to average tangible assets (3)	7.86%	8.01%	8.44%	9.67%	9.00%
Common shareholders' equity to total assets	8.10%	8.23%	8.28%	8.10%	6.59%
Tangible common equity to tangible assets (3)	7.79%	7.87%	8.10%	7.89%	6.37%
Income Data:
Interest income	$78,390	$67,546	$58,532	$56,079	$53,297
Interest expense	$21,366	$14,393	$10,140	$8,608	$9,202
Net interest income	$57,024	$53,153	$48,392	$47,471	$44,095
Provision for loan losses	$1,354	$3,822	$3,705	$3,864	$1,962
Noninterest income (excluding securities transactions)	$7,110	$6,943	$5,656	$5,656	$5,882
Securities (losses) gains	$(1,830)	$1,397	$3,799	$3,300	$295
Noninterest expense	$43,275	$38,521	$32,885	$31,095	$31,594
Earnings before income taxes	$17,675	$19,150	$21,257	$21,468	$16,716
Net income	$14,213	$11,751	$14,093	$14,505	$11,224
Net income available to common shareholders	$14,213	$11,751	$14,093	$14,121	$10,830
Per Common Share Data (5) :
Net earnings	$1.61	$1.37	$1.68	$1.83	$1.42
Cash dividends paid	$0.64	$0.60	$0.58	$0.54	$0.53
Book value	$16.72	$16.35	$14.86	$14.13	$13.16
Tangible book value (4)	$16.02	$15.59	$14.50	$13.73	$12.68
Dividend payout ratio	39.65%	44.34%	34.56%	30.07%	37.18%
Weighted average number of shares outstanding	8,807,175	8,608,088	8,369,424	7,714,620	7,611,397
Number of shares outstanding	8,807,175	8,807,175	8,369,424	8,369,424	7,611,397
Asset Quality Ratios:
Non-performing assets to total assets	0.55%	0.84%	1.48%	1.51%	0.99%
Non-performing assets to total loans	0.82%	1.28%	2.34%	2.62%	1.90%
Non-performing loans to total loans	0.73%	1.17%	2.30%	2.43%	1.62%
Loan loss reserve to non-performing assets	107.48%	62.88%	50.04%	42.74%	60.74%
Net charge-offs to average loans	(0.02)%	0.54%	0.23%	0.44%	0.45%
Provision for loan loss to average loans	0.12%	0.36%	0.42%	0.47%	0.27%
Allowance for loan loss to total loans	0.88%	0.80%	1.17%	1.12%	1.15%

(1)
Tangible calculation eliminates goodwill and acquisition intangibles, principally core deposit intangibles, net of accumulated amortization, net of tax. See below for our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption "Selected Historical Consolidated Financial and Other Data— Non-GAAP Financial Measures."

(2)
Efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income. We calculate both a GAAP and a non-GAAP efficiency ratio. The GAAP-based efficiency ratio is noninterest expenses divided by net interest income plus noninterest income. See below for our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption "Selected Financial Data— Non-GAAP Financial Measures."

(3)
We calculate tangible common equity as total shareholders' equity less preferred stock, goodwill and acquisition intangibles, principally core deposit intangibles, net of accumulated amortization, and we calculate tangible assets as total assets less goodwill and core deposit intangibles. Tangible common equity to tangible assets is a non-GAAP financial measure, and, as we calculate tangible common equity to tangible assets, the most directly comparable GAAP financial measure is total shareholders' equity to total assets. See below for our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption "Selected Historical Consolidated Financial and Other Data— Non-GAAP Financial Measures."

(4)
We calculate tangible book value per common share as total shareholders' equity less preferred stock, goodwill and acquisition intangibles, principally core deposit intangibles, net of accumulated amortization at the end of the relevant period, divided by the outstanding number of shares of our common stock at the end of the relevant period. Tangible book value per common share is a non-GAAP financial measure, and, as we calculate tangible book value per common share, the most directly comparable GAAP financial measure is book value per common share. See below for our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption "Selected Financial Data— Non-GAAP Financial Measures."

(5)	Historical share and per share amounts have been adjusted to reflect the ten percent stock dividend paid December 14, 2017 to shareholders of record as of December 8, 2017.

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

	At December 31,
(in thousands except for share data and %)	2018	2017	2016	2015	2014
Tangible Common Equity
Total shareholders' equity	$147,284	$143,983	$124,349	$118,224	$139,583
Adjustments:
Preferred	—	—	—	—	39,435
Goodwill	3,472	3,472	1,999	1,999	1,999
Acquisition intangibles	2,704	3,249	978	1,298	1,618
Tangible common equity	$141,108	$137,262	$121,372	$114,927	$96,531
Common shares outstanding[1]	8,807,175	8,807,175	8,369,424	8,369,424	7,611,397
Book value per common share[1]	$16.72	$16.35	$14.86	$14.13	$13.16
Tangible book value per common share[1]	$16.02	$15.59	$14.50	$13.73	$12.68
Tangible Assets
Total Assets	$1,817,211	$1,750,430	$1,500,946	$1,459,753	$1,518,876
Adjustments:
Goodwill	3,472	3,472	1,999	1,999	1,999
Acquisition intangibles	2,704	3,249	978	1,298	1,618
Tangible Assets	$1,811,035	$1,743,709	$1,497,969	$1,456,456	$1,515,259
Tangible common equity to tangible assets	7.79%	7.87%	8.10%	7.89%	6.37%
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

The following table reconciles, as of the dates set forth below, our efficiency ratio to the GAAP-based efficiency ratio:

	For the Year Ended December 31,
(in thousands except for share data and %)	2018	2017	2016	2015	2014
GAAP-based efficiency ratio	69.46%	62.64%	56.85%	55.11%	62.85%
Noninterest expense	$43,275	$38,521	$32,885	$31,095	$31,594
Amortization of intangibles	545	432	320	320	320
Noninterest expense, excluding amortization	42,730	38,089	32,565	30,775	31,274
Net interest income	57,024	53,153	48,392	47,471	44,095
Noninterest income	5,280	8,340	9,455	8,956	6,177
Adjustments:
Securities transactions	(1,830)	1,397	3,739	3,125	295
Noninterest income, excluding securities transactions	$7,110	$6,943	$5,716	$5,831	$5,882
Efficiency ratio	66.63%	63.38%	60.19%	57.74%	62.58%

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

Overview

First Guaranty Bancshares is a Louisiana corporation and a financial holding company headquartered in Hammond, Louisiana. Our wholly-owned subsidiary, First Guaranty Bank, a Louisiana-chartered commercial bank, provides personalized commercial banking services primarily to Louisiana and Texas customers through 27 banking facilities primarily located in the MSAs of Hammond, Baton Rouge, Lafayette, Shreveport-Bossier City, Dallas-Fort Worth-Arlington, and Waco. We emphasize personal relationships and localized decision making to ensure that products and services are matched to customer needs. We compete for business principally on the basis of personal service to customers, customer access to officers and directors and competitive interest rates and fees. First Guaranty entered the Texas markets in 2017 with the acquisition of Premier Bancshares, Inc. and its wholly owned subsidiary, Synergy Bank.

Total assets were $1.8 billion at December 31, 2018 and 2017. Total deposits were $1.6 billion at December 31, 2018 and $1.5 billion at December 31, 2017. Total loans were $1.2 billion at December 31, 2018, an increase of $76.3 million, or 6.6%, compared with December 31, 2017. Total shareholders' equity was $147.3 million and $144.0 million at December 31, 2018 and December 31, 2017, respectively.

Net income was $14.2 million, $11.8 million and $14.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. We generate most of our revenues from interest income on loans, interest income on securities, sales of securities and service charges, commissions and fees. We incur interest expense on deposits and other borrowed funds and noninterest expense such as salaries and employee benefits and occupancy and equipment expenses. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowings which are used to fund those assets. Net interest income is our largest source of revenue. To evaluate net interest income, we measure and monitor: (1) yields on our loans and other interest-earning assets; (2) the costs of our deposits and other funding sources; (3) our net interest spread and (4) our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources.

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

Financial highlights for 2018 and 2017:

•
First Guaranty completed its merger with Premier Bancshares, Inc. ("Premier") and its wholly owned subsidiary, Synergy Bank, on June 16, 2017. First Guaranty acquired a total of $158.3 million in assets and assumed $137.4 million in liabilities. First Guaranty issued 397,988 shares of its common stock at a price of $25.86 and paid $10.3 million in cash to Premier shareholders (unadjusted for the 10% stock dividend in December 2017). Total consideration was $21.0 million. First Guaranty acquired a total of $128.0 million in loans, securities of $5.9 million, cash and due from banks of $4.5 million, Fed funds sold of $2.9 million, premises of $9.5 million, other real estate owned of $0.2 million and other assets that totaled $2.0 million. Intangibles recorded from the transaction were a total of $5.3 million, including goodwill of $1.5 million. Total assumed liabilities included deposits of $127.2 million, an FHLB advance of $9.7 million and other liabilities of $0.4 million. Expenses related to the merger totaled $1.4 million in 2017. Loans related to our Texas markets were $157.9 million and $150.1 million at December 31, 2018 and December 31, 2017, respectively. Deposits related to our Texas markets were $144.1 million and $114.4 million at December 31, 2018 and December 31, 2017, respectively.

•
Total assets at December 31, 2018 increased $66.8 million, or 3.8%, to $1.8 billion when compared with December 31, 2017. Total loans at December 31, 2018 were $1.2 billion, an increase of $76.3 million, or 6.6%, compared with December 31, 2017. Total deposits were $1.6 billion at December 31, 2018, an increase of $80.3 million compared with December 31, 2017. Retained earnings were $53.3 million at December 31, 2018, an increase of $8.9 million compared to $44.5 million at December 31, 2017. Shareholders' equity was $147.3 million and $144.0 million at December 31, 2018 and December 31, 2017, respectively.

•	Net income for the years ended December 31, 2018 and 2017 was $14.2 million and $11.8 million, respectively.

•
Earnings per common share were $1.61 and $1.37 for the years ended December 31, 2018 and 2017, respectively. Total weighted average shares outstanding were 8,807,175 at December 31, 2018 compared to 8,608,088 at December 31, 2017.

•	Net interest income for 2018 was $57.0 million compared to $53.2 million for 2017.

•
The provision for loan losses totaled $1.4 million for 2018 compared to $3.8 million in 2017. First Guaranty received a $3.6 million negotiated payment in settlement of a commercial and industrial non-accrual loan during the second quarter of 2018. The payment resulted in a recovery of $1.6 million. The recovery impacted the allowance for loan losses and the end result was a negative provision for loan losses in the second quarter of 2018. The negative provision along with overall credit quality improvement resulted in a decrease in the provision for loan losses for the year ended December 31, 2018.

•
The net interest margin for 2018 was 3.41%, which was an increase of eight basis points from the net interest margin of 3.33% for 2017. First Guaranty attributed the increase in the net interest margin to a rise in interest income associated with loans and the change in balance sheet composition to higher yielding loans from lower yielding securities. Loans as a percentage of average interest earning assets increased to 69.8% at December 31, 2018 compared to 66.3% at December 31, 2017.

•
Investment securities totaled $405.3 million at December 31, 2018, a decrease of $96.4 million when compared to $501.7 million at December 31, 2017. First Guaranty sold investment securities in order to fund loan growth and reduce interest rate risk. Losses on the sale of securities were $1.8 million for 2018 as compared to gains of $1.4 million for 2017. At December 31, 2018, available for sale securities, at fair value, totaled $297.0 million, a decrease of $84.6 million when compared to $381.5 million at December 31, 2017. At December 31, 2018, held to maturity securities, at amortized cost, totaled $108.3 million, a decrease of $11.8 million when compared to $120.1 million at December 31, 2017.

•
Total loans net of unearned income were $1.2 billion at December 31, 2018 compared to $1.1 billion at December 31, 2017. The net loan portfolio at December 31, 2018 totaled $1.2 billion, a net increase of $74.7 million from $1.1 billion at December 31, 2017. Total loans net of unearned income are reduced by the allowance for loan losses which totaled $10.8 million at December 31, 2018 and $9.2 million at December 31, 2017.

•	Total impaired loans decreased $6.7 million to $8.8 million at December 31, 2018 compared to $15.6 million at December 31, 2017.

•
Nonaccrual loans decreased $3.8 million to $8.7 million at December 31, 2018 compared to $12.6 million at December 31, 2017. The largest decrease in nonaccrual loans in 2018 occurred as a result of the $3.6 million negotiated payment associated with a nonaccrual syndicated loan related to the oil and gas industry during the second quarter of 2018. This loan was impaired and rated as doubtful. In the third quarter of 2018, First Guaranty also had a paydown of $2.6 million associated with a nonaccrual non-farm non-residential loan.

•	The allowance for loan losses was 0.88% of loans at December 31, 2018. The allowance for loan losses as a percentage of total loans was 0.95% prior to the inclusion of the acquired loans from Premier.

•
Return on average assets was 0.82% and 0.71% for the years ended December 31, 2018 and 2017, respectively. Return on average common equity was 9.98% and 8.59% for 2018 and 2017, respectively. Return on average assets is calculated by dividing net income by average assets. Return on average common equity is calculated by dividing net income to common shareholders by average common equity.

•
Book value per common share was $16.72 as of December 31, 2018 compared to $16.35 as of December 31, 2017. Tangible book value per common share was $16.02 as of December 31, 2018 compared to $15.59 as of December 31, 2017. The increase in book value was due primarily to an increase in retained earnings partially offset by changes in accumulated other comprehensive loss ("AOCI"). AOCI is comprised of unrealized gains and losses on available for sale securities.

•
First Guaranty's Board of Directors declared cash dividends of $0.64 per common share in 2018. First Guaranty also declared cash dividends of $0.64 in 2017, which was the equivalent of $0.60 per common share after adjusting for the 10% common stock dividend paid in December 2017. First Guaranty has paid 102 consecutive quarterly dividends as of December 31, 2018.

•
In November 2017, First Guaranty announced the launch of an At-The-Market Equity Offering program ("ATM Offering"). First Guaranty may sell up to $25.0 million of common stock under the ATM Offering. First Guaranty expects to use the net proceeds of the ATM Offering for general corporate purposes, including support for organic growth and financing possible acquisitions of other financial institutions. First Guaranty did not sell any shares of common stock under the ATM Offering during the years ended December 31, 2018 and 2017.

•
On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into law. The Tax Act permanently lowered the federal corporate income tax rate to 21% from the existing maximum rate of 35%, effective January 1, 2018. First Guaranty recorded a one-time income tax expense of $0.9 million in 2017 related to the estimated net impact from the remeasurement of deferred tax assets and liabilities.

•	During the fourth quarter of 2017, First Guaranty elected to become a financial holding company because First Guaranty acquired a fifty percent ownership in an insurance brokerage in November 2017.

•	First Guaranty Bank received approval to open a loan production office in Lake Charles, Louisiana. This office was opened during the fourth quarter of 2018.

•	First Guaranty currently has two new facilities under construction in order to facilitate future expansion. These construction commitments total $12.9 million.

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

The following are general credit risk factors that affect our loan portfolio segments. These factors do not encompass all risks associated with each loan category. Construction and land development loans have risks associated with interim construction prior to permanent financing and repayment risks due to the future sale of developed property. Farmland and agricultural loans have risks such as weather, government agricultural policies, fuel and fertilizer costs, and market price volatility. One- to four-family residential, multifamily, and consumer credits are strongly influenced by employment levels, consumer debt loads and the general economy. Non-farm non-residential loans include both owner-occupied real estate and non-owner occupied real estate. Common risks associated with these properties is the ability to maintain tenant leases and keep lease income at a level able to service required debt and operating expenses. Commercial and industrial loans generally have non-real estate secured collateral which requires closer monitoring than real estate collateral.

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

Intangible assets are comprised of goodwill, core deposit intangibles and loan servicing assets. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Our goodwill is tested for impairment on an annual basis, or more often if events or circumstances indicate impairment may exist. Adverse changes in the economic environment, declining operations, or other factors could result in a decline in the implied fair value of goodwill. If the implied fair value is less than the carrying amount, a loss would be recognized in other noninterest expense to reduce the carrying amount to implied fair value of goodwill. Our goodwill impairment test includes two steps that are preceded by a "step zero" qualitative test. The qualitative test allows management to assess whether qualitative factors indicate that it is more likely than not that impairment exists. If it is not more likely than not that impairment exists, then the two step quantitative test would not be necessary. These qualitative indicators include factors such as earnings, share price, market conditions, etc. If the qualitative factors indicate that it is more likely than not that impairment exists, then the two step quantitative test would be necessary. Step one is used to identify potential impairment and compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Step two of the goodwill impairment test compares the implied estimated fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill for that reporting unit exceeds the implied fair value of that unit's goodwill, an impairment loss is recognized in an amount equal to the excess. First Guaranty concluded goodwill was not impaired as of October 1, 2018 Further, no events or changes in circumstances between October 1, 2018 and December 31, 2018 indicated that it was more likely than not the fair value of any reporting unit had been reduced below its carrying value.

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

Identifiable intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or legal rights or because the assets are capable of being sold or exchanged either on their own or in combination with related contract, asset or liability. Our intangible assets primarily relate to core deposits and loan servicing assets related to the SBA loan portfolio. Management periodically evaluates whether events or circumstances have occurred that would result in impairment of value.

Financial Condition

First Guaranty completed the acquisition of Premier Bancshares, Inc. and its wholly owned subsidiary Synergy Bank, S.S.B. on June 16, 2017. This acquisition added five branches, $127.2 million in deposits, and $128.0 million in loans to First Guaranty's balance sheet. The results of operations since the date of acquisition reflect the impact of the transaction.

Assets.

Our total assets were $1.8 billion at December 31, 2018, an increase of $66.8 million, or 3.8%, from total assets at December 31, 2017. Assets increased primarily due to increases in cash and cash equivalents of $89.9 million and net loans of $74.7 million, partially offset by a decrease in investment securities of $96.4 million.

Loans.

Net loans increased $74.7 million, or 6.6%, to $1.2 billion at December 31, 2018 from $1.1 billion at December 31, 2017. Non-farm non-residential loan balances increased $56.0 million primarily due to local originations. Multifamily loans increased $26.1 million primarily due to the conversion of existing construction loans to permanent financing. One-to four-family loans increased $14.0 million primarily due to the continued growth in local loan originations. Construction and land development loans increased $12.0 million principally due to the funding of unfunded commitments on various construction projects. Consumer and other loans increased $4.3 million primarily due to the purchase of a consumer loan pool. Agricultural loans increased $1.6 million primarily due to seasonal activity. Commercial and industrial loans decreased $29.8 million primarily due to paydowns. Farmland loans decreased $7.3 million due to paydowns on agricultural loan commitments. First Guaranty had approximately 2.4% of funded and 0.6% of unfunded commitments in our loan portfolio to businesses engaged in support or service activities for oil and gas operations. First Guaranty had $157.9 million in loans related to our Texas markets at December 31, 2018. Syndicated loans at December 31, 2018 were $67.0 million, of which $26.6 million were shared national credits. Syndicated loans decreased $3.4 million from $70.4 million at December 31, 2017 primarily due to paydowns on existing lines of credit.

As of December 31, 2018, 76.9% of our loan portfolio was secured by real estate. There are no significant concentrations of credit to any individual borrower. The largest portion of our loan portfolio, at 47.7% as of December 31, 2018, was non-farm non-residential loans secured by real estate. Approximately 41.9% of the loan portfolio was based on a floating rate tied to the prime rate or LIBOR as of December 31, 2018. 71.0% of the loan portfolio is scheduled to mature within five years from December 31, 2018.

First Guaranty acquired in the Premier acquisition a portfolio of loans comprised of loans guaranteed principally by the U.S. Small Business Administration ("SBA") or by the U.S. Department of Agriculture ("USDA") and the unguaranteed portion of SBA and USDA loans for which the guaranteed portion had been sold into the secondary market. At December 31, 2018 First Guaranty's balance of SBA and USDA loans was $29.2 million of which $11.5 million retained the government guarantee and $17.7 million was the unguaranteed residual balance. At December 31, 2018, First Guaranty also serviced 53 SBA and USDA loans that totaled $43.9 million. First Guaranty receives servicing fee income on this portfolio.

Loan Portfolio Composition. The tables below sets forth the balance of loans, excluding loans held for sale, outstanding by loan type as of the dates presented, and the percentage of each loan type to total loans.

	At December 31,
	2018		2017		2016		2015		2014
(in thousands except for %)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate:
Construction & land development	$124,644	10.1%	$112,603	9.8%	$84,239	8.9%	$56,132	6.6%	$52,094	6.6%
Farmland	18,401	1.5%	25,691	2.2%	21,138	2.2%	17,672	2.1%	13,539	1.7%
1- 4 Family	172,760	14.1%	158,733	13.8%	135,211	14.2%	129,610	15.4%	118,181	14.9%
Multifamily	42,918	3.5%	16,840	1.4%	12,450	1.3%	12,629	1.5%	14,323	1.8%
Non-farm non-residential	586,263	47.7%	530,293	46.1%	417,014	43.9%	323,363	38.3%	328,400	41.5%
Total Real Estate	944,986	76.9%	844,160	73.3%	670,052	70.5%	539,406	63.9%	526,537	66.5%
Non-Real Estate:
Agricultural	23,108	1.9%	21,514	1.9%	23,783	2.5%	25,838	3.1%	26,278	3.3%
Commercial and industrial	200,877	16.4%	230,638	20.0%	193,969	20.4%	224,201	26.6%	196,339	24.8%
Consumer and other	59,443	4.8%	55,185	4.8%	63,011	6.6%	54,163	6.4%	42,991	5.4%
Total Non-real Estate	283,428	23.1%	307,337	26.7%	280,763	29.5%	304,202	36.1%	265,608	33.5%
Total Loans Before Unearned Income	1,228,414	100.0%	1,151,497	100.0%	950,815	100.0%	843,608	100.0%	792,145	100.0%
Less: Unearned income	(3,146)		(2,483)		(1,894)		(2,025)		(1,824)
Total Loans Net of Unearned Income	$1,225,268		$1,149,014		$948,921		$841,583		$790,321

Loan Portfolio Maturities. The following tables summarize the scheduled repayments of our loan portfolio at December 31, 2018 and 2017. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization.

	December 31, 2018
(in thousands)	One Year or Less	More Than One Year Through Five Years	After Five Years	Total
Real Estate:
Construction & land development	$17,799	$74,681	$32,164	$124,644
Farmland	2,814	11,684	3,903	18,401
1- 4 family	11,182	45,004	116,574	172,760
Multifamily	7,525	32,284	3,109	42,918
Non-farm non-residential	81,007	336,493	168,763	586,263
Total Real Estate	120,327	500,146	324,513	944,986
Non-Real Estate:
Agricultural	10,982	3,870	8,256	23,108
Commercial and industrial	45,604	134,967	20,306	200,877
Consumer and other	14,288	44,883	272	59,443
Total Non-Real Estate	70,874	183,720	28,834	283,428
Total Loans Before Unearned Income	$191,201	$683,866	$353,347	$1,228,414
Less: unearned income				(3,146)
Total Loans Net of Unearned Income				$1,225,268

	December 31, 2017
(in thousands)	One Year or Less	More Than One Year Through Five Years	After Five Years	Total
Real Estate:
Construction & land development	$22,729	$71,796	$18,078	$112,603
Farmland	4,693	15,628	5,370	25,691
1- 4 family	16,054	47,614	95,065	158,733
Multifamily	1,962	11,746	3,132	16,840
Non-farm non-residential	56,734	280,716	192,843	530,293
Total Real Estate	102,172	427,500	314,488	844,160
Non-Real Estate:
Agricultural	7,923	4,613	8,978	21,514
Commercial and industrial	40,145	180,041	10,452	230,638
Consumer and other	19,223	35,616	346	55,185
Total Non-Real Estate	67,291	220,270	19,776	307,337
Total Loans Before Unearned Income	$169,463	$647,770	$334,264	$1,151,497
Less: unearned income				(2,483)
Total Loans Net of Unearned Income				$1,149,014

The following table sets forth the scheduled repayments of fixed and adjustable-rate loans at December 31, 2018 that are contractually due after December 31, 2019.

	Due After December 31, 2019
(in thousands)	Fixed	Floating	Total
One to five years	393,344	287,737	681,081
Over Five to 15 years	118,715	86,779	205,494
Over 15 years	85,611	58,430	144,041
Subtotal	$597,670	$432,946	$1,030,616
Nonaccrual loans			8,743
Total			$1,021,873

As of December 31, 2018, $27.7 million of floating rate loans were at their interest rate floor. At December 31, 2017, $95.4 million of floating rate loans were at the floor rate. Nonaccrual loans have been excluded from these totals.

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

The following table shows the principal amounts and categories of our non-performing assets at December 31, 2018, 2017, 2016, 2015 and 2014.

	December 31,
(in thousands)	2018	2017	2016	2015	2014
Nonaccrual loans:
Real Estate:
Construction and land development	$311	$371	$551	$558	$486
Farmland	1,293	65	105	117	153
1- 4 family	2,246	1,953	2,242	4,538	3,819
Multifamily	—	—	5,014	9,045	—
Non-farm non-residential	864	3,758	2,753	2,934	4,993
Total Real Estate	4,714	6,147	10,665	17,192	9,451
Non-Real Estate:
Agricultural	3,651	1,496	1,958	2,628	832
Commercial and industrial	317	4,826	8,070	48	1,907
Consumer and other	61	81	981	171	4
Total Non-Real Estate	4,029	6,403	11,009	2,847	2,743
Total nonaccrual loans	8,743	12,550	21,674	20,039	12,194

Loans 90 days and greater delinquent & still accruing:
Real Estate:
Construction and land development	—	—	34	—	—
Farmland	—	—	—	19	—
1- 4 family	26	—	145	391	599
Multifamily	—	—	—	—	—
Non-farm non-residential	—	—	—	—	—
Total Real Estate	26	—	179	410	599
Non-Real Estate:
Agricultural	—	41	—	—	—
Commercial and industrial	53	798	—	—	—
Consumer and other	66	—	—	—	—
Total Non-Real Estate	119	839	—	—	—
Total loans 90 days and greater delinquent & still accruing	145	839	179	410	599

Total non-performing loans	$8,888	$13,389	$21,853	$20,449	$12,793

Other real estate owned and foreclosed assets:
Real Estate:
Construction and land development	241	304	—	25	127
Farmland	—	—	—	—	—
1- 4 family	120	23	71	880	1,121
Multifamily	—	—	—	—	—
Non-farm non-residential	777	954	288	672	950
Total Real Estate	1,138	1,281	359	1,577	2,198
Non-Real Estate:
Agricultural	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total Non-Real estate	—	—	—	—	—
Total other real estate owned and foreclosed assets	1,138	1,281	359	1,577	2,198

Total non-performing assets	$10,026	$14,670	$22,212	$22,026	$14,991

Non-performing assets to total loans	0.82%	1.28%	2.34%	2.62%	1.90%
Non-performing assets to total assets	0.55%	0.84%	1.48%	1.51%	0.99%
Non-performing loans to total loans	0.73%	1.17%	2.30%	2.43%	1.62%

For the years ended December 31, 2018 and 2017, gross interest income which would have been recorded had the non-performing loans been current in accordance with their original terms amounted to $0.7 million and $1.5 million, respectively. We recognized $38,000 and $78,000 of interest income on such loans during the years ended December 31, 2018 and 2017, respectively. For the years ended December 31, 2018 and 2017, gross interest income which would have been recorded had the troubled debt restructured loans been current in accordance with their original terms amounted to $0.1 million and $0.1 million, respectively. We recognized $0.1 million and $0.1 million of interest income on such loans during the years ended December 31, 2018 and 2017, respectively.

Non-performing assets were $10.0 million, or 0.55%, of total assets at December 31, 2018, compared to $14.7 million, or 0.84%, of total assets at December 31, 2017, which represented a decrease in non-performing assets of $4.6 million. The decrease in non-performing assets occurred primarily as a result of a decrease in non-accrual loans from $12.6 million at December 31, 2017 to $8.7 million at December 31, 2018. The decrease in nonaccrual loans was concentrated primarily in commercial and industrial loans and non-farm non-residential loans. Non-performing assets included $4.4 million in loans with a government guarantee, or 49.2% of non-performing assets. These are structured as net loss guarantees in which up to 90% of loss exposure is covered.

At December 31, 2018 nonaccrual loans totaled $8.7 million, a decrease of $3.8 million, or 30.3%, compared to nonaccrual loans of $12.6 million at December 31, 2017. The reduction in nonaccrual loans was primarily associated with a $3.6 million payoff and partial charge-off on a non-performing commercial and industrial loan relationship associated with a syndicated loan related to the oil and gas industry that was rated as doubtful, and a paydown of $2.6 million associated with a non-performing non-farm non-residential loan. The decrease was partially offset by an increase in farmland and agricultural nonaccrual loans. Nonaccrual loans were concentrated in eight loan relationships that totaled $5.3 million or 61.0% of nonaccrual loans at December 31, 2018.

At December 31, 2018 loans 90 days or greater delinquent and still accruing totaled $0.1 million, a decrease of $0.7 million, compared to $0.8 million at December 31, 2017. These loans were comprised of $0.1 million in consumer and other loans, a $0.1 million commercial and industrial loan and a $26,000 one- to four-family loan at December 31, 2018.

Other real estate owned at December 31, 2018 totaled $1.1 million, a decrease of $0.1 million from $1.3 million at December 31, 2017.

At December 31, 2018, our largest non-performing assets were comprised of the following nonaccrual loans and other real estate owned: (1) an agricultural/ farmland loan relationship that totaled $1.1 million; (2) an agricultural loan relationship that totaled $0.9 million; (3) a $0.7 million non-farm non-residential property included in other real estate owned; (4) an agricultural loan relationship that totaled $0.7 million; (5) an agricultural loan relationship that totaled $0.7 million; (6) a one-to four-family loan that totaled $0.6 million; (7) a farmland loan that totaled $0.4 million; (8) a farmland loan that totaled $0.4 million; and (9) a non-farm non-residential loan that totaled $0.4 million. The $0.7 million agricultural loan has been charged down to its estimated fair value.

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

The following is a summary of loans restructured as TDRs at December 31, 2018, 2017 and 2016:

	At December 31,
(in thousands)	2018	2017	2016
TDRs:
In Compliance with Modified Terms	$1,288	$2,138	$2,987
Past Due 30 through 89 days and still accruing	—	—	—
Past Due 90 days and greater and still accruing	—	—	—
Nonaccrual	304	334	361
Restructured Loans that subsequently defaulted	—	—	100
Total TDR	$1,592	$2,472	$3,448

At December 31, 2018, the outstanding balance of our troubled debt restructurings was $1.6 million as compared to $2.5 million at December 31, 2017. At December 31, 2018, we had two outstanding TDRs: (1) a $1.2 million non-farm non-residential loan secured by commercial real estate, which was performing in accordance with its modified terms; and (2) a $0.3 million construction and land development loan secured by raw land that is on nonaccrual. The restructuring of these loans was related to interest rate or amortization concessions. The decline in TDRs occurred due to paydowns related to the outstanding TDRs.

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

The following table sets forth our amounts of classified loans and loans designated as special mention at December 31, 2018, 2017 and 2016. Classified assets totaled $47.3 million at December 31, 2018, and included $8.9 million of non-performing loans.

	At December 31,
(in thousands)	2018	2017	2016
Classification of Loans:
Substandard	$46,792	$48,417	$41,992
Doubtful	523	4,560	7,730
Total Classified Assets	$47,315	$52,977	$49,722
Special Mention	$26,413	$25,929	$17,705

The decrease in classified assets at December 31, 2018 as compared to December 31, 2017 was due to a $1.6 million decrease in substandard loans and a $4.0 million decrease in doubtful loans. The decrease in substandard loans during 2018 was primarily due to the upgrade of certain loans to special mention status. Substandard loans at December 31, 2018 consisted of $17.9 million in non-farm non-residential, $9.4 million in one- to four-family residential, $7.4 million in multifamily, $4.0 million in agricultural, $3.8 million in commercial and industrial, $2.9 million in construction and land development, $1.4 million in farmland, and the remaining $0.2 million comprised of consumer and other loans. The decrease in doubtful loans was due primarily to the partial charge off and payoff on a $3.6 million nonaccrual syndicated loan related to the oil and gas industry. Special mention loans increased by $0.5 million in 2018 primarily due to the downgrade of certain loans offset by improved credit quality in the syndicated loan portfolio.

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

The allowance for losses was $10.8 million at December 31, 2018 compared to $9.2 million at December 31, 2017.

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

	At or For the Years Ended December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Balance at beginning of year	$9,225	$11,114	$9,415	$9,105	$10,355

Charge-offs:
Real Estate:
Construction and land development	—	—	—	(559)	(1,032)
Farmland	—	—	—	—	—
1- 4 family	(99)	(33)	(244)	(410)	(589)
Multifamily	—	—	—	(947)	—
Non-farm non-residential	(404)	(1,291)	(1,373)	(1,137)	(1,515)
Total Real Estate	(503)	(1,324)	(1,617)	(3,053)	(3,136)
Non-Real Estate:
Agricultural	(300)	(162)	(83)	(491)	(2)
Commercial and industrial loans	(179)	(3,629)	(579)	(79)	(266)
Consumer and other	(907)	(1,247)	(635)	(550)	(289)
Total Non-Real Estate	(1,386)	(5,038)	(1,297)	(1,120)	(557)
Total charge-offs	(1,889)	(6,362)	(2,914)	(4,173)	(3,693)

Recoveries:
Real Estate:
Construction and land development	3	43	4	5	6
Farmland	—	—	—	—	—
1- 4 family	90	92	45	94	99
Multifamily	20	40	401	46	49
Non-farm non-residential	89	85	16	5	9
Total Real Estate	202	260	466	150	163
Non-Real Estate:
Agricultural	26	138	113	3	1
Commercial and industrial loans	1,642	30	146	315	118
Consumer and other	216	223	183	151	199
Total Non-Real Estate	1,884	391	442	469	318
Total recoveries	2,086	651	908	619	481

Net (charge-offs) recoveries	197	(5,711)	(2,006)	(3,554)	(3,212)
Provision for loan losses	1,354	3,822	3,705	3,864	1,962

Balance at end of year	$10,776	$9,225	$11,114	$9,415	$9,105

Ratios:
Net loan charge-offs to average loans	(0.02)%	0.54%	0.23%	0.44%	0.45%
Net loan charge-offs to loans at end of year	(0.02)%	0.50%	0.21%	0.42%	0.41%
Allowance for loan losses to loans at end of year	0.88%	0.80%	1.17%	1.12%	1.15%
Net loan charge-offs to allowance for loan losses	(1.83)%	61.91%	18.05%	37.75%	35.28%
Net loan charge-offs to provision charged to expense	(14.55)%	149.42%	54.14%	91.98%	163.71%

A provision for loan losses of $1.4 million was made during the year ended December 31, 2018 as compared to $3.8 million for 2017. The provisions made in 2018 were taken to provide for current loan losses and to maintain the allowance proportionate to risks inherent in the loan portfolio.

Total charge-offs were $1.9 million during the year ended December 31, 2018 as compared to $6.4 million for 2017. Recoveries totaled $2.1 million for the year ended December 31, 2018 and $0.7 million during 2017. Comparing the year ended December 31, 2018 to the year ended December 31, 2017, the increase in the allowance was primarily attributed to the increase in the specific allowance associated with a non-farm non-residential loan secured by a hotel / motel facility. The increase in the allowance for non-farm non-residential loans was partially offset by a $2.6 million pay down on a nonaccrual non-farm non-residential loan. The increase in the allowance was also partially offset by a decrease in the allowance for commercial and industrial loans, consumer and other loans and one-to four-family loans. The largest decrease in the allowance allocation was due to the aforementioned payoff of the $3.6 million non-accrual oil and gas credit. There were changes within the specific components of the allowance balance. The primary changes were decreases in the balances associated with commercial and industrial, consumer and other, one- to four-family and construction and land development loans. This decrease was partially offset by an increase in non-farm non-residential, multifamily, and agricultural and farmland loans.

The charged-off loan balances for the year ended December 31, 2018 were concentrated in six loan relationships which totaled $1.0 million, or 52.6%, of the total charged-off amount. The details of the $1.9 million in charged-off loans were as follows:

•	First Guaranty charged off $0.1 million on a one-to four-family loan in the first quarter of 2018. This loan had no remaining principal balance at December 31, 2018.

•	First Guaranty charged off $0.1 million on a commercial and industrial loan in the second quarter of 2018. This loan had no remaining principal balance at December 31, 2018.

•	First Guaranty charged off $0.4 million on a non-farm non-residential loan in the third quarter of 2018. This loan had no remaining principal balance at December 31, 2018.

•	First Guaranty charged off $0.2 million on a agricultural loan in the fourth quarter of 2018. This loan had a remaining principal balance of $0.1 million at December 31, 2018.

•	First Guaranty charged off $0.2 million on a purchased consumer loan pool in the fourth quarter of 2018. This loan pool had a remaining principal balance of $8.4 million at December 31, 2018.

•	Smaller loans and overdrawn deposit accounts comprised the remaining $0.9 million of charge-offs for 2018.

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

	At December 31,
	2018			2017
(dollars in thousands)	Allowance for Loan Losses	Percent of Allowance to Total Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance to Total Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
Real Estate:
Construction and land development	$581	5.4%	10.1%	$628	6.8%	9.8%
Farmland	41	0.4%	1.5%	5	0.1%	2.2%
1- 4 family	911	8.5%	14.1%	1,078	11.7%	13.8%
Multifamily	1,318	12.2%	3.5%	994	10.8%	1.4%
Non-farm non-residential	4,771	44.3%	47.7%	2,811	30.4%	46.1%

Non-Real Estate:
Agricultural	339	3.1%	1.9%	187	2.0%	1.9%
Commercial and industrial	1,909	17.7%	16.4%	2,377	25.8%	20.0%
Consumer and other	891	8.3%	4.8%	1,125	12.2%	4.8%
Unallocated	15	0.1%	—	20	0.2%	—

Total Allowance	$10,776	100.0%	100.0%	$9,225	100.0%	100.0%

	At December 31,
	2016			2015
(dollars in thousands)	Allowance for Loan Losses	Percent of Allowance to Total Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance to Total Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
Real Estate:
Construction and land development	$1,232	11.1%	8.9%	$962	10.2%	6.6%
Farmland	19	0.2%	2.2%	54	0.6%	2.1%
1- 4 family	1,204	10.8%	14.2%	1,771	18.8%	15.4%
Multifamily	591	5.3%	1.3%	557	5.9%	1.5%
Non-farm non-residential	3,451	31.0%	43.9%	3,298	35.0%	38.3%

Non-Real Estate:
Agricultural	74	0.7%	2.5%	16	0.2%	3.1%
Commercial and industrial	3,543	31.9%	20.4%	2,527	26.9%	26.6%
Consumer and other	972	8.7%	6.6%	230	2.4%	6.4%
Unallocated	28	0.3%	—	—	—	—

Total Allowance	$11,114	100.0%	100.0%	$9,415	100.0%	100.0%

	At December 31,
	2014
(dollars in thousands)	Allowance for Loan Losses	Percent of Allowance to Total Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
Real Estate:
Construction and land development	$702	7.7%	6.6%
Farmland	21	0.2%	1.7%
1- 4 family	2,131	23.4%	14.9%
Multifamily	813	8.9%	1.8%
Non-farm non-residential	2,713	29.8%	41.5%

Non-Real Estate:
Agricultural	293	3.2%	3.3%
Commercial and industrial	1,797	19.8%	24.8%
Consumer and other	371	4.1%	5.4%
Unallocated	264	2.9%	—

Total Allowance	$9,105	100.0%	100.0%

Investment Securities.

Investment securities at December 31, 2018 totaled $405.3 million, a decrease of $96.4 million, or 19.2%, compared to $501.7 million at December 31, 2017. Our investment securities portfolio is comprised of both available for sale securities and securities that we intend to hold to maturity. We purchase securities for our investment portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and meet pledging requirements for public funds and borrowings. In particular, our held to maturity securities portfolio is used as collateral for our public funds deposits.

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

At December 31, 2018, the U.S Government and Government agency securities and municipal bonds qualified as securities available to collateralize public funds. Securities pledged as collateral totaled $289.7 million at December 31, 2018 and $412.2 million at December 31, 2017. Our public funds deposits have a seasonal increase due to tax collections at the end of the year and the first quarter. We typically collateralize the seasonal public fund increases with short term instruments such as U.S. Treasuries or other agency backed securities.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2018		2017		2016
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
U.S. Treasuries	$—	$—	$19,490	$19,486	$29,994	$29,994
U.S. Government Agencies	146,911	141,389	200,052	195,983	183,152	178,332
Corporate debt securities	76,310	72,878	91,770	91,485	132,448	131,972
Mutual funds or other equity securities	483	483	500	493	580	573
Municipal bonds	32,956	33,901	37,210	39,569	28,177	27,957
Collateralized mortgage obligations	918	904	1,191	1,185	—	—
Mortgage-backed securities	48,434	47,422	33,680	33,334	29,181	28,645
Total available for sale securities	306,012	296,977	383,893	381,535	403,532	397,473

Held to maturity:
U.S. Government Agencies	28,172	27,091	28,169	27,499	18,167	17,512
Municipal bonds	5,227	5,126	5,322	5,325	—	—
Mortgage-backed securities	74,927	72,623	86,630	85,733	83,696	82,394
Total held to maturity securities	$108,326	$104,840	$120,121	$118,557	$101,863	$99,906

Our available for sale securities portfolio totaled $297.0 million at December 31, 2018, a decrease of $84.6 million, or 22.2%, compared to $381.5 million at December 31, 2017. The decrease was primarily due to the sale of $103.4 million in U.S. Government agency and U.S. Treasury securities and $10.6 million in corporate securities for which the proceeds were used to fund loan growth and a seasonal decrease in public funds deposits. Partially offsetting this decrease was the purchase of $21.2 million in mortgage-backed securities used to collateralize public funds deposits.

Our held to maturity securities portfolio had an amortized cost of $108.3 million at December 31, 2018, a decrease of $11.8 million, or 9.8%, compared to $120.1 million at December 31, 2017. The decrease was primarily due to the continued amortization of our mortgage-backed securities.

The following tables set forth the stated maturities and weighted average yields of our investment securities at December 31, 2018 and 2017.

	At December 31, 2018
	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years
(in thousands except for %)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Available for sale:
U.S. Treasuries	$—	—%	$—	—%	$—	—%	$—	—%
U.S. Government Agencies	—	—%	18,428	2.1%	114,053	2.5%	8,908	2.9%
Corporate and other debt securities	555	4.5%	28,538	3.0%	42,752	3.5%	1,033	5.5%
Mutual funds or other equity securities	—	—%	—	—%	—	—%	483	2.2%
Municipal bonds	2,493	3.0%	7,635	4.0%	17,502	3.2%	6,271	4.7%
Collateralized mortgage obligations	—	—%	—	—%	—	—%	904	2.4%
Mortgage-backed securities	—	—%	237	1.6%	966	2.3%	46,219	2.8%
Total available for sale securities	$3,048	3.2%	$54,838	2.9%	$175,273	2.9%	$63,818	3.0%

Held to maturity:
U.S. Government Agencies	—	—%	$6,998	1.6%	$17,174	2.4%	$4,000	3.2%
Municipal bonds	—	—%	250	1.9%	165	2.6%	4,812	2.7%
Mortgage-backed securities	—	—%	—	—%	14,146	2.0%	60,781	2.6%
Total held to maturity securities	$—	—%	$7,248	1.6%	$31,485	2.2%	$69,593	2.6%

	At December 31, 2017
	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years
(in thousands except for %)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Available for sale:
U.S. Treasuries	$19,486	1.2%	—	—%	—	—%	—	—%
U.S. Government Agencies	2,979	1.0%	39,014	1.6%	141,325	2.4%	12,665	2.9%
Corporate and other debt securities	4,298	3.9%	29,437	3.2%	56,711	3.7%	1,039	5.5%
Mutual funds or other equity securities	—	—%	—	—%	—	—%	493	2.1%
Municipal bonds	2,470	3.0%	8,472	3.7%	16,733	3.4%	11,894	3.9%
Collateralized mortgage obligations	—	—%	—	—%	—	—%	1,185	2.1%
Mortgage-backed Securities	—	—%	—	—%	1,441.0	2.0%	31,893	2.4%
Total available for sale securities	29,233	1.7%	76,923	2.4%	216,210	2.8%	59,169	2.8%

Held to maturity:
U.S. Government Agencies	—	—%	4,999	1.5%	18,170	2.3%	5,000	3.2%
Municipal bonds	—	—%	125	1.6%	315	2.4%	4,882	2.6%
Mortgage-backed securities	—	—%	—	—%	829	2.0%	85,801	2.4%
Total held to maturity securities	$—	—%	$5,124	1.5%	$19,314	2.3%	$95,683	2.5%

At December 31, 2018, $3.0 million, or 0.8%, of the securities portfolio was scheduled to mature in less than one year. Securities, not including mortgage-backed securities and collateralized mortgage obligations, with contractual maturity dates over 10 years totaled $25.5 million, or 6.3%, of the total portfolio at December 31, 2018. We closely monitor the investment portfolio's yield, duration, and maturity to ensure a satisfactory return. The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates. Prepayments of mortgages that collateralize mortgage-backed securities also affect the maturity of the securities portfolio. Based on internal forecasts at December 31, 2018, we believe that the securities portfolio has a forecasted weighted average life of approximately 6.1 years based on the current interest rate environment. A parallel interest rate shock of 400 basis points is forecasted to increase the weighted average life of the portfolio to approximately 6.4 years.

At December 31, 2018, the following table identifies the issuers, and the aggregate amortized cost and aggregate fair value of the securities of such issuers that exceeded 10% of our total shareholders' equity:

	At December 31, 2018
(in thousands)	Amortized Cost	Fair Value
FHLB	42,398	40,882
Freddie Mac	47,577	46,399
Fannie Mae	94,193	90,973
Federal Farm Credit Bank	114,276	110,271
Total	$298,444	$288,525

Deposits

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. We regularly assess our funding needs, deposit pricing and interest rate outlooks. From December 31, 2017 to December 31, 2018, total deposits increased $80.3 million, or 5.2%, to $1.6 billion. Noninterest-bearing demand deposits decreased $7.1 million, or 2.8% to $244.5 million at December 31, 2018. The decrease in noninterest-bearing demand deposits was due to fluctuations in existing customer balances. Interest-bearing demand deposits decreased $17.3 million, or 2.8%, to $594.4 million at December 31, 2018. The reduction in interest-bearing demand deposits was primarily concentrated in public funds interest-bearing demand deposits. Time deposits increased $99.5 million, or 17.1%, to $680.8 million at December 31, 2018, primarily due to our local deposit campaign along with an increase in public funds time deposits. Savings deposits increased $5.3 million, or 5.1%, to $110.0 million at December 31, 2018, primarily related to increases in public funds deposits.

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

The following table sets forth the distribution of deposit accounts, by account type, for the dates indicated.

	For the Years Ended December 31,
Total Deposits	2018			2017			2016
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$252,531	16.3%	—%	$244,949	16.7%	—%	$221,634	17.2%	—%
Interest-bearing Demand	556,528	35.9%	1.5%	539,399	36.9%	1.0%	415,410	32.3%	0.6%
Savings	111,134	7.2%	0.4%	102,779	7.0%	0.2%	89,279	7.0%	0.1%
Time	628,457	40.6%	1.7%	575,666	39.4%	1.2%	558,982	43.5%	1.1%
Total Deposits	$1,548,650	100.0%	1.3%	$1,462,793	100.0%	0.9%	$1,285,305	100.0%	0.7%

	For the Years Ended December 31,
Individual and Business Deposits	2018			2017			2016
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$246,550	26.7%	—%	$240,337	28.0%	—%	$217,245	30.1%	—%
Interest-bearing Demand	204,405	22.1%	1.1%	187,439	21.8%	0.6%	117,221	16.2%	0.3%
Savings	84,844	9.2%	0.1%	82,442	9.6%	0.1%	72,647	10.0%	0.1%
Time	388,623	42.0%	1.7%	348,656	40.6%	1.3%	316,191	43.7%	1.3%
Total Individual and Business Deposits	$924,422	100.0%	1.0%	$858,874	100.0%	0.7%	$723,304	100.0%	0.6%

	For the Years Ended December 31,
Public Fund Deposits	2018			2017			2016
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$5,981	1.0%	—%	$4,612	0.8%	—%	$4,389	0.8%	—%
Interest-bearing Demand	352,123	56.4%	1.8%	351,960	58.3%	1.2%	298,189	53.0%	0.8%
Savings	26,290	4.2%	1.4%	20,337	3.4%	0.8%	16,632	3.0%	0.3%
Time	239,834	38.4%	1.7%	227,010	37.5%	1.1%	242,791	43.2%	0.8%
Total Public Fund Deposits	$624,228	100.0%	1.7%	$603,919	100.0%	1.2%	$562,001	100.0%	0.8%

At December 31, 2018, public funds deposits totaled $645.5 million compared to $640.7 million at December 31, 2017. Public funds time deposits totaled $247.0 million at December 31, 2018 compared to $225.6 million at December 31, 2017. We have developed a program for the retention and management of public funds deposits. Since the end of 2012, we have maintained public funds deposits in excess of $400.0 million. These deposits are from public entities such as school districts, hospital districts, sheriff departments and municipalities. $527.1 million, or 82%, of these accounts at December 31, 2018, are under fiscal agency agreements with terms of three years or less. Deposits under fiscal agency agreements are generally stable but public entities may maintain the ability to negotiate term deposits on a specific basis including with other financial institutions. Three of these relationships account for 33% of public funds deposits that are under fiscal agency agreements. These deposits generally have stable balances as we maintain both operating accounts and time deposits for these entities. There is a seasonal component to public deposit levels associated with annual tax collections. Public funds will increase at the end of the year and during the first quarter. In addition to seasonal fluctuations, there are monthly fluctuations associated with internal payroll and short-term tax collection accounts for our public funds deposit accounts. Public funds deposit accounts are collateralized by FHLB letters of credit, by Louisiana municipal bonds and by eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac. We invest the majority of these public deposits in our investment portfolio, but have increasingly invested more public funds into loans during the last several years.

The following table sets forth public funds as a percent of total deposits.

	At December 31,
(in thousands except for %)	2018	2017	2016
Public Funds:
Noninterest-bearing Demand	$6,930	$4,828	$4,114
Interest-bearing Demand	364,692	389,788	324,356
Savings	26,903	20,539	20,116
Time	247,004	225,591	208,330
Total Public Funds	$645,529	$640,746	$556,916
Total Deposits	$1,629,622	$1,549,286	$1,326,181
Total Public Funds as a percent of Total Deposits	39.6%	41.4%	42.0%

At December 31, 2018, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $501.7 million. At December 31, 2018, approximately $162.1 million of our certificates of deposit greater than or equal to $100,000 had a remaining term greater than one year.

The following table sets forth the maturity of the total certificates of deposit greater than or equal to $100,000 at December 31, 2018.

(in thousands)	December 31, 2018
Due in one year or less	$339,598
Due after one year through three years	81,242
Due after three years	80,869
Total certificates of deposit greater than or equal to $100,000	$501,709

Borrowings.

First Guaranty maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. First Guaranty had no short-term borrowings outstanding at December 31, 2018 compared to $15.5 million outstanding at December 31, 2017. The short-term borrowings at December 31, 2018 were comprised of a line of credit of $6.5 million, with no outstanding balance.

At December 31, 2018, we had $344.3 million in FHLB letters of credit outstanding obtained primarily for collateralizing public deposits. The increase in Federal Home Loan Bank letters of credit reflects First Guaranty's ability to transition public funds deposits into loans.

The following table sets forth information concerning balances and interest rates on our short-term borrowings at the dates and for the years indicated.

	At or For the Years Ended December 31,
(in thousands except for %)	2018	2017	2016
Balance at end of year	$—	$15,500	$6,500
Maximum month-end outstanding	$37,000	$28,000	$25,000
Average daily outstanding	$7,119	$5,833	$8,775
Total Weighted average rate during the year	2.21%	1.06%	0.85%
Weighted average rate at the end of the year	—%	1.51%	0.65%

First Guaranty Bancshares had senior long-term debt totaling $19.8 million at December 31, 2018 and $22.8 million at December 31, 2017. First Guaranty modified its existing senior long-term debt in the second quarter of 2017. The modification increased the principal balance to $25.0 million with new net proceeds of $3.8 million. The existing amortization terms and rates remained the same. The $3.8 million in additional proceeds were contributed to First Guaranty Bank for future growth.

First Guaranty also had junior subordinated debentures totaling $14.7 million at December 31, 2018 and December 31, 2017.

Shareholders' Equity

Total shareholders' equity increased to $147.3 million at December 31, 2018 from $144.0 million at December 31, 2017. The increase in shareholders' equity was principally the result of an increase of $8.9 million in retained earnings offset by an increase of $5.3 million in accumulated other comprehensive loss. The $8.9 million increase in retained earnings was due to net income of $14.2 million during the year ended December 31, 2018, partially offset by $5.6 million in cash dividends paid on shares of our common stock. The increase in accumulated other comprehensive loss was primarily attributed to the increase in unrealized losses on available for sale securities during the year ended December 31, 2018 due to the increase in interest rates.

Results of Operations

Performance Summary

Year ended December 31, 2018 compared with year ended December 31, 2017. Net income for the year ended December 31, 2018 was $14.2 million, an increase of $2.5 million, or 21.0%, from $11.8 million for the year ended December 31, 2017. The increase in net income of $2.5 million for the year ended December 31, 2018 was the result of several factors. First Guaranty experienced increased interest income associated with loans along with a decrease in the provision for loan losses, partially offset by increased loan interest and noninterest expense and decreased noninterest income. The decrease in the provision for loan losses for the year ended December 31, 2018 was attributed to the aforementioned recovery associated with the payoff of the nonaccrual oil and gas credit along with improvement of overall credit quality of the loan portfolio. The increase in interest expense was due to the rising interest rate environment and increased competition. The decrease in noninterest income was primarily the result of an increase in securities losses. Losses on the sale of securities were $1.8 million for the year ended December 31, 2018 compared to gains of $1.4 million for 2017. First Guaranty also had a decrease in income tax expense of $3.9 million resulting from the decrease in the federal corporate tax rate as a result of the Tax Cuts and Jobs Act. Earnings per common share for the year ended December 31, 2018 was $1.61 per common share, an increase of 17.5% or $0.24 per common share from $1.37 per common share for the year ended December 31, 2017. The increase in earnings per share was caused by the increase in net income.

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

Year ended December 31, 2018 compared with year ended December 31, 2017.  Net interest income for the year ended December 31, 2018 and 2017 was $57.0 million and $53.2 million, respectively. The increase in net interest income for the year ended December 31, 2018 as compared to the prior year was primarily due to an increase in the average balance of our total interest-earning assets and an increase in the average yield of our total interest-earning assets, partially offset by the increase in the average balance of our total interest-bearing liabilities and an increase in the average rate of our total interest-bearing liabilities. For the year ended December 31, 2018, the average balance of our total interest-earning assets increased by $79.4 million to $1.7 billion, and the average yield of our interest-earning assets increased by 45 basis points to 4.68% from 4.23% for the year ended December 31, 2017.  For the year ended December 31, 2018, the average balance of our total interest-bearing liabilities increased by $76.2 million to $1.3 billion, and the average rate of our total interest-bearing liabilities increased by 46 basis points to 1.60% from 1.14% for the year ended December 31, 2017. As a result, our net interest rate spread decreased one basis point to 3.08% for the year ended December 31, 2018 from 3.09% for the year ended December 31, 2017. Our net interest margin increased eight basis points to 3.41% for the year ended December 31, 2018 from 3.33% for the year ended December 31, 2017.

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

Interest Income

Year ended December 31, 2018 compared with year ended December 31, 2017. Interest income increased $10.8 million, or 16.1%, to $78.4 million for the year ended December 31, 2018 as compared to the prior year. First Guaranty continues to transition assets from lower yielding securities to higher yielding loans in order to increase interest income. The increase in interest income resulted primarily from an increase in the average balance of our total interest-earning assets principally as a result of the Premier acquisition along with an increase in the average yield of interest-earning assets. The average balance of our interest-earning assets increased $79.4 million to $1.7 billion for the year ended December 31, 2018 as compared to the prior year. The average yield of interest-earning assets increased by 45 basis points to 4.68% for the year ended December 31, 2018 compared to 4.23% for the year ended December 31, 2017.

Interest income on securities decreased $0.4 million to $12.9 million for the year ended December 31, 2018 primarily as a result of a decrease in the average balance of securities. The average balance of securities decreased $46.3 million to $465.4 million for the year ended December 31, 2018 from $511.7 million for the year ended December 31, 2017 due to a decrease in the average balance of our agency and corporate securities as a result of securities sales. The average yield on securities increased by 18 basis points to 2.78% for the year ended December 31, 2018 from 2.60% for the year ended December 31, 2017 due to the rising interest rate environment.

Interest income on loans increased $10.8 million, or 20.0%, to $64.8 million for the year ended December 31, 2018 as a result of an increase in the average balance of loans along with an increase in the average yield on loans. The average balance of loans (excluding loans held for sale) increased by $110.9 million to $1.2 billion for the year ended December 31, 2018 from $1.1 billion for the year ended December 31, 2017 as a result of new loan originations, acquired loans and loans assumed from the Premier acquisition, the majority of which were one- to four-family residential loans, commercial leases, commercial real estate loans and commercial and industrial loans. The average yield on loans (excluding loans held for sale) increased by 44 basis points to 5.55% for the year ended December 31, 2018 from 5.11% for the year ended December 31, 2017 as a result of the rising interest rate environment.

Year ended December 31, 2017 compared with year ended December 31, 2016.  First Guaranty continued to transition assets from lower yielding securities to higher yielding loans in order to increase interest income. Interest income increased $9.0 million, or 15.4%, to $67.5 million for the year ended December 31, 2017  from $58.5 million for the year ended December 31, 2016 primarily as a result of a $8.5 million increase in interest income on loans. The increase in interest income resulted primarily from an increase in the average balance of our total interest-earning assets along with an increase in the average yield of interest-earning assets. The average balance of interest-earning assets increased $168.4 million to $1.6 billion for the year ended December 31, 2017 as compared to the prior year period. The average yield of interest-earning assets increased by 13 basis points to 4.23% for the year ended December 31, 2017 compared to 4.10% for the year ended December 31, 2016.

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

Interest Expense

Year ended December 31, 2018 compared with year ended December 31, 2017.  Interest expense increased $7.0 million, or 48.4%, to $21.4 million for the year ended December 31, 2018 from $14.4 million for the year ended December 31, 2017 due primarily to an increase in the average balance of interest-bearing deposits principally as a result of the Premier acquisition along with an increase in the average rate paid on interest-bearing deposits. The average balance of interest-bearing deposits increased by $78.3 million during the year ended December 31, 2018 to $1.3 billion as a result of a $52.8 million increase in the average balance of time deposits, a $17.1 million increase in the average balance of interest-bearing demand deposits and a $8.4 million increase in the average balance of savings deposits. The average rate of interest-bearing demand deposits increased by 51 basis points during the year ended December 31, 2018 to 1.53% as compared to the prior year. The increase in the average rate on interest-bearing demand deposits was due to those deposits, primarily public funds NOW accounts and brokered money market deposits, whose rates are contractually tied to national index rates such as the U.S. Federal Funds rate or short term U.S. Treasury rates which have increased over the last year. The increase in the average rate on time deposits was due to changes in market rates and the initiation of a deposit campaign by First Guaranty in order to fund future loan growth and diversify the deposit portfolio.

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

	December 31, 2018			December 31, 2017			December 31, 2016
(in thousands except for %)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-earning deposits with banks(1)	$39,005	$612	1.57%	$23,913	$178	0.74%	$20,857	$69	0.33%
Securities (including FHLB stock)	465,399	12,941	2.78%	511,728	13,325	2.60%	523,438	12,968	2.48%
Federal funds sold	531	1	0.23%	977	9	0.89%	256	—	—%
Loans held for sale	1,330	84	6.32%	1,233	69	5.60%	—	—	—%
Loans, net of unearned income	1,167,458	64,752	5.55%	1,056,519	53,965	5.11%	881,387	45,495	5.16%
Total interest-earning assets	1,673,723	78,390	4.68%	1,594,370	67,546	4.23%	1,425,938	58,532	4.10%

Noninterest-earning assets:
Cash and due from banks	10,013			10,147			7,915
Premises and equipment, net	38,502			31,885			22,306
Other assets	13,805			9,536			3,800
Total Assets	$1,736,043			$1,645,938			$1,459,959

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$556,528	8,531	1.53%	$539,399	5,526	1.02%	$415,410	2,633	0.63%
Savings deposits	111,134	407	0.37%	102,779	201	0.20%	89,279	80	0.09%
Time deposits	628,457	10,690	1.70%	575,666	7,112	1.24%	558,982	5,954	1.07%
Borrowings	39,150	1,738	4.44%	41,190	1,554	3.77%	43,474	1,473	3.39%
Total interest-bearing liabilities	1,335,269	21,366	1.60%	1,259,034	14,393	1.14%	1,107,145	10,140	0.92%

Noninterest-bearing liabilities:
Demand deposits	252,531			244,949			221,634
Other	5,870			5,138			5,144
Total Liabilities	1,593,670			1,509,121			1,333,923

Shareholders' Equity	142,373			136,817			126,036
Total Liabilities and Shareholders' Equity	$1,736,043			$1,645,938			$1,459,959
Net interest income		$57,024			$53,153			$48,392

Net interest rate spread(2)			3.08%			3.09%			3.18%
Net interest-earning assets(3)	$338,454			$335,336			$318,793
Net interest margin(4)(5)			3.41%			3.33%			3.39%

Average interest-earning assets to interest-bearing liabilities			125.35%			126.64%			128.79%

(1)	Includes Federal Reserve balances reported in cash and due from banks on the consolidated balance sheets.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

(5)
The tax adjusted net interest margin was 3.42%, 3.36% and 3.42% for the years ended December 31, 2018, 2017 and 2016. A 21% tax rate was used to calculate the effect on securities income from tax exempt securities for the year ended December 31, 2018. A 35% tax rate was used to calculate the effect on securities income from tax exempt securities for years ended December 31, 2017 and 2016, respectively.

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

	For the Years Ended December 31, 2018 vs. 2017 Increase (Decrease) Due To			For the Years Ended December 31, 2017 vs. 2016 Increase (Decrease) Due To
(in thousands except for %)	Volume	Rate	Increase/ Decrease	Volume	Rate	Increase/ Decrease
Interest earned on:
Interest-earning deposits with banks	$157	$277	$434	$12	$97	$109
Securities (including FHLB stock)	(1,255)	871	(384)	(294)	651	357
Federal funds sold	(3)	(5)	(8)	—	9	9
Loans held for sale	6	9	15	69	—	69
Loans, net of unearned income	5,934	4,853	10,787	8,950	(480)	8,470
Total interest income	4,839	6,005	10,844	8,737	277	9,014

Interest paid on:
Demand deposits	180	2,825	3,005	944	1,949	2,893
Savings deposits	17	189	206	14	107	121
Time deposits	700	2,878	3,578	182	976	1,158
Borrowings	(79)	263	184	(80)	161	81
Total interest expense	818	6,155	6,973	1,060	3,193	4,253

Change in net interest income	$4,021	$(150)	$3,871	$7,677	$(2,916)	$4,761

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

We recorded a $1.4 million provision for loan losses for the year ended December 31, 2018 compared to $3.8 million for 2017. The allowance for loan losses at December 31, 2018 was $10.8 million or 0.88% of total loans, compared to $9.2 million or 0.80% of total loans at December 31, 2017. The decrease in the provision was attributed to improvement in credit quality of the loan portfolio. First Guaranty also received a $3.6 million negotiated payment in settlement of a commercial and industrial non-accrual loan on May 9, 2018. The payment resulted in a recovery of $1.6 million. The recovery impacted the allowance for loan losses and the end result was a negative provision for loan losses in the second quarter of 2018. Substandard loans decreased $1.6 million to $46.8 million at December 31, 2018 from $48.4 million at December 31, 2017. Doubtful loans decreased $4.0 million to $0.5 million at December 31, 2018 from $4.6 million at December 31, 2017. The allowance for loan losses as a percentage of total loans was 0.95% prior to the inclusion of the acquired loans from Premier. The impaired loan portfolio did not suffer additional declines in estimated fair value requiring further provisions. We believe that the allowance is adequate to cover potential losses in the loan portfolio given the current economic conditions, and current expected net charge-offs and non-performing asset levels.

For the year ended December 31, 2017, the provision for loan losses was $3.8 million, an increase of $0.1 million from the $3.7 million for 2016. The allowance for loan losses at December 31, 2017 was $9.2 million or 0.80% of total loans, compared to $11.1 million or 1.17% of total loans at December 31, 2016. The increase in the provision was attributed to the additional provisions on loans evaluated individually for impairment. Substandard loans increased $6.4 million to $48.4 million at December 31, 2017 from $42.0 million at December 31, 2016, partially offset by a decrease in doubtful loans of $3.2 million. The decrease in the allowance at December 31, 2017 compared to December 31, 2016 was due to charge-offs to estimated fair value on impaired loans which had specific reserves allocated to them in prior years and in 2017, which reduced the carrying value of the loans. The allowance for loan losses as a percentage of total loans was 0.89% prior to the inclusion of the acquired loans from Premier. The impaired loan portfolio did not suffer additional declines in estimated fair value requiring further provisions.

Noninterest Income.

Our primary sources of recurring noninterest income are customer service fees, ATM and debit card fees, loan fees, gains on the sale of loans and available for sale securities and other service fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.

Noninterest income totaled $5.3 million for the year ended December 31, 2018, a decrease of $3.1 million from $8.3 million for the year ended December 31, 2017.  The decrease was primarily due to lower gains on securities sales. Net securities losses were $1.8 million for the year ended December 31, 2018 as compared to net securities gains of $1.4 million for 2017. The gains and losses on securities sales occurred as First Guaranty sold investment securities in order to fund loan growth. Service charges, commissions and fees totaled $3.0 million for the year ended December 31, 2018 as compared to $2.6 million for 2017. ATM and debit card fees totaled $2.1 million for the year ended December 31, 2018 and $2.0 million for 2017. Net gains on the sale of loans were $0.3 million for the year ended December 31, 2018 and $0.3 million for 2017. Other noninterest income totaled $1.7 million and $2.1 million for the years ended December 31, 2018 and 2017, respectively.

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

Noninterest Expense

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense and other types of expenses. Noninterest expense totaled $43.3 million for the year ended December 31, 2018 and $38.5 million for the year ended December 31, 2017. Salaries and benefits expense totaled $22.9 million for the year ended December 31, 2018 and $20.1 million for the year ended December 31, 2017. The increase in salaries and benefits was primarily due to the increase in personnel expense from the Premier acquisition and new hires. Occupancy and equipment expense totaled $5.6 million for the year ended December 31, 2018 and $4.5 million for the year ended December 31, 2017. Other noninterest expense totaled $14.8 million for the year ended December 31, 2018 and $13.9 million for 2017. Legal and professional fees totaled $2.4 million for the year ended December 31, 2018, a decrease of $0.7 million from $3.0 million for the year ended December 31, 2017. The reduction was due to the non-recurring expenses included in the year ended December 31, 2017 related to the acquisition of Premier.

Noninterest expense increased $5.6 million to $38.5 million for the year ended December 31, 2017 compared to $32.9 million in 2016. Salaries and employee benefits expense totaled $20.1 million for 2017 as compared to $16.6 million for 2016. The increase in salaries and benefits was primarily due to the increase in personnel expense from the Premier acquisition and new hires. Occupancy and equipment expense totaled $4.5 million for 2017 and $4.2 million for 2016 . Other noninterest expense increased by $1.8 million to $13.9 million for the year ended December 31, 2017 as compared to 2016 . The largest increase in other noninterest expense occurred due to increased legal and professional fees associated with the Premier acquisition. Included in other non-interest expense were non-recurring expenses related to the acquisition of Premier of approximately $1.4 million.

The following table presents, for the years indicated, the major categories of other noninterest expense:

(in thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Other noninterest expense:
Legal and professional fees	$2,362	$3,049	$2,185
Data processing	1,692	1,608	1,259
ATM fees	1,214	1,161	1,044
Marketing and public relations	1,329	1,205	878
Taxes - sales, capital, and franchise	1,066	970	787
Operating supplies	562	496	471
Software expense and amortization	1,119	923	835
Travel and lodging	978	910	710
Telephone	208	167	177
Amortization of core deposits	545	432	320
Donations	380	322	298
Net costs from other real estate and repossessions	186	306	498
Regulatory assessment	941	726	1,005
Other	2,204	1,628	1,599
Total other expense	$14,786	$13,903	$12,066

Income Taxes.

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other non-deductible expenses. The provision for income taxes for the years ended December 31, 2018, 2017 and 2016 was $3.5 million, $7.4 million and $7.2 million, respectively. First Guaranty recorded a one-time income tax expense of $0.9 million as a result of a remeasurement of its net deferred tax asset due to the enactment of the Tax Cuts and Jobs Act ("the "Tax Act") in December 2017 which reduced the corporate federal income tax rate from 35% to 21% beginning January 1, 2018 GAAP requires that the impact of the Tax Act must be accounted for in the period of enactment of the new law. The provision for income taxes decreased due to the decrease in the corporate federal income tax rate which took effect on January 1, 2018 as a result of the Tax Act, and by the decrease in income before income taxes. First Guaranty's statutory tax rate was 21.0% for the year ended December 31, 2018, which was a decrease of 14 basis points from the years ended December 31, 2017 and 2016 rate of 35.0%.

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

Loans maturing within one year or less at December 31, 2018 totaled $189.1 million. At December 31, 2018, time deposits maturing within one year or less totaled $417.0 million. First Guaranty's held to maturity ("HTM") investment securities portfolio at December 31, 2018 was $108.3 million or 26.7% of the investment portfolio compared to $120.1 million or 23.9% at December 31, 2017. The securities in the HTM portfolio are used to collateralize public funds deposits and may also be used to secure borrowings with the Federal Home Loan Bank or Federal Reserve Bank. The agency securities in the HTM portfolio have maturities of 10 years or less. The mortgage backed securities have stated final maturities of 15 to 20 years at December 31, 2018. The municipal securities in the HTM portfolio have maturities of 20 years or less. The HTM portfolio had a forecasted weighted average life of approximately 5.6 years based on current interest rates at December 31, 2018. Management regularly monitors the size and composition of the HTM portfolio to evaluate its effect on our liquidity. First Guaranty's available for sale ("AFS") portfolio was $297.0 million, or 73.3% of the investment portfolio at December 31, 2018 compared to $381.5 million, or 76.1% at December 31, 2017. The majority of the AFS portfolio was comprised of U.S. Treasuries, U.S. Government Agencies, mortgage backed securities, municipal bonds and investment grade corporate bonds. We believe these securities are readily marketable and enhance our liquidity.

We maintained a net borrowing capacity at the FHLB totaling $108.6 million and $40.1 million at December 31, 2018 and December 31, 2017, respectively with $0 and $15.5 million in FHLB advances outstanding at December 31, 2018 and December 31, 2017, respectively. At December 31, 2018, we had outstanding letters of credit from the FHLB in the amount of $344.3 million that were primarily used to collateralize public funds deposits. We also have a discount window line with the Federal Reserve Bank. We also maintain federal funds lines of credit at various correspondent banks with borrowing capacity of $100.5 million at December 31, 2018. We have a revolving line of credit for $6.5 million, with no outstanding balance at December 31, 2018 secured by a pledge of the Bank's common stock. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources

Our capital position is reflected in total shareholders' equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total shareholders' equity increased to $147.3 million at December 31, 2018 from $144.0 million at December 31, 2017. The increase in shareholders' equity was principally the result of an increase of $8.9 million in retained earnings, offset by a $5.3 million increase in accumulated other comprehensive loss. The $8.9 million increase in retained earnings was due to net income of $14.2 million during the year ended December 31, 2018, partially offset by $5.6 million in cash dividends paid on our common stock. The increase in accumulated other comprehensive loss was primarily attributed to the increase in unrealized losses on available for sale securities during the year ended December 31, 2018 due to the increase in interest rates.

Capital Management

We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the Federal Reserve and the FDIC. We review capital levels on a monthly basis. We evaluate a number of capital ratios, including Tier 1 capital to total adjusted assets (the leverage ratio) and Tier 1 capital to risk-weighted assets. At December 31, 2018, First Guaranty Bank was classified as well-capitalized. First Guaranty Bank's capital conservation buffer was 4.97% at December 31, 2018.

The following table presents our capital ratios as of the indicated dates.

	"Well Capitalized Minimums"	At December 31, 2018	"Well Capitalized Minimums"	At December 31, 2017
Tier 1 Leverage Ratio:
Consolidated	N/A	N/A	N/A	8.27%
Bank	5.00%	9.79%	5.00%	9.88%
Tier 1 Risk-based Capital Ratio
Consolidated	N/A	N/A	N/A	10.35%
Bank	8.00%	12.20%	8.00%	12.39%
Total Risk-based Capital Ratio
Consolidated	N/A	N/A	N/A	12.14%
Bank	10.00%	12.97%	10.00%	13.07%
Common Equity Tier One Capital
Consolidated	N/A	N/A	N/A	10.35%
Bank	6.50%	12.20%	6.50%	12.39%

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

The notional amounts of the financial instruments with off-balance sheet risk at December 31, 2018, 2017 and 2016 are as follows:

Contract Amount

(in thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Commitments to Extend Credit	$108,348	$78,125	$56,910
Unfunded Commitments under lines of credit	$122,212	$101,344	$128,428
Commercial and Standby letters of credit	$6,912	$7,886	$6,602

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

Unfunded commitments under lines of credit are contractually obligated by us as long as the borrower is in compliance with the terms of the loan relationship. Unfunded lines of credit are typically operating lines of credit that adjust on a regular basis as a customer requires funding. There may be seasonal variations to the usage of these lines. At December 31, 2018, the largest concentrations of unfunded commitments were lines of credit associated with construction and land development loans and commercial and industrial loans.

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

There were no losses incurred on any commitments during the years ended December 31, 2018, 2017 and 2016.

Contractual Obligations

The following table summarizes our fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2018. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

Payments Due by Period:	December 31, 2018
(in thousands)	Less Than One Year	One to Three Years	Over Three Years	Total
Operating leases	$148	$277	$141	$566
Software contracts	1,011	288	72	1,371
Time deposits	417,005	134,923	128,861	680,789
Short-term borrowings	—	—	—	—
Senior long-term debt	2,941	16,912	—	19,853
Junior subordinated debentures	—	—	15,000	15,000
Total contractual obligations	$421,105	$152,400	$144,074	$717,579

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

The following interest sensitivity analysis is one measurement of interest rate risk. This analysis, which we prepare quarterly, reflects the contractual maturity characteristics of assets and liabilities over various time periods. This analysis does not factor in prepayments or interest rate floors on loans which may significantly change the report. This table includes nonaccrual loans in their respective maturity periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at December 31, 2018 illustrated below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

	December 31, 2018
	Interest Sensitivity Within
(dollars in thousands)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$440,386	$116,304	$556,690	$668,922	$1,225,612
Securities (including FHLB stock)	3,010	2,431	5,441	402,255	407,696
Federal Funds Sold	549	—	549	—	549
Other earning assets	117,768	—	117,768	—	117,768
Total earning assets	$561,713	$118,735	$680,448	$1,071,177	$1,751,625

Source of Funds:
Interest-bearing accounts:
Demand deposits	$594,359	—	$594,359	—	$594,359
Savings deposits	109,958	—	109,958	—	109,958
Time deposits	213,700	203,505	417,205	263,584	680,789
Short-term borrowings	—	—	—	—	—
Senior long-term debt	19,838	—	19,838	—	19,838
Junior subordinated debt	—	—	—	14,700	14,700
Noninterest-bearing, net	—	—	—	331,981	331,981
Total source of funds	$937,855	$203,505	$1,141,360	$610,265	$1,751,625

Period gap	$(376,142)	$(84,770)	$(460,912)	$460,912
Cumulative gap	$(376,142)	$(460,912)	$(460,912)	$—

Cumulative gap as a percent of earning assets	(21.5)%	(26.3)%	(26.3)%

Net Interest Income at Risk.

Net interest income at risk measures the risk of a decline in earnings due to changes in interest rates. The first table below presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in the yield curve over a 12-month horizon at December 31, 2018. The second table below presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from a gradual shift in the yield curve over a 12-month period. Shifts are measured in 100 basis point increments (+400 through -100 basis points) from base case. We do not present shifts less than 100 basis points because of the current low interest rate environment. The base case scenario encompasses key assumptions for asset/liability mix, loan and deposit growth, pricing, prepayment speeds, deposit decay rates, securities portfolio cash flows and reinvestment strategy and the market value of certain assets under the various interest rate scenarios. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous and gradual shocks are performed against that yield curve.

December 31, 2018
Instantaneous Changes in Interest Rates (basis points)	Percent Change in Net Interest Income
+400	(5.98)%
+300	(4.09)%
+200	(2.59)%
+100	(1.11)%
Base	0%
-100	1.32%

Gradual Changes in Interest Rates (basis points)	Percent Change in Net Interest Income
+400	(2.29)%
+300	(1.62)%
+200	(1.01)%
+100	(0.44)%
Base	0%
-100	1.00%

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

We are pursuing a strategy that began in 2012 to reduce long-term interest rate risk. The contractual maturity of the investment portfolio was shortened and mortgage backed securities were purchased to enhance cash flow. We were able to grow our loan portfolio while reducing the size of the investment portfolio. New loans originated generally were either floating rate or were fixed rate with maturities that did not exceed five years. Securities as a percentage of average interest-earning assets decreased from 32.1% in 2017 to 27.8% in 2018. Deposit maturities were extended and generally priced lower. We believe that the addition of short-term securities and deploying our capital to grow our loan portfolio will help to lower interest rate risk.

Item 8 - Financial Statements and Supplementary Data

Report of Castaing, Hussey & Lolan, LLC
Independent Registered Accounting Firm

To the Shareholders and Board of Directors
First Guaranty Bancshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Guaranty Bancshares, Inc. and Subsidiaries as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of First Guaranty Bancshares, Inc. and Subsidiaries as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the American Institute of Certified Public Accountants, First Guaranty Bancshares, Inc.'s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2019, expressed an unqualified opinion.

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

/s/ Castaing, Hussey & Lolan, LLC

We have served as First Guaranty Bancshares Inc. and Subsidiaries' auditor since 2001.

Castaing, Hussey & Lolan, LLC
New Iberia, Louisiana
March 15, 2019

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2018	December 31, 2017
Assets
Cash and cash equivalents:
Cash and due from banks	$127,416	$37,205
Federal funds sold	549	823
Cash and cash equivalents	127,965	38,028

Investment securities:
Available for sale, at fair value	296,977	381,535
Held to maturity, at cost (estimated fair value of $104,840 and $118,557, respectively)	108,326	120,121
Investment securities	405,303	501,656

Federal Home Loan Bank stock, at cost	2,393	2,351
Loans held for sale	344	1,308

Loans, net of unearned income	1,225,268	1,149,014
Less: allowance for loan losses	10,776	9,225
Net loans	1,214,492	1,139,789

Premises and equipment, net	39,695	38,020
Goodwill	3,472	3,472
Intangible assets, net	3,528	4,424
Other real estate, net	1,138	1,281
Accrued interest receivable	6,716	7,982
Other assets	12,165	12,119
Total Assets	$1,817,211	$1,750,430

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$244,516	$251,617
Interest-bearing demand	594,359	611,677
Savings	109,958	104,661
Time	680,789	581,331
Total deposits	1,629,622	1,549,286

Short-term borrowings	—	15,500
Accrued interest payable	3,952	2,488
Senior long-term debt	19,838	22,774
Junior subordinated debentures	14,700	14,664
Other liabilities	1,815	1,735
Total Liabilities	1,669,927	1,606,447

Shareholders' Equity
Common stock:
$1 par value - authorized 100,600,000 shares; issued 8,807,175 shares	8,807	8,807
Surplus	92,268	92,268
Retained earnings	53,347	44,464
Accumulated other comprehensive income (loss)	(7,138)	(1,556)
Total Shareholders' Equity	147,284	143,983
Total Liabilities and Shareholders' Equity	$1,817,211	$1,750,430

See Notes to Consolidated Financial Statements.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(in thousands, except share data)	2018	2017	2016
Interest Income:
Loans (including fees)	$64,836	$54,034	$45,495
Deposits with other banks	612	178	69
Securities (including FHLB stock)	12,941	13,325	12,968
Federal funds sold	1	9	—
Total Interest Income	78,390	67,546	58,532

Interest Expense:
Demand deposits	8,531	5,526	2,633
Savings deposits	407	201	80
Time deposits	10,690	7,112	5,954
Borrowings	1,738	1,554	1,473
Total Interest Expense	21,366	14,393	10,140

Net Interest Income	57,024	53,153	48,392
Less: Provision for loan losses	1,354	3,822	3,705
Net Interest Income after Provision for Loan Losses	55,670	49,331	44,687

Noninterest Income:
Service charges, commissions and fees	2,988	2,589	2,388
ATM and debit card fees	2,122	1,986	1,859
Net (losses) gains on securities	(1,830)	1,397	3,799
Net gains on sale of loans	278	311	14
Other	1,722	2,057	1,395
Total Noninterest Income	5,280	8,340	9,455

Noninterest Expense:
Salaries and employee benefits	22,888	20,113	16,577
Occupancy and equipment expense	5,601	4,505	4,242
Other	14,786	13,903	12,066
Total Noninterest Expense	43,275	38,521	32,885

Income Before Income Taxes	17,675	19,150	21,257
Less: Provision for income taxes	3,462	7,399	7,164
Net Income	$14,213	$11,751	$14,093

Per Common Share: [1]
Earnings	$1.61	$1.37	$1.68
Cash dividends paid	$0.64	$0.60	$0.58

Weighted Average Common Shares Outstanding	8,807,175	8,608,088	8,369,424

See Notes to Consolidated Financial Statements

1   All share and per share amounts have been restated to reflect the ten percent stock dividend paid December 14, 2017 to shareholders of record as of December 8, 2017.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(in thousands)	2018	2017	2016
Net Income	$14,213	$11,751	$14,093
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding (losses) gains arising during the period	(8,508)	5,098	(955)
Reclassification adjustments for gains (losses) included in net income	1,830	(1,397)	(3,799)
Reclassification of OTTI losses included in net income	—	—	60
Change in unrealized (losses) gains on securities	(6,678)	3,701	(4,694)
Tax impact	1,402	(1,258)	1,596
Other comprehensive (loss) income	(5,276)	2,443	(3,098)
Comprehensive Income	$8,937	$14,194	$10,995

 See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock $1 Par	Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
(in thousands, except share data)
December 31, 2015 (1)	$8,369	$81,000	$29,756	$(901)	$118,224
Net income	—	—	14,093	—	14,093
Other comprehensive income (loss)	—	—	—	(3,098)	(3,098)
Cash dividends on common stock ($0.58 per share) (1)	—	—	(4,870)	—	(4,870)
Balance December 31, 2016	$8,369	$81,000	$38,979	$(3,999)	$124,349
Net income	—	—	11,751	—	11,751
Common stock issued in acquisition, 437,751 shares (1)	438	11,268	(1,056)	—	10,650
Other comprehensive income	—	—	—	2,443	2,443
Cash dividends on common stock ($0.60 per share) (1)	—	—	(5,210)	—	(5,210)
Balance December 31, 2017	$8,807	$92,268	$44,464	$(1,556)	$143,983
Reclassification of stranded tax effects in accumulated other comprehensive income (2)	—	—	306	(306)	—
Net income	—	—	14,213	—	14,213
Other comprehensive income (loss)	—	—	—	(5,276)	(5,276)
Cash dividends on common stock ($0.64 per share)	—	—	(5,636)	—	(5,636)
Balance December 31, 2018	$8,807	$92,268	$53,347	$(7,138)	$147,284

See Notes to Consolidated Financial Statements

(1) All share and per share amounts reflect the ten percent stock dividend paid December 14, 2017 to shareholders of record as of December 8, 2017.
(2) See Note 2 - Recent Accounting Pronouncements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2018	2017	2016
Cash Flows From Operating Activities:
Net income	$14,213	$11,751	$14,093
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,354	3,822	3,705
Depreciation and amortization	3,289	2,444	2,190
Amortization/Accretion of investments	1,445	1,788	2,239
Loss (gain) on sale/call of securities	1,830	(1,397)	(3,799)
Other than temporary impairment charge on securities	—	—	60
Gain on sale of assets	(301)	(361)	(76)
Repossessed asset write downs, gain and losses on dispositions	(47)	103	243
FHLB stock dividends	(42)	(23)	(6)
Net decrease in loans held for sale	964	347	—
Change in other assets and liabilities, net	4,184	(6,199)	3,563
Net Cash Provided by Operating Activities	26,889	12,275	22,212

Cash Flows From Investing Activities:
Proceeds from maturities, calls and sales of certificates of deposit	—	—	1,001
Proceeds from maturities and calls of HTM securities	11,197	11,703	85,875
Proceeds from maturities, calls and sales of AFS securities	384,549	542,894	1,000,905
Funds invested in HTM securities	—	(30,530)	(18,563)
Funds Invested in AFS securities	(309,346)	(517,185)	(1,024,632)
Funds invested in Federal Home Loan Bank stock	—	—	(875)
Net increase in loans	(76,354)	(80,816)	(109,467)
Purchases of premises and equipment	(3,787)	(6,814)	(4,109)
Proceeds from sales of premises and equipment	46	51	983
Proceeds from sales of other real estate owned	484	608	1,098
Cash paid in excess of cash received in acquisition	—	(2,907)	—
Net Cash Provided By (Used In) Investing Activities	6,789	(82,996)	(67,784)

Cash Flows From Financing Activities:
Net increase in deposits	80,336	95,879	30,311
Net (decrease) increase in federal funds purchased and short-term borrowings	(15,500)	(700)	4,700
Proceeds from long-term borrowings, net of costs	—	3,750	—
Repayment of long-term borrowings	(2,941)	(3,081)	(3,730)
Dividends paid	(5,636)	(5,210)	(4,870)
Net Cash Provided By Financing Activities	56,259	90,638	26,411

Net Increase (Decrease In) Cash and Cash Equivalents	89,937	19,917	(19,161)
Cash and Cash Equivalents at the Beginning of the Period	38,028	18,111	37,272
Cash and Cash Equivalents at the End of the Period	$127,965	$38,028	$18,111

Noncash Activities:
Acquisition of real estate in settlement of loans	$297	$1,374	$123
Common stock issued in acquisition	$—	$10,650	$—

Cash Paid During the Period:
Interest on deposits and borrowed funds	$19,902	$13,836	$9,916
Income taxes	$2,400	$10,700	$3,000

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Summary of Significant Accounting Policies

Business

First Guaranty Bancshares, Inc. ("First Guaranty") is a Louisiana corporation headquartered in Hammond, LA. First Guaranty owns all of the outstanding shares of common stock of First Guaranty Bank. First Guaranty Bank (the "Bank") is a Louisiana state-chartered commercial bank that provides a diversified range of financial services to consumers and businesses in the communities in which it operates. These services include consumer and commercial lending, mortgage loan origination, the issuance of credit cards and retail banking services. The Bank also maintains an investment portfolio comprised of government, government agency, corporate, and municipal securities. The Bank has twenty-seven banking offices, including one drive-up banking facility, and thirty-six automated teller machines (ATMs) in Southeast Louisiana, Southwest Louisiana, North Louisiana and North Central Texas.

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

Accrual of interest is discontinued on a loan when Management believes, after considering economic and business conditions and collection efforts, the borrower's financial condition is such that reasonable doubt exists as to the full and timely collection of principal and interest. This evaluation is made for all loans that are 90 days or more contractually past due. When a loan is placed in nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of interest and principal is probable. Loans are returned to accrual status when, in the judgment of Management, all principal and interest amounts contractually due are reasonably assured to be collected within a reasonable time frame and when the borrower has demonstrated payment performance of cash or cash equivalents; generally for a period of 6 months months. All loans, except mortgage loans, are considered past due if they are past due 30 days. Mortgage loans are considered past due when two consecutive payments have been missed. Loans that are past due 90-120 days and deemed uncollectible are charged-off. The loan charge off is a reduction of the allowance for loan losses.

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

First Guaranty's policy is to evaluate TDRs that have subsequently been restructured and returned to market terms after 6 months of performance. The evaluation includes a review of the loan file and analysis of the credit to assess the loan terms, including interest rate to insure such terms are consistent with market terms. The loan terms are compared to a sampling of loans with similar terms and risk characteristics, including loans originated by First Guaranty and loans lost to a competitor. The sample provides a guide to determine market terms pursuant to ASC 310-40-50-2. The loan is also evaluated at that time for impairment. A loan determined to be restructured to market terms and not considered impaired will no longer be disclosed as a TDR in the years following the restructuring. These loans will continue to be individually evaluated for impairment. A loan determined to either be restructured to below market terms or to be impaired will remain a TDR.

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

Identifiable intangible assets are acquired assets that lack physical substance but can be distinguished from goodwill because of contractual or legal rights or because the assets are capable of being sold or exchanged either on their own or in combination with the related contract, asset or liability. First Guaranty's intangible assets primarily relate to core deposits and loan servicing assets related to the SBA portfolio. These core deposit intangibles are amortized on a straight-line basis over terms ranging from seven to fifteen years. Management periodically evaluates whether events or circumstances have occurred that impair this deposit intangible.

Premises and equipment

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the respective assets as follows:

Buildings and improvements 10-40 years
Equipment, fixtures and automobiles 3-10 years

Expenditures for renewals and betterments are capitalized and depreciated over their estimated useful lives. Repairs, maintenance and minor improvements are charged to operating expense as incurred. Gains or losses on disposition, if any, are recorded as a separate line item in noninterest income on the Statements of Income .

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

Reclassifications

Certain reclassifications have been made to prior year end financial statements in order to conform to the classification adopted for reporting in 2018.

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

Note 4. Cash and Due from Banks

Certain reserves are required to be maintained at the Federal Reserve Bank. There was no reserve requirement as of December 31, 2018 and 2017. At December 31, 2018 First Guaranty had only one account at correspondent banks, excluding the Federal Reserve Bank, that exceeded the FDIC insurable limit of $250,000. This account was over the insurable limit by $127,000. At December 31, 2017 First Guaranty had only one account at correspondent banks, excluding the Federal Reserve Bank, that exceeded the FDIC insurable limit of $250,000. This account was over the insurable limit by $630,000.

Note 5. Securities

A summary comparison of securities by type at December 31, 2018 and 2017 is shown below.

	December 31, 2018				December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasuries	$—	$—	$—	$—	$19,490	$—	$(4)	$19,486
U.S. Government Agencies	146,911	—	(5,522)	141,389	200,052	—	(4,069)	195,983
Corporate debt securities	76,310	72	(3,504)	72,878	91,770	661	(946)	91,485
Mutual funds or other equity securities	483	—	—	483	500	—	(7)	493
Municipal bonds	32,956	1,120	(175)	33,901	37,210	2,434	(75)	39,569
Collateralized mortgage obligations	918	—	(14)	904	1,191	—	(6)	1,185
Mortgage-backed securities	48,434	—	(1,012)	47,422	33,680	—	(346)	33,334
Total available for sale securities	$306,012	$1,192	$(10,227)	$296,977	$383,893	$3,095	$(5,453)	$381,535

Held to maturity:
U.S. Government Agencies	$28,172	$—	$(1,081)	$27,091	$28,169	$—	$(670)	$27,499
Municipal bonds	5,227	—	(101)	5,126	5,322	15	(12)	5,325
Mortgage-backed securities	74,927	—	(2,304)	72,623	86,630	6	(903)	85,733
Total held to maturity securities	$108,326	$—	$(3,486)	$104,840	$120,121	$21	$(1,585)	$118,557

The scheduled maturities of securities at December 31, 2018, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to call or prepayments. Mortgage-backed securities are not due at a single maturity because of amortization and potential prepayment of the underlying mortgages. For this reason they are presented separately in the maturity table below.

	December 31, 2018
(in thousands)	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$3,035	$3,048
Due after one year through five years	55,844	54,601
Due after five years through 10 years	180,855	174,307
Over 10 years	16,926	16,695
Subtotal	256,660	248,651
Collateralized mortgage obligations	918	904
Mortgage-backed Securities	48,434	47,422
Total available for sale securities	$306,012	$296,977

Held to maturity:
Due in one year or less	$—	$—
Due after one year through five years	7,248	7,074
Due after five years through 10 years	17,339	16,545
Over 10 years	8,812	8,598
Subtotal	33,399	32,217
Mortgage-backed Securities	74,927	72,623
Total held to maturity securities	$108,326	$104,840

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at December 31, 2018.

	December 31, 2018
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	—	$—	$—	—	$—	$—	—	$—	$—
U.S. Government Agencies	1	4,227	(273)	50	137,162	(5,249)	51	141,389	(5,522)
Corporate debt securities	37	9,560	(252)	183	58,877	(3,252)	220	68,437	(3,504)
Mutual funds or other equity securities	—	—	—	—	—	—	—	—	—
Municipal bonds	1	115	—	19	8,436	(175)	20	8,551	(175)
Collateralized mortgage obligations	—	—	—	5	904	(14)	5	904	(14)
Mortgage-backed securities	16	19,453	(73)	38	27,969	(939)	54	47,422	(1,012)
Total available for sale securities	55	$33,355	$(598)	295	$233,348	$(9,629)	350	$266,703	$(10,227)

Held to maturity:
U.S. Government Agencies	—	$—	$—	14	$27,091	$(1,081)	14	$27,091	$(1,081)
Municipal bonds	—	—	—	9	5,126	(101)	9	5,126	(101)
Mortgage-backed securities	—	—	—	56	72,623	(2,304)	56	72,623	(2,304)
Total held to maturity securities	—	$—	$—	79	$104,840	$(3,486)	79	$104,840	$(3,486)

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at December 31, 2017.

	December 31, 2017
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	6	$19,486	$(4)	—	$—	$—	6	$19,486	$(4)
U.S. Government Agencies	30	62,991	(519)	36	132,992	(3,550)	66	195,983	(4,069)
Corporate debt securities	56	19,050	(240)	70	22,818	(706)	126	41,868	(946)
Mutual funds or other equity securities	1	493	(7)	—	—	—	1	493	(7)
Municipal bonds	9	4,431	(36)	1	1,079	(39)	10	5,510	(75)
Collateralized mortgage obligations	4	936	(6)	—	—	—	4	936	(6)
Mortgage-backed securities	26	14,737	(73)	11	18,313	(273)	37	33,050	(346)
Total available for sale securities	132	$122,124	$(885)	118	$175,202	$(4,568)	250	$297,326	$(5,453)

Held to maturity:
U.S. Government Agencies	4	$9,925	$(75)	10	$17,574	$(595)	14	$27,499	$(670)
Municipal bonds	6	3,191	(12)	—	—	—	6	3,191	(12)
Mortgage-backed securities	35	54,186	(515)	17	26,852	(388)	52	81,038	(903)
Total held to maturity securities	45	$67,302	$(602)	27	$44,426	$(983)	72	$111,728	$(1,585)

As of December 31, 2018, 429 of First Guaranty's debt securities had unrealized losses totaling 3.6% of the individual securities' amortized cost basis and 3.3% of First Guaranty's total amortized cost basis of the investment securities portfolio. 374 of the 429 securities had been in a continuous loss position for over 12 months at such date. The 374 securities had an aggregate amortized cost basis of $351.3 million and an unrealized loss of $13.1 million at December 31, 2018. Management has the intent and ability to hold these debt securities until maturity or until anticipated recovery.

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

Corporate debt securities in a loss position consist primarily of corporate bonds issued by businesses in the financial, insurance, utility, manufacturing, industrial, consumer products and oil and gas industries. One issuer has other-than-temporary impairment losses at December 31, 2018. First Guaranty believes that the remaining issuer will be able to fulfill the obligations of these securities based on evaluations described above. First Guaranty has the ability and intent to hold these securities until they recover, which could be at their maturity dates.

During the years ended December 31, 2018, 2017, and 2016, First Guaranty recorded OTTI losses on available for sale securities as follows:

(in thousands)	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Total OTTI charge realized and unrealized	$—	$—	$66
OTTI recognized in other comprehensive income (non-credit component)	—	—	6
Net impairment losses recognized in earnings (credit component)	$—	$—	$60

There were $0, $0, and $0.1 million other-than-temporary impairment losses recognized on securities in 2018, 2017 and 2016, respectively.

The following table presents a roll-forward of the amount of credit losses on debt securities held by First Guaranty for which a portion of OTTI was recognized in other comprehensive income for the year ended December 31, 2018, 2017, and 2016:

(in thousands)	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Beginning balance of credit losses at beginning of year	$60	$60	$175
Other-than-temporary impairment credit losses on securities not previously OTTI	—	—	60
Increases for additional credit losses on securities previously determined to be OTTI	—	—	—
Reduction for increases in cash flows	—	—	—
Reduction due to credit impaired securities sold or fully settled	—	—	(175)
Ending balance of cumulative credit losses recognized in earnings at end of year	$60	$60	$60

In 2018 there were no other-than-temporary impairment credit losses on securities for which First Guaranty had previously recognized OTTI. For securities that have indications of credit related impairment, management analyzes future expected cash flows to determine if any credit related impairment is evident. Estimated cash flows are determined using management's best estimate of future cash flows based on specific assumptions. The assumptions used to determine the cash flows were based on estimates of loss severity and credit default probabilities. Management reviews reports from credit rating agencies and public filings of issuers.

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

Non-credit related other-than-temporary impairment losses recognized in other comprehensive income totaled zero in 2018, zero in 2017, and $6,000 in 2016. The impairment losses in 2016 were related to one available for sale corporate bond security, described above, which had original amortized cost of $0.1 million.

At December 31, 2018 and 2017 the carrying value of pledged securities totaled $289.7 million and $412.2 million, respectively.

Gross realized gains on sales of securities were $0.1 million, $1.4 million and $3.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. Gross realized losses were $1.9 million, $0.1 million and $53,000 for the years ended December 31, 2018, 2017 and 2016. The tax applicable to these transactions amounted to $(0.4) million, $0.5 million, and $1.3 million for 2018, 2017 and 2016, respectively. Proceeds from sales of securities classified as available for sale amounted to $114.5 million, $148.0 million and $191.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Net unrealized losses on available for sale securities included in accumulated other comprehensive income (loss) ("AOCI"), net of applicable income taxes, totaled $7.1 million at December 31, 2018. At December 31, 2017 net unrealized losses included in AOCI, net of applicable income taxes, totaled $1.6 million. During 2018 and 2017 net gains, net of tax, reclassified out of AOCI into earnings totaled $0.1 million and $0.9 million, respectively.

At December 31, 2018, First Guaranty's exposure to investment securities issuers that exceeded 10% of shareholders' equity as follows:

	December 31, 2018
(in thousands)	Amortized Cost	Fair Value
Federal Home Loan Bank (FHLB)	42,398	40,882
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	47,577	46,399
Federal National Mortgage Association (Fannie Mae-FNMA)	94,193	90,973
Federal Farm Credit Bank (FFCB)	114,276	110,271
Total	$298,444	$288,525

Note 6. Loans

The following table summarizes the components of First Guaranty's loan portfolio as of December 31, 2018 and December 31, 2017:

	December 31, 2018		December 31, 2017
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$124,644	10.1%	$112,603	9.8%
Farmland	18,401	1.5%	25,691	2.2%
1- 4 Family	172,760	14.1%	158,733	13.8%
Multifamily	42,918	3.5%	16,840	1.4%
Non-farm non-residential	586,263	47.7%	530,293	46.1%
Total Real Estate	944,986	76.9%	844,160	73.3%
Non-Real Estate:
Agricultural	23,108	1.9%	21,514	1.9%
Commercial and industrial	200,877	16.4%	230,638	20.0%
Consumer and other	59,443	4.8%	55,185	4.8%
Total Non-Real Estate	283,428	23.1%	307,337	26.7%
Total Loans Before Unearned Income	1,228,414	100.0%	1,151,497	100.0%
Unearned income	(3,146)		(2,483)
Total Loans Net of Unearned Income	$1,225,268		$1,149,014

The following table summarizes fixed and floating rate loans by contractual maturity, excluding nonaccrual loans, as of December 31, 2018 and December 31, 2017 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	December 31, 2018			December 31, 2017
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$108,160	$80,895	$189,055	$89,383	$75,361	$164,744
One to five years	393,344	287,737	681,081	390,333	251,135	641,468
Five to 15 years	118,715	86,779	205,494	124,215	70,273	194,488
Over 15 years	85,611	58,430	144,041	70,366	67,881	138,247
Subtotal	$705,830	$513,841	1,219,671	$674,297	$464,650	1,138,947
Nonaccrual loans			8,743			12,550
Total Loans Before Unearned Income			1,228,414			1,151,497
Unearned income			(3,146)			(2,483)
Total Loans Net of Unearned Income			$1,225,268			$1,149,014

As of December 31, 2018, $27.7 million of floating rate loans were at their interest rate floor. At December 31, 2017, $95.4 million of floating rate loans were at their interest rate floor. Nonaccrual loans have been excluded from these totals.

The following tables present the age analysis of past due loans at December 31, 2018 and December 31, 2017:

	As of December 31, 2018
(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$936	$311	$1,247	$123,397	$124,644	$—
Farmland	—	1,293	1,293	17,108	18,401	—
1- 4 family	4,333	2,272	6,605	166,155	172,760	26
Multifamily	648	—	648	42,270	42,918	—
Non-farm non-residential	4,897	864	5,761	580,502	586,263	—
Total Real Estate	10,814	4,740	15,554	929,432	944,986	26
Non-Real Estate:
Agricultural	528	3,651	4,179	18,929	23,108	—
Commercial and industrial	742	370	1,112	199,765	200,877	53
Consumer and other	537	127	664	58,779	59,443	66
Total Non-Real Estate	1,807	4,148	5,955	277,473	283,428	119
Total Loans Before Unearned Income	$12,621	$8,888	$21,509	$1,206,905	1,228,414	$145
Unearned income					(3,146)
Total Loans Net of Unearned Income					$1,225,268

	As of December 31, 2017
(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$95	$371	$466	$112,137	$112,603	$—
Farmland	175	65	240	25,451	25,691	—
1- 4 family	1,481	1,953	3,434	155,299	158,733	—
Multifamily	—	—	—	16,840	16,840	—
Non-farm non-residential	1,006	3,758	4,764	525,529	530,293	—
Total Real Estate	2,757	6,147	8,904	835,256	844,160	—
Non-Real Estate:
Agricultural	239	1,537	1,776	19,738	21,514	41
Commercial and industrial	630	5,624	6,254	224,384	230,638	798
Consumer and other	463	81	544	54,641	55,185	—
Total Non-Real Estate	1,332	7,242	8,574	298,763	307,337	839
Total Loans Before Unearned Income	$4,089	$13,389	$17,478	$1,134,019	1,151,497	$839
Unearned income					(2,483)
Total Loans Net of Unearned Income					$1,149,014

The tables above include $8.7 million and $12.6 million of nonaccrual loans for December 31, 2018 and 2017, respectively. See the tables below for more detail on nonaccrual loans.

The following is a summary of nonaccrual loans by class at the dates indicated:

	As of December 31,
(in thousands)	2018	2017
Real Estate:
Construction & land development	$311	$371
Farmland	1,293	65
1- 4 family	2,246	1,953
Multifamily	—	—
Non-farm non-residential	864	3,758
Total Real Estate	4,714	6,147
Non-Real Estate:
Agricultural	3,651	1,496
Commercial and industrial	317	4,826
Consumer and other	61	81
Total Non-Real Estate	4,029	6,403
Total Nonaccrual Loans	$8,743	$12,550

The following table identifies the credit exposure of the loan portfolio, including loans acquired with deteriorated credit quality, by specific credit ratings as of the dates indicated:

	As of December 31, 2018					As of December 31, 2017
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Construction & land development	$116,062	$5,698	$2,884	$—	$124,644	$108,291	$125	$4,187	$—	$112,603
Farmland	13,151	3,888	1,362	—	18,401	25,030	569	92	—	25,691
1- 4 family	160,581	2,815	9,364	—	172,760	149,428	1,856	7,449	—	158,733
Multifamily	35,554	—	7,364	—	42,918	9,366	639	6,835	—	16,840
Non-farm non-residential	564,993	2,888	17,859	523	586,263	511,239	2,490	16,564	—	530,293
Total Real Estate	890,341	15,289	38,833	523	944,986	803,354	5,679	35,127	—	844,160
Non-Real Estate:
Agricultural	19,050	43	4,015	—	23,108	19,050	995	1,469	—	21,514
Commercial and industrial	186,176	10,930	3,771	—	200,877	201,962	19,187	4,929	4,560	230,638
Consumer and other	59,119	151	173	—	59,443	48,225	68	6,892	—	55,185
Total Non-Real Estate	264,345	11,124	7,959	—	283,428	269,237	20,250	13,290	4,560	307,337
Total Loans Before Unearned Income	$1,154,686	$26,413	$46,792	$523	1,228,414	$1,072,591	$25,929	$48,417	$4,560	1,151,497
Unearned income					(3,146)					(2,483)
Total Loans Net of Unearned Income					$1,225,268					$1,149,014

Purchased Impaired Loans

As part of the acquisition of Premier Bancshares, Inc. on June 16, 2017, First Guaranty purchased credit impaired loans for which there was, at acquisition, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows at December 31, 2018 and 2017.

(in thousands)	As of December 31, 2018	As of December 31, 2017
Real Estate:
Construction & land development	$—	$1,135
Farmland	1	8
1- 4 family	48	50
Multifamily	—	—
Non-farm non-residential	2,301	2,148
Total Real Estate	2,350	3,341
Non-Real Estate:
Agricultural	—	—
Commercial and industrial	909	1,017
Consumer and other	—	—
Total Non-Real Estate	909	1,017
Total	$3,259	$4,358

For those purchased loans disclosed above, there was no allowance for loan losses at December 31, 2018 or December 31, 2017.

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

The accretable yield, or income expected to be collected, on the purchased loans above is as follows for the years ended December 31, 2018 and 2017.

(in thousands)	Year Ended December 31, 2018	Year Ended December 31, 2017
Balance, beginning of period	$1,031	$—
Acquisition accretable yield	—	1,195
Accretion	(418)	(164)
Net transfers from nonaccretable difference to accretable yield	—	—
Balance, end of period	$613	$1,031

Note 7. Allowance for Loan Losses

A summary of changes in the allowance for loan losses, by loan type, for the years ended December 31, 2018, 2017 and 2016 are as follows:

	As of December 31,
	2018					2017
(in thousands)	Beginning Allowance (12/31/17)	Charge-offs	Recoveries	Provision	Ending Allowance (12/31/18)	Beginning Allowance (12/31/16)	Charge-offs	Recoveries	Provision	Ending Allowance (12/31/17)
Real Estate:
Construction & land development	$628	$—	$3	$(50)	$581	$1,232	$—	$43	$(647)	$628
Farmland	5	—	—	36	41	19	—	—	(14)	5
1- 4 family	1,078	(99)	90	(158)	911	1,204	(33)	92	(185)	1,078
Multifamily	994	—	20	304	1,318	591	—	40	363	994
Non-farm non-residential	2,811	(404)	89	2,275	4,771	3,451	(1,291)	85	566	2,811
Total Real Estate	5,516	(503)	202	2,407	7,622	6,497	(1,324)	260	83	5,516
Non-Real Estate:
Agricultural	187	(300)	26	426	339	74	(162)	138	137	187
Commercial and industrial	2,377	(179)	1,642	(1,931)	1,909	3,543	(3,629)	30	2,433	2,377
Consumer and other	1,125	(907)	216	457	891	972	(1,247)	223	1,177	1,125
Unallocated	20	—	—	(5)	15	28	—	—	(8)	20
Total Non-Real Estate	3,709	(1,386)	1,884	(1,053)	3,154	4,617	(5,038)	391	3,739	3,709
Total	$9,225	$(1,889)	$2,086	$1,354	$10,776	$11,114	$(6,362)	$651	$3,822	$9,225

	As of December 31,
	2016
(in thousands)	Beginning Allowance (12/31/15)	Charge-offs	Recoveries	Provision	Ending Allowance (12/31/16)
Real Estate:
Construction & land development	$962	$—	$4	$266	$1,232
Farmland	54	—	—	(35)	19
1- 4 family	1,771	(244)	45	(368)	1,204
Multifamily	557	—	401	(367)	591
Non-farm non-residential	3,298	(1,373)	16	1,510	3,451
Total Real Estate	6,642	(1,617)	466	1,006	6,497
Non-Real Estate:
Agricultural	16	(83)	113	28	74
Commercial and industrial	2,527	(579)	146	1,449	3,543
Consumer and other	230	(635)	183	1,194	972
Unallocated	—	—	—	28	28
Total Non-Real Estate	2,773	(1,297)	442	2,699	4,617
Total	$9,415	$(2,914)	$908	$3,705	$11,114

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio. The result is an allocation of the loan loss reserve from one category to another.

A summary of the allowance and loans, including loans acquired with deteriorated credit quality, individually and collectively evaluated for impairment are as follows:

	As of December 31, 2018
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Individually Evaluated for Purchased Credit-Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Individually Evaluated for Purchased Credit-Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$38	$—	$543	$581	$304	$—	$124,340	$124,644
Farmland	—	—	41	41	552	1	17,848	18,401
1- 4 family	—	—	911	911	631	48	172,081	172,760
Multifamily	—	—	1,318	1,318	—	—	42,918	42,918
Non-farm non-residential	1,152	—	3,619	4,771	4,881	2,301	579,081	586,263
Total Real Estate	1,190	—	6,432	7,622	6,368	2,350	936,268	944,986
Non-Real Estate:
Agricultural	—	—	339	339	2,983	—	20,125	23,108
Commercial and industrial	110	—	1,799	1,909	1,088	909	198,880	200,877
Consumer and other	—	—	891	891	—	—	59,443	59,443
Unallocated	—	—	15	15	—	—	—	—
Total Non-Real Estate	110	—	3,044	3,154	4,071	909	278,448	283,428
Total	$1,300	$—	$9,476	$10,776	$10,439	$3,259	$1,214,716	$1,228,414
Unearned Income								(3,146)
Total Loans Net of Unearned Income								$1,225,268

	As of December 31, 2017
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Individually Evaluated for Purchased Credit-Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Individually Evaluated for Purchased Credit-Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$—	$—	$628	$628	$334	$1,135	$111,134	$112,603
Farmland	—	—	5	5	—	8	25,683	25,691
1- 4 family	—	—	1,078	1,078	—	50	158,683	158,733
Multifamily	—	—	994	994	—	—	16,840	16,840
Non-farm non-residential	236	—	2,575	2,811	8,990	2,148	519,155	530,293
Total Real Estate	236	—	5,280	5,516	9,324	3,341	831,495	844,160
Non-Real Estate:
Agricultural	66	—	121	187	861	—	20,653	21,514
Commercial and industrial	565	—	1,812	2,377	5,731	1,017	223,890	230,638
Consumer and other	—	—	1,125	1,125	—	—	55,185	55,185
Unallocated	—	—	20	20	—	—	—	—
Total Non-Real Estate	631	—	3,078	3,709	6,592	1,017	299,728	307,337
Total	$867	$—	$8,358	$9,225	$15,916	$4,358	$1,131,223	$1,151,497
Unearned Income								(2,483)
Total Loans Net of Unearned Income								$1,149,014

As of December 31, 2018, 2017 and 2016, First Guaranty had loans totaling $8.7 million, $12.6 million and $21.7 million, respectively, not accruing interest. As of December 31, 2018, 2017 and 2016, First Guaranty had loans past due 90 days or more and still accruing interest totaling $0.1 million, $0.8 million and $0.2 million, respectively. The average outstanding balance of nonaccrual loans in 2018 was $8.9 million compared to $17.3 million in 2017 and $22.5 million in 2016.

As of December 31, 2018, First Guaranty has no outstanding commitments to advance additional funds in connection with impaired loans.

The following is a summary of impaired loans, excluding loans acquired with deteriorated credit quality, by class at December 31, 2018:

	As of December 31, 2018
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
1- 4 family	631	631	—	626	13	—
Multifamily	—	—	—	—	—	—
Non-farm non-residential	523	523	—	536	33	34
Total Real Estate	1,154	1,154	—	1,162	46	34
Non-Real Estate:
Agricultural	3,535	3,613	—	3,583	173	272
Commercial and industrial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total Non-Real Estate	3,535	3,613	—	3,583	173	272
Total Impaired Loans with no related allowance	4,689	4,767	—	4,745	219	306

Impaired Loans with an allowance recorded:
Real estate:
Construction & land development	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
1- 4 family	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Non-farm non-residential	3,070	3,070	1,150	3,104	139	139
Total Real Estate	3,070	3,070	1,150	3,104	139	139
Non-Real Estate:
Agricultural	—	—	—	—	—	—
Commercial and industrial	1,088	1,088	110	1,115	55	64
Consumer and other	—	—	—	—	—	—
Total Non-Real Estate	1,088	1,088	110	1,115	55	64
Total Impaired Loans with an allowance recorded	4,158	4,158	1,260	4,219	194	203

Total Impaired Loans	$8,847	$8,925	$1,260	$8,964	$413	$509

The following is a summary of impaired loans, excluding loans acquired with deteriorated credit quality, by class at December 31, 2017:

	As of December 31, 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
1- 4 family	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Non-farm non-residential	5,771	5,771	—	5,933	248	279
Total Real Estate	5,771	5,771	—	5,933	248	279
Non-Real Estate:
Agricultural	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total Non-Real Estate	—	—	—	—	—	—
Total Impaired Loans with no related allowance	5,771	5,771	—	5,933	248	279

Impaired Loans with an allowance recorded:
Real estate:
Construction & land development	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
1- 4 family	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Non-farm non-residential	3,219	3,570	236	3,555	183	127
Total Real Estate	3,219	3,570	236	3,555	183	127
Non-Real Estate:
Agricultural	861	920	66	1,117	70	17
Commercial and industrial	5,731	9,062	565	8,121	65	84
Consumer and other	—	—	—	—	—	—
Total Non-Real Estate	6,592	9,982	631	9,238	135	101
Total Impaired Loans with an allowance recorded	9,811	13,552	867	12,793	318	228

Total Impaired Loans	$15,582	$19,323	$867	$18,726	$566	$507

Troubled Debt Restructurings

A Troubled Debt Restructuring ("TDR") is considered such if the lender for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. The modifications to First Guaranty's TDRs were concessions on either the interest rate charged or the amortization. The effect of the modifications to First Guaranty was a reduction in interest income. These loans have an allocated reserve in First Guaranty's allowance for loan losses. First Guaranty has not restructured any loans that are considered TDRs in the years ended December 31, 2018 and 2017 .

The following table is an age analysis of TDRs as of December 31, 2018 and December 31, 2017:

	December 31, 2018				December 31, 2017
	Accruing Loans				Accruing Loans
(in thousands)	Current	30-89 Days Past Due	Nonaccrual	Total TDRs	Current	30-89 Days Past Due	Nonaccrual	Total TDRs
Real Estate:
Construction & land development	$—	$—	$304	$304	$—	$—	$334	$334
Farmland	—	—	—	—	—	—	—	—
1- 4 family	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Non-farm non-residential	1,288	—	—	1,288	2,138	—	—	2,138
Total Real Estate	1,288	—	304	1,592	2,138	—	334	2,472
Non-Real Estate:
Agricultural	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
Total Non-Real Estate	—	—	—	—	—	—	—	—
Total	$1,288	$—	$304	$1,592	$2,138	$—	$334	$2,472

The following table discloses TDR activity for the twelve months ended December 31, 2018.

	Trouble Debt Restructured Loans Activity Twelve Months Ended December 31, 2018
(in thousands)	Beginning balance (December 31, 2017)	New TDRs	Charge-offs post-modification	Transferred to ORE	Paydowns	Construction to permanent financing	Restructured to market terms	Other adjustments	Ending balance (December 31, 2018)
Real Estate:
Construction & land development	$334	$—	$—	$—	$(30)	$—	$—	$—	$304
Farmland	—	—	—	—	—	—	—	—	—
1- 4 family	—	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—	—
Non-farm non-residential	2,138	—	—	—	(850)	—	—	—	1,288
Total Real Estate	2,472	—	—	—	(880)	—	—	—	1,592
Non-Real Estate:
Agricultural	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—	—
Total Non-Real Estate	—	—	—	—	—	—	—	—	—
Total Impaired Loans with no related allowance	$2,472	$—	$—	$—	$(880)	$—	$—	$—	$1,592

There were no commitments to lend additional funds to debtors whose terms have been modified in a troubled debt restructuring at December 31, 2018.

Note 8. Premises and Equipment

The components of premises and equipment at December 31, 2018 and 2017 are as follows:

(in thousands)	December 31, 2018	December 31, 2017
Land	$12,875	$12,875
Bank premises	33,457	32,687
Furniture and equipment	25,453	24,305
Construction in progress	2,046	382
Acquired value	73,831	70,249
Less: accumulated depreciation	34,136	32,229
Net book value	$39,695	$38,020

Depreciation expense amounted to $2.1 million, $1.8 million and $1.7 million for 2018, 2017 and 2016, respectively. Interest cost capitalized as a construction cost was $54,000 for 2018 and $0 for 2017.

Note 9. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to impairment testing. Other intangible assets continue to be amortized over their useful lives. Goodwill represents the purchase price over the fair value of net assets acquired from the Homestead Bancorp in 2007 and Premier Bancshares, Inc. in 2017. No impairment charges have been recognized since acquisition. Goodwill totaled $3.5 million at December 31, 2018 and 2017, respectively.

The following table summarizes intangible assets subject to amortization.

	December 31, 2018			December 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$12,053	$9,349	$2,704	$12,053	$8,804	$3,249
Loan servicing assets	1,441	617	824	1,373	198	1,175
Total	$13,494	$9,966	$3,528	$13,426	$9,002	$4,424

The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions. The weighted-average amortization period remaining for the core deposit intangibles is 9.5 years.

Amortization expense relating to purchase accounting intangibles totaled $0.5 million, $0.4 million, and $0.3 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Amortization expense of the core deposit intangible assets for the next five years is as follows:

For the Years Ended	Estimated Amortization Expense (in thousands)
December 31, 2019	$361
December 31, 2020	$361
December 31, 2021	$293
December 31, 2022	$225
December 31, 2023	$225

Note 10. Other Real Estate

Other real estate owned consists of the following at the dates indicated:

(in thousands)	December 31, 2018	December 31, 2017
Real Estate Owned Acquired by Foreclosure:
Residential	$120	$23
Construction & land development	241	304
Non-farm non-residential	777	954
Total Other Real Estate Owned and Foreclosed Property	$1,138	$1,281

Note 11. Deposits

A schedule of maturities of all time deposits are as follows:

(in thousands)	December 31, 2018
2019	$417,005
2020	106,655
2021	28,268
2022	45,355
2023 and thereafter	83,506
Total	$680,789

The table above includes, for December 31, 2018, brokered deposits totaling $37.4 million. The aggregate amount of jumbo time deposits, each with a minimum denomination of $250,000 totaled $301.8 million and $266.2 million at December 31, 2018 and 2017, respectively.

Note 12. Borrowings

Short-term borrowings are summarized as follows:

(in thousands)	December 31, 2018	December 31, 2017
Federal Home Loan Bank advances	$—	$15,500
Line of credit	—	—
Total short-term borrowings	$—	$15,500

First Guaranty maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. First Guaranty had no short-term borrowings outstanding at December 31, 2018 compared to $15.5 million outstanding at December 31, 2017. First Guaranty has an available line of credit of $6.5 million, with no outstanding balance at December 31, 2018.

Available lines of credit totaled $216.4 million at December 31, 2018 and $150.8 million at December 31, 2017.

The following schedule provides certain information about First Guaranty's short-term borrowings for the periods indicated:

	December 31,
(in thousands except for %)	2018	2017	2016
Outstanding at year end	$—	$15,500	$6,500
Maximum month-end outstanding	$37,000	$28,000	$25,000
Average daily outstanding	$7,119	$5,833	$8,775
Weighted average rate during the year	2.21%	1.06%	0.85%
Weighted average rate at year end	—%	1.51%	0.65%

Long-term debt is summarized as follows:

Senior long-term debt with a commercial bank, priced at floating 3-month LIBOR plus 250 basis points (4.92%), totaled $19.8 million at December 31, 2018 and $22.8 million at December 31, 2017. First Guaranty pays $735,294 principal plus interest quarterly. This loan was originated in December 2015 and has a contractual maturity date of December 22, 2020. This long-term debt is secured by a pledge of 85% (4,823,899 shares) of First Guaranty's interest in First Guaranty Bank (a wholly owned subsidiary). First Guaranty modified its existing senior long-term debt in the second quarter of 2017. The modification increased the principal balance to $25.0 million with new net proceeds of $3.8 million. The existing amortization terms and rates remained the same. The $3.8 million in additional proceeds were contributed to First Guaranty Bank for future growth.

Junior subordinated debt, priced at Wall Street Journal Prime plus 75 basis points (4.00%), totaled $14.7 million at December 31, 2018 and December 31, 2017.  First Guaranty pays interest semi-annually for the Fixed Interest Rate Period and quarterly for the Floating Interest Rate Period. The Note is unsecured and ranks junior in right of payment to any senior indebtedness and obligations to general and secured creditors. The Note was originated in December 2015 and is scheduled to mature on December 21, 2025. Subject to limited exceptions, First Guaranty cannot repay the Note until after December 21, 2020. The Note qualifies for treatment as Tier 2 capital for regulatory capital purposes.

First Guaranty maintains a revolving line of credit for $6.5 million with an availability of $6.5 million at December 31, 2018. This line of credit is secured by a pledge of 13.2% (735,745 shares) of First Guaranty's interest in First Guaranty Bank (a wholly owned subsidiary) and is priced at 5.50%.

At December 31, 2018, letters of credit issued by the FHLB totaling $344.3 million were outstanding and carried as off-balance sheet items, all of which expire in 2019. At December 31, 2017, letters of credit issued by the FHLB totaling $294.2 million were outstanding and carried as off-balance sheet items, all of which expired in 2018. The letters of credit are solely used for pledging towards public fund deposits. The FHLB has a blanket lien on substantially all of the loans in First Guaranty's portfolio which is used to secure borrowing availability from the FHLB. First Guaranty has obtained a subordination agreement from the FHLB on First Guaranty's farmland, agricultural, and commercial and industrial loans. These loans are available to be pledged for additional reserve liquidity.

As of December 31, 2018 obligations on senior long-term debt and junior subordinated debentures totaled $34.5 million. The scheduled maturities are as follows:

(in thousands)	Senior Long-term Debt	Junior Subordinated Debentures
2019	$2,941	$—
2020	16,912	—
2021	—	—
2022	—	—
2023	—	—
2024 and thereafter	—	15,000
Subtotal	$19,853	$15,000
Debt issuance costs	(15)	(300)
Total	$19,838	$14,700

Note 13. Capital Requirements

First Guaranty Bank is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on First Guaranty's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2018 and 2017, that the Bank met all capital adequacy requirements.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. For 2018, the capital conservation buffer will be 1.875% of risk-weighted assets. First Guaranty Bank's capital conservation buffer was 4.97% at December 31, 2018.

As of December 31, 2018, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that Management believes have changed the Bank's category. First Guaranty Bank's actual capital amounts and ratios as of December 31, 2018 and 2017 are presented in the following table.

	Actual		Minimum Capital Requirements		Minimum to be Well Capitalized Under Action Provisions
(in thousands except for %)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Total Risk-based Capital:
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$181,618	12.97%	$112,055	8.00%	$140,069	10.00%
Tier 1 Capital:
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$170,842	12.20%	$84,041	6.00%	$112,055	8.00%
Tier 1 Leverage Capital:
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$170,842	9.79%	$69,822	4.00%	$87,277	5.00%
Common Equity Tier One Capital:
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A
Bank	$170,842	12.20%	$63,031	4.50%	$91,045	6.50%
December 31, 2017
Total Risk-based Capital:
Consolidated	$164,545	12.14%	$108,427	8.00%	N/A	N/A
Bank	$176,398	13.07%	$107,961	8.00%	$134,951	10.00%
Tier 1 Capital:
Consolidated	$140,320	10.35%	$81,320	6.00%	N/A	N/A
Bank	$167,173	12.39%	$80,971	6.00%	$107,961	8.00%
Tier 1 Leverage Capital:
Consolidated	$140,320	8.27%	$67,899	4.00%	N/A	N/A
Bank	$167,173	9.88%	$67,709	4.00%	$84,636	5.00%
Common Equity Tier One Capital:
Consolidated	$140,320	10.35%	$60,990	4.50%	N/A	N/A
Bank	$167,173	12.39%	$60,728	4.50%	$87,718	6.50%

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

The Bank is restricted under applicable laws in the payment of dividends to an amount equal to current year earnings plus undistributed earnings for the immediately preceding year, unless prior permission is received from the Commissioner of Financial Institutions for the State of Louisiana. Dividends payable by the Bank in 2019 without permission will be limited to 2019 earnings plus the undistributed earnings of $4.3 million from 2018.

Accordingly, at January 1, 2019, $165.6 million of First Guaranty's equity in the net assets of the Bank was restricted. In addition, dividends paid by the Bank to First Guaranty would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

Note 15. Related Party Transactions

In the normal course of business, First Guaranty and its subsidiary, First Guaranty Bank, have loans, deposits and other transactions with its executive officers, directors, affiliates and certain business organizations and individuals with which such persons are associated. These transactions are completed with terms no less favorable than current market rates. An analysis of the activity of loans made to such borrowers during the year ended December 31, 2018 and 2017 follows:

	December 31,
(in thousands)	2018	2017
Balance, beginning of year	$82,918	$58,279
Net (Decrease) Increase	(19,011)	24,639
Balance, end of year	$63,907	$82,918

Unfunded commitments to First Guaranty and Bank directors and executive officers totaled $8.6 million and $17.5 million at December 31, 2018 and 2017, respectively. At December 31, 2018 First Guaranty and the Bank had deposits from directors and executives totaling $37.8 million. There were no participations in loans purchased from affiliated financial institutions included in First Guaranty's loan portfolio in 2018 or 2017.

During the years ended 2018, 2017 and 2016, First Guaranty paid approximately $0.3 million, $0.4 million and $0.3 million, respectively, for printing services and supplies and office furniture and equipment to Champion Industries, Inc., of which Mr. Marshall T. Reynolds, the Chairman of First Guaranty's Board of Directors, is President, Chief Executive Officer, Chairman of the Board of Directors and a major shareholder of Champion.

On December 21, 2015, First Guaranty issued a $15.0 million subordinated note (the "Note") to Edgar Ray Smith III, a director of First Guaranty. The Note is for a ten-year term (non-callable for first five years) and will bear interest at a fixed annual rate of 4.0% for the first five years of the term and then adjust to a floating rate based on the Prime Rate as reported by the Wall Street Journal plus 75 basis points for the period of time after the fifth year until redemption or maturity. First Guaranty paid interest of $0.6 million in 2018 and 2017 for this note.

During the years ended 2018, 2017 and 2016, First Guaranty paid approximately $0.2 million, $6,000 and $0.1 million, respectively, for the purchase and maintenance of First Guaranty's automobiles to subsidiaries of Hood Automotive Group, of which William K. Hood, a director of First Guaranty, is President.

During the years ended 2018, 2017 and 2016, First Guaranty paid approximately $0.7 million, $0.2 million and $0.3 million, respectively, for architectural services in relation to bank branches to Gasaway Gasaway Bankston Architects, of which bank subsidiary board member Andrew B. Gasaway is part owner.

During the year ended December 31, 2018, First Guaranty paid approximately $0.2 million to Centurion Insurance, an insurance brokerage agency, to bind coverage at market terms for property casualty insurance and health insurance. First Guaranty owns a 50% interest in Centurion and accounts for this investment under the equity method.

Note 16. Employee Benefit Plans

First Guaranty has an employee savings plan to which employees, who meet certain service requirements, may defer 1% to 20% of their base salaries, 6% of which may be matched up to 100%, at its sole discretion. Contributions to the savings plan were $292,000, $240,000 and $191,000 in 2018, 2017 and 2016, respectively. First Guaranty has an Employee Stock Ownership Plan ("ESOP") which was frozen in 2010. No contributions were made to the ESOP for the years 2018, 2017 or 2016. As of December 31, 2018, the ESOP held 15,530 shares. First Guaranty is in the process of terminating the plan.

Note 17. Other Expenses

The following is a summary of the significant components of other noninterest expense:

	December 31,
(in thousands)	2018	2017	2016
Other noninterest expense:
Legal and professional fees	$2,362	$3,049	$2,185
Data processing	1,692	1,608	1,259
ATM Fees	1,214	1,161	1,044
Marketing and public relations	1,329	1,205	878
Taxes - sales, capital and franchise	1,066	970	787
Operating supplies	562	496	471
Software expense and amortization	1,119	923	835
Travel and lodging	978	910	710
Telephone	208	167	177
Amortization of core deposits	545	432	320
Donations	380	322	298
Net costs from other real estate and repossessions	186	306	498
Regulatory assessment	941	726	1,005
Other	2,204	1,628	1,599
Total other noninterest expense	$14,786	$13,903	$12,066

First Guaranty does not capitalize advertising costs. They are expensed as incurred and are included in other noninterest expense on the Consolidated Statements of Income. Advertising expense was $0.9 million, $0.7 million and $0.6 million for 2018, 2017 and 2016, respectively.

Note 18. Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act ("TCJA") was signed into law. The TCJA makes broad and complex changes to the U.S. tax code that affected income tax expense in 2017. The TCJA reduces the U.S. federal corporate income tax rate from 35% to 21% beginning January 1, 2018 and also establishes new tax laws that affect 2018.
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

The following is a summary of the provision for income taxes included in the Consolidated Statements of Income:

	December 31,
(in thousands)	2018	2017	2016
Current	$3,929	$4,638	$8,168
Deferred	(467)	2,761	(1,004)
Total	$3,462	$7,399	$7,164

The difference between income taxes computed by applying the statutory federal income tax rate and the provision for income taxes in the financial statements is reconciled as follows:

	December 31,
(in thousands except for %)	2018	2017	2016
Statutory tax rate	21.0%	35.0%	35.0%
Federal income taxes at statutory rate	$3,712	$6,703	$7,440
Tax exempt municipal income	(166)	(254)	(283)
Other (1)	(84)	950	7
Total	$3,462	$7,399	$7,164

(1) Included in other for the year ended December 31, 2017 is $0.9 million related to the estimated net impact from the remeasurement of deferred tax assets and liabilities as a result of the passage of the Tax Cuts and Jobs Act in December 2017.

Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities, and available tax credit carry forwards. Temporary differences between the financial statement and tax values of assets and liabilities give rise to deferred taxes. The significant components of deferred taxes classified in First Guaranty's Consolidated Balance Sheets at December 31, 2018 and 2017 are as follows:

	December 31,
(in thousands)	2018	2017
Deferred tax assets:
Allowance for loan losses	$2,159	$1,804
Other real estate owned	28	25
Unrealized losses on available for sale securities	1,897	495
Net operating loss	1,374	1,463
Other	456	546
Gross deferred tax assets	5,914	4,333

Deferred tax liabilities:
Depreciation and amortization	(1,537)	(1,688)
Core deposit intangibles	(552)	(662)
Other	(589)	(566)
Gross deferred tax liabilities	(2,678)	(2,916)

Net deferred tax assets	$3,236	$1,417

Net operating loss carryforwards for income tax purposes were $6.5 million as of December 31, 2018 and $7.0 million in 2017. The carryforwards were acquired in 2017 in the Premier acquisition and expire from 2027 to 2034, and will be utilized subject to annual Internal Revenue Code Section 382 limitations.

ASC 740-10, Income Taxes, clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the consolidated financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. First Guaranty does not believe it has any unrecognized tax benefits included in its consolidated financial statements. First Guaranty has not had any settlements in the current period with taxing authorities, nor has it recognized tax benefits as a result of a lapse of the applicable statute of limitations. First Guaranty recognizes interest and penalties accrued related to unrecognized tax benefits, if applicable, in noninterest expense. During the years ended December 31, 2018, 2017 and 2016, First Guaranty did not recognize any interest or penalties in its consolidated financial statements, nor has it recorded an accrued liability for interest or penalty payments.

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

Set forth below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at December 31, 2018 and December 31, 2017.

Contract Amount	December 31, 2018	December 31, 2017
(in thousands)
Commitments to Extend Credit	$108,348	$78,125
Unfunded Commitments under lines of credit	$122,212	$101,344
Commercial and Standby letters of credit	$6,912	$7,886

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

There were no losses incurred on off-balance sheet commitments in 2018, 2017 or 2016.

First Guaranty currently has two new facilities under construction with total construction commitments of $12.9 million.

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified Level 3 as of December 31, 2018 includes corporate debt and municipal securities.

Impaired loans . Loans are measured for impairment using the methods permitted by ASC Topic 310. Fair value of impaired loans is measured by either the fair value of the collateral if the loan is collateral dependent (Level 2 or Level 3), or the present value of expected future cash flows, discounted at the loan's effective interest rate (Level 3). Fair value of the collateral is determined by appraisals or by independent valuation.

Other real estate owned. Properties are recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values of other real estate owned ("OREO") at December 31, 2018 and 2017 are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement or amounts commonly used in real estate transactions. Inputs include appraisal values or recent sales activity for similar assets in the property's market; thus OREO measured at fair value would be classified within either Level 2 or Level 3 of the hierarchy.

Certain non-financial assets and non-financial liabilities are measured at fair value on a non-recurring basis including assets and liabilities related to reporting units measured at fair value in the testing of goodwill impairment, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2018 and 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	December 31, 2018	December 31, 2017
Available for Sale Securities Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$483	$19,980
Level 2: Significant Other Observable Inputs	291,733	355,022
Level 3: Significant Unobservable Inputs	4,761	6,533
Securities available for sale measured at fair value	$296,977	$381,535

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

The change in Level 1 securities available for sale from December 31, 2017 was due principally to a net decrease in Treasury bills of $19.5 million. The change in Level 2 and Level 3 securities available for sale from December 31, 2017 was due principally to a reduction in agency and corporate bonds related to sales and maturities offset by the purchase of mortgage-backed securities. There were no transfers between Level 1 and 2 securities available for sale from December 31, 2017 to December 31, 2018.

The following table reconciles assets measured at fair value on a recurring basis using unobservable inputs ( Level 3):

	Level 3 Changes
(in thousands)	December 31, 2018	December 31, 2017
Balance, beginning of year	$6,533	$19,400
Total gains or losses (realized/unrealized):
Included in earnings	(15)	54
Included in other comprehensive income	(79)	—
Purchases, sales, issuances and settlements, net	(1,886)	10,574
Transfers in and/or out of Level 3	208	(23,495)
Balance as of end of year	$4,761	$6,533

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of December 31, 2018.

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of December 31, 2018, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At December 31, 2018	At December 31, 2017
Fair Value Measurements Using: Impaired Loans
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	—	—
Level 3: Significant Unobservable Inputs	3,620	12,003
Impaired loans measured at fair value	$3,620	$12,003

Fair Value Measurements Using: Other Real Estate Owned
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	1,012	1,249
Level 3: Significant Unobservable Inputs	126	32
Other real estate owned measured at fair value	$1,138	$1,281

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

Other Unrecognized Financial Instruments.

The fair value of commitments to extend credit is estimated using the fees charged to enter into similar legally binding agreements, taking into account the remaining terms of the agreements and customers' credit ratings. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. Noninterest-bearing deposits are held at cost. The fair values of letters of credit are based on fees charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2018 and 2017 the fair value of guarantees under commercial and standby letters of credit was not material.

The estimated fair values and carrying values of the financial instruments at December 31, 2018 and 2017 are presented in the following table:

	December 31,
	2018		2017
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Cash and cash equivalents	$127,965	$127,965	$38,028	$38,028
Securities, available for sale	$296,977	$296,977	$381,535	$381,535
Securities, held to maturity	$108,326	$104,840	$120,121	$118,557
Federal Home Loan Bank stock	$2,393	$2,393	$2,351	$2,351
Loans held for sale	$344	$379	$1,308	$1,439
Loans, net	$1,214,492	$1,193,886	$1,139,789	$1,133,868
Accrued interest receivable	$6,716	$6,716	$7,982	$7,982

Liabilities
Deposits	$1,629,622	$1,625,827	$1,549,286	$1,549,449
Borrowings	$19,838	$19,853	$38,274	$38,294
Junior subordinated debentures	$14,700	$14,537	$14,664	$14,324
Accrued interest payable	$3,952	$3,952	$2,488	$2,488

There is no material difference between the contract amount and the estimated fair value of off-balance sheet items that are primarily comprised of short-term unfunded loan commitments that are generally at market prices.

Note 22. Concentrations of Credit and Other Risks

First Guaranty monitors loan portfolio concentrations by region, collateral type, loan type, and industry on a monthly basis and has established maximum thresholds as a percentage of its capital to ensure that the desired mix and diversification of its loan portfolio is achieved. First Guaranty is compliant with the established thresholds as of December 31, 2018. Personal, commercial and residential loans are granted to customers, most of who reside in northern and southern areas of Louisiana. Although First Guaranty has a diversified loan portfolio, significant portions of the loans are collateralized by real estate located in Tangipahoa Parish and surrounding parishes in Southeast Louisiana. Declines in the Louisiana economy could result in lower real estate values which could, under certain circumstances, result in losses to First Guaranty.

The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers.

Approximately 39.6% of First Guaranty's deposits are derived from local governmental agencies at December 31, 2018. These governmental depositing authorities are generally long-term customers. A number of the depositing authorities are under contractual obligation to maintain their operating funds exclusively with First Guaranty. In most cases, First Guaranty is required to pledge securities or letters of credit issued by the Federal Home Loan Bank to the depositing authorities to collateralize their deposits. Under certain circumstances, the withdrawal of all of, or a significant portion of, the deposits of one or more of the depositing authorities may result in a temporary reduction in liquidity, depending primarily on the maturities and/or classifications of the securities pledged against such deposits and the ability to replace such deposits with either new deposits or other borrowings. Public fund deposits totaled $645.5 million at December 31, 2018.

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

Note 24. Condensed Parent Company Information

The following condensed financial information reflects the accounts and transactions of First Guaranty Bancshares, Inc. for the dates indicated:

First Guaranty Bancshares, Inc.
Condensed Balance Sheets

	December 31,
(in thousands)	2018	2017
Assets
Cash	$8,069	$5,214
Investment in bank subsidiary	169,880	170,836
Investment Securities (available for sale, at fair value)	—	—
Other assets	4,724	6,086
Total Assets	$182,673	$182,136

Liabilities and Shareholders' Equity
Short-term debt	$—	$—
Senior long-term debt	19,838	22,774
Junior subordinated debentures	14,700	14,664
Other liabilities	851	715
Total Liabilities	35,389	38,153
Shareholders' Equity	147,284	143,983
Total Liabilities and Shareholders' Equity	$182,673	$182,136

First Guaranty Bancshares, Inc.
Condensed Statements of Income

	December 31,
(in thousands)	2018	2017	2016
Operating Income
Dividends received from bank subsidiary	$11,788	$10,622	$11,858
Net gains on securities	—	54	—
Other income	289	171	160
Total operating income	12,077	10,847	12,018

Operating Expenses
Interest expense	1,675	1,518	1,444
Salaries & Benefits	133	495	200
Other expenses	916	1,147	948
Total operating expenses	2,724	3,160	2,592

Income before income tax benefit and increase in equity in undistributed earnings of subsidiary	9,353	7,687	9,426
Income tax benefit	540	834	846
Income before increase in equity in undistributed earnings of subsidiary	9,893	8,521	10,272
Increase in equity in undistributed earnings of subsidiary	4,320	3,230	3,821
Net Income	$14,213	$11,751	$14,093

First Guaranty Bancshares, Inc.
Condensed Statements of Cash Flows

	December 31,
(in thousands)	2018	2017	2016
Cash flows from operating activities:
Net income	$14,213	$11,751	$14,093
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in equity in undistributed earnings of subsidiary	(4,320)	(3,230)	(3,821)
Depreciation and amortization	43	43	7
Gain on sale of securities	—	(54)	—
Net change in other liabilities	136	187	318
Net change in other assets	1,360	(1,306)	(971)
Net cash provided by operating activities	11,432	7,391	9,626

Cash flows from investing activities:
Proceeds from maturities, calls and sales of AFS securities	—	134	—
Funds invested in AFS securities	—	—	—
Funds invested in bank subsidiary	—	(3,750)	—
Cash paid in acquisition	—	(10,108)	—
Net cash used in investing activities	—	(13,724)	—

Cash flows from financing activities:
Net decrease in short-term borrowings	—	—	(1,800)
Proceeds from long-term debt, net of costs	—	3,750	—
Repayment of long-term debt	(2,941)	(3,081)	(3,730)
Proceeds from junior subordinated debentures, net of costs	—	—	—
Issuance of common stock, net of costs	—	—	—
Redemption of preferred stock	—	—	—
Dividends paid	(5,636)	(5,210)	(4,870)
Net cash used in financing activities	(8,577)	(4,541)	(10,400)

Net increase (decrease) in cash and cash equivalents	2,855	(10,874)	(774)
Cash and cash equivalents at the beginning of the period	5,214	16,088	16,862
Cash and cash equivalents at the end of the period	$8,069	$5,214	$16,088

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures for the year ended December 31, 2018.

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

For further information, see "Management's annual report on internal control over financial reporting" below. There was no change in First Guaranty's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, First Guaranty's internal control over financial reporting.

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

Based on our evaluation under the framework in Internal Control – Integrated Framework, Management concluded that internal control over financial reporting was effective as of December 31, 2018.

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

Part IV
Item 15 - Exhibits and Financial Statement Schedules

(a) 1	Consolidated Financial Statements

	Item	Page
	First Guaranty Bancshares, Inc. and Subsidiary
	Report of Independent Registered Accounting Firm	74
	Consolidated Balance Sheets - December 31, 2018 and 2017	75
	Consolidated Statements of Income – Years Ended December 31, 2018, 2017 and 2016	76
	Consolidated Statements of Comprehensive Income – Years Ended December 31, 2018, 2017 and 2016	77
	Consolidated Statements of Changes in Shareholders' Equity – Years Ended December 31, 2018, 2017 and 2016	78
	Consolidated Statements of Cash Flows - Years Ended December 31, 2018, 2017 and 2016	79
	Notes to Consolidated Financial Statements	80

2	Consolidated Financial Statement Schedules

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

Exhibit Number	Exhibit
2.1	Distribution Agreement by and between First Guaranty Bancshares, Inc. and Sandler O'Neil & Partners, L.P., dated November 20, 2017 (12)
3.1	Restated Articles of Incorporation of First Guaranty Bancshares, Inc.(1)
3.2	Articles of Amendment to the Restated Articles of Incorporation of First Guaranty Bancshares, Inc.(2)
3.3	Bylaws of First Guaranty Bancshares, Inc.(3)
3.4	Amendment to Bylaws of First Guaranty Bancshares, Inc.(4)
4.1	Form of Common Stock Certificate of First Guaranty Bancshares, Inc.(5)
4.2	Subordinated Note, dated as of December 21, 2015, by and between First Guaranty Bancshares, Inc. and Edgar Ray Smith, III. (6)
10.1	Subordinated Note Purchase Agreement, dated as of December 21, 2015, by and between First Guaranty Bancshares, Inc. and Edgar Ray Smith, III. (7)
10.2	Loan Agreement, dated as of December 22, 2015, by and between First Guaranty Bancshares, Inc. and First Tennessee Bank National Association. (8)
10.3	Pledge and Security Agreement, dated as of December 22, 2015, by and between First Guaranty Bancshares, Inc. and First Tennessee Bank National Association. (9)
10.4	Term Note, dated as of December 22, 2015, by and between First Guaranty Bancshares, Inc. and First Tennessee Bank National Association. (10)
14.3	First Guaranty Bancshares, Inc. and Subsidiary Code of Conduct and Ethics for Employees, Officers and Directors.
14.4	First Guaranty Bancshares, Inc. Code of Ethics for Senior Financial Officers.
21	Subsidiaries of the First Guaranty Bancshares, Inc.(11)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13(a)-15(e) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13(a)-15(e) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.PRE	XBRL Taxonomy Extension Label Linkbase.
101.LAB	XBRL Taxonomy Extension Presentation Linkbaset

(1)	Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K12G3 filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on August 2, 2007.

(2)	Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on September 23, 2011.

(3)	Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K12G3 filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on August 2, 2007.

(4)	Incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K12G3 filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on August 2, 2007.

(5)	Incorporated by reference to Exhibit 4 of the Current Report on Form 8-K12G3 filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on August 2, 2007.

(6)	Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on December 23, 2015.

(7)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on December 23, 2015.

(8)	Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on December 23, 2015.

(9)	Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on December 23, 2015.

(10)	Incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on December 23, 2015.

(11)	Incorporated by reference to Exhibit 21 of the Registration statement on Form S-1 filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on October 24, 2014.

(12)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on November 20, 2017.

Item 16 - Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, First Guaranty has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST GUARANTY BANCSHARES, INC.

Dated: March 15, 2019

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of First Guaranty and in the capacities and on the dates indicated.

/s/ Alton B. Lewis	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2019
Alton B. Lewis

/s/ Eric J. Dosch	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 15, 2019
Eric J. Dosch

/s/ Marshall T. Reynolds	Chairman of the Board	March 15, 2019
Marshall T. Reynolds

/s/ William K. Hood	Director	March 15, 2019
William K. Hood

/s/ Jack Rossi	Director	March 15, 2019
Jack Rossi

/s/ Edgar R. Smith, III	Director	March 15, 2019
Edgar R. Smith, III