Form 10-Q
period 2019-03-31
First Guaranty Bancshares, Inc.
filed 2019-05-09
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2019
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
Yes ☐No ☒

As of May 8, 2019 the registrant had 8,807,175 shares of $1 par value common stock outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value	FGBI	The Nasdaq Stock Market LLC

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents:
Cash and due from banks	$165,735	$127,416
Federal funds sold	416	549
Cash and cash equivalents	166,151	127,965

Investment securities:
Available for sale, at fair value	268,918	296,977
Held to maturity, at cost (estimated fair value of $104,126 and $104,840 respectively)	105,878	108,326
Investment securities	374,796	405,303

Federal Home Loan Bank stock, at cost	2,407	2,393
Loans held for sale	537	344

Loans, net of unearned income	1,298,156	1,225,268
Less: allowance for loan losses	11,001	10,776
Net loans	1,287,155	1,214,492

Premises and equipment, net	41,728	39,695
Goodwill	3,472	3,472
Intangible assets, net	3,375	3,528
Other real estate, net	1,120	1,138
Accrued interest receivable	7,707	6,716
Other assets	19,043	12,165
Total Assets	$1,907,491	$1,817,211

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$252,205	$244,516
Interest-bearing demand	608,256	594,359
Savings	112,238	109,958
Time	738,450	680,789
Total deposits	1,711,149	1,629,622

Short-term borrowings	—	—
Accrued interest payable	4,975	3,952
Senior long-term debt	19,105	19,838
Junior subordinated debentures	14,709	14,700
Other liabilities	2,971	1,815
Total Liabilities	1,752,909	1,669,927

Shareholders' Equity
Common stock:
$1 par value - authorized 100,600,000 shares; issued 8,807,175 shares	8,807	8,807
Surplus	92,268	92,268
Retained earnings	55,070	53,347
Accumulated other comprehensive income (loss)	(1,563)	(7,138)
Total Shareholders' Equity	154,582	147,284
Total Liabilities and Shareholders' Equity	$1,907,491	$1,817,211
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2019	2018
Interest Income:
Loans (including fees)	$18,482	$14,864
Deposits with other banks	636	85
Securities (including FHLB stock)	2,857	3,353
Federal funds sold	—	1
Total Interest Income	21,975	18,303

Interest Expense:
Demand deposits	2,811	1,976
Savings deposits	138	82
Time deposits	4,007	2,085
Borrowings	426	405
Total Interest Expense	7,382	4,548

Net Interest Income	14,593	13,755
Less: Provision for loan losses	787	605
Net Interest Income after Provision for Loan Losses	13,806	13,150

Noninterest Income:
Service charges, commissions and fees	608	717
ATM and debit card fees	528	501
Net (losses) gains on securities	(402)	10
Net gains on sale of loans	11	2
Other	556	348
Total Noninterest Income	1,301	1,578

Noninterest Expense:
Salaries and employee benefits	5,962	5,582
Occupancy and equipment expense	1,485	1,341
Other	3,721	3,284
Total Noninterest Expense	11,168	10,207

Income Before Income Taxes	3,939	4,521
Less: Provision for income taxes	807	920
Net Income	$3,132	$3,601

Per Common Share:
Earnings	$0.36	$0.41
Cash dividends paid	$0.16	$0.16

Weighted Average Common Shares Outstanding	8,807,175	8,807,175
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018
Net Income	$3,132	$3,601
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	6,655	(7,803)
Reclassification adjustments for gains (losses) included in net income	402	(10)
Change in unrealized gains (losses) on securities	7,057	(7,813)
Tax impact	(1,482)	1,641
Other comprehensive income (loss)	5,575	(6,172)
Comprehensive Income (Loss)	$8,707	$(2,571)
 See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

	Common Stock $1 Par	Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
(in thousands, except per share data)
Balance December 31, 2017	$8,807	$92,268	$44,464	$(1,556)	$143,983
Net income	—	—	3,601	—	3,601
Other comprehensive income (loss)	—	—	—	(6,172)	(6,172)
Cash dividends on common stock ($0.16 per share)	—	—	(1,409)	—	(1,409)
Balance March 31, 2018 (unaudited)	$8,807	$92,268	$46,656	$(7,728)	$140,003

Balance December 31, 2018	$8,807	$92,268	$53,347	$(7,138)	$147,284
Net income	—	—	3,132	—	3,132
Other comprehensive income	—	—	—	5,575	5,575
Cash dividends on common stock ($0.16 per share)	—	—	(1,409)	—	(1,409)
Balance March 31, 2019 (unaudited)	$8,807	$92,268	$55,070	$(1,563)	$154,582
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018
Cash Flows From Operating Activities
Net income	$3,132	$3,601
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	787	605
Depreciation and amortization	752	684
Amortization/Accretion of investments	316	375
Loss (gain) on sale/call of securities	402	(10)
Gain on sale of assets	(11)	(19)
Repossessed asset write downs, gains and losses on dispositions	33	(97)
FHLB stock dividends	(14)	(8)
Net increase in loans held for sale	(193)	(529)
Change in other assets and liabilities, net	1,879	3,189
Net Cash Provided By Operating Activities	7,083	7,791

Cash Flows From Investing Activities
Proceeds from maturities and calls of HTM securities	2,323	2,854
Proceeds from maturities, calls and sales of AFS securities	25,843	160,894
Funds Invested in AFS securities	(378)	(171,964)
Net (increase) decrease in loans	(73,465)	11,637
Purchase of premises and equipment	(2,603)	(584)
Proceeds from sales of premises and equipment	—	37
Proceeds from sales of other real estate owned	—	271
Net Cash (Used In) Provided By Investing Activities	(48,280)	3,145

Cash Flows From Financing Activities
Net increase in deposits	81,527	944
Net decrease in federal funds purchased and short-term borrowings	—	(15,500)
Repayment of long-term borrowings	(735)	(735)
Dividends paid	(1,409)	(1,409)
Net Cash Provided By (Used In) Financing Activities	79,383	(16,700)

Net Increase (Decrease) In Cash and Cash Equivalents	38,186	(5,764)
Cash and Cash Equivalents at the Beginning of the Period	127,965	38,028
Cash and Cash Equivalents at the End of the Period	$166,151	$32,264

Noncash Activities:
Acquisition of real estate in settlement of loans	$15	$164

Cash Paid During The Period:
Interest on deposits and borrowed funds	$6,359	$4,187
Income taxes	$—	$—

See Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements and the footnotes of First Guaranty Bancshares, Inc. ("First Guaranty") thereto should be read in conjunction with the audited consolidated financial statements and note disclosures for First Guaranty previously filed with the Securities and Exchange Commission in First Guaranty's Annual Report on Form 10-K for the year ended December 31, 2018.

The consolidated financial statements include the accounts of First Guaranty Bancshares, Inc. and its wholly owned subsidiary First Guaranty Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations at March 31, 2019 and for the three month periods ended March 31, 2019 and 2018 are not necessarily indicative of the results expected for the full year or any other interim period. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and the valuation of investment securities.

Note 2. Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, "Leases: Conforming Amendments Related to Leases". This ASU amends the codification regarding leases in order to increase transparency and comparability. The ASU requires companies to recognize lease assets and liabilities on the balance sheet and disclose key information about leasing arrangements. A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the leased asset for the lease term. During 2018 and early 2019, the FASB issued ASU No. 2018-11, "Targeted Improvements", ASU No. 2018-20, "Narrow-Scope Improvements for Lessors", and ASU No. 2019-01, "Codification Improvements", which clarified certain implementation issues, provided an additional optional transition method and clarified the disclosure requirements during the period of adopting ASU 2016-02, among others. The ASU is effective for annual and interim periods beginning after December 15, 2018. First Guaranty adopted this ASU in the first quarter of 2019. As a result of adopting this ASU, First Guaranty established a right-to-use asset and a lease liability as of January 1, 2019 of $0.9 million. The right-to-use asset represents First Guaranty's right to use an underlying asset for the lease term and is included in other assets on First Guaranty's consolidated balance sheets. The lease liability represents First Guaranty's obligation to make lease payments and is included in other liabilities on First Guaranty's consolidated balance sheets. First Guaranty does not expect material changes to the recognition of lease expense in future periods as a result of the adopting this ASU.

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

In April 2019, the FASB issued ASU No. 2019-04, "Codification Improvements to Financial Instruments - Credit Losses, Derivatives and Hedging, and Financial Instruments". The amendments in this ASU improve the Codification by eliminating inconsistencies and providing clarifications. This ASU clarifies the scope of the credit losses standard and addresses various issues including, accrued interest receivable balances, recoveries, variable interest rates and prepayments. For recognizing and measuring financial instruments, this ASU addresses the scope of the guidance, the requirement for remeasurement when using the measurement alternative, certain disclosure requirements and which equity securities have to be remeasure at historical exchange rates. The amended guidance in this ASU related to the credit losses and the recognition and measurement of financial instruments is effective for annual and interim periods beginning after December 15, 2019, with early adoption in any interim period permitted. First Guaranty is currently evaluating the impact of this ASU on the Consolidated Financial Statements.

Note 3. Securities

A summary comparison of securities by type at March 31, 2019 and December 31, 2018 is shown below.

	March 31, 2019				December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasuries	$—	$—	$—	$—	$—	$—	$—	$—
U.S. Government Agencies	122,621	—	(1,852)	120,769	146,911	—	(5,522)	141,389
Corporate debt securities	74,221	203	(1,256)	73,168	76,310	72	(3,504)	72,878
Mutual funds or other equity securities	489	—	—	489	483	—	—	483
Municipal bonds	25,609	1,271	(40)	26,840	32,956	1,120	(175)	33,901
Collateralized mortgage obligations	875	—	(6)	869	918	—	(14)	904
Mortgage-backed securities	47,081	184	(482)	46,783	48,434	—	(1,012)	47,422
Total available for sale securities	$270,896	$1,658	$(3,636)	$268,918	$306,012	$1,192	$(10,227)	$296,977

Held to maturity:
U.S. Government Agencies	$28,172	$—	$(524)	$27,648	$28,172	$—	$(1,081)	$27,091
Municipal bonds	5,160	44	(9)	5,195	5,227	—	(101)	5,126
Mortgage-backed securities	72,546	—	(1,263)	71,283	74,927	—	(2,304)	72,623
Total held to maturity securities	$105,878	$44	$(1,796)	$104,126	$108,326	$—	$(3,486)	$104,840

The scheduled maturities of securities at March 31, 2019, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to call or prepayments. Mortgage-backed securities are not due at a single maturity because of amortization and potential prepayment of the underlying mortgages. For this reason they are presented separately in the maturity table below.

	At March 31, 2019
(in thousands)	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$3,353	$3,362
Due after one year through five years	45,724	45,627
Due after five years through 10 years	157,926	156,140
Over 10 years	15,937	16,137
Subtotal	222,940	221,266
Collateralized mortgage obligations	875	869
Mortgage-backed securities	47,081	46,783
Total available for sale securities	$270,896	$268,918

Held to maturity:
Due in one year or less	$50	$49
Due after one year through five years	7,148	7,041
Due after five years through 10 years	17,519	17,123
Over 10 years	8,615	8,630
Subtotal	33,332	32,843
Mortgage-backed securities	72,546	71,283
Total held to maturity securities	$105,878	$104,126

At March 31, 2019, $287.2 million of First Guaranty's securities were pledged to secure public funds deposits and borrowings. The pledged securities had a market value of $285.5 million as of March 31, 2019.

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at March 31, 2019.

				At March 31, 2019
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	—	$—	$—	—	$—	$—	—	$—	$—
U.S. Government Agencies	1	4,347	(152)	42	116,422	(1,700)	43	120,769	(1,852)
Corporate debt securities	4	1,818	(36)	152	50,303	(1,220)	156	52,121	(1,256)
Mutual funds or other equity securities	—	—	—	—	—	—	—	—	—
Municipal bonds	—	—	—	11	2,327	(40)	11	2,327	(40)
Collateralized mortgage obligations	—	—	—	5	869	(6)	5	869	(6)
Mortgage-backed securities	—	—	—	37	27,442	(482)	37	27,442	(482)
Total available for sale securities	5	$6,165	$(188)	247	$197,363	$(3,448)	252	$203,528	$(3,636)

Held to maturity:
U.S. Government Agencies	—	$—	$—	14	$27,648	$(524)	14	$27,648	$(524)
Municipal bonds	—	—	—	5	806	(9)	5	806	(9)
Mortgage-backed securities	—	—	—	56	71,282	(1,263)	56	71,282	(1,263)
Total held to maturity securities	—	$—	$—	75	$99,736	$(1,796)	75	$99,736	$(1,796)

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at December 31, 2018.

				At December 31, 2018
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

As of March 31, 2019, 327 of First Guaranty's debt securities had unrealized losses totaling 1.8% of the individual securities' amortized cost basis and 1.4% of First Guaranty's total amortized cost basis of the investment securities portfolio. 322 of the 327 securities had been in a continuous loss position for over 12 months at such date. The 322 securities had an aggregate amortized cost basis of $302.3 million and an unrealized loss of $5.2 million at March 31, 2019. Management has the intent and ability to hold these debt securities until maturity or until anticipated recovery.

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

Corporate debt securities in a loss position consist primarily of corporate bonds issued by businesses in the financial, insurance, utility, manufacturing, industrial, consumer products and oil and gas industries. No securities with an other-than-temporary impairment loss were held at March 31, 2019. First Guaranty believes that the remaining issuers will be able to fulfill the obligations of these securities based on evaluations described above. First Guaranty has the ability and intent to hold these securities until they recover, which could be at their maturity dates.

There were no other-than-temporary impairment losses recognized on securities during the three months ended March 31, 2019 and 2018.

The following table presents a roll-forward of the amount of credit losses on debt securities held by First Guaranty for which a portion of OTTI was recognized in other comprehensive income for the three months ended March 31, 2019 and 2018:

(in thousands)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Beginning balance of credit losses at end of prior year	$60	$60
Other-than-temporary impairment credit losses on securities not previously OTTI	—	—
Increases for additional credit losses on securities previously determined to be OTTI	—	—
Reduction for increases in cash flows	—	—
Reduction due to credit impaired securities sold or fully settled	—	—
Ending balance of cumulative credit losses recognized in earnings at end of period	$60	$60

In the first three months of 2019 there were no other-than-temporary impairment credit losses on securities for which we had previously recognized OTTI. For securities that have indications of credit related impairment, management analyzes future expected cash flows to determine if any credit related impairment is evident. Estimated cash flows are determined using management's best estimate of future cash flows based on specific assumptions. The assumptions used to determine the cash flows were based on estimates of loss severity and credit default probabilities. Management reviews reports from credit rating agencies and public filings of issuers.

At March 31, 2019, First Guaranty's exposure to bond issuers that exceeded 10% of shareholders' equity is below:

	At March 31, 2019
(in thousands)	Amortized Cost	Fair Value
Federal Home Loan Bank (FHLB)	$40,401	$39,833
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	44,287	43,789
Federal National Mortgage Association (Fannie Mae-FNMA)	91,839	90,199
Federal Farm Credit Bank (FFCB)	93,893	92,662
Total	$270,420	$266,483

Note 4. Loans

The following table summarizes the components of First Guaranty's loan portfolio as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$142,861	11.0%	$124,644	10.1%
Farmland	18,904	1.5%	18,401	1.5%
1- 4 Family	179,798	13.8%	172,760	14.1%
Multifamily	42,186	3.2%	42,918	3.5%
Non-farm non-residential	607,928	46.7%	586,263	47.7%
Total Real Estate	991,677	76.2%	944,986	76.9%
Non-Real Estate:
Agricultural	21,465	1.7%	23,108	1.9%
Commercial and industrial	210,187	16.1%	200,877	16.4%
Consumer and other	78,162	6.0%	59,443	4.8%
Total Non-Real Estate	309,814	23.8%	283,428	23.1%
Total Loans Before Unearned Income	1,301,491	100.0%	1,228,414	100.0%
Unearned income	(3,335)		(3,146)
Total Loans Net of Unearned Income	$1,298,156		$1,225,268

The following table summarizes fixed and floating rate loans by contractual maturity, excluding nonaccrual loans, as of March 31, 2019 and December 31, 2018 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	March 31, 2019			December 31, 2018
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$118,973	$77,561	$196,534	$108,160	$80,895	$189,055
More than one to five years	417,700	316,349	734,049	393,344	287,737	681,081
More than five to 15 years	124,245	86,859	211,104	118,715	86,779	205,494
Over 15 years	91,129	55,680	146,809	85,611	58,430	144,041
Subtotal	$752,047	$536,449	1,288,496	$705,830	$513,841	1,219,671
Nonaccrual loans			12,995			8,743
Total Loans Before Unearned Income			1,301,491			1,228,414
Unearned income			(3,335)			(3,146)
Total Loans Net of Unearned Income			$1,298,156			$1,225,268

As of March 31, 2019, $34.0 million of floating rate loans were at their interest rate floor. At December 31, 2018, $27.7 million of floating rate loans were at the interest rate floor. Nonaccrual loans have been excluded from these totals.

The following tables present the age analysis of past due loans at March 31, 2019 and December 31, 2018:

	As of March 31, 2019
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$622	$305	$927	$141,934	$142,861	$—
Farmland	—	1,286	1,286	17,618	18,904	—
1- 4 family	1,930	2,901	4,831	174,967	179,798	363
Multifamily	815	—	815	41,371	42,186	—
Non-farm non-residential	4,468	3,650	8,118	599,810	607,928	—
Total Real Estate	7,835	8,142	15,977	975,700	991,677	363
Non-Real Estate:
Agricultural	263	4,916	5,179	16,286	21,465	—
Commercial and industrial	451	385	836	209,351	210,187	135
Consumer and other	376	165	541	77,621	78,162	115
Total Non-Real Estate	1,090	5,466	6,556	303,258	309,814	250
Total Loans Before Unearned Income	$8,925	$13,608	$22,533	$1,278,958	$1,301,491	$613
Unearned income					(3,335)
Total Loans Net of Unearned Income					$1,298,156

	As of December 31, 2018
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$936	$311	$1,247	$123,397	$124,644	$—
Farmland	—	1,293	1,293	17,108	18,401	—
1- 4 family	4,333	2,272	6,605	166,155	172,760	26
Multifamily	648	—	648	42,270	42,918	—
Non-farm non-residential	4,897	864	5,761	580,502	586,263	—
Total Real Estate	10,814	4,740	15,554	929,432	944,986	26
Non-Real Estate:
Agricultural	528	3,651	4,179	18,929	23,108	—
Commercial and industrial	742	370	1,112	199,765	200,877	53
Consumer and other	537	127	664	58,779	59,443	66
Total Non-Real Estate	1,807	4,148	5,955	277,473	283,428	119
Total Loans Before Unearned Income	$12,621	$8,888	$21,509	$1,206,905	$1,228,414	$145
Unearned income					(3,146)
Total Loans Net of Unearned Income					$1,225,268

The tables above include $13.0 million and $8.7 million of nonaccrual loans at March 31, 2019 and December 31, 2018, respectively. See the tables below for more detail on nonaccrual loans.

The following is a summary of nonaccrual loans by class at the dates indicated:

(in thousands)	As of March 31, 2019	As of December 31, 2018
Real Estate:
Construction & land development	$305	$311
Farmland	1,286	1,293
1- 4 family	2,538	2,246
Multifamily	—	—
Non-farm non-residential	3,650	864
Total Real Estate	7,779	4,714
Non-Real Estate:
Agricultural	4,916	3,651
Commercial and industrial	250	317
Consumer and other	50	61
Total Non-Real Estate	5,216	4,029
Total Nonaccrual Loans	$12,995	$8,743

The following table identifies the credit exposure of the loan portfolio, including loans acquired with deteriorated credit quality, by specific credit ratings as of the dates indicated:

	As of March 31, 2019					As of December 31, 2018
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Construction & land development	$133,441	$6,570	$2,850	$—	$142,861	$116,062	$5,698	$2,884	$—	$124,644
Farmland	13,687	3,863	1,354	—	18,904	13,151	3,888	1,362	—	18,401
1- 4 family	167,788	2,709	9,301	—	179,798	160,581	2,815	9,364	—	172,760
Multifamily	34,872	—	7,314	—	42,186	35,554	—	7,364	—	42,918
Non-farm non-residential	586,858	3,328	17,742	—	607,928	564,993	2,888	17,859	523	586,263
Total Real Estate	936,646	16,470	38,561	—	991,677	890,341	15,289	38,833	523	944,986
Non-Real Estate:
Agricultural	16,140	43	5,282	—	21,465	19,050	43	4,015	—	23,108
Commercial and industrial	187,419	19,136	3,632	—	210,187	186,176	10,930	3,771	—	200,877
Consumer and other	77,856	155	151	—	78,162	59,119	151	173	—	59,443
Total Non-Real Estate	281,415	19,334	9,065	—	309,814	264,345	11,124	7,959	—	283,428
Total Loans Before Unearned Income	$1,218,061	$35,804	$47,626	$—	1,301,491	$1,154,686	$26,413	$46,792	$523	1,228,414
Unearned income					(3,335)					(3,146)
Total Loans Net of Unearned Income					$1,298,156					$1,225,268

Purchased Impaired Loans

As part of the acquisition of Premier on June 16, 2017, First Guaranty purchased credit impaired loans for which there was, at acquisition, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows at March 31, 2019 and  December 31, 2018.

(in thousands)	As of March 31, 2019	As of December 31, 2018
Real Estate:
Construction & land development	$—	$—
Farmland	—	1
1- 4 family	47	48
Multifamily	—	—
Non-farm non-residential	2,288	2,301
Total Real Estate	2,335	2,350
Non-Real Estate:
Agricultural	—	—
Commercial and industrial	903	909
Consumer and other	—	—
Total Non-Real Estate	903	909
Total	$3,238	$3,259

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

The accretable yield, or income expected to be collected, on the purchased loans above is as follows for the three months ended March 31, 2019 and 2018.

(in thousands)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Balance, beginning of period	$613	$1,031
Acquisition accretable yield	—	—
Accretion	(50)	(65)
Net transfers from nonaccretable difference to accretable yield	—	—
Balance, end of period	$563	$966

Note 5. Allowance for Loan Losses

A summary of changes in the allowance for loan losses, by portfolio type, for the three months ended March 31, 2019 and 2018 are as follows:

	For the Three Months Ended March 31,
	2019					2018
(in thousands)	Beginning Allowance (12/31/2018)	Charge-offs	Recoveries	Provision	Ending Allowance (3/31/2019)	Beginning Allowance (12/31/2017)	Charge-offs	Recoveries	Provision	Ending Allowance (3/31/2018)
Real Estate:
Construction & land development	$581	$—	$—	$19	$600	$628	$—	$1	$(60)	$569
Farmland	41	—	—	3	44	5	—	—	21	26
1- 4 family	911	(16)	2	(18)	879	1,078	(97)	80	(157)	904
Multifamily	1,318	—	—	10	1,328	994	—	10	510	1,514
Non-farm non-residential	4,771	—	3	69	4,843	2,811	—	3	722	3,536
Total Real Estate	7,622	(16)	5	83	7,694	5,516	(97)	94	1,036	6,549
Non-Real Estate:
Agricultural	339	—	—	15	354	187	—	11	94	292
Commercial and industrial	1,909	(246)	8	305	1,976	2,377	—	10	(453)	1,934
Consumer and other	891	(374)	61	370	948	1,125	(98)	38	(58)	1,007
Unallocated	15	—	—	14	29	20	—	—	(14)	6
Total Non-Real Estate	3,154	(620)	69	704	3,307	3,709	(98)	59	(431)	3,239
Total	$10,776	$(636)	$74	$787	$11,001	$9,225	$(195)	$153	$605	$9,788

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio and by recoveries. The result is an allocation of the loan loss reserve from one category to another.

A summary of the allowance and loans, including loans acquired with deteriorated credit quality, individually and collectively evaluated for impairment are as follows:

	As of March 31, 2019
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Individually Evaluated for Purchased Credit-Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Individually Evaluated for Purchased Credit-Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$—	$—	$600	$600	$—	$—	$142,861	$142,861
Farmland	—	—	44	44	552	—	18,352	18,904
1- 4 family	—	—	879	879	1,238	47	178,513	179,798
Multifamily	—	—	1,328	1,328	—	—	42,186	42,186
Non-farm non-residential	1,697	—	3,146	4,843	6,132	2,288	599,508	607,928
Total Real Estate	1,697	—	5,997	7,694	7,922	2,335	981,420	991,677
Non-Real Estate:
Agricultural	—	—	354	354	4,032	—	17,433	21,465
Commercial and industrial	104	—	1,872	1,976	1,059	903	208,225	210,187
Consumer and other	—	—	948	948	—	—	78,162	78,162
Unallocated	—	—	29	29	—	—	—	—
Total Non-Real Estate	104	—	3,203	3,307	5,091	903	303,820	309,814
Total	$1,801	$—	$9,200	$11,001	$13,013	$3,238	$1,285,240	1,301,491
Unearned Income								(3,335)
Total Loans Net of Unearned Income								$1,298,156

	As of December 31, 2018
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Individually Evaluated for Purchased Credit-Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Individually Evaluated for Purchased Credit-Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$38	$—	$543	$581	$304	$—	$124,340	$124,644
Farmland	—	—	41	41	552	1	17,848	18,401
1- 4 family	—	—	911	911	631	48	172,081	172,760
Multifamily	—	—	1,318	1,318	—	—	42,918	42,918
Non-farm non-residential	1,152	—	3,619	4,771	4,881	2,301	579,081	586,263
Total Real Estate	1,190	—	6,432	7,622	6,368	2,350	936,268	944,986
Non-Real Estate:
Agricultural	—	—	339	339	2,983	—	20,125	23,108
Commercial and industrial	110	—	1,799	1,909	1,088	909	198,880	200,877
Consumer and other	—	—	891	891	—	—	59,443	59,443
Unallocated	—	—	15	15	—	—	—	—
Total Non-Real Estate	110	—	3,044	3,154	4,071	909	278,448	283,428
Total	$1,300	$—	$9,476	$10,776	$10,439	$3,259	$1,214,716	1,228,414
Unearned Income								(3,146)
Total loans net of unearned income								$1,225,268

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

The following is a summary of impaired loans, excluding loans acquired with deteriorated credit quality, by class as of the date indicated:

	As of March 31, 2019
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
1- 4 family	1,238	1,238	—	1,283	12	20
Multifamily	—	—	—	—	—	—
Non-farm non-residential	—	—	—	—	—	—
Total Real Estate	1,238	1,238	—	1,283	12	20
Non-Real Estate:
Agricultural	4,584	4,662	—	4,584	11	—
Commercial and industrial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total Non-Real Estate	4,584	4,662	—	4,584	11	—
Total Impaired Loans with no related allowance	5,822	5,900	—	5,867	23	20

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
1- 4 family	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Non-farm non-residential	6,132	6,132	1,697	6,141	73	30
Total Real Estate	6,132	6,132	1,697	6,141	73	30
Non-Real Estate:
Agricultural	—	—	—		—	—
Commercial and industrial	1,059	1,059	104	1,069	11	16
Consumer and other	—	—	—	—	—	—
Total Non-Real Estate	1,059	1,059	104	1,069	11	16
Total Impaired Loans with an allowance recorded	7,191	7,191	1,801	7,210	84	46

Total Impaired Loans	$13,013	$13,091	$1,801	$13,077	$107	$66

The following is a summary of impaired loans, excluding loans acquired with deteriorated credit quality, by class as of the date indicated:

	As of December 31, 2018
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
1- 4 family	631	631	—	626	13	—
Multifamily	—	—	—	—	—	—
Non-farm non-residential	523	523	—	536	33	34
Total Real Estate	1,154	1,154	—	1,162	46	34
Non-Real Estate:
Agricultural	3,535	3,613	—	3,583	173	272
Commercial and industrial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total Non-Real Estate	3,535	3,613	—	3,583	173	272
Total Impaired Loans with no related allowance	4,689	4,767	—	4,745	219	306

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
1- 4 family	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Non-farm non-residential	3,070	3,070	1,150	3,104	139	139
Total Real Estate	3,070	3,070	1,150	3,104	139	139
Non-Real Estate:
Agricultural	—	—	—	—	—	—
Commercial and industrial	1,088	1,088	110	1,115	55	64
Consumer and other	—	—	—	—	—	—
Total Non-Real Estate	1,088	1,088	110	1,115	55	64
Total Impaired Loans with an allowance recorded	4,158	4,158	1,260	4,219	194	203

Total Impaired Loans	$8,847	$8,925	$1,260	$8,964	$413	$509

Troubled Debt Restructurings

A troubled debt restructuring ("TDR") is considered such if the lender for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. The modifications to First Guaranty's TDRs were concessions on either the interest rate charged or the amortization. The effect of the modifications to First Guaranty was a reduction in interest income. These loans have an allocated reserve in First Guaranty's allowance for loan losses. First Guaranty has not restructured any loans that are considered TDRs in the three months ended March 31, 2019.

The following table identifies the TDRs as of March 31, 2019 and December 31, 2018:

	March 31, 2019				December 31, 2018
	Accruing Loans				Accruing Loans
(in thousands)	Current	30-89 Days Past Due	Nonaccrual	Total TDRs	Current	30-89 Days Past Due	Nonaccrual	Total TDRs
Real Estate:
Construction & land development	$—	$—	$—	$—	$—	$—	$304	$304
Farmland	—	—	—	—	—	—	—	—
1- 4 Family	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Non-farm non residential	—	—	—	—	1,288	—	—	1,288
Total Real Estate	—	—	—	—	1,288	—	304	1,592
Non-Real Estate:
Agricultural	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
Total Non-Real Estate	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$1,288	$—	$304	$1,592

The following table discloses TDR activity for the three months ended March 31, 2019.

	Troubled Debt Restructured Loans Activity Three Months Ended March 31, 2019
(in thousands)	Beginning balance December 31, 2018	New TDRs	Charge-offs post-modification	Transferred to ORE	Paydowns	Construction to permanent financing	Restructured to market terms	Other adjustments	Ending balance March 31, 2019
Real Estate:
Construction & land development	$304	$—	$—	$—	$—	$—	$(304)	$—	$—
Farmland	—	—	—	—	—	—	—	—	—
1 - 4 family	—	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—	—
Non-farm non-residential	1,288	—	—	—	—	—	(1,288)	—	—
Total Real Estate	1,592	—	—	—	—	—	(1,592)	—	—
Non-Real Estate:
Agricultural	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—	—
Total Non-Real Estate	—	—	—	—	—	—	—	—	—
Total	$1,592	$—	$—	$—	$—	$—	$(1,592)	—	$—

Note 6. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to impairment testing. Other intangible assets continue to be amortized over their useful lives. First Guaranty's goodwill is the difference in purchase price over the fair value of net assets acquired from its acquisition of Homestead Bancorp in 2007 and Premier in 2017. Goodwill totaled $3.5 million at March 31, 2019 and December 31, 2018. No impairment charges have been recognized on First Guaranty's intangible assets.  Loan servicing assets decreased $0.1 million to $0.8 million at March 31, 2019 compared to December 31, 2018. Other intangible assets recorded include core deposit intangibles, which are subject to amortization. The weighted-average amortization period remaining for First Guaranty's core deposit intangibles is 9.3 years at March 31, 2019. The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions.

Note 7. Other Real Estate (ORE)

Other real estate owned consists of the following at the dates indicated:

(in thousands)	March 31, 2019	December 31, 2018
Real Estate Owned Acquired by Foreclosure:
Residential	$135	$120
Construction & land development	219	241
Non-farm non-residential	766	777
Total Other Real Estate Owned and Foreclosed Property	$1,120	$1,138

Loans secured by one-to-four family residential properties in the process of foreclosure totaled $0.8 million as of March 31, 2019.

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

Below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at March 31, 2019 and December 31, 2018:

Contract Amount

(in thousands)	March 31, 2019	December 31, 2018
Commitments to Extend Credit	$104,798	$108,348
Unfunded Commitments under lines of credit	$145,155	$122,212
Commercial and Standby letters of credit	$6,927	$6,912

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

While the final outcome of legal proceedings is inherently uncertain, based on information currently available as of March 31, 2019, any incremental liability arising from First Guaranty's legal proceedings will not have a material adverse effect on First Guaranty's financial position or results of operations.

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified within Level 3 in First Guaranty's portfolio as of March 31, 2019 includes corporate debt and municipal securities.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	March 31, 2019	December 31, 2018
Available for Sale Securities Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$489	$483
Level 2: Significant Other Observable Inputs	263,238	291,733
Level 3: Significant Unobservable Inputs	5,191	4,761
Securities available for sale measured at fair value	$268,918	$296,977

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

The change in Level 1 securities available for sale from December 31, 2018 to March 31, 2019 was due to the change in valuation on a mutal fund security. The change in Level 2 securities available for sale from December 31, 2018 to March 31, 2019 was due principally to a reduction in agency, municipal and corporate bonds related to sales and maturities. There were no transfers between Level 1 and 2 securities available for sale from December 31, 2018 to March 31, 2019.

The following table reconciles assets measured at fair value on a recurring basis using unobservable inputs (Level 3):

Level 3 Changes
(in thousands)	March 31, 2019
Balance, beginning of year	$4,761
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	72
Purchases, sales, issuances and settlements, net	358
Transfers in and/or out of Level 3	—
Balance as of end of period	$5,191

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held as of March 31, 2019.

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of March 31, 2019 and December 31, 2018, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At March 31, 2019	At December 31, 2018
Impaired Loans - Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	—	—
Level 3: Significant Unobservable Inputs	6,112	3,620
Impaired loans measured at fair value	$6,112	$3,620

Other Real Estate Owned - Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	456	1,012
Level 3: Significant Unobservable Inputs	947	126
Other real estate owned measured at fair value	$1,403	$1,138

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

Other Unrecognized Financial Instruments.

The fair value of commitments to extend credit is estimated using the fees charged to enter into similar legally binding agreements, taking into account the remaining terms of the agreements and customers' credit ratings. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. Noninterest-bearing deposits are held at cost. The fair values of letters of credit are based on fees charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2019 and December 31, 2018 the fair value of guarantees under commercial and standby letters of credit was not material.

The estimated fair values and carrying values of the financial instruments at March 31, 2019 and December 31, 2018 are presented in the following table:

	March 31, 2019		December 31, 2018
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Cash and cash equivalents	$166,151	$166,151	$127,965	$127,965
Securities, available for sale	268,918	268,918	296,977	296,977
Securities, held to maturity	105,878	104,126	108,326	104,840
Federal Home Loan Bank stock	2,407	2,407	2,393	2,393
Loans held for sale	537	590	344	379
Loans, net	1,287,155	1,266,724	1,214,492	1,193,886
Accrued interest receivable	7,707	7,707	6,716	6,716

Liabilities
Deposits	$1,711,149	$1,708,586	$1,629,622	$1,625,827
Borrowings	19,105	19,092	19,838	19,853
Junior subordinated debentures	14,709	14,741	14,700	14,537
Accrued interest payable	4,975	4,975	3,952	3,952

There is no material difference between the contract amount and the estimated fair value of off-balance sheet items that are primarily comprised of short-term unfunded loan commitments that are generally at market prices.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of First Guaranty's financial condition and results of operations is intended to highlight the significant factors affecting First Guaranty's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data at March 31, 2019 and for the three months ended March 31, 2019 and 2018 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly First Guaranty's financial position and results of operations for such periods.

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

First Quarter 2019 Financial Overview

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

Financial highlights for the first quarter 2019 are as follows:

•
Total assets increased $90.3 million, or 5.0%, to $1.9 billion at March 31, 2019 when compared with December 31, 2018. Total loans at March 31, 2019 were $1.3 billion, an increase of $72.9 million, or 5.9%, compared with December 31, 2018. Total deposits were $1.7 billion at March 31, 2019, an increase of $81.5 million, or 5.0%, compared with December 31, 2018. Retained earnings were $55.1 million at March 31, 2019, an increase of $1.7 million compared to $53.3 million at December 31, 2018. Shareholders' equity was $154.6 million and $147.3 million at March 31, 2019 and December 31, 2018, respectively.

•	Net income for the three months ended March 31, 2019 and 2018 was $3.1 million and $3.6 million, respectively.

•
Earnings per common share were $0.36 and $0.41 for the first quarter of 2019 and 2018, respectively. Total weighted average shares outstanding were 8,807,175 for the first quarter of 2019 and 2018, respectively.

•	Net interest income for the first quarter of 2019 was $14.6 million compared to $13.8 million for the same period in 2018.

•	The provision for loan losses for the first quarter of 2019 was $0.8 million compared to $0.6 million for the same period in 2018.

•
The net interest margin for the three months ended March 31, 2019 was 3.29% which was a decrease of three basis points from the net interest margin of 3.32% for the same period in 2018. First Guaranty attributed the decrease in the net interest margin to a rise in interest expense associated with deposits and an increase in on-balance sheet cash. Loans as a percentage of average interest earning assets increased to 71.0% at March 31, 2019 compared to 67.7% at March 31, 2018.

•
Investment securities totaled $374.8 million at March 31, 2019, a decrease of $30.5 million when compared to $405.3 million at December 31, 2018. First Guaranty sold investment securities in order to fund loan growth and reduce interest rate risk. First Guaranty recognized a loss on sale of securities of $0.4 million in the first quarter of 2019 as compared to a gain on sale of securities of $10,000 for the same period in 2018. At March 31, 2019, available for sale securities, at fair value, totaled $268.9 million, a decrease of $28.1 million when compared to $297.0 million at December 31, 2018. At March 31, 2019, held-to-maturity securities, at amortized cost, totaled $105.9 million, a decrease of $2.4 million when compared to $108.3 million at December 31, 2018.

•
The net loan portfolio at March 31, 2019 totaled $1.3 billion, a net increase of $72.7 million from the December 31, 2018 net loan portfolio balance of $1.2 billion. Total loans net of unearned income are reduced by the allowance for loan losses which totaled $11.0 million at March 31, 2019 and $10.8 million at December 31, 2018, respectively.

•	Total impaired loans increased $4.2 million to $13.0 million at March 31, 2019 compared to $8.8 million at December 31, 2018.

•	Nonaccrual loans increased $4.3 million to $13.0 million at March 31, 2019 compared to $8.7 million at December 31, 2018.

•
The allowance for loan losses was 0.85% of loans at March 31, 2019 compared to 0.88% at December 31, 2018. The allowance for loan losses as a percentage of total loans was 0.91% prior to the inclusion of the acquired loans from Premier.

•
Return on average assets for the three months ended March 31, 2019 and 2018 was 0.68% and 0.84%, respectively. Return on average common equity for the three months ended March 31, 2019 and 2018 was 8.43% and 10.29%, respectively. Return on average assets is calculated by dividing annualized net income by average assets. Return on average common equity is calculated by dividing annualized net income by average common equity.

•
Book value per common share was $17.55 as of March 31, 2019 compared to $15.90 as of March 31, 2018. The increase in book value was due primarily to a decrease in accumulated other comprehensive loss ("AOCI") and an increase in retained earnings. AOCI is comprised of unrealized gains and losses on available for sale securities.

•
First Guaranty's Board of Directors declared cash dividends of $0.16 per common share in the first quarter of 2019 and 2018. First Guaranty has paid 103 consecutive quarterly dividends as of March 31, 2019.

•
In November 2017, First Guaranty announced the launch of an At-The-Market Equity Offering program ("ATM Offering"). First Guaranty may sell up to $25.0 million of common stock under the ATM Offering. First Guaranty expects to use the net proceeds of the ATM Offering for general corporate purposes, including support for organic growth and financing possible acquisitions of other financial institutions. First Guaranty did not sell any shares of common stock under the ATM Offering during the three months ended March 31, 2019.

•	First Guaranty currently has two new facilities under construction in order to facilitate future expansion. These construction commitments total $12.9 million at March 31, 2019.

Financial Condition

Changes in Financial Condition from December 31, 2018 to March 31, 2019

Assets

Total assets at March 31, 2019 were $1.9 billion, an increase of $90.3 million, or 5.0%, from December 31, 2018. Assets increased primarily due to increases in net loans of $72.7 million and cash and cash equivalents of $38.2 million offset by a decrease in investment securities of $30.5 million at March 31, 2019 compared to December 31, 2018.

Loans

Net loans increased $72.7 million, or 6.0%, to $1.3 billion at March 31, 2019 from $1.2 billion at December 31, 2018. Non-farm non-residential loan balances increased $21.7 million primarily due to local originations. Consumer and other loans increased $18.7 million primarily due to the origination of lease commitments. Construction and land development loans increased $18.2 million principally due to the funding of unfunded commitments on various construction projects. Commercial and industrial loans increased $9.3 million primarily due to new SBA government guaranteed originations. One-to four-family residential loans increased $7.0 million primarily due to the continued growth in local loan originations. Farmland loans increased $0.5 million primarily due to seasonal activity. Agricultural loans decreased $1.6 million due to paydowns on agricultural loan commitments. Multifamily loans decreased $0.7 million primarily due to paydowns. First Guaranty had approximately 3.6% of funded and 0.5% of unfunded commitments in our loan portfolio to businesses engaged in support or service activities for oil and gas operations. First Guaranty had $174.9 million in loans related to our Texas markets at March 31, 2019. Syndicated loans at March 31, 2019 were $64.9 million, of which $25.7 million were shared national credits. Syndicated loans decreased $2.0 million during the first quarter of 2019 from $67.0 million at December 31, 2018 primarily due to paydowns on existing lines of credit.

As of March 31, 2019, 76.2% of our loan portfolio was secured by real estate. The largest portion of our loan portfolio, at 46.7% as of March 31, 2019, was non-farm non-residential loans secured by real estate. Approximately 41.6% of the loan portfolio was based on a floating rate tied to the prime rate or LIBOR as of March 31, 2019. 72.2% of the loan portfolio is scheduled to mature within five years from March 31, 2019.

First Guaranty acquired in the Premier acquisition a portfolio of loans comprised of loans guaranteed principally by the U.S. Small Business Administration ("SBA") or by the U.S. Department of Agriculture ("USDA") and the unguaranteed portion of SBA and USDA loans for which the guaranteed portion had been sold into the secondary market. At March 31, 2019 First Guaranty's balance of SBA and USDA loans was $30.9 million of which $12.8 million retained the government guarantee and $18.1 million was the unguaranteed residual balance. At March 31, 2019, First Guaranty also serviced 54 SBA and USDA loans that totaled $45.5 million. First Guaranty receives servicing fee income on this portfolio.

Net loans are reduced by the allowance for loan losses which totaled $11.0 million at March 31, 2019 and $10.8 million at December 31, 2018. Loan charge-offs were $0.6 million during the first three months of 2019 and $0.2 million during the same period in 2018. Recoveries totaled $74,000 during the first three months of 2019 and $0.2 million during the same period in 2018. See Note 4 of the Notes to Consolidated Financial Statements for more information on loans and Note 5 for more information on the allowance for loan losses.

Investment Securities

Investment securities at March 31, 2019 totaled $374.8 million, a decrease of $30.5 million compared to $405.3 million at December 31, 2018. The investment portfolio consisted of available for sale securities at fair market value for a total of $268.9 million at March 31, 2019 and held to maturity securities at amortized cost of $105.9 million at March 31, 2019.

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

Our available for sale securities portfolio totaled $268.9 million at March 31, 2019, a decrease of $28.1 million, or 9.4%, compared to $297.0 million at December 31, 2018. The decrease was primarily due to the sale of $23.7 million in U.S. Government agency securities, $7.6 million in municipal securities and $1.5 million in corporate securities for which the proceeds were used to fund loan growth.

Our held to maturity securities portfolio had an amortized cost of $105.9 million at March 31, 2019, a decrease of $2.4 million, or 2.3%, compared to $108.3 million at December 31, 2018. The decrease was primarily due to the continued amortization of our mortgage-backed securities.

At March 31, 2019, $3.4 million, or 0.9%, of the securities portfolio was scheduled to mature in less than one year. $52.8 million, or 14.1%, of the securities portfolio, not including collateralized mortgage obligations and mortgage-backed securities, were scheduled to mature between one and five years. $173.7 million, or 46.3%, of the securities portfolio, not including collateralized mortgage obligations and mortgage-backed securities, were scheduled to mature between five and ten years. Securities, not including collateralized mortgage obligations and mortgage-backed securities, with contractual maturity dates over 10 years totaled $24.8 million, or 6.6%, of the total securities portfolio at March 31, 2019. The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates. Prepayments of mortgages that collateralize mortgage-backed securities also affect the maturity of the securities portfolio. Based on internal forecasts as of March 31, 2019, management believes that the securities portfolio has a forecasted weighted average life of approximately 5.9 years based on the current interest rate environment. A parallel interest rate shock of 400 basis points is forecasted to increase the weighted average life of the portfolio to approximately 6.3 years. The portfolio had an estimated effective duration of 3.9 years at March 31, 2019.

There was no credit related other-than-temporary impairment of securities losses recognized during the three months ended March 31, 2019 or March 31, 2018.

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

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

(in thousands)	March 31, 2019	December 31, 2018
Nonaccrual loans:
Real Estate:
Construction and land development	$305	$311
Farmland	1,286	1,293
1- 4 family	2,538	2,246
Multifamily	—	—
Non-farm non-residential	3,650	864
Total Real Estate	7,779	4,714
Non-Real Estate:
Agricultural	4,916	3,651
Commercial and industrial	250	317
Consumer and other	50	61
Total Non-Real Estate	5,216	4,029
Total nonaccrual loans	12,995	8,743

Loans 90 days and greater delinquent & accruing:
Real Estate:
Construction and land development	—	—
Farmland	—	—
1- 4 family	363	26
Multifamily	—	—
Non-farm non-residential	—	—
Total Real Estate	363	26
Non-Real Estate:
Agricultural	—	—
Commercial and industrial	135	53
Consumer and other	115	66
Total Non-Real Estate	250	119
Total loans 90 days and greater delinquent & accruing	613	145

Total non-performing loans	13,608	8,888

Real Estate Owned:
Real Estate Loans:
Construction and land development	219	241
Farmland	—	—
1- 4 family	135	120
Multifamily	—	—
Non-farm non-residential	766	777
Total Real Estate	1,120	1,138
Non-Real Estate Loans:
Agricultural	—	—
Commercial and industrial	—	—
Consumer and other	—	—
Total Non-Real Estate	—	—
Total Real Estate Owned	1,120	1,138

Total non-performing assets	$14,728	$10,026

Non-performing assets to total loans	1.13%	0.82%
Non-performing assets to total assets	0.77%	0.55%
Non-performing loans to total loans	1.05%	0.73%

At March 31, 2019, non-performing assets totaled $14.7 million, or 0.77% of total assets, compared to $10.0 million, or 0.55%, of total assets at December 31, 2018, which represented an increase of $4.7 million, or 46.9%. The increase in non-performing assets occurred primarily as a result of an increase in nonaccrual loans from $8.7 million at December 31, 2018 to $13.0 million at March 31, 2019. The increase in nonaccrual loans was concentrated primarily in non-farm non-residential loans and agricultural loans. Nonaccrual loans were concentrated in six loan relationships that totaled $7.6 million, or 58.9%, of nonaccrual loans at March 31, 2019. Non-performing assets included $5.4 million in loans with a government guarantee, or 36.6% of non-performing assets. These are structured as net loss guarantees in which up to 90% of loss exposure is covered.

At March 31, 2019, loans 90 days or greater delinquent and still accruing totaled $0.6 million, an increase of $0.5 million compared to $0.1 million at December 31, 2018. These loans were comprised of $0.4 million in one- to-four family residential loans, $0.1 million in commercial and industrial loans and $0.1 million in consumer and other loans at March 31, 2019.

Other real estate owned totaled $1.1 million at March 31, 2019 and December 31, 2018.

At March 31, 2019, our largest non-performing assets were comprised of the following nonaccrual loans and other real estate owned: (1) a non-farm non-residential loan secured by a shopping center that totaled $3.1 million; (2) an agricultural/ farmland loan relationship that totaled $1.1 million; (3) an agricultural loan relationship that totaled $1.0 million; (4) an agricultural loan relationship that totaled $1.0 million; (5) an agricultural loan relationship that totaled $0.7 million; (6) a $0.7 million non-farm non-residential property included in other real estate owned; and (7) an agricultural loan relationship that totaled $0.7 million. The $0.7 million agricultural loan has been charged down to its estimated fair value. The agricultural loans are partially guaranteed by the USDA Farm Service Agency.

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

The following is a summary of loans restructured as TDRs at March 31, 2019 and December 31, 2018:

(in thousands)	March 31, 2019	December 31, 2018
Restructured Loans:
In Compliance with Modified Terms	$—	$1,288
Past Due 30 through 89 days and still accruing	—	—
Past Due 90 days and greater and still accruing	—	—
Nonaccrual	—	304
Restructured Loans that subsequently defaulted	—	—
Total Restructured Loans	$—	$1,592

At March 31, 2019, we had no outstanding TDRs. The decline in TDRs occurred due to two credit relationships in the aggregate amount of $1.6 million that had returned to market terms and been in compliance with their modified terms for 12 months.

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

The allowance for loan losses was $11.0 million, or 0.85% of total loans, and 80.8% of nonperforming loans at March 31, 2019.

Comparing March 31, 2019 to December 31, 2018, there were changes within the specific components of the allowance balance. The primary changes were an increase in the balance associated with non-farm non-residential loans, commercial and industrial loans, consumer and other loans, construction and land development loans, agricultural loans, multifamily loans, and farmland loans. This increase was partially offset by a decrease in the allowance for one-to four-family residential loans. Special mention loans increased by $9.4 million during the first three months of 2019 primarily due to the downgrade of syndicated loans. Substandard loans increased by $0.8 million during the first three months of 2019 primarily due to the upgrade of a non-farm non-residential loan from doubtful status. Doubtful loans decreased $0.5 million during the first three months of 2019, due to the upgrade of a non-farm non-residential loan to substandard status.

First Guaranty charged off $0.6 million in loan balances during the first three months of 2019. The charged-off loan balances were concentrated in two loan relationships which totaled $0.5 million or 74.7% of the total charged off amount. The details of the $0.6 million in charged off loans were as follows:

1.	First Guaranty charged off $0.2 million on a commercial and industrial loan in the first quarter of 2019. This loan had no remaining principal balance at March 31, 2019.

2.	First Guaranty charged off $0.2 million on a purchased consumer loan pool in the first quarter of 2019. This loan pool had a remaining principal balance of $6.4 million at March 31, 2019.

3.	Smaller loans and overdrawn deposit accounts comprised the remaining $0.2 million of charge-offs for the first three months of 2019.

The provision for loan losses increased to $0.8 million in the first three months of 2019 from $0.6 million for the same period in 2018. The provision in the first three months of 2019 was taken to provide for current loan and deposit losses and to maintain the allowance proportionate to risks inherent in the loan portfolio. Total charge-offs were $0.6 million for the first three months of 2019 and $0.2 million for the same period in 2018.  Recoveries totaled $0.1 million during the first three months of 2019 and $0.2 million during the first three months of 2018. For more information, see Note 5 to Consolidated Financial Statements.

Other information related to the allowance for loan losses is as follows:

(in thousands)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Loans:
Average outstanding balance	$1,276,328	$1,139,036
Balance at end of period	$1,298,156	$1,137,171

Allowance for Loan Losses:
Balance at beginning of year	$10,776	$9,225
Charge-offs	(636)	(195)
Recoveries	74	153
Provision	787	605
Balance at end of period	$11,001	$9,788

Deposits

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. We regularly assess our funding needs, deposit pricing and interest rate outlooks. From December 31, 2018 to March 31, 2019, total deposits increased $81.5 million, or 5.0%, to $1.7 billion. Noninterest-bearing demand deposits increased $7.7 million, or 3.1% to $252.2 million at March 31, 2019. The increase in noninterest-bearing demand deposits was due to fluctuations in existing customer balances. Interest-bearing demand deposits increased $13.9 million, or 2.3%, to $608.3 million at March 31, 2019. The increase in interest-bearing demand deposits was primarily concentrated in public funds interest-bearing demand deposits. Savings deposits increased $2.3 million, or 2.1%, to $112.2 million at March 31, 2019, primarily related to increases in public funds deposits. Time deposits increased $57.7 million, or 8.5%, to $738.5 million at March 31, 2019, primarily due to our local deposit campaign along with an increase in public funds time deposits.

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

As of March 31, 2019, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $550.9 million. At March 31, 2019, approximately $333.8 million of First Guaranty's certificates of deposit had a remaining term greater than one year.

The following table compares deposit categories for the periods indicated.

Total Deposits	For the Three Months Ended March 31,			For the Years Ended December 31,
	2019			2018			2017
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$246,895	14.8%	—%	$252,531	16.3%	—%	$244,949	16.7%	—
Interest-bearing Demand	604,247	36.2%	1.9%	556,528	35.9%	1.5%	539,399	36.9%	1.0%
Savings	110,130	6.6%	0.5%	111,134	7.2%	0.4%	102,779	7.0%	0.2%
Time	706,824	42.4%	2.3%	628,457	40.6%	1.7%	575,666	39.4%	1.2%
Total Deposits	$1,668,096	100.0%	1.7%	$1,548,650	100.0%	1.3%	$1,462,793	100.0%	0.9%

Individual and Business Deposits	For the Three Months Ended March 31,			For the Years Ended December 31,
	2019			2018			2017
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$240,224	24.2%	—%	$246,550	26.7%	—	$240,337	28.0%	—
Interest-bearing Demand	218,165	22.0%	1.6%	204,405	22.1%	1.1%	187,439	21.8%	0.6%
Savings	82,137	8.3%	0.1%	84,844	9.2%	0.1%	82,442	9.6%	0.1%
Time	450,944	45.5%	2.5%	388,623	42.0%	1.7%	348,656	40.6%	1.3%
Total Individual and Business Deposits	$991,470	100.0%	1.5%	$924,422	100.0%	1.0%	$858,874	100.0%	0.7%

Public Funds Deposits	For the Three Months Ended March 31,			For the Years Ended December 31,
	2019			2018			2017
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$6,671	1.0%	—%	$5,981	1.0%	—	$4,612	0.8%	—
Interest-bearing Demand	386,082	57.1%	2.0%	352,123	56.4%	1.8%	351,960	58.3%	1.2%
Savings	27,993	4.1%	1.8%	26,290	4.2%	1.4%	20,337	3.4%	0.8%
Time	255,880	37.8%	1.9%	239,834	38.4%	1.7%	227,010	37.5%	1.1%
Total Public Funds Deposits	$676,626	100.0%	1.9%	$624,228	100.0%	1.7%	$603,919	100.0%	1.2%

The following table sets forth the distribution of our time deposit accounts.

(in thousands)	March 31, 2019
Time deposits of less than $100,000	$187,502
Time deposits of $100,000 through $250,000	230,384
Time deposits of more than $250,000	320,564
Total Time Deposits	$738,450

The following table sets forth the maturity of the time deposits at March 31, 2019.

(in thousands)	March 31, 2019
Due in one year or less	$404,642
Due after one year through three years	152,781
Due after three years	181,027
Total Time Deposits	$738,450

At March 31, 2019, public funds deposits totaled $677.4 million compared to $645.5 million at December 31, 2018. Public funds time deposits totaled $259.7 million at March 31, 2019 compared to $247.0 million at December 31, 2018. We have developed a program for the retention and management of public funds deposits. Since the end of 2012, we have maintained public funds deposits in excess of $400.0 million. These deposits are from public entities such as school districts, hospital districts, sheriff departments and municipalities. $598.8 million, or 88%, of these accounts at March 31, 2019, are under fiscal agency agreements with terms of three years or less. Deposits under fiscal agency agreements are generally stable but public entities may maintain the ability to negotiate term deposits on a specific basis including with other financial institutions. Three of these relationships account for 36% of public funds deposits that are under fiscal agency agreements. These deposits generally have stable balances as we maintain both operating accounts and time deposits for these entities. There is a seasonal component to public deposit levels associated with annual tax collections. Public funds will increase at the end of the year and during the first quarter. In addition to seasonal fluctuations, there are monthly fluctuations associated with internal payroll and short-term tax collection accounts for our public funds deposit accounts. Public funds deposit accounts are collateralized by FHLB letters of credit, by Louisiana municipal bonds and by eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac. We invest the majority of these public deposits in our investment portfolio, but have increasingly invested more public funds into loans during the last several years.

The following table sets forth public funds as a percent of total deposits.

(in thousands except for %)	March 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Public Funds:
Noninterest-bearing Demand	$4,818	$6,930	$4,828	$4,114	$4,906
Interest-bearing Demand	384,293	364,692	389,788	324,356	296,416
Savings	28,578	26,903	20,539	20,116	14,667
Time	259,727	247,004	225,591	208,330	252,688
Total Public Funds	$677,416	$645,529	$640,746	$556,916	$568,677
Total Deposits	$1,711,149	$1,629,622	$1,549,286	$1,326,181	$1,295,870
Total Public Funds as a percent of Total Deposits	39.6%	39.6%	41.4%	42.0%	43.9%

Borrowings

First Guaranty maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. First Guaranty had no short-term borrowings outstanding at March 31, 2019 and at December 31, 2018. The short-term borrowings at March 31, 2019 were comprised of a line of credit of $6.5 million with another financial institution, with no outstanding balance.

First Guaranty had senior long-term debt totaling $19.1 million as of March 31, 2019 and $19.8 million at December 31, 2018.

First Guaranty also had junior subordinated debentures totaling $14.7 million at March 31, 2019 and at December 31, 2018.

First Guaranty had $372.0 million in Federal Home Loan Bank letters of credit as of March 31, 2019 compared to $344.3 million at December 31, 2018. Federal Home Loan Bank letters of credit are obtained primarily for collateralizing public deposits.

Total Shareholders' Equity

Total shareholders' equity increased to $154.6 million at March 31, 2019 from $147.3 million at December 31, 2018. The increase in shareholders' equity was principally the result of a decrease of $5.6 million in accumulated other comprehensive loss along with an increase of $1.7 million in retained earnings. The decrease in accumulated other comprehensive loss was primarily attributed to the decrease in unrealized losses on available for sale securities during the three months ended March 31, 2019. The $1.7 million increase in retained earnings was due to net income of $3.1 million during the three months ended March 31, 2019, partially offset by $1.4 million in cash dividends paid on shares of our common stock during the three months ended March 31, 2019.

Results of Operations for the Three Months Ended March 31, 2019 and 2018

Performance Summary

Three months ended March 31, 2019 compared to the three months ended March 31, 2018. Net income for the three months ended March 31, 2019 was $3.1 million, a decrease of $0.5 million, or 13.0%, from $3.6 million for the three months ended March 31, 2018. The decrease in net income for the three months ended March 31, 2019 as compared to the prior year period was the result of several factors. First Guaranty experienced increased interest expense, increased noninterest expense and decreased noninterest income, partially offset by increased interest income associated with loans. The increase in interest expense was due to the rising interest rate environment and increased competition. Noninterest income declined as a result of an increase in securities losses. First Guaranty implemented a plan in the third quarter of 2018 to shrink the securities portfolio and transition the proceeds of securities sales into the loan portfolio and reduce interest rate risk. First Guaranty has generated securities losses as a result of this plan. Losses on the sale of securities were $0.4 million for the three months ended March 31, 2019 compared to gains of $10,000 for the same period in 2018. Factors that partially offset these expenses include increased loan interest income. Loan interest income increased due to the continued growth in First Guaranty's loan portfolio. Earnings per common share for the three months ended March 31, 2019 was $0.36 per common share, a decrease of 12.2% or $0.05 per common share from $0.41 per common share for the three months ended March 31, 2018. Earnings per share was affected by the change in earnings.

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

Three months ended March 31, 2019 compared to the three months ended March 31, 2018. Net interest income for the three months ended March 31, 2019 and 2018 was $14.6 million and $13.8 million, respectively. The increase in net interest income for the three months ended March 31, 2019 as compared to the prior year period was primarily due to an increase in the average balance of our total interest-earning assets and an increase in the average yield of our total interest-earning assets, partially offset by the increase in the average balance of our total interest-bearing liabilities and an increase in the average rate of our total interest-bearing liabilities. For the three months ended March 31, 2019, the average balance of our total interest-earning assets increased by $116.2 million to $1.8 billion, and the average yield of our interest-earning assets increased by 55 basis points to 4.96% from 4.41% for the three months ended March 31, 2018.  For the three months ended March 31, 2019, the average balance of our total interest-bearing liabilities increased by $107.7 million to $1.5 billion, and the average rate of our total interest-bearing liabilities increased by 69 basis points to 2.06% from 1.37% for the three months ended March 31, 2018. As a result, our net interest rate spread decreased 14 basis points to 2.90% for the three months ended March 31, 2019 from 3.04% for the three months ended March 31, 2018. Our net interest margin decreased three basis points to 3.29% for the three months ended March 31, 2019 from 3.32% for the three months ended March 31, 2018.

Interest Income

Three months ended March 31, 2019 compared to the three months ended March 31, 2018. Interest income increased $3.7 million, or 20.1%, to $22.0 million for the three months ended March 31, 2019 as compared to the prior year. First Guaranty continues to transition assets from lower yielding securities to higher yielding loans in order to increase interest income. The increase in interest income resulted primarily from an increase in the average balance of our total interest-earning assets along with an increase in the average yield of interest-earning assets. The average balance of our interest-earning assets increased $116.2 million to $1.8 billion for the three months ended March 31, 2019 as compared to the prior year. The average yield of interest-earning assets increased by 55 basis points to 4.96% for the three months ended March 31, 2019 compared to 4.41% for the three months ended March 31, 2018.

Interest income on securities decreased $0.5 million to $2.9 million for the three months ended March 31, 2019 as compared to the prior period primarily as a result of a decrease in the average balance of securities. The average balance of securities decreased $104.6 million to $402.9 million for the three months ended March 31, 2019 from $507.5 million for the three months ended March 31, 2018 due to a decrease in the average balance of our agency, municipal and corporate securities as a result of securities sales. The average yield on securities increased by 20 basis points to 2.88% for the three months ended March 31, 2019 from 2.68% for the three months ended March 31, 2018 due to the rising interest rate environment.

Interest income on loans increased $3.6 million, or 24.3%, to $18.5 million for the three months ended March 31, 2019 as compared to the prior period as a result of an increase in the average balance of loans along with an increase in the average yield on loans. The average balance of loans (excluding loans held for sale) increased by $137.3 million to $1.3 billion for the three months ended March 31, 2019 from $1.1 billion for the three months ended March 31, 2018 as a result of new loan originations and acquired loans. The average yield on loans (excluding loans held for sale) increased by 59 basis points to 5.87% for the three months ended March 31, 2019 from 5.28% for the three months ended March 31, 2018 as a result of the rising interest rate environment.

Interest Expense

Three months ended March 31, 2019 compared to the three months ended March 31, 2018.  Interest expense increased $2.8 million, or 62.3%, to $7.4 million for the three months ended March 31, 2019 from $4.5 million for the three months ended March 31, 2018 due primarily to an increase in the average balance of interest-bearing deposits along with an increase in the average rate paid on interest-bearing deposits. The average balance of interest-bearing deposits increased by $111.6 million during the three months ended March 31, 2019 to $1.4 billion as a result of a $114.8 million increase in the average balance of time deposits, offset by a $3.1 million decrease in the average balance of interest-bearing demand deposits and a $0.1 million decrease in the average balance of savings deposits. The average rate of interest-bearing demand deposits increased by 57 basis points during the three months ended March 31, 2019 to 1.89% as compared to the prior year period. The increase in the average rate on interest-bearing demand deposits was due to those deposits, primarily public funds NOW accounts and brokered money market deposits, whose rates are contractually tied to national index rates such as the U.S. Federal Funds rate or short term U.S. Treasury rates which have increased over the last year. The average rate of time deposits increased 87 basis points during the three months ended March 31, 2019 to 2.30% as compared to the prior year period. The increase in the average rate and average balance of time deposits was due to changes in market rates and the initiation of a deposit campaign by First Guaranty in order to fund future loan growth and diversify the deposit portfolio. First Guaranty initiated a deposit campaign in 2018 to grow time deposits generally with terms greater than two years. This strategy is designed to fund loan growth and increase long term funding for the Bank.

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

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
(in thousands except for %)	Average Balance	Interest	Yield/Rate (6)	Average Balance	Interest	Yield/Rate (6)
Assets
Interest-earning assets:
Interest-earning deposits with banks(1)	$117,438	$636	2.20%	$32,143	$85	1.07%
Securities (including FHLB stock)	402,908	2,857	2.88%	507,485	3,353	2.68%
Federal funds sold	516	—	—%	1,034	1	0.21%
Loans held for sale	417	8	7.78%	1,725	23	5.41%
Loans, net of unearned income	1,276,328	18,474	5.87%	1,139,036	14,841	5.28%
Total interest-earning assets	1,797,607	$21,975	4.96%	1,681,423	$18,303	4.41%

Noninterest-earning assets:
Cash and due from banks	9,115			10,271
Premises and equipment, net	40,937			38,189
Other assets	12,318			14,398
Total Assets	$1,859,977			$1,744,281

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$604,247	$2,811	1.89%	$607,344	$1,976	1.32%
Savings deposits	110,130	138	0.51%	110,240	82	0.30%
Time deposits	706,824	4,007	2.30%	592,057	2,085	1.43%
Borrowings	34,510	426	5.00%	38,407	405	4.27%
Total interest-bearing liabilities	1,455,711	$7,382	2.06%	1,348,048	$4,548	1.37%

Noninterest-bearing liabilities:
Demand deposits	246,895			249,678
Other	6,771			4,567
Total Liabilities	1,709,377			1,602,293

Shareholders' equity	150,600			141,988
Total Liabilities and Shareholders' Equity	$1,859,977			$1,744,281
Net interest income		$14,593			$13,755

Net interest rate spread (2)			2.90%			3.04%
Net interest-earning assets (3)	$341,896			$333,375
Net interest margin (4), (5)			3.29%			3.32%

Average interest-earning assets to interest-bearing liabilities			123.49%			124.73%

(1)	Includes Federal Reserve balances reporting in cash and due from banks on the consolidated balance sheets.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

(5)
The tax adjusted net interest margin was 3.30% and 3.34% for the above periods ended March 31, 2019 and 2018, respectively. A 21% tax rate was used to calculate the effect on securities income from tax exempt securities for the above periods ended March 31, 2019 and 2018, respectively.

(6)	Annualized.

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

For the three months ended March 31, 2019, the provision for loan losses was $0.8 million compared to $0.6 million for the same period in 2018. The allowance for loan losses at March 31, 2019 was $11.0 million and was 0.85% of total loans. The increase in the provision was attributed to the additional provisions on loans evaluated individually for impairment which reflect the increase in non-performing loans. Total charge-offs were $0.6 million for the three months ended March 31, 2019 and $0.2 million for the same period in 2018. The allowance for loan losses as a percentage of total loans was 0.91% prior to the inclusion of the acquired loans from Premier.

We believe that the allowance is adequate to cover potential losses in the loan portfolio given the current economic conditions, and current expected net charge-offs and non-performing asset levels.
Noninterest Income

Our primary sources of recurring noninterest income are customer service fees, ATM and debit card fees, loan fees, gains on the sales of loans and available for sale securities and other service fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.

Noninterest income totaled $1.3 million for the three months ended March 31, 2019, a decrease of $0.3 million from $1.6 million for the three months ended March 31, 2018.  The decrease was primarily due to lower gains on securities sales.  Net securities losses were $0.4 million for the three months ended March 31, 2019 as compared to net securities gains of $10,000 for the same period in 2018. The gains and losses on securities sales occurred as First Guaranty sold investment securities in order to fund loan growth. Service charges, commissions and fees totaled $0.6 million for the three months ended March 31, 2019 and $0.7 million for the same period in 2018. ATM and debit card fees totaled $0.5 million for the three months ended March 31, 2019 and 2018. Net gains on the sale of loans were $11,000 for the three months ended March 31, 2019 and $2,000 for the same period in 2018. Other noninterest income totaled $0.6 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively.

Noninterest Expense

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense and other types of expenses. Noninterest expense totaled $11.2 million for the three months ended March 31, 2019 and $10.2 million for the three months ended March 31, 2018. Salaries and benefits expense totaled $6.0 million for the three months ended March 31, 2019 and $5.6 million for the three months ended March 31, 2018. The increase was primarily due to new hires. Occupancy and equipment expense totaled $1.5 million for the three months ended March 31, 2019 and $1.3 million for the same period of 2018. Other noninterest expense totaled $3.7 million for the three months ended March 31, 2019 and  $3.3 million for the three months ended March 31, 2018.

The following table presents, for the periods indicated, the major categories of other noninterest expense:

	Three Months Ended March 31,
(in thousands)	2019	2018
Other noninterest expense:
Legal and professional fees	$472	$463
Data processing	403	367
ATM fees	306	274
Marketing and public relations	357	345
Taxes - sales, capital, and franchise	272	244
Operating supplies	155	135
Software expense and amortization	303	269
Travel and lodging	214	226
Telephone	49	55
Amortization of core deposit intangibles	90	136
Donations	253	87
Net costs from other real estate and repossessions	80	(33)
Regulatory assessment	257	189
Other	510	527
Total other noninterest expense	$3,721	$3,284

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other non-deductible expenses and the statutory tax rate. The provision for income taxes for the three months ended March 31, 2019 and 2018 was $0.8 million and $0.9 million, respectively.  The provision for income taxes decreased due to a decrease in income before income taxes. First Guaranty's statutory tax rate was 21.0% for the three months ended March 31, 2019 and 2018, respectively.

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

First Guaranty's cash and cash equivalents totaled $165.7 million at March 31, 2019 compared to $127.4 million at December 31, 2018. Loans maturing within one year or less at March 31, 2019 totaled $196.5 million. At March 31, 2019, time deposits maturing within one year or less totaled $404.6 million compared to $339.6 million at December 31, 2018. Time deposits maturing after one year through three years totaled $152.8 million at March 31, 2019 compared to $81.2 million at December 31, 2018. Time deposits maturing after three years totaled $181.0 million at March 31, 2019 compared to $80.9 million at December 31, 2018. First Guaranty's held to maturity ("HTM") portfolio at March 31, 2019 was $105.9 million or 28.2% of the investment portfolio compared to $108.3 million or 26.7% at December 31, 2018. The securities in the HTM portfolio are used to collateralize public funds deposits and may also be used to secure borrowings with the Federal Home Loan Bank or Federal Reserve Bank. The agency securities in the HTM portfolio have maturities of 10 years or less. The mortgage-backed securities have stated final maturities of 15 to 20 years at March 31, 2019. The municipal securities in the HTM portfolio have maturities of 20 years or less. The HTM portfolio had a forecasted weighted average life of approximately 5.34 years based on current interest rates. Management regularly monitors the size and composition of the HTM portfolio to evaluate its effect on First Guaranty's liquidity. First Guaranty's available for sale ("AFS") portfolio was $268.9 million or 71.8% of the investment portfolio as of March 31, 2019. The majority of the AFS portfolio was comprised of  U.S. Government Agencies, municipal bonds and investment grade corporate bonds. Management believes these securities are readily marketable and enhance First Guaranty's liquidity.

First Guaranty maintained a net borrowing capacity at the Federal Home Loan Bank totaling $100.2 million and $108.6 million at March 31, 2019 and December 31, 2018, respectively with no FHLB advances outstanding at March 31, 2019 and December 31, 2018, respectively. The change in borrowing capacity with the Federal Home Loan Bank was due to changes in the value that First Guaranty receives on pledged collateral and due to First Guaranty's usage of the line. First Guaranty also has a discount window line with the Federal Reserve Bank. We also maintain federal funds lines of credit at various correspondent banks with borrowing capacity of $100.5 million and a revolving line of credit for $6.5 million, with no outstanding balance at March 31, 2019 secured by a pledge of the Bank's common stock. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources

First Guaranty's capital position is reflected in shareholders' equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total shareholders' equity increased to $154.6 million at March 31, 2019 from $147.3 million at December 31, 2018. The increase in shareholders' equity was principally the result of a decrease of $5.6 million in accumulated other comprehensive loss along with an increase of $1.7 million in retained earnings. The decrease in accumulated other comprehensive loss was primarily attributed to the decrease in unrealized losses on available for sale securities during the three months ended March 31, 2019. The $1.7 million increase in retained earnings was due to net income of $3.1 million during the three month period ended March 31, 2019, partially offset by $1.4 million in cash dividends paid on our common stock during the three months ended March 31, 2019.

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

In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements.  As of March 31, 2019, the Bank's capital conservation buffer was 4.44% exceeding the minimum of 2.50% for 2019.

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

In addition, as a result of the legislation, the federal banking agencies are required to develop a "Community Bank Leverage Ratio" (the ratio of a bank's tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A "qualifying community bank" that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered "well capitalized" under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution's risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%. The federal banking agencies have proposed the Community Bank Leverage Ratio be set at 9%. A financial institution can elect to be subject to this new definition. However, until the federal banking agencies finalize the proposed rule, the Basel III rules remain in effect.

 At March 31, 2019, we satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.

	"Well Capitalized Minimums"	As of March 31, 2019	As of December 31, 2018
Bank:
Tier 1 Leverage Ratio	5.00%	9.26%	9.79%
Tier 1 Risk-based Capital Ratio	8.00%	11.69%	12.20%
Total Risk-based Capital Ratio	10.00%	12.44%	12.97%
Common Equity Tier One Capital Ratio	6.50%	11.69%	12.20%

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

The following interest sensitivity analysis is one measurement of interest rate risk. This analysis reflects the contractual maturity characteristics of assets and liabilities over various time periods. This analysis does not factor in prepayments or interest rate floors on loans which may significantly change the report. This table includes nonaccrual loans in their respective maturity periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at March 31, 2019 illustrated below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

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

	March 31, 2019
	Interest Sensitivity Within
(in thousands except for %)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$471,145	$99,615	$570,760	$727,933	$1,298,693
Securities (including FHLB stock)	4,192	1,628	5,820	371,383	377,203
Federal Funds Sold	416	—	416	—	416
Other earning assets	156,781	—	156,781	—	156,781
Total earning assets	$632,534	$101,243	$733,777	$1,099,316	$1,833,093

Source of Funds:
Interest-bearing accounts:
Demand deposits	$608,256	$—	$608,256	$—	$608,256
Savings deposits	112,238	—	112,238	—	112,238
Time deposits	254,226	150,416	404,642	333,808	738,450
Short-term borrowings	—	—	—	—	—
Senior long-term debt	19,105	—	19,105	—	19,105
Junior subordinated debt	—	—	—	14,709	14,709
Noninterest-bearing, net	—	—	—	340,335	340,335
Total source of funds	$993,825	$150,416	$1,144,241	$688,852	$1,833,093

Period gap	$(361,291)	$(49,173)	$(410,464)	$410,464
Cumulative gap	$(361,291)	$(410,464)	$(410,464)	$—

Cumulative gap as a percent of earning assets	(19.7)%	(22.4)%	(22.4)%

Net interest income at risk measures the risk of a decline in earnings due to changes in interest rates. The first table below presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in the yield curve over a 12-month horizon at March 31, 2019. Shifts are measured in 100 basis point increments (+400 through -100 basis points) from base case. We do not present shifts less than 100 basis points because of the current low interest rate environment. The base case scenario encompasses key assumptions for asset/liability mix, loan and deposit growth, pricing, prepayment speeds, deposit decay rates, securities portfolio cash flows and reinvestment strategy and the market value of certain assets under the various interest rate scenarios. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous shocks are performed against that yield curve. The second table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from a gradual shift in the yield curve over a 12 month horizon.

Instantaneous Changes in Interest Rates (In Basis Points)	Percent Change In Net Interest Income
400	(2.21)%
300	(1.28)%
200	(0.64)%
100	—%
Base	—%
(100)	0.33%

Gradual Change in Interest Rates (In Basis Points)	Percent Change In Net Interest Income
400	(1.06)%
300	(0.73)%
200	(0.42)%
100	(0.13)%
Base	—%
(100)	0.88%

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

At March 31, 2019, First Guaranty is subject to various legal proceedings in the normal course of business and otherwise. It is our belief that the ultimate resolution of such claims will not have a material adverse effect on First Guaranty's financial position or results of operations.

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

FIRST GUARANTY BANCSHARES, INC.

Date: May 9, 2019	By: /s/ Alton B. Lewis
Alton B. Lewis
Principal Executive Officer

Date: May 9, 2019	By: /s/ Eric J. Dosch
Eric J. Dosch
Principal Financial Officer
Secretary and Treasurer