Form 10-Q
period 2019-06-30
First Guaranty Bancshares, Inc.
filed 2019-08-09
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2019
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
Yes ☐No ☒

As of August 8, 2019 the registrant had 8,807,175 shares of $1 par value common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents:
Cash and due from banks	$169,648	$127,416
Federal funds sold	519	549
Cash and cash equivalents	170,167	127,965

Investment securities:
Available for sale, at fair value	228,745	296,977
Held to maturity, at cost (estimated fair value of $102,623 and $104,840 respectively)	103,183	108,326
Investment securities	331,928	405,303

Federal Home Loan Bank stock, at cost	2,422	2,393
Loans held for sale	—	344

Loans, net of unearned income	1,300,553	1,225,268
Less: allowance for loan losses	10,908	10,776
Net loans	1,289,645	1,214,492

Premises and equipment, net	43,275	39,695
Goodwill	3,472	3,472
Intangible assets, net	3,203	3,528
Other real estate, net	3,734	1,138
Accrued interest receivable	7,055	6,716
Other assets	18,540	12,165
Total Assets	$1,873,441	$1,817,211

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$250,637	$244,516
Interest-bearing demand	598,653	594,359
Savings	110,383	109,958
Time	713,270	680,789
Total deposits	1,672,943	1,629,622

Short-term borrowings	—	—
Accrued interest payable	4,600	3,952
Senior long-term debt	18,371	19,838
Junior subordinated debentures	14,719	14,700
Other liabilities	3,670	1,815
Total Liabilities	1,714,303	1,669,927

Shareholders' Equity
Common stock:
$1 par value - authorized 100,600,000 shares; issued 8,807,175 shares	8,807	8,807
Surplus	92,268	92,268
Retained earnings	56,874	53,347
Accumulated other comprehensive income (loss)	1,189	(7,138)
Total Shareholders' Equity	159,138	147,284
Total Liabilities and Shareholders' Equity	$1,873,441	$1,817,211
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2019	2018	2019	2018
Interest Income:
Loans (including fees)	$19,920	$15,919	$38,402	$30,783
Deposits with other banks	953	31	1,589	116
Securities (including FHLB stock)	2,565	3,330	5,422	6,683
Federal funds sold	1	—	1	1
Total Interest Income	23,439	19,280	45,414	37,583

Interest Expense:
Demand deposits	2,831	2,142	5,642	4,118
Savings deposits	142	92	280	174
Time deposits	4,356	2,290	8,363	4,375
Borrowings	408	472	834	877
Total Interest Expense	7,737	4,996	15,119	9,544

Net Interest Income	15,702	14,284	30,295	28,039
Less: Provision for loan losses	1,634	(409)	2,421	196
Net Interest Income after Provision for Loan Losses	14,068	14,693	27,874	27,843

Noninterest Income:
Service charges, commissions and fees	613	777	1,221	1,494
ATM and debit card fees	579	531	1,107	1,032
Net (losses) gains on securities	(14)	(216)	(416)	(206)
Net gains on sale of loans	53	129	64	131
Other	415	547	971	895
Total Noninterest Income	1,646	1,768	2,947	3,346

Noninterest Expense:
Salaries and employee benefits	6,146	5,633	12,108	11,215
Occupancy and equipment expense	1,530	1,397	3,015	2,738
Other	3,986	3,647	7,707	6,931
Total Noninterest Expense	11,662	10,677	22,830	20,884

Income Before Income Taxes	4,052	5,784	7,991	10,305
Less: Provision for income taxes	839	1,187	1,646	2,107
Net Income	$3,213	$4,597	$6,345	$8,198

Per Common Share:
Earnings	$0.36	$0.52	$0.72	$0.93
Cash dividends paid	$0.16	$0.16	$0.32	$0.32

Weighted Average Common Shares Outstanding	8,807,175	8,807,175	8,807,175	8,807,175
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net Income	$3,213	$4,597	$6,345	$8,198
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	3,470	(2,737)	10,125	(10,540)
Reclassification adjustments for gains (losses) included in net income	14	216	416	206
Change in unrealized gains (losses) on securities	3,484	(2,521)	10,541	(10,334)
Tax impact	(732)	529	(2,214)	2,170
Other comprehensive income (loss)	2,752	(1,992)	8,327	(8,164)
Comprehensive Income	$5,965	$2,605	$14,672	$34
 See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

	Common Stock $1 Par	Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
(in thousands, except per share data)
Balance December 31, 2017	$8,807	$92,268	$44,464	$(1,556)	$143,983
Net income	—	—	8,198	—	8,198
Other comprehensive income (loss)	—	—	—	(8,164)	(8,164)
Cash dividends on common stock ($0.32 per share)	—	—	(2,818)	—	(2,818)
Balance June 30, 2018 (unaudited)	$8,807	$92,268	$49,844	$(9,720)	$141,199

Balance December 31, 2018	$8,807	$92,268	$53,347	$(7,138)	$147,284
Net income	—	—	6,345	—	6,345
Other comprehensive income	—	—	—	8,327	8,327
Cash dividends on common stock ($0.32 per share)	—	—	(2,818)	—	(2,818)
Balance June 30, 2019 (unaudited)	$8,807	$92,268	$56,874	$1,189	$159,138
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(in thousands)	2019	2018
Cash Flows From Operating Activities
Net income	$6,345	$8,198
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,421	196
Depreciation and amortization	1,544	1,383
Amortization/Accretion of investments	589	762
Loss on sale/call of securities	416	206
Loss (gain) on sale of assets	2	(148)
Repossessed asset write downs, gains and losses on dispositions	106	(96)
FHLB stock dividends	(29)	(8)
Net decrease in loans held for sale	344	669
Change in other assets and liabilities, net	1,871	3,609
Net Cash Provided By Operating Activities	13,609	14,771

Cash Flows From Investing Activities
Proceeds from maturities and calls of HTM securities	4,885	5,768
Proceeds from maturities, calls and sales of AFS securities	117,174	259,964
Funds Invested in AFS securities	(46,177)	(237,510)
Net increase in loans	(81,536)	(23,942)
Purchase of premises and equipment	(4,790)	(1,147)
Proceeds from sales of premises and equipment	5	38
Proceeds from sales of other real estate owned	—	316
Net Cash (Used In) Provided By Investing Activities	(10,439)	3,487

Cash Flows From Financing Activities
Net increase (decrease) in deposits	43,321	(19,618)
Net decrease in federal funds purchased and short-term borrowings	—	(4,575)
Repayment of long-term borrowings	(1,471)	(1,471)
Dividends paid	(2,818)	(2,818)
Net Cash Provided By (Used In) Financing Activities	39,032	(28,482)

Net Increase (Decrease) In Cash and Cash Equivalents	42,202	(10,224)
Cash and Cash Equivalents at the Beginning of the Period	127,965	38,028
Cash and Cash Equivalents at the End of the Period	$170,167	$27,804

Noncash Activities:
Acquisition of real estate in settlement of loans	$2,704	$164

Cash Paid During The Period:
Interest on deposits and borrowed funds	$14,471	$9,575
Income taxes	$2,023	$1,520

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations at June 30, 2019 and for the three and six month periods ended June 30, 2019 and 2018 are not necessarily indicative of the results expected for the full year or any other interim period. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and the valuation of investment securities.

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

In July 2019, the FASB decided to add a project to its technical agenda to propose staggered effective dates for certain accounting standards, including ASU 2016-13.  The FASB has proposed an approach that ASU 2016-13 will be effective for Public Business Entities that are SEC filers, excluding smaller reporting companies such as First Guaranty, for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years.  For all other entities, including smaller reporting companies like First Guaranty, ASU 2016-13 will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.   For all entities, early adoption will continue to be permitted; that is, early adoption is allowed for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (that is, effective January 1, 2019, for calendar-year-end companies).  The FASB is currently in the process of drafting a proposed ASU for this project to be voted upon by FASB members after a 30 day comment period.  First Guaranty is currently a smaller reporting company, and if this proposal is approved and becomes effective, First Guaranty’s expected adoption date for ASU 2016-13 would change from fiscal years beginning after December 15, 2019 to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.

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

In May 2019, the FASB issued ASU No. 2019-05, "Financial Instruments - Credit Losses: Targeted Transition Relief". The amendments in this ASU provide entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments - Overall, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. The amended guidance in this ASU are effective for annual and interim periods beginning after December 15, 2019. First Guaranty is currently evaluating the impact of this accounting standard on the Consolidated Financial Statements.

Note 3. Securities

A summary comparison of securities by type at June 30, 2019 and December 31, 2018 is shown below.

	June 30, 2019				December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasuries	$18,990	$—	$—	$18,990	$—	$—	$—	$—
U.S. Government Agencies	98,992	23	(134)	98,881	146,911	—	(5,522)	141,389
Corporate debt securities	52,093	438	(403)	52,128	76,310	72	(3,504)	72,878
Mutual funds or other equity securities	496	—	—	496	483	—	—	483
Municipal bonds	23,256	1,748	(6)	24,998	32,956	1,120	(175)	33,901
Collateralized mortgage obligations	824	6	—	830	918	—	(14)	904
Mortgage-backed securities	32,588	86	(252)	32,422	48,434	—	(1,012)	47,422
Total available for sale securities	$227,239	$2,301	$(795)	$228,745	$306,012	$1,192	$(10,227)	$296,977

Held to maturity:
U.S. Government Agencies	$28,173	$1	$(155)	$28,019	$28,172	$—	$(1,081)	$27,091
Municipal bonds	5,142	133	(2)	5,273	5,227	—	(101)	5,126
Mortgage-backed securities	69,868	4	(541)	69,331	74,927	—	(2,304)	72,623
Total held to maturity securities	$103,183	$138	$(698)	$102,623	$108,326	$—	$(3,486)	$104,840

The scheduled maturities of securities at June 30, 2019, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to calls or prepayments. Mortgage-backed securities are not due at a single maturity because of amortization and potential prepayment of the underlying mortgages. For this reason they are presented separately in the maturity table below.

	At June 30, 2019
(in thousands)	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$21,716	$21,740
Due after one year through five years	42,976	43,465
Due after five years through 10 years	114,068	114,728
Over 10 years	15,067	15,560
Subtotal	193,827	195,493
Collateralized mortgage obligations	824	830
Mortgage-backed securities	32,588	32,422
Total available for sale securities	$227,239	$228,745

Held to maturity:
Due in one year or less	$5,049	$5,027
Due after one year through five years	2,149	2,126
Due after five years through 10 years	21,520	21,412
Over 10 years	4,597	4,727
Subtotal	33,315	33,292
Mortgage-backed securities	69,868	69,331
Total held to maturity securities	$103,183	$102,623

At June 30, 2019, $240.2 million of First Guaranty's securities were pledged to secure public funds deposits and borrowings. The pledged securities had a market value of $239.7 million as of June 30, 2019.

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at June 30, 2019.

				At June 30, 2019
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	1	$18,990	$—	—	$—	$—	1	$18,990	$—
U.S. Government Agencies	—	—	—	15	45,899	(134)	15	45,899	(134)
Corporate debt securities	3	1,622	(28)	56	17,888	(375)	59	19,510	(403)
Mutual funds or other equity securities	—	—	—	—	—	—	—	—	—
Municipal bonds	—	—	—	6	784	(6)	6	784	(6)
Collateralized mortgage obligations	—	—	—	1	110	—	1	110	—
Mortgage-backed securities	—	—	—	23	22,579	(252)	23	22,579	(252)
Total available for sale securities	4	$20,612	$(28)	101	$87,260	$(767)	105	$107,872	$(795)

Held to maturity:
U.S. Government Agencies	—	$—	$—	11	$19,018	$(155)	11	$19,018	$(155)
Municipal bonds	—	—	—	2	198	(2)	2	198	(2)
Mortgage-backed securities	—	—	—	53	66,634	(541)	53	66,634	(541)
Total held to maturity securities	—	$—	$—	66	$85,850	$(698)	66	$85,850	$(698)

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

As of June 30, 2019, 171 of First Guaranty's debt securities had unrealized losses totaling 0.8% of the individual securities' amortized cost basis and 0.5% of First Guaranty's total amortized cost basis of the investment securities portfolio. 167 of the 171 securities had been in a continuous loss position for over 12 months at such date. The 167 securities had an aggregate amortized cost basis of $174.6 million and an unrealized loss of $1.5 million at June 30, 2019. Management has the intent and ability to hold these debt securities until maturity or until anticipated recovery.

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

Corporate debt securities in a loss position consist primarily of corporate bonds issued by businesses in the financial, insurance, utility, manufacturing, industrial, consumer products and oil and gas industries. No securities with an other-than-temporary impairment loss were held at June 30, 2019. First Guaranty believes that the remaining issuers will be able to fulfill the obligations of these securities based on evaluations described above. First Guaranty has the ability and intent to hold these securities until they recover, which could be at their maturity dates.

There were no other-than-temporary impairment losses recognized on securities during the six months ended June 30, 2019 and 2018.

The following table presents a roll-forward of the amount of credit losses on debt securities held by First Guaranty for which a portion of OTTI was recognized in other comprehensive income for the six months ended June 30, 2019 and 2018:

(in thousands)	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Beginning balance of credit losses at end of prior year	$60	$60
Other-than-temporary impairment credit losses on securities not previously OTTI	—	—
Increases for additional credit losses on securities previously determined to be OTTI	—	—
Reduction for increases in cash flows	—	—
Reduction due to credit impaired securities sold or fully settled	(60)	—
Ending balance of cumulative credit losses recognized in earnings at end of period	$—	$60

In the first six months of 2019 there were no other-than-temporary impairment credit losses on securities for which we had previously recognized OTTI. For securities that have indications of credit related impairment, management analyzes future expected cash flows to determine if any credit related impairment is evident. Estimated cash flows are determined using management's best estimate of future cash flows based on specific assumptions. The assumptions used to determine the cash flows were based on estimates of loss severity and credit default probabilities. Management reviews reports from credit rating agencies and public filings of issuers.

At June 30, 2019, First Guaranty's exposure to bond issuers that exceeded 10% of shareholders' equity is below:

	At June 30, 2019
(in thousands)	Amortized Cost	Fair Value
U.S. Government Treasuries (U.S.)	$18,990	$18,990
Federal Home Loan Bank (FHLB)	35,402	35,339
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	37,145	36,927
Federal National Mortgage Association (Fannie Mae-FNMA)	67,311	66,804
Federal Farm Credit Bank (FFCB)	89,763	89,583
Total	$248,611	$247,643

Note 4. Loans

The following table summarizes the components of First Guaranty's loan portfolio as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$148,156	11.4%	$124,644	10.1%
Farmland	17,414	1.3%	18,401	1.5%
1- 4 Family	185,234	14.2%	172,760	14.1%
Multifamily	44,104	3.4%	42,918	3.5%
Non-farm non-residential	604,523	46.4%	586,263	47.7%
Total Real Estate	999,431	76.7%	944,986	76.9%
Non-Real Estate:
Agricultural	26,587	2.0%	23,108	1.9%
Commercial and industrial	199,768	15.3%	200,877	16.4%
Consumer and other	78,321	6.0%	59,443	4.8%
Total Non-Real Estate	304,676	23.3%	283,428	23.1%
Total Loans Before Unearned Income	1,304,107	100.0%	1,228,414	100.0%
Unearned income	(3,554)		(3,146)
Total Loans Net of Unearned Income	$1,300,553		$1,225,268

The following table summarizes fixed and floating rate loans by contractual maturity, excluding nonaccrual loans, as of June 30, 2019 and December 31, 2018 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	June 30, 2019			December 31, 2018
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$139,146	$78,717	$217,863	$108,160	$80,895	$189,055
More than one to five years	424,191	320,675	744,866	393,344	287,737	681,081
More than five to 15 years	110,593	78,992	189,585	118,715	86,779	205,494
Over 15 years	97,380	45,065	142,445	85,611	58,430	144,041
Subtotal	$771,310	$523,449	1,294,759	$705,830	$513,841	1,219,671
Nonaccrual loans			9,348			8,743
Total Loans Before Unearned Income			1,304,107			1,228,414
Unearned income			(3,554)			(3,146)
Total Loans Net of Unearned Income			$1,300,553			$1,225,268

As of June 30, 2019, $47.4 million of floating rate loans were at their interest rate floor. At December 31, 2018, $27.7 million of floating rate loans were at the interest rate floor. Nonaccrual loans have been excluded from these totals.

The following tables present the age analysis of past due loans at June 30, 2019 and December 31, 2018:

	As of June 30, 2019
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$746	$402	$1,148	$147,008	$148,156	$—
Farmland	3,157	1,337	4,494	12,920	17,414	—
1- 4 family	3,014	1,738	4,752	180,482	185,234	60
Multifamily	—	—	—	44,104	44,104	—
Non-farm non-residential	10,142	1,077	11,219	593,304	604,523	468
Total Real Estate	17,059	4,554	21,613	977,818	999,431	528
Non-Real Estate:
Agricultural	24	5,165	5,189	21,398	26,587	242
Commercial and industrial	558	489	1,047	198,721	199,768	127
Consumer and other	3,682	56	3,738	74,583	78,321	19
Total Non-Real Estate	4,264	5,710	9,974	294,702	304,676	388
Total Loans Before Unearned Income	$21,323	$10,264	$31,587	$1,272,520	$1,304,107	$916
Unearned income					(3,554)
Total Loans Net of Unearned Income					$1,300,553

	As of December 31, 2018
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$936	$311	$1,247	$123,397	$124,644	$—
Farmland	—	1,293	1,293	17,108	18,401	—
1- 4 family	4,333	2,272	6,605	166,155	172,760	26
Multifamily	648	—	648	42,270	42,918	—
Non-farm non-residential	4,897	864	5,761	580,502	586,263	—
Total Real Estate	10,814	4,740	15,554	929,432	944,986	26
Non-Real Estate:
Agricultural	528	3,651	4,179	18,929	23,108	—
Commercial and industrial	742	370	1,112	199,765	200,877	53
Consumer and other	537	127	664	58,779	59,443	66
Total Non-Real Estate	1,807	4,148	5,955	277,473	283,428	119
Total Loans Before Unearned Income	$12,621	$8,888	$21,509	$1,206,905	$1,228,414	$145
Unearned income					(3,146)
Total Loans Net of Unearned Income					$1,225,268

The tables above include $9.3 million and $8.7 million of nonaccrual loans at June 30, 2019 and December 31, 2018, respectively. See the tables below for more detail on nonaccrual loans.

The following is a summary of nonaccrual loans by class at the dates indicated:

(in thousands)	As of June 30, 2019	As of December 31, 2018
Real Estate:
Construction & land development	$402	$311
Farmland	1,337	1,293
1- 4 family	1,678	2,246
Multifamily	—	—
Non-farm non-residential	609	864
Total Real Estate	4,026	4,714
Non-Real Estate:
Agricultural	4,923	3,651
Commercial and industrial	362	317
Consumer and other	37	61
Total Non-Real Estate	5,322	4,029
Total Nonaccrual Loans	$9,348	$8,743

The following table identifies the credit exposure of the loan portfolio, including loans acquired with deteriorated credit quality, by specific credit ratings as of the dates indicated:

	As of June 30, 2019					As of December 31, 2018
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Construction & land development	$140,026	$5,521	$2,609	$—	$148,156	$116,062	$5,698	$2,884	$—	$124,644
Farmland	12,843	3,166	1,405	—	17,414	13,151	3,888	1,362	—	18,401
1- 4 family	173,993	4,462	6,779	—	185,234	160,581	2,815	9,364	—	172,760
Multifamily	36,111	810	7,183	—	44,104	35,554	—	7,364	—	42,918
Non-farm non-residential	587,283	2,881	14,359	—	604,523	564,993	2,888	17,859	523	586,263
Total Real Estate	950,256	16,840	32,335	—	999,431	890,341	15,289	38,833	523	944,986
Non-Real Estate:
Agricultural	21,262	43	5,282	—	26,587	19,050	43	4,015	—	23,108
Commercial and industrial	179,978	16,096	3,694	—	199,768	186,176	10,930	3,771	—	200,877
Consumer and other	78,046	178	97	—	78,321	59,119	151	173	—	59,443
Total Non-Real Estate	279,286	16,317	9,073	—	304,676	264,345	11,124	7,959	—	283,428
Total Loans Before Unearned Income	$1,229,542	$33,157	$41,408	$—	1,304,107	$1,154,686	$26,413	$46,792	$523	1,228,414
Unearned income					(3,554)					(3,146)
Total Loans Net of Unearned Income					$1,300,553					$1,225,268

Purchased Impaired Loans

As part of the acquisition of Premier Bancshares, Inc. ("Premier") on June 16, 2017, First Guaranty purchased credit impaired loans for which there was, at acquisition, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows at June 30, 2019 and  December 31, 2018.

(in thousands)	As of June 30, 2019	As of December 31, 2018
Real Estate:
Construction & land development	$—	$—
Farmland	—	1
1- 4 family	46	48
Multifamily	—	—
Non-farm non-residential	2,029	2,301
Total Real Estate	2,075	2,350
Non-Real Estate:
Agricultural	—	—
Commercial and industrial	896	909
Consumer and other	—	—
Total Non-Real Estate	896	909
Total	$2,971	$3,259

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

The accretable yield, or income expected to be collected, on the purchased loans above is as follows for the six months ended June 30, 2019 and 2018.

(in thousands)	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Balance, beginning of period	$613	$1,031
Acquisition accretable yield	—	—
Accretion	(699)	(311)
Net transfers from nonaccretable difference to accretable yield	498	—
Balance, end of period	$412	$720

Note 5. Allowance for Loan Losses

A summary of changes in the allowance for loan losses, by portfolio type, for the six months ended June 30, 2019 and 2018 are as follows:

	For the Six Months Ended June 30,
	2019					2018
(in thousands)	Beginning Allowance (12/31/2018)	Charge-offs	Recoveries	Provision	Ending Allowance (6/30/2019)	Beginning Allowance (12/31/2017)	Charge-offs	Recoveries	Provision	Ending Allowance (6/30/2018)
Real Estate:
Construction & land development	$581	$—	$—	$98	$679	$628	$—	$3	$—	$631
Farmland	41	—	—	7	48	5	—	—	24	29
1- 4 family	911	(522)	31	303	723	1,078	(97)	84	(160)	905
Multifamily	1,318	—	—	32	1,350	994	—	20	384	1,398
Non-farm non-residential	4,771	(845)	4	585	4,515	2,811	—	51	1,813	4,675
Total Real Estate	7,622	(1,367)	35	1,025	7,315	5,516	(97)	158	2,061	7,638
Non-Real Estate:
Agricultural	339	—	—	161	500	187	(49)	12	374	524
Commercial and industrial	1,909	(343)	16	499	2,081	2,377	(102)	1,615	(1,912)	1,978
Consumer and other	891	(748)	118	736	997	1,125	(285)	97	(324)	613
Unallocated	15	—	—	—	15	20	—	—	(3)	17
Total Non-Real Estate	3,154	(1,091)	134	1,396	3,593	3,709	(436)	1,724	(1,865)	3,132
Total	$10,776	$(2,458)	$169	$2,421	$10,908	$9,225	$(533)	$1,882	$196	$10,770

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio and by recoveries. The result is an allocation of the loan loss reserve from one category to another.

A summary of the allowance and loans, including loans acquired with deteriorated credit quality, individually and collectively evaluated for impairment are as follows:

	As of June 30, 2019
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Individually Evaluated for Purchased Credit-Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Individually Evaluated for Purchased Credit-Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$—	$—	$679	$679	$—	$—	$148,156	$148,156
Farmland	—	—	48	48	552	—	16,862	17,414
1- 4 family	—	—	723	723	1,249	46	183,939	185,234
Multifamily	—	—	1,350	1,350	—	—	44,104	44,104
Non-farm non-residential	1,116	—	3,399	4,515	3,036	2,029	599,458	604,523
Total Real Estate	1,116	—	6,199	7,315	4,837	2,075	992,519	999,431
Non-Real Estate:
Agricultural	—	—	500	500	4,032	—	22,555	26,587
Commercial and industrial	114	—	1,967	2,081	1,033	896	197,839	199,768
Consumer and other	—	—	997	997	—	—	78,321	78,321
Unallocated	—	—	15	15	—	—	—	—
Total Non-Real Estate	114	—	3,479	3,593	5,065	896	298,715	304,676
Total	$1,230	$—	$9,678	$10,908	$9,902	$2,971	$1,291,234	1,304,107
Unearned Income								(3,554)
Total Loans Net of Unearned Income								$1,300,553

	As of December 31, 2018
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Individually Evaluated for Purchased Credit-Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Individually Evaluated for Purchased Credit-Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$38	$—	$543	$581	$304	$—	$124,340	$124,644
Farmland	—	—	41	41	552	1	17,848	18,401
1- 4 family	—	—	911	911	631	48	172,081	172,760
Multifamily	—	—	1,318	1,318	—	—	42,918	42,918
Non-farm non-residential	1,152	—	3,619	4,771	4,881	2,301	579,081	586,263
Total Real Estate	1,190	—	6,432	7,622	6,368	2,350	936,268	944,986
Non-Real Estate:
Agricultural	—	—	339	339	2,983	—	20,125	23,108
Commercial and industrial	110	—	1,799	1,909	1,088	909	198,880	200,877
Consumer and other	—	—	891	891	—	—	59,443	59,443
Unallocated	—	—	15	15	—	—	—	—
Total Non-Real Estate	110	—	3,044	3,154	4,071	909	278,448	283,428
Total	$1,300	$—	$9,476	$10,776	$10,439	$3,259	$1,214,716	1,228,414
Unearned Income								(3,146)
Total loans net of unearned income								$1,225,268

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

The following is a summary of impaired loans, excluding loans acquired with deteriorated credit quality, by class as of the date indicated:

	As of June 30, 2019
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
1- 4 family	1,249	1,249	—	1,264	25	25
Multifamily	—	—	—	—	—	—
Non-farm non-residential	—	—	—	—	—	—
Total Real Estate	1,249	1,249	—	1,264	25	25
Non-Real Estate:
Agricultural	4,584	4,662	—	4,584	11	—
Commercial and industrial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total Non-Real Estate	4,584	4,662	—	4,584	11	—
Total Impaired Loans with no related allowance	5,833	5,911	—	5,848	36	25

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
1- 4 family	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Non-farm non-residential	3,036	3,036	1,116	3,049	70	74
Total Real Estate	3,036	3,036	1,116	3,049	70	74
Non-Real Estate:
Agricultural	—	—	—		—	—
Commercial and industrial	1,033	1,033	114	1,055	24	34
Consumer and other	—	—	—	—	—	—
Total Non-Real Estate	1,033	1,033	114	1,055	24	34
Total Impaired Loans with an allowance recorded	4,069	4,069	1,230	4,104	94	108

Total Impaired Loans	$9,902	$9,980	$1,230	$9,952	$130	$133

The following is a summary of impaired loans, excluding loans acquired with deteriorated credit quality, by class as of the date indicated:

	As of December 31, 2018
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
1- 4 family	631	631	—	626	13	—
Multifamily	—	—	—	—	—	—
Non-farm non-residential	523	523	—	536	33	34
Total Real Estate	1,154	1,154	—	1,162	46	34
Non-Real Estate:
Agricultural	3,535	3,613	—	3,583	173	272
Commercial and industrial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total Non-Real Estate	3,535	3,613	—	3,583	173	272
Total Impaired Loans with no related allowance	4,689	4,767	—	4,745	219	306

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
1- 4 family	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Non-farm non-residential	3,070	3,070	1,150	3,104	139	139
Total Real Estate	3,070	3,070	1,150	3,104	139	139
Non-Real Estate:
Agricultural	—	—	—	—	—	—
Commercial and industrial	1,088	1,088	110	1,115	55	64
Consumer and other	—	—	—	—	—	—
Total Non-Real Estate	1,088	1,088	110	1,115	55	64
Total Impaired Loans with an allowance recorded	4,158	4,158	1,260	4,219	194	203

Total Impaired Loans	$8,847	$8,925	$1,260	$8,964	$413	$509

Troubled Debt Restructurings

A troubled debt restructuring ("TDR") is considered such if the lender for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. The modifications to First Guaranty's TDRs were concessions on either the interest rate charged or the amortization. The effect of the modifications to First Guaranty was a reduction in interest income. These loans have an allocated reserve in First Guaranty's allowance for loan losses. First Guaranty has not restructured any loans that are considered TDRs in the six months ended June 30, 2019.

The following table identifies the TDRs as of June 30, 2019 and December 31, 2018:

	June 30, 2019				December 31, 2018
	Accruing Loans				Accruing Loans
(in thousands)	Current	30-89 Days Past Due	Nonaccrual	Total TDRs	Current	30-89 Days Past Due	Nonaccrual	Total TDRs
Real Estate:
Construction & land development	$—	$—	$—	$—	$—	$—	$304	$304
Farmland	—	—	—	—	—	—	—	—
1- 4 Family	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Non-farm non residential	—	—	—	—	1,288	—	—	1,288
Total Real Estate	—	—	—	—	1,288	—	304	1,592
Non-Real Estate:
Agricultural	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
Total Non-Real Estate	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$1,288	$—	$304	$1,592

The following table discloses TDR activity for the six months ended June 30, 2019.

	Troubled Debt Restructured Loans Activity Six Months Ended June 30, 2019
(in thousands)	Beginning balance December 31, 2018	New TDRs	Charge-offs post-modification	Transferred to ORE	Paydowns	Construction to permanent financing	Restructured to market terms	Other adjustments	Ending balance June 30, 2019
Real Estate:
Construction & land development	$304	$—	$—	$—	$—	$—	$(304)	$—	$—
Farmland	—	—	—	—	—	—	—	—	—
1 - 4 family	—	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—	—
Non-farm non-residential	1,288	—	—	—	—	—	(1,288)	—	—
Total Real Estate	1,592	—	—	—	—	—	(1,592)	—	—
Non-Real Estate:
Agricultural	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—	—
Total Non-Real Estate	—	—	—	—	—	—	—	—	—
Total	$1,592	$—	$—	$—	$—	$—	$(1,592)	—	$—

Note 6. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to impairment testing. Other intangible assets continue to be amortized over their useful lives. First Guaranty's goodwill is the difference in purchase price over the fair value of net assets acquired from its acquisition of Homestead Bancorp in 2007 and Premier in 2017. Goodwill totaled $3.5 million at June 30, 2019 and December 31, 2018. No impairment charges have been recognized on First Guaranty's intangible assets.  Loan servicing assets decreased $0.1 million to $0.7 million at June 30, 2019 compared to December 31, 2018. Other intangible assets recorded include core deposit intangibles, which are subject to amortization. The weighted-average amortization period remaining for First Guaranty's core deposit intangibles is 9.1 years at June 30, 2019. The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions.

Note 7. Other Real Estate (ORE)

Other real estate owned consists of the following at the dates indicated:

(in thousands)	June 30, 2019	December 31, 2018
Real Estate Owned Acquired by Foreclosure:
Residential	$466	$120
Construction & land development	219	241
Non-farm non-residential	3,049	777
Total Other Real Estate Owned and Foreclosed Property	$3,734	$1,138

Loans secured by one-to-four family residential properties in the process of foreclosure totaled $0.5 million as of June 30, 2019.

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

Below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at June 30, 2019 and December 31, 2018:

Contract Amount

(in thousands)	June 30, 2019	December 31, 2018
Commitments to Extend Credit	$114,102	$108,348
Unfunded Commitments under lines of credit	$152,624	$122,212
Commercial and Standby letters of credit	$6,917	$6,912

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

While the final outcome of legal proceedings is inherently uncertain, based on information currently available as of June 30, 2019, any incremental liability arising from First Guaranty's legal proceedings will not have a material adverse effect on First Guaranty's financial position or results of operations.

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified within Level 3 in First Guaranty's portfolio as of June 30, 2019 includes corporate debt and municipal securities.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	June 30, 2019	December 31, 2018
Available for Sale Securities Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$19,486	$483
Level 2: Significant Other Observable Inputs	204,997	291,733
Level 3: Significant Unobservable Inputs	4,262	4,761
Securities available for sale measured at fair value	$228,745	$296,977

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

The change in Level 1 securities available for sale from December 31, 2018 to June 30, 2019 was due principally to a net increase in Treasury bills of $19.0 million. The change in Level 2 securities available for sale from December 31, 2018 to June 30, 2019 was due principally to a reduction in agency, municipal and corporate bonds related to sales and maturities. There were no transfers between Level 1 and 2 securities available for sale from December 31, 2018 to June 30, 2019.

The following table reconciles assets measured at fair value on a recurring basis using unobservable inputs (Level 3):

Level 3 Changes
(in thousands)	June 30, 2019
Balance, beginning of year	$4,761
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	10
Purchases, sales, issuances and settlements, net	(509)
Transfers in and/or out of Level 3	—
Balance as of end of period	$4,262

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held as of June 30, 2019.

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of June 30, 2019 and December 31, 2018, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At June 30, 2019	At December 31, 2018
Impaired Loans - Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	—	—
Level 3: Significant Unobservable Inputs	3,561	3,620
Impaired loans measured at fair value	$3,561	$3,620

Other Real Estate Owned - Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	3,006	1,012
Level 3: Significant Unobservable Inputs	287	126
Other real estate owned measured at fair value	$3,293	$1,138

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

Other Unrecognized Financial Instruments.

The fair value of commitments to extend credit is estimated using the fees charged to enter into similar legally binding agreements, taking into account the remaining terms of the agreements and customers' credit ratings. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. Noninterest-bearing deposits are held at cost. The fair values of letters of credit are based on fees charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At June 30, 2019 and December 31, 2018 the fair value of guarantees under commercial and standby letters of credit was not material.

The estimated fair values and carrying values of the financial instruments at June 30, 2019 and December 31, 2018 are presented in the following table:

	June 30, 2019		December 31, 2018
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Cash and cash equivalents	$170,167	$170,167	$127,965	$127,965
Securities, available for sale	228,745	228,745	296,977	296,977
Securities, held to maturity	103,183	102,623	108,326	104,840
Federal Home Loan Bank stock	2,422	2,422	2,393	2,393
Loans held for sale	—	—	344	379
Loans, net	1,289,645	1,284,534	1,214,492	1,193,886
Accrued interest receivable	7,055	7,055	6,716	6,716

Liabilities
Deposits	$1,672,943	$1,676,587	$1,629,622	$1,625,827
Borrowings	18,371	18,382	19,838	19,853
Junior subordinated debentures	14,719	14,648	14,700	14,537
Accrued interest payable	4,600	4,600	3,952	3,952

There is no material difference between the contract amount and the estimated fair value of off-balance sheet items that are primarily comprised of short-term unfunded loan commitments that are generally at market prices.

Note 11. Subsequent Events

On July 31, 2019, First Guaranty entered into an Agreement and Plan of Shares Exchange (the "Exchange Agreement") with Union Bancshares, Incorporated, a Louisiana corporation ("Union"), pursuant to which First Guaranty will acquire all of the outstanding shares of Union for cash (the "Share Exchange"). Following the consummation of the Share Exchange, Union will merge with and into First Guaranty with First Guaranty as the surviving corporation followed by the merger of Union's wholly-owned subsidiary, The Union Bank ("Union Bank") with and into the Bank, with the Bank continuing as the surviving entity. The Exchange Agreement was unanimously approved by the Board of Directors of each of First Guaranty and Union.

The aggregate purchase price of the transaction is expected to be approximately $43.0 million. Under the terms of the Exchange Agreement, each outstanding share of Union common stock will be converted into the right to receive an amount in cash, equal to 1.5 times the Union estimated tangible book value at September 30, 2019 divided by the number of outstanding shares of Union common stock.

At June 30, 2019, Union Bancshares, Inc. had total consolidated assets of approximately $261.4 million, including loans of $185.8 million. Total deposits were $209.0 million at June 30, 2019.

The Exchange Agreement includes customary representations and warranties made by First Guaranty and Union, each with respect to its and its subsidiaries' businesses. Each party has also agreed to customary covenants, including, among others, covenants relating to the conduct of its business during the interim period between the execution of the Exchange Agreement and the consummation of the Share Exchange.

The Share Exchange is expected to close late in the fourth quarter of 2019 or early in the first quarter of 2020 following receipt of all regulatory and shareholder approvals.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of First Guaranty's financial condition and results of operations is intended to highlight the significant factors affecting First Guaranty's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data at June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly First Guaranty's financial position and results of operations for such periods.

Special Note Regarding Forward-Looking Statements

Congress passed the Private Securities Litigation Act of 1995 in an effort to encourage corporations to provide information about a company's anticipated future financial performance. This act provides a safe harbor for such disclosure, which protects us from unwarranted litigation, if actual results are different from management expectations. This discussion and analysis contains forward-looking statements and reflects management's current views and estimates of future economic circumstances, industry conditions, company performance and financial results. The words "may," "should," "expect," "anticipate," "intend," "plan," "continue," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a number of factors and uncertainties, including, changes in general economic conditions, either nationally or in our market areas, that are worse than expected; competition among depository and other financial institutions; inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments; adverse changes in the securities markets; changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements; our ability to enter new markets successfully and capitalize on growth opportunities; our ability to successfully integrate acquired entities; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board; changes in our organization, compensation and benefit plans; changes in our financial condition or results of operations that reduce capital available to pay dividends; and changes in the financial condition or future prospects of issuers of securities that we own, which could cause our actual results and experience to differ from the anticipated results and expectations, expressed in such forward-looking statements. We undertake no obligation to publicly update any forward looking statement, whether as a result of new information, future events or otherwise.

Second Quarter and Six Months Ended June 30, 2019 Financial Overview

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

Financial highlights for the second quarter and six months ended June 30, 2019 are as follows:

•
Total assets increased $56.2 million, or 3.1%, to $1.9 billion at June 30, 2019 when compared with December 31, 2018. Total loans at June 30, 2019 were $1.3 billion, an increase of $75.3 million, or 6.1%, compared with December 31, 2018. Total deposits were $1.7 billion at June 30, 2019, an increase of $43.3 million, or 2.7%, compared with December 31, 2018. Retained earnings were $56.9 million at June 30, 2019, an increase of $3.5 million compared to $53.3 million at December 31, 2018. Shareholders' equity was $159.1 million and $147.3 million at June 30, 2019 and December 31, 2018, respectively.

•
Net income for the second quarter of 2019 and 2018 was $3.2 million and $4.6 million, respectively. Net income for the six months ended June 30, 2019 was $6.3 million compared to $8.2 million for the six months ended June 30, 2018. Net income for the six months ended June 30, 2018 was partially affected by the $1.6 million recovery mentioned in the provision for loan losses discussion below.

•
Earnings per common share were $0.36 and $0.52 for the second quarter of 2019 and 2018, respectively, and $0.72 and $0.93 for the six months ended June 30, 2019 and 2018, respectively. Total weighted average shares outstanding were 8,807,175 for the second quarter of 2019 and 2018, respectively, and 8,807,175 for the six months ended June 30, 2019 and 2018, respectively.

•
Net interest income for the second quarter of 2019 was $15.7 million compared to $14.3 million for the same period in 2018. Net interest income for the six months ended June 30, 2019 was $30.3 million compared to $28.0 million for the six months ended June 30, 2018.

•
The provision for loan losses for the second quarter of 2019 was $1.6 million compared to a credit of $0.4 million for the same period in 2018. The provision for loan losses for the six months ended June 30, 2019 was $2.4 million compared to $0.2 million for the six months ended June 30, 2018. First Guaranty received a $3.6 million negotiated payment in settlement of a commercial and industrial non-accrual loan on May 9, 2018. The payment resulted in a recovery of $1.6 million. The recovery impacted the allowance for loan losses and the end result was a negative provision for loan losses in the second quarter of 2018.

•
The net interest margin for the three months ended June 30, 2019 was 3.46% which was an increase of two basis points from the net interest margin of 3.44% for the same period in 2018. The net interest margin for both the six months ended June 30, 2019 and 2018 was 3.38%. First Guaranty attributed the increase in the net interest margin in the second quarter of 2019 to a rise in interest income associated with loans and the change in balance sheet composition to higher yielding loans from lower yielding securities. The settlement of $0.6 million in loan interest income from a purchased credit-impaired loan was received during the second quarter of 2019. Loans as a percentage of average interest earning assets increased to 71.0% at June 30, 2019 compared to 68.6% at June 30, 2018.

•
Investment securities totaled $331.9 million at June 30, 2019, a decrease of $73.4 million when compared to $405.3 million at December 31, 2018. First Guaranty sold investment securities in order to fund loan growth and reduce interest rate risk. First Guaranty recognized a loss on sale of securities of $14,000 in the second quarter of 2019 as compared to a loss on sale of securities of $216,000 for the same period in 2018. Losses on the sale of securities for the six months ended June 30, 2019 were $0.4 million compared to $0.2 million for the six months ended June 30, 2018. At June 30, 2019, available for sale securities, at fair value, totaled $228.7 million, a decrease of $68.2 million when compared to $297.0 million at December 31, 2018. At June 30, 2019, held-to-maturity securities, at amortized cost, totaled $103.2 million, a decrease of $5.1 million when compared to $108.3 million at December 31, 2018.

•
The net loan portfolio at June 30, 2019 totaled $1.3 billion, a net increase of $75.2 million from the December 31, 2018 net loan portfolio balance of $1.2 billion. Total loans net of unearned income are reduced by the allowance for loan losses which totaled $10.9 million at June 30, 2019 and $10.8 million at December 31, 2018, respectively.

•
Total impaired loans increased $1.1 million to $9.9 million at June 30, 2019 compared to $8.8 million at December 31, 2018. Impaired loans decreased $3.1 million during the second quarter of 2019 from $13.0 million at March 31, 2019. The largest decrease in impaired loans occurred as a result of the charge off of a $2.2 million non-farm non-residential loan on nonaccrual that was transferred to other real estate owned during the second quarter of 2019.

•
Nonaccrual loans increased $0.6 million to $9.3 million at June 30, 2019 compared to $8.7 million at December 31, 2018. Nonaccrual loans decreased $3.7 million during the second quarter of 2019 from $13.0 million at March 31, 2019. The largest decrease in nonaccrual loans occurred as a result of the charge off of the non-farm non-residential loan mentioned above.

•
The allowance for loan losses was 0.84% of loans at June 30, 2019 compared to 0.88% at December 31, 2018. The allowance for loan losses as a percentage of total loans was 0.87% prior to the inclusion of the acquired loans from Premier.

•
Return on average assets for the three months ended June 30, 2019 and 2018 was 0.68% and 1.07%, respectively. Return on average assets for the six months ended June 30, 2019 and 2018 was 0.68% and 0.95%, respectively. Return on average common equity for the three months ended June 30, 2019 and 2018 was 8.22% and 13.11%, respectively. Return on average common equity for the six months ended June 30, 2019 and 2018 was 8.32% and 11.70%, respectively. Return on average assets is calculated by dividing annualized net income by average assets. Return on average common equity is calculated by dividing annualized net income by average common equity.

•
Book value per common share was $18.07 as of June 30, 2019 compared to $16.03 as of June 30, 2018. The increase in book value was due primarily to an increase in accumulated other comprehensive income ("AOCI") and retained earnings. AOCI is comprised of unrealized gains and losses on available for sale securities.

•
First Guaranty's Board of Directors declared cash dividends of $0.16 per common share in the second quarter of 2019 and 2018. First Guaranty has paid 104 consecutive quarterly dividends as of June 30, 2019.

•
In November 2017, First Guaranty announced the launch of an At-The-Market Equity Offering program ("ATM Offering"). First Guaranty may sell up to $25.0 million of common stock under the ATM Offering. First Guaranty expects to use the net proceeds of the ATM Offering for general corporate purposes, including support for organic growth and financing possible acquisitions of other financial institutions. First Guaranty has not sold any shares of common stock under the ATM Offering since its inception.

•
First Guaranty currently has two new facilities under construction in order to facilitate future expansion. These construction commitments total $12.9 million at June 30, 2019. Total costs incurred for these two facilities as of June 30, 2019 was $5.0 million.

•
On July 31, 2019, First Guaranty entered into an Agreement and Plan of Shares Exchange with Union, pursuant to which First Guaranty will acquire all of the outstanding shares of Union for cash. Following the consummation of the Share Exchange, Union will merge with and into First Guaranty with First Guaranty as the surviving corporation followed by the merger of Union Bank, with and into First Guaranty Bank, with First Guaranty Bank continuing as the surviving entity. The Exchange Agreement was unanimously approved by the Board of Directors of each of First Guaranty and Union. The share exchange is expected to close late in the fourth quarter of 2019 subject to the receipt of regulatory and shareholder approval.

Financial Condition

Changes in Financial Condition from December 31, 2018 to June 30, 2019

Assets

Total assets at June 30, 2019 were $1.9 billion, an increase of $56.2 million, or 3.1%, from December 31, 2018. Assets increased primarily due to increases in net loans of $75.2 million and cash and cash equivalents of $42.2 million offset by a decrease in investment securities of $73.4 million at June 30, 2019 compared to December 31, 2018.

Loans

Net loans increased $75.2 million, or 6.2%, to $1.3 billion at June 30, 2019 from $1.2 billion at December 31, 2018. Construction and land development loans increased $23.5 million principally due to the funding of unfunded commitments on various construction projects. Consumer and other loans increased $18.9 million primarily due to the origination of lease commitments. Non-farm non-residential loan balances increased $18.3 million primarily due to local originations. One-to four-family residential loans increased $12.5 million primarily due to the continued growth in local loan originations. Agricultural loans increased $3.5 million due to seasonal activity. Multifamily loans increased $1.2 million primarily due to the conversion of existing construction loans to permanent financing. Farmland loans decreased $1.0 million primarily due to paydowns on agricultural loan commitments. Commercial and industrial loans decreased $1.1 million primarily due to paydowns. First Guaranty had approximately 3.8% of funded and 0.5% of unfunded commitments in our loan portfolio to businesses engaged in support or service activities for oil and gas operations. First Guaranty had $164.8 million in loans related to our Texas markets at June 30, 2019. Syndicated loans at June 30, 2019 were $52.8 million, of which $18.5 million were shared national credits. Syndicated loans decreased $14.1 million during the first six months of 2019 from $67.0 million at December 31, 2018 primarily due to paydowns on existing lines of credit.

As of June 30, 2019, 76.7% of our loan portfolio was secured by real estate. The largest portion of our loan portfolio, at 46.4% as of June 30, 2019, was non-farm non-residential loans secured by real estate. Approximately 40.4% of the loan portfolio was based on a floating rate tied to the prime rate or LIBOR as of June 30, 2019. 74.4% of the loan portfolio is scheduled to mature within five years from June 30, 2019.

First Guaranty acquired in the Premier acquisition a portfolio of loans comprised of loans guaranteed principally by the U.S. Small Business Administration ("SBA") or by the U.S. Department of Agriculture ("USDA") and the unguaranteed portion of SBA and USDA loans for which the guaranteed portion had been sold into the secondary market. At June 30, 2019 First Guaranty's balance of SBA and USDA loans was $27.7 million of which $11.8 million retained the government guarantee and $15.9 million was the unguaranteed residual balance. At June 30, 2019, First Guaranty also serviced 48 SBA and USDA loans that totaled $38.8 million. First Guaranty receives servicing fee income on this portfolio.

Net loans are reduced by the allowance for loan losses which totaled $10.9 million at June 30, 2019 and $10.8 million at December 31, 2018. Loan charge-offs were $2.5 million during the first six months of 2019 and $0.5 million during the same period in 2018. Recoveries totaled $169,000 during the first six months of 2019 and $1.9 million during the same period in 2018. See Note 4 of the Notes to Consolidated Financial Statements for more information on loans and Note 5 for more information on the allowance for loan losses.

Investment Securities

Investment securities at June 30, 2019 totaled $331.9 million, a decrease of $73.4 million compared to $405.3 million at December 31, 2018. The investment portfolio consisted of available for sale securities at fair market value for a total of $228.7 million at June 30, 2019 and held to maturity securities at amortized cost of $103.2 million at June 30, 2019.

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

Our available for sale securities portfolio totaled $228.7 million at June 30, 2019, a decrease of $68.2 million, or 23.0%, compared to $297.0 million at December 31, 2018. The decrease was primarily due to the sale of $46.7 million in U.S. Government agency securities, $13.1 million in mortgage-backed securities, $23.1 million in corporate securities and $8.2 million in municipal securities for which the proceeds were used to fund loan growth during the six months ended June 30, 2019.

Our held to maturity securities portfolio had an amortized cost of $103.2 million at June 30, 2019, a decrease of $5.1 million, or 4.7%, compared to $108.3 million at December 31, 2018. The decrease was primarily due to the continued amortization of our mortgage-backed securities.

At June 30, 2019, $26.8 million, or 8.1%, of the securities portfolio was scheduled to mature in less than one year. $45.6 million, or 13.7%, of the securities portfolio, not including collateralized mortgage obligations and mortgage-backed securities, were scheduled to mature between one and five years. $136.2 million, or 41.0%, of the securities portfolio, not including collateralized mortgage obligations and mortgage-backed securities, were scheduled to mature between five and ten years. Securities, not including collateralized mortgage obligations and mortgage-backed securities, with contractual maturity dates over 10 years totaled $20.2 million, or 6.1%, of the total securities portfolio at June 30, 2019. The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates. Prepayments of mortgages that collateralize mortgage-backed securities also affect the maturity of the securities portfolio. Based on internal forecasts as of June 30, 2019, management believes that the securities portfolio has a forecasted weighted average life of approximately 4.0 years based on the current interest rate environment. A parallel interest rate shock of 400 basis points is forecasted to increase the weighted average life of the portfolio to approximately 5.7 years. The portfolio had an estimated effective duration of 3.0 years at June 30, 2019.

There was no credit related other-than-temporary impairment of securities losses recognized during the six months ended June 30, 2019 or June 30, 2018.

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

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

(in thousands)	June 30, 2019	December 31, 2018
Nonaccrual loans:
Real Estate:
Construction and land development	$402	$311
Farmland	1,337	1,293
1- 4 family	1,678	2,246
Multifamily	—	—
Non-farm non-residential	609	864
Total Real Estate	4,026	4,714
Non-Real Estate:
Agricultural	4,923	3,651
Commercial and industrial	362	317
Consumer and other	37	61
Total Non-Real Estate	5,322	4,029
Total nonaccrual loans	9,348	8,743

Loans 90 days and greater delinquent & accruing:
Real Estate:
Construction and land development	—	—
Farmland	—	—
1- 4 family	60	26
Multifamily	—	—
Non-farm non-residential	468	—
Total Real Estate	528	26
Non-Real Estate:
Agricultural	242	—
Commercial and industrial	127	53
Consumer and other	19	66
Total Non-Real Estate	388	119
Total loans 90 days and greater delinquent & accruing	916	145

Total non-performing loans	10,264	8,888

Real Estate Owned:
Real Estate Loans:
Construction and land development	219	241
Farmland	—	—
1- 4 family	466	120
Multifamily	—	—
Non-farm non-residential	3,049	777
Total Real Estate	3,734	1,138
Non-Real Estate Loans:
Agricultural	—	—
Commercial and industrial	—	—
Consumer and other	—	—
Total Non-Real Estate	—	—
Total Real Estate Owned	3,734	1,138

Total non-performing assets	$13,998	$10,026

Non-performing assets to total loans	1.08%	0.82%
Non-performing assets to total assets	0.75%	0.55%
Non-performing loans to total loans	0.79%	0.73%

At June 30, 2019, non-performing assets totaled $14.0 million, or 0.75% of total assets, compared to $10.0 million, or 0.55%, of total assets at December 31, 2018, which represented an increase of $4.0 million, or 39.6%. The increase in non-performing assets occurred primarily as a result of an increase in other real estate owned from $1.1 million at December 31, 2018 to $3.7 million at June 30, 2019. The increase in other real estate owned was primarily related to a $2.2 million non-farm non-residential property that was charged off and transfered to other real estate owned during the second quarter 2019. This loan was on nonaccrual status as of March 31, 2019 with a balance of $3.1 million and a specific reserve of $0.6 million.

Nonaccrual loans increased from $8.7 million at December 31, 2018 to $9.3 million at June 30, 2019. The increase in nonaccrual loans was concentrated primarily in agricultural loans. Nonaccrual loans were concentrated in nine loan relationships that totaled $6.3 million, or 67.1%, of nonaccrual loans at June 30, 2019. Non-performing assets included $5.5 million in loans with a government guarantee, or 39.3% of non-performing assets. These are structured as net loss guarantees in which up to 90% of loss exposure is covered.

At June 30, 2019, loans 90 days or greater delinquent and still accruing totaled $0.9 million, an increase of $0.8 million compared to $0.1 million at December 31, 2018. These loans were comprised of $0.5 million in non-farm non-residential loans, $0.2 million in agricultural loans, $0.1 million in commercial and industrial loans, $0.1 million in one- to-four family residential loans and $19,000 in consumer and other loans at June 30, 2019.

At June 30, 2019, our largest non-performing assets were comprised of the following nonaccrual loans and other real estate owned: (1) a $2.2 million non-farm non-residential property included in other real estate owned; (2) an agricultural/ farmland loan relationship that totaled $1.1 million; (3) an agricultural loan relationship that totaled $1.0 million; (4) an agricultural loan relationship that totaled $1.0 million; (5) an agricultural loan relationship that totaled $0.7 million, this loan relationship has been charged down to its estimated fair value; (6) an agricultural loan relationship that totaled $0.7 million; and (7) a $0.6 million non-farm non-residential property included in other real estate owned. The agricultural loans are partially guaranteed by the USDA Farm Service Agency.

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

The following is a summary of loans restructured as TDRs at June 30, 2019 and December 31, 2018:

(in thousands)	June 30, 2019	December 31, 2018
Restructured Loans:
In Compliance with Modified Terms	$—	$1,288
Past Due 30 through 89 days and still accruing	—	—
Past Due 90 days and greater and still accruing	—	—
Nonaccrual	—	304
Restructured Loans that subsequently defaulted	—	—
Total Restructured Loans	$—	$1,592

At June 30, 2019, we had no outstanding TDRs. The decline in TDRs occurred due to two credit relationships in the aggregate amount of $1.6 million that had returned to market terms and been in compliance with their modified terms for 12 months.

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

The allowance for loan losses was $10.9 million, or 0.84% of total loans, and 106.3% of nonperforming loans at June 30, 2019.

Comparing June 30, 2019 to December 31, 2018, there were changes within the specific components of the allowance balance. The primary changes were an increase in the balance associated with commercial and industrial loans, agricultural loans, consumer and other loans, construction and land development loans, multifamily loans and farmland loans. This increase was partially offset by a decrease in the allowance for non-farm nonresidential loans and one-to four-family residential loans. Special mention loans increased by $6.7 million during the first six months of 2019 primarily due to the downgrade of syndicated loans and the upgrade of one-to four-family loans from substandard status. Substandard loans decreased by $5.4 million during the first six months of 2019 primarily due to a $3.1 million non-farm non-residential loan that was charged off and transferred to other real estate owned and the upgrade of one-to four-family loans to special mention status. Doubtful loans decreased $0.5 million during the first six months of 2019, due to the upgrade of a non-farm non-residential loan to substandard status.

First Guaranty charged off $2.5 million in loan balances during the first six months of 2019. The charged-off loan balances were concentrated in four loan relationships which totaled $1.9 million or 79.1% of the total charged off amount during the six months ended June 30, 2019. The details of the $2.5 million in charged off loans were as follows:

1.	First Guaranty charged off $0.2 million on a commercial and industrial loan in the first quarter of 2019. This loan had no remaining principal balance at June 30, 2019.

2.	First Guaranty charged off $0.5 million on a purchased consumer loan pool in the first quarter of 2019. This loan pool had a remaining principal balance of $4.8 million at June 30, 2019.

3.
First Guaranty charged off $0.8 million on a non-farm non-residential loan in the second quarter of 2019. This loan had no remaining principal balance at June 30, 2019. The collateral balance of $2.2 million was transferred to other real estate owned during the second quarter of 2019.

4.	First Guaranty charged off $0.4 million on a one-to four-family residential loan in the second quarter of 2019. This loan had no remaining principal balance at June 30, 2019.

5.	Smaller loans and overdrawn deposit accounts comprised the remaining $0.6 million of charge-offs for the first six months of 2019.

The provision for loan losses increased to $2.4 million in the first six months of 2019 from $0.2 million for the same period in 2018. The provision in the first six months of 2019 was taken to provide for current loan and deposit losses and to maintain the allowance proportionate to risks inherent in the loan portfolio. Total charge-offs were $2.5 million for the first six months of 2019 and $0.5 million for the same period in 2018. Recoveries totaled $0.2 million during the first six months of 2019 and $1.9 million during the first six months of 2018 due to one large recovery of $1.6 million. For more information, see Note 5 to Consolidated Financial Statements.

Other information related to the allowance for loan losses is as follows:

(in thousands)	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Loans:
Average outstanding balance	$1,285,338	$1,148,882
Balance at end of period	$1,300,553	$1,174,141

Allowance for Loan Losses:
Balance at beginning of year	$10,776	$9,225
Charge-offs	(2,458)	(533)
Recoveries	169	1,882
Provision	2,421	196
Balance at end of period	$10,908	$10,770

Deposits

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. We regularly assess our funding needs, deposit pricing and interest rate outlooks. From December 31, 2018 to June 30, 2019, total deposits increased $43.3 million, or 2.7%, to $1.7 billion. Noninterest-bearing demand deposits increased $6.1 million, or 2.5% to $250.6 million at June 30, 2019. The increase in noninterest-bearing demand deposits was due to fluctuations in existing customer balances. Interest-bearing demand deposits increased $4.3 million, or 0.7%, to $598.7 million at June 30, 2019. The increase in interest-bearing demand deposits was primarily concentrated in public funds interest-bearing demand deposits. Savings deposits increased $0.4 million, or 0.4%, to $110.4 million at June 30, 2019, primarily related to increases in public funds deposits. Time deposits increased $32.5 million, or 4.8%, to $713.3 million at June 30, 2019, primarily due to our local deposit campaign.

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

As of June 30, 2019, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $524.7 million. At June 30, 2019, approximately $351.3 million of First Guaranty's certificates of deposit had a remaining term greater than one year.

The following table compares deposit categories for the periods indicated.

Total Deposits	For the Six Months Ended June 30,			For the Years Ended December 31,
	2019			2018			2017
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$250,594	14.9%	—%	$252,531	16.3%	—%	$244,949	16.7%	—
Interest-bearing Demand	599,720	35.8%	1.9%	556,528	35.9%	1.5%	539,399	36.9%	1.0%
Savings	111,355	6.6%	0.5%	111,134	7.2%	0.4%	102,779	7.0%	0.2%
Time	716,138	42.7%	2.4%	628,457	40.6%	1.7%	575,666	39.4%	1.2%
Total Deposits	$1,677,807	100.0%	1.7%	$1,548,650	100.0%	1.3%	$1,462,793	100.0%	0.9%

Individual and Business Deposits	For the Six Months Ended June 30,			For the Years Ended December 31,
	2019			2018			2017
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$244,635	24.1%	—%	$246,550	26.7%	—	$240,337	28.0%	—
Interest-bearing Demand	217,700	21.4%	1.5%	204,405	22.1%	1.1%	187,439	21.8%	0.6%
Savings	83,082	8.2%	0.1%	84,844	9.2%	0.1%	82,442	9.6%	0.1%
Time	469,930	46.3%	2.5%	388,623	42.0%	1.7%	348,656	40.6%	1.3%
Total Individual and Business Deposits	$1,015,347	100.0%	1.5%	$924,422	100.0%	1.0%	$858,874	100.0%	0.7%

Public Funds Deposits	For the Six Months Ended June 30,			For the Years Ended December 31,
	2019			2018			2017
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$5,959	0.9%	—%	$5,981	1.0%	—	$4,612	0.8%	—
Interest-bearing Demand	382,020	57.7%	2.1%	352,123	56.4%	1.8%	351,960	58.3%	1.2%
Savings	28,273	4.3%	1.8%	26,290	4.2%	1.4%	20,337	3.4%	0.8%
Time	246,208	37.1%	2.0%	239,834	38.4%	1.7%	227,010	37.5%	1.1%
Total Public Funds Deposits	$662,460	100.0%	2.1%	$624,228	100.0%	1.7%	$603,919	100.0%	1.2%

The following table sets forth the distribution of our time deposit accounts.

(in thousands)	June 30, 2019
Time deposits of less than $100,000	$188,608
Time deposits of $100,000 through $250,000	234,418
Time deposits of more than $250,000	290,244
Total Time Deposits	$713,270

The following table sets forth the maturity of the time deposits at June 30, 2019.

(in thousands)	June 30, 2019
Due in one year or less	$361,966
Due after one year through three years	180,239
Due after three years	171,065
Total Time Deposits	$713,270

At June 30, 2019, public funds deposits totaled $648.3 million compared to $645.5 million at December 31, 2018. Public funds time deposits totaled $220.7 million at June 30, 2019 compared to $247.0 million at December 31, 2018. We have developed a program for the retention and management of public funds deposits. Since the end of 2012, we have maintained public funds deposits in excess of $400.0 million. These deposits are from public entities such as school districts, hospital districts, sheriff departments and municipalities. $606.1 million, or 93%, of these accounts at June 30, 2019, are under fiscal agency agreements with terms of three years or less. Deposits under fiscal agency agreements are generally stable but public entities may maintain the ability to negotiate term deposits on a specific basis including with other financial institutions. Three of these relationships account for 45% of public funds deposits that are under fiscal agency agreements. These deposits generally have stable balances as we maintain both operating accounts and time deposits for these entities. There is a seasonal component to public deposit levels associated with annual tax collections. Public funds will increase at the end of the year and during the first quarter. In addition to seasonal fluctuations, there are monthly fluctuations associated with internal payroll and short-term tax collection accounts for our public funds deposit accounts. Public funds deposit accounts are collateralized by FHLB letters of credit, by Louisiana municipal bonds and by eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac. We invest the majority of these public deposits in our investment portfolio, but have increasingly invested more public funds into loans during the last several years.

The following table sets forth public funds as a percent of total deposits.

(in thousands except for %)	June 30, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Public Funds:
Noninterest-bearing Demand	$4,379	$6,930	$4,828	$4,114	$4,906
Interest-bearing Demand	394,558	364,692	389,788	324,356	296,416
Savings	28,674	26,903	20,539	20,116	14,667
Time	220,667	247,004	225,591	208,330	252,688
Total Public Funds	$648,278	$645,529	$640,746	$556,916	$568,677
Total Deposits	$1,672,943	$1,629,622	$1,549,286	$1,326,181	$1,295,870
Total Public Funds as a percent of Total Deposits	38.8%	39.6%	41.4%	42.0%	43.9%

Borrowings

First Guaranty maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. First Guaranty had no short-term borrowings outstanding at June 30, 2019 and at December 31, 2018.

First Guaranty had senior long-term debt totaling $18.4 million as of June 30, 2019 and $19.8 million at December 31, 2018.

First Guaranty also had junior subordinated debentures totaling $14.7 million at June 30, 2019 and at December 31, 2018.

First Guaranty had $389.3 million in Federal Home Loan Bank letters of credit as of June 30, 2019 compared to $344.3 million at December 31, 2018. Federal Home Loan Bank letters of credit are obtained primarily for collateralizing public deposits.

Total Shareholders' Equity

Total shareholders' equity increased to $159.1 million at June 30, 2019 from $147.3 million at December 31, 2018. The increase in shareholders' equity was principally the result of an increase of $8.3 million in accumulated other comprehensive income along with an increase of $3.5 million in retained earnings. The increase in accumulated other comprehensive income was primarily attributed to the decrease in unrealized losses on available for sale securities during the six months ended June 30, 2019. The $3.5 million increase in retained earnings was due to net income of $6.3 million during the six months ended June 30, 2019, partially offset by $2.8 million in cash dividends paid on shares of our common stock during the six months ended June 30, 2019.

Results of Operations for the Second Quarter and Six Months Ended June 30, 2019 and 2018

Performance Summary

Three months ended June 30, 2019 compared to the three months ended June 30, 2018. Net income for the three months ended June 30, 2019 was $3.2 million, a decrease of $1.4 million, or 30.1%, from $4.6 million for the three months ended June 30, 2018. The decrease in net income for the three months ended June 30, 2019 as compared to the prior year period was the result of several factors. First Guaranty experienced an increase in the provision for loan losses, increased interest expense, increased noninterest expense and decreased noninterest income, partially offset by increased interest income associated with loans. The increase in interest expense was due to the rising interest rate environment and increased competition. Noninterest expense increased primarily due to an increase in salaries and employee benefits. Noninterest income declined as a result of a decrease in service charges, commissions and fee income and other noninterest income. Factors that partially offset these expenses include increased loan interest income. Loan interest income increased due to the continued growth in First Guaranty's loan portfolio and an increase in the average yield on loans. Earnings per common share for the three months ended June 30, 2019 was $0.36 per common share, a decrease of 30.8% or $0.16 per common share from $0.52 per common share for the three months ended June 30, 2018. Earnings per share was affected by the change in earnings.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018. Net income for the six months ended June 30, 2019 was $6.3 million, a decrease of $1.9 million, or 22.6%, from $8.2 million for the six months ended June 30, 2018. The decrease in net income for the six months ended June 30, 2019 as compared to the prior year period was the result of several factors. First Guaranty experienced an increase in the provision for loan losses, increased interest expense, increased noninterest expense and decreased noninterest income, partially offset by increased interest income associated with loans. The increase in interest expense was due to the rising interest rate environment and increased competition. Noninterest expense increased primarily due to an increase in salaries and employee benefits. Noninterest income declined as a result of a decrease in service charges, commissions and fee income and an increase in securities losses. First Guaranty implemented a plan in the third quarter of 2018 to shrink the securities portfolio and transition the proceeds of securities sales into the loan portfolio and reduce interest rate risk. First Guaranty has generated securities losses as a result of this plan. Losses on the sale of securities were $0.4 million for the six months ended June 30, 2019 compared to $0.2 million for the same period in 2018. Factors that partially offset these expenses include increased loan interest income. Loan interest income increased due to the continued growth in First Guaranty's loan portfolio and an increase in the average yield on loans. Earnings per common share for the six months ended June 30, 2019 was $0.72 per common share, a decrease of 22.6% or $0.21 per common share from $0.93 per common share for the six months ended June 30, 2018. Earnings per share was affected by the change in earnings.

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

Three months ended June 30, 2019 compared to the three months ended June 30, 2018. Net interest income for the three months ended June 30, 2019 and 2018 was $15.7 million and $14.3 million, respectively. The increase in net interest income for the three months ended June 30, 2019 as compared to the prior year period was primarily due to an increase in the average balance of our total interest-earning assets, an increase in the average yield of our total interest-earning assets and $0.6 million in interest income from the settlement of a purchased credit-impaired loan, partially offset by the increase in the average balance of our total interest-bearing liabilities and an increase in the average rate of our total interest-bearing liabilities. For the three months ended June 30, 2019, the average balance of our total interest-earning assets increased by $155.6 million to $1.8 billion, and the average yield of our interest-earning assets increased by 52 basis points to 5.16% from 4.64% for the three months ended June 30, 2018. For the three months ended June 30, 2019, the average balance of our total interest-bearing liabilities increased by $141.7 million to $1.5 billion, and the average rate of our total interest-bearing liabilities increased by 61 basis points to 2.12% from 1.51% for the three months ended June 30, 2018. As a result, our net interest rate spread decreased nine basis points to 3.04% for the three months ended June 30, 2019 from 3.13% for the three months ended June 30, 2018. Our net interest margin increased two basis points to 3.46% for the three months ended June 30, 2019 from 3.44% for the three months ended June 30, 2018.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018. Net interest income for the six months ended June 30, 2019 and 2018 was $30.3 million and $28.0 million, respectively. The increase in net interest income for the six months ended June 30, 2019 as compared to the prior year period was primarily due to an increase in the average balance of our total interest-earning assets, an increase in the average yield of our total interest-earning assets and $0.6 million in interest income from the settlement of a purchased credit-impaired loan, partially offset by the increase in the average balance of our total interest-bearing liabilities and an increase in the average rate of our total interest-bearing liabilities. For the six months ended June 30, 2019, the average balance of our total interest-earning assets increased by $136.0 million to $1.8 billion, and the average yield of our interest-earning assets increased by 53 basis points to 5.06% from 4.53% for the six months ended June 30, 2018.  For the six months ended June 30, 2019, the average balance of our total interest-bearing liabilities increased by $124.8 million to $1.5 billion, and the average rate of our total interest-bearing liabilities increased by 65 basis points to 2.09% from 1.44% for the six months ended June 30, 2018. As a result, our net interest rate spread decreased 12 basis points to 2.97% for the six months ended June 30, 2019 from 3.09% for the six months ended June 30, 2018. Our net interest margin remained stable at 3.38% for the six months ended June 30, 2019 and 2018, respectively.

Interest Income

Three months ended June 30, 2019 compared to the three months ended June 30, 2018. Interest income increased $4.2 million, or 21.6%, to $23.4 million for the three months ended June 30, 2019 as compared to the prior year period. First Guaranty continues to transition assets from lower yielding securities to higher yielding loans in order to increase interest income. The increase in interest income resulted primarily from an increase in the average balance of our total interest-earning assets along with an increase in the average yield of interest-earning assets. The average balance of our interest-earning assets increased $155.6 million to $1.8 billion for the three months ended June 30, 2019 as compared to the prior year period. The average yield of interest-earning assets increased by 52 basis points to 5.16% for the three months ended June 30, 2019 compared to 4.64% for the three months ended June 30, 2018.

Interest income on securities decreased $0.8 million to $2.6 million for the three months ended June 30, 2019 as compared to the prior year period primarily as a result of a decrease in the average balance of securities. The average balance of securities decreased $127.6 million to $360.9 million for the three months ended June 30, 2019 from $488.5 million for the three months ended June 30, 2018 due to a decrease in the average balance of our agency, mortgage-backed, corporate and municipal securities as a result of securities sales. The average yield on securities increased by 12 basis points to 2.85% for the three months ended June 30, 2019 from 2.73% for the three months ended June 30, 2018 due to the sale of lower yielding securities.

Interest income on loans increased $4.0 million, or 25.1%, to $19.9 million for the three months ended June 30, 2019 as compared to the prior year period as a result of an increase in the average balance of loans along with an increase in the average yield on loans. Included in interest income on loans was a $0.6 million settlement on a purchased credit-impaired loan that was received during the second quarter of 2019. The average balance of loans (excluding loans held for sale) increased by $135.6 million to $1.3 billion for the three months ended June 30, 2019 from $1.2 billion for the three months ended June 30, 2018 as a result of new loan originations and acquired loans. The average yield on loans (excluding loans held for sale) increased by 67 basis points to 6.17% for the three months ended June 30, 2019 from 5.50% for the three months ended June 30, 2018 as a result of the rising interest rate environment.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018. Interest income increased $7.8 million, or 20.8%, to $45.4 million for the six months ended June 30, 2019 as compared to the prior year period. First Guaranty continues to transition assets from lower yielding securities to higher yielding loans in order to increase interest income. The increase in interest income resulted primarily from an increase in the average balance of our total interest-earning assets along with an increase in the average yield of interest-earning assets. The average balance of our interest-earning assets increased $136.0 million to $1.8 billion for the six months ended June 30, 2019 as compared to the prior year period. The average yield of interest-earning assets increased by 53 basis points to 5.06% for the six months ended June 30, 2019 compared to 4.53% for the six months ended June 30, 2018.

Interest income on securities decreased $1.3 million to $5.4 million for the six months ended June 30, 2019 as compared to the prior year period primarily as a result of a decrease in the average balance of securities. The average balance of securities decreased $116.1 million to $381.8 million for the six months ended June 30, 2019 from $498.0 million for the six months ended June 30, 2018 due to a decrease in the average balance of our agency, mortgage-backed, corporate and municipal securities as a result of securities sales. The average yield on securities increased by 15 basis points to 2.86% for the six months ended June 30, 2019 from 2.71% for the six months ended June 30, 2018 due to the sale of lower yielding securities.

Interest income on loans increased $7.6 million, or 24.8%, to $38.4 million for the six months ended June 30, 2019 as compared to the prior year period as a result of an increase in the average balance of loans along with an increase in the average yield on loans. Included in interest income on loans was a $0.6 million settlement on a purchased credit-impaired loan that was received during the second quarter of 2019. The average balance of loans (excluding loans held for sale) increased by $136.5 million to $1.3 billion for the six months ended June 30, 2019 from $1.1 billion for the six months ended June 30, 2018 as a result of new loan originations and acquired loans. The average yield on loans (excluding loans held for sale) increased by 63 basis points to 6.02% for the six months ended June 30, 2019 from 5.39% for the six months ended June 30, 2018 as a result of the rising interest rate environment.

Interest Expense

Three months ended June 30, 2019 compared to the three months ended June 30, 2018.  Interest expense increased $2.7 million, or 54.9%, to $7.7 million for the three months ended June 30, 2019 from $5.0 million for the three months ended June 30, 2018 due primarily to an increase in the average balance of interest-bearing deposits along with an increase in the average rate paid on interest-bearing deposits. The average balance of interest-bearing deposits increased by $152.4 million during the three months ended June 30, 2019 to $1.4 billion as compared to the prior year period as a result of a $122.2 million increase in the average balance of time deposits, a $28.1 million increase in the average balance of interest-bearing demand deposits and a $2.1 million increase in the average balance of savings deposits. The average rate of interest-bearing demand deposits increased by 40 basis points during the three months ended June 30, 2019 to 1.91% as compared to the prior year period. The increase in the average rate on interest-bearing demand deposits was due to those deposits, primarily public funds NOW accounts and brokered money market deposits, whose rates are contractually tied to national index rates such as the U.S. Federal Funds rate or short term U.S. Treasury rates which have increased over the last year. The average rate of time deposits increased 89 basis points during the three months ended June 30, 2019 to 2.41% as compared to the prior year period. The increase in the average rate and average balance of time deposits was due to changes in market rates and the initiation of a deposit campaign by First Guaranty in order to fund future loan growth and diversify the deposit portfolio. First Guaranty initiated a deposit campaign in 2018 to grow time deposits generally with terms greater than two years. This strategy is designed to fund loan growth and increase long term funding for the Bank.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018.  Interest expense increased $5.6 million, or 58.4%, to $15.1 million for the six months ended June 30, 2019 from $9.5 million for the six months ended June 30, 2018 due primarily to an increase in the average balance of interest-bearing deposits along with an increase in the average rate paid on interest-bearing deposits. The average balance of interest-bearing deposits increased by $132.1 million during the six months ended June 30, 2019 to $1.4 billion as compared to the prior year period as a result of a $118.5 million increase in the average balance of time deposits, a $12.6 million increase in the average balance of interest-bearing demand deposits and a $1.0 million increase in the average balance of savings deposits. The average rate of interest-bearing demand deposits increased by 49 basis points during the six months ended June 30, 2019 to 1.90% as compared to the prior year period. The increase in the average rate on interest-bearing demand deposits was due to those deposits, primarily public funds NOW accounts and brokered money market deposits, whose rates are contractually tied to national index rates such as the U.S. Federal Funds rate or short term U.S. Treasury rates which have increased over the last year. The average rate of time deposits increased 88 basis points during the six months ended June 30, 2019 to 2.36% as compared to the prior year period. The increase in the average rate and average balance of time deposits was due to changes in market rates and the initiation of a deposit campaign by First Guaranty in order to fund future loan growth and diversify the deposit portfolio. First Guaranty initiated a deposit campaign in 2018 to grow time deposits generally with terms greater than two years. This strategy is designed to fund loan growth and increase long term funding for the Bank.

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

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
(in thousands except for %)	Average Balance	Interest	Yield/Rate (6)	Average Balance	Interest	Yield/Rate (6)
Assets
Interest-earning assets:
Interest-earning deposits with banks(1)	$164,965	$953	2.32%	$16,015	$31	0.78%
Securities (including FHLB stock)	360,936	2,565	2.85%	488,525	3,330	2.73%
Federal funds sold	406	1	0.26%	601	—	—%
Loans held for sale	829	16	7.74%	1,989	34	6.77%
Loans, net of unearned income	1,294,249	19,904	6.17%	1,158,619	15,885	5.50%
Total interest-earning assets	1,821,385	$23,439	5.16%	1,665,749	$19,280	4.64%

Noninterest-earning assets:
Cash and due from banks	8,904			10,319
Premises and equipment, net	42,652			38,177
Other assets	14,069			13,245
Total Assets	$1,887,010			$1,727,490

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$595,243	$2,831	1.91%	$567,141	$2,142	1.51%
Savings deposits	112,566	142	0.51%	110,425	92	0.33%
Time deposits	725,350	4,356	2.41%	603,183	2,290	1.52%
Borrowings	33,794	408	4.84%	44,459	472	4.26%
Total interest-bearing liabilities	1,466,953	$7,737	2.12%	1,325,208	$4,996	1.51%

Noninterest-bearing liabilities:
Demand deposits	254,252			255,981
Other	8,977			5,642
Total Liabilities	1,730,182			1,586,831

Shareholders' equity	156,828			140,659
Total Liabilities and Shareholders' Equity	$1,887,010			$1,727,490
Net interest income		$15,702			$14,284

Net interest rate spread (2)			3.04%			3.13%
Net interest-earning assets (3)	$354,432			$340,541
Net interest margin (4), (5)			3.46%			3.44%

Average interest-earning assets to interest-bearing liabilities			124.16%			125.70%

(1)	Includes Federal Reserve balances reporting in cash and due from banks on the consolidated balance sheets.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

(5)
The tax adjusted net interest margin was 3.47% and 3.45% for the above periods ended June 30, 2019 and 2018, respectively. A 21% tax rate was used to calculate the effect on securities income from tax exempt securities for the above periods ended June 30, 2019 and 2018, respectively.

(6)	Annualized.

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
(in thousands except for %)	Average Balance	Interest	Yield/Rate (6)	Average Balance	Interest	Yield/Rate (6)
Assets
Interest-earning assets:
Interest-earning deposits with banks(1)	$141,333	$1,589	2.27%	$24,034	$116	0.97%
Securities (including FHLB stock)	381,806	5,422	2.86%	497,953	6,683	2.71%
Federal funds sold	461	1	0.25%	816	1	0.22%
Loans held for sale	624	24	7.76%	1,858	57	6.19%
Loans, net of unearned income	1,285,338	38,378	6.02%	1,148,882	30,726	5.39%
Total interest-earning assets	1,809,562	$45,414	5.06%	1,673,543	$37,583	4.53%

Noninterest-earning assets:
Cash and due from banks	9,009			10,295
Premises and equipment, net	41,800			38,183
Other assets	13,197			13,818
Total Assets	$1,873,568			$1,735,839

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$599,720	$5,642	1.90%	$587,132	$4,118	1.41%
Savings deposits	111,355	280	0.51%	110,333	174	0.32%
Time deposits	716,138	8,363	2.36%	597,651	4,375	1.48%
Borrowings	34,150	834	4.93%	41,449	877	4.27%
Total interest-bearing liabilities	1,461,363	$15,119	2.09%	1,336,565	$9,544	1.44%

Noninterest-bearing liabilities:
Demand deposits	250,594			252,847
Other	7,880			5,107
Total Liabilities	1,719,837			1,594,519

Shareholders' equity	153,731			141,320
Total Liabilities and Shareholders' Equity	$1,873,568			$1,735,839
Net interest income		$30,295			$28,039

Net interest rate spread (2)			2.97%			3.09%
Net interest-earning assets (3)	$348,199			$336,978
Net interest margin (4), (5)			3.38%			3.38%

Average interest-earning assets to interest-bearing liabilities			123.83%			125.21%

(1)	Includes Federal Reserve balances reporting in cash and due from banks on the consolidated balance sheets.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

(5)
The tax adjusted net interest margin was 3.39% for the above periods ended June 30, 2019 and 2018, respectively. A 21% tax rate was used to calculate the effect on securities income from tax exempt securities for the above periods ended June 30, 2019 and 2018, respectively.

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

For the three months ended June 30, 2019, the provision for loan losses was $1.6 million compared to a credit of $0.4 million for the same period in 2018. The allowance for loan losses at June 30, 2019 was $10.9 million and was 0.84% of total loans. The increase in the provision was attributed to the increase in the loan portfolio and charge-offs not previously provided for. First Guaranty also received a $3.6 million negotiated payment in settlement of a commercial and industrial non-accrual loan on May 9, 2018. The payment resulted in a recovery of $1.6 million. The recovery impacted the allowance for loan losses and the end result was a negative provision for loan losses in the second quarter of 2018. Total charge-offs were $1.8 million for the three months ended June 30, 2019 and $0.3 million for the same period in 2018. The allowance for loan losses as a percentage of total loans was 0.87% prior to the inclusion of the acquired loans from Premier.

We recorded a $2.4 million provision for loan losses for the six months ended June 30, 2019 compared to $0.2 million for the same period in 2018. The increase in the provision was attributed to additional provisions on loans evaluated individually for impairment along with the aforementioned $1.6 million recovery received in the second quarter of 2018. The provision was also attributable to the increase in the loan portfolio and charge-offs not previously provided for. Total charge-offs were $2.5 million for the first six months of 2019 and $0.5 million for the same period in 2018.

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

Noninterest income totaled $1.6 million for the three months ended June 30, 2019, a decrease of $0.1 million from $1.8 million for the three months ended June 30, 2018. The decrease was primarily due to lower service charges, commissions and fee income. Service charges, commissions and fees totaled $0.6 million for the three months ended June 30, 2019 and $0.8 million for the same period in 2018. ATM and debit card fees totaled $0.6 million for the three months ended June 30, 2019 and $0.5 million for the same period in 2018. Net securities losses were $14,000 for the three months ended June 30, 2019 as compared to $0.2 million for the same period in 2018. The losses on securities sales occurred as First Guaranty sold investment securities in order to fund loan growth. Net gains on the sale of loans were $53,000 for the three months ended June 30, 2019 and $129,000 for the same period in 2018. Other noninterest income totaled $0.4 million and $0.5 million for the three months ended June 30, 2019 and 2018, respectively.

Noninterest income totaled $2.9 million for the six months ended June 30, 2019, a decrease of $0.4 million from $3.3 million for the six months ended June 30, 2018. The decrease was primarily due to to lower service charges, commissions and fee income and higher losses on securities sales. Service charges, commissions and fees totaled $1.2 million for the six months ended June 30, 2019 and $1.5 million for the same period in 2018. ATM and debit card fees totaled $1.1 million for the six months ended June 30, 2019 and $1.0 million for the same period in 2018. Net securities losses were $0.4 million for the six months ended June 30, 2019 as compared to $0.2 million for the same period in 2018. The losses on securities sales occurred as First Guaranty sold investment securities in order to fund loan growth. Net gains on the sale of loans were $64,000 for the six months ended June 30, 2019 and $131,000 for the same period in 2018. Other noninterest income totaled $1.0 million and $0.9 million for the six months ended June 30, 2019 and 2018, respectively.

Noninterest Expense

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense and other types of expenses. Noninterest expense totaled $11.7 million for the three months ended June 30, 2019 and $10.7 million for the three months ended June 30, 2018. Salaries and benefits expense totaled $6.1 million for the three months ended June 30, 2019 and $5.6 million for the three months ended June 30, 2018. The increase was primarily due to new hires. Occupancy and equipment expense totaled $1.5 million for the three months ended June 30, 2019 and $1.4 million for the same period of 2018. Other noninterest expense totaled $4.0 million for the three months ended June 30, 2019 and  $3.6 million for the three months ended June 30, 2018.

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense and other types of expenses. Noninterest expense totaled $22.8 million for the six months ended June 30, 2019 and $20.9 million for the six months ended June 30, 2018. Salaries and benefits expense totaled $12.1 million for the six months ended June 30, 2019 and $11.2 million for the six months ended June 30, 2018. The increase was primarily due to new hires. Occupancy and equipment expense totaled $3.0 million for the six months ended June 30, 2019 and $2.7 million for the same period of 2018. Other noninterest expense totaled $7.7 million for the six months ended June 30, 2019 and $6.9 million for the six months ended June 30, 2018.

The following table presents, for the periods indicated, the major categories of other noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Other noninterest expense:
Legal and professional fees	$562	$580	$1,034	$1,043
Data processing	406	426	809	793
ATM fees	302	331	608	605
Marketing and public relations	375	328	732	673
Taxes - sales, capital, and franchise	305	243	577	487
Operating supplies	146	154	301	289
Software expense and amortization	296	272	599	541
Travel and lodging	224	268	438	494
Telephone	43	47	92	102
Amortization of core deposit intangibles	90	137	180	273
Donations	108	103	361	190
Net costs from other real estate and repossessions	120	71	200	38
Regulatory assessment	279	211	536	400
Other	730	476	1,240	1,003
Total other noninterest expense	$3,986	$3,647	$7,707	$6,931

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other non-deductible expenses and the statutory tax rate. The provision for income taxes for the three months ended June 30, 2019 and 2018 was $0.8 million and $1.2 million, respectively.  The provision for income taxes decreased due to a decrease in income before income taxes. First Guaranty's statutory tax rate was 21.0% for the three months ended June 30, 2019 and 2018, respectively.

The provision for income taxes for the six months ended June 30, 2019 and 2018 was $1.6 million and $2.1 million, respectively.  The provision for income taxes decreased due to a decrease in income before income taxes. First Guaranty's statutory tax rate was 21.0% for the six months ended June 30, 2019 and 2018, respectively.

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

First Guaranty's cash and cash equivalents totaled $170.2 million at June 30, 2019 compared to $128.0 million at December 31, 2018. Loans maturing within one year or less at June 30, 2019 totaled $217.9 million. At June 30, 2019, time deposits maturing within one year or less totaled $362.0 million compared to $339.6 million at December 31, 2018. Time deposits maturing after one year through three years totaled $180.2 million at June 30, 2019 compared to $81.2 million at December 31, 2018. Time deposits maturing after three years totaled $171.1 million at June 30, 2019 compared to $80.9 million at December 31, 2018. First Guaranty's held to maturity ("HTM") portfolio at June 30, 2019 was $103.2 million or 31.1% of the investment portfolio compared to $108.3 million or 26.7% at December 31, 2018. The securities in the HTM portfolio are used to collateralize public funds deposits and may also be used to secure borrowings with the Federal Home Loan Bank or Federal Reserve Bank. The agency securities in the HTM portfolio have maturities of 10 years or less. The mortgage-backed securities have stated final maturities of 15 to 20 years at June 30, 2019. The municipal securities in the HTM portfolio have maturities of 20 years or less. The HTM portfolio had a forecasted weighted average life of approximately 4.06 years based on current interest rates. Management regularly monitors the size and composition of the HTM portfolio to evaluate its effect on First Guaranty's liquidity. First Guaranty's available for sale ("AFS") portfolio was $228.7 million or 68.9% of the investment portfolio as of June 30, 2019. The majority of the AFS portfolio was comprised of  U.S. Government Agencies, municipal bonds and investment grade corporate bonds. Management believes these securities are readily marketable and enhance First Guaranty's liquidity.

First Guaranty maintained a net borrowing capacity at the Federal Home Loan Bank totaling $109.7 million and $108.6 million at June 30, 2019 and December 31, 2018, respectively with no FHLB advances outstanding at June 30, 2019 and December 31, 2018, respectively. The change in borrowing capacity with the Federal Home Loan Bank was due to changes in the value that First Guaranty receives on pledged collateral and due to First Guaranty's usage of the line. First Guaranty also has a discount window line with the Federal Reserve Bank. We also maintain federal funds lines of credit at various correspondent banks with borrowing capacity of $100.5 million and a revolving line of credit for $6.5 million, with no outstanding balance at June 30, 2019 secured by a pledge of the Bank's common stock. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources

First Guaranty's capital position is reflected in shareholders' equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total shareholders' equity increased to $159.1 million at June 30, 2019 from $147.3 million at December 31, 2018. The increase in shareholders' equity was principally the result of an increase of $8.3 million in accumulated other comprehensive income along with an increase of $3.5 million in retained earnings. The increase in accumulated other comprehensive income was primarily attributed to the decrease in unrealized losses on available for sale securities during the six months ended June 30, 2019. The $3.5 million increase in retained earnings was due to net income of $6.3 million during the six month period ended June 30, 2019, partially offset by $2.8 million in cash dividends paid on our common stock during the six months ended June 30, 2019.

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

In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements.  As of June 30, 2019, the Bank's capital conservation buffer was 4.58% exceeding the minimum of 2.50% for 2019.

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

 At June 30, 2019, we satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.

	"Well Capitalized Minimums"	As of June 30, 2019	As of December 31, 2018
Bank:
Tier 1 Leverage Ratio	5.00%	9.21%	9.79%
Tier 1 Risk-based Capital Ratio	8.00%	11.83%	12.20%
Total Risk-based Capital Ratio	10.00%	12.58%	12.97%
Common Equity Tier One Capital Ratio	6.50%	11.83%	12.20%

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

The following interest sensitivity analysis is one measurement of interest rate risk. This analysis reflects the contractual maturity characteristics of assets and liabilities over various time periods. This analysis does not factor in prepayments or interest rate floors on loans which may significantly change the report. This table includes nonaccrual loans in their respective maturity periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at June 30, 2019 illustrated below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

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

	June 30, 2019
	Interest Sensitivity Within
(in thousands except for %)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$470,702	$119,269	$589,971	$710,582	$1,300,553
Securities (including FHLB stock)	21,892	7,319	29,211	305,139	334,350
Federal Funds Sold	519	—	519	—	519
Other earning assets	161,224	—	161,224	—	161,224
Total earning assets	$654,337	$126,588	$780,925	$1,015,721	$1,796,646

Source of Funds:
Interest-bearing accounts:
Demand deposits	$598,653	$—	$598,653	$—	$598,653
Savings deposits	110,383	—	110,383	—	110,383
Time deposits	227,528	134,438	361,966	351,304	713,270
Short-term borrowings	—	—	—	—	—
Senior long-term debt	18,371	—	18,371	—	18,371
Junior subordinated debt	—	—	—	14,719	14,719
Noninterest-bearing, net	—	—	—	341,250	341,250
Total source of funds	$954,935	$134,438	$1,089,373	$707,273	$1,796,646

Period gap	$(300,598)	$(7,850)	$(308,448)	$308,448
Cumulative gap	$(300,598)	$(308,448)	$(308,448)	$—

Cumulative gap as a percent of earning assets	(16.7)%	(17.2)%	(17.2)%

Net interest income at risk measures the risk of a decline in earnings due to changes in interest rates. The first table below presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in the yield curve over a 12-month horizon at June 30, 2019. Shifts are measured in 100 basis point increments (+400 through -100 basis points) from base case. We do not present shifts less than 100 basis points because of the current low interest rate environment. The base case scenario encompasses key assumptions for asset/liability mix, loan and deposit growth, pricing, prepayment speeds, deposit decay rates, securities portfolio cash flows and reinvestment strategy and the market value of certain assets under the various interest rate scenarios. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous shocks are performed against that yield curve. The second table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from a gradual shift in the yield curve over a 12 month horizon.

Instantaneous Changes in Interest Rates (In Basis Points)	Percent Change In Net Interest Income
400	0.38%
300	0.90%
200	1.19%
100	1.33%
Base	—%
(100)	(0.27)%

Gradual Change in Interest Rates (In Basis Points)	Percent Change In Net Interest Income
400	0.22%
300	0.24%
200	0.26%
100	0.22%
Base	—%
(100)	0.55%

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

At June 30, 2019, First Guaranty is subject to various legal proceedings in the normal course of business and otherwise. It is our belief that the ultimate resolution of such claims will not have a material adverse effect on First Guaranty's financial position or results of operations.

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

FIRST GUARANTY BANCSHARES, INC.

Date: August 9, 2019	By: /s/ Alton B. Lewis
Alton B. Lewis
Principal Executive Officer

Date: August 9, 2019	By: /s/ Eric J. Dosch
Eric J. Dosch
Principal Financial Officer
Secretary and Treasurer