Form 10-Q
period 2019-09-30
First Guaranty Bancshares, Inc.
filed 2019-11-12
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2019
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
Yes ☐No ☒

As of November 11, 2019 the registrant had 8,856,388 shares of $1 par value common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents:
Cash and due from banks	$178,187	$127,416
Federal funds sold	781	549
Cash and cash equivalents	178,968	127,965

Investment securities:
Available for sale, at fair value	179,291	296,977
Held to maturity, at cost (estimated fair value of $90,061 and $104,840 respectively)	89,976	108,326
Investment securities	269,267	405,303

Federal Home Loan Bank stock, at cost	2,437	2,393
Loans held for sale	—	344

Loans, net of unearned income	1,292,911	1,225,268
Less: allowance for loan losses	12,230	10,776
Net loans	1,280,681	1,214,492

Premises and equipment, net	45,869	39,695
Goodwill	3,472	3,472
Intangible assets, net	3,142	3,528
Other real estate, net	3,370	1,138
Accrued interest receivable	7,238	6,716
Other assets	10,731	12,165
Total Assets	$1,805,175	$1,817,211

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$248,907	$244,516
Interest-bearing demand	594,968	594,359
Savings	108,826	109,958
Time	647,710	680,789
Total deposits	1,600,411	1,629,622

Short-term borrowings	—	—
Accrued interest payable	5,293	3,952
Senior long-term debt	17,638	19,838
Junior subordinated debentures	14,728	14,700
Other liabilities	5,061	1,815
Total Liabilities	1,643,131	1,669,927

Shareholders' Equity
Common stock:
$1 par value - authorized 100,600,000 shares; issued 8,807,175 shares	8,807	8,807
Surplus	92,268	92,268
Retained earnings	59,312	53,347
Accumulated other comprehensive income (loss)	1,657	(7,138)
Total Shareholders' Equity	162,044	147,284
Total Liabilities and Shareholders' Equity	$1,805,175	$1,817,211
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2019	2018	2019	2018
Interest Income:
Loans (including fees)	$19,263	$16,867	$57,665	$47,650
Deposits with other banks	872	158	2,461	274
Securities (including FHLB stock)	1,959	3,083	7,381	9,766
Federal funds sold	—	—	1	1
Total Interest Income	22,094	20,108	67,508	57,691

Interest Expense:
Demand deposits	2,504	2,155	8,146	6,273
Savings deposits	127	107	407	281
Time deposits	4,358	2,916	12,721	7,291
Borrowings	392	439	1,226	1,316
Total Interest Expense	7,381	5,617	22,500	15,161

Net Interest Income	14,713	14,491	45,008	42,530
Less: Provision for loan losses	1,727	372	4,148	568
Net Interest Income after Provision for Loan Losses	12,986	14,119	40,860	41,962

Noninterest Income:
Service charges, commissions and fees	707	768	1,928	2,262
ATM and debit card fees	579	540	1,686	1,572
Net (losses) gains on securities	29	(696)	(387)	(902)
Net gains on sale of loans	1,307	45	1,371	176
Other	557	542	1,528	1,437
Total Noninterest Income	3,179	1,199	6,126	4,545

Noninterest Expense:
Salaries and employee benefits	6,012	5,764	18,120	16,979
Occupancy and equipment expense	1,423	1,370	4,438	4,108
Other	3,875	4,022	11,582	10,953
Total Noninterest Expense	11,310	11,156	34,140	32,040

Income Before Income Taxes	4,855	4,162	12,846	14,467
Less: Provision for income taxes	1,008	765	2,654	2,872
Net Income	$3,847	$3,397	$10,192	$11,595

Per Common Share:
Earnings	$0.44	$0.39	$1.16	$1.32
Cash dividends paid	$0.16	$0.16	$0.48	$0.48

Weighted Average Common Shares Outstanding	8,807,175	8,807,175	8,807,175	8,807,175
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net Income	$3,847	$3,397	$10,192	$11,595
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	621	(2,150)	10,746	(12,690)
Reclassification adjustments for gains (losses) included in net income	(29)	696	387	902
Change in unrealized gains (losses) on securities	592	(1,454)	11,133	(11,788)
Tax impact	(124)	305	(2,338)	2,475
Other comprehensive income (loss)	468	(1,149)	8,795	(9,313)
Comprehensive Income	$4,315	$2,248	$18,987	$2,282
 See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

	Common Stock $1 Par	Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
(in thousands, except per share data)
Balance December 31, 2017	$8,807	$92,268	$44,464	$(1,556)	$143,983
Reclassification of stranded tax effects in accumulated other comprehensive income (1)	—	—	306	—	306
Net income	—	—	11,595	—	11,595
Other comprehensive income (loss)	—	—	—	(9,313)	(9,313)
Cash dividends on common stock ($0.48 per share)	—	—	(4,227)	—	(4,227)
Balance September 30, 2018 (unaudited)	$8,807	$92,268	$52,138	$(10,869)	$142,344

Balance December 31, 2018	$8,807	$92,268	$53,347	$(7,138)	$147,284
Net income	—	—	10,192	—	10,192
Other comprehensive income	—	—	—	8,795	8,795
Cash dividends on common stock ($0.48 per share)	—	—	(4,227)	—	(4,227)
Balance September 30, 2019 (unaudited)	$8,807	$92,268	$59,312	$1,657	$162,044
See Notes to Consolidated Financial Statements
(1) See Note 2 - Recent Accounting Pronouncements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in thousands)	2019	2018
Cash Flows From Operating Activities
Net income	$10,192	$11,595
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,148	568
Depreciation and amortization	2,218	2,299
Amortization/Accretion of investments	873	1,111
Loss on sale/call of securities	387	902
Gain on sale of assets	(1,305)	(190)
Repossessed asset write downs, gains and losses on dispositions	105	(67)
FHLB stock dividends	(44)	(30)
Net decrease in loans held for sale	344	738
Change in other assets and liabilities, net	4,433	3,648
Net Cash Provided By Operating Activities	21,351	20,574

Cash Flows From Investing Activities
Proceeds from maturities and calls of HTM securities	17,946	8,708
Proceeds from maturities, calls and sales of AFS securities	244,411	343,983
Funds Invested in AFS securities	(116,443)	(302,848)
Net increase in loans	(73,041)	(39,885)
Purchase of premises and equipment	(7,947)	(2,449)
Proceeds from sales of premises and equipment	5	38
Proceeds from sales of other real estate owned	365	484
Net Cash Provided By Investing Activities	65,296	8,031

Cash Flows From Financing Activities
Net decrease in deposits	(29,211)	(4,844)
Net increase in federal funds purchased and short-term borrowings	—	8,500
Repayment of long-term borrowings	(2,206)	(2,206)
Dividends paid	(4,227)	(4,227)
Net Cash Used In Financing Activities	(35,644)	(2,777)

Net Increase In Cash and Cash Equivalents	51,003	25,828
Cash and Cash Equivalents at the Beginning of the Period	127,965	38,028
Cash and Cash Equivalents at the End of the Period	$178,968	$63,856

Noncash Activities:
Acquisition of real estate in settlement of loans	$2,704	$297

Cash Paid During The Period:
Interest on deposits and borrowed funds	$21,159	$14,354
Federal income taxes	$2,750	$2,400
State income taxes	$23	$—

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations at September 30, 2019 and for the three and nine month periods ended September 30, 2019 and 2018 are not necessarily indicative of the results expected for the full year or any other interim period. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and the valuation of investment securities.

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments- Credit Losses: Measurement of Credit Losses on Financial Instruments". This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. The ASU amendments require the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU requires assets held at cost basis to reflect the company's current estimate of all expected credit losses. For available for sale debt securities, credit losses should be presented as an allowance rather than as a write-down. In addition, this ASU amends the accounting for purchased financial assets with credit deterioration. This ASU was originally effective for annual and interim periods beginning after December 15, 2019. On October 16, 2019, the FASB approved its proposal to delay the effective date of this ASU for certain business entities, as discussed below. First Guaranty is currently evaluating the impact of this accounting standard and is implementing a new software application to assist in determining the impact on the Consolidated Financial Statements.

In July 2019, the FASB added a project to its technical agenda to propose staggered effective dates for certain accounting standards, including ASU 2016-13. The FASB has proposed an approach that ASU 2016-13 will be effective for Public Business Entities that are SEC filers, excluding smaller reporting companies such as First Guaranty, for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years.  For all other entities, including smaller reporting companies like First Guaranty, ASU 2016-13 will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  For all entities, early adoption will continue to be permitted; that is, early adoption is allowed for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (that is, effective January 1, 2019, for calendar-year-end companies).  The FASB issued a proposed ASU for this project in August of 2019 and on October 16, 2019 approved the staggered effective dates and directed the staff to draft a final Accounting Standards Update. First Guaranty’s expected adoption date for ASU 2016-13 will change from fiscal years beginning after December 15, 2019 to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.

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

Note 3. Securities

A summary comparison of securities by type at September 30, 2019 and December 31, 2018 is shown below.

	September 30, 2019				December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasuries	$18,594	$—	$(2)	$18,592	$—	$—	$—	$—
U.S. Government Agencies	24,299	14	(6)	24,307	146,911	—	(5,522)	141,389
Corporate debt securities	61,103	842	(221)	61,724	76,310	72	(3,504)	72,878
Mutual funds or other equity securities	500	—	—	500	483	—	—	483
Municipal bonds	23,483	1,491	(30)	24,944	32,956	1,120	(175)	33,901
Collateralized mortgage obligations	1,764	11	—	1,775	918	—	(14)	904
Mortgage-backed securities	47,450	160	(161)	47,449	48,434	—	(1,012)	47,422
Total available for sale securities	$177,193	$2,518	$(420)	$179,291	$306,012	$1,192	$(10,227)	$296,977

Held to maturity:
U.S. Government Agencies	$18,174	$—	$(60)	$18,114	$28,172	$—	$(1,081)	$27,091
Municipal bonds	5,125	193	(1)	5,317	5,227	—	(101)	5,126
Mortgage-backed securities	66,677	140	(187)	66,630	74,927	—	(2,304)	72,623
Total held to maturity securities	$89,976	$333	$(248)	$90,061	$108,326	$—	$(3,486)	$104,840

The scheduled maturities of securities at September 30, 2019, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to calls or prepayments. Mortgage-backed securities are not due at a single maturity because of amortization and potential prepayment of the underlying mortgages. For this reason they are presented separately in the maturity table below.

	At September 30, 2019
(in thousands)	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$21,351	$21,373
Due after one year through five years	34,411	34,927
Due after five years through 10 years	57,158	58,198
Over 10 years	15,059	15,569
Subtotal	127,979	130,067
Collateralized mortgage obligations	1,764	1,775
Mortgage-backed securities	47,450	47,449
Total available for sale securities	$177,193	$179,291

Held to maturity:
Due in one year or less	$5,050	$5,038
Due after one year through five years	3,331	3,317
Due after five years through 10 years	11,498	11,531
Over 10 years	3,420	3,545
Subtotal	23,299	23,431
Mortgage-backed securities	66,677	66,630
Total held to maturity securities	$89,976	$90,061

At September 30, 2019, $166.6 million of First Guaranty's securities were pledged to secure public funds deposits and borrowings. The pledged securities had a market value of $166.7 million as of September 30, 2019.

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at September 30, 2019.

				At September 30, 2019
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	2	$18,592	$(2)	—	$—	$—	2	$18,592	$(2)
U.S. Government Agencies	—	—	—	2	4,542	(6)	2	4,542	(6)
Corporate debt securities	12	3,927	(9)	20	5,685	(212)	32	9,612	(221)
Mutual funds or other equity securities	—	—	—	—	—	—	—	—	—
Municipal bonds	12	1,570	(30)	—	—	—	12	1,570	(30)
Collateralized mortgage obligations	—	—	—	—	—	—	—	—	—
Mortgage-backed securities	13	16,182	(72)	10	13,980	(89)	23	30,162	(161)
Total available for sale securities	39	$40,271	$(113)	32	$24,207	$(307)	71	$64,478	$(420)

Held to maturity:
U.S. Government Agencies	2	$2,174	$(4)	8	$15,940	$(56)	10	$18,114	$(60)
Municipal bonds	1	149	(1)	1	50	—	2	199	(1)
Mortgage-backed securities	10	14,508	(43)	17	21,612	(144)	27	36,120	(187)
Total held to maturity securities	13	$16,831	$(48)	26	$37,602	$(200)	39	$54,433	$(248)

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

As of September 30, 2019, 110 of First Guaranty's debt securities had unrealized losses totaling 0.6% of the individual securities' amortized cost basis and 0.3% of First Guaranty's total amortized cost basis of the investment securities portfolio. 58 of the 110 securities had been in a continuous loss position for over 12 months at such date. The 58 securities had an aggregate amortized cost basis of $62.3 million and an unrealized loss of $0.5 million at September 30, 2019. Management has the intent and ability to hold these debt securities until maturity or until anticipated recovery.

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

Corporate debt securities in a loss position consist primarily of corporate bonds issued by businesses in the financial, insurance, utility, manufacturing, industrial, consumer products and oil and gas industries. No securities with an other-than-temporary impairment loss were held at September 30, 2019. First Guaranty believes that the remaining issuers will be able to fulfill the obligations of these securities based on evaluations described above. First Guaranty has the ability and intent to hold these securities until they recover, which could be at their maturity dates.

There were no other-than-temporary impairment losses recognized on securities during the nine months ended September 30, 2019 and 2018.

The following table presents a roll-forward of the amount of credit losses on debt securities held by First Guaranty for which a portion of OTTI was recognized in other comprehensive income for the nine months ended September 30, 2019 and 2018:

(in thousands)	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Beginning balance of credit losses at end of prior year	$60	$60
Other-than-temporary impairment credit losses on securities not previously OTTI	—	—
Increases for additional credit losses on securities previously determined to be OTTI	—	—
Reduction for increases in cash flows	—	—
Reduction due to credit impaired securities sold or fully settled	(60)	—
Ending balance of cumulative credit losses recognized in earnings at end of period	$—	$60

In the first nine months of 2019 there were no other-than-temporary impairment credit losses on securities for which we had previously recognized OTTI. For securities that have indications of credit related impairment, management analyzes future expected cash flows to determine if any credit related impairment is evident. Estimated cash flows are determined using management's best estimate of future cash flows based on specific assumptions. The assumptions used to determine the cash flows were based on estimates of loss severity and credit default probabilities. Management reviews reports from credit rating agencies and public filings of issuers.

At September 30, 2019, First Guaranty's exposure to bond issuers that exceeded 10% of shareholders' equity is below:

	At September 30, 2019
(in thousands)	Amortized Cost	Fair Value
U.S. Government Treasuries (U.S.)	$18,594	$18,592
Federal Home Loan Bank (FHLB)	18,746	18,741
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	44,982	44,974
Federal National Mortgage Association (Fannie Mae-FNMA)	71,145	71,097
Federal Farm Credit Bank (FFCB)	21,727	21,688
Total	$175,194	$175,092

Note 4. Loans

The following table summarizes the components of First Guaranty's loan portfolio as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$157,980	12.2%	$124,644	10.1%
Farmland	16,484	1.3%	18,401	1.5%
1- 4 Family	187,772	14.5%	172,760	14.1%
Multifamily	22,459	1.7%	42,918	3.5%
Non-farm non-residential	585,177	45.1%	586,263	47.7%
Total Real Estate	969,872	74.8%	944,986	76.9%
Non-Real Estate:
Agricultural	29,193	2.3%	23,108	1.9%
Commercial and industrial	213,993	16.5%	200,877	16.4%
Consumer and other	83,029	6.4%	59,443	4.8%
Total Non-Real Estate	326,215	25.2%	283,428	23.1%
Total Loans Before Unearned Income	1,296,087	100.0%	1,228,414	100.0%
Unearned income	(3,176)		(3,146)
Total Loans Net of Unearned Income	$1,292,911		$1,225,268

The following table summarizes fixed and floating rate loans by contractual maturity, excluding nonaccrual loans, as of September 30, 2019 and December 31, 2018 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	September 30, 2019			December 31, 2018
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$135,678	$103,997	$239,675	$108,160	$80,895	$189,055
More than one to five years	421,066	284,296	705,362	393,344	287,737	681,081
More than five to 15 years	107,657	74,764	182,421	118,715	86,779	205,494
Over 15 years	108,308	49,423	157,731	85,611	58,430	144,041
Subtotal	$772,709	$512,480	1,285,189	$705,830	$513,841	1,219,671
Nonaccrual loans			10,898			8,743
Total Loans Before Unearned Income			1,296,087			1,228,414
Unearned income			(3,176)			(3,146)
Total Loans Net of Unearned Income			$1,292,911			$1,225,268

As of September 30, 2019, $100.1 million of floating rate loans were at their interest rate floor. At December 31, 2018, $27.7 million of floating rate loans were at the interest rate floor. Nonaccrual loans have been excluded from these totals.

The following tables present the age analysis of past due loans at September 30, 2019 and December 31, 2018:

	As of September 30, 2019
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$1,490	$390	$1,880	$156,100	$157,980	$—
Farmland	—	1,337	1,337	15,147	16,484	—
1- 4 family	2,554	1,977	4,531	183,241	187,772	2
Multifamily	—	—	—	22,459	22,459	—
Non-farm non-residential	8,777	929	9,706	575,471	585,177	184
Total Real Estate	12,821	4,633	17,454	952,418	969,872	186
Non-Real Estate:
Agricultural	8	4,842	4,850	24,343	29,193	—
Commercial and industrial	1,920	478	2,398	211,595	213,993	24
Consumer and other	300	1,283	1,583	81,446	83,029	128
Total Non-Real Estate	2,228	6,603	8,831	317,384	326,215	152
Total Loans Before Unearned Income	$15,049	$11,236	$26,285	$1,269,802	$1,296,087	$338
Unearned income					(3,176)
Total Loans Net of Unearned Income					$1,292,911

	As of December 31, 2018
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$936	$311	$1,247	$123,397	$124,644	$—
Farmland	—	1,293	1,293	17,108	18,401	—
1- 4 family	4,333	2,272	6,605	166,155	172,760	26
Multifamily	648	—	648	42,270	42,918	—
Non-farm non-residential	4,897	864	5,761	580,502	586,263	—
Total Real Estate	10,814	4,740	15,554	929,432	944,986	26
Non-Real Estate:
Agricultural	528	3,651	4,179	18,929	23,108	—
Commercial and industrial	742	370	1,112	199,765	200,877	53
Consumer and other	537	127	664	58,779	59,443	66
Total Non-Real Estate	1,807	4,148	5,955	277,473	283,428	119
Total Loans Before Unearned Income	$12,621	$8,888	$21,509	$1,206,905	$1,228,414	$145
Unearned income					(3,146)
Total Loans Net of Unearned Income					$1,225,268

The tables above include $10.9 million and $8.7 million of nonaccrual loans at September 30, 2019 and December 31, 2018, respectively. See the tables below for more detail on nonaccrual loans.

The following is a summary of nonaccrual loans by class at the dates indicated:

(in thousands)	As of September 30, 2019	As of December 31, 2018
Real Estate:
Construction & land development	$390	$311
Farmland	1,337	1,293
1- 4 family	1,975	2,246
Multifamily	—	—
Non-farm non-residential	745	864
Total Real Estate	4,447	4,714
Non-Real Estate:
Agricultural	4,842	3,651
Commercial and industrial	454	317
Consumer and other	1,155	61
Total Non-Real Estate	6,451	4,029
Total Nonaccrual Loans	$10,898	$8,743

The following table identifies the credit exposure of the loan portfolio, including loans acquired with deteriorated credit quality, by specific credit ratings as of the dates indicated:

	As of September 30, 2019					As of December 31, 2018
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Construction & land development	$150,991	$5,227	$1,762	$—	$157,980	$116,062	$5,698	$2,884	$—	$124,644
Farmland	11,903	3,177	1,404	—	16,484	13,151	3,888	1,362	—	18,401
1- 4 family	176,252	4,662	6,858	—	187,772	160,581	2,815	9,364	—	172,760
Multifamily	14,486	807	7,166	—	22,459	35,554	—	7,364	—	42,918
Non-farm non-residential	570,496	225	14,456	—	585,177	564,993	2,888	17,859	523	586,263
Total Real Estate	924,128	14,098	31,646	—	969,872	890,341	15,289	38,833	523	944,986
Non-Real Estate:
Agricultural	23,969	50	5,174	—	29,193	19,050	43	4,015	—	23,108
Commercial and industrial	193,653	16,799	3,541	—	213,993	186,176	10,930	3,771	—	200,877
Consumer and other	81,673	138	1,218	—	83,029	59,119	151	173	—	59,443
Total Non-Real Estate	299,295	16,987	9,933	—	326,215	264,345	11,124	7,959	—	283,428
Total Loans Before Unearned Income	$1,223,423	$31,085	$41,579	$—	1,296,087	$1,154,686	$26,413	$46,792	$523	1,228,414
Unearned income					(3,176)					(3,146)
Total Loans Net of Unearned Income					$1,292,911					$1,225,268

Purchased Impaired Loans

As part of the acquisition of Premier Bancshares, Inc. ("Premier") on June 16, 2017, First Guaranty purchased credit impaired loans for which there was, at acquisition, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows at September 30, 2019 and  December 31, 2018.

(in thousands)	As of September 30, 2019	As of December 31, 2018
Real Estate:
Construction & land development	$—	$—
Farmland	—	1
1- 4 family	47	48
Multifamily	—	—
Non-farm non-residential	2,020	2,301
Total Real Estate	2,067	2,350
Non-Real Estate:
Agricultural	—	—
Commercial and industrial	886	909
Consumer and other	—	—
Total Non-Real Estate	886	909
Total	$2,953	$3,259

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

The accretable yield, or income expected to be collected, on the purchased loans above is as follows for the nine months ended September 30, 2019 and 2018.

(in thousands)	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Balance, beginning of period	$613	$1,031
Acquisition accretable yield	—	—
Accretion	(746)	(368)
Net transfers from nonaccretable difference to accretable yield	498	—
Balance, end of period	$365	$663

Note 5. Allowance for Loan Losses

A summary of changes in the allowance for loan losses, by portfolio type, for the nine months ended September 30, 2019 and 2018 are as follows:

	For the Nine Months Ended September 30,
	2019					2018
(in thousands)	Beginning Allowance (12/31/2018)	Charge-offs	Recoveries	Provision	Ending Allowance (9/30/2019)	Beginning Allowance (12/31/2017)	Charge-offs	Recoveries	Provision	Ending Allowance (9/30/2018)
Real Estate:
Construction & land development	$581	$—	$—	$(58)	$523	$628	$—	$3	$(22)	$609
Farmland	41	—	—	5	46	5	—	—	7	12
1- 4 family	911	(522)	35	408	832	1,078	(99)	87	(275)	791
Multifamily	1,318	—	—	(323)	995	994	—	20	232	1,246
Non-farm non-residential	4,771	(845)	5	1,715	5,646	2,811	(404)	88	2,033	4,528
Total Real Estate	7,622	(1,367)	40	1,747	8,042	5,516	(503)	198	1,975	7,186
Non-Real Estate:
Agricultural	339	(40)	—	(177)	122	187	(60)	12	276	415
Commercial and industrial	1,909	(598)	21	671	2,003	2,377	(179)	1,629	(2,167)	1,660
Consumer and other	891	(931)	181	1,922	2,063	1,125	(468)	155	469	1,281
Unallocated	15	—	—	(15)	—	20	—	—	15	35
Total Non-Real Estate	3,154	(1,569)	202	2,401	4,188	3,709	(707)	1,796	(1,407)	3,391
Total	$10,776	$(2,936)	$242	$4,148	$12,230	$9,225	$(1,210)	$1,994	$568	$10,577

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio and by recoveries. The result is an allocation of the loan loss reserve from one category to another.

A summary of the allowance and loans, including loans acquired with deteriorated credit quality, individually and collectively evaluated for impairment are as follows:

	As of September 30, 2019
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Individually Evaluated for Purchased Credit-Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Individually Evaluated for Purchased Credit-Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$—	$—	$523	$523	$—	$—	$157,980	$157,980
Farmland	—	—	46	46	552	—	15,932	16,484
1- 4 family	34	—	798	832	1,265	47	186,460	187,772
Multifamily	—	—	995	995	—	—	22,459	22,459
Non-farm non-residential	3,045	—	2,601	5,646	7,105	2,020	576,052	585,177
Total Real Estate	3,079	—	4,963	8,042	8,922	2,067	958,883	969,872
Non-Real Estate:
Agricultural	—	—	122	122	4,030	—	25,163	29,193
Commercial and industrial	113	—	1,890	2,003	1,025	886	212,082	213,993
Consumer and other	1,135	—	928	2,063	1,135	—	81,894	83,029
Total Non-Real Estate	1,248	—	2,940	4,188	6,190	886	319,139	326,215
Total	$4,327	$—	$7,903	$12,230	$15,112	$2,953	$1,278,022	1,296,087
Unearned Income								(3,176)
Total Loans Net of Unearned Income								$1,292,911

	As of December 31, 2018
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Individually Evaluated for Purchased Credit-Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Individually Evaluated for Purchased Credit-Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$38	$—	$543	$581	$304	$—	$124,340	$124,644
Farmland	—	—	41	41	552	1	17,848	18,401
1- 4 family	—	—	911	911	631	48	172,081	172,760
Multifamily	—	—	1,318	1,318	—	—	42,918	42,918
Non-farm non-residential	1,152	—	3,619	4,771	4,881	2,301	579,081	586,263
Total Real Estate	1,190	—	6,432	7,622	6,368	2,350	936,268	944,986
Non-Real Estate:
Agricultural	—	—	339	339	2,983	—	20,125	23,108
Commercial and industrial	110	—	1,799	1,909	1,088	909	198,880	200,877
Consumer and other	—	—	891	891	—	—	59,443	59,443
Unallocated	—	—	15	15	—	—	—	—
Total Non-Real Estate	110	—	3,044	3,154	4,071	909	278,448	283,428
Total	$1,300	$—	$9,476	$10,776	$10,439	$3,259	$1,214,716	1,228,414
Unearned Income								(3,146)
Total loans net of unearned income								$1,225,268

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

The following is a summary of impaired loans, excluding loans acquired with deteriorated credit quality, by class as of the date indicated:

	As of September 30, 2019
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$—	$—	$—	$—	$—	$—
Farmland	552	552	—	552	—	—
1- 4 family	749	749	—	740	38	45
Multifamily	—	—	—	—	—	—
Non-farm non-residential	—	—	—	—	—	—
Total Real Estate	1,301	1,301	—	1,292	38	45
Non-Real Estate:
Agricultural	4,030	4,109	—	4,031	11	—
Commercial and industrial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total Non-Real Estate	4,030	4,109	—	4,031	11	—
Total Impaired Loans with no related allowance	5,331	5,410	—	5,323	49	45

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
1- 4 family	516	516	34	524	—	—
Multifamily	—	—	—	—	—	—
Non-farm non-residential	7,105	7,105	3,045	7,124	277	301
Total Real Estate	7,621	7,621	3,079	7,648	277	301
Non-Real Estate:
Agricultural	—	—	—	—	—	—
Commercial and industrial	1,025	1,025	113	1,044	52	48
Consumer and other	1,135	1,135	1,135	3,075	119	80
Total Non-Real Estate	2,160	2,160	1,248	4,119	171	128
Total Impaired Loans with an allowance recorded	9,781	9,781	4,327	11,767	448	429

Total Impaired Loans	$15,112	$15,191	$4,327	$17,090	$497	$474

The following is a summary of impaired loans, excluding loans acquired with deteriorated credit quality, by class as of the date indicated:

	As of December 31, 2018
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
1- 4 family	631	631	—	626	13	—
Multifamily	—	—	—	—	—	—
Non-farm non-residential	523	523	—	536	33	34
Total Real Estate	1,154	1,154	—	1,162	46	34
Non-Real Estate:
Agricultural	3,535	3,613	—	3,583	173	272
Commercial and industrial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total Non-Real Estate	3,535	3,613	—	3,583	173	272
Total Impaired Loans with no related allowance	4,689	4,767	—	4,745	219	306

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
1- 4 family	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Non-farm non-residential	3,070	3,070	1,150	3,104	139	139
Total Real Estate	3,070	3,070	1,150	3,104	139	139
Non-Real Estate:
Agricultural	—	—	—	—	—	—
Commercial and industrial	1,088	1,088	110	1,115	55	64
Consumer and other	—	—	—	—	—	—
Total Non-Real Estate	1,088	1,088	110	1,115	55	64
Total Impaired Loans with an allowance recorded	4,158	4,158	1,260	4,219	194	203

Total Impaired Loans	$8,847	$8,925	$1,260	$8,964	$413	$509

Troubled Debt Restructurings

A troubled debt restructuring ("TDR") is considered such if the lender for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. The modifications to First Guaranty's TDRs were concessions on either the interest rate charged or the amortization. The effect of the modifications to First Guaranty was a reduction in interest income. These loans have an allocated reserve in First Guaranty's allowance for loan losses. First Guaranty has not restructured any loans that are considered TDRs in the nine months ended September 30, 2019. At September 30, 2019, First Guaranty had no outstanding TDRs.

The following table identifies the TDRs as of September 30, 2019 and December 31, 2018:

	September 30, 2019				December 31, 2018
	Accruing Loans				Accruing Loans
(in thousands)	Current	30-89 Days Past Due	Nonaccrual	Total TDRs	Current	30-89 Days Past Due	Nonaccrual	Total TDRs
Real Estate:
Construction & land development	$—	$—	$—	$—	$—	$—	$304	$304
Farmland	—	—	—	—	—	—	—	—
1- 4 Family	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Non-farm non residential	—	—	—	—	1,288	—	—	1,288
Total Real Estate	—	—	—	—	1,288	—	304	1,592
Non-Real Estate:
Agricultural	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
Total Non-Real Estate	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$1,288	$—	$304	$1,592

The following table discloses TDR activity for the nine months ended September 30, 2019.

	Troubled Debt Restructured Loans Activity Nine Months Ended September 30, 2019
(in thousands)	Beginning balance December 31, 2018	New TDRs	Charge-offs post-modification	Transferred to ORE	Paydowns	Construction to permanent financing	Restructured to market terms	Other adjustments	Ending balance September 30, 2019
Real Estate:
Construction & land development	$304	$—	$—	$—	$—	$—	$(304)	$—	$—
Farmland	—	—	—	—	—	—	—	—	—
1 - 4 family	—	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—	—
Non-farm non-residential	1,288	—	—	—	—	—	(1,288)	—	—
Total Real Estate	1,592	—	—	—	—	—	(1,592)	—	—
Non-Real Estate:
Agricultural	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—	—
Total Non-Real Estate	—	—	—	—	—	—	—	—	—
Total	$1,592	$—	$—	$—	$—	$—	$(1,592)	—	$—

Note 6. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to impairment testing. Other intangible assets continue to be amortized over their useful lives. First Guaranty's goodwill is the difference in purchase price over the fair value of net assets acquired from its acquisition of Homestead Bancorp in 2007 and Premier in 2017. Goodwill totaled $3.5 million at September 30, 2019 and December 31, 2018. No impairment charges have been recognized on First Guaranty's intangible assets.  Loan servicing assets decreased $0.1 million to $0.7 million at September 30, 2019 compared to December 31, 2018. Other intangible assets recorded include core deposit intangibles, which are subject to amortization. The weighted-average amortization period remaining for First Guaranty's core deposit intangibles is 9.0 years at September 30, 2019. The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions.

Note 7. Other Real Estate (ORE)

Other real estate owned consists of the following at the dates indicated:

(in thousands)	September 30, 2019	December 31, 2018
Real Estate Owned Acquired by Foreclosure:
Residential	$117	$120
Construction & land development	213	241
Non-farm non-residential	3,040	777
Total Other Real Estate Owned and Foreclosed Property	$3,370	$1,138

Loans secured by one-to-four family residential properties in the process of foreclosure totaled $0.5 million as of September 30, 2019.

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

Below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at September 30, 2019 and December 31, 2018:

Contract Amount

(in thousands)	September 30, 2019	December 31, 2018
Commitments to Extend Credit	$98,520	$108,348
Unfunded Commitments under lines of credit	$164,179	$122,212
Commercial and Standby letters of credit	$10,978	$6,912

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

While the final outcome of legal proceedings is inherently uncertain, based on information currently available as of September 30, 2019, any incremental liability arising from First Guaranty's legal proceedings will not have a material adverse effect on First Guaranty's financial position or results of operations.

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified within Level 3 in First Guaranty's portfolio as of September 30, 2019 includes corporate debt and municipal securities.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	September 30, 2019	December 31, 2018
Available for Sale Securities Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$19,092	$483
Level 2: Significant Other Observable Inputs	151,837	291,733
Level 3: Significant Unobservable Inputs	8,362	4,761
Securities available for sale measured at fair value	$179,291	$296,977

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

The change in Level 1 securities available for sale from December 31, 2018 to September 30, 2019 was due principally to a net increase in Treasury bills of $18.6 million. The change in Level 2 securities available for sale from December 31, 2018 to September 30, 2019 was due principally to a reduction in agency, municipal and corporate bonds related to sales and maturities. There were no transfers between Level 1 and 2 securities available for sale from December 31, 2018 to September 30, 2019.

The following table reconciles assets measured at fair value on a recurring basis using unobservable inputs (Level 3):

Level 3 Changes
(in thousands)	September 30, 2019
Balance, beginning of year	$4,761
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	110
Purchases, sales, issuances and settlements, net	3,491
Transfers in and/or out of Level 3	—
Balance as of end of period	$8,362

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held as of September 30, 2019.

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of September 30, 2019 and December 31, 2018, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At September 30, 2019	At December 31, 2018
Impaired Loans - Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	—	—
Level 3: Significant Unobservable Inputs	6,177	3,620
Impaired loans measured at fair value	$6,177	$3,620

Other Real Estate Owned - Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	2,370	1,012
Level 3: Significant Unobservable Inputs	883	126
Other real estate owned measured at fair value	$3,253	$1,138

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

Other Unrecognized Financial Instruments.

The fair value of commitments to extend credit is estimated using the fees charged to enter into similar legally binding agreements, taking into account the remaining terms of the agreements and customers' credit ratings. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. Noninterest-bearing deposits are held at cost. The fair values of letters of credit are based on fees charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2019 and December 31, 2018 the fair value of guarantees under commercial and standby letters of credit was not material.

The estimated fair values and carrying values of the financial instruments at September 30, 2019 and December 31, 2018 are presented in the following table:

	September 30, 2019		December 31, 2018
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Cash and cash equivalents	$178,968	$178,968	$127,965	$127,965
Securities, available for sale	179,291	179,291	296,977	296,977
Securities, held to maturity	89,976	90,061	108,326	104,840
Federal Home Loan Bank stock	2,437	2,437	2,393	2,393
Loans held for sale	—	—	344	379
Loans, net	1,280,681	1,279,878	1,214,492	1,193,886
Accrued interest receivable	7,238	7,238	6,716	6,716

Liabilities
Deposits	$1,600,411	$1,607,678	$1,629,622	$1,625,827
Borrowings	17,638	17,647	19,838	19,853
Junior subordinated debentures	14,728	14,853	14,700	14,537
Accrued interest payable	5,293	5,293	3,952	3,952

There is no material difference between the contract amount and the estimated fair value of off-balance sheet items that are primarily comprised of short-term unfunded loan commitments that are generally at market prices.

Note 11. Subsequent Events

On November 7, 2019, First Guaranty completed the acquisition of Union Bancshares, Incorporated, a Louisiana corporation ("Union"). On the November 7, 2019 acquisition date, Union was merged with and into First Guaranty with First Guaranty as the surviving corporation followed by the merger of Union's wholly-owned subsidiary, The Union Bank ("Union Bank") with and into the Bank, with the Bank continuing as the surviving entity. Shareholders of Union received $1,061.20 per share in cash, yielding an aggregate deal value of $43.4 million. The cash consideration was partially financed by a $32.5 million term loan from First Horizon Bank. Union Bancshares, Inc. had total consolidated assets of approximately $258.5 million, loans of $183.8 million and total deposits of $205.2 million as of November 7, 2019. First Guaranty incurred $0.2 million in pre-tax merger-related expenses during the first nine months of 2019. The acquisition of Union is being accounted for under the purchase method of accounting.

On November 7, 2019, First Guaranty closed a private placement offering of 49,213 shares of its common stock (the “Offering”) to one accredited investor as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933 (the “Act”).  The Offering price was $20.32 per share, which was the closing price for the Company’s common stock on the Nasdaq Global Market for the previous five business days. The Offering resulted in gross proceeds of $1.0 million to the Company. There were no underwriting discounts or commissions. The Company relied on the exemption from registration provided under Rule 506 of Regulation D promulgated under the Act.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of First Guaranty's financial condition and results of operations is intended to highlight the significant factors affecting First Guaranty's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data at September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly First Guaranty's financial position and results of operations for such periods.

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

Third Quarter and Nine Months Ended September 30, 2019 Financial Overview

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

Financial highlights for the third quarter and nine months ended September 30, 2019 are as follows:

•
Total assets decreased $12.0 million, or 0.7%, to $1.8 billion at September 30, 2019 when compared with December 31, 2018. Total loans at September 30, 2019 were $1.3 billion, an increase of $67.6 million, or 5.5%, compared with December 31, 2018. Total deposits were $1.6 billion at September 30, 2019, a decrease of $29.2 million, or 1.8%, compared with December 31, 2018. Retained earnings were $59.3 million at September 30, 2019, an increase of $6.0 million compared to $53.3 million at December 31, 2018. Shareholders' equity was $162.0 million and $147.3 million at September 30, 2019 and December 31, 2018, respectively.

•
Net income for the third quarter of 2019 and 2018 was $3.8 million and $3.4 million, respectively. Net income for the nine months ended September 30, 2019 was $10.2 million compared to $11.6 million for the nine months ended September 30, 2018. Net income for the nine months ended September 30, 2018 was partially affected by the $1.6 million recovery mentioned in the provision for loan losses discussion below.

•
Earnings per common share were $0.44 and $0.39 for the third quarter of 2019 and 2018, respectively, and $1.16 and $1.32 for the nine months ended September 30, 2019 and 2018, respectively. Total weighted average shares outstanding were 8,807,175 for the third quarter of 2019 and 2018, respectively, and 8,807,175 for the nine months ended September 30, 2019 and 2018, respectively.

•
Net interest income for the third quarter of 2019 was $14.7 million compared to $14.5 million for the same period in 2018. Net interest income for the nine months ended September 30, 2019 was $45.0 million compared to $42.5 million for the nine months ended September 30, 2018.

•
The provision for loan losses for the third quarter of 2019 was $1.7 million compared to $0.4 million for the same period in 2018. The provision for loan losses for the nine months ended September 30, 2019 was $4.1 million compared to $0.6 million for the nine months ended September 30, 2018. First Guaranty received a $3.6 million negotiated payment in settlement of a commercial and industrial non-accrual loan on May 9, 2018. The payment resulted in a recovery of $1.6 million. The recovery impacted the allowance for loan losses and the end result was a negative provision for loan losses in the second quarter of 2018.

•
Noninterest income for the third quarter of 2019 was $3.2 million compared to $1.2 million for the same period in 2018. Noninterest income for the nine months ended September 30, 2019 was $6.1 million compared to $4.5 million for the nine months ended September 30, 2018. During the third quarter of 2019, First Guaranty sold the guaranteed portion of SBA USDA loans which generated a gain on the sale of loans of $1.4 million.

•
The net interest margin for the three months ended September 30, 2019 was 3.35% which was a decrease of 10 basis points from the net interest margin of 3.45% for the same period in 2018. The net interest margin for the nine months ended September 30, 2019 was 3.37% which was a decrease of three basis points from the net interest margin of 3.40% for the same period in 2018. First Guaranty attributed the decrease in the net interest margin in the third quarter of 2019 to a rise in interest expense associated with interest-bearing deposits, partially offset by the change in balance sheet composition to higher yielding loans from lower yielding securities. Loans as a percentage of average interest earning assets increased to 72.0% at September 30, 2019 compared to 69.3% at September 30, 2018.

•
Investment securities totaled $269.3 million at September 30, 2019, a decrease of $136.0 million when compared to $405.3 million at December 31, 2018. First Guaranty sold investment securities in order to fund loan growth and reduce interest rate risk. During the third quarter of 2019, First Guaranty had $84.8 million in investment securities called due to the fall in interest rates. First Guaranty recognized a gain on sale of securities of $29,000 in the third quarter of 2019 as compared to a loss on sale of securities of $696,000 for the same period in 2018. Losses on the sale of securities for the nine months ended September 30, 2019 were $0.4 million compared to $0.9 million for the nine months ended September 30, 2018. At September 30, 2019, available for sale securities, at fair value, totaled $179.3 million, a decrease of $117.7 million when compared to $297.0 million at December 31, 2018. At September 30, 2019, held to maturity securities, at amortized cost, totaled $90.0 million, a decrease of $18.4 million when compared to $108.3 million at December 31, 2018.

•
The net loan portfolio at September 30, 2019 totaled $1.3 billion, a net increase of $66.2 million from the December 31, 2018 net loan portfolio balance of $1.2 billion. Total loans net of unearned income are reduced by the allowance for loan losses which totaled $12.2 million at September 30, 2019 and $10.8 million at December 31, 2018, respectively.

•	Total impaired loans increased $6.3 million to $15.1 million at September 30, 2019 compared to $8.8 million at December 31, 2018.

•	Nonaccrual loans increased $2.2 million to $10.9 million at September 30, 2019 compared to $8.7 million at December 31, 2018.

•
The allowance for loan losses was 0.95% of loans at September 30, 2019 compared to 0.88% at December 31, 2018. The allowance for loan losses as a percentage of total loans was 0.99% prior to the inclusion of the acquired loans from Premier.

•
Return on average assets for the three months ended September 30, 2019 and 2018 was 0.84% and 0.78%, respectively. Return on average assets for the nine months ended September 30, 2019 and 2018 was 0.74% and 0.89%, respectively. Return on average common equity for the three months ended September 30, 2019 and 2018 was 9.43% and 9.40%, respectively. Return on average common equity for the nine months ended September 30, 2019 and 2018 was 8.71% and 10.92%, respectively. Return on average assets is calculated by dividing annualized net income by average assets. Return on average common equity is calculated by dividing annualized net income by average common equity.

•
Book value per common share was $18.40 as of September 30, 2019 compared to $16.16 as of September 30, 2018. The increase in book value was due primarily to an increase in accumulated other comprehensive income ("AOCI") and retained earnings. AOCI is comprised of unrealized gains and losses on available for sale securities.

•
First Guaranty's Board of Directors declared cash dividends of $0.16 per common share in the third quarter of 2019 and 2018. First Guaranty has paid 105 consecutive quarterly dividends as of September 30, 2019.

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

•
First Guaranty currently has two new facilities under construction in order to facilitate future expansion. These construction commitments total $12.9 million at September 30, 2019. Total costs incurred for these two facilities as of September 30, 2019 was $7.6 million.

•
On November 7, 2019, First Guaranty completed the acquisition of Union Bancshares, Incorporated, a Louisiana corporation ("Union"). On the November 7, 2019 acquisition date, Union was merged with and into First Guaranty with First Guaranty as the surviving corporation followed by the merger of Union's wholly-owned subsidiary, The Union Bank ("Union Bank") with and into the Bank, with the Bank continuing as the surviving entity. Shareholders of Union received $1,061.20 per share in cash, yielding an aggregate deal value of $43.4 million. Union Bancshares, Inc. had total consolidated assets of approximately $261.4 million on November 7, 2019.

Financial Condition

Changes in Financial Condition from December 31, 2018 to September 30, 2019

Assets

Total assets at September 30, 2019 were $1.8 billion, a decrease of $12.0 million, or 0.7%, from December 31, 2018. Assets decreased primarily due to decreases in investment securities of $136.0 million, partially offset by an increase in net loans of $66.2 million and cash and cash equivalents of $51.0 million at September 30, 2019 compared to December 31, 2018.

Loans

Net loans increased $66.2 million, or 5.4%, to $1.3 billion at September 30, 2019 from $1.2 billion at December 31, 2018. Construction and land development loans increased $33.3 million principally due to the funding of unfunded commitments on various construction projects. Consumer and other loans increased $23.6 million primarily due to the origination of lease commitments. One-to four-family residential loans increased $15.0 million primarily due to the continued growth in local loan originations. Commercial and industrial loans increased $13.1 million primarily due to new originations. Agricultural loans increased $6.1 million due to seasonal activity. Multifamily loans decreased $20.5 million primarily due to paydowns, primarily associated with one large credit that totaled $26.6 million. Farmland loans decreased $1.9 million primarily due to paydowns on agricultural loan commitments. Non-farm non-residential loan balances decreased $1.1 million primarily due to paydowns on existing commitments. First Guaranty had approximately 4.2% of funded and 1.5% of unfunded commitments in our loan portfolio to businesses engaged in support or service activities for oil and gas operations. First Guaranty had $176.8 million in loans related to our Texas markets at September 30, 2019. Syndicated loans at September 30, 2019 were $59.8 million, of which $23.6 million were shared national credits. Syndicated loans decreased $7.2 million during the first nine months of 2019 from $67.0 million at December 31, 2018 primarily due to payoffs of existing relationships.

As of September 30, 2019, 74.8% of our loan portfolio was secured by real estate. The largest portion of our loan portfolio, at 45.1% as of September 30, 2019, was non-farm non-residential loans secured by real estate. Approximately 39.9% of the loan portfolio was based on a floating rate tied to the prime rate or LIBOR as of September 30, 2019. 73.5% of the loan portfolio is scheduled to mature within five years from September 30, 2019.

First Guaranty acquired in the Premier acquisition a portfolio of loans comprised of loans guaranteed principally by the U.S. Small Business Administration ("SBA") or by the U.S. Department of Agriculture ("USDA") and the unguaranteed portion of SBA and USDA loans for which the guaranteed portion had been sold into the secondary market. First Guaranty has continued to originate SBA and USDA loans and has sold the guaranteed portion of the loans. At September 30, 2019, First Guaranty's balance of SBA and USDA loans was $32.4 million of which $10.4 million retained the government guarantee and $22.0 million was the unguaranteed residual balance. At September 30, 2019, First Guaranty also serviced 51 SBA and USDA loans that totaled $53.3 million. First Guaranty receives servicing fee income on this portfolio.

Net loans are reduced by the allowance for loan losses which totaled $12.2 million at September 30, 2019 and $10.8 million at December 31, 2018. Loan charge-offs were $2.9 million during the first nine months of 2019 and $1.2 million during the same period in 2018. Recoveries totaled $242,000 during the first nine months of 2019 and $2.0 million during the same period in 2018. The provision for loan losses totaled $4.1 million for the first nine months of 2019 and $0.6 million for the same period in 2018. See Note 4 of the Notes to Consolidated Financial Statements for more information on loans and Note 5 for more information on the allowance for loan losses.

Investment Securities

Investment securities at September 30, 2019 totaled $269.3 million, a decrease of $136.0 million compared to $405.3 million at December 31, 2018. The investment portfolio consisted of available for sale securities at fair market value for a total of $179.3 million at September 30, 2019 and held to maturity securities at amortized cost of $90.0 million at September 30, 2019.

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

Our available for sale securities portfolio totaled $179.3 million at September 30, 2019, a decrease of $117.7 million, or 39.6%, compared to $297.0 million at December 31, 2018. The decrease was primarily due to called bonds and the sale of securities. First Guaranty had $74.7 million in U.S. Government agency securities and $0.1 million of corporate securities called during the third quarter of 2019 due to the fall in interest rates. First Guaranty had security sales of $46.7 million in U.S. Government agency securities, $13.1 million in mortgage-backed securities, $23.1 million in corporate securities and $8.2 million in municipal securities for which the proceeds were used to fund loan growth during the nine months ended September 30, 2019.

Our held to maturity securities portfolio had an amortized cost of $90.0 million at September 30, 2019, a decrease of $18.4 million, or 16.9%, compared to $108.3 million at December 31, 2018. The decrease was primarily due to the call of $10.0 million in U.S. Government agency securities and the continued amortization of our mortgage-backed securities.

At September 30, 2019, $26.4 million, or 9.8%, of the securities portfolio was scheduled to mature in less than one year. $38.3 million, or 14.2%, of the securities portfolio, not including collateralized mortgage obligations and mortgage-backed securities, were scheduled to mature between one and five years. $69.7 million, or 25.9%, of the securities portfolio, not including collateralized mortgage obligations and mortgage-backed securities, were scheduled to mature between five and ten years. Securities, not including collateralized mortgage obligations and mortgage-backed securities, with contractual maturity dates over 10 years totaled $19.0 million, or 7.1%, of the total securities portfolio at September 30, 2019. The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates. Prepayments of mortgages that collateralize mortgage-backed securities also affect the maturity of the securities portfolio. Based on internal forecasts as of September 30, 2019, management believes that the securities portfolio has a forecasted weighted average life of approximately 4.1 years based on the current interest rate environment. A parallel interest rate shock of 400 basis points is forecasted to increase the weighted average life of the portfolio to approximately 5.6 years. The portfolio had an estimated effective duration of 3.1 years at September 30, 2019.

There was no credit related other-than-temporary impairment of securities losses recognized during the nine months ended September 30, 2019 or September 30, 2018.

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

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

(in thousands)	September 30, 2019	December 31, 2018
Nonaccrual loans:
Real Estate:
Construction and land development	$390	$311
Farmland	1,337	1,293
1- 4 family	1,975	2,246
Multifamily	—	—
Non-farm non-residential	745	864
Total Real Estate	4,447	4,714
Non-Real Estate:
Agricultural	4,842	3,651
Commercial and industrial	454	317
Consumer and other	1,155	61
Total Non-Real Estate	6,451	4,029
Total nonaccrual loans	10,898	8,743

Loans 90 days and greater delinquent & accruing:
Real Estate:
Construction and land development	—	—
Farmland	—	—
1- 4 family	2	26
Multifamily	—	—
Non-farm non-residential	184	—
Total Real Estate	186	26
Non-Real Estate:
Agricultural	—	—
Commercial and industrial	24	53
Consumer and other	128	66
Total Non-Real Estate	152	119
Total loans 90 days and greater delinquent & accruing	338	145

Total non-performing loans	11,236	8,888

Real Estate Owned:
Real Estate Loans:
Construction and land development	213	241
Farmland	—	—
1- 4 family	117	120
Multifamily	—	—
Non-farm non-residential	3,040	777
Total Real Estate	3,370	1,138
Non-Real Estate Loans:
Agricultural	—	—
Commercial and industrial	—	—
Consumer and other	—	—
Total Non-Real Estate	—	—
Total Real Estate Owned	3,370	1,138

Total non-performing assets	$14,606	$10,026

Non-performing assets to total loans	1.13%	0.82%
Non-performing assets to total assets	0.81%	0.55%
Non-performing loans to total loans	0.87%	0.73%

At September 30, 2019, non-performing assets totaled $14.6 million, or 0.81% of total assets, compared to $10.0 million, or 0.55%, of total assets at December 31, 2018, which represented an increase of $4.6 million, or 45.7%. The increase in non-performing assets occurred primarily as a result of an increase in other real estate owned and nonaccrual loans. Other real estate owned increased from $1.1 million at December 31, 2018 to $3.4 million at September 30, 2019. The increase in other real estate owned was primarily related to a $2.2 million non-farm non-residential property that was charged down to its estimated fair value and transfered to other real estate owned during the second quarter of 2019. This loan was on nonaccrual status as of March 31, 2019 with a balance of $3.1 million and a specific reserve of $0.6 million.

Nonaccrual loans increased from $8.7 million at December 31, 2018 to $10.9 million at September 30, 2019. The increase in nonaccrual loans was concentrated primarily in agricultural loans and consumer and other loans. Nonaccrual loans were concentrated in ten loan relationships that totaled $7.4 million, or 68.2%, of nonaccrual loans at September 30, 2019. Non-performing assets included $5.4 million in loans with a government guarantee, or 37.1% of non-performing assets. These are structured as net loss guarantees in which up to 90% of loss exposure is covered.

At September 30, 2019, loans 90 days or greater delinquent and still accruing totaled $0.3 million, an increase of $0.2 million compared to $0.1 million at December 31, 2018. These loans were comprised of $0.2 million in non-farm non-residential loans, $0.1 million in consumer and other loans, $24,000 in commercial and industrial loans and $2,000 in one- to-four family residential loans at September 30, 2019.

At September 30, 2019, our largest non-performing assets were comprised of the following nonaccrual loans and other real estate owned: (1) a $2.2 million non-farm non-residential property included in other real estate owned; (2) an agricultural/ farmland loan relationship that totaled $1.1 million; (3) a commercial lease relationship that totaled $1.1 million; (4) an agricultural loan relationship that totaled $1.0 million; (5) an agricultural loan relationship that totaled $1.0 million; (6) an agricultural loan relationship that totaled $0.7 million, this loan relationship has been charged down to its estimated fair value; (7) an agricultural loan relationship that totaled $0.7 million; and (8) a $0.6 million non-farm non-residential property included in other real estate owned. The agricultural loans are partially guaranteed by the USDA Farm Service Agency.

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

The following is a summary of loans restructured as TDRs at September 30, 2019 and December 31, 2018:

(in thousands)	September 30, 2019	December 31, 2018
Restructured Loans:
In Compliance with Modified Terms	$—	$1,288
Past Due 30 through 89 days and still accruing	—	—
Past Due 90 days and greater and still accruing	—	—
Nonaccrual	—	304
Restructured Loans that subsequently defaulted	—	—
Total Restructured Loans	$—	$1,592

At September 30, 2019, we had no outstanding TDRs. The decline in TDRs occurred due to two credit relationships in the aggregate amount of $1.6 million that had returned to market terms and been in compliance with their modified terms for 12 months.

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

The allowance for loan losses was $12.2 million, or 0.95% of total loans, and 108.8% of nonperforming loans at September 30, 2019.

Comparing September 30, 2019 to December 31, 2018, there were changes within the specific components of the allowance balance. The increase in the allowance was attributable to an increase in the provision related to impaired loans. The primary changes were an increase in the balance associated with consumer and other loans, non-farm non-residential loans, commercial and industrial loans and farmland loans. In the third quarter of 2019, a $4.1 million loan secured by a hotel was determined to be impaired. An allocation of $1.9 million was made against it during the third quarter of 2019. In the third quarter of 2019, a $1.1 million commercial lease was determined to be impaired. An allocation of $1.1 was made against it during the third quarter of 2019. This increase was partially offset by a decrease in the allowance for multifamily loans, agricultural loans, one-to four-family loans and construction and land development loans. Special mention loans increased by $4.7 million during the first nine months of 2019 primarily due to the downgrade of syndicated loans and the upgrade of one-to four-family loans from substandard status. Substandard loans decreased by $5.2 million during the first nine months of 2019 primarily due to a $3.1 million non-farm non-residential loan that was charged off and transferred to other real estate owned and the upgrade of one-to four-family loans to special mention status. Doubtful loans decreased $0.5 million during the first nine months of 2019, due to the upgrade of a non-farm non-residential loan to substandard status.

First Guaranty charged off $2.9 million in loan balances during the first nine months of 2019. The charged-off loan balances were concentrated in four loan relationships which totaled $2.0 million or 69.0% of the total charged off amount during the nine months ended September 30, 2019. The details of the $2.9 million in charged off loans were as follows:

1.	First Guaranty charged off $0.2 million on a commercial and industrial loan in the first quarter of 2019. This loan had no remaining principal balance at September 30, 2019.

2.	First Guaranty charged off $0.6 million on a purchased consumer loan pool during the first nine months of 2019. This loan pool had a remaining principal balance of $3.6 million at September 30, 2019.

3.
First Guaranty charged off $0.8 million on a non-farm non-residential loan in the second quarter of 2019. This loan had no remaining principal balance at September 30, 2019. The collateral balance of $2.2 million was transferred to other real estate owned during the second quarter of 2019.

4.	First Guaranty charged off $0.4 million on a one-to four-family residential loan in the second quarter of 2019. This loan had no remaining principal balance at September 30, 2019.

5.	Smaller loans and overdrawn deposit accounts comprised the remaining $0.9 million of charge-offs for the first nine months of 2019.

The provision for loan losses increased to $4.1 million in the first nine months of 2019 from $0.6 million for the same period in 2018. The provision in the first nine months of 2019 was taken to provide for current loan and deposit losses and to maintain the allowance proportionate to risks inherent in the loan portfolio. Total charge-offs were $2.9 million for the first nine months of 2019 and $1.2 million for the same period in 2018. Recoveries totaled $0.2 million during the first nine months of 2019 and $2.0 million during the first nine months of 2018 due to one large recovery of $1.6 million. For more information, see Note 5 to Consolidated Financial Statements.

Other information related to the allowance for loan losses is as follows:

(in thousands)	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Loans:
Average outstanding balance	$1,286,859	$1,158,246
Balance at end of period	$1,292,911	$1,189,386

Allowance for Loan Losses:
Balance at beginning of year	$10,776	$9,225
Charge-offs	(2,936)	(1,210)
Recoveries	242	1,994
Provision	4,148	568
Balance at end of period	$12,230	$10,577

Deposits

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. We regularly assess our funding needs, deposit pricing and interest rate outlooks. From December 31, 2018 to September 30, 2019, total deposits decreased $29.2 million, or 1.8%, to $1.6 billion. Noninterest-bearing demand deposits increased $4.4 million, or 1.8% to $248.9 million at September 30, 2019. The increase in noninterest-bearing demand deposits was due to fluctuations in existing customer balances. Interest-bearing demand deposits increased $0.6 million, or 0.1%, to $595.0 million at September 30, 2019. The increase in interest-bearing demand deposits was primarily concentrated in public funds interest-bearing demand deposits. Savings deposits decreased $1.1 million, or 1.0%, to $108.8 million at September 30, 2019, primarily related to decreases in individual savings deposits. Time deposits decreased $33.1 million, or 4.9%, to $647.7 million at September 30, 2019, primarily due to decreases in public funds deposits.

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

As of September 30, 2019, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $455.8 million. At September 30, 2019, approximately $333.2 million of First Guaranty's certificates of deposit had a remaining term greater than one year.

The following table compares deposit categories for the periods indicated.

Total Deposits	For the Nine Months Ended September 30,			For the Years Ended December 31,
	2019			2018			2017
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$250,523	15.2%	—%	$252,531	16.3%	—%	$244,949	16.7%	—
Interest-bearing Demand	586,914	35.5%	1.9%	556,528	35.9%	1.5%	539,399	36.9%	1.0%
Savings	111,211	6.7%	0.5%	111,134	7.2%	0.4%	102,779	7.0%	0.2%
Time	704,927	42.6%	2.4%	628,457	40.6%	1.7%	575,666	39.4%	1.2%
Total Deposits	$1,653,575	100.0%	1.7%	$1,548,650	100.0%	1.3%	$1,462,793	100.0%	0.9%

Individual and Business Deposits	For the Nine Months Ended September 30,			For the Years Ended December 31,
	2019			2018			2017
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$244,784	23.9%	—%	$246,550	26.7%	—	$240,337	28.0%	—
Interest-bearing Demand	216,379	21.1%	1.5%	204,405	22.1%	1.1%	187,439	21.8%	0.6%
Savings	82,732	8.1%	0.1%	84,844	9.2%	0.1%	82,442	9.6%	0.1%
Time	480,782	46.9%	2.6%	388,623	42.0%	1.7%	348,656	40.6%	1.3%
Total Individual and Business Deposits	$1,024,677	100.0%	1.5%	$924,422	100.0%	1.0%	$858,874	100.0%	0.7%

Public Funds Deposits	For the Nine Months Ended September 30,			For the Years Ended December 31,
	2019			2018			2017
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$5,739	0.9%	—%	$5,981	1.0%	—	$4,612	0.8%	—
Interest-bearing Demand	370,535	58.9%	2.1%	352,123	56.4%	1.8%	351,960	58.3%	1.2%
Savings	28,479	4.5%	1.7%	26,290	4.2%	1.4%	20,337	3.4%	0.8%
Time	224,145	35.7%	2.1%	239,834	38.4%	1.7%	227,010	37.5%	1.1%
Total Public Funds Deposits	$628,898	100.0%	2.0%	$624,228	100.0%	1.7%	$603,919	100.0%	1.2%

The following table sets forth the distribution of our time deposit accounts.

(in thousands)	September 30, 2019
Time deposits of less than $100,000	$191,896
Time deposits of $100,000 through $250,000	203,185
Time deposits of more than $250,000	252,629
Total Time Deposits	$647,710

The following table sets forth the maturity of the time deposits at September 30, 2019.

(in thousands)	September 30, 2019
Due in one year or less	$314,556
Due after one year through three years	157,902
Due after three years	175,252
Total Time Deposits	$647,710

At September 30, 2019, public funds deposits totaled $556.4 million compared to $645.5 million at December 31, 2018. Public funds time deposits totaled $148.4 million at September 30, 2019 compared to $247.0 million at December 31, 2018. Public funds deposits decreased due to seasonal fluctuations and a reduction in the balances associated with one customer. We have developed a program for the retention and management of public funds deposits. Since the end of 2012, we have maintained public funds deposits in excess of $400.0 million. These deposits are from public entities such as school districts, hospital districts, sheriff departments and municipalities. $521.5 million, or 94%, of these accounts at September 30, 2019, are under fiscal agency agreements with terms of three years or less. Deposits under fiscal agency agreements are generally stable but public entities may maintain the ability to negotiate term deposits on a specific basis including with other financial institutions. Three of these relationships account for 40% of public funds deposits that are under fiscal agency agreements. These deposits generally have stable balances as we maintain both operating accounts and time deposits for these entities. There is a seasonal component to public deposit levels associated with annual tax collections. Public funds will increase at the end of the year and during the first quarter. In addition to seasonal fluctuations, there are monthly fluctuations associated with internal payroll and short-term tax collection accounts for our public funds deposit accounts. Public funds deposit accounts are collateralized by FHLB letters of credit, by expanded reciprocal deposit insurance programs, by Louisiana municipal bonds and by eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac.

The following table sets forth public funds as a percent of total deposits.

(in thousands except for %)	September 30, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Public Funds:
Noninterest-bearing Demand	$6,278	$6,930	$4,828	$4,114	$4,906
Interest-bearing Demand	372,697	364,692	389,788	324,356	296,416
Savings	28,985	26,903	20,539	20,116	14,667
Time	148,406	247,004	225,591	208,330	252,688
Total Public Funds	$556,366	$645,529	$640,746	$556,916	$568,677
Total Deposits	$1,600,411	$1,629,622	$1,549,286	$1,326,181	$1,295,870
Total Public Funds as a percent of Total Deposits	34.8%	39.6%	41.4%	42.0%	43.9%

Borrowings

First Guaranty maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. First Guaranty had no short-term borrowings outstanding at September 30, 2019 and at December 31, 2018.

First Guaranty had senior long-term debt totaling $17.6 million as of September 30, 2019 and $19.8 million at December 31, 2018.

First Guaranty also had junior subordinated debentures totaling $14.7 million at September 30, 2019 and at December 31, 2018.

First Guaranty had $358.5 million in Federal Home Loan Bank letters of credit as of September 30, 2019 compared to $344.3 million at December 31, 2018. Federal Home Loan Bank letters of credit are obtained primarily for collateralizing public deposits.

Total Shareholders' Equity

Total shareholders' equity increased to $162.0 million at September 30, 2019 from $147.3 million at December 31, 2018. The increase in shareholders' equity was principally the result of an increase of $8.8 million in accumulated other comprehensive income along with an increase of $6.0 million in retained earnings. The increase in accumulated other comprehensive income was primarily attributed to the decrease in unrealized losses on available for sale securities during the nine months ended September 30, 2019. The $6.0 million increase in retained earnings was due to net income of $10.2 million during the nine months ended September 30, 2019, partially offset by $4.2 million in cash dividends paid on shares of our common stock during the nine months ended September 30, 2019.

Results of Operations for the Third Quarter and Nine Months Ended September 30, 2019 and 2018

Performance Summary

Three months ended September 30, 2019 compared to the three months ended September 30, 2018. Net income for the three months ended September 30, 2019 was $3.8 million, an increase of $0.5 million, or 13.2%, from $3.4 million for the three months ended September 30, 2018. The increase in net income for the three months ended September 30, 2019 as compared to the prior year period was the result of several factors. First Guaranty experienced an increase in interest income associated with loans and increased noninterest income, partially offset by an increase in the provision for loan losses, increased interest expense and increased noninterest expense. Loan interest income increased due to the continued growth in First Guaranty's loan portfolio and an increase in the average yield on loans. Noninterest income increased primarily as a result of gains on the sale of the guaranteed portion of SBA and USDA loans and an increase in securities gains. Factors that partially offset this income include increased interest expense and noninterest expense. The increase in interest expense was due to the rising interest rate environment and increased competition. Noninterest expense increased primarily due to an increase in salaries and employee benefits. Earnings per common share for the three months ended September 30, 2019 was $0.44 per common share, an increase of 12.8% or $0.05 per common share from $0.39 per common share for the three months ended September 30, 2018. Earnings per share was affected by the increase in earnings.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Net income for the nine months ended September 30, 2019 was $10.2 million, a decrease of $1.4 million, or 12.1%, from $11.6 million for the nine months ended September 30, 2018. The decrease in net income for the nine months ended September 30, 2019 as compared to the prior year period was the result of several factors. First Guaranty experienced increased interest expense, an increase in the provision for loan losses and increased noninterest expense, partially offset by increased interest income associated with loans and increased noninterest income. The increase in interest expense was due to the rising interest rate environment and increased competition. Noninterest expense increased primarily due to an increase in salaries and employee benefits. Factors that partially offset these expenses include increased loan interest income and increased noninterest income. Loan interest income increased due to the continued growth in First Guaranty's loan portfolio and an increase in the average yield on loans. Noninterest income increased as a result of gains on the sale of the guaranteed portion of SBA and USDA loans and a decrease in securities losses. First Guaranty implemented a plan in the third quarter of 2018 to shrink the securities portfolio and transition the proceeds of securities sales into the loan portfolio and reduce interest rate risk. First Guaranty has generated securities losses as a result of this plan. Losses on the sale of securities were $0.4 million for the nine months ended September 30, 2019 compared to $0.9 million for the same period in 2018. Earnings per common share for the nine months ended September 30, 2019 was $1.16 per common share, a decrease of 12.1% or $0.16 per common share from $1.32 per common share for the nine months ended September 30, 2018. Earnings per share was affected by the decrease in earnings.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest income earned on interest-earning assets, including loans and securities, and interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Interest rate fluctuations, as well as changes in the amount and type of interest-earning assets and interest-bearing liabilities, combine to affect net interest income. First Guaranty’s assets and liabilities are generally most affected by changes in the Federal Funds rate, Libor rate, short term Treasury rates such as one month and three month Treasury bills, and longer term Treasury rates such as the U.S. ten year Treasury rate. Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities. There may also be a time lag in the effect of interest rate changes on assets and liabilities. It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds.

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

Three months ended September 30, 2019 compared to the three months ended September 30, 2018. Net interest income for the three months ended September 30, 2019 and 2018 was $14.7 million and $14.5 million, respectively. The increase in net interest income for the three months ended September 30, 2019 as compared to the prior year period was primarily due to an increase in the average balance of our total interest-earning assets and an increase in the average yield of our total interest-earning assets, partially offset by the increase in the average balance of our total interest-bearing liabilities and an increase in the average rate of our total interest-bearing liabilities. Interest rates generally declined during the three months ended September 30, 2019 as compared to a general increase in interest rates during the same period in 2018. For the three months ended September 30, 2019, the average balance of our total interest-earning assets increased by $75.8 million to $1.7 billion, and the average yield of our interest-earning assets increased by 24 basis points to 5.03% from 4.79% for the three months ended September 30, 2018. For the three months ended September 30, 2019, the average balance of our total interest-bearing liabilities increased by $63.8 million to $1.4 billion, and the average rate of our total interest-bearing liabilities increased by 43 basis points to 2.11% from 1.68% for the three months ended September 30, 2018. As a result, our net interest rate spread decreased 19 basis points to 2.92% for the three months ended September 30, 2019 from 3.11% for the three months ended September 30, 2018. Our net interest margin decreased ten basis points to 3.35% for the three months ended September 30, 2019 from 3.45% for the three months ended September 30, 2018.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Net interest income for the nine months ended September 30, 2019 and 2018 was $45.0 million and $42.5 million, respectively. The increase in net interest income for the nine months ended September 30, 2019 as compared to the prior year period was primarily due to an increase in the average balance of our total interest-earning assets, an increase in the average yield of our total interest-earning assets and $0.6 million in interest income from the settlement of a purchased credit-impaired loan, partially offset by the increase in the average balance of our total interest-bearing liabilities and an increase in the average rate of our total interest-bearing liabilities. Interest rates generally declined during the nine months ended September 30, 2019 as compared to a general increase in interest rates during the same period in 2018. For the nine months ended September 30, 2019, the average balance of our total interest-earning assets increased by $115.7 million to $1.8 billion, and the average yield of our interest-earning assets increased by 43 basis points to 5.05% from 4.62% for the nine months ended September 30, 2018.  For the nine months ended September 30, 2019, the average balance of our total interest-bearing liabilities increased by $104.2 million to $1.4 billion, and the average rate of our total interest-bearing liabilities increased by 57 basis points to 2.09% from 1.52% for the nine months ended September 30, 2018. As a result, our net interest rate spread decreased 14 basis points to 2.96% for the nine months ended September 30, 2019 from 3.10% for the nine months ended September 30, 2018. Our net interest margin decreased three basis points to 3.37% for the nine months ended September 30, 2019 from 3.40% for the nine months ended September 30, 2018.

Interest Income

Three months ended September 30, 2019 compared to the three months ended September 30, 2018. Interest income increased $2.0 million, or 9.9%, to $22.1 million for the three months ended September 30, 2019 as compared to the prior year period. First Guaranty continues to transition assets from lower yielding securities and interest-bearing bank balances to higher yielding loans in order to increase interest income. The increase in interest income resulted primarily from an increase in the average balance of our total interest-earning assets along with an increase in the average yield of interest-earning assets. The average balance of our interest-earning assets increased $75.8 million to $1.7 billion for the three months ended September 30, 2019 as compared to the prior year period. The average yield of interest-earning assets increased by 24 basis points to 5.03% for the three months ended September 30, 2019 compared to 4.79% for the three months ended September 30, 2018.

Interest income on securities decreased $1.1 million to $2.0 million for the three months ended September 30, 2019 as compared to the prior year period primarily as a result of a decrease in the average balance of securities. The average balance of securities decreased $162.8 million to $284.6 million for the three months ended September 30, 2019 from $447.3 million for the three months ended September 30, 2018 due to a decrease in the average balance of our agency, mortgage-backed, corporate and municipal securities as a result of securities sales, calls and maturities. The average yield on securities remained stable at 2.73% for the three months ended September 30, 2019 and 2018, respectively.

Interest income on loans increased $2.4 million, or 14.2%, to $19.3 million for the three months ended September 30, 2019 as compared to the prior year period as a result of an increase in the average balance of loans along with an increase in the average yield on loans. The average balance of loans (excluding loans held for sale) increased by $113.2 million to $1.3 billion for the three months ended September 30, 2019 from $1.2 billion for the three months ended September 30, 2018 as a result of new loan originations and acquired loans. The average yield on loans (excluding loans held for sale) increased by 25 basis points to 5.93% for the three months ended September 30, 2019 from 5.68% for the three months ended September 30, 2018 as a result of the rising interest rate environment.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Interest income increased $9.8 million, or 17.0%, to $67.5 million for the nine months ended September 30, 2019 as compared to the prior year period. First Guaranty continues to transition assets from lower yielding securities and interest-bearing bank balances to higher yielding loans in order to increase interest income. The increase in interest income resulted primarily from an increase in the average balance of our total interest-earning assets along with an increase in the average yield of interest-earning assets. The average balance of our interest-earning assets increased $115.7 million to $1.8 billion for the nine months ended September 30, 2019 as compared to the prior year period. The average yield of interest-earning assets increased by 43 basis points to 5.05% for the nine months ended September 30, 2019 compared to 4.62% for the nine months ended September 30, 2018.

Interest income on securities decreased $2.4 million to $7.4 million for the nine months ended September 30, 2019 as compared to the prior year period primarily as a result of a decrease in the average balance of securities. The average balance of securities decreased $131.9 million to $349.0 million for the nine months ended September 30, 2019 from $480.9 million for the nine months ended September 30, 2018 due to a decrease in the average balance of our agency, mortgage-backed, corporate and municipal securities as a result of securities sales, calls and maturities. The average yield on securities increased by 11 basis points to 2.83% for the nine months ended September 30, 2019 from 2.72% for the nine months ended September 30, 2018 due to the sale of lower yielding securities.

Interest income on loans increased $10.0 million, or 21.0%, to $57.7 million for the nine months ended September 30, 2019 as compared to the prior year period as a result of an increase in the average balance of loans along with an increase in the average yield on loans. Included in interest income on loans was a $0.6 million settlement on a purchased credit-impaired loan that was received during the second quarter of 2019. The average balance of loans (excluding loans held for sale) increased by $128.6 million to $1.3 billion for the nine months ended September 30, 2019 from $1.2 billion for the nine months ended September 30, 2018 as a result of new loan originations and acquired loans. The average yield on loans (excluding loans held for sale) increased by 50 basis points to 5.99% for the nine months ended September 30, 2019 from 5.49% for the nine months ended September 30, 2018 as a result of the rising interest rate environment.

Interest Expense

Three months ended September 30, 2019 compared to the three months ended September 30, 2018.  Interest expense increased $1.8 million, or 31.4%, to $7.4 million for the three months ended September 30, 2019 from $5.6 million for the three months ended September 30, 2018 due primarily to an increase in the average rate paid on interest-bearing deposits along with an increase in the average balance of interest-bearing deposits. The average balance of interest-bearing deposits increased by $68.7 million during the three months ended September 30, 2019 to $1.4 billion as compared to the prior year period as a result of a $43.3 million increase in the average balance of time deposits and a $26.6 million increase in the average balance of interest-bearing demand deposits, offset by a $1.2 million decrease in the average balance of savings deposits. The average rate of interest-bearing demand deposits increased by 17 basis points during the three months ended September 30, 2019 to 1.77% as compared to the prior year period. The increase in the average rate on interest-bearing demand deposits was due to those deposits, primarily public funds NOW accounts and brokered money market deposits, whose rates are contractually tied to national index rates such as the U.S. Federal Funds rate or short term U.S. Treasury rates which have increased over the last year. The average rate of time deposits increased 72 basis points during the three months ended September 30, 2019 to 2.53% as compared to the prior year period. The increase in the average rate and average balance of time deposits was due to changes in market rates and the initiation of a deposit campaign by First Guaranty in order to fund future loan growth and diversify the deposit portfolio. First Guaranty initiated a deposit campaign in 2018 to grow time deposits generally with terms greater than two years. This strategy is designed to fund loan growth and increase long term funding for the Bank.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.  Interest expense increased $7.3 million, or 48.4%, to $22.5 million for the nine months ended September 30, 2019 from $15.2 million for the nine months ended September 30, 2018 due primarily to an increase in the average rate paid on interest-bearing deposits along with an increase in the average balance of interest-bearing deposits. The average balance of interest-bearing deposits increased by $110.7 million during the nine months ended September 30, 2019 to $1.4 billion as compared to the prior year period as a result of a $93.1 million increase in the average balance of time deposits, a $17.3 million increase in the average balance of interest-bearing demand deposits and a $0.3 million increase in the average balance of savings deposits. The average rate of interest-bearing demand deposits increased by 39 basis points during the nine months ended September 30, 2019 to 1.86% as compared to the prior year period. The increase in the average rate on interest-bearing demand deposits was due to those deposits, primarily public funds NOW accounts and brokered money market deposits, whose rates are contractually tied to national index rates such as the U.S. Federal Funds rate or short term U.S. Treasury rates which have increased over the last year. The average rate of time deposits increased 82 basis points during the nine months ended September 30, 2019 to 2.41% as compared to the prior year period. The increase in the average rate and average balance of time deposits was due to changes in market rates and the initiation of a deposit campaign by First Guaranty in order to fund future loan growth and diversify the deposit portfolio. First Guaranty initiated a deposit campaign in 2018 to grow time deposits generally with terms greater than two years. This strategy is designed to fund loan growth and increase long term funding for the Bank.

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

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(in thousands except for %)	Average Balance	Interest	Yield/Rate (6)	Average Balance	Interest	Yield/Rate (6)
Assets
Interest-earning assets:
Interest-earning deposits with banks(1)	$167,568	$872	2.06%	$41,749	$158	1.50%
Securities (including FHLB stock)	284,575	1,959	2.73%	447,348	3,083	2.73%
Federal funds sold	480	—	—%	134	—	—%
Loans held for sale	8	—	—%	826	12	5.77%
Loans, net of unearned income	1,289,851	19,263	5.93%	1,176,670	16,855	5.68%
Total interest-earning assets	1,742,482	$22,094	5.03%	1,666,727	$20,108	4.79%

Noninterest-earning assets:
Cash and due from banks	8,439			9,968
Premises and equipment, net	44,598			38,294
Other assets	14,585			13,751
Total Assets	$1,810,104			$1,728,740

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$561,720	$2,504	1.77%	$535,123	$2,155	1.60%
Savings deposits	110,927	127	0.45%	112,113	107	0.38%
Time deposits	682,872	4,358	2.53%	639,613	2,916	1.81%
Borrowings	33,413	392	4.65%	38,268	439	4.55%
Total interest-bearing liabilities	1,388,932	$7,381	2.11%	1,325,117	$5,617	1.68%

Noninterest-bearing liabilities:
Demand deposits	250,382			254,405
Other	8,942			5,875
Total Liabilities	1,648,256			1,585,397

Shareholders' equity	161,848			143,343
Total Liabilities and Shareholders' Equity	$1,810,104			$1,728,740
Net interest income		$14,713			$14,491

Net interest rate spread (2)			2.92%			3.11%
Net interest-earning assets (3)	$353,550			$341,610
Net interest margin (4), (5)			3.35%			3.45%

Average interest-earning assets to interest-bearing liabilities			125.45%			125.78%

(1)	Includes Federal Reserve balances reporting in cash and due from banks on the consolidated balance sheets.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

(5)
The tax adjusted net interest margin was 3.36% and 3.46% for the above periods ended September 30, 2019 and 2018, respectively. A 21% tax rate was used to calculate the effect on securities income from tax exempt securities for the above periods ended September 30, 2019 and 2018, respectively.

(6)	Annualized.

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
(in thousands except for %)	Average Balance	Interest	Yield/Rate (6)	Average Balance	Interest	Yield/Rate (6)
Assets
Interest-earning assets:
Interest-earning deposits with banks(1)	$150,174	$2,461	2.19%	$30,004	$274	1.22%
Securities (including FHLB stock)	349,039	7,381	2.83%	480,899	9,766	2.72%
Federal funds sold	468	1	0.25%	586	1	0.23%
Loans held for sale	416	24	7.71%	1,510	69	6.11%
Loans, net of unearned income	1,286,859	57,641	5.99%	1,158,246	47,581	5.49%
Total interest-earning assets	1,786,956	$67,508	5.05%	1,671,245	$57,691	4.62%

Noninterest-earning assets:
Cash and due from banks	8,818			10,185
Premises and equipment, net	42,743			38,221
Other assets	13,664			13,795
Total Assets	$1,852,181			$1,733,446

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$586,914	$8,146	1.86%	$569,605	$6,273	1.47%
Savings deposits	111,211	407	0.49%	110,933	281	0.34%
Time deposits	704,927	12,721	2.41%	611,792	7,291	1.59%
Borrowings	33,902	1,226	4.83%	40,377	1,316	4.36%
Total interest-bearing liabilities	1,436,954	$22,500	2.09%	1,332,707	$15,161	1.52%

Noninterest-bearing liabilities:
Demand deposits	250,523			253,372
Other	8,237			5,366
Total Liabilities	1,695,714			1,591,445

Shareholders' equity	156,467			142,001
Total Liabilities and Shareholders' Equity	$1,852,181			$1,733,446
Net interest income		$45,008			$42,530

Net interest rate spread (2)			2.96%			3.10%
Net interest-earning assets (3)	$350,002			$338,538
Net interest margin (4), (5)			3.37%			3.40%

Average interest-earning assets to interest-bearing liabilities			124.36%			125.40%

(1)	Includes Federal Reserve balances reporting in cash and due from banks on the consolidated balance sheets.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

(5)
The tax adjusted net interest margin was 3.38% and 3.42%for the above periods ended September 30, 2019 and 2018, respectively. A 21% tax rate was used to calculate the effect on securities income from tax exempt securities for the above periods ended September 30, 2019 and 2018, respectively.

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

For the three months ended September 30, 2019, the provision for loan losses was $1.7 million compared to $0.4 million for the same period in 2018. The allowance for loan losses at September 30, 2019 was $12.2 million and was 0.95% of total loans. The increase in the provision was partially attributed to additional provisions on loans evaluated individually for impairment. The provision was also attributable to the increase in the loan portfolio and charge-offs not previously provided for. Total charge-offs were $0.5 million for the three months ended September 30, 2019 and $0.7 million for the same period in 2018. The allowance for loan losses as a percentage of total loans was 0.99% prior to the inclusion of the acquired loans from Premier.

We recorded a $4.1 million provision for loan losses for the nine months ended September 30, 2019 compared to $0.6 million for the same period in 2018. The increase in the provision was partially attributed to additional provisions on loans evaluated individually for impairment. First Guaranty also received a $3.6 million negotiated payment in settlement of a commercial and industrial non-accrual loan on May 9, 2018. The payment resulted in a recovery of $1.6 million. The recovery impacted the allowance for loan losses and the end result was a negative provision for loan losses in the second quarter of 2018. The provision was also attributable to the increase in the loan portfolio and charge-offs not previously provided for. Total charge-offs were $2.9 million for the first nine months of 2019 and $1.2 million for the same period in 2018.

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

Noninterest income totaled $3.2 million for the three months ended September 30, 2019, an increase of $2.0 million from $1.2 million for the three months ended September 30, 2018. The increase was primarily due to increased gains on the sale of the guaranteed portion of SBA and USDA loans along with increased gains on the sale of securities. Service charges, commissions and fees totaled $0.7 million for the three months ended September 30, 2019 and $0.8 million for the same period in 2018. ATM and debit card fees totaled $0.6 million for the three months ended September 30, 2019 and $0.5 million for the same period in 2018. Net securities gains were $29,000 for the three months ended September 30, 2019 as compared to losses of $0.7 million for the same period in 2018. The gains on securities sales occurred as First Guaranty sold investment securities in order to fund loan growth. Net gains on the sale of loans were $1.3 million for the three months ended September 30, 2019 and $45,000 for the same period in 2018. Other noninterest income totaled $0.6 million and $0.5 million for the three months ended September 30, 2019 and 2018, respectively.

Noninterest income totaled $6.1 million for the nine months ended September 30, 2019, an increase of $1.6 million from $4.5 million for the nine months ended September 30, 2018. The increase was primarily due to increased gains on the sale of the guaranteed portion of SBA and USDA loans along with lower losses on the sale of securities. Service charges, commissions and fees totaled $1.9 million for the nine months ended September 30, 2019 and $2.3 million for the same period in 2018. ATM and debit card fees totaled $1.7 million for the nine months ended September 30, 2019 and $1.6 million for the same period in 2018. Net securities losses were $0.4 million for the nine months ended September 30, 2019 as compared to $0.9 million for the same period in 2018. The losses on securities sales occurred as First Guaranty sold investment securities in order to fund loan growth. Net gains on the sale of loans were $1.4 million for the nine months ended September 30, 2019 and $176,000 for the same period in 2018. Other noninterest income totaled $1.5 million and $1.4 million for the nine months ended September 30, 2019 and 2018, respectively.

Noninterest Expense

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense and other types of expenses. Noninterest expense totaled $11.3 million for the three months ended September 30, 2019 and $11.2 million for the three months ended September 30, 2018. Salaries and benefits expense totaled $6.0 million for the three months ended September 30, 2019 and $5.8 million for the three months ended September 30, 2018. The increase was primarily due to new hires. Occupancy and equipment expense totaled $1.4 million for the three months ended September 30, 2019 and 2018, respectively. Other noninterest expense totaled $3.9 million for the three months ended September 30, 2019 and  $4.0 million for the three months ended September 30, 2018. The decrease in other noninterest expense was primarily associated with the decrease in regulatory assessments. During the third quarter of 2019, First Guaranty received an adjustment in FDIC assessments due an adjustment to the FDIC deposit insurance balances.

Noninterest expense totaled $34.1 million for the nine months ended September 30, 2019 and $32.0 million for the nine months ended September 30, 2018. Salaries and benefits expense totaled $18.1 million for the nine months ended September 30, 2019 and $17.0 million for the nine months ended September 30, 2018. The increase was primarily due to new hires. Occupancy and equipment expense totaled $4.4 million for the nine months ended September 30, 2019 and $4.1 million for the same period of 2018. Other noninterest expense totaled $11.6 million for the nine months ended September 30, 2019 and $11.0 million for the nine months ended September 30, 2018.

The following table presents, for the periods indicated, the major categories of other noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Other noninterest expense:
Legal and professional fees	$745	$724	$1,779	$1,767
Data processing	409	457	1,218	1,250
ATM fees	300	314	908	919
Marketing and public relations	364	295	1,096	968
Taxes - sales, capital, and franchise	314	247	891	734
Operating supplies	154	115	455	404
Software expense and amortization	321	270	920	811
Travel and lodging	223	261	661	755
Telephone	49	61	141	163
Amortization of core deposit intangibles	90	136	270	409
Donations	136	166	497	356
Net costs from other real estate and repossessions	103	85	303	123
Regulatory assessment	38	266	574	666
Other	629	625	1,869	1,628
Total other noninterest expense	$3,875	$4,022	$11,582	$10,953

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other non-deductible expenses and the statutory tax rate. The provision for income taxes for the three months ended September 30, 2019 and 2018 was $1.0 million and $0.8 million, respectively.  The provision for income taxes increased due to an increase in income before income taxes. First Guaranty's statutory tax rate was 21.0% for the three months ended September 30, 2019 and 2018, respectively.

The provision for income taxes for the nine months ended September 30, 2019 and 2018 was $2.7 million and $2.9 million, respectively. The provision for income taxes decreased due to a decrease in income before income taxes. First Guaranty's statutory tax rate was 21.0% for the nine months ended September 30, 2019 and 2018, respectively.

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

First Guaranty's cash and cash equivalents totaled $179.0 million at September 30, 2019 compared to $128.0 million at December 31, 2018. Loans maturing within one year or less at September 30, 2019 totaled $239.7 million. At September 30, 2019, time deposits maturing within one year or less totaled $314.6 million compared to $417.0 million at December 31, 2018. Time deposits maturing after one year through three years totaled $157.9 million at September 30, 2019 compared to $134.9 million at December 31, 2018. Time deposits maturing after three years totaled $175.3 million at September 30, 2019 compared to $128.9 million at December 31, 2018. First Guaranty's held to maturity ("HTM") portfolio at September 30, 2019 was $90.0 million or 33.4% of the investment portfolio compared to $108.3 million or 26.7% at December 31, 2018. The securities in the HTM portfolio are used to collateralize public funds deposits and may also be used to secure borrowings with the Federal Home Loan Bank or Federal Reserve Bank. The agency securities in the HTM portfolio have maturities of 10 years or less. The mortgage-backed securities have stated final maturities of 15 to 20 years at September 30, 2019. The municipal securities in the HTM portfolio have maturities of 20 years or less. The HTM portfolio had a forecasted weighted average life of approximately 4.28 years based on current interest rates. Management regularly monitors the size and composition of the HTM portfolio to evaluate its effect on First Guaranty's liquidity. First Guaranty's available for sale ("AFS") portfolio was $179.3 million or 66.6% of the investment portfolio as of September 30, 2019. The majority of the AFS portfolio was comprised of  U.S. Government Agencies, municipal bonds and investment grade corporate bonds. Management believes these securities are readily marketable and enhance First Guaranty's liquidity.

First Guaranty maintained a net borrowing capacity at the Federal Home Loan Bank totaling $134.4 million and $108.6 million at September 30, 2019 and December 31, 2018, respectively with no FHLB advances outstanding at September 30, 2019 and December 31, 2018, respectively. The change in borrowing capacity with the Federal Home Loan Bank was due to changes in the value that First Guaranty receives on pledged collateral and due to First Guaranty's usage of the line. First Guaranty also has a discount window line with the Federal Reserve Bank. We also maintain federal funds lines of credit at various correspondent banks with borrowing capacity of $100.5 million and a revolving line of credit for $6.5 million secured by a pledge of the Bank's common stock, with no outstanding balance at September 30, 2019. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources

First Guaranty's capital position is reflected in shareholders' equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total shareholders' equity increased to $162.0 million at September 30, 2019 from $147.3 million at December 31, 2018. The increase in shareholders' equity was principally the result of an increase of $8.8 million in accumulated other comprehensive income along with an increase of $6.0 million in retained earnings. The increase in accumulated other comprehensive income was primarily attributed to the decrease in unrealized losses on available for sale securities during the nine months ended September 30, 2019. The $6.0 million increase in retained earnings was due to net income of $10.2 million during the nine month period ended September 30, 2019, partially offset by $4.2 million in cash dividends paid on our common stock during the nine months ended September 30, 2019.

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

In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements.  As of September 30, 2019, the Bank's capital conservation buffer was 4.75% exceeding the minimum of 2.50% for 2019.

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

In addition, as a result of the legislation, the federal banking agencies have developed a "Community Bank Leverage Ratio" (the ratio of a bank's Tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A "qualifying community bank" that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered "well capitalized" under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution's risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the new Community Bank Leverage Ratio at 9%. A financial institution can elect to be subject to this new definition. The new rule takes effect on January 1, 2020.

 At September 30, 2019, we satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.

	"Well Capitalized Minimums"	As of September 30, 2019	As of December 31, 2018
Bank:
Tier 1 Leverage Ratio	5.00%	9.66%	9.79%
Tier 1 Risk-based Capital Ratio	8.00%	11.91%	12.20%
Total Risk-based Capital Ratio	10.00%	12.75%	12.97%
Common Equity Tier One Capital Ratio	6.50%	11.91%	12.20%

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

The following interest sensitivity analysis is one measurement of interest rate risk. This analysis reflects the contractual maturity characteristics of assets and liabilities over various time periods. This analysis does not factor in prepayments or interest rate floors on loans which may significantly change the report. This table includes nonaccrual loans in their respective maturity periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at September 30, 2019 illustrated below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

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

	September 30, 2019
	Interest Sensitivity Within
(in thousands except for %)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$447,490	$120,950	$568,440	$724,471	$1,292,911
Securities (including FHLB stock)	21,192	7,668	28,860	242,844	271,704
Federal Funds Sold	781	—	781	—	781
Other earning assets	169,112	—	169,112	—	169,112
Total earning assets	$638,575	$128,618	$767,193	$967,315	$1,734,508

Source of Funds:
Interest-bearing accounts:
Demand deposits	$594,968	$—	$594,968	$—	$594,968
Savings deposits	108,826	—	108,826	—	108,826
Time deposits	153,498	161,058	314,556	333,154	647,710
Short-term borrowings	—	—	—	—	—
Senior long-term debt	17,638	—	17,638	—	17,638
Junior subordinated debt	—	—	—	14,728	14,728
Noninterest-bearing, net	—	—	—	350,638	350,638
Total source of funds	$874,930	$161,058	$1,035,988	$698,520	$1,734,508

Period gap	$(236,355)	$(32,440)	$(268,795)	$268,795
Cumulative gap	$(236,355)	$(268,795)	$(268,795)	$—

Cumulative gap as a percent of earning assets	(13.6)%	(15.5)%	(15.5)%

Net interest income at risk measures the risk of a decline in earnings due to changes in interest rates. The first table below presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in the yield curve over a 12-month horizon at September 30, 2019. Shifts are measured in 100 basis point increments (+400 through -100 basis points) from base case. We do not present shifts less than 100 basis points because of the current low interest rate environment. The base case scenario encompasses key assumptions for asset/liability mix, loan and deposit growth, pricing, prepayment speeds, deposit decay rates, securities portfolio cash flows and reinvestment strategy and the market value of certain assets under the various interest rate scenarios. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous shocks are performed against that yield curve. The second table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from a gradual shift in the yield curve over a 12 month horizon.

Instantaneous Changes in Interest Rates (In Basis Points)	Percent Change In Net Interest Income
400	6.02%
300	4.55%
200	3.07%
100	1.67%
Base	—%
(100)	(3.19)%

Gradual Change in Interest Rates (In Basis Points)	Percent Change In Net Interest Income
400	1.91%
300	1.51%
200	1.02%
100	0.65%
Base	—%
(100)	(1.69)%

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

At September 30, 2019, First Guaranty is subject to various legal proceedings in the normal course of business and otherwise. It is our belief that the ultimate resolution of such claims will not have a material adverse effect on First Guaranty's financial position or results of operations.

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

FIRST GUARANTY BANCSHARES, INC.

Date: November 12, 2019	By: /s/ Alton B. Lewis
Alton B. Lewis
Principal Executive Officer

Date: November 12, 2019	By: /s/ Eric J. Dosch
Eric J. Dosch
Principal Financial Officer
Secretary and Treasurer