Form 10-K
period 2019-12-31
First Guaranty Bancshares, Inc.
filed 2020-03-16
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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
YES  ☐        NO ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2019 was $91,413,510 based upon the price from the last trade of $20.85

As of March 13, 2020, there were issued and outstanding 9,741,253 shares of the Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)	Proxy Statement for the 2020 Annual Meeting of Shareholders of the Registrant (Part III).

PART I

Item 1 – Business

Our Company

First Guaranty Bancshares, Inc. ("First Guaranty") is a Louisiana-chartered bank holding company headquartered in Hammond, Louisiana. Our wholly owned subsidiary, First Guaranty Bank (the "Bank"), a Louisiana-chartered commercial bank, provides personalized commercial banking services mainly to Louisiana and Texas customers through 34 banking facilities primarily located in the Market Services Areas ("MSAs"), of Hammond, Baton Rouge, Lafayette, Shreveport-Bossier City, Lake Charles, Alexandria, Dallas-Fort Worth-Arlington, and Waco. Our principal business consists of attracting deposits from the general public and local municipalities in our market areas and investing those deposits, together with funds generated from operations and borrowings in lending and in securities activities to serve the credit needs of our customer base, including commercial real estate loans, commercial and industrial loans, one- to four-family residential real estate loans, construction and land development loans, agricultural and farmland loans, and to a lesser extent, consumer and multi-family loans. We also participate in certain syndicated loans, including shared national credits, with other financial institutions. We offer a variety of deposit accounts to consumers and small businesses, including personal and business checking and savings accounts, time deposits, money market accounts and demand accounts. We invest a portion of our assets in securities issued by the United States Government and its agencies, state and municipal obligations, corporate debt securities, mutual funds, and equity securities. We also invest in mortgage-backed securities primarily issued or guaranteed by United States Government agencies or enterprises. In addition, we offer a broad range of consumer services, including personal and commercial credit cards, remote deposit capture, safe deposit boxes, official checks, online and mobile banking, automated teller machines, and online bill pay. For our business customers we are pleased to offer additional solutions such as merchant services, remote deposit capture, and lockbox services.

At December 31, 2019, we had consolidated total assets of $2.1 billion, total deposits of $1.9 billion and total shareholders' equity of $166.0 million.

Recent Events

On November 7, 2019, First Guaranty completed the acquisition of Union Bancshares, Incorporated, a Louisiana corporation ("Union"). On the November 7, 2019 acquisition date, Union was merged with and into First Guaranty with First Guaranty as the surviving corporation followed by the merger of Union's wholly-owned subsidiary, The Union Bank ("Union Bank") with and into the Bank, with the Bank continuing as the surviving entity. Shareholders of Union received $1,061.20 per share in cash, yielding an aggregate deal value of $43.4 million. Union Bancshares, Inc. had total consolidated assets of approximately $258.5 million on November 7, 2019.

First Guaranty currently has one new facility under construction in order to facilitate future expansion. This construction commitment totals $10.1 million at December 31, 2019. Total costs incurred for this facility as of December 31, 2019 was $6.8 million. First Guaranty also completed construction on a new branch facility in Amite, Louisiana during the fourth quarter of 2019.

In November 2017, First Guaranty announced the launch of an At-The-Market Equity Offering program ("ATM Offering").  First Guaranty may sell up to $25.0 million of common stock under the ATM Offering.  First Guaranty expects to use the net proceeds of the ATM Offering for general corporate purposes, including support for organic growth and financing possible acquisitions of other financial institutions. First Guaranty has not sold any shares of common stock under the ATM Offering.

Our History and Growth

First Guaranty Bank was founded in Amite, Louisiana on March 12, 1934. While the origins of First Guaranty Bank go back over 80 years, we began our modern history in 1993 when an investor group, led by Marshall T. Reynolds, our Chairman, invested $3.6 million in First Guaranty Bank as part of a recapitalization plan with the objective of building a community-focused commercial bank in our Louisiana markets. Since the implementation of that recapitalization plan, we have grown from six branches and $159 million in assets at the end of 1993 to 34 branches and $2.1 billion in assets at December 31, 2019. We have also paid a quarterly dividend for 106 consecutive quarters as of December 31, 2019. On July 27, 2007, we formed First Guaranty Bancshares and completed a one-for-one share exchange that resulted in First Guaranty Bank becoming the wholly-owned subsidiary of First Guaranty Bancshares (the "Share Exchange") and First Guaranty Bancshares becoming an SEC reporting public company. In November 2015, First Guaranty completed a public stock offering selling 626,560 shares and raising $9.3 million in net proceeds. In connection with the completion of the stock offering, First Guaranty's common shares began trading on the NASDAQ Global Market.

Since our Share Exchange, we have supplemented our organic growth with four acquisitions, which added stable deposits that provided funding for our lending business and extended our geographic footprint in the Baton Rouge, Hammond, Alexandria, Dallas-Fort Worth-Arlington, and Waco MSAs.

The following table summarizes the four acquisitions:

Acquired Institution/Market	Date of Acquisition	Deal Value (dollars in thousands)	Fair Value of Total Assets Acquired (dollars in thousands)
Union Bancshares, Incorporated	November 7, 2019	$43,383	$274,839
Alexandria MSA
Premier Bancshares, Inc.	June 16, 2017	$20,954	$158,313
Dallas-Fort Worth-Arlington and Waco MSA
Greensburg Bancshares, Inc.	July 1, 2011	5,308	89,386
Baton Rouge MSA
Homestead Bancorp, Inc.	July 30, 2007	12,140	129,606
Hammond MSA

Our Markets

Our primary market areas include the Louisiana MSAs of Hammond, Baton Rouge, Lafayette, Shreveport-Bossier City, Lake Charles and Alexandria along with the Texas MSAs of  Dallas-Fort Worth-Arlington and Waco. Most of our branches are located along the major Louisiana interstates of I-12, I-55, I-10, I-49 and I-20. We have four branches in the Dallas-Fort Worth metropolitan area and one branch in Waco, Texas. We have a loan production office in Lake Charles, Louisiana.

Hammond MSA. We are headquartered in Hammond, Louisiana and approximately 36% of our deposits are in the Hammond MSA, our largest deposit concentration market. We had a deposit market share of 38.4% (at June 30, 2019) in the Hammond MSA, placing us first overall. Hammond is the principal city of the Hammond MSA, which includes all of Tangipahoa Parish, and is located approximately 50 miles north of New Orleans and 30 miles east of Baton Rouge. The Hammond MSA has a population of approximately 130,000. Hammond is intersected by I-55 and I-12, which are two heavily traveled interstate highways. As a result of Hammond's close proximity to New Orleans and Baton Rouge, Hammond and Tangipahoa Parish are among the fastest growing cities and Parishes in Louisiana. There is an abundance of new development, both commercial and residential, as well as numerous hotels which absorb overflowing demand for rooms near major events in New Orleans. Hammond is also the home of the main campus of Southeastern Louisiana University, with an enrollment of approximately 15,000 students.

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

Baton Rouge MSA. Baton Rouge is the capital of Louisiana and the MSA has a population of approximately 831,000. As the capital city, Baton Rouge is the political hub for Louisiana. The state government is the largest employer in Baton Rouge. Baton Rouge is the farthest inland port on the Mississippi River that can accommodate ocean-going tankers and cargo carriers. As a result, Baton Rouge's largest industry is petrochemical production and manufacturing. The ExxonMobil facility in Baton Rouge is one of the largest oil refineries in the country. Baton Rouge also has a diverse economy comprised of healthcare, education, finance and motion pictures. The main campus of Louisiana State University, with an enrollment of approximately 31,000 students, and Southern University, with an enrollment of approximately 7,000 students, are located in Baton Rouge.

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

Lafayette MSA. Lafayette is Louisiana's fourth largest city and deposit market, and is located in the Lafayette-Acadiana region. The Lafayette MSA has a population of approximately 490,000. Its major industries include oil and gas, healthcare, construction, manufacturing and agriculture. With respect to agriculture, sugarcane and rice are the leaders among the plant producers within the area, with approximately 30,000 acres of sugarcane and 51,000 acres of rice plantings. Lafayette also has numerous beef producers and fisheries. We finance agricultural loans, predominately out of our Abbeville and Jennings branches, in Southwest Louisiana. Lafayette is home to the University of Louisiana at Lafayette, with an enrollment of approximately 19,000 students.

Shreveport-Bossier City MSA. Our primary market areas in northwest Louisiana are the Bossier and Caddo Parishes, which are a part of the Shreveport-Bossier City MSA. The Shreveport and Bossier City MSA has a population of approximately 436,000. Shreveport and Bossier City are located in northern Louisiana on I-20, approximately 15 miles from the Texas state border and 185 miles east of Dallas, Texas. Our primary market area has a diversified economy with employment in services, government and wholesale/retail trade constituting the basis of the local economy, with service jobs being the largest component. The majority of the services are health care related as Shreveport has become a regional hub for health care. The casino gaming industry, with its Las Vegas-style gaming, year-round festivals and local dining, also supports a significant number of service jobs. The energy sector has a prominent role in the regional economy, resulting from oil and gas exploration and drilling. Bossier Parish is also the home to the Barksdale Air Force Base, which has 15,000 employees.

Lake Charles MSA. First Guaranty established a loan production office in Lake Charles, LA in 2018.  Lake Charles is the fifth largest city in Louisiana.  The Lake Charles MSA had a population of approximately 200,000.  Its major industries include petrochemical, gambling, aircraft repair, and education.  Lake Charles has been the fastest growing MSA in Louisiana.  Lake Charles has received approximately $111 billion in industrial announcements since 2012 with approximately $54 billion either completed or underway.

Alexandria MSA. The Union acquisition expanded First Guaranty into the Alexandria MSA with branches in Alexandria and Pineville.  Alexandria is the ninth largest city in Louisiana with a population of approximately 48,000 and is located along Interstate I-49.  The Alexandria MSA has an overall population of approximately 150,000.

Dallas-Fort Worth-Arlington MSA. The Dallas-Fort Worth-Arlington MSA has a population of approximately 7.5 million people and is located in the heart of North Texas. The metroplex has a thriving economy that is well diversified. There are currently approximately 40 colleges and universities in the Dallas- Fort Worth-Arlington MSA. Also, DFW International Airport is perfect for international commerce with its size and central location. We currently are operating four branches located in Fort Worth (Tarrant County), Denton (Denton County), McKinney (Collin County), and Garland (Dallas County).

Waco MSA. The Waco MSA is located between the Dallas Forth Worth MSA and Austin, Texas with a population of approximately 272,000. The economy in the Waco MSA is also well diversified and has a small airport with regional service, although it is located around 100 miles from DFW International and Austin International Airports. Waco is the home of Baylor University with approximately 17,000 students.

Our Strategy

Our mission is to increase shareholder value while providing services for and contributing to the growth and welfare of the communities that we serve. As home to "Fanatical Banking" our mission is to become the bank of choice for small business and consumer customers who are located in both metropolitan and rural markets. We desire to grow our market share along Louisiana's key interstate corridors of major interstates I-12, I-55, I-10, I-49 and I-20 along with our Texas markets in Dallas Fort-Worth-Arlington and Waco both organically and through strategic acquisitions. This mission involves not only expanding our geographical footprint but also evolving as an institution and staying relevant while offering new ways of banking. To achieve all of this, we seek to implement the following strategies:

Continue to Increase Total Loans as a Percentage of Assets. We plan to continue to change our asset composition by growing our loan portfolio to increase our total loans as a percentage of our assets. Our loan to deposit ratio was 82.3% as of December 31, 2019. The growth in our loan portfolio has broadened our customer base, reduced our interest rate risk exposure to fixed rate investment securities, and helped us expand our net interest margin. We have invested in the internal development of our lending department along with the select addition of experienced lenders. We are currently upgrading our technology to efficiently handle both our loan and deposit customers with the implementation of the nCino loan and deposit platform.

We intend to continue to grow our loan portfolio organically by targeting small and medium-sized businesses engaged in manufacturing, agriculture, petrochemicals, healthcare and other professional services. As a former participant in the SBLF, we developed and executed a sustained loan growth campaign focused on these target loan areas beginning in 2011 that far exceeded our original goals of the program. We are continuing this campaign even after we redeemed our SBLF preferred stock in December 2015. Our gross loan portfolio has increased by $952.4 million, or 166.2%, to $1.5 billion at December 31, 2019 from $573.1 million at December 31, 2011.

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

Over the last twelve years, we have pursued a focused program to participate in syndicated loans (loans made by a group of lenders, including us, who share or participate in a specific loan, which is typically secured by business assets or equipment, and also commercial real estate) with a larger regional financial institution as the lead lender. Our focus has been to finance middle market companies whose borrowing needs typically range from $25 million to $75 million. Syndicated loans diversify our loan portfolio, increase our yield and mitigate interest rate risk due to the variable rate pricing structure of the loans. We expect to continue our syndicated lending program but our local loan originations remain our funding priority.

We intend to grow our consumer loan portfolio principally through our residential mortgage program. We intend to leverage our existing branch network to expand our retail lending. We have expanded our technology to make it easier for both individual and business customers to bank with us through mobile and internet banking.

Expand Individual and Business Deposits and Maintain our Public Funds Program. Our deposit strategy is focused on continuing to expand our individual and business deposit bases while maintaining our public funds deposit program. Our deposit strategy leverages off the market share dominance that we have in several of our markets, such as the Hammond MSA where we had a 38.4% deposit market share at June 30, 2019, placing us first overall. Our commercial and consumer lending teams focus on building business and individual deposits concurrent with loans. Our public funds department is dedicated to maintaining strong relationships with our well diversified base of public entities. We provide a variety of services to our public funds clients. Our public funds deposit program has provided us with a stable source of funding. We will continue to concentrate on keeping many of these funds under contract as we are often the fiscal agent for these governmental agencies which helps maintain this funding.

Maintain Strong Asset Quality. We emphasize a disciplined credit culture based on intimate market knowledge, close ties to our customers, sound underwriting standards and experienced loan officers. While the challenging operating environment which began following the 2008-2009 recession of the United States contributed to an increase in problem assets, management's primary objective has been to expeditiously reduce the level of non-performing assets through diligent monitoring and aggressive resolution efforts. The results of this effort are reflected in our improved asset quality. At December 31, 2019, non-performing assets totaled $21.9 million, or 1.04% of total assets, and has declined by $0.1 million from $22.0 million, or 1.51% of total assets at December 31, 2015.

Pursue Strategic Acquisitions. Our strategy is to supplement our organic growth by executing a targeted and disciplined acquisition strategy of community banks and non-banking financial companies as opportunities arise. On November 7, 2019, First Guaranty completed its merger with Union Bancshares, Incorporated headquartered in Marksville, Louisiana. We have successfully integrated prior acquisitions as demonstrated by our acquisitions of Premier Bancshares, Inc. in 2017, Greensburg Bancshares, Inc. in 2011 and Homestead Bancorp, Inc. in 2007. Our board of directors' broad experiences across many industries assists us in expanding our business. Our Chairman, Marshall T. Reynolds, has more than 40 years of experience in managing the growth of commercial banks both organically and through acquisitions throughout the United States.

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

Non-Farm Non-Residential Loans. Non-farm non-residential loans are an integral part of our operating strategy. We expect to continue to emphasize this business line in the future with loans to small businesses and real estate projects in our market area. At December 31, 2019 loans secured by non-farm non-residential properties totaled $616.5 million, or 40.3% of our total loan portfolio. Our non-farm non-residential loans are secured by commercial real estate generally located in our market area, which may be owner-occupied or non-owner occupied. Our owner-occupied commercial real estate loans totaled $258.4 million, or 41.9% of total non-farm non-residential loans at December 31, 2019. Permanent loans on non-farm non-residential properties are generally originated in amounts up to 85% of the appraised value of the property for owner-occupied commercial real estate properties and up to 80% of the appraised value of the property for non- owner-occupied commercial real estate properties. We consider a number of factors in originating non-farm non-residential loans. We evaluate the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. We consider the financial resources of the borrower, the borrower's experience in owning or managing similar property and the borrower's payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that the borrower's net operating income together with the borrower's other sources of income is at least 125% of the annual debt service and the ratio of the loan amount to the appraised value of the mortgaged property. We generally obtain personal guarantees from the borrower or a third party as a condition to originating commercial real estate loans. All non-farm non-residential loans are appraised by outside independent appraisers approved by the board of directors.

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

Commercial and Industrial Loans. Commercial and industrial loans totaled $268.3 million, or 17.5% of our total loan portfolio at December 31, 2019. Commercial and industrial loans (excluding syndicated loans) are generally made to small and mid-sized companies located within Louisiana and Texas. We also participate in government programs which guarantee portions of commercial and industrial loans such as the SBA and USDA. In most cases, we require collateral of equipment, accounts receivable, inventory, chattel or other assets before making a commercial business loan. We have a dedicated staff within our credit department that monitors asset based lending and regularly conducts reviews of borrowing based certificates, aging and inventory reports, and on-site audits. Our commercial term loans totaled $91.1 million at December 31, 2019, or 34.0% of total commercial and industrial loans. Our commercial and industrial maximum loan to value limit is 80%. Our commercial term loans are generally fixed interest rate loans, indexed to the prime rate, with terms of up to five years, depending on the needs of the borrower and the useful life of the underlying collateral. Our commercial lines of credit totaled $157.3 million at December 31, 2019, or 58.7% of total commercial and industrial loans. Typically, our commercial lines of credit are adjustable rate lines, indexed to the prime interest rate, which generally mature yearly. Our underwriting standards for commercial and industrial loans include a review of the applicant's tax returns, financial statements, credit history, the underlying collateral and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan based on cash flow generated by the applicant's business. We generally obtain personal guarantees from the borrower or a third party as a condition to originating commercial and industrial loans.

Over the last twelve years, we pursued a focused program to participate in syndicated loans (loans made by a group of lenders, including us, who share or participate in a specific loan) with a larger regional financial institution as the lead lender. Syndicated loans are typically made to large businesses (which are referred to as shared national credits) or middle market companies (which do not meet the regulatory definition of shared national credits), both of which are secured by business assets or equipment, and also commercial real estate. The syndicate group for both types of loans usually consists of two to three other financial institutions. These loans are adjustable-rate loans generally tied to LIBOR. Our participation amounts typically range between $5.0 million and $15.0 million. Our focus has been to finance middle market companies whose borrowing needs typically range from $25.0 million to $75.0 million. Syndicated loans diversify our loan portfolio, increase our yield and mitigate interest rate risk due to the variable rate pricing structure of the loans. We have a defined set of credit guidelines that we use when evaluating these credits. Our credit department independently reviews all syndicate loans and our board of directors has created a special committee to oversee the underwriting and approval of these loans. At December 31, 2019, syndicated loans secured by assets other than commercial real estate totaled $30.0 million, or 11.2% of the commercial and industrial loan portfolio. On December 21, 2017 the Federal Reserve, FDIC, and Office of Comptroller of the Currency issued a change to the definition of a Shared National Credit. Effective January 1, 2018, the aggregate loan commitment threshold for inclusion in the Shared National Credit (SNC) program increased from $20 million to $100 million. First Guaranty's syndicated loans that meet the revised definition at December 31, 2019 were $22.0 million.

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

One- to Four-Family Residential Real Estate Loans. At December 31, 2019, our one- to four-family residential real estate loans totaled $289.6 million, or 18.9% of our total loan portfolio. We originate one- to four-family residential real estate loans that are secured primarily by residential property in Louisiana and Texas. We generally originate loans in amounts up to 95% of the lesser of the appraised value or purchase price of the mortgaged property. We currently offer one- to four-family residential real estate loans with terms up to 30 years that are generally underwritten according to Fannie Mae guidelines, and we refer to loans that conform to such guidelines as "conforming loans." We generally originate fixed-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which at December 31, 2019 was $484,350 for single-family homes in our market area. At December 31, 2019, we held $27.2 million in jumbo loans that are greater than the conforming loan limit. We generally hold our one- to four-family residential real estate loans in our portfolio. We also originate one- to four-family residential real estate loans secured by non-owner occupied properties, but less frequently. Our fixed-rate one- to four-family residential real estate loans include loans that generally amortize on a monthly basis over periods between 10 to 30 years with maturities that range from eight to 30 years. Fixed rate one- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers have the right to refinance or prepay their loans. We do not offer one- to four-family residential real estate loans specifically designed for borrowers with sub-prime credit scores, including interest-only, negative amortization or payment option adjustable-rate mortgage loans.

We have diversified our one- to four-family residential real estate loans with the select purchase of conforming mortgage loans that are located outside Louisiana and Texas. Our purchased loans are generally serviced by other financial institutions. At December 31, 2019, $24.9 million of our one- to four-family residential real estate loans, or 8.6% of our one- to four-family residential real estate loans, were purchased loans secured by property located outside our market area. The majority of our out of state purchased one- to four-family residential real estate loans are located in West Virginia, Virginia, Pennsylvania and the District of Columbia. Our purchased one- to four-family residential real estate loans must meet our internal underwriting criteria. While we intend to continue to purchase one- to four-family residential real estate loans from time-to-time, our strategic emphasis for future periods is to increase the volume of our internal originations of such loans.

Our one- to four-family loans also include home equity lines of credit that have second mortgages. At December 31, 2019, we had $2.1 million in home equity lines of credit, which represented 0.7% of our one- to four-family residential real estate loans. Our home equity products are originated in amounts, that when combined with the existing first mortgage loan, do not generally exceed 80% of the loan-to-value ratio of the subject property.

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

Multifamily Loans. On occasion we will originate loans secured by multifamily real estate. At December 31, 2019, we had $24.0 million or 1.6% of our total loan portfolio in multifamily loans. Such loans may be either fixed- or adjustable-rate loans tied to the prime rate with terms to maturity up to five years and amortization schedules of up to 20 years. We will originate multifamily loans in amounts up to 80% of the value of the multifamily property. Nearly all of our multifamily loans are secured by properties in Louisiana and Texas. The underwriting of multifamily loans follows the general guidelines for our non-farm non-residential loans.

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

Construction and Land Development Loans. We offer loans to finance the construction of various types of commercial and residential property. At December 31, 2019, $172.2 million, or 11.3% of our total loan portfolio consisted of construction and land development loans. Construction loans to builders generally are offered with terms of up to 18 months and interest rates are tied to the prime lending rate. These loans generally are offered as fixed or adjustable-rate loans. We will originate residential construction loans for individual borrowers and builders, provided all necessary plans and permits have been obtained. Construction loan funds are disbursed as the project progresses. We will originate construction loans up to 80% of the estimated completed value of the project and we will originate land development loans in amounts up to 75% of the value of the property as developed. We will originate owner occupied one-to-four family residential construction loans up to 90% of the estimated completed value of the property.

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

Agricultural Loans. We are the leading lender for agricultural loans in our Southwest Louisiana market. Our agricultural lending includes loans to farmers for the purpose of cultivating rice, sugarcane, soybeans, timber, poultry and cattle. Agricultural loans are generally secured by crops, but may include additional collateral such as farm equipment or vehicles. Agricultural loans totaled $26.7 million, or 1.8% of our total loan portfolio at December 31, 2019. Such loans are generally offered with fixed rates at a margin above prime for a term of generally one year. We will originate agricultural loans in those instances where the borrower's financial strength and creditworthiness has been established. Agricultural loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower's business. Substantially all of our originated agricultural loans are guaranteed by the U.S. Farm Service Agency. We generally obtain personal guarantees from the borrower or a third party as a condition to originating agricultural loans.

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

Farmland Loans. We originate first mortgage loans secured by farmland. At December 31, 2019, farmland loans totaled $22.7 million, or 1.5% of our total loan portfolio. Such loans are generally fixed-rate loans at a margin over the prime rate with terms up to five years and amortization schedules of up to 20 years (40 years if secured by a guarantee from the U. S. Farm Service Agency). Loans secured by farmland may be made in amounts up to 80% of the value of the farm. However, we will originate farmland loans in amounts up to 100% of the value of the farm if the borrower is able to secure a guarantee from the U.S. Farm Service Agency. Generally, we obtain personal guarantees of the borrower on all loans secured by farmland.

Consumer and Other Loans. We make various types of secured consumer loans that are collateralized by deposits, boats and automobiles as well as unsecured consumer loans. We also have a commercial lease program with the loan balances included in other loans. Commercial leases totaled $70.1 million and consumer and other loans totaled $38.8 million at December 31, 2019. These loans totaled $108.9 million in aggregate, or 7.1% of our total loan portfolio at December 31, 2019.

Consumer loans generally have a fixed rate at a margin over the prime rate and have terms of three years to ten years. At December 31, 2019, $6.4 million of our consumer loans were unsecured. Our procedure for underwriting consumer loans includes an assessment of the applicant's credit history and ability to meet existing obligations and payments for the proposed loan, as well as an evaluation of the value of the collateral security, if any.

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

Loan Originations, Sales and Participations. Loan originations are derived from a number of sources such as referrals from our board of directors, existing customers, borrowers, builders, attorneys and walk-in customers. We generally retain the loans that we originate in our loan portfolio and only sell loans infrequently. We had $15.3 million at December 31, 2019 in purchased loan participations that were not syndicated loans. At December 31, 2019, we had $39.9 million in syndicated loans, of which $22.0 million were shared national credits.

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

Our lending activities are also subject to Louisiana statutes and internal guidelines limiting the amount we can lend to any one borrower. Subject to certain exceptions, under Louisiana law the Bank may not lend on an unsecured basis to any single borrower (i.e., any one individual or business entity and his or its affiliates) an amount in excess of 20% of the sum of the Bank's capital stock and surplus, or on a secured basis an amount in excess of 50% of the sum of the Bank's capital stock and surplus. At December 31, 2019, our secured legal lending limit was approximately $81.1 million and our unsecured legal lending limit was approximately $32.4 million.

Deposit Products

Consumer and commercial deposits are attracted principally from within our primary market area through the offering of a selection of deposit instruments including noninterest-bearing and interest-bearing demand, savings accounts and time accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate. At December 31, 2019, we held $1.9 billion in deposits.

We actively seek to obtain public funds deposits. At December 31, 2019, public funds deposits totaled $610.7 million. We have developed a program for the retention and management of public funds deposits. These deposits are from local government entities such as school districts, hospital districts, sheriff departments and other municipalities. We solicit their operating, savings, and time deposits and we are often the fiscal agent for the municipality. The majority of these deposits are under contractual terms of up to three years. Public funds deposit accounts are collateralized by FHLB letters of credit and by eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac. Public fund deposits are generally priced in relation to an index such as a U.S. Treasury rate. We believe that public funds provide a stable source of funding.

The interest rates paid by us on deposits are set at the direction of our executive management. Interest rates are determined based on our liquidity requirements, interest rates paid by our competitors, and our growth goals and applicable regulatory restrictions and requirements. At December 31, 2019, we had $4.4 million in brokered deposits.

Investments

Our investment policy is to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and to meet pledging requirements for our public funds and other borrowings. Our investment securities consist of: (1) U.S. Treasury obligations; (2) U.S. government agency obligations; (3) mortgage-backed securities; (4) collateralized mortgage obligations; (5) corporate and other debt securities; (6) mutual funds and other equity securities and (7) municipal bonds. Our mortgage-backed securities comprise the largest share of our investment securities, having a fair value of $243.0 million, of which $179.6 million were classified as available for sale and $63.4 million as held to maturity, at December 31, 2019.

The Bank's management asset liability committee and board investment committee are responsible for regular review of our investment activities and the review and approval of our investment policy. These committees monitor our investment securities portfolio and direct our overall acquisition and allocation of funds, with the goal of structuring our portfolio such that our investment securities provide us with a stable source of income but without exposing us to an excessive degree of market risk. During the last five years, our securities portfolio has generated $69.0 million of pre-tax income. For the year ended December 31, 2019, we had no securities with other than temporary impairment that was recognized.

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

Employees

At December 31, 2019, we had 419 full-time and 38 part-time employees. None of our employees is represented by a collective bargaining group or are parties to a collective bargaining agreement. We believe that our relationship with our employees is good.

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

The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018
On May 24, 2018, The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “EGRRCPA”) was enacted, which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The EGRRCPA’s provisions include, among other things: (i) exempting banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) not requiring appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) exempting banks that originate fewer than 500 open-end and 500 closed-end mortgages from HMDA’s expanded data disclosures; (iv) clarifying that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; (v) raising eligibility for the 18-month exam cycle from $1 billion to banks with $3 billion in assets; and (vi) simplifying capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well-capitalized status. In addition, the law required the Federal Reserve Board to raise the asset threshold under its Small Bank Holding Company Policy Statement from $1 billion to $3 billion for bank or savings and loan holding companies that are exempt from consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each year until it became fully implemented at 2.5% on January 1, 2019.

In assessing an institution's capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

Notwithstanding the foregoing, pursuant to the EGRRCPA, the FDIC finalized a rule that established a community bank leverage ratio (tier 1 capital to average consolidated assets) at 9% for institutions under $10 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized. The new rule takes effect on January 1, 2020.

At December 31, 2019, First Guaranty Bank was well-capitalized based on FDIC guidelines.

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

Assessments for most institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. The assessment range (inclusive of possible adjustments) was for most banks and savings associations 1.5 basis points to 30 basis points.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC was required to seek to achieve the 1.35% ratio by September 30, 2020. The FDIC indicated that the 1.35% ratio was exceeded in November 2018. Insured institutions of less than $10 billion of assets received credits for the portion of their assessments that contributed to the reserve ratio between 1.15% and 1.35%. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC, and the FDIC has exercised that discretion by establishing a long-range fund ratio of 2%.
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

Community Reinvestment Act. Under the CRA, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to establish or acquire branches and merger with other depository institutions. The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. First Guaranty Bank's latest FDIC CRA rating, dated September 24, 2019, was "satisfactory."

Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain non interest-earning reserves against their transaction accounts (primarily negotiable order of withdrawal (NOW) and regular checking accounts). For 2020, the regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $127.5 million; a 10% reserve ratio is applied above $127.5 million. The first $16.9 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually. First Guaranty Bank complies with the foregoing requirements.

FHLB System. First Guaranty Bank is a member of the FHLB System, which consists of twelve regional FHLBs. The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB, First Guaranty Bank is required to acquire and hold a specified amount of shares of capital stock in the FHLB. As of December 31, 2019, First Guaranty Bank complies with this requirement.

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

The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including depository institutions subsidiaries that are "well capitalized" and "well managed," to opt to become a "financial holding company." A "financial holding company" may engage in a broader array of financial activities than permitted a typical bank holding company. Such activities can include insurance underwriting and investment banking. First Guaranty has elected "financial holding company" status.

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

Our business, the location of our branches and the real estate used as collateral on our real estate loans are primarily concentrated in Louisiana and North Central Texas. At December 31, 2019, approximately 75.3% of the secured loans in our loan portfolio were secured by real estate and other collateral located in our market area. As a result, we are exposed to risks associated with a lack of geographic diversification. The occurrence of an economic downturn in Louisiana and North Central Texas, or adverse changes in laws or regulations in Louisiana and North Central Texas could impact the credit quality of our assets, the businesses of our customers and our ability to expand our business. Our success significantly depends upon the growth in population, income levels, deposits and housing in our market area. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may be negatively affected.

Material fluctuations in the price of oil and gas could adversely affect our business. At December 31, 2019, approximately $53.4 million, or 3.5% of our total loan portfolio was comprised of loans to businesses engaged in support or service activities for oil and gas operations. At December 31, 2019 we had $16.8 million in unfunded loan commitments related to these businesses. In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio. In addition, substantially all of our loans are to individuals and businesses in Louisiana and North Central Texas. Our business customers may not have customer bases that are as diverse as businesses serving regional or national markets. Consequently, any decline in the economy of our market area could have an adverse impact on our revenues and financial condition. In particular, we may experience increased loan delinquencies, which could result in a higher provision for loan losses and increased charge-offs. Any sustained period of increased non-payment, delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, results of operations and financial condition.

We have a significant number of loans secured by real estate, and a downturn in the local real estate market could negatively impact our profitability.

At December 31, 2019, approximately 73.6% of our total loan portfolio was secured by real estate, almost all of which is located in Louisiana and North Central Texas. As a result of the severe recession in 2008 and 2009, real estate values nationally and in our Louisiana markets declined. Recently, real estate values both nationally and in our market areas have shown improvement. Future declines in the real estate values in our Louisiana and North Central Texas markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower's obligations to us. This could require increasing our allowance for loan losses to address the decrease in the value of the real estate securing our loans which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our loan portfolio consists of a high percentage of loans secured by non-farm non-residential real estate. These loans carry a greater credit risk than loans secured by one- to four-family properties.

Our loan portfolio includes non-farm non-residential real estate loans, primarily loans secured by commercial real estate such as office buildings, hotels and retail facilities. At December 31, 2019, our non-farm non-residential loans totaled $616.5 million, or 40.3% of our total loan portfolio. Our non-farm non-residential real estate loans expose us to greater risk of nonpayment and loss than one- to four-family family residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the borrowers. If we foreclose on these loans, our holding period for the collateral typically is longer than for a one- to four-family residential property because there are fewer potential purchasers of the collateral. In addition, non-farm non-residential real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential loans. Accordingly, charge-offs on non-farm non-residential loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. An unexpected adverse development on one or more of these types of loans can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

A portion of our loan portfolio is comprised of commercial and industrial loans secured by accounts receivables, inventory, equipment or other commercial collateral, the deterioration in value of which could increase the potential for future losses.

At December 31, 2019, $268.3 million, or 17.5% of our total loans, was comprised of commercial and industrial loans to businesses collateralized by general business assets including, among other things, accounts receivable, inventory and equipment and generally backed by a personal guaranty of the borrower or principal. These commercial and industrial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial and industrial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property such as equipment and inventory, which may decline in value more rapidly than we anticipate, or may be difficult to market and sell, exposing us to increased credit risk. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets, resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

A portion of our loan portfolio is comprised of commercial leases secured by equipment or other commercial collateral, the deterioration in value of which could increase the potential for future losses.

At December 31, 2019, $70.1 million, or 4.6% of our total loans, was comprised of commercial leases. These commercial leases are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial leases is subject to the ongoing business operations of the borrower. The collateral securing leases includes equipment and other assets which may decline in value more rapidly than we anticipate, or may be difficult to market and sell, exposing us to increased credit risk. Significant adverse changes in the economy or local market conditions in which our commercial leasing customers operate could cause rapid declines in loan collectability and the values associated with lease assets, resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

A portion of our loan portfolio consists of syndicated loans, including syndicated loans known as shared national credits, secured by assets located generally outside of our market area. Syndicated loans may have a higher risk of loss than other loans we originate because we are not the lead lender and we have limited control over credit monitoring.

Over the last twelve years, we have pursued a focused program to participate in select syndicated loans (loans made by a group of lenders, including us, who share or participate in a specific loan) with a larger regional financial institution as the lead lender. Syndicated loans are typically made to large businesses (which are referred to as shared national credits) or middle market companies (which do not meet the regulatory definition of shared national credits), both of which are secured by business assets or equipment, and commercial real estate located generally outside of our market area. The syndicate group for both types of loans usually consists of two to three other financial institutions. First Guaranty's commitment typically ranges between $5.0 million to $15.0 million. At December 31, 2019, we had $39.9 million in syndicated loans, or 2.6% of our total loan portfolio. At December 31, 2019, we had $17.9 million in syndicated loans that were not shared national credits. On December 21, 2017 the Federal Reserve, FDIC, and Office of Comptroller of the Currency issued a change to the definition of a Shared National Credit. Effective January 1, 2018, the aggregate loan commitment threshold for inclusion in the Shared National Credit (SNC) program increased from $20 million to $100 million. First Guaranty's syndicated loans that meet the revised definition at December 31, 2019 were $22.0 million. Syndicated loans may have a higher risk of loss than other loans we originate because we rely on the lead lender to monitor the performance of the loan. Moreover, our decision regarding the classification of a syndicated loan and loan loss provisions associated with a syndicated loan are made in part based upon information provided by the lead lender. A lead lender also may not monitor a syndicated loan in the same manner as we would for other loans that we originate. If our underwriting of these syndicated loans is not sufficient, our non-performing loans may increase and our earnings may decrease.

Curtailment of government guaranteed loan programs could affect a segment of our business, and government agencies may not honor their guarantees if we do not originate loans in compliance with their guidelines.

As of December 31, 2019, $65.3 million, or 4.3% of our total loan portfolio, was comprised of loans where all or some portion of the loans were guaranteed through the SBA, USDA or FSA lending programs, and we intend to grow this segment of our portfolio in the future. From time to time, the government agencies that guarantee these loans reach their internal limits and cease to guarantee loans. In addition, these agencies may change their rules for loans or Congress may adopt legislation that would have the effect of discontinuing or changing the loan programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. Therefore, if these changes occur, the volume of loans to small business, industrial and agricultural borrowers of the types that now qualify for government guaranteed loans could decline. Also, the profitability of these loans could decline.

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

While we attempt to invest a significant percentage of our assets in loans (our loan to deposit ratio was 82.3% at December 31, 2019), we invest a portion of our total assets (20.2% at December 31, 2019) in investment securities with the primary objectives of providing a source of liquidity, generating an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements of our public funds deposits and meeting regulatory capital requirements. At December 31, 2019, the carrying value of our securities portfolio was $427.0 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause an other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. At December 31, 2019, First Guaranty had no corporate debt security with other-than-temporary impairment. In 2019, no credit related impairment was charged to earnings and no non-credit related other-than-temporary impairment was recorded in other comprehensive income. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, financial condition and results of operations.

Public funds deposits are an important source of funds for us and a reduced level of those deposits may hurt our profits.

Public funds deposits are a significant source of funds for our lending and investment activities. At December 31, 2019, $610.7 million, or 33.0% of our total deposits, consisted of public funds deposits from local government entities such as school districts, hospital districts, sheriff departments and other municipalities, which are collateralized by letters of credit from the Federal Home Loan Bank ("FHLB") and investment securities. Given our dependence on high-average balance public funds deposits as a source of funds, our inability to retain such funds could significantly and adversely affect our liquidity. Further, our public funds deposits are primarily demand deposit accounts or short-term time deposits and are therefore more sensitive to interest rate risks. If we are forced to pay higher rates on our public funds accounts to retain those funds, or if we are unable to retain such funds and we are forced to resort to other sources of funds for our lending and investment activities, such as borrowings from the FHLB, the interest expense associated with these other funding sources may be higher than the rates we are currently paying on our public funds deposits, which would adversely affect our net income.

Our strategy of pursuing acquisitions exposes us to financial, execution and operational risks that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

On November 7, 2019, we completed our merger with Union Bancshares, Incorporated and its subsidiary The Union Bank headquartered in Marksville, Louisiana. We intend to continue pursuing a strategy that includes acquisitions. An acquisition strategy involves significant risks, including the following:

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

Net interest income is the most significant component of our operating income. For the year ended December 31, 2019, our net interest income totaled $61.7 million in comparison to our total noninterest income of $8.3 million earned during the same year. We do not rely on nontraditional sources of fee income utilized by some community banks, such as fees from sales of insurance, securities or investment advisory products or services. The amount of our net interest income is influenced by the overall interest rate environment, competition, and the amount of interest-earning assets relative to the amount of interest-bearing liabilities. In the event that one or more of these factors were to result in a decrease in our net interest income, we have limited sources of noninterest income to offset any decrease in our net interest income.

If our nonperforming assets increase, our earnings will be adversely affected.

At December 31, 2019, our non-performing assets, which consist of non-performing loans and other real estate owned, were $21.9 million, or 1.04% of total assets. Our non-performing assets adversely affect our net income in various ways:

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

At December 31, 2019, our allowance for loan losses as a percentage of total loans, net of unearned income, was 0.72% and as a percentage of total non-performing loans was 64.13%. The determination of the appropriate level of allowance is subject to judgment and requires us to make significant estimates of current credit risks and future trends, all of which are subject to material changes. If assumptions prove to be incorrect, the allowance for loan losses may not cover inherent losses in the loan portfolio at the date of the financial statements. Significant additions to the allowance would materially decrease net income. Non-performing loans may increase and non-performing or delinquent loans may adversely affect future performance. In addition, federal and state regulators periodically review the allowance for loan losses and may require an increase in the allowance for loan losses or recognize further loan charge-offs. Any significant increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition.

Emphasis on the origination of short-term loans could expose us to increased lending risks.

At December 31, 2019, $1.1 billion, or 72.5% of our total loans consisted of short-term loans, defined as loans whose payments are typically based on ten to 20-year amortization schedules but have maturities typically ranging from one to five years. This results in our borrowers having significantly higher final payments due at maturity, known as a "balloon payment." In the event our borrowers are unable to make their balloon payments when they are due, we may incur significant losses in our loan portfolio. Moreover, while the shorter maturities of our loan portfolio help us to manage our interest rate risk, they also increase the reinvestment risk associated with new loan originations. During an economic slow-down, we might incur significant losses as our loan portfolio matures.

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

A significant portion of our noninterest revenue is derived from service charge income. During the year ended December 31, 2019, service charges, commissions and fees represented $2.8 million, or 33.8% of our total noninterest income. During the year ended December 31, 2018, service charges, commissions and fees represented $3.0 million, or 56.6% of our total noninterest income. The largest component of this service charge income is overdraft-related fees. Management believes that changes in banking regulations pertaining to rules on certain overdraft payments on consumer accounts have and will continue to have an adverse impact on our service charge income. Additionally, changes in customer behavior, as well as increased competition from other financial institutions, may result in declines in deposit accounts or in overdraft frequency resulting in a decline in service charge income. A reduction in deposit account fee income could have a material adverse effect on our earnings.

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

In June 2016, the FASB issued a standard, Financial Instruments – Credit Losses, that will significantly change how banks measure and recognize credit impairment for many financial assets from an incurred loss methodology to a current expected loss model.  The current expected credit loss model will require banks to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets that are in the scope of the standard. This standard is effective for us for the annual and interim periods beginning after December 15, 2022. We are currently evaluating the impact of an adoption of this standard.

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

Uncertainty surrounding the future of LIBOR (London Interbank Offer Rate) may affect the fair value and return on our financial instruments that use LIBOR as a reference rate.

We hold assets, liabilities, and derivatives that are indexed to the various tenors of LIBOR including but not limited to the one-month LIBOR, three-month LIBOR, one-year LIBOR, and the ten-year constant maturing swap rate. The LIBOR yield curve is also utilized in the fair value calculation of many of these instruments. The reform of major interest benchmarks led to the announcement of the United Kingdom’ s Financial Conduct Authority, the regulator of the LIBOR index, that LIBOR would not be supported in its current form after the end of 2021. We believe the U.S. financial sector will maintain an orderly and smooth transition to new interest rate benchmarks of which we will evaluate and adopt if appropriate. While in the U.S., the Alternative Rates Committee of the FRB and Federal Reserve Bank of New York have identified the SOFR as an alternative U.S. dollar reference interest rate, it is too early to predict the financial impact this rate index replacement may have, if at all.

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
The FDIC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multifamily and non-owner occupied, non-farm, non-residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these factors, we have a concentration in loans of the type described in (ii), above, or 302.81% of our total capital at December 31, 2019. The purpose of the guidance is to assist banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Our bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our commercial real estate and multifamily lending and/or the requirement that we maintain higher levels of regulatory capital, either of which would adversely affect our loan originations and profitability.

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

Notwithstanding the foregoing, pursuant to EGRRCPA, the FDIC finalized a rule that established a community bank leverage ratio (tier 1 capital to average consolidated assets) at 9% for institutions under $10 billion in assets that such institutions may elect to replace the general applicable risk-based capital requirements under Basel III. Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized. The new rule takes effect on January 1, 2020.
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

Our results of operations are affected by credit policies of monetary authorities, particularly the policies of the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. government securities, changes in the discount rate or the federal funds rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, particularly in light of the continuing threat of terrorist attacks, the current military operations in the Middle East or the outbreak of the Coronovirus, we cannot predict possible future changes in interest rates, deposit levels, loan demand or our business and earnings. Furthermore, the actions of the United States government and other governments in responding to such terrorist attacks, the military operations in the Middle East or the outbreak of the Coronovirus may result in currency fluctuations, exchange controls, market disruption and other adverse effects.

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

Our principal shareholders (Marshall T. Reynolds, William K. Hood and Edgar R. Smith III) beneficially own, approximately 40% of our outstanding common stock as of December 31, 2019. Each of these shareholders will continue to have the ability to independently vote a meaningful percentage of our outstanding common stock on all matters put to a vote of our shareholders, including the election of our board of directors and certain other significant corporate transactions, such as a merger or acquisition transaction. On any such matter, the interests of these shareholders may not coincide with the interests of the other holders of our common stock and any such difference in interests may result in that shareholder voting its shares in a manner inconsistent with the interests of other shareholders.

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

Although First Guaranty Bancshares, and First Guaranty Bank prior to the Share Exchange, have paid a quarterly dividend to our shareholders for 106 consecutive quarters as of December 31, 2019, we have no obligation to continue paying dividends, and we may change our dividend policy at any time without prior notice to our shareholders. In addition, our ability to pay dividends will continue to be subject, among other things, to certain regulatory guidance and/or restrictions.

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

Item 1B – Unresolved Staff Comments

None.

Item 2 - Properties

First Guaranty does not directly own any real estate, but it does own real estate indirectly through the Bank. The Bank operates 34 banking centers, including one drive-up facility and one loan production office. The following table sets forth certain information relating to each office. The net book value of premises and equipment at all branch locations, including the raw land of branches under development, at December 31, 2019 totaled $56.5 million. We believe that our properties are adequate for our business operations as they are currently being conducted.

Location	Use of Facilities	Year Facility Opened or Acquired	Owned/Leased
First Guaranty Square 400 East Thomas Street Hammond, LA 70401	First Guaranty Bank's Main Office	1975	Owned
2111 West Thomas Street Hammond, LA 70401	Guaranty West Banking Center	1974	Owned
455 West Railroad Avenue Independence, LA 70443	Independence Banking Center	1979	Owned
301 Avenue F Kentwood, LA 70444	Kentwood Banking Center	1975	Owned
189 Burt Blvd Benton, LA 71006	Benton Banking Center	2010	Owned
126 South Hwy. 1 Oil City, LA 71061	Oil City Banking Center	1999	Owned
401 North 2nd Street Homer, LA 71040	Homer Main Banking Center	1999	Owned
10065 Hwy 79 Haynesville, LA 71038	Haynesville Banking Center	1999	Owned
117 East Hico Street Dubach, LA 71235	Dubach Banking Center	1999	Owned
102 East Louisiana Avenue Vivian, LA 71082	Vivian Banking Center	1999	Owned
500 North Cary Avenue Jennings, LA 70546	Jennings Banking Center	1999	Owned
799 West Summers Drive Abbeville, LA 70510	Abbeville Banking Center	1999	Owned
2231 S. Range Avenue Denham Springs, LA 70726	Denham Springs Banking Center	2005	Owned
500 West Pine Street Ponchatoula, LA 70454	Ponchatoula Banking Center	2016	Owned
29815 Walker Rd S Walker, LA 70785	Walker Banking Center	2007	Owned
6151 Hwy 10 Greensburg, LA 70441	Greensburg Banking Center	2011	Owned
723 Avenue G Kentwood, LA 70444	Kentwood West Banking Center	2011	Owned
35651 Hwy 16 Montpelier, LA 70422	Montpelier Banking Center	2011	Owned
33818 Hwy 16 Denham Springs, LA 70706	Watson Banking Center	2011	Owned
8951 Synergy Dr. #100 McKinney, TX 75070	McKinney Banking Center	2017	Owned
7600 Woodway Drive Waco, TX 76712	Waco Banking Center	2017	Owned
2209 W. University Dr. Denton, TX 76201	Denton Banking Center	2017	Owned
2001 N. Handley Ederville Road Fort Worth, TX 76118	Fort Worth Banking Center	2017	Owned
603 Main Street #101 Garland, TX 75040	Garland Banking Center	2017	Leased
4221 Airline Drive Bossier City, LA 71111	Bossier City Banking Center	2017	Owned
4740 Nelson Rd #320 Lake Charles, LA 70605	Lake Charles Loan Production Office	2019	Leased
632 West Oak Street Amite, LA 70422	Amite Banking Center	2019	Owned
1701 Metro Drive Alexandria, LA 71301	Alexandria Banking Center	2019	Owned

1110 Shirley Road Bunkie, LA 71322	Bunkie Banking Center	2019	Owned
2705 Main Street Hessmer, LA 71341	Hessmer Banking Center	2019	Owned
305 North Main Street Marksville, LA 71351	Marksville Banking Center	2019	Owned
211 East Tunica Drive Marksville, LA 71351	Tunica Banking Center	2019	Owned
10710 Highway 1 Moreauville, LA 71355	Moreauville Banking Center	2019	Owned
40 Pinecrest Drive Pineville, LA 71360	Pineville Banking Center	2019	Owned

Item 3 - Legal Proceedings

First Guaranty is subject to various legal proceedings in the normal course of its business. First Guaranty assesses its liabilities and contingencies in connection with outstanding legal proceedings. Where it is probable that First Guaranty will incur a loss and the amount of the loss can be reasonably estimated, First Guaranty records a liability in its consolidated financial statements. First Guaranty does not record a loss if the loss is not probable or the amount of the loss is not estimable. First Guaranty is a defendant in a lawsuit alleging overpayment of interest on a loan with a possible loss range of $0.0 million to $0.5 million. Judgment has been rendered against First Guaranty for the full amount, but First Guaranty is exercising its appeal rights.  First Guaranty had an accrued liability of $0.1 million at December 31, 2019 related to this lawsuit.  First Guaranty is also a defendant in a lawsuit alleging fault for a loss of funds by a customer with a possible loss range of $0.0 million to $1.5 million. No accrued liability has been recorded related to this lawsuit.

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item 5 - Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are traded on the NASDAQ Global Marketplace under the symbol "FGBI". As of December 31, 2019, there were approximately 1,500 holders of record of our common stock.

Our shareholders are entitled to receive dividends when, and if, declared by the Board of Directors, out of funds legally available for dividends. We have paid consecutive quarterly cash dividends on our common stock for each of the last 106 quarters dating back to the third quarter of 1993. The Board of Directors intends to continue to pay regular quarterly cash dividends. The ability to pay dividends in the future will depend on our earnings and financial condition, liquidity and capital requirements, regulatory restrictions, the general economic and regulatory climate and ability to service any equity or debt obligations senior to common stock. There are legal restrictions on the ability of First Guaranty Bank to pay cash dividends to First Guaranty Bancshares, Inc. Under federal and state law, we are required to maintain certain surplus and capital levels and may not distribute dividends in cash or in kind, if after such distribution we would fall below such levels. Specifically, an insured depository institution is prohibited from making any capital distribution to its shareholders, including by way of dividend, if after making such distribution, the depository institution fails to meet the required minimum level for any relevant capital measure including the risk-based capital adequacy and leverage standards.

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

First Guaranty Bancshares, Inc. did not repurchase any of its shares of common stock during the fourth quarter of 2019.

Item 6 - Selected Financial Data

The following table presents consolidated selected financial data for First Guaranty. It does not purport to be complete and is qualified in its entirety by more detailed financial information and the audited consolidated financial statements contained elsewhere in this annual report.

	At or For the Years Ended December 31,
(in thousands except for %)	2019	2018	2017	2016	2015
Year End Balance Sheet Data:
Investment securities	$427,013	$405,303	$501,656	$499,336	$546,121
Federal funds sold	$914	$549	$823	$271	$582
Loans, net of unearned income	$1,525,490	$1,225,268	$1,149,014	$948,921	$841,583
Allowance for loan losses	$10,929	$10,776	$9,225	$11,114	$9,415
Total assets	$2,117,216	$1,817,211	$1,750,430	$1,500,946	$1,459,753
Total deposits	$1,853,013	$1,629,622	$1,549,286	$1,326,181	$1,295,870
Borrowings	$86,747	$34,538	$52,938	$43,230	$42,221
Shareholders' equity	$166,035	$147,284	$143,983	$124,349	$118,224
Common shareholders' equity	$166,035	$147,284	$143,983	$124,349	$118,224
Performance Ratios and Other Data:
Return on average assets	0.76%	0.82%	0.71%	0.97%	0.97%
Return on average common equity	8.99%	9.98%	8.59%	11.18%	12.98%
Return on average tangible assets (1)	0.78%	0.85%	0.73%	0.98%	0.99%
Return on average tangible common equity (1)	9.68%	10.77%	9.15%	11.64%	13.60%
Net interest margin	3.41%	3.41%	3.33%	3.39%	3.26%
Average loans to average deposits	78.59%	75.39%	72.23%	68.57%	61.31%
Efficiency ratio (2)	67.48%	69.46%	62.64%	56.85%	55.11%
Efficiency ratio (excluding amortization of intangibles and securities transactions) (2)	66.77%	66.63%	63.38%	60.19%	57.74%
Full time equivalent employees (year end)	431	346	338	293	277

(Footnotes follow on next page)

	At or For the Years Ended December 31,
(in thousands except for % and share data)	2019	2018	2017	2016	2015
Capital Ratios:
Average shareholders' equity to average assets	8.42%	8.20%	8.31%	8.63%	9.88%
Average tangible equity to average tangible assets (3)	8.02%	7.86%	8.01%	8.44%	9.67%
Common shareholders' equity to total assets	7.84%	8.10%	8.23%	8.28%	8.10%
Tangible common equity to tangible assets (3)	6.99%	7.79%	7.87%	8.10%	7.89%
Income Data:
Interest income	$91,643	$78,390	$67,546	$58,532	$56,079
Interest expense	$29,966	$21,366	$14,393	$10,140	$8,608
Net interest income	$61,677	$57,024	$53,153	$48,392	$47,471
Provision for loan losses	$4,860	$1,354	$3,822	$3,705	$3,864
Noninterest income (excluding securities transactions)	$8,456	$7,110	$6,943	$5,656	$5,656
Securities (losses) gains	$(157)	$(1,830)	$1,397	$3,799	$3,300
Noninterest expense	$47,219	$43,275	$38,521	$32,885	$31,095
Earnings before income taxes	$17,897	$17,675	$19,150	$21,257	$21,468
Net income	$14,241	$14,213	$11,751	$14,093	$14,505
Net income available to common shareholders	$14,241	$14,213	$11,751	$14,093	$14,121
Per Common Share Data (5) :
Net earnings	$1.47	$1.47	$1.24	$1.53	$1.66
Cash dividends paid	$0.60	$0.58	$0.54	$0.53	$0.49
Book value	$17.04	$15.20	$14.86	$13.51	$12.84
Tangible book value (4)	$15.05	$14.57	$14.17	$13.18	$12.48
Dividend payout ratio	40.74%	39.65%	44.34%	34.56%	30.07%
Weighted average number of shares outstanding	9,695,131	9,687,123	9,468,145	9,205,635	8,485,408
Number of shares outstanding	9,741,253	9,687,123	9,687,123	9,205,635	9,205,635
Asset Quality Ratios:
Non-performing assets to total assets	1.04%	0.55%	0.84%	1.48%	1.51%
Non-performing assets to total loans	1.44%	0.82%	1.28%	2.34%	2.62%
Non-performing loans to total loans	1.12%	0.73%	1.17%	2.30%	2.43%
Loan loss reserve to non-performing assets	49.86%	107.48%	62.88%	50.04%	42.74%
Net charge-offs to average loans	0.36%	(0.02)%	0.54%	0.23%	0.44%
Provision for loan loss to average loans	0.37%	0.12%	0.36%	0.42%	0.47%
Allowance for loan loss to total loans	0.72%	0.88%	0.80%	1.17%	1.12%

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

(5)	Historical share and per share amounts have been adjusted to reflect the ten percent stock dividend paid December 16, 2019 to shareholders of record as of December 9, 2019.

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

	At December 31,
(in thousands except for share data and %)	2019	2018	2017	2016	2015
Tangible Common Equity
Total shareholders' equity	$166,035	$147,284	$143,983	$124,349	$118,224
Adjustments:
Preferred	—	—	—	—	—
Goodwill	12,942	3,472	3,472	1,999	1,999
Acquisition intangibles	6,527	2,704	3,249	978	1,298
Tangible common equity	$146,566	$141,108	$137,262	$121,372	$114,927
Common shares outstanding[1]	9,741,253	9,687,123	9,687,123	9,205,635	9,205,635
Book value per common share[1]	$17.04	$15.20	$14.86	$13.51	$12.84
Tangible book value per common share[1]	$15.05	$14.57	$14.17	$13.18	$12.48
Tangible Assets
Total Assets	$2,117,216	$1,817,211	$1,750,430	$1,500,946	$1,459,753
Adjustments:
Goodwill	12,942	3,472	3,472	1,999	1,999
Acquisition intangibles	6,527	2,704	3,249	978	1,298
Tangible Assets	$2,097,747	$1,811,035	$1,743,709	$1,497,969	$1,456,456
Tangible common equity to tangible assets	6.99%	7.79%	7.87%	8.10%	7.89%
1All share amounts have been restated to reflect the ten percent stock dividend paid December 16, 2019 to shareholders of record as of December 9, 2019.

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

The following table reconciles, as of the dates set forth below, our efficiency ratio to the GAAP-based efficiency ratio:

	For the Year Ended December 31,
(in thousands except for share data and %)	2019	2018	2017	2016	2015
GAAP-based efficiency ratio	67.48%	69.46%	62.64%	56.85%	55.11%
Noninterest expense	$47,219	$43,275	$38,521	$32,885	$31,095
Amortization of intangibles	390	545	432	320	320
Noninterest expense, excluding amortization	46,829	42,730	38,089	32,565	30,775
Net interest income	61,677	57,024	53,153	48,392	47,471
Noninterest income	8,299	5,280	8,340	9,455	8,956
Adjustments:
Securities transactions	(157)	(1,830)	1,397	3,739	3,125
Noninterest income, excluding securities transactions	$8,456	$7,110	$6,943	$5,716	$5,831
Efficiency ratio	66.77%	66.63%	63.38%	60.19%	57.74%

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

Overview

First Guaranty Bancshares is a Louisiana corporation and a financial holding company headquartered in Hammond, Louisiana. Our wholly-owned subsidiary, First Guaranty Bank, a Louisiana-chartered commercial bank, provides personalized commercial banking services primarily to Louisiana and Texas customers through 34 banking facilities primarily located in the MSAs of Hammond, Baton Rouge, Lafayette, Shreveport-Bossier City, Lake Charles and Alexandria, Louisiana and Dallas-Fort Worth-Arlington and Waco, Texas. We emphasize personal relationships and localized decision making to ensure that products and services are matched to customer needs. We compete for business principally on the basis of personal service to customers, customer access to officers and directors and competitive interest rates and fees. First Guaranty continued to expand in the Louisiana markets in 2019 with the acquisition of Union Bancshares, Incorporated and its wholly owned subsidiary, The Union Bank on November 7, 2019.

Total assets were $2.1 billion at December 31, 2019 and $1.8 billion at December 31, 2018. Total deposits were $1.9 billion at December 31, 2019 and $1.6 billion at December 31, 2018. Total loans were $1.5 billion at December 31, 2019, an increase of $300.2 million, or 24.5%, compared with December 31, 2018. Total shareholders' equity was $166.0 million and $147.3 million at December 31, 2019 and December 31, 2018, respectively.

Net income was $14.2 million, $14.2 million and $11.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. We generate most of our revenues from interest income on loans, interest income on securities, sales of securities and service charges, commissions and fees. We incur interest expense on deposits and other borrowed funds and noninterest expense such as salaries and employee benefits and occupancy and equipment expenses. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowings which are used to fund those assets. Net interest income is our largest source of revenue. To evaluate net interest income, we measure and monitor: (1) yields on our loans and other interest-earning assets; (2) the costs of our deposits and other funding sources; (3) our net interest spread and (4) our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources.

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

Financial highlights for 2019 and 2018:

•
First Guaranty completed its merger with Union Bancshares, Incorporated. ("Union") and its wholly owned subsidiary, The Union Bank, on November 7, 2019. First Guaranty acquired a total of $274.8 million in assets and assumed $231.5 million in liabilities. Shareholders of Union received $1,061.20 per share in cash, yielding an aggregate deal value of $43.4 million. The cash consideration was partially financed by a $32.5 million term loan from First Horizon Bank. First Guaranty acquired a total of $184.2 million in loans, securities of $38.8 million, cash and due from banks of $20.1 million, premises of $7.2 million, other real estate owned of $1.6 million and other assets that totaled $9.3 million. Intangibles recorded from the transaction were a total of $13.7 million, including goodwill of $9.5 million. Total assumed liabilities included deposits of $205.0 million, FHLB advances of $16.6 million, repurchase agreements of $6.9 million and other liabilities of $3.0 million. Expenses related to the merger totaled approximately $0.3 million in 2019.

•
Total assets at December 31, 2019 increased $300.0 million, or 16.5%, to $2.1 billion when compared with December 31, 2018. Total loans at December 31, 2019 were $1.5 billion, an increase of $300.2 million, or 24.5%, compared with December 31, 2018. Total deposits were $1.9 billion at December 31, 2019, an increase of $223.4 million, or 13.7% compared with December 31, 2018. Retained earnings were $43.3 million at December 31, 2019, an increase of $8.3 million compared to $34.9 million at December 31, 2018. Shareholders' equity was $166.0 million and $147.3 million at December 31, 2019 and December 31, 2018, respectively.

•	Net income for each of the years ended December 31, 2019 and 2018 was $14.2 million.

•
Earnings per common share were $1.47 for each of the years ended December 31, 2019 and 2018. Total weighted average shares outstanding were 9,695,131 at December 31, 2019 compared to 9,687,123 at December 31, 2018. The change in shares was due to issuance of 54,130 shares of stock in a private placement in November of 2019.

•	Net interest income for 2019 was $61.7 million compared to $57.0 million for 2018.

•
The provision for loan losses totaled $4.9 million for 2019 compared to $1.4 million in 2018. First Guaranty received a $3.6 million negotiated payment in settlement of a commercial and industrial non-accrual loan on May 9, 2018. The payment resulted in a recovery of $1.6 million. The recovery impacted the allowance for loan losses and the end result was a negative provision for loan losses in the second quarter of 2018.

•
Noninterest income for 2019 was $8.3 million compared to $5.3 million for 2018. During the third quarter of 2019, First Guaranty sold the guaranteed portion of SBA and USDA loans which generated a gain on the sale of loans of $1.4 million.

•
The net interest margin was 3.41% for 2019 and 2018. First Guaranty attributed the stable net interest margin to a rise in interest income associated with loans and the change in balance sheet composition to higher yielding loans from lower yielding securities, partially offset by a rise in interest expense associated with interest-bearing deposits. Loans as a percentage of average interest earning assets increased to 72.7% at December 31, 2019 compared to 69.8% at December 31, 2018.

•
Investment securities totaled $427.0 million at December 31, 2019, an increase of $21.7 million when compared to $405.3 million at December 31, 2018. First Guaranty acquired $38.8 million in securities from the Union acquisition and sold securities in order to fund loan growth and reduce interest rate risk. Losses on the sale of securities were $0.2 million for 2019 as compared to losses of $1.8 million for 2018. At December 31, 2019, available for sale securities, at fair value, totaled $340.4 million, an increase of $43.5 million when compared to $297.0 million at December 31, 2018. At December 31, 2019, held to maturity securities, at amortized cost, totaled $86.6 million, a decrease of $21.7 million when compared to $108.3 million at December 31, 2018.

•
Total loans net of unearned income were $1.5 billion at December 31, 2019 compared to $1.2 billion at December 31, 2018. Total loans net of unearned income are reduced by the allowance for loan losses which totaled $10.9 million at December 31, 2019 and $10.8 million at December 31, 2018.

•	Total impaired loans increased $11.9 million to $20.7 million at December 31, 2019 compared to $8.8 million at December 31, 2018.

•	Nonaccrual loans increased $5.7 million to $14.4 million at December 31, 2019 compared to $8.7 million at December 31, 2018.

•	The allowance for loan losses was 0.72% of loans at December 31, 2019. Loan discounts related to acquisition accounting from the Union transaction was approximately $2.4 million at December 31, 2019.

•
Return on average assets was 0.76% and 0.82% for the years ended December 31, 2019 and 2018, respectively. Return on average common equity was 8.99% and 9.98% for 2019 and 2018, respectively. Return on average assets is calculated by dividing net income by average assets. Return on average common equity is calculated by dividing net income to common shareholders by average common equity.

•
Book value per common share was $17.04 as of December 31, 2019 compared to $15.20 as of December 31, 2018. Tangible book value per common share was $15.05 as of December 31, 2019 compared to $14.57 as of December 31, 2018. The increase in book value was due primarily to an increase in accumulated other comprehensive income ("AOCI") and retained earnings. AOCI is comprised of unrealized gains and losses on available for sale securities.

•
First Guaranty's Board of Directors declared cash dividends of $0.64 per common share in 2019, which was the equivalent of $0.60 per common share after adjusting for the 10% common stock dividend paid in December 2019. First Guaranty also declared cash dividends of $0.64 in 2018, which was the equivalent of $0.58 per common share after adjusting for the 10% common stock dividend paid in December 2019. First Guaranty has paid 106 consecutive quarterly dividends as of December 31, 2019.

•
In November 2017, First Guaranty announced the launch of an At-The-Market Equity Offering program ("ATM Offering"). First Guaranty may sell up to $25.0 million of common stock under the ATM Offering. First Guaranty expects to use the net proceeds of the ATM Offering for general corporate purposes, including support for organic growth and financing possible acquisitions of other financial institutions. First Guaranty has not sold any shares of common stock under the ATM Offering during the years ended December 31, 2019 and 2018.

•
First Guaranty currently has one new facility under construction in order to facilitate future expansion. This construction commitment totals $10.1 million with $6.8 million incurred as of December 31, 2019. First Guaranty also completed construction on a new branch facility in Amite, Louisiana during the fourth quarter of 2019.

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

Intangible assets are comprised of goodwill, core deposit intangibles and loan servicing assets. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Our goodwill is tested for impairment on an annual basis, or more often if events or circumstances indicate impairment may exist. Adverse changes in the economic environment, declining operations, or other factors could result in a decline in the implied fair value of goodwill. If the implied fair value is less than the carrying amount, a loss would be recognized in other noninterest expense to reduce the carrying amount to implied fair value of goodwill. Our goodwill impairment test includes two steps that are preceded by a "step zero" qualitative test. The qualitative test allows management to assess whether qualitative factors indicate that it is more likely than not that impairment exists. If it is not more likely than not that impairment exists, then the two step quantitative test would not be necessary. These qualitative indicators include factors such as earnings, share price, market conditions, etc. If the qualitative factors indicate that it is more likely than not that impairment exists, then the two step quantitative test would be necessary. Step one is used to identify potential impairment and compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Step two of the goodwill impairment test compares the implied estimated fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill for that reporting unit exceeds the implied fair value of that unit's goodwill, an impairment loss is recognized in an amount equal to the excess. First Guaranty concluded goodwill was not impaired as of October 1, 2019. Further, no events or changes in circumstances between October 1, 2019 and December 31, 2019 indicated that it was more likely than not the fair value of any reporting unit had been reduced below its carrying value.

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

Financial Condition

First Guaranty completed the acquisition of Union and its wholly owned subsidiary The Union Bank on November 7, 2019. This acquisition added seven branches, $205.0 million in deposits, and $184.2 million in loans to First Guaranty's balance sheet. The results of operations since the date of acquisition reflect the impact of the transaction.

Assets.

Our total assets were $2.1 billion at December 31, 2019, an increase of $300.0 million, or 16.5%, from total assets at December 31, 2018. Assets increased primarily due to increases in net loans of $300.1 million and investment securities of $21.7 million, partially offset by a decrease in cash and cash equivalents of $60.5 million.

Loans.

Net loans increased $300.1 million, or 24.7%, to $1.5 billion at December 31, 2019 from $1.2 billion at December 31, 2018. One-to four-family loans increased $116.9 million primarily due to the continued growth in local loan originations and the acquisition of loans from Union. Commercial and industrial loans increased $67.4 million primarily due to new originations and the acquisition of loans from Union. Consumer and other loans increased $49.4 million primarily due to origination of lease commitments and the acquisition of loans from Union. Construction and land development loans increased $47.6 million principally due to the funding of unfunded commitments on various construction projects and the acquisition of loans from Union. Non-farm non-residential loan balances increased $30.3 million primarily due to the acquisition of loans from Union. Non-farm non-residential loans would have declined without the acquisition of the Union loan portfolio. Farmland loans increased $4.3 million due to fundings on agricultural loan commitments and the acquisition of loans from Union. Agricultural loans increased $3.6 million primarily due to seasonal activity and the acquisition of loans from Union. Multifamily loans decreased $18.9 million primarily due to paydowns, primarily associated with one large credit that totaled $26.6 million. First Guaranty had approximately 3.5% of funded and 1.1% of unfunded commitments in our loan portfolio to businesses engaged in support or service activities for oil and gas operations. First Guaranty had $204.5 million in loans related to our Texas markets at December 31, 2019. Syndicated loans at December 31, 2019 were $39.9 million, of which $22.0 million were shared national credits. Syndicated loans decreased $27.1 million from $67.0 million at December 31, 2018 primarily due to payoffs of existing relationships.

As of December 31, 2019, 73.6% of our loan portfolio was secured by real estate. There are no significant concentrations of credit to any individual borrower. The largest portion of our loan portfolio, at 40.3% as of December 31, 2019, was non-farm non-residential loans secured by real estate. Approximately 33.3% of the loan portfolio was based on a floating rate tied to the prime rate or LIBOR as of December 31, 2019. 72.5% of the loan portfolio is scheduled to mature within five years from December 31, 2019.

First Guaranty acquired in the Premier acquisition a portfolio of loans comprised of loans guaranteed principally by the U.S. Small Business Administration ("SBA") or by the U.S. Department of Agriculture ("USDA") and the unguaranteed portion of SBA and USDA loans for which the guaranteed portion had been sold into the secondary market. First Guaranty has continued to originate SBA and USDA loans and sell the guaranteed portion. At December 31, 2019, First Guaranty's balance of SBA and USDA loans was $32.3 million of which $11.1 million retained the government guarantee and $21.2 million was the unguaranteed residual balance. At December 31, 2019, First Guaranty also serviced 49 SBA and USDA loans that totaled $51.3 million. First Guaranty receives servicing fee income on this portfolio.

Loan Portfolio Composition. The table below sets forth the balance of loans, excluding loans held for sale, outstanding by loan type as of the dates presented, and the percentage of each loan type to total loans.

	At December 31,
	2019		2018		2017		2016		2015
(in thousands except for %)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate:
Construction & land development	$172,247	11.3%	$124,644	10.1%	$112,603	9.8%	$84,239	8.9%	$56,132	6.6%
Farmland	22,741	1.5%	18,401	1.5%	25,691	2.2%	21,138	2.2%	17,672	2.1%
1- 4 Family	289,635	18.9%	172,760	14.1%	158,733	13.8%	135,211	14.2%	129,610	15.4%
Multifamily	23,973	1.6%	42,918	3.5%	16,840	1.4%	12,450	1.3%	12,629	1.5%
Non-farm non-residential	616,536	40.3%	586,263	47.7%	530,293	46.1%	417,014	43.9%	323,363	38.3%
Total Real Estate	1,125,132	73.6%	944,986	76.9%	844,160	73.3%	670,052	70.5%	539,406	63.9%
Non-Real Estate:
Agricultural	26,710	1.8%	23,108	1.9%	21,514	1.9%	23,783	2.5%	25,838	3.1%
Commercial and industrial	268,256	17.5%	200,877	16.4%	230,638	20.0%	193,969	20.4%	224,201	26.6%
Consumer and other	108,868	7.1%	59,443	4.8%	55,185	4.8%	63,011	6.6%	54,163	6.4%
Total Non-real Estate	403,834	26.4%	283,428	23.1%	307,337	26.7%	280,763	29.5%	304,202	36.1%
Total Loans Before Unearned Income	1,528,966	100.0%	1,228,414	100.0%	1,151,497	100.0%	950,815	100.0%	843,608	100.0%
Less: Unearned income	(3,476)		(3,146)		(2,483)		(1,894)		(2,025)
Total Loans Net of Unearned Income	$1,525,490		$1,225,268		$1,149,014		$948,921		$841,583

Loan Portfolio Maturities. The following tables summarize the scheduled repayments of our loan portfolio at December 31, 2019 and 2018. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization.

	December 31, 2019
(in thousands)	One Year or Less	More Than One Year Through Five Years	After Five Years	Total
Real Estate:
Construction & land development	$35,393	$124,715	$12,139	$172,247
Farmland	8,348	10,283	4,110	22,741
1- 4 family	43,155	93,457	153,023	289,635
Multifamily	1,385	12,028	10,560	23,973
Non-farm non-residential	124,905	316,767	174,864	616,536
Total Real Estate	213,186	557,250	354,696	1,125,132
Non-Real Estate:
Agricultural	13,290	5,087	8,333	26,710
Commercial and industrial	71,508	149,667	47,081	268,256
Consumer and other	15,454	90,029	3,385	108,868
Total Non-Real Estate	100,252	244,783	58,799	403,834
Total Loans Before Unearned Income	$313,438	$802,033	$413,495	$1,528,966
Less: unearned income				(3,476)
Total Loans Net of Unearned Income				$1,525,490

	December 31, 2018
(in thousands)	One Year or Less	More Than One Year Through Five Years	After Five Years	Total
Real Estate:
Construction & land development	$17,799	$74,681	$32,164	$124,644
Farmland	2,814	11,684	3,903	18,401
1- 4 family	11,182	45,004	116,574	172,760
Multifamily	7,525	32,284	3,109	42,918
Non-farm non-residential	81,007	336,493	168,763	586,263
Total Real Estate	120,327	500,146	324,513	944,986
Non-Real Estate:
Agricultural	10,982	3,870	8,256	23,108
Commercial and industrial	45,604	134,967	20,306	200,877
Consumer and other	14,288	44,883	272	59,443
Total Non-Real Estate	70,874	183,720	28,834	283,428
Total Loans Before Unearned Income	$191,201	$683,866	$353,347	$1,228,414
Less: unearned income				(3,146)
Total Loans Net of Unearned Income				$1,225,268

The following table sets forth the scheduled repayments of fixed and adjustable-rate loans at December 31, 2019 that are contractually due after December 31, 2020.

	Due After December 31, 2020
(in thousands)	Fixed	Floating	Total
One to five years	509,455	286,131	795,586
Over Five to 15 years	147,502	65,713	213,215
Over 15 years	143,695	51,612	195,307
Subtotal	$800,652	$403,456	$1,204,108
Nonaccrual loans			14,403
Total			$1,218,511

As of December 31, 2019, $153.3 million of floating rate loans were at their interest rate floor. At December 31, 2018, $27.7 million of floating rate loans were at the floor rate. Nonaccrual loans have been excluded from these totals.

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

The following table shows the principal amounts and categories of our non-performing assets at December 31, 2019, 2018, 2017, 2016 and 2015.

	December 31,
(in thousands)	2019	2018	2017	2016	2015
Nonaccrual loans:
Real Estate:
Construction and land development	$381	$311	$371	$551	$558
Farmland	1,274	1,293	65	105	117
1- 4 family	2,759	2,246	1,953	2,242	4,538
Multifamily	—	—	—	5,014	9,045
Non-farm non-residential	4,646	864	3,758	2,753	2,934
Total Real Estate	9,060	4,714	6,147	10,665	17,192
Non-Real Estate:
Agricultural	4,800	3,651	1,496	1,958	2,628
Commercial and industrial	327	317	4,826	8,070	48
Consumer and other	216	61	81	981	171
Total Non-Real Estate	5,343	4,029	6,403	11,009	2,847
Total nonaccrual loans	14,403	8,743	12,550	21,674	20,039

Loans 90 days and greater delinquent & still accruing:
Real Estate:
Construction and land development	48	—	—	34	—
Farmland	—	—	—	—	19
1- 4 family	923	26	—	145	391
Multifamily	—	—	—	—	—
Non-farm non-residential	1,603	—	—	—	—
Total Real Estate	2,574	26	—	179	410
Non-Real Estate:
Agricultural	—	—	41	—	—
Commercial and industrial	15	53	798	—	—
Consumer and other	50	66	—	—	—
Total Non-Real Estate	65	119	839	—	—
Total loans 90 days and greater delinquent & still accruing	2,639	145	839	179	410

Total non-performing loans	$17,042	$8,888	$13,389	$21,853	$20,449

Other real estate owned and foreclosed assets:
Real Estate:
Construction and land development	669	241	304	—	25
Farmland	—	—	—	—	—
1- 4 family	559	120	23	71	880
Multifamily	—	—	—	—	—
Non-farm non-residential	3,651	777	954	288	672
Total Real Estate	4,879	1,138	1,281	359	1,577
Non-Real Estate:
Agricultural	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total Non-Real estate	—	—	—	—	—
Total other real estate owned and foreclosed assets	4,879	1,138	1,281	359	1,577

Total non-performing assets	$21,921	$10,026	$14,670	$22,212	$22,026

Non-performing assets to total loans	1.44%	0.82%	1.28%	2.34%	2.62%
Non-performing assets to total assets	1.04%	0.55%	0.84%	1.48%	1.51%
Non-performing loans to total loans	1.12%	0.73%	1.17%	2.30%	2.43%

For the years ended December 31, 2019 and 2018, gross interest income which would have been recorded had the non-performing loans been current in accordance with their original terms amounted to $0.9 million and $0.7 million, respectively. We recognized $69,000 and $38,000 of interest income on such loans during the years ended December 31, 2019 and 2018, respectively. For the years ended December 31, 2019 and 2018, gross interest income which would have been recorded had the troubled debt restructured loans been current in accordance with their original terms amounted to $0 and $0.1 million, respectively. We recognized $0 and $0.1 million of interest income on such loans during the years ended December 31, 2019 and 2018, respectively.

Non-performing assets were $21.9 million, or 1.04%, of total assets at December 31, 2019, compared to $10.0 million, or 0.55%, of total assets at December 31, 2018, which represented an increase in non-performing assets of $11.9 million. The increase in non-performing assets occurred as a result of several factors.

Nonaccrual loans increased from $8.7 million at December 31, 2018 to $14.4 million at December 31, 2019. The increase in nonaccrual loans was concentrated primarily in non-farm non-residential loans and agricultural loans. Nonaccrual loans were concentrated in seven loan relationships that totaled $8.8 million, or 61.3%, of nonaccrual loans at December 31, 2019. Non-performing assets included $5.3 million in loans with a government guarantee, or 24.3% of non-performing assets. These are structured as net loss guarantees in which up to 90% of loss exposure is covered.

At December 31, 2019 loans 90 days and greater delinquent and still accruing totaled $2.6 million, an increase of $2.5 million from $0.1 million at December 31, 2018. The increase in loans 90 days and greater delinquent and still accruing was concentrated in non-farm non-residential loans.

Other real estate owned at December 31, 2019 totaled $4.9 million, an increase of $3.7 million from $1.1 million at December 31, 2018. The increase was primarily due to acquired real estate from Union.

At December 31, 2019, our largest non-performing assets were comprised of the following nonaccrual loans and other real estate owned: (1) a non-farm non-residential loan secured by a hotel that totaled $3.7 million; (2) a $2.2 million non-farm non-residential property included in other real estate owned; (3) an agricultural/ farmland loan relationship that totaled $1.1 million; (4) an agricultural loan relationship that totaled $1.0 million; (5) an agricultural loan relationship that totaled $1.0 million; (6) an agricultural loan relationship that totaled $0.7 million; (7) an agricultural loan relationship that totaled $0.7 million; (8) a $0.6 million non-farm non-residential property included in other real estate owned; and (9) a one-to four-family loan that totaled $0.5 million. The agricultural loans are partially guaranteed by the USDA Farm Service Agency.

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

The following is a summary of loans restructured as TDRs at December 31, 2019, 2018 and 2017:

	At December 31,
(in thousands)	2019	2018	2017
TDRs:
In Compliance with Modified Terms	$—	$1,288	$2,138
Past Due 30 through 89 days and still accruing	—	—	—
Past Due 90 days and greater and still accruing	—	—	—
Nonaccrual	—	304	334
Restructured Loans that subsequently defaulted	—	—	—
Total TDR	$—	$1,592	$2,472

At December 31, 2019, First Guaranty had no outstanding TDRs. The decline in TDRs occured due to two credit relationships in the aggregate amount of $1.6 million that had returned to market terms and been in compliance with their modified terms for more than six consecutive months.

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

The following table sets forth our amounts of classified loans and loans designated as special mention at December 31, 2019, 2018 and 2017. Classified assets totaled $53.1 million at December 31, 2019, and included $17.0 million of non-performing loans.

	At December 31,
(in thousands)	2019	2018	2017
Classification of Loans:
Substandard	$53,072	$46,792	$48,417
Doubtful	—	523	4,560
Total Classified Assets	$53,072	$47,315	$52,977
Special Mention	$24,083	$26,413	$25,929

The increase in classified assets at December 31, 2019 as compared to December 31, 2018 was due to a $6.3 million increase in substandard loans partially offset by a $0.5 million decrease in doubtful loans. The increase in substandard loans during 2019 was primarily due to the addition of $8.7 million of purchase impaired loans from Union. Substandard loans at December 31, 2019 consisted of $19.0 million in non-farm non-residential, $13.5 million in one- to four-family residential, $7.1 million in multifamily, $5.1 million in agricultural, $4.6 million in commercial and industrial, $2.3 million in construction and land development, $1.3 million in farmland, and the remaining $0.1 million comprised of consumer and other loans. The decrease in doubtful loans was due to the upgrade of a non-farm non-residential loan to substandard status. Special mention loans decreased by $2.3 million in 2019 primarily due to the downgrade of syndicated loans offset by the upgrade of one-to four-family loans from substandard status.

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

The allowance for losses was $10.9 million at December 31, 2019 compared to $10.8 million at December 31, 2018.

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

	At or For the Years Ended December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Balance at beginning of year	$10,776	$9,225	$11,114	$9,415	$9,105

Charge-offs:
Real Estate:
Construction and land development	—	—	—	—	(559)
Farmland	—	—	—	—	—
1- 4 family	(552)	(99)	(33)	(244)	(410)
Multifamily	—	—	—	—	(947)
Non-farm non-residential	(2,603)	(404)	(1,291)	(1,373)	(1,137)
Total Real Estate	(3,155)	(503)	(1,324)	(1,617)	(3,053)
Non-Real Estate:
Agricultural	(40)	(300)	(162)	(83)	(491)
Commercial and industrial loans	(879)	(179)	(3,629)	(579)	(79)
Consumer and other	(1,190)	(907)	(1,247)	(635)	(550)
Total Non-Real Estate	(2,109)	(1,386)	(5,038)	(1,297)	(1,120)
Total charge-offs	(5,264)	(1,889)	(6,362)	(2,914)	(4,173)

Recoveries:
Real Estate:
Construction and land development	—	3	43	4	5
Farmland	—	—	—	—	—
1- 4 family	39	90	92	45	94
Multifamily	—	20	40	401	46
Non-farm non-residential	5	89	85	16	5
Total Real Estate	44	202	260	466	150
Non-Real Estate:
Agricultural	—	26	138	113	3
Commercial and industrial loans	267	1,642	30	146	315
Consumer and other	246	216	223	183	151
Total Non-Real Estate	513	1,884	391	442	469
Total recoveries	557	2,086	651	908	619

Net (charge-offs) recoveries	(4,707)	197	(5,711)	(2,006)	(3,554)
Provision for loan losses	4,860	1,354	3,822	3,705	3,864

Balance at end of year	$10,929	$10,776	$9,225	$11,114	$9,415

Ratios:
Net loan charge-offs to average loans	0.36%	(0.02)%	0.54%	0.23%	0.44%
Net loan charge-offs to loans at end of year	0.31%	(0.02)%	0.50%	0.21%	0.42%
Allowance for loan losses to loans at end of year	0.72%	0.88%	0.80%	1.17%	1.12%
Net loan charge-offs to allowance for loan losses	43.07%	(1.83)%	61.91%	18.05%	37.75%
Net loan charge-offs to provision charged to expense	96.85%	(14.55)%	149.42%	54.14%	91.98%

A provision for loan losses of $4.9 million was made during the year ended December 31, 2019 as compared to $1.4 million for 2018. The provisions made in 2019 were taken to provide for current loan losses and to maintain the allowance proportionate to risks inherent in the loan portfolio. First Guaranty’s loan loss calculation method incorporates risk factors in the loan portfolio and the composition of the loan portfolio affects the final allowance calculation. The loan portfolio composition shifts in 2019 that primarily affected the allocation of the allowance were the following:

•
First Guaranty acquired $184.1 million in loans from the Union acquisition on November 7, 2019. These loans were subject to purchase accounting and are not included in the allowance calculation but are included in the overall allowance to total loan ratio calculation.  Discounts on the acquired Union loans were approximately $2.4 million at December 31, 2019.

•	First Guaranty’s commercial lease portfolio increased by $44.2 million which increased allocations for this portfolio.

•	First Guaranty originated a $25.0 million cash secured loan in the fourth quarter of 2019. The cash secured loan did not require a related allowance.

•	First Guaranty’s syndicated loan portfolio declined in 2019 which lowered risk in the portfolio and required less of an allocation in the commercial and industrial portfolio.

•	First Guaranty’s non-farm non-residential loan portfolio declined by approximately $33.8 million when acquired loans are removed from total loans.

•	First Guaranty’s multifamily loan portfolio declined by $18.9 million which required less of an allocation in the multifamily portfolio.

•	First Guaranty charged-off $1.4 million on a previously allocated impaired loan that had a specific reserve of $1.0 million at December 31, 2018 and September 30, 2019.

•
First Guaranty continued its growth of one-to four-family loans along with construction and land development loans. These loan categories generally require less of a risk allocation as compared to commercial real estate loans.

Total charge-offs were $5.3 million during the year ended December 31, 2019 as compared to $1.9 million for 2018. Recoveries totaled $0.6 million for the year ended December 31, 2019 and $2.1 million during 2018. Comparing the year ended December 31, 2019 to the year ended December 31, 2018, the increase in the allowance was primarily attributed to an increase in the provision related to impaired loans. The primary changes were an increase in the balance associated with non-farm non-residential loans, consumer and other loans, one-to four-family loans and farmland loans. In the third quarter of 2019, a $4.1 million loan secured by a hotel was determined to be impaired. An allocation of $1.9 million was made against it during the third quarter of 2019. This increase was partially offset by a decrease in the allowance for multifamily loans, agricultural loans and construction and land development loans.

The charged-off loan balances for the year ended December 31, 2019 were concentrated in seven loan relationships which totaled $4.1 million, or 78.3%, of the total charged-off amount. The details of the $5.3 million in charged-off loans were as follows:

•	First Guaranty charged off $0.2 million on a commercial and industrial loan in the first quarter of 2019. This loan had no remaining principal balance at December 31, 2019.

•	First Guaranty charged off $0.7 million on a purchased consumer loan pool during 2019. This pool had a remaining principal balance of $2.6 million at December 31, 2019.

•
First Guaranty charged off $0.8 million on a non-farm non-residential loan in the second quarter of 2019. This loan had no remaining principal balance at December 31, 2019. The collateral balance of $2.2 million was transferred to other real estate owned during the second quarter of 2019.

•	First Guaranty charged off $0.4 million on a one-to four-family residential loan in the second quarter of 2019. This loan had no remaining principal balance at December 31, 2019.

•
First Guaranty charged off $1.4 million on a non-farm non-residential loan secured by a hotel in the fourth quarter of 2019. This loan had no remaining principal balance at December 31, 2019. This loan had been previously allocated for with a specific reserve of $1.0 million at September 30, 2019 and December 31, 2018.

•
First Guaranty charged off $0.3 million on a non-farm non-residential loan secured by a hotel in the fourth quarter of 2019. This loan had a remaining principal balance of $3.7 million at December 31, 2019 with a specific reserve of $1.8 million allocated against it.

•	First Guaranty charged off $0.2 million on a commercial and industrial loan in the fourth quarter of 2019. This loan had no remaining principal balance at December 31, 2019.

•	Smaller loans and overdrawn deposit accounts comprised the remaining $1.3 million of charge-offs for 2019.

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

	At December 31,
	2019			2018
(dollars in thousands)	Allowance for Loan Losses	Percent of Allowance to Total Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance to Total Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
Real Estate:
Construction and land development	$423	3.9%	11.3%	$581	5.4%	10.1%
Farmland	50	0.4%	1.5%	41	0.4%	1.5%
1- 4 family	1,027	9.4%	18.9%	911	8.5%	14.1%
Multifamily	1,038	9.5%	1.6%	1,318	12.2%	3.5%
Non-farm non-residential	5,277	48.3%	40.3%	4,771	44.3%	47.7%

Non-Real Estate:
Agricultural	95	0.9%	1.8%	339	3.1%	1.9%
Commercial and industrial	1,909	17.5%	17.5%	1,909	17.7%	16.4%
Consumer and other	1,110	10.1%	7.1%	891	8.3%	4.8%
Unallocated	—	—%	—	15	0.1%	—

Total Allowance	$10,929	100.0%	100.0%	$10,776	100.0%	100.0%

	At December 31,
	2017			2016
(dollars in thousands)	Allowance for Loan Losses	Percent of Allowance to Total Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance to Total Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
Real Estate:
Construction and land development	$628	6.8%	9.8%	$1,232	11.1%	8.9%
Farmland	5	0.1%	2.2%	19	0.2%	2.2%
1- 4 family	1,078	11.7%	13.8%	1,204	10.8%	14.2%
Multifamily	994	10.8%	1.4%	591	5.3%	1.3%
Non-farm non-residential	2,811	30.4%	46.1%	3,451	31.0%	43.9%

Non-Real Estate:
Agricultural	187	2.0%	1.9%	74	0.7%	2.5%
Commercial and industrial	2,377	25.8%	20.0%	3,543	31.9%	20.4%
Consumer and other	1,125	12.2%	4.8%	972	8.7%	6.6%
Unallocated	20	0.2%	—	28	0.3%	—

Total Allowance	$9,225	100.0%	100.0%	$11,114	100.0%	100.0%

	At December 31,
	2015
(dollars in thousands)	Allowance for Loan Losses	Percent of Allowance to Total Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
Real Estate:
Construction and land development	$962	10.2%	6.6%
Farmland	54	0.6%	2.1%
1- 4 family	1,771	18.8%	15.4%
Multifamily	557	5.9%	1.5%
Non-farm non-residential	3,298	35.0%	38.3%

Non-Real Estate:
Agricultural	16	0.2%	3.1%
Commercial and industrial	2,527	26.9%	26.6%
Consumer and other	230	2.4%	6.4%
Unallocated	—	—%	—

Total Allowance	$9,415	100.0%	100.0%

Investment Securities.

Investment securities at December 31, 2019 totaled $427.0 million, an increase of $21.7 million, or 5.4%, compared to $405.3 million at December 31, 2018. Our investment securities portfolio is comprised of both available for sale securities and securities that we intend to hold to maturity. We purchase securities for our investment portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and meet pledging requirements for public funds and borrowings. In particular, our held to maturity securities portfolio is used as collateral for our public funds deposits.

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

At December 31, 2019, the U.S Government and Government agency securities and municipal bonds qualified as securities available to collateralize public funds. Securities pledged as collateral totaled $212.8 million at December 31, 2019 and $289.7 million at December 31, 2018. Our public funds deposits have a seasonal increase due to tax collections at the end of the year and the first quarter. We typically collateralize the seasonal public fund increases with short term instruments such as U.S. Treasuries or other agency backed securities.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2019		2018		2017
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
U.S. Treasuries	$—	$—	$—	$—	$19,490	$19,486
U.S. Government Agencies	16,380	16,393	146,911	141,389	200,052	195,983
Corporate debt securities	94,561	95,369	76,310	72,878	91,770	91,485
Other securities	497	497	483	483	500	493
Municipal bonds	30,297	32,153	32,956	33,901	37,210	39,569
Collateralized mortgage obligations	16,400	16,397	918	904	1,191	1,185
Mortgage-backed securities	179,546	179,625	48,434	47,422	33,680	33,334
Total available for sale securities	337,681	340,434	306,012	296,977	383,893	381,535

Held to maturity:
U.S. Government Agencies	18,175	18,143	28,172	27,091	28,169	27,499
Municipal bonds	5,107	5,289	5,227	5,126	5,322	5,325
Mortgage-backed securities	63,297	63,385	74,927	72,623	86,630	85,733
Total held to maturity securities	$86,579	$86,817	$108,326	$104,840	$120,121	$118,557

Our available for sale securities portfolio totaled $340.4 million at December 31, 2019, an increase of $43.5 million, or 14.6%, compared to $297.0 million at December 31, 2018. The increase was primarily due to the acquired securities from Union of $14.7 million in collateralized mortgage obligations, $12.6 million in mortgage-backed securities, $6.9 million in municipal bonds and $2.3 million in U.S. Government agency securities. The acquisition of securities was partially offset by called bonds and the sale of securities. First Guaranty had $85.0 million in U.S. Government agency securities and $1.9 million of corporate securities called during 2019 due to the decrease in interest rates. First Guaranty had securities sales of $46.7 million in U.S. Government agency securities, $13.0 million in mortgage-backed securities, $23.3 million in corporate securities and $8.2 million in municipal securities for which the proceeds were used to fund loan growth during 2019.

Our held to maturity securities portfolio had an amortized cost of $86.6 million at December 31, 2019, a decrease of $21.7 million, or 20.1%, compared to $108.3 million at December 31, 2018. The decrease was primarily due to the call of $10.0 million in U.S. Government agency securities and the continued amortization of our mortgage-backed securities.

The following tables set forth the stated maturities and weighted average yields of our investment securities at December 31, 2019 and 2018.

	At December 31, 2019
	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years
(in thousands except for %)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Available for sale:
U.S. Treasuries	$—	—%	$—	—%	$—	—%	$—	—%
U.S. Government Agencies	2,096	1.8%	4,647	2.2%	149	2.0%	9,501	2.9%
Corporate and other debt securities	640	3.4%	24,860	3.1%	68,129	3.6%	1,740	4.7%
Other securities	—	—%	—	—%	—	—%	497	2.3%
Municipal bonds	1,785	4.1%	9,221	3.8%	9,665	3.8%	11,482	3.5%
Collateralized mortgage obligations	—	—%	55	2.1%	5,567	2.2%	10,775	2.2%
Mortgage-backed securities	—	—%	416	2.0%	1,393	2.2%	177,816	2.5%
Total available for sale securities	$4,521	2.9%	$39,199	3.1%	$84,903	3.5%	$211,811	2.6%

Held to maturity:
U.S. Government Agencies	$5,000	1.5%	$7,177	2.0%	$5,998	2.1%	$—	—%
Municipal bonds	50	1.6%	150	2.1%	1,498	2.6%	3,409	2.7%
Mortgage-backed securities	—	—%	—	—%	11,628	2.0%	51,669	2.3%
Total held to maturity securities	$5,050	1.5%	$7,327	2.0%	$19,124	2.1%	$55,078	2.4%

	At December 31, 2018
	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years
(in thousands except for %)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Available for sale:
U.S. Treasuries	$—	—%	$—	—%	$—	—%	$—	—%
U.S. Government Agencies	—	—%	18,428	2.1%	114,053	2.5%	8,908	2.9%
Corporate and other debt securities	555	4.5%	28,538	3.0%	42,752	3.5%	1,033	5.5%
Other securities	—	—%	—	—%	—	—%	483	2.2%
Municipal bonds	2,493	3.0%	7,635	4.0%	17,502	3.2%	6,271	4.7%
Collateralized mortgage obligations	—	—%	—	—%	—	—%	904	2.4%
Mortgage-backed Securities	—	—%	237	1.6%	966	2.3%	46,219	2.8%
Total available for sale securities	3,048	3.2%	54,838	2.9%	175,273	2.9%	63,818	3.0%

Held to maturity:
U.S. Government Agencies	—	—%	6,998	1.6%	17,174	2.4%	4,000	3.2%
Municipal bonds	—	—%	250	1.9%	165	2.6%	4,812	2.7%
Mortgage-backed securities	—	—%	—	—%	14,146	2.0%	60,781	2.6%
Total held to maturity securities	$—	—%	$7,248	1.6%	$31,485	2.2%	$69,593	2.6%

At December 31, 2019, $9.6 million, or 2.2%, of the securities portfolio was scheduled to mature in less than one year. Securities, not including mortgage-backed securities and collateralized mortgage obligations, with contractual maturity dates over 10 years totaled $26.6 million, or 6.2%, of the total portfolio at December 31, 2019. We closely monitor the investment portfolio's yield, duration, and maturity to ensure a satisfactory return. The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates. Prepayments of mortgages that collateralize mortgage-backed securities also affect the maturity of the securities portfolio.

At December 31, 2019, the following table identifies the issuers, and the aggregate amortized cost and aggregate fair value of the securities of such issuers that exceeded 10% of our total shareholders' equity:

	At December 31, 2019
(in thousands)	Amortized Cost	Fair Value
Freddie Mac	96,966	97,036
Fannie Mae	146,702	146,758
Federal Farm Credit Bank	18,227	18,211
Total	$261,895	$262,005

Deposits

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. We regularly assess our funding needs, deposit pricing and interest rate outlooks. From December 31, 2018 to December 31, 2019, total deposits increased $223.4 million, or 13.7%, to $1.9 billion. Noninterest-bearing demand deposits increased $81.4 million, or 33.3% to $325.9 million at December 31, 2019. The increase in noninterest-bearing demand deposits was due to acquired deposits from Union and fluctuations in existing customer balances. Interest-bearing demand deposits increased $41.6 million, or 7.0%, to $635.9 million at December 31, 2019. The increase in interest-bearing demand deposits was primarily concentrated in public funds interest-bearing demand deposits that seasonally increase during the end of the year tax collection period. Time deposits increased $75.2 million, or 11.1%, to $756.0 million at December 31, 2019, primarily due to our local deposit campaign. Savings deposits increased $25.2 million, or 22.9%, to $135.2 million at December 31, 2019, primarily due to acquired deposits from Union.

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

The following table sets forth the distribution of deposit accounts, by account type, for the dates indicated.

	For the Years Ended December 31,
Total Deposits	2019			2018			2017
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$262,379	15.7%	—%	$252,531	16.3%	—%	$244,949	16.7%	—%
Interest-bearing Demand	592,113	35.4%	1.8%	556,528	35.9%	1.5%	539,399	36.9%	1.0%
Savings	115,682	6.9%	0.4%	111,134	7.2%	0.4%	102,779	7.0%	0.2%
Time	703,685	42.0%	2.4%	628,457	40.6%	1.7%	575,666	39.4%	1.2%
Total Deposits	$1,673,859	100.0%	1.7%	$1,548,650	100.0%	1.3%	$1,462,793	100.0%	0.9%

	For the Years Ended December 31,
Individual and Business Deposits	2019			2018			2017
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$256,099	23.7%	—%	$246,550	26.7%	—%	$240,337	28.0%	—%
Interest-bearing Demand	241,290	22.3%	1.4%	204,405	22.1%	1.1%	187,439	21.8%	0.6%
Savings	86,972	8.0%	0.1%	84,844	9.2%	0.1%	82,442	9.6%	0.1%
Time	498,521	46.0%	2.6%	388,623	42.0%	1.7%	348,656	40.6%	1.3%
Total Individual and Business Deposits	$1,082,882	100.0%	1.5%	$924,422	100.0%	1.0%	$858,874	100.0%	0.7%

	For the Years Ended December 31,
Public Fund Deposits	2019			2018			2017
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$6,280	1.1%	—%	$5,981	1.0%	—%	$4,612	0.8%	—%
Interest-bearing Demand	350,823	59.3%	2.0%	352,123	56.4%	1.8%	351,960	58.3%	1.2%
Savings	28,710	4.9%	1.6%	26,290	4.2%	1.4%	20,337	3.4%	0.8%
Time	205,164	34.7%	2.1%	239,834	38.4%	1.7%	227,010	37.5%	1.1%
Total Public Fund Deposits	$590,977	100.0%	1.9%	$624,228	100.0%	1.7%	$603,919	100.0%	1.2%

At December 31, 2019, public funds deposits totaled $610.7 million compared to $645.5 million at December 31, 2018. Public funds time deposits totaled $146.4 million at December 31, 2019 compared to $247.0 million at December 31, 2018. We have developed a program for the retention and management of public funds deposits. Since the end of 2012, we have maintained public funds deposits in excess of $400.0 million. These deposits are from public entities such as school districts, hospital districts, sheriff departments and municipalities. $463.7 million, or 76%, of these accounts at December 31, 2019, are under fiscal agency agreements with terms of three years or less. Deposits under fiscal agency agreements are generally stable but public entities may maintain the ability to negotiate term deposits on a specific basis including with other financial institutions. Three of these relationships account for 33% of public funds deposits that are under fiscal agency agreements. These deposits generally have stable balances as we maintain both operating accounts and time deposits for these entities. There is a seasonal component to public deposit levels associated with annual tax collections. Public funds will increase at the end of the year and during the first quarter. In addition to seasonal fluctuations, there are monthly fluctuations associated with internal payroll and short-term tax collection accounts for our public funds deposit accounts. Public funds deposit accounts are collateralized by FHLB letters of credit, by expanded reciprocal deposit insurance programs, by Louisiana municipal bonds and by eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac.

The following table sets forth public funds as a percent of total deposits.

	At December 31,
(in thousands except for %)	2019	2018	2017
Public Funds:
Noninterest-bearing Demand	$9,944	$6,930	$4,828
Interest-bearing Demand	424,732	364,692	389,788
Savings	29,570	26,903	20,539
Time	146,420	247,004	225,591
Total Public Funds	$610,666	$645,529	$640,746
Total Deposits	$1,853,013	$1,629,622	$1,549,286
Total Public Funds as a percent of Total Deposits	33.0%	39.6%	41.4%

At December 31, 2019, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $524.5 million. At December 31, 2019, approximately $297.6 million of our certificates of deposit greater than or equal to $100,000 had a remaining term greater than one year.

The following table sets forth the maturity of the total certificates of deposit greater than or equal to $100,000 at December 31, 2019.

(in thousands)	December 31, 2019
Due in one year or less	$226,971
Due after one year through three years	120,554
Due after three years	177,001
Total certificates of deposit greater than or equal to $100,000	$524,526

Borrowings.

First Guaranty maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. First Guaranty had $19.9 million in short-term borrowings outstanding at December 31, 2019 compared to none outstanding at December 31, 2018. The short-term borrowings at December 31, 2019 were comprised of Federal Home Loan Bank advances of $13.1 million and repurchase agreements of $6.8 million. First Guaranty has a line of credit for $6.5 million, with no outstanding balance at December 31, 2019. The Federal Home Loan Bank advances and repurchase agreements were assumed as a result of the Union acquisition in November 2019.

At December 31, 2019, we had $355.2 million in FHLB letters of credit outstanding obtained primarily for collateralizing public deposits.

The following table sets forth information concerning balances and interest rates on our short-term borrowings at the dates and for the years indicated.

	At or For the Years Ended December 31,
(in thousands except for %)	2019	2018	2017
Balance at end of year	$19,919	$—	$15,500
Maximum month-end outstanding	$19,919	$37,000	$28,000
Average daily outstanding	$3,320	$7,119	$5,833
Total Weighted average rate during the year	2.00%	2.21%	1.06%
Weighted average rate at the end of the year	2.00%	—%	1.51%

First Guaranty Bancshares had senior long-term debt totaling $48.6 million at December 31, 2019 and $19.8 million at December 31, 2018. The increase in long-term debt was due to a new $32.5 million term loan obtained in November 2019 to partially finance the Union acquisition.

First Guaranty also had junior subordinated debentures totaling $14.7 million at December 31, 2019 and December 31, 2018.

Shareholders' Equity

Total shareholders' equity increased to $166.0 million at December 31, 2019 from $147.3 million at December 31, 2018. The increase in shareholders' equity was principally the result of an increase of $9.3 million in accumulated other comprehensive income, an increase of $8.3 million in retained earnings and an increase of $1.0 million in surplus. The increase in accumulated other comprehensive income was primarily attributed to the decrease in unrealized losses on available for sale securities during the year ended December 31, 2019. The $8.3 million increase in retained earnings was due to net income of $14.2 million during the year ended December 31, 2019, partially offset by $5.8 million in cash dividends paid on shares of our common stock. The $1.0 million increase in surplus was due to common stock issued in a private placement.

Results of Operations

Performance Summary

Year ended December 31, 2019 compared with year ended December 31, 2018. Net income for the year ended December 31, 2019 was $14.2 million, an increase of $28,000, or 0.2%, as compared to the year ended December 31, 2018. The increase in net income of $28,000 for the year ended December 31, 2019 was the result of several factors. First Guaranty experienced an increase in interest income associated with loans and increased noninterest income, partially offset by an increase in the provision for loan losses, increased interest expense and increased noninterest expense. Loan interest income increased due to the continued growth in First Guaranty's loan portfolio, an increase in the average yield on loans and due to the acquired loans from the Union acquisition. Noninterest income increased primarily as a result of gains on the sale of the guaranteed portion of SBA and USDA loans and an increase in securities gains. Factors that partially offset this increase in income include increased interest expense and noninterest expense. The increase in interest expense was due to the rising interest rate environment, increased competition and due to the acquired deposits from the Union acquisition. Noninterest expense increased primarily due to expenses associated with the Union acquisition that included approximately $0.3 million in one-time merger related expenses, as well as expenses associated with additional compensation, occupancy and other operating expenses for the branch offices acquired in the Union acquisition. The provision for loan losses increased to provide for current loan losses and to maintain the allowance proprtionate to risks inherent in the loan portfolio. Earnings per common share for the years ended December 31, 2019 and December 31, 2018 was $1.47 per common share (as adjusted for the 10% stock dividend in December 2019).

Year ended December 31, 2018 compared with year ended December 31, 2017. Net income for the year ended December 31, 2018 was $14.2 million, an increase of $2.5 million, or 21.0%, from $11.8 million for the year ended December 31, 2017. The increase in net income of $2.5 million for the year ended December 31, 2018 was the result of several factors. First Guaranty experienced increased interest income associated with loans along with a decrease in the provision for loan losses, partially offset by increased loan interest and noninterest expense and decreased noninterest income. The decrease in the provision for loan losses for the year ended December 31, 2018 was attributed to the aforementioned recovery associated with the payoff of the nonaccrual oil and gas credit along with improvement of overall credit quality of the loan portfolio. The increase in interest expense was due to the rising interest rate environment and increased competition. The decrease in noninterest income was primarily the result of an increase in securities losses. Losses on the sale of securities were $1.8 million for the year ended December 31, 2018 compared to gains of $1.4 million for 2017. First Guaranty also had a decrease in income tax expense of $3.9 million resulting from the decrease in the federal corporate tax rate as a result of the Tax Cuts and Jobs Act. Earnings per common share for the year ended December 31, 2018 was $1.47 per common share, an increase of 21.5% or $0.26 per common share from $1.21 per common share for the year ended December 31, 2017 (as adjusted for the 10% stock dividend in December 2019). The increase in earnings per share was caused by the increase in net income.

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

Year ended December 31, 2019 compared with year ended December 31, 2018.  Net interest income for the years ended December 31, 2019 and 2018 was $61.7 million and $57.0 million, respectively. The increase in net interest income for the year ended December 31, 2019 as compared to the prior year was primarily due to an increase in the average balance of our total interest-earning assets and an increase in the average yield of our total interest-earning assets, partially offset by the increase in the average balance of our total interest-bearing liabilities and an increase in the average rate of our total interest-bearing liabilities. For the year ended December 31, 2019, the average balance of our total interest-earning assets increased by $136.3 million to $1.8 billion, and the average yield of our interest-earning assets increased by 38 basis points to 5.06% from 4.68% for the year ended December 31, 2018.  For the year ended December 31, 2019, the average balance of our total interest-bearing liabilities increased by $117.0 million to $1.5 billion, and the average rate of our total interest-bearing liabilities increased by 46 basis points to 2.06% from 1.60% for the year ended December 31, 2018. As a result, our net interest rate spread decreased eight basis points to 3.00% for the year ended December 31, 2019 from 3.08% for the years ended December 31, 2018. Our net interest margin remained stable at 3.41% for the year ended December 31, 2019 and 2018.

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

Interest Income

Year ended December 31, 2019 compared with year ended December 31, 2018. Interest income increased $13.3 million, or 16.9%, to $91.6 million for the year ended December 31, 2019 as compared to the prior year. First Guaranty continues to transition assets from lower yielding securities and interest-earning bank balances to higher yielding loans in order to increase interest income. The increase in interest income resulted primarily from an increase in the average balance of our total interest-earning assets principally as a result of the Union acquisition along with an increase in the average yield of interest-earning assets. The average balance of our interest-earning assets increased $136.3 million to $1.8 billion for the year ended December 31, 2019 as compared to the prior year. The average yield of interest-earning assets increased by 38 basis points to 5.06% for the year ended December 31, 2019 compared to 4.68% for the year ended December 31, 2018.

Interest income on securities decreased $3.1 million to $9.8 million for the year ended December 31, 2019 as compared to the prior year primarily as a result of a decrease in the average balance of securities. The average balance of securities decreased $116.2 million to $349.2 million for the year ended December 31, 2019 from $465.4 million for the year ended December 31, 2018 due to a decrease in the average balance of our agency, mortgage-backed, corporate and municipal securities as a result of securities sales, calls and maturities. The average yield on securities increased by three basis points to 2.81% for the year ended December 31, 2019 from 2.78% for the year ended December 31, 2018 due to the rising interest rate environment for the majority of 2019.

Interest income on loans increased $14.1 million, or 21.7%, to $78.9 million for the year ended December 31, 2019 as a result of an increase in the average balance of loans along with an increase in the average yield on loans. The average balance of loans (excluding loans held for sale) increased by $148.1 million to $1.3 billion for the year ended December 31, 2019 from $1.2 billion for the year ended December 31, 2018 as a result of new loan originations, purchased loans and loans acquired from the Union acquisition. The average yield on loans (excluding loans held for sale) increased by 44 basis points to 5.99% for the year ended December 31, 2019 from 5.55% for the year ended December 31, 2018 as a result of the rising interest rate environment for the majority of 2019.

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

Interest income on loans increased $10.8 million, or 20.0%, to $64.8 million for the year ended December 31, 2018 as a result of an increase in the average balance of loans along with an increase in the average yield on loans. The average balance of loans (excluding loans held for sale) increased by $110.9 million to $1.2 billion for the year ended December 31, 2018 from $1.1 billion for the year ended December 31, 2017 as a result of new loan originations, purchased loans and loans acquired from the Premier acquisition, the majority of which were one- to four-family residential loans, commercial leases, commercial real estate loans and commercial and industrial loans. The average yield on loans (excluding loans held for sale) increased by 44 basis points to 5.55% for the year ended December 31, 2018 from 5.11% for the year ended December 31, 2017 as a result of the rising interest rate environment.

Interest Expense

Year ended December 31, 2019 compared with year ended December 31, 2018.  Interest expense increased $8.6 million, or 40.3%, to $30.0 million for the year ended December 31, 2019 from $21.4 million for the year ended December 31, 2018 due primarily to an increase in the average balance of interest-bearing deposits along with an increase in the average rate paid on interest-bearing deposits. The average balance of interest-bearing deposits increased by $115.4 million during the year ended December 31, 2019 to $1.4 billion as a result of a $75.2 million increase in the average balance of time deposits, a $35.6 million increase in the average balance of interest-bearing demand deposits and a $4.5 million increase in the average balance of savings deposits. The average rate of interest-bearing demand deposits increased by 23 basis points during the year ended December 31, 2019 to 1.76% as compared to the prior year. The increase in the average rate on interest-bearing demand deposits was due to those deposits, primarily public funds accounts and brokered money market deposits, whose rates are contractually tied to national index rates such as the U.S. Federal Funds rate or short term U.S. Treasury rates. The average rate of time deposits increased 74 basis points during the year ended December 31, 2019 to 2.44% as compared to the prior year. The increase in the average rate and average balance of time deposits was due to changes in market rates and the initiation of a deposit campaign by First Guaranty in order to fund future loan growth and diversify the deposit portfolio. First Guaranty initiated a deposit campaign in 2018 to grow time deposits generally with terms greater than two years. This strategy is designed to fund loan growth and increase long term funding for the Bank.

Year ended December 31, 2018 compared with year ended December 31, 2017.  Interest expense increased $7.0 million, or 48.4%, to $21.4 million for the year ended December 31, 2018 from $14.4 million for the year ended December 31, 2017 due primarily to an increase in the average balance of interest-bearing deposits principally as a result of the Premier acquisition along with an increase in the average rate paid on interest-bearing deposits. The average balance of interest-bearing deposits increased by $78.3 million during the year ended December 31, 2018 to $1.3 billion as a result of a $52.8 million increase in the average balance of time deposits, a $17.1 million increase in the average balance of interest-bearing demand deposits and a $8.4 million increase in the average balance of savings deposits. The average rate of interest-bearing demand deposits increased by 51 basis points during the year ended December 31, 2018 to 1.53% as compared to the prior year. The increase in the average rate on interest-bearing demand deposits was due to those deposits, primarily public funds accounts and brokered money market deposits, whose rates are contractually tied to national index rates such as the U.S. Federal Funds rate or short term U.S. Treasury rates which have increased over the last year. The increase in the average rate on time deposits was due to changes in market rates and the initiation of a deposit campaign by First Guaranty in order to fund future loan growth and diversify the deposit portfolio.

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

	December 31, 2019			December 31, 2018			December 31, 2017
(in thousands except for %)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-earning deposits with banks(1)	$144,298	$2,956	2.05%	$39,005	$612	1.57%	$23,913	$178	0.74%
Securities (including FHLB stock)	349,247	9,800	2.81%	465,399	12,941	2.78%	511,728	13,325	2.60%
Federal funds sold	592	1	0.25%	531	1	0.23%	977	9	0.89%
Loans held for sale	324	24	7.41%	1,330	84	6.32%	1,233	69	5.60%
Loans, net of unearned income	1,315,524	78,862	5.99%	1,167,458	64,752	5.55%	1,056,519	53,965	5.11%
Total interest-earning assets	1,809,985	91,643	5.06%	1,673,723	78,390	4.68%	1,594,370	67,546	4.23%

Noninterest-earning assets:
Cash and due from banks	11,951			10,013			10,147
Premises and equipment, net	45,037			38,502			31,885
Other assets	15,256			13,805			9,536
Total Assets	$1,882,229			$1,736,043			$1,645,938

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$592,113	10,447	1.76%	$556,528	8,531	1.53%	$539,399	5,526	1.02%
Savings deposits	115,682	527	0.46%	111,134	407	0.37%	102,779	201	0.20%
Time deposits	703,685	17,141	2.44%	628,457	10,690	1.70%	575,666	7,112	1.24%
Borrowings	40,766	1,851	4.54%	39,150	1,738	4.44%	41,190	1,554	3.77%
Total interest-bearing liabilities	1,452,246	29,966	2.06%	1,335,269	21,366	1.60%	1,259,034	14,393	1.14%

Noninterest-bearing liabilities:
Demand deposits	262,379			252,531			244,949
Other	9,204			5,870			5,138
Total Liabilities	1,723,829			1,593,670			1,509,121

Shareholders' Equity	158,400			142,373			136,817
Total Liabilities and Shareholders' Equity	$1,882,229			$1,736,043			$1,645,938
Net interest income		$61,677			$57,024			$53,153

Net interest rate spread(2)			3.00%			3.08%			3.09%
Net interest-earning assets(3)	$357,739			$338,454			$335,336
Net interest margin(4)(5)			3.41%			3.41%			3.33%

Average interest-earning assets to interest-bearing liabilities			124.63%			125.35%			126.64%

(1)	Includes Federal Reserve balances reported in cash and due from banks on the consolidated balance sheets.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

(5)
The tax adjusted net interest margin was 3.42%, 3.42% and 3.36% for the years ended December 31, 2019, 2018 and 2017. A 21% tax rate was used to calculate the effect on securities income from tax exempt securities for the years ended December 31, 2019 and 2018. A 35% tax rate was used to calculate the effect on securities income from tax exempt securities for year ended December 31, 2017, respectively.

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

	For the Years Ended December 31, 2019 vs. 2018 Increase (Decrease) Due To			For the Years Ended December 31, 2018 vs. 2017 Increase (Decrease) Due To
(in thousands except for %)	Volume	Rate	Increase/ Decrease	Volume	Rate	Increase/ Decrease
Interest earned on:
Interest-earning deposits with banks	$2,105	$239	$2,344	$157	$277	$434
Securities (including FHLB stock)	(3,259)	118	(3,141)	(1,255)	871	(384)
Federal funds sold	—	—	—	(3)	(5)	(8)
Loans held for sale	(72)	12	(60)	6	9	15
Loans, net of unearned income	8,618	5,492	14,110	5,934	4,853	10,787
Total interest income	7,392	5,861	13,253	4,839	6,005	10,844

Interest paid on:
Demand deposits	570	1,346	1,916	180	2,825	3,005
Savings deposits	18	102	120	17	189	206
Time deposits	1,400	5,051	6,451	700	2,878	3,578
Borrowings	73	40	113	(79)	263	184
Total interest expense	2,061	6,539	8,600	818	6,155	6,973

Change in net interest income	$5,331	$(678)	$4,653	$4,021	$(150)	$3,871

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

We recorded a $4.9 million provision for loan losses for the year ended December 31, 2019 compared to $1.4 million for 2018. The allowance for loan losses at December 31, 2019 was $10.9 million or 0.72% of total loans, compared to $10.8 million or 0.88% of total loans at December 31, 2018. The increase in the provision was attributed to additional provisions on loans evaluated individually for impairment. First Guaranty also received a $3.6 million negotiated payment in settlement of a commercial and industrial non-accrual loan on May 9, 2018. The payment resulted in a recovery of $1.6 million. The recovery impacted the allowance for loan losses and the end result was a negative provision for loan losses in the second quarter of 2018. The increase in the provision was also attributable to the increase in the balance of the loan portfolio and charge-offs not previously provided for. Substandard loans increased $6.3 million to $53.1 million at December 31, 2019 from $46.8 million at December 31, 2018. Doubtful loans decreased $0.5 million to $0 at December 31, 2019 from $0.5 million at December 31, 2018. The impaired loan portfolio did not suffer additional declines in estimated fair value requiring further provisions. We believe that the allowance is adequate to cover potential losses in the loan portfolio given the current economic conditions, and current expected net charge-offs and non-performing asset levels.

For the year ended December 31, 2018, the provision for loan losses was $1.4 million compared to $3.8 million for 2017. The allowance for loan losses at December 31, 2018 was $10.8 million or 0.88% of total loans, compared to $9.2 million or 0.80% of total loans at December 31, 2017. The decrease in the provision was attributed to improvement in credit quality of the loan portfolio. First Guaranty also received a $3.6 million negotiated payment in settlement of a commercial and industrial non-accrual loan on May 9, 2018. The payment resulted in a recovery of $1.6 million. The recovery impacted the allowance for loan losses and the end result was a negative provision for loan losses in the second quarter of 2018. Substandard loans decreased $1.6 million to $46.8 million at December 31, 2018 from $48.4 million at December 31, 2017. Doubtful loans decreased $4.0 million to $0.5 million at December 31, 2018 from $4.6 million at December 31, 2017. The allowance for loan losses as a percentage of total loans was 0.95% prior to the inclusion of the acquired loans from Premier. The impaired loan portfolio did not suffer additional declines in estimated fair value requiring further provisions.

Noninterest Income.

Our primary sources of recurring noninterest income are customer service fees, ATM and debit card fees, loan fees, gains on the sale of loans and available for sale securities and other service fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.

Noninterest income totaled $8.3 million for the year ended December 31, 2019, an increase of $3.0 million from $5.3 million for the year ended December 31, 2018.  The increase was primarily due to increased gains on the sale of the guaranteed portion of SBA and USDA loans along with lower losses on the sale of securities. Net securities losses were $0.2 million for the year ended December 31, 2019 as compared to net securities losses of $1.8 million for 2018. The losses on securities sales occurred as First Guaranty sold investment securities in order to fund loan growth. Service charges, commissions and fees totaled $2.8 million for the year ended December 31, 2019 as compared to $3.0 million for 2018. ATM and debit card fees totaled $2.3 million for the year ended December 31, 2019 and $2.1 million for 2018. Net gains on the sale of loans were $1.4 million for the year ended December 31, 2019 and $0.3 million for 2018. Other noninterest income totaled $2.0 million and $1.7 million for the years ended December 31, 2019 and 2018, respectively.

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

Noninterest Expense

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense and other types of expenses. Noninterest expense totaled $47.2 million for the year ended December 31, 2019 and $43.3 million for the year ended December 31, 2018. Salaries and benefits expense totaled $25.0 million for the year ended December 31, 2019 and $22.9 million for the year ended December 31, 2018. The increase in salaries and benefits expense was primarily due to the increase in personnel expense from the Union acquisition and new hires. Occupancy and equipment expense increased to $6.1 million for the year ended December 31, 2019 from $5.6 million for the year ended December 31, 2018 due to the new offices acquired in the Union acquistion. Other noninterest expense totaled $16.1 million for the year ended December 31, 2019 and $14.8 million for 2018.

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

The following table presents, for the years indicated, the major categories of other noninterest expense:

(in thousands)	December 31, 2019	December 31, 2018	December 31, 2017
Other noninterest expense:
Legal and professional fees	$2,648	$2,362	$3,049
Data processing	1,972	1,692	1,608
ATM fees	1,217	1,214	1,161
Marketing and public relations	1,456	1,329	1,205
Taxes - sales, capital, and franchise	1,094	1,066	970
Operating supplies	674	562	496
Software expense and amortization	1,308	1,119	923
Travel and lodging	908	978	910
Telephone	193	208	167
Amortization of core deposits	390	545	432
Donations	603	380	322
Net costs from other real estate and repossessions	422	186	306
Regulatory assessment	683	941	726
Other	2,536	2,204	1,628
Total other expense	$16,104	$14,786	$13,903

Income Taxes.

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other non-deductible expenses. The provision for income taxes for the years ended December 31, 2019, 2018 and 2017 was $3.7 million, $3.5 million and $7.4 million, respectively. The provision for income taxes in 2019 increased as compared to 2018 due to the increase in income before income taxes. First Guaranty recorded a one-time income tax expense of $0.9 million as a result of a remeasurement of its net deferred tax asset due to the enactment of the Tax Cuts and Jobs Act ("the "Tax Act") in December 2017 which reduced the corporate federal income tax rate from 35% to 21% beginning January 1, 2018. GAAP required that the impact of the Tax Act must be accounted for in the period of enactment of the new law. First Guaranty's statutory tax rate was 21.0% for the years ended December 31, 2019 and 2018, which was a decrease of 14 basis points from the year ended December 31, 2017 rate of 35.0%.

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

Loans maturing within one year or less at December 31, 2019 totaled $310.5 million. At December 31, 2019, time deposits maturing within one year or less totaled $300.6 million. First Guaranty's held to maturity ("HTM") investment securities portfolio at December 31, 2019 was $86.6 million or 20.3% of the investment portfolio compared to $108.3 million or 26.7% at December 31, 2018. The securities in the HTM portfolio are used to collateralize public funds deposits and may also be used to secure borrowings with the Federal Home Loan Bank or Federal Reserve Bank. The agency securities in the HTM portfolio have maturities of 10 years or less. The mortgage backed securities have stated final maturities of 15 to 20 years at December 31, 2019. The municipal securities in the HTM portfolio have maturities of 20 years or less. The HTM portfolio had a forecasted weighted average life of approximately 4.2 years based on current interest rates at December 31, 2019. Management regularly monitors the size and composition of the HTM portfolio to evaluate its effect on our liquidity. First Guaranty's available for sale ("AFS") portfolio was $340.4 million, or 79.7% of the investment portfolio at December 31, 2019 compared to $297.0 million, or 73.3% at December 31, 2018. The majority of the AFS portfolio was comprised of U.S. Treasuries, U.S. Government Agencies, mortgage backed securities, municipal bonds and investment grade corporate bonds. We believe these securities are readily marketable and enhance our liquidity.

We maintained a net borrowing capacity at the FHLB totaling $170.3 million and $108.6 million at December 31, 2019 and December 31, 2018, respectively with $15.8 million and $0 in FHLB advances outstanding at December 31, 2019 and December 31, 2018, respectively. At December 31, 2019, we had outstanding letters of credit from the FHLB in the amount of $355.2 million that were primarily used to collateralize public funds deposits. We also have a discount window line with the Federal Reserve Bank. We also maintain federal funds lines of credit at various correspondent banks with borrowing capacity of $100.5 million at December 31, 2019. We have a revolving line of credit for $6.5 million, with no outstanding balance at December 31, 2019 secured by a pledge of the Bank's common stock. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources

Our capital position is reflected in total shareholders' equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total shareholders' equity increased to $166.0 million at December 31, 2019 from $147.3 million at December 31, 2018. The increase in shareholders' equity was principally the result of an increase of $9.3 million in accumulated other comprehensive income, an increase of $8.3 million in retained earnings and an increase of $1.0 million in surplus. The increase in accumulated other comprehensive income was primarily attributed to the decrease in unrealized losses on available for sale securities during the year ended December 31, 2019. The $8.3 million increase in retained earnings was due to net income of $14.2 million during the year ended December 31, 2019, partially offset by $5.8 million in cash dividends paid on our common stock. The $1.0 million increase in surplus was due to the issuance of common stock in a private placement.

Capital Management

We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the Federal Reserve and the FDIC. We review capital levels on a monthly basis. We evaluate a number of capital ratios, including Tier 1 capital to total adjusted assets (the leverage ratio) and Tier 1 capital to risk-weighted assets. At December 31, 2019, First Guaranty Bank was classified as well-capitalized. First Guaranty Bank's capital conservation buffer was 4.58% at December 31, 2019.

The following table presents First Guaranty Bank's capital ratios as of the indicated dates.

	"Well Capitalized Minimums"	At December 31, 2019	"Well Capitalized Minimums"	At December 31, 2018
Tier 1 Leverage Ratio	5.00%	10.44%	5.00%	9.79%
Tier 1 Risk-based Capital Ratio	8.00%	11.96%	8.00%	12.20%
Total Risk-based Capital Ratio	10.00%	12.61%	10.00%	12.97%
Common Equity Tier One Capital	6.50%	11.96%	6.50%	12.20%

Off-balance sheet commitments

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers and to reduce our own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby and commercial letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in our consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of the involvement in particular classes of financial instruments.

The exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual notional amount of those instruments. The same credit policies are used in making commitments and conditional obligations as we do for on-balance sheet instruments. Unless otherwise noted, collateral or other security is not required to support financial instruments with credit risk.

The notional amounts of the financial instruments with off-balance sheet risk at December 31, 2019, 2018 and 2017 are as follows:

Contract Amount

(in thousands)	December 31, 2019	December 31, 2018	December 31, 2017
Commitments to Extend Credit	$117,826	$108,348	$78,125
Unfunded Commitments under lines of credit	$148,127	$122,212	$101,344
Commercial and Standby letters of credit	$11,258	$6,912	$7,886

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

Unfunded commitments under lines of credit are contractually obligated by us as long as the borrower is in compliance with the terms of the loan relationship. Unfunded lines of credit are typically operating lines of credit that adjust on a regular basis as a customer requires funding. There may be seasonal variations to the usage of these lines. At December 31, 2019, the largest concentrations of unfunded commitments were lines of credit associated with construction and land development loans and commercial and industrial loans.

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

There were no losses incurred on any commitments during the years ended December 31, 2019, 2018 and 2017.

Contractual Obligations

The following table summarizes our fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2019. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

Payments Due by Period:	December 31, 2019
(in thousands)	Less Than One Year	One to Three Years	Over Three Years	Total
Operating leases	$147	$241	$46	$434
Software contracts	1,484	2,276	1,678	5,438
Time deposits	344,758	167,902	243,367	756,027
Short-term advances from Federal Home Loan Bank	13,079	—	—	13,079
Repurchase agreements	—	6,840	—	6,840
Long-term advances from Federal Home Loan Bank	—	—	3,533	3,533
Senior long-term debt	19,349	6,500	22,750	48,599
Junior subordinated debentures	—	—	15,000	15,000
Total contractual obligations	$378,817	$183,759	$286,374	$848,950

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

The following interest sensitivity analysis is one measurement of interest rate risk. This analysis, which we prepare quarterly, reflects the contractual maturity characteristics of assets and liabilities over various time periods. This analysis does not factor in prepayments or interest rate floors on loans which may significantly change the report. This table includes nonaccrual loans in their respective maturity periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at December 31, 2019 illustrated below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

	December 31, 2019
	Interest Sensitivity Within
(dollars in thousands)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$443,900	$172,007	$615,907	$909,583	$1,525,490
Securities (including FHLB stock)	4,027	8,851	12,878	417,443	430,321
Federal Funds Sold	914	—	914	—	914
Other earning assets	47,820	—	47,820	—	47,820
Total earning assets	$496,661	$180,858	$677,519	$1,327,026	$2,004,545

Source of Funds:
Interest-bearing accounts:
Demand deposits	$635,942	$—	$635,942	$—	$635,942
Savings deposits	135,156	—	135,156	—	135,156
Time deposits	73,427	227,170	300,597	455,430	756,027
Short-term borrowings	13,079	—	13,079	6,085	19,164
Senior long-term debt	48,558	—	48,558	3,533	52,091
Junior subordinated debt	—	—	—	14,737	14,737
Noninterest-bearing, net	—	—	—	391,428	391,428
Total source of funds	$906,162	$227,170	$1,133,332	$871,213	$2,004,545

Period gap	$(409,501)	$(46,312)	$(455,813)	$455,813
Cumulative gap	$(409,501)	$(455,813)	$(455,813)	$—

Cumulative gap as a percent of earning assets	(20.4)%	(22.7)%	(22.7)%

Net Interest Income at Risk.

Net interest income at risk measures the risk of a decline in earnings due to changes in interest rates. The first table below presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in the yield curve over a 12-month horizon at December 31, 2019. The second table below presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from a gradual shift in the yield curve over a 12-month period. Shifts are measured in 100 basis point increments (+400 through -100 basis points) from base case. We do not present shifts less than 100 basis points because of the current low interest rate environment. The base case scenario encompasses key assumptions for asset/liability mix, loan and deposit growth, pricing, prepayment speeds, deposit decay rates, securities portfolio cash flows and reinvestment strategy and the market value of certain assets under the various interest rate scenarios. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous and gradual shocks are performed against that yield curve.

December 31, 2019
Instantaneous Changes in Interest Rates (basis points)	Percent Change in Net Interest Income
+400	(0.71)%
+300	(0.41)%
+200	(0.13)%
+100	(0.21)%
Base	0%
-100	2.87%

Gradual Changes in Interest Rates (basis points)	Percent Change in Net Interest Income
+400	(2.45)%
+300	(1.77)%
+200	(1.15)%
+100	(0.4)%
Base	0%
-100	1.14%

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

We are pursuing a strategy that began in 2012 to reduce long-term interest rate risk. The contractual maturity of the investment portfolio was shortened and mortgage backed securities were purchased to enhance cash flow. We were able to grow our loan portfolio while reducing the size of the investment portfolio. New loans originated generally were either floating rate or were fixed rate with maturities that did not exceed five years. Securities as a percentage of average interest-earning assets decreased from 27.8% in 2018 to 19.3% in 2019. Deposit maturities were extended and generally priced lower. We believe that the addition of short-term securities and deploying our capital to grow our loan portfolio will help to lower interest rate risk.

Item 8 - Financial Statements and Supplementary Data

Castaing, Hussey & Lolan, LLC
Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
First Guaranty Bancshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Guaranty Bancshares, Inc. and Subsidiaries (First Guaranty) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of First Guaranty as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of First Guaranty's management. Our responsibility is to express an opinion on First Guaranty's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board ("PCAOB") and are required to be independent with respect to First Guaranty in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. First Guaranty is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of First Guaranty's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Castaing, Hussey & Lolan, LLC

We have served as First Guaranty's auditor since 2001.

Castaing, Hussey & Lolan, LLC
New Iberia, Louisiana
March 16, 2020

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2019	December 31, 2018
Assets
Cash and cash equivalents:
Cash and due from banks	$66,511	$127,416
Federal funds sold	914	549
Cash and cash equivalents	67,425	127,965

Investment securities:
Available for sale, at fair value	340,434	296,977
Held to maturity, at cost (estimated fair value of $86,817 and $104,840, respectively)	86,579	108,326
Investment securities	427,013	405,303

Federal Home Loan Bank stock, at cost	3,308	2,393
Loans held for sale	—	344

Loans, net of unearned income	1,525,490	1,225,268
Less: allowance for loan losses	10,929	10,776
Net loans	1,514,561	1,214,492

Premises and equipment, net	56,464	39,695
Goodwill	12,942	3,472
Intangible assets, net	7,166	3,528
Other real estate, net	4,879	1,138
Accrued interest receivable	8,412	6,716
Other assets	15,046	12,165
Total Assets	$2,117,216	$1,817,211

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$325,888	$244,516
Interest-bearing demand	635,942	594,359
Savings	135,156	109,958
Time	756,027	680,789
Total deposits	1,853,013	1,629,622

Short-term advances from Federal Home Loan Bank	13,079	—
Repurchase agreements	6,840	—
Accrued interest payable	6,047	3,952
Long-term advances from Federal Home Loan Bank	3,533	—
Senior long-term debt	48,558	19,838
Junior subordinated debentures	14,737	14,700
Other liabilities	5,374	1,815
Total Liabilities	1,951,181	1,669,927

Shareholders' Equity
Common stock: [1]
$1 par value - authorized 100,600,000 shares; issued 9,741,253 and 9,687,123 shares	9,741	9,687
Surplus	110,836	109,788
Retained earnings	43,283	34,947
Accumulated other comprehensive income (loss)	2,175	(7,138)
Total Shareholders' Equity	166,035	147,284
Total Liabilities and Shareholders' Equity	$2,117,216	$1,817,211
See Notes to Consolidated Financial Statements.

1   All share and per share amounts have been restated to reflect the ten percent stock dividend paid December 16, 2019 to shareholders of record as of December 9, 2019.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(in thousands, except share data)	2019	2018	2017
Interest Income:
Loans (including fees)	$78,886	$64,836	$54,034
Deposits with other banks	2,956	612	178
Securities (including FHLB stock)	9,800	12,941	13,325
Federal funds sold	1	1	9
Total Interest Income	91,643	78,390	67,546

Interest Expense:
Demand deposits	10,447	8,531	5,526
Savings deposits	527	407	201
Time deposits	17,141	10,690	7,112
Borrowings	1,851	1,738	1,554
Total Interest Expense	29,966	21,366	14,393

Net Interest Income	61,677	57,024	53,153
Less: Provision for loan losses	4,860	1,354	3,822
Net Interest Income after Provision for Loan Losses	56,817	55,670	49,331

Noninterest Income:
Service charges, commissions and fees	2,808	2,988	2,589
ATM and debit card fees	2,254	2,122	1,986
Net (losses) gains on securities	(157)	(1,830)	1,397
Net gains on sale of loans	1,376	278	311
Other	2,018	1,722	2,057
Total Noninterest Income	8,299	5,280	8,340

Noninterest Expense:
Salaries and employee benefits	25,019	22,888	20,113
Occupancy and equipment expense	6,096	5,601	4,505
Other	16,104	14,786	13,903
Total Noninterest Expense	47,219	43,275	38,521

Income Before Income Taxes	17,897	17,675	19,150
Less: Provision for income taxes	3,656	3,462	7,399
Net Income	$14,241	$14,213	$11,751

Per Common Share: [1]
Earnings	$1.47	$1.47	$1.21
Cash dividends paid	$0.60	$0.58	$0.54

Weighted Average Common Shares Outstanding	9,695,131	9,687,123	9,687,123

See Notes to Consolidated Financial Statements

1   All share and per share amounts have been restated to reflect the ten percent stock dividend paid December 16, 2019 to shareholders of record as of December 9, 2019.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(in thousands)	2019	2018	2017
Net Income	$14,241	$14,213	$11,751
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	11,435	(8,508)	5,098
Reclassification adjustments for gains (losses) included in net income	353	1,830	(1,397)
Change in unrealized gains (losses) on securities	11,788	(6,678)	3,701
Tax impact	(2,475)	1,402	(1,258)
Other comprehensive income (loss)	9,313	(5,276)	2,443
Comprehensive Income	$23,554	$8,937	$14,194

 See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock $1 Par	Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total

December 31, 2016 (1)	$9,205	$97,649	$21,494	$(3,999)	$124,349
Net income	—	—	11,751	—	11,751
Common stock issued in acquisition, 481,488 shares (1)	482	12,139	(1,971)	—	10,650
Other comprehensive income	—	—	—	2,443	2,443
Cash dividends on common stock ($0.54 per share) (1)	—	—	(5,210)	—	(5,210)
Balance December 31, 2017	$9,687	$109,788	$26,064	$(1,556)	$143,983
Reclassification of stranded tax effects in accumulated other comprehensive income (2)	—	—	306	(306)	—
Net income	—	—	14,213	—	14,213
Other comprehensive income (loss)	—	—	—	(5,276)	(5,276)
Cash dividends on common stock ($0.58 per share) (1)	—	—	(5,636)	—	(5,636)
Balance December 31, 2018	$9,687	$109,788	$34,947	$(7,138)	$147,284
Net income	—	—	14,241	—	14,241
Common stock issued in private placement, 54,130 shares (1)	54	1,048	(102)	—	1,000
Other comprehensive income	—	—	—	9,313	9,313
Cash dividends on common stock ($0.60 per share)(1)	—	—	(5,803)	—	(5,803)
Balance December 31, 2019	$9,741	$110,836	$43,283	$2,175	$166,035

See Notes to Consolidated Financial Statements

(1) All share and per share amounts reflect the ten percent stock dividend paid December 16, 2019 to shareholders of record as of December 9, 2019.
(2) See Note 2 - Recent Accounting Pronouncements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2019	2018	2017
Cash Flows From Operating Activities:
Net income	$14,241	$14,213	$11,751
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,860	1,354	3,822
Depreciation and amortization	3,057	3,289	2,444
Amortization/Accretion of investments	1,347	1,445	1,788
Loss (gain) on sale/call of securities	157	1,830	(1,397)
Gain on sale of assets	(1,304)	(301)	(361)
Repossessed asset write downs, gain and losses on dispositions	90	(47)	103
FHLB stock dividends	(63)	(42)	(23)
Net decrease in loans held for sale	344	964	347
Change in other assets and liabilities, net	6,349	4,184	(6,199)
Net Cash Provided by Operating Activities	29,078	26,889	12,275

Cash Flows From Investing Activities:
Proceeds from maturities and calls of HTM securities	21,190	11,197	11,703
Proceeds from maturities, calls and sales of AFS securities	279,590	384,549	542,894
Funds invested in HTM securities	—	—	(30,530)
Funds Invested in AFS securities	(274,437)	(309,346)	(517,185)
Net increase in loans	(123,553)	(76,354)	(80,816)
Purchases of premises and equipment	(11,933)	(3,787)	(6,814)
Proceeds from sales of premises and equipment	12	46	51
Proceeds from sales of other real estate owned	550	484	608
Cash paid in excess of cash received in acquisition	(23,325)	—	(2,907)
Net Cash (Used In) Provided By Investing Activities	(131,906)	6,789	(82,996)

Cash Flows From Financing Activities:
Net increase in deposits	18,408	80,336	95,879
Net decrease in federal funds purchased and short-term borrowings	(28)	(15,500)	(700)
Proceeds from long-term borrowings, net of costs	32,465	—	3,750
Repayment of long-term borrowings	(3,754)	(2,941)	(3,081)
Common stock issued in private placement	1,000	—	—
Dividends paid	(5,803)	(5,636)	(5,210)
Net Cash Provided By Financing Activities	42,288	56,259	90,638

Net (Decrease) Increase In Cash and Cash Equivalents	(60,540)	89,937	19,917
Cash and Cash Equivalents at the Beginning of the Period	127,965	38,028	18,111
Cash and Cash Equivalents at the End of the Period	$67,425	$127,965	$38,028

Noncash Activities:
Acquisition of real estate in settlement of loans	$2,789	$297	$1,374
Common stock issued in acquisition	$—	$—	$10,650

Cash Paid During the Period:
Interest on deposits and borrowed funds	$27,871	$19,902	$13,836
Federal income taxes	$3,250	$2,400	$10,700
State income taxes	$23	$—	$—

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Summary of Significant Accounting Policies

Business

First Guaranty Bancshares, Inc. ("First Guaranty") is a Louisiana corporation headquartered in Hammond, LA. First Guaranty owns all of the outstanding shares of common stock of First Guaranty Bank. First Guaranty Bank (the "Bank") is a Louisiana state-chartered commercial bank that provides a diversified range of financial services to consumers and businesses in the communities in which it operates. These services include consumer and commercial lending, mortgage loan origination, the issuance of credit cards and retail banking services. The Bank also maintains an investment portfolio comprised of government, government agency, corporate, and municipal securities. The Bank has thirty-four banking offices, including one drive-up banking facility, and forty-eight automated teller machines (ATMs) in Southeast Louisiana, Southwest Louisiana, Central Louisiana, North Louisiana and North Central Texas.

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

Accrual of interest is discontinued on a loan when Management believes, after considering economic and business conditions and collection efforts, the borrower's financial condition is such that reasonable doubt exists as to the full and timely collection of principal and interest. This evaluation is made for all loans that are 90 days or more contractually past due. When a loan is placed in nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of interest and principal is probable. Loans are returned to accrual status when, in the judgment of Management, all principal and interest amounts contractually due are reasonably assured to be collected within a reasonable time frame and when the borrower has demonstrated payment performance of cash or cash equivalents; generally for a period of 6 months. All loans, except mortgage loans, are considered past due if they are past due 30 days. Mortgage loans are considered past due when two consecutive payments have been missed. Loans that are past due 90-120 days and deemed uncollectible are charged-off. The loan charge off is a reduction of the allowance for loan losses.

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

Income taxes

First Guaranty and its subsidiary file a consolidated federal income tax return on a calendar year basis. In lieu of Louisiana state income tax, the Bank is subject to the Louisiana bank shares tax, which is included in noninterest expense in First Guaranty's consolidated financial statements. With few exceptions, First Guaranty is no longer subject to U.S. federal, state or local income tax examinations for years before 2016. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the deferred tax assets or liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be utilized.

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

Earnings per common share

Earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. In December of 2019, First Guaranty issued a pro rata, 10% common stock dividend. The shares issued for the stock dividend have been retrospectively factored into the calculation of earnings per share as well as cash dividends paid on common stock and represented on the face of the financial statements. No convertible shares of First Guaranty's stock are outstanding.

Operating Segments

All of First Guaranty's operations are considered by management to be aggregated into one reportable operating segment. While the chief decision-makers monitor the revenue streams of the various products and services, the identifiable segments are not material. Operations are managed and financial performance is evaluated on a Company-wide basis.

Reclassifications

Certain reclassifications have been made to prior year end financial statements in order to conform to the classification adopted for reporting in 2019.

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments- Credit Losses: Measurement of Credit Losses on Financial Instruments". This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. The ASU amendments require the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU requires assets held at cost basis to reflect the company's current estimate of all expected credit losses. For available for sale debt securities, credit losses should be presented as an allowance rather than as a write-down. In addition, this ASU amends the accounting for purchased financial assets with credit deterioration. On October 16, 2019, the FASB approved an effective date delay applicable to smaller reporting companies until fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. First Guaranty is currently evaluating the impact of this accounting standard and is implementing a new software application to assist in determining the impact on the Consolidated Financial Statements.

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

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes: Simplifying the Accounting for Income Taxes". This ASU removes specific exceptions to the general principles in Topic 740, Income Taxes. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for annual and interim periods beginning after December 15, 2020, with early adoption in any interim period permitted. First Guaranty is currently evaluating the impact of this accounting standard on the Consolidated Financial Statements.

Note 3. Merger Transaction

Effective at the close of business on November 7, 2019, First Guaranty completed its acquisition of 100% of the outstanding shares of Union Bancshares, Incorporated, a Louisiana corporation ("Union"), a single bank holding company headquartered in Marksville, Louisiana and its wholly owned subsidiary, Union Bank for $43.4 million in cash. This acquisition allowed First Guaranty to expand its presence into the Central Louisiana market area. The purchase price resulted in approximately $9.5 million in goodwill and $4.2 million in core deposit intangible, none of which is deductible for tax purposes.

First Guaranty accounts for business combinations under the acquisition method in accordance with ASC Topic 805, Business Combinations. Accordingly, for each transaction, the purchase price is allocated to the fair value of the assets acquired and liabilities assumed as of the date of the acquisition. In conjunction with the adoption of ASU 2015-16, upon receipt of final fair value estimates during the measurement period, which must be within one year of the acquisition dates, First Guaranty records any adjustments to the preliminary fair value estimates in the reporting period in which the adjustments are determined. First Guaranty is continuing to finalize the purchase price allocations related to the Union acquisition. Based on management's preliminary valuation of tangible and intangible assets acquired and liabilities assumed, the purchase price for the Union acquisition is allocated in the table below. These allocations are subject to change.

(in thousands)	Union Bancshares, Incorporated

Cash and due from banks	$20,058
Securities available for sale	38,813
Loans	184,165
Premises and equipment	7,223
Goodwill	9,469
Intangible assets	4,213
Other real estate	1,595
Other assets	9,303
Total assets acquired	$274,839

Deposits	204,983
FHLB borrowings	16,617
Repurchase agreements	6,863
Other liabilities	2,993
Total liabilities assumed	$231,456
Net assets acquired	$43,383
The following pro forma information for the twelve months ended December 31, 2019 and December 31, 2018 reflects First Guaranty's estimated consolidated results of operations as if the acquisition of Union occurred at January 1, 2018, unadjusted for potential cost savings.

(in thousands, except share data)	2019	2018
Net Interest Income	$70,105	$67,194
Noninterest Income	9,877	7,075
Noninterest Expense	54,482	51,261
Net Income	16,459	17,259

Earnings per common share	$1.70	$1.78

The fair value of net assets acquired includes fair value adjustments to certain receivables that were not considered impaired as of the acquisition date. The non-impaired loans excluded from the purchase credit impairment requirements under ASC 310-30 were recorded at an estimated fair value of $176.9 million and had gross contractual amounts receivable of $174.2 million on the date of acquisition. Contractual cash flows not expected to be collected are estimated at $1.2 million.

Note 4. Cash and Due from Banks

Certain reserves are required to be maintained at the Federal Reserve Bank. There was no reserve requirement as of December 31, 2019 and 2018. At December 31, 2019 First Guaranty had two accounts at correspondent banks, excluding the Federal Reserve Bank, that exceeded the FDIC insurable limit of $250,000. The amount of these accounts that were over the insurable limit totaled $5.7 million. At December 31, 2018 First Guaranty had only one account at correspondent banks, excluding the Federal Reserve Bank, that exceeded the FDIC insurable limit of $250,000. This account was over the insurable limit by $127,000.

Note 5. Securities

A summary comparison of securities by type at December 31, 2019 and 2018 is shown below.

	December 31, 2019				December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasuries	$—	$—	$—	$—	$—	$—	$—	$—
U.S. Government Agencies	16,380	15	(2)	16,393	146,911	—	(5,522)	141,389
Corporate debt securities	94,561	1,110	(302)	95,369	76,310	72	(3,504)	72,878
Other securities	497	—	—	497	483	—	—	483
Municipal bonds	30,297	1,870	(14)	32,153	32,956	1,120	(175)	33,901
Collateralized mortgage obligations	16,400	40	(43)	16,397	918	—	(14)	904
Mortgage-backed securities	179,546	317	(238)	179,625	48,434	—	(1,012)	47,422
Total available for sale securities	$337,681	$3,352	$(599)	$340,434	$306,012	$1,192	$(10,227)	$296,977

Held to maturity:
U.S. Government Agencies	$18,175	$—	$(32)	$18,143	$28,172	$—	$(1,081)	$27,091
Municipal bonds	5,107	182	—	5,289	5,227	—	(101)	5,126
Mortgage-backed securities	63,297	200	(112)	63,385	74,927	—	(2,304)	72,623
Total held to maturity securities	$86,579	$382	$(144)	$86,817	$108,326	$—	$(3,486)	$104,840

The scheduled maturities of securities at December 31, 2019, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to call or prepayments. Mortgage-backed securities are not due at a single maturity because of amortization and potential prepayment of the underlying mortgages. For this reason they are presented separately in the maturity table below.

	December 31, 2019
(in thousands)	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$4,499	$4,520
Due after one year through five years	38,029	38,729
Due after five years through 10 years	76,584	77,943
Over 10 years	22,623	23,220
Subtotal	141,735	144,412
Collateralized mortgage obligations	16,400	16,397
Mortgage-backed Securities	179,546	179,625
Total available for sale securities	$337,681	$340,434

Held to maturity:
Due in one year or less	$5,050	$5,047
Due after one year through five years	7,327	7,318
Due after five years through 10 years	7,496	7,543
Over 10 years	3,409	3,524
Subtotal	23,282	23,432
Mortgage-backed Securities	63,297	63,385
Total held to maturity securities	$86,579	$86,817

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at December 31, 2019.

	December 31, 2019
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	—	$—	$—	—	$—	$—	—	$—	$—
U.S. Government Agencies	1	4,398	(1)	1	149	(1)	2	4,547	(2)
Corporate debt securities	42	21,269	(174)	12	3,184	(128)	54	24,453	(302)
Other securities	—	—	—	—	—	—	—	—	—
Municipal bonds	9	4,285	(14)	—	—	—	9	4,285	(14)
Collateralized mortgage obligations	12	10,022	(43)	—	—	—	12	10,022	(43)
Mortgage-backed securities	57	91,753	(186)	9	12,121	(52)	66	103,874	(238)
Total available for sale securities	121	$131,727	$(418)	22	$15,454	$(181)	143	$147,181	$(599)

Held to maturity:
U.S. Government Agencies	2	$2,177	$(2)	8	$15,965	$(30)	10	$18,142	$(32)
Municipal bonds	—	—	—	1	50	—	1	50	—
Mortgage-backed securities	7	8,880	(58)	10	11,343	(54)	17	20,223	(112)
Total held to maturity securities	9	$11,057	$(60)	19	$27,358	$(84)	28	$38,415	$(144)

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at December 31, 2018.

	December 31, 2018
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	—	$—	$—	—	$—	$—	—	$—	$—
U.S. Government Agencies	1	4,227	(273)	50	137,162	(5,249)	51	141,389	(5,522)
Corporate debt securities	37	9,560	(252)	183	58,877	(3,252)	220	68,437	(3,504)
Other securities	—	—	—	—	—	—	—	—	—
Municipal bonds	1	115	—	19	8,436	(175)	20	8,551	(175)
Collateralized mortgage obligations	—	—	—	5	904	(14)	5	904	(14)
Mortgage-backed securities	16	19,453	(73)	38	27,969	(939)	54	47,422	(1,012)
Total available for sale securities	55	$33,355	$(598)	295	$233,348	$(9,629)	350	$266,703	$(10,227)

Held to maturity:
U.S. Government Agencies	—	$—	$—	14	$27,091	$(1,081)	14	$27,091	$(1,081)
Municipal bonds	—	—	—	9	5,126	(101)	9	5,126	(101)
Mortgage-backed securities	—	—	—	56	72,623	(2,304)	56	72,623	(2,304)
Total held to maturity securities	—	$—	$—	79	$104,840	$(3,486)	79	$104,840	$(3,486)

As of December 31, 2019, 171 of First Guaranty's debt securities had unrealized losses totaling 0.4% of the individual securities' amortized cost basis and 0.2% of First Guaranty's total amortized cost basis of the investment securities portfolio. 41 of the 171 securities had been in a continuous loss position for over 12 months at such date. The 41 securities had an aggregate amortized cost basis of $43.1 million and an unrealized loss of $0.3 million at December 31, 2019. Management has the intent and ability to hold these debt securities until maturity or until anticipated recovery.

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

Corporate debt securities in a loss position consist primarily of corporate bonds issued by businesses in the financial, insurance, utility, manufacturing, industrial, consumer products and oil and gas industries. No securities with an other-than-temporary impairment loss were held at December 31, 2019. First Guaranty believes that the remaining issuers will be able to fulfill the obligations of these securities based on evaluations described above. First Guaranty has the ability and intent to hold these securities until they recover, which could be at their maturity dates.

There were no other-than-temporary impairment losses recognized on securities during the years ended December 31, 2019, 2018, and 2017.

The following table presents a roll-forward of the amount of credit losses on debt securities held by First Guaranty for which a portion of OTTI was recognized in other comprehensive income for the year ended December 31, 2019, 2018, and 2017:

(in thousands)	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Beginning balance of credit losses at beginning of year	$60	$60	$60
Other-than-temporary impairment credit losses on securities not previously OTTI	—	—	—
Increases for additional credit losses on securities previously determined to be OTTI	—	—	—
Reduction for increases in cash flows	—	—	—
Reduction due to credit impaired securities sold or fully settled	(60)	—	—
Ending balance of cumulative credit losses recognized in earnings at end of year	$—	$60	$60

In 2019, 2018 and 2017 there were no other-than-temporary impairment credit losses on securities for which First Guaranty had previously recognized OTTI. For securities that have indications of credit related impairment, management analyzes future expected cash flows to determine if any credit related impairment is evident. Estimated cash flows are determined using management's best estimate of future cash flows based on specific assumptions. The assumptions used to determine the cash flows were based on estimates of loss severity and credit default probabilities. Management reviews reports from credit rating agencies and public filings of issuers.

At December 31, 2019 and 2018 the carrying value of pledged securities totaled $212.8 million and $289.7 million, respectively.

Gross realized gains on sales of securities were $0.8 million, $0.1 million and $1.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. Gross realized losses were $1.1 million, $1.9 million and $100,000 for the years ended December 31, 2019, 2018 and 2017. The tax applicable to these transactions amounted to $(79,000), $(0.4) million, and $0.5 million for 2019, 2018 and 2017, respectively. Proceeds from sales of securities classified as available for sale amounted to $90.5 million, $114.5 million and $148.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Net unrealized gains on available for sale securities included in accumulated other comprehensive income (loss) ("AOCI"), net of applicable income taxes, totaled $2.2 million at December 31, 2019. At December 31, 2018 net unrealized losses included in AOCI, net of applicable income taxes, totaled $7.1 million. During 2019 and 2018 net losses, net of tax, reclassified out of AOCI into earnings totaled $0.3 million and $1.4 million, respectively.

At December 31, 2019, First Guaranty's exposure to investment securities issuers that exceeded 10% of shareholders' equity was as follows:

	December 31, 2019
(in thousands)	Amortized Cost	Fair Value
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	96,966	97,036
Federal National Mortgage Association (Fannie Mae-FNMA)	146,702	146,758
Federal Farm Credit Bank (FFCB)	18,227	18,211
Total	$261,895	$262,005

Note 6. Loans

The following table summarizes the components of First Guaranty's loan portfolio as of December 31, 2019 and December 31, 2018:

	December 31, 2019		December 31, 2018
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$172,247	11.3%	$124,644	10.1%
Farmland	22,741	1.5%	18,401	1.5%
1- 4 Family	289,635	18.9%	172,760	14.1%
Multifamily	23,973	1.6%	42,918	3.5%
Non-farm non-residential	616,536	40.3%	586,263	47.7%
Total Real Estate	1,125,132	73.6%	944,986	76.9%
Non-Real Estate:
Agricultural	26,710	1.8%	23,108	1.9%
Commercial and industrial	268,256	17.5%	200,877	16.4%
Consumer and other	108,868	7.1%	59,443	4.8%
Total Non-Real Estate	403,834	26.4%	283,428	23.1%
Total Loans Before Unearned Income	1,528,966	100.0%	1,228,414	100.0%
Unearned income	(3,476)		(3,146)
Total Loans Net of Unearned Income	$1,525,490		$1,225,268

The following table summarizes fixed and floating rate loans by contractual maturity, excluding nonaccrual loans, as of December 31, 2019 and December 31, 2018 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	December 31, 2019			December 31, 2018
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$205,596	$104,859	$310,455	$108,160	$80,895	$189,055
One to five years	509,455	286,131	795,586	393,344	287,737	681,081
Five to 15 years	147,502	65,713	213,215	118,715	86,779	205,494
Over 15 years	143,695	51,612	195,307	85,611	58,430	144,041
Subtotal	$1,006,248	$508,315	1,514,563	$705,830	$513,841	1,219,671
Nonaccrual loans			14,403			8,743
Total Loans Before Unearned Income			1,528,966			1,228,414
Unearned income			(3,476)			(3,146)
Total Loans Net of Unearned Income			$1,525,490			$1,225,268

As of December 31, 2019, $153.3 million of floating rate loans were at their interest rate floor. At December 31, 2018, $27.7 million of floating rate loans were at their interest rate floor. Nonaccrual loans have been excluded from these totals.

The following tables present the age analysis of past due loans at December 31, 2019 and December 31, 2018:

	As of December 31, 2019
(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$760	$429	$1,189	$171,058	$172,247	$48
Farmland	6	1,274	1,280	21,461	22,741	—
1- 4 family	8,521	3,682	12,203	277,432	289,635	923
Multifamily	—	—	—	23,973	23,973	—
Non-farm non-residential	11,279	6,249	17,528	599,008	616,536	1,603
Total Real Estate	20,566	11,634	32,200	1,092,932	1,125,132	2,574
Non-Real Estate:
Agricultural	310	4,800	5,110	21,600	26,710	—
Commercial and industrial	2,801	342	3,143	265,113	268,256	15
Consumer and other	794	266	1,060	107,808	108,868	50
Total Non-Real Estate	3,905	5,408	9,313	394,521	403,834	65
Total Loans Before Unearned Income	$24,471	$17,042	$41,513	$1,487,453	1,528,966	$2,639
Unearned income					(3,476)
Total Loans Net of Unearned Income					$1,525,490

	As of December 31, 2018
(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$936	$311	$1,247	$123,397	$124,644	$—
Farmland	—	1,293	1,293	17,108	18,401	—
1- 4 family	4,333	2,272	6,605	166,155	172,760	26
Multifamily	648	—	648	42,270	42,918	—
Non-farm non-residential	4,897	864	5,761	580,502	586,263	—
Total Real Estate	10,814	4,740	15,554	929,432	944,986	26
Non-Real Estate:
Agricultural	528	3,651	4,179	18,929	23,108	—
Commercial and industrial	742	370	1,112	199,765	200,877	53
Consumer and other	537	127	664	58,779	59,443	66
Total Non-Real Estate	1,807	4,148	5,955	277,473	283,428	119
Total Loans Before Unearned Income	$12,621	$8,888	$21,509	$1,206,905	1,228,414	$145
Unearned income					(3,146)
Total Loans Net of Unearned Income					$1,225,268
The tables above include $14.4 million and $8.7 million of nonaccrual loans for December 31, 2019 and 2018, respectively. See the tables below for more detail on nonaccrual loans.

The following is a summary of nonaccrual loans by class at the dates indicated:

	As of December 31,
(in thousands)	2019	2018
Real Estate:
Construction & land development	$381	$311
Farmland	1,274	1,293
1- 4 family	2,759	2,246
Multifamily	—	—
Non-farm non-residential	4,646	864
Total Real Estate	9,060	4,714
Non-Real Estate:
Agricultural	4,800	3,651
Commercial and industrial	327	317
Consumer and other	216	61
Total Non-Real Estate	5,343	4,029
Total Nonaccrual Loans	$14,403	$8,743

The following table identifies the credit exposure of the loan portfolio, including loans acquired with deteriorated credit quality, by specific credit ratings as of the dates indicated:

	As of December 31, 2019					As of December 31, 2018
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Construction & land development	$163,808	$6,180	$2,259	$—	$172,247	$116,062	$5,698	$2,884	$—	$124,644
Farmland	18,223	3,177	1,341	—	22,741	13,151	3,888	1,362	—	18,401
1- 4 family	271,392	4,751	13,492	—	289,635	160,581	2,815	9,364	—	172,760
Multifamily	16,025	805	7,143	—	23,973	35,554	—	7,364	—	42,918
Non-farm non-residential	589,800	7,743	18,993	—	616,536	564,993	2,888	17,859	523	586,263
Total Real Estate	1,059,248	22,656	43,228	—	1,125,132	890,341	15,289	38,833	523	944,986
Non-Real Estate:
Agricultural	21,529	48	5,133	—	26,710	19,050	43	4,015	—	23,108
Commercial and industrial	262,416	1,199	4,641	—	268,256	186,176	10,930	3,771	—	200,877
Consumer and other	108,618	180	70	—	108,868	59,119	151	173	—	59,443
Total Non-Real Estate	392,563	1,427	9,844	—	403,834	264,345	11,124	7,959	—	283,428
Total Loans Before Unearned Income	$1,451,811	$24,083	$53,072	$—	1,528,966	$1,154,686	$26,413	$46,792	$523	1,228,414
Unearned income					(3,476)					(3,146)
Total Loans Net of Unearned Income					$1,525,490					$1,225,268

Purchased Impaired Loans

As part of the acquisition of Union Bancshares, Inc. on November 7, 2019 and Premier Bancshares, Inc. on June 16, 2017, First Guaranty purchased credit impaired loans for which there was, at acquisition, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows at December 31, 2019 and 2018.

(in thousands)	As of December 31, 2019	As of December 31, 2018
Real Estate:
Construction & land development	$526	$—
Farmland	—	1
1- 4 family	6,402	48
Multifamily	—	—
Non-farm non-residential	2,294	2,301
Total Real Estate	9,222	2,350
Non-Real Estate:
Agricultural	—	—
Commercial and industrial	1,198	909
Consumer and other	—	—
Total Non-Real Estate	1,198	909
Total	$10,420	$3,259

For those purchased loans disclosed above, there was no allowance for loan losses at December 31, 2019 or December 31, 2018.

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

The accretable yield, or income expected to be collected, on the purchased loans above is as follows for the years ended December 31, 2019 and 2018.

(in thousands)	Year Ended December 31, 2019	Year Ended December 31, 2018
Balance, beginning of period	$613	$1,031
Acquisition accretable yield	3,367	—
Accretion	(831)	(418)
Net transfers from nonaccretable difference to accretable yield	498	—
Balance, end of period	$3,647	$613

The contractually required payments of purchased impaired loans related to the Union acquisition totaled $13.7 million, while the cash flow expected to be collected at acquisition total $10.6 million, and the fair value of the acquired loans totaled $7.3 million.

Note 7. Allowance for Loan Losses

A summary of changes in the allowance for loan losses, by loan type, for the years ended December 31, 2019, 2018 and 2017 are as follows:

	As of December 31,
	2019					2018
(in thousands)	Beginning Allowance (12/31/18)	Charge-offs	Recoveries	Provision	Ending Allowance (12/31/19)	Beginning Allowance (12/31/17)	Charge-offs	Recoveries	Provision	Ending Allowance (12/31/18)
Real Estate:
Construction & land development	$581	$—	$—	$(158)	$423	$628	$—	$3	$(50)	$581
Farmland	41	—	—	9	50	5	—	—	36	41
1- 4 family	911	(552)	39	629	1,027	1,078	(99)	90	(158)	911
Multifamily	1,318	—	—	(280)	1,038	994	—	20	304	1,318
Non-farm non-residential	4,771	(2,603)	5	3,104	5,277	2,811	(404)	89	2,275	4,771
Total Real Estate	7,622	(3,155)	44	3,304	7,815	5,516	(503)	202	2,407	7,622
Non-Real Estate:
Agricultural	339	(40)	—	(204)	95	187	(300)	26	426	339
Commercial and industrial	1,909	(879)	267	612	1,909	2,377	(179)	1,642	(1,931)	1,909
Consumer and other	891	(1,190)	246	1,163	1,110	1,125	(907)	216	457	891
Unallocated	15	—	—	(15)	—	20	—	—	(5)	15
Total Non-Real Estate	3,154	(2,109)	513	1,556	3,114	3,709	(1,386)	1,884	(1,053)	3,154
Total	$10,776	$(5,264)	$557	$4,860	$10,929	$9,225	$(1,889)	$2,086	$1,354	$10,776

	As of December 31,
	2017
(in thousands)	Beginning Allowance (12/31/16)	Charge-offs	Recoveries	Provision	Ending Allowance (12/31/17)
Real Estate:
Construction & land development	$1,232	$—	$43	$(647)	$628
Farmland	19	—	—	(14)	5
1- 4 family	1,204	(33)	92	(185)	1,078
Multifamily	591	—	40	363	994
Non-farm non-residential	3,451	(1,291)	85	566	2,811
Total Real Estate	6,497	(1,324)	260	83	5,516
Non-Real Estate:
Agricultural	74	(162)	138	137	187
Commercial and industrial	3,543	(3,629)	30	2,433	2,377
Consumer and other	972	(1,247)	223	1,177	1,125
Unallocated	28	—	—	(8)	20
Total Non-Real Estate	4,617	(5,038)	391	3,739	3,709
Total	$11,114	$(6,362)	$651	$3,822	$9,225

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio. The result is an allocation of the loan loss reserve from one category to another.

A summary of the allowance and loans, including loans acquired with deteriorated credit quality, individually and collectively evaluated for impairment are as follows:

	As of December 31, 2019
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Individually Evaluated for Purchased Credit-Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Individually Evaluated for Purchased Credit-Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$—	$—	$423	$423	$—	$526	$171,721	$172,247
Farmland	—	—	50	50	543	—	22,198	22,741
1- 4 family	34	—	993	1,027	1,058	6,402	282,175	289,635
Multifamily	—	—	1,038	1,038	—	—	23,973	23,973
Non-farm non-residential	1,879	—	3,398	5,277	12,120	2,294	602,122	616,536
Total Real Estate	1,913	—	5,902	7,815	13,721	9,222	1,102,189	1,125,132
Non-Real Estate:
Agricultural	—	—	95	95	4,030	—	22,680	26,710
Commercial and industrial	111	—	1,798	1,909	2,981	1,198	264,077	268,256
Consumer and other	—	—	1,110	1,110	—	—	108,868	108,868
Unallocated	—	—	—	—	—	—	—	—
Total Non-Real Estate	111	—	3,003	3,114	7,011	1,198	395,625	403,834
Total	$2,024	$—	$8,905	$10,929	$20,732	$10,420	$1,497,814	$1,528,966
Unearned Income								(3,476)
Total Loans Net of Unearned Income								$1,525,490

	As of December 31, 2018
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Individually Evaluated for Purchased Credit-Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Individually Evaluated for Purchased Credit-Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$38	$—	$543	$581	$304	$—	$124,340	$124,644
Farmland	—	—	41	41	552	1	17,848	18,401
1- 4 family	—	—	911	911	631	48	172,081	172,760
Multifamily	—	—	1,318	1,318	—	—	42,918	42,918
Non-farm non-residential	1,152	—	3,619	4,771	4,881	2,301	579,081	586,263
Total Real Estate	1,190	—	6,432	7,622	6,368	2,350	936,268	944,986
Non-Real Estate:
Agricultural	—	—	339	339	2,983	—	20,125	23,108
Commercial and industrial	110	—	1,799	1,909	1,088	909	198,880	200,877
Consumer and other	—	—	891	891	—	—	59,443	59,443
Unallocated	—	—	15	15	—	—	—	—
Total Non-Real Estate	110	—	3,044	3,154	4,071	909	278,448	283,428
Total	$1,300	$—	$9,476	$10,776	$10,439	$3,259	$1,214,716	$1,228,414
Unearned Income								(3,146)
Total Loans Net of Unearned Income								$1,225,268

As of December 31, 2019, 2018 and 2017, First Guaranty had loans totaling $14.4 million, $8.7 million and $12.6 million, respectively, not accruing interest. As of December 31, 2019, 2018 and 2017, First Guaranty had loans past due 90 days or more and still accruing interest totaling $2.6 million, $0.1 million and $0.8 million, respectively. The average outstanding balance of nonaccrual loans in 2019 was $12.0 million compared to $8.9 million in 2018 and $17.3 million in 2017.

As of December 31, 2019, First Guaranty has no outstanding commitments to advance additional funds in connection with impaired loans.

The following is a summary of impaired loans, excluding loans acquired with deteriorated credit quality, by class at December 31, 2019:

	As of December 31, 2019
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$—	$—	$—	$—	$—	$—
Farmland	543	552	—	550	—	—
1- 4 family	541	541	—	544	27	22
Multifamily	—	—	—	—	—	—
Non-farm non-residential	8,307	8,307	—	9,940	673	688
Total Real Estate	9,391	9,400	—	11,034	700	710
Non-Real Estate:
Agricultural	4,030	4,186	—	4,031	12	—
Commercial and industrial	1,962	1,962	—	1,788	81	67
Consumer and other			—
Total Non-Real Estate	5,992	6,148	—	5,819	93	67
Total Impaired Loans with no related allowance	15,383	15,548	—	16,853	793	777

Impaired Loans with an allowance recorded:
Real estate:
Construction & land development	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
1- 4 family	517	517	34	522	—	—
Multifamily	—	—	—	—	—	—
Non-farm non-residential	3,813	4,162	1,879	4,134	194	212
Total Real Estate	4,330	4,679	1,913	4,656	194	212
Non-Real Estate:
Agricultural	—	—	—	—	—	—
Commercial and industrial	1,019	1,019	111	1,039	81	77
Consumer and other	—	—	—	—	—	—
Total Non-Real Estate	1,019	1,019	111	1,039	81	77
Total Impaired Loans with an allowance recorded	5,349	5,698	2,024	5,695	275	289

Total Impaired Loans	$20,732	$21,246	$2,024	$22,548	$1,068	$1,066

The following is a summary of impaired loans, excluding loans acquired with deteriorated credit quality, by class at December 31, 2018:

	As of December 31, 2018
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
1- 4 family	631	631	—	626	13	—
Multifamily	—	—	—	—	—	—
Non-farm non-residential	523	523	—	536	33	34
Total Real Estate	1,154	1,154	—	1,162	46	34
Non-Real Estate:
Agricultural	3,535	3,613	—	3,583	173	272
Commercial and industrial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total Non-Real Estate	3,535	3,613	—	3,583	173	272
Total Impaired Loans with no related allowance	4,689	4,767	—	4,745	219	306

Impaired Loans with an allowance recorded:
Real estate:
Construction & land development	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
1- 4 family	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Non-farm non-residential	3,070	3,070	1,150	3,104	139	139
Total Real Estate	3,070	3,070	1,150	3,104	139	139
Non-Real Estate:
Agricultural	—	—	—	—	—	—
Commercial and industrial	1,088	1,088	110	1,115	55	64
Consumer and other	—	—	—	—	—	—
Total Non-Real Estate	1,088	1,088	110	1,115	55	64
Total Impaired Loans with an allowance recorded	4,158	4,158	1,260	4,219	194	203

Total Impaired Loans	$8,847	$8,925	$1,260	$8,964	$413	$509

Troubled Debt Restructurings

A Troubled Debt Restructuring ("TDR") is considered such if the lender for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. The modifications to First Guaranty's TDRs were concessions on either the interest rate charged or the amortization. The effect of the modifications to First Guaranty was a reduction in interest income. These loans have an allocated reserve in First Guaranty's allowance for loan losses. First Guaranty has not restructured any loans that are considered TDRs in the years ended December 31, 2019 and 2018. At December 31, 2019, First Guaranty had no outstanding TDRs.

The following table is an age analysis of TDRs as of December 31, 2019 and December 31, 2018:

	December 31, 2019				December 31, 2018
	Accruing Loans				Accruing Loans
(in thousands)	Current	30-89 Days Past Due	Nonaccrual	Total TDRs	Current	30-89 Days Past Due	Nonaccrual	Total TDRs
Real Estate:
Construction & land development	$—	$—	$—	$—	$—	$—	$304	$304
Farmland	—	—	—	—	—	—	—	—
1- 4 family	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Non-farm non-residential	—	—	—	—	1,288	—	—	1,288
Total Real Estate	—	—	—	—	1,288	—	304	1,592
Non-Real Estate:
Agricultural	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
Total Non-Real Estate	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$1,288	$—	$304	$1,592

The following table discloses TDR activity for the twelve months ended December 31, 2019.

	Trouble Debt Restructured Loans Activity Twelve Months Ended December 31, 2019
(in thousands)	Beginning balance (December 31, 2018)	New TDRs	Charge-offs post-modification	Transferred to ORE	Paydowns	Construction to permanent financing	Restructured to market terms	Other adjustments	Ending balance (December 31, 2019)
Real Estate:
Construction & land development	$304	$—	$—	$—	$—	$—	$(304)	$—	$—
Farmland	—	—	—	—	—	—	—	—	—
1- 4 family	—	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—	—
Non-farm non-residential	1,288	—	—	—	—	—	(1,288)	—	—
Total Real Estate	1,592	—	—	—	—	—	(1,592)	—	—
Non-Real Estate:
Agricultural	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—	—
Total Non-Real Estate	—	—	—	—	—	—	—	—	—
Total Impaired Loans with no related allowance	$1,592	$—	$—	$—	$—	$—	$(1,592)	$—	$—

There were no commitments to lend additional funds to debtors whose terms have been modified in a troubled debt restructuring at December 31, 2019.

Note 8. Premises and Equipment

The components of premises and equipment at December 31, 2019 and 2018 are as follows:

(in thousands)	December 31, 2019	December 31, 2018
Land	$15,180	$12,875
Bank premises	40,536	33,457
Furniture and equipment	27,255	25,453
Construction in progress	9,534	2,046
Acquired value	92,505	73,831
Less: accumulated depreciation	36,041	34,136
Net book value	$56,464	$39,695

Depreciation expense amounted to $2.3 million, $2.1 million and $1.8 million for 2019, 2018 and 2017, respectively. Interest cost capitalized as a construction cost was $91,000, $54,000 and $0 for 2019, 2018 and 2017.

Note 9. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to impairment testing. Other intangible assets continue to be amortized over their useful lives. Goodwill represents the purchase price over the fair value of net assets acquired from the Homestead Bancorp in 2007, Premier Bancshares, Inc. in 2017 and Union Bancshares, Incorporated in 2019. No impairment charges have been recognized since acquisition. Goodwill totaled $12.9 million and $3.5 million at December 31, 2019 and 2018, respectively.

The following table summarizes intangible assets subject to amortization.

	December 31, 2019			December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$16,266	$9,739	$6,527	$12,053	$9,349	$2,704
Loan servicing assets	1,558	918	640	1,441	617	824
Total	$17,824	$10,657	$7,167	$13,494	$9,966	$3,528

The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions. The weighted-average amortization period remaining for the core deposit intangibles is 10.8 years.

Amortization expense relating to purchase accounting intangibles totaled $0.4 million, $0.5 million, and $0.4 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Amortization expense of the core deposit intangible assets for the next five years is as follows:

For the Years Ended	Estimated Amortization Expense (in thousands)
December 31, 2020	$712
December 31, 2021	$644
December 31, 2022	$576
December 31, 2023	$576
December 31, 2024	$576

Note 10. Other Real Estate

Other real estate owned consists of the following at the dates indicated:

(in thousands)	December 31, 2019	December 31, 2018
Real Estate Owned Acquired by Foreclosure:
Residential	$559	$120
Construction & land development	669	241
Non-farm non-residential	3,651	777
Total Other Real Estate Owned and Foreclosed Property	$4,879	$1,138

Note 11. Deposits

A schedule of maturities of all time deposits are as follows:

(in thousands)	December 31, 2019
2020	$344,758
2021	90,279
2022	77,623
2023	101,672
2024 and thereafter	141,695
Total	$756,027

The table above includes $3.4 million in brokered deposits for December 31, 2019. The aggregate amount of jumbo time deposits, each with a minimum denomination of $250,000 totaled $290.3 million and $301.8 million at December 31, 2019 and 2018, respectively.

Note 12. Borrowings

Short-term borrowings are summarized as follows:

(in thousands)	December 31, 2019	December 31, 2018
Federal Home Loan Bank advances	$13,079	$—
Repurchase agreements	6,840
Line of credit	—	—
Total short-term borrowings	$19,919	$—

First Guaranty maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. First Guaranty had $19.9 million in short-term borrowings outstanding at December 31, 2019 compared to none outstanding at December 31, 2018. First Guaranty has an available line of credit of $6.5 million, with no outstanding balance at December 31, 2019.

Available lines of credit totaled $278.8 million at December 31, 2019 and $216.4 million at December 31, 2018.

The following schedule provides certain information about First Guaranty's short-term borrowings for the periods indicated:

	December 31,
(in thousands except for %)	2019	2018	2017
Outstanding at year end	$19,919	$—	$15,500
Maximum month-end outstanding	$19,919	$37,000	$28,000
Average daily outstanding	$3,320	$7,119	$5,833
Weighted average rate during the year	2.00%	2.21%	1.06%
Weighted average rate at year end	2.00%	—%	1.51%

Long-term debt is summarized as follows:

Long-term Federal Home Loan Bank advance, fixed at 2.12%, totaled $3.5 million at December 31, 2019 and $0 at December 31, 2018. This advance was acquired in the Union acquisition and has a contractual maturity date of September 1, 2037.

Senior long-term debt with a commercial bank, priced at floating 3-month LIBOR plus 250 basis points (4.61%), totaled $16.9 million at December 31, 2019 and $19.8 million at December 31, 2018. First Guaranty pays $735,294 principal plus interest quarterly. This loan was originated in December 2015 and has a contractual maturity date of December 22, 2020. This long-term debt is secured by a pledge of 85% (4,823,899 shares) of First Guaranty's interest in First Guaranty Bank (a wholly owned subsidiary).

Senior long-term debt with a commercial bank, priced at floating Wall Street Journal Prime less 70 basis points (4.05%), totaled $31.7 million at December 31, 2019 and $0 at December 31, 2018. First Guaranty pays $812,500 principal plus interest quarterly. This loan was originated in November 2019 and has a contractual maturity date of November 7, 2024. This long-term debt is secured by a pledge of 85% (4,823,899 shares) of First Guaranty's interest in First Guaranty Bank (a wholly owned subsidiary).

Junior subordinated debt, priced at Wall Street Journal Prime plus 75 basis points (4.00%), totaled $14.7 million at December 31, 2019 and December 31, 2018.  First Guaranty pays interest semi-annually for the Fixed Interest Rate Period and quarterly for the Floating Interest Rate Period. The Note is unsecured and ranks junior in right of payment to any senior indebtedness and obligations to general and secured creditors. The Note was originated in December 2015 and is scheduled to mature on December 21, 2025. Subject to limited exceptions, First Guaranty cannot repay the Note until after December 21, 2020. The Note qualifies for treatment as Tier 2 capital for regulatory capital purposes.

First Guaranty maintains a revolving line of credit for $6.5 million with an availability of $6.5 million at December 31, 2019. This line of credit is secured by a pledge of 13.2% (735,745 shares) of First Guaranty's interest in First Guaranty Bank (a wholly owned subsidiary) and is priced at 5.00%.

At December 31, 2019, letters of credit issued by the FHLB totaling $355.2 million were outstanding and carried as off-balance sheet items, all of which expire by 2024. At December 31, 2018, letters of credit issued by the FHLB totaling $344.3 million were outstanding and carried as off-balance sheet items, all of which expired in 2019. The letters of credit are solely used for pledging towards public fund deposits. The FHLB has a blanket lien on substantially all of the loans in First Guaranty's portfolio which is used to secure borrowing availability from the FHLB. First Guaranty has obtained a subordination agreement from the FHLB on First Guaranty's farmland, agricultural, and commercial and industrial loans. These loans are available to be pledged for additional reserve liquidity.

As of December 31, 2019 obligations on senior long-term debt and junior subordinated debentures totaled $63.3 million. The scheduled maturities are as follows:

(in thousands)	Senior Long-term Debt	Junior Subordinated Debentures
2020	$19,349	$—
2021	3,250	—
2022	3,250	—
2023	3,250	—
2024	19,500	—
2024 and thereafter	—	15,000
Subtotal	$48,599	$15,000
Debt issuance costs	(41)	(263)
Total	$48,558	$14,737

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2019 and 2018, that the Bank met all capital adequacy requirements.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. For 2019, the capital conservation buffer was 2.500% of risk-weighted assets. First Guaranty Bank's capital conservation buffer was 4.58% at December 31, 2019.

As of December 31, 2019, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that Management believes have changed the Bank's category. First Guaranty Bank's actual capital amounts and ratios as of December 31, 2019 and 2018 are presented in the following table.

	Actual		Minimum Capital Requirements		Minimum to be Well Capitalized Under Action Provisions
(in thousands except for %)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total Risk-based Capital:	$213,962	12.61%	$135,697	8.00%	$169,621	10.00%
Tier 1 Capital:	$203,034	11.96%	$101,773	6.00%	$135,697	8.00%
Tier 1 Leverage Capital:	$203,033	10.44%	$77,771	4.00%	$97,214	5.00%
Common Equity Tier One Capital:	$203,034	11.96%	$76,329	4.50%	$110,254	6.50%

December 31, 2018
Total Risk-based Capital:	$181,618	12.97%	$112,055	8.00%	$140,069	10.00%
Tier 1 Capital:	$170,842	12.20%	$84,041	6.00%	$112,055	8.00%
Tier 1 Leverage Capital:	$170,842	9.79%	$69,822	4.00%	$87,277	5.00%
Common Equity Tier One Capital:	$170,842	12.20%	$63,031	4.50%	$91,045	6.50%

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

The Bank is restricted under applicable laws in the payment of dividends to an amount equal to current year earnings plus undistributed earnings for the immediately preceding year, unless prior permission is received from the Commissioner of Financial Institutions for the State of Louisiana. Dividends payable by the Bank in 2020 without permission will be limited to 2020 earnings plus the undistributed earnings of $2.1 million from 2019.

Accordingly, at January 1, 2020, $222.6 million of First Guaranty's equity in the net assets of the Bank was restricted. In addition, dividends paid by the Bank to First Guaranty would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

Note 15. Related Party Transactions

In the normal course of business, First Guaranty and its subsidiary, First Guaranty Bank, have loans, deposits and other transactions with its executive officers, directors, affiliates and certain business organizations and individuals with which such persons are associated. These transactions are completed with terms no less favorable than current market rates. An analysis of the activity of loans made to such borrowers during the year ended December 31, 2019 and 2018 follows:

	December 31,
(in thousands)	2019	2018
Balance, beginning of year	$63,907	$82,918
Net (Decrease) Increase	(2,087)	(19,011)
Balance, end of year	$61,820	$63,907

Unfunded commitments to First Guaranty and Bank directors and executive officers totaled $21.6 million and $8.6 million at December 31, 2019 and 2018, respectively. At December 31, 2019 First Guaranty and the Bank had deposits from directors and executives totaling $41.5 million. There were no participations in loans purchased from affiliated financial institutions included in First Guaranty's loan portfolio in 2019 or 2018.

During the years ended 2019, 2018 and 2017, First Guaranty paid approximately $0.5 million, $0.3 million and $0.4 million, respectively, for printing services and supplies and office furniture and equipment to Champion Industries, Inc., of which Mr. Marshall T. Reynolds, the Chairman of First Guaranty's Board of Directors, is President, Chief Executive Officer, Chairman of the Board of Directors and a major shareholder of Champion.

On December 21, 2015, First Guaranty issued a $15.0 million subordinated note (the "Note") to Edgar Ray Smith III, a director of First Guaranty. The Note is for a ten-year term (non-callable for first five years) and will bear interest at a fixed annual rate of 4.0% for the first five years of the term and then adjust to a floating rate based on the Prime Rate as reported by the Wall Street Journal plus 75 basis points for the period of time after the fifth year until redemption or maturity. First Guaranty paid interest of $0.6 million in 2019 and 2018 for this note.

During the years ended 2019, 2018 and 2017, First Guaranty paid approximately $0.1 million, $0.2 million and $6,000, respectively, for the purchase and maintenance of First Guaranty's automobiles to subsidiaries of Hood Automotive Group, of which William K. Hood, a director of First Guaranty, is President.

During the years ended 2019, 2018 and 2017, First Guaranty paid approximately $69,000, $0.7 million and $0.2 million, respectively, for architectural services in relation to bank branches to Gasaway Gasaway Bankston Architects, of which bank subsidiary board member Andrew B. Gasaway is part owner.

During the years ended 2019 and 2018, First Guaranty paid approximately $0.3 million and $0.2 million to Centurion Insurance, an insurance brokerage agency, to bind coverage at market terms for property casualty insurance and health insurance. First Guaranty owns a 40% interest in Centurion and accounts for this investment under the equity method.

Note 16. Employee Benefit Plans

First Guaranty has an employee savings plan to which employees, who meet certain service requirements, may defer 1% to 20% of their base salaries, 6% of which may be matched up to 100%, at its sole discretion. Contributions to the savings plan were $149,000, $292,000 and $240,000 in 2019, 2018 and 2017, respectively. First Guaranty has an Employee Stock Ownership Plan ("ESOP") which was frozen in 2010. No contributions were made to the ESOP for the years 2019, 2018 or 2017. As of December 31, 2019, the ESOP held 5,644 shares. First Guaranty is in the process of terminating the plan.

Note 17. Other Expenses

The following is a summary of the significant components of other noninterest expense:

	December 31,
(in thousands)	2019	2018	2017
Other noninterest expense:
Legal and professional fees	$2,648	$2,362	$3,049
Data processing	1,972	1,692	1,608
ATM Fees	1,217	1,214	1,161
Marketing and public relations	1,456	1,329	1,205
Taxes - sales, capital and franchise	1,094	1,066	970
Operating supplies	674	562	496
Software expense and amortization	1,308	1,119	923
Travel and lodging	908	978	910
Telephone	193	208	167
Amortization of core deposits	390	545	432
Donations	603	380	322
Net costs from other real estate and repossessions	422	186	306
Regulatory assessment	683	941	726
Other	2,536	2,204	1,628
Total other noninterest expense	$16,104	$14,786	$13,903

First Guaranty does not capitalize advertising costs. They are expensed as incurred and are included in other noninterest expense on the Consolidated Statements of Income. Advertising expense was $0.8 million, $0.9 million and $0.7 million for 2019, 2018 and 2017, respectively.

Note 18. Income Taxes
The Tax Cuts and Jobs Act ("TCJA") signed into law on December 22, 2017, makes broad and complex changes to the U.S. tax code that affected income tax expense in 2017. The TCJA reduced the U.S. federal corporate income tax rate from 35% to 21% beginning January 1, 2018 and also established new tax laws that affect 2018.

The following is a summary of the provision for income taxes included in the Consolidated Statements of Income:

	December 31,
(in thousands)	2019	2018	2017
Current	$3,770	$3,929	$4,638
Deferred	(114)	(467)	2,761
Total	$3,656	$3,462	$7,399

The difference between income taxes computed by applying the statutory federal income tax rate and the provision for income taxes in the financial statements is reconciled as follows:

	December 31,
(in thousands except for %)	2019	2018	2017
Statutory tax rate	21.0%	21.0%	35.0%
Federal income taxes at statutory rate	$3,758	$3,712	$6,703
Tax exempt municipal income	(140)	(166)	(254)
Other (1)	38	(84)	950
Total	$3,656	$3,462	$7,399
(1) Included in other for the year ended December 31, 2017 is $0.9 million related to the estimated net impact from the remeasurement of deferred tax assets and liabilities as a result of the passage of the Tax Cuts and Jobs Act in December 2017.

Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities, and available tax credit carry forwards. Temporary differences between the financial statement and tax values of assets and liabilities give rise to deferred taxes. The significant components of deferred taxes classified in First Guaranty's Consolidated Balance Sheets at December 31, 2019 and 2018 are as follows:

	December 31,
(in thousands)	2019	2018
Deferred tax assets:
Allowance for loan losses	$1,720	$2,159
Other real estate owned	257	28
Unrealized losses on available for sale securities	—	1,897
Net operating loss	1,282	1,374
Other	508	456
Gross deferred tax assets	3,767	5,914

Deferred tax liabilities:
Depreciation and amortization	(2,010)	(1,537)
Core deposit intangibles	(1,359)	(552)
Unrealized gains on available for sale securities	(578)	—
Discount on purchased loans	(267)	—
Other	(670)	(589)
Gross deferred tax liabilities	(4,884)	(2,678)

Net deferred tax (liabilities) assets	$(1,117)	$3,236

At December 31, 2019, First Guaranty had recorded a net deferred tax liability position. First Guaranty determined that the net deferred tax asset at December 31, 2018 was more likely than not to be realized based on an assessment of all available positive and negative evidence, and therefore no valuation allowance was recorded.

Net operating loss carryforwards for income tax purposes were $6.1 million as of December 31, 2019 and $6.5 million in 2018. The carryforwards were acquired in 2017 in the Premier acquisition and expire from 2027 to 2034, and will be utilized subject to annual Internal Revenue Code Section 382 limitations.

ASC 740-10, Income Taxes, clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the consolidated financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. First Guaranty does not believe it has any unrecognized tax benefits included in its consolidated financial statements. First Guaranty has not had any settlements in the current period with taxing authorities, nor has it recognized tax benefits as a result of a lapse of the applicable statute of limitations. First Guaranty recognizes interest and penalties accrued related to unrecognized tax benefits, if applicable, in noninterest expense. During the years ended December 31, 2019, 2018 and 2017, First Guaranty did not recognize any interest or penalties in its consolidated financial statements, nor has it recorded an accrued liability for interest or penalty payments.

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

Set forth below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at December 31, 2019 and December 31, 2018.

Contract Amount	December 31, 2019	December 31, 2018
(in thousands)
Commitments to Extend Credit	$117,826	$108,348
Unfunded Commitments under lines of credit	$148,127	$122,212
Commercial and Standby letters of credit	$11,258	$6,912

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

There were no losses incurred on off-balance sheet commitments in 2019, 2018 or 2017.

First Guaranty currently has one new facility under construction with total construction commitment of $10.1 million of which $6.8 million has been incurred as of December 31, 2019.

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified Level 3 as of December 31, 2019 includes corporate debt and municipal securities.

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

Other real estate owned. Properties are recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values of other real estate owned ("OREO") at December 31, 2019 and 2018 are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement or amounts commonly used in real estate transactions. Inputs include appraisal values or recent sales activity for similar assets in the property's market; thus OREO measured at fair value would be classified within either Level 2 or Level 3 of the hierarchy.

Certain non-financial assets and non-financial liabilities are measured at fair value on a non-recurring basis including assets and liabilities related to reporting units measured at fair value in the testing of goodwill impairment, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2019 and 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	December 31, 2019	December 31, 2018
Available for Sale Securities Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$497	$483
Level 2: Significant Other Observable Inputs	330,539	291,733
Level 3: Significant Unobservable Inputs	9,398	4,761
Securities available for sale measured at fair value	$340,434	$296,977

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

The change in Level 1 securities available for sale from December 31, 2018 was due principally to changes in market values on Level 1 securities. The change in Level 2 securities available for sale from December 31, 2018 was due principally to a reduction in agency, municipal and corporate bonds related to sales and maturities. There were no transfers between Level 1 and 2 securities available for sale from December 31, 2018 to December 31, 2019.

The following table reconciles assets measured at fair value on a recurring basis using unobservable inputs ( Level 3):

	Level 3 Changes
(in thousands)	December 31, 2019	December 31, 2018
Balance, beginning of year	$4,761	$6,533
Total gains or losses (realized/unrealized):
Included in earnings	—	(15)
Included in other comprehensive income	146	(79)
Purchases, sales, issuances and settlements, net	4,491	(1,886)
Transfers in and/or out of Level 3	—	208
Balance as of end of year	$9,398	$4,761

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of December 31, 2019.

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of December 31, 2019, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At December 31, 2019	At December 31, 2018
Fair Value Measurements Using: Impaired Loans
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	—	—
Level 3: Significant Unobservable Inputs	4,046	3,620
Impaired loans measured at fair value	$4,046	$3,620

Fair Value Measurements Using: Other Real Estate Owned
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	4,158	1,012
Level 3: Significant Unobservable Inputs	721	126
Other real estate owned measured at fair value	$4,879	$1,138

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

Other Unrecognized Financial Instruments.

The fair value of commitments to extend credit is estimated using the fees charged to enter into similar legally binding agreements, taking into account the remaining terms of the agreements and customers' credit ratings. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. Noninterest-bearing deposits are held at cost. The fair values of letters of credit are based on fees charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2019 and 2018 the fair value of guarantees under commercial and standby letters of credit was not material.

The estimated fair values and carrying values of the financial instruments at December 31, 2019 and 2018 are presented in the following table:

	December 31,
	2019		2018
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Cash and cash equivalents	$67,425	$67,425	$127,965	$127,965
Securities, available for sale	$340,434	$340,434	$296,977	$296,977
Securities, held to maturity	$86,579	$86,817	$108,326	$104,840
Federal Home Loan Bank stock	$3,308	$3,308	$2,393	$2,393
Loans held for sale	$—	$—	$344	$379
Loans, net	$1,514,561	$1,515,277	$1,214,492	$1,193,886
Accrued interest receivable	$8,412	$8,412	$6,716	$6,716

Liabilities
Deposits	$1,853,013	$1,863,179	$1,629,622	$1,625,827
Borrowings	$72,010	$71,969	$19,838	$19,853
Junior subordinated debentures	$14,737	$14,762	$14,700	$14,537
Accrued interest payable	$6,047	$6,047	$3,952	$3,952

There is no material difference between the contract amount and the estimated fair value of off-balance sheet items that are primarily comprised of short-term unfunded loan commitments that are generally at market prices.

Note 22. Concentrations of Credit and Other Risks

First Guaranty monitors loan portfolio concentrations by region, collateral type, loan type, and industry on a monthly basis and has established maximum thresholds as a percentage of its capital to ensure that the desired mix and diversification of its loan portfolio is achieved. First Guaranty is compliant with the established thresholds as of December 31, 2019. Personal, commercial and residential loans are granted to customers, most of who reside in northern and southern areas of Louisiana. Although First Guaranty has a diversified loan portfolio, significant portions of the loans are collateralized by real estate located in Tangipahoa Parish and surrounding parishes in Southeast Louisiana. Declines in the Louisiana economy could result in lower real estate values which could, under certain circumstances, result in losses to First Guaranty.

The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers.

Approximately 33.0% of First Guaranty's deposits are derived from local governmental agencies at December 31, 2019. These governmental depositing authorities are generally long-term customers. A number of the depositing authorities are under contractual obligation to maintain their operating funds exclusively with First Guaranty. In most cases, First Guaranty is required to pledge securities or letters of credit issued by the Federal Home Loan Bank to the depositing authorities to collateralize their deposits. Under certain circumstances, the withdrawal of all of, or a significant portion of, the deposits of one or more of the depositing authorities may result in a temporary reduction in liquidity, depending primarily on the maturities and/or classifications of the securities pledged against such deposits and the ability to replace such deposits with either new deposits or other borrowings. Public fund deposits totaled $610.7 million at December 31, 2019.

Note 23. Litigation

First Guaranty is subject to various legal proceedings in the normal course of its business. First Guaranty assesses its liabilities and contingencies in connection with outstanding legal proceedings. Where it is probable that First Guaranty will incur a loss and the amount of the loss can be reasonably estimated, First Guaranty records a liability in its consolidated financial statements.  First Guaranty does not record a loss if the loss is not probable or the amount of the loss is not estimable.  First Guaranty is a defendant in a lawsuit alleging overpayment of interest on a loan with a possible loss range of $0.0 million to $0.5 million. Judgment has been rendered against First Guaranty for the full amount, but First Guaranty is exercising its appeal rights.  First Guaranty had an accrued liability of $0.1 million at December 31, 2019 related to this lawsuit. First Guaranty is also a defendant in a lawsuit alleging fault for a loss of funds by a customer with a possible loss range of $0.0 million to $1.5 million. No accrued liability has been recorded related to this lawsuit.

Note 24. Condensed Parent Company Information

The following condensed financial information reflects the accounts and transactions of First Guaranty Bancshares, Inc. for the dates indicated:

First Guaranty Bancshares, Inc.
Condensed Balance Sheets

	December 31,
(in thousands)	2019	2018
Assets
Cash	$633	$8,069
Investment in bank subsidiary	224,677	169,880
Other assets	4,427	4,724
Total Assets	$229,737	$182,673

Liabilities and Shareholders' Equity
Senior long-term debt	48,558	19,838
Junior subordinated debentures	14,738	14,700
Other liabilities	406	851
Total Liabilities	63,702	35,389
Shareholders' Equity	166,035	147,284
Total Liabilities and Shareholders' Equity	$229,737	$182,673

First Guaranty Bancshares, Inc.
Condensed Statements of Income

	December 31,
(in thousands)	2019	2018	2017
Operating Income
Dividends received from bank subsidiary	$13,982	$11,788	$10,622
Net gains on sale of equity securities	196	—	54
Other income	424	289	171
Total operating income	14,602	12,077	10,847

Operating Expenses
Interest expense	1,795	1,675	1,518
Salaries & Benefits	208	133	495
Other expenses	953	916	1,147
Total operating expenses	2,956	2,724	3,160

Income before income tax benefit and increase in equity in undistributed earnings of subsidiary	11,646	9,353	7,687
Income tax benefit	494	540	834
Income before increase in equity in undistributed earnings of subsidiary	12,140	9,893	8,521
Increase in equity in undistributed earnings of subsidiary	2,101	4,320	3,230
Net Income	$14,241	$14,213	$11,751

First Guaranty Bancshares, Inc.
Condensed Statements of Cash Flows

	December 31,
(in thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$14,241	$14,213	$11,751
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in equity in undistributed earnings of subsidiary	(2,101)	(4,320)	(3,230)
Depreciation and amortization	80	43	43
Gain on sale of securities	(196)	—	(54)
Net change in other liabilities	(444)	136	187
Net change in other assets	(601)	1,360	(1,306)
Net cash provided by operating activities	10,979	11,432	7,391

Cash flows from investing activities:
Proceeds from maturities, calls and sales of AFS securities	—	—	134
Proceeds from sales of equity securities	1,196	—	—
Funds invested in bank subsidiary	—	—	(3,750)
Purchases of premises and equipment	(136)	—	—
Cash paid in acquisition	(43,383)	—	(10,108)
Net cash used in investing activities	(42,323)	—	(13,724)

Cash flows from financing activities:
Proceeds from long-term debt, net of costs	32,465	—	3,750
Repayment of long-term debt	(3,754)	(2,941)	(3,081)
Proceeds from junior subordinated debentures, net of costs	—	—	—
Common stock issued in private placement	1,000	—	—
Dividends paid	(5,803)	(5,636)	(5,210)
Net cash provided by (used in) financing activities	23,908	(8,577)	(4,541)

Net (decrease) increase in cash and cash equivalents	(7,436)	2,855	(10,874)
Cash and cash equivalents at the beginning of the period	8,069	5,214	16,088
Cash and cash equivalents at the end of the period	$633	$8,069	$5,214

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures for the year ended December 31, 2019.

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

For further information, see "Management's annual report on internal control over financial reporting" below. There was no change in First Guaranty's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, First Guaranty's internal control over financial reporting.

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

Management is responsible for establishing and maintaining the adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13 – 15(f). Management did not assess the effectiveness of internal controls of the acquired business from Union Bancshares, Incorporated (“Union”). First Guaranty acquired Union effective close of business on November 7th, 2019. The acquisition of Union represented approximately fifteen percent of consolidated assets of First Guaranty. Under the supervision and with the participation of Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This section relates to Management's evaluation of internal control over financial reporting including controls over the preparation of the schedules equivalent to the basic financial statements and compliance with laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls.

Based on our evaluation under the framework in Internal Control – Integrated Framework, Management concluded that internal control over financial reporting was effective as of December 31, 2019.

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

Part IV
Item 15 - Exhibits and Financial Statement Schedules

(a) 1	Consolidated Financial Statements

	Item	Page
	First Guaranty Bancshares, Inc. and Subsidiary
	Report of Independent Registered Public Accounting Firm	76
	Consolidated Balance Sheets - December 31, 2019 and 2018	77
	Consolidated Statements of Income – Years Ended December 31, 2019, 2018 and 2017	78
	Consolidated Statements of Comprehensive Income – Years Ended December 31, 2019, 2018 and 2017	79
	Consolidated Statements of Changes in Shareholders' Equity – Years Ended December 31, 2019, 2018 and 2017	80
	Consolidated Statements of Cash Flows - Years Ended December 31, 2019, 2018 and 2017	81
	Notes to Consolidated Financial Statements	82

2	Consolidated Financial Statement Schedules

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

Exhibit Number	Exhibit
2.1	Distribution Agreement by and between First Guaranty Bancshares, Inc. and Sandler O'Neil & Partners, L.P., dated November 20, 2017 (12)
3.1	Restated Articles of Incorporation of First Guaranty Bancshares, Inc.(1)
3.2	Articles of Amendment to the Restated Articles of Incorporation of First Guaranty Bancshares, Inc.(2)
3.3	Bylaws of First Guaranty Bancshares, Inc.(3)
3.4	Amendment to Bylaws of First Guaranty Bancshares, Inc.(4)
4.1	Form of Common Stock Certificate of First Guaranty Bancshares, Inc.(5)
4.2	Subordinated Note, dated as of December 21, 2015, by and between First Guaranty Bancshares, Inc. and Edgar Ray Smith, III. (6)
4.3	Description of Common Stock
10.1	Subordinated Note Purchase Agreement, dated as of December 21, 2015, by and between First Guaranty Bancshares, Inc. and Edgar Ray Smith, III. (7)
10.2	Loan Agreement, dated as of December 22, 2015, by and between First Guaranty Bancshares, Inc. and First Tennessee Bank National Association. (8)
10.3	Pledge and Security Agreement, dated as of December 22, 2015, by and between First Guaranty Bancshares, Inc. and First Tennessee Bank National Association. (9)
10.4	Term Note, dated as of December 22, 2015, by and between First Guaranty Bancshares, Inc. and First Tennessee Bank National Association. (10)
10.5	Loan Agreement, dated November 7, 2019, by and between First Guaranty Bancshares, Inc. and First Horizon Bank (13)
10.6	Pledge and Security Agreement, dated as of November 7, 2019, by and between First Guaranty Bancshares, Inc. and First Horizon Bank (14)
10.7	Term Note, dated as of November 7, 2019, by and between First Guaranty Bancshares, Inc. and First Horizon Bank (15)
14.3	First Guaranty Bancshares, Inc. and Subsidiary Code of Conduct and Ethics for Employees, Officers and Directors.
14.4	First Guaranty Bancshares, Inc. Code of Ethics for Senior Financial Officers.
21	Subsidiaries of the First Guaranty Bancshares, Inc.(11)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13(a)-15(e) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13(a)-15(e) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.PRE	XBRL Taxonomy Extension Label Linkbase.
101.LAB	XBRL Taxonomy Extension Presentation Linkbaset

(1)	Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K12G3 filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on August 2, 2007.

(2)	Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on September 23, 2011.

(3)	Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K12G3 filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on August 2, 2007.

(4)	Incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K12G3 filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on August 2, 2007.

(5)	Incorporated by reference to Exhibit 4 of the Current Report on Form 8-K12G3 filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on August 2, 2007.

(6)	Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on December 23, 2015.

(7)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on December 23, 2015.

(8)	Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on December 23, 2015.

(9)	Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on December 23, 2015.

(10)	Incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on December 23, 2015.

(11)	Incorporated by reference to Exhibit 21 of the Registration statement on Form S-1 filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on October 24, 2014.

(12)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on November 20, 2017.

(13)	Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on November 12, 2019.

(14)	Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on November 12, 2019.

(15)	Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on November 12, 2019.

Item 16 - Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, First Guaranty has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST GUARANTY BANCSHARES, INC.

Dated: March 16, 2020

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of First Guaranty and in the capacities and on the dates indicated.

/s/ Alton B. Lewis	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2020
Alton B. Lewis

/s/ Eric J. Dosch	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 16, 2020
Eric J. Dosch

/s/ Marshall T. Reynolds	Chairman of the Board	March 16, 2020
Marshall T. Reynolds

/s/ William K. Hood	Director	March 16, 2020
William K. Hood

/s/ Jack Rossi	Director	March 16, 2020
Jack Rossi

/s/ Edgar R. Smith, III	Director	March 16, 2020
Edgar R. Smith, III