Form 10-Q
period 2020-03-31
First Guaranty Bancshares, Inc.
filed 2020-05-11
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to __________

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
Yes ☐ No ☒

As of May 8, 2020 the registrant had 9,741,253 shares of $1 par value common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements
FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents:
Cash and due from banks	$168,962	$66,511
Federal funds sold	493	914
Cash and cash equivalents	169,455	67,425

Investment securities:
Available for sale, at fair value	433,926	339,937
Held to maturity, at cost (estimated fair value of $0 and $86,817 respectively)	—	86,579
Investment securities	433,926	426,516

Federal Home Loan Bank stock, at cost	3,324	3,308
Loans held for sale	476	—

Loans, net of unearned income	1,544,132	1,525,490
Less: allowance for loan losses	11,961	10,929
Net loans	1,532,171	1,514,561

Premises and equipment, net	58,081	56,464
Goodwill	13,217	12,942
Intangible assets, net	6,958	7,166
Other real estate, net	4,385	4,879
Accrued interest receivable	10,076	8,412
Other assets	19,082	15,543
Total Assets	$2,251,151	$2,117,216

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$321,158	$325,888
Interest-bearing demand	714,705	635,942
Savings	145,390	135,156
Time	767,352	756,027
Total deposits	1,948,605	1,853,013

Short-term advances from Federal Home Loan Bank	50,000	13,079
Repurchase agreements	6,603	6,840
Accrued interest payable	5,940	6,047
Long-term advances from Federal Home Loan Bank	3,489	3,533
Senior long-term debt	47,014	48,558
Junior subordinated debentures	14,747	14,737
Other liabilities	5,726	5,374
Total Liabilities	2,082,124	1,951,181

Shareholders' Equity
Common stock:
$1 par value - authorized 100,600,000 shares; issued 9,741,253 shares	9,741	9,741
Surplus	110,836	110,836
Retained earnings	45,549	43,283
Accumulated other comprehensive income	2,901	2,175
Total Shareholders' Equity	169,027	166,035
Total Liabilities and Shareholders' Equity	$2,251,151	$2,117,216
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2020	2019
Interest Income:
Loans (including fees)	$22,460	$18,482
Deposits with other banks	235	636
Securities (including FHLB stock)	2,743	2,857
Federal funds sold	—	—
Total Interest Income	25,438	21,975

Interest Expense:
Demand deposits	2,110	2,811
Savings deposits	116	138
Time deposits	4,560	4,007
Borrowings	728	426
Total Interest Expense	7,514	7,382

Net Interest Income	17,924	14,593
Less: Provision for loan losses	1,245	787
Net Interest Income after Provision for Loan Losses	16,679	13,806

Noninterest Income:
Service charges, commissions and fees	729	608
ATM and debit card fees	609	528
Net gains (losses) on securities	500	(402)
Net gains on sale of loans	16	11
Other	571	556
Total Noninterest Income	2,425	1,301

Noninterest Expense:
Salaries and employee benefits	7,399	5,962
Occupancy and equipment expense	1,829	1,485
Other	5,067	3,721
Total Noninterest Expense	14,295	11,168

Income Before Income Taxes	4,809	3,939
Less: Provision for income taxes	984	807
Net Income	$3,825	$3,132

Per Common Share: (1)
Earnings	$0.39	$0.32
Cash dividends paid	$0.16	$0.15

Weighted Average Common Shares Outstanding	9,741,253	9,687,123
See Notes to Consolidated Financial Statements
(1) All share and per share amounts have been restated to reflect the ten percent stock dividend paid December 16, 2019 to shareholders of record as of December 9, 2019.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Net Income	$3,825	$3,132
Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains arising during the period	1,419	6,655
Reclassification adjustments for (gains) losses included in net income	(500)	402
Change in unrealized gains on securities	919	7,057
Tax impact	(193)	(1,482)
Other comprehensive income	726	5,575
Comprehensive Income	$4,551	$8,707
 See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

	Common Stock $1 Par	Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
(in thousands, except per share data)
Balance December 31, 2018 (1)	$9,687	$109,788	$34,947	$(7,138)	$147,284
Net income	—	—	3,132	—	3,132
Other comprehensive income	—	—	—	5,575	5,575
Cash dividends on common stock ($0.15 per share)(1)	—	—	(1,409)	—	(1,409)
Balance March 31, 2019 (unaudited)	$9,687	$109,788	$36,670	$(1,563)	$154,582

Balance December 31, 2019	$9,741	$110,836	$43,283	$2,175	$166,035
Net income	—	—	3,825	—	3,825
Other comprehensive income	—	—	—	726	726
Cash dividends on common stock ($0.16 per share)	—	—	(1,559)	—	(1,559)
Balance March 31, 2020 (unaudited)	$9,741	$110,836	$45,549	$2,901	$169,027
See Notes to Consolidated Financial Statements
(1) All share and per share amounts have been restated to reflect the ten percent stock dividend paid December 16, 2019 to shareholders of record as of December 9, 2019.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash Flows From Operating Activities
Net income	$3,825	$3,132
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,245	787
Depreciation and amortization	895	752
Amortization/Accretion of investments	582	316
(Gain) loss on sale/call of securities	(500)	402
Gain on sale of assets	(15)	(11)
Repossessed asset write downs, gains and losses on dispositions	14	33
FHLB stock dividends	(16)	(14)
Net increase in loans held for sale	(476)	(193)
Change in other assets and liabilities, net	(1,325)	1,879
Net Cash Provided By Operating Activities	4,229	7,083

Cash Flows From Investing Activities
Proceeds from maturities, calls and sales of HTM securities	34,022	2,323
Proceeds from maturities, calls and sales of AFS securities	100,327	25,843
Funds Invested in AFS securities	(144,904)	(378)
Net increase in loans	(19,314)	(73,465)
Purchase of premises and equipment	(2,272)	(2,603)
Proceeds from sales of premises and equipment	1	—
Proceeds from sales of other real estate owned	798	—
Net Cash Used In Investing Activities	(31,342)	(48,280)

Cash Flows From Financing Activities
Net increase in deposits	95,596	81,527
Net increase in federal funds purchased and short-term borrowings	36,684	—
Repayment of long-term borrowings	(1,578)	(735)
Dividends paid	(1,559)	(1,409)
Net Cash Provided By Financing Activities	129,143	79,383

Net Increase In Cash and Cash Equivalents	102,030	38,186
Cash and Cash Equivalents at the Beginning of the Period	67,425	127,965
Cash and Cash Equivalents at the End of the Period	$169,455	$166,151

Noncash Activities:
Acquisition of real estate in settlement of loans	$319	$15
Transfer of securities from HTM to AFS	$52,553	$—

Cash Paid During The Period:
Interest on deposits and borrowed funds	$7,621	$6,359
Federal income taxes	$—	$—
State income taxes	$—	$—

See Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements and the footnotes of First Guaranty Bancshares, Inc. ("First Guaranty") thereto should be read in conjunction with the audited consolidated financial statements and note disclosures for First Guaranty previously filed with the Securities and Exchange Commission in First Guaranty's Annual Report on Form 10-K for the year ended December 31, 2019.

The consolidated financial statements include the accounts of First Guaranty Bancshares, Inc. and its wholly owned subsidiary First Guaranty Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations at March 31, 2020 and for the three month periods ended March 31, 2020 and 2019 are not necessarily indicative of the results expected for the full year or any other interim period. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and the valuation of investment securities.

Note 2. Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments- Credit Losses: Measurement of Credit Losses on Financial Instruments". This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. The ASU amendments require the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU requires assets held at cost basis to reflect the company's current estimate of all expected credit losses. For available for sale debt securities, credit losses should be presented as an allowance rather than as a write-down. In addition, this ASU amends the accounting for purchased financial assets with credit deterioration. On October 16, 2019, the FASB approved an effective date delay applicable to smaller reporting companies until fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. First Guaranty is a smaller reporting company and has delayed the adoption of ASU 2016-13.

Note 3. Merger Transaction

Effective at the close of business on November 7, 2019, First Guaranty completed its acquisition of 100% of the outstanding shares of Union Bancshares, Incorporated, a Louisiana corporation ("Union"), a single bank holding company headquartered in Marksville, Louisiana and its wholly owned subsidiary, Union Bank for $43.4 million in cash. This acquisition allowed First Guaranty to expand its presence into the Central Louisiana market area. The purchase price resulted in approximately $9.7 million in goodwill and $4.2 million in core deposit intangible, none of which is deductible for tax purposes.

First Guaranty accounts for business combinations under the acquisition method in accordance with ASC Topic 805, Business Combinations. Accordingly, for each transaction, the purchase price is allocated to the fair value of the assets acquired and liabilities assumed as of the date of the acquisition. In conjunction with the adoption of ASU 2015-16, upon receipt of final fair value estimates during the measurement period, which must be within one year of the acquisition date, First Guaranty records any adjustments to the preliminary fair value estimates in the reporting period in which the adjustments are determined. First Guaranty is continuing to finalize the purchase price allocations related to the Union acquisition. Based on management's preliminary valuation of tangible and intangible assets acquired and liabilities assumed, the purchase price for the Union acquisition is allocated in the table below. These allocations are subject to change.

(in thousands)	Union Bancshares, Incorporated

Cash and due from banks	$20,058
Securities available for sale	38,813
Loans	184,025
Premises and equipment	7,223
Goodwill	9,744
Intangible assets	4,213
Other real estate	1,595
Other assets	9,303
Total assets acquired	$274,974

Deposits	204,979
FHLB borrowings	16,617
Repurchase agreements	6,863
Other liabilities	3,132
Total liabilities assumed	$231,591
Net assets acquired	$43,383

Note 4. Securities

A summary comparison of securities by type at March 31, 2020 and December 31, 2019 is shown below.

	March 31, 2020				December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasuries	$15,000	$—	$—	$15,000	$—	$—	$—	$—
U.S. Government Agencies	241	2	—	243	16,380	15	(2)	16,393
Corporate debt securities	163,368	1,378	(5,823)	158,923	94,561	1,110	(302)	95,369
Municipal bonds	31,974	2,261	(9)	34,226	30,297	1,870	(14)	32,153
Collateralized mortgage obligations	13,752	155	(134)	13,773	16,400	40	(43)	16,397
Mortgage-backed securities	205,920	5,850	(9)	211,761	179,546	317	(238)	179,625
Total available for sale securities	$430,255	$9,646	$(5,975)	$433,926	$337,184	$3,352	$(599)	$339,937

Held to maturity:
U.S. Government Agencies	$—	$—	$—	$—	$18,175	$—	$(32)	$18,143
Municipal bonds	—	—	—	—	5,107	182	—	5,289
Mortgage-backed securities	—	—	—	—	63,297	200	(112)	63,385
Total held to maturity securities	$—	$—	$—	$—	$86,579	$382	$(144)	$86,817

First Guaranty sold securities in the held to maturity portfolio in the first quarter of 2020 in order to manage its interest rate and liquidity risk due to changes in economic conditions. First Guaranty sold $18.2 million in U.S. Government agency securities, $13.5 million in mortgage-backed securities and $0.2 million in municipal securities. The total gain on the sale of these securities was $0.1 million. First Guaranty terminated its held to maturity portfolio after these sales.

The scheduled maturities of securities at March 31, 2020, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to calls or prepayments. Mortgage-backed securities are not due at a single maturity because of amortization and potential prepayment of the underlying mortgages. For this reason they are presented separately in the maturity table below.

	At March 31, 2020
(in thousands)	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$31,194	$31,186
Due after one year through five years	74,630	74,266
Due after five years through 10 years	90,828	88,232
Over 10 years	13,931	14,708
Subtotal	210,583	208,392
Collateralized mortgage obligations	13,752	13,773
Mortgage-backed securities	205,920	211,761
Total available for sale securities	$430,255	$433,926

Held to maturity:
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through 10 years	—	—
Over 10 years	—	—
Subtotal	—	—
Mortgage-backed securities	—	—
Total held to maturity securities	$—	$—

At March 31, 2020, $229.9 million of First Guaranty's securities were pledged to secure public funds deposits and borrowings. The pledged securities had a market value of $229.9 million as of March 31, 2020.

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at March 31, 2020.

				At March 31, 2020
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	1	$15,000	$—	—	$—	$—	1	$15,000	$—
U.S. Government Agencies	—	—	—	—	—	—	—	—	—
Corporate debt securities	191	79,265	(5,284)	8	1,463	(539)	199	80,728	(5,823)
Municipal bonds	6	1,383	(9)	—	—	—	6	1,383	(9)
Collateralized mortgage obligations	3	4,252	(134)	—	—	—	3	4,252	(134)
Mortgage-backed securities	10	631	(9)	—	—	—	10	631	(9)
Total available for sale securities	211	$100,531	$(5,436)	8	$1,463	$(539)	219	$101,994	$(5,975)

Held to maturity:
U.S. Government Agencies	—	$—	$—	—	$—	$—	—	$—	$—
Municipal bonds	—	—	—	—	—	—	—	—	—
Mortgage-backed securities	—	—	—	—	—	—	—	—	—
Total held to maturity securities	—	$—	$—	—	$—	$—	—	$—	$—

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at December 31, 2019.

				At December 31, 2019
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

As of March 31, 2020, 219 of First Guaranty's debt securities had unrealized losses totaling 5.5% of the individual securities' amortized cost basis and 1.4% of First Guaranty's total amortized cost basis of the investment securities portfolio. Eight of the 219 securities had been in a continuous loss position for over 12 months at such date. The eight securities had an aggregate amortized cost basis of $2.0 million and an unrealized loss of $0.5 million at March 31, 2020. Management has the intent and ability to hold these debt securities until maturity or until anticipated recovery.

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

Corporate debt securities in a loss position consist primarily of corporate bonds issued by businesses in the financial, insurance, utility, manufacturing, industrial, consumer products and oil and gas industries. No securities with an other-than-temporary impairment loss were held at March 31, 2020. First Guaranty believes that the remaining issuers will be able to fulfill the obligations of these securities based on evaluations described above. First Guaranty has the ability and intent to hold these securities until they recover, which could be at their maturity dates.

There were no other-than-temporary impairment losses recognized on securities during the three months ended March 31, 2020 and 2019.

The following table presents a roll-forward of the amount of credit losses on debt securities held by First Guaranty for which a portion of OTTI was recognized in other comprehensive income for the three months ended March 31, 2020 and 2019:

(in thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Beginning balance of credit losses at end of prior year	$—	$60
Other-than-temporary impairment credit losses on securities not previously OTTI	—	—
Increases for additional credit losses on securities previously determined to be OTTI	—	—
Reduction for increases in cash flows	—	—
Reduction due to credit impaired securities sold or fully settled	—	—
Ending balance of cumulative credit losses recognized in earnings at end of period	$—	$60

In the first three months of 2020 there were no other-than-temporary impairment credit losses on securities for which we had previously recognized OTTI. For securities that have indications of credit related impairment, management analyzes future expected cash flows to determine if any credit related impairment is evident. Estimated cash flows are determined using management's best estimate of future cash flows based on specific assumptions. The assumptions used to determine the cash flows were based on estimates of loss severity and credit default probabilities. Management reviews reports from credit rating agencies and public filings of issuers.

At March 31, 2020, First Guaranty's exposure to bond issuers that exceeded 10% of shareholders' equity is below:

	At March 31, 2020
(in thousands)	Amortized Cost	Fair Value
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	84,266	86,654
Federal National Mortgage Association (Fannie Mae-FNMA)	118,891	122,318
Total	$203,157	$208,972

Note 5. Loans

The following table summarizes the components of First Guaranty's loan portfolio as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$125,201	8.1%	$172,247	11.3%
Farmland	21,840	1.4%	22,741	1.5%
1- 4 Family	286,157	18.5%	289,635	18.9%
Multifamily	27,948	1.8%	23,973	1.6%
Non-farm non-residential	654,081	42.3%	616,536	40.3%
Total Real Estate	1,115,227	72.1%	1,125,132	73.6%
Non-Real Estate:
Agricultural	25,320	1.6%	26,710	1.8%
Commercial and industrial	298,185	19.3%	268,256	17.5%
Consumer and other	108,922	7.0%	108,868	7.1%
Total Non-Real Estate	432,427	27.9%	403,834	26.4%
Total Loans Before Unearned Income	1,547,654	100.0%	1,528,966	100.0%
Unearned income	(3,522)		(3,476)
Total Loans Net of Unearned Income	$1,544,132		$1,525,490

The following table summarizes fixed and floating rate loans by contractual maturity, excluding nonaccrual loans, as of March 31, 2020 and December 31, 2019 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	March 31, 2020			December 31, 2019
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$187,994	$113,308	$301,302	$205,596	$104,859	$310,455
More than one to five years	505,679	323,462	829,141	509,455	286,131	795,586
More than five to 15 years	133,002	63,398	196,400	147,502	65,713	213,215
Over 15 years	137,443	67,462	204,905	143,695	51,612	195,307
Subtotal	$964,118	$567,630	1,531,748	$1,006,248	$508,315	1,514,563
Nonaccrual loans			15,906			14,403
Total Loans Before Unearned Income			1,547,654			1,528,966
Unearned income			(3,522)			(3,476)
Total Loans Net of Unearned Income			$1,544,132			$1,525,490

As of March 31, 2020, $289.8 million of floating rate loans were at their interest rate floor. At December 31, 2019, $153.3 million of floating rate loans were at the interest rate floor. Nonaccrual loans have been excluded from these totals.

The following tables present the age analysis of past due loans at March 31, 2020 and December 31, 2019:

	As of March 31, 2020
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$3,437	$1,315	$4,752	$120,449	$125,201	$414
Farmland	1,832	855	2,687	19,153	21,840	—
1- 4 family	6,624	5,550	12,174	273,983	286,157	1,203
Multifamily	—	—	—	27,948	27,948	—
Non-farm non-residential	12,478	9,694	22,172	631,909	654,081	5,056
Total Real Estate	24,371	17,414	41,785	1,073,442	1,115,227	6,673
Non-Real Estate:
Agricultural	1,149	4,526	5,675	19,645	25,320	46
Commercial and industrial	1,283	551	1,834	296,351	298,185	139
Consumer and other	1,485	331	1,816	107,106	108,922	58
Total Non-Real Estate	3,917	5,408	9,325	423,102	432,427	243
Total Loans Before Unearned Income	$28,288	$22,822	$51,110	$1,496,544	$1,547,654	$6,916
Unearned income					(3,522)
Total Loans Net of Unearned Income					$1,544,132

	As of December 31, 2019
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$760	$429	$1,189	$171,058	$172,247	$48
Farmland	6	1,274	1,280	21,461	22,741	—
1- 4 family	8,521	3,682	12,203	277,432	289,635	923
Multifamily	—	—	—	23,973	23,973	—
Non-farm non-residential	11,279	6,249	17,528	599,008	616,536	1,603
Total Real Estate	20,566	11,634	32,200	1,092,932	1,125,132	2,574
Non-Real Estate:
Agricultural	310	4,800	5,110	21,600	26,710	—
Commercial and industrial	2,801	342	3,143	265,113	268,256	15
Consumer and other	794	266	1,060	107,808	108,868	50
Total Non-Real Estate	3,905	5,408	9,313	394,521	403,834	65
Total Loans Before Unearned Income	$24,471	$17,042	$41,513	$1,487,453	$1,528,966	$2,639
Unearned income					(3,476)
Total Loans Net of Unearned Income					$1,525,490

The tables above include $15.9 million and $14.4 million of nonaccrual loans at March 31, 2020 and December 31, 2019, respectively. See the tables below for more detail on nonaccrual loans.

The following is a summary of nonaccrual loans by class at the dates indicated:

(in thousands)	As of March 31, 2020	As of December 31, 2019
Real Estate:
Construction & land development	$901	$381
Farmland	855	1,274
1- 4 family	4,347	2,759
Multifamily	—	—
Non-farm non-residential	4,638	4,646
Total Real Estate	10,741	9,060
Non-Real Estate:
Agricultural	4,480	4,800
Commercial and industrial	412	327
Consumer and other	273	216
Total Non-Real Estate	5,165	5,343
Total Nonaccrual Loans	$15,906	$14,403

The following table identifies the credit exposure of the loan portfolio, including loans acquired with deteriorated credit quality, by specific credit ratings as of the dates indicated:

	As of March 31, 2020					As of December 31, 2019
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Construction & land development	$116,288	$5,832	$3,081	$—	$125,201	$163,808	$6,180	$2,259	$—	$172,247
Farmland	17,597	3,353	890	—	21,840	18,223	3,177	1,341	—	22,741
1- 4 family	267,109	5,603	13,248	197	286,157	271,392	4,751	13,492	—	289,635
Multifamily	19,969	—	7,979	—	27,948	16,025	805	7,143	—	23,973
Non-farm non-residential	624,596	8,906	20,579	—	654,081	589,800	7,743	18,993	—	616,536
Total Real Estate	1,045,559	23,694	45,777	197	1,115,227	1,059,248	22,656	43,228	—	1,125,132
Non-Real Estate:
Agricultural	19,898	620	4,802	—	25,320	21,529	48	5,133	—	26,710
Commercial and industrial	293,277	908	4,000	—	298,185	262,416	1,199	4,641	—	268,256
Consumer and other	108,458	288	175	1	108,922	108,618	180	70	—	108,868
Total Non-Real Estate	421,633	1,816	8,977	1	432,427	392,563	1,427	9,844	—	403,834
Total Loans Before Unearned Income	$1,467,192	$25,510	$54,754	$198	1,547,654	$1,451,811	$24,083	$53,072	$—	1,528,966
Unearned income					(3,522)					(3,476)
Total Loans Net of Unearned Income					$1,544,132					$1,525,490

Purchased Impaired Loans

As part of the acquisition of Union Bancshares, Incorporated on November 7, 2019 and Premier Bancshares, Inc. on June 16, 2017, First Guaranty purchased credit impaired loans for which there was, at acquisition, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows at March 31, 2020 and December 31, 2019.

(in thousands)	As of March 31, 2020	As of December 31, 2019
Real Estate:
Construction & land development	$415	$526
Farmland	—	—
1- 4 family	5,455	6,402
Multifamily	869	—
Non-farm non-residential	2,416	2,294
Total Real Estate	9,155	9,222
Non-Real Estate:
Agricultural	—	—
Commercial and industrial	1,169	1,198
Consumer and other	4	—
Total Non-Real Estate	1,173	1,198
Total	$10,328	$10,420

For those purchased loans disclosed above, there was no allowance for loan losses at March 31, 2020 or December 31, 2019.

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

The accretable yield, or income expected to be collected, on the purchased loans above is as follows for the three months ended March 31, 2020 and 2019.

(in thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Balance, beginning of period	$3,647	$613
Acquisition accretable yield	30	—
Accretion	(349)	(50)
Net transfers from nonaccretable difference to accretable yield	—	—
Balance, end of period	$3,328	$563

Note 6. Allowance for Loan Losses

A summary of changes in the allowance for loan losses, by portfolio type, for the three months ended March 31, 2020 and 2019 are as follows:

	For the Three Months Ended March 31,
	2020					2019
(in thousands)	Beginning Allowance (12/31/2019)	Charge-offs	Recoveries	Provision	Ending Allowance (3/31/2020)	Beginning Allowance (12/31/2018)	Charge-offs	Recoveries	Provision	Ending Allowance (3/31/19)
Real Estate:
Construction & land development	$423	$—	$—	$266	$689	$581	$—	$—	$19	$600
Farmland	50	—	—	(3)	47	41	—	—	3	44
1- 4 family	1,027	(10)	12	398	1,427	911	(16)	2	(18)	879
Multifamily	1,038	—	—	(102)	936	1,318	—	—	10	1,328
Non-farm non-residential	5,277	—	—	391	5,668	4,771	—	3	69	4,843
Total Real Estate	7,815	(10)	12	950	8,767	7,622	(16)	5	83	7,694
Non-Real Estate:
Agricultural	95	—	—	—	95	339	—	—	15	354
Commercial and industrial	1,909	(92)	7	368	2,192	1,909	(246)	8	305	1,976
Consumer and other	1,110	(196)	66	(85)	895	891	(374)	61	370	948
Unallocated	—	—	—	12	12	15	—	—	14	29
Total Non-Real Estate	3,114	(288)	73	295	3,194	3,154	(620)	69	704	3,307
Total	$10,929	$(298)	$85	$1,245	$11,961	$10,776	$(636)	$74	$787	$11,001

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio and by recoveries. The result is an allocation of the loan loss reserve from one category to another.

A summary of the allowance and loans, including loans acquired with deteriorated credit quality, individually and collectively evaluated for impairment are as follows:

	As of March 31, 2020
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Individually Evaluated for Purchased Credit-Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Individually Evaluated for Purchased Credit-Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$234	$—	$455	$689	$538	$415	$124,248	$125,201
Farmland	—	—	47	47	543	—	21,297	21,840
1- 4 family	135	—	1,292	1,427	1,156	5,455	279,546	286,157
Multifamily	—	—	936	936	—	869	27,079	27,948
Non-farm non-residential	1,878	—	3,790	5,668	13,356	2,416	638,309	654,081
Total Real Estate	2,247	—	6,520	8,767	15,593	9,155	1,090,479	1,115,227
Non-Real Estate:
Agricultural	—	—	95	95	4,030	—	21,290	25,320
Commercial and industrial	105	—	2,087	2,192	2,258	1,169	294,758	298,185
Consumer and other	—	—	895	895	—	4	108,918	108,922
Unallocated	—	—	12	12	—	—	—	—
Total Non-Real Estate	105	—	3,089	3,194	6,288	1,173	424,966	432,427
Total	$2,352	$—	$9,609	$11,961	$21,881	$10,328	$1,515,445	1,547,654
Unearned Income								(3,522)
Total Loans Net of Unearned Income								$1,544,132

	As of December 31, 2019
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Individually Evaluated for Purchased Credit-Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Individually Evaluated for Purchased Credit-Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$—	$—	$423	$423	$—	$526	$171,721	$172,247
Farmland	—	—	50	50	543	—	22,198	22,741
1- 4 family	34	—	993	1,027	1,058	6,402	282,175	289,635
Multifamily	—	—	1,038	1,038	—	—	23,973	23,973
Non-farm non-residential	1,879	—	3,398	5,277	12,120	2,294	602,122	616,536
Total Real Estate	1,913	—	5,902	7,815	13,721	9,222	1,102,189	1,125,132
Non-Real Estate:
Agricultural	—	—	95	95	4,030	—	22,680	26,710
Commercial and industrial	111	—	1,798	1,909	2,981	1,198	264,077	268,256
Consumer and other	—	—	1,110	1,110	—	—	108,868	108,868
Unallocated	—	—	—	—	—	—	—	—
Total Non-Real Estate	111	—	3,003	3,114	7,011	1,198	395,625	403,834
Total	$2,024	$—	$8,905	$10,929	$20,732	$10,420	$1,497,814	1,528,966
Unearned Income								(3,476)
Total loans net of unearned income								$1,525,490

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

The following is a summary of impaired loans, excluding loans acquired with deteriorated credit quality, by class as of the date indicated:

	As of March 31, 2020
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$—	$—	$—	$—	$—	$—
Farmland	543	552	—	543	—	—
1- 4 family	538	541	—	540	—	—
Multifamily	—	—	—	—	—	—
Non-farm non-residential	9,543	9,543	—	9,610	158	160
Total Real Estate	10,624	10,636	—	10,693	158	160
Non-Real Estate:
Agricultural	4,030	4,186	—	4,030	—	—
Commercial and industrial	1,269	1,269	—	1,616	24	35
Consumer and other	—	—	—	—	—	—
Total Non-Real Estate	5,299	5,455	—	5,646	24	35
Total Impaired Loans with no related allowance	15,923	16,091	—	16,339	182	195

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	539	539	234	538	6	—
Farmland	—	—	—	—	—	—
1- 4 family	617	617	135	584	—	—
Multifamily	—	—	—	—	—	—
Non-farm non-residential	3,813	4,162	1,878	3,813	1	1
Total Real Estate	4,969	5,318	2,247	4,935	7	1
Non-Real Estate:
Agricultural	—	—	—	—	—	—
Commercial and industrial	989	989	105	1,000	17	15
Consumer and other	—	—	—	—	—	—
Total Non-Real Estate	989	989	105	1,000	17	15
Total Impaired Loans with an allowance recorded	5,958	6,307	2,352	5,935	24	16

Total Impaired Loans	$21,881	$22,398	$2,352	$22,274	$206	$211

The following is a summary of impaired loans, excluding loans acquired with deteriorated credit quality, by class as of the date indicated:

	As of December 31, 2019
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$—	$—	$—	$—	$—	$—
Farmland	543	552	—	550	—	—
1- 4 family	541	541	—	544	27	22
Multifamily	—	—	—	—	—	—
Non-farm non-residential	8,307	8,307	—	9,940	673	688
Total Real Estate	9,391	9,400	—	11,034	700	710
Non-Real Estate:
Agricultural	4,030	4,186	—	4,031	12	—
Commercial and industrial	1,962	1,962	—	1,788	81	67
Consumer and other	—	—	—	—	—	—
Total Non-Real Estate	5,992	6,148	—	5,819	93	67
Total Impaired Loans with no related allowance	15,383	15,548	—	16,853	793	777

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
1- 4 family	517	517	34	522	—	—
Multifamily	—	—	—	—	—	—
Non-farm non-residential	3,813	4,162	1,879	4,134	194	212
Total Real Estate	4,330	4,679	1,913	4,656	194	212
Non-Real Estate:
Agricultural	—	—	—	—	—	—
Commercial and industrial	1,019	1,019	111	1,039	81	77
Consumer and other	—	—	—	—	—	—
Total Non-Real Estate	1,019	1,019	111	1,039	81	77
Total Impaired Loans with an allowance recorded	5,349	5,698	2,024	5,695	275	289

Total Impaired Loans	$20,732	$21,246	$2,024	$22,548	$1,068	$1,066

Troubled Debt Restructurings

A troubled debt restructuring ("TDR") is considered such if the lender for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. The modifications to First Guaranty's TDRs are generally concessions on either the interest rate charged or the amortization. The effect of the modifications to First Guaranty would be a reduction in interest income. First Guaranty has not restructured any loans that are considered TDRs in the three months ended March 31, 2020. At March 31, 2020 and at December 31, 2019, First Guaranty had no outstanding TDRs.

Under section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was signed into law on March 27, 2020, financial institutions have the option to temporarily suspend certain requirements under U.S. generally accepted accounting principles related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. This provision allows a financial institution the option to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. First Guaranty elected to adopt these provisions of the CARES Act.

Note 7. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to impairment testing. Other intangible assets continue to be amortized over their useful lives. First Guaranty's goodwill is the difference in purchase price over the fair value of net assets acquired from its acquisition of Homestead Bancorp in 2007, Premier Bancshares, Inc. in 2017 and Union Bancshares, Incorporated in 2019. Goodwill totaled $13.2 million at March 31, 2020, and increase of $0.3 million, or 2.1%, compared with $12.9 million at December 31, 2019, respectively. No impairment charges have been recognized on First Guaranty's intangible assets since acquisition. Loan servicing assets decreased $30,000 to $0.6 million at March 31, 2020 compared to December 31, 2019. Other intangible assets recorded include core deposit intangibles, which are subject to amortization. The weighted-average amortization period remaining for First Guaranty's core deposit intangibles is 10.6 years at March 31, 2020. The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions.

In accordance with ASC Topic 350, Intangibles - Goodwill and Other, during first quarter 2020, we evaluated recent potential triggering events that might be indicators that our goodwill was impaired. The events include, among others, the economic disruption and uncertainty surrounding the COVID-19 pandemic and the significant decline in our stock price. Based on our evaluation, we concluded that our goodwill was not impaired as of March 31, 2020.

Note 8. Other Real Estate (ORE)

Other real estate owned consists of the following at the dates indicated:

(in thousands)	March 31, 2020	December 31, 2019
Real Estate Owned Acquired by Foreclosure:
Residential	$205	$559
Construction & land development	669	669
Non-farm non-residential	3,511	3,651
Total Other Real Estate Owned and Foreclosed Property	$4,385	$4,879

Loans secured by one-to-four family residential properties in the process of foreclosure totaled $2.7 million as of March 31, 2020.

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

Below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at March 31, 2020 and December 31, 2019:

Contract Amount

(in thousands)	March 31, 2020	December 31, 2019
Commitments to Extend Credit	$125,083	$117,826
Unfunded Commitments under lines of credit	$161,882	$148,127
Commercial and Standby letters of credit	$9,706	$11,258

First Guaranty currently has one new facility under construction with a total construction commitment of $10.1 million of which $8.1 million has been incurred as of March 31, 2020.

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

While the final outcome of legal proceedings is inherently uncertain, based on information currently available as of March 31, 2020, any incremental liability arising from First Guaranty's legal proceedings will not have a material adverse effect on First Guaranty's financial position or results of operations.

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified within Level 3 in First Guaranty's portfolio as of March 31, 2020 includes corporate debt and municipal securities.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	March 31, 2020	December 31, 2019
Available for Sale Securities Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$15,000	$—
Level 2: Significant Other Observable Inputs	408,924	330,539
Level 3: Significant Unobservable Inputs	10,002	9,398
Securities available for sale measured at fair value	$433,926	$339,937

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

The change in Level 1 securities available for sale from December 31, 2019 to March 31, 2020 was due principally to a net increase in Treasury bills of $15.0 million. The change in Level 2 securities available for sale from December 31, 2019 to March 31, 2020 was due principally to transfer of mortgage-backed and municipal securities from the held for sale to available for sale portfolio. There were no transfers between Level 1 and 2 securities available for sale from December 31, 2019 to March 31, 2020.

The following table reconciles assets measured at fair value on a recurring basis using unobservable inputs (Level 3):

Level 3 Changes
(in thousands)	March 31, 2020
Balance, beginning of year	$9,398
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	(340)
Purchases, sales, issuances and settlements, net	(56)
Transfers in and/or out of Level 3	1,000
Balance as of end of period	$10,002

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held as of March 31, 2020.

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of March 31, 2020 and December 31, 2019, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At March 31, 2020	At December 31, 2019
Impaired Loans - Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	—	—
Level 3: Significant Unobservable Inputs	4,328	4,046
Impaired loans measured at fair value	$4,328	$4,046

Other Real Estate Owned - Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	3,564	4,158
Level 3: Significant Unobservable Inputs	821	721
Other real estate owned measured at fair value	$4,385	$4,879

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

Other Unrecognized Financial Instruments.

The fair value of commitments to extend credit is estimated using the fees charged to enter into similar legally binding agreements, taking into account the remaining terms of the agreements and customers' credit ratings. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. Noninterest-bearing deposits are held at cost. The fair values of letters of credit are based on fees charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2020 and December 31, 2019 the fair value of guarantees under commercial and standby letters of credit was not material.

The carrying amounts and estimated fair values of financial instruments at March 31, 2020 were as follows:

		Fair Value Measurements at March 31, 2020 Using
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets
Cash and due from banks	$168,962	$168,962	$—	$—	$168,962
Federal funds sold	493	493	—	—	493
Securities, available for sale	433,926	15,000	408,924	10,002	433,926
Loans held for sale	476	—	—	476	476
Loans, net	1,532,171	—	—	1,554,351	1,554,351
Cash surrender value of BOLI	5,322	—	—	5,322	5,322
Accrued interest receivable	10,076	—	—	10,076	10,076

Liabilities
Deposits	$1,948,605	$—	$—	$1,966,531	1,966,531
Short-term advances from Federal Home Loan Bank	50,000	—	—	50,000	50,000
Repurchase agreements	6,603	—	—	6,603	6,603
Accrued interest payable	5,940	—	—	5,940	5,940
Long-term advances from Federal Home Loan Bank	3,489	—	—	3,489	3,489
Senior long-term debt	47,014	—	—	46,977	46,977
Junior subordinated debentures	14,747	—	—	14,969	14,969

The carrying amounts and estimated fair values of financial instruments at December 31, 2019 were as follows:

		Fair Value Measurements at December 31, 2019 Using
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets
Cash and due from banks	$66,511	$66,511	$—	$—	$66,511
Federal funds sold	914	914	—	—	914
Securities, available for sale	339,937	—	330,539	9,398	339,937
Securities, held for maturity	86,579	—	86,817	—	86,817
Loans, net	1,514,561	—	—	1,515,277	1,515,277
Cash surrender value of BOLI	5,288	—	—	5,288	5,288
Accrued interest receivable	8,412	—	—	8,412	8,412

Liabilities
Deposits	$1,853,013	$—	$—	$1,863,179	1,863,179
Short-term advances from Federal Home Loan Bank	13,079	—	—	13,079	13,079
Repurchase agreements	6,840	—	—	6,840	6,840
Accrued interest payable	6,047	—	—	6,047	6,047
Long-term advances from Federal Home Loan Bank	3,533	—	—	3,533	3,533
Senior long-term debt	48,558	—	—	48,517	48,517
Junior subordinated debentures	14,737	—	—	14,762	14,762

There is no material difference between the contract amount and the estimated fair value of off-balance sheet items that are primarily comprised of short-term unfunded loan commitments that are generally at market prices.

Note 12. COVID-19 and Subsequnt Events

The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments, including in Louisiana, have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 pandemic, more than 30 million people have filed claims for unemployment, and stock markets have declined in value and in particular bank stocks have significantly declined in value. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences.

First Guaranty evaluated its March 31, 2020 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. As a result of the spread of the COVID-19 coronavirus, economic uncertainties have arisen which are likely to negatively impact our operational and financial performance. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and impact on our customers, employees and vendors, all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of First Guaranty's financial condition and results of operations is intended to highlight the significant factors affecting First Guaranty's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data at March 31, 2020 and for the three months ended March 31, 2020 and 2019 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly First Guaranty's financial position and results of operations for such periods.

Special Note Regarding Forward-Looking Statements

Congress passed the Private Securities Litigation Act of 1995 in an effort to encourage corporations to provide information about a company's anticipated future financial performance. This act provides a safe harbor for such disclosure, which protects us from unwarranted litigation, if actual results are different from management expectations. This discussion and analysis contains forward-looking statements and reflects management's current views and estimates of future economic circumstances, industry conditions, company performance and financial results. The words "may," "should," "expect," "anticipate," "intend," "plan," "continue," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a number of factors and uncertainties, including, changes in general economic conditions, either nationally or in our market areas, that are worse than expected; the ongoing effects of the COVID-19 pandemic on First Guaranty's operations and financial performance; competition among depository and other financial institutions; inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments; adverse changes in the securities markets; changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements; our ability to enter new markets successfully and capitalize on growth opportunities; our ability to successfully integrate acquired entities; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board; changes in our organization, compensation and benefit plans; changes in our financial condition or results of operations that reduce capital available to pay dividends; and changes in the financial condition or future prospects of issuers of securities that we own, which could cause our actual results and experience to differ from the anticipated results and expectations, expressed in such forward-looking statements. We undertake no obligation to publicly update any forward looking statement, whether as a result of new information, future events or otherwise.

First Quarter 2020 Financial Overview

First Guaranty Bancshares, Inc. is a Louisiana corporation and a financial holding company headquartered in Hammond, Louisiana. First Guaranty Bank, the wholly-owned subsidiary of First Guaranty Bancshares, Inc., is a Louisiana chartered commercial bank that provides personalized commercial banking services primarily to Louisiana and Texas customers through 34 banking facilities primary located throughout Southeast, Southwest, Central and North Louisiana and in North Central Texas. We emphasize personal relationships and localized decision making to ensure that products and services are matched to customer needs. First Guaranty competes for business principally on the basis of personal service to customers, customer access to officers and directors and competitive interest rates and fees.

Financial highlights for the first quarter 2020 are as follows:

•Total assets increased $133.9 million, or 6.3%, to $2.3 billion at March 31, 2020 when compared with December 31, 2019. Total loans at March 31, 2020 were $1.5 billion, an increase of $18.6 million, or 1.2%, compared with December 31, 2019. Total deposits were $1.9 billion at March 31, 2020, an increase of $95.6 million, or 5.2%, compared with December 31, 2019. Retained earnings were $45.5 million at March 31, 2020, an increase of $2.3 million compared to $43.3 million at December 31, 2019. Shareholders' equity was $169.0 million and $166.0 million at March 31, 2020 and December 31, 2019, respectively.

•Net income for the three months ended March 31, 2020 was $3.8 million compared to $3.1 million for the three months ended March 31, 2019.

•Earnings per common share were $0.39 and $0.32 for the three months ended March 31, 2020 and 2019, respectively. Total weighted average shares outstanding were 9,741,253 and 9,687,123 for the three months ended March 31, 2020 and 2019, respectively.

•First Guaranty completed the data conversion associated with the Union Bancshares, Incorporated acquisition. Total one-time merger related costs were $0.7 million for the three months ended March 31, 2020.

•First Guaranty undertook several Covid-19 related actions. First Guaranty increased on balance sheet liquidity by approximately $100 million prior to March 31, 2020 through borrowings with FHLB and brokered deposits. First Guaranty is actively participating in the SBA PPP program in the second quarter of 2020. First Guaranty has provided relief loans and loan deferments to customers.

•Net interest income for the three months ended March 31, 2020 was $17.9 million compared to $14.6 million for the three months ended March 31, 2019.

•The provision for loan losses for the three months ended March 31, 2020 was $1.2 million compared to $0.8 million for the three months ended March 31, 2019.

•Noninterest income for the three months ended March 31, 2020 was $2.4 million compared to $1.3 million for the three months ended March 31, 2019.

•The net interest margin for the three months ended March 31, 2020 was 3.57% which was an increase of 28 basis points from the net interest margin of 3.29% for the same period in 2019. First Guaranty attributed the increase in the net interest margin in the first quarter of 2020 to a rise in interest income associated with loans, a continued reduction in interest expense and the change in balance sheet composition to higher yielding loans from lower yielding securities. Loans as a percentage of average interest earning assets increased to 74.9% at March 31, 2020 compared to 71.0% at March 31, 2019.

•Investment securities totaled $433.9 million at March 31, 2020, an increase of $7.4 million when compared to $426.5 million at December 31, 2019. First Guaranty sold investment securities in order to fund loan growth and reduce interest rate risk. Gains on the sale of securities for the three months ended March 31, 2020 were $0.5 million compared to losses of $0.4 million for the three months ended March 31, 2019. At March 31, 2020, available for sale securities, at fair value, totaled $433.9 million, an increase of $94.0 million when compared to $339.9 million at December 31, 2019. At March 31, 2020, held to maturity securities, at amortized cost, totaled $0 as compared to $86.6 million at December 31, 2019. First Guaranty terminated its held to maturity portfolio in the first quarter of 2020 following the sale of certain securities previously designated as held to maturity.

•Total loans net of unearned income were $1.5 billion, a net increase of $18.6 million from December 31, 2019. Total loans net of unearned income are reduced by the allowance for loan losses which totaled $12.0 million at March 31, 2020 and $10.9 million at December 31, 2019, respectively.

•Total impaired loans increased $1.1 million to $21.9 million at March 31, 2020 compared to $20.7 million at December 31, 2019.

•Nonaccrual loans increased $1.5 million to $15.9 million at March 31, 2020 compared to $14.4 million at December 31, 2019.

•The allowance for loan losses was 0.77% of loans at March 31, 2020 compared to 0.72% at December 31, 2019. First Guaranty had acquisition related loan discounts that totaled $2.7 million at March 31, 2020.

•First Guaranty is a smaller reporting company and has delayed the adoption of ASU 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments".

•Return on average assets for the three months ended March 31, 2020 and 2019 was 0.72% and 0.68%, respectively. Return on average common equity for the three months ended March 31, 2020 and 2019 was 9.00% and 8.43%, respectively. Return on average assets is calculated by dividing annualized net income by average assets. Return on average common equity is calculated by dividing annualized net income by average common equity.

•Book value per common share was $17.35 as of March 31, 2020 compared to $15.96 as of March 31, 2019. The increase in book value was due primarily to an increase in retained earnings and accumulated other comprehensive income ("AOCI"). AOCI is comprised of unrealized gains and losses on available for sale securities.

•First Guaranty's Board of Directors declared cash dividends of $0.16 per common share in the first quarter of 2020 and $0.16 in the first quarter of 2019, which was the equivalent of $0.15 per common share after adjusting for the 10% common stock dividend paid in December 2019. First Guaranty has paid 107 consecutive quarterly dividends as of March 31, 2020.

•In November 2017, First Guaranty announced the launch of an At-The-Market Equity Offering program ("ATM Offering"). First Guaranty may sell up to $25.0 million of common stock under the ATM Offering. First Guaranty expects to use the net proceeds of the ATM Offering for general corporate purposes, including support for organic growth and financing possible acquisitions of other financial institutions. First Guaranty has not sold any shares of common stock under the ATM Offering during the three months ended March 31, 2020 and 2019.

•First Guaranty currently has one new facility under construction in order to facilitate future expansion. This construction commitment totals $10.1 million with $8.1 million incurred as of March 31, 2020.

•Subsequent to March 31, 2020, First Guaranty continued with its Covid-19 related actions. As of April 30, 2020, First Guaranty had granted loan deferments to over 960 loans that totaled approximately $557 million. As of April 30, 2020, First Guaranty funded over 1,400 relief loans under its own program that totaled approximately $21 million. As of April 30, 2020, First Guaranty has approved or funded over 670 loans under the SBA PPP program that total approximately $107 million. Approximate fees generated by the SBA PPP program are estimated to be $3.3 million. Fees are based on the loans approved or funded as of April 30, 2020.

Financial Condition

Changes in Financial Condition from December 31, 2019 to March 31, 2020

Assets

Total assets at March 31, 2020 were $2.3 billion, an increase of $133.9 million, or 6.3%, from December 31, 2019. Assets increased primarily due to increases in cash and cash equivalents of $102.0 million, net loans of $17.6 million and investment securities of $7.4 million at March 31, 2020 compared to December 31, 2019.

Loans

Net loans increased $17.6 million, or 1.2%, to $1.5 billion at March 31, 2020 from December 31, 2019. Non-farm non-residential loan balances increased $37.5 million primarily due to new originations and the transition of construction and land development loans to permanent financing. Commercial and industrial loans increased $29.9 million primarily due to new originations. Multifamily loans increased $4.0 million primarily due to the conversion of existing construction loans to permanent financing. Consumer and other loans increased $0.1 million primarily due to new originations. Construction and land development loans decreased $47.0 million principally due to paydowns and the conversion of interim construction loans to permanent financing. One-to four-family residential loans decreased $3.5 million primarily due to paydowns. Agricultural loans decreased $1.4 million due to seasonal activity. Farmland loans decreased $0.9 million primarily due to paydowns on agricultural loan commitments. First Guaranty had approximately 5.6% of funded and 1.9% of unfunded commitments in our loan portfolio to businesses engaged in support or service activities for oil and gas operations. First Guaranty had $220.6 million in loans related to our Texas markets at March 31, 2020. Syndicated loans at March 31, 2020 were $58.1 million, of which $35.3 million were shared national credits. Syndicated loans increased $18.2 million during the first three months of 2020 from $39.9 million at December 31, 2019 primarily due to increases in existing lines of credit.

As of March 31, 2020, 72.1% of our loan portfolio was secured by real estate. The largest portion of our loan portfolio, at 42.3% as of March 31, 2020, was non-farm non-residential loans secured by real estate. Approximately 37.1% of the loan portfolio was based on a floating rate tied to the prime rate or LIBOR as of March 31, 2020. 73.8% of the loan portfolio is scheduled to mature within five years from March 31, 2020.

First Guaranty acquired in the Premier acquisition a portfolio of loans comprised of loans guaranteed principally by the U.S. Small Business Administration ("SBA") or by the U.S. Department of Agriculture ("USDA") and the unguaranteed portion of SBA and USDA loans for which the guaranteed portion had been sold into the secondary market. First Guaranty has continued to originate SBA and USDA loans and has sold the guaranteed portion of the loans. At March 31, 2020, First Guaranty's balance of SBA and USDA loans was $48.3 million of which $11.1 million retained the government guarantee and $37.3 million was the unguaranteed residual balance. At March 31, 2020, First Guaranty also serviced 54 SBA and USDA loans that totaled $66.2 million. First Guaranty receives servicing fee income on this portfolio.

Net loans are reduced by the allowance for loan losses which totaled $12.0 million at March 31, 2020 and $10.9 million at December 31, 2019. Loan charge-offs were $0.3 million during the first three months of 2020 and $0.6 million during the same period in 2019. Recoveries totaled $0.1 million during the first three months of 2020 and $0.1 million during the same period in 2019. The provision for loan losses totaled $1.2 million for the first three months of 2020 and $0.8 million for the same period in 2019. See Note 5 of the Notes to Consolidated Financial Statements for more information on loans and Note 6 for more information on the allowance for loan losses.

Investment Securities

Investment securities at March 31, 2020 totaled $433.9 million, an increase of $7.4 million compared to $426.5 million at December 31, 2019. The entire investment portfolio consisted of securities designated as available for sale at March 31, 2020. First Guaranty terminated its held to maturity portfolio in the first quarter of 2020 following the sale of certain securities previously designated as held to maturity. We purchase securities for our investment portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and meet pledging requirements for public funds and borrowings.

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

Our available for sale securities portfolio totaled $433.9 million at March 31, 2020, an increase of $94.0 million, or 27.6%, compared to $339.9 million at December 31, 2019. The increase was primarily due to the purchase of corporate securities and U.S. Treasury securities and the transfer of securities from the held to maturity portfolio, offset by called bonds and the sale of securities. First Guaranty had $14.0 million in U.S. Government agency securities and $0.5 million of corporate securities called during the first quarter of 2020 due to the decrease in interest rates. First Guaranty had securities sales of $12.9 million in mortgage-backed securities, $3.2 million in municipal securities, $2.4 million in corporate securities, $2.0 million in U.S. Government agency securities and $1.6 million in collateralized mortgage obligations for which the proceeds were used to fund loan growth during the three months ended March 31, 2020.

We had no held to maturity securities portfolio at March 31, 2020 as compared to $86.6 million at December 31, 2019. The decrease was primarily due to the transfer of $52.6 million in securities to the avaiable for sale portfolio, along with the sale of $18.2 million in U.S. Government agency securities, $13.5 million in mortgage-backed securities and the continued amortization of our mortgage-backed securities.

At March 31, 2020, $31.2 million, or 7.2%, of the securities portfolio was scheduled to mature in less than one year. $74.3 million, or 17.1%, of the securities portfolio, not including collateralized mortgage obligations and mortgage-backed securities, were scheduled to mature between one and five years. $88.2 million, or 20.3%, of the securities portfolio, not including collateralized mortgage obligations and mortgage-backed securities, were scheduled to mature between five and ten years. Securities, not including collateralized mortgage obligations and mortgage-backed securities, with contractual maturity dates over 10 years totaled $14.7 million, or 3.4%, of the total securities portfolio at March 31, 2020. The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates. Prepayments of mortgages that collateralize mortgage-backed securities also affect the maturity of the securities portfolio. Based on internal forecasts as of March 31, 2020, management believes that the securities portfolio has a forecasted weighted average life of approximately 3.5 years based on the current interest rate environment. A parallel interest rate shock of 400 basis points is forecasted to increase the weighted average life of the portfolio to approximately 5.9 years. The portfolio had an estimated effective duration of 2.1 years at March 31, 2020.

There was no credit related other-than-temporary impairment of securities losses recognized during the three months ended March 31, 2020 or March 31, 2019.

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

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

(in thousands)	March 31, 2020	December 31, 2019
Nonaccrual loans:
Real Estate:
Construction and land development	$901	$381
Farmland	855	1,274
1- 4 family	4,347	2,759
Multifamily	—	—
Non-farm non-residential	4,638	4,646
Total Real Estate	10,741	9,060
Non-Real Estate:
Agricultural	4,480	4,800
Commercial and industrial	412	327
Consumer and other	273	216
Total Non-Real Estate	5,165	5,343
Total nonaccrual loans	15,906	14,403

Loans 90 days and greater delinquent & accruing:
Real Estate:
Construction and land development	414	48
Farmland	—	—
1- 4 family	1,203	923
Multifamily	—	—
Non-farm non-residential	5,056	1,603
Total Real Estate	6,673	2,574
Non-Real Estate:
Agricultural	46	—
Commercial and industrial	139	15
Consumer and other	58	50
Total Non-Real Estate	243	65
Total loans 90 days and greater delinquent & accruing	6,916	2,639

Total non-performing loans	22,822	17,042

Real Estate Owned:
Real Estate Loans:
Construction and land development	669	669
Farmland	—	—
1- 4 family	205	559
Multifamily	—	—
Non-farm non-residential	3,511	3,651
Total Real Estate	4,385	4,879
Non-Real Estate Loans:
Agricultural	—	—
Commercial and industrial	—	—
Consumer and other	—	—
Total Non-Real Estate	—	—
Total Real Estate Owned	4,385	4,879

Total non-performing assets	$27,207	$21,921

Non-performing assets to total loans	1.76%	1.44%
Non-performing assets to total assets	1.21%	1.04%
Non-performing loans to total loans	1.48%	1.12%

At March 31, 2020, non-performing assets totaled $27.2 million, or 1.21% of total assets, compared to $21.9 million, or 1.04%, of total assets at December 31, 2019, which represented an increase of $5.3 million, or 24.1%. The increase in non-performing assets occurred as a result of several factors.
Nonaccrual loans increased from $14.4 million at December 31, 2019 to $15.9 million at March 31, 2020. The increase in nonaccrual loans was concentrated primarily in one-to four-family loans and construction and land development loans. Nonaccrual loans were concentrated in nine loan relationships that totaled $10.0 million, or 62.9%, of nonaccrual loans at March 31, 2020. Non-performing assets included $4.6 million in loans with a government guarantee, or 16.9% of non-performing assets. These are structured as net loss guarantees in which up to 90% of loss exposure is covered.

At March 31, 2020, loans 90 days or greater delinquent and still accruing totaled $6.9 million, an increase of $4.3 million compared to $2.6 million at December 31, 2019. The increase in loans 90 days or greater delinquent and still accruing was concentrated primarily in non-farm non-residential loans and one-to four-family loans.

Other real estate owned decreased from $4.9 million at December 31, 2019 to $4.4 million at March 31, 2020.

At March 31, 2020, our largest non-performing assets were comprised of the following nonaccrual loans and other real estate owned: (1) a non-farm non-residential loan secured by a hotel that totaled $3.7 million; (2) a $2.2 million non-farm non-residential property included in other real estate owned; (3) an agricultural/ farmland loan relationship that totaled $1.1 million; (4) an agricultural loan relationship that totaled $1.0 million; (5) an agricultural loan relationship that totaled $1.0 million; (6) an agricultural loan relationship that totaled $0.7 million; (7) an agricultural loan relationship that totaled $0.7 million; (8) a $0.6 million non-farm non-residential property included in other real estate owned; (9) a one-to four-family loan that totaled $0.6 million; (10) a construction and land development loan that totaled $0.5 million; and (11) a one-to four-family loan that totaled $0.5 million. The agricultural loans are partially guaranteed by the USDA Farm Service Agency.

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

Under section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was signed into law on March 27, 2020, financial institutions have the option to temporarily suspend certain requirements under U.S. generally accepted accounting principles related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. This provision allows a financial institution the option to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. First Guaranty elected to adopt these provisions of the CARES Act.

At March 31, 2020 and at December 31, 2019, we had no outstanding TDRs.

Allowance for Loan Losses

The allowance for loan losses is maintained to absorb potential losses in the loan portfolio. The allowance is increased by the provision for loan losses, offset by recoveries of previously charged-off loans and is decreased by loan charge-offs. The provision is a charge to current expense to provide for current loan losses and to maintain the allowance commensurate with management's evaluation of the risks inherent in the loan portfolio. Various factors are taken into consideration when determining the amount of the provision and the adequacy of the allowance. These factors include but are not limited to:

•past due and non-performing assets;

•specific internal analysis of loans requiring special attention;

•the current level of regulatory classified and criticized assets and the associated risk factors with each;

•changes in underwriting standards or lending procedures and policies;

•charge-off and recovery practices;

•national and local economic and business conditions;

•nature and volume of loans;

•overall portfolio quality;

•adequacy of loan collateral;

•quality of loan review system and degree of oversight by our board of directors;

•competition and legal and regulatory requirements on borrowers;

•examinations of the loan portfolio by federal and state regulatory agencies and examinations; and

•review by our internal loan review department and independent accountants.

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

The allowance for loan losses was $12.0 million, or 0.77% of total loans, and 52.4% of nonperforming loans at March 31, 2020.

Comparing March 31, 2020 to December 31, 2019, there were changes within the specific components of the allowance balance.

A provision for loan losses of $1.2 million was made during the quarter ended March 31, 2020 as compared to $0.8 million for the same period in 2019. The provisions made were taken to provide for current loan losses and to maintain the allowance proportionate to risks inherent in the loan portfolio. First Guaranty’s loan loss calculation method incorporates risk factors in the loan portfolio and the composition of the loan portfolio affects the final allowance calculation.

The loan portfolio composition shifts in the first quarter of 2020 that primarily affected the allocation of the allowance were the following:

•First Guaranty continues to monitor the acquired loans from the Union acquisition on November 7, 2019. Discounts on the acquired Union loans were approximately $2.4 million at March 31, 2020.

•Construction and land development loans declined during the first quarter of 2020 as several loans transitioned to permanent financing. The majority of these loans are now included in the non-farm non-residential category.

•Non-farm non-residential loans increased during the first quarter of 2020 primarily due to the transition of several loans to permanent financing.

•Commercial and industrial loans increased during the first quarter of 2020.

•The loan portfolio risks that changed that affected the allocation of the allowance were due to the adjustments made for Covid-19 relief loans and for allocations to impaired loans within their respective categories.

First Guaranty charged off $0.3 million in loan balances during the first three months of 2020. The charged-off loan balances were concentrated in one loan relationship which totaled $0.1 million or 18.0% of the total charged off amount during the three months ended March 31, 2020. The details of the $0.3 million in charged off loans were as follows:

1.First Guaranty charged off $0.1 million on a purchased consumer loan pool during the first three months of 2020. This pool had a remaining principal balance of $1.8 million at March 31, 2020.

2.Smaller loans and overdrawn deposit accounts comprised the remaining $0.2 million of charge-offs for the first three months of 2020.

Other information related to the allowance for loan losses is as follows:

(in thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Loans:
Average outstanding balance	$1,514,573	$1,276,328
Balance at end of period	$1,544,132	$1,298,156

Allowance for Loan Losses:
Balance at beginning of year	$10,929	$10,776
Charge-offs	(298)	(636)
Recoveries	85	74
Provision	1,245	787
Balance at end of period	$11,961	$11,001

Deposits

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. We regularly assess our funding needs, deposit pricing and interest rate outlooks. From December 31, 2019 to March 31, 2020, total deposits increased $95.6 million, or 5.2%, to $1.9 billion. Noninterest-bearing demand deposits decreased $4.7 million, or 1.5% to $321.2 million at March 31, 2020. The decrease in noninterest-bearing demand deposits was due to fluctuations in existing customer balances. Interest-bearing demand deposits increased $78.8 million, or 12.4%, to $714.7 million at March 31, 2020. The increase in interest-bearing demand deposits was primarily concentrated in public funds interest-bearing demand deposits. Savings deposits increased $10.2 million, or 7.6%, to $145.4 million at March 31, 2020, primarily related to increases in individual savings deposits. Time deposits increased $11.3 million, or 1.5%, to $767.4 million at March 31, 2020, primarily due to increases in public funds deposits.

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

As of March 31, 2020, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $535.8 million. At March 31, 2020, approximately $401.4 million of First Guaranty's certificates of deposit had a remaining term greater than one year.

The following table compares deposit categories for the periods indicated.

Total Deposits	For the Three Months Ended March 31,			For the Years Ended December 31,
	2020			2019			2018
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$312,160	16.8%	—%	$262,379	15.7%	—%	$252,531	16.3%	—
Interest-bearing Demand	647,432	34.7%	1.3%	592,113	35.4%	1.8%	556,528	35.9%	1.5%
Savings	145,024	7.8%	0.3%	115,682	6.9%	0.4%	111,134	7.2%	0.4%
Time	758,807	40.7%	2.4%	703,685	42.0%	2.4%	628,457	40.6%	1.7%
Total Deposits	$1,863,423	100.0%	1.5%	$1,673,859	100.0%	1.7%	$1,548,650	100.0%	1.3%

Individual and Business Deposits	For the Three Months Ended March 31,			For the Years Ended December 31,
	2020			2019			2018
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$300,577	24.7%	—%	$256,099	23.7%	—	$246,550	26.7%	—
Interest-bearing Demand	200,582	16.4%	1.0%	241,290	22.3%	1.4%	204,405	22.1%	1.1%
Savings	114,467	9.4%	0.1%	86,972	8.0%	0.1%	84,844	9.2%	0.1%
Time	603,236	49.5%	2.6%	498,521	46.0%	2.6%	388,623	42.0%	1.7%
Total Individual and Business Deposits	$1,218,862	100.0%	1.5%	$1,082,882	100.0%	1.5%	$924,422	100.0%	1.0%

Public Funds Deposits	For the Three Months Ended March 31,			For the Years Ended December 31,
	2020			2019			2018
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$11,583	1.8%	—%	$6,280	1.1%	—	$5,981	1.0%	—
Interest-bearing Demand	446,850	69.3%	1.5%	350,823	59.3%	2.0%	352,123	56.4%	1.8%
Savings	30,557	4.8%	1.1%	28,710	4.9%	1.6%	26,290	4.2%	1.4%
Time	155,571	24.1%	1.7%	205,164	34.7%	2.1%	239,834	38.4%	1.7%
Total Public Funds Deposits	$644,561	100.0%	1.5%	$590,977	100.0%	1.9%	$624,228	100.0%	1.7%

The following table sets forth the distribution of our time deposit accounts.

(in thousands)	March 31, 2020
Time deposits of less than $100,000	$231,590
Time deposits of $100,000 through $250,000	229,234
Time deposits of more than $250,000	306,528
Total Time Deposits	$767,352

The following table sets forth the maturity of the time deposits at March 31, 2020.

(in thousands)	March 31, 2020
Due in one year or less	$365,990
Due after one year through three years	163,861
Due after three years	237,501
Total Time Deposits	$767,352

At March 31, 2020, public funds deposits totaled $659.6 million compared to $610.7 million at December 31, 2019. Public funds time deposits totaled $160.6 million at March 31, 2020 compared to $146.4 million at December 31, 2019. Public funds deposits increased due to seasonal fluctuations. We have developed a program for the retention and management of public funds deposits. Since the end of 2012, we have maintained public funds deposits in excess of $400.0 million. These deposits are from public entities such as school districts, hospital districts, sheriff departments and municipalities. $512.2 million, or 78%, of these accounts at March 31, 2020, are under fiscal agency agreements with terms of three years or less. Deposits under fiscal agency agreements are generally stable but public entities may maintain the ability to negotiate term deposits on a specific basis including with other financial institutions. Four of these relationships account for 42% of public funds deposits that are under fiscal agency agreements. These deposits generally have stable balances as we maintain both operating accounts and time deposits for these entities. There is a seasonal component to public deposit levels associated with annual tax collections. Public funds will increase at the end of the year and during the first quarter. In addition to seasonal fluctuations, there are monthly fluctuations associated with internal payroll and short-term tax collection accounts for our public funds deposit accounts. Public funds deposit accounts are collateralized by FHLB letters of credit, by expanded reciprocal deposit insurance programs, by Louisiana municipal bonds and by eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac.

The following table sets forth public funds as a percent of total deposits.

(in thousands except for %)	March 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
Public Funds:
Noninterest-bearing Demand	$11,229	$9,944	$6,930	$4,828	$4,114
Interest-bearing Demand	456,448	424,732	364,692	389,788	324,356
Savings	31,282	29,570	26,903	20,539	20,116
Time	160,616	146,420	247,004	225,591	208,330
Total Public Funds	$659,575	$610,666	$645,529	$640,746	$556,916
Total Deposits	$1,948,605	$1,853,013	$1,629,622	$1,549,286	$1,326,181
Total Public Funds as a percent of Total Deposits	33.8%	33.0%	39.6%	41.4%	42.0%

Borrowings

First Guaranty maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. First Guaranty had $56.6 million in short-term borrowings outstanding at March 31, 2020 compared to $19.9 million at December 31, 2019. The short-term borrowings at March 31, 2020 were comprised of Federal Home Loan Bank advances of $50.0 million and repurchase agreements of $6.6 million. The rate on the $50.0 million FHLB short-term advance was 0.71% fixed for 11 months. First Guaranty has a line of credit for $6.5 million with another financial institution, with no outstanding balance at March 31, 2020. The Federal Home Loan Bank advance matures in February 2021 and was acquired in response to the Covid-19 crisis.

First Guaranty had senior long-term debt totaling $47.0 million as of March 31, 2020 and $48.6 million at December 31, 2019.

First Guaranty also had junior subordinated debentures totaling $14.7 million at March 31, 2020 and at December 31, 2019.

First Guaranty had $386.5 million in Federal Home Loan Bank letters of credit as of March 31, 2020 compared to $355.2 million at December 31, 2019. Federal Home Loan Bank letters of credit are obtained primarily for collateralizing public deposits.

Total Shareholders' Equity

Total shareholders' equity increased to $169.0 million at March 31, 2020 from $166.0 million at December 31, 2019. The increase in shareholders' equity was principally the result of an increase of $2.3 million in retained earnings along with an increase of $0.7 million in accumulated other comprehensive income. The $2.3 million increase in retained earnings was due to net income of $3.8 million during the three months ended March 31, 2020, partially offset by $1.6 million in cash dividends paid on shares of our common stock during the three months ended March 31, 2020. The increase in accumulated other comprehensive income was primarily attributed to the increase in unrealized gains on available for sale securities during the three months ended March 31, 2020.

Results of Operations for the Three Months Ended March 31, 2020 and 2019

Performance Summary

Three months ended March 31, 2020 compared to the three months ended March 31, 2019. Net income for the three months ended March 31, 2020 was $3.8 million, an increase of $0.7 million, or 22.1%, from $3.1 million for the three months ended March 31, 2019. The increase in net income for the three months ended March 31, 2020 as compared to the prior year period was the result of several factors. First Guaranty experienced an increase in interest income associated with loans and increased noninterest income, partially offset by an increase in the provision for loan losses, increased interest expense and increased noninterest expense. Loan interest income increased due to the continued growth in First Guaranty's loan portfolio, including the loans acquired in the fourth quarter of 2019 in the Union acquisition and an increase in the average yield on loans. Noninterest income increased primarily as a result of an increase in securities gains. Factors that partially offset this income include increased interest expense and noninterest expense. The provision for loan losses increased to provide for current loan losses and to maintain the allowance proportionate to risks inherent in the loan portfolio. The increase in interest expense was due to the acquired deposits from the Union acquisition and increased competition for deposits. Noninterest expense increased primarily due to expenses associated with the Union acquisition that included approximately $0.7 million in one-time merger related expenses, as well as expenses associated with additional compensation, occupancy and other operating expenses for the branch offices acquired in the Union acquisition. Earnings per common share for the three months ended March 31, 2020 was $0.39 per common share, an increase of 21.9% or $0.07 per common share from $0.32 per common share for the three months ended March 31, 2019 (as adjusted for the 10% common stock dividend in December 2019). Earnings per share was affected by the increase in earnings.

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

A financial institution's asset and liability structure is substantially different from that of a non-financial company, in that virtually all assets and liabilities are monetary in nature. Accordingly, changes in interest rates may have a significant impact on a financial institution's performance. The impact of interest rate changes depends on the sensitivity to the change of our interest-earning assets and interest-bearing liabilities. The effects of the changing interest rate environment in recent periods and our interest sensitivity position is discussed below.

Three months ended March 31, 2020 compared to the three months ended March 31, 2019. Net interest income for the three months ended March 31, 2020 and 2019 was $17.9 million and $14.6 million, respectively. The increase in net interest income for the three months ended March 31, 2020 as compared to the prior year period was primarily due to an increase in the average balance of our total interest-earning assets, a decrease in the average rate of our total interest-bearing liabilities and an increase in the average yield of our total interest-earning assets, partially offset by the increase in the average balance of our total interest-bearing liabilities. For the three months ended March 31, 2020, the average balance of our total interest-earning assets increased by $224.3 million to $2.0 billion, and the average yield of our interest-earning assets increased by ten basis points to 5.06% from 4.96% for the three months ended March 31, 2019. For the three months ended March 31, 2020, the average balance of our total interest-bearing liabilities increased by $175.6 million to $1.6 billion, and the average rate of our total interest-bearing liabilities decreased by 21 basis points to 1.85% from 2.06% for the three months ended March 31, 2019. As a result, our net interest rate spread increased 31 basis points to 3.21% for the three months ended March 31, 2020 from 2.90% for the three months ended March 31, 2019. Our net interest margin increased 28 basis points to 3.57% for the three months ended March 31, 2020 from 3.29% for the three months ended March 31, 2019.

Interest Income

Three months ended March 31, 2020 compared to the three months ended March 31, 2019. Interest income increased $3.5 million, or 15.8%, to $25.4 million for the three months ended March 31, 2020 as compared to the prior year period. First Guaranty continues to transition assets from lower yielding securities and interest-earning bank balances to higher yielding loans in order to increase interest income. The increase in interest income resulted primarily from an increase in the average balance of our total interest-earning assets along with an increase in the average yield of interest-earning assets. The average balance of our interest-earning assets increased $224.3 million to $2.0 billion for the three months ended March 31, 2020 as compared to the prior year period. The average yield of interest-earning assets increased by ten basis points to 5.06% for the three months ended March 31, 2020 compared to 4.96% for the three months ended March 31, 2019.

Interest income on securities decreased $0.1 million to $2.7 million for the three months ended March 31, 2020 as compared to the prior year period primarily as a result of a decrease in the average yield on securities. The average balance of securities increased $10.8 million to $413.7 million for the three months ended March 31, 2020 from $402.9 million for the three months ended March 31, 2019 due to an increase in the average balance of our corporate, mortgage-backed, U.S. Treasury and municipal securities. The average yield on securities decreased 21 basis points to 2.67% for the three months ended March 31, 2020 compared to 2.88% for the three months ended March 31, 2019 due to the decrease in market interest rates.

Interest income on loans increased $4.0 million, or 21.5%, to $22.5 million for the three months ended March 31, 2020 as compared to the prior year period as a result of an increase in the average balance of loans along with an increase in the average yield on loans. The average balance of loans (excluding loans held for sale) increased by $238.2 million to $1.5 billion for the three months ended March 31, 2020 from $1.3 billion for the three months ended March 31, 2019 as a result of new loan originations and acquired loans from the Union acquisition. The average yield on loans (excluding loans held for sale) increased by nine basis points to 5.96% for the three months ended March 31, 2020 from 5.87% for the three months ended March 31, 2019.

Interest Expense

Three months ended March 31, 2020 compared to the three months ended March 31, 2019. Interest expense increased $0.1 million, or 1.8%, to $7.5 million for the three months ended March 31, 2020 from $7.4 million for the three months ended March 31, 2019 due primarily to an increase in the average balance of interest-bearing liabilities. The average balance of interest-bearing liabilities, including the interest-bearing liabilities acquired in the Union acquisition, increased by $175.6 million during the three months ended March 31, 2020 to $1.6 billion as compared to the prior year period as a result of a $52.0 million increase in the average balance of time deposits, a $45.5 million increase in the average balance of borrowings, a $43.2 million increase in the average balance of interest-bearing demand deposits and a $34.9 million increase in the average balance of savings deposits. The average rate of interest-bearing demand deposits decreased by 58 basis points during the three months ended March 31, 2020 to 1.31% as compared to the prior year period. The decrease in the average rate on interest-bearing demand deposits was due to those deposits, primarily public funds NOW accounts and brokered money market deposits, whose rates are contractually tied to national index rates such as the U.S. Federal Funds rate or short-term U.S. Treasury rates. The average rate of time deposits increased 12 basis points during the three months ended March 31, 2020 to 2.42% as compared to the prior year period. The increase in the average rate and average balance of time deposits was due to the initiation of a deposit campaign by First Guaranty in order to fund future loan growth and diversify the deposit portfolio. First Guaranty initiated a deposit campaign in 2018 to grow time deposits generally with terms greater than two years. This strategy is designed to fund loan growth and increase long term funding for the Bank.

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

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(in thousands except for %)	Average Balance	Interest	Yield/Rate (6)	Average Balance	Interest	Yield/Rate (6)
Assets
Interest-earning assets:
Interest-earning deposits with banks(1)	$92,806	$235	1.02%	$117,438	$636	2.20%
Securities (including FHLB stock)	413,718	2,743	2.67%	402,908	2,857	2.88%
Federal funds sold	571	—	—%	516	—	—%
Loans held for sale	223	3	5.69%	417	8	7.78%
Loans, net of unearned income	1,514,573	22,457	5.96%	1,276,328	18,474	5.87%
Total interest-earning assets	2,021,891	$25,438	5.06%	1,797,607	$21,975	4.96%

Noninterest-earning assets:
Cash and due from banks	12,382			9,115
Premises and equipment, net	57,142			40,937
Other assets	34,010			12,318
Total Assets	$2,125,425			$1,859,977

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$647,432	$2,110	1.31%	$604,247	$2,811	1.89%
Savings deposits	145,024	116	0.32%	110,130	138	0.51%
Time deposits	758,807	4,560	2.42%	706,824	4,007	2.30%
Borrowings	80,046	728	3.66%	34,510	426	5.00%
Total interest-bearing liabilities	1,631,309	$7,514	1.85%	1,455,711	$7,382	2.06%

Noninterest-bearing liabilities:
Demand deposits	312,160			246,895
Other	11,058			6,771
Total Liabilities	1,954,527			1,709,377

Shareholders' equity	170,898			150,600
Total Liabilities and Shareholders' Equity	$2,125,425			$1,859,977
Net interest income		$17,924			$14,593

Net interest rate spread (2)			3.21%			2.90%
Net interest-earning assets (3)	$390,582			$341,896
Net interest margin (4), (5)			3.57%			3.29%

Average interest-earning assets to interest-bearing liabilities			123.94%			123.49%

(1)Includes Federal Reserve balances reporting in cash and due from banks on the consolidated balance sheets.
(2)Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)Net interest margin represents net interest income divided by average total interest-earning assets.
(5)The tax adjusted net interest margin was 3.57% and 3.30%for the above periods ended March 31, 2020 and 2019, respectively. A 21% tax rate was used to calculate the effect on securities income from tax exempt securities for the above periods ended March 31, 2020 and 2019, respectively.
(6)Annualized.

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

For the three months ended March 31, 2020, the provision for loan losses was $1.2 million compared to $0.8 million for the same period in 2019. The allowance for loan losses at March 31, 2020 was $12.0 million and was 0.77% of total loans. The increase in the provision was attributable to the increase in the loan portfolio and charge-offs not previously provided for. Total charge-offs were $0.3 million for the three months ended March 31, 2020 and $0.6 million for the same period in 2019.

We believe that the allowance is adequate to cover potential losses in the loan portfolio given the current economic conditions, and current expected net charge-offs and non-performing asset levels. We expect economic uncertainty to continue for several months which may result in additional increases to the allowance for loan losses in the future.
Noninterest Income

Our primary sources of recurring noninterest income are customer service fees, ATM and debit card fees, loan fees, gains on the sales of loans and available for sale securities and other service fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.

Noninterest income totaled $2.4 million for the three months ended March 31, 2020, an increase of $1.1 million from $1.3 million for the three months ended March 31, 2019. The increase was primarily due to increased gains on the sale of securities. Service charges, commissions and fees totaled $0.7 million for the three months ended March 31, 2020 and $0.6 million for the same period in 2019. ATM and debit card fees totaled $0.6 million for the three months ended March 31, 2020 and $0.5 million for the same period in 2019. Net securities gains were $0.5 million for the three months ended March 31, 2020 as compared to losses of $0.4 million for the same period in 2019. The gains on securities sales occurred as First Guaranty sold investment securities in order to fund loan growth. Net gains on the sale of loans were $16,000 for the three months ended March 31, 2020 and $11,000 for the same period in 2019. Other noninterest income totaled $0.6 million for the three months ended March 31, 2020 and 2019, respectively.

Noninterest Expense

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense and other types of expenses. Noninterest expense totaled $14.3 million for the three months ended March 31, 2020 and $11.2 million for the three months ended March 31, 2019. Salaries and benefits expense totaled $7.4 million for the three months ended March 31, 2020 and $6.0 million for the three months ended March 31, 2019. The increase was primarily due to the increase in personnel expense from the Union acquisition and new hires. Occupancy and equipment expense totaled $1.8 million for the three months ended March 31, 2020 and $1.5 million for the same period in 2019. The increase was primarily due to the new branches acquired in the Union acquisition. Other noninterest expense totaled $5.1 million for the three months ended March 31, 2020 and  $3.7 million for the three months ended March 31, 2019.

The following table presents, for the periods indicated, the major categories of other noninterest expense:

	Three Months Ended March 31,
(in thousands)	2020	2019
Other noninterest expense:
Legal and professional fees	$598	$472
Data processing	1,244	403
ATM fees	303	306
Marketing and public relations	224	357
Taxes - sales, capital, and franchise	335	272
Operating supplies	256	155
Software expense and amortization	408	303
Travel and lodging	239	214
Telephone	50	49
Amortization of core deposit intangibles	178	90
Donations	115	253
Net costs from other real estate and repossessions	90	80
Regulatory assessment	316	257
Other	711	510
Total other noninterest expense	$5,067	$3,721

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other non-deductible expenses and the statutory tax rate. The provision for income taxes for the three months ended March 31, 2020 and 2019 was $1.0 million and $0.8 million, respectively. The provision for income taxes increased due to an increase in income before income taxes. First Guaranty's statutory tax rate was 21.0% for the three months ended March 31, 2020 and 2019, respectively.

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

First Guaranty's cash and cash equivalents totaled $169.5 million at March 31, 2020 compared to $67.4 million at December 31, 2019. Loans maturing within one year or less at March 31, 2020 totaled $301.3 million. At March 31, 2020, time deposits maturing within one year or less totaled $366.0 million compared to $300.6 million at December 31, 2019. Time deposits maturing after one year through three years totaled $163.9 million at March 31, 2020 compared to $204.9 million at December 31, 2019. Time deposits maturing after three years totaled $237.5 million at March 31, 2020 compared to $250.6 million at December 31, 2019. First Guaranty increased interest-bearing deposits associated with brokered money market funds in order to increase on balance sheet liquidity. Approximately $50.0 million of additional brokered money market funds were acquired in order to manage uncertainty associated with the Covid-19 crisis. First Guaranty's held to maturity ("HTM") portfolio at March 31, 2020 was $0 compared to $86.6 million or 20.3% of the investment portfolio at December 31, 2019. First Guaranty's available for sale ("AFS") portfolio was $433.9 million or 100.0% of the investment portfolio as of March 31, 2020. The majority of the AFS portfolio was comprised of  U.S. Government Agencies, municipal bonds and investment grade corporate bonds. Management believes these securities are readily marketable and enhance First Guaranty's liquidity.

First Guaranty maintained a net borrowing capacity at the Federal Home Loan Bank totaling $111.7 million and $170.3 million at March 31, 2020 and December 31, 2019, respectively with $53.5 million in FHLB advances outstanding at March 31, 2020 compared to $16.6 million at December 31, 2019, respectively. The two advances outstanding at December 31, 2019 were comprised of a short-term advance acquired from the Union acquisition that totaled $14.0 million and a long-term advance that totaled $3.5 million. First Guaranty paid off the acquired short-term advance acquired from the Union acquisition in the first quarter of 2020. At March 31, 2020, First Guaranty maintained the $3.2 million long-term FHLB advance acquired from the Union acquisition and initiated a new $50.0 million short-term advance that was originated in response to the Covid-19 crisis. The rate on the $50.0 million FHLB short-term advance was 0.71% fixed for 11 months. The advance was done to increase on balance sheet liquidity in order to deal with uncertainty surrounding the Covid-19 crisis. The change in borrowing capacity with the Federal Home Loan Bank was due to changes in the value that First Guaranty receives on pledged collateral and due to First Guaranty's usage of the line. First Guaranty also has a discount window line with the Federal Reserve Bank. We also maintain federal funds lines of credit at various correspondent banks with borrowing capacity of $100.5 million and a revolving line of credit for $6.5 million secured by a pledge of the Bank's common stock, with no outstanding balance at March 31, 2020. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources

First Guaranty's capital position is reflected in shareholders' equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total shareholders' equity increased to $169.0 million at March 31, 2020 from $166.0 million at December 31, 2019. The increase in shareholders' equity was principally the result of an increase of $2.3 million in retained earnings along with an increase of $0.7 million in accumulated other comprehensive income. The $2.3 million increase in retained earnings was due to net income of $3.8 million during the three month period ended March 31, 2020, partially offset by $1.6 million in cash dividends paid on our common stock during the three months ended March 31, 2020. The increase in accumulated other comprehensive income was primarily attributed to the increase in unrealized gains on available for sale securities during the three months ended March 31, 2020.

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

In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements.  As of March 31, 2020, the Bank's capital conservation buffer was 3.94% exceeding the minimum of 2.50%.

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

In addition, as a result of the legislation, the federal banking agencies have developed a "Community Bank Leverage Ratio" (the ratio of a bank's Tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A "qualifying community bank" that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered "well capitalized" under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution's risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the new Community Bank Leverage Ratio at 9%. Pursuant to the CARES Act, the federal banking agencies in April 2020 issued interim final rules to set the Community Bank Leverage Ratio at 8% beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the Community Bank Leverage Ratio will increase to 8.5% for the calendar year. Community banks will have until Jan. 1, 2022, before the Community Bank Leverage Ratio requirement will return to 9%. A financial institution can elect to be subject to this new definition. The new rule took effect on January 1, 2020. The Bank did not elect to follow the Community Bank Leverage Ratio.

At March 31, 2020, we satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.

	"Well Capitalized Minimums"	As of March 31, 2020	As of December 31, 2019
Bank:
Tier 1 Leverage Ratio	5.00%	9.71%	10.44%
Tier 1 Risk-based Capital Ratio	8.00%	11.28%	11.96%
Total Risk-based Capital Ratio	10.00%	11.94%	12.61%
Common Equity Tier One Capital Ratio	6.50%	11.28%	11.96%

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

The following interest sensitivity analysis is one measurement of interest rate risk. This analysis reflects the contractual maturity characteristics of assets and liabilities over various time periods. This analysis does not factor in prepayments or interest rate floors on loans which may significantly change the report. This table includes nonaccrual loans in their respective maturity periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at March 31, 2020 illustrated below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

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

	March 31, 2020
	Interest Sensitivity Within
(in thousands except for %)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$524,851	$134,269	$659,120	$885,488	$1,544,608
Securities (including FHLB stock)	19,537	14,973	34,510	402,740	437,250
Federal Funds Sold	493	—	493	—	493
Other earning assets	148,894	—	148,894	—	148,894
Total earning assets	$693,775	$149,242	$843,017	$1,288,228	$2,131,245

Source of Funds:
Interest-bearing accounts:
Demand deposits	$714,705	$—	$714,705	$—	$714,705
Savings deposits	145,390	—	145,390	—	145,390
Time deposits	185,852	180,138	365,990	401,362	767,352
Short-term borrowings	—	50,000	50,000	6,171	56,171
Senior long-term debt	47,014	—	47,014	3,489	50,503
Junior subordinated debt	—	—	—	14,747	14,747
Noninterest-bearing, net	—	—	—	382,377	382,377
Total source of funds	$1,092,961	$230,138	$1,323,099	$808,146	$2,131,245

Period gap	$(399,186)	$(80,896)	$(480,082)	$480,082
Cumulative gap	$(399,186)	$(480,082)	$(480,082)	$—

Cumulative gap as a percent of earning assets	(18.7)%	(22.5)%	(22.5)%

Net interest income at risk measures the risk of a decline in earnings due to changes in interest rates. The first table below presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in the yield curve over a 12-month horizon at March 31, 2020. Shifts are measured in 100 basis point increments (+400 through -100 basis points) from base case. We do not present shifts less than 100 basis points because of the current low interest rate environment. The base case scenario encompasses key assumptions for asset/liability mix, loan and deposit growth, pricing, prepayment speeds, deposit decay rates, securities portfolio cash flows and reinvestment strategy and the market value of certain assets under the various interest rate scenarios. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous shocks are performed against that yield curve. The second table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from a gradual shift in the yield curve over a 12 month horizon.

Instantaneous Changes in Interest Rates (In Basis Points)	Percent Change In Net Interest Income
400	(0.98)%
300	(1.34)%
200	(1.79)%
100	(2.20)%
Base	—%
(25)	3.68%

Gradual Change in Interest Rates (In Basis Points)	Percent Change In Net Interest Income
400	(1.62)%
300	(1.33)%
200	(0.96)%
100	(0.39)%
Base	—%
(25)	2.26%

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

First Guaranty is subject to various legal proceedings in the normal course of its business. First Guaranty assesses its liabilities and contingencies in connection with outstanding legal proceedings. Where it is probable that First Guaranty will incur a loss and the amount of the loss can be reasonably estimated, First Guaranty records a liability in its consolidated financial statements. First Guaranty does not record a loss if the loss is not probable or the amount of the loss is not estimable. First Guaranty is a defendant in a lawsuit alleging overpayment of interest on a loan with a possible loss range of $0.0 million to $0.5 million. Judgment has been rendered against First Guaranty for the full amount, but First Guaranty is exercising its appeal rights. First Guaranty had an accrued liability of $0.1 million at March 31, 2020 related to this lawsuit. First Guaranty is also a defendant in a lawsuit alleging fault for a loss of funds by a customer with a possible loss range of $0.0 million to $1.5 million. No accrued liability has been recorded related to this lawsuit.

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

The economic impact of the COVID-19 outbreak could adversely affect our financial condition and results of operations.

In December 2019, a coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020 the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, more than 30 million people have filed claims for unemployment, and stock markets have declined in value and in particular bank stocks have significantly declined in value. In response to the COVID-19 outbreak, the Federal Reserve has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. States and certain federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•demand for our products and services may decline, making it difficult to grow assets and income;
•if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
•collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;
•a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;
•our cyber security risks are increased as the result of an increase in the number of employees working remotely;
•we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
•Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects.

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

FIRST GUARANTY BANCSHARES, INC.

Date: May 11, 2020	By: /s/ Alton B. Lewis
Alton B. Lewis
Principal Executive Officer

Date: May 11, 2020	By: /s/ Eric J. Dosch
Eric J. Dosch
Principal Financial Officer
Secretary and Treasurer