Form 10-Q
period 2020-09-30
First Guaranty Bancshares, Inc.
filed 2020-11-09
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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
Yes ☐ No ☒

As of November 6, 2020 the registrant had 9,741,253 shares of $1 par value common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.     Consolidated Financial Statements
FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents:
Cash and due from banks	$191,533	$66,511
Federal funds sold	773	914
Cash and cash equivalents	192,306	67,425

Investment securities:
Available for sale, at fair value	416,319	339,937
Held to maturity, at cost (estimated fair value of $0 and $86,817 respectively)	—	86,579
Investment securities	416,319	426,516

Federal Home Loan Bank stock, at cost	3,336	3,308
Loans held for sale	235	—

Loans, net of unearned income	1,788,716	1,525,490
Less: allowance for loan losses	14,588	10,929
Net loans	1,774,128	1,514,561

Premises and equipment, net	58,611	56,464
Goodwill	12,901	12,942
Intangible assets, net	6,819	7,166
Other real estate, net	3,341	4,879
Accrued interest receivable	16,287	8,412
Other assets	28,225	15,543
Total Assets	$2,512,508	$2,117,216

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$467,615	$325,888
Interest-bearing demand	807,946	635,942
Savings	176,525	135,156
Time	741,158	756,027
Total deposits	2,193,244	1,853,013

Short-term advances from Federal Home Loan Bank	50,000	13,079
Repurchase agreements	6,895	6,840
Accrued interest payable	5,358	6,047
Long-term advances from Federal Home Loan Bank	3,404	3,533
Senior long-term debt	43,926	48,558
Junior subordinated debentures	14,767	14,737
Other liabilities	10,103	5,374
Total Liabilities	2,327,697	1,951,181

Shareholders' Equity
Common stock:
$1 par value - authorized 100,600,000 shares; issued 9,741,253 shares	9,741	9,741
Surplus	110,836	110,836
Retained earnings	52,798	43,283
Accumulated other comprehensive income	11,436	2,175
Total Shareholders' Equity	184,811	166,035
Total Liabilities and Shareholders' Equity	$2,512,508	$2,117,216
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2020	2019	2020	2019
Interest Income:
Loans (including fees)	$22,519	$19,263	$67,420	$57,665
Deposits with other banks	51	872	348	2,461
Securities (including FHLB stock)	2,605	1,959	8,162	7,381
Federal funds sold	—	—	—	1
Total Interest Income	25,175	22,094	75,930	67,508

Interest Expense:
Demand deposits	1,291	2,504	4,645	8,146
Savings deposits	62	127	210	407
Time deposits	4,139	4,358	13,137	12,721
Borrowings	644	392	2,136	1,226
Total Interest Expense	6,136	7,381	20,128	22,500

Net Interest Income	19,039	14,713	55,802	45,008
Less: Provision for loan losses	1,545	1,727	4,626	4,148
Net Interest Income after Provision for Loan Losses	17,494	12,986	51,176	40,860

Noninterest Income:
Service charges, commissions and fees	652	707	1,852	1,928
ATM and debit card fees	818	579	2,233	1,686
Net gains (losses) on securities	789	29	2,631	(387)
Net gains on sale of loans	679	1,307	974	1,371
Other	612	557	1,612	1,528
Total Noninterest Income	3,550	3,179	9,302	6,126

Noninterest Expense:
Salaries and employee benefits	7,254	6,012	22,189	18,120
Occupancy and equipment expense	1,922	1,423	5,616	4,438
Other	5,342	3,875	14,806	11,582
Total Noninterest Expense	14,518	11,310	42,611	34,140

Income Before Income Taxes	6,526	4,855	17,867	12,846
Less: Provision for income taxes	1,344	1,008	3,676	2,654
Net Income	$5,182	$3,847	$14,191	$10,192

Per Common Share: (1)
Earnings	$0.53	$0.40	$1.46	$1.05
Cash dividends paid	$0.16	$0.15	$0.48	$0.44

Weighted Average Common Shares Outstanding	9,741,253	9,687,123	9,741,253	9,687,123
See Notes to Consolidated Financial Statements

(1) All share and per share amounts have been restated to reflect the ten percent stock dividend paid December 16, 2019 to shareholders of record as of December 9, 2019.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net Income	$5,182	$3,847	$14,191	$10,192
Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains arising during the period	2,336	621	14,254	10,746
Reclassification adjustments for (gains) losses included in net income	(789)	(29)	(2,631)	387
Reclassification of OTTI losses included in net income	50	—	100	—
Change in unrealized gains on securities	1,597	592	11,723	11,133
Tax impact	(335)	(124)	(2,462)	(2,338)
Other comprehensive income	1,262	468	9,261	8,795
Comprehensive Income	$6,444	$4,315	$23,452	$18,987
 See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

	Common Stock $1 Par	Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
(in thousands, except per share data)
Balance December 31, 2018 (1)	$9,687	$109,788	$34,947	$(7,138)	$147,284
Net income	—	—	10,192	—	10,192
Other comprehensive income	—	—	—	8,795	8,795
Cash dividends on common stock ($0.44 per share)(1)	—	—	(4,227)	—	(4,227)
Balance September 30, 2019 (unaudited)	$9,687	$109,788	$40,912	$1,657	$162,044

Balance December 31, 2019	$9,741	$110,836	$43,283	$2,175	$166,035
Net income	—	—	14,191	—	14,191
Other comprehensive income	—	—	—	9,261	9,261
Cash dividends on common stock ($0.48 per share)	—	—	(4,676)	—	(4,676)
Balance September 30, 2020 (unaudited)	$9,741	$110,836	$52,798	$11,436	$184,811
See Notes to Consolidated Financial Statements

(1) All share and per share amounts have been restated to reflect the ten percent stock dividend paid December 16, 2019 to shareholders of record as of December 9, 2019.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash Flows From Operating Activities
Net income	$14,191	$10,192
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,626	4,148
Depreciation and amortization	2,512	2,218
Amortization/Accretion of investments	2,245	873
(Gain) loss on sale/call of securities	(2,631)	387
Other Than Temporary Impairment Charge on Securities	100	—
(Gain) loss on sale of assets	(966)	(1,305)
Repossessed asset write downs, gains and losses on dispositions	869	105
FHLB stock dividends	(28)	(44)
Net (increase) decrease in loans held for sale	(235)	344
Change in other assets and liabilities, net	(6,365)	4,433
Net Cash Provided By Operating Activities	14,318	21,351

Cash Flows From Investing Activities
Proceeds from maturities, calls and sales of HTM securities	34,022	17,946
Proceeds from maturities, calls and sales of AFS securities	577,801	244,411
Funds Invested in AFS securities	(589,619)	(116,443)
Net increase in loans	(276,143)	(73,041)
Purchase of premises and equipment	(4,272)	(7,947)
Proceeds from sales of premises and equipment	80	5
Proceeds from sales of other real estate owned	988	365
Net Cash (Used In) Provided By Investing Activities	(257,143)	65,296

Cash Flows From Financing Activities
Net increase (decrease) in deposits	340,136	(29,211)
Net increase in federal funds purchased and short-term borrowings	36,976	—
Repayment of long-term borrowings	(4,730)	(2,206)
Dividends paid	(4,676)	(4,227)
Net Cash Provided By (Used In) Financing Activities	367,706	(35,644)

Net Increase In Cash and Cash Equivalents	124,881	51,003
Cash and Cash Equivalents at the Beginning of the Period	67,425	127,965
Cash and Cash Equivalents at the End of the Period	$192,306	$178,968

Noncash Activities:
Acquisition of real estate in settlement of loans	$319	$2,704
Transfer of securities from HTM to AFS	$52,553	$—

Cash Paid During The Period:
Interest on deposits and borrowed funds	$20,817	$21,159
Federal income taxes	$4,808	$2,750
State income taxes	$25	$23

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations at September 30, 2020 and for the three and nine month periods ended September 30, 2020 and 2019 are not necessarily indicative of the results expected for the full year or any other interim period. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and the valuation of investment securities.

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

Note 3. Merger Transaction

Effective at the close of business on November 7, 2019, First Guaranty completed its acquisition of 100% of the outstanding shares of Union Bancshares, Incorporated, a Louisiana corporation ("Union"), a single bank holding company headquartered in Marksville, Louisiana and its wholly owned subsidiary, Union Bank for $43.4 million in cash. This acquisition allowed First Guaranty to expand its presence into the Central Louisiana market area. The purchase price resulted in approximately $9.4 million in goodwill and $4.2 million in core deposit intangible, none of which is deductible for tax purposes.

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

(in thousands)	Union Bancshares, Incorporated

Cash and due from banks	$20,063
Securities available for sale	38,813
Loans	184,344
Premises and equipment	7,223
Goodwill	9,428
Intangible assets	4,213
Other real estate	1,595
Other assets	9,480
Total assets acquired	$275,159

Deposits	205,078
FHLB borrowings	16,617
Repurchase agreements	6,863
Other liabilities	3,218
Total liabilities assumed	$231,776
Net assets acquired	$43,383

Note 4. Securities

A summary comparison of securities by type at September 30, 2020 and December 31, 2019 is shown below.

	September 30, 2020				December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasuries	$43,700	$—	$—	$43,700	$—	$—	$—	$—
U.S. Government Agencies	—	—	—	—	16,380	15	(2)	16,393
Corporate debt securities	186,515	9,458	(723)	195,250	94,561	1,110	(302)	95,369
Municipal bonds	30,863	1,651	(3)	32,511	30,297	1,870	(14)	32,153
Collateralized mortgage obligations	5,428	136	(4)	5,560	16,400	40	(43)	16,397
Mortgage-backed securities	135,338	3,963	(3)	139,298	179,546	317	(238)	179,625
Total available for sale securities	$401,844	$15,208	$(733)	$416,319	$337,184	$3,352	$(599)	$339,937

Held to maturity:
U.S. Government Agencies	$—	$—	$—	$—	$18,175	$—	$(32)	$18,143
Municipal bonds	—	—	—	—	5,107	182	—	5,289
Mortgage-backed securities	—	—	—	—	63,297	200	(112)	63,385
Total held to maturity securities	$—	$—	$—	$—	$86,579	$382	$(144)	$86,817

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

The scheduled maturities of securities at September 30, 2020, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to calls or prepayments. Mortgage-backed securities are not due at a single maturity because of amortization and potential prepayment of the underlying mortgages. For this reason they are presented separately in the maturity table below.

	At September 30, 2020
(in thousands)	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$61,441	$61,631
Due after one year through five years	78,391	82,244
Due after five years through 10 years	106,088	111,699
Over 10 years	15,158	15,887
Subtotal	261,078	271,461
Collateralized mortgage obligations	5,428	5,560
Mortgage-backed securities	135,338	139,298
Total available for sale securities	$401,844	$416,319

Held to maturity:
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through 10 years	—	—
Over 10 years	—	—
Subtotal	—	—
Mortgage-backed securities	—	—
Total held to maturity securities	$—	$—

At September 30, 2020, $206.7 million of First Guaranty's securities were pledged to secure public funds deposits and borrowings. The pledged securities had a market value of $206.7 million as of September 30, 2020.

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at September 30, 2020.

				At September 30, 2020
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	3	$43,700	$—	—	$—	$—	3	$43,700	$—
U.S. Government Agencies	—	—	—	—	—	—	—	—	—
Corporate debt securities	28	13,741	(514)	7	1,693	(209)	35	15,434	(723)
Municipal bonds	3	198	(3)	—	—	—	3	198	(3)
Collateralized mortgage obligations	3	741	(4)	—	—	—	3	741	(4)
Mortgage-backed securities	9	185	(3)	—	—	—	9	185	(3)
Total available for sale securities	46	$58,565	$(524)	7	$1,693	$(209)	53	$60,258	$(733)

Held to maturity:
U.S. Government Agencies	—	$—	$—	—	$—	$—	—	$—	$—
Municipal bonds	—	—	—	—	—	—	—	—	—
Mortgage-backed securities	—	—	—	—	—	—	—	—	—
Total held to maturity securities	—	$—	$—	—	$—	$—	—	$—	$—

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

As of September 30, 2020, 53 of First Guaranty's debt securities had unrealized losses totaling 1.2% of the individual securities' amortized cost basis and 0.2% of First Guaranty's total amortized cost basis of the investment securities portfolio. Seven of the 53 securities had been in a continuous loss position for over 12 months at such date. The seven securities had an aggregate amortized cost basis of $1.9 million and an unrealized loss of $0.2 million at September 30, 2020. Management has the intent and ability to hold these debt securities until maturity or until anticipated recovery.

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

Corporate debt securities in a loss position consist primarily of corporate bonds issued by businesses in the financial, insurance, utility, manufacturing, industrial, consumer products and oil and gas industries. There was one security with an other-than-temporary impairment loss at September 30, 2020. First Guaranty believes that the remaining issuers will be able to fulfill the obligations of these securities based on evaluations described above. First Guaranty has the ability and intent to hold these securities until they recover, which could be at their maturity dates.

There was one other-than-temporary impairment loss of $100,000 recognized on securities during the nine months ended September 30, 2020. The security had an original book balance of $0.1 million and was in default. First Guaranty's analysis of the company and the current market value of the security resulted in the determination that a write down was warranted.

The following table presents a roll-forward of the amount of credit losses on debt securities held by First Guaranty for which a portion of OTTI was recognized in other comprehensive income for the nine months ended September 30, 2020 and 2019:

(in thousands)	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Beginning balance of credit losses at end of prior year	$—	$60
Other-than-temporary impairment credit losses on securities not previously OTTI	100	—
Increases for additional credit losses on securities previously determined to be OTTI	—	—
Reduction for increases in cash flows	—	—
Reduction due to credit impaired securities sold or fully settled	—	(60)
Ending balance of cumulative credit losses recognized in earnings at end of period	$100	$—

In the first nine months of 2020 there was no other-than-temporary impairment credit losses on securities for which we had previously recognized OTTI. For securities that have indications of credit related impairment, management analyzes future expected cash flows to determine if any credit related impairment is evident. Estimated cash flows are determined using management's best estimate of future cash flows based on specific assumptions. The assumptions used to determine the cash flows were based on estimates of loss severity and credit default probabilities. Management reviews reports from credit rating agencies and public filings of issuers.

At September 30, 2020, First Guaranty's exposure to bond issuers that exceeded 10% of shareholders' equity is below:

	At September 30, 2020
(in thousands)	Amortized Cost	Fair Value
U.S. Government Treasuries (U.S.)	$43,700	$43,700
Federal Home Loan Bank (FHLB)	—	—
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	58,043	59,741
Federal National Mortgage Association (Fannie Mae-FNMA)	75,198	77,407
Federal Farm Credit Bank (FFCB)	—	—
Total	$176,941	$180,848

Note 5. Loans

The following table summarizes the components of First Guaranty's loan portfolio as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$153,969	8.6%	$172,247	11.3%
Farmland	27,732	1.5%	22,741	1.5%
1- 4 Family	273,687	15.3%	289,635	18.9%
Multifamily	41,295	2.3%	23,973	1.6%
Non-farm non-residential	761,674	42.4%	616,536	40.3%
Total Real Estate	1,258,357	70.1%	1,125,132	73.6%
Non-Real Estate:
Agricultural	35,625	2.0%	26,710	1.8%
Commercial and industrial	378,926	21.1%	268,256	17.5%
Consumer and other	121,226	6.8%	108,868	7.1%
Total Non-Real Estate	535,777	29.9%	403,834	26.4%
Total Loans Before Unearned Income	1,794,134	100.0%	1,528,966	100.0%
Unearned income	(5,418)		(3,476)
Total Loans Net of Unearned Income	$1,788,716		$1,525,490

The following table summarizes fixed and floating rate loans by contractual maturity, excluding nonaccrual loans, as of September 30, 2020 and December 31, 2019 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	September 30, 2020			December 31, 2019
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$178,559	$73,993	$252,552	$205,596	$104,859	$310,455
More than one to five years	677,486	365,968	1,043,454	509,455	286,131	795,586
More than five to 15 years	157,746	84,513	242,259	147,502	65,713	213,215
Over 15 years	144,770	85,809	230,579	143,695	51,612	195,307
Subtotal	$1,158,561	$610,283	1,768,844	$1,006,248	$508,315	1,514,563
Nonaccrual loans			25,290			14,403
Total Loans Before Unearned Income			1,794,134			1,528,966
Unearned income			(5,418)			(3,476)
Total Loans Net of Unearned Income			$1,788,716			$1,525,490

As of September 30, 2020, $275.8 million of floating rate loans were at their interest rate floor. At December 31, 2019, $153.3 million of floating rate loans were at their interest rate floor. Nonaccrual loans have been excluded from these totals.

The following tables present the age analysis of past due loans at September 30, 2020 and December 31, 2019:

	As of September 30, 2020
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$903	$1,183	$2,086	$151,883	$153,969	$520
Farmland	4,178	1,286	5,464	22,268	27,732	429
1- 4 family	7,543	7,837	15,380	258,307	273,687	2,677
Multifamily	801	370	1,171	40,124	41,295	370
Non-farm non-residential	5,094	14,414	19,508	742,166	761,674	843
Total Real Estate	18,519	25,090	43,609	1,214,748	1,258,357	4,839
Non-Real Estate:
Agricultural	109	4,078	4,187	31,438	35,625	144
Commercial and industrial	2,713	1,391	4,104	374,822	378,926	599
Consumer and other	900	459	1,359	119,867	121,226	146
Total Non-Real Estate	3,722	5,928	9,650	526,127	535,777	889
Total Loans Before Unearned Income	$22,241	$31,018	$53,259	$1,740,875	$1,794,134	$5,728
Unearned income					(5,418)
Total Loans Net of Unearned Income					$1,788,716

	As of December 31, 2019
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$760	$429	$1,189	$171,058	$172,247	$48
Farmland	6	1,274	1,280	21,461	22,741	—
1- 4 family	8,521	3,682	12,203	277,432	289,635	923
Multifamily	—	—	—	23,973	23,973	—
Non-farm non-residential	11,279	6,249	17,528	599,008	616,536	1,603
Total Real Estate	20,566	11,634	32,200	1,092,932	1,125,132	2,574
Non-Real Estate:
Agricultural	310	4,800	5,110	21,600	26,710	—
Commercial and industrial	2,801	342	3,143	265,113	268,256	15
Consumer and other	794	266	1,060	107,808	108,868	50
Total Non-Real Estate	3,905	5,408	9,313	394,521	403,834	65
Total Loans Before Unearned Income	$24,471	$17,042	$41,513	$1,487,453	$1,528,966	$2,639
Unearned income					(3,476)
Total Loans Net of Unearned Income					$1,525,490

The tables above include $25.3 million and $14.4 million of nonaccrual loans at September 30, 2020 and December 31, 2019, respectively. See the tables below for more detail on nonaccrual loans.

The following is a summary of nonaccrual loans by class at the dates indicated:

(in thousands)	As of September 30, 2020	As of December 31, 2019
Real Estate:
Construction & land development	$663	$381
Farmland	857	1,274
1- 4 family	5,160	2,759
Multifamily	—	—
Non-farm non-residential	13,571	4,646
Total Real Estate	20,251	9,060
Non-Real Estate:
Agricultural	3,934	4,800
Commercial and industrial	792	327
Consumer and other	313	216
Total Non-Real Estate	5,039	5,343
Total Nonaccrual Loans	$25,290	$14,403

The following table identifies the credit exposure of the loan portfolio, including loans acquired with deteriorated credit quality, by specific credit ratings as of the dates indicated:

	As of September 30, 2020					As of December 31, 2019
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Construction & land development	$147,144	$5,794	$1,031	$—	$153,969	$163,808	$6,180	$2,259	$—	$172,247
Farmland	23,151	564	4,017	—	27,732	18,223	3,177	1,341	—	22,741
1- 4 family	254,816	5,524	13,347	—	273,687	271,392	4,751	13,492	—	289,635
Multifamily	31,427	1,881	7,987	—	41,295	16,025	805	7,143	—	23,973
Non-farm non-residential	713,565	25,990	21,025	1,094	761,674	589,800	7,743	18,993	—	616,536
Total Real Estate	1,170,103	39,753	47,407	1,094	1,258,357	1,059,248	22,656	43,228	—	1,125,132
Non-Real Estate:
Agricultural	30,419	947	4,259	—	35,625	21,529	48	5,133	—	26,710
Commercial and industrial	349,417	25,761	3,748	—	378,926	262,416	1,199	4,641	—	268,256
Consumer and other	120,068	359	799	—	121,226	108,618	180	70	—	108,868
Total Non-Real Estate	499,904	27,067	8,806	—	535,777	392,563	1,427	9,844	—	403,834
Total Loans Before Unearned Income	$1,670,007	$66,820	$56,213	$1,094	1,794,134	$1,451,811	$24,083	$53,072	$—	1,528,966
Unearned income					(5,418)					(3,476)
Total Loans Net of Unearned Income					$1,788,716					$1,525,490

Purchased Impaired Loans

As part of the acquisition of Union Bancshares, Incorporated on November 7, 2019 and Premier Bancshares, Inc. on June 16, 2017, First Guaranty purchased credit impaired loans for which there was, at acquisition, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows at September 30, 2020 and December 31, 2019.

(in thousands)	As of September 30, 2020	As of December 31, 2019
Real Estate:
Construction & land development	$394	$526
Farmland	—	—
1- 4 family	4,140	6,402
Multifamily	920	—
Non-farm non-residential	2,404	2,294
Total Real Estate	7,858	9,222
Non-Real Estate:
Agricultural	—	—
Commercial and industrial	1,048	1,198
Consumer and other	—	—
Total Non-Real Estate	1,048	1,198
Total	$8,906	$10,420

For those purchased loans disclosed above, there was no allowance for loan losses at September 30, 2020 or December 31, 2019.

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

The accretable yield, or income expected to be collected, on the purchased loans above is as follows for the nine months ended September 30, 2020 and 2019.

(in thousands)	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Balance, beginning of period	$3,647	$613
Acquisition accretable yield	30	—
Accretion	(537)	(746)
Net transfers from nonaccretable difference to accretable yield	—	498
Balance, end of period	$3,140	$365

Note 6. Allowance for Loan Losses

A summary of changes in the allowance for loan losses, by portfolio type, for the nine months ended September 30, 2020 and 2019 are as follows:

	For the Nine Months Ended September 30,
	2020					2019
(in thousands)	Beginning Allowance (12/31/2019)	Charge-offs	Recoveries	Provision	Ending Allowance (9/30/2020)	Beginning Allowance (12/31/2018)	Charge-offs	Recoveries	Provision	Ending Allowance (9/30/2019)
Real Estate:
Construction & land development	$423	$(265)	$—	$300	$458	$581	$—	$—	$(58)	$523
Farmland	50	—	—	330	380	41	—	—	5	46
1- 4 family	1,027	(108)	38	291	1,248	911	(522)	35	408	832
Multifamily	1,038	—	—	(245)	793	1,318	—	—	(323)	995
Non-farm non-residential	5,277	(517)	19	2,866	7,645	4,771	(845)	5	1,715	5,646
Total Real Estate	7,815	(890)	57	3,542	10,524	7,622	(1,367)	40	1,747	8,042
Non-Real Estate:
Agricultural	95	(60)	25	97	157	339	(40)	—	(177)	122
Commercial and industrial	1,909	(240)	66	1,219	2,954	1,909	(598)	21	671	2,003
Consumer and other	1,110	(573)	648	(290)	895	891	(931)	181	1,922	2,063
Unallocated	—	—	—	58	58	15	—	—	(15)	—
Total Non-Real Estate	3,114	(873)	739	1,084	4,064	3,154	(1,569)	202	2,401	4,188
Total	$10,929	$(1,763)	$796	$4,626	$14,588	$10,776	$(2,936)	$242	$4,148	$12,230

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio and by recoveries. The result is an allocation of the loan loss reserve from one category to another.

A summary of the allowance and loans, including loans acquired with deteriorated credit quality, individually and collectively evaluated for impairment are as follows:

	As of September 30, 2020
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Individually Evaluated for Purchased Credit-Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Individually Evaluated for Purchased Credit-Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$—	$—	$458	$458	$—	$394	$153,575	$153,969
Farmland	—	—	380	380	543	—	27,189	27,732
1- 4 family	—	—	1,248	1,248	520	4,140	269,027	273,687
Multifamily	—	—	793	793	—	920	40,375	41,295
Non-farm non-residential	2,372	—	5,273	7,645	15,741	2,404	743,529	761,674
Total Real Estate	2,372	—	8,152	10,524	16,804	7,858	1,233,695	1,258,357
Non-Real Estate:
Agricultural	—	—	157	157	2,607	—	33,018	35,625
Commercial and industrial	613	—	2,341	2,954	2,218	1,048	375,660	378,926
Consumer and other	—	—	895	895	—	—	121,226	121,226
Unallocated	—	—	58	58	—	—	—	—
Total Non-Real Estate	613	—	3,451	4,064	4,825	1,048	529,904	535,777
Total	$2,985	$—	$11,603	$14,588	$21,629	$8,906	$1,763,599	1,794,134
Unearned Income								(5,418)
Total Loans Net of Unearned Income								$1,788,716

	As of December 31, 2019
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Individually Evaluated for Purchased Credit-Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Individually Evaluated for Purchased Credit-Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$—	$—	$423	$423	$—	$526	$171,721	$172,247
Farmland	—	—	50	50	543	—	22,198	22,741
1- 4 family	34	—	993	1,027	1,058	6,402	282,175	289,635
Multifamily	—	—	1,038	1,038	—	—	23,973	23,973
Non-farm non-residential	1,879	—	3,398	5,277	12,120	2,294	602,122	616,536
Total Real Estate	1,913	—	5,902	7,815	13,721	9,222	1,102,189	1,125,132
Non-Real Estate:
Agricultural	—	—	95	95	4,030	—	22,680	26,710
Commercial and industrial	111	—	1,798	1,909	2,981	1,198	264,077	268,256
Consumer and other	—	—	1,110	1,110	—	—	108,868	108,868
Unallocated	—	—	—	—	—	—	—	—
Total Non-Real Estate	111	—	3,003	3,114	7,011	1,198	395,625	403,834
Total	$2,024	$—	$8,905	$10,929	$20,732	$10,420	$1,497,814	1,528,966
Unearned Income								(3,476)
Total loans net of unearned income								$1,525,490

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

The following is a summary of impaired loans, excluding loans acquired with deteriorated credit quality, by class as of the date indicated:

	As of September 30, 2020
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$—	$—	$—	$—	$—	$—
Farmland	543	552	—	543	—	—
1- 4 family	520	536	—	531	—	—
Multifamily	—	—	—	—	—	—
Non-farm non-residential	6,197	6,197	—	6,143	90	75
Total Real Estate	7,260	7,285	—	7,217	90	75
Non-Real Estate:
Agricultural	2,607	2,687	—	2,608	—	—
Commercial and industrial	735	734	—	889	38	34
Consumer and other	—	—	—	—	—	—
Total Non-Real Estate	3,342	3,421	—	3,497	38	34
Total Impaired Loans with no related allowance	10,602	10,706	—	10,714	128	109

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
1- 4 family	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Non-farm non-residential	9,544	9,843	2,372	10,454	325	279
Total Real Estate	9,544	9,843	2,372	10,454	325	279
Non-Real Estate:
Agricultural	—	—	—	—	—	—
Commercial and industrial	1,483	1,483	613	1,500	70	43
Consumer and other	—	—	—	—	—	—
Total Non-Real Estate	1,483	1,483	613	1,500	70	43
Total Impaired Loans with an allowance recorded	11,027	11,326	2,985	11,954	395	322

Total Impaired Loans	$21,629	$22,032	$2,985	$22,668	$523	$431

	As of December 31, 2019
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$—	$—	$—	$—	$—	$—
Farmland	543	552	—	550	—	—
1- 4 family	541	541	—	544	27	22
Multifamily	—	—	—	—	—	—
Non-farm non-residential	8,307	8,307	—	9,940	673	688
Total Real Estate	9,391	9,400	—	11,034	700	710
Non-Real Estate:
Agricultural	4,030	4,186	—	4,031	12	—
Commercial and industrial	1,962	1,962	—	1,788	81	67
Consumer and other	—	—	—	—	—	—
Total Non-Real Estate	5,992	6,148	—	5,819	93	67
Total Impaired Loans with no related allowance	15,383	15,548	—	16,853	793	777

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
1- 4 family	517	517	34	522	—	—
Multifamily	—	—	—	—	—	—
Non-farm non-residential	3,813	4,162	1,879	4,134	194	212
Total Real Estate	4,330	4,679	1,913	4,656	194	212
Non-Real Estate:
Agricultural	—	—	—	—	—	—
Commercial and industrial	1,019	1,019	111	1,039	81	77
Consumer and other	—	—	—	—	—	—
Total Non-Real Estate	1,019	1,019	111	1,039	81	77
Total Impaired Loans with an allowance recorded	5,349	5,698	2,024	5,695	275	289

Total Impaired Loans	$20,732	$21,246	$2,024	$22,548	$1,068	$1,066

Troubled Debt Restructurings

A troubled debt restructuring ("TDR") is considered such if the lender for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. The modifications to First Guaranty's TDRs are generally concessions on either the interest rate charged or the amortization. The effect of the modifications to First Guaranty would be a reduction in interest income. First Guaranty restructured one loan that is considered a TDR in the nine months ended September 30, 2020. At September 30, 2020 First Guaranty had one outstanding TDR.

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

The following table identifies the TDRs as of September 30, 2020 and December 31, 2019:

	September 30, 2020				December 31, 2019
	Accruing Loans				Accruing Loans
(in thousands)	Current	30-89 Days Past Due	Nonaccrual	Total TDRs	Current	30-89 Days Past Due	Nonaccrual	Total TDRs
Real Estate:
Construction & land development	$—	$—	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—	—	—
1- 4 family	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Non-farm non-residential	—	—	3,613	3,613	—	—	—	—
Total Real Estate	—	—	3,613	3,613	—	—	—	—
Non-Real Estate:
Agricultural	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
Total Non-Real Estate	—	—	—	—	—	—	—	—
Total	$—	$—	$3,613	$3,613	$—	$—	$—	$—

The following table discloses TDR activity for the nine months ended September 30, 2020.

Troubled Debt Restructured Loans Activity
Nine Months Ended September 30, 2020
(in thousands)	Beginning balance December 31, 2019	New TDRs	Charge-offs post-modification	Transferred to ORE	Paydowns	Construction to permanent financing	Restructured to market terms	Other adjustments	Ending balance September 30, 2020
Real Estate:
Construction & land development	$—	$—	$—	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—	—	—	—
1- 4 family	—	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—	—
Non-farm non-residential	—	3,613	—	—	—	—	—	—	3,613
Total Real Estate	—	3,613	—	—	—	—	—	—	3,613
Non-Real Estate:
Agricultural	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—	—
Total Non-Real Estate	—	—	—	—	—	—	—	—	—
Total	$—	$3,613	$—	$—	$—	$—	$—	—	$3,613

Note 7. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to impairment testing. Other intangible assets continue to be amortized over their useful lives. First Guaranty's goodwill is the difference in purchase price over the fair value of net assets acquired from its acquisition of Homestead Bancorp in 2007, Premier Bancshares, Inc. in 2017 and Union Bancshares, Incorporated in 2019. Goodwill totaled $12.9 million at September 30, 2020, a decrease of $41,000, or 0.3%, compared to December 31, 2019. No impairment charges have been recognized on First Guaranty's intangible assets since acquisition. Loan servicing assets increased $0.2 million to $0.8 million at September 30, 2020 compared to December 31, 2019. Other intangible assets recorded include core deposit intangibles, which are subject to amortization. The weighted-average amortization period remaining for First Guaranty's core deposit intangibles is 10.2 years at September 30, 2020. The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions.

In accordance with ASC Topic 350, Intangibles - Goodwill and Other, during the third quarter of 2020, we evaluated recent potential triggering events that might be indicators that our goodwill was impaired. The events include, among others, the economic disruption and uncertainty surrounding the COVID-19 pandemic and the significant decline in our stock price. Based on our evaluation, we concluded that our goodwill was not impaired as of September 30, 2020.

Note 8. Other Real Estate (ORE)

Other real estate owned consists of the following at the dates indicated:

(in thousands)	September 30, 2020	December 31, 2019
Real Estate Owned Acquired by Foreclosure:
Residential	$147	$559
Construction & land development	486	669
Non-farm non-residential	3,180	3,651
Total Other Real Estate Owned and Foreclosed Property	3,813	4,879
Allowance	(472)	—
Net Other Real Estate Owned and Foreclosed Property	$3,341	$4,879

Other real estate owned had a net carrying amount of $3.3 million which is made up of the outstanding balance of $3.8 million net of a valuation allowance of $0.5 million at September 30, 2020.

Loans secured by one-to-four family residential properties in the process of foreclosure totaled $1.3 million as of September 30, 2020.

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

Below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at September 30, 2020 and December 31, 2019:

Contract Amount

(in thousands)	September 30, 2020	December 31, 2019
Commitments to Extend Credit	$161,170	$117,826
Unfunded Commitments under lines of credit	$155,830	$148,127
Commercial and Standby letters of credit	$11,758	$11,258

First Guaranty currently has one new facility under construction with a total construction commitment of $11.4 million of which $9.6 million has been incurred as of September 30, 2020.

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

While the final outcome of legal proceedings is inherently uncertain, based on information currently available as of September 30, 2020, any incremental liability arising from First Guaranty's legal proceedings in excess of any liability accrued will not have a material adverse effect on First Guaranty's financial position or results of operations.

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified within Level 3 in First Guaranty's portfolio as of September 30, 2020 includes corporate debt and municipal securities.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	September 30, 2020	December 31, 2019
Available for Sale Securities Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$43,700	$—
Level 2: Significant Other Observable Inputs	367,962	330,539
Level 3: Significant Unobservable Inputs	4,657	9,398
Securities available for sale measured at fair value	$416,319	$339,937

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

The change in Level 1 securities available for sale from December 31, 2019 to September 30, 2020 was due to a net increase in Treasury bills of $43.7 million. The change in Level 2 securities available for sale from December 31, 2019 to September 30, 2020 was due principally to transfer of mortgage-backed and municipal securities from the held for sale to available for sale portfolio and the transfer of securities between Level 2 and 3. $6.8 million in corporate securities and $1.4 million in municipal securities were transferred from Level 3 to Level 2 from December 31, 2019 to September 30, 2020. There were no transfers between Level 1 and 2 securities available for sale from December 31, 2019 to September 30, 2020.

The following table reconciles assets measured at fair value on a recurring basis using unobservable inputs (Level 3):

Level 3 Changes
(in thousands)	September 30, 2020
Balance, beginning of year	$9,398
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	(168)
Purchases, sales, issuances and settlements, net	3,627
Transfers in and/or out of Level 3	(8,200)
Balance as of end of period	$4,657

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held as of September 30, 2020.

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of September 30, 2020 and December 31, 2019, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At September 30, 2020	At December 31, 2019
Impaired Loans - Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	—	—
Level 3: Significant Unobservable Inputs	8,043	4,046
Impaired loans measured at fair value	$8,043	$4,046

Other Real Estate Owned - Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	2,740	4,158
Level 3: Significant Unobservable Inputs	601	721
Other real estate owned measured at fair value	$3,341	$4,879

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

Other Unrecognized Financial Instruments.

The fair value of commitments to extend credit is estimated using the fees charged to enter into similar legally binding agreements, taking into account the remaining terms of the agreements and customers' credit ratings. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. Noninterest-bearing deposits are held at cost. The fair values of letters of credit are based on fees charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2020 and December 31, 2019 the fair value of guarantees under commercial and standby letters of credit was not material.

The carrying amounts and estimated fair values of financial instruments at September 30, 2020 were as follows:

		Fair Value Measurements at September 30, 2020 Using
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets
Cash and due from banks	$191,533	$191,533	$—	$—	$191,533
Federal funds sold	773	773	—	—	773
Securities, available for sale	416,319	43,700	367,962	4,657	416,319
Loans held for sale	235	—	—	235	235
Loans, net	1,774,128	—	—	1,808,607	1,808,607
Cash surrender value of BOLI	5,392	—	—	5,392	5,392
Accrued interest receivable	16,287	—	—	16,287	16,287

Liabilities
Deposits	$2,193,244	$—	$—	$2,207,412	2,207,412
Short-term advances from Federal Home Loan Bank	50,000	—	—	50,000	50,000
Repurchase agreements	6,895	—	—	6,895	6,895
Accrued interest payable	5,358	—	—	5,358	5,358
Long-term advances from Federal Home Loan Bank	3,404	—	—	3,404	3,404
Senior long-term debt	43,926	—	—	43,956	43,956
Junior subordinated debentures	14,767	—	—	15,088	15,088

The carrying amounts and estimated fair values of financial instruments at December 31, 2019 were as follows:

		Fair Value Measurements at December 31, 2019 Using
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets
Cash and due from banks	$66,511	$66,511	$—	$—	$66,511
Federal funds sold	914	914	—	—	914
Securities, available for sale	339,937	—	330,539	9,398	339,937
Securities, held for maturity	86,579	—	86,817	—	86,817
Loans, net	1,514,561	—	—	1,515,277	1,515,277
Cash surrender value of BOLI	5,288	—	—	5,288	5,288
Accrued interest receivable	8,412	—	—	8,412	8,412

Liabilities
Deposits	$1,853,013	$—	$—	$1,863,179	1,863,179
Short-term advances from Federal Home Loan Bank	13,079	—	—	13,079	13,079
Repurchase agreements	6,840	—	—	6,840	6,840
Accrued interest payable	6,047	—	—	6,047	6,047
Long-term advances from Federal Home Loan Bank	3,533	—	—	3,533	3,533
Senior long-term debt	48,558	—	—	48,599	48,599
Junior subordinated debentures	14,737	—	—	14,762	14,762

There is no material difference between the contract amount and the estimated fair value of off-balance sheet items that are primarily comprised of short-term unfunded loan commitments that are generally at market prices.

Note 12. COVID-19

The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments, including in Louisiana and Texas, have ordered businesses and individuals to modify their normal practices. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 pandemic began, millions of people have filed claims for unemployment, and the stock market has been volatile and in particular bank stocks have significantly declined in value. Certain industries have been particularly adversely affected, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences.

As of October 31, 2020, both Louisiana and Texas are in a Phase 3 process for managing the pandemic which continues many limitations on how businesses must operate. First Guaranty continues to keep the majority of its locations open with certain modifications to our business practices. First Guaranty places a high priority on ensuring the safety and health of its customers and employees and has instituted social distancing protocols and enhanced cleaning measures as part of its operations. First Guaranty provided its employees with COVID-19 related financial bonuses and continues to provide support for employees working additional hours or relocated to alternative locations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of First Guaranty's financial condition and results of operations is intended to highlight the significant factors affecting First Guaranty's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data at September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly First Guaranty's financial position and results of operations for such periods.

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

Third Quarter and Nine Months Ended September 30, 2020 Financial Overview

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

Financial highlights for the third quarter and nine months ended September 30, 2020 are as follows:

•Total assets increased $395.3 million, or 18.7%, to $2.5 billion at September 30, 2020 when compared with December 31, 2019. Total loans at September 30, 2020 were $1.8 billion, an increase of $263.2 million, or 17.3%, compared with December 31, 2019. Total deposits were $2.2 billion at September 30, 2020, an increase of $340.2 million, or 18.4%, compared with December 31, 2019. Retained earnings were $52.8 million at September 30, 2020, an increase of $9.5 million compared to $43.3 million at December 31, 2019. Shareholders' equity was $184.8 million and $166.0 million at September 30, 2020 and December 31, 2019, respectively.

•Net income for the third quarter of 2020 and 2019 was $5.2 million and $3.8 million, respectively. Net income for the nine months ended September 30, 2020 was $14.2 million compared to $10.2 million for the nine months ended September 30, 2019.

•Earnings per common share were $0.53 and $0.40 for the third quarter of 2020 and 2019, respectively, and $1.46 and $1.05 for the nine months ended September 30, 2020 and 2019, respectively. Total weighted average shares outstanding were 9,741,253 and 9,687,123 for the nine months ended September 30, 2020 and 2019, respectively.

•The allowance for loan losses was 0.82% of total loans at September 30, 2020 compared to 0.72% at December 31, 2019. First Guaranty had acquisition related loan discounts that totaled approximately $2.4 million at September 30, 2020. First Guaranty also had $111.1 million of SBA guaranteed PPP loans that have no related allowance due to the consideration of the government guarantee in accordance with regulatory guidance. The allowance for loan losses would be approximately 1.0% of total loans if the calculation removed the SBA guaranteed PPP loans and included the acquisition loan discounts in the allowance total.

•First Guaranty undertook several COVID-19 related actions that began in the first quarter of 2020 and have continued to impact the third quarter of 2020. First Guaranty increased on-balance sheet liquidity by approximately $100 million prior to March 31, 2020 through borrowings with the FHLB and brokered deposits. These borrowings remain at September 30, 2020. First Guaranty is participating in the SBA Paycheck Protection Program ("PPP") under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The CARES Act authorized the SBA to guarantee loans under a new 7(a) loan program known as the PPP. As a qualified SBA lender, we were automatically authorized to originate PPP loans. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. As of September 30, 2020, First Guaranty has funded over 900 loans under the SBA PPP program that total approximately $111.1 million. Fees generated by the SBA PPP program were over $3.4 million. $0.6 million in fees were recognized in the third quarter of 2020. $1.8 million in fees are deferred as of September 30, 2020. First Guaranty also waived service related charges and other fees for several weeks following the onset of the COVID-19 crisis.

•First Guaranty originally granted loan deferments to over 1,000 loans that totaled approximately $590 million as part of its COVID-19 related actions at the end of the first quarter and during the second quarter of 2020. These deferments were typically for 90 days. As of October 31, 2020, approximately $31.0 million of these loans remain on deferral status.

•Net interest income for the third quarter of 2020 was $19.0 million compared to $14.7 million for the same period in 2019. Net interest income for the nine months ended September 30, 2020 was $55.8 million compared to $45.0 million for the nine months ended September 30, 2019.

•The provision for loan losses for the third quarter of 2020 was $1.5 million compared to $1.7 million for the same period in 2019. The provision for loan losses for the nine months ended September 30, 2020 was $4.6 million compared to $4.1 million for the nine months ended September 30, 2019. First Guaranty's loan loss allowance balance has increased 33.5% since December 31, 2019.

•First Guaranty charged down and increased the reserve for other real estate owned totaling $0.8 million in the third quarter of 2020. First Guaranty had a total valuation allowance of $0.5 million at September 30, 2020.

•Noninterest income for the third quarter of 2020 was $3.6 million compared to $3.2 million for the same period in 2019. Noninterest income for the nine months ended September 30, 2020 was $9.3 million compared to $6.1 million for the nine months ended September 30, 2019.

•The net interest margin for the three months ended September 30, 2020 was 3.24% which was a decrease of 11 basis points from the net interest margin of 3.35% for the same period in 2019. The net interest margin for the nine months ended September 30, 2020 was 3.39% which was an increase of two basis points from the net interest margin of 3.37% for the same period in 2019. First Guaranty attributed the decrease in the net interest margin in the third quarter of 2020 due to the significant actions related to COVID-19 that impacted balance sheet composition for both assets and liabilities along with decreased rates on assets and liabilities. First Guaranty attributed the increase in the net interest margin for the nine months ended September 30, 2020 compared to the same period in 2019 was due to an improved mix of loans compared to securities, lower cost deposits acquired from the Union acquisition which was partially offset by the significant COVID-19 actions noted above. Loans as a percentage of average interest earning assets increased to 73.3% at September 30, 2020 compared to 72.0% at September 30, 2019.

•Investment securities totaled $416.3 million at September 30, 2020, a decrease of $10.2 million when compared to $426.5 million at December 31, 2019. First Guaranty expanded its corporate securities portfolio by approximately $100 million as part of a plan to improve earnings and provide interest income protection from a decline in interest rates. The fair value of the corporate securities portfolio improved during the third quarter of 2020 and had a net unrealized gain of approximately $8.7 million at September 30, 2020. Gains on the sale of securities for the third quarter of 2020 were $0.8 million compared to $29,000 for the same period in 2019. Gains on the sale of securities for the nine months ended September 30, 2020 were $2.6 million compared to losses of $0.4 million for the nine months ended September 30, 2019. At September 30, 2020, available for sale securities, at fair value, totaled $416.3 million, an increase of $76.4 million when compared to $339.9 million at December 31, 2019. At September 30, 2020, held to maturity securities, at amortized cost, totaled $0 as compared to $86.6 million at December 31, 2019. First Guaranty terminated its held to maturity securities portfolio in the first quarter of 2020 following the sale of certain securities previously designated as held to maturity.

•Total loans net of unearned income were $1.8 billion, a net increase of $263.2 million from December 31, 2019. Total loans net of unearned income are reduced by the allowance for loan losses which totaled $14.6 million at September 30, 2020 and $10.9 million at December 31, 2019, respectively.

•Total impaired loans increased $0.9 million to $21.6 million at September 30, 2020 compared to $20.7 million at December 31, 2019.

•Nonaccrual loans increased $10.9 million to $25.3 million at September 30, 2020 compared to $14.4 million at December 31, 2019.

•First Guaranty is a smaller reporting company and has delayed the adoption of ASU 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments."

•Return on average assets for the three months ended September 30, 2020 and 2019 was 0.84%. Return on average assets for the nine months ended September 30, 2020 and 2019 was 0.82% and 0.74%, respectively. Return on average common equity for the three months ended September 30, 2020 and 2019 was 11.14% and 9.43%, respectively. Return on average common equity for the nine months ended September 30, 2020 and 2019 was 10.71% and 8.71%, respectively. Return on average assets is calculated by dividing annualized net income by average assets. Return on average common equity is calculated by dividing annualized net income by average common equity.

•Book value per common share was $18.97 as of September 30, 2020 compared to $16.73 as of September 30, 2019 adjusted for the stock dividend. The increase in book value was due primarily to an increase in retained earnings and accumulated other comprehensive income ("AOCI"). AOCI is comprised of unrealized gains and losses on available for sale securities.

•First Guaranty's Board of Directors declared cash dividends of $0.16 per common share in the third quarter of 2020 and $0.16 in the third quarter of 2019, which was the equivalent of $0.15 per common share after adjusting for the 10% common stock dividend paid in December 2019. First Guaranty has paid 109 consecutive quarterly dividends as of September 30, 2020.

•First Guaranty has terminated its At-The-Market Equity Offering program ("ATM Offering"). First Guaranty has not sold any shares of common stock under the ATM Offering during the nine months ended September 30, 2020 and 2019. First Guaranty renewed its shelf registration in the Fourth Quarter of 2020.

•First Guaranty completed the data conversion associated with the Union Bancshares, Incorporated acquisition. Total one-time merger related costs were $0.7 million for the nine months ended September 30, 2020. The data conversion was completed on March 27, 2020.

•First Guaranty currently has one new facility under construction in order to facilitate future expansion. This construction commitment totals $11.4 million with $9.6 million incurred as of September 30, 2020.

•Subsequent event to September 30, 2020. First Guaranty, in furtherance of the strategy adopted in March 2020, initiated a plan to manage for economic uncertainty by converting unrealized gains in the securities portfolio to realized gains in the Fourth Quarter of 2020. First Guaranty sold approximately $140 million in mortgage backed securities and $150 million in corporate securities. The settlement of these securities is ongoing in the Fourth Quarter. First Guaranty estimates that pre-tax realized gains were generated between $11.0 million to $12.0 million. First Guaranty plans to reinvest the proceeds in securities, loans and to reduce borrowings.

Financial Condition

Changes in Financial Condition from December 31, 2019 to September 30, 2020

Assets

Total assets at September 30, 2020 were $2.5 billion, an increase of $395.3 million, or 18.7%, from December 31, 2019. Assets increased primarily due to increases in cash and cash equivalents of $124.9 million and net loans of $259.6 million, partially offset by a decrease in investment securities of $10.2 million at September 30, 2020 compared to December 31, 2019.

Loans

Net loans increased $259.6 million, or 17.1%, to $1.8 billion at September 30, 2020 from December 31, 2019. Non-farm non-residential loan balances increased $145.1 million primarily due to new originations and the transition of construction and land development loans to permanent financing in the first quarter of 2020. Commercial and industrial loans increased $110.7 million primarily due to new originations associated with the SBA PPP lending program that occurred in the second quarter of 2020. Multifamily loans increased $17.3 million primarily due to the conversion of existing construction loans to permanent financing. Consumer and other loans increased $12.4 million primarily due to new originations including First Guaranty's COVID-19 relief loan program. Commercial and equipment leases totaling $76.1 million at September 30, 2020 are included in consumer and other loans. Agricultural loans increased $8.9 million due to seasonal activity. Farmland loans increased $5.0 million primarily due to increases on agricultural loan commitments. Construction and land development loans decreased $18.3 million principally due to paydowns and the conversion of interim construction loans to permanent financing that occurred in the first quarter of 2020. One-to four-family residential loans decreased $15.9 million primarily due to paydowns. First Guaranty had approximately 5.8% of funded and 2.3% of unfunded commitments in our loan portfolio to businesses engaged in support or service activities for oil and gas operations. First Guaranty had $241.8 million in loans related to our Texas markets at September 30, 2020. Syndicated loans at September 30, 2020 were $63.1 million, of which $32.8 million were shared national credits. Syndicated loans increased $23.2 million during the first nine months of 2020 from $39.9 million at December 31, 2019.

As of September 30, 2020, 70.1% of our loan portfolio was secured by real estate. The largest portion of our loan portfolio, at 42.4% as of September 30, 2020, was non-farm non-residential loans secured by real estate. Approximately 34.5% of the loan portfolio was based on a floating rate tied to the prime rate or LIBOR as of September 30, 2020. 73.3% of the loan portfolio is scheduled to mature within five years from September 30, 2020.

Net loans are reduced by the allowance for loan losses which totaled $14.6 million at September 30, 2020 and $10.9 million at December 31, 2019. Loan charge-offs were $1.8 million during the first nine months of 2020 and $2.9 million during the same period in 2019. Recoveries totaled $0.8 million during the first nine months of 2020 and $0.2 million during the same period in 2019. The provision for loan losses totaled $4.6 million for the first nine months of 2020 and $4.1 million for the same period in 2019. See Note 5 of the Notes to Consolidated Financial Statements for more information on loans and Note 6 for more information on the allowance for loan losses.

Investment Securities

Investment securities at September 30, 2020 totaled $416.3 million, a decrease of $10.2 million compared to $426.5 million at December 31, 2019. The entire investment portfolio consisted of securities designated as available for sale at September 30, 2020. First Guaranty terminated its held to maturity portfolio in the first quarter of 2020 following the sale of certain securities previously designated as held to maturity. We purchase securities for our investment portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and meet pledging requirements for public funds and borrowings.

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

Our available for sale securities portfolio totaled $416.3 million at September 30, 2020, an increase of $76.4 million, or 22.5%, compared to $339.9 million at December 31, 2019. The increase was primarily due to the purchase of corporate securities and U.S. Treasury securities and the transfer of securities from the held to maturity portfolio, offset by called bonds and the sale of securities. First Guaranty expanded its corporate securities portfolio at the end of the first quarter and into the second quarter of 2020 in order to provide earnings and liquidity during the COVID-19 pandemic. Corporate securities have increased $99.9 million since December 31, 2019.

We had no held to maturity securities portfolio at September 30, 2020 as compared to $86.6 million at December 31, 2019. The decrease was primarily due to the transfer of $52.6 million in securities to the available for sale portfolio, along with the sale of $18.2 million in U.S. Government agency securities, $13.5 million in mortgage-backed securities and the continued amortization of our mortgage-backed securities.

At September 30, 2020, $61.6 million, or 14.8%, of the securities portfolio was scheduled to mature in less than one year. $82.2 million, or 19.8%, of the securities portfolio, not including collateralized mortgage obligations and mortgage-backed securities, were scheduled to mature between one and five years. $111.7 million, or 26.8%, of the securities portfolio, not including collateralized mortgage obligations and mortgage-backed securities, were scheduled to mature between five and ten years. Securities, not including collateralized mortgage obligations and mortgage-backed securities, with contractual maturity dates over 10 years totaled $15.9 million, or 3.8%, of the total securities portfolio at September 30, 2020. The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates. Prepayments of mortgages that collateralize mortgage-backed securities also affect the maturity of the securities portfolio. Based on internal forecasts as of September 30, 2020, management believes that the securities portfolio has a forecasted weighted average life of approximately 3.5 years based on the current interest rate environment. A parallel interest rate shock of 400 basis points is forecasted to increase the weighted average life of the portfolio to approximately 5.1 years. The portfolio had an estimated effective duration of 2.6 years at September 30, 2020.

There was one credit related other-than-temporary impairment of securities losses in the amount of $100,000 recognized during the nine months ended September 30, 2020 and none recognized during the nine months ended September 30, 2019.

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

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

(in thousands)	September 30, 2020	December 31, 2019
Nonaccrual loans:
Real Estate:
Construction and land development	$663	$381
Farmland	857	1,274
1- 4 family	5,160	2,759
Multifamily	—	—
Non-farm non-residential	13,571	4,646
Total Real Estate	20,251	9,060
Non-Real Estate:
Agricultural	3,934	4,800
Commercial and industrial	792	327
Consumer and other	313	216
Total Non-Real Estate	5,039	5,343
Total nonaccrual loans	25,290	14,403

Loans 90 days and greater delinquent & accruing:
Real Estate:
Construction and land development	520	48
Farmland	429	—
1- 4 family	2,677	923
Multifamily	370	—
Non-farm non-residential	843	1,603
Total Real Estate	4,839	2,574
Non-Real Estate:
Agricultural	144	—
Commercial and industrial	599	15
Consumer and other	146	50
Total Non-Real Estate	889	65
Total loans 90 days and greater delinquent & accruing	5,728	2,639

Total non-performing loans	31,018	17,042

Real Estate Owned:
Construction and land development	486	669
Farmland	—	—
1- 4 family	147	559
Multifamily	—	—
Non-farm non-residential	2,708	3,651
Total Real Estate Owned	3,341	4,879

Total non-performing assets	$34,359	$21,921

Non-performing assets to total loans	1.92%	1.44%
Non-performing assets to total assets	1.37%	1.04%
Non-performing loans to total loans	1.73%	1.12%

At September 30, 2020, nonperforming assets totaled $34.4 million, or 1.37% of total assets, compared to $21.9 million, or 1.04%, of total assets at December 31, 2019, which represented an increase of $12.4 million, or 56.7%. The increase in non-performing assets occurred as a result of several factors.

Nonaccrual loans increased from $14.4 million at December 31, 2019 to $25.3 million at September 30, 2020. The increase in nonaccrual loans was concentrated primarily in non-farm non-residential and one-to four-family loans. Nonperforming assets included $3.9 million in loans with a government guarantee. These are structured as net loss guarantees in which up to 90% of loss exposure is covered.

At September 30, 2020, loans 90 days or greater delinquent and still accruing totaled $5.7 million, an increase of $3.1 million compared to $2.6 million at December 31, 2019. The increase in loans 90 days or greater delinquent and still accruing was concentrated primarily in one-to four-family residential loans. One-to-four family loans in the 90 day category included loans acquired from the Union acquisition that have contractually matured but have not been renewed due to operations issues following the acquisition. First Guaranty expects to satisfactorily renew the majority of these acquired loans and return them to performing status.

Other real estate owned decreased from $4.9 million at December 31, 2019 to $3.3 million at September 30, 2020. First Guaranty established a reserve for other real estate owned losses in the third quarter. This reserve totaled $0.5 million at September 30, 2020.

At September 30, 2020, our largest non-performing assets were comprised of the following nonaccrual loans and other real estate owned: (1) a non-farm non-residential loan relationship secured by commercial real estate that totaled $5.9 million; (2) a non-farm non-residential loan secured by a hotel that totaled $3.6 million; (3) a $2.2 million non-farm non-residential property included in other real estate owned; (4) a non-farm non-residential loan secured by commercial real estate that totaled $1.9 million; (5) a non-farm non-residential loan secured by a sports facility that totaled $1.3 million which has a partial government guarantee; (6) an agricultural/ farmland loan relationship that totaled $1.1 million; (7) an agricultural loan relationship that totaled $1.0 million; and (8) an agricultural/ farmland loan relationship that totaled $1.0 million. The agricultural loans are partially guaranteed by the USDA Farm Service Agency.

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

The following is a summary of loans restructured as TDRs At September 30, 2020 and December 31, 2019:

(in thousands)	September 30, 2020	December 31, 2019
Restructured Loans:
In Compliance with Modified Terms	$—	$—
Past Due 30 through 89 days and still accruing	—	—
Past Due 90 days and greater and still accruing	—	—
Nonaccrual	3,613	—
Restructured Loans that subsequently defaulted	—	—
Total Restructured Loans	$3,613	$—

At September 30, 2020, we had one outstanding TDR which was a $3.6 million non-farm non-residential loan secured by commercial real estate that is on nonaccrual. The restructuring of this loan was related to interest rate and amortization concessions. The loan is secured by a hotel facility. This loan was not eligible for a CARES act modification.

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

The allowance for loan losses was $14.6 million, or 0.82% of total loans, and 47.0% of nonperforming loans at September 30, 2020.

Comparing September 30, 2020 to December 31, 2019, there were changes within the specific components of the allowance balance.

A provision for loan losses of $4.6 million was made during the nine months ended September 30, 2020 as compared to $4.1 million for the same period in 2019. The provisions made were taken to provide for current loan losses and to maintain the allowance proportionate to risks inherent in the loan portfolio. First Guaranty’s loan loss calculation method incorporates risk factors in the loan portfolio and the composition of the loan portfolio affects the final allowance calculation.

The loan portfolio composition shifts in the first nine months of 2020 that primarily affected the allocation of the allowance included the following:

•The loan portfolio risks that changed and affected the allocation of the allowance were due to the adjustments of certain qualitative factors to take into account the impact of COVID-19 and related economic conditions on borrowers' ability to repay loans and for allocations to impaired loans within their respective categories. First Guaranty increased allocations within its qualitative and quantitative factors to account for potential COVID-19 related losses.

•Commercial and industrial loans increased during the second quarter of 2020. The majority of the increase was associated with SBA guaranteed PPP loans which do not have an allowance balance associated with them.

•First Guaranty continues to monitor the acquired loans from the Union acquisition on November 7, 2019. Discounts on the acquired Union loans were approximately $2.4 million at September 30, 2020.

•Construction and land development loans declined during the first quarter of 2020 as several loans transitioned to permanent financing. The majority of these loans are now included in the non-farm non-residential category as of September 30, 2020.

•Non-farm non-residential loans increased during the first nine months of 2020 primarily due to the transition of several loans to permanent financing.

First Guaranty charged off $1.8 million in loan balances during the first nine months of 2020. The charged-off loan balances were concentrated in five loan relationships which totaled $1.0 million or 55.0% of the total charged off amount during the nine months ended September 30, 2020. The details of the $1.0 million in charged off loans were as follows:

1.First Guaranty charged off $0.1 million on a purchased consumer loan pool during the first nine months of 2020. This pool had a remaining principal balance of $1.0 million at September 30, 2020.

2.First Guaranty charged off $0.3 million on a non-farm non-residential loan relationship during the third quarter of 2020. This relationship had a remaining principal balance of $5.9 million at September 30, 2020.

3.First Guaranty charged off $0.3 million on a construction and land development loan during the third quarter of 2020. This loan had a remaining principal balance of $0.3 million at September 30, 2020.

4.First Guaranty charged off $0.2 million on a non-farm non-residential loan during the third quarter of 2020. This loan had a remaining principal balance of $0.1 million at September 30, 2020.

5.First Guaranty charged off $0.1 million on a one-to four-family residential loan during the third quarter of 2020. This loan had a remaining principal balance of $0.5 million at September 30, 2020.

6.Smaller loans and overdrawn deposit accounts comprised the remaining $0.8 million of charge-offs for the first nine months of 2020.

Other information related to the allowance for loan losses is as follows:

(in thousands)	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Loans:
Average outstanding balance	$1,613,847	$1,286,859
Balance at end of period	$1,788,716	$1,292,911

Allowance for Loan Losses:
Balance at beginning of year	$10,929	$10,776
Charge-offs	(1,763)	(2,936)
Recoveries	796	242
Provision	4,626	4,148
Balance at end of period	$14,588	$12,230

Deposits

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. We regularly assess our funding needs, deposit pricing and interest rate outlooks. From December 31, 2019 to September 30, 2020, total deposits increased $340.2 million, or 18.4%, to $2.2 billion. Noninterest-bearing demand deposits increased $141.7 million, or 43.5%, to $467.6 million at September 30, 2020. The increase in noninterest-bearing demand deposits was due to economic conditions associated with the CARES Act and the SBA PPP program. First Guaranty consumer and business customers have increased their deposits due to the receipt of stimulus funds and proceeds from SBA PPP program loans. Interest-bearing demand deposits increased $172.0 million, or 27.0%, to $807.9 million at September 30, 2020. The increase in interest-bearing demand deposits was primarily concentrated in individual and business interest-bearing demand deposits. Savings deposits increased $41.4 million, or 30.6%, to $176.5 million at September 30, 2020, primarily related to increases in individual savings deposits. Time deposits decreased $14.9 million, or 2.0%, to $741.2 million at September 30, 2020, primarily due to decreases in business deposits.

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

As of September 30, 2020, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $517.5 million. At September 30, 2020, approximately $368.3 million of First Guaranty's certificates of deposit had a remaining term greater than one year.

The following table compares deposit categories for the periods indicated.

Total Deposits	For the Nine Months Ended September 30,			For the Years Ended December 31,
	2020			2019			2018
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$381,967	19.0%	—%	$262,379	15.7%	—%	$252,531	16.3%	—
Interest-bearing Demand	692,760	34.4%	0.9%	592,113	35.4%	1.8%	556,528	35.9%	1.5%
Savings	159,433	7.9%	0.2%	115,682	6.9%	0.4%	111,134	7.2%	0.4%
Time	778,325	38.7%	2.3%	703,685	42.0%	2.4%	628,457	40.6%	1.7%
Total Deposits	$2,012,485	100.0%	1.2%	$1,673,859	100.0%	1.7%	$1,548,650	100.0%	1.3%

Individual and Business Deposits	For the Nine Months Ended September 30,			For the Years Ended December 31,
	2020			2019			2018
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$371,054	27.2%	—%	$256,099	23.7%	—	$246,550	26.7%	—
Interest-bearing Demand	256,125	18.8%	1.0%	241,290	22.3%	1.4%	204,405	22.1%	1.1%
Savings	124,612	9.2%	0.1%	86,972	8.0%	0.1%	84,844	9.2%	0.1%
Time	610,997	44.8%	2.5%	498,521	46.0%	2.6%	388,623	42.0%	1.7%
Total Individual and Business Deposits	$1,362,788	100.0%	1.3%	$1,082,882	100.0%	1.5%	$924,422	100.0%	1.0%

Public Funds Deposits	For the Nine Months Ended September 30,			For the Years Ended December 31,
	2020			2019			2018
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$10,913	1.7%	—%	$6,280	1.1%	—	$5,981	1.0%	—
Interest-bearing Demand	436,635	67.2%	0.8%	350,823	59.3%	2.0%	352,123	56.4%	1.8%
Savings	34,821	5.4%	0.5%	28,710	4.9%	1.6%	26,290	4.2%	1.4%
Time	167,328	25.7%	1.3%	205,164	34.7%	2.1%	239,834	38.4%	1.7%
Total Public Funds Deposits	$649,697	100.0%	0.9%	$590,977	100.0%	1.9%	$624,228	100.0%	1.7%

The following table sets forth the distribution of our time deposit accounts.

(in thousands)	September 30, 2020
Time deposits of less than $100,000	$223,670
Time deposits of $100,000 through $250,000	254,747
Time deposits of more than $250,000	262,741
Total Time Deposits	$741,158

The following table sets forth the maturity of the time deposits at September 30, 2020.

(in thousands)	September 30, 2020
Due in one year or less	$372,864
Due after one year through three years	199,891
Due after three years	168,403
Total Time Deposits	$741,158

At September 30, 2020, public funds deposits totaled $675.1 million compared to $610.7 million at December 31, 2019. Public funds time deposits totaled $168.5 million at September 30, 2020 compared to $146.4 million at December 31, 2019. Public funds deposits increased due to seasonal fluctuations. We have developed a program for the retention and management of public funds deposits. Since the end of 2012, we have maintained public funds deposits in excess of $400.0 million. These deposits are from public entities such as school districts, hospital districts, sheriff departments and municipalities. The majority of these funds are under fiscal agency agreements with terms of three years or less. Deposits under fiscal agency agreements are generally stable but public entities may maintain the ability to negotiate term deposits on a specific basis including with other financial institutions. These deposits generally have stable balances as we maintain both operating accounts and time deposits for these entities. There is a seasonal component to public deposit levels associated with annual tax collections. Public funds will increase at the end of the year and during the first quarter. In addition to seasonal fluctuations, there are monthly fluctuations associated with internal payroll and short-term tax collection accounts for our public funds deposit accounts. Public funds deposit accounts are collateralized by FHLB letters of credit, by expanded reciprocal deposit insurance programs, by Louisiana municipal bonds and by eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac.

The following table sets forth public funds as a percent of total deposits.

(in thousands except for %)	September 30, 2020	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
Public Funds:
Noninterest-bearing Demand	$10,600	$9,944	$6,930	$4,828	$4,114
Interest-bearing Demand	458,382	424,732	364,692	389,788	324,356
Savings	37,570	29,570	26,903	20,539	20,116
Time	168,546	146,420	247,004	225,591	208,330
Total Public Funds	$675,098	$610,666	$645,529	$640,746	$556,916
Total Deposits	$2,193,244	$1,853,013	$1,629,622	$1,549,286	$1,326,181
Total Public Funds as a percent of Total Deposits	30.8%	33.0%	39.6%	41.4%	42.0%

Borrowings

First Guaranty maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. First Guaranty had $56.9 million in short-term borrowings outstanding at September 30, 2020 compared to $19.9 million at December 31, 2019. The short-term borrowings at September 30, 2020 were comprised of Federal Home Loan Bank advances of $50.0 million and repurchase agreements of $6.9 million. The rate on the $50.0 million FHLB short-term advance was 0.72% fixed for 11 months. The Federal Home Loan Bank short term advance matures in February 2021 and was acquired in connection with our COVID-19 contingency plans. First Guaranty has a long term FHLB advance that was acquired from the Union transaction that totaled $3.4 million at September 30, 2020. First Guaranty has a line of credit for $6.5 million with another financial institution, with no outstanding balance at September 30, 2020.

First Guaranty had senior long-term debt totaling $43.9 million as of September 30, 2020 and $48.6 million at December 31, 2019.

First Guaranty also had junior subordinated debentures totaling $14.8 million at September 30, 2020 and $14.7 million at December 31, 2019.

First Guaranty had $384.0 million in Federal Home Loan Bank letters of credit as of September 30, 2020 compared to $355.2 million at December 31, 2019. Federal Home Loan Bank letters of credit are obtained primarily for collateralizing public deposits.

Total Shareholders' Equity

Total shareholders' equity increased to $184.8 million at September 30, 2020 from $166.0 million at December 31, 2019. The increase in shareholders' equity was principally the result of an increase of $9.5 million in retained earnings along with an increase of $9.3 million in accumulated other comprehensive income. The $9.5 million increase in retained earnings was due to net income of $14.2 million during the nine months ended September 30, 2020, partially offset by $4.7 million in cash dividends paid on shares of our common stock. The increase in accumulated other comprehensive income was primarily attributed to the increase in unrealized gains on available for sale securities during the nine months ended September 30, 2020.

Results of Operations for the Third Quarter and Nine Months Ended September 30, 2020 and 2019

Performance Summary

Three months ended September 30, 2020 compared to the three months ended September 30, 2019. Net income for the three months ended September 30, 2020 was $5.2 million, an increase of $1.3 million, or 34.7%, from $3.8 million for the three months ended September 30, 2019. The increase in net income for the three months ended September 30, 2020 as compared to the prior year period was the result of several factors. First Guaranty experienced an increase in interest income primarily associated with loans, increased noninterest income, a decrease in the provision for loan losses and lower interest expense. This was partially offset by an increase in noninterest expense. Loan interest income increased due to the growth in First Guaranty's loan portfolio, including the loans acquired in the fourth quarter of 2019 in the Union acquisition and loan fees recognized as an adjustment to yield from the origination of the SBA guaranteed PPP loans. Noninterest income increased primarily as a result of an increase in securities gains. Interest expense declined due to declines in market interest rates and First Guaranty's plan to reduce interest expense. Interest expense declined in 2020 even after factoring in the additional deposit balances acquired from the Union acquisition, an increase in deposit balances associated with SBA PPP loans and stimulus payments, and additional borrowings associated with our COVID-19 contingency plans. Factors that partially offset income include increased noninterest expense primarily associated with the Union acquisition. Earnings per common share for the three months ended September 30, 2020 was $0.53 per common share, an increase of 32.5% or $0.13 per common share from $0.40 per common share for the three months ended September 30, 2019 (as adjusted for the 10% common stock dividend in December 2019). Earnings per share was affected by the increase in earnings.

Nine months ended September 30, 2020 compared to the Nine months ended September 30, 2019. Net income for the nine months ended September 30, 2020 was $14.2 million, an increase of $4.0 million, or 39.2%, from $10.2 million for the nine months ended September 30, 2019. The increase in net income for the nine months ended September 30, 2020 as compared to the prior year period was the result of several factors. First Guaranty experienced an increase in interest income primarily associated with loans, increased noninterest income, and lower interest expense. This was partially offset by an increase in the provision for loan losses and increased noninterest expense. Loan interest income increased due to the growth in First Guaranty's loan portfolio, including the loans acquired in the fourth quarter of 2019 in the Union acquisition and loan fees recognized as an adjustment to yield from the origination of the SBA guaranteed PPP loans. Noninterest income increased due to larger securities gains during the nine months ended September 30, 2020 compared to losses on securities sales in the same time period in 2019. Interest expense declined due to declines in market interest rates and First Guaranty's plan to reduce interest expense. Interest expense declined in the first nine months of 2020 even after factoring in the additional deposit balances acquired from the Union acquisition, an increase in deposit balances associated with SBA PPP loans and stimulus payments, and additional borrowings associated with our COVID-19 contingency plans. Factors that partially offset income include increased noninterest expense primarily associated with the Union acquisition including one-time merger related expenses of $0.7 million paid in the first quarter of 2020 for the data conversion. The provision for loan losses increased to provide for current loan losses and to maintain the allowance proportionate to risks inherent in the loan portfolio, including risks emerging from the COVID-19 pandemic. Earnings per common share for the nine months ended September 30, 2020 was $1.46 per common share, an increase of 39.0% or $0.41 per common share from $1.05 per common share for the nine months ended September 30, 2019 (as adjusted for the 10% common stock dividend in December 2019). Earnings per share was affected by the increase in earnings.

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

Three months ended September 30, 2020 compared to the three months ended September 30, 2019. Net interest income for the three months ended September 30, 2020 and 2019 was $19.0 million and $14.7 million, respectively. The increase in net interest income for the three months ended September 30, 2020 as compared to the prior year period was primarily due to an increase in the average balance of our total interest-earning assets, and a decrease in the average rate of our total interest-bearing liabilities, partially offset by a decrease in the average yield of our total interest-earning assets and an increase in the average balance of our total interest-bearing liabilities. For the three months ended September 30, 2020, the average balance of our total interest-earning assets increased by $593.9 million to $2.3 billion due to the assets acquired from the Union acquisition and COVID-19 related lending activities, including SBA PPP loans. The average yield of our interest-earning assets decreased by 74 basis points to 4.29% from 5.03% for the three months ended September 30, 2019 due to the general decline in market interest rates. For the three months ended September 30, 2020, the average balance of our total interest-bearing liabilities increased by $429.9 million to $1.8 billion, and the average rate of our total interest-bearing liabilities decreased by 77 basis points to 1.34% from 2.11% for the three months ended September 30, 2019. As a result, our net interest rate spread increased three basis points to 2.95% for the three months ended September 30, 2020 from 2.92% for the three months ended September 30, 2019. Our net interest margin decreased 11 basis points to 3.24% for the three months ended September 30, 2020 from 3.35% for the three months ended September 30, 2019.

Nine months ended September 30, 2020 compared to the Nine months ended September 30, 2019. Net interest income for the nine months ended September 30, 2020 and 2019 was $55.8 million and $45.0 million, respectively. The increase in net interest income for the nine months ended September 30, 2020 as compared to the prior year period was primarily due to an increase in the average balance of our total interest-earning assets, and a decrease in the average rate of our total interest-bearing liabilities partially offset by a decrease in the average yield of our total interest-earning assets and by an increase in the average balance of our total interest-bearing liabilities. For the nine months ended September 30, 2020, the average balance of our total interest-earning assets increased by $414.5 million to $2.2 billion due to the assets acquired from the Union acquisition and COVID-19 related lending activities, including SBA PPP loans. The average yield of our interest-earning assets decreased by 44 basis points to 4.61% from 5.05% for the nine months ended September 30, 2019 due to the general decline in market interest rates. For the nine months ended September 30, 2020, the average balance of our total interest-bearing liabilities increased by $301.1 million to $1.7 billion, and the average rate of our total interest-bearing liabilities decreased by 54 basis points to 1.55% from 2.09% for the nine months ended September 30, 2019. As a result, our net interest rate spread increased ten basis points to 3.06% for the nine months ended September 30, 2020 from 2.96% for the nine months ended September 30, 2019. Our net interest margin increased two basis points to 3.39% for the nine months ended September 30, 2020 from 3.37% for the nine months ended September 30, 2019.

Interest Income

Three months ended September 30, 2020 compared to the three months ended September 30, 2019. Interest income increased $3.1 million, or 13.9%, to $25.2 million for the three months ended September 30, 2020 as compared to the prior year period. First Guaranty increased its securities portfolio at the end of the first quarter of 2020 and into the second quarter of 2020 in order to improve interest income. First Guaranty's loan portfolio expanded in the second and third quarters of 2020 due to growth associated with the SBA PPP lending program which totaled $111.1 million in new funded balances. These factors contributed to the increase in interest income as the average balance of our total interest-earning assets, both loans and securities, including assets from the Union acquisition increased, partially offset by a decrease in the average yield of interest-earning assets due to the decline in market interest rates. The average balance of our interest-earning assets increased $593.9 million to $2.3 billion for the three months ended September 30, 2020 as compared to the prior year period. The average yield of interest-earning assets decreased by 74 basis points to 4.29% for the three months ended September 30, 2020 compared to 5.03% for the three months ended September 30, 2019.

Interest income on securities increased $0.6 million to $2.6 million for the three months ended September 30, 2020 as compared to the prior year period primarily as a result of an increase in balances as part of First Guaranty's plan initiated at the end of the first quarter in 2020 to provide earnings and liquidity during the COVID-19 pandemic. First Guaranty purchased approximately $70.0 million in corporate debt securities as part of this plan in the first quarter of 2020. The average balance of securities increased $134.7 million to $419.3 million for the three months ended September 30, 2020 from $284.6 million for the three months ended September 30, 2019 due to an increase in the average balance of our corporate securities. The average yield on securities decreased 26 basis points to 2.47% for the three months ended September 30, 2020 compared to 2.73% for the three months ended September 30, 2019 due to the decrease in market interest rates.

Interest income on loans increased $3.3 million, or 16.9%, to $22.5 million for the three months ended September 30, 2020 as compared to the prior year period as a result of an increase in the average balance of loans. The average balance of loans (excluding loans held for sale) increased by $418.2 million to $1.7 billion for the three months ended September 30, 2020 from $1.3 billion for the three months ended September 30, 2019 as a result of new loan originations, primarily SBA PPP loans, and acquired loans from the Union acquisition. The average yield on loans (excluding loans held for sale) decreased by 69 basis points to 5.24% for the three months ended September 30, 2020 from 5.93% for the three months ended September 30, 2019 due to the decrease in market interest rates and the impact of SBA PPP loans.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Interest income increased $8.4 million, or 12.5%, to $75.9 million for the nine months ended September 30, 2020 as compared to the prior year period. First Guaranty increased its securities portfolio at the end of the first quarter of 2020 and into the second quarter of 2020 in order to improve interest income. First Guaranty's loan portfolio expanded in the second and third quarters of 2020 due to growth associated with the SBA PPP lending program which totaled $111.1 million in new funded balances. These factors contributed to the increase in interest income as the average balance of our total interest-earning assets, both loans and securities, including assets from the Union acquisition increased, partially offset by a decrease in the average yield of interest-earning assets due to the decline in market interest rates. The average balance of our interest-earning assets increased $414.5 million to $2.2 billion for the nine months ended September 30, 2020 as compared to the prior year period. The average yield of interest-earning assets decreased by 44 basis points to 4.61% for the nine months ended September 30, 2020 compared to 5.05% for the nine months ended September 30, 2019.

Interest income on securities increased $0.8 million to $8.2 million for the nine months ended September 30, 2020 as compared to the prior year period primarily as a result of an increase in balances as part of First Guaranty's plan initiated at the end of the first quarter in 2020 to provide earnings and liquidity during the COVID-19 pandemic. The average balance of securities increased $71.5 million to $420.6 million for the nine months ended September 30, 2020 from $349.0 million for the nine months ended September 30, 2019 due to an increase in the average balance of our corporate securities. The average yield on securities decreased 24 basis points to 2.59% for the nine months ended September 30, 2020 compared to 2.83% for the nine months ended September 30, 2019 due to the decrease in market interest rates.

Interest income on loans increased $9.8 million, or 16.9%, to $67.4 million for the nine months ended September 30, 2020 as compared to the prior year period as a result of an increase in the average balance of loans. The average balance of loans (excluding loans held for sale) increased by $327.0 million to $1.6 billion for the nine months ended September 30, 2020 from $1.3 billion for the nine months ended September 30, 2019 as a result of new loan originations, primarily SBA PPP loans, and acquired loans from the Union acquisition. The average yield on loans (excluding loans held for sale) decreased by 41 basis points to 5.58% for the nine months ended September 30, 2020 from 5.99% for the nine months ended September 30, 2019 due to the decrease in market interest rates the impact of SBA PPP loans.

Interest Expense

Three months ended September 30, 2020 compared to the three months ended September 30, 2019. Interest expense decreased $1.2 million, or 16.9%, to $6.1 million for the three months ended September 30, 2020 from $7.4 million for the three months ended September 30, 2019 due primarily to a decrease in market interest rates partially offset by an increase in the average balance of interest-bearing liabilities. The average rate of interest-bearing demand deposits decreased by 108 basis points during the three months ended September 30, 2020 to 0.69% as compared to the prior year period. The decrease in the average rate on interest-bearing demand deposits was due to those deposits, primarily public funds NOW accounts and brokered money market deposits, whose rates are contractually tied to national index rates such as the U.S. Federal Funds rate or short-term U.S. Treasury rates declining sharply beginning in the first quarter of 2020. The average rate of time deposits decreased 42 basis points during the three months ended September 30, 2020 to 2.11% as compared to the prior year period. The decrease in the average rate of time deposits was due to First Guaranty's plan to reduce deposit costs by expanding non-interest bearing and lower cost interest-bearing deposits that has provided an alternative to higher cost time deposits and has helped First Guaranty maintain liquidity while lowering rates on time deposits. Partially offsetting the decrease in interest expense was an increase in the average balance of interest-bearing liabilities, including the interest-bearing liabilities acquired in the Union acquisition, which increased by $429.9 million during the three months ended September 30, 2020 to $1.8 billion as compared to the prior year period as a result of a $180.6 million increase in the average balance of interest-bearing demand deposits, a $99.0 million increase in the average balance of time deposits, a $87.1 million increase in the average balance of borrowings and a $63.2 million increase in the average balance of savings deposits.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Interest expense decreased $2.4 million, or 10.5%, to $20.1 million for the nine months ended September 30, 2020 from $22.5 million for the nine months ended September 30, 2019 due primarily to a decrease in market interest rates partially offset by an increase in the average balance of interest-bearing liabilities. The average rate of interest-bearing demand deposits decreased by 96 basis points during the nine months ended September 30, 2020 to 0.90% as compared to the prior year period. The decrease in the average rate on interest-bearing demand deposits was due to those deposits, primarily public funds NOW accounts and brokered money market deposits, whose rates are contractually tied to national index rates such as the U.S. Federal Funds rate or short-term U.S. Treasury rates declining sharply beginning in the first quarter of 2020. The average rate of time deposits decreased 16 basis points during the nine months ended September 30, 2020 to 2.25% as compared to the prior year period. The decrease in the average rate of time deposits was due to First Guaranty's plan to reduce deposit costs by expanding non-interest bearing and lower cost interest bearing deposits that has provided an alternative to higher cost time deposits and has helped First Guaranty maintain liquidity while lowering rates on time deposits. Partially offsetting the decrease in interest expense was an increase in the average balance of interest-bearing liabilities, including the interest-bearing liabilities acquired in the Union acquisition, which increased by $301.1 million during the nine months ended September 30, 2020 to $1.7 billion as compared to the prior year period as a result of a $105.8 million increase in the average balance of interest-bearing demand deposits, a $73.6 million increase in the average balance of borrowings, a $73.4 million increase in the average balance of time deposits and a $48.2 million increase in the average balance of savings deposits.

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

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(in thousands except for %)	Average Balance	Interest	Yield/Rate (6)	Average Balance	Interest	Yield/Rate (6)
Assets
Interest-earning assets:
Interest-earning deposits with banks(1)	$208,108	$51	0.10%	$167,568	$872	2.06%
Securities (including FHLB stock)	419,276	2,605	2.47%	284,575	1,959	2.73%
Federal funds sold	920	—	—%	480	—	—%
Loans held for sale	102	1	3.54%	8	—	—%
Loans, net of unearned income	1,708,015	22,518	5.24%	1,289,851	19,263	5.93%
Total interest-earning assets	2,336,421	$25,175	4.29%	1,742,482	$22,094	5.03%

Noninterest-earning assets:
Cash and due from banks	12,922			8,439
Premises and equipment, net	58,905			44,598
Other assets	39,199			14,585
Total Assets	$2,447,447			$1,810,104

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$742,325	$1,291	0.69%	$561,720	$2,504	1.77%
Savings deposits	174,128	62	0.14%	110,927	127	0.45%
Time deposits	781,874	4,139	2.11%	682,872	4,358	2.53%
Borrowings	120,524	644	2.13%	33,413	392	4.65%
Total interest-bearing liabilities	1,818,851	$6,136	1.34%	1,388,932	$7,381	2.11%

Noninterest-bearing liabilities:
Demand deposits	429,594			250,382
Other	14,039			8,942
Total Liabilities	2,262,484			1,648,256

Shareholders' equity	184,963			161,848
Total Liabilities and Shareholders' Equity	$2,447,447			$1,810,104
Net interest income		$19,039			$14,713

Net interest rate spread (2)			2.95%			2.92%
Net interest-earning assets (3)	$517,570			$353,550
Net interest margin (4), (5)			3.24%			3.35%

Average interest-earning assets to interest-bearing liabilities			128.46%			125.45%

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
(5)The tax adjusted net interest margin was 3.25% and 3.36% for the above periods ended September 30, 2020 and 2019, respectively. A 21% tax rate was used to calculate the effect on securities income from tax exempt securities for the above periods ended September 30, 2020 and 2019, respectively.
(6)Annualized.

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
(in thousands except for %)	Average Balance	Interest	Yield/Rate (6)	Average Balance	Interest	Yield/Rate (6)
Assets
Interest-earning assets:
Interest-earning deposits with banks(1)	$165,898	$348	0.28%	$150,174	$2,461	2.19%
Securities (including FHLB stock)	420,554	8,162	2.59%	349,039	7,381	2.83%
Federal funds sold	680	—	—%	468	1	0.25%
Loans held for sale	452	20	5.87%	416	24	7.71%
Loans, net of unearned income	1,613,847	67,400	5.58%	1,286,859	57,641	5.99%
Total interest-earning assets	2,201,431	$75,930	4.61%	1,786,956	$67,508	5.05%

Noninterest-earning assets:
Cash and due from banks	12,898			8,818
Premises and equipment, net	58,190			42,743
Other assets	36,957			13,664
Total Assets	$2,309,476			$1,852,181

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$692,760	$4,645	0.90%	$586,914	$8,146	1.86%
Savings deposits	159,433	210	0.18%	111,211	407	0.49%
Time deposits	778,325	13,137	2.25%	704,927	12,721	2.41%
Borrowings	107,508	2,136	2.65%	33,902	1,226	4.83%
Total interest-bearing liabilities	1,738,026	$20,128	1.55%	1,436,954	$22,500	2.09%

Noninterest-bearing liabilities:
Demand deposits	381,967			250,523
Other	12,524			8,237
Total Liabilities	2,132,517			1,695,714

Shareholders' equity	176,959			156,467
Total Liabilities and Shareholders' Equity	$2,309,476			$1,852,181
Net interest income		$55,802			$45,008

Net interest rate spread (2)			3.06%			2.96%
Net interest-earning assets (3)	$463,405			$350,002
Net interest margin (4), (5)			3.39%			3.37%

Average interest-earning assets to interest-bearing liabilities			126.66%			124.36%

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
(5)The tax adjusted net interest margin was 3.39% and 3.38%for the above periods ended September 30, 2020 and 2019, respectively. A 21% tax rate was used to calculate the effect on securities income from tax exempt securities for the above periods ended September 30, 2020 and 2019, respectively.
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

For the three months ended September 30, 2020, the provision for loan losses was $1.5 million compared to $1.7 million for the same period in 2019. The allowance for loan losses at September 30, 2020 was $14.6 million and was 0.82% of total loans. Total charge-offs were $1.1 million for the three months ended September 30, 2020 and $0.5 million for the same period in 2019.

We recorded a $4.6 million provision for loan losses for the nine months ended September 30, 2020 compared to $4.1 million for the same period in 2019. The increase in the provision was attributable to the increase in the loan portfolio, the effects of the COVID-19 pandemic and charge-offs not previously provided for. Total charge-offs were $1.8 million for the nine months ended September 30, 2020 and $2.9 million for the same period in 2019.
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

Noninterest income totaled $3.6 million for the three months ended September 30, 2020, an increase of $0.4 million from $3.2 million for the three months ended September 30, 2019. The increase was primarily due to increased gains on the sale of securities and increased income associated from the Union acquisition. Service charges, commissions and fees totaled $0.7 million for the three months ended September 30, 2020 and for the same period in 2019. ATM and debit card fees totaled $0.8 million for the three months ended September 30, 2020 and $0.6 million for the same period in 2019. Net securities gains were $0.8 million for the three months ended September 30, 2020 and $29,000 for the same period in 2019. The gains on securities sales occurred as First Guaranty sold investment securities in order to fund loan growth and convert unrealized gains into realized earnings. Net gains on the sale of loans were $0.7 million for the three months ended September 30, 2020 and $1.3 million for the same period in 2019. Other noninterest income totaled $0.6 million for the three months ended September 30, 2020 and 2019, respectively.

Noninterest income totaled $9.3 million for the nine months ended September 30, 2020, an increase of $3.2 million from $6.1 million for the nine months ended September 30, 2019. The increase was primarily due to increased gains on sale of securities and increased income associated from the Union acquisition. Service charges, commissions and fees totaled $1.9 million for the nine months ended September 30, 2020 and for the same period in 2019. ATM and debit card fees totaled $2.2 million for the nine months ended September 30, 2020 and $1.7 million for the same period in 2019. Net securities gains were $2.6 million for the nine months ended September 30, 2020 as compared to losses of $0.4 million for the same period in 2019. The gains on securities sales occurred as First Guaranty sold investment securities in order to fund loan growth and convert unrealized gains into earnings. Net gains on the sales of loans were $1.0 million for the nine months ended September 30, 2020 and $1.4 million for the same period in 2019. Other noninterest income totaled $1.6 million for the nine months ended September 30, 2020 and $1.5 million for the same period in 2019.

Noninterest Expense

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense and other types of expenses. Noninterest expense totaled $14.5 million for the three months ended September 30, 2020 and $11.3 million for the three months ended September 30, 2019. Salaries and benefits expense totaled $7.3 million for the three months ended September 30, 2020 and $6.0 million for the three months ended September 30, 2019. The increase was primarily due to the increase in personnel expense from the Union acquisition and new hires. Occupancy and equipment expense totaled $1.9 million for the three months ended September 30, 2020 and $1.4 million for the same period in 2019. The increase was primarily due to the new branches acquired in the Union acquisition. Other noninterest expense totaled $5.3 million for the three months ended September 30, 2020 and $3.9 million for the three months ended September 30, 2019.

Noninterest expense totaled $42.6 million for the nine months ended September 30, 2020 and $34.1 million for the nine months ended September 30, 2019. Salaries and benefits expense totaled $22.2 million for the nine months ended September 30, 2020 and $18.1 million for the nine months ended September 30, 2019. The increase was primarily due to the increase in personnel expense from the Union acquisition and new hires. Occupancy and equipment expense totaled $5.6 million for the nine months ended September 30, 2020 and $4.4 million for the same period in 2019. The increase was primarily due to the new branches acquired in the Union acquisition. Other noninterest expense totaled $14.8 million for the nine months ended September 30, 2020 and $11.6 million for the nine months ended September 30, 2019.

The following table presents, for the periods indicated, the major categories of other noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Other noninterest expense:
Legal and professional fees	$787	$745	$2,022	$1,779
Data processing	473	409	2,198	1,218
ATM fees	318	300	970	908
Marketing and public relations	208	364	639	1,096
Taxes - sales, capital, and franchise	343	314	1,024	891
Operating supplies	177	154	626	455
Software expense and amortization	622	321	1,611	920
Travel and lodging	175	223	540	661
Telephone	43	49	149	141
Amortization of core deposit intangibles	178	90	534	270
Donations	106	136	306	497
Net costs from other real estate and repossessions	822	103	1,079	303
Regulatory assessment	420	38	1,072	574
Other	670	629	2,036	1,869
Total other noninterest expense	$5,342	$3,875	$14,806	$11,582

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other non-deductible expenses and the statutory tax rate. The provision for income taxes for the three months ended September 30, 2020 and 2019 was $1.3 million and $1.0 million, respectively. The provision for income taxes increased due to an increase in income before income taxes. First Guaranty's statutory tax rate was 21.0% for the three months ended September 30, 2020 and 2019, respectively.

The provision for income taxes for the nine months ended September 30, 2020 and 2019 was $3.7 million and $2.7 million, respectively. The provision for income taxes increased due to an increase in income before income taxes. First Guaranty's statutory tax rate was 21.0% for the nine months ended September 30, 2020 and 2019, respectively.

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

First Guaranty's cash and cash equivalents totaled $192.3 million at September 30, 2020 compared to $67.4 million at December 31, 2019. Loans maturing within one year or less at September 30, 2020 totaled $252.6 million. At September 30, 2020, time deposits maturing within one year or less totaled $372.9 million compared to $300.6 million at December 31, 2019. Time deposits maturing after one year through three years totaled $199.9 million at September 30, 2020 compared to $204.9 million at December 31, 2019. Time deposits maturing after three years totaled $168.4 million at September 30, 2020 compared to $250.6 million at December 31, 2019. First Guaranty increased interest-bearing deposits associated with brokered money market funds in order to increase on-balance sheet liquidity. Approximately $50.0 million of additional brokered money market funds were acquired in order to manage uncertainty associated with the COVID-19 crisis. First Guaranty's held to maturity ("HTM") portfolio at September 30, 2020 was $0 compared to $86.6 million or 20.3% of the investment portfolio at December 31, 2019. First Guaranty's available for sale ("AFS") portfolio was $416.3 million as of September 30, 2020. The majority of the AFS portfolio was comprised of  U.S. Government Agencies, municipal bonds and investment grade corporate bonds. Management believes these securities are readily marketable and enhance First Guaranty's liquidity.

First Guaranty maintained a net borrowing capacity at the Federal Home Loan Bank totaling $113.1 million and $170.3 million at September 30, 2020 and December 31, 2019, respectively with $53.4 million in FHLB advances outstanding at September 30, 2020 compared to $16.6 million at December 31, 2019, respectively. The two advances outstanding at December 31, 2019 were comprised of a short-term advance acquired from the Union acquisition that totaled $14.0 million and a long-term advance that totaled $3.5 million. First Guaranty paid off the acquired short-term advance acquired from the Union acquisition in the first quarter of 2020. At September 30, 2020, First Guaranty maintained the $3.4 million long-term FHLB advance acquired from the Union acquisition and initiated a new $50.0 million short-term advance that was originated in response to the COVID-19 pandemic at the end of the first quarter of 2020. The rate on the $50.0 million FHLB short-term advance was 0.72% fixed for 11 months. The advance was done to increase on balance sheet liquidity in order to deal with uncertainty surrounding the COVID-19 pandemic. The change in borrowing capacity with the Federal Home Loan Bank was due to changes in the value that First Guaranty receives on pledged collateral and due to First Guaranty's usage of the line. First Guaranty also has a discount window line with the Federal Reserve Bank. We also maintain federal funds lines of credit at various correspondent banks with borrowing capacity of $100.5 million and a revolving line of credit for $6.5 million secured by a pledge of the Bank's common stock, with no outstanding balance at September 30, 2020. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources

First Guaranty's capital position is reflected in shareholders' equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total shareholders' equity increased to $184.8 million at September 30, 2020 from $166.0 million at December 31, 2019. The increase in shareholders' equity was principally the result of an increase of $9.5 million in retained earnings along with an increase of $9.3 million in accumulated other comprehensive income. The $9.5 million increase in retained earnings was due to net income of $14.2 million during the nine month period ended September 30, 2020, partially offset by $4.7 million in cash dividends paid on our common stock. The increase in accumulated other comprehensive income was primarily attributed to the increase in unrealized gains on available for sale securities during the nine months ended September 30, 2020.

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

In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of September 30, 2020, the Bank's capital conservation buffer was 3.09% exceeding the minimum of 2.50%.

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

In addition, as a result of the legislation, the federal banking agencies have developed a "Community Bank Leverage Ratio" (the ratio of a bank's Tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A "qualifying community bank" that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered "well capitalized" under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution's risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the new Community Bank Leverage Ratio at 9%. Pursuant to the CARES Act, the federal banking agencies set the Community Bank Leverage Ratio at 8% beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the Community Bank Leverage Ratio will increase to 8.5% for the calendar year. Community banks will have until Jan. 1, 2022, before the Community Bank Leverage Ratio requirement will return to 9%. A financial institution can elect to be subject to this new definition. The new rule took effect on January 1, 2020. The Bank did not elect to follow the Community Bank Leverage Ratio.

At September 30, 2020, we satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.

	"Well Capitalized Minimums"	As of September 30, 2020	As of December 31, 2019
Bank:
Tier 1 Leverage Ratio	5.00%	8.59%	10.44%
Tier 1 Risk-based Capital Ratio	8.00%	10.36%	11.96%
Total Risk-based Capital Ratio	10.00%	11.09%	12.61%
Common Equity Tier One Capital Ratio	6.50%	10.36%	11.96%

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

The following interest sensitivity analysis is one measurement of interest rate risk. This analysis reflects the contractual maturity characteristics of assets and liabilities over various time periods. This analysis does not factor in prepayments or interest rate floors on loans which may significantly change the report. This table includes nonaccrual loans in their respective maturity periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at September 30, 2020 illustrated below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

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

	September 30, 2020
	Interest Sensitivity Within
(in thousands except for %)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$496,314	$135,056	$631,370	$1,157,581	$1,788,951
Securities (including FHLB stock)	49,296	15,672	64,968	354,687	419,655
Federal Funds Sold	773	—	773	—	773
Other earning assets	177,917	—	177,917	—	177,917
Total earning assets	$724,300	$150,728	$875,028	$1,512,268	$2,387,296

Source of Funds:
Interest-bearing accounts:
Demand deposits	$807,946	$—	$807,946	$—	$807,946
Savings deposits	176,525	—	176,525	—	176,525
Time deposits	202,746	170,118	372,864	368,294	741,158
Short-term borrowings	—	50,000	50,000	6,293	56,293
Senior long-term debt	43,926	—	43,926	3,404	47,330
Junior subordinated debt	—	—	—	14,767	14,767
Noninterest-bearing, net	—	—	—	543,277	543,277
Total source of funds	$1,231,143	$220,118	$1,451,261	$936,035	$2,387,296

Period gap	$(506,843)	$(69,390)	$(576,233)	$576,233
Cumulative gap	$(506,843)	$(576,233)	$(576,233)	$—

Cumulative gap as a percent of earning assets	(21.2)%	(24.1)%	(24.1)%

Net interest income at risk measures the risk of a decline in earnings due to changes in interest rates. The first table below presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in the yield curve over a 12-month horizon at September 30, 2020. Shifts are measured in 100 basis point increments (+400 through -100 basis points) from base case. We do not present shifts less than 25 basis points because of the current low interest rate environment. The base case scenario encompasses key assumptions for asset/liability mix, loan and deposit growth, pricing, prepayment speeds, deposit decay rates, securities portfolio cash flows and reinvestment strategy and the market value of certain assets under the various interest rate scenarios. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous shocks are performed against that yield curve. The second table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from a gradual shift in the yield curve over a 12 month horizon.

Instantaneous Changes in Interest Rates (In Basis Points)	Percent Change In Net Interest Income
400	(0.46)%
300	(0.80)%
200	(0.89)%
100	(0.73)%
Base	—%
(25)	3.12%

Gradual Change in Interest Rates (In Basis Points)	Percent Change In Net Interest Income
400	(4.02)%
300	(3.16)%
200	(2.13)%
100	(1.01)%
Base	—%
(25)	2.54%

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

First Guaranty is subject to various legal proceedings in the normal course of its business. First Guaranty assesses its liabilities and contingencies in connection with outstanding legal proceedings. Where it is probable that First Guaranty will incur a loss and the amount of the loss can be reasonably estimated, First Guaranty records a liability in its consolidated financial statements. First Guaranty does not record a loss if the loss is not probable or the amount of the loss is not estimable. First Guaranty is a defendant in a lawsuit alleging overpayment of interest on a loan with a possible loss range of $0.0 million to $0.5 million. Judgment has been rendered against First Guaranty for the full amount, but First Guaranty is exercising its appeal rights. First Guaranty had an accrued liability of $0.1 million at September 30, 2020 related to this lawsuit. First Guaranty is also a defendant in a lawsuit alleging fault for a loss of funds by a customer with a possible loss range of $0.0 million to $1.5 million. No accrued liability has been recorded related to this lawsuit.

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

In December 2019, a coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020 the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, millions of people have filed claims for unemployment, and stock markets have declined in value and in particular bank stocks have significantly declined in value. In response to the COVID-19 outbreak, the Federal Reserve has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. States and certain federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly adversely affected, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences.

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

FIRST GUARANTY BANCSHARES, INC.

Date: November 9, 2020	By: /s/ Alton B. Lewis
Alton B. Lewis
Principal Executive Officer

Date: November 9, 2020	By: /s/ Eric J. Dosch
Eric J. Dosch
Principal Financial Officer
Secretary and Treasurer