Form 10-K
period 2020-12-31
First Guaranty Bancshares, Inc.
filed 2021-03-16
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer ☐ Accelerated filer ☒  Non-accelerated filer ☐ Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐        No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2020 was $63,708,198 based upon the price from the last trade of $12.23.

As of March 15, 2021, there were issued and outstanding 9,741,253 shares of the Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)Proxy Statement for the 2021 Annual Meeting of Shareholders of the Registrant (Part III).

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

Our principal business consists of attracting deposits from the general public and local municipalities in our market areas and investing those deposits. It also includes generating funds from operations and borrowings in lending and in securities activities to serve the credit needs of our customer base, including commercial real estate loans, commercial and industrial loans, commercial leases, one- to four-family residential real estate loans, construction and land development loans, agricultural and farmland loans, and to a lesser extent, consumer and multi-family loans. We also participate in certain syndicated loans, including shared national credits, with other financial institutions.

We offer a variety of deposit accounts to consumers, small businesses and municipalities, including personal and business checking and savings accounts, time deposits, money market accounts and demand accounts. In addition, we offer a broad range of consumer services, including personal and commercial credit cards, remote deposit capture, safe deposit boxes, official checks, online and mobile banking, automated teller machines, and online bill pay. For our business customers we are pleased to offer additional solutions such as merchant services, remote deposit capture, and lockbox services.

We invest a portion of our assets in securities issued by the United States Government and its agencies, state and municipal obligations, corporate debt securities, mutual funds, and equity securities. We also invest in mortgage-backed securities primarily issued or guaranteed by United States Government agencies or enterprises.

At December 31, 2020, we had consolidated total assets of $2.5 billion, total deposits of $2.2 billion and total shareholders' equity of $178.6 million.

Our History and Growth

First Guaranty Bank was founded in Amite, Louisiana on March 12, 1934. While the origins of First Guaranty Bank go back over 80 years, we began our modern history in 1993 when an investor group, led by Marshall T. Reynolds, our Chairman, invested $3.6 million in First Guaranty Bank as part of a recapitalization plan with the objective of building a community-focused commercial bank in our Louisiana markets. Since the implementation of that recapitalization plan, we have grown from six branches and $159 million in assets at the end of 1993 to 34 branches and $2.5 billion in assets at December 31, 2020. We have also paid a quarterly dividend for 110 consecutive quarters as of December 31, 2020. On July 27, 2007, we formed First Guaranty Bancshares and completed a one-for-one share exchange that resulted in First Guaranty Bank becoming the wholly-owned subsidiary of First Guaranty Bancshares (the "Share Exchange") and First Guaranty Bancshares becoming an SEC reporting public company. In November 2015, First Guaranty completed a public stock offering selling 626,560 shares and raising $9.3 million in net proceeds. In connection with the completion of the stock offering, First Guaranty's common shares began trading on the NASDAQ Global Market.

Since our Share Exchange, we have supplemented our organic growth with four acquisitions, which added stable deposits that provided funding for our lending business and extended our geographic footprint in the Baton Rouge, Hammond, Alexandria, Dallas-Fort Worth-Arlington, and Waco MSAs.

The following table summarizes the four acquisitions:

Acquired Institution/Market	Date of Acquisition	Deal Value (dollars in thousands)	Fair Value of Total Assets Acquired (dollars in thousands)
Union Bancshares, Incorporated	November 7, 2019	$43,383	$275,159
Alexandria MSA
Premier Bancshares, Inc.	June 16, 2017	$20,954	$158,313
Dallas-Fort Worth-Arlington and Waco MSA
Greensburg Bancshares, Inc.	July 1, 2011	$5,308	$89,386
Baton Rouge MSA
Homestead Bancorp, Inc.	July 30, 2007	$12,140	$129,606
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

Hammond MSA. We are headquartered in Hammond, Louisiana and approximately 39% of our deposits are in the Hammond MSA, our largest deposit concentration market. We had a deposit market share of 36.3% (at June 30, 2020) in the Hammond MSA, placing us first overall. Hammond is the principal city of the Hammond MSA, which includes all of Tangipahoa Parish, and is located approximately 50 miles north of New Orleans and 30 miles east of Baton Rouge. The Hammond MSA has a population of approximately 130,000. Hammond is intersected by I-55 and I-12, which are two heavily traveled interstate highways. As a result of Hammond's close proximity to New Orleans and Baton Rouge, Hammond and Tangipahoa Parish are among the fastest growing cities and Parishes in Louisiana. There is an abundance of new development, both commercial and residential, as well as numerous hotels which absorb overflowing demand for rooms near major events in New Orleans. Hammond is also the home of the main campus of Southeastern Louisiana University, with an enrollment of approximately 15,000 students.

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

Continue to Increase Total Loans as a Percentage of Assets. We plan to continue to change our asset composition by growing our loan portfolio to increase our total loans as a percentage of our assets. Our loan to deposit ratio was 85.1% as of December 31, 2020. The growth in our loan portfolio has broadened our customer base, reduced our interest rate risk exposure to fixed rate investment securities, and helped us expand our net interest margin. We have invested in the internal development of our lending department along with the select addition of experienced lenders. We are currently upgrading our technology to efficiently handle both our loan and deposit customers with the implementation of the nCino loan and deposit platform.

We intend to continue to grow our loan portfolio organically by targeting small and medium-sized businesses engaged in manufacturing, agriculture, petrochemicals, healthcare and other professional services. As a former participant in the SBLF, we developed and executed a sustained loan growth campaign focused on these target loan areas beginning in 2011 that far exceeded our original goals of the program. We are continuing this campaign even after we redeemed our SBLF preferred stock in December 2015. Our gross loan portfolio has increased by $1.3 billion, or 221.8%, to $1.8 billion at December 31, 2020 from $573.1 million at December 31, 2011.

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

Over the last thirteen years, we have pursued a focused program to participate in syndicated loans (loans made by a group of lenders, including us, who share or participate in a specific loan, which is typically secured by business assets or equipment, and also commercial real estate) with a larger regional financial institution as the lead lender. Our focus has been to finance middle market companies whose borrowing needs typically range from $25 million to $75 million. Syndicated loans diversify our loan portfolio, increase our yield and mitigate interest rate risk due to the variable rate pricing structure of the loans. We expect to continue our syndicated lending program but our local loan originations remain our funding priority.

We intend to grow our consumer loan portfolio principally through our residential mortgage program. We intend to leverage our existing branch network to expand our retail lending. We have expanded our technology to make it easier for both individual and business customers to bank with us through mobile and internet banking.

Expand Individual and Business Deposits and Maintain our Public Funds Program. Our deposit strategy is focused on continuing to expand our individual and business deposit bases while maintaining our public funds deposit program. Our deposit strategy leverages off the market share dominance that we have in several of our markets, such as the Hammond MSA where we had a 36.3% deposit market share at June 30, 2020, placing us first overall. Our commercial and consumer lending teams focus on building business and individual deposits concurrent with loans. Our public funds department is dedicated to maintaining strong relationships with our well diversified base of public entities. We provide a variety of services to our public funds clients. Our public funds deposit program has provided us with a stable source of funding. We will continue to concentrate on keeping many of these funds under contract as we are often the fiscal agent for these governmental agencies which helps maintain this funding.

Maintain Strong Asset Quality. We emphasize a disciplined credit culture based on intimate market knowledge, close ties to our customers, sound underwriting standards and experienced loan officers. First Guaranty has taken pro-active measures to address the challenging operating environment that began following the onset of the COVID-19 pandemic. First Guaranty provided various loan relief measures as provided by the CARES Act such as loan payment deferrals. First Guaranty funded over $111.1 million in SBA Paycheck Protection loans (PPP) in 2020 that were designed to assist business customers. First Guaranty is also participating the second round of the PPP loan program that was initiated in early 2021. First Guaranty continues to monitor its loan portfolio given the ongoing economic uncertainty.

Pursue Strategic Acquisitions. Our strategy is to supplement our organic growth by executing a targeted and disciplined acquisition strategy of community banks and non-banking financial companies as opportunities arise. We have successfully integrated prior acquisitions as demonstrated by our acquisitions of Union Bancshares, Incorporated in 2019, Premier Bancshares, Inc. in 2017, Greensburg Bancshares, Inc. in 2011 and Homestead Bancorp, Inc. in 2007. Our board of directors' broad experiences across many industries assists us in expanding our business. Our Chairman, Marshall T. Reynolds, has more than 40 years of experience in managing the growth of commercial banks both organically and through acquisitions throughout the United States.

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

Lending Activities

We offer a broad range of loan and lease products with a variety of rates and terms throughout our market areas, including business loans to primarily small to medium-sized businesses and professionals, as well as loans to individuals. Our lending operations consist of the following major segments: non-farm, non-residential loans secured by real estate, commercial and industrial loans, one- to four-family residential loans, construction and land development loans, agricultural loans, farmland loans, commercial leases, consumer and other loans, and multifamily loans. All loan decisions are locally made which can allow for a faster approval process than many of our larger regional and nationwide bank competitors.

Non-Farm Non-Residential Loans. Non-farm non-residential loans are an integral part of our operating strategy. We expect to continue to emphasize this business line in the future with loans to small businesses and real estate projects in our market area. At December 31, 2020 loans secured by non-farm non-residential properties totaled $824.1 million, or 44.6% of our total loan portfolio. Our non-farm non-residential loans are secured by commercial real estate generally located in our market area, which may be owner-occupied or non-owner occupied. We may originate, participate in, or purchase real estate loans outside of our market area in order to diversify our portfolio. Our owner-occupied commercial real estate loans totaled $314.5 million, or 38.2% of total non-farm non-residential loans at December 31, 2020. Permanent loans on non-farm non-residential properties are generally originated in amounts up to 85% of the appraised value of the property for owner-occupied commercial real estate properties and up to 80% of the appraised value of the property for non- owner-occupied commercial real estate properties. We consider a number of factors in originating non-farm non-residential loans. We evaluate the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. We consider the financial resources of the borrower, the borrower's experience in owning or managing similar property and the borrower's payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that the borrower's net operating income together with the borrower's other sources of income is at least 125% of the annual debt service and the ratio of the loan amount to the appraised value of the mortgaged property. We generally obtain personal guarantees from the borrower or a third party as a condition to originating commercial real estate loans. All non-farm non-residential loans are appraised by outside independent appraisers approved by the board of directors.

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

Commercial and Industrial Loans. Commercial and industrial loans totaled $353.0 million, or 19.1% of our total loan portfolio at December 31, 2020. Commercial and industrial loans (excluding syndicated loans) are generally made to small and mid-sized companies located within Louisiana and Texas. We also participate in government programs which guarantee portions of commercial and industrial loans such as the SBA and USDA. During 2020, First Guaranty participated in the Paycheck Protection Program or PPP loan program. First Guaranty continues to participate in this program in 2021. In most cases, we require collateral of equipment, accounts receivable, inventory, chattel or other assets before making a commercial business loan. We have a dedicated staff within our credit department that monitors asset based lending and regularly conducts reviews of borrowing based certificates, aging and inventory reports, and on-site audits. Our commercial term loans totaled $87.7 million at December 31, 2020, or 24.8% of total commercial and industrial loans. Our commercial and industrial maximum loan to value limit is 80%. Our commercial term loans are generally fixed interest rate loans, indexed to the prime rate, with terms of up to five years, depending on the needs of the borrower and the useful life of the underlying collateral. Our commercial lines of credit totaled $117.8 million at December 31, 2020, or 33.4% of total commercial and industrial loans. Typically, our commercial lines of credit are adjustable rate lines, indexed to the prime interest rate, which generally mature yearly. Our underwriting standards for commercial and industrial loans include a review of the applicant's tax returns, financial statements, credit history, the underlying collateral and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan based on cash flow generated by the applicant's business. We generally obtain personal guarantees from the borrower or a third party as a condition to originating commercial and industrial loans.

Over the last thirteen years, we pursued a focused program to participate in syndicated loans (loans made by a group of lenders, including us, who share or participate in a specific loan) with a larger regional financial institution as the lead lender. Syndicated loans are typically made to large businesses (which are referred to as shared national credits) or middle market companies (which do not meet the regulatory definition of shared national credits), both of which are secured by business assets or equipment, and also commercial real estate. The syndicate group for both types of loans usually consists of two to three other financial institutions. These loans are adjustable-rate loans generally tied to LIBOR. Our participation amounts typically range between $5.0 million and $15.0 million. Our focus has been to finance middle market companies whose borrowing needs typically range from $25.0 million to $75.0 million. Syndicated loans diversify our loan portfolio, increase our yield and mitigate interest rate risk due to the variable rate pricing structure of the loans. We have a defined set of credit guidelines that we use when evaluating these credits. Our credit department independently reviews all syndicate loans and our board of directors has created a special committee to oversee the underwriting and approval of these loans. At December 31, 2020, syndicated loans secured by assets other than commercial real estate totaled $42.7 million, or 12.1% of the commercial and industrial loan portfolio, of which $29.3 million were shared national credits.

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

One- to Four-Family Residential Real Estate Loans. At December 31, 2020, our one- to four-family residential real estate loans totaled $271.2 million, or 14.7% of our total loan portfolio. We originate one- to four-family residential real estate loans that are secured primarily by residential property in Louisiana and Texas. We generally originate loans in amounts up to 95% of the lesser of the appraised value or purchase price of the mortgaged property. We currently offer one- to four-family residential real estate loans with terms up to 30 years that are generally underwritten according to Fannie Mae guidelines, and we refer to loans that conform to such guidelines as "conforming loans." We generally originate fixed-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which at December 31, 2020 was $510,401 for single-family homes in our market area. At December 31, 2020, we held $31.9 million in jumbo loans that are greater than the conforming loan limit. We generally hold our one- to four-family residential real estate loans in our portfolio. We also originate one- to four-family residential real estate loans secured by non-owner occupied properties, but less frequently. Our fixed-rate one- to four-family residential real estate loans include loans that generally amortize on a monthly basis over periods between 10 to 30 years with maturities that range from eight to 30 years. Fixed rate one- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers have the right to refinance or prepay their loans. We do not offer one- to four-family residential real estate loans specifically designed for borrowers with sub-prime credit scores, including interest-only, negative amortization or payment option adjustable-rate mortgage loans.

We have diversified our one- to four-family residential real estate loans with the select purchase of conforming mortgage loans that are located outside Louisiana and Texas. Our purchased loans are generally serviced by other financial institutions. At December 31, 2020, $17.4 million of our one- to four-family residential real estate loans, or 6.4% of our one- to four-family residential real estate loans, were purchased loans secured by property located outside our market area. The majority of our out of state purchased one- to four-family residential real estate loans are located in West Virginia, Virginia, Pennsylvania and the District of Columbia. Our purchased one- to four-family residential real estate loans must meet our internal underwriting criteria. While we intend to continue to purchase one- to four-family residential real estate loans from time-to-time, our strategic emphasis for future periods is to increase the volume of our internal originations of such loans.

Our one- to four-family loans also include home equity lines of credit that have second mortgages. At December 31, 2020, we had $1.5 million in home equity lines of credit, which represented 0.5% of our one- to four-family residential real estate loans. Our home equity products are originated in amounts, that when combined with the existing first mortgage loan, do not generally exceed 80% of the loan-to-value ratio of the subject property.

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

Multifamily Loans. On occasion we will originate loans secured by multifamily real estate. At December 31, 2020, we had $45.9 million or 2.5% of our total loan portfolio in multifamily loans. Such loans may be either fixed- or adjustable-rate loans tied to the prime rate with terms to maturity up to five years and amortization schedules of up to 20 years. We will originate multifamily loans in amounts up to 80% of the value of the multifamily property. Nearly all of our multifamily loans are secured by properties in Louisiana and Texas. The underwriting of multifamily loans follows the general guidelines for our non-farm non-residential loans.

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

Construction and Land Development Loans. We offer loans to finance the construction of various types of commercial and residential property. At December 31, 2020, $150.8 million, or 8.2% of our total loan portfolio consisted of construction and land development loans. Construction loans to builders generally are offered with terms of up to 18 months and interest rates are tied to the prime lending rate. These loans generally are offered as fixed or adjustable-rate loans. We will originate residential construction loans for individual borrowers and builders, provided all necessary plans and permits have been obtained. Construction loan funds are disbursed as the project progresses. We will originate construction loans up to 80% of the estimated completed value of the project and we will originate land development loans in amounts up to 75% of the value of the property as developed. We will originate owner occupied one-to-four family residential construction loans up to 90% of the estimated completed value of the property.

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

Agricultural Loans. We are the leading lender for agricultural loans in our Southwest Louisiana market. Our agricultural lending includes loans to farmers for the purpose of cultivating rice, sugarcane, soybeans, timber, poultry and cattle. Agricultural loans are generally secured by crops, but may include additional collateral such as farm equipment or vehicles. Agricultural loans totaled $28.3 million, or 1.5% of our total loan portfolio at December 31, 2020. Such loans are generally offered with fixed rates at a margin above prime for a term of generally one year. We will originate agricultural loans in those instances where the borrower's financial strength and creditworthiness has been established. Agricultural loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower's business. Substantially all of our originated agricultural loans are guaranteed by the U.S. Farm Service Agency. We generally obtain personal guarantees from the borrower or a third party as a condition to originating agricultural loans.

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

Farmland Loans. We originate first mortgage loans secured by farmland. At December 31, 2020, farmland loans totaled $26.9 million, or 1.4% of our total loan portfolio. Such loans are generally fixed-rate loans at a margin over the prime rate with terms up to five years and amortization schedules of up to 20 years (40 years if secured by a guarantee from the U. S. Farm Service Agency). Loans secured by farmland may be made in amounts up to 80% of the value of the farm. However, we will originate farmland loans in amounts up to 100% of the value of the farm if the borrower is able to secure a guarantee from the U.S. Farm Service Agency. Generally, we obtain personal guarantees of the borrower on all loans secured by farmland.

Consumer and Other Loans. We make various types of secured consumer loans that are collateralized by deposits, boats and automobiles as well as unsecured consumer loans. We also have a commercial lease program with the loan balances included in other loans. Commercial leases generally have higher yields and shorter average lives than real estate secured loans. Commercial leases totaled $104.1 million and consumer and other loans totaled $44.6 million at December 31, 2020. These loans totaled $148.8 million in aggregate, or 8.0% of our total loan portfolio at December 31, 2020.

Consumer loans generally have a fixed rate at a margin over the prime rate and have terms of three years to ten years. At December 31, 2020, $16.6 million of our consumer loans were unsecured. Our procedure for underwriting consumer loans includes an assessment of the applicant's credit history and ability to meet existing obligations and payments for the proposed loan, as well as an evaluation of the value of the collateral security, if any.

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

Loan Originations, Sales, Purchases and Participations. Loan originations are derived from a number of sources such as referrals from our board of directors, existing customers, borrowers, builders, attorneys and walk-in customers. We generally retain the loans that we originate in our loan portfolio and only sell loans infrequently. We had $37.0 million at December 31, 2020 in purchased loan participations that were not syndicated loans. We had $119.0 million in purchased loans, primarily secured by real estate, at December 31, 2020. At December 31, 2020, we had $75.2 million in syndicated loans, of which $29.3 million were shared national credits.

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

Our lending activities are also subject to Louisiana statutes and internal guidelines limiting the amount we can lend to any one borrower. Subject to certain exceptions, under Louisiana law the Bank may not lend on an unsecured basis to any single borrower (i.e., any one individual or business entity and his or its affiliates) an amount in excess of 20% of the sum of the Bank's capital stock and surplus, or on a secured basis an amount in excess of 50% of the sum of the Bank's capital stock and surplus. At December 31, 2020, our secured legal lending limit was approximately $81.1 million and our unsecured legal lending limit was approximately $32.4 million.

Deposit Products

Consumer and commercial deposits are attracted principally from within our primary market area through the offering of a selection of deposit instruments including noninterest-bearing and interest-bearing demand, savings accounts and time accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate. At December 31, 2020, we held $2.2 billion in deposits.

We actively seek to obtain public funds deposits. At December 31, 2020, public funds deposits totaled $715.3 million. We have developed a program for the retention and management of public funds deposits. These deposits are from local government entities such as school districts, hospital districts, sheriff departments and other municipalities. The majority of these deposits are under contractual terms of up to three years. Deposits under fiscal agency agreements are generally stable but public entities may maintain the ability to negotiate term deposits on a specific basis including with other financial institutions. These deposits generally have stable balances as we maintain both operating accounts and time deposits for these entities. There is a seasonal component to public deposit levels associated with annual tax collections. Public funds will increase at the end of the year and during the first quarter. In addition to seasonal fluctuations, there are monthly fluctuations associated with internal payroll and short-term tax collection accounts for our public funds deposit accounts. Public funds deposit accounts are collateralized by FHLB letters of credit, reciprocal deposit insurance programs, Louisiana municipal bonds and eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac.

The interest rates paid by us on deposits are set at the direction of our executive management. Interest rates are determined based on our liquidity requirements, interest rates paid by our competitors, and our growth goals and applicable regulatory restrictions and requirements. At December 31, 2020, we had $58.8 million in brokered deposits.

Investments

Our investment policy is to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and to meet pledging requirements for our public funds and other borrowings. Our investment securities consist of: (1) U.S. Treasury obligations; (2) U.S. government agency obligations; (3) mortgage-backed securities; (4) collateralized mortgage obligations; (5) corporate and other debt securities; (6) mutual funds and other equity securities and (7) municipal bonds. Our U.S. Government agency securities comprise the largest share of our investment securities, having a fair value of $169.7 million, which were classified as available for sale, at December 31, 2020.

The Bank's management asset liability committee and board investment committee are responsible for regular review of our investment activities and the review and approval of our investment policy. These committees monitor our investment securities portfolio and direct our overall acquisition and allocation of funds, with the goal of structuring our portfolio such that our investment securities provide us with a stable source of income but without exposing us to an excessive degree of market risk. During the last five years, our securities portfolio has generated $76.5 million of pre-tax income. For the year ended December 31, 2020, we had one security with an other than temporary impairment recognized.

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

Employees

At December 31, 2020, we had 420 full-time and 33 part-time employees. None of our employees is represented by a collective bargaining group or are parties to a collective bargaining agreement. We believe that our relationship with our employees is good.

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

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”)

The CARES Act, which became law on March 27, 2020, provided over $2 trillion to combat the coronavirus disease (COVID-19) and stimulate the economy. The law had several provisions relevant to financial institutions, including:

•Allowing institutions not to characterize loan modifications relating to the COVID-19 pandemic as a troubled debt restructuring and also allowing them to suspend the corresponding impairment determination for accounting purposes;

•Temporarily reducing the community bank leverage ratio alternative available to institutions of less than $10 billion of assets to 8%;

•The establishment of the Paycheck Protection Program (the “PPP”), a specialized low-interest forgivable loan program funded by the U.S. Treasury Department and administered through the SBA’s 7(a) loan guaranty program to support businesses affected by the COVID-19 pandemic, which was subsequently extended by the Consolidated Appropriations Act; and

•The ability of a borrower of a federally-backed mortgage loan (VA, FHA, USDA, Freddie Mac and Fannie Mae) experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic, to request forbearance from paying their mortgage by submitting a request to the borrower’s servicer affirming their financial hardship during the COVID-19 emergency. Such a forbearance could be granted for up to 180 days, subject to extension for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract could accrue on the borrower’s account. Except for vacant or abandoned property, the servicer of a federally-backed mortgage was prohibited from taking any foreclosure action, including any eviction or sale action, for not less than the 60-day period beginning March 18, 2020, extended by federal mortgage-backing agencies to at least June 30, 2021.

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

Notwithstanding the foregoing, pursuant to the EGRRCPA, the FDIC finalized a rule that established a community bank leverage ratio (tier 1 capital to average consolidated assets) at 9% for institutions under $10 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized. The final rule established a two quarter grace period for community banks, whose leverage ratio falls below 9% or fails to meet other qualifying criteria so long as the bank maintains a leverage ratio of 8% or greater. The new rule took effect on January 1, 2020. Section 4012 of the CARES Act required that the community bank leverage ratio be temporarily lowered to 8%. The federal regulators issued a rule making the reduced ratio effective for the second quarter of 2020. The rule also established a two quarter grace period for a qualifying community bank whose leverage ratio falls below the 8% community bank leverage ratio requirement, or fails to meet other qualifying criteria, so long as the bank maintains a leverage ratio of 7% or greater. Another rule was issued to transition back to the 9% community bank leverage ratio by increasing the ratio to 8.5% for calendar year 2021 and to 9% thereafter. First Guaranty Bank did not elect to follow the community bank leverage ratio.

At December 31, 2020, First Guaranty Bank was well-capitalized based on FDIC guidelines.

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

First Guaranty Bank's authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:
•be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and
•not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of First Guaranty Bank's capital.

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

Federal Insurance of Deposit Accounts. The maximum amount of deposit insurance for banks, savings institutions and credit unions is $250,000 per depositor.

Assessments for most institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. The assessment range (inclusive of possible adjustments) was for most banks and savings associations 1.5 basis points to 30 basis points.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC was required to seek to achieve the 1.35% ratio by September 30, 2020. The FDIC indicated that the 1.35% ratio was exceeded in November 2018. Insured institutions of less than $10 billion of assets received credits for the portion of their assessments that contributed to the reserve ratio between 1.15% and 1.35%. The credits were exhausted as of September 30, 2020. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC, and the FDIC has exercised that discretion by establishing a long-range fund ratio of 2%.
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

Federal Reserve System. The Federal Reserve Board regulations require banks to maintain non interest-earning reserves against their transaction accounts (primarily negotiable order of withdrawal (NOW) and regular checking accounts). In March 2020, due to a change in its approach to monetary policy due to COVID-19, the Federal Reserve Board issued an interim rule to amend Regulation D requirements and reduce reserve requirement ratios to zero. The Federal Reserve Board has indicated that it has no plans to re-impose reserve requirements, but may do so in the future if conditions warrant.

FHLB System. First Guaranty Bank is a member of the FHLB System, which consists of twelve regional FHLBs. The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB, First Guaranty Bank is required to acquire and hold a specified amount of shares of capital stock in the FHLB. As of December 31, 2020, First Guaranty Bank complies with this requirement.

Other Regulations

Interest and other charges collected or contracted for by First Guaranty Bank are subject to state usury laws and federal laws concerning interest rates. First Guaranty Bank's operations are also subject to federal laws applicable to credit transactions, such as the:
•Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one-to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;
•Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;
•Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
•Truth in Savings Act; and
•Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of First Guaranty Bank also are subject to the:
•Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services;
•Check Clearing for the 21st Century Act (also known as "Check 21"), which gives "substitute checks," such as digital check images and copies made from that image, the same legal standing as the original paper check;
•USA PATRIOT Act, which requires banks operating to, among other things, establish broadened anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and
•Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution's privacy policy and provide such customers the opportunity to "opt out" of the sharing of certain personal financial information with unaffiliated third parties.

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

The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board's policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization's capital needs, asset quality and overall financial condition. The Federal Reserve Board's policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by using available resources to provide capital funds during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codified the source of strength policy. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. Federal Reserve Board guidance provides for consultation with and supervisory review by the Federal Reserve Board prior to the payment of dividends or stock repurchases under certain circumstances. These regulatory policies could affect our ability to pay dividends or otherwise engage in capital distributions.

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

Risks Related to the COVID-19 Pandemic

The economic impact of the COVID-19 outbreak could adversely affect our financial condition and results of operations and our ability to execute on our growth strategies.

The COVID-19 pandemic has caused significant economic dislocation in the United States, including a slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, millions of individuals have filed claims for unemployment. In response to the COVID-19 outbreak, the Federal Open Market Committee has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry.

The spread of the coronavirus has caused us to significantly modify our business practices, including business operating hours and delivery methods, as well as employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. These changes, as well as adverse economic conditions, could cause us not to be able to execute on our growth strategies.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•demand for our products and services may decline, making it difficult to execute on our strategic initiatives related to growing assets and earnings;

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

•as the result of the decline in the target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•a material decrease in net income or a net loss over several quarters could result in a decrease or elimination of our quarterly cash dividend;

•our cyber security risks are increased as the result of an increase in the number of employees working remotely;

•we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and

•Federal Deposit Insurance Corporation premiums may increase if the agency experience additional resolution costs; and

•Internal controls as designed may not prove effective, to the extent procedures are modified as a result of remote work locations.

Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects.

Risks Related to Our Lending

Adverse events in Louisiana and North Central Texas, where our business is concentrated, could adversely affect our results of operations and future growth.

Our business, the location of our branches and the real estate used as collateral on our real estate loans are primarily concentrated in Louisiana and North Central Texas. At December 31, 2020, approximately 75.6% of the secured loans in our loan portfolio were secured by real estate and other collateral located in our market area. As a result, we are exposed to risks associated with a lack of geographic diversification. The occurrence of an economic downturn in Louisiana and North Central Texas, or adverse changes in laws or regulations in Louisiana and North Central Texas could impact the credit quality of our assets, the businesses of our customers and our ability to expand our business. The COVID-19 pandemic has caused a severe economic downturn in our market area. Our success significantly depends upon the growth in population, income levels, deposits and housing in our market area. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may be negatively affected.

Material fluctuations in the price of oil and gas could adversely affect our business. At December 31, 2020, approximately $105.1 million, or 5.7% of our total loan portfolio was comprised of loans to businesses engaged in support or service activities for oil and gas operations. At December 31, 2020 we had $45.7 million in unfunded loan commitments related to these businesses. In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio. In addition, substantially all of our loans are to individuals and businesses in Louisiana and North Central Texas. Our business customers may not have customer bases that are as diverse as businesses serving regional or national markets. Consequently, any decline in the economy of our market area could have an adverse impact on our revenues and financial condition. In particular, we may experience increased loan delinquencies, which could result in a higher provision for loan losses and increased charge-offs. Any sustained period of increased non-payment, delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, results of operations and financial condition.

We have a significant number of loans secured by real estate, and a downturn in the local or national real estate market could negatively impact our profitability.

At December 31, 2020, approximately 71.4% of our total loan portfolio was secured by real estate, most of which is located in Louisiana and North Central Texas. Future declines in the real estate values in our Louisiana and North Central Texas markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower's obligations to us. First Guaranty may participate in or purchase real estate loans located outside of our traditional markets which may be affected by national or other localized market trends. This could require increasing our allowance for loan losses to address the decrease in the value of the real estate securing our loans which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our loan portfolio consists of a high percentage of loans secured by non-farm non-residential real estate. These loans carry a greater credit risk than loans secured by one- to four-family properties.

Our loan portfolio includes non-farm non-residential real estate loans, primarily loans secured by commercial real estate such as office buildings, hotels and retail facilities. At December 31, 2020, our non-farm non-residential loans totaled $824.1 million, or 44.6% of our total loan portfolio. Our non-farm non-residential real estate loans expose us to greater risk of nonpayment and loss than one- to four-family family residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the borrowers. If we foreclose on these loans, our holding period for the collateral typically is longer than for a one- to four-family residential property because there are fewer potential purchasers of the collateral. In addition, non-farm non-residential real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential loans. Accordingly, charge-offs on non-farm non-residential loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. An unexpected adverse development on one or more of these types of loans can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

A portion of our loan portfolio is comprised of commercial and industrial loans secured by accounts receivables, inventory, equipment or other commercial collateral, the deterioration in value of which could increase the potential for future losses.

At December 31, 2020, $353.0 million, or 19.1% of our total loans, was comprised of commercial and industrial loans to businesses collateralized by general business assets including, among other things, accounts receivable, inventory and equipment and generally backed by a personal guaranty of the borrower or principal. These commercial and industrial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial and industrial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property such as equipment and inventory, which may decline in value more rapidly than we anticipate, or may be difficult to market and sell, exposing us to increased credit risk. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets, resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

A portion of our loan portfolio is comprised of commercial leases secured by equipment or other commercial collateral, the deterioration in value of which could increase the potential for future losses.

At December 31, 2020, $104.1 million, or 5.6% of our total loans, was comprised of commercial leases. These commercial leases are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial leases is subject to the ongoing business operations of the borrower. The collateral securing leases includes equipment and other assets which may decline in value more rapidly than we anticipate, or may be difficult to market and sell, exposing us to increased credit risk. Significant adverse changes in the economy or local market conditions in which our commercial leasing customers operate could cause rapid declines in loan collectability and the values associated with lease assets, resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

A portion of our loan portfolio consists of syndicated loans, including syndicated loans known as shared national credits, secured by assets located generally outside of our market area. Syndicated loans may have a higher risk of loss than other loans we originate because we are not the lead lender and we have limited control over credit monitoring.

Over the last thirteen years, we have pursued a focused program to participate in select syndicated loans (loans made by a group of lenders, including us, who share or participate in a specific loan) with a larger regional financial institution as the lead lender. Syndicated loans are typically made to large businesses (which are referred to as shared national credits) or middle market companies (which do not meet the regulatory definition of shared national credits), both of which are secured by business assets or equipment, and commercial real estate located generally outside of our market area. The syndicate group for both types of loans usually consists of two to three other financial institutions. First Guaranty's commitment typically ranges between $5.0 million to $15.0 million. At December 31, 2020, we had $75.2 million in syndicated loans, or 4.1% of our total loan portfolio. At December 31, 2020, we had $45.9 million in syndicated loans that were not shared national credits. On December 21, 2017, the Federal Reserve, FDIC, and Office of Comptroller of the Currency issued a change to the definition of a Shared National Credit. Effective January 1, 2018, the aggregate loan commitment threshold for inclusion in the Shared National Credit (SNC) program increased from $20 million to $100 million. First Guaranty's syndicated loans that meet the revised definition at December 31, 2020 were $29.3 million. Syndicated loans may have a higher risk of loss than other loans we originate because we rely on the lead lender to monitor the performance of the loan. Moreover, our decision regarding the classification of a syndicated loan and loan loss provisions associated with a syndicated loan are made in part based upon information provided by the lead lender. A lead lender also may not monitor a syndicated loan in the same manner as we would for other loans that we originate. If our underwriting of these syndicated loans is not sufficient, our non-performing loans may increase and our earnings may decrease.

If our nonperforming assets increase, our earnings will be adversely affected.

At December 31, 2020, our non-performing assets, which consist of non-performing loans and other real estate owned, were $30.9 million, or 1.25% of total assets. Our non-performing assets adversely affect our net income in various ways:

•we record interest income only on the cash basis or cost-recovery method for nonaccrual loans and we do not record interest income for other real estate owned;

•we must provide for probable loan losses through a current period charge to the provision for loan losses;

•noninterest expense increases when we write down the value of properties in our other real estate owned portfolio to reflect changing market values;

•there are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees; and

•the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity.

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

At December 31, 2020, our allowance for loan losses as a percentage of total loans, net of unearned income, was 1.33% and as a percentage of total non-performing loans was 85.53%. The determination of the appropriate level of allowance is subject to judgment and requires us to make significant estimates of current credit risks and future trends, all of which are subject to material changes. If assumptions prove to be incorrect, the allowance for loan losses may not cover inherent losses in the loan portfolio at the date of the financial statements. Significant additions to the allowance would materially decrease net income. Non-performing loans may increase and non-performing or delinquent loans may adversely affect future performance. Any future credit deterioration, including as a result of COVID-19, could require us to increase our allowance for loan losses in the future. In addition, federal and state regulators periodically review the allowance for loan losses and may require an increase in the allowance for loan losses or recognize further loan charge-offs. Any significant increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition.

Emphasis on the origination of short-term loans could expose us to increased lending risks.

At December 31, 2020, $1.4 billion, or 74.5% of our total loans consisted of short-term loans, defined as loans whose payments are typically based on ten to 20-year amortization schedules but have maturities typically ranging from one to five years. This results in our borrowers having significantly higher final payments due at maturity, known as a "balloon payment." In the event our borrowers are unable to make their balloon payments when they are due, we may incur significant losses in our loan portfolio. Moreover, while the shorter maturities of our loan portfolio help us to manage our interest rate risk, they also increase the reinvestment risk associated with new loan originations. During an economic slow-down, we might incur significant losses as our loan portfolio matures.

The level of our commercial real estate loan portfolio subjects us to additional regulatory scrutiny.

The FDIC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multifamily and non-owner occupied, non-farm, non-residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these factors, we have a concentration in loans of the type described in (ii), above, or 354.41% of our total capital at December 31, 2020. The purpose of the guidance is to assist banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Our bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our commercial real estate and multifamily lending and/or the requirement that we maintain higher levels of regulatory capital, either of which would adversely affect our loan originations and profitability.
We are subject to regulatory enforcement risk, reputation risk and litigation risk regarding our participation in the PPP, and we are subject to the risk that the SBA may not fund some or all PPP loan guarantees.

The CARES Act included the PPP as a loan program administered through the SBA. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to detailed qualifications and eligibility criteria.

Because of the short timeframe between the passing of the CARES Act and implementation of the PPP, some of the rules and guidance relating to PPP were issued after lenders began processing PPP applications. Also, there was and continues to be uncertainty in the laws, rules and guidance relating to the PPP. Since the opening of the PPP, several banks have been subject to litigation regarding the procedures used in processing PPP applications, and several banks have been subject to litigation regarding the payment of fees to agents that assisted borrowers in obtaining PPP loans. In addition, some banks and borrowers have received negative media attention associated with PPP loans. Although we believe that we have administered the PPP in accordance with all applicable laws, regulations and guidance, we may be exposed to litigation risk and negative media attention related to our participation in the PPP. If any such litigation is not resolved in in our favor, it may result in significant financial liability to us or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation or media attention could have a material adverse impact on our business, financial condition, and results of operations.

The PPP has also attracted interest from federal and state enforcement authorities, oversight agencies, regulators, and U.S. Congressional committees. State Attorneys General and other federal and state agencies may assert that they are not subject to the provisions of the CARES Act and the PPP regulations entitling us to rely on borrower certifications, and take more aggressive action against us for alleged violations of the provisions governing the PPP. Federal and state regulators can impose or request that we consent to substantial sanctions, restrictions and requirements if they determine there are violations of laws, rules or regulations or weaknesses or failures with respect to general standards of safety and soundness, which could adversely affect our business, reputation, results of operation and financial condition, and thereby adversely affect your investment.

We also have credit risk on PPP loans if the SBA determines that there is a deficiency in the manner in which we originated, funded or serviced loans, including any issue with the eligibility of a borrower to receive a PPP loan. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced a PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

The foreclosure process may adversely impact our recoveries on non-performing loans.

The Judicial foreclosure process is protracted, which delays our ability to resolve non-performing loans through the sale of the underlying collateral. The longer timelines were the result of the economic crisis, additional consumer protection initiatives related to the foreclosure process, increased documentary requirements and judicial scrutiny, and, both voluntary and mandatory programs under which lenders may consider loan modifications or other alternatives to foreclosure. These reasons, historical issues at the largest mortgage loan servicers, and the legal and regulatory responses have impacted the foreclosure process and completion time of foreclosures for residential mortgage lenders. This may result in a material adverse effect on collateral values and our ability to minimize our losses.

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

Risks Related to Interest Rates
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

Risks Related to Liquidity

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

Public funds deposits are a significant source of funds for our lending and investment activities. At December 31, 2020, $715.3 million, or 33.0% of our total deposits, consisted of public funds deposits from local government entities such as school districts, hospital districts, sheriff departments and other municipalities, which are collateralized by letters of credit from the Federal Home Loan Bank ("FHLB"), investment securities, and reciprocal deposit insurance programs. Given our dependence on high-average balance public funds deposits as a source of funds, our inability to retain such funds could significantly and adversely affect our liquidity. Further, our public funds deposits are primarily demand deposit accounts or short-term time deposits and are therefore more sensitive to interest rate risks. If we are forced to pay higher rates on our public funds accounts to retain those funds, or if we are unable to retain such funds and we are forced to resort to other sources of funds for our lending and investment activities, such as borrowings from the FHLB, the interest expense associated with these other funding sources may be higher than the rates we are currently paying on our public funds deposits, which would adversely affect our net income.

Risks Related to Business Strategy

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

On November 7, 2019, we completed our merger with Union Bancshares, Incorporated and its subsidiary The Union Bank headquartered in Marksville, Louisiana. We intend to continue pursuing a strategy that includes acquisitions. An acquisition strategy involves significant risks, including the following:
•finding suitable candidates for acquisition;
•attracting funding to support additional growth within acceptable risk tolerances;
•maintaining asset quality;
•retaining customers and key personnel;
•obtaining necessary regulatory approvals;
•conducting adequate due diligence and managing known and unknown risks and uncertainties;
•integrating acquired businesses; and
•maintaining adequate regulatory capital.

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

Risks Related to Earnings

We depend primarily on net interest income for our earnings rather than noninterest income.

Net interest income is the most significant component of our operating income. For the year ended December 31, 2020, our net interest income totaled $74.7 million in comparison to our total noninterest income of $23.8 million earned during the same year. We do not rely on nontraditional sources of fee income utilized by some community banks, such as fees from sales of insurance, securities or investment advisory products or services. The amount of our net interest income is influenced by the overall interest rate environment, competition, and the amount of interest-earning assets relative to the amount of interest-bearing liabilities. In the event that one or more of these factors were to result in a decrease in our net interest income, we have limited sources of noninterest income to offset any decrease in our net interest income.

We obtain a significant portion of our noninterest revenue through service charges on core deposit accounts, and regulations impacting service charges could reduce our fee income.

A significant portion of our noninterest revenue is derived from service charge income. During the year ended December 31, 2020, service charges, commissions and fees represented $2.6 million, or 10.8% of our total noninterest income. During the year ended December 31, 2019, service charges, commissions and fees represented $2.8 million, or 33.8% of our total noninterest income. The largest component of this service charge income is overdraft-related fees. Management believes that changes in banking regulations pertaining to rules on certain overdraft payments on consumer accounts have and will continue to have an adverse impact on our service charge income. Additionally, changes in customer behavior, as well as increased competition from other financial institutions, may result in declines in deposit accounts or in overdraft frequency resulting in a decline in service charge income. A reduction in deposit account fee income could have a material adverse effect on our earnings.

Risks Related to Competition

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

Risks Related to Operations

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

Risks Related to Accounting

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

In June 2016, the FASB issued a standard, Financial Instruments – Credit Losses, that will significantly change how banks measure and recognize credit impairment for many financial assets from an incurred loss methodology to a current expected loss model. The current expected credit loss model will require banks to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets that are in the scope of the standard. This standard is effective for us beginning on January 1, 2023. We are currently evaluating the impact of an adoption of this standard.

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

While we attempt to invest a significant percentage of our assets in loans (our loan to deposit ratio was 85.1% at December 31, 2020), we invest a portion of our total assets (9.6% at December 31, 2020) in investment securities with the primary objectives of providing a source of liquidity, generating an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements of our public funds deposits and meeting regulatory capital requirements. At December 31, 2020, the carrying value of our securities portfolio was $238.5 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause an other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. At December 31, 2020, First Guaranty had one corporate debt security with other-than-temporary impairment. In 2020, $100,000 in credit related impairment was charged to earnings and no non-credit related other-than-temporary impairment was recorded in other comprehensive income. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, financial condition and results of operations.

Other General Business Risks

Hurricanes or other adverse weather conditions in Louisiana can have an adverse impact on our market area.

Our market area in Southeast Louisiana is close to New Orleans and the Gulf of Mexico, areas which are susceptible to hurricanes, tropical storms and other natural disasters and adverse weather conditions which could result in a disruption of our operations and increases in loan losses. In August 2016, Louisiana experienced severe flooding which affected several of our markets. Similar future events could potentially cause widespread property damage, require the relocation of an unprecedented number of residents and business operations, and severely disrupt normal economic activity in our market areas, which may have an adverse effect on our operations, loan originations and deposit base. Moreover, our ability to compete effectively with financial institutions whose operations are not concentrated in areas affected by hurricanes or other adverse weather conditions or whose resources are greater than ours will depend primarily on our ability to continue normal business operations following such event. The severity and duration of the effects of hurricanes or other adverse weather conditions will depend on a variety of factors that are beyond our control, including the amount and timing of government, private and philanthropic investments including deposits in the region, the pace of rebuilding and economic recovery in the region and the extent to which a hurricane's property damage is covered by insurance. The occurrence of any such event could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Laws, Regulations and Industry

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

We may be required to raise additional capital in the future, but that capital may not be available when it is needed, or it may only be available on unacceptable terms, which could adversely affect our financial condition and results of operations.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We may at some point, however, need to raise additional capital to support continued growth or be required by our regulators to increase our capital resources. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. Accordingly, we may not be able to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations and pursue our growth strategy could be materially impaired and our financial condition and liquidity could be materially and adversely affected. In addition, if we are unable to raise additional capital when required by our bank regulators, we may be subject to adverse regulatory action.

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

We hold assets, liabilities, and derivatives that are indexed to the various tenors of LIBOR including but not limited to the one-month LIBOR, three-month LIBOR, one-year LIBOR, and the ten-year constant maturing swap rate. The LIBOR yield curve is also utilized in the fair value calculation of many of these instruments. The reform of major interest benchmarks led to the announcement of the United Kingdom’ s Financial Conduct Authority, the regulator of the LIBOR index, that LIBOR would not be supported in its current form after the end of 2021. In December 2020, the administrator of LIBOR announced its intention to (i) cease the publication of the one-week and two-month U.S. dollar LIBOR after December 31, 2021, and (ii) cease the publication of all other tenors of U.S. dollar LIBOR (one, three, six and 12 month LIBOR) after June 30, 2023. We believe the U.S. financial sector will maintain an orderly and smooth transition to new interest rate benchmarks of which we will evaluate and adopt if appropriate. While in the U.S., the Alternative Rates Committee of the FRB and Federal Reserve Bank of New York have identified the SOFR as an alternative U.S. dollar reference interest rate, it is too early to predict the financial impact this rate index replacement may have, if at all.

Difficult market conditions have adversely affected the industry in which we operate.

If capital and credit markets experience volatility and disruption as they did during the past financial crisis and during the COVID-19 pandemic, we may face the following risks:
•increased regulation of our industry;
•compliance with such regulation may increase our costs and limit our ability to pursue business opportunities;
•market developments and the resulting economic pressure on consumers may affect consumer confidence levels and may cause increases in delinquencies and default rates, which, among other effects, could affect our charge-offs and provision for loan losses. Competition in the industry could intensify as a result of the increasing consolidation of financial institutions in connection with the current market conditions;
•market disruptions make valuation even more difficult and subjective, and our ability to measure the fair value of our assets could be adversely affected. If we determine that a significant portion of our assets have values significantly below their recorded carrying value, we could recognize a material charge to earnings in the quarter in which such determination was made, our capital ratios would be adversely affected and a rating agency might downgrade our credit rating or put us on credit watch; and
•the downgrade of the United States government's sovereign credit rating, any related rating agency action in the future, and the downgrade of the sovereign credit ratings for several European nations could negatively impact our business, financial condition and results of operations.

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

As of December 31, 2020, $134.7 million, or 7.3% of our total loan portfolio, was comprised of loans where all or some portion of the loans were guaranteed through the SBA, USDA or FSA lending programs, and we intend to grow this segment of our portfolio in the future. The majority of this portfolio, $92.3 million, was comprised of loans originated under the SBA PPP program at December 31, 2020. From time to time, the government agencies that guarantee these loans reach their internal limits and cease to guarantee loans. In addition, these agencies may change their rules for loans or Congress may adopt legislation that would have the effect of discontinuing or changing the loan programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. Therefore, if these changes occur, the volume of loans to small business, industrial and agricultural borrowers of the types that now qualify for government guaranteed loans could decline. Also, the profitability of these loans could decline.

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

Our principal shareholders (Marshall T. Reynolds, William K. Hood and Edgar R. Smith III) beneficially own, approximately 40% of our outstanding common stock as of December 31, 2020. Each of these shareholders will continue to have the ability to independently vote a meaningful percentage of our outstanding common stock on all matters put to a vote of our shareholders, including the election of our board of directors and certain other significant corporate transactions, such as a merger or acquisition transaction. On any such matter, the interests of these shareholders may not coincide with the interests of the other holders of our common stock and any such difference in interests may result in that shareholder voting its shares in a manner inconsistent with the interests of other shareholders.

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

Although First Guaranty Bancshares, Inc. and First Guaranty Bank prior to the Share Exchange, have paid a quarterly dividend to our shareholders for 110 consecutive quarters as of December 31, 2020, we have no obligation to continue paying dividends, and we may change our dividend policy at any time without prior notice to our shareholders. In addition, our ability to pay dividends will continue to be subject, among other things, to certain regulatory guidance and/or restrictions.

Item 1B – Unresolved Staff Comments

None.

Item 2 - Properties

First Guaranty does not directly own any real estate, but it does own real estate indirectly through the Bank. The Bank operates 34 banking centers, including one drive-up facility and one loan production office. The following table sets forth certain information relating to each office. The net book value of premises and equipment at all branch locations, including the raw land of branches under development, at December 31, 2020 totaled $59.9 million. We believe that our properties are adequate for our business operations as they are currently being conducted.

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

Item 3 - Legal Proceedings

First Guaranty is subject to various legal proceedings in the normal course of its business. First Guaranty assesses its liabilities and contingencies in connection with outstanding legal proceedings. Where it is probable that First Guaranty will incur a loss and the amount of the loss can be reasonably estimated, First Guaranty records a liability in its consolidated financial statements. First Guaranty does not record a loss if the loss is not probable or the amount of the loss is not estimable. First Guaranty is a defendant in a lawsuit alleging overpayment of interest on a loan with a possible loss range of $0.0 million to $0.5 million. Judgment has been rendered against First Guaranty for the full amount, but First Guaranty is exercising its appeal rights. First Guaranty had an accrued liability of $0.1 million at December 31, 2020 related to this lawsuit. First Guaranty is also a defendant in a lawsuit alleging fault for a loss of funds by a customer with a possible loss range of $0.0 million to $1.5 million. No accrued liability has been recorded related to this lawsuit.

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item 5 - Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are traded on the NASDAQ Global Market under the symbol "FGBI". As of December 31, 2020, there were approximately 1,600 holders of record of our common stock.

Our shareholders are entitled to receive dividends when, and if, declared by the Board of Directors, out of funds legally available for dividends. We have paid consecutive quarterly cash dividends on our common stock for each of the last 110 quarters dating back to the third quarter of 1993. The Board of Directors intends to continue to pay regular quarterly cash dividends. The ability to pay dividends in the future will depend on our earnings and financial condition, liquidity and capital requirements, regulatory restrictions, the general economic and regulatory climate and ability to service any equity or debt obligations senior to common stock. There are legal restrictions on the ability of First Guaranty Bank to pay cash dividends to First Guaranty Bancshares, Inc. Under federal and state law, we are required to maintain certain surplus and capital levels and may not distribute dividends in cash or in kind, if after such distribution we would fall below such levels. Specifically, an insured depository institution is prohibited from making any capital distribution to its shareholders, including by way of dividend, if after making such distribution, the depository institution fails to meet the required minimum level for any relevant capital measure including the risk-based capital adequacy and leverage standards.

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

First Guaranty Bancshares, Inc. did not repurchase any of its shares of common stock during 2020.

Item 6 - Selected Financial Data

The following table presents consolidated selected financial data for First Guaranty. It does not purport to be complete and is qualified in its entirety by more detailed financial information and the audited consolidated financial statements contained elsewhere in this annual report.

	At or For the Years Ended December 31,
(in thousands except for %)	2020	2019	2018	2017	2016
Year End Balance Sheet Data:
Investment securities	$238,548	$426,516	$405,303	$501,656	$499,336
Federal funds sold	$702	$914	$549	$823	$271
Loans, net of unearned income	$1,844,135	$1,525,490	$1,225,268	$1,149,014	$948,921
Allowance for loan losses	$24,518	$10,929	$10,776	$9,225	$11,114
Total assets	$2,473,078	$2,117,216	$1,817,211	$1,750,430	$1,500,946
Total deposits	$2,166,318	$1,853,013	$1,629,622	$1,549,286	$1,326,181
Borrowings	$116,630	$86,747	$34,538	$52,938	$43,230
Shareholders' equity	$178,591	$166,035	$147,284	$143,983	$124,349
Common shareholders' equity	$178,591	$166,035	$147,284	$143,983	$124,349
Performance Ratios and Other Data:
Return on average assets	0.87%	0.76%	0.82%	0.71%	0.97%
Return on average common equity	11.36%	8.99%	9.98%	8.59%	11.18%
Return on average tangible assets (1)	0.90%	0.78%	0.85%	0.73%	0.98%
Return on average tangible common equity (1)	13.08%	9.68%	10.77%	9.15%	11.64%
Net interest margin	3.35%	3.41%	3.41%	3.33%	3.39%
Average loans to average deposits	81.25%	78.59%	75.39%	72.23%	68.57%
Efficiency ratio (2)	58.95%	67.48%	69.46%	62.64%	56.85%
Efficiency ratio (excluding amortization of intangibles and securities transactions) (2)	68.44%	66.77%	66.63%	63.38%	60.19%
Full time equivalent employees (year end)	429	431	346	338	293

(Footnotes follow on next page)

	At or For the Years Ended December 31,
(in thousands except for % and share data)	2020	2019	2018	2017	2016
Capital Ratios:
Average shareholders' equity to average assets	7.62%	8.42%	8.20%	8.31%	8.63%
Average tangible equity to average tangible assets (3)	6.86%	8.02%	7.86%	8.01%	8.44%
Common shareholders' equity to total assets	7.22%	7.84%	8.10%	8.23%	8.28%
Tangible common equity to tangible assets (3)	6.51%	6.99%	7.79%	7.87%	8.10%
Income Data:
Interest income	$100,684	$91,643	$78,390	$67,546	$58,532
Interest expense	$26,017	$29,966	$21,366	$14,393	$10,140
Net interest income	$74,667	$61,677	$57,024	$53,153	$48,392
Provision for loan losses	$14,877	$4,860	$1,354	$3,822	$3,705
Noninterest income (excluding securities transactions)	$8,989	$8,456	$7,110	$6,943	$5,656
Securities (losses) gains	$14,791	$(157)	$(1,830)	$1,397	$3,799
Noninterest expense	$58,033	$47,219	$43,275	$38,521	$32,885
Earnings before income taxes	$25,537	$17,897	$17,675	$19,150	$21,257
Net income	$20,318	$14,241	$14,213	$11,751	$14,093
Net income available to common shareholders	$20,318	$14,241	$14,213	$11,751	$14,093
Per Common Share Data:
Net earnings	$2.09	$1.47	$1.47	$1.24	$1.53
Cash dividends paid	$0.64	$0.60	$0.58	$0.54	$0.53
Book value	$18.33	$17.04	$15.20	$14.86	$13.51
Tangible book value (4)	$16.41	$15.05	$14.57	$14.17	$13.18
Dividend payout ratio	30.68%	40.74%	39.65%	44.34%	34.56%
Weighted average number of shares outstanding	9,741,253	9,695,131	9,687,123	9,468,145	9,205,635
Number of shares outstanding	9,741,253	9,741,253	9,687,123	9,687,123	9,205,635
Asset Quality Ratios:
Non-performing assets to total assets	1.25%	1.04%	0.55%	0.84%	1.48%
Non-performing assets to total loans	1.68%	1.44%	0.82%	1.28%	2.34%
Non-performing loans to total loans	1.55%	1.12%	0.73%	1.17%	2.30%
Loan loss reserve to non-performing assets	79.33%	49.86%	107.48%	62.88%	50.04%
Net charge-offs to average loans	0.08%	0.36%	(0.02)%	0.54%	0.23%
Provision for loan loss to average loans	0.89%	0.37%	0.12%	0.36%	0.42%
Allowance for loan loss to total loans	1.33%	0.72%	0.88%	0.80%	1.17%

(1)Tangible calculation eliminates goodwill and acquisition intangibles, principally core deposit intangibles, net of accumulated amortization, net of tax. See below for our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption "Selected Historical Consolidated Financial and Other Data— Non-GAAP Financial Measures."

(2)Efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income. We calculate both a GAAP and a non-GAAP efficiency ratio. The GAAP-based efficiency ratio is noninterest expenses divided by net interest income plus noninterest income. See below for our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption "Selected Financial Data— Non-GAAP Financial Measures."

(3)We calculate tangible common equity as total shareholders' equity less preferred stock, goodwill and acquisition intangibles, principally core deposit intangibles, net of accumulated amortization, and we calculate tangible assets as total assets less goodwill and core deposit intangibles. Tangible common equity to tangible assets is a non-GAAP financial measure, and, as we calculate tangible common equity to tangible assets, the most directly comparable GAAP financial measure is total shareholders' equity to total assets. See below for our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption "Selected Historical Consolidated Financial and Other Data— Non-GAAP Financial Measures."

(4)We calculate tangible book value per common share as total shareholders' equity less preferred stock, goodwill and acquisition intangibles, principally core deposit intangibles, net of accumulated amortization at the end of the relevant period, divided by the outstanding number of shares of our common stock at the end of the relevant period. Tangible book value per common share is a non-GAAP financial measure, and, as we calculate tangible book value per common share, the most directly comparable GAAP financial measure is book value per common share. See below for our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption "Selected Financial Data— Non-GAAP Financial Measures."

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

	At December 31,
(in thousands except for share data and %)	2020	2019	2018	2017	2016
Tangible Common Equity
Total shareholders' equity	$178,591	$166,035	$147,284	$143,983	$124,349
Adjustments:
Preferred	—	—	—	—	—
Goodwill	12,900	12,942	3,472	3,472	1,999
Acquisition intangibles	5,815	6,527	2,704	3,249	978
Tangible common equity	$159,876	$146,566	$141,108	$137,262	$121,372
Common shares outstanding	9,741,253	9,741,253	9,687,123	9,687,123	9,205,635
Book value per common share	$18.33	$17.04	$15.20	$14.86	$13.51
Tangible book value per common share	$16.41	$15.05	$14.57	$14.17	$13.18
Tangible Assets
Total Assets	$2,473,078	$2,117,216	$1,817,211	$1,750,430	$1,500,946
Adjustments:
Goodwill	12,900	12,942	3,472	3,472	1,999
Acquisition intangibles	5,815	6,527	2,704	3,249	978
Tangible Assets	$2,454,363	$2,097,747	$1,811,035	$1,743,709	$1,497,969
Tangible common equity to tangible assets	6.51%	6.99%	7.79%	7.87%	8.10%

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

The following table reconciles, as of the dates set forth below, our efficiency ratio to the GAAP-based efficiency ratio:

	For the Year Ended December 31,
(in thousands except for share data and %)	2020	2019	2018	2017	2016
GAAP-based efficiency ratio	58.95%	67.48%	69.46%	62.64%	56.85%
Noninterest expense	$58,033	$47,219	$43,275	$38,521	$32,885
Amortization of intangibles	711	390	545	432	320
Noninterest expense, excluding amortization	57,322	46,829	42,730	38,089	32,565
Net interest income	74,667	61,677	57,024	53,153	48,392
Noninterest income	23,780	8,299	5,280	8,340	9,455
Adjustments:
Securities transactions	14,691	(157)	(1,830)	1,397	3,739
Noninterest income, excluding securities transactions	$9,089	$8,456	$7,110	$6,943	$5,716
Efficiency ratio	68.44%	66.77%	66.63%	63.38%	60.19%

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

Special Note Regarding Forward-Looking Statements

Congress passed the Private Securities Litigation Act of 1995 in an effort to encourage corporations to provide information about a Company's anticipated future financial performance. This act provides a safe harbor for such disclosure, which protects us from unwarranted litigation, if actual results are different from Management expectations. This discussion and analysis contains forward-looking statements and reflects Management's current views and estimates of future economic circumstances, industry conditions, company performance and financial results. The words "may," "should," "expect," "anticipate," "intend," "plan," "continue," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a number of factors and uncertainties, including, but not limited to, changes in general economic conditions, either nationally or in our market areas, that are worse than expected; the impact of the COVID-19 pandemic; competition among depository and other financial institutions; inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments; adverse changes in the securities markets; changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements; our ability to enter new markets successfully and capitalize on growth opportunities; our ability to successfully integrate acquired entities, if any; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board; changes in our organization, compensation and benefit plans; changes in our financial condition or results of operations that reduce capital available to pay dividends; and changes in the financial condition or future prospects of issuers of securities that we own, which could cause our actual results and experience to differ from the anticipated results and expectations, expressed in such forward-looking statements.

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

Total assets were $2.5 billion at December 31, 2020 and $2.1 billion at December 31, 2019. Total deposits were $2.2 billion at December 31, 2020 and $1.9 billion at December 31, 2019. Total loans were $1.8 billion at December 31, 2020, an increase of $318.6 million, or 20.9%, compared with $1.5 billion at December 31, 2019. Total shareholders' equity was $178.6 million and $166.0 million at December 31, 2020 and December 31, 2019, respectively.

Net income was $20.3 million, $14.2 million and $14.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. We generate most of our revenues from interest income on loans, interest income on securities, sales of securities, ATM and debit card fees and service charges, commissions and fees. We incur interest expense on deposits and other borrowed funds and noninterest expense such as salaries and employee benefits and occupancy and equipment expenses. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowings which are used to fund those assets. Net interest income is our largest source of revenue. To evaluate net interest income, we measure and monitor: (1) yields on our loans and other interest-earning assets; (2) the costs of our deposits and other funding sources; (3) our net interest spread and (4) our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources.

Changes in market interest rates and interest rates we earn on interest-earning assets or pay on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and noninterest-bearing liabilities are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions, conditions in domestic and foreign financial markets and in 2020 the economic and social effects of the COVID-19 pandemic. Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in Louisiana, Texas and our other out-of-state market areas. During the extended period of historically low interest rates, we continue to evaluate our investments in interest-earning assets in relation to the impact such investments have on our financial condition, results of operations and shareholders' equity.

Financial highlights for 2020 and 2019:
•Total assets at December 31, 2020 increased $355.9 million, or 16.8%, to $2.5 billion when compared with December 31, 2019. Total loans at December 31, 2020 were $1.8 billion, an increase of $318.6 million, or 20.9%, compared with December 31, 2019. Total deposits were $2.2 billion at December 31, 2020, an increase of $313.3 million, or 16.9% compared with December 31, 2019. Retained earnings were $57.4 million at December 31, 2020, an increase of $14.1 million compared to $43.3 million at December 31, 2019. Shareholders' equity was $178.6 million and $166.0 million at December 31, 2020 and December 31, 2019, respectively.
•Net income for each of the years ended December 31, 2020 and 2019 was $20.3 million and $14.2 million, respectively.
•Earnings per common share were $2.09 for the year ended December 31, 2020 and $1.47 for the year ended December 31, 2019. Total weighted average shares outstanding were 9,741,253 at December 31, 2020 compared to 9,695,131 at December 31, 2019. The increase in shares was due to the issuance of 54,130 shares of stock in a private placement in November 2019.
•The allowance for loan losses was 1.33% of loans at December 31, 2020 compared to 0.72% at December 31, 2019. First Guaranty attributes the increase in the allowance to provisions made for the COVID-19 pandemic, for growth in the loan portfolio and other identified risks. Loan discounts related to acquisition accounting from the Union transaction was approximately $1.8 million at December 31, 2020. First Guaranty had $92.3 million at December 31, 2020 of SBA guaranteed PPP loans (as defined below) that have no related allowance due to the 100% government guarantee in accordance with regulatory guidance.
•The provision for loan losses totaled $14.9 million for 2020 compared to $4.9 million in 2019. The impact of the COVID-19 pandemic, growth in the loan portfolio and other identified risks were the main factors that resulted in an increased provision for 2020 compared to 2019.
•First Guaranty undertook several COVID-19 related actions during 2020 that began in the first quarter of 2020. First Guaranty increased on-balance sheet liquidity by approximately $100 million prior to March 31, 2020 through borrowings with the FHLB and brokered deposits. These borrowings remained at December 31, 2020. First Guaranty is participating in the SBA Paycheck Protection Program ("PPP") under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The CARES Act authorized the SBA to guarantee loans under a new 7(a) loan program known as the PPP. As a qualified SBA lender, we were automatically authorized to originate PPP loans. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. First Guaranty funded over 900 loans under the SBA PPP program that totaled approximately $111.1 million at the peak of the program. Fees generated by the SBA PPP program were $3.4 million. $2.2 million in fees were recognized in 2020. $1.2 million in fees were deferred as of December 31, 2020. First Guaranty has processed forgiveness applications for PPP loans with payoffs of $19.0 million in the fourth quarter of 2020. First Guaranty also waived service related charges and other fees for several weeks following the onset of the COVID-19 crisis.
•First Guaranty originally granted loan deferments to over 1,000 loans that totaled approximately $590 million as part of its COVID-19 related actions during 2020. These deferments were typically for 90 days. As of December 31, 2020, approximately $18.3 million of these loans remain on deferral status.
•First Guaranty, in furtherance of the strategy adopted in March 2020, initiated a plan to manage for economic uncertainty by converting unrealized gains in the securities portfolio to realized gains in the fourth quarter of 2020. First Guaranty sold approximately $140 million in mortgage-backed securities and $150 million in corporate securities in October 2020. First Guaranty generated $12.1 million in pre-tax gains from the sales. First Guaranty has proceeded to reinvest the proceeds in securities and loans and subsequently reduced FHLB borrowings by $50.0 million in February 2021.
•Net interest income for 2020 was $74.7 million compared to $61.7 million for 2019.
•Noninterest income for 2020 was $23.8 million compared to $8.3 million for 2019.
•The net interest margin was 3.35% for 2020 and 3.41% for 2019. First Guaranty attributed the decrease in the net interest margin to the significant actions related to COVID-19 that impacted balance sheet composition for both assets and liabilities along with decreased rates on assets and liabilities. Loans as a percentage of average interest earning assets increased to 74.7% at December 31, 2020 compared to 72.7% at December 31, 2019.
•Investment securities totaled $238.5 million at December 31, 2020, a decrease of $188.0 million when compared to $426.5 million at December 31, 2019. Gains on the sale of securities were $14.8 million for 2020 as compared to losses of $0.2 million for 2019. At December 31, 2020, available for sale securities, at fair value, totaled $238.5 million, a decrease of $101.4 million when compared to $339.9 million at December 31, 2019. At December 31, 2020, held to maturity securities, at amortized cost, totaled $0, a decrease of $86.6 million when compared December 31, 2019. First Guaranty terminated its held to maturity securities portfolio in the first quarter of 2020 following the sale of certain securities previously designated as held to maturity.
•Total loans net of unearned income were $1.8 billion at December 31, 2020 compared to $1.5 billion at December 31, 2019. Total loans net of unearned income are reduced by the allowance for loan losses which totaled $24.5 million at December 31, 2020 and $10.9 million at December 31, 2019.
•Total impaired loans decreased $4.8 million to $15.9 million at December 31, 2020 compared to $20.7 million at December 31, 2019.
•Nonaccrual loans increased $1.2 million to $15.6 million at December 31, 2020 compared to $14.4 million at December 31, 2019.

•Return on average assets was 0.87% and 0.76% for the years ended December 31, 2020 and 2019, respectively. Return on average common equity was 11.36% and 8.99% for 2020 and 2019, respectively. Return on average assets is calculated by dividing net income by average assets. Return on average common equity is calculated by dividing net income by average common equity.
•Book value per common share was $18.33 as of December 31, 2020 compared to $17.04 as of December 31, 2019. Tangible book value per common share was $16.41 as of December 31, 2020 compared to $15.05 as of December 31, 2019. The increase in book value was due primarily to an increase in retained earnings, offset by a decrease in accumulated other comprehensive income ("AOCI"). AOCI is comprised of unrealized gains and losses on available for sale securities.
•First Guaranty's Board of Directors declared cash dividends of $0.64 per common share in 2020. First Guaranty also declared cash dividends of $0.64 in 2019, which was the equivalent of $0.60 per common share after adjusting for the 10% common stock dividend paid in December 2019. First Guaranty has paid 110 consecutive quarterly dividends as of December 31, 2020.
•First Guaranty terminated its At-The-Market Equity Offering program ("ATM Offering"). First Guaranty did not sell any shares of common stock under the ATM Offering during 2020 or 2019. First Guaranty renewed its shelf registration in the fourth quarter of 2020.
•First Guaranty completed the data conversion with the Union Bancshares, Incorporated acquisition. Total one-time merger related costs were $0.5 million for 2020. The data conversion was completed on March 27, 2020.
•First Guaranty currently has one new facility under construction in order to facilitate future expansion. This construction commitment totals $11.4 million with $11.1 million incurred as of December 31, 2020.

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

The allowance consists of specific, general, and unallocated components. The specific component relates to loans that are classified as doubtful, substandard, and impaired. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. Also, a specific reserve is allocated for our syndicated loans. The general component covers non-classified loans and special mention loans and is based on historical loss experience adjusted for qualitative factors. Qualitative factors include analysis of levels and trends in delinquencies, nonaccrual loans, charge-offs and recoveries, loan risk ratings, trends in volume and terms of loans, changes in lending policy, credit concentrations, portfolio stress test results, national and local economic trends including the impact of COVID-19, industry conditions, and other relevant factors. An unallocated component is maintained to cover uncertainties that could affect the estimate of probable losses.

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

Intangible assets are comprised of goodwill, core deposit intangibles and loan servicing assets. Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Our goodwill is tested for impairment on an annual basis, or more often if events or circumstances indicate impairment may exist. Adverse changes in the economic environment, declining operations, or other factors could result in a decline in the implied fair value of goodwill. If the reporting unit fair value is less than the carrying amount, a loss would be recognized in other noninterest expense to reduce the carrying amount. The qualitative test allows management to assess whether qualitative factors indicate that it is more likely than not that impairment exists. These qualitative indicators include factors such as earnings, share price, market conditions, etc. If the qualitative factors indicate that it is more likely than not that impairment exists, then the quantitative assessment would be necessary. The step one test compares the estimated fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of goodwill for that reporting unit exceeds the estimated fair value of that unit's goodwill, an impairment loss is recognized in an amount equal to the excess. First Guaranty concluded goodwill was not impaired as of October 1, 2020. Further, no events or changes in circumstances between October 1, 2020 and December 31, 2020 indicated that it was more likely than not the fair value of any reporting unit had been reduced below its carrying value.

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

Financial Condition

Assets.

Our total assets were $2.5 billion at December 31, 2020, an increase of $355.9 million, or 16.8%, from total assets of $2.1 billion at December 31, 2019. Assets increased primarily due to increases in cash and cash equivalents of $232.2 million and net loans of $305.1 million, partially offset by a decrease in investment securities of $188.0 million at December 31, 2020 compared to December 31, 2019.

Loans.

Net loans increased $305.1 million, or 20.1%, to $1.8 billion at December 31, 2020 from $1.5 billion at December 31, 2019. Non-farm non-residential loan balances increased $207.6 million primarily due to new originations and the transition of construction and land development loans to permanent financing in the first quarter of 2020. Included in the new loan originations were the purchase of approximately $95.0 million in performing commercial real estate secured loans the majority of which were located outside of First Guaranty's Louisiana and Texas markets. The average size of these loans was $0.7 million with the largest credit totaling $4.9 million. These loans provide additional diversification to First Guaranty's portfolio. Commercial and industrial loans increased $84.8 million primarily due to new originations associated with the SBA PPP lending program that occurred in the second and third quarters of 2020. SBA PPP loans totaled $111.1 million at the end of the third quarter in 2020 which decreased to $92.3 million at December 31, 2020 as loans were subsequently processed for forgiveness and paid off by the SBA. Consumer and other loans increased $39.9 million primarily due to new originations in First Guaranty's commercial lease program. First Guaranty has continued to expand its commercial lease portfolio which generally have higher yields than commercial real estate loans but shorter average lives. First Guaranty's lease portfolio totaled $104.1 million at December 31, 2020 compared to $70.1 million at December 31, 2019. Multifamily loans increased $22.0 million primarily due to the conversion of existing construction loans to permanent financing. Farmland loans increased $4.1 million due to increases on agricultural loan commitments. Agricultural loans increased $1.6 million primarily due to seasonal activity. Construction and land development loans decreased $21.4 million principally due to paydowns and the conversion of interim construction loans to permanent financing that occurred in the first quarter of 2020. One-to four-family loans decreased $18.4 million primarily due to paydowns. First Guaranty had approximately 5.7% of funded and 2.5% of unfunded commitments in our loan portfolio to businesses engaged in support or service activities for oil and gas operations. First Guaranty's hotel and hospitality portfolio totaled $120.1 million at December 31, 2020. As part of the management of risks in our loan portfolio, First Guaranty had previously established an internal guidance limit of approximately $160.0 million for its hotel and hospitality portfolio. First Guaranty had $244.9 million in loans related to our Texas markets at December 31, 2020 which was an increase of $40.4 million or 19.8% from $204.5 million at December 31, 2019. First Guaranty continues to have significant loan growth associated with its Texas branches. We anticipate additional growth opportunities in Texas as it contains four major cities in Austin, Dallas, Houston, and San Antonio, plus the continued growth and development of these areas is exceeding that of other areas of the country. Syndicated loans at December 31, 2020 were $75.2 million, of which $29.3 million were shared national credits. Syndicated loans increased $35.3 million from $39.9 million at December 31, 2019.

As of December 31, 2020, 71.4% of our loan portfolio was secured by real estate. The largest portion of our loan portfolio, at 44.6% as of December 31, 2020, was non-farm non-residential loans secured by real estate. Approximately 34.2% of the loan portfolio was based on a floating rate tied to the prime rate or LIBOR as of December 31, 2020. 74.5% of the loan portfolio is scheduled to mature within five years from December 31, 2020.

Loan Portfolio Composition. The table below sets forth the balance of loans, excluding loans held for sale, outstanding by loan type as of the dates presented, and the percentage of each loan type to total loans.

	At December 31,
	2020		2019		2018		2017		2016
(in thousands except for %)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate:
Construction & land development	$150,841	8.2%	$172,247	11.3%	$124,644	10.1%	$112,603	9.8%	$84,239	8.9%
Farmland	26,880	1.4%	22,741	1.5%	18,401	1.5%	25,691	2.2%	21,138	2.2%
1- 4 Family	271,236	14.7%	289,635	18.9%	172,760	14.1%	158,733	13.8%	135,211	14.2%
Multifamily	45,932	2.5%	23,973	1.6%	42,918	3.5%	16,840	1.4%	12,450	1.3%
Non-farm non-residential	824,137	44.6%	616,536	40.3%	586,263	47.7%	530,293	46.1%	417,014	43.9%
Total Real Estate	1,319,026	71.4%	1,125,132	73.6%	944,986	76.9%	844,160	73.3%	670,052	70.5%
Non-Real Estate:
Agricultural	28,335	1.5%	26,710	1.8%	23,108	1.9%	21,514	1.9%	23,783	2.5%
Commercial and industrial	353,028	19.1%	268,256	17.5%	200,877	16.4%	230,638	20.0%	193,969	20.4%
Consumer and other	148,783	8.0%	108,868	7.1%	59,443	4.8%	55,185	4.8%	63,011	6.6%
Total Non-real Estate	530,146	28.6%	403,834	26.4%	283,428	23.1%	307,337	26.7%	280,763	29.5%
Total Loans Before Unearned Income	1,849,172	100.0%	1,528,966	100.0%	1,228,414	100.0%	1,151,497	100.0%	950,815	100.0%
Less: Unearned income	(5,037)		(3,476)		(3,146)		(2,483)		(1,894)
Total Loans Net of Unearned Income	$1,844,135		$1,525,490		$1,225,268		$1,149,014		$948,921

Loan Portfolio Maturities. The following tables summarize the scheduled repayments of our loan portfolio at December 31, 2020 and 2019. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization.

	December 31, 2020
(in thousands)	One Year or Less	More Than One Year Through Five Years	After Five Years	Total
Real Estate:
Construction & land development	$23,276	$111,615	$15,950	$150,841
Farmland	6,078	12,147	8,655	26,880
1- 4 family	37,604	65,011	168,621	271,236
Multifamily	5,030	29,127	11,775	45,932
Non-farm non-residential	105,623	494,690	223,824	824,137
Total Real Estate	177,611	712,590	428,825	1,319,026
Non-Real Estate:
Agricultural	12,356	5,795	10,184	28,335
Commercial and industrial	40,484	293,984	18,560	353,028
Consumer and other	37,866	103,315	7,602	148,783
Total Non-Real Estate	90,706	403,094	36,346	530,146
Total Loans Before Unearned Income	$268,317	$1,115,684	$465,171	$1,849,172
Less: unearned income				(5,037)
Total Loans Net of Unearned Income				$1,844,135

	December 31, 2019
(in thousands)	One Year or Less	More Than One Year Through Five Years	After Five Years	Total
Real Estate:
Construction & land development	$35,393	$124,715	$12,139	$172,247
Farmland	8,348	10,283	4,110	22,741
1- 4 family	43,155	93,457	153,023	289,635
Multifamily	1,385	12,028	10,560	23,973
Non-farm non-residential	124,905	316,767	174,864	616,536
Total Real Estate	213,186	557,250	354,696	1,125,132
Non-Real Estate:
Agricultural	13,290	5,087	8,333	26,710
Commercial and industrial	71,508	149,667	47,081	268,256
Consumer and other	15,454	90,029	3,385	108,868
Total Non-Real Estate	100,252	244,783	58,799	403,834
Total Loans Before Unearned Income	$313,438	$802,033	$413,495	$1,528,966
Less: unearned income				(3,476)
Total Loans Net of Unearned Income				$1,525,490

The following table sets forth the scheduled repayments of fixed and adjustable-rate loans at December 31, 2020 that are contractually due after December 31, 2021.

	Due After December 31, 2021
(in thousands)	Fixed	Floating	Total
One to five years	740,358	368,259	1,108,617
Over Five to 15 years	128,860	91,032	219,892
Over 15 years	146,830	92,325	239,155
Subtotal	$1,016,048	$551,616	$1,567,664
Nonaccrual loans			15,576
Total			$1,583,240

As of December 31, 2020, $305.0 million of floating rate loans were at their interest rate floor. At December 31, 2019, $153.3 million of floating rate loans were at the floor rate. Nonaccrual loans have been excluded from these totals.

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

The following table shows the principal amounts and categories of our non-performing assets at December 31, 2020, 2019, 2018, 2017 and 2016.

	December 31,
(in thousands)	2020	2019	2018	2017	2016
Nonaccrual loans:
Real Estate:
Construction and land development	$621	$381	$311	$371	$551
Farmland	857	1,274	1,293	65	105
1- 4 family	2,227	2,759	2,246	1,953	2,242
Multifamily	—	—	—	—	5,014
Non-farm non-residential	7,449	4,646	864	3,758	2,753
Total Real Estate	11,154	9,060	4,714	6,147	10,665
Non-Real Estate:
Agricultural	3,472	4,800	3,651	1,496	1,958
Commercial and industrial	701	327	317	4,826	8,070
Consumer and other	249	216	61	81	981
Total Non-Real Estate	4,422	5,343	4,029	6,403	11,009
Total nonaccrual loans	15,576	14,403	8,743	12,550	21,674

Loans 90 days and greater delinquent & still accruing:
Real Estate:
Construction and land development	1,000	48	—	—	34
Farmland	—	—	—	—	—
1- 4 family	4,980	923	26	—	145
Multifamily	366	—	—	—	—
Non-farm non-residential	4,699	1,603	—	—	—
Total Real Estate	11,045	2,574	26	—	179
Non-Real Estate:
Agricultural	67	—	—	41	—
Commercial and industrial	1,856	15	53	798	—
Consumer and other	123	50	66	—	—
Total Non-Real Estate	2,046	65	119	839	—
Total loans 90 days and greater delinquent & still accruing	13,091	2,639	145	839	179

Total non-performing loans	$28,667	$17,042	$8,888	$13,389	$21,853

Other real estate owned and foreclosed assets:
Real Estate:
Construction and land development	311	669	241	304	—
Farmland	—	—	—	—	—
1- 4 family	131	559	120	23	71
Multifamily	—	—	—	—	—
Non-farm non-residential	1,798	3,651	777	954	288
Total Real Estate	2,240	4,879	1,138	1,281	359
Non-Real Estate:
Agricultural	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total Non-Real estate	—	—	—	—	—
Total other real estate owned and foreclosed assets	2,240	4,879	1,138	1,281	359

Total non-performing assets	$30,907	$21,921	$10,026	$14,670	$22,212

Non-performing assets to total loans	1.68%	1.44%	0.82%	1.28%	2.34%
Non-performing assets to total assets	1.25%	1.04%	0.55%	0.84%	1.48%
Non-performing loans to total loans	1.55%	1.12%	0.73%	1.17%	2.30%

For the years ended December 31, 2020 and 2019, gross interest income which would have been recorded had the non-performing loans been current in accordance with their original terms amounted to $0.6 million and $0.9 million, respectively. We recognized $22,000 and $69,000 of interest income on such loans during the years ended December 31, 2020 and 2019, respectively. For the years ended December 31, 2020 and 2019, gross interest income which would have been recorded had the troubled debt restructured loans been current in accordance with their original terms amounted to $0.1 million and $0, respectively. We recognized $11,000 and $0 of interest income on such loans during the years ended December 31, 2020 and 2019, respectively.

Non-performing assets were $30.9 million, or 1.25%, of total assets at December 31, 2020, compared to $21.9 million, or 1.04%, of total assets at December 31, 2019, which represented an increase in non-performing assets of $9.0 million. The increase in non-performing assets occurred as a result of several factors.

Nonaccrual loans increased from $14.4 million at December 31, 2019 to $15.6 million at December 31, 2020. The increase in nonaccrual loans was concentrated primarily in non-farm non-residential loans. Non-performing assets included $3.6 million in loans with a government guarantee, or 11.8% of non-performing assets. These are structured as net loss guarantees in which up to 90% of loss exposure is covered.

At December 31, 2020 loans 90 days and greater delinquent and still accruing totaled $13.1 million, an increase of $10.5 million from $2.6 million at December 31, 2019. The increase in loans 90 days or greater delinquent and still accruing was concentrated primarily in one-to four-family residential loans, non-farm non-residential loans and commercial and industrial loans. One-to-four family loans in the 90 day category included loans acquired from the Union acquisition that have contractually matured but have not been renewed due to operations issues following the acquisition. First Guaranty expects to satisfactorily renew the majority of these acquired loans and return them to performing status.

Other real estate owned at December 31, 2020 totaled $2.2 million, a decrease of $2.6 million from $4.9 million at December 31, 2019. The largest piece of property in other real estate owned is a former retail shopping center that totals $2.0 million. First Guaranty established a reserve for other real estate owned losses in the third quarter of 2020. This reserve totaled $0.4 million at December 31, 2020. Total write downs and or reserves related to other real estate owned were $1.4 million in 2020 compared to $0.2 million in 2019. These expenses were included in other non-interest expense.

At December 31, 2020, our largest non-performing assets were comprised of the following nonaccrual loans, 90 day plus and still accruing loans and other real estate owned: (1) a non-farm non-residential loan secured by a hotel that totaled $3.6 million that is classified as a troubled debt restructured loan or TDR; (2) a $2.0 million non-farm non-residential property included in other real estate owned; (3) a non-farm non-residential loan for $2.4 million secured by commercial real estate that has contractually matured and was 90 days past due and still accruing; (4) a non-farm non-residential loan secured by a hotel that totaled $1.8 million; (5) a non-farm non-residential loan secured by a sports facility that totaled $1.3 million which has a partial government guarantee; (6) a non-farm non-residential loan for $1.1 million secured by commercial real estate that has contractually matured and was 90 days past due and still accruing; (7) an agricultural/ farmland loan relationship that totaled $1.1 million; (8) an agricultural loan relationship that totaled $1.0 million; and (9) an agricultural loan relationship that totaled $1.0 million. The agricultural loans are partially guaranteed by the USDA Farm Service Agency.

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

Under section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was signed into law on March 27, 2020 and subsequently modified by later legislation, financial institutions have the option to temporarily suspend certain requirements under U.S. generally accepted accounting principles related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. This provision allows a financial institution the option to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) January 1, 2022 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. First Guaranty elected to adopt these provisions of the CARES Act.

The following is a summary of loans restructured as TDRs at December 31, 2020, 2019 and 2018:

	At December 31,
(in thousands)	2020	2019	2018
TDRs:
In Compliance with Modified Terms	$—	$—	$1,288
Past Due 30 through 89 days and still accruing	—	—	—
Past Due 90 days and greater and still accruing	—	—	—
Nonaccrual	3,591	—	304
Restructured Loans that subsequently defaulted	—	—	—
Total TDR	$3,591	$—	$1,592

At December 31, 2020, First Guaranty had one outstanding TDR which was a $3.6 million non-farm non-residential loan secured by commercial real estate that is on nonaccrual. The restructuring of this loan was related to interest rate and amortization concessions. The loan is secured by a hotel facility. This loan was not eligible for a CARES act modification.

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

The following table sets forth our amounts of classified loans and loans designated as special mention at December 31, 2020, 2019 and 2018. Classified assets totaled $50.1 million at December 31, 2020, and included $28.7 million of non-performing loans.

	At December 31,
(in thousands)	2020	2019	2018
Classification of Loans:
Substandard	$50,062	$53,072	$46,792
Doubtful	—	—	523
Total Classified Assets	$50,062	$53,072	$47,315
Special Mention	$99,201	$24,083	$26,413

The decrease in classified assets at December 31, 2020 as compared to December 31, 2019 was due to a $3.0 million decrease in substandard loans. The decrease in substandard loans during 2020 was primarily due to paydowns of impaired loans. Substandard loans at December 31, 2020 consisted of $16.0 million in non-farm non-residential, $12.7 million in one- to four-family residential, $7.9 million in multifamily, $4.1 million in agricultural, $3.7 million in commercial and industrial, $1.0 million in construction and land development, $4.0 million in farmland, and the remaining $0.6 million comprised of consumer and other loans. Special mention loans increased by $75.1 million in 2020 primarily due to the downgrade of loans in the portfolio. The increase in special mention loans was primarily the result of loan relationships that were downgraded due to the COVID-19 pandemic or relationship specific issues. Special mention loans at December 31, 2020 were concentrated in the following at risk industries affected by the COVID-19 pandemic. Approximately $27.6 million in loans were associated with oil and gas related industries; $29.3 million were associated with hotels or hospitality industries, and $5.8 million were loans associated with childcare related services. These loan relationships accounted for $62.7 million or 63% of special mention loans at December 31, 2020.

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
•charge-off and recovery practices;
•national and local economic and business conditions including the COVID-19 pandemic;
•nature and volume of loans;
•overall portfolio quality and portfolio stress test results;
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

The allowance for losses was $24.5 million at December 31, 2020 compared to $10.9 million at December 31, 2019.

Our allowance level was significantly impacted by the continuing effects of the COVID-19 pandemic.

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

	At or For the Years Ended December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Balance at beginning of year	$10,929	$10,776	$9,225	$11,114	$9,415

Charge-offs:
Real Estate:
Construction and land development	(265)	—	—	—	—
Farmland	—	—	—	—	—
1- 4 family	(154)	(552)	(99)	(33)	(244)
Multifamily	—	—	—	—	—
Non-farm non-residential	(550)	(2,603)	(404)	(1,291)	(1,373)
Total Real Estate	(969)	(3,155)	(503)	(1,324)	(1,617)
Non-Real Estate:
Agricultural	(110)	(40)	(300)	(162)	(83)
Commercial and industrial loans	(265)	(879)	(179)	(3,629)	(579)
Consumer and other	(1,083)	(1,190)	(907)	(1,247)	(635)
Total Non-Real Estate	(1,458)	(2,109)	(1,386)	(5,038)	(1,297)
Total charge-offs	(2,427)	(5,264)	(1,889)	(6,362)	(2,914)

Recoveries:
Real Estate:
Construction and land development	—	—	3	43	4
Farmland	—	—	—	—	—
1- 4 family	39	39	90	92	45
Multifamily	—	—	20	40	401
Non-farm non-residential	178	5	89	85	16
Total Real Estate	217	44	202	260	466
Non-Real Estate:
Agricultural	70	—	26	138	113
Commercial and industrial loans	128	267	1,642	30	146
Consumer and other	724	246	216	223	183
Total Non-Real Estate	922	513	1,884	391	442
Total recoveries	1,139	557	2,086	651	908

Net (charge-offs) recoveries	(1,288)	(4,707)	197	(5,711)	(2,006)
Provision for loan losses	14,877	4,860	1,354	3,822	3,705

Balance at end of year	$24,518	$10,929	$10,776	$9,225	$11,114

Ratios:
Net loan charge-offs to average loans	0.08%	0.36%	(0.02)%	0.54%	0.23%
Net loan charge-offs to loans at end of year	0.07%	0.31%	(0.02)%	0.50%	0.21%
Allowance for loan losses to loans at end of year	1.33%	0.72%	0.88%	0.80%	1.17%
Net loan charge-offs to allowance for loan losses	5.25%	43.07%	(1.83)%	61.91%	18.05%
Net loan charge-offs to provision charged to expense	8.66%	96.85%	(14.55)%	149.42%	54.14%

A provision for loan losses of $14.9 million was made during the year ended December 31, 2020 as compared to $4.9 million for 2019. The provisions made in 2020 were taken to provide for current loan losses and to maintain the allowance proportionate to risks inherent in the loan portfolio. First Guaranty’s loan loss calculation method incorporates risk factors in the loan portfolio and the composition of the loan portfolio affects the final allowance calculation. The primary reason for the increase in the provison in 2020 compared to 2019 was due to the impact of the COVID-19 pandemic and due to growth in First Guaranty's loan portfolio and other identified risks.

First Guaranty made provisions to the allowance during the year of $14.9 million with $4.6 million incurred during the first three quarters of the year and $10.3 million incurred in the final quarter of 2020. First Guaranty made adjustments to its allowance provisions as facts and circumstances evolved due to COVID-19. The actions taken at the onset of the pandemic such as loan payment deferrals under the CARES Act along with SBA PPP relief loans were considered to improve the financial capacity of First Guaranty loan customers. There was, however, significant uncertainty as to the duration of the relief. Economic conditions began to improve by the middle part of the third quarter as loan customers ended their payment deferral periods and resumed normal payments. Both Louisiana and Texas lifted or reduced several COVID-19 restrictions. First Guaranty also experienced strong loan growth.

During the latter part of 2020, First Guaranty continued to experience strong loan growth but COVID-19 cases significantly increased that resulted in new economic uncertainty. Louisiana reinstituted restrictions that had previously been lifted. The qualitative and quantitative analysis of the loan portfolio resulted in an increased provision to the allowance as of a result of the new COVID-19 related economic uncertainty along with the increased loan growth.

First Guaranty's qualitative and quantitative factors accounted for the changes in economic conditions driven by the COVID-19 pandemic. The key factors included the following: industry specific conditions, changes in loan risk ratings, lending policy, and national and local economic trends. First Guaranty continued to update its analysis of these factors throughout 2020.

The loan portfolio factors in 2020 that primarily affected the allocation of the allowance included the following:

•The loan portfolio risks that changed and affected the allocation of the allowance were due to the adjustments of certain qualitative factors to take into account the possible impact of COVID-19 and related economic conditions on borrowers' ability to repay loans and for allocations to impaired loans within their respective categories. First Guaranty increased allocations within its qualitative and quantitative factors to account for possible COVID-19 related losses. The largest provision allocation was associated with non-farm non-residential loans primarily those associated with the hospitality and hotel industries.

•Construction and land development loans declined during 2020 as several loans transitioned to permanent financing. The majority of these loans are now included in the non-farm non-residential category as of December 31, 2020. The increase in the provision related to this portfolio in 2020 compared to 2019 was primarily related to changes in the qualitative analysis of the portfolio related to COVID-19.

•One- to four-family residential loans decreased moderately in 2020. The provision increase related to this portfolio in 2020 compared to 2019 was related to changes in the qualitative analysis of the portfolio related to COVID-19.

•Non-farm non-residential loans increased during 2020 with the largest increases during the third and fourth quarters. The growth in this portfolio contributed to the increased provision associated with this category along with the provisions previously noted for hospitality and hotel related loans.

•Commercial and industrial loans increased during 2020. The majority of the increase was associated with SBA guaranteed PPP loans which do not have an allowance balance associated with them. The provision increase related to this portfolio in 2020 compared to 2019 was related to changes in the qualitative analysis of the portfolio related to COVID-19.

•Consumer and other loans increased during 2020. The increase in the balance was concentrated in commercial leases. The provision made in 2020 was primarily related to qualitative analysis of the consumer portfolio related to COVID-19.

•First Guaranty continues to monitor the acquired loans from the Union acquisition on November 7, 2019. Discounts on the acquired Union loans were approximately $1.8 million at December 31, 2020.

First Guaranty charged off $2.4 million in loan balances during the year ended December 31, 2020 as compared to $5.3 million for 2019. Recoveries totaled $1.1 million for the year ended December 31, 2020 and $0.6 million during 2019. The charged-off loan balances were concentrated in five loan relationships which totaled $1.0 million or 40.7% of the total charged off amount during the year ended December 31, 2020. The details of the $1.0 million in charged off loans were as follows:
•First Guaranty charged off $0.1 million on a purchased consumer loan pool during 2020. This pool had a remaining principal balance of $0.7 million at December 31, 2020.
•First Guaranty charged off $0.3 million on a non-farm non-residential loan relationship during the third quarter of 2020. This relationship had no remaining principal balance at December 31, 2020.
•First Guaranty charged off $0.3 million on a construction and land development loan during the third quarter of 2020. This loan had a remaining principal balance of $0.3 million at December 31, 2020.
•First Guaranty charged off $0.2 million on a non-farm non-residential loan during the third quarter of 2020. This loan had a remaining principal balance of $0.1 million at December 31, 2020.
•First Guaranty charged off $0.1 million on a one- to four-family residential loan during the third quarter of 2020. This loan had no remaining principal balance at December 31, 2020.
•Smaller loans and overdrawn deposit accounts comprised the remaining $1.4 million of charge-offs for 2020.

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

	At December 31,
	2020			2019
(dollars in thousands)	Allowance for Loan Losses	Percent of Allowance to Total Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance to Total Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
Real Estate:
Construction and land development	$1,029	4.2%	8.2%	$423	3.9%	11.3%
Farmland	462	1.9%	1.4%	50	0.4%	1.5%
1- 4 family	2,510	10.2%	14.7%	1,027	9.4%	18.9%
Multifamily	978	4.0%	2.5%	1,038	9.5%	1.6%
Non-farm non-residential	15,064	61.5%	44.6%	5,277	48.3%	40.3%

Non-Real Estate:
Agricultural	181	0.7%	1.5%	95	0.9%	1.8%
Commercial and industrial	2,802	11.4%	19.1%	1,909	17.5%	17.5%
Consumer and other	1,490	6.1%	8.0%	1,110	10.1%	7.1%
Unallocated	2	—%	—	—	—%	—

Total Allowance	$24,518	100.0%	100.0%	$10,929	100.0%	100.0%

	At December 31,
	2018			2017
(dollars in thousands)	Allowance for Loan Losses	Percent of Allowance to Total Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance to Total Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
Real Estate:
Construction and land development	$581	5.4%	10.1%	$628	6.8%	9.8%
Farmland	41	0.4%	1.5%	5	0.1%	2.2%
1- 4 family	911	8.5%	14.1%	1,078	11.7%	13.8%
Multifamily	1,318	12.2%	3.5%	994	10.8%	1.4%
Non-farm non-residential	4,771	44.3%	47.7%	2,811	30.4%	46.1%

Non-Real Estate:
Agricultural	339	3.1%	1.9%	187	2.0%	1.9%
Commercial and industrial	1,909	17.7%	16.4%	2,377	25.8%	20.0%
Consumer and other	891	8.3%	4.8%	1,125	12.2%	4.8%
Unallocated	15	0.1%	—	20	0.2%	—

Total Allowance	$10,776	100.0%	100.0%	$9,225	100.0%	100.0%

	At December 31,
	2016
(dollars in thousands)	Allowance for Loan Losses	Percent of Allowance to Total Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
Real Estate:
Construction and land development	$1,232	11.1%	8.9%
Farmland	19	0.2%	2.2%
1- 4 family	1,204	10.8%	14.2%
Multifamily	591	5.3%	1.3%
Non-farm non-residential	3,451	31.0%	43.9%

Non-Real Estate:
Agricultural	74	0.7%	2.5%
Commercial and industrial	3,543	31.9%	20.4%
Consumer and other	972	8.7%	6.6%
Unallocated	28	0.3%	—

Total Allowance	$11,114	100.0%	100.0%

Investment Securities.

Investment securities at December 31, 2020 totaled $238.5 million, a decrease of $188.0 million, or 44.1%, compared to $426.5 million at December 31, 2019. The entire investment portfolio consisted of available for sale securities at December 31, 2020. First Guaranty terminated its held to maturity portfolio in the first quarter of 2020 following the sale of certain securities previously designated as held to maturity. We purchase securities for our investment portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and meet pledging requirements for public funds and borrowings.

The securities portfolio consisted principally of U.S. Government and Government agency securities, agency mortgage-backed securities, corporate debt securities and municipal bonds. U.S. government agencies consist of FHLB, Federal Farm Credit Bank ("FFCB"), Freddie Mac and Fannie Mae obligations. Mortgage-backed securities that we purchase are issued by Freddie Mac and Fannie Mae. Management monitors the securities portfolio for both credit and interest rate risk. We generally limit the purchase of corporate securities to individual issuers to manage concentration and credit risk. Corporate securities generally have a maturity of 10 years or less. U.S. Government securities consist of U.S. Treasury bills that have maturities of less than 30 days. Government agency securities generally have maturities of 15 years or less. Agency mortgage backed securities have stated final maturities of 15 to 20 years.

At December 31, 2020, the U.S. Government and Government agency securities and municipal bonds qualified as securities available to collateralize public funds. Securities pledged as collateral totaled $184.0 million at December 31, 2020 and $212.8 million at December 31, 2019. Our public funds deposits have a seasonal increase due to tax collections at the end of the year and the first quarter. We typically collateralize the seasonal public fund increases with short term instruments such as U.S. Treasuries or other agency backed securities.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2020		2019		2018
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
U.S. Treasuries	$3,000	$3,000	$—	$—	$—	$—
U.S. Government Agencies	169,986	169,658	16,380	16,393	146,911	141,389
Corporate debt securities	36,153	36,489	94,561	95,369	76,310	72,878
Municipal bonds	27,381	28,162	30,297	32,153	32,956	33,901
Collateralized mortgage obligations	—	—	16,400	16,397	918	904
Mortgage-backed securities	1,208	1,239	179,546	179,625	48,434	47,422
Total available for sale securities	$237,728	$238,548	$337,184	$339,937	$305,529	$296,494

Held to maturity:
U.S. Government Agencies	—	—	18,175	18,143	28,172	27,091
Municipal bonds	—	—	5,107	5,289	5,227	5,126
Mortgage-backed securities	—	—	63,297	63,385	74,927	72,623
Total held to maturity securities	$—	$—	$86,579	$86,817	$108,326	$104,840

Our available for sale securities portfolio totaled $238.5 million at December 31, 2020, a decrease of $101.4 million, or 29.8%, compared to $339.9 million at December 31, 2019. The decrease was primarily due to the sale of securities and called bonds. First Guaranty had securities sales of $187.9 million in mortgage-backed securities, $168.9 million in corporate securities, $4.2 million in municipal securities and $2.2 million in U.S. Government agency securities. First Guaranty plans to reinvest the proceeds in securities and loans and reduce borrowings. First Guaranty had $14.1 million in U.S. Government agency securities and $15.4 million of corporate securities called during 2020 due to the decrease in interest rates.

Our held to maturity securities portfolio had an amortized cost of $0 at December 31, 2020, a decrease of $86.6 million, or 100.0%, compared to December 31, 2019. First Guaranty terminated its held to maturity portfolio in the first quarter of 2020 following the sale of certain securities previously designated as held to maturity.

The following tables set forth the stated maturities and weighted average yields of our investment securities at December 31, 2020 and 2019.

	At December 31, 2020
	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years
(in thousands except for %)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Available for sale:
U.S. Treasuries	$3,000	—%	$—	—%	$—	—%	$—	—%
U.S. Government Agencies	—	—%	—	—%	29,958	1.2%	139,700	2.0%
Corporate and other debt securities	5,633	3.5%	2,038	4.3%	27,762	4.9%	1,056	5.5%
Municipal bonds	1,037	4.1%	4,956	3.9%	10,692	3.9%	11,477	3.2%
Collateralized mortgage obligations	—	2.0%	—	—%	—	—%	—	—%
Mortgage-backed securities	—	—%	3	0.9%	3	2.0%	1,233	1.0%
Total available for sale securities	$9,670	2.5%	$6,997	4.0%	$68,415	3.1%	$153,466	2.1%

	At December 31, 2019
	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years
(in thousands except for %)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Available for sale:
U.S. Treasuries	$—	—%	$—	—%	$—	—%	$—	—%
U.S. Government Agencies	2,096	1.8%	4,647	2.2%	149	2.0%	9,501	2.9%
Corporate and other debt securities	640	3.4%	24,860	3.1%	68,129	3.6%	1,740	4.7%
Municipal bonds	1,785	4.1%	9,221	3.8%	9,665	3.8%	11,482	3.5%
Collateralized mortgage obligations	—	—%	55	2.1%	5,567	2.2%	10,775	2.2%
Mortgage-backed Securities	—	—%	416	2.0%	1,393	2.2%	177,816	2.5%
Total available for sale securities	$4,521	2.9%	$39,199	3.1%	$84,903	3.5%	$211,314	2.6%

Held to maturity:
U.S. Government Agencies	5,000	1.5%	7,177	2.0%	5,998	2.1%	—	—%
Municipal bonds	50	1.6%	150	2.1%	1,498	2.6%	3,409	2.7%
Mortgage-backed securities	—	—%	—	—%	11,628	2.0%	51,669	2.3%
Total held to maturity securities	$5,050	1.5%	$7,327	2.0%	$19,124	2.1%	$55,078	2.4%

At December 31, 2020, $9.7 million, or 4.1%, of the securities portfolio was scheduled to mature in less than one year. Securities, not including mortgage-backed securities and collateralized mortgage obligations, with contractual maturity dates over 10 years totaled $152.2 million, or 63.8%, of the total portfolio at December 31, 2020. We closely monitor the investment portfolio's yield, duration, and maturity to ensure a satisfactory return. The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates. Prepayments of mortgages that collateralize mortgage-backed securities also affect the maturity of the securities portfolio.
First Guaranty, in furtherance of the strategy adopted in March 2020, initiated a plan to manage for economic uncertainty caused by the COVID-19 pandemic by converting unrealized gains in the securities portfolio to realized gains in the fourth quarter of 2020. First Guaranty sold approximately $140 million in mortgage-backed securities and $150 million in corporate securities in October 2020. First Guaranty generated $12.1 million in pre-tax gains from the sales. First Guaranty has proceeded to reinvest the proceeds in securities and loans and subsequently reduced FHLB borrowings by $50.0 million in February 2021.

At December 31, 2020, the following table identifies the issuers, and the aggregate amortized cost and aggregate fair value of the securities of such issuers that exceeded 10% of our total shareholders' equity:

	At December 31, 2020
(in thousands)	Amortized Cost	Fair Value
Freddie Mac	110,177	109,856
Federal Farm Credit Bank	54,263	54,279
Total	$164,440	$164,135

Deposits

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. We regularly assess our funding needs, deposit pricing and interest rate outlooks. From December 31, 2019 to December 31, 2020, total deposits increased $313.3 million, or 16.9%, to $2.2 billion. Noninterest-bearing demand deposits increased $85.5 million, or 26.2% to $411.4 million at December 31, 2020. The increase in noninterest-bearing demand deposits was primarily due to economic conditions associated with the CARES Act and the SBA PPP program. First Guaranty consumer and business customers have increased their deposits due to the receipt of stimulus funds and proceeds from SBA PPP program loans. Interest-bearing demand deposits increased $224.5 million, or 35.3%, to $860.4 million at December 31, 2020. The increase in interest-bearing demand deposits was primarily concentrated in individual, business, and public funds interest-bearing demand deposits. Savings deposits increased $33.7 million, or 25.0%, to $168.9 million at December 31, 2020, primarily related to increases in individual savings deposits. Time deposits decreased $30.4 million, or 4.0%, to $725.6 million at December 31, 2020, primarily due to decreases in business deposits.

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

The following table sets forth the distribution of deposit accounts, by account type, for the dates indicated.

	For the Years Ended December 31,
Total Deposits	2020			2019			2018
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$393,734	19.2%	—%	$262,379	15.7%	—%	$252,531	16.3%	—%
Interest-bearing Demand	722,433	35.3%	0.8%	592,113	35.4%	1.8%	556,528	35.9%	1.5%
Savings	163,332	8.0%	0.2%	115,682	6.9%	0.4%	111,134	7.2%	0.4%
Time	767,075	37.5%	2.2%	703,685	42.0%	2.4%	628,457	40.6%	1.7%
Total Deposits	$2,046,574	100.0%	1.1%	$1,673,859	100.0%	1.7%	$1,548,650	100.0%	1.3%

	For the Years Ended December 31,
Individual and Business Deposits	2020			2019			2018
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$382,940	27.5%	—%	$256,099	23.7%	—%	$246,550	26.7%	—%
Interest-bearing Demand	280,587	20.1%	1.0%	241,290	22.3%	1.4%	204,405	22.1%	1.1%
Savings	127,804	9.2%	0.1%	86,972	8.0%	0.1%	84,844	9.2%	0.1%
Time	600,887	43.2%	2.5%	498,521	46.0%	2.6%	388,623	42.0%	1.7%
Total Individual and Business Deposits	$1,392,218	100.0%	1.3%	$1,082,882	100.0%	1.5%	$924,422	100.0%	1.0%

	For the Years Ended December 31,
Public Fund Deposits	2020			2019			2018
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$10,794	1.7%	—%	$6,280	1.1%	—%	$5,981	1.0%	—%
Interest-bearing Demand	441,846	67.5%	0.7%	350,823	59.3%	2.0%	352,123	56.4%	1.8%
Savings	35,528	5.4%	0.4%	28,710	4.9%	1.6%	26,290	4.2%	1.4%
Time	166,188	25.4%	1.1%	205,164	34.7%	2.1%	239,834	38.4%	1.7%
Total Public Fund Deposits	$654,356	100.0%	0.8%	$590,977	100.0%	1.9%	$624,228	100.0%	1.7%

At December 31, 2020, public funds deposits totaled $715.3 million compared to $610.7 million at December 31, 2019. Public funds time deposits totaled $158.9 million at December 31, 2020 compared to $146.4 million at December 31, 2019. Public funds deposits increased due to seasonal fluctuations. We have developed a program for the retention and management of public funds deposits. Since the end of 2012, we have maintained public funds deposits in excess of $400.0 million. These deposits are from public entities such as school districts, hospital districts, sheriff departments and municipalities. The majority of these funds are under fiscal agency agreements with terms of three years or less. Deposits under fiscal agency agreements are generally stable but public entities may maintain the ability to negotiate term deposits on a specific basis including with other financial institutions. These deposits generally have stable balances as we maintain both operating accounts and time deposits for these entities. There is a seasonal component to public deposit levels associated with annual tax collections. Public funds will increase at the end of the year and during the first quarter. In addition to seasonal fluctuations, there are monthly fluctuations associated with internal payroll and short-term tax collection accounts for our public funds deposit accounts. Public funds deposit accounts are collateralized by FHLB letters of credit, by reciprocal deposit insurance programs, by Louisiana municipal bonds and by eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac. First Guaranty has been growing the proportion of its public funds portfolio that is collateralized by reciprocal deposit insurance as an alternative to pledging securities or utilizing FHLB letters of credit. First Guaranty initiated this strategy to more efficiently invest these deposits in higher yielding loans to improve the net interest margin and earnings. Total public funds collateralized by reciprocal deposit insurance programs increased to $217.7 million at December 31, 2020 compared to $86.1 million at December 31, 2019.

The following table sets forth public funds as a percent of total deposits.

	At December 31,
(in thousands except for %)	2020	2019	2018
Public Funds:
Noninterest-bearing Demand	$5,109	$9,944	$6,930
Interest-bearing Demand	514,416	424,732	364,692
Savings	36,862	29,570	26,903
Time	158,925	146,420	247,004
Total Public Funds	$715,312	$610,666	$645,529
Total Deposits	$2,166,318	$1,853,013	$1,629,622
Total Public Funds as a percent of Total Deposits	33.0%	33.0%	39.6%

At December 31, 2020, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $505.5 million. At December 31, 2020, approximately $234.5 million of our certificates of deposit greater than or equal to $100,000 had a remaining term greater than one year.

The following table sets forth the maturity of the total certificates of deposit greater than or equal to $100,000 at December 31, 2020.

(in thousands)	December 31, 2020
Due in one year or less	$270,939
Due after one year through three years	143,159
Due after three years	91,378
Total certificates of deposit greater than or equal to $100,000	$505,476

Borrowings.

First Guaranty maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. First Guaranty had $56.1 million in short-term borrowings outstanding at December 31, 2020 compared to $19.9 million outstanding at December 31, 2019. The short-term borrowings at December 31, 2020 were comprised of Federal Home Loan Bank advances of $50.0 million and repurchase agreements of $6.1 million. The $50.0 million short term Federal Home Loan Bank advance was the result of First Guaranty's COVID-19 related liquidity actions taken in the first quarter of 2020. Subsequent to December 31, 2020, First Guaranty redeemed this $50.0 million short term advance in February 2021. The long term Federal Home Loan Bank advance of $3.4 million and the repurchase agreements were assumed as a result of the Union acquisition in November 2019. First Guaranty has a line of credit for $6.5 million, with no outstanding balance at December 31, 2020.

At December 31, 2020, we had $365.8 million in FHLB letters of credit outstanding obtained primarily for collateralizing public deposits.

The following table sets forth information concerning balances and interest rates on our short-term borrowings at the dates and for the years indicated.

	At or For the Years Ended December 31,
(in thousands except for %)	2020	2019	2018
Balance at end of year	$56,121	$19,919	$—
Maximum month-end outstanding	$57,048	$19,919	$37,000
Average daily outstanding	$48,277	$3,320	$7,119
Total Weighted average rate during the year	0.95%	2.00%	2.21%
Weighted average rate at the end of the year	0.89%	2.00%	—%

First Guaranty had senior long-term debt totaling $42.4 million at December 31, 2020 and $48.6 million at December 31, 2019.

First Guaranty also had junior subordinated debentures totaling $14.8 million at December 31, 2020 and $14.7 million at December 31, 2019.

Shareholders' Equity

Total shareholders' equity increased to $178.6 million at December 31, 2020 from $166.0 million at December 31, 2019. The increase in shareholders' equity was principally the result of an increase of $14.1 million in retained earnings offset by a decrease of $1.5 million in accumulated other comprehensive income. The decrease in accumulated other comprehensive income was primarily attributed to the decrease in unrealized gains on available for sale securities during the year ended December 31, 2020. The $14.1 million increase in retained earnings was due to net income of $20.3 million during the year ended December 31, 2020, partially offset by $6.2 million in cash dividends paid on shares of our common stock.

Results of Operations

Performance Summary

Year ended December 31, 2020 compared with year ended December 31, 2019. Net income for the year ended December 31, 2020 was $20.3 million, an increase of $6.1 million, or 42.7%, as compared to $14.2 million for the year ended December 31, 2019. The increase in net income of $6.1 million for the year ended December 31, 2020 was the result of several factors. First Guaranty experienced an increase in interest income associated with loans, increased noninterest income due to increased securities sales and lower interest expense. This was partially offset by an increase in the provision for loan losses and increased noninterest expense. Loan interest income increased due to the growth in First Guaranty's loan portfolio, including the loans acquired in the fourth quarter of 2019 in the Union acquisition and loan fees recognized as an adjustment to yield from the origination of the SBA guaranteed PPP loans. Noninterest income increased due to larger securities gains on sales for the year ended December 31, 2020 compared to losses on securities sales for the year ended December 31, 2019. Interest expense declined due to declines in market interest rates and First Guaranty's strategy to reduce interest expense. Interest expense declined during 2020 even after factoring in the additional deposit balances acquired from the Union acquisition, an increase in deposit balances associated with SBA PPP loans and stimulus payments, and additional borrowings associated with our COVID-19 contingency plans. Factors that partially offset income include increased noninterest expense primarily associated with the Union acquisition including one-time merger related expenses of $0.5 million paid in 2020 for the data conversion. The provision for loan losses increased to provide for current loan losses and to maintain the allowance proportionate to risks inherent in the loan portfolio, including risks emerging from the COVID-19 pandemic and portfolio growth. Earnings per common share for the years ended December 31, 2020 was $2.09 per common share, an increase of 42.2% or $0.62 per common share from $1.47 per common share for the year ended ended December 31, 2019. Earnings per share was affected by the increase in earnings.

Year ended December 31, 2019 compared with year ended December 31, 2018. Net income for the year ended December 31, 2019 was $14.2 million, an increase of $28,000, or 0.2%, as compared to the year ended December 31, 2018. The increase in net income of $28,000 for the year ended December 31, 2019 was the result of several factors. First Guaranty experienced an increase in interest income associated with loans and increased noninterest income, partially offset by an increase in the provision for loan losses, increased interest expense and increased noninterest expense. Loan interest income increased due to the continued growth in First Guaranty's loan portfolio, an increase in the average yield on loans and due to the acquired loans from the Union acquisition. Noninterest income increased primarily as a result of gains on the sale of the guaranteed portion of SBA and USDA loans. Factors that partially offset this increase in income include increased interest expense and noninterest expense. The increase in interest expense was due to the rising interest rate environment, increased competition and due to the acquired deposits from the Union acquisition. Noninterest expense increased primarily due to expenses associated with the Union acquisition that included approximately $0.3 million in one-time merger related expenses, as well as expenses associated with additional compensation, occupancy and other operating expenses for the branch offices acquired in the Union acquisition. The provision for loan losses increased to provide for current loan losses and to maintain the allowance proprtionate to risks inherent in the loan portfolio. Earnings per common share for the years ended December 31, 2019 and December 31, 2018 was $1.47 per common share.

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

Year ended December 31, 2020 compared with year ended December 31, 2019.  Net interest income for the years ended December 31, 2020 and 2019 was $74.7 million and $61.7 million, respectively. The increase in net interest income for the year ended December 31, 2020 as compared to the prior year was primarily due to an increase in the average balance of our total interest-earning assets and a decrease in the average rate of our total interest-bearing liabilities, partially offset by a decrease in the average yield of our total interest-earning assets and by an increase in the average balance of our total interest-bearing liabilities. For the year ended December 31, 2020, the average balance of our total interest-earning assets increased by $417.3 million to $2.2 billion due to the assets acquired from the Union acquisition, COVID-19 related lending activities, including SBA PPP loans and loan growth. The average yield of our interest-earning assets decreased by 54 basis points to 4.52% from 5.06% for the year ended December 31, 2019 due to the general decline in market interest rates that affect the pricing of our assets and due to the increased lower yielding average cash balances on the balance sheet. For the year ended December 31, 2020, the average balance of our total interest-bearing liabilities increased by $310.9 million to $1.8 billion as our average deposits and average borrowings increased due to COVID-19 related contingency planning and government relief programs, and the average rate of our total interest-bearing liabilities decreased by 58 basis points to 1.48% from 2.06% for the year ended December 31, 2019 due to the decrease in market rates. As a result, our net interest rate spread increased four basis points to 3.04% for the year ended December 31, 2020 from 3.00% for the year ended December 31, 2019. Our net interest margin decreased six basis points to 3.35% for the year ended December 31, 2020 from 3.41% for the year ended December 31, 2019.

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

Interest Income

Year ended December 31, 2020 compared with year ended December 31, 2019. Interest income increased $9.0 million, or 9.9%, to $100.7 million for the year ended December 31, 2020 as compared to the prior year. First Guaranty's loan portfolio expanded during 2020 due to growth associated with the SBA PPP lending program and our other loan originations such as commercial leases and non-farm non-residential loans. These factors contributed to the increase in interest income as the average balance of our total interest-earning assets, both loans and securities, including assets from the Union acquisition increased, partially offset by a decrease in the average yield of interest-earning assets due to the decline in market interest rates. The average balance of our interest-earning assets increased $417.3 million to $2.2 billion for the year ended December 31, 2020 as compared to the prior year. The average yield of interest-earning assets decreased by 54 basis points to 4.52% for the year ended December 31, 2020 compared to 5.06% for the year ended December 31, 2019.

Interest income on securities decreased $0.3 million to $9.5 million for the year ended December 31, 2020 as compared to the prior year primarily as a result of a decrease in the average yield on securities. The average balance of securities increased $31.7 million to $381.0 million for the year ended December 31, 2020 from $349.2 million for the year ended December 31, 2019 due to an increase in balances, particularly corporate securities, as part of First Guaranty's strategy initiated at the end of the first quarter in 2020 to provide earnings and liquidity during the COVID-19 pandemic. The average yield on securities decreased by 32 basis points to 2.49% for the year ended December 31, 2020 from 2.81% for the year ended December 31, 2019 due to the decrease in market interest rates.

Interest income on loans increased $11.9 million, or 15.1%, to $90.8 million for the year ended December 31, 2020 as a result of an increase in the average balance of loans. The average balance of loans (excluding loans held for sale) increased by $347.4 million to $1.7 billion for the year ended December 31, 2020 from $1.3 billion for the year ended December 31, 2019 as a result of new loan originations, primarily SBA PPP loans, commercial leases, non-farm non-residential loans, and acquired loans from the Union acquisition. The average yield on loans (excluding loans held for sale) decreased by 53 basis points to 5.46% for the year ended December 31, 2020 from 5.99% for the year ended December 31, 2019 due to the decrease in market interest rates and the impact of SBA PPP loans which have a 1.0% interest rate.

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

Interest Expense

Year ended December 31, 2020 compared with year ended December 31, 2019.  Interest expense decreased $3.9 million, or 13.2%, to $26.0 million for the year ended December 31, 2020 from $30.0 million for the year ended December 31, 2019 due primarily to a decrease in market interest rates partially offset by an increase in the average balance of interest-bearing liabilities. The average rate of interest-bearing demand deposits decreased by 92 basis points during the year ended December 31, 2020 to 0.84% as compared to 1.76% for the prior year. The decrease in the average rate on interest-bearing demand deposits was due to those deposits, primarily public funds NOW and DDA accounts and brokered money market deposits, whose rates are contractually tied to national index rates such as the U.S. Federal Funds rate or short-term U.S. Treasury rates that declined sharply beginning in the first quarter of 2020. The average rate of time deposits decreased 24 basis points during the year ended December 31, 2020 to 2.20% as compared to 2.44% for the prior year. The decrease in the average rate of time deposits was due to First Guaranty's strategy to reduce deposit costs by expanding non-interest bearing and lower cost interest bearing deposits that has provided an alternative to higher cost time deposits and has helped First Guaranty maintain liquidity while lowering rates on time deposits. Partially offsetting the decrease in interest expense was an increase in the average balance of interest-bearing liabilities, which increased $310.9 million during the year ended December 31, 2020 to $1.8 billion as compared to the prior year as a result of a $130.3 million increase in the average balance of interest-bearing demand deposits, a $69.5 million increase in the average balance of borrowings, a $63.4 million increase in the average balance of time deposits and a $47.7 million increase in the average balance of savings deposits.

Year ended December 31, 2019 compared with year ended December 31, 2018. Interest expense increased $8.6 million, or 40.3%, to $30.0 million for the year ended December 31, 2019 from $21.4 million for the year ended December 31, 2018 due primarily to an increase in the average balance of interest-bearing deposits along with an increase in the average rate paid on interest-bearing deposits. The average balance of interest-bearing deposits increased by $115.4 million during the year ended December 31, 2019 to $1.4 billion as a result of a $75.2 million increase in the average balance of time deposits, a $35.6 million increase in the average balance of interest-bearing demand deposits and a $4.5 million increase in the average balance of savings deposits. The average rate of interest-bearing demand deposits increased by 23 basis points during the year ended December 31, 2019 to 1.76% as compared to the prior year. The increase in the average rate on interest-bearing demand deposits was due to those deposits, primarily public funds accounts and brokered money market deposits, whose rates are contractually tied to national index rates such as the U.S. Federal Funds rate or short term U.S. Treasury rates. The average rate of time deposits increased 74 basis points during the year ended December 31, 2019 to 2.44% as compared to the prior year. The increase in the average rate and average balance of time deposits was due to changes in market rates and the initiation of a deposit campaign by First Guaranty in order to fund future loan growth and diversify the deposit portfolio. First Guaranty initiated a deposit campaign in 2018 to grow time deposits generally with terms greater than two years. This strategy was designed to fund loan growth and increase long term funding for the Bank.

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

	December 31, 2020			December 31, 2019			December 31, 2018
(in thousands except for %)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-earning deposits with banks(1)	$182,339	$404	0.22%	$144,298	$2,956	2.05%	$39,005	$612	1.57%
Securities (including FHLB stock)	380,991	9,471	2.49%	349,247	9,800	2.81%	465,399	12,941	2.78%
Federal funds sold	678	1	0.08%	592	1	0.25%	531	1	0.23%
Loans held for sale	377	21	5.56%	324	24	7.41%	1,330	84	6.32%
Loans, net of unearned income	1,662,875	90,787	5.46%	1,315,524	78,862	5.99%	1,167,458	64,752	5.55%
Total interest-earning assets	2,227,260	100,684	4.52%	1,809,985	91,643	5.06%	1,673,723	78,390	4.68%

Noninterest-earning assets:
Cash and due from banks	12,955			11,951			10,013
Premises and equipment, net	58,411			45,037			38,502
Other assets	49,859			15,256			13,805
Total Assets	$2,348,485			$1,882,229			$1,736,043

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$722,433	6,089	0.84%	$592,113	10,447	1.76%	$556,528	8,531	1.53%
Savings deposits	163,332	268	0.16%	115,682	527	0.46%	111,134	407	0.37%
Time deposits	767,075	16,908	2.20%	703,685	17,141	2.44%	628,457	10,690	1.70%
Borrowings	110,292	2,752	2.50%	40,766	1,851	4.54%	39,150	1,738	4.44%
Total interest-bearing liabilities	1,763,132	26,017	1.48%	1,452,246	29,966	2.06%	1,335,269	21,366	1.60%

Noninterest-bearing liabilities:
Demand deposits	393,734			262,379			252,531
Other	12,714			9,204			5,870
Total Liabilities	2,169,580			1,723,829			1,593,670

Shareholders' Equity	178,905			158,400			142,373
Total Liabilities and Shareholders' Equity	$2,348,485			$1,882,229			$1,736,043
Net interest income		$74,667			$61,677			$57,024

Net interest rate spread(2)			3.04%			3.00%			3.08%
Net interest-earning assets(3)	$464,128			$357,739			$338,454
Net interest margin(4)(5)			3.35%			3.41%			3.41%

Average interest-earning assets to interest-bearing liabilities			126.32%			124.63%			125.35%
(1)Includes Federal Reserve balances reported in cash and due from banks on the consolidated balance sheets.
(2)Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)Net interest margin represents net interest income divided by average total interest-earning assets.
(5)The tax adjusted net interest margin was 3.36%, 3.42% and 3.42% for the years ended December 31, 2020, 2019 and 2018. A 21% tax rate was used to calculate the effect on securities income from tax exempt securities for the years ended December 31, 2020, 2019 and 2018.

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

	For the Years Ended December 31, 2020 vs. 2019 Increase (Decrease) Due To			For the Years Ended December 31, 2019 vs. 2018 Increase (Decrease) Due To
(in thousands except for %)	Volume	Rate	Increase/ Decrease	Volume	Rate	Increase/ Decrease
Interest earned on:
Interest-earning deposits with banks	$621	$(3,173)	$(2,552)	$2,105	$239	$2,344
Securities (including FHLB stock)	846	(1,175)	(329)	(3,259)	118	(3,141)
Federal funds sold	—	—	—	—	—	—
Loans held for sale	4	(7)	(3)	(72)	12	(60)
Loans, net of unearned income	19,433	(7,508)	11,925	8,618	5,492	14,110
Total interest income	20,904	(11,863)	9,041	7,392	5,861	13,253

Interest paid on:
Demand deposits	1,943	(6,301)	(4,358)	570	1,346	1,916
Savings deposits	163	(422)	(259)	18	102	120
Time deposits	1,473	(1,706)	(233)	1,400	5,051	6,451
Borrowings	2,032	(1,131)	901	73	40	113
Total interest expense	5,611	(9,560)	(3,949)	2,061	6,539	8,600

Change in net interest income	$15,293	$(2,303)	$12,990	$5,331	$(678)	$4,653

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

We recorded a $14.9 million provision for loan losses for the year ended December 31, 2020 compared to $4.9 million for 2019. The allowance for loan losses at December 31, 2020 was $24.5 million or 1.33% of total loans, compared to $10.9 million or 0.72% of total loans at December 31, 2019. The increase in the provision was attributable to the increase in the loan portfolio, the effects of the COVID-19 pandemic and charge-offs not previously provided for. Total charge-offs were $2.4 million for year ended December 31, 2020 and $5.3 million for 2019. We believe that the allowance is adequate to cover potential losses in the loan portfolio given the current economic conditions that are significantly influenced by the COVID-19 pandemic, and current expected net charge-offs and non-performing asset levels. We expect economic uncertainty to continue which may result in additional increases to the allowance for loan losses in future periods.

For the year ended December 31, 2019, the provision for loan losses was $4.9 million compared to $1.4 million for 2018. The allowance for loan losses at December 31, 2019 was $10.9 million or 0.72% of total loans, compared to $10.8 million or 0.88% of total loans at December 31, 2018. The increase in the provision was attributed to additional provisions on loans evaluated individually for impairment. First Guaranty also received a $3.6 million negotiated payment in settlement of a commercial and industrial non-accrual loan on May 9, 2018. The payment resulted in a recovery of $1.6 million. The recovery impacted the allowance for loan losses and the end result was a negative provision for loan losses in the second quarter of 2018. The increase in the provision was also attributable to the increase in the balance of the loan portfolio and charge-offs not previously provided for. Substandard loans increased $6.3 million to $53.1 million at December 31, 2019 from $46.8 million at December 31, 2018. Doubtful loans decreased $0.5 million to $0 at December 31, 2019 from $0.5 million at December 31, 2018. The impaired loan portfolio did not suffer additional declines in estimated fair value requiring further provisions. We believe that the allowance is adequate to cover potential losses in the loan portfolio given the current economic conditions, and current expected net charge-offs and non-performing asset levels.

Noninterest Income.

Our primary sources of recurring noninterest income are customer service fees, ATM and debit card fees, loan fees, gains on the sale of loans and available for sale securities and other service fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.

Noninterest income totaled $23.8 million for the year ended December 31, 2020, an increase of $15.5 million from $8.3 million for the year ended December 31, 2019. The increase was primarily due to gains on the sale of securities. Net securities gains were $14.8 million for the year ended December 31, 2020 as compared to net securities losses of $0.2 million for 2019. The gains on securities sales occurred as First Guaranty sold investment securities in order to fund loan growth and convert unrealized gains into realized earnings as previously noted as part of First Guaranty's plan to manage for economic uncertainty. Service charges, commissions and fees totaled $2.6 million for the year ended December 31, 2020 as compared to $2.8 million for 2019. The decline in these fees for 2020 compared to 2019 was the result of waivers initially provided for during the beginning of the COVID-19 pandemic. ATM and debit card fees totaled $3.0 million for the year ended December 31, 2020 and $2.3 million for 2019. The increase in these fees can be attributed to growth from the Union acquisition and to changes in customer behavior associated with the COVID-19 pandemic as customers used their debit cards as an alternative to cash. Net gains on the sale of loans were $1.1 million for the year ended December 31, 2020 and $1.4 million for 2019. Other noninterest income totaled $2.3 million and $2.0 million for the years ended December 31, 2020 and 2019, respectively.

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

Noninterest Expense

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense and other types of expenses. Noninterest expense totaled $58.0 million for the year ended December 31, 2020 and $47.2 million for the year ended December 31, 2019. Salaries and benefits expense totaled $29.6 million for the year ended December 31, 2020 and $25.0 million for the year ended December 31, 2019. The increase in salaries and benefits expense was primarily due to the increase in personnel expense from the Union acquisition, new hires and expenses associated with COVID-19. Occupancy and equipment expense increased to $7.7 million for the year ended December 31, 2020 from $6.1 million for the year ended December 31, 2019 due to the new offices acquired in the Union acquistion. Other noninterest expense totaled $20.7 million for the year ended December 31, 2020 and $16.1 million for 2019. The following are notable changes occured within noninterest expense. Marketing and public relations expense declined $0.4 million during 2020 primarily due to the impacts of COVID-19. Software expense and amortization increased $1.0 million in 2020 compared to 2019 due to the Union acquisition and the continued development of First Guaranty's loan and deposit platforms. The amortization of core deposits increased $0.3 million due to the Union acquisition. Net costs from other real estate owned and repossessions increased by $1.2 million as First Guaranty established a reserve for other real estate expense and wrote down other real estate properties. First Guaranty's regulatory assessment increased by $1.0 million in 2020 compared to 2019 due to the Union acquisition and the substantial growth in deposits associated with COVID-19.

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense and other types of expenses. Noninterest expense totaled $47.2 million for the year ended December 31, 2019 and $43.3 million for the year ended December 31, 2018. Salaries and benefits expense totaled $25.0 million for the year ended December 31, 2019 and $22.9 million for the year ended December 31, 2018. The increase in salaries and benefits expense was primarily due to the increase in personnel expense from the Union acquisition and new hires. Occupancy and equipment expense increased to $6.1 million for the year ended December 31, 2019 from $5.6 million for the year ended December 31, 2018 due to the new offices acquired in the Union acquistion. Other noninterest expense totaled $16.1 million for the year ended December 31, 2019 and $14.8 million for 2018. The following are notable changes within noninterest expense. Legal and professional fees increased approximately $0.3 million in 2019 compared to 2018 principally due to the Union acquisition. Data processing increased approximately $0.3 million principally due to the Union acquisition.

The following table presents, for the years indicated, the major categories of other noninterest expense:

(in thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Other noninterest expense:
Legal and professional fees	$2,919	$2,648	$2,362
Data processing	2,465	1,972	1,692
ATM fees	1,332	1,217	1,214
Marketing and public relations	1,046	1,456	1,329
Taxes - sales, capital, and franchise	1,251	1,094	1,066
Operating supplies	921	674	562
Software expense and amortization	2,354	1,308	1,119
Travel and lodging	726	908	978
Telephone	256	193	208
Amortization of core deposits	712	390	545
Donations	393	603	380
Net costs from other real estate and repossessions	1,653	422	186
Regulatory assessment	1,716	683	941
Other	2,980	2,536	2,204
Total other expense	$20,724	$16,104	$14,786

Income Taxes.

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other non-deductible expenses. The provision for income taxes for the years ended December 31, 2020, 2019 and 2018 was $5.2 million, $3.7 million and $3.5 million, respectively. The provision for income taxes in 2020 increased as compared to 2019 due to the increase in income before income taxes. First Guaranty's statutory tax rate was 21.0% for the years ended December 31, 2020, 2019 and 2018.

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

First Guaranty's cash and cash equivalents totaled $299.6 million at December 31, 2020 compared to $67.4 million at December 31, 2019. Loans maturing within one year or less at December 31, 2020 totaled $265.9 million. At December 31, 2020, time deposits maturing within one year or less totaled $355.1 million. Time deposits maturing after one year through three years totaled $234.1 million at December 31, 2020 compared to $167.9 million at December 31, 2019. Time deposits maturing after three years totaled $136.5 million at December 31, 2020 compared to $243.4 million at December 31, 2019. First Guaranty increased interest-bearing deposits associated with brokered money market funds in order to increase on-balance sheet liquidity. Approximately $50.0 million of additional brokered money market funds were acquired in order to manage uncertainty associated with the COVID-19 crisis. First Guaranty's held to maturity ("HTM") investment securities portfolio at December 31, 2020 was $0 compared to $86.6 million or 20.3% of the investment portfolio at December 31, 2019. First Guaranty's available for sale ("AFS") portfolio was $238.5 million, or 100.0% of the investment portfolio at December 31, 2020 compared to $339.9 million, or 79.7% at December 31, 2019. The majority of the AFS portfolio was comprised of U.S. Treasuries, U.S. Government Agencies, mortgage backed securities, municipal bonds and investment grade corporate bonds. We believe these securities are readily marketable and enhance our liquidity.

We maintained a net borrowing capacity at the FHLB totaling $161.2 million and $170.3 million at December 31, 2020 and December 31, 2019, respectively with $53.4 million and $16.6 million in FHLB advances outstanding at December 31, 2020 and December 31, 2019, respectively. At December 31, 2020, we had outstanding letters of credit from the FHLB in the amount of $365.8 million that were primarily used to collateralize public funds deposits. We also have a discount window line with the Federal Reserve Bank that totaled $29.0 million at December 31, 2020. First Guaranty had loans eligible to be pledged under the Federal Reserve's PPP lending facility that totaled $92.3 million at December 31, 2020. First Guaranty did not have any advances under this facility at December 31, 2020. We also maintain federal funds lines of credit at various correspondent banks with borrowing capacity of $100.5 million at December 31, 2020. We have a revolving line of credit for $6.5 million, with no outstanding balance at December 31, 2020 secured by a pledge of the Bank's common stock. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources

Our capital position is reflected in total shareholders' equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total shareholders' equity increased to $178.6 million at December 31, 2020 from $166.0 million at December 31, 2019. The increase in shareholders' equity was principally the result of an increase of $14.1 million in retained earnings offset by a decrease of $1.5 million in accumulated other comprehensive income. The $14.1 million increase in retained earnings was due to net income of $20.3 million during the year ended December 31, 2020, partially offset by $6.2 million in cash dividends paid on our common stock. The decrease in accumulated other comprehensive income was primarily attributed to the decrease in unrealized gains on available for sale securities during the year ended December 31, 2020.

Capital Management

We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the Federal Reserve and the FDIC. We review capital levels on a monthly basis. We evaluate a number of capital ratios, including Tier 1 capital to total adjusted assets (the leverage ratio) and Tier 1 capital to risk-weighted assets. At December 31, 2020, First Guaranty Bank was classified as well-capitalized. First Guaranty Bank's capital conservation buffer was 4.22% at December 31, 2020.

The following table presents First Guaranty Bank's capital ratios as of the indicated dates.

	"Well Capitalized Minimums"	At December 31, 2020	"Well Capitalized Minimums"	At December 31, 2019
Tier 1 Leverage Ratio	5.00%	8.58%	5.00%	10.44%
Tier 1 Risk-based Capital Ratio	8.00%	10.97%	8.00%	11.96%
Total Risk-based Capital Ratio	10.00%	12.22%	10.00%	12.61%
Common Equity Tier One Capital	6.50%	10.97%	6.50%	11.96%

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

The notional amounts of the financial instruments with off-balance sheet risk at December 31, 2020, 2019 and 2018 are as follows:

Contract Amount

(in thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Commitments to Extend Credit	$154,047	$117,826	$108,348
Unfunded Commitments under lines of credit	$169,151	$148,127	$122,212
Commercial and Standby letters of credit	$11,728	$11,258	$6,912

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

Unfunded commitments under lines of credit are contractually obligated by us as long as the borrower is in compliance with the terms of the loan relationship. Unfunded lines of credit are typically operating lines of credit that adjust on a regular basis as a customer requires funding. There may be seasonal variations to the usage of these lines. At December 31, 2020, the largest concentrations of unfunded commitments were lines of credit associated with construction and land development loans and commercial and industrial loans.

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

There were no losses incurred on any commitments during the years ended December 31, 2020, 2019 and 2018.

Contractual Obligations

The following table summarizes our fixed and determinable contractual obligations and other funding needs by payment date at December 31, 2020. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

Payments Due by Period:	December 31, 2020
(in thousands)	Less Than One Year	One to Three Years	Over Three Years	Total
Operating leases	$141	$150	$—	$291
Software contracts	2,717	4,903	1,165	8,785
Time deposits	355,093	234,058	136,478	725,629
Short-term advances from Federal Home Loan Bank	50,000	—	—	50,000
Repurchase agreements	1,406	1,993	2,722	6,121
Long-term advances from Federal Home Loan Bank	—	—	3,366	3,366
Senior long-term debt	4,531	12,082	25,795	42,408
Junior subordinated debentures	—	—	15,000	15,000
Total contractual obligations	$413,888	$253,186	$184,526	$851,600

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

The following interest sensitivity analysis is one measurement of interest rate risk. This analysis, which we prepare quarterly, reflects the contractual maturity characteristics of assets and liabilities over various time periods. This analysis does not factor in prepayments or interest rate floors on loans which may significantly change the report. This table includes nonaccrual loans in their respective maturity periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at December 31, 2020 illustrated below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

	December 31, 2020
	Interest Sensitivity Within
(dollars in thousands)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$562,022	$195,966	$757,988	$1,086,147	$1,844,135
Securities (including FHLB stock)	11,019	2,002	13,021	228,878	241,899
Federal Funds Sold	702	—	702	—	702
Other earning assets	287,744	—	287,744	—	287,744
Total earning assets	$861,487	$197,968	$1,059,455	$1,315,025	$2,374,480

Source of Funds:
Interest-bearing accounts:
Demand deposits	$860,394	$—	$860,394	$—	$860,394
Savings deposits	168,879	—	168,879	—	168,879
Time deposits	196,861	158,137	354,998	370,631	725,629
Short-term borrowings	50,000	—	50,000	5,902	55,902
Senior long-term debt	42,366	—	42,366	3,366	45,732
Junior subordinated debt	—	—	—	14,777	14,777
Noninterest-bearing, net	—	—	—	503,167	503,167
Total source of funds	$1,318,500	$158,137	$1,476,637	$897,843	$2,374,480

Period gap	$(457,013)	$39,831	$(417,182)	$417,182
Cumulative gap	$(457,013)	$(417,182)	$(417,182)	$—

Cumulative gap as a percent of earning assets	(19.2)%	(17.6)%	(17.6)%

Net Interest Income at Risk.

Net interest income at risk measures the risk of a decline in earnings due to changes in interest rates. The first table below presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in the yield curve over a 12-month horizon at December 31, 2020. The second table below presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from a gradual shift in the yield curve over a 12-month period. Shifts are measured in 100 basis point increments (+400 through -25 basis points) from base case. We do not present shifts less than 25 basis points because of the current low interest rate environment. The base case scenario encompasses key assumptions for asset/liability mix, loan and deposit growth, pricing, prepayment speeds, deposit decay rates, securities portfolio cash flows and reinvestment strategy and the market value of certain assets under the various interest rate scenarios. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous and gradual shocks are performed against that yield curve.

December 31, 2020
Instantaneous Changes in Interest Rates (basis points)	Percent Change in Net Interest Income
+400	(7.18)%
+300	(7.08)%
+200	(6.99)%
+100	(2.71)%
Base	0%
-25	2.84%

Gradual Changes in Interest Rates (basis points)	Percent Change in Net Interest Income
+400	(5.96)%
+300	(4.96)%
+200	(3.43)%
+100	(1.32)%
Base	0%
-25	2.40%

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

First Guaranty continues to pursue its strategy to increase loans as a percentage of average assets compared to securities. First Guaranty has also been collateralizing more of its public funds deposits with either FHLB letters of credit or with reciprocal deposit insurance programs. This facilitates the investment of our deposits in higher yielding loans rather than lower yielding securities that generally have higher interest rate risk. This strategy is designed to reduce interest rate risk and improve net interest income. New loans that are originated generally are either floating rate or were fixed rate with maturities that did not exceed five years. Loans as a percentage of average interest- earning assets increased to 74.7% in 2020 compared to 72.7% in 2019. Securities as a percentage of average interest-earning assets decreased from 19.3% in 2019 to 17.1% in 2020.

Item 8 - Financial Statements and Supplementary Data

Castaing, Hussey & Lolan, LLC
Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
First Guaranty Bancshares, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of First Guaranty Bancshares, Inc. and Subsidiary (First Guaranty) as of December 31, 2020 and 2019, and the related statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes collectively referred to as the financial statements. We also have audited First Guaranty's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Guaranty as of December 31, 2020 and 2019 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, First Guaranty maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

Basis for Opinion

First Guaranty’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on First Guaranty’s financial statements and an opinion on First Guaranty’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to First Guaranty in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses

As described in Notes 1, 6 and 7 to the financial statements, at December 31, 2020 First Guaranty’s total loans were $1.8 billion and the associated allowance for loan losses balance was $24.5 million. The allowance for loan losses is management’s best estimate of probable losses inherent in its loan portfolio and is based on historical loss experience by loan segment and class with adjustments for current events and conditions. These factors include, among others, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions, specific credit risks, industry concentrations, and unidentified losses inherent in the current loan portfolio.

We identified management’s asset quality ratings of loans and determination of qualitative factors, which is based on general economic conditions and other qualitative risk factors both internal and external to First Guaranty, both of which are used in the allowance for loan losses calculation, as a critical audit matter. First Guaranty uses asset quality risk ratings to monitor portfolio performance and trends and to adjust historical loss percentages for classified loans. First Guaranty stratifies loans into pools based on collateral and type of loan, based on regulatory guidelines, and estimates inherent loss rates for each of the loan pools, which are used in the calculation of the allowance for loan losses. The general valuation allowance portion of the allowance for loan losses is used to estimate losses and is based on management’s evaluation of various factors that are not captured in the historical credit loss factors or on the specific impairment component. Auditing management’s judgments regarding the determination of the quantitative and qualitative portion of the allowance for loan losses involved a high degree of subjectivity.

The primary procedures we performed to address the critical audit matters included:

•Testing the design, implementation, and operating effectiveness of controls relating to management’s calculation of the allowance for loan losses, including controls over the accuracy of asset quality ratings of loans, the loan pools based on collateral type, and the determination of the qualitative and quantitative factors of the allowance for loan losses.

•Testing a risk-based targeted selection of loans to gain substantive evidence that First Guaranty is appropriately rating these loans in accordance with its policies, and that the asset quality ratings for the loans are reasonable.

•Obtaining management’s analysis and supporting documentation related to the qualitative factors and testing whether the qualitative risk factors both internal and external to First Guaranty used in the calculation of the allowance for loan losses are supported by the analysis provided by management.

•Testing of loans excluded from the qualitative general reserve calculations.

•Testing the appropriateness of the methodology and assumptions used in the calculation of the allowance for loan losses, and testing the calculation itself, including completeness and accuracy of the data used in the calculation, application of the qualitative factors determined by management and used in the calculation, and recalculation of the allowance for loan losses balance.

/s/ Castaing, Hussey & Lolan, LLC

We have served as First Guaranty's auditor since 2001.

Castaing, Hussey & Lolan, LLC
New Iberia, Louisiana
March 16, 2021

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents:
Cash and due from banks	$298,903	$66,511
Federal funds sold	702	914
Cash and cash equivalents	299,605	67,425

Investment securities:
Available for sale, at fair value	238,548	339,937
Held to maturity, at cost (estimated fair value of $0 and $86,817, respectively)	—	86,579
Investment securities	238,548	426,516

Federal Home Loan Bank stock, at cost	3,351	3,308
Loans held for sale	—	—

Loans, net of unearned income	1,844,135	1,525,490
Less: allowance for loan losses	24,518	10,929
Net loans	1,819,617	1,514,561

Premises and equipment, net	59,892	56,464
Goodwill	12,900	12,942
Intangible assets, net	6,587	7,166
Other real estate, net	2,240	4,879
Accrued interest receivable	11,933	8,412
Other assets	18,405	15,543
Total Assets	$2,473,078	$2,117,216

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$411,416	$325,888
Interest-bearing demand	860,394	635,942
Savings	168,879	135,156
Time	725,629	756,027
Total deposits	2,166,318	1,853,013

Short-term advances from Federal Home Loan Bank	50,000	13,079
Repurchase agreements	6,121	6,840
Accrued interest payable	5,292	6,047
Long-term advances from Federal Home Loan Bank	3,366	3,533
Senior long-term debt	42,366	48,558
Junior subordinated debentures	14,777	14,737
Other liabilities	6,247	5,374
Total Liabilities	2,294,487	1,951,181

Shareholders' Equity
Common stock:
$1 par value - authorized 100,600,000 shares; issued 9,741,253 shares	9,741	9,741
Surplus	110,836	110,836
Retained earnings	57,367	43,283
Accumulated other comprehensive income (loss)	647	2,175
Total Shareholders' Equity	178,591	166,035
Total Liabilities and Shareholders' Equity	$2,473,078	$2,117,216
See Notes to Consolidated Financial Statements.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(in thousands, except share data)	2020	2019	2018
Interest Income:
Loans (including fees)	$90,808	$78,886	$64,836
Deposits with other banks	404	2,956	612
Securities (including FHLB stock)	9,471	9,800	12,941
Federal funds sold	1	1	1
Total Interest Income	100,684	91,643	78,390

Interest Expense:
Demand deposits	6,089	10,447	8,531
Savings deposits	268	527	407
Time deposits	16,908	17,141	10,690
Borrowings	2,752	1,851	1,738
Total Interest Expense	26,017	29,966	21,366

Net Interest Income	74,667	61,677	57,024
Less: Provision for loan losses	14,877	4,860	1,354
Net Interest Income after Provision for Loan Losses	59,790	56,817	55,670

Noninterest Income:
Service charges, commissions and fees	2,571	2,808	2,988
ATM and debit card fees	3,022	2,254	2,122
Net gains (losses) on securities	14,791	(157)	(1,830)
Net gains on sale of loans	1,054	1,376	278
Other	2,342	2,018	1,722
Total Noninterest Income	23,780	8,299	5,280

Noninterest Expense:
Salaries and employee benefits	29,600	25,019	22,888
Occupancy and equipment expense	7,709	6,096	5,601
Other	20,724	16,104	14,786
Total Noninterest Expense	58,033	47,219	43,275

Income Before Income Taxes	25,537	17,897	17,675
Less: Provision for income taxes	5,219	3,656	3,462
Net Income	$20,318	$14,241	$14,213

Per Common Share:
Earnings	$2.09	$1.47	$1.47
Cash dividends paid	$0.64	$0.60	$0.58

Weighted Average Common Shares Outstanding	9,741,253	9,695,131	9,687,123

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(in thousands)	2020	2019	2018
Net Income	$20,318	$14,241	$14,213
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	12,757	11,435	(8,508)
Reclassification adjustments for gains (losses) included in net income	(14,791)	353	1,830
Reclassification of OTTI losses included in net income	100	—	—
Change in unrealized gains (losses) on securities	(1,934)	11,788	(6,678)
Tax impact	406	(2,475)	1,402
Other comprehensive income (loss)	(1,528)	9,313	(5,276)
Comprehensive Income	$18,790	$23,554	$8,937

 See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock $1 Par	Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total

Balance December 31, 2017	$9,687	$109,788	$26,064	$(1,556)	$143,983
Reclassification of stranded tax effects in accumulated other comprehensive income	—	—	306	(306)	—
Net income	—	—	14,213	—	14,213
Other comprehensive income (loss)	—	—	—	(5,276)	(5,276)
Cash dividends on common stock ($0.58 per share)	—	—	(5,636)	—	(5,636)
Balance December 31, 2018	$9,687	$109,788	$34,947	$(7,138)	$147,284
Net income	—	—	14,241	—	14,241
Common stock issued in private placement, 54,130 shares	54	1,048	(102)	—	1,000
Other comprehensive income	—	—	—	9,313	9,313
Cash dividends on common stock ($0.60 per share)	—	—	(5,803)	—	(5,803)
Balance December 31, 2019	$9,741	$110,836	$43,283	$2,175	$166,035
Net income	—	—	20,318	—	20,318
Other comprehensive income (loss)	—	—	—	(1,528)	(1,528)
Cash dividends on common stock ($0.64 per share)	—	—	(6,234)	—	(6,234)
Balance December 31, 2020	$9,741	$110,836	$57,367	$647	$178,591

See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2020	2019	2018
Cash Flows From Operating Activities:
Net income	$20,318	$14,241	$14,213
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	14,877	4,860	1,354
Depreciation and amortization	3,781	3,057	3,289
Amortization/Accretion of investments	2,594	1,347	1,445
(Gain) loss on sale/call of securities	(14,791)	157	1,830
Other than temporary impairment charge on securities	100	—	—
Gain on sale of assets	(1,054)	(1,304)	(301)
Repossessed asset write downs, gain and losses on dispositions	1,245	90	(47)
FHLB stock dividends	(43)	(63)	(42)
Net decrease in loans held for sale	—	344	964
Change in other assets and liabilities, net	(3,268)	6,349	4,184
Net Cash Provided by Operating Activities	23,759	29,078	26,889

Cash Flows From Investing Activities:
Proceeds from maturities and calls of HTM securities	34,022	21,190	11,197
Proceeds from maturities, calls and sales of AFS securities	1,242,559	279,590	384,549
Funds Invested in AFS securities	(1,078,450)	(274,437)	(309,346)
Net increase in loans	(322,745)	(123,553)	(76,354)
Purchases of premises and equipment	(6,313)	(11,933)	(3,787)
Proceeds from sales of premises and equipment	127	12	46
Proceeds from sales of other real estate owned	2,345	550	484
Cash paid in excess of cash received in acquisition	—	(23,325)	—
Net Cash (Used In) Provided By Investing Activities	(128,455)	(131,906)	6,789

Cash Flows From Financing Activities:
Net increase in deposits	313,210	18,408	80,336
Net increase (decrease) in federal funds purchased and short-term borrowings	36,202	(28)	(15,500)
Proceeds from long-term borrowings, net of costs	—	32,465	—
Repayment of long-term borrowings	(6,302)	(3,754)	(2,941)
Common stock issued in private placement	—	1,000	—
Dividends paid	(6,234)	(5,803)	(5,636)
Net Cash Provided By Financing Activities	336,876	42,288	56,259

Net Increase (Decrease) In Cash and Cash Equivalents	232,180	(60,540)	89,937
Cash and Cash Equivalents at the Beginning of the Period	67,425	127,965	38,028
Cash and Cash Equivalents at the End of the Period	$299,605	$67,425	$127,965

Noncash Activities:
Acquisition of real estate in settlement of loans	$951	$2,789	$297
Transfer of securities from HTM to AFS	$52,553	$—	$—

Cash Paid During the Period:
Interest on deposits and borrowed funds	$26,772	$27,871	$19,902
Federal income taxes	$4,800	$3,250	$2,400
State income taxes	$25	$23	$—

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Summary of Significant Accounting Policies

Business

First Guaranty Bancshares, Inc. ("First Guaranty") is a Louisiana corporation headquartered in Hammond, LA. First Guaranty owns all of the outstanding shares of common stock of First Guaranty Bank. First Guaranty Bank (the "Bank") is a Louisiana state-chartered commercial bank that provides a diversified range of financial services to consumers and businesses in the communities in which it operates. These services include consumer and commercial lending, mortgage loan origination, the issuance of credit cards and retail banking services. The Bank also maintains an investment portfolio comprised of government, government agency, corporate, and municipal securities. The Bank has thirty-four banking offices, including one drive-up banking facility, and forty-six automated teller machines (ATMs) in Southeast Louisiana, Southwest Louisiana, Central Louisiana, North Louisiana and North Central Texas.

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

Allowance for loan losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when Management believes that the collectability of the principal is unlikely. The allowance, which is based on evaluation of the collectability of loans and prior loan loss experience, is an amount that, in the opinion of Management, reflects the risks inherent in the existing loan portfolio and exists at the reporting date. The evaluations take into consideration a number of subjective factors including changes in the nature and volume of the loan portfolio, historical losses, overall portfolio quality, review of specific problem loans, current economic conditions that may affect a borrower's ability to pay including the impact of the COVID-19 pandemic, adequacy of loan collateral and other relevant factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require additional recognition of losses based on their judgments about information available to them at the time of their examination.

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

The allowance consists of specific, general, and unallocated components. The specific component relates to loans that are classified as doubtful, substandard, and impaired. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. Also, a specific reserve is allocated for syndicated loans. The general component covers non-classified loans and special mention loans and is based on historical loss experience adjusted for qualitative factors. Qualitative factors include analysis of levels and trends in delinquencies,non-accrual loans, charge-offs and recoveries, loan risk ratings, trends in volume and terms of loans, changes in lending policy, credit concentrations, portfolio stress test results, national and local economic trends including the impact of COVID-19, industry conditions, and other relevant factors. An unallocated component is maintained to cover uncertainties that could affect the estimate of probable losses.

The allowance for loan losses is reviewed on a monthly basis. The monitoring of credit risk also extends to unfunded credit commitments, such as unused commercial credit lines and letters of credit. A reserve is established as needed for estimates of probable losses on such commitments.

Goodwill and intangible assets

Goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in an acquisition. First Guaranty's goodwill is tested for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment in accordance with ASC Topic 350.

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

Other real estate

Other real estate includes properties acquired through foreclosure or acceptance of deeds in lieu of foreclosure. These properties are recorded at the lower of the recorded investment in the property or its fair value less the estimated cost of disposition. Any valuation adjustments required prior to foreclosure are charged to the allowance for loan losses. Subsequent to foreclosure, losses on the periodic revaluation of the property are charged to current period earnings as other real estate expense or to the allowance for other real estate. Costs of operating and maintaining the properties are charged to other real estate expense as incurred. Any subsequent gains or losses on dispositions are credited or charged to income in the period of disposition.

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

Income taxes

First Guaranty and its subsidiary file a consolidated federal income tax return on a calendar year basis. In lieu of Louisiana state income tax, the Bank is subject to the Louisiana bank shares tax, which is included in noninterest expense in First Guaranty's consolidated financial statements. With few exceptions, First Guaranty is no longer subject to U.S. federal, state or local income tax examinations for years before 2017. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the deferred tax assets or liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be utilized.

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

Reclassifications

Certain reclassifications have been made to prior year end financial statements in order to conform to the classification adopted for reporting in 2020.

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

In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes (Topic 740)." The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in the Topic 740. The amendments also improve the consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments in the ASU are effective for fiscal years and interim periods beginning after December 15, 2020. First Guaranty is currently assessing the impact of adoption of this guidance.

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

First Guaranty accounts for business combinations under the acquisition method in accordance with ASC Topic 805, Business Combinations. Accordingly, for each transaction, the purchase price is allocated to the fair value of the assets acquired and liabilities assumed as of the date of the acquisition. In conjunction with the adoption of ASU 2015-16, upon receipt of final fair value estimates during the measurement period, which must be within one year of the acquisition dates, First Guaranty records any adjustments to the preliminary fair value estimates in the reporting period in which the adjustments are determined. First Guaranty finalized the purchase price allocations related to the Union acquisition during the fourth quarter of 2020. Based on management's valuation of tangible and intangible assets acquired and liabilities assumed, the purchase price for the Union acquisition is allocated in the table below.

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

Note 4. Cash and Due from Banks

Certain reserves are required to be maintained at the Federal Reserve Bank. There was no reserve requirement as of December 31, 2020 and 2019. At December 31, 2020 First Guaranty had no accounts at correspondent banks, excluding the Federal Reserve Bank, that exceeded the FDIC insurable limit of $250,000. At December 31, 2019 First Guaranty had only two account at correspondent banks, excluding the Federal Reserve Bank, that exceeded the FDIC insurable limit of $250,000. This account was over the insurable limit by $5.7 million.

Note 5. Securities

A summary comparison of securities by type at December 31, 2020 and 2019 is shown below.

	December 31, 2020				December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasuries	$3,000	$—	$—	$3,000	$—	$—	$—	$—
U.S. Government Agencies	169,986	77	(405)	169,658	16,380	15	(2)	16,393
Corporate debt securities	36,153	604	(268)	36,489	94,561	1,110	(302)	95,369
Municipal bonds	27,381	781	—	28,162	30,297	1,870	(14)	32,153
Collateralized mortgage obligations	—	—	—	—	16,400	40	(43)	16,397
Mortgage-backed securities	1,208	31	—	1,239	179,546	317	(238)	179,625
Total available for sale securities	$237,728	$1,493	$(673)	$238,548	$337,184	$3,352	$(599)	$339,937

Held to maturity:
U.S. Government Agencies	$—	$—	$—	$—	$18,175	$—	$(32)	$18,143
Municipal bonds	—	—	—	—	5,107	182	—	5,289
Mortgage-backed securities	—	—	—	—	63,297	200	(112)	63,385
Total held to maturity securities	$—	$—	$—	$—	$86,579	$382	$(144)	$86,817

The scheduled maturities of securities at December 31, 2020, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to call or prepayments. Mortgage-backed securities are not due at a single maturity because of amortization and potential prepayment of the underlying mortgages. For this reason they are presented separately in the maturity table below.

	December 31, 2020
(in thousands)	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$9,635	$9,670
Due after one year through five years	6,994	6,995
Due after five years through 10 years	67,675	68,412
Over 10 years	152,216	152,232
Subtotal	236,520	237,309
Mortgage-backed Securities	1,208	1,239
Total available for sale securities	$237,728	$238,548

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at December 31, 2020.

	December 31, 2020
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	—	$—	$—	—	$—	$—	—	$—	$—
U.S. Government Agencies	12	131,455	(405)	—	—	—	12	131,455	(405)
Corporate debt securities	17	10,286	(144)	4	1,254	(124)	21	11,540	(268)
Municipal bonds	1	66	—	—	—	—	1	66	—
Mortgage-backed securities	—	—	—	6	11	—	6	11	—
Total available for sale securities	30	$141,807	$(549)	10	$1,265	$(124)	40	$143,072	$(673)

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

As of December 31, 2020, 40 of First Guaranty's debt securities had unrealized losses totaling 0.5% of the individual securities' amortized cost basis and 0.3% of First Guaranty's total amortized cost basis of the investment securities portfolio. 10 of the 40 securities had been in a continuous loss position for over 12 months at such date. The 10 securities had an aggregate amortized cost basis of $1.4 million and an unrealized loss of $0.1 million at December 31, 2020. Management has the intent and ability to hold these debt securities until maturity or until anticipated recovery.

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

Corporate debt securities in a loss position consist primarily of corporate bonds issued by businesses in the financial, insurance, utility, manufacturing, industrial, consumer products and oil and gas industries. There was one security with an other-than-temporary impairment loss at December 31, 2020. First Guaranty believes that the remaining issuers will be able to fulfill the obligations of these securities based on evaluations described above. First Guaranty has the ability and intent to hold these securities until they recover, which could be at their maturity dates.

There was one other-than-temporary impairment loss of $100,000 recognized on securities during the years ended December 31, 2020. The security had an original book value of $0.1 million and was in default. First Guaranty's analysis of the company and the current market value of the security resulted in the determination that a write down was warranted. There were no other-than-temporary impairment losses recognized on securities during the years ended December 31, 2019, and 2018.

The following table presents a roll-forward of the amount of credit losses on debt securities held by First Guaranty for which a portion of OTTI was recognized in other comprehensive income for the year ended December 31, 2020, 2019, and 2018:

(in thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Beginning balance of credit losses at beginning of year	$—	$60	$60
Other-than-temporary impairment credit losses on securities not previously OTTI	100	—	—
Increases for additional credit losses on securities previously determined to be OTTI	—	—	—
Reduction for increases in cash flows	—	—	—
Reduction due to credit impaired securities sold or fully settled	—	(60)	—
Ending balance of cumulative credit losses recognized in earnings at end of year	$100	$—	$60

In 2020, 2019 and 2018 there were no other-than-temporary impairment credit losses on securities for which First Guaranty had previously recognized OTTI. For securities that have indications of credit related impairment, management analyzes future expected cash flows to determine if any credit related impairment is evident. Estimated cash flows are determined using management's best estimate of future cash flows based on specific assumptions. The assumptions used to determine the cash flows were based on estimates of loss severity and credit default probabilities. Management reviews reports from credit rating agencies and public filings of issuers.

At December 31, 2020 and 2019 the carrying value of pledged securities totaled $184.0 million and $212.8 million, respectively.

Gross realized gains on sales of securities were $14.7 million, $0.8 million and $0.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. Gross realized losses were $0.1 million, $1.1 million and $1.9 million for the years ended December 31, 2020, 2019 and 2018. The tax applicable to these transactions amounted to $3.1 million, $(79,000), and $(0.4) million for 2020, 2019 and 2018, respectively. Proceeds from sales of securities classified as available for sale amounted to $394.9 million, $90.5 million and $114.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Net unrealized gains on available for sale securities included in accumulated other comprehensive income (loss) ("AOCI"), net of applicable income taxes, totaled $0.6 million at December 31, 2020. At December 31, 2019 net unrealized gains included in AOCI, net of applicable income taxes, totaled $2.2 million. During 2020 net gains, net of tax, reclassified out of AOCI into earnings totaled $11.7 million. During 2019 net losses, net of tax, reclassified out of AOCI into earnings totaled $0.3 million.

At December 31, 2020, First Guaranty's exposure to investment securities issuers that exceeded 10% of shareholders' equity was as follows:

	December 31, 2020
(in thousands)	Amortized Cost	Fair Value
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	110,177	109,856
Federal Farm Credit Bank (FFCB)	54,263	54,279
Total	$164,440	$164,135

Note 6. Loans

The following table summarizes the components of First Guaranty's loan portfolio as of December 31, 2020 and December 31, 2019:

	December 31, 2020		December 31, 2019
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$150,841	8.2%	$172,247	11.3%
Farmland	26,880	1.4%	22,741	1.5%
1- 4 Family	271,236	14.7%	289,635	18.9%
Multifamily	45,932	2.5%	23,973	1.6%
Non-farm non-residential	824,137	44.6%	616,536	40.3%
Total Real Estate	1,319,026	71.4%	1,125,132	73.6%
Non-Real Estate:
Agricultural	28,335	1.5%	26,710	1.8%
Commercial and industrial	353,028	19.1%	268,256	17.5%
Consumer and other	148,783	8.0%	108,868	7.1%
Total Non-Real Estate	530,146	28.6%	403,834	26.4%
Total Loans Before Unearned Income	1,849,172	100.0%	1,528,966	100.0%
Unearned income	(5,037)		(3,476)
Total Loans Net of Unearned Income	$1,844,135		$1,525,490

The following table summarizes fixed and floating rate loans by contractual maturity, excluding nonaccrual loans, as of December 31, 2020 and December 31, 2019 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	December 31, 2020			December 31, 2019
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$186,252	$79,680	$265,932	$205,596	$104,859	$310,455
One to five years	740,358	368,259	1,108,617	509,455	286,131	795,586
Five to 15 years	128,860	91,032	219,892	147,502	65,713	213,215
Over 15 years	146,830	92,325	239,155	143,695	51,612	195,307
Subtotal	$1,202,300	$631,296	1,833,596	$1,006,248	$508,315	1,514,563
Nonaccrual loans			15,576			14,403
Total Loans Before Unearned Income			1,849,172			1,528,966
Unearned income			(5,037)			(3,476)
Total Loans Net of Unearned Income			$1,844,135			$1,525,490

As of December 31, 2020, $305.0 million of floating rate loans were at their interest rate floor. At December 31, 2019, $153.3 million of floating rate loans were at their interest rate floor. Nonaccrual loans have been excluded from these totals.

The following tables present the age analysis of past due loans at December 31, 2020 and December 31, 2019:

	As of December 31, 2020
(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$8,088	$1,621	$9,709	$141,132	$150,841	$1,000
Farmland	227	857	1,084	25,796	26,880	—
1- 4 family	6,050	7,207	13,257	257,979	271,236	4,980
Multifamily	190	366	556	45,376	45,932	366
Non-farm non-residential	15,792	12,148	27,940	796,197	824,137	4,699
Total Real Estate	30,347	22,199	52,546	1,266,480	1,319,026	11,045
Non-Real Estate:
Agricultural	143	3,539	3,682	24,653	28,335	67
Commercial and industrial	663	2,557	3,220	349,808	353,028	1,856
Consumer and other	1,176	372	1,548	147,235	148,783	123
Total Non-Real Estate	1,982	6,468	8,450	521,696	530,146	2,046
Total Loans Before Unearned Income	$32,329	$28,667	$60,996	$1,788,176	1,849,172	$13,091
Unearned income					(5,037)
Total Loans Net of Unearned Income					$1,844,135

	As of December 31, 2019
(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$760	$429	$1,189	$171,058	$172,247	$48
Farmland	6	1,274	1,280	21,461	22,741	—
1- 4 family	8,521	3,682	12,203	277,432	289,635	923
Multifamily	—	—	—	23,973	23,973	—
Non-farm non-residential	11,279	6,249	17,528	599,008	616,536	1,603
Total Real Estate	20,566	11,634	32,200	1,092,932	1,125,132	2,574
Non-Real Estate:
Agricultural	310	4,800	5,110	21,600	26,710	—
Commercial and industrial	2,801	342	3,143	265,113	268,256	15
Consumer and other	794	266	1,060	107,808	108,868	50
Total Non-Real Estate	3,905	5,408	9,313	394,521	403,834	65
Total Loans Before Unearned Income	$24,471	$17,042	$41,513	$1,487,453	1,528,966	$2,639
Unearned income					(3,476)
Total Loans Net of Unearned Income					$1,525,490

The tables above include $15.6 million and $14.4 million of nonaccrual loans for December 31, 2020 and 2019, respectively. See the tables below for more detail on nonaccrual loans.

The following is a summary of nonaccrual loans by class at the dates indicated:

	As of December 31,
(in thousands)	2020	2019
Real Estate:
Construction & land development	$621	$381
Farmland	857	1,274
1- 4 family	2,227	2,759
Multifamily	—	—
Non-farm non-residential	7,449	4,646
Total Real Estate	11,154	9,060
Non-Real Estate:
Agricultural	3,472	4,800
Commercial and industrial	701	327
Consumer and other	249	216
Total Non-Real Estate	4,422	5,343
Total Nonaccrual Loans	$15,576	$14,403

The following table identifies the credit exposure of the loan portfolio, including loans acquired with deteriorated credit quality, by specific credit ratings as of the dates indicated:

	As of December 31, 2020					As of December 31, 2019
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Construction & land development	$139,032	$10,785	$1,024	$—	$150,841	$163,808	$6,180	$2,259	$—	$172,247
Farmland	22,822	46	4,012	—	26,880	18,223	3,177	1,341	—	22,741
1- 4 family	251,315	7,252	12,669	—	271,236	271,392	4,751	13,492	—	289,635
Multifamily	36,146	1,841	7,945	—	45,932	16,025	805	7,143	—	23,973
Non-farm non-residential	756,760	51,355	16,022	—	824,137	589,800	7,743	18,993	—	616,536
Total Real Estate	1,206,075	71,279	41,672	—	1,319,026	1,059,248	22,656	43,228	—	1,125,132
Non-Real Estate:
Agricultural	24,180	92	4,063	—	28,335	21,529	48	5,133	—	26,710
Commercial and industrial	321,957	27,388	3,683	—	353,028	262,416	1,199	4,641	—	268,256
Consumer and other	147,697	442	644	—	148,783	108,618	180	70	—	108,868
Total Non-Real Estate	493,834	27,922	8,390	—	530,146	392,563	1,427	9,844	—	403,834
Total Loans Before Unearned Income	$1,699,909	$99,201	$50,062	$—	1,849,172	$1,451,811	$24,083	$53,072	$—	1,528,966
Unearned income					(5,037)					(3,476)
Total Loans Net of Unearned Income					$1,844,135					$1,525,490

Purchased Impaired Loans

As part of the acquisition of Union Bancshares, Inc. on November 7, 2019 and Premier Bancshares, Inc. on June 16, 2017, First Guaranty purchased credit impaired loans for which there was, at acquisition, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows at December 31, 2020 and 2019.

(in thousands)	As of December 31, 2020	As of December 31, 2019
Real Estate:
Construction & land development	$397	$526
Farmland	—	—
1- 4 family	4,102	6,402
Multifamily	900	—
Non-farm non-residential	2,396	2,294
Total Real Estate	7,795	9,222
Non-Real Estate:
Agricultural	343	—
Commercial and industrial	1,017	1,198
Consumer and other	—	—
Total Non-Real Estate	1,360	1,198
Total	$9,155	$10,420

For those purchased loans disclosed above, there was no allowance for loan losses at December 31, 2020 or December 31, 2019.

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

The accretable yield, or income expected to be collected, on the purchased loans above is as follows for the years ended December 31, 2020 and 2019.

(in thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019
Balance, beginning of period	$3,647	$613
Acquisition accretable yield	30	3,367
Accretion	(785)	(831)
Net transfers from nonaccretable difference to accretable yield	—	498
Balance, end of period	$2,892	$3,647

Note 7. Allowance for Loan Losses

A summary of changes in the allowance for loan losses, by loan type, for the years ended December 31, 2020, 2019 and 2018 are as follows:

	As of December 31,
	2020					2019
(in thousands)	Beginning Allowance (12/31/19)	Charge-offs	Recoveries	Provision	Ending Allowance (12/31/20)	Beginning Allowance (12/31/18)	Charge-offs	Recoveries	Provision	Ending Allowance (12/31/19)
Real Estate:
Construction & land development	$423	$(265)	$—	$871	$1,029	$581	$—	$—	$(158)	$423
Farmland	50	—	—	412	462	41	—	—	9	50
1- 4 family	1,027	(154)	39	1,598	2,510	911	(552)	39	629	1,027
Multifamily	1,038	—	—	(60)	978	1,318	—	—	(280)	1,038
Non-farm non-residential	5,277	(550)	178	10,159	15,064	4,771	(2,603)	5	3,104	5,277
Total Real Estate	7,815	(969)	217	12,980	20,043	7,622	(3,155)	44	3,304	7,815
Non-Real Estate:
Agricultural	95	(110)	70	126	181	339	(40)	—	(204)	95
Commercial and industrial	1,909	(265)	128	1,030	2,802	1,909	(879)	267	612	1,909
Consumer and other	1,110	(1,083)	724	739	1,490	891	(1,190)	246	1,163	1,110
Unallocated	—	—	—	2	2	15	—	—	(15)	—
Total Non-Real Estate	3,114	(1,458)	922	1,897	4,475	3,154	(2,109)	513	1,556	3,114
Total	$10,929	$(2,427)	$1,139	$14,877	$24,518	$10,776	$(5,264)	$557	$4,860	$10,929

	As of December 31,
	2018
(in thousands)	Beginning Allowance (12/31/17)	Charge-offs	Recoveries	Provision	Ending Allowance (12/31/18)
Real Estate:
Construction & land development	$628	$—	$3	$(50)	$581
Farmland	5	—	—	36	41
1- 4 family	1,078	(99)	90	(158)	911
Multifamily	994	—	20	304	1,318
Non-farm non-residential	2,811	(404)	89	2,275	4,771
Total Real Estate	5,516	(503)	202	2,407	7,622
Non-Real Estate:
Agricultural	187	(300)	26	426	339
Commercial and industrial	2,377	(179)	1,642	(1,931)	1,909
Consumer and other	1,125	(907)	216	457	891
Unallocated	20	—	—	(5)	15
Total Non-Real Estate	3,709	(1,386)	1,884	(1,053)	3,154
Total	$9,225	$(1,889)	$2,086	$1,354	$10,776

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio. The result is an allocation of the loan loss reserve from one category to another.

A summary of the allowance and loans, including loans acquired with deteriorated credit quality, individually and collectively evaluated for impairment are as follows:

	As of December 31, 2020
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Individually Evaluated for Purchased Credit-Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Individually Evaluated for Purchased Credit-Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$—	$—	$1,029	$1,029	$—	$397	$150,444	$150,841
Farmland	—	—	462	462	543	—	26,337	26,880
1- 4 family	266	—	2,244	2,510	1,480	4,102	265,654	271,236
Multifamily	—	—	978	978	—	900	45,032	45,932
Non-farm non-residential	2,280	—	12,784	15,064	9,800	2,396	811,941	824,137
Total Real Estate	2,546	—	17,497	20,043	11,823	7,795	1,299,408	1,319,026
Non-Real Estate:
Agricultural	—	—	181	181	2,531	343	25,461	28,335
Commercial and industrial	97	—	2,705	2,802	1,544	1,017	350,467	353,028
Consumer and other	—	—	1,490	1,490	—	—	148,783	148,783
Unallocated	—	—	2	2	—	—	—	—
Total Non-Real Estate	97	—	4,378	4,475	4,075	1,360	524,711	530,146
Total	$2,643	$—	$21,875	$24,518	$15,898	$9,155	$1,824,119	$1,849,172
Unearned Income								(5,037)
Total Loans Net of Unearned Income								$1,844,135

	As of December 31, 2019
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Individually Evaluated for Purchased Credit-Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Individually Evaluated for Purchased Credit-Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$—	$—	$423	$423	$—	$526	$171,721	$172,247
Farmland	—	—	50	50	543	—	22,198	22,741
1- 4 family	34	—	993	1,027	1,058	6,402	282,175	289,635
Multifamily	—	—	1,038	1,038	—	—	23,973	23,973
Non-farm non-residential	1,879	—	3,398	5,277	12,120	2,294	602,122	616,536
Total Real Estate	1,913	—	5,902	7,815	13,721	9,222	1,102,189	1,125,132
Non-Real Estate:
Agricultural	—	—	95	95	4,030	—	22,680	26,710
Commercial and industrial	111	—	1,798	1,909	2,981	1,198	264,077	268,256
Consumer and other	—	—	1,110	1,110	—	—	108,868	108,868
Unallocated	—	—	—	—	—	—	—	—
Total Non-Real Estate	111	—	3,003	3,114	7,011	1,198	395,625	403,834
Total	$2,024	$—	$8,905	$10,929	$20,732	$10,420	$1,497,814	$1,528,966
Unearned Income								(3,476)
Total Loans Net of Unearned Income								$1,525,490

As of December 31, 2020, 2019 and 2018, First Guaranty had loans totaling $15.6 million, $14.4 million and $8.7 million, respectively, not accruing interest. As of December 31, 2020, 2019 and 2018, First Guaranty had loans past due 90 days or more and still accruing interest totaling $13.1 million, $2.6 million and $0.1 million, respectively. The average outstanding balance of nonaccrual loans in 2020 was $19.8 million compared to $12.0 million in 2019 and $8.9 million in 2018.

As of December 31, 2020, First Guaranty has no outstanding commitments to advance additional funds in connection with impaired loans.

The following is a summary of impaired loans, excluding loans acquired with deteriorated credit quality, by class at December 31, 2020:

	As of December 31, 2020
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$—	$—	$—	$—	$—	$—
Farmland	543	552	—	543	—	—
1- 4 family	511	534	—	527	—	—
Multifamily	—	—	—	—	—	—
Non-farm non-residential	1,227	1,227	—	1,218	80	72
Total Real Estate	2,281	2,313	—	2,288	80	72
Non-Real Estate:
Agricultural	2,531	2,661	—	2,594	—	—
Commercial and industrial	601	601	—	821	48	47
Consumer and other	—	—	—	—	—	—
Total Non-Real Estate	3,132	3,262	—	3,415	48	47
Total Impaired Loans with no related allowance	5,413	5,575	—	5,703	128	119

Impaired Loans with an allowance recorded:
Real estate:
Construction & land development	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
1- 4 family	969	969	266	969	5	5
Multifamily	—	—	—	—	—	—
Non-farm non-residential	8,573	8,619	2,280	7,550	60	80
Total Real Estate	9,542	9,588	2,546	8,519	65	85
Non-Real Estate:
Agricultural	—	—	—	—	—	—
Commercial and industrial	943	943	97	981	79	57
Consumer and other	—	—	—	—	—	—
Total Non-Real Estate	943	943	97	981	79	57
Total Impaired Loans with an allowance recorded	10,485	10,531	2,643	9,500	144	142

Total Impaired Loans	$15,898	$16,106	$2,643	$15,203	$272	$261

The following is a summary of impaired loans, excluding loans acquired with deteriorated credit quality, by class at December 31, 2019:

	As of December 31, 2019
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$—	$—	$—	$—	$—	$—
Farmland	543	552	—	550	—	—
1- 4 family	541	541	—	544	27	22
Multifamily	—	—	—	—	—	—
Non-farm non-residential	8,307	8,307	—	9,940	673	688
Total Real Estate	9,391	9,400	—	11,034	700	710
Non-Real Estate:
Agricultural	4,030	4,186	—	4,031	12	—
Commercial and industrial	1,962	1,962	—	1,788	81	67
Consumer and other			—
Total Non-Real Estate	5,992	6,148	—	5,819	93	67
Total Impaired Loans with no related allowance	15,383	15,548	—	16,853	793	777

Impaired Loans with an allowance recorded:
Real estate:
Construction & land development	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
1- 4 family	517	517	34	522	—	—
Multifamily	—	—	—	—	—	—
Non-farm non-residential	3,813	4,162	1,879	4,134	194	212
Total Real Estate	4,330	4,679	1,913	4,656	194	212
Non-Real Estate:
Agricultural	—	—	—	—	—	—
Commercial and industrial	1,019	1,019	111	1,039	81	77
Consumer and other	—	—	—	—	—	—
Total Non-Real Estate	1,019	1,019	111	1,039	81	77
Total Impaired Loans with an allowance recorded	5,349	5,698	2,024	5,695	275	289

Total Impaired Loans	$20,732	$21,246	$2,024	$22,548	$1,068	$1,066

Troubled Debt Restructurings

A Troubled Debt Restructuring ("TDR") is considered such if the lender for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. The modifications to First Guaranty's TDRs were concessions on either the interest rate charged or the amortization. The effect of the modifications to First Guaranty was a reduction in interest income. These loans have an allocated reserve in First Guaranty's allowance for loan losses. First Guaranty restructured one loan that is considered TDR in the years ended December 31, 2020 and 2019. At December 31, 2020, First Guaranty had one outstanding TDR.

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

The following table is an age analysis of TDRs as of December 31, 2020 and December 31, 2019:

	December 31, 2020				December 31, 2019
	Accruing Loans				Accruing Loans
(in thousands)	Current	30-89 Days Past Due	Nonaccrual	Total TDRs	Current	30-89 Days Past Due	Nonaccrual	Total TDRs
Real Estate:
Construction & land development	$—	$—	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—	—	—
1- 4 family	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Non-farm non-residential	—	—	3,591	3,591	—	—	—	—
Total Real Estate	—	—	3,591	3,591	—	—	—	—
Non-Real Estate:
Agricultural	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
Total Non-Real Estate	—	—	—	—	—	—	—	—
Total	$—	$—	$3,591	$3,591	$—	$—	$—	$—

The following table discloses TDR activity for the twelve months ended December 31, 2020.

Trouble Debt Restructured Loans Activity Twelve Months Ended December 31, 2020
(in thousands)	Beginning balance (December 31, 2019)	New TDRs	Charge-offs post-modification	Transferred to ORE	Paydowns	Construction to permanent financing	Restructured to market terms	Other adjustments	Ending balance (December 31, 2020)
Real Estate:
Construction & land development	$—	$—	$—	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—	—	—	—
1- 4 family	—	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—	—
Non-farm non-residential	—	3,613	—	—	(22)	—	—	—	3,591
Total Real Estate	—	3,613	—	—	(22)	—	—	—	3,591
Non-Real Estate:
Agricultural	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—	—
Total Non-Real Estate	—	—	—	—	—	—	—	—	—
Total Impaired Loans with no related allowance	$—	$3,613	$—	$—	$(22)	$—	$—	$—	$3,591

There were no commitments to lend additional funds to debtors whose terms have been modified in a troubled debt restructuring at December 31, 2020.

Note 8. Premises and Equipment

The components of premises and equipment at December 31, 2020 and 2019 are as follows:

(in thousands)	December 31, 2020	December 31, 2019
Land	$15,180	$15,180
Bank premises	40,906	40,536
Furniture and equipment	28,511	27,255
Construction in progress	13,562	9,534
Acquired value	98,159	92,505
Less: accumulated depreciation	38,267	36,041
Net book value	$59,892	$56,464

Depreciation expense amounted to $2.8 million, $2.3 million and $2.1 million for 2020, 2019 and 2018, respectively. Interest cost capitalized as a construction cost was $55,000, $91,000 and $54,000 for 2020, 2019 and 2018.

Note 9. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to impairment testing. Other intangible assets continue to be amortized over their useful lives. Goodwill represents the purchase price over the fair value of net assets acquired from the Homestead Bancorp in 2007, Premier Bancshares, Inc. in 2017 and Union Bancshares, Incorporated in 2019. No impairment charges have been recognized since acquisition. Goodwill totaled $12.9 million at December 31, 2020 and 2019, respectively.

The following table summarizes intangible assets subject to amortization.

	December 31, 2020			December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$16,266	$10,451	$5,815	$16,266	$9,739	$6,527
Loan servicing assets	1,826	1,054	772	1,558	919	639
Total	$18,092	$11,505	$6,587	$17,824	$10,658	$7,166

The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions. The weighted-average amortization period remaining for the core deposit intangibles is 10.0 years.

Amortization expense relating to purchase accounting intangibles totaled $0.7 million, $0.4 million, and $0.5 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Amortization expense of the core deposit intangible assets for the next five years is as follows:

For the Years Ended	Estimated Amortization Expense (in thousands)
December 31, 2021	$644
December 31, 2022	$576
December 31, 2023	$576
December 31, 2024	$576
December 31, 2025	$576

Note 10. Other Real Estate

Other real estate owned consists of the following at the dates indicated:

(in thousands)	December 31, 2020	December 31, 2019
Real Estate Owned Acquired by Foreclosure:
Residential	$131	$559
Construction & land development	311	669
Non-farm non-residential	2,203	3,651
Total Other Real Estate Owned and Foreclosed Property	2,645	4,879
Allowance for Other Real Estate Owned losses	(405)	—
Net Other Real Estate Owned and Foreclosed Property	$2,240	$4,879

Note 11. Deposits

A schedule of maturities of all time deposits are as follows:

(in thousands)	December 31, 2020
2021	$355,093
2022	125,678
2023	108,380
2024	113,745
2025 and thereafter	22,733
Total	$725,629

The table above includes $3.4 million in brokered deposits for December 31, 2020. The aggregate amount of jumbo time deposits, each with a minimum denomination of $250,000 totaled $248.8 million and $290.3 million at December 31, 2020 and 2019, respectively.

Note 12. Borrowings

Short-term borrowings are summarized as follows:

(in thousands)	December 31, 2020	December 31, 2019
Federal Home Loan Bank advances	$50,000	$13,079
Repurchase agreements	6,121	6,840
Line of credit	—	—
Total short-term borrowings	$56,121	$19,919

First Guaranty maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. First Guaranty had $56.1 million in short-term borrowings outstanding at December 31, 2020 compared to $19.9 million outstanding at December 31, 2019. First Guaranty has an available line of credit of $6.5 million, with no outstanding balance at December 31, 2020.

Available lines of credit totaled $297.2 million at December 31, 2020 and $278.8 million at December 31, 2019.

The following schedule provides certain information about First Guaranty's short-term borrowings for the periods indicated:

	December 31,
(in thousands except for %)	2020	2019	2018
Outstanding at year end	$56,121	$19,919	$—
Maximum month-end outstanding	$57,048	$19,919	$37,000
Average daily outstanding	$48,277	$3,320	$7,119
Weighted average rate during the year	0.95%	2.00%	2.21%
Weighted average rate at year end	0.89%	2.00%	—%

Long-term debt is summarized as follows:

Long-term Federal Home Loan Bank advance, fixed at 2.12%, totaled $3.4 million at December 31, 2020 and $3.5 million at December 31, 2019. This advance was acquired in the Union acquisition and has a contractual maturity date of September 1, 2037.

Senior long-term debt with a commercial bank, priced at floating Wall Street Journal Prime less 25 basis points (3.00%), totaled $14.0 million at December 31, 2020. First Guaranty pays $697,715 principal plus interest quarterly. This loan was renewed in December 2020 and has a contractual maturity date of December 22, 2025. This long-term debt is secured by a pledge of 85% (4,823,899 shares) of First Guaranty's interest in First Guaranty Bank (a wholly owned subsidiary). This senior long-term debt was priced at floating 3-month LIBOR plus 250 basis points (4.61%), totaled $16.9 million at December 31, 2019. This loan was originated in December 2015.

Senior long-term debt with a commercial bank, priced at floating Wall Street Journal Prime less 70 basis points (3.00%), totaled $28.4 million at December 31, 2020 and $31.7 million at December 31, 2019. First Guaranty pays $812,500 principal plus interest quarterly. This loan was renewed in November 2019 and has a contractual maturity date of November 7, 2024. This long-term debt is secured by a pledge of 85% (4,823,899 shares) of First Guaranty's interest in First Guaranty Bank (a wholly owned subsidiary).

Junior subordinated debt, priced at Wall Street Journal Prime plus 75 basis points (4.00%), totaled $14.8 million at December 31, 2020 and $14.7 million at December 31, 2019.  First Guaranty pays interest semi-annually for the Fixed Interest Rate Period and quarterly for the Floating Interest Rate Period. The Note is unsecured and ranks junior in right of payment to any senior indebtedness and obligations to general and secured creditors. The Note was originated in December 2015 and is scheduled to mature on December 21, 2025. Subject to limited exceptions, First Guaranty cannot repay the Note until after December 21, 2020. The Note qualifies for treatment as Tier 2 capital for regulatory capital purposes.

First Guaranty maintains a revolving line of credit for $6.5 million with an availability of $6.5 million at December 31, 2020. This line of credit is secured by a pledge of 13.2% (735,745 shares) of First Guaranty's interest in First Guaranty Bank (a wholly owned subsidiary) and is priced at 4.25%.

At December 31, 2020, letters of credit issued by the FHLB totaling $365.8 million were outstanding and carried as off-balance sheet items, all of which expire by 2024. At December 31, 2019, letters of credit issued by the FHLB totaling $355.2 million were outstanding and carried as off-balance sheet items, all of which expire by 2024. The letters of credit are solely used for pledging towards public fund deposits. The FHLB has a blanket lien on substantially all of the loans in First Guaranty's portfolio which is used to secure borrowing availability from the FHLB. First Guaranty has obtained a subordination agreement from the FHLB on First Guaranty's farmland, agricultural, and commercial and industrial loans. These loans are available to be pledged for additional reserve liquidity.

As of December 31, 2020 obligations on long-term advances from FHLB, senior long-term debt and junior subordinated debentures totaled $60.5 million. The scheduled payments are as follows:

(in thousands)	Long-term Advances from FHLB		Senior Long-term Debt	Junior Subordinated Debentures
2021	$—		$4,531	$—
2022	—		6,041	—
2023	—		6,041	—
2024	—		22,291	—
2025	—		3,504	15,000
2026 and thereafter	3,366		—	—
Subtotal	$3,366	$3,366	$42,408	$15,000
Debt issuance costs	—		(42)	(223)
Total	$3,366		$42,366	$14,777

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2020 and 2019, that the Bank met all capital adequacy requirements.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. First Guaranty Bank's capital conservation buffer was 4.22% at December 31, 2020.

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

As of December 31, 2020, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that Management believes have changed the Bank's category. First Guaranty Bank's actual capital amounts and ratios as of December 31, 2020 and 2019 are presented in the following table.

	Actual		Minimum Capital Requirements		Minimum to be Well Capitalized Under Action Provisions
(in thousands except for %)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total Risk-based Capital:	$233,391	12.22%	$152,805	8.00%	$191,006	10.00%
Tier 1 Capital:	$209,507	10.97%	$114,604	6.00%	$152,805	8.00%
Tier 1 Leverage Capital:	$209,507	8.58%	$97,683	4.00%	$122,104	5.00%
Common Equity Tier One Capital:	$209,507	10.97%	$85,953	4.50%	$124,154	6.50%

December 31, 2019
Total Risk-based Capital:	$213,962	12.61%	$135,697	8.00%	$169,621	10.00%
Tier 1 Capital:	$203,034	11.96%	$101,773	6.00%	$135,697	8.00%
Tier 1 Leverage Capital:	$203,034	10.44%	$77,771	4.00%	$97,214	5.00%
Common Equity Tier One Capital:	$203,034	11.96%	$76,329	4.50%	$110,254	6.50%

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

The Bank is restricted under applicable laws in the payment of dividends to an amount equal to current year earnings plus undistributed earnings for the immediately preceding year, unless prior permission is received from the Commissioner of Financial Institutions for the State of Louisiana. Dividends payable by the Bank in 2021 without permission will be limited to 2021 earnings plus the undistributed earnings of $5.7 million from 2020.

Accordingly, at January 1, 2021, $223.1 million of First Guaranty's equity in the net assets of the Bank was restricted. In addition, dividends paid by the Bank to First Guaranty would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

Note 15. Related Party Transactions

In the normal course of business, First Guaranty and its subsidiary, First Guaranty Bank, have loans, deposits and other transactions with its executive officers, directors, affiliates and certain business organizations and individuals with which such persons are associated. These transactions are completed with terms no less favorable than current market rates. An analysis of the activity of loans made to such borrowers during the year ended December 31, 2020 and 2019 follows:

	December 31,
(in thousands)	2020	2019
Balance, beginning of year	$61,820	$63,907
Net (Decrease) Increase	17,579	(2,087)
Balance, end of year	$79,399	$61,820

Unfunded commitments to First Guaranty and Bank directors and executive officers totaled $40.8 million and $21.6 million at December 31, 2020 and 2019, respectively. At December 31, 2020 First Guaranty and the Bank had deposits from directors and executives totaling $50.3 million. There were no participations in loans purchased from affiliated financial institutions included in First Guaranty's loan portfolio in 2020 or 2019.

During the years ended 2020, 2019 and 2018, First Guaranty paid approximately $0.5 million, $0.5 million and $0.3 million, respectively, for printing services and supplies and office furniture and equipment to Champion Industries, Inc., of which Mr. Marshall T. Reynolds, the Chairman of First Guaranty's Board of Directors, is President, Chief Executive Officer, Chairman of the Board of Directors and a major shareholder of Champion.

On December 21, 2015, First Guaranty issued a $15.0 million subordinated note (the "Note") to Edgar Ray Smith III, a director of First Guaranty. The Note is for a ten-year term (non-callable for first five years) and will bear interest at a fixed annual rate of 4.0% for the first five years of the term and then adjust to a floating rate based on the Prime Rate as reported by the Wall Street Journal plus 75 basis points for the period of time after the fifth year until redemption or maturity. First Guaranty paid interest of $0.6 million in 2020, 2019 and 2018 for this note.

During the years ended 2020, 2019 and 2018, First Guaranty paid approximately $27,000, $0.1 million and $0.2 million, respectively, for the purchase and maintenance of First Guaranty's automobiles to subsidiaries of Hood Automotive Group, of which William K. Hood, a director of First Guaranty, is President.

During the years ended 2020, 2019 and 2018, First Guaranty paid approximately $0.1 million, $69,000 and $0.7 million, respectively, for architectural services in relation to bank branches to Gasaway Gasaway Bankston Architects, of which bank subsidiary board member Andrew B. Gasaway is part owner.

During the years ended 2020, 2019 and 2018, First Guaranty paid approximately $0.5 million, $0.3 million and $0.2 million to Centurion Insurance, an insurance brokerage agency, to bind coverage at market terms for property casualty insurance and health insurance. First Guaranty owns a 40% interest in Centurion and accounts for this investment under the equity method.

Note 16. Employee Benefit Plans

First Guaranty has an employee savings plan to which employees, who meet certain service requirements, may defer 1% to 20% of their base salaries, 6% of which may be matched up to 100%, at its sole discretion. Contributions to the savings plan were $173,000, $149,000 and $292,000 in 2020, 2019 and 2018, respectively. First Guaranty has an Employee Stock Ownership Plan ("ESOP") which was frozen in 2010. No contributions were made to the ESOP for the years 2020, 2019 or 2018. As of December 31, 2020, the ESOP held 2,770 shares. First Guaranty is in the process of terminating the plan.

Note 17. Other Expenses

The following is a summary of the significant components of other noninterest expense:

	December 31,
(in thousands)	2020	2019	2018
Other noninterest expense:
Legal and professional fees	$2,919	$2,648	$2,362
Data processing	2,465	1,972	1,692
ATM Fees	1,332	1,217	1,214
Marketing and public relations	1,046	1,456	1,329
Taxes - sales, capital and franchise	1,251	1,094	1,066
Operating supplies	921	674	562
Software expense and amortization	2,354	1,308	1,119
Travel and lodging	726	908	978
Telephone	256	193	208
Amortization of core deposits	712	390	545
Donations	393	603	380
Net costs from other real estate and repossessions	1,653	422	186
Regulatory assessment	1,716	683	941
Other	2,980	2,536	2,204
Total other noninterest expense	$20,724	$16,104	$14,786

First Guaranty does not capitalize advertising costs. They are expensed as incurred and are included in other noninterest expense on the Consolidated Statements of Income. Advertising expense was $0.4 million, $0.8 million and $0.9 million for 2020, 2019 and 2018, respectively.

Note 18. Income Taxes
The Tax Cuts and Jobs Act ("TCJA") signed into law on December 22, 2017, makes broad and complex changes to the U.S. tax code that affected income tax expense in 2017. The TCJA reduced the U.S. federal corporate income tax rate from 35% to 21% beginning January 1, 2018 and also established new tax laws that affect 2018.

The following is a summary of the provision for income taxes included in the Consolidated Statements of Income:

	December 31,
(in thousands)	2020	2019	2018
Current	$8,964	$3,770	$3,929
Deferred	(3,745)	(114)	(467)
Total	$5,219	$3,656	$3,462

The difference between income taxes computed by applying the statutory federal income tax rate and the provision for income taxes in the financial statements is reconciled as follows:

	December 31,
(in thousands except for %)	2020	2019	2018
Statutory tax rate	21.0%	21.0%	21.0%
Federal income taxes at statutory rate	$5,363	$3,758	$3,712
Tax exempt municipal income	(124)	(140)	(166)
Other	(20)	38	(84)
Total	$5,219	$3,656	$3,462

Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities, and available tax credit carry forwards. Temporary differences between the financial statement and tax values of assets and liabilities give rise to deferred taxes. The significant components of deferred taxes classified in First Guaranty's Consolidated Balance Sheets at December 31, 2020 and 2019 are as follows:

	December 31,
(in thousands)	2020	2019
Deferred tax assets:
Allowance for loan losses	$4,748	$1,720
Other real estate owned	239	257
Unrealized losses on available for sale securities	—	—
Net operating loss	1,190	1,282
Other	581	508
Gross deferred tax assets	6,758	3,767

Deferred tax liabilities:
Depreciation and amortization	(1,952)	(2,010)
Core deposit intangibles	(1,214)	(1,359)
Unrealized gains on available for sale securities	(172)	(578)
Discount on purchased loans	(161)	(267)
Other	(625)	(670)
Gross deferred tax liabilities	(4,124)	(4,884)

Net deferred tax assets (liabilities)	$2,634	$(1,117)

First Guaranty determined that the net deferred tax asset at December 31, 2020 was more likely than not to be realized based on an assessment of all available positive and negative evidence, and therefore no valuation allowance was recorded.

Net operating loss carryforwards for income tax purposes were $5.7 million as of December 31, 2020 and $6.1 million in 2019. The carryforwards were acquired in 2017 in the Premier acquisition and expire from 2027 to 2034, and will be utilized subject to annual Internal Revenue Code Section 382 limitations.

ASC 740-10, Income Taxes, clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the consolidated financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. First Guaranty does not believe it has any unrecognized tax benefits included in its consolidated financial statements. First Guaranty has not had any settlements in the current period with taxing authorities, nor has it recognized tax benefits as a result of a lapse of the applicable statute of limitations. First Guaranty recognizes interest and penalties accrued related to unrecognized tax benefits, if applicable, in noninterest expense. During the years ended December 31, 2020, 2019 and 2018, First Guaranty did not recognize any interest or penalties in its consolidated financial statements, nor has it recorded an accrued liability for interest or penalty payments.

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

Set forth below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at December 31, 2020 and December 31, 2019.

Contract Amount	December 31, 2020	December 31, 2019
(in thousands)
Commitments to Extend Credit	$154,047	$117,826
Unfunded Commitments under lines of credit	$169,151	$148,127
Commercial and Standby letters of credit	$11,728	$11,258

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

There were no losses incurred on off-balance sheet commitments in 2020, 2019 or 2018.

First Guaranty currently has one new facility under construction with total construction commitment of $11.4 million of which $11.1 million has been incurred as of December 31, 2020.

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified Level 3 as of December 31, 2020 includes corporate debt and municipal securities.

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

Other real estate owned. Properties are recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values of other real estate owned ("OREO") at December 31, 2020 and 2019 are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement or amounts commonly used in real estate transactions. Inputs include appraisal values or recent sales activity for similar assets in the property's market; thus OREO measured at fair value would be classified within either Level 2 or Level 3 of the hierarchy.

Certain non-financial assets and non-financial liabilities are measured at fair value on a non-recurring basis including assets and liabilities related to reporting units measured at fair value in the testing of goodwill impairment, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2020 and 2019, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	December 31, 2020	December 31, 2019
Available for Sale Securities Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$3,000	$—
Level 2: Significant Other Observable Inputs	209,359	330,539
Level 3: Significant Unobservable Inputs	26,189	9,398
Securities available for sale measured at fair value	$238,548	$339,937

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

The change in Level 1 securities available for sale from December 31, 2019 was due principally to a net increase in Treasury bills of $3.0 million. The change in Level 2 securities available for sale from December 31, 2019 was due principally to the transfer of mortgage-backed and municipal securities from the held for sale to available for sale portfolio and the transfer of securities between Level 2 and 3. $6.8 million in corporate securities and $1.4 million in municipal securities were transferred from Level 3 to Level 2 from December 31, 2019 to December 31, 2020. There were no transfers between Level 1 and 2 securities available for sale from December 31, 2019 to December 31, 2020.

The following table reconciles assets measured at fair value on a recurring basis using unobservable inputs ( Level 3):

	Level 3 Changes
(in thousands)	December 31, 2020	December 31, 2019
Balance, beginning of year	$9,398	$4,761
Total gains or losses (realized/unrealized):
Included in earnings	—	—
Included in other comprehensive income	256	146
Purchases, sales, issuances and settlements, net	5,361	4,491
Transfers in and/or out of Level 3	11,174	—
Balance as of end of year	$26,189	$9,398

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of December 31, 2020.

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of December 31, 2020 and December 31, 2019, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At December 31, 2020	At December 31, 2019
Fair Value Measurements Using: Impaired Loans
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	—	—
Level 3: Significant Unobservable Inputs	7,842	4,046
Impaired loans measured at fair value	$7,842	$4,046

Fair Value Measurements Using: Other Real Estate Owned
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	363	4,158
Level 3: Significant Unobservable Inputs	1,877	721
Other real estate owned measured at fair value	$2,240	$4,879

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

Cash Surrender of BOLI.

The cash surrender value of BOLI approximates fair value.

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

Other Unrecognized Financial Instruments.

The fair value of commitments to extend credit is estimated using the fees charged to enter into similar legally binding agreements, taking into account the remaining terms of the agreements and customers' credit ratings. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. Noninterest-bearing deposits are held at cost. The fair values of letters of credit are based on fees charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2020 and 2019 the fair value of guarantees under commercial and standby letters of credit was not material.

The carrying amounts and estimated fair values of financial instruments at December 31, 2020 were as follows:

		Fair Value Measurements at December 31, 2020 Using
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets
Cash and due from banks	$298,903	$298,903	$—	$—	$298,903
Federal funds sold	702	702	—	—	702
Securities, available for sale	238,548	3,000	209,359	26,189	238,548
Loans held for sale	—	—	—	—	—
Loans, net	1,819,617	—	—	1,846,738	1,846,738
Cash surrender value of BOLI	5,427	—	—	5,427	5,427
Accrued interest receivable	11,933	—	—	11,933	11,933

Liabilities
Deposits	$2,166,318	$—	$—	$2,179,004	2,179,004
Short-term advances from Federal Home Loan Bank	50,000	—	—	50,000	50,000
Repurchase agreements	6,121	—	—	6,154	6,154
Accrued interest payable	5,292	—	—	5,292	5,292
Long-term advances from Federal Home Loan Bank	3,366	—	—	3,366	3,366
Senior long-term debt	42,366	—	—	42,408	42,408
Junior subordinated debentures	14,777	—	—	14,452	14,452

The carrying amounts and estimated fair values of financial instruments at December 31, 2019 were as follows:

		Fair Value Measurements at December 31, 2019 Using
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets
Cash and due from banks	$66,511	$66,511	$—	$—	$66,511
Federal funds sold	914	914	—	—	914
Securities, available for sale	339,937	—	330,539	9,398	339,937
Securities, held for maturity	86,579	—	86,817	—	86,817
Loans, net	1,514,561	—	—	1,515,277	1,515,277
Cash surrender value of BOLI	5,288	—	—	5,288	5,288
Accrued interest receivable	8,412	—	—	8,412	8,412

Liabilities
Deposits	$1,853,013	$—	$—	$1,863,179	1,863,179
Short-term advances from Federal Home Loan Bank	13,079	—	—	13,079	13,079
Repurchase agreements	6,840	—	—	6,840	6,840
Accrued interest payable	6,047	—	—	6,047	6,047
Long-term advances from Federal Home Loan Bank	3,533	—	—	3,533	3,533
Senior long-term debt	48,558	—	—	48,599	48,599
Junior subordinated debentures	14,737	—	—	14,762	14,762

There is no material difference between the contract amount and the estimated fair value of off-balance sheet items that are primarily comprised of short-term unfunded loan commitments that are generally at market prices.

Note 22. Concentrations of Credit and Other Risks

First Guaranty monitors loan portfolio concentrations by region, collateral type, loan type, and industry on a monthly basis and has established maximum thresholds as a percentage of its capital to ensure that the desired mix and diversification of its loan portfolio is achieved. First Guaranty is compliant with the established thresholds as of December 31, 2020. Personal, commercial and residential loans are granted to customers, most of who reside in northern and southern areas of Louisiana. Although First Guaranty has a diversified loan portfolio, significant portions of the loans are collateralized by real estate located in Tangipahoa Parish and surrounding parishes in Southeast Louisiana. Declines in the Louisiana economy could result in lower real estate values which could, under certain circumstances, result in losses to First Guaranty.

The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers.

Approximately 33.0% of First Guaranty's deposits are derived from local governmental agencies at December 31, 2020. These governmental depositing authorities are generally long-term customers. A number of the depositing authorities are under contractual obligation to maintain their operating funds exclusively with First Guaranty. In most cases, First Guaranty is required to pledge securities or letters of credit issued by the Federal Home Loan Bank to the depositing authorities to collateralize their deposits. Under certain circumstances, the withdrawal of all of, or a significant portion of, the deposits of one or more of the depositing authorities may result in a temporary reduction in liquidity, depending primarily on the maturities and/or classifications of the securities pledged against such deposits and the ability to replace such deposits with either new deposits or other borrowings. Public fund deposits totaled $715.3 million at December 31, 2020.

Note 23. Litigation

First Guaranty is subject to various legal proceedings in the normal course of its business. First Guaranty assesses its liabilities and contingencies in connection with outstanding legal proceedings. Where it is probable that First Guaranty will incur a loss and the amount of the loss can be reasonably estimated, First Guaranty records a liability in its consolidated financial statements.  First Guaranty does not record a loss if the loss is not probable or the amount of the loss is not estimable.  First Guaranty is a defendant in a lawsuit alleging overpayment of interest on a loan with a possible loss range of $0.0 million to $0.5 million. Judgment has been rendered against First Guaranty for the full amount, but First Guaranty is exercising its appeal rights. First Guaranty had an accrued liability of $0.1 million at December 31, 2020 related to this lawsuit. First Guaranty is also a defendant in a lawsuit alleging fault for a loss of funds by a customer with a possible loss range of $0.0 million to $1.5 million. No accrued liability has been recorded related to this lawsuit.

Note 24. Condensed Parent Company Information

The following condensed financial information reflects the accounts and transactions of First Guaranty Bancshares, Inc. for the dates indicated:

First Guaranty Bancshares, Inc.
Condensed Balance Sheets

	December 31,
(in thousands)	2020	2019
Assets
Cash	$1,796	$633
Investment in bank subsidiary	228,869	224,677
Other assets	5,665	4,427
Total Assets	$236,330	$229,737

Liabilities and Shareholders' Equity
Senior long-term debt	42,366	48,558
Junior subordinated debentures	14,777	14,738
Other liabilities	596	406
Total Liabilities	57,739	63,702
Shareholders' Equity	178,591	166,035
Total Liabilities and Shareholders' Equity	$236,330	$229,737

First Guaranty Bancshares, Inc.
Condensed Statements of Income

	December 31,
(in thousands)	2020	2019	2018
Operating Income
Dividends received from bank subsidiary	$17,100	$13,982	$11,788
Net gains on sale of equity securities	—	196	—
Other income	332	424	289
Total operating income	17,432	14,602	12,077

Operating Expenses
Interest expense	2,197	1,795	1,675
Salaries & Benefits	132	208	133
Other expenses	1,225	953	916
Total operating expenses	3,554	2,956	2,724

Income before income tax benefit and increase in equity in undistributed earnings of subsidiary	13,878	11,646	9,353
Income tax benefit	720	494	540
Income before increase in equity in undistributed earnings of subsidiary	14,598	12,140	9,893
Increase in equity in undistributed earnings of subsidiary	5,720	2,101	4,320
Net Income	$20,318	$14,241	$14,213

First Guaranty Bancshares, Inc.
Condensed Statements of Cash Flows

	December 31,
(in thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$20,318	$14,241	$14,213
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in equity in undistributed earnings of subsidiary	(5,720)	(2,101)	(4,320)
Depreciation and amortization	92	80	43
Gain on sale of securities	—	(196)	—
Net change in other liabilities	189	(444)	136
Net change in other assets	(1,301)	(601)	1,360
Net cash provided by operating activities	13,578	10,979	11,432

Cash flows from investing activities:
Proceeds from sales of equity securities	10	1,196	—
Purchases of premises and equipment	—	(136)	—
Cash paid in acquisition	—	(43,383)	—
Net cash used in investing activities	10	(42,323)	—

Cash flows from financing activities:
Proceeds from long-term debt, net of costs	—	32,465	—
Repayment of long-term debt	(6,191)	(3,754)	(2,941)
Common stock issued in private placement	—	1,000	—
Dividends paid	(6,234)	(5,803)	(5,636)
Net cash (used in) provided by financing activities	(12,425)	23,908	(8,577)

Net increase (decrease) in cash and cash equivalents	1,163	(7,436)	2,855
Cash and cash equivalents at the beginning of the period	633	8,069	5,214
Cash and cash equivalents at the end of the period	$1,796	$633	$8,069

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures for the year ended December 31, 2020.

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

For further information, see "Management's annual report on internal control over financial reporting" below. There was no change in First Guaranty's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, First Guaranty's internal control over financial reporting.

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

Based on our evaluation under the framework in Internal Control – Integrated Framework, Management concluded that internal control over financial reporting was effective as of December 31, 2020.

First Guaranty's independent registered public accounting firm has also issued an attestation report, which expresses an unqualified opinion on the effectiveness of First Guaranty's internal control over financial reporting as of December 31, 2020.

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

Part IV
Item 15 - Exhibits and Financial Statement Schedules

(a) 1	Consolidated Financial Statements

	Item	Page
	First Guaranty Bancshares, Inc. and Subsidiary
	Report of Independent Registered Public Accounting Firm	80
	Consolidated Balance Sheets - December 31, 2020 and 2019	82
	Consolidated Statements of Income – Years Ended December 31, 2020, 2019 and 2018	83
	Consolidated Statements of Comprehensive Income – Years Ended December 31, 2020, 2019 and 2018	84
	Consolidated Statements of Changes in Shareholders' Equity – Years Ended December 31, 2020, 2019 and 2018	85
	Consolidated Statements of Cash Flows - Years Ended December 31, 2020, 2019 and 2018	86
	Notes to Consolidated Financial Statements	87

2	Consolidated Financial Statement Schedules
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

Exhibit Number	Exhibit
3.1	Restated Articles of Incorporation of First Guaranty Bancshares, Inc.(1)
3.2	Articles of Amendment to the Restated Articles of Incorporation of First Guaranty Bancshares, Inc.(2)
3.3	Bylaws of First Guaranty Bancshares, Inc.(3)
3.4	Amendment to Bylaws of First Guaranty Bancshares, Inc.(4)
4.1	Form of Common Stock Certificate of First Guaranty Bancshares, Inc.(5)
4.2	Subordinated Note, dated as of December 21, 2015, by and between First Guaranty Bancshares, Inc. and Edgar Ray Smith, III. (6)
4.3	Description of Common Stock (15)
10.1	Subordinated Note Purchase Agreement, dated as of December 21, 2015, by and between First Guaranty Bancshares, Inc. and Edgar Ray Smith, III. (7)
10.2	Loan Agreement, dated as of December 22, 2015, by and between First Guaranty Bancshares, Inc. and First Tennessee Bank National Association. (8)
10.3	Pledge and Security Agreement, dated as of December 22, 2015, by and between First Guaranty Bancshares, Inc. and First Tennessee Bank National Association. (9)
10.4	Term Note, dated as of December 22, 2015, by and between First Guaranty Bancshares, Inc. and First Tennessee Bank National Association. (10)
10.5	Loan Agreement, dated November 7, 2019, by and between First Guaranty Bancshares, Inc. and First Horizon Bank (12)
10.6	Pledge and Security Agreement, dated as of November 7, 2019, by and between First Guaranty Bancshares, Inc. and First Horizon Bank (13)
10.7	Term Note, dated as of November 7, 2019, by and between First Guaranty Bancshares, Inc. and First Horizon Bank (14)
14.3	First Guaranty Bancshares, Inc. and Subsidiary Code of Conduct and Ethics for Employees, Officers and Directors.
14.4	First Guaranty Bancshares, Inc. Code of Ethics for Senior Financial Officers.
21	Subsidiaries of the First Guaranty Bancshares, Inc.(11)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13(a)-15(e) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13(a)-15(e) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.PRE	XBRL Taxonomy Extension Label Linkbase.
101.LAB	XBRL Taxonomy Extension Presentation Linkbaset
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
(12)Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on November 20, 2017.
(13)Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on November 12, 2019.
(14)Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on November 12, 2019.
(15)Incorporated by reference to Exhibit 4.3 of the Annual Report on Form 10-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on March 16, 2020.

Item 16 - Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, First Guaranty has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST GUARANTY BANCSHARES, INC.

Dated: March 16, 2021

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of First Guaranty and in the capacities and on the dates indicated.

/s/ Alton B. Lewis	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2021
Alton B. Lewis

/s/ Eric J. Dosch	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 16, 2021
Eric J. Dosch

/s/ Marshall T. Reynolds	Chairman of the Board	March 16, 2021
Marshall T. Reynolds

/s/ William K. Hood	Director	March 16, 2021
William K. Hood

/s/ Jack Rossi	Director	March 16, 2021
Jack Rossi

/s/ Edgar R. Smith, III	Director	March 16, 2021
Edgar R. Smith, III