Form 10-Q
period 2021-03-31
First Guaranty Bancshares, Inc.
filed 2021-05-10
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number: 001-37621

FIRST GUARANTY BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Louisiana		26-0513559
(State or other jurisdiction incorporation or organization)		(I.R.S. Employer Identification Number)

400 East Thomas Street
Hammond,	Louisiana	70401
(Address of principal executive offices)		(Zip Code)

(985)		345-7685
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value	FGBI	The Nasdaq Stock Market LLC
Depository Shares (each representing a 1/40th interest in a share of 6.75% Series A Fixed-Rate Non-Cumulative perpetual preferred stock)	FGBIP	The Nasdaq Stock Market LLC

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
Yes ☐ No ☒

As of May 7, 2021 the registrant had 9,741,253 shares of $1 par value common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.     Consolidated Financial Statements
FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents:
Cash and due from banks	$290,865	$298,903
Federal funds sold	185	702
Cash and cash equivalents	291,050	299,605

Investment securities:
Available for sale, at fair value	67,692	238,548
Held to maturity, at cost (estimated fair value of $148,160 and $0 respectively)	152,926	—
Investment securities	220,618	238,548

Federal Home Loan Bank stock, at cost	1,197	3,351
Loans held for sale	—	—

Loans, net of unearned income	1,966,432	1,844,135
Less: allowance for loan losses	24,792	24,518
Net loans	1,941,640	1,819,617

Premises and equipment, net	60,064	59,892
Goodwill	12,900	12,900
Intangible assets, net	6,336	6,587
Other real estate, net	1,974	2,240
Accrued interest receivable	13,393	11,933
Other assets	17,520	18,405
Total Assets	$2,566,692	$2,473,078

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$466,672	$411,416
Interest-bearing demand	931,069	860,394
Savings	184,669	168,879
Time	732,260	725,629
Total deposits	2,314,670	2,166,318

Short-term advances from Federal Home Loan Bank	—	50,000
Repurchase agreements	6,205	6,121
Accrued interest payable	4,471	5,292
Long-term advances from Federal Home Loan Bank	3,327	3,366
Senior long-term debt	40,844	42,366
Junior subordinated debentures	14,787	14,777
Other liabilities	6,093	6,247
Total Liabilities	2,390,397	2,294,487

Shareholders' Equity
Common stock:
$1 par value - authorized 100,600,000 shares; issued 9,741,253 shares	9,741	9,741
Surplus	110,836	110,836
Retained earnings	60,831	57,367
Accumulated other comprehensive income (loss)	(5,113)	647
Total Shareholders' Equity	176,295	178,591
Total Liabilities and Shareholders' Equity	$2,566,692	$2,473,078
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2021	2020
Interest Income:
Loans (including fees)	$23,750	$22,460
Deposits with other banks	66	235
Securities (including FHLB stock)	1,525	2,743
Federal funds sold	—	—
Total Interest Income	25,341	25,438

Interest Expense:
Demand deposits	1,595	2,110
Savings deposits	52	116
Time deposits	3,520	4,560
Borrowings	572	728
Total Interest Expense	5,739	7,514

Net Interest Income	19,602	17,924
Less: Provision for loan losses	608	1,245
Net Interest Income after Provision for Loan Losses	18,994	16,679

Noninterest Income:
Service charges, commissions and fees	721	729
ATM and debit card fees	843	609
Net gains on securities	95	500
Net gains on sale of loans	34	16
Other	633	571
Total Noninterest Income	2,326	2,425

Noninterest Expense:
Salaries and employee benefits	7,535	7,399
Occupancy and equipment expense	2,321	1,829
Other	5,132	5,067
Total Noninterest Expense	14,988	14,295

Income Before Income Taxes	6,332	4,809
Less: Provision for income taxes	1,309	984
Net Income	$5,023	$3,825

Per Common Share:
Earnings	$0.52	$0.39
Cash dividends paid	$0.16	$0.16

Weighted Average Common Shares Outstanding	9,741,253	9,741,253
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Net Income	$5,023	$3,825
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(7,196)	1,419
Reclassification adjustments for (gains) losses included in net income	(95)	(500)
Change in unrealized gains (losses) on securities	(7,291)	919
Tax impact	1,531	(193)
Other comprehensive income (loss)	(5,760)	726
Comprehensive Income (Loss)	$(737)	$4,551
 See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

	Common Stock $1 Par	Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
(in thousands, except per share data)
Balance December 31, 2019	$9,741	$110,836	$43,283	$2,175	$166,035
Net income	—	—	3,825	—	3,825
Other comprehensive income	—	—	—	726	726
Cash dividends on common stock ($0.16 per share)	—	—	(1,559)	—	(1,559)
Balance March 31, 2020 (unaudited)	$9,741	$110,836	$45,549	$2,901	$169,027

Balance December 31, 2020	$9,741	$110,836	$57,367	$647	$178,591
Net income	—	—	5,023	—	5,023
Other comprehensive income	—	—	—	(5,760)	(5,760)
Cash dividends on common stock ($0.16 per share)	—	—	(1,559)	—	(1,559)
Balance March 31, 2021 (unaudited)	$9,741	$110,836	$60,831	$(5,113)	$176,295
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash Flows From Operating Activities
Net income	$5,023	$3,825
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	608	1,245
Depreciation and amortization	1,173	895
Amortization/Accretion of investments	17	582
(Gain) loss on sale/call of securities	(95)	(500)
(Gain) loss on sale of assets	(42)	(15)
Repossessed asset write downs, gains and losses on dispositions	54	14
FHLB stock dividends	(6)	(16)
Net (increase) decrease in loans held for sale	—	(476)
Change in other assets and liabilities, net	(2,786)	(1,325)
Net Cash Provided By Operating Activities	3,946	4,229

Cash Flows From Investing Activities
Proceeds from maturities, calls and sales of HTM securities	—	34,022
Proceeds from maturities, calls and sales of AFS securities	210,092	100,327
Funds Invested in AFS securities	(199,375)	(144,904)
Proceeds from redemption of preferred securities	1,500	—
Proceeds from sale/redemption of Federal Home Loan Bank stock	2,160	—
Net increase in loans	(121,416)	(19,314)
Purchase of premises and equipment	(1,008)	(2,272)
Proceeds from sales of premises and equipment	8	1
Proceeds from sales of other real estate owned	212	798
Net Cash Used In Investing Activities	(107,827)	(31,342)

Cash Flows From Financing Activities
Net increase in deposits	148,352	95,596
Net (decrease) increase in federal funds purchased and short-term borrowings	(49,916)	36,684
Repayment of long-term borrowings	(1,551)	(1,578)
Dividends paid	(1,559)	(1,559)
Net Cash Provided By Financing Activities	95,326	129,143

Net (Decrease) Increase In Cash and Cash Equivalents	(8,555)	102,030
Cash and Cash Equivalents at the Beginning of the Period	299,605	67,425
Cash and Cash Equivalents at the End of the Period	$291,050	$169,455

Noncash Activities:
Acquisition of real estate in settlement of loans	$—	$319
Transfer of securities from HTM to AFS	$—	$52,553
Transfer of securities from AFS to HTM	$160,014	$—

Cash Paid During The Period:
Interest on deposits and borrowed funds	$6,560	$7,621
Federal income taxes	$2,000	$—
State income taxes	$—	$—

See Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements and the footnotes of First Guaranty Bancshares, Inc. ("First Guaranty") thereto should be read in conjunction with the audited consolidated financial statements and note disclosures for First Guaranty previously filed with the Securities and Exchange Commission in First Guaranty's Annual Report on Form 10-K for the year ended December 31, 2020.

The consolidated financial statements include the accounts of First Guaranty Bancshares, Inc. and its wholly owned subsidiary First Guaranty Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations at March 31, 2021 and for the three month periods ended March 31, 2021 and 2020 are not necessarily indicative of the results expected for the full year or any other interim period. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and the valuation of investment securities.

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

Note 3. Securities

A summary comparison of securities by type at March 31, 2021 and December 31, 2020 is shown below.

	March 31, 2021				December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasuries	$3,500	$—	$—	$3,500	$3,000	$—	$—	$3,000
U.S. Government Agencies	9,973	—	(444)	9,529	169,986	77	(405)	169,658
Corporate debt securities	32,776	624	(187)	33,213	36,153	604	(268)	36,489
Municipal bonds	19,802	637	—	20,439	27,381	781	—	28,162
Mortgage-backed securities	991	20	—	1,011	1,208	31	—	1,239
Total available for sale securities	$67,042	$1,281	$(631)	$67,692	$237,728	$1,493	$(673)	$238,548

Held to maturity:
U.S. Government Agencies	$152,926	$—	$(4,766)	$148,160	$—	$—	$—	$—
Total held to maturity securities	$152,926	$—	$(4,766)	$148,160	$—	$—	$—	$—

First Guaranty designated $152.9 million in U.S. Government agency securities for held to maturity status in the first quarter of 2021. This was done following the review of guidance for held to maturity portfolios in light of the COVID-19 pandemic. First Guaranty had terminated its held to maturity portfolio in the first quarter of 2020 due to the economic conditions associated with COVID-19. ASC 320-10-25 provides an exemption for events that are isolated, nonrecurring, and unusual for the reporting entity. The termination of the held to maturity portfolio in the first quarter of 2020 did not taint the portfolio under this guidance. The securities designated as held to maturity are agency securities that are part of First Guaranty’s investment strategy and public funds collateralization program.

The scheduled maturities of securities at March 31, 2021, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to calls or prepayments. Mortgage-backed securities are not due at a single maturity because of amortization and potential prepayment of the underlying mortgages. For this reason they are presented separately in the maturity table below:

	At March 31, 2021
(in thousands)	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$5,217	$5,227
Due after one year through five years	4,514	4,552
Due after five years through 10 years	44,127	44,445
Over 10 years	12,193	12,457
Subtotal	66,051	66,681
Mortgage-backed securities	991	1,011
Total available for sale securities	$67,042	$67,692

Held to maturity:
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through 10 years	19,343	18,777
Over 10 years	133,583	129,383
Total held to maturity securities	$152,926	$148,160

At March 31, 2021, $171.4 million of First Guaranty's securities were pledged to secure public funds deposits and borrowings. The pledged securities had a market value of $167.3 million as of March 31, 2021.

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at March 31, 2021.

				At March 31, 2021
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	1	$3,500	$—	—	$—	$—	1	$3,500	$—
U.S. Government Agencies	3	9,529	(444)	—	—	—	3	9,529	(444)
Corporate debt securities	9	5,612	(68)	4	1,440	(119)	13	7,052	(187)
Municipal bonds	1	67	—	—	—	—	1	67	—
Mortgage-backed securities	—	—	—	6	10	—	6	10	—
Total available for sale securities	14	$18,708	$(512)	10	$1,450	$(119)	24	$20,158	$(631)

Held to maturity:
U.S. Government Agencies	16	$148,160	$(4,766)	—	$—	$—	16	$148,160	$(4,766)
Total held to maturity securities	16	$148,160	$(4,766)	—	$—	$—	16	$148,160	$(4,766)

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at December 31, 2020.

				At December 31, 2020
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

As of March 31, 2021, 40 of First Guaranty's debt securities had unrealized losses totaling 3.1% of the individual securities' amortized cost basis and 2.5% of First Guaranty's total amortized cost basis of the investment securities portfolio. 10 of the 40 securities had been in a continuous loss position for over 12 months at such date. The 10 securities had an aggregate amortized cost basis of $1.6 million and an unrealized loss of $0.1 million at March 31, 2021. Management has the intent and ability to hold these debt securities until maturity or until anticipated recovery.

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

Corporate debt securities in a loss position consist primarily of corporate bonds issued by businesses in the financial, insurance, utility, manufacturing, industrial, consumer products and oil and gas industries. There were no securities with an other-than-temporary impairment loss at March 31, 2021. First Guaranty believes that the remaining issuers will be able to fulfill the obligations of these securities based on evaluations described above. First Guaranty has the ability and intent to hold these securities until they recover, which could be at their maturity dates.

There were no other-than-temporary impairment losses recognized on securities during the three months ended March 31, 2021 and 2020.

The following table presents a roll-forward of the amount of credit losses on debt securities held by First Guaranty for which a portion of OTTI was recognized in other comprehensive income for the three months ended March 31, 2021 and 2020:

(in thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Beginning balance of credit losses at end of prior year	$100	$—
Other-than-temporary impairment credit losses on securities not previously OTTI	—	—
Increases for additional credit losses on securities previously determined to be OTTI	—	—
Reduction for increases in cash flows	—	—
Reduction due to credit impaired securities sold or fully settled	(100)	—
Ending balance of cumulative credit losses recognized in earnings at end of period	$—	$—

In the first three months of 2021 there were no other-than-temporary impairment credit losses on securities for which we had previously recognized OTTI. For securities that have indications of credit related impairment, management analyzes future expected cash flows to determine if any credit related impairment is evident. Estimated cash flows are determined using management's best estimate of future cash flows based on specific assumptions. The assumptions used to determine the cash flows were based on estimates of loss severity and credit default probabilities. Management reviews reports from credit rating agencies and public filings of issuers.

At March 31, 2021, First Guaranty's exposure to bond issuers that exceeded 10% of shareholders' equity is below:

	At March 31, 2021
(in thousands)	Amortized Cost	Fair Value
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	105,221	101,835
Federal Farm Credit Bank (FFCB)	52,102	50,509
Total	$157,323	$152,344

Note 4. Loans

The following table summarizes the components of First Guaranty's loan portfolio as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$141,858	7.2%	$150,841	8.2%
Farmland	26,410	1.3%	26,880	1.4%
1- 4 Family	273,071	13.9%	271,236	14.7%
Multifamily	110,955	5.6%	45,932	2.5%
Non-farm non-residential	814,003	41.3%	824,137	44.6%
Total Real Estate	1,366,297	69.3%	1,319,026	71.4%
Non-Real Estate:
Agricultural	26,468	1.3%	28,335	1.5%
Commercial and industrial	330,332	16.8%	353,028	19.1%
Consumer and other	248,814	12.6%	148,783	8.0%
Total Non-Real Estate	605,614	30.7%	530,146	28.6%
Total Loans Before Unearned Income	1,971,911	100.0%	1,849,172	100.0%
Unearned income	(5,479)		(5,037)
Total Loans Net of Unearned Income	$1,966,432		$1,844,135

The following table summarizes fixed and floating rate loans by contractual maturity, excluding nonaccrual loans, as of March 31, 2021 and December 31, 2020 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	March 31, 2021			December 31, 2020
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$211,955	$72,136	$284,091	$186,252	$79,680	$265,932
More than one to five years	828,648	373,085	1,201,733	740,358	368,259	1,108,617
More than five to 15 years	147,253	93,057	240,310	128,860	91,032	219,892
Over 15 years	151,961	77,707	229,668	146,830	92,325	239,155
Subtotal	$1,339,817	$615,985	1,955,802	$1,202,300	$631,296	1,833,596
Nonaccrual loans			16,109			15,576
Total Loans Before Unearned Income			1,971,911			1,849,172
Unearned income			(5,479)			(5,037)
Total Loans Net of Unearned Income			$1,966,432			$1,844,135

As of March 31, 2021, $292.8 million of floating rate loans were at their interest rate floor. At December 31, 2020, $305.0 million of floating rate loans were at their interest rate floor. Nonaccrual loans have been excluded from these totals.

The following tables present the age analysis of past due loans at March 31, 2021 and December 31, 2020:

	As of March 31, 2021
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$4,225	$1,501	$5,726	$136,132	$141,858	$880
Farmland	—	840	840	25,570	26,410	—
1- 4 family	7,413	7,152	14,565	258,506	273,071	4,908
Multifamily	4,601	—	4,601	106,354	110,955	—
Non-farm non-residential	9,168	10,086	19,254	794,749	814,003	2,240
Total Real Estate	25,407	19,579	44,986	1,321,311	1,366,297	8,028
Non-Real Estate:
Agricultural	542	3,694	4,236	22,232	26,468	186
Commercial and industrial	850	1,444	2,294	328,038	330,332	781
Consumer and other	1,017	519	1,536	247,278	248,814	132
Total Non-Real Estate	2,409	5,657	8,066	597,548	605,614	1,099
Total Loans Before Unearned Income	$27,816	$25,236	$53,052	$1,918,859	$1,971,911	$9,127
Unearned income					(5,479)
Total Loans Net of Unearned Income					$1,966,432

	As of December 31, 2020
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$8,088	$1,621	$9,709	$141,132	$150,841	$1,000
Farmland	227	857	1,084	25,796	26,880	—
1- 4 family	6,050	7,207	13,257	257,979	271,236	4,980
Multifamily	190	366	556	45,376	45,932	366
Non-farm non-residential	15,792	12,148	27,940	796,197	824,137	4,699
Total Real Estate	30,347	22,199	52,546	1,266,480	1,319,026	11,045
Non-Real Estate:
Agricultural	143	3,539	3,682	24,653	28,335	67
Commercial and industrial	663	2,557	3,220	349,808	353,028	1,856
Consumer and other	1,176	372	1,548	147,235	148,783	123
Total Non-Real Estate	1,982	6,468	8,450	521,696	530,146	2,046
Total Loans Before Unearned Income	$32,329	$28,667	$60,996	$1,788,176	$1,849,172	$13,091
Unearned income					(5,037)
Total Loans Net of Unearned Income					$1,844,135

The tables above include $16.1 million and $15.6 million of nonaccrual loans at March 31, 2021 and December 31, 2020, respectively. See the tables below for more detail on nonaccrual loans.

The following is a summary of nonaccrual loans by class at the dates indicated:

(in thousands)	As of March 31, 2021	As of December 31, 2020
Real Estate:
Construction & land development	$621	$621
Farmland	840	857
1- 4 family	2,244	2,227
Multifamily	—	—
Non-farm non-residential	7,846	7,449
Total Real Estate	11,551	11,154
Non-Real Estate:
Agricultural	3,508	3,472
Commercial and industrial	663	701
Consumer and other	387	249
Total Non-Real Estate	4,558	4,422
Total Nonaccrual Loans	$16,109	$15,576

The following table identifies the credit exposure of the loan portfolio, including loans acquired with deteriorated credit quality, by specific credit ratings as of the dates indicated:

	As of March 31, 2021					As of December 31, 2020
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Construction & land development	$128,443	$12,433	$982	$—	$141,858	$139,032	$10,785	$1,024	$—	$150,841
Farmland	22,355	60	3,995	—	26,410	22,822	46	4,012	—	26,880
1- 4 family	251,326	9,524	12,221	—	273,071	251,315	7,252	12,669	—	271,236
Multifamily	101,169	1,829	7,957	—	110,955	36,146	1,841	7,945	—	45,932
Non-farm non-residential	744,197	51,458	18,348	—	814,003	756,760	51,355	16,022	—	824,137
Total Real Estate	1,247,490	75,304	43,503	—	1,366,297	1,206,075	71,279	41,672	—	1,319,026
Non-Real Estate:
Agricultural	22,284	91	4,093	—	26,468	24,180	92	4,063	—	28,335
Commercial and industrial	294,793	26,107	9,432	—	330,332	321,957	27,388	3,683	—	353,028
Consumer and other	247,410	566	838	—	248,814	147,697	442	644	—	148,783
Total Non-Real Estate	564,487	26,764	14,363	—	605,614	493,834	27,922	8,390	—	530,146
Total Loans Before Unearned Income	$1,811,977	$102,068	$57,866	$—	1,971,911	$1,699,909	$99,201	$50,062	$—	1,849,172
Unearned income					(5,479)					(5,037)
Total Loans Net of Unearned Income					$1,966,432					$1,844,135

Purchased Impaired Loans

As part of the acquisition of Union Bancshares, Incorporated on November 7, 2019 and Premier Bancshares, Inc. on June 16, 2017, First Guaranty purchased credit impaired loans for which there was, at acquisition, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows at March 31, 2021 and December 31, 2020.

(in thousands)	As of March 31, 2021	As of December 31, 2020
Real Estate:
Construction & land development	$295	$397
Farmland	—	—
1- 4 family	4,196	4,102
Multifamily	936	900
Non-farm non-residential	2,388	2,396
Total Real Estate	7,815	7,795
Non-Real Estate:
Agricultural	343	343
Commercial and industrial	829	1,017
Consumer and other	—	—
Total Non-Real Estate	1,172	1,360
Total	$8,987	$9,155

For those purchased loans disclosed above, there was an allowance for loan losses of $0.7 million at March 31, 2021 and $0.5 million at December 31, 2020.

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

The accretable yield, or income expected to be collected, on the purchased loans above is as follows for the three months ended March 31, 2021 and 2020.

(in thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Balance, beginning of period	$2,892	$3,647
Acquisition accretable yield	—	30
Accretion	(142)	(349)
Net transfers from nonaccretable difference to accretable yield	—	—
Balance, end of period	$2,750	$3,328

Note 5. Allowance for Loan Losses

A summary of changes in the allowance for loan losses, by portfolio type, for the three months ended March 31, 2021 and 2020 are as follows:

	For the Three Months Ended March 31,
	2021					2020
(in thousands)	Beginning Allowance (12/31/2020)	Charge-offs	Recoveries	Provision	Ending Allowance (3/31/2021)	Beginning Allowance (12/31/2019)	Charge-offs	Recoveries	Provision	Ending Allowance (3/31/2020)
Real Estate:
Construction & land development	$1,029	$—	$—	$(208)	$821	$423	$—	$—	$266	$689
Farmland	462	—	1	(26)	437	50	—	—	(3)	47
1- 4 family	2,510	(17)	10	(256)	2,247	1,027	(10)	12	398	1,427
Multifamily	978	—	—	242	1,220	1,038	—	—	(102)	936
Non-farm non-residential	15,064	—	—	(897)	14,167	5,277	—	—	391	5,668
Total Real Estate	20,043	(17)	11	(1,145)	18,892	7,815	(10)	12	950	8,767
Non-Real Estate:
Agricultural	181	—	—	(15)	166	95	—	—	—	95
Commercial and industrial	2,802	(60)	11	(349)	2,404	1,909	(92)	7	368	2,192
Consumer and other	1,490	(362)	83	1,969	3,180	1,110	(196)	66	(85)	895
Unallocated	2	—	—	148	150	—	—	—	12	12
Total Non-Real Estate	4,475	(422)	94	1,753	5,900	3,114	(288)	73	295	3,194
Total	$24,518	$(439)	$105	$608	$24,792	$10,929	$(298)	$85	$1,245	$11,961

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio and by recoveries. The result is an allocation of the loan loss reserve from one category to another.

A summary of the allowance and loans, including loans acquired with deteriorated credit quality, individually and collectively evaluated for impairment are as follows:

	As of March 31, 2021
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Individually Evaluated for Purchased Credit-Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Individually Evaluated for Purchased Credit-Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$—	$—	$821	$821	$—	$295	$141,563	$141,858
Farmland	—	—	437	437	543	—	25,867	26,410
1- 4 family	266	—	1,981	2,247	1,474	4,196	267,401	273,071
Multifamily	—	—	1,220	1,220	—	936	110,019	110,955
Non-farm non-residential	2,342	508	11,317	14,167	11,149	2,388	800,466	814,003
Total Real Estate	2,608	508	15,776	18,892	13,166	7,815	1,345,316	1,366,297
Non-Real Estate:
Agricultural	—	—	166	166	3,034	343	23,091	26,468
Commercial and industrial	91	216	2,097	2,404	1,397	829	328,106	330,332
Consumer and other	—	—	3,180	3,180	—	—	248,814	248,814
Unallocated	—	—	150	150	—	—	—	—
Total Non-Real Estate	91	216	5,593	5,900	4,431	1,172	600,011	605,614
Total	$2,699	$724	$21,369	$24,792	$17,597	$8,987	$1,945,327	1,971,911
Unearned Income								(5,479)
Total Loans Net of Unearned Income								$1,966,432

	As of December 31, 2020
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Individually Evaluated for Purchased Credit-Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Individually Evaluated for Purchased Credit-Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$—	$—	$1,029	$1,029	$—	$397	$150,444	$150,841
Farmland	—	—	462	462	543	—	26,337	26,880
1- 4 family	266	—	2,244	2,510	1,480	4,102	265,654	271,236
Multifamily	—	—	978	978	—	900	45,032	45,932
Non-farm non-residential	2,280	334	12,450	15,064	9,800	2,396	811,941	824,137
Total Real Estate	2,546	334	17,163	20,043	11,823	7,795	1,299,408	1,319,026
Non-Real Estate:
Agricultural	—	—	181	181	2,531	343	25,461	28,335
Commercial and industrial	97	142	2,563	2,802	1,544	1,017	350,467	353,028
Consumer and other	—	—	1,490	1,490	—	—	148,783	148,783
Unallocated	—	—	2	2	—	—	—	—
Total Non-Real Estate	97	142	4,236	4,475	4,075	1,360	524,711	530,146
Total	$2,643	$476	$21,399	$24,518	$15,898	$9,155	$1,824,119	1,849,172
Unearned Income								(5,037)
Total loans net of unearned income								$1,844,135

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

The following is a summary of impaired loans, excluding loans acquired with deteriorated credit quality, by class as of the date indicated:

	As of March 31, 2021
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$—	$—	$—	$—	$—	$—
Farmland	543	552	—	543	—	—
1- 4 family	505	532	—	509	—	—
Multifamily	—	—	—	—	—	—
Non-farm non-residential	1,728	1,728	—	1,730	20	23
Total Real Estate	2,776	2,812	—	2,782	20	23
Non-Real Estate:
Agricultural	2,531	2,661	—	2,531	—	—
Commercial and industrial	485	485	—	485	7	10
Consumer and other	—	—	—	—	—	—
Total Non-Real Estate	3,016	3,146	—	3,016	7	10
Total Impaired Loans with no related allowance	5,792	5,958	—	5,798	27	33

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
1- 4 family	969	969	266	969	14	20
Multifamily	—	—	—	—	—	—
Non-farm non-residential	9,924	10,061	2,342	9,968	33	31
Total Real Estate	10,893	11,030	2,608	10,937	47	51
Non-Real Estate:
Agricultural	—	—	—	—	—	—
Commercial and industrial	912	912	91	922	9	13
Consumer and other	—	—	—	—	—	—
Total Non-Real Estate	912	912	91	922	9	13
Total Impaired Loans with an allowance recorded	11,805	11,942	2,699	11,859	56	64

Total Impaired Loans	$17,597	$17,900	$2,699	$17,657	$83	$97

	As of December 31, 2020
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$—	$—	$—	$—	$—	$—
Farmland	543	552	—	543	—	—
1- 4 family	511	534	—	527	—	—
Multifamily	—	—	—	—	—	—
Non-farm non-residential	1,227	1,227	—	1,218	80	72
Total Real Estate	2,281	2,313	—	2,288	80	72
Non-Real Estate:
Agricultural	2,531	2,661	—	2,594	—	—
Commercial and industrial	601	601	—	821	48	47
Consumer and other	—	—	—	—	—	—
Total Non-Real Estate	3,132	3,262	—	3,415	48	47
Total Impaired Loans with no related allowance	5,413	5,575	—	5,703	128	119

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
1- 4 family	969	969	266	969	5	5
Multifamily	—	—	—	—	—	—
Non-farm non-residential	8,573	8,619	2,280	7,550	60	80
Total Real Estate	9,542	9,588	2,546	8,519	65	85
Non-Real Estate:
Agricultural	—	—	—	—	—	—
Commercial and industrial	943	943	97	981	79	57
Consumer and other	—	—	—	—	—	—
Total Non-Real Estate	943	943	97	981	79	57
Total Impaired Loans with an allowance recorded	10,485	10,531	2,643	9,500	144	142

Total Impaired Loans	$15,898	$16,106	$2,643	$15,203	$272	$261

Troubled Debt Restructurings

A troubled debt restructuring ("TDR") is considered such if the lender for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. The modifications to First Guaranty's TDRs are generally concessions on either the interest rate charged or the amortization. The effect of the modifications to First Guaranty would be a reduction in interest income. First Guaranty has not restructured any loans that are considered TDRs in the three months ended March 31, 2021. At March 31, 2021 First Guaranty had one outstanding TDR.

Under section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was signed into law on March 27, 2020 and as amended by subsequent legislation, financial institutions have the option to temporarily suspend certain requirements under U.S. generally accepted accounting principles related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. This provision allows a financial institution the option to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) January 1, 2022 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. First Guaranty elected to adopt these provisions of the CARES Act.

The following table identifies the TDRs as of March 31, 2021 and December 31, 2020:

	March 31, 2021				December 31, 2020
	Accruing Loans				Accruing Loans
(in thousands)	Current	30-89 Days Past Due	Nonaccrual	Total TDRs	Current	30-89 Days Past Due	Nonaccrual	Total TDRs
Real Estate:
Construction & land development	$—	$—	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—	—	—
1- 4 family	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Non-farm non-residential	—	—	3,524	3,524	—	—	3,591	3,591
Total Real Estate	—	—	3,524	3,524	—	—	3,591	3,591
Non-Real Estate:
Agricultural	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
Total Non-Real Estate	—	—	—	—	—	—	—	—
Total	$—	$—	$3,524	$3,524	$—	$—	$3,591	$3,591

The following table discloses TDR activity for the three months ended March 31, 2021.

Troubled Debt Restructured Loans Activity
Three Months Ended March 31, 2021
(in thousands)	Beginning balance December 31, 2020	New TDRs	Charge-offs post-modification	Transferred to ORE	Paydowns	Construction to permanent financing	Restructured to market terms	Other adjustments	Ending balance March 31, 2021
Real Estate:
Construction & land development	$—	$—	$—	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—	—	—	—
1- 4 family	—	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—	—
Non-farm non-residential	3,591	—	—	—	(67)	—	—	—	3,524
Total Real Estate	3,591	—	—	—	(67)	—	—	—	3,524
Non-Real Estate:
Agricultural	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—	—
Total Non-Real Estate	—	—	—	—	—	—	—	—	—
Total	$3,591	$—	$—	$—	$(67)	$—	$—	—	$3,524

Note 6. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to impairment testing. Other intangible assets continue to be amortized over their useful lives. First Guaranty's goodwill is the difference in purchase price over the fair value of net assets acquired from its acquisition of Homestead Bancorp in 2007, Premier Bancshares, Inc. in 2017 and Union Bancshares, Incorporated in 2019. Goodwill totaled $12.9 million at March 31, 2021 and December 31, 2020. No impairment charges have been recognized on First Guaranty's intangible assets since acquisition. Loan servicing assets decreased $43,000 to $0.7 million at March 31, 2021 compared to $0.8 million in December 31, 2020. Other intangible assets recorded include core deposit intangibles, which are subject to amortization. The weighted-average amortization period remaining for First Guaranty's core deposit intangibles is 8 years at March 31, 2021. The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions.

In accordance with ASC Topic 350, Intangibles - Goodwill and Other, during the first quarter of 2021, we evaluated recent potential triggering events that might be indicators that our goodwill was impaired. The events include, among others, the economic disruption and uncertainty surrounding the COVID-19 pandemic and the significant decline in our stock price. Based on our evaluation, we concluded that our goodwill was not impaired as of March 31, 2021.

Note 7. Other Real Estate (ORE)

Other real estate owned consists of the following at the dates indicated:

(in thousands)	March 31, 2021	December 31, 2020
Real Estate Owned Acquired by Foreclosure:
Residential	$119	$131
Construction & land development	90	311
Non-farm non-residential	2,141	2,203
Total Other Real Estate Owned and Foreclosed Property	2,350	2,645
Allowance	(376)	(405)
Net Other Real Estate Owned and Foreclosed Property	$1,974	$2,240

Other real estate owned had a net carrying amount of $2.0 million which is made up of the outstanding balance of $2.4 million net of a valuation allowance of $0.4 million at March 31, 2021.

Loans secured by one-to-four family residential properties in the process of foreclosure totaled $1.3 million as of March 31, 2021.

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

Below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at March 31, 2021 and December 31, 2020:

Contract Amount

(in thousands)	March 31, 2021	December 31, 2020
Commitments to Extend Credit	$157,545	$154,047
Unfunded Commitments under lines of credit	$199,322	$169,151
Commercial and Standby letters of credit	$11,719	$11,728

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

While the final outcome of legal proceedings is inherently uncertain, based on information currently available as of March 31, 2021, any incremental liability arising from First Guaranty's legal proceedings in excess of any liability accrued will not have a material adverse effect on First Guaranty's financial position or results of operations.

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified within Level 3 in First Guaranty's portfolio as of March 31, 2021 includes corporate debt and municipal securities.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	March 31, 2021	December 31, 2020
Available for Sale Securities Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$3,500	$3,000
Level 2: Significant Other Observable Inputs	47,700	209,359
Level 3: Significant Unobservable Inputs	16,492	26,189
Securities available for sale measured at fair value	$67,692	$238,548

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

The change in Level 1 securities available for sale from December 31, 2020 to March 31, 2021 was due to a net increase in Treasury bills of $0.5 million. The change in Level 2 securities available for sale from December 31, 2020 to March 31, 2021 was due principally to transfer of $152.9 million in U.S. Government agency securities from the available for sale to the held to maturity portfolio. $0.8 million in corporate securities and $1.1 million in municipal securities were transferred from Level 3 to Level 2 from December 31, 2020 to March 31, 2021. There were no transfers between Level 1 and 2 securities available for sale from December 31, 2020 to March 31, 2021.

The following table reconciles assets measured at fair value on a recurring basis using unobservable inputs (Level 3):

Level 3 Changes
(in thousands)	March 31, 2021
Balance, beginning of year	$26,189
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	(228)
Purchases, sales, issuances and settlements, net	(7,625)
Transfers in and/or out of Level 3	(1,844)
Balance as of end of period	$16,492

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held as of March 31, 2021.

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of March 31, 2021 and December 31, 2020, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At March 31, 2021	At December 31, 2020
Impaired Loans - Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	—	—
Level 3: Significant Unobservable Inputs	9,462	7,842
Impaired loans measured at fair value	$9,462	$7,842

Other Real Estate Owned - Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	56	363
Level 3: Significant Unobservable Inputs	1,918	1,877
Other real estate owned measured at fair value	$1,974	$2,240

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

Other Unrecognized Financial Instruments.

The fair value of commitments to extend credit is estimated using the fees charged to enter into similar legally binding agreements, taking into account the remaining terms of the agreements and customers' credit ratings. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. Noninterest-bearing deposits are held at cost. The fair values of letters of credit are based on fees charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2021 and December 31, 2020 the fair value of guarantees under commercial and standby letters of credit was not material.

The carrying amounts and estimated fair values of financial instruments at March 31, 2021 were as follows:

		Fair Value Measurements at March 31, 2021 Using
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets
Cash and due from banks	$290,865	$290,865	$—	$—	$290,865
Federal funds sold	185	185	—	—	185
Securities, available for sale	67,692	3,500	47,700	16,492	67,692
Securities, held for maturity	152,926	—	148,160	—	148,160
Loans held for sale	—	—	—	—	—
Loans, net	1,941,640	—	—	1,956,778	1,956,778
Cash surrender value of BOLI	5,449	—	—	5,449	5,449
Accrued interest receivable	13,393	—	—	13,393	13,393

Liabilities
Deposits	$2,314,670	$—	$—	$2,326,198	2,326,198
Short-term advances from Federal Home Loan Bank	—	—	—	—	—
Repurchase agreements	6,205	—	—	6,233	6,233
Accrued interest payable	4,471	—	—	4,471	4,471
Long-term advances from Federal Home Loan Bank	3,327	—	—	3,327	3,327
Senior long-term debt	40,844	—	—	40,882	40,882
Junior subordinated debentures	14,787	—	—	14,476	14,476

The carrying amounts and estimated fair values of financial instruments at December 31, 2020 were as follows:

		Fair Value Measurements at December 31, 2020 Using
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets
Cash and due from banks	$298,903	$298,903	$—	$—	$298,903
Federal funds sold	702	702	—	—	702
Securities, available for sale	238,548	3,000	209,359	26,189	238,548
Securities, held for maturity	—	—	—	—	—
Loans, net	1,819,617	—	—	1,846,738	1,846,738
Cash surrender value of BOLI	5,427	—	—	5,427	5,427
Accrued interest receivable	11,933	—	—	11,933	11,933

Liabilities
Deposits	$2,166,318	$—	$—	$2,179,004	2,179,004
Short-term advances from Federal Home Loan Bank	50,000	—	—	50,000	50,000
Repurchase agreements	6,121	—	—	6,154	6,154
Accrued interest payable	5,292	—	—	5,292	5,292
Long-term advances from Federal Home Loan Bank	3,366	—	—	3,366	3,366
Senior long-term debt	42,366	—	—	42,408	42,408
Junior subordinated debentures	14,777	—	—	14,452	14,452

There is no material difference between the contract amount and the estimated fair value of off-balance sheet items that are primarily comprised of short-term unfunded loan commitments that are generally at market prices.

Note 11. COVID-19

The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments, including in Louisiana and Texas, have ordered businesses and individuals to modify their normal practices. As of March 31, 2021, some of these restrictions have been removed and many non-essential businesses have been allowed to re-open in a limited capacity, adhering to social distancing and disinfection guidelines. However, these restrictions and other consequences have resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 pandemic began, millions of people have filed claims for unemployment, and the stock market has been volatile. Certain industries have been particularly adversely affected, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences.

As of April 30, 2021, both Louisiana and Texas have continued to reduce the limitations on how businesses must operate. First Guaranty continues to keep its locations open with certain modifications to our business practices. First Guaranty places a high priority on ensuring the safety and health of its customers and employees, including social distancing protocols and enhanced cleaning measures as part of its operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of First Guaranty's financial condition and results of operations is intended to highlight the significant factors affecting First Guaranty's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data at March 31, 2021 and for the three months ended March 31, 2021 and 2020 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly First Guaranty's financial position and results of operations for such periods.

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

First Quarter 2021 Financial Overview

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

Financial highlights for the first quarter 2021 are as follows:

•Total assets increased $93.6 million, or 3.8%, to $2.6 billion at March 31, 2021 when compared with December 31, 2020. Total loans at March 31, 2021 were $2.0 billion, an increase of $122.3 million, or 6.6%, compared with December 31, 2020. Total deposits were $2.3 billion at March 31, 2021, an increase of $148.4 million, or 6.8%, compared with December 31, 2020. Retained earnings were $60.8 million at March 31, 2021, an increase of $3.5 million compared to $57.4 million at December 31, 2020. Shareholders' equity was $176.3 million and $178.6 million at March 31, 2021 and December 31, 2020, respectively.

•Net income for the first quarter of 2021 and 2020 was $5.0 million and $3.8 million, respectively.

•Earnings per common share were $0.52 and $0.39 for the first quarter of 2021 and 2020, respectively. Total weighted average shares outstanding were 9,741,253 for the three months ended March 31, 2021 and 2020.

•First Guaranty continues to participate in the SBA Paycheck Protection Program ("PPP") under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The CARES Act authorized the SBA to guarantee loans under a new 7(a) loan program known as the PPP. As a qualified SBA lender, we were automatically authorized to originate PPP loans. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The program has been conducted in two phases which First Guaranty classifies as Round 1 loans (originated in 2020) and Round 2 loans (originated in 2021). As of March 31, 2021, First Guaranty had remaining Round 1 PPP loans of $62.3 million with deferred fees of $1.1 million. First Guaranty had Round 2 PPP loans of $21.9 million with deferred fees of $0.6 million at March 31, 2021. $0.2 million in PPP fees were recognized in the first quarter of 2021.

•The allowance for loan losses was 1.26% of total loans at March 31, 2021 compared to 1.33% at December 31, 2020. First Guaranty had acquisition related loan discounts that totaled approximately $1.9 million at March 31, 2021. First Guaranty had $84.2 million at March 31, 2021 of SBA guaranteed PPP loans that have no related allowance due to the government guarantee in accordance with regulatory guidance.

•First Guaranty had approximately $3.1 million of loans on deferral due to COVID-19 related modifications as of March 31, 2021.

•First Guaranty repaid a $50.0 million short-term Federal Home Loan Bank advance that was originally undertaken as part of COVID-19 liquidity planning in the first quarter of 2021.

•Net interest income for the first quarter of 2021 was $19.6 million compared to $17.9 million for the same period in 2020.

•The provision for loan losses for the first quarter of 2021 was $0.6 million compared to $1.2 million for the same period in 2020.

•First Guaranty had $2.0 million of other real estate owned as of March 31, 2021 compared to $2.2 million at December 31, 2020.

•Noninterest income for the first quarter of 2021 was $2.3 million compared to $2.4 million for the same period in 2020. Excluding the impact of securities gains, noninterest income for the first quarter of 2021 improved to $2.2 million from $1.9 million for the first quarter of 2020. The improvement was primarily due to higher ATM and debit card fees.

•The net interest margin for the three months ended March 31, 2021 was 3.25% which was a decrease of 32 basis points from the net interest margin of 3.57% for the same period in 2020. First Guaranty attributed the decrease in the net interest margin in the first quarter of 2021 due to the significant actions related to COVID-19 that impacted balance sheet composition for both assets and liabilities along with decreased rates on assets and liabilities. Loans as a percentage of average interest earning assets increased to 78.2% at March 31, 2021 compared to 74.9% at March 31, 2020.

•Investment securities totaled $220.6 million at March 31, 2021, a decrease of $17.9 million when compared to $238.5 million at December 31, 2020. Gains on the sale of securities for the first quarter of 2021 were $0.1 million compared to $0.5 million for the same period in 2020. At March 31, 2021, available for sale securities, at fair value, totaled $67.7 million, a decrease of $170.9 million when compared to $238.5 million at December 31, 2020. At March 31, 2021, held to maturity securities, at amortized cost, totaled $152.9 million as compared to $0 at December 31, 2020.

•Total loans net of unearned income were $2.0 billion, a net increase of $122.3 million from December 31, 2020. Total loans net of unearned income are reduced by the allowance for loan losses which totaled $24.8 million at March 31, 2021 and $24.5 million at December 31, 2020, respectively.

•Total impaired loans increased $1.7 million to $17.6 million at March 31, 2021 compared to $15.9 million at December 31, 2020.

•Nonaccrual loans increased $0.5 million to $16.1 million at March 31, 2021 compared to $15.6 million at December 31, 2020.

•First Guaranty is a smaller reporting company and has delayed the adoption of ASU 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments." First Guaranty uses the incurred loss model for the calculation of its allowance.

•Return on average assets for the three months ended March 31, 2021 and 2020 was 0.80% and 0.72%, respectively. Return on average common equity for the three months ended March 31, 2021 and 2020 was 11.31% and 9.00%, respectively. Return on average assets is calculated by dividing annualized net income by average assets. Return on average common equity is calculated by dividing annualized net income by average common equity.

•Book value per common share was $18.10 as of March 31, 2021 compared to $17.35 as of March 31, 2020. The increase in book value was due primarily to an increase in retained earnings partially offset by changes in accumulated other comprehensive income ("AOCI"). AOCI is comprised of unrealized gains and losses on available for sale securities, including unrealized losses on available for sale securities at the time of transfer to held to maturity.

•First Guaranty's Board of Directors declared cash dividends of $0.16 per common share in the first quarter of 2021 and $0.16 in the first quarter of 2020. First Guaranty has paid 111 consecutive quarterly dividends as of March 31, 2021.

•First Guaranty completed construction of its new FGB Center located in Hammond, Louisiana.

•On April 27, 2021, First Guaranty issued 34,500 shares of 6.75% Series A Fixed-Rate Non-Cumulative Perpetual Preferred Stock, par value $1,000 per share, with a liquidation preference of $1,000 per share through an underwritten public offering of 1,380,000 depositary shares, each representing a 1/40th ownership interest in a share of the Series A Preferred Stock. Total gross proceeds from the preferred stock offering were $34.5 million. The shares are listed on NASDAQ under the symbol FGBIP. The proceeds were used to redeem $13.2 million in senior debt and increase the bank subsidiary capital by $20.0 million effective April 30, 2021.

Financial Condition

Changes in Financial Condition from December 31, 2020 to March 31, 2021

Assets

Total assets at March 31, 2021 were $2.6 billion, an increase of $93.6 million, or 3.8%, from December 31, 2020. Assets increased primarily due to increases in net loans of $122.0 million, partially offset by a decrease in cash and cash equivalents of $8.6 million and investment securities of $17.9 million at March 31, 2021 compared to December 31, 2020.

Loans

Net loans increased $122.0 million, or 6.7%, to $1.9 billion at March 31, 2021 from December 31, 2020. Consumer and other loans increased $100.0 million during the first quarter of 2021 primarily due to new lease originations. First Guaranty has continued to expand its commercial lease portfolio which generally has higher yields than commercial real estate loans but shorter average lives. Commercial and equipment leases totaled $205.5 million at March 31, 2021 compared to $104.1 million at December 31, 2020 and are included in consumer and other loans. Multifamily loans increased $65.0 million primarily due to the conversion of existing construction loans to permanent financing and the origination of new loans. One-to four-family residential loans increased $1.8 million primarily due to new originations. Farmland loans decreased $0.5 million primarily due to decreases on agricultural loan commitments. Agricultural loans decreased $1.9 million due to seasonal activity. Construction and land development loans decreased $9.0 million principally due to payoffs and the conversion of interim construction loans to permanent financing that occurred in the first quarter of 2021. Non-farm non-residential loan balances decreased $10.1 million primarily due to loan payoffs. Commercial and industrial loans decreased $22.7 million primarily due to payoffs. SBA PPP loans totaled $84.2 million at March 31, 2021 which is a net reduction of $8.1 million during the first quarter of 2021. These totals are included in commercial and industrial loans. Round 1 SBA PPP loans decreased from $92.1 million at December 31, 2020 to $62.3 million at March 31, 2021 due to SBA loan forgiveness. Partially offseting these payoffs were Round 2 SBA PPP loan originations with total balances of $21.9 million at March 31, 2021. First Guaranty had approximately 4.4% of funded and 0.9% of unfunded commitments in our loan portfolio to businesses engaged in support or service activities for oil and gas operations. First Guaranty's hotel and motel portfolio totaled $126.3 million at March 31, 2021. As part of the management of risks in our loan portfolio, First Guaranty had previously established an internal guidance limit of approximately $160 million for its hotel and motel portfolio. First Guaranty had $249.3 million in loans related to our Texas markets at March 31, 2021. First Guaranty continues to have significant loan growth opportunities associated with its Texas branches. We anticipate additional growth opportunities in Texas as it contains four major cities in Austin, Dallas, Houston and San Antonio, plus the continued growth and development of these areas are exceeding that of other areas of the country. Syndicated loans at March 31, 2021 were $68.2 million, of which $29.0 million were shared national credits. Syndicated loans decreased $7.0 million during the first three months of 2021 from $75.2 million at December 31, 2020. First Guaranty continued its strong growth into the second quarter of 2021. Loan totals surpassed $2.0 billion as of April 30, 2021.

As of March 31, 2021, 69.3% of our loan portfolio was secured by real estate. The largest portion of our loan portfolio, at 41.3% as of March 31, 2021, was non-farm non-residential loans secured by real estate. Approximately 31.5% of the loan portfolio was based on a floating rate tied to the prime rate or LIBOR as of March 31, 2021. 76.0% of the loan portfolio is scheduled to mature within five years from March 31, 2021.

Net loans are reduced by the allowance for loan losses which totaled $24.8 million at March 31, 2021 and $24.5 million at December 31, 2020. Loan charge-offs were $0.4 million during the first three months of 2021 and $0.3 million during the same period in 2020. Recoveries totaled $0.1 million during the first three months of 2021 and $0.1 million during the same period in 2020. The provision for loan losses totaled $0.6 million for the first three months of 2021 and $1.2 million for the same period in 2020. See Note 4 of the Notes to Consolidated Financial Statements for more information on loans and Note 5 for more information on the allowance for loan losses.

Investment Securities

Investment securities at March 31, 2021 totaled $220.6 million, a decrease of $17.9 million compared to $238.5 million at December 31, 2020. The portfolio consists of both available for sale and held to maturity securities at March 31, 2021. First Guaranty designated $152.9 million in U.S. Government agency securities for held to maturity status in the first quarter of 2021. This was done following the review of guidance for held to maturity securities portfolios in light of the COVID-19 pandemic. First Guaranty had terminated its held to maturity portfolio in the first quarter of 2020 due to the economic conditions associated with COVID-19. ASC 320-10-25 provides an exemption for events that are isolated, nonrecurring, and unusual for the reporting entity. The termination of the held to maturity portfolio in the first quarter of 2020 did not taint the portfolio under this guidance. The securities designated as held to maturity are agency securities that are part of First Guaranty’s investment strategy and public funds collateralization program. We purchase securities for our investment portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and meet pledging requirements for public funds and borrowings.

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

Our available for sale securities portfolio totaled $67.7 million at March 31, 2021, a decrease of $170.9 million, or 71.6%, compared to $238.5 million at December 31, 2020. The decrease was primarily due to the election of securities to the held to maturity portfolio and due to called bonds. Corporate securities have decreased $3.3 million since December 31, 2020.

Our held to maturity securities portfolio totaled $152.9 million at March 31, 2021 compared to $0 at December 31, 2020. The increase was primarily due to the election of securities as held to maturity.

At March 31, 2021, $5.2 million, or 2.4%, of the securities portfolio was scheduled to mature in less than one year. $4.6 million, or 2.1%, of the securities portfolio, not including collateralized mortgage obligations and mortgage-backed securities, were scheduled to mature between one and five years. $63.8 million, or 28.9%, of the securities portfolio, not including collateralized mortgage obligations and mortgage-backed securities, were scheduled to mature between five and ten years. Securities, not including collateralized mortgage obligations and mortgage-backed securities, with contractual maturity dates over 10 years totaled $146.0 million, or 66.2%, of the total securities portfolio at March 31, 2021. The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates. Prepayments of mortgages that collateralize mortgage-backed securities also affect the maturity of the securities portfolio. Based on internal forecasts as of March 31, 2021, management believes that the securities portfolio has a forecasted weighted average life of approximately 14.1 years based on the current interest rate environment. A parallel interest rate shock of 400 basis points is forecasted to increase the weighted average life of the portfolio to approximately 14.7 years. The portfolio had an estimated effective duration of 9.0 years at March 31, 2021.

There was no credit related other-than-temporary impairment of securities during the three months ended March 31, 2021 or March 31, 2020.

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

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

(in thousands)	March 31, 2021	December 31, 2020
Nonaccrual loans:
Real Estate:
Construction and land development	$621	$621
Farmland	840	857
1- 4 family	2,244	2,227
Multifamily	—	—
Non-farm non-residential	7,846	7,449
Total Real Estate	11,551	11,154
Non-Real Estate:
Agricultural	3,508	3,472
Commercial and industrial	663	701
Consumer and other	387	249
Total Non-Real Estate	4,558	4,422
Total nonaccrual loans	16,109	15,576

Loans 90 days and greater delinquent & accruing:
Real Estate:
Construction and land development	880	1,000
Farmland	—	—
1- 4 family	4,908	4,980
Multifamily	—	366
Non-farm non-residential	2,240	4,699
Total Real Estate	8,028	11,045
Non-Real Estate:
Agricultural	186	67
Commercial and industrial	781	1,856
Consumer and other	132	123
Total Non-Real Estate	1,099	2,046
Total loans 90 days and greater delinquent & accruing	9,127	13,091

Total non-performing loans	25,236	28,667

Real Estate Owned:
Construction and land development	90	311
Farmland	—	—
1- 4 family	119	131
Multifamily	—	—
Non-farm non-residential	1,765	1,798
Total Real Estate Owned	1,974	2,240

Total non-performing assets	$27,210	$30,907

Non-performing assets to total loans	1.38%	1.68%
Non-performing assets to total assets	1.06%	1.25%
Non-performing loans to total loans	1.28%	1.55%

At March 31, 2021, nonperforming assets totaled $27.2 million, or 1.06% of total assets, compared to $30.9 million, or 1.25%, of total assets at December 31, 2020, which represented a decrease of $3.7 million, or 12.0%. The decrease in non-performing assets occurred primarily due to a reduction in 90 day past due and still accruing loans.

Nonaccrual loans increased from $15.6 million at December 31, 2020 to $16.1 million at March 31, 2021. The increase in nonaccrual loans was primarily due to the addition of one non-farm non-residential loan that totaled $0.5 million and was secured by a restaurant and bar facility. Nonperforming assets included $3.7 million in loans with a government guarantee. These are structured as net loss guarantees in which up to 90% of loss exposure is covered.

At March 31, 2021, loans 90 days or greater delinquent and still accruing totaled $9.1 million, a decrease of $4.0 million compared to $13.1 million at December 31, 2020. The decrease in loans 90 days or greater delinquent and still accruing was concentrated primarily in non-farm non-residential loans and commercial and industrial loans. One-to-four family loans in the 90 day category included loans acquired from the Union acquisition that have contractually matured but have not been renewed due to operations issues following the acquisition. First Guaranty expects to satisfactorily renew the majority of these acquired loans and return them to performing status.

Other real estate owned at March 31, 2021 totaled $2.0 million, a decrease of $0.3 million compared to $2.2 million at December 31, 2020. First Guaranty has a reserve for other real estate owned losses. This reserve totaled $0.4 million at March 31, 2021.

At March 31, 2021, our largest non-performing assets were comprised of the following nonaccrual loans, 90 day plus and still accruing loans and other real estate owned: (1) a non-farm non-residential loan secured by a hotel that totaled $3.5 million that is classified as a troubled debt restructured loan or TDR; (2) a $2.0 million non-farm non-residential property included in other real estate owned; (3) a non-farm non-residential loan secured by a hotel that totaled $1.8 million; (4) a non-farm non-residential loan secured by a sports facility that totaled $1.3 million which has a partial government guarantee; (5) an agricultural/ farmland loan relationship that totaled $1.1 million; (6) an agricultural loan relationship that totaled $1.0 million; and (7) an agricultural loan relationship that totaled $1.0 million. The agricultural loans are partially guaranteed by the USDA Farm Service Agency.

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

Under section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was signed into law on March 27, 2020 and as subsequently modified by later legislation, financial institutions have the option to temporarily suspend certain requirements under U.S. generally accepted accounting principles related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. This provision allows a financial institution the option to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) January 1, 2022 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. First Guaranty elected to adopt these provisions of the CARES Act.

The following is a summary of loans restructured as TDRs at March 31, 2021 and December 31, 2020:

(in thousands)	March 31, 2021	December 31, 2020
Restructured Loans:
In Compliance with Modified Terms	$—	$—
Past Due 30 through 89 days and still accruing	—	—
Past Due 90 days and greater and still accruing	—	—
Nonaccrual	3,524	3,591
Restructured Loans that subsequently defaulted	—	—
Total Restructured Loans	$3,524	$3,591

At March 31, 2021, we had one outstanding TDR which was a $3.5 million non-farm non-residential loan secured by commercial real estate that is on nonaccrual. The restructuring of this loan was related to interest rate and amortization concessions. The loan is secured by a hotel facility. This loan was not eligible for a CARES act modification.

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

The allowance for loan losses was $24.8 million, or 1.26% of total loans, and 98.2% of nonperforming loans at March 31, 2021.

Comparing March 31, 2021 to December 31, 2020, there were changes within the specific components of the allowance balance.

A provision for loan losses of $0.6 million was made during the three months ended March 31, 2021 as compared to $1.2 million for the same period in 2020. The provisions made were taken to provide for current loan losses and to maintain the allowance proportionate to risks inherent in the loan portfolio. First Guaranty’s incurred loan loss calculation method incorporates risk factors in the loan portfolio such as historical loss rates along with qualitative and quantitative factors. The composition of the loan portfolio affects the final allowance calculation.

The loan portfolio factors in 2021 that primarily affected the allocation of the allowance included the following:

•The loan portfolio risks that changed and affected the allocation of the allowance were due to changes in historical loss rates, adjustments of certain qualitative factors to take into account the current estimated impact of COVID-19 and related economic conditions on borrowers' ability to repay loans and for allocations to impaired loans within their respective categories. First Guaranty adjusted allocations within its qualitative and quantitative factors to account for changes in potential COVID-19 related losses.

•Construction and land development loans declined during the first quarter of 2021 as several loans transitioned to permanent financing. The majority of these loans are now included in the multifamily loan category as of March 31, 2021.

•One-to four-family residential loans increased moderately in the first quarter of 2021. The provision decrease related to this portfolio was due to changes in the qualitative analysis of the portfolio related to COVID-19.

•Multifamily loans increased in the first quarter of 2021. The provision related to this portfolio was increased due to the growth in the portfolio which increased by $65.0 million during the quarter.

•Non-farm non-residential loans decreased during the first quarter of 2021. The provision decrease related to this portfolio was due to changes in the qualitative analysis of the portfolio related to COVID-19 and historical loss rates.

•Commercial and industrial loans decreased during the first quarter of 2021. The provision decrease related to this portfolio was due to the reduced balances, changes in historical loss rates and changes in the qualitative analysis of the portfolio related to COVID-19.

•Consumer and other loans increased during the first quarter of 2021. The increase in the related loan loss allowance balance was due primarily to the increased balances associated with commercial leases. Commercial leases grew during the quarter from $104.1 million at December 31, 2020 to $205.5 million at March 31, 2021.

•First Guaranty continues to monitor the acquired loans from the Union acquisition on November 7, 2019. Discounts on the acquired Union loans were approximately $1.7 million at March 31, 2021.

First Guaranty charged off $0.4 million in loan balances during the first three months of 2021. The $0.4 million in charged off loans were comprised of smaller loans and overdrawn deposit accounts.

Other information related to the allowance for loan losses is as follows:

(in thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Loans:
Average outstanding balance	$1,911,914	$1,514,573
Balance at end of period	$1,966,432	$1,544,132

Allowance for Loan Losses:
Balance at beginning of year	$24,518	$10,929
Charge-offs	(439)	(298)
Recoveries	105	85
Provision	608	1,245
Balance at end of period	$24,792	$11,961

Deposits

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. We regularly assess our funding needs, deposit pricing and interest rate outlooks. From December 31, 2020 to March 31, 2021, total deposits increased $148.4 million, or 6.8%, to $2.3 billion. Noninterest-bearing demand deposits increased $55.3 million, or 13.4%, to $466.7 million at March 31, 2021. The increase in noninterest-bearing demand deposits was due to economic conditions associated with the CARES Act, proceeds from the SBA PPP program, and additional stimulus payments made due to pandemic relief to First Guaranty's consumer and business customers. Interest-bearing demand deposits increased $70.7 million, or 8.2%, to $931.1 million at March 31, 2021. The increase in interest-bearing demand deposits was primarily concentrated in public funds interest-bearing demand deposits that increase seasonally in the first quarter of each year. Savings deposits increased $15.8 million, or 9.3%, to $184.7 million at March 31, 2021, primarily related to increases in individual savings deposits. Time deposits decreased $6.6 million, or 0.9%, to $732.3 million at March 31, 2021, primarily due to decreases in business deposits.

As we seek to strengthen our net interest margin and improve our earnings, attracting non-interest-bearing or lower cost deposits will be a primary emphasis. Management will continue to evaluate and update our product mix and related technology in its efforts to attract additional customers. We currently offer a number of deposit products that are competitively priced and designed to attract and retain customers with primary emphasis on noninterest-bearing deposits and other lower cost deposits. For the remaining nine months of 2021, First Guaranty has approximately $149.6 million in non-public funds time deposits that are scheduled to mature and represent an opportunity for repricing to more favorable market terms. This includes approximately $89.9 million in one year time deposits at an average rate of 0.80%, $41.6 million in two year time deposits at an average rate of 2.32%, and approximately $18.1 million in greater than two year time deposits at an average rate of 2.29% that are scheduled to mature in the remaining nine months of 2021. First Guaranty expects to renew the majority of these time deposits at lower market rates.

As of March 31, 2021, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $513.7 million. At March 31, 2021, approximately $363.2 million of First Guaranty's certificates of deposit had a remaining term greater than one year.

The following table compares deposit categories for the periods indicated.

Total Deposits	For the Three Months Ended March 31,			For the Years Ended December 31,
	2021			2020			2019
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$428,310	19.0%	—%	$393,734	19.2%	—%	$262,379	15.7%	—
Interest-bearing Demand	923,925	40.9%	0.7%	722,433	35.3%	0.8%	592,113	35.4%	1.8%
Savings	175,396	7.8%	0.1%	163,332	8.0%	0.2%	115,682	6.9%	0.4%
Time	728,112	32.3%	2.0%	767,075	37.5%	2.2%	703,685	42.0%	2.4%
Total Deposits	$2,255,743	100.0%	0.9%	$2,046,574	100.0%	1.1%	$1,673,859	100.0%	1.7%

Individual and Business Deposits	For the Three Months Ended March 31,			For the Years Ended December 31,
	2021			2020			2019
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$422,151	28.4%	—%	$382,940	27.5%	—	$256,099	23.7%	—
Interest-bearing Demand	354,280	23.8%	0.9%	280,587	20.1%	1.0%	241,290	22.3%	1.4%
Savings	138,360	9.3%	0.1%	127,804	9.2%	0.1%	86,972	8.0%	0.1%
Time	573,978	38.5%	2.3%	600,887	43.2%	2.5%	498,521	46.0%	2.6%
Total Individual and Business Deposits	$1,488,769	100.0%	1.1%	$1,392,218	100.0%	1.3%	$1,082,882	100.0%	1.5%

Public Funds Deposits	For the Three Months Ended March 31,			For the Years Ended December 31,
	2021			2020			2019
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$6,159	0.8%	—%	$10,794	1.7%	—	$6,280	1.1%	—
Interest-bearing Demand	569,645	74.3%	0.6%	441,846	67.5%	0.7%	350,823	59.3%	2.0%
Savings	37,036	4.8%	0.2%	35,528	5.4%	0.4%	28,710	4.9%	1.6%
Time	154,134	20.1%	0.7%	166,188	25.4%	1.1%	205,164	34.7%	2.1%
Total Public Funds Deposits	$766,974	100.0%	0.6%	$654,356	100.0%	0.8%	$590,977	100.0%	1.9%

The following table sets forth the distribution of our time deposit accounts.

(in thousands)	March 31, 2021
Time deposits of less than $100,000	$218,606
Time deposits of $100,000 through $250,000	252,737
Time deposits of more than $250,000	260,917
Total Time Deposits	$732,260

The following table sets forth the maturity of the time deposits at March 31, 2021.

(in thousands)	March 31, 2021
Due in one year or less	$369,110
Due after one year through three years	287,042
Due after three years	76,108
Total Time Deposits	$732,260

At March 31, 2021, public funds deposits totaled $767.7 million compared to $715.3 million at December 31, 2020. Public funds time deposits totaled $157.7 million at March 31, 2021 compared to $158.9 million at December 31, 2020. Public funds deposits increased due to seasonal fluctuations. We have developed a program for the retention and management of public funds deposits. Since the end of 2012, we have maintained public funds deposits in excess of $400.0 million. These deposits are from public entities such as school districts, hospital districts, sheriff departments and municipalities. The majority of these funds are under fiscal agency agreements with terms of three years or less. Deposits under fiscal agency agreements are generally stable but public entities may maintain the ability to negotiate term deposits on a specific basis including with other financial institutions. These deposits generally have stable balances as we maintain both operating accounts and time deposits for these entities. There is a seasonal component to public deposit levels associated with annual tax collections. Public funds will increase at the end of the year and during the first quarter. In addition to seasonal fluctuations, there are monthly fluctuations associated with internal payroll and short-term tax collection accounts for our public funds deposit accounts. Public funds deposit accounts are collateralized by FHLB letters of credit, by expanded reciprocal deposit insurance programs, by Louisiana municipal bonds and by eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac. First Guaranty continues to grow the proportion of its public funds portfolio that is collateralized by reciprocal deposit insurance as an alternative to pledging securities or utilizing FHLB letters of credit. First Guaranty initiated this strategy to more efficiently invest these deposits in higher yielding loans to improve the net interest margin and earnings. Total public funds collateralized by reciprocal deposit insurance programs increased to $237.5 million at March 31, 2021 compared to $217.7 million at December 31, 2020.

The following table sets forth public funds as a percent of total deposits.

(in thousands except for %)	March 31, 2021	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017
Public Funds:
Noninterest-bearing Demand	$6,540	$5,109	$9,944	$6,930	$4,828
Interest-bearing Demand	566,144	514,416	424,732	364,692	389,788
Savings	37,382	36,862	29,570	26,903	20,539
Time	157,670	158,925	146,420	247,004	225,591
Total Public Funds	$767,736	$715,312	$610,666	$645,529	$640,746
Total Deposits	$2,314,670	$2,166,318	$1,853,013	$1,629,622	$1,549,286
Total Public Funds as a percent of Total Deposits	33.2%	33.0%	33.0%	39.6%	41.4%

Borrowings

First Guaranty maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. First Guaranty had $6.2 million in short-term borrowings outstanding at March 31, 2021 compared to $56.1 million at December 31, 2020. First Guaranty redeemed a $50.0 million short-term Federal Home Loan Bank advance in the first quarter of 2021 that had a rate of 0.72% and was acquired in connection with our COVID-19 contingency plans. The short-term borrowings at March 31, 2021 were comprised of repurchase agreements of $6.2 million. First Guaranty has a long term FHLB advance that was acquired from the Union transaction that totaled $3.3 million at March 31, 2021. First Guaranty has a line of credit for $6.5 million with another financial institution, with no outstanding balance at March 31, 2021. First Guaranty did not have any advances under the Federal Reserve Paycheck Protection Program Liquidity Facility ("PPPLF") at March 31, 2021.

First Guaranty had senior long-term debt totaling $40.8 million as of March 31, 2021 and $42.4 million at December 31, 2020. Subsequent to March 31, 2021, First Guaranty paid off $13.2 million in senior long-term debt using proceeds from its preferred stock capital offering.

First Guaranty also had junior subordinated debentures totaling $14.8 million at March 31, 2021 and December 31, 2020.

First Guaranty had $387.1 million in Federal Home Loan Bank letters of credit as of March 31, 2021 compared to $365.8 million at December 31, 2020. Federal Home Loan Bank letters of credit are obtained primarily for collateralizing public deposits.

Total Shareholders' Equity

Total shareholders' equity decreased to $176.3 million at March 31, 2021 from $178.6 million at December 31, 2020. The decrease in shareholders' equity was principally the result of a decrease of $5.8 million in accumulated other comprehensive income that was partially offset by an increase of $3.5 million in retained earnings. The decrease in accumulated other comprehensive income was primarily attributed to the increase in unrealized losses on available for sale securities during the three months ended March 31, 2021. The $3.5 million increase in retained earnings was due to net income of $5.0 million during the three months ended March 31, 2021, partially offset by $1.6 million in cash dividends paid on shares of our common stock.

Results of Operations for the First Quarter Ended March 31, 2021 and 2020

Performance Summary

Three months ended March 31, 2021 compared to the three months ended March 31, 2020. Net income for the three months ended March 31, 2021 was $5.0 million, an increase of $1.2 million, or 31.3%, from $3.8 million for the three months ended March 31, 2020. The increase in net income for the three months ended March 31, 2021 as compared to the prior year period was the result of several factors. First Guaranty experienced an increase in interest income associated with loans, a decrease in interest expense and a decrease in the provision for loan losses. This was partially offset by a decrease in interest income associated with securities, decreased noninterest income and an increase in noninterest expense. Loan interest income increased due to the growth in First Guaranty's loan portfolio, including loan fees recognized as an adjustment to yield from the origination of the SBA guaranteed PPP loans. Interest expense declined due to declines in market interest rates and First Guaranty's plan to reduce interest expense. Interest expense declined in 2021 even after factoring in an increase in deposit balances associated with SBA PPP loans and stimulus payments, and additional borrowings associated with our COVID-19 contingency plans. Factors that partially offset income included decreased securities interest income due to the decrease in the investment portfolio. Noninterest income decreased primarily as a result of a decrease in securities gains. Noninterest expense increased primarily associated with occupancy and equipment expense. Earnings per common share for the three months ended March 31, 2021 was $0.52 per common share, an increase of 33.3% or $0.13 per common share from $0.39 per common share for the three months ended March 31, 2020. Earnings per share was affected by the increase in earnings.

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

Three months ended March 31, 2021 compared to the three months ended March 31, 2020. Net interest income for the three months ended March 31, 2021 and 2020 was $19.6 million and $17.9 million, respectively. The increase in net interest income for the three months ended March 31, 2021 as compared to the prior year period was primarily due to an increase in the average balance of our total interest-earning assets, and a decrease in the average rate of our total interest-bearing liabilities, partially offset by a decrease in the average yield of our total interest-earning assets and an increase in the average balance of our total interest-bearing liabilities. For the three months ended March 31, 2021, the average balance of our total interest-earning assets increased by $423.6 million to $2.4 billion due to the COVID-19 related lending activities, including SBA PPP loans, increased cash and due balances, and strong growth in commercial leases and our other loan portfolios. The average yield of our interest-earning assets decreased by 86 basis points to 4.20% for the three months ended March 31, 2021 from 5.06% for the three months ended March 31, 2020 due to the general decline in market interest rates. For the three months ended March 31, 2021, the average balance of our total interest-bearing liabilities increased by $292.4 million to $1.9 billion, and the average rate of our total interest-bearing liabilities decreased by 64 basis points to 1.21% for the three months ended March 31, 2021 from 1.85% for the three months ended March 31, 2020. As a result, our net interest rate spread decreased 22 basis points to 2.99% for the three months ended March 31, 2021 from 3.21% for the three months ended March 31, 2020. Our net interest margin decreased 32 basis points to 3.25% for the three months ended March 31, 2021 from 3.57% for the three months ended March 31, 2020.

Interest Income

Three months ended March 31, 2021 compared to the three months ended March 31, 2020. Interest income decreased $0.1 million, or 0.4%, to $25.3 million for the three months ended March 31, 2021 as compared to the prior year period. First Guaranty's loan portfolio expanded during the first quarter of 2021 due to growth associated with our loan originations, including commercial leases. These factors contributed to the change in interest income as the yield of interest-earning assets decreased due to the decline in market interest rates, partially offset by an increase in the average balance of our total interest-earning assets, primarily associated with loans. The average yield of interest-earning assets decreased by 86 basis points to 4.20% for the three months ended March 31, 2021 compared to 5.06% for the three months ended March 31, 2020. The average balance of our interest-earning assets increased $423.6 million to $2.4 billion for the three months ended March 31, 2021 as compared to the prior year.

Interest income on securities decreased $1.2 million to $1.5 million for the three months ended March 31, 2021 as compared to the prior year period primarily as a result of a decrease in average balances. The average balance of securities decreased $156.0 million to $257.8 million for the three months ended March 31, 2021 from $413.7 million for the three months ended March 31, 2020 primarily due to a decrease in the average balance of our mortgage-backed securities and corporate securities that were sold in the fourth quarter of 2020. The average yield on securities decreased 27 basis points to 2.40% for the three months ended March 31, 2021 compared to 2.67% for the three months ended March 31, 2020 due to the decrease in market interest rates.

Interest income on loans increased $1.3 million, or 5.7%, to $23.8 million for the three months ended March 31, 2021 as compared to the prior year period as a result of an increase in the average balance of loans. The average balance of loans (excluding loans held for sale) increased by $397.3 million to $1.9 billion for the three months ended March 31, 2021 from $1.5 billion for the three months ended March 31, 2020 as a result of new loan originations. The average yield on loans (excluding loans held for sale) decreased by 92 basis points to 5.04% for the three months ended March 31, 2021 from 5.96% for the three months ended March 31, 2020 due to the decrease in market interest rates and the impact of SBA PPP loans.

Interest Expense

Three months ended March 31, 2021 compared to the three months ended March 31, 2020. Interest expense decreased $1.8 million, or 23.6%, to $5.7 million for the three months ended March 31, 2021 from $7.5 million for the three months ended March 31, 2020 due primarily to a decrease in market interest rates partially offset by an increase in the average balance of interest-bearing liabilities. The average rate of interest-bearing demand deposits decreased by 61 basis points during the three months ended March 31, 2021 to 0.70% as compared to the prior year period. The decrease in the average rate on interest-bearing demand deposits was due to those deposits, primarily public funds accounts and brokered money market deposits, whose rates are contractually tied to national index rates such as the U.S. Federal Funds rate or short-term U.S. Treasury rates that declined during the current period. The average rate of time deposits decreased 46 basis points during the three months ended March 31, 2021 to 1.96% as compared to the prior year period. The decrease in the average rate of time deposits was due to significant decline in market interest primarily associated with the economic conditions from the COVID-19 pandemic. Partially offsetting the decrease in interest expense was an increase in the average balance of interest-bearing liabilities, which increased by $292.4 million during the three months ended March 31, 2021 to $1.9 billion as compared to the prior year period. This increase was a result of a $276.5 million increase in the average balance of interest-bearing demand deposits, a $30.4 million increase in the average balance of savings deposits, and a $16.2 million increase in the average balance of borrowings. These increases were partially offset by a $30.7 million decrease in the average balance of time deposits.

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

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(in thousands except for %)	Average Balance	Interest	Yield/Rate (6)	Average Balance	Interest	Yield/Rate (6)
Assets
Interest-earning assets:
Interest-earning deposits with banks(1)	$275,360	$66	0.10%	$92,806	$235	1.02%
Securities (including FHLB stock)	257,763	1,525	2.40%	413,718	2,743	2.67%
Federal funds sold	448	—	—%	571	—	—%
Loans held for sale	—	—	—%	223	3	5.69%
Loans, net of unearned income	1,911,914	23,750	5.04%	1,514,573	22,457	5.96%
Total interest-earning assets	2,445,485	$25,341	4.20%	2,021,891	$25,438	5.06%

Noninterest-earning assets:
Cash and due from banks	11,656			12,382
Premises and equipment, net	60,226			57,142
Other assets	25,141			34,010
Total Assets	$2,542,508			$2,125,425

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$923,925	$1,595	0.70%	$647,432	$2,110	1.31%
Savings deposits	175,396	52	0.12%	145,024	116	0.32%
Time deposits	728,112	3,520	1.96%	758,807	4,560	2.42%
Borrowings	96,257	572	2.41%	80,046	728	3.66%
Total interest-bearing liabilities	1,923,690	$5,739	1.21%	1,631,309	$7,514	1.85%

Noninterest-bearing liabilities:
Demand deposits	428,310			312,160
Other	10,460			11,058
Total Liabilities	2,362,460			1,954,527

Shareholders' equity	180,048			170,898
Total Liabilities and Shareholders' Equity	$2,542,508			$2,125,425
Net interest income		$19,602			$17,924

Net interest rate spread (2)			2.99%			3.21%
Net interest-earning assets (3)	$521,795			$390,582
Net interest margin (4), (5)			3.25%			3.57%

Average interest-earning assets to interest-bearing liabilities			127.12%			123.94%

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
(5)The tax adjusted net interest margin was 3.26% and 3.57% for the above periods ended March 31, 2021 and 2020, respectively. A 21% tax rate was used to calculate the effect on securities income from tax exempt securities for the above periods ended March 31, 2021 and 2020, respectively.
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

We recorded a $0.6 million provision for loan losses for the three months ended March 31, 2021 compared to $1.2 million for the same period in 2020. The decrease in the provision was attributable to the evaluation of the loan portfolio at March 31, 2021. Total charge-offs were $0.4 million for the three months ended March 31, 2021 and $0.3 million for the same period in 2020.
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

Noninterest income totaled $2.3 million for the three months ended March 31, 2021, a decrease of $0.1 million from $2.4 million for the three months ended March 31, 2020. The decrease was primarily due to decreased gains on the sale of securities. Service charges, commissions and fees totaled $0.7 million for the three months ended March 31, 2021 and 2020. ATM and debit card fees totaled $0.8 million for the three months ended March 31, 2021 and $0.6 million for the same period in 2020. Net securities gains were $0.1 million for the three months ended March 31, 2021 and $0.5 million for the same period in 2020. The gains on securities sales primarily occurred as First Guaranty sold investment securities in order to fund loan growth and convert unrealized gains into realized earnings. Net gains on the sale of loans were $34,000 for the three months ended March 31, 2021 and $16,000 for the same period in 2020. Other noninterest income totaled $0.6 million for the three months ended March 31, 2021 and 2020, respectively.

Noninterest Expense

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense and other types of expenses. Noninterest expense totaled $15.0 million for the three months ended March 31, 2021 and $14.3 million for the three months ended March 31, 2020. Salaries and benefits expense totaled $7.5 million for the three months ended March 31, 2021 and $7.4 million for the three months ended March 31, 2020. The increase was primarily due to the increase in personnel expense from new hires. Occupancy and equipment expense totaled $2.3 million for the three months ended March 31, 2021 and $1.8 million for the same period in 2020. Other noninterest expense totaled $5.1 million for the three months ended March 31, 2021 and 2020.

The following table presents, for the periods indicated, the major categories of other noninterest expense:

	Three Months Ended March 31,
(in thousands)	2021	2020
Other noninterest expense:
Legal and professional fees	$666	$598
Data processing	540	1,244
ATM fees	422	303
Marketing and public relations	433	224
Taxes - sales, capital, and franchise	343	335
Operating supplies	225	256
Software expense and amortization	665	408
Travel and lodging	142	239
Telephone	119	50
Amortization of core deposit intangibles	208	178
Donations	122	115
Net costs from other real estate and repossessions	110	90
Regulatory assessment	465	316
Other	672	711
Total other noninterest expense	$5,132	$5,067

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other non-deductible expenses and the statutory tax rate. The provision for income taxes for the three months ended March 31, 2021 and 2020 was $1.3 million and $1.0 million, respectively. The provision for income taxes increased due to an increase in income before income taxes. First Guaranty's statutory tax rate was 21.0% for the three months ended March 31, 2021 and 2020, respectively.

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

First Guaranty's cash and cash equivalents totaled $291.1 million at March 31, 2021 compared to $299.6 million at December 31, 2020. Loans maturing within one year or less at March 31, 2021 totaled $284.1 million. At March 31, 2021, time deposits maturing within one year or less totaled $369.1 million compared to $355.1 million at December 31, 2020. Time deposits maturing after one year through three years totaled $287.0 million at March 31, 2021 compared to $234.1 million at December 31, 2020. Time deposits maturing after three years totaled $76.1 million at March 31, 2021 compared to $136.5 million at December 31, 2020. First Guaranty's held to maturity ("HTM") portfolio at March 31, 2021 was $152.9 million, or 69.3% of the investment portfolio, compared to $0 at December 31, 2020. First Guaranty's available for sale ("AFS") portfolio was $67.7 million, or 30.7% of the investment portfolio as of March 31, 2021 compared to $238.5 million, or 100% of the investment portfolio at December 31, 2020. The majority of the AFS portfolio was comprised of U.S. Government Agencies, municipal bonds and investment grade corporate bonds. Management believes these securities are readily marketable and enhance First Guaranty's liquidity.

First Guaranty maintained a net borrowing capacity at the Federal Home Loan Bank totaling $222.6 million and $161.2 million at March 31, 2021 and December 31, 2020, respectively with $3.3 million in FHLB advances outstanding at March 31, 2021 compared to $53.4 million at December 31, 2020, respectively. The advances outstanding at December 31, 2020 were comprised of a short-term advance that was originated in response to the COVID-19 pandemic that totaled $50.0 million and a long-term advance that totaled $3.4 million. First Guaranty paid off the short-term advance acquired in response to the COVID-19 pandemic during the first quarter of 2021. At March 31, 2021, First Guaranty maintained the $3.3 million long-term FHLB advance acquired from the Union acquisition. The change in borrowing capacity with the Federal Home Loan Bank was due to changes in the value that First Guaranty receives on pledged collateral and due to First Guaranty's usage of the line. First Guaranty also has a discount window line with the Federal Reserve Bank. We also maintain federal funds lines of credit at various correspondent banks with borrowing capacity of $100.5 million and a revolving line of credit for $6.5 million secured by a pledge of the Bank's common stock, with no outstanding balance at March 31, 2021. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources

First Guaranty's capital position is reflected in shareholders' equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total shareholders' equity decreased to $176.3 million at March 31, 2021 from $178.6 million at December 31, 2020. The decrease in shareholders' equity was principally the result of a decrease of $5.8 million in accumulated other comprehensive income that was partially offset by an increase of $3.5 million in retained earnings. The decrease in accumulated other comprehensive income was primarily attributed to the increase in unrealized losses on available for sale securities during the three months ended March 31, 2021.The $3.5 million increase in retained earnings was due to net income of $5.0 million during the three month period ended March 31, 2021, partially offset by $1.6 million in cash dividends paid on our common stock.

Preferred Stock Offering

On April 27, 2021, First Guaranty issued 34,500 shares of 6.75% Series A Fixed-Rate Non-Cumulative Perpetual Preferred Stock, par value $1,000 per share, with a liquidation preference of $1,000 per share through an underwritten public offering of 1,380,000 depositary shares, each representing a 1/40th ownership interest in a share of the Series A Preferred Stock. Total gross proceeds from the preferred stock offering were $34.5 million. Net proceeds after underwriting discounts and offering expenses were approximately $33.1 million. The net proceeds will be used for general corporate purposes, including investments in First Guaranty Bank and potential strategic acquisitions.

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

In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of March 31, 2021, the Bank's capital conservation buffer was 3.54% exceeding the minimum of 2.50%.

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

In addition, as a result of the legislation, the federal banking agencies have developed a "Community Bank Leverage Ratio" (the ratio of a bank's Tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A "qualifying community bank" that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered "well capitalized" under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution's risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the new Community Bank Leverage Ratio at 9%. Pursuant to the CARES Act, the federal banking agencies set the Community Bank Leverage Ratio at 8% beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the Community Bank Leverage Ratio increased to 8.5% for the calendar year. Community banks will have until January 1, 2022, before the Community Bank Leverage Ratio requirement will return to 9%. A financial institution can elect to be subject to this new definition. As of March 31, 2021, the Bank did not elect to follow the Community Bank Leverage Ratio.

At March 31, 2021, we satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.

	"Well Capitalized Minimums"	As of March 31, 2021	As of December 31, 2020
Bank:
Tier 1 Leverage Ratio	5.00%	8.36%	8.58%
Tier 1 Risk-based Capital Ratio	8.00%	10.33%	10.97%
Total Risk-based Capital Ratio	10.00%	11.54%	12.22%
Common Equity Tier One Capital Ratio	6.50%	10.33%	10.97%

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

The following interest sensitivity analysis is one measurement of interest rate risk. This analysis reflects the contractual maturity characteristics of assets and liabilities over various time periods. This analysis does not factor in prepayments or interest rate floors on loans which may significantly change the report. This table includes nonaccrual loans in their respective maturity periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at March 31, 2021 illustrated below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

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

	March 31, 2021
	Interest Sensitivity Within
(in thousands except for %)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$585,568	$163,399	$748,967	$1,217,465	$1,966,432
Securities (including FHLB stock)	5,879	545	6,424	215,391	221,815
Federal Funds Sold	185	—	185	—	185
Other earning assets	277,120	—	277,120	—	277,120
Total earning assets	$868,752	$163,944	$1,032,696	$1,432,856	$2,465,552

Source of Funds:
Interest-bearing accounts:
Demand deposits	$931,069	$—	$931,069	$—	$931,069
Savings deposits	184,669	—	184,669	—	184,669
Time deposits	204,725	164,385	369,110	363,150	732,260
Short-term borrowings	—	—	—	5,954	5,954
Senior long-term debt	40,844	—	40,844	3,327	44,171
Junior subordinated debt	—	—	—	14,787	14,787
Noninterest-bearing, net	—	—	—	552,642	552,642
Total source of funds	$1,361,307	$164,385	$1,525,692	$939,860	$2,465,552

Period gap	$(492,555)	$(441)	$(492,996)	$492,996
Cumulative gap	$(492,555)	$(492,996)	$(492,996)	$—

Cumulative gap as a percent of earning assets	(20.0)%	(20.0)%	(20.0)%

Net interest income at risk measures the risk of a decline in earnings due to changes in interest rates. The first table below presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in the yield curve over a 12-month horizon at March 31, 2021. Shifts are measured in 100 basis point increments (+400 through -100 basis points) from base case. We do not present shifts less than 25 basis points because of the current low interest rate environment. The base case scenario encompasses key assumptions for asset/liability mix, loan and deposit growth, pricing, prepayment speeds, deposit decay rates, securities portfolio cash flows and reinvestment strategy and the market value of certain assets under the various interest rate scenarios. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous shocks are performed against that yield curve. The second table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from a gradual shift in the yield curve over a 12 month horizon.

Instantaneous Changes in Interest Rates (In Basis Points)	Percent Change In Net Interest Income
400	2.02%
300	1.17%
200	0.58%
100	0.22%
Base	—%
(25)	2.02%

Gradual Change in Interest Rates (In Basis Points)	Percent Change In Net Interest Income
400	(0.52)%
300	(0.32)%
200	(0.12)%
100	0.19%
Base	—%
(25)	2.21%

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

First Guaranty is subject to various legal proceedings in the normal course of its business. First Guaranty assesses its liabilities and contingencies in connection with outstanding legal proceedings. Where it is probable that First Guaranty will incur a loss and the amount of the loss can be reasonably estimated, First Guaranty records a liability in its consolidated financial statements. First Guaranty does not record a loss if the loss is not probable or the amount of the loss is not estimable. First Guaranty is a defendant in a lawsuit alleging overpayment of interest on a loan with a possible loss range of $0.0 million to $0.5 million. Judgment has been rendered against First Guaranty for the full amount, but First Guaranty is exercising its appeal rights. First Guaranty had an accrued liability of $0.1 million at March 31, 2021 related to this lawsuit. First Guaranty is also a defendant in a lawsuit alleging fault for a loss of funds by a customer with a possible loss range of $0.0 million to $1.5 million. No accrued liability has been recorded related to this lawsuit.

Item 1A. Risk Factors

There has been no material changes to our risk factors as disclosed in First Guaranty's Annual Report on Form 10-K.

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

FIRST GUARANTY BANCSHARES, INC.

Date: May 10, 2021	By: /s/ Alton B. Lewis
Alton B. Lewis
Principal Executive Officer

Date: May 10, 2021	By: /s/ Eric J. Dosch
Eric J. Dosch
Principal Financial Officer
Secretary and Treasurer