Form 10-Q
period 2021-09-30
First Guaranty Bancshares, Inc.
filed 2021-11-09
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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
Yes ☐ No ☒

As of November 8, 2021 the registrant had 9,741,253 shares of $1 par value common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.     Consolidated Financial Statements
FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents:
Cash and due from banks	$269,617	$298,903
Federal funds sold	160	702
Cash and cash equivalents	269,777	299,605

Investment securities:
Available for sale, at fair value	226,814	238,548
Held to maturity, at cost (estimated fair value of $152,235 and $0 respectively)	153,333	—
Investment securities	380,147	238,548

Federal Home Loan Bank stock, at cost	1,358	3,351
Loans held for sale	—	—

Loans, net of unearned income	2,073,461	1,844,135
Less: allowance for loan losses	25,338	24,518
Net loans	2,048,123	1,819,617

Premises and equipment, net	59,312	59,892
Goodwill	12,900	12,900
Intangible assets, net	6,027	6,587
Other real estate, net	2,531	2,240
Accrued interest receivable	14,097	11,933
Other assets	30,232	18,405
Total Assets	$2,824,504	$2,473,078

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$499,649	$411,416
Interest-bearing demand	1,245,969	860,394
Savings	200,094	168,879
Time	598,662	725,629
Total deposits	2,544,374	2,166,318

Short-term borrowings	—	50,000
Repurchase agreements	6,079	6,121
Accrued interest payable	4,304	5,292
Long-term advances from Federal Home Loan Bank	3,248	3,366
Senior long-term debt	25,981	42,366
Junior subordinated debentures	14,807	14,777
Other liabilities	6,626	6,247
Total Liabilities	2,605,419	2,294,487

Shareholders' Equity
Preferred stock, Series A - $1,000 par value - 100,000 shares authorized
Non-cumulative perpetual; 34,500 and 0 shares issued and outstanding, respectively	33,058	—
Common stock, $1 par value - authorized 100,600,000 shares; issued 9,741,253 shares	9,741	9,741
Surplus	110,836	110,836
Retained earnings	71,136	57,367
Accumulated other comprehensive (loss) income	(5,686)	647
Total Shareholders' Equity	219,085	178,591
Total Liabilities and Shareholders' Equity	$2,824,504	$2,473,078
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2021	2020	2021	2020
Interest Income:
Loans (including fees)	$26,685	$22,519	$75,629	$67,420
Deposits with other banks	69	51	210	348
Securities (including FHLB stock)	2,660	2,605	5,904	8,162
Total Interest Income	29,414	25,175	81,743	75,930

Interest Expense:
Demand deposits	1,983	1,291	5,222	4,645
Savings deposits	50	62	152	210
Time deposits	3,079	4,139	9,930	13,137
Borrowings	470	644	1,558	2,136
Total Interest Expense	5,582	6,136	16,862	20,128

Net Interest Income	23,832	19,039	64,881	55,802
Less: Provision for loan losses	304	1,545	1,812	4,626
Net Interest Income after Provision for Loan Losses	23,528	17,494	63,069	51,176

Noninterest Income:
Service charges, commissions and fees	556	652	1,934	1,852
ATM and debit card fees	874	818	2,649	2,233
Net (losses) gains on securities	(184)	789	876	2,631
Net gains on sale of loans	110	679	435	974
Other	706	612	2,092	1,612
Total Noninterest Income	2,062	3,550	7,986	9,302

Noninterest Expense:
Salaries and employee benefits	8,131	7,254	23,678	22,189
Occupancy and equipment expense	2,227	1,922	6,746	5,616
Other	5,394	5,342	16,340	14,806
Total Noninterest Expense	15,752	14,518	46,764	42,611

Income Before Income Taxes	9,838	6,526	24,291	17,867
Less: Provision for income taxes	2,047	1,344	5,043	3,676
Net Income	7,791	5,182	19,248	14,191
Less: Preferred stock dividends	582	—	802	—
Net Income Available to Common Shareholders	$7,209	$5,182	$18,446	$14,191

Per Common Share:
Earnings	$0.74	$0.53	$1.89	$1.46
Cash dividends paid	$0.16	$0.16	$0.48	$0.48

Weighted Average Common Shares Outstanding	9,741,253	9,741,253	9,741,253	9,741,253
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net Income	$7,791	$5,182	$19,248	$14,191
Other comprehensive income:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(1,327)	2,336	(7,140)	14,254
Reclassification adjustments for losses (gains) included in net income	184	(789)	(876)	(2,631)
Reclassification of OTTI losses included in net income	—	50	—	100
Change in unrealized (losses) gains on securities	(1,143)	1,597	(8,016)	11,723
Tax impact	240	(335)	1,683	(2,462)
Other comprehensive (loss) income	(903)	1,262	(6,333)	9,261
Comprehensive Income	$6,888	$6,444	$12,915	$23,452
 See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

	Preferred Stock $1,000 Par	Common Stock $1 Par	Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
(in thousands, except per share data)
Balance December 31, 2019	$—	$9,741	$110,836	$43,283	$2,175	$166,035
Net income	—	—	—	14,191	—	14,191
Other comprehensive income	—	—	—	—	9,261	9,261
Cash dividends on common stock ($0.48 per share)	—	—	—	(4,676)	—	(4,676)
Balance September 30, 2020 (unaudited)	$—	$9,741	$110,836	$52,798	$11,436	$184,811

Balance December 31, 2020	$—	$9,741	$110,836	$57,367	$647	$178,591
Net income	—	—	—	19,248	—	19,248
Other comprehensive income	—	—	—	—	(6,333)	(6,333)
Preferred stock issued, 34,500 shares, net of costs	33,058	—	—	—	—	33,058
Preferred stock dividends	—	—	—	(802)	—	(802)
Cash dividends on common stock ($0.48 per share)	—	—	—	(4,677)	—	(4,677)
Balance September 30, 2021 (unaudited)	$33,058	$9,741	$110,836	$71,136	$(5,686)	$219,085
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash Flows From Operating Activities
Net income	$19,248	$14,191
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,812	4,626
Depreciation and amortization	3,414	2,512
Amortization/Accretion of investments	(284)	2,245
(Gain) sale/call of securities	(876)	(2,631)
Other Than Temporary Impairment Charge on Securities	—	100
Gain on sale of assets	(458)	(966)
Repossessed asset write downs, gains and losses on dispositions	245	869
FHLB stock dividends	(12)	(28)
Net (increase) decrease in loans held for sale	—	(235)
Change in other assets and liabilities, net	(14,159)	(6,365)
Net Cash Provided By Operating Activities	8,930	14,318

Cash Flows From Investing Activities
Proceeds from maturities, calls and sales of HTM securities	—	34,022
Proceeds from maturities, calls and sales of AFS securities	396,951	577,801
Funds invested in AFS securities	(545,593)	(589,619)
Funds invested in preferred securities	(1,000)	—
Proceeds from redemption of preferred securities	1,500	—
Proceeds from sale/redemption of Federal Home Loan Bank stock	2,160	—
Funds invested in Federal Home Loan Bank stock	(155)	—
Net increase in loans	(230,409)	(276,143)
Purchase of premises and equipment	(2,026)	(4,272)
Proceeds from sales of premises and equipment	77	80
Proceeds from sales of other real estate owned	627	988
Net Cash Used In Investing Activities	(377,868)	(257,143)

Cash Flows From Financing Activities
Net increase in deposits	378,056	340,136
Net (decrease) increase in federal funds purchased and short-term borrowings	(50,042)	36,976
Repayment of long-term borrowings	(16,483)	(4,730)
Net proceeds from issuance of preferred stock	33,058	—
Dividends paid on preferred stock	(802)	—
Dividends paid on common stock	(4,677)	(4,676)
Net Cash Provided By Financing Activities	339,110	367,706

Net (Decrease) Increase In Cash and Cash Equivalents	(29,828)	124,881
Cash and Cash Equivalents at the Beginning of the Period	299,605	67,425
Cash and Cash Equivalents at the End of the Period	$269,777	$192,306

Noncash Activities:
Acquisition of real estate in settlement of loans	$1,163	$319
Transfer of securities from HTM to AFS	$—	$52,553
Transfer of securities from AFS to HTM	$160,014	$—

Cash Paid During The Period:
Interest on deposits and borrowed funds	$17,850	$20,817
Federal income taxes	$6,900	$4,808
State income taxes	$47	$25
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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations at September 30, 2021 and for the three and nine month periods ended September 30, 2021 and 2020 are not necessarily indicative of the results expected for the full year or any other interim period. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and the valuation of investment securities.

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

Note 3. Securities

A summary comparison of securities by type at September 30, 2021 and December 31, 2020 is shown below.

	September 30, 2021				December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasuries	$—	$—	$—	$—	$3,000	$—	$—	$3,000
U.S. Government Agencies	116,732	160	(43)	116,849	169,986	77	(405)	169,658
Corporate debt securities	99,970	871	(1,448)	99,393	36,153	604	(268)	36,489
Municipal bonds	9,701	167	—	9,868	27,381	781	—	28,162
Mortgage-backed securities	687	17	—	704	1,208	31	—	1,239
Total available for sale securities	$227,090	$1,215	$(1,491)	$226,814	$237,728	$1,493	$(673)	$238,548

Held to maturity:
U.S. Government Agencies	$153,333	$22	$(1,120)	$152,235	$—	$—	$—	$—
Total held to maturity securities	$153,333	$22	$(1,120)	$152,235	$—	$—	$—	$—

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

The scheduled maturities of securities at September 30, 2021, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to calls or prepayments. Mortgage-backed securities are not due at a single maturity because of amortization and potential prepayment of the underlying mortgages. For this reason they are presented separately in the maturity table below:

	At September 30, 2021
(in thousands)	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$452	$454
Due after one year through five years	3,471	3,405
Due after five years through 10 years	100,367	99,918
Over 10 years	122,113	122,333
Subtotal	226,403	226,110
Mortgage-backed securities	687	704
Total available for sale securities	$227,090	$226,814

Held to maturity:
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through 10 years	19,412	19,297
Over 10 years	133,921	132,938
Total held to maturity securities	$153,333	$152,235

At September 30, 2021, $226.7 million of First Guaranty's securities were pledged to secure public funds deposits and borrowings. The pledged securities had a market value of $226.0 million as of September 30, 2021.

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at September 30, 2021.

				At September 30, 2021
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	—	$—	$—	—	$—	$—	—	$—	$—
U.S. Government Agencies	2	24,957	(43)	—	—	—	2	24,957	(43)
Corporate debt securities	73	67,994	(1,297)	2	471	(151)	75	68,465	(1,448)
Municipal bonds	1	66	—	—	—	—	1	66	—
Mortgage-backed securities	—	—	—	6	9	—	6	9	—
Total available for sale securities	76	$93,017	$(1,340)	8	$480	$(151)	84	$93,497	$(1,491)

Held to maturity:
U.S. Government Agencies	15	$147,429	$(1,120)	—	$—	$—	15	$147,429	$(1,120)
Total held to maturity securities	15	$147,429	$(1,120)	—	$—	$—	15	$147,429	$(1,120)

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

As of September 30, 2021, 99 of First Guaranty's debt securities had unrealized losses totaling 1.1% of the individual securities' amortized cost basis and 0.7% of First Guaranty's total amortized cost basis of the investment securities portfolio. 8 of the 99 securities had been in a continuous loss position for over 12 months at such date. The 8 securities had an aggregate amortized cost basis of $0.6 million and an unrealized loss of $0.2 million at September 30, 2021. Management has the intent and ability to hold these debt securities until maturity or until anticipated recovery.

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

Corporate debt securities in a loss position consist primarily of corporate bonds issued by businesses in the financial, insurance, utility, manufacturing, industrial, consumer products and oil and gas industries. There were no securities with an other-than-temporary impairment loss at September 30, 2021. First Guaranty believes that the remaining issuers will be able to fulfill the obligations of these securities based on evaluations described above. First Guaranty has the ability and intent to hold these securities until they recover, which could be at their maturity dates.

There were no other-than-temporary impairment losses recognized on securities during the nine months ended September 30, 2021. There was one other-than-temporary impairment loss of $100,000 recognized on securities during the nine months ended September 30, 2020.

The following table presents a roll-forward of the amount of credit losses on debt securities held by First Guaranty for which a portion of OTTI was recognized in other comprehensive income for the nine months ended September 30, 2021 and 2020:

(in thousands)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Beginning balance of credit losses at end of prior year	$100	$—
Other-than-temporary impairment credit losses on securities not previously OTTI	—	100
Increases for additional credit losses on securities previously determined to be OTTI	—	—
Reduction for increases in cash flows	—	—
Reduction due to credit impaired securities sold or fully settled	(100)	—
Ending balance of cumulative credit losses recognized in earnings at end of period	$—	$100

In the first nine months of 2021 there were no other-than-temporary impairment credit losses on securities for which we had previously recognized OTTI. For securities that have indications of credit related impairment, management analyzes future expected cash flows to determine if any credit related impairment is evident. Estimated cash flows are determined using management's best estimate of future cash flows based on specific assumptions. The assumptions used to determine the cash flows were based on estimates of loss severity and credit default probabilities. Management reviews reports from credit rating agencies and public filings of issuers.

At September 30, 2021, First Guaranty's exposure to bond issuers that exceeded 10% of shareholders' equity is below:

	At September 30, 2021
(in thousands)	Amortized Cost	Fair Value
Federal Home Loan Bank (FHLB)	33,327	33,306
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	95,209	94,507
Federal Farm Credit Bank (FFCB)	142,213	141,973
Total	$270,749	$269,786

Note 4. Loans

The following table summarizes the components of First Guaranty's loan portfolio as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$165,090	7.9%	$150,841	8.2%
Farmland	28,008	1.4%	26,880	1.4%
1- 4 Family	287,668	13.8%	271,236	14.7%
Multifamily	102,478	4.9%	45,932	2.5%
Non-farm non-residential	850,614	40.9%	824,137	44.6%
Total Real Estate	1,433,858	68.9%	1,319,026	71.4%
Non-Real Estate:
Agricultural	36,215	1.7%	28,335	1.5%
Commercial and industrial (1)	343,428	16.5%	353,028	19.1%
Consumer and other (2)	267,683	12.9%	148,783	8.0%
Total Non-Real Estate	647,326	31.1%	530,146	28.6%
Total Loans Before Unearned Income	2,081,184	100.0%	1,849,172	100.0%
Unearned income	(7,723)		(5,037)
Total Loans Net of Unearned Income	$2,073,461		$1,844,135

(1) Includes PPP loans fully guaranteed by the SBA of $43.2 million and $92.3 million at September 30, 2021 and December 31, 2020, respectively.
(2) Includes equipment financing leases of $223.6 million and $104.1 million at September 30, 2021 and December 31, 2020, respectively.

The following table summarizes fixed and floating rate loans by contractual maturity, excluding nonaccrual loans, as of September 30, 2021 and December 31, 2020 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	September 30, 2021			December 31, 2020
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$240,272	$94,384	$334,656	$186,252	$79,680	$265,932
More than one to five years	813,968	408,852	1,222,820	740,358	368,259	1,108,617
More than five to 15 years	144,262	108,741	253,003	128,860	91,032	219,892
Over 15 years	174,645	78,309	252,954	146,830	92,325	239,155
Subtotal	$1,373,147	$690,286	2,063,433	$1,202,300	$631,296	1,833,596
Nonaccrual loans			17,751			15,576
Total Loans Before Unearned Income			2,081,184			1,849,172
Unearned income			(7,723)			(5,037)
Total Loans Net of Unearned Income			$2,073,461			$1,844,135

As of September 30, 2021, $338.1 million of floating rate loans were at their interest rate floor. At December 31, 2020, $305.0 million of floating rate loans were at their interest rate floor. Nonaccrual loans have been excluded from these totals.

The following tables present the age analysis of past due loans at September 30, 2021 and December 31, 2020:

	As of September 30, 2021
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$1,039	$623	$1,662	$163,428	$165,090	$—
Farmland	—	791	791	27,217	28,008	—
1- 4 family	2,519	4,374	6,893	280,775	287,668	1,340
Multifamily	258	—	258	102,220	102,478	—
Non-farm non-residential	5,374	10,331	15,705	834,909	850,614	739
Total Real Estate	9,190	16,119	25,309	1,408,549	1,433,858	2,079
Non-Real Estate:
Agricultural	64	2,416	2,480	33,735	36,215	—
Commercial and industrial	1,178	1,137	2,315	341,113	343,428	521
Consumer and other	853	679	1,532	266,151	267,683	—
Total Non-Real Estate	2,095	4,232	6,327	640,999	647,326	521
Total Loans Before Unearned Income	$11,285	$20,351	$31,636	$2,049,548	$2,081,184	$2,600
Unearned income					(7,723)
Total Loans Net of Unearned Income					$2,073,461

	As of December 31, 2020
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$8,088	$1,621	$9,709	$141,132	$150,841	$1,000
Farmland	227	857	1,084	25,796	26,880	—
1- 4 family	6,050	7,207	13,257	257,979	271,236	4,980
Multifamily	190	366	556	45,376	45,932	366
Non-farm non-residential	15,792	12,148	27,940	796,197	824,137	4,699
Total Real Estate	30,347	22,199	52,546	1,266,480	1,319,026	11,045
Non-Real Estate:
Agricultural	143	3,539	3,682	24,653	28,335	67
Commercial and industrial	663	2,557	3,220	349,808	353,028	1,856
Consumer and other	1,176	372	1,548	147,235	148,783	123
Total Non-Real Estate	1,982	6,468	8,450	521,696	530,146	2,046
Total Loans Before Unearned Income	$32,329	$28,667	$60,996	$1,788,176	$1,849,172	$13,091
Unearned income					(5,037)
Total Loans Net of Unearned Income					$1,844,135

The tables above include $17.8 million and $15.6 million of nonaccrual loans at September 30, 2021 and December 31, 2020, respectively. See the tables below for more detail on nonaccrual loans.

The following is a summary of nonaccrual loans by class at the dates indicated:

(in thousands)	As of September 30, 2021	As of December 31, 2020
Real Estate:
Construction & land development	$623	$621
Farmland	791	857
1- 4 family	3,034	2,227
Multifamily	—	—
Non-farm non-residential	9,592	7,449
Total Real Estate	14,040	11,154
Non-Real Estate:
Agricultural	2,416	3,472
Commercial and industrial	616	701
Consumer and other	679	249
Total Non-Real Estate	3,711	4,422
Total Nonaccrual Loans	$17,751	$15,576

The following table identifies the credit exposure of the loan portfolio, including loans acquired with deteriorated credit quality, by specific credit ratings as of the dates indicated:

	As of September 30, 2021					As of December 31, 2020
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Construction & land development	$132,007	$31,721	$1,362	$—	$165,090	$139,032	$10,785	$1,024	$—	$150,841
Farmland	23,873	40	4,095	—	28,008	22,822	46	4,012	—	26,880
1- 4 family	265,737	11,011	10,920	—	287,668	251,315	7,252	12,669	—	271,236
Multifamily	92,330	2,237	7,911	—	102,478	36,146	1,841	7,945	—	45,932
Non-farm non-residential	751,396	77,997	21,221	—	850,614	756,760	51,355	16,022	—	824,137
Total Real Estate	1,265,343	123,006	45,509	—	1,433,858	1,206,075	71,279	41,672	—	1,319,026
Non-Real Estate:
Agricultural	33,392	90	2,733	—	36,215	24,180	92	4,063	—	28,335
Commercial and industrial	300,576	33,392	9,460	—	343,428	321,957	27,388	3,683	—	353,028
Consumer and other	266,178	498	1,007	—	267,683	147,697	442	644	—	148,783
Total Non-Real Estate	600,146	33,980	13,200	—	647,326	493,834	27,922	8,390	—	530,146
Total Loans Before Unearned Income	$1,865,489	$156,986	$58,709	$—	2,081,184	$1,699,909	$99,201	$50,062	$—	1,849,172
Unearned income					(7,723)					(5,037)
Total Loans Net of Unearned Income					$2,073,461					$1,844,135

Purchased Impaired Loans

As part of the acquisition of Union Bancshares, Incorporated on November 7, 2019 and Premier Bancshares, Inc. on June 16, 2017, First Guaranty purchased credit impaired loans for which there was, at acquisition, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows at September 30, 2021 and December 31, 2020.

(in thousands)	As of September 30, 2021	As of December 31, 2020
Real Estate:
Construction & land development	$290	$397
Farmland	—	—
1- 4 family	2,687	4,102
Multifamily	937	900
Non-farm non-residential	2,334	2,396
Total Real Estate	6,248	7,795
Non-Real Estate:
Agricultural	323	343
Commercial and industrial	807	1,017
Consumer and other	—	—
Total Non-Real Estate	1,130	1,360
Total	$7,378	$9,155

For those purchased loans disclosed above, there was an allowance for loan losses of $0.7 million at September 30, 2021 and $0.5 million at December 31, 2020.

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

The accretable yield, or income expected to be collected, on the purchased loans above is as follows for the nine months ended September 30, 2021 and 2020.

(in thousands)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Balance, beginning of period	$2,892	$3,647
Acquisition accretable yield	—	30
Accretion	(370)	(537)
Net transfers from nonaccretable difference to accretable yield	—	—
Balance, end of period	$2,522	$3,140

Note 5. Allowance for Loan Losses

A summary of changes in the allowance for loan losses, by portfolio type, for the nine months ended September 30, 2021 and 2020 are as follows:

	For the Nine Months Ended September 30,
	2021					2020
(in thousands)	Beginning Allowance (12/31/2020)	Charge-offs	Recoveries	Provision	Ending Allowance (9/30/2021)	Beginning Allowance (12/31/2019)	Charge-offs	Recoveries	Provision	Ending Allowance (9/30/2020)
Real Estate:
Construction & land development	$1,029	$—	$—	$(284)	$745	$423	$(265)	$—	$300	$458
Farmland	462	—	90	(74)	478	50	—	—	330	380
1- 4 family	2,510	(174)	34	(486)	1,884	1,027	(108)	38	291	1,248
Multifamily	978	(12)	—	101	1,067	1,038	—	—	(245)	793
Non-farm non-residential	15,064	(51)	7	269	15,289	5,277	(517)	19	2,866	7,645
Total Real Estate	20,043	(237)	131	(474)	19,463	7,815	(890)	57	3,542	10,524
Non-Real Estate:
Agricultural	181	(147)	—	206	240	95	(60)	25	97	157
Commercial and industrial	2,802	(89)	79	(493)	2,299	1,909	(240)	66	1,219	2,954
Consumer and other	1,490	(985)	256	2,575	3,336	1,110	(573)	648	(290)	895
Unallocated	2	—	—	(2)	—	—	—	—	58	58
Total Non-Real Estate	4,475	(1,221)	335	2,286	5,875	3,114	(873)	739	1,084	4,064
Total	$24,518	$(1,458)	$466	$1,812	$25,338	$10,929	$(1,763)	$796	$4,626	$14,588

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio and by recoveries. The result is an allocation of the loan loss reserve from one category to another.

A summary of the allowance and loans, including loans acquired with deteriorated credit quality, individually and collectively evaluated for impairment are as follows:

	As of September 30, 2021
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Individually Evaluated for Purchased Credit-Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Individually Evaluated for Purchased Credit-Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$—	$—	$745	$745	$—	$290	$164,800	$165,090
Farmland	31	—	447	478	495	—	27,513	28,008
1- 4 family	265	—	1,619	1,884	1,469	2,687	283,512	287,668
Multifamily	—	—	1,067	1,067	—	937	101,541	102,478
Non-farm non-residential	2,618	509	12,162	15,289	13,212	2,334	835,068	850,614
Total Real Estate	2,914	509	16,040	19,463	15,176	6,248	1,412,434	1,433,858
Non-Real Estate:
Agricultural	—	—	240	240	1,383	323	34,509	36,215
Commercial and industrial	78	216	2,005	2,299	1,324	807	341,297	343,428
Consumer and other	—	—	3,336	3,336	—	—	267,683	267,683
Unallocated	—	—	—	—	—	—	—	—
Total Non-Real Estate	78	216	5,581	5,875	2,707	1,130	643,489	647,326
Total	$2,992	$725	$21,621	$25,338	$17,883	$7,378	$2,055,923	2,081,184
Unearned Income								(7,723)
Total Loans Net of Unearned Income								$2,073,461

	As of December 31, 2020
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Individually Evaluated for Purchased Credit-Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Individually Evaluated for Purchased Credit-Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$—	$—	$1,029	$1,029	$—	$397	$150,444	$150,841
Farmland	—	—	462	462	543	—	26,337	26,880
1- 4 family	266	—	2,244	2,510	1,480	4,102	265,654	271,236
Multifamily	—	—	978	978	—	900	45,032	45,932
Non-farm non-residential	2,280	334	12,450	15,064	9,800	2,396	811,941	824,137
Total Real Estate	2,546	334	17,163	20,043	11,823	7,795	1,299,408	1,319,026
Non-Real Estate:
Agricultural	—	—	181	181	2,531	343	25,461	28,335
Commercial and industrial	97	142	2,563	2,802	1,544	1,017	350,467	353,028
Consumer and other	—	—	1,490	1,490	—	—	148,783	148,783
Unallocated	—	—	2	2	—	—	—	—
Total Non-Real Estate	97	142	4,236	4,475	4,075	1,360	524,711	530,146
Total	$2,643	$476	$21,399	$24,518	$15,898	$9,155	$1,824,119	1,849,172
Unearned Income								(5,037)
Total loans net of unearned income								$1,844,135

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

The following is a summary of impaired loans, excluding loans acquired with deteriorated credit quality, by class as of the date indicated:

	As of September 30, 2021
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
1- 4 family	501	531	—	504	—	—
Multifamily	—	—	—	—	—	—
Non-farm non-residential	1,192	1,191	—	1,212	59	63
Total Real Estate	1,693	1,722	—	1,716	59	63
Non-Real Estate:
Agricultural	1,383	1,669	—	1,422	—	—
Commercial and industrial	475	475	—	481	23	25
Consumer and other	—	—	—	—	—	—
Total Non-Real Estate	1,858	2,144	—	1,903	23	25
Total Impaired Loans with no related allowance	3,551	3,866	—	3,619	82	88

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	—	—	—	—	—	—
Farmland	495	625	31	521	—	—
1- 4 family	968	968	265	969	42	44
Multifamily	—	—	—	—	—	—
Non-farm non-residential	12,020	12,299	2,618	12,156	155	117
Total Real Estate	13,483	13,892	2,914	13,646	197	161
Non-Real Estate:
Agricultural	—	—	—	—	—	—
Commercial and industrial	849	849	78	891	21	40
Consumer and other	—	—	—	—	—	—
Total Non-Real Estate	849	849	78	891	21	40
Total Impaired Loans with an allowance recorded	14,332	14,741	2,992	14,537	218	201

Total Impaired Loans	$17,883	$18,607	$2,992	$18,156	$300	$289

	As of December 31, 2020
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$—	$—	$—	$—	$—	$—
Farmland	543	552	—	543	—	—
1- 4 family	511	534	—	527	—	—
Multifamily	—	—	—	—	—	—
Non-farm non-residential	1,227	1,227	—	1,218	80	72
Total Real Estate	2,281	2,313	—	2,288	80	72
Non-Real Estate:
Agricultural	2,531	2,661	—	2,594	—	—
Commercial and industrial	601	601	—	821	48	47
Consumer and other	—	—	—	—	—	—
Total Non-Real Estate	3,132	3,262	—	3,415	48	47
Total Impaired Loans with no related allowance	5,413	5,575	—	5,703	128	119

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
1- 4 family	969	969	266	969	5	5
Multifamily	—	—	—	—	—	—
Non-farm non-residential	8,573	8,619	2,280	7,550	60	80
Total Real Estate	9,542	9,588	2,546	8,519	65	85
Non-Real Estate:
Agricultural	—	—	—	—	—	—
Commercial and industrial	943	943	97	981	79	57
Consumer and other	—	—	—	—	—	—
Total Non-Real Estate	943	943	97	981	79	57
Total Impaired Loans with an allowance recorded	10,485	10,531	2,643	9,500	144	142

Total Impaired Loans	$15,898	$16,106	$2,643	$15,203	$272	$261

Troubled Debt Restructurings

A troubled debt restructuring ("TDR") is considered such if the lender for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. The modifications to First Guaranty's TDRs are generally concessions on either the interest rate charged or the amortization. The effect of the modifications to First Guaranty would be a reduction in interest income. First Guaranty has not restructured any loans that are considered TDRs in the nine months ended September 30, 2021. At September 30, 2021 First Guaranty had one outstanding TDR.

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

The following table identifies the TDRs as of September 30, 2021 and December 31, 2020:

	September 30, 2021				December 31, 2020
	Accruing Loans				Accruing Loans
(in thousands)	Current	30-89 Days Past Due	Nonaccrual	Total TDRs	Current	30-89 Days Past Due	Nonaccrual	Total TDRs
Real Estate:
Construction & land development	$—	$—	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—	—	—
1- 4 family	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Non-farm non-residential	—	—	3,449	3,449	—	—	3,591	3,591
Total Real Estate	—	—	3,449	3,449	—	—	3,591	3,591
Non-Real Estate:
Agricultural	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
Total Non-Real Estate	—	—	—	—	—	—	—	—
Total	$—	$—	$3,449	$3,449	$—	$—	$3,591	$3,591

The following table discloses TDR activity for the nine months ended September 30, 2021.

Troubled Debt Restructured Loans Activity
Nine Months Ended September 30, 2021
(in thousands)	Beginning balance December 31, 2020	New TDRs	Charge-offs post-modification	Transferred to ORE	Paydowns	Construction to permanent financing	Restructured to market terms	Other adjustments	Ending balance September 30, 2021
Real Estate:
Construction & land development	$—	$—	$—	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—	—	—	—
1- 4 family	—	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—	—
Non-farm non-residential	3,591	—	—	—	(183)	—	—	41	3,449
Total Real Estate	3,591	—	—	—	(183)	—	—	41	3,449
Non-Real Estate:
Agricultural	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—	—
Total Non-Real Estate	—	—	—	—	—	—	—	—	—
Total	$3,591	$—	$—	$—	$(183)	$—	$—	41	$3,449

Note 6. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to impairment testing. Other intangible assets continue to be amortized over their useful lives. First Guaranty's goodwill is the difference in purchase price over the fair value of net assets acquired from its acquisition of Homestead Bancorp in 2007, Premier Bancshares, Inc. in 2017 and Union Bancshares, Incorporated in 2019. Goodwill totaled $12.9 million at September 30, 2021 and December 31, 2020. No impairment charges have been recognized on First Guaranty's intangible assets since acquisition. Loan servicing assets increased $30,000 to $0.8 million at September 30, 2021 compared to December 31, 2020. Other intangible assets recorded include core deposit intangibles, which are subject to amortization. The weighted-average amortization period remaining for First Guaranty's core deposit intangibles is 7.5 years at September 30, 2021. The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions.

Note 7. Other Real Estate (ORE)

Other real estate owned consists of the following at the dates indicated:

(in thousands)	September 30, 2021	December 31, 2020
Real Estate Owned Acquired by Foreclosure:
Residential	$1,043	$131
Construction & land development	—	311
Non-farm non-residential	1,851	2,203
Total Other Real Estate Owned and Foreclosed Property	2,894	2,645
Allowance	(363)	(405)
Net Other Real Estate Owned and Foreclosed Property	$2,531	$2,240

Other real estate owned had a net carrying amount of $2.5 million which is made up of the outstanding balance of $2.9 million net of a valuation allowance of $0.4 million at September 30, 2021.

Loans secured by one-to-four family residential properties in the process of foreclosure totaled $1.7 million as of September 30, 2021.

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

Below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at September 30, 2021 and December 31, 2020:

Contract Amount

(in thousands)	September 30, 2021	December 31, 2020
Commitments to Extend Credit	$202,492	$154,047
Unfunded Commitments under lines of credit	$212,778	$169,151
Commercial and Standby letters of credit	$13,722	$11,728

Litigation

The nature of First Guaranty's business ordinarily results in a certain amount of claims, litigation and legal and administrative cases, all of which are considered incidental to the normal conduct of business. When First Guaranty determines it has defenses to the claims asserted, it defends itself. First Guaranty will consider settlement of cases when it is in the best interests of both First Guaranty and its shareholders. First Guaranty settled a case in the third quarter of 2021 for $1.1 million. A receivable for $0.9 million has been recorded for recovery through First Guaranty's insurance coverage.

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified within Level 3 in First Guaranty's portfolio as of September 30, 2021 includes corporate debt and municipal securities.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	September 30, 2021	December 31, 2020
Available for Sale Securities Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$3,000
Level 2: Significant Other Observable Inputs	213,448	209,359
Level 3: Significant Unobservable Inputs	13,366	26,189
Securities available for sale measured at fair value	$226,814	$238,548

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

The change in Level 1 securities available for sale from December 31, 2020 to September 30, 2021 was due to a net decrease in Treasury bills of $3.0 million. The change in Level 2 securities available for sale from December 31, 2020 to September 30, 2021 was due to the increase in corporate securities offset by the transfer of $152.9 million in U.S. Government agency securities from the available for sale to the held to maturity portfolio. $1.8 million in corporate securities and $3.1 million in municipal securities were transferred from Level 3 to Level 2 from December 31, 2020 to September 30, 2021. There were no transfers between Level 1 and 2 securities available for sale from December 31, 2020 to September 30, 2021.

The following table reconciles assets measured at fair value on a recurring basis using unobservable inputs (Level 3):

Level 3 Changes
(in thousands)	September 30, 2021
Balance, beginning of year	$26,189
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	(245)
Purchases, sales, issuances and settlements, net	(7,734)
Transfers in and/or out of Level 3	(4,844)
Balance as of end of period	$13,366

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held as of September 30, 2021.

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of September 30, 2021 and December 31, 2020, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At September 30, 2021	At December 31, 2020
Impaired Loans - Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	—	—
Level 3: Significant Unobservable Inputs	17,768	7,842
Impaired loans measured at fair value	$17,768	$7,842

Other Real Estate Owned - Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	959	363
Level 3: Significant Unobservable Inputs	1,572	1,877
Other real estate owned measured at fair value	$2,531	$2,240

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

Other Unrecognized Financial Instruments.

The fair value of commitments to extend credit is estimated using the fees charged to enter into similar legally binding agreements, taking into account the remaining terms of the agreements and customers' credit ratings. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. Noninterest-bearing deposits are held at cost. The fair values of letters of credit are based on fees charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2021 and December 31, 2020 the fair value of guarantees under commercial and standby letters of credit was not material.

The carrying amounts and estimated fair values of financial instruments at September 30, 2021 were as follows:

		Fair Value Measurements at September 30, 2021 Using
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets
Cash and due from banks	$269,617	$269,617	$—	$—	$269,617
Federal funds sold	160	160	—	—	160
Securities, available for sale	226,814	—	213,448	13,366	226,814
Securities, held for maturity	153,333	—	152,235	—	152,235
Loans held for sale	—	—	—	—	—
Loans, net	2,048,123	—	—	2,057,328	2,057,328
Cash surrender value of BOLI	5,532	—	—	5,532	5,532
Accrued interest receivable	14,097	—	—	14,097	14,097

Liabilities
Deposits	$2,544,374	$—	$—	$2,556,316	2,556,316
Short-term borrowings	—	—	—	—	—
Repurchase agreements	6,079	—	—	6,105	6,105
Accrued interest payable	4,304	—	—	4,304	4,304
Long-term advances from Federal Home Loan Bank	3,248	—	—	3,248	3,248
Senior long-term debt	25,981	—	—	26,000	26,000
Junior subordinated debentures	14,807	—	—	15,000	15,000

The carrying amounts and estimated fair values of financial instruments at December 31, 2020 were as follows:

		Fair Value Measurements at December 31, 2020 Using
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets
Cash and due from banks	$298,903	$298,903	$—	$—	$298,903
Federal funds sold	702	702	—	—	702
Securities, available for sale	238,548	3,000	209,359	26,189	238,548
Securities, held for maturity	—	—	—	—	—
Loans, net	1,819,617	—	—	1,846,738	1,846,738
Cash surrender value of BOLI	5,427	—	—	5,427	5,427
Accrued interest receivable	11,933	—	—	11,933	11,933

Liabilities
Deposits	$2,166,318	$—	$—	$2,179,004	2,179,004
Short-term borrowings	50,000	—	—	50,000	50,000
Repurchase agreements	6,121	—	—	6,154	6,154
Accrued interest payable	5,292	—	—	5,292	5,292
Long-term advances from Federal Home Loan Bank	3,366	—	—	3,366	3,366
Senior long-term debt	42,366	—	—	42,408	42,408
Junior subordinated debentures	14,777	—	—	14,452	14,452

There is no material difference between the contract amount and the estimated fair value of off-balance sheet items that are primarily comprised of short-term unfunded loan commitments that are generally at market prices.

Note 11. COVID-19

The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments, including in Louisiana and Texas, have ordered businesses and individuals to modify their normal practices. As of September 30, 2021, some of these restrictions have been removed and many non-essential businesses have been allowed to re-open in a limited capacity, adhering to social distancing and disinfection guidelines. However, these restrictions and other consequences have resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 pandemic began, millions of people have filed claims for unemployment, and the stock market has been volatile. Certain industries have been particularly adversely affected, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences.

As of October 27, 2021, Louisiana has lifted the state-wide indoor mask mandate. First Guaranty continues to keep its locations open with certain modifications to our business practices. First Guaranty places a high priority on ensuring the safety and health of its customers and employees, including social distancing protocols and enhanced cleaning measures as part of its operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of First Guaranty's financial condition and results of operations is intended to highlight the significant factors affecting First Guaranty's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data at September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly First Guaranty's financial position and results of operations for such periods.

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

Third Quarter and Nine Months Ended September 30, 2021 Financial Overview

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

Financial highlights for the third quarter and nine months ended September 30, 2021 are as follows:

•Total assets increased $351.4 million, or 14.2%, to $2.8 billion at September 30, 2021 when compared with December 31, 2020. Total loans at September 30, 2021 were $2.1 billion, an increase of $229.3 million, or 12.4%, compared with December 31, 2020. Total deposits were $2.5 billion at September 30, 2021, an increase of $378.1 million, or 17.5%, compared with December 31, 2020. Retained earnings were $71.1 million at September 30, 2021, an increase of $13.8 million compared to $57.4 million at December 31, 2020. Shareholders' equity was $219.1 million and $178.6 million at September 30, 2021 and December 31, 2020, respectively.

•Net income for the third quarter of 2021 and 2020 was $7.8 million and $5.2 million, respectively. Net income for the nine months ended September 30, 2021 was $19.2 million compared to $14.2 million for the nine months ended September 30, 2020.

•Earnings per common share were $0.74 and $0.53 for the third quarter of 2021 and 2020, respectively, and $1.89 and $1.46 for the nine months ended September 30, 2021 and 2020, respectively. Total weighted average shares outstanding were 9,741,253 for the three and nine months ended September 30, 2021 and 2020.

•First Guaranty participated in the SBA Paycheck Protection Program ("PPP") under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The CARES Act authorized the SBA to guarantee loans under a new 7(a) loan program known as the PPP. As a qualified SBA lender, we were automatically authorized to originate PPP loans. The SBA will guarantee 100% of the PPP loans made to eligible borrowers and will forgive such loans. The program has been conducted in two phases which First Guaranty classifies as Round 1 loans (originated in 2020) and Round 2 loans (originated in 2021). As of September 30, 2021, First Guaranty had remaining Round 1 PPP loans of $13.9 million with deferred fees of $0.7 million and Round 2 PPP loans of $29.3 million with deferred fees of $1.8 million remaining. $0.4 million in PPP fees were recognized in the third quarter of 2021 and $0.8 million were recognized during the nine months ended September 30, 2021.

•The allowance for loan losses was 1.22% of total loans at September 30, 2021 compared to 1.33% at December 31, 2020. First Guaranty had acquisition related loan discounts that totaled approximately $1.7 million at September 30, 2021. First Guaranty had $43.2 million at September 30, 2021 of SBA guaranteed PPP loans that have no related allowance due to the government guarantee in accordance with regulatory guidance.

•First Guaranty had approximately $2.4 million of loans on deferral due to COVID-19 related modifications as of September 30, 2021 compared to $18.3 million as of December 31, 2020.

•First Guaranty had approximately $22.3 million of loans on deferral as of September 30, 2021 due to Hurricane Ida that impacted Southeast Louisiana on August 29, 2021.

•Net interest income for the third quarter of 2021 was $23.8 million compared to $19.0 million for the same period in 2020. Net interest income for the nine months ended September 30, 2021 was $64.9 million compared to $55.8 million for the nine months ended September 30, 2020.

•The provision for loan losses for the third quarter of 2021 was $0.3 million compared to $1.5 million for the same period in 2020. The provision for loan losses for the nine months ended September 30, 2021 was $1.8 million compared to $4.6 million for the nine months ended September 30, 2020.

•First Guaranty had $2.5 million of other real estate owned as of September 30, 2021 compared to $2.2 million at December 31, 2020.

•Noninterest income for the third quarter of 2021 was $2.1 million compared to $3.6 million for the same period in 2020. Noninterest income for the nine months ended September 30, 2021 was $8.0 million compared to $9.3 million for the nine months ended September 30, 2020. Excluding the impact of securities gains, noninterest income for the first nine months of 2021 improved to $7.1 million from $6.7 million for the first nine months of 2020. The increase was primarily due to higher ATM and debit card fees.

•The net interest margin for the three months ended September 30, 2021 was 3.53% which was an increase of 29 basis points from the net interest margin of 3.24% for the same period in 2020. The net interest margin for the nine months ended September 30, 2021 was 3.37% which was a decrease of two basis points from the net interest margin of 3.39% for the same period in 2020. First Guaranty attributed the increase in the net interest margin in the third quarter of 2021 compared to the same period in 2020 to an improved mix of loans compared to securities which were partially offset by significant actions related to COVID-19. First Guaranty attributed the decrease in the net interest margin for the first nine months of 2021 due to the significant actions related to COVID-19 that impacted balance sheet composition for both assets and liabilities along with decreased rates on assets and liabilities. Loans as a percentage of average interest earning assets increased to 77.8% at September 30, 2021 compared to 73.3% at September 30, 2020.

•Investment securities totaled $380.1 million at September 30, 2021, an increase of $141.6 million when compared to $238.5 million at December 31, 2020. Losses on the sale of securities for the third quarter of 2021 were $0.2 million compared to gains of $0.8 million for the same period in 2020. Gains on the sale of securities for the nine months ended September 30, 2021 were $0.9 million compared to $2.6 million for the nine months ended September 30, 2020. At September 30, 2021, available for sale securities, at fair value, totaled $226.8 million, a decrease of $11.7 million when compared to $238.5 million at December 31, 2020. At September 30, 2021, held to maturity securities, at amortized cost, totaled $153.3 million as compared to $0 at December 31, 2020.

•Total loans net of unearned income were $2.1 billion, a net increase of $229.3 million from December 31, 2020. Total loans net of unearned income are reduced by the allowance for loan losses which totaled $25.3 million at September 30, 2021 and $24.5 million at December 31, 2020, respectively.

•Total impaired loans increased $2.0 million to $17.9 million at September 30, 2021 compared to $15.9 million at December 31, 2020.

•Nonaccrual loans increased $2.2 million to $17.8 million at September 30, 2021 compared to $15.6 million at December 31, 2020.

•First Guaranty is a smaller reporting company and has delayed the adoption of ASU 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments." First Guaranty uses the incurred loss model for the calculation of its allowance.

•Return on average assets for the three months ended September 30, 2021 and 2020 was 1.03% and 0.84%, respectively. Return on average assets for the nine months ended September 30, 2021 and 2020 was 0.92% and 0.82%, respectively. Return on average common equity for the three months ended September 30, 2021 and 2020 was 15.36% and 11.14%, respectively. Return on average common equity for the nine months ended September 30, 2021 and 2020 was 13.55% and 10.71%, respectively. Return on average assets is calculated by dividing annualized net income by average assets. Return on average common equity is calculated by dividing annualized net income by average common equity.

•Book value per common share was $19.10 as of September 30, 2021 compared to $18.97 as of September 30, 2020. The increase was due primarily to an increase in retained earnings partially offset by changes in accumulated other comprehensive income ("AOCI"). AOCI is comprised of unrealized gains and losses on available for sale securities, including unrealized losses on available for sale securities at the time of transfer to held to maturity.

•First Guaranty's Board of Directors declared cash dividends of $0.16 per common share in the third quarter of 2021 and $0.16 in the third quarter of 2020. First Guaranty has paid 113 consecutive quarterly dividends as of September 30, 2021.

•On April 27, 2021, First Guaranty issued 34,500 shares of 6.75% Series A Fixed-Rate Non-Cumulative Perpetual Preferred Stock, par value $1,000 per share, with a liquidation preference of $1,000 per share through an underwritten public offering of 1,380,000 depositary shares, each representing a 1/40th ownership interest in a share of the Series A Preferred Stock. Total gross proceeds from the preferred stock offering were $34.5 million. The shares are listed on NASDAQ under the symbol FGBIP. The proceeds were used to redeem $13.3 million in senior debt and increase the bank subsidiary capital by $20.0 million effective April 30, 2021. First Guaranty paid preferred cash dividends of $0.8 million during the first nine months of 2021.

Recent Developments

As disclosed in previous filings by First Guaranty Bancshares, Inc., for approximately 15 years First Guaranty Bank, a subsidiary of First Guaranty Bancshares, Inc. has utilized an “Employee Stock Grant Program” to incentivize and reward bank employees for performance. Each quarter, the Board of Directors of First Guaranty Bank allocates a $75,000 payment to an attorney to be used to purchase, on the open market, shares of stock with First Guaranty Bancshares, Inc. The attorney receives nominations which come from managers throughout the Bank for awards to employees which range from clerical through top Management. An average of just over 100 employees receive awards, in full ownership with no vesting nor other requirements, each quarter with an average award of approximately 37 shares per employee awarded.

The total cost of this program per year is approximately $300,000 with total shares awarded of approximately 15,000 shares.

In addition, the same process is utilized by First Guaranty Bancshares, Inc. at the conclusion of each year for the grant of stock bonuses to members of Management of, First Guaranty Bank, selected by the Board of Directors of First Guaranty Bancshares, Inc. Those awards have averaged approximately $275,000 or 12,500 shares per year.

The SEC has requested information concerning this practice. No process has been instituted; only, a request for information.

Financial Condition

Changes in Financial Condition from December 31, 2020 to September 30, 2021

Assets

Total assets at September 30, 2021 were $2.8 billion, an increase of $351.4 million, or 14.2%, from December 31, 2020. Assets increased primarily due to increases in net loans of $228.5 million and investment securities of $141.6 million, partially offset by a decrease in cash and cash equivalents of $29.8 million at September 30, 2021 compared to December 31, 2020.

Loans

Net loans increased $228.5 million, or 12.6%, to $2.0 billion at September 30, 2021 from December 31, 2020. Consumer and other loans increased $118.9 million during the first nine months of 2021 primarily due to new lease originations. First Guaranty has continued to expand its commercial lease portfolio which generally has higher yields than commercial real estate loans but shorter average lives. Commercial and equipment leases totaled $223.6 million at September 30, 2021 compared to $104.1 million at December 31, 2020 and are included in consumer and other loans. Multifamily loans increased $56.5 million primarily due to the conversion of existing construction loans to permanent financing and the origination of new loans. Non-farm non-residential loan balances increased $26.5 million due to new originations. One-to-four family residential loans increased $16.4 million primarily due to new originations. Construction and land development loans increased $14.2 million principally due to advances on existing construction lines and new originations. Agricultural loans increased $7.9 million due to seasonal activity. Farmland loans increased $1.1 million primarily due to increases on agricultural loan commitments. Commercial and industrial loans decreased $9.6 million due to PPP loan forgiveness. SBA PPP loans totaled $43.2 million at September 30, 2021 compared to $92.3 million at December 31, 2020. These totals are included in commercial and industrial loans. Round 1 SBA PPP loans decreased from $92.3 million at December 31, 2020 to $13.9 million at September 30, 2021 due to SBA loan forgiveness. Partially offseting these payoffs were Round 2 SBA PPP loan originations with total balances of $29.3 million at September 30, 2021. First Guaranty had approximately 5.3% of funded and 1.1% of unfunded commitments in our loan portfolio to businesses engaged in support or service activities for oil and gas operations. First Guaranty's hotel and motel portfolio totaled $156.6 million at September 30, 2021. As part of the management of risks in our loan portfolio, First Guaranty has an internal guidance limit of approximately $190 million for its hotel and motel portfolio. First Guaranty had $259.0 million in loans related to our Texas markets at September 30, 2021. First Guaranty continues to have significant loan growth opportunities associated with its Texas branches. We anticipate additional growth opportunities in Texas as it contains four major cities in Austin, Dallas, Houston and San Antonio, plus the continued growth and development of these areas are exceeding that of other areas of the country. Syndicated loans at September 30, 2021 were $44.3 million, of which $17.1 million were shared national credits. Syndicated loans decreased $30.9 million during the first nine months of 2021 from $75.2 million at December 31, 2020.

As of September 30, 2021, 68.9% of our loan portfolio was secured by real estate. The largest portion of our loan portfolio, at 40.9% as of September 30, 2021, was non-farm non-residential loans secured by real estate. Approximately 33.5% of the loan portfolio was based on a floating rate tied to the prime rate or LIBOR as of September 30, 2021. 75.5% of the loan portfolio is scheduled to mature within five years from September 30, 2021. First Guaranty had $45.6 million in loans that were priced off of the LIBOR index rate at September 30, 2021. As it is anticipated that LIBOR will be discontinued after 2021, First Guaranty is reviewing its loan documents to determine alternative reference rates and does not anticipate there will be a significant financial statement impact with the transition.

Special mention loans increased $57.8 million to $157.0 million at September 30, 2021 compared to $99.2 million at December 31, 2020. The increase in special mention loans was primarily the result of loan relationships that were downgraded due to ongoing economic conditions associated with COVID-19 or relationship specific issues. The increase was concentrated with hotel loans. First Guaranty anticipates upgrading several loan relationships from special mention to pass status in the upcoming quarters.

Net loans are reduced by the allowance for loan losses which totaled $25.3 million at September 30, 2021 and $24.5 million at December 31, 2020. Loan charge-offs were $1.5 million during the first nine months of 2021 and $1.8 million during the same period in 2020. Recoveries totaled $0.5 million during the first nine months of 2021 and $0.8 million during the same period in 2020. The provision for loan losses totaled $1.8 million for the first nine months of 2021 and $4.6 million for the same period in 2020. See Note 4 of the Notes to Consolidated Financial Statements for more information on loans and Note 5 for more information on the allowance for loan losses.

Investment Securities

Investment securities at September 30, 2021 totaled $380.1 million, an increase of $141.6 million compared to $238.5 million at December 31, 2020. The portfolio consists of both available for sale and held to maturity securities at September 30, 2021. The securities designated as held to maturity are agency securities that are part of First Guaranty’s investment strategy and public funds collateralization program. We purchase securities for our investment portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and meet pledging requirements for public funds and borrowings.

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

Our available for sale securities portfolio totaled $226.8 million at September 30, 2021, a decrease of $11.7 million, or 4.9%, compared to $238.5 million at December 31, 2020.

Our held to maturity securities portfolio totaled $153.3 million at September 30, 2021 compared to $0 at December 31, 2020. The increase was primarily due to the election of securities as held to maturity.

At September 30, 2021, $0.5 million, or 0.1%, of the securities portfolio was scheduled to mature in less than one year. $3.4 million, or 0.9%, of the securities portfolio, not including collateralized mortgage obligations and mortgage-backed securities, were scheduled to mature between one and five years. $119.3 million, or 31.4%, of the securities portfolio, not including collateralized mortgage obligations and mortgage-backed securities, were scheduled to mature between five and ten years. Securities, not including collateralized mortgage obligations and mortgage-backed securities, with contractual maturity dates over 10 years totaled $256.3 million, or 67.4%, of the total securities portfolio at September 30, 2021. The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates. Prepayments of mortgages that collateralize mortgage-backed securities also affect the maturity of the securities portfolio. Based on internal forecasts as of September 30, 2021, management believes that the securities portfolio has a forecasted weighted average life of approximately 10.56 years based on the current interest rate environment. A parallel interest rate shock of 400 basis points is forecasted to increase the weighted average life of the portfolio to approximately 13.53 years. The portfolio had an estimated effective duration of 6.62 years at September 30, 2021.

There were no credit related other-than-temporary impairment of securities during the nine months ended September 30, 2021 compared to one credit related other-than-temporary impairment of securities losses in the amount of $100,000 recognized during the nine months ended September 30, 2020.

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

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

(in thousands)	September 30, 2021	December 31, 2020
Nonaccrual loans:
Real Estate:
Construction and land development	$623	$621
Farmland	791	857
1- 4 family	3,034	2,227
Multifamily	—	—
Non-farm non-residential	9,592	7,449
Total Real Estate	14,040	11,154
Non-Real Estate:
Agricultural	2,416	3,472
Commercial and industrial	616	701
Consumer and other	679	249
Total Non-Real Estate	3,711	4,422
Total nonaccrual loans	17,751	15,576

Loans 90 days and greater delinquent & accruing:
Real Estate:
Construction and land development	—	1,000
Farmland	—	—
1- 4 family	1,340	4,980
Multifamily	—	366
Non-farm non-residential	739	4,699
Total Real Estate	2,079	11,045
Non-Real Estate:
Agricultural	—	67
Commercial and industrial	521	1,856
Consumer and other	—	123
Total Non-Real Estate	521	2,046
Total loans 90 days and greater delinquent & accruing	2,600	13,091

Total non-performing loans	20,351	28,667

Real Estate Owned:
Construction and land development	—	311
Farmland	—	—
1- 4 family	1,043	131
Multifamily	—	—
Non-farm non-residential	1,488	1,798
Total Real Estate Owned	2,531	2,240

Total non-performing assets	$22,882	$30,907

Non-performing assets to total loans	1.10%	1.68%
Non-performing assets to total assets	0.81%	1.25%
Non-performing loans to total loans	0.98%	1.55%

At September 30, 2021, nonperforming assets totaled $22.9 million, or 0.81% of total assets, compared to $30.9 million, or 1.25%, of total assets at December 31, 2020, which represented a decrease of $8.0 million, or 26.0%. The decrease in non-performing assets occurred primarily due to a reduction in 90 day past due and still accruing loans offset by an increase in nonaccrual loans and other real estate owned.

Nonaccrual loans increased from $15.6 million at December 31, 2020 to $17.8 million at September 30, 2021. The increase in nonaccrual loans was concentrated primarily in one-to-four family and non-farm non-residential loans. Nonaccrual loans included $2.9 million in loans with a government guarantee. These are structured as net loss guarantees in which up to 90% of loss exposure is covered.

At September 30, 2021, loans 90 days or greater delinquent and still accruing totaled $2.6 million, a decrease of $10.5 million compared to $13.1 million at December 31, 2020. The decrease in loans 90 days or greater delinquent and still accruing was concentrated primarily in non-farm non-residential loans, one-to-four family, commercial and industrial loans, construction and land development and multifamily loans. One-to-four family loans in the 90 day category included loans acquired from the Union acquisition that have contractually matured but have not been renewed due to operations issues following the acquisition. First Guaranty has been renewing these acquired loans and has satisfactorily renewed the majority of these acquired loans and returned them to performing status.

Other real estate owned at September 30, 2021 totaled $2.5 million, an increase of $0.3 million compared to $2.2 million at December 31, 2020. First Guaranty has a reserve for other real estate owned losses. This reserve totaled $0.4 million at September 30, 2021.

At September 30, 2021, our largest non-performing assets were comprised of the following nonaccrual loans and other real estate owned: (1) a non-farm non-residential loan secured by a hotel that totaled $3.4 million that is classified as a troubled debt restructured loan or TDR; (2) a $1.8 million non-farm non-residential property included in other real estate owned; (3) a non-farm non-residential loan secured by a mobile home facility that totaled $1.7 million; (4) a non-farm non-residential loan secured by a waste treatment facility that totaled $1.5 million; (5) a non-farm non-residential loan secured by a sports facility that totaled $1.3 million; and (6) an agricultural/ farmland loan relationship that totaled $0.9 million. The agricultural loan is partially guaranteed by the USDA Farm Service Agency.

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

The following is a summary of loans restructured as TDRs at September 30, 2021 and December 31, 2020:

(in thousands)	September 30, 2021	December 31, 2020
Restructured Loans:
In Compliance with Modified Terms	$—	$—
Past Due 30 through 89 days and still accruing	—	—
Past Due 90 days and greater and still accruing	—	—
Nonaccrual	3,449	3,591
Restructured Loans that subsequently defaulted	—	—
Total Restructured Loans	$3,449	$3,591

At September 30, 2021, we had one outstanding TDR which was a $3.4 million non-farm non-residential loan secured by commercial real estate that is on nonaccrual. The restructuring of this loan was related to interest rate and amortization concessions. The loan is secured by a hotel facility. This loan was not eligible for a CARES Act modification.

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

The allowance for loan losses was $25.3 million, or 1.22% of total loans, and 124.5% of nonperforming loans at September 30, 2021.

Comparing September 30, 2021 to December 31, 2020, there were changes within the specific components of the allowance balance.

A provision for loan losses of $1.8 million was made during the nine months ended September 30, 2021 as compared to $4.6 million for the same period in 2020. The provisions made were taken to provide for current loan losses and to maintain the allowance proportionate to risks inherent in the loan portfolio. First Guaranty’s incurred loan loss calculation method incorporates risk factors in the loan portfolio such as historical loss rates along with qualitative and quantitative factors. The composition of the loan portfolio affects the final allowance calculation. First Guaranty attributes the primary decrease in the provision was due to economic improvement in 2021 as compared to the COVID-19 uncertainty and economic conditions present in 2020.

The loan portfolio factors in the first nine months of 2021 that primarily affected the allocation of the allowance included the following:

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

•Construction and land development loans increased during the first nine months of 2021 due to advances on existing construction lines of credit and new loan originations. Several loans previously in this category moved to permanent financing and are now included in the multifamily loan category as of September 30, 2021. The provision decrease related to this portfolio was due to changes in the qualitative analysis of the portfolio related to COVID-19 and improving economic conditions.

•One-to-four family residential loans increased during the first nine months of 2021. The provision decrease related to this portfolio was due to changes in the qualitative analysis of the portfolio related to COVID-19 and improving economic conditions.

•Multifamily loans increased during the first nine months of 2021. The provision related to this portfolio was increased due to the growth in the portfolio which increased by $56.5 million during the first nine months of 2021.

•Non-farm non-residential loans increased during the first nine months of 2021. The provision increase related to this portfolio was due to growth in the portfolio along with changes in the qualitative analysis of the portfolio related to COVID-19 and historical loss rates. First Guaranty continues to maintain a significant allowance for hotel loans based on qualitative factors primarily related to COVID-19 and related credit ratings for hotel loans.

•Commercial and industrial loans decreased during the first nine months of 2021. The provision decrease related to this portfolio was due to the changes in historical loss rates and changes in the qualitative analysis of the portfolio related to COVID-19 and improving economic conditions.

•Consumer and other loans increased during the first nine months of 2021. The increase in the related loan loss allowance balance was due primarily to the increased balances associated with commercial leases. Commercial leases grew during the first nine months of 2021 from $104.1 million at December 31, 2020 to $223.6 million at September 30, 2021.

•First Guaranty continues to monitor the acquired loans from the Union acquisition on November 7, 2019. Discounts on the acquired Union loans were approximately $1.4 million at September 30, 2021.

First Guaranty charged off $1.5 million in loan balances during the first nine months of 2021. The $1.5 million in charged off loans were comprised of smaller loans and overdrawn deposit accounts.

Other information related to the allowance for loan losses is as follows:

(in thousands)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Loans:
Average outstanding balance	$1,999,809	$1,613,847
Balance at end of period	$2,073,461	$1,788,716

Allowance for Loan Losses:
Balance at beginning of year	$24,518	$10,929
Charge-offs	(1,458)	(1,763)
Recoveries	466	796
Provision	1,812	4,626
Balance at end of period	$25,338	$14,588

Deposits

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. We regularly assess our funding needs, deposit pricing and interest rate outlooks. From December 31, 2020 to September 30, 2021, total deposits increased $378.1 million, or 17.5%, to $2.5 billion. Noninterest-bearing demand deposits increased $88.2 million, or 21.4%, to $499.6 million at September 30, 2021. The increase in noninterest-bearing demand deposits was due to economic conditions associated with the CARES Act, proceeds from the SBA PPP program, and additional stimulus payments made due to pandemic relief to First Guaranty's consumer and business customers. Interest-bearing demand deposits increased $385.6 million, or 44.8%, to $1.2 billion at September 30, 2021. The increase in interest-bearing demand deposits was primarily concentrated in public funds interest-bearing demand deposits. Included in the increase in interest-bearing demand deposits were public funds time deposits that converted into interest-bearing deposits that were primarily collateralized by reciprocal deposit insurance. Savings deposits increased $31.2 million, or 18.5%, to $200.1 million at September 30, 2021, primarily related to increases in individual savings deposits. Time deposits decreased $127.0 million, or 17.5%, to $598.7 million at September 30, 2021, primarily due to the transition of several public funds customers from time deposits to interest-bearing deposits.

As we seek to strengthen our net interest margin and improve our earnings, attracting non-interest-bearing or lower cost deposits will be a primary emphasis. Management will continue to evaluate and update our product mix and related technology in its efforts to attract additional customers. We currently offer a number of deposit products that are competitively priced and designed to attract and retain customers with primary emphasis on noninterest-bearing deposits and other lower cost deposits. For the remaining three months of 2021, First Guaranty has approximately $49.9 million in non-public funds time deposits that are scheduled to mature and represent an opportunity for repricing to more favorable market terms. This includes approximately $32.7 million in one year time deposits at an average rate of 0.47%, $9.6 million in two year time deposits at an average rate of 1.95%, and approximately $7.6 million in greater than two year time deposits at an average rate of 2.53% that are scheduled to mature in remaining three months of 2021. In the year 2022, First Guaranty has approximately $218.0 million in non-public funds time deposits that are scheduled to mature and represent an opportunity for repricing to more favorable market terms. This includes approximately $91.9 million in one year time deposits at an average rate of 0.47%, $48.6 million in two year time deposits at an average rate of 0.59%, and approximately $77.5 million in greater than two year time deposits at an average rate of 2.20% that are scheduled to mature in the year 2022. First Guaranty expects to renew the majority of these time deposits at lower market rates.

As of September 30, 2021, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $385.3 million. At September 30, 2021, approximately $328.9 million of First Guaranty's certificates of deposit had a remaining term greater than one year.

The following table compares deposit categories for the periods indicated.

Total Deposits	For the Nine Months Ended September 30,			For the Years Ended December 31,
	2021			2020			2019
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$462,548	19.6%	—%	$393,734	19.2%	—%	$262,379	15.7%	—
Interest-bearing Demand	1,038,276	43.9%	0.7%	722,433	35.3%	0.8%	592,113	35.4%	1.8%
Savings	188,099	7.9%	0.1%	163,332	8.0%	0.2%	115,682	6.9%	0.4%
Time	675,870	28.6%	2.0%	767,075	37.5%	2.2%	703,685	42.0%	2.4%
Total Deposits	$2,364,793	100.0%	0.9%	$2,046,574	100.0%	1.1%	$1,673,859	100.0%	1.7%

Individual and Business Deposits	For the Nine Months Ended September 30,			For the Years Ended December 31,
	2021			2020			2019
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$455,954	29.1%	—%	$382,940	27.5%	—	$256,099	23.7%	—
Interest-bearing Demand	387,262	24.7%	0.9%	280,587	20.1%	1.0%	241,290	22.3%	1.4%
Savings	150,794	9.6%	0.1%	127,804	9.2%	0.1%	86,972	8.0%	0.1%
Time	572,607	36.6%	2.2%	600,887	43.2%	2.5%	498,521	46.0%	2.6%
Total Individual and Business Deposits	$1,566,617	100.0%	1.0%	$1,392,218	100.0%	1.3%	$1,082,882	100.0%	1.5%

Public Funds Deposits	For the Nine Months Ended September 30,			For the Years Ended December 31,
	2021			2020			2019
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$6,594	0.8%	—%	$10,794	1.7%	—	$6,280	1.1%	—
Interest-bearing Demand	651,014	81.6%	0.5%	441,846	67.5%	0.7%	350,823	59.3%	2.0%
Savings	37,305	4.7%	0.2%	35,528	5.4%	0.4%	28,710	4.9%	1.6%
Time	103,263	12.9%	0.7%	166,188	25.4%	1.1%	205,164	34.7%	2.1%
Total Public Funds Deposits	$798,176	100.0%	0.5%	$654,356	100.0%	0.8%	$590,977	100.0%	1.9%

The following table sets forth the distribution of our time deposit accounts.

(in thousands)	September 30, 2021
Time deposits of less than $100,000	$213,404
Time deposits of $100,000 through $250,000	224,821
Time deposits of more than $250,000	160,437
Total Time Deposits	$598,662

The following table sets forth the maturity of the time deposits at September 30, 2021.

(in thousands)	September 30, 2021
Due in one year or less	$269,778
Due after one year through three years	278,966
Due after three years	49,918
Total Time Deposits	$598,662

At September 30, 2021, public funds deposits totaled $885.3 million compared to $715.3 million at December 31, 2020. Public funds time deposits totaled $31.2 million at September 30, 2021 compared to $158.9 million at December 31, 2020. The decline in public funds time deposits was the result of certain deposits moving into demand or money market deposits from time deposits. Public funds deposits increased due to new balances from existing customers along with First Guaranty's expansion of its public funds deposits program in the Texas market. We have developed a program for the retention and management of public funds deposits. Since the end of 2012, we have maintained public funds deposits in excess of $400.0 million. These deposits are from public entities such as school districts, hospital districts, sheriff departments and municipalities. The majority of these funds are under fiscal agency agreements with terms of three years or less. Deposits under fiscal agency agreements are generally stable but public entities may maintain the ability to negotiate term deposits on a specific basis including with other financial institutions. These deposits generally have stable balances as we maintain both operating accounts and time deposits for these entities. There is a seasonal component to public deposit levels associated with annual tax collections. Public funds will increase at the end of the year and during the first quarter. In addition to seasonal fluctuations, there are monthly fluctuations associated with internal payroll and short-term tax collection accounts for our public funds deposit accounts. Public funds deposit accounts are collateralized by FHLB letters of credit, by expanded reciprocal deposit insurance programs, by Louisiana municipal bonds and by eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac. First Guaranty continues to grow the proportion of its public funds portfolio that is collateralized by reciprocal deposit insurance as an alternative to pledging securities or utilizing FHLB letters of credit. First Guaranty initiated this strategy to more efficiently invest these deposits in higher yielding loans to improve the net interest margin and earnings. Total public funds collateralized by reciprocal deposit insurance programs increased to $452.8 million at September 30, 2021 compared to $217.7 million at December 31, 2020.

The following table sets forth public funds as a percent of total deposits.

(in thousands except for %)	September 30, 2021	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017
Public Funds:
Noninterest-bearing Demand	$5,597	$5,109	$9,944	$6,930	$4,828
Interest-bearing Demand	810,845	514,416	424,732	364,692	389,788
Savings	37,632	36,862	29,570	26,903	20,539
Time	31,187	158,925	146,420	247,004	225,591
Total Public Funds	$885,261	$715,312	$610,666	$645,529	$640,746
Total Deposits	$2,544,374	$2,166,318	$1,853,013	$1,629,622	$1,549,286
Total Public Funds as a percent of Total Deposits	34.8%	33.0%	33.0%	39.6%	41.4%

Borrowings

First Guaranty maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. First Guaranty had $6.1 million in short-term borrowings outstanding at September 30, 2021 compared to $56.1 million at December 31, 2020. The short-term borrowings at September 30, 2021 were comprised of repurchase agreements of $6.1 million. The advances outstanding at December 31, 2020 were comprised of a short-term advance that was originated in response to the COVID-19 pandemic that totaled $50.0 million and a long-term advance that totaled $3.2 million. First Guaranty paid off the short-term advance acquired in response to the COVID-19 pandemic during the first quarter of 2021. First Guaranty participated in the Federal Reserve Paycheck Protection Program Liquidity Facility ("PPPLF") in the second quarter of 2021. These borrowings were paid off during the third quarter of 2021. First Guaranty has a long term FHLB advance that was acquired from the Union transaction that totaled $3.2 million at September 30, 2021. First Guaranty has a line of credit for $6.5 million with another financial institution, with no outstanding balance at September 30, 2021.

First Guaranty had senior long-term debt totaling $26.0 million as of September 30, 2021 and $42.4 million at December 31, 2020. First Guaranty paid off $13.3 million in senior long-term debt using proceeds from its preferred stock capital offering during the second quarter of 2021.

First Guaranty also had junior subordinated debentures totaling $14.8 million at September 30, 2021 and December 31, 2020.

First Guaranty had $240.0 million in Federal Home Loan Bank letters of credit as of September 30, 2021 compared to $365.8 million at December 31, 2020. Federal Home Loan Bank letters of credit are obtained primarily for collateralizing public deposits. The decline in the usage of FHLB letters of credit is due to First Guaranty utilizing reciprocal deposit insurance programs as an alternative collateralization solution to FHLB letters of credit.

Total Shareholders' Equity

Total shareholders' equity increased to $219.1 million at September 30, 2021 from $178.6 million at December 31, 2020. The increase in shareholders' equity was principally the result of an increase of $33.1 million in preferred stock and an increase of $13.8 million in retained earnings, partially offset by a decrease of $6.3 million in accumulated other comprehensive income. The $33.1 million increase in preferred stock was the result of the issuance of 34,500 shares of non-cumulative perpetual preferred stock on April 27, 2021. The $13.8 million increase in retained earnings was due to net income of $19.2 million during the nine months ended September 30, 2021, partially offset by $4.7 million in cash dividends paid on shares of our common stock and $0.8 million in cash dividends paid on shares of our preferred stock. The decrease in accumulated other comprehensive income was primarily attributed to the increase in unrealized losses on available for sale securities during the nine months ended September 30, 2021.

Results of Operations for the Third Quarter and Nine Months Ended September 30, 2021 and 2020

Performance Summary

Three months ended September 30, 2021 compared to the three months ended September 30, 2020. Net income for the three months ended September 30, 2021 was $7.8 million, an increase of $2.6 million, or 50.3%, from $5.2 million for the three months ended September 30, 2020. The increase in net income for the three months ended September 30, 2021 as compared to the prior year period was the result of several factors. First Guaranty experienced an increase in interest income, a decrease in interest expense and a decrease in the provision for loan losses. This was partially offset by a decrease in noninterest income and an increase in noninterest expense. Loan interest income increased due to the growth in First Guaranty's loan portfolio, including loan fees recognized as an adjustment to yield from the origination of the SBA guaranteed PPP loans. Securities interest income increased due to the increase in average balance of the investment portfolio. Interest expense decreased due to declines in market interest rates and First Guaranty's plan to reduce interest expense by increasing core deposits. Interest expense declined in 2021 even after factoring in an increase in deposit balances associated with SBA PPP loans and stimulus payments, and additional borrowings associated with our COVID-19 contingency plans. First Guaranty attributes the primary decrease in the provision was due to economic improvement in 2021 as compared to the COVID-19 uncertainty and economic conditions present in 2020. Factors that partially offset the increase in net income included a decrease in noninterest income primarily as a result of an increase in losses on securities sales. Noninterest expense increased primarily due to increased personnel expenses and higher occupancy and equipment expenses. Earnings per common share for the three months ended September 30, 2021 was $0.74 per common share, an increase of 39.6% or $0.21 per common share from $0.53 per common share for the three months ended September 30, 2020. Earnings per share was affected by the increase in earnings.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Net income for the nine months ended September 30, 2021 was $19.2 million, an increase of $5.1 million, or 35.6%, from $14.2 million for the nine months ended September 30, 2020. The increase in net income for the nine months ended September 30, 2021 as compared to the prior year period was the result of several factors. First Guaranty experienced an increase in interest income associated with loans, a decrease in interest expense and a decrease in the provision for loan losses. This was partially offset by a decrease in interest income associated with securities, a decrease in noninterest income and an increase in noninterest expense. Loan interest income increased due to the growth in First Guaranty's loan portfolio, including loan fees recognized as an adjustment to yield from the origination of the SBA guaranteed PPP loans. Interest expense declined due to declines in market interest rates and First Guaranty's plan to reduce interest expense by increasing core deposits. Interest expense declined in 2021 even after factoring in an increase in deposit balances associated with SBA PPP loans and stimulus payments, and additional borrowings associated with our COVID-19 contingency plans. First Guaranty attributes the primary decrease in the provision was due to economic improvement in 2021 as compared to the COVID-19 uncertainty and economic conditions present in 2020. Factors that partially offset the increase in net income included decreased securities interest income due to the decrease in average balance of the investment portfolio. Noninterest income decreased primarily due to lower securities gains. Noninterest expense increased primarily due to increased personnel expenses, higher occupancy and equipment expenses, marketing and public relations expenses, software expense, legal fees, ATM fees and higher regulatory assessments due to increased deposit balances. Earnings per common share for the nine months ended September 30, 2021 was $1.89 per common share, an increase of 29.5% or $0.43 per common share from $1.46 per common share for the nine months ended September 30, 2020. Earnings per share was affected by the increase in earnings.

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

Three months ended September 30, 2021 compared to the three months ended September 30, 2020. Net interest income for the three months ended September 30, 2021 and 2020 was $23.8 million and $19.0 million, respectively. The increase in net interest income for the three months ended September 30, 2021 as compared to the prior year period was primarily due to an increase in the average balance of our total interest-earning assets, an increase in the average yield of our total interest-earning assets and a decrease in the average rate of our total interest-bearing liabilities, partially offset by an increase in the average balance of our total interest-bearing liabilities. For the three months ended September 30, 2021, the average balance of our total interest-earning assets increased by $343.9 million to $2.7 billion due to strong growth in commercial leases and our other loan portfolios, the COVID-19 related lending activities, including SBA PPP loans and increased investment securities balances. The average yield of our interest-earning assets increased by six basis points to 4.35% for the three months ended September 30, 2021 from 4.29% for the three months ended September 30, 2020 due primarily to higher loan balances as a percentage of our interest-earning assets. For the three months ended September 30, 2021, the average balance of our total interest-bearing liabilities increased by $252.5 million to $2.1 billion due to the growth in low cost deposits, and the average rate of our total interest-bearing liabilities decreased by 27 basis points to 1.07% for the three months ended September 30, 2021 from 1.34% for the three months ended September 30, 2020. As a result, our net interest rate spread increased 33 basis points to 3.28% for the three months ended September 30, 2021 from 2.95% for the three months ended September 30, 2020. Our net interest margin increased 29 basis points to 3.53% for the three months ended September 30, 2021 from 3.24% for the three months ended September 30, 2020.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Net interest income for the nine months ended September 30, 2021 and 2020 was $64.9 million and $55.8 million, respectively. The increase in net interest income for the nine months ended September 30, 2021 as compared to the prior year period was primarily due to an increase in the average balance of our total interest-earning assets, and a decrease in the average rate of our total interest-bearing liabilities, partially offset by a decrease in the average yield of our total interest-earning assets and an increase in the average balance of our total interest-bearing liabilities. For the nine months ended September 30, 2021, the average balance of our total interest-earning assets increased by $370.0 million to $2.6 billion due to the COVID-19 related lending activities, including SBA PPP loans, increased cash and due average balances, and strong growth in commercial leases and our other loan portfolios. The average yield of our interest-earning assets decreased by 36 basis points to 4.25% for the nine months ended September 30, 2021 from 4.61% for the nine months ended September 30, 2020 due to the general decline in market interest rates. For the nine months ended September 30, 2021, the average balance of our total interest-bearing liabilities increased by $257.7 million to $2.0 billion due to the growth in low cost deposits and the average rate of our total interest-bearing liabilities decreased by 42 basis points to 1.13% for the nine months ended September 30, 2021 from 1.55% for the nine months ended September 30, 2020. As a result, our net interest rate spread increased six basis points to 3.12% for the nine months ended September 30, 2021 from 3.06% for the nine months ended September 30, 2020. Our net interest margin decreased two basis points to 3.37% for the nine months ended September 30, 2021 from 3.39% for the nine months ended September 30, 2020.

Interest Income

Three months ended September 30, 2021 compared to the three months ended September 30, 2020. Interest income increased $4.2 million, or 16.8%, to $29.4 million for the three months ended September 30, 2021 as compared to the prior year period. First Guaranty's loan portfolio expanded during the third quarter of 2021 due to growth associated with our loan originations across several portfolio segments. These factors contributed to the increase in interest income as the average balance of our total interest-earning assets, primarily associated with loans, increased, partially offset by a decrease on the average yield of interest-earning assets associated with loans, due to the decline in market interest rates. The average balance of our interest-earning assets increased $343.9 million to $2.7 billion for the three months ended September 30, 2021 as compared to the prior year. The average yield of interest-earning assets increased by six basis points to 4.35% for the three months ended September 30, 2021 compared to 4.29% for the three months ended September 30, 2020.

Interest income on securities increased $0.1 million to $2.7 million for the three months ended September 30, 2021 as compared to the prior year period primarily as a result of an increase in average balances. The average balance of securities increased $6.5 million to $425.8 million for the three months ended September 30, 2021 from $419.3 million for the three months ended September 30, 2020 primarily due to an increase in the average balance of our agency securities portfolio. The average yield on securities increased one basis point to 2.48% for the three months ended September 30, 2021 compared to 2.47% for the three months ended September 30, 2020.

Interest income on loans increased $4.2 million, or 18.5%, to $26.7 million for the three months ended September 30, 2021 as compared to the prior year period as a result of an increase in the average balance of loans. The average balance of loans (excluding loans held for sale) increased by $353.5 million to $2.1 billion for the three months ended September 30, 2021 from $1.7 billion for the three months ended September 30, 2020 as a result of new loan originations. The average yield on loans (excluding loans held for sale) decreased by ten basis points to 5.14% for the three months ended September 30, 2021 from 5.24% for the three months ended September 30, 2020 due to the decrease in market interest rates and the impact of SBA PPP loans which have an interest rate of 1.00%.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Interest income increased $5.8 million, or 7.7%, to $81.7 million for the nine months ended September 30, 2021 as compared to the prior year period. First Guaranty's loan portfolio expanded during the first nine months of 2021 due to growth associated with our loan originations, including commercial leases. These factors contributed to the increase in interest income as the average balance of our total interest-earning assets, primarily associated with loans increased, partially offset by a decrease in the average yield of interest-earning assets, due to the decline in market interest rates. The average balance of our interest-earning assets increased $370.0 million to $2.6 billion for the nine months ended September 30, 2021 as compared to the prior year. The average yield of interest-earning assets decreased by 36 basis points to 4.25% for the nine months ended September 30, 2021 compared to 4.61% for the nine months ended September 30, 2020.

Interest income on securities decreased $2.3 million to $5.9 million for the nine months ended September 30, 2021 as compared to the prior year period primarily as a result of a decrease in average balances. The average balance of securities decreased $101.8 million to $318.8 million for the nine months ended September 30, 2021 from $420.6 million for the nine months ended September 30, 2020 primarily due to a decrease in the average balance of our mortgage-backed securities and corporate securities portfolios compared to the prior year. The average yield on securities decreased 11 basis points to 2.48% for the nine months ended September 30, 2021 compared to 2.59% for the nine months ended September 30, 2020 due to the decrease in market interest rates.

Interest income on loans increased $8.2 million, or 12.2%, to $75.6 million for the nine months ended September 30, 2021 as compared to the prior year period as a result of an increase in the average balance of loans. The average balance of loans (excluding loans held for sale) increased by $386.0 million to $2.0 billion for the nine months ended September 30, 2021 from $1.6 billion for the nine months ended September 30, 2020 as a result of new loan originations. The average yield on loans (excluding loans held for sale) decreased by 52 basis points to 5.06% for the nine months ended September 30, 2021 from 5.58% for the nine months ended September 30, 2020 due to the decrease in market interest rates and the impact of SBA PPP loans which have an interest rate of 1.00%.

Interest Expense

Three months ended September 30, 2021 compared to the three months ended September 30, 2020. Interest expense decreased $0.6 million, or 9.0%, to $5.6 million for the three months ended September 30, 2021 from $6.1 million for the three months ended September 30, 2020 due primarily to a decrease in market interest rates partially offset by an increase in the average balance of interest-bearing liabilities. The average rate of interest-bearing demand deposits decreased by three basis points during the three months ended September 30, 2021 to 0.66% as compared to the prior year period. The decrease in the average rate on interest-bearing demand deposits was due to those deposits, primarily public funds accounts and brokered money market deposits, whose rates are contractually tied to national index rates such as the U.S. Federal Funds rate or short-term U.S. Treasury rates that declined during the current period. The average rate of time deposits decreased eight basis points during the three months ended September 30, 2021 to 2.03% as compared to the prior year period. The decrease in the average rate of time deposits was due to a significant decline in market interest rates primarily associated with the economic conditions from the COVID-19 pandemic. Partially offsetting the decrease in interest expense was an increase in the average balance of interest-bearing liabilities, which increased by $252.5 million during the three months ended September 30, 2021 to $2.1 billion as compared to the prior year period. This increase was a result of a $450.3 million increase in the average balance of interest-bearing demand deposits and a $25.0 million increase in the average balance of savings deposits. These increases were partially offset by a $181.0 million decrease in the average balance of time deposits and a $41.8 million decrease in the average balance of borrowings.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Interest expense decreased $3.3 million, or 16.2%, to $16.9 million for the nine months ended September 30, 2021 from $20.1 million for the nine months ended September 30, 2020 due primarily to a decrease in market interest rates partially offset by an increase in the average balance of interest-bearing liabilities. The average rate of interest-bearing demand deposits decreased by 23 basis points during the nine months ended September 30, 2021 to 0.67% as compared to the prior year period. The decrease in the average rate on interest-bearing demand deposits was due to those deposits, primarily public funds accounts and brokered money market deposits, whose rates are contractually tied to national index rates such as the U.S. Federal Funds rate or short-term U.S. Treasury rates that declined during the current period. The average rate of time deposits decreased 29 basis points during the nine months ended September 30, 2021 to 1.96% as compared to the prior year period. The decrease in the average rate of time deposits was due to a significant decline in market interest rates primarily associated with the economic conditions from the COVID-19 pandemic. Partially offsetting the decrease in interest expense was an increase in the average balance of interest-bearing liabilities, which increased by $257.7 million during the nine months ended September 30, 2021 to $2.0 billion as compared to the prior year period. This increase was a result of a $345.5 million increase in the average balance of interest-bearing demand deposits and a $28.7 million increase in the average balance of savings deposits, which were partially offset by a $102.5 million decrease in the average balance of time deposits and a $14.1 million decrease in the average balance of borrowings.

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

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(in thousands except for %)	Average Balance	Interest	Yield/Rate (6)	Average Balance	Interest	Yield/Rate (6)
Assets
Interest-earning assets:
Interest-earning deposits with banks(1)	$190,309	$69	0.14%	$208,108	$51	0.10%
Securities (including FHLB stock)	425,824	2,660	2.48%	419,276	2,605	2.47%
Federal funds sold	2,691	—	—%	920	—	—%
Loans held for sale	—	—	—%	102	1	3.54%
Loans, net of unearned income	2,061,501	26,685	5.14%	1,708,015	22,518	5.24%
Total interest-earning assets	2,680,325	$29,414	4.35%	2,336,421	$25,175	4.29%

Noninterest-earning assets:
Cash and due from banks	17,313			12,922
Premises and equipment, net	59,631			58,905
Other assets	22,748			39,199
Total Assets	$2,780,017			$2,447,447

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$1,192,626	$1,983	0.66%	$742,325	$1,291	0.69%
Savings deposits	199,101	50	0.10%	174,128	62	0.14%
Time deposits	600,921	3,079	2.03%	781,874	4,139	2.11%
Borrowings	78,680	470	2.37%	120,524	644	2.13%
Total interest-bearing liabilities	2,071,328	$5,582	1.07%	1,818,851	$6,136	1.34%

Noninterest-bearing liabilities:
Demand deposits	479,433			429,594
Other	10,003			14,039
Total Liabilities	2,560,764			2,262,484

Shareholders' equity	219,253			184,963
Total Liabilities and Shareholders' Equity	$2,780,017			$2,447,447
Net interest income		$23,832			$19,039

Net interest rate spread (2)			3.28%			2.95%
Net interest-earning assets (3)	$608,997			$517,570
Net interest margin (4), (5)			3.53%			3.24%

Average interest-earning assets to interest-bearing liabilities			129.40%			128.46%

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
(5)The tax adjusted net interest margin was 3.53% and 3.25% for the above periods ended September 30, 2021 and 2020, respectively. A 21% tax rate was used to calculate the effect on securities income from tax exempt securities for the above periods ended September 30, 2021 and 2020, respectively.
(6)Annualized.

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
(in thousands except for %)	Average Balance	Interest	Yield/Rate (6)	Average Balance	Interest	Yield/Rate (6)
Assets
Interest-earning assets:
Interest-earning deposits with banks(1)	$251,465	$210	0.11%	$165,898	$348	0.28%
Securities (including FHLB stock)	318,768	5,904	2.48%	420,554	8,162	2.59%
Federal funds sold	1,342	—	—%	680	—	—%
Loans held for sale	14	—	—%	452	20	5.87%
Loans, net of unearned income	1,999,809	75,629	5.06%	1,613,847	67,400	5.58%
Total interest-earning assets	2,571,398	$81,743	4.25%	2,201,431	$75,930	4.61%

Noninterest-earning assets:
Cash and due from banks	14,127			12,898
Premises and equipment, net	60,038			58,190
Other assets	24,127			36,957
Total Assets	$2,669,690			$2,309,476

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$1,038,276	$5,222	0.67%	$692,760	$4,645	0.90%
Savings deposits	188,099	152	0.11%	159,433	210	0.18%
Time deposits	675,870	9,930	1.96%	778,325	13,137	2.25%
Borrowings	93,434	1,558	2.23%	107,508	2,136	2.65%
Total interest-bearing liabilities	1,995,679	$16,862	1.13%	1,738,026	$20,128	1.55%

Noninterest-bearing liabilities:
Demand deposits	462,548			381,967
Other	10,067			12,524
Total Liabilities	2,468,294			2,132,517

Shareholders' equity	201,396			176,959
Total Liabilities and Shareholders' Equity	$2,669,690			$2,309,476
Net interest income		$64,881			$55,802

Net interest rate spread (2)			3.12%			3.06%
Net interest-earning assets (3)	$575,719			$463,405
Net interest margin (4), (5)			3.37%			3.39%

Average interest-earning assets to interest-bearing liabilities			128.85%			126.66%
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
(5)The tax adjusted net interest margin was 3.38% and 3.39% for the above periods ended September 30, 2021 and 2020, respectively. A 21% tax rate was used to calculate the effect on securities income from tax exempt securities for the above periods ended September 30, 2021 and 2020, respectively.
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

For the three months ended September 30, 2021, the provision for loan losses was $0.3 million compared to $1.5 million for the same period in 2020. The decrease in the provision was attributable to economic improvement in 2021 as compared to the COVID-19 uncertainty and economic conditions present in 2020. Total charge-offs were $0.7 million for the three months ended September 30, 2021 and $1.1 million for the same period in 2020.

We recorded a $1.8 million provision for loan losses for the nine months ended September 30, 2021 compared to $4.6 million for the same period in 2020. The decrease in the provision was attributable to economic improvement in 2021 as compared to the COVID-19 uncertainty and economic conditions present in 2020. Total charge-offs were $1.5 million for the nine months ended September 30, 2021 and $1.8 million for the same period in 2020.

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

Noninterest income totaled $2.1 million for the three months ended September 30, 2021, a decrease of $1.5 million from $3.6 million for the three months ended September 30, 2020. The decrease was primarily due to increased losses on securities sales. Service charges, commissions and fees totaled $0.6 million for the three months ended September 30, 2021 and $0.7 million for the same period in 2020. ATM and debit card fees totaled $0.9 million for the three months ended September 30, 2021 and $0.8 million for the same period in 2020. Net securities losses were $0.2 million for the three months ended September 30, 2021 compared to gains of $0.8 million for the same period in 2020. The losses on securities sales primarily occurred as First Guaranty sold investment securities in order to fund loan growth and manage interest rate risk. Net gains on the sale of loans were $0.1 million for the three months ended September 30, 2021 and $0.7 million for the same period in 2020. Other noninterest income totaled $0.7 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively.

Noninterest income totaled $8.0 million for the nine months ended September 30, 2021, a decrease of $1.3 million from $9.3 million for the nine months ended September 30, 2020. The decrease was primarily due to decreased gains on securities sales. Service charges, commissions and fees totaled $1.9 million for the nine months ended September 30, 2021 and 2020, respectively. ATM and debit card fees totaled $2.6 million for the nine months ended September 30, 2021 and $2.2 million for the same period in 2020. Net securities gains were $0.9 million for the nine months ended September 30, 2021 and $2.6 million for the same period in 2020. The gains on securities sales primarily occurred as First Guaranty sold investment securities in order to fund loan growth and convert unrealized gains into realized earnings. Net gains on the sale of loans were $0.4 million for the nine months ended September 30, 2021 and $1.0 million for the same period in 2020. Other noninterest income totaled $2.1 million and $1.6 million for the nine months ended September 30, 2021 and 2020, respectively.

Noninterest Expense

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense and other types of expenses. Noninterest expense totaled $15.8 million for the three months ended September 30, 2021 and $14.5 million for the three months ended September 30, 2020. Salaries and benefits expense totaled $8.1 million for the three months ended September 30, 2021 and $7.3 million for the three months ended September 30, 2020. The increase was primarily due to the increase in personnel expense from new hires. Occupancy and equipment expense totaled $2.2 million for the three months ended September 30, 2021 and $1.9 million for the same period in 2020. Other noninterest expense totaled $5.4 million for the three months ended September 30, 2021 and $5.3 million for the same period in 2020.

Noninterest expense totaled $46.8 million for the nine months ended September 30, 2021 and $42.6 million for the nine months ended September 30, 2020. Salaries and benefits expense totaled $23.7 million for the nine months ended September 30, 2021 and $22.2 million for the nine months ended September 30, 2020. The increase was primarily due to the increase in personnel expense from new hires. Occupancy and equipment expense totaled $6.7 million for the nine months ended September 30, 2021 and $5.6 million for the same period in 2020. Other noninterest expense totaled $16.3 million for the nine months ended September 30, 2021 and $14.8 million for the same period in 2020.

The following table presents, for the periods indicated, the major categories of other noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Other noninterest expense:
Legal and professional fees	$786	$787	$2,493	$2,022
Data processing	423	473	1,377	2,198
ATM fees	403	318	1,336	970
Marketing and public relations	429	208	1,271	639
Taxes - sales, capital, and franchise	237	343	923	1,024
Operating supplies	175	177	608	626
Software expense and amortization	791	622	2,211	1,611
Travel and lodging	202	175	579	540
Telephone	119	43	329	149
Amortization of core deposit intangibles	174	178	590	534
Donations	141	106	403	306
Net costs from other real estate and repossessions	205	822	416	1,079
Regulatory assessment	498	420	1,448	1,072
Other	811	670	2,356	2,036
Total other noninterest expense	$5,394	$5,342	$16,340	$14,806

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other non-deductible expenses and the statutory tax rate. The provision for income taxes for the three months ended September 30, 2021 and 2020 was $2.0 million and $1.3 million, respectively. The provision for income taxes increased due to an increase in income before income taxes. First Guaranty's statutory tax rate was 21.0% for the three months ended September 30, 2021 and 2020, respectively.

The provision for income taxes for the nine months ended September 30, 2021 and 2020 was $5.0 million and $3.7 million, respectively. The provision for income taxes increased due to an increase in income before income taxes. First Guaranty's statutory tax rate was 21.0% for the nine months ended September 30, 2021 and 2020, respectively.

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

First Guaranty's cash and cash equivalents totaled $269.8 million at September 30, 2021 compared to $299.6 million at December 31, 2020. Loans maturing within one year or less at September 30, 2021 totaled $334.7 million. At September 30, 2021, time deposits maturing within one year or less totaled $269.8 million compared to $355.1 million at December 31, 2020. Time deposits maturing after one year through three years totaled $279.0 million at September 30, 2021 compared to $234.1 million at December 31, 2020. Time deposits maturing after three years totaled $49.9 million at September 30, 2021 compared to $136.5 million at December 31, 2020. First Guaranty's held to maturity ("HTM") securities portfolio at September 30, 2021 was $153.3 million, or 40.3% of the investment portfolio, compared to $0 at December 31, 2020. First Guaranty's available for sale ("AFS") securities portfolio was $226.8 million, or 59.7% of the investment portfolio as of September 30, 2021 compared to $238.5 million, or 100% of the investment portfolio at December 31, 2020. The majority of the AFS portfolio was comprised of U.S. Government Agencies, municipal bonds and investment grade corporate bonds. Management believes these securities are readily marketable and enhance First Guaranty's liquidity.

First Guaranty maintained a net borrowing capacity at the Federal Home Loan Bank totaling $412.8 million and $161.2 million at September 30, 2021 and December 31, 2020, respectively with $3.2 million in FHLB advances outstanding at September 30, 2021 compared to $53.4 million at December 31, 2020, respectively. The advances outstanding at December 31, 2020 were comprised of a short-term advance that was originated in response to the COVID-19 pandemic that totaled $50.0 million and a long-term advance that totaled $3.2 million. First Guaranty paid off the short-term advance acquired in response to the COVID-19 pandemic during the first quarter of 2021. In the second quarter of 2021, First Guaranty increased liquidity by utilizing a $49.4 million advance under the the Federal Reserve PPPLF. First Guaranty redeemed the PPPLF advance during the third quarter of 2021 as the additional liquidity was not required. At September 30, 2021, First Guaranty maintained the $3.2 million long-term FHLB advance acquired from the Union acquisition. The change in borrowing capacity with the Federal Home Loan Bank was due to changes in the value that First Guaranty receives on pledged collateral and due to First Guaranty's usage of the line. First Guaranty has increasingly transitioned public funds deposits into reciprocal deposit programs for collateralization as an alternative to FHLB letters of credit. First Guaranty also has a discount window line with the Federal Reserve Bank. We also maintain federal funds lines of credit at various correspondent banks with borrowing capacity of $100.5 million and a revolving line of credit for $6.5 million secured by a pledge of the Bank's common stock, with no outstanding balance at September 30, 2021. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources

First Guaranty's capital position is reflected in shareholders' equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total shareholders' equity increased to $219.1 million at September 30, 2021 from $178.6 million at December 31, 2020. The increase in shareholders' equity was principally the result of an increase of $33.1 million in preferred stock and an increase of $13.8 million in retained earnings, partially offset by a decrease of $6.3 million in accumulated other comprehensive income. The $33.1 million increase in preferred stock was the result of the issuance of 34,500 shares of non-cumulative perpetual preferred stock on April 27, 2021. The $13.8 million increase in retained earnings was due to net income of $19.2 million during the nine months ended September 30, 2021, partially offset by $4.7 million in cash dividends paid on shares of our common stock and $0.8 million in cash dividends paid on shares of our preferred stock. The decrease in accumulated other comprehensive income was primarily attributed to the increase in unrealized losses on available for sale securities during the nine months ended September 30, 2021.

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

In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of September 30, 2021, the Bank's capital conservation buffer was 3.48% exceeding the minimum of 2.50%.

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

In addition, as a result of the legislation, the federal banking agencies have developed a "Community Bank Leverage Ratio" (the ratio of a bank's Tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A "qualifying community bank" that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered "well capitalized" under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution's risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the new Community Bank Leverage Ratio at 9%. Pursuant to the CARES Act, the federal banking agencies set the Community Bank Leverage Ratio at 8% beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the Community Bank Leverage Ratio increased to 8.5% for the calendar year. Community banks will have until January 1, 2022, before the Community Bank Leverage Ratio requirement will return to 9%. A financial institution can elect to be subject to this new definition. As of September 30, 2021, the Bank did not elect to follow the Community Bank Leverage Ratio.

At September 30, 2021, we satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.

	"Well Capitalized Minimums"	As of September 30, 2021	As of December 31, 2020
Bank:
Tier 1 Leverage Ratio	5.00%	8.78%	8.58%
Tier 1 Risk-based Capital Ratio	8.00%	10.39%	10.97%
Total Risk-based Capital Ratio	10.00%	11.48%	12.22%
Common Equity Tier One Capital Ratio	6.50%	10.39%	10.97%

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

The following interest sensitivity analysis is one measurement of interest rate risk. This analysis reflects the contractual maturity characteristics of assets and liabilities over various time periods. This analysis does not factor in prepayments or interest rate floors on loans which may significantly change the report. This table includes nonaccrual loans in their respective maturity periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at September 30, 2021 illustrated below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

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

	September 30, 2021
	Interest Sensitivity Within
(in thousands except for %)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$614,176	$178,280	$792,456	$1,281,005	$2,073,461
Securities (including FHLB stock)	1,426	385	1,811	379,694	381,505
Federal Funds Sold	160	—	160	—	160
Other earning assets	247,957	—	247,957	—	247,957
Total earning assets	$863,719	$178,665	$1,042,384	$1,660,699	$2,703,083

Source of Funds:
Interest-bearing accounts:
Demand deposits	$1,245,969	$—	$1,245,969	$—	$1,245,969
Savings deposits	200,094	—	200,094	—	200,094
Time deposits	64,108	205,670	269,778	328,884	598,662
Short-term borrowings	—	—	—	5,795	5,795
Long-term borrowings	25,981	—	25,981	3,248	29,229
Junior subordinated debt	—	—	—	14,807	14,807
Noninterest-bearing, net	—	—	—	608,527	608,527
Total source of funds	$1,536,152	$205,670	$1,741,822	$961,261	$2,703,083

Period gap	$(672,433)	$(27,005)	$(699,438)	$699,438
Cumulative gap	$(672,433)	$(699,438)	$(699,438)	$—

Cumulative gap as a percent of earning assets	(24.9)%	(25.9)%	(25.9)%

Net interest income at risk measures the risk of a decline in earnings due to changes in interest rates. The first table below presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in the yield curve over a 12-month horizon at September 30, 2021. Shifts are measured in 100 basis point increments (+400 through -100 basis points) from base case. We do not present shifts less than 25 basis points because of the current low interest rate environment. The base case scenario encompasses key assumptions for asset/liability mix, loan and deposit growth, pricing, prepayment speeds, deposit decay rates, securities portfolio cash flows and reinvestment strategy and the market value of certain assets under the various interest rate scenarios. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous shocks are performed against that yield curve. The second table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from a gradual shift in the yield curve over a 12 month horizon.

Instantaneous Changes in Interest Rates (In Basis Points)	Percent Change In Net Interest Income
400	(3.00)%
300	(2.29)%
200	(1.44)%
100	(0.65)%
Base	—%
(25)	0.38%

Gradual Change in Interest Rates (In Basis Points)	Percent Change In Net Interest Income
400	(4.79)%
300	(3.56)%
200	(2.39)%
100	(1.07)%
Base	—%
(25)	1.11%

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

First Guaranty is subject to various legal proceedings in the normal course of its business. First Guaranty assesses its liabilities and contingencies in connection with outstanding legal proceedings. Where it is probable that First Guaranty will incur a loss and the amount of the loss can be reasonably estimated, First Guaranty records a liability in its consolidated financial statements. First Guaranty does not record a loss if the loss is not probable or the amount of the loss is not estimable. First Guaranty is a defendant in a lawsuit alleging overpayment of interest on a loan with a possible loss range of $0.0 million to $0.5 million. Judgment has been rendered against First Guaranty for the full amount, but First Guaranty is exercising its appeal rights. First Guaranty had an accrued liability of $0.1 million at September 30, 2021 related to this lawsuit. First Guaranty is also a defendant in a lawsuit alleging fault for a loss of funds by a customer with a possible loss range of $0.0 million to $1.5 million. No accrued liability has been recorded related to this lawsuit. First Guaranty settled a case in the third quarter of 2021 for $1.1 million. A receivable for $0.9 million has been recorded for recovery through First Guaranty's insurance coverage.

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

FIRST GUARANTY BANCSHARES, INC.

Date: November 9, 2021	By: /s/ Alton B. Lewis
Alton B. Lewis
Principal Executive Officer

Date: November 9, 2021	By: /s/ Eric J. Dosch
Eric J. Dosch
Principal Financial Officer
Secretary and Treasurer