Form 10-K
period 2021-12-31
First Guaranty Bancshares, Inc.
filed 2022-03-16
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Not Applicable
(Former name or former address, if changed since last report)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value	FGBI	The Nasdaq Stock Market LLC
Depositary Shares (each representing a 1/40th interest in a share of 6.75% Series A Fixed-Rate Non-Cumulative perpetual preferred stock)	FGBIP	The Nasdaq Stock Market LLC

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
Yes  ☐        No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2021 was approximately $99,900,000 based upon the price from the last trade of $19.48.

As of March 15, 2022, there were issued and outstanding 10,716,796 shares of the Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)Proxy Statement for the 2022 Annual Meeting of Shareholders of the Registrant (Part III).

PART I

Item 1 – Business

Our Company

First Guaranty Bancshares, Inc. ("First Guaranty") is a Louisiana-chartered bank holding company headquartered in Hammond, Louisiana. Our wholly owned subsidiary, First Guaranty Bank (the "Bank"), a Louisiana-chartered commercial bank, provides personalized commercial banking services mainly to Louisiana and Texas customers through 36 banking facilities primarily located in the Market Services Areas ("MSAs"), of Hammond, Baton Rouge, Lafayette, Shreveport-Bossier City, Lake Charles, Alexandria, Dallas-Fort Worth-Arlington, Waco, Texas. First Guaranty expanded into Kentucky and West Virginia, our Mideast markets, in 2021 with loan and deposit production offices in Vanceburg, Kentucky and Bridgeport, West Virginia.

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

We offer a variety of deposit accounts to consumers, small businesses and municipalities, including personal and business checking and savings accounts, time deposits and money market accounts. In addition, we offer a broad range of consumer services, including credit cards, mobile deposit capture, safe deposit boxes, official checks and automated teller machines. For our business customers we are pleased to offer additional solutions such as credit cards, merchant services, remote deposit capture, ACH origination, and lockbox services. First Guaranty continues to expand our digital services through an enhanced online banking system (including mobile app) which includes bill pay, budgeting tools, Biller Direct, Credit Aware powered by Savvy Money, and Card Swap. For our micro and small businesses, we offer Autobooks via our online banking channel. We remain committed to embracing new technology and strive to offer our customers new digital offerings as they are developed.

We invest a portion of our assets in securities issued by the United States Government and its agencies, state and municipal obligations, corporate debt securities, mutual funds, and equity securities. We also invest in mortgage-backed securities primarily issued or guaranteed by United States Government agencies or enterprises.

At December 31, 2021, we had consolidated total assets of $2.9 billion, total deposits of $2.6 billion and total shareholders' equity of $223.9 million.

Our History and Growth

First Guaranty Bank was founded in Amite, Louisiana on March 12, 1934. While the origins of First Guaranty Bank go back over 80 years, we began our modern history in 1993 when an investor group, led by Marshall T. Reynolds, our Chairman, invested $3.6 million in First Guaranty Bank as part of a recapitalization plan with the objective of building a community-focused commercial bank in our Louisiana markets. Since the implementation of that recapitalization plan, we have grown from six branches and $159 million in assets at the end of 1993 to 36 locations and $2.9 billion in assets at December 31, 2021. We have also paid a quarterly dividend for 114 consecutive quarters as of December 31, 2021. On July 27, 2007, we formed First Guaranty Bancshares and completed a one-for-one share exchange that resulted in First Guaranty Bank becoming the wholly-owned subsidiary of First Guaranty Bancshares (the "Share Exchange") and First Guaranty Bancshares becoming an SEC reporting public company. In November 2015, First Guaranty completed a public stock offering selling 626,560 shares and raising $9.3 million in net proceeds. In connection with the completion of the stock offering, First Guaranty's common shares began trading on the NASDAQ Global Market.

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
Hammond MSA

Our Markets

Our primary market areas include the Louisiana MSAs of Hammond, Baton Rouge, Lafayette, Shreveport-Bossier City, Lake Charles and Alexandria along with the Texas MSAs of Dallas-Fort Worth-Arlington and Waco. Most of our branches are located along the major Louisiana interstates of I-12, I-55, I-10, I-49 and I-20. We have four branches in the Dallas-Fort Worth metropolitan area and one branch in Waco, Texas. We have a loan production office in Lake Charles, Louisiana. In 2021, First Guaranty expanded into Kentucky and West Virginia. We have loan and deposit production offices in Vanceburg, Kentucky and Bridgeport, West Virginia that are not in MSAs. We refer to this region as our Mideast market.

Hammond MSA. We are headquartered in Hammond, Louisiana and approximately 38% of our deposits are in the Hammond MSA, our largest deposit concentration market. We had a deposit market share of 37.5% (at June 30, 2021) in the Hammond MSA, placing us first overall. Hammond is the principal city of the Hammond MSA, which includes all of Tangipahoa Parish, and is located approximately 50 miles north of New Orleans and 30 miles east of Baton Rouge. The Hammond MSA has a population of approximately 130,000. Hammond is intersected by I-55 and I-12, which are two heavily traveled interstate highways. As a result of Hammond's close proximity to New Orleans and Baton Rouge, Hammond and Tangipahoa Parish are among the fastest growing cities and Parishes in Louisiana. There is an abundance of new development, both commercial and residential, as well as numerous hotels which absorb overflowing demand for rooms near major events in New Orleans. Hammond is also the home of the main campus of Southeastern Louisiana University, with an enrollment of approximately 15,000 students.

The Hammond Northshore Regional Airport is a backup landing site for the Louis Armstrong New Orleans International Airport. The Louisiana National Guard maintains a 56-acre campus at the airport, which is home to the 1/244th Air Assault Helicopter Battalion. Port Manchac, which provides egress via Lake Pontchartrain with the Gulf of Mexico, is located 15 miles south of Hammond. The Hammond Amtrak Station located in downtown Hammond is on Amtrak's City of New Orleans route, which runs from New Orleans to Chicago, Illinois. The combination of highway, air, sea and rail transportation has made Hammond a major transportation and commercial hub of Louisiana. Hammond hosts numerous warehouses and distribution centers, and is a major distribution point for Wal-Mart and Winn Dixie. Medline began construction of a $45 million facility in Hammond in 2021 and Intralox announced a $60 million expansion of its existing Hammond facility in 2021.

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

Mideast Market. First Guaranty's office in Vanceburg, Kentucky is located approximately 90 miles from Cincinnati, Ohio and 95 miles from Lexington, Kentucky. First Guaranty's office in Bridgeport, West Virginia is located approximately 35 miles from Morgantown, West Virginia and 105 miles from Pittsburgh, Pennsylvania.

Our Strategy

Our mission is to increase shareholder value while providing services for and contributing to the growth and welfare of the communities that we serve. As home to "Fanatical Banking" our mission is to become the bank of choice for small business and consumer customers who are located in both metropolitan and rural markets. We desire to grow our market share along Louisiana's key interstate corridors of major interstates I-12, I-55, I-10, I-49 and I-20. We plan to continue expanding our Texas markets in Dallas Fort-Worth-Arlington and Waco both organically and through strategic acquisitions. We opened loan and deposit production offices in Vanceburg, Kentucky and Bridgeport, West Virginia. This mission involves not only expanding our geographical footprint but also evolving as an institution and staying relevant while offering new ways of banking. To achieve all of this, we seek to implement the following strategies:

Continue to Increase Total Loans as a Percentage of Assets. We plan to continue to change our asset composition by growing our loan portfolio to increase our total loans as a percentage of our assets. Our loan to deposit ratio was 83.2% as of December 31, 2021. The growth in our loan portfolio has broadened our customer base, reduced our interest rate risk exposure to fixed rate investment securities, and helped us expand our net interest margin. We have invested in the internal development of our lending department along with the select addition of experienced lenders. We continue to upgrade our technology to efficiently handle both our loan and deposit customers. First Guaranty uses the nCino loan platform and a suite of online banking products delivered by Q2.

We intend to continue to grow our loan portfolio organically by targeting small and medium-sized businesses engaged in manufacturing, agriculture, petrochemicals, real estate, healthcare and other professional services. The recent expansion into the Mideast markets located in Kentucky and West Virginia should help us accelerate our loan portfolio growth.

Our commercial lending team is organized around our regional market areas of Louisiana, Texas, and the new Mideast markets in Kentucky and West Virginia. A senior experienced lender leads each market team and ensures that our lenders deliver timely service to customers, meet and exceed expectations of loan approval time, and broaden customer relationships through referrals.

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

Over the last fourteen years, we have pursued a focused program to participate in syndicated loans (loans made by a group of lenders, including us, who share or participate in a specific loan, which is typically secured by business assets or equipment, and also commercial real estate) with a larger regional financial institution as the lead lender. Our focus has been to finance middle market companies whose borrowing needs typically range from $25 million to $75 million. Syndicated loans diversify our loan portfolio, increase our yield and mitigate interest rate risk due to the variable rate pricing structure of the loans. We expect to continue our syndicated lending program, but our local loan originations remain our funding priority.

We intend to grow our consumer loan portfolio principally through our residential mortgage program. We intend to leverage our existing branch network to expand our retail lending. We have expanded our technology to make it easier for both individual and business customers to bank with us through mobile and internet banking.

Expand Individual and Business Deposits and Maintain our Public Funds Program. Our deposit strategy is focused on continuing to expand our individual and business deposit bases while maintaining our public funds deposit program. Our deposit strategy leverages off the market share dominance that we have in several of our markets, such as the Hammond MSA where we had a 37.5% deposit market share at June 30, 2021, placing us first overall. Our commercial and consumer lending teams focus on building business and individual deposits concurrent with loans. Our public funds department is dedicated to maintaining strong relationships with our well diversified base of public entities. We provide a variety of services to our public funds clients. Our public funds deposit program has provided us with a stable source of funding. We will continue to concentrate on keeping many of these funds under contract as we are often the fiscal agent for these governmental agencies which helps maintain this funding.

Maintain Strong Asset Quality. We emphasize a disciplined credit culture based on intimate market knowledge, close ties to our customers, sound underwriting standards and experienced loan officers. First Guaranty has taken pro-active measures to address the challenging operating environment that began following the onset of the COVID-19 pandemic. First Guaranty provided various loan relief measures as provided by the CARES Act such as loan payment deferrals and SBA Paycheck Protection loans (PPP) that were designed to assist business customers. First Guaranty continues to monitor its loan portfolio given the ongoing economic uncertainty.

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

We believe our ability to execute an acquisition strategy has been enhanced by our internal investments in the areas of operations, compliance, finance, credit and information technology that provide us with a scalable platform for growth. Our focus will be on targets with quality loan portfolios and a long-term deposit customer base, particularly those with high levels of consumer and retail checking accounts, low cost deposits and favorable market share. We intend to pursue opportunities that will be accretive to earnings, result in a tangible book value earn back of approximately three years, strengthen our franchise, and ultimately enhance shareholder value.

Seek Innovative Partnerships. We are committed to staying on top of the industry trends and continue to educate ourselves in the ways our customers want to do business. Creating partnerships with innovative companies will allow us to stay relevant and meet the needs of our current and new customers. We use the nCino platform to improve the management of our loan process. The expansion of our Q2 online banking platform has given us numerous opportunities to increase our offering of digital banking services to both consumer and commercial clients through strategic partners already aligned with this service.

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

Non-Farm Non-Residential Loans. Non-farm non-residential loans are an integral part of our operating strategy. We expect to continue to emphasize this business line in the future with loans to small businesses and real estate projects in our market area. At December 31, 2021 loans secured by non-farm non-residential properties totaled $886.4 million, or 40.9% of our total loan portfolio. Our non-farm non-residential loans are secured by commercial real estate generally located in our market area, which may be owner-occupied or non-owner occupied. We may originate, participate in, or purchase real estate loans outside of our market area in order to diversify our portfolio. Our owner-occupied commercial real estate loans totaled $332.2 million, or 37.5% of total non-farm non-residential loans at December 31, 2021. Permanent loans on non-farm non-residential properties are generally originated in amounts up to 85% of the appraised value of the property for owner-occupied commercial real estate properties and up to 80% of the appraised value of the property for non- owner-occupied commercial real estate properties. We consider a number of factors in originating non-farm non-residential loans. We evaluate the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. We consider the financial resources of the borrower, the borrower's experience in owning or managing similar property and the borrower's payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that the borrower's net operating income together with the borrower's other sources of income is at least 125% of the annual debt service and the ratio of the loan amount to the appraised value of the mortgaged property. We generally obtain personal guarantees from the borrower or a third party as a condition to originating commercial real estate loans. All non-farm non-residential loans are appraised by outside independent appraisers approved by the board of directors.

Our non-farm non-residential loans are diversified by borrower and industry group, and generally secured by improved property such as hotels, office buildings, retail stores, gaming facilities, warehouses, manufacturing facilities, church buildings and other non-residential buildings. Non-farm non-residential loans are generally made at rates that adjust above the prime rate as reported in the Wall Street Journal, that mature in three to five years and with principal amortization for a period of up to 20 years. We will also originate fixed-rate, non-farm non-residential loans that mature in three to five years with principal amortization of up to 20 years. We have also recently developed a fully amortizing loan product that will have periodic interest rate price resets. Our largest concentration of non-farm non-residential loans is secured by hotels, and such loans are generally made only to hotel operators known to management. We will finance the construction of the hotel project and upon completion the loan will convert to permanent financing with a balloon feature after three to five years.

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

Commercial and Industrial Loans. Commercial and industrial loans totaled $398.4 million, or 18.4% of our total loan portfolio at December 31, 2021. Commercial and industrial loans (excluding syndicated loans) are generally made to small and mid-sized companies located within Louisiana and Texas. We also participate in government programs which guarantee portions of commercial and industrial loans such as the SBA and USDA. During 2020 and 2021, First Guaranty participated in the Paycheck Protection Program or PPP loan program. In most cases, we require collateral of equipment, accounts receivable, inventory, chattel or other assets before making a commercial business loan. We have a dedicated staff within our credit department that monitors asset-based lending and regularly conducts reviews of borrowing based certificates, aging and inventory reports, and on-site audits. Our commercial term loans totaled $157.9 million at December 31, 2021, or 39.6% of total commercial and industrial loans. Our commercial and industrial maximum loan to value limit is 80%. Our commercial term loans are generally fixed interest rate loans, indexed to the prime rate, with terms of up to five years, depending on the needs of the borrower and the useful life of the underlying collateral. Our commercial lines of credit totaled $166.6 million at December 31, 2021, or 41.8% of total commercial and industrial loans. Typically, our commercial lines of credit are adjustable rate lines, indexed to the prime interest rate, which generally mature yearly or within three years. Our underwriting standards for commercial and industrial loans include a review of the applicant's tax returns, financial statements, credit history, the underlying collateral and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan based on cash flow generated by the applicant's business. We generally obtain personal guarantees from the borrower or a third party as a condition to originating commercial and industrial loans.

Over the last fourteen years, we pursued a focused program to participate in syndicated loans (loans made by a group of lenders, including us, who share or participate in a specific loan) with a larger regional financial institution as the lead lender. Syndicated loans are typically made to large businesses (which are referred to as shared national credits) or middle market companies (which do not meet the regulatory definition of shared national credits), both of which are secured by business assets or equipment, and also commercial real estate. The syndicate group for both types of loans usually consists of two to three other financial institutions. These loans are adjustable-rate loans generally tied to LIBOR. Our participation amounts typically range between $5.0 million and $15.0 million. Our focus has been to finance middle market companies whose borrowing needs typically range from $25.0 million to $75.0 million. Syndicated loans diversify our loan portfolio, increase our yield and mitigate interest rate risk due to the variable rate pricing structure of the loans. We have a defined set of credit guidelines that we use when evaluating these credits. Our credit department independently reviews all syndicate loans and our board of directors has created a special committee to oversee the underwriting and approval of these loans. At December 31, 2021, syndicated loans secured by assets other than commercial real estate totaled $21.2 million, or 5.3% of the commercial and industrial loan portfolio, of which $17.6 million were shared national credits.

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

One- to Four-Family Residential Real Estate Loans. At December 31, 2021, our one- to four-family residential real estate loans totaled $288.3 million, or 13.3% of our total loan portfolio. We originate one- to four-family residential real estate loans that are secured primarily by residential property in Louisiana and Texas. We generally originate loans in amounts up to 95% of the lesser of the appraised value or purchase price of the mortgaged property. We currently offer one- to four-family residential real estate loans with terms up to 30 years that are generally underwritten according to Fannie Mae guidelines, and we refer to loans that conform to such guidelines as "conforming loans". We generally originate fixed-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which at December 31, 2021 was $548,250 for single-family homes in our market area. At December 31, 2021, we held $29.1 million in jumbo loans that are greater than the conforming loan limit. We generally hold our one- to four-family residential real estate loans in our portfolio. We also originate one- to four-family residential real estate loans secured by non-owner occupied properties, but less frequently. Our fixed-rate one- to four-family residential real estate loans include loans that generally amortize on a monthly basis over periods between 10 to 30 years with maturities that range from eight to 30 years. Fixed rate one- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers have the right to refinance or prepay their loans. We do not offer one- to four-family residential real estate loans specifically designed for borrowers with sub-prime credit scores, including interest-only, negative amortization or payment option adjustable-rate mortgage loans.

Our one- to four-family loans also include home equity lines of credit that have second mortgages. At December 31, 2021, we had $1.9 million in home equity lines of credit, which represented 0.7% of our one- to four-family residential real estate loans. Our home equity products are originated in amounts, that when combined with the existing first mortgage loan, do not generally exceed 80% of the loan-to-value ratio of the subject property.

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

Multifamily Loans. On occasion we will originate loans secured by multifamily real estate. At December 31, 2021, we had $65.8 million or 3.0% of our total loan portfolio in multifamily loans. Such loans may be either fixed- or adjustable-rate loans tied to the prime rate with terms to maturity up to five years and amortization schedules of up to 20 years. We will originate multifamily loans in amounts up to 80% of the value of the multifamily property. Nearly all of our multifamily loans are secured by properties in Louisiana and Texas. The underwriting of multifamily loans follows the general guidelines for our non-farm non-residential loans.

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

Construction and Land Development Loans. We offer loans to finance the construction of various types of commercial and residential property. At December 31, 2021, $174.3 million, or 8.1% of our total loan portfolio consisted of construction and land development loans. Construction loans to builders generally are offered with terms of up to 24 months and interest rates are tied to the prime lending rate. These loans generally are offered as fixed or adjustable-rate loans. We will originate residential construction loans for individual borrowers and builders, provided all necessary plans and permits have been obtained. Construction loan funds are disbursed as the project progresses. We will originate construction loans up to 80% of the estimated completed value of the project and we will originate land development loans in amounts up to 75% of the value of the property as developed. We will originate owner occupied one-to-four family residential construction loans up to 90% of the estimated completed value of the property.

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

Agricultural Loans. We are the leading lender for agricultural loans in our Southwest Louisiana market. Our agricultural lending includes loans to farmers for the purpose of cultivating rice, sugarcane, soybeans, timber, poultry and cattle. Agricultural loans are generally secured by crops, but may include additional collateral such as farm equipment or vehicles. Agricultural loans totaled $26.7 million, or 1.2% of our total loan portfolio at December 31, 2021. Such loans are generally offered with fixed rates at a margin above prime for a term of generally one year. We will originate agricultural loans in those instances where the borrower's financial strength and creditworthiness has been established. Agricultural loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower's business. A large number of our originated agricultural loans are guaranteed by the U.S. Farm Service Agency. We generally obtain personal guarantees from the borrower or a third party as a condition to originating agricultural loans.

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

Farmland Loans. We originate first mortgage loans secured by farmland. At December 31, 2021, farmland loans totaled $31.8 million, or 1.5% of our total loan portfolio. Such loans are generally fixed-rate loans at a margin over the prime rate with terms up to five years and amortization schedules of up to 40 years. Loans secured by farmland may be made in amounts up to 80% of the value of the farm. However, we will originate farmland loans in amounts up to 100% of the value of the farm if the borrower is able to secure a guarantee from the U.S. Farm Service Agency. Generally, we obtain personal guarantees of the borrower on all loans secured by farmland.

Commercial Leases. We have a commercial lease program that we have operated for seven years. We work with third parties to facilitate the sourcing of lease financing opportunities. Commercial leases generally have higher yields and shorter average lives than real estate secured loans. The average size of our commercial leases was approximately $16.0 million at December 31, 2021. Commercial leases totaled $246.0 million, or 11.4% of our total loan portfolio at December 31, 2021.

Consumer and Other Loans. We make various types of secured consumer loans that are collateralized by deposits, boats and automobiles as well as unsecured consumer loans. These loans totaled $48.1 million in aggregate, or 2.2% of our total loan portfolio at December 31, 2021.

Consumer loans generally have a fixed rate at a margin over the prime rate and have terms of three years to ten years. At December 31, 2021, $23.8 million of our consumer loans were unsecured. Our procedure for underwriting consumer loans includes an assessment of the applicant's credit history and ability to meet existing obligations and payments for the proposed loan, as well as an evaluation of the value of the collateral security, if any.

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

Loan Originations, Sales, Purchases and Participations. Loan originations are derived from a number of sources such as referrals from our board of directors, existing customers, borrowers, builders, attorneys and walk-in customers. We generally retain the loans that we originate in our loan portfolio and only sell loans infrequently. We had $62.9 million at December 31, 2021 in purchased loan participations that were not syndicated loans. We had $88.2 million in purchased loans, primarily secured by real estate, at December 31, 2021. First Guaranty acquired approximately $59.7 million in loans associated with our Mideast market at December 31, 2021. At December 31, 2021, we had $47.4 million in syndicated loans, of which $17.6 million were shared national credits.

Loan Approval Authority. We establish various lending limits for executive management and also maintain a loan committee comprised of our directors and management. Generally, loan officers have authority to approve secured loan relationships in amounts up to $150,000 and unsecured loan relationships in amounts up to $25,000, while Regional Managers and Presidents have secured loan approval authority up to $500,000 and unsecured approval authority up to $100,000. For loans exceeding a loan officer's approval authority, we utilize three methods for approvals: (1) credit officers, (2) Management Loan Committee, and (3) the Bank's director loan committee. Loan relationships between $500,000 and $1,500,000 are approved by a combination of credit officers and executive management. The management loan committee approves new money loans between $1,500,001 - $2,500,000. The director loan committee approves loan relationships of between $2,500,001 and up to $20.0 million. Any loan relationship exceeding $20.0 million requires the approval of the board of directors. Syndicated loans and Commercial Leases are approved by the Bank's Syndicate/Lease committee in amounts up to $20.0 million.

Our lending activities are also subject to Louisiana statutes and internal guidelines limiting the amount we can lend to any one borrower. Subject to certain exceptions, under Louisiana law the Bank may not lend on an unsecured basis to any single borrower (i.e., any one individual or business entity and his or its affiliates) an amount in excess of 20% of the sum of the Bank's capital stock and surplus, or on a secured basis an amount in excess of 50% of the sum of the Bank's capital stock and surplus. At December 31, 2021, our secured legal lending limit was approximately $93.6 million and our unsecured legal lending limit was approximately $37.4 million.

Deposit Products

Consumer and commercial deposits are attracted principally from within our primary market area through the offering of a selection of deposit instruments including noninterest-bearing and interest-bearing demand, savings accounts and time accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate. At December 31, 2021, we held $2.6 billion in deposits.

We actively seek to obtain public funds deposits. At December 31, 2021, public funds deposits totaled $957.9 million. We have developed a program for the retention and management of public funds deposits. These deposits are from local government entities such as school districts, hospital districts, sheriff departments and other municipalities. The majority of these deposits are under contractual terms of up to three years. Deposits under fiscal agency agreements are generally stable but public entities may maintain the ability to negotiate term deposits on a specific basis including with other financial institutions. These deposits generally have stable balances as we maintain both operating accounts and time deposits for these entities. There is a seasonal component to public deposit levels associated with annual tax collections. Public funds will increase at the end of the year and during the first quarter. In addition to seasonal fluctuations, there are monthly fluctuations associated with internal payroll and short-term tax collection accounts for our public funds deposit accounts. Public funds clients received funds associated with the CARES Act during 2021 and we anticipate that public funds will receive further CARES Act funds in 2022. Public funds deposit accounts are collateralized by FHLB letters of credit, reciprocal deposit insurance programs, Louisiana municipal bonds and eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac.

The interest rates paid by us on deposits are set at the direction of our executive management. Interest rates are determined based on our liquidity requirements, interest rates paid by our competitors, and our growth goals and applicable regulatory restrictions and requirements. At December 31, 2021, we had $43.9 million in brokered deposits the majority of which were in reciprocal deposit programs.

Investments

Our investment policy is to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and to meet pledging requirements for our public funds and other borrowings. Our investment securities consist of: (1) U.S. Treasury obligations; (2) U.S. government agency obligations; (3) mortgage-backed securities; (4) collateralized mortgage obligations; (5) corporate and other debt securities; (6) mutual funds and other equity securities and (7) municipal bonds. Our U.S. Government agency securities comprise the largest share of our investment securities, having a fair value of $266.7 million, of which $116.1 million were classified as available for sale and $150.6 million as held to maturity, at December 31, 2021.

The Bank's management asset liability committee and board investment committee are responsible for regular review of our investment activities and the review and approval of our investment policy. These committees monitor our investment securities portfolio and direct our overall acquisition and allocation of funds, with the goal of structuring our portfolio such that our investment securities provide us with a stable source of income but without exposing us to an excessive degree of market risk. During the last five years, our securities portfolio has generated $68.7 million of pre-tax income. For the year ended December 31, 2021, we had no security with an other than temporary impairment recognized.

Competition

We face intense competition both in making loans and attracting deposits. Our market areas in Louisiana, Texas, Kentucky and West Virginia have a high concentration of financial institutions, many of which are branches of large money center, super-regional and regional banks that have resulted from consolidation of the banking industry in Louisiana, Texas, Kentucky and West Virginia. Many of these competitors have greater resources than we do and may offer services that we do not provide, including more attractive pricing than we offer and more extensive branch networks for which they can offer their financial products.

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

Human Capital Resources

At December 31, 2021, we had 463 full-time and 27 part-time employees. None of our employees is represented by a collective bargaining group or are parties to a collective bargaining agreement. We believe that our relationship with our employees is good.

Subsidiaries

Other than our wholly-owned bank subsidiary, First Guaranty Bank, we have no subsidiaries.

Supervision and Regulation

General

First Guaranty Bank is a Louisiana-chartered commercial bank and is the wholly-owned subsidiary of First Guaranty Bancshares, a Louisiana-chartered bank holding company. First Guaranty Bank's deposits are insured up to applicable limits by the FDIC. First Guaranty Bank is subject to extensive regulation by the Louisiana Office of Financial Institutions (the "OFI"), as its chartering agency, and by the FDIC, its primary federal regulator and deposit insurer. First Guaranty Bank is required to file reports with, and is periodically examined by, the FDIC and the OFI concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. As a registered bank holding company, First Guaranty Bancshares is regulated by the Federal Reserve Board.

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

•Temporarily reducing the community bank leverage ratio alternative available to institutions of less than $10 billion of assets to 8%. The ratio increased to 8.5% for 2021 and reverts to 9% thereafter;

•The establishment of the Paycheck Protection Program (the “PPP”), a specialized low-interest forgivable loan program funded by the U.S. Treasury Department and administered through the SBA’s 7(a) loan guaranty program to support businesses affected by the COVID-19 pandemic. In May 2021, the SBA announced that PPP funding has been exhausted and the SBA stopped accepting new PPP loan applications; and

•The ability of a borrower of a federally-backed mortgage loan (VA, FHA, USDA, Freddie Mac and Fannie Mae) experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic, to request forbearance from paying their mortgage by submitting a request to the borrower’s servicer affirming their financial hardship during the COVID-19 emergency. Such a forbearance could be granted for up to 180 days, subject to extension for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract could accrue on the borrower’s account. Except for vacant or abandoned property, the servicer of a federally-backed mortgage was prohibited from taking any foreclosure action, including any eviction or sale action, for not less than the 60-day period beginning March 18, 2020, which period has subsequently been extended several times by federal mortgage-backing agencies.

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

Notwithstanding the foregoing, pursuant to the EGRRCPA, the FDIC finalized a rule, effective January 1, 2020, that established a community bank leverage ratio (tier 1 capital to average consolidated assets) at 9% for institutions under $10 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized. The CARES Act required that the community bank leverage ratio be temporarily lowered to 8%. The federal regulators issued a rule making the reduced ratio effective for the second quarter of 2020. Another rule was issued to transition back to the 9% community bank leverage ratio by increasing the ratio to 8.5% for calendar year 2021 and to 9% thereafter. Eligible institutions may opt into and out of the community bank ratio framework on their quarterly call report. First Guaranty Bank did not elect to follow the community bank leverage ratio as of December 31, 2021.

At December 31, 2021, First Guaranty Bank exceeded all regulatory capital requirements and was considered to be well-capitalized based on FDIC guidelines.

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

Concentrated Commercial Real Estate Lending Regulations. The federal banking agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending, which outlines their expectations for managing concentration risks. The guidance provides that an institution has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multi-family and non-farm residential properties and loans for construction, land development, and other land represent 300% or more of total capital and the outstanding balance of such loans has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing and increasing capital requirements. First Guaranty Bank is subject to these regulations.

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

As of December 31, 2021, First Guaranty Bank was considered well-capitalized.

Transactions with Related Parties. Transactions between a bank and its affiliates are limited by Sections 23A and 23B of the Federal Reserve Act, applicable to FDIC-insured state nonmember banks by Section 18(j) of the Federal Deposit Insurance Act, and its implementing regulations. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank. Generally, Sections 23A and 23B of the Federal Reserve Act limit the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to 10% of such institution's capital stock and surplus and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such institution's capital stock and surplus. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar transactions. In addition, loans or other extensions of credit by the institution to the affiliate are required to be collateralized in accordance with specified requirements. The law also requires that affiliate transactions be on terms and conditions that are substantially the same, or at least as favorable to the institution, as those provided to non-affiliates.

First Guaranty Bank's authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act, applicable to FDIC-insured state nonmember banks by Section 18(j) of the Federal Deposit Insurance Act, and Regulation O of the Federal Reserve Board, generally applicable to FDIC-supervised institutions by Section 337.3 of the FDIC Rules and Regulations. Among other things, these provisions generally require that extensions of credit to insiders:
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

Assessments for most insured depository institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. The assessment range (inclusive of possible adjustments) is for institutions of First Guaranty Bank’s size 1.5 basis points to 30 basis points.

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

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to establish or acquire branches and merger with other depository institutions. The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. First Guaranty Bank's latest FDIC CRA rating, dated September 24, 2019, was "satisfactory."

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

FHLB System. First Guaranty Bank is a member of the FHLB System, which consists of eleven regional FHLBs. The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB of Dallas, First Guaranty Bank is required to acquire and hold a specified amount of shares of capital stock in the FHLB. As of December 31, 2021, First Guaranty Bank was in compliance with this requirement.

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

Bank holding companies with greater than $3 billion in total consolidated assets are subject to consolidated regulatory capital requirements. We are not subject to the Federal Reserve Board's consolidated capital adequacy guidelines for bank holding companies as we do not have more than $3.0 billion in total assets.

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

The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board's policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization's capital needs, asset quality and overall financial condition. The Federal Reserve Board's policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by using available resources to provide capital funds during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codified the source of strength policy. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. Federal Reserve Board guidance provides for consultation with and supervisory review by the Federal Reserve Board prior to the payment of dividends or stock redemptions or repurchases under certain circumstances. These regulatory policies could affect our ability to pay dividends, repurchase shares of our common stock or otherwise engage in capital distributions.

We are affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is impossible for management to accurately predict future changes in monetary policy or the effect of such changes on our business or financial condition.

Federal Securities Laws

First Guaranty's common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. First Guaranty is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. We have policies, procedures and systems designed to ensure compliance with these regulations.

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

•our allowance for loan and lease losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;

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

Risks Related to Our Lending

Adverse events in Louisiana and Texas, where our business is concentrated, along with our new Mideast markets in Kentucky and West Virginia could adversely affect our results of operations and future growth.

Our business, the location of our branches and the real estate used as collateral on our real estate loans are primarily concentrated in Louisiana and North Central Texas. We anticipate future loan growth in our new Mideast markets located in Kentucky and West Virginia. At December 31, 2021, approximately 69.3% of the secured loans in our loan portfolio were secured by real estate and other collateral located in our market area. As a result, we are exposed to risks associated with a lack of geographic diversification. The occurrence of an economic downturn in Louisiana and North Central Texas, or adverse changes in laws or regulations in Louisiana and Texas could impact the credit quality of our assets, the businesses of our customers and our ability to expand our business. The COVID-19 pandemic has caused a severe economic downturn in our market area. Our success significantly depends upon the growth in population, income levels, deposits and housing in our market area. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may be negatively affected.

Material fluctuations in the price of oil and gas could adversely affect our business. At December 31, 2021, approximately $111.3 million, or 5.2% of our total loan portfolio was comprised of loans to businesses engaged in support or service activities for oil and gas operations. At December 31, 2021 we had $50.8 million in unfunded loan commitments related to these businesses. In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio. In addition, substantially all of our loans are to individuals and businesses in Louisiana and North Central Texas. Our business customers may not have customer bases that are as diverse as businesses serving regional or national markets. Consequently, any decline in the economy of our market area could have an adverse impact on our revenues and financial condition. In particular, we may experience increased loan delinquencies, which could result in a higher provision for loan losses and increased charge-offs. Any sustained period of increased non-payment, delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, results of operations and financial condition.

We have a significant number of loans secured by real estate, and a downturn in the local or national real estate market could negatively impact our profitability.

At December 31, 2021, approximately 66.8% of our total loan portfolio was secured by real estate, most of which is located in Louisiana and North Central Texas. Future declines in the real estate values in our Louisiana and North Central Texas markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower's obligations to us. First Guaranty may participate in or purchase real estate loans located outside of our traditional markets which may be affected by national or other localized market trends. This could require increasing our allowance for loan and lease losses to address the decrease in the value of the real estate securing our loans which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our loan portfolio consists of a high percentage of loans secured by non-farm non-residential real estate. These loans carry a greater credit risk than loans secured by one- to four-family properties.

Our loan portfolio includes non-farm non-residential real estate loans, primarily loans secured by commercial real estate such as office buildings, hotels and retail facilities. At December 31, 2021, our non-farm non-residential loans totaled $886.4 million, or 40.9% of our total loan portfolio. Our non-farm non-residential real estate loans expose us to greater risk of nonpayment and loss than one- to four-family family residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the borrowers. If we foreclose on these loans, our holding period for the collateral typically is longer than for a one- to four-family residential property because there are fewer potential purchasers of the collateral. In addition, non-farm non-residential real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential loans. Accordingly, charge-offs on non-farm non-residential loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. An unexpected adverse development on one or more of these types of loans can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

A portion of our loan portfolio is comprised of commercial and industrial loans secured by accounts receivables, inventory, equipment or other commercial collateral, the deterioration in value of which could increase the potential for future losses.

At December 31, 2021, $398.4 million, or 18.4% of our total loans, was comprised of commercial and industrial loans to businesses collateralized by general business assets including, among other things, accounts receivable, inventory and equipment and generally backed by a personal guaranty of the borrower or principal. These commercial and industrial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial and industrial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property such as equipment and inventory, which may decline in value more rapidly than we anticipate, or may be difficult to market and sell, exposing us to increased credit risk. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets, resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

A portion of our loan portfolio is comprised of commercial leases secured by equipment or other commercial collateral, the deterioration in value of which could increase the potential for future losses.

At December 31, 2021, $246.0 million, or 11.4% of our total loans, was comprised of commercial leases. These commercial leases are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial leases is subject to the ongoing business operations of the borrower. The collateral securing leases includes equipment and other assets which may decline in value more rapidly than we anticipate, or may be difficult to market and sell, exposing us to increased credit risk. Significant adverse changes in the economy or local market conditions in which our commercial leasing customers operate could cause rapid declines in loan collectability and the values associated with lease assets, resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

A portion of our loan portfolio consists of syndicated loans, including syndicated loans known as shared national credits, secured by assets located generally outside of our market area. Syndicated loans may have a higher risk of loss than other loans we originate because we are not the lead lender and we have limited control over credit monitoring.

Over the last fourteen years, we have pursued a focused program to participate in select syndicated loans (loans made by a group of lenders, including us, who share or participate in a specific loan) with a larger regional financial institution as the lead lender. Syndicated loans are typically made to large businesses (which are referred to as shared national credits) or middle market companies (which do not meet the regulatory definition of shared national credits), both of which are secured by business assets or equipment, and commercial real estate located generally outside of our market area. The syndicate group for both types of loans usually consists of two to three other financial institutions. First Guaranty's commitment typically ranges between $5.0 million to $15.0 million. At December 31, 2021, we had $47.4 million in syndicated loans, or 2.2% of our total loan portfolio. At December 31, 2021, we had $29.8 million in syndicated loans that were not shared national credits. On December 21, 2017, the Federal Reserve, FDIC, and Office of Comptroller of the Currency issued a change to the definition of a Shared National Credit. Effective January 1, 2018, the aggregate loan commitment threshold for inclusion in the Shared National Credit (SNC) program increased from $20 million to $100 million. First Guaranty's syndicated loans that meet the revised definition at December 31, 2021 were $17.6 million. Syndicated loans may have a higher risk of loss than other loans we originate because we rely on the lead lender to monitor the performance of the loan. Moreover, our decision regarding the classification of a syndicated loan and loan loss provisions associated with a syndicated loan are made in part based upon information provided by the lead lender. A lead lender also may not monitor a syndicated loan in the same manner as we would for other loans that we originate. If our underwriting of these syndicated loans is not sufficient, our non-performing loans may increase and our earnings may decrease.

If our nonperforming assets increase, our earnings will be adversely affected.

At December 31, 2021, our non-performing assets, which consist of non-performing loans and other real estate owned, were $20.0 million, or 0.70% of total assets. Our non-performing assets adversely affect our net income in various ways:

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

If the allowance for loan and lease losses is not sufficient to cover actual loan losses, earnings could decrease.

Loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. We may experience significant credit losses, which could have a material adverse effect on our operating results. Various assumptions and judgments about the collectability of the loan portfolio are made, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of many loans. In determining the amount of the allowance for loan and lease losses, management reviews the loans and the loss and delinquency experience and evaluates economic conditions.

At December 31, 2021, our allowance for loan and lease losses as a percentage of total loans, net of unearned income, was 1.11% and as a percentage of total non-performing loans was 133.79%. The determination of the appropriate level of allowance is subject to judgment and requires us to make significant estimates of current credit risks and future trends, all of which are subject to material changes. If assumptions prove to be incorrect, the allowance for loan and lease losses may not cover inherent losses in the loan portfolio at the date of the financial statements. Significant additions to the allowance would materially decrease net income. Non-performing loans may increase and non-performing or delinquent loans may adversely affect future performance. Any future credit deterioration, including as a result of COVID-19, could require us to increase our allowance for loan and lease losses in the future. In addition, federal and state regulators periodically review the allowance for loan and lease losses and may require an increase in the allowance for loan and lease losses or recognize further loan charge-offs. Any significant increase in our allowance for loan and lease losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition.

Emphasis on the origination of short-term loans could expose us to increased lending risks.

At December 31, 2021, $1.7 billion, or 77.3% of our total loans consisted of short-term loans, defined as loans whose payments are typically based on ten to 20-year amortization schedules but have maturities typically ranging from one to five years. This results in our borrowers having significantly higher final payments due at maturity, known as a "balloon payment." In the event our borrowers are unable to make their balloon payments when they are due, we may incur significant losses in our loan portfolio. Moreover, while the shorter maturities of our loan portfolio help us to manage our interest rate risk, they also increase the reinvestment risk associated with new loan originations. During an economic slow-down, we might incur significant losses as our loan portfolio matures.

The level of our commercial real estate loan portfolio subjects us to additional regulatory scrutiny.

The FDIC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multifamily and non-owner occupied, non-farm, non-residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these factors, we have a concentration in loans of the type described in (ii), above, or 363.93% of our total capital at December 31, 2021. The purpose of the guidance is to assist banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Our bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our commercial real estate and multifamily lending and/or the requirement that we maintain higher levels of regulatory capital, either of which would adversely affect our loan originations and profitability.
We are subject to regulatory enforcement risk, reputation risk and litigation risk regarding our participation in the PPP, and we are subject to the risk that the SBA may not fund some or all PPP loan guarantees.

The CARES Act included the PPP as a loan program administered through the SBA. Under the PPP, small businesses and other entities and individuals applied for loans from existing SBA lenders and other approved regulated lenders that enrolled in the program, subject to detailed qualifications and eligibility criteria.

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

Public funds deposits are a significant source of funds for our lending and investment activities. At December 31, 2021, $957.9 million, or 36.9% of our total deposits, consisted of public funds deposits from local government entities such as school districts, hospital districts, sheriff departments and other municipalities, which are collateralized by letters of credit from the Federal Home Loan Bank ("FHLB"), investment securities, and reciprocal deposit insurance programs. Given our dependence on high-average balance public funds deposits as a source of funds, our inability to retain such funds could significantly and adversely affect our liquidity. Further, our public funds deposits are primarily demand deposit accounts or short-term time deposits and are therefore more sensitive to interest rate risks. If we are forced to pay higher rates on our public funds accounts to retain those funds, or if we are unable to retain such funds and we are forced to resort to other sources of funds for our lending and investment activities, such as borrowings from the FHLB, the interest expense associated with these other funding sources may be higher than the rates we are currently paying on our public funds deposits, which would adversely affect our net income.

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

Net interest income is the most significant component of our operating income. For the year ended December 31, 2021, our net interest income totaled $89.6 million in comparison to our total noninterest income of $10.8 million earned during the same year. We do not rely on nontraditional sources of fee income utilized by some community banks, such as fees from sales of insurance, securities or investment advisory products or services. The amount of our net interest income is influenced by the overall interest rate environment, competition, and the amount of interest-earning assets relative to the amount of interest-bearing liabilities. In the event that one or more of these factors were to result in a decrease in our net interest income, we have limited sources of noninterest income to offset any decrease in our net interest income.

We obtain a significant portion of our noninterest revenue through service charges on core deposit accounts, and regulations impacting service charges could reduce our fee income.

A significant portion of our noninterest revenue is derived from service charge income. During the year ended December 31, 2021, service charges, commissions and fees represented $2.7 million, or 26.9% of our total noninterest income excluding gains on securities. During the year ended December 31, 2020, service charges, commissions and fees represented $2.6 million, or 28.6% of our total noninterest income excluding gains on securities. The largest component of this service charge income is overdraft-related fees. Management believes that changes in banking regulations pertaining to rules on certain overdraft payments on consumer accounts have and will continue to have an adverse impact on our service charge income. Additionally, changes in customer behavior, as well as increased competition from other financial institutions, may result in declines in deposit accounts or in overdraft frequency resulting in a decline in service charge income. A reduction in deposit account fee income could have a material adverse effect on our earnings.

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

Our businesses are dependent on their ability to process and monitor, on a daily basis, a large number of transactions, many of which are highly complex, across numerous and diverse markets. These transactions, as well as the information technology services we provide to clients, often must adhere to client-specific guidelines, as well as legal and regulatory standards. Due to the breadth of our client base and following the Premier and Union mergers, our geographical reach, developing and maintaining our operational systems and infrastructure is challenging, particularly as a result of rapidly evolving legal and regulatory requirements and technological shifts. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as a spike in transaction volume, cyber-attack or other unforeseen catastrophic events, which may adversely affect our ability to process these transactions or provide services.

In addition, our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Although we take protective measures to maintain the confidentiality, integrity and availability of information across all geographic and product lines, and endeavor to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve. As a result, our computer systems, software and networks may be vulnerable to unauthorized access such as a business email compromise, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks and other events that could have an adverse security impact. Despite the defensive measures we take to manage our internal technological and operational infrastructure, these threats may originate externally from third parties such as foreign governments, organized crime and other hackers, and outsourced or infrastructure-support providers and application developers, or may originate internally from within our organization. Given the increasingly high volume of our transactions, certain errors may be repeated or compounded before they can be discovered and rectified. Such incidents may result in required notifications to customers and or regulators resulting in reduced reputation and liability to legal proceedings.

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

While we attempt to invest a significant percentage of our assets in loans (our loan to deposit ratio was 83.2% at December 31, 2021), we invest a portion of our total assets (12.7% at December 31, 2021) in investment securities with the primary objectives of providing a source of liquidity, generating an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements of our public funds deposits and meeting regulatory capital requirements. At December 31, 2021, the carrying value of our securities portfolio was $364.2 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause an other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. At December 31, 2021, First Guaranty had no corporate debt securities with other-than-temporary impairment. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, financial condition and results of operations.

Other General Business Risks

Hurricanes or other adverse weather conditions can have an adverse impact on our market areas.

Our market area in Southeast Louisiana is close to New Orleans and the Gulf of Mexico, areas which are susceptible to hurricanes, tropical storms, flooding and other natural disasters and adverse weather conditions which could result in a disruption of our operations and increases in loan losses. In August 2021, Hurricane Ida affected several of our markets in Southeast Louisiana. Similar future events could potentially cause widespread property damage, require the relocation of an unprecedented number of residents and business operations, and severely disrupt normal economic activity in our market areas, which may have an adverse effect on our operations, loan originations and deposit base. Our Texas market was impacted by an ice storm in February 2021. Moreover, our ability to compete effectively with financial institutions whose operations are not concentrated in areas affected by hurricanes or other adverse weather conditions or whose resources are greater than ours will depend primarily on our ability to continue normal business operations following such event. The severity and duration of the effects of hurricanes or other adverse weather conditions will depend on a variety of factors that are beyond our control, including the amount and timing of government, private and philanthropic investments including deposits in the region, the pace of rebuilding and economic recovery in the region and the extent to which a hurricane's property damage is covered by insurance. The occurrence of any such event could have a material adverse effect on our business, financial condition and results of operations.

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

We hold assets, liabilities, and derivatives that are indexed to the various tenors of LIBOR including but not limited to the one-month LIBOR, three-month LIBOR, one-year LIBOR, and the ten-year constant maturing swap rate. The LIBOR yield curve is also utilized in the fair value calculation of many of these instruments. The reform of major interest benchmarks led to the announcement of the United Kingdom’ s Financial Conduct Authority, the regulator of the LIBOR index, that LIBOR would not be supported in its current form after the end of 2021. In December 2020, the administrator of LIBOR announced its intention to (i) cease the publication of the one-week and two-month U.S. dollar LIBOR after December 31, 2021, and (ii) cease the publication of all other tenors of U.S. dollar LIBOR (one, three, six and 12 month LIBOR) after June 30, 2023. We believe the U.S. financial sector will maintain an orderly and smooth transition to new interest rate benchmarks of which we will evaluate and adopt if appropriate. While in the U.S., the Alternative Rates Committee of the FRB and Federal Reserve Bank of New York have identified the SOFR as an alternative U.S. dollar reference interest rate, it is too early to predict the financial impact this rate index replacement may have, if at all. First Guaranty had approximately $53.6 million in loans indexed to LIBOR at December 31, 2021.

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

Our results of operations are affected by credit policies of monetary authorities, particularly the policies of the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. government securities, changes in the discount rate or the federal funds rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, particularly in light of the continuing threat of terrorist attacks, the current military operations in the Middle East, COVID-19, changes in rates of inflation, and uncertainty with the recent conflict in Eastern Europe, we cannot predict possible future changes in interest rates, deposit levels, loan demand or our business and earnings. Furthermore, the actions of the United States government and other governments in responding to such terrorist attacks, the military operations in the Middle East, COVID-19, or uncertainty in Eastern Europe, may result in currency fluctuations, exchange controls, market disruption and other adverse effects.

Curtailment of government guaranteed loan programs could affect a segment of our business, and government agencies may not honor their guarantees if we do not originate loans in compliance with their guidelines.

As of December 31, 2021, $67.2 million, or 3.1% of our total loan portfolio, was comprised of loans where all or some portion of the loans were guaranteed through the SBA, USDA or FSA lending programs, and we intend to grow this segment of our portfolio in the future. The majority of this portfolio, $35.4 million, was comprised of loans originated under the SBA PPP program at December 31, 2021. From time to time, the government agencies that guarantee these loans reach their internal limits and cease to guarantee loans. In addition, these agencies may change their rules for loans or Congress may adopt legislation that would have the effect of discontinuing or changing the loan programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. Therefore, if these changes occur, the volume of loans to small business, industrial and agricultural borrowers of the types that now qualify for government guaranteed loans could decline. Also, the profitability of these loans could decline.

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

Risk Associated with an Investment in our Common Stock

An active, liquid market for our common stock may not be sustained.

Our shares of common stock began trading on the NASDAQ Global Market in November 2015. An active trading market for shares of our common stock may not be sustained on NASDAQ due to our existing float and trading volume. An inactive market may also impair our ability to raise capital by selling our common stock and may impair our ability to expand our business by using our common stock as consideration in an acquisition.

We have several large shareholders, and such shareholders may independently vote their shares in a manner that you may not consider to be consistent with your best interest or the best interest of our shareholders as a whole.

Our principal shareholders (Marshall T. Reynolds, William K. Hood and Edgar R. Smith III) beneficially own, approximately 40% of our outstanding common stock as of December 31, 2021. Each of these shareholders will continue to have the ability to independently vote a meaningful percentage of our outstanding common stock on all matters put to a vote of our shareholders, including the election of our board of directors and certain other significant corporate transactions, such as a merger or acquisition transaction. On any such matter, the interests of these shareholders may not coincide with the interests of the other holders of our common stock and any such difference in interests may result in that shareholder voting its shares in a manner inconsistent with the interests of other shareholders.

Our dividend policy may change without notice, and our future ability to pay dividends is also subject to regulatory restrictions.

Holders of our common stock are entitled to receive only such cash dividends as our board of directors may declare out of funds legally available for the payment of dividends. First Guaranty is obligated to make payments on its senior debt, subordinated debt and preferred stock before making dividend payments to common shareholders.

Although First Guaranty Bancshares, Inc. and First Guaranty Bank prior to the Share Exchange, have paid a quarterly dividend to our shareholders for 114 consecutive quarters as of December 31, 2021, we have no obligation to continue paying dividends, and we may change our dividend policy at any time without prior notice to our common shareholders. In addition, our ability to pay dividends will continue to be subject, among other things, to certain regulatory guidance and/or restrictions.

Item 1B – Unresolved Staff Comments

None.

Item 2 - Properties

First Guaranty does not directly own any real estate, but it does own real estate indirectly through the Bank. The Bank operates 36 banking facilities. The following table sets forth certain information relating to each office. The net book value of premises and equipment at all branch locations, including the raw land of branches under development, at December 31, 2021 totaled $58.6 million. We believe that our properties are adequate for our business operations as they are currently being conducted.

Location	Use of Facilities	Year Facility Opened or Acquired	Owned/Leased
First Guaranty Square 400 East Thomas Street Hammond, LA 70401	First Guaranty Bank's Main Office	1975	Owned
2111 West Thomas Street Hammond, LA 70401	Guaranty West Banking Center	1974	Owned
455 West Railroad Avenue Independence, LA 70443	Independence Banking Center	1979	Owned
301 Avenue F Kentwood, LA 70444	Kentwood Banking Center	1975	Owned
189 Burt Blvd Benton, LA 71006	Benton Banking Center	2010	Owned
126 South Hwy. 1 Oil City, LA 71061	Oil City Banking Center	1999	Owned
401 North 2nd Street Homer, LA 71040	Homer Main Banking Center	1999	Owned
10065 Hwy 79 Haynesville, LA 71038	Haynesville Banking Center	1999	Owned
117 East Hico Street Dubach, LA 71235	Dubach Banking Center	1999	Owned
102 East Louisiana Avenue Vivian, LA 71082	Vivian Banking Center	1999	Owned
500 North Cary Avenue Jennings, LA 70546	Jennings Banking Center	1999	Owned
799 West Summers Drive Abbeville, LA 70510	Abbeville Banking Center	1999	Owned
2231 S. Range Avenue Denham Springs, LA 70726	Denham Springs Banking Center	2005	Owned
500 West Pine Street Ponchatoula, LA 70454	Ponchatoula Banking Center	2016	Owned
29815 Walker Rd S Walker, LA 70785	Walker Banking Center	2007	Owned
6151 Hwy 10 Greensburg, LA 70441	Greensburg Banking Center	2011	Owned
723 Avenue G Kentwood, LA 70444	Kentwood West Banking Center	2011	Owned
35651 Hwy 16 Montpelier, LA 70422	Montpelier Banking Center	2011	Owned
33818 Hwy 16 Denham Springs, LA 70706	Watson Banking Center	2011	Owned
8951 Synergy Dr. #100 McKinney, TX 75070	McKinney Banking Center	2017	Owned
7600 Woodway Drive Waco, TX 76712	Waco Banking Center	2017	Owned
2209 W. University Dr. Denton, TX 76201	Denton Banking Center	2017	Owned
2001 N. Handley Ederville Road Fort Worth, TX 76118	Fort Worth Banking Center	2017	Owned
603 Main Street #101 Garland, TX 75040	Garland Banking Center	2017	Leased
4221 Airline Drive Bossier City, LA 71111	Bossier City Banking Center	2017	Owned
4740 Nelson Rd #320 Lake Charles, LA 70605	Lake Charles Loan Production Office	2019	Leased
632 West Oak Street Amite, LA 70422	Amite Banking Center	2019	Owned
1701 Metro Drive Alexandria, LA 71301	Alexandria Banking Center	2019	Owned

1110 Shirley Road Bunkie, LA 71322	Bunkie Banking Center	2019	Owned
2705 Main Street Hessmer, LA 71341	Hessmer Banking Center	2019	Owned
305 North Main Street Marksville, LA 71351	Marksville Banking Center	2019	Owned
211 East Tunica Drive Marksville, LA 71351	Tunica Banking Center	2019	Owned
10710 Highway 1 Moreauville, LA 71355	Moreauville Banking Center	2019	Owned
40 Pinecrest Drive Pineville, LA 71360	Pineville Banking Center	2019	Owned
15 Second Street Vanceburg, Kentucky 41179	Vanceburg Loan and Deposit Production Office	2021	Leased
173 Bombarder Way, Jct. Routes 50 and 76 Bridgeport, West Virginia 26330	Bridgeport Loan and Deposit Production Office	2021	Leased

Item 3 - Legal Proceedings

First Guaranty is subject to various legal proceedings in the normal course of its business. First Guaranty assesses its liabilities and contingencies in connection with outstanding legal proceedings. Where it is probable that First Guaranty will incur a loss and the amount of the loss can be reasonably estimated, First Guaranty records a liability in its consolidated financial statements. First Guaranty does not record a loss if the loss is not probable or the amount of the loss is not estimable. First Guaranty is a defendant in a lawsuit alleging overpayment of interest on a loan with a possible loss range of $0.0 million to $0.5 million. Judgment has been rendered against First Guaranty for the full amount, but First Guaranty is exercising its appeal rights. First Guaranty had an accrued liability of $0.1 million at December 31, 2021 related to this lawsuit. First Guaranty is also a defendant in a lawsuit alleging fault for a loss of funds by a customer with a possible loss range of $0.0 million to $1.5 million. No accrued liability has been recorded related to this lawsuit. First Guaranty settled a case in the third quarter of 2021 for $1.1 million. A receivable for $0.9 million has been recorded for recovery through First Guaranty's insurance coverage.

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item 5 - Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are traded on the NASDAQ Global Market under the symbol "FGBI". As of December 31, 2021, there were approximately 1,500 holders of record of our common stock.

Our shareholders are entitled to receive dividends when, and if, declared by the Board of Directors, out of funds legally available for dividends. We have paid consecutive quarterly cash dividends on our common stock for each of the last 114 quarters dating back to the third quarter of 1993. The Board of Directors intends to continue to pay regular quarterly cash dividends. The ability to pay dividends in the future will depend on our earnings and financial condition, liquidity and capital requirements, regulatory restrictions, the general economic and regulatory climate and ability to service any equity or debt obligations senior to common stock. There are legal restrictions on the ability of First Guaranty Bank to pay cash dividends to First Guaranty Bancshares, Inc. Under federal and state law, we are required to maintain certain surplus and capital levels and may not distribute dividends in cash or in kind, if after such distribution we would fall below such levels. Specifically, an insured depository institution is prohibited from making any capital distribution to its shareholders, including by way of dividend, if after making such distribution, the depository institution fails to meet the required minimum level for any relevant capital measure including the risk-based capital adequacy and leverage standards.

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

First Guaranty Bancshares, Inc. did not repurchase any of its shares of common stock during the fourth quarter of 2021.

Item 6 - Selected Financial Data

The following table presents consolidated selected financial data for First Guaranty. It does not purport to be complete and is qualified in its entirety by more detailed financial information and the audited consolidated financial statements contained elsewhere in this annual report.

	At or For the Years Ended December 31,
(in thousands except for %)	2021	2020	2019	2018	2017
Year End Balance Sheet Data:
Investment securities	$364,156	$238,548	$426,516	$405,303	$501,656
Federal funds sold	$183	$702	$914	$549	$823
Loans, net of unearned income	$2,159,359	$1,844,135	$1,525,490	$1,225,268	$1,149,014
Allowance for loan and lease losses	$24,029	$24,518	$10,929	$10,776	$9,225
Total assets	$2,878,120	$2,473,078	$2,117,216	$1,817,211	$1,750,430
Total deposits	$2,596,492	$2,166,318	$1,853,013	$1,629,622	$1,549,286
Borrowings	$49,635	$116,630	$86,747	$34,538	$52,938
Shareholders' equity	$223,889	$178,591	$166,035	$147,284	$143,983
Common shareholders' equity	$190,831	$178,591	$166,035	$147,284	$143,983
Performance Ratios and Other Data:
Return on average assets	1.01%	0.87%	0.76%	0.82%	0.71%
Return on average common equity	14.06%	11.36%	8.99%	9.98%	8.59%
Return on average tangible assets (1)	1.04%	0.90%	0.78%	0.85%	0.73%
Return on average tangible common equity (1)	15.98%	13.08%	9.68%	10.77%	9.15%
Net interest margin	3.44%	3.35%	3.41%	3.41%	3.33%
Average loans to average deposits	83.65%	81.25%	78.59%	75.39%	72.23%
Efficiency ratio (2)	63.63%	58.95%	67.48%	69.46%	62.64%
Efficiency ratio (excluding amortization of intangibles and securities transactions) (2)	63.32%	68.44%	66.77%	66.63%	63.38%
Full time equivalent employees (year end)	470	429	431	346	338

(Footnotes follow on next page)

	At or For the Years Ended December 31,
(in thousands except for % and share data)	2021	2020	2019	2018	2017
Capital Ratios:
Average shareholders' equity to average assets	7.65%	7.62%	8.42%	8.20%	8.31%
Average tangible equity to average tangible assets (3)	7.02%	6.86%	8.02%	7.86%	8.01%
Common shareholders' equity to total assets	6.63%	7.22%	7.84%	8.10%	8.23%
Tangible common equity to tangible assets (3)	6.04%	6.51%	6.99%	7.79%	7.87%
Income Data:
Interest income	$111,917	$100,684	$91,643	$78,390	$67,546
Interest expense	$22,299	$26,017	$29,966	$21,366	$14,393
Net interest income	$89,618	$74,667	$61,677	$57,024	$53,153
Provision for loan losses	$2,055	$14,877	$4,860	$1,354	$3,822
Noninterest income (excluding securities transactions)	$10,046	$8,989	$8,456	$7,110	$6,943
Securities (losses) gains	$714	$14,791	$(157)	$(1,830)	$1,397
Noninterest expense	$63,868	$58,033	$47,219	$43,275	$38,521
Earnings before income taxes	$34,455	$25,537	$17,897	$17,675	$19,150
Net income	$27,297	$20,318	$14,241	$14,213	$11,751
Net income available to common shareholders	$25,913	$20,318	$14,241	$14,213	$11,751
Per Common Share Data (5):
Net earnings	$2.42	$1.90	$1.34	$1.33	$1.13
Cash dividends paid	$0.60	$0.58	$0.54	$0.53	$0.49
Book value	$17.81	$16.66	$15.49	$13.82	$13.51
Tangible book value (4)	$16.13	$14.92	$13.68	$13.24	$12.88
Dividend payout ratio for Common and Preferred	28.49%	30.68%	40.74%	39.65%	44.34%
Weighted average number of shares outstanding	10,716,796	10,716,796	10,666,055	10,657,245	10,416,337
Number of shares outstanding	10,716,796	10,716,796	10,716,796	10,657,245	10,657,245
Asset Quality Ratios:
Non-performing assets to total assets	0.70%	1.25%	1.04%	0.55%	0.84%
Non-performing assets to total loans	0.93%	1.68%	1.44%	0.82%	1.28%
Non-performing loans to total loans	0.83%	1.55%	1.12%	0.73%	1.17%
Loan loss reserve to non-performing assets	119.95%	79.33%	49.86%	107.48%	62.88%
Net charge-offs to average loans	0.13%	0.08%	0.36%	(0.02)%	0.54%
Provision for loan and lease loss to average loans	0.10%	0.89%	0.37%	0.12%	0.36%
Allowance for loan and lease loss to total loans	1.11%	1.33%	0.72%	0.88%	0.80%

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

(5)All share and per share amounts have been restated to reflect the ten percent stock dividend paid December 17, 2021 to shareholders of record as of December 15, 2021.

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

	At December 31,
(in thousands except for share data and %)	2021	2020	2019	2018	2017
Tangible Common Equity
Total shareholders' equity	$223,889	$178,591	$166,035	$147,284	$143,983
Adjustments:
Preferred Stock	33,058	—	—	—	—
Goodwill	12,900	12,900	12,942	3,472	3,472
Acquisition intangibles	5,051	5,815	6,527	2,704	3,249
Tangible common equity	$172,880	$159,876	$146,566	$141,108	$137,262
Common shares outstanding[1]	10,716,796	10,716,796	10,716,796	10,657,245	10,657,245
Book value per common share[1]	$17.81	$16.66	$15.49	$13.82	$13.51
Tangible book value per common share[1]	$16.13	$14.92	$13.68	$13.24	$12.88
Tangible Assets
Total Assets	$2,878,120	$2,473,078	$2,117,216	$1,817,211	$1,750,430
Adjustments:
Goodwill	12,900	12,900	12,942	3,472	3,472
Acquisition intangibles	5,051	5,815	6,527	2,704	3,249
Tangible Assets	$2,860,169	$2,454,363	$2,097,747	$1,811,035	$1,743,709
Tangible common equity to tangible assets	6.04%	6.51%	6.99%	7.79%	7.87%
1 All share amounts have been restated to reflect the ten percent stock dividend paid December 17, 2021 to shareholders of record as of December 15, 2021.

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

The following table reconciles, as of the dates set forth below, our efficiency ratio to the GAAP-based efficiency ratio:

	For the Year Ended December 31,
(in thousands except for share data and %)	2021	2020	2019	2018	2017
GAAP-based efficiency ratio	63.63%	58.95%	67.48%	69.46%	62.64%
Noninterest expense	$63,868	$58,033	$47,219	$43,275	$38,521
Amortization of intangibles	764	711	390	545	432
Noninterest expense, excluding amortization	63,104	57,322	46,829	42,730	38,089
Net interest income	89,618	74,667	61,677	57,024	53,153
Noninterest income	10,760	23,780	8,299	5,280	8,340
Adjustments:
Securities transactions	714	14,691	(157)	(1,830)	1,397
Noninterest income, excluding securities transactions	$10,046	$9,089	$8,456	$7,110	$6,943
Efficiency ratio	63.32%	68.44%	66.77%	66.63%	63.38%

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

Overview

First Guaranty Bancshares is a Louisiana corporation and a financial holding company headquartered in Hammond, Louisiana. Our wholly-owned subsidiary, First Guaranty Bank, a Louisiana-chartered commercial bank, provides personalized commercial banking services primarily to Louisiana and Texas customers through 36 banking facilities primarily located in the MSAs of Hammond, Baton Rouge, Lafayette, Shreveport-Bossier City, Lake Charles and Alexandria, Louisiana and Dallas-Fort Worth-Arlington, Waco, Texas and our new Mideast markets in Kentucky and West Virginia. We emphasize personal relationships and localized decision making to ensure that products and services are matched to customer needs. We compete for business principally on the basis of personal service to customers, customer access to officers and directors and competitive interest rates and fees.

Total assets were $2.9 billion at December 31, 2021 and $2.5 billion at December 31, 2020. Total deposits were $2.6 billion at December 31, 2021 and $2.2 billion at December 31, 2020. Total loans were $2.2 billion at December 31, 2021, an increase of $315.2 million, or 17.1%, compared with $1.8 billion at December 31, 2020. Total shareholders' equity was $223.9 million and $178.6 million at December 31, 2021 and December 31, 2020, respectively.

Net income was $27.3 million, $20.3 million and $14.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. We generate most of our revenues from interest income on loans, interest income on securities, sales of securities, ATM and debit card fees and service charges, commissions and fees. We incur interest expense on deposits and other borrowed funds and noninterest expense such as salaries and employee benefits and occupancy and equipment expenses. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowings which are used to fund those assets. Net interest income is our largest source of revenue. To evaluate net interest income, we measure and monitor: (1) yields on our loans and other interest-earning assets; (2) the costs of our deposits and other funding sources; (3) our net interest spread and (4) our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources.

Changes in market interest rates and interest rates we earn on interest-earning assets or pay on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and noninterest-bearing liabilities are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions, conditions in domestic and foreign financial markets and in 2020 and 2021 the economic and social effects of the COVID-19 pandemic. Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in Louisiana, Texas and our other out-of-state market areas. During the extended period of historically low interest rates, we continue to evaluate our investments in interest-earning assets in relation to the impact such investments have on our financial condition, results of operations and shareholders' equity.

Financial highlights for 2021 and 2020:
•Total assets increased $405.0 million, or 16.4%, to $2.9 billion at December 31, 2021 when compared with December 31, 2020. Total loans at December 31, 2021 were $2.2 billion, an increase of $315.2 million, or 17.1%, compared with December 31, 2020. Total deposits were $2.6 billion at December 31, 2021, an increase of $430.2 million, or 19.9% compared with December 31, 2020. Retained earnings were $56.7 million at December 31, 2021, an increase of $19.5 million compared to $37.1 million at December 31, 2020. Shareholders' equity was $223.9 million and $178.6 million at December 31, 2021 and December 31, 2020, respectively.
•Net income for each of the years ended December 31, 2021 and 2020 was $27.3 million and $20.3 million, respectively.
•Earnings per common share were $2.42 for the year ended December 31, 2021 and $1.90 for the year ended December 31, 2020. Total weighted average common shares outstanding were 10,716,796 at December 31, 2021 and December 31, 2020.
•First Guaranty participated in the SBA Paycheck Protection Program ("PPP") under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The CARES Act authorized the SBA to guarantee loans under a new 7(a) loan program known as the PPP. As a qualified SBA lender, we were automatically authorized to originate PPP loans. The SBA will guarantee 100% of the PPP loans made to eligible borrowers and will forgive such loans. The program has been conducted in two phases which First Guaranty classifies as Round 1 loans (originated in 2020) and Round 2 loans (originated in 2021). As of December 31, 2021, First Guaranty had remaining Round 1 PPP loans of $12.7 million with deferred fees of $0.3 million and Round 2 PPP loans of $22.6 million with deferred fees of $1.1 million remaining. $2.0 million in PPP fees were recognized during 2021 compared to $2.2 million in PPP fees recognized in 2020.
•The allowance for loan and lease losses was 1.11% of total loans at December 31, 2021 compared to 1.33% at December 31, 2020. First Guaranty attributes the decrease in the allowance as a percentage of loans to the improvement in factors related to the COVID-19 pandemic offset by growth in the loan portfolio identified risks. First Guaranty had acquisition related loan discounts that totaled approximately $1.4 million at December 31, 2021. First Guaranty had $35.4 million at December 31, 2021 of SBA guaranteed PPP loans that have no related allowance due to the 100% government guarantee in accordance with regulatory guidance.
•First Guaranty had approximately $12.4 million of loans on deferral as of December 31, 2021 due to Hurricane Ida that impacted Southeast Louisiana on August 29, 2021.
•The provision for loan losses totaled $2.1 million for 2021 compared to $14.9 million in 2020. The provision was primarily elevated in 2020 due to COVID-19 related economic conditions and due to growth in the loan portfolio.
•Net interest income for 2021 was $89.6 million compared to $74.7 million for 2020.
•Noninterest income for 2021 was $10.8 million compared to $23.8 million for 2020. Excluding the impact of securities gains, noninterest income for 2021 improved to $10.0 million from $9.0 million for 2020. The increase was primarily due to higher ATM and debit card fees.
•The net interest margin was 3.44% for 2021 and 3.35% for 2020. First Guaranty attributed the increase in the net interest margin to an improved mix of loans compared to securities and cash along with continued reduction in First Guaranty's cost of funds. Loans as a percentage of average interest earning assets increased to 77.3% at December 31, 2021 compared to 74.7% at December 31, 2020.
•Investment securities totaled $364.2 million at December 31, 2021, an increase of $125.6 million when compared to $238.5 million at December 31, 2020. Gains on the sale of securities were $0.7 million for 2021 as compared $14.8 million for 2020. At December 31, 2021, available for sale securities, at fair value, totaled $210.6 million, a decrease of $27.9 million when compared to $238.5 million at December 31, 2020. At December 31, 2021, held to maturity securities, at amortized cost, totaled $153.5 million as compared to $0 at December 31, 2020.
•Total loans net of unearned income were $2.2 billion at December 31, 2021 compared to $1.8 billion at December 31, 2020. Total loans net of unearned income are reduced by the allowance for loan and lease losses which totaled $24.0 million at December 31, 2021 and $24.5 million at December 31, 2020.
•Total impaired loans decreased $0.9 million to $15.0 million at December 31, 2021 compared to $15.9 million at December 31, 2020.
•Nonaccrual loans increased $1.1 million to $16.7 million at December 31, 2021 compared to $15.6 million at December 31, 2020.
•First Guaranty is a smaller reporting company and has delayed the adoption of ASU 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments." First Guaranty uses the incurred loss model for the calculation of its allowance.
•Return on average assets was 1.01% and 0.87% for the years ended December 31, 2021 and 2020, respectively. Return on average common equity was 14.06% and 11.36% for 2021 and 2020, respectively. Return on average assets is calculated by dividing net income by average assets. Return on average common equity is calculated by dividing net income by average common equity.
•Book value per common share was $17.81 as of December 31, 2021 compared to $16.66 as of December 31, 2020. Tangible book value per common share was $16.13 as of December 31, 2021 compared to $14.92 as of December 31, 2020. The increase in book value was due primarily to an increase in retained earnings partially offset by changes in accumulated other comprehensive income ("AOCI"). AOCI is comprised of unrealized gains and losses on available for sale securities.

•First Guaranty's Board of Directors declared cash dividends of $0.64 per common share in 2021, which was the equivalent of $0.60 per common share after adjusting for the 10% common stock dividend paid in December 2021. First Guaranty also declared cash dividends of $0.64 in 2020, which was the equivalent of $0.58 per common share after adjusting for the 10% common stock dividend paid in December 2021. First Guaranty has paid 114 consecutive quarterly dividends as of December 31, 2021.
•On April 27, 2021, First Guaranty issued 34,500 shares of 6.75% Series A Fixed-Rate Non-Cumulative Perpetual Preferred Stock, par value $1,000 per share, with a liquidation preference of $1,000 per share through an underwritten public offering of 1,380,000 depositary shares, each representing a 1/40th ownership interest in a share of the Series A Preferred Stock. Total gross proceeds from the preferred stock offering were $34.5 million. The shares are listed on NASDAQ under the symbol FGBIP. The proceeds were used to redeem $13.3 million in senior debt and increase the bank subsidiary capital by $20.0 million effective April 30, 2021. First Guaranty paid preferred cash dividends of $1.4 million during 2021.

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

In addition, the same process is utilized by First Guaranty Bancshares, Inc. at the conclusion of each year for the grant of stock bonuses to members of Management of First Guaranty Bank, selected by the Board of Directors of First Guaranty Bancshares, Inc. Those awards have averaged approximately $275,000 or 12,500 shares per year.

The SEC has requested information concerning this practice. No process has been instituted; only, a request for information.

Critical Accounting Estimates

Our consolidated financial statements are prepared to conform to generally accepted accounting principles in the United States and with predominant accounting practices within the banking industry. Certain critical estimates require judgment and estimates which are used in the preparation of the financial statements and accompanying notes.

We have identified the following critical accounting estimate that is critical to an understanding of our financial condition and results of operations.

Allowance for Loan and Lease Losses.

The allowance for loan and lease losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan and lease losses when management believes that the collectability of the principal is unlikely. The allowance, which is based on evaluation of the collectability of loans and prior loan loss experience, is an amount that, in the opinion of management, reflects the risks inherent in the existing loan portfolio and exists at the reporting date. The evaluations take into consideration a number of subjective factors including changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions that may affect a borrower's ability to pay, adequacy of loan collateral and other relevant factors.

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

Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan and lease losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The evaluation of the adequacy of loan collateral is often based upon estimates and appraisals. Because of changing economic conditions, the valuations determined from such estimates and appraisals may also change. Accordingly, we may ultimately incur losses that vary from management's current estimates. Adjustments to the allowance for loan and lease losses will be reported in the period such adjustments become known or can be reasonably estimated. All loan losses are charged to the allowance for loan and lease losses when the loss actually occurs or when the collectability of the principal is unlikely. Recoveries are credited to the allowance at the time of recovery.

Loans acquired in a business combination are recorded at their estimated fair value on their purchase date with no carryover of the related allowance for loan and lease losses. Acquired loans are segregated between those with deteriorated credit quality at acquisition and those deemed as performing. To make this determination, Management considers such factors as past due status, nonaccrual status, credit risk ratings, interest rates and collateral position. The fair value of acquired loans deemed performing is determined by discounting cash flows, both principal and interest, for each pool at prevailing market interest rates as well as consideration of inherent potential losses. The difference between the fair value and principal balances due at acquisition date, the fair value discount, is accreted into income over the estimated life of each loan pool. The fair value is estimated using an analysis of expected cash flows to be received from the loan and may include the use of third party appraisals to assist in the calculation. Performing acquired loans are subsequently evaluated for any required allowance at each reporting date.

The allowance consists of specific, general, and unallocated components. The specific component relates to loans that are classified as doubtful, substandard, and impaired. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. First Guaranty typically receives appraisals from independent third parties to facilitate this calculation.

The general component covers non-classified loans and special mention loans and is based on historical loss experience adjusted for qualitative factors.
Qualitative factors include analysis of levels and trends in delinquencies, nonaccrual loans, charge-offs and recoveries, loan risk ratings, trends in volume and terms of loans, changes in lending policy, credit concentrations, portfolio stress test results, national and local economic trends including the impact of COVID-19, industry conditions, and other relevant factors. For example, in 2020 and 2021 economic conditions related to the COVID-19 pandemic resulted in a higher allocation within this component of the allowance to hotel loans. First Guaranty's commercial lease originations increased in 2021 which resulted in an increased allocation within this component of the allowance primarily related to the trend in increased volume.

An unallocated component is maintained to cover uncertainties that could affect the estimate of probable losses.

The allowance for loan and lease losses is reviewed on a monthly basis. The monitoring of credit risk also extends to unfunded credit commitments, such as unused commercial credit lines and letters of credit. A reserve is established as needed for estimates of probable losses on such commitments.

Financial Condition

Assets

Our total assets were $2.9 billion at December 31, 2021, an increase of $405.0 million, or 16.4%, from total assets of $2.5 billion at December 31, 2020. Assets increased primarily due to increases in net loans of $315.7 million and investment securities of $125.6 million, partially offset by a decrease in cash and cash equivalents of $37.7 million at December 31, 2021 compared to December 31, 2020.

Loans

Net loans increased $315.7 million, or 17.4%, to $2.1 billion at December 31, 2021 from $1.8 billion at December 31, 2020. Commercial lease loan balances increased $141.9 million primarily due to new lease originations. First Guaranty has continued to expand its commercial lease portfolio which generally have higher yields than commercial real estate loans but shorter average lives. Non-farm non-residential loan balances increased $62.3 million primarily due to new originations. Commercial and industrial loans increased $45.4 million primarily due to new originations. SBA PPP loans totaled $35.4 million at December 31, 2021 compared to $92.3 million at December 31, 2020. These totals are included in commercial and industrial loans. Round 1 SBA PPP loans decreased from $92.3 million at December 31, 2020 to $12.7 million at December 31, 2021 due to SBA loan forgiveness. Partially offsetting these payoffs were Round 2 SBA PPP loan originations with total balances net of forgiveness payments of $22.6 million at December 31, 2021. Construction and land development loans increased $23.5 million principally due to advances on existing construction lines and new originations. Multifamily loans increased $19.9 million primarily due to the conversion of existing construction loans to permanent financing. One-to four-family loans increased $17.1 million primarily due to new originations. Farmland loans increased $4.9 million due to increases on agricultural loan commitments. Consumer and other loans increased $3.5 million primarily due to new originations. Agricultural loans decreased $1.6 million primarily due to seasonal activity. First Guaranty had approximately 5.2% of funded and 2.4% of unfunded commitments in our loan portfolio to businesses engaged in support or service activities for oil and gas operations. First Guaranty's hotel and hospitality portfolio totaled $182.8 million at December 31, 2021. As part of the management of risks in our loan portfolio, First Guaranty had previously established an internal guidance limit of approximately $187.0 million for its hotel and hospitality portfolio. First Guaranty had $257.8 million in loans related to our Texas markets at December 31, 2021 which was an increase of $12.9 million or 5.3% from $244.9 million at December 31, 2020. First Guaranty continues to have significant loan growth associated with its Texas branches. We anticipate additional growth opportunities in Texas as it contains four major cities in Austin, Dallas, Houston, and San Antonio, plus the continued growth and development of these areas is exceeding that of other areas of the country. Syndicated loans at December 31, 2021 were $47.4 million, of which $17.6 million were shared national credits. Syndicated loans decreased $27.8 million from $75.2 million at December 31, 2020.

As of December 31, 2021, 66.8% of our loan portfolio was secured by real estate. The largest portion of our loan portfolio, at 40.9% as of December 31, 2021, was non-farm non-residential loans secured by real estate. Approximately 31.9% of the loan portfolio was based on a floating rate tied to the prime rate or LIBOR as of December 31, 2021. 77.3% of the loan portfolio is scheduled to mature within five years from December 31, 2021. First Guaranty had $53.6 million in loans that were priced off of the LIBOR index rate at December 31, 2021. As it is anticipated that LIBOR will be discontinued after 2021, First Guaranty is reviewing its loan documents to determine alternative reference rates and does not anticipate there will be a significant financial statement impact with the transition.

Loan Portfolio Composition. The table below sets forth the balance of loans, excluding loans held for sale, outstanding by loan type as of the dates presented, and the percentage of each loan type to total loans.

	At December 31,
	2021		2020		2019		2018		2017
(in thousands except for %)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate:
Construction & land development	$174,334	8.1%	$150,841	8.2%	$172,247	11.3%	$124,644	10.1%	$112,603	9.8%
Farmland	31,810	1.5%	26,880	1.4%	22,741	1.5%	18,401	1.5%	25,691	2.2%
1- 4 Family	288,347	13.3%	271,236	14.7%	289,635	18.9%	172,760	14.1%	158,733	13.8%
Multifamily	65,848	3.0%	45,932	2.5%	23,973	1.6%	42,918	3.5%	16,840	1.4%
Non-farm non-residential	886,407	40.9%	824,137	44.6%	616,536	40.3%	586,263	47.7%	530,293	46.1%
Total Real Estate	1,446,746	66.8%	1,319,026	71.4%	1,125,132	73.6%	944,986	76.9%	844,160	73.3%
Non-Real Estate:
Agricultural	26,747	1.2%	28,335	1.5%	26,710	1.8%	23,108	1.9%	21,514	1.9%
Commercial and industrial	398,391	18.4%	353,028	19.1%	268,256	17.5%	200,877	16.4%	230,638	20.0%
Commercial leases	246,022	11.4%	104,141	5.6%	70,125	4.6%	25,906	2.1%	26,434	2.3%
Consumer and other	48,142	2.2%	44,642	2.4%	38,743	2.5%	33,537	2.7%	28,751	2.5%
Total Non-Real Estate	719,302	33.2%	530,146	28.6%	403,834	26.4%	283,428	23.1%	307,337	26.7%
Total Loans Before Unearned Income	2,166,048	100.0%	1,849,172	100.0%	1,528,966	100.0%	1,228,414	100.0%	1,151,497	100.0%
Less: Unearned income	(6,689)		(5,037)		(3,476)		(3,146)		(2,483)
Total Loans Net of Unearned Income	$2,159,359		$1,844,135		$1,525,490		$1,225,268		$1,149,014

Loan Portfolio Maturities. The following tables summarize the scheduled repayments of our loan portfolio at December 31, 2021 and 2020. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization.

	December 31, 2021
(in thousands)	One Year or Less	More Than One Year Through Five Years	More Than Five Years Through Fifteen Years	After Fifteen Years	Total
Real Estate:
Construction & land development	$36,038	$134,546	$3,370	$380	$174,334
Farmland	5,985	13,461	1,977	10,387	31,810
1- 4 family	30,670	64,472	30,069	163,136	288,347
Multifamily	13,159	44,879	6,618	1,192	65,848
Non-farm non-residential	107,855	597,919	106,218	74,415	886,407
Total Real Estate	193,707	855,277	148,252	249,510	1,446,746
Non-Real Estate:
Agricultural	10,467	6,426	4,196	5,658	26,747
Commercial and industrial	120,888	205,725	68,241	3,537	398,391
Commercial leases	30,690	215,332	—	—	246,022
Consumer and other	8,552	31,608	3,410	4,572	48,142
Total Non-Real Estate	170,597	459,091	75,847	13,767	719,302
Total Loans Before Unearned Income	$364,304	$1,314,368	$224,099	$263,277	$2,166,048
Less: Unearned income					(6,689)
Total Loans Net of Unearned Income					$2,159,359

	December 31, 2020
(in thousands)	One Year or Less	More Than One Year Through Five Years	More Than Five Years Through Fifteen Years	After Fifteen Years	Total
Real Estate:
Construction & land development	$23,276	$111,615	$13,349	$2,601	$150,841
Farmland	6,078	12,147	2,156	6,499	26,880
1- 4 family	37,604	65,011	29,236	139,385	271,236
Multifamily	5,030	29,127	10,276	1,499	45,932
Non-farm non-residential	105,623	494,690	144,689	79,135	824,137
Total Real Estate	177,611	712,590	199,706	229,119	1,319,026
Non-Real Estate:
Agricultural	12,356	5,795	5,664	4,520	28,335
Commercial and industrial	40,484	293,984	14,789	3,771	353,028
Commercial leases	29,503	74,638	—	—	104,141
Consumer and other	8,363	28,677	2,406	5,196	44,642
Total Non-Real Estate	90,706	403,094	22,859	13,487	530,146
Total Loans Before Unearned Income	$268,317	$1,115,684	$222,565	$242,606	$1,849,172
Less: unearned income					(5,037)
Total Loans Net of Unearned Income					$1,844,135

The following table sets forth the scheduled repayments of fixed and adjustable-rate loans at December 31, 2021 that are contractually due after December 31, 2022.

	Due After December 31, 2022
(in thousands)	Fixed	Floating	Total
One to five years	926,640	385,509	1,312,149
Over Five to 15 years	114,976	106,579	221,555
Over 15 years	179,522	78,987	258,509
Subtotal	$1,221,138	$571,075	$1,792,213
Nonaccrual loans			16,715
Total			$1,808,928

As of December 31, 2021, $349.1 million of floating rate loans were at their interest rate floor. At December 31, 2020, $305.0 million of floating rate loans were at the floor rate. Nonaccrual loans have been excluded from these totals.

Non-performing Assets

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

The following table shows the principal amounts and categories of our non-performing assets at December 31, 2021, 2020, 2019, 2018 and 2017.

	December 31,
(in thousands)	2021	2020	2019	2018	2017
Nonaccrual loans:
Real Estate:
Construction and land development	$530	$621	$381	$311	$371
Farmland	787	857	1,274	1,293	65
1- 4 family	2,861	2,227	2,759	2,246	1,953
Multifamily	—	—	—	—	—
Non-farm non-residential	8,733	7,449	4,646	864	3,758
Total Real Estate	12,911	11,154	9,060	4,714	6,147
Non-Real Estate:
Agricultural	2,302	3,472	4,800	3,651	1,496
Commercial and industrial	699	701	327	317	4,826
Commercial leases	—	—	—	—	—
Consumer and other	803	249	216	61	81
Total Non-Real Estate	3,804	4,422	5,343	4,029	6,403
Total nonaccrual loans	16,715	15,576	14,403	8,743	12,550

Loans 90 days and greater delinquent & still accruing:
Real Estate:
Construction and land development	246	1,000	48	—	—
Farmland	—	—	—	—	—
1- 4 family	514	4,980	923	26	—
Multifamily	162	366	—	—	—
Non-farm non-residential	281	4,699	1,603	—	—
Total Real Estate	1,203	11,045	2,574	26	—
Non-Real Estate:
Agricultural	—	67	—	—	41
Commercial and industrial	23	1,856	15	53	798
Commercial leases	—	—	—	—	—
Consumer and other	19	123	50	66	—
Total Non-Real Estate	42	2,046	65	119	839
Total loans 90 days and greater delinquent & still accruing	1,245	13,091	2,639	145	839

Total non-performing loans	$17,960	$28,667	$17,042	$8,888	$13,389

Other real estate owned and foreclosed assets:
Real Estate:
Construction and land development	—	311	669	241	304
Farmland	—	—	—	—	—
1- 4 family	817	131	559	120	23
Multifamily	—	—	—	—	—
Non-farm non-residential	1,255	1,798	3,651	777	954
Total Real Estate	2,072	2,240	4,879	1,138	1,281
Non-Real Estate:
Agricultural	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Commercial leases	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total Non-Real estate	—	—	—	—	—
Total other real estate owned and foreclosed assets	2,072	2,240	4,879	1,138	1,281

Total non-performing assets	$20,032	$30,907	$21,921	$10,026	$14,670

Non-performing assets to total loans	0.93%	1.68%	1.44%	0.82%	1.28%
Non-performing assets to total assets	0.70%	1.25%	1.04%	0.55%	0.84%
Non-performing loans to total loans	0.83%	1.55%	1.12%	0.73%	1.17%
Nonaccrual loans to total loans	0.77%	0.84%	0.94%	0.71%	1.09%
Allowance for loan and lease losses to nonaccrual loans	143.76%	157.41%	75.88%	123.25%	73.51%

For the years ended December 31, 2021 and 2020, gross interest income which would have been recorded had the non-performing loans been current in accordance with their original terms amounted to $0.8 million and $0.6 million, respectively. We recognized $0.1 million and $22,000 of interest income on such loans during the years ended December 31, 2021 and 2020, respectively. For the years ended December 31, 2021 and 2020, gross interest income which would have been recorded had the troubled debt restructured loans been current in accordance with their original terms amounted to $0.2 million and $0.1 million, respectively. We recognized $0.2 million and $11,000 of interest income on such loans during the years ended December 31, 2021 and 2020, respectively.

Non-performing assets were $20.0 million, or 0.70%, of total assets at December 31, 2021, compared to $30.9 million, or 1.25%, of total assets at December 31, 2020, which represented a decrease in non-performing assets of $10.9 million. The decrease in non-performing assets occurred primarily due to a reduction in 90 day past due and still accruing loans and other real estate owned offset by an increase in nonaccrual loans.

Nonaccrual loans increased from $15.6 million at December 31, 2020 to $16.7 million at December 31, 2021. The increase in nonaccrual loans was concentrated primarily in non-farm non-residential loans. Non-performing assets included $2.6 million in loans with a government guarantee, or 13.2% of non-performing assets. These are structured as net loss guarantees in which up to 90% of loss exposure is covered.

At December 31, 2021 loans 90 days and greater delinquent and still accruing totaled $1.2 million, a decrease of $11.8 million or 90 percent from $13.1 million at December 31, 2020. The decrease in loans 90 days or greater delinquent and still accruing was concentrated primarily in one-to four-family residential loans, non-farm non-residential loans, commercial and industrial loans and construction and land development loans. One-to-four family loans in the 90 day category included loans acquired from the Union acquisition that contractually matured but had not been renewed due to operations issues following the acquisition. First Guaranty initiated a sustained effort that resulted in satisfactorily renewing the majority of these acquired loans and returning them to performing status.

Other real estate owned at December 31, 2021 totaled $2.1 million, a decrease of $0.2 million from $2.2 million at December 31, 2020. The largest piece of property in other real estate owned is a retail shopping center that totals $1.7 million. First Guaranty has a reserve for other real estate owned losses. This reserve totaled $0.5 million at December 31, 2021 compared to $0.4 million at December 31, 2020. Total write downs and or reserves related to other real estate owned were $0.6 million in 2021 compared to $1.4 million in 2020. These expenses were included in other non-interest expense.

At December 31, 2021, our largest non-performing assets were comprised of the following nonaccrual loans, 90 day plus and still accruing loans and other real estate owned: (1) a non-farm non-residential loan secured by a hotel that totaled $3.4 million that is classified as a troubled debt restructured loan or TDR; (2) a non-farm non-residential loan secured by a childcare facility that totaled $1.8 million; (3) a $1.7 million non-farm non-residential property included in other real estate owned; (4) a non-farm non-residential loan secured by a mobile home facility that totaled $1.3 million; (5) a non-farm non-residential loan secured by a waste treatment facility that totaled $0.9 million; and (6) an agricultural/farmland loan relationship that totaled $0.9 million. The agricultural loan is partially guaranteed by the USDA Farm Service Agency.

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

The following is a summary of loans restructured as TDRs at December 31, 2021, 2020 and 2019:

	At December 31,
(in thousands)	2021	2020	2019
TDRs:
In Compliance with Modified Terms	$—	$—	$—
Past Due 30 through 89 days and still accruing	—	—	—
Past Due 90 days and greater and still accruing	—	—	—
Nonaccrual	3,382	3,591	—
Restructured Loans that subsequently defaulted	—	—	—
Total TDR	$3,382	$3,591	$—

At December 31, 2021, First Guaranty had one outstanding TDR which was a $3.4 million non-farm non-residential loan secured by commercial real estate that is on nonaccrual. The restructuring of this loan was related to interest rate and amortization concessions. The loan is secured by a hotel facility. This loan was not eligible for a CARES act modification.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the FDIC to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified as "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific allowance for loan and lease losses is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as "special mention" by our management.

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

We also employ a risk grading system for our loans to help assure that we are not taking unnecessary and/or unmanageable risk. The primary objective of the loan risk grading system is to establish a method of assessing credit risk to further enable management to measure loan portfolio quality and the adequacy of the allowance for loan and lease losses. Further, we contract with an external loan review firm to complete a credit risk assessment of the loan portfolio on a regular basis to help determine the current level and direction of our credit risk. The external loan review firm communicates the results of their findings to the Bank's audit committee. Any material issues discovered in an external loan review are also communicated to us immediately.

The following table sets forth our amounts of classified loans and loans designated as special mention at December 31, 2021, 2020 and 2019. Classified assets totaled $53.4 million at December 31, 2021, and included $18.0 million of non-performing loans.

	At December 31,
(in thousands)	2021	2020	2019
Classification of Loans:
Substandard	$53,353	$50,062	$53,072
Doubtful	—	—	—
Total Classified Assets	$53,353	$50,062	$53,072
Special Mention	$138,718	$99,201	$24,083

The increase in classified assets at December 31, 2021 as compared to December 31, 2020 was due to a $3.3 million increase in substandard loans. Substandard loans at December 31, 2021 consisted of $18.8 million in non-farm non-residential, $9.8 million in one- to four-family residential, $8.8 million in commercial and industrial, $7.0 million in multifamily, $4.1 million in farmland, $2.7 million in agricultural, $1.1 million in construction and land development, and the remaining $1.0 million comprised of consumer and other loans. Special mention loans increased by $39.5 million in 2021 primarily due to the downgrade of loans in the portfolio. The increase in special mention loans was primarily the result of loan relationships that were downgraded due to ongoing economic conditions associated with COVID-19 or relationship specific issues. The increase was concentrated with hotel loans. First Guaranty anticipates upgrading several loan relationships from special mention to pass status in the upcoming quarters.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is maintained to absorb potential losses in the loan portfolio. The allowance is increased by the provision for loan losses offset by recoveries of previously charged-off loans and is decreased by loan charge-offs. The provision is a charge to current expense to provide for current loan losses and to maintain the allowance commensurate with management's evaluation of the risks inherent in the loan portfolio. Various factors are taken into consideration when determining the amount of the provision and the adequacy of the allowance. These factors include but are not limited to:
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
•nature and volume of loans;
•overall portfolio quality, loan concentrations and portfolio stress test results;
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

The allowance for losses was $24.0 million at December 31, 2021 compared to $24.5 million at December 31, 2020.

The balance in the allowance for loan and lease losses is principally influenced by the provision for loan losses and by net loan loss experience. Additions to the allowance are charged to the provision for loan losses. Losses are charged to the allowance as incurred and recoveries on losses previously charged to the allowance are credited to the allowance at the time recovery is collected. The table below reflects the activity in the allowance for loan and lease losses for the years indicated.

	At or For the Years Ended December 31,
(dollars in thousands)	2021	2020	2019	2018	2017
Balance at beginning of year	$24,518	$10,929	$10,776	$9,225	$11,114

Charge-offs:
Real Estate:
Construction and land development	(92)	(265)	—	—	—
Farmland	—	—	—	—	—
1- 4 family	(266)	(154)	(552)	(99)	(33)
Multifamily	(12)	—	—	—	—
Non-farm non-residential	(1,020)	(550)	(2,603)	(404)	(1,291)
Total Real Estate	(1,390)	(969)	(3,155)	(503)	(1,324)
Non-Real Estate:
Agricultural	(149)	(110)	(40)	(300)	(162)
Commercial and industrial loans	(89)	(265)	(879)	(179)	(3,629)
Commercial leases	—	—	—	—	(802)
Consumer and other	(1,494)	(1,083)	(1,190)	(907)	(445)
Total Non-Real Estate	(1,732)	(1,458)	(2,109)	(1,386)	(5,038)
Total charge-offs	(3,122)	(2,427)	(5,264)	(1,889)	(6,362)

Recoveries:
Real Estate:
Construction and land development	—	—	—	3	43
Farmland	90	—	—	—	—
1- 4 family	44	39	39	90	92
Multifamily	—	—	—	20	40
Non-farm non-residential	7	178	5	89	85
Total Real Estate	141	217	44	202	260
Non-Real Estate:
Agricultural	17	70	—	26	138
Commercial and industrial loans	96	128	267	1,642	30
Commercial leases	4	388	—	—	—
Consumer and other	320	336	246	216	223
Total Non-Real Estate	437	922	513	1,884	391
Total recoveries	578	1,139	557	2,086	651

Net (charge-offs) recoveries	(2,544)	(1,288)	(4,707)	197	(5,711)
Provision for loan losses	2,055	14,877	4,860	1,354	3,822

Balance at end of year	$24,029	$24,518	$10,929	$10,776	$9,225

Ratios:
Net loan charge-offs to average loans	0.13%	0.08%	0.36%	(0.02)%	0.54%
Net loan charge-offs to loans at end of year	0.12%	0.07%	0.31%	(0.02)%	0.50%
Allowance for loan and lease losses to loans at end of year	1.11%	1.33%	0.72%	0.88%	0.80%
Net loan charge-offs to allowance for loan and lease losses	10.59%	5.25%	43.07%	(1.83)%	61.91%
Net loan charge-offs to provision charged to expense	123.80%	8.66%	96.85%	(14.55)%	149.42%

A provision for loan losses of $2.1 million was made during the year ended December 31, 2021 as compared to $14.9 million for 2020. The provisions made in 2021 were taken to provide for current loan losses and to maintain the allowance proportionate to risks inherent in the loan portfolio. First Guaranty’s incurred loan loss calculation method incorporates risk factors in the loan portfolio such as historical loss rates along with qualitative and quantitative factors. The composition of the loan portfolio affects the final allowance calculation. First Guaranty attributes the primary decrease in the provision was due to economic improvement in 2021 as compared to the COVID-19 uncertainty and economic conditions present in 2020.

First Guaranty's qualitative and quantitative factors accounted for the changes in economic conditions driven by the COVID-19 pandemic in both 2020 and 2021. The key factors included the following: industry specific conditions, loan growth, changes in specific concentrations, changes in loan risk ratings, lending policy, and national and local economic trends. First Guaranty continued to update its analysis of these factors throughout 2020 and 2021.

The loan portfolio factors in 2021 that primarily affected the allocation of the allowance included the following:

•The loan portfolio risks that changed and affected the allocation of the allowance were due to changes in historical loss rates, adjustments of certain qualitative factors to take into account the current estimated impact of COVID-19 and related economic conditions on borrowers' ability to repay loans and for allocations to impaired loans within their respective categories. First Guaranty adjusted allocations within its qualitative and quantitative factors to account for changes in potential COVID-19 related losses. Loan portfolio risks associated with COVID-19 declined in 2021 compared to 2020.

•Construction and land development loans increased during 2021 due to advances on existing construction lines of credit and new loan originations. Several loans previously in this category moved to permanent financing and are now included in the multifamily loan category as of December 31, 2021. The provision decrease related to this portfolio was due to changes in the qualitative analysis of the portfolio related to COVID-19 and improving economic conditions.

•One-to-four family residential loans increased during 2021. The provision decrease related to this portfolio was due to changes in the qualitative analysis of the portfolio related to COVID-19 and improving economic conditions.

•Multifamily loans increased during 2021. The provision related to this portfolio remained in line with the related provision from 2020 as improved economic conditions reduced portfolio risk even as the portfolio increased by $19.9 million during 2021.

•Non-farm non-residential loans increased during 2021. The provision decrease related to this portfolio was due to changes in the qualitative analysis of the portfolio related to COVID-19 and historical loss rates. First Guaranty continues to maintain a significant allowance for hotel loans based on qualitative factors primarily related to COVID-19 and related credit ratings for hotel loans. The associated allowance for hotels did decline in 2021 compared to 2020 due to improved economic conditions.

•Commercial and industrial loans increased during 2021. The provision decrease related to this portfolio was due to the changes in historical loss rates and changes in the qualitative analysis of the portfolio related to COVID-19 and improving economic conditions.

•Commercial leases increased during 2021. The increase in the related loan loss allowance balance was due primarily to the increased balances associated with commercial leases. Commercial leases grew during 2021 from $104.1 million at December 31, 2020 to $246.0 million at December 31, 2021.

•First Guaranty continues to monitor the acquired loans from the Union acquisition on November 7, 2019. Discounts on the acquired Union loans were approximately $1.4 million at December 31, 2021.

First Guaranty charged off $3.1 million in loan balances during the year ended December 31, 2021 as compared to $2.4 million for 2020. Recoveries totaled $0.6 million for the year ended December 31, 2021 and $1.1 million during 2020. The charged-off loan balances were concentrated in two loan relationships which totaled $1.0 million or 31.0% of the total charged off amount during the year ended December 31, 2021. The details of the $1.0 million in charged off loans were as follows:
•First Guaranty charged off $0.6 million on a non-farm non-residential loan secured by a waste treatment facility during the fourth quarter of 2021. This loan had a remaining principal balance of $0.9 million at December 31, 2021.
•First Guaranty charged off $0.4 million on a non-farm non-residential loan secured by a mobile home facility during the fourth quarter of 2021. This loan had a remaining principal balance of $1.3 million at December 31, 2021.
•Smaller loans and overdrawn deposit accounts comprised the remaining $2.1 million of charge-offs for 2021.

Allocation of Allowance for Loan and Lease Losses. The following tables set forth the allowance for loan and lease losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan and lease losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance for losses in other categories.

	At December 31,
	2021			2020
(dollars in thousands)	Allowance for Loan and Lease Losses	Percent of Allowance to Total Allowance for Loan and Lease Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan and Lease Losses	Percent of Allowance to Total Allowance for Loan and Lease Losses	Percent of Loans in Each Category to Total Loans
Real Estate:
Construction and land development	$769	3.2%	8.1%	$1,029	4.2%	8.2%
Farmland	478	2.0%	1.5%	462	1.9%	1.4%
1- 4 family	1,921	8.0%	13.3%	2,510	10.2%	14.7%
Multifamily	940	3.9%	3.0%	978	4.0%	2.5%
Non-farm non-residential	12,730	53.0%	40.9%	15,064	61.5%	44.6%

Non-Real Estate:
Agricultural	183	0.8%	1.2%	181	0.7%	1.5%
Commercial and industrial	2,363	9.8%	18.4%	2,802	11.4%	19.1%
Commercial leases	2,486	10.3%	11.4%	583	2.4%	5.6%
Consumer and other	1,371	5.7%	2.2%	907	3.7%	2.4%
Unallocated	788	3.3%	—	2	—%	—

Total Allowance	$24,029	100.0%	100.0%	$24,518	100.0%	100.0%

	At December 31,
	2019			2018
(dollars in thousands)	Allowance for Loan and Lease Losses	Percent of Allowance to Total Allowance for Loan and Lease Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan and Lease Losses	Percent of Allowance to Total Allowance for Loan and Lease Losses	Percent of Loans in Each Category to Total Loans
Real Estate:
Construction and land development	$423	3.9%	11.3%	$581	5.4%	10.1%
Farmland	50	0.4%	1.5%	41	0.4%	1.5%
1- 4 family	1,027	9.4%	18.9%	911	8.5%	14.1%
Multifamily	1,038	9.5%	1.6%	1,318	12.2%	3.5%
Non-farm non-residential	5,277	48.3%	40.3%	4,771	44.3%	47.7%

Non-Real Estate:
Agricultural	95	0.9%	1.8%	339	3.1%	1.9%
Commercial and industrial	1,909	17.5%	17.5%	1,909	17.7%	16.4%
Commercial leases	568	5.1%	4.6%	262	2.4%	2.1%
Consumer and other	542	5.0%	2.5%	629	5.9%	2.7%
Unallocated	—	—%	—	15	0.1%	—

Total Allowance	$10,929	100.0%	100.0%	$10,776	100.0%	100.0%

	At December 31,
	2017
(dollars in thousands)	Allowance for Loan and Lease Losses	Percent of Allowance to Total Allowance for Loan and Lease Losses	Percent of Loans in Each Category to Total Loans
Real Estate:
Construction and land development	$628	6.8%	9.8%
Farmland	5	0.1%	2.2%
1- 4 family	1,078	11.7%	13.8%
Multifamily	994	10.8%	1.4%
Non-farm non-residential	2,811	30.4%	46.1%

Non-Real Estate:
Agricultural	187	2.0%	1.9%
Commercial and industrial	2,377	25.8%	20.0%
Commercial leases	805	8.7%	2.3%
Consumer and other	320	3.5%	2.5%
Unallocated	20	0.2%	—

Total Allowance	$9,225	100.0%	100.0%

The following table presents net charge-offs during the period to average loans outstanding:

	December 31, 2021			December 31, 2020
(in thousands except for %)	Net Charge-offs	Average Loans Outstanding[1]	Net Charge-offs During Period to Average Loans Outstanding	Net Charge-offs	Average Loans Outstanding[1]	Net Charge-offs During Period to Average Loans Outstanding
Real Estate:
Construction & land development	$(92)	$168,269	(0.1)%	$(265)	$139,516	(0.2)%
Farmland	90	28,596	0.3%	—	25,536	—%
1- 4 Family	(222)	281,835	(0.1)%	(115)	278,561	—%
Multifamily	(12)	95,936	—%	—	35,293	—%
Non-farm non-residential	(1,013)	845,428	(0.1)%	(372)	727,965	(0.1)%

Non-Real Estate:
Agricultural	(132)	30,888	(0.4)%	(40)	30,791	(0.1)%
Commercial and industrial	7	357,746	—%	(137)	349,138	—%
Commercial leases	4	220,747	—%	388	80,268	0.5%
Consumer and other	(1,174)	43,957	(2.7)%	(747)	42,288	(1.8)%
1Average loans outstanding was calculated using the trailing four quarters total for loans.

Investment Securities

Investment securities at December 31, 2021 totaled $364.2 million, an increase of $125.6 million, or 52.7%, compared to $238.5 million at December 31, 2020. We purchase securities for our investment portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and meet pledging requirements for public funds and borrowings.

The securities portfolio consisted principally of U.S. Government and Government agency securities, agency mortgage-backed securities, corporate debt securities and municipal bonds. U.S. government agencies consist of FHLB, Federal Farm Credit Bank ("FFCB"), Freddie Mac and Fannie Mae obligations. Mortgage-backed securities that we purchase are issued by Freddie Mac and Fannie Mae. Management monitors the securities portfolio for both credit and interest rate risk. We generally limit the purchase of corporate securities to individual issuers to manage concentration and credit risk. Corporate securities generally have a maturity of 10 years or less. U.S. Government securities consist of U.S. Treasury bills that have maturities of less than 30 days. Government agency securities generally have maturities of 15 years or less. Agency mortgage-backed securities have stated final maturities of 15 to 20 years.

At December 31, 2021, the U.S. Government and Government agency securities and municipal bonds qualified as securities available to collateralize public funds. Securities pledged as collateral totaled $234.9 million at December 31, 2021 and $184.0 million at December 31, 2020. Our public funds deposits have a seasonal increase due to tax collections at the end of the year and the first quarter. We typically collateralize the seasonal public fund increases with short term instruments such as U.S. Treasuries or other agency backed securities.

The following table sets forth the amortized cost and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2021		2020		2019
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale:
U.S. Treasuries	$—	$—	$3,000	$3,000	$—	$—
U.S. Government Agencies	116,733	116,110	169,986	169,658	16,380	16,393
Corporate debt securities	79,344	78,225	36,153	36,489	94,561	95,369
Municipal bonds	15,543	15,699	27,381	28,162	30,297	32,153
Collateralized mortgage obligations	—	—	—	—	16,400	16,397
Mortgage-backed securities	576	586	1,208	1,239	179,546	179,625
Total available for sale securities	$212,196	$210,620	$237,728	$238,548	$337,184	$339,937

Held to maturity:
U.S. Government Agencies	153,536	150,585	—	—	18,175	18,143
Municipal bonds	—	—	—	—	5,107	5,289
Mortgage-backed securities	—	—	—	—	63,297	63,385
Total held to maturity securities	$153,536	$150,585	$—	$—	$86,579	$86,817

Our available for sale securities portfolio totaled $210.6 million at December 31, 2021, a decrease of $27.9 million, or 11.7%, compared to $238.5 million at December 31, 2020. The decrease was primarily due to the sale of securities, called bonds, and the transfer of AFS securities to the HTM portfolio in the first quarter of 2021.

Our held to maturity securities portfolio had an amortized cost of $153.5 million at December 31, 2021, compared to $0 at December 31, 2020. The held to maturity portfolio was terminated in the first quarter of 2002 due to economic conditions associated with COVID-19.

The following tables set forth the stated maturities and weighted average yields of our investment securities at December 31, 2021 and 2020.

	At December 31, 2021
	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years
(in thousands except for %)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Available for sale:
U.S. Treasuries	$—	—%	$—	—%	$—	—%	$—	—%
U.S. Government Agencies	—	—%	—	—%			116,110	2.3%
Corporate and other debt securities	—	—%	348	5.7%	77,877	2.9%	—	—%
Municipal bonds	643	3.3%	3,411	3.2%	3,513	3.9%	8,132	3.6%
Mortgage-backed securities	—	—%	2	0.8%	6	1.4%	578	1.4%
Total available for sale securities	$643	3.3%	$3,761	3.5%	$81,396	3.0%	$124,820	2.4%

Held to maturity:
U.S. Government Agencies	$—	—%	$—	—%	$19,445	1.6%	$134,091	2.3%
Total held to maturity securities	$—	—%	$—	—%	$19,445	1.6%	$134,091	2.3%

	At December 31, 2020
	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years
(in thousands except for %)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Available for sale:
U.S. Treasuries	$3,000	—%	$—	—%	$—	—%	$—	—%
U.S. Government Agencies	—	—%	—	—%	29,958	1.2%	139,700	2.0%
Corporate and other debt securities	5,633	3.5%	2,038	4.3%	27,762	4.9%	1,056	5.5%
Municipal bonds	1,037	4.1%	4,956	3.9%	10,692	3.9%	11,477	3.2%
Collateralized mortgage obligations	—	2.0%
Mortgage-backed Securities	—	—%	3	0.9%	3	2.0%	1,233	1.0%
Total available for sale securities	$9,670	2.5%	$6,997	4.0%	$68,415	3.1%	$153,466	2.1%

At December 31, 2021, $0.6 million, or 0.2%, of the securities portfolio was scheduled to mature in less than one year. Securities, not including mortgage-backed securities and collateralized mortgage obligations, with contractual maturity dates over 10 years totaled $258.3 million, or 70.9%, of the total portfolio at December 31, 2021. We closely monitor the investment portfolio's yield, duration, and maturity to ensure a satisfactory return. The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates. Prepayments of mortgages that collateralize mortgage-backed securities also affect the maturity of the securities portfolio.

First Guaranty, in furtherance of the strategy adopted in March 2020, initiated a plan to manage for economic uncertainty caused by the COVID-19 pandemic by converting unrealized gains in the securities portfolio to realized gains in the fourth quarter of 2020. First Guaranty sold mortgage-backed securities and corporate securities in October 2020. First Guaranty generated $12.2 million in pre-tax gains in the fourth quarter of 2020. First Guaranty has proceeded to reinvest the proceeds in securities and loans and subsequently reduced FHLB borrowings by $50.0 million in February 2021.
At December 31, 2021, the following table identifies the issuers, and the aggregate amortized cost and aggregate fair value of the securities of such issuers that exceeded 10% of our total shareholders' equity:

	At December 31, 2021
(in thousands)	Amortized Cost	Fair Value
Federal Home Loan Bank	$33,333	$33,071
Freddie Mac	95,230	93,401
Federal Farm Credit Bank	142,279	140,807
Total	$270,842	$267,279

Deposits

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. We regularly assess our funding needs, deposit pricing and interest rate outlooks. From December 31, 2020 to December 31, 2021, total deposits increased $430.2 million, or 19.9%, to $2.6 billion. Noninterest-bearing demand deposits increased $121.2 million, or 29.4% to $532.6 million at December 31, 2021. The increase in noninterest-bearing demand deposits was due to growth of compensating balances associated with new loan originations, economic conditions associated with the CARES Act, proceeds from the SBA PPP program, and additional stimulus payments made due to pandemic relief to First Guaranty's consumer and business customers. Interest-bearing demand deposits increased $415.2 million, or 48.3%, to $1,275.5 million at December 31, 2021. The increase in interest-bearing demand deposits was primarily concentrated in public funds interest-bearing demand deposits. Included in the increase in interest-bearing demand deposits were public funds time deposits that converted into interest-bearing deposits that were primarily collateralized by reciprocal deposit insurance. Savings deposits increased $32.8 million, or 19.4%, to $201.7 million at December 31, 2021, primarily related to increases in individual savings deposits. Time deposits decreased $139.0 million, or 19.2%, to $586.7 million at December 31, 2021, primarily due to the transition of several public funds customers from time deposits to interest-bearing deposits.

As we seek to strengthen our net interest margin and improve our earnings, attracting non-interest-bearing or lower cost deposits will be a primary emphasis. Management will continue to evaluate and update our product mix and related technology in its efforts to attract additional customers. We currently offer a number of deposit products that are competitively priced and designed to attract and retain customers with primary emphasis on noninterest-bearing deposits and other lower cost deposits. In the year 2022, First Guaranty has approximately $236.5 million in non-public funds time deposits that are scheduled to mature and represent an opportunity for repricing to more favorable market terms. This includes approximately $89.5 million in one year time deposits at an average rate of 0.56%, $41.1 million in two year time deposits at an average rate of 1.22%, and approximately $77.1 million in greater than two year time deposits at an average rate of 2.61% that are scheduled to mature in the year 2022. First Guaranty has over $200 million in time deposits with average rates in excess of 3.00% that are scheduled to mature during 2022 through 2024 with the majority of the maturities in 2023 and 2024. First Guaranty expects to renew the majority of these time deposits at lower market rates.

The following table sets forth the distribution of deposit accounts, by account type, for the dates indicated.

	For the Years Ended December 31,
Total Deposits	2021			2020			2019
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$477,802	19.8%	—%	$393,734	19.2%	—%	$262,379	15.7%	—%
Interest-bearing Demand	1,082,922	45.0%	0.7%	722,433	35.3%	0.8%	592,113	35.4%	1.8%
Savings	191,967	8.0%	0.1%	163,332	8.0%	0.2%	115,682	6.9%	0.4%
Time	655,025	27.2%	2.0%	767,075	37.5%	2.2%	703,685	42.0%	2.4%
Total Deposits	$2,407,716	100.0%	0.8%	$2,046,574	100.0%	1.1%	$1,673,859	100.0%	1.7%

	For the Years Ended December 31,
Individual and Business Deposits	2021			2020			2019
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$471,371	29.7%	—%	$382,940	27.5%	—%	$256,099	23.7%	—%
Interest-bearing Demand	390,481	24.6%	1.0%	280,587	20.1%	1.0%	241,290	22.3%	1.4%
Savings	154,560	9.8%	0.1%	127,804	9.2%	0.1%	86,972	8.0%	0.1%
Time	569,924	35.9%	2.2%	600,887	43.2%	2.5%	498,521	46.0%	2.6%
Total Individual and Business Deposits	$1,586,336	100.0%	1.0%	$1,392,218	100.0%	1.3%	$1,082,882	100.0%	1.5%

	For the Years Ended December 31,
Public Fund Deposits	2021			2020			2019
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$6,431	0.8%	—%	$10,794	1.7%	—%	$6,280	1.1%	—%
Interest-bearing Demand	692,441	84.3%	0.5%	441,846	67.5%	0.7%	350,823	59.3%	2.0%
Savings	37,407	4.5%	0.2%	35,528	5.4%	0.4%	28,710	4.9%	1.6%
Time	85,101	10.4%	0.8%	166,188	25.4%	1.1%	205,164	34.7%	2.1%
Total Public Fund Deposits	$821,380	100.0%	0.5%	$654,356	100.0%	0.8%	$590,977	100.0%	1.9%

At December 31, 2021, public funds deposits totaled $957.9 million compared to $715.3 million at December 31, 2020. Public funds time deposits totaled $31.4 million at December 31, 2021 compared to $158.9 million at December 31, 2020. The decline in public funds time deposits was the result of certain deposits moving into demand or money market deposits from time deposits. Public funds deposits increased due to new balances from existing customers along with First Guaranty's expansion of its public funds deposits program in the Texas market. We have developed a program for the retention and management of public funds deposits. Since the end of 2012, we have maintained public funds deposits in excess of $400.0 million. These deposits are from public entities such as school districts, hospital districts, sheriff departments and municipalities. The majority of these funds are under fiscal agency agreements with terms of three years or less. Deposits under fiscal agency agreements are generally stable but public entities may maintain the ability to negotiate term deposits on a specific basis including with other financial institutions. These deposits generally have stable balances as we maintain both operating accounts and time deposits for these entities. There is a seasonal component to public deposit levels associated with annual tax collections. Public funds will increase at the end of the year and during the first quarter. In addition to seasonal fluctuations, there are monthly fluctuations associated with internal payroll and short-term tax collection accounts for our public funds deposit accounts. Public funds deposit accounts are collateralized by FHLB letters of credit, by expanded reciprocal deposit insurance programs, by Louisiana municipal bonds and by eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac. First Guaranty continues to grow the proportion of its public funds portfolio that is collateralized by reciprocal deposit insurance as an alternative to pledging securities or utilizing FHLB letters of credit. First Guaranty initiated this strategy to more efficiently invest these deposits in higher yielding loans to improve the net interest margin and earnings. Total public funds collateralized by reciprocal deposit insurance programs increased to $496.4 million at December 31, 2021 compared to $217.7 million at December 31, 2020.

The following table sets forth public funds as a percent of total deposits.

	At December 31,
(in thousands except for %)	2021	2020	2019
Public Funds:
Noninterest-bearing Demand	$5,919	$5,109	$9,944
Interest-bearing Demand	882,156	514,416	424,732
Savings	38,432	36,862	29,570
Time	31,365	158,925	146,420
Total Public Funds	$957,872	$715,312	$610,666
Total Deposits	$2,596,492	$2,166,318	$1,853,013
Total Public Funds as a percent of Total Deposits	36.9%	33.0%	33.0%

At December 31, 2021, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $250,000 was approximately $159.1 million. At December 31, 2021, approximately $80.3 million of our certificates of deposit greater than or equal to $250,000 had a remaining term greater than one year.

The following table sets forth the maturity of the total certificates of deposit greater than or equal to $250,000 at December 31, 2021.

(in thousands)	December 31, 2021
Due in one year or less	$78,804
Due after one year through three years	73,409
Due after three years	6,864
Total certificates of deposit greater than or equal to $250,000	$159,077

The total amount of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) were estimated at $667.5 million at December 31, 2021.

The following table sets forth the maturity of certificates of deposits greater than $250,000 at December 31, 2021.

(in thousands)	December 31, 2021
Three months or less	$22,525
Three to six months	16,434
Six months to one year	30,605
One to three years	57,580
More than three years	6,683
Total certificates of deposit greater than $250,000	$133,827

Borrowings

First Guaranty maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. First Guaranty had $6.4 million in short-term borrowings outstanding at December 31, 2021 compared to $56.1 million outstanding at December 31, 2020. The short-term borrowings at December 31, 2021 were comprised of repurchase agreements of $6.4 million. The advances outstanding at December 31, 2020 were comprised of a short-term advance that was originated in response to the COVID-19 pandemic that totaled $50.0 million and a long-term advance that totaled $3.4 million. First Guaranty paid off the short-term advance acquired in response to the COVID-19 pandemic during the first quarter of 2021. First Guaranty participated in the Federal Reserve Paycheck Protection Program Liquidity Facility ("PPPLF") in the second quarter of 2021. These borrowings were paid off during the third quarter of 2021. First Guaranty has a long term FHLB advance that was acquired from the Union transaction that totaled $3.2 million at December 31, 2021 compared to $3.4 million at December 31, 2020. First Guaranty had available lines of credit of $26.5 million, with no outstanding balance at December 31, 2021.

At December 31, 2021, we had $250.7 million in FHLB letters of credit outstanding obtained primarily for collateralizing public deposits. The decline in the usage of FHLB letters of credit is due to First Guaranty utilizing reciprocal deposit insurance programs as an alternative collateralization solution to FHLB letters of credit.

The following table sets forth information concerning balances and interest rates on our short-term borrowings at the dates and for the years indicated.

	At or For the Years Ended December 31,
(in thousands except for %)	2021	2020	2019
Balance at end of year	$6,439	$56,121	$19,919
Maximum month-end outstanding	$56,369	$57,048	$19,919
Average daily outstanding	$10,458	$48,277	$3,320
Weighted average rate during the year	1.40%	0.95%	2.00%
Weighted average rate at the end of the year	2.23%	0.89%	2.00%

First Guaranty had senior long-term debt totaling $25.2 million at December 31, 2021 and $42.4 million at December 31, 2020. First Guaranty paid off $13.3 million in senior long-term debt using proceeds from its preferred stock capital offering during the second quarter of 2021.

First Guaranty also had junior subordinated debentures totaling $14.8 million at December 31, 2021 and December 31, 2020.

Shareholders' Equity

Total shareholders' equity increased to $223.9 million at December 31, 2021 from $178.6 million at December 31, 2020. The increase in shareholders' equity was principally the result of an increase of $33.1 million in preferred stock and an increase of $19.5 million in retained earnings, partially offset by a decrease of $7.3 million in accumulated other comprehensive income. The $33.1 million increase in preferred stock was the result of the issuance of 34,500 shares of non-cumulative perpetual preferred stock on April 27, 2021. The $19.5 million increase in retained earnings was due to net income of $27.3 million during the year ended December 31, 2021, partially offset by $6.4 million in cash dividends paid on shares of our common stock and $1.4 million in cash dividends paid on shares of our preferred stock. The decrease in accumulated other comprehensive income was primarily attributed to the increase in unrealized losses on available for sale securities during the year ended December 31, 2021.

Results of Operations

Performance Summary

Year ended December 31, 2021 compared with year ended December 31, 2020. Net income for the year ended December 31, 2021 was $27.3 million, an increase of $7.0 million, or 34.3%, as compared to $20.3 million for the year ended December 31, 2020. The increase in net income of $7.0 million for the year ended December 31, 2021 was the result of several factors. First Guaranty experienced an increase in interest income associated with loans, a decrease in interest expense and a decrease in the provision for loan losses. This was partially offset by a decrease in interest income associated with securities, a decrease in noninterest income and an increase in noninterest expense. Loan interest income increased due to the growth in First Guaranty's loan portfolio, including loan fees recognized as an adjustment to yield from the origination of the SBA guaranteed PPP loans. Interest expense declined due to declines in market interest rates and First Guaranty's plan to reduce interest expense by increasing core deposits. Interest expense declined in 2021 even after factoring in an increase in deposit balances associated with SBA PPP loans and stimulus payments, and additional borrowings associated with our COVID-19 contingency plans. First Guaranty attributes the primary decrease in the provision to economic improvement in 2021 as compared to the COVID-19 uncertainty and economic conditions present in 2020. Factors that partially offset the increase in net income included decreased securities interest income due to the decrease in average balance of the investment portfolio. Noninterest income decreased primarily due to lower securities gains. Noninterest expense increased primarily due to increased personnel expenses, higher occupancy and equipment expenses, software expense, marketing and public relations expenses, legal fees, ATM fees, taxes and higher regulatory assessments due to increased deposit balances. Earnings per common share for the years ended December 31, 2021 was $2.42 per common share, an increase of 27.4% or $0.52 per common share from $1.90 per common share for the year ended December 31, 2020 (as adjusted for the 10% stock dividend in December 2021). Earnings per share was affected by the increase in earnings.

Year ended December 31, 2020 compared with year ended December 31, 2019. Net income for the year ended December 31, 2020 was $20.3 million, an increase of $6.1 million, or 42.7%, as compared to $14.2 million for the year ended December 31, 2019. The increase in net income of $6.1 million for the year ended December 31, 2020 was the result of several factors. First Guaranty experienced an increase in interest income associated with loans, increased noninterest income due to increased securities sales and lower interest expense. This was partially offset by an increase in the provision for loan losses and increased noninterest expense. Loan interest income increased due to the growth in First Guaranty's loan portfolio, including the loans acquired in the fourth quarter of 2019 in the Union acquisition and loan fees recognized as an adjustment to yield from the origination of the SBA guaranteed PPP loans. Noninterest income increased due to larger securities gains on sales for the year ended December 31, 2020 compared to losses on securities sales for the year ended December 31, 2019. Interest expense declined due to declines in market interest rates and First Guaranty's strategy to reduce interest expense. Interest expense declined during 2020 even after factoring in the additional deposit balances acquired from the Union acquisition, an increase in deposit balances associated with SBA PPP loans and stimulus payments, and additional borrowings associated with our COVID-19 contingency plans. Factors that partially offset income include increased noninterest expense primarily associated with the Union acquisition including one-time merger related expenses of $0.5 million paid in 2020 for the data conversion. The provision for loan losses increased to provide for current loan losses and to maintain the allowance proportionate to risks inherent in the loan portfolio, including risks emerging from the COVID-19 pandemic and portfolio growth. Earnings per common share for the years ended December 31, 2020 was $1.90 per common share, an increase of 41.8% or $0.56 per common share from $1.34 per common share for the year ended December 31, 2019 (as adjusted for the 10% stock dividend in December 2021). Earnings per share was affected by the increase in earnings.

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

Year ended December 31, 2021 compared with year ended December 31, 2020. Net interest income for the years ended December 31, 2021 and 2020 was $89.6 million and $74.7 million, respectively. The increase in net interest income for the year ended December 31, 2021 as compared to the prior year was primarily due to an increase in the average balance of our total interest-earning assets, and a decrease in the average rate of our total interest-bearing liabilities, partially offset by a decrease in the average yield of our total interest-earning assets and an increase in the average balance of our total interest-bearing liabilities. For the year ended December 31, 2021, the average balance of our total interest-earning assets increased by $379.4 million to $2.6 billion due to increased cash and due average balances, and strong growth in commercial leases and our other loan portfolios. The average yield of our interest-earning assets decreased by 23 basis points to 4.29% from 4.52% for the year ended December 31, 2020 due to the general decline in market interest rates that affect the pricing of our assets and due to the increased lower yielding average cash balances on the balance sheet. For the year ended December 31, 2021, the average balance of our total interest-bearing liabilities increased by $249.3 million to $2.0 billion due to the growth in low cost deposits and the average rate of our total interest-bearing liabilities decreased by 37 basis points to 1.11% from 1.48% for the year ended December 31, 2020 due to the decrease in market rates. As a result, our net interest rate spread increased 14 basis points to 3.18% for the year ended December 31, 2021 from 3.04% for the year ended December 31, 2020. Our net interest margin increased nine basis points to 3.44% for the year ended December 31, 2021 from 3.35% for the year ended December 31, 2020.

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

Interest Income

Year ended December 31, 2021 compared with year ended December 31, 2020. Interest income increased $11.2 million, or 11.2%, to $111.9 million for the year ended December 31, 2021 as compared to the prior year. First Guaranty's loan portfolio expanded during 2021 due to growth associated with our loan originations, including commercial leases. These factors contributed to the increase in interest income as the average balance of our total interest-earning assets, primarily associated with loans, increased, partially offset by a decrease in the average yield of interest-earning assets, due to the decline in market interest rates. The average balance of our interest-earning assets increased $379.4 million to $2.6 billion for the year ended December 31, 2021 as compared to the prior year. The average yield of interest-earning assets decreased by 23 basis points to 4.29% for the year ended December 31, 2021 compared to 4.52% for the year ended December 31, 2020.

Interest income on securities decreased $1.2 million to $8.2 million for the year ended December 31, 2021 as compared to the prior year primarily as a result of a decrease in the average balance of securities. The average balance of securities decreased $48.4 million to $332.6 million for the year ended December 31, 2021 from $381.0 million for the year ended December 31, 2020 primarily due to a decrease in the average balance of our mortgage-backed securities and corporate securities portfolios compared to the prior year. The average yield on securities decreased by one basis point to 2.48% for the year ended December 31, 2021 from 2.49% for the year ended December 31, 2020 due to the decrease in market interest rates.

Interest income on loans increased $12.5 million, or 13.8%, to $103.4 million for the year ended December 31, 2021 as a result of an increase in the average balance of loans. The average balance of loans (excluding loans held for sale) increased by $351.2 million to $2.0 billion for the year ended December 31, 2021 from $1.7 billion for the year ended December 31, 2020 as a result of new loan originations. The average yield on loans (excluding loans held for sale) decreased by 33 basis points to 5.13% for the year ended December 31, 2021 from 5.46% for the year ended December 31, 2020 due to the decrease in market interest rates and the impact of SBA PPP loans which have a 1.00% interest rate.

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

Interest Expense

Year ended December 31, 2021 compared with year ended December 31, 2020. Interest expense decreased $3.7 million, or 14.3%, to $22.3 million for the year ended December 31, 2021 from $26.0 million for the year ended December 31, 2020 due primarily to a decrease in market interest rates partially offset by an increase in the average balance of interest-bearing liabilities. The average rate of interest-bearing demand deposits decreased by 17 basis points during the year ended December 31, 2021 to 0.67% as compared to 0.84% for the prior year. The decrease in the average rate on interest-bearing demand deposits was due to those deposits, primarily public funds accounts and brokered money market deposits, whose rates are contractually tied to national index rates such as the U.S. Federal Funds rate or short-term U.S. Treasury rates that declined during the current period. The average rate of time deposits decreased 23 basis points during the year ended December 31, 2021 to 1.97% as compared to 2.20% for the prior year. The decrease in the average rate of time deposits was due to a significant decline in market interest rates primarily associated with the economic conditions from the COVID-19 pandemic. Partially offsetting the decrease in interest expense was an increase in the average balance of interest-bearing liabilities, which increased $249.3 million during the year ended December 31, 2021 to $2.0 billion as compared to the prior year as a result of a $360.5 million increase in the average balance of interest-bearing demand deposits, a $28.6 million increase in the average balance of savings deposits, which were partially offset by a $112.1 million decrease in the average balance of time deposits and a $27.7 million decrease in the average balance of borrowings.

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

	December 31, 2021			December 31, 2020			December 31, 2019
(in thousands except for %)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-earning deposits with banks(1)	$258,916	$316	0.12%	$182,339	$404	0.22%	$144,298	$2,956	2.05%
Securities (including FHLB stock)	332,566	8,248	2.48%	380,991	9,471	2.49%	349,247	9,800	2.81%
Federal funds sold	1,052	—	—%	678	1	0.08%	592	1	0.25%
Loans held for sale	16	—	—%	377	21	5.56%	324	24	7.41%
Loans, net of unearned income (6)	2,014,095	103,353	5.13%	1,662,875	90,787	5.46%	1,315,524	78,862	5.99%
Total interest-earning assets	2,606,645	111,917	4.29%	2,227,260	100,684	4.52%	1,809,985	91,643	5.06%

Noninterest-earning assets:
Cash and due from banks	15,077			12,955			11,951
Premises and equipment, net	59,739			58,411			45,037
Other assets	26,551			49,859			15,256
Total Assets	$2,708,012			$2,348,485			$1,882,229

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$1,082,922	7,237	0.67%	$722,433	6,089	0.84%	$592,113	10,447	1.76%
Savings deposits	191,967	204	0.11%	163,332	268	0.16%	115,682	527	0.46%
Time deposits	655,025	12,893	1.97%	767,075	16,908	2.20%	703,685	17,141	2.44%
Borrowings	82,565	1,965	2.38%	110,292	2,752	2.50%	40,766	1,851	4.54%
Total interest-bearing liabilities	2,012,479	22,299	1.11%	1,763,132	26,017	1.48%	1,452,246	29,966	2.06%

Noninterest-bearing liabilities:
Demand deposits	477,802			393,734			262,379
Other	10,619			12,714			9,204
Total Liabilities	2,500,900			2,169,580			1,723,829

Shareholders' Equity	207,112			178,905			158,400
Total Liabilities and Shareholders' Equity	$2,708,012			$2,348,485			$1,882,229
Net interest income		$89,618			$74,667			$61,677

Net interest rate spread(2)			3.18%			3.04%			3.00%
Net interest-earning assets(3)	$594,166			$464,128			$357,739
Net interest margin(4)(5)			3.44%			3.35%			3.41%

Average interest-earning assets to interest-bearing liabilities			129.52%			126.32%			124.63%
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
(5)The tax adjusted net interest margin was 3.44%, 3.36% and 3.42% for the years ended December 31, 2021, 2020 and 2019. A 21% tax rate was used to calculate the effect on securities income from tax exempt securities for the years ended December 31, 2021, 2020 and 2019.
(6)Includes loan fees of $7.2 million, $6.3 million and $3.5 million for the years ended December 31, 2021, 2020 and 2019. PPP loan fee income of $2.0 million and $2.2 million was recognized for the years ended December 31, 2021 and 2020, respectively.

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

	For the Years Ended December 31, 2021 vs. 2020 Increase (Decrease) Due To			For the Years Ended December 31, 2020 vs. 2019 Increase (Decrease) Due To
(in thousands except for %)	Volume	Rate	Increase/ Decrease	Volume	Rate	Increase/ Decrease
Interest earned on:
Interest-earning deposits with banks	$133	$(221)	$(88)	$621	$(3,173)	$(2,552)
Securities (including FHLB stock)	(1,201)	(22)	(1,223)	846	(1,175)	(329)
Federal funds sold	—	(1)	(1)	—	—	—
Loans held for sale	(10)	(11)	(21)	4	(7)	(3)
Loans, net of unearned income	18,278	(5,712)	12,566	19,433	(7,508)	11,925
Total interest income	17,200	(5,967)	11,233	20,904	(11,863)	9,041

Interest paid on:
Demand deposits	2,594	(1,446)	1,148	1,943	(6,301)	(4,358)
Savings deposits	42	(106)	(64)	163	(422)	(259)
Time deposits	(2,317)	(1,698)	(4,015)	1,473	(1,706)	(233)
Borrowings	(664)	(123)	(787)	2,032	(1,131)	901
Total interest expense	(345)	(3,373)	(3,718)	5,611	(9,560)	(3,949)

Change in net interest income	$17,545	$(2,594)	$14,951	$15,293	$(2,303)	$12,990

Provision for Loan Losses

A provision for loan losses is a charge to income in an amount that management believes is necessary to maintain an adequate allowance for loan and lease losses. The provision is based on management's regular evaluation of current economic conditions in our specific markets as well as regionally and nationally, changes in the character and size of the loan portfolio, underlying collateral values securing loans, and other factors which deserve recognition in estimating loan losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.

We recorded a $2.1 million provision for loan losses for the year ended December 31, 2021 compared to $14.9 million for 2020. The allowance for loan losses at December 31, 2021 was $24.0 million or 1.11% of total loans, compared to $24.5 million or 1.33% of total loans at December 31, 2020. The decrease in the provision was attributable to economic improvement in 2021 as compared to the COVID-19 uncertainty and economic conditions present in 2020. Total charge-offs were $3.1 million for year ended December 31, 2021 and $2.4 million for 2020. We believe that the allowance is adequate to cover potential losses in the loan portfolio given the current economic conditions that are significantly influenced by the COVID-19 pandemic, and current expected net charge-offs and non-performing asset levels. We expect economic uncertainty due to the ongoing COVID-19 pandemic to continue which may result in additional increases to the allowance for loan losses in future periods.

For the year ended December 31, 2020, the provision for loan losses was $14.9 million compared to $4.9 million for 2019. The allowance for loan losses at December 31, 2020 was $24.5 million or 1.33% of total loans, compared to $10.9 million or 0.72% of total loans at December 31, 2019. The increase in the provision was attributable to the increase in the loan portfolio, the effects of the COVID-19 pandemic and charge-offs not previously provided for. Total charge-offs were $2.4 million for year ended December 31, 2020 and $5.3 million for 2019.

Noninterest Income

Our primary sources of recurring noninterest income are customer service fees, ATM and debit card fees, loan fees, gains on the sale of loans and available for sale securities and other service fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.

Noninterest income totaled $10.8 million for the year ended December 31, 2021, a decrease of $13.0 million from $23.8 million for the year ended December 31, 2020. The decrease was primarily due to decreased gains on the sale of securities. Net securities gains were $0.7 million for the year ended December 31, 2021 as compared to net securities gains of $14.8 million for 2020. The gains on securities sales occurred as First Guaranty sold investment securities in order to fund loan growth and convert unrealized gains into realized earnings as previously noted as part of First Guaranty's plan to manage for economic uncertainty. Service charges, commissions and fees totaled $2.7 million for the year ended December 31, 2021 as compared to $2.6 million for 2020. ATM and debit card fees totaled $3.6 million for the year ended December 31, 2021 and $3.0 million for 2020. The increase in these fees can be attributed changes in customer behavior associated with the COVID-19 pandemic as customers used their debit cards as an alternative to cash. Net gains on the sale of loans were $0.9 million for the year ended December 31, 2021 and $1.1 million for 2020. Other noninterest income totaled $2.8 million and $2.3 million for the years ended December 31, 2021 and 2020, respectively.

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

Noninterest Expense

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense and other types of expenses. Noninterest expense totaled $63.9 million for the year ended December 31, 2021 and $58.0 million for the year ended December 31, 2020. Salaries and benefits expense totaled $32.2 million for the year ended December 31, 2021 and $29.6 million for the year ended December 31, 2020. The increase in salaries and benefits expense was primarily due to the increase in personnel expense from new hires. Occupancy and equipment expense increased to $8.7 million for the year ended December 31, 2021 from $7.7 million for the year ended December 31, 2020 due to the new facilities put into service during 2021. Other noninterest expense totaled $23.0 million for the year ended December 31, 2021 and $20.7 million for 2020. The following are notable changes occurred within noninterest expense. Marketing and public relations expense increased $0.7 million during 2021 compared to 2020 as these expenses were lower during 2020 primarily due to the impacts of COVID-19. Tax expense increased primarily due to higher capital taxes in 2021. Software expense and amortization increased $0.7 million in 2021 compared to 2021 due to the continued development of First Guaranty's loan and deposit platforms. First Guaranty's regulatory assessment increased by $0.2 million in 2021 compared to 2020 due to the growth in deposits. Data processing expense declined in 2021 compared to 2020 as First Guaranty did not have data conversion expenses in 2021 related to the Union merger.

Noninterest expense totaled $58.0 million for the year ended December 31, 2020 and $47.2 million for the year ended December 31, 2019. Salaries and benefits expense totaled $29.6 million for the year ended December 31, 2020 and $25.0 million for the year ended December 31, 2019. The increase in salaries and benefits expense was primarily due to the increase in personnel expense from the Union acquisition, new hires and expenses associated with COVID-19. Occupancy and equipment expense increased to $7.7 million for the year ended December 31, 2020 from $6.1 million for the year ended December 31, 2019 due to the new offices acquired in the Union acquisition. Other noninterest expense totaled $20.7 million for the year ended December 31, 2020 and $16.1 million for 2019. The following are notable changes that occurred within noninterest expense. Marketing and public relations expense declined $0.4 million during 2020 primarily due to the impacts of COVID-19. Software expense and amortization increased $1.0 million in 2020 compared to 2019 due to the Union acquisition and the continued development of First Guaranty's loan and deposit platforms. The amortization of core deposits increased $0.3 million due to the Union acquisition. Net costs from other real estate owned and repossessions increased by $1.2 million as First Guaranty established a reserve for other real estate expense and wrote down other real estate properties. First Guaranty's regulatory assessment increased by $1.0 million in 2020 compared to 2019 due to the Union acquisition and the substantial growth in deposits associated with COVID-19.

The following table presents, for the years indicated, the major categories of other noninterest expense:

(in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Other noninterest expense:
Legal and professional fees	$3,375	$2,919	$2,648
Data processing	1,794	2,465	1,972
ATM fees	1,760	1,332	1,217
Marketing and public relations	1,711	1,046	1,456
Taxes - sales, capital, and franchise	1,755	1,251	1,094
Operating supplies	853	921	674
Software expense and amortization	3,071	2,354	1,308
Travel and lodging	826	726	908
Telephone	398	256	193
Amortization of core deposits	764	712	390
Donations	564	393	603
Net costs from other real estate and repossessions	801	1,653	422
Regulatory assessment	1,945	1,716	683
Other	3,391	2,980	2,536
Total other expense	$23,008	$20,724	$16,104

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other non-deductible expenses. The provision for income taxes for the years ended December 31, 2021, 2020 and 2019 was $7.2 million, $5.2 million and $3.7 million, respectively. The provision for income taxes in 2021 increased as compared to 2020 due to the increase in income before income taxes. First Guaranty's statutory tax rate was 21.0% for the years ended December 31, 2021, 2020 and 2019.

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

First Guaranty's cash and cash equivalents totaled $261.9 million at December 31, 2021 compared to $299.6 million at December 31, 2020. Loans maturing within one year or less at December 31, 2021 totaled $357.1 million compared to $265.9 million at December 31, 2020. At December 31, 2021, time deposits maturing within one year or less totaled $267.0 compared to $355.1 million at December 31, 2020. Time deposits maturing after one year through three years totaled $269.7 million at December 31, 2021 compared to $234.1 million at December 31, 2020. Time deposits maturing after three years totaled $50.0 million at December 31, 2021 compared to $136.5 million at December 31, 2020. First Guaranty's held to maturity ("HTM") investment securities portfolio at December 31, 2021 was $153.5 million or 42.2% of the investment portfolio compared to $0 at December 31, 2020. First Guaranty's available for sale ("AFS") portfolio was $210.6 million, or 57.8% of the investment portfolio at December 31, 2021 compared to $238.5 million, or 100.0% at December 31, 2020. The majority of the AFS portfolio was comprised of U.S. Treasuries, U.S. Government Agencies, mortgage-backed securities, municipal bonds and investment grade corporate bonds. We believe these securities are readily marketable and enhance our liquidity.

We maintained a net borrowing capacity at the FHLB totaling $456.3 million and $161.2 million at December 31, 2021 and December 31, 2020, respectively with $3.2 million and $53.4 million in FHLB advances outstanding at December 31, 2021 and December 31, 2020, respectively. The advances outstanding at December 31, 2020 were comprised of a short-term advance that was originated in response to the COVID-19 pandemic that totaled $50.0 million and a long-term advance that totaled $3.4 million. First Guaranty paid off the short-term advance acquired in response to the COVID-19 pandemic during the first quarter of 2021. In the second quarter of 2021, First Guaranty increased liquidity by utilizing a $49.4 million advance under the Federal Reserve PPPLF. First Guaranty redeemed the PPPLF advance during the third quarter of 2021 as the additional liquidity was not required. At December 31, 2021, First Guaranty maintained the $3.2 million long-term FHLB advance acquired from the Union acquisition. The change in borrowing capacity with the Federal Home Loan Bank was due to changes in the value that First Guaranty receives on pledged collateral and due to First Guaranty's usage of the line. First Guaranty has increasingly transitioned public funds deposits into reciprocal deposit programs for collateralization as an alternative to FHLB letters of credit. At December 31, 2021, we had outstanding letters of credit from the FHLB in the amount of $250.7 million that were primarily used to collateralize public funds deposits. We also maintain federal funds lines of credit at various correspondent banks with borrowing capacity of $100.5 million and two revolving lines of credit totaling $26.5 million secured by a pledge of the Bank's common stock, with no outstanding balance at December 31, 2021. We also have a discount window line with the Federal Reserve Bank that totaled $14.2 million at December 31, 2021. First Guaranty had loans eligible to be pledged under the Federal Reserve's PPP lending facility that totaled $35.4 million at December 31, 2021. First Guaranty did not have any advances under this facility at December 31, 2021. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources

Our capital position is reflected in total shareholders' equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total shareholders' equity increased to $223.9 million at December 31, 2021 from $178.6 million at December 31, 2020. The increase in shareholders' equity was principally the result of an increase of $33.1 million in preferred stock and an increase of $19.5 million in retained earnings, partially offset by a decrease of $7.3 million in accumulated other comprehensive income. The $33.1 million increase in preferred stock was the result of the issuance of 34,500 shares of non-cumulative perpetual preferred stock on April 27, 2021. The $19.5 million increase in retained earnings was due to net income of $27.3 million during the year ended December 31, 2021, partially offset by $6.4 million in cash dividends paid on our common stock and $1.4 million in cash dividends paid on shares of our preferred stock. The decrease in accumulated other comprehensive income was primarily attributed to the increase in unrealized losses on available for sale securities during the year ended December 31, 2021.

Capital Management

We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the Federal Reserve and the FDIC. We review capital levels on a monthly basis. We evaluate a number of capital ratios, including Tier 1 capital to total adjusted assets (the leverage ratio) and Tier 1 capital to risk-weighted assets. At December 31, 2021, First Guaranty Bank was classified as well-capitalized. First Guaranty Bank's capital conservation buffer was 3.22% at December 31, 2021.

The following table presents First Guaranty Bank's capital ratios as of the indicated dates.

	"Well Capitalized Minimums"	At December 31, 2021	"Well Capitalized Minimums"	At December 31, 2020
Tier 1 Leverage Ratio	5.00%	8.71%	5.00%	8.58%
Tier 1 Risk-based Capital Ratio	8.00%	10.22%	8.00%	10.97%
Total Risk-based Capital Ratio	10.00%	11.22%	10.00%	12.22%
Common Equity Tier One Capital	6.50%	10.22%	6.50%	10.97%

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

The notional amounts of the financial instruments with off-balance sheet risk at December 31, 2021, 2020 and 2019 are as follows:

Contract Amount

(in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Commitments to Extend Credit	$198,444	$154,047	$117,826
Unfunded Commitments under lines of credit	$250,231	$169,151	$148,127
Commercial and Standby letters of credit	$13,787	$11,728	$11,258

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

Unfunded commitments under lines of credit are contractually obligated by us as long as the borrower is in compliance with the terms of the loan relationship. Unfunded lines of credit are typically operating lines of credit that adjust on a regular basis as a customer requires funding. There may be seasonal variations to the usage of these lines. At December 31, 2021, the largest concentrations of unfunded commitments were lines of credit associated with construction and land development loans and commercial and industrial loans.

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

There were no losses incurred on any commitments during the years ended December 31, 2021, 2020 and 2019.

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

The following interest sensitivity analysis is one measurement of interest rate risk. This analysis, which we prepare quarterly, reflects the contractual maturity characteristics of assets and liabilities over various time periods. This analysis does not factor in prepayments or interest rate floors on loans which may significantly change the report. This table includes nonaccrual loans in their respective maturity periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at December 31, 2021 illustrated below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

	December 31, 2021
	Interest Sensitivity Within
(dollars in thousands)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$608,701	$175,726	$784,427	$1,374,932	$2,159,359
Securities (including FHLB stock)	1,669	333	2,002	363,513	365,515
Federal Funds Sold	183	—	183	—	183
Other earning assets	249,294	—	249,294	—	249,294
Total earning assets	$859,847	$176,059	$1,035,906	$1,738,445	$2,774,351

Source of Funds:
Interest-bearing accounts:
Demand deposits	$1,275,544	$—	$1,275,544	$—	$1,275,544
Savings deposits	201,699	—	201,699	—	201,699
Time deposits	80,741	186,996	267,737	318,934	586,671
Short-term borrowings	—	—	—	5,988	5,988
Senior long-term debt	25,170	—	25,170	3,208	28,378
Junior subordinated debt	—	—	—	14,818	14,818
Noninterest-bearing, net	—	—	—	661,253	661,253
Total source of funds	$1,583,154	$186,996	$1,770,150	$1,004,201	$2,774,351

Period gap	$(723,307)	$(10,937)	$(734,244)	$734,244
Cumulative gap	$(723,307)	$(734,244)	$(734,244)	$—

Cumulative gap as a percent of earning assets	(26.1)%	(26.5)%	(26.5)%

Net Interest Income at Risk.

Net interest income at risk measures the risk of a decline in earnings due to changes in interest rates. The first table below presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in the yield curve over a 12-month horizon at December 31, 2021. The second table below presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from a gradual shift in the yield curve over a 12-month period. Shifts are measured in 100 basis point increments (+400 through -25 basis points) from base case. We do not present shifts less than 25 basis points because of the current low interest rate environment. The base case scenario encompasses key assumptions for asset/liability mix, loan and deposit growth, pricing, prepayment speeds, deposit decay rates, securities portfolio cash flows and reinvestment strategy and the market value of certain assets under the various interest rate scenarios. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous and gradual shocks are performed against that yield curve.

December 31, 2021
Instantaneous Changes in Interest Rates (basis points)	Percent Change in Net Interest Income
+400	5.68%
+300	4.83%
+200	3.96%
+100	2.57%
Base	0%
-25	(1.17)%

Gradual Changes in Interest Rates (basis points)	Percent Change in Net Interest Income
+400	0.94%
+300	1.03%
+200	0.9%
+100	0.63%
Base	0%
-25	(0.10)%

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

First Guaranty continues to pursue its strategy to increase loans as a percentage of average assets compared to securities. First Guaranty has also been collateralizing more of its public funds deposits with either FHLB letters of credit or with reciprocal deposit insurance programs. This facilitates the investment of our deposits in higher yielding loans rather than lower yielding securities that generally have higher interest rate risk. This strategy is designed to reduce interest rate risk and improve net interest income. New loans that are originated generally are either floating rate or were fixed rate with maturities that did not exceed five years. Loans as a percentage of average interest- earning assets increased to 77.3% in 2021 compared to 74.7% in 2020. Securities as a percentage of average interest-earning assets decreased from 17.1% in 2020 to 12.8% in 2021.

Item 8 - Financial Statements and Supplementary Data

Castaing, Hussey & Lolan, LLC
Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
First Guaranty Bancshares, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of First Guaranty Bancshares, Inc. and Subsidiary (First Guaranty) as of December 31, 2021 and 2020, and the related statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes collectively referred to as the financial statements. We also have audited First Guaranty's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Guaranty as of December 31, 2021 and 2020 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, First Guaranty maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

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

Allowance for Loan and Lease Losses

As described in Notes 1, 5 and 6 to the financial statements, at December 31, 2021 First Guaranty’s total loans were $2.1 billion and the associated allowance for loan and lease losses balance was $24.0 million. The allowance for loan and lease losses is management’s best estimate of probable incurred losses inherent in its loan portfolio and is based on historical loss experience by loan segment and class with adjustments for current events and conditions. These factors include, among others, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions, specific credit risks, industry concentrations, and unidentified losses inherent in the current loan portfolio.

We identified management’s asset quality ratings of loans and determination of qualitative factors, which is based on general economic conditions and other qualitative risk factors both internal and external to First Guaranty, both of which are used in the allowance for loan and lease losses calculation, as a critical audit matter. First Guaranty uses asset quality risk ratings to monitor portfolio performance and trends and to adjust historical loss percentages for classified loans. First Guaranty stratifies loans into pools based on collateral and type of loan, based on regulatory guidelines, and estimates inherent loss rates for each of the loan pools, which are used in the calculation of the allowance for loan and lease losses. The general valuation allowance portion of the allowance for loan and lease losses is used to estimate losses and is based on management’s evaluation of various factors that are not captured in the historical credit loss factors or on the specific impairment component. Auditing management’s judgments regarding the determination of the quantitative and qualitative portion of the allowance for loan and lease losses involved a high degree of subjectivity.

The primary procedures we performed to address the critical audit matters included:

•Testing the design, implementation, and operating effectiveness of controls relating to management’s calculation of the allowance for loan and lease losses, including controls over the accuracy of asset quality ratings of loans, the loan pools based on collateral type, and the determination of the qualitative and quantitative factors of the allowance for loan and lease losses.

•Testing a risk-based targeted selection of loans to gain substantive evidence that First Guaranty is appropriately rating these loans in accordance with its policies, and that the asset quality ratings for the loans are reasonable.

•Obtaining management’s analysis and supporting documentation related to the qualitative factors and testing whether the qualitative risk factors both internal and external to First Guaranty used in the calculation of the allowance for loan and lease losses are supported by the analysis provided by management.

•Testing the appropriateness of the methodology and assumptions used in the calculation of the allowance for loan and lease losses, and testing the calculation itself, including completeness and accuracy of the data used in the calculation, application of the qualitative factors determined by management and used in the calculation, and recalculation of the allowance for loan and lease losses balance.

We have served as First Guaranty's auditor since 2001.

Castaing, Hussey & Lolan, LLC
New Iberia, Louisiana
March 16, 2022

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents:
Cash and due from banks	$261,749	$298,903
Federal funds sold	183	702
Cash and cash equivalents	261,932	299,605

Investment securities:
Available for sale, at fair value	210,620	238,548
Held to maturity, at cost (estimated fair value of $150,585 and $0, respectively)	153,536	—
Investment securities	364,156	238,548

Federal Home Loan Bank stock, at cost	1,359	3,351
Loans held for sale	—	—

Loans, net of unearned income	2,159,359	1,844,135
Less: allowance for loan and lease losses	24,029	24,518
Net loans	2,135,330	1,819,617

Premises and equipment, net	58,637	59,892
Goodwill	12,900	12,900
Intangible assets, net	5,922	6,587
Other real estate, net	2,072	2,240
Accrued interest receivable	12,047	11,933
Other assets	23,765	18,405
Total Assets	$2,878,120	$2,473,078

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$532,578	$411,416
Interest-bearing demand	1,275,544	860,394
Savings	201,699	168,879
Time	586,671	725,629
Total deposits	2,596,492	2,166,318

Short-term advances from Federal Home Loan Bank	—	50,000
Repurchase agreements	6,439	6,121
Accrued interest payable	4,480	5,292
Long-term advances from Federal Home Loan Bank	3,208	3,366
Senior long-term debt	25,170	42,366
Junior subordinated debentures	14,818	14,777
Other liabilities	3,624	6,247
Total Liabilities	2,654,231	2,294,487

Shareholders' Equity
Preferred stock, Series A - $1,000 par value - 100,000 shares authorized
Non-cumulative perpetual; 34,500 and 0 shares issued and outstanding, respectively	$33,058	$—
Common stock, $1 par value - 100,600,000 shares authorized and 10,716,796 shares issued[1]	10,717	10,717
Surplus	130,093	130,093
Retained earnings	56,654	37,134
Accumulated other comprehensive (loss) income	(6,633)	647
Total Shareholders' Equity	223,889	178,591
Total Liabilities and Shareholders' Equity	$2,878,120	$2,473,078
See Notes to Consolidated Financial Statements.
1 All share and per share amounts have been restated to reflect the ten percent stock dividend paid December 17, 2021 to shareholders of record as of December 15, 2021.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(in thousands, except share data)	2021	2020	2019
Interest Income:
Loans (including fees)	$103,353	$90,808	$78,886
Deposits with other banks	316	404	2,956
Securities (including FHLB stock)	8,248	9,471	9,800
Federal funds sold	—	1	1
Total Interest Income	111,917	100,684	91,643

Interest Expense:
Demand deposits	7,237	6,089	10,447
Savings deposits	204	268	527
Time deposits	12,893	16,908	17,141
Borrowings	1,965	2,752	1,851
Total Interest Expense	22,299	26,017	29,966

Net Interest Income	89,618	74,667	61,677
Less: Provision for loan losses	2,055	14,877	4,860
Net Interest Income after Provision for Loan Losses	87,563	59,790	56,817

Noninterest Income:
Service charges, commissions and fees	2,699	2,571	2,808
ATM and debit card fees	3,562	3,022	2,254
Net gains (losses) on securities	714	14,791	(157)
Net gains on sale of loans	942	1,054	1,376
Other	2,843	2,342	2,018
Total Noninterest Income	10,760	23,780	8,299

Noninterest Expense:
Salaries and employee benefits	32,179	29,600	25,019
Occupancy and equipment expense	8,681	7,709	6,096
Other	23,008	20,724	16,104
Total Noninterest Expense	63,868	58,033	47,219

Income Before Income Taxes	34,455	25,537	17,897
Less: Provision for income taxes	7,158	5,219	3,656
Net Income	27,297	20,318	14,241
Less: Preferred stock dividends	1,384	—	—
Net Income Available to Common Shareholders	$25,913	$20,318	$14,241

Per Common Share: [1]
Earnings	$2.42	$1.90	$1.34
Cash dividends paid	$0.60	$0.58	$0.54

Weighted Average Common Shares Outstanding	10,716,796	10,716,796	10,666,055
See Notes to Consolidated Financial Statements
[1] All share and per share amounts have been restated to reflect the ten percent stock dividend paid December 17, 2021 to shareholders of record as of December 15, 2021.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(in thousands)	2021	2020	2019
Net Income	$27,297	$20,318	$14,241
Other comprehensive income:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(8,501)	12,757	11,435
Reclassification adjustments for (gains) losses included in net income	(714)	(14,791)	353
Reclassification of OTTI losses included in net income	—	100	—
Change in unrealized (losses) gains on securities	(9,215)	(1,934)	11,788
Tax impact	1,935	406	(2,475)
Other comprehensive (loss) income	(7,280)	(1,528)	9,313
Comprehensive Income	$20,017	$18,790	$23,554

 See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Preferred Stock $1,000 Par	Common Stock $1 Par	Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total

Balance December 31, 2018	$—	$10,657	$128,938	$14,827	$(7,138)	$147,284
Net income	—	—	—	14,241	—	14,241
Common stock issued in private placement, 59,551 shares [1]	—	60	1,155	(215)	—	1,000
Other comprehensive income	—	—	—	—	9,313	9,313
Cash dividends on common stock ($0.54 per share) [1]	—	—	—	(5,803)	—	(5,803)
Balance December 31, 2019	$—	$10,717	$130,093	$23,050	$2,175	$166,035
Net income	—	—	—	20,318	—	20,318
Other comprehensive income (loss)	—	—	—	—	(1,528)	(1,528)
Cash dividends on common stock ($0.58 per share) [1]	—	—	—	(6,234)	—	(6,234)
Balance December 31, 2020	$—	$10,717	$130,093	$37,134	$647	$178,591
Net income	—	—	—	27,297	—	27,297
Preferred stock issued, 34,500 shares, net of costs	33,058	—	—	—	—	33,058
Other comprehensive income (loss)	—	—	—	—	(7,280)	(7,280)
Preferred stock dividends	—			(1,384)		(1,384)
Cash dividends on common stock ($0.60 per share) [1]	—	—	—	(6,393)	—	(6,393)
Balance December 31, 2021	$33,058	$10,717	$130,093	$56,654	$(6,633)	$223,889

See Notes to Consolidated Financial Statements
1 All share and per share amounts have been restated to reflect the ten percent stock dividend paid December 17, 2021 to shareholders of record as of December 15, 2021.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2021	2020	2019
Cash Flows From Operating Activities:
Net income	$27,297	$20,318	$14,241
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,055	14,877	4,860
Depreciation and amortization	4,775	3,781	3,057
Amortization/Accretion of investments	(104)	2,594	1,347
(Gain) loss on sale/call of securities	(714)	(14,791)	157
Other Than Temporary Impairment Charge on Securities	—	100	—
Gain on sale of assets	(965)	(1,054)	(1,304)
Repossessed asset write downs, gains and losses on dispositions	536	1,245	90
FHLB stock dividends	(13)	(43)	(63)
Net decrease in loans held for sale	—	—	344
Change in other assets and liabilities, net	(6,347)	(3,268)	6,349
Net Cash Provided by Operating Activities	26,520	23,759	29,078

Cash Flows From Investing Activities:
Proceeds from maturities, calls and sales of HTM securities	—	34,022	21,190
Proceeds from maturities, calls and sales of AFS securities	417,557	1,242,559	279,590
Funds invested in AFS securities	(551,563)	(1,078,450)	(274,437)
Funds invested in preferred securities	(1,000)	—	—
Proceeds from redemption of preferred securities	1,500	—	—
Proceeds from sale/redemption of Federal Home Loan Bank stock	2,160	—	—
Funds invested in Federal Home Loan Bank stock	(155)	—	—
Net increase in loans	(320,347)	(322,745)	(123,553)
Purchases of premises and equipment	(2,204)	(6,313)	(11,933)
Proceeds from sales of premises and equipment	77	127	12
Proceeds from sales of other real estate owned	1,330	2,345	550
Cash paid in excess of cash received in acquisition	—	—	(23,325)
Net Cash Used In Investing Activities	(452,645)	(128,455)	(131,906)

Cash Flows From Financing Activities:
Net increase in deposits	430,174	313,210	18,408
Net (decrease) increase in federal funds purchased and short-term borrowings	(49,682)	36,202	(28)
Proceeds from long-term borrowings, net of costs	—	—	32,465
Repayment of long-term borrowings	(17,321)	(6,302)	(3,754)
Net proceeds from issuance of preferred stock	33,058	—	—
Common stock issued in private placement	—	—	1,000
Dividends paid on preferred stock	(1,384)	—	—
Dividends paid on common stock	(6,393)	(6,234)	(5,803)
Net Cash Provided By Financing Activities	388,452	336,876	42,288

Net (Decrease)Increase In Cash and Cash Equivalents	(37,673)	232,180	(60,540)
Cash and Cash Equivalents at the Beginning of the Period	299,605	67,425	127,965
Cash and Cash Equivalents at the End of the Period	$261,932	$299,605	$67,425

Noncash Activities:
Acquisition of real estate in settlement of loans	$1,782	$951	$2,789
Transfer of securities from HTM to AFS	$—	$52,553	$—
Transfer of securities from AFS to HTM	$160,014	$—	$—

Cash Paid During the Period:
Interest on deposits and borrowed funds	$23,111	$26,772	$27,871
Federal income taxes	$11,400	$4,800	$3,250
State income taxes	$36	$25	$23
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Summary of Significant Accounting Policies

Business

First Guaranty Bancshares, Inc. ("First Guaranty") is a Louisiana corporation and a financial holding company headquartered in Hammond, LA. First Guaranty owns all of the outstanding shares of common stock of First Guaranty Bank. First Guaranty Bank (the "Bank") is a Louisiana state-chartered commercial bank that offers a wide range of financial services and focuses on building client relationships and providing exceptional customer service. These services include consumer and commercial lending, mortgage loan origination, the issuance of credit cards and retail banking services. The Bank also maintains an investment portfolio comprised of government, government agency, corporate, and municipal securities. The Bank has thirty-six banking facilities and forty-nine automated teller machines (ATMs) in Southeast, Southwest, Central and North Louisiana, North Central Texas, Kentucky and West Virginia.

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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan and lease losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and the valuation of investment securities. In connection with the determination of the allowance for loan and lease losses and real estate owned, First Guaranty obtains independent appraisals for significant properties.

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

Accrual of interest is discontinued on a loan when Management believes, after considering economic and business conditions and collection efforts, the borrower's financial condition is such that reasonable doubt exists as to the full and timely collection of principal and interest. This evaluation is made for all loans that are 90 days or more contractually past due. When a loan is placed in nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of interest and principal is probable. Loans are returned to accrual status when, in the judgment of Management, all principal and interest amounts contractually due are reasonably assured to be collected within a reasonable time frame and when the borrower has demonstrated payment performance of cash or cash equivalents; generally for a period of 6 months. All loans, except mortgage loans, are considered past due if they are past due 30 days. Mortgage loans are considered past due when two consecutive payments have been missed. Loans that are past due 90-120 days and deemed uncollectible are charged-off. The loan charge off is a reduction of the allowance for loan and lease losses.

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

Acquired Loans

Loans are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan and lease losses. Acquired loans are segregated between those with deteriorated credit quality at acquisition and those deemed as performing. To make this determination, Management considers such factors as past due status, nonaccrual status, credit risk ratings, interest rates and collateral position. The fair value of acquired loans deemed performing is determined by discounting cash flows, both principal and interest, for each pool at prevailing market interest rates as well as consideration of inherent potential losses. The difference between the fair value and principal balances due at acquisition date, the fair value discount, is accreted into income over the estimated life of each loan pool.

Loans acquired in a business combination are recorded at their estimated fair value on their purchase date with no carryover of the related allowance for loan and lease losses. Performing acquired loans are subsequently evaluated for any required allowance at each reporting date. An allowance for loan and lease losses is calculated using a similar methodology for originated loans.

Loan fees and costs

Nonrefundable loan origination and commitment fees and direct costs associated with originating loans are deferred and recognized over the lives of the related loans as an adjustment to the loans' yield using the level yield method.

Allowance for loan and lease losses

The allowance for loan and lease losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan and lease losses when Management believes that the collectability of the principal is unlikely. The allowance, which is based on evaluation of the collectability of loans and prior loan loss experience, is an amount that, in the opinion of Management, reflects the risks inherent in the existing loan portfolio and exists at the reporting date. The evaluations take into consideration a number of subjective factors including changes in the nature and volume of the loan portfolio, historical losses, overall portfolio quality, review of specific problem loans, current economic conditions that may affect a borrower's ability to pay including the impact of the COVID-19 pandemic, adequacy of loan collateral and other relevant factors.

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

Although Management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan and lease losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. The evaluation of the adequacy of loan collateral is often based upon estimates and appraisals. Because of changing economic conditions, the valuations determined from such estimates and appraisals may also change.

Accordingly, First Guaranty may ultimately incur losses that vary from Management's current estimates. Adjustments to the allowance for loan and lease losses will be reported in the period such adjustments become known or can be reasonably estimated. All loan losses are charged to the allowance for loan and lease losses when the loss actually occurs or when the collectability of the principal is unlikely. Recoveries are credited to the allowance at the time of recovery.

The allowance consists of specific, general, and unallocated components. The specific component relates to loans that are classified as doubtful, substandard, and impaired. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. Also, a specific reserve is allocated for syndicated loans. The general component covers non-classified loans and special mention loans and is based on historical loss experience adjusted for qualitative factors. Qualitative factors include analysis of levels and trends in delinquencies, non-accrual loans, charge-offs and recoveries, loan risk ratings, trends in volume and terms of loans, changes in lending policy, credit concentrations, portfolio stress test results, national and local economic trends including the impact of COVID-19, industry conditions, and other relevant factors. An unallocated component is maintained to cover uncertainties that could affect the estimate of probable losses.

The allowance for loan and lease losses is reviewed on a monthly basis. The monitoring of credit risk also extends to unfunded credit commitments, such as unused commercial credit lines and letters of credit. A reserve is established as needed for estimates of probable losses on such commitments.

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

Other real estate

Other real estate includes properties acquired through foreclosure or acceptance of deeds in lieu of foreclosure. These properties are recorded at the lower of the recorded investment in the property or its fair value less the estimated cost of disposition. Any valuation adjustments required prior to foreclosure are charged to the allowance for loan and lease losses. Subsequent to foreclosure, losses on the periodic revaluation of the property are charged to current period earnings as other real estate expense or to the allowance for other real estate. Costs of operating and maintaining the properties are charged to other real estate expense as incurred. Any subsequent gains or losses on dispositions are credited or charged to income in the period of disposition.

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

Income taxes

First Guaranty and its subsidiary file a consolidated federal income tax return on a calendar year basis. In lieu of Louisiana state income tax, the Bank is subject to the Louisiana bank shares tax, which is included in noninterest expense in First Guaranty's consolidated financial statements. With few exceptions, First Guaranty is no longer subject to U.S. federal, state or local income tax examinations for years before 2018. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the deferred tax assets or liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be utilized.

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

Fair Value Measurements

The fair value of a financial instrument is the current amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. Valuation techniques use certain inputs to arrive at fair value. Inputs to valuation techniques are the assumptions that market participants would use in pricing the asset or liability. They may be observable or unobservable. First Guaranty uses a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. See Note 19 for a detailed description of fair value measurements.

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

Earnings per common share

Earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. In December of 2021, First Guaranty issued a pro rata, 10% common stock dividend. The shares issued for the stock dividend have been retrospectively factored into the calculation of earnings per share as well as cash dividends paid on common stock and represented on the face of the financial statements. No convertible shares of First Guaranty's stock are outstanding.

Operating Segments

All of First Guaranty's operations are considered by management to be aggregated into one reportable operating segment. While the chief decision-makers monitor the revenue streams of the various products and services, the identifiable segments are not material. Operations are managed and financial performance is evaluated on a Company-wide basis.

Reclassifications

Certain reclassifications have been made to prior year end financial statements in order to conform to the classification adopted for reporting in 2021.

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

Note 3. Cash and Due from Banks

Certain reserves are required to be maintained at the Federal Reserve Bank. There was no reserve requirement as of December 31, 2021 and 2020. At December 31, 2021 First Guaranty had three accounts at correspondent banks, excluding the Federal Reserve Bank, that exceeded the FDIC insurable limit of $250,000. These accounts were over the insurable limit by $2.0 million. At December 31, 2020 First Guaranty had no accounts at correspondent banks, excluding the Federal Reserve Bank, that exceeded the FDIC insurable limit of $250,000.

Note 4. Securities

A summary comparison of securities by type at December 31, 2021 and 2020 is shown below.

	December 31, 2021				December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasuries	$—	$—	$—	$—	$3,000	$—	$—	$3,000
U.S. Government Agencies	116,733	—	(623)	116,110	169,986	77	(405)	169,658
Corporate debt securities	79,344	732	(1,851)	78,225	36,153	604	(268)	36,489
Municipal bonds	15,543	156	—	15,699	27,381	781	—	28,162
Mortgage-backed securities	576	10	—	586	1,208	31	—	1,239
Total available for sale securities	$212,196	$898	$(2,474)	$210,620	$237,728	$1,493	$(673)	$238,548

Held to maturity:
U.S. Government Agencies	$153,536	$—	$(2,951)	$150,585	$—	$—	$—	$—
Total held to maturity securities	$153,536	$—	$(2,951)	$150,585	$—	$—	$—	$—

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

The scheduled maturities of securities at December 31, 2021, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to call or prepayments. Mortgage-backed securities are not due at a single maturity because of amortization and potential prepayment of the underlying mortgages. For this reason they are presented separately in the maturity table below.

	December 31, 2021
(in thousands)	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$641	$643
Due after one year through five years	3,885	3,759
Due after five years through 10 years	82,320	81,390
Over 10 years	124,774	124,242
Subtotal	211,620	210,034
Mortgage-backed Securities	576	586
Total available for sale securities	$212,196	$210,620

Held to maturity:
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through 10 years	19,445	19,122
Over 10 years	134,091	131,463
Total held to maturity securities	$153,536	$150,585

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at December 31, 2021.

	December 31, 2021
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	—	$—	$—	—	$—	$—	—	$—	$—
U.S. Government Agencies	13	116,110	(623)	—	—	—	13	116,110	(623)
Corporate debt securities	61	61,551	(1,677)	2	445	(174)	63	61,996	(1,851)
Municipal bonds	1	66	—	—	—	—	1	66	—
Mortgage-backed securities	—	—	—	6	9	—	6	9	—
Total available for sale securities	75	$177,727	$(2,300)	8	$454	$(174)	83	$178,181	$(2,474)

Held to maturity:
U.S. Government Agencies	16	$150,585	(2,951)	—	$—	$—	16	$150,585	$(2,951)
Total held to maturity securities	16	$150,585	$(2,951)	—	$—	$—	16	$150,585	$(2,951)

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

As of December 31, 2021, 99 of First Guaranty's debt securities had unrealized losses totaling 1.6% of the individual securities' amortized cost basis and 1.5% of First Guaranty's total amortized cost basis of the investment securities portfolio. Eight of the 99 securities had been in a continuous loss position for over 12 months at such date. The 8 securities had an aggregate amortized cost basis of $0.6 million and an unrealized loss of $0.2 million at December 31, 2021. Management has the intent and ability to hold these debt securities until maturity or until anticipated recovery.

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

Corporate debt securities in a loss position consist primarily of corporate bonds issued by businesses in the financial, insurance, utility, manufacturing, industrial, consumer products and oil and gas industries. There were no securities with an other-than-temporary impairment loss at December 31, 2021. First Guaranty believes that the remaining issuers will be able to fulfill the obligations of these securities based on evaluations described above. First Guaranty has the ability and intent to hold these securities until they recover, which could be at their maturity dates.

There were no other-than-temporary impairment losses recognized on securities during the year ended December 31, 2021. There was one other-than-temporary impairment loss of $100,000 recognized on securities during the year ended December 31, 2020. The security had an original book value of $0.1 million and was in default. First Guaranty's analysis of the company and the current market value of the security resulted in the determination that a write down was warranted. There were no other-than-temporary impairment losses recognized on securities during the year December 31, 2019.

The following table presents a roll-forward of the amount of credit losses on debt securities held by First Guaranty for which a portion of OTTI was recognized in other comprehensive income for the year ended December 31, 2021, 2020, and 2019:

(in thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Beginning balance of credit losses at beginning of year	$100	$—	$60
Other-than-temporary impairment credit losses on securities not previously OTTI		100	—
Increases for additional credit losses on securities previously determined to be OTTI	—	—	—
Reduction for increases in cash flows	—	—	—
Reduction due to credit impaired securities sold or fully settled	(100)	—	(60)
Ending balance of cumulative credit losses recognized in earnings at end of year	$—	$100	$—

In 2021, 2020 and 2019 there were no other-than-temporary impairment credit losses on securities for which First Guaranty had previously recognized OTTI. For securities that have indications of credit related impairment, management analyzes future expected cash flows to determine if any credit related impairment is evident. Estimated cash flows are determined using management's best estimate of future cash flows based on specific assumptions. The assumptions used to determine the cash flows were based on estimates of loss severity and credit default probabilities. Management reviews reports from credit rating agencies and public filings of issuers.

At December 31, 2021 and 2020 the carrying value of pledged securities totaled $234.9 million and $184.0 million, respectively.

Gross realized gains on sales of securities were $1.0 million, $14.7 million and $0.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. Gross realized losses were $0.4 million, $0.1 million and $1.1 million for the years ended December 31, 2021, 2020 and 2019. The tax applicable to these transactions amounted to $0.1 million, $3.1 million, and $(79,000) for 2021, 2020 and 2019, respectively. Proceeds from sales of securities classified as available for sale amounted to $49.7 million, $394.9 million and $90.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Net unrealized losses on available for sale securities included in accumulated other comprehensive income (loss) ("AOCI"), net of applicable income taxes, totaled $6.6 million at December 31, 2021. At December 31, 2020 net unrealized gains included in AOCI, net of applicable income taxes, totaled $0.6 million. During 2021 net gains, net of tax, reclassified out of AOCI into earnings totaled $0.6 million. During 2020 net gains, net of tax, reclassified out of AOCI into earnings totaled $11.7 million.

At December 31, 2021, First Guaranty's exposure to investment securities issuers that exceeded 10% of shareholders' equity was as follows:

	December 31, 2021
(in thousands)	Amortized Cost	Fair Value
Federal Home Loan Bank (FHLB)	$33,333	$33,071
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	95,230	93,401
Federal Farm Credit Bank (FFCB)	142,279	140,807
Total	$270,842	$267,279

Note 5. Loans

The following table summarizes the components of First Guaranty's loan portfolio as of December 31, 2021 and December 31, 2020:

	December 31, 2021		December 31, 2020
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$174,334	8.1%	$150,841	8.2%
Farmland	31,810	1.5%	26,880	1.4%
1- 4 Family	288,347	13.3%	271,236	14.7%
Multifamily	65,848	3.0%	45,932	2.5%
Non-farm non-residential	886,407	40.9%	824,137	44.6%
Total Real Estate	1,446,746	66.8%	1,319,026	71.4%
Non-Real Estate:
Agricultural	26,747	1.2%	28,335	1.5%
Commercial and industrial	398,391	18.4%	353,028	19.1%
Commercial leases	246,022	11.4%	104,141	5.6%
Consumer and other(1)	48,142	2.2%	44,642	2.4%
Total Non-Real Estate	719,302	33.2%	530,146	28.6%
Total Loans Before Unearned Income	2,166,048	100.0%	1,849,172	100.0%
Unearned income	(6,689)		(5,037)
Total Loans Net of Unearned Income	$2,159,359		$1,844,135

(1) Includes PPP loans fully guaranteed by the SBA of $35.4 million and $92.3 million at December 31, 2021 and December 31, 2020, respectively.

The following table summarizes fixed and floating rate loans by contractual maturity, excluding nonaccrual loans, as of December 31, 2021 and December 31, 2020 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	December 31, 2021			December 31, 2020
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$239,423	$117,697	$357,120	$186,252	$79,680	$265,932
One to five years	926,640	385,509	1,312,149	740,358	368,259	1,108,617
Five to 15 years	114,976	106,579	221,555	128,860	91,032	219,892
Over 15 years	179,522	78,987	258,509	146,830	92,325	239,155
Subtotal	$1,460,561	$688,772	2,149,333	$1,202,300	$631,296	1,833,596
Nonaccrual loans			16,715			15,576
Total Loans Before Unearned Income			2,166,048			1,849,172
Unearned income			(6,689)			(5,037)
Total Loans Net of Unearned Income			$2,159,359			$1,844,135

As of December 31, 2021, $349.1 million of floating rate loans were at their interest rate floor. At December 31, 2020, $305.0 million of floating rate loans were at their interest rate floor. Nonaccrual loans have been excluded from these totals.

The following tables present the age analysis of past due loans at December 31, 2021 and December 31, 2020:

	As of December 31, 2021
(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$956	$776	$1,732	$172,602	$174,334	$246
Farmland	17	787	804	31,006	31,810	—
1- 4 family	3,932	3,375	7,307	281,040	288,347	514
Multifamily	1,669	162	1,831	64,017	65,848	162
Non-farm non-residential	1,352	9,014	10,366	876,041	886,407	281
Total Real Estate	7,926	14,114	22,040	1,424,706	1,446,746	1,203
Non-Real Estate:
Agricultural	97	2,302	2,399	24,348	26,747	—
Commercial and industrial	1,233	722	1,955	396,436	398,391	23
Commercial leases	—	—	—	246,022	246,022	—
Consumer and other	920	822	1,742	46,400	48,142	19
Total Non-Real Estate	2,250	3,846	6,096	713,206	719,302	42
Total Loans Before Unearned Income	$10,176	$17,960	$28,136	$2,137,912	2,166,048	$1,245
Unearned income					(6,689)
Total Loans Net of Unearned Income					$2,159,359

	As of December 31, 2020
(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$8,088	$1,621	$9,709	$141,132	$150,841	$1,000
Farmland	227	857	1,084	25,796	26,880	—
1- 4 family	6,050	7,207	13,257	257,979	271,236	4,980
Multifamily	190	366	556	45,376	45,932	366
Non-farm non-residential	15,792	12,148	27,940	796,197	824,137	4,699
Total Real Estate	30,347	22,199	52,546	1,266,480	1,319,026	11,045
Non-Real Estate:
Agricultural	143	3,539	3,682	24,653	28,335	67
Commercial and industrial	663	2,557	3,220	349,808	353,028	1,856
Commercial leases	180	—	180	103,961	104,141	—
Consumer and other	996	372	1,368	43,274	44,642	123
Total Non-Real Estate	1,982	6,468	8,450	521,696	530,146	2,046
Total Loans Before Unearned Income	$32,329	$28,667	$60,996	$1,788,176	1,849,172	$13,091
Unearned income					(5,037)
Total Loans Net of Unearned Income					$1,844,135

The tables above include $16.7 million and $15.6 million of nonaccrual loans for December 31, 2021 and 2020, respectively. See the tables below for more detail on nonaccrual loans.

The following is a summary of nonaccrual loans by class at the dates indicated:

	As of December 31,
(in thousands)	2021	2020
Real Estate:
Construction & land development	$530	$621
Farmland	787	857
1- 4 family	2,861	2,227
Multifamily	—	—
Non-farm non-residential	8,733	7,449
Total Real Estate	12,911	11,154
Non-Real Estate:
Agricultural	2,302	3,472
Commercial and industrial	699	701
Commercial leases	—	—
Consumer and other	803	249
Total Non-Real Estate	3,804	4,422
Total Nonaccrual Loans	$16,715	$15,576

The following table identifies the credit exposure of the loan portfolio, including loans acquired with deteriorated credit quality, by specific credit ratings as of the dates indicated:

	As of December 31, 2021					As of December 31, 2020
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Construction & land development	$151,220	$21,997	$1,117	$—	$174,334	$139,032	$10,785	$1,024	$—	$150,841
Farmland	27,678	40	4,092	—	31,810	22,822	46	4,012	—	26,880
1- 4 family	270,866	7,644	9,837	—	288,347	251,315	7,252	12,669	—	271,236
Multifamily	56,686	2,212	6,950	—	65,848	36,146	1,841	7,945	—	45,932
Non-farm non-residential	795,495	72,103	18,809	—	886,407	756,760	51,355	16,022	—	824,137
Total Real Estate	1,301,945	103,996	40,805	—	1,446,746	1,206,075	71,279	41,672	—	1,319,026
Non-Real Estate:
Agricultural	23,952	128	2,667	—	26,747	24,180	92	4,063	—	28,335
Commercial and industrial	355,407	34,220	8,764	—	398,391	321,957	27,388	3,683	—	353,028
Commercial leases	245,869	—	153	—	246,022	103,961	—	180	—	104,141
Consumer and other	46,804	374	964	—	48,142	43,736	442	464	—	44,642
Total Non-Real Estate	672,032	34,722	12,548	—	719,302	493,834	27,922	8,390	—	530,146
Total Loans Before Unearned Income	$1,973,977	$138,718	$53,353	$—	2,166,048	$1,699,909	$99,201	$50,062	$—	1,849,172
Unearned income					(6,689)					(5,037)
Total Loans Net of Unearned Income					$2,159,359					$1,844,135

Purchased Impaired Loans

As part of the acquisition of Union Bancshares, Inc. on November 7, 2019 and Premier Bancshares, Inc. on June 16, 2017, First Guaranty purchased credit impaired loans for which there was, at acquisition, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows at December 31, 2021 and 2020.

(in thousands)	As of December 31, 2021	As of December 31, 2020
Real Estate:
Construction & land development	$146	$397
Farmland	—	—
1- 4 family	1,848	4,102
Multifamily	—	900
Non-farm non-residential	2,192	2,396
Total Real Estate	4,186	7,795
Non-Real Estate:
Agricultural	159	343
Commercial and industrial	798	1,017
Commercial leases	—	—
Consumer and other	—	—
Total Non-Real Estate	957	1,360
Total	$5,143	$9,155

For those purchased loans disclosed above, there was an allowance for loan and lease losses of $0.7 million at December 31, 2021 and $0.5 million at December 31, 2020.

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

The accretable yield, or income expected to be collected, on the purchased loans above is as follows for the years ended December 31, 2021 and 2020.

(in thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020
Balance, beginning of period	$2,892	$3,647
Acquisition accretable yield	—	30
Accretion	(514)	(785)
Net transfers from nonaccretable difference to accretable yield	—	—
Balance, end of period	$2,378	$2,892

Note 6. Allowance for Loan and Lease Losses
A summary of changes in the allowance for loan and lease losses, by loan type, for the years ended December 31, 2021, 2020 and 2019 are as follows:

	As of December 31,
	2021					2020
(in thousands)	Beginning Allowance (12/31/20)	Charge-offs	Recoveries	Provision	Ending Allowance (12/31/21)	Beginning Allowance (12/31/19)	Charge-offs	Recoveries	Provision	Ending Allowance (12/31/20)
Real Estate:
Construction & land development	$1,029	$(92)	$—	$(168)	$769	$423	$(265)	$—	$871	$1,029
Farmland	462	—	90	(74)	478	50	—	—	412	462
1- 4 family	2,510	(266)	44	(367)	1,921	1,027	(154)	39	1,598	2,510
Multifamily	978	(12)	—	(26)	940	1,038	—	—	(60)	978
Non-farm non-residential	15,064	(1,020)	7	(1,321)	12,730	5,277	(550)	178	10,159	15,064
Total Real Estate	20,043	(1,390)	141	(1,956)	16,838	7,815	(969)	217	12,980	20,043
Non-Real Estate:
Agricultural	181	(149)	17	134	183	95	(110)	70	126	181
Commercial and industrial	2,802	(89)	96	(446)	2,363	1,909	(265)	128	1,030	2,802
Commercial leases	583	—	4	1,899	2,486	568	—	388	(373)	583
Consumer and other	907	(1,494)	320	1,638	1,371	542	(1,083)	336	1,112	907
Unallocated	2	—	—	786	788	—	—	—	2	2
Total Non-Real Estate	4,475	(1,732)	437	4,011	7,191	3,114	(1,458)	922	1,897	4,475
Total	$24,518	$(3,122)	$578	$2,055	$24,029	$10,929	$(2,427)	$1,139	$14,877	$24,518

	As of December 31,
	2019
(in thousands)	Beginning Allowance (12/31/18)	Charge-offs	Recoveries	Provision	Ending Allowance (12/31/19)
Real Estate:
Construction & land development	$581	$—	$—	$(158)	$423
Farmland	41	—	—	9	50
1- 4 family	911	(552)	39	629	1,027
Multifamily	1,318	—	—	(280)	1,038
Non-farm non-residential	4,771	(2,603)	5	3,104	5,277
Total Real Estate	7,622	(3,155)	44	3,304	7,815
Non-Real Estate:
Agricultural	339	(40)	—	(204)	95
Commercial and industrial	1,909	(879)	267	612	1,909
Commercial leases	262	—	—	306	568
Consumer and other	629	(1,190)	246	857	542
Unallocated	15	—	—	(15)	—
Total Non-Real Estate	3,154	(2,109)	513	1,556	3,114
Total	$10,776	$(5,264)	$557	$4,860	$10,929

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio. The result is an allocation of the loan loss reserve from one category to another.

A summary of the allowance along with loans and leases, including loans acquired with deteriorated credit quality, individually and collectively evaluated for impairment are as follows:

	As of December 31, 2021
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Individually Evaluated for Purchased Credit-Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Individually Evaluated for Purchased Credit-Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$—	$—	$769	$769	$—	$146	$174,188	$174,334
Farmland	19	—	459	478	496	—	31,314	31,810
1- 4 family	258	—	1,663	1,921	961	1,848	285,538	288,347
Multifamily	—	—	940	940	—	—	65,848	65,848
Non-farm non-residential	1,822	509	10,399	12,730	10,899	2,192	873,316	886,407
Total Real Estate	2,099	509	14,230	16,838	12,356	4,186	1,430,204	1,446,746
Non-Real Estate:
Agricultural	—	—	183	183	1,383	159	25,205	26,747
Commercial and industrial	72	216	2,075	2,363	1,286	798	396,307	398,391
Commercial leases	—	—	2,486	2,486	—	—	246,022	246,022
Consumer and other	—	—	1,371	1,371	—	—	48,142	48,142
Unallocated	—	—	788	788	—	—	—	—
Total Non-Real Estate	72	216	6,903	7,191	2,669	957	715,676	719,302
Total	$2,171	$725	$21,133	$24,029	$15,025	$5,143	$2,145,880	$2,166,048
Unearned Income								(6,689)
Total Loans Net of Unearned Income								$2,159,359

	As of December 31, 2020
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Individually Evaluated for Purchased Credit-Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Individually Evaluated for Purchased Credit-Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$—	$—	$1,029	$1,029	$—	$397	$150,444	$150,841
Farmland	—	—	462	462	543	—	26,337	26,880
1- 4 family	266	—	2,244	2,510	1,480	4,102	265,654	271,236
Multifamily	—	—	978	978	—	900	45,032	45,932
Non-farm non-residential	2,280	334	12,450	15,064	9,800	2,396	811,941	824,137
Total Real Estate	2,546	334	17,163	20,043	11,823	7,795	1,299,408	1,319,026
Non-Real Estate:
Agricultural	—	—	181	181	2,531	343	25,461	28,335
Commercial and industrial	97	142	2,563	2,802	1,544	1,017	350,467	353,028
Commercial leases	—	—	583	583	—	—	104,141	104,141
Consumer and other	—	—	907	907	—	—	44,642	44,642
Unallocated	—	—	2	2	—	—	—	—
Total Non-Real Estate	97	142	4,236	4,475	4,075	1,360	524,711	530,146
Total	$2,643	$476	$21,399	$24,518	$15,898	$9,155	$1,824,119	$1,849,172
Unearned Income								(5,037)
Total Loans Net of Unearned Income								$1,844,135

As of December 31, 2021, 2020 and 2019, First Guaranty had loans totaling $16.7 million, $15.6 million and $14.4 million, respectively, not accruing interest. As of December 31, 2021, 2020 and 2019, First Guaranty had loans past due 90 days or more and still accruing interest totaling $1.2 million, $13.1 million and $2.6 million, respectively. The average outstanding balance of nonaccrual loans in 2021 was $17.1 million compared to $19.8 million in 2020 and $12.0 million in 2019.

As of December 31, 2021, First Guaranty has no outstanding commitments to advance additional funds in connection with impaired loans.

The following is a summary of impaired loans, excluding loans acquired with deteriorated credit quality, by class at December 31, 2021:

	As of December 31, 2021
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
1- 4 family	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Non-farm non-residential	5,164	5,818	—	5,935	137	101
Total Real Estate	5,164	5,818	—	5,935	137	101
Non-Real Estate:
Agricultural	1,383	1,668	—	1,412	—	—
Commercial and industrial	470	470	—	479	30	33
Commercial leases	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total Non-Real Estate	1,853	2,138	—	1,891	30	33
Total Impaired Loans with no related allowance	7,017	7,956	—	7,826	167	134

Impaired Loans with an allowance recorded:
Real estate:
Construction & land development	—	—	—	—	—	—
Farmland	496	626	19	515	—	—
1- 4 family	961	961	258	968	56	62
Multifamily	—	—	—	—	—	—
Non-farm non-residential	5,735	5,996	1,822	5,842	90	95
Total Real Estate	7,192	7,583	2,099	7,325	146	157
Non-Real Estate:
Agricultural	—	—	—	—	—	—
Commercial and industrial	816	816	72	875	28	52
Commercial leases	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total Non-Real Estate	816	816	72	875	28	52
Total Impaired Loans with an allowance recorded	8,008	8,399	2,171	8,200	174	209

Total Impaired Loans	$15,025	$16,355	$2,171	$16,026	$341	$343

The following is a summary of impaired loans, excluding loans acquired with deteriorated credit quality, by class at December 31, 2020:

	As of December 31, 2020
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$—	$—	$—	$—	$—	$—
Farmland	543	552	—	543	—	—
1- 4 family	511	534	—	527	—	—
Multifamily	—	—	—	—	—	—
Non-farm non-residential	1,227	1,227	—	1,218	80	72
Total Real Estate	2,281	2,313	—	2,288	80	72
Non-Real Estate:
Agricultural	2,531	2,661	—	2,594	—	—
Commercial and industrial	601	601	—	821	48	47
Commercial leases	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total Non-Real Estate	3,132	3,262	—	3,415	48	47
Total Impaired Loans with no related allowance	5,413	5,575	—	5,703	128	119

Impaired Loans with an allowance recorded:
Real estate:
Construction & land development	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
1- 4 family	969	969	266	969	5	5
Multifamily	—	—	—	—	—	—
Non-farm non-residential	8,573	8,619	2,280	7,550	60	80
Total Real Estate	9,542	9,588	2,546	8,519	65	85
Non-Real Estate:
Agricultural	—	—	—	—	—	—
Commercial and industrial	943	943	97	981	79	57
Commercial leases	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total Non-Real Estate	943	943	97	981	79	57
Total Impaired Loans with an allowance recorded	10,485	10,531	2,643	9,500	144	142

Total Impaired Loans	$15,898	$16,106	$2,643	$15,203	$272	$261

Troubled Debt Restructurings

A Troubled Debt Restructuring ("TDR") is considered such if the lender for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. The modifications to First Guaranty's TDRs were concessions on either the interest rate charged or the amortization. The effect of the modifications to First Guaranty was a reduction in interest income. These loans have an allocated reserve in First Guaranty's allowance for loan and lease losses. First Guaranty has not restructured any loans that are considered TDRs in the year ended December 31, 2021. First Guaranty restructured one loan that is considered TDR in the year ended December 31, 2020. At December 31, 2021, First Guaranty had one outstanding TDR.

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

The following table is an age analysis of TDRs as of December 31, 2021 and December 31, 2020:

	December 31, 2021				December 31, 2020
	Accruing Loans				Accruing Loans
(in thousands)	Current	30-89 Days Past Due	Nonaccrual	Total TDRs	Current	30-89 Days Past Due	Nonaccrual	Total TDRs
Real Estate:
Construction & land development	$—	$—	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—	—	—
1- 4 family	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Non-farm non-residential	—	—	3,382	3,382	—	—	3,591	3,591
Total Real Estate	—	—	3,382	3,382	—	—	3,591	3,591
Non-Real Estate:
Agricultural	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Commercial leases	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
Total Non-Real Estate	—	—	—	—	—	—	—	—
Total	$—	$—	$3,382	$3,382	$—	$—	$3,591	$3,591

The following table discloses TDR activity for the year ended December 31, 2021.

Troubled Debt Restructured Loans Activity Year Ended December 31, 2021
(in thousands)	Beginning balance (December 31, 2020)	New TDRs	Charge-offs post-modification	Transferred to ORE	Paydowns	Construction to permanent financing	Restructured to market terms	Other adjustments	Ending balance (December 31, 2021)
Real Estate:
Construction & land development	$—	$—	$—	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—	—	—	—
1- 4 family	—	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—	—
Non-farm non-residential	3,591	—	—	—	(250)	—	—	41	3,382
Total Real Estate	3,591	—	—	—	(250)	—	—	41	3,382
Non-Real Estate:
Agricultural	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—	—
Commercial leases	—	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—	—
Total Non-Real Estate	—	—	—	—	—	—	—	—	—
Total Impaired Loans with no related allowance	$3,591	$—	$—	$—	$(250)	$—	$—	$41	$3,382

There were no commitments to lend additional funds to debtors whose terms have been modified in a troubled debt restructuring at December 31, 2021.

Note 7. Premises and Equipment

The components of premises and equipment at December 31, 2021 and 2020 are as follows:

(in thousands)	December 31, 2021	December 31, 2020
Land	$15,284	$15,180
Bank premises	53,899	40,906
Furniture and equipment	30,481	28,511
Construction in progress	536	13,562
Acquired value	100,200	98,159
Less: accumulated depreciation	41,563	38,267
Net book value	$58,637	$59,892

Depreciation expense amounted to $3.4 million, $2.8 million and $2.3 million for 2021, 2020 and 2019, respectively. Interest cost capitalized as a construction cost was $61,000, $55,000, and $91,000 for 2021, 2020, and 2019, respectively.

Note 8. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to impairment testing. Other intangible assets continue to be amortized over their useful lives. Goodwill represents the purchase price over the fair value of net assets acquired from the Homestead Bancorp in 2007, Premier Bancshares, Inc. in 2017 and Union Bancshares, Incorporated in 2019. No impairment charges have been recognized since acquisition. Goodwill totaled $12.9 million at December 31, 2021 and 2020, respectively.

The following table summarizes intangible assets subject to amortization.

	December 31, 2021			December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$16,266	$11,215	$5,051	$16,266	$10,451	$5,815
Loan servicing assets	2,133	1,262	871	1,826	1,054	772
Total	$18,399	$12,477	$5,922	$18,092	$11,505	$6,587

The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions. The weighted-average amortization period remaining for the core deposit intangibles is 7.3 years.

Amortization expense relating to purchase accounting intangibles totaled $0.8 million, $0.7 million, and $0.4 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Amortization expense of the core deposit intangible assets for the next five years is as follows:

For the Years Ended	Estimated Amortization Expense (in thousands)
December 31, 2022	$696
December 31, 2023	$696
December 31, 2024	$696
December 31, 2025	$696
December 31, 2026	$696

Note 9. Other Real Estate

Other real estate owned consists of the following at the dates indicated:

(in thousands)	December 31, 2021	December 31, 2020
Real Estate Owned Acquired by Foreclosure:
Residential	$817	$131
Construction & land development	—	311
Non-farm non-residential	1,776	2,203
Total Other Real Estate Owned and Foreclosed Property	2,593	2,645
Allowance for Other Real Estate Owned losses	(521)	(405)
Net Other Real Estate Owned and Foreclosed Property	$2,072	$2,240

Note 10. Deposits

A schedule of maturities of all time deposits are as follows:

(in thousands)	December 31, 2021
2022	$267,016
2023	152,920
2024	116,771
2025	19,482
2026 and thereafter	30,482
Total	$586,671

The table above includes $3.4 million in brokered deposits for December 31, 2021. The aggregate amount of jumbo time deposits, each with a minimum denomination of $250,000 totaled $159.1 million and $248.8 million at December 31, 2021 and 2020, respectively.

Note 11. Borrowings

Short-term borrowings are summarized as follows:

(in thousands)	December 31, 2021	December 31, 2020
Federal Home Loan Bank advances	$—	$50,000
Repurchase agreements	6,439	6,121
Total short-term borrowings	$6,439	$56,121

First Guaranty maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. First Guaranty had $6.4 million in short-term borrowings outstanding at December 31, 2021 compared to $56.1 million outstanding at December 31, 2020. First Guaranty has available lines of credit of $26.5 million, with no outstanding balance at December 31, 2021.

Available lines of credit totaled $597.6 million at December 31, 2021 and $297.2 million at December 31, 2020.

The following schedule provides certain information about First Guaranty's short-term borrowings for the periods indicated:

	December 31,
(in thousands except for %)	2021	2020	2019
Outstanding at year end	$6,439	$56,121	$19,919
Maximum month-end outstanding	$56,369	$57,048	$19,919
Average daily outstanding	$10,458	$48,277	$3,320
Weighted average rate during the year	1.40%	0.95%	2.00%
Weighted average rate at year end	2.23%	0.89%	2.00%

Long-term debt is summarized as follows:

Long-term Federal Home Loan Bank advance, fixed at 2.12%, totaled $3.2 million at December 31, 2021 and $3.4 million at December 31, 2020. This advance was acquired in the Union acquisition and has a contractual maturity date of September 1, 2037.

Senior long-term debt with a commercial bank, priced at floating Wall Street Journal Prime less 25 basis points (3.00%), totaled $0 at December 31, 2021 and $14.0 million at December 31, 2020. First Guaranty paid off this loan using proceeds from its preferred stock capital offering during the second quarter of 2021. This long-term debt was secured by a pledge of 85% (4,823,899 shares) of First Guaranty's interest in First Guaranty Bank (a wholly owned subsidiary).

Senior long-term debt with a commercial bank, priced at floating Wall Street Journal Prime less 70 basis points (3.00%), totaled $25.2 million at December 31, 2021 and $28.4 million at December 31, 2020. First Guaranty pays $812,500 principal plus interest quarterly. This loan was renewed in November 2019 and has a contractual maturity date of November 7, 2024. This long-term debt is secured by a pledge of 85% (4,823,899 shares) of First Guaranty's interest in First Guaranty Bank (a wholly owned subsidiary).

Junior subordinated debt, priced at Wall Street Journal Prime plus 75 basis points (4.00%), totaled $14.8 million at December 31, 2021 and 2020. First Guaranty pays interest semi-annually for the Fixed Interest Rate Period and quarterly for the Floating Interest Rate Period. The Note is unsecured and ranks junior in right of payment to any senior indebtedness and obligations to general and secured creditors. The Note was originated in December 2015 and is scheduled to mature on December 21, 2025. The Note qualifies for treatment as Tier 2 capital for regulatory capital purposes.

First Guaranty maintains two revolving lines of credit. A $6.5 million line of credit with an availability of $6.5 million at December 31, 2021. This line of credit is secured by a pledge of 13.2% (735,745 shares) of First Guaranty's interest in First Guaranty Bank (a wholly owned subsidiary) and is priced at 4.25%. A $20.0 million line of credit with an availability of $20.0 million at December 31, 2021. This line of credit is secured by a pledge of 85% (4,823,899 shares) of First Guaranty's interest in First Guaranty Bank (a wholly owned subsidiary) and is priced at 3.00%.

At December 31, 2021, letters of credit issued by the FHLB totaling $250.7 million were outstanding and carried as off-balance sheet items, all of which expire by 2024. At December 31, 2020, letters of credit issued by the FHLB totaling $365.8 million were outstanding and carried as off-balance sheet items, all of which expire by 2024. The letters of credit are solely used for pledging towards public fund deposits. The FHLB has a blanket lien on substantially all of the loans in First Guaranty's portfolio which is used to secure borrowing availability from the FHLB. First Guaranty has obtained a subordination agreement from the FHLB on First Guaranty's farmland, agricultural, and commercial and industrial loans. These loans are available to be pledged for additional reserve liquidity.

As of December 31, 2021 obligations on long-term advances from FHLB, senior long-term debt and junior subordinated debentures totaled $43.2 million.

The scheduled payments are as follows:

(in thousands)	Long-term Advances from FHLB	Senior Long-term Debt	Junior Subordinated Debentures
2022	$—	$3,250	$—
2023	—	3,250	—
2024	—	18,687	—
2025	—	—	15,000
2026	—	—	—
2026 and thereafter	3,208	—	—
Subtotal	$3,208	$25,187	$15,000
Debt issuance costs	—	(17)	(182)
Total	$3,208	$25,170	$14,818

Note 12. Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2021 and 2020, that the Bank met all capital adequacy requirements.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. First Guaranty Bank's capital conservation buffer was 3.22% at December 31, 2021.

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

As of December 31, 2021, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that Management believes have changed the Bank's category. First Guaranty Bank's actual capital amounts and ratios as of December 31, 2021 and 2020 are presented in the following table.

	Actual		Minimum Capital Requirements		Minimum to be Well Capitalized Under Action Provisions
(in thousands except for %)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total Risk-based Capital:	$268,002	11.22%	$191,069	8.00%	$238,837	10.00%
Tier 1 Capital:	$243,973	10.22%	$143,302	6.00%	$191,069	8.00%
Tier 1 Leverage Capital:	$243,973	8.71%	$112,018	4.00%	$140,023	5.00%
Common Equity Tier One Capital:	$243,973	10.22%	$107,476	4.50%	$155,244	6.50%

December 31, 2020
Total Risk-based Capital:	$233,391	12.22%	$152,805	8.00%	$191,006	10.00%
Tier 1 Capital:	$209,507	10.97%	$114,604	6.00%	$152,805	8.00%
Tier 1 Leverage Capital:	$209,507	8.58%	$97,683	4.00%	$122,104	5.00%
Common Equity Tier One Capital:	$209,507	10.97%	$85,953	4.50%	$124,154	6.50%

Note 13. Dividend Restrictions

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

The Bank is restricted under applicable laws in the payment of dividends to an amount equal to current year earnings plus undistributed earnings for the immediately preceding year, unless prior permission is received from the Commissioner of Financial Institutions for the State of Louisiana. Dividends payable by the Bank in 2022 without permission will be limited to 2022 earnings plus the undistributed earnings of $8.7 million from 2021.

Accordingly, at January 1, 2022, $246.6 million of First Guaranty's equity in the net assets of the Bank was restricted. In addition, dividends paid by the Bank to First Guaranty would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

Note 14. Related Party Transactions

In the normal course of business, First Guaranty and its subsidiary, First Guaranty Bank, have loans, deposits and other transactions with its executive officers, directors, affiliates and certain business organizations and individuals with which such persons are associated. These transactions are completed with terms no less favorable than current market rates. An analysis of the activity of loans made to such borrowers during the year ended December 31, 2021 and 2020 follows:

	December 31,
(in thousands)	2021	2020
Balance, beginning of year	$79,399	$61,820
Net (Decrease) Increase	13,871	17,579
Balance, end of year	$93,270	$79,399

Unfunded commitments to First Guaranty and Bank directors and executive officers totaled $45.4 million and $40.8 million at December 31, 2021 and 2020, respectively. At December 31, 2021 First Guaranty and the Bank had deposits from directors and executives totaling $64.0 million. There were no participations in loans purchased from affiliated financial institutions included in First Guaranty's loan portfolio in 2021 or 2020.

During the years ended 2021, 2020 and 2019, First Guaranty paid approximately $0.3 million, $0.5 million and $0.5 million, respectively, for printing services and supplies and office furniture and equipment to Champion Industries, Inc., of which Mr. Marshall T. Reynolds, the Chairman of First Guaranty's Board of Directors, is President, Chief Executive Officer, Chairman of the Board of Directors and a major shareholder of Champion.

On December 21, 2015, First Guaranty issued a $15.0 million subordinated note (the "Note") to Edgar Ray Smith III, a director of First Guaranty. The Note is for a ten-year term (non-callable for first five years) and will bear interest at a fixed annual rate of 4.0% for the first five years of the term and then adjust to a floating rate based on the Prime Rate as reported by the Wall Street Journal plus 75 basis points for the period of time after the fifth year until redemption or maturity. During the years ended 2021, 2020 and 2019, First Guaranty paid interest of $0.8 million, $0.6 million and $0.6 million, respectively, for this note.

During the years ended 2021, 2020 and 2019, First Guaranty paid approximately $0.1 million, $27,000 and $0.1 million, respectively, for the purchase and maintenance of First Guaranty's automobiles to subsidiaries of Hood Automotive Group, of which William K. Hood, a director of First Guaranty, is President.

During the years ended 2021, 2020 and 2019, First Guaranty paid approximately $0, $0.1 million and $69,000, respectively, for architectural services in relation to bank branches to Gasaway Gasaway Bankston Architects, of which bank subsidiary board member Andrew B. Gasaway is part owner.

During the years ended 2021, 2020 and 2019, First Guaranty paid approximately $0.6 million, $0.5 million and $0.3 million, respectively, to Centurion Insurance, an insurance brokerage agency, to bind coverage at market terms for property casualty insurance and health insurance. First Guaranty owns a 50% interest in Centurion and accounts for this investment under the equity method.

Note 15. Employee Benefit Plans

First Guaranty has an employee savings plan to which employees, who meet certain service requirements, may defer 1% up to the IRS legal limit of their base salaries, 6% of which may be matched up to 100%, at its sole discretion. Contributions to the savings plan were $396,000, $173,000 and $149,000 in 2021, 2020 and 2019, respectively. First Guaranty has an Employee Stock Ownership Plan ("ESOP") which was frozen in 2010. No contributions were made to the ESOP for the years 2021, 2020 or 2019. As of December 31, 2021, the ESOP held 3,047 shares. First Guaranty is in the process of terminating the plan.

Note 16. Other Expenses

The following is a summary of the significant components of other noninterest expense:

	December 31,
(in thousands)	2021	2020	2019
Other noninterest expense:
Legal and professional fees	$3,375	$2,919	$2,648
Data processing	1,794	2,465	1,972
ATM Fees	1,760	1,332	1,217
Marketing and public relations	1,711	1,046	1,456
Taxes - sales, capital and franchise	1,755	1,251	1,094
Operating supplies	853	921	674
Software expense and amortization	3,071	2,354	1,308
Travel and lodging	826	726	908
Telephone	398	256	193
Amortization of core deposits	764	712	390
Donations	564	393	603
Net costs from other real estate and repossessions	801	1,653	422
Regulatory assessment	1,945	1,716	683
Other	3,391	2,980	2,536
Total other noninterest expense	$23,008	$20,724	$16,104

First Guaranty does not capitalize advertising costs. They are expensed as incurred and are included in other noninterest expense on the Consolidated Statements of Income. Advertising expense was $1.0 million, $0.4 million and $0.8 million for 2021, 2020 and 2019, respectively.

Note 17. Income Taxes
The following is a summary of the provision for income taxes included in the Consolidated Statements of Income:

	December 31,
(in thousands)	2021	2020	2019
Current	$7,970	$8,964	$3,770
Deferred	(812)	(3,745)	(114)
Total	$7,158	$5,219	$3,656

The difference between income taxes computed by applying the statutory federal income tax rate and the provision for income taxes in the financial statements is reconciled as follows:

	December 31,
(in thousands except for %)	2021	2020	2019
Statutory tax rate	21.0%	21.0%	21.0%
Federal income taxes at statutory rate	$7,236	$5,363	$3,758
Tax exempt municipal income	(81)	(124)	(140)
Other	3	(20)	38
Total	$7,158	$5,219	$3,656

Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities, and available tax credit carry forwards. Temporary differences between the financial statement and tax values of assets and liabilities give rise to deferred taxes. The significant components of deferred taxes classified in First Guaranty's Consolidated Balance Sheets at December 31, 2021 and 2020 are as follows:

	December 31,
(in thousands)	2021	2020
Deferred tax assets:
Allowance for loan and lease losses	$4,817	$4,748
Other real estate owned	219	239
Unrealized losses on available for sale securities	331	—
Net operating loss	1,098	1,190
Other	781	581
Gross deferred tax assets	7,246	6,758

Deferred tax liabilities:
Depreciation and amortization	(1,917)	(1,952)
Core deposit intangibles	(1,059)	(1,214)
Unrealized gains on available for sale securities	—	(172)
Discount on purchased loans	(164)	(161)
Other	(687)	(625)
Gross deferred tax liabilities	(3,827)	(4,124)

Net deferred tax assets (liabilities)	$3,419	$2,634

First Guaranty determined that the net deferred tax asset at December 31, 2021 and 2020 was more likely than not to be realized based on an assessment of all available positive and negative evidence, and therefore no valuation allowance was recorded.

Net operating loss carryforwards for income tax purposes were $5.2 million as of December 31, 2021 and $5.7 million in 2020. The carryforwards were acquired in 2017 in the Premier acquisition and expire from 2027 to 2034, and will be utilized subject to annual Internal Revenue Code Section 382 limitations.

ASC 740-10, Income Taxes, clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the consolidated financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. First Guaranty does not believe it has any unrecognized tax benefits included in its consolidated financial statements. First Guaranty has not had any settlements in the current period with taxing authorities, nor has it recognized tax benefits as a result of a lapse of the applicable statute of limitations. First Guaranty recognizes interest and penalties accrued related to unrecognized tax benefits, if applicable, in noninterest expense. During the years ended December 31, 2021, 2020 and 2019, First Guaranty did not recognize any interest or penalties in its consolidated financial statements, nor has it recorded an accrued liability for interest or penalty payments.

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

Set forth below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at December 31, 2021 and December 31, 2020.

Contract Amount	December 31, 2021	December 31, 2020
(in thousands)
Commitments to Extend Credit	$198,444	$154,047
Unfunded Commitments under lines of credit	$250,231	$169,151
Commercial and Standby letters of credit	$13,787	$11,728

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

There were no losses incurred on off-balance sheet commitments in 2021, 2020 or 2019.

Note 19. Fair Value Measurements

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified Level 3 as of December 31, 2021 includes corporate debt and municipal securities.

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

Other real estate owned. Properties are recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values of other real estate owned ("OREO") at December 31, 2021 and 2020 are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement or amounts commonly used in real estate transactions. Inputs include appraisal values or recent sales activity for similar assets in the property's market; thus OREO measured at fair value would be classified within either Level 2 or Level 3 of the hierarchy.

Certain non-financial assets and non-financial liabilities are measured at fair value on a non-recurring basis including assets and liabilities related to reporting units measured at fair value in the testing of goodwill impairment, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2021 and 2020, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	December 31, 2021	December 31, 2020
Available for Sale Securities Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$3,000
Level 2: Significant Other Observable Inputs	198,315	209,359
Level 3: Significant Unobservable Inputs	12,305	26,189
Securities available for sale measured at fair value	$210,620	$238,548

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

The change in Level 1 securities available for sale from December 31, 2020 was due to a net decrease in Treasury bills of $3.0 million. The change in Level 2 securities available for sale from December 31, 2020 was due to the increase in corporate securities offset by the transfer of $152.9 million in U.S. Government agency securities from the available for sale to the held to maturity portfolio. $1.8 million in corporate securities and $3.1 million in municipal securities were transferred from Level 3 to Level 2 from December 31, 2020 to December 31, 2021. There were no transfers between Level 1 and 2 securities available for sale from December 31, 2020 to December 31, 2021.

The following table reconciles assets measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Level 3 Changes
(in thousands)	December 31, 2021	December 31, 2020
Balance, beginning of year	$26,189	$9,398
Total gains or losses (realized/unrealized):
Included in earnings	—	—
Included in other comprehensive income	(195)	256
Purchases, sales, issuances and settlements, net	(8,845)	5,361
Transfers in and/or out of Level 3	(4,844)	11,174
Balance as of end of year	$12,305	$26,189

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of December 31, 2021.

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of December 31, 2021 and December 31, 2020, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At December 31, 2021	At December 31, 2020
Fair Value Measurements Using: Impaired Loans
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	—	—
Level 3: Significant Unobservable Inputs	12,836	7,842
Impaired loans measured at fair value	$12,836	$7,842

Fair Value Measurements Using: Other Real Estate Owned
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	817	363
Level 3: Significant Unobservable Inputs	1,255	1,877
Other real estate owned measured at fair value	$2,072	$2,240

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

Deposits.

The fair value of customer deposits, excluding certificates of deposit, is the amount payable on demand. Market values of certificates of deposit are actually computed present values using net present value formulas. The present value is the sum of the present value of all projected cash flows on an item at a specified discount rate. The discount rate is set as an appropriate rate index, plus or minus an appropriate spread. Deposits are classified within level 3 of the fair value hierarchy.

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

Other Unrecognized Financial Instruments.

The fair value of commitments to extend credit is estimated using the fees charged to enter into similar legally binding agreements, taking into account the remaining terms of the agreements and customers' credit ratings. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit are based on fees charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2021 and 2020 the fair value of guarantees under commercial and standby letters of credit was not material.

The carrying amounts and estimated fair values of financial instruments at December 31, 2021 were as follows:

		Fair Value Measurements at December 31, 2021 Using
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets
Cash and due from banks	$261,749	$261,749	$—	$—	$261,749
Federal funds sold	183	183	—	—	183
Securities, available for sale	210,620	—	198,315	12,305	210,620
Securities, held for maturity	153,536	—	150,585	—	150,585
Loans, net	2,135,330	—	—	2,152,590	2,152,590
Cash surrender value of BOLI	5,568	—	—	5,568	5,568
Accrued interest receivable	12,047	—	—	12,047	12,047

Liabilities
Deposits	$2,596,492	$—	$—	$2,606,635	2,606,635
Short-term advances from Federal Home Loan Bank	—	—	—	—	—
Repurchase agreements	6,439	—	—	6,462	6,462
Accrued interest payable	4,480	—	—	4,480	4,480
Long-term advances from Federal Home Loan Bank	3,208	—	—	3,208	3,208
Senior long-term debt	25,170	—	—	25,187	25,187
Junior subordinated debentures	14,818	—	—	15,000	15,000

The carrying amounts and estimated fair values of financial instruments at December 31, 2020 were as follows:

		Fair Value Measurements at December 31, 2020 Using
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets
Cash and due from banks	$298,903	$298,903	$—	$—	$298,903
Federal funds sold	702	702	—	—	702
Securities, available for sale	238,548	3,000	209,359	26,189	238,548
Securities, held for maturity	—	—	—	—	—
Loans, net	1,819,617	—	—	1,846,738	1,846,738
Cash surrender value of BOLI	5,427	—	—	5,427	5,427
Accrued interest receivable	11,933	—	—	11,933	11,933

Liabilities
Deposits	$2,166,318	$—	$—	$2,179,004	2,179,004
Short-term advances from Federal Home Loan Bank	50,000	—	—	50,000	50,000
Repurchase agreements	6,121	—	—	6,154	6,154
Accrued interest payable	5,292	—	—	5,292	5,292
Long-term advances from Federal Home Loan Bank	3,366	—	—	3,366	3,366
Senior long-term debt	42,366	—	—	42,408	42,408
Junior subordinated debentures	14,777	—	—	14,452	14,452

There is no material difference between the contract amount and the estimated fair value of off-balance sheet items that are primarily comprised of short-term unfunded loan commitments that are generally at market prices.

Note 21. Concentrations of Credit and Other Risks

First Guaranty monitors loan portfolio concentrations by region, collateral type, loan type, and industry on a monthly basis and has established maximum thresholds as a percentage of its capital to ensure that the desired mix and diversification of its loan portfolio is achieved. First Guaranty is compliant with the established thresholds as of December 31, 2021. Personal, commercial and residential loans are granted to customers, most of who reside in northern and southern areas of Louisiana. Although First Guaranty has a diversified loan portfolio, significant portions of the loans are collateralized by real estate located in Tangipahoa Parish and surrounding parishes in Southeast Louisiana. Declines in the Louisiana economy could result in lower real estate values which could, under certain circumstances, result in losses to First Guaranty.

The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers.

Approximately 36.9% of First Guaranty's deposits are derived from local governmental agencies at December 31, 2021. These governmental depositing authorities are generally long-term customers. A number of the depositing authorities are under contractual obligation to maintain their operating funds exclusively with First Guaranty. In most cases, First Guaranty is required to pledge securities or letters of credit issued by the Federal Home Loan Bank to the depositing authorities to collateralize their deposits. Under certain circumstances, the withdrawal of all of, or a significant portion of, the deposits of one or more of the depositing authorities may result in a temporary reduction in liquidity, depending primarily on the maturities and/or classifications of the securities pledged against such deposits and the ability to replace such deposits with either new deposits or other borrowings. Public fund deposits totaled $957.9 million at December 31, 2021.

Note 22. Litigation

First Guaranty is subject to various legal proceedings in the normal course of its business. First Guaranty assesses its liabilities and contingencies in connection with outstanding legal proceedings. Where it is probable that First Guaranty will incur a loss and the amount of the loss can be reasonably estimated, First Guaranty records a liability in its consolidated financial statements. First Guaranty does not record a loss if the loss is not probable or the amount of the loss is not estimable. First Guaranty is a defendant in a lawsuit alleging overpayment of interest on a loan with a possible loss range of $0.0 million to $0.5 million. Judgment has been rendered against First Guaranty for the full amount, but First Guaranty is exercising its appeal rights. First Guaranty had an accrued liability of $0.1 million at December 31, 2021 related to this lawsuit. First Guaranty is also a defendant in a lawsuit alleging fault for a loss of funds by a customer with a possible loss range of $0.0 million to $1.5 million. No accrued liability has been recorded related to this lawsuit. First Guaranty settled a case in the third quarter of 2021 for $1.1 million. A receivable for $0.9 million has been recorded for recovery through First Guaranty's insurance coverage.

Note 23. Condensed Parent Company Information

The following condensed financial information reflects the accounts and transactions of First Guaranty Bancshares, Inc. for the dates indicated:

First Guaranty Bancshares, Inc.
Condensed Balance Sheets

	December 31,
(in thousands)	2021	2020
Assets
Cash	$5,143	$1,796
Investment in bank subsidiary	255,291	228,869
Other assets	3,893	5,665
Total Assets	$264,327	$236,330

Liabilities and Shareholders' Equity
Senior long-term debt	25,170	42,366
Junior subordinated debentures	14,818	14,777
Other liabilities	450	596
Total Liabilities	40,438	57,739
Shareholders' Equity	223,889	178,591
Total Liabilities and Shareholders' Equity	$264,327	$236,330

First Guaranty Bancshares, Inc.
Condensed Statements of Income

	December 31,
(in thousands)	2021	2020	2019
Operating Income
Dividends received from bank subsidiary	$20,733	$17,100	$13,982
Net gains on sale of equity securities	—	—	196
Other income	414	332	424
Total operating income	21,147	17,432	14,602

Operating Expenses
Interest expense	1,624	2,197	1,795
Salaries & Benefits	198	132	208
Other expenses	1,298	1,225	953
Total operating expenses	3,120	3,554	2,956

Income before income tax benefit and increase in equity in undistributed earnings of subsidiary	18,027	13,878	11,646
Income tax benefit	568	720	494
Income before increase in equity in undistributed earnings of subsidiary	18,595	14,598	12,140
Increase in equity in undistributed earnings of subsidiary	8,702	5,720	2,101
Net Income	$27,297	$20,318	$14,241

First Guaranty Bancshares, Inc.
Condensed Statements of Cash Flows

	December 31,
(in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$27,297	$20,318	$14,241
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in equity in undistributed earnings of subsidiary	(8,702)	(5,720)	(2,101)
Depreciation and amortization	102	92	80
Gain on sale of securities	—	—	(196)
Net change in other liabilities	(145)	189	(444)
Net change in other assets	1,235	(1,301)	(601)
Net cash provided by operating activities	19,787	13,578	10,979

Cash flows from investing activities:
Proceeds from sales of equity securities	1,500	10	1,196
Funds invested in equity securities	(1,000)	—	—
Funds invested in bank subsidiary	(25,000)	—	—
Purchases of premises and equipment	—	—	(136)
Cash paid in acquisition	—	—	(43,383)
Net cash (used in) provided by investing activities	(24,500)	10	(42,323)

Cash flows from financing activities:
Proceeds from long-term debt, net of costs	—	—	32,465
Repayment of long-term debt	(17,221)	(6,191)	(3,754)
Net proceeds from issuance of preferred stock	33,058	—	—
Common stock issued in private placement	—	—	1,000
Dividends paid	(7,777)	(6,234)	(5,803)
Net cash provided by (used in) financing activities	8,060	(12,425)	23,908

Net increase (decrease) in cash and cash equivalents	3,347	1,163	(7,436)
Cash and cash equivalents at the beginning of the period	1,796	633	8,069
Cash and cash equivalents at the end of the period	$5,143	$1,796	$633

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures for the year ended December 31, 2021.

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

For further information, see "Management's annual report on internal control over financial reporting" below. There was no change in First Guaranty's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, First Guaranty's internal control over financial reporting.

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

Based on our evaluation under the framework in Internal Control – Integrated Framework, Management concluded that internal control over financial reporting was effective as of December 31, 2021.

First Guaranty's independent registered public accounting firm has also issued an attestation report, which expresses an unqualified opinion on the effectiveness of First Guaranty's internal control over financial reporting as of December 31, 2021.

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

In addition, the information required by Item 201(d) of Regulation S-K will be incorporated by reference from First Guaranty's Definitive Proxy Statement.

Item 13 - Certain Relationships and Related Transactions and Director Independence

Pursuant to General Instruction G (3), information on directors and executive officers of the Registrant will be incorporated by reference from First Guaranty's Definitive Proxy Statement.

Item 14 - Principal Accountant Fees and Services

Pursuant to General Instruction G (3), information on principal accountant fees and services will be incorporated by reference from First Guaranty's Definitive Proxy Statement.

Part IV
Item 15 - Exhibits and Financial Statement Schedules

(a) 1	Consolidated Financial Statements

	Item	Page
	First Guaranty Bancshares, Inc. and Subsidiary
	Report of Independent Registered Public Accounting Firm (PCAOB Firm ID No. 447)	77
	Consolidated Balance Sheets - December 31, 2021 and 2020	79
	Consolidated Statements of Income – Years Ended December 31, 2021, 2020 and 2019	80
	Consolidated Statements of Comprehensive Income – Years Ended December 31, 2021, 2020 and 2019	81
	Consolidated Statements of Changes in Shareholders' Equity – Years Ended December 31, 2021, 2020 and 2019	82
	Consolidated Statements of Cash Flows - Years Ended December 31, 2021, 2020 and 2019	83
	Notes to Consolidated Financial Statements	84

2	Consolidated Financial Statement Schedules
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

Exhibit Number	Exhibit
3.1	Restated Articles of Incorporation of First Guaranty Bancshares, Inc.(1)
3.2	Articles of Amendment to the Restated Articles of Incorporation of First Guaranty Bancshares, Inc.(2)
3.3	Bylaws of First Guaranty Bancshares, Inc.(3)
3.4	Amendment to Bylaws of First Guaranty Bancshares, Inc.(4)
4.1	Form of Common Stock Certificate of First Guaranty Bancshares, Inc.(5)
4.2	Subordinated Note, dated as of December 21, 2015, by and between First Guaranty Bancshares, Inc. and Edgar Ray Smith, III. (6)
4.3	Description of Common Stock (15)
4.4	Preferred Stock Specimen Certificate (16)
4.5	Description of Preferred Stock (17)
4.6
Deposit Agreement, dated as of April 27, 2021, by and between First Guaranty Bancshares, Inc. and Zions Bancorporation, National Association, and the holders from time to time of the depositary receipts described herein (18)

4.7	Form of Depositary Receipt representing Depositary Shares (18)
10.1	Subordinated Note Purchase Agreement, dated as of December 21, 2015, by and between First Guaranty Bancshares, Inc. and Edgar Ray Smith, III. (7)
10.2	Loan Agreement, dated as of December 22, 2015, by and between First Guaranty Bancshares, Inc. and First Tennessee Bank National Association. (8)
10.3	Pledge and Security Agreement, dated as of December 22, 2015, by and between First Guaranty Bancshares, Inc. and First Tennessee Bank National Association. (9)
10.4	Term Note, dated as of December 22, 2015, by and between First Guaranty Bancshares, Inc. and First Tennessee Bank National Association. (10)
10.5	Loan Agreement, dated November 7, 2019, by and between First Guaranty Bancshares, Inc. and First Horizon Bank (12)
10.6	Pledge and Security Agreement, dated as of November 7, 2019, by and between First Guaranty Bancshares, Inc. and First Horizon Bank (13)
10.7	Term Note, dated as of November 7, 2019, by and between First Guaranty Bancshares, Inc. and First Horizon Bank (14)
10.8	Amended and Restated Loan Agreement, dated as of December 22, 2021, by and between First Guaranty Bancshares, Inc. and First Horizon Bank (19)
10.9	Revolving Credit Note, dated as of December 22, 2021, by and between First Guaranty Bancshares, Inc. and First Horizon Bank (20)
10.10	Second Amendment to Pledge and Security Agreement, dated as of December 22, 2021, by and between First Guaranty Bancshares, Inc. and First Horizon Bank (21)
14.3	First Guaranty Bancshares, Inc. and Subsidiary Code of Conduct and Ethics for Employees, Officers and Directors.
14.4	First Guaranty Bancshares, Inc. Code of Ethics for Senior Financial Officers.
21	Subsidiaries of the First Guaranty Bancshares, Inc.(11)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13(a)-15(e) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13(a)-15(e) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.PRE	XBRL Taxonomy Extension Label Linkbase.
101.LAB	XBRL Taxonomy Extension Presentation Linkbaset
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
(16)Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on April 27, 2021.
(17)Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on April 27, 2021.
(18)Incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on April 27, 2021.
(19)Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on December 29, 2021.
(20)Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on December 29, 2021.
(21)Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on December 29, 2021.

Item 16 - Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, First Guaranty has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST GUARANTY BANCSHARES, INC.

Dated: March 16, 2022

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of First Guaranty and in the capacities and on the dates indicated.

/s/ Alton B. Lewis	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2022
Alton B. Lewis

/s/ Eric J. Dosch	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 16, 2022
Eric J. Dosch

/s/ Marshall T. Reynolds	Chairman of the Board	March 16, 2022
Marshall T. Reynolds

/s/ William K. Hood	Director	March 16, 2022
William K. Hood

/s/ Jack Rossi	Director	March 16, 2022
Jack Rossi

/s/ Edgar R. Smith, III	Director	March 16, 2022
Edgar R. Smith, III