Form 10-Q
period 2022-03-31
First Guaranty Bancshares, Inc.
filed 2022-05-10
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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
Yes ☐ No ☒

As of May 9, 2022 the registrant had 10,716,796 shares of $1 par value common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.     Consolidated Financial Statements
FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents:
Cash and due from banks	$132,209	$261,749
Federal funds sold	533	183
Cash and cash equivalents	132,742	261,932

Investment securities:
Available for sale, at fair value	133,233	210,620
Held to maturity, at cost (estimated fair value of $292,013 and $150,585 respectively)	319,562	153,536
Investment securities	452,795	364,156

Federal Home Loan Bank stock, at cost	1,360	1,359
Loans held for sale	—	—

Loans, net of unearned income	2,231,119	2,159,359
Less: allowance for loan and lease losses	24,144	24,029
Net loans	2,206,975	2,135,330

Premises and equipment, net	58,371	58,637
Goodwill	12,900	12,900
Intangible assets, net	5,520	5,922
Other real estate, net	1,854	2,072
Accrued interest receivable	12,579	12,047
Other assets	25,027	23,765
Total Assets	$2,910,123	$2,878,120

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$555,966	$532,578
Interest-bearing demand	1,299,366	1,275,544
Savings	205,578	201,699
Time	563,025	586,671
Total deposits	2,623,935	2,596,492

Short-term borrowings	10,000	—
Repurchase agreements	6,103	6,439
Accrued interest payable	3,584	4,480
Long-term advances from Federal Home Loan Bank	—	3,208
Senior long-term debt	24,359	25,170
Junior subordinated debentures	14,830	14,818
Other liabilities	5,560	3,624
Total Liabilities	2,688,371	2,654,231

Shareholders' Equity
Preferred stock, Series A - $1,000 par value - 100,000 shares authorized
Non-cumulative perpetual; 34,500 shares issued and outstanding	33,058	33,058
Common stock, $1 par value - 100,600,000 shares authorized and 10,716,796 shares issued	10,717	10,717
Surplus	130,093	130,093
Retained earnings	61,942	56,654
Accumulated other comprehensive (loss) income	(14,058)	(6,633)
Total Shareholders' Equity	221,752	223,889
Total Liabilities and Shareholders' Equity	$2,910,123	$2,878,120
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2022	2021
Interest Income:
Loans (including fees)	$28,038	$23,750
Deposits with other banks	102	66
Securities (including FHLB stock)	2,339	1,525
Total Interest Income	30,479	25,341

Interest Expense:
Demand deposits	2,276	1,595
Savings deposits	61	52
Time deposits	2,755	3,520
Borrowings	404	572
Total Interest Expense	5,496	5,739

Net Interest Income	24,983	19,602
Less: Provision for loan losses	632	608
Net Interest Income after Provision for Loan Losses	24,351	18,994

Noninterest Income:
Service charges, commissions and fees	777	721
ATM and debit card fees	823	843
Net (losses) gains on securities	(17)	95
Net (losses) gains on sale of loans	(1)	34
Other	380	633
Total Noninterest Income	1,962	2,326

Noninterest Expense:
Salaries and employee benefits	8,980	7,535
Occupancy and equipment expense	2,201	2,321
Other	5,570	5,132
Total Noninterest Expense	16,751	14,988

Income Before Income Taxes	9,562	6,332
Less: Provision for income taxes	1,977	1,309
Net Income	7,585	5,023
Less: Preferred stock dividends	582	—
Net Income Available to Common Shareholders	$7,003	$5,023

Per Common Share: [1]
Earnings	$0.65	$0.47
Cash dividends paid	$0.16	$0.15

Weighted Average Common Shares Outstanding	10,716,796	10,716,796
See Notes to Consolidated Financial Statements
[1]All share and per share amounts have been restated to reflect the ten percent stock dividend paid December 17, 2021 to shareholders of record as of December 15, 2021.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Net Income	$7,585	$5,023
Other comprehensive income:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(9,416)	(7,196)
Reclassification adjustments for losses (gains) included in net income	17	(95)
Change in unrealized (losses) gains on securities	(9,399)	(7,291)
Tax impact	1,974	1,531
Other comprehensive (loss) income	(7,425)	(5,760)
Comprehensive Income (Loss)	$160	$(737)
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

	Preferred Stock $1,000 Par	Common Stock $1 Par	Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
(in thousands, except per share data)
Balance December 31, 2020	$—	$10,717	$130,093	$37,134	$647	$178,591
Net income	—	—	—	5,023	—	5,023
Other comprehensive income (loss)	—	—	—	—	(5,760)	(5,760)
Cash dividends on common stock ($0.15 per share)[1]	—	—	—	(1,559)	—	(1,559)
Balance March 31, 2021 (unaudited)	$—	$10,717	$130,093	$40,598	$(5,113)	$176,295

Balance December 31, 2021	$33,058	$10,717	$130,093	$56,654	$(6,633)	$223,889
Net income	—	—	—	7,585	—	7,585
Other comprehensive income (loss)	—	—	—	—	(7,425)	(7,425)
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.16 per share)	—	—	—	(1,715)	—	(1,715)
Balance March 31, 2022 (unaudited)	$33,058	$10,717	$130,093	$61,942	$(14,058)	$221,752
See Notes to Consolidated Financial Statements
[1]All share and per share amounts have been restated to reflect the ten percent stock dividend paid December 17, 2021 to shareholders of record as of December 15, 2021.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash Flows From Operating Activities
Net income	$7,585	$5,023
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	632	608
Depreciation and amortization	630	1,173
Amortization/Accretion of investments	164	17
Loss (gain) on sale/call of securities	17	(95)
Loss (gain) on sale of assets	1	(42)
Repossessed asset write downs, gains and losses on dispositions	9	54
FHLB stock dividends	(1)	(6)
Change in other assets and liabilities, net	(711)	(1,286)
Net Cash Provided By Operating Activities	8,326	5,446

Cash Flows From Investing Activities
Proceeds from maturities, calls and sales of AFS securities	3,426	210,092
Funds invested in AFS securities	(101,807)	(199,375)
Proceeds from sale/redemption of Federal Home Loan Bank stock	—	2,160
Net increase in loans	(70,752)	(121,416)
Purchase of premises and equipment	(533)	(1,008)
Proceeds from sales of premises and equipment	—	8
Proceeds from sales of other real estate owned	686	212
Net Cash Used In Investing Activities	(168,980)	(109,327)

Cash Flows From Financing Activities
Net increase in deposits	27,443	148,352
Net increase (decrease) in federal funds purchased and short-term borrowings	9,664	(49,916)
Repayment of long-term borrowings	(3,346)	(1,551)
Dividends paid on preferred stock	(582)	—
Dividends paid on common stock	(1,715)	(1,559)
Net Cash Provided By Financing Activities	31,464	95,326

Net Decrease In Cash and Cash Equivalents	(129,190)	(8,555)
Cash and Cash Equivalents at the Beginning of the Period	261,932	299,605
Cash and Cash Equivalents at the End of the Period	$132,742	$291,050

Noncash Activities:
Acquisition of real estate in settlement of loans	$477	$—
Transfer of securities from AFS to HTM	$176,181	$160,014

Cash Paid During The Period:
Interest on deposits and borrowed funds	$6,392	$6,560
Federal income taxes	$—	$2,000
State income taxes	$—	$—
 See Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements and the footnotes of First Guaranty Bancshares, Inc. ("First Guaranty") thereto should be read in conjunction with the audited consolidated financial statements and note disclosures for First Guaranty previously filed with the Securities and Exchange Commission in First Guaranty's Annual Report on Form 10-K for the year ended December 31, 2021.

The consolidated financial statements include the accounts of First Guaranty Bancshares, Inc. and its wholly owned subsidiary First Guaranty Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations at March 31, 2022 and for the three month periods ended March 31, 2022 and 2021 are not necessarily indicative of the results expected for the full year or any other interim period. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan and lease losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and the valuation of investment securities.

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

Note 3. Securities

A summary comparison of securities by type at March 31, 2022 and December 31, 2021 is shown below.

	March 31, 2022				December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasuries	$101,580	$—	$(1,586)	$99,994	$—	$—	$—	$—
U.S. Government Agencies	—	—	—	—	116,733	—	(623)	116,110
Corporate debt securities	16,750	286	(71)	16,965	79,344	732	(1,851)	78,225
Municipal bonds	15,221	641	(95)	15,767	15,543	156	—	15,699
Mortgage-backed securities	523	—	(16)	507	576	10	—	586
Total available for sale securities	$134,074	$927	$(1,768)	$133,233	$212,196	$898	$(2,474)	$210,620

Held to maturity:
U.S. Government Agencies	$264,718	$—	$(25,474)	$239,244	$153,536	$—	$(2,951)	$150,585
Corporate debt securities	54,844	1	(2,076)	52,769	—	—	—	—
Total held to maturity securities	$319,562	$1	$(27,550)	$292,013	$153,536	$—	$(2,951)	$150,585

First Guaranty designated available for sale U.S. Government Agency securities and corporate debt securities for held to maturity status in the first quarter of 2022. The U.S. Government Agency securities had and an amortized cost of $116.7 million and a corresponding fair value of $111.0 million. The corporate securities had an amortized cost of $59.4 million and a corresponding fair value of $54.8 million. The net unrealized loss net of taxes at the date of transfer was $8.2 million.

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

The scheduled maturities of securities at March 31, 2022, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to calls or prepayments. Mortgage-backed securities are not due at a single maturity because of amortization and potential prepayment of the underlying mortgages. For this reason they are presented separately in the maturity table below:

	At March 31, 2022
(in thousands)	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$51,257	$50,855
Due after one year through five years	54,287	53,154
Due after five years through 10 years	20,010	20,414
Over 10 years	7,997	8,303
Subtotal	133,551	132,726
Mortgage-backed securities	523	507
Total available for sale securities	$134,074	$133,233

Held to maturity:
Due in one year or less	$—	$—
Due after one year through five years	351	307
Due after five years through 10 years	73,956	70,056
Over 10 years	245,255	221,650
Total held to maturity securities	$319,562	$292,013

At March 31, 2022, $274.2 million of First Guaranty's securities were pledged to secure public funds deposits and borrowings. The pledged securities had a market value of $252.6 million as of March 31, 2022.

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at March 31, 2022.

				At March 31, 2022
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	6	$99,994	$(1,586)	—	$—	$—	6	$99,994	$(1,586)
Corporate debt securities	4	3,429	(71)	—	—	—	4	3,429	(71)
Municipal bonds	33	2,784	(95)	—	—	—	33	2,784	(95)
Mortgage-backed securities	1	498	(16)	6	8	—	7	506	(16)
Total available for sale securities	44	$106,705	$(1,768)	6	$8	$—	50	$106,713	$(1,768)

Held to maturity:
U.S. Government Agencies	29	$239,244	$(25,474)	—	$—	$—	29	$239,244	$(25,474)
Corporate debt securities	58	52,522	(2,076)	—	—	—	58	52,522	(2,076)
Total held to maturity securities	87	$291,766	$(27,550)	—	$—	$—	87	$291,766	$(27,550)

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at December 31, 2021.

				At December 31, 2021
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	—	$—	$—	—	$—	$—	—	$—	$—
U.S. Government Agencies	13	116,110	(623)	—	—	—	13	116,110	(623)
Corporate debt securities	61	61,551	(1,677)	2	445	(174)	63	61,996	(1,851)
Municipal bonds	1	66	—	—	—	—	1	66	—
Mortgage-backed securities	—	—	—	6	9	—	6	9	—
Total available for sale securities	75	$177,727	$(2,300)	8	$454	$(174)	83	$178,181	$(2,474)

Held to maturity:
U.S. Government Agencies	16	$150,585	$(2,951)	—	$—	$—	16	$150,585	$(2,951)
Total held to maturity securities	16	$150,585	$(2,951)	—	$—	$—	16	$150,585	$(2,951)

As of March 31, 2022, 137 of First Guaranty's debt securities had unrealized losses totaling 6.9% of the individual securities' amortized cost basis and 6.5% of First Guaranty's total amortized cost basis of the investment securities portfolio. Six of the 137 securities had been in a continuous loss position for over 12 months at such date. The six securities had an aggregate amortized cost basis of $8,000 and an unrealized loss of $200 at March 31, 2022. Management has the intent and ability to hold these debt securities until maturity or until anticipated recovery.

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

Corporate debt securities in a loss position consist primarily of corporate bonds issued by businesses in the financial, insurance, utility, manufacturing, industrial, consumer products and oil and gas industries. There were no securities with an other-than-temporary impairment loss at March 31, 2022. First Guaranty believes that the remaining issuers will be able to fulfill the obligations of these securities based on evaluations described above. First Guaranty has the ability and intent to hold these securities until they recover, which could be at their maturity dates.

There were no other-than-temporary impairment losses recognized on securities during the three months ended March 31, 2022 and 2021.

The following table presents a roll-forward of the amount of credit losses on debt securities held by First Guaranty for which a portion of OTTI was recognized in other comprehensive income for the three months ended March 31, 2022 and 2021:

(in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Beginning balance of credit losses at end of prior year	$—	$100
Other-than-temporary impairment credit losses on securities not previously OTTI	—	—
Increases for additional credit losses on securities previously determined to be OTTI	—	—
Reduction for increases in cash flows	—	—
Reduction due to credit impaired securities sold or fully settled	—	(100)
Ending balance of cumulative credit losses recognized in earnings at end of period	$—	$—

In the first three months of 2022 there were no other-than-temporary impairment credit losses on securities for which we had previously recognized OTTI. For securities that have indications of credit related impairment, management analyzes future expected cash flows to determine if any credit related impairment is evident. Estimated cash flows are determined using management's best estimate of future cash flows based on specific assumptions. The assumptions used to determine the cash flows were based on estimates of loss severity and credit default probabilities. Management reviews reports from credit rating agencies and public filings of issuers.

At March 31, 2022, First Guaranty's exposure to bond issuers that exceeded 10% of shareholders' equity is below:

	At March 31, 2022
(in thousands)	Amortized Cost	Fair Value
U.S. Government Treasuries (U.S.)	$101,580	$99,994
Federal Home Loan Bank (FHLB)	32,021	30,149
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	95,244	82,147
Federal Farm Credit Bank (FFCB)	137,973	127,452
Total	$366,818	$339,742

Note 4. Loans

The following table summarizes the components of First Guaranty's loan portfolio as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$200,504	9.0%	$174,334	8.1%
Farmland	31,840	1.4%	31,810	1.5%
1- 4 Family	293,773	13.1%	288,347	13.3%
Multifamily	69,264	3.1%	65,848	3.0%
Non-farm non-residential	894,105	40.0%	886,407	40.9%
Total Real Estate	1,489,486	66.6%	1,446,746	66.8%
Non-Real Estate:
Agricultural	28,850	1.3%	26,747	1.2%
Commercial and industrial (1)	412,672	18.4%	398,391	18.4%
Commercial leases	257,323	11.5%	246,022	11.4%
Consumer and other	48,702	2.2%	48,142	2.2%
Total Non-Real Estate	747,547	33.4%	719,302	33.2%
Total Loans Before Unearned Income	2,237,033	100.0%	2,166,048	100.0%
Unearned income	(5,914)		(6,689)
Total Loans Net of Unearned Income	$2,231,119		$2,159,359

(1) Includes PPP loans fully guaranteed by the SBA of $20.2 million and $35.4 million at March 31, 2022 and December 31, 2021, respectively.

The following table summarizes fixed and floating rate loans by contractual maturity, excluding nonaccrual loans, as of March 31, 2022 and December 31, 2021 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	March 31, 2022			December 31, 2021
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$240,982	$158,143	$399,125	$239,423	$117,697	$357,120
More than one to five years	913,130	368,434	1,281,564	926,640	385,509	1,312,149
More than five to 15 years	144,797	112,988	257,785	114,976	106,579	221,555
Over 15 years	195,068	88,360	283,428	179,522	78,987	258,509
Subtotal	$1,493,977	$727,925	2,221,902	$1,460,561	$688,772	2,149,333
Nonaccrual loans			15,131			16,715
Total Loans Before Unearned Income			2,237,033			2,166,048
Unearned income			(5,914)			(6,689)
Total Loans Net of Unearned Income			$2,231,119			$2,159,359

As of March 31, 2022, $242.3 million of floating rate loans were at their interest rate floor. At December 31, 2021, $349.1 million of floating rate loans were at their interest rate floor. Nonaccrual loans have been excluded from these totals.

The following tables present the age analysis of past due loans at March 31, 2022 and December 31, 2021:

	As of March 31, 2022
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$1,071	$278	$1,349	$199,155	$200,504	$21
Farmland	—	291	291	31,549	31,840	—
1- 4 family	4,872	3,436	8,308	285,465	293,773	170
Multifamily	557	162	719	68,545	69,264	162
Non-farm non-residential	1,878	8,650	10,528	883,577	894,105	478
Total Real Estate	8,378	12,817	21,195	1,468,291	1,489,486	831
Non-Real Estate:
Agricultural	285	1,690	1,975	26,875	28,850	—
Commercial and industrial	689	794	1,483	411,189	412,672	123
Commercial leases	153	—	153	257,170	257,323	—
Consumer and other	2,317	784	3,101	45,601	48,702	—
Total Non-Real Estate	3,444	3,268	6,712	740,835	747,547	123
Total Loans Before Unearned Income	$11,822	$16,085	$27,907	$2,209,126	$2,237,033	$954
Unearned income					(5,914)
Total Loans Net of Unearned Income					$2,231,119

	As of December 31, 2021
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$956	$776	$1,732	$172,602	$174,334	$246
Farmland	17	787	804	31,006	31,810	—
1- 4 family	3,932	3,375	7,307	281,040	288,347	514
Multifamily	1,669	162	1,831	64,017	65,848	162
Non-farm non-residential	1,352	9,014	10,366	876,041	886,407	281
Total Real Estate	7,926	14,114	22,040	1,424,706	1,446,746	1,203
Non-Real Estate:
Agricultural	97	2,302	2,399	24,348	26,747	—
Commercial and industrial	1,233	722	1,955	396,436	398,391	23
Commercial leases	—	—	—	246,022	246,022	—
Consumer and other	920	822	1,742	46,400	48,142	19
Total Non-Real Estate	2,250	3,846	6,096	713,206	719,302	42
Total Loans Before Unearned Income	$10,176	$17,960	$28,136	$2,137,912	$2,166,048	$1,245
Unearned income					(6,689)
Total Loans Net of Unearned Income					$2,159,359

The tables above include $15.1 million and $16.7 million of nonaccrual loans at March 31, 2022 and December 31, 2021, respectively. See the tables below for more detail on nonaccrual loans.

The following is a summary of nonaccrual loans by class at the dates indicated:

(in thousands)	As of March 31, 2022	As of December 31, 2021
Real Estate:
Construction & land development	$257	$530
Farmland	291	787
1- 4 family	3,266	2,861
Multifamily	—	—
Non-farm non-residential	8,172	8,733
Total Real Estate	11,986	12,911
Non-Real Estate:
Agricultural	1,690	2,302
Commercial and industrial	671	699
Commercial leases	—	—
Consumer and other	784	803
Total Non-Real Estate	3,145	3,804
Total Nonaccrual Loans	$15,131	$16,715

The following table identifies the credit exposure of the loan portfolio, including loans acquired with deteriorated credit quality, by specific credit ratings as of the dates indicated:

	As of March 31, 2022					As of December 31, 2021
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Construction & land development	$184,904	$14,845	$755	$—	$200,504	$151,220	$21,997	$1,117	$—	$174,334
Farmland	27,708	40	4,092	—	31,840	27,678	40	4,092	—	31,810
1- 4 family	277,674	6,907	9,192	—	293,773	270,866	7,644	9,837	—	288,347
Multifamily	61,893	458	6,913	—	69,264	56,686	2,212	6,950	—	65,848
Non-farm non-residential	809,414	67,369	17,322	—	894,105	795,495	72,103	18,809	—	886,407
Total Real Estate	1,361,593	89,619	38,274	—	1,489,486	1,301,945	103,996	40,805	—	1,446,746
Non-Real Estate:
Agricultural	26,284	177	2,389	—	28,850	23,952	128	2,667	—	26,747
Commercial and industrial	401,333	3,483	7,856	—	412,672	355,407	34,220	8,764	—	398,391
Commercial leases	257,170	—	153	—	257,323	245,869	—	153	—	246,022
Consumer and other	46,186	1,561	955	—	48,702	46,804	374	964	—	48,142
Total Non-Real Estate	730,973	5,221	11,353	—	747,547	672,032	34,722	12,548	—	719,302
Total Loans Before Unearned Income	$2,092,566	$94,840	$49,627	$—	2,237,033	$1,973,977	$138,718	$53,353	$—	2,166,048
Unearned income					(5,914)					(6,689)
Total Loans Net of Unearned Income					$2,231,119					$2,159,359

Purchased Impaired Loans

As part of the acquisition of Union Bancshares, Incorporated on November 7, 2019 and Premier Bancshares, Inc. on June 16, 2017, First Guaranty purchased credit impaired loans for which there was, at acquisition, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows at March 31, 2022 and December 31, 2021.

(in thousands)	As of March 31, 2022	As of December 31, 2021
Real Estate:
Construction & land development	$144	$146
Farmland	—	—
1- 4 family	1,704	1,848
Multifamily	—	—
Non-farm non-residential	2,221	2,192
Total Real Estate	4,069	4,186
Non-Real Estate:
Agricultural	—	159
Commercial and industrial	783	798
Commercial leases	—	—
Consumer and other	—	—
Total Non-Real Estate	783	957
Total	$4,852	$5,143

For those purchased loans disclosed above, there was an allowance for loan and lease losses of $0.7 million at March 31, 2022 and December 31, 2021.

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

The accretable yield, or income expected to be collected, on the purchased loans above is as follows for the three months ended March 31, 2022 and 2021.

(in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Balance, beginning of period	$2,378	$2,892
Acquisition accretable yield	—	—
Accretion	(94)	(142)
Net transfers from nonaccretable difference to accretable yield	—	—
Balance, end of period	$2,284	$2,750

Note 5. Allowance for Loan and Lease Losses

A summary of changes in the allowance for loan and lease losses, by portfolio type, for the three months ended March 31, 2022 and 2021 are as follows:

	For the Three Months Ended March 31,
	2022					2021
(in thousands)	Beginning Allowance (12/31/2021)	Charge-offs	Recoveries	Provision	Ending Allowance (3/31/2022)	Beginning Allowance (12/31/2020)	Charge-offs	Recoveries	Provision	Ending Allowance (3/31/2021)
Real Estate:
Construction & land development	$769	$(65)	$16	$21	$741	$1,029	$—	$—	$(208)	$821
Farmland	478	—	—	(15)	463	462	—	1	(26)	437
1- 4 family	1,921	(36)	8	(27)	1,866	2,510	(17)	10	(256)	2,247
Multifamily	940	—	1	20	961	978	—	—	242	1,220
Non-farm non-residential	12,730	(73)	132	434	13,223	15,064	—	—	(897)	14,167
Total Real Estate	16,838	(174)	157	433	17,254	20,043	(17)	11	(1,145)	18,892
Non-Real Estate:
Agricultural	183	(119)	—	82	146	181	—	—	(15)	166
Commercial and industrial	2,363	(132)	48	61	2,340	2,802	(60)	11	(349)	2,404
Commercial leases	2,486	—	—	(39)	2,447	583	—	—	1,631	2,214
Consumer and other	1,371	(411)	114	332	1,406	907	(362)	83	338	966
Unallocated	788	—	—	(237)	551	2	—	—	148	150
Total Non-Real Estate	7,191	(662)	162	199	6,890	4,475	(422)	94	1,753	5,900
Total	$24,029	$(836)	$319	$632	$24,144	$24,518	$(439)	$105	$608	$24,792

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio and by recoveries. The result is an allocation of the loan loss reserve from one category to another.

A summary of the allowance along with loans and leases, including loans acquired with deteriorated credit quality, individually and collectively evaluated for impairment are as follows:

	As of March 31, 2022
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Individually Evaluated for Purchased Credit-Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Individually Evaluated for Purchased Credit-Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$—	$—	$741	$741	$—	$144	$200,360	$200,504
Farmland	—	—	463	463	—	—	31,840	31,840
1- 4 family	—	—	1,866	1,866	—	1,704	292,069	293,773
Multifamily	—	—	961	961	—	—	69,264	69,264
Non-farm non-residential	1,790	512	10,921	13,223	9,797	2,221	882,087	894,105
Total Real Estate	1,790	512	14,952	17,254	9,797	4,069	1,475,620	1,489,486
Non-Real Estate:
Agricultural	—	—	146	146	939	—	27,911	28,850
Commercial and industrial	67	212	2,061	2,340	796	783	411,093	412,672
Commercial leases	—	—	2,447	2,447	—	—	257,323	257,323
Consumer and other	—	—	1,406	1,406	—	—	48,702	48,702
Unallocated	—	—	551	551	—	—	—	—
Total Non-Real Estate	67	212	6,611	6,890	1,735	783	745,029	747,547
Total	$1,857	$724	$21,563	$24,144	$11,532	$4,852	$2,220,649	2,237,033
Unearned Income								(5,914)
Total Loans Net of Unearned Income								$2,231,119

	As of December 31, 2021
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Individually Evaluated for Purchased Credit-Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Individually Evaluated for Purchased Credit-Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$—	$—	$769	$769	$—	$146	$174,188	$174,334
Farmland	19	—	459	478	496	—	31,314	31,810
1- 4 family	258	—	1,663	1,921	961	1,848	285,538	288,347
Multifamily	—	—	940	940	—	—	65,848	65,848
Non-farm non-residential	1,822	509	10,399	12,730	10,899	2,192	873,316	886,407
Total Real Estate	2,099	509	14,230	16,838	12,356	4,186	1,430,204	1,446,746
Non-Real Estate:
Agricultural	—	—	183	183	1,383	159	25,205	26,747
Commercial and industrial	72	216	2,075	2,363	1,286	798	396,307	398,391
Commercial leases	—	—	2,486	2,486	—	—	246,022	246,022
Consumer and other	—	—	1,371	1,371	—	—	48,142	48,142
Unallocated	—	—	788	788	—	—	—	—
Total Non-Real Estate	72	216	6,903	7,191	2,669	957	715,676	719,302
Total	$2,171	$725	$21,133	$24,029	$15,025	$5,143	$2,145,880	2,166,048
Unearned Income								(6,689)
Total loans net of unearned income								$2,159,359

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

The following is a summary of impaired loans, excluding loans acquired with deteriorated credit quality, by class as of the date indicated:

	As of March 31, 2022
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
1- 4 family	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Non-farm non-residential	6,333	7,035	—	6,370	79	28
Total Real Estate	6,333	7,035	—	6,370	79	28
Non-Real Estate:
Agricultural	939	1,093	—	939	—	—
Commercial and industrial	—	—	—	—	—	—
Commercial leases	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total Non-Real Estate	939	1,093	—	939	—	—
Total Impaired Loans with no related allowance	7,272	8,128	—	7,309	79	28

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
1- 4 family	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Non-farm non-residential	3,464	3,745	1,790	3,474	1	1
Total Real Estate	3,464	3,745	1,790	3,474	1	1
Non-Real Estate:
Agricultural	—	—	—	—	—	—
Commercial and industrial	796	795	67	799	8	9
Commercial leases	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total Non-Real Estate	796	795	67	799	8	9
Total Impaired Loans with an allowance recorded	4,260	4,540	1,857	4,273	9	10

Total Impaired Loans	$11,532	$12,668	$1,857	$11,582	$88	$38

	As of December 31, 2021
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Cash Basis
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—
1- 4 family	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Non-farm non-residential	5,164	5,818	—	5,935	137	101
Total Real Estate	5,164	5,818	—	5,935	137	101
Non-Real Estate:
Agricultural	1,383	1,668	—	1,412	—	—
Commercial and industrial	470	470	—	479	30	33
Commercial leases	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total Non-Real Estate	1,853	2,138	—	1,891	30	33
Total Impaired Loans with no related allowance	7,017	7,956	—	7,826	167	134

Impaired Loans with an allowance recorded:
Real Estate:
Construction & land development	—	—	—	—	—	—
Farmland	496	626	19	515	—	—
1- 4 family	961	961	258	968	56	62
Multifamily	—	—	—	—	—	—
Non-farm non-residential	5,735	5,996	1,822	5,842	90	95
Total Real Estate	7,192	7,583	2,099	7,325	146	157
Non-Real Estate:
Agricultural	—	—	—	—	—	—
Commercial and industrial	816	816	72	875	28	52
Commercial leases	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total Non-Real Estate	816	816	72	875	28	52
Total Impaired Loans with an allowance recorded	8,008	8,399	2,171	8,200	174	209

Total Impaired Loans	$15,025	$16,355	$2,171	$16,026	$341	$343

Troubled Debt Restructurings

A troubled debt restructuring ("TDR") is considered such if the lender for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. The modifications to First Guaranty's TDRs are generally concessions on either the interest rate charged or the amortization. The effect of the modifications to First Guaranty would be a reduction in interest income. First Guaranty has not restructured any loans that are considered TDRs in the three months ended March 31, 2022. At March 31, 2022 First Guaranty had no outstanding TDRs.

Under section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was signed into law on March 27, 2020 and as amended by subsequent legislation, financial institutions had the option to temporarily suspend certain requirements under U.S. generally accepted accounting principles related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. This provision allowed a financial institution the option to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) January 1, 2022 or (ii) 60 days after the end of the COVID-19 national emergency. The relief could only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. First Guaranty elected to adopt these provisions of the CARES Act.

The following table identifies the TDRs as of March 31, 2022 and December 31, 2021:

	March 31, 2022				December 31, 2021
	Accruing Loans				Accruing Loans
(in thousands)	Current	30-89 Days Past Due	Nonaccrual	Total TDRs	Current	30-89 Days Past Due	Nonaccrual	Total TDRs
Real Estate:
Construction & land development	$—	$—	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—	—	—
1- 4 family	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Non-farm non-residential	—	—	—	—	—	—	3,382	3,382
Total Real Estate	—	—	—	—	—	—	3,382	3,382
Non-Real Estate:
Agricultural	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Commercial leases	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
Total Non-Real Estate	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$3,382	$3,382

The following table discloses TDR activity for the three months ended March 31, 2022.

Troubled Debt Restructured Loans Activity
Three Months Ended March 31, 2022
(in thousands)	Beginning balance December 31, 2021	New TDRs	Charge-offs post-modification	Transferred to ORE	Paydowns	Construction to permanent financing	Restructured to market terms	Other adjustments	Ending balance March 31, 2022
Real Estate:
Construction & land development	$—	$—	$—	$—	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—	—	—	—	—
1- 4 family	—	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—	—
Non-farm non-residential	3,382	—	—	—	(36)	—	—	(3,346)	—
Total Real Estate	3,382	—	—	—	(36)	—	—	(3,346)	—
Non-Real Estate:
Agricultural	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—	—
Commercial leases	—	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—	—
Total Non-Real Estate	—	—	—	—	—	—	—	—	—
Total	$3,382	$—	$—	$—	$(36)	$—	$—	(3,346)	$—

Note 6. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to impairment testing. Other intangible assets continue to be amortized over their useful lives. First Guaranty's goodwill is the difference in purchase price over the fair value of net assets acquired from its acquisition of Homestead Bancorp in 2007, Premier Bancshares, Inc. in 2017 and Union Bancshares, Incorporated in 2019. Goodwill totaled $12.9 million at March 31, 2022 and December 31, 2021. No impairment charges have been recognized on First Guaranty's intangible assets since acquisition. Loan servicing assets decreased $0.2 million to $0.6 million at March 31, 2022 compared to $0.9 million at December 31, 2021. Other intangible assets recorded include core deposit intangibles, which are subject to amortization. The weighted-average amortization period remaining for First Guaranty's core deposit intangibles is 7 years at March 31, 2022. The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions.

Note 7. Other Real Estate (ORE)

Other real estate owned consists of the following at the dates indicated:

(in thousands)	March 31, 2022	December 31, 2021
Real Estate Owned Acquired by Foreclosure:
Residential	$362	$817
Construction & land development	—	—
Non-farm non-residential	2,165	1,776
Total Other Real Estate Owned and Foreclosed Property	2,527	2,593
Allowance	(673)	(521)
Net Other Real Estate Owned and Foreclosed Property	$1,854	$2,072

Other real estate owned had a net carrying amount of $1.9 million which is made up of the outstanding balance of $2.5 million net of a valuation allowance of $0.7 million at March 31, 2022.

Loans secured by one-to-four family residential properties in the process of foreclosure totaled $1.6 million as of March 31, 2022.

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

Below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at March 31, 2022 and December 31, 2021:

Contract Amount

(in thousands)	March 31, 2022	December 31, 2021
Commitments to Extend Credit	$179,323	$198,444
Unfunded Commitments under lines of credit	$239,320	$250,231
Commercial and Standby letters of credit	$13,894	$13,787

Litigation

First Guaranty is subject to various legal proceedings in the normal course of its business. First Guaranty assesses its liabilities and contingencies in connection with outstanding legal proceedings. Where it is probable that First Guaranty will incur a loss and the amount of the loss can be reasonably estimated, First Guaranty records a liability in its consolidated financial statements. First Guaranty does not record a loss if the loss is not probable or the amount of the loss is not estimable. First Guaranty is a defendant in a lawsuit alleging overpayment of interest on a loan with a possible loss range of $0.0 million to $0.5 million. Judgment has been rendered against First Guaranty for the full amount, but First Guaranty is exercising its appeal rights. First Guaranty had an accrued liability of $0.1 million at March 31, 2022 related to this lawsuit. First Guaranty is also a defendant in a lawsuit alleging fault for a loss of funds by a customer with a possible loss range of $0.0 million to $1.5 million. No accrued liability has been recorded related to this lawsuit. First Guaranty settled a case in the third quarter of 2021 for $1.1 million. A receivable for $0.9 million has been recorded for recovery through First Guaranty's insurance coverage.

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified within Level 3 in First Guaranty's portfolio as of March 31, 2022 includes corporate debt and municipal securities.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	March 31, 2022	December 31, 2021
Available for Sale Securities Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$99,994	$—
Level 2: Significant Other Observable Inputs	21,418	198,315
Level 3: Significant Unobservable Inputs	11,821	12,305
Securities available for sale measured at fair value	$133,233	$210,620

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

The change in Level 1 securities available for sale from December 31, 2021 to March 31, 2022 was due to a net increase in Treasury bills of $100.0 million. The change in Level 2 securities available for sale from December 31, 2021 to March 31, 2022 was due to the transfer of $111.0 million in U.S. Government agency securities and $54.8 million in corporate debt securities from the available for sale to the held to maturity portfolio. There were no transfers between Level 2 and Level 3 from December 31, 2021 to March 31, 2022. There were no transfers between Level 1 and 2 securities available for sale from December 31, 2021 to March 31, 2022.

The following table reconciles assets measured at fair value on a recurring basis using unobservable inputs (Level 3):

Level 3 Changes
(in thousands)	March 31, 2022
Balance, beginning of year	$12,305
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	(162)
Purchases, sales, issuances and settlements, net	(322)
Transfers in and/or out of Level 3	—
Balance as of end of period	$11,821

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held as of March 31, 2022.

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of March 31, 2022 and December 31, 2021, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At March 31, 2022	At December 31, 2021
Impaired Loans - Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	—	—
Level 3: Significant Unobservable Inputs	8,315	12,836
Impaired loans measured at fair value	$8,315	$12,836

Other Real Estate Owned - Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	362	817
Level 3: Significant Unobservable Inputs	1,492	1,255
Other real estate owned measured at fair value	$1,854	$2,072

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

Other Unrecognized Financial Instruments.

The fair value of commitments to extend credit is estimated using the fees charged to enter into similar legally binding agreements, taking into account the remaining terms of the agreements and customers' credit ratings. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit are based on fees charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2022 and December 31, 2021 the fair value of guarantees under commercial and standby letters of credit was not material.

The carrying amounts and estimated fair values of financial instruments at March 31, 2022 were as follows:

	Fair Value Measurements at March 31, 2022 Using
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets
Cash and due from banks	$132,209	$132,209	$—	$—	$132,209
Federal funds sold	533	533	—	—	533
Securities, available for sale	133,233	99,994	21,418	11,821	133,233
Securities, held for maturity	319,562	—	292,013	—	292,013
Loans held for sale	—	—	—	—	—
Loans, net	2,206,975	—	—	2,212,736	2,212,736
Cash surrender value of BOLI	5,603	—	—	5,603	5,603
Accrued interest receivable	12,579	—	—	12,579	12,579

Liabilities
Deposits	$2,623,935	$—	$—	$2,632,019	2,632,019
Short-term borrowings	10,000	—	—	10,000	10,000
Repurchase agreements	6,103	—	—	6,121	6,121
Accrued interest payable	3,584	—	—	3,584	3,584
Long-term advances from Federal Home Loan Bank	—	—	—	—	—
Senior long-term debt	24,359	—	—	24,375	24,375
Junior subordinated debentures	14,830	—	—	14,743	14,743

The carrying amounts and estimated fair values of financial instruments at December 31, 2021 were as follows:

		Fair Value Measurements at December 31, 2021 Using
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets
Cash and due from banks	$261,749	$261,749	$—	$—	$261,749
Federal funds sold	183	183	—	—	183
Securities, available for sale	210,620	—	198,315	12,305	210,620
Securities, held for maturity	153,536	—	150,585	—	150,585
Loans, net	2,135,330	—	—	2,152,590	2,152,590
Cash surrender value of BOLI	5,568	—	—	5,568	5,568
Accrued interest receivable	12,047	—	—	12,047	12,047

Liabilities
Deposits	$2,596,492	$—	$—	$2,606,635	2,606,635
Short-term borrowings	—	—	—	—	—
Repurchase agreements	6,439	—	—	6,462	6,462
Accrued interest payable	4,480	—	—	4,480	4,480
Long-term advances from Federal Home Loan Bank	3,208	—	—	3,208	3,208
Senior long-term debt	25,170	—	—	25,187	25,187
Junior subordinated debentures	14,818	—	—	15,000	15,000

There is no material difference between the contract amount and the estimated fair value of off-balance sheet items that are primarily comprised of short-term unfunded loan commitments that are generally at market prices.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of First Guaranty's financial condition and results of operations is intended to highlight the significant factors affecting First Guaranty's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data at March 31, 2022 and for the three months ended March 31, 2022 and 2021 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly First Guaranty's financial position and results of operations for such periods.

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

First Quarter March 31, 2022 Financial Overview

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

Financial highlights for the first quarter 2022 are as follows:

•Total assets increased $32.0 million, or 1.1%, to $2.9 billion at March 31, 2022 when compared with December 31, 2021. Total loans at March 31, 2022 were $2.2 billion, an increase of $71.8 million, or 3.3%, compared with December 31, 2021. Total deposits were $2.6 billion at March 31, 2022, an increase of $27.4 million, or 1.1%, compared with December 31, 2021. Retained earnings were $61.9 million at March 31, 2022, an increase of $5.3 million compared to $56.7 million at December 31, 2021. Shareholders' equity was $221.8 million and $223.9 million at March 31, 2022 and December 31, 2021, respectively.

•Net income for the first quarter of 2022 and 2021 was $7.6 million and $5.0 million, respectively, an increase of $2.6 million or 51%.

•Earnings per common share were $0.65 and $0.47 for the first quarter of 2022 and 2021, respectively. Total weighted average shares outstanding were 10,716,796 for the three months ended March 31, 2022 and 2021.

•First Guaranty participated in the SBA Paycheck Protection Program ("PPP") under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The CARES Act authorized the SBA to guarantee loans under a new 7(a) loan program known as the PPP. As a qualified SBA lender, we were automatically authorized to originate PPP loans. The SBA guaranteed 100% of the PPP loans made to eligible borrowers and will forgive such loans. The program has been conducted in two phases which First Guaranty classifies as Round 1 loans (originated in 2020) and Round 2 loans (originated in 2021). As of March 31, 2022, First Guaranty had remaining Round 1 PPP loans of $4.7 million with deferred fees of $0.1 million and Round 2 PPP loans of $15.6 million with deferred fees of $0.7 million remaining. $0.6 million in PPP fees were recognized during the three months ended March 31, 2022.

•The allowance for loan and lease losses was 1.08% of total loans at March 31, 2022 compared to 1.11% at December 31, 2021. First Guaranty had acquisition related loan discounts that totaled approximately $1.3 million at March 31, 2022. First Guaranty had $20.2 million at March 31, 2022 of SBA guaranteed PPP loans that have no related allowance due to the government guarantee in accordance with regulatory guidance.

•Net interest income for the first quarter of 2022 was $25.0 million compared to $19.6 million for the same period in 2021.

•The provision for loan losses was $0.6 million for the first quarter of 2022 and 2021.

•First Guaranty had $1.9 million of other real estate owned as of March 31, 2022 compared to $2.1 million at December 31, 2021.

•Noninterest income for the first quarter of 2022 was $2.0 million compared to $2.3 million for the same period in 2021. Excluding the impact of securities gains, noninterest income for the first quarter of 2022 was $2.0 million compared to $2.2 million for the first quarter of 2021.

•The net interest margin for the three months ended March 31, 2022 was 3.59% which was an increase of 34 basis points from the net interest margin of 3.25% for the same period in 2021. First Guaranty attributed the increase in the net interest margin in the first quarter of 2022 compared to the same period in 2021 to an improved mix of loans compared to securities and cash along with continued reduction in First Guaranty's cost of funds. Loans as a percentage of average interest earning assets decreased to 76.4% at March 31, 2022 compared to 78.2% at March 31, 2021.

•Investment securities totaled $452.8 million at March 31, 2022, an increase of $88.6 million when compared to $364.2 million at December 31, 2021. Losses on the sale of securities for the first quarter of 2022 were $17,000 compared to gains of $0.1 million for the same period in 2021. At March 31, 2022, available for sale securities, at fair value, totaled $133.2 million, a decrease of $77.4 million when compared to $210.6 million at December 31, 2021. At March 31, 2022, held to maturity securities, at amortized cost, totaled $319.6 million, an increase of $166.0 million when compared to $153.5 million at December 31, 2021. During the first quarter of 2022, First Guaranty designated $165.8 million of AFS securities for HTM status.

•Total loans net of unearned income were $2.2 billion, a net increase of $71.8 million from December 31, 2021. Total loans net of unearned income are reduced by the allowance for loan and lease losses which totaled $24.1 million at March 31, 2022 and $24.0 million at December 31, 2021, respectively.

•Total impaired loans decreased $3.5 million to $11.5 million at March 31, 2022 compared to $15.0 million at December 31, 2021.

•Nonaccrual loans decreased $1.6 million to $15.1 million at March 31, 2022 compared to $16.7 million at December 31, 2021.

•First Guaranty is a smaller reporting company and has delayed the adoption of ASU 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments." First Guaranty uses the incurred loss model for the calculation of its allowance.

•Return on average assets for the three months ended March 31, 2022 and 2021 was 1.05% and 0.80%, respectively. Return on average common equity for the three months ended March 31, 2022 and 2021 was 14.99% and 11.31%, respectively. Return on average assets is calculated by dividing annualized net income by average assets. Return on average common equity is calculated by dividing annualized net income by average common equity.

•Book value per common share was $17.61 as of March 31, 2022 compared to $16.45 as of March 31, 2021. Book value per share was $17.81 per share as of December 31, 2021. The year over year increase was due primarily to an increase in retained earnings partially offset by changes in accumulated other comprehensive income ("AOCI"). The year to date change was primarily due to changes in AOCI partially offset by an increase in retained earnings. AOCI is comprised of unrealized gains and losses on available for sale securities, including unrealized losses on available for sale securities at the time of transfer to held to maturity.

•First Guaranty's Board of Directors declared cash dividends of $0.16 per common share in the first quarter of 2022. First Guaranty also declared $0.16 per common share in the first quarter of 2021, which was the equivalent of $0.15 per share after adjusting for the 10% common stock dividend paid in December 2021. First Guaranty has paid 115 consecutive quarterly dividends as of March 31, 2022.

•First Guaranty paid preferred stock dividends of $0.6 million during the first three months of 2022.

Recent Developments

As disclosed in previous filings by First Guaranty Bancshares, Inc., for approximately 15 years First Guaranty Bank, a subsidiary of First Guaranty Bancshares, Inc., utilized an “Employee Stock Grant Program” to incentivize and reward bank employees for performance. Each quarter, the Board of Directors of First Guaranty Bank allocated a $75,000 payment to an attorney to be used to purchase, on the open market, shares of First Guaranty Bancshares, Inc. stock. Nominations came from managers throughout the Bank for awards to employees which ranged from clerical through top Management. An average of just over 100 employees received awards, in full ownership with no vesting nor other requirements, each quarter with an average award of approximately 37 shares per employee awarded.

The total cost of this program per year was approximately $300,000 with total shares awarded of approximately 15,000 shares.

In addition, the same process was utilized by First Guaranty Bancshares, Inc. at the conclusion of each year for the grant of stock bonuses to members of Management of First Guaranty Bank, selected by the Board of Directors of First Guaranty Bancshares, Inc. Those awards averaged approximately $275,000 or 12,500 shares per year.

The SEC has requested information concerning this practice. No process has been instituted; only, a request for information.

Financial Condition

Changes in Financial Condition from December 31, 2021 to March 31, 2022

Assets

Total assets at March 31, 2022 were $2.9 billion, an increase of $32.0 million, or 1.1%, from December 31, 2021. Assets increased primarily due to increases in investment securities of $88.6 million and net loans of $71.6 million, partially offset by a decrease in cash and cash equivalents of $129.2 million at March 31, 2022 compared to December 31, 2021.

Loans

Net loans increased $71.6 million, or 3.4%, to $2.2 billion at March 31, 2022 from December 31, 2021. Construction and land development loans increased $26.2 million principally due to advances on existing construction lines and new originations. Commercial and industrial loans increased $14.3 million primarily due to new originations. SBA PPP loans totaled $20.2 million at March 31, 2022 compared to $35.4 million at December 31, 2021. These totals are included in commercial and industrial loans. Round 1 SBA PPP loans decreased from $12.7 million at December 31, 2021 to $4.7 million at March 31, 2022 due to SBA loan forgiveness and payments received. Round 2 SBA PPP loans decreased from $22.6 million at December 31, 2021 to $15.6 million at March 31, 2022 due to SBA loan forgiveness and payments received. Commercial lease loan balances increased $11.3 million primarily due to new lease originations. First Guaranty has continued to expand its commercial lease portfolio which generally has higher yields than commercial real estate loans but shorter average lives. Non-farm non-residential loan balances increased $7.7 million due to new originations. One-to-four family residential loans increased $5.4 million primarily due to new originations. Multifamily loans increased $3.4 million primarily due to the conversion of existing construction loans to permanent financing and the origination of new loans. Agricultural loans increased $2.1 million due to seasonal activity. Consumer and other loans increased $0.6 million primarily due to new originations. Farmland loans increased $30,000 primarily due to increases on agricultural loan commitments. First Guaranty had approximately 5.8% of funded and 1.3% of unfunded commitments in our loan portfolio to businesses engaged in support or service activities for oil and gas operations. First Guaranty's hotel and motel portfolio totaled $161.1 million at March 31, 2022. As part of the management of risks in our loan portfolio, First Guaranty had previously established an internal guidance limit of approximately $187.0 million for its hotel and motel portfolio. First Guaranty had $265.3 million in loans related to our Texas markets at March 31, 2022 which was an increase of $7.5 million or 2.9% from $257.8 million at December 31, 2021. First Guaranty continues to have significant loan growth associated with its Texas branches. We anticipate additional growth opportunities in Texas as it contains four major cities in Austin, Dallas, Houston, and San Antonio, plus the continued growth and development of these areas is exceeding that of other areas of the country. Syndicated loans at March 31, 2022 were $48.9 million, of which $17.9 million were shared national credits. Syndicated loans increased $1.5 million from $47.4 million at December 31, 2021.

As of March 31, 2022, 66.6% of our loan portfolio was secured by real estate. The largest portion of our loan portfolio, at 40.0% as of March 31, 2022, was non-farm non-residential loans secured by real estate. Approximately 32.8% of the loan portfolio was based on a floating rate tied to the prime rate or LIBOR as of March 31, 2022. 75.6% of the loan portfolio is scheduled to mature within five years from March 31, 2022. First Guaranty had $46.4 million in loans that were priced off of the LIBOR index rate at March 31, 2022. As it is anticipated that LIBOR will be discontinued after 2022, First Guaranty is reviewing its loan documents to determine alternative reference rates and does not anticipate there will be a significant financial statement impact with the transition.

Special mention loans decreased $43.9 million to $94.8 million at March 31, 2022 compared to $138.7 million at December 31, 2021. The decrease in special mention loans was primarily the result of the upgrade of several loan relationships from special mention to pass status.

Net loans are reduced by the allowance for loan and lease losses which totaled $24.1 million at March 31, 2022 and $24.0 million at December 31, 2021. Loan charge-offs were $0.8 million during the first three months of 2022 and $0.4 million during the same period in 2021. Recoveries totaled $0.3 million during the first three months of 2022 and $0.1 million during the same period in 2021. The provision for loan losses totaled $0.6 million for the first three months of 2022 and 2021. See Note 4 of the Notes to Consolidated Financial Statements for more information on loans and Note 5 for more information on the allowance for loan and lease losses.

Investment Securities

Investment securities at March 31, 2022 totaled $452.8 million, an increase of $88.6 million compared to $364.2 million at December 31, 2021. The portfolio consists of both available for sale (AFS) and held to maturity securities (HTM) at March 31, 2022. The securities designated as held to maturity are agency and corporate debt securities that are part of First Guaranty’s investment strategy and public funds collateralization program. We purchase securities for our investment portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and meet pledging requirements for public funds and borrowings.

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

Our available for sale securities portfolio totaled $133.2 million at March 31, 2022, a decrease of $77.4 million, or 36.7%, compared to $210.6 million at December 31, 2021. The decrease was primarily due to the transfer of AFS securities to the HTM portfolio in the first quarter of 2022.

Our held to maturity securities portfolio totaled $319.6 million at March 31, 2022, an increase of $166.0 million, or 108.1%, compared to $153.5 million at December 31, 2021. The increase was primarily due to the transfer of AFS securities to the HTM portfolio in the first quarter of 2022.

At March 31, 2022, $50.9 million, or 11.2%, of the securities portfolio was scheduled to mature in less than one year. $53.5 million, or 11.8%, of the securities portfolio, not including collateralized mortgage obligations and mortgage-backed securities, were scheduled to mature between one and five years. $94.4 million, or 20.8%, of the securities portfolio, not including collateralized mortgage obligations and mortgage-backed securities, were scheduled to mature between five and ten years. Securities, not including collateralized mortgage obligations and mortgage-backed securities, with contractual maturity dates over 10 years totaled $253.6 million, or 56.0%, of the total securities portfolio at March 31, 2022. The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates. Prepayments of mortgages that collateralize mortgage-backed securities also affect the maturity of the securities portfolio. Based on internal forecasts as of March 31, 2022, management believes that the securities portfolio has a forecasted weighted average life of approximately 10.46 years based on the current interest rate environment. A parallel interest rate shock of 400 basis points is forecasted to increase the weighted average life of the portfolio to approximately 10.59 years. The portfolio had an estimated effective duration of 8.76 years at March 31, 2022.

There were no credit related other-than-temporary impairment of securities during the three months ended March 31, 2022 or March 31, 2021.

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

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

(in thousands)	March 31, 2022	December 31, 2021
Nonaccrual loans:
Real Estate:
Construction and land development	$257	$530
Farmland	291	787
1- 4 family	3,266	2,861
Multifamily	—	—
Non-farm non-residential	8,172	8,733
Total Real Estate	11,986	12,911
Non-Real Estate:
Agricultural	1,690	2,302
Commercial and industrial	671	699
Commercial leases	—	—
Consumer and other	784	803
Total Non-Real Estate	3,145	3,804
Total nonaccrual loans	15,131	16,715

Loans 90 days and greater delinquent & accruing:
Real Estate:
Construction and land development	21	246
Farmland	—	—
1- 4 family	170	514
Multifamily	162	162
Non-farm non-residential	478	281
Total Real Estate	831	1,203
Non-Real Estate:
Agricultural	—	—
Commercial and industrial	123	23
Commercial leases	—	—
Consumer and other	—	19
Total Non-Real Estate	123	42
Total loans 90 days and greater delinquent & accruing	954	1,245

Total non-performing loans	16,085	17,960

Real Estate Owned:
Construction and land development	—	—
Farmland	—	—
1- 4 family	362	817
Multifamily	—	—
Non-farm non-residential	1,492	1,255
Total Real Estate Owned	1,854	2,072

Total non-performing assets	$17,939	$20,032

Non-performing assets to total loans	0.80%	0.93%
Non-performing assets to total assets	0.62%	0.70%
Non-performing loans to total loans	0.72%	0.83%
Nonaccrual loans to total loans	0.68%	0.77%
Allowance for loan and lease losses to nonaccrual loans	159.57%	143.76%

At March 31, 2022, nonperforming assets totaled $17.9 million, or 0.62% of total assets, compared to $20.0 million, or 0.70%, of total assets at December 31, 2021, which represented a decrease of $2.1 million, or 10.4%. The decrease in non-performing assets occurred primarily due to a reduction nonaccrual loans, 90 day past due and still accruing loans and other real estate owned.

Nonaccrual loans decreased from $16.7 million at December 31, 2021 to $15.1 million at March 31, 2022. The decrease in nonaccrual loans was concentrated primarily in agricultural, non-farm non-residential and farmland loans. Nonaccrual loans included $1.3 million in loans with a government guarantee. These are structured as net loss guarantees in which up to 90% of loss exposure is covered.

At March 31, 2022, loans 90 days or greater delinquent and still accruing totaled $1.0 million, a decrease of $0.3 million compared to $1.2 million at December 31, 2021. The decrease in loans 90 days or greater delinquent and still accruing was concentrated primarily in one-to four-family, construction and land development and consumer and other loans.

Other real estate owned at March 31, 2022 totaled $1.9 million, a decrease of $0.2 million compared to $2.1 million at December 31, 2021. First Guaranty has a reserve for other real estate owned losses. This reserve totaled $0.7 million at March 31, 2022 compared to $0.5 million at December 31, 2021.

At March 31, 2022, our largest non-performing assets were comprised of the following nonaccrual loans, 90 day plus and still accruing loans and other real estate owned: (1) a non-farm non-residential loan secured by a hotel that totaled $3.4 million; (2) a non-farm non-residential loan secured by a childcare facility that totaled $1.7 million; (3) a $1.7 million non-farm non-residential property included in other real estate owned; (4) a non-farm non-residential loan secured by a mobile home facility that totaled $1.3 million; (5) a non-farm non-residential loan secured by a waste treatment facility that totaled $0.9 million; and (6) an agricultural/farmland loan relationship that totaled $0.9 million. The agricultural loan is partially guaranteed by the USDA Farm Service Agency. First Guaranty subsequently sold the loan note associated with the $3.4 million non-performing hotel loan after March 31, 2022.

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

Under section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was signed into law on March 27, 2020 and as subsequently modified by later legislation, financial institutions had the option to temporarily suspend certain requirements under U.S. generally accepted accounting principles related to troubled debt restructurings for a limited period of time to account for the effects of COVID-19. This provision allowed a financial institution the option to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) January 1, 2022 or (ii) 60 days after the end of the COVID-19 national emergency. The relief could only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. First Guaranty elected to adopt these provisions of the CARES Act.

The following is a summary of loans restructured as TDRs at March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
Restructured Loans:
In Compliance with Modified Terms	$—	$—
Past Due 30 through 89 days and still accruing	—	—
Past Due 90 days and greater and still accruing	—	—
Nonaccrual	—	3,382
Restructured Loans that subsequently defaulted	—	—
Total Restructured Loans	$—	$3,382

At March 31, 2022, we had no outstanding TDRs. The TDR at December 31, 2021 was a $3.4 million non-farm non-residential loan secured by commercial real estate that is on nonaccrual. The restructuring of this loan was related to interest rate and amortization concessions. The loan is secured by a hotel facility. This loan was not eligible for a CARES Act modification. This loan was no longer reportable as a TDR at March 31, 2022.

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

The balance in the allowance for loan and lease losses is principally influenced by the provision for loan losses, recoveries, and by net loan loss experience. Additions to the allowance are charged to the provision for loan losses.  Losses are charged to the allowance as incurred and recoveries on losses previously charged to the allowance are credited to the allowance at the time recovery is collected.

The allowance for loan and lease losses was $24.1 million, or 1.08% of total loans, and 150.1% of nonperforming loans at March 31, 2022.

Comparing March 31, 2022 to December 31, 2021, there were changes within the specific components of the allowance balance.

A provision for loan losses of $0.6 million was made during the three months ended March 31, 2022 and 2021. The provisions made were taken to provide for current loan losses and to maintain the allowance proportionate to risks inherent in the loan portfolio. First Guaranty’s incurred loan loss calculation method incorporates risk factors in the loan portfolio such as historical loss rates along with qualitative and quantitative factors. The composition of the loan portfolio affects the final allowance calculation.

The loan portfolio factors in the first three months of 2022 that primarily affected the allocation of the allowance included the following:

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

•Construction and land development loans increased during the first three months of 2022 due to advances on existing construction lines of credit and new loan originations. Several loans previously in this category moved to permanent financing and are now included in the multifamily loan category as of March 31, 2022. The allowance decrease related to this portfolio was due to changes in the qualitative analysis of the portfolio related to COVID-19 and improving economic conditions.

•One-to four-family residential loans increased during the first three months of 2022. The allowance decrease related to this portfolio was due to changes in the qualitative analysis of the portfolio related to COVID-19 and improving economic conditions.

•Multifamily loans increased during the first three months of 2022. The allowance related to this portfolio was increased due to the growth in the portfolio which increased by $3.4 million during the first three months of 2022.

•Non-farm non-residential loans increased during the first three months of 2022. The allowance increase related to this portfolio was due to growth in the portfolio along with changes in the qualitative analysis of the portfolio related to COVID-19 and historical loss rates. First Guaranty continues to maintain a significant allowance for hotel loans based on qualitative factors primarily related to COVID-19 and related credit ratings for hotel loans.

•Commercial and industrial loans increased during the first three months of 2022. The allowance decrease related to this portfolio was due to the changes in historical loss rates and changes in the qualitative analysis of the portfolio related to COVID-19 and improving economic conditions.

•Commercial leases increased during the first three months of 2022. The allowance decrease related to this portfolio was due to the changes in historical loss rates and changes in the qualitative analysis of the portfolio related to COVID-19 and improving economic conditions. Commercial leases grew during the first three months of 2022 from $246.0 million at December 31, 2021 to $257.3 million at March 31, 2022.

•Consumer and other loans increased during the first three months of 2022. The increase in the related loan loss allowance balance was due primarily to increased balances.

•First Guaranty continues to monitor the acquired loans from the Union acquisition on November 7, 2019. Discounts on the acquired Union loans were approximately $1.3 million at March 31, 2022.

First Guaranty charged off $0.8 million in loan balances during the first three months of 2022. The $0.8 million in charged off loans were comprised of smaller loans and overdrawn deposit accounts.

Other information related to the allowance for loan and lease losses is as follows:

(in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Loans:
Average outstanding balance	$2,154,264	$1,911,914
Balance at end of period	$2,231,119	$1,966,432

Allowance for Loan and Lease Losses:
Balance at beginning of year	$24,029	$24,518
Charge-offs	(836)	(439)
Recoveries	319	105
Provision	632	608
Balance at end of period	$24,144	$24,792

Deposits

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. We regularly assess our funding needs, deposit pricing and interest rate outlooks. From December 31, 2021 to March 31, 2022, total deposits increased $27.4 million, or 1.1%, to $2.6 billion. Noninterest-bearing demand deposits increased $23.4 million, or 4.4%, to $556.0 million at March 31, 2022. The increase in noninterest-bearing demand deposits was primarily due to growth of compensating balances associated with new loan originations, existing loan customers, and new customers as part of First Guaranty's efforts to increase lower cost deposits. Interest-bearing demand deposits increased $23.8 million, or 1.9%, to $1.3 billion at March 31, 2022. The increase in interest-bearing demand deposits was primarily concentrated in public funds interest-bearing demand deposits. Included in the increase in interest-bearing demand deposits were public funds time deposits that converted into interest-bearing deposits that were primarily collateralized by reciprocal deposit insurance. Savings deposits increased $3.9 million, or 1.9%, to $205.6 million at March 31, 2022, primarily related to increases in individual savings deposits. Time deposits decreased $23.6 million, or 4.0%, to $563.0 million at March 31, 2022, primarily due to the transition of several public funds customers from time deposits to interest-bearing deposits.

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

As of March 31, 2022, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $250,000 was approximately $151.4 million. At March 31, 2022, approximately $76.9 million of First Guaranty's certificates of deposit greater than or equal to $250,000 had a remaining term greater than one year.

The following table compares deposit categories for the periods indicated.

Total Deposits	For the Three Months Ended March 31,			For the Years Ended December 31,
	2022			2021			2020
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$545,013	20.6%	—%	$477,802	19.8%	—%	$393,734	19.2%	—%
Interest-bearing Demand	1,323,532	50.0%	0.7%	1,082,922	45.0%	0.7%	722,433	35.3%	0.8%
Savings	204,008	7.7%	0.1%	191,967	8.0%	0.1%	163,332	8.0%	0.2%
Time	576,199	21.7%	1.9%	655,025	27.2%	2.0%	767,075	37.5%	2.2%
Total Deposits	$2,648,752	100.0%	0.8%	$2,407,716	100.0%	0.8%	$2,046,574	100.0%	1.1%

Individual and Business Deposits	For the Three Months Ended March 31,			For the Years Ended December 31,
	2022			2021			2020
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$538,267	32.6%	—%	$471,371	29.7%	—%	$382,940	27.5%	—%
Interest-bearing Demand	406,721	24.6%	1.1%	390,481	24.6%	1.0%	280,587	20.1%	1.0%
Savings	164,417	9.9%	0.1%	154,560	9.8%	0.1%	127,804	9.2%	0.1%
Time	544,580	32.9%	2.0%	569,924	35.9%	2.2%	600,887	43.2%	2.5%
Total Individual and Business Deposits	$1,653,985	100.0%	0.9%	$1,586,336	100.0%	1.0%	$1,392,218	100.0%	1.3%

Public Funds Deposits	For the Three Months Ended March 31,			For the Years Ended December 31,
	2022			2021			2020
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$6,746	0.7%	—%	$6,431	0.8%	—%	$10,794	1.7%	—%
Interest-bearing Demand	916,811	92.1%	0.5%	692,441	84.3%	0.5%	441,846	67.5%	0.7%
Savings	39,591	4.0%	0.3%	37,407	4.5%	0.2%	35,528	5.4%	0.4%
Time	31,619	3.2%	0.8%	85,101	10.4%	0.8%	166,188	25.4%	1.1%
Total Public Funds Deposits	$994,767	100.0%	0.5%	$821,380	100.0%	0.5%	$654,356	100.0%	0.8%

The following table sets forth the distribution of our time deposit accounts.

(in thousands)	March 31, 2022
Time deposits of less than $100,000	$202,537
Time deposits of $100,000 through $250,000	209,046
Time deposits of more than $250,000	151,442
Total Time Deposits	$563,025

The following table sets forth the maturity of the time deposits greater than or equal to $250,000 at March 31, 2022.

(in thousands)	March 31, 2022
Due in one year or less	$74,497
Due after one year through three years	69,970
Due after three years	6,975
Total Time Deposits greater than or equal to $250,000	$151,442

At March 31, 2022, public funds deposits totaled $979.5 million compared to $957.9 million at December 31, 2021. Public funds time deposits totaled $31.8 million at March 31, 2022 compared to $31.4 million at December 31, 2021. Public funds deposits increased due to new balances from existing customers that was primarily attributed to seasonal fluctuations. First Guaranty has developed a program for the retention and management of public funds deposits. Since the end of 2012, First Guaranty has maintained public funds deposits in excess of $400.0 million. These deposits are from public entities such as school districts, hospital districts, sheriff departments and municipalities. The majority of these funds are under fiscal agency agreements with terms of three years or less. Deposits under fiscal agency agreements are generally stable but public entities may maintain the ability to negotiate term deposits on a specific basis including with other financial institutions. These deposits generally have stable balances as we maintain both operating accounts and time deposits for these entities. There is a seasonal component to public deposit levels associated with annual tax collections. Public funds will increase at the end of the year and during the first quarter. In addition to seasonal fluctuations, there are monthly fluctuations associated with internal payroll and short-term tax collection accounts for our public funds deposit accounts. Public funds deposit accounts are collateralized by FHLB letters of credit, by expanded reciprocal deposit insurance programs, by Louisiana municipal bonds and by eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac. First Guaranty continues to grow the proportion of its public funds portfolio that is collateralized by reciprocal deposit insurance as an alternative to pledging securities or utilizing FHLB letters of credit. First Guaranty initiated this strategy to more efficiently invest these deposits in higher yielding loans to improve the net interest margin and earnings. Total public funds collateralized by reciprocal deposit insurance programs increased to $546.6 million at March 31, 2022 compared to $496.4 million at December 31, 2021.

The following table sets forth public funds as a percent of total deposits.

(in thousands except for %)	March 31, 2022	December 31, 2021	December 31, 2020	December 31, 2019	December 31, 2018
Public Funds:
Noninterest-bearing Demand	$6,162	$5,919	$5,109	$9,944	$6,930
Interest-bearing Demand	901,194	882,156	514,416	424,732	364,692
Savings	40,372	38,432	36,862	29,570	26,903
Time	31,792	31,365	158,925	146,420	247,004
Total Public Funds	$979,520	$957,872	$715,312	$610,666	$645,529
Total Deposits	$2,623,935	$2,596,492	$2,166,318	$1,853,013	$1,629,622
Total Public Funds as a percent of Total Deposits	37.3%	36.9%	33.0%	33.0%	39.6%

Borrowings

First Guaranty maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. First Guaranty had $16.1 million in short-term borrowings outstanding at March 31, 2022 compared to $6.4 million at December 31, 2021. The short-term borrowings at March 31, 2022 were comprised of a line of credit of $20.0 million, with an outstanding balance of $10.0 million and repurchase agreements of $6.1 million. The advances outstanding at December 31, 2021 were comprised of repurchase agreements of $6.4 million. First Guaranty had a long-term FHLB advance that was acquired from the Union transaction that totaled $3.2 million at December 31, 2021. This advance was paid off during the first quarter of 2022. First Guaranty had available lines of credit of $26.5 million, with $10.0 million outstanding at March 31, 2022. A net availability of $16.5 million remained.

First Guaranty had senior long-term debt totaling $24.4 million as of March 31, 2022 and $25.2 million at December 31, 2021.

First Guaranty also had junior subordinated debentures totaling $14.8 million at March 31, 2022 and December 31, 2021.

First Guaranty had $260.7 million in Federal Home Loan Bank letters of credit as of March 31, 2022 compared to $250.7 million at December 31, 2021. Federal Home Loan Bank letters of credit are obtained primarily for collateralizing public deposits.

Total Shareholders' Equity

Total shareholders' equity decreased to $221.8 million at March 31, 2022 from $223.9 million at December 31, 2021. The decrease in shareholders' equity was principally the result of a decrease of $7.4 million in accumulated other comprehensive income, partially offset by an increase of $5.3 million in retained earnings. The decrease in accumulated other comprehensive income was primarily attributed to the increase in unrealized losses on available for sale securities during the three months ended March 31, 2022. The $5.3 million increase in retained earnings was due to net income of $7.6 million during the three months ended March 31, 2022, partially offset by $1.7 million in cash dividends paid on shares of our common stock and $0.6 million in cash dividends paid on shares of our preferred stock.

Results of Operations for the First Quarter Ended March 31, 2022 and 2021

Performance Summary

Three months ended March 31, 2022 compared to the three months ended March 31, 2021. Net income for the three months ended March 31, 2022 was $7.6 million, an increase of $2.6 million, or 51.0%, from $5.0 million for the three months ended March 31, 2021. The increase in net income for the three months ended March 31, 2022 as compared to the prior year period was the result of several factors. First Guaranty experienced an increase in interest income and a decrease in interest expense. This was partially offset by an increase in the provision for loan losses, a decrease in noninterest income and an increase in noninterest expense. Loan interest income increased due to the growth in First Guaranty's loan portfolio, including loan fees recognized as an adjustment to yield from the origination of the SBA guaranteed PPP loans. Securities interest income increased due to an increase in the average balance of the investment portfolio. Interest expense declined due to declines in market interest rates and First Guaranty's plan to reduce interest expense by increasing lower cost deposits and repricing existing deposits lower. Factors that partially offset the increase in net income included an increase in the provision due to the growth in the loan portfolio. Noninterest income decreased primarily due to higher securities losses and a negative valuation adjustment to the SBA loan servicing asset. Noninterest expense increased primarily due to increased personnel expenses, software expense, legal fees, travel expense and higher regulatory assessments due to increased deposit balances. Earnings per common share for the three months ended March 31, 2022 was $0.65 per common share, an increase of 38.3% or $0.18 per common share from $0.47 per common share for the three months ended March 31, 2021. Earnings per share was affected by the increase in earnings.

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

Three months ended March 31, 2022 compared to the three months ended March 31, 2021. Net interest income for the three months ended March 31, 2022 and 2021 was $25.0 million and $19.6 million, respectively. The increase in net interest income for the three months ended March 31, 2022 as compared to the prior year period was primarily due to an increase in the average balance of our total interest-earning assets, an increase in the average yield of our total interest-earning assets, and a decrease in the average rate of our total interest-bearing liabilities, partially offset by an increase in the average balance of our total interest-bearing liabilities. For the three months ended March 31, 2022, the average balance of our total interest-earning assets increased by $375.0 million to $2.8 billion due to increased cash and due average balances, and strong growth in commercial leases and our other loan portfolios. The average yield of our interest-earning assets increased by 18 basis points to 4.38% for the three months ended March 31, 2022 from 4.20% for the three months ended March 31, 2021 due to an improved mix of higher yielding assets. For the three months ended March 31, 2022, the average balance of our total interest-bearing liabilities increased by $227.9 million to $2.2 billion due to the growth in low cost deposits and the average rate of our total interest-bearing liabilities decreased by 17 basis points to 1.04% for the three months ended March 31, 2022 from 1.21% for the three months ended March 31, 2021. As a result, our net interest rate spread increased 35 basis points to 3.34% for the three months ended March 31, 2022 from 2.99% for the three months ended March 31, 2021. Our net interest margin increased 34 basis points to 3.59% for the three months ended March 31, 2022 from 3.25% for the three months ended March 31, 2021.

Interest Income

Three months ended March 31, 2022 compared to the three months ended March 31, 2021. Interest income increased $5.1 million, or 20.3%, to $30.5 million for the three months ended March 31, 2022 as compared to the prior year period. First Guaranty's loan portfolio expanded during the first three months of 2022 due to growth associated with our loan originations, including commercial leases. These factors contributed to the increase in interest income as the average balance of our total interest-earning assets, primarily associated with loans increased, and the average yield of interest-earning assets increased. The average balance of our interest-earning assets increased $375.0 million to $2.8 billion for the three months ended March 31, 2022 as compared to the prior year. The average yield of interest-earning assets increased by 18 basis points to 4.38% for the three months ended March 31, 2022 compared to 4.20% for the three months ended March 31, 2021.

Interest income on securities increased $0.8 million to $2.3 million for the three months ended March 31, 2022 as compared to the prior year period primarily as a result of an increase in average balances. The average balance of securities increased $176.7 million to $434.4 million for the three months ended March 31, 2022 from $257.8 million for the three months ended March 31, 2021 primarily due to an increase in the average balance of our U.S. Treasuries securities portfolio compared to the prior year. The average yield on securities decreased 22 basis points to 2.18% for the three months ended March 31, 2022 compared to 2.40% for the three months ended March 31, 2021 due to the increase in lower yielding Treasury securities.

Interest income on loans increased $4.3 million, or 18.1%, to $28.0 million for the three months ended March 31, 2022 as compared to the prior year period as a result of an increase in the average balance and average yield of loans. The average balance of loans (excluding loans held for sale) increased by $242.4 million to $2.2 billion for the three months ended March 31, 2022 from $1.9 billion for the three months ended March 31, 2021 as a result of new loan originations. The average yield on loans (excluding loans held for sale) increased by 24 basis points to 5.28% for the three months ended March 31, 2022 from 5.04% for the three months ended March 31, 2021 due to the improved mix of loans with an increase in higher yielding commercial leases as a percentage of the loan portfolio along with an increase in market interest rates.

Interest Expense

Three months ended March 31, 2022 compared to the three months ended March 31, 2021. Interest expense decreased $0.2 million, or 4.2%, to $5.5 million for the three months ended March 31, 2022 from $5.7 million for the three months ended March 31, 2021 due primarily to a decrease in market interest rates partially offset by an increase in the average balance of interest-bearing liabilities. The average rate of interest-bearing demand deposits was 0.70% for the three months ended March 31, 2022 and 2021. The average rate of time deposits decreased 2 basis points during the three months ended March 31, 2022 to 1.94% as compared to the prior year period. The decrease in the average rate of time deposits was due to First Guaranty's efforts to reprice maturing time deposits to more attractive and lower rates. Partially offsetting the decrease in interest expense was an increase in the average balance of interest-bearing liabilities, which increased by $227.9 million during the three months ended March 31, 2022 to $2.2 billion as compared to the prior year period. This increase was a result of a $399.6 million increase in the average balance of interest-bearing demand deposits and a $28.6 million increase in the average balance of savings deposits, which were partially offset by a $151.9 million decrease in the average balance of time deposits and a $48.4 million decrease in the average balance of borrowings.

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

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
(in thousands except for %)	Average Balance	Interest	Yield/Rate (6)	Average Balance	Interest	Yield/Rate (6)
Assets
Interest-earning assets:
Interest-earning deposits with banks(1)	$231,556	$102	0.18%	$275,360	$66	0.10%
Securities (including FHLB stock)	434,420	2,339	2.18%	257,763	1,525	2.40%
Federal funds sold	232	—	—%	448	—	—%
Loans held for sale	—	—	—%	—	—	—%
Loans, net of unearned income(7)	2,154,264	28,038	5.28%	1,911,914	23,750	5.04%
Total interest-earning assets	2,820,472	$30,479	4.38%	2,445,485	$25,341	4.20%

Noninterest-earning assets:
Cash and due from banks	18,481			11,656
Premises and equipment, net	58,393			60,226
Other assets	28,589			25,141
Total Assets	$2,925,935			$2,542,508

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$1,323,532	$2,276	0.70%	$923,925	$1,595	0.70%
Savings deposits	204,008	61	0.12%	175,396	52	0.12%
Time deposits	576,199	2,755	1.94%	728,112	3,520	1.96%
Borrowings	47,886	404	3.42%	96,257	572	2.41%
Total interest-bearing liabilities	2,151,625	$5,496	1.04%	1,923,690	$5,739	1.21%

Noninterest-bearing liabilities:
Demand deposits	545,013			428,310
Other	6,839			10,460
Total Liabilities	2,703,477			2,362,460

Shareholders' equity	222,458			180,048
Total Liabilities and Shareholders' Equity	$2,925,935			$2,542,508
Net interest income		$24,983			$19,602

Net interest rate spread (2)			3.34%			2.99%
Net interest-earning assets (3)	$668,847			$521,795
Net interest margin (4), (5)			3.59%			3.25%

Average interest-earning assets to interest-bearing liabilities			131.09%			127.12%
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
(5)The tax adjusted net interest margin was 3.60% and 3.26% for the above periods ended March 31, 2022 and 2021, respectively. A 21% tax rate was used to calculate the effect on securities income from tax exempt securities for the above periods ended March 31, 2022 and 2021, respectively.
(6)Annualized.
(7)Includes loan fees of $2.1 million and $1.3 million for the above periods ended March 31, 2022 and 2021, respectively. PPP loan fee income of $0.6 million and $0.2 million was recognized for above periods ended March 31, 2022 and 2021, respectively.

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

We recorded a $0.6 million provision for loan losses for the three months ended March 31, 2022 and 2021. Total charge-offs were $0.8 million for the three months ended March 31, 2022 and $0.4 million for the same period in 2021.

We believe that the allowance is adequate to cover potential losses in the loan portfolio given the current economic conditions, and current expected net charge-offs and non-performing asset levels. Economic uncertainty may result in additional increases to the allowance for loan and lease losses in future periods.
Noninterest Income

Our primary sources of recurring noninterest income are customer service fees, ATM and debit card fees, loan fees, gains on the sales of loans and available for sale securities and other service fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.

Noninterest income totaled $2.0 million for the three months ended March 31, 2022, a decrease of $0.4 million from $2.3 million for the three months ended March 31, 2021. The decrease was primarily due to increased losses on securities sales and a negative valuation adjustment to the SBA loan servicing asset. Service charges, commissions and fees totaled $0.8 million for the three months ended March 31, 2022 and $0.7 million for the same period in 2021. ATM and debit card fees totaled $0.8 million for the three months ended March 31, 2022 and 2021. Net securities losses were $17,000 for the three months ended March 31, 2022 compared to gains of $0.1 million for the same period in 2021. The losses on securities sales primarily occurred as First Guaranty sold investment securities in order to fund loan growth and manage interest rate risk. Net losses on the sale of loans were $1,000 for the three months ended March 31, 2022 and compared to gains of $34,000 for the same period in 2021. Other noninterest income totaled $0.4 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively.

Noninterest Expense

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense and other types of expenses. Noninterest expense totaled $16.8 million for the three months ended March 31, 2022 and $15.0 million for the three months ended March 31, 2021. Salaries and benefits expense totaled $9.0 million for the three months ended March 31, 2022 and $7.5 million for the three months ended March 31, 2021. The increase was primarily due to the increase in personnel expense from new hires including those in the Mideast market. Occupancy and equipment expense totaled $2.2 million for the three months ended March 31, 2022 and $2.3 million for the same period in 2021. Other noninterest expense totaled $5.6 million for the three months ended March 31, 2022 and $5.1 million for the same period in 2021.

The following table presents, for the periods indicated, the major categories of other noninterest expense:

	Three Months Ended March 31,
(in thousands)	2022	2021
Other noninterest expense:
Legal and professional fees	$855	$666
Data processing	229	540
ATM fees	412	422
Marketing and public relations	377	433
Taxes - sales, capital, and franchise	362	343
Operating supplies	156	225
Software expense and amortization	926	665
Travel and lodging	245	142
Telephone	114	119
Amortization of core deposit intangibles	174	208
Donations	156	122
Net costs from other real estate and repossessions	94	110
Regulatory assessment	552	465
Other	918	672
Total other noninterest expense	$5,570	$5,132

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other non-deductible expenses and the statutory tax rate. The provision for income taxes for the three months ended March 31, 2022 and 2021 was $2.0 million and $1.3 million, respectively. The provision for income taxes increased due to an increase in income before income taxes. First Guaranty's statutory tax rate was 21.0% for the three months ended March 31, 2022 and 2021.

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

First Guaranty's cash and cash equivalents totaled $132.7 million at March 31, 2022 compared to $261.9 million at December 31, 2021. Loans maturing within one year or less at March 31, 2022 totaled $399.1 million. At March 31, 2022, time deposits maturing within one year or less totaled $257.2 million compared to $267.0 million at December 31, 2021. Time deposits maturing after one year through three years totaled $258.1 million at March 31, 2022 compared to $269.7 million at December 31, 2021. Time deposits maturing after three years totaled $47.7 million at March 31, 2022 compared to $50.0 million at December 31, 2021. First Guaranty's held to maturity ("HTM") securities portfolio at March 31, 2022 was $319.6 million, or 70.6% of the investment portfolio, compared to $153.5 million, or 42.2% at December 31, 2021. First Guaranty's available for sale ("AFS") securities portfolio was $133.2 million, or 29.4% of the investment portfolio as of March 31, 2022 compared to $210.6 million, or 57.8% of the investment portfolio at December 31, 2021. The majority of the AFS portfolio was comprised of U.S. Government Treasuries, municipal bonds and investment grade corporate bonds. Management believes these securities are readily marketable and enhance First Guaranty's liquidity.

First Guaranty maintained a net borrowing capacity at the Federal Home Loan Bank totaling $451.2 million and $456.3 million at March 31, 2022 and December 31, 2021, respectively with no FHLB advances outstanding at March 31, 2022 compared to $3.2 million at December 31, 2021, respectively. The advance outstanding at December 31, 2021 was comprised of a long-term advance that totaled $3.2 million. First Guaranty paid off the $3.2 million long-term advance acquired from the Union acquisition in the first quarter of 2022. The change in borrowing capacity with the Federal Home Loan Bank was due to changes in the value that First Guaranty receives on pledged collateral and due to First Guaranty's usage of the line. First Guaranty has increasingly transitioned public funds deposits into reciprocal deposit programs for collateralization as an alternative to FHLB letters of credit. We also maintain federal funds lines of credit at various correspondent banks with borrowing capacity of $100.5 million and two revolving lines of credit totaling $26.5 million secured by a pledge of the Bank's common stock, with an outstanding balance of $10.0 million at March 31, 2022. We also have a discount window line with the Federal Reserve Bank that totaled $16.1 million at March 31, 2022. First Guaranty did not have any advances under this facility at March 31, 2022. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources

First Guaranty's capital position is reflected in shareholders' equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total shareholders' equity decreased to $221.8 million at March 31, 2022 from $223.9 million at December 31, 2021. The decrease in shareholders' equity was principally the result of a decrease of $7.4 million in accumulated other comprehensive income, partially offset by an increase of $5.3 million in retained earnings. The decrease in accumulated other comprehensive income was primarily attributed to the increase in unrealized losses on available for sale securities during the three months ended March 31, 2022. The $5.3 million increase in retained earnings was due to net income of $7.6 million during the three months ended March 31, 2022, partially offset by $1.7 million in cash dividends paid on shares of our common stock and $0.6 million in cash dividends paid on shares of our preferred stock.

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

In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of March 31, 2022, the Bank's capital conservation buffer was 3.38% exceeding the minimum of 2.50%.

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

In addition, as a result of the legislation, the federal banking agencies have developed a "Community Bank Leverage Ratio" (the ratio of a bank's Tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A "qualifying community bank" that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered "well capitalized" under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution's risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the new Community Bank Leverage Ratio at 9%. Pursuant to the CARES Act, the federal banking agencies set the Community Bank Leverage Ratio at 8% beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the Community Bank Leverage Ratio increased to 8.5% for the calendar year. Community banks will have until January 1, 2022, before the Community Bank Leverage Ratio requirement will return to 9%. A financial institution can elect to be subject to this new definition. As of March 31, 2022, the Bank did not elect to follow the Community Bank Leverage Ratio.

At March 31, 2022, we satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.

	"Well Capitalized Minimums"	As of March 31, 2022	As of December 31, 2021
Bank:
Tier 1 Leverage Ratio	5.00%	8.80%	8.71%
Tier 1 Risk-based Capital Ratio	8.00%	10.40%	10.22%
Total Risk-based Capital Ratio	10.00%	11.38%	11.22%
Common Equity Tier One Capital Ratio	6.50%	10.40%	10.22%

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

The following interest sensitivity analysis is one measurement of interest rate risk. This analysis reflects the contractual maturity characteristics of assets and liabilities over various time periods. This analysis does not factor in prepayments or interest rate floors on loans which may significantly change the report. This table includes nonaccrual loans in their respective maturity periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at March 31, 2022 illustrated below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

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

	March 31, 2022
	Interest Sensitivity Within
(in thousands except for %)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$689,739	$135,346	$825,085	$1,406,034	$2,231,119
Securities (including FHLB stock)	1,427	50,788	52,215	401,940	454,155
Federal Funds Sold	533	—	533	—	533
Other earning assets	114,607	—	114,607	—	114,607
Total earning assets	$806,306	$186,134	$992,440	$1,807,974	$2,800,414

Source of Funds:
Interest-bearing accounts:
Demand deposits	$1,299,366	$—	$1,299,366	$—	$1,299,366
Savings deposits	205,578	—	205,578	—	205,578
Time deposits	95,267	161,947	257,214	305,811	563,025
Short-term borrowings	10,000	—	10,000	5,935	15,935
Long-term borrowings	24,359	—	24,359	—	24,359
Junior subordinated debt	—	—	—	14,830	14,830
Noninterest-bearing, net	—	—	—	677,321	677,321
Total source of funds	$1,634,570	$161,947	$1,796,517	$1,003,897	$2,800,414

Period gap	$(828,264)	$24,187	$(804,077)	$804,077
Cumulative gap	$(828,264)	$(804,077)	$(804,077)	$—

Cumulative gap as a percent of earning assets	(29.6)%	(28.7)%	(28.7)%

Net interest income at risk measures the risk of a decline in earnings due to changes in interest rates. The first table below presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in the yield curve over a 12-month horizon at March 31, 2022. Shifts are measured in 100 basis point increments (+400 through -100 basis points) from base case. We do not present shifts less than 25 basis points because of the current low interest rate environment. The base case scenario encompasses key assumptions for asset/liability mix, loan and deposit growth, pricing, prepayment speeds, deposit decay rates, securities portfolio cash flows and reinvestment strategy and the market value of certain assets under the various interest rate scenarios. The base case scenario assumes that the current interest rate environment is held constant throughout the forecast period for a static balance sheet and the instantaneous shocks are performed against that yield curve. The second table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from a gradual shift in the yield curve over a 12 month horizon.

Instantaneous Changes in Interest Rates (In Basis Points)	Percent Change In Net Interest Income
400	(0.04)%
300	(0.36)%
200	1.17%
100	1.71%
Base	—%
(25)	(0.06)%

Gradual Change in Interest Rates (In Basis Points)	Percent Change In Net Interest Income
400	(1.41)%
300	(0.67)%
200	0.03%
100	0.28%
Base	—%
(25)	0.07%

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

First Guaranty is subject to various legal proceedings in the normal course of its business. First Guaranty assesses its liabilities and contingencies in connection with outstanding legal proceedings. Where it is probable that First Guaranty will incur a loss and the amount of the loss can be reasonably estimated, First Guaranty records a liability in its consolidated financial statements. First Guaranty does not record a loss if the loss is not probable or the amount of the loss is not estimable. First Guaranty is a defendant in a lawsuit alleging overpayment of interest on a loan with a possible loss range of $0.0 million to $0.5 million. Judgment has been rendered against First Guaranty for the full amount, but First Guaranty is exercising its appeal rights. First Guaranty had an accrued liability of $0.1 million at March 31, 2022 related to this lawsuit. First Guaranty is also a defendant in a lawsuit alleging fault for a loss of funds by a customer with a possible loss range of $0.0 million to $1.5 million. No accrued liability has been recorded related to this lawsuit. First Guaranty settled a case in the third quarter of 2021 for $1.1 million. A receivable for $0.9 million has been recorded for recovery through First Guaranty's insurance coverage.

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

FIRST GUARANTY BANCSHARES, INC.

Date: May 10, 2022	By: /s/ Alton B. Lewis
Alton B. Lewis
Principal Executive Officer

Date: May 10, 2022	By: /s/ Eric J. Dosch
Eric J. Dosch
Principal Financial Officer
Secretary and Treasurer