Form 10-K
period 2022-12-31
First Guaranty Bancshares, Inc.
filed 2023-03-16
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Yes  ☐        No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2022 was approximately $148,000,000 based upon the price from the last trade of $24.31.

As of March 15, 2023, there were issued and outstanding 10,716,796 shares of the Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)Proxy Statement for the 2023 Annual Meeting of Shareholders of the Registrant (Part III).

PART I

Special Note Regarding Forward-Looking Statements

Congress passed the Private Securities Litigation Act of 1995 in an effort to encourage corporations to provide information about their anticipated future financial performance. This act provides a safe harbor for such disclosure, which protects us from unwarranted litigation, if actual results are different from management expectations. This discussion and analysis contains forward-looking statements and reflects management's current views and estimates of future economic circumstances, industry conditions, company performance and financial results. The words "may," "should," "expect," "anticipate," "intend," "plan," "continue," "believe," "seek," "estimate", "future", "likely" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a number of factors and uncertainties, including, but not limited to, changes in general economic conditions, either nationally or in our market areas, that are worse than expected; risks related to our acquisition strategy, including the risk that the expected benefits of the pending acquisition of Lone Star Bank will not be realized; competition among depository and other financial institutions; inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments; adverse changes in the securities markets; changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements; our ability to enter new markets successfully and capitalize on growth opportunities; our ability to successfully integrate acquired entities, if any; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board; changes in our organization, compensation and benefit plans; changes in our financial condition or results of operations that reduce capital available to pay dividends; and changes in the financial condition or future prospects of issuers of securities that we own, which could cause our actual results and experience to differ from the anticipated results and expectations, expressed in such forward-looking statements.

Item 1 – Business

Our Company

First Guaranty Bancshares, Inc. ("First Guaranty") is a Louisiana corporation, and bank holding company headquartered in Hammond, Louisiana. Our wholly owned subsidiary, First Guaranty Bank (the "Bank"), a Louisiana state-chartered commercial bank, provides personalized commercial banking services mainly to Louisiana and Texas customers through 36 banking facilities primarily located in the metropolitan statistical areas ("MSAs"), of Hammond, Baton Rouge, Lafayette, Shreveport-Bossier City, Lake Charles, Alexandria, Dallas-Fort Worth-Arlington, Waco, Texas. First Guaranty expanded into Kentucky and West Virginia, our Mideast markets, in 2021 with loan and deposit production offices in Vanceburg, Kentucky. The Vanceburg location is now a branch of the bank. As discussed further below, we are subject to a pending acquisition that would expand our markets into Houston and the I-10 corridor west of Houston.

Our principal business consists of attracting deposits from the general public and local municipalities in our market areas and then investing those deposits. We also generate funds from operations, borrowings in lending and investing in securities. We serve the credit needs of our customer base, including commercial real estate loans, commercial and industrial loans, commercial leases, one- to four-family residential real estate loans, construction and land development loans, agricultural and farmland loans, and to a lesser extent, consumer and multifamily loans. We also participate in certain syndicated loans, including shared national credits, with other financial institutions.

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

At December 31, 2022, we had consolidated total assets of $3.2 billion, total deposits of $2.7 billion and total shareholders' equity of $235.0 million.

Our History and Growth

First Guaranty Bank was founded in Amite, Louisiana on March 12, 1934. While the origins of First Guaranty Bank go back almost 90 years, we began our modern history in 1993 when an investor group, led by Marshall T. Reynolds, our Chairman, invested $3.6 million in First Guaranty Bank as part of a recapitalization plan with the objective of building a community-focused commercial bank in our Louisiana markets. Since the implementation of that recapitalization plan, we have grown from six branches and $159 million in assets at the end of 1993 to 36 locations currently and $3.2 billion in assets at December 31, 2022. We have also paid a quarterly dividend on our common stock for 118 consecutive quarters as of December 31, 2022. On July 27, 2007, we formed First Guaranty Bancshares and completed a one-for-one share exchange that resulted in First Guaranty Bank becoming the wholly-owned subsidiary of First Guaranty Bancshares (the "Share Exchange") and First Guaranty Bancshares becoming an SEC reporting public company. In November 2015, First Guaranty completed a public stock offering selling 626,560 shares and raising $9.3 million in net proceeds. In connection with the completion of the stock offering, First Guaranty's common shares began trading on the Nasdaq Global Market.

In 2021 we issued $34.5 million of preferred stock and depositary shares that trades on the Nasdaq Global Market.

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
Hammond MSA

On January 6, 2023, we entered into a definitive agreement with Lone Star Bank, a Texas state-chartered bank with its main office in Houston, Texas, pursuant to which we will acquire all of the issued and outstanding shares of Lone Star Bank common stock in exchange solely for shares of First Guaranty common stock through the merger of Lone Star Bank with and into First Guaranty Bank, with First Guaranty Bank surviving the merger. The proposed merger, if consummated, will expand our geographic footprint into the Greater Houston area, as well as westward along the I-10 corridor.

Our Markets

Our primary market areas include the Louisiana MSAs of Hammond, Baton Rouge, Lafayette, Shreveport-Bossier City, Lake Charles and Alexandria along with the Texas MSAs of Dallas-Fort Worth-Arlington and Waco. Most of our branches are located along the major Louisiana interstates of I-12, I-55, I-10, I-49 and I-20. We have four branches in the Dallas-Fort Worth metropolitan area and one branch in Waco, Texas. We have a loan production office in Lake Charles, Louisiana. In 2021, First Guaranty expanded into Kentucky and West Virginia. We have a branch located in Vanceburg, Kentucky and a loan and deposit production office in Bridgeport, West Virginia that are not in MSAs. We refer to this region as our Mideast market.

Hammond MSA. We are headquartered in Hammond, Louisiana and approximately 40% of our deposits are in the Hammond MSA, our largest deposit concentration market. We had a deposit market share of 37.0% (at June 30, 2022) in the Hammond MSA, placing us first overall. Hammond is the principal city of the Hammond MSA, which includes all of Tangipahoa Parish, and is located approximately 50 miles north of New Orleans and 30 miles east of Baton Rouge. The Hammond MSA has a population of approximately 130,000. Hammond is intersected by I-55 and I-12, which are two heavily traveled interstate highways. As a result of Hammond's close proximity to New Orleans and Baton Rouge, Hammond and Tangipahoa Parish are among the fastest growing cities and Parishes in Louisiana. There is an abundance of new development, both commercial and residential, as well as numerous hotels which absorb overflowing demand for rooms near major events in New Orleans. Hammond is also the home of the main campus of Southeastern Louisiana University, with an enrollment of approximately 15,000 students.

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

Shreveport-Bossier City MSA. Our primary market areas in northwest Louisiana are in the Bossier and Caddo Parishes, which are a part of the Shreveport-Bossier City MSA. The Shreveport and Bossier City MSA has a population of approximately 436,000. Shreveport and Bossier City are located in northern Louisiana on I-20, approximately 15 miles from the Texas state border and 185 miles east of Dallas, Texas. Our primary market area has a diversified economy with employment in services, government and wholesale/retail trade constituting the basis of the local economy, with service jobs being the largest component. The majority of the services are health care related as Shreveport has become a regional hub for health care. The casino gaming industry, with its Las Vegas-style gaming, year-round festivals and local dining, also supports a significant number of service jobs. The energy sector has a prominent role in the regional economy, resulting from oil and gas exploration and drilling. Bossier Parish is also the home to the Barksdale Air Force Base, which has 15,000 employees.

Lake Charles MSA. First Guaranty established a loan production office in Lake Charles, LA in 2018. Lake Charles is the fifth largest city in Louisiana. The Lake Charles MSA had a population of approximately 200,000. Its major industries include petrochemical, gambling, aircraft repair, and education. Lake Charles has been the fastest growing MSA in Louisiana.

Alexandria MSA. The Union acquisition expanded First Guaranty into the Alexandria MSA with branches in Rapides and Avoyelles parishes.  Alexandria is the ninth largest city in Louisiana with a population of approximately 48,000 and is located along Interstate I-49. The Alexandria MSA has an overall population of approximately 150,000.

Dallas-Fort Worth-Arlington MSA. The Dallas-Fort Worth-Arlington MSA has a population of approximately 7.5 million people and is located in the heart of North Texas. The metroplex has a thriving economy that is well diversified. There are currently approximately 40 colleges and universities in the Dallas-Fort Worth-Arlington MSA. Also, DFW International Airport is perfect for international commerce with its size and central location. We currently are operating four branches located in Fort Worth (Tarrant County), Denton (Denton County), McKinney (Collin County), and Garland (Dallas County).

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

Mideast Market. First Guaranty's branch in Vanceburg, Kentucky is located approximately 90 miles from Cincinnati, Ohio and 95 miles from Lexington, Kentucky. First Guaranty's office in Bridgeport, West Virginia is located approximately 35 miles from Morgantown, West Virginia and 105 miles from Pittsburgh, Pennsylvania.

Our Strategy

Our mission is to increase shareholder value while providing services for and contributing to the growth and welfare of the communities that we serve. As home to "Fanatical Banking" our mission is to become the bank of choice for small business and consumer customers who are located in both metropolitan and rural markets. We desire to grow our market share along Louisiana's key interstate corridors of major interstates I-12, I-55, I-10, I-49 and I-20. We plan to continue expanding our Texas markets in Dallas Fort-Worth-Arlington and Waco both organically and through strategic acquisitions. We opened loan and deposit production offices in Vanceburg, Kentucky and Bridgeport, West Virginia in late 2021. The Vanceburg, Kentucky location opened as a branch in January 2023. This mission involves not only expanding our geographical footprint but also evolving as an institution and staying relevant while offering new ways of banking. To achieve all of this, we seek to implement the following strategies:

Continue to Increase Total Loans as a Percentage of Assets. We plan to continue to change our asset composition by growing our loan portfolio to increase our total loans as a percentage of our assets. Our loan to deposit ratio was 92.5% as of December 31, 2022. The growth in our loan portfolio has broadened our customer base, reduced our interest rate risk exposure to fixed rate investment securities, and helped us expand our net interest margin. We have invested in the internal development of our lending department along with the select addition of experienced lenders. We continue to upgrade our technology to efficiently handle both our loan and deposit customers. First Guaranty uses the nCino loan platform and a suite of online banking products delivered by Q2, a digital products company.

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

Over the last 15 years, we have pursued a focused program to participate in syndicated loans (loans made by a group of lenders, including us, who share or participate in a specific loan, which is typically secured by business assets or equipment, and also commercial real estate) with a larger regional financial institution as the lead lender. Our focus has been to finance middle market companies whose borrowing needs typically range from $25 million to $75 million. Syndicated loans diversify our loan portfolio, increase our yield and mitigate interest rate risk due to the variable rate pricing structure of the loans. We expect to continue our syndicated lending program, but our local loan originations remain our funding priority.

We intend to grow our consumer loan portfolio principally through our residential mortgage program. We intend to leverage our existing branch network to expand our retail lending. We have expanded our technology to make it easier for both individual and business customers to bank with us through mobile and internet banking.

Expand Individual and Business Deposits and Maintain our Public Funds Program. Our deposit strategy is focused on continuing to expand our individual and business deposit bases while maintaining our public funds deposit program. Our deposit strategy leverages off the market share dominance that we have in several of our markets, such as the Hammond MSA where we had a 37.0% deposit market share at June 30, 2022, placing us first overall. Our commercial and consumer lending teams focus on building business and individual deposits concurrent with loans. Our public funds department is dedicated to maintaining strong relationships with our well diversified base of public entities. We provide a variety of services to our public funds clients. Our public funds deposit program has provided us with a stable source of funding. We will continue to concentrate on keeping many of these funds under contract as we are often the fiscal agent for these governmental agencies which helps maintain this funding.

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

Pursue Strategic Acquisitions. Our strategy is to supplement our organic growth by executing a targeted and disciplined acquisition strategy of community banks and non-banking financial companies as opportunities arise. We have successfully integrated prior acquisitions as demonstrated by our acquisitions of Union Bancshares, Inc. in 2019, Premier Bancshares, Inc. in 2017, Greensburg Bancshares, Inc. in 2011 and Homestead Bancorp, Inc. in 2007. Our board of directors' broad experiences across many industries assists us in expanding our business. Our Chairman, Marshall T. Reynolds, has more than 40 years of experience in managing the growth of commercial banks both organically and through acquisitions throughout the United States.

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

Non-Farm Non-Residential Loans. Non-farm non-residential loans are an integral part of our operating strategy. We expect to continue to emphasize this business line in the future with loans to small businesses and real estate projects in our market area. At December 31, 2022 loans secured by non-farm non-residential properties totaled $992.9 million, or 39.3% of our total loan portfolio. Our non-farm non-residential loans are secured by commercial real estate generally located in our market area, which may be owner-occupied or non-owner occupied. We may originate, participate in, or purchase real estate loans outside of our market area in order to diversify our portfolio. Our owner-occupied commercial real estate loans totaled $351.0 million, or 35.4% of total non-farm non-residential loans at December 31, 2022. Permanent loans on non-farm non-residential properties are generally originated in amounts up to 85% of the appraised value of the property for owner-occupied commercial real estate properties and up to 80% of the appraised value of the property for non- owner-occupied commercial real estate properties. We consider a number of factors in originating non-farm non-residential loans. We evaluate the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. We consider the financial resources of the borrower, the borrower's experience in owning or managing similar property and the borrower's payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that the borrower's net operating income together with the borrower's other sources of income is at least 125% of the annual debt service and the ratio of the loan amount to the appraised value of the mortgaged property. We generally obtain personal guarantees from the borrower or a third party as a condition to originating commercial real estate loans. All non-farm non-residential loans are appraised by outside independent appraisers approved by the board of directors.

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

Commercial and Industrial Loans. Commercial and industrial loans totaled $385.3 million, or 15.3% of our total loan portfolio at December 31, 2022. Commercial and industrial loans (excluding syndicated loans) are generally made to small and mid-sized companies located within Louisiana and Texas. We also participate in government programs which guarantee portions of commercial and industrial loans such as the SBA and USDA. During 2020 and 2021, First Guaranty participated in the Paycheck Protection Program or PPP loan program. In most cases, we require collateral of equipment, accounts receivable, inventory, chattel or other assets before making a commercial business loan. We have a dedicated staff within our credit department that monitors asset-based lending and regularly conducts reviews of borrowing based certificates, aging and inventory reports, and on-site audits. Our commercial term loans totaled $157.5 million at December 31, 2022, or 40.9% of total commercial and industrial loans. Our commercial and industrial maximum loan to value limit is 80%. Our commercial term loans are generally fixed interest rate loans, indexed to the prime rate, with terms of up to five years, depending on the needs of the borrower and the useful life of the underlying collateral. Our commercial lines of credit totaled $145.6 million at December 31, 2022, or 37.8% of total commercial and industrial loans. Typically, our commercial lines of credit are adjustable rate lines, indexed to the prime interest rate, which generally mature yearly or within three years. Our underwriting standards for commercial and industrial loans include a review of the applicant's tax returns, financial statements, credit history, the underlying collateral and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan based on cash flow generated by the applicant's business. We generally obtain personal guarantees from the borrower or a third party as a condition to originating commercial and industrial loans.

Over the last 15 years, we pursued a focused program to participate in syndicated loans (loans made by a group of lenders, including us, who share or participate in a specific loan) with a larger regional financial institution as the lead lender. Syndicated loans are typically made to large businesses (which are referred to as shared national credits) or middle market companies (which do not meet the regulatory definition of shared national credits), both of which are secured by business assets or equipment, and also commercial real estate. The syndicate group for both types of loans usually consists of two to three other financial institutions. These loans are adjustable-rate loans generally tied to LIBOR. Our participation amounts typically range between $5.0 million and $15.0 million. Our focus has been to finance middle market companies whose borrowing needs typically range from $25.0 million to $75.0 million. Syndicated loans diversify our loan portfolio, increase our yield and mitigate interest rate risk due to the variable rate pricing structure of the loans. We have a defined set of credit guidelines that we use when evaluating these credits. Our credit department independently reviews all syndicate loans and our board of directors has created a special committee to oversee the underwriting and approval of these loans. At December 31, 2022, syndicated loans secured by assets other than commercial real estate totaled $61.8 million, or 16.1% of the commercial and industrial loan portfolio, of which $26.6 million were shared national credits.

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

One- to Four-Family Residential Real Estate Loans. At December 31, 2022, our one- to four-family residential real estate loans totaled $366.3 million, or 14.5% of our total loan portfolio. We originate one- to four-family residential real estate loans that are secured primarily by residential property in Louisiana and Texas. We generally originate loans in amounts up to 95% of the lesser of the appraised value or purchase price of the mortgaged property. We currently offer one- to four-family residential real estate loans with terms up to 30 years that are generally underwritten according to Fannie Mae guidelines, and we refer to loans that conform to such guidelines as "conforming loans". We generally originate fixed-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which at December 31, 2022 was $647,200 for single-family homes in our market area. At December 31, 2022, we held $29.3 million in jumbo loans that are greater than the conforming loan limit. We generally hold our one- to four-family residential real estate loans in our portfolio. We also originate one- to four-family residential real estate loans secured by non-owner occupied properties, but less frequently. Our fixed-rate one- to four-family residential real estate loans include loans that generally amortize on a monthly basis over periods between 10 to 30 years with maturities that range from eight to 30 years. Fixed rate one- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers have the right to refinance or prepay their loans. We do not offer one- to four-family residential real estate loans specifically designed for borrowers with sub-prime credit scores, including interest-only, negative amortization or payment option adjustable-rate mortgage loans.

Our one- to four-family loans also include home equity lines of credit that have second mortgages. At December 31, 2022, we had $1.4 million in home equity lines of credit, which represented 0.4% of our one- to four-family residential real estate loans. Our home equity products are originated in amounts, that when combined with the existing first mortgage loan, do not generally exceed 80% of the loan-to-value ratio of the subject property.

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

Multifamily Loans. On occasion we will originate loans secured by multifamily real estate. At December 31, 2022, we had $119.8 million or 4.7% of our total loan portfolio in multifamily loans. Such loans may be either fixed- or adjustable-rate loans tied to the prime rate with terms to maturity up to five years and amortization schedules of up to 20 years. We will originate multifamily loans in amounts up to 80% of the value of the multifamily property. Nearly all of our multifamily loans are secured by properties in Louisiana and Texas. The underwriting of multifamily loans follows the general guidelines for our non-farm non-residential loans.

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

Construction and Land Development Loans. We offer loans to finance the construction of various types of commercial and residential property. At December 31, 2022, $233.1 million, or 9.2% of our total loan portfolio consisted of construction and land development loans. Construction loans to builders generally are offered with terms of up to 24 months and interest rates are tied to the prime lending rate. These loans generally are offered as fixed or adjustable-rate loans. We will originate residential construction loans for individual borrowers and builders, provided all necessary plans and permits have been obtained. Construction loan funds are disbursed as the project progresses. We will originate construction loans up to 80% of the estimated completed value of the project and we will originate land development loans in amounts up to 75% of the value of the property as developed. We will originate owner occupied one-to-four family residential construction loans up to 90% of the estimated completed value of the property.

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

Agricultural Loans. We are the leading lender for agricultural loans in our Southwest Louisiana market. Our agricultural lending includes loans to farmers for the purpose of cultivating rice, sugarcane, soybeans, timber, poultry and cattle. Agricultural loans are generally secured by crops, but may include additional collateral such as farm equipment or vehicles. Agricultural loans totaled $39.0 million, or 1.5% of our total loan portfolio at December 31, 2022. Such loans are generally offered with fixed rates at a margin above prime for a term of generally one year. We will originate agricultural loans in those instances where the borrower's financial strength and creditworthiness has been established. Agricultural loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower's business. A large number of our originated agricultural loans are guaranteed by the U.S. Farm Service Agency. We generally obtain personal guarantees from the borrower or a third party as a condition to originating agricultural loans.

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

Farmland Loans. We originate first mortgage loans secured by farmland. At December 31, 2022, farmland loans totaled $24.8 million, or 1.0% of our total loan portfolio. Such loans are generally fixed-rate loans at a margin over the prime rate with terms up to five years and amortization schedules of up to 40 years. Loans secured by farmland may be made in amounts up to 80% of the value of the farm. However, we will originate farmland loans in amounts up to 100% of the value of the farm if the borrower is able to secure a guarantee from the U.S. Farm Service Agency. Generally, we obtain personal guarantees of the borrower on all loans secured by farmland.

Commercial Leases. We have a commercial lease program that we have operated for seven years. We work with third parties to facilitate the sourcing of lease financing opportunities. Commercial leases generally have higher yields and shorter average lives than real estate secured loans. The average size of our commercial leases was approximately $17.0 million at December 31, 2022. Commercial leases totaled $317.6 million, or 12.6% of our total loan portfolio at December 31, 2022.

Consumer and Other Loans. We make various types of secured consumer loans that are collateralized by deposits, boats and automobiles as well as unsecured consumer loans. These loans totaled $47.9 million in aggregate, or 1.9% of our total loan portfolio at December 31, 2022.

Consumer loans generally have a fixed rate at a margin over the prime rate and have terms of three years to ten years. At December 31, 2022, $25.1 million of our consumer loans were unsecured. Our procedure for underwriting consumer loans includes an assessment of the applicant's credit history and ability to meet existing obligations and payments for the proposed loan, as well as an evaluation of the value of the collateral security, if any.

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

Loan Originations, Sales, Purchases and Participations. Loan originations are derived from a number of sources such as referrals from our board of directors, existing customers, borrowers, builders, attorneys and walk-in customers. We generally retain the loans that we originate in our loan portfolio and only sell loans infrequently. We had $80.4 million at December 31, 2022 in purchased loan participations that were not syndicated loans. We had $71.6 million in purchased loans, primarily secured by real estate, at December 31, 2022. At December 31, 2022, we had $88.3 million in syndicated loans, of which $26.6 million were shared national credits.

Loan Approval Authority. We establish various lending limits for executive management and also maintain a loan committee comprised of our directors and management. Generally, loan officers have authority to approve secured loan relationships in amounts up to $150,000 and unsecured loan relationships in amounts up to $25,000, while Regional Managers and Presidents have secured loan approval authority up to $500,000 and unsecured approval authority up to $100,000. For loans exceeding a loan officer's approval authority, we utilize three methods for approvals: (1) credit officers, (2) Management Loan Committee, and (3) the Bank's director loan committee. Loan relationships between $500,000 and $1,500,000 are approved by a combination of credit officers and executive management. The management loan committee approves new money loans between $1,500,001 - $2,500,000. The director loan committee approves loan relationships of between $2,500,001 and up to $20.0 million. Syndicated loans and commercial leases are approved by the Bank's director loan committee in amounts up to $20.0 million. Any loan relationship exceeding $20.0 million requires the approval of the board of directors.

Our lending activities are also subject to Louisiana statutes and internal guidelines limiting the amount we can lend to any one borrower. Subject to certain exceptions, under Louisiana law the Bank may not lend on an unsecured basis to any single borrower (i.e., any one individual or business entity and his or its affiliates) an amount in excess of 20% of the sum of the Bank's capital stock and surplus, or on a secured basis an amount in excess of 50% of the sum of the Bank's capital stock and surplus. At December 31, 2022, our secured legal lending limit was approximately $108.6 million and our unsecured legal lending limit was approximately $43.4 million.

Deposit Products

Consumer and commercial deposits are attracted principally from within our primary market area through the offering of a selection of deposit instruments including noninterest-bearing and interest-bearing demand, savings accounts and time accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate. At December 31, 2022, we held $2.7 billion in deposits.

We actively seek to obtain public funds deposits. At December 31, 2022, public funds deposits totaled $1.1 billion. We have developed a program for the retention and management of public funds deposits. These deposits are from local government entities such as school districts, hospital districts, sheriff departments and other municipalities. The majority of these deposits are under contractual terms of up to three years. Deposits under fiscal agency agreements are generally stable but public entities may maintain the ability to negotiate term deposits on a specific basis including with other financial institutions. These deposits generally have stable balances as we maintain both operating accounts and time deposits for these entities. There is a seasonal component to public deposit levels associated with annual tax collections. Public funds will increase at the end of the year and during the first quarter. In addition to seasonal fluctuations, there are monthly fluctuations associated with internal payroll and short-term tax collection accounts for our public funds deposit accounts. Public funds clients received funds associated with the CARES Act during 2021 and 2022 which increased average balances. These balances from CARES Act relief funds are anticipated to decline over time. Public funds deposit accounts are collateralized by FHLB letters of credit, reciprocal deposit insurance programs, Louisiana municipal bonds and eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac.

The interest rates paid by us on deposits are set at the direction of our executive management. Interest rates are determined based on our liquidity requirements, interest rates paid by our competitors, and our growth goals and applicable regulatory restrictions and requirements. At December 31, 2022, we had $20.3 million in brokered deposits the majority of which were in reciprocal deposit programs.

Investments

Our investment policy is to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and to meet pledging requirements for our public funds and other borrowings. Our investment securities consist of: (1) U.S. Treasury obligations; (2) U.S. government agency obligations; (3) mortgage-backed securities; (4) collateralized mortgage obligations; (5) corporate and other debt securities and (6) municipal bonds. Our U.S. Government agency securities comprise the largest share of our investment securities, having a fair value of $195.5 million all of which were classified as held to maturity at December 31, 2022.

The Bank's management asset liability committee and board investment committee are responsible for regular review of our investment activities and the review and approval of our investment policy. These committees monitor our investment securities portfolio and direct our overall acquisition and allocation of funds, with the goal of structuring our portfolio such that our investment securities provide us with a stable source of income but without exposing us to an excessive degree of market risk. During the last five years, our securities portfolio has generated $63.2 million of pre-tax income. For the year ended December 31, 2022, we had no security with an other than temporary impairment recognized.

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

Human Capital Resources

First Guaranty Bank recently reached the milestone of 89 years in operation, and throughout our history, we have worked to build and grow trust and relationships, operating with a strong commitment to the welfare of our customers and communities. Our workforce drives this success and longevity. Our employees are our most valuable asset. They are the face and voice of our institution. At First Guaranty we promote respect, support, and teamwork. Honesty, integrity, and fairness are paramount in all that we do. We actively recruit new employees who operate by these core values, and we continue to instill and promote these principles. We also work to cultivate professionalism, dedication, and an environment of openness, where all can contribute new ideas and innovations. This culture results in employees with passion, drive, and a deep commitment to our customers and communities. The Bank was named the number one “Best Small Bank” in the United States for the third consecutive year by Newsweek in its “America’s Best Banks” survey. We thank our employees for this distinction.

We strive to be socially responsible corporate citizens by supporting our communities and helping them to improve. Our employees are actively involved, volunteering with local charitable organizations, and helping during times of need, such as in the aftermath of hurricanes and other natural disasters. In 2022 our employees volunteered over 2,960 hours of service across Louisiana, in Texas, and in our newest market, the Mideast market in West Virginia and Kentucky. Employees serve both in their personal time and during work hours. In furtherance of our employees’ commitment to service, the Bank contributed over $600,000 in 2022 to charitable organizations in our communities.

Our employees’ personal and professional growth is important to First Guaranty Bank. We offer comprehensive compensation and benefits packages to our employees including a 401(k) Plan, healthcare and insurance benefits, health and childcare flexible spending accounts, and paid vacation and sick time. First Guaranty also provides tuition reimbursement for employees and support for continuing education and advanced certifications. We are an Equal Opportunity Employer committed to workplace diversity, inclusion, equity, and opportunity for everyone.

At December 31, 2022, we had 465 full-time and 34 part-time employees. None of our employees is represented by a collective bargaining group or are parties to a collective bargaining agreement. We believe that our relations with our employees are very good.

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

•Temporarily reducing the community bank leverage ratio alternative available to institutions of less than $10 billion of assets to 8%. The ratio increased to 8.5% for 2021 and reverted to 9% thereafter;

•The establishment of the Paycheck Protection Program (the “PPP”), a specialized low-interest forgivable loan program funded by the U.S. Treasury Department and administered through the SBA’s 7(a) loan guaranty program to support businesses affected by the COVID-19 pandemic; and

•The ability of a borrower of a federally-backed mortgage loan (VA, FHA, USDA, Freddie Mac and Fannie Mae) experiencing financial hardship due, directly or indirectly, to the COVID-19 pandemic, to request forbearance from paying their mortgage by submitting a request to the borrower’s servicer affirming their financial hardship during the COVID-19 emergency. Such a forbearance could be granted for up to 180 days, subject to extension for an additional 180-day period upon the request of the borrower. During that time, no fees, penalties or interest beyond the amounts scheduled or calculated as if the borrower made all contractual payments on time and in full under the mortgage contract could accrue on the borrower’s account. Except for vacant or abandoned property, the servicer of a federally-backed mortgage was prohibited from taking any foreclosure action, including any eviction or sale action, for not less than the 60-day period beginning March 18, 2020, which period was subsequently extended several times by federal mortgage-backing agencies prior to its expiration in 2021.

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

Notwithstanding the foregoing, pursuant to the EGRRCPA, the FDIC finalized a rule, effective January 1, 2020, that established a community bank leverage ratio (tier 1 capital to average consolidated assets) at 9% for institutions under $10 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized. The CARES Act required that the community bank leverage ratio be temporarily lowered to 8%. The federal regulators issued a rule making the reduced ratio effective for the second quarter of 2020. Another rule was issued to transition back to the 9% community bank leverage ratio by increasing the ratio to 8.5% for calendar year 2021 and to 9% thereafter. Eligible institutions may opt into and out of the community bank ratio framework on their quarterly call report. First Guaranty Bank did not elect to follow the community bank leverage ratio as of December 31, 2022.

At December 31, 2022, First Guaranty Bank exceeded all regulatory capital requirements and was considered to be well-capitalized based on FDIC guidelines.

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

As of December 31, 2022, First Guaranty Bank was considered well-capitalized.

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

FHLB System. First Guaranty Bank is a member of the FHLB System, which consists of eleven regional FHLBs. The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB of Dallas, First Guaranty Bank is required to acquire and hold a specified amount of shares of capital stock in the FHLB. As of December 31, 2022, First Guaranty Bank was in compliance with this requirement.

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

Bank holding companies with greater than $3 billion in total consolidated assets are subject to consolidated regulatory capital requirements. We are not subject to the Federal Reserve Board's consolidated capital adequacy guidelines for bank holding companies as we did not have more than $3.0 billion in total assets as of June 30, 2022.

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

Our business, the location of our branches and the real estate used as collateral on our real estate loans are primarily concentrated in Louisiana and North Central Texas. We anticipate continued future loan growth in our new Mideast markets located in Kentucky and West Virginia. At December 31, 2022, approximately 80.4% of the secured loans in our loan portfolio were secured by real estate and other collateral located in our market area. As a result, we are exposed to risks associated with a lack of geographic diversification. The occurrence of an economic downturn in Louisiana and North Central Texas, or adverse changes in laws or regulations in Louisiana and Texas could impact the credit quality of our assets, the businesses of our customers and our ability to expand our business. Our success significantly depends upon the growth in population, income levels, deposits and housing in our market area. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may be negatively affected.

Material fluctuations in the price of oil and gas could adversely affect our business. At December 31, 2022, approximately $119.9 million, or 4.8% of our total loan portfolio was comprised of loans to businesses engaged in support or service activities for oil and gas operations. At December 31, 2022 we had $57.5 million in unfunded loan commitments related to these businesses. In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio. In addition, substantially all of our loans are to individuals and businesses in Louisiana and North Central Texas. Our business customers may not have customer bases that are as diverse as businesses serving regional or national markets. Consequently, any decline in the economy of our market area could have an adverse impact on our revenues and financial condition. In particular, we may experience increased loan delinquencies, which could result in a higher provision for loan losses and increased charge-offs. Any sustained period of increased non-payment, delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, results of operations and financial condition.

We have a significant number of loans secured by real estate, and a downturn in the local or national real estate market could negatively impact our profitability.

At December 31, 2022, approximately 68.7% of our total loan portfolio was secured by real estate, most of which is located in Louisiana and North Central Texas. Future declines in the real estate values in our Louisiana and North Central Texas markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower's obligations to us. First Guaranty may participate in or purchase real estate loans located outside of our traditional markets which may be affected by national or other localized market trends. This could require increasing our allowance for credit losses to address the decrease in the value of the real estate securing our loans which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our loan portfolio consists of a high percentage of loans secured by non-farm non-residential real estate. These loans carry a greater credit risk than loans secured by one- to four-family properties.

Our loan portfolio includes non-farm non-residential real estate loans, primarily loans secured by commercial real estate such as office buildings, hotels and retail facilities. At December 31, 2022, our non-farm non-residential loans totaled $992.9 million, or 39.3% of our total loan portfolio. Our non-farm non-residential real estate loans expose us to greater risk of nonpayment and loss than one- to four-family family residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the borrowers. If we foreclose on these loans, our holding period for the collateral typically is longer than for a one- to four-family residential property because there are fewer potential purchasers of the collateral. In addition, non-farm non-residential real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential loans. Accordingly, charge-offs on non-farm non-residential loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. An unexpected adverse development on one or more of these types of loans can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

A portion of our loan portfolio is comprised of commercial and industrial loans secured by accounts receivables, inventory, equipment or other commercial collateral, the deterioration in value of which could increase the potential for future losses.

At December 31, 2022, $385.3 million, or 15.3% of our total loans, was comprised of commercial and industrial loans to businesses collateralized by general business assets including, among other things, accounts receivable, inventory and equipment and generally backed by a personal guaranty of the borrower or principal. These commercial and industrial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial and industrial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property such as equipment and inventory, which may decline in value more rapidly than we anticipate, or may be difficult to market and sell, exposing us to increased credit risk. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets, resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

A portion of our loan portfolio is comprised of commercial leases secured by equipment or other commercial collateral, the deterioration in value of which could increase the potential for future losses.

At December 31, 2022, $317.6 million, or 12.6% of our total loans, was comprised of commercial leases. These commercial leases are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial leases is subject to the ongoing business operations of the borrower. The collateral securing leases includes equipment and other assets which may decline in value more rapidly than we anticipate, or may be difficult to market and sell, exposing us to increased credit risk. Significant adverse changes in the economy or local market conditions in which our commercial leasing customers operate could cause rapid declines in loan collectability and the values associated with lease assets, resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

A portion of our loan portfolio consists of syndicated loans, including syndicated loans known as shared national credits, secured by assets located generally outside of our market area. Syndicated loans may have a higher risk of loss than other loans we originate because we are not the lead lender and we have limited control over credit monitoring.

Over the last 15 years, we have pursued a focused program to participate in select syndicated loans (loans made by a group of lenders, including us, who share or participate in a specific loan) with a larger regional financial institution as the lead lender. Syndicated loans are typically made to large businesses (which are referred to as shared national credits) or middle market companies (which do not meet the regulatory definition of shared national credits), both of which are secured by business assets or equipment, and commercial real estate located generally outside of our market area. The syndicate group for both types of loans usually consists of two to three other financial institutions. First Guaranty's commitment typically ranges between $5.0 million to $15.0 million. At December 31, 2022, we had $88.3 million in syndicated loans, or 3.5% of our total loan portfolio. At December 31, 2022, we had $61.7 million in syndicated loans that were not shared national credits. On December 21, 2017, the Federal Reserve, FDIC, and Office of Comptroller of the Currency issued a change to the definition of a Shared National Credit. Effective January 1, 2018, the aggregate loan commitment threshold for inclusion in the Shared National Credit (SNC) program increased from $20 million to $100 million. First Guaranty's syndicated loans that meet the revised definition at December 31, 2022 were $26.6 million. Syndicated loans may have a higher risk of loss than other loans we originate because we rely on the lead lender to monitor the performance of the loan. Moreover, our decision regarding the classification of a syndicated loan and loan loss provisions associated with a syndicated loan are made in part based upon information provided by the lead lender. A lead lender also may not monitor a syndicated loan in the same manner as we would for other loans that we originate. If our underwriting of these syndicated loans is not sufficient, our non-performing loans may increase and our earnings may decrease.

If our nonperforming assets increase, our earnings will be adversely affected.

At December 31, 2022, our non-performing assets, which consist of non-performing loans and other real estate owned, were $14.8 million, or 0.47% of total assets. Our non-performing assets adversely affect our net income in various ways:

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

If the allowance for credit losses is not sufficient to cover actual loan losses, earnings could decrease.

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

At December 31, 2022, our allowance for credit losses as a percentage of total loans, net of unearned income, was 0.93% and as a percentage of total non-performing loans was 159.90%. The determination of the appropriate level of allowance is subject to judgment and requires us to make significant estimates of current credit risks and future trends, all of which are subject to material changes. If assumptions prove to be incorrect, the allowance for loan and lease losses may not cover inherent losses in the loan portfolio at the date of the financial statements. Significant additions to the allowance would materially decrease net income. Non-performing loans may increase and non-performing or delinquent loans may adversely affect future performance. Any future credit deterioration, including as a result of COVID-19, could require us to increase our allowance for credit losses in the future. In addition, federal and state regulators periodically review the allowance for loan and lease losses and may require an increase in the allowance for loan and lease losses or recognize further loan charge-offs. Any significant increase in our allowance for credit losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition.

Emphasis on the origination of short-term loans could expose us to increased lending risks.

At December 31, 2022, $1.6 billion, or 64.0% of our total loans consisted of short-term loans, defined as loans whose payments are typically based on ten to 20-year amortization schedules but have maturities typically ranging from one to five years. This results in our borrowers having significantly higher final payments due at maturity, known as a "balloon payment." In the event our borrowers are unable to make their balloon payments when they are due, we may incur significant losses in our loan portfolio. Moreover, while the shorter maturities of our loan portfolio help us to manage our interest rate risk, they also increase the reinvestment risk associated with new loan originations. During an economic slow-down, we might incur significant losses as our loan portfolio matures.

The level of our commercial real estate loan portfolio subjects us to additional regulatory scrutiny.

The FDIC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multifamily and non-owner occupied, non-farm, non-residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these factors, we have a concentration in loans of the type described in (ii), above, or 399% of our total capital at December 31, 2022. The purpose of the guidance is to assist banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Our bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our commercial real estate and multifamily lending and/or the requirement that we maintain higher levels of regulatory capital, either of which would adversely affect our loan originations and profitability.
We are subject to regulatory enforcement risk, reputation risk and litigation risk regarding our participation in the PPP and Main Street Lending Program and we are subject to the risk that the SBA may not fund some or all PPP loan guarantees.

The CARES Act included the PPP as a loan program administered through the SBA and the Main Street Lending Program ("MSLP") administered through the U.S. Treasury Department. Under the PPP, small businesses and other entities and individuals applied for loans from existing SBA lenders and other approved regulated lenders that enrolled in the program, subject to detailed qualifications and eligibility criteria.

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

We were also a participating lender in the Federal Reserve’s MSLP. The Federal Reserve established the MSLP to support lending to small and midsized for-profit businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. The program was terminated on January 8, 2021. We were able to transfer/sell 95% of the originated principal loan balances to a special purpose vehicle created by the Federal Reserve; however, we retained 5% of the originated principal balance, including the associated credit risk on such amounts. In addition, we are subject to potential litigation risk with respect to the entire loans, including the transferred/sold portions of the loan balances.

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

The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings and cash flows depend to a great extent upon the level of our net interest income, or the difference between the interest income we earn on loans, investments and other interest-earning assets, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. The Federal Reserve increased interest rates significantly during 2022. Both the pace of these increases and the resulting interest rate levels are unprecedented in recent times. This new interest rate environment could have a number of effects on our business, which may include reduced loan demand, increased delinquencies and increased loan paydowns and payoffs. Conversely, a decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan portfolio and increased competition for deposits. Accordingly, changes in the level of market interest rates affect our net yield on interest-earning assets, loan origination volume, loan portfolio and our overall results. Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in market interest rates, those rates are affected by many factors outside of our control, including governmental monetary policies, inflation, deflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets.

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
Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, the sale of our investment securities, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff. Recent increases in interest rates have resulted in increased competition for deposits. If customers move money out of bank deposits and into other investments such as money market funds, we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income. As stated above, public funds are a sizeable portion of our deposits. Loss of a large public funds depositor at the end of a contract would negatively impact liquidity.
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

Public funds deposits are a significant source of funds for our lending and investment activities. At December 31, 2022, $1.1 billion, or 40.9% of our total deposits, consisted of public funds deposits from local government entities such as school districts, hospital districts, sheriff departments and other municipalities, which are collateralized by letters of credit from the Federal Home Loan Bank ("FHLB"), investment securities, and reciprocal deposit insurance programs. Given our dependence on high-average balance public funds deposits as a source of funds, our inability to retain such funds could significantly and adversely affect our liquidity. Further, our public funds deposits are primarily demand deposit accounts or short-term time deposits and are therefore more sensitive to interest rate risks. If we are forced to pay higher rates on our public funds accounts to retain those funds, or if we are unable to retain such funds and we are forced to resort to other sources of funds for our lending and investment activities, such as borrowings from the FHLB, the interest expense associated with these other funding sources may be higher than the rates we are currently paying on our public funds deposits, which would adversely affect our net income.

Risks Related to Business Strategy

Our strategy of pursuing acquisitions exposes us to financial, execution and operational risks that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

On January 6, 2023, we entered into a definitive agreement with Lone Star Bank, a Texas state-chartered bank with its main office in Houston, Texas, pursuant to which we intend to acquire all of the issued and outstanding shares of Lone Star Bank common stock in exchange solely for shares of First Guaranty common stock through the merger of Lone Star Bank with and into First Guaranty Bank, with First Guaranty Bank surviving the merger. First Guaranty will incur significant, non-recurring merger-related transaction and integration costs in connection with the merger. In addition to the transaction and integration costs, the merger with Lone Star Bank will require our management to devote a significant amount of time and resources that could otherwise be directed to the business and operations of First Guaranty and First Guaranty Bank, which could adversely affect our business, financial condition and results of operations.

Consummation of the merger is expected to result in dilution of our current shareholders’ investments. The issuance of First Guaranty common stock in connection with the merger will dilute the ownership interests of current First Guaranty shareholders and will dilute the per share book value of First Guaranty common stock. Further, the success of the merger will depend on, among other things, our ability to successfully combine the businesses of First Guaranty Bank and Lone Star Bank. If we are unable to successfully integrate Lone Star Bank into First Guaranty Bank’s existing operations, the anticipated benefits of the merger may not be realized fully, or at all, or may take longer to realize than anticipated.

The merger may not be consummated unless certain conditions are met; satisfaction of many of these conditions is beyond First Guaranty’s and Lone Star Bank’s control. If these conditions are not satisfied or waived, the merger will not be completed or may be delayed and each of First Guaranty and Lone Star Bank may lose some or all of the intended benefits of the merger. In addition, either First Guaranty or Lone Star Bank may terminate the merger agreement under certain circumstances.

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

Net interest income is the most significant component of our operating income. For the year ended December 31, 2022, our net interest income totaled $100.0 million in comparison to our total noninterest income of $11.0 million earned during the same year. We do not rely on nontraditional sources of fee income utilized by some community banks, such as fees from sales of insurance, securities or investment advisory products or services. The amount of our net interest income is influenced by the overall interest rate environment, competition, and the amount of interest-earning assets relative to the amount of interest-bearing liabilities. In the event that one or more of these factors were to result in a decrease in our net interest income, we have limited sources of noninterest income to offset any decrease in our net interest income.

We obtain a significant portion of our noninterest revenue through service charges on core deposit accounts, and regulations impacting service charges could reduce our fee income.

A significant portion of our noninterest revenue is derived from service charge income. During the year ended December 31, 2022, service charges, commissions and fees represented $3.2 million, or 28.7% of our total noninterest income excluding losses on securities. During the year ended December 31, 2021, service charges, commissions and fees represented $2.7 million, or 26.9% of our total noninterest income excluding gains on securities. The largest component of this service charge income is overdraft-related fees. Management believes that changes in banking regulations pertaining to rules on certain overdraft payments on consumer accounts have and will continue to have an adverse impact on our service charge income. Additionally, changes in customer behavior, as well as increased competition from other financial institutions, may result in declines in deposit accounts or in overdraft frequency resulting in a decline in service charge income. A reduction in deposit account fee income could have a material adverse effect on our earnings.

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

In June 2016, the FASB issued a standard, Financial Instruments – Credit Losses, that will significantly change how banks measure and recognize credit impairment for many financial assets from an incurred loss methodology to a current expected loss model. The current expected credit loss model will require banks to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets that are in the scope of the standard. First Guaranty adopted this standard effective January 1, 2023.

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

While we attempt to invest a significant percentage of our assets in loans (our loan to deposit ratio was 92.5% at December 31, 2022), we invest a portion of our total assets (14.3% at December 31, 2022) in investment securities with the primary objectives of providing a source of liquidity, generating an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements of our public funds deposits and meeting regulatory capital requirements. At December 31, 2022, the carrying value of our securities portfolio was $451.5 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause an other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. At December 31, 2022, First Guaranty had no corporate debt securities with other-than-temporary impairment. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, financial condition and results of operations.

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

We may be adversely affected by the transition from LIBOR (London Interbank Offer Rate)

We hold assets, liabilities, and derivatives that are indexed to the various tenors of LIBOR including but not limited to the one-month LIBOR, three-month LIBOR, one-year LIBOR, and the ten-year constant maturing swap rate. The LIBOR yield curve is also utilized in the fair value calculation of many of these instruments. The reform of major interest benchmarks led to the announcement of the United Kingdom’ s Financial Conduct Authority, the regulator of the LIBOR index, that LIBOR would not be supported in its current form after the end of 2021. In December 2020, the administrator of LIBOR announced its intention to (i) cease the publication of the one-week and two-month U.S. dollar LIBOR after December 31, 2021, and (ii) cease the publication of all other tenors of U.S. dollar LIBOR (one, three, six and 12 month LIBOR) after June 30, 2023. While in the U.S., the Alternative Rates Committee of the FRB and Federal Reserve Bank of New York have identified the SOFR as an alternative U.S. dollar reference interest rate, it is too early to predict the financial impact this rate index replacement may have, if at all. First Guaranty had approximately $47.7 million in loans indexed to LIBOR at December 31, 2022.

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
•depositor confidence may be shaken, which could lead to deposit outflows that could cause liquidity concerns; and
•the downgrade of the United States government's sovereign credit rating, any related rating agency action in the future, and the downgrade of the sovereign credit ratings for several European nations could negatively impact our business, financial condition and results of operations.

The rapid rise in interest rates during 2022, the resulting industry-wide reduction in the fair value of securities portfolios, and the related bank runs that led to the failures of Silicon Valley Bank and Signature Bank (New York) in March 2023, among other events, have resulted a current state of volatility and uncertainty with respect to the health of the U.S. banking system, particularly around liquidity, uninsured deposits and customer concentrations. While we are unable to predict the full impact of this turmoil, it is likely to result in among other things, increased regulatory pressures, which could have material adverse effects on our business, results of operations, financial condition and growth prospects.

Our FDIC deposit insurance premiums and assessments may increase, which would reduce our profitability.

The deposits of the Bank are insured by the FDIC up to legal limits and, accordingly, subject to the payment of FDIC deposit insurance assessments. The Bank’s regular assessments are determined by its risk classification, which is based on a number of factors, including regulatory capital levels, asset growth and asset quality. On March 12, 2023, the Department of the Treasury, the Federal Reserve and the FDIC issued a joint statement relating to the resolution of Silicon Valley Bank, Santa Clara, California, and Signature Bank, New York, New York which stated that losses to support uninsured deposits of those banks would be recovered via a special assessment on banks. Although the exact terms of that special assessment have not been announced, it is likely to increase the FDIC deposit insurance assessments incurred by the Bank. In addition, other changes to the assessment regime, including as a result of additional bank failures and any potential increase in the statutory deposit insurance limits or rates are likely to result in increased deposit insurance costs to the Bank. The announced special assessment, as well as any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have a material adverse effect on our business, financial condition and results of operations.

Changes in the policies of monetary authorities and other government action could adversely affect our profitability.

Our results of operations are affected by credit policies of monetary authorities, particularly the policies of the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. government securities, changes in the discount rate or the federal funds rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, particularly in light of the continuing threat of terrorist attacks, the current military operations in the Middle East, COVID-19, changes in rates of inflation, and uncertainty with the recent conflict in Eastern Europe, we cannot predict possible future changes in interest rates, deposit levels, loan demand or our business and earnings. Furthermore, the actions of the United States government and other governments in responding to such terrorist attacks, the military operations in the Middle East, or uncertainty in Eastern Europe, may result in currency fluctuations, exchange controls, market disruption and other adverse effects.

Curtailment of government guaranteed loan programs could affect a segment of our business, and government agencies may not honor their guarantees if we do not originate loans in compliance with their guidelines.

As of December 31, 2022, $38.2 million, or 1.5% of our total loan portfolio, was comprised of loans where all or some portion of the loans were guaranteed through the SBA, USDA or FSA lending programs, and we intend to grow this segment of our portfolio in the future. The majority of this portfolio, $5.9 million, was comprised of loans originated under the SBA PPP program at December 31, 2022. From time to time, the government agencies that guarantee these loans reach their internal limits and cease to guarantee loans. In addition, these agencies may change their rules for loans or Congress may adopt legislation that would have the effect of discontinuing or changing the loan programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. Therefore, if these changes occur, the volume of loans to small business, industrial and agricultural borrowers of the types that now qualify for government guaranteed loans could decline. Also, the profitability of these loans could decline.

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

Risk Associated with an Investment in our Securities

An active, liquid market for our securities may not be sustained.

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

Although the depositary shares underlying our 6.75% Series A Fixed-Rate Non-Cumulative perpetual preferred stock (the “Series A Preferred Stock”) are currently traded on the [Nasdaq Global Market], there is currently very low liquidity, and we do not expect an active trading market for our depositary shares to develop or be sustained. Because of this, it may be more difficult for holders of our depositary shares to sell their depositary shares.

We have several large shareholders, and such shareholders may independently vote their shares in a manner that you may not consider to be consistent with your best interest or the best interest of our shareholders as a whole.

Our principal shareholders (Marshall T. Reynolds, William K. Hood and Edgar R. Smith III) beneficially own, approximately 40% of our outstanding common stock as of December 31, 2022. Each of these shareholders will continue to have the ability to independently vote a meaningful percentage of our outstanding common stock on all matters put to a vote of our shareholders, including the election of our board of directors and certain other significant corporate transactions, such as a merger or acquisition transaction. On any such matter, the interests of these shareholders may not coincide with the interests of the other holders of our common stock and any such difference in interests may result in that shareholder voting its shares in a manner inconsistent with the interests of other shareholders.

Our ability to declare and pay dividends is limited.

We have no obligation to continue paying dividends, and we may change our dividend policy at any time without prior notice to our common shareholders. In addition, our ability to pay dividends will continue to be subject, among other things, to certain regulatory guidance and/or restrictions. Future dividends, if any, will be declared and paid at the discretion of our board of directors and will depend on a number of factors, including our and First Guaranty Bank’s capital levels. Subject to certain exceptions, the terms of our senior debt and subordinated debt prohibit us from paying dividends on shares of our capital stock at times when we are deferring the payment of interest on such subordinated debt. Moreover, our ability to pay dividends on our common stock is limited by the terms of our Series A Preferred Stock which provides that if we have not paid dividends on the Series A Preferred Stock for the most recently completed dividend period, then no dividend or distribution shall be declared, paid, or set aside for payment on shares of our common stock.

Our principal source of funds used to pay cash dividends on our common stock will be cash we may hold from time to time as well as dividends that we receive from First Guaranty Bank. Although First Guaranty Bank’s asset quality, earnings performance, liquidity and capital requirements will be taken into account before we declare or pay any future dividends on our capital stock, our board of directors will also consider our liquidity and capital requirements and our board of directors could determine to declare and pay dividends without relying on dividend payments from First Guaranty Bank.

Federal and state banking laws and regulations and state corporate laws restrict the amount of dividends we may declare and pay and that First Guaranty Bank may declare and pay to us. For example, Federal Reserve regulations implementing the capital rules required under Basel III do not permit dividends unless capital levels exceed certain higher levels applying capital conservation buffers. In addition, the Federal Reserve has issued supervisory guidance advising bank holding companies to eliminate, defer or reduce dividends paid on common stock and other forms of capital, like the Series A Preferred Stock, where the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, the company’s prospective rate of earnings retention is not consistent with the company’s capital needs and overall current and prospective financial condition or the company will not meet, or is in danger of not meeting, minimum regulatory capital adequacy ratios. Recent supplements to this guidance reiterate the need for bank holding companies to inform their applicable reserve bank sufficiently in advance of the proposed payment of a dividend in certain circumstances.

The Series A Preferred Stock constitutes an equity security and ranks junior to all of our indebtedness and will rank junior to our and First Guaranty Bank’s future indebtedness.

Shares of the Series A Preferred Stock are equity interests in First Guaranty and do not constitute indebtedness. Accordingly, shares of the Series A Preferred Stock and the related depositary shares are and will be junior in right of payment to any existing and all future indebtedness and other non-equity claims of First Guaranty with respect to assets available to satisfy claims on us, including in a liquidation of First Guaranty. In the event of our bankruptcy, liquidation, dissolution or winding-up, our assets will be available to pay obligations on the Series A Preferred Stock and any parity stock only after all of our liabilities have been paid and any obligations we owe on any securities that rank senior to the Series A Preferred Stock then outstanding, if any, have been satisfied. In case of such bankruptcy, liquidation, dissolution or winding-up, the Series A Preferred Stock will rank equally with any parity stock in the distribution of our assets. Holders of the depositary shares may be fully subordinated to interests held by the U.S. government in the event of a receivership, insolvency, liquidation or similar proceeding. In addition, our existing indebtedness restricts payment of dividends on the Series A Preferred Stock, and any future indebtedness may further restrict payment of dividends on the Series A Preferred Stock.

The Series A Preferred Stock and the depositary shares representing the Series A Preferred Stock effectively rank junior to any existing and all future liabilities of our subsidiary First Guaranty Bank.

First Guaranty is a financial holding company and conducts substantially all of our operations through our subsidiary First Guaranty Bank. Our right to participate in any distribution of the assets of our subsidiaries upon any liquidation, reorganization, receivership or conservatorship of any subsidiary (and thus the ability of the holder of the Series A Preferred Stock and the holders of the depositary shares to benefit indirectly from such distribution) will rank junior to the prior claims of that subsidiary’s creditors. In the event of bankruptcy, liquidation or winding-up, there may not be sufficient assets remaining, after paying our and our subsidiaries’ liabilities, to pay amounts due on any or all of the Series A Preferred Stock and the depositary shares representing the Series A Preferred Stock then outstanding.

The Series A Preferred Stock and the depositary shares representing the Series A Preferred Stock places no restrictions on our business or operations or on our ability to incur indebtedness or engage in any transactions, subject only to the limited voting rights of the shares of Series A Preferred Stock.

Dividends on the Series A Preferred Stock are non-cumulative and discretionary. If our board of directors does not authorize and declare a dividend for any dividend period, the holder of the Series A Preferred Stock, and therefore the holders of the depositary shares, will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and be payable. We will have no obligation to pay dividends for such dividend period, whether or not dividends are authorized and declared for any subsequent dividend period with respect to the Series A Preferred Stock. Our board of directors may determine that it would be in our best interests to pay less than the full amount of the stated dividends on the Series A Preferred Stock or no dividend for any dividend period even if funds are available. Factors that would be considered by our board of directors in making this determination include our financial condition, liquidity and capital needs, the impact of current and pending legislation and regulations, economic conditions, our ability to service any equity or debt obligations senior to the Series A Preferred Stock, any credit agreements to which we are a party, tax considerations and such other factors as our board of directors may deem relevant.

Unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of preferred stock like the Series A Preferred Stock dividends are payable only when, as and if authorized and declared by our board of directors or a duly authorized committee of the board and, as a Louisiana corporation and financial holding company, we are subject to restrictions on payments of dividends out of lawfully available funds as described elsewhere in this Annual Report on Form 10-K.

The holders of the Series A Preferred Stock, and therefore the holders of the depositary shares representing the Series A Preferred Stock, have limited voting rights.

Until and unless we are in arrears on our dividend payments on the Series A Preferred Stock for six quarterly dividend periods, whether consecutive or not, the holders of the Series A Preferred Stock, and therefore the holders of the depositary shares, have no voting rights with respect to matters that generally require the approval of voting shareholders, except with respect to certain fundamental changes in the terms of the Series A Preferred Stock, and except as may be required by the rules of any securities exchange or quotation system on which the Series A Preferred Stock is listed, traded or quoted or by Louisiana law. If dividends on the Series A Preferred Stock are not paid in full for six dividend periods, whether consecutive or not, the holders of Series A Preferred Stock, voting together as a class with any other equally ranked series of preferred stock that have similar voting rights then outstanding, if any, will have the right, at the first annual meeting or special meeting held thereafter and at subsequent annual meetings, to elect two directors to our board. The terms of the additional directors so elected will end upon the payment or setting aside for payment by us of continuous noncumulative dividends for at least twelve consecutive months on the Series A Preferred Stock and any other equally ranked series of preferred stock then outstanding, if any.

Holders of the depositary shares must act through the depositary to exercise any voting rights of the Series A Preferred Stock. Although each depositary share is entitled to 1/40th of a vote, the depositary can only vote whole shares of Series A Preferred Stock. While the depositary will vote the maximum number of whole shares of Series A Preferred Stock in accordance with the instructions it receives, any remaining fractional votes of holders of the depositary shares underlying such shares of Series A Preferred Stock will not be voted.

First Guaranty and First Guaranty Bank have incurred indebtedness, and may in the future incur additional indebtedness, which have rights that are senior to those of First Guaranty’s shareholders.

At December 31, 2022, First Guaranty had an aggregate of $56.9 million of senior and subordinated indebtedness outstanding. The notes we have issued, as well as any note we may issue in the future, rank senior to shares of First Guaranty’s common and preferred stock. In addition, any indebtedness owed by First Guaranty Bank is and will be structurally senior to the rights of the holders of First Guaranty’s common and preferred stock. In the event of any bankruptcy, dissolution or liquidation of First Guaranty, these notes, along with First Guaranty’s other indebtedness, would have to be repaid before First Guaranty’s shareholders would be entitled to receive any of the assets of First Guaranty.

First Guaranty or First Guaranty Bank may from time to time issue, or assume in connection with an acquisition, additional subordinated indebtedness that would have to be repaid before First Guaranty’s shareholders would be entitled to receive any of the assets of First Guaranty or First Guaranty Bank.

An investment in our common stock or depositary shares is not an insured deposit and is not guaranteed by the FDIC.

An investment in our common stock or depositary shares is not a bank deposit and, therefore, is not insured against loss or guaranteed by the FDIC, any other deposit insurance fund or by any other public or private entity. An investment in our common stock or depositary shares is inherently risky for the reasons described herein and our shareholders will bear the risk of loss if the value or market price of our common stock or depositary shares is adversely affected.

Item 1B – Unresolved Staff Comments

None.

Item 2 - Properties

First Guaranty does not directly own any real estate, but it does own real estate indirectly through the Bank. The Bank operates 36 banking facilities. The following table sets forth certain information relating to each office. The net book value of premises and equipment at all branch locations, including the raw land of branches under development, at December 31, 2022 totaled $58.2 million. We believe that our properties are adequate for our business operations as they are currently being conducted.

Location	Use of Facilities	Year Facility Opened or Acquired	Owned/Leased
First Guaranty Square 400 East Thomas Street Hammond, LA 70401	First Guaranty Bank's Main Office	1975	Owned
2111 West Thomas Street Hammond, LA 70401	Guaranty West Banking Center	1974	Owned
455 West Railroad Avenue Independence, LA 70443	Independence Banking Center	1979	Owned
301 Avenue F Kentwood, LA 70444	Kentwood Banking Center	1975	Owned
189 Burt Blvd Benton, LA 71006	Benton Banking Center	2010	Owned
126 South Hwy. 1 Oil City, LA 71061	Oil City Banking Center	1999	Owned
401 North 2nd Street Homer, LA 71040	Homer Main Banking Center	1999	Owned
10065 Hwy 79 Haynesville, LA 71038	Haynesville Banking Center	1999	Owned
117 East Hico Street Dubach, LA 71235	Dubach Banking Center	1999	Owned
102 East Louisiana Avenue Vivian, LA 71082	Vivian Banking Center	1999	Owned
500 North Cary Avenue Jennings, LA 70546	Jennings Banking Center	1999	Owned
799 West Summers Drive Abbeville, LA 70510	Abbeville Banking Center	1999	Owned
2231 S. Range Avenue Denham Springs, LA 70726	Denham Springs Banking Center	2005	Owned
500 West Pine Street Ponchatoula, LA 70454	Ponchatoula Banking Center	2016	Owned
29815 Walker Rd S Walker, LA 70785	Walker Banking Center	2007	Owned
6151 Hwy 10 Greensburg, LA 70441	Greensburg Banking Center	2011	Owned
723 Avenue G Kentwood, LA 70444	Kentwood West Banking Center	2011	Owned
35651 Hwy 16 Montpelier, LA 70422	Montpelier Banking Center	2011	Owned
33818 Hwy 16 Denham Springs, LA 70706	Watson Banking Center	2011	Owned
8951 Synergy Dr. #100 McKinney, TX 75070	McKinney Banking Center	2017	Owned
7600 Woodway Drive Waco, TX 76712	Waco Banking Center	2017	Owned
2209 W. University Dr. Denton, TX 76201	Denton Banking Center	2017	Owned
2001 N. Handley Ederville Road Fort Worth, TX 76118	Fort Worth Banking Center	2017	Owned
603 Main Street #101 Garland, TX 75040	Garland Banking Center	2017	Leased
4221 Airline Drive Bossier City, LA 71111	Bossier City Banking Center	2017	Owned
4740 Nelson Rd #320 Lake Charles, LA 70605	Lake Charles Loan Production Office	2019	Leased
632 West Oak Street Amite, LA 70422	Amite Banking Center	2019	Owned
1701 Metro Drive Alexandria, LA 71301	Alexandria Banking Center	2019	Owned

1110 Shirley Road Bunkie, LA 71322	Bunkie Banking Center	2019	Owned
2705 Main Street Hessmer, LA 71341	Hessmer Banking Center	2019	Owned
305 North Main Street Marksville, LA 71351	Marksville Banking Center	2019	Owned
211 East Tunica Drive Marksville, LA 71351	Tunica Banking Center	2019	Owned
10710 Highway 1 Moreauville, LA 71355	Moreauville Banking Center	2019	Owned
40 Pinecrest Drive Pineville, LA 71360	Pineville Banking Center	2019	Owned
15 Second Street Vanceburg, Kentucky 41179	Vanceburg Banking Center	2021	Owned
173 Bombarder Way, Jct. Routes 50 and 76 Bridgeport, West Virginia 26330	Bridgeport Loan and Deposit Production Office	2021	Leased

Item 3 - Legal Proceedings

First Guaranty is subject to various legal proceedings in the normal course of its business. First Guaranty assesses its liabilities and contingencies in connection with outstanding legal proceedings. Where it is probable that First Guaranty will incur a loss and the amount of the loss can be reasonably estimated, First Guaranty records a liability in its consolidated financial statements. First Guaranty does not record a loss if the loss is not probable or the amount of the loss is not estimable. First Guaranty Bank is a defendant in a lawsuit alleging fault for a loss of funds by a customer related to fraud by a third party, with a possible loss range of $0.0 million to $1.5 million. The Bank denies the allegations and intends to vigorously defend against this lawsuit, which is in very early stages. No trial has been set, therefore, no accrued liability has been recorded related to this lawsuit. First Guaranty settled a case in the third quarter of 2021 for $1.1 million. A receivable for $0.9 million has been recorded for recovery through First Guaranty's insurance coverage. In the opinion of management, neither First Guaranty nor First Guaranty Bank is currently involved in such legal proceedings, either individually or in the aggregate, that the resolution is expected to have a material adverse effect on First Guaranty’s consolidated results of operations, financial condition, or cash flows. However, one or more unfavorable outcomes in these ordinary claims or litigation against First Guaranty or First Guaranty Bank could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or ultimate outcomes, such matters are costly, divert management’s attention, and may materially and adversely affect the reputation of First Guaranty and First Guaranty Bank, even if resolved favorably.

Item 4 - Mine Safety Disclosures

Not applicable.

PART II

Item 5 - Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are traded on the Nasdaq Global Market under the symbol "FGBI". As of December 31, 2022, there were approximately 1,500 holders of record of our common stock.

The depositary shares underlying our Series A Preferred Stock are traded on the Nasdaq Global Market under the symbol “FGBIP”.

Our common and preferred shareholders are entitled to receive dividends when, and if, declared by the Board of Directors, out of funds legally available for dividends. We have paid quarterly cash dividends on our common stock for each of the last 118 quarters dating back to the third quarter of 1993. The Board of Directors intends to continue to pay regular quarterly cash dividends on both our common and preferred stock. The ability to pay dividends in the future will depend on our earnings and financial condition, liquidity and capital requirements, regulatory restrictions, the general economic and regulatory climate and ability to service any equity or debt obligations senior to common stock. There are legal restrictions on the ability of First Guaranty Bank to pay cash dividends to First Guaranty Bancshares, Inc. Under federal and state law, we are required to maintain certain surplus and capital levels and may not distribute dividends in cash or in kind, if after such distribution we would fall below such levels. Specifically, an insured depository institution is prohibited from making any capital distribution to its shareholders, including by way of dividend, if after making such distribution, the depository institution fails to meet the required minimum level for any relevant capital measure including the risk-based capital adequacy and leverage standards.

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

First Guaranty Bancshares, Inc. did not repurchase any of its shares of common stock during the fourth quarter of 2022.

Item 6 - [Reserved]

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. A discussion regarding significant changes in our financial condition from December 31, 2020 to December 31, 2021 and our results of operations for the year ended December 31, 2021 can be found under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 16, 2022, which is available on the SEC's website at www.sec.gov and First Guaranty's website, www.fgb.net This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under "Forward-Looking Statements," "Risk Factors" and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.

Overview

First Guaranty Bancshares is a Louisiana corporation and a financial holding company headquartered in Hammond, Louisiana. Our wholly-owned subsidiary, First Guaranty Bank, a Louisiana-chartered commercial bank, provides personalized commercial banking services primarily to Louisiana and Texas customers through 36 banking facilities primarily located in the MSAs of Hammond, Baton Rouge, Lafayette, Shreveport-Bossier City, Lake Charles and Alexandria, Louisiana and Dallas-Fort Worth-Arlington, Waco, Texas and Mideast markets in Kentucky and West Virginia. We emphasize personal relationships and localized decision making to ensure that products and services are matched to customer needs. We compete for business principally on the basis of personal service to customers, customer access to officers and directors and competitive interest rates and fees.

Total assets were $3.2 billion at December 31, 2022 and $2.9 billion at December 31, 2021. Total deposits were $2.7 billion at December 31, 2022 and $2.6 billion at December 31, 2021. Total loans were $2.5 billion at December 31, 2022, an increase of $359.7 million, or 16.7%, compared with $2.2 billion at December 31, 2021. Total shareholders' equity was $235.0 million and $223.9 million at December 31, 2022 and December 31, 2021, respectively.

Net income was $28.9 million and $27.3 million for the years ended December 31, 2022 and 2021, respectively. We generate most of our revenues from interest income on loans, interest income on securities, sales of securities, ATM and debit card fees and service charges, commissions and fees. We incur interest expense on deposits and other borrowed funds and noninterest expense such as salaries and employee benefits and occupancy and equipment expenses. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowings which are used to fund those assets. Net interest income is our largest source of revenue. To evaluate net interest income, we measure and monitor: (1) yields on our loans and other interest-earning assets; (2) the costs of our deposits and other funding sources; (3) our net interest spread and (4) our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources.

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

Financial highlights for 2022 and 2021:
•Total assets increased $273.2 million, or 9.5%, to $3.2 billion at December 31, 2022 when compared with December 31, 2021. Total loans at December 31, 2022 were $2.5 billion, an increase of $359.7 million, or 16.7%, compared with December 31, 2021. Total deposits were $2.7 billion at December 31, 2022, an increase of $127.3 million, or 4.9% compared with December 31, 2021. Retained earnings were $76.4 million at December 31, 2022, an increase of $19.7 million compared to $56.7 million at December 31, 2021. Shareholders' equity was $235.0 million and $223.9 million at December 31, 2022 and December 31, 2021, respectively.
•Net income for each of the years ended December 31, 2022 and 2021 was $28.9 million and $27.3 million, respectively.
•Earnings per common share were $2.48 for the year ended December 31, 2022 and $2.42 for the year ended December 31, 2021. Total weighted average common shares outstanding were 10,716,796 at December 31, 2022 and December 31, 2021.
•First Guaranty participated in the SBA Paycheck Protection Program ("PPP") under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The CARES Act authorized the SBA to guarantee loans under a new 7(a) loan program known as the PPP. As a qualified SBA lender, we were automatically authorized to originate PPP loans. The SBA will guarantee 100% of the PPP loans made to eligible borrowers and will forgive such loans. The program has been conducted in two phases which First Guaranty classifies as Round 1 loans (originated in 2020) and Round 2 loans (originated in 2021). As of December 31, 2022, First Guaranty had remaining Round 1 PPP loans of $2.0 million with deferred fees of $16,000 and Round 2 PPP loans of $3.9 million with deferred fees of $16,000 remaining. $1.3 million in PPP fees were recognized during 2022 compared to $2.0 million in PPP fees recognized in 2021.
•The allowance for loan and lease losses was 0.93% of total loans at December 31, 2022 compared to 1.11% at December 31, 2021. First Guaranty attributes the decrease in the allowance as a percentage of loans to the improvement in factors related to the COVID-19 pandemic offset by growth in the loan portfolio identified risks. First Guaranty had acquisition related loan discounts that totaled approximately $1.1 million at December 31, 2022. First Guaranty had $5.9 million at December 31, 2022 of SBA guaranteed PPP loans that have no related allowance due to the 100% government guarantee in accordance with regulatory guidance.
•The provision for loan losses totaled $3.7 million for 2022 compared to $2.1 million in 2021.
•Net interest income for 2022 was $100.0 million compared to $89.6 million for 2021.
•Noninterest income for 2022 was $11.0 million compared to $10.8 million for 2021. Excluding the impact of securities gains, noninterest income for 2022 improved to $11.0 million from $10.0 million for 2021. The increase was primarily due to higher gains on loan sales.
•The net interest margin was 3.47% for 2022 and 3.44% for 2021. The increase was driven by an increase in loan yields, including loan fees, which increased more than the cost of liabilities. Loans as a percentage of average interest earning assets increased to 79.8% at December 31, 2022 compared to 77.3% at December 31, 2021.
•Investment securities totaled $451.5 million at December 31, 2022, an increase of $87.4 million when compared to $364.2 million at December 31, 2021. Losses on the sale of securities were $17,000 for 2022 as compared to gains of $0.7 million for 2021. At December 31, 2022, available for sale securities, at fair value, totaled $131.5 million, a decrease of $79.2 million when compared to $210.6 million at December 31, 2021. At December 31, 2022, held to maturity securities, at amortized cost, totaled $320.1 million as compared to $153.5 million at December 31, 2021. During the first quarter of 2022, First Guaranty designated $165.8 million of AFS securities for HTM status.
•Total loans net of unearned income were $2.5 billion at December 31, 2022 compared to $2.2 billion at December 31, 2021. Total loans net of unearned income are reduced by the allowance for loan and lease losses which totaled $23.5 million at December 31, 2022 and $24.0 million at December 31, 2021.
•Total impaired loans increased $4.4 million to $19.4 million at December 31, 2022 compared to $15.0 million at December 31, 2021.
•Nonaccrual loans decreased $3.1 million to $13.6 million at December 31, 2022 compared to $16.7 million at December 31, 2021.
•First Guaranty is a smaller reporting company and delayed the adoption of ASU 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments" ("CECL"). First Guaranty used the incurred loss model for the calculation of its allowance for December 31, 2022. First Guaranty adopted ASU 2016-13 effective January 1, 2023.
•Return on average assets was 0.97% and 1.01% for the years ended December 31, 2022 and 2021, respectively. Return on average common equity was 13.64% and 14.06% for 2022 and 2021, respectively. Return on average assets is calculated by dividing net income by average assets. Return on average common equity is calculated by dividing net income by average common equity.
•Book value per common share was $18.84 as of December 31, 2022 compared to $17.81 as of December 31, 2021. Tangible book value per common share was $17.23 as of December 31, 2022 compared to $16.13 as of December 31, 2021. The increase in book value was due primarily to an increase in retained earnings partially offset by changes in accumulated other comprehensive income ("AOCI"). AOCI is comprised of unrealized gains and losses on available for sale securities, including unrealized losses on available for sale securities at the time of transfer to held to maturity.

•First Guaranty's Board of Directors declared cash dividends of $0.64 per common share in 2022. First Guaranty also declared cash dividends of $0.64 in 2021, which was the equivalent of $0.60 per common share after adjusting for the 10% common stock dividend paid in December 2021. First Guaranty has paid 118 consecutive quarterly dividends on its common stock as of December 31, 2022.
•First Guaranty paid preferred cash dividends of $2.3 million during 2022. The preferred stock was issued in April of 2021.

Recent Developments

Legal Settlement

First Guaranty was a defendant in a lawsuit alleging overpayment on a loan related to a disputed interest rate. First Guaranty settled this lawsuit in February of 2023 for $0.6 million.

Lone Star Acquisition

On January 6, 2023, we entered into a definitive agreement to acquire Lone Star Bank, a Texas state-chartered bank with its main office in Houston, Texas. Under the terms of the agreement, we will acquire all of the issued and outstanding shares of Lone Star Bank common stock in exchange solely for shares of First Guaranty common stock through the merger of Lone Star Bank with and into First Guaranty Bank, with First Guaranty Bank surviving the merger. Based on December 31, 2022 financials, the combined financial institution would have approximately $3.2 billion in total assets, $2.5 billion in total loans, and $2.8 billion in total deposits following the close of the merger.

As a result of the proposed merger, First Guaranty Bank will acquire four banking locations in Texas: two locations in Houston and two locations west of Houston along the I-10 corridor in Sealy and Columbus.

Employee Stock Grant Program

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

In addition, the same process is utilized by First Guaranty Bancshares, Inc. at the conclusion of each year for the grant of stock bonuses to members of Management of First Guaranty Bank, selected by the Board of Directors of First Guaranty Bancshares, Inc. Those awards have averaged approximately $275,000 or 12,500 shares per year. The SEC has requested information concerning this practice. No process has been instituted; only, a request for information. First Guaranty has provided the requested information.

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

Financial Condition

Assets

Our total assets were $3.2 billion at December 31, 2022, an increase of $273.2 million, or 9.5%, from total assets of $2.9 billion at December 31, 2021. Assets increased primarily due to increases in net loans of $360.2 million and investment securities of $87.4 million, partially offset by a decrease in cash and cash equivalents of $178.7 million at December 31, 2022 compared to December 31, 2021.

Loans

Net loans increased $360.2 million, or 16.9%, to $2.5 billion at December 31, 2022 from $2.1 billion at December 31, 2021. Non-farm non-residential loan balances increased $106.5 million primarily due to new originations. One-to four-family loans increased $78.0 million primarily due to new originations. Commercial lease loan balances increased $71.6 million primarily due to new lease originations. First Guaranty has continued to expand its commercial lease portfolio which generally have higher yields than commercial real estate loans but shorter average lives. Construction and land development loans increased $58.8 million principally due to advances on existing construction lines and new originations. Multifamily loans increased $53.9 million primarily due to the conversion of existing construction loans to permanent financing. Agricultural loans increased $12.3 million primarily due to seasonal activity. Consumer and other loans decreased $0.3 million primarily due to payoffs. Farmland loans decreased $7.0 million due to decreases on agricultural loan commitments. Commercial and industrial loans decreased $13.1 million primarily due to payoffs. SBA PPP loans totaled $5.9 million at December 31, 2022 compared to $35.4 million at December 31, 2021. These totals are included in commercial and industrial loans. Round 1 SBA PPP loans decreased from $12.7 million at December 31, 2021 to $2.0 million at December 31, 2022 due to SBA loan forgiveness and payments received. Round 2 SBA PPP loans decreased from $22.6 million at December 31, 2021 to $3.9 million at December 31, 2022 due to SBA loan forgiveness and payments received. First Guaranty had approximately 4.8% of funded and 2.3% of unfunded commitments in our loan portfolio to businesses engaged in support or service activities for oil and gas operations. First Guaranty's hotel and hospitality portfolio totaled $160.2 million at December 31, 2022. As part of the management of risks in our loan portfolio, First Guaranty had previously established an internal guidance limit of approximately $200.0 million for its hotel and hospitality portfolio. First Guaranty had $333.8 million in loans related to our Texas markets at December 31, 2022 which was an increase of $76.0 million or 29.5% from $257.8 million at December 31, 2021. First Guaranty continues to have significant loan growth associated with its Texas branches. We anticipate additional growth opportunities in Texas as it contains four major cities in Austin, Dallas, Houston, and San Antonio, plus the continued growth and development of these areas is exceeding that of other areas of the country. First Guaranty had $210.9 million in loans related to our new Mideast markets in Kentucky and West Virginia at December 31, 2022. Syndicated loans at December 31, 2022 were $88.3 million, of which $26.6 million were shared national credits. Syndicated loans increased $40.9 million from $47.4 million at December 31, 2021.

As of December 31, 2022, 68.7% of our loan portfolio was secured by real estate. The largest portion of our loan portfolio, at 39.3% as of December 31, 2022, was non-farm non-residential loans secured by real estate. Approximately 39.8% of the loan portfolio was based on a floating rate tied to the prime rate or LIBOR as of December 31, 2022. 64.0% of the loan portfolio is scheduled to mature within five years from December 31, 2022. First Guaranty had $47.7 million in loans that were priced off of the LIBOR index rate at December 31, 2022. As it is anticipated that LIBOR will be discontinued after June 30, 2023, First Guaranty is reviewing its loan documents to determine alternative reference rates such as the Secured Overnight Financing Rate ("SOFR") and does not anticipate there will be a significant financial statement impact with the transition.

Loan Portfolio Maturities. The following tables summarize the scheduled repayments of our loan portfolio at December 31, 2022. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization.

	December 31, 2022
(in thousands)	One Year or Less	More Than One Year Through Five Years	More Than Five Years Through Fifteen Years	After Fifteen Years	Total
Real Estate:
Construction & land development	$42,650	$107,567	$53,976	$28,898	$233,091
Farmland	3,314	7,927	2,163	11,419	$24,823
1- 4 family	47,797	50,661	38,500	229,372	$366,330
Multifamily	6,247	31,228	23,815	58,495	$119,785
Non-farm non-residential	113,271	515,994	138,047	225,617	$992,929
Total Real Estate	213,279	713,377	256,501	553,801	1,736,958
Non-Real Estate:
Agricultural	12,957	6,496	9,135	10,457	39,045
Commercial and industrial	93,187	222,840	62,425	6,827	385,279
Commercial leases	46,052	271,522	—	—	317,574
Consumer and other	9,164	31,077	3,220	4,403	47,864
Total Non-Real Estate	161,360	531,935	74,780	21,687	789,762
Total Loans Before Unearned Income	$374,639	$1,245,312	$331,281	$575,488	$2,526,720
Less: Unearned income					(7,643)
Total Loans Net of Unearned Income					$2,519,077

The following table sets forth the scheduled repayments of fixed and adjustable-rate loans at December 31, 2022 that are contractually due after December 31, 2022.

	Due After December 31, 2022
(in thousands)	Fixed	Floating	Total
One year or less	$234,921	137,203	372,124
One to five years	900,960	339,894	1,240,854
Over five to 15 years	114,425	216,251	330,676
Over 15 years	261,209	308,291	569,500
Subtotal	$1,511,515	$1,001,639	$2,513,154
Nonaccrual loans			13,566
Total			$2,526,720

Included in floating rate loans are loans that adjust to a floating rate following an initial fixed rate period. The initial fixed rate periods are typically one, three, or five year periods.

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

The following table shows the principal amounts and categories of our non-performing assets at December 31, 2022 and 2021.

	December 31,
(in thousands)	2022	2021
Nonaccrual loans:
Real Estate:
Construction and land development	$225	$530
Farmland	290	787
1- 4 family	3,826	2,861
Multifamily	—	—
Non-farm non-residential	3,746	8,733
Total Real Estate	8,087	12,911
Non-Real Estate:
Agricultural	1,622	2,302
Commercial and industrial	819	699
Commercial leases	1,799	—
Consumer and other	1,239	803
Total Non-Real Estate	5,479	3,804
Total nonaccrual loans	13,566	16,715

Loans 90 days and greater delinquent & still accruing:
Real Estate:
Construction and land development	427	246
Farmland	—	—
1- 4 family	332	514
Multifamily	157	162
Non-farm non-residential	103	281
Total Real Estate	1,019	1,203
Non-Real Estate:
Agricultural	—	—
Commercial and industrial	123	23
Commercial leases	—	—
Consumer and other	—	19
Total Non-Real Estate	123	42
Total loans 90 days and greater delinquent & still accruing	1,142	1,245

Total non-performing loans	$14,708	$17,960

Other real estate owned and foreclosed assets:
Real Estate:
Construction and land development	—	—
Farmland	—	—
1- 4 family	113	817
Multifamily	—	—
Non-farm non-residential	—	1,255
Total Real Estate	113	2,072
Non-Real Estate:
Agricultural	—	—
Commercial and industrial	—	—
Commercial leases	—	—
Consumer and other	—	—
Total Non-Real estate	—	—
Total other real estate owned and foreclosed assets	113	2,072

Total non-performing assets	$14,821	$20,032

Non-performing assets to total loans	0.59%	0.93%
Non-performing assets to total assets	0.47%	0.70%
Non-performing loans to total loans	0.58%	0.83%
Nonaccrual loans to total loans	0.54%	0.77%
Allowance for loan and lease losses to nonaccrual loans	173.36%	143.76%

For the years ended December 31, 2022 and 2021, gross interest income which would have been recorded had the non-performing loans been current in accordance with their original terms amounted to $0.5 million and $0.8 million, respectively. We recognized $0.2 million and $0.1 million of interest income on such loans during the years ended December 31, 2022 and 2021, respectively. For the years ended December 31, 2022 and 2021, gross interest income which would have been recorded had the troubled debt restructured loans been current in accordance with their original terms amounted to $0.1 million and $0.2 million, respectively. We recognized $0.1 million and $0.2 million of interest income on such loans during the years ended December 31, 2022 and 2021, respectively.

Non-performing assets were $14.8 million, or 0.47%, of total assets at December 31, 2022, compared to $20.0 million, or 0.70%, of total assets at December 31, 2021, which represented a decrease in non-performing assets of $5.2 million. The decrease in non-performing assets occurred primarily due to a reduction in nonaccrual loans, 90 days or greater delinquent and still accruing, other real estate owned. Contributing to the decrease was a sale of a $3.4 million real estate secured nonaccrual loan in the second quarter of 2022. This loan was previously reported as a TDR. A real estate secured loan in the amount of $1.7 million was returned to performing status from nonaccrual. A $0.5 million real estate secured loan was returned to performing status from nonaccrual. Both of these loans demonstrated satisfactory payment performance in order to be returned to performing status. First Guaranty sold smaller OREO properties during 2022 which also contributed to the reduction in non-performing assets.

Nonaccrual loans decreased from $16.7 million at December 31, 2021 to $13.6 million at December 31, 2022. The decrease in nonaccrual loans was concentrated primarily in non-farm non-residential, agricultural, farmland and construction and land development loans. Non-performing assets included $1.0 million in loans with a government guarantee, or 6.69% of non-performing assets. These are structured as net loss guarantees in which up to 90% of loss exposure is covered.

At December 31, 2022 loans 90 days and greater delinquent and still accruing totaled $1.1 million, a decrease of $0.1 million or 8.3% from $1.2 million at December 31, 2021. The decrease in loans 90 days or greater delinquent and still accruing was concentrated primarily in one-to four-family residential, non-farm non-residential and consumer and other loans.

Other real estate owned at December 31, 2022 totaled $0.1 million, a decrease of $2.0 million from $2.1 million at December 31, 2021. The decrease was primarily due to a retail shopping center property with a net book value of $1.1 million being sold in October 2022. The sale of other smaller properties resulted in an additional reduction of $1.0 million.

At December 31, 2022, our largest non-performing assets were comprised of the following nonaccrual loans: (1) a commercial lease loan that totaled $1.8 million; (2) a non-farm non-residential loan secured by a mobile home facility that totaled $1.3 million; (3) a non-farm nonresidential loan that totaled $1.1 million. This loan was originated for the sale of other real estate owned, the previously mentioned retail shopping center, and was included in nonaccrual until establishment of a satisfactory payment history by the borrower; (4) a non-farm non-residential loan secured by a waste treatment facility that totaled $0.9 million; and (5) an agricultural/farmland loan relationship that totaled $0.9 million. The agricultural loan is partially guaranteed by the USDA Farm Service Agency.

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

At December 31, 2022, First Guaranty had one outstanding TDR which was a $1.1 million farmland loan. The restructuring of this loan was related to interest rate and amortization concessions. The TDR at December 31, 2021 was a $3.4 million non-farm non-residential loan secured by commercial real estate that was on nonaccrual. The restructuring of this loan was related to interest rate and amortization concessions. The loan was secured by a hotel facility. This loan was not eligible for a CARES Act modification. This loan was subsequently sold in the second quarter of 2022.

The TDR requirements became inapplicable to First Guaranty upon our adoption of CECL on January 1, 2023.

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

The decrease in classified assets at December 31, 2022 as compared to December 31, 2021 was due to a $10.6 million decrease in substandard loans. Substandard loans at December 31, 2022 consisted of $9.8 million in one- to four-family residential, $9.0 million in non-farm non-residential, $8.3 million in commercial and industrial, $5.1 million in farmland, $4.0 million in agricultural, $2.3 million in multifamily, $1.8 million in commercial leases, $0.8 million in construction and land development, and the remaining $1.6 million comprised of consumer and other loans. Special mention loans decreased by $108.4 million in 2022. The decrease in special mention loans was primarily the result of the upgrade of several loan relationships from special mention to pass status. The largest industry type was associated with hotel loans. First Guaranty had previously moved several hotel relationships to special mention following the onset of the COVID-19 pandemic.

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

The allowance for loan and lease losses was $23.5 million at December 31, 2022 compared to $24.0 million at December 31, 2021.

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

	At or For the Years Ended December 31,
(dollars in thousands)	2022	2021
Balance at beginning of year	$24,029	$24,518

Charge-offs:
Real Estate:
Construction and land development	(65)	(92)
Farmland	—	—
1- 4 family	(94)	(266)
Multifamily	—	(12)
Non-farm non-residential	(603)	(1,020)
Total Real Estate	(762)	(1,390)
Non-Real Estate:
Agricultural	(460)	(149)
Commercial and industrial loans	(563)	(89)
Commercial leases	(150)	—
Consumer and other	(4,151)	(1,494)
Total Non-Real Estate	(5,324)	(1,732)
Total charge-offs	(6,086)	(3,122)

Recoveries:
Real Estate:
Construction and land development	340	—
Farmland	—	90
1- 4 family	76	44
Multifamily	452	—
Non-farm non-residential	349	7
Total Real Estate	1,217	141
Non-Real Estate:
Agricultural	133	17
Commercial and industrial loans	91	96
Commercial leases	5	4
Consumer and other	473	320
Total Non-Real Estate	702	437
Total recoveries	1,919	578

Net (charge-offs) recoveries	(4,167)	(2,544)
Provision for loan losses	3,656	2,055

Balance at end of year	$23,518	$24,029

Ratios:
Net loan charge-offs to average loans	0.18%	0.13%
Net loan charge-offs to loans at end of year	0.17%	0.12%
Allowance for loan and lease losses to loans at end of year	0.93%	1.11%
Net loan charge-offs to allowance for loan and lease losses	17.72%	10.59%
Net loan charge-offs to provision charged to expense	113.98%	123.80%

A provision for loan losses of $3.7 million was made during the year ended December 31, 2022 as compared to $2.1 million for 2021. The provisions made in 2022 were taken to provide for current loan losses and to maintain the allowance proportionate to risks inherent in the loan portfolio. First Guaranty’s incurred loan loss calculation method incorporates risk factors in the loan portfolio such as historical loss rates along with qualitative and quantitative factors. The composition of the loan portfolio affects the final allowance calculation.

The loan portfolio factors in 2022 that primarily affected the allocation of the allowance included the following:

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

•Construction and land development loans increased during 2022 due to advances on existing construction lines of credit and new loan originations. Several loans previously in this category moved to permanent financing and are now included in the multifamily loan category as of December 31, 2022. The allowance increase related to this portfolio was due to growth in the portfolio along with changes in the qualitative analysis of the portfolio related to economic conditions.

•One-to-four family residential loans increased during 2022. The allowance decrease related to this portfolio was due to changes in the qualitative analysis of the portfolio related to COVID-19 and improving economic conditions.

•Multifamily loans increased during 2022. The allowance related to this portfolio decreased due to improving economic conditions.

•Non-farm non-residential loans increased by $106.5 million during 2022. The allowance decrease related to this portfolio was due to the sale of an impaired loan with a specific reserve, the payoff of a substandard loan, and improved credit quality in this portfolio. There was growth in the portfolio along with changes in the qualitative analysis of the portfolio related to COVID-19 and historical loss rates. First Guaranty continues to maintain a significant allowance for hotel loans based on qualitative factors primarily related to COVID-19 and related credit ratings for hotel loans. Special mention loans in this category declined which also contributed to a reduction in the related allowance.

•Commercial and industrial loans decreased during 2022. The allowance decrease related to this portfolio was due to the changes in historical loss rates and changes in the qualitative analysis of the portfolio related to COVID-19 and economic conditions.

•Commercial leases increased during 2022. The allowance increase related to this portfolio was due to the changes in historical loss rates and changes in the qualitative analysis of the portfolio related to COVID-19 and due to growth in the portfolio. Commercial leases grew during 2022 from $246.0 million at December 31, 2021 to $317.6 million at December 31, 2022.

•First Guaranty continues to monitor the acquired loans from prior acquisitions. Discounts on the acquired loans were approximately $1.1 million at December 31, 2022.

First Guaranty charged off $6.1 million in loan balances during the year ended December 31, 2022 as compared to $3.1 million for 2021. Recoveries totaled $1.9 million for the year ended December 31, 2022 and $0.6 million during 2021. The details of the $6.1 million in charged-off loans were as follows:

1.First Guaranty charged off $1.9 million in consumer loans related to Hurricane Ida relief loans during 2022. These loans were originated in the Fall of 2021 following Hurricane Ida that impacted Southeast Louisiana on August 29, 2021.
2.First Guaranty charged off $0.4 million on a non-farm non-residential loan during the second quarter of 2022. This loan was subsequently sold in the second quarter of 2022.
3.First Guaranty charged off $0.3 million on an agricultural loan during the third quarter of 2022. This loan had no remaining principal balance at December 31, 2022.
4.First Guaranty charged off $0.2 million on a commercial lease loan during the third quarter of 2022. This loan had no remaining principal balance at December 31, 2022.
5.Smaller loans and overdrawn deposit accounts comprised the remaining $3.3 million of charge-offs for 2022.

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

	At December 31,
	2022			2021
(dollars in thousands)	Allowance for Loan and Lease Losses	Percent of Allowance to Total Allowance for Loan and Lease Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan and Lease Losses	Percent of Allowance to Total Allowance for Loan and Lease Losses	Percent of Loans in Each Category to Total Loans
Real Estate:
Construction and land development	$1,232	5.2%	9.2%	$769	3.2%	8.1%
Farmland	83	0.4%	1.0%	478	2.0%	1.5%
1- 4 family	1,761	7.5%	14.5%	1,921	8.0%	13.3%
Multifamily	746	3.2%	4.7%	940	3.9%	3.0%
Non-farm non-residential	9,280	39.5%	39.3%	12,730	53.0%	40.9%

Non-Real Estate:
Agricultural	240	1.0%	1.5%	183	0.8%	1.2%
Commercial and industrial	2,194	9.3%	15.3%	2,363	9.8%	18.4%
Commercial leases	4,879	20.7%	12.6%	2,486	10.3%	11.4%
Consumer and other	2,506	10.7%	1.9%	1,371	5.7%	2.2%
Unallocated	597	2.5%	—	788	3.3%	—

Total Allowance	$23,518	100.0%	100.0%	$24,029	100.0%	100.0%

The following table presents net charge-offs during the period to average loans outstanding:

	December 31, 2022			December 31, 2021
(in thousands except for %)	Net (Charge-offs) Recoveries	Average Loans Outstanding[1]	Net Charge-offs During Period to Average Loans Outstanding	Net (Charge-offs) Recoveries	Average Loans Outstanding[1]	Net Charge-offs During Period to Average Loans Outstanding
Real Estate:
Construction & land development	$275	$203,364	0.1%	$(92)	$168,269	(0.1)%
Farmland	—	27,343	—%	90	28,596	0.3%
1- 4 Family	(18)	330,752	—%	(222)	281,835	(0.1)%
Multifamily	452	103,194	0.4%	(12)	95,936	—%
Non-farm non-residential	(254)	957,858	—%	(1,013)	845,428	(0.1)%

Non-Real Estate:
Agricultural	(327)	38,175	(0.9)%	(132)	30,888	(0.4)%
Commercial and industrial	(472)	390,183	(0.1)%	7	357,746	—%
Commercial leases	(145)	273,367	(0.1)%	4	220,747	—%
Consumer and other	(3,678)	48,301	(7.6)%	(1,174)	43,957	(2.7)%
1Average loans outstanding was calculated using the trailing four quarters total for loans.

Investment Securities

Investment securities at December 31, 2022 totaled $451.5 million, an increase of $87.4 million, or 24.0%, compared to $364.2 million at December 31, 2021. We purchase securities for our investment portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and meet pledging requirements for public funds and borrowings.

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

At December 31, 2022, the U.S. Government and Government agency securities and municipal bonds qualified as securities available to collateralize public funds. Securities pledged as collateral totaled $260.8 million at December 31, 2022 and $234.9 million at December 31, 2021. Our public funds deposits have a seasonal increase due to tax collections at the end of the year and the first quarter. We typically collateralize the seasonal public fund increases with short term instruments such as U.S. Treasuries or other agency backed securities.

Our available for sale securities portfolio totaled $131.5 million at December 31, 2022, a decrease of $79.2 million, or 37.6%, compared to $210.6 million at December 31, 2021. The decrease was primarily due to the transfer of AFS securities to the HTM portfolio in the first quarter of 2022 of $165.8 million that was partially offset by purchases.

Our held to maturity securities portfolio had an amortized cost of $320.1 million at December 31, 2022, compared to $153.5 million at December 31, 2021. The increase was primarily due to the transfer of AFS securities to the HTM portfolio in the first quarter of 2022.

The following tables set forth the stated maturities and weighted average yields of our investment securities at December 31, 2022.

	At December 31, 2022
	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years
(in thousands except for %)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value		Weighted Average Yield
Available for sale:
U.S. Treasuries	$49,885	0.6%	$48,615	1.0%	$—	—%	$—		—%
U.S. Government Agencies	—	—%	—	—%	—	—%	—	2.3	—%
Corporate debt securities	—	—%	—	—%	15,998	5.4%	—		—%
Municipal bonds	1,026	2.8%	3,049	3.5%	3,131	4.4%	7,141		3.5%
Mortgage-backed securities	—	—%	—	—%	5	3.0%	2,608		4.0%
Total available for sale securities	$50,911	0.6%	$51,664	1.1%	$19,134	5.2%	$9,749		3.7%

Held to maturity:
U.S. Government Agencies	$—	—%	$—	—%	$19,458	1.6%	$245,574		2.5%
Corporate debt securities	$—	—%	$402	20.6%	$54,634	3.2%	$—		—%
Total held to maturity securities	$—	—%	$402	20.6%	$74,092	2.8%	$245,574		2.5%

At December 31, 2022, $50.9 million, or 11.3%, of the securities portfolio was scheduled to mature in less than one year. Securities, not including mortgage-backed securities and collateralized mortgage obligations, with contractual maturity dates over 10 years totaled $252.7 million, or 56.0%, of the total portfolio at December 31, 2022. We closely monitor the investment portfolio's yield, duration, and maturity to ensure a satisfactory return. The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates. Prepayments of mortgages that collateralize mortgage-backed securities also affect the maturity of the securities portfolio.

Deposits

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. We regularly assess our funding needs, deposit pricing and interest rate outlooks. From December 31, 2021 to December 31, 2022, total deposits increased $127.3 million, or 4.9%, to $2.7 billion. Noninterest-bearing demand deposits decreased $8.2 million, or 1.5% to $524.4 million at December 31, 2022. The increase in noninterest-bearing demand deposits was primarily due to growth of compensating balances associated with new loan originations, existing loan customers, and new customers as part of First Guaranty's efforts to increase lower cost deposits. Interest-bearing demand deposits increased $184.7 million, or 14.5%, to $1.5 billion at December 31, 2022. The increase in interest-bearing demand deposits was primarily concentrated in public funds interest-bearing demand deposits. Savings deposits increased $4.1 million, or 2.0%, to $205.8 million at December 31, 2022, primarily related to increases in individual savings deposits. Time deposits decreased $53.3 million, or 9.1%, to $533.4 million at December 31, 2022, primarily due to decreases in consumer and business time deposits.

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

The following table sets forth the distribution of deposit accounts, by account type, for the dates indicated.

	For the Years Ended December 31,
Total Deposits	2022			2021
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$552,786	20.7%	—%	$477,802	19.8%	—%
Interest-bearing Demand	1,362,396	50.9%	1.6%	1,082,922	45.0%	0.7%
Savings	212,329	7.9%	0.4%	191,967	8.0%	0.1%
Time	546,776	20.5%	2.0%	655,025	27.2%	2.0%
Total Deposits	$2,674,287	100.0%	1.2%	$2,407,716	100.0%	0.8%

	For the Years Ended December 31,
Individual and Business Deposits	2022			2021
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$544,948	32.9%	—%	$471,371	29.7%	—%
Interest-bearing Demand	424,257	25.7%	2.1%	390,481	24.6%	1.0%
Savings	170,571	10.3%	0.1%	154,560	9.8%	0.1%
Time	514,167	31.1%	2.0%	569,924	35.9%	2.2%
Total Individual and Business Deposits	$1,653,943	100.0%	1.2%	$1,586,336	100.0%	1.0%

	For the Years Ended December 31,
Public Fund Deposits	2022			2021
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$7,838	0.8%	—%	$6,431	0.8%	—%
Interest-bearing Demand	938,139	91.9%	1.3%	692,441	84.3%	0.5%
Savings	41,758	4.1%	1.9%	37,407	4.5%	0.2%
Time	32,609	3.2%	1.4%	85,101	10.4%	0.8%
Total Public Fund Deposits	$1,020,344	100.0%	1.4%	$821,380	100.0%	0.5%

At December 31, 2022, public funds deposits totaled $1.1 billion compared to $957.9 million at December 31, 2021. Public funds time deposits totaled $32.4 million at December 31, 2022 compared to $31.4 million at December 31, 2021. Public funds deposits increased due to new balances from existing customers that was primarily attributed to seasonal fluctuations. First Guaranty has developed a program for the retention and management of public funds deposits. Since the end of 2012, First Guaranty has maintained public funds deposits in excess of $400.0 million. These deposits are from public entities such as school districts, hospital districts, sheriff departments and municipalities. The majority of these funds are under fiscal agency agreements with terms of three years or less. Deposits under fiscal agency agreements are generally stable but public entities may maintain the ability to negotiate term deposits on a specific basis including with other financial institutions. These deposits generally have stable balances as we maintain both operating accounts and time deposits for these entities. There is a seasonal component to public deposit levels associated with annual tax collections. Public funds will increase at the end of the year and during the first quarter. In addition to seasonal fluctuations, there are monthly fluctuations associated with internal payroll and short-term tax collection accounts for our public funds deposit accounts. Public funds deposit accounts are collateralized by FHLB letters of credit, by expanded reciprocal deposit insurance programs, by Louisiana municipal bonds and by eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac. First Guaranty continues to grow the proportion of its public funds portfolio that is collateralized by reciprocal deposit insurance as an alternative to pledging securities or utilizing FHLB letters of credit. First Guaranty initiated this strategy to more efficiently invest these deposits in higher yielding loans to improve the net interest margin and earnings. Total public funds collateralized by reciprocal deposit insurance programs increased to $576.3 million at December 31, 2022 compared to $496.4 million at December 31, 2021.

The following table sets forth public funds as a percent of total deposits.

	At December 31,
(in thousands except for %)	2022	2021
Public Funds:
Noninterest-bearing Demand	$11,730	$5,919
Interest-bearing Demand	1,022,760	882,156
Savings	46,354	38,432
Time	32,427	31,365
Total Public Funds	$1,113,271	$957,872
Total Deposits	$2,723,792	$2,596,492
Total Public Funds as a percent of Total Deposits	40.9%	36.9%

At December 31, 2022, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $250,000 was approximately $155.0 million. At December 31, 2022, approximately $65.5 million of our certificates of deposit greater than or equal to $250,000 had a remaining term greater than one year.

The total amount of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) was estimated at $384.5 million at December 31, 2022. This total excludes public funds deposits that are collateralized by securities or FHLB letters of credit.

The following table sets forth the maturity of certificates of deposits greater than $250,000 at December 31, 2022.

(in thousands)	December 31, 2022
Three months or less	$16,534
Three to six months	10,530
Six months to one year	50,600
One to three years	49,794
More than three years	6,013
Total certificates of deposit greater than $250,000	$133,471

Borrowings

First Guaranty maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. First Guaranty had $146.4 million in short-term borrowings outstanding at December 31, 2022 compared to $6.4 million outstanding at December 31, 2021. The short-term borrowings at December 31, 2022 were comprised of short-term Federal Home Loan Bank advances of $120.0 million, a line of credit of $20.0 million with an outstanding balance of $20.0 million and repurchase agreements of $6.4 million. The short-term borrowings outstanding at December 31, 2021 were comprised of repurchase agreements of $6.4 million. First Guaranty had available lines of credit of $26.5 million, with $20.0 million outstanding at December 31, 2022. A net availability of $6.5 million remained.

At December 31, 2022, we had $388.6 million in FHLB letters of credit outstanding obtained primarily for collateralizing public deposits compared to $250.7 million at December 31, 2021.

First Guaranty had senior long-term debt totaling $21.9 million at December 31, 2022 and $25.2 million at December 31, 2021.

First Guaranty had a long-term FHLB advance that was acquired from the Union transaction that totaled $3.2 million at December 31, 2021. This advance was paid off during the first quarter of 2022.

First Guaranty also had subordinated debt totaling $15.0 million at December 31, 2022 and $14.8 million at December 31, 2021.

Shareholders' Equity

Total shareholders' equity increased to $235.0 million at December 31, 2022 from $223.9 million at December 31, 2021. The increase in shareholders' equity was principally the result of an increase of $19.7 million in retained earnings, partially offset by an increase of $8.6 million in accumulated other comprehensive loss. The $19.7 million increase in retained earnings was due to net income of $28.9 million during the year ended December 31, 2022, partially offset by $6.9 million in cash dividends paid on shares of our common stock and $2.3 million in cash dividends paid on shares of our preferred stock. The increase in accumulated other comprehensive loss was primarily attributed to the increase in unrealized losses on available for sale securities during the year ended December 31, 2022.

Results of Operations

A discussion regarding significant changes in our financial condition from December 31, 2020 to December 31, 2021 and our results of operations for the year ended December 31, 2021 can be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 16, 2022, which is available on the SEC’s website at www.sec.gov and on our website, www.fgb.net.

Performance Summary

Year ended December 31, 2022 compared with year ended December 31, 2021. Net income for the year ended December 31, 2022 was $28.9 million, an increase of $1.6 million, or 5.8%, as compared to $27.3 million for the year ended December 31, 2021. The increase in net income of $1.6 million for the year ended December 31, 2022 was the result of several factors. First Guaranty experienced an increase in interest income and an increase in noninterest income. This was partially offset by an increase in interest expense, an increase in the provision for loan losses and an increase in noninterest expense. Loan interest income increased due to the growth in First Guaranty's loan portfolio, including loan fees recognized as an adjustment to yield from the origination of the SBA guaranteed PPP loans. Securities interest income increased due to an increase in the average balance of the investment portfolio. Noninterest income increased primarily due to gains on the sale of loans during the third quarter of 2022. Factors that partially offset the increase in net income included an increase in interest expense due to increases in volume and market interest rates. The increase in the provision was related to growth in the loan portfolio and due to elevated charge-offs as compared to the same period in 2021. Noninterest expense increased primarily due to increased personnel expenses, software expense, legal and professional fees, travel expense and capital taxes. Earnings per common share for the years ended December 31, 2022 was $2.48 per common share, an increase of 2.5% or $0.06 per common share from $2.42 per common share for the year ended December 31, 2021. Earnings per share was affected by the increase in earnings.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest income earned on interest-earning assets, including loans and securities, and interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Interest rate fluctuations, as well as changes in the amount and type of interest-earning assets and interest-bearing liabilities, combine to affect net interest income. First Guaranty’s assets and liabilities are generally most affected by changes in the Federal Funds rate, LIBOR rate, short term Treasury rates such as one month and three month Treasury bills, and longer term Treasury rates such as the U.S. ten year Treasury rate. These rates increased in 2022 due to the impact of inflation and the Federal Reserves actions to reduce inflation by increasing interest rates. Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities. There may also be a time lag in the effect of interest rate changes on assets and liabilities. It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds.
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

Year ended December 31, 2022 compared with year ended December 31, 2021. Net interest income for the years ended December 31, 2022 and 2021 was $100.0 million and $89.6 million, respectively. The increase in net interest income for the year ended December 31, 2022 as compared to the prior year was primarily due to an increase in the average balance of our total interest-earning assets and an increase in the average yield of our total interest-earning assets, partially offset by an increase in the average balance of our total interest-bearing liabilities and an increase in the average rate of our total interest-bearing liabilities. For the year ended December 31, 2022, the average balance of our total interest-earning assets increased by $274.5 million to $2.9 billion due to increased securities balances, and strong growth in our loan portfolio. The average yield of our interest-earning assets increased by 45 basis points to 4.74% from 4.29% for the year ended December 31, 2021 due to an improved mix of higher yielding assets. For the year ended December 31, 2022, the average balance of our total interest-bearing liabilities increased by $185.0 million to $2.2 billion due to the growth in low cost deposits and the average rate of our total interest-bearing liabilities increased by 55 basis points to 1.66% from 1.11% for the year ended 2021. The rise in market interest rates, particularly associated with Treasury rates, contributed to the increase in our liabilities cost. Treasury rates increased as the Federal Reserve increased rates to address rising inflation during 2022. As a result, our net interest rate spread decreased 10 basis points to 3.08% for the year ended December 31, 2022 from 3.18% for the year ended December 31, 2021. Our net interest margin increased three basis points to 3.47% for the year ended December 31, 2022 from 3.44% for the year ended December 31, 2021.

Interest Income

Year ended December 31, 2022 compared with year ended December 31, 2021. Interest income increased $24.7 million, or 22.0%, to $136.6 million for the year ended December 31, 2022 as compared to the prior year. First Guaranty's loan portfolio expanded during 2022 due to growth associated with our loan originations. These factors contributed to the increase in interest income as the average balance of our total interest-earning assets, primarily associated with loans, increased, and the average yield of interest-earning assets increased. The average balance of our interest-earning assets increased $274.5 million to $2.9 billion for the year ended December 31, 2022 as compared to the prior year. The average yield of interest-earning assets increased by 45 basis points to 4.74% for the year ended December 31, 2022 compared to 4.29% for the year ended December 31, 2021.

Interest income on securities increased $1.0 million to $9.3 million for the year ended December 31, 2022 as compared to the prior year primarily as a result of an increase in average balances. The average balance of securities increased $119.6 million to $452.2 million for the year ended December 31, 2022 from $332.6 million for the year ended December 31, 2021 primarily due to an increase in the average balance of our U.S. Treasuries securities portfolio compared to the prior year. The average yield on securities decreased by 43 basis points to 2.05% for the year ended December 31, 2022 from 2.48% for the year ended December 31, 2021 due to the increase in lower yielding Treasury securities.

Interest income on loans increased $22.6 million, or 21.9%, to $126.0 million for the year ended December 31, 2022 as a result of an increase in the average balance and average yield of loans. The average balance of loans (excluding loans held for sale) increased by $284.2 million to $2.3 billion for the year ended December 31, 2022 from $2.0 billion for the year ended December 31, 2021 as a result of new loan originations. The average yield on loans (excluding loans held for sale) increased by 35 basis points to 5.48% for the year ended December 31, 2022 from 5.13% for the year ended December 31, 2021 due to the improved mix of loans along with an increase in market interest rates.

Interest Expense

Year ended December 31, 2022 compared with year ended December 31, 2021. Interest expense increased $14.2 million, or 63.8%, to $36.5 million for the year ended December 31, 2022 from $22.3 million for the year ended December 31, 2021 due primarily to an increase in market interest rates and due to an increase in the average balance of interest-bearing liabilities. The average rate of interest-bearing demand deposits increased by 90 basis points during the year ended December 31, 2022 to 1.57% as compared to 0.67% for the prior year. The increase in market interest rates, particularly U.S. Treasury rates, contributed to the increase in rates paid on interest-bearing demand deposits. Treasury rates increased as the Federal Reserve increased rates to address increased inflation in the U.S. economy. The average rate of time deposits decreased two basis points during the year ended December 31, 2022 to 1.95% as compared to 1.97% for the prior year. The decrease in the average rate of time deposits was due to First Guaranty's efforts to reprice maturing time deposits to more attractive rates. The average balance of interest-bearing liabilities increased by $185.0 million during the year ended December 31, 2022 to $2.2 billion. This increase was a result of a $279.5 million increase in the average balance of interest-bearing demand deposits, a $20.4 million increase in the average balance of savings deposits, which were partially offset by a $108.2 million decrease in the average balance of time deposits and a $6.6 million decrease in the average balance of borrowings.

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

	December 31, 2022			December 31, 2021
(in thousands except for %)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-earning deposits with banks(1)	$130,406	$1,324	1.02%	$258,916	$316	0.12%
Securities (including FHLB stock)	452,213	9,250	2.05%	332,566	8,248	2.48%
Federal funds sold	256	—	—%	1,052	—	—%
Loans held for sale	—		—%	16	—	—%
Loans, net of unearned income (6)	2,298,273	126,002	5.48%	2,014,095	103,353	5.13%
Total interest-earning assets	2,881,148	136,576	4.74%	2,606,645	111,917	4.29%

Noninterest-earning assets:
Cash and due from banks	18,833			15,077
Premises and equipment, net	58,197			59,739
Other assets	29,509			26,551
Total Assets	$2,987,687			$2,708,012

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$1,362,396	21,419	1.57%	$1,082,922	7,237	0.67%
Savings deposits	212,329	915	0.43%	191,967	204	0.11%
Time deposits	546,776	10,682	1.95%	655,025	12,893	1.97%
Borrowings	75,962	3,518	4.63%	82,565	1,965	2.38%
Total interest-bearing liabilities	2,197,463	36,534	1.66%	2,012,479	22,299	1.11%

Noninterest-bearing liabilities:
Demand deposits	552,786			477,802
Other	9,669			10,619
Total Liabilities	2,759,918			2,500,900

Shareholders' Equity	227,769			207,112
Total Liabilities and Shareholders' Equity	$2,987,687			$2,708,012
Net interest income		$100,042			$89,618

Net interest rate spread(2)			3.08%			3.18%
Net interest-earning assets(3)	$683,685			$594,166
Net interest margin(4)(5)			3.47%			3.44%

Average interest-earning assets to interest-bearing liabilities			131.11%			129.52%
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
(5)The tax adjusted net interest margin was 3.48% and 3.44% for the years ended December 31, 2022 and 2021. A 21% tax rate was used to calculate the effect on securities income from tax exempt securities for the years ended December 31, 2022 and 2021.
(6)Includes loan fees of $7.8 million and $7.2 million for the years ended December 31, 2022 and 2021. PPP loan fee income of $1.3 million and $2.0 million was recognized for the years ended December 31, 2022 and 2021, respectively.

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

	For the Years Ended December 31, 2022 vs. 2021 Increase (Decrease) Due To
(in thousands except for %)	Volume	Rate	Increase/ Decrease
Interest earned on:
Interest-earning deposits with banks	$(230)	$1,238	$1,008
Securities (including FHLB stock)	2,618	(1,616)	1,002
Federal funds sold	—	—	—
Loans held for sale	—	—	—
Loans, net of unearned income	15,254	7,395	22,649
Total interest income	17,642	7,017	24,659

Interest paid on:
Demand deposits	2,273	11,909	14,182
Savings deposits	23	688	711
Time deposits	(2,115)	(96)	(2,211)
Borrowings	(169)	1,722	1,553
Total interest expense	12	14,223	14,235

Change in net interest income	$17,630	$(7,206)	$10,424

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

We recorded a $3.7 million provision for loan losses for the year ended December 31, 2022 compared to $2.1 million for 2021. The allowance for loan losses at December 31, 2022 was $23.5 million or 0.93% of total loans, compared to $24.0 million or 1.11% of total loans at December 31, 2021. Total charge-offs were $6.1 million for year ended December 31, 2022 and $3.1 million for 2021. We believe that the allowance is adequate to cover potential losses in the loan portfolio given the current economic conditions.

Noninterest Income

Our primary sources of recurring noninterest income are customer service fees, ATM and debit card fees, loan fees, gains on the sale of loans and available for sale securities and other service fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.

Noninterest income totaled $11.0 million for the year ended December 31, 2022, an increase of $0.2 million from $10.8 million for the year ended December 31, 2021. The increase was primarily due to increased gains on the sale of loans. First Guaranty sold a loan with a government guarantee in the third quarter of 2022. The loan had a principal balance of $24.7 million with a guaranteed balance of $19.8 million. Net securities losses were $17,000 for the year ended December 31, 2022 as compared to net securities gains of $0.7 million for 2021. The losses on securities sales primarily occurred as First Guaranty sold investment securities in order to fund loan growth and manage interest rate risk. Service charges, commissions and fees totaled $3.2 million for the year ended December 31, 2022 as compared to $2.7 million for 2021. ATM and debit card fees totaled $3.4 million for the year ended December 31, 2022 and $3.6 million for 2021. Net gains on the sale of loans were $1.8 million for the year ended December 31, 2022 and $0.9 million for 2021. Other noninterest income totaled $2.7 million and $2.8 million for the years ended December 31, 2022 and 2021, respectively.

Noninterest Expense

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense and other types of expenses. Noninterest expense totaled $71.0 million for the year ended December 31, 2022 and $63.9 million for the year ended December 31, 2021. Salaries and benefits expense totaled $36.7 million for the year ended December 31, 2022 and $32.2 million for the year ended December 31, 2021. The increase was primarily due to the increase in personnel expense from new hires including those in the Mideast market. Occupancy and equipment expense increased to $8.9 million for the year ended December 31, 2022 from $8.7 million for the year ended December 31, 2021. Other noninterest expense totaled $25.4 million for the year ended December 31, 2022 and $23.0 million for 2021.

The following table presents, for the years indicated, the major categories of other noninterest expense:

(in thousands)	December 31, 2022	December 31, 2021
Other noninterest expense:
Legal and professional fees	$4,159	$3,375
Data processing	1,596	1,794
ATM fees	1,750	1,760
Marketing and public relations	1,747	1,711
Taxes - sales, capital, and franchise	1,949	1,755
Operating supplies	728	853
Software expense and amortization	4,191	3,071
Travel and lodging	1,236	826
Telephone	406	398
Amortization of core deposits	696	764
Donations	638	564
Net costs from other real estate and repossessions	393	801
Regulatory assessment	1,997	1,945
Other	3,888	3,391
Total other expense	$25,374	$23,008

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other non-deductible expenses. The provision for income taxes for the years ended December 31, 2022 and 2021 was $7.5 million and $7.2 million, respectively. The provision for income taxes in 2022 increased as compared to 2021 due to the increase in income before income taxes. First Guaranty's statutory tax rate was 21.0% for the years ended December 31, 2022 and 2021.

Impact of Inflation

Our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K have been prepared in accordance with GAAP. These require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or deflation.

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

The Federal Reserve increased interest rates during 2022 to address rising inflation in the U.S. The impact of rising interest rates associated with inflation impacted First Guaranty's net interest income and net interest margin along with the value of its financial assets.

Selected Financial Data

The following table presents consolidated selected financial data for First Guaranty. It does not purport to be complete and is qualified in its entirety by more detailed financial information and the audited consolidated financial statements contained elsewhere in this annual report.

	At or For the Years Ended December 31,
(in thousands except for %)	2022	2021	2020	2019	2018
Year End Balance Sheet Data:
Investment securities	$451,526	$364,156	$238,548	$426,516	$405,303
Federal funds sold	$423	$183	$702	$914	$549
Loans, net of unearned income	$2,519,077	$2,159,359	$1,844,135	$1,525,490	$1,225,268
Allowance for loan and lease losses	$23,518	$24,029	$24,518	$10,929	$10,776
Total assets	$3,151,347	$2,878,120	$2,473,078	$2,117,216	$1,817,211
Total deposits	$2,723,792	$2,596,492	$2,166,318	$1,853,013	$1,629,622
Borrowings	$183,369	$49,635	$116,630	$86,747	$34,538
Shareholders' equity	$234,991	$223,889	$178,591	$166,035	$147,284
Common shareholders' equity	$201,933	$190,831	$178,591	$166,035	$147,284
Performance Ratios and Other Data:
Return on average assets	0.97%	1.01%	0.87%	0.76%	0.82%
Return on average common equity	13.64%	14.06%	11.36%	8.99%	9.98%
Return on average tangible assets (1)	0.99%	1.04%	0.90%	0.78%	0.85%
Return on average tangible common equity (1)	15.31%	15.98%	13.08%	9.68%	10.77%
Net interest margin	3.47%	3.44%	3.35%	3.41%	3.41%
Average loans to average deposits	85.94%	83.65%	81.25%	78.59%	75.39%
Efficiency ratio (2)	63.94%	63.63%	58.95%	67.48%	69.46%
Efficiency ratio (excluding amortization of intangibles and securities transactions) (2)	63.30%	63.32%	68.44%	66.77%	66.63%
Full time equivalent employees (year end)	472	470	429	431	346

(Footnotes follow on next page)

	At or For the Years Ended December 31,
(in thousands except for % and share data)	2022	2021	2020	2019	2018
Capital Ratios:
Average shareholders' equity to average assets	7.62%	7.65%	7.62%	8.42%	8.20%
Average tangible equity to average tangible assets (3)	7.08%	7.02%	6.86%	8.02%	7.86%
Common shareholders' equity to total assets	6.41%	6.63%	7.22%	7.84%	8.10%
Tangible common equity to tangible assets (3)	5.89%	6.04%	6.51%	6.99%	7.79%
Income Data:
Interest income	$136,576	$111,917	$100,684	$91,643	$78,390
Interest expense	$36,534	$22,299	$26,017	$29,966	$21,366
Net interest income	$100,042	$89,618	$74,667	$61,677	$57,024
Provision for loan losses	$3,656	$2,055	$14,877	$4,860	$1,354
Noninterest income (excluding securities transactions)	$11,026	$10,046	$8,989	$8,456	$7,110
Securities (losses) gains	$(17)	$714	$14,791	$(157)	$(1,830)
Noninterest expense	$71,005	$63,868	$58,033	$47,219	$43,275
Earnings before income taxes	$36,390	$34,455	$25,537	$17,897	$17,675
Net income	$28,884	$27,297	$20,318	$14,241	$14,213
Net income available to common shareholders	$26,556	$25,913	$20,318	$14,241	$14,213
Per Common Share Data:
Net earnings	$2.48	$2.42	$1.90	$1.34	$1.33
Cash dividends paid	$0.64	$0.60	$0.58	$0.54	$0.53
Book value	$18.84	$17.81	$16.66	$15.49	$13.82
Tangible book value (4)	$17.23	$16.13	$14.92	$13.68	$13.24
Dividend payout ratio for Common and Preferred	31.81%	28.49%	30.68%	40.74%	39.65%
Weighted average number of shares outstanding	10,716,796	10,716,796	10,716,796	10,666,055	10,657,245
Number of shares outstanding	10,716,796	10,716,796	10,716,796	10,716,796	10,657,245
Asset Quality Ratios:
Non-performing assets to total assets	0.47%	0.70%	1.25%	1.04%	0.55%
Non-performing assets to total loans	0.59%	0.93%	1.68%	1.44%	0.82%
Non-performing loans to total loans	0.58%	0.83%	1.55%	1.12%	0.73%
Loan loss reserve to non-performing assets	158.68%	119.95%	79.33%	49.86%	107.48%
Net charge-offs to average loans	0.18%	0.13%	0.08%	0.36%	(0.02)%
Provision for loan and lease loss to average loans	0.16%	0.10%	0.89%	0.37%	0.12%
Allowance for loan and lease loss to total loans	0.93%	1.11%	1.33%	0.72%	0.88%
(1)Tangible calculation eliminates goodwill and acquisition intangibles, principally core deposit intangibles, net of accumulated amortization, net of tax. See below for our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption "Selected Historical Consolidated Financial and Other Data— Non-GAAP Financial Measures."
(2)Efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income. We calculate both a GAAP and a non-GAAP efficiency ratio. The GAAP-based efficiency ratio is noninterest expenses divided by net interest income plus noninterest income. See below for our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption "Selected Financial Data— Non-GAAP Financial Measures.
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

	At December 31,
(in thousands except for share data and %)	2022	2021	2020	2019	2018
Tangible Common Equity
Total shareholders' equity	$234,991	$223,889	$178,591	$166,035	$147,284
Adjustments:
Preferred Stock	33,058	33,058	—	—	—
Goodwill	12,900	12,900	12,900	12,942	3,472
Acquisition intangibles	4,355	5,051	5,815	6,527	2,704
Tangible common equity	$184,678	$172,880	$159,876	$146,566	$141,108
Common shares outstanding	10,716,796	10,716,796	10,716,796	10,716,796	10,657,245
Book value per common share	$18.84	$17.81	$16.66	$15.49	$13.82
Tangible book value per common share	$17.23	$16.13	$14.92	$13.68	$13.24
Tangible Assets
Total Assets	$3,151,347	$2,878,120	$2,473,078	$2,117,216	$1,817,211
Adjustments:
Goodwill	12,900	12,900	12,900	12,942	3,472
Acquisition intangibles	4,355	5,051	5,815	6,527	2,704
Tangible Assets	$3,134,092	$2,860,169	$2,454,363	$2,097,747	$1,811,035
Tangible common equity to tangible assets	5.89%	6.04%	6.51%	6.99%	7.79%

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

The following table reconciles, as of the dates set forth below, our efficiency ratio to the GAAP-based efficiency ratio:

	For the Year Ended December 31,
(in thousands except for share data and %)	2022	2021	2020	2019	2018
GAAP-based efficiency ratio	63.94%	63.63%	58.95%	67.48%	69.46%
Noninterest expense	$71,005	$63,868	$58,033	$47,219	$43,275
Amortization of intangibles	696	764	711	390	545
Noninterest expense, excluding amortization	70,309	63,104	57,322	46,829	42,730
Net interest income	100,042	89,618	74,667	61,677	57,024
Noninterest income	11,009	10,760	23,780	8,299	5,280
Adjustments:
Securities transactions	(17)	714	14,691	(157)	(1,830)
Noninterest income, excluding securities transactions	$11,026	$10,046	$9,089	$8,456	$7,110
Efficiency ratio	63.30%	63.32%	68.44%	66.77%	66.63%

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

First Guaranty's cash and cash equivalents totaled $83.2 million at December 31, 2022 compared to $261.9 million at December 31, 2021. Loans maturing within one year or less at December 31, 2022 totaled $372.1 million compared to $357.1 million at December 31, 2021. At December 31, 2022, time deposits maturing within one year or less totaled $312.9 million compared to $267.0 million at December 31, 2021. Time deposits maturing after one year through three years totaled $183.0 million at December 31, 2022 compared to $269.7 million at December 31, 2021. Time deposits maturing after three years totaled $37.4 million at December 31, 2022 compared to $50.0 million at December 31, 2021. First Guaranty's held to maturity ("HTM") investment securities portfolio at December 31, 2022 was $320.1 million or 70.9% of the investment portfolio compared to $153.5 million at December 31, 2021. First Guaranty's available for sale ("AFS") portfolio was $131.5 million, or 29.1% of the investment portfolio at December 31, 2022 compared to $210.6 million, or 57.8% at December 31, 2021. The majority of the AFS portfolio was comprised of U.S. Treasuries, U.S. Government Agencies, mortgage-backed securities, municipal bonds and investment grade corporate bonds. We believe these securities are readily marketable and enhance our liquidity.

We maintained a net borrowing capacity at the FHLB totaling $369.5 million and $456.3 million at December 31, 2022 and December 31, 2021, respectively with $120.0 million and $3.2 million in FHLB advances outstanding at December 31, 2022 and December 31, 2021, respectively. The advances outstanding at December 31, 2022 were comprised of three short-term advances that were paid off in January 2023. The advance outstanding at December 31, 2021 was comprised of a long-term advance that totaled $3.2 million. First Guaranty paid off the $3.2 million long-term advance acquired from the Union acquisition in the first quarter of 2022. The change in borrowing capacity with the Federal Home Loan Bank was due to changes in the value that First Guaranty receives on pledged collateral and due to First Guaranty's usage of the line. First Guaranty has increasingly transitioned public funds deposits into reciprocal deposit programs for collateralization as an alternative to FHLB letters of credit. At December 31, 2022, we had outstanding letters of credit from the FHLB in the amount of $388.6 million that were primarily used to collateralize public funds deposits. We also maintain federal funds lines of credit at various correspondent banks with borrowing capacity of $100.5 million and two revolving lines of credit totaling $26.5 million secured by a pledge of the Bank's common stock, with $20.0 million outstanding balance at December 31, 2022. We also have a discount window line with the Federal Reserve Bank that totaled $29.0 million at December 31, 2022. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources

Our capital position is reflected in total shareholders' equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total shareholders' equity increased to $235.0 million at December 31, 2022 from $223.9 million at December 31, 2021. The increase in shareholders' equity was principally the result of an increase of $19.7 million in retained earnings, partially offset by a decrease of $8.6 million in accumulated other comprehensive income. The $19.7 million increase in retained earnings was due to net income of $28.9 million during the year ended December 31, 2022, partially offset by $6.9 million in cash dividends paid on our common stock and $2.3 million in cash dividends paid on shares of our preferred stock. The decrease in accumulated other comprehensive income was primarily attributed to the increase in unrealized losses on available for sale securities during the year ended December 31, 2022.

Capital Management

We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the Federal Reserve and the FDIC. We review capital levels on a monthly basis. We evaluate a number of capital ratios, including Tier 1 capital to total adjusted assets (the leverage ratio) and Tier 1 capital to risk-weighted assets. At December 31, 2022, First Guaranty Bank was classified as well-capitalized. First Guaranty Bank's capital conservation buffer was 3.16% at December 31, 2022.

The following table presents First Guaranty Bank's capital ratios as of the indicated dates.

	"Well Capitalized Minimums"	At December 31, 2022	"Well Capitalized Minimums"	At December 31, 2021
Tier 1 Leverage Ratio	5.00%	9.35%	5.00%	8.71%
Tier 1 Risk-based Capital Ratio	8.00%	10.31%	8.00%	10.22%
Total Risk-based Capital Ratio	10.00%	11.16%	10.00%	11.22%
Common Equity Tier One Capital	6.50%	10.31%	6.50%	10.22%

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

The notional amounts of the financial instruments with off-balance sheet risk at December 31, 2022 and 2021 are as follows:

Contract Amount

(in thousands)	December 31, 2022	December 31, 2021
Commitments to Extend Credit	$246,968	$198,444
Unfunded Commitments under lines of credit	$253,906	$250,231
Commercial and Standby letters of credit	$14,222	$13,787

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

Unfunded commitments under lines of credit are contractually obligated by us as long as the borrower is in compliance with the terms of the loan relationship. Unfunded lines of credit are typically operating lines of credit that adjust on a regular basis as a customer requires funding. There may be seasonal variations to the usage of these lines. At December 31, 2022, the largest concentrations of unfunded commitments were lines of credit associated with construction and land development loans and commercial and industrial loans.

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

There were no losses incurred on any commitments during the years ended December 31, 2022 and 2021.

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

The following interest sensitivity analysis is one measurement of interest rate risk. This analysis, which we prepare quarterly, reflects the contractual maturity characteristics of assets and liabilities over various time periods. This analysis does not factor in prepayments or interest rate floors on loans which may significantly change the report. This table includes nonaccrual loans in their respective maturity periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at December 31, 2022 illustrated below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

	December 31, 2022
	Interest Sensitivity Within
(dollars in thousands)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$635,288	$264,614	$899,902	$1,619,175	$2,519,077
Securities (including FHLB stock)	56,748	691	57,439	400,615	458,054
Federal Funds Sold	423	—	423	—	423
Other earning assets	70,086	—	70,086	—	70,086
Total earning assets	$762,545	$265,305	$1,027,850	$2,019,790	$3,047,640

Source of Funds:
Interest-bearing accounts:
Demand deposits	$1,460,259	$—	$1,460,259	$—	$1,460,259
Savings deposits	205,760	—	205,760	—	205,760
Time deposits	66,523	248,236	314,759	218,599	533,358
Short-term borrowings	140,000	—	140,000	5,884	145,884
Senior long-term debt	21,927	—	21,927	—	21,927
Junior subordinated debt	15,000	—	15,000	—	15,000
Noninterest-bearing, net	—	—	—	665,452	665,452
Total source of funds	$1,909,469	$248,236	$2,157,705	$889,935	$3,047,640

Period gap	$(1,146,924)	$17,069	$(1,129,855)	$1,129,855
Cumulative gap	$(1,146,924)	$(1,129,855)	$(1,129,855)	$—

Cumulative gap as a percent of earning assets	(37.6)%	(37.1)%	(37.1)%

Item 8 - Financial Statements and Supplementary Data

Griffith, DeLaney, Hillman & Lett, CPAs, PSC
Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
First Guaranty Bancshares, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of First Guaranty Bancshares, Inc. and Subsidiary (First Guaranty) as of December 31, 2022, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes collectively referred to as the financial statements. We also have audited First Guaranty’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Guaranty as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, First Guaranty maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan and Lease Losses

As described in Notes 1, 5 and 6 to the financial statements, at December 31, 2022, First Guaranty’s total loans were $2.5 billion and the associated allowance for loan and lease losses balance was $23.5 million. The allowance for loan and lease losses is management’s best estimate of probable incurred losses inherent in its loan portfolio and is based on historical loss experience by loan segment and class with adjustments for current events and conditions. These factors include, among others, loan loss experience, current loan portfolio quality, present economic, political, and regulatory conditions, specific credit risks, industry concentrations, and unidentified losses inherent in the current loan portfolio.

We identified management’s asset quality ratings of loans and determination of qualitative factors, which is based on general economic conditions and other qualitative risk factors both internal and external to First Guaranty, both of which are used in the allowance for loan and lease losses calculation, as a critical audit matter. First Guaranty uses asset quality risk ratings to monitor portfolio performance and trends and to adjust historical loss percentages for classified loans. First Guaranty stratifies loans into pools based on collateral and type of loan, based on regulatory guidelines, and estimates inherent loss rates for each of the loan pools, which are used in the calculation of the allowance for loan and lease losses. The general valuation allowance portion of the allowance for loan and lease losses is used to estimate losses and is based on management’s evaluation of various factors that are not captured in the historical credit loss factors or on the specific impairment component. Auditing management’s judgements regarding the determination of the quantitative and qualitative portion of the allowance for loan and lease losses involved a high degree of subjectivity.

The primary procedures we performed to address the critical audit matter included:

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

We have served as First Guaranty's auditor since 2022.

Ashland, Kentucky
March 16, 2023

Castaing, Hussey & Lolan, LLC
Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
First Guaranty Bancshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of First Guaranty Bancshares, Inc. and Subsidiary (First Guaranty) as of December 31, 2021, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of First Guaranty as of December 31, 2021 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of First Guaranty’s management. Our responsibility is to express an opinion on First Guaranty’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to First Guaranty in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We served as First Guaranty’s auditor from 2001 to 2022.

New Iberia, Louisiana
March 16, 2022

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents:
Cash and due from banks	$82,796	$261,749
Federal funds sold	423	183
Cash and cash equivalents	83,219	261,932

Investment securities:
Available for sale, at fair value	131,458	210,620
Held to maturity, at cost (estimated fair value of $242,560 and $150,585, respectively)	320,068	153,536
Investment securities	451,526	364,156

Federal Home Loan Bank stock, at cost	6,528	1,359
Loans held for sale	—	—

Loans, net of unearned income	2,519,077	2,159,359
Less: allowance for loan and lease losses	23,518	24,029
Net loans	2,495,559	2,135,330

Premises and equipment, net	58,206	58,637
Goodwill	12,900	12,900
Intangible assets, net	4,979	5,922
Other real estate, net	113	2,072
Accrued interest receivable	13,002	12,047
Other assets	25,315	23,765
Total Assets	$3,151,347	$2,878,120

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$524,415	$532,578
Interest-bearing demand	1,460,259	1,275,544
Savings	205,760	201,699
Time	533,358	586,671
Total deposits	2,723,792	2,596,492

Short-term advances from Federal Home Loan Bank	120,000	—
Short-term borrowings	20,000	—
Repurchase agreements	6,442	6,439
Accrued interest payable	4,289	4,480
Long-term advances from Federal Home Loan Bank	—	3,208
Senior long-term debt	21,927	25,170
Junior subordinated debentures	15,000	14,818
Other liabilities	4,906	3,624
Total Liabilities	2,916,356	2,654,231

Shareholders' Equity
Preferred stock, Series A - $1,000 par value - 100,000 shares authorized
Non-cumulative perpetual; 34,500 shares issued and outstanding, respectively	$33,058	$33,058
Common stock, $1 par value - 100,600,000 shares authorized and 10,716,796 shares issued	10,717	10,717
Surplus	130,093	130,093
Retained earnings	76,351	56,654
Accumulated other comprehensive (loss) income	(15,228)	(6,633)
Total Shareholders' Equity	234,991	223,889
Total Liabilities and Shareholders' Equity	$3,151,347	$2,878,120
See Notes to Consolidated Financial Statements.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(in thousands, except share data)	2022	2021
Interest Income:
Loans (including fees)	$126,002	$103,353
Deposits with other banks	1,324	316
Securities (including FHLB stock)	9,250	8,248
Federal funds sold	—	—
Total Interest Income	136,576	111,917

Interest Expense:
Demand deposits	21,419	7,237
Savings deposits	915	204
Time deposits	10,682	12,893
Borrowings	3,518	1,965
Total Interest Expense	36,534	22,299

Net Interest Income	100,042	89,618
Less: Provision for loan losses	3,656	2,055
Net Interest Income after Provision for Loan Losses	96,386	87,563

Noninterest Income:
Service charges, commissions and fees	3,160	2,699
ATM and debit card fees	3,406	3,562
Net (losses) gains on securities	(17)	714
Net gains on sale of loans	1,774	942
Other	2,686	2,843
Total Noninterest Income	11,009	10,760

Noninterest Expense:
Salaries and employee benefits	36,699	32,179
Occupancy and equipment expense	8,932	8,681
Other	25,374	23,008
Total Noninterest Expense	71,005	63,868

Income Before Income Taxes	36,390	34,455
Less: Provision for income taxes	7,506	7,158
Net Income	28,884	27,297
Less: Preferred stock dividends	2,328	1,384
Net Income Available to Common Shareholders	$26,556	$25,913

Per Common Share:
Earnings	$2.48	$2.42
Cash dividends paid	$0.64	$0.60

Weighted Average Common Shares Outstanding	10,716,796	10,716,796
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(in thousands)	2022	2021
Net Income	$28,884	$27,297
Other comprehensive income:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(10,897)	(8,501)
Reclassification adjustments for losses (gains) included in net income	17	(714)
Reclassification of OTTI losses included in net income	—	—
Change in unrealized (losses) gains on securities	(10,880)	(9,215)
Tax impact	2,285	1,935
Other comprehensive (loss) income	(8,595)	(7,280)
Comprehensive Income	$20,289	$20,017

 See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Preferred Stock $1,000 Par	Common Stock $1 Par	Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total

Balance December 31, 2020	$—	$10,717	$130,093	$37,134	$647	$178,591
Net income	—	—	—	27,297	—	27,297
Preferred stock issued, 34,500 shares, net of costs	33,058	—	—	—	—	33,058
Other comprehensive income (loss)	—	—	—	—	(7,280)	(7,280)
Preferred stock dividends	—	—	—	(1,384)		(1,384)
Cash dividends on common stock ($0.60 per share)	—	—	—	(6,393)	—	(6,393)
Balance December 31, 2021	$33,058	$10,717	$130,093	$56,654	$(6,633)	$223,889
Net income	—	—	—	28,884	—	28,884
Other comprehensive income (loss)	—	—	—	—	(8,595)	(8,595)
Preferred stock dividends	—			(2,328)		(2,328)
Cash dividends on common stock ($0.64 per share)	—	—	—	(6,859)	—	(6,859)
Balance December 31, 2022	$33,058	$10,717	$130,093	$76,351	$(15,228)	$234,991
 See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2022	2021
Cash Flows From Operating Activities:
Net income	$28,884	$27,297
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,656	2,055
Depreciation and amortization	4,109	4,775
Amortization/Accretion of investments	1,801	(104)
(Gain) loss on sale/call of securities	17	(714)
Gain on sale of assets	(1,857)	(965)
Repossessed asset write downs, gains and losses on dispositions	96	536
FHLB stock dividends	(20)	(13)
Change in other assets and liabilities, net	179	(6,347)
Net Cash Provided by Operating Activities	36,865	26,520

Cash Flows From Investing Activities:
Proceeds from maturities, calls and sales of AFS securities	52,986	417,557
Funds invested in AFS securities	(153,053)	(551,563)
Funds invested in preferred securities	—	(1,000)
Proceeds from redemption of preferred securities	—	1,500
Proceeds from sale/redemption of Federal Home Loan Bank stock	2,182	2,160
Funds invested in Federal Home Loan Bank stock	(7,331)	(155)
Net increase in loans	(362,543)	(320,347)
Purchases of premises and equipment	(2,643)	(2,204)
Proceeds from sales of premises and equipment	70	77
Proceeds from sales of other real estate owned	2,421	1,330
Net Cash Used In Investing Activities	(467,911)	(452,645)

Cash Flows From Financing Activities:
Net increase in deposits	127,300	430,174
Net (decrease) increase in federal funds purchased and short-term borrowings	140,003	(49,682)
Repayment of long-term borrowings	(5,783)	(17,321)
Net proceeds from issuance of preferred stock	—	33,058
Dividends paid on preferred stock	(2,328)	(1,384)
Dividends paid on common stock	(6,859)	(6,393)
Net Cash Provided By Financing Activities	252,333	388,452

Net (Decrease) Increase In Cash and Cash Equivalents	(178,713)	(37,673)
Cash and Cash Equivalents at the Beginning of the Period	261,932	299,605
Cash and Cash Equivalents at the End of the Period	$83,219	$261,932

Noncash Activities:
Acquisition of real estate in settlement of loans	$558	$1,782
Transfer of securities from AFS to HTM	$176,181	$160,014

Cash Paid During the Period:
Interest on deposits and borrowed funds	$36,725	$23,111
Federal income taxes	$7,600	$11,400
State income taxes	$20	$36
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Summary of Significant Accounting Policies

Business

First Guaranty Bancshares, Inc. ("First Guaranty") is a Louisiana corporation and a financial holding company headquartered in Hammond, LA. First Guaranty owns all of the outstanding shares of common stock of First Guaranty Bank. First Guaranty Bank (the "Bank") is a Louisiana-chartered commercial bank that offers a wide range of financial services and focuses on building client relationships and providing exceptional customer service. These services include consumer and commercial lending, mortgage loan origination, the issuance of credit cards and retail banking services. The Bank also maintains an investment portfolio comprised of government, government agency, corporate, and municipal securities. The Bank has thirty-six banking facilities and forty-eight automated teller machines (ATMs) in Southeast, Southwest, Central and North Louisiana, North Central Texas, Kentucky and West Virginia.

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

Troubled Debt Restructurings (TDRs)

TDRs are loans in which the borrower is experiencing financial difficulty at the time of restructuring, and the Bank has granted a concession to the borrower. TDRs are undertaken in order to improve the likelihood of recovery on the loan and may take the form of modifications made with the stated interest rate lower than the current market rate for new debt with similar risk, other modifications to the structure of the loan that fall outside of normal underwriting policies and procedures, or in limited circumstances forgiveness of principal and / or interest. TDRs can involve loans remaining on non-accrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. TDRs are subject to policies governing accrual and nonaccrual evaluation consistent with all other loans as discussed in the "Loans" section above. All loans with the TDR designation are considered to be impaired, even if they are accruing.

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

The TDR requirements became inapplicable to First Guaranty upon our adoption of CECL on January 1, 2023.

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

Reclassifications

Certain reclassifications have been made to prior year end financial statements in order to conform to the classification adopted for reporting in 2022.

Note 2. Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments- Credit Losses: Measurement of Credit Losses on Financial Instruments". This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. The ASU amendments require the measurement of all expected credit losses for financial assets held at the reporting date be based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU requires assets held at cost basis to reflect the company's current estimate of all expected credit losses. For available for sale debt securities, credit losses should be presented as an allowance rather than as a write-down. In addition, this ASU amends the accounting for purchased financial assets with credit deterioration. On October 16, 2019, the FASB approved an effective date delay applicable to smaller reporting companies until fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. First Guaranty adopted this guidance on January 1, 2023.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. The effective date is January 1, 2023. We do not expect it will have a material impact on the consolidated financial statements.

Note 3. Cash and Due from Banks

Certain reserves are required to be maintained at the Federal Reserve Bank. There was no reserve requirement as of December 31, 2022 and 2021. At December 31, 2022 First Guaranty had three accounts at correspondent banks, excluding the Federal Reserve Bank, that exceeded the FDIC insurable limit of $250,000. These accounts were over the insurable limit by $4.6 million. At December 31, 2021 First Guaranty had three accounts at correspondent banks, excluding the Federal Reserve Bank, that exceeded the FDIC insurable limit of $250,000. These accounts were over the insurable limit by $2.0 million.

Note 4. Securities

A summary comparison of securities by type at December 31, 2022 and 2021 is shown below.

	December 31, 2022				December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasuries	$100,642	$—	$(2,142)	$98,500	$—	$—	$—	—
U.S. Government Agencies	—	—	—	—	116,733	—	(623)	116,110
Corporate debt securities	16,750	—	(752)	15,998	79,344	732	(1,851)	78,225
Municipal bonds	14,742	31	(426)	14,347	15,543	156	—	15,699
Mortgage-backed securities	2,711		(98)	2,613	576	10	—	586
Total available for sale securities	$134,845	$31	$(3,418)	$131,458	$212,196	$898	$(2,474)	$210,620

Held to maturity:
U.S. Government Agencies	$265,032	$—	$(69,503)	$195,529	$153,536	$—	$(2,951)	$150,585
Corporate debt securities	55,036	—	(8,005)	47,031	—	—	—	—
Total held to maturity securities	$320,068	$—	$(77,508)	$242,560	$153,536	$—	$(2,951)	$150,585

The scheduled maturities of securities at December 31, 2022, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to call or prepayments. Mortgage-backed securities are not due at a single maturity because of amortization and potential prepayment of the underlying mortgages. For this reason they are presented separately in the maturity table below.

	December 31, 2022
(in thousands)	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$51,087	$50,911
Due after one year through five years	53,552	51,664
Due after five years through 10 years	20,001	19,129
Over 10 years	7,494	7,141
Subtotal	132,134	128,845
Mortgage-backed Securities	2,711	2,613
Total available for sale securities	$134,845	$131,458

Held to maturity:
Due in one year or less	$—	$—
Due after one year through five years	402	344
Due after five years through 10 years	74,092	62,211
Over 10 years	245,574	180,005
Total held to maturity securities	$320,068	$242,560

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at December 31, 2022.

	December 31, 2022
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	—	$—	$—	6	$98,500	$(2,142)	6	$98,500	$(2,142)
U.S. Government Agencies	—	—	—	—	—	—	—	—	—
Corporate debt securities	14	14,628	(622)	2	1,370	(130)	16	15,998	(752)
Municipal bonds	46	5,854	(394)	6	673	(32)	52	6,527	(426)
Mortgage-backed securities	3	2,608	(98)	4	5	—	7	2,613	(98)
Total available for sale securities	63	$23,090	$(1,114)	18	$100,548	$(2,304)	81	$123,638	$(3,418)

Held to maturity:
U.S. Government Agencies	13	$89,695	(21,724)	16	$105,834	$(47,779)	29	$195,529	$(69,503)
Corporate debt securities	59	47,031	(8,005)	—	—	—	59	47,031	(8,005)
Total held to maturity securities	72	$136,726	$(29,729)	16	$105,834	$(47,779)	88	$242,560	$(77,508)

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

As of December 31, 2022, 169 of First Guaranty's debt securities had gross unrealized losses totaling 18.1% of the individual securities' amortized cost basis and 17.8% of First Guaranty's total amortized cost basis of the investment securities portfolio. 34 of the 169 securities had been in a continuous loss position for over 12 months at such date. The 34 securities had an aggregate amortized cost basis of $256.5 million and an unrealized loss of $50.1 million at December 31, 2022. Management has the intent and ability to hold these debt securities until maturity or until anticipated recovery.

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

Corporate debt securities in a loss position consist primarily of corporate bonds issued by businesses in the financial, insurance, utility, manufacturing, industrial, consumer products and oil and gas industries. There were no securities with an other-than-temporary impairment loss at December 31, 2022. First Guaranty believes that the remaining issuers will be able to fulfill the obligations of these securities based on evaluations described above. First Guaranty has the ability and intent to hold these securities until they recover, which could be at their maturity dates.

There were no other-than-temporary impairment losses recognized on securities during the years ended December 31, 2022 and 2021.

The following table presents a roll-forward of the amount of credit losses on debt securities held by First Guaranty for which a portion of OTTI was recognized in other comprehensive income for the year ended December 31, 2022 and 2021:

(in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Beginning balance of credit losses at beginning of year	$—	$100
Other-than-temporary impairment credit losses on securities not previously OTTI	—	—
Increases for additional credit losses on securities previously determined to be OTTI	—	—
Reduction for increases in cash flows	—	—
Reduction due to credit impaired securities sold or fully settled	—	(100)
Ending balance of cumulative credit losses recognized in earnings at end of year	$—	$—

In 2022 and 2021 there were no other-than-temporary impairment credit losses on securities for which First Guaranty had previously recognized OTTI. For securities that have indications of credit related impairment, management analyzes future expected cash flows to determine if any credit related impairment is evident. Estimated cash flows are determined using management's best estimate of future cash flows based on specific assumptions. The assumptions used to determine the cash flows were based on estimates of loss severity and credit default probabilities. Management reviews reports from credit rating agencies and public filings of issuers.

At December 31, 2022 and 2021 the carrying value of pledged securities totaled $260.8 million and $234.9 million, respectively.

Gross realized gains on sales of securities were $0.1 million and $1.0 million for the years ended December 31, 2022 and 2021, respectively. Gross realized losses were $0.1 million and $0.4 million for the years ended December 31, 2022 and 2021. The tax applicable to these transactions amounted to $3,000 and $0.1 million for 2022 and 2021, respectively. Proceeds from sales of securities classified as available for sale amounted to $3.1 million and $49.7 million for the years ended December 31, 2022 and 2021, respectively.

Net unrealized losses on available for sale securities included in accumulated other comprehensive income (loss) ("AOCI"), net of applicable income taxes, totaled $15.2 million at December 31, 2022. At December 31, 2021 net unrealized gains included in AOCI, net of applicable income taxes, totaled $6.6 million. During 2022 net gains, net of tax, reclassified out of AOCI into earnings totaled $13,000. During 2021 net gains, net of tax, reclassified out of AOCI into earnings totaled $0.6 million.

At December 31, 2022, First Guaranty's exposure to investment securities issuers that exceeded 10% of shareholders' equity was as follows:

	December 31, 2022
(in thousands)	Amortized Cost	Fair Value
U.S. Government Treasuries (U.S.)	$100,642	$98,500
Federal Home Loan Bank (FHLB)	32,090	25,047
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	97,414	67,307
Federal Farm Credit Bank (FFCB)	138,237	105,787
Total	$368,383	$296,641

Note 5. Loans

The following table summarizes the components of First Guaranty's loan portfolio as of December 31, 2022 and December 31, 2021:

	December 31, 2022		December 31, 2021
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$233,091	9.2%	$174,334	8.1%
Farmland	24,823	1.0%	31,810	1.5%
1- 4 Family	366,330	14.5%	288,347	13.3%
Multifamily	119,785	4.7%	65,848	3.0%
Non-farm non-residential	992,929	39.3%	886,407	40.9%
Total Real Estate	1,736,958	68.7%	1,446,746	66.8%
Non-Real Estate:
Agricultural	39,045	1.5%	26,747	1.2%
Commercial and industrial(1)	385,279	15.3%	398,391	18.4%
Commercial leases	317,574	12.6%	246,022	11.4%
Consumer and other	47,864	1.9%	48,142	2.2%
Total Non-Real Estate	789,762	31.3%	719,302	33.2%
Total Loans Before Unearned Income	2,526,720	100.0%	2,166,048	100.0%
Unearned income	(7,643)		(6,689)
Total Loans Net of Unearned Income	$2,519,077		$2,159,359

(1) Includes PPP loans fully guaranteed by the SBA of $5.9 million and $35.4 million at December 31, 2022 and December 31, 2021, respectively.

The following table summarizes fixed and floating rate loans by contractual maturity, excluding nonaccrual loans, as of December 31, 2022 and December 31, 2021 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	December 31, 2022			December 31, 2021
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$234,921	$137,203	$372,124	$239,423	$117,697	$357,120
One to five years	900,960	339,894	1,240,854	926,640	385,509	1,312,149
Five to 15 years	114,425	216,251	330,676	114,976	106,579	221,555
Over 15 years	261,209	308,291	569,500	179,522	78,987	258,509
Subtotal	$1,511,515	$1,001,639	2,513,154	$1,460,561	$688,772	2,149,333
Nonaccrual loans			13,566			16,715
Total Loans Before Unearned Income			2,526,720			2,166,048
Unearned income			(7,643)			(6,689)
Total Loans Net of Unearned Income			$2,519,077			$2,159,359

Included in floating rate loans are loans that adjust to a floating rate following an initial fixed rate period. The initial fixed rate periods are typically one, three, or five years.

The following tables present the age analysis of past due loans at December 31, 2022 and December 31, 2021:

	As of December 31, 2022
(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$1,029	$652	$1,681	$231,410	$233,091	$427
Farmland	357	290	647	24,176	24,823	—
1- 4 family	4,512	4,158	8,670	357,660	366,330	332
Multifamily	874	157	1,031	118,754	119,785	157
Non-farm non-residential	1,133	3,849	4,982	987,947	992,929	103
Total Real Estate	7,905	9,106	17,011	1,719,947	1,736,958	1,019
Non-Real Estate:
Agricultural	120	1,622	1,742	37,303	39,045	—
Commercial and industrial	1,369	942	2,311	382,968	385,279	123
Commercial leases	—	1,799	1,799	315,775	317,574	—
Consumer and other	1,997	1,239	3,236	44,628	47,864	—
Total Non-Real Estate	3,486	5,602	9,088	780,674	789,762	123
Total Loans Before Unearned Income	$11,391	$14,708	$26,099	$2,500,621	2,526,720	$1,142
Unearned income					(7,643)
Total Loans Net of Unearned Income					$2,519,077

	As of December 31, 2021
(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$956	$776	$1,732	$172,602	$174,334	$246
Farmland	17	787	804	31,006	31,810	—
1- 4 family	3,932	3,375	7,307	281,040	288,347	514
Multifamily	1,669	162	1,831	64,017	65,848	162
Non-farm non-residential	1,352	9,014	10,366	876,041	886,407	281
Total Real Estate	7,926	14,114	22,040	1,424,706	1,446,746	1,203
Non-Real Estate:
Agricultural	97	2,302	2,399	24,348	26,747	—
Commercial and industrial	1,233	722	1,955	396,436	398,391	23
Commercial leases	—	—	—	246,022	246,022	—
Consumer and other	920	822	1,742	46,400	48,142	19
Total Non-Real Estate	2,250	3,846	6,096	713,206	719,302	42
Total Loans Before Unearned Income	$10,176	$17,960	$28,136	$2,137,912	2,166,048	$1,245
Unearned income					(6,689)
Total Loans Net of Unearned Income					$2,159,359

The tables above include $13.6 million and $16.7 million of nonaccrual loans for December 31, 2022 and 2021, respectively. See the tables below for more detail on nonaccrual loans.

The following is a summary of nonaccrual loans by class at the dates indicated:

	As of December 31,
(in thousands)	2022	2021
Real Estate:
Construction & land development	$225	$530
Farmland	290	787
1- 4 family	3,826	2,861
Multifamily	—	—
Non-farm non-residential	3,746	8,733
Total Real Estate	8,087	12,911
Non-Real Estate:
Agricultural	1,622	2,302
Commercial and industrial	819	699
Commercial leases	1,799	—
Consumer and other	1,239	803
Total Non-Real Estate	5,479	3,804
Total Nonaccrual Loans	$13,566	$16,715

The following table identifies the credit exposure of the loan portfolio, including loans acquired with deteriorated credit quality, by specific credit ratings as of the dates indicated:

	As of December 31, 2022					As of December 31, 2021
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Construction & land development	$229,416	$2,846	$829	$—	$233,091	$151,220	$21,997	$1,117	$—	$174,334
Farmland	19,722	35	5,066	—	24,823	27,678	40	4,092	—	31,810
1- 4 family	347,842	8,667	9,821	—	366,330	270,866	7,644	9,837	—	288,347
Multifamily	117,081	444	2,260	—	119,785	56,686	2,212	6,950	—	65,848
Non-farm non-residential	968,861	15,071	8,997	—	992,929	795,495	72,103	18,809	—	886,407
Total Real Estate	1,682,922	27,063	26,973	—	1,736,958	1,301,945	103,996	40,805	—	1,446,746
Non-Real Estate:
Agricultural	34,827	198	4,020	—	39,045	23,952	128	2,667	—	26,747
Commercial and industrial	374,947	2,016	8,316	—	385,279	355,407	34,220	8,764	—	398,391
Commercial leases	315,775	—	1,799	—	317,574	245,869	—	153	—	246,022
Consumer and other	45,225	1,031	1,608	—	47,864	46,804	374	964	—	48,142
Total Non-Real Estate	770,774	3,245	15,743	—	789,762	672,032	34,722	12,548	—	719,302
Total Loans Before Unearned Income	$2,453,696	$30,308	$42,716	$—	2,526,720	$1,973,977	$138,718	$53,353	$—	2,166,048
Unearned income					(7,643)					(6,689)
Total Loans Net of Unearned Income					$2,519,077					$2,159,359

Purchased Impaired Loans

As part of the acquisition of Union Bancshares, Inc. on November 7, 2019 and Premier Bancshares, Inc. on June 16, 2017, First Guaranty purchased credit impaired loans for which there was, at acquisition, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows at December 31, 2022 and 2021.

(in thousands)	As of December 31, 2022	As of December 31, 2021
Real Estate:
Construction & land development	$301	$146
Farmland	—	—
1- 4 family	1,311	1,848
Multifamily	—	—
Non-farm non-residential	1,904	2,192
Total Real Estate	3,516	4,186
Non-Real Estate:
Agricultural	—	159
Commercial and industrial	742	798
Commercial leases	—	—
Consumer and other	—	—
Total Non-Real Estate	742	957
Total	$4,258	$5,143

For those purchased loans disclosed above, there was an allowance for loan and lease losses of $0.7 million at December 31, 2022 and December 31, 2021.

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

The accretable yield, or income expected to be collected, on the purchased loans above is as follows for the years ended December 31, 2022 and 2021.

(in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Balance, beginning of period	$2,378	$2,892
Acquisition accretable yield	—	—
Accretion	(268)	(514)
Net transfers from nonaccretable difference to accretable yield	—	—
Balance, end of period	$2,110	$2,378

Note 6. Allowance for Loan and Lease Losses

A summary of changes in the allowance for loan and lease losses, by loan type, for the years ended December 31, 2022 and 2021 are as follows:

	As of December 31,
	2022					2021
(in thousands)	Beginning Allowance (12/31/21)	Charge-offs	Recoveries	Provision	Ending Allowance (12/31/22)	Beginning Allowance (12/31/20)	Charge-offs	Recoveries	Provision	Ending Allowance (12/31/21)
Real Estate:
Construction & land development	$769	$(65)	$340	$188	$1,232	$1,029	$(92)	$—	$(168)	$769
Farmland	478	—	—	(395)	83	462	—	90	(74)	478
1- 4 family	1,921	(94)	76	(142)	1,761	2,510	(266)	44	(367)	1,921
Multifamily	940	—	452	(646)	746	978	(12)	—	(26)	940
Non-farm non-residential	12,730	(603)	349	(3,196)	9,280	15,064	(1,020)	7	(1,321)	12,730
Total Real Estate	16,838	(762)	1,217	(4,191)	13,102	20,043	(1,390)	141	(1,956)	16,838
Non-Real Estate:
Agricultural	183	(460)	133	384	240	181	(149)	17	134	183
Commercial and industrial	2,363	(563)	91	303	2,194	2,802	(89)	96	(446)	2,363
Commercial leases	2,486	(150)	5	2,538	4,879	583	—	4	1,899	2,486
Consumer and other	1,371	(4,151)	473	4,813	2,506	907	(1,494)	320	1,638	1,371
Unallocated	788	—	—	(191)	597	2	—	—	786	788
Total Non-Real Estate	7,191	(5,324)	702	7,847	10,416	4,475	(1,732)	437	4,011	7,191
Total	$24,029	$(6,086)	$1,919	$3,656	$23,518	$24,518	$(3,122)	$578	$2,055	$24,029

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio. The result is an allocation of the loan loss reserve from one category to another.

A summary of the allowance along with loans and leases, including loans acquired with deteriorated credit quality, individually and collectively evaluated for impairment are as follows:

	As of December 31, 2022
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Individually Evaluated for Purchased Credit-Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Individually Evaluated for Purchased Credit-Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$—	$—	$1,232	$1,232	$68	$301	$232,722	$233,091
Farmland	—	—	83	83	4,240	—	20,583	24,823
1- 4 family	—	—	1,761	1,761	949	1,311	364,070	366,330
Multifamily	—	—	746	746	—	—	119,785	119,785
Non-farm non-residential	666	512	8,102	9,280	4,095	1,904	986,930	992,929
Total Real Estate	666	512	11,924	13,102	9,352	3,516	1,724,090	1,736,958
Non-Real Estate:
Agricultural	—	—	240	240	2,366	—	36,679	39,045
Commercial and industrial	412	212	1,570	2,194	5,919	742	378,618	385,279
Commercial leases	1,799	—	3,080	4,879	1,799	—	315,775	317,574
Consumer and other	—	—	2,506	2,506	—	—	47,864	47,864
Unallocated	—	—	597	597	—	—	—	—
Total Non-Real Estate	2,211	212	7,993	10,416	10,084	742	778,936	789,762
Total	$2,877	$724	$19,917	$23,518	$19,436	$4,258	$2,503,026	$2,526,720
Unearned Income								(7,643)
Total Loans Net of Unearned Income								$2,519,077

	As of December 31, 2021
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Individually Evaluated for Purchased Credit-Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Individually Evaluated for Purchased Credit-Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$—	$—	$769	$769	$—	$146	$174,188	$174,334
Farmland	19	—	459	478	496	—	31,314	31,810
1- 4 family	258	—	1,663	1,921	961	1,848	285,538	288,347
Multifamily	—	—	940	940	—	—	65,848	65,848
Non-farm non-residential	1,822	509	10,399	12,730	10,899	2,192	873,316	886,407
Total Real Estate	2,099	509	14,230	16,838	12,356	4,186	1,430,204	1,446,746
Non-Real Estate:
Agricultural	—	—	183	183	1,383	159	25,205	26,747
Commercial and industrial	72	216	2,075	2,363	1,286	798	396,307	398,391
Commercial leases	—	—	2,486	2,486	—	—	246,022	246,022
Consumer and other	—	—	1,371	1,371	—	—	48,142	48,142
Unallocated	—	—	788	788	—	—	—	—
Total Non-Real Estate	72	216	6,903	7,191	2,669	957	715,676	719,302
Total	$2,171	$725	$21,133	$24,029	$15,025	$5,143	$2,145,880	$2,166,048
Unearned Income								(6,689)
Total Loans Net of Unearned Income								$2,159,359

As of December 31, 2022 and 2021, First Guaranty had loans totaling $13.6 million and $16.7 million, respectively, not accruing interest. As of December 31, 2022, and 2021, First Guaranty had loans past due 90 days or more and still accruing interest totaling $1.1 million and $1.2 million, respectively. The average outstanding balance of nonaccrual loans in 2022 was $12.8 million compared to $17.1 million in 2021.

As of December 31, 2022, First Guaranty has no outstanding commitments to advance additional funds in connection with impaired loans.

The following is a summary of impaired loans, excluding loans acquired with deteriorated credit quality, by class at December 31, 2022:

	As of December 31, 2022
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$68	$68	$—	$68	$—
Farmland	4,240	4,240	—	4,242	51
1- 4 family	949	949	—	949	5
Multifamily	—	—	—	—	—
Non-farm non-residential	1,814	1,814	—	1,817	56
Total Real Estate	7,071	7,071	—	7,076	112
Non-Real Estate:
Agricultural	2,366	2,521	—	2,366	7
Commercial and industrial	4,871	4,988	—	4,988	33
Commercial leases	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total Non-Real Estate	7,237	7,509	—	7,354	40
Total Impaired Loans with no related allowance	14,308	14,580	—	14,430	152

Impaired Loans with an allowance recorded:
Real estate:
Construction & land development	—	—	—	—	—
Farmland	—	—	—	—	—
1- 4 family	—	—	—	—	—
Multifamily	—	—	—	—	—
Non-farm non-residential	2,281	2,855	666	2,279	5
Total Real Estate	2,281	2,855	666	2,279	5
Non-Real Estate:
Agricultural	—	—	—	—	—
Commercial and industrial	1,048	1,048	412	1,112	35
Commercial leases	1,799	1,812	1,799	1,817	27
Consumer and other	—	—	—	—	—
Total Non-Real Estate	2,847	2,860	2,211	2,929	62
Total Impaired Loans with an allowance recorded	5,128	5,715	2,877	5,208	67

Total Impaired Loans	$19,436	$20,295	$2,877	$19,638	$219

The following is a summary of impaired loans, excluding loans acquired with deteriorated credit quality, by class at December 31, 2021:

	As of December 31, 2021
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$—	$—	$—	$—	$—
Farmland	—	—	—	—	—
1- 4 family	—	—	—	—	—
Multifamily	—	—	—	—	—
Non-farm non-residential	5,164	5,818	—	5,935	137
Total Real Estate	5,164	5,818	—	5,935	137
Non-Real Estate:
Agricultural	1,383	1,668	—	1,412	—
Commercial and industrial	470	470	—	479	30
Commercial leases	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total Non-Real Estate	1,853	2,138	—	1,891	30
Total Impaired Loans with no related allowance	7,017	7,956	—	7,826	167

Impaired Loans with an allowance recorded:
Real estate:
Construction & land development	—	—	—	—	—
Farmland	496	626	19	515	—
1- 4 family	961	961	258	968	56
Multifamily	—	—	—	—	—
Non-farm non-residential	5,735	5,996	1,822	5,842	90
Total Real Estate	7,192	7,583	2,099	7,325	146
Non-Real Estate:
Agricultural	—	—	—	—	—
Commercial and industrial	816	816	72	875	28
Commercial leases	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total Non-Real Estate	816	816	72	875	28
Total Impaired Loans with an allowance recorded	8,008	8,399	2,171	8,200	174

Total Impaired Loans	$15,025	$16,355	$2,171	$16,026	$341

Troubled Debt Restructurings

A Troubled Debt Restructuring ("TDR") is considered such if the lender for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider. The modifications to First Guaranty's TDRs were concessions on either the interest rate charged or the amortization. The effect of the modifications to First Guaranty was a reduction in interest income. These loans have an allocated reserve in First Guaranty's allowance for loan and lease losses. First Guaranty restructured one loan that is considered TDR in the year ended December 31, 2022. First Guaranty did not restructure any loans that are considered TDRs in the year ended December 31, 2021. At December 31, 2022, First Guaranty had one outstanding TDR.

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

The following table is an age analysis of TDRs as of December 31, 2022 and December 31, 2021:

	December 31, 2022				December 31, 2021
	Accruing Loans				Accruing Loans
(in thousands)	Current	30-89 Days Past Due	Nonaccrual	Total TDRs	Current	30-89 Days Past Due	Nonaccrual	Total TDRs
Real Estate:
Construction & land development	$—	$—	$—	$—	$—	$—	$—	$—
Farmland	1,094	—	—	1,094	—	—	—	—
1- 4 family	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Non-farm non-residential	—	—	—	—	—	—	3,382	3,382
Total Real Estate	1,094	—	—	1,094	—	—	3,382	3,382
Non-Real Estate:
Agricultural	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Commercial leases	—	—	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—	—	—
Total Non-Real Estate	—	—	—	—	—	—	—	—
Total	$1,094	$—	$—	$1,094	$—	$—	$3,382	$3,382

There were no commitments to lend additional funds to debtors whose terms have been modified in a troubled debt restructuring at December 31, 2022.

The TDR requirements became inapplicable to First Guaranty upon its adoption of CECL on January 1, 2023.

Note 7. Premises and Equipment

The components of premises and equipment at December 31, 2022 and 2021 are as follows:

(in thousands)	December 31, 2022	December 31, 2021
Land	$15,284	$15,284
Bank premises	54,423	53,899
Furniture and equipment	31,109	30,481
Construction in progress	1,854	536
Acquired value	102,670	100,200
Less: accumulated depreciation	44,464	41,563
Net book value	$58,206	$58,637

Depreciation expense amounted to $3.1 million and $3.4 million for 2022 and 2021, respectively. Interest cost capitalized as a construction cost was $0 and $61,000 for 2022 and 2021, respectively.

Note 8. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to impairment testing. Other intangible assets continue to be amortized over their useful lives. Goodwill represents the purchase price over the fair value of net assets acquired from the Homestead Bancorp in 2007, Premier Bancshares, Inc. in 2017 and Union Bancshares, Incorporated in 2019. No impairment charges have been recognized since acquisition. Goodwill totaled $12.9 million at December 31, 2022 and 2021.

The following table summarizes intangible assets subject to amortization.

	December 31, 2022			December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$16,266	$11,911	$4,355	$16,266	$11,215	$5,051
Loan servicing assets	2,195	1,571	624	2,133	1,262	871
Total	$18,461	$13,482	$4,979	$18,399	$12,477	$5,922

The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions. The weighted-average amortization period remaining for the core deposit intangibles is 6.3 years.

Amortization expense relating to purchase accounting intangibles totaled $0.7 million and $0.8 million for the years ended December 31, 2022 and 2021, respectively.

Amortization expense of the core deposit intangible assets for the next five years is as follows:

For the Years Ended	Estimated Amortization Expense (in thousands)
December 31, 2023	$696
December 31, 2024	$696
December 31, 2025	$696
December 31, 2026	$696
December 31, 2027	$696

Note 9. Other Real Estate

Other real estate owned consists of the following at the dates indicated:

(in thousands)	December 31, 2022	December 31, 2021
Real Estate Owned Acquired by Foreclosure:
Residential	$113	$817
Construction & land development	—	—
Non-farm non-residential	—	1,776
Total Other Real Estate Owned and Foreclosed Property	113	2,593
Allowance for Other Real Estate Owned losses	—	(521)
Net Other Real Estate Owned and Foreclosed Property	$113	$2,072

Note 10. Deposits

A schedule of maturities of all time deposits are as follows:

(in thousands)	December 31, 2022
2023	$312,910
2024	148,386
2025	34,624
2026	25,191
2027 and thereafter	12,247
Total	$533,358

The table above includes $250,000 in brokered deposits for December 31, 2022. The aggregate amount of jumbo time deposits, each with a minimum denomination of $250,000 totaled $155.0 million and $159.1 million at December 31, 2022 and 2021, respectively.

Note 11. Borrowings

Short-term borrowings are summarized as follows:

(in thousands)	December 31, 2022	December 31, 2021
Federal Home Loan Bank advances	$120,000	$—
Repurchase agreements	6,442	6,439
Line of credit	20,000	—
Total short-term borrowings	$146,442	$6,439

First Guaranty maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. First Guaranty had $146.4 million in short-term borrowings outstanding at December 31, 2022 compared to $6.4 million outstanding at December 31, 2021. First Guaranty has available lines of credit of $26.5 million, with $20.0 million outstanding balance at December 31, 2022.

Available lines of credit totaled $505.5 million at December 31, 2022 and $597.6 million at December 31, 2021.

The following schedule provides certain information about First Guaranty's short-term borrowings for the periods indicated:

	December 31,
(in thousands except for %)	2022	2021
Outstanding at year end	$146,442	$6,439
Maximum month-end outstanding	$146,442	$56,369
Average daily outstanding	$42,149	$10,458
Weighted average rate during the year	5.12%	1.40%
Weighted average rate at year end	4.86%	2.23%

Long-term debt is summarized as follows:

First Guaranty had a long-term FHLB advance that was acquired from the Union transaction that totaled $3.2 million at December 31, 2021. This advance was paid off during the first quarter of 2022.

Senior long-term debt with a commercial bank, priced at floating Wall Street Journal Prime less 70 basis points (6.80%), totaled $21.9 million at December 31, 2022 and $25.2 million at December 31, 2021. First Guaranty pays $812,500 principal plus interest quarterly. This loan was renewed in November 2019 and has a contractual maturity date of November 7, 2024. This long-term debt is secured by a pledge of 85% (4,823,899 shares) of First Guaranty's interest in First Guaranty Bank (a wholly owned subsidiary).

Subordinated debt, priced at Wall Street Journal Prime plus 75 basis points totaled $0 at December 31, 2022 and $14.8 million at December 31, 2021. First Guaranty redeemed this Note on June 21, 2022.

Junior subordinated debt, priced at Wall Street Journal Prime plus 75 basis points (8.25% as of December 31, 2022), totaled 15.0 million at December 31, 2022. First Guaranty pays interest quarterly. The Note is unsecured and ranks junior in right of payment to any senior indebtedness and obligations to general and secured creditors. This note replaced the previously mentioned $15.0 million junior subordinated note above in June 2022. The current Note is scheduled to mature on June 21, 2032. The Note qualifies for treatment as Tier 2 capital for regulatory capital purposes.

First Guaranty maintains two revolving lines of credit. A $6.5 million line of credit with an availability of $6.5 million at December 31, 2022. This line of credit is secured by a pledge of 13.2% (735,745 shares) of First Guaranty's interest in First Guaranty Bank (a wholly owned subsidiary) and is priced at 7.50%. A $20.0 million line of credit with an availability of $0 at December 31, 2022. This line of credit is secured by a pledge of 85% (4,823,899 shares) of First Guaranty's interest in First Guaranty Bank (a wholly owned subsidiary) and is priced at 7.25%.

At December 31, 2022, letters of credit issued by the FHLB totaling $388.6 million were outstanding and carried as off-balance sheet items, all of which expire by 2024. At December 31, 2021, letters of credit issued by the FHLB totaling $250.7 million were outstanding and carried as off-balance sheet items, all of which expire by 2024. The letters of credit are solely used for pledging towards public fund deposits. The FHLB has a blanket lien on substantially all of the loans in First Guaranty's portfolio which is used to secure borrowing availability from the FHLB. First Guaranty has obtained a subordination agreement from the FHLB on First Guaranty's farmland, agricultural, and commercial and industrial loans. These loans are available to be pledged for additional reserve liquidity.

As of December 31, 2022 obligations on long-term advances from FHLB, senior long-term debt and junior subordinated debentures totaled $36.9 million.

The scheduled payments are as follows:

(in thousands)	Long-term Advances from FHLB	Senior Long-term Debt	Junior Subordinated Debentures
2023	$—	$3,250	$—
2024	—	18,687	—
2025	—	—	—
2026	—	—	—
2027	—	—	—
2028 and thereafter	—	—	15,000
Subtotal	$—	$21,937	$15,000
Debt issuance costs	—	(10)	—
Total	$—	$21,927	$15,000

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2022 and 2021, that the Bank met all capital adequacy requirements.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. First Guaranty Bank's capital conservation buffer was 3.16% at December 31, 2022.

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

As of December 31, 2022, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that Management believes have changed the Bank's category. First Guaranty Bank's actual capital amounts and ratios as of December 31, 2022 and 2021 are presented in the following table.

	Actual		Minimum Capital Requirements		Minimum to be Well Capitalized Under Action Provisions
(in thousands except for %)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Total Risk-based Capital:	$308,510	11.16%	$221,066	8.00%	$276,333	10.00%
Tier 1 Capital:	$284,992	10.31%	$165,800	6.00%	$221,066	8.00%
Tier 1 Leverage Capital:	$284,992	9.35%	$121,884	4.00%	$152,355	5.00%
Common Equity Tier One Capital:	$284,992	10.31%	$124,350	4.50%	$179,616	6.50%

December 31, 2021
Total Risk-based Capital:	$268,002	11.22%	$191,069	8.00%	$238,837	10.00%
Tier 1 Capital:	$243,973	10.22%	$143,302	6.00%	$191,069	8.00%
Tier 1 Leverage Capital:	$243,973	8.71%	$112,018	4.00%	$140,023	5.00%
Common Equity Tier One Capital:	$243,973	10.22%	$107,476	4.50%	$155,244	6.50%

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

The Bank is restricted under applicable laws in the payment of dividends to an amount equal to current year earnings plus undistributed earnings for the immediately preceding year, unless prior permission is received from the Commissioner of Financial Institutions for the State of Louisiana. Dividends payable by the Bank in 2023 without permission will be limited to 2023 earnings plus the undistributed earnings of $10.3 million from 2022.

Accordingly, at January 1, 2023, $276.7 million of First Guaranty's equity in the net assets of the Bank was restricted. In addition, dividends paid by the Bank to First Guaranty would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

Note 14. Related Party Transactions

In the normal course of business, First Guaranty and its subsidiary, First Guaranty Bank, have loans, deposits and other transactions with its executive officers, directors, affiliates and certain business organizations and individuals with which such persons are associated. These transactions are completed with terms no less favorable than current market rates. An analysis of the activity of loans made to such borrowers during the year ended December 31, 2022 and 2021 follows:

	December 31,
(in thousands)	2022	2021
Balance, beginning of year	$93,270	$79,399
Net (Decrease) Increase	(3,535)	13,871
Balance, end of year	$89,735	$93,270

Unfunded commitments to First Guaranty and Bank directors and executive officers totaled $45.6 million and $45.4 million at December 31, 2022 and 2021, respectively. At December 31, 2022 First Guaranty and the Bank had deposits from directors and executives totaling $75.4 million. There were no participations in loans purchased from affiliated financial institutions included in First Guaranty's loan portfolio in 2022 or 2021.

During the years ended 2022 and 2021, First Guaranty paid approximately $0.3 million, respectively, for printing services and supplies and office furniture and equipment to Champion Industries, Inc., of which Mr. Marshall T. Reynolds, the Chairman of First Guaranty's Board of Directors, is President, Chief Executive Officer, Chairman of the Board of Directors and a major shareholder of Champion.

On December 21, 2015, First Guaranty issued a $15.0 million subordinated note (the "2015 Note") to Edgar Ray Smith III, a director of First Guaranty. The 2015 Note had a ten-year term (non-callable for first five years) and bore interest at a fixed annual rate of 4.0% for the first five years of the term and then adjusted to a floating rate based on the Prime Rate as reported by the Wall Street Journal plus 75 basis points for the period of time after the fifth year until redemption or maturity. On June 21, 2022, First Guaranty issued a $15.0 million subordinated note (the “2022 Note”) to Mr. Smith, and used the proceeds of such issuance to redeem the 2015 Note in full. The 2022 Note has a ten-year term, maturing on June 21, 2032, is non-callable for the first five years, and bears interest at a floating rate based on the Prime Rate as reported by the Wall Street Journal plus 75 basis points. During the years ended 2022 and 2021, First Guaranty paid interest of $0.7 million and $0.8 million, respectively, under the 2015 Note and the 2022 Note.

During the years ended 2022 and 2021, First Guaranty paid approximately $0.1 million and $0.1 million, respectively, for the purchase and maintenance of First Guaranty's automobiles to subsidiaries of Hood Automotive Group, of which William K. Hood, a director of First Guaranty, is President.

During the years ended 2022 and 2021, First Guaranty paid approximately $58,000 and $0, respectively, for architectural services in relation to bank branches to Gasaway Gasaway Bankston Architects, of which bank subsidiary board member Andrew B. Gasaway is part owner.

During the years ended 2022 and 2021, First Guaranty paid approximately $0.7 million and $0.6 million, respectively, to Centurion Insurance, an insurance brokerage agency, to bind coverage at market terms for property casualty insurance and health insurance. First Guaranty owns a 50% interest in Centurion and accounts for this investment under the equity method.

Note 15. Employee Benefit Plans

First Guaranty has an employee savings plan to which employees, who meet certain service requirements, may defer 1% up to the IRS legal limit of their base salaries, 6% of which may be matched up to 100%, at its sole discretion. Contributions to the savings plan were $440,000 and $396,000 in 2022 and 2021, respectively. First Guaranty has an Employee Stock Ownership Plan ("ESOP") which was frozen in 2010. No contributions were made to the ESOP for the years 2022 or 2021. As of December 31, 2022, the ESOP held 1,003 shares. First Guaranty is in the process of terminating the plan.

Note 16. Other Expenses

The following is a summary of the significant components of other noninterest expense:

	December 31,
(in thousands)	2022	2021
Other noninterest expense:
Legal and professional fees	$4,159	$3,375
Data processing	1,596	1,794
ATM Fees	1,750	1,760
Marketing and public relations	1,747	1,711
Taxes - sales, capital and franchise	1,949	1,755
Operating supplies	728	853
Software expense and amortization	4,191	3,071
Travel and lodging	1,236	826
Telephone	406	398
Amortization of core deposits	696	764
Donations	638	564
Net costs from other real estate and repossessions	393	801
Regulatory assessment	1,997	1,945
Other	3,888	3,391
Total other noninterest expense	$25,374	$23,008

First Guaranty does not capitalize advertising costs. They are expensed as incurred and are included in other noninterest expense on the Consolidated Statements of Income. Advertising expense was $1.0 million for 2022 and 2021.

Note 17. Income Taxes
The following is a summary of the provision for income taxes included in the Consolidated Statements of Income:

	December 31,
(in thousands)	2022	2021
Current	$7,761	$7,970
Deferred	(255)	(812)
Total	$7,506	$7,158

The difference between income taxes computed by applying the statutory federal income tax rate and the provision for income taxes in the financial statements is reconciled as follows:

	December 31,
(in thousands except for %)	2022	2021
Statutory tax rate	21.0%	21.0%
Federal income taxes at statutory rate	$7,642	$7,236
Tax exempt municipal income	(108)	(81)
Other	(28)	3
Total	$7,506	$7,158

Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities, and available tax credit carry forwards. Temporary differences between the financial statement and tax values of assets and liabilities give rise to deferred taxes. The significant components of deferred taxes classified in First Guaranty's Consolidated Balance Sheets at December 31, 2022 and 2021 are as follows:

	December 31,
(in thousands)	2022	2021
Deferred tax assets:
Allowance for loan and lease losses	$4,939	$4,817
Other real estate owned	5	219
Unrealized losses on available for sale securities	711	331
Net operating loss	1,006	1,098
Other	648	781
Gross deferred tax assets	7,309	7,246

Deferred tax liabilities:
Depreciation and amortization	(2,116)	(1,917)
Core deposit intangibles	(914)	(1,059)
Unrealized gains on available for sale securities	—	—
Discount on purchased loans	(60)	(164)
Other	(880)	(687)
Gross deferred tax liabilities	(3,970)	(3,827)

Net deferred tax assets (liabilities)	$3,339	$3,419

First Guaranty determined that the net deferred tax asset at December 31, 2022 and 2021 was more likely than not to be realized based on an assessment of all available positive and negative evidence, and therefore no valuation allowance was recorded.

Net operating loss carryforwards for income tax purposes were $4.8 million as of December 31, 2022 and $5.2 million in 2021. The carryforwards were acquired in 2017 in the Premier acquisition and expire from 2027 to 2034, and will be utilized subject to annual Internal Revenue Code Section 382 limitations.

ASC 740-10, Income Taxes, clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the consolidated financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. First Guaranty does not believe it has any unrecognized tax benefits included in its consolidated financial statements. First Guaranty has not had any settlements in the current period with taxing authorities, nor has it recognized tax benefits as a result of a lapse of the applicable statute of limitations. First Guaranty recognizes interest and penalties accrued related to unrecognized tax benefits, if applicable, in noninterest expense. During the years ended December 31, 2022 and 2021, First Guaranty did not recognize any interest or penalties in its consolidated financial statements, nor has it recorded an accrued liability for interest or penalty payments.

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

Set forth below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at December 31, 2022 and December 31, 2021.

Contract Amount	December 31, 2022	December 31, 2021
(in thousands)
Commitments to Extend Credit	$246,968	$198,444
Unfunded Commitments under lines of credit	$253,906	$250,231
Commercial and Standby letters of credit	$14,222	$13,787

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

There were no losses incurred on off-balance sheet commitments in 2022 or 2021.

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified Level 3 as of December 31, 2022 includes corporate debt and municipal securities.

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

Other real estate owned. Properties are recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values of other real estate owned ("OREO") at December 31, 2022 and 2021 are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement or amounts commonly used in real estate transactions. Inputs include appraisal values or recent sales activity for similar assets in the property's market; thus OREO measured at fair value would be classified within either Level 2 or Level 3 of the hierarchy.

Certain non-financial assets and non-financial liabilities are measured at fair value on a non-recurring basis including assets and liabilities related to reporting units measured at fair value in the testing of goodwill impairment, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2022 and 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	December 31, 2022	December 31, 2021
Available for Sale Securities Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$98,466	$—
Level 2: Significant Other Observable Inputs	21,890	198,315
Level 3: Significant Unobservable Inputs	11,102	12,305
Securities available for sale measured at fair value	$131,458	$210,620

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

The change in Level 1 securities available for sale from December 31, 2021 to December 31, 2022 was due to a net increase in Treasury bills of $98.5 million. The change in Level 2 securities available for sale from December 31, 2021 to December 31, 2022 was due to the transfer of $111.0 million in U.S. Government agency securities and $54.8 million in corporate debt securities from the available for sale to the held to maturity portfolio. There were no transfers between Level 1 and 2 securities available for sale from December 31, 2021 to December 31, 2022. There were no transfers between Level 2 and 3 from December 31, 2021 to December 31, 2022.

The following table reconciles assets measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Level 3 Changes
(in thousands)	December 31, 2022	December 31, 2021
Balance, beginning of year	$12,305	$26,189
Total gains or losses (realized/unrealized):
Included in earnings	—	—
Included in other comprehensive income	(676)	(195)
Purchases, sales, issuances and settlements, net	(527)	(8,845)
Transfers in and/or out of Level 3	—	(4,844)
Balance as of end of year	$11,102	$12,305

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of December 31, 2022.

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of December 31, 2022 and December 31, 2021, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At December 31, 2022	At December 31, 2021
Fair Value Measurements Using: Impaired Loans
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	—	—
Level 3: Significant Unobservable Inputs	2,251	8,494
Impaired loans measured at fair value	$2,251	$8,494

Fair Value Measurements Using: Other Real Estate Owned
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	—	817
Level 3: Significant Unobservable Inputs	113	1,255
Other real estate owned measured at fair value	$113	$2,072

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

Other Unrecognized Financial Instruments.

The fair value of commitments to extend credit is estimated using the fees charged to enter into similar legally binding agreements, taking into account the remaining terms of the agreements and customers' credit ratings. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit are based on fees charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2022 and 2021 the fair value of guarantees under commercial and standby letters of credit was not material.

The carrying amounts and estimated fair values of financial instruments at December 31, 2022 were as follows:

		Fair Value Measurements at December 31, 2022 Using
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets
Cash and due from banks	$82,796	$82,796	$—	$—	$82,796
Federal funds sold	423	423	—	—	423
Securities, available for sale	131,458	98,466	21,890	11,102	131,458
Securities, held for maturity	320,068	—	242,560	—	242,560
Loans, net	2,495,559	—	—	2,404,402	2,404,402
Cash surrender value of BOLI	5,712	—	—	5,712	5,712
Accrued interest receivable	13,002	—	—	13,002	13,002

Liabilities
Deposits	$2,723,792	$—	$—	$2,717,471	2,717,471
Short-term advances from Federal Home Loan Bank	120,000	—	—	120,000	120,000
Short-term borrowings	20,000	—	—	20,000	20,000
Repurchase agreements	6,442	—	—	6,509	6,509
Accrued interest payable	4,289	—	—	4,289	4,289
Long-term advances from Federal Home Loan Bank	—	—	—	—	—
Senior long-term debt	21,927	—	—	21,938	21,938
Junior subordinated debentures	15,000	—	—	15,000	15,000

The carrying amounts and estimated fair values of financial instruments at December 31, 2021 were as follows:

		Fair Value Measurements at December 31, 2021 Using
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets
Cash and due from banks	$261,749	$261,749	$—	$—	$261,749
Federal funds sold	183	183	—	—	183
Securities, available for sale	210,620	—	198,315	12,305	210,620
Securities, held for maturity	153,536	—	150,585	—	150,585
Loans, net	2,135,330	—	—	2,152,590	2,152,590
Cash surrender value of BOLI	5,568	—	—	5,568	5,568
Accrued interest receivable	12,047	—	—	12,047	12,047

Liabilities
Deposits	$2,596,492	$—	$—	$2,606,635	2,606,635
Short-term advances from Federal Home Loan Bank	—	—	—	—	—
Repurchase agreements	6,439	—	—	6,462	6,462
Accrued interest payable	4,480	—	—	4,480	4,480
Long-term advances from Federal Home Loan Bank	3,208	—	—	3,208	3,208
Senior long-term debt	25,170	—	—	25,187	25,187
Junior subordinated debentures	14,818	—	—	15,000	15,000

There is no material difference between the contract amount and the estimated fair value of off-balance sheet items that are primarily comprised of short-term unfunded loan commitments that are generally at market prices.

Note 21. Concentrations of Credit and Other Risks

First Guaranty monitors loan portfolio concentrations by region, collateral type, loan type, and industry on a monthly basis and has established maximum thresholds as a percentage of its capital to ensure that the desired mix and diversification of its loan portfolio is achieved. First Guaranty is compliant with the established thresholds as of December 31, 2022. Personal, commercial and residential loans are granted to customers, most of who reside in northern and southern areas of Louisiana. Although First Guaranty has a diversified loan portfolio, significant portions of the loans are collateralized by real estate located in Tangipahoa Parish and surrounding parishes in Southeast Louisiana. Declines in the Louisiana economy could result in lower real estate values which could, under certain circumstances, result in losses to First Guaranty.

The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers.

Approximately 40.9% of First Guaranty's deposits are derived from local governmental agencies at December 31, 2022. These governmental depositing authorities are generally long-term customers. A number of the depositing authorities are under contractual obligation to maintain their operating funds exclusively with First Guaranty. In most cases, First Guaranty is required to pledge securities or letters of credit issued by the Federal Home Loan Bank to the depositing authorities to collateralize their deposits. Under certain circumstances, the withdrawal of all of, or a significant portion of, the deposits of one or more of the depositing authorities may result in a temporary reduction in liquidity, depending primarily on the maturities and/or classifications of the securities pledged against such deposits and the ability to replace such deposits with either new deposits or other borrowings. Public fund deposits totaled $1.1 billion at December 31, 2022.

Note 22. Litigation

First Guaranty is subject to various legal proceedings in the normal course of its business. First Guaranty assesses its liabilities and contingencies in connection with outstanding legal proceedings. Where it is probable that First Guaranty will incur a loss and the amount of the loss can be reasonably estimated, First Guaranty records a liability in its consolidated financial statements. First Guaranty does not record a loss if the loss is not probable or the amount of the loss is not estimable. First Guaranty Bank is a defendant in a lawsuit alleging fault for a loss of funds by a customer related to fraud by a third party with a possible loss range of $0.0 million to $1.5 million. The Bank denies the allegations and intends to vigorously defend against this lawsuit, which is in very early stages. No trial date has been set, therefore and no accrued liability has been recorded related to this lawsuit. First Guaranty settled a case in the third quarter of 2021 for $1.1 million. A receivable for $0.9 million has been recorded for recovery through First Guaranty's insurance coverage. In the opinion of management, neither First Guaranty nor First Guaranty Bank is currently involved in such legal proceedings, either individually or in the aggregate, that the resolution is expected to have a material adverse effect on First Guaranty’s consolidated results of operations, financial condition, or cash flows. However, one or more unfavorable outcomes in these ordinary claims or litigation against First Guaranty or First Guaranty Bank could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or ultimate outcomes, such matters are costly, divert management’s attention, and may materially and adversely affect the reputation of First Guaranty and First Guaranty Bank, even if resolved favorably.

Note 23. Subsequent Events

On January 6, 2023, First Guaranty and First Guaranty Bank entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Lone Star Bank (“Lone Star”), pursuant to which First Guaranty will, subject to the terms and conditions set forth in the Agreement, acquire all of the issued and outstanding shares of Lone Star common stock in exchange solely for shares of First Guaranty common stock through the merger of Lone Star with and into First Guaranty Bank, with First Guaranty Bank as the surviving banking corporation (the “Transaction”).

Under the terms of the Agreement, First Guaranty will issue shares of First Guaranty common stock with an assumed value of $23.67 per share on the closing date of the Transaction to the shareholders of Lone Star with an aggregate value equal to 1.5 times Lone Star’s tangible book value as of the month end prior to the closing date, subject to certain adjustments described in the Agreement. Outstanding options to purchase Lone Star common stock will be cashed out. The combined financial institutions will have approximately $3.2 billion in total assets, $2.5 billion in total loans, and $2.8 billion in total deposits following the close of the Transaction. The Agreement was approved by the board of directors of each of First Guaranty, FGB, and Lone Star.

The Agreement contains certain termination rights for both First Guaranty and Lone Star and further provides that a termination fee of $1.0 million will be payable by Lone Star to First Guaranty upon termination of the Agreement under certain specified circumstances.

Note 24. Condensed Parent Company Information

The following condensed financial information reflects the accounts and transactions of First Guaranty Bancshares, Inc. for the dates indicated:

First Guaranty Bancshares, Inc.
Condensed Balance Sheets

	December 31,
(in thousands)	2022	2021
Assets
Cash	$3,324	$5,143
Investment in bank subsidiary	287,019	255,291
Other assets	2,375	3,893
Total Assets	$292,718	$264,327

Liabilities and Shareholders' Equity
Short-term debt	20,000	—
Senior long-term debt	21,927	25,170
Junior subordinated debentures	15,000	14,818
Other liabilities	800	450
Total Liabilities	57,727	40,438
Shareholders' Equity	234,991	223,889
Total Liabilities and Shareholders' Equity	$292,718	$264,327

First Guaranty Bancshares, Inc.
Condensed Statements of Income

	December 31,
(in thousands)	2022	2021
Operating Income
Dividends received from bank subsidiary	$21,863	$20,733
Net gains on sale of equity securities	—	—
Other income	526	414
Total operating income	22,389	21,147

Operating Expenses
Interest expense	2,703	1,624
Salaries & Benefits	252	198
Other expenses	1,783	1,298
Total operating expenses	4,738	3,120

Income before income tax benefit and increase in equity in undistributed earnings of subsidiary	17,651	18,027
Income tax benefit	910	568
Income before increase in equity in undistributed earnings of subsidiary	18,561	18,595
Increase in equity in undistributed earnings of subsidiary	10,323	8,702
Net Income	$28,884	$27,297

First Guaranty Bancshares, Inc.
Condensed Statements of Cash Flows

	December 31,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$28,884	$27,297
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in equity in undistributed earnings of subsidiary	(10,323)	(8,702)
Depreciation and amortization	225	102
Net change in other liabilities	350	(145)
Net change in other assets	1,482	1,235
Net cash provided by operating activities	20,618	19,787

Cash flows from investing activities:
Proceeds from sales of equity securities	—	1,500
Funds invested in equity securities	—	(1,000)
Funds invested in bank subsidiary	(30,000)	(25,000)
Net cash used in investing activities	(30,000)	(24,500)

Cash flows from financing activities:
Net increase in short-term borrowings	20,000	—
Repayment of long-term debt	(3,250)	(17,221)
Net proceeds from issuance of preferred stock	—	33,058
Dividends paid	(9,187)	(7,777)
Net cash provided by financing activities	7,563	8,060

Net (decrease) increase in cash and cash equivalents	(1,819)	3,347
Cash and cash equivalents at the beginning of the period	5,143	1,796
Cash and cash equivalents at the end of the period	$3,324	$5,143

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

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

For further information, see "Management's annual report on internal control over financial reporting" below. There was no change in First Guaranty's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, First Guaranty's internal control over financial reporting.

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

Based on our evaluation under the framework in Internal Control – Integrated Framework, Management concluded that internal control over financial reporting was effective as of December 31, 2022.

First Guaranty's independent registered public accounting firm has also issued an attestation report, which expresses an unqualified opinion on the effectiveness of First Guaranty's internal control over financial reporting as of December 31, 2022.

Item 9B - Other Information

None

Item 9C - Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

Part III

Item 10 – Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G (3) to Form 10-K, information called for by this item will be incorporated by reference from First Guaranty's Definitive Proxy Statement to be filed within 120 days of fiscal year end.

Item 11 - Executive Compensation

Pursuant to General Instruction G (3) to Form 10-K, information called for by this item will be incorporated by reference from First Guaranty's Definitive Proxy Statement to be filed within 120 days of fiscal year end.

Item 12 - Security Ownership of Certain Beneficial Owners, Management and Related Shareholder Matters

Pursuant to General Instruction G (3) to Form 10-K, information called for by this item will be incorporated by reference from First Guaranty's Definitive Proxy Statement to be filed within 120 days of fiscal year end.

In addition, the information required by Item 201(d) of Regulation S-K will be incorporated by reference from First Guaranty's Definitive Proxy Statement.

Item 13 - Certain Relationships and Related Transactions and Director Independence

Pursuant to General Instruction G (3) to Form 10-K, information called for by this item will be incorporated by reference from First Guaranty's Definitive Proxy Statement to be filed within 120 days of fiscal year end.

Item 14 - Principal Accountant Fees and Services

Pursuant to General Instruction G (3) to Form 10-K, information called for by this item will be incorporated by reference from First Guaranty's Definitive Proxy Statement to be filed within 120 days of fiscal year end.

Part IV
Item 15 - Exhibits and Financial Statement Schedules

(a) 1	Consolidated Financial Statements

	Item	Page
	First Guaranty Bancshares, Inc. and Subsidiary
	Report of Independent Registered Public Accounting Firm (PCAOB Firm ID No. 447 6982)	71
	Consolidated Balance Sheets - December 31, 2022 and 2021	74
	Consolidated Statements of Income – Years Ended December 31, 2022 and 2021	75
	Consolidated Statements of Comprehensive Income – Years Ended December 31, 2022 and 2021	76
	Consolidated Statements of Changes in Shareholders' Equity – Years Ended December 31, 2022 and 2021	77
	Consolidated Statements of Cash Flows - Years Ended December 31, 2022 and 2021	78
	Notes to Consolidated Financial Statements	79

2	Consolidated Financial Statement Schedules
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

Exhibit Number	Exhibit
2.1	Agreement and Plan of Merger, by and among First Guaranty Bancshares, Inc., First Guaranty Bank and Lone Star Bank, dated January 6, 2023 (24).
3.1	Restated Articles of Incorporation of First Guaranty Bancshares, Inc. (1)
3.2	Articles of Amendment to the Restated Articles of Incorporation of First Guaranty Bancshares, Inc.(2)
3.3	Articles of Amendment to the Restated Articles of Incorporation of First Guaranty Bancshares, Inc. (17).
3.4	Bylaws of First Guaranty Bancshares, Inc.(3)
3.5	Amendment to Bylaws of First Guaranty Bancshares, Inc.(4)
4.1	Form of Common Stock Certificate of First Guaranty Bancshares, Inc.(5)
4.2	Subordinated Note, dated as of June 21, 2022, by and between First Guaranty Bancshares, Inc. and Edgar Ray Smith, III. (6)
4.3	Description of Common Stock.
4.4	Preferred Stock Specimen Certificate (16)
4.5	Description of Preferred Stock.
4.6
Deposit Agreement, dated as of April 27, 2021, by and between First Guaranty Bancshares, Inc. and Zions Bancorporation, National Association, and the holders from time to time of the depositary receipts described herein (18)

4.7	Form of Depositary Receipt representing Depositary Shares (18)
10.1	Subordinated Note Purchase Agreement, dated as of June 21, 2022, by and between First Guaranty Bancshares, Inc. and Edgar Ray Smith, III. (7)
10.2	Loan Agreement, dated as of December 22, 2015, by and between First Guaranty Bancshares, Inc. and First Tennessee Bank National Association. (8)
10.3	Pledge and Security Agreement, dated as of December 22, 2015, by and between First Guaranty Bancshares, Inc. and First Tennessee Bank National Association. (9)
10.4	Term Note, dated as of December 22, 2015, by and between First Guaranty Bancshares, Inc. and First Tennessee Bank National Association. (10)
10.5	Loan Agreement, dated November 7, 2019, by and between First Guaranty Bancshares, Inc. and First Horizon Bank (12)
10.6	Pledge and Security Agreement, dated as of November 7, 2019, by and between First Guaranty Bancshares, Inc. and First Horizon Bank (13)
10.7	Term Note, dated as of November 7, 2019, by and between First Guaranty Bancshares, Inc. and First Horizon Bank (14)
10.8	Amended and Restated Loan Agreement, dated as of December 22, 2021, by and between First Guaranty Bancshares, Inc. and First Horizon Bank (19)
10.9	Revolving Credit Note, dated as of December 22, 2021, by and between First Guaranty Bancshares, Inc. and First Horizon Bank (20)
10.10	Second Amendment to Pledge and Security Agreement, dated as of December 22, 2021, by and between First Guaranty Bancshares, Inc. and First Horizon Bank (21)
10.11	First Guaranty Bank Equity Bonus Plan (26).
10.12	Form of Voting Agreement (25).
14.3	First Guaranty Bancshares, Inc. and Subsidiary Code of Conduct and Ethics for Employees, Officers and Directors (22).
14.4	First Guaranty Bancshares, Inc. Code of Ethics for Senior Financial Officers (23).
21	Subsidiaries of the First Guaranty Bancshares, Inc.(11)
23.1	Consent of Griffith, DeLaney, Hillman & Lett CPA, PSC.
23.2	Consent of Castaing, Hussey & Lolan, LLC.
31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13(a)-15(e) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13(a)-15(e) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.PRE	XBRL Taxonomy Extension Label Linkbase.
101.LAB	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data (formatted as Inline XBRL and included in Exhibit 101).

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
(6)Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on June 23, 2022.
(7)Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on June 23, 2022.
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
(15)Reserved
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
(22)Incorporated by reference to Exhibit 14.3 of the Annual Report on Form 10-K for the year ended December 31, 2021 filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on March 16, 2022.
(23)Incorporated by reference to Exhibit 14.4 of the Annual Report on Form 10-K for the year ended December 31, 2021 filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on March 16, 2022.
(24)Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on January 9, 2023.
(25)Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on January 9, 2023.
(26)Incorporated by reference to Appendix A to the Definitive Proxy Statement file by First Guaranty Bancshares, Inc. on April 15, 2022.

*Management contract or compensatory plan or arrangement.

Item 16 - Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, First Guaranty has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST GUARANTY BANCSHARES, INC.

Dated: March 16, 2023

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of First Guaranty and in the capacities and on the dates indicated.

/s/ Alton B. Lewis	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2023
Alton B. Lewis

/s/ Eric J. Dosch	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 16, 2023
Eric J. Dosch

/s/ Marshall T. Reynolds	Chairman of the Board	March 16, 2023
Marshall T. Reynolds

/s/ William K. Hood	Director	March 16, 2023
William K. Hood

/s/ Jack Rossi	Director	March 16, 2023
Jack Rossi

/s/ Edgar R. Smith, III	Director	March 16, 2023
Edgar R. Smith, III

/s/ Vanessa R. Drew	Director	March 16, 2023
Vanessa R. Drew