Form 10-Q
period 2023-03-31
First Guaranty Bancshares, Inc.
filed 2023-05-10
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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
Yes ☐ No ☒

As of May 9, 2023 the registrant had 10,716,796 shares of $1 par value common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.     Consolidated Financial Statements
FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents:
Cash and due from banks	$168,456	$82,796
Federal funds sold	479	423
Cash and cash equivalents	168,935	83,219

Investment securities:
Available for sale, at fair value	81,060	131,458
Held to maturity, at cost and net of allowance for credit losses of $100 and $0 (estimated fair value of $254,284 and $242,560 respectively)	320,248	320,068
Investment securities	401,308	451,526

Federal Home Loan Bank stock, at cost	4,523	6,528
Loans held for sale	—	—

Loans, net of unearned income	2,574,242	2,519,077
Less: allowance for credit losses	31,468	23,518
Net loans	2,542,774	2,495,559

Premises and equipment, net	58,600	58,206
Goodwill	12,900	12,900
Intangible assets, net	4,770	4,979
Other real estate, net	887	113
Accrued interest receivable	15,332	13,002
Other assets	27,767	25,315
Total Assets	$3,237,796	$3,151,347

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$519,028	$524,415
Interest-bearing demand	1,531,321	1,460,259
Savings	206,008	205,760
Time	606,231	533,358
Total deposits	2,862,588	2,723,792

Short-term advances from Federal Home Loan Bank	50,000	120,000
Short-term borrowings	20,000	20,000
Repurchase agreements	6,606	6,442
Accrued interest payable	4,608	4,289
Long-term advances from Federal Home Loan Bank	20,000	—
Senior long-term debt	21,116	21,927
Junior subordinated debentures	15,000	15,000
Other liabilities	9,202	4,906
Total Liabilities	3,009,120	2,916,356

Shareholders' Equity
Preferred stock, Series A - $1,000 par value - 100,000 shares authorized
Non-cumulative perpetual; 34,500 shares issued and outstanding	33,058	33,058
Common stock, $1 par value - 100,600,000 shares authorized and 10,716,796 shares issued	10,717	10,717
Surplus	130,093	130,093
Retained earnings	69,622	76,351
Accumulated other comprehensive (loss) income	(14,814)	(15,228)
Total Shareholders' Equity	228,676	234,991
Total Liabilities and Shareholders' Equity	$3,237,796	$3,151,347
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2023	2022
Interest Income:
Loans (including fees)	$38,149	$28,038
Deposits with other banks	751	102
Securities (including FHLB stock)	2,387	2,339
Total Interest Income	41,287	30,479

Interest Expense:
Demand deposits	13,049	2,276
Savings deposits	579	61
Time deposits	3,576	2,755
Borrowings	1,782	404
Total Interest Expense	18,986	5,496

Net Interest Income	22,301	24,983
Less: Provision for credit losses	314	632
Net Interest Income after Provision for Credit Losses	21,987	24,351

Noninterest Income:
Service charges, commissions and fees	785	777
ATM and debit card fees	825	823
Net gains (losses) on securities	—	(17)
Net gains (losses) on sale of loans	12	(1)
Other	1,082	380
Total Noninterest Income	2,704	1,962

Noninterest Expense:
Salaries and employee benefits	10,004	8,980
Occupancy and equipment expense	2,202	2,201
Other	7,960	5,570
Total Noninterest Expense	20,166	16,751

Income Before Income Taxes	4,525	9,562
Less: Provision for income taxes	1,057	1,977
Net Income	3,468	7,585
Less: Preferred stock dividends	582	582
Net Income Available to Common Shareholders	$2,886	$7,003

Per Common Share:
Earnings	$0.27	$0.65
Cash dividends paid	$0.16	$0.16

Weighted Average Common Shares Outstanding	10,716,796	10,716,796
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Net Income	$3,468	$7,585
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	524	(9,416)
Reclassification adjustments for (gains) losses included in net income	—	17
Change in unrealized gains (losses) on securities	524	(9,399)
Tax impact	(110)	1,974
Other comprehensive income (loss)	414	(7,425)
Comprehensive Income	$3,882	$160
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

	Preferred Stock $1,000 Par	Common Stock $1 Par	Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
(in thousands, except per share data)
Balance December 31, 2021	$33,058	$10,717	$130,093	$56,654	$(6,633)	$223,889
Net income	—	—	—	7,585	—	7,585
Other comprehensive income (loss)	—	—	—	—	(7,425)	(7,425)
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.16 per share)	—	—	—	(1,715)	—	(1,715)
Balance March 31, 2022 (unaudited)	$33,058	$10,717	$130,093	$61,942	$(14,058)	$221,752

Balance December 31, 2022	$33,058	$10,717	$130,093	$76,351	$(15,228)	$234,991
Net income	—	—	—	3,468	—	3,468
Cumulative effect of adoption of ASC Topic 326, net of tax	—	—	—	(7,900)	—	(7,900)
Other comprehensive income (loss)	—	—	—	—	414	414
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.16 per share)	—	—	—	(1,715)	—	(1,715)
Balance March 31, 2023 (unaudited)	$33,058	$10,717	$130,093	$69,622	$(14,814)	$228,676
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash Flows From Operating Activities
Net income	$3,468	$7,585
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	314	632
Depreciation and amortization	1,011	630
Amortization/Accretion of investments	267	164
(Gain) loss on sale/call of securities	—	17
(Gain) loss on sale of assets	(23)	1
Repossessed asset write downs, gains and losses on dispositions	—	9
FHLB stock dividends	(62)	(1)
Change in other assets and liabilities, net	(943)	(711)
Net Cash Provided By Operating Activities	4,032	8,326

Cash Flows From Investing Activities
Proceeds from maturities, calls and sales of AFS securities	50,373	3,426
Funds invested in AFS securities	—	(101,807)
Funds invested in Federal Home Loan Bank stock	(358)	—
Proceeds from sale/redemption of Federal Home Loan Bank stock	2,425	—
Net increase in loans	(55,500)	(70,752)
Purchase of premises and equipment	(1,117)	(533)
Proceeds from sales of premises and equipment	11	—
Proceeds from sales of other real estate owned	—	686
Net Cash Used In Investing Activities	(4,166)	(168,980)

Cash Flows From Financing Activities
Net increase in deposits	138,796	27,443
Net (decrease) increase in federal funds purchased and short-term borrowings	(69,836)	9,664
Proceeds from long-term borrowings	20,000	—
Repayment of long-term borrowings	(813)	(3,346)
Dividends paid on preferred stock	(582)	(582)
Dividends paid on common stock	(1,715)	(1,715)
Net Cash Provided By Financing Activities	85,850	31,464

Net Increase (Decrease) In Cash and Cash Equivalents	85,716	(129,190)
Cash and Cash Equivalents at the Beginning of the Period	83,219	261,932
Cash and Cash Equivalents at the End of the Period	$168,935	$132,742

Noncash Activities:
Acquisition of real estate in settlement of loans	$774	$477
Transfer of securities from AFS to HTM	$—	$176,181

Cash Paid During The Period:
Interest on deposits and borrowed funds	$18,667	$6,392
Federal income taxes	$—	$—
State income taxes	$—	$—
 See Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements and the footnotes of First Guaranty Bancshares, Inc. ("First Guaranty") thereto should be read in conjunction with the audited consolidated financial statements and note disclosures for First Guaranty previously filed with the Securities and Exchange Commission in First Guaranty's Annual Report on Form 10-K for the year ended December 31, 2022.

The consolidated financial statements include the accounts of First Guaranty Bancshares, Inc. and its wholly owned subsidiary First Guaranty Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations at March 31, 2023 and for the three month periods ended March 31, 2023 and 2022 are not necessarily indicative of the results expected for the full year or any other interim period. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for credit losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and the valuation of investment securities.

Note 2. Recent Accounting Pronouncements

Accounting Standards Adopted in 2023

First Guaranty adopted FASB ASC Topic 326 “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments” Update No. 2016-13 (“ASU 2016-13”). ASU 2016-13 on January 1, 2023. ASU 2016-13, referred to as the Current Expected Credit Loss (“CECL”) standard, requires financial assets measured on an amortized cost basis, including loans and held-to-maturity debt securities, to be presented at an amount net of an allowance for credit losses, which reflects expected losses for the full life of the financial asset. Unfunded lending commitments are also within the scope of this topic. Under prior GAAP losses were not recognized until the occurrence of the loss was probable.

CECL requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. The CECL methodology requires that lifetime expected credit losses be recorded at the time the financial asset is originated or acquired, and be adjusted each period as a provision for credit losses for changes in expected lifetime credit losses. ASU 2016-13 does not specify the method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the lifetime credit loss estimate. First Guaranty developed a CECL model methodology that calculates expected credit losses over the life of the portfolio by analyzing the composition, characteristics and quality of the loan and securities portfolios, as well as prevailing economic conditions and forecasts. First Guaranty’s CECL calculation estimates loan losses using a combination of discounted cash flow and remaining life analyses.

First Guaranty adopted ASU 2016-13 using the modified retrospective approach for all loans and off-balance sheet credit exposures measured at amortized cost, other than purchased credit deteriorated (“PCD”) financial assets. Results for reporting periods beginning after December 31, 2022 are presented in accordance with ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP.

ASU 2016-13 also amended the accounting model for purchased financial assets and replaced the guidance for purchased credit impaired (“PCI”) financial assets with the concept of PCDs. For PCD assets, the CECL estimate is recognized through the allowance for credit losses with an offset to the amortized cost basis of the PCD asset at the date of acquisition. Subsequent changes in the allowance for credit losses for PCD assets are recognized through a provision for credit losses on loans. First Guaranty used the prospective transition approach for PCD loans that were previously classified as PCI and accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). First Guaranty determined that certain PCI assets no longer met meet the criteria of PCD assets as of the date of adoption.

First Guaranty adopted ASU 2016-13 on January 1, 2023, and recorded a one-time, cumulative effect adjustment as shown in the table below (dollars in thousands).

	December 31, 2022	Impact of ASU 2016-13 Adoption	January 1, 2023
Assets:
Allowance for credit losses	$(23,518)	$(8,220)	$(31,738)
Deferred tax asset	6,420	2,100	8,520
Remaining purchase discount on loans	(1,120)	1,120	—
Liabilities:
Reserve for unfunded loan commitments	—	(2,900)	(2,900)
Shareholders' Equity:
Retained earnings	76,351	(7,900)	68,451

In addition, ASU 2016-13 amends the accounting for credit losses on available for sale (“AFS”) securities, requiring expected credit losses on AFS securities to be recorded in an allowance for credit losses rather than as a write-down of the securities’ amortized cost. Declines in the fair value of AFS securities that are not considered credit related are recognized in accumulated other comprehensive income. In addition, expected credit losses on held to maturity (“HTM”) securities are required to be recorded in an allowance for credit losses rather than as a write-down of the securities’ amortized cost basis. First Guaranty’s AFS securities portfolio was not materially impacted by the adoption of ASC 326. A $100,000 allowance for HTM securities was recorded at the adoption of ASC 326.

The allowance for credit losses is measured on a pool basis when similar risk characteristics exist and is maintained at an amount which management believes is a current estimate of the expected credit losses for the full life of the relevant pool of loans and related unfunded lending commitments. For modeling purposes, loan pools include: Real Estate based pools for construction and land development, farmland, 1-4 family residential, multifamily, and non-farm non-residential and non-real-estate pools for agricultural, commercial and industrial, commercial leases and consumer and other. Management periodically reassesses each pool to confirm the loans within the pool continue to share similar characteristics and risk profiles and to determine whether further segmentation is necessary. The loss rates computed for each pool and expected pool-level funding rates are applied to the related unfunded lending commitments to calculate an allowance for credit losses.

Loans that do not share similar risk characteristics with other loans are excluded from the loan pools and individually evaluated for impairment. Individually evaluated loans are loans for which it is probable that all the amounts due under the contractual terms of the loan will not be collected.

FASB ASC Topic 326 “Financial Instruments – Credit Losses, Troubled Debt Restructurings and Vintage Disclosures” Update No. 2022-02 (“ASU 2022-02”). ASU 2022-02 became effective for First Guaranty on January 1, 2023 and is applied prospectively. ASU 2022-02 amends Topic 326 to eliminate the accounting guidance for troubled debt restructurings (“TDRs”) by creditors that have adopted ASU 2016-13 and, instead, requires that an entity evaluate whether the modification represents a new loan or a continuation of an existing loan. The amendment also requires that public business entities disclose current-period gross charge-offs by year of origination for financing receivables and net investments in leases. The adoption of ASU 2022-02 did not have a material impact on First Guaranty’s consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

None.

Note 3. Securities

A summary comparison of securities by type at March 31, 2023 and December 31, 2022 is shown below.

	March 31, 2023				December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasuries	$50,453	$—	$(1,564)	$48,889	$100,642	$—	$(2,142)	$98,500
U.S. Government Agencies	—	—	—	—	—	—	—	—
Corporate debt securities	16,750	—	(1,145)	15,605	16,750	—	(752)	15,998
Municipal bonds	14,388	18	(418)	13,988	14,742	31	(426)	14,347
Mortgage-backed securities	2,688	—	(110)	2,578	2,711	—	(98)	2,613
Total available for sale securities	$84,279	$18	$(3,237)	$81,060	$134,845	$31	$(3,418)	$131,458

Held to maturity:
U.S. Government Agencies	$265,248	$—	$(59,400)	$205,848	$265,032	$—	$(69,503)	$195,529
Corporate debt securities	55,100	—	(6,664)	48,436	55,036	—	(8,005)	47,031
Total held to maturity securities	$320,348	$—	$(66,064)	$254,284	$320,068	$—	$(77,508)	$242,560

The scheduled maturities of securities at March 31, 2023, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to calls or prepayments. Mortgage-backed securities are not due at a single maturity because of amortization and potential prepayment of the underlying mortgages. For this reason, they are presented separately in the maturity table below:

	At March 31, 2023
(in thousands)	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$51,460	$49,892
Due after one year through five years	2,914	2,875
Due after five years through 10 years	20,039	18,885
Over 10 years	7,178	6,830
Subtotal	81,591	78,482
Mortgage-backed securities	2,688	2,578
Total available for sale securities	$84,279	$81,060

Held to maturity:
Due in one year or less	$—	$—
Due after one year through five years	418	334
Due after five years through 10 years	81,491	70,534
Over 10 years	238,439	183,416
Total held to maturity securities	$320,348	$254,284

At March 31, 2023, $171.2 million of First Guaranty's securities were pledged to secure public funds deposits and borrowings. The pledged securities had a market value of $135.1 million as of March 31, 2023.

Accrued interest receivable on First Guaranty's investment securities was $2.5 million and $2.0 million at March 31, 2023 and December 31, 2022, respectively, and was included in accrued interest receivable on the consolidated balance sheet. First Guaranty had a $0.1 million allowance for credit losses related to the held to maturity portfolio.

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at March 31, 2023.

				At March 31, 2023
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	—	$—	$—	3	$48,889	$(1,564)	3	$48,889	$(1,564)
Corporate debt securities	9	7,677	(572)	7	7,927	(573)	16	15,604	(1,145)
Municipal bonds	25	6,870	(176)	31	2,693	(242)	56	9,563	(418)
Mortgage-backed securities	2	2,171	(72)	4	407	(38)	6	2,578	(110)
Total available for sale securities	36	$16,718	$(820)	45	$59,916	$(2,417)	81	$76,634	$(3,237)

Held to maturity:
U.S. Government Agencies	—	$—	$—	29	$205,848	$(59,400)	29	$205,848	$(59,400)
Corporate debt securities	1	91	(80)	58	48,345	(6,584)	59	48,436	(6,664)
Total held to maturity securities	1	$91	$(80)	87	$254,193	$(65,984)	88	$254,284	$(66,064)

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at December 31, 2022.

				At December 31, 2022
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	—	$—	$—	6	$98,500	$(2,142)	6	$98,500	$(2,142)
U.S. Government Agencies	—	—	—	—	—	—	—	—	—
Corporate debt securities	14	14,628	(622)	2	1,370	(130)	16	15,998	(752)
Municipal bonds	46	5,854	(394)	6	673	(32)	52	6,527	(426)
Mortgage-backed securities	3	2,608	(98)	4	5	—	7	2,613	(98)
Total available for sale securities	63	$23,090	$(1,114)	18	$100,548	$(2,304)	81	$123,638	$(3,418)

Held to maturity:
U.S. Government Agencies	13	$89,695	$(21,724)	16	$105,834	$(47,779)	29	$195,529	$(69,503)
Corporate debt securities	59	47,031	(8,005)	—	—	—	59	47,031	(8,005)
Total held to maturity securities	72	$136,726	$(29,729)	16	$105,834	$(47,779)	88	$242,560	$(77,508)

As of March 31, 2023, 169 of First Guaranty's debt securities had unrealized losses totaling 17.3% of the individual securities' amortized cost basis and 17.1% of First Guaranty's total amortized cost basis of the investment securities portfolio. 132 of the 169 securities had been in a continuous loss position for over 12 months at such date. The 132 securities had an aggregate amortized cost basis of $382.5 million and an unrealized loss of $68.4 million at March 31, 2023. Management has the intent and ability to hold these debt securities until maturity or until anticipated recovery.

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

Corporate debt securities in a loss position consist primarily of corporate bonds issued by businesses in the financial, insurance, utility, manufacturing, industrial, consumer products and oil and gas industries. There were no securities with an other-than-temporary impairment loss at March 31, 2023. First Guaranty believes that the remaining issuers will be able to fulfill the obligations of these securities based on evaluations described above. First Guaranty has the ability and intent to hold these securities until they recover, which could be at their maturity dates.

There were no other-than-temporary impairment losses recognized on securities during the three months ended March 31, 2023 and 2022.

In the first three months of 2023 there were no other-than-temporary impairment credit losses on securities for which we had previously recognized OTTI. For securities that have indications of credit related impairment, management analyzes future expected cash flows to determine if any credit related impairment is evident. Estimated cash flows are determined using management's best estimate of future cash flows based on specific assumptions. The assumptions used to determine the cash flows were based on estimates of loss severity and credit default probabilities. Management reviews reports from credit rating agencies and public filings of issuers.

At March 31, 2023, First Guaranty's exposure to bond issuers that exceeded 10% of shareholders' equity is below:

	At March 31, 2023
(in thousands)	Amortized Cost	Fair Value
U.S. Government Treasuries (U.S.)	$50,453	$48,889
Federal Home Loan Bank (FHLB)	32,117	26,188
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	97,458	71,031
Federal Farm Credit Bank (FFCB)	138,360	111,206
Total	$318,388	$257,314

Note 4. Loans

The following table summarizes the components of First Guaranty's loan portfolio as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$289,486	11.2%	$233,091	9.2%
Farmland	23,065	0.9%	24,823	1.0%
1- 4 Family	385,984	14.9%	366,330	14.5%
Multifamily	120,620	4.7%	119,785	4.7%
Non-farm non-residential	1,027,199	39.8%	992,929	39.3%
Total Real Estate	1,846,354	71.5%	1,736,958	68.7%
Non-Real Estate:
Agricultural	40,351	1.6%	39,045	1.5%
Commercial and industrial (1)	344,332	13.3%	385,279	15.3%
Commercial leases	302,450	11.7%	317,574	12.6%
Consumer and other	49,157	1.9%	47,864	1.9%
Total Non-Real Estate	736,290	28.5%	789,762	31.3%
Total Loans Before Unearned Income	2,582,644	100.0%	2,526,720	100.0%
Unearned income	(8,402)		(7,643)
Total Loans Net of Unearned Income	$2,574,242		$2,519,077

(1) Includes PPP loans fully guaranteed by the SBA of $5.7 million and $5.9 million at March 31, 2023 and December 31, 2022, respectively.

Accrued interest receivable on First Guaranty's loans totaled $12.8 million and $11.0 million at March 31, 2023 and December 31, 2022, respectively, and is included in accrued interest receivable on the consolidated balance sheet. Accrued interest receivable is excluded from First Guaranty's estimate of the allowance for credit losses.

The following table summarizes fixed and floating rate loans by contractual maturity, excluding nonaccrual loans, as of March 31, 2023 and December 31, 2022 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	March 31, 2023			December 31, 2022
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$249,442	$129,318	$378,760	$234,921	$137,203	$372,124
More than one to five years	905,950	293,469	1,199,419	900,960	339,894	1,240,854
More than five to 15 years	108,655	225,843	334,498	114,425	216,251	330,676
Over 15 years	263,101	391,197	654,298	261,209	308,291	569,500
Subtotal	$1,527,148	$1,039,827	2,566,975	$1,511,515	$1,001,639	2,513,154
Nonaccrual loans			15,669			13,566
Total Loans Before Unearned Income			2,582,644			2,526,720
Unearned income			(8,402)			(7,643)
Total Loans Net of Unearned Income			$2,574,242			$2,519,077

Included in floating rate loans are loans that adjust to a floating rate following an initial fixed rate period. The initial fixed rate periods are typically one, three, or five years.

The following tables present the age analysis of past due loans at March 31, 2023 and December 31, 2022:

	As of March 31, 2023
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$2,051	$411	$2,462	$287,024	$289,486	$190
Farmland	421	677	1,098	21,967	23,065	—
1- 4 family	6,130	6,209	12,339	373,645	385,984	—
Multifamily	537	—	537	120,083	120,620	—
Non-farm non-residential	18,424	4,316	22,740	1,004,459	1,027,199	1,641
Total Real Estate	27,563	11,613	39,176	1,807,178	1,846,354	1,831
Non-Real Estate:
Agricultural	87	1,469	1,556	38,795	40,351	—
Commercial and industrial	3,261	7,270	10,531	333,801	344,332	6,244
Commercial leases	—	1,799	1,799	300,651	302,450	—
Consumer and other	1,433	1,593	3,026	46,131	49,157	—
Total Non-Real Estate	4,781	12,131	16,912	719,378	736,290	6,244
Total Loans Before Unearned Income	$32,344	$23,744	$56,088	$2,526,556	$2,582,644	$8,075
Unearned income					(8,402)
Total Loans Net of Unearned Income					$2,574,242

	As of December 31, 2022
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$1,029	$652	$1,681	$231,410	$233,091	$427
Farmland	357	290	647	24,176	24,823	—
1- 4 family	4,512	4,158	8,670	357,660	366,330	332
Multifamily	874	157	1,031	118,754	119,785	157
Non-farm non-residential	1,133	3,849	4,982	987,947	992,929	103
Total Real Estate	7,905	9,106	17,011	1,719,947	1,736,958	1,019
Non-Real Estate:
Agricultural	120	1,622	1,742	37,303	39,045	—
Commercial and industrial	1,369	942	2,311	382,968	385,279	123
Commercial leases	—	1,799	1,799	315,775	317,574	—
Consumer and other	1,997	1,239	3,236	44,628	47,864	—
Total Non-Real Estate	3,486	5,602	9,088	780,674	789,762	123
Total Loans Before Unearned Income	$11,391	$14,708	$26,099	$2,500,621	$2,526,720	$1,142
Unearned income					(7,643)
Total Loans Net of Unearned Income					$2,519,077

The tables above include $15.7 million and $13.6 million of nonaccrual loans at March 31, 2023 and December 31, 2022, respectively. See the tables below for more detail on nonaccrual loans.

The following is a summary of nonaccrual loans by class at the dates indicated:

	As of March 31, 2023
(in thousands)	With Related Allowance	Without Related Allowance	Total
Real Estate:
Construction & land development	$221	$—	$221
Farmland	320	357	677
1- 4 family	3,784	2,425	6,209
Multifamily	—	—	—
Non-farm non-residential	1,598	1,077	2,675
Total Real Estate	5,923	3,859	9,782
Non-Real Estate:
Agricultural	530	939	1,469
Commercial and industrial	1,026	—	1,026
Commercial leases	—	1,799	1,799
Consumer and other	1,593	—	1,593
Total Non-Real Estate	3,149	2,738	5,887
Total Nonaccrual Loans	$9,072	$6,597	$15,669

(in thousands)	As of December 31, 2022
Real Estate:
Construction & land development	$225
Farmland	290
1- 4 family	3,826
Multifamily	—
Non-farm non-residential	3,746
Total Real Estate	8,087
Non-Real Estate:
Agricultural	1,622
Commercial and industrial	819
Commercial leases	1,799
Consumer and other	1,239
Total Non-Real Estate	5,479
Total Nonaccrual Loans	$13,566

The following table presents First Guaranty's loan portfolio by credit quality classification and origination year as of the date indicated:

	As of March 31, 2023
	Term Loans by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Real Estate:
Construction & land development:
Pass	$32,732	$131,135	$81,513	$4,027	$10,328	10,717	$14,987	$285,439
Special Mention	—	1,432	250	—	100	1,127	—	2,909
Substandard	—	609	142	—	384	3	—	1,138
Doubtful	—	—	—	—	—	—	—	—
Total Construction & land development	32,732	133,176	81,905	4,027	10,812	11,847	14,987	289,486
Current period gross charge-offs	—	—	—	—	—	—	—	—
Farmland
Pass	141	4,343	4,951	2,610	516	2,712	2,536	17,809
Special Mention	—	200	—	—	—	—	—	200
Substandard	—	91	15	4,017	126	763	44	5,056
Doubtful	—	—	—	—	—	—	—	—
Total Farmland	141	4,634	4,966	6,627	642	3,475	2,580	23,065
Current period gross charge-offs	—	—	—	—	—	—	—	—
1- 4 family
Pass	20,698	91,438	77,063	45,378	22,972	94,437	13,924	365,910
Special Mention	236	1,468	1,449	1,834	583	2,026	333	7,929
Substandard	344	1,122	2,124	691	2,449	4,483	932	12,145
Doubtful	—	—	—	—	—	—	—	—
Total 1- 4 family	21,278	94,028	80,636	47,903	26,004	100,946	15,189	385,984
Current period gross charge-offs	—	—	—	—	—	33	—	33
Multifamily
Pass	2,635	74,858	6,302	15,429	1,902	14,678	2,141	117,945
Special Mention	—	—	—	439	—	—	—	439
Substandard	—	—	—	—	—	2,236	—	2,236
Doubtful	—	—	—	—	—	—	—	—
Total Multifamily	2,635	74,858	6,302	15,868	1,902	16,914	2,141	120,620
Current period gross charge-offs	—	—	—	—	—	—	—	—
Non-farm non-residential
Pass	51,449	264,493	141,894	110,105	110,126	279,191	46,697	1,003,955
Special Mention	—	1,989	45	2,741	6,395	5,242	192	16,604
Substandard	166	1,259	1,062	1,362	—	2,791	—	6,640
Doubtful	—	—	—	—	—	—	—	—
Total non-farm non-residential	51,615	267,741	143,001	114,208	116,521	287,224	46,889	1,027,199
Current period gross charge-offs	—	—	—	138	—	—	—	138
Total Real Estate	108,401	574,437	316,810	188,633	155,881	420,406	81,786	1,846,354

Non-Real Estate:
Agricultural
Pass	470	12,698	4,724	1,547	2,130	2,134	13,701	37,404
Special Mention	—	4	—	121	42	—	22	189
Substandard	—	—	284	169	—	2,244	61	2,758
Doubtful	—	—	—	—	—	—	—	—
Total Agricultural	470	12,702	5,008	1,837	2,172	4,378	13,784	40,351
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial
Pass	1,287	42,317	75,520	62,141	9,034	21,418	122,155	333,872

Special Mention	—	83	320	264	—	43	1,201	1,911
Substandard	—	499	240	716	28	1,194	5,872	8,549
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and industrial	1,287	42,899	76,080	63,121	9,062	22,655	129,228	344,332
Current period gross charge-offs	—	5	—	39	—	—	—	44
Commercial leases
Pass	—	146,937	111,681	8,624	8,454	2,019	10,275	287,990
Special Mention	—	10,615	2,046	—	—	—	—	12,661
Substandard	—	1,799	—	—	—	—	—	1,799
Doubtful	—	—	—	—	—	—	—	—
Total Commercial leases	—	159,351	113,727	8,624	8,454	2,019	10,275	302,450
Current period gross charge-offs	—	—	—	—	—	—	—	—
Consumer and other loans
Pass	6,086	16,094	9,139	6,952	750	7,341	64	46,426
Special Mention	—	284	397	150	29	19	—	879
Substandard	—	531	718	459	77	67	—	1,852
Doubtful	—	—	—	—	—	—	—	—
Total Consumer and other loans	6,086	16,909	10,254	7,561	856	7,427	64	49,157
Current period gross charge-offs	108	248	309	87	3	3	—	758
Total Non-Real Estate	7,843	231,861	205,069	81,143	20,544	36,479	153,351	736,290
Total Loans Before Unearned Income	$116,244	$806,298	$521,879	$269,776	$176,425	$456,885	$235,137	2,582,644
Unearned income								(8,402)
Total Loans Net of Unearned Income								$2,574,242
Total Current Period Gross Charge-offs	$108	$253	$309	$264	$3	$36	$—	$973

The following table identifies the credit exposure of the loan portfolio, including loans acquired with deteriorated credit quality, by specific credit ratings as of the date indicated:

	As of December 31, 2022
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:
Construction & land development	$229,416	$2,846	$829	$—	$233,091
Farmland	19,722	35	5,066	—	24,823
1- 4 family	347,842	8,667	9,821	—	366,330
Multifamily	117,081	444	2,260	—	119,785
Non-farm non-residential	968,861	15,071	8,997	—	992,929
Total Real Estate	1,682,922	27,063	26,973	—	1,736,958
Non-Real Estate:
Agricultural	34,827	198	4,020	—	39,045
Commercial and industrial	374,947	2,016	8,316	—	385,279
Commercial leases	315,775	—	1,799	—	317,574
Consumer and other	45,225	1,031	1,608	—	47,864
Total Non-Real Estate	770,774	3,245	15,743	—	789,762
Total Loans Before Unearned Income	$2,453,696	$30,308	$42,716	$—	2,526,720
Unearned income					(7,643)
Total Loans Net of Unearned Income					$2,519,077

Purchased Credit Deteriorated Loans

As part of the acquisition of Union Bancshares, Incorporated on November 7, 2019 and Premier Bancshares, Inc. on June 16, 2017, First Guaranty purchased credit deteriorated loans for which there was, at acquisition, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows at December 31, 2022.

(in thousands)	As of December 31, 2022
Real Estate:
Construction & land development	$301
Farmland	—
1- 4 family	1,311
Multifamily	—
Non-farm non-residential	1,904
Total Real Estate	3,516
Non-Real Estate:
Agricultural	—
Commercial and industrial	742
Commercial leases	—
Consumer and other	—
Total Non-Real Estate	742
Total	$4,258

.

Note 5. Allowance for Credit Losses on Loans

A summary of changes in the allowance for credit losses, by portfolio type, for the three months ended March 31, 2023 and 2022 are as follows:

	For the Three Months Ended March 31,
	2023
(in thousands)	Beginning Allowance (12/31/2022)	ASC 326 Adoption Day 1 Adjustment	Charge-offs	Recoveries	Provision	Ending Allowance (3/31/2023)
Real Estate:
Construction & land development	$1,232	$1,891	$—	$—	$779	$3,902
Farmland	83	(39)	—	—	(6)	38
1- 4 family	1,761	3,465	(33)	3	253	5,449
Multifamily	746	1,418	—	—	194	2,358
Non-farm non-residential	9,280	307	(138)	34	561	10,044
Total Real Estate	13,102	7,042	(171)	37	1,781	21,791
Non-Real Estate:
Agricultural	240	(98)	—	167	(166)	143
Commercial and industrial	2,194	2,971	(44)	154	(1,021)	4,254
Commercial leases	4,879	(162)	—	—	(2,280)	2,437
Consumer and other	2,506	(1,042)	(758)	131	860	1,697
Unallocated	597	(591)	—	—	1,140	1,146
Total Non-Real Estate	10,416	1,078	(802)	452	(1,467)	9,677
Total	$23,518	$8,120	$(973)	$489	$314	$31,468

	For the Three Months Ended March 31,
	2022
(in thousands)	Beginning Allowance (12/31/2021)	Charge-offs	Recoveries	Provision	Ending Allowance (3/31/2022)
Real Estate:
Construction & land development	$769	$(65)	$16	$21	$741
Farmland	478	—	—	(15)	463
1- 4 family	1,921	(36)	8	(27)	1,866
Multifamily	940	—	1	20	961
Non-farm non-residential	12,730	(73)	132	434	13,223
Total Real Estate	16,838	(174)	157	433	17,254
Non-Real Estate:
Agricultural	183	(119)	—	82	146
Commercial and industrial	2,363	(132)	48	61	2,340
Commercial leases	2,486	—	—	(39)	2,447
Consumer and other	1,371	(411)	114	332	1,406
Unallocated	788	—	—	(237)	551
Total Non-Real Estate	7,191	(662)	162	199	6,890
Total	$24,029	$(836)	$319	$632	$24,144

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio and by recoveries. The result is an allocation of the credit loss reserve from one category to another.

A summary of the allowance along with loans and leases individually and collectively evaluated are as follows:

	As of March 31, 2023
(in thousands)	Allowance Individually Evaluated	Allowance Collectively Evaluated	Total Allowance for Credit Losses	Loans Individually Evaluated	Loans Collectively Evaluated	Total Loans before Unearned Income
Real Estate:
Construction & land development	$—	$3,902	$3,902	$68	$289,418	$289,486
Farmland	—	38	38	4,692	18,373	23,065
1- 4 family	—	5,449	5,449	2,997	382,987	385,984
Multifamily	—	2,358	2,358	—	120,620	120,620
Non-farm non-residential	827	9,217	10,044	4,801	1,022,398	1,027,199
Total Real Estate	827	20,964	21,791	12,558	1,833,796	1,846,354
Non-Real Estate:
Agricultural	—	143	143	1,564	38,787	40,351
Commercial and industrial	578	3,676	4,254	6,789	337,543	344,332
Commercial leases	—	2,437	2,437	1,799	300,651	302,450
Consumer and other	—	1,697	1,697	—	49,157	49,157
Unallocated	—	1,146	1,146	—	—	—
Total Non-Real Estate	578	9,099	9,677	10,152	726,138	736,290
Total	$1,405	$30,063	$31,468	$22,710	$2,559,934	2,582,644
Unearned Income						(8,402)
Total Loans Net of Unearned Income						$2,574,242

All loans individually evaluated for impairment as of March 31, 2023 were considered collateral dependent loans.

	As of December 31, 2022
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Individually Evaluated for Purchased Credit-Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Individually Evaluated for Purchased Credit-Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$—	$—	$1,232	$1,232	$68	$301	$232,722	$233,091
Farmland	—	—	83	83	4,240	—	20,583	24,823
1- 4 family	—	—	1,761	1,761	949	1,311	364,070	366,330
Multifamily	—	—	746	746	—	—	119,785	119,785
Non-farm non-residential	666	512	8,102	9,280	4,095	1,904	986,930	992,929
Total Real Estate	666	512	11,924	13,102	9,352	3,516	1,724,090	1,736,958
Non-Real Estate:
Agricultural	—	—	240	240	2,366	—	36,679	39,045
Commercial and industrial	412	212	1,570	2,194	5,919	742	378,618	385,279
Commercial leases	1,799	—	3,080	4,879	1,799	—	315,775	317,574
Consumer and other	—	—	2,506	2,506	—	—	47,864	47,864
Unallocated	—	—	597	597	—	—	—	—
Total Non-Real Estate	2,211	212	7,993	10,416	10,084	742	778,936	789,762
Total	$2,877	$724	$19,917	$23,518	$19,436	$4,258	$2,503,026	2,526,720
Unearned Income								(7,643)
Total loans net of unearned income								$2,519,077

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

Note 6. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment testing. Other intangible assets continue to be amortized over their useful lives. First Guaranty's goodwill is the difference in purchase price over the fair value of net assets acquired from its acquisition of Homestead Bancorp in 2007, Premier Bancshares, Inc. in 2017 and Union Bancshares, Incorporated in 2019. Goodwill totaled $12.9 million at March 31, 2023 and December 31, 2022. No impairment charges have been recognized on First Guaranty's intangible assets since acquisition. Loan servicing assets totaled $0.6 million at March 31, 2023 and December 31, 2022. Other intangible assets recorded include core deposit intangibles, which are subject to amortization. The weighted-average amortization period remaining for First Guaranty's core deposit intangibles is 6 years at March 31, 2023. The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions.

Note 7. Other Real Estate (ORE)

Other real estate owned consists of the following at the dates indicated:

(in thousands)	March 31, 2023	December 31, 2022
Real Estate Owned Acquired by Foreclosure:
Residential	$113	$113
Construction & land development	—	—
Non-farm non-residential	774	—
Total Other Real Estate Owned and Foreclosed Property	887	113
Allowance	—	—
Net Other Real Estate Owned and Foreclosed Property	$887	$113

Loans secured by one-to-four family residential properties in the process of foreclosure totaled $1.4 million as of March 31, 2023.

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

Below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at March 31, 2023 and December 31, 2022:

Contract Amount

(in thousands)	March 31, 2023	December 31, 2022
Commitments to Extend Credit	$308,941	$246,968
Unfunded Commitments under lines of credit	$239,504	$253,906
Commercial and Standby letters of credit	$14,126	$14,222

Allowance For Credit Losses - Off- Balance-Sheet Credit Exposures

The provision for credit losses on unfunded commitments was $0 for the three months ended March 31, 2023. The ACL on off-balance-sheet credit exposures total $2.9 million at January 1, 2023 upon the adoption of ASC 326, and at March 31, 2023 and is included in other liabilities on the accompanying consolidated balance sheets.

Litigation

First Guaranty is subject to various legal proceedings in the normal course of its business. First Guaranty assesses its liabilities and contingencies in connection with outstanding legal proceedings. Where it is probable that First Guaranty will incur a loss and the amount of the loss can be reasonably estimated, First Guaranty records a liability in its consolidated financial statements. First Guaranty does not record a loss if the loss is not probable or the amount of the loss is not estimable. First Guaranty Bank is a defendant in a lawsuit alleging fault for a loss of funds by a customer related to fraud by a third party with a possible loss range of $0.0 million to $1.5 million. The Bank denies the allegations and intends to vigorously defend against this lawsuit, which is in early stages and no trial date has been set. No accrued liability has been recorded related to this lawsuit. First Guaranty settled a case in the third quarter of 2021 for $1.1 million. A receivable for $0.9 million has been recorded for recovery by a claim against First Guaranty's insurer. In the opinion of management, neither First Guaranty nor First Guaranty Bank is currently involved in such legal proceedings, either individually or in the aggregate, that the resolution is expected to have a material adverse effect on First Guaranty’s consolidated results of operations, financial condition, or cash flows. However, one or more unfavorable outcomes in these ordinary claims or litigation against First Guaranty or First Guaranty Bank could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or ultimate outcomes, such matters are costly, divert management’s attention, and may materially and adversely affect the reputation of First Guaranty and First Guaranty Bank, even if resolved favorably.

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified within Level 3 in First Guaranty's portfolio as of March 31, 2023 includes corporate debt and municipal securities.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	March 31, 2023	December 31, 2022
Available for Sale Securities Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$48,889	$98,466
Level 2: Significant Other Observable Inputs	21,544	21,890
Level 3: Significant Unobservable Inputs	10,627	11,102
Securities available for sale measured at fair value	$81,060	$131,458

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

The change in Level 1 securities available for sale from December 31, 2022 to March 31, 2023 was due to a net decrease in Treasury bills of $49.6 million. There were no transfers between Level 2 and Level 3 from December 31, 2022 to March 31, 2023. There were no transfers between Level 1 and 2 securities available for sale from December 31, 2022 to March 31, 2023.

The following table reconciles assets measured at fair value on a recurring basis using unobservable inputs (Level 3):

Level 3 Changes
(in thousands)	March 31, 2023
Balance, beginning of year	$11,102
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	(108)
Purchases, sales, issuances and settlements, net	(367)
Transfers in and/or out of Level 3	—
Balance as of end of period	$10,627

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held as of March 31, 2023.

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of March 31, 2023 and December 31, 2022, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At March 31, 2023	At December 31, 2022
Impaired Loans - Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	—	—
Level 3: Significant Unobservable Inputs	3,932	2,251
Impaired loans measured at fair value	$3,932	$2,251

Other Real Estate Owned - Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	774	—
Level 3: Significant Unobservable Inputs	113	113
Other real estate owned measured at fair value	$887	$113

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

Other Unrecognized Financial Instruments.

The fair value of commitments to extend credit is estimated using the fees charged to enter into similar legally binding agreements, taking into account the remaining terms of the agreements and customers' credit ratings. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit are based on fees charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2023 and December 31, 2022, the fair value of guarantees under commercial and standby letters of credit was not material.

The carrying amounts and estimated fair values of financial instruments at March 31, 2023 were as follows:

	Fair Value Measurements at March 31, 2023 Using
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets
Cash and due from banks	$168,456	$168,456	$—	$—	$168,456
Federal funds sold	479	479	—	—	479
Securities, available for sale	81,060	48,889	21,544	10,627	81,060
Securities, held for maturity	320,248	—	254,284	—	254,284
Loans held for sale	—	—	—	—	—
Loans, net	2,542,774	—	—	2,448,832	2,448,832
Cash surrender value of BOLI	5,749	—	—	5,749	5,749
Accrued interest receivable	15,332	—	—	15,332	15,332

Liabilities
Deposits	$2,862,588	$—	$—	$2,856,938	2,856,938
Short-term advances from Federal Home Loan Bank	50,000			50,000	50,000
Short-term borrowings	20,000	—	—	20,000	20,000
Repurchase agreements	6,606	—	—	6,165	6,165
Accrued interest payable	4,608	—	—	4,608	4,608
Long-term advances from Federal Home Loan Bank	20,000	—	—	20,000	20,000
Senior long-term debt	21,116	—	—	21,125	21,125
Junior subordinated debentures	15,000	—	—	15,000	15,000

The carrying amounts and estimated fair values of financial instruments at December 31, 2022 were as follows:

		Fair Value Measurements at December 31, 2022 Using
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets
Cash and due from banks	$82,796	$82,796	$—	$—	$82,796
Federal funds sold	423	423	—	—	423
Securities, available for sale	131,458	98,466	21,890	11,102	131,458
Securities, held for maturity	320,068	—	242,560	—	242,560
Loans, net	2,495,559	—	—	2,404,402	2,404,402
Cash surrender value of BOLI	5,712	—	—	5,712	5,712
Accrued interest receivable	13,002	—	—	13,002	13,002

Liabilities
Deposits	$2,723,792	$—	$—	$2,717,471	2,717,471
Short-term advances from Federal Home Loan Bank	120,000	—	—	120,000	120,000
Short-term borrowings	20,000	—	—	20,000	20,000
Repurchase agreements	6,442	—	—	6,509	6,509
Accrued interest payable	4,289	—	—	4,289	4,289
Long-term advances from Federal Home Loan Bank	—	—	—	—	—
Senior long-term debt	21,927	—	—	21,938	21,938
Junior subordinated debentures	15,000	—	—	15,000	15,000

There is no material difference between the contract amount and the estimated fair value of off-balance sheet items that are primarily comprised of short-term unfunded loan commitments that are generally at market prices.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of First Guaranty's financial condition and results of operations is intended to highlight the significant factors affecting First Guaranty's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data at March 31, 2023 and for the three months ended March 31, 2023 and 2022 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly First Guaranty's financial position and results of operations for such periods.

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

First Quarter March 31, 2023 Financial Overview

First Guaranty Bancshares is a Louisiana corporation and a financial holding company headquartered in Hammond, Louisiana. Our wholly-owned subsidiary, First Guaranty Bank, a Louisiana-chartered commercial bank, provides personalized commercial banking services primarily to Louisiana and Texas customers through 36 banking facilities primarily located in the MSAs of Hammond, Baton Rouge, Lafayette, Shreveport-Bossier City, Lake Charles and Alexandria, Louisiana and Dallas-Fort Worth-Arlington, Waco, Texas. First Guaranty expanded into Kentucky and West Virginia, our Mideast markets, in 2021 with loan and deposit production offices in Vanceburg, Kentucky. The Vanceburg location is now a branch of the bank. As discussed further below, we are subject to a pending acquisition that would expand our markets into Houston and the I-10 corridor west of Houston. We emphasize personal relationships and localized decision making to ensure that products and services are matched to customer needs. We compete for business principally on the basis of personal service to customers, customer access to officers and directors and competitive interest rates and fees.

Financial highlights for the first quarter 2023 are as follows:

•Total assets increased $86.4 million to $3.2 billion, or 2.7% at March 31, 2023 when compared with December 31, 2022. Total loans at March 31, 2023 were $2.6 billion, an increase of $55.2 million, or 2.2%, compared with December 31, 2022. Total deposits were $2.9 billion at March 31, 2023, an increase of $138.8 million, or 5.1%, compared with December 31, 2022. Retained earnings were $69.6 million at March 31, 2023, a decrease of $6.7 million compared to $76.4 million at December 31, 2022. Shareholders' equity was $228.7 million and $235.0 million at March 31, 2023 and December 31, 2022, respectively.

•Net income for the first quarter of 2023 and 2022 was $3.5 million and $7.6 million, respectively, a decrease of $4.1 million or 54.3%.

•Earnings per common share were $0.27 and $0.65 for the first quarter of 2023 and 2022, respectively. Total weighted average shares outstanding were 10,716,796 for the three months ended March 31, 2023 and 2022.

•First Guaranty participated in the SBA Paycheck Protection Program ("PPP") under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The CARES Act authorized the SBA to guarantee loans under a new 7(a) loan program known as the PPP. As a qualified SBA lender, we were automatically authorized to originate PPP loans. The SBA guaranteed 100% of the PPP loans made to eligible borrowers and will forgive such loans. The program has been conducted in two phases which First Guaranty classifies as Round 1 loans (originated in 2020) and Round 2 loans (originated in 2021). As of March 31, 2023, First Guaranty had remaining Round 1 PPP loans of $2.0 million with deferred fees of $16,000 and Round 2 PPP loans of $3.6 million with deferred fees of $11,000 remaining. $5,000 in PPP fees were recognized in the first quarter of 2023 compared to $0.6 million in the first quarter of 2022.

•The allowance for credit losses was 1.22% of total loans at March 31, 2023 compared to 0.93% at December 31, 2022. First Guaranty had $5.7 million at March 31, 2023 of SBA guaranteed PPP loans that have no related allowance due to the 100% government guarantee in accordance with regulatory guidance.

•Net interest income for the first quarter of 2023 was $22.3 million compared to $25.0 million for the same period in 2022.

•The provision for credit losses for the first quarter of 2023 was $0.3 million compared to $0.6 million for the same period in 2022.

•First Guaranty had $0.9 million of other real estate owned as of March 31, 2023 compared to $0.1 million at December 31, 2022.

•Noninterest income for the first quarter of 2023 was $2.7 million compared to $2.0 million for the same period in 2022.

•The net interest margin for the three months ended March 31, 2023 was 2.99% which was a decrease of sixty basis points from the net interest margin of 3.59% for the same period in 2022. First Guaranty attributed the decrease in the net interest margin in the first quarter of 2023 compared to the first quarter of 2022 to the increase in market interest rates that began in 2022 and continued through the first quarter of 2023 that increased the cost of liabilities. Loans as a percentage of average interest earning assets increased to 83.5% at March 31, 2023 compared to 76.4% at March 31, 2022.

•Investment securities totaled $401.3 million at March 31, 2023, a decrease of $50.2 million when compared to $451.5 million at December 31, 2022. Losses on the sale of securities for the first quarter of 2023 were $0 compared to $17,000 for the same period in 2022. At March 31, 2023, available for sale securities, at fair value, totaled $81.1 million, a decrease of $50.4 million when compared to $131.5 million at December 31, 2022. At March 31, 2023, held to maturity securities, at amortized cost and net of the allowance for credit losses totaled $320.2 million, an increase of $0.2 million when compared to $320.1 million at December 31, 2022. The allowance for credit losses for HTM securities was $0.1 million at March 31, 2023.

•Total loans net of unearned income were $2.6 billion at March 31, 2023, a net increase of $55.2 million from December 31, 2022. Total loans net of unearned income are reduced by the allowance for credit losses which totaled $31.5 million at March 31, 2023 and $23.5 million at December 31, 2022, respectively. First Guaranty adopted ASC 326 effective January 1, 2023 and recorded a cumulative adjustment to the allowance of $7.0 million.

•Nonaccrual loans increased $2.1 million to $15.7 million at March 31, 2023 compared to $13.6 million at December 31, 2022.

•First Guaranty adopted ASU 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments." (CECL) effective January 1, 2023. The total adjustment for CECL was $10.0 million which includes $7.0 million for the ACL, $0.1 million for HTM securities, and $2.9 million for unfunded loan commitments. The $2.9 million for unfunded loan commitments is recorded in other liabilities.

•Return on average assets for the three months ended March 31, 2023 and 2022 was 0.45% and 1.05%, respectively. Return on average common equity for the three months ended March 31, 2023 and 2022 was 5.80% and 14.99%, respectively. Return on average assets is calculated by dividing annualized net income by average assets. Return on average common equity is calculated by dividing annualized net income by average common equity.

•Book value per common share was $18.25 as of March 31, 2023 compared to $18.84 as of December 31, 2022. The decrease was due primarily to a decrease in retained earnings and changes in accumulated other comprehensive income ("AOCI"). AOCI is comprised of unrealized gains and losses on available for sale securities, including unrealized losses on available for sale securities at the time of transfer to held to maturity.

•First Guaranty's Board of Directors declared cash dividends of $0.16 per common share in the first quarter of 2023 and 2022. First Guaranty has paid 119 consecutive quarterly dividends as of March 31, 2023.

•First Guaranty paid preferred stock dividends of $0.6 million during the first three months of 2023 and 2022.

•First Guaranty was a defendant in a lawsuit alleging overpayment on a loan related to a disputed interest rate. First Guaranty settled this lawsuit in February of 2023 for $0.6 million.

Recent Developments

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

Organic Expansion

On May 4, 2023, First Guaranty Bank purchased property in Fate, Texas, a city located in the center of Rockwell County, Texas. Plans are in process to construct and open a full-service branch of the Bank, pending all required regulatory approvals. This purchase continues to implement our expansion plans in Texas area markets.

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

In addition, the same process is utilized by First Guaranty Bancshares, Inc. at the conclusion of each year for the grant of stock bonuses to members of Management of First Guaranty Bank, selected by the Board of Directors of First Guaranty Bancshares, Inc. Those awards have averaged approximately $275,000 or 12,500 shares per year. The SEC has requested information concerning this practice. No process has been instituted. First Guaranty has provided the requested information. First Guaranty has reserved $0.6 million in conjunction with these discussions.

Financial Condition

Changes in Financial Condition from December 31, 2022 to March 31, 2023

Assets

Total assets at March 31, 2023 were $3.2 billion, an increase of $86.4 million, or 2.7%, from December 31, 2022. Assets increased primarily due to increases in net loans of $47.2 million and cash and cash equivalents of $85.7 million, partially offset by a decrease in investment securities of $50.2 million at March 31, 2023 compared to December 31, 2022.

Loans

Net loans increased $47.2 million, or 1.9%, to $2.5 billion at March 31, 2023 from December 31, 2022. Construction and land development loans increased $56.4 million principally due to advances on existing construction lines and new originations that was partially offset by the conversion of loans to permanent financing. Non-farm non-residential loan balances increased $34.3 million due to new originations. One-to-four family residential loans increased $19.7 million primarily due to new originations. Agricultural loans increased $1.3 million due to seasonal activity. Consumer and other loans increased $1.3 million primarily due to new originations. Multifamily loans increased $0.8 million primarily due to the conversion of existing construction loans to permanent financing and the origination of new loans. Farmland loans decreased $1.8 million primarily due to paydowns on agricultural loan commitments. Commercial lease loan balances decreased $15.1 million primarily due to paydowns. First Guaranty has continued to expand its commercial lease portfolio which generally has higher yields than commercial real estate loans but shorter average lives. Commercial and industrial loans decreased $40.9 million primarily due to paydowns. SBA PPP loans totaled $5.7 million at March 31, 2023 compared to $5.9 million at December 31, 2022. These totals are included in commercial and industrial loans. Round 1 SBA PPP loans totaled $2.0 million at March 31, 2023 and December 31, 2022. Round 2 SBA PPP loans decreased from $3.9 million at December 31, 2022 to $3.6 million at March 31, 2023 due to SBA loan forgiveness and payments received. First Guaranty had approximately 3.7% of funded and 1.7% of unfunded commitments in our loan portfolio to businesses engaged in support or service activities for oil and gas operations. First Guaranty's hotel and hospitality portfolio totaled $183.0 million at March 31, 2023. As part of the management of risks in our loan portfolio, First Guaranty had previously established an internal guidance limit of approximately $200.0 million for its hotel and hospitality portfolio. First Guaranty's office space portfolio totaled approximately $61.4 million at March 31, 2023. First Guaranty had $345.5 million in loans related to our Texas markets at March 31, 2023 which was an increase of $11.6 million or 3.5% from $333.8 million at December 31, 2022. First Guaranty continues to have significant loan growth associated with its Texas branches. We anticipate additional growth opportunities in Texas as it contains four major cities in Austin, Dallas, Houston, and San Antonio, plus the continued growth and development of these areas is exceeding that of other areas of the country. First Guaranty had $251.7 million in loans related to our new Mideast markets in Kentucky and West Virginia at March 31, 2023 which was an increase of $40.8 million or 19.3% from $210.9 million at December 31, 2022. Syndicated loans at March 31, 2023 were $76.5 million, of which $23.7 million were shared national credits. Syndicated loans decreased $11.8 million from $88.3 million at December 31, 2022.

As of March 31, 2023, 71.5% of our loan portfolio was secured by real estate. The largest portion of our loan portfolio, at 39.8% as of March 31, 2023, was non-farm non-residential loans secured by real estate. Approximately 40.5% of the loan portfolio was based on a floating rate tied to the prime rate or LIBOR as of March 31, 2023. 61.5% of the loan portfolio is scheduled to mature within five years from March 31, 2023. First Guaranty had $45.7 million in loans that were priced off of the LIBOR index rate at March 31, 2023. As it is anticipated that LIBOR will be discontinued after June 30, 2023, First Guaranty is reviewing its loan documents to determine alternative reference rates such as the Secured Overnight Financing Rate ("SOFR") and does not anticipate there will be a significant financial statement impact with the transition.

Special mention loans increased $13.4 million to $43.7 million at March 31, 2023 compared to $30.3 million at December 31, 2022. The increase in special mention loans was primarily the result of the downgrade of one commercial lease loan relationship from pass status to special mention totaling $12.7 million.

Net loans are reduced by the allowance for credit losses which totaled $31.5 million at March 31, 2023 and $23.5 million at December 31, 2022. First Guaranty adopted ASC 326 effective January 1, 2023 and recorded a cumulative adjustment to the allowance of $7.0 million. Loan charge-offs were $1.0 million during the first three months of 2023 and $0.8 million during the same period in 2022. Recoveries totaled $0.5 million during the first three months of 2023 and $0.3 million during the same period in 2022. The provision for credit losses totaled $0.3 million for the first three months of 2023 and $0.6 million for the same period in 2022. See Note 4 of the Notes to Consolidated Financial Statements for more information on loans and Note 5 for more information on the allowance for credit losses.

Investment Securities

Investment securities at March 31, 2023 totaled $401.3 million, a decrease of $50.2 million compared to $451.5 million at December 31, 2022. The portfolio consists of both available for sale (AFS) and held to maturity securities (HTM). The securities designated as held to maturity are agency and corporate debt securities that are part of First Guaranty’s investment strategy and public funds collateralization program. We purchase securities for our investment portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and meet pledging requirements for public funds and borrowings.

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

Our available for sale securities portfolio totaled $81.1 million at March 31, 2023, a decrease of $50.4 million, or 38.3%, compared to $131.5 million at December 31, 2022. The decrease was primarily due to the maturity of U.S. Treasury securities.

Our held to maturity securities portfolio totaled $320.2 million at March 31, 2023, an increase of $0.2 million, or 0.1%, compared to $320.1 million at December 31, 2022.

At March 31, 2023, $49.9 million, or 12.4%, of the securities portfolio was scheduled to mature in less than one year. The majority of these securities were U.S. Treasury securities. $3.3 million, or 0.8%, of the securities portfolio, not including collateralized mortgage obligations and mortgage-backed securities, were scheduled to mature between one and five years. The majority of these securities were U.S. Treasury securities. $100.4 million, or 25.0%, of the securities portfolio, not including collateralized mortgage obligations and mortgage-backed securities, were scheduled to mature between five and ten years. Securities, not including collateralized mortgage obligations and mortgage-backed securities, with contractual maturity dates over 10 years totaled $245.3 million, or 61.1%, of the total securities portfolio at March 31, 2023. The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates. Prepayments of mortgages that collateralize mortgage-backed securities also affect the maturity of the securities portfolio. Based on internal forecasts as of March 31, 2023, management believes that the securities portfolio has a forecasted weighted average life of approximately 10.82 years based on the current interest rate environment. The portfolio had an estimated effective duration of 8.69 years at March 31, 2023.

There were no credit related other-than-temporary impairment of available for sale securities during the three months ended March 31, 2023 or March 31, 2022. An allowance for credit losses of $0.1 million for held to maturity securities was recorded upon the adoption of ASC 326.

Nonperforming Assets

Non-performing assets consist of non-performing loans and other real-estate owned. Non-performing loans are those on which the accrual of interest has stopped or loans which are contractually 90 days past due on which interest continues to accrue. Loans are ordinarily placed on nonaccrual status when principal and interest is delinquent for 90 days or more.  However, management may elect to continue the accrual when the asset is well secured and in the process of collection. It is our policy to discontinue the accrual of interest income on any loan for which we have reasonable doubt as to the payment of interest or principal. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Nonaccrual loans are returned to accrual status when the financial position of the borrower indicates there is no longer any reasonable doubt as to the payment of principal or interest and a reasonable payment performance period is observed (generally considered six months or longer). Other real estate owned consists of property acquired through formal foreclosure, in-substance foreclosure or by deed in lieu of foreclosure.

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

(in thousands)	March 31, 2023	December 31, 2022
Nonaccrual loans:
Real Estate:
Construction and land development	$221	$225
Farmland	677	290
1- 4 family	6,209	3,826
Multifamily	—	—
Non-farm non-residential	2,675	3,746
Total Real Estate	9,782	8,087
Non-Real Estate:
Agricultural	1,469	1,622
Commercial and industrial	1,026	819
Commercial leases	1,799	1,799
Consumer and other	1,593	1,239
Total Non-Real Estate	5,887	5,479
Total nonaccrual loans	15,669	13,566

Loans 90 days and greater delinquent & accruing:
Real Estate:
Construction and land development	190	427
Farmland	—	—
1- 4 family	—	332
Multifamily	—	157
Non-farm non-residential	1,641	103
Total Real Estate	1,831	1,019
Non-Real Estate:
Agricultural	—	—
Commercial and industrial	6,244	123
Commercial leases	—	—
Consumer and other	—	—
Total Non-Real Estate	6,244	123
Total loans 90 days and greater delinquent & accruing	8,075	1,142

Total non-performing loans	23,744	14,708

Real Estate Owned:
Construction and land development	—	—
Farmland	—	—
1- 4 family	113	113
Multifamily	—	—
Non-farm non-residential	774	—
Total Real Estate Owned	887	113

Total non-performing assets	$24,631	$14,821

Non-performing assets to total loans	0.96%	0.59%
Non-performing assets to total assets	0.76%	0.47%
Non-performing loans to total loans	0.92%	0.58%
Nonaccrual loans to total loans	0.61%	0.54%
Allowance for credit losses to nonaccrual loans	200.83%	173.36%
Net loan charge-offs to average loans	0.08%	0.18%

At March 31, 2023, nonperforming assets totaled $24.6 million, or 0.76% of total assets, compared to $14.8 million, or 0.47%, of total assets at December 31, 2022, which represented an increase of $9.8 million, or 66.2%. The increase in non-performing assets occurred primarily due to an increase in nonaccrual loans, 90 days or greater delinquent and still accruing, and other real estate owned. Non-performing loans included loans previously classified as purchase credit deteriorated following the adoption of CECL.

Nonaccrual loans increased from $13.6 million at December 31, 2022 to $15.7 million at March 31, 2023. The increase in nonaccrual loans was concentrated primarily in one-to four family, farmland, consumer and other, and commercial and industrial loans. Nonaccrual loans included $1.4 million in loans with a government guarantee. These are structured as net loss guarantees in which up to 90% of loss exposure is covered.

At March 31, 2023, loans 90 days or greater delinquent and still accruing totaled $8.1 million, an increase of $6.9 million compared to $1.1 million at December 31, 2022. The increase in loans 90 days or greater delinquent and still accruing was concentrated primarily in commercial and industrial and non-farm non-residential loans. The largest 90 day or greater delinquent was a commercial and industrial loan with a balance of approximately $5.0 million.

Other real estate owned at March 31, 2023 totaled $0.9 million, an increase of $0.8 million compared to $0.1 million at December 31, 2022. The increase was due to the addition of a $0.8 million non-farm non-residential property during the first quarter of 2023. This property was related to loan that was on nonaccrual status at December 31, 2022.

At March 31, 2023, our largest non-performing assets were comprised of the following nonaccrual loans and 90 days or greater delinquent and still accruing loans: (1) a commercial and industrial loan that totaled $5.0 million; (2) a $2.2 million loan relationship that is classified as purchased credit deteriorated (3) a commercial lease loan that totaled $1.8 million; (4) a non-farm non-residential loan secured by a mobile home facility that totaled $1.3 million; and (5) a non-farm nonresidential loan that totaled $1.1 million. This loan was originated for the sale of other real estate owned and was included in nonaccrual until establishment of a satisfactory payment history by the borrower.

Allowance for Credit Losses

First Guaranty adopted FASB ASC Topic 326 “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments” Update No. 2016-13 (“ASU 2016-13”). ASU 2016-13 on January 1, 2023. ASU 2016-13, referred to as the Current Expected Credit Loss (“CECL”) standard, requires financial assets measured on an amortized cost basis, including loans and held-to-maturity debt securities, to be presented at an amount net of an allowance for credit losses, which reflects expected losses for the full life of the financial asset. Unfunded lending commitments are also within the scope of this topic. Under prior GAAP losses were not recognized until the occurrence of the loss was probable. See Recent Accounting Pronouncements for more information on the adoption of ASC 326.

The allowance for credit losses on loans is maintained to absorb potential losses in the loan portfolio. The allowance is increased by the provision for loan losses, offset by recoveries of previously charged-off loans and is decreased by loan charge-offs. The provision is a charge to current expense to provide for current expected loan losses and to maintain the allowance commensurate with management's evaluation of the risks inherent in the loan portfolio. Various factors are taken into consideration when determining the amount of the provision and the adequacy of the allowance. These factors include but are not limited to:

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

The allowance consists of specific, general, and unallocated components. The specific component relates to loans that are classified as doubtful, substandard, or collateral dependent. For such loans that are also classified as collateral dependent, an allowance is established when the collateral value is lower than the carrying value of that loan. The general component covers non-classified loans and special mention loans and is based on historical loss experience for the past three years adjusted for qualitative factors described above. An unallocated component is maintained to cover uncertainties that could affect the estimate of probable losses.

The balance in the allowance for credit losses is principally influenced by the provision for loan losses, recoveries, and by net loan loss experience. Additions to the allowance are charged to the provision for credit losses. Losses are charged to the allowance as incurred and recoveries on losses previously charged to the allowance are credited to the allowance at the time recovery is collected.

The allowance for credit losses on loans was $31.5 million, or 1.22% of total loans, and 132.5% of nonperforming loans at March 31, 2023.

Comparing March 31, 2023 to December 31, 2022, there were changes within the specific components of the allowance balance.

A provision for loan losses of $0.3 million was made during the three months ended March 31, 2023 and $0.6 million for the same period in 2022. The provisions made were taken to provide for current loan losses and to maintain the allowance proportionate to risks inherent in the loan portfolio.

The loan portfolio factors in the first three months of 2023 that primarily affected the allocation of the allowance included the following:

•The adoption of the CECL methodology under ASU 2016-13 was the largest contributor to changes in both the size and allocation of the allowance for credit losses. First Guaranty also made adjustments of certain qualitative factors to take into account the current estimated impact of COVID-19, changes in other market conditions, loan concentrations including those related to commercial real estate and loan relationships and related economic conditions on borrowers' ability to repay loans and for allocations to impaired loans within their respective categories.

•Construction and land development loans increased during the first three months of 2023 due to advances on existing construction lines of credit and new loan originations. The allowance increase related to this portfolio was due to growth in the portfolio along with changes in the qualitative analysis of the portfolio related to economic conditions.

•One-to four-family residential loans increased during the first three months of 2023. The allowance increase related to this portfolio was due to changes in the qualitative analysis of the portfolio and due to portfolio growth, and also the adoption of CECL.

•Multifamily loans increased slightly during the first three months of 2023. The allowance related to this portfolio was increased due to the adoption of the CECL methodology and due to the growth in the portfolio which increased by $0.8 million during the first three months of 2023.

•Non-farm non-residential loans increased by $34.3 million during the first three months of 2023. The allowance increase related to this portfolio was due primarily to growth in the portfolio and also to the adoption of CECL.

•Commercial and industrial loans decreased during the first three months of 2023. The allowance increase related to this portfolio was due to the adoption of the CECL methodology.

•Commercial leases decreased during the first three months of 2023 from $385.3 million at December 31, 2022 to $302.5 million at March 31, 2023. The allowance decrease related to this portfolio was due to the reduction in this portfolio and due to changes in the qualitative analysis of the portfolio related.

•Consumer and other loans increased slightly during the first three months of 2023. The decrease in the related loan loss allowance balance was due primarily to qualitative analysis and the adoption of the CECL methodology.

First Guaranty charged off $1.0 million in loan balances during the first three months of 2023. The details of the $1.0 million in charged-off loans were as follows:

1.First Guaranty charged off $0.2 million in consumer loans related to Hurricane Ida relief loans during the first quarter of 2023. These loans were originated in the fall of 2021 following Hurricane Ida that impacted Louisiana in August 2021.
2.First Guaranty charged off $0.1 million on a non-farm non-residential loan during the first quarter of 2023. This loan had no remaining principal balance at March 31, 2023. The $0.7 million property related to this loan was moved to other real estate owned during the first quarter of 2023.
3.Smaller loans and overdrawn deposit accounts comprised the remaining $0.7 million of charge-offs for the first three months of 2023.

Other information related to the allowance for credit losses is as follows:

(in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Loans:
Average outstanding balance	$2,528,622	$2,154,264
Balance at end of period	$2,574,242	$2,231,119

Allowance for Credit Losses:
Balance at beginning of year	$23,518	$24,029
Adoption of ASC 326	8,120	—
Charge-offs	(973)	(836)
Recoveries	489	319
Provision	314	632
Balance at end of period	$31,468	$24,144

Deposits

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. We regularly assess our funding needs, deposit pricing and interest rate outlooks. From December 31, 2022 to March 31, 2023, total deposits increased $138.8 million, or 5.1%, to $2.9 billion. Noninterest-bearing demand deposits decreased $5.4 million, or 1.0%, to $519.0 million at March 31, 2023. The decrease in noninterest-bearing demand deposits was primarily concentrated in individual and public fund noninterest-bearing demand deposits. Interest-bearing demand deposits increased $71.1 million, or 4.9%, to $1.5 billion at March 31, 2023. The increase in interest-bearing demand deposits was primarily concentrated in public funds interest-bearing demand deposits and brokered deposits of approximately $50.0 million. Savings deposits increased $0.2 million, or 0.1%, to $206.0 million at March 31, 2023, primarily related to increases in individual savings deposits. Time deposits increased $72.9 million, or 13.7%, to $606.2 million at March 31, 2023, primarily due to increases in consumer and business time deposits along with increased brokered time deposits of approximately $20.0 million.

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

As of March 31, 2023, the aggregate amount of outstanding certificates of deposit in amounts greater than $250,000 was approximately $154.0 million. At March 31, 2023, approximately $31.9 million of First Guaranty's certificates of deposit greater than $250,000 had a remaining term greater than one year.

The total amount of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) was estimated at $355.0 million at March 31, 2023. This total excludes public funds deposits that are collateralized by securities or FHLB letters of credit.

The following table compares deposit categories for the periods indicated.

Total Deposits	For the Three Months Ended March 31,			For the Years Ended December 31,
	2023			2022			2021
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$510,302	18.5%	—%	$552,786	20.7%	—%	$477,802	19.8%	—%
Interest-bearing Demand	1,488,105	53.8%	3.6%	1,362,396	50.9%	1.6%	1,082,922	45.0%	0.7%
Savings	204,271	7.4%	1.2%	212,329	7.9%	0.4%	191,967	8.0%	0.1%
Time	561,154	20.3%	2.6%	546,776	20.5%	2.0%	655,025	27.2%	2.0%
Total Deposits	$2,763,832	100.0%	2.5%	$2,674,287	100.0%	1.2%	$2,407,716	100.0%	0.8%

Individual and Business Deposits	For the Three Months Ended March 31,			For the Years Ended December 31,
	2023			2022			2021
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$499,599	30.9%	—%	$544,948	32.9%	—%	$471,371	29.7%	—%
Interest-bearing Demand	436,529	27.0%	4.1%	424,257	25.7%	2.1%	390,481	24.6%	1.0%
Savings	157,019	9.7%	0.1%	170,571	10.3%	0.1%	154,560	9.8%	0.1%
Time	524,627	32.4%	2.5%	514,167	31.1%	2.0%	569,924	35.9%	2.2%
Total Individual and Business Deposits	$1,617,774	100.0%	1.9%	$1,653,943	100.0%	1.2%	$1,586,336	100.0%	1.0%

Public Funds Deposits	For the Three Months Ended March 31,			For the Years Ended December 31,
	2023			2022			2021
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$10,703	0.9%	—%	$7,838	0.8%	—%	$6,431	0.8%	—%
Interest-bearing Demand	1,051,576	91.8%	3.3%	938,139	91.9%	1.3%	692,441	84.3%	0.5%
Savings	47,252	4.1%	4.7%	41,758	4.1%	1.9%	37,407	4.5%	0.2%
Time	36,527	3.2%	3.1%	32,609	3.2%	1.4%	85,101	10.4%	0.8%
Total Public Funds Deposits	$1,146,058	100.0%	3.3%	$1,020,344	100.0%	1.4%	$821,380	100.0%	0.5%

The following table sets forth the distribution of our time deposit accounts.

(in thousands)	March 31, 2023
Time deposits of less than $100,000	$190,972
Time deposits of $100,000 through $250,000	261,259
Time deposits of more than $250,000	154,000
Total Time Deposits	$606,231

The following table sets forth the maturity of the time deposits greater than $250,000 at March 31, 2023.

(in thousands)	March 31, 2023
Three months or less	$11,936
Three to six months	24,144
Six months to one year	86,034
One to three years	27,629
More than three years	4,257
Total Time Deposits greater than $250,000	$154,000

Public funds deposits totaled $1.1 billion at March 31, 2023 and December 31, 2022. Public funds time deposits totaled $46.0 million at March 31, 2023 compared to $32.4 million at December 31, 2022. Public funds deposits increased due to new balances from existing customers that were primarily attributed to seasonal fluctuations. First Guaranty has developed a program for the retention and management of public funds deposits. Since the end of 2012, First Guaranty has maintained public funds deposits in excess of $400.0 million. These deposits are from public entities such as school districts, hospital districts, sheriff departments and municipalities. The majority of these funds are under fiscal agency agreements with terms of three years or less. Deposits under fiscal agency agreements are generally stable but public entities may maintain the ability to negotiate term deposits on a specific basis including with other financial institutions. These deposits generally have stable balances as we maintain both operating accounts and time deposits for these entities. There is a seasonal component to public deposit levels associated with annual tax collections. Public funds will increase at the end of the year and during the first quarter. In addition to seasonal fluctuations, there are monthly fluctuations associated with internal payroll and short-term tax collection accounts for our public funds deposit accounts. Public funds deposit accounts are collateralized by FHLB letters of credit, by expanded reciprocal deposit insurance programs, by Louisiana municipal bonds and by eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac. First Guaranty continues to grow the proportion of its public funds portfolio that is collateralized by reciprocal deposit insurance as an alternative to pledging securities or utilizing FHLB letters of credit. First Guaranty initiated this strategy to more efficiently invest these deposits in higher yielding loans to improve the net interest margin and earnings. Total public funds collateralized by reciprocal deposit insurance programs decreased to $544.3 million at March 31, 2023 compared to $576.3 million at December 31, 2022.

The following table sets forth public funds as a percent of total deposits.

(in thousands except for %)	March 31, 2023	December 31, 2022
Public Funds:
Noninterest-bearing Demand	$9,465	$11,730
Interest-bearing Demand	1,040,837	1,022,760
Savings	48,648	46,354
Time	45,988	32,427
Total Public Funds	$1,144,938	$1,113,271
Total Deposits	$2,862,588	$2,723,792
Total Public Funds as a percent of Total Deposits	40.0%	40.9%

Borrowings

First Guaranty maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. First Guaranty had $76.6 million in short-term borrowings outstanding at March 31, 2023 compared to $146.4 million at December 31, 2022. The short-term borrowings at March 31, 2023 were comprised of short-term Federal Home Loan Bank advances of $50.0 million, a line of credit of $20.0 million, with an outstanding balance of $20.0 million and repurchase agreements of $6.6 million. The short-term borrowings outstanding at December 31, 2022 were comprised of short-term Federal Home Loan Bank advances of $120.0 million, a line of credit of $20.0 million with an outstanding balance of $20.0 million and repurchase agreements of $6.4 million. First Guaranty had available lines of credit of $26.5 million, with $20.0 million outstanding at March 31, 2023. A net availability of $6.5 million remained.

First Guaranty had senior long-term debt totaling $21.1 million as of March 31, 2023 and $21.9 million at December 31, 2022.

First Guaranty had subordinated debt totaling $15.0 million at March 31, 2023 and December 31, 2022.

First Guaranty had $504.6 million in Federal Home Loan Bank letters of credit as of March 31, 2023 compared to $388.6 million at December 31, 2022. Federal Home Loan Bank letters of credit are obtained primarily for collateralizing public deposits.

Total Shareholders' Equity

Total shareholders' equity decreased to $228.7 million at March 31, 2023 from $235.0 million at December 31, 2022. The decrease in shareholders' equity was principally the result of a decrease of $6.7 million in retained earnings, partially offset by a decrease of $0.4 million in accumulated other comprehensive loss. The $6.7 million decrease in retained earnings was primarily due to the adoption of CECL which had a $7.9 million after tax reduction to retained earnings, $1.7 million in cash dividends paid on shares of our common stock and $0.6 million in cash dividends paid on shares of our preferred stock, partially offset by net income of $3.5 million during the three months ended March 31, 2023. The decrease in accumulated other comprehensive loss was primarily attributed to the decrease in unrealized losses on available for sale securities during the three months ended March 31, 2023.

Results of Operations for the First Quarter Ended March 31, 2023 and 2022

Performance Summary

Three months ended March 31, 2023 compared to the three months ended March 31, 2022. Net income for the three months ended March 31, 2023 was $3.5 million, a decrease of $4.1 million, or 54.3%, from $7.6 million for the three months ended March 31, 2022. The decrease in net income for the three months ended March 31, 2023 as compared to the prior year period was the result of several factors. First Guaranty experienced an increase in interest income, a decrease in the provision for loan losses, and an increase in noninterest income. This increased income was offset by an increase in interest expense and an increase in noninterest expense. Loan interest income increased due to the growth in First Guaranty's loan portfolio, including loan fees recognized as an adjustment to yield. Securities interest income increased due to an increase in the average yield of the investment portfolio. The decrease in the provision was related to changes within the portfolio. Noninterest income increased primarily due to valuation changes related to the loan servicing assets and recoveries of prior legal fees. The loan servicing asset was valued lower in the first quarter of 2022 compared to the first quarter of 2023. Factors that offset the increase in net income included an increase in interest expense due to increases in volume and market interest rates. Noninterest expense increased primarily due to increased personnel expenses, legal and professional fees, software expense, and data processing expenses. Earnings per common share for the three months ended March 31, 2023 was $0.27 per common share, a decrease of 58.5% or $0.38 per common share from $0.65 per common share for the three months ended March 31, 2022.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest income earned on interest-earning assets, including loans and securities, and interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Interest rate fluctuations, as well as changes in the amount and type of interest-earning assets and interest-bearing liabilities, combine to affect net interest income. First Guaranty’s assets and liabilities are generally most affected by changes in the Federal Funds rate, LIBOR rate, SOFR rate, short term Treasury rates such as one month and three month Treasury bills, and longer term Treasury rates such as the U.S. ten year Treasury rate. Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities. There may also be a time lag in the effect of interest rate changes on assets and liabilities. It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds.

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

Three months ended March 31, 2023 compared to the three months ended March 31, 2022. Net interest income for the three months ended March 31, 2023 and 2022 was $22.3 million and $25.0 million, respectively. The decrease in net interest income for the three months ended March 31, 2023 as compared to the prior year period was primarily due to an increase in the average balance of our total interest-bearing liabilities and an increase in the average rate of our total interest-bearing liabilities, partially offset by an increase in the average balance of our total interest-earning assets and an increase in the average yield of our total interest-earning assets. For the three months ended March 31, 2023, the average balance of our total interest-bearing liabilities increased by $222.7 million to $2.4 billion due to growth in interest bearing and non-interest bearing demand deposits. The average rate of our total interest-bearing liabilities increased by 220 basis points to 3.24% for the three months ended March 31, 2023 from 1.04% for the three months ended March 31, 2022. The rise in market interest rates, particularly associated with Treasury rates, contributed to the increase in our liabilities cost. The primarily source of the increase in liabilities cost was associated with interest bearing demand deposits for public funds that are primarily indexed to Treasury rates. For the three months ended March 31, 2023, the average balance of our total interest-earning assets increased by $207.7 million to $3.0 billion due to strong growth in our loan portfolio. The average yield of our interest-earning assets increased by 115 basis points to 5.53% for the three months ended March 31, 2023 from 4.38% for the three months ended March 31, 2022 due to an improved mix of higher yielding assets. As a result, our net interest rate spread decreased 105 basis points to 2.29% for the three months ended March 31, 2023 from 3.34% for the three months ended March 31, 2022. Our net interest margin decreased 60 basis points to 2.99% for the three months ended March 31, 2023 from 3.59% for the three months ended March 31, 2022.

Interest Income

Three months ended March 31, 2023 compared to the three months ended March 31, 2022. Interest income increased $10.8 million, or 35.5%, to $41.3 million for the three months ended March 31, 2023 as compared to the prior year period. First Guaranty's loan portfolio expanded during the first quarter of 2023 due to growth associated with our loan originations. These factors contributed to the increase in interest income as the average balance of our total interest-earning assets, primarily associated with loans, increased, and the average yield of interest-earning assets increased. The average balance of our interest-earning assets increased $207.7 million to $3.0 billion for the three months ended March 31, 2023 as compared to the prior year. The average yield of interest-earning assets increased by 115 basis points to 5.53% for the three months ended March 31, 2023 compared to 4.38% for the three months ended March 31, 2022.

Interest income on securities increased $48,000 to $2.4 million for the three months ended March 31, 2023 as compared to the prior year period primarily as a result of an increase in average yield of securities. The average yield on securities increased nine basis points to 2.27% for the three months ended March 31, 2023 compared to 2.18% for the three months ended March 31, 2022 due to the decrease in lower yielding Treasury securities that matured in the first quarter of 2023. The average balance of securities decreased $7.8 million to $426.6 million for the three months ended March 31, 2023 from $434.4 million for the three months ended March 31, 2022 primarily due to an decrease in the average balance of our U.S. Treasuries securities portfolio compared to the prior year.

Interest income on loans increased $10.1 million, or 36.1%, to $38.1 million for the three months ended March 31, 2023 as compared to the prior year period as a result of an increase in the average balance and average yield of loans. The average balance of loans (excluding loans held for sale) increased by $374.4 million to $2.5 billion for the three months ended March 31, 2023 from $2.2 billion for the three months ended March 31, 2022 as a result of new loan originations. The average yield on loans (excluding loans held for sale) increased by 84 basis points to 6.12% for the three months ended March 31, 2023 from 5.28% for the three months ended March 31, 2022 due to the improved mix of loans along with an increase in market interest rates.

Interest Expense

Three months ended March 31, 2023 compared to the three months ended March 31, 2022. Interest expense increased $13.5 million, or 245.5%, to $19.0 million for the three months ended March 31, 2023 from $5.5 million for the three months ended March 31, 2022 due primarily to an increase in market interest rates and due to an increase in the average balance of interest-bearing liabilities. The average rate of interest-bearing demand deposits was 3.56% for the three months ended March 31, 2023 and 0.70% for the three months ended March 31, 2022. The increase in market interest rates, particularly U.S. Treasury rates, contributed to the increase in rates paid on interest-bearing demand deposits. The largest concentration of interest-bearing demand deposits is associated with public funds deposits that are primarily indexed to Treasury rates. Treasury rates increased as the Federal Reserve increased rates to address increased inflation in the U.S. economy. The average rate of time deposits increased 64 basis points during the three months ended March 31, 2023 to 2.58% as compared to the prior year period. The increase in the average rate of time deposits was due to changes in market rates. The average balance of interest-bearing liabilities increased by $222.7 million during the three months ended March 31, 2023 to $2.4 billion as compared to the prior year period. This increase was a result of a $164.6 million increase in the average balance of interest-bearing demand deposits, a $0.3 million increase in the average balance of savings deposits, and an $72.9 million increase in the average balance of borrowings, which were partially offset by a $15.0 million decrease in the average balance of time deposits.

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

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
(in thousands except for %)	Average Balance	Interest	Yield/Rate (5)	Average Balance	Interest	Yield/Rate (5)
Assets
Interest-earning assets:
Interest-earning deposits with banks	$72,506	$751	4.20%	$231,556	$102	0.18%
Securities (including FHLB stock)	426,625	2,387	2.27%	434,420	2,339	2.18%
Federal funds sold	431	—	—%	232	—	—%
Loans held for sale	—	—	—%	—	—	—%
Loans, net of unearned income(6)	2,528,622	38,149	6.12%	2,154,264	28,038	5.28%
Total interest-earning assets	3,028,184	$41,287	5.53%	2,820,472	$30,479	4.38%

Noninterest-earning assets:
Cash and due from banks	19,269			18,481
Premises and equipment, net	58,152			58,393
Other assets	26,737			28,589
Total Assets	$3,132,342			$2,925,935

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$1,488,105	$13,049	3.56%	$1,323,532	$2,276	0.70%
Savings deposits	204,271	579	1.15%	204,008	61	0.12%
Time deposits	561,154	3,576	2.58%	576,199	2,755	1.94%
Borrowings	120,803	1,782	5.98%	47,886	404	3.42%
Total interest-bearing liabilities	2,374,333	$18,986	3.24%	2,151,625	$5,496	1.04%

Noninterest-bearing liabilities:
Demand deposits	510,302			545,013
Other	12,749			6,839
Total Liabilities	2,897,384			2,703,477

Shareholders' equity	234,958			222,458
Total Liabilities and Shareholders' Equity	$3,132,342			$2,925,935
Net interest income		$22,301			$24,983

Net interest rate spread (1)			2.29%			3.34%
Net interest-earning assets (2)	$653,851			$668,847
Net interest margin (3), (4)			2.99%			3.59%

Average interest-earning assets to interest-bearing liabilities			127.54%			131.09%
(1)Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)Net interest margin represents net interest income divided by average total interest-earning assets.
(4)The tax adjusted net interest margin was 2.99% and 3.60% for the above periods ended March 31, 2023 and 2022, respectively. A 21% tax rate was used to calculate the effect on securities income from tax exempt securities for the above periods ended March 31, 2023 and 2022, respectively.
(5)Annualized.
(6)Includes loan fees of $1.4 million and $2.1 million or the above periods ended March 31, 2023 and 2022, respectively. PPP loan fee income of $5,000 and $0.6 million was recognized for above periods ended March 31, 2023 and 2022, respectively.

Provision for Credit and Loan Losses

A provision for credit and loan losses is a charge to income in an amount that management believes is necessary to maintain an adequate allowance for credit losses. The provision is based on management's regular evaluation of current economic conditions in our specific markets as well as regionally and nationally, changes in the character and size of the loan portfolio, underlying collateral values securing loans, and other factors which deserve recognition in estimating loan losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.

For the three months ended March 31, 2023, the provision for loan losses was $0.3 million compared to $0.6 million for the same period in 2022. The decrease in the provision was attributable to the evaluation of the loan portfolio at March 31, 2023. Total charge-offs were $1.0 million for the three months ended March 31, 2023 and $0.8 million for the same period in 2022. Charge-offs for the three months ended March 31, 2023 were concentrated in consumer relief loans associated with Hurricane Ida and a non-farm non-residential loan. Hurricane Ida consumer relief loans charge-offs totaled $0.2 million during the first quarter of 2023. Partially offsetting these charge-offs were recoveries that totaled $0.5 million for the three months ended March 31, 2023 and $0.3 million for the same period in 2022.

We believe that the allowance is adequate to cover current expected losses in the loan portfolio given the current economic conditions, and current expected net charge-offs and non-performing asset levels. Economic uncertainty may result in additional increases to the allowance for credit losses in future periods.
Noninterest Income

Our primary sources of recurring noninterest income are customer service fees, ATM and debit card fees, loan fees, gains on the sales of loans and available for sale securities and other service fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.

Noninterest income totaled $2.7 million for the three months ended March 31, 2023, an increase of $0.7 million from $2.0 million for the three months ended March 31, 2022. The increase was primarily due to recoveries of prior legal fees and due to an improved valuation of loan servicing assets in the first quarter of 2023 compared to the valuation of the loan servicing asset in the first quarter of 2022. Service charges, commissions and fees totaled $0.8 million for the three months ended March 31, 2023 and 2022. ATM and debit card fees totaled $0.8 million for the three months ended March 31, 2023 and 2022. Net securities losses were $0 for the three months ended March 31, 2023 compared to $17,000 for the same period in 2022. Net gains on the sale of loans were $12,000 for the three months ended March 31, 2023 compared to net losses of $1,000 for the same period in 2022. Other noninterest income totaled $1.1 million for the three months ended March 31, 2023 compared to $0.4 million for the same period in 2022.

Noninterest Expense

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense and other types of expenses. Noninterest expense totaled $20.2 million for the three months ended March 31, 2023 and $16.8 million for the three months ended March 31, 2022. Salaries and benefits expense totaled $10.0 million for the three months ended March 31, 2023 and $9.0 million for the three months ended March 31, 2022. The increase was primarily due to the increase in personnel expense from new hires including those in the Mideast market. Occupancy and equipment expense totaled $2.2 million for the three months ended March 31, 2023 and 2022. Other noninterest expense totaled $8.0 million for the three months ended March 31, 2023 and $5.6 million for the same period in 2022. Legal and professional fees were higher due to the settlement of a lawsuit and the establishment of a reserve in conjunction with the above-referenced ongoing discussions with the SEC regarding the Employee Stock Grant Program.

The following table presents, for the periods indicated, the major categories of other noninterest expense:

	Three Months Ended March 31,
(in thousands)	2023	2022
Other noninterest expense:
Legal and professional fees	$2,175	$855
Data processing	530	229
ATM fees	397	412
Marketing and public relations	528	377
Taxes - sales, capital, and franchise	560	362
Operating supplies	238	156
Software expense and amortization	1,240	926
Travel and lodging	400	245
Telephone	85	114
Amortization of core deposit intangibles	174	174
Donations	170	156
Net costs from other real estate and repossessions	27	94
Regulatory assessment	491	552
Other	945	918
Total other noninterest expense	$7,960	$5,570

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other non-deductible expenses and the statutory tax rate. The provision for income taxes for the three months ended March 31, 2023 and 2022 was $1.1 million and $2.0 million, respectively. The provision for income taxes decreased due to a decrease in income before income taxes. First Guaranty's statutory tax rate was 21.0% for the three months ended March 31, 2023 and 2022.

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

First Guaranty's cash and cash equivalents totaled $168.9 million at March 31, 2023 compared to $83.2 million at December 31, 2022. Loans maturing within one year or less at March 31, 2023 totaled $378.8 million. At March 31, 2023, time deposits maturing within one year or less totaled $450.0 million compared to $312.9 million at December 31, 2022. Time deposits maturing after one year through three years totaled $131.3 million at March 31, 2023 compared to $183.0 million at December 31, 2022. Time deposits maturing after three years totaled $25.0 million at March 31, 2023 compared to $37.4 million at December 31, 2022. First Guaranty's held to maturity ("HTM") securities portfolio at March 31, 2023 was $320.2 million, or 79.8% of the investment portfolio, compared to $320.1 million, or 70.9% at December 31, 2022. First Guaranty's available for sale ("AFS") securities portfolio was $81.1 million, or 20.2% of the investment portfolio as of March 31, 2023 compared to $131.5 million, or 29.1% of the investment portfolio at December 31, 2022. The majority of the AFS portfolio was comprised of U.S. Government Treasuries, municipal bonds and subordinated debt securities. Management believes these securities are readily marketable and enhance First Guaranty's liquidity.

First Guaranty maintained a net borrowing capacity at the Federal Home Loan Bank totaling $314.9 million and $369.5 million at March 31, 2023 and December 31, 2022, respectively with $70.0 million in FHLB advances outstanding at March 31, 2023 compared to $120.0 million at December 31, 2022, respectively. The advances outstanding at March 31, 2023 were comprised of short-term advances totaling $50.0 million along with a long-term advance that totaled $20.0 million. This long term FHLB advance matures in the first quarter of 2025. The advances outstanding at December 31, 2022 were comprised of short-term advances that totaled $120.0 million. The change in borrowing capacity with the Federal Home Loan Bank was due to changes in the value that First Guaranty receives on pledged collateral and due to First Guaranty's usage of the line. First Guaranty has increasingly transitioned public funds deposits into reciprocal deposit programs for collateralization as an alternative to FHLB letters of credit. We also maintain federal funds lines of credit at various correspondent banks with borrowing capacity of $100.5 million. First Guaranty has two revolving lines of credit totaling $26.5 million at the parent company level secured by a pledge of the Bank's common stock, with an outstanding balance of $20.0 million at March 31, 2023. We also have a discount window line with the Federal Reserve Bank that totaled $188.2 million at March 31, 2023 which was an increase of $159.2 million compared to availability of $29.0 million at December 31, 2022. First Guaranty did not have any advances under this facility at March 31, 2023. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources

First Guaranty's capital position is reflected in shareholders' equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total shareholders' equity decreased to $228.7 million at March 31, 2023 from $235.0 million at December 31, 2022. The decrease in shareholders' equity was principally the result of a $6.7 million decrease in retained earnings, driven in large part by the one time CECL adjustment, partially offset by a $0.4 million a decrease in accumulated other comprehensive loss. The $6.7 million decrease in retained earnings was due to an after tax CECL adjustment of $7.9 million, $1.7 million in cash dividends paid on shares of our common stock and $0.6 million in cash dividends paid on shares of our preferred stock, partially offset by net income of $3.5 million during the three months ended March 31, 2023. The decrease in accumulated other comprehensive loss was primarily attributed to the decrease in unrealized losses on available for sale securities during the three months ended March 31, 2023.

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

In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of March 31, 2023, the Bank's capital conservation buffer was 2.98% exceeding the minimum of 2.50%.

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

In addition, as a result of the legislation, the federal banking agencies have developed a "Community Bank Leverage Ratio" (the ratio of a bank's Tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A "qualifying community bank" that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered "well capitalized" under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution's risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the new Community Bank Leverage Ratio at 9%. Pursuant to the CARES Act, the federal banking agencies set the Community Bank Leverage Ratio at 8% beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the Community Bank Leverage Ratio increased to 8.5% for the calendar year. Community banks will have until January 1, 2022, before the Community Bank Leverage Ratio requirement will return to 9%. A financial institution can elect to be subject to this new definition. As of March 31, 2023, the Bank did not elect to follow the Community Bank Leverage Ratio.

At March 31, 2023, we satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.

	"Well Capitalized Minimums"	As of March 31, 2023	As of December 31, 2022
Bank:
Tier 1 Leverage Ratio	5.00%	9.17%	9.35%
Tier 1 Risk-based Capital Ratio	8.00%	10.03%	10.31%
Total Risk-based Capital Ratio	10.00%	10.98%	11.16%
Common Equity Tier One Capital Ratio	6.50%	10.03%	10.31%

Although we had over $3.0 billion in assets at March 31, 2023, under Federal Reserve guidance, First Guaranty will maintain its status as a "small bank holding company" until March 31, 2024 or earlier in certain circumstances. Once we are no longer a small bank holding company, both the Bank and the Company will be required to maintain specified ratios of capital to risk-weighted assets.

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

The following interest sensitivity analysis is one measurement of interest rate risk. This analysis reflects the contractual maturity characteristics of assets and liabilities over various time periods. This analysis does not factor in prepayments or interest rate floors on loans which may significantly change the report. This table includes nonaccrual loans in their respective maturity periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at March 31, 2023 illustrated below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

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

	March 31, 2023
	Interest Sensitivity Within
(in thousands except for %)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$679,398	$218,414	$897,812	$1,676,430	$2,574,242
Securities (including FHLB stock)	4,769	49,686	54,455	351,376	405,831
Federal Funds Sold	479	—	479	—	479
Other earning assets	153,887	—	153,887	—	153,887
Total earning assets	$838,533	$268,100	$1,106,633	$2,027,806	$3,134,439

Source of Funds:
Interest-bearing accounts:
Demand deposits	$1,531,321	$—	$1,531,321	$—	$1,531,321
Savings deposits	206,008	—	206,008	—	206,008
Time deposits	67,806	382,146	449,952	156,279	606,231
Short-term borrowings	70,000	—	70,000	6,385	76,385
Long-term borrowings	21,116	—	21,116	20,000	41,116
Junior subordinated debt	—	—	—	15,000	15,000
Noninterest-bearing, net	—	—	—	658,378	658,378
Total source of funds	$1,896,251	$382,146	$2,278,397	$856,042	$3,134,439

Period gap	$(1,057,718)	$(114,046)	$(1,171,764)	$1,171,764
Cumulative gap	$(1,057,718)	$(1,171,764)	$(1,171,764)	$—

Cumulative gap as a percent of earning assets	(33.7)%	(37.4)%	(37.4)%

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

First Guaranty is subject to various legal proceedings in the normal course of its business. First Guaranty assesses its liabilities and contingencies in connection with outstanding legal proceedings. Where it is probable that First Guaranty will incur a loss and the amount of the loss can be reasonably estimated, First Guaranty records a liability in its consolidated financial statements. First Guaranty does not record a loss if the loss is not probable or the amount of the loss is not estimable. First Guaranty was a defendant in a lawsuit alleging overpayment on a loan related to a disputed interest rate. This lawsuit was settled in the first quarter of 2023 for $0.6 million. First Guaranty Bank is a defendant in a lawsuit alleging fault for a loss of funds by a customer related to fraud by a third party, with a possible loss range of $0.0 million to $1.5 million. The Bank denies the allegations and intends to vigorously defend against this lawsuit, which is in early stages, and no trial has been set. No accrued liability has been recorded related to this lawsuit. First Guaranty settled a case in the third quarter of 2021 for $1.1 million. A receivable for $0.9 million has been recorded for recovery by a claim against First Guaranty's insurer. In the opinion of management, neither First Guaranty nor First Guaranty Bank is currently involved in such legal proceedings, either individually or in the aggregate, that the resolution is expected to have a material adverse effect on First Guaranty’s consolidated results of operations, financial condition, or cash flows. However, one or more unfavorable outcomes in these ordinary claims or litigation against First Guaranty or First Guaranty Bank could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or ultimate outcomes, such matters are costly, divert management’s attention, and may materially and adversely affect the reputation of First Guaranty and First Guaranty Bank, even if resolved favorably.

Item 1A. Risk Factors

There have been no material changes to our risk factors as disclosed in First Guaranty's Annual Report on Form 10-K.

Item 6.     Exhibits

 The following exhibits are either filed as part of this report or are incorporated herein by reference.

Exhibit Number	Exhibit
2.1	Agreement and Plan of Merger, by and among First Guaranty Bancshares, Inc., First Guaranty Bank and Lone Star Bank, dated January 6, 2023 (1).
3.1	Restated Articles of Incorporation of First Guaranty Bancshares, Inc. (2)
3.2	Articles of Amendment to the Restated Articles of Incorporation of First Guaranty Bancshares, Inc.(3)
3.3	Articles of Amendment to the Restated Articles of Incorporation of First Guaranty Bancshares, Inc. (4).
3.4	Bylaws of First Guaranty Bancshares, Inc.(5)
3.5	Amendment to Bylaws of First Guaranty Bancshares, Inc.(6)
4.1	Form of Common Stock Certificate of First Guaranty Bancshares, Inc.(7)
4.2	Subordinated Note, dated as of June 21, 2022, by and between First Guaranty Bancshares, Inc. and Edgar Ray Smith, III. (8)
4.3	Description of Common Stock. (9)
4.4	Preferred Stock Specimen Certificate (10)
4.5	Description of Preferred Stock. (11)
4.6
Deposit Agreement, dated as of April 27, 2021, by and between First Guaranty Bancshares, Inc. and Zions Bancorporation, National Association, and the holders from time to time of the depositary receipts described herein (12)

4.7	Form of Depositary Receipt representing Depositary Shares (12)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.INS	XBRL Instance Document.

(1)Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on January 9, 2023.
(2)Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K12G3 filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on August 2, 2007.
(3)Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on September 23, 2011.
(4)Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on April 27, 2021.
(5)Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K12G3 filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on August 2, 2007.
(6)Incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K12G3 filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on August 2, 2007.
(7)Incorporated by reference to Exhibit 4 of the Current Report on Form 8-K12G3 filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on August 2, 2007.
(8)Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on June 23, 2022.
(9)Incorporated by reference to Exhibit 4.3 of the Annual Report on Form 10-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on March 16, 2023.
(10)Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on April 27, 2021.
(11)Incorporated by reference to Exhibit 4.5 of the Annual Report on Form 10-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on March 16, 2023.
(12)Incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on April 27, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, First Guaranty has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST GUARANTY BANCSHARES, INC.

Date: May 10, 2023	By: /s/ Alton B. Lewis
Alton B. Lewis
Principal Executive Officer

Date: May 10, 2023	By: /s/ Eric J. Dosch
Eric J. Dosch
Principal Financial Officer
Secretary and Treasurer