Form 10-Q
period 2023-06-30
First Guaranty Bancshares, Inc.
filed 2023-08-09
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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
Yes ☐ No ☒

As of August 8, 2023 the registrant had 11,431,083 shares of $1 par value common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.     Consolidated Financial Statements
FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents:
Cash and due from banks	$145,773	$82,796
Federal funds sold	455	423
Cash and cash equivalents	146,228	83,219

Investment securities:
Available for sale, at fair value	80,153	131,458
Held to maturity, at cost and net of allowance for credit losses of $100 and $0 (estimated fair value of $250,008 and $242,560 respectively)	320,523	320,068
Investment securities	400,676	451,526

Federal Home Loan Bank stock, at cost	7,901	6,528
Loans held for sale	—	—

Loans, net of unearned income	2,590,666	2,519,077
Less: allowance for credit losses	31,861	23,518
Net loans	2,558,805	2,495,559

Premises and equipment, net	60,849	58,206
Goodwill	12,900	12,900
Intangible assets, net	4,583	4,979
Other real estate, net	1,273	113
Accrued interest receivable	15,099	13,002
Other assets	27,732	25,315
Total Assets	$3,236,046	$3,151,347

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$466,172	$524,415
Interest-bearing demand	1,448,492	1,460,259
Savings	222,296	205,760
Time	630,459	533,358
Total deposits	2,767,419	2,723,792

Short-term advances from Federal Home Loan Bank	30,000	120,000
Short-term borrowings	20,000	20,000
Repurchase agreements	7,409	6,442
Accrued interest payable	6,996	4,289
Long-term advances from Federal Home Loan Bank	120,000	—
Senior long-term debt	20,305	21,927
Junior subordinated debentures	15,000	15,000
Other liabilities	10,060	4,906
Total Liabilities	2,997,189	2,916,356

Shareholders' Equity
Preferred stock, Series A - $1,000 par value - 100,000 shares authorized
Non-cumulative perpetual; 34,500 shares issued and outstanding	33,058	33,058
Common stock, $1 par value - 100,600,000 shares authorized; 11,431,083 and 10,716,796 shares issued and outstanding	11,431	10,717
Surplus	139,379	130,093
Retained earnings	69,887	76,351
Accumulated other comprehensive (loss) income	(14,898)	(15,228)
Total Shareholders' Equity	238,857	234,991
Total Liabilities and Shareholders' Equity	$3,236,046	$3,151,347
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2023	2022	2023	2022
Interest Income:
Loans (including fees)	$40,290	$29,999	$78,439	$58,037
Deposits with other banks	1,071	261	1,822	363
Securities (including FHLB stock)	2,420	2,280	4,807	4,619
Total Interest Income	43,781	32,540	85,068	63,019

Interest Expense:
Demand deposits	15,036	2,884	28,085	5,160
Savings deposits	838	101	1,417	162
Time deposits	5,224	2,540	8,800	5,295
Borrowings	1,770	705	3,552	1,109
Total Interest Expense	22,868	6,230	41,854	11,726

Net Interest Income	20,913	26,310	43,214	51,293
Less: Provision for credit losses	548	757	862	1,389
Net Interest Income after Provision for Credit Losses	20,365	25,553	42,352	49,904

Noninterest Income:
Service charges, commissions and fees	818	773	1,603	1,550
ATM and debit card fees	828	904	1,653	1,727
Net gains (losses) on securities	—	—	—	(17)
Net gains (losses) on sale of loans	—	90	12	89
Other	1,166	760	2,248	1,140
Total Noninterest Income	2,812	2,527	5,516	4,489

Noninterest Expense:
Salaries and employee benefits	9,932	9,085	19,936	18,065
Occupancy and equipment expense	2,219	2,252	4,421	4,453
Other	7,584	6,482	15,544	12,052
Total Noninterest Expense	19,735	17,819	39,901	34,570

Income Before Income Taxes	3,442	10,261	7,967	19,823
Less: Provision for income taxes	766	2,137	1,823	4,114
Net Income	2,676	8,124	6,144	15,709
Less: Preferred stock dividends	582	582	1,164	1,164
Net Income Available to Common Shareholders	$2,094	$7,542	$4,980	$14,545

Per Common Share:
Earnings	$0.19	$0.70	$0.46	$1.36
Cash dividends paid	$0.16	$0.16	$0.32	$0.32

Weighted Average Common Shares Outstanding	10,913,029	10,716,796	10,815,454	10,716,796
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net Income	$2,676	$8,124	$6,144	$15,709
Other comprehensive income:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(106)	(1,320)	418	(10,736)
Reclassification adjustments for (gains) losses included in net income	—	—	—	17
Change in unrealized (losses) gains on securities	(106)	(1,320)	418	(10,719)
Tax impact	22	277	(88)	2,251
Other comprehensive (loss) income	(84)	(1,043)	330	(8,468)
Comprehensive Income	$2,592	$7,081	$6,474	$7,241
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

	Preferred Stock $1,000 Par	Common Stock $1 Par	Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
(in thousands, except per share data)
Balance December 31, 2021	$33,058	$10,717	$130,093	$56,654	$(6,633)	$223,889
Net income	—	—	—	7,585	—	7,585
Other comprehensive income (loss)	—	—	—	—	(7,425)	(7,425)
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.16 per share)	—	—	—	(1,715)	—	(1,715)
Balance March 31, 2022 (unaudited)	$33,058	$10,717	$130,093	$61,942	$(14,058)	$221,752
Net income	$—	$—	$—	$8,124	$—	$8,124
Other comprehensive income (loss)	$—	$—	$—	$—	$(1,043)	$(1,043)
Preferred stock dividends	$—	$—	$—	$(582)	$—	$(582)
Cash dividends on common stock ($0.16 per share)	$—	$—	$—	$(1,715)	$—	$(1,715)
Balance June 30, 2022 (unaudited)	$33,058	$10,717	$130,093	$67,769	$(15,101)	$226,536

Balance December 31, 2022	$33,058	$10,717	$130,093	$76,351	$(15,228)	$234,991
Net income	—	—	—	3,468	—	3,468
Cumulative effect of adoption of ASC Topic 326, net of tax	—	—	—	(7,900)	—	(7,900)
Other comprehensive income	—	—	—	—	414	414
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.16 per share)	—	—	—	(1,715)	—	(1,715)
Balance March 31, 2023 (unaudited)	33,058	10,717	130,093	69,622	(14,814)	228,676
Net Income	—	—	—	2,676		2,676
Common stock issued in private placement, 714,287 shares	—	714	9,286	—	—	10,000
Other comprehensive income (loss)	—	—	—	—	(84)	(84)
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.16 per share)	—	—	—	(1,829)	—	(1,829)
Balance June 30, 2023 (unaudited)	$33,058	$11,431	$139,379	$69,887	$(14,898)	$238,857
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash Flows From Operating Activities
Net income	$6,144	$15,709
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	862	1,389
Depreciation and amortization	2,020	1,896
Amortization/Accretion of investments	484	810
(Gain) loss on sale/call of securities	—	17
(Gain) loss on sale of assets	(30)	(150)
Repossessed asset write downs, gains and losses on dispositions	53	128
FHLB stock dividends	(142)	(2)
Change in other assets and liabilities, net	2,322	601
Net Cash Provided By Operating Activities	11,713	20,398

Cash Flows From Investing Activities
Proceeds from maturities, calls and sales of AFS securities	50,684	3,595
Funds invested in AFS securities	—	(101,807)
Funds invested in Federal Home Loan Bank stock	(3,656)	(115)
Proceeds from sale/redemption of Federal Home Loan Bank stock	2,425	—
Net increase in loans	(72,392)	(137,850)
Purchase of premises and equipment	(4,362)	(1,328)
Proceeds from sales of premises and equipment	276	47
Proceeds from sales of other real estate owned	60	787
Net Cash Used In Investing Activities	(26,965)	(236,671)

Cash Flows From Financing Activities
Net increase in deposits	43,627	63,569
Net (decrease) increase in federal funds purchased and short-term borrowings	(89,033)	19,922
Proceeds from long-term borrowings	120,000	—
Repayment of long-term borrowings	(1,625)	(4,158)
Proceeds from issuance of common stock	10,000	—
Dividends paid on preferred stock	(1,164)	(1,164)
Dividends paid on common stock	(3,544)	(3,430)
Net Cash Provided By Financing Activities	78,261	74,739

Net Increase (Decrease) In Cash and Cash Equivalents	63,009	(141,534)
Cash and Cash Equivalents at the Beginning of the Period	83,219	261,932
Cash and Cash Equivalents at the End of the Period	$146,228	$120,398

Noncash Activities:
Acquisition of real estate in settlement of loans	$1,273	$477
Transfer of securities from AFS to HTM	$—	$176,181

Cash Paid During The Period:
Interest on deposits and borrowed funds	$39,147	$13,068
Federal income taxes	$2,500	$4,500
State income taxes	$330	$—
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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations at June 30, 2023 and for the three and six month periods ended June 30, 2023 and 2022 are not necessarily indicative of the results expected for the full year or any other interim period. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for credit losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and the valuation of investment securities.

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

Accounting Pronouncements Not Yet Adopted

None.

Note 3. Securities

A summary comparison of securities by type at June 30, 2023 and December 31, 2022 is shown below.

	June 30, 2023				December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasuries	$50,319	$—	$(1,302)	$49,017	$100,642	$—	$(2,142)	$98,500
U.S. Government Agencies	—	—	—	—	—	—	—	—
Corporate debt securities	16,750	—	(1,711)	15,039	16,750	—	(752)	15,998
Municipal bonds	14,097	11	(523)	13,585	14,742	31	(426)	14,347
Mortgage-backed securities	2,667	—	(155)	2,512	2,711	—	(98)	2,613
Total available for sale securities	$83,833	$11	$(3,691)	$80,153	$134,845	$31	$(3,418)	$131,458

Held to maturity:
U.S. Government Agencies	$265,464	$—	$(63,178)	$202,286	$265,032	$—	$(69,503)	$195,529
Corporate debt securities	55,159	—	(7,437)	47,722	55,036	—	(8,005)	47,031
Total held to maturity securities	$320,623	$—	$(70,615)	$250,008	$320,068	$—	$(77,508)	$242,560

The scheduled maturities of securities at June 30, 2023, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to calls or prepayments. Mortgage-backed securities are not due at a single maturity because of amortization and potential prepayment of the underlying mortgages. For this reason, they are presented separately in the maturity table below:

	At June 30, 2023
(in thousands)	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$51,208	$49,899
Due after one year through five years	2,796	2,747
Due after five years through 10 years	20,024	18,275
Over 10 years	7,138	6,720
Subtotal	81,166	77,641
Mortgage-backed securities	2,667	2,512
Total available for sale securities	$83,833	$80,153

Held to maturity:
Due in one year or less	$—	$—
Due after one year through five years	1,481	1,270
Due after five years through 10 years	116,303	98,465
Over 10 years	202,839	150,273
Total held to maturity securities	$320,623	$250,008

At June 30, 2023, $158.6 million of First Guaranty's securities were pledged to secure public funds deposits and borrowings. The pledged securities had a market value of $121.0 million as of June 30, 2023.

Accrued interest receivable on First Guaranty's investment securities was $1.6 million and $2.0 million at June 30, 2023 and December 31, 2022, respectively, and was included in accrued interest receivable on the consolidated balance sheet. First Guaranty had a $0.1 million allowance for credit losses related to the held to maturity portfolio.

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at June 30, 2023.

				At June 30, 2023
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	—	$—	$—	3	$49,017	$(1,302)	3	$49,017	$(1,302)
Corporate debt securities	8	6,111	(806)	8	8,095	(905)	16	14,206	(1,711)
Municipal bonds	35	9,331	(262)	29	2,566	(261)	64	11,897	(523)
Mortgage-backed securities	2	2,124	(110)	4	388	(45)	6	2,512	(155)
Total available for sale securities	45	$17,566	$(1,178)	44	$60,066	$(2,513)	89	$77,632	$(3,691)

Held to maturity:
U.S. Government Agencies	—	$—	$—	29	$202,286	$(63,178)	29	$202,286	$(63,178)
Corporate debt securities	1	72	(110)	58	47,650	(7,327)	59	47,722	(7,437)
Total held to maturity securities	1	$72	$(110)	87	$249,936	$(70,505)	88	$250,008	$(70,615)

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

As of June 30, 2023, 177 of First Guaranty's debt securities had unrealized losses totaling 18.5% of the individual securities' amortized cost basis and 18.4% of First Guaranty's total amortized cost basis of the investment securities portfolio. 131 of the 177 securities had been in a continuous loss position for over 12 months at such date. The 131 securities had an aggregate amortized cost basis of $383.0 million and an unrealized loss of $73.0 million at June 30, 2023. Management has determined that the declines in the fair value of these securities was not attributed to credit losses, and no allowance for credit losses was recorded for available for sale securities at June 30, 2023.

Securities are evaluated for impairment from credit losses at least quarterly and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (i) the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) the recovery of contractual principal and interest and (iv) the intent and ability of First Guaranty to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Investment securities issued by the U.S. Government and Government sponsored enterprises with unrealized losses and the amount of unrealized losses on those investment securities that are the result of changes in market interest rates will not be credit impaired. First Guaranty has the ability and intent to hold these securities until recovery, which may not be until maturity.

Corporate debt securities in a loss position consist primarily of corporate bonds issued by businesses in the financial, insurance, utility, manufacturing, industrial, consumer products and oil and gas industries. There were no securities with a credit related impairment loss at June 30, 2023. First Guaranty believes that the remaining issuers will be able to fulfill the obligations of these securities based on evaluations described above. First Guaranty has the ability and intent to hold these securities until they recover, which could be at their maturity dates.

There was no allowance for credit losses recognized on securities during the six months ended June 30, 2023 and 2022.

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

At June 30, 2023, First Guaranty's exposure to bond issuers that exceeded 10% of shareholders' equity is below:

	At June 30, 2023
(in thousands)	Amortized Cost	Fair Value
U.S. Government Treasuries (U.S.)	$50,319	$49,017
Federal Home Loan Bank (FHLB)	32,143	25,701
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	97,504	69,834
Federal Farm Credit Bank (FFCB)	138,483	109,262
Total	$318,449	$253,814

Note 4. Loans

The following table summarizes the components of First Guaranty's loan portfolio as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$301,259	11.6%	$233,091	9.2%
Farmland	29,398	1.1%	24,823	1.0%
1- 4 Family	406,148	15.6%	366,330	14.5%
Multifamily	121,342	4.7%	119,785	4.7%
Non-farm non-residential	1,025,073	39.5%	992,929	39.3%
Total Real Estate	1,883,220	72.5%	1,736,958	68.7%
Non-Real Estate:
Agricultural	47,924	1.8%	39,045	1.5%
Commercial and industrial (1)	338,023	13.0%	385,279	15.3%
Commercial leases	282,161	10.9%	317,574	12.6%
Consumer and other	47,771	1.8%	47,864	1.9%
Total Non-Real Estate	715,879	27.5%	789,762	31.3%
Total Loans Before Unearned Income	2,599,099	100.0%	2,526,720	100.0%
Unearned income	(8,433)		(7,643)
Total Loans Net of Unearned Income	$2,590,666		$2,519,077

(1) Includes PPP loans fully guaranteed by the SBA of $5.4 million and $5.9 million at June 30, 2023 and December 31, 2022, respectively.

Accrued interest receivable on First Guaranty's loans totaled $13.5 million and $11.0 million at June 30, 2023 and December 31, 2022, respectively, and is included in accrued interest receivable on the consolidated balance sheet. Accrued interest receivable is excluded from First Guaranty's estimate of the allowance for credit losses.

The following table summarizes fixed and floating rate loans by contractual maturity, excluding nonaccrual loans, as of June 30, 2023 and December 31, 2022 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	June 30, 2023			December 31, 2022
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$242,207	$110,833	$353,040	$234,921	$137,203	$372,124
More than one to five years	848,710	319,823	1,168,533	900,960	339,894	1,240,854
More than five to 15 years	89,499	214,015	303,514	114,425	216,251	330,676
Over 15 years	293,820	456,289	750,109	261,209	308,291	569,500
Subtotal	$1,474,236	$1,100,960	2,575,196	$1,511,515	$1,001,639	2,513,154
Nonaccrual loans			23,903			13,566
Total Loans Before Unearned Income			2,599,099			2,526,720
Unearned income			(8,433)			(7,643)
Total Loans Net of Unearned Income			$2,590,666			$2,519,077

Included in floating rate loans are loans that adjust to a floating rate following an initial fixed rate period. The initial fixed rate periods are typically one, three, or five years.

The following tables present the age analysis of past due loans at June 30, 2023 and December 31, 2022:

	As of June 30, 2023
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$5,504	$700	$6,204	$295,055	$301,259	$182
Farmland	472	867	1,339	28,059	29,398	—
1- 4 family	5,133	6,615	11,748	394,400	406,148	295
Multifamily	—	537	537	120,805	121,342	—
Non-farm non-residential	2,178	8,285	10,463	1,014,610	1,025,073	—
Total Real Estate	13,287	17,004	30,291	1,852,929	1,883,220	477
Non-Real Estate:
Agricultural	50	1,436	1,486	46,438	47,924	61
Commercial and industrial	3,862	2,167	6,029	331,994	338,023	—
Commercial leases	—	1,818	1,818	280,343	282,161	—
Consumer and other	1,054	2,016	3,070	44,701	47,771	—
Total Non-Real Estate	4,966	7,437	12,403	703,476	715,879	61
Total Loans Before Unearned Income	$18,253	$24,441	$42,694	$2,556,405	$2,599,099	$538
Unearned income					(8,433)
Total Loans Net of Unearned Income					$2,590,666

	As of December 31, 2022
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$1,029	$652	$1,681	$231,410	$233,091	$427
Farmland	357	290	647	24,176	24,823	—
1- 4 family	4,512	4,158	8,670	357,660	366,330	332
Multifamily	874	157	1,031	118,754	119,785	157
Non-farm non-residential	1,133	3,849	4,982	987,947	992,929	103
Total Real Estate	7,905	9,106	17,011	1,719,947	1,736,958	1,019
Non-Real Estate:
Agricultural	120	1,622	1,742	37,303	39,045	—
Commercial and industrial	1,369	942	2,311	382,968	385,279	123
Commercial leases	—	1,799	1,799	315,775	317,574	—
Consumer and other	1,997	1,239	3,236	44,628	47,864	—
Total Non-Real Estate	3,486	5,602	9,088	780,674	789,762	123
Total Loans Before Unearned Income	$11,391	$14,708	$26,099	$2,500,621	$2,526,720	$1,142
Unearned income					(7,643)
Total Loans Net of Unearned Income					$2,519,077

The tables above include $23.9 million and $13.6 million of nonaccrual loans at June 30, 2023 and December 31, 2022, respectively. See the tables below for more detail on nonaccrual loans.

The following is a summary of nonaccrual loans by class at the dates indicated:

	As of June 30, 2023
(in thousands)	With Related Allowance	Without Related Allowance	Total
Real Estate:
Construction & land development	$518	$—	$518
Farmland	510	357	867
1- 4 family	3,870	2,450	6,320
Multifamily	—	537	537
Non-farm non-residential	3,552	4,733	8,285
Total Real Estate	8,450	8,077	16,527
Non-Real Estate:
Agricultural	436	939	1,375
Commercial and industrial	2,147	20	2,167
Commercial leases	19	1,799	1,818
Consumer and other	2,016	—	2,016
Total Non-Real Estate	4,618	2,758	7,376
Total Nonaccrual Loans	$13,068	$10,835	$23,903

(in thousands)	As of December 31, 2022
Real Estate:
Construction & land development	$225
Farmland	290
1- 4 family	3,826
Multifamily	—
Non-farm non-residential	3,746
Total Real Estate	8,087
Non-Real Estate:
Agricultural	1,622
Commercial and industrial	819
Commercial leases	1,799
Consumer and other	1,239
Total Non-Real Estate	5,479
Total Nonaccrual Loans	$13,566

The following table presents First Guaranty's loan portfolio by credit quality classification and origination year as of the date indicated:

	As of June 30, 2023
	Term Loans by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Real Estate:
Construction & land development:
Pass	$61,184	$126,594	$75,947	$2,803	$9,794	2,365	$15,503	$294,190
Special Mention	1,096	431	245	—	461	1,091	—	3,324
Substandard	—	1,013	144	311	384	1,893	—	3,745
Doubtful	—	—	—	—	—	—	—	—
Total Construction & land development	62,280	128,038	76,336	3,114	10,639	5,349	15,503	301,259
Current period gross charge-offs	—	—	—	—	—	—	—	—
Farmland
Pass	6,107	4,497	3,531	2,543	513	2,672	1,282	21,145
Special Mention	—	207	—	—	—	80	—	287
Substandard	—	250	1,392	4,017	126	760	1,421	7,966
Doubtful	—	—	—	—	—	—	—	—
Total Farmland	6,107	4,954	4,923	6,560	639	3,512	2,703	29,398
Current period gross charge-offs	—	—	—	—	—	—	—	—
1- 4 family
Pass	57,198	111,626	73,772	43,502	22,042	60,979	14,790	383,909
Special Mention	575	1,588	1,111	1,769	592	1,230	689	7,554
Substandard	337	1,253	4,976	1,059	2,241	3,954	865	14,685
Doubtful	—	—	—	—	—	—	—	—
Total 1- 4 family	58,110	114,467	79,859	46,330	24,875	66,163	16,344	406,148
Current period gross charge-offs	—	—	—	—	—	100	—	100
Multifamily
Pass	10,328	77,278	6,242	15,299	1,884	5,426	2,227	118,684
Special Mention	—	—	—	438	—	—	—	438
Substandard	—	—	—	—	—	2,220	—	2,220
Doubtful	—	—	—	—	—	—	—	—
Total Multifamily	10,328	77,278	6,242	15,737	1,884	7,646	2,227	121,342
Current period gross charge-offs	—	—	—	—	—	—	—	—
Non-farm non-residential
Pass	127,361	246,340	137,968	100,407	89,039	217,719	42,343	961,177
Special Mention	499	2,907	43	2,739	6,395	5,156	188	17,927
Substandard	402	18,336	18,405	1,363	—	2,680	4,783	45,969
Doubtful	—	—	—	—	—	—	—	—
Total non-farm non-residential	128,262	267,583	156,416	104,509	95,434	225,555	47,314	1,025,073
Current period gross charge-offs	—	—	—	138	—	—	—	138
Total Real Estate	265,087	592,320	323,776	176,250	133,471	308,225	84,091	1,883,220

Non-Real Estate:
Agricultural
Pass	1,370	11,888	4,287	1,306	2,125	2,096	21,535	44,607
Special Mention	—	50	—	—	—	20	25	95
Substandard	—	—	537	370	30	2,224	61	3,222
Doubtful	—	—	—	—	—	—	—	—
Total Agricultural	1,370	11,938	4,824	1,676	2,155	4,340	21,621	47,924
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial
Pass	12,044	39,244	70,798	58,865	8,324	16,198	125,238	330,711

Special Mention	47	109	313	254	—	56	848	1,627
Substandard	—	665	245	2,591	28	1,933	223	5,685
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and industrial	12,091	40,018	71,356	61,710	8,352	18,187	126,309	338,023
Current period gross charge-offs	—	5	—	39	—	1	—	45
Commercial leases
Pass	4,042	147,108	98,166	7,812	6,624	2,212	—	265,964
Special Mention	—	12,501	1,897	—	—	—	—	14,398
Substandard	—	1,799	—	—	—	—	—	1,799
Doubtful	—	—	—	—	—	—	—	—
Total Commercial leases	4,042	161,408	100,063	7,812	6,624	2,212	—	282,161
Current period gross charge-offs	—	—	—	—	—	—	—	—
Consumer and other loans
Pass	9,375	13,126	7,447	6,264	619	7,068	65	43,964
Special Mention	84	482	434	136	27	14	—	1,177
Substandard	41	980	963	468	78	100	—	2,630
Doubtful	—	—	—	—	—	—	—	—
Total Consumer and other loans	9,500	14,588	8,844	6,868	724	7,182	65	47,771
Current period gross charge-offs	213	463	439	140	3	7	—	1,265
Total Non-Real Estate	27,003	227,952	185,087	78,066	17,855	31,921	147,995	715,879
Total Loans
Pass	$289,009	$777,701	$478,158	$238,801	$140,964	$316,735	$222,983	2,464,351
Special Mention	$2,301	$18,275	$4,043	$5,336	$7,475	$7,647	$1,750	46,827
Substandard	$780	$24,296	$26,662	$10,179	$2,887	$15,764	$7,353	87,921
Doubtful	$—	$—	$—	$—	$—	$—	$—	—
Total Loans Before Unearned Income	$292,090	$820,272	$508,863	$254,316	$151,326	$340,146	$232,086	$2,599,099
Unearned income								(8,433)
Total Loans Net of Unearned Income								$2,590,666
Total Current Period Gross Charge-offs	$213	$468	$439	$317	$3	$108	$—	$1,548

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

.

Note 5. Allowance for Credit Losses on Loans

A summary of changes in the allowance for credit losses, by portfolio type, for the six months ended June 30, 2023 and 2022 are as follows:

	For the Six Months Ended June 30,
	2023
(in thousands)	Beginning Allowance (12/31/2022)	ASC 326 Adoption Day 1 Adjustment	Charge-offs	Recoveries	Provision	Ending Allowance (6/30/2023)
Real Estate:
Construction & land development	$1,232	$1,891	$—	$—	$737	$3,860
Farmland	83	(39)	—	—	3	47
1- 4 family	1,761	3,465	(100)	6	937	6,069
Multifamily	746	1,418	—	—	73	2,237
Non-farm non-residential	9,280	307	(138)	211	278	9,938
Total Real Estate	13,102	7,042	(238)	217	2,028	22,151
Non-Real Estate:
Agricultural	240	(98)	—	407	(407)	142
Commercial and industrial	2,194	2,971	(45)	159	(1,476)	3,803
Commercial leases	4,879	(162)	—	—	(2,525)	2,192
Consumer and other	2,506	(1,042)	(1,265)	216	1,147	1,562
Unallocated	597	(591)	—	—	2,005	2,011
Total Non-Real Estate	10,416	1,078	(1,310)	782	(1,256)	9,710
Total	$23,518	$8,120	$(1,548)	$999	$772	$31,861

	For the Six Months Ended June 30,
	2022
(in thousands)	Beginning Allowance (12/31/2021)	Charge-offs	Recoveries	Provision	Ending Allowance (6/30/2022)
Real Estate:
Construction & land development	$769	$(65)	$339	$79	$1,122
Farmland	478	—	—	(356)	122
1- 4 family	1,921	(94)	28	(204)	1,651
Multifamily	940	—	452	(325)	1,067
Non-farm non-residential	12,730	(519)	225	(304)	12,132
Total Real Estate	16,838	(678)	1,044	(1,110)	16,094
Non-Real Estate:
Agricultural	183	(119)	111	24	199
Commercial and industrial	2,363	(208)	63	425	2,643
Commercial leases	2,486	—	—	(97)	2,389
Consumer and other	1,371	(2,265)	217	2,028	1,351
Unallocated	788	—	—	119	907
Total Non-Real Estate	7,191	(2,592)	391	2,499	7,489
Total	$24,029	$(3,270)	$1,435	$1,389	$23,583

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio and by recoveries. The result is an allocation of the credit loss reserve from one category to another.

A summary of the allowance along with loans and leases individually and collectively evaluated are as follows:

	As of June 30, 2023
(in thousands)	Allowance Individually Evaluated	Allowance Collectively Evaluated	Total Allowance for Credit Losses	Loans Individually Evaluated	Loans Collectively Evaluated	Total Loans before Unearned Income
Real Estate:
Construction & land development	$—	$3,860	$3,860	$68	$301,191	$301,259
Farmland	—	47	47	4,688	24,710	29,398
1- 4 family	318	5,751	6,069	3,651	402,497	406,148
Multifamily	—	2,237	2,237	537	120,805	121,342
Non-farm non-residential	935	9,003	9,938	44,099	980,974	1,025,073
Total Real Estate	1,253	20,898	22,151	53,043	1,830,177	1,883,220
Non-Real Estate:
Agricultural	—	142	142	1,551	46,373	47,924
Commercial and industrial	560	3,243	3,803	1,761	336,262	338,023
Commercial leases	—	2,192	2,192	1,799	280,362	282,161
Consumer and other	—	1,562	1,562	—	47,771	47,771
Unallocated	—	2,011	2,011	—	—	—
Total Non-Real Estate	560	9,150	9,710	5,111	710,768	715,879
Total	$1,813	$30,048	$31,861	$58,154	$2,540,945	2,599,099
Unearned Income						(8,433)
Total Loans Net of Unearned Income						$2,590,666

All loans individually evaluated for impairment as of June 30, 2023 were considered collateral dependent loans.

	As of December 31, 2022
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Individually Evaluated for Purchased Credit-Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Individually Evaluated for Purchased Credit-Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$—	$—	$1,232	$1,232	$68	$301	$232,722	$233,091
Farmland	—	—	83	83	4,240	—	20,583	24,823
1- 4 family	—	—	1,761	1,761	949	1,311	364,070	366,330
Multifamily	—	—	746	746	—	—	119,785	119,785
Non-farm non-residential	666	512	8,102	9,280	4,095	1,904	986,930	992,929
Total Real Estate	666	512	11,924	13,102	9,352	3,516	1,724,090	1,736,958
Non-Real Estate:
Agricultural	—	—	240	240	2,366	—	36,679	39,045
Commercial and industrial	412	212	1,570	2,194	5,919	742	378,618	385,279
Commercial leases	1,799	—	3,080	4,879	1,799	—	315,775	317,574
Consumer and other	—	—	2,506	2,506	—	—	47,864	47,864
Unallocated	—	—	597	597	—	—	—	—
Total Non-Real Estate	2,211	212	7,993	10,416	10,084	742	778,936	789,762
Total	$2,877	$724	$19,917	$23,518	$19,436	$4,258	$2,503,026	2,526,720
Unearned Income								(7,643)
Total loans net of unearned income								$2,519,077

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

Note 6. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment testing. Other intangible assets continue to be amortized over their useful lives. First Guaranty's goodwill is the difference in purchase price over the fair value of net assets acquired from its acquisition of Homestead Bancorp in 2007, Premier Bancshares, Inc. in 2017 and Union Bancshares, Incorporated in 2019. Goodwill totaled $12.9 million at June 30, 2023 and December 31, 2022. No impairment charges have been recognized on First Guaranty's intangible assets since acquisition. Loan servicing assets totaled $0.6 million at June 30, 2023 and December 31, 2022. Other intangible assets recorded include core deposit intangibles, which are subject to amortization. The weighted-average amortization period remaining for First Guaranty's core deposit intangibles is 5.8 years at June 30, 2023. The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions.

Note 7. Other Real Estate (ORE)

Other real estate owned consists of the following at the dates indicated:

(in thousands)	June 30, 2023	December 31, 2022
Real Estate Owned Acquired by Foreclosure:
Residential	$248	$113
Construction & land development	251	—
Non-farm non-residential	774	—
Total Other Real Estate Owned and Foreclosed Property	1,273	113
Allowance	—	—
Net Other Real Estate Owned and Foreclosed Property	$1,273	$113

Loans secured by one-to-four family residential properties in the process of foreclosure totaled $1.4 million as of June 30, 2023.

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

Below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at June 30, 2023 and December 31, 2022:

Contract Amount

(in thousands)	June 30, 2023	December 31, 2022
Commitments to Extend Credit	$339,966	$246,968
Unfunded Commitments under lines of credit	$238,013	$253,906
Commercial and Standby letters of credit	$14,219	$14,222

Allowance For Credit Losses - Off- Balance-Sheet Credit Exposures

The provision for credit losses on unfunded commitments was $0.1 million for the six months ended June 30, 2023. The ACL on off-balance-sheet credit exposures total $2.9 million at January 1, 2023 upon the adoption of ASC 326, and $3.0 million at June 30, 2023 and is included in other liabilities on the accompanying consolidated balance sheets.

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified within Level 3 in First Guaranty's portfolio as of June 30, 2023 includes corporate debt and municipal securities.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	June 30, 2023	December 31, 2022
Available for Sale Securities Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$49,017	$98,466
Level 2: Significant Other Observable Inputs	20,736	21,890
Level 3: Significant Unobservable Inputs	10,400	11,102
Securities available for sale measured at fair value	$80,153	$131,458

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

The change in Level 1 securities available for sale from December 31, 2022 to June 30, 2023 was due to a net decrease in Treasury bills of $49.4 million. There were no transfers between Level 2 and Level 3 from December 31, 2022 to June 30, 2023. There were no transfers between Level 1 and 2 securities available for sale from December 31, 2022 to June 30, 2023.

The following table reconciles assets measured at fair value on a recurring basis using unobservable inputs (Level 3):

Level 3 Changes
(in thousands)	June 30, 2023
Balance, beginning of year	$11,102
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	(259)
Purchases, sales, issuances and settlements, net	(443)
Transfers in and/or out of Level 3	—
Balance as of end of period	$10,400

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held as of June 30, 2023.

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of June 30, 2023 and December 31, 2022, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At June 30, 2023	At December 31, 2022
Impaired Loans - Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	—	—
Level 3: Significant Unobservable Inputs	3,954	2,251
Impaired loans measured at fair value	$3,954	$2,251

Other Real Estate Owned - Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	1,273	—
Level 3: Significant Unobservable Inputs	—	113
Other real estate owned measured at fair value	$1,273	$113

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

Other Unrecognized Financial Instruments.

The fair value of commitments to extend credit is estimated using the fees charged to enter into similar legally binding agreements, taking into account the remaining terms of the agreements and customers' credit ratings. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit are based on fees charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At June 30, 2023 and December 31, 2022, the fair value of guarantees under commercial and standby letters of credit was not material.

The carrying amounts and estimated fair values of financial instruments at June 30, 2023 were as follows:

	Fair Value Measurements at June 30, 2023 Using
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets
Cash and due from banks	$145,773	$145,773	$—	$—	$145,773
Federal funds sold	455	455	—	—	455
Securities, available for sale	80,153	49,017	20,736	10,400	80,153
Securities, held for maturity	320,523	—	250,008	—	250,008
Loans held for sale	—	—	—	—	—
Loans, net	2,558,805	—	—	2,434,327	2,434,327
Cash surrender value of BOLI	5,785	—	—	5,785	5,785
Accrued interest receivable	15,099	—	—	15,099	15,099

Liabilities
Deposits	$2,767,419	$—	$—	$2,761,200	2,761,200
Short-term advances from Federal Home Loan Bank	30,000			30,000	30,000
Short-term borrowings	20,000	—	—	20,000	20,000
Repurchase agreements	7,409	—	—	7,345	7,345
Accrued interest payable	6,996	—	—	6,996	6,996
Long-term advances from Federal Home Loan Bank	120,000	—	—	120,000	120,000
Senior long-term debt	20,305	—	—	20,313	20,313
Junior subordinated debentures	15,000	—	—	15,000	15,000

The carrying amounts and estimated fair values of financial instruments at December 31, 2022 were as follows:

		Fair Value Measurements at December 31, 2022 Using
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets
Cash and due from banks	$82,796	$82,796	$—	$—	$82,796
Federal funds sold	423	423	—	—	423
Securities, available for sale	131,458	98,466	21,890	11,102	131,458
Securities, held for maturity	320,068	—	242,560	—	242,560
Loans, net	2,495,559	—	—	2,404,402	2,404,402
Cash surrender value of BOLI	5,712	—	—	5,712	5,712
Accrued interest receivable	13,002	—	—	13,002	13,002

Liabilities
Deposits	$2,723,792	$—	$—	$2,717,471	2,717,471
Short-term advances from Federal Home Loan Bank	120,000	—	—	120,000	120,000
Short-term borrowings	20,000	—	—	20,000	20,000
Repurchase agreements	6,442	—	—	6,509	6,509
Accrued interest payable	4,289	—	—	4,289	4,289
Long-term advances from Federal Home Loan Bank	—	—	—	—	—
Senior long-term debt	21,927	—	—	21,938	21,938
Junior subordinated debentures	15,000	—	—	15,000	15,000

There is no material difference between the contract amount and the estimated fair value of off-balance sheet items that are primarily comprised of short-term unfunded loan commitments that are generally at market prices.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of First Guaranty's financial condition and results of operations is intended to highlight the significant factors affecting First Guaranty's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data at June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly First Guaranty's financial position and results of operations for such periods.

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

Second Quarter and Six Months Ended June 30, 2023 Financial Overview

First Guaranty Bancshares is a Louisiana corporation and a financial holding company headquartered in Hammond, Louisiana. Our wholly-owned subsidiary, First Guaranty Bank, a Louisiana-chartered commercial bank, provides personalized commercial banking services primarily to Louisiana and Texas customers through 36 banking facilities primarily located in the MSAs of Hammond, Baton Rouge, Lafayette, Shreveport-Bossier City, Lake Charles and Alexandria, Louisiana and Dallas-Fort Worth-Arlington, Waco, Texas. First Guaranty expanded into Kentucky and West Virginia, our Mideast markets, in 2021 with loan and deposit production offices in Vanceburg, Kentucky and Bridgeport, West Virginia. The Vanceburg location is now a branch of the bank. We emphasize personal relationships and localized decision making to ensure that products and services are matched to customer needs. We compete for business principally on the basis of personal service to customers, customer access to officers and directors and competitive interest rates and fees.

Financial highlights for the second quarter and six months ended June 30, 2023 are as follows:

•Total assets increased $84.7 million to $3.2 billion, or 2.7% at June 30, 2023 when compared with December 31, 2022. Total loans at June 30, 2023 were $2.6 billion, an increase of $71.6 million, or 2.8%, compared with December 31, 2022. Total deposits were $2.8 billion at June 30, 2023, an increase of $43.6 million, or 1.6%, compared with December 31, 2022. Retained earnings were $69.9 million at June 30, 2023, a decrease of $6.5 million compared to $76.4 million at December 31, 2022. Shareholders' equity was $238.9 million and $235.0 million at June 30, 2023 and December 31, 2022, respectively.

•Net income for the second quarter of 2023 and 2022 was $2.7 million and $8.1 million, respectively, a decrease of $5.4 million or 67.1%. Net income for the six months ended June 30, 2023 and 2022 was $6.1 million and $15.7 million, respectively, a decrease of $9.6 million or 60.9%.

•Earnings per common share were $0.19 and $0.70 for the second quarter of 2023 and 2022, respectively, and $0.46 and $1.36 for the six months ended June 30, 2023 and June 30, 2022, respectively. Total weighted average shares outstanding were 10,913,029 and 10,716,796 for the second quarter of 2023 and 2022, respectively, and 10,815,454 and 10,716,796 for the six months ended June 30, 2023 and 2022, respectively. The change in shares was due to the issuance of 714,287 shares of stock in a private placement in May of 2023.

•First Guaranty participated in the SBA Paycheck Protection Program ("PPP") under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The CARES Act authorized the SBA to guarantee loans under a new 7(a) loan program known as the PPP. As a qualified SBA lender, we were automatically authorized to originate PPP loans. The SBA guaranteed 100% of the PPP loans made to eligible borrowers and will forgive such loans. The program has been conducted in two phases which First Guaranty classifies as Round 1 loans (originated in 2020) and Round 2 loans (originated in 2021). As of June 30, 2023, First Guaranty had remaining Round 1 PPP loans of $2.0 million and Round 2 PPP loans of $3.3 million. $11,000 in PPP fees were recognized in the second quarter of 2023 compared to $0.5 million in the second quarter of 2022. $16,000 in PPP fees were recognized during the six months ended June 30, 2023 compared to $1.1 million for the six months ended June 30, 2022.

•The allowance for credit losses was 1.23% of total loans at June 30, 2023 compared to 0.93% at December 31, 2022. First Guaranty had $5.4 million at June 30, 2023 of SBA guaranteed PPP loans that have no related allowance due to the 100% government guarantee in accordance with regulatory guidance.

•Net interest income for the second quarter of 2023 was $20.9 million compared to $26.3 million for the same period in 2022. Net interest income for the six months ended June 30, 2023 was $43.2 million compared to $51.3 million for the six months ended June 30, 2022.

•The provision for credit losses for the second quarter of 2023 was $0.5 million compared to $0.8 million for the same period in 2022. The provision for credit losses for the six months ended June 30, 2023 was $0.9 million compared to $1.4 million for the six months ended June 30, 2022.

•First Guaranty had $1.3 million of other real estate owned as of June 30, 2023 compared to $0.1 million at December 31, 2022.

•Noninterest income for the second quarter of 2023 was $2.8 million compared to $2.5 million for the same period in 2022. Noninterest income for the six months ended June 30, 2023 was $5.5 million compared to $4.5 million for the six months ended June 30, 2022.

•The net interest margin for the three months ended June 30, 2023 was 2.74% which was a decrease of 98 basis points from the net interest margin of 3.72% for the same period in 2022. The net interest margin for the six months ended June 30, 2023 was 2.86% which was a decrease of 80 basis points from the net interest margin of 3.66% for the same period in 2022. First Guaranty attributed the decrease in the net interest margin to the increase in market interest rates that began in 2022 and continued through the second quarter of 2023 that increased the cost of liabilities. Loans as a percentage of average interest earning assets increased to 83.6% at June 30, 2023 compared to 77.8% at June 30, 2022.

•Investment securities totaled $400.7 million at June 30, 2023, a decrease of $50.9 million when compared to $451.5 million at December 31, 2022. At June 30, 2023, available for sale securities, at fair value, totaled $80.2 million, a decrease of $51.3 million when compared to $131.5 million at December 31, 2022. At June 30, 2023, held to maturity securities, at amortized cost and net of the allowance for credit losses totaled $320.5 million, an increase of $0.5 million when compared to $320.1 million at December 31, 2022. The allowance for credit losses for HTM securities was $0.1 million at June 30, 2023.

•Total loans net of unearned income were $2.6 billion at June 30, 2023, a net increase of $71.6 million from December 31, 2022. Total loans net of unearned income are reduced by the allowance for credit losses which totaled $31.9 million at June 30, 2023 and $23.5 million at December 31, 2022, respectively. First Guaranty adopted ASC 326 effective January 1, 2023 and recorded a cumulative adoption adjustment to the allowance of $8.1 million.

•Nonaccrual loans increased $10.3 million to $23.9 million at June 30, 2023 compared to $13.6 million at December 31, 2022.

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

•Return on average assets for the three months ended June 30, 2023 and 2022 was 0.34% and 1.11%, respectively. Return on average assets for the six months ended June 30, 2023 and 2022 was 0.39% and 1.08%, respectively. Return on average common equity for the three months ended June 30, 2023 and 2022 was 4.19% and 15.73%, respectively. Return on average common equity for the six months ended June 30, 2023 and 2022 was 4.99% and 15.37%, respectively. Return on average assets is calculated by dividing annualized net income by average assets. Return on average common equity is calculated by dividing annualized net income by average common equity.

•Book value per common share was $18.00 as of June 30, 2023 compared to $18.84 as of December 31, 2022. The decrease was due primarily to a decrease in retained earnings associated with the adoption of CECL, the recent issuances of new shares, and changes in accumulated other comprehensive income ("AOCI"). AOCI is comprised of unrealized gains and losses on available for sale securities, including unrealized losses on available for sale securities at the time of transfer to held to maturity.

•First Guaranty's Board of Directors declared cash dividends of $0.16 per common share in the second quarter of 2023 and 2022. First Guaranty has paid 120 consecutive quarterly dividends as of June 30, 2023.

•First Guaranty paid preferred stock dividends of $1.2 million during the first six months of 2023 and 2022.

•First Guaranty was a defendant in a lawsuit alleging overpayment on a loan related to a disputed interest rate. First Guaranty settled this lawsuit in February of 2023 for $0.6 million.

Recent Developments

Lone Star Acquisition - Termination of Agreement

On January 6, 2023, we entered into a definitive agreement to acquire Lone Star Bank, a Texas state-chartered bank with its main office in Houston, Texas.

On July 10, 2023, First Guaranty, First Guaranty Bank, and Lone Star entered into a Mutual Termination Agreement and Release pursuant to which the parties mutually agreed to terminate the Merger Agreement. First Guaranty estimates that total costs associated with the Lone Star acquisition was approximately $0.4 million through June 30, 2023.

Financial Condition

Changes in Financial Condition from December 31, 2022 to June 30, 2023

Assets

Total assets at June 30, 2023 were $3.2 billion, an increase of $84.7 million, or 2.7%, from December 31, 2022. Assets increased primarily due to increases in net loans of $63.2 million and cash and cash equivalents of $63.0 million, partially offset by a decrease in investment securities of $50.9 million at June 30, 2023 compared to December 31, 2022.

Loans

Net loans increased $63.2 million, or 2.5%, to $2.6 billion at June 30, 2023 from December 31, 2022. Construction and land development loans increased $68.2 million principally due to advances on existing construction lines and new originations that was partially offset by the conversion of loans to permanent financing. One-to-four family residential loans increased $39.8 million primarily due to new originations. Non-farm non-residential loan balances increased $32.1 million due to new originations. Agricultural loans increased $8.9 million due to seasonal activity. Farmland loans increased $4.6 million primarily due to seasonal activity. Multifamily loans increased $1.6 million primarily due to the conversion of existing construction loans to permanent financing and the origination of new loans. Consumer and other loans decreased $0.1 million primarily due to paydowns. Commercial lease loan balances decreased $35.4 million primarily due to paydowns. First Guaranty's commercial lease portfolio generally has higher yields than commercial real estate loans but shorter average lives. Commercial and industrial loans decreased $47.3 million primarily due to paydowns. SBA PPP loans totaled $5.4 million at June 30, 2023 compared to $5.9 million at December 31, 2022. These totals are included in commercial and industrial loans. Round 1 SBA PPP loans totaled $2.0 million at June 30, 2023 and December 31, 2022. Round 2 SBA PPP loans decreased from $3.9 million at December 31, 2022 to $3.3 million at June 30, 2023 due to SBA loan forgiveness and payments received. First Guaranty had approximately 3.3% of funded and 1.9% of unfunded commitments in our loan portfolio to businesses engaged in support or service activities for oil and gas operations. First Guaranty's hotel and hospitality portfolio totaled $182.9 million at June 30, 2023. As part of the management of risks in our loan portfolio, First Guaranty had previously established an internal guidance limit of approximately $200.0 million for its hotel and hospitality portfolio. First Guaranty's office space portfolio totaled approximately $105.6 million at June 30, 2023. First Guaranty had $339.4 million in loans related to our Texas markets at June 30, 2023 which was an increase of $5.6 million or 1.7% from $333.8 million at December 31, 2022. First Guaranty anticipates additional growth opportunities in Texas. First Guaranty had $266.1 million in loans related to our new Mideast markets in Kentucky and West Virginia at June 30, 2023 which was an increase of $55.1 million or 26.1% from $210.9 million at December 31, 2022. Syndicated loans at June 30, 2023 were $76.1 million, of which $23.8 million were shared national credits. Syndicated loans decreased $12.2 million from $88.3 million at December 31, 2022.

As of June 30, 2023, 72.5% of our loan portfolio was secured by real estate. The largest portion of our loan portfolio, at 39.5% as of June 30, 2023, was non-farm non-residential loans secured by real estate. Approximately 42.8% of the loan portfolio was based on a floating rate tied to the prime rate, Secured Overnight Financing Rate ("SOFR") or LIBOR as of June 30, 2023. 59.1% of the loan portfolio is scheduled to mature within five years from June 30, 2023. First Guaranty initiated a process to transfer any LIBOR indexed loans to alternative reference rates such as the prime rate or SOFR as LIBOR was discontinued for repricings after June 30, 2023.

Special mention loans increased $16.5 million to $46.8 million at June 30, 2023 compared to $30.3 million at December 31, 2022. The increase in special mention loans was primarily the result of the downgrade of one commercial lease loan relationship from pass status to special mention totaling $14.4 million.

Substandard loans increased $45.2 million to $87.9 million at June 30, 2023 compared to $42.7 million at December 31, 2022. The increase in substandard loans was primarily the result of the downgrade of one real estate secured loan relationship in the second quarter of 2023 with an aggregate principal balance of $35.1 million as of June 30, 2023. The loans are secured by shopping centers. While the loans are over collateralized based upon recent appraisals totaling $47.4 million, there is no certainty that the Bank will receive full repayment upon liquidation should that become necessary.

Net loans are reduced by the allowance for credit losses which totaled $31.9 million at June 30, 2023 and $23.5 million at December 31, 2022. First Guaranty adopted ASC 326 effective January 1, 2023 and recorded a cumulative adjustment to the allowance of $7.0 million. Loan charge-offs were $1.5 million during the first six months of 2023 and $3.3 million during the same period in 2022. Recoveries totaled $1.0 million during the first six months of 2023 and $1.4 million during the same period in 2022. The provision for credit losses totaled $0.9 million for the first six months of 2023 and $1.4 million for the same period in 2022. See Note 4 of the Notes to Consolidated Financial Statements for more information on loans and Note 5 for more information on the allowance for credit losses.

Investment Securities

Investment securities at June 30, 2023 totaled $400.7 million, a decrease of $50.9 million compared to $451.5 million at December 31, 2022. The portfolio consists of both available for sale (AFS) and held to maturity securities (HTM). The securities designated as held to maturity are agency and corporate debt securities that are part of First Guaranty’s investment strategy and public funds collateralization program. We purchase securities for our investment portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and meet pledging requirements for public funds and borrowings.

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

Our available for sale securities portfolio totaled $80.2 million at June 30, 2023, a decrease of $51.3 million, or 39.0%, compared to $131.5 million at December 31, 2022. The decrease was primarily due to the maturity of U.S. Treasury securities.

Our held to maturity securities portfolio totaled $320.5 million at June 30, 2023, an increase of $0.5 million, or 0.1%, compared to $320.1 million at December 31, 2022.

At June 30, 2023, $49.9 million, or 12.5%, of the securities portfolio was scheduled to mature in less than one year. The majority of these securities were U.S. Treasury securities. $4.2 million, or 1.1%, of the securities portfolio, not including collateralized mortgage obligations and mortgage-backed securities, were scheduled to mature between one and five years. The majority of these securities were corporate bonds. $134.6 million, or 33.6%, of the securities portfolio, not including collateralized mortgage obligations and mortgage-backed securities, were scheduled to mature between five and ten years. Securities, not including collateralized mortgage obligations and mortgage-backed securities, with contractual maturity dates over 10 years totaled $209.6 million, or 52.3%, of the total securities portfolio at June 30, 2023. The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates. Prepayments of mortgages that collateralize mortgage-backed securities also affect the maturity of the securities portfolio. Based on internal forecasts as of June 30, 2023, management believes that the securities portfolio has a forecasted weighted average life of approximately 10.70 years based on the current interest rate environment. The portfolio had an estimated effective duration of 8.49 years at June 30, 2023.

There were no credit related impairment of available for sale securities during the six months ended June 30, 2023. An allowance for credit losses of $0.1 million for held to maturity securities was recorded upon the adoption of ASC 326.

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

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

(in thousands)	June 30, 2023	December 31, 2022
Nonaccrual loans:
Real Estate:
Construction and land development	$518	$225
Farmland	867	290
1- 4 family	6,320	3,826
Multifamily	537	—
Non-farm non-residential	8,285	3,746
Total Real Estate	16,527	8,087
Non-Real Estate:
Agricultural	1,375	1,622
Commercial and industrial	2,167	819
Commercial leases	1,818	1,799
Consumer and other	2,016	1,239
Total Non-Real Estate	7,376	5,479
Total nonaccrual loans	23,903	13,566

Loans 90 days and greater delinquent & accruing:
Real Estate:
Construction and land development	182	427
Farmland	—	—
1- 4 family	295	332
Multifamily	—	157
Non-farm non-residential	—	103
Total Real Estate	477	1,019
Non-Real Estate:
Agricultural	61	—
Commercial and industrial	—	123
Commercial leases	—	—
Consumer and other	—	—
Total Non-Real Estate	61	123
Total loans 90 days and greater delinquent & accruing	538	1,142

Total non-performing loans	24,441	14,708

Real Estate Owned:
Construction and land development	251	—
Farmland	—	—
1- 4 family	248	113
Multifamily	—	—
Non-farm non-residential	774	—
Total Real Estate Owned	1,273	113

Total non-performing assets	$25,714	$14,821

Non-performing assets to total loans	0.99%	0.59%
Non-performing assets to total assets	0.79%	0.47%
Non-performing loans to total loans	0.94%	0.58%
Nonaccrual loans to total loans	0.92%	0.54%
Allowance for credit losses to nonaccrual loans	133.29%	173.36%
Net loan charge-offs to average loans	0.04%	0.18%

At June 30, 2023, nonperforming assets totaled $25.7 million, or 0.79% of total assets, compared to $14.8 million, or 0.47%, of total assets at December 31, 2022, which represented an increase of $10.9 million, or 73.5%. The increase in non-performing assets occurred primarily due to an increase in nonaccrual loans and other real estate owned offset by a decrease in loans 90 days and greater delinquent and still accruing. Non-performing loans included loans previously classified as purchase credit deteriorated following the adoption of CECL.

Nonaccrual loans increased from $13.6 million at December 31, 2022 to $23.9 million at June 30, 2023. The increase in nonaccrual loans was concentrated primarily in non-farm non-residential, one-to four family, and commercial and industrial loans. Nonaccrual loans included $2.5 million in loans with a government guarantee. These are structured as net loss guarantees in which up to 90% of loss exposure is covered.

At June 30, 2023, loans 90 days or greater delinquent and still accruing totaled $0.5 million, a decrease of $0.6 million compared to $1.1 million at December 31, 2022. The decrease in loans 90 days or greater delinquent and still accruing was concentrated primarily in construction and land development, multifamily, non-farm non-residential, and commercial and industrial loans.

Other real estate owned at June 30, 2023 totaled $1.3 million, an increase of $1.2 million compared to $0.1 million at December 31, 2022. The increase was primarily due to the addition of a $0.8 million non-farm non-residential property during the first quarter of 2023. This property was related to a loan that was on nonaccrual status at December 31, 2022.

At June 30, 2023, our largest non-performing assets were comprised of the following nonaccrual loans and 90 days or greater delinquent and still accruing loans: (1) a non-farm non-residential loan that totaled $5.0 million; (2) a $2.2 million loan relationship that is classified as purchased credit deteriorated (3) a commercial lease loan that totaled $1.8 million; and (4) a non-farm non-residential loan secured by a mobile home facility that totaled $1.3 million.

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

The allowance for credit losses on loans was $31.9 million, or 1.23% of total loans, and 130.4% of nonperforming loans at June 30, 2023.

Comparing June 30, 2023 to December 31, 2022, there were changes within the specific components of the allowance balance.

A provision for credit losses of $0.9 million was made during the six months ended June 30, 2023 and $1.4 million for the same period in 2022. The $0.9 million provision included a $0.1 million provision for credit losses related to unfunded commitments. The provisions made were taken to provide for current credit losses and to maintain the allowance proportionate to risks inherent in the loan portfolio.

The loan portfolio factors in the first six months of 2023 that primarily affected the allocation of the allowance included the following:

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

•Construction and land development loans increased during the first six months of 2023 due to advances on existing construction lines of credit and new loan originations. The allowance increase related to this portfolio was due to growth in the portfolio along with changes in the qualitative analysis of the portfolio related to economic conditions.

•One-to four-family residential loans increased $39.8 million during the first six months of 2023. The allowance increase related to this portfolio was due to changes in the qualitative analysis of the portfolio, portfolio growth, and also the adoption of CECL.

•Multifamily loans increased slightly during the first six months of 2023. The allowance related to this portfolio was increased due to the adoption of the CECL methodology and due to the growth in the portfolio which increased by $1.6 million during the first six months of 2023.

•Non-farm non-residential loans increased by $32.1 million during the first six months of 2023. The allowance increase related to this portfolio was due primarily to growth in the portfolio and also to the adoption of CECL.

•Commercial and industrial loans decreased during the first six months of 2023. The allowance increase related to this portfolio was due to the adoption of the CECL methodology.

•Commercial leases decreased during the first six months of 2023 from $317.6 million at December 31, 2022 to $282.2 million at June 30, 2023. The allowance decrease related to this portfolio was due to the reduction in this portfolio and due to changes in the qualitative analysis of the portfolio related.

•Consumer and other loans decreased slightly during the first six months of 2023. The decrease in the related loan loss allowance balance was due primarily to qualitative analysis and the adoption of the CECL methodology.

First Guaranty charged off $1.5 million in loan balances during the first six months of 2023. The details of the $1.5 million in charged-off loans were as follows:

1.First Guaranty charged off $0.3 million in consumer loans related to Hurricane Ida relief loans during the first six months of 2023. These loans were originated in the fall of 2021 following Hurricane Ida that impacted Louisiana in August 2021.
2.First Guaranty charged off $0.1 million on a non-farm non-residential loan during the first quarter of 2023. This loan had no remaining principal balance at June 30, 2023. The $0.7 million property related to this loan was moved to other real estate owned during the first quarter of 2023.
3.Smaller loans and overdrawn deposit accounts comprised the remaining $1.1 million of charge-offs for the first six months of 2023.

Other information related to the allowance for credit losses is as follows:

(in thousands)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Loans:
Average outstanding balance	$2,548,446	$2,199,435
Balance at end of period	$2,590,666	$2,295,738

Allowance for Credit Losses:
Balance at beginning of year	$23,518	$24,029
Adoption of ASC 326	8,120	—
Charge-offs	(1,548)	(3,270)
Recoveries	999	1,435
Provision	772	1,389
Balance at end of period	$31,861	$23,583

Deposits

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. We regularly assess our funding needs, deposit pricing and interest rate outlooks. From December 31, 2022 to June 30, 2023, total deposits increased $43.6 million, or 1.6%, to $2.8 billion. Noninterest-bearing demand deposits decreased $58.2 million, or 11.1%, to $466.2 million at June 30, 2023. The decrease in noninterest-bearing demand deposits was primarily concentrated in individual and business noninterest-bearing demand deposits. Interest-bearing demand deposits decreased $11.8 million, or 0.8%, to $1.4 billion at June 30, 2023. The decrease in interest-bearing demand deposits was primarily concentrated in public funds interest-bearing demand deposits that was partially offset by an increase in brokered interest-bearing demand deposits. Savings deposits increased $16.5 million, or 8.0%, to $222.3 million at June 30, 2023, primarily related to increases in business and individual savings deposits. Time deposits increased $97.1 million, or 18.2%, to $630.5 million at June 30, 2023, primarily due to increases in consumer and public fund time deposits along with increased brokered time deposits of approximately $20.0 million.

Management will continue to evaluate and update our product mix and related technology in its efforts to attract additional customers. We currently offer a number of deposit products that are competitively priced and designed to attract and retain customers with primary emphasis on noninterest-bearing deposits and other lower cost deposits.

As of June 30, 2023, the aggregate amount of outstanding certificates of deposit in amounts greater than $250,000 was approximately $159.2 million. At June 30, 2023, approximately $23.1 million of First Guaranty's certificates of deposit greater than $250,000 had a remaining term greater than one year.

The total amount of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) was estimated at $285.9 million at June 30, 2023. This total excludes public funds deposits that are collateralized by securities or FHLB letters of credit. The amount of uninsured deposits including collateralized public funds deposits was estimated at $818.1 million at June 30, 2023.

The following table compares deposit categories for the periods indicated.

Total Deposits	For the Six Months Ended June 30,			For the Years Ended December 31,
	2023			2022			2021
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$503,216	18.1%	—%	$552,786	20.7%	—%	$477,802	19.8%	—%
Interest-bearing Demand	1,473,147	53.0%	3.8%	1,362,396	50.9%	1.6%	1,082,922	45.0%	0.7%
Savings	209,190	7.5%	1.4%	212,329	7.9%	0.4%	191,967	8.0%	0.1%
Time	596,575	21.4%	3.0%	546,776	20.5%	2.0%	655,025	27.2%	2.0%
Total Deposits	$2,782,128	100.0%	2.8%	$2,674,287	100.0%	1.2%	$2,407,716	100.0%	0.8%

Individual and Business Deposits	For the Six Months Ended June 30,			For the Years Ended December 31,
	2023			2022			2021
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$493,313	29.8%	—%	$544,948	32.9%	—%	$471,371	29.7%	—%
Interest-bearing Demand	449,022	27.2%	4.5%	424,257	25.7%	2.1%	390,481	24.6%	1.0%
Savings	161,170	9.8%	0.3%	170,571	10.3%	0.1%	154,560	9.8%	0.1%
Time	549,548	33.2%	3.0%	514,167	31.1%	2.0%	569,924	35.9%	2.2%
Total Individual and Business Deposits	$1,653,053	100.0%	2.2%	$1,653,943	100.0%	1.2%	$1,586,336	100.0%	1.0%

Public Funds Deposits	For the Six Months Ended June 30,			For the Years Ended December 31,
	2023			2022			2021
(in thousands except for %)	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
Noninterest-bearing Demand	$9,903	0.9%	—%	$7,838	0.8%	—%	$6,431	0.8%	—%
Interest-bearing Demand	1,024,125	90.7%	3.6%	938,139	91.9%	1.3%	692,441	84.3%	0.5%
Savings	48,020	4.2%	5.0%	41,758	4.1%	1.9%	37,407	4.5%	0.2%
Time	47,027	4.2%	3.1%	32,609	3.2%	1.4%	85,101	10.4%	0.8%
Total Public Funds Deposits	$1,129,075	100.0%	3.6%	$1,020,344	100.0%	1.4%	$821,380	100.0%	0.5%

The following table sets forth the distribution of our time deposit accounts.

(in thousands)	June 30, 2023
Time deposits of less than $100,000	$193,440
Time deposits of $100,000 through $250,000	277,822
Time deposits of more than $250,000	159,197
Total Time Deposits	$630,459

The following table sets forth the maturity of the time deposits greater than $250,000 at June 30, 2023.

(in thousands)	June 30, 2023
Three months or less	$24,785
Three to six months	37,176
Six months to one year	74,120
One to three years	20,474
More than three years	2,642
Total Time Deposits greater than $250,000	$159,197

Public funds deposits totaled $1.1 billion at June 30, 2023 and December 31, 2022. Public funds time deposits totaled $52.2 million at June 30, 2023 compared to $32.4 million at December 31, 2022. Public funds deposits decreased due to decreased demand deposits that were primarily attributed to seasonal fluctuations. First Guaranty has developed a program for the retention and management of public funds deposits. Since the end of 2012, First Guaranty has maintained public funds deposits in excess of $400.0 million. These deposits are from public entities such as school districts, hospital districts, sheriff departments and municipalities. The majority of these funds are under fiscal agency agreements with terms of three years or less. Deposits under fiscal agency agreements are generally stable but public entities may maintain the ability to negotiate term deposits on a specific basis including with other financial institutions. These deposits generally have stable balances as we maintain both operating accounts and time deposits for these entities. There is a seasonal component to public deposit levels associated with annual tax collections. Public funds will increase at the end of the year and during the first quarter. In addition to seasonal fluctuations, there are monthly fluctuations associated with internal payroll and short-term tax collection accounts for our public funds deposit accounts. Public funds deposit accounts are collateralized by FHLB letters of credit, by expanded reciprocal deposit insurance programs, by Louisiana municipal bonds and by eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac. First Guaranty continues to grow the proportion of its public funds portfolio that is collateralized by reciprocal deposit insurance as an alternative to pledging securities or utilizing FHLB letters of credit. First Guaranty initiated this strategy to more efficiently invest these deposits in higher yielding loans to improve the net interest margin and earnings. Total public funds collateralized by reciprocal deposit insurance programs decreased to $531.3 million at June 30, 2023 compared to $576.3 million at December 31, 2022.

The following table sets forth public funds as a percent of total deposits.

(in thousands except for %)	June 30, 2023	December 31, 2022
Public Funds:
Noninterest-bearing Demand	$10,878	$11,730
Interest-bearing Demand	988,691	1,022,760
Savings	49,623	46,354
Time	52,231	32,427
Total Public Funds	$1,101,423	$1,113,271
Total Deposits	$2,767,419	$2,723,792
Total Public Funds as a percent of Total Deposits	39.8%	40.9%

Borrowings

First Guaranty maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. First Guaranty had $57.4 million in short-term borrowings outstanding at June 30, 2023 compared to $146.4 million at December 31, 2022. The short-term borrowings at June 30, 2023 were comprised of short-term Federal Home Loan Bank advances of $30.0 million, a line of credit of $20.0 million, with an outstanding balance of $20.0 million and repurchase agreements of $7.4 million. The short-term borrowings outstanding at December 31, 2022 were comprised of short-term Federal Home Loan Bank advances of $120.0 million, a line of credit of $20.0 million with an outstanding balance of $20.0 million and repurchase agreements of $6.4 million. First Guaranty had available lines of credit of $26.5 million, with $20.0 million outstanding at June 30, 2023. A net availability of $6.5 million remained.

First Guaranty had long-term borrowings from the FHLB that totaled $120.0 million at June 30, 2023. First Guaranty converted previous short-term floating rate borrowings from the FHLB into long-term lower fixed rate borrowings in order to reduce interest expense. First Guaranty has a $100.0 million FHLB advance that matures in the second quarter of 2027 and $20.0 million FHLB advance that matures in the first quarter of 2025.

First Guaranty had senior long-term debt totaling $20.3 million as of June 30, 2023 and $21.9 million at December 31, 2022.

First Guaranty had subordinated debt totaling $15.0 million at June 30, 2023 and December 31, 2022.

First Guaranty had $492.1 million in Federal Home Loan Bank letters of credit as of June 30, 2023 compared to $388.6 million at December 31, 2022. Federal Home Loan Bank letters of credit are obtained primarily for collateralizing public deposits.

Total Shareholders' Equity

Total shareholders' equity increased to $238.9 million at June 30, 2023 from $235.0 million at December 31, 2022. The increase in shareholders' equity was principally the result of an increase of $9.3 million in surplus and a decrease of $0.3 million in accumulated other comprehensive loss, partially offset by a decrease of $6.5 million in retained earnings. The $9.3 million increase in surplus was due to common stock issued in a private placement in May 2023. The decrease in accumulated other comprehensive loss was primarily attributed to the decrease in unrealized losses on available for sale securities during the six months ended June 30, 2023. The $6.5 million decrease in retained earnings was primarily due to the adoption of CECL which had a $7.9 million after tax reduction to retained earnings, $3.5 million in cash dividends paid on shares of our common stock and $0.6 million in cash dividends paid on shares of our preferred stock, partially offset by net income of $6.1 million during the six months ended June 30, 2023.

Results of Operations for the Second Quarter Ended June 30, 2023 and 2022

Performance Summary

Three months ended June 30, 2023 compared to the three months ended June 30, 2022. Net income for the three months ended June 30, 2023 was $2.7 million, a decrease of $5.4 million, or 67.1%, from $8.1 million for the three months ended June 30, 2022. The decrease in net income for the three months ended June 30, 2023 as compared to the prior year period was the result of several factors. First Guaranty experienced an increase in interest income, a decrease in the provision for loan losses, and an increase in noninterest income. This increased income was offset by an increase in interest expense and an increase in noninterest expense. Loan interest income increased due to the growth in First Guaranty's loan portfolio, repricing of existing loans to higher market rates, including loan fees recognized as an adjustment to yield. Securities interest income increased due to an increase in the average yield of the investment portfolio. The decrease in the provision was related to changes within the portfolio. Noninterest income increased primarily due to salary tax credits related to the COVID-19 pandemic. Factors that offset the increase in net income included an increase in interest expense due to increases in volume and market interest rates. Noninterest expense increased primarily due to increased regulatory assessment, legal and professional fees, and software expense. Earnings per common share for the three months ended June 30, 2023 was $0.19 per common share, a decrease of 72.9% or $0.51 per common share from $0.70 per common share for the three months ended June 30, 2022.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022. Net income for the six months ended June 30, 2023 was $6.1 million, a decrease of $9.6 million, or 60.9%, from $15.7 million for the six months ended June 30, 2022. The decrease in net income for the six months ended June 30, 2023 as compared to the prior year period was the result of several factors. First Guaranty experienced an increase in interest income, a decrease in the provision for loan losses, and an increase in noninterest income. This increased income was offset by an increase in interest expense and an increase in noninterest expense. Loan interest income increased due to the growth in First Guaranty's loan portfolio and repricing of existing loans to higher market rates, including loan fees recognized as an adjustment to yield. Securities interest income increased due to an increase in the average yield of the investment portfolio. The decrease in the provision was related to changes within the portfolio. Noninterest income increased primarily due to salary tax credits related to the COVID-19 pandemic, valuation changes related to the loan servicing assets and recoveries of prior legal fees. Factors that offset the increase in net income included an increase in interest expense due to increases in volume and market interest rates. Noninterest expense increased primarily due to increased personnel expenses, legal and professional fees, software expense, regulatory assessment, and data processing expenses. Earnings per common share for the six months ended June 30, 2023 was $0.46 per common share, a decrease of 66.2% or $0.90 per common share from $1.36 per common share for the six months ended June 30, 2022.

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

Three months ended June 30, 2023 compared to the three months ended June 30, 2022. Net interest income for the three months ended June 30, 2023 and 2022 was $20.9 million and $26.3 million, respectively. The decrease in net interest income for the three months ended June 30, 2023 as compared to the prior year period was primarily due to an increase in the average balance of our total interest-bearing liabilities and an increase in the average rate of our total interest-bearing liabilities, partially offset by an increase in the average balance of our total interest-earning assets and an increase in the average yield of our total interest-earning assets. For the three months ended June 30, 2023, the average balance of our total interest-bearing liabilities increased by $283.2 million to $2.4 billion primarily due to growth in interest-bearing deposits and borrowings. The average rate of our total interest-bearing liabilities increased by 261 basis points to 3.78% for the three months ended June 30, 2023 from 1.17% for the three months ended June 30, 2022. The rise in market interest rates, particularly associated with Treasury rates, contributed to the increase in our liabilities cost. The primary source of the increase in liabilities cost was associated with interest bearing demand deposits for public funds that are primarily indexed to Treasury rates. For the three months ended June 30, 2023, the average balance of our total interest-earning assets increased by $232.0 million to $3.1 billion due to strong growth in our loan portfolio. The average yield of our interest-earning assets increased by 113 basis points to 5.73% for the three months ended June 30, 2023 from 4.60% for the three months ended June 30, 2022 due to an improved mix of higher yielding assets. As a result, our net interest rate spread decreased 148 basis points to 1.95% for the three months ended June 30, 2023 from 3.43% for the three months ended June 30, 2022. Our net interest margin decreased 98 basis points to 2.74% for the three months ended June 30, 2023 from 3.72% for the three months ended June 30, 2022.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022. Net interest income for the six months ended June 30, 2023 and 2022 was $43.2 million and $51.3 million, respectively. The decrease in net interest income for the six months ended June 30, 2023 as compared to the prior year period was primarily due to an increase in the average balance of our total interest-bearing liabilities and an increase in the average rate of our total interest-bearing liabilities, partially offset by an increase in the average balance of our total interest-earning assets and an increase in the average yield of our total interest-earning assets. For the six months ended June 30, 2023, the average balance of our total interest-bearing liabilities increased by $253.1 million to $2.4 billion due to growth in interest-bearing deposits and borrowings. The average rate of our total interest-bearing liabilities increased by 242 basis points to 3.52% for the six months ended June 30, 2023 from 1.10% for the six months ended June 30, 2022. The rise in market interest rates, particularly associated with Treasury rates, contributed to the increase in our liabilities cost. The primary source of the increase in liabilities cost was associated with interest bearing demand deposits for public funds that are primarily indexed to Treasury rates. For the six months ended June 30, 2023, the average balance of our total interest-earning assets increased by $219.9 million to $3.0 billion due to strong growth in our loan portfolio. The average yield of our interest-earning assets increased by 114 basis points to 5.63% for the six months ended June 30, 2023 from 4.49% for the six months ended June 30, 2022 due to an improved mix of higher yielding assets. As a result, our net interest rate spread decreased 128 basis points to 2.11% for the six months ended June 30, 2023 from 3.39% for the six months ended June 30, 2022. Our net interest margin decreased 80 basis points to 2.86% for the six months ended June 30, 2023 from 3.66% for the six months ended June 30, 2022.

Interest Income

Three months ended June 30, 2023 compared to the three months ended June 30, 2022. Interest income increased $11.2 million, or 34.5%, to $43.8 million for the three months ended June 30, 2023 as compared to the prior year period. First Guaranty's loan portfolio expanded during the second quarter of 2023 due to growth associated with our loan originations and existing loans repriced to higher market rates. These factors contributed to the increase in interest income as the average balance of our total interest-earning assets, primarily associated with loans, increased, and the average yield of interest-earning assets increased. The average balance of our interest-earning assets increased $232.0 million to $3.1 billion for the three months ended June 30, 2023 as compared to the prior year. The average yield of interest-earning assets increased by 113 basis points to 5.73% for the three months ended June 30, 2023 compared to 4.60% for the three months ended June 30, 2022.

Interest income on securities increased $0.1 million to $2.4 million for the three months ended June 30, 2023 as compared to the prior year period primarily as a result of an increase in average yield of securities. The average yield on securities increased 37 basis points to 2.38% for the three months ended June 30, 2023 compared to 2.01% for the six months ended June 30, 2022 due to the decrease in lower yielding Treasury securities that matured in the second quarter of 2023. The average balance of securities decreased $47.5 million to $407.7 million for the three months ended June 30, 2023 from $455.2 million for the three months ended June 30, 2022 primarily due to a decrease in the average balance of our U.S. Treasuries securities portfolio compared to the prior year.

Interest income on loans increased $10.3 million or 34.3%, to $40.3 million for the three months ended June 30, 2023 as compared to the prior year period as a result of an increase in the average balance and average yield of loans. The average balance of loans (excluding loans held for sale) increased by $323.9 million to $2.6 billion for the three months ended June 30, 2023 from $2.2 billion for the three months ended June 30, 2022 as a result of new loan originations. The average yield on loans (excluding loans held for sale) increased by 93 basis points to 6.29% for the three months ended June 30, 2023 from 5.36% for the three months ended June 30, 2022 due to the improved mix of loans along with an increase in market interest rates.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022. Interest income increased $22.0 million, or 35.0%, to $85.1 million for the six months ended June 30, 2023 as compared to the prior year period. First Guaranty's loan portfolio expanded during the first six months of 2023 due to growth associated with our loan originations and existing loans repricing to higher market rates. These factors contributed to the increase in interest income as the average balance of our total interest-earning assets, primarily associated with loans, increased, and the average yield of interest-earning assets increased. The average balance of our interest-earning assets increased $219.9 million to $3.0 billion for the six months ended June 30, 2023 as compared to the prior year. The average yield of interest-earning assets increased by 114 basis points to 5.63% for the six months ended June 30, 2023 compared to 4.49% for the six months ended June 30, 2022.

Interest income on securities increased $0.2 million to $4.8 million for the six months ended June 30, 2023 as compared to the prior year period primarily as a result of an increase in average yield of securities. The average yield on securities increased 23 basis points to 2.32% for the six months ended June 30, 2023 compared to 2.09% for the six months ended June 30, 2022 due to the decrease in lower yielding Treasury securities that matured in the first six months of 2023. The average balance of securities decreased $27.8 million to $417.1 million for the six months ended June 30, 2023 from $444.9 million for the six months ended June 30, 2022 primarily due to a decrease in the average balance of our U.S. Treasuries securities portfolio compared to the prior year.

Interest income on loans increased $20.4 million, or 35.2%, to $78.4 million for the six months ended June 30, 2023 as compared to the prior year period as a result of an increase in the average balance and average yield of loans. The average balance of loans (excluding loans held for sale) increased by $349.0 million to $2.5 billion for the six months ended June 30, 2023 from $2.2 billion for the six months ended June 30, 2022 as a result of new loan originations. The average yield on loans (excluding loans held for sale) increased by 89 basis points to 6.21% for the six months ended June 30, 2023 from 5.32% for the six months ended June 30, 2022 due to the improved mix of loans along with an increase in market interest rates.

Interest Expense

Three months ended June 30, 2023 compared to the three months ended June 30, 2022. Interest expense increased $16.6 million, or 267.1%, to $22.9 million for the three months ended June 30, 2023 from $6.2 million for the three months ended June 30, 2022 due primarily to an increase in market interest rates and due to an increase in the average balance of interest-bearing liabilities. The average rate of interest-bearing demand deposits was 4.14% for the three months ended June 30, 2023 and 0.87% for the three months ended June 30, 2022. The increase in market interest rates, particularly U.S. Treasury rates, contributed to the increase in rates paid on interest-bearing demand deposits. The largest concentration of interest-bearing demand deposits is associated with public funds deposits that are primarily indexed to Treasury rates. Treasury rates increased as the Federal Reserve increased rates to address increased inflation in the U.S. economy. The average rate of time deposits increased 146 basis points during the three months ended June 30, 2023 to 3.32% as compared to the prior year period. The increase in the average rate of time deposits was due to changes in market rates. The average balance of interest-bearing liabilities increased by $283.2 million during the three months ended June 30, 2023 to $2.4 billion as compared to the prior year period. This increase was a result of a $130.4 million increase in the average balance of interest-bearing demand deposits, a $2.8 million increase in the average balance of savings deposits, a $82.6 million increase in the average balance of time deposits, and an $67.4 million increase in the average balance of borrowings.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022. Interest expense increased $30.1 million, or 256.9%, to $41.9 million for the six months ended June 30, 2023 from $11.7 million for the six months ended June 30, 2022 due primarily to an increase in market interest rates and due to an increase in the average balance of interest-bearing liabilities. The average rate of interest-bearing demand deposits was 3.84% for the six months ended June 30, 2023 and 0.78% for the six months ended June 30, 2022. The increase in market interest rates, particularly U.S. Treasury rates, contributed to the increase in rates paid on interest-bearing demand deposits. The largest concentration of interest-bearing demand deposits is associated with public funds deposits that are primarily indexed to Treasury rates. Treasury rates increased as the Federal Reserve increased rates to address increased inflation in the U.S. economy. The average rate of time deposits increased 107 basis points during the six months ended June 30, 2023 to 2.97% as compared to the prior year period. The increase in the average rate of time deposits was due to changes in market rates. The average balance of interest-bearing liabilities increased by $253.1 million during the six months ended June 30, 2023 to $2.4 billion as compared to the prior year period. This increase was a result of a $147.4 million increase in the average balance of interest-bearing demand deposits, a $1.5 million increase in the average balance of savings deposits, a $34.0 million increase in the average balance of time deposits, and a $70.2 million increase in the average balance of borrowings.

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

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
(in thousands except for %)	Average Balance	Interest	Yield/Rate (5)	Average Balance	Interest	Yield/Rate (5)
Assets
Interest-earning assets:
Interest-earning deposits with banks	$90,388	$1,071	4.75%	$135,072	$261	0.77%
Securities (including FHLB stock)	407,689	2,420	2.38%	455,224	2,280	2.01%
Federal funds sold	410	—	—%	162	—	—%
Loans held for sale	—	—	—%	—	—	—%
Loans, net of unearned income(6)	2,568,051	40,290	6.29%	2,244,110	29,999	5.36%
Total interest-earning assets	3,066,538	$43,781	5.73%	2,834,568	$32,540	4.60%

Noninterest-earning assets:
Cash and due from banks	18,443			19,334
Premises and equipment, net	59,924			58,235
Other assets	28,958			28,828
Total Assets	$3,173,863			$2,940,965

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$1,458,353	$15,036	4.14%	$1,327,954	$2,884	0.87%
Savings deposits	214,055	838	1.57%	211,281	101	0.19%
Time deposits	631,605	5,224	3.32%	549,052	2,540	1.86%
Borrowings	122,969	1,770	5.77%	55,536	705	5.10%
Total interest-bearing liabilities	2,426,982	$22,868	3.78%	2,143,823	$6,230	1.17%

Noninterest-bearing liabilities:
Demand deposits	496,209			563,832
Other	17,366			7,947
Total Liabilities	2,940,557			2,715,602

Shareholders' equity	233,306			225,363
Total Liabilities and Shareholders' Equity	$3,173,863			$2,940,965
Net interest income		$20,913			$26,310

Net interest rate spread (1)			1.95%			3.43%
Net interest-earning assets (2)	$639,556			$690,745
Net interest margin (3), (4)			2.74%			3.72%

Average interest-earning assets to interest-bearing liabilities			126.35%			132.22%
(1)Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)Net interest margin represents net interest income divided by average total interest-earning assets.
(4)The tax adjusted net interest margin was 2.74% and 3.73% for the above periods ended June 30, 2023 and 2022, respectively. A 21% tax rate was used to calculate the effect on securities income from tax exempt securities for the above periods ended June 30, 2023 and 2022, respectively.
(5)Annualized.
(6)Includes loan fees of $1.4 million and $2.5 million or the above periods ended June 30, 2023 and 2022, respectively. PPP loan fee income of $11,000 and $0.5 million was recognized for above periods ended June 30, 2023 and 2022, respectively.

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
(in thousands except for %)	Average Balance	Interest	Yield/Rate (5)	Average Balance	Interest	Yield/Rate (5)
Assets
Interest-earning assets:
Interest-earning deposits with banks	$81,497	$1,822	4.51%	$183,047	$363	0.40%
Securities (including FHLB stock)	417,104	4,807	2.32%	444,879	4,619	2.09%
Federal funds sold	421	—	—%	197	—	—%
Loans held for sale	—	—	—%	—	—	—%
Loans, net of unearned income(6)	2,548,446	78,439	6.21%	2,199,435	58,037	5.32%
Total interest-earning assets	3,047,468	$85,068	5.63%	2,827,558	$63,019	4.49%

Noninterest-earning assets:
Cash and due from banks	18,853			18,910
Premises and equipment, net	59,043			58,314
Other assets	27,854			28,709
Total Assets	$3,153,218			$2,933,491

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$1,473,147	$28,085	3.84%	$1,325,755	$5,160	0.78%
Savings deposits	209,190	1,417	1.37%	207,664	162	0.16%
Time deposits	596,575	8,800	2.97%	562,550	5,295	1.90%
Borrowings	121,892	3,552	5.88%	51,732	1,109	4.32%
Total interest-bearing liabilities	2,400,804	$41,854	3.52%	2,147,701	$11,726	1.10%

Noninterest-bearing liabilities:
Demand deposits	503,216			554,475
Other	15,071			7,396
Total Liabilities	2,919,091			2,709,572

Shareholders' equity	234,127			223,919
Total Liabilities and Shareholders' Equity	$3,153,218			$2,933,491
Net interest income		$43,214			$51,293

Net interest rate spread (1)			2.11%			3.39%
Net interest-earning assets (2)	$646,664			$679,857
Net interest margin (3), (4)			2.86%			3.66%

Average interest-earning assets to interest-bearing liabilities			126.94%			131.66%

(1)Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)Net interest margin represents net interest income divided by average total interest-earning assets.
(4)The tax adjusted net interest margin was 2.86% and 3.66% for the above periods ended June 30, 2023 and 2022, respectively. A 21% tax rate was used to calculate the effect on securities income from tax exempt securities for the above periods ended June 30, 2023 and 2022, respectively.
(5)Annualized.
(6)Includes loan fees of $2.8 million and $4.5 million or the above periods ended June 30, 2023 and 2022, respectively. PPP loan fee income of $16,000 and $1.1 million was recognized for above periods ended June 30, 2023 and 2022, respectively.

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

For the three months ended June 30, 2023, the provision for loan losses was $0.5 million compared to $0.8 million for the same period in 2022. The decrease in the provision was attributable to the evaluation of the loan portfolio at June 30, 2023. Total charge-offs were $0.6 million for the three months ended June 30, 2023 and $2.4 million for the same period in 2022. Partially offsetting these charge-offs were recoveries that totaled $0.5 million for the three months ended June 30, 2023 and $1.1 million for the same period in 2022.

For the six months ended June 30, 2023, the provision for loan losses was $0.9 million compared to $1.4 million for the same period in 2022. Total charge-offs were $1.5 million for the six months ended June 30, 2023 and $3.3 million for the same period in 2022. Charge-offs for the six months ended June 30, 2023 were concentrated in consumer relief loans associated with Hurricane Ida and a non-farm non-residential loan. Hurricane Ida consumer relief loans charge-offs totaled $0.3 million during the first six months of 2023. Partially offsetting these charge-offs were recoveries that totaled $1.0 million for the six months ended June 30, 2023 and $1.4 million for the same period in 2022.

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

Noninterest income totaled $2.8 million for the three months ended June 30, 2023, an increase of $0.3 million from $2.5 million for the three months ended June 30, 2022. The increase was primarily due to salary tax credits related to the COVID-19 pandemic. Service charges, commissions and fees totaled $0.8 million for the three months ended June 30, 2023 and 2022. ATM and debit card fees totaled $0.8 million for the three months ended June 30, 2023 compared to $0.9 million for the same period in 2022. Net securities losses were $0 for the three months ended June 30, 2023 and 2022. Net gains on the sale of loans were $0 for the three months ended June 30, 2023 compared to $90,000 for the same period in 2022. Other noninterest income totaled $1.2 million for the three months ended June 30, 2023 compared to $0.8 million for the same period in 2022.

Noninterest income totaled $5.5 million for the six months ended June 30, 2023, an increase of $1.0 million from $4.5 million for the six months ended June 30, 2022. The increase was primarily due to salary tax credits related to the COVID-19 pandemic, recoveries of prior legal fees and due to an improved valuation of loan servicing assets in the first six months of 2023 compared to the valuation of the loan servicing asset in the same period of 2022. Service charges, commissions and fees totaled $1.6 million for the six months ended June 30, 2023 and 2022. ATM and debit card fees totaled $1.7 million for the six months ended June 30, 2023 and 2022. Net securities losses were $0 for the six months ended June 30, 2023 and compared to $17,000 for the same period in 2022. Net gains on the sale of loans were $12,000 for the six months ended June 30, 2023 compared to $89,000 for the same period in 2022. Other noninterest income totaled $2.2 million for the 2,248 months ended June 30, 2023 compared to $1.1 million for the same period in 2022.

Noninterest Expense

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense and other types of expenses. Noninterest expense totaled $19.7 million for the three months ended June 30, 2023 and $17.8 million for the three months ended June 30, 2022. Salaries and benefits expense totaled $9.9 million for the three months ended June 30, 2023 and $9.1 million for the three months ended June 30, 2022. The increase was primarily due to the increase in personnel expense from new hires. Occupancy and equipment expense totaled $2.2 million for the three months ended June 30, 2023 and $2.3 million for the same period in 2022. Other noninterest expense totaled $7.6 million for the three months ended June 30, 2023 and $6.5 million for the same period in 2022.

Noninterest expense totaled $39.9 million for the six months ended June 30, 2023 and $34.6 million for the six months ended June 30, 2022. Salaries and benefits expense totaled $19.9 million for the six months ended June 30, 2023 and $18.1 million for the six months ended June 30, 2022. The increase was primarily due to the increase in personnel expense from new hires. Occupancy and equipment expense totaled $4.4 million for the six months ended June 30, 2023 and $4.5 million for the same period in 2022. Other noninterest expense totaled $15.5 million for the six months ended June 30, 2023 and $12.1 million for the same period in 2022. Legal and professional fees were higher due to the settlement of a lawsuit and the settlement payment made to the SEC for the Employee Stock Grant Program.

The following table presents, for the periods indicated, the major categories of other noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Other noninterest expense:
Legal and professional fees	$1,358	$1,137	$3,534	$1,992
Data processing	531	442	1,062	671
ATM fees	426	440	823	852
Marketing and public relations	481	342	1,009	719
Taxes - sales, capital, and franchise	545	476	1,105	838
Operating supplies	202	168	440	324
Software expense and amortization	1,164	972	2,404	1,898
Travel and lodging	387	276	788	521
Telephone	84	96	169	210
Amortization of core deposit intangibles	174	174	348	348
Donations	256	182	426	338
Net costs from other real estate and repossessions	92	167	119	261
Regulatory assessment	946	498	1,436	1,050
Other	938	1,112	1,881	2,030
Total other noninterest expense	$7,584	$6,482	$15,544	$12,052
Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other non-deductible expenses and the statutory tax rate. The provision for income taxes for the three months ended June 30, 2023 and 2022 was $0.8 million and $2.1 million, respectively. The provision for income taxes decreased due to a decrease in income before income taxes. First Guaranty's statutory tax rate was 21.0% for the three months ended June 30, 2023 and 2022.

The provision for income taxes for the six months ended June 30, 2023 and 2022 was $1.8 million and $4.1 million, respectively. The provision for income taxes decreased due to a decrease in income before income taxes. First Guaranty's statutory tax rate was 21.0% for the six months ended June 30, 2023 and 2022.

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

First Guaranty's cash and cash equivalents totaled $146.2 million at June 30, 2023 compared to $83.2 million at December 31, 2022. Loans maturing within one year or less at June 30, 2023 totaled $353.0 million. At June 30, 2023, time deposits maturing within one year or less totaled $490.6 million compared to $312.9 million at December 31, 2022. Time deposits maturing after one year through three years totaled $113.9 million at June 30, 2023 compared to $183.0 million at December 31, 2022. Time deposits maturing after three years totaled $25.9 million at June 30, 2023 compared to $37.4 million at December 31, 2022. First Guaranty's held to maturity ("HTM") securities portfolio at June 30, 2023 was $320.5 million, or 80.0% of the investment portfolio, compared to $320.1 million, or 70.9% at December 31, 2022. First Guaranty's available for sale ("AFS") securities portfolio was $80.2 million, or 20.0% of the investment portfolio as of June 30, 2023 compared to $131.5 million, or 29.1% of the investment portfolio at December 31, 2022. The majority of the AFS portfolio was comprised of U.S. Government Treasuries, municipal bonds and subordinated debt securities.

First Guaranty maintained a net borrowing capacity at the Federal Home Loan Bank totaling $316.1 million and $369.5 million at June 30, 2023 and December 31, 2022, respectively with $150.0 million in FHLB advances outstanding at June 30, 2023 compared to $120.0 million at December 31, 2022, respectively. The advances outstanding at June 30, 2023 were comprised of short-term advances totaling $30.0 million along with long-term advances that totaled $120.0 million. The $20.0 million long-term FHLB advance matures in the first quarter of 2025 and the $100.0 million FHLB long-term advance matures in the second quarter of 2027. The advances outstanding at December 31, 2022 were comprised of short-term advances that totaled $120.0 million. The change in borrowing capacity with the Federal Home Loan Bank was due to changes in the value that First Guaranty receives on pledged collateral and due to First Guaranty's usage of the line. First Guaranty has increasingly transitioned public funds deposits into reciprocal deposit programs for collateralization as an alternative to FHLB letters of credit. We also maintain federal funds lines of credit at various correspondent banks with borrowing capacity of $100.5 million. First Guaranty has two revolving lines of credit totaling $26.5 million at the parent company level secured by a pledge of the Bank's common stock, with an outstanding balance of $20.0 million at June 30, 2023. We also have a discount window line with the Federal Reserve Bank that totaled $184.3 million at June 30, 2023 which was an increase of $155.3 million compared to availability of $29.0 million at December 31, 2022. First Guaranty did not have any advances under this facility at June 30, 2023. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources

First Guaranty's capital position is reflected in shareholders' equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total shareholders' equity increased to $238.9 million at June 30, 2023 from $235.0 million at December 31, 2022. The increase in shareholders' equity was principally the result of an increase of $9.3 million in surplus and a decrease of $0.3 million in accumulated other comprehensive loss, partially offset by a $6.5 million decrease in retained earnings, driven in large part by the one-time CECL adjustment. The $9.3 million increase in surplus was due to common stock issues in a private placement in May 2023. The decrease in accumulated other comprehensive loss was primarily attributed to the decrease in unrealized losses on available for sale securities during the six months ended June 30, 2023. The $6.5 million decrease in retained earnings was due to an after tax CECL adjustment of $7.9 million, $3.5 million in cash dividends paid on shares of our common stock and $0.6 million in cash dividends paid on shares of our preferred stock, partially offset by net income of $6.1 million during the six months ended June 30, 2023.

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

In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of June 30, 2023, the Bank's capital conservation buffer was 3.18% exceeding the minimum of 2.50%.

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

In addition, as a result of the legislation, the federal banking agencies have developed a "Community Bank Leverage Ratio" (the ratio of a bank's Tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A "qualifying community bank" that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered "well capitalized" under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution's risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the new Community Bank Leverage Ratio at 9%. Pursuant to the CARES Act, the federal banking agencies set the Community Bank Leverage Ratio at 8% beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the Community Bank Leverage Ratio increased to 8.5% for the calendar year. Community banks will have until January 1, 2022, before the Community Bank Leverage Ratio requirement will return to 9%. A financial institution can elect to be subject to this new definition. As of June 30, 2023, the Bank did not elect to follow the Community Bank Leverage Ratio.

At June 30, 2023, we satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.

	"Well Capitalized Minimums"	As of June 30, 2023	As of December 31, 2022
Bank:
Tier 1 Leverage Ratio	5.00%	9.29%	9.35%
Tier 1 Risk-based Capital Ratio	8.00%	10.22%	10.31%
Total Risk-based Capital Ratio	10.00%	11.18%	11.16%
Common Equity Tier One Capital Ratio	6.50%	10.22%	10.31%

Although we had over $3.0 billion in assets at June 30, 2023, under Federal Reserve guidance, First Guaranty will maintain its status as a "small bank holding company" until March 31, 2024 or earlier in certain circumstances. Once we are no longer a small bank holding company, both the Bank and First Guaranty will be required to maintain specified ratios of capital to risk-weighted assets.

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

The following interest sensitivity analysis is one measurement of interest rate risk. This analysis reflects the contractual maturity characteristics of assets and liabilities over various time periods. This analysis does not factor in prepayments or interest rate floors on loans which may significantly change the report. This table includes nonaccrual loans in their respective maturity periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at June 30, 2023 illustrated below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

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

	June 30, 2023
	Interest Sensitivity Within
(in thousands except for %)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$548,381	$304,538	$852,919	$1,737,747	$2,590,666
Securities (including FHLB stock)	8,199	49,602	57,801	350,776	408,577
Federal Funds Sold	455	—	455	—	455
Other earning assets	135,231	—	135,231	—	135,231
Total earning assets	$692,266	$354,140	$1,046,406	$2,088,523	$3,134,929

Source of Funds:
Interest-bearing accounts:
Demand deposits	$1,448,492	$—	$1,448,492	$—	$1,448,492
Savings deposits	222,296	—	222,296	—	222,296
Time deposits	87,040	403,588	490,628	139,831	630,459
Short-term borrowings	50,000	—	50,000	6,782	56,782
Long-term borrowings	20,305	—	20,305	120,000	140,305
Junior subordinated debt	—	—	—	15,000	15,000
Noninterest-bearing, net	—	—	—	621,595	621,595
Total source of funds	$1,828,133	$403,588	$2,231,721	$903,208	$3,134,929

Period gap	$(1,135,867)	$(49,448)	$(1,185,315)	$1,185,315
Cumulative gap	$(1,135,867)	$(1,185,315)	$(1,185,315)	$—

Cumulative gap as a percent of earning assets	(36.2)%	(37.8)%	(37.8)%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)As previously reported, on May 23, 2023, First Guaranty accepted binding subscription agreements with certain investors qualified as “accredited investors,” as such term is defined in Rule 501(a) of Regulation D (“Regulation D”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to which First Guaranty offered and sold shares of its common stock, $1.00 par value per share (the “Common Stock”), for an aggregate purchase price of $10 million. 714,286 shares of Common Stock were sold at the issuance price of $14.00 per share. The offer and sale of the Common Stock by First Guaranty was made in reliance upon the exemptions from registration available under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D. The proceeds of the capital raise are expected to be used for general corporate purposes, including to support continued growth and to enhance regulatory capital ratios.

(b)Not applicable.

(c)Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)Not applicable.

(b)Not applicable.

(c)Not applicable.

Item 6.     Exhibits

 The following exhibits are either filed as part of this report or are incorporated herein by reference.

Exhibit Number	Exhibit
2.1	Agreement and Plan of Merger, by and among First Guaranty Bancshares, Inc., First Guaranty Bank and Lone Star Bank, dated January 6, 2023. (1)
3.1	Restated Articles of Incorporation of First Guaranty Bancshares, Inc. (2)
3.2	Articles of Amendment to the Restated Articles of Incorporation of First Guaranty Bancshares, Inc. (3)
3.3	Articles of Amendment to the Restated Articles of Incorporation of First Guaranty Bancshares, Inc. (4).
3.4	Bylaws of First Guaranty Bancshares, Inc. (5)
3.5	Amendment to Bylaws of First Guaranty Bancshares, Inc. (6)
4.1	Form of Common Stock Certificate of First Guaranty Bancshares, Inc. (7)
4.2	Subordinated Note, dated as of June 21, 2022, by and between First Guaranty Bancshares, Inc. and Edgar Ray Smith, III. (8)
4.3	Description of Common Stock. (9)
4.4	Preferred Stock Specimen Certificate (10)
4.5	Description of Preferred Stock. (11)
4.6
Deposit Agreement, dated as of April 27, 2021, by and between First Guaranty Bancshares, Inc. and Zions Bancorporation, National Association, and the holders from time to time of the depositary receipts described herein (12)

4.7	Form of Depositary Receipt representing Depositary Shares (12)
10.1	Mutual Termination Agreement and Release, dated July 10, 2023, by and among First Guaranty Bancshares, Inc., First Guaranty Bank and Lone Star Bank (13)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.INS	XBRL Instance Document.

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
(13)Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on July 10, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, First Guaranty has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST GUARANTY BANCSHARES, INC.

Date: August 9, 2023	By: /s/ Alton B. Lewis
Alton B. Lewis
Principal Executive Officer

Date: August 9, 2023	By: /s/ Eric J. Dosch
Eric J. Dosch
Principal Financial Officer
Secretary and Treasurer