Form 10-Q
period 2023-09-30
First Guaranty Bancshares, Inc.
filed 2023-11-09
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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
Yes ☐ No ☒

As of November 8, 2023 the registrant had 11,431,083 shares of $1 par value common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.     Consolidated Financial Statements
FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents:
Cash and due from banks	$200,825	$82,796
Federal funds sold	450	423
Cash and cash equivalents	201,275	83,219

Investment securities:
Available for sale, at fair value	79,857	131,458
Held to maturity, at cost and net of allowance for credit losses of $80 and $0 (estimated fair value of $234,771 and $242,560 respectively)	320,624	320,068
Investment securities	400,481	451,526

Federal Home Loan Bank stock, at cost	13,241	6,528
Loans held for sale	—	—

Loans, net of unearned income	2,699,393	2,519,077
Less: allowance for credit losses	31,936	23,518
Net loans	2,667,457	2,495,559

Premises and equipment, net	64,006	58,206
Goodwill	12,900	12,900
Intangible assets, net	4,366	4,979
Other real estate, net	1,135	113
Accrued interest receivable	16,728	13,002
Other assets	36,645	25,315
Total Assets	$3,418,234	$3,151,347

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$458,392	$524,415
Interest-bearing demand	1,435,555	1,460,259
Savings	214,371	205,760
Time	706,691	533,358
Total deposits	2,815,009	2,723,792

Short-term advances from Federal Home Loan Bank	125,000	120,000
Short-term borrowings	20,000	20,000
Repurchase agreements	7,659	6,442
Accrued interest payable	10,780	4,289
Long-term advances from Federal Home Loan Bank	155,000	—
Senior long-term debt	20,306	21,927
Junior subordinated debentures	15,000	15,000
Other liabilities	10,658	4,906
Total Liabilities	3,179,412	2,916,356

Shareholders' Equity
Preferred stock, Series A - $1,000 par value - 100,000 shares authorized
Non-cumulative perpetual; 34,500 shares issued and outstanding	33,058	33,058
Common stock, $1 par value - 100,600,000 shares authorized; 11,431,083 and 10,716,796 shares issued and outstanding	11,431	10,717
Surplus	139,379	130,093
Retained earnings	69,247	76,351
Accumulated other comprehensive (loss) income	(14,293)	(15,228)
Total Shareholders' Equity	238,822	234,991
Total Liabilities and Shareholders' Equity	$3,418,234	$3,151,347
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2023	2022	2023	2022
Interest Income:
Loans (including fees)	$43,407	$32,386	$121,846	$90,423
Deposits with other banks	1,897	561	3,719	924
Securities (including FHLB stock)	2,323	2,303	7,130	6,922
Total Interest Income	47,627	35,250	132,695	98,269

Interest Expense:
Demand deposits	16,102	6,243	44,187	11,403
Savings deposits	1,001	267	2,418	429
Time deposits	6,504	2,533	15,304	7,828
Borrowings	3,575	758	7,127	1,867
Total Interest Expense	27,182	9,801	69,036	21,527

Net Interest Income	20,445	25,449	63,659	76,742
Less: Provision for credit losses	627	1,509	1,489	2,898
Net Interest Income after Provision for Credit Losses	19,818	23,940	62,170	73,844

Noninterest Income:
Service charges, commissions and fees	858	814	2,461	2,364
ATM and debit card fees	796	864	2,449	2,591
Net gains (losses) on securities	—	—	—	(17)
Net gains (losses) on sale of loans	—	1,624	12	1,713
Other	835	716	3,083	1,856
Total Noninterest Income	2,489	4,018	8,005	8,507

Noninterest Expense:
Salaries and employee benefits	10,429	9,181	30,365	27,246
Occupancy and equipment expense	2,121	2,295	6,542	6,748
Other	7,446	6,312	22,990	18,364
Total Noninterest Expense	19,996	17,788	59,897	52,358

Income Before Income Taxes	2,311	10,170	10,278	29,993
Less: Provision for income taxes	539	2,117	2,362	6,230
Net Income	1,772	8,053	7,916	23,763
Less: Preferred stock dividends	582	582	1,747	1,747
Net Income Available to Common Shareholders	$1,190	$7,471	$6,169	$22,016

Per Common Share:
Earnings	$0.10	$0.70	$0.56	$2.05
Cash dividends paid	$0.16	$0.16	$0.48	$0.48

Weighted Average Common Shares Outstanding	11,431,083	10,716,796	11,022,919	10,716,796
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net Income	$1,772	$8,053	$7,916	$23,763
Other comprehensive income:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	766	(1,082)	1,184	(11,818)
Reclassification adjustments for (gains) losses included in net income	—	—	—	17
Change in unrealized (losses) gains on securities	766	(1,082)	1,184	(11,801)
Tax impact	(161)	227	(249)	2,478
Other comprehensive (loss) income	605	(855)	935	(9,323)
Comprehensive Income	$2,377	$7,198	$8,851	$14,440
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

	Preferred Stock $1,000 Par	Common Stock $1 Par	Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
(in thousands, except per share data)
Balance December 31, 2021	$33,058	$10,717	$130,093	$56,654	$(6,633)	$223,889
Net income	—	—	—	7,585	—	7,585
Other comprehensive income (loss)	—	—	—	—	(7,425)	(7,425)
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.16 per share)	—	—	—	(1,715)	—	(1,715)
Balance March 31, 2022 (unaudited)	33,058	10,717	130,093	61,942	(14,058)	221,752
Net income	—	—	—	8,124	—	8,124
Other comprehensive income (loss)	—	—	—	—	(1,043)	(1,043)
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.16 per share)	—	—	—	(1,715)	—	(1,715)
Balance June 30, 2022 (unaudited)	33,058	10,717	130,093	67,769	(15,101)	226,536
Net income	—	—	—	8,053	—	8,053
Other comprehensive income (loss)	—	—	—	—	(855)	(855)
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.16 per share)	—	—	—	(1,714)	—	(1,714)
Balance September 30, 2022 (unaudited)	$33,058	$10,717	$130,093	$73,526	$(15,956)	$231,438

Balance December 31, 2022	$33,058	$10,717	$130,093	$76,351	$(15,228)	$234,991
Net income	—	—	—	3,468	—	3,468
Cumulative effect of adoption of ASC Topic 326, net of tax	—	—	—	(7,900)	—	(7,900)
Other comprehensive income	—	—	—	—	414	414
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.16 per share)	—	—	—	(1,715)	—	(1,715)
Balance March 31, 2023 (unaudited)	33,058	10,717	130,093	69,622	(14,814)	228,676
Net Income	—	—	—	2,676	—	2,676
Common stock issued in private placement, 714,287 shares	—	714	9,286	—	—	10,000
Other comprehensive income (loss)	—	—	—	—	(84)	(84)
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.16 per share)	—	—	—	(1,829)	—	(1,829)
Balance June 30, 2023 (unaudited)	33,058	11,431	139,379	69,887	(14,898)	238,857
Net Income	—	—	—	1,772	—	1,772
Other comprehensive income	—	—	—	—	605	605
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.16 per share)	—	—	—	(1,830)	—	(1,830)
Balance September 30, 2023 (unaudited)	$33,058	$11,431	$139,379	$69,247	$(14,293)	$238,822
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash Flows From Operating Activities
Net income	$7,916	$23,763
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,489	2,898
Depreciation and amortization	3,031	3,000
Amortization/Accretion of investments	709	1,298
(Gain) loss on sale/call of securities	—	17
(Gain) loss on sale of assets	(23)	(1,774)
Repossessed asset write downs, gains and losses on dispositions	150	146
FHLB stock dividends	(209)	(7)
Change in other assets and liabilities, net	(4,216)	4,221
Net Cash Provided By Operating Activities	8,847	33,562

Cash Flows From Investing Activities
Proceeds from maturities and calls of HTM securities	180	—
Proceeds from maturities, calls and sales of AFS securities	51,196	52,876
Funds invested in AFS securities	—	(153,053)
Funds invested in Federal Home Loan Bank stock	(8,929)	(3,464)
Proceeds from sale/redemption of Federal Home Loan Bank stock	2,425	—
Net increase in loans	(181,469)	(281,615)
Purchase of premises and equipment	(8,260)	(1,903)
Proceeds from sales of premises and equipment	276	47
Proceeds from sales of other real estate owned	101	787
Net Cash Used In Investing Activities	(144,480)	(386,325)

Cash Flows From Financing Activities
Net increase in deposits	91,217	112,080
Net (decrease) increase in federal funds purchased and short-term borrowings	6,217	99,969
Proceeds from long-term borrowings	155,000	—
Repayment of long-term borrowings	(1,625)	(4,970)
Proceeds from issuance of common stock	10,000	—
Dividends paid on preferred stock	(1,747)	(1,747)
Dividends paid on common stock	(5,373)	(5,144)
Net Cash Provided By Financing Activities	253,689	200,188

Net Increase (Decrease) In Cash and Cash Equivalents	118,056	(152,575)
Cash and Cash Equivalents at the Beginning of the Period	83,219	261,932
Cash and Cash Equivalents at the End of the Period	$201,275	$109,357

Noncash Activities:
Acquisition of real estate in settlement of loans	$1,273	$558
Transfer of securities from AFS to HTM	$—	$176,181

Cash Paid During The Period:
Interest on deposits and borrowed funds	$62,545	$22,366
Federal income taxes	$3,100	$6,600
State income taxes	$330	$—
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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations at September 30, 2023 and for the three and nine month periods ended September 30, 2023 and 2022 are not necessarily indicative of the results expected for the full year or any other interim period. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for credit losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and the valuation of investment securities.

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

Accounting Pronouncements Not Yet Adopted

None.

Note 3. Securities

A summary comparison of securities by type at September 30, 2023 and December 31, 2022 is shown below.

	September 30, 2023				December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasuries	$50,183	$—	$(769)	$49,414	$100,642	$—	$(2,142)	$98,500
U.S. Government Agencies	—	—	—	—	—	—	—	—
Corporate debt securities	16,750	—	(1,558)	15,192	16,750	—	(752)	15,998
Municipal bonds	13,715	10	(746)	12,979	14,742	31	(426)	14,347
Mortgage-backed securities	2,536	—	(264)	2,272	2,711	—	(98)	2,613
Total available for sale securities	$83,184	$10	$(3,337)	$79,857	$134,845	$31	$(3,418)	$131,458

Held to maturity:
U.S. Government Agencies	$265,680	$—	$(77,067)	$188,613	$265,032	$—	$(69,503)	$195,529
Corporate debt securities	55,024	—	(8,866)	46,158	55,036	—	(8,005)	47,031
Total held to maturity securities	$320,704	$—	$(85,933)	$234,771	$320,068	$—	$(77,508)	$242,560

The scheduled maturities of securities at September 30, 2023, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to calls or prepayments. Mortgage-backed securities are not due at a single maturity because of amortization and potential prepayment of the underlying mortgages. For this reason, they are presented separately in the maturity table below:

	At September 30, 2023
(in thousands)	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$51,091	$50,317
Due after one year through five years	2,842	2,776
Due after five years through 10 years	20,078	18,427
Over 10 years	6,637	6,065
Subtotal	80,648	77,585
Mortgage-backed securities	2,536	2,272
Total available for sale securities	$83,184	$79,857

Held to maturity:
Due in one year or less	$—	$—
Due after one year through five years	2,253	2,029
Due after five years through 10 years	115,461	93,746
Over 10 years	202,990	138,996
Total held to maturity securities	$320,704	$234,771

At September 30, 2023, $163.8 million of First Guaranty's securities were pledged to secure public funds deposits and borrowings. The pledged securities had a market value of $119.6 million as of September 30, 2023.

Accrued interest receivable on First Guaranty's investment securities was $2.6 million and $2.0 million at September 30, 2023 and December 31, 2022, respectively, and was included in accrued interest receivable on the consolidated balance sheet. First Guaranty had a $0.1 million allowance for credit losses related to the held to maturity portfolio at September 30, 2023.

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at September 30, 2023.

				At September 30, 2023
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	—	$—	$—	3	$49,414	$(769)	3	$49,414	$(769)
Corporate debt securities	—	—	—	16	15,192	(1,558)	16	15,192	(1,558)
Municipal bonds	24	6,155	(135)	41	5,651	(611)	65	11,806	(746)
Mortgage-backed securities	—	—	—	5	2,272	(264)	5	2,272	(264)
Total available for sale securities	24	$6,155	$(135)	65	$72,529	$(3,202)	89	$78,684	$(3,337)

Held to maturity:
U.S. Government Agencies	—	$—	$—	29	$188,614	$(77,067)	29	$188,614	$(77,067)
Corporate debt securities	—	—	—	58	46,157	(8,866)	58	46,157	(8,866)
Total held to maturity securities	—	$—	$—	87	$234,771	$(85,933)	87	$234,771	$(85,933)

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

As of September 30, 2023, 176 of First Guaranty's debt securities had unrealized losses totaling 22.2% of the individual securities' amortized cost basis and 22.1% of First Guaranty's total amortized cost basis of the investment securities portfolio. 152 of the 176 securities had been in a continuous loss position for over 12 months at such date. The 152 securities had an aggregate amortized cost basis of $396.4 million and an unrealized loss of $89.1 million at September 30, 2023. Management has determined that the declines in the fair value of these securities was not attributed to credit losses, and no allowance for credit losses was recorded for available for sale securities at September 30, 2023.

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

Corporate debt securities in a loss position consist primarily of corporate bonds issued by businesses in the financial, insurance, utility, manufacturing, industrial, consumer products and oil and gas industries. There was one held to maturity corporate security with a credit related impairment loss at September 30, 2023. First Guaranty believes that the remaining issuers will be able to fulfill the obligations of these securities based on evaluations described above. First Guaranty has the ability and intent to hold these securities until they recover, which could be at their maturity dates.

There was one charge-off, net of recovery, of $0.1 million recognized on a corporate security classed as held to maturity during the nine months ended September 30, 2023. There was a $0.1 million provision for credit losses recognized on securities during the nine months ended September 30, 2023.

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

At September 30, 2023, First Guaranty's exposure to bond issuers that exceeded 10% of shareholders' equity is below:

	At September 30, 2023
(in thousands)	Amortized Cost	Fair Value
U.S. Government Treasuries (U.S.)	$50,183	$49,414
Federal Home Loan Bank (FHLB)	32,170	24,081
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	97,439	64,373
Federal Farm Credit Bank (FFCB)	138,606	102,430
Total	$318,398	$240,298

Note 4. Loans

The following table summarizes the components of First Guaranty's loan portfolio as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$342,246	12.6%	$233,091	9.2%
Farmland	31,361	1.1%	24,823	1.0%
1- 4 Family	419,045	15.5%	366,330	14.5%
Multifamily	121,206	4.5%	119,785	4.7%
Non-farm non-residential	1,052,750	38.9%	992,929	39.3%
Total Real Estate	1,966,608	72.6%	1,736,958	68.7%
Non-Real Estate:
Agricultural	47,949	1.8%	39,045	1.5%
Commercial and industrial (1)	354,836	13.1%	385,279	15.3%
Commercial leases	292,208	10.8%	317,574	12.6%
Consumer and other	46,068	1.7%	47,864	1.9%
Total Non-Real Estate	741,061	27.4%	789,762	31.3%
Total Loans Before Unearned Income	2,707,669	100.0%	2,526,720	100.0%
Unearned income	(8,276)		(7,643)
Total Loans Net of Unearned Income	$2,699,393		$2,519,077

(1) Includes PPP loans fully guaranteed by the SBA of $3.1 million and $5.9 million at September 30, 2023 and December 31, 2022, respectively.

Accrued interest receivable on First Guaranty's loans totaled $14.2 million and $11.0 million at September 30, 2023 and December 31, 2022, respectively, and is included in accrued interest receivable on the consolidated balance sheet. Accrued interest receivable is excluded from First Guaranty's estimate of the allowance for credit losses.

The following table summarizes fixed and floating rate loans by contractual maturity, excluding nonaccrual loans, as of September 30, 2023 and December 31, 2022 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	September 30, 2023			December 31, 2022
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$276,228	$108,575	$384,803	$234,921	$137,203	$372,124
More than one to five years	834,137	321,496	1,155,633	900,960	339,894	1,240,854
More than five to 15 years	90,625	249,955	340,580	114,425	216,251	330,676
Over 15 years	300,164	500,934	801,098	261,209	308,291	569,500
Subtotal	$1,501,154	$1,180,960	2,682,114	$1,511,515	$1,001,639	2,513,154
Nonaccrual loans			25,555			13,566
Total Loans Before Unearned Income			2,707,669			2,526,720
Unearned income			(8,276)			(7,643)
Total Loans Net of Unearned Income			$2,699,393			$2,519,077

Included in floating rate loans are loans that adjust to a floating rate following an initial fixed rate period. The initial fixed rate periods are typically one, three, or five years.

The following tables present the age analysis of past due loans at September 30, 2023 and December 31, 2022:

	As of September 30, 2023
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$2,644	$846	$3,490	$338,756	$342,246	$182
Farmland	418	3,567	3,985	27,376	31,361	2,693
1- 4 family	2,933	7,420	10,353	408,692	419,045	594
Multifamily	—	537	537	120,669	121,206	—
Non-farm non-residential	1,096	9,359	10,455	1,042,295	1,052,750	955
Total Real Estate	7,091	21,729	28,820	1,937,788	1,966,608	4,424
Non-Real Estate:
Agricultural	155	1,439	1,594	46,355	47,949	61
Commercial and industrial	5,073	6,486	11,559	343,277	354,836	3,659
Commercial leases	—	1,799	1,799	290,409	292,208	—
Consumer and other	1,374	2,246	3,620	42,448	46,068	—
Total Non-Real Estate	6,602	11,970	18,572	722,489	741,061	3,720
Total Loans Before Unearned Income	$13,693	$33,699	$47,392	$2,660,277	$2,707,669	$8,144
Unearned income					(8,276)
Total Loans Net of Unearned Income					$2,699,393

	As of December 31, 2022
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$1,029	$652	$1,681	$231,410	$233,091	$427
Farmland	357	290	647	24,176	24,823	—
1- 4 family	4,512	4,158	8,670	357,660	366,330	332
Multifamily	874	157	1,031	118,754	119,785	157
Non-farm non-residential	1,133	3,849	4,982	987,947	992,929	103
Total Real Estate	7,905	9,106	17,011	1,719,947	1,736,958	1,019
Non-Real Estate:
Agricultural	120	1,622	1,742	37,303	39,045	—
Commercial and industrial	1,369	942	2,311	382,968	385,279	123
Commercial leases	—	1,799	1,799	315,775	317,574	—
Consumer and other	1,997	1,239	3,236	44,628	47,864	—
Total Non-Real Estate	3,486	5,602	9,088	780,674	789,762	123
Total Loans Before Unearned Income	$11,391	$14,708	$26,099	$2,500,621	$2,526,720	$1,142
Unearned income					(7,643)
Total Loans Net of Unearned Income					$2,519,077

The tables above include $25.6 million and $13.6 million of nonaccrual loans at September 30, 2023 and December 31, 2022, respectively. See the tables below for more detail on nonaccrual loans.

The following is a summary of nonaccrual loans by class at the dates indicated:

	As of September 30, 2023
(in thousands)	With Related Allowance	Without Related Allowance	Total
Real Estate:
Construction & land development	$664	$—	$664
Farmland	517	357	874
1- 4 family	4,387	2,440	6,827
Multifamily	—	537	537
Non-farm non-residential	8,403	—	8,403
Total Real Estate	13,971	3,334	17,305
Non-Real Estate:
Agricultural	439	939	1,378
Commercial and industrial	2,807	20	2,827
Commercial leases	—	1,799	1,799
Consumer and other	2,246	—	2,246
Total Non-Real Estate	5,492	2,758	8,250
Total Nonaccrual Loans	$19,463	$6,092	$25,555

(in thousands)	As of December 31, 2022
Real Estate:
Construction & land development	$225
Farmland	290
1- 4 family	3,826
Multifamily	—
Non-farm non-residential	3,746
Total Real Estate	8,087
Non-Real Estate:
Agricultural	1,622
Commercial and industrial	819
Commercial leases	1,799
Consumer and other	1,239
Total Non-Real Estate	5,479
Total Nonaccrual Loans	$13,566

The following table presents First Guaranty's loan portfolio by credit quality classification and origination year as of the date indicated:

	As of September 30, 2023
	Term Loans by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Real Estate:
Construction & land development:
Pass	$94,253	$120,755	$74,155	$3,426	$8,646	19,117	$15,216	$335,568
Special Mention	488	1,564	241	—	970	7	—	3,270
Substandard	—	587	552	263	94	1,912	—	3,408
Doubtful	—	—	—	—	—	—	—	—
Total Construction & land development	94,741	122,906	74,948	3,689	9,710	21,036	15,216	342,246
Current period gross charge-offs	—	—	—	—	—	—	—	—
Farmland
Pass	8,482	4,050	3,483	1,821	499	2,753	1,209	22,297
Special Mention	—	201	—	564	—	369	—	1,134
Substandard	—	248	1,382	4,020	115	754	1,411	7,930
Doubtful	—	—	—	—	—	—	—	—
Total Farmland	8,482	4,499	4,865	6,405	614	3,876	2,620	31,361
Current period gross charge-offs	—	—	—	—	—	—	—	—
1- 4 family
Pass	77,518	114,091	72,631	43,083	20,425	49,144	17,947	394,839
Special Mention	1,115	1,511	968	1,553	1,054	890	717	7,808
Substandard	—	2,403	5,224	1,236	2,224	4,449	862	16,398
Doubtful	—	—	—	—	—	—	—	—
Total 1- 4 family	78,633	118,005	78,823	45,872	23,703	54,483	19,526	419,045
Current period gross charge-offs	—	—	—	—	—	101	—	101
Multifamily
Pass	10,072	76,606	6,183	15,166	1,879	6,799	2,297	119,002
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	2,204	—	2,204
Doubtful	—	—	—	—	—	—	—	—
Total Multifamily	10,072	76,606	6,183	15,166	1,879	9,003	2,297	121,206
Current period gross charge-offs	—	—	—	—	—	—	—	—
Non-farm non-residential
Pass	146,365	248,193	113,614	89,749	89,734	264,840	34,830	987,325
Special Mention	712	1,417	—	—	—	14,214	706	17,049
Substandard	250	18,877	18,299	66	—	6,111	4,773	48,376
Doubtful	—	—	—	—	—	—	—	—
Total non-farm non-residential	147,327	268,487	131,913	89,815	89,734	285,165	40,309	1,052,750
Current period gross charge-offs	—	—	—	138	—	—	—	138
Total Real Estate	339,255	590,503	296,732	160,947	125,640	373,563	79,968	1,966,608

Non-Real Estate:
Agricultural
Pass	2,573	11,177	3,451	1,595	1,745	2,538	21,499	44,578
Special Mention	—	49	154	—	—	—	24	227
Substandard	—	—	537	306	20	2,220	61	3,144
Doubtful	—	—	—	—	—	—	—	—
Total Agricultural	2,573	11,226	4,142	1,901	1,765	4,758	21,584	47,949
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial
Pass	22,505	30,328	60,749	54,893	6,815	28,839	137,583	341,712

Special Mention	95	129	2,120	254	—	1,037	3,353	6,988
Substandard	—	629	308	1,023	27	3,924	225	6,136
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and industrial	22,600	31,086	63,177	56,170	6,842	33,800	141,161	354,836
Current period gross charge-offs	—	5	—	69	—	—	—	74
Commercial leases
Pass	56,229	132,196	75,680	7,025	5,268	8	—	276,406
Special Mention	—	12,248	1,755	—	—	—	—	14,003
Substandard	—	1,799	—	—	—	—	—	1,799
Doubtful	—	—	—	—	—	—	—	—
Total Commercial leases	56,229	146,243	77,435	7,025	5,268	8	—	292,208
Current period gross charge-offs	—	—	—	—	—	—	—	—
Consumer and other loans
Pass	9,560	10,115	7,383	6,634	797	7,568	65	42,122
Special Mention	44	232	398	136	41	29	—	880
Substandard	135	1,189	995	538	113	96	—	3,066
Doubtful	—	—	—	—	—	—	—	—
Total Consumer and other loans	9,739	11,536	8,776	7,308	951	7,693	65	46,068
Current period gross charge-offs	337	580	544	236	9	26	—	1,732
Total Non-Real Estate	91,141	200,091	153,530	72,404	14,826	46,259	162,810	741,061
Total Loans
Pass	427,557	747,511	417,329	223,392	135,808	381,606	230,646	2,563,849
Special Mention	2,454	17,351	5,636	2,507	2,065	16,546	4,800	51,359
Substandard	385	25,732	27,297	7,452	2,593	21,670	7,332	92,461
Doubtful	—	—	—	—	—	—	—	—
Total Loans Before Unearned Income	$430,396	$790,594	$450,262	$233,351	$140,466	$419,822	$242,778	$2,707,669
Unearned income								(8,276)
Total Loans Net of Unearned Income								$2,699,393
Total Current Period Gross Charge-offs	$337	$585	$544	$443	$9	$127	$—	$2,045

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

.

Note 5. Allowance for Credit Losses on Loans

A summary of changes in the allowance for credit losses, by portfolio type, for the nine months ended September 30, 2023 and 2022 are as follows:

	For the Nine Months Ended September 30,
	2023
(in thousands)	Beginning Allowance (12/31/2022)	ASC 326 Adoption Day 1 Adjustment	Charge-offs	Recoveries	Provision	Ending Allowance (9/30/2023)
Real Estate:
Construction & land development	$1,232	$1,891	$—	$7	$485	$3,615
Farmland	83	(39)	—	—	16	60
1- 4 family	1,761	3,465	(101)	8	1,165	6,298
Multifamily	746	1,418	—	—	(21)	2,143
Non-farm non-residential	9,280	307	(138)	221	2,203	11,873
Total Real Estate	13,102	7,042	(239)	236	3,848	23,989
Non-Real Estate:
Agricultural	240	(98)	—	410	(423)	129
Commercial and industrial	2,194	2,971	(74)	181	(1,717)	3,555
Commercial leases	4,879	(162)	—	—	(2,633)	2,084
Consumer and other	2,506	(1,042)	(1,732)	338	1,416	1,486
Unallocated	597	(591)	—	—	687	693
Total Non-Real Estate	10,416	1,078	(1,806)	929	(2,670)	7,947
Total	$23,518	$8,120	$(2,045)	$1,165	$1,178	$31,936

	For the Nine Months Ended September 30,
	2022
(in thousands)	Beginning Allowance (12/31/2021)	Charge-offs	Recoveries	Provision	Ending Allowance (9/30/2022)
Real Estate:
Construction & land development	$769	$(66)	$339	$145	$1,187
Farmland	478	—	—	(378)	100
1- 4 family	1,921	(94)	37	43	1,907
Multifamily	940	—	452	(291)	1,101
Non-farm non-residential	12,730	(598)	250	(2,719)	9,663
Total Real Estate	16,838	(758)	1,078	(3,200)	13,958
Non-Real Estate:
Agricultural	183	(460)	133	401	257
Commercial and industrial	2,363	(437)	72	672	2,670
Commercial leases	2,486	(150)	3	458	2,797
Consumer and other	1,371	(3,274)	334	3,679	2,110
Unallocated	788	—	—	888	1,676
Total Non-Real Estate	7,191	(4,321)	542	6,098	9,510
Total	$24,029	$(5,079)	$1,620	$2,898	$23,468

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio and by recoveries. The result is an allocation of the credit loss reserve from one category to another.

A summary of the allowance along with loans and leases individually and collectively evaluated are as follows:

	As of September 30, 2023
(in thousands)	Allowance Individually Evaluated	Allowance Collectively Evaluated	Total Allowance for Credit Losses	Loans Individually Evaluated	Loans Collectively Evaluated	Total Loans before Unearned Income
Real Estate:
Construction & land development	$—	$3,615	$3,615	$—	$342,246	$342,246
Farmland	—	60	60	3,187	28,174	31,361
1- 4 family	317	5,981	6,298	3,637	415,408	419,045
Multifamily	—	2,143	2,143	537	120,669	121,206
Non-farm non-residential	2,902	8,971	11,873	45,158	1,007,592	1,052,750
Total Real Estate	3,219	20,770	23,989	52,519	1,914,089	1,966,608
Non-Real Estate:
Agricultural	—	129	129	1,480	46,469	47,949
Commercial and industrial	548	3,007	3,555	1,712	353,124	354,836
Commercial leases	—	2,084	2,084	1,799	290,409	292,208
Consumer and other	—	1,486	1,486	—	46,068	46,068
Unallocated	—	693	693	—	—	—
Total Non-Real Estate	548	7,399	7,947	4,991	736,070	741,061
Total	$3,767	$28,169	$31,936	$57,510	$2,650,159	2,707,669
Unearned Income						(8,276)
Total Loans Net of Unearned Income						$2,699,393

All loans individually evaluated for impairment as of September 30, 2023 were considered collateral dependent loans.

	As of December 31, 2022
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Individually Evaluated for Purchased Credit-Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Individually Evaluated for Purchased Credit-Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$—	$—	$1,232	$1,232	$68	$301	$232,722	$233,091
Farmland	—	—	83	83	4,240	—	20,583	24,823
1- 4 family	—	—	1,761	1,761	949	1,311	364,070	366,330
Multifamily	—	—	746	746	—	—	119,785	119,785
Non-farm non-residential	666	512	8,102	9,280	4,095	1,904	986,930	992,929
Total Real Estate	666	512	11,924	13,102	9,352	3,516	1,724,090	1,736,958
Non-Real Estate:
Agricultural	—	—	240	240	2,366	—	36,679	39,045
Commercial and industrial	412	212	1,570	2,194	5,919	742	378,618	385,279
Commercial leases	1,799	—	3,080	4,879	1,799	—	315,775	317,574
Consumer and other	—	—	2,506	2,506	—	—	47,864	47,864
Unallocated	—	—	597	597	—	—	—	—
Total Non-Real Estate	2,211	212	7,993	10,416	10,084	742	778,936	789,762
Total	$2,877	$724	$19,917	$23,518	$19,436	$4,258	$2,503,026	2,526,720
Unearned Income								(7,643)
Total loans net of unearned income								$2,519,077

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

Note 6. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment testing. Other intangible assets continue to be amortized over their useful lives. First Guaranty's goodwill is the difference in purchase price over the fair value of net assets acquired from its acquisition of Homestead Bancorp in 2007, Premier Bancshares, Inc. in 2017 and Union Bancshares, Incorporated in 2019. Goodwill totaled $12.9 million at September 30, 2023 and December 31, 2022. No impairment charges have been recognized on First Guaranty's intangible assets since acquisition. Loan servicing assets totaled $0.5 million at September 30, 2023 and December 31, 2022. Other intangible assets recorded include core deposit intangibles, which are subject to amortization. The weighted-average amortization period remaining for First Guaranty's core deposit intangibles is 5.5 years at September 30, 2023. The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions.

Note 7. Other Real Estate (ORE)

Other real estate owned consists of the following at the dates indicated:

(in thousands)	September 30, 2023	December 31, 2022
Real Estate Owned Acquired by Foreclosure:
Residential	$194	$113
Construction & land development	251	—
Non-farm non-residential	690	—
Total Other Real Estate Owned and Foreclosed Property	1,135	113
Allowance	—	—
Net Other Real Estate Owned and Foreclosed Property	$1,135	$113

Loans secured by one-to-four family residential properties in the process of foreclosure totaled $2.0 million as of September 30, 2023.

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

Below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at September 30, 2023 and December 31, 2022:

Contract Amount

(in thousands)	September 30, 2023	December 31, 2022
Commitments to Extend Credit	$378,250	$246,968
Unfunded Commitments under lines of credit	$227,279	$253,906
Commercial and Standby letters of credit	$14,170	$14,222

Allowance For Credit Losses - Off- Balance-Sheet Credit Exposures

The provision for credit losses on unfunded commitments was $0.1 million and $0.2 million for the three and nine months ended September 30, 2023. The ACL on off-balance-sheet credit exposures total $2.9 million at January 1, 2023 upon the adoption of ASC 326, and $3.1 million at September 30, 2023 and is included in other liabilities on the accompanying consolidated balance sheets.

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified within Level 3 in First Guaranty's portfolio as of September 30, 2023 includes corporate debt and municipal securities.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	September 30, 2023	December 31, 2022
Available for Sale Securities Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$49,414	$98,466
Level 2: Significant Other Observable Inputs	20,112	21,890
Level 3: Significant Unobservable Inputs	10,331	11,102
Securities available for sale measured at fair value	$79,857	$131,458

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

The change in Level 1 securities available for sale from December 31, 2022 to September 30, 2023 was due to a net decrease in Treasury bills of $49.1 million. There were no transfers between Level 2 and Level 3 from December 31, 2022 to September 30, 2023. There were no transfers between Level 1 and 2 securities available for sale from December 31, 2022 to September 30, 2023.

The following table reconciles assets measured at fair value on a recurring basis using unobservable inputs (Level 3):

Level 3 Changes
(in thousands)	September 30, 2023
Balance, beginning of year	$11,102
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	(282)
Purchases, sales, issuances and settlements, net	(489)
Transfers in and/or out of Level 3	—
Balance as of end of period	$10,331

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held as of September 30, 2023.

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of September 30, 2023 and December 31, 2022, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At September 30, 2023	At December 31, 2022
Impaired Loans - Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	—	—
Level 3: Significant Unobservable Inputs	6,650	2,251
Impaired loans measured at fair value	$6,650	$2,251

Other Real Estate Owned - Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	1,135	—
Level 3: Significant Unobservable Inputs	—	113
Other real estate owned measured at fair value	$1,135	$113

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

Other Unrecognized Financial Instruments.

The fair value of commitments to extend credit is estimated using the fees charged to enter into similar legally binding agreements, taking into account the remaining terms of the agreements and customers' credit ratings. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit are based on fees charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2023 and December 31, 2022, the fair value of guarantees under commercial and standby letters of credit was not material.

The carrying amounts and estimated fair values of financial instruments at September 30, 2023 were as follows:

	Fair Value Measurements at September 30, 2023 Using
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets
Cash and due from banks	$200,825	$200,825	$—	$—	$200,825
Federal funds sold	450	450	—	—	450
Securities, available for sale	79,857	49,414	20,112	10,331	79,857
Securities, held for maturity	320,624	—	234,771	—	234,771
Loans held for sale	—	—	—	—	—
Loans, net	2,667,457	—	—	2,514,556	2,514,556
Cash surrender value of BOLI	5,823	—	—	5,823	5,823
Accrued interest receivable	16,728	—	—	16,728	16,728

Liabilities
Deposits	$2,815,009	$—	$—	$2,807,472	2,807,472
Short-term advances from Federal Home Loan Bank	125,000			125,000	125,000
Short-term borrowings	20,000	—	—	20,000	20,000
Repurchase agreements	7,659	—	—	7,660	7,660
Accrued interest payable	10,780	—	—	10,780	10,780
Long-term advances from Federal Home Loan Bank	155,000	—	—	152,143	152,143
Senior long-term debt	20,306	—	—	20,312	20,312
Junior subordinated debentures	15,000	—	—	15,000	15,000

The carrying amounts and estimated fair values of financial instruments at December 31, 2022 were as follows:

		Fair Value Measurements at December 31, 2022 Using
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets
Cash and due from banks	$82,796	$82,796	$—	$—	$82,796
Federal funds sold	423	423	—	—	423
Securities, available for sale	131,458	98,466	21,890	11,102	131,458
Securities, held for maturity	320,068	—	242,560	—	242,560
Loans, net	2,495,559	—	—	2,404,402	2,404,402
Cash surrender value of BOLI	5,712	—	—	5,712	5,712
Accrued interest receivable	13,002	—	—	13,002	13,002

Liabilities
Deposits	$2,723,792	$—	$—	$2,717,471	2,717,471
Short-term advances from Federal Home Loan Bank	120,000	—	—	120,000	120,000
Short-term borrowings	20,000	—	—	20,000	20,000
Repurchase agreements	6,442	—	—	6,509	6,509
Accrued interest payable	4,289	—	—	4,289	4,289
Long-term advances from Federal Home Loan Bank	—	—	—	—	—
Senior long-term debt	21,927	—	—	21,938	21,938
Junior subordinated debentures	15,000	—	—	15,000	15,000

There is no material difference between the contract amount and the estimated fair value of off-balance sheet items that are primarily comprised of short-term unfunded loan commitments that are generally at market prices.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of First Guaranty's financial condition and results of operations is intended to highlight the significant factors affecting First Guaranty's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data at September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly First Guaranty's financial position and results of operations for such periods.

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

Third Quarter and Nine Months Ended September 30, 2023 Financial Overview

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

Financial highlights for the third quarter and nine months ended September 30, 2023 are as follows:

•Total assets increased $266.9 million to $3.4 billion, or 8.5% at September 30, 2023 when compared with December 31, 2022. Total loans at September 30, 2023 were $2.7 billion, an increase of $180.3 million, or 7.2%, compared with December 31, 2022. Total deposits were $2.8 billion at September 30, 2023, an increase of $91.2 million, or 3.3%, compared with December 31, 2022. Retained earnings were $69.2 million at September 30, 2023, a decrease of $7.1 million compared to $76.4 million at December 31, 2022. Shareholders' equity was $238.8 million and $235.0 million at September 30, 2023 and December 31, 2022, respectively.

•Net income for the third quarter of 2023 and 2022 was $1.8 million and $8.1 million, respectively, a decrease of $6.3 million or 78.0%. Net income for the nine months ended September 30, 2023 and 2022 was $7.9 million and $23.8 million, respectively, a decrease of $15.8 million or 66.7%.

•Earnings per common share were $0.10 and $0.70 for the third quarter of 2023 and 2022, respectively, and $0.56 and $2.05 for the nine months ended September 30, 2023 and September 30, 2022, respectively. Total weighted average shares outstanding were 11,431,083 and 10,716,796 for the third quarter of 2023 and 2022, respectively, and 11,022,919 and 10,716,796 for the nine months ended September 30, 2023 and 2022, respectively. The change in shares was due to the issuance of 714,287 shares of stock in a private placement in May of 2023.

•First Guaranty participated in the SBA Paycheck Protection Program ("PPP") under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The CARES Act authorized the SBA to guarantee loans under a new 7(a) loan program known as the PPP. As a qualified SBA lender, we were automatically authorized to originate PPP loans. The SBA guaranteed 100% of the PPP loans made to eligible borrowers and will forgive such loans. The program has been conducted in two phases which First Guaranty classifies as Round 1 loans (originated in 2020) and Round 2 loans (originated in 2021). As of September 30, 2023, First Guaranty had remaining Round 1 PPP loans of $0.1 million and Round 2 PPP loans of $3.1 million. No PPP fees were recognized in the third quarter of 2023 compared to $0.2 million in the third quarter of 2022. $16,000 in PPP fees were recognized during the nine months ended September 30, 2023 compared to $1.3 million for the nine months ended September 30, 2022.

•The allowance for credit losses was 1.18% of total loans at September 30, 2023 compared to 0.93% at December 31, 2022.

•Net interest income for the third quarter of 2023 was $20.4 million compared to $25.4 million for the same period in 2022. Net interest income for the nine months ended September 30, 2023 was $63.7 million compared to $76.7 million for the nine months ended September 30, 2022.

•The provision for credit losses for the third quarter of 2023 was $0.6 million compared to $1.5 million for the same period in 2022. The provision for credit losses for the nine months ended September 30, 2023 was $1.5 million compared to $2.9 million for the nine months ended September 30, 2022.

•First Guaranty had $1.1 million of other real estate owned as of September 30, 2023 compared to $0.1 million at December 31, 2022.

•Noninterest income for the third quarter of 2023 was $2.5 million compared to $4.0 million for the same period in 2022. Noninterest income for the nine months ended September 30, 2023 was $8.0 million compared to $8.5 million for the nine months ended September 30, 2022.

•The net interest margin for the three months ended September 30, 2023 was 2.54% which was a decrease of 92 basis points from the net interest margin of 3.46% for the same period in 2022. The net interest margin for the nine months ended September 30, 2023 was 2.75% which was a decrease of 84 basis points from the net interest margin of 3.59% for the same period in 2022. First Guaranty attributed the decrease in the net interest margin to the increase in market interest rates that began in 2022 and continued through the third quarter of 2023 that increased the cost of liabilities. Loans as a percentage of average interest earning assets increased to 83.2% at September 30, 2023 compared to 78.7% at September 30, 2022.

•Investment securities totaled $400.5 million at September 30, 2023, a decrease of $51.0 million when compared to $451.5 million at December 31, 2022. At September 30, 2023, available for sale securities, at fair value, totaled $79.9 million, a decrease of $51.6 million when compared to $131.5 million at December 31, 2022. At September 30, 2023, held to maturity securities, at amortized cost and net of the allowance for credit losses totaled $320.6 million, an increase of $0.6 million when compared to $320.1 million at December 31, 2022. The allowance for credit losses for HTM securities was $0.1 million at September 30, 2023. A provision for credit losses on HTM securities of $0.1 million was recorded in the third quarter of 2023.

•Total loans net of unearned income were $2.7 billion at September 30, 2023, a net increase of $180.3 million from December 31, 2022. Total loans net of unearned income are reduced by the allowance for credit losses which totaled $31.9 million at September 30, 2023 and $23.5 million at December 31, 2022, respectively. First Guaranty adopted ASC 326 effective January 1, 2023 and recorded a cumulative adoption adjustment to the allowance of $7.1 million.

•Nonaccrual loans increased $12.0 million to $25.6 million at September 30, 2023 compared to $13.6 million at December 31, 2022.

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

•Return on average assets for the three months ended September 30, 2023 and 2022 was 0.21% and 1.06%, respectively. Return on average assets for the nine months ended September 30, 2023 and 2022 was 0.33% and 1.07%, respectively. Return on average common equity for the three months ended September 30, 2023 and 2022 was 2.27% and 15.15%, respectively. Return on average common equity for the nine months ended September 30, 2023 and 2022 was 4.06% and 15.29%, respectively. Return on average assets is calculated by dividing annualized net income by average assets. Return on average common equity is calculated by dividing annualized net income by average common equity.

•Book value per common share was $18.00 as of September 30, 2023 compared to $18.84 as of December 31, 2022. The decrease was due primarily to a decrease in retained earnings associated with the adoption of CECL, the recent issuances of new shares, and changes in accumulated other comprehensive income ("AOCI"). AOCI is comprised of unrealized gains and losses on available for sale securities, including unrealized losses on available for sale securities at the time of transfer to held to maturity.

•First Guaranty's Board of Directors declared cash dividends of $0.16 per common share in the third quarter of 2023 and 2022. First Guaranty has paid 121 consecutive quarterly dividends as of September 30, 2023.

•First Guaranty paid preferred stock dividends of $1.7 million during the first nine months of 2023 and 2022.

•First Guaranty was a defendant in a lawsuit alleging overpayment on a loan related to a disputed interest rate. First Guaranty settled this lawsuit in February of 2023 for $0.6 million.

•On January 6, 2023, we entered into a definitive agreement to acquire Lone Star Bank, a Texas state-chartered bank with its main office in Houston, Texas. On July 10, 2023, First Guaranty, First Guaranty Bank, and Lone Star entered into a Mutual Termination Agreement and Release pursuant to which the parties mutually agreed to terminate the Merger Agreement. First Guaranty estimates that total costs associated with the Lone Star acquisition was approximately $0.5 million through September 30, 2023.

Recent Developments

On October 5, 2023, we entered into a Loan Agreement (the “Loan Agreement”) with Summit Community Bank, Inc. (“Lender”) pursuant to which Lender made (i) a term loan in the principal amount of $40.3 million (the “Term Loan”), and (ii) a revolving line of credit in the maximum principal amount of up to $21.0 million (the “Line of Credit,” and, together with the Term Loan, the “Loans”). The principal sum outstanding under the Term Loan will bear interest at a rate equal to the Prime Index Rate as published by the Wall Street Journal, reset quarterly, minus 0.50% per annum, with a floor of 4.49% per annum. The principal sum outstanding under the Line of Credit will bear interest at a rate equal to the Prime Index Rate as published by the Wall Street Journal, reset monthly, with a floor of 4.49% per annum. The principal amount due and payable under the Term Loan will be amortized over a period of forty (40) quarters and will be in quarterly installments of principal, plus accrued interest, with the final payment equal to the then-outstanding principal balance and all accrued and unpaid interest, penalties and fees due thereon due at maturity of October 5, 2033. Any outstanding amounts under the Line of Credit will be repaid with monthly installments of interest only, followed by a final payment equal to the then-outstanding principal balance and all accrued and unpaid interest, penalties and fees due thereon at maturity on October 5, 2024, unless renewed. The proceeds of the Term Loan were used to repay in full all outstanding amounts under the existing indebtedness from First Horizon Bank (formerly known as First Tennessee Bank National Association).

Financial Condition

Changes in Financial Condition from December 31, 2022 to September 30, 2023

Assets

Total assets at September 30, 2023 were $3.4 billion, an increase of $266.9 million, or 8.5%, from December 31, 2022. Assets increased primarily due to increases in net loans of $171.9 million and cash and cash equivalents of $118.1 million, partially offset by a decrease in investment securities of $51.0 million at September 30, 2023 compared to December 31, 2022.

Loans

Net loans increased $171.9 million, or 6.9%, to $2.7 billion at September 30, 2023 from December 31, 2022. Construction and land development loans increased $109.2 million principally due to advances on existing construction lines and new originations that was partially offset by the conversion of loans to permanent financing. Non-farm non-residential loan balances increased $59.8 million due to new originations. One-to-four family residential loans increased $52.7 million primarily due to new originations. Agricultural loans increased $8.9 million due to seasonal activity. Farmland loans increased $6.5 million primarily due to seasonal activity. Multifamily loans increased $1.4 million primarily due to the conversion of existing construction loans to permanent financing and the origination of new loans. Consumer and other loans decreased $1.8 million primarily due to paydowns. Commercial lease loan balances decreased $25.4 million primarily due to paydowns. First Guaranty's commercial lease portfolio generally has higher yields than commercial real estate loans but shorter average lives. Commercial and industrial loans decreased $30.4 million primarily due to paydowns. SBA PPP loans totaled $3.1 million at September 30, 2023 compared to $5.9 million at December 31, 2022. These totals are included in commercial and industrial loans. Round 1 SBA PPP loans decreased from $2.0 million at December 31, 2022 to $0.1 million at September 30, 2023 due to SBA loan forgiveness and payments received. Round 2 SBA PPP loans decreased from $3.9 million at December 31, 2022 to $3.1 million at September 30, 2023 due to SBA loan forgiveness and payments received. First Guaranty had approximately 2.9% of funded and 2.0% of unfunded commitments in our loan portfolio to businesses engaged in support or service activities for oil and gas operations. First Guaranty's hotel and hospitality portfolio totaled $195.0 million at September 30, 2023. As part of the management of risks in our loan portfolio, First Guaranty had previously established an internal guidance limit of approximately $200.0 million for its hotel and hospitality portfolio. First Guaranty's office space portfolio totaled approximately $115.0 million at September 30, 2023. First Guaranty had $359.4 million in loans related to our Texas markets at September 30, 2023 which was an increase of $25.5 million or 7.7% from $333.8 million at December 31, 2022. First Guaranty anticipates additional growth opportunities in Texas. First Guaranty had $269.3 million in loans related to our new Mideast markets in Kentucky and West Virginia at September 30, 2023 which was an increase of $58.4 million or 27.7% from $210.9 million at December 31, 2022. Syndicated loans at September 30, 2023 were $76.2 million, of which $22.9 million were shared national credits. Syndicated loans decreased $12.1 million from $88.3 million at December 31, 2022.

As of September 30, 2023, 72.6% of our loan portfolio was secured by real estate. The largest portion of our loan portfolio, at 38.9% as of September 30, 2023, was non-farm non-residential loans secured by real estate. Approximately 44.0% of the loan portfolio was based on a floating rate tied to the prime rate, Secured Overnight Financing Rate ("SOFR"), or Treasury rates as of September 30, 2023. 57.4% of the loan portfolio is scheduled to mature within five years from September 30, 2023. First Guaranty initiated a process to transfer any LIBOR indexed loans to alternative reference rates such as the prime rate or SOFR as LIBOR was discontinued for repricings after June 30, 2023.

Special mention loans increased $21.1 million to $51.4 million at September 30, 2023 compared to $30.3 million at December 31, 2022. The increase in special mention loans was primarily the result of the downgrade of one commercial lease loan relationship from pass status to special mention totaling $14.0 million and the downgrade of one commercial and industrial loan relationship from pass status to special mention totaling $4.4 million.

Substandard loans increased $49.7 million to $92.5 million at September 30, 2023 compared to $42.7 million at December 31, 2022. The increase in substandard loans was primarily the result of the downgrade of one real estate secured loan relationship in the second quarter of 2023 with an aggregate principal balance of $36.3 million as of September 30 2023. The loans are secured by shopping centers. While the loans are over collateralized based upon recent appraisals totaling $47.4 million, there is no certainty that the Bank will receive full repayment upon liquidation should that become necessary.

Net loans are reduced by the allowance for credit losses which totaled $31.9 million at September 30, 2023 and $23.5 million at December 31, 2022. First Guaranty adopted ASC 326 effective January 1, 2023 and recorded a cumulative adjustment to the allowance of $7.0 million. Loan charge-offs were $2.0 million during the first nine months of 2023 and $5.1 million during the same period in 2022. Recoveries totaled $1.2 million during the first nine months of 2023 and $1.6 million during the same period in 2022. The provision for credit losses totaled $1.5 million for the first nine months of 2023 and $2.9 million for the same period in 2022. See Note 4 of the Notes to Consolidated Financial Statements for more information on loans and Note 5 for more information on the allowance for credit losses.

Investment Securities

Investment securities at September 30, 2023 totaled $400.5 million, a decrease of $51.0 million compared to $451.5 million at December 31, 2022. The portfolio consists of both available for sale (AFS) and held to maturity securities (HTM). The securities designated as held to maturity are agency and corporate debt securities that are part of First Guaranty’s investment strategy and public funds collateralization program. We purchase securities for our investment portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and meet pledging requirements for public funds and borrowings.

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

Our available for sale securities portfolio totaled $79.9 million at September 30, 2023, a decrease of $51.6 million, or 39.3%, compared to $131.5 million at December 31, 2022. The decrease was primarily due to the maturity of U.S. Treasury securities.

Our held to maturity securities portfolio totaled $320.6 million at September 30, 2023, an increase of $0.6 million, or 0.2%, compared to $320.1 million at December 31, 2022.

At September 30, 2023, $50.3 million, or 12.6%, of the securities portfolio was scheduled to mature in less than one year. The majority of these securities were U.S. Treasury securities. $5.0 million, or 1.3%, of the securities portfolio, not including collateralized mortgage obligations and mortgage-backed securities, were scheduled to mature between one and five years. The majority of these securities were corporate bonds. $133.9 million, or 33.4%, of the securities portfolio, not including collateralized mortgage obligations and mortgage-backed securities, were scheduled to mature between five and ten years. Securities, not including collateralized mortgage obligations and mortgage-backed securities, with contractual maturity dates over 10 years totaled $209.1 million, or 52.2%, of the total securities portfolio at September 30, 2023. The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates. Prepayments of mortgages that collateralize mortgage-backed securities also affect the maturity of the securities portfolio. Based on internal forecasts as of September 30, 2023, management believes that the securities portfolio has a forecasted weighted average life of approximately 10.44 years based on the current interest rate environment. The portfolio had an estimated effective duration of 8.03 years at September 30, 2023.

There were no credit related impairment of available for sale securities during the nine months ended September 30, 2023. An allowance for credit losses of $0.1 million for held to maturity securities was recorded upon the adoption of ASC 326 and a provision of $0.1 million was recorded in the third quarter of 2023. The allowance for credit losses for held to maturity securities was $0.1 million at September 30, 2023.

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

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

(in thousands)	September 30, 2023	December 31, 2022
Nonaccrual loans:
Real Estate:
Construction and land development	$664	$225
Farmland	874	290
1- 4 family	6,827	3,826
Multifamily	537	—
Non-farm non-residential	8,403	3,746
Total Real Estate	17,305	8,087
Non-Real Estate:
Agricultural	1,378	1,622
Commercial and industrial	2,827	819
Commercial leases	1,799	1,799
Consumer and other	2,246	1,239
Total Non-Real Estate	8,250	5,479
Total nonaccrual loans	25,555	13,566

Loans 90 days and greater delinquent & accruing:
Real Estate:
Construction and land development	182	427
Farmland	2,693	—
1- 4 family	593	332
Multifamily	—	157
Non-farm non-residential	956	103
Total Real Estate	4,424	1,019
Non-Real Estate:
Agricultural	61	—
Commercial and industrial	3,659	123
Commercial leases	—	—
Consumer and other	—	—
Total Non-Real Estate	3,720	123
Total loans 90 days and greater delinquent & accruing	8,144	1,142

Total non-performing loans	33,699	14,708

Real Estate Owned:
Construction and land development	251	—
Farmland	—	—
1- 4 family	194	113
Multifamily	—	—
Non-farm non-residential	690	—
Total Real Estate Owned	1,135	113

Total non-performing assets	$34,834	$14,821

Non-performing assets to total loans	1.29%	0.59%
Non-performing assets to total assets	1.02%	0.47%
Non-performing loans to total loans	1.25%	0.58%
Nonaccrual loans to total loans	0.95%	0.54%
Allowance for credit losses to nonaccrual loans	124.97%	173.36%
Net loan charge-offs to average loans	0.05%	0.18%

At September 30, 2023, nonperforming assets totaled $34.8 million, or 1.02% of total assets, compared to $14.8 million, or 0.47%, of total assets at December 31, 2022, which represented an increase of $20.0 million, or 135.0%. The increase in non-performing assets occurred primarily due to an increase in nonaccrual loans, 90 days greater delinquent and still accruing, and other real estate owned. Nonperforming loans included loans previously classified as purchase credit deteriorated following the adoption of CECL.

Nonaccrual loans increased from $13.6 million at December 31, 2022 to $25.6 million at September 30, 2023. The increase in nonaccrual loans was concentrated primarily in non-farm non-residential, one-to four family, and commercial and industrial loans. Nonaccrual loans included $2.5 million in loans with a government guarantee. These are structured as net loss guarantees in which up to 90% of loss exposure is covered.

At September 30, 2023, loans 90 days or greater delinquent and still accruing totaled $8.1 million, an increase of $7.0 million compared to $1.1 million at December 31, 2022. The increase in loans 90 days or greater delinquent and still accruing was concentrated primarily in farmland, commercial and industrial, non-farm non-residential, one-to four family, and agricultural loans.

Other real estate owned at September 30, 2023 totaled $1.1 million, an increase of $1.0 million compared to $0.1 million at December 31, 2022. The increase was primarily due to the addition of a $0.8 million non-farm non-residential property during the first quarter of 2023. This property was related to a loan that was on nonaccrual status at December 31, 2022.

At September 30, 2023, our largest non-performing assets were comprised of the following nonaccrual loans and 90 days or greater delinquent and still accruing loans: (1) a non-farm non-residential loan that totaled $4.7 million; (2) a commercial and industrial loan that totaled $2.4 million; (3) a $2.2 million loan relationship that is classified as purchased credit deteriorated; (4) a commercial lease loan that totaled $1.8 million; (5) a farmland loan that totaled $1.6 million; (6) a non-farm non-residential loan secured by a mobile home facility that totaled $1.3 million; and (7) a farmland loan that totaled $1.1 million.

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

The allowance for credit losses on loans was $31.9 million, or 1.18% of total loans, and 94.8% of nonperforming loans at September 30, 2023.

Comparing September 30, 2023 to December 31, 2022, there were changes within the specific components of the allowance balance.

A provision for credit losses of $1.5 million was made during the nine months ended September 30, 2023 and $2.9 million for the same period in 2022. The $1.5 million provision included a $0.2 million provision for credit losses related to unfunded commitments and a $0.1 million provision for credit losses on HTM securities. The provisions made were taken to provide for current credit losses and to maintain the allowance proportionate to risks inherent in the loan portfolio.

The loan portfolio factors in the first nine months of 2023 that primarily affected the allocation of the allowance included the following:

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

•Construction and land development loans increased during the first nine months of 2023 due to advances on existing construction lines of credit and new loan originations. The allowance increase related to this portfolio was due to growth in the portfolio along with changes in the qualitative analysis of the portfolio related to economic conditions.

•One-to four-family residential loans increased $52.7 million during the first nine months of 2023. The allowance increase related to this portfolio was due to changes in the qualitative analysis of the portfolio, portfolio growth, and also the adoption of CECL.

•Multifamily loans increased during the first nine months of 2023. The allowance related to this portfolio was increased due to the adoption of the CECL methodology and due to the growth in the portfolio which increased by $1.4 million during the first nine months of 2023.

•Non-farm non-residential loans increased by $59.8 million during the first nine months of 2023. The allowance increase related to this portfolio was due primarily to growth in the portfolio and also to the adoption of CECL.

•Commercial and industrial loans decreased during the first nine months of 2023. The allowance increase related to this portfolio was due to the adoption of the CECL methodology.

•Commercial leases decreased during the first nine months of 2023 from $317.6 million at December 31, 2022 to $292.2 million at September 30, 2023. The allowance decrease related to this portfolio was due to the reduction in this portfolio and due to changes in the qualitative analysis of the portfolio related.

•Consumer and other loans decreased slightly during the first nine months of 2023. The decrease in the related loan loss allowance balance was due primarily to qualitative analysis and the adoption of the CECL methodology.

First Guaranty charged off $2.0 million in loan balances during the first nine months of 2023. The details of the $2.0 million in charged-off loans were as follows:

1.First Guaranty charged off $0.3 million in consumer loans related to Hurricane Ida relief loans during the first nine months of 2023. These loans were originated in the fall of 2021 following Hurricane Ida that impacted Louisiana in August 2021.
2.First Guaranty charged off $0.1 million on a non-farm non-residential loan during the first quarter of 2023. This loan had no remaining principal balance at September 30, 2023. The $0.7 million property related to this loan was moved to other real estate owned during the first quarter of 2023.
3.Smaller loans and overdrawn deposit accounts comprised the remaining $1.6 million of charge-offs for the first nine months of 2023.

Other information related to the allowance for credit losses is as follows:

(in thousands)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Loans:
Average outstanding balance	$2,576,793	$2,248,445
Balance at end of period	$2,699,393	$2,417,327

Allowance for Credit Losses:
Balance at beginning of year	$23,518	$24,029
Adoption of ASC 326	8,120	—
Charge-offs	(2,045)	(5,079)
Recoveries	1,165	1,620
Provision	1,178	2,898
Balance at end of period	$31,936	$23,468

Deposits

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. We regularly assess our funding needs, deposit pricing and interest rate outlooks. From December 31, 2022 to September 30, 2023, total deposits increased $91.2 million, or 3.3%, to $2.8 billion. Noninterest-bearing demand deposits decreased $66.0 million, or 12.6%, to $458.4 million at September 30, 2023. The decrease in noninterest-bearing demand deposits was primarily concentrated in individual and business noninterest-bearing demand deposits. Interest-bearing demand deposits decreased $24.7 million, or 1.7%, to $1.4 billion at September 30, 2023. The decrease in interest-bearing demand deposits was primarily concentrated in public funds and individual interest-bearing demand deposits that was partially offset by an increase in brokered interest-bearing demand deposits. Savings deposits increased $8.6 million, or 4.2%, to $214.4 million at September 30, 2023, primarily related to increases in business and individual savings deposits. Time deposits increased $173.3 million, or 32.5%, to $706.7 million at September 30, 2023, primarily due to increases in consumer and business time deposits along with increased brokered time deposits of approximately $85.6 million. First Guaranty issued $100 million of additional brokered deposits that subsequently settled in October 2023. These new brokered time deposits had maturities of two and three years. The proceeds from the new deposits were used to reduce short-term FHLB borrowings.

Management will continue to evaluate and update our product mix and related technology in its efforts to attract additional customers. We currently offer a number of deposit products that are competitively priced and designed to attract and retain customers with primary emphasis on noninterest-bearing deposits and other lower cost deposits.

As of September 30, 2023, the aggregate amount of outstanding certificates of deposit in amounts greater than $250,000 was approximately $162.7 million. At September 30, 2023, approximately $21.5 million of First Guaranty's certificates of deposit greater than $250,000 had a remaining term greater than one year.

The total amount of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) was estimated at $280.0 million at September 30, 2023. This total excludes public funds deposits that are collateralized by securities or FHLB letters of credit. The amount of uninsured deposits including collateralized public funds deposits was estimated at $858.2 million at September 30, 2023.

The following table sets forth the distribution of our time deposit accounts.

(in thousands)	September 30, 2023
Time deposits of less than $100,000	$199,224
Time deposits of $100,000 through $250,000	344,718
Time deposits of more than $250,000	162,749
Total Time Deposits	$706,691

The following table sets forth the maturity of the time deposits greater than $250,000 at September 30, 2023.

(in thousands)	September 30, 2023
Three months or less	$35,187
Three to six months	69,409
Six months to one year	36,670
One to three years	19,210
More than three years	2,273
Total Time Deposits greater than $250,000	$162,749

Public funds deposits totaled $1.1 billion at September 30, 2023 and December 31, 2022. Public funds time deposits totaled $42.5 million at September 30, 2023 compared to $32.4 million at December 31, 2022. Public funds deposits increased primarily due to increased public fund time deposits. First Guaranty has developed a program for the retention and management of public funds deposits. Since the end of 2012, First Guaranty has maintained public funds deposits in excess of $400.0 million. These deposits are from public entities such as school districts, hospital districts, sheriff departments and municipalities. The majority of these funds are under fiscal agency agreements with terms of three years or less. Deposits under fiscal agency agreements are generally stable but public entities may maintain the ability to negotiate term deposits on a specific basis including with other financial institutions. These deposits generally have stable balances as we maintain both operating accounts and time deposits for these entities. There is a seasonal component to public deposit levels associated with annual tax collections. Public funds will increase at the end of the year and during the first quarter. In addition to seasonal fluctuations, there are monthly fluctuations associated with internal payroll and short-term tax collection accounts for our public funds deposit accounts. Public funds deposit accounts are collateralized by FHLB letters of credit, by expanded reciprocal deposit insurance programs, by Louisiana municipal bonds and by eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac. First Guaranty continues to grow the proportion of its public funds portfolio that is collateralized by reciprocal deposit insurance as an alternative to pledging securities or utilizing FHLB letters of credit. First Guaranty initiated this strategy to more efficiently invest these deposits in higher yielding loans to improve the net interest margin and earnings. Total public funds collateralized by reciprocal deposit insurance programs decreased to $532.7 million at September 30, 2023 compared to $576.3 million at December 31, 2022.

The following table sets forth public funds as a percent of total deposits.

(in thousands except for %)	September 30, 2023	December 31, 2022
Public Funds:
Noninterest-bearing Demand	$7,197	$11,730
Interest-bearing Demand	1,025,522	1,022,760
Savings	41,868	46,354
Time	42,452	32,427
Total Public Funds	$1,117,039	$1,113,271
Total Deposits	$2,815,009	$2,723,792
Total Public Funds as a percent of Total Deposits	39.7%	40.9%

Borrowings

First Guaranty maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. First Guaranty had $152.7 million in short-term borrowings outstanding at September 30, 2023 compared to $146.4 million at December 31, 2022. The short-term borrowings at September 30, 2023 were comprised of short-term Federal Home Loan Bank advances of $125.0 million, a line of credit of $20.0 million, with an outstanding balance of $20.0 million and repurchase agreements of $7.7 million. First Guaranty subsequently reduced short-term borrowings in October 2023 following the issuance of $100 million of brokered time deposits with maturities of two and three years. The short-term borrowings outstanding at December 31, 2022 were comprised of short-term Federal Home Loan Bank advances of $120.0 million, a line of credit of $20.0 million with an outstanding balance of $20.0 million and repurchase agreements of $6.4 million. First Guaranty had available lines of credit of $26.5 million, with $20.0 million outstanding at September 30, 2023. A net availability of $6.5 million remained.

First Guaranty had long-term borrowings from the FHLB that totaled $155.0 million at September 30, 2023. First Guaranty converted previous short-term floating rate borrowings from the FHLB into long-term lower fixed rate borrowings in order to reduce interest expense. First Guaranty has a $20.0 million FHLB advance that matures in the first quarter of 2025, a $100.0 million FHLB advance that matures in the second quarter of 2027, and $35.0 million FHLB advance that matures in the third quarter of 2027.

First Guaranty had senior long-term debt totaling $20.3 million as of September 30, 2023 and $21.9 million at December 31, 2022.

First Guaranty had subordinated debt totaling $15.0 million at September 30, 2023 and December 31, 2022.

First Guaranty had $503.1 million in Federal Home Loan Bank letters of credit as of September 30, 2023 compared to $388.6 million at December 31, 2022. Federal Home Loan Bank letters of credit are obtained primarily for collateralizing public deposits.

Total Shareholders' Equity

Total shareholders' equity increased to $238.8 million at September 30, 2023 from $235.0 million at December 31, 2022. The increase in shareholders' equity was principally the result of an increase of $9.3 million in surplus and a decrease of $0.9 million in accumulated other comprehensive loss, partially offset by a decrease of $7.1 million in retained earnings. The $9.3 million increase in surplus was due to common stock issued in a private placement in May 2023. The decrease in accumulated other comprehensive loss was primarily attributed to the decrease in unrealized losses on available for sale securities during the nine months ended September 30, 2023. The $7.1 million decrease in retained earnings was primarily due to the adoption of CECL which had a $7.9 million after tax reduction to retained earnings, $5.4 million in cash dividends paid on shares of our common stock and $1.7 million in cash dividends paid on shares of our preferred stock, partially offset by net income of $7.9 million during the nine months ended September 30, 2023.

Results of Operations for the Third Quarter Ended September 30, 2023 and 2022

Performance Summary

Three months ended September 30, 2023 compared to the three months ended September 30, 2022. Net income for the three months ended September 30, 2023 was $1.8 million, a decrease of $6.3 million, or 78.0%, from $8.1 million for the three months ended September 30, 2022. The decrease in net income for the three months ended September 30, 2023 as compared to the prior year period was the result of several factors. First Guaranty experienced an increase in interest income and a decrease in the provision for loan losses. This increased income was offset by an increase in interest expense, a decrease in noninterest income, and an increase in noninterest expense. Loan interest income increased due to the growth in First Guaranty's loan portfolio, repricing of existing loans to higher market rates, including loan fees recognized as an adjustment to yield. Securities interest income increased due to an increase in the average yield of the investment portfolio. The decrease in the provision was related to changes within the portfolio. Factors that offset the increase in net income included an increase in interest expense due to increases in volume and market interest rates. Noninterest income decreased primarily due to a decrease on gains on the sale of loans. Noninterest expense increased primarily due to increased personnel expenses, legal and professional fees, software expense, and regulatory assessment. Earnings per common share for the three months ended September 30, 2023 was $0.10 per common share, a decrease of 85.7% or $0.60 per common share from $0.70 per common share for the three months ended September 30, 2022.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Net income for the nine months ended September 30, 2023 was $7.9 million, a decrease of $15.8 million, or 66.7%, from $23.8 million for the nine months ended September 30, 2022. The decrease in net income for the nine months ended September 30, 2023 as compared to the prior year period was the result of several factors. First Guaranty experienced an increase in interest income and a decrease in the provision for loan losses. This increased income was offset by an increase in interest expense, a decrease in noninterest income, and an increase in noninterest expense. Loan interest income increased due to the growth in First Guaranty's loan portfolio and repricing of existing loans to higher market rates, including loan fees recognized as an adjustment to yield. Securities interest income increased due to an increase in the average yield of the investment portfolio. The decrease in the provision was related to changes within the portfolio. Factors that offset the increase in net income included an increase in interest expense due to increases in volume and market interest rates. Noninterest income decreased primarily due a decrease on the sale of loans. Noninterest expense increased primarily due to increased personnel expenses, legal and professional fees, software expense, regulatory assessment, and data processing expenses. Earnings per common share for the nine months ended September 30, 2023 was $0.56 per common share, a decrease of 72.7% or $1.49 per common share from $2.05 per common share for the nine months ended September 30, 2022.

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

Three months ended September 30, 2023 compared to the three months ended September 30, 2022. Net interest income for the three months ended September 30, 2023 and 2022 was $20.4 million and $25.4 million, respectively. The decrease in net interest income for the three months ended September 30, 2023 as compared to the prior year period was primarily due to an increase in the average balance of our total interest-bearing liabilities and an increase in the average rate of our total interest-bearing liabilities, partially offset by an increase in the average balance of our total interest-earning assets and an increase in the average yield of our total interest-earning assets. For the three months ended September 30, 2023, the average balance of our total interest-bearing liabilities increased by $350.7 million to $2.6 billion primarily due to growth in interest-bearing deposits and borrowings. The average rate of our total interest-bearing liabilities increased by 244 basis points to 4.19% for the three months ended September 30, 2023 from 1.75% for the three months ended September 30, 2022. The rise in market interest rates, particularly associated with Treasury rates, contributed to the increase in our liabilities cost. The primary source of the increase in liabilities cost was associated with interest bearing demand deposits for public funds that are primarily indexed to Treasury rates. For the three months ended September 30, 2023, the average balance of our total interest-earning assets increased by $275.5 million to $3.2 billion due to strong growth in our loan portfolio. The average yield of our interest-earning assets increased by 112 basis points to 5.92% for the three months ended September 30, 2023 from 4.80% for the three months ended September 30, 2022 due to an improved mix of higher yielding assets. As a result, our net interest rate spread decreased 132 basis points to 1.73% for the three months ended September 30, 2023 from 3.05% for the three months ended September 30, 2022. Our net interest margin decreased 92 basis points to 2.54% for the three months ended September 30, 2023 from 3.46% for the three months ended September 30, 2022.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Net interest income for the nine months ended September 30, 2023 and 2022 was $63.7 million and $76.7 million, respectively. The decrease in net interest income for the nine months ended September 30, 2023 as compared to the prior year period was primarily due to an increase in the average balance of our total interest-bearing liabilities and an increase in the average rate of our total interest-bearing liabilities, partially offset by an increase in the average balance of our total interest-earning assets and an increase in the average yield of our total interest-earning assets. For the nine months ended September 30, 2023, the average balance of our total interest-bearing liabilities increased by $285.8 million to $2.5 billion due to growth in interest-bearing deposits and borrowings. The average rate of our total interest-bearing liabilities increased by 243 basis points to 3.75% for the nine months ended September 30, 2023 from 1.32% for the nine months ended September 30, 2022. The rise in market interest rates, particularly associated with Treasury rates, contributed to the increase in our liabilities cost. The primary source of the increase in liabilities cost was associated with interest bearing demand deposits for public funds that are primarily indexed to Treasury rates. For the nine months ended September 30, 2023, the average balance of our total interest-earning assets increased by $238.6 million to $3.1 billion due to strong growth in our loan portfolio. The average yield of our interest-earning assets increased by 113 basis points to 5.73% for the nine months ended September 30, 2023 from 4.60% for the nine months ended September 30, 2022 due to an improved mix of higher yielding assets. As a result, our net interest rate spread decreased 130 basis points to 1.98% for the nine months ended September 30, 2023 from 3.28% for the nine months ended September 30, 2022. Our net interest margin decreased 84 basis points to 2.75% for the nine months ended September 30, 2023 from 3.59% for the nine months ended September 30, 2022.

Interest Income

Three months ended September 30, 2023 compared to the three months ended September 30, 2022. Interest income increased $12.4 million, or 35.1%, to $47.6 million for the three months ended September 30, 2023 as compared to the prior year period. First Guaranty's loan portfolio expanded during the third quarter of 2023 due to growth associated with our loan originations and existing loans repriced to higher market rates. These factors contributed to the increase in interest income as the average balance of our total interest-earning assets, primarily associated with loans, increased, and the average yield of interest-earning assets increased. The average balance of our interest-earning assets increased $275.5 million to $3.2 billion for the three months ended September 30, 2023 as compared to the prior year. The average yield of interest-earning assets increased by 112 basis points to 5.92% for the three months ended September 30, 2023 compared to 4.80% for the three months ended September 30, 2022.

Interest income on securities increased $20,000 to $2.3 million for the three months ended September 30, 2023 as compared to the prior year period primarily as a result of an increase in average yield of securities. The average yield on securities increased 26 basis points to 2.24% for the three months ended September 30, 2023 compared to 1.98% for the nine months ended September 30, 2022 due to the decrease in lower yielding Treasury securities that matured in the second quarter of 2023. The average balance of securities decreased $48.2 million to $412.2 million for the three months ended September 30, 2023 from $460.4 million for the three months ended September 30, 2022 primarily due to a decrease in the average balance of our U.S. Treasuries securities portfolio compared to the prior year.

Interest income on loans increased $11.0 million or 34.0%, to $43.4 million for the three months ended September 30, 2023 as compared to the prior year period as a result of an increase in the average balance and average yield of loans. The average balance of loans (excluding loans held for sale) increased by $287.7 million to $2.6 billion for the three months ended September 30, 2023 from $2.3 billion for the three months ended September 30, 2022 as a result of new loan originations. The average yield on loans (excluding loans held for sale) increased by 106 basis points to 6.54% for the three months ended September 30, 2023 from 5.48% for the three months ended September 30, 2022 due to the improved mix of loans along with an increase in market interest rates.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Interest income increased $34.4 million, or 35.0%, to $132.7 million for the nine months ended September 30, 2023 as compared to the prior year period. First Guaranty's loan portfolio expanded during the first nine months of 2023 due to growth associated with our loan originations and existing loans repricing to higher market rates. These factors contributed to the increase in interest income as the average balance of our total interest-earning assets, primarily associated with loans, increased, and the average yield of interest-earning assets increased. The average balance of our interest-earning assets increased $238.6 million to $3.1 billion for the nine months ended September 30, 2023 as compared to the prior year. The average yield of interest-earning assets increased by 113 basis points to 5.73% for the nine months ended September 30, 2023 compared to 4.60% for the nine months ended September 30, 2022.

Interest income on securities increased $0.2 million to $7.1 million for the nine months ended September 30, 2023 as compared to the prior year period primarily as a result of an increase in average yield of securities. The average yield on securities increased 23 basis points to 2.29% for the nine months ended September 30, 2023 compared to 2.06% for the nine months ended September 30, 2022 due to the decrease in lower yielding Treasury securities that matured in the first nine months of 2023. The average balance of securities decreased $34.7 million to $415.4 million for the nine months ended September 30, 2023 from $450.1 million for the nine months ended September 30, 2022 primarily due to a decrease in the average balance of our U.S. Treasuries securities portfolio compared to the prior year.

Interest income on loans increased $31.4 million, or 34.8%, to $121.8 million for the nine months ended September 30, 2023 as compared to the prior year period as a result of an increase in the average balance and average yield of loans. The average balance of loans (excluding loans held for sale) increased by $328.3 million to $2.6 billion for the nine months ended September 30, 2023 from $2.2 billion for the nine months ended September 30, 2022 as a result of new loan originations. The average yield on loans (excluding loans held for sale) increased by 94 basis points to 6.32% for the nine months ended September 30, 2023 from 5.38% for the nine months ended September 30, 2022 due to the improved mix of loans along with an increase in market interest rates.

Interest Expense

Three months ended September 30, 2023 compared to the three months ended September 30, 2022. Interest expense increased $17.4 million, or 177.3%, to $27.2 million for the three months ended September 30, 2023 from $9.8 million for the three months ended September 30, 2022 due primarily to an increase in market interest rates and due to an increase in the average balance of interest-bearing liabilities. The average rate of interest-bearing demand deposits was 4.47% for the three months ended September 30, 2023 and 1.77% for the three months ended September 30, 2022. The increase in market interest rates, particularly U.S. Treasury rates, contributed to the increase in rates paid on interest-bearing demand deposits. The largest concentration of interest-bearing demand deposits is associated with public funds deposits that are primarily indexed to Treasury rates. Treasury rates increased as the Federal Reserve increased rates to address increased inflation in the U.S. economy. The average rate of time deposits increased 191 basis points during the three months ended September 30, 2023 to 3.80% as compared to the prior year period. The increase in the average rate of time deposits was due to changes in market rates. The average balance of interest-bearing liabilities increased by $350.7 million during the three months ended September 30, 2023 to $2.6 billion as compared to the prior year period. This increase was a result of a $31.7 million increase in the average balance of interest-bearing demand deposits, a $146.3 million increase in the average balance of time deposits, and a $177.2 million increase in the average balance of borrowings, offset by a $4.5 million decrease in the average balance of savings deposits.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Interest expense increased $47.5 million, or 220.7%, to $69.0 million for the nine months ended September 30, 2023 from $21.5 million for the nine months ended September 30, 2022 due primarily to an increase in market interest rates and due to an increase in the average balance of interest-bearing liabilities. The average rate of interest-bearing demand deposits was 4.05% for the nine months ended September 30, 2023 and 1.13% for the nine months ended September 30, 2022. The increase in market interest rates, particularly U.S. Treasury rates, contributed to the increase in rates paid on interest-bearing demand deposits. The largest concentration of interest-bearing demand deposits is associated with public funds deposits that are primarily indexed to Treasury rates. Treasury rates increased as the Federal Reserve increased rates to address increased inflation in the U.S. economy. The average rate of time deposits increased 139 basis points during the nine months ended September 30, 2023 to 3.28% as compared to the prior year period. The increase in the average rate of time deposits was due to changes in market rates. The average balance of interest-bearing liabilities increased by $285.8 million during the nine months ended September 30, 2023 to $2.5 billion as compared to the prior year period. This increase was a result of a $108.2 million increase in the average balance of interest-bearing demand deposits, a $71.9 million increase in the average balance of time deposits, and a $106.2 million increase in the average balance of borrowings, offset by a $0.5 million decrease in the average balance of savings deposits.

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

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
(in thousands except for %)	Average Balance	Interest	Yield/Rate (5)	Average Balance	Interest	Yield/Rate (5)
Assets
Interest-earning assets:
Interest-earning deposits with banks	$145,235	$1,897	5.18%	$109,333	$561	2.04%
Securities (including FHLB stock)	412,169	2,323	2.24%	460,370	2,303	1.98%
Federal funds sold	331	—	—%	272	—	—%
Loans held for sale	—	—	—%	—	—	—%
Loans, net of unearned income(6)	2,632,564	43,407	6.54%	2,344,868	32,386	5.48%
Total interest-earning assets	3,190,299	$47,627	5.92%	2,914,843	$35,250	4.80%

Noninterest-earning assets:
Cash and due from banks	18,418			17,611
Premises and equipment, net	62,348			58,126
Other assets	27,420			27,430
Total Assets	$3,298,485			$3,018,010

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$1,429,402	$16,102	4.47%	$1,397,720	$6,243	1.77%
Savings deposits	216,089	1,001	1.84%	220,567	267	0.48%
Time deposits	678,521	6,504	3.80%	532,253	2,533	1.89%
Borrowings	251,317	3,575	5.64%	74,078	758	4.06%
Total interest-bearing liabilities	2,575,329	$27,182	4.19%	2,224,618	$9,801	1.75%

Noninterest-bearing liabilities:
Demand deposits	461,489			554,218
Other	20,660			10,448
Total Liabilities	3,057,478			2,789,284

Shareholders' equity	241,007			228,726
Total Liabilities and Shareholders' Equity	$3,298,485			$3,018,010
Net interest income		$20,445			$25,449

Net interest rate spread (1)			1.73%			3.05%
Net interest-earning assets (2)	$614,970			$690,225
Net interest margin (3), (4)			2.54%			3.46%

Average interest-earning assets to interest-bearing liabilities			123.88%			131.03%
(1)Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)Net interest margin represents net interest income divided by average total interest-earning assets.
(4)The tax adjusted net interest margin was 2.55% and 3.47% for the above periods ended September 30, 2023 and 2022, respectively. A 21% tax rate was used to calculate the effect on securities income from tax exempt securities for the above periods ended September 30, 2023 and 2022, respectively.
(5)Annualized.
(6)Includes loan fees of $1.5 million and $1.8 million or the above periods ended September 30, 2023 and 2022, respectively. PPP loan fee income of $0 and $0.2 million was recognized for above periods ended September 30, 2023 and 2022, respectively.

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
(in thousands except for %)	Average Balance	Interest	Yield/Rate (5)	Average Balance	Interest	Yield/Rate (5)
Assets
Interest-earning assets:
Interest-earning deposits with banks	$102,976	$3,719	4.83%	$158,206	$924	0.78%
Securities (including FHLB stock)	415,442	7,130	2.29%	450,100	6,922	2.06%
Federal funds sold	391	—	—%	222	—	—%
Loans held for sale	—	—	—%	—	—	—%
Loans, net of unearned income(6)	2,576,793	121,846	6.32%	2,248,445	90,423	5.38%
Total interest-earning assets	3,095,602	$132,695	5.73%	2,856,973	$98,269	4.60%

Noninterest-earning assets:
Cash and due from banks	18,706			18,472
Premises and equipment, net	60,157			58,251
Other assets	27,707			28,461
Total Assets	$3,202,172			$2,962,157

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$1,458,405	$44,187	4.05%	$1,350,190	$11,403	1.13%
Savings deposits	211,515	2,418	1.53%	212,013	429	0.27%
Time deposits	624,190	15,304	3.28%	552,340	7,828	1.89%
Borrowings	165,508	7,127	5.76%	59,263	1,867	4.21%
Total interest-bearing liabilities	2,459,618	$69,036	3.75%	2,173,806	$21,527	1.32%

Noninterest-bearing liabilities:
Demand deposits	489,154			554,388
Other	16,954			8,424
Total Liabilities	2,965,726			2,736,618

Shareholders' equity	236,446			225,539
Total Liabilities and Shareholders' Equity	$3,202,172			$2,962,157
Net interest income		$63,659			$76,742

Net interest rate spread (1)			1.98%			3.28%
Net interest-earning assets (2)	$635,984			$683,167
Net interest margin (3), (4)			2.75%			3.59%

Average interest-earning assets to interest-bearing liabilities			125.86%			131.43%

(1)Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)Net interest margin represents net interest income divided by average total interest-earning assets.
(4)The tax adjusted net interest margin was 2.75% and 3.60% for the above periods ended September 30, 2023 and 2022, respectively. A 21% tax rate was used to calculate the effect on securities income from tax exempt securities for the above periods ended September 30, 2023 and 2022, respectively.
(5)Annualized.
(6)Includes loan fees of $4.3 million and $6.3 million or the above periods ended September 30, 2023 and 2022, respectively. PPP loan fee income of $16,000 and $1.3 million was recognized for above periods ended September 30, 2023 and 2022, respectively.

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

For the three months ended September 30, 2023, the provision for credit losses was $0.6 million compared to $1.5 million for the same period in 2022. The $0.6 million included a $0.1 million provision for credit losses related to unfunded commitments and a $0.1 million provision for credit losses on HTM securities. The decrease in the provision was attributable to the evaluation of the loan portfolio at September 30, 2023. Total charge-offs were $0.5 million for the three months ended September 30, 2023 and $1.8 million for the same period in 2022. Partially offsetting these charge-offs were recoveries that totaled $0.2 million for the three months ended September 30, 2023 and 2022.

For the nine months ended September 30, 2023, the provision for credit losses was $1.5 million compared to $2.9 million for the same period in 2022. The $1.5 million provision included a $0.2 million provision for credit losses related to unfunded commitments and a $0.1 million provision for credit losses on HTM securities. Total charge-offs were $2.0 million for the nine months ended September 30, 2023 and $5.1 million for the same period in 2022. Charge-offs for the nine months ended September 30, 2023 were concentrated in consumer relief loans associated with Hurricane Ida and a non-farm non-residential loan. Hurricane Ida consumer relief loans charge-offs totaled $0.3 million during the first nine months of 2023. Partially offsetting these charge-offs were recoveries that totaled $1.2 million for the nine months ended September 30, 2023 and $1.6 million for the same period in 2022.

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

Noninterest income totaled $2.5 million for the three months ended September 30, 2023, a decrease of $1.5 million from $4.0 million for the three months ended September 30, 2022. The decrease was primarily due to decreased gains on the sale of loans. Service charges, commissions and fees totaled $0.9 million for the three months ended September 30, 2023 compared to $0.8 million for the same period in 2022. ATM and debit card fees totaled $0.8 million for the three months ended September 30, 2023 compared to $0.9 million for the same period in 2022. Net securities losses were $0 for the three months ended September 30, 2023 and 2022. Net gains on the sale of loans were $0 for the three months ended September 30, 2023 compared to $1.6 million for the same period in 2022. Other noninterest income totaled $0.8 million for the three months ended September 30, 2023 compared to $0.7 million for the same period in 2022.

Noninterest income totaled $8.0 million for the nine months ended September 30, 2023, a decrease of $0.5 million from $8.5 million for the nine months ended September 30, 2022. The decrease was primarily due decrease gains on the sale of loans. Service charges, commissions and fees totaled $2.5 million for the nine months ended September 30, 2023 compared to $2.4 million for the same period in 2022. ATM and debit card fees totaled $2.4 million for the nine months ended September 30, 2023 compared to $2.6 million for the same period in 2022. Net securities losses were $0 for the nine months ended September 30, 2023 and compared to $17,000 for the same period in 2022. Net gains on the sale of loans were $12,000 for the nine months ended September 30, 2023 compared to $1.7 million for the same period in 2022. Other noninterest income totaled $3.1 million for the nine months ended September 30, 2023 compared to $1.9 million for the same period in 2022.

Noninterest Expense

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense and other types of expenses. Noninterest expense totaled $20.0 million for the three months ended September 30, 2023 and $17.8 million for the three months ended September 30, 2022. Salaries and benefits expense totaled $10.4 million for the three months ended September 30, 2023 and $9.2 million for the three months ended September 30, 2022. The increase was primarily due to the increase in personnel expense from new hires. Occupancy and equipment expense totaled $2.1 million for the three months ended September 30, 2023 and $2.3 million for the same period in 2022. Other noninterest expense totaled $7.4 million for the three months ended September 30, 2023 and $6.3 million for the same period in 2022.

Noninterest expense totaled $59.9 million for the nine months ended September 30, 2023 and $52.4 million for the nine months ended September 30, 2022. Salaries and benefits expense totaled $30.4 million for the nine months ended September 30, 2023 and $27.2 million for the nine months ended September 30, 2022. The increase was primarily due to the increase in personnel expense from new hires. Occupancy and equipment expense totaled $6.5 million for the nine months ended September 30, 2023 and $6.7 million for the same period in 2022. Other noninterest expense totaled $23.0 million for the nine months ended September 30, 2023 and $18.4 million for the same period in 2022. Legal and professional fees were higher due to the settlement of a lawsuit and the settlement payment made to the SEC for the Employee Stock Grant Program.

The following table presents, for the periods indicated, the major categories of other noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Other noninterest expense:
Legal and professional fees	$1,296	$982	$4,829	$2,974
Data processing	497	430	1,559	1,101
ATM fees	448	381	1,271	1,233
Marketing and public relations	463	448	1,472	1,167
Taxes - sales, capital, and franchise	558	485	1,664	1,323
Operating supplies	224	160	664	484
Software expense and amortization	1,366	1,023	3,768	2,921
Travel and lodging	330	289	1,118	810
Telephone	96	127	264	337
Amortization of core deposit intangibles	174	174	522	522
Donations	148	176	574	514
Net costs from other real estate and repossessions	124	83	243	344
Regulatory assessment	676	531	2,112	1,581
Other	1,046	1,023	2,930	3,053
Total other noninterest expense	$7,446	$6,312	$22,990	$18,364
Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other non-deductible expenses and the statutory tax rate. The provision for income taxes for the three months ended September 30, 2023 and 2022 was $0.5 million and $2.1 million, respectively. The provision for income taxes decreased due to a decrease in income before income taxes. First Guaranty's statutory tax rate was 21.0% for the three months ended September 30, 2023 and 2022.

The provision for income taxes for the nine months ended September 30, 2023 and 2022 was $2.4 million and $6.2 million, respectively. The provision for income taxes decreased due to a decrease in income before income taxes. First Guaranty's statutory tax rate was 21.0% for the nine months ended September 30, 2023 and 2022.

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

First Guaranty's cash and cash equivalents totaled $201.3 million at September 30, 2023 compared to $83.2 million at December 31, 2022. Loans maturing within one year or less at September 30, 2023 totaled $384.8 million. At September 30, 2023, time deposits maturing within one year or less totaled $507.6 million compared to $312.9 million at December 31, 2022. Time deposits maturing after one year through three years totaled $109.2 million at September 30, 2023 compared to $183.0 million at December 31, 2022. Time deposits maturing after three years totaled $89.9 million at September 30, 2023 compared to $37.4 million at December 31, 2022. First Guaranty's held to maturity ("HTM") securities portfolio at September 30, 2023 was $320.6 million, or 80.1% of the investment portfolio, compared to $320.1 million, or 70.9% at December 31, 2022. First Guaranty's available for sale ("AFS") securities portfolio was $79.9 million, or 19.9% of the investment portfolio as of September 30, 2023 compared to $131.5 million, or 29.1% of the investment portfolio at December 31, 2022. The majority of the AFS portfolio was comprised of U.S. Government Treasuries, municipal bonds and subordinated debt securities.

First Guaranty maintained a net borrowing capacity at the Federal Home Loan Bank totaling $207.7 million and $369.5 million at September 30, 2023 and December 31, 2022, respectively with $280.0 million in FHLB advances outstanding at September 30, 2023 compared to $120.0 million at December 31, 2022, respectively. The advances outstanding at September 30, 2023 were comprised of short-term advances totaling $125.0 million along with long-term advances that totaled $155.0 million. The $20.0 million long-term FHLB advance matures in the first quarter of 2025, the $100.0 million FHLB long-term advance matures in the second quarter of 2027, and the $35.0 million FHLB long-term advance matures in the third quarter of 2027. The advances outstanding at December 31, 2022 were comprised of short-term advances that totaled $120.0 million. The change in borrowing capacity with the Federal Home Loan Bank was due to changes in the value that First Guaranty receives on pledged collateral and due to First Guaranty's usage of the line. First Guaranty has increasingly transitioned public funds deposits into reciprocal deposit programs for collateralization as an alternative to FHLB letters of credit. We also maintain federal funds lines of credit at various correspondent banks with borrowing capacity of $100.5 million. As of September 30, 2023, First Guaranty had two revolving lines of credit totaling $26.5 million at the parent company level secured by a pledge of the Bank's common stock, with an outstanding balance of $20.0 million at September 30, 2023. On October 5, 2023, First Guaranty entered into a loan agreement providing for term debt in the amount of $40.3 million and a revolving line of credit in the amount of $21.0 million. The proceeds of the term loan were used to repay the $20.0 million of the line of credit outstanding as of September 30, 2023, which previous line of credit was also terminated at that time. We also have a discount window line with the Federal Reserve Bank that totaled $214.7 million at September 30, 2023 which was an increase of $185.7 million compared to availability of $29.0 million at December 31, 2022. First Guaranty did not have any advances under this facility at September 30, 2023. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources

First Guaranty's capital position is reflected in shareholders' equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total shareholders' equity increased to $238.8 million at September 30, 2023 from $235.0 million at December 31, 2022. The increase in shareholders' equity was principally the result of an increase of $9.3 million in surplus and a decrease of $0.9 million in accumulated other comprehensive loss, partially offset by a $7.1 million decrease in retained earnings, driven in large part by the one-time CECL adjustment. The $9.3 million increase in surplus was due to common stock issues in a private placement in May 2023. The decrease in accumulated other comprehensive loss was primarily attributed to the decrease in unrealized losses on available for sale securities during the nine months ended September 30, 2023. The $7.1 million decrease in retained earnings was due to an after tax CECL adjustment of $7.9 million, $5.4 million in cash dividends paid on shares of our common stock and $1.7 million in cash dividends paid on shares of our preferred stock, partially offset by net income of $7.9 million during the nine months ended September 30, 2023.

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

In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of September 30, 2023, the Bank's capital conservation buffer was 2.72% exceeding the minimum of 2.50%.

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

In addition, as a result of the legislation, the federal banking agencies have developed a "Community Bank Leverage Ratio" (the ratio of a bank's Tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A "qualifying community bank" that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered "well capitalized" under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution's risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the new Community Bank Leverage Ratio at 9%. Pursuant to the CARES Act, the federal banking agencies set the Community Bank Leverage Ratio at 8% beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the Community Bank Leverage Ratio increased to 8.5% for the calendar year. Community banks will have until January 1, 2022, before the Community Bank Leverage Ratio requirement will return to 9%. A financial institution can elect to be subject to this new definition. As of September 30, 2023, the Bank did not elect to follow the Community Bank Leverage Ratio.

At September 30, 2023, we satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.

	"Well Capitalized Minimums"	As of September 30, 2023	As of December 31, 2022
Bank:
Tier 1 Leverage Ratio	5.00%	8.94%	9.35%
Tier 1 Risk-based Capital Ratio	8.00%	9.79%	10.31%
Total Risk-based Capital Ratio	10.00%	10.72%	11.16%
Common Equity Tier One Capital Ratio	6.50%	9.79%	10.31%

Although we had over $3.0 billion in assets at September 30, 2023, under Federal Reserve guidance, First Guaranty will maintain its status as a "small bank holding company" until March 31, 2024 or earlier in certain circumstances. Once we are no longer a small bank holding company, both the Bank and First Guaranty will be required to maintain specified ratios of capital to risk-weighted assets.

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

The following interest sensitivity analysis is one measurement of interest rate risk. This analysis reflects the contractual maturity characteristics of assets and liabilities over various time periods. This analysis does not factor in prepayments or interest rate floors on loans which may significantly change the report. This table includes nonaccrual loans in their respective maturity periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at September 30, 2023 illustrated below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

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

	September 30, 2023
	Interest Sensitivity Within
(in thousands except for %)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$658,611	$337,109	$995,720	$1,703,673	$2,699,393
Securities (including FHLB stock)	13,435	50,122	63,557	350,165	413,722
Federal Funds Sold	450	—	450	—	450
Other earning assets	185,227	—	185,227	—	185,227
Total earning assets	$857,723	$387,231	$1,244,954	$2,053,838	$3,298,792

Source of Funds:
Interest-bearing accounts:
Demand deposits	$1,435,555	$—	$1,435,555	$—	$1,435,555
Savings deposits	214,371	—	214,371	—	214,371
Time deposits	129,200	378,413	507,613	199,078	706,691
Short-term borrowings	145,000	—	145,000	6,867	151,867
Long-term borrowings	20,306	—	20,306	155,000	175,306
Junior subordinated debt	15,000	—	15,000	—	15,000
Noninterest-bearing, net	—	—	—	600,002	600,002
Total source of funds	$1,959,432	$378,413	$2,337,845	$960,947	$3,298,792

Period gap	$(1,101,709)	$8,818	$(1,092,891)	$1,092,891
Cumulative gap	$(1,101,709)	$(1,092,891)	$(1,092,891)	$—

Cumulative gap as a percent of earning assets	(33.4)%	(33.1)%	(33.1)%

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

(a)Not applicable.

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

4.7	Form of Depositary Receipt representing Depositary Shares (12)
10.1	Mutual Termination Agreement and Release, dated July 10, 2023, by and among First Guaranty Bancshares, Inc., First Guaranty Bank and Lone Star Bank (13)
10.1	Loan Agreement, dated as of October 5, 2023, by and between First Guaranty Bancshares, Inc. and Summit Community Bank, Inc. (14)
10.2	Promissory Note (Term Loan) issued to Summit Community Bank, Inc. on October 5, 2023.
10.3	Promissory Note (Letter of Credit) issued to Summit Community Bank, Inc. on October 5, 2023.
10.4*	Stock Pledge and Security Agreement, dated as of October 5, 2023, by First Guaranty Bancshares, Inc. in favor of Summit Community Bank, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.INS	XBRL Instance Document.

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
(14)Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on October 12, 2023.
(15)Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on October 12, 2023.
(16)Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on October 12, 2023.
(17)Incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on October 12, 2023.

* Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any document so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, First Guaranty has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST GUARANTY BANCSHARES, INC.

Date: November 9, 2023	By: /s/ Alton B. Lewis
Alton B. Lewis
Principal Executive Officer

Date: November 9, 2023	By: /s/ Eric J. Dosch
Eric J. Dosch
Principal Financial Officer
Secretary and Treasurer