Form 10-K
period 2023-12-31
First Guaranty Bancshares, Inc.
filed 2024-03-15
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐        No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2023 was approximately $66,517,000 based upon the price from the last trade of $11.25.

As of March 14, 2024, there were issued and outstanding 12,504,717 shares of the Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)Proxy Statement for the 2024 Annual Meeting of Shareholders of the Registrant (Part III).

PART I

Special Note Regarding Forward-Looking Statements

Congress passed the Private Securities Litigation Act of 1995 in an effort to encourage corporations to provide information about their anticipated future financial performance. This act provides a safe harbor for such disclosure, which protects us from unwarranted litigation, if actual results are different from management expectations. This discussion and analysis contains forward-looking statements and reflects management's current views and estimates of future economic circumstances, industry conditions, company performance and financial results. The words "may," "should," "expect," "anticipate," "intend," "plan," "continue," "believe," "seek," "estimate", "future", "likely" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a number of factors and uncertainties, including, but not limited to, changes in general economic conditions, either nationally or in our market areas, that are worse than expected; risks related to our acquisition strategy, competition among depository and other financial institutions; inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments; adverse changes in the securities markets; changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements; our ability to enter new markets successfully and capitalize on growth opportunities; our ability to successfully integrate acquired entities, if any; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board; changes in our organization, compensation and benefit plans; changes in our financial condition or results of operations that reduce capital available to pay dividends; and changes in the financial condition or future prospects of issuers of securities that we own, which could cause our actual results and experience to differ from the anticipated results and expectations, expressed in such forward-looking statements.

Item 1 – Business

Our Company

First Guaranty Bancshares, Inc. ("First Guaranty") is a Louisiana corporation, and bank holding company headquartered in Hammond, Louisiana. Our wholly owned subsidiary, First Guaranty Bank (the "Bank"), a Louisiana state-chartered commercial bank, provides personalized commercial banking services mainly to Louisiana and Texas customers through 36 banking facilities primarily located in the metropolitan/micropolitan statistical areas ("MSAs"), of Hammond, Baton Rouge, Lafayette, Shreveport-Bossier City, Lake Charles, Alexandria, Dallas-Fort Worth-Arlington, Waco, Texas. First Guaranty expanded into Kentucky and West Virginia, our Mideast markets, in 2021 with loan and deposit production offices in Vanceburg, Kentucky. The Vanceburg location is now a branch of the bank.

Our principal business consists of attracting deposits from the general public and local municipalities in our market areas and then investing those deposits. We also generate funds from operations, borrowings in lending and investing in securities. We serve the credit needs of our customer base, including commercial real estate loans, commercial and industrial loans, commercial leases, one-to-four-family residential real estate loans, construction and land development loans, agricultural and farmland loans, and to a lesser extent, consumer and multifamily loans. We also participate in certain syndicated loans, including shared national credits, with other financial institutions.

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

At December 31, 2023, we had consolidated total assets of $3.6 billion, total deposits of $3.0 billion and total shareholders' equity of $249.6 million.

Our History and Growth

First Guaranty Bank was founded in Amite, Louisiana on March 12, 1934. While the origins of First Guaranty Bank go back 90 years, we began our modern history in 1993 when an investor group, led by Marshall T. Reynolds, our Chairman, invested $3.6 million in First Guaranty Bank as part of a recapitalization plan with the objective of building a community-focused commercial bank in our Louisiana markets. Since the implementation of that recapitalization plan, we have grown from six branches and $159 million in assets at the end of 1993 to 36 locations currently and $3.6 billion in assets at December 31, 2023. We have also paid a quarterly dividend on our common stock for 122 consecutive quarters as of December 31, 2023. On July 27, 2007, we formed First Guaranty Bancshares and completed a one-for-one share exchange that resulted in First Guaranty Bank becoming the wholly-owned subsidiary of First Guaranty Bancshares (the "Share Exchange") and First Guaranty Bancshares becoming an SEC reporting public company. In November 2015, First Guaranty completed a public stock offering selling 626,560 shares and raising $9.3 million in net proceeds. In connection with the completion of the stock offering, First Guaranty's common shares began trading on the Nasdaq Global Market.

In 2021 we issued $34.5 million of preferred stock and depositary shares that trades on the Nasdaq Global Market.

In 2023 we issued $20.0 million of common stock through two separate private placements.

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
Hammond MSA

Our Markets

Our primary market areas include the Louisiana MSAs of Hammond, Baton Rouge, Lafayette, Shreveport-Bossier City, Lake Charles and Alexandria along with the Texas MSAs of Dallas-Fort Worth-Arlington and Waco. Most of our branches are located along the major Louisiana interstates of I-12, I-55, I-10, I-49 and I-20. We have four branches in the Dallas-Fort Worth metroplex and one branch in Waco, Texas. We have a loan production office in Lake Charles, Louisiana. In 2021, First Guaranty expanded into Kentucky and West Virginia. We have a branch located in Vanceburg, Kentucky and a loan and deposit production office in Bridgeport, West Virginia that are not in MSAs. We refer to this region as our Mideast market.

Hammond MSA. We are headquartered in Hammond, Louisiana and approximately 46% of our deposits are in the Hammond MSA, our largest deposit concentration market. We had a deposit market share of 41.2% (at June 30, 2023) in the Hammond MSA, placing us first overall. Hammond is the principal city of the Hammond MSA, which includes all of Tangipahoa Parish, and is located approximately 50 miles north of New Orleans and 30 miles east of Baton Rouge. The Hammond MSA has a population of approximately 135,000. Hammond is intersected by I-55 and I-12, which are two heavily traveled interstate highways. As a result of Hammond's close proximity to New Orleans and Baton Rouge, Hammond and Tangipahoa Parish are among the fastest growing cities and Parishes in Louisiana. There is an abundance of new development, both commercial and residential, as well as numerous hotels which absorb overflowing demand for rooms near major events in New Orleans. Hammond is also the home of the main campus of Southeastern Louisiana University, with an enrollment of approximately 14,000 students.

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

Baton Rouge MSA. Baton Rouge is the capital of Louisiana and the MSA has a population of approximately 854,000. As the capital city, Baton Rouge is the political hub for Louisiana. The state government is the largest employer in Baton Rouge. Baton Rouge is the farthest inland port on the Mississippi River that can accommodate ocean-going tankers and cargo carriers. As a result, Baton Rouge's largest industry is petrochemical production and manufacturing. The ExxonMobil facility in Baton Rouge is one of the largest oil refineries in the country. Baton Rouge also has a diverse economy comprised of healthcare, education, finance and motion pictures. The main campus of Louisiana State University, with an enrollment of approximately 37,000 students, and Southern University, with an enrollment of approximately 8,000 students, are located in Baton Rouge.

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

Lafayette MSA. Lafayette is Louisiana's fourth largest city and deposit market, and is located in the Lafayette-Acadiana region. The Lafayette MSA has a population of approximately 480,000. Its major industries include oil and gas, healthcare, construction, manufacturing and agriculture. With respect to agriculture, sugarcane and rice are the leaders among the plant producers within the area, with approximately 30,000 acres of sugarcane and 51,000 acres of rice plantings. Lafayette also has numerous beef producers and fisheries. We finance agricultural loans, predominately out of our Abbeville and Jennings branches, in Southwest Louisiana. Lafayette is home to the University of Louisiana at Lafayette, with an enrollment of approximately 16,000 students.

Shreveport-Bossier City MSA. Our primary market areas in northwest Louisiana are in the Bossier and Caddo Parishes, which are a part of the Shreveport-Bossier City MSA. The Shreveport and Bossier City MSA has a population of approximately 394,000. Shreveport and Bossier City are located in northern Louisiana on I-20, approximately 15 miles from the Texas state border and 185 miles east of Dallas, Texas. Our primary market area has a diversified economy with employment in services, government and wholesale/retail trade constituting the basis of the local economy, with service jobs being the largest component. The majority of the services are health care related as Shreveport has become a regional hub for health care. The casino gaming industry, with its Las Vegas-style gaming, year-round festivals and local dining, also supports a significant number of service jobs. The energy sector has a prominent role in the regional economy, resulting from oil and gas exploration and drilling. Bossier Parish is also the home to the Barksdale Air Force Base, which has 15,000 employees.

Lake Charles MSA. First Guaranty established a loan production office in Lake Charles, LA in 2018. Lake Charles is the fifth largest city in Louisiana. The Lake Charles MSA had a population of approximately 241,000. Its major industries include petrochemical, gambling, aircraft repair, and education. Lake Charles has been the fastest growing MSA in Louisiana.

Alexandria MSA. The Union acquisition expanded First Guaranty into the Alexandria MSA with branches in Rapides and Avoyelles parishes.  Alexandria is the ninth largest city in Louisiana with a population of approximately 48,000 and is located along Interstate I-49. The Alexandria MSA has an overall population of approximately 152,000.

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

Waco MSA. The Waco MSA is located between the Dallas Forth Worth MSA and Austin, Texas with a population of approximately 302,000. The economy in the Waco MSA is also well diversified and has a small airport with regional service, although it is located around 100 miles from DFW International and Austin International Airports. Waco is the home of Baylor University with approximately 21,000 students.

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

Continue to Increase Total Loans as a Percentage of Assets. We plan to continue to change our asset composition by growing our loan portfolio to increase our total loans as a percentage of our assets. Our loan to deposit ratio was 91.3% as of December 31, 2023. The growth in our loan portfolio has broadened our customer base and reduced our exposure to fixed rate investment securities. We have invested in the internal development of our lending department along with the select addition of experienced lenders. We continue to upgrade our technology to efficiently handle both our loan and deposit customers.

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

Over the last 16 years, we have pursued a focused program to participate in syndicated loans (loans made by a group of lenders, including us, who share or participate in a specific loan, which is typically secured by business assets or equipment, and also commercial real estate) with a larger regional financial institution as the lead lender. Our focus has been to finance middle market companies whose borrowing needs typically range from $25 million to $75 million. Syndicated loans diversify our loan portfolio, increase our yield and mitigate interest rate risk due to the variable rate pricing structure of the loans. We expect to continue our syndicated lending program, but our local loan originations remain our funding priority.

We intend to grow our consumer loan portfolio principally through our residential mortgage program. We intend to leverage our existing branch network to expand our retail lending. We have expanded our technology to make it easier for both individual and business customers to bank with us through mobile and internet banking.

Expand Individual and Business Deposits and Maintain our Public Funds Program. Our deposit strategy is focused on continuing to expand our individual and business deposit bases while maintaining our public funds deposit program. Our deposit strategy leverages off the market share dominance that we have in several of our markets, such as the Hammond MSA where we had a 41.2% deposit market share at June 30, 2023, placing us first overall. Our commercial and consumer lending teams focus on building business and individual deposits concurrent with loans. Our public funds department is dedicated to maintaining strong relationships with our well diversified base of public entities. We provide a variety of services to our public funds clients. Our public funds deposit program has provided us with a stable source of funding. We will continue to concentrate on keeping many of these funds under contract as we are often the fiscal agent for these governmental agencies which helps maintain this funding.

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

Non-Farm Non-Residential Loans. Non-farm non-residential loans are an integral part of our operating strategy. We expect to continue to emphasize this business line in the future with loans to small businesses and real estate projects in our market area. At December 31, 2023 loans secured by non-farm non-residential properties totaled $1.0 billion, or 37.9% of our total loan portfolio. Our non-farm non-residential loans are secured by commercial real estate generally located in our market area, which may be owner-occupied or non-owner occupied. We may originate, participate in, or purchase real estate loans outside of our market area in order to diversify our portfolio. Our owner-occupied commercial real estate loans totaled $349.0 million, or 33.4% of total non-farm non-residential loans at December 31, 2023. Permanent loans on non-farm non-residential properties are generally originated in amounts up to 85% of the appraised value of the property for owner-occupied commercial real estate properties and up to 80% of the appraised value of the property for non- owner-occupied commercial real estate properties. We consider a number of factors in originating non-farm non-residential loans. We evaluate the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. We consider the financial resources of the borrower, the borrower's experience in owning or managing similar property and the borrower's payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that the borrower's net operating income together with the borrower's other sources of income is at least 125% of the annual debt service and the ratio of the loan amount to the appraised value of the mortgaged property. We generally obtain personal guarantees from the borrower or a third party as a condition to originating commercial real estate loans. All non-farm non-residential loans are appraised by outside independent appraisers approved by the board of directors.

Our non-farm non-residential loans are diversified by borrower and industry group, and generally secured by improved property such as hotels, office buildings, healthcare facilities, retail stores, gaming facilities, warehouses, manufacturing facilities, church buildings and other non-residential buildings. Non-farm non-residential loans are generally made at rates that adjust at or above the prime rate as reported in the Wall Street Journal, that mature in three to five years and with principal amortization for a period of up to 20 years. We will also originate fixed-rate, non-farm non-residential loans that mature in three to five years with principal amortization of up to 20 years. We have recently developed a fully amortizing loan product that will have periodic interest rate price resets which now represents the majority of our new origination and renewed loans. Our largest concentration of non-farm non-residential loans is secured by hotels, and such loans are generally made only to hotel operators known to management.

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

Commercial and Industrial Loans. Commercial and industrial loans totaled $335.0 million, or 12.1% of our total loan portfolio at December 31, 2023. Commercial and industrial loans (excluding syndicated loans) are generally made to small and mid-sized companies located within Louisiana and Texas. We also participate in government programs which guarantee portions of commercial and industrial loans such as the SBA and USDA. During 2020 and 2021, First Guaranty participated in the Paycheck Protection Program or PPP loan program. In most cases, we require collateral of equipment, accounts receivable, inventory, chattel or other assets before making a commercial business loan. We have a dedicated staff within our credit department that monitors asset-based lending and regularly conducts reviews of borrowing based certificates, aging and inventory reports, and on-site audits. Our commercial term loans totaled $130.7 million at December 31, 2023, or 39.0% of total commercial and industrial loans. Our commercial and industrial maximum loan to value limit is 80%. Our commercial term loans are generally fixed interest rate loans, indexed to the prime rate, with terms of up to five years, depending on the needs of the borrower and the useful life of the underlying collateral. Our commercial lines of credit totaled $134.8 million at December 31, 2023, or 40.2% of total commercial and industrial loans. Typically, our commercial lines of credit are adjustable rate lines, indexed to the prime interest rate, which generally mature yearly or within three years. Our underwriting standards for commercial and industrial loans include a review of the applicant's tax returns, financial statements, credit history, the underlying collateral and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan based on cash flow generated by the applicant's business. We generally obtain personal guarantees from the borrower or a third party as a condition to originating commercial and industrial loans.

Over the last 16 years, we pursued a focused program to participate in syndicated loans (loans made by a group of lenders, including us, who share or participate in a specific loan) with a larger regional financial institution as the lead lender. Syndicated loans are typically made to large businesses (which are referred to as shared national credits) or middle market companies (which do not meet the regulatory definition of shared national credits), both of which are secured by business assets or equipment, and also commercial real estate. The syndicate group for both types of loans usually consists of two to three other financial institutions. These loans are adjustable-rate loans generally tied to LIBOR. Our participation amounts typically range between $5.0 million and $15.0 million. Our focus has been to finance middle market companies whose borrowing needs typically range from $25.0 million to $75.0 million. Syndicated loans diversify our loan portfolio, increase our yield and mitigate interest rate risk due to the variable rate pricing structure of the loans. We have a defined set of credit guidelines that we use when evaluating these credits. Our credit department independently reviews all syndicate loans and our board of directors has created a special committee to oversee the underwriting and approval of these loans. At December 31, 2023, syndicated loans secured by assets other than commercial real estate totaled $51.7 million, or 15.4% of the commercial and industrial loan portfolio, of which $23.9 million were shared national credits.

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

One- to Four-Family Residential Real Estate Loans. At December 31, 2023, our one- to four-family residential real estate loans totaled $444.9 million, or 16.1% of our total loan portfolio. We originate one- to four-family residential real estate loans that are secured primarily by residential property in Louisiana and Texas. We generally originate loans in amounts up to 95% of the lesser of the appraised value or purchase price of the mortgaged property. We currently offer one- to four-family residential real estate loans with terms up to 30 years that are generally underwritten according to Fannie Mae guidelines, and we refer to loans that conform to such guidelines as "conforming loans". We generally originate fixed-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which at December 31, 2023 was $726,200 for single-family homes in our market area. At December 31, 2023, we held $19.6 million in jumbo loans exceeded the conforming loan limit at origination. We generally hold our one- to four-family residential real estate loans in our portfolio. We also originate one- to four-family residential real estate loans secured by non-owner occupied properties, but less frequently. Our fixed-rate one- to four-family residential real estate loans include loans that generally amortize on a monthly basis over periods between 10 to 30 years with maturities that range from eight to 30 years. Fixed rate one- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers have the right to refinance or prepay their loans. We do not offer one- to four-family residential real estate loans specifically designed for borrowers with sub-prime credit scores, including interest-only, negative amortization or payment option adjustable-rate mortgage loans.

Our one- to four-family loans also include home equity lines of credit that have second mortgages. At December 31, 2023, we had $1.5 million in home equity lines of credit, which represented 0.3% of our one- to four-family residential real estate loans. Our home equity products are originated in amounts, that when combined with the existing first mortgage loan, do not generally exceed 80% of the loan-to-value ratio of the subject property.

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

Multifamily Loans. On occasion we will originate loans secured by multifamily real estate. At December 31, 2023, we had $118.9 million or 4.3% of our total loan portfolio in multifamily loans. Such loans may be either fixed- or adjustable-rate loans tied to the prime rate with maturity or repricing dates up to five years and amortization schedules of up to 20 years. We will originate multifamily loans in amounts up to 80% of the value of the multifamily property. Nearly all of our multifamily loans are secured by properties in Louisiana and Texas. The underwriting of multifamily loans follows the general guidelines for our non-farm non-residential loans.

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

Construction and Land Development Loans. We offer loans to finance the construction of various types of commercial and residential property. At December 31, 2023, $399.4 million, or 14.5% of our total loan portfolio consisted of construction and land development loans. Construction loans to builders generally are offered with terms of up to 24 months and interest rates are tied to the prime lending rate. These loans generally are offered as fixed or adjustable-rate loans. We will originate residential construction loans for individual borrowers and builders, provided all necessary plans and permits have been obtained. Construction loan funds are disbursed as the project progresses. We will originate construction loans up to 80% of the estimated completed value of the project and we will originate land development loans in amounts up to 75% of the value of the property as developed. We will originate owner occupied one-to-four family residential construction loans up to 90% of the estimated completed value of the property.

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

Agricultural Loans. We are the leading lender for agricultural loans in our Southwest Louisiana market. Our agricultural lending includes loans to farmers for the purpose of cultivating rice, sugarcane, soybeans, timber, poultry and cattle. Agricultural loans are generally secured by crops, but may include additional collateral such as farm equipment or vehicles. Agricultural loans totaled $41.0 million, or 1.5% of our total loan portfolio at December 31, 2023. Such loans are generally offered with fixed rates at a margin above prime for a term of generally one year. We will originate agricultural loans in those instances where the borrower's financial strength and creditworthiness has been established. Agricultural loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower's business. A large number of our originated agricultural loans are guaranteed by the U.S. Farm Service Agency. We generally obtain personal guarantees from the borrower or a third party as a condition to originating agricultural loans.

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

Farmland Loans. We originate first mortgage loans secured by farmland. At December 31, 2023, farmland loans totaled $32.5 million, or 1.2% of our total loan portfolio. Such loans are generally fixed-rate loans at a margin over the prime rate with terms up to five years and amortization schedules of up to 40 years. Loans secured by farmland may be made in amounts up to 80% of the value of the farm. However, we will originate farmland loans in amounts up to 100% of the value of the farm if the borrower is able to secure a guarantee from the U.S. Farm Service Agency. Generally, we obtain personal guarantees of the borrower on all loans secured by farmland.

Commercial Leases. We have a commercial lease program that we have operated for seven years. We work with third parties to facilitate the sourcing of lease financing opportunities. Commercial leases generally have higher yields and shorter average lives than real estate secured loans. The weighted average size of our commercial leases was approximately $14.1 million at December 31, 2023. Commercial leases totaled $285.4 million, or 10.4% of our total loan portfolio at December 31, 2023.

Consumer and Other Loans. We make various types of secured consumer loans that are collateralized by deposits, boats and automobiles as well as unsecured consumer loans. These loans totaled $54.5 million in aggregate, or 2.0% of our total loan portfolio at December 31, 2023.

Consumer loans generally have a fixed rate at a margin over the prime rate and have terms of three years to ten years. At December 31, 2023, $20.4 million of our consumer loans were unsecured. Our procedure for underwriting consumer loans includes an assessment of the applicant's credit history and ability to meet existing obligations and payments for the proposed loan, as well as an evaluation of the value of the collateral security, if any.

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

Loan Originations, Sales, Purchases and Participations. Loan originations are derived from a number of sources such as referrals from our board of directors, existing customers, borrowers, builders, attorneys and walk-in customers. We generally retain the loans that we originate in our loan portfolio and only sell loans infrequently. We had $93.4 million at December 31, 2023 in purchased loan participations that were not syndicated loans. We had $115.3 million in purchased loans, primarily secured by real estate, at December 31, 2023. At December 31, 2023, we had $76.7 million in syndicated loans, of which $23.9 million were shared national credits.

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

Our lending activities are also subject to Louisiana statutes and internal guidelines limiting the amount we can lend to any one borrower. Subject to certain exceptions, under Louisiana law the Bank may not lend on an unsecured basis to any single borrower (i.e., any one individual or business entity and his or its affiliates) an amount in excess of 20% of the sum of the Bank's capital stock and surplus, or on a secured basis an amount in excess of 50% of the sum of the Bank's capital stock and surplus. At December 31, 2023, our secured legal lending limit was approximately $117.1 million and our unsecured legal lending limit was approximately $46.8 million.

Deposit Products

Consumer and commercial deposits are attracted principally from within our primary market area through the offering of a selection of deposit instruments including noninterest-bearing and interest-bearing demand, savings accounts and time accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate. At December 31, 2023, we held $3.0 billion in deposits.

We actively seek to obtain public funds deposits. At December 31, 2023, public funds deposits totaled $1.2 billion. We have developed a program for the retention and management of public funds deposits. These deposits are from local government entities such as school districts, hospital districts, sheriff departments and other municipalities. The majority of these deposits are under contractual terms of up to three years. Deposits under fiscal agency agreements are generally stable but public entities may maintain the ability to negotiate term deposits on a specific basis including with other financial institutions. These deposits generally have stable balances as we maintain both operating accounts and time deposits for these entities. There is a seasonal component to public deposit levels associated with annual tax collections. Public funds will increase at the end of the year and during the first quarter. In addition to seasonal fluctuations, there are monthly fluctuations associated with internal payroll and short-term tax collection accounts for our public funds deposit accounts. Public funds clients received funds associated with the CARES Act during 2021 and 2022 which increased average balances. These balances from CARES Act relief funds are anticipated to decline over time. Public funds deposit accounts are collateralized by FHLB letters of credit, reciprocal deposit insurance programs, Louisiana municipal bonds and eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac.

The interest rates paid by us on deposits are set at the direction of our executive management. Interest rates are determined based on our liquidity requirements, interest rates paid by our competitors, and our growth goals and applicable regulatory restrictions and requirements. At December 31, 2023, we had $251.2 million in brokered deposits, of which $175.8 million were time deposits and $75.4 million were money market deposits.

Investments

The objectives of our investment policy are to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and to meet pledging requirements for our public funds and other borrowings. Our investment securities consist of: (1) U.S. Treasury obligations; (2) U.S. government agency obligations; (3) mortgage-backed securities; (4) collateralized mortgage obligations; (5) corporate and other debt securities and (6) municipal bonds. Our U.S. Government agency securities comprise the largest share of our investment securities, having a fair value of $204.4 million all of which were classified as held to maturity at December 31, 2023.

The Bank's management asset liability committee and board investment committee are responsible for regular review of our investment activities and the review and approval of our investment policy. These committees monitor our investment securities portfolio and direct our overall acquisition and allocation of funds, with the goal of structuring our portfolio such that our investment securities provide us with a stable source of income but without exposing us to an excessive degree of market risk. During the last five years, our securities portfolio has generated $61.7 million of pre-tax income. For the year ended December 31, 2023, we had no allowance for credit losses on available for sale securities and a $0.1 million allowance on held to maturity securities.

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

Human Capital Resources

First Guaranty Bank recently reached the milestone of 90 years in operation, and throughout our history, we have worked to build and grow trust and relationships, operating with a strong commitment to the welfare of our customers and communities. Our workforce drives this success and longevity. Our employees are our most valuable asset. They are the face and voice of our institution. At First Guaranty we promote respect, support, and teamwork. Honesty, integrity, and fairness are paramount in all that we do. We actively recruit new employees who operate by these core values, and we continue to instill and promote these principles. We also work to cultivate professionalism, dedication, and an environment of openness, where all can contribute new ideas and innovations. This culture results in employees with passion, drive, and a deep commitment to our customers and communities. The Bank was named the number one “Best Small Bank” in the United States for the third consecutive year by Newsweek in its “America’s Best Banks” survey. We thank our employees for this distinction.

We strive to be socially responsible corporate citizens by supporting our communities and helping them to improve. Our employees are actively involved, volunteering with local charitable organizations, and helping during times of need, such as in the aftermath of hurricanes and other natural disasters. In 2023 our employees volunteered approximately 4,500 hours of service across Louisiana, in Texas, and in our newest market, the Mideast market in West Virginia and Kentucky. Employees serve both in their personal time and during work hours. In furtherance of our employees’ commitment to service, the Bank contributed over $692,000 in 2023 to charitable organizations in our communities.

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

At December 31, 2023, we had 486 full-time and 17 part-time employees. None of our employees is represented by a collective bargaining group or are parties to a collective bargaining agreement. We believe that our relations with our employees are very good.

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

Notwithstanding the foregoing, pursuant to the EGRRCPA, the FDIC finalized a rule, effective January 1, 2020, that established a community bank leverage ratio (tier 1 capital to average consolidated assets) at 9% for institutions under $10 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized. The CARES Act required that the community bank leverage ratio be temporarily lowered to 8% effective for the second quarter of 2020, and the requirement transitioned back to 9% in the first quarter of 2022. Eligible institutions may opt into and out of the community bank ratio framework on their quarterly call report. First Guaranty Bank did not elect to follow the community bank leverage ratio as of December 31, 2023.

At December 31, 2023, First Guaranty Bank exceeded all regulatory capital requirements and was considered to be well-capitalized based on FDIC guidelines.

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

As of December 31, 2023, First Guaranty Bank was considered well-capitalized.

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
As a result of the bank failures during early 2023 and in an effort to strengthen public confidence in the banking system and protect depositors, regulators imposed a special assessment on banking organizations based on a banking organization’s estimated uninsured deposits as of December 31, 2022, excluding the first $5 billion in estimated uninsured deposits. Based on our calculation, we do not expect the Bank to be impacted by this special assessment.

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

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to establish or acquire branches and merger with other depository institutions. The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system. First Guaranty Bank's latest FDIC CRA rating, dated October 11, 2022, was "satisfactory."

The federal banking agencies approved additional rules in 2023, which begin to take effect on April 1, 2024, aimed at strengthening and modernizing the CRA.

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

FHLB System. First Guaranty Bank is a member of the FHLB System, which consists of eleven regional FHLBs. The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB of Dallas, First Guaranty Bank is required to acquire and hold a specified amount of shares of capital stock in the FHLB. As of December 31, 2023, First Guaranty Bank was in compliance with this requirement.

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
•Anti-Money Laundering Act of 2020, including the Corporate Transparency Act; and
•Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution's privacy policy and provide such customers the opportunity to "opt out" of the sharing of certain personal financial information with unaffiliated third parties.

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

Bank holding companies with greater than $3 billion in total consolidated assets are subject to consolidated regulatory capital requirements. Although we had over $3.0 billion in assets at December 31, 2023, under Federal Reserve guidance, First Guaranty will maintain its status as a “small bank holding company” until March 31, 2024 or earlier in certain circumstances. Once we are no longer a small bank holding company, both the Bank and First Guaranty will be required to maintain specified ratios of capital to risk-weighted assets.

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

Our business, the location of our branches and the real estate used as collateral on our real estate loans are primarily concentrated in Louisiana and North Central Texas. We anticipate continued future loan growth in our new Mideast markets located in Kentucky and West Virginia. At December 31, 2023, approximately 78.8% of the secured loans in our loan portfolio were secured by real estate and other collateral located in our market area. As a result, we are exposed to risks associated with a lack of geographic diversification. The occurrence of an economic downturn in Louisiana and North Central Texas, or adverse changes in laws or regulations in Louisiana and Texas could impact the credit quality of our assets, the businesses of our customers and our ability to expand our business. Our success significantly depends upon the growth in population, income levels, deposits and housing in our market area. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may be negatively affected.

Material fluctuations in the price of oil and gas could adversely affect our business. At December 31, 2023, approximately $77.3 million, or 2.8% of our total loan portfolio was comprised of loans to businesses engaged in support or service activities for oil and gas operations. At December 31, 2023 we had $55.0 million in unfunded loan commitments related to these businesses. In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio. In addition, substantially all of our loans are to individuals and businesses in Louisiana and North Central Texas. Our business customers may not have customer bases that are as diverse as businesses serving regional or national markets. Consequently, any decline in the economy of our market area could have an adverse impact on our revenues and financial condition. In particular, we may experience increased loan delinquencies, which could result in a higher provision for loan losses and increased charge-offs. Any sustained period of increased non-payment, delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, results of operations and financial condition.

We have a significant number of loans secured by real estate, and a downturn in the local or national real estate market could negatively impact our profitability.

At December 31, 2023, approximately 74.0% of our total loan portfolio was secured by real estate, most of which is located in Louisiana and North Central Texas. Future declines in the real estate values in our Louisiana and North Central Texas markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower's obligations to us. First Guaranty may participate in or purchase real estate loans located outside of our traditional markets which may be affected by national or other localized market trends. This could require increasing our allowance for credit losses to address the decrease in the value of the real estate securing our loans which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our loan portfolio consists of a high percentage of loans secured by non-farm non-residential real estate. These loans carry a greater credit risk than loans secured by one- to four-family properties.

Our loan portfolio includes non-farm non-residential real estate loans, primarily loans secured by commercial real estate such as office buildings, hotels and retail facilities. At December 31, 2023, our non-farm non-residential loans totaled $1.0 billion, or 37.9% of our total loan portfolio. Commercial real estate values have decreased in recent quarters in response to higher interest rates and a number of other factors; in response, bank regulators have been increasing scrutiny on banks’ exposure to commercial real estate.

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

At December 31, 2023, $335.0 million, or 12.1% of our total loans, was comprised of commercial and industrial loans to businesses collateralized by general business assets including, among other things, accounts receivable, inventory and equipment and generally backed by a personal guaranty of the borrower or principal. These commercial and industrial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial and industrial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property such as equipment and inventory, which may decline in value more rapidly than we anticipate, or may be difficult to market and sell, exposing us to increased credit risk. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets, resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

A portion of our loan portfolio is comprised of commercial leases secured by equipment or other commercial collateral, the deterioration in value of which could increase the potential for future losses.

At December 31, 2023, $285.4 million, or 10.4% of our total loans, was comprised of commercial leases. These commercial leases are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial leases is subject to the ongoing business operations of the borrower. The collateral securing leases includes equipment and other assets which may decline in value more rapidly than we anticipate, or may be difficult to market and sell, exposing us to increased credit risk. Significant adverse changes in the economy or local market conditions in which our commercial leasing customers operate could cause rapid declines in loan collectability and the values associated with lease assets, resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

A portion of our loan portfolio consists of syndicated loans, including syndicated loans known as shared national credits, secured by assets located generally outside of our market area. Syndicated loans may have a higher risk of loss than other loans we originate because we are not the lead lender and we have limited control over credit monitoring.

Over the last 16 years, we have pursued a focused program to participate in select syndicated loans (loans made by a group of lenders, including us, who share or participate in a specific loan) with a larger regional financial institution as the lead lender. Syndicated loans are typically made to large businesses (which are referred to as shared national credits) or middle market companies (which do not meet the regulatory definition of shared national credits), both of which are secured by business assets or equipment, and commercial real estate located generally outside of our market area. The syndicate group for both types of loans usually consists of two to three other financial institutions. First Guaranty's commitment typically ranges between $5.0 million to $15.0 million. At December 31, 2023, we had $76.7 million in syndicated loans, or 2.8% of our total loan portfolio. At December 31, 2023, we had $52.8 million in syndicated loans that were not shared national credits. On December 21, 2017, the Federal Reserve, FDIC, and Office of Comptroller of the Currency issued a change to the definition of a Shared National Credit. Effective January 1, 2018, the aggregate loan commitment threshold for inclusion in the Shared National Credit (SNC) program increased from $20 million to $100 million. First Guaranty's syndicated loans that meet the revised definition at December 31, 2023 were $23.9 million. Syndicated loans may have a higher risk of loss than other loans we originate because we rely on the lead lender to monitor the performance of the loan. Moreover, our decision regarding the classification of a syndicated loan and loan loss provisions associated with a syndicated loan are made in part based upon information provided by the lead lender. A lead lender also may not monitor a syndicated loan in the same manner as we would for other loans that we originate. If our underwriting of these syndicated loans is not sufficient, our non-performing loans may increase and our earnings may decrease.

If our nonperforming assets increase, our earnings will be adversely affected.

At December 31, 2023, our non-performing assets, which consist of non-performing loans and other real estate owned, were $41.7 million, or 1.17% of total assets. Our non-performing assets adversely affect our net income in various ways:

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

At December 31, 2023, our allowance for credit losses as a percentage of total loans, net of unearned income, was 1.13% and as a percentage of total non-performing loans was 76.41%. The determination of the appropriate level of allowance is subject to judgment and requires us to make significant estimates of current credit risks and future trends, all of which are subject to material changes. If assumptions prove to be incorrect, the allowance for loan and lease losses may not cover inherent losses in the loan portfolio at the date of the financial statements. Significant additions to the allowance would materially decrease net income. Non-performing loans may increase and non-performing or delinquent loans may adversely affect future performance. Any future credit deterioration, could require us to increase our allowance for credit losses in the future. In addition, federal and state regulators periodically review the allowance for loan and lease losses and may require an increase in the allowance for loan and lease losses or recognize further loan charge-offs. Any significant increase in our allowance for credit losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition.

Emphasis on the origination of short-term loans could expose us to increased lending risks.

At December 31, 2023, $1.5 billion, or 54.5% of our total loans consisted of short-term loans, defined as loans whose payments are typically based on ten to 20-year amortization schedules but have maturities typically ranging from one to five years. This results in our borrowers having significantly higher final payments due at maturity, known as a "balloon payment." In the event our borrowers are unable to make their balloon payments when they are due, we may incur significant losses in our loan portfolio. Moreover, while the shorter maturities of our loan portfolio help us to manage our interest rate risk, they also increase the reinvestment risk associated with new loan originations. During an economic slow-down, we might incur significant losses as our loan portfolio matures.

The level of our commercial real estate loan portfolio subjects us to additional regulatory scrutiny.

The FDIC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multifamily and non-owner occupied, non-farm, non-residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these factors, we have a concentration in loans of the type described in (ii), above, or 369% of our total capital at December 31, 2023. The purpose of the guidance is to assist banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Our bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our commercial real estate and multifamily lending and/or the requirement that we maintain higher levels of regulatory capital, either of which would adversely affect our loan originations and profitability.
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

The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings and cash flows depend to a great extent upon the level of our net interest income, or the difference between the interest income we earn on loans, investments and other interest-earning assets, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. The Federal Reserve increased interest rates significantly during 2022 and continued to increase interest rates in 2023. Both the pace of these increases and the resulting interest rate levels are unprecedented in recent times. This new interest rate environment could have a number of effects on our business, which may include reduced loan demand, increased delinquencies and increased loan paydowns and payoffs. Conversely, a decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan portfolio and increased competition for deposits. Accordingly, changes in the level of market interest rates affect our net yield on interest-earning assets, loan origination volume, loan portfolio and our overall results. Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in market interest rates, those rates are affected by many factors outside of our control, including governmental monetary policies, inflation, deflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets.

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

Public funds deposits are a significant source of funds for our lending and investment activities. At December 31, 2023, $1.2 billion, or 39.7% of our total deposits, consisted of public funds deposits from local government entities such as school districts, hospital districts, sheriff departments and other municipalities, which are collateralized by letters of credit from the Federal Home Loan Bank ("FHLB"), investment securities, and reciprocal deposit insurance programs. Given our dependence on high-average balance public funds deposits as a source of funds, our inability to retain such funds could significantly and adversely affect our liquidity. Further, our public funds deposits are primarily demand deposit accounts or short-term time deposits and are therefore more sensitive to interest rate risks. If we are forced to pay higher rates on our public funds accounts to retain those funds, or if we are unable to retain such funds and we are forced to resort to other sources of funds for our lending and investment activities, such as borrowings from the FHLB, the interest expense associated with these other funding sources may be higher than the rates we are currently paying on our public funds deposits, which would adversely affect our net income.

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

Net interest income is the most significant component of our operating income. For the year ended December 31, 2023, our net interest income totaled $84.7 million in comparison to our total noninterest income of $10.6 million earned during the same year. We do not rely on nontraditional sources of fee income utilized by some community banks, such as fees from sales of insurance, securities or investment advisory products or services. The amount of our net interest income is influenced by the overall interest rate environment, competition, and the amount of interest-earning assets relative to the amount of interest-bearing liabilities. In the event that one or more of these factors were to result in a decrease in our net interest income, we have limited sources of noninterest income to offset any decrease in our net interest income.

We obtain a significant portion of our noninterest revenue through service charges on core deposit accounts, and regulations impacting service charges could reduce our fee income.

A significant portion of our noninterest revenue is derived from service charge income. During the year ended December 31, 2023, service charges, commissions and fees represented $3.4 million, or 32.2% of our total noninterest income excluding losses on securities. During the year ended December 31, 2022, service charges, commissions and fees represented $3.2 million, or 28.7% of our total noninterest income excluding gains on securities. The largest component of this service charge income is overdraft-related fees. Management believes that changes in banking regulations pertaining to rules on certain overdraft payments on consumer accounts have and will continue to have an adverse impact on our service charge income. Additionally, changes in customer behavior, as well as increased competition from other financial institutions, may result in declines in deposit accounts or in overdraft frequency resulting in a decline in service charge income. A reduction in deposit account fee income could have a material adverse effect on our earnings.

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

While we attempt to invest a significant percentage of our assets in loans (our loan to deposit ratio was 91.3% at December 31, 2023), we invest a portion of our total assets (11.4% at December 31, 2023) in investment securities with the primary objectives of providing a source of liquidity, generating an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements of our public funds deposits and meeting regulatory capital requirements. At December 31, 2023, the carrying value of our securities portfolio was $404.1 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause a credit related impairment in future periods and result in realized losses. The process for determining whether impairment is credit related usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. At December 31, 2023, First Guaranty had no allowance for credit losses on available for sale securities. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, financial condition and results of operations.

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

The deposits of the Bank are insured by the FDIC up to legal limits and, accordingly, subject to the payment of FDIC deposit insurance assessments. The Bank’s regular assessments are determined by its risk classification, which is based on a number of factors, including regulatory capital levels, asset growth and asset quality. During 2023, the FDIC imposed a special assessment to recover losses resulting from the resolution of Silicon Valley Bank, Santa Clara, California, and Signature Bank, New York, New York; similar special assessments or permanent increases may result in increased FDIC deposit insurance assessments incurred by the Bank. In addition, other changes to the assessment regime, including as a result of additional bank failures and any potential increase in the statutory deposit insurance limits or rates are likely to result in increased deposit insurance costs to the Bank. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have a material adverse effect on our business, financial condition and results of operations.
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

As of December 31, 2023, $55.4 million, or 2.0% of our total loan portfolio, was comprised of loans where all or some portion of the loans were guaranteed through the SBA, USDA or FSA lending programs, and we intend to grow this segment of our portfolio in the future. From time to time, the government agencies that guarantee these loans reach their internal limits and cease to guarantee loans. In addition, these agencies may change their rules for loans or Congress may adopt legislation that would have the effect of discontinuing or changing the loan programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. Therefore, if these changes occur, the volume of loans to small business, industrial and agricultural borrowers of the types that now qualify for government guaranteed loans could decline. Also, the profitability of these loans could decline.

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

Although the depositary shares underlying our 6.75% Series A Fixed-Rate Non-Cumulative perpetual preferred stock (the “Series A Preferred Stock”) are currently traded on the Nasdaq Global Market, there is currently very low liquidity, and we do not expect an active trading market for our depositary shares to develop or be sustained. Because of this, it may be more difficult for holders of our depositary shares to sell their depositary shares.

We have several large shareholders, and such shareholders may independently vote their shares in a manner that you may not consider to be consistent with your best interest or the best interest of our shareholders as a whole.

Our principal shareholders (Marshall T. Reynolds, William K. Hood and Edgar R. Smith III) beneficially own, approximately 44% of our outstanding common stock as of December 31, 2023. Each of these shareholders will continue to have the ability to independently vote a meaningful percentage of our outstanding common stock on all matters put to a vote of our shareholders, including the election of our board of directors and certain other significant corporate transactions, such as a merger or acquisition transaction. On any such matter, the interests of these shareholders may not coincide with the interests of the other holders of our common stock and any such difference in interests may result in that shareholder voting its shares in a manner inconsistent with the interests of other shareholders.

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

At December 31, 2023, First Guaranty had an aggregate of $54.1 million of senior and subordinated indebtedness outstanding. The notes we have issued, as well as any note we may issue in the future, rank senior to shares of First Guaranty’s common and preferred stock. In addition, any indebtedness owed by First Guaranty Bank is and will be structurally senior to the rights of the holders of First Guaranty’s common and preferred stock. In the event of any bankruptcy, dissolution or liquidation of First Guaranty, these notes, along with First Guaranty’s other indebtedness, would have to be repaid before First Guaranty’s shareholders would be entitled to receive any of the assets of First Guaranty.

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

Item 1B – Unresolved Staff Comments

None.

Item 2 - Properties

First Guaranty does not directly own any real estate, but it does own real estate indirectly through the Bank. The Bank operates 36 banking facilities. The following table sets forth certain information relating to each office. The net book value of premises and equipment at all branch locations, including the raw land of branches under development, at December 31, 2023 totaled $69.8 million. We believe that our properties are adequate for our business operations as they are currently being conducted.

Location	Use of Facilities	Year Facility Opened or Acquired	Owned/Leased
First Guaranty Square 400 East Thomas Street Hammond, LA 70401	First Guaranty Bank's Main Office	1975	Owned
2111 West Thomas Street Hammond, LA 70401	Guaranty West Banking Center	1974	Owned
455 West Railroad Avenue Independence, LA 70443	Independence Banking Center	1979	Owned
301 Avenue F Kentwood, LA 70444	Kentwood Banking Center	1975	Owned
189 Burt Blvd Benton, LA 71006	Benton Banking Center	2010	Owned
126 South Hwy. 1 Oil City, LA 71061	Oil City Banking Center	1999	Owned
401 North 2nd Street Homer, LA 71040	Homer Main Banking Center	1999	Owned
10065 Hwy 79 Haynesville, LA 71038	Haynesville Banking Center	1999	Owned
117 East Hico Street Dubach, LA 71235	Dubach Banking Center	1999	Owned
102 East Louisiana Avenue Vivian, LA 71082	Vivian Banking Center	1999	Owned
500 North Cary Avenue Jennings, LA 70546	Jennings Banking Center	1999	Owned
799 West Summers Drive Abbeville, LA 70510	Abbeville Banking Center	1999	Owned
2231 S. Range Avenue Denham Springs, LA 70726	Denham Springs Banking Center	2005	Owned
500 West Pine Street Ponchatoula, LA 70454	Ponchatoula Banking Center	2016	Owned
29815 Walker Rd S Walker, LA 70785	Walker Banking Center	2007	Owned
6151 Hwy 10 Greensburg, LA 70441	Greensburg Banking Center	2011	Owned
723 Avenue G Kentwood, LA 70444	Kentwood West Banking Center	2011	Owned
35651 Hwy 16 Montpelier, LA 70422	Montpelier Banking Center	2011	Owned
33818 Hwy 16 Denham Springs, LA 70706	Watson Banking Center	2011	Owned
8951 Synergy Dr. #100 McKinney, TX 75070	McKinney Banking Center	2017	Owned
7600 Woodway Drive Waco, TX 76712	Waco Banking Center	2017	Owned
2209 W. University Dr. Denton, TX 76201	Denton Banking Center	2017	Owned
2001 N. Handley Ederville Road Fort Worth, TX 76118	Fort Worth Banking Center	2017	Owned
603 Main Street #101 Garland, TX 75040	Garland Banking Center	2017	Leased
4221 Airline Drive Bossier City, LA 71111	Bossier City Banking Center	2017	Owned
4740 Nelson Rd #320 Lake Charles, LA 70605	Lake Charles Loan Production Office	2019	Leased
632 West Oak Street Amite, LA 70422	Amite Banking Center	2019	Owned
1701 Metro Drive Alexandria, LA 71301	Alexandria Banking Center	2019	Owned

1110 Shirley Road Bunkie, LA 71322	Bunkie Banking Center	2019	Owned
2705 Main Street Hessmer, LA 71341	Hessmer Banking Center	2019	Owned
305 North Main Street Marksville, LA 71351	Marksville Banking Center	2019	Owned
211 East Tunica Drive Marksville, LA 71351	Tunica Banking Center	2019	Owned
10710 Highway 1 Moreauville, LA 71355	Moreauville Banking Center	2019	Owned
40 Pinecrest Drive Pineville, LA 71360	Pineville Banking Center	2019	Owned
15 Second Street Vanceburg, Kentucky 41179	Vanceburg Banking Center	2021	Owned
173 Bombardier Way, Jct. Routes 50 and 76 Bridgeport, West Virginia 26330	Bridgeport Loan and Deposit Production Office	2021	Leased

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

PART II

Item 5 - Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are traded on the Nasdaq Global Market under the symbol "FGBI". As of December 31, 2023, there were approximately 1,600 holders of record of our common stock.

The depositary shares underlying our Series A Preferred Stock are traded on the Nasdaq Global Market under the symbol “FGBIP”.

Our common and preferred shareholders are entitled to receive dividends when, and if, declared by the Board of Directors, out of funds legally available for dividends. We have paid quarterly cash dividends on our common stock for each of the last 122 quarters dating back to the third quarter of 1993. The Board of Directors intends to continue to pay regular quarterly cash dividends on both our common and preferred stock. The ability to pay dividends in the future will depend on our earnings and financial condition, liquidity and capital requirements, regulatory restrictions, the general economic and regulatory climate and ability to service any equity or debt obligations senior to common stock. There are legal restrictions on the ability of First Guaranty Bank to pay cash dividends to First Guaranty Bancshares, Inc. Under federal and state law, we are required to maintain certain surplus and capital levels and may not distribute dividends in cash or in kind, if after such distribution we would fall below such levels. Specifically, an insured depository institution is prohibited from making any capital distribution to its shareholders, including by way of dividend, if after making such distribution, the depository institution fails to meet the required minimum level for any relevant capital measure including the risk-based capital adequacy and leverage standards.

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

First Guaranty Bancshares, Inc. did not repurchase any of its shares of common stock during 2023.

Item 6 - [Reserved]

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. A discussion regarding significant changes in our financial condition from December 31, 2021 to December 31, 2022 and our results of operations for the year ended December 31, 2021 can be found under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 16, 2023, which is available on the SEC's website at www.sec.gov and First Guaranty's website, www.fgb.net This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under "Forward-Looking Statements," "Risk Factors" and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.

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

Total assets were $3.6 billion at December 31, 2023 and $3.2 billion at December 31, 2022. Total deposits were $3.0 billion at December 31, 2023 and $2.7 billion at December 31, 2022. Total loans were $2.7 billion at December 31, 2023, an increase of $229.6 million, or 9.1%, compared with $2.5 billion at December 31, 2022. Total shareholders' equity was $249.6 million and $235.0 million at December 31, 2023 and December 31, 2022, respectively.

Net income was $9.2 million and $28.9 million for the years ended December 31, 2023 and 2022, respectively. We generate most of our revenues from interest income on loans, interest income on securities, sales of securities, ATM and debit card fees and service charges, commissions and fees. We incur interest expense on deposits and other borrowed funds and noninterest expense such as salaries and employee benefits and occupancy and equipment expenses. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowings which are used to fund those assets. Net interest income is our largest source of revenue. To evaluate net interest income, we measure and monitor: (1) yields on our loans and other interest-earning assets; (2) the costs of our deposits and other funding sources; (3) our net interest spread and (4) our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources. The decrease in net income was caused principally by a decrease in net interest income of $15.3 million and an increase in noninterest expense of $8.7 million, partially offset by a decrease in income tax expense of $4.8 million.

Changes in market interest rates and interest rates we earn on interest-earning assets or pay on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and noninterest-bearing liabilities are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions, conditions in domestic and foreign financial markets. Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in Louisiana, Texas and our other out-of-state market areas. As the economy transitioned from an extended period of historically low interest rates to a period of higher interest rates in 2022-2023, we continue to evaluate our investments in interest-earning assets in relation to the impact such investments have on our financial condition, results of operations and shareholders' equity.

Financial highlights for 2023 and 2022:
•Total assets increased $401.4 million, or 12.7%, to $3.6 billion at December 31, 2023 when compared with December 31, 2022. Total loans at December 31, 2023 were $2.7 billion, an increase of $229.6 million, or 9.1%, compared with December 31, 2022. Total deposits were $3.0 billion at December 31, 2023, an increase of $285.3 million, or 10.5% compared with December 31, 2022. Retained earnings were $68.0 million at December 31, 2023, a decrease of $8.4 million compared to $76.4 million at December 31, 2022. Shareholders' equity was $249.6 million and $235.0 million at December 31, 2023 and December 31, 2022, respectively.
•Net income for each of the years ended December 31, 2023 and 2022 was $9.2 million and $28.9 million, respectively.
•Earnings per common share were $0.62 for the year ended December 31, 2023 and $2.48 for the year ended December 31, 2022. Total weighted average common shares outstanding were 11,165,303 and 10,716,796 at December 31, 2023 and December 31, 2022, respectively.
•First Guaranty participated in the SBA Paycheck Protection Program ("PPP") under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The CARES Act authorized the SBA to guarantee loans under a new 7(a) loan program known as the PPP. As a qualified SBA lender, we were automatically authorized to originate PPP loans. The SBA will guarantee 100% of the PPP loans made to eligible borrowers and will forgive such loans. The program has been conducted in two phases which First Guaranty classifies as Round 1 loans (originated in 2020) and Round 2 loans (originated in 2021). As of December 31, 2023, First Guaranty had remaining Round 1 PPP loans of $0.1 million and Round 2 PPP loans of $2.8 million. $16,000 in PPP fees were recognized during 2023 compared to $1.3 million in PPP fees recognized in 2022.
•The allowance for credit losses was 1.13% of total loans at December 31, 2023 compared to 0.93% at December 31, 2022. The adoption of the CECL model under ASC 326 was the main component of the increase.
•The provision for credit losses totaled $3.7 million for 2023 and 2022.
•Net interest income for 2023 was $84.7 million compared to $100.0 million for 2022.
•Noninterest income for 2023 was $10.6 million compared to $11.0 million for 2022.
•The net interest margin was 2.69% for 2023 and 3.47% for 2022. First Guaranty attributed the decrease in the net interest margin to the increase in market interest rates that began in 2022 and continued through the third quarter of 2023 that increased the cost of liabilities. Loans as a percentage of average interest earning assets increased to 82.8% at December 31, 2023 compared to 79.8% at December 31, 2022.
•Investment securities totaled $404.1 million at December 31, 2023, a decrease of $47.4 million when compared to $451.5 million at December 31, 2022. Losses on the sale of securities were $0 for 2023 as compared to $17,000 for 2022. At December 31, 2023, available for sale securities, at fair value, totaled $83.5 million, a decrease of $48.0 million when compared to $131.5 million at December 31, 2022. At December 31, 2023, held to maturity securities, at amortized cost and net of the allowance for credit losses, totaled $320.6 million as compared to $320.1 million at December 31, 2022. A provision for credit losses on HTM securities of $0.1 million was recorded in the third quarter of 2023, and the allowance for credit losses for HTM securities was $0.1 million at December 31, 2023.
•Total loans net of unearned income were $2.7 billion at December 31, 2023 compared to $2.5 billion at December 31, 2022. Total loans net of unearned income are reduced by the allowance for credit losses which totaled $30.9 million at December 31, 2023 and $23.5 million at December 31, 2022. First Guaranty adopted ASC 326 effective January 1, 2023 and recorded a cumulative adoption adjustment to the allowance of $7.1 million.
•Nonaccrual loans increased $11.6 million to $25.2 million at December 31, 2023 compared to $13.6 million at December 31, 2022.
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
•Return on average assets was 0.28% and 0.97% for the years ended December 31, 2023 and 2022, respectively. Return on average common equity was 3.36% and 13.64% for 2023 and 2022, respectively. Return on average assets is calculated by dividing net income by average assets. Return on average common equity is calculated by dividing net income by average common equity.
•Book value per common share was $17.36 as of December 31, 2023 compared to $18.84 as of December 31, 2022. Tangible book value per common share was $16.03 as of December 31, 2023 compared to $17.23 as of December 31, 2022. The decrease was due primarily to a decrease in retained earnings associated with the adoption of CECL, the recent issuances of new shares, and changes in accumulated other comprehensive income ("AOCI"). AOCI is comprised of unrealized gains and losses on available for sale securities, including unrealized losses on available for sale securities at the time of transfer to held to maturity.
•First Guaranty's Board of Directors declared cash dividends of $0.64 per common share in 2023 and 2022. First Guaranty has paid 122 consecutive quarterly dividends on its common stock as of December 31, 2023.
•First Guaranty paid preferred cash dividends of $2.3 million during 2023 and 2022.
•First Guaranty issued $20.0 million of common stock through two separate private placements during 2023.

•First Guaranty was a defendant in a lawsuit alleging overpayment on a loan related to a disputed interest rate. First Guaranty settled this lawsuit in February of 2023 for $0.6 million.
•On January 6, 2023, we entered into a definitive agreement to acquire Lone Star Bank, a Texas state-chartered bank with its main office in Houston, Texas. On July 10, 2023, First Guaranty, First Guaranty Bank, and Lone Star entered into a Mutual Termination Agreement and Release pursuant to which the parties mutually agreed to terminate the Merger Agreement. First Guaranty estimates that total costs associated with the Lone Star acquisition was approximately $0.5 million through December 31, 2023.
•On October 5, 2023, we entered into a Loan Agreement (the “Loan Agreement”) with Summit Community Bank, Inc. (“Lender”) pursuant to which Lender made (i) a term loan in the principal amount of $40.3 million (the “Term Loan”), and (ii) a revolving line of credit in the maximum principal amount of up to $20.0 million (the “Line of Credit,” and, together with the Term Loan, the “Loans”). The principal sum outstanding under the Term Loan will bear interest at a rate equal to the Prime Index Rate as published by the Wall Street Journal, reset quarterly, minus 0.50% per annum, with a floor of 4.49% per annum. The principal sum outstanding under the Line of Credit will bear interest at a rate equal to the Prime Index Rate as published by the Wall Street Journal, reset monthly, with a floor of 4.49% per annum. The principal amount due and payable under the Term Loan will be amortized over a period of forty (40) quarters and will be in quarterly installments of principal, plus accrued interest, with the final payment equal to the then-outstanding principal balance and all accrued and unpaid interest, penalties and fees due thereon due at maturity of October 5, 2033. Any outstanding amounts under the Line of Credit will be repaid with monthly installments of interest only, followed by a final payment equal to the then-outstanding principal balance and all accrued and unpaid interest, penalties and fees due thereon at maturity on October 5, 2024, unless renewed. The proceeds of the Term Loan were used to repay in full all outstanding amounts under the existing indebtedness from First Horizon Bank (formerly known as First Tennessee Bank National Association).

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

Allowance for Credit Losses.

The allowance for credit losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for credit losses when management believes that the collectability of the principal is unlikely. The allowance is based on management’s evaluation of expected credit losses over the life of the loans in the portfolio, in accordance with ASC 326. The loan portfolio is divided into segments to evaluate expected losses. Loans that do not share risk characteristics with a segment are evaluated individually. Management estimates the allowance balance using available information such as past events, current conditions and reasonable forecasts. Adjustments to historical information are made using qualitative and qualitative factors developed by management.

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

The allowance consists of specific, general, and unallocated components. The specific component relates to loans that are classified as doubtful, substandard, and individually evaluated for impairment. For such loans that are also classified as individually evaluated for impairment, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the loan is lower than the carrying value of that loan. The general component covers non-classified loans and special mention loans and is based on historical loss experience adjusted for qualitative factors. Qualitative factors include analysis of levels and trends in delinquencies, nonaccrual loans, charge-offs and recoveries, loan risk ratings, trends in volume and terms of loans, changes in lending policy, credit concentrations, portfolio stress test results, national and local economic trends, industry conditions, and other relevant factors. An unallocated component is maintained to cover uncertainties that could affect the estimate of probable losses.

The allowance for credit losses on unfunded commitments represents expected credit losses over the contractual period for which First Guaranty is exposed to credit risk from a contractual obligation to extend credit. No allowance is recorded if there is an unconditional right to cancel the obligation. The allowance is reported as a component of Other Liabilities on the Consolidated Balance Sheets. Adjustments to the allowance for unfunded commitments are included in the provision for credit losses on the Consolidated Statements of Income.

Financial Condition

Assets

Our total assets were $3.6 billion at December 31, 2023, an increase of $401.4 million, or 12.7%, from total assets of $3.2 billion at December 31, 2022. Assets increased primarily due to increases in net loans of $222.2 million and cash and cash equivalents of $203.2 million, partially offset by a decrease in investment securities of $47.4 million at December 31, 2023 compared to December 31, 2022.

Loans

Net loans increased $222.2 million, or 8.9%, to $2.7 billion at December 31, 2023 from $2.5 billion at December 31, 2022. Construction and land development loans increased $166.3 million principally due to advances on existing construction lines and new originations that was partially offset by the conversion of loans to permanent financing. Non-farm non-residential loan balances increased $52.9 million primarily due to new originations. One-to four-family loans increased $78.5 million primarily due to new originations. Farmland loans increased $7.7 million due to increases on agricultural loan commitments. Consumer and other loans increased $6.6 million primarily due to new originations. Agricultural loans increased $2.0 million primarily due to seasonal activity. Multifamily loans decreased $0.9 million primarily due to pay downs on the existing multifamily loan portfolio. Commercial lease loan balances decreased $32.2 million primarily due to pay downs on the existing lease portfolio. First Guaranty's commercial lease portfolio generally has higher yields than commercial real estate loans but shorter average lives. Commercial and industrial loans decreased $50.3 million primarily due to payoffs. SBA PPP loans totaled $2.8 million at December 31, 2023 compared to $5.9 million at December 31, 2022. These totals are included in commercial and industrial loans. Round 1 SBA PPP loans decreased from $2.0 million at December 31, 2022 to $0.1 million at December 31, 2023 due to SBA loan forgiveness and payments received. Round 2 SBA PPP loans decreased from $3.9 million at December 31, 2022 to $2.8 million at December 31, 2023 due to SBA loan forgiveness and payments received. First Guaranty had approximately 2.8% of funded and 2.0% of unfunded commitments in our loan portfolio to businesses engaged in support or service activities for oil and gas operations. First Guaranty's hotel and hospitality portfolio totaled $182.3 million at December 31, 2023. As part of the management of risks in our loan portfolio, First Guaranty had previously established an internal guidance limit of approximately $200.0 million for its hotel and hospitality portfolio. First Guaranty had $375.7 million in loans related to our Texas markets at December 31, 2023 which was an increase of $41.8 million or 12.5% from $333.8 million at December 31, 2022. First Guaranty anticipates additional growth opportunities in Texas. First Guaranty had $278.1 million in loans related to our new Mideast markets in Kentucky and West Virginia at December 31, 2023 which was an increase of $67.2 million or 31.8% from $210.9 million at December 31, 2022. Syndicated loans at December 31, 2023 were $76.7 million, of which $23.9 million were shared national credits. Syndicated loans decreased $11.6 million from $88.3 million at December 31, 2022.

As of December 31, 2023, 74.0% of our loan portfolio was secured by real estate. The largest portion of our loan portfolio, at 37.9% as of December 31, 2023, was non-farm non-residential loans secured by real estate. As of December 31, 2023, approximately 45.8% of the loan portfolio was based on a floating rate tied to the prime rate, the Secured Overnight Financing Rate ("SOFR") or Treasury rates. 54.5% of the loan portfolio is scheduled to mature within five years from December 31, 2023. First Guaranty initiated a process to transfer any LIBOR indexed loans to alternative reference rates such as the prime rate or SOFR as LIBOR was discontinued for repricings after June 30, 2023.

Commercial real estate (“CRE”) has received increased regulatory scrutiny in recent quarters due to valuation concerns associated with the increase in market interest rates and the impact of the COVID-19 pandemic. First Guaranty has utilized enhanced risk management practices for CRE concentration analysis for several years. First Guaranty Bank’s credit department conducts an annual stress test for CRE related loans that is presented to the Bank’s board of directors. The stress test analyses the impact of changes in interest rates and cash flow on loan customers with credit exposures of $2.5 million or greater. First Guaranty generally requires personal guarantees on CRE loans. First Guaranty generally approves CRE loans with loan-to-values of 80% or less. First Guaranty also generally requires for construction related CRE loans that the borrower provides their equity contribution upfront before loan funds are advanced.

First Guaranty has diversified its CRE portfolio across both industries and geographic location. The following is a summary of the largest CRE related loans associated with hotel and motels, office properties, apartment complexes, healthcare related properties, and properties under construction as of December 31, 2023. The largest CRE loan secured by a hotel or motel totaled $21.1 million. The property is a flagged hotel located in Texas. The largest CRE loan secured by an office related property totaled $21.7 million and is located in West Virginia. The largest CRE loan secured by an apartment complex totaled $25.9 million and is located in Texas. The largest healthcare related loan is a $17.7 million property secured by an assisted living center located in Louisiana. The largest CRE loan under construction totaled $37.9 million for an apartment complex and is secured by a property located in Louisiana.

Loan Portfolio Maturities. The following tables summarize the scheduled repayments of our loan portfolio at December 31, 2023. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization.

	December 31, 2023
(in thousands)	One Year or Less	More Than One Year Through Five Years	More Than Five Years Through Fifteen Years	After Fifteen Years	Total
Real Estate:
Construction & land development	$63,230	$134,139	$110,357	$91,709	$399,435
Farmland	2,467	7,639	2,689	19,735	32,530
1- 4 family	24,666	39,977	44,447	335,760	444,850
Multifamily	4,596	28,257	23,927	62,141	118,921
Non-farm non-residential	117,559	428,913	145,871	353,522	1,045,865
Total Real Estate	212,518	638,925	327,291	862,867	2,041,601
Non-Real Estate:
Agricultural	14,739	6,554	8,738	10,977	41,008
Commercial and industrial	59,614	254,436	14,665	6,257	334,972
Commercial leases	71,908	207,205	6,302	—	285,415
Consumer and other	10,940	37,113	6,077	355	54,485
Total Non-Real Estate	157,201	505,308	35,782	17,589	715,880
Total Loans Before Unearned Income	$369,719	$1,144,233	$363,073	$880,456	$2,757,481
Less: Unearned income					(8,773)
Total Loans Net of Unearned Income					$2,748,708

The following table sets forth the scheduled repayments of fixed and adjustable-rate loans at December 31, 2023 that are contractually due after December 31, 2023.

	Due After December 31, 2023
(in thousands)	Fixed	Floating	Total
One year or less	$268,864	88,884	357,748
One to five years	782,754	357,981	1,140,735
Over five to 15 years	88,490	269,918	358,408
Over 15 years	334,337	541,066	875,403
Subtotal	$1,474,445	$1,257,849	$2,732,294
Nonaccrual loans			25,187
Total			$2,757,481

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

The following table shows the principal amounts and categories of our non-performing assets at December 31, 2023 and 2022.

	December 31,
(in thousands)	2023	2022
Nonaccrual loans:
Real Estate:
Construction and land development	$530	$225
Farmland	836	290
1- 4 family	6,985	3,826
Multifamily	537	—
Non-farm non-residential	9,740	3,746
Total Real Estate	18,628	8,087
Non-Real Estate:
Agricultural	1,369	1,622
Commercial and industrial	1,581	819
Commercial leases	1,799	1,799
Consumer and other	1,810	1,239
Total Non-Real Estate	6,559	5,479
Total nonaccrual loans	25,187	13,566

Loans 90 days and greater delinquent & still accruing:
Real Estate:
Construction and land development	—	427
Farmland	—	—
1- 4 family	124	332
Multifamily	—	157
Non-farm non-residential	14,711	103
Total Real Estate	14,835	1,019
Non-Real Estate:
Agricultural	57	—
Commercial and industrial	395	123
Commercial leases	—	—
Consumer and other	—	—
Total Non-Real Estate	452	123
Total loans 90 days and greater delinquent & still accruing	15,287	1,142

Total non-performing loans	$40,474	$14,708

Other real estate owned and foreclosed assets:
Real Estate:
Construction and land development	251	—
Farmland	—	—
1- 4 family	309	113
Multifamily	—	—
Non-farm non-residential	690	—
Total Real Estate	1,250	113
Non-Real Estate:
Agricultural	—	—
Commercial and industrial	—	—
Commercial leases	—	—
Consumer and other	—	—
Total Non-Real estate	—	—
Total other real estate owned and foreclosed assets	1,250	113

Total non-performing assets	$41,724	$14,821

Non-performing assets to total loans	1.52%	0.59%
Non-performing assets to total assets	1.17%	0.47%
Non-performing loans to total loans	1.47%	0.58%
Nonaccrual loans to total loans	0.92%	0.54%
Allowance for loan and lease losses to nonaccrual loans	122.79%	173.36%

For the years ended December 31, 2023 and 2022, gross interest income which would have been recorded had the non-performing loans been current in accordance with their original terms amounted to $1.2 million and $0.5 million, respectively. We recognized $0.3 million and $0.2 million of interest income on such loans during the years ended December 31, 2023 and 2022, respectively. For the years ended December 31, 2023 and 2022, gross interest income which would have been recorded had the troubled debt restructured loans been current in accordance with their original terms amounted to $0.1 million and $0.1 million, respectively. We recognized $0.1 million and $0.1 million of interest income on such loans during the years ended December 31, 2023 and 2022, respectively.

Non-performing assets were $41.7 million, or 1.17%, of total assets at December 31, 2023, compared to $14.8 million, or 0.47%, of total assets at December 31, 2022, which represented an increase in non-performing assets of $26.9 million. The increase in non-performing assets occurred primarily due to an increase in nonaccrual loans, 90 days or greater delinquent and still accruing, and other real estate owned. Nonperforming loans included loans previously classified as purchase credit deteriorated following the adoption of CECL.

Nonaccrual loans increased from $13.6 million at December 31, 2022 to $25.2 million at December 31, 2023. The increase in nonaccrual loans was concentrated primarily in non-farm non-residential, one- to four-family, commercial and industrial, and consumer and other loans. Non-performing assets included $1.9 million in loans with a government guarantee, or 4.45% of non-performing assets. These are structured as net loss guarantees in which up to 90% of loss exposure is covered.

At December 31, 2023 loans 90 days and greater delinquent and still accruing totaled $15.3 million, an increase of $14.1 million or 1238.6% from $1.1 million at December 31, 2022. The increase in loans 90 days or greater delinquent and still accruing was concentrated primarily in non-farm non-residential, commercial and industrial, and agricultural loans.

Other real estate owned at December 31, 2023 totaled $1.3 million, an increase of $1.1 million from $0.1 million at December 31, 2022. The increase was primarily due to the addition of a $0.8 million non-farm non-residential property during the first quarter of 2023. This property was related to a loan that was on nonaccrual status at December 31, 2022.

At December 31, 2023, our largest non-performing assets were comprised of the following nonaccrual loans and 90 days or greater delinquent and still accruing loans: (1) a non-farm non-residential loan that totaled $13.6 million; (2) a non-farm non-residential loan that totaled $4.7 million; (3) a $2.1 million loan relationship that is classified as purchased credit deteriorated; (4) a commercial lease loan that totaled $1.8 million; (5) a non-farm non-residential loan secured by a mobile home facility that totaled $1.3 million.

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

The increase in classified assets at December 31, 2023 as compared to December 31, 2022 was due to a $45.6 million increase in substandard loans and a $1.6 million increase in doubtful loans. The increase in substandard loans was primarily the result of the downgrade of one real estate secured loan relationship in the second quarter of 2023 with an aggregate principal balance of $36.5 million as of December 31, 2023. The loans are secured by shopping centers. While the loans are over collateralized based upon recent appraisals totaling $47.4 million, there is no certainty that the Bank will receive full repayment upon liquidation should that become necessary. The increase in doubtful loans was primarily the result of the downgrade of several loan relationships from substandard to doubtful. Special mention loans increased by $28.4 million in 2023. The increase in special mention loans was primarily the result of the downgrade of one commercial real estate loan from pass status to special mention totaling $15.0 million and the downgrade of one commercial lease loan relationship from pass status to special mention totaling $13.0 million.

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

The allowance for credit losses on loans is maintained to absorb expected losses over the life of the loans in the loan portfolio. The allowance is increased by the provision for loan losses, offset by recoveries of previously charged-off loans and is decreased by loan charge-offs. The provision is a charge to current expense to provide for current expected loan losses and to maintain the allowance commensurate with management's evaluation of the risks inherent in the loan portfolio. Various factors are taken into consideration when determining the amount of the provision and the adequacy of the allowance. These factors include but are not limited to:
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

The allowance for credit losses was $30.9 million at December 31, 2023 compared to $23.5 million at December 31, 2022.

The balance in the allowance for credit losses is principally influenced by the provision for loan losses and by net loan loss experience. Additions to the allowance are charged to the provision for credit losses. Losses are charged to the allowance as incurred and recoveries on losses previously charged to the allowance are credited to the allowance at the time recovery is collected. The table below reflects the activity in the allowance for credit losses for the years indicated. As previously disclosed, the adoption of the CECL model in ASC 326 was the cause of most of the increase in the allowance.

	At or For the Years Ended December 31,
(dollars in thousands)	2023	2022
Balance at beginning of year	$23,518	$24,029
ASC 326 Adoption Day 1 Adjustment	8,120	—

Charge-offs:
Real Estate:
Construction and land development	—	(65)
Farmland	—	—
1- 4 family	(964)	(94)
Multifamily	—	—
Non-farm non-residential	(138)	(603)
Total Real Estate	(1,102)	(762)
Non-Real Estate:
Agricultural	—	(460)
Commercial and industrial loans	(1,694)	(563)
Commercial leases	—	(150)
Consumer and other	(2,975)	(4,151)
Total Non-Real Estate	(4,669)	(5,324)
Total charge-offs	(5,771)	(6,086)

Recoveries:
Real Estate:
Construction and land development	7	340
Farmland	—	—
1- 4 family	93	76
Multifamily	—	452
Non-farm non-residential	230	349
Total Real Estate	330	1,217
Non-Real Estate:
Agricultural	414	133
Commercial and industrial loans	205	91
Commercial leases	—	5
Consumer and other	426	473
Total Non-Real Estate	1,045	702
Total recoveries	1,375	1,919

Net (charge-offs) recoveries	(4,396)	(4,167)
Provision for loan losses	3,684	3,656

Balance at end of year	$30,926	$23,518

Ratios:
Net loan charge-offs to average loans	0.17%	0.18%
Net loan charge-offs to loans at end of year	0.16%	0.17%
Allowance for loan and lease losses to loans at end of year	1.13%	0.93%
Net loan charge-offs to allowance for loan and lease losses	14.21%	17.72%
Net loan charge-offs to provision charged to expense	119.33%	113.98%

A provision for credit losses of $3.7 million was made during each of the years ended December 31, 2023 and 2022. The provisions made in 2023 included a $0.1 million negative provision for credit losses related to unfunded commitments and a $0.1 million provision for credit losses on HTM securities. The provisions made were taken to provide for current credit losses and to maintain the allowance proportionate to risks inherent in the loan portfolio.

The loan portfolio factors in 2023 that primarily affected the allocation of the allowance included the following:

•The adoption of the CECL methodology under ASU 2016-13 was the largest contributor to changes in both the size and allocation of the allowance for credit losses. First Guaranty also made adjustments of certain qualitative factors to take into account the current estimated impact of COVID-19, changes in other market conditions, loan concentrations including those related to commercial real estate and loan relationships and related economic conditions on borrowers' ability to repay loans and for allocations to individually evaluated for impairment loans within their respective categories.

•Construction and land development loans increased during 2023 due to advances on existing construction lines of credit and new loan originations. Several loans previously in this category moved to permanent financing and are now included in the multifamily loan category as of December 31, 2023. The allowance increase related to this portfolio was due to growth in the portfolio along with changes in the qualitative analysis of the portfolio and the adoption of CECL.

•One-to-four family residential loans increased during 2023. The allowance increase related to this portfolio was due to changes in the qualitative analysis of the portfolio, portfolio growth, and also the adoption of CECL.

•Multifamily loans decreased during 2023. The allowance related to this portfolio increased due primarily to the adoption of CECL.

•Non-farm non-residential loans increased during 2023. The allowance increase related to this portfolio was due primarily to growth in the portfolio and also to the adoption of CECL.

•Commercial and industrial loans decreased during 2023. The allowance increase related to this portfolio was due to the adoption of the CECL methodology.

•Commercial leases decreased during 2023. The allowance decrease related to this portfolio was due to the reduction in this portfolio and due to changes in the qualitative analysis of the portfolio. Commercial leases declined during 2023 from $317.6 million at December 31, 2022 to $285.4 million at December 31, 2023.

•Consumer and other loans increased during 2023. The decrease in the related loan loss allowance balance was due primarily to qualitative analysis, charge-offs on consumer loans and the adoption of the CECL methodology.

First Guaranty charged off $5.8 million in loan balances during the year ended December 31, 2023 as compared to $6.1 million for 2022. Recoveries totaled $1.4 million for the year ended December 31, 2023 and $1.9 million during 2022. The details of the $5.8 million in charged-off loans were as follows:

1.First Guaranty charged off $0.3 million in consumer loans related to Hurricane Ida relief loans during 2023. These loans were originated in the Fall of 2021 following Hurricane Ida that impacted Southeast Louisiana on August 29, 2021.
2.First Guaranty charged off $0.8 million on a real estate secured loan in the fourth quarter of 2023. This loan had no remaining principal balance at December 31, 2023. This loan was previously acquired in the 2019 Union Bancshares acquisition.
3.First Guaranty charged off $0.3 million on a commercial and industrial loan during the fourth quarter of 2023. This loan had no remaining principal balance at December 31, 2023.
4.Smaller loans and overdrawn deposit accounts comprised the remaining $4.4 million of charge-offs for 2023. These charge offs were concentrated in equipment, vehicle, and unsecured loans.

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

	At December 31,
	2023			2022
(dollars in thousands)	Allowance for Loan and Lease Losses	Percent of Allowance to Total Allowance for Loan and Lease Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan and Lease Losses	Percent of Allowance to Total Allowance for Loan and Lease Losses	Percent of Loans in Each Category to Total Loans
Real Estate:
Construction and land development	$5,845	18.9%	14.5%	$1,232	5.2%	9.2%
Farmland	36	0.1%	1.2%	83	0.4%	1.0%
1- 4 family	6,653	21.5%	16.1%	1,761	7.5%	14.5%
Multifamily	1,614	5.2%	4.3%	746	3.2%	4.7%
Non-farm non-residential	10,596	34.3%	37.9%	9,280	39.5%	39.3%

Non-Real Estate:
Agricultural	97	0.3%	1.5%	240	1.0%	1.5%
Commercial and industrial	2,711	8.8%	12.1%	2,194	9.3%	15.3%
Commercial leases	1,948	6.3%	10.4%	4,879	20.7%	12.6%
Consumer and other	1,426	4.6%	2.0%	2,506	10.7%	1.9%
Unallocated	—	—%	—	597	2.5%	—

Total Allowance	$30,926	100.0%	100.0%	$23,518	100.0%	100.0%

The following table presents net charge-offs during the period to average loans outstanding:

	December 31, 2023			December 31, 2022
(in thousands except for %)	Net (Charge-offs) Recoveries	Average Loans Outstanding[1]	Net Charge-offs During Period to Average Loans Outstanding	Net (Charge-offs) Recoveries	Average Loans Outstanding[1]	Net Charge-offs During Period to Average Loans Outstanding
Real Estate:
Construction & land development	$7	$333,107	—%	$275	$203,364	0.1%
Farmland	—	29,089	—%	—	27,343	—%
1- 4 Family	(871)	414,007	(0.2)%	(18)	330,752	—%
Multifamily	—	120,522	—%	452	103,194	0.4%
Non-farm non-residential	92	1,037,722	—%	(254)	957,858	—%

Non-Real Estate:
Agricultural	414	44,308	0.9%	(327)	38,175	(0.9)%
Commercial and industrial	(1,489)	343,041	(0.4)%	(472)	390,183	(0.1)%
Commercial leases	—	290,559	—%	(145)	273,367	(0.1)%
Consumer and other	(2,549)	49,370	(5.2)%	(3,678)	48,301	(7.6)%
1Average loans outstanding was calculated using the trailing four quarters total for loans.

Investment Securities

Investment securities at December 31, 2023 totaled $404.1 million, a decrease of $47.4 million, or 10.5%, compared to $451.5 million at December 31, 2022. The portfolio consists of both available for sale (AFS) and held to maturity securities (HTM). The securities designated as held to maturity are agency and corporate debt securities that are part of First Guaranty’s investment strategy and public funds collateralization program. We purchase securities for our investment portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and meet pledging requirements for public funds and borrowings.

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

At December 31, 2023, the U.S. Government and Government agency securities and municipal bonds qualified as securities available to collateralize public funds. Securities pledged as collateral totaled $192.2 million at December 31, 2023 and $260.8 million at December 31, 2022. Our public funds deposits have a seasonal increase due to tax collections at the end of the year and the first quarter. We typically collateralize the seasonal public fund increases with short term instruments such as U.S. Treasuries or other agency backed securities.

Our available for sale securities portfolio totaled $83.5 million at December 31, 2023, a decrease of $48.0 million, or 36.5%, compared to $131.5 million at December 31, 2022. The decrease was primarily due to the maturity of U.S. Treasury securities.

Our held to maturity securities portfolio had an amortized cost of $320.6 million, net of allowance at December 31, 2023, compared to $320.1 million at December 31, 2022.

There were no credit related impairment of available for sale securities during 2023. An allowance for credit losses of $0.1 million for held to maturity securities was recorded upon the adoption of ASC 326. There was one charge-off, net of recovery of $0.1 million recognized on a corporate security classed as held to maturity during 2023. There was a provision of $0.1 million was recorded in the third quarter of 2023. The allowance for credit losses for held to maturity securities was $0.1 million at December 31, 2023.

The following tables set forth the stated maturities and weighted average yields of our investment securities at December 31, 2023.

	At December 31, 2023
	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years
(in thousands except for %)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value		Weighted Average Yield
Available for sale:
U.S. Treasuries	$49,830	1.0%	$—	—%	$—	—%	$—		—%
U.S. Government Agencies	—	—%	—	—%	—	—%	—	2.3	—%
Corporate debt securities	—	—%	—	—%	15,474	5.4%	—		—%
Municipal bonds	807	3.4%	2,763	3.6%	3,290	4.3%	6,321		3.5%
Mortgage-backed securities	—	—%	1	3.4%	4	5.4%	4,995		5.0%
Total available for sale securities	$50,637	1.0%	$2,764	3.6%	$18,768	5.2%	$11,316		4.2%

Held to maturity:
U.S. Government Agencies	$—	—%	$—	—%	$62,756	2.3%	$203,140		2.5%
Corporate debt securities	$—	—%	$2,004	3.1%	$52,818	3.2%	$—		—%
Total held to maturity securities	$—	—%	$2,004	3.1%	$115,574	2.7%	$203,140		2.5%

At December 31, 2023, $50.6 million, or 12.5%, of the securities portfolio was scheduled to mature in less than one year. Securities, not including mortgage-backed securities and collateralized mortgage obligations, with contractual maturity dates over 10 years totaled $209.5 million, or 51.8%, of the total portfolio at December 31, 2023. We closely monitor the investment portfolio's yield, duration, and maturity to ensure a satisfactory return. The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates. Prepayments of mortgages that collateralize mortgage-backed securities also affect the maturity of the securities portfolio.

Deposits

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. We regularly assess our funding needs, deposit pricing and interest rate outlooks. From December 31, 2022 to December 31, 2023, total deposits increased $285.3 million, or 10.5%, to $3.0 billion. Noninterest-bearing demand deposits decreased $81.7 million, or 15.6% to $442.8 million at December 31, 2023. The decrease in noninterest-bearing demand deposits was primarily due to increased competition in the marketplace for interest bearing deposits. Interest-bearing demand deposits increased $66.4 million, or 4.5%, to $1.5 billion at December 31, 2023. The increase in interest-bearing demand deposits was primarily concentrated in public funds interest-bearing demand deposits. Savings deposits increased $13.2 million, or 6.4%, to $219.0 million at December 31, 2023, primarily related to increases in business and individual savings deposits. Time deposits increased $287.4 million, or 53.9%, to $820.7 million at December 31, 2023, primarily due to increases in consumer and business time deposits along with increased brokered time deposits of approximately $175.6 million. These new brokered time deposits had maturities of two and three years. The proceeds from the new deposits were used to reduce short-term FHLB borrowings.

Management will continue to evaluate and update our product mix and related technology in its efforts to attract additional customers. We currently offer a number of deposit products that are competitively priced and designed to attract and retain customers with primary emphasis on noninterest-bearing deposits and other lower cost deposits.

At December 31, 2023, public funds deposits totaled $1.2 billion compared to $1.1 billion at December 31, 2022. Public funds time deposits totaled $50.9 million at December 31, 2023 compared to $32.4 million at December 31, 2022. Public funds deposits increased due to new balances from existing customers that was primarily attributed to seasonal fluctuations. First Guaranty has developed a program for the retention and management of public funds deposits. Since the end of 2012, First Guaranty has maintained public funds deposits in excess of $400.0 million. These deposits are from public entities such as school districts, hospital districts, sheriff departments and municipalities. The majority of these funds are under fiscal agency agreements with terms of three years or less. Deposits under fiscal agency agreements are generally stable but public entities may maintain the ability to negotiate term deposits on a specific basis including with other financial institutions. These deposits generally have stable balances as we maintain both operating accounts and time deposits for these entities. There is a seasonal component to public deposit levels associated with annual tax collections. Public funds will increase at the end of the year and during the first quarter. In addition to seasonal fluctuations, there are monthly fluctuations associated with internal payroll and short-term tax collection accounts for our public funds deposit accounts. Public funds deposit accounts are collateralized by FHLB letters of credit, by expanded reciprocal deposit insurance programs, by Louisiana municipal bonds and by eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac. First Guaranty continues to grow the proportion of its public funds portfolio that is collateralized by reciprocal deposit insurance as an alternative to pledging securities or utilizing FHLB letters of credit. First Guaranty initiated this strategy to more efficiently invest these deposits in higher yielding loans to improve the net interest margin and earnings. Total public funds collateralized by reciprocal deposit insurance programs increased to $591.7 million at December 31, 2023 compared to $576.3 million at December 31, 2022.

The following table sets forth public funds as a percent of total deposits.

	At December 31,
(in thousands except for %)	2023	2022
Public Funds:
Noninterest-bearing Demand	$6,471	$11,730
Interest-bearing Demand	1,090,527	1,022,760
Savings	46,606	46,354
Time	50,934	32,427
Total Public Funds	$1,194,538	$1,113,271
Total Deposits	$3,009,094	$2,723,792
Total Public Funds as a percent of Total Deposits	39.7%	40.9%

At December 31, 2023, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $250,000 was approximately $196.9 million. At December 31, 2023, approximately $34.6 million of our certificates of deposit greater than or equal to $250,000 had a remaining term greater than one year.

The total amount of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) was estimated at $302.6 million at December 31, 2023. This total excludes public funds deposits that are collateralized by securities or FHLB letters of credit. The amount of uninsured deposits including collateralized public funds deposits was estimated at $880.6 million at December 31, 2023.

The following table sets forth the maturity of certificates of deposits greater than $250,000 at December 31, 2023.

(in thousands)	December 31, 2023
Three months or less	$76,884
Three to six months	27,222
Six months to one year	39,559
One to three years	19,612
More than three years	4,105
Total certificates of deposit greater than $250,000	$167,382

Borrowings

First Guaranty maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. First Guaranty had $66.3 million in short-term borrowings outstanding at December 31, 2023 compared to $146.4 million outstanding at December 31, 2022. The short-term borrowings at December 31, 2023 were comprised of short-term Federal Home Loan Bank advances of $50.0 million, a line of credit of $20.0 million with an outstanding balance of $10.0 million and repurchase agreements of $6.3 million. The short-term borrowings outstanding at December 31, 2022 were comprised of $120.0 million of short-term Federal Home Loan Bank advances of $120.0 million, a line of credit of $20.0 million with an outstanding balance of $20.0 million and repurchase agreements of $6.4 million. First Guaranty had available lines of credit of $20.0 million, with $10.0 million outstanding at December 31, 2023. A net availability of $10.0 million remained.

First Guaranty had long-term borrowings from the FHLB that totaled $155.0 million at December 31, 2023. First Guaranty converted previous short-term floating rate borrowings from the FHLB into long-term lower fixed rate borrowings in order to reduce interest expense. First Guaranty has a $20.0 million FHLB advance that matures in the first quarter of 2025, a $100.0 million FHLB advance that matures in the second quarter of 2027, and $35.0 million FHLB advance that matures in the third quarter of 2027.

At December 31, 2023, we had $513.3 million in FHLB letters of credit outstanding obtained primarily for collateralizing public deposits compared to $388.6 million at December 31, 2022.

First Guaranty had senior long-term debt totaling $39.1 million at December 31, 2023 and $21.9 million at December 31, 2022. The change in senior long-term debt occurred when First Guaranty refinanced its outstanding balance on a revolving line of credit into a long term credit facility in October 2023.

First Guaranty also had subordinated debt totaling $15.0 million at December 31, 2023 and $15.0 million at December 31, 2022.

Shareholders' Equity

Total shareholders' equity increased to $249.6 million at December 31, 2023 from $235.0 million at December 31, 2022. The increase in shareholders' equity was principally the result of an increase of $19.0 million in surplus and a $2.3 million decrease in accumulated other comprehensive loss, partially offset by a decrease of $8.4 million in retained earnings. The $19.0 million increase in surplus was due to common stock issued in private placements and common stock issued under the Equity Bonus Plan during 2023. The decrease in accumulated other comprehensive loss was primarily attributed to the decrease in unrealized losses on available for sale securities during the year ended December 31, 2023. The $8.4 million decrease in retained earnings was primarily due to the adoption of CECL which had a $7.9 million after tax reduction to retained earnings, $7.4 million in cash dividends paid on shares of our common stock and $2.3 million in cash dividends paid on shares of our preferred stock, partially offset by net income of $9.2 million during the year ended December 31, 2023.

Results of Operations

A discussion regarding significant changes in our financial condition from December 31, 2021 to December 31, 2022 and our results of operations for the year ended December 31, 2021 can be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 16, 2023, which is available on the SEC’s website at www.sec.gov and on our website, www.fgb.net.

Performance Summary

Year ended December 31, 2023 compared with year ended December 31, 2022. Net income for the year ended December 31, 2023 was $9.2 million, a decrease of $19.7 million, or 68.1%, as compared to $28.9 million for the year ended December 31, 2022. The decrease in net income of $19.7 million for the year ended December 31, 2023 was the result of several factors. First Guaranty experienced an increase in interest income. This increased income was offset by an increase in interest expense, an increase in the provision for credit losses, a decrease in noninterest income, and an increase in noninterest expense. Loan interest income increased due to the growth in First Guaranty's loan portfolio and repricing of existing loans to higher market rates, including loan fees recognized as an adjustment to yield. Securities interest income increased due to an increase in the average yield of the investment portfolio. Factors that offset the increase in net income included an increase in interest expense due to increases in volume and market interest rates. The increase in the provision was related to changes within the portfolio. Noninterest income decreased primarily due a decrease on the sale of loans. Noninterest expense increased primarily due to increased personnel expenses, legal and professional fees, software expense, regulatory assessment, and data processing expenses. Earnings per common share for the years ended December 31, 2023 was $0.62 per common share, a decrease of 75.0% or $1.86 per common share from $2.48 per common share for the year ended December 31, 2022.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest income earned on interest-earning assets, including loans and securities, and interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Interest rate fluctuations, as well as changes in the amount and type of interest-earning assets and interest-bearing liabilities, combine to affect net interest income. First Guaranty’s assets and liabilities are generally most affected by changes in the Federal Funds rate, SOFR rate, short term Treasury rates such as one month and three month Treasury bills, and longer term Treasury rates such as the U.S. ten year Treasury rate. These rates increased in 2022 and 2023 due to the impact of inflation and the Federal Reserve's actions to reduce inflation by increasing interest rates. Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities. There may also be a time lag in the effect of interest rate changes on assets and liabilities. It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds.
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

Year ended December 31, 2023 compared with year ended December 31, 2022. Net interest income for the years ended December 31, 2023 and 2022 was $84.7 million and $100.0 million, respectively. The decrease in net interest income for the year ended December 31, 2023 as compared to the prior year was primarily due to an increase in the average balance of our total interest-bearing liabilities and an increase in the average rate of our total interest-bearing liabilities, partially offset by an increase in the average balance of our total interest-earning assets and an increase in the average yield of our total interest-earning assets. For the year ended December 31, 2023, the average balance of our total interest-bearing liabilities increased by $320.8 million to $2.5 billion due to growth in interest-bearing deposits and borrowings. The average rate of our total interest-bearing liabilities increased by 224 basis points to 3.90% from 1.66% for the year ended 2022. The rise in market interest rates, particularly associated with Treasury rates, contributed to the increase in our liabilities cost. The primary source of the increase in liabilities cost was associated with interest bearing demand deposits for public funds that are primarily indexed to Treasury rates. For the year ended December 31, 2023, the average balance of our total interest-earning assets increased by $267.2 million to $3.1 billion due to an improved mix of higher yielding assets. The average yield of our interest-earning assets increased by 107 basis points to 5.81% from 4.74% for the year ended December 31, 2022 due to an improved mix of higher yielding assets. As a result, our net interest rate spread decreased 117 basis points to 1.91% for the year ended December 31, 2023 from 3.08% for the year ended December 31, 2022. Our net interest margin decreased 78 basis points to 2.69% for the year ended December 31, 2023 from 3.47% for the year ended December 31, 2022.

Interest Income

Year ended December 31, 2023 compared with year ended December 31, 2022. Interest income increased $46.4 million, or 34.0%, to $183.0 million for the year ended December 31, 2023 as compared to the prior year. First Guaranty's loan portfolio expanded during 2023 due to growth associated with our loan originations and existing loans repriced to higher market rates. These factors contributed to the increase in interest income as the average balance of our total interest-earning assets, primarily associated with loans, increased, and the average yield of interest-earning assets increased. The average balance of our interest-earning assets increased $267.2 million to $3.1 billion for the year ended December 31, 2023 as compared to the prior year. The average yield of interest-earning assets increased by 107 basis points to 5.81% for the year ended December 31, 2023 compared to 4.74% for the year ended December 31, 2022.

Interest income on securities increased $0.4 million to $9.6 million for the year ended December 31, 2023 as compared to the prior year primarily as a result of an increase in average yield of securities. The average yield on securities increased by 26 basis points to 2.31% for the year ended December 31, 2023 from 2.05% for the year ended December 31, 2022 due to the decrease in lower yielding Treasury securities that matured in 2023. The average balance of securities decreased $36.7 million to $415.5 million for the year ended December 31, 2023 from $452.2 million for the year ended December 31, 2022 primarily due to a decrease in the average balance of our U.S. Treasuries securities portfolio compared to the prior year.

Interest income on loans increased $41.1 million, or 32.6%, to $167.1 million for the year ended December 31, 2023 as a result of an increase in the average balance and average yield of loans. The average balance of loans (excluding loans held for sale) increased by $308.8 million to $2.6 billion for the year ended December 31, 2023 from $2.3 billion for the year ended December 31, 2022 as a result of new loan originations. The average yield on loans (excluding loans held for sale) increased by 93 basis points to 6.41% for the year ended December 31, 2023 from 5.48% for the year ended December 31, 2022 due to the improved mix of loans along with an increase in market interest rates.

Interest Expense

Year ended December 31, 2023 compared with year ended December 31, 2022. Interest expense increased $61.8 million, or 169.1%, to $98.3 million for the year ended December 31, 2023 from $36.5 million for the year ended December 31, 2022 due primarily to an increase in market interest rates and due to an increase in the average balance of interest-bearing liabilities. The average rate of interest-bearing demand deposits increased by 259 basis points during the year ended December 31, 2023 to 4.16% as compared to 1.57% for the prior year. The increase in market interest rates, particularly U.S. Treasury rates, contributed to the increase in rates paid on interest-bearing demand deposits. The largest concentration of interest-bearing demand deposits is associated with public funds deposits that are primarily indexed to Treasury rates. Treasury rates increased as the Federal Reserve increased rates to address increased inflation in the U.S. economy. The average rate of time deposits increased 163 basis points during the year ended December 31, 2023 to 3.58% as compared to 1.95% for the prior year. The increase in the average rate of time deposits was due to changes in market rates. The average balance of interest-bearing liabilities increased by $320.8 million during the year ended December 31, 2023 to $2.5 billion. This increase was a result of a $86.2 million increase in the average balance of interest-bearing demand deposits, a $0.7 million increase in the average balance of savings deposits, a $122.9 million increase in the average balance of time deposits, and a $111.1 million increase in the average balance of borrowings.

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

	December 31, 2023			December 31, 2022
(in thousands except for %)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-earning deposits with banks(1)	$125,417	$6,268	5.00%	$130,406	$1,324	1.02%
Securities (including FHLB stock)	415,504	9,601	2.31%	452,213	9,250	2.05%
Federal funds sold	374	—	—%	256	—	—%
Loans held for sale	—		—%	—	—	—%
Loans, net of unearned income (6)	2,607,074	167,140	6.41%	2,298,273	126,002	5.48%
Total interest-earning assets	3,148,369	183,009	5.81%	2,881,148	136,576	4.74%

Noninterest-earning assets:
Cash and due from banks	18,729			18,833
Premises and equipment, net	61,733			58,197
Other assets	27,514			29,509
Total Assets	$3,256,345			$2,987,687

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$1,448,597	60,243	4.16%	$1,362,396	21,419	1.57%
Savings deposits	213,025	3,554	1.67%	212,329	915	0.43%
Time deposits	669,661	23,967	3.58%	546,776	10,682	1.95%
Borrowings	187,019	10,540	5.64%	75,962	3,518	4.63%
Total interest-bearing liabilities	2,518,302	98,304	3.90%	2,197,463	36,534	1.66%

Noninterest-bearing liabilities:
Demand deposits	481,456			552,786
Other	18,672			9,669
Total Liabilities	3,018,430			2,759,918

Shareholders' Equity	237,915			227,769
Total Liabilities and Shareholders' Equity	$3,256,345			$2,987,687
Net interest income		$84,705			$100,042

Net interest rate spread(2)			1.91%			3.08%
Net interest-earning assets(3)	$630,067			$683,685
Net interest margin(4)(5)			2.69%			3.47%

Average interest-earning assets to interest-bearing liabilities			125.02%			131.11%
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
(5)The tax adjusted net interest margin was 2.69% and 3.48% for the years ended December 31, 2023 and 2022. A 21% tax rate was used to calculate the effect on securities income from tax exempt securities for the years ended December 31, 2023 and 2022.
(6)Includes loan fees of $6.0 million and $7.8 million for the years ended December 31, 2023 and 2022. PPP loan fee income of $16,000 and $1.3 million was recognized for the years ended December 31, 2023 and 2022, respectively.

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

	For the Years Ended December 31, 2023 vs. 2022 Increase (Decrease) Due To
(in thousands except for %)	Volume	Rate	Increase/ Decrease
Interest earned on:
Interest-earning deposits with banks	$(52)	$4,996	$4,944
Securities (including FHLB stock)	(788)	1,139	351
Federal funds sold	—	—	—
Loans held for sale	—	—	—
Loans, net of unearned income	18,198	22,940	41,138
Total interest income	17,358	29,075	46,433

Interest paid on:
Demand deposits	1,437	37,387	38,824
Savings deposits	3	2,636	2,639
Time deposits	2,825	10,460	13,285
Borrowings	6,115	907	7,022
Total interest expense	10,380	51,390	61,770

Change in net interest income	$6,978	$(22,315)	$(15,337)

Provision for Credit and Loan Losses

A provision for credit and loan losses is a charge to income in an amount that management believes is necessary to maintain an adequate allowance for credit losses. The allowance for credit losses is calculated under ASC 326 and is management's evaluation of expected credit losses over the life of the loans in the portfolio. The provision is based on management's regular evaluation of current economic conditions in our specific markets as well as regionally and nationally, changes in the character and size of the loan portfolio, underlying collateral values securing loans, and other factors which deserve recognition in estimating loan losses. Past events, current conditions, and reasonable forecasts, along with quantitative and qualitative adjustments, are used in calculating the allowance for credit losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.

We recorded a $3.7 million provision for credit losses for the year ended December 31, 2023 compared to $3.7 million for 2022. The $3.7 million provision included a $0.1 million negative provision for credit losses related to unfunded commitments and a $0.1 million provision for credit losses on HTM securities. Total charge-offs were $5.8 million for year ended December 31, 2023 and $6.1 million for 2022. Charge-offs for 2023 were concentrated in consumer relief loans associated with Hurricane Ida, a non-farm non-residential loan, and a commercial and industrial loan. Hurricane Ida consumer relief loans charge-offs totaled $0.3 million during 2023. Partially offsetting these charge-offs were recoveries that totaled $1.4 million for the year ended December 31, 2023 and $1.9 million for the same period in 2022.

We believe that the allowance is adequate to cover expected losses in the loan portfolio. Economic uncertainty may result in additional increases to the allowance for credit losses in future periods.

Noninterest Income

Our primary sources of recurring noninterest income are customer service fees, ATM and debit card fees, loan fees, gains on the sales of loans and available for sale securities and other service fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.

Noninterest income totaled $10.6 million for the year ended December 31, 2023, a decrease of $0.4 million from $11.0 million for the year ended December 31, 2022. The decrease was primarily due to reduced gains on the sale of loans. Net securities losses were $0 for the year ended December 31, 2023 as compared to net securities losses of $17,000 for 2022. Service charges, commissions and fees totaled $3.4 million for the year ended December 31, 2023 as compared to $3.2 million for 2022. ATM and debit card fees totaled $3.2 million for the year ended December 31, 2023 and $3.4 million for 2022. Net gains on the sale of loans were $12,000 for the year ended December 31, 2023 and $1.8 million for 2022. Other noninterest income totaled $3.9 million and $2.7 million for the years ended December 31, 2023 and 2022, respectively.

Noninterest Expense

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense and other types of expenses. Noninterest expense totaled $79.7 million for the year ended December 31, 2023 and $71.0 million for the year ended December 31, 2022. Salaries and benefits expense totaled $40.4 million for the year ended December 31, 2023 and $36.7 million for the year ended December 31, 2022. The increase was primarily due to the increase in personnel expense from new hires. Occupancy and equipment expense totaled $9.0 million for the year ended December 31, 2023 and $8.9 million for the year ended December 31, 2022. Other noninterest expense totaled $30.2 million for the year ended December 31, 2023 and $25.4 million for 2022. The largest increase in other noninterest expense was a $1.5 million increase in legal fees, which incluced a $0.6 million settlement payment to the SEC and legal fees related to the propesed merger with Lone Star Bank. Regulatory assessments increased $1.1 million to $3.1 million in 2023, compared to $2.0 million in 2022.

The following table presents, for the years indicated, the major categories of other noninterest expense:

(in thousands)	December 31, 2023	December 31, 2022
Other noninterest expense:
Legal and professional fees	$5,709	$4,159
Data processing	2,100	1,596
ATM fees	1,804	1,750
Marketing and public relations	1,927	1,747
Taxes - sales, capital, and franchise	2,263	1,949
Operating supplies	778	728
Software expense and amortization	5,282	4,191
Travel and lodging	1,362	1,236
Telephone	382	406
Amortization of core deposits	696	696
Donations	595	638
Net costs from other real estate and repossessions	157	393
Regulatory assessment	3,136	1,997
Other	4,032	3,888
Total other expense	$30,223	$25,374

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other non-deductible expenses and the statutory tax rate. The provision for income taxes for the years ended December 31, 2023 and 2022 was $2.7 million and $7.5 million, respectively. The provision for income taxes in 2023 decreased as compared to 2022 due to the decrease in income before income taxes. First Guaranty's statutory tax rate was 21.0% for the years ended December 31, 2023 and 2022.

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

The Federal Reserve increased interest rates during 2022 and 2023 to address rising inflation in the U.S. The impact of rising interest rates associated with inflation impacted First Guaranty's net interest income and net interest margin along with the value of its financial assets.

Selected Financial Data

The following table presents consolidated selected financial data for First Guaranty. It does not purport to be complete and is qualified in its entirety by more detailed financial information and the audited consolidated financial statements contained elsewhere in this annual report.

	At or For the Years Ended December 31,
(in thousands except for %)	2023	2022	2021	2020	2019
Year End Balance Sheet Data:
Investment securities	$404,123	$451,526	$364,156	$238,548	$426,516
Federal funds sold	$341	$423	$183	$702	$914
Loans, net of unearned income	$2,748,708	$2,519,077	$2,159,359	$1,844,135	$1,525,490
Allowance for loan and lease losses	$30,926	$23,518	$24,029	$24,518	$10,929
Total assets	$3,552,772	$3,151,347	$2,878,120	$2,473,078	$2,117,216
Total deposits	$3,009,094	$2,723,792	$2,596,492	$2,166,318	$1,853,013
Borrowings	$275,396	$183,369	$49,635	$116,630	$86,747
Shareholders' equity	$249,631	$234,991	$223,889	$178,591	$166,035
Common shareholders' equity	$216,573	$201,933	$190,831	$178,591	$166,035
Performance Ratios and Other Data:
Return on average assets	0.28%	0.97%	1.01%	0.87%	0.76%
Return on average common equity	3.36%	13.64%	14.06%	11.36%	8.99%
Return on average tangible assets (1)	0.30%	0.99%	1.04%	0.90%	0.78%
Return on average tangible common equity (1)	3.98%	15.31%	15.98%	13.08%	9.68%
Net interest margin	2.69%	3.47%	3.44%	3.35%	3.41%
Average loans to average deposits	92.69%	85.94%	83.65%	81.25%	78.59%
Efficiency ratio (2)	83.62%	63.94%	63.63%	58.95%	67.48%
Efficiency ratio (excluding amortization of intangibles and securities transactions) (2)	82.89%	63.30%	63.32%	68.44%	66.77%
Full time equivalent employees (year end)	491	472	470	429	431
(Footnotes follow on next page)

	At or For the Years Ended December 31,
(in thousands except for % and share data)	2023	2022	2021	2020	2019
Capital Ratios:
Average shareholders' equity to average assets	7.31%	7.62%	7.65%	7.62%	8.42%
Average tangible equity to average tangible assets (3)	6.82%	7.08%	7.02%	6.86%	8.02%
Common shareholders' equity to total assets	6.10%	6.41%	6.63%	7.22%	7.84%
Tangible common equity to tangible assets (3)	5.65%	5.89%	6.04%	6.51%	6.99%
Income Data:
Interest income	$183,009	$136,576	$111,917	$100,684	$91,643
Interest expense	$98,304	$36,534	$22,299	$26,017	$29,966
Net interest income	$84,705	$100,042	$89,618	$74,667	$61,677
Provision for loan losses	$3,714	$3,656	$2,055	$14,877	$4,860
Noninterest income (excluding securities transactions)	$10,577	$11,026	$10,046	$8,989	$8,456
Securities (losses) gains	$—	$(17)	$714	$14,791	$(157)
Noninterest expense	$79,672	$71,005	$63,868	$58,033	$47,219
Earnings before income taxes	$11,896	$36,390	$34,455	$25,537	$17,897
Net income	$9,219	$28,884	$27,297	$20,318	$14,241
Net income available to common shareholders	$6,890	$26,556	$25,913	$20,318	$14,241
Per Common Share Data:
Net earnings	$0.62	$2.48	$2.42	$1.90	$1.34
Cash dividends paid	$0.64	$0.64	$0.60	$0.58	$0.54
Book value	$17.36	$18.84	$17.81	$16.66	$15.49
Tangible book value (4)	$16.03	$17.23	$16.13	$14.92	$13.68
Dividend payout ratio for Common and Preferred	105.20%	31.81%	28.49%	30.68%	40.74%
Weighted average number of shares outstanding	11,165,303	10,716,796	10,716,796	10,716,796	10,666,055
Number of shares outstanding	12,475,424	10,716,796	10,716,796	10,716,796	10,716,796
Asset Quality Ratios:
Non-performing assets to total assets	1.17%	0.47%	0.70%	1.25%	1.04%
Non-performing assets to total loans	1.52%	0.59%	0.93%	1.68%	1.44%
Non-performing loans to total loans	1.47%	0.58%	0.83%	1.55%	1.12%
Loan loss reserve to non-performing assets	74.12%	158.68%	119.95%	79.33%	49.86%
Net charge-offs to average loans	0.17%	0.18%	0.13%	0.08%	0.36%
Provision for loan and lease loss to average loans	0.14%	0.16%	0.10%	0.89%	0.37%
Allowance for loan and lease loss to total loans	1.13%	0.93%	1.11%	1.33%	0.72%
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

	At December 31,
(in thousands except for share data and %)	2023	2022	2021	2020	2019
Tangible Common Equity
Total shareholders' equity	$249,631	$234,991	$223,889	$178,591	$166,035
Adjustments:
Preferred Stock	33,058	33,058	33,058	—	—
Goodwill	12,900	12,900	12,900	12,900	12,942
Acquisition intangibles	3,658	4,355	5,051	5,815	6,527
Other intangibles	100	—	—	—	—
Tangible common equity	$199,915	$184,678	$172,880	$159,876	$146,566
Common shares outstanding	12,475,424	10,716,796	10,716,796	10,716,796	10,716,796
Book value per common share	$17.36	$18.84	$17.81	$16.66	$15.49
Tangible book value per common share	$16.03	$17.23	$16.13	$14.92	$13.68
Tangible Assets
Total Assets	$3,552,772	$3,151,347	$2,878,120	$2,473,078	$2,117,216
Adjustments:
Goodwill	12,900	12,900	12,900	12,900	12,942
Acquisition intangibles	3,658	4,355	5,051	5,815	6,527
Other intangibles	100	—	—	—	—
Tangible Assets	$3,536,114	$3,134,092	$2,860,169	$2,454,363	$2,097,747
Tangible common equity to tangible assets	5.65%	5.89%	6.04%	6.51%	6.99%

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

The following table reconciles, as of the dates set forth below, our efficiency ratio to the GAAP-based efficiency ratio:

	For the Year Ended December 31,
(in thousands except for share data and %)	2023	2022	2021	2020	2019
GAAP-based efficiency ratio	83.62%	63.94%	63.63%	58.95%	67.48%
Noninterest expense	$79,672	$71,005	$63,868	$58,033	$47,219
Amortization of intangibles	696	696	764	711	390
Noninterest expense, excluding amortization	78,976	70,309	63,104	57,322	46,829
Net interest income	84,705	100,042	89,618	74,667	61,677
Noninterest income	10,577	11,009	10,760	23,780	8,299
Adjustments:
Securities transactions	—	(17)	714	14,691	(157)
Noninterest income, excluding securities transactions	$10,577	$11,026	$10,046	$9,089	$8,456
Efficiency ratio	82.89%	63.30%	63.32%	68.44%	66.77%

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

First Guaranty's cash and cash equivalents totaled $286.5 million at December 31, 2023 compared to $83.2 million at December 31, 2022. Loans maturing within one year or less at December 31, 2023 totaled $357.7 million compared to $372.1 million at December 31, 2022. At December 31, 2023, time deposits maturing within one year or less totaled $503.7 million compared to $312.9 million at December 31, 2022. Time deposits maturing after one year through three years totaled $214.0 million at December 31, 2023 compared to $183.0 million at December 31, 2022. Time deposits maturing after three years totaled $103.0 million at December 31, 2023 compared to $37.4 million at December 31, 2022. First Guaranty's held to maturity ("HTM") investment securities portfolio at December 31, 2023 was $320.6 million or 79.3% of the investment portfolio compared to $320.1 million at December 31, 2022. First Guaranty's available for sale ("AFS") portfolio was $83.5 million, or 20.7% of the investment portfolio at December 31, 2023 compared to $131.5 million, or 29.1% at December 31, 2022. The majority of the AFS portfolio was comprised of U.S. Treasuries, U.S. Government Agencies, mortgage-backed securities, municipal bonds and investment grade corporate bonds. We believe these securities are readily marketable and enhance our liquidity.

We maintained a net borrowing capacity at the FHLB totaling $259.6 million and $369.5 million at December 31, 2023 and December 31, 2022, respectively with $205.0 million and $120.0 million in FHLB advances outstanding at December 31, 2023 and December 31, 2022, respectively. The advances outstanding at December 31, 2023 were comprised of three long term advances totaling $155.0 million and two short-term advances that totaled $50.0 million. The change in borrowing capacity with the Federal Home Loan Bank was due to changes in the value that First Guaranty receives on pledged collateral and due to First Guaranty's usage of the line. First Guaranty has increasingly transitioned public funds deposits into reciprocal deposit programs for collateralization as an alternative to FHLB letters of credit. At December 31, 2023, we had outstanding letters of credit from the FHLB in the amount of $513.3 million that were primarily used to collateralize public funds deposits. We also maintain federal funds lines of credit at various correspondent banks with borrowing capacity of $100.5 million and one revolving line of credit totaling $20.0 million secured by a pledge of the Bank's common stock, with a $10.0 million outstanding balance at December 31, 2023. We also have a discount window line with the Federal Reserve Bank that totaled $219.1 million at December 31, 2023. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources

Our capital position is reflected in total shareholders' equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total shareholders' equity increased to $249.6 million at December 31, 2023 from $235.0 million at December 31, 2022. The increase in shareholders' equity was principally the result of an increase of $19.0 million in surplus and a $2.3 million decrease in accumulated other comprehensive loss, partially offset by a decrease of $8.4 million in retained earnings. The $19.0 million increase in surplus was due to common stock issued in private placements and common stock issued under the Equity Bonus Plan during 2023. The decrease in accumulated other comprehensive loss was primarily attributed to the decrease in unrealized losses on available for sale securities during the year ended December 31, 2023. The $8.4 million decrease in retained earnings was primarily due to the adoption of CECL which had a $7.9 million after tax reduction to retained earnings, $7.4 million in cash dividends paid on shares of our common stock and $2.3 million in cash dividends paid on shares of our preferred stock, partially offset by net income of $9.2 million during the year ended December 31, 2023.

Capital Management

We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the Federal Reserve and the FDIC. We review capital levels on a monthly basis. We evaluate a number of capital ratios, including Tier 1 capital to total adjusted assets (the leverage ratio) and Tier 1 capital to risk-weighted assets. At December 31, 2023, First Guaranty Bank was classified as well-capitalized. First Guaranty Bank's capital conservation buffer was 3.20% at December 31, 2023.

The following table presents First Guaranty Bank's capital ratios as of the indicated dates.

	"Well Capitalized Minimums"	At December 31, 2023	"Well Capitalized Minimums"	At December 31, 2022
Tier 1 Leverage Ratio	5.00%	8.94%	5.00%	9.35%
Tier 1 Risk-based Capital Ratio	8.00%	10.31%	8.00%	10.31%
Total Risk-based Capital Ratio	10.00%	11.20%	10.00%	11.16%
Common Equity Tier One Capital	6.50%	10.31%	6.50%	10.31%

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

The notional amounts of the financial instruments with off-balance sheet risk at December 31, 2023 and 2022 are as follows:

Contract Amount

(in thousands)	December 31, 2023	December 31, 2022
Commitments to Extend Credit	$304,218	$246,968
Unfunded Commitments under lines of credit	$214,546	$253,906
Commercial and Standby letters of credit	$13,971	$14,222

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

Unfunded commitments under lines of credit are contractually obligated by us as long as the borrower is in compliance with the terms of the loan relationship. Unfunded lines of credit are typically operating lines of credit that adjust on a regular basis as a customer requires funding. There may be seasonal variations to the usage of these lines. At December 31, 2023, the largest concentrations of unfunded commitments were lines of credit associated with construction and land development loans and commercial and industrial loans.

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

There were no losses incurred on any commitments during the years ended December 31, 2023 and 2022. The reserve for credit losses on unfunded commitments was $2.8 million at December 31, 2023.

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

The following interest sensitivity analysis is one measurement of interest rate risk. This analysis, which we prepare quarterly, reflects the contractual maturity characteristics of assets and liabilities over various time periods. This analysis does not factor in prepayments or interest rate floors on loans which may significantly change the report. This table includes nonaccrual loans in their respective maturity periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at December 31, 2023 illustrated below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

	December 31, 2023
	Interest Sensitivity Within
(dollars in thousands)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$681,614	$327,423	$1,009,037	$1,739,671	$2,748,708
Securities (including FHLB stock)	63,574	453	64,027	353,486	417,513
Federal Funds Sold	341	—	341	—	341
Other earning assets	273,237	—	273,237	—	273,237
Total earning assets	$1,018,766	$327,876	$1,346,642	$2,093,157	$3,439,799

Source of Funds:
Interest-bearing accounts:
Demand deposits	$1,526,628	$—	$1,526,628	$—	$1,526,628
Savings deposits	218,986	—	218,986	—	218,986
Time deposits	220,856	282,798	503,654	317,071	820,725
Short-term borrowings	60,000	—	60,000	6,115	66,115
Senior long-term debt	39,099	—	39,099	155,000	194,099
Junior subordinated debt	15,000	—	15,000	—	15,000
Noninterest-bearing, net	—	—	—	598,246	598,246
Total source of funds	$2,080,569	$282,798	$2,363,367	$1,076,432	$3,439,799

Period gap	$(1,061,803)	$45,078	$(1,016,725)	$1,016,725
Cumulative gap	$(1,061,803)	$(1,016,725)	$(1,016,725)	$—

Cumulative gap as a percent of earning assets	(30.9)%	(29.6)%	(29.6)%

Item 8 - Financial Statements and Supplementary Data

Griffith, DeLaney, Hillman & Lett, CPAs, PSC
Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
First Guaranty Bancshares, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Guaranty Bancshares, Inc. and Subsidiary (First Guaranty) as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes collectively referred to as the financial statements. We also have audited First Guaranty’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Guaranty as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, First Guaranty maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

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

Allowance for Credit Losses

As described in Notes 1, 5 and 6 to the financial statements, at December 31, 2023, First Guaranty’s total loans were $2.7 billion and the associated allowance for credit losses balance was $30.9 million. The allowance for credit losses is management’s evaluation of expected credit losses over the life of the loans in the portfolio in accordance with Accounting Standards Codification ASC 326: Financial Instruments – Credit Losses. The Company uses the discounted cash flow method to estimate expected losses for all of the Company’s loan segments that exhibit similar risk characteristics and loans that do not share risk characteristics are evaluated on an individual basis. For each loan segment, the Company generates cash flow projections at the instrument level adjusting payment expectations for estimated prepayment speed, curtailments, time to recovery, probability of default and loss given default. Additional qualitative adjustments are applied for risk factors that are not considered within the modeling process but are relevant in assessing the expected credit losses within the loan segments. Consideration is given to the following factors: changes in lending policies, procedures and strategies; changes in nature and volume of the portfolio; staff experience; changes in volume and trends in classified loans, delinquencies and nonaccruals; concentration risk; trends in underlying collateral values; external factors such as competition, legal and regulatory environment; changes in the quality of the loan review system; and economic conditions.

Auditing management’s estimate of the allowances for loan credit losses, and more specifically the qualitative factor adjustments applied in the ACL, is a critical audit matter. The principal consideration for our determination of the critical audit matter is a high degree of subjectivity of the assumptions utilized in calculating the qualitative reserve component within the model. Furthermore, certain inputs and assumptions lack observable data and, therefore, applying audit procedures required a higher degree of auditor judgement and subjectivity due to the nature and extent of audit evidence and effort required to address this matter.

The primary procedures we performed to address the critical audit matter included:

•Obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the reliability and accuracy of data used to calculate and estimate the various components of the ACL including:
◦Loan data completeness and accuracy,
◦Grouping of loans by segment,
◦Model inputs utilized,
◦Approval of model assumptions selected, and
◦Qualitative factors have been appropriately identified, are adequately supported, and accurately applied.

•Evaluated and tested the data and inputs utilized within the ACL calculation for completeness and accuracy including mathematical accuracy of the calculation.

•Evaluated the qualitative factors for appropriate identification and application including reasonableness of the basis for adjustment.

•Analyzed the total qualitative factor adjustment applied to each loan segment, in comparison to changes in the Company’s quantitatively driven expected credit losses and loan segments and evaluated the appropriateness of the total qualitative factor adjustments applied in the overall allowance.

We have served as First Guaranty's auditor since 2022.

Ashland, Kentucky
March 15, 2024

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents:
Cash and due from banks	$286,114	$82,796
Federal funds sold	341	423
Cash and cash equivalents	286,455	83,219

Investment securities:
Available for sale, at fair value	83,485	131,458
Held to maturity, at cost and net of allowance for credit losses of $80 and $0 (estimated fair value of $253,584 and $242,560, respectively)	320,638	320,068
Investment securities	404,123	451,526

Federal Home Loan Bank stock, at cost	13,390	6,528
Loans held for sale	—	—

Loans, net of unearned income	2,748,708	2,519,077
Less: allowance for credit losses	30,926	23,518
Net loans	2,717,782	2,495,559

Premises and equipment, net	69,792	58,206
Goodwill	12,900	12,900
Intangible assets, net	4,298	4,979
Other real estate, net	1,250	113
Accrued interest receivable	15,713	13,002
Other assets	27,069	25,315
Total Assets	$3,552,772	$3,151,347

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$442,755	$524,415
Interest-bearing demand	1,526,628	1,460,259
Savings	218,986	205,760
Time	820,725	533,358
Total deposits	3,009,094	2,723,792

Short-term advances from Federal Home Loan Bank	50,000	120,000
Short-term borrowings	10,000	20,000
Repurchase agreements	6,297	6,442
Accrued interest payable	11,807	4,289
Long-term advances from Federal Home Loan Bank	155,000	—
Senior long-term debt	39,099	21,927
Junior subordinated debentures	15,000	15,000
Other liabilities	6,844	4,906
Total Liabilities	3,303,141	2,916,356

Shareholders' Equity
Preferred stock, Series A - $1,000 par value - 100,000 shares authorized
Non-cumulative perpetual; 34,500 shares issued and outstanding, respectively	$33,058	$33,058
Common stock, $1 par value - 100,600,000 shares authorized; 12,475,424 and 10,716,796 shares issued and outstanding	12,475	10,717
Surplus	149,085	130,093
Retained earnings	67,972	76,351
Accumulated other comprehensive (loss) income	(12,959)	(15,228)
Total Shareholders' Equity	249,631	234,991
Total Liabilities and Shareholders' Equity	$3,552,772	$3,151,347
See Notes to Consolidated Financial Statements.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(in thousands, except share data)	2023	2022
Interest Income:
Loans (including fees)	$167,140	$126,002
Deposits with other banks	6,268	1,324
Securities (including FHLB stock)	9,601	9,250
Federal funds sold	—	—
Total Interest Income	183,009	136,576

Interest Expense:
Demand deposits	60,243	21,419
Savings deposits	3,554	915
Time deposits	23,967	10,682
Borrowings	10,540	3,518
Total Interest Expense	98,304	36,534

Net Interest Income	84,705	100,042
Less: Provision for credit losses	3,714	3,656
Net Interest Income after Provision for Credit Losses	80,991	96,386

Noninterest Income:
Service charges, commissions and fees	3,401	3,160
ATM and debit card fees	3,242	3,406
Net gains (losses) on securities	—	(17)
Net gains on sale of loans	12	1,774
Other	3,922	2,686
Total Noninterest Income	10,577	11,009

Noninterest Expense:
Salaries and employee benefits	40,422	36,699
Occupancy and equipment expense	9,027	8,932
Other	30,223	25,374
Total Noninterest Expense	79,672	71,005

Income Before Income Taxes	11,896	36,390
Less: Provision for income taxes	2,677	7,506
Net Income	9,219	28,884
Less: Preferred stock dividends	2,329	2,328
Net Income Available to Common Shareholders	$6,890	$26,556

Per Common Share:
Earnings	$0.62	$2.48
Cash dividends paid	$0.64	$0.64

Weighted Average Common Shares Outstanding	11,165,303	10,716,796
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(in thousands)	2023	2022
Net Income	$9,219	$28,884
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	2,872	(10,897)
Reclassification adjustments for losses (gains) included in net income	—	17
Change in unrealized gains (losses) on securities	2,872	(10,880)
Tax impact	(603)	2,285
Other comprehensive income (loss)	2,269	(8,595)
Comprehensive Income	$11,488	$20,289
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Preferred Stock $1,000 Par	Common Stock $1 Par	Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total

Balance December 31, 2021	$33,058	$10,717	$130,093	$56,654	$(6,633)	$223,889
Net income	—	—	—	7,585	—	7,585
Other comprehensive income (loss)	—	—	—	—	(7,425)	(7,425)
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.16 per share)	—	—	—	(1,715)	—	(1,715)
Balance March 31, 2022	$33,058	$10,717	$130,093	$61,942	$(14,058)	$221,752
Net income	—	—	—	8,124	—	8,124
Other comprehensive income (loss)	—	—	—	—	(1,043)	(1,043)
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.16 per share)	—	—	—	(1,715)	—	(1,715)
Balance June 30, 2022	$33,058	$10,717	$130,093	$67,769	$(15,101)	$226,536
Net income	—	—	—	8,053	—	8,053
Other comprehensive income (loss)	—	—	—	—	(855)	(855)
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.16 per share)	—	—	—	(1,714)	—	(1,714)
Balance September 30, 2022	$33,058	$10,717	$130,093	$73,526	$(15,956)	$231,438
Net income	—	—	—	5,122	—	5,122
Other comprehensive income	—	—	—	—	728	728
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.16 per share)	—	—	—	(1,715)	—	(1,715)
Balance December 31, 2022	$33,058	$10,717	$130,093	$76,351	$(15,228)	$234,991

	Preferred Stock $1,000 Par	Common Stock $1 Par	Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total

Balance December 31, 2022	$33,058	$10,717	$130,093	$76,351	$(15,228)	$234,991
Net income	—	—	—	3,468	—	3,468
Cumulative effect of adoption of ASC Topic 326, net of tax	—	—	—	(7,900)	—	(7,900)
Other comprehensive income	—	—	—	—	414	414
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.16 per share)	—	—	—	(1,715)	—	(1,715)
Balance March 31, 2023	$33,058	$10,717	$130,093	$69,622	$(14,814)	$228,676
Net income	—	—	—	2,676	—	2,676
Common stock issued in private placement, 714,287 shares	—	714	9,286	—	—	10,000
Other comprehensive income (loss)	—	—	—	—	(84)	(84)
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.16 per share)	—	—	—	(1,829)	—	(1,829)
Balance June 30, 2023	$33,058	$11,431	$139,379	$69,887	$(14,898)	$238,857
Net income	—	—	—	1,772	—	1,772
Other comprehensive income	—	—	—	—	605	605
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.16 per share)	—	—	—	(1,830)	—	(1,830)
Balance September 30, 2023	$33,058	$11,431	$139,379	$69,247	$(14,293)	$238,822
Net income	—	—	—	1,303	—	1,303
Common stock issued in private placement, 1,000,000 shares	—	1,000	9,000	—	—	10,000
Common stock issued under Equity Bonus Plan, 44,341 shares	—	44	706	—	—	750
Other comprehensive income	—	—	—	—	1,334	1,334
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.16 per share)	—	—	—	(1,996)	—	(1,996)
Balance December 31, 2023	$33,058	$12,475	$149,085	$67,972	$(12,959)	$249,631
 See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2023	2022
Cash Flows From Operating Activities:
Net income	$9,219	$28,884
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,714	3,656
Depreciation and amortization	4,026	4,109
Amortization/Accretion of investments	987	1,801
(Gain) loss on sale/call of securities	—	17
Gain on sale of assets	(35)	(1,857)
Repossessed asset write downs, gains and losses on dispositions	150	96
FHLB stock dividends	(358)	(20)
Change in other assets and liabilities, net	4,011	179
Net Cash Provided by Operating Activities	21,714	36,865

Cash Flows From Investing Activities:
Proceeds from maturities, calls and sales of AFS securities	51,406	52,986
Funds invested in AFS securities	(2,626)	(153,053)
Proceeds from maturities and calls of HTM securities	289	—
Proceeds from sale/redemption of Federal Home Loan Bank stock	2,425	2,182
Funds invested in Federal Home Loan Bank stock	(8,929)	(7,331)
Funds invested in intangibles	(100)	—
Net increase in loans	(234,123)	(362,543)
Purchases of premises and equipment	(14,855)	(2,643)
Proceeds from sales of premises and equipment	324	70
Proceeds from sales of other real estate owned	101	2,421
Net Cash Used In Investing Activities	(206,088)	(467,911)

Cash Flows From Financing Activities:
Net increase in deposits	285,302	127,300
Net (decrease) increase in federal funds purchased and short-term borrowings	(80,145)	140,003
Proceeds of long-term borrowings, net of costs	195,097	—
Repayment of long-term borrowings	(22,946)	(5,783)
Common stock issued in private placement	20,000	—
Dividends paid on preferred stock	(2,328)	(2,328)
Dividends paid on common stock	(7,370)	(6,859)
Net Cash Provided By Financing Activities	387,610	252,333

Net (Decrease) Increase In Cash and Cash Equivalents	203,236	(178,713)
Cash and Cash Equivalents at the Beginning of the Period	83,219	261,932
Cash and Cash Equivalents at the End of the Period	$286,455	$83,219

Noncash Activities:
Acquisition of real estate in settlement of loans	$1,388	$558
Transfer of securities from AFS to HTM	$—	$176,181
Common stock issued for stock grants	$750	$—

Cash Paid During the Period:
Interest on deposits and borrowed funds	$90,786	$36,725
Federal income taxes	$3,100	$7,600
State income taxes	$330	$20
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

On January 1, 2023 the Bank adopted ASC 326, which requires expected credit related losses on available for sale debt securities to be recorded through an allowance for credit losses, while non-credit related losses or declines in fair value continue to be recognized through other comprehensive income. Under the new guidance, First Guaranty is also required to evaluate held to maturity debt securities for expected credit losses.

Management evaluates securities for impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In estimating losses, management considers the extent that fair value has been less than cost and the financial condition and near term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through an allowance for credit losses. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) impairment related to credit loss, which must be recognized in the income statement and 2) impairment related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis but cannot be more than the difference between amortized cost and the fair value of the security.

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

Accrual of interest is discontinued on a loan when Management believes, after considering economic and business conditions and collection efforts, the borrower's financial condition is such that reasonable doubt exists as to the full and timely collection of principal and interest. This evaluation is made for all loans that are 90 days or more contractually past due. When a loan is placed in nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of interest and principal is probable. Loans are returned to accrual status when, in the judgment of Management, all principal and interest amounts contractually due are reasonably assured to be collected within a reasonable time frame and when the borrower has demonstrated payment performance of cash or cash equivalents; generally for a period of 6 months. All loans, except mortgage loans, are considered past due if they are past due 30 days. Mortgage loans are considered past due when two consecutive payments have been missed. Loans that are past due 90-120 days and deemed uncollectible are charged-off. The loan charge off is a reduction of the allowance for credit losses.

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

Allowance for credit losses

The allowance for credit losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for credit losses when management believes that the collectability of the principal is unlikely. The allowance is based on management’s evaluation of expected credit losses over the life of the loans in the portfolio, in accordance with ASC 326. The loan portfolio is divided into segments to evaluate expected losses. Loans that do not share risk characteristics with a segment are evaluated individually. Management estimates the allowance balance using available information such as past events, current conditions and reasonable forecasts. Adjustments to historical information are made using qualitative and qualitative factors developed by management.

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

The allowance consists of specific, general, and unallocated components. The specific component relates to loans that are classified as doubtful, substandard, and individually evaluated for impairment. For such loans that are also classified as individually evaluated for impairment, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the loan is lower than the carrying value of that loan. The general component covers non-classified loans and special mention loans and is based on historical loss experience adjusted for qualitative factors. Qualitative factors include analysis of levels and trends in delinquencies, nonaccrual loans, charge-offs and recoveries, loan risk ratings, trends in volume and terms of loans, changes in lending policy, credit concentrations, portfolio stress test results, national and local economic trends, industry conditions, and other relevant factors. An unallocated component is maintained to cover uncertainties that could affect the estimate of probable losses.

The allowance for credit losses on unfunded commitments represents expected credit losses over the contractual period for which First Guaranty is exposed to credit risk from a contractual obligation to extend credit. No allowance is recorded if there is an unconditional right to cancel the obligation. The allowance is reported as a component of Other Liabilities on the Consolidated Balance Sheets. Adjustments to the allowance for unfunded commitments are included in the provision for credit losses on the Consolidated Statements of Income.

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

Income taxes

First Guaranty and its subsidiary file a consolidated federal income tax return on a calendar year basis. In lieu of Louisiana state income tax, the Bank is subject to the Louisiana bank shares tax, which is included in noninterest expense in First Guaranty's consolidated financial statements. With few exceptions, First Guaranty is no longer subject to U.S. federal, state or local income tax examinations for years before 2019. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the deferred tax assets or liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be utilized.

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

Reclassifications

Certain reclassifications have been made to prior year end financial statements in order to conform to the classification adopted for reporting in 2023.

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
Stockholders’ Equity
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

Accounting Pronouncements Not Yet Adopted

ASU No. 2023-09, "Improvements to Tax Disclosures" ("ASU 2023-09") is intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. This update is effective for annual periods beginning after December 15, 2024, though early adoption is permitted. We do not expect it to have a material effect on First Guaranty's consolidated financial statements.

Note 3. Cash and Due from Banks

Certain reserves are required to be maintained at the Federal Reserve Bank. There was no reserve requirement as of December 31, 2023 and 2022. At December 31, 2023 First Guaranty had three accounts at correspondent banks, excluding the Federal Reserve Bank, that exceeded the FDIC insurable limit of $250,000. These accounts were over the insurable limit by $1.2 million. At December 31, 2022 First Guaranty had three accounts at correspondent banks, excluding the Federal Reserve Bank, that exceeded the FDIC insurable limit of $250,000. These accounts were over the insurable limit by $4.6 million.

Note 4. Securities

A summary comparison of securities by type at December 31, 2023 and 2022 is shown below.

	December 31, 2023				December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasuries	$50,048	$—	$(218)	$49,830	$100,642	$—	$(2,142)	$98,500
U.S. Government Agencies	—	—	—	—	—	—	—	—
Corporate debt securities	16,750	3	(1,279)	15,474	16,750	—	(752)	15,998
Municipal bonds	13,522	31	(372)	13,181	14,742	31	(426)	14,347
Mortgage-backed securities	5,144	—	(144)	5,000	2,711	—	(98)	2,613
Total available for sale securities	$85,464	$34	$(2,013)	$83,485	$134,845	$31	$(3,418)	$131,458

Held to maturity:
U.S. Government Agencies	$265,896	$—	$(61,532)	$204,364	$265,032	$—	$(69,503)	$195,529
Corporate debt securities	54,822	—	(5,602)	49,220	55,036	—	(8,005)	47,031
Total held to maturity securities	$320,718	$—	$(67,134)	$253,584	$320,068	$—	$(77,508)	$242,560

The scheduled maturities of securities at December 31, 2023, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to call or prepayments. Mortgage-backed securities are not due at a single maturity because of amortization and potential prepayment of the underlying mortgages. For this reason they are presented separately in the maturity table below.

	December 31, 2023
(in thousands)	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$50,858	$50,637
Due after one year through five years	2,784	2,762
Due after five years through 10 years	20,041	18,764
Over 10 years	6,637	6,322
Subtotal	80,320	78,485
Mortgage-backed Securities	5,144	5,000
Total available for sale securities	$85,464	$83,485

Held to maturity:
Due in one year or less	$—	$—
Due after one year through five years	2,004	1,865
Due after five years through 10 years	115,574	100,500
Over 10 years	203,140	151,219
Total held to maturity securities	$320,718	$253,584

At December 31, 2023 and 2022 the carrying value of pledged securities totaled $192.2 million and $260.8 million, respectively.

Accrued interest receivable on First Guaranty's investment securities was $1.8 million and $2.0 million at December 31, 2023 and 2022, respectively, and was included in accrued interest receivable on the consolidated balance sheet. First Guaranty had a $0.1 million allowance for credit losses related to the held to maturity portfolio at December 31, 2023.

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at December 31, 2023.

	December 31, 2023
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	—	$—	$—	3	$49,830	$(218)	3	$49,830	$(218)
U.S. Government Agencies	—	—	—	—	—	—	—	—	—
Corporate debt securities	—	—	—	15	14,471	(1,279)	15	14,471	(1,279)
Municipal bonds	12	3,417	(6)	41	5,895	(366)	53	9,312	(372)
Mortgage-backed securities	2	2,606	(21)	5	2,394	(123)	7	5,000	(144)
Total available for sale securities	14	$6,023	$(27)	64	$72,590	$(1,986)	78	$78,613	$(2,013)

Held to maturity:
U.S. Government Agencies	—	$—	—	29	$204,364	$(61,532)	29	$204,364	$(61,532)
Corporate debt securities	—	—	—	57	49,220	(5,602)	57	49,220	(5,602)
Total held to maturity securities	—	$—	$—	86	$253,584	$(67,134)	86	$253,584	$(67,134)

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

As of December 31, 2023, 164 of First Guaranty's debt securities had gross unrealized losses totaling 17.2% of the individual securities' amortized cost basis and 17.0% of First Guaranty's total amortized cost basis of the investment securities portfolio. 150 of the 164 securities had been in a continuous loss position for over 12 months at such date. The 150 securities had an aggregate amortized cost basis of $395.3 million and an unrealized loss of $69.1 million at December 31, 2023. Management has the intent and ability to hold these debt securities until maturity or until anticipated recovery.

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

There was one charge-off, net of recovery, of $0.1 million recognized on a corporate security during the year ended December 31, 2023. There was a $0.1 million provision for credit losses recognized on securities during the year ended December 31, 2023.

Gross realized gains on sales of securities were $0 and $0.1 million for the years ended December 31, 2023 and 2022, respectively. Gross realized losses were $0 and $0.1 million for the years ended December 31, 2023 and 2022. The tax applicable to these transactions amounted to $0 and $3,000 for 2023 and 2022, respectively. Proceeds from sales of securities classified as available for sale amounted to $0 and $3.1 million for the years ended December 31, 2023 and 2022, respectively.

Net unrealized losses on available for sale securities included in accumulated other comprehensive income (loss) ("AOCI"), net of applicable income taxes, totaled $13.0 million and $15.2 million at December 31, 2023 and 2022. During 2023 net gains, net of tax, reclassified out of AOCI into earnings totaled $0. During 2022 net gains, net of tax, reclassified out of AOCI into earnings totaled $13,000.

At December 31, 2023, First Guaranty's exposure to investment securities issuers that exceeded 10% of shareholders' equity was as follows:

	December 31, 2023
(in thousands)	Amortized Cost	Fair Value
U.S. Government Treasuries (U.S.)	$50,048	$49,830
Federal Home Loan Bank (FHLB)	32,196	26,109
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	97,488	69,941
Federal Farm Credit Bank (FFCB)	138,730	110,707
Total	$318,462	$256,587

Note 5. Loans

The following table summarizes the components of First Guaranty's loan portfolio as of December 31, 2023 and December 31, 2022:

	December 31, 2023		December 31, 2022
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$399,435	14.5%	$233,091	9.2%
Farmland	32,530	1.2%	24,823	1.0%
1- 4 Family	444,850	16.1%	366,330	14.5%
Multifamily	118,921	4.3%	119,785	4.7%
Non-farm non-residential	1,045,865	37.9%	992,929	39.3%
Total Real Estate	2,041,601	74.0%	1,736,958	68.7%
Non-Real Estate:
Agricultural	41,008	1.5%	39,045	1.5%
Commercial and industrial(1)	334,972	12.1%	385,279	15.3%
Commercial leases	285,415	10.4%	317,574	12.6%
Consumer and other	54,485	2.0%	47,864	1.9%
Total Non-Real Estate	715,880	26.0%	789,762	31.3%
Total Loans Before Unearned Income	2,757,481	100.0%	2,526,720	100.0%
Unearned income	(8,773)		(7,643)
Total Loans Net of Unearned Income	$2,748,708		$2,519,077

(1) Includes PPP loans fully guaranteed by the SBA of $2.8 million and $5.9 million at December 31, 2023 and December 31, 2022, respectively.

Accrued interest receivable on First Guaranty's loans totaled $13.9 million and $11.0 million at December 31, 2023 and December 31, 2022, respectively, and is included in accrued interest receivable on the consolidated balance sheet. Accrued interest receivable is excluded from First Guaranty's estimate of the allowance for credit losses.

The following table summarizes fixed and floating rate loans by contractual maturity, excluding nonaccrual loans, as of December 31, 2023 and December 31, 2022 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	December 31, 2023			December 31, 2022
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$268,864	$88,884	$357,748	$234,921	$137,203	$372,124
One to five years	782,754	357,981	1,140,735	900,960	339,894	1,240,854
Five to 15 years	88,490	269,918	358,408	114,425	216,251	330,676
Over 15 years	334,337	541,066	875,403	261,209	308,291	569,500
Subtotal	$1,474,445	$1,257,849	2,732,294	$1,511,515	$1,001,639	2,513,154
Nonaccrual loans			25,187			13,566
Total Loans Before Unearned Income			2,757,481			2,526,720
Unearned income			(8,773)			(7,643)
Total Loans Net of Unearned Income			$2,748,708			$2,519,077

Included in floating rate loans are loans that adjust to a floating rate following an initial fixed rate period. The initial fixed rate periods are typically one, three, or five years.

The following tables present the age analysis of past due loans at December 31, 2023 and December 31, 2022:

	As of December 31, 2023
(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$1,281	$530	$1,811	$397,624	$399,435	$—
Farmland	97	836	933	31,597	32,530	—
1- 4 family	3,929	7,109	11,038	433,812	444,850	124
Multifamily	824	537	1,361	117,560	118,921	—
Non-farm non-residential	1,020	24,451	25,471	1,020,394	1,045,865	14,711
Total Real Estate	7,151	33,463	40,614	2,000,987	2,041,601	14,835
Non-Real Estate:
Agricultural	240	1,426	1,666	39,342	41,008	57
Commercial and industrial	2,483	1,976	4,459	330,513	334,972	395
Commercial leases	—	1,799	1,799	283,616	285,415	—
Consumer and other	1,037	1,810	2,847	51,638	54,485	—
Total Non-Real Estate	3,760	7,011	10,771	705,109	715,880	452
Total Loans Before Unearned Income	$10,911	$40,474	$51,385	$2,706,096	2,757,481	$15,287
Unearned income					(8,773)
Total Loans Net of Unearned Income					$2,748,708

	As of December 31, 2022
(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$1,029	$652	$1,681	$231,410	$233,091	$427
Farmland	357	290	647	24,176	24,823	—
1- 4 family	4,512	4,158	8,670	357,660	366,330	332
Multifamily	874	157	1,031	118,754	119,785	157
Non-farm non-residential	1,133	3,849	4,982	987,947	992,929	103
Total Real Estate	7,905	9,106	17,011	1,719,947	1,736,958	1,019
Non-Real Estate:
Agricultural	120	1,622	1,742	37,303	39,045	—
Commercial and industrial	1,369	942	2,311	382,968	385,279	123
Commercial leases	—	1,799	1,799	315,775	317,574	—
Consumer and other	1,997	1,239	3,236	44,628	47,864	—
Total Non-Real Estate	3,486	5,602	9,088	780,674	789,762	123
Total Loans Before Unearned Income	$11,391	$14,708	$26,099	$2,500,621	2,526,720	$1,142
Unearned income					(7,643)
Total Loans Net of Unearned Income					$2,519,077

The tables above include $25.2 million and $13.6 million of nonaccrual loans for December 31, 2023 and 2022, respectively. See the tables below for more detail on nonaccrual loans.

The following is a summary of nonaccrual loans by class at the dates indicated:

	As of December 31, 2023
(in thousands)	With Related Allowance	Without Related Allowance	Total
Real Estate:
Construction & land development	$530	$—	$530
Farmland	511	325	836
1 - 4 family	5,417	1,568	6,985
Multifamily	—	537	537
Non-farm non-residential	8,730	1,010	9,740
Total Real Estate	15,188	3,440	18,628
Non-Real Estate:
Agricultural	399	970	1,369
Commercial and industrial	1,581	—	1,581
Commercial leases	—	1,799	1,799
Consumer and other	1,810	—	1,810
Total Non-Real Estate	3,790	2,769	6,559
Total Nonaccrual Loans	$18,978	$6,209	$25,187

(in thousands)	As of December 31, 2022
Real Estate:
Construction & land development	$225
Farmland	290
1- 4 family	3,826
Multifamily	—
Non-farm non-residential	3,746
Total Real Estate	8,087
Non-Real Estate:
Agricultural	1,622
Commercial and industrial	819
Commercial leases	1,799
Consumer and other	1,239
Total Non-Real Estate	5,479
Total Nonaccrual Loans	$13,566

The following table presents First Guaranty's loan portfolio by credit quality classification and origination year as of the date indicated:

	As of December 31, 2023
	Term Loans by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Real Estate:
Construction & land development:
Pass	$134,527	$140,068	$75,884	$3,369	$8,533	11,940	$18,907	$393,228
Special Mention	789	1,579	170	—	90	250	—	2,878
Substandard	—	716	458	263	94	1,668	—	3,199
Doubtful	—	39	91	—	—	—	—	130
Total Construction & land development	135,316	142,402	76,603	3,632	8,717	13,858	18,907	399,435
Current period gross charge-offs	—	—	—	—	—	—	—	—
Farmland
Pass	9,513	4,032	3,340	1,768	253	2,730	2,162	23,798
Special Mention	—	194	—	514	—	359	—	1,067
Substandard	—	251	1,369	3,877	115	653	1,355	7,620
Doubtful	—	—	—	—	—	—	45	45
Total Farmland	9,513	4,477	4,709	6,159	368	3,742	3,562	32,530
Current period gross charge-offs	—	—	—	—	—	—	—	—
1- 4 family
Pass	112,636	110,978	70,599	41,766	19,542	47,374	17,215	420,110
Special Mention	1,307	2,505	749	1,544	775	997	667	8,544
Substandard	48	2,625	5,368	1,357	1,956	3,086	773	15,213
Doubtful	—	122	391	—	239	159	72	983
Total 1- 4 family	113,991	116,230	77,107	44,667	22,512	51,616	18,727	444,850
Current period gross charge-offs	—	—	—	—	—	964	—	964
Multifamily
Pass	9,945	76,217	6,121	15,131	1,877	2,311	5,110	116,712
Special Mention	—	—	—	—	—	1,648	24	1,672
Substandard	—	—	—	—	—	537	—	537
Doubtful	—	—	—	—	—	—	—	—
Total Multifamily	9,945	76,217	6,121	15,131	1,877	4,496	5,134	118,921
Current period gross charge-offs	—	—	—	—	—	—	—	—
Non-farm non-residential
Pass	162,234	247,182	111,054	88,039	73,797	256,032	33,907	972,245
Special Mention	708	369	1,014	388	15,846	5,191	1,525	25,041
Substandard	247	18,930	18,488	—	—	6,125	4,723	48,513
Doubtful	—	—	—	66	—	—	—	66
Total non-farm non-residential	163,189	266,481	130,556	88,493	89,643	267,348	40,155	1,045,865
Current period gross charge-offs	—	—	—	138	—	—	—	138
Total Real Estate	431,954	605,807	295,096	158,082	123,117	341,060	86,485	2,041,601

Non-Real Estate:
Agricultural
Pass	2,555	10,406	3,142	1,336	1,532	2,378	16,259	37,608
Special Mention	—	104	—	81	—	—	25	210
Substandard	—	—	692	279	20	2,100	57	3,148
Doubtful	—	—	—	—	—	42	—	42
Total Agricultural	2,555	10,510	3,834	1,696	1,552	4,520	16,341	41,008
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial
Pass	41,105	27,800	48,097	53,585	5,613	27,634	119,886	323,720

Special Mention	63	37	4,382	146	—	53	598	5,279
Substandard	45	283	178	602	27	4,531	145	5,811
Doubtful	—	—	—	—	—	162	—	162
Total Commercial and industrial	41,213	28,120	52,657	54,333	5,640	32,380	120,629	334,972
Current period gross charge-offs	29	791	133	532	—	209	—	1,694
Commercial leases
Pass	74,456	117,566	67,615	6,087	4,428	—	—	270,152
Special Mention	—	11,867	1,597	—	—	—	—	13,464
Substandard	—	1,799	—	—	—	—	—	1,799
Doubtful	—	—	—	—	—	—	—	—
Total Commercial leases	74,456	131,232	69,212	6,087	4,428	—	—	285,415
Current period gross charge-offs	—	—	—	—	—	—	—	—
Consumer and other loans
Pass	21,257	8,770	6,463	6,164	650	7,887	150	51,341
Special Mention	36	151	255	87	15	19	—	563
Substandard	164	1,077	790	265	86	68	—	2,450
Doubtful	—	—	34	79	2	16	—	131
Total Consumer and other loans	21,457	9,998	7,542	6,595	753	7,990	150	54,485
Current period gross charge-offs	598	1,126	820	359	28	44	—	2,975
Total Non-Real Estate	139,681	179,860	133,245	68,711	12,373	44,890	137,120	715,880
Total Loans
Pass	568,228	743,019	392,315	217,245	116,225	358,286	213,596	2,608,914
Special Mention	2,903	16,806	8,167	2,760	16,726	8,517	2,839	58,718
Substandard	504	25,681	27,343	6,643	2,298	18,768	7,053	88,290
Doubtful	—	161	516	145	241	379	117	1,559
Total Loans Before Unearned Income	$571,635	$785,667	$428,341	$226,793	$135,490	$385,950	$223,605	$2,757,481
Unearned income								(8,773)
Total Loans Net of Unearned Income								$2,748,708
Total Current Period Gross Charge-offs	$627	$1,917	$953	$1,029	$28	$1,217	$—	$5,771

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

Note 6. Allowance for Credit Losses on Loans

A summary of changes in the allowance for credit losses, by portfolio type, for the years ended December 31, 2023 and 2022 are as follows:

	For the Year ended December 31,
	2023
(in thousands)	Beginning Allowance (12/31/2022)	ASC 326 Adoption Day 1 Adjustment	Charge-offs	Recoveries	Provision	Ending Allowance (12/31/2023)
Real Estate:
Construction & land development	$1,232	$1,891	$—	$7	$2,715	$5,845
Farmland	83	(39)	—	—	(8)	36
1- 4 family	1,761	3,465	(964)	93	2,298	6,653
Multifamily	746	1,418	—	—	(550)	1,614
Non-farm non-residential	9,280	307	(138)	230	917	10,596
Total Real Estate	13,102	7,042	(1,102)	330	5,372	24,744
Non-Real Estate:
Agricultural	240	(98)	—	414	(459)	97
Commercial and industrial	2,194	2,971	(1,694)	205	(965)	2,711
Commercial leases	4,879	(162)	—	—	(2,769)	1,948
Consumer and other	2,506	(1,042)	(2,975)	426	2,511	1,426
Unallocated	597	(591)	—	—	(6)	—
Total Non-Real Estate	10,416	1,078	(4,669)	1,045	(1,688)	6,182
Total	$23,518	$8,120	$(5,771)	$1,375	$3,684	$30,926

	For the Year ended December 31,
	2022
(in thousands)	Beginning Allowance (12/31/2021)	Charge-offs	Recoveries	Provision	Ending Allowance (12/31/2022)
Real Estate:
Construction & land development	$769	$(65)	$340	$188	$1,232
Farmland	478	—	—	(395)	83
1- 4 family	1,921	(94)	76	(142)	1,761
Multifamily	940	—	452	(646)	746
Non-farm non-residential	12,730	(603)	349	(3,196)	9,280
Total Real Estate	16,838	(762)	1,217	(4,191)	13,102
Non-Real Estate:
Agricultural	183	(460)	133	384	240
Commercial and industrial	2,363	(563)	91	303	2,194
Commercial leases	2,486	(150)	5	2,538	4,879
Consumer and other	1,371	(4,151)	473	4,813	2,506
Unallocated	788	—	—	(191)	597
Total Non-Real Estate	7,191	(5,324)	702	7,847	10,416
Total	$24,029	$(6,086)	$1,919	$3,656	$23,518

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio and by recoveries. The result is an allocation of the credit loss reserve from one category to another.

A summary of the allowance along with loans and leases individually and collectively evaluated are as follows:

	As of December 31, 2023
(in thousands)	Allowance Individually Evaluated	Allowance Collectively Evaluated	Total Allowance for Credit Losses	Loans Individually Evaluated	Loans Collectively Evaluated	Total Loans before Unearned Income
Real Estate:
Construction & land development	$—	$5,845	$5,845	$1,389	$398,046	$399,435
Farmland	—	36	36	5,670	26,860	32,530
1- 4 family	316	6,337	6,653	5,066	439,784	444,850
Multifamily	—	1,614	1,614	537	118,384	118,921
Non-farm non-residential	3,047	7,549	10,596	46,571	999,294	1,045,865
Total Real Estate	3,363	21,381	24,744	59,233	1,982,368	2,041,601
Non-Real Estate:
Agricultural	1	96	97	1,466	39,542	41,008
Commercial and industrial	758	1,953	2,711	4,464	330,508	334,972
Commercial leases	—	1,948	1,948	1,799	283,616	285,415
Consumer and other	—	1,426	1,426	—	54,485	54,485
Unallocated	—	—	—	—	—	—
Total Non-Real Estate	759	5,423	6,182	7,729	708,151	715,880
Total	$4,122	$26,804	$30,926	$66,962	$2,690,519	$2,757,481
Unearned Income						(8,773)
Total Loans Net of Unearned Income						$2,748,708
All loans individually evaluated for impairment as of December 31, 2023 were considered collateral dependent loans.

	As of December 31, 2022
(in thousands)	Allowance Individually Evaluated for Impairment	Allowance Individually Evaluated for Purchased Credit-Impairment	Allowance Collectively Evaluated for Impairment	Total Allowance for Credit Losses	Loans Individually Evaluated for Impairment	Loans Individually Evaluated for Purchased Credit-Impairment	Loans Collectively Evaluated for Impairment	Total Loans before Unearned Income
Real Estate:
Construction & land development	$—	$—	$1,232	$1,232	$68	$301	$232,722	$233,091
Farmland	—	—	83	83	4,240	—	20,583	24,823
1- 4 family	—	—	1,761	1,761	949	1,311	364,070	366,330
Multifamily	—	—	746	746	—	—	119,785	119,785
Non-farm non-residential	666	512	8,102	9,280	4,095	1,904	986,930	992,929
Total Real Estate	666	512	11,924	13,102	9,352	3,516	1,724,090	1,736,958
Non-Real Estate:
Agricultural	—	—	240	240	2,366	—	36,679	39,045
Commercial and industrial	412	212	1,570	2,194	5,919	742	378,618	385,279
Commercial leases	1,799	—	3,080	4,879	1,799	—	315,775	317,574
Consumer and other	—	—	2,506	2,506	—	—	47,864	47,864
Unallocated	—	—	597	597	—	—	—	—
Total Non-Real Estate	2,211	212	7,993	10,416	10,084	742	778,936	789,762
Total	$2,877	$724	$19,917	$23,518	$19,436	$4,258	$2,503,026	$2,526,720
Unearned Income								(7,643)
Total Loans Net of Unearned Income								$2,519,077

As of December 31, 2023 and 2022, First Guaranty had loans totaling $25.2 million and $13.6 million, respectively, not accruing interest. As of December 31, 2023, and 2022, First Guaranty had loans past due 90 days or more and still accruing interest totaling $15.3 million and $1.1 million, respectively. The average outstanding balance of nonaccrual loans in 2023 was $22.5 million compared to $12.8 million in 2022.

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

The following is a summary of impaired loans, excluding loans acquired with deteriorated credit quality, by class as of the date indicated:

	As of December 31, 2022
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired Loans with no related allowance:
Real Estate:
Construction & land development	$68	$68	$—	$68	$—
Farmland	4,240	4,240	—	4,242	51
1- 4 family	949	949	—	949	5
Multifamily	—	—	—	—	—
Non-farm non-residential	1,814	1,814	—	1,817	56
Total Real Estate	7,071	7,071	—	7,076	112
Non-Real Estate:
Agricultural	2,366	2,521	—	2,366	7
Commercial and industrial	4,871	4,988	—	4,988	33
Commercial leases	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total Non-Real Estate	7,237	7,509	—	7,354	40
Total Impaired Loans with no related allowance	14,308	14,580	—	14,430	152

Impaired Loans with an allowance recorded:
Real estate:
Construction & land development	—	—	—	—	—
Farmland	—	—	—	—	—
1- 4 family	—	—	—	—	—
Multifamily	—	—	—	—	—
Non-farm non-residential	2,281	2,855	666	2,279	5
Total Real Estate	2,281	2,855	666	2,279	5
Non-Real Estate:
Agricultural	—	—	—	—	—
Commercial and industrial	1,048	1,048	412	1,112	35
Commercial leases	1,799	1,812	1,799	1,817	27
Consumer and other	—	—	—	—	—
Total Non-Real Estate	2,847	2,860	2,211	2,929	62
Total Impaired Loans with an allowance recorded	5,128	5,715	2,877	5,208	67

Total Impaired Loans	$19,436	$20,295	$2,877	$19,638	$219

Note 7. Premises and Equipment

The components of premises and equipment at December 31, 2023 and 2022 are as follows:

(in thousands)	December 31, 2023	December 31, 2022
Land	$15,541	$15,284
Bank premises	55,452	54,423
Furniture and equipment	31,681	31,109
Construction in progress	14,368	1,854
Acquired value	117,042	102,670
Less: accumulated depreciation	47,250	44,464
Net book value	$69,792	$58,206

Depreciation expense amounted to $3.0 million and $3.1 million for 2023 and 2022, respectively. Interest cost capitalized as a construction cost was $0 for 2023 and 2022, respectively.

Note 8. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to impairment testing. Other intangible assets, such as core deposit intangibles and loan servicing assets, continue to be amortized over their useful lives. Goodwill represents the purchase price over the fair value of net assets acquired from the Homestead Bancorp in 2007, Premier Bancshares, Inc. in 2017 and Union Bancshares, Incorporated in 2019. No impairment charges have been recognized since acquisition. Goodwill totaled $12.9 million at December 31, 2023 and 2022. Other intangible assets not subject to amortization totaled $0.1 million and $0 at December 31, 2023 and 2022.

The following table summarizes intangible assets subject to amortization.

	December 31, 2023			December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$16,266	$12,607	$3,659	$16,266	$11,911	$4,355
Loan servicing assets	2,198	1,659	539	2,195	1,571	624
Total	$18,464	$14,266	$4,198	$18,461	$13,482	$4,979

The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions. The weighted-average amortization period remaining for the core deposit intangibles is 5.3 years.

Amortization expense relating to purchase accounting intangibles totaled $0.7 million for the years ended December 31, 2023 and 2022, respectively.

Amortization expense of the core deposit intangible assets for the next five years is as follows:

For the Years Ended	Estimated Amortization Expense (in thousands)
December 31, 2024	$696
December 31, 2025	$696
December 31, 2026	$696
December 31, 2027	$696
December 31, 2028	$696

Note 9. Other Real Estate

Other real estate owned consists of the following at the dates indicated:

(in thousands)	December 31, 2023	December 31, 2022
Real Estate Owned Acquired by Foreclosure:
Residential	$309	$113
Construction & land development	251	—
Non-farm non-residential	690	—
Total Other Real Estate Owned and Foreclosed Property	1,250	113
Allowance for Other Real Estate Owned losses	—	—
Net Other Real Estate Owned and Foreclosed Property	$1,250	$113

Loans secured by one-to-four family residential properties in the process of foreclosure totaled $1.3 million as of December 31, 2023.

Note 10. Deposits

A schedule of maturities of all time deposits are as follows:

(in thousands)	December 31, 2023
2024	$505,561
2025	179,990
2026	32,228
2027	10,520
2028 and thereafter	92,426
Total	$820,725

The table above includes $175.1 million in brokered deposits for December 31, 2023. The aggregate amount of jumbo time deposits, each with a minimum denomination of $250,000 totaled $196.9 million and $155.0 million at December 31, 2023 and 2022, respectively.

Note 11. Borrowings

Short-term borrowings are summarized as follows:

(in thousands)	December 31, 2023	December 31, 2022
Federal Home Loan Bank advances	$50,000	$120,000
Repurchase agreements	6,297	6,442
Line of credit	10,000	20,000
Total short-term borrowings	$66,297	$146,442

First Guaranty maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. First Guaranty had $66.3 million in short-term borrowings outstanding at December 31, 2023 compared to $146.4 million outstanding at December 31, 2022. First Guaranty has available lines of credit of $20.0 million, with $10.0 million outstanding balance at December 31, 2023.

Available lines of credit totaled $589.2 million at December 31, 2023 and $505.5 million at December 31, 2022.

The following schedule provides certain information about First Guaranty's short-term borrowings for the periods indicated:

	December 31,
(in thousands except for %)	2023	2022
Outstanding at year end	$66,297	$146,442
Maximum month-end outstanding	$152,659	$146,442
Average daily outstanding	$67,102	$42,149
Weighted average rate during the year	5.78%	5.12%
Weighted average rate at year end	5.65%	4.86%

Long-term debt is summarized as follows:

Senior long-term debt with a commercial bank, priced at floating Wall Street Journal Prime less 70 basis points (6.80%), totaled $21.9 million at December 31, 2022. First Guaranty refinanced this note in October of 2023.

Senior long-term debt with a commercial bank, priced at floating Wall Street Journal Prime less 50 basis points (currently 8.00%), totaled $39.1 million at December 31, 2023 and $0 at December 31, 2022. First Guaranty refinanced this note on October 2023. First Guaranty pays $1.0 million principal plus interest quarterly. First Guaranty refinanced this note on October 2023. This loan has a contractual maturity date of October 5, 2033. This long-term debt is secured by a pledge of 86.77% (4,823,899 shares) of First Guaranty's interest in First Guaranty Bank (a wholly owned subsidiary).

Junior subordinated debt, priced at Wall Street Journal Prime plus 75 basis points (9.25% as of December 31, 2023), totaled 15.0 million at December 31, 2023 and December 31, 2022. First Guaranty pays interest quarterly. The Note is unsecured and ranks junior in right of payment to any senior indebtedness and obligations to general and secured creditors. The current Note is scheduled to mature on June 21, 2032. The Note qualifies for treatment as Tier 2 capital for regulatory capital purposes.

First Guaranty maintains one revolving line of credit. A $20.0 million line of credit with an availability of $10.0 million at December 31, 2023. This line of credit is secured by a pledge of 86.77% (4,823,899 shares) of First Guaranty's interest in First Guaranty Bank (a wholly owned subsidiary) and is priced at 8.50%.

At December 31, 2023, letters of credit issued by the FHLB totaling $513.3 million were outstanding and carried as off-balance sheet items, all of which expire by 2024. At December 31, 2022, letters of credit issued by the FHLB totaling $388.6 million were outstanding and carried as off-balance sheet items, all of which expire by 2024. The letters of credit are solely used for pledging towards public fund deposits. The FHLB has a blanket lien on substantially all of the loans in First Guaranty's portfolio which is used to secure borrowing availability from the FHLB. First Guaranty has obtained a subordination agreement from the FHLB on First Guaranty's farmland, agricultural, and commercial and industrial loans. These loans are available to be pledged for additional reserve liquidity.

As of December 31, 2023 obligations on long-term advances from FHLB, senior long-term debt and junior subordinated debentures totaled $209.1 million.

The scheduled payments are as follows:

(in thousands)	Long-term Advances from FHLB	Senior Long-term Debt	Junior Subordinated Debentures
2024	$—	$4,031	$—
2025	20,000	4,031	—
2026	—	4,031	—
2027	135,000	4,031	—
2028	—	4,031	—
2029 and thereafter	—	19,149	15,000
Subtotal	$155,000	$39,304	$15,000
Debt issuance costs	—	(205)	—
Total	$155,000	$39,099	$15,000

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2023 and 2022, that the Bank met all capital adequacy requirements.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. First Guaranty Bank's capital conservation buffer was 3.20% at December 31, 2023.

In addition, as a result of the legislation, the federal banking agencies have developed a "Community Bank Leverage Ratio" (the ratio of a bank's Tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A "qualifying community bank" that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered "well capitalized" under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution's risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the new Community Bank Leverage Ratio at 9%. Pursuant to the CARES Act, the federal banking agencies set the Community Bank Leverage Ratio at 8% beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the Community Bank Leverage Ratio increased to 8.5% for the calendar year. Community banks will have until Jan. 1, 2022, before the Community Bank Leverage Ratio requirement will return to 9%. A financial institution can elect to be subject to this new definition. The new rule took effect on January 1, 2020. The Bank has not elected to follow the Community Bank Leverage Ratio.

As of December 31, 2023, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that Management believes have changed the Bank's category. First Guaranty Bank's actual capital amounts and ratios as of December 31, 2023 and 2022 are presented in the following table.

	Actual		Minimum Capital Requirements		Minimum to be Well Capitalized Under Action Provisions
(in thousands except for %)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Total Risk-based Capital:	$330,944	11.20%	$236,321	8.00%	$295,402	10.00%
Tier 1 Capital:	$304,553	10.31%	$177,241	6.00%	$236,321	8.00%
Tier 1 Leverage Capital:	$304,553	8.94%	$121,821	4.00%	$152,277	5.00%
Common Equity Tier One Capital:	$304,553	10.31%	$132,931	4.50%	$192,011	6.50%

December 31, 2022
Total Risk-based Capital:	$308,510	11.16%	$221,066	8.00%	$276,333	10.00%
Tier 1 Capital:	$284,992	10.31%	$165,800	6.00%	$221,066	8.00%
Tier 1 Leverage Capital:	$284,992	9.35%	$121,884	4.00%	$152,355	5.00%
Common Equity Tier One Capital:	$284,992	10.31%	$124,350	4.50%	$179,616	6.50%

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

The Bank is restricted under applicable laws in the payment of dividends to an amount equal to current year earnings plus undistributed earnings for the immediately preceding year, unless prior permission is received from the Commissioner of Financial Institutions for the State of Louisiana. Dividends payable by the Bank in 2024 without permission will be limited to 2024 earnings plus the undistributed earnings of $3.9 million from 2023.

Accordingly, at January 1, 2024, $298.4 million of First Guaranty's equity in the net assets of the Bank was restricted. In addition, dividends paid by the Bank to First Guaranty would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

Note 14. Related Party Transactions

In the normal course of business, First Guaranty and its subsidiary, First Guaranty Bank, have loans, deposits and other transactions with its executive officers, directors, affiliates and certain business organizations and individuals with which such persons are associated. These transactions are completed with terms no less favorable than current market rates. An analysis of the activity of loans made to such borrowers during the year ended December 31, 2023 and 2022 follows:

	December 31,
(in thousands)	2023	2022
Balance, beginning of year	$89,735	$93,270
Net (Decrease) Increase	(33,850)	(3,535)
Balance, end of year	$55,885	$89,735

Unfunded commitments to First Guaranty and Bank directors and executive officers totaled $19.6 million and $45.6 million at December 31, 2023 and 2022, respectively. At December 31, 2023 First Guaranty and the Bank had deposits from directors and executives totaling $54.8 million. There were no participations in loans purchased from affiliated financial institutions included in First Guaranty's loan portfolio in 2023 or 2022.

During the years ended 2023 and 2022, First Guaranty paid approximately $0.3 million, respectively, for printing services and supplies and office furniture and equipment to Champion Industries, Inc., of which Mr. Marshall T. Reynolds, the Chairman of First Guaranty's Board of Directors, is President, Chief Executive Officer, Chairman of the Board of Directors and a major shareholder of Champion.

On December 21, 2015, First Guaranty issued a $15.0 million subordinated note (the "2015 Note") to Edgar Ray Smith III, a director of First Guaranty. The 2015 Note had a ten-year term (non-callable for first five years) and bore interest at a fixed annual rate of 4.0% for the first five years of the term and then adjusted to a floating rate based on the Prime Rate as reported by the Wall Street Journal plus 75 basis points for the period of time after the fifth year until redemption or maturity. On June 21, 2022, First Guaranty issued a $15.0 million subordinated note (the “2022 Note”) to Mr. Smith, and used the proceeds of such issuance to redeem the 2015 Note in full. The 2022 Note has a ten-year term, maturing on June 21, 2032, is non-callable for the first five years, and bears interest at a floating rate based on the Prime Rate as reported by the Wall Street Journal plus 75 basis points. During the years ended 2023 and 2022, First Guaranty paid interest of $1.2 million and $0.7 million, respectively, under the 2015 Note and the 2022 Note.

During the years ended 2023 and 2022, First Guaranty paid approximately $0.1 million and $0.1 million, respectively, for the purchase and maintenance of First Guaranty's automobiles to subsidiaries of Hood Automotive Group, of which William K. Hood, a director of First Guaranty, is President.

During the years ended 2023 and 2022, First Guaranty paid approximately $0.7 million and $58,000, respectively, for architectural services in relation to bank branches to Gasaway Gasaway Bankston Architects, of which bank subsidiary board member Andrew B. Gasaway is part owner.

During the years ended 2023 and 2022, First Guaranty paid approximately $0.8 million and $0.7 million, respectively, to Centurion Insurance, an insurance brokerage agency, to bind coverage at market terms for property casualty insurance and health insurance. First Guaranty owns a 50% interest in Centurion and accounts for this investment under the equity method.

Note 15. Employee Benefit Plans

First Guaranty has an employee savings plan to which employees, who meet certain service requirements, may defer 1% up to the IRS legal limit of their base salaries, 6% of which may be matched up to 100%, at its sole discretion. Contributions to the savings plan were $80,000 and $440,000 in 2023 and 2022, respectively. First Guaranty has an Employee Stock Ownership Plan ("ESOP") which was frozen in 2010. No contributions were made to the ESOP for the years 2023 or 2022. As of December 31, 2023, the ESOP held 1,003 shares. First Guaranty is in the process of terminating the plan.

On May 19, 2022 the shareholders of First Guaranty adopted the First Guaranty Bank Equity Bonus Plan. The plan established an equity bonus pool of 80,000 shares. All full time employees of First Guaranty are eligible to participate. In December 31, 2023, 44,341 shares were distributed to a total of 311 employees. Grant date fair market value of the shares issued was $750,000. All shares were vested on the date of issuance.

Note 16. Other Expenses

The following is a summary of the significant components of other noninterest expense:

	December 31,
(in thousands)	2023	2022
Other noninterest expense:
Legal and professional fees	$5,709	$4,159
Data processing	2,100	1,596
ATM Fees	1,804	1,750
Marketing and public relations	1,927	1,747
Taxes - sales, capital and franchise	2,263	1,949
Operating supplies	778	728
Software expense and amortization	5,282	4,191
Travel and lodging	1,362	1,236
Telephone	382	406
Amortization of core deposits	696	696
Donations	595	638
Net costs from other real estate and repossessions	157	393
Regulatory assessment	3,136	1,997
Other	4,032	3,888
Total other noninterest expense	$30,223	$25,374

First Guaranty does not capitalize advertising costs. They are expensed as incurred and are included in other noninterest expense on the Consolidated Statements of Income. Advertising expense was $1.0 million for 2023 and 2022.

Note 17. Income Taxes
The following is a summary of the provision for income taxes included in the Consolidated Statements of Income:

	December 31,
(in thousands)	2023	2022
Current	$2,857	$7,761
Deferred	(180)	(255)
Total	$2,677	$7,506

The difference between income taxes computed by applying the statutory federal income tax rate and the provision for income taxes in the financial statements is reconciled as follows:

	December 31,
(in thousands except for %)	2023	2022
Statutory tax rate	21.0%	21.0%
Federal income taxes at statutory rate	$2,452	$7,642
Tax exempt municipal income	(102)	(108)
Other	107	(28)
State tax expense	220	—
Total	$2,677	$7,506

Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities, and available tax credit carry forwards. Temporary differences between the financial statement and tax values of assets and liabilities give rise to deferred taxes. The significant components of deferred taxes classified in First Guaranty's Consolidated Balance Sheets at December 31, 2023 and 2022 are as follows:

	December 31,
(in thousands)	2023	2022
Deferred tax assets:
Allowance for credit losses	$7,101	$4,939
Other real estate owned	18	5
Unrealized losses on available for sale securities	416	711
Unrealized losses on available for sale securities transferred to held to maturity	3,029	3,337
Net operating loss	914	1,006
Other	473	648
Gross deferred tax assets	11,951	10,646

Deferred tax liabilities:
Depreciation and amortization	(1,871)	(2,116)
Core deposit intangibles	(768)	(914)
Unrealized gains on available for sale securities	—	—
Discount on purchased loans	(180)	(60)
Other	(927)	(880)
Gross deferred tax liabilities	(3,746)	(3,970)

Net deferred tax assets (liabilities)	$8,205	$6,676

First Guaranty determined that the net deferred tax asset at December 31, 2023 and 2022 was more likely than not to be realized based on an assessment of all available positive and negative evidence, and therefore no valuation allowance was recorded.

Net operating loss carryforwards for income tax purposes were $4.4 million as of December 31, 2023 and $4.8 million in 2022. The carryforwards were acquired in 2017 in the Premier acquisition and expire from 2027 to 2034, and will be utilized subject to annual Internal Revenue Code Section 382 limitations.

ASC 740-10, Income Taxes, clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the consolidated financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. First Guaranty does not believe it has any unrecognized tax benefits included in its consolidated financial statements. First Guaranty has not had any settlements in the current period with taxing authorities, nor has it recognized tax benefits as a result of a lapse of the applicable statute of limitations. First Guaranty recognizes interest and penalties accrued related to unrecognized tax benefits, if applicable, in noninterest expense. During the years ended December 31, 2023 and 2022, First Guaranty did not recognize any interest or penalties in its consolidated financial statements, nor has it recorded an accrued liability for interest or penalty payments.

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

Set forth below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at December 31, 2023 and December 31, 2022.

Contract Amount	December 31, 2023	December 31, 2022
(in thousands)
Commitments to Extend Credit	$304,218	$246,968
Unfunded Commitments under lines of credit	$214,546	$253,906
Commercial and Standby letters of credit	$13,971	$14,222

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

There were no losses incurred on off-balance sheet commitments in 2023 or 2022.

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified Level 3 as of December 31, 2023 includes corporate debt and municipal securities.

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

Other real estate owned. Properties are recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values of other real estate owned ("OREO") at December 31, 2023 and 2022 are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement or amounts commonly used in real estate transactions. Inputs include appraisal values or recent sales activity for similar assets in the property's market; thus OREO measured at fair value would be classified within either Level 2 or Level 3 of the hierarchy.

Certain non-financial assets and non-financial liabilities are measured at fair value on a non-recurring basis including assets and liabilities related to reporting units measured at fair value in the testing of goodwill impairment, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2023 and 2022, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	December 31, 2023	December 31, 2022
Available for Sale Securities Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$49,830	$98,466
Level 2: Significant Other Observable Inputs	23,172	21,890
Level 3: Significant Unobservable Inputs	10,483	11,102
Securities available for sale measured at fair value	$83,485	$131,458

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

The change in Level 1 securities available for sale from December 31, 2022 to December 31, 2023 was due to a net decrease in Treasury bills of $48.6 million. There were no transfers between Level 1 and 2 securities available for sale from December 31, 2022 to December 31, 2023. There were no transfers between Level 2 and Level 3 from December 31, 2022 to December 31, 2023.

The following table reconciles assets measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Level 3 Changes
(in thousands)	December 31, 2023	December 31, 2022
Balance, beginning of year	$11,102	$12,305
Total gains or losses (realized/unrealized):
Included in earnings	—	—
Included in other comprehensive income	(38)	(676)
Purchases, sales, issuances and settlements, net	(581)	(527)
Transfers in and/or out of Level 3	—	—
Balance as of end of year	$10,483	$11,102

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of December 31, 2023.

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of December 31, 2023 and December 31, 2022, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At December 31, 2023	At December 31, 2022
Fair Value Measurements Using: Loan Individually Evaluated for Impairment
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	—	—
Level 3: Significant Unobservable Inputs	8,083	2,251
Impaired loans measured at fair value	$8,083	$2,251

Fair Value Measurements Using: Other Real Estate Owned
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	1,250	—
Level 3: Significant Unobservable Inputs	—	113
Other real estate owned measured at fair value	$1,250	$113

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

Loan individually evaluated for impairment.

Fair value is measured by either the fair value of the collateral if the loan is collateral dependent (Level 2 or Level 3), or the present value of expected future cash flows, discounted at the loan's effective interest rate (Level 3). Fair value of the collateral is determined by appraisals or by independent valuation.

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

Other Unrecognized Financial Instruments.

The fair value of commitments to extend credit is estimated using the fees charged to enter into similar legally binding agreements, taking into account the remaining terms of the agreements and customers' credit ratings. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit are based on fees charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2023 and 2022 the fair value of guarantees under commercial and standby letters of credit was not material.

The carrying amounts and estimated fair values of financial instruments at December 31, 2023 were as follows:

		Fair Value Measurements at December 31, 2023 Using
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets
Cash and due from banks	$286,114	$286,114	$—	$—	$286,114
Federal funds sold	341	341	—	—	341
Securities, available for sale	83,485	49,830	23,172	10,483	83,485
Securities, held for maturity	320,638	—	253,584	—	253,584
Loans, net	2,717,782	—	—	2,581,979	2,581,979
Cash surrender value of BOLI	5,861	—	—	5,861	5,861
Accrued interest receivable	15,713	—	—	15,713	15,713

Liabilities
Deposits	$3,009,094	$—	$—	$3,001,498	3,001,498
Short-term advances from Federal Home Loan Bank	50,000	—	—	50,000	50,000
Short-term borrowings	10,000	—	—	10,000	10,000
Repurchase agreements	6,297	—	—	6,285	6,285
Accrued interest payable	11,807	—	—	11,807	11,807
Long-term advances from Federal Home Loan Bank	155,000	—	—	152,299	152,299
Senior long-term debt	39,099	—	—	39,304	39,304
Junior subordinated debentures	15,000	—	—	15,000	15,000

The carrying amounts and estimated fair values of financial instruments at December 31, 2022 were as follows:

		Fair Value Measurements at December 31, 2022 Using
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets
Cash and due from banks	$82,796	$82,796	$—	$—	$82,796
Federal funds sold	423	423	—	—	423
Securities, available for sale	131,458	98,466	21,890	11,102	131,458
Securities, held for maturity	320,068	—	242,560	—	242,560
Loans, net	2,495,559	—	—	2,404,402	2,404,402
Cash surrender value of BOLI	5,712	—	—	5,712	5,712
Accrued interest receivable	13,002	—	—	13,002	13,002

Liabilities
Deposits	$2,723,792	$—	$—	$2,717,471	2,717,471
Short-term advances from Federal Home Loan Bank	120,000	—	—	120,000	120,000
Short-term borrowings	20,000	—	—	20,000	20,000
Repurchase agreements	6,442	—	—	6,509	6,509
Accrued interest payable	4,289	—	—	4,289	4,289
Long-term advances from Federal Home Loan Bank	—	—	—	—	—
Senior long-term debt	21,927	—	—	21,938	21,938
Junior subordinated debentures	15,000	—	—	15,000	15,000

There is no material difference between the contract amount and the estimated fair value of off-balance sheet items that are primarily comprised of short-term unfunded loan commitments that are generally at market prices.

Note 21. Concentrations of Credit and Other Risks

First Guaranty monitors loan portfolio concentrations by region, collateral type, loan type, and industry on a monthly basis and has established maximum thresholds as a percentage of its capital to ensure that the desired mix and diversification of its loan portfolio is achieved. First Guaranty is compliant with the established thresholds as of December 31, 2023. Personal, commercial and residential loans are granted to customers, most of who reside in northern and southern areas of Louisiana. Although First Guaranty has a diversified loan portfolio, significant portions of the loans are collateralized by real estate located in Tangipahoa Parish and surrounding parishes in Southeast Louisiana. Declines in the Louisiana economy could result in lower real estate values which could, under certain circumstances, result in losses to First Guaranty.

The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers.

Approximately 39.7% of First Guaranty's deposits are derived from local governmental agencies at December 31, 2023. These governmental depositing authorities are generally long-term customers. A number of the depositing authorities are under contractual obligation to maintain their operating funds exclusively with First Guaranty. In most cases, First Guaranty is required to pledge securities or letters of credit issued by the Federal Home Loan Bank to the depositing authorities to collateralize their deposits. Under certain circumstances, the withdrawal of all of, or a significant portion of, the deposits of one or more of the depositing authorities may result in a temporary reduction in liquidity, depending primarily on the maturities and/or classifications of the securities pledged against such deposits and the ability to replace such deposits with either new deposits or other borrowings. Public fund deposits totaled $1.2 billion at December 31, 2023.

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

Note 23. Condensed Parent Company Information

The following condensed financial information reflects the accounts and transactions of First Guaranty Bancshares, Inc. for the dates indicated:

First Guaranty Bancshares, Inc.
Condensed Balance Sheets

	December 31,
(in thousands)	2023	2022
Assets
Cash	$8,955	$3,324
Investment in bank subsidiary	302,327	287,019
Other assets	2,952	2,375
Total Assets	$314,234	$292,718

Liabilities and Shareholders' Equity
Short-term debt	10,000	20,000
Senior long-term debt	39,099	21,927
Junior subordinated debentures	15,000	15,000
Other liabilities	504	800
Total Liabilities	64,603	57,727
Shareholders' Equity	249,631	234,991
Total Liabilities and Shareholders' Equity	$314,234	$292,718

First Guaranty Bancshares, Inc.
Condensed Statements of Income

	December 31,
(in thousands)	2023	2022
Operating Income
Dividends received from bank subsidiary	$10,579	$21,863
Net gains on sale of equity securities	—	—
Other income	638	526
Total operating income	11,217	22,389

Operating Expenses
Interest expense	4,532	2,703
Salaries & Benefits	313	252
Other expenses	2,365	1,783
Total operating expenses	7,210	4,738

Income before income tax benefit and increase in equity in undistributed earnings of subsidiary	4,007	17,651
Income tax benefit	1,273	910
Income before increase in equity in undistributed earnings of subsidiary	5,280	18,561
Increase in equity in undistributed earnings of subsidiary	3,939	10,323
Net Income	$9,219	$28,884

First Guaranty Bancshares, Inc.
Condensed Statements of Cash Flows

	December 31,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$9,219	$28,884
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in equity in undistributed earnings of subsidiary	(3,939)	(10,323)
Depreciation and amortization	24	225
Net change in other liabilities	(296)	350
Net change in other assets	(580)	1,482
Net cash provided by operating activities	4,428	20,618

Cash flows from investing activities:
Proceeds from sales of equity securities	—	—
Funds invested in equity securities	—	—
Funds invested in bank subsidiary	(17,000)	(30,000)
Net cash used in investing activities	(17,000)	(30,000)

Cash flows from financing activities:
Net (decrease) increase in short-term borrowings	(10,000)	20,000
Proceeds from long-term borrowings, net of costs	40,097	—
Repayment of long-term debt	(22,946)	(3,250)
Net proceeds from issuance of common stock	20,000	—
Subsidiary payment for stock grants issued	750	—
Dividends paid	(9,698)	(9,187)
Net cash provided by financing activities	18,203	7,563

Net (decrease) increase in cash and cash equivalents	5,631	(1,819)
Cash and cash equivalents at the beginning of the period	3,324	5,143
Cash and cash equivalents at the end of the period	$8,955	$3,324

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

For further information, see "Management's annual report on internal control over financial reporting" below. There was no change in First Guaranty's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, First Guaranty's internal control over financial reporting.

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

Based on our evaluation under the framework in Internal Control – Integrated Framework, Management concluded that internal control over financial reporting was effective as of December 31, 2023.

First Guaranty's independent registered public accounting firm has also issued an attestation report, which expresses an unqualified opinion on the effectiveness of First Guaranty's internal control over financial reporting as of December 31, 2023.

Item 9B - Other Information

(a) None

(b) During the three months ended December 31, 2023, no First Guaranty director or officer adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

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

Part IV
Item 15 - Exhibits and Financial Statement Schedules

(a) 1	Consolidated Financial Statements

	Item	Page
	First Guaranty Bancshares, Inc. and Subsidiary
	Report of Independent Registered Public Accounting Firm (PCAOB Firm ID No. 6982)	67
	Consolidated Balance Sheets - December 31, 2023 and 2022	70
	Consolidated Statements of Income – Years Ended December 31, 2023 and 2022	71
	Consolidated Statements of Comprehensive Income – Years Ended December 31, 2023 and 2022	72
	Consolidated Statements of Changes in Shareholders' Equity – Years Ended December 31, 2023 and 2022	73
	Consolidated Statements of Cash Flows - Years Ended December 31, 2023 and 2022	75
	Notes to Consolidated Financial Statements	76

2	Consolidated Financial Statement Schedules
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

Exhibit Number	Exhibit
2.1	Agreement and Plan of Merger, by and among First Guaranty Bancshares, Inc., First Guaranty Bank and Lone Star Bank, dated January 6, 2023 (17).
3.1	Restated Articles of Incorporation of First Guaranty Bancshares, Inc. (1)
3.2	Articles of Amendment to the Restated Articles of Incorporation of First Guaranty Bancshares, Inc.(2)
3.3	Articles of Amendment to the Restated Articles of Incorporation of First Guaranty Bancshares, Inc. (11).
3.4	Bylaws of First Guaranty Bancshares, Inc.(3)
3.5	Amendment to Bylaws of First Guaranty Bancshares, Inc.(4)
4.1	Form of Common Stock Certificate of First Guaranty Bancshares, Inc.(5)
4.2	Subordinated Note, dated as of June 21, 2022, by and between First Guaranty Bancshares, Inc. and Edgar Ray Smith, III. (6)
4.3	Description of Common Stock (23).
4.4	Preferred Stock Specimen Certificate (10)
4.5	Description of Preferred Stock(18).
4.6
Deposit Agreement, dated as of April 27, 2021, by and between First Guaranty Bancshares, Inc. and Zions Bancorporation, National Association, and the holders from time to time of the depositary receipts described herein (12)

4.7	Form of Depositary Receipt representing Depositary Shares (12)
10.1	Subordinated Note Purchase Agreement, dated as of June 21, 2022, by and between First Guaranty Bancshares, Inc. and Edgar Ray Smith, III. (7)
10.1	Loan Agreement, dated as of October 5, 2023, by and between First Guaranty Bancshares, Inc. and Summit Community Bank, Inc. (19)
10.2	Term Note, dated as of October 5, 2023, by and between First Guaranty Bancshares, Inc. and Summit Community Bank, Inc. (20)
10.3	Revolving Credit Note, dated as of October 5, 2023, by and between First Guaranty Bancshares, Inc. and Summit Community Bank, Inc. (21)
10.4	Pledge and Security Agreement, dated as of October 5, 2023, by and between First Guaranty Bancshares, Inc. and Summit Community Bank, Inc. (22)
10.11	First Guaranty Bank Equity Bonus Plan (17).
10.12	Form of Voting Agreement (16).
14.3	First Guaranty Bancshares, Inc. and Subsidiary Code of Conduct and Ethics for Employees, Officers and Directors (13).
14.4	First Guaranty Bancshares, Inc. Code of Ethics for Senior Financial Officers (14).
21	Subsidiaries of the First Guaranty Bancshares, Inc.(8)
23.1	Consent of Griffith, DeLaney, Hillman & Lett CPA, PSC.
31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13(a)-15(e) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13(a)-15(e) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback policy
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.PRE	XBRL Taxonomy Extension Label Linkbase.
101.LAB	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data (formatted as Inline XBRL and included in Exhibit 101).
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
(8)Incorporated by reference to Exhibit 21 of the Registration statement on Form S-1 filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on October 24, 2014.
(9)Reserved
(10)Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on April 27, 2021.
(11)Incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on April 27, 2021.
(12)Incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on April 27, 2021.
(13)Incorporated by reference to Exhibit 14.3 of the Annual Report on Form 10-K for the year ended December 31, 2021 filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on March 16, 2022.
(14)Incorporated by reference to Exhibit 14.4 of the Annual Report on Form 10-K for the year ended December 31, 2021 filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on March 16, 2022.
(15)Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on January 9, 2023.
(16)Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on January 9, 2023.
(17)Incorporated by reference to Appendix A to the Definitive Proxy Statement file by First Guaranty Bancshares, Inc. on April 15, 2022.
(18)Incorporated by reference to Exhibit 4.5 of the Annual Report on Form 10-K for the year ended December 31, 2022 filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on March 16, 2023.
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
(22)Incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on October 12, 2023.
(23)Incorporated by reference to Exhibit 4.3 of the Annual Report on Form 10-K for the year ended December 31, 2022 filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on March 16, 2023.

*Management contract or compensatory plan or arrangement.

Item 16 - Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, First Guaranty has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST GUARANTY BANCSHARES, INC.

Dated: March 15, 2024

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of First Guaranty and in the capacities and on the dates indicated.

/s/ Alton B. Lewis	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2024
Alton B. Lewis

/s/ Eric J. Dosch	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 15, 2024
Eric J. Dosch

/s/ Marshall T. Reynolds	Chairman of the Board	March 15, 2024
Marshall T. Reynolds

/s/ William K. Hood	Director	March 15, 2024
William K. Hood

/s/ Jack Rossi	Director	March 15, 2024
Jack Rossi

/s/ Edgar R. Smith, III	Director	March 15, 2024
Edgar R. Smith, III

/s/ Vanessa R. Drew	Director	March 15, 2024
Vanessa R. Drew