Form 10-Q
period 2024-03-31
First Guaranty Bancshares, Inc.
filed 2024-05-10
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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
Yes ☐ No ☒

As of May 9, 2024 the registrant had 12,504,717 shares of $1 par value common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.     Consolidated Financial Statements
FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents:
Cash and due from banks	$331,592	$286,114
Federal funds sold	465	341
Cash and cash equivalents	332,057	286,455

Investment securities:
Available for sale, at fair value	37,752	83,485
Held to maturity, at cost and net of allowance for credit losses of $80 (estimated fair value of $251,627 and $253,584 respectively)	320,901	320,638
Investment securities	358,653	404,123

Federal Home Loan Bank stock, at cost	10,410	13,390
Loans held for sale	—	—

Loans, net of unearned income	2,752,230	2,748,708
Less: allowance for credit losses	31,450	30,926
Net loans	2,720,780	2,717,782

Premises and equipment, net	70,646	69,792
Goodwill	12,900	12,900
Intangible assets, net	4,088	4,298
Other real estate, net	1,284	1,250
Accrued interest receivable	17,339	15,713
Other assets	27,634	27,069
Total Assets	$3,555,791	$3,552,772

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$415,113	$442,755
Interest-bearing demand	1,556,257	1,526,628
Savings	229,098	218,986
Time	863,408	820,725
Total deposits	3,063,876	3,009,094

Short-term advances from Federal Home Loan Bank	—	50,000
Short-term borrowings	—	10,000
Repurchase agreements	6,834	6,297
Accrued interest payable	10,182	11,807
Long-term advances from Federal Home Loan Bank	155,000	155,000
Senior long-term debt	18,102	39,099
Junior subordinated debentures	44,700	15,000
Other liabilities	6,777	6,844
Total Liabilities	3,305,471	3,303,141

Shareholders' Equity
Preferred stock, Series A - $1,000 par value - 100,000 shares authorized
Non-cumulative perpetual; 34,500 shares issued and outstanding	33,058	33,058
Common stock, $1 par value - 100,600,000 shares authorized; 12,504,717 and 12,475,424 shares issued and outstanding	12,505	12,475
Surplus	149,389	149,085
Retained earnings	67,699	67,972
Accumulated other comprehensive (loss) income	(12,331)	(12,959)
Total Shareholders' Equity	250,320	249,631
Total Liabilities and Shareholders' Equity	$3,555,791	$3,552,772
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2024	2023
Interest Income:
Loans (including fees)	$46,918	$38,149
Deposits with other banks	3,476	751
Securities (including FHLB stock)	2,514	2,387
Total Interest Income	52,908	41,287

Interest Expense:
Demand deposits	16,976	13,049
Savings deposits	1,227	579
Time deposits	9,572	3,576
Borrowings	3,212	1,782
Total Interest Expense	30,987	18,986

Net Interest Income	21,921	22,301
Less: Provision for credit losses	2,304	314
Net Interest Income after Provision for Credit Losses	19,617	21,987

Noninterest Income:
Service charges, commissions and fees	733	785
ATM and debit card fees	764	825
Net gains on securities	—	—
Net gains on sale of loans	—	12
Other	811	1,082
Total Noninterest Income	2,308	2,704

Noninterest Expense:
Salaries and employee benefits	9,900	10,004
Occupancy and equipment expense	2,271	2,202
Other	6,763	7,960
Total Noninterest Expense	18,934	20,166

Income Before Income Taxes	2,991	4,525
Less: Provision for income taxes	681	1,057
Net Income	2,310	3,468
Less: Preferred stock dividends	582	582
Net Income Available to Common Shareholders	$1,728	$2,886

Per Common Share:
Earnings	$0.14	$0.27
Cash dividends paid	$0.16	$0.16

Weighted Average Common Shares Outstanding	12,489,910	10,716,796
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Net Income	$2,310	$3,468
Other comprehensive income:
Unrealized (losses) gains on securities:
Unrealized holding gains arising during the period	795	524
Reclassification adjustments for (gains) losses included in net income	—	—
Change in unrealized gains on securities	795	524
Tax impact	(167)	(110)
Other comprehensive income	628	414
Comprehensive Income	$2,938	$3,882
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

	Preferred Stock $1,000 Par	Common Stock $1 Par	Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
(in thousands, except per share data)
Balance December 31, 2022	$33,058	$10,717	$130,093	$76,351	$(15,228)	$234,991
Net income	—	—	—	3,468	—	3,468
Cumulative effect of adoption of ASC Topic 326, net of tax	—	—	—	(7,900)	—	(7,900)
Other comprehensive income (loss)	—	—	—	—	414	414
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.16 per share)	—	—	—	(1,715)	—	(1,715)
Balance March 31, 2023 (unaudited)	$33,058	$10,717	$130,093	$69,622	$(14,814)	$228,676

Balance December 31, 2023	$33,058	$12,475	$149,085	$67,972	$(12,959)	$249,631
Net income	—	—	—	2,310	—	2,310
Common Stock issued under Equity Bonus Plan, 29,293 shares	—	30	304	—	—	334
Other comprehensive income	—	—	—	—	628	628
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.16 per share)	—	—	—	(2,001)	—	(2,001)
Balance March 31, 2024 (unaudited)	$33,058	$12,505	$149,389	$67,699	$(12,331)	$250,320
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash Flows From Operating Activities
Net income	$2,310	$3,468
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,304	314
Depreciation and amortization	1,001	1,011
Amortization/Accretion of investments	127	267
(Gain) loss on sale/call of securities	—	—
(Gain) loss on sale of assets	(6)	(23)
Repossessed asset write downs, gains and losses on dispositions	101	—
FHLB stock dividends	(202)	(62)
Change in other assets and liabilities, net	(3,639)	(943)
Net Cash Provided By Operating Activities	1,996	4,032

Cash Flows From Investing Activities
Proceeds from maturities and calls of HTM securities	—	—
Proceeds from maturities, calls and sales of AFS securities	50,339	50,373
Funds invested in AFS securities	(4,200)	—
Funds invested in Federal Home Loan Bank stock	—	(358)
Proceeds from sale/redemption of Federal Home Loan Bank stock	3,182	2,425
Net increase in loans	(6,153)	(55,500)
Purchase of premises and equipment	(1,600)	(1,117)
Proceeds from sales of premises and equipment	6	11
Proceeds from sales of other real estate owned	269	—
Net Cash Provided by (Used In) Investing Activities	41,843	(4,166)

Cash Flows From Financing Activities
Net increase in deposits	54,782	138,796
Net (decrease) increase in federal funds purchased and short-term borrowings	(59,463)	(69,836)
Proceeds from long-term borrowings	—	20,000
Repayment of long-term borrowings	(21,007)	(813)
Proceeds from subordinated debentures	29,700	—
Proceeds from issuance of common stock	334	—
Dividends paid on preferred stock	(582)	(582)
Dividends paid on common stock	(2,001)	(1,715)
Net Cash Provided By Financing Activities	1,763	85,850

Net Increase (Decrease) In Cash and Cash Equivalents	45,602	85,716
Cash and Cash Equivalents at the Beginning of the Period	286,455	83,219
Cash and Cash Equivalents at the End of the Period	$332,057	$168,935

Noncash Activities:
Acquisition of real estate in settlement of loans	$149	$774
Transfer of securities from AFS to HTM	$—	$—

Cash Paid During The Period:
Interest on deposits and borrowed funds	$32,612	$18,667
Federal income taxes	$—	$—
State income taxes	$—	$—
 See Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements and the footnotes of First Guaranty Bancshares, Inc. ("First Guaranty") thereto should be read in conjunction with the audited consolidated financial statements and note disclosures for First Guaranty previously filed with the Securities and Exchange Commission in First Guaranty's Annual Report on Form 10-K for the year ended December 31, 2023.

The consolidated financial statements include the accounts of First Guaranty Bancshares, Inc. and its wholly owned subsidiary First Guaranty Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations at March 31, 2024 and for the three month periods ended March 31, 2024 and 2023 are not necessarily indicative of the results expected for the full year or any other interim period. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for credit losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and the valuation of investment securities.

Note 2. Recent Accounting Pronouncements

Accounting Standards Adopted in 2024

None.

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

Note 3. Securities

A summary comparison of securities by type at March 31, 2024 and December 31, 2023 is shown below.

	March 31, 2024				December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasuries	$—	$—	$—	$—	$50,048	$—	$(218)	$49,830
U.S. Government Agencies	—	—	—	—	—	—	—	—
Corporate debt securities	16,750	—	(1,157)	15,593	16,750	3	(1,279)	15,474
Municipal bonds	17,405	215	(382)	17,238	13,522	31	(372)	13,181
Mortgage-backed securities	5,121	—	(200)	4,921	5,144	—	(144)	5,000
Total available for sale securities	$39,276	$215	$(1,739)	$37,752	$85,464	$34	$(2,013)	$83,485

Held to maturity:
U.S. Government Agencies	$266,113	$—	$(63,262)	$202,851	$265,896	$—	$(61,532)	$204,364
Corporate debt securities	54,868	—	(6,092)	48,776	54,822	—	(5,602)	49,220
Total held to maturity securities	$320,981	$—	$(69,354)	$251,627	$320,718	$—	$(67,134)	$253,584

The scheduled maturities of securities at March 31, 2024, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to calls or prepayments. Mortgage-backed securities are not due at a single maturity because of amortization and potential prepayment of the underlying mortgages. For this reason, they are presented separately in the maturity table below:

	At March 31, 2024
(in thousands)	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$773	$770
Due after one year through five years	4,455	4,458
Due after five years through 10 years	21,918	20,887
Over 10 years	7,009	6,716
Subtotal	34,155	32,831
Mortgage-backed securities	5,121	4,921
Total available for sale securities	$39,276	$37,752

Held to maturity:
Due in one year or less	$—	$—
Due after one year through five years	3,074	2,792
Due after five years through 10 years	114,616	98,521
Over 10 years	203,291	150,314
Total held to maturity securities	$320,981	$251,627

At March 31, 2024, $167.9 million of First Guaranty's securities were pledged to secure public funds deposits and borrowings. The pledged securities had a market value of $129.1 million as of March 31, 2024.

Accrued interest receivable on First Guaranty's investment securities was $2.5 million and $1.8 million at March 31, 2024 and December 31, 2023, respectively, and was included in accrued interest receivable on the consolidated balance sheet. First Guaranty had a $0.1 million allowance for credit losses related to the held to maturity portfolio at March 31, 2024 and December 31, 2023.

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at March 31, 2024.

				At March 31, 2024
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	—	$—	$—	—	$—	$—	—	$—	$—
Corporate debt securities	1	985	(15)	15	14,608	(1,142)	16	15,593	(1,157)
Municipal bonds	4	1,142	(9)	38	5,677	(373)	42	6,819	(382)
Mortgage-backed securities	2	2,587	(31)	5	2,333	(169)	7	4,920	(200)
Total available for sale securities	7	$4,714	$(55)	58	$22,618	$(1,684)	65	$27,332	$(1,739)

Held to maturity:
U.S. Government Agencies	—	$—	$—	29	$202,851	$(63,262)	29	$202,851	$(63,262)
Corporate debt securities	—	—	—	57	48,776	(6,092)	57	48,776	(6,092)
Total held to maturity securities	—	$—	$—	86	$251,627	$(69,354)	86	$251,627	$(69,354)

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at December 31, 2023.

				At December 31, 2023
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	—	$—	$—	3	$49,830	$(218)	3	$49,830	$(218)
U.S. Government Agencies	—	—	—	—	—	—	—	—	—
Corporate debt securities	—	—	—	15	14,471	(1,279)	15	14,471	(1,279)
Municipal bonds	12	3,417	(6)	41	5,895	(366)	53	9,312	(372)
Mortgage-backed securities	2	2,606	(21)	5	2,394	(123)	7	5,000	(144)
Total available for sale securities	14	$6,023	$(27)	64	$72,590	$(1,986)	78	$78,613	$(2,013)

Held to maturity:
U.S. Government Agencies	—	$—	$—	29	$204,364	$(61,532)	29	$204,364	$(61,532)
Corporate debt securities	—	—	—	57	49,220	(5,602)	57	49,220	(5,602)
Total held to maturity securities	—	$—	$—	86	$253,584	$(67,134)	86	$253,584	$(67,134)

As of March 31, 2024, 151 of First Guaranty's debt securities had unrealized losses totaling 20.3% of the individual securities' amortized cost basis and 19.7% of First Guaranty's total amortized cost basis of the investment securities portfolio. 144 of the 151 securities had been in a continuous loss position for over 12 months at such date. The 144 securities had an aggregate amortized cost basis of $345.3 million and an unrealized loss of $71.0 million at March 31, 2024. Management has the intent and ability to hold these debt securities until maturity or until anticipated recovery.

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

Corporate debt securities in a loss position consist primarily of corporate bonds issued by businesses in the financial, insurance, utility, manufacturing, industrial, consumer products and oil and gas industries. There was one held to maturity corporate security with a credit related impairment loss at March 31, 2024. First Guaranty believes that the remaining issuers will be able to fulfill the obligations of these securities based on evaluations described above. First Guaranty has the ability and intent to hold these securities until they recover, which could be at their maturity dates.

There were no charge-offs recognized securities during the three months ended March 31, 2024. There were no provisions for credit losses recognized on securities during the three months ended March 31, 2024.

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

At March 31, 2024, First Guaranty's exposure to bond issuers that exceeded 10% of shareholders' equity is below:

	At March 31, 2024
(in thousands)	Amortized Cost	Fair Value
U.S. Government Treasuries (U.S.)	$—	$—
Federal Home Loan Bank (FHLB)	32,222	25,894
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	97,538	69,528
Federal Farm Credit Bank (FFCB)	138,853	109,762
Total	$268,613	$205,184

Note 4. Loans

The following table summarizes the components of First Guaranty's loan portfolio as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$328,090	11.9%	$399,435	14.5%
Farmland	37,534	1.3%	32,530	1.2%
1- 4 Family	456,659	16.5%	444,850	16.1%
Multifamily	165,148	6.0%	118,921	4.3%
Non-farm non-residential	1,133,516	41.1%	1,045,865	37.9%
Total Real Estate	2,120,947	76.8%	2,041,601	74.0%
Non-Real Estate:
Agricultural	43,422	1.6%	41,008	1.5%
Commercial and industrial (1)	293,292	10.6%	334,972	12.1%
Commercial leases	253,016	9.2%	285,415	10.4%
Consumer and other	49,458	1.8%	54,485	2.0%
Total Non-Real Estate	639,188	23.2%	715,880	26.0%
Total Loans Before Unearned Income	2,760,135	100.0%	2,757,481	100.0%
Unearned income	(7,905)		(8,773)
Total Loans Net of Unearned Income	$2,752,230		$2,748,708

(1) Includes PPP loans fully guaranteed by the SBA of $2.6 million and $2.8 million at March 31, 2024 and December 31, 2023, respectively.

Accrued interest receivable on First Guaranty's loans totaled $14.8 million and $13.9 million at March 31, 2024 and December 31, 2023, respectively, and is included in accrued interest receivable on the consolidated balance sheet. Accrued interest receivable is excluded from First Guaranty's estimate of the allowance for credit losses.

The following table summarizes fixed and floating rate loans by contractual maturity, excluding nonaccrual loans, as of March 31, 2024 and December 31, 2023 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	March 31, 2024			December 31, 2023
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$271,330	$122,431	$393,761	$268,864	$88,884	$357,748
More than one to five years	715,494	323,717	1,039,211	782,754	357,981	1,140,735
More than five to 15 years	81,780	277,294	359,074	88,490	269,918	358,408
Over 15 years	349,617	589,866	939,483	334,337	541,066	875,403
Subtotal	$1,418,221	$1,313,308	2,731,529	$1,474,445	$1,257,849	2,732,294
Nonaccrual loans			28,606			25,187
Total Loans Before Unearned Income			2,760,135			2,757,481
Unearned income			(7,905)			(8,773)
Total Loans Net of Unearned Income			$2,752,230			$2,748,708

Included in floating rate loans are loans that adjust to a floating rate following an initial fixed rate period. The initial fixed rate periods are typically one, three, or five years.

The following tables present the age analysis of past due loans at March 31, 2024 and December 31, 2023:

	As of March 31, 2024
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$1,675	$598	$2,273	$325,817	$328,090	$—
Farmland	88	903	991	36,543	37,534	—
1- 4 family	5,121	8,157	13,278	443,381	456,659	—
Multifamily	—	537	537	164,611	165,148	—
Non-farm non-residential	3,500	24,333	27,833	1,105,683	1,133,516	14,600
Total Real Estate	10,384	34,528	44,912	2,076,035	2,120,947	14,600
Non-Real Estate:
Agricultural	234	1,716	1,950	41,472	43,422	58
Commercial and industrial	5,307	4,691	9,998	283,294	293,292	—
Commercial leases	1,833	1,799	3,632	249,384	253,016	—
Consumer and other	817	530	1,347	48,111	49,458	—
Total Non-Real Estate	8,191	8,736	16,927	622,261	639,188	58
Total Loans Before Unearned Income	$18,575	$43,264	$61,839	$2,698,296	$2,760,135	$14,658
Unearned income					(7,905)
Total Loans Net of Unearned Income					$2,752,230

	As of December 31, 2023
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$1,281	$530	$1,811	$397,624	$399,435	$—
Farmland	97	836	933	31,597	32,530	—
1- 4 family	3,929	7,109	11,038	433,812	444,850	124
Multifamily	824	537	1,361	117,560	118,921	—
Non-farm non-residential	1,020	24,451	25,471	1,020,394	1,045,865	14,711
Total Real Estate	7,151	33,463	40,614	2,000,987	2,041,601	14,835
Non-Real Estate:
Agricultural	240	1,426	1,666	39,342	41,008	57
Commercial and industrial	2,483	1,976	4,459	330,513	334,972	395
Commercial leases	—	1,799	1,799	283,616	285,415	—
Consumer and other	1,037	1,810	2,847	51,638	54,485	—
Total Non-Real Estate	3,760	7,011	10,771	705,109	715,880	452
Total Loans Before Unearned Income	$10,911	$40,474	$51,385	$2,706,096	$2,757,481	$15,287
Unearned income					(8,773)
Total Loans Net of Unearned Income					$2,748,708

The tables above include $28.6 million and $25.2 million of nonaccrual loans at March 31, 2024 and December 31, 2023, respectively. See the tables below for more detail on nonaccrual loans.

The following is a summary of nonaccrual loans by class at the dates indicated:

	As of March 31, 2024
(in thousands)	With Related Allowance	Without Related Allowance	Total
Real Estate:
Construction & land development	$598	$—	$598
Farmland	502	401	903
1- 4 family	7,051	1,106	8,157
Multifamily	—	537	537
Non-farm non-residential	8,857	876	9,733
Total Real Estate	17,008	2,920	19,928
Non-Real Estate:
Agricultural	1,327	331	1,658
Commercial and industrial	4,691	—	4,691
Commercial leases	—	1,799	1,799
Consumer and other	530	—	530
Total Non-Real Estate	6,548	2,130	8,678
Total Nonaccrual Loans	$23,556	$5,050	$28,606

	As of December 31, 2023
(in thousands)	With Related Allowance	Without Related Allowance	Total
Real Estate:
Construction & land development	$530	$—	$530
Farmland	511	325	836
1- 4 family	5,417	1,568	6,985
Multifamily	—	537	537
Non-farm non-residential	8,730	1,010	9,740
Total Real Estate	15,188	3,440	18,628
Non-Real Estate:
Agricultural	399	970	1,369
Commercial and industrial	1,581	—	1,581
Commercial leases	—	1,799	1,799
Consumer and other	1,810	—	1,810
Total Non-Real Estate	3,790	2,769	6,559
Total Nonaccrual Loans	$18,978	$6,209	$25,187

The following table presents First Guaranty's loan portfolio by credit quality classification and origination year as of the date indicated:

	As of March 31, 2024
	Term Loans by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Real Estate:
Construction & land development:
Pass	$21,005	$141,694	$115,445	$17,090	$2,256	6,924	$17,708	$322,122
Special Mention	—	571	1,115	167	83	1,268	—	3,204
Substandard	—	—	649	454	263	1,267	—	2,633
Doubtful	—	—	39	91	—	1	—	131
Total Construction & land development	21,005	142,265	117,248	17,802	2,602	9,460	17,708	328,090
Current period gross charge-offs	—	—	—	—	—	—	—	—
Farmland
Pass	247	12,615	4,018	3,316	1,727	3,690	3,307	28,920
Special Mention	—	—	225	—	1,780	469	—	2,474
Substandard	—	—	214	2,702	2,534	645	—	6,095
Doubtful	—	—	—	—	—	—	45	45
Total Farmland	247	12,615	4,457	6,018	6,041	4,804	3,352	37,534
Current period gross charge-offs	—	—	—	—	—	—	—	—
1- 4 family
Pass	15,239	112,290	111,489	69,718	40,707	65,440	17,704	432,587
Special Mention	—	1,536	2,054	448	1,102	1,913	432	7,485
Substandard	—	75	2,480	5,636	1,598	5,132	1,148	16,069
Doubtful	—	—	122	—	—	324	72	518
Total 1- 4 family	15,239	113,901	116,145	75,802	43,407	72,809	19,356	456,659
Current period gross charge-offs	—	—	—	—	—	41	—	41
Multifamily
Pass	450	8,363	85,006	45,822	14,993	1,505	5,854	161,993
Special Mention	—	—	—	—	—	2,595	23	2,618
Substandard	—	—	—	—	—	537	—	537
Doubtful	—	—	—	—	—	—	—	—
Total Multifamily	450	8,363	85,006	45,822	14,993	4,637	5,877	165,148
Current period gross charge-offs	—	—	—	—	—	—	—	—
Non-farm non-residential
Pass	24,449	178,389	272,000	133,283	87,002	327,818	37,365	1,060,306
Special Mention	2,219	2,025	363	131	391	16,911	1,040	23,080
Substandard	—	246	19,210	19,366	—	6,039	5,203	50,064
Doubtful	—	—	—	—	66	—	—	66
Total non-farm non-residential	26,668	180,660	291,573	152,780	87,459	350,768	43,608	1,133,516
Current period gross charge-offs	—	—	—	—	—	—	—	—
Total Real Estate	63,609	457,804	614,429	298,224	154,502	442,478	89,901	2,120,947

Non-Real Estate:
Agricultural
Pass	1,118	2,758	10,202	3,067	1,303	3,572	18,034	40,054
Special Mention	—	28	33	—	156	—	66	283
Substandard	—	—	—	692	197	2,104	57	3,050
Doubtful	—	—	—	—	—	35	—	35
Total Agricultural	1,118	2,786	10,235	3,759	1,656	5,711	18,157	43,422
Current period gross charge-offs	—	—	—	33	—	—	—	33
Commercial and industrial
Pass	2,615	33,965	18,801	45,407	44,138	30,617	106,316	281,859

Special Mention	—	95	46	4,444	117	62	602	5,366
Substandard	—	45	336	195	497	4,722	105	5,900
Doubtful	—	—	—	—	—	167	—	167
Total Commercial and industrial	2,615	34,105	19,183	50,046	44,752	35,568	107,023	293,292
Current period gross charge-offs	—	220	124	75	182	26	—	627
Commercial leases
Pass	5,575	63,385	112,573	61,468	5,440	944	—	249,385
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	3,631	—	—	—	—	3,631
Doubtful	—	—	—	—	—	—	—	—
Total Commercial leases	5,575	63,385	116,204	61,468	5,440	944	—	253,016
Current period gross charge-offs	—	—	—	—	—	—	—	—
Consumer and other loans
Pass	2,852	19,403	7,387	5,541	5,698	6,894	—	47,775
Special Mention	—	31	104	185	65	27	—	412
Substandard	—	132	581	352	88	103	—	1,256
Doubtful	—	—	—	—	—	15	—	15
Total Consumer and other loans	2,852	19,566	8,072	6,078	5,851	7,039	—	49,458
Current period gross charge-offs	65	346	534	377	201	61	—	1,584
Total Non-Real Estate	12,160	119,842	153,694	121,351	57,699	49,262	125,180	639,188
Total Loans
Pass	73,550	572,862	736,921	384,712	203,264	447,404	206,288	2,625,001
Special Mention	2,219	4,286	3,940	5,375	3,694	23,245	2,163	44,922
Substandard	—	498	27,101	29,397	5,177	20,549	6,513	89,235
Doubtful	—	—	161	91	66	542	117	977
Total Loans Before Unearned Income	$75,769	$577,646	$768,123	$419,575	$212,201	$491,740	$215,081	$2,760,135
Unearned income								(7,905)
Total Loans Net of Unearned Income								$2,752,230
Total Current Period Gross Charge-offs	$65	$566	$658	$485	$383	$128	$—	$2,285

	As of December 31, 2023
	Term Loans by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Real Estate:
Construction & land development:
Pass	$134,527	$140,068	$75,884	$3,369	$8,533	11,940	$18,907	$393,228
Special Mention	789	1,579	170	—	90	250	—	2,878
Substandard	—	716	458	263	94	1,668	—	3,199
Doubtful	—	39	91	—	—	—	—	130
Total Construction & land development	135,316	142,402	76,603	3,632	8,717	13,858	18,907	399,435
Current period gross charge-offs	—	—	—	—	—	—	—	—
Farmland
Pass	9,513	4,032	3,340	1,768	253	2,730	2,162	23,798
Special Mention	—	194	—	514	—	359	—	1,067
Substandard	—	251	1,369	3,877	115	653	1,355	7,620
Doubtful	—	—	—	—	—	—	45	45
Total Farmland	9,513	4,477	4,709	6,159	368	3,742	3,562	32,530
Current period gross charge-offs	—	—	—	—	—	—	—	—

1- 4 family
Pass	112,636	110,978	70,599	41,766	19,542	47,374	17,215	420,110
Special Mention	1,307	2,505	749	1,544	775	997	667	8,544
Substandard	48	2,625	5,368	1,357	1,956	3,086	773	15,213
Doubtful	—	122	391	—	239	159	72	983
Total 1- 4 family	113,991	116,230	77,107	44,667	22,512	51,616	18,727	444,850
Current period gross charge-offs	—	—	—	—	—	964	—	964
Multifamily
Pass	9,945	76,217	6,121	15,131	1,877	2,311	5,110	116,712
Special Mention	—	—	—	—	—	1,648	24	1,672
Substandard	—	—	—	—	—	537	—	537
Doubtful	—	—	—	—	—	—	—	—
Total Multifamily	9,945	76,217	6,121	15,131	1,877	4,496	5,134	118,921
Current period gross charge-offs	—	—	—	—	—	—	—	—
Non-farm non-residential
Pass	162,234	247,182	111,054	88,039	73,797	256,032	33,907	972,245
Special Mention	708	369	1,014	388	15,846	5,191	1,525	25,041
Substandard	247	18,930	18,488	—	—	6,125	4,723	48,513
Doubtful	—	—	—	66	—	—	—	66
Total non-farm non-residential	163,189	266,481	130,556	88,493	89,643	267,348	40,155	1,045,865
Current period gross charge-offs	—	—	—	138	—	—	—	138
Total Real Estate	431,954	605,807	295,096	158,082	123,117	341,060	86,485	2,041,601

Non-Real Estate:
Agricultural
Pass	2,555	10,406	3,142	1,336	1,532	2,378	16,259	37,608
Special Mention	—	104	—	81	—	—	25	210
Substandard	—	—	692	279	20	2,100	57	3,148
Doubtful	—	—	—	—	—	42	—	42
Total Agricultural	2,555	10,510	3,834	1,696	1,552	4,520	16,341	41,008
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial
Pass	41,105	27,800	48,097	53,585	5,613	27,634	119,886	323,720
Special Mention	63	37	4,382	146	—	53	598	5,279
Substandard	45	283	178	602	27	4,531	145	5,811
Doubtful	—	—	—	—	—	162	—	162
Total Commercial and industrial	41,213	28,120	52,657	54,333	5,640	32,380	120,629	334,972
Current period gross charge-offs	29	791	133	532	—	209	—	1,694
Commercial leases
Pass	74,456	117,566	67,615	6,087	4,428	—	—	270,152
Special Mention	—	11,867	1,597	—	—	—	—	13,464
Substandard	—	1,799	—	—	—	—	—	1,799
Doubtful	—	—	—	—	—	—	—	—
Total Commercial leases	74,456	131,232	69,212	6,087	4,428	—	—	285,415
Current period gross charge-offs	—	—	—	—	—	—	—	—
Consumer and other loans
Pass	21,257	8,770	6,463	6,164	650	7,887	150	51,341
Special Mention	36	151	255	87	15	19	—	563
Substandard	164	1,077	790	265	86	68	—	2,450
Doubtful	—	—	34	79	2	16	—	131
Total Consumer and other loans	21,457	9,998	7,542	6,595	753	7,990	150	54,485
Current period gross charge-offs	598	1,126	820	359	28	44	—	2,975
Total Non-Real Estate	139,681	179,860	133,245	68,711	12,373	44,890	137,120	715,880
Total Loans

Pass	568,228	743,019	392,315	217,245	116,225	358,286	213,596	2,608,914
Special Mention	2,903	16,806	8,167	2,760	16,726	8,517	2,839	58,718
Substandard	504	25,681	27,343	6,643	2,298	18,768	7,053	88,290
Doubtful	—	161	516	145	241	379	117	1,559
Total Loans Before Unearned Income	$571,635	$785,667	$428,341	$226,793	$135,490	$385,950	$223,605	$2,757,481
Unearned income								(8,773)
Total Loans Net of Unearned Income								$2,748,708
Total Current Period Gross Charge-offs	$627	$1,917	$953	$1,029	$28	$1,217	$—	$5,771

Note 5. Allowance for Credit Losses on Loans

A summary of changes in the allowance for credit losses, by portfolio type, for the three months ended March 31, 2024 and 2023 are as follows:

	For the Three Months Ended March 31,
	2024
(in thousands)	Beginning Allowance (12/31/2023)	Charge-offs	Recoveries	Provision	Ending Allowance (3/31/2024)
Real Estate:
Construction & land development	$5,845	$—	$1	$(1,016)	$4,830
Farmland	36	—	—	27	63
1- 4 family	6,653	(41)	3	(20)	6,595
Multifamily	1,614	—	—	163	1,777
Non-farm non-residential	10,596	—	8	712	11,316
Total Real Estate	24,744	(41)	12	(134)	24,581
Non-Real Estate:
Agricultural	97	(33)	10	46	120
Commercial and industrial	2,711	(627)	115	1,684	3,883
Commercial leases	1,948	—	—	(564)	1,384
Consumer and other	1,426	(1,584)	118	1,522	1,482
Unallocated	—	—	—	—	—
Total Non-Real Estate	6,182	(2,244)	243	2,688	6,869
Total	$30,926	$(2,285)	$255	$2,554	$31,450

	For the Three Months Ended March 31,
	2023
(in thousands)	Beginning Allowance (12/31/2022)	ASC 326 Adoption Day 1 Adjustment	Charge-offs	Recoveries	Provision	Ending Allowance (3/31/2023)
Real Estate:
Construction & land development	$1,232	$1,891	$—	$—	$779	$3,902
Farmland	83	(39)	—	—	(6)	38
1- 4 family	1,761	3,465	(33)	3	253	5,449
Multifamily	746	1,418	—	—	194	2,358
Non-farm non-residential	9,280	307	(138)	34	561	10,044
Total Real Estate	13,102	7,042	(171)	37	1,781	21,791
Non-Real Estate:
Agricultural	240	(98)	—	167	(166)	143
Commercial and industrial	2,194	2,971	(44)	154	(1,021)	4,254
Commercial leases	4,879	(162)	—	—	(2,280)	2,437
Consumer and other	2,506	(1,042)	(758)	131	860	1,697
Unallocated	597	(591)	—	—	1,140	1,146
Total Non-Real Estate	10,416	1,078	(802)	452	(1,467)	9,677
Total	$23,518	$8,120	$(973)	$489	$314	$31,468

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio and by recoveries. The result is an allocation of the credit loss reserve from one category to another.

A summary of the allowance along with loans and leases individually and collectively evaluated are as follows:

	As of March 31, 2024
(in thousands)	Allowance Individually Evaluated	Allowance Collectively Evaluated	Total Allowance for Credit Losses	Loans Individually Evaluated	Loans Collectively Evaluated	Total Loans before Unearned Income
Real Estate:
Construction & land development	$—	$4,830	$4,830	$1,267	$326,823	$328,090
Farmland	—	63	63	5,638	31,896	37,534
1- 4 family	471	6,124	6,595	4,316	452,343	456,659
Multifamily	—	1,777	1,777	537	164,611	165,148
Non-farm non-residential	3,362	7,954	11,316	46,235	1,087,281	1,133,516
Total Real Estate	3,833	20,748	24,581	57,993	2,062,954	2,120,947
Non-Real Estate:
Agricultural	15	105	120	1,466	41,956	43,422
Commercial and industrial	2,483	1,400	3,883	3,717	289,575	293,292
Commercial leases	—	1,384	1,384	3,631	249,385	253,016
Consumer and other	—	1,482	1,482	—	49,458	49,458
Unallocated	—	—	—	—	—	—
Total Non-Real Estate	2,498	4,371	6,869	8,814	630,374	639,188
Total	$6,331	$25,119	$31,450	$66,807	$2,693,328	2,760,135
Unearned Income						(7,905)
Total Loans Net of Unearned Income						$2,752,230

All loans individually evaluated for impairment as of March 31, 2024 were considered collateral dependent loans.

	As of December 31, 2023
(in thousands)	Allowance Individually Evaluated	Allowance Collectively Evaluated	Total Allowance for Credit Losses	Loans Individually Evaluated	Loans Collectively Evaluated	Total Loans before Unearned Income
Real Estate:
Construction & land development	$—	$5,845	$5,845	$1,389	$398,046	$399,435
Farmland	—	36	36	5,670	26,860	32,530
1- 4 family	316	6,337	6,653	5,066	439,784	444,850
Multifamily	—	1,614	1,614	537	118,384	118,921
Non-farm non-residential	3,047	7,549	10,596	46,571	999,294	1,045,865
Total Real Estate	3,363	21,381	24,744	59,233	1,982,368	2,041,601
Non-Real Estate:
Agricultural	1	96	97	1,466	39,542	41,008
Commercial and industrial	758	1,953	2,711	4,464	330,508	334,972
Commercial leases	—	1,948	1,948	1,799	283,616	285,415
Consumer and other	—	1,426	1,426	—	54,485	54,485
Unallocated	—	—	—	—	—	—
Total Non-Real Estate	759	5,423	6,182	7,729	708,151	715,880
Total	$4,122	$26,804	$30,926	$66,962	$2,690,519	2,757,481
Unearned Income						(8,773)
Total loans net of unearned income						$2,748,708

All loans individually evaluated for impairment as of December 31, 2023 were considered collateral dependent loans.

Note 6. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment testing. Other intangible assets continue to be amortized over their useful lives. First Guaranty's goodwill is the difference in purchase price over the fair value of net assets acquired from its acquisition of Homestead Bancorp in 2007, Premier Bancshares, Inc. in 2017 and Union Bancshares, Incorporated in 2019. Goodwill totaled $12.9 million at March 31, 2024 and December 31, 2023. No impairment charges have been recognized on First Guaranty's intangible assets since acquisition. Loan servicing assets totaled $0.5 million at March 31, 2024 and December 31, 2023. Other intangible assets recorded include core deposit intangibles, which are subject to amortization. The weighted-average amortization period remaining for First Guaranty's core deposit intangibles is 5 years at March 31, 2024. The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions.

Note 7. Other Real Estate (ORE)

Other real estate owned consists of the following at the dates indicated:

(in thousands)	March 31, 2024	December 31, 2023
Real Estate Owned Acquired by Foreclosure:
Residential	$312	$309
Construction & land development	282	251
Non-farm non-residential	690	690
Total Other Real Estate Owned and Foreclosed Property	1,284	1,250
Allowance for Other Real Estate Owned losses	—	—
Net Other Real Estate Owned and Foreclosed Property	$1,284	$1,250

Loans secured by one-to-four family residential properties in the process of foreclosure totaled $1.3 million as of March 31, 2024.

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

Below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at March 31, 2024 and December 31, 2023:

Contract Amount

(in thousands)	March 31, 2024	December 31, 2023
Commitments to Extend Credit	$257,034	$304,218
Unfunded Commitments under lines of credit	$203,631	$214,546
Commercial and Standby letters of credit	$14,544	$13,971

Allowance For Credit Losses - Off- Balance-Sheet Credit Exposures

The provision for credit losses on unfunded commitments was a reversal of $0.3 million for the three months ended March 31, 2024. The ACL on off-balance-sheet credit exposures total $2.6 million at March 31, 2024 and $2.8 million at December 31, 2023 and is included in other liabilities on the accompanying consolidated balance sheets.

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified within Level 3 in First Guaranty's portfolio as of March 31, 2024 includes corporate debt and municipal securities.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	March 31, 2024	December 31, 2023
Available for Sale Securities Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$49,830
Level 2: Significant Other Observable Inputs	27,530	23,172
Level 3: Significant Unobservable Inputs	10,222	10,483
Securities available for sale measured at fair value	$37,752	$83,485

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

The change in Level 1 securities available for sale from December 31, 2023 to March 31, 2024 was due to a net decrease in Treasury bills of $49.8 million. There were no transfers between Level 2 and Level 3 from December 31, 2023 to March 31, 2024. There were no transfers between Level 1 and 2 securities available for sale from December 31, 2023 to March 31, 2024.

The following table reconciles assets measured at fair value on a recurring basis using unobservable inputs (Level 3):

Level 3 Changes
(in thousands)	March 31, 2024
Balance, beginning of year	$10,483
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	69
Purchases, sales, issuances and settlements, net	(330)
Transfers in and/or out of Level 3	—
Balance as of end of period	$10,222

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held as of March 31, 2024.

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of March 31, 2024 and December 31, 2023, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At March 31, 2024	At December 31, 2023
Fair Value Measurements Using: Loans Individually Evaluated for Impairment
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	—	—
Level 3: Significant Unobservable Inputs	6,600	8,083
Loans individually evaluated for impairment measured at fair value	$6,600	$8,083

Fair Value Measurements Using: Other Real Estate Owned
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	1,284	1,250
Level 3: Significant Unobservable Inputs	—	—
Other real estate owned measured at fair value	$1,284	$1,250

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

Other Unrecognized Financial Instruments.

The fair value of commitments to extend credit is estimated using the fees charged to enter into similar legally binding agreements, taking into account the remaining terms of the agreements and customers' credit ratings. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit are based on fees charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2024 and December 31, 2023, the fair value of guarantees under commercial and standby letters of credit was not material.

The carrying amounts and estimated fair values of financial instruments at March 31, 2024 were as follows:

	Fair Value Measurements at March 31, 2024 Using
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets
Cash and due from banks	$331,592	$331,592	$—	$—	$331,592
Federal funds sold	465	465	—	—	465
Securities, available for sale	37,752	—	27,530	10,222	37,752
Securities, held for maturity	320,901	—	251,627	—	251,627
Loans held for sale	—	—	—	—	—
Loans, net	2,720,780	—	—	2,572,245	2,572,245
Cash surrender value of BOLI	5,898	—	—	5,898	5,898
Accrued interest receivable	17,339	—	—	17,339	17,339

Liabilities
Deposits	$3,063,876	$—	$—	$3,069,935	3,069,935
Short-term advances from Federal Home Loan Bank	—			—	—
Short-term borrowings	—	—	—	—	—
Repurchase agreements	6,834	—	—	6,738	6,738
Accrued interest payable	10,182	—	—	10,182	10,182
Long-term advances from Federal Home Loan Bank	155,000	—	—	152,481	152,481
Senior long-term debt	18,102	—	—	18,297	18,297
Junior subordinated debentures	44,700	—	—	44,700	44,700

The carrying amounts and estimated fair values of financial instruments at December 31, 2023 were as follows:

		Fair Value Measurements at December 31, 2023 Using
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets
Cash and due from banks	$286,114	$286,114	$—	$—	$286,114
Federal funds sold	341	341	—	—	341
Securities, available for sale	83,485	49,830	23,172	10,483	83,485
Securities, held for maturity	320,638	—	253,584	—	253,584
Loans, net	2,717,782	—	—	2,581,979	2,581,979
Cash surrender value of BOLI	5,861	—	—	5,861	5,861
Accrued interest receivable	15,713	—	—	15,713	15,713

Liabilities
Deposits	$3,009,094	$—	$—	$3,001,498	3,001,498
Short-term advances from Federal Home Loan Bank	50,000	—	—	50,000	50,000
Short-term borrowings	10,000	—	—	10,000	10,000
Repurchase agreements	6,297	—	—	6,285	6,285
Accrued interest payable	11,807	—	—	11,807	11,807
Long-term advances from Federal Home Loan Bank	155,000	—	—	152,299	152,299
Senior long-term debt	39,099	—	—	39,304	39,304
Junior subordinated debentures	15,000	—	—	15,000	15,000

There is no material difference between the contract amount and the estimated fair value of off-balance sheet items that are primarily comprised of short-term unfunded loan commitments that are generally at market prices.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of First Guaranty's financial condition and results of operations is intended to highlight the significant factors affecting First Guaranty's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data at March 31, 2024 and for the three months ended March 31, 2024 and 2023 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly First Guaranty's financial position and results of operations for such periods.

Special Note Regarding Forward-Looking Statements

Congress passed the Private Securities Litigation Act of 1995 in an effort to encourage corporations to provide information about a company's anticipated future financial performance. This act provides a safe harbor for such disclosure, which protects us from unwarranted litigation, if actual results are different from management expectations. This discussion and analysis contains forward-looking statements and reflects management's current views and estimates of future economic circumstances, industry conditions, company performance and financial results. The words "may," "should," "expect," "anticipate," "intend," "plan," "continue," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a number of factors and uncertainties, including, changes in general economic conditions, either nationally or in our market areas, that are worse than expected; competition among depository and other financial institutions; inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments; adverse changes in the securities markets; changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements; our ability to enter new markets successfully and capitalize on growth opportunities; our ability to successfully integrate acquired entities; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board; changes in our organization, compensation and benefit plans; changes in our financial condition or results of operations that reduce capital available to pay dividends; increases in our provision for credit losses and changes in the financial condition or future prospects of issuers of securities that we own, which could cause our actual results and experience to differ from the anticipated results and expectations, expressed in such forward-looking statements. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

First Quarter March 31, 2024 Financial Overview

First Guaranty Bancshares is a Louisiana corporation and a financial holding company headquartered in Hammond, Louisiana. Our wholly-owned subsidiary, First Guaranty Bank, a Louisiana-chartered commercial bank, provides personalized commercial banking services primarily to Louisiana and Texas customers through 35 banking facilities primarily located in the MSAs of Hammond, Baton Rouge, Lafayette, Shreveport-Bossier City, Lake Charles and Alexandria, Louisiana and Dallas-Fort Worth-Arlington, Waco, Texas and Mideast markets in Kentucky and West Virginia. We emphasize personal relationships and localized decision making to ensure that products and services are matched to customer needs. We compete for business principally on the basis of personal service to customers, customer access to officers and directors and competitive interest rates and fees.

Financial highlights for the first quarter and three months ended March 31, 2024 are as follows:

•Total assets increased $3.0 million and were $3.6 billion at March 31, 2024 and December 31, 2023. Total loans at March 31, 2024 were $2.8 billion, an increase of $3.5 million, or 0.1%, compared with December 31, 2023. Total deposits were $3.1 billion at March 31, 2024, an increase of $54.8 million, or 1.8%, compared with December 31, 2023. Retained earnings were $67.7 million at March 31, 2024, a decrease of $0.3 million compared to $68.0 million at December 31, 2023. Shareholders' equity was $250.3 million and $249.6 million at March 31, 2024 and December 31, 2023, respectively.

•Net income for the first quarter of 2024 and 2023 was $2.3 million and $3.5 million, respectively, a decrease of $1.2 million or 33.4%.

•Earnings per common share were $0.14 and $0.27 for the first quarter of 2024 and 2023, respectively. Total weighted average shares outstanding were 12,489,910 and 10,716,796 for the first quarter of 2024 and 2023, respectively. The change in shares was due to the issuance of 29,293 shares of common stock under the Equity Bonus Plan during the first quarter of 2024 and the issuance of 1,714,287 shares of common stock under private placement in 2023.

•The allowance for credit losses was 1.14% of total loans at March 31, 2024 compared to 1.13% at December 31, 2023.

•Net interest income for the first quarter of 2024 was $21.9 million compared to $22.3 million for the same period in 2023.

•The provision for credit losses for the first quarter of 2024 was $2.3 million compared to $0.3 million for the same period in 2023.

•First Guaranty had $1.3 million of other real estate owned as of March 31, 2024 and December 31, 2023.

•Noninterest income for the first quarter of 2024 was $2.3 million compared to $2.7 million for the same period in 2023.

•The net interest margin for the three months ended March 31, 2024 was 2.58% which was a decrease of 41 basis points from the net interest margin of 2.99% for the same period in 2023. First Guaranty attributed the decrease in the net interest margin to the increase in market interest rates that began in 2022 and continued through 2023 that increased the cost of liabilities. Loans as a percentage of average interest earning assets decreased to 80.8% at March 31, 2024 compared to 83.5% at March 31, 2023.

•Investment securities totaled $358.7 million at March 31, 2024, a decrease of $45.5 million when compared to $404.1 million at December 31, 2023. At March 31, 2024, available for sale securities, at fair value, totaled $37.8 million, a decrease of $45.7 million when compared to $83.5 million at December 31, 2023. At March 31, 2024, held to maturity securities, at amortized cost and net of the allowance for credit losses totaled $320.9 million, an increase of $0.3 million when compared to $320.6 million at December 31, 2023. The allowance for credit losses for HTM securities was $0.1 million at March 31, 2024 and December 31, 2023.

•Total loans net of unearned income were $2.8 billion at March 31, 2024, a net increase of $3.5 million from December 31, 2023. Total loans net of unearned income are reduced by the allowance for credit losses which totaled $31.5 million at March 31, 2024 and $30.9 million at December 31, 2023, respectively.

•Nonaccrual loans increased $3.4 million to $28.6 million at March 31, 2024 compared to $25.2 million at December 31, 2023.

•Return on average assets for the three months ended March 31, 2024 and 2023 was 0.26% and 0.45%, respectively. Return on average common equity for the three months ended March 31, 2024 and 2023 was 3.17% and 5.80%, respectively. Return on average assets is calculated by dividing annualized net income by average assets. Return on average common equity is calculated by dividing annualized net income by average common equity.

•Book value per common share was $17.37 as of March 31, 2024 compared to $17.36 as of December 31, 2023. The increase was due primarily to the recent issuance of new shares and changes in accumulated other comprehensive income ("AOCI"). AOCI is comprised of unrealized gains and losses on available for sale securities, including unrealized losses on available for sale securities at the time of transfer to held to maturity.

•First Guaranty's Board of Directors declared cash dividends of $0.16 per common share in the first quarter of 2024 and 2023. First Guaranty has paid 123 consecutive quarterly dividends as of March 31, 2024.

•First Guaranty paid preferred stock dividends of $0.6 million during the first three months of 2024 and 2023.

Financial Condition

Changes in Financial Condition from December 31, 2023 to March 31, 2024

Assets

Total assets at March 31, 2024 were $3.6 billion, an increase of $3.0 million, or 0.1%, from December 31, 2023. Assets increased primarily due to increases in net loans of $3.0 million and cash and cash equivalents of $45.6 million, partially offset by a decrease in investment securities of $45.5 million at March 31, 2024 compared to December 31, 2023.

Loans

Net loans increased $3.0 million, or 0.1%, to $2.7 billion at March 31, 2024 from December 31, 2023. Non-farm non-residential loan balances increased $87.7 million due to new originations. Multifamily loans increased $46.2 million primarily due to the conversion of existing construction loans to permanent financing and the origination of new loans. One-to-four family residential loans increased $11.8 million primarily due to new originations. Farmland loans increased $5.0 million primarily due to seasonal activity. Agricultural loans increased $2.4 million due to seasonal activity. Consumer and other loans decreased $5.0 million primarily due to paydowns. Commercial lease loan balances decreased $32.4 million primarily due to paydowns. First Guaranty's commercial lease portfolio generally has higher yields than commercial real estate loans but shorter average lives. Commercial and industrial loans decreased $41.7 million primarily due to paydowns. Construction and land development loans decreased $71.3 million principally due to the conversion of loans to permanent financing. First Guaranty had approximately 2.7% of funded and 2.0% of unfunded commitments in our loan portfolio to businesses engaged in support or service activities for oil and gas operations. First Guaranty's hotel and hospitality portfolio totaled $181.4 million at March 31, 2024. As part of the management of risks in our loan portfolio, First Guaranty had previously established an internal guidance limit of approximately $200.0 million for its hotel and hospitality portfolio. First Guaranty had $377.3 million in loans related to our Texas markets at March 31, 2024 which was an increase of $1.6 million or 0.4% from $375.7 million at December 31, 2023. First Guaranty anticipates additional growth opportunities in Texas. First Guaranty had $277.2 million in loans related to our new Mideast markets in Kentucky and West Virginia at March 31, 2024 compared to $278.1 million at December 31, 2023. Syndicated loans at March 31, 2024 were $58.5 million, of which $24.4 million were shared national credits. Syndicated loans decreased $18.2 million from $76.7 million at December 31, 2023.

As of March 31, 2024, 76.8% of our loan portfolio was secured by real estate. The largest portion of our loan portfolio, at 41.1% as of March 31, 2024, was non-farm non-residential loans secured by real estate. Approximately 48.1% of the loan portfolio was based on a floating rate tied to the prime rate, Secured Overnight Financing Rate ("SOFR"), or Treasury rates as of March 31, 2024. 52.5% of the loan portfolio is scheduled to mature within five years from March 31, 2024.

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

First Guaranty has diversified its CRE portfolio across both industries and geographic location. The following is a summary of the largest CRE related loans associated with hotel and motels, office properties, apartment complexes, healthcare related properties, and properties under construction as of March 31, 2024. First Guaranty does not finance standalone multi-story office buildings in major metropolitan areas. The largest CRE loan secured by a hotel or motel totaled $20.1 million. The property is a flagged hotel located in Texas. The largest CRE loan secured by an office related property totaled $21.6 million and is located in West Virginia. The largest CRE loan secured by an apartment complex totaled $40.9 million and was secured by a property located in Louisiana. This loan was under construction as of December 31, 2023 and converted to permanent financing at March 31, 2024. First Guaranty also has a $25.9 million apartment complex that is located in Texas. The largest healthcare related loan is a $30.3 million property secured by an assisted living center located in Alabama. The largest CRE loan under construction totaled $29.9 million for land development and is secured by a property located in Texas.

The increase in classified assets at March 31, 2024 as compared to December 31, 2023 was due to a $0.9 million increase in substandard loans offset by a $0.6 million decrease in doubtful loans. The increase in substandard loans was primarily the result of the downgrade of one $1.7 million lease loan relationship from pass to substandard during the first quarter of 2024, offset by loans that were upgraded to special mention status. The decrease in doubtful loans was primarily the result of the payoff of a $0.4 million one-to four family loan classified as doubtful during the first quarter of 2024. Special mention loans decreased by $13.8 million in 2024. The decrease in special mention loans was primarily the result of the upgrade of one commercial lease loan relationship from special mention to pass status totaling $13.2 million.

Net loans are reduced by the allowance for credit losses which totaled $31.5 million at March 31, 2024 and $30.9 million at December 31, 2023. First Guaranty adopted ASC 326 effective January 1, 2023 and recorded a cumulative adjustment to the allowance of $7.0 million. Loan charge-offs were $2.3 million during the first three months of 2024 and $1.0 million during the same period in 2023. Recoveries totaled $0.3 million during the first three months of 2024 and $0.5 million during the same period in 2023. The provision for credit losses totaled $2.3 million for the first three months of 2024 and $0.3 million for the same period in 2023. See Note 4 of the Notes to Consolidated Financial Statements for more information on loans and Note 5 for more information on the allowance for credit losses.

Investment Securities

Investment securities at March 31, 2024 totaled $358.7 million, a decrease of $45.5 million compared to $404.1 million at December 31, 2023. The portfolio consists of both available for sale (AFS) and held to maturity securities (HTM). The securities designated as held to maturity are agency and corporate debt securities that are part of First Guaranty’s investment strategy and public funds collateralization program. We purchase securities for our investment portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and meet pledging requirements for public funds and borrowings.

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

Our available for sale securities portfolio totaled $37.8 million at March 31, 2024, a decrease of $45.7 million, or 54.8%, compared to $83.5 million at December 31, 2023. The decrease was primarily due to the maturity of U.S. Treasury securities.

Our held to maturity securities portfolio totaled $320.9 million at March 31, 2024, an increase of $0.3 million, or 0.1%, compared to $320.6 million at December 31, 2023.

At March 31, 2024, $0.8 million, or 0.2%, of the securities portfolio was scheduled to mature in less than one year. $7.5 million, or 2.1%, of the securities portfolio, not including collateralized mortgage obligations and mortgage-backed securities, were scheduled to mature between one and five years. The majority of these securities were corporate bonds. $135.5 million, or 37.8%, of the securities portfolio, not including collateralized mortgage obligations and mortgage-backed securities, were scheduled to mature between five and ten years. Securities, not including collateralized mortgage obligations and mortgage-backed securities, with contractual maturity dates over 10 years totaled $210.0 million, or 58.6%, of the total securities portfolio at March 31, 2024. The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates. Prepayments of mortgages that collateralize mortgage-backed securities also affect the maturity of the securities portfolio. Based on internal forecasts as of March 31, 2024, management believes that the securities portfolio has a forecasted weighted average life of approximately 11.28 years based on the current interest rate environment. The portfolio had an estimated effective duration of 8.93 years at March 31, 2024.

There were no credit related impairment of available for sale securities during the three months ended March 31, 2024. The allowance for credit losses for held to maturity securities was $0.1 million at March 31, 2024 and December 31, 2023.

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

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

(in thousands)	March 31, 2024	December 31, 2023
Nonaccrual loans:
Real Estate:
Construction and land development	$598	$530
Farmland	903	836
1- 4 family	8,157	6,985
Multifamily	537	537
Non-farm non-residential	9,733	9,740
Total Real Estate	19,928	18,628
Non-Real Estate:
Agricultural	1,658	1,369
Commercial and industrial	4,691	1,581
Commercial leases	1,799	1,799
Consumer and other	530	1,810
Total Non-Real Estate	8,678	6,559
Total nonaccrual loans	28,606	25,187

Loans 90 days and greater delinquent & accruing:
Real Estate:
Construction and land development	—	—
Farmland	—	—
1- 4 family	—	124
Multifamily	—	—
Non-farm non-residential	14,600	14,711
Total Real Estate	14,600	14,835
Non-Real Estate:
Agricultural	58	57
Commercial and industrial	—	395
Commercial leases	—	—
Consumer and other	—	—
Total Non-Real Estate	58	452
Total loans 90 days and greater delinquent & accruing	14,658	15,287

Total non-performing loans	43,264	40,474

Real Estate Owned:
Construction and land development	282	251
Farmland	—	—
1- 4 family	312	309
Multifamily	—	—
Non-farm non-residential	690	690
Total Real Estate Owned	1,284	1,250

Total non-performing assets	$44,548	$41,724

Non-performing assets to total loans	1.62%	1.52%
Non-performing assets to total assets	1.25%	1.17%
Non-performing loans to total loans	1.57%	1.47%
Nonaccrual loans to total loans	1.04%	0.92%
Allowance for credit losses to nonaccrual loans	109.94%	122.79%
Net loan charge-offs to average loans	0.29%	0.17%

At March 31, 2024, nonperforming assets totaled $44.5 million, or 1.25% of total assets, compared to $41.7 million, or 1.17%, of total assets at December 31, 2023, which represented an increase of $2.8 million, or 6.8%. The increase in non-performing assets occurred primarily due to an increase in nonaccrual loans and other real estate owned, offset by a decrease in loans 90 days greater delinquent and still accruing. Nonperforming loans included loans previously classified as purchase credit deteriorated following the adoption of CECL.

Nonaccrual loans increased from $25.2 million at December 31, 2023 to $28.6 million at March 31, 2024. The increase in nonaccrual loans was concentrated primarily in commercial and industrial and one-to four family loans. Nonaccrual loans included $2.5 million in loans with a government guarantee. These are structured as net loss guarantees in which up to 90% of loss exposure is covered.

At March 31, 2024, loans 90 days or greater delinquent and still accruing totaled $14.7 million, a decrease of $0.6 million compared to $15.3 million at December 31, 2023. The decrease in loans 90 days or greater delinquent and still accruing was concentrated primarily in commercial and industrial, non-farm non-residential, and one-to four family.

Other real estate owned totaled $1.3 million at March 31, 2024 and December 31, 2023.

At March 31, 2024, our largest non-performing assets were comprised of the following nonaccrual loans and 90 days or greater delinquent and still accruing loans: (1) a non-farm non-residential loan that totaled $13.9 million; (2) a non-farm non-residential loan that totaled $4.7 million; (3) a $2.0 million loan relationship that is classified as purchased credit deteriorated; (4) a commercial lease loan that totaled $1.8 million; (5) a commercial and industrial loan that totaled $1.8 million; (6) a non-farm non-residential loan that totaled $1.3 million; (7) a non-farm non-residential loan that totaled $1.3 million.

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

The allowance for credit losses on loans was $31.5 million, or 1.14% of total loans, and 72.7% of nonperforming loans at March 31, 2024.

Comparing March 31, 2024 to December 31, 2023, there were changes within the specific components of the allowance balance.

A provision for credit losses of $2.3 million was made during the three months ended March 31, 2024 and $0.3 million for the same period in 2023. The $2.3 million provision made in 2024 included a $0.3 million negative provision for credit losses related to unfunded commitments. First Guaranty's unfunded commitments declined during the quarter which resulted in a reduced liability. The provisions made were taken to provide for current credit losses and to maintain the allowance proportionate to risks inherent in the loan portfolio.

The loan portfolio factors in the first three months of 2024 that primarily affected the allocation of the allowance included the following:

•Construction and land development loans decreased during the first three months of 2024 due to loans converted to permanent financing. The allowance decrease related to this portfolio was due to a decline in the portfolio along with changes in the qualitative analysis of the portfolio related to economic conditions.

•One-to four-family residential loans increased $11.8 million during the first three months of 2024. The allowance decrease related to this portfolio was due to changes in the qualitative analysis of the portfolio.

•Multifamily loans increased during the first three months of 2024. The allowance related to this portfolio was increased due to the growth in the portfolio which increased by $46.2 million during the first three months of 2024.

•Non-farm non-residential loans increased by $87.7 million during the first three months of 2024. The allowance increase related to this portfolio was due primarily to growth in the portfolio.

•Commercial and industrial loans decreased during the first three months of 2024. The allowance increase related to this portfolio was due to the qualitative analysis of the portfolio.

•Commercial leases decreased during the first three months of 2024 from $285.4 million at December 31, 2023 to $253.0 million at March 31, 2024. The allowance decrease related to this portfolio was due to the reduction in this portfolio and due to changes in the qualitative analysis of the portfolio.

•Consumer and other loans decreased during the first three months of 2024. The increase in the related loan loss allowance balance was due primarily to qualitative analysis of the portfolio.

First Guaranty charged off $2.3 million in loan balances during the first three months of 2024. The details of the $2.3 million in charged-off loans were as follows:

1.First Guaranty charged off $1.4 million in consumer loans during the first quarter of 2024. The consumer loan charge offs included $0.9 million of loans secured by automobiles or equipment and $0.5 million in unsecured loans.
2.First Guaranty charged off $0.2 million on a commercial and industrial SBA loan relationship during the first quarter of 2024. This relationship had no remaining principal balance at March 31, 2024.
3.First Guaranty charged off $0.1 million on a commercial and industrial loan during the first quarter of 2024. This loan had no remaining principal balance at March 31, 2024.
4.Smaller loans and overdrawn deposit accounts comprised the remaining $0.6 million of charge-offs for the first three months of 2024.

Other information related to the allowance for credit losses is as follows:

(in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Loans:
Average outstanding balance	$2,761,533	$2,528,622
Balance at end of period	$2,752,230	$2,574,242

Allowance for Credit Losses:
Balance at beginning of year	$30,926	$23,518
Adoption of ASC 326	—	8,120
Charge-offs	(2,285)	(973)
Recoveries	255	489
Provision	2,554	314
Balance at end of period	$31,450	$31,468

Deposits

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. We regularly assess our funding needs, deposit pricing and interest rate outlooks. From December 31, 2023 to March 31, 2024, total deposits increased $54.8 million, or 1.8%, to $3.1 billion. Noninterest-bearing demand deposits decreased $27.6 million, or 6.2%, to $415.1 million at March 31, 2024. The decrease in noninterest-bearing demand deposits was primarily concentrated in individual and business noninterest-bearing demand deposits. Interest-bearing demand deposits increased $29.6 million, or 1.9%, to $1.6 billion at March 31, 2024. The increase in interest-bearing demand deposits was primarily concentrated in public funds interest-bearing demand deposits. Savings deposits increased $10.1 million, or 4.6%, to $229.1 million at March 31, 2024, primarily related to increases in business and individual savings deposits. Time deposits increased $42.7 million, or 5.2%, to $863.4 million at March 31, 2024, primarily due to increases in consumer and business time deposits.

Management will continue to evaluate and update our product mix and related technology in its efforts to attract additional customers. We currently offer a number of deposit products that are competitively priced and designed to attract and retain customers with primary emphasis on noninterest-bearing deposits and other lower cost deposits.

As of March 31, 2024, the aggregate amount of outstanding certificates of deposit in amounts greater than $250,000 was approximately $179.2 million. At March 31, 2024, approximately $42.1 million of First Guaranty's certificates of deposit greater than $250,000 had a remaining term greater than one year.

The total amount of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) was estimated at $307.5 million at March 31, 2024. This total excludes public funds deposits that are collateralized by securities or FHLB letters of credit. The amount of uninsured deposits including collateralized public funds deposits was estimated at $924.2 million at March 31, 2024.

The following table sets forth the distribution of our time deposit accounts.

(in thousands)	March 31, 2024
Time deposits of less than $100,000	$388,735
Time deposits of $100,000 through $250,000	295,484
Time deposits of more than $250,000	179,189
Total Time Deposits	$863,408

The following table sets forth the maturity of the time deposits greater than $250,000 at March 31, 2024.

(in thousands)	March 31, 2024
Three months or less	$32,445
Three to six months	26,782
Six months to one year	77,862
One to three years	30,632
More than three years	11,468
Total Time Deposits greater than $250,000	$179,189

Public funds deposits totaled $1.2 billion at March 31, 2024 and December 31, 2023. Public funds time deposits totaled $50.2 million at March 31, 2024 compared to $50.9 million at December 31, 2023. Public funds deposits increased due to new balances from existing customers that was primarily attributed to seasonal fluctuations. First Guaranty has developed a program for the retention and management of public funds deposits. Since the end of 2012, First Guaranty has maintained public funds deposits in excess of $400.0 million. These deposits are from public entities such as school districts, hospital districts, sheriff departments and municipalities. The majority of these funds are under fiscal agency agreements with terms of three years or less. Deposits under fiscal agency agreements are generally stable but public entities may maintain the ability to negotiate term deposits on a specific basis including with other financial institutions. These deposits generally have stable balances as we maintain both operating accounts and time deposits for these entities. There is a seasonal component to public deposit levels associated with annual tax collections. Public funds will increase at the end of the year and during the first quarter. In addition to seasonal fluctuations, there are monthly fluctuations associated with internal payroll and short-term tax collection accounts for our public funds deposit accounts. Public funds deposit accounts are collateralized by FHLB letters of credit, by expanded reciprocal deposit insurance programs, by Louisiana municipal bonds and by eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac. First Guaranty continues to grow the proportion of its public funds portfolio that is collateralized by reciprocal deposit insurance as an alternative to pledging securities or utilizing FHLB letters of credit. First Guaranty initiated this strategy to more efficiently invest these deposits in higher yielding loans to improve the net interest margin and earnings. Total public funds collateralized by reciprocal deposit insurance programs decreased to $570.8 million at March 31, 2024 compared to $591.7 million at December 31, 2023.

The following table sets forth public funds as a percent of total deposits.

(in thousands except for %)	March 31, 2024	December 31, 2023
Public Funds:
Noninterest-bearing Demand	$6,686	$6,471
Interest-bearing Demand	1,137,084	1,090,527
Savings	46,833	46,606
Time	50,229	50,934
Total Public Funds	$1,240,832	$1,194,538
Total Deposits	$3,063,876	$3,009,094
Total Public Funds as a percent of Total Deposits	40.5%	39.7%

Borrowings

First Guaranty maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. First Guaranty had $6.8 million in short-term borrowings outstanding at March 31, 2024 compared to $66.3 million at December 31, 2023. The short-term borrowings at March 31, 2024 were comprised of repurchase agreements of $6.8 million. The short-term borrowings outstanding at December 31, 2023 were comprised of short-term Federal Home Loan Bank advances of $50.0 million, a line of credit of $20.0 million with an outstanding balance of $10.0 million and repurchase agreements of $6.3 million. First Guaranty had available lines of credit of $20.0 million, with $0 outstanding at March 31, 2024.

First Guaranty had long-term borrowings from the FHLB that totaled $155.0 million at March 31, 2024. First Guaranty converted previous short-term floating rate borrowings from the FHLB into long-term lower fixed rate borrowings in order to reduce interest expense. First Guaranty has a $20.0 million FHLB advance that matures in the first quarter of 2025, a $100.0 million FHLB advance that matures in the second quarter of 2027, and $35.0 million FHLB advance that matures in the third quarter of 2027.

First Guaranty had senior long-term debt totaling $18.1 million as of March 31, 2024 and $39.1 million at December 31, 2023.

First Guaranty had subordinated debt totaling $44.7 million at March 31, 2024 and $15.0 million at December 31, 2023. The increase was due to the issuance in March of 2024 of $30.0 million of new subordinated debt.

First Guaranty had $553.3 million in Federal Home Loan Bank letters of credit as of March 31, 2024 compared to $513.3 million at December 31, 2023. Federal Home Loan Bank letters of credit are obtained primarily for collateralizing public deposits.

Total Shareholders' Equity

Total shareholders' equity increased to $250.3 million at March 31, 2024 from $249.6 million at December 31, 2023. The increase in shareholders' equity was principally the result of an increase of $0.3 million in surplus and a decrease of $0.6 million in accumulated other comprehensive loss, partially offset by a decrease of $0.3 million in retained earnings. The $0.3 million increase in surplus was due to common stock issued under the Equity Bonus Plan during the first quarter of 2024. The decrease in accumulated other comprehensive loss was primarily attributed to the decrease in unrealized losses on available for sale securities during the three months ended March 31, 2024. The $0.3 million decrease in retained earnings was primarily due to $2.0 million in cash dividends paid on shares of our common stock and $0.6 million in cash dividends paid on shares of our preferred stock, partially offset by net income of $2.3 million during the three months ended March 31, 2024.

Results of Operations for the First Quarter Ended March 31, 2024 and 2023

Performance Summary

Three months ended March 31, 2024 compared to the three months ended March 31, 2023. Net income for the three months ended March 31, 2024 was $2.3 million, a decrease of $1.2 million, or 33.4%, from $3.5 million for the three months ended March 31, 2023. The decrease in net income for the three months ended March 31, 2024 as compared to the prior year period was the result of several factors. First Guaranty experienced an increase in interest income and a decrease in noninterest expense. This increased income was offset by an increase in interest expense, an increase in the provision for loan losses, and a decrease in noninterest income. Loan interest income increased due to the growth in First Guaranty's loan portfolio, repricing of existing loans to higher market rates, including loan fees recognized as an adjustment to yield. Securities interest income increased due to an increase in the average yield of the investment portfolio. Noninterest expense decreased primarily due to decreased personnel expenses, legal and professional fees, marketing, travel and lodging, and data processing. Factors that offset the increase in net income included an increase in interest expense due to increases in volume and market interest rates. The increase in the provision was related to changes within the portfolio. Noninterest income decreased primarily due to valuation changes related to the loan servicing assets. The loan servicing asset was valued higher in the first quarter of 2023 compared to the first quarter of 2024. Earnings per common share for the three months ended March 31, 2024 was $0.14 per common share, a decrease of 48.1% or $0.13 per common share from $0.27 per common share for the three months ended March 31, 2023.

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

Three months ended March 31, 2024 compared to the three months ended March 31, 2023. Net interest income for the three months ended March 31, 2024 and 2023 was $21.9 million and $22.3 million, respectively. The decrease in net interest income for the three months ended March 31, 2024 as compared to the prior year period was primarily due to an increase in the average balance of our total interest-bearing liabilities and an increase in the average rate of our total interest-bearing liabilities, partially offset by an increase in the average balance of our total interest-earning assets and an increase in the average yield of our total interest-earning assets. For the three months ended March 31, 2024, the average balance of our total interest-bearing liabilities increased by $469.3 million to $2.8 billion primarily due to growth in interest-bearing deposits and borrowings. The average rate of our total interest-bearing liabilities increased by 114 basis points to 4.38% for the three months ended March 31, 2024 from 3.24% for the three months ended March 31, 2023. The rise in market interest rates, particularly associated with Treasury rates, contributed to the increase in our liabilities cost. The primary source of the increase in liabilities cost was associated with interest bearing demand deposits for public funds that are primarily indexed to Treasury rates. For the three months ended March 31, 2024, the average balance of our total interest-earning assets increased by $387.9 million to $3.4 billion due to strong growth in our loan portfolio. The average yield of our interest-earning assets increased by 70 basis points to 6.23% for the three months ended March 31, 2024 from 5.53% for the three months ended March 31, 2023 due to an improved mix of higher yielding assets. As a result, our net interest rate spread decreased 44 basis points to 1.85% for the three months ended March 31, 2024 from 2.29% for the three months ended March 31, 2023. Our net interest margin decreased 41 basis points to 2.58% for the three months ended March 31, 2024 from 2.99% for the three months ended March 31, 2023.

Interest Income

Three months ended March 31, 2024 compared to the three months ended March 31, 2023. Interest income increased $11.6 million, or 28.1%, to $52.9 million for the three months ended March 31, 2024 as compared to the prior year period. First Guaranty's loan portfolio expanded during the first quarter of 2024 due to growth associated with our loan originations and existing loans repriced to higher market rates. These factors contributed to the increase in interest income as the average balance of our total interest-earning assets, primarily associated with loans, increased, and the average yield of interest-earning assets increased. The average balance of our interest-earning assets increased $387.9 million to $3.4 billion for the three months ended March 31, 2024 as compared to the prior year. The average yield of interest-earning assets increased by 70 basis points to 6.23% for the three months ended March 31, 2024 compared to 5.53% for the three months ended March 31, 2023.

Interest income on securities increased $127,000 to $2.5 million for the three months ended March 31, 2024 as compared to the prior year period primarily as a result of an increase in average yield of securities. The average yield on securities increased 31 basis points to 2.58% for the three months ended March 31, 2024 compared to 2.27% for the three months ended March 31, 2023 due to the decrease in lower yielding Treasury securities that matured in 2023. The average balance of securities decreased $34.4 million to $392.2 million for the three months ended March 31, 2024 from $426.6 million for the three months ended March 31, 2023 primarily due to a decrease in the average balance of our U.S. Treasuries securities portfolio compared to the prior year.

Interest income on loans increased $8.8 million or 23.0%, to $46.9 million for the three months ended March 31, 2024 as compared to the prior year period as a result of an increase in the average balance and average yield of loans. The average balance of loans (excluding loans held for sale) increased by $232.9 million to $2.8 billion for the three months ended March 31, 2024 from $2.5 billion for the three months ended March 31, 2023 as a result of new loan originations. The average yield on loans (excluding loans held for sale) increased by 71 basis points to 6.83% for the three months ended March 31, 2024 from 6.12% for the three months ended March 31, 2023 due to the improved mix of loans along with an increase in market interest rates.

Interest Expense

Three months ended March 31, 2024 compared to the three months ended March 31, 2023. Interest expense increased $12.0 million, or 63.2%, to $31.0 million for the three months ended March 31, 2024 from $19.0 million for the three months ended March 31, 2023 due primarily to an increase in market interest rates and due to an increase in the average balance of interest-bearing liabilities. The average rate of interest-bearing demand deposits was 4.43% for the three months ended March 31, 2024 and 3.56% for the three months ended March 31, 2023. The increase in market interest rates, particularly U.S. Treasury rates, contributed to the increase in rates paid on interest-bearing demand deposits. The largest concentration of interest-bearing demand deposits is associated with public funds deposits that are primarily indexed to Treasury rates. Treasury rates increased as the Federal Reserve increased rates to address increased inflation in the U.S. economy. The average rate of time deposits increased 195 basis points during the three months ended March 31, 2024 to 4.53% as compared to the prior year period. The increase in the average rate of time deposits was due to changes in market rates. The average balance of interest-bearing liabilities increased by $469.3 million during the three months ended March 31, 2024 to $2.8 billion as compared to the prior year period. This increase was a result of a $52.7 million increase in the average balance of interest-bearing demand deposits, a $289.6 million increase in the average balance of time deposits, and a $107.4 million increase in the average balance of borrowings, and a $19.7 million increase in the average balance of savings deposits.

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

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
(in thousands except for %)	Average Balance	Interest	Yield/Rate (5)	Average Balance	Interest	Yield/Rate (5)
Assets
Interest-earning assets:
Interest-earning deposits with banks	$261,981	$3,476	5.34%	$72,506	$751	4.20%
Securities (including FHLB stock)	392,214	2,514	2.58%	426,625	2,387	2.27%
Federal funds sold	329	—	—%	431	—	—%
Loans held for sale	—	—	—%	—	—	—%
Loans, net of unearned income(6)	2,761,533	46,918	6.83%	2,528,622	38,149	6.12%
Total interest-earning assets	3,416,057	$52,908	6.23%	3,028,184	$41,287	5.53%

Noninterest-earning assets:
Cash and due from banks	19,036			19,269
Premises and equipment, net	70,101			58,152
Other assets	27,836			26,737
Total Assets	$3,533,030			$3,132,342

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$1,540,763	$16,976	4.43%	$1,488,105	$13,049	3.56%
Savings deposits	223,959	1,227	2.20%	204,271	579	1.15%
Time deposits	850,712	9,572	4.53%	561,154	3,576	2.58%
Borrowings	228,157	3,212	5.66%	120,803	1,782	5.98%
Total interest-bearing liabilities	2,843,591	$30,987	4.38%	2,374,333	$18,986	3.24%

Noninterest-bearing liabilities:
Demand deposits	419,916			510,302
Other	17,174			12,749
Total Liabilities	3,280,681			2,897,384

Shareholders' equity	252,349			234,958
Total Liabilities and Shareholders' Equity	$3,533,030			$3,132,342
Net interest income		$21,921			$22,301

Net interest rate spread (1)			1.85%			2.29%
Net interest-earning assets (2)	$572,466			$653,851
Net interest margin (3), (4)			2.58%			2.99%

Average interest-earning assets to interest-bearing liabilities			120.13%			127.54%
(1)Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)Net interest margin represents net interest income divided by average total interest-earning assets.
(4)The tax adjusted net interest margin was 2.58% and 2.99% for the above periods ended March 31, 2024 and 2023, respectively. A 21% tax rate was used to calculate the effect on securities income from tax exempt securities for the above periods ended March 31, 2024 and 2023, respectively.
(5)Annualized.
(6)Includes loan fees of $2.0 million and $1.4 million or the above periods ended March 31, 2024 and 2023, respectively.

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

For the three months ended March 31, 2024, the provision for credit losses was $2.3 million compared to $0.3 million for the same period in 2023. The $2.3 million provision included a $0.3 million negative provision for credit losses related to unfunded commitments. Total charge-offs were $2.3 million for the three months ended March 31, 2024 and $1.0 million for the same period in 2023. Charge-offs for the three months ended March 31, 2024 were concentrated in consumer auto and equipment secured loans, unsecured consumer loans, a commercial and industrial SBA loan relationship, and a commercial and industrial loan. Partially offsetting these charge-offs were recoveries that totaled $0.3 million for the three months ended March 31, 2024 and $0.5 million for the same period in 2023.

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

Noninterest income totaled $2.3 million for the three months ended March 31, 2024, a decrease of $0.4 million from $2.7 million for the three months ended March 31, 2023. The decrease was primarily due to valuation changes related to the loan servicing assets. The loan servicing asset was valued higher in the first quarter of 2023 compared to the first quarter of 2024. Service charges, commissions and fees totaled $0.7 million for the three months ended March 31, 2024 compared to $0.8 million for the same period in 2023. ATM and debit card fees totaled $0.8 million for the three months ended March 31, 2024 and 2023. Net securities losses were $0 for the three months ended March 31, 2024 and 2023. Net gains on the sale of loans were $0 for the three months ended March 31, 2024 compared to $12,000 for the same period in 2023. Other noninterest income totaled $0.8 million for the three months ended March 31, 2024 compared to $1.1 million for the same period in 2023.

Noninterest Expense

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense and other types of expenses. Noninterest expense totaled $18.9 million for the three months ended March 31, 2024 and $20.2 million for the three months ended March 31, 2023. Salaries and benefits expense totaled $9.9 million for the three months ended March 31, 2024 and $10.0 million for the three months ended March 31, 2023. Occupancy and equipment expense totaled $2.3 million for the three months ended March 31, 2024 and $2.2 million for the same period in 2023. Other noninterest expense totaled $6.8 million for the three months ended March 31, 2024 and $8.0 million for the same period in 2023.

The following table presents, for the periods indicated, the major categories of other noninterest expense:

	Three Months Ended March 31,
(in thousands)	2024	2023
Other noninterest expense:
Legal and professional fees	$972	$2,175
Data processing	377	530
ATM fees	420	397
Marketing and public relations	332	528
Taxes - sales, capital, and franchise	605	560
Operating supplies	101	238
Software expense and amortization	1,253	1,240
Travel and lodging	228	400
Telephone	106	85
Amortization of core deposit intangibles	174	174
Donations	75	170
Net costs from other real estate and repossessions	204	27
Regulatory assessment	933	491
Other	983	945
Total other noninterest expense	$6,763	$7,960

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other non-deductible expenses and the statutory tax rate. The provision for income taxes for the three months ended March 31, 2024 and 2023 was $0.7 million and $1.1 million, respectively. The provision for income taxes decreased due to a decrease in income before income taxes. First Guaranty's statutory tax rate was 21.0% for the three months ended March 31, 2024 and 2023.

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

First Guaranty's cash and cash equivalents totaled $332.1 million at March 31, 2024 compared to $286.5 million at December 31, 2023. Loans maturing within one year or less at March 31, 2024 totaled $393.8 million compared to $357.7 million at December 31, 2023. At March 31, 2024, time deposits maturing within one year or less totaled $508.5 million compared to $503.7 million at December 31, 2023. Time deposits maturing after one year through three years totaled $229.0 million at March 31, 2024 compared to $214.0 million at December 31, 2023. Time deposits maturing after three years totaled $125.9 million at March 31, 2024 compared to $103.0 million at December 31, 2023. First Guaranty's held to maturity ("HTM") securities portfolio at March 31, 2024 was $320.9 million, or 89.5% of the investment portfolio, compared to $320.6 million, or 79.3% at December 31, 2023. First Guaranty's available for sale ("AFS") securities portfolio was $37.8 million, or 10.5% of the investment portfolio as of March 31, 2024 compared to $83.5 million, or 20.7% of the investment portfolio at December 31, 2023. The majority of the AFS portfolio was comprised of corporate debt securities, municipal bonds and mortgage-backed securities.

First Guaranty maintained a net borrowing capacity at the Federal Home Loan Bank totaling $313.5 million and $259.6 million at March 31, 2024 and December 31, 2023, respectively with $155.0 million in FHLB advances outstanding at March 31, 2024 compared to $205.0 million at December 31, 2023, respectively. The advances outstanding at March 31, 2024 were comprised of long-term advances that totaled $155.0 million. The $20.0 million long-term FHLB advance matures in the first quarter of 2025, the $100.0 million FHLB long-term advance matures in the second quarter of 2027, and the $35.0 million FHLB long-term advance matures in the third quarter of 2027. The advances outstanding at December 31, 2023 were comprised of three long term advances totaling $155.0 million and two short-term advances that totaled $50.0 million. The change in borrowing capacity with the Federal Home Loan Bank was due to changes in the value that First Guaranty receives on pledged collateral and due to First Guaranty's usage of the line. First Guaranty has increasingly transitioned public funds deposits into reciprocal deposit programs for collateralization as an alternative to FHLB letters of credit. We also maintain federal funds lines of credit at various correspondent banks with borrowing capacity of $100.5 million and one revolving line of credit totaling $20.0 million secured by a pledge of the Bank's common stock, with no outstanding balance as of March 31, 2024. We also have a discount window line with the Federal Reserve Bank that totaled $247.1 million at March 31, 2024 which was an increase of $28.0 million compared to availability of $219.1 million at December 31, 2023. First Guaranty did not have any advances under this facility at March 31, 2024. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources

First Guaranty's capital position is reflected in shareholders' equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total shareholders' equity increased to $250.3 million at March 31, 2024 from $249.6 million at December 31, 2023. The increase in shareholders' equity was principally the result of an increase of $0.3 million in surplus and a decrease of $0.6 million in accumulated other comprehensive loss, partially offset by a decrease of $0.3 million in retained earnings. The $0.3 million increase in surplus was due to common stock issued under the Equity Bonus Plan during the first quarter of 2024. The decrease in accumulated other comprehensive loss was primarily attributed to the decrease in unrealized losses on available for sale securities during the three months ended March 31, 2024. The $0.3 million decrease in retained earnings was primarily due to $2.0 million in cash dividends paid on shares of our common stock and $0.6 million in cash dividends paid on shares of our preferred stock, partially offset by net income of $2.3 million during the three months ended March 31, 2024.

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

In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of March 31, 2024, the Bank's capital conservation buffer was 3.39% exceeding the minimum of 2.50%. As of March 31, 2024, the First Guaranty's capital conservation buffer was 2.55% exceeding the minimum of 2.50%.

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

In addition, as a result of the legislation, the federal banking agencies have developed a "Community Bank Leverage Ratio" (the ratio of a bank's Tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A "qualifying community bank" that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered "well capitalized" under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution's risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the new Community Bank Leverage Ratio at 9%. Pursuant to the CARES Act, the federal banking agencies set the Community Bank Leverage Ratio at 8% beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the Community Bank Leverage Ratio increased to 8.5% for the calendar year. Community banks will have until January 1, 2022, before the Community Bank Leverage Ratio requirement will return to 9%. A financial institution can elect to be subject to this new definition. As of March 31, 2024, the Bank did not elect to follow the Community Bank Leverage Ratio.

At March 31, 2024, we satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.

	"Well Capitalized Minimums"	As of March 31, 2024	As of December 31, 2023
Tier 1 Leverage Ratio
Bank	5.00%	8.64%	8.94%
Consolidated	5.00%	7.11%	N/A
Tier 1 Risk-based Capital Ratio
Bank	8.00%	10.40%	10.31%
Consolidated	8.00%	8.55%	N/A
Total Risk-based Capital Ratio
Bank	10.00%	11.39%	11.20%
Consolidated	10.00%	11.08%	N/A
Common Equity Tier One Capital Ratio
Bank	6.50%	10.40%	10.31%
Consolidated	6.50%	7.42%	N/A

As of March 31, 2024, First Guaranty is no longer considered a "small bank holding company", both the Bank and First Guaranty are required to maintain specified ratios of capital to risk-weighted assets.

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

The following interest sensitivity analysis is one measurement of interest rate risk. This analysis reflects the contractual maturity characteristics of assets and liabilities over various time periods. This analysis does not factor in prepayments or interest rate floors on loans which may significantly change the report. This table includes nonaccrual loans in their respective maturity periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at March 31, 2024 illustrated below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

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

	March 31, 2024
	Interest Sensitivity Within
(in thousands except for %)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$768,426	$284,474	$1,052,900	$1,699,330	$2,752,230
Securities (including FHLB stock)	10,450	649	11,099	357,964	369,063
Federal Funds Sold	465	—	465	—	465
Other earning assets	318,982	—	318,982	—	318,982
Total earning assets	$1,098,323	$285,123	$1,383,446	$2,057,294	$3,440,740

Source of Funds:
Interest-bearing accounts:
Demand deposits	$1,556,257	$—	$1,556,257	$—	$1,556,257
Savings deposits	229,098	—	229,098	—	229,098
Time deposits	116,896	391,603	508,499	354,909	863,408
Short-term borrowings	—	—	—	6,796	6,796
Long-term borrowings	18,102	—	18,102	155,000	173,102
Junior subordinated debt	44,700	—	44,700	—	44,700
Noninterest-bearing, net	—	—	—	567,379	567,379
Total source of funds	$1,965,053	$391,603	$2,356,656	$1,084,084	$3,440,740

Period gap	$(866,730)	$(106,480)	$(973,210)	$973,210
Cumulative gap	$(866,730)	$(973,210)	$(973,210)	$—

Cumulative gap as a percent of earning assets	(25.2)%	(28.3)%	(28.3)%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)As previously reported, on May 23, 2023, First Guaranty accepted binding subscription agreements with certain investors qualified as “accredited investors,” as such term is defined in Rule 501(a) of Regulation D (“Regulation D”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to which First Guaranty offered and sold shares of its common stock, $1.00 par value per share (the “Common Stock”), for an aggregate purchase price of $10 million. 714,286 shares of Common Stock were sold at the issuance price of $14.00 per share. The offer and sale of the Common Stock by First Guaranty was made in reliance upon the exemptions from registration available under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D. The proceeds of the capital raise were used for general corporate purposes, including to support continued growth and to enhance regulatory capital ratios.
Also as previously reported, on December 19, 2023, First Guaranty completed a private placement of 1,000,000 shares of its common stock, $1.00 par value per share (the “Common Stock”) at $10.00 per share for aggregate offering proceeds of $10,000,000. The offer and sale of the Common Stock by First Guaranty was made to “accredited investors” in reliance upon the exemptions from registration available under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D. The proceeds of the private placement were used for general corporate purposes, including to support continued growth and to enhance regulatory capital ratios.

(b)Not applicable.

(c)Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)Not applicable.

(b)Not applicable.

(c)Not applicable.

Item 6.     Exhibits

 The following exhibits are either filed as part of this report or are incorporated herein by reference.

Exhibit Number	Exhibit
3.1	Restated Articles of Incorporation of First Guaranty Bancshares, Inc. (1)
3.2	Articles of Amendment to the Restated Articles of Incorporation of First Guaranty Bancshares, Inc. (2)
3.3	Articles of Amendment to the Restated Articles of Incorporation of First Guaranty Bancshares, Inc. (3).
3.4	Bylaws of First Guaranty Bancshares, Inc. (4)
3.5	Amendment to Bylaws of First Guaranty Bancshares, Inc. (5)
4.1	Form of Common Stock Certificate of First Guaranty Bancshares, Inc. (6)
4.2	Subordinated Note, dated as of June 21, 2022, by and between First Guaranty Bancshares, Inc. and Edgar Ray Smith, III. (7)
4.2	Subordinated Note, dated as of March 28, 2024, by and between First Guaranty Bancshares, Inc. and Smith & Tate Investments L.L.C. (17)
4.3	Description of Common Stock. (8)
4.4	Preferred Stock Specimen Certificate (9)
4.5	Description of Preferred Stock. (10)
4.6
Deposit Agreement, dated as of April 27, 2021, by and between First Guaranty Bancshares, Inc. and Zions Bancorporation, National Association, and the holders from time to time of the depositary receipts described herein (11)

4.7	Form of Depositary Receipt representing Depositary Shares (11)
10.1	Subordinated Note Purchase Agreement, dated as of June 21, 2022, by and between First Guaranty Bancshares, Inc. and Edgar Ray Smith, III (7)
10.1	Subordinated Note Purchase Agreement, dated as of March 28, 2024, by and between First Guaranty Bancshares, Inc. and Smith & Tate Investments, L.L.C. (17)
10.1	Loan Agreement, dated as of October 5, 2023, by and between First Guaranty Bancshares, Inc. and Summit Community Bank, Inc. (13)
10.2	Promissory Note (Term Loan) issued to Summit Community Bank, Inc. on October 5, 2023. (14)
10.3	Promissory Note (Line of Credit) issued to Summit Community Bank, Inc. on October 5, 2023. (15)
10.4*	Stock Pledge and Security Agreement, dated as of October 5, 2023, by First Guaranty Bancshares, Inc. in favor of Summit Community Bank, Inc. (16)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.INS	XBRL Instance Document.

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
(4)Incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K12G3 filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on August 2, 2007.
(5)Incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K12G3 filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on August 2, 2007.
(6)Incorporated by reference to Exhibit 4 of the Current Report on Form 8-K12G3 filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on August 2, 2007.
(7)Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on June 23, 2022.
(8)Incorporated by reference to Exhibit 4.3 of the Annual Report on Form 10-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on March 16, 2023.
(9)Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on April 27, 2021.

(10)Incorporated by reference to Exhibit 4.5 of the Annual Report on Form 10-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on March 16, 2023.
(11)Incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on April 27, 2021.
(12)Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on July 10, 2023.
(13)Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on October 12, 2023.
(14)Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on October 12, 2023.
(15)Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on October 12, 2023.
(16)Incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on October 12, 2023.
(17)Incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc . with the Securities and Exchange Commission on April 3, 2024.

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

FIRST GUARANTY BANCSHARES, INC.

Date: May 10, 2024	By: /s/ Alton B. Lewis
Alton B. Lewis
Principal Executive Officer

Date: May 10, 2024	By: /s/ Eric J. Dosch
Eric J. Dosch
Principal Financial Officer
Secretary and Treasurer