Form 10-Q
period 2024-06-30
First Guaranty Bancshares, Inc.
filed 2024-08-09
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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
Yes ☐ No ☒

As of August 8, 2024 the registrant had 12,504,717 shares of $1 par value common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.     Consolidated Financial Statements
FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents:
Cash and due from banks	$298,574	$286,114
Federal funds sold	392	341
Cash and cash equivalents	298,966	286,455

Investment securities:
Available for sale, at fair value (amortized cost of $39,006 and $85,464, respectively)	37,403	83,485
Held to maturity, at cost and net of allowance for credit losses of $80 (estimated fair value of $251,247 and $253,584, respectively)	321,164	320,638
Investment securities	358,567	404,123

Federal Home Loan Bank stock, at cost	12,204	13,390
Loans held for sale	—	—

Loans, net of unearned income	2,833,350	2,748,708
Less: allowance for credit losses	30,287	30,926
Net loans	2,803,063	2,717,782

Premises and equipment, net	69,439	69,792
Goodwill	12,900	12,900
Intangible assets, net	3,881	4,298
Other real estate, net	1,032	1,250
Accrued interest receivable	18,137	15,713
Other assets	37,382	27,069
Total Assets	$3,615,571	$3,552,772

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$407,607	$442,755
Interest-bearing demand	1,502,703	1,526,628
Savings	234,306	218,986
Time	898,835	820,725
Total deposits	3,043,451	3,009,094

Short-term advances from Federal Home Loan Bank	60,000	50,000
Short-term borrowings	—	10,000
Repurchase agreements	6,971	6,297
Accrued interest payable	12,991	11,807
Long-term advances from Federal Home Loan Bank	155,000	155,000
Senior long-term debt	17,156	39,099
Junior subordinated debentures	44,715	15,000
Other liabilities	20,143	6,844
Total Liabilities	3,360,427	3,303,141

Shareholders' Equity
Preferred stock, Series A - $1,000 par value - 100,000 shares authorized
Non-cumulative perpetual; 34,500 shares issued and outstanding	33,058	33,058
Common stock, $1 par value - 100,600,000 shares authorized; 12,504,717 and 12,475,424 shares issued and outstanding	12,505	12,475
Surplus	149,389	149,085
Retained earnings	72,317	67,972
Accumulated other comprehensive (loss) income	(12,125)	(12,959)
Total Shareholders' Equity	255,144	249,631
Total Liabilities and Shareholders' Equity	$3,615,571	$3,552,772
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2024	2023	2024	2023
Interest Income:
Loans (including fees)	$47,552	$40,290	$94,470	$78,439
Deposits with other banks	3,626	1,071	7,102	1,822
Securities (including FHLB stock)	2,473	2,420	4,987	4,807
Total Interest Income	53,651	43,781	106,559	85,068

Interest Expense:
Demand deposits	17,059	15,036	34,035	28,085
Savings deposits	1,327	838	2,554	1,417
Time deposits	10,446	5,224	20,018	8,800
Borrowings	3,577	1,770	6,789	3,552
Total Interest Expense	32,409	22,868	63,396	41,854

Net Interest Income	21,242	20,913	43,163	43,214
Less: Provision for credit losses	6,805	548	9,109	862
Net Interest Income after Provision for Credit Losses	14,437	20,365	34,054	42,352

Noninterest Income:
Service charges, commissions and fees	795	818	1,528	1,603
ATM and debit card fees	804	828	1,568	1,653
Net gains on securities	—	—	—	—
Net gains on sale of loans	10	—	10	12
Net gains on sale of assets	13,207	7	13,213	18
Other	710	1,159	1,515	2,230
Total Noninterest Income	15,526	2,812	17,834	5,516

Noninterest Expense:
Salaries and employee benefits	10,440	9,932	20,340	19,936
Occupancy and equipment expense	2,547	2,219	4,818	4,421
Other	7,622	7,584	14,385	15,544
Total Noninterest Expense	20,609	19,735	39,543	39,901

Income Before Income Taxes	9,354	3,442	12,345	7,967
Less: Provision for income taxes	2,153	766	2,834	1,823
Net Income	7,201	2,676	9,511	6,144
Less: Preferred stock dividends	582	582	1,164	1,164
Net Income Available to Common Shareholders	$6,619	$2,094	$8,347	$4,980

Per Common Share:
Earnings	$0.53	$0.19	$0.67	$0.46
Cash dividends paid	$0.16	$0.16	$0.32	$0.32

Weighted Average Common Shares Outstanding	12,504,717	10,913,029	12,497,313	10,815,454
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net Income	$7,201	$2,676	$9,511	$6,144
Other comprehensive income:
Unrealized (losses) gains on securities:
Unrealized holding gains arising during the period	261	(106)	1,056	418
Reclassification adjustments for (gains) losses included in net income	—	—	—	—
Change in unrealized gains on securities	261	(106)	1,056	418
Tax impact	(55)	22	(222)	(88)
Other comprehensive income	206	(84)	834	330
Comprehensive Income	$7,407	$2,592	$10,345	$6,474
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

	Preferred Stock $1,000 Par	Common Stock $1 Par	Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
(in thousands, except per share data)
Balance December 31, 2022	$33,058	$10,717	$130,093	$76,351	$(15,228)	$234,991
Net income	—	—	—	3,468	—	3,468
Cumulative effect of adoption of ASC Topic 326, net of tax	—	—	—	(7,900)	—	(7,900)
Other comprehensive income (loss)	—	—	—	—	414	414
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.16 per share)	—	—	—	(1,715)	—	(1,715)
Balance March 31, 2023 (unaudited)	$33,058	$10,717	$130,093	$69,622	$(14,814)	$228,676
Net income				2,676		2,676
Common stock issued in private placement, 714,287 shares	—	714	9,286	—	—	10,000
Other comprehensive income (loss)					(84)	(84)
Preferred stock dividends				(582)		(582)
Cash dividends on common stock ($0.16 per share)				(1,829)		(1,829)
Balance June 30, 2023 (unaudited)	33,058	11,431	139,379	69,887	(14,898)	238,857

Balance December 31, 2023	$33,058	$12,475	$149,085	$67,972	$(12,959)	$249,631
Net income	—	—	—	2,310	—	2,310
Common Stock issued under Equity Bonus Plan, 29,293 shares	—	30	304	—	—	334
Other comprehensive income	—	—	—	—	628	628
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.16 per share)	—	—	—	(2,001)	—	(2,001)
Balance March 31, 2024 (unaudited)	$33,058	$12,505	$149,389	$67,699	$(12,331)	$250,320
Net Income	—	—	—	7,201	—	7,201
Other comprehensive income (loss)	—	—	—	—	206	206
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.16 per share)	—	—	—	(2,001)	—	(2,001)
Balance June 30, 2024 (unaudited)	33,058	12,505	149,389	72,317	(12,125)	255,144
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash Flows From Operating Activities
Net income	$9,511	$6,144
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	9,109	862
Depreciation and amortization	2,181	2,020
Amortization/Accretion of investments	206	484
(Gain) loss on sale/call of securities	—	—
(Gain) loss on sale of assets	(13,203)	(30)
Repossessed asset write downs, gains and losses on dispositions	(9)	53
FHLB stock dividends	(397)	(142)
Change in other assets and liabilities, net	2,497	2,322
Net Cash Provided By Operating Activities	9,895	11,713

Cash Flows From Investing Activities
Proceeds from maturities and calls of HTM securities	—	—
Proceeds from maturities, calls and sales of AFS securities	50,606	50,684
Funds invested in AFS securities	(4,200)	—
Funds invested in Federal Home Loan Bank stock	(1,599)	(3,656)
Proceeds from sale/redemption of Federal Home Loan Bank stock	3,182	2,425
Net increase in loans	(95,476)	(72,392)
Purchase of premises and equipment	(2,892)	(4,362)
Proceeds from sales of premises and equipment	14,816	276
Proceeds from sales of other real estate owned	295	60
Net Cash Used In Investing Activities	(35,268)	(26,965)

Cash Flows From Financing Activities
Net increase in deposits	34,357	43,627
Net (decrease) increase in federal funds purchased and short-term borrowings	674	(89,033)
Proceeds from long-term borrowings	—	120,000
Repayment of long-term borrowings	(22,015)	(1,625)
Proceeds from subordinated debentures	29,700	—
Proceeds from issuance of common stock	334	10,000
Dividends paid on preferred stock	(1,164)	(1,164)
Dividends paid on common stock	(4,002)	(3,544)
Net Cash Provided By Financing Activities	37,884	78,261

Net Increase (Decrease) In Cash and Cash Equivalents	12,511	63,009
Cash and Cash Equivalents at the Beginning of the Period	286,455	83,219
Cash and Cash Equivalents at the End of the Period	$298,966	$146,228

Noncash Activities:
Acquisition of real estate in settlement of loans	$161	$1,273

Cash Paid During The Period:
Interest on deposits and borrowed funds	$62,212	$39,147
Federal income taxes	$—	$2,500
State income taxes	$—	$330
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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations at June 30, 2024 and for the three and six month periods ended June 30, 2024 and 2023 are not necessarily indicative of the results expected for the full year or any other interim period. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for credit losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and the valuation of investment securities.

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

Note 3. Securities

A summary comparison of securities by type at June 30, 2024 and December 31, 2023 is shown below.

	June 30, 2024				December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasuries	$—	$—	$—	$—	$50,048	$—	$(218)	$49,830
U.S. Government Agencies	—	—	—	—	—	—	—	—
Corporate debt securities	16,750	—	(1,111)	15,639	16,750	3	(1,279)	15,474
Municipal bonds	17,167	155	(416)	16,906	13,522	31	(372)	13,181
Mortgage-backed securities	5,089	—	(231)	4,858	5,144	—	(144)	5,000
Total available for sale securities	$39,006	$155	$(1,758)	$37,403	$85,464	$34	$(2,013)	$83,485

Held to maturity:
U.S. Government Agencies	$266,329	$—	$(63,618)	$202,711	$265,896	$—	$(61,532)	$204,364
Corporate debt securities	54,915	—	(6,379)	48,536	54,822	—	(5,602)	49,220
Total held to maturity securities	$321,244	$—	$(69,997)	$251,247	$320,718	$—	$(67,134)	$253,584

The scheduled maturities of securities at June 30, 2024, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to calls or prepayments. Mortgage-backed securities are not due at a single maturity because of amortization and potential prepayment of the underlying mortgages. For this reason, they are presented separately in the maturity table below:

	At June 30, 2024
(in thousands)	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$652	$649
Due after one year through five years	4,399	4,383
Due after five years through 10 years	21,902	20,864
Over 10 years	6,964	6,649
Subtotal	33,917	32,545
Mortgage-backed securities	5,089	4,858
Total available for sale securities	$39,006	$37,403

Held to maturity:
Due in one year or less	$—	$—
Due after one year through five years	3,396	3,109
Due after five years through 10 years	138,485	117,982
Over 10 years	179,363	130,156
Total held to maturity securities	$321,244	$251,247

At June 30, 2024, $179.7 million of First Guaranty's securities were pledged to secure public funds deposits and borrowings. The pledged securities had a market value of $138.5 million as of June 30, 2024.

Accrued interest receivable on First Guaranty's investment securities was $1.4 million and $1.8 million at June 30, 2024 and December 31, 2023, respectively, and was included in accrued interest receivable on the consolidated balance sheet. First Guaranty had a $0.1 million allowance for credit losses related to the held to maturity portfolio at June 30, 2024 and December 31, 2023.

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at June 30, 2024.

				At June 30, 2024
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	—	$—	$—	—	$—	$—	—	$—	$—
Corporate debt securities	1	992	(8)	15	14,647	(1,103)	16	15,639	(1,111)
Municipal bonds	14	4,714	(15)	39	6,308	(401)	53	11,022	(416)
Mortgage-backed securities	2	2,569	(41)	5	2,289	(190)	7	4,858	(231)
Total available for sale securities	17	$8,275	$(64)	59	$23,244	$(1,694)	76	$31,519	$(1,758)

Held to maturity:
U.S. Government Agencies	—	$—	$—	29	$202,711	$(63,618)	29	$202,711	$(63,618)
Corporate debt securities	—	—	—	57	48,536	(6,379)	57	48,536	(6,379)
Total held to maturity securities	—	$—	$—	86	$251,247	$(69,997)	86	$251,247	$(69,997)

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

As of June 30, 2024, 162 of First Guaranty's debt securities had unrealized losses totaling 20.2% of the individual securities' amortized cost basis and 19.9% of First Guaranty's total amortized cost basis of the investment securities portfolio. 145 of the 162 securities had been in a continuous loss position for over 12 months at such date. The 145 securities had an aggregate amortized cost basis of $346.2 million and an unrealized loss of $71.7 million at June 30, 2024. Management has the intent and ability to hold these debt securities until maturity or until anticipated recovery.

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

Corporate debt securities in a loss position consist primarily of corporate bonds issued by businesses in the financial, insurance, utility, manufacturing, industrial, consumer products and oil and gas industries. There was one held to maturity corporate security with a credit related impairment loss at June 30, 2024. First Guaranty believes that the remaining issuers will be able to fulfill the obligations of these securities based on evaluations described above. First Guaranty has the ability and intent to hold these securities until they recover, which could be at their maturity dates.

There were no charge-offs recognized on securities during the six months ended June 30, 2024 and 2023. There were no provisions for credit losses recognized on securities during the six months ended June 30, 2024 and 2023.

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

At June 30, 2024, First Guaranty's exposure to bond issuers that exceeded 10% of shareholders' equity is below:

	At June 30, 2024
(in thousands)	Amortized Cost	Fair Value
U.S. Government Treasuries (U.S.)	$—	$—
Federal Home Loan Bank (FHLB)	32,249	25,729
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	97,585	69,720
Federal Farm Credit Bank (FFCB)	138,976	109,554
Total	$268,810	$205,003

Note 4. Loans

The following table summarizes the components of First Guaranty's loan portfolio as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$355,216	12.5%	$399,435	14.5%
Farmland	38,493	1.3%	32,530	1.2%
1- 4 Family	457,263	16.1%	444,850	16.1%
Multifamily	160,256	5.6%	118,921	4.3%
Non-farm non-residential	1,164,117	41.0%	1,045,865	37.9%
Total Real Estate	2,175,345	76.5%	2,041,601	74.0%
Non-Real Estate:
Agricultural	47,852	1.7%	41,008	1.5%
Commercial and industrial (1)	300,597	10.6%	334,972	12.1%
Commercial leases	269,428	9.5%	285,415	10.4%
Consumer and other	47,836	1.7%	54,485	2.0%
Total Non-Real Estate	665,713	23.5%	715,880	26.0%
Total Loans Before Unearned Income	2,841,058	100.0%	2,757,481	100.0%
Unearned income	(7,708)		(8,773)
Total Loans Net of Unearned Income	$2,833,350		$2,748,708

(1) Includes PPP loans fully guaranteed by the SBA of $2.3 million and $2.8 million at June 30, 2024 and December 31, 2023, respectively.

Accrued interest receivable on First Guaranty's loans totaled $16.7 million and $13.9 million at June 30, 2024 and December 31, 2023, respectively, and is included in accrued interest receivable on the consolidated balance sheet. Accrued interest receivable is excluded from First Guaranty's estimate of the allowance for credit losses.

The following table summarizes fixed and floating rate loans by contractual maturity, excluding nonaccrual loans, as of June 30, 2024 and December 31, 2023 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	June 30, 2024			December 31, 2023
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$210,374	$131,394	$341,768	$268,864	$88,884	$357,748
More than one to five years	725,809	332,564	1,058,373	782,754	357,981	1,140,735
More than five to 15 years	79,759	306,513	386,272	88,490	269,918	358,408
Over 15 years	380,859	611,461	992,320	334,337	541,066	875,403
Subtotal	$1,396,801	$1,381,932	2,778,733	$1,474,445	$1,257,849	2,732,294
Nonaccrual loans			62,325			25,187
Total Loans Before Unearned Income			2,841,058			2,757,481
Unearned income			(7,708)			(8,773)
Total Loans Net of Unearned Income			$2,833,350			$2,748,708

Included in floating rate loans are loans that adjust to a floating rate following an initial fixed rate period. The initial fixed rate periods are typically one, three, or five years.

The following tables present the age analysis of past due loans at June 30, 2024 and December 31, 2023:

	As of June 30, 2024
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$2,298	$2,314	$4,612	$350,604	$355,216	$—
Farmland	425	666	1,091	37,402	38,493	—
1- 4 family	8,775	7,977	16,752	440,511	457,263	77
Multifamily	3,978	537	4,515	155,741	160,256	—
Non-farm non-residential	29,075	41,748	70,823	1,093,294	1,164,117	122
Total Real Estate	44,551	53,242	97,793	2,077,552	2,175,345	199
Non-Real Estate:
Agricultural	565	1,379	1,944	45,908	47,852	—
Commercial and industrial	1,402	4,084	5,486	295,111	300,597	—
Commercial leases	—	3,552	3,552	265,876	269,428	—
Consumer and other	1,024	267	1,291	46,545	47,836	—
Total Non-Real Estate	2,991	9,282	12,273	653,440	665,713	—
Total Loans Before Unearned Income	$47,542	$62,524	$110,066	$2,730,992	$2,841,058	$199
Unearned income					(7,708)
Total Loans Net of Unearned Income					$2,833,350

	As of December 31, 2023
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$1,281	$530	$1,811	$397,624	$399,435	$—
Farmland	97	836	933	31,597	32,530	—
1- 4 family	3,929	7,109	11,038	433,812	444,850	124
Multifamily	824	537	1,361	117,560	118,921	—
Non-farm non-residential	1,020	24,451	25,471	1,020,394	1,045,865	14,711
Total Real Estate	7,151	33,463	40,614	2,000,987	2,041,601	14,835
Non-Real Estate:
Agricultural	240	1,426	1,666	39,342	41,008	57
Commercial and industrial	2,483	1,976	4,459	330,513	334,972	395
Commercial leases	—	1,799	1,799	283,616	285,415	—
Consumer and other	1,037	1,810	2,847	51,638	54,485	—
Total Non-Real Estate	3,760	7,011	10,771	705,109	715,880	452
Total Loans Before Unearned Income	$10,911	$40,474	$51,385	$2,706,096	$2,757,481	$15,287
Unearned income					(8,773)
Total Loans Net of Unearned Income					$2,748,708

The tables above include $62.3 million and $25.2 million of nonaccrual loans at June 30, 2024 and December 31, 2023, respectively. See the tables below for more detail on nonaccrual loans.

The following is a summary of nonaccrual loans by class at the dates indicated:

	As of June 30, 2024
(in thousands)	With Related Allowance	Without Related Allowance	Total
Real Estate:
Construction & land development	$1,945	$369	$2,314
Farmland	265	401	666
1- 4 family	6,444	1,456	7,900
Multifamily	—	537	537
Non-farm non-residential	3,573	38,053	41,626
Total Real Estate	12,227	40,816	53,043
Non-Real Estate:
Agricultural	754	625	1,379
Commercial and industrial	3,460	624	4,084
Commercial leases	—	3,552	3,552
Consumer and other	267	—	267
Total Non-Real Estate	4,481	4,801	9,282
Total Nonaccrual Loans	$16,708	$45,617	$62,325

	As of December 31, 2023
(in thousands)	With Related Allowance	Without Related Allowance	Total
Real Estate:
Construction & land development	$530	$—	$530
Farmland	511	325	836
1- 4 family	5,417	1,568	6,985
Multifamily	—	537	537
Non-farm non-residential	8,730	1,010	9,740
Total Real Estate	15,188	3,440	18,628
Non-Real Estate:
Agricultural	399	970	1,369
Commercial and industrial	1,581	—	1,581
Commercial leases	—	1,799	1,799
Consumer and other	1,810	—	1,810
Total Non-Real Estate	3,790	2,769	6,559
Total Nonaccrual Loans	$18,978	$6,209	$25,187

The following table presents First Guaranty's loan portfolio by credit quality classification and origination year as of the date indicated:

	As of June 30, 2024
	Term Loans by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Real Estate:
Construction & land development:
Pass	$32,123	$136,823	$124,746	$18,402	$1,826	7,571	$17,079	$338,570
Special Mention	—	180	408	164	83	296	—	1,131
Substandard	6,132	5,951	1,340	452	263	1,287	—	15,425
Doubtful	—	—	—	90	—	—	—	90
Total Construction & land development	38,255	142,954	126,494	19,108	2,172	9,154	17,079	355,216
Current period gross charge-offs	—	—	39	—	—	—	—	39
Farmland
Pass	1,022	12,489	3,959	3,316	1,682	3,556	3,634	29,658
Special Mention	—	—	214	—	1,780	178	807	2,979
Substandard	—	—	—	2,667	2,552	637	—	5,856
Doubtful	—	—	—	—	—	—	—	—
Total Farmland	1,022	12,489	4,173	5,983	6,014	4,371	4,441	38,493
Current period gross charge-offs	—	—	258	—	—	—	—	258
1- 4 family
Pass	36,519	105,531	102,692	67,515	39,471	61,994	17,768	431,490
Special Mention	337	1,516	1,552	368	1,096	1,971	472	7,312
Substandard	—	4,141	2,638	4,593	1,595	4,716	380	18,063
Doubtful	—	—	72	—	—	253	73	398
Total 1- 4 family	36,856	111,188	106,954	72,476	42,162	68,934	18,693	457,263
Current period gross charge-offs	—	—	50	59	—	664	—	773
Multifamily
Pass	450	7,578	75,013	47,967	14,856	1,000	1,066	147,930
Special Mention	—	—	7,063	—	—	2,595	22	9,680
Substandard	—	—	2,109	—	—	537	—	2,646
Doubtful	—	—	—	—	—	—	—	—
Total Multifamily	450	7,578	84,185	47,967	14,856	4,132	1,088	160,256
Current period gross charge-offs	—	—	—	—	—	—	—	—
Non-farm non-residential
Pass	65,262	179,120	245,127	109,042	86,100	317,168	44,387	1,046,206
Special Mention	2,508	3,107	409	24,681	388	16,858	2,127	50,078
Substandard	1,452	1,655	37,156	19,367	—	4,978	3,159	67,767
Doubtful	—	—	—	—	66	—	—	66
Total non-farm non-residential	69,222	183,882	282,692	153,090	86,554	339,004	49,673	1,164,117
Current period gross charge-offs	—	3,789	—	—	331	—	—	4,120
Total Real Estate	145,805	458,091	604,498	298,624	151,758	425,595	90,974	2,175,345

Non-Real Estate:
Agricultural
Pass	1,376	3,417	8,356	3,027	1,189	3,520	21,807	42,692
Special Mention	—	25	1,805	10	143	101	64	2,148
Substandard	147	27	—	692	158	1,958	2	2,984
Doubtful	—	—	—	—	—	28	—	28
Total Agricultural	1,523	3,469	10,161	3,729	1,490	5,607	21,873	47,852
Current period gross charge-offs	—	—	—	33	—	—	—	33
Commercial and industrial
Pass	18,478	29,976	21,867	43,129	43,502	34,518	87,219	278,689

Special Mention	4,347	561	74	59	120	70	3,672	8,903
Substandard	30	332	243	182	361	2,303	9,554	13,005
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and industrial	22,855	30,869	22,184	43,370	43,983	36,891	100,445	300,597
Current period gross charge-offs	—	302	693	238	2,133	204	—	3,570
Commercial leases
Pass	46,495	64,680	97,199	52,720	4,782	—	—	265,876
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	3,552	—	—	—	—	3,552
Doubtful	—	—	—	—	—	—	—	—
Total Commercial leases	46,495	64,680	100,751	52,720	4,782	—	—	269,428
Current period gross charge-offs	—	—	—	—	—	—	—	—
Consumer and other loans
Pass	5,552	18,015	6,264	4,562	5,198	7,056	—	46,647
Special Mention	—	30	79	124	44	25	—	302
Substandard	25	123	356	242	70	64	—	880
Doubtful	—	—	—	—	—	7	—	7
Total Consumer and other loans	5,577	18,168	6,699	4,928	5,312	7,152	—	47,836
Current period gross charge-offs	143	524	748	536	234	74	—	2,259
Total Non-Real Estate	76,450	117,186	139,795	104,747	55,567	49,650	122,318	665,713
Total Loans
Pass	207,277	557,629	685,223	349,680	198,606	436,383	192,960	2,627,758
Special Mention	7,192	5,419	11,604	25,406	3,654	22,094	7,164	82,533
Substandard	7,786	12,229	47,394	28,195	4,999	16,480	13,095	130,178
Doubtful	—	—	72	90	66	288	73	589
Total Loans Before Unearned Income	$222,255	$575,277	$744,293	$403,371	$207,325	$475,245	$213,292	$2,841,058
Unearned income								(7,708)
Total Loans Net of Unearned Income								$2,833,350
Total Current Period Gross Charge-offs	$143	$4,615	$1,788	$866	$2,698	$942	$—	$11,052

	As of December 31, 2023
	Term Loans by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Real Estate:
Construction & land development:
Pass	$134,527	$140,068	$75,884	$3,369	$8,533	11,940	$18,907	$393,228
Special Mention	789	1,579	170	—	90	250	—	2,878
Substandard	—	716	458	263	94	1,668	—	3,199
Doubtful	—	39	91	—	—	—	—	130
Total Construction & land development	135,316	142,402	76,603	3,632	8,717	13,858	18,907	399,435
Current period gross charge-offs	—	—	—	—	—	—	—	—
Farmland
Pass	9,513	4,032	3,340	1,768	253	2,730	2,162	23,798
Special Mention	—	194	—	514	—	359	—	1,067
Substandard	—	251	1,369	3,877	115	653	1,355	7,620
Doubtful	—	—	—	—	—	—	45	45
Total Farmland	9,513	4,477	4,709	6,159	368	3,742	3,562	32,530
Current period gross charge-offs	—	—	—	—	—	—	—	—

1- 4 family
Pass	112,636	110,978	70,599	41,766	19,542	47,374	17,215	420,110
Special Mention	1,307	2,505	749	1,544	775	997	667	8,544
Substandard	48	2,625	5,368	1,357	1,956	3,086	773	15,213
Doubtful	—	122	391	—	239	159	72	983
Total 1- 4 family	113,991	116,230	77,107	44,667	22,512	51,616	18,727	444,850
Current period gross charge-offs	—	—	—	—	—	964	—	964
Multifamily
Pass	9,945	76,217	6,121	15,131	1,877	2,311	5,110	116,712
Special Mention	—	—	—	—	—	1,648	24	1,672
Substandard	—	—	—	—	—	537	—	537
Doubtful	—	—	—	—	—	—	—	—
Total Multifamily	9,945	76,217	6,121	15,131	1,877	4,496	5,134	118,921
Current period gross charge-offs	—	—	—	—	—	—	—	—
Non-farm non-residential
Pass	162,234	247,182	111,054	88,039	73,797	256,032	33,907	972,245
Special Mention	708	369	1,014	388	15,846	5,191	1,525	25,041
Substandard	247	18,930	18,488	—	—	6,125	4,723	48,513
Doubtful	—	—	—	66	—	—	—	66
Total non-farm non-residential	163,189	266,481	130,556	88,493	89,643	267,348	40,155	1,045,865
Current period gross charge-offs	—	—	—	138	—	—	—	138
Total Real Estate	431,954	605,807	295,096	158,082	123,117	341,060	86,485	2,041,601

Non-Real Estate:
Agricultural
Pass	2,555	10,406	3,142	1,336	1,532	2,378	16,259	37,608
Special Mention	—	104	—	81	—	—	25	210
Substandard	—	—	692	279	20	2,100	57	3,148
Doubtful	—	—	—	—	—	42	—	42
Total Agricultural	2,555	10,510	3,834	1,696	1,552	4,520	16,341	41,008
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial
Pass	41,105	27,800	48,097	53,585	5,613	27,634	119,886	323,720
Special Mention	63	37	4,382	146	—	53	598	5,279
Substandard	45	283	178	602	27	4,531	145	5,811
Doubtful	—	—	—	—	—	162	—	162
Total Commercial and industrial	41,213	28,120	52,657	54,333	5,640	32,380	120,629	334,972
Current period gross charge-offs	29	791	133	532	—	209	—	1,694
Commercial leases
Pass	74,456	117,566	67,615	6,087	4,428	—	—	270,152
Special Mention	—	11,867	1,597	—	—	—	—	13,464
Substandard	—	1,799	—	—	—	—	—	1,799
Doubtful	—	—	—	—	—	—	—	—
Total Commercial leases	74,456	131,232	69,212	6,087	4,428	—	—	285,415
Current period gross charge-offs	—	—	—	—	—	—	—	—
Consumer and other loans
Pass	21,257	8,770	6,463	6,164	650	7,887	150	51,341
Special Mention	36	151	255	87	15	19	—	563
Substandard	164	1,077	790	265	86	68	—	2,450
Doubtful	—	—	34	79	2	16	—	131
Total Consumer and other loans	21,457	9,998	7,542	6,595	753	7,990	150	54,485
Current period gross charge-offs	598	1,126	820	359	28	44	—	2,975
Total Non-Real Estate	139,681	179,860	133,245	68,711	12,373	44,890	137,120	715,880
Total Loans

Pass	568,228	743,019	392,315	217,245	116,225	358,286	213,596	2,608,914
Special Mention	2,903	16,806	8,167	2,760	16,726	8,517	2,839	58,718
Substandard	504	25,681	27,343	6,643	2,298	18,768	7,053	88,290
Doubtful	—	161	516	145	241	379	117	1,559
Total Loans Before Unearned Income	$571,635	$785,667	$428,341	$226,793	$135,490	$385,950	$223,605	$2,757,481
Unearned income								(8,773)
Total Loans Net of Unearned Income								$2,748,708
Total Current Period Gross Charge-offs	$627	$1,917	$953	$1,029	$28	$1,217	$—	$5,771

Note 5. Allowance for Credit Losses on Loans

A summary of changes in the allowance for credit losses, by portfolio type, for the six months ended June 30, 2024 and 2023 are as follows:

	For the Six Months Ended June 30,
	2024
(in thousands)	Beginning Allowance (12/31/2023)	Charge-offs	Recoveries	Provision	Ending Allowance (6/30/2024)
Real Estate:
Construction & land development	$5,845	$(39)	$1	$(919)	$4,888
Farmland	36	(258)	—	247	25
1- 4 family	6,653	(773)	7	763	6,650
Multifamily	1,614	—	—	101	1,715
Non-farm non-residential	10,596	(4,120)	21	2,440	8,937
Total Real Estate	24,744	(5,190)	29	2,632	22,215
Non-Real Estate:
Agricultural	97	(33)	18	20	102
Commercial and industrial	2,711	(3,570)	126	2,515	1,782
Commercial leases	1,948	—	—	(50)	1,898
Consumer and other	1,426	(2,259)	331	3,154	2,652
Unallocated	—	—	—	1,638	1,638
Total Non-Real Estate	6,182	(5,862)	475	7,277	8,072
Total	$30,926	$(11,052)	$504	$9,909	$30,287

	For the Six Months Ended June 30,
	2023
(in thousands)	Beginning Allowance (12/31/2022)	ASC 326 Adoption Day 1 Adjustment	Charge-offs	Recoveries	Provision	Ending Allowance (6/30/2023)
Real Estate:
Construction & land development	$1,232	$1,891	$—	$—	$737	$3,860
Farmland	83	(39)	—	—	3	47
1- 4 family	1,761	3,465	(100)	6	937	6,069
Multifamily	746	1,418	—	—	73	2,237
Non-farm non-residential	9,280	307	(138)	211	278	9,938
Total Real Estate	13,102	7,042	(238)	217	2,028	22,151
Non-Real Estate:
Agricultural	240	(98)	—	407	(407)	142
Commercial and industrial	2,194	2,971	(45)	159	(1,476)	3,803
Commercial leases	4,879	(162)	—	—	(2,525)	2,192
Consumer and other	2,506	(1,042)	(1,265)	216	1,147	1,562
Unallocated	597	(591)	—	—	2,005	2,011
Total Non-Real Estate	10,416	1,078	(1,310)	782	(1,256)	9,710
Total	$23,518	$8,120	$(1,548)	$999	$772	$31,861

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio and by recoveries. The result is an allocation of the credit loss reserve from one category to another.

A summary of the allowance along with loans and leases individually and collectively evaluated are as follows:

	As of June 30, 2024
(in thousands)	Allowance Individually Evaluated	Allowance Collectively Evaluated	Total Allowance for Credit Losses	Loans Individually Evaluated	Loans Collectively Evaluated	Total Loans before Unearned Income
Real Estate:
Construction & land development	$—	$4,888	$4,888	$1,907	$353,309	$355,216
Farmland	—	25	25	5,620	32,873	38,493
1- 4 family	—	6,650	6,650	3,759	453,504	457,263
Multifamily	—	1,715	1,715	537	159,719	160,256
Non-farm non-residential	182	8,755	8,937	40,571	1,123,546	1,164,117
Total Real Estate	182	22,033	22,215	52,394	2,122,951	2,175,345
Non-Real Estate:
Agricultural	11	91	102	1,472	46,380	47,852
Commercial and industrial	152	1,630	1,782	1,487	299,110	300,597
Commercial leases	—	1,898	1,898	3,552	265,876	269,428
Consumer and other	—	2,652	2,652	—	47,836	47,836
Unallocated	—	1,638	1,638	—	—	—
Total Non-Real Estate	163	7,909	8,072	6,511	659,202	665,713
Total	$345	$29,942	$30,287	$58,905	$2,782,153	2,841,058
Unearned Income						(7,708)
Total Loans Net of Unearned Income						$2,833,350

All loans individually evaluated for impairment as of June 30, 2024 were considered collateral dependent loans.

	As of December 31, 2023
(in thousands)	Allowance Individually Evaluated	Allowance Collectively Evaluated	Total Allowance for Credit Losses	Loans Individually Evaluated	Loans Collectively Evaluated	Total Loans before Unearned Income
Real Estate:
Construction & land development	$—	$5,845	$5,845	$1,389	$398,046	$399,435
Farmland	—	36	36	5,670	26,860	32,530
1- 4 family	316	6,337	6,653	5,066	439,784	444,850
Multifamily	—	1,614	1,614	537	118,384	118,921
Non-farm non-residential	3,047	7,549	10,596	46,571	999,294	1,045,865
Total Real Estate	3,363	21,381	24,744	59,233	1,982,368	2,041,601
Non-Real Estate:
Agricultural	1	96	97	1,466	39,542	41,008
Commercial and industrial	758	1,953	2,711	4,464	330,508	334,972
Commercial leases	—	1,948	1,948	1,799	283,616	285,415
Consumer and other	—	1,426	1,426	—	54,485	54,485
Unallocated	—	—	—	—	—	—
Total Non-Real Estate	759	5,423	6,182	7,729	708,151	715,880
Total	$4,122	$26,804	$30,926	$66,962	$2,690,519	2,757,481
Unearned Income						(8,773)
Total loans net of unearned income						$2,748,708

All loans individually evaluated for impairment as of December 31, 2023 were considered collateral dependent loans.

Note 6. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment testing. Other intangible assets continue to be amortized over their useful lives. First Guaranty's goodwill is the difference in purchase price over the fair value of net assets acquired from its acquisition of Homestead Bancorp in 2007, Premier Bancshares, Inc. in 2017 and Union Bancshares, Incorporated in 2019. Goodwill totaled $12.9 million at June 30, 2024 and December 31, 2023. No impairment charges have been recognized on First Guaranty's intangible assets since acquisition. Loan servicing assets totaled $0.5 million at June 30, 2024 and December 31, 2023. Other intangible assets recorded include core deposit intangibles, which are subject to amortization. The weighted-average amortization period remaining for First Guaranty's core deposit intangibles is 4.8 years at June 30, 2024. The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions.

Note 7. Other Real Estate (ORE)

Other real estate owned consists of the following at the dates indicated:

(in thousands)	June 30, 2024	December 31, 2023
Real Estate Owned Acquired by Foreclosure:
Residential	$141	$309
Construction & land development	201	251
Non-farm non-residential	690	690
Total Other Real Estate Owned and Foreclosed Property	1,032	1,250
Allowance for Other Real Estate Owned losses	—	—
Net Other Real Estate Owned and Foreclosed Property	$1,032	$1,250

Loans secured by one-to-four family residential properties in the process of foreclosure totaled $1.5 million as of June 30, 2024.

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

Below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at June 30, 2024 and December 31, 2023:

Contract Amount

(in thousands)	June 30, 2024	December 31, 2023
Commitments to Extend Credit	$225,503	$304,218
Unfunded Commitments under lines of credit	$180,500	$214,546
Commercial and Standby letters of credit	$14,683	$13,971

Allowance For Credit Losses - Off- Balance-Sheet Credit Exposures

The provision for credit losses on unfunded commitments was a reversal of $0.8 million for the six months ended June 30, 2024. The ACL on off-balance-sheet credit exposures total $2.0 million at June 30, 2024 and $2.8 million at December 31, 2023 and is included in other liabilities on the accompanying consolidated balance sheets.

Litigation

First Guaranty is subject to various legal proceedings in the normal course of its business. First Guaranty assesses its liabilities and contingencies in connection with outstanding legal proceedings. Where it is probable that First Guaranty will incur a loss and the amount of the loss can be reasonably estimated, First Guaranty records a liability in its consolidated financial statements. First Guaranty does not record a loss if the loss is not probable or the amount of the loss is not estimable. First Guaranty Bank is a defendant in a lawsuit alleging fault for a loss of funds by a customer related to fraud by a third party with a possible loss range of $0.0 million to $1.5 million. The Bank denies the allegations and intends to vigorously defend against this lawsuit, which is in early stages and no trial date has been set. No accrued liability has been recorded related to this lawsuit. First Guaranty settled a case in the third quarter of 2021 for $1.1 million. A receivable for $0.9 million was recorded for recovery by a claim against First Guaranty's insurer. During the second quarter of 2024, First Guaranty received $0.5 million of the $0.9 million receivable. The remaining $0.4 million was written off. In the opinion of management, neither First Guaranty nor First Guaranty Bank is currently involved in such legal proceedings, either individually or in the aggregate, that the resolution is expected to have a material adverse effect on First Guaranty’s consolidated results of operations, financial condition, or cash flows. However, one or more unfavorable outcomes in these ordinary claims or litigation against First Guaranty or First Guaranty Bank could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or ultimate outcomes, such matters are costly, divert management’s attention, and may materially and adversely affect the reputation of First Guaranty and First Guaranty Bank, even if resolved favorably.

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified within Level 3 in First Guaranty's portfolio as of June 30, 2024 includes corporate debt and municipal securities.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	June 30, 2024	December 31, 2023
Available for Sale Securities Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$49,830
Level 2: Significant Other Observable Inputs	27,375	23,172
Level 3: Significant Unobservable Inputs	10,028	10,483
Securities available for sale measured at fair value	$37,403	$83,485

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

The change in Level 1 securities available for sale from December 31, 2023 to June 30, 2024 was due to a net decrease in Treasury bills of $49.8 million. There were no transfers between Level 2 and Level 3 from December 31, 2023 to June 30, 2024. There were no transfers between Level 1 and 2 securities available for sale from December 31, 2023 to June 30, 2024.

The following table reconciles assets measured at fair value on a recurring basis using unobservable inputs (Level 3):

Level 3 Changes
(in thousands)	June 30, 2024
Balance, beginning of year	$10,483
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	14
Purchases, sales, issuances and settlements, net	(469)
Transfers in and/or out of Level 3	—
Balance as of end of period	$10,028

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held as of June 30, 2024.

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of June 30, 2024 and December 31, 2023, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At June 30, 2024	At December 31, 2023
Fair Value Measurements Using: Loans Individually Evaluated for Impairment
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	—	—
Level 3: Significant Unobservable Inputs	4,663	8,083
Loans individually evaluated for impairment measured at fair value	$4,663	$8,083

Fair Value Measurements Using: Other Real Estate Owned
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	303	1,250
Level 3: Significant Unobservable Inputs	729	—
Other real estate owned measured at fair value	$1,032	$1,250

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

Other Unrecognized Financial Instruments.

The fair value of commitments to extend credit is estimated using the fees charged to enter into similar legally binding agreements, taking into account the remaining terms of the agreements and customers' credit ratings. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit are based on fees charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At June 30, 2024 and December 31, 2023, the fair value of guarantees under commercial and standby letters of credit was not material.

The carrying amounts and estimated fair values of financial instruments at June 30, 2024 were as follows:

	Fair Value Measurements at June 30, 2024 Using
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets
Cash and due from banks	$298,574	$298,574	$—	$—	$298,574
Federal funds sold	392	392	—	—	392
Securities, available for sale	37,403	—	27,375	10,028	37,403
Securities, held for maturity	321,164	—	251,247	—	251,247
Loans held for sale	—	—	—	—	—
Loans, net	2,803,063	—	—	2,650,629	2,650,629
Cash surrender value of BOLI	5,935	—	—	5,935	5,935
Accrued interest receivable	18,137	—	—	18,137	18,137

Liabilities
Deposits	$3,043,451	$—	$—	$3,041,490	3,041,490
Short-term advances from Federal Home Loan Bank	60,000			60,000	60,000
Short-term borrowings	—	—	—	—	—
Repurchase agreements	6,971	—	—	6,956	6,956
Accrued interest payable	12,991	—	—	12,991	12,991
Long-term advances from Federal Home Loan Bank	155,000	—	—	153,791	153,791
Senior long-term debt	17,156	—	—	17,289	17,289
Junior subordinated debentures	44,715	—	—	44,715	44,715

The carrying amounts and estimated fair values of financial instruments at December 31, 2023 were as follows:

		Fair Value Measurements at December 31, 2023 Using
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets
Cash and due from banks	$286,114	$286,114	$—	$—	$286,114
Federal funds sold	341	341	—	—	341
Securities, available for sale	83,485	49,830	23,172	10,483	83,485
Securities, held for maturity	320,638	—	253,584	—	253,584
Loans, net	2,717,782	—	—	2,581,979	2,581,979
Cash surrender value of BOLI	5,861	—	—	5,861	5,861
Accrued interest receivable	15,713	—	—	15,713	15,713

Liabilities
Deposits	$3,009,094	$—	$—	$3,001,498	3,001,498
Short-term advances from Federal Home Loan Bank	50,000	—	—	50,000	50,000
Short-term borrowings	10,000	—	—	10,000	10,000
Repurchase agreements	6,297	—	—	6,285	6,285
Accrued interest payable	11,807	—	—	11,807	11,807
Long-term advances from Federal Home Loan Bank	155,000	—	—	152,299	152,299
Senior long-term debt	39,099	—	—	39,304	39,304
Junior subordinated debentures	15,000	—	—	15,000	15,000

There is no material difference between the contract amount and the estimated fair value of off-balance sheet items that are primarily comprised of short-term unfunded loan commitments that are generally at market prices.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of First Guaranty's financial condition and results of operations is intended to highlight the significant factors affecting First Guaranty's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data at June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly First Guaranty's financial position and results of operations for such periods.

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

Second Quarter and Six Months Ended June 30, 2024 Financial Overview

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

Key developments and financial highlights for the second quarter and six months ended June 30, 2024 are as follows:

Key Developments

•On July 23, 2024, First Guaranty announced changes to its business strategy. The changes include slowing the trajectory of the Bank’s asset growth, further increasing the capital position, and working with leaner staff while utilizing automation and technological advances. First Guaranty has reduced staff by 71 positions. This reduction represents approximately 15% of the Bank’s workforce. Each of the affected employees will receive 60 days of pay, payment for their unused vacation time, their elected healthcare coverage through September 30, 2024, and will have the opportunity to apply for open positions within the bank. First Guaranty will continue its other noninterest expense reductions previously undertaken earlier in the year.

•First Guaranty anticipates that the change to the business strategy will generate a reduction in noninterest expense of approximately $12.0 million pre-tax on an annual basis which includes the reduction in staff. The cost savings are anticipated to impact the fourth quarter of 2024 by about $2.0 million pre-tax. It is anticipated that about $3.0 million in pre-tax savings will be realized per quarter for 2025.

•First Guaranty’s Board of Directors anticipates paying a quarterly cash dividend of $0.08 per share for the third and fourth quarters of 2024.

•As previously announced, on June 28, 2024, the Bank consummated a sale-leaseback transaction relating to two stand-alone branches and a portion of the headquarters building which also contains a branch (collectively, the “Properties”). The aggregate cash purchase price was $14.7 million. The sale-leaseback transaction resulted in a pre-tax gain of approximately $13.3 million, or $10.5 million after tax. Aggregate first full year of rent expense under the Lease Agreements will be approximately $1.3 million pre-tax, or $1.0 million after tax.

Financial Highlights

•Total assets increased $62.8 million and were $3.6 billion at June 30, 2024 and December 31, 2023. Total loans at June 30, 2024 were $2.8 billion, an increase of $84.6 million, or 3.1%, compared with December 31, 2023. Total deposits were $3.0 billion at June 30, 2024, an increase of $34.4 million, or 1.1%, compared with December 31, 2023. Retained earnings were $72.3 million at June 30, 2024, an increase of $4.3 million compared to $68.0 million at December 31, 2023. Shareholders' equity was $255.1 million and $249.6 million at June 30, 2024 and December 31, 2023, respectively.

•Net income for the second quarter of 2024 and 2023 was $7.2 million and $2.7 million, respectively, an increase of $4.5 million or 169.1%. Net income for the six months ended June 30, 2024 and 2023 was $9.5 million and $6.1 million, respectively, an increase of $3.4 million or 54.8%.

•Earnings per common share were $0.53 and $0.19 for the second quarter of 2024 and 2023, respectively, and $0.67 and $0.46 for the six months ended June 30, 2024 and 2023, respectively. Total weighted average shares outstanding were 12,504,717 and 10,913,029 for the second quarter of 2024 and 2023, respectively, and 12,497,313 and 10,815,454 for the six months ended June 30, 2024 and 2023, respectively. The change in shares was due to the issuance of 44,341 and 29,293 shares of common stock under the Equity Bonus Plan during the fourth quarter of 2023 and the first quarter of 2024, respectively, and the issuance of 1,714,287 shares of common stock under private placement in 2023.

•The allowance for credit losses was 1.07% of total loans at June 30, 2024 compared to 1.13% at December 31, 2023.

•Net interest income for the second quarter of 2024 was $21.2 million compared to $20.9 million for the same period in 2023. Net interest income was $43.2 million for the six months ended June 30, 2024 and for the same period in 2023.

•Noninterest income for the second quarter of 2024 was $15.5 million compared to $2.8 million for the same period in 2023. Noninterest income for the six months ended June 30, 2024 was $17.8 million compared to $5.5 million for the six months ended June 30, 2023.

•The provision for credit losses for the second quarter of 2024 was $6.8 million compared to $0.5 million for the same period in 2023. The provision for credit losses for the six months ended June 30, 2024 was $9.1 million compared to $0.9 million for the six months ended June 30, 2023.

•First Guaranty had $1.0 million of other real estate owned as of June 30, 2024 compared to $1.3 million at December 31, 2023, respectively.

•The net interest margin for the three months ended June 30, 2024 was 2.48% which was a decrease of 26 basis points from the net interest margin of 2.74% for the same period in 2023. The net interest margin for the six months ended June 30, 2024 was 2.53% which was a decrease of 33 basis points from the net interest margin of 2.86% for the same period in 2023. First Guaranty attributed the decrease in the net interest margin to the increase in market interest rates that began in 2022 and continued through 2023 that increased the cost of liabilities. Loans as a percentage of average interest earning assets decreased to 81.1% at June 30, 2024 compared to 83.6% at June 30, 2023.

•Investment securities totaled $358.6 million at June 30, 2024, a decrease of $45.6 million when compared to $404.1 million at December 31, 2023. At June 30, 2024, available for sale securities, at fair value, totaled $37.4 million, a decrease of $46.1 million when compared to $83.5 million at December 31, 2023. The decrease in available for sale securities was primarily due to the maturity of low yielding Treasury securities of which the proceeds were subsequently reinvested in higher yielding loans and or cash equivalents. At June 30, 2024, held to maturity securities, at amortized cost and net of the allowance for credit losses totaled $321.2 million, an increase of $0.5 million when compared to $320.6 million at December 31, 2023. The allowance for credit losses for HTM securities was $0.1 million at June 30, 2024 and December 31, 2023.

•Total loans net of unearned income were $2.8 billion at June 30, 2024, a net increase of $84.6 million from December 31, 2023. Total loans net of unearned income are reduced by the allowance for credit losses which totaled $30.3 million at June 30, 2024 and $30.9 million at December 31, 2023, respectively.

•Nonaccrual loans increased $37.1 million to $62.3 million at June 30, 2024 compared to $25.2 million at December 31, 2023. The increase in total nonaccrual loans was concentrated primarily in one commercial real estate relationship that totaled $36.9 million. This relationship is comprised of five loans secured by real estate located in the Midwest. $13.9 million of this relationship was previously reported in 90 day plus but still accruing at December 31, 2023.

•Return on average assets for the three months ended June 30, 2024 and 2023 was 0.81% and 0.34%, respectively. Return on average assets for the six months ended June 30, 2024 and 2023 was 0.54% and 0.39%, respectively. Return on average common equity for the three months ended June 30, 2024 and 2023 was 12.16% and 4.19%, respectively. Return on average common equity for the six months ended June 30, 2024 and 2023 was 7.66% and 4.99%, respectively. Return on average assets is calculated by dividing annualized net income by average assets. Return on average common equity is calculated by dividing annualized net income by average common equity.

•Book value per common share was $17.76 as of June 30, 2024 compared to $17.36 as of December 31, 2023. The increase was due primarily to the recent issuance of new shares and changes in accumulated other comprehensive income ("AOCI"). AOCI is comprised of unrealized gains and losses on available for sale securities, including unrealized losses on available for sale securities at the time of transfer to held to maturity.

•First Guaranty's Board of Directors declared cash dividends of $0.16 per common share in the second quarter of 2024 and 2023. First Guaranty has paid 124 consecutive quarterly dividends as of June 30, 2024.

•First Guaranty paid preferred stock dividends of $1.2 million during the first six months of 2024 and 2023.

Financial Condition

Changes in Financial Condition from December 31, 2023 to June 30, 2024

Assets

Total assets at June 30, 2024 were $3.6 billion, an increase of $62.8 million, or 1.8%, from December 31, 2023. Assets increased primarily due to increases in net loans of $85.3 million and cash and cash equivalents of $12.5 million, partially offset by a decrease in investment securities of $45.6 million at June 30, 2024 compared to December 31, 2023.

Loans

Net loans increased $85.3 million, or 3.1%, to $2.8 billion at June 30, 2024 from December 31, 2023. Non-farm non-residential loan balances increased $118.3 million due to new originations. Multifamily loans increased $41.3 million primarily due to the conversion of existing construction loans to permanent financing and the origination of new loans. One-to-four family residential loans increased $12.4 million primarily due to new originations. Agricultural loans increased $6.8 million due to seasonal activity. Farmland loans increased $6.0 million primarily due to seasonal activity. Consumer and other loans decreased $6.6 million primarily due to paydowns. Commercial lease loan balances decreased $16.0 million primarily due to paydowns. First Guaranty's commercial lease portfolio generally has higher yields than commercial real estate loans but shorter average lives. Commercial and industrial loans decreased $34.4 million primarily due to paydowns. Construction and land development loans decreased $44.2 million principally due to the conversion of loans to permanent financing. First Guaranty had approximately 3.0% of funded and 1.7% of unfunded commitments in our loan portfolio to businesses engaged in support or service activities for oil and gas operations. First Guaranty's hotel and hospitality portfolio totaled $181.3 million at June 30, 2024. As part of the management of risks in our loan portfolio, First Guaranty had previously established an internal guidance limit of approximately $200.0 million for its hotel and hospitality portfolio. First Guaranty had $385.1 million in loans related to our Texas markets at June 30, 2024 which was an increase of $9.5 million or 2.5% from $375.7 million at December 31, 2023. First Guaranty anticipates additional growth opportunities in Texas. First Guaranty had $310.2 million in loans related to our new Mideast markets in Kentucky and West Virginia at June 30, 2024 compared to $278.1 million at December 31, 2023. Syndicated loans at June 30, 2024 were $58.9 million, of which $25.1 million were shared national credits. Syndicated loans decreased $17.8 million from $76.7 million at December 31, 2023.

As of June 30, 2024, 76.5% of our loan portfolio was secured by real estate. The largest portion of our loan portfolio, at 41.0% as of June 30, 2024, was non-farm non-residential loans secured by real estate. Approximately 49.7% of the loan portfolio was based on a floating rate tied to the prime rate, Secured Overnight Financing Rate ("SOFR"), or Treasury rates as of June 30, 2024. 50.4% of the loan portfolio is scheduled to mature within five years from June 30, 2024.

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

First Guaranty has diversified its CRE portfolio across both industries and geographic location. The following is a summary of the largest CRE related loans associated with hotel and motels, office properties, apartment complexes, healthcare related properties, and properties under construction as of June 30, 2024. First Guaranty does not finance standalone multi-story office buildings in major metropolitan areas. The largest CRE loan secured by a hotel or motel totaled $20.1 million. The property is a flagged hotel located in Texas. The largest CRE loan secured by an office related property totaled $21.5 million and is located in West Virginia. The largest CRE loan secured by an apartment complex totaled $41.6 million secured by a property located in Louisiana. First Guaranty also holds a $25.9 million loan secured by an apartment complex that is located in Texas. The largest healthcare related loan is a $30.9 million property secured by an assisted living center located in Alabama. The largest CRE loan under construction totaled $29.9 million for land development and is secured by a property located in Texas.

The increase in classified assets at June 30, 2024 as compared to December 31, 2023 was due to a $41.9 million increase in substandard loans offset by a $1.0 million decrease in doubtful loans. The increase in substandard loans was primarily the result of downgrades during the second quarter of 2024 of two commercial loan relationships, with balances of $24.0 million and $18.2 million, from pass to substandard status. The decrease in doubtful loans was primarily the result of the payoff of a $0.4 million one-to-four family loan classified as doubtful during the first quarter of 2024. Special mention loans increased by $23.8 million in 2024. The increase in special mention loans was primarily the result of the downgrade of one commercial and industrial loan relationship from pass to special mention totaling $24.6 million.

Net loans are reduced by the allowance for credit losses which totaled $30.3 million at June 30, 2024 and $30.9 million at December 31, 2023. First Guaranty adopted ASC 326 effective January 1, 2023 and recorded a cumulative adjustment to the allowance of $7.0 million. Loan charge-offs were $11.1 million during the first six months of 2024 and $1.5 million during the same period in 2023. Recoveries totaled $0.5 million during the first six months of 2024 and $1.0 million during the same period in 2023. The provision for credit losses totaled $9.1 million for the first six months of 2024 and $0.9 million for the same period in 2023. See Note 4 of the Notes to Consolidated Financial Statements for more information on loans and Note 5 for more information on the allowance for credit losses.

Investment Securities

Investment securities at June 30, 2024 totaled $358.6 million, a decrease of $45.6 million compared to $404.1 million at December 31, 2023. The portfolio consists of both available for sale (AFS) and held to maturity securities (HTM). The securities designated as held to maturity are agency and corporate debt securities that are part of First Guaranty’s investment strategy and public funds collateralization program. We purchase securities for our investment portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and meet pledging requirements for public funds and borrowings.

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

Our available for sale securities portfolio totaled $37.4 million at June 30, 2024, a decrease of $46.1 million, or 55.2%, compared to $83.5 million at December 31, 2023. The decrease was primarily due to the maturity of U.S. Treasury securities.

Our held to maturity securities portfolio totaled $321.2 million at June 30, 2024, an increase of $0.5 million, or 0.2%, compared to $320.6 million at December 31, 2023.

At June 30, 2024, $0.6 million, or 0.2%, of the securities portfolio was scheduled to mature in less than one year. $7.8 million, or 2.2%, of the securities portfolio, not including collateralized mortgage obligations and mortgage-backed securities, were scheduled to mature between one and five years. The majority of these securities were corporate bonds. $159.3 million, or 44.4%, of the securities portfolio, not including collateralized mortgage obligations and mortgage-backed securities, were scheduled to mature between five and ten years. Securities, not including collateralized mortgage obligations and mortgage-backed securities, with contractual maturity dates over 10 years totaled $186.0 million, or 51.9%, of the total securities portfolio at June 30, 2024. The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates. Prepayments of mortgages that collateralize mortgage-backed securities also affect the maturity of the securities portfolio. Based on internal forecasts as of June 30, 2024, management believes that the securities portfolio has a forecasted weighted average life of approximately 11.07 years based on the current interest rate environment. The portfolio had an estimated effective duration of 8.77 years at June 30, 2024.

There were no credit related impairment of available for sale securities during the six months ended June 30, 2024. The allowance for credit losses for held to maturity securities was $0.1 million at June 30, 2024 and December 31, 2023.

Nonperforming Assets

Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans are those on which the accrual of interest has stopped or loans which are contractually 90 days past due on which interest continues to accrue. Loans are ordinarily placed on nonaccrual status when principal and interest is delinquent for 90 days or more. However, management may elect to continue the accrual when the asset is well secured and in the process of collection. It is our policy to discontinue the accrual of interest income on any loan for which we have reasonable doubt as to the payment of interest or principal. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Nonaccrual loans are returned to accrual status when the financial position of the borrower indicates there is no longer any reasonable doubt as to the payment of principal or interest and a reasonable payment performance period is observed (generally considered six months or longer). Other real estate owned consists of property acquired through formal foreclosure, in-substance foreclosure or by deed in lieu of foreclosure.

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

(in thousands)	June 30, 2024	December 31, 2023
Nonaccrual loans:
Real Estate:
Construction and land development	$2,314	$530
Farmland	666	836
1- 4 family	7,900	6,985
Multifamily	537	537
Non-farm non-residential	41,626	9,740
Total Real Estate	53,043	18,628
Non-Real Estate:
Agricultural	1,379	1,369
Commercial and industrial	4,084	1,581
Commercial leases	3,552	1,799
Consumer and other	267	1,810
Total Non-Real Estate	9,282	6,559
Total nonaccrual loans	62,325	25,187

Loans 90 days and greater delinquent & accruing:
Real Estate:
Construction and land development	—	—
Farmland	—	—
1- 4 family	77	124
Multifamily	—	—
Non-farm non-residential	122	14,711
Total Real Estate	199	14,835
Non-Real Estate:
Agricultural	—	57
Commercial and industrial	—	395
Commercial leases	—	—
Consumer and other	—	—
Total Non-Real Estate	—	452
Total loans 90 days and greater delinquent & accruing	199	15,287

Total nonperforming loans	62,524	40,474

Real Estate Owned:
Construction and land development	201	251
Farmland	—	—
1- 4 family	141	309
Multifamily	—	—
Non-farm non-residential	690	690
Total Real Estate Owned	1,032	1,250

Total nonperforming assets	$63,556	$41,724

Nonperforming assets to total loans	2.24%	1.52%
Nonperforming assets to total assets	1.76%	1.17%
Nonperforming loans to total loans	2.21%	1.47%
Nonaccrual loans to total loans	2.20%	0.92%
Allowance for credit losses to nonaccrual loans	48.60%	122.79%
Net loan charge-offs to average loans	0.76%	0.17%

At June 30, 2024, nonperforming assets totaled $63.6 million, or 1.76% of total assets, compared to $41.7 million, or 1.17%, of total assets at December 31, 2023, which represented an increase of $21.8 million, or 52.3%. The increase in nonperforming assets occurred primarily due to an increase in nonaccrual loans, partially offset by a decrease in loans 90 days greater delinquent and still accruing and other real estate owned. Nonperforming loans included loans previously classified as purchase credit deteriorated following the adoption of CECL.

Nonaccrual loans increased from $25.2 million at December 31, 2023 to $62.3 million at June 30, 2024. The increase in nonaccrual loans was concentrated primarily in non-farm non-residential, commercial and industrial, construction and land development, commercial leases, one-to-four family, and agricultural loans. Nonaccrual loans included $2.1 million in loans with a government guarantee. These are structured as net loss guarantees in which up to 90% of loss exposure is covered.

At June 30, 2024, loans 90 days or greater delinquent and still accruing totaled $0.2 million, a decrease of $15.1 million compared to $15.3 million at December 31, 2023. The decrease in loans 90 days or greater delinquent and still accruing was attributed to moving those loans to nonaccrual, and was concentrated primarily in non-farm non-residential, commercial and industrial, agricultural, and one-to-four family loans.

Other real estate owned totaled $1.0 million at June 30, 2024, a decrease of $0.2 million compared to $1.3 million at December 31, 2023.

At June 30, 2024, our largest nonperforming assets were comprised of the following nonaccrual loans and 90 days or greater delinquent and still accruing loans: (1) $36.9 million non-farm non-residential loan relationship comprised of five loans secured by real estate in the Midwest; (2) a $2.0 million loan relationship that is classified as purchased credit deteriorated; (3) a commercial lease loan that totaled $1.8 million; (4) a construction and land development loan that totaled $1.7 million; (5) a commercial lease loan that totaled $1.7 million; and (6) a $1.3 million one-to-four family loan relationship.

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

•past due and nonperforming assets;

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

The allowance for credit losses on loans was $30.3 million, or 1.07% of total loans, and 48.4% of nonperforming loans at June 30, 2024.

Comparing June 30, 2024 to December 31, 2023, there were changes within the specific components of the allowance balance.

A provision for credit losses of $9.1 million was made during the six months ended June 30, 2024 and $0.9 million for the same period in 2023. The $9.1 million provision made in 2024 included a $0.8 million negative provision for credit losses related to unfunded commitments. First Guaranty's unfunded commitments declined during the quarter which resulted in a reduced liability. The provisions made were taken to provide for current credit losses and to maintain the allowance proportionate to risks inherent in the loan portfolio.

The loan portfolio factors in the first six months of 2024 that primarily affected the allocation of the allowance included the following:

•Construction and land development loans decreased during the first six months of 2024 due to loans converted to permanent financing. The allowance decrease related to this portfolio was due to a decline in the portfolio along with changes in the qualitative analysis of the portfolio related to economic conditions.

•One-to-four family residential loans increased $12.4 million during the first six months of 2024. The allowance decrease related to this portfolio was due to charge-offs and changes in the qualitative analysis of the portfolio.

•Multifamily loans increased during the first six months of 2024. The allowance related to this portfolio was increased due to the growth in the portfolio which increased by $41.3 million during the first three months of 2024.

•Non-farm non-residential loans increased by $118.3 million during the first six months of 2024. The allowance decrease related to this portfolio was due to charge-offs and changes in the qualitative analysis of the portfolio.

•Commercial and industrial loans decreased during the first six months of 2024. The allowance decrease related to this portfolio was due to charge-offs and changes in the qualitative analysis of the portfolio.

•Commercial leases decreased during the first six months of 2024 from $285.4 million at December 31, 2023 to $269.4 million at June 30, 2024. The allowance decrease related to this portfolio was due to the reduction in this portfolio and due to changes in the qualitative analysis of the portfolio.

•Consumer and other loans decreased during the first six months of 2024. The increase in the related loan loss allowance balance was due primarily to charge-off and qualitative analysis of the portfolio.

First Guaranty charged off $11.1 million in loan balances during the first six months of 2024. The details of the $11.1 million in charged-off loans were as follows:

1.First Guaranty charged off $2.3 million in consumer loans during the first six months of 2024. The consumer loan charge offs included $1.1 million of loans secured by automobiles or equipment and $1.2 million in unsecured loans.
2.First Guaranty charged off $0.2 million on a commercial and industrial SBA loan relationship during the first quarter of 2024. This relationship had no remaining principal balance at June 30, 2024.
3.First Guaranty charged off $0.1 million on a commercial and industrial loan during the first quarter of 2024. This loan had no remaining principal balance at June 30, 2024.
4.First Guaranty charged off $3.8 million on a loan relationship associated with a restaurant supply business located in Louisiana during the second quarter of 2024. This loan was secured by real estate, equipment, and inventory. This loan had a previous specific reserve of $2.5 million as of March 31, 2024. This loan had no remaining principal balance at June 30, 2024.
5.First Guaranty charged off a $1.8 million commercial and industrial loan that was originated under the Main Street Lending Program during the second quarter of 2024. The $1.8 million was the unguaranteed retained portion of the loan. This loan had a previous allocation in the reserve of $1.8 million at March 31, 2024. This loan had no remaining principal balance at June 30, 2024.
6.First Guaranty charged off $0.6 million on a real estate secured loan located in Louisiana during the second quarter of 2024. This was an acquired loan from the Union Bank acquisition and was secured by rental properties. This loan had a remaining principal balance of $0.4 million at June 30, 2024.
7.First Guaranty charged off $0.4 million on a commercial and industrial SBA loan relationship during the second quarter of 2024. This relationship had a remaining principal balance of $0.6 million at June 30, 2024.
8.First Guaranty charged off $0.3 million on a real estate secured SBA loan during the second quarter of 2024. This loan had a remaining principal balance of $0.9 million at June 30, 2024.
9.Smaller loans and overdrawn deposit accounts comprised the remaining $1.6 million of charge-offs for the first six months of 2024.

Other information related to the allowance for credit losses is as follows:

(in thousands)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Loans:
Average outstanding balance	$2,784,384	$2,548,446
Balance at end of period	$2,833,350	$2,590,666

Allowance for Credit Losses:
Balance at beginning of year	$30,926	$23,518
Adoption of ASC 326	—	8,120
Charge-offs	(11,052)	(1,548)
Recoveries	504	999
Provision	9,909	772
Balance at end of period	$30,287	$31,861

Deposits

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. We regularly assess our funding needs, deposit pricing and interest rate outlooks. From December 31, 2023 to June 30, 2024, total deposits increased $34.4 million, or 1.1%, to $3.0 billion. Noninterest-bearing demand deposits decreased $35.1 million, or 7.9%, to $407.6 million at June 30, 2024. The decrease in noninterest-bearing demand deposits was primarily concentrated in individual and business noninterest-bearing demand deposits. Interest-bearing demand deposits decreased $23.9 million, or 1.6%, to $1.5 billion at June 30, 2024. The decrease in interest-bearing demand deposits was primarily concentrated in public funds interest-bearing demand deposits. Savings deposits increased $15.3 million, or 7.0%, to $234.3 million at June 30, 2024, primarily related to increases in business and individual savings deposits. Time deposits increased $78.1 million, or 9.5%, to $898.8 million at June 30, 2024, primarily due to increases in consumer and business time deposits.

Management will continue to evaluate and update our product mix and related technology in its efforts to attract additional customers. We currently offer a number of deposit products that are competitively priced and designed to attract and retain customers with primary emphasis on noninterest-bearing deposits, select time deposits and other lower cost deposits.

As of June 30, 2024, the aggregate amount of outstanding certificates of deposit in amounts greater than $250,000 was approximately $184.6 million. At June 30, 2024, approximately $46.7 million of First Guaranty's certificates of deposit greater than $250,000 had a remaining term greater than one year.

The total amount of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) was estimated at $277.4 million at June 30, 2024. This total excludes public funds deposits that are collateralized by securities or FHLB letters of credit. The amount of uninsured deposits including collateralized public funds deposits was estimated at $849.0 million at June 30, 2024.

The following table sets forth the distribution of our time deposit accounts.

(in thousands)	June 30, 2024
Time deposits of less than $100,000	$399,587
Time deposits of $100,000 through $250,000	314,657
Time deposits of more than $250,000	184,591
Total Time Deposits	$898,835

The following table sets forth the maturity of the time deposits greater than $250,000 at June 30, 2024.

(in thousands)	June 30, 2024
Three months or less	$26,752
Three to six months	50,682
Six months to one year	60,496
One to three years	33,396
More than three years	13,265
Total Time Deposits greater than $250,000	$184,591

Public funds deposits totaled $1.2 billion at June 30, 2024 and December 31, 2023. Public funds time deposits totaled $51.7 million at June 30, 2024 compared to $50.9 million at December 31, 2023. Public funds deposits increased due to new balances from existing customers that was primarily attributed to seasonal fluctuations. First Guaranty has developed a program for the retention and management of public funds deposits. Since the end of 2012, First Guaranty has maintained public funds deposits in excess of $400.0 million. These deposits are from public entities such as school districts, hospital districts, sheriff departments and municipalities. The majority of these funds are under fiscal agency agreements with terms of three years or less. Deposits under fiscal agency agreements are generally stable but public entities may maintain the ability to negotiate term deposits on a specific basis including with other financial institutions. These deposits generally have stable balances as we maintain both operating accounts and time deposits for these entities. There is a seasonal component to public deposit levels associated with annual tax collections. Public funds will increase at the end of the year and during the first quarter. In addition to seasonal fluctuations, there are monthly fluctuations associated with internal payroll and short-term tax collection accounts for our public funds deposit accounts. Public funds deposit accounts are collateralized by FHLB letters of credit, by expanded reciprocal deposit insurance programs, by Louisiana municipal bonds and by eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac. First Guaranty continues to grow the proportion of its public funds portfolio that is collateralized by reciprocal deposit insurance as an alternative to pledging securities or utilizing FHLB letters of credit. First Guaranty initiated this strategy to invest these deposits more efficiently in higher yielding loans to improve the net interest margin and earnings. Total public funds collateralized by reciprocal deposit insurance programs decreased to $565.0 million at June 30, 2024 compared to $591.7 million at December 31, 2023.

The following table sets forth public funds as a percent of total deposits.

(in thousands except for %)	June 30, 2024	December 31, 2023
Public Funds:
Noninterest-bearing Demand	$6,525	$6,471
Interest-bearing Demand	1,081,474	1,090,527
Savings	47,880	46,606
Time	51,705	50,934
Total Public Funds	$1,187,584	$1,194,538
Total Deposits	$3,043,451	$3,009,094
Total Public Funds as a percent of Total Deposits	39.0%	39.7%

Borrowings

First Guaranty maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. First Guaranty had $67.0 million in short-term borrowings outstanding at June 30, 2024 compared to $66.3 million at December 31, 2023. The short-term borrowings at June 30, 2024 were comprised of short-term Federal Home Loan Bank advances of $60.0 million and repurchase agreements of $7.0 million. The short-term borrowings outstanding at December 31, 2023 were comprised of short-term Federal Home Loan Bank advances of $50.0 million, a line of credit of $20.0 million with an outstanding balance of $10.0 million and repurchase agreements of $6.3 million. At June 30, 2024 First Guaranty had available lines of credit of $20.0 million, with $0 outstanding.

First Guaranty had long-term borrowings from the FHLB that totaled $155.0 million at June 30, 2024 and December 31, 2023. During 2023, First Guaranty converted previous short-term floating rate borrowings from the FHLB into long-term lower fixed rate borrowings in order to reduce interest expense. First Guaranty has a $20.0 million FHLB advance that matures in the first quarter of 2025, a $100.0 million FHLB advance that matures in the second quarter of 2027, and a $35.0 million FHLB advance that matures in the third quarter of 2027.

First Guaranty had senior long-term debt totaling $17.2 million as of June 30, 2024 and $39.1 million at December 31, 2023.

First Guaranty had subordinated debt totaling $44.7 million at June 30, 2024 and $15.0 million at December 31, 2023. The increase was due to the issuance in March of 2024 of $30.0 million of new subordinated debt.

First Guaranty had $545.3 million in Federal Home Loan Bank letters of credit as of June 30, 2024 compared to $513.3 million at December 31, 2023. Federal Home Loan Bank letters of credit are obtained primarily for collateralizing public deposits.

Total Shareholders' Equity

Total shareholders' equity increased to $255.1 million at June 30, 2024 from $249.6 million at December 31, 2023. The increase in shareholders' equity was principally the result of an increase of $4.3 million in retained earnings, $0.3 million in surplus and a decrease of $0.8 million in accumulated other comprehensive loss. The $4.3 million increase in retained earnings was primarily due to net income of $9.5 million during the six months ended June 30, 2024, partially offset by $4.0 million in cash dividends paid on shares of our common stock and $1.2 million in cash dividends paid on shares of our preferred stock. The $0.3 million increase in surplus was due to common stock issued under the Equity Bonus Plan during the first quarter of 2024. The decrease in accumulated other comprehensive loss was primarily attributed to the decrease in unrealized losses on available for sale securities during the six months ended June 30, 2024.

Results of Operations for the Second Quarter Ended June 30, 2024 and 2023

Performance Summary

Three months ended June 30, 2024 compared to the three months ended June 30, 2023. Net income for the three months ended June 30, 2024 was $7.2 million, an increase of $4.5 million, or 169.1%, from $2.7 million for the three months ended June 30, 2023. The increase in net income for the three months ended June 30, 2024 as compared to the prior year period was the result of several factors. First Guaranty experienced an increase in interest income and an increase in noninterest income. This increased income was partially offset by an increase in interest expense, an increase in the provision for loan losses, and an increase in noninterest expense. Loan interest income increased due to the growth in First Guaranty's loan portfolio, repricing of existing loans to higher market rates, including loan fees recognized as an adjustment to yield. Securities interest income increased due to an increase in the average yield of the investment portfolio. Noninterest income increased primarily due to the net gain on sale of assets related to the sale-leaseback transaction. Factors that offset the increase in net income included an increase in interest expense was due to increases in volume of interest-bearing liabilities and market interest rates. The increase in the provision was related to changes within the portfolio and charge-offs experienced in the second quarter. Noninterest expense increased primarily due to increased personnel expenses and occupancy expenses. Earnings per common share for the three months ended June 30, 2024 was $0.53 per common share, an increase of 178.9% or $0.34 per common share from $0.19 per common share for the three months ended June 30, 2023.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023. Net income for the six months ended June 30, 2024 was $9.5 million, an increase of $3.4 million, or 54.8%, from $6.1 million for the six months ended June 30, 2023. The increase in net income for the six months ended June 30, 2024 as compared to the prior year period was the result of several factors. First Guaranty experienced an increase in interest income, an increase in noninterest income, and a decrease in noninterest expense. This increased income was partially offset by an increase in interest expense and an increase in the provision for loan losses. Loan interest income increased due to the growth in First Guaranty's loan portfolio and repricing of existing loans to higher market rates, including loan fees recognized as an adjustment to yield. Securities interest income increased due to an increase in the average yield of the investment portfolio. Noninterest income increased primarily due to the net gain on sale of assets related to the sale-leaseback transaction. Noninterest expense decreased primarily due to decreased personnel expenses, legal and professional fees, marketing, travel and lodging, and data processing. Factors that partially offset the increase in net income included an increase in interest expense was due to increases in volume of interest-bearing liabilities and market interest rates. The increase in the provision was related to changes within the portfolio and charge-offs experienced in 2024. Earnings per common share for the six months ended June 30, 2024 was $0.67 per common share, an increase of 45.7% or $0.21 per common share from $0.46 per common share for the six months ended June 30, 2023.

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

Three months ended June 30, 2024 compared to the three months ended June 30, 2023. Net interest income for the three months ended June 30, 2024 and 2023 was $21.2 million and $20.9 million, respectively. The increase in net interest income for the three months ended June 30, 2024 as compared to the prior year period was primarily due to an increase in the average balance of our total interest-earning assets and an increase in the average yield of our total interest-earning assets, partially offset by an increase in the average balance of our total interest-bearing liabilities and an increase in the average rate of our total interest-bearing liabilities. For the three months ended June 30, 2024, the average balance of our total interest-earning assets increased by $383.4 million to $3.4 billion due to strong growth in our loan portfolio. The average yield of our interest-earning assets increased by 52 basis points to 6.25% for the three months ended June 30, 2024 from 5.73% for the three months ended June 30, 2023 due to an improved mix of higher yielding assets. For the three months ended June 30, 2024, the average balance of our total interest-bearing liabilities increased by $448.5 million to $2.9 billion primarily due to growth in interest-bearing deposits and borrowings. The average rate of our total interest-bearing liabilities increased by 75 basis points to 4.53% for the three months ended June 30, 2024 from 3.78% for the three months ended June 30, 2023. The rise in market interest rates, particularly associated with Treasury rates, contributed to the increase in our liabilities cost. The primary source of the increase in liabilities cost was associated with interest bearing demand deposits for public funds that are primarily indexed to Treasury rates along with the repricing of maturing time deposits to higher market rates. As a result, our net interest rate spread decreased 23 basis points to 1.72% for the three months ended June 30, 2024 from 1.95% for the three months ended June 30, 2023. Our net interest margin decreased 26 basis points to 2.48% for the three months ended June 30, 2024 from 2.74% for the three months ended June 30, 2023.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023. Net interest income for the six months ended June 30, 2024 and 2023 was $43.2 million and $43.2 million, respectively. The decrease in net interest income for the three months ended June 30, 2024 as compared to the prior year period was primarily due to an increase in the average balance of our total interest-bearing liabilities and an increase in the average rate of our total interest-bearing liabilities, partially offset by an increase in the average balance of our total interest-earning assets and an increase in the average yield of our total interest-earning assets. For the six months ended June 30, 2024, the average balance of our total interest-bearing liabilities increased by $458.7 million to $2.9 billion primarily due to growth in interest-bearing deposits and borrowings. The average rate of our total interest-bearing liabilities increased by 94 basis points to 4.46% for the six months ended June 30, 2024 from 3.52% for the six months ended June 30, 2023. The rise in market interest rates, particularly associated with Treasury rates, contributed to the increase in our liabilities cost. The primary source of the increase in liabilities cost was associated with interest bearing demand deposits for public funds that are primarily indexed to Treasury rates along with the repricing of maturing time deposits to higher market rates. For the six months ended June 30, 2024, the average balance of our total interest-earning assets increased by $385.5 million to $3.4 billion due to strong growth in our loan portfolio. The average yield of our interest-earning assets increased by 61 basis points to 6.24% for the six months ended June 30, 2024 from 5.63% for the six months ended June 30, 2023 due to an improved mix of higher yielding assets. As a result, our net interest rate spread decreased 33 basis points to 1.78% for the six months ended June 30, 2024 from 2.11% for the six months ended June 30, 2023. Our net interest margin decreased 33 basis points to 2.53% for the six months ended June 30, 2024 from 2.86% for the six months ended June 30, 2023.

Interest Income

Three months ended June 30, 2024 compared to the three months ended June 30, 2023. Interest income increased $9.9 million, or 22.5%, to $53.7 million for the three months ended June 30, 2024 as compared to the prior year period. First Guaranty's loan portfolio expanded during the second quarter of 2024 due to growth associated with our loan originations and existing loans repriced to higher market rates. These factors contributed to the increase in interest income as the average balance of our total interest-earning assets, primarily associated with loans, increased, and the average yield of interest-earning assets increased. The average balance of our interest-earning assets increased $383.4 million to $3.4 billion for the three months ended June 30, 2024 as compared to the same period in the prior year. The average yield of interest-earning assets increased by 52 basis points to 6.25% for the three months ended June 30, 2024 compared to 5.73% for the three months ended June 30, 2023.

Interest income on securities increased $0.1 million to $2.5 million for the three months ended June 30, 2024 as compared to the prior year period primarily as a result of an increase in average yield of securities. The average yield on securities increased 30 basis points to 2.68% for the three months ended June 30, 2024 compared to 2.38% for the three months ended June 30, 2023 due to the decrease in lower yielding Treasury securities that matured in 2023. The average balance of securities decreased $36.8 million to $370.9 million for the three months ended June 30, 2024 from $407.7 million for the three months ended June 30, 2023 primarily due to a decrease in the average balance of our U.S. Treasuries securities portfolio compared to the prior year.

Interest income on loans increased $7.3 million or 18.0%, to $47.6 million for the three months ended June 30, 2024 as compared to the prior year period as a result of an increase in the average balance and average yield of loans. The average balance of loans (excluding loans held for sale) increased by $239.2 million to $2.8 billion for the three months ended June 30, 2024 from $2.6 billion for the three months ended June 30, 2023 largely as a result of new loan originations. The average yield on loans (excluding loans held for sale) increased by 52 basis points to 6.81% for the three months ended June 30, 2024 from 6.29% for the three months ended June 30, 2023 due to the improved mix of loans along with an increase in market interest rates.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023. Interest income increased $21.5 million, or 25.3%, to $106.6 million for the six months ended June 30, 2024 as compared to the prior year period. First Guaranty's loan portfolio expanded during the first six months of 2024 due to growth associated with our loan originations and existing loans repriced to higher market rates. These factors contributed to the increase in interest income as the average balance of our total interest-earning assets, primarily associated with loans, increased, and the average yield of interest-earning assets increased. The average balance of our interest-earning assets increased $385.5 million to $3.4 billion for the six months ended June 30, 2024 as compared to the prior year. The average yield of interest-earning assets increased by 61 basis points to 6.24% for the six months ended June 30, 2024 compared to 5.63% for the six months ended June 30, 2023.

Interest income on securities increased $0.2 million to $5.0 million for the six months ended June 30, 2024 as compared to the prior year period primarily as a result of an increase in average yield of securities. The average yield on securities increased 31 basis points to 2.63% for the six months ended June 30, 2024 compared to 2.32% for the six months ended June 30, 2023 due to the decrease in lower yielding Treasury securities that matured in 2023. The average balance of securities decreased $35.5 million to $381.6 million for the six months ended June 30, 2024 from $417.1 million for the six months ended June 30, 2023 primarily due to a decrease in the average balance of our U.S. Treasuries securities portfolio compared to the prior year.

Interest income on loans increased $16.0 million or 20.4%, to $94.5 million for the six months ended June 30, 2024 as compared to the prior year period as a result of an increase in the average balance and average yield of loans. The average balance of loans (excluding loans held for sale) increased by $235.9 million to $2.8 billion for the six months ended June 30, 2024 from $2.5 billion for the six months ended June 30, 2023 largely as a result of new loan originations. The average yield on loans (excluding loans held for sale) increased by 61 basis points to 6.82% for the six months ended June 30, 2024 from 6.21% for the six months ended June 30, 2023 due to the improved mix of loans along with an increase in market interest rates.

Interest Expense

Three months ended June 30, 2024 compared to the three months ended June 30, 2023. Interest expense increased $9.5 million, or 41.7%, to $32.4 million for the three months ended June 30, 2024 from $22.9 million for the three months ended June 30, 2023 due primarily to an increase in market interest rates and due to an increase in the average balance of interest-bearing liabilities. The average rate of interest-bearing demand deposits was 4.52% for the three months ended June 30, 2024 and 4.14% for the three months ended June 30, 2023. The increase in market interest rates, particularly U.S. Treasury rates, contributed to the increase in rates paid on interest-bearing demand deposits. The largest concentration of interest-bearing demand deposits is associated with public funds deposits that are primarily indexed to Treasury rates. Treasury rates increased as the Federal Reserve increased rates to address increased inflation in the U.S. economy. The average rate of time deposits increased 142 basis points during the three months ended June 30, 2024 to 4.74% as compared to the prior year period. The increase in the average rate of time deposits was due to changes in market rates as existing time deposits repriced to higher market rates. The average balance of interest-bearing liabilities increased by $448.5 million during the three months ended June 30, 2024 to $2.9 billion as compared to the prior year period. This increase was a result of a $61.0 million increase in the average balance of interest-bearing demand deposits, a $17.1 million increase in the average balance of savings deposits, a $254.3 million increase in the average balance of time deposits, and a $116.1 million increase in the average balance of borrowings.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023. Interest expense increased $21.5 million, or 51.5%, to $63.4 million for the six months ended June 30, 2024 from $41.9 million for the six months ended June 30, 2023 due primarily to an increase in market interest rates and due to an increase in the average balance of interest-bearing liabilities. The average rate of interest-bearing demand deposits was 4.47% for the six months ended June 30, 2024 and 3.84% for the six months ended June 30, 2023. The increase in market interest rates, particularly U.S. Treasury rates, contributed to the increase in rates paid on interest-bearing demand deposits. The largest concentration of interest-bearing demand deposits is associated with public funds deposits that are primarily indexed to Treasury rates. Treasury rates increased as the Federal Reserve increased rates to address increased inflation in the U.S. economy. The average rate of time deposits increased 167 basis points during the six months ended June 30, 2024 to 4.64% as compared to the prior year period. The increase in the average rate of time deposits was due to changes in market rates as existing time deposits repriced to higher market rates. The average balance of interest-bearing liabilities increased by $458.7 million during the six months ended June 30, 2024 to $2.9 billion as compared to the prior year period. This increase was a result of a $56.9 million increase in the average balance of interest-bearing demand deposits, a $18.4 million increase in the average balance of savings deposits, a $271.7 million increase in the average balance of time deposits, and a $111.7 million increase in the average balance of borrowings.

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

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

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
(in thousands except for %)	Average Balance	Interest	Yield/Rate (5)	Average Balance	Interest	Yield/Rate (5)
Assets
Interest-earning assets:
Interest-earning deposits with banks	$271,113	$3,626	5.38%	$90,388	$1,071	4.75%
Securities (including FHLB stock)	370,926	2,473	2.68%	407,689	2,420	2.38%
Federal funds sold	627	—	—%	410	—	—%
Loans held for sale	—	—	—%	—	—	—%
Loans, net of unearned income(6)	2,807,234	47,552	6.81%	2,568,051	40,290	6.29%
Total interest-earning assets	3,449,900	$53,651	6.25%	3,066,538	$43,781	5.73%

Noninterest-earning assets:
Cash and due from banks	20,264			18,443
Premises and equipment, net	70,790			59,924
Other assets	30,854			28,958
Total Assets	$3,571,808			$3,173,863

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$1,519,363	$17,059	4.52%	$1,458,353	$15,036	4.14%
Savings deposits	231,166	1,327	2.31%	214,055	838	1.57%
Time deposits	885,871	10,446	4.74%	631,605	5,224	3.32%
Borrowings	239,114	3,577	6.02%	122,969	1,770	5.77%
Total interest-bearing liabilities	2,875,514	$32,409	4.53%	2,426,982	$22,868	3.78%

Noninterest-bearing liabilities:
Demand deposits	420,957			496,209
Other	23,342			17,366
Total Liabilities	3,319,813			2,940,557

Shareholders' equity	251,995			233,306
Total Liabilities and Shareholders' Equity	$3,571,808			$3,173,863
Net interest income		$21,242			$20,913

Net interest rate spread (1)			1.72%			1.95%
Net interest-earning assets (2)	$574,386			$639,556
Net interest margin (3), (4)			2.48%			2.74%

Average interest-earning assets to interest-bearing liabilities			119.98%			126.35%
(1)Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)Net interest margin represents net interest income divided by average total interest-earning assets.
(4)The tax adjusted net interest margin was 2.47% and 2.74% for the above periods ended June 30, 2024 and 2023, respectively. A 21% tax rate was used to calculate the effect on securities income from tax exempt securities for the above periods ended June 30, 2024 and 2023, respectively.
(5)Annualized.
(6)Includes loan fees of $2.0 million and $1.4 million or the above periods ended June 30, 2024 and 2023, respectively.

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
(in thousands except for %)	Average Balance	Interest	Yield/Rate (5)	Average Balance	Interest	Yield/Rate (5)
Assets
Interest-earning assets:
Interest-earning deposits with banks	$266,547	$7,102	5.36%	$81,497	$1,822	4.51%
Securities (including FHLB stock)	381,570	4,987	2.63%	417,104	4,807	2.32%
Federal funds sold	478	—	—%	421	—	—%
Loans held for sale	—	—	—%	—	—	—%
Loans, net of unearned income(6)	2,784,384	94,470	6.82%	2,548,446	78,439	6.21%
Total interest-earning assets	3,432,979	$106,559	6.24%	3,047,468	$85,068	5.63%

Noninterest-earning assets:
Cash and due from banks	19,650			18,853
Premises and equipment, net	70,445			59,043
Other assets	29,345			27,854
Total Assets	$3,552,419			$3,153,218

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$1,530,063	$34,035	4.47%	$1,473,147	$28,085	3.84%
Savings deposits	227,562	2,554	2.26%	209,190	1,417	1.37%
Time deposits	868,292	20,018	4.64%	596,575	8,800	2.97%
Borrowings	233,635	6,789	5.84%	121,892	3,552	5.88%
Total interest-bearing liabilities	2,859,552	$63,396	4.46%	2,400,804	$41,854	3.52%

Noninterest-bearing liabilities:
Demand deposits	420,437			503,216
Other	20,258			15,071
Total Liabilities	3,300,247			2,919,091

Shareholders' equity	252,172			234,127
Total Liabilities and Shareholders' Equity	$3,552,419			$3,153,218
Net interest income		$43,163			$43,214

Net interest rate spread (1)			1.78%			2.11%
Net interest-earning assets (2)	$573,427			$646,664
Net interest margin (3), (4)			2.53%			2.86%

Average interest-earning assets to interest-bearing liabilities			120.05%			126.94%
(1)Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)Net interest margin represents net interest income divided by average total interest-earning assets.
(4)The tax adjusted net interest margin was 2.53% and 2.86% for the above periods ended June 30, 2024 and 2023, respectively. A 21% tax rate was used to calculate the effect on securities income from tax exempt securities for the above periods ended June 30, 2024 and 2023, respectively.
(5)Annualized.
(6)Includes loan fees of $4.0 million and $2.8 million or the above periods ended June 30, 2024 and 2023, respectively.

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

For the three months ended June 30, 2024, the provision for credit losses was $6.8 million compared to $0.5 million for the same period in 2023. The $6.8 million included a $0.6 million negative provision for credit losses related to unfunded commitments. Total charge-offs were $8.8 million for the three months ended June 30, 2024 and $0.5 million for the same period in 2023. Charge-offs for the three months ended June 30, 2024 were concentrated in consumer auto and equipment secured loans, unsecured consumer loans, a loan relationship associated with a restaurant supply business located in Louisiana secured by real estate, equipment and inventory, a commercial and industrial loan associated with the Main Street Lending Program, and a real estate secured loan acquired from the Union Bank acquisition. Partially offsetting these charge-offs were recoveries that totaled $0.2 million for the three months ended June 30, 2024 and $0.5 million for the same period in 2023.

For the six months ended June 30, 2024, the provision for credit losses was $9.1 million compared to $0.9 million for the same period in 2023. The $9.1 million provision included a $0.8 million negative provision for credit losses related to unfunded commitments. Total charge-offs were $11.1 million for the six months ended June 30, 2024 and $1.5 million for the same period in 2023. Charge-offs for the six months ended June 30, 2024 were concentrated in consumer auto and equipment secured loans, unsecured consumer loans, a loan relationship associated with a restaurant supply business located in Louisiana secured by real estate, equipment and inventory, and a commercial and industrial loan associated with the Main Street Lending Program. Partially offsetting these charge-offs were recoveries that totaled $0.5 million for the six months ended June 30, 2024 and $1.0 million for the same period in 2023.

We believe that the allowance is adequate to cover current expected losses in the loan portfolio given the current economic conditions, and current expected net charge-offs and nonperforming asset levels. Economic uncertainty may result in additional increases to the allowance for credit losses in future periods.
Noninterest Income

Our primary sources of recurring noninterest income are customer service fees, ATM and debit card fees, loan fees, gains on the sales of loans and available for sale securities and other service fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.

Noninterest income totaled $15.5 million for the three months ended June 30, 2024, an increase of $12.7 million from $2.8 million for the three months ended June 30, 2023. The increase was primarily due to increased gains on sale of assets associated with the sale-leaseback transaction during the second quarter of 2024. Service charges, commissions and fees totaled $0.8 million for the three months ended June 30, 2024 and 2023. ATM and debit card fees totaled $0.8 million for the three months ended June 30, 2024 and 2023. Net securities losses were $0 for the three months ended June 30, 2024 and 2023. Net gains on the sale of loans were $10,000 for the three months ended June 30, 2024 compared to $0 for the same period in 2023. Net gains on the sale of assets were $13.2 million for the three months ended June 30, 2024 compared to $7,000 for the same period in 2023. Other noninterest income totaled $0.7 million for the three months ended June 30, 2024 compared to $1.2 million for the same period in 2023.

Noninterest income totaled $17.8 million for the six months ended June 30, 2024, an increase of $12.3 million from $5.5 million for the six months ended June 30, 2023. The increase was primarily due to increased gains on sale of assets associated with the sale-leaseback transaction during the second quarter of 2024. Service charges, commissions and fees totaled $1.5 million for the six months ended June 30, 2024 compared to $1.6 million for the same period in 2023. ATM and debit card fees totaled $1.6 million for the six months ended June 30, 2024 compared to $1.7 million for the same period in 2023. Net securities losses were $0 for the six months ended June 30, 2024 and 2023. Net gains on the sale of loans were $10,000 for the six months ended June 30, 2024 compared to $12,000 for the same period in 2023. Net gains on the sale of assets were $13.2 million for the six months ended June 30, 2024 compared to $18,000 for the same period in 2023. Other noninterest income totaled $1.5 million for the six months ended June 30, 2024 compared to $2.2 million for the same period in 2023.

Noninterest Expense

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense and other types of expenses. Noninterest expense totaled $20.6 million for the three months ended June 30, 2024 and $19.7 million for the three months ended June 30, 2023. Salaries and benefits expense totaled $10.4 million for the three months ended June 30, 2024 and $9.9 million for the three months ended June 30, 2023. Occupancy and equipment expense totaled $2.5 million for the three months ended June 30, 2024 and $2.2 million for the same period in 2023. Other noninterest expense totaled $7.6 million for the three months ended June 30, 2024 and $7.6 million for the same period in 2023.

Noninterest expense totaled $39.5 million for the six months ended June 30, 2024 and $39.9 million for the six months ended June 30, 2023. Salaries and benefits expense totaled $20.3 million for the six months ended June 30, 2024 and $19.9 million for the six months ended June 30, 2023. Occupancy and equipment expense totaled $4.8 million for the six months ended June 30, 2024 and $4.4 million for the same period in 2023. Other noninterest expense totaled $14.4 million for the six months ended June 30, 2024 and $15.5 million for the same period in 2023.

The following table presents, for the periods indicated, the major categories of other noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Other noninterest expense:
Legal and professional fees	$1,504	$1,358	$2,477	$3,534
Data processing	406	531	783	1,062
ATM fees	394	426	813	823
Marketing and public relations	370	481	703	1,009
Taxes - sales, capital, and franchise	607	545	1,211	1,105
Operating supplies	105	202	206	440
Software expense and amortization	1,367	1,164	2,620	2,404
Travel and lodging	260	387	487	788
Telephone	137	84	242	169
Amortization of core deposit intangibles	174	174	348	348
Donations	108	256	183	426
Net costs from other real estate and repossessions	179	92	383	119
Regulatory assessment	989	946	1,922	1,436
Other	1,022	938	2,007	1,881
Total other noninterest expense	$7,622	$7,584	$14,385	$15,544
Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other non-deductible expenses and the statutory tax rate. The provision for income taxes for the three months ended June 30, 2024 and 2023 was $2.2 million and $0.8 million, respectively. The provision for income taxes increased due to an increase in income before income taxes. First Guaranty's statutory tax rate was 21.0% for the three months ended June 30, 2024 and 2023.

The provision for income taxes for the six months ended June 30, 2024 and 2023 was $2.8 million and $1.8 million, respectively. The provision for income taxes increased due to an increase in income before income taxes. First Guaranty's statutory tax rate was 21.0% for the six months ended June 30, 2024 and 2023.

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

First Guaranty's cash and cash equivalents totaled $299.0 million at June 30, 2024 compared to $286.5 million at December 31, 2023. Loans maturing within one year or less at June 30, 2024 totaled $341.8 million compared to $357.7 million at December 31, 2023. At June 30, 2024, time deposits maturing within one year or less totaled $533.4 million compared to $503.7 million at December 31, 2023. Time deposits maturing after one year through three years totaled $235.1 million at June 30, 2024 compared to $214.0 million at December 31, 2023. Time deposits maturing after three years totaled $130.4 million at June 30, 2024 compared to $103.0 million at December 31, 2023. First Guaranty's held to maturity ("HTM") securities portfolio at June 30, 2024 was $321.2 million, or 89.6% of the investment portfolio, compared to $320.6 million, or 79.3% at December 31, 2023. First Guaranty's available for sale ("AFS") securities portfolio was $37.4 million, or 10.4% of the investment portfolio as of June 30, 2024 compared to $83.5 million, or 20.7% of the investment portfolio at December 31, 2023. The majority of the AFS portfolio was comprised of corporate debt securities, municipal bonds and mortgage-backed securities.

First Guaranty maintained a net borrowing capacity at the Federal Home Loan Bank totaling $310.7 million and $259.6 million at June 30, 2024 and December 31, 2023, respectively with $215.0 million in FHLB advances outstanding at June 30, 2024 compared to $205.0 million at December 31, 2023, respectively. The advances outstanding at June 30, 2024 were comprised of long-term advances that totaled $155.0 million and two short-term advances that totaled $60.0 million. The $20.0 million long-term FHLB advance matures in the first quarter of 2025, the $100.0 million FHLB long-term advance matures in the second quarter of 2027, and the $35.0 million FHLB long-term advance matures in the third quarter of 2027. The advances outstanding at December 31, 2023 were comprised of three long term advances totaling $155.0 million and two short-term advances that totaled $50.0 million. The change in borrowing capacity with the Federal Home Loan Bank was due to changes in the value that First Guaranty receives on pledged collateral and due to First Guaranty's usage of the line. First Guaranty has increasingly transitioned public funds deposits into reciprocal deposit programs for collateralization as an alternative to FHLB letters of credit. We also maintain federal funds lines of credit at various correspondent banks with borrowing capacity of $100.5 million and one revolving line of credit totaling $20.0 million secured by a pledge of the Bank's common stock, with no outstanding balance as of June 30, 2024. We also have a discount window line with the Federal Reserve Bank that totaled $277.8 million at June 30, 2024 which was an increase of $58.7 million compared to availability of $219.1 million at December 31, 2023. First Guaranty did not have any advances under this facility at June 30, 2024. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources

First Guaranty's capital position is reflected in shareholders' equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total shareholders' equity increased to $255.1 million at June 30, 2024 from $249.6 million at December 31, 2023. The increase in shareholders' equity was principally the result of an increase of $4.3 million in retained earnings, $0.3 million in surplus and a decrease of $0.8 million in accumulated other comprehensive loss. The $4.3 million increase in retained earnings was primarily due to net income of $9.5 million, partially offset by $4.0 million in cash dividends paid on shares of our common stock and $1.2 million in cash dividends paid on shares of our preferred stock during the six months ended June 30, 2024. The $0.3 million increase in surplus was due to common stock issued under the Equity Bonus Plan during the first quarter of 2024. The decrease in accumulated other comprehensive loss was primarily attributed to the decrease in unrealized losses on available for sale securities during the six months ended June 30, 2024.

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

In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of June 30, 2024, the Bank's capital conservation buffer was 3.28% exceeding the minimum of 2.50%. As of June 30, 2024, First Guaranty's capital conservation buffer was 2.60% exceeding the minimum of 2.50%.

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the Federal Reserve Board has amended its small bank holding company and savings and loan holding company policy statement to provide that holding companies with consolidated assets of less than $3 billion that are (i) not engaged in significant nonbanking activities, (ii) do not conduct significant off-balance sheet activities, and (3) do not have a material amount of SEC-registered debt or equity securities, other than trust preferred securities, that contribute to an organization's complexity, are no longer subject to regulatory capital requirements, effective August 30, 2018. On January 1, 2024, First Guaranty ceased being considered a "small bank holding company". Accordingly, both the Bank and First Guaranty are required to maintain specified ratios of capital to risk-weighted assets.

In addition, as a result of the legislation, the federal banking agencies have developed a "Community Bank Leverage Ratio" (the ratio of a bank's Tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A "qualifying community bank" that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered "well capitalized" under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution's risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the new Community Bank Leverage Ratio at 9%. Pursuant to the CARES Act, the federal banking agencies set the Community Bank Leverage Ratio at 8% beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the Community Bank Leverage Ratio increased to 8.5% for the calendar year. Community banks will have until January 1, 2022, before the Community Bank Leverage Ratio requirement will return to 9%. A financial institution can elect to be subject to this new definition. As of June 30, 2024, the Bank did not elect to follow the Community Bank Leverage Ratio.

At June 30, 2024, we satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.

	"Well Capitalized Minimums"	As of June 30, 2024	As of December 31, 2023
Tier 1 Leverage Ratio
Bank	5.00%	8.61%	8.94%
Consolidated	5.00%	7.16%	N/A
Tier 1 Risk-based Capital Ratio
Bank	8.00%	10.35%	10.31%
Consolidated	8.00%	8.60%	N/A
Total Risk-based Capital Ratio
Bank	10.00%	11.28%	11.20%
Consolidated	10.00%	11.05%	N/A
Common Equity Tier One Capital Ratio
Bank	6.50%	10.35%	10.31%
Consolidated	6.50%	7.49%	N/A

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

The following interest sensitivity analysis is one measurement of interest rate risk. This analysis reflects the contractual maturity characteristics of assets and liabilities over various time periods. This analysis does not factor in prepayments or interest rate floors on loans which may significantly change the report. This table includes nonaccrual loans in their respective maturity periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at June 30, 2024 illustrated below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

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

	June 30, 2024
	Interest Sensitivity Within
(in thousands except for %)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$780,663	$356,354	$1,137,017	$1,696,333	$2,833,350
Securities (including FHLB stock)	12,427	341	12,768	358,003	370,771
Federal Funds Sold	392	—	392	—	392
Other earning assets	284,858	—	284,858	—	284,858
Total earning assets	$1,078,340	$356,695	$1,435,035	$2,054,336	$3,489,371

Source of Funds:
Interest-bearing accounts:
Demand deposits	$1,502,703	$—	$1,502,703	$—	$1,502,703
Savings deposits	234,306	—	234,306	—	234,306
Time deposits	111,403	421,953	533,356	365,479	898,835
Short-term borrowings	60,000	—	60,000	6,934	66,934
Long-term borrowings	17,156	—	17,156	155,000	172,156
Junior subordinated debt	44,715	—	44,715	—	44,715
Noninterest-bearing, net	—	—	—	569,722	569,722
Total source of funds	$1,970,283	$421,953	$2,392,236	$1,097,135	$3,489,371

Period gap	$(891,943)	$(65,258)	$(957,201)	$957,201
Cumulative gap	$(891,943)	$(957,201)	$(957,201)	$—

Cumulative gap as a percent of earning assets	(25.6)%	(27.4)%	(27.4)%

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

First Guaranty is subject to various legal proceedings in the normal course of its business. First Guaranty assesses its liabilities and contingencies in connection with outstanding legal proceedings. Where it is probable that First Guaranty will incur a loss and the amount of the loss can be reasonably estimated, First Guaranty records a liability in its consolidated financial statements. First Guaranty does not record a loss if the loss is not probable, or the amount of the loss is not estimable. First Guaranty was a defendant in a lawsuit alleging overpayment on a loan related to a disputed interest rate. This lawsuit was settled in the first quarter of 2023 for $0.6 million. First Guaranty Bank is a defendant in a lawsuit alleging fault for a loss of funds by a customer related to fraud by a third party, with a possible loss range of $0.0 million to $1.5 million. The Bank denies the allegations and intends to vigorously defend against this lawsuit, which is in early stages, and no trial has been set. No accrued liability has been recorded related to this lawsuit. First Guaranty settled a case in the third quarter of 2021 for $1.1 million. A receivable for $0.9 million has been recorded for recovery by a claim against First Guaranty's insurer. During the second quarter of 2024, First Guaranty received $0.5 million of the $0.9 million receivable. The remaining $0.4 million was written off. In the opinion of management, neither First Guaranty nor First Guaranty Bank is currently involved in such legal proceedings, either individually or in the aggregate, that the resolution is expected to have a material adverse effect on First Guaranty’s consolidated results of operations, financial condition, or cash flows. However, one or more unfavorable outcomes in these ordinary claims or litigation against First Guaranty or First Guaranty Bank could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or ultimate outcomes, such matters are costly, divert management’s attention, and may materially and adversely affect the reputation of First Guaranty and First Guaranty Bank, even if resolved favorably.

Item 1A. Risk Factors

There have been no material changes to our risk factors as disclosed in First Guaranty's Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)None.

(b)Not applicable.

(c)Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)Not applicable.

(b)Not applicable.

(c)During the three months ended June 30, 2024, no First Guaranty officer or director adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading agreement", as each term is defined in Item 408(a) of Regulation S-K.

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

4.7	Form of Depositary Receipt representing Depositary Shares (11)
10.1	Subordinated Note Purchase Agreement, dated as of June 21, 2022, by and between First Guaranty Bancshares, Inc. and Edgar Ray Smith, III (7)
10.2	Subordinated Note Purchase Agreement, dated as of March 28, 2024, by and between First Guaranty Bancshares, Inc. and Smith & Tate Investments, L.L.C. (17)
10.3	Loan Agreement, dated as of October 5, 2023, by and between First Guaranty Bancshares, Inc. and Summit Community Bank, Inc. (13)
10.4	Promissory Note (Term Loan) issued to Summit Community Bank, Inc. on October 5, 2023. (14)
10.5	Promissory Note (Line of Credit) issued to Summit Community Bank, Inc. on October 5, 2023. (15)
10.6*	Stock Pledge and Security Agreement, dated as of October 5, 2023, by First Guaranty Bancshares, Inc. in favor of Summit Community Bank, Inc. (16)
10.7	Lease Agreements, dated June 28, 2024, by and between First Guaranty Bank and FGB Partners, L.L.C. (18)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.INS	XBRL Instance Document.

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
(17)Incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on April 3, 2024.
(18)Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on July 1, 2024.

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

FIRST GUARANTY BANCSHARES, INC.

Date: August 9, 2024	By: /s/ Michael R. Mineer
Michael R. Mineer
President and Chief Executive Officer
Principal Executive Officer

Date: August 9, 2024	By: /s/ Eric J. Dosch
Eric J. Dosch
Chief Financial Officer, Secretary and Treasurer
Principal Financial Officer