Form 10-Q
period 2024-09-30
First Guaranty Bancshares, Inc.
filed 2024-11-12
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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
Yes ☐ No ☒

As of November 8, 2024 the registrant had 12,504,717 shares of $1 par value common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.     Consolidated Financial Statements
FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents:
Cash and due from banks	$362,855	$286,114
Federal funds sold	4,766	341
Cash and cash equivalents	367,621	286,455

Interest-earning time deposits with banks	250	—

Investment securities:
Available for sale, at fair value (amortized cost of $343,393 and $85,464, respectively)	342,598	83,485
Held to maturity, at cost and net of allowance for credit losses of $80 (estimated fair value of $265,540 and $253,584, respectively)	321,428	320,638
Investment securities	664,026	404,123

Federal Home Loan Bank stock, at cost	9,492	13,390
Loans held for sale	—	—

Loans, net of unearned income	2,769,651	2,748,708
Less: allowance for credit losses	33,281	30,926
Net loans	2,736,370	2,717,782

Premises and equipment, net	68,455	69,792
Goodwill	12,900	12,900
Intangible assets, net	3,671	4,298
Other real estate, net	1,160	1,250
Accrued interest receivable	17,660	15,713
Other assets	42,402	27,069
Total Assets	$3,924,007	$3,552,772

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$401,981	$442,755
Interest-bearing demand	1,501,886	1,526,628
Savings	233,496	218,986
Time	1,292,562	820,725
Total deposits	3,429,925	3,009,094

Short-term advances from Federal Home Loan Bank	—	50,000
Short-term borrowings	—	10,000
Repurchase agreements	6,981	6,297
Accrued interest payable	17,750	11,807
Long-term advances from Federal Home Loan Bank	135,000	155,000
Senior long-term debt	16,163	39,099
Junior subordinated debentures	44,730	15,000
Other liabilities	17,062	6,844
Total Liabilities	3,667,611	3,303,141

Shareholders' Equity
Preferred stock, Series A - $1,000 par value - 100,000 shares authorized
Non-cumulative perpetual; 34,500 shares issued and outstanding	33,058	33,058
Common stock, $1 par value - 100,600,000 shares authorized; 12,504,717 and 12,475,424 shares issued and outstanding	12,505	12,475
Surplus	149,389	149,085
Retained earnings	72,662	67,972
Accumulated other comprehensive (loss) income	(11,218)	(12,959)
Total Shareholders' Equity	256,396	249,631
Total Liabilities and Shareholders' Equity	$3,924,007	$3,552,772
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2024	2023	2024	2023
Interest Income:
Loans (including fees)	$49,811	$43,407	$144,281	$121,846
Deposits with other banks	4,645	1,897	11,747	3,719
Securities (including FHLB stock)	2,971	2,323	7,958	7,130
Total Interest Income	57,427	47,627	163,986	132,695

Interest Expense:
Demand deposits	16,957	16,102	50,992	44,187
Savings deposits	1,374	1,001	3,928	2,418
Time deposits	12,631	6,504	32,649	15,304
Borrowings	3,767	3,575	10,556	7,127
Total Interest Expense	34,729	27,182	98,125	69,036

Net Interest Income	22,698	20,445	65,861	63,659
Less: Provision for credit losses	4,904	627	14,013	1,489
Net Interest Income after Provision for Credit Losses	17,794	19,818	51,848	62,170

Noninterest Income:
Service charges, commissions and fees	815	858	2,343	2,461
ATM and debit card fees	784	796	2,352	2,449
Net gains on securities	—	—	—	—
Net gains on sale of loans	1,471	—	1,481	12
Net gains on sale of assets	31	(7)	13,244	11
Other	1,304	842	2,819	3,072
Total Noninterest Income	4,405	2,489	22,239	8,005

Noninterest Expense:
Salaries and employee benefits	10,098	10,429	30,438	30,365
Occupancy and equipment expense	2,538	2,121	7,356	6,542
Other	7,070	7,446	21,455	22,990
Total Noninterest Expense	19,706	19,996	59,249	59,897

Income Before Income Taxes	2,493	2,311	14,838	10,278
Less: Provision for income taxes	566	539	3,400	2,362
Net Income	1,927	1,772	11,438	7,916
Less: Preferred stock dividends	582	582	1,747	1,747
Net Income Available to Common Shareholders	$1,345	$1,190	$9,691	$6,169

Per Common Share:
Earnings	$0.11	$0.10	$0.78	$0.56
Cash dividends paid	$0.08	$0.16	$0.40	$0.48

Weighted Average Common Shares Outstanding	12,504,717	11,431,083	12,499,799	11,022,919
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net Income	$1,927	$1,772	$11,438	$7,916
Other comprehensive income:
Unrealized (losses) gains on securities:
Unrealized holding gains arising during the period	1,148	766	2,204	1,184
Reclassification adjustments for (gains) losses included in net income	—	—	—	—
Change in unrealized gains on securities	1,148	766	2,204	1,184
Tax impact	(241)	(161)	(463)	(249)
Other comprehensive income	907	605	1,741	935
Comprehensive Income	$2,834	$2,377	$13,179	$8,851
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

	Preferred Stock $1,000 Par	Common Stock $1 Par	Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
(in thousands, except per share data)
Balance December 31, 2022	$33,058	$10,717	$130,093	$76,351	$(15,228)	$234,991
Net income	—	—	—	3,468	—	3,468
Cumulative effect of adoption of ASC Topic 326, net of tax	—	—	—	(7,900)	—	(7,900)
Other comprehensive income (loss)	—	—	—	—	414	414
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.16 per share)	—	—	—	(1,715)	—	(1,715)
Balance March 31, 2023 (unaudited)	$33,058	$10,717	$130,093	$69,622	$(14,814)	$228,676
Net income				2,676		2,676
Common stock issued in private placement, 714,287 shares	—	714	9,286	—	—	10,000
Other comprehensive income (loss)					(84)	(84)
Preferred stock dividends				(582)		(582)
Cash dividends on common stock ($0.16 per share)				(1,829)		(1,829)
Balance June 30, 2023 (unaudited)	$33,058	$11,431	$139,379	$69,887	$(14,898)	$238,857
Net income	—	—	—	1,772	—	1,772
Other comprehensive income (loss)	—	—	—	—	605	605
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.16 per share)	—	—	—	(1,830)	—	(1,830)
Balance September 30, 2023 (unaudited)	$33,058	$11,431	$139,379	$69,247	$(14,293)	$238,822

Balance December 31, 2023	$33,058	$12,475	$149,085	$67,972	$(12,959)	$249,631
Net income	—	—	—	2,310	—	2,310
Common Stock issued under Equity Bonus Plan, 29,293 shares	—	30	304	—	—	334
Other comprehensive income	—	—	—	—	628	628
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.16 per share)	—	—	—	(2,001)	—	(2,001)
Balance March 31, 2024 (unaudited)	$33,058	$12,505	$149,389	$67,699	$(12,331)	$250,320
Net Income	—	—	—	7,201	—	7,201
Other comprehensive income (loss)	—	—	—	—	206	206
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.16 per share)	—	—	—	(2,001)	—	(2,001)
Balance June 30, 2024 (unaudited)	33,058	12,505	149,389	72,317	(12,125)	255,144
Net Income	—	—	—	1,927	—	1,927
Other comprehensive income	—	—	—	—	907	907
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.08 per share)	—	—	—	(1,000)	—	(1,000)
Balance September 30, 2024 (unaudited)	$33,058	$12,505	$149,389	$72,662	$(11,218)	$256,396
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash Flows From Operating Activities
Net income	$11,438	$7,916
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	14,013	1,489
Depreciation and amortization	3,227	3,031
Amortization/Accretion of investments	13	709
(Gain) loss on sale/call of securities	—	—
(Gain) loss on sale of assets	(14,725)	(23)
Repossessed asset write downs, gains and losses on dispositions	383	150
FHLB stock dividends	(561)	(209)
Change in other assets and liabilities, net	961	(4,216)
Net Cash Provided By Operating Activities	14,749	8,847

Cash Flows From Investing Activities
Proceeds from maturities and calls of HTM securities	—	180
Proceeds from maturities, calls and sales of AFS securities	52,211	51,196
Funds invested in certificates of deposit	(250)	—
Funds invested in AFS securities	(309,922)	—
Funds invested in Federal Home Loan Bank stock	(4,265)	(8,929)
Proceeds from sale/redemption of Federal Home Loan Bank stock	8,724	2,425
Net increase in loans	(34,324)	(181,469)
Purchase of premises and equipment	(2,754)	(8,260)
Proceeds from sales of premises and equipment	14,901	276
Proceeds from sales of other real estate owned	318	101
Net Cash Used In Investing Activities	(275,361)	(144,480)

Cash Flows From Financing Activities
Net increase in deposits	420,831	91,217
Net (decrease) increase in federal funds purchased and short-term borrowings	(59,316)	6,217
Proceeds from long-term borrowings	—	155,000
Repayment of long-term borrowings	(43,023)	(1,625)
Proceeds from subordinated debentures	29,700	—
Proceeds from issuance of common stock	334	10,000
Dividends paid on preferred stock	(1,747)	(1,747)
Dividends paid on common stock	(5,001)	(5,373)
Net Cash Provided By Financing Activities	341,778	253,689

Net Increase In Cash and Cash Equivalents	81,166	118,056
Cash and Cash Equivalents at the Beginning of the Period	286,455	83,219
Cash and Cash Equivalents at the End of the Period	$367,621	$201,275

Noncash Activities:
Acquisition of real estate in settlement of loans	$423	$1,273

Cash Paid During The Period:
Interest on deposits and borrowed funds	$92,182	$62,545
Federal income taxes	$—	$3,100
State income taxes	$—	$330
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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations at September 30, 2024 and for the three and nine month periods ended September 30, 2024 and 2023 are not necessarily indicative of the results expected for the full year or any other interim period. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for credit losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and the valuation of investment securities.

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

Note 3. Securities

A summary comparison of securities by type at September 30, 2024 and December 31, 2023 is shown below.

	September 30, 2024				December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasuries	$255,310	$4	$(83)	$255,231	$50,048	$—	$(218)	$49,830
U.S. Government Agencies	—	—	—	—	—	—	—	—
Corporate debt securities	16,250	—	(864)	15,386	16,750	3	(1,279)	15,474
Municipal bonds	16,762	284	(269)	16,777	13,522	31	(372)	13,181
Collateralized mortgage obligations	24,698	307	—	25,005	—	—	—	—
Mortgage-backed securities	30,373	10	(184)	30,199	5,144	—	(144)	5,000
Total available for sale securities	$343,393	$605	$(1,400)	$342,598	$85,464	$34	$(2,013)	$83,485

Held to maturity:
U.S. Government Agencies	$266,545	$—	$(51,868)	$214,677	$265,896	$—	$(61,532)	$204,364
Corporate debt securities	54,963	2	(4,102)	50,863	54,822	—	(5,602)	49,220
Total held to maturity securities	$321,508	$2	$(55,970)	$265,540	$320,718	$—	$(67,134)	$253,584

The scheduled maturities of securities at September 30, 2024, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to calls or prepayments. Mortgage-backed securities are not due at a single maturity because of amortization and potential prepayment of the underlying mortgages. For this reason, they are presented separately in the maturity table below:

	At September 30, 2024
(in thousands)	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$256,401	$256,327
Due after one year through five years	8,955	8,894
Due after five years through 10 years	20,201	19,529
Over 10 years	2,765	2,644
Subtotal	288,322	287,394
Collateralized mortgage obligations	24,698	25,005
Mortgage-backed securities	30,373	30,199
Total available for sale securities	$343,393	$342,598

Held to maturity:
Due in one year or less	$—	$—
Due after one year through five years	4,400	4,166
Due after five years through 10 years	137,617	123,086
Over 10 years	179,491	138,288
Total held to maturity securities	$321,508	$265,540

At September 30, 2024, $172.9 million of First Guaranty's securities were pledged to secure public funds deposits and borrowings. The pledged securities had a market value of $140.7 million as of September 30, 2024.

Accrued interest receivable on First Guaranty's investment securities was $2.5 million and $1.8 million at September 30, 2024 and December 31, 2023, respectively, and was included in accrued interest receivable on the consolidated balance sheet. First Guaranty had a $0.1 million allowance for credit losses related to the held to maturity portfolio at September 30, 2024 and December 31, 2023.

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at September 30, 2024.

				At September 30, 2024
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	9	$220,482	$(83)	—	$—	$—	9	$220,482	$(83)
Corporate debt securities	2	1,983	(17)	14	13,403	(847)	16	15,386	(864)
Municipal bonds	—	—	—	35	5,533	(269)	35	5,533	(269)
Collateralized mortgage obligations	—	—	—	—	—	—	—	—	—
Mortgage-backed securities	5	21,414	(94)	5	2,371	(90)	10	23,785	(184)
Total available for sale securities	16	$243,879	$(194)	54	$21,307	$(1,206)	70	$265,186	$(1,400)

Held to maturity:
U.S. Government Agencies	—	$—	$—	29	$214,677	$(51,868)	29	$214,677	$(51,868)
Corporate debt securities	—	—	—	56	50,536	(4,102)	56	50,536	(4,102)
Total held to maturity securities	—	$—	$—	85	$265,213	$(55,970)	85	$265,213	$(55,970)

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

As of September 30, 2024, 155 of First Guaranty's debt securities had unrealized losses totaling 9.8% of the individual securities' amortized cost basis and 8.6% of First Guaranty's total amortized cost basis of the investment securities portfolio. 139 of the 155 securities had been in a continuous loss position for over 12 months at such date. The 139 securities had an aggregate amortized cost basis of $343.7 million and an unrealized loss of $57.2 million at September 30, 2024. Management has the intent and ability to hold these debt securities until maturity or until anticipated recovery.

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

Corporate debt securities in a loss position consist primarily of corporate bonds issued by businesses in the financial, insurance, utility, manufacturing, industrial, consumer products and oil and gas industries. There was one held to maturity corporate security with a credit related impairment loss at September 30, 2024. First Guaranty believes that the remaining issuers will be able to fulfill the obligations of these securities based on evaluations described above. First Guaranty has the ability and intent to hold these securities until they recover, which could be at their maturity dates.

There were no charge-offs recognized on securities during the nine months ended September 30, 2024 and 2023. There were no provisions for credit losses recognized on securities during the nine months ended September 30, 2024 and 2023.

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

At September 30, 2024, First Guaranty's exposure to bond issuers that exceeded 10% of shareholders' equity is below:

	At September 30, 2024
(in thousands)	Amortized Cost	Fair Value
U.S. Government Treasuries (U.S.)	$255,310	$255,231
Federal Home Loan Bank (FHLB)	32,275	27,355
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	98,950	75,173
Federal Farm Credit Bank (FFCB)	139,099	115,843
Total	$525,634	$473,602

Note 4. Loans

The following table summarizes the components of First Guaranty's loan portfolio as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$323,123	11.6%	$399,435	14.5%
Farmland	39,569	1.4%	32,530	1.2%
1- 4 Family	471,885	17.0%	444,850	16.1%
Multifamily	162,243	5.8%	118,921	4.3%
Non-farm non-residential	1,165,552	42.0%	1,045,865	37.9%
Total Real Estate	2,162,372	77.8%	2,041,601	74.0%
Non-Real Estate:
Agricultural	47,552	1.7%	41,008	1.5%
Commercial and industrial (1)	274,441	9.9%	334,972	12.1%
Commercial leases	248,563	9.0%	285,415	10.4%
Consumer and other	45,672	1.6%	54,485	2.0%
Total Non-Real Estate	616,228	22.2%	715,880	26.0%
Total Loans Before Unearned Income	2,778,600	100.0%	2,757,481	100.0%
Unearned income	(8,949)		(8,773)
Total Loans Net of Unearned Income	$2,769,651		$2,748,708

(1) Includes PPP loans fully guaranteed by the SBA of $2.0 million and $2.8 million at September 30, 2024 and December 31, 2023, respectively.

Accrued interest receivable on First Guaranty's loans totaled $15.1 million and $13.9 million at September 30, 2024 and December 31, 2023, respectively, and is included in accrued interest receivable on the consolidated balance sheet. Accrued interest receivable is excluded from First Guaranty's estimate of the allowance for credit losses.

The following table summarizes fixed and floating rate loans by contractual maturity, excluding nonaccrual loans, as of September 30, 2024 and December 31, 2023 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	September 30, 2024			December 31, 2023
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$226,419	$208,350	$434,769	$268,864	$88,884	$357,748
More than one to five years	590,573	301,504	892,077	782,754	357,981	1,140,735
More than five to 15 years	83,380	292,301	375,681	88,490	269,918	358,408
Over 15 years	350,727	659,558	1,010,285	334,337	541,066	875,403
Subtotal	$1,251,099	$1,461,713	2,712,812	$1,474,445	$1,257,849	2,732,294
Nonaccrual loans			65,788			25,187
Total Loans Before Unearned Income			2,778,600			2,757,481
Unearned income			(8,949)			(8,773)
Total Loans Net of Unearned Income			$2,769,651			$2,748,708

Included in floating rate loans are loans that adjust to a floating rate following an initial fixed rate period. The initial fixed rate periods are typically one, three, or five years.

The following tables present the age analysis of past due loans at September 30, 2024 and December 31, 2023:

	As of September 30, 2024
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$1,476	$2,815	$4,291	$318,832	$323,123	$—
Farmland	4,000	1,189	5,189	34,380	39,569	—
1- 4 family	3,061	9,640	12,701	459,184	471,885	77
Multifamily	3,342	537	3,879	158,364	162,243	—
Non-farm non-residential	28,661	42,414	71,075	1,094,477	1,165,552	—
Total Real Estate	40,540	56,595	97,135	2,065,237	2,162,372	77
Non-Real Estate:
Agricultural	113	1,968	2,081	45,471	47,552	—
Commercial and industrial	4,520	3,711	8,231	266,210	274,441	—
Commercial leases	—	3,334	3,334	245,229	248,563	—
Consumer and other	931	257	1,188	44,484	45,672	—
Total Non-Real Estate	5,564	9,270	14,834	601,394	616,228	—
Total Loans Before Unearned Income	$46,104	$65,865	$111,969	$2,666,631	$2,778,600	$77
Unearned income					(8,949)
Total Loans Net of Unearned Income					$2,769,651

	As of December 31, 2023
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$1,281	$530	$1,811	$397,624	$399,435	$—
Farmland	97	836	933	31,597	32,530	—
1- 4 family	3,929	7,109	11,038	433,812	444,850	124
Multifamily	824	537	1,361	117,560	118,921	—
Non-farm non-residential	1,020	24,451	25,471	1,020,394	1,045,865	14,711
Total Real Estate	7,151	33,463	40,614	2,000,987	2,041,601	14,835
Non-Real Estate:
Agricultural	240	1,426	1,666	39,342	41,008	57
Commercial and industrial	2,483	1,976	4,459	330,513	334,972	395
Commercial leases	—	1,799	1,799	283,616	285,415	—
Consumer and other	1,037	1,810	2,847	51,638	54,485	—
Total Non-Real Estate	3,760	7,011	10,771	705,109	715,880	452
Total Loans Before Unearned Income	$10,911	$40,474	$51,385	$2,706,096	$2,757,481	$15,287
Unearned income					(8,773)
Total Loans Net of Unearned Income					$2,748,708

The tables above include $65.8 million and $25.2 million of nonaccrual loans at September 30, 2024 and December 31, 2023, respectively. See the tables below for more detail on nonaccrual loans.

The following is a summary of nonaccrual loans by class at the dates indicated:

	As of September 30, 2024
(in thousands)	With Related Allowance	Without Related Allowance	Total
Real Estate:
Construction & land development	$781	$2,034	$2,815
Farmland	788	401	1,189
1- 4 family	6,623	2,940	9,563
Multifamily	—	537	537
Non-farm non-residential	16,921	25,493	42,414
Total Real Estate	25,113	31,405	56,518
Non-Real Estate:
Agricultural	766	1,202	1,968
Commercial and industrial	1,756	1,955	3,711
Commercial leases	—	3,334	3,334
Consumer and other	257	—	257
Total Non-Real Estate	2,779	6,491	9,270
Total Nonaccrual Loans	$27,892	$37,896	$65,788

	As of December 31, 2023
(in thousands)	With Related Allowance	Without Related Allowance	Total
Real Estate:
Construction & land development	$530	$—	$530
Farmland	511	325	836
1- 4 family	5,417	1,568	6,985
Multifamily	—	537	537
Non-farm non-residential	8,730	1,010	9,740
Total Real Estate	15,188	3,440	18,628
Non-Real Estate:
Agricultural	399	970	1,369
Commercial and industrial	1,581	—	1,581
Commercial leases	—	1,799	1,799
Consumer and other	1,810	—	1,810
Total Non-Real Estate	3,790	2,769	6,559
Total Nonaccrual Loans	$18,978	$6,209	$25,187

The following table presents First Guaranty's loan portfolio by credit quality classification and origination year as of the date indicated:

	As of September 30, 2024
	Term Loans by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Real Estate:
Construction & land development:
Pass	$14,115	$113,269	$128,254	$18,245	$1,762	7,207	$14,640	$297,492
Special Mention	73	1,597	7,501	—	82	52	30	9,335
Substandard	6,905	6,083	1,213	611	246	1,153	—	16,211
Doubtful	—	—	—	85	—	—	—	85
Total Construction & land development	21,093	120,949	136,968	18,941	2,090	8,412	14,670	323,123
Current period gross charge-offs	—	—	39	—	—	—	—	39
Farmland
Pass	1,538	12,076	4,088	3,316	1,623	3,502	4,124	30,267
Special Mention	—	—	86	—	1,769	178	1,039	3,072
Substandard	—	381	—	2,645	2,574	630	—	6,230
Doubtful	—	—	—	—	—	—	—	—
Total Farmland	1,538	12,457	4,174	5,961	5,966	4,310	5,163	39,569
Current period gross charge-offs	—	—	258	—	—	—	—	258
1- 4 family
Pass	55,606	103,965	94,790	64,821	38,394	71,145	11,398	440,119
Special Mention	360	466	4,222	1,177	1,155	1,443	961	9,784
Substandard	—	4,195	3,117	4,930	1,551	4,403	3,497	21,693
Doubtful	—	—	73	—	—	143	73	289
Total 1- 4 family	55,966	108,626	102,202	70,928	41,100	77,134	15,929	471,885
Current period gross charge-offs	—	—	174	59	5	701	—	939
Multifamily
Pass	448	7,255	48,470	47,269	14,717	1,136	4,129	123,424
Special Mention	50	—	33,061	513	—	2,577	—	36,201
Substandard	—	—	2,081	—	—	537	—	2,618
Doubtful	—	—	—	—	—	—	—	—
Total Multifamily	498	7,255	83,612	47,782	14,717	4,250	4,129	162,243
Current period gross charge-offs	—	—	—	—	—	—	—	—
Non-farm non-residential
Pass	67,533	211,128	247,366	105,637	99,855	257,246	51,090	1,039,855
Special Mention	—	2,015	356	2,426	382	26,046	2,178	33,403
Substandard	1,179	2,595	37,208	43,944	926	2,867	3,509	92,228
Doubtful	—	—	—	—	66	—	—	66
Total non-farm non-residential	68,712	215,738	284,930	152,007	101,229	286,159	56,777	1,165,552
Current period gross charge-offs	—	3,792	88	—	331	836	—	5,047
Total Real Estate	147,807	465,025	611,886	295,619	165,102	380,265	96,668	2,162,372

Non-Real Estate:
Agricultural
Pass	2,462	3,042	8,219	2,928	1,158	3,350	21,031	42,190
Special Mention	—	112	1,796	10	144	118	201	2,381
Substandard	147	27	—	663	153	1,957	12	2,959
Doubtful	—	—	—	—	—	22	—	22
Total Agricultural	2,609	3,181	10,015	3,601	1,455	5,447	21,244	47,552
Current period gross charge-offs	—	—	—	33	—	—	—	33
Commercial and industrial
Pass	21,435	28,387	17,916	42,486	40,162	14,767	87,358	252,511

Special Mention	4,375	515	42	51	48	56	614	5,701
Substandard	28	330	829	989	285	1,326	12,442	16,229
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and industrial	25,838	29,232	18,787	43,526	40,495	16,149	100,414	274,441
Current period gross charge-offs	126	525	857	503	2,168	342	—	4,521
Commercial leases
Pass	51,022	63,397	62,373	44,402	4,115	780	—	226,089
Special Mention	—	—	19,140	—	—	—	—	19,140
Substandard	—	—	3,334	—	—	—	—	3,334
Doubtful	—	—	—	—	—	—	—	—
Total Commercial leases	51,022	63,397	84,847	44,402	4,115	780	—	248,563
Current period gross charge-offs	—	—	—	—	—	—	—	—
Consumer and other loans
Pass	7,689	16,372	5,092	3,821	4,814	6,782	—	44,570
Special Mention	—	30	45	121	33	8	—	237
Substandard	33	178	281	291	37	45	—	865
Doubtful	—	—	—	—	—	—	—	—
Total Consumer and other loans	7,722	16,580	5,418	4,233	4,884	6,835	—	45,672
Current period gross charge-offs	286	685	912	602	256	96	—	2,837
Total Non-Real Estate	87,191	112,390	119,067	95,762	50,949	29,211	121,658	616,228
Total Loans
Pass	221,848	558,891	616,568	332,925	206,600	365,915	193,770	2,496,517
Special Mention	4,858	4,735	66,249	4,298	3,613	30,478	5,023	119,254
Substandard	8,292	13,789	48,063	54,073	5,772	12,918	19,460	162,367
Doubtful	—	—	73	85	66	165	73	462
Total Loans Before Unearned Income	$234,998	$577,415	$730,953	$391,381	$216,051	$409,476	$218,326	$2,778,600
Unearned income								(8,949)
Total Loans Net of Unearned Income								$2,769,651
Total Current Period Gross Charge-offs	$412	$5,002	$2,328	$1,197	$2,760	$1,975	$—	$13,674

	As of December 31, 2023
	Term Loans by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Real Estate:
Construction & land development:
Pass	$134,527	$140,068	$75,884	$3,369	$8,533	11,940	$18,907	$393,228
Special Mention	789	1,579	170	—	90	250	—	2,878
Substandard	—	716	458	263	94	1,668	—	3,199
Doubtful	—	39	91	—	—	—	—	130
Total Construction & land development	135,316	142,402	76,603	3,632	8,717	13,858	18,907	399,435
Current period gross charge-offs	—	—	—	—	—	—	—	—
Farmland
Pass	9,513	4,032	3,340	1,768	253	2,730	2,162	23,798
Special Mention	—	194	—	514	—	359	—	1,067
Substandard	—	251	1,369	3,877	115	653	1,355	7,620
Doubtful	—	—	—	—	—	—	45	45
Total Farmland	9,513	4,477	4,709	6,159	368	3,742	3,562	32,530
Current period gross charge-offs	—	—	—	—	—	—	—	—

1- 4 family
Pass	112,636	110,978	70,599	41,766	19,542	47,374	17,215	420,110
Special Mention	1,307	2,505	749	1,544	775	997	667	8,544
Substandard	48	2,625	5,368	1,357	1,956	3,086	773	15,213
Doubtful	—	122	391	—	239	159	72	983
Total 1- 4 family	113,991	116,230	77,107	44,667	22,512	51,616	18,727	444,850
Current period gross charge-offs	—	—	—	—	—	964	—	964
Multifamily
Pass	9,945	76,217	6,121	15,131	1,877	2,311	5,110	116,712
Special Mention	—	—	—	—	—	1,648	24	1,672
Substandard	—	—	—	—	—	537	—	537
Doubtful	—	—	—	—	—	—	—	—
Total Multifamily	9,945	76,217	6,121	15,131	1,877	4,496	5,134	118,921
Current period gross charge-offs	—	—	—	—	—	—	—	—
Non-farm non-residential
Pass	162,234	247,182	111,054	88,039	73,797	256,032	33,907	972,245
Special Mention	708	369	1,014	388	15,846	5,191	1,525	25,041
Substandard	247	18,930	18,488	—	—	6,125	4,723	48,513
Doubtful	—	—	—	66	—	—	—	66
Total non-farm non-residential	163,189	266,481	130,556	88,493	89,643	267,348	40,155	1,045,865
Current period gross charge-offs	—	—	—	138	—	—	—	138
Total Real Estate	431,954	605,807	295,096	158,082	123,117	341,060	86,485	2,041,601

Non-Real Estate:
Agricultural
Pass	2,555	10,406	3,142	1,336	1,532	2,378	16,259	37,608
Special Mention	—	104	—	81	—	—	25	210
Substandard	—	—	692	279	20	2,100	57	3,148
Doubtful	—	—	—	—	—	42	—	42
Total Agricultural	2,555	10,510	3,834	1,696	1,552	4,520	16,341	41,008
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial
Pass	41,105	27,800	48,097	53,585	5,613	27,634	119,886	323,720
Special Mention	63	37	4,382	146	—	53	598	5,279
Substandard	45	283	178	602	27	4,531	145	5,811
Doubtful	—	—	—	—	—	162	—	162
Total Commercial and industrial	41,213	28,120	52,657	54,333	5,640	32,380	120,629	334,972
Current period gross charge-offs	29	791	133	532	—	209	—	1,694
Commercial leases
Pass	74,456	117,566	67,615	6,087	4,428	—	—	270,152
Special Mention	—	11,867	1,597	—	—	—	—	13,464
Substandard	—	1,799	—	—	—	—	—	1,799
Doubtful	—	—	—	—	—	—	—	—
Total Commercial leases	74,456	131,232	69,212	6,087	4,428	—	—	285,415
Current period gross charge-offs	—	—	—	—	—	—	—	—
Consumer and other loans
Pass	21,257	8,770	6,463	6,164	650	7,887	150	51,341
Special Mention	36	151	255	87	15	19	—	563
Substandard	164	1,077	790	265	86	68	—	2,450
Doubtful	—	—	34	79	2	16	—	131
Total Consumer and other loans	21,457	9,998	7,542	6,595	753	7,990	150	54,485
Current period gross charge-offs	598	1,126	820	359	28	44	—	2,975
Total Non-Real Estate	139,681	179,860	133,245	68,711	12,373	44,890	137,120	715,880
Total Loans

Pass	568,228	743,019	392,315	217,245	116,225	358,286	213,596	2,608,914
Special Mention	2,903	16,806	8,167	2,760	16,726	8,517	2,839	58,718
Substandard	504	25,681	27,343	6,643	2,298	18,768	7,053	88,290
Doubtful	—	161	516	145	241	379	117	1,559
Total Loans Before Unearned Income	$571,635	$785,667	$428,341	$226,793	$135,490	$385,950	$223,605	$2,757,481
Unearned income								(8,773)
Total Loans Net of Unearned Income								$2,748,708
Total Current Period Gross Charge-offs	$627	$1,917	$953	$1,029	$28	$1,217	$—	$5,771

Note 5. Allowance for Credit Losses on Loans

A summary of changes in the allowance for credit losses, by portfolio type, for the nine months ended September 30, 2024 and 2023 are as follows:

	For the Nine Months Ended September 30,
	2024
(in thousands)	Beginning Allowance (12/31/2023)	Charge-offs	Recoveries	Provision	Ending Allowance (9/30/2024)
Real Estate:
Construction & land development	$5,845	$(39)	$1	$(954)	$4,853
Farmland	36	(258)	—	272	50
1- 4 family	6,653	(939)	13	1,990	7,717
Multifamily	1,614	—	—	(156)	1,458
Non-farm non-residential	10,596	(5,047)	45	8,065	13,659
Total Real Estate	24,744	(6,283)	59	9,217	27,737
Non-Real Estate:
Agricultural	97	(33)	26	174	264
Commercial and industrial	2,711	(4,521)	157	3,251	1,598
Commercial leases	1,948	—	—	147	2,095
Consumer and other	1,426	(2,837)	474	2,524	1,587
Unallocated	—	—	—	—	—
Total Non-Real Estate	6,182	(7,391)	657	6,096	5,544
Total	$30,926	$(13,674)	$716	$15,313	$33,281

	For the Nine Months Ended September 30,
	2023
(in thousands)	Beginning Allowance (12/31/2022)	ASC 326 Adoption Day 1 Adjustment	Charge-offs	Recoveries	Provision	Ending Allowance (9/30/2023)
Real Estate:
Construction & land development	$1,232	$1,891	$—	$7	$485	$3,615
Farmland	83	(39)	—	—	16	60
1- 4 family	1,761	3,465	(101)	8	1,165	6,298
Multifamily	746	1,418	—	—	(21)	2,143
Non-farm non-residential	9,280	307	(138)	221	2,203	11,873
Total Real Estate	13,102	7,042	(239)	236	3,848	23,989
Non-Real Estate:
Agricultural	240	(98)	—	410	(423)	129
Commercial and industrial	2,194	2,971	(74)	181	(1,717)	3,555
Commercial leases	4,879	(162)	—	—	(2,633)	2,084
Consumer and other	2,506	(1,042)	(1,732)	338	1,416	1,486
Unallocated	597	(591)	—	—	687	693
Total Non-Real Estate	10,416	1,078	(1,806)	929	(2,670)	7,947
Total	$23,518	$8,120	$(2,045)	$1,165	$1,178	$31,936

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio and by recoveries. The result is an allocation of the credit loss reserve from one category to another.

A summary of the allowance along with loans and leases individually and collectively evaluated are as follows:

	As of September 30, 2024
(in thousands)	Allowance Individually Evaluated	Allowance Collectively Evaluated	Total Allowance for Credit Losses	Loans Individually Evaluated	Loans Collectively Evaluated	Total Loans before Unearned Income
Real Estate:
Construction & land development	$403	$4,450	$4,853	$2,437	$320,686	$323,123
Farmland	—	50	50	5,597	33,972	39,569
1- 4 family	430	7,287	7,717	3,402	468,483	471,885
Multifamily	—	1,458	1,458	537	161,706	162,243
Non-farm non-residential	4,127	9,532	13,659	40,744	1,124,808	1,165,552
Total Real Estate	4,960	22,777	27,737	52,717	2,109,655	2,162,372
Non-Real Estate:
Agricultural	167	97	264	2,160	45,392	47,552
Commercial and industrial	5	1,593	1,598	2,167	272,274	274,441
Commercial leases	—	2,095	2,095	3,334	245,229	248,563
Consumer and other	—	1,587	1,587	—	45,672	45,672
Unallocated	—	—	—	—	—	—
Total Non-Real Estate	172	5,372	5,544	7,661	608,567	616,228
Total	$5,132	$28,149	$33,281	$60,378	$2,718,222	2,778,600
Unearned Income						(8,949)
Total Loans Net of Unearned Income						$2,769,651

All loans individually evaluated for impairment as of September 30, 2024 were considered collateral dependent loans.

	As of December 31, 2023
(in thousands)	Allowance Individually Evaluated	Allowance Collectively Evaluated	Total Allowance for Credit Losses	Loans Individually Evaluated	Loans Collectively Evaluated	Total Loans before Unearned Income
Real Estate:
Construction & land development	$—	$5,845	$5,845	$1,389	$398,046	$399,435
Farmland	—	36	36	5,670	26,860	32,530
1- 4 family	316	6,337	6,653	5,066	439,784	444,850
Multifamily	—	1,614	1,614	537	118,384	118,921
Non-farm non-residential	3,047	7,549	10,596	46,571	999,294	1,045,865
Total Real Estate	3,363	21,381	24,744	59,233	1,982,368	2,041,601
Non-Real Estate:
Agricultural	1	96	97	1,466	39,542	41,008
Commercial and industrial	758	1,953	2,711	4,464	330,508	334,972
Commercial leases	—	1,948	1,948	1,799	283,616	285,415
Consumer and other	—	1,426	1,426	—	54,485	54,485
Unallocated	—	—	—	—	—	—
Total Non-Real Estate	759	5,423	6,182	7,729	708,151	715,880
Total	$4,122	$26,804	$30,926	$66,962	$2,690,519	2,757,481
Unearned Income						(8,773)
Total loans net of unearned income						$2,748,708

All loans individually evaluated for impairment as of December 31, 2023 were considered collateral dependent loans.

Note 6. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment testing. Other intangible assets continue to be amortized over their useful lives. First Guaranty's goodwill is the difference in purchase price over the fair value of net assets acquired from its acquisition of Homestead Bancorp in 2007, Premier Bancshares, Inc. in 2017 and Union Bancshares, Incorporated in 2019. Goodwill totaled $12.9 million at September 30, 2024 and December 31, 2023. No impairment charges have been recognized on First Guaranty's intangible assets since acquisition. Loan servicing assets totaled $0.4 million at September 30, 2024 and $0.5 million at December 31, 2023. Other intangible assets recorded include core deposit intangibles, which are subject to amortization. The weighted-average amortization period remaining for First Guaranty's core deposit intangibles is 4.5 years at September 30, 2024. The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions.

Note 7. Other Real Estate (ORE)

Other real estate owned consists of the following at the dates indicated:

(in thousands)	September 30, 2024	December 31, 2023
Real Estate Owned Acquired by Foreclosure:
Residential	$267	$309
Construction & land development	203	251
Non-farm non-residential	690	690
Total Other Real Estate Owned and Foreclosed Property	1,160	1,250
Allowance for Other Real Estate Owned losses	—	—
Net Other Real Estate Owned and Foreclosed Property	$1,160	$1,250

Loans secured by one-to-four family residential properties in the process of foreclosure totaled $1.4 million as of September 30, 2024.

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

Below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at September 30, 2024 and December 31, 2023:

Contract Amount

(in thousands)	September 30, 2024	December 31, 2023
Commitments to Extend Credit	$168,608	$304,218
Unfunded Commitments under lines of credit	$183,222	$214,546
Commercial and Standby letters of credit	$13,368	$13,971

Allowance For Credit Losses - Off- Balance-Sheet Credit Exposures

The provision for credit losses on unfunded commitments was a reversal of $1.3 million for the nine months ended September 30, 2024. The ACL on off-balance-sheet credit exposures total $1.5 million at September 30, 2024 and $2.8 million at December 31, 2023 and is included in other liabilities on the accompanying consolidated balance sheets.

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

Note 9. Leases

First Guaranty’s primary leasing activities relate to certain real estate leases of a portion of the main office, certain branches, and certain ATM locations. These leases have all been designated as operating leases. First Guaranty does not lease equipment under operating leases, and does not have leases designated as financing leases.

On June 28, 2024 First Guaranty sold three properties owned by it, two stand-alone branches and a portion of the headquarters building which also contains a branch, to a partnership owned by certain directors of First Guaranty. The aggregate purchase price was approximately $14.7 million. All of the properties are located in Louisiana.

First Guaranty concurrently entered into absolute net lease agreements with the partnership under which First Guaranty will lease each of the properties. Each of the lease agreements has an initial term of 15 years with specified renewal options. Annual payments due under the leases total approximately $1.3 million. The sale-leaseback transaction resulted in a pre-tax gain of approximately $13.3 million.

First Guaranty recorded operating right-of-use ("ROU") assets and corresponding lease liabilities of $11.5 million and $11.5 million, respectively.

Information concerning First Guaranty’s leases is as follows:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Weighted-average lease term (in years)	14.5	4.8
Weighted-average discount rate	7.9%	2.9%

First Guaranty’s operating lease ROU assets were $11.7 million and $0.3 million at September 30, 2024 and December 31, 2023, respectively, and the related operating lease liabilities were $11.8 million and $0.3 million, respectively. The ROU asset is included in Other Assets on the balance sheet, and the related operating lease liabilities are included in Other liabilities.

Operating lease expense, including short-term leases, is included in occupancy expense in the amount of $0.6 million and $0.3 million for the nine months end September 30, 2024 and 2023, respectively. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Cash payment for amounts included in the measurement of lease liabilities of $0.4 million and $0.1 million were included in operating cash flows for the respective nine-month periods.

The following table reports minimum lease payments under non-cancelable operating leases at September 30, 2024:

(in thousands)
Remainder of 2024	$352
2025	1,406
2026	1,406
2027	1,406
2028	1,351
Thereafter	13,519
Total lease payments	19,440
Less: interest	(7,689)
Present value of lease liabilities	$11,751

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified within Level 3 in First Guaranty's portfolio as of September 30, 2024 includes corporate debt and municipal securities.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	September 30, 2024	December 31, 2023
Available for Sale Securities Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$255,231	$49,830
Level 2: Significant Other Observable Inputs	77,328	23,172
Level 3: Significant Unobservable Inputs	10,039	10,483
Securities available for sale measured at fair value	$342,598	$83,485

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

The change in Level 1 securities available for sale from December 31, 2023 to September 30, 2024 was due to a net increase in Treasury bills of $205.4 million. There were no transfers between Level 2 and Level 3 from December 31, 2023 to September 30, 2024. There were no transfers between Level 1 and 2 securities available for sale from December 31, 2023 to September 30, 2024.

The following table reconciles assets measured at fair value on a recurring basis using unobservable inputs (Level 3):

Level 3 Changes
(in thousands)	September 30, 2024
Balance, beginning of year	$10,483
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	79
Purchases, sales, issuances and settlements, net	(523)
Transfers in and/or out of Level 3	—
Balance as of end of period	$10,039

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held as of September 30, 2024.

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of September 30, 2024 and December 31, 2023, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At September 30, 2024	At December 31, 2023
Fair Value Measurements Using: Loans Individually Evaluated for Impairment
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	—	—
Level 3: Significant Unobservable Inputs	38,609	8,083
Loans individually evaluated for impairment measured at fair value	$38,609	$8,083

Fair Value Measurements Using: Other Real Estate Owned
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	560	1,250
Level 3: Significant Unobservable Inputs	600	—
Other real estate owned measured at fair value	$1,160	$1,250

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

Other Unrecognized Financial Instruments.

The fair value of commitments to extend credit is estimated using the fees charged to enter into similar legally binding agreements, taking into account the remaining terms of the agreements and customers' credit ratings. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit are based on fees charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2024 and December 31, 2023, the fair value of guarantees under commercial and standby letters of credit was not material.

The carrying amounts and estimated fair values of financial instruments at September 30, 2024 were as follows:

	Fair Value Measurements at September 30, 2024 Using
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets
Cash and due from banks	$362,855	$362,855	$—	$—	$362,855
Federal funds sold	4,766	4,766	—	—	4,766
Securities, available for sale	342,598	255,231	77,328	10,039	342,598
Securities, held for maturity	321,428	—	265,540	—	265,540
Loans held for sale	—	—	—	—	—
Loans, net	2,736,370	—	—	2,612,913	2,612,913
Cash surrender value of BOLI	5,973	—	—	5,973	5,973
Accrued interest receivable	17,660	—	—	17,660	17,660

Liabilities
Deposits	$3,429,925	$—	$—	$3,439,377	3,439,377
Short-term advances from Federal Home Loan Bank	—			—	—
Short-term borrowings	—	—	—	—	—
Repurchase agreements	6,981	—	—	7,031	7,031
Accrued interest payable	17,750	—	—	17,750	17,750
Long-term advances from Federal Home Loan Bank	135,000	—	—	137,374	137,374
Senior long-term debt	16,163	—	—	16,281	16,281
Junior subordinated debentures	44,730	—	—	44,730	44,730

The carrying amounts and estimated fair values of financial instruments at December 31, 2023 were as follows:

		Fair Value Measurements at December 31, 2023 Using
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets
Cash and due from banks	$286,114	$286,114	$—	$—	$286,114
Federal funds sold	341	341	—	—	341
Securities, available for sale	83,485	49,830	23,172	10,483	83,485
Securities, held for maturity	320,638	—	253,584	—	253,584
Loans, net	2,717,782	—	—	2,581,979	2,581,979
Cash surrender value of BOLI	5,861	—	—	5,861	5,861
Accrued interest receivable	15,713	—	—	15,713	15,713

Liabilities
Deposits	$3,009,094	$—	$—	$3,001,498	3,001,498
Short-term advances from Federal Home Loan Bank	50,000	—	—	50,000	50,000
Short-term borrowings	10,000	—	—	10,000	10,000
Repurchase agreements	6,297	—	—	6,285	6,285
Accrued interest payable	11,807	—	—	11,807	11,807
Long-term advances from Federal Home Loan Bank	155,000	—	—	152,299	152,299
Senior long-term debt	39,099	—	—	39,304	39,304
Junior subordinated debentures	15,000	—	—	15,000	15,000

There is no material difference between the contract amount and the estimated fair value of off-balance sheet items that are primarily comprised of short-term unfunded loan commitments that are generally at market prices.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of First Guaranty's financial condition and results of operations is intended to highlight the significant factors affecting First Guaranty's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data at September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly First Guaranty's financial position and results of operations for such periods.

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

Third Quarter and Nine Months Ended September 30, 2024 Financial Overview

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

Financial highlights for the third quarter and nine months ended September 30, 2024 are as follows:

•Total assets increased $371.2 million and were $3.9 billion at September 30, 2024 and $3.6 billion at December 31, 2023. Total loans at September 30, 2024 were $2.8 billion, an increase of $20.9 million, or 0.8%, compared with December 31, 2023. Total deposits were $3.4 billion at September 30, 2024, an increase of $420.8 million, or 14.0%, compared with December 31, 2023. Retained earnings were $72.7 million at September 30, 2024, an increase of $4.7 million compared to $68.0 million at December 31, 2023. Shareholders' equity was $256.4 million and $249.6 million at September 30, 2024 and December 31, 2023, respectively.

•Net income for the third quarter of 2024 and 2023 was $1.9 million and $1.8 million, respectively, an increase of $0.2 million or 8.7%. Net income for the nine months ended September 30, 2024 and 2023 was $11.4 million and $7.9 million, respectively, an increase of $3.5 million or 44.5%.

•Earnings per common share were $0.11 and $0.10 for the third quarter of 2024 and 2023, respectively, and $0.78 and $0.56 for the nine months ended September 30, 2024 and 2023, respectively. Total weighted average shares outstanding were 12,504,717 and 11,431,083 for the third quarter of 2024 and 2023, respectively, and 12,499,799 and 11,022,919 for the nine months ended September 30, 2024 and 2023, respectively. The change in shares was due to the issuance of 44,341 and 29,293 shares of common stock under the Equity Bonus Plan during the fourth quarter of 2023 and the first quarter of 2024, respectively, and the issuance of 1,714,287 shares of common stock under private placement in 2023.

•The allowance for credit losses was $33.3 million or 1.20% of total loans at September 30, 2024 compared to $30.9 million or 1.13% at December 31, 2023.

•Net interest income for the third quarter of 2024 was $22.7 million compared to $20.4 million for the same period in 2023. Net interest income for the nine months ended September 30, 2024 was $65.9 million compared to $63.7 million for the nine months ended September 30, 2023.

•The provision for credit losses for the third quarter of 2024 was $4.9 million compared to $0.6 million for the same period in 2023. The provision for credit losses for the nine months ended September 30, 2024 was $14.0 million compared to $1.5 million for the nine months ended September 30, 2023.

•Charge-offs were $13.7 million during the first nine months ended September 30, 2024 and $2.0 million during the same period in 2023. Recoveries totaled $0.7 million during the first nine months ended September 30, 2024 and $1.2 million during the same period in 2023.

•Net gains on the sale of loans for the third quarter of 2024 were $1.5 million compared to $0 for the same period in 2023. Net gains on the sale of loans for the nine months ended September 30, 2024 were $1.5 million compared to $12,000 for the nine months ended September 30, 2023.

•First Guaranty had $1.2 million of other real estate owned as of September 30, 2024 compared to $1.3 million at December 31, 2023.

•The net interest margin for the three months ended September 30, 2024 was 2.51% which was a decrease of three basis points from the net interest margin of 2.54% for the same period in 2023. The net interest margin for the nine months ended September 30, 2024 was 2.52% which was a decrease of 23 basis points from the net interest margin of 2.75% for the same period in 2023. First Guaranty attributed the decrease in the net interest margin to the increase in market interest rates that began in 2022 and continued through 2023 that increased the cost of liabilities. Loans as a percentage of average interest earning assets decreased to 80.0% at September 30, 2024 compared to 83.2% at September 30, 2023.

•Investment securities totaled $664.0 million at September 30, 2024, an increase of $259.9 million when compared to $404.1 million at December 31, 2023. At September 30, 2024, available for sale securities, at fair value, totaled $342.6 million, an increase of $259.1 million when compared to $83.5 million at December 31, 2023. The increase in available for sale securities was primarily due to purchase of Treasury securities. At September 30, 2024, held to maturity securities, at amortized cost and net of the allowance for credit losses totaled $321.4 million, an increase of $0.8 million when compared to $320.6 million at December 31, 2023. The allowance for credit losses for HTM securities was $0.1 million at September 30, 2024 and December 31, 2023.

•Total loans net of unearned income were $2.8 billion at September 30, 2024, a net increase of $20.9 million from December 31, 2023. Total loans net of unearned income are reduced by the allowance for credit losses which totaled $33.3 million at September 30, 2024 and $30.9 million at December 31, 2023, respectively.

•Nonaccrual loans increased $40.6 million to $65.8 million at September 30, 2024 compared to $25.2 million at December 31, 2023. The increase in total nonaccrual loans was concentrated primarily in one commercial real estate relationship that totaled $37.0 million. This relationship is comprised of five loans secured by real estate located in the Midwest. $13.9 million of this relationship was previously reported in 90 day plus but still accruing at December 31, 2023.

•Return on average assets for the three months ended September 30, 2024 and 2023 was 0.21%, for each period. Return on average assets for the nine months ended September 30, 2024 and 2023 was 0.42% and 0.33%, respectively. Return on average common equity for the three months ended September 30, 2024 and 2023 was 2.40% and 2.27%, respectively. Return on average common equity for the nine months ended September 30, 2024 and 2023 was 5.87% and 4.06%, respectively. Return on average assets is calculated by dividing annualized net income by average assets. Return on average common equity is calculated by dividing annualized net income by average common equity.

•Book value per common share was $17.86 as of September 30, 2024 compared to $17.36 as of December 31, 2023. The increase was due primarily to the recent issuance of new shares and changes in accumulated other comprehensive income ("AOCI"). AOCI is comprised of unrealized gains and losses on available for sale securities, including unrealized losses on available for sale securities at the time of transfer to held to maturity.

•First Guaranty's Board of Directors declared cash dividends of $0.08 and $0.16 per common share in the third quarter of 2024 and 2023. First Guaranty has paid 125 consecutive quarterly dividends as of September 30, 2024.

•First Guaranty paid preferred stock dividends of $1.7 million during the first nine months of 2024 and 2023.

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

•First Guaranty is conducting a goodwill impairment test as of October 1, 2024, its annual testing date. In light of First Guaranty’s stock price performing under book value, and First Guaranty’s recent earnings results, it is possible that a goodwill impairment charge will be taken in the fourth quarter of 2024. First Guaranty's last goodwill testing date was October 1, 2023. First Guaranty’s impairment testing will include an evaluation of the entity fair value, and other testing as considered necessary.

Financial Condition

Changes in Financial Condition from December 31, 2023 to September 30, 2024

Assets

Total assets at September 30, 2024 were $3.9 billion, an increase of $371.2 million, or 10.4%, from December 31, 2023. Assets increased primarily due to increases in investment securities of $259.9 million, cash and cash equivalents of $81.2 million and net loans of $18.6 million at September 30, 2024 compared to December 31, 2023.

Loans

Net loans increased $18.6 million, or 0.7%, to $2.7 billion at September 30, 2024 from December 31, 2023. Non-farm non-residential loan balances increased $119.7 million due to new originations. Multifamily loans increased $43.3 million primarily due to the conversion of existing construction loans to permanent financing and the origination of new loans. One-to-four family residential loans increased $27.0 million primarily due to new originations. Farmland loans increased $7.0 million primarily due to seasonal activity. Agricultural loans increased $6.5 million due to seasonal activity. Consumer and other loans decreased $8.8 million primarily due to paydowns. Commercial lease loan balances decreased $36.9 million primarily due to paydowns. First Guaranty's commercial lease portfolio generally has higher yields than commercial real estate loans but shorter average lives. Commercial and industrial loans decreased $60.5 million primarily due to paydowns. Construction and land development loans decreased $76.3 million principally due to the sale of guaranteed loans and the conversion of existing loans to permanent financing. First Guaranty had approximately 3.2% of funded and 1.8% of unfunded commitments in our loan portfolio to businesses engaged in support or service activities for oil and gas operations. First Guaranty's hotel and hospitality portfolio totaled $182.2 million at September 30, 2024. As part of the management of risks in our loan portfolio, First Guaranty had previously established an internal guidance limit of approximately $200.0 million for its hotel and hospitality portfolio. First Guaranty had $409.0 million in loans related to our Texas markets at September 30, 2024 which was an increase of $33.4 million or 8.9% from $375.7 million at December 31, 2023. First Guaranty anticipates additional growth opportunities in Texas. First Guaranty had $346.0 million in loans related to our new Mideast markets in Kentucky and West Virginia at September 30, 2024 compared to $278.1 million at December 31, 2023. Syndicated loans at September 30, 2024 were $52.3 million, of which $27.9 million were shared national credits. Syndicated loans decreased $24.4 million from $76.7 million at December 31, 2023.

As of September 30, 2024, 77.8% of our loan portfolio was secured by real estate. The largest portion of our loan portfolio, at 42.0% as of September 30, 2024, was non-farm non-residential loans secured by real estate. Approximately 53.9% of the loan portfolio was based on a floating rate tied to the prime rate, Secured Overnight Financing Rate ("SOFR"), or Treasury rates as of September 30, 2024. 48.9% of the loan portfolio is scheduled to mature within five years from September 30, 2024.

Commercial real estate (“CRE”) has received increased regulatory scrutiny in recent quarters due to valuation concerns associated with the increase in market interest rates and the impact of the COVID-19 pandemic. First Guaranty has utilized enhanced risk management practices for CRE concentration analysis for several years. First Guaranty Bank’s credit department conducts an annual stress test for CRE related loans that is presented to the Bank’s board of directors. The stress test analyzes the impact of changes in interest rates and cash flow on loan customers with credit exposures of $2.5 million or greater. First Guaranty generally requires personal guarantees on CRE loans. First Guaranty generally approves CRE loans with loan-to-values of 80% or less. First Guaranty also generally requires for construction related CRE loans that the borrower provides their equity contribution upfront before loan funds are advanced.

First Guaranty has diversified its CRE portfolio across both industries and geographic location. The following is a summary of the largest CRE related loans associated with hotel and motels, office properties, apartment complexes, healthcare related properties, and properties under construction as of September 30, 2024. First Guaranty does not finance standalone multi-story office buildings in major metropolitan areas. The largest CRE loan secured by a hotel or motel totaled $20.0 million. The property is a flagged hotel located in Texas. The largest CRE loan secured by an office related property totaled $21.4 million and is located in West Virginia. The largest CRE loan secured by an apartment complex totaled $41.5 million secured by a property located in Louisiana. First Guaranty also holds a $26.0 million loan secured by an apartment complex that is located in Texas. The largest healthcare related loan is a $32.9 million property secured by an assisted living center located in Alabama. The largest CRE loan under construction totaled $31.5 million for an apartment renovation project in Louisiana. First Guaranty also has a $29.6 million loan for land development secured by a property located in Texas.

The increase in classified assets at September 30, 2024 as compared to December 31, 2023 was due to a $74.1 million increase in substandard loans offset by a $1.1 million decrease in doubtful loans. The increase in substandard loans was primarily the result of downgrades during the second quarter of 2024 of two related commercial loan relationships, with balances of $24.0 million and $18.2 million, from pass to substandard status, and one commercial loan relationship totaling $28.7 million downgraded during the third quarter of 2024, from special mention to substandard status. The $28.7 million commercial loan relationship was pass status at December 31, 2023. The decrease in doubtful loans was primarily the result of the payoff of a $0.4 million one-to-four family loan classified as doubtful during the first quarter of 2024. Special mention loans increased by $60.5 million in 2024. The increase in special mention loans was primarily the result of downgrades during the third quarter of 2024 of one multifamily loan totaling $26.0 million, one commercial lease loan relationship totaling $19.1 million, and one commercial real estate loan relationship totaling $8.6 million, from pass to special mention status.

Net loans are reduced by the allowance for credit losses which totaled $33.3 million at September 30, 2024 and $30.9 million at December 31, 2023. First Guaranty adopted ASC 326 effective January 1, 2023 and recorded a cumulative adjustment to the allowance of $7.0 million. Loan charge-offs were $13.7 million during the first nine months of 2024 and $2.0 million during the same period in 2023. Recoveries totaled $0.7 million during the first nine months of 2024 and $1.2 million during the same period in 2023. The provision for credit losses totaled $14.0 million for the first nine months of 2024 and $1.5 million for the same period in 2023. See Note 4 of the Notes to Consolidated Financial Statements for more information on loans and Note 5 for more information on the allowance for credit losses.

Investment Securities

Investment securities at September 30, 2024 totaled $664.0 million, an increase of $259.9 million compared to $404.1 million at December 31, 2023. The portfolio consists of both available for sale (AFS) and held to maturity securities (HTM). The securities designated as held to maturity are agency and corporate debt securities that are part of First Guaranty’s investment strategy and public funds collateralization program. We purchase securities for our investment portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and meet pledging requirements for public funds and borrowings.

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

Our available for sale securities portfolio totaled $342.6 million at September 30, 2024, an increase of $259.1 million, or 310.4%, compared to $83.5 million at December 31, 2023. The increase was primarily due to the purchase of U.S. Treasury securities.

Our held to maturity securities portfolio totaled $321.4 million at September 30, 2024, an increase of $0.8 million, or 0.2%, compared to $320.6 million at December 31, 2023.

At September 30, 2024, $256.3 million, or 38.6%, of the securities portfolio was scheduled to mature in less than one year. $13.3 million, or 2.0%, of the securities portfolio, not including collateralized mortgage obligations and mortgage-backed securities, were scheduled to mature between one and five years. The majority of these securities were corporate bonds. $157.1 million, or 23.7%, of the securities portfolio, not including collateralized mortgage obligations and mortgage-backed securities, were scheduled to mature between five and ten years. Securities, not including collateralized mortgage obligations and mortgage-backed securities, with contractual maturity dates over 10 years totaled $182.1 million, or 27.4%, of the total securities portfolio at September 30, 2024. The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates. Prepayments of mortgages that collateralize mortgage-backed securities also affect the maturity of the securities portfolio. Based on internal forecasts as of September 30, 2024, management believes that the securities portfolio has a forecasted weighted average life of approximately 6.32 years based on the current interest rate environment. The portfolio had an estimated effective duration of 4.74 years at September 30, 2024.

There were no credit related impairment of available for sale securities during the nine months ended September 30, 2024. The allowance for credit losses for held to maturity securities was $0.1 million at September 30, 2024 and December 31, 2023.

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

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

(in thousands)	September 30, 2024	December 31, 2023
Nonaccrual loans:
Real Estate:
Construction and land development	$2,815	$530
Farmland	1,189	836
1- 4 family	9,563	6,985
Multifamily	537	537
Non-farm non-residential	42,414	9,740
Total Real Estate	56,518	18,628
Non-Real Estate:
Agricultural	1,968	1,369
Commercial and industrial	3,711	1,581
Commercial leases	3,334	1,799
Consumer and other	257	1,810
Total Non-Real Estate	9,270	6,559
Total nonaccrual loans	65,788	25,187

Loans 90 days and greater delinquent & accruing:
Real Estate:
Construction and land development	—	—
Farmland	—	—
1- 4 family	77	124
Multifamily	—	—
Non-farm non-residential	—	14,711
Total Real Estate	77	14,835
Non-Real Estate:
Agricultural	—	57
Commercial and industrial	—	395
Commercial leases	—	—
Consumer and other	—	—
Total Non-Real Estate	—	452
Total loans 90 days and greater delinquent & accruing	77	15,287

Total nonperforming loans	65,865	40,474

Real Estate Owned:
Construction and land development	203	251
Farmland	—	—
1- 4 family	267	309
Multifamily	—	—
Non-farm non-residential	690	690
Total Real Estate Owned	1,160	1,250

Total nonperforming assets	$67,025	$41,724

Nonperforming assets to total loans	2.42%	1.52%
Nonperforming assets to total assets	1.71%	1.17%
Nonperforming loans to total loans	2.38%	1.47%
Nonaccrual loans to total loans	2.38%	0.92%
Allowance for credit losses to nonaccrual loans	50.59%	122.79%
Net loan charge-offs to average loans	0.62%	0.17%

At September 30, 2024, nonperforming assets totaled $67.0 million, or 1.71% of total assets, compared to $41.7 million, or 1.17%, of total assets at December 31, 2023, which represented an increase of $25.3 million, or 60.6%. The increase in nonperforming assets occurred primarily due to an increase in nonaccrual loans, partially offset by a decrease in loans 90 days greater delinquent and still accruing and other real estate owned. Nonperforming loans included loans previously classified as purchase credit deteriorated following the adoption of CECL.

Nonaccrual loans increased from $25.2 million at December 31, 2023 to $65.8 million at September 30, 2024. The increase in nonaccrual loans was concentrated primarily in non-farm non-residential, one-to-four family, construction and land development, commercial and industrial, commercial leases, agricultural, and farmland loans. The largest increase in nonaccrual loans was associated with one commercial real estate relationship totaling $37.0 million. Nonaccrual loans included $2.0 million in loans with a government guarantee. These are structured as net loss guarantees in which up to 90% of loss exposure is covered.

At September 30, 2024, loans 90 days or greater delinquent and still accruing totaled $0.1 million, a decrease of $15.2 million compared to $15.3 million at December 31, 2023. The decrease in loans 90 days or greater delinquent and still accruing was attributed to moving those loans to nonaccrual, and was concentrated primarily in non-farm non-residential, commercial and industrial, agricultural, and one-to-four family loans.

Other real estate owned totaled $1.2 million at September 30, 2024, a decrease of $0.1 million compared to $1.3 million at December 31, 2023.

At September 30, 2024, our largest nonperforming assets were comprised of the following nonaccrual loans: (1) a $37.0 million non-farm non-residential loan relationship comprised of five loans with a specific reserve of $4.1 million; (2) a $3.3 million one- to four-family loan relationship; (3) a $1.8 million commercial real estate loan; (4) a commercial lease loan that totaled $1.7 million; (5) a commercial lease loan that totaled $1.6 million; (6) a $1.3 million one- to four-family loan relationship with a specific reserve of $0.5 million; and (7) a $1.3 million loan relationship that is classified as purchased credit deteriorated.

Subsequent to quarter end, on November 12, 2024, First Guaranty placed a substandard commercial real estate loan relationship that totaled $28.7 million on nonaccrual status. First Guaranty also placed a special mention multifamily credit that totaled $26.0 million on nonaccrual status. A specific reserve has not been established on either credit at this time.

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

The allowance for credit losses on loans was $33.3 million, or 1.20% of total loans, and 50.5% of nonperforming loans at September 30, 2024.

Comparing September 30, 2024 to December 31, 2023, there were changes within the specific components of the allowance balance.

A provision for credit losses of $14.0 million was made during the nine months ended September 30, 2024 and $1.5 million for the same period in 2023. The $14.0 million provision made in 2024 included a $1.3 million negative provision for credit losses related to unfunded commitments. First Guaranty's unfunded commitments declined during the first nine months of 2024 which resulted in a reduced liability. The provisions made were taken to provide for current credit losses and to maintain the allowance proportionate to risks inherent in the loan portfolio.

The loan portfolio factors in the first nine months of 2024 that primarily affected the allocation of the allowance included the following:

•Construction and land development loans decreased during the first nine months of 2024 due to loans converted to permanent financing. The allowance decrease related to this portfolio was due to a decline in the portfolio along with changes in the qualitative analysis of the portfolio related to economic conditions.

•One-to-four family residential loans increased $27.0 million during the first nine months of 2024. The allowance increase related to this portfolio was due to growth in the portfolio.

•Multifamily loans increased during the first nine months of 2024. The allowance decrease related to this portfolio was due to changes in the qualitative analysis of the portfolio.

•Non-farm non-residential loans increased by $119.7 million during the first nine months of 2024. The allowance increase related to this portfolio was due to growth, charge-offs and changes in the qualitative analysis of the portfolio related to economic conditions.

•Commercial and industrial loans decreased during the first nine months of 2024. The allowance decrease related to this portfolio was due to charge-offs and changes in the qualitative analysis of the portfolio.

•Commercial leases decreased during the first nine months of 2024 from $285.4 million at December 31, 2023 to $248.6 million at September 30, 2024. The allowance increase related to this portfolio was due changes in the qualitative analysis of the portfolio.

•Consumer and other loans decreased during the first nine months of 2024. The increase in the related loan loss allowance balance was due primarily to charge-offs and qualitative analysis of the portfolio.

First Guaranty charged off $13.7 million in loan balances during the first nine months of 2024. The details of the $13.7 million in charged-off loans were as follows:

1.First Guaranty charged off $2.8 million in consumer loans during the first nine months of 2024. The consumer loan charge offs included $0.1 million in credit card loans, $1.2 million of loans secured by automobiles or equipment and $1.5 million in unsecured loans.
2.First Guaranty charged off $0.2 million on a commercial and industrial SBA loan relationship during the first quarter of 2024. This relationship had no remaining principal balance at September 30, 2024.
3.First Guaranty charged off $3.8 million on a loan relationship associated with a restaurant supply business located in Louisiana during the second quarter of 2024. This loan was secured by real estate, equipment, and inventory. This loan had a previous specific reserve of $2.5 million as of March 31, 2024. This loan had no remaining principal balance at September 30, 2024.
4.First Guaranty charged off a $1.8 million commercial and industrial loan that was originated under the Main Street Lending Program during the second quarter of 2024. The $1.8 million was the unguaranteed retained portion of the loan. This loan had a previous allocation in the reserve of $1.8 million at March 31, 2024. This loan had no remaining principal balance at September 30, 2024.
5.First Guaranty charged off $0.6 million on a real estate secured loan located in Louisiana during the second quarter of 2024. This was an acquired loan from the Union Bank acquisition and was secured by rental properties. This loan had a remaining principal balance of $0.4 million at September 30, 2024.
6.First Guaranty charged off $0.4 million on a commercial and industrial SBA loan relationship during the second quarter of 2024. This relationship had a remaining principal balance of $0.6 million at September 30, 2024.
7.First Guaranty charged off $0.3 million on a real estate secured SBA loan during the second quarter of 2024. This loan had a remaining principal balance of $0.9 million at September 30, 2024.
8.First Guaranty charged off $1.0 million on a loan relationship that is classified as purchased credit deteriorated during the third quarter of 2024. This relationship had remaining principal balance of $1.3 million at September 30, 2024.
9.Smaller loans and overdrawn deposit accounts comprised the remaining $2.8 million of charge-offs for the first nine months of 2024.

Other information related to the allowance for credit losses is as follows:

(in thousands)	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Loans:
Average outstanding balance	$2,793,397	$2,576,793
Balance at end of period	$2,769,651	$2,699,393

Allowance for Credit Losses:
Balance at beginning of year	$30,926	$23,518
Adoption of ASC 326	—	8,120
Charge-offs	(13,674)	(2,045)
Recoveries	716	1,165
Provision	15,313	1,178
Balance at end of period	$33,281	$31,936

Deposits

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. We regularly assess our funding needs, deposit pricing and interest rate outlooks. From December 31, 2023 to September 30, 2024, total deposits increased $420.8 million, or 14.0%, to $3.4 billion. Noninterest-bearing demand deposits decreased $40.8 million, or 9.2%, to $402.0 million at September 30, 2024. The decrease in noninterest-bearing demand deposits was primarily concentrated in individual and business noninterest-bearing demand deposits. Interest-bearing demand deposits decreased $24.7 million, or 1.6%, to $1.5 billion at September 30, 2024. The decrease in interest-bearing demand deposits was primarily concentrated in public funds interest-bearing demand deposits. Savings deposits increased $14.5 million, or 6.6%, to $233.5 million at September 30, 2024, primarily related to increases in business and individual savings deposits. Time deposits increased $471.8 million, or 57.5%, to $1.3 billion at September 30, 2024, primarily due to increases in brokered time deposits.

Management will continue to evaluate and update our product mix and related technology in its efforts to attract additional customers. We currently offer a number of deposit products that are competitively priced and designed to attract and retain customers with primary emphasis on noninterest-bearing deposits, select time deposits and other lower cost deposits.

As of September 30, 2024, the aggregate amount of outstanding certificates of deposit in amounts greater than $250,000 was approximately $197.1 million. At September 30, 2024, approximately $39.0 million of First Guaranty's certificates of deposit greater than $250,000 had a remaining term greater than one year.

The total amount of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) was estimated at $273.1 million at September 30, 2024. This total excludes public funds deposits that are collateralized by securities or FHLB letters of credit. The amount of uninsured deposits including collateralized public funds deposits was estimated at $847.6 million at September 30, 2024.

The following table sets forth the distribution of our time deposit accounts.

(in thousands)	September 30, 2024
Time deposits of less than $100,000	$743,502
Time deposits of $100,000 through $250,000	351,911
Time deposits of more than $250,000	197,149
Total Time Deposits	$1,292,562

The following table sets forth the maturity of the time deposits greater than $250,000 at September 30, 2024.

(in thousands)	September 30, 2024
Three months or less	$51,480
Three to six months	55,415
Six months to one year	51,260
One to three years	26,168
More than three years	12,826
Total Time Deposits greater than $250,000	$197,149

Public funds deposits totaled $1.1 billion at September 30, 2024 and $1.2 billion at December 31, 2023. Public funds time deposits totaled $73.0 million at September 30, 2024 compared to $50.9 million at December 31, 2023. Public funds deposits increased due to new balances from existing customers that was primarily attributed to seasonal fluctuations. First Guaranty has developed a program for the retention and management of public funds deposits. Since the end of 2012, First Guaranty has maintained public funds deposits in excess of $400.0 million. These deposits are from public entities such as school districts, hospital districts, sheriff departments and municipalities. The majority of these funds are under fiscal agency agreements with terms of three years or less. Deposits under fiscal agency agreements are generally stable but public entities may maintain the ability to negotiate term deposits on a specific basis including with other financial institutions. These deposits generally have stable balances as we maintain both operating accounts and time deposits for these entities. There is a seasonal component to public deposit levels associated with annual tax collections. Public funds will increase at the end of the year and during the first quarter. In addition to seasonal fluctuations, there are monthly fluctuations associated with internal payroll and short-term tax collection accounts for our public funds deposit accounts. Public funds deposit accounts are collateralized by FHLB letters of credit, by expanded reciprocal deposit insurance programs, by Louisiana municipal bonds and by eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac. First Guaranty continues to grow the proportion of its public funds portfolio that is collateralized by reciprocal deposit insurance as an alternative to pledging securities or utilizing FHLB letters of credit. First Guaranty initiated this strategy to invest these deposits more efficiently in higher yielding loans to improve the net interest margin and earnings. Total public funds collateralized by reciprocal deposit insurance programs decreased to $526.4 million at September 30, 2024 compared to $591.7 million at December 31, 2023.

The following table sets forth public funds as a percent of total deposits.

(in thousands except for %)	September 30, 2024	December 31, 2023
Public Funds:
Noninterest-bearing Demand	$6,696	$6,471
Interest-bearing Demand	992,946	1,090,527
Savings	47,544	46,606
Time	72,992	50,934
Total Public Funds	$1,120,178	$1,194,538
Total Deposits	$3,429,925	$3,009,094
Total Public Funds as a percent of Total Deposits	32.7%	39.7%

Borrowings

First Guaranty maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. First Guaranty had $7.0 million in short-term borrowings outstanding at September 30, 2024 compared to $66.3 million at December 31, 2023. The short-term borrowings at September 30, 2024 were comprised of repurchase agreements of $7.0 million. The short-term borrowings outstanding at December 31, 2023 were comprised of short-term Federal Home Loan Bank advances of $50.0 million, a line of credit of $20.0 million with an outstanding balance of $10.0 million and repurchase agreements of $6.3 million. At September 30, 2024 First Guaranty had available lines of credit of $20.0 million, with $0 outstanding.

First Guaranty had long-term borrowings from the FHLB that totaled $135.0 million at September 30, 2024 and $155.0 million at December 31, 2023. During 2023, First Guaranty converted previous short-term floating rate borrowings from the FHLB into long-term lower fixed rate borrowings in order to reduce interest expense. First Guaranty has a $100.0 million FHLB advance that matures in the second quarter of 2027 and a $35.0 million FHLB advance that matures in the third quarter of 2027.

First Guaranty had senior long-term debt totaling $16.2 million as of September 30, 2024 and $39.1 million at December 31, 2023.

First Guaranty had subordinated debt totaling $44.7 million at September 30, 2024 and $15.0 million at December 31, 2023. The increase was due to the issuance in March of 2024 of $30.0 million of new subordinated debt.

First Guaranty had $507.5 million in Federal Home Loan Bank letters of credit as of September 30, 2024 compared to $513.3 million at December 31, 2023. Federal Home Loan Bank letters of credit are obtained primarily for collateralizing public deposits.

Total Shareholders' Equity

Total shareholders' equity increased to $256.4 million at September 30, 2024 from $249.6 million at December 31, 2023. The increase in shareholders' equity was principally the result of an increase of $4.7 million in retained earnings, $0.3 million in surplus and a decrease of $1.7 million in accumulated other comprehensive loss. The $4.7 million increase in retained earnings was primarily due to net income of $11.4 million during the nine months ended September 30, 2024, partially offset by $5.0 million in cash dividends paid on shares of our common stock and $1.7 million in cash dividends paid on shares of our preferred stock. The $0.3 million increase in surplus was due to common stock issued under the Equity Bonus Plan during the first quarter of 2024. The decrease in accumulated other comprehensive loss was primarily attributed to the decrease in unrealized losses on available for sale securities during the nine months ended September 30, 2024.

Results of Operations for the Third Quarter Ended September 30, 2024 and 2023

Performance Summary

Three months ended September 30, 2024 compared to the three months ended September 30, 2023. Net income for the three months ended September 30, 2024 was $1.9 million, an increase of $0.2 million, or 8.7%, from $1.8 million for the three months ended September 30, 2023. The increase in net income for the three months ended September 30, 2024 as compared to the prior year period was the result of several factors. First Guaranty experienced an increase in interest income, an increase in noninterest income, and a decrease in noninterest expense. This increased income was partially offset by an increase in interest expense and an increase in the provision for loan losses. Loan interest income increased due to the growth in First Guaranty's loan portfolio, repricing of existing loans to higher market rates, including loan fees recognized as an adjustment to yield. Securities interest income increased due to an increase in the average yield of the investment portfolio. Noninterest income increased primarily due to an increase on gains on the sale of loans. Noninterest expense decreased primarily due to decreased personnel expenses, legal and professional fees, travel and lodging, operating supplies, and marketing expense. Factors that offset the increase in net income included an increase in interest expense that was due to increases in volume of interest-bearing liabilities and market interest rates. The increase in the provision was related to changes within the portfolio and charge-offs experienced in the third quarter. Earnings per common share for the three months ended September 30, 2024 was $0.11 per common share, an increase of 10.0% or $0.01 per common share from $0.10 per common share for the three months ended September 30, 2023.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Net income for the nine months ended September 30, 2024 was $11.4 million, an increase of $3.5 million, or 44.5%, from $7.9 million for the nine months ended September 30, 2023. The increase in net income for the nine months ended September 30, 2024 as compared to the prior year period was the result of several factors. First Guaranty experienced an increase in interest income, an increase in noninterest income, and a decrease in noninterest expense. This increased income was partially offset by an increase in interest expense and an increase in the provision for loan losses. Loan interest income increased due to the growth in First Guaranty's loan portfolio and repricing of existing loans to higher market rates, including loan fees recognized as an adjustment to yield. Securities interest income increased due to an increase in the average yield of the investment portfolio. Noninterest income increased primarily due to the net gain on sale of assets related to the sale-leaseback transaction and an increase on gains on the sale of loans. Noninterest expense decreased primarily due to decreased legal and professional fees, marketing, travel and lodging, operating supplies, and data processing. Factors that partially offset the increase in net income included an increase in interest expense that was due to increases in volume of interest-bearing liabilities and market interest rates. The increase in the provision was related to changes within the portfolio and charge-offs experienced in 2024. Earnings per common share for the nine months ended September 30, 2024 was $0.78 per common share, an increase of 39.3% or $0.22 per common share from $0.56 per common share for the nine months ended September 30, 2023.

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

Three months ended September 30, 2024 compared to the three months ended September 30, 2023. Net interest income for the three months ended September 30, 2024 and 2023 was $22.7 million and $20.4 million, respectively. The increase in net interest income for the three months ended September 30, 2024 as compared to the prior year period was primarily due to an increase in the average balance of our total interest-earning assets and an increase in the average yield of our total interest-earning assets, partially offset by an increase in the average balance of our total interest-bearing liabilities and an increase in the average rate of our total interest-bearing liabilities. For the three months ended September 30, 2024, the average balance of our total interest-earning assets increased by $412.3 million to $3.6 billion due to strong growth in our loan portfolio, and an increase in interest-earning deposits with banks. The average yield of our interest-earning assets increased by 42 basis points to 6.34% for the three months ended September 30, 2024 from 5.92% for the three months ended September 30, 2023 due to an improved mix of higher yielding assets. For the three months ended September 30, 2024, the average balance of our total interest-bearing liabilities increased by $466.8 million to $3.0 billion primarily due to growth in interest-bearing deposits and borrowings. The average rate of our total interest-bearing liabilities increased by 35 basis points to 4.54% for the three months ended September 30, 2024 from 4.19% for the three months ended September 30, 2023. The rise in market interest rates, particularly associated with Treasury rates, contributed to the increase in our liabilities cost. The primary source of the increase in liabilities cost was associated with the repricing of maturing time deposits to higher market rates along with interest bearing demand deposits for public funds that are primarily indexed to Treasury rates. As a result, our net interest rate spread increased 7 basis points to 1.80% for the three months ended September 30, 2024 from 1.73% for the three months ended September 30, 2023. Our net interest margin decreased 3 basis points to 2.51% for the three months ended September 30, 2024 from 2.54% for the three months ended September 30, 2023.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Net interest income for the nine months ended September 30, 2024 and 2023 was $65.9 million and $63.7 million, respectively. The increase in net interest income for the nine months ended September 30, 2024 as compared to the prior year period was primarily due to an increase in the average balance of our total interest-earning assets and an increase in the average yield of our total interest-earning assets, partially offset by an increase in the average balance of our total interest-bearing liabilities and an increase in the average rate of our total interest-bearing liabilities. For the nine months ended September 30, 2024, the average balance of our total interest-earning assets increased by $394.3 million to $3.5 billion due to strong growth in our loan portfolio and an increase in interest-earning deposits with banks. The average yield of our interest-earning assets increased by 55 basis points to 6.28% for the nine months ended September 30, 2024 from 5.73% for the nine months ended September 30, 2023 due to an improved mix of higher yielding assets. For the nine months ended September 30, 2024, the average balance of our total interest-bearing liabilities increased by $461.2 million to $2.9 billion primarily due to growth in interest-bearing deposits and borrowings. The average rate of our total interest-bearing liabilities increased by 74 basis points to 4.49% for the nine months ended September 30, 2024 from 3.75% for the nine months ended September 30, 2023. The rise in market interest rates, particularly associated with Treasury rates, contributed to the increase in our liabilities cost. The primary source of the increase in liabilities cost was associated with the repricing of maturing time deposits to higher market rates along with interest bearing demand deposits for public funds that are primarily indexed to Treasury rates. As a result, our net interest rate spread decreased 19 basis points to 1.79% for the nine months ended September 30, 2024 from 1.98% for the nine months ended September 30, 2023. Our net interest margin decreased 23 basis points to 2.52% for the nine months ended September 30, 2024 from 2.75% for the nine months ended September 30, 2023.

Interest Income

Three months ended September 30, 2024 compared to the three months ended September 30, 2023. Interest income increased $9.8 million, or 20.6%, to $57.4 million for the three months ended September 30, 2024 as compared to the prior year period. First Guaranty's loan portfolio expanded during the third quarter of 2024 due to growth associated with our loan originations and existing loans repriced to higher market rates. These factors contributed to the increase in interest income as the average balance of our total interest-earning assets, primarily associated with loans, increased, and the average yield of interest-earning assets increased. The average balance of our interest-earning assets increased $412.3 million to $3.6 billion for the three months ended September 30, 2024 as compared to the same period in the prior year. The average yield of interest-earning assets increased by 42 basis points to 6.34% for the three months ended September 30, 2024 compared to 5.92% for the three months ended September 30, 2023.

Interest income on securities increased $0.6 million to $3.0 million for the three months ended September 30, 2024 as compared to the prior year period primarily as a result of an increase in average balance and average yield of securities. The average balance of securities increased $12.5 million to $424.6 million for the three months ended September 30, 2024 from $412.2 million for the three months ended September 30, 2023 primarily due to a increase in the average balance of our U.S. Treasuries securities portfolio compared to the prior year. The average yield on securities increased 54 basis points to 2.78% for the three months ended September 30, 2024 compared to 2.24% for the three months ended September 30, 2023 due to the decrease in lower yielding Treasury securities that matured in 2023.

Interest income on loans increased $6.4 million or 14.8%, to $49.8 million for the three months ended September 30, 2024 as compared to the prior year period as a result of an increase in the average balance and average yield of loans. The average balance of loans (excluding loans held for sale) increased by $178.7 million to $2.8 billion for the three months ended September 30, 2024 from $2.6 billion for the three months ended September 30, 2023 largely as a result of new loan originations. The average yield on loans (excluding loans held for sale) increased by 51 basis points to 7.05% for the three months ended September 30, 2024 from 6.54% for the three months ended September 30, 2023 due to the improved mix of loans along with an increase in market interest rates.

Interest income on interest-earning deposits with banks increased $2.7 million to $4.6 million for the three months ended September 30, 2024 as compared to the prior year period as a result of an increase in the average balance of interest-bearing deposits with banks. The average balance of interest-bearing deposits with banks increased $219.3 million to $364.5 million for the three months ended September 30, 2024 from $145.2 million for the three months ended September 30, 2023.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Interest income increased $31.3 million, or 23.6%, to $164.0 million for the nine months ended September 30, 2024 as compared to the prior year period. First Guaranty's loan portfolio expanded during the first nine months of 2024 due to growth associated with our loan originations and existing loans repriced to higher market rates. These factors contributed to the increase in interest income as the average balance of our total interest-earning assets, primarily associated with loans, increased, and the average yield of interest-earning assets increased. The average balance of our interest-earning assets increased $394.3 million to $3.5 billion for the nine months ended September 30, 2024 as compared to the prior year. The average yield of interest-earning assets increased by 55 basis points to 6.28% for the nine months ended September 30, 2024 compared to 5.73% for the nine months ended September 30, 2023.

Interest income on securities increased $0.8 million to $8.0 million for the nine months ended September 30, 2024 as compared to the prior year period primarily as a result of an increase in average yield of securities. The average yield on securities increased 39 basis points to 2.68% for the nine months ended September 30, 2024 compared to 2.29% for the nine months ended September 30, 2023 due to the decrease in lower yielding Treasury securities that matured in 2023. The average balance of securities decreased $19.4 million to $396.0 million for the nine months ended September 30, 2024 from $415.4 million for the nine months ended September 30, 2023 primarily due to a decrease in the average balance of our U.S. Treasuries securities portfolio compared to the prior year.

Interest income on loans increased $22.4 million or 18.4%, to $144.3 million for the nine months ended September 30, 2024 as compared to the prior year period as a result of an increase in the average balance and average yield of loans. The average balance of loans (excluding loans held for sale) increased by $216.6 million to $2.8 billion for the nine months ended September 30, 2024 from $2.6 billion for the nine months ended September 30, 2023 largely as a result of new loan originations. The average yield on loans (excluding loans held for sale) increased by 58 basis points to 6.90% for the nine months ended September 30, 2024 from 6.32% for the nine months ended September 30, 2023 due to the improved mix of loans along with an increase in market interest rates.

Interest income on interest-earning deposits with banks increased $8.0 million to $11.7 million for the nine months ended September 30, 2024 as compared to the prior year period as a result of an increase in the average balance of interest-bearing deposits with banks. The average balance of interest-bearing deposits with banks increased $196.5 million to $299.4 million for the nine months ended September 30, 2024 from $103.0 million for the nine months ended September 30, 2023.

Interest Expense

Three months ended September 30, 2024 compared to the three months ended September 30, 2023. Interest expense increased $7.5 million, or 27.8%, to $34.7 million for the three months ended September 30, 2024 from $27.2 million for the three months ended September 30, 2023 due primarily to an increase in market interest rates and due to an increase in the average balance of interest-bearing liabilities. The average rate of interest-bearing demand deposits was 4.50% for the three months ended September 30, 2024 and 4.47% for the three months ended September 30, 2023. The increase in market interest rates, particularly U.S. Treasury rates, contributed to the increase in rates paid on interest-bearing demand deposits. The largest concentration of interest-bearing demand deposits is associated with public funds deposits that are primarily indexed to Treasury rates. Treasury rates increased as the Federal Reserve increased rates to address increased inflation in the U.S. economy. The average rate of time deposits increased 105 basis points during the three months ended September 30, 2024 to 4.85% as compared to the prior year period. The increase in the average rate of time deposits was due to changes in market rates as existing time deposits repriced to higher market rates. The average balance of interest-bearing liabilities increased by $466.8 million during the three months ended September 30, 2024 to $3.0 billion as compared to the prior year period. This increase was a result of a $69.9 million increase in the average balance of interest-bearing demand deposits, a $18.0 million increase in the average balance of savings deposits, a $358.2 million increase in the average balance of time deposits, and a $20.6 million increase in the average balance of borrowings.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Interest expense increased $29.1 million, or 42.1%, to $98.1 million for the nine months ended September 30, 2024 from $69.0 million for the nine months ended September 30, 2023 due primarily to an increase in market interest rates and due to an increase in the average balance of interest-bearing liabilities. The average rate of interest-bearing demand deposits was 4.48% for the nine months ended September 30, 2024 and 4.05% for the nine months ended September 30, 2023. The increase in market interest rates, particularly U.S. Treasury rates, contributed to the increase in rates paid on interest-bearing demand deposits. The largest concentration of interest-bearing demand deposits is associated with public funds deposits that are primarily indexed to Treasury rates. Treasury rates increased as the Federal Reserve increased rates to address increased inflation in the U.S. economy. The average rate of time deposits increased 144 basis points during the nine months ended September 30, 2024 to 4.72% as compared to the prior year period. The increase in the average rate of time deposits was due to changes in market rates as existing time deposits repriced to higher market rates. The average balance of interest-bearing liabilities increased by $461.2 million during the nine months ended September 30, 2024 to $2.9 billion as compared to the prior year period. This increase was a result of a $61.3 million increase in the average balance of interest-bearing demand deposits, a $18.2 million increase in the average balance of savings deposits, a $300.7 million increase in the average balance of time deposits, and a $81.0 million increase in the average balance of borrowings.

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

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
(in thousands except for %)	Average Balance	Interest	Yield/Rate (5)	Average Balance	Interest	Yield/Rate (5)
Assets
Interest-earning assets:
Interest-earning deposits with banks	$364,538	$4,645	5.07%	$145,235	$1,897	5.18%
Securities (including FHLB stock)	424,620	2,971	2.78%	412,169	2,323	2.24%
Federal funds sold	2,211	—	—%	331	—	—%
Loans held for sale	—	—	—%	—	—	—%
Loans, net of unearned income(6)	2,811,227	49,811	7.05%	2,632,564	43,407	6.54%
Total interest-earning assets	3,602,596	$57,427	6.34%	3,190,299	$47,627	5.92%

Noninterest-earning assets:
Cash and due from banks	19,021			18,418
Premises and equipment, net	68,974			62,348
Other assets	35,860			27,420
Total Assets	$3,726,451			$3,298,485

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$1,499,327	$16,957	4.50%	$1,429,402	$16,102	4.47%
Savings deposits	234,118	1,374	2.33%	216,089	1,001	1.84%
Time deposits	1,036,757	12,631	4.85%	678,521	6,504	3.80%
Borrowings	271,954	3,767	5.51%	251,317	3,575	5.64%
Total interest-bearing liabilities	3,042,156	$34,729	4.54%	2,575,329	$27,182	4.19%

Noninterest-bearing liabilities:
Demand deposits	408,383			461,489
Other	19,562			20,660
Total Liabilities	3,470,101			3,057,478

Shareholders' equity	256,350			241,007
Total Liabilities and Shareholders' Equity	$3,726,451			$3,298,485
Net interest income		$22,698			$20,445

Net interest rate spread (1)			1.80%			1.73%
Net interest-earning assets (2)	$560,440			$614,970
Net interest margin (3), (4)			2.51%			2.54%

Average interest-earning assets to interest-bearing liabilities			118.42%			123.88%
(1)Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)Net interest margin represents net interest income divided by average total interest-earning assets.
(4)The tax adjusted net interest margin was 2.51% and 2.55% for the above periods ended September 30, 2024 and 2023, respectively. A 21% tax rate was used to calculate the effect on securities income from tax exempt securities for the above periods ended September 30, 2024 and 2023, respectively.
(5)Annualized.
(6)Includes loan fees of $1.5 million for the three months ended September 30, 2024 and 2023, respectively.

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
(in thousands except for %)	Average Balance	Interest	Yield/Rate (5)	Average Balance	Interest	Yield/Rate (5)
Assets
Interest-earning assets:
Interest-earning deposits with banks	$299,449	$11,747	5.24%	$102,976	$3,719	4.83%
Securities (including FHLB stock)	396,025	7,958	2.68%	415,442	7,130	2.29%
Federal funds sold	1,060	—	—%	391	—	—%
Loans held for sale	—	—	—%	—	—	—%
Loans, net of unearned income(6)	2,793,397	144,281	6.90%	2,576,793	121,846	6.32%
Total interest-earning assets	3,489,931	$163,986	6.28%	3,095,602	$132,695	5.73%

Noninterest-earning assets:
Cash and due from banks	19,439			18,706
Premises and equipment, net	69,951			60,157
Other assets	31,144			27,707
Total Assets	$3,610,465			$3,202,172

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$1,519,743	$50,992	4.48%	$1,458,405	$44,187	4.05%
Savings deposits	229,763	3,928	2.28%	211,515	2,418	1.53%
Time deposits	924,857	32,649	4.72%	624,190	15,304	3.28%
Borrowings	246,502	10,556	5.72%	165,508	7,127	5.76%
Total interest-bearing liabilities	2,920,865	$98,125	4.49%	2,459,618	$69,036	3.75%

Noninterest-bearing liabilities:
Demand deposits	416,389			489,154
Other	19,636			16,954
Total Liabilities	3,356,890			2,965,726

Shareholders' equity	253,575			236,446
Total Liabilities and Shareholders' Equity	$3,610,465			$3,202,172
Net interest income		$65,861			$63,659

Net interest rate spread (1)			1.79%			1.98%
Net interest-earning assets (2)	$569,066			$635,984
Net interest margin (3), (4)			2.52%			2.75%

Average interest-earning assets to interest-bearing liabilities			119.48%			125.86%
(1)Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)Net interest margin represents net interest income divided by average total interest-earning assets.
(4)The tax adjusted net interest margin was 2.53% and 2.75% for the above periods ended September 30, 2024 and 2023, respectively. A 21% tax rate was used to calculate the effect on securities income from tax exempt securities for the above periods ended September 30, 2024 and 2023, respectively.
(5)Annualized.
(6)Includes loan fees of $5.5 million and $4.3 million or the above periods ended September 30, 2024 and 2023, respectively.

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

For the three months ended September 30, 2024, the provision for credit losses was $4.9 million compared to $0.6 million for the same period in 2023. The $4.9 million included a $0.5 million negative provision for credit losses related to unfunded commitments. Total charge-offs were $2.6 million for the three months ended September 30, 2024 and $0.5 million for the same period in 2023. Charge-offs for the three months ended September 30, 2024 were concentrated in consumer auto and equipment secured loans, unsecured consumer loans, consumer credit card loans, a loan relationship classified as purchased credit deteriorated, a commercial and industrial loan relationship, and a one- to four-family loan. Partially offsetting these charge-offs were recoveries that totaled $0.2 million for the three months ended September 30, 2024 and 2023.

For the nine months ended September 30, 2024, the provision for credit losses was $14.0 million compared to $1.5 million for the same period in 2023. The $14.0 million provision included a $1.3 million negative provision for credit losses related to unfunded commitments. Total charge-offs were $13.7 million for the nine months ended September 30, 2024 and $2.0 million for the same period in 2023. Charge-offs for the nine months ended September 30, 2024 were concentrated in consumer auto and equipment secured loans, unsecured consumer loans, a loan relationship that is classified as purchased credit deteriorated a loan relationship associated with a restaurant supply business located in Louisiana secured by real estate, equipment and inventory, and a commercial and industrial loan associated with the Main Street Lending Program. Partially offsetting these charge-offs were recoveries that totaled $0.7 million for the nine months ended September 30, 2024 and $1.2 million for the same period in 2023.

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

Noninterest income totaled $4.4 million for the three months ended September 30, 2024, an increase of $1.9 million from $2.5 million for the three months ended September 30, 2023. The increase was primarily due to increased gains on the sale of loans. Service charges, commissions and fees totaled $0.8 million for the three months ended September 30, 2024 and $0.9 million for the same period in 2023. ATM and debit card fees totaled $0.8 million for the three months ended September 30, 2024 and 2023. Net securities losses were $0 for the three months ended September 30, 2024 and 2023. Net gains on the sale of loans were $1.5 million for the three months ended September 30, 2024 compared to $0 for the same period in 2023. Net gains on the sale of assets were $31,000 for the three months ended September 30, 2024 compared to net losses of $7,000 for the same period in 2023. Other noninterest income totaled $1.3 million for the three months ended September 30, 2024 compared to $0.8 million for the same period in 2023.

Noninterest income totaled $22.2 million for the nine months ended September 30, 2024, an increase of $14.2 million from $8.0 million for the nine months ended September 30, 2023. The increase was primarily due to increased gains on sale of assets associated with the sale-leaseback transaction during the second quarter of 2024. Service charges, commissions and fees totaled $2.3 million for the nine months ended September 30, 2024 compared to $2.5 million for the same period in 2023. ATM and debit card fees totaled $2.4 million for the nine months ended September 30, 2024 compared to $2.4 million for the same period in 2023. Net securities losses were $0 for the nine months ended September 30, 2024 and 2023. Net gains on the sale of loans were $1.5 million for the nine months ended September 30, 2024 compared to $12,000 for the same period in 2023. Net gains on the sale of assets were $13.2 million for the nine months ended September 30, 2024 compared to $11,000 for the same period in 2023. Other noninterest income totaled $2.8 million for the nine months ended September 30, 2024 compared to $3.1 million for the same period in 2023.

Noninterest Expense

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense and other types of expenses. Noninterest expense totaled $19.7 million for the three months ended September 30, 2024 and $20.0 million for the three months ended September 30, 2023. Salaries and benefits expense totaled $10.1 million for the three months ended September 30, 2024 and $10.4 million for the three months ended September 30, 2023. Occupancy and equipment expense totaled $2.5 million for the three months ended September 30, 2024 and $2.1 million for the same period in 2023. Other noninterest expense totaled $7.1 million for the three months ended September 30, 2024 and $7.4 million for the same period in 2023.

Noninterest expense totaled $59.2 million for the nine months ended September 30, 2024 and $59.9 million for the nine months ended September 30, 2023. Salaries and benefits expense totaled $30.4 million for the nine months ended September 30, 2024 and 2023. Occupancy and equipment expense totaled $7.4 million for the nine months ended September 30, 2024 and $6.5 million for the same period in 2023. Other noninterest expense totaled $21.5 million for the nine months ended September 30, 2024 and $23.0 million for the same period in 2023.

The following table presents, for the periods indicated, the major categories of other noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Other noninterest expense:
Legal and professional fees	$625	$1,296	$3,102	$4,829
Data processing	413	497	1,196	1,559
ATM fees	424	448	1,237	1,271
Marketing and public relations	296	463	999	1,472
Taxes - sales, capital, and franchise	678	558	1,890	1,664
Operating supplies	41	224	247	664
Software expense and amortization	1,203	1,366	3,824	3,768
Travel and lodging	112	330	599	1,118
Telephone	135	96	378	264
Amortization of core deposit intangibles	174	174	522	522
Donations	58	148	241	574
Net costs from other real estate and repossessions	150	124	533	243
Regulatory assessment	1,182	676	3,105	2,112
Other	1,579	1,046	3,582	2,930
Total other noninterest expense	$7,070	$7,446	$21,455	$22,990
Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other non-deductible expenses and the statutory tax rate. The provision for income taxes for the three months ended September 30, 2024 and 2023 was $0.6 million and $0.5 million, respectively. The provision for income taxes increased due to an increase in income before income taxes. First Guaranty's statutory tax rate was 21.0% for the three months ended September 30, 2024 and 2023.

The provision for income taxes for the nine months ended September 30, 2024 and 2023 was $3.4 million and $2.4 million, respectively. The provision for income taxes increased due to an increase in income before income taxes. First Guaranty's statutory tax rate was 21.0% for the nine months ended September 30, 2024 and 2023.

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

First Guaranty's cash and cash equivalents totaled $367.6 million at September 30, 2024 compared to $286.5 million at December 31, 2023. Loans maturing within one year or less at September 30, 2024 totaled $434.8 million compared to $357.7 million at December 31, 2023. At September 30, 2024, time deposits maturing within one year or less totaled $773.8 million compared to $503.7 million at December 31, 2023. Time deposits maturing after one year through three years totaled $386.0 million at September 30, 2024 compared to $214.0 million at December 31, 2023. Time deposits maturing after three years totaled $132.8 million at September 30, 2024 compared to $103.0 million at December 31, 2023. First Guaranty's held to maturity ("HTM") securities portfolio at September 30, 2024 was $321.4 million, or 48.4% of the investment portfolio, compared to $320.6 million, or 79.3% at December 31, 2023. First Guaranty's available for sale ("AFS") securities portfolio was $342.6 million, or 51.6% of the investment portfolio as of September 30, 2024 compared to $83.5 million, or 20.7% of the investment portfolio at December 31, 2023. The majority of the AFS portfolio was comprised of U.S. Treasury securities, corporate debt securities, municipal bonds and mortgage-backed securities.

First Guaranty maintained a net borrowing capacity at the Federal Home Loan Bank totaling $477.2 million and $259.6 million at September 30, 2024 and December 31, 2023, respectively with $135.0 million in FHLB advances outstanding at September 30, 2024 compared to $205.0 million at December 31, 2023, respectively. The advances outstanding at September 30, 2024 were comprised of long-term advances that totaled $135.0 million. The $100.0 million FHLB long-term advance matures in the second quarter of 2027 and the $35.0 million FHLB long-term advance matures in the third quarter of 2027. The advances outstanding at December 31, 2023 were comprised of three long term advances totaling $155.0 million and two short-term advances that totaled $50.0 million. The change in borrowing capacity with the Federal Home Loan Bank was due to changes in the value that First Guaranty receives on pledged collateral and due to First Guaranty's usage of the line. First Guaranty has increasingly transitioned public funds deposits into reciprocal deposit programs for collateralization as an alternative to FHLB letters of credit. We also maintain federal funds lines of credit at various correspondent banks with borrowing capacity of $100.5 million and one revolving line of credit totaling $20.0 million secured by a pledge of the Bank's common stock, with no outstanding balance as of September 30, 2024. We also have a discount window line with the Federal Reserve Bank that totaled $242.8 million at September 30, 2024 which was an increase of $23.7 million compared to availability of $219.1 million at December 31, 2023. First Guaranty did not have any advances under this facility at September 30, 2024. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources

First Guaranty's capital position is reflected in shareholders' equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total shareholders' equity increased to $256.4 million at September 30, 2024 from $249.6 million at December 31, 2023. The increase in shareholders' equity was principally the result of an increase of $4.7 million in retained earnings, $0.3 million in surplus and a decrease of $1.7 million in accumulated other comprehensive loss. The $4.7 million increase in retained earnings was primarily due to net income of $11.4 million, partially offset by $5.0 million in cash dividends paid on shares of our common stock and $1.7 million in cash dividends paid on shares of our preferred stock during the nine months ended September 30, 2024. The $0.3 million increase in surplus was due to common stock issued under the Equity Bonus Plan during the first quarter of 2024. The decrease in accumulated other comprehensive loss was primarily attributed to the decrease in unrealized losses on available for sale securities during the nine months ended September 30, 2024.

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

In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of September 30, 2024, the Bank's capital conservation buffer was 3.64% exceeding the minimum of 2.50%. As of September 30, 2024, First Guaranty's capital conservation buffer was 2.79% exceeding the minimum of 2.50%.

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

In addition, as a result of the legislation, the federal banking agencies have developed a "Community Bank Leverage Ratio" (the ratio of a bank's Tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A "qualifying community bank" that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered "well capitalized" under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution's risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the new Community Bank Leverage Ratio at 9%. Pursuant to the CARES Act, the federal banking agencies set the Community Bank Leverage Ratio at 8% beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the Community Bank Leverage Ratio increased to 8.5% for the calendar year. Community banks will have until January 1, 2022, before the Community Bank Leverage Ratio requirement will return to 9%. A financial institution can elect to be subject to this new definition. As of September 30, 2024, the Bank did not elect to follow the Community Bank Leverage Ratio.

At September 30, 2024, we satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.

	"Well Capitalized Minimums"	As of September 30, 2024	As of December 31, 2023
Tier 1 Leverage Ratio
Bank	5.00%	8.32%	8.94%
Consolidated	5.00%	6.88%	N/A
Tier 1 Risk-based Capital Ratio
Bank	8.00%	10.62%	10.31%
Consolidated	8.00%	8.79%	N/A
Total Risk-based Capital Ratio
Bank	10.00%	11.64%	11.20%
Consolidated	10.00%	11.37%	N/A
Common Equity Tier One Capital Ratio
Bank	6.50%	10.62%	10.31%
Consolidated	6.50%	7.65%	N/A

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

The following interest sensitivity analysis is one measurement of interest rate risk. This analysis reflects the contractual maturity characteristics of assets and liabilities over various time periods. This analysis does not factor in prepayments or interest rate floors on loans which may significantly change the report. This table includes nonaccrual loans in their respective maturity periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at September 30, 2024 illustrated below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

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

	September 30, 2024
	Interest Sensitivity Within
(in thousands except for %)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$870,952	$423,241	$1,294,193	$1,475,458	$2,769,651
Securities (including FHLB stock)	118,595	147,224	265,819	407,699	673,518
Federal Funds Sold	4,766	—	4,766	—	4,766
Other earning assets	347,917	—	347,917	—	347,917
Total earning assets	$1,342,230	$570,465	$1,912,695	$1,883,157	$3,795,852

Source of Funds:
Interest-bearing accounts:
Demand deposits	$1,501,886	$—	$1,501,886	$—	$1,501,886
Savings deposits	233,496	—	233,496	—	233,496
Time deposits	255,799	517,951	773,750	518,812	1,292,562
Short-term borrowings	—	—	—	6,869	6,869
Long-term borrowings	16,163	—	16,163	135,000	151,163
Junior subordinated debt	44,730	—	44,730	—	44,730
Noninterest-bearing, net	—	—	—	565,146	565,146
Total source of funds	$2,052,074	$517,951	$2,570,025	$1,225,827	$3,795,852

Period gap	$(709,844)	$52,514	$(657,330)	$657,330
Cumulative gap	$(709,844)	$(657,330)	$(657,330)	$—

Cumulative gap as a percent of earning assets	(18.7)%	(17.3)%	(17.3)%

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

FIRST GUARANTY BANCSHARES, INC.

Date: November 12, 2024	By: /s/ Michael R. Mineer
Michael R. Mineer
President and Chief Executive Officer
Principal Executive Officer

Date: November 12, 2024	By: /s/ Eric J. Dosch
Eric J. Dosch
Chief Financial Officer, Secretary and Treasurer
Principal Financial Officer