Form 10-K
period 2024-12-31
First Guaranty Bancshares, Inc.
filed 2025-03-17
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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
Yes  ☐        No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 28, 2024 was approximately $50,673,000 based upon the price from the last trade of $9.00.

As of March 13, 2025, there were issued and outstanding 12,504,717 shares of the Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)Proxy Statement for the 2025 Annual Meeting of Shareholders of the Registrant (Part III).

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

Item 1 – Business

Our Company

First Guaranty Bancshares, Inc. ("First Guaranty") is a Louisiana corporation, and financial holding company headquartered in Hammond, Louisiana. Our wholly owned subsidiary, First Guaranty Bank (the "Bank"), a Louisiana state-chartered commercial bank, provides personalized commercial banking services mainly to Louisiana and Texas customers through 35 banking facilities primarily located in the metropolitan/micropolitan statistical areas ("MSAs"), of Hammond, Baton Rouge, Lafayette, Shreveport-Bossier City, Lake Charles, Alexandria, Dallas-Fort Worth-Arlington, Waco, Texas. First Guaranty expanded into Kentucky and West Virginia, our Mideast markets, in 2021 with loan and deposit production offices. First Guaranty now has branches in Vanceburg, Kentucky and Bridgeport, West Virginia.

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

At December 31, 2024, we had consolidated total assets of $4.0 billion, total deposits of $3.5 billion and total shareholders' equity of $255.0 million.

Our History and Growth

First Guaranty Bank was founded in Amite, Louisiana on March 12, 1934. While the origins of First Guaranty Bank go back 90 years, we began our modern history in 1993 when an investor group, led by Marshall T. Reynolds, our Chairman, invested $3.6 million in First Guaranty Bank as part of a recapitalization plan with the objective of building a community-focused commercial bank in our Louisiana markets. Since the implementation of that recapitalization plan, we have grown from six branches and $159 million in assets at the end of 1993 to 35 locations currently and $4.0 billion in assets at December 31, 2024. We have also paid a quarterly dividend on our common stock for 126 consecutive quarters as of December 31, 2024. On July 27, 2007, we formed First Guaranty Bancshares and completed a one-for-one share exchange that resulted in First Guaranty Bank becoming the wholly-owned subsidiary of First Guaranty Bancshares (the "Share Exchange") and First Guaranty Bancshares becoming an SEC reporting public company. In November 2015, First Guaranty completed a public stock offering selling 626,560 shares and raising $9.3 million in net proceeds. In connection with the completion of the stock offering, First Guaranty's common shares began trading on the Nasdaq Global Market.

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
Hammond MSA

Our Markets

Our primary market areas include the Louisiana MSAs of Hammond, Baton Rouge, Lafayette, Shreveport-Bossier City, Lake Charles and Alexandria along with the Texas MSAs of Dallas-Fort Worth-Arlington and Waco. Most of our branches are located along the major Louisiana interstates of I-12, I-55, I-10, I-49 and I-20. We have four branches in the Dallas-Fort Worth metroplex and one branch in Waco, Texas. We have a loan production office in Lake Charles, Louisiana. In 2021, First Guaranty expanded into Kentucky and West Virginia, and we now have branches located in Vanceburg, Kentucky and Bridgeport, West Virginia that are not in MSAs. We refer to this region as our Mideast market.

Hammond MSA. We are headquartered in Hammond, Louisiana and approximately 50% of our deposits are in the Hammond MSA, our largest deposit concentration market. We had a deposit market share of 46.5% (at June 30, 2024) in the Hammond MSA, placing us first overall. Hammond is the principal city of the Hammond MSA, which includes all of Tangipahoa Parish, and is located approximately 50 miles north of New Orleans and 30 miles east of Baton Rouge. The Hammond MSA has a population of approximately 138,000. Hammond is intersected by I-55 and I-12, which are two heavily traveled interstate highways. As a result of Hammond's close proximity to New Orleans and Baton Rouge, Hammond and Tangipahoa Parish are among the fastest growing cities and Parishes in Louisiana. There is an abundance of new development, both commercial and residential, as well as numerous hotels which absorb overflowing demand for rooms near major events in New Orleans. Hammond is also the home of the main campus of Southeastern Louisiana University, with an enrollment of approximately 14,000 students.

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

Baton Rouge MSA. Baton Rouge is the capital of Louisiana and the MSA has a population of approximately 874,000. As the capital city, Baton Rouge is the political hub for Louisiana. The state government is the largest employer in Baton Rouge. Baton Rouge is the farthest inland port on the Mississippi River that can accommodate ocean-going tankers and cargo carriers. As a result, Baton Rouge's largest industry is petrochemical production and manufacturing. The ExxonMobil facility in Baton Rouge is one of the largest oil refineries in the country. Baton Rouge also has a diverse economy comprised of healthcare, education, finance and motion pictures. The main campus of Louisiana State University, with an enrollment of approximately 39,000 students, and Southern University, with an enrollment of approximately 8,000 students, are located in Baton Rouge.

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

Lafayette MSA. Lafayette is Louisiana's fourth largest city and deposit market, and is located in the Lafayette-Acadiana region. The Lafayette MSA has a population of approximately 478,000. Its major industries include oil and gas, healthcare, construction, manufacturing and agriculture. With respect to agriculture, sugarcane and rice are the leaders among the plant producers within the area, with approximately 30,000 acres of sugarcane and 51,000 acres of rice plantings. Lafayette also has numerous beef producers and fisheries. We finance agricultural loans, predominately out of our Abbeville and Jennings branches, in Southwest Louisiana. Lafayette is home to the University of Louisiana at Lafayette, with an enrollment of approximately 16,000 students.

Shreveport-Bossier City MSA. Our primary market areas in northwest Louisiana are in the Bossier and Caddo Parishes, which are a part of the Shreveport-Bossier City MSA. The Shreveport and Bossier City MSA has a population of approximately 383,000. Shreveport and Bossier City are located in northern Louisiana on I-20, approximately 15 miles from the Texas state border and 185 miles east of Dallas, Texas. Our primary market area has a diversified economy with employment in services, government and wholesale/retail trade constituting the basis of the local economy, with service jobs being the largest component. The majority of the services are health care related as Shreveport has become a regional hub for health care. The casino gaming industry, with its Las Vegas-style gaming, year-round festivals and local dining, also supports a significant number of service jobs. The energy sector has a prominent role in the regional economy, resulting from oil and gas exploration and drilling. Bossier Parish is also the home to the Barksdale Air Force Base, which has 15,000 employees.

Lake Charles MSA. First Guaranty established a loan production office in Lake Charles, LA in 2018. Lake Charles is the sixth largest city in Louisiana. The Lake Charles MSA has a population of approximately 240,000. Its major industries include petrochemical, gambling, aircraft repair, and education. Lake Charles has been the fastest growing MSA in Louisiana.

Alexandria MSA. The Union acquisition expanded First Guaranty into the Alexandria MSA with branches in Rapides and Avoyelles parishes.  Alexandria is the tenth largest city in Louisiana with a population of approximately 48,000 and is located along Interstate I-49. The Alexandria MSA has an overall population of approximately 148,000.

Dallas-Fort Worth-Arlington MSA. The Dallas-Fort Worth-Arlington MSA has a population of approximately 8.1 million people and is located in the heart of North Texas. The metroplex has a thriving economy that is well diversified. There are currently approximately 40 colleges and universities in the Dallas-Fort Worth-Arlington MSA. Also, DFW International Airport is perfect for international commerce with its size and central location. We currently are operating four branches located in Fort Worth (Tarrant County), Denton (Denton County), McKinney (Collin County), and Garland (Dallas County).

Waco MSA. The Waco MSA is located between the Dallas Forth Worth MSA and Austin, Texas with a population of approximately 305,000. The economy in the Waco MSA is also well diversified and has a small airport with regional service, although it is located around 100 miles from DFW International and Austin International Airports. Waco is the home of Baylor University with approximately 21,000 students.

Mideast Market. First Guaranty's branch in Vanceburg, Kentucky is located approximately 90 miles from Cincinnati, Ohio and 95 miles from Lexington, Kentucky. First Guaranty's branch in Bridgeport, West Virginia is located approximately 35 miles from Morgantown, West Virginia and 105 miles from Pittsburgh, Pennsylvania.

Our Strategy

Our mission is to increase shareholder value while providing financial services for and contributing to the growth and welfare of the communities that we serve. We aim to become the preferred bank for small businesses and consumers in both metropolitan and rural markets. Our goal is to expand our market share along Louisiana's key interstate corridors, including I-12, I-55, I-10, I-49, and I-20, and to continue our growth in the Texas markets of Dallas-Fort Worth-Arlington and Waco. Additionally, we seek to strengthen our relationships in Kentucky and West Virginia. This mission encompasses not only expanding our geographical footprint but also transforming lives by imparting personal finance skills and staying relevant through innovative banking solutions.

First Guaranty modified its business strategy in mid-2024. Our new business strategy focuses on controlled asset growth, measured expense reductions, expanded balance sheet risk management, and enhanced credit risk management.

Controlled Asset Growth

First Guaranty successfully grew its loan portfolio and total assets during the last several years. We plan to moderate future growth as we manage our current loan portfolio and capital levels. We plan to reduce our exposure to commercial real estate loans particularly construction loans and non-owner occupied loans. We will continue to pursue residential mortgage lending, consumer lending, owner occupied commercial real estate, commercial and industrial loans, and guaranteed lending. We will continue to be a leading agricultural lender and grow our Farm Service Agency lending. We will continue with our commercial leasing business.

Measured Expense Reduction

We initiated a series of cost reduction measures during the third quarter of 2024. These included planned reduction in staffing that has resulted in approximately 20 percent, or almost 100 fewer full time equivalent employees at the end of 2024 compared to the end of 2023. We reduced discretionary expenses such as travel, training and advertising, and director fees, and modified our health care plan. We are working to replace external third party service providers with lower cost providers or with internally generated solutions. We are evaluating our internal functions to create more efficiency and reduce redundant processes in order to achieve more productively with less expense.

Expanded Balance Sheet Risk Management

We increased on balance sheet liquidity during 2024 which lowered our loan to deposit ratio and improved First Guaranty's sensitivity to changes in market interest rates. First Guaranty's balance sheet position has historically been liability sensitive which resulted in a reduction in net interest income and net interest margin during the significant rise in market interest rates in 2022 and 2023. Our strategy during the last year has been to take measures to reduce First Guaranty's liability sensitivity position and move the balance sheet towards a more market neutral position over time.

Our deposit strategy continues to focus on expanding our individual and business deposit bases while maintaining our public funds deposit program. During 2023 and 2024 we also expanded our use of select wholesale or brokered deposits in order to increase liquidity and manage sensitivity to market risk. Our deposit strategy leverages off the market share dominance that we have in several of our markets, such as the Hammond MSA where we had a 46.5% deposit market share at June 30, 2024, placing us first overall. Our commercial and consumer lending teams focus on building business and individual deposits concurrent with loans. Our public funds department is dedicated to maintaining strong relationships with our well diversified base of public entities. We provide a variety of services to our public funds clients. Our public funds deposit program has provided us with a stable source of funding. We will continue to concentrate on keeping many of these funds under contract as we are often the fiscal agent for these governmental agencies which helps maintain this funding.

Enhanced Credit Risk Management

First Guaranty's non-performing assets increased during 2024. We have taken proactive measures to address these non-performing assets and to reduce the level of non-performing assets. We have increased our allowance for credit losses. We expanded our internal annual loan review function and engaged additional external loan review during 2024. We increased internal credit standards and slowed the origination of new loans. We increased the risk weighted capital ratios during 2024 through growth in retained earnings and the allowance for credit losses, reduction in commitments for construction loans and by reducing total loan balances. We plan to continue increasing capital and increasing the risk weighted capital ratio.

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

Non-Farm Non-Residential Loans. Non-farm non-residential loans are an integral part of our operating strategy. We expect to continue to emphasize this business line in the future with loans to small businesses and real estate projects in our market area. At December 31, 2024 loans secured by non-farm non-residential properties totaled $1.2 billion, or 42.9% of our total loan portfolio. Our non-farm non-residential loans are secured by commercial real estate generally located in our market area, which may be owner-occupied or non-owner occupied. We may originate, participate in, or purchase real estate loans outside of our market area in order to diversify our portfolio. Our owner-occupied commercial real estate loans totaled $389.4 million, or 33.6% of total non-farm non-residential loans at December 31, 2024. Permanent loans on non-farm non-residential properties are generally originated in amounts up to 85% of the appraised value of the property for owner-occupied commercial real estate properties and up to 80% of the appraised value of the property for non- owner-occupied commercial real estate properties. We consider a number of factors in originating non-farm non-residential loans. We evaluate the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. We consider the financial resources of the borrower, the borrower's experience in owning or managing similar property and the borrower's payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that the borrower's net operating income together with the borrower's other sources of income is at least 125% of the annual debt service and the ratio of the loan amount to the appraised value of the mortgaged property. We generally obtain personal guarantees from the borrower or a third party as a condition to originating commercial real estate loans. All non-farm non-residential loans are appraised by outside independent appraisers approved by the board of directors.

Our non-farm non-residential loans are diversified by borrower and industry group, and generally secured by improved property such as hotels, office buildings, healthcare facilities including assisted living centers, retail stores, gaming facilities, warehouses, manufacturing facilities, church buildings and other non-residential buildings. Non-farm non-residential loans are generally made at rates that adjust at or above the prime rate as reported in the Wall Street Journal, that mature in three to five years and with principal amortization for a period of up to 20 years. We will also originate fixed-rate, non-farm non-residential loans that mature in three to five years with principal amortization of up to 20 years. We have recently developed a fully amortizing loan product that will have periodic interest rate price resets which now represents the majority of our new origination and renewed loans. Our largest concentration of non-farm non-residential loans is secured by hotels, and such loans are generally made only to hotel operators known to management.

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

Commercial and Industrial Loans. Commercial and industrial loans totaled $257.5 million, or 9.5% of our total loan portfolio at December 31, 2024. Commercial and industrial loans (excluding syndicated loans) are generally made to small and mid-sized companies located within Louisiana and Texas. We also participate in government programs which guarantee portions of commercial and industrial loans such as the SBA and USDA. In most cases, we require collateral of equipment, accounts receivable, inventory, chattel or other assets before making a commercial business loan. We have a dedicated staff within our credit department that monitors asset-based lending and regularly conducts reviews of borrowing based certificates, aging and inventory reports, and on-site audits. Our commercial term loans totaled $102.4 million at December 31, 2024, or 39.8% of total commercial and industrial loans. Our commercial and industrial maximum loan to value limit is 80%. Our commercial term loans are generally fixed interest rate loans, indexed to the prime rate, with terms of up to five years, depending on the needs of the borrower and the useful life of the underlying collateral. Our commercial lines of credit totaled $127.1 million at December 31, 2024, or 49.4% of total commercial and industrial loans. Typically, our commercial lines of credit are adjustable rate lines, indexed to the prime interest rate, which generally mature yearly or within three years. Our underwriting standards for commercial and industrial loans include a review of the applicant's tax returns, financial statements, credit history, the underlying collateral and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan based on cash flow generated by the applicant's business. We generally obtain personal guarantees from the borrower or a third party as a condition to originating commercial and industrial loans.

Over the last 17 years, we pursued a focused program to participate in syndicated loans (loans made by a group of lenders, including us, who share or participate in a specific loan) with a larger regional financial institution as the lead lender. Syndicated loans are typically made to large businesses (which are referred to as shared national credits) or middle market companies (which do not meet the regulatory definition of shared national credits), both of which are secured by business assets or equipment, and also commercial real estate. The syndicate group for both types of loans usually consists of two to three other financial institutions. These loans are adjustable-rate loans generally tied to Secured Overnight Financing Rate ("SOFR"). Our participation amounts typically range between $5.0 million and $15.0 million. Our focus has been to finance middle market companies whose borrowing needs typically range from $25.0 million to $75.0 million. Syndicated loans diversify our loan portfolio, increase our yield and mitigate interest rate risk due to the variable rate pricing structure of the loans. We have a defined set of credit guidelines that we use when evaluating these credits. Our credit department independently reviews all syndicate loans and our board of directors has created a special committee to oversee the underwriting and approval of these loans. At December 31, 2024, syndicated loans secured by assets other than commercial real estate totaled $27.6 million, or 10.7% of the commercial and industrial loan portfolio, of which $27.6 million were shared national credits.

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

One- to Four-Family Residential Real Estate Loans. At December 31, 2024, our one- to four-family residential real estate loans totaled $450.4 million, or 16.7% of our total loan portfolio. We originate one- to four-family residential real estate loans that are secured primarily by residential property in Louisiana and Texas. We generally originate loans in amounts up to 95% of the lesser of the appraised value or purchase price of the mortgaged property. We currently offer one- to four-family residential real estate loans with terms up to 30 years that are generally underwritten according to Fannie Mae guidelines, and we refer to loans that conform to such guidelines as "conforming loans". We generally originate fixed-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which at December 31, 2024 was $766,550 for single-family homes in our market area. At December 31, 2024, we held $19.3 million in jumbo loans exceeded the conforming loan limit at origination. We generally hold our one- to four-family residential real estate loans in our portfolio. We also originate one- to four-family residential real estate loans secured by non-owner occupied properties, but less frequently. Our fixed-rate one- to four-family residential real estate loans include loans that generally amortize on a monthly basis over periods between 10 to 30 years with maturities that range from eight to 30 years. Fixed rate one- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers have the right to refinance or prepay their loans. We do not offer one- to four-family residential real estate loans specifically designed for borrowers with sub-prime credit scores, including interest-only, negative amortization or payment option adjustable-rate mortgage loans.

Our one- to four-family loans also include home equity lines of credit that have second mortgages. At December 31, 2024, we had $15.0 million in home equity lines of credit, which represented 3.3% of our one- to four-family residential real estate loans. Our home equity products are originated in amounts, that when combined with the existing first mortgage loan, do not generally exceed 80% of the loan-to-value ratio of the subject property.

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

Multifamily Loans. On occasion we will originate loans secured by multifamily real estate. At December 31, 2024, we had $165.1 million or 6.1% of our total loan portfolio in multifamily loans. Such loans may be either fixed- or adjustable-rate loans tied to the prime rate with maturity or repricing dates up to five years and amortization schedules of up to 20 years. We will originate multifamily loans in amounts up to 80% of the value of the multifamily property. Nearly all of our multifamily loans are secured by properties in Louisiana, Texas, Kentucky or West Virginia. The underwriting of multifamily loans follows the general guidelines for our non-farm non-residential loans.

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

Construction and Land Development Loans. We offer loans to finance the construction of various types of commercial and residential property. At December 31, 2024, $330.0 million, or 12.2% of our total loan portfolio consisted of construction and land development loans. Construction loans to builders generally are offered with terms of up to 24 months and interest rates are tied to the prime lending rate. These loans generally are offered as fixed or adjustable-rate loans. We will originate residential construction loans for individual borrowers and builders, provided all necessary plans and permits have been obtained. Construction loan funds are disbursed as the project progresses. We will originate construction loans up to 80% of the estimated completed value of the project and we will originate land development loans in amounts up to 75% of the value of the property as developed. We will originate owner occupied one-to-four family residential construction loans up to 90% of the estimated completed value of the property.

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

As part of First Guaranty's change in business strategy in mid-2024, the bank is not actively pursuing to increase this business line. We intend to reduce exposure to construction and land development lending during 2025.

Agricultural Loans. We are a leading lender for agricultural loans in our Southwest Louisiana market. Our agricultural lending includes loans to farmers for the purpose of cultivating rice, sugarcane, soybeans, timber, poultry and cattle. Agricultural loans are generally secured by crops, but may include additional collateral such as farm equipment or vehicles. Agricultural loans totaled $40.7 million, or 1.5% of our total loan portfolio at December 31, 2024. Such loans are generally offered with fixed rates at a margin above prime for a term of generally one year. We will originate agricultural loans in those instances where the borrower's financial strength and creditworthiness has been established. Agricultural loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower's business. A large number of our originated agricultural loans are guaranteed by the U.S. Farm Service Agency. We generally obtain personal guarantees from the borrower or a third party as a condition to originating agricultural loans.

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

Farmland Loans. We originate first mortgage loans secured by farmland. At December 31, 2024, farmland loans totaled $36.0 million, or 1.3% of our total loan portfolio. Such loans are generally fixed-rate loans at a margin over the prime rate with terms up to five years and amortization schedules of up to 40 years. Loans secured by farmland may be made in amounts up to 80% of the value of the farm. However, we will originate farmland loans in amounts up to 100% of the value of the farm if the borrower is able to secure a guarantee from the U.S. Farm Service Agency. Generally, we obtain personal guarantees of the borrower on all loans secured by farmland.

Commercial Leases. We have a commercial lease program that we have operated for ten years. We work with third parties to facilitate the sourcing of lease financing opportunities. Commercial leases generally have higher yields and shorter average lives than real estate secured loans. The weighted average size of our commercial leases was approximately $14.1 million at December 31, 2024. Commercial leases totaled $220.2 million, or 8.2% of our total loan portfolio at December 31, 2024.

Consumer and Other Loans. We make various types of secured consumer loans that are collateralized by deposits, boats and automobiles as well as unsecured consumer loans. These loans totaled $42.3 million in aggregate, or 1.6% of our total loan portfolio at December 31, 2024.

Consumer loans generally have a fixed rate at a margin over the prime rate and have terms of three years to ten years. At December 31, 2024, $11.4 million of our consumer loans were unsecured. Our procedure for underwriting consumer loans includes an assessment of the applicant's credit history and ability to meet existing obligations and payments for the proposed loan, as well as an evaluation of the value of the collateral security, if any.

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

Loan Originations, Sales, Purchases and Participations. Loan originations are derived from a number of sources such as referrals from our board of directors, existing customers, borrowers, builders, attorneys and walk-in customers. We generally retain the loans that we originate in our loan portfolio and only sell loans infrequently. We had $65.3 million at December 31, 2024 in purchased loan participations that were not syndicated loans. We had $114.7 million in purchased loans, primarily secured by real estate, at December 31, 2024. At December 31, 2024, we had $53.9 million in syndicated loans, of which $27.6 million were shared national credits.

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

Our lending activities are also subject to Louisiana statutes and internal guidelines limiting the amount we can lend to any one borrower. Subject to certain exceptions, under Louisiana law the Bank may not lend on an unsecured basis to any single borrower (i.e., any one individual or business entity and his or its affiliates) an amount in excess of 20% of the sum of the Bank's capital stock and surplus, or on a secured basis an amount in excess of 50% of the sum of the Bank's capital stock and surplus. At December 31, 2024, our secured legal lending limit was approximately $117.1 million and our unsecured legal lending limit was approximately $46.8 million.

Deposit Products

Consumer and commercial deposits are attracted principally from within our primary market area through the offering of a selection of deposit instruments including noninterest-bearing and interest-bearing demand, savings accounts and time accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate. At December 31, 2024, we held $3.5 billion in deposits.

We actively seek to obtain public funds deposits. At December 31, 2024, public funds deposits totaled $1.0 billion. We have developed a program for the retention and management of public funds deposits. These deposits are from local government entities such as school districts, hospital districts, sheriff departments and other municipalities. The majority of these deposits are under contractual terms of up to three years. Deposits under fiscal agency agreements are generally stable but public entities may maintain the ability to negotiate term deposits on a specific basis including with other financial institutions. These deposits generally have stable balances as we maintain both operating accounts and time deposits for these entities. There is a seasonal component to public deposit levels associated with annual tax collections. Public funds will increase at the end of the year and during the first quarter. In addition to seasonal fluctuations, there are monthly fluctuations associated with internal payroll and short-term tax collection accounts for our public funds deposit accounts. Public funds clients received funds associated with the CARES Act during 2021 and 2022 which increased average balances. These balances from CARES Act relief funds are anticipated to decline over time. Public funds deposit accounts are collateralized by FHLB letters of credit, reciprocal deposit insurance programs, Louisiana municipal bonds and eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac.

The interest rates paid by us on deposits are set at the direction of our executive management. Interest rates are determined based on our liquidity requirements, interest rates paid by our competitors, and our growth goals and applicable regulatory restrictions and requirements. At December 31, 2024, we had $768.0 million in brokered deposits, of which $657.5 million were time deposits and $110.5 million were money market deposits.

Investments

The objectives of our investment policy are to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and to meet pledging requirements for our public funds and other borrowings. Our investment securities consist of: (1) U.S. Treasury obligations; (2) U.S. government agency obligations; (3) mortgage-backed securities; (4) collateralized mortgage obligations; (5) corporate and other debt securities and (6) municipal bonds. Our U.S. Government agency securities comprise the largest share of our investment securities, having a fair value of $202.1 million all of which were classified as held to maturity at December 31, 2024.

The Bank's management asset liability committee and board investment committee are responsible for regular review of our investment activities and the review and approval of our investment policy. These committees monitor our investment securities portfolio and direct our overall acquisition and allocation of funds, with the goal of structuring our portfolio such that our investment securities provide us with a stable source of income but without exposing us to an excessive degree of market risk. During the last five years, our securities portfolio has generated $66.0 million of pre-tax income. For the year ended December 31, 2024, we had no allowance for credit losses on available for sale securities and a $0.2 million allowance on held to maturity securities.

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

We strive to be socially responsible corporate citizens by supporting our communities and helping them to improve. Our employees are actively involved, volunteering with local charitable organizations, and helping during times of need, such as in the aftermath of hurricanes and other natural disasters. In 2024 our employees volunteered approximately 4,039 hours of service across Louisiana, in Texas, and the Mideast markets in West Virginia and Kentucky. Employees serve both in their personal time and during work hours. In furtherance of our employees’ commitment to service, the Bank contributed over $256,000 in 2024 to charitable organizations in our communities.

Our employees’ personal and professional growth is important to First Guaranty Bank. We offer comprehensive compensation and benefits packages to our employees including a 401(k) Plan, healthcare and insurance benefits, health and childcare flexible spending accounts, and paid vacation and sick time. First Guaranty also provides tuition reimbursement for employees and support for continuing education and advanced certifications. We are an Equal Opportunity Employer.

At December 31, 2024, we had 396 full-time and 13 part-time employees. None of our employees is represented by a collective bargaining group or are parties to a collective bargaining agreement. We believe that our relations with our employees are very good.

Subsidiaries

Other than our wholly-owned bank subsidiary, First Guaranty Bank, we have no subsidiaries.

Supervision and Regulation

General

First Guaranty Bank is a Louisiana-chartered commercial bank and is the wholly-owned subsidiary of First Guaranty Bancshares, a Louisiana-chartered financial holding company. First Guaranty Bank's deposits are insured up to applicable limits by the FDIC. First Guaranty Bank is subject to extensive regulation by the Louisiana Office of Financial Institutions (the "OFI"), as its chartering agency, and by the FDIC, its primary federal regulator and deposit insurer. First Guaranty Bank is required to file reports with, and is periodically examined by, the FDIC and the OFI concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. As a registered bank holding company, First Guaranty Bancshares is regulated by the Federal Reserve Board.

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

The Dodd-Frank Act

The Dodd-Frank Act significantly changed bank regulation and has affected the lending, investment, trading and operating activities of depository institutions and their holding companies. The Dodd-Frank Act also created the Consumer Financial Protection Bureau (the "CFPB") with extensive powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. In February 2025, the Trump administration halted the CFPB’s operations, and its employees were instructed to cease all supervision and examination activity. As a result, the future of the CFPB and its impact on First Guaranty Bancshares and First Guaranty Bank remains uncertain.

The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018
On May 24, 2018, The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “EGRRCPA”) was enacted, which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks. The EGRRCPA’s provisions include, among other things: (i) exempting banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) exempting appraisal requirements for certain transactions valued at less than $400,000 in rural areas; (iii) exempting banks that originate fewer than 500 open-end and 500 closed-end mortgages from HMDA’s expanded data disclosures; (iv) clarifying that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; (v) raising eligibility for the 18-month exam cycle from banks with $1 billion in assets to banks with $3 billion in assets; and (vi) simplifying capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well-capitalized status. In addition, the EGRRCPA required the Federal Reserve Board to raise the asset threshold under its Small Bank Holding Company Policy Statement from $1 billion to $3 billion for bank or savings and loan holding companies that are exempt from consolidated capital requirements, provided that such companies meet certain other conditions such as not engaging in significant nonbanking activities.

Louisiana Bank Regulation

As a Louisiana-chartered bank, First Guaranty Bank is subject to the regulation and supervision of the OFI. Under Louisiana law, First Guaranty Bank may establish additional branch offices within Louisiana, subject to the approval of OFI. After enactment of the Dodd-Frank Act, we can also establish additional branch offices outside of Louisiana, subject to prior regulatory approval, as long as the laws of the state where the branch is to be located would permit such expansion. In addition, First Guaranty Bank is the primary source of First Guaranty's dividend payments, and its ability to pay dividends will be subject to any restrictions applicable to the Bank. Under Louisiana law, a Louisiana bank may not pay cash dividends unless the bank has unimpaired surplus equal to 50% of its outstanding capital stock, both before and after giving effect to the dividend payment. Subject to satisfying such requirement, First Guaranty Bank may pay dividends to First Guaranty without the approval of the OFI so long as the amount of the dividend does not exceed its net profits earned during the current year combined with its retained earnings for the immediately preceding year. The OFI must approve any proposed dividend in excess of this threshold.

Federal Regulations

Capital Requirements. Federal regulations require FDIC-insured depository institutions to meet several minimum capital standards:  a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8%, and a 4% Tier 1 capital to total assets leverage ratio.

For purposes of the regulatory capital requirements, common equity Tier 1 capital is generally defined as common stockholders' equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions such as First Guaranty Bank, that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income ("AOCI"), up to 45% of net unrealized gains on available for sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one-to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

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

Notwithstanding the foregoing, pursuant to the EGRRCPA, the FDIC finalized a rule, effective January 1, 2020, that established a community bank leverage ratio (tier 1 capital to average consolidated assets) at 9% for institutions under $10 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized. Eligible institutions may opt into and out of the community bank ratio framework on their quarterly call report. First Guaranty Bank did not elect to follow the community bank leverage ratio as of December 31, 2024.

At December 31, 2024, First Guaranty and the Bank exceeded all regulatory capital requirements and was considered to be well-capitalized based on FDIC and Federal Reserve Board guidelines.

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

Concentrated Commercial Real Estate Lending Regulations. The federal banking agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending, which outlines their expectations for managing concentration risks. The guidance provides that an institution has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multi-family and non-farm residential properties and loans for construction, land development, and other land represent 300% or more of total capital and the outstanding balance of such loans has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing and increasing capital requirements. First Guaranty Bank is subject to this guidance.

Business and Investment Activities. Under federal law, all state-chartered FDIC-insured banks have been limited in their activities as principal and in their equity investments to the type and the amount of investments authorized for national banks, notwithstanding state law. Federal law permits exceptions to these limitations. For example, certain state-chartered banks may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is the lesser of 100.0% of Tier 1 capital or the maximum amount permitted by Louisiana law.

The FDIC is also authorized to permit state banks to engage in state-authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the FDIC insurance fund. The FDIC has adopted regulations governing the procedures for institutions seeking approval to engage in such activities or investments. The Gramm-Leach-Bliley Act of 1999 specified that a state bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a "financial subsidiary," if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

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

As of December 31, 2024, First Guaranty and the Bank were considered well-capitalized.

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

Enforcement. The FDIC has extensive enforcement authority over insured state banks, including First Guaranty Bank. That enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound banking practices. The FDIC also has authority under federal law to appoint a conservator or receiver for an insured bank under certain circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was "critically undercapitalized" on average during the calendar quarter beginning 270 days after the date on which the institution became "critically undercapitalized."

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

The federal banking agencies approved additional rules in 2023, which began to take effect on April 1, 2024, aimed at strengthening and modernizing the CRA.

FHLB System. First Guaranty Bank is a member of the FHLB System, which consists of eleven regional FHLBs. The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB of Dallas, First Guaranty Bank is required to acquire and hold a specified amount of shares of capital stock in the FHLB. As of December 31, 2024, First Guaranty Bank was in compliance with this requirement.

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

Holding Company Regulation

As a financial holding company, First Guaranty is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, as administered by the Federal Reserve Board. We are required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval would be required for us to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company.

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

Bank holding companies with greater than $3 billion in total consolidated assets are subject to consolidated regulatory capital requirements. First Guaranty became subject to these requirements on March 31, 2024.

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

We are affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve Board. In view of changing conditions in the national economy and in the money markets, it is impossible for management to accurately predict future changes in monetary policy or the effect of such changes on our business or financial condition.

Federal Securities Laws

First Guaranty's common stock is registered with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934, as amended. First Guaranty is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934, as amended.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. We have policies, procedures and systems designed to ensure compliance with these regulations.

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

Risks Related to Our Lending

We have recently experienced an increase in nonperforming assets.

At December 31, 2024, our non-performing assets, which consist of non-performing loans and other real estate owned, were $120.4 million, or 3.03% of total assets, an increase of 188.4% from December 31, 2023. Our non-performing assets adversely affect our net income in various ways:

•we record interest income only on the cash basis or cost-recovery method for nonaccrual loans and we do not record interest income for other real estate owned;

•we must provide for probable loan losses through a current period charge to the provision for credit losses;

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

Our efforts to resolve our existing and future non-performing assets may not be successful, and we may not be able to realize the current carrying value of such assets.

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

Our business, the location of our branches and the real estate used as collateral on our real estate loans are primarily concentrated in Louisiana and North Central Texas. Additionally, we anticipate continued future loan growth in our Mideast markets located in Kentucky and West Virginia. At December 31, 2024, approximately 86.3% of the secured loans in our loan portfolio were secured by real estate and other collateral located in our market areas. As a result, we are exposed to risks associated with a lack of geographic diversification. The occurrence of an economic downturn in our markets, or adverse changes in laws or regulations in these markets could impact the credit quality of our assets, the businesses of our customers and our ability to expand our business. Our success significantly depends upon the growth in population, income levels, deposits and housing in our market area. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may be negatively affected.

Material fluctuations in the price of oil and gas could adversely affect our business. At December 31, 2024, approximately $79.9 million, or 3.0% of our total loan portfolio was comprised of loans to businesses engaged in support or service activities for oil and gas operations. At December 31, 2024 we had $46.9 million in unfunded loan commitments related to these businesses. In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio. In addition, substantially all of our loans are to individuals and businesses in Louisiana and North Central Texas. Our business customers may not have customer bases that are as diverse as businesses serving regional or national markets. Consequently, any decline in the economy of our market area could have an adverse impact on our revenues and financial condition. In particular, we may experience increased loan delinquencies, which could result in a higher provision for credit losses and increased charge-offs. Any sustained period of increased non-payment, delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, results of operations and financial condition.

We have a significant number of loans secured by real estate, and a downturn in the local or national real estate market could negatively impact our profitability.

At December 31, 2024, approximately 79.2% of our total loan portfolio was secured by real estate, most of which is located in Louisiana and North Central Texas. Future declines in the real estate values in our Louisiana and North Central Texas markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower's obligations to us. First Guaranty may participate in or purchase real estate loans located outside of our traditional markets which may be affected by national or other localized market trends. This could require increasing our allowance for credit losses to address the decrease in the value of the real estate securing our loans which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our loan portfolio consists of a high percentage of loans secured by non-farm non-residential real estate. These loans carry a greater credit risk than loans secured by one- to four-family properties.

Our loan portfolio includes non-farm non-residential real estate loans, primarily loans secured by commercial real estate such as office buildings, hotels and retail facilities. At December 31, 2024, our non-farm non-residential loans totaled $1.2 billion, or 42.9% of our total loan portfolio. Commercial real estate values have decreased in recent quarters in response to higher interest rates and a number of other factors; in response, bank regulators have been increasing scrutiny on banks’ exposure to commercial real estate.

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

At December 31, 2024, $257.5 million, or 9.5% of our total loans, was comprised of commercial and industrial loans to businesses collateralized by general business assets including, among other things, accounts receivable, inventory and equipment and generally backed by a personal guaranty of the borrower or principal. These commercial and industrial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial and industrial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property such as equipment and inventory, which may decline in value more rapidly than we anticipate, or may be difficult to market and sell, exposing us to increased credit risk. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets, resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

A portion of our loan portfolio is comprised of commercial leases secured by equipment or other commercial collateral, the deterioration in value of which could increase the potential for future losses.

At December 31, 2024, $220.2 million, or 8.2% of our total loans, was comprised of commercial leases. These commercial leases are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial leases is subject to the ongoing business operations of the borrower. The collateral securing leases includes equipment and other assets which may decline in value more rapidly than we anticipate, or may be difficult to market and sell, exposing us to increased credit risk. Significant adverse changes in the economy or local market conditions in which our commercial leasing customers operate could cause rapid declines in loan collectability and the values associated with lease assets, resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

A portion of our loan portfolio consists of syndicated loans, including syndicated loans known as shared national credits, secured by assets located generally outside of our market area. Syndicated loans may have a higher risk of loss than other loans we originate because we are not the lead lender and we have limited control over credit monitoring.

Our loan portfolio includes syndicated loans (loans made by a group of lenders, including us, who share or participate in a specific loan) with a larger regional financial institution as the lead lender. Syndicated loans are typically made to large businesses (which are referred to as "shared national credits") or middle market companies (which do not meet the regulatory definition of shared national credits), both of which are secured by business assets or equipment, and commercial real estate located generally outside of our market area. The syndicate group for both types of loans usually consists of two to three other financial institutions. First Guaranty's commitment typically ranges between $5.0 million to $15.0 million. At December 31, 2024, we had $53.9 million in syndicated loans, or 2.0% of our total loan portfolio, of which $27.6 million met the definition of shared nation credits and $26.3 million were not shared national credits. Syndicated loans may have a higher risk of loss than other loans we originate because we rely on the lead lender to monitor the performance of the loan. Moreover, our decision regarding the classification of a syndicated loan and loan loss provisions associated with a syndicated loan are made in part based upon information provided by the lead lender. A lead lender also may not monitor a syndicated loan in the same manner as we would for other loans that we originate. If our underwriting of these syndicated loans is not sufficient, our non-performing loans may increase, and our earnings may decrease.

If the allowance for credit losses is not sufficient to cover actual loan losses, earnings could decrease.

Loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to assure repayment. We may experience significant credit losses, which could have a material adverse effect on our operating results. Various assumptions and judgments about the collectability of the loan portfolio are made, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of many loans. In determining the amount of the allowance for credit losses, management reviews the loans and the loss and delinquency experience and evaluates economic conditions.

At December 31, 2024, our allowance for credit losses as a percentage of total loans, net of unearned income, was 1.29% and as a percentage of total non-performing loans was 29.00%. The determination of the appropriate level of allowance is subject to judgment and requires us to make significant estimates of current credit risks and future trends, all of which are subject to material changes. If assumptions prove to be incorrect, the allowance for credit losses may not cover inherent losses in the loan portfolio at the date of the financial statements. Significant additions to the allowance would materially decrease net income. Non-performing loans may further increase and non-performing or delinquent loans may adversely affect future performance. Any future credit deterioration, could require us to increase our allowance for credit losses in the future. In addition, federal and state regulators periodically review the allowance for credit losses and may require an increase in the allowance for credit losses or recognize further loan charge-offs. Any significant increase in our allowance for credit losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition.

Emphasis on the origination of short-term loans could expose us to increased lending risks.

At December 31, 2024, $1.2 billion, or 46.2% of our total loans consisted of short-term loans, defined as loans whose payments are typically based on ten to 20-year amortization schedules but have maturities typically ranging from one to five years. This results in our borrowers having significantly higher final payments due at maturity, known as "balloon payments." In the event our borrowers are unable to make their balloon payments when they are due, we may incur significant losses in our loan portfolio. Moreover, while the shorter maturities of our loan portfolio help us to manage our interest rate risk, they also increase the reinvestment risk associated with new loan originations. During an economic slow-down, we might incur significant losses as our loan portfolio matures.

The level of concentrations in our commercial real estate loan portfolio subjects us to additional regulatory scrutiny.

The FDIC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multifamily and non-owner occupied, non-farm, non-residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these factors, we have a concentration in loans of the type described in (ii), above, of 369% of our total bank capital at December 31, 2024. The purpose of the guidance is to assist banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Our bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our commercial real estate and multifamily lending and/or the requirement that we maintain higher levels of regulatory capital, either of which would adversely affect our loan originations and profitability.
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

Because of the short timeframe between the passing of the CARES Act and implementation of the PPP, some of the rules and guidance relating to PPP were issued after lenders began processing PPP applications. Also, there was and continues to be uncertainty in the laws, rules and guidance relating to the PPP. Since the opening of the PPP, several banks have been subject to litigation regarding the procedures used in processing PPP applications, and several banks have been subject to litigation regarding the payment of fees to agents that assisted borrowers in obtaining PPP loans. In addition, some banks and borrowers have received negative media attention associated with PPP loans. Although we believe that we have administered the PPP in accordance with all applicable laws, regulations and guidance, we may be exposed to litigation risk and negative media attention related to our participation in the PPP. If any such litigation is not resolved in our favor, it may result in significant financial liability to us or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation or media attention could have a material adverse impact on our business, financial condition, and results of operations.

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

The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings and cash flows depend to a great extent upon the level of our net interest income, or the difference between the interest income we earn on loans, investments and other interest-earning assets, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. The Federal Reserve Board increased interest rates significantly during 2022 and 2023. As a result of this rapid increase in interest rates, unrealized losses in First Guaranty's investment securities portfolio increased dramatically and thereby negatively impacted First Guaranty's accumulated other comprehensive income. These unrealized losses were approximately $73.8 million as of December 31, 2024 compared to $69.1 million as of December 31, 2023 and $80.9 million as of December 31, 2022. Such losses could be realized into earnings should liquidity needs and/or business strategy necessitate the sale of securities in a loss position, which could adversely affect First Guaranty's financial condition, capital ratios, and results of operations.

Both the pace of these increases and the resulting interest rate levels are unprecedented in recent times and any future rapid changes in interest rates could have a number of effects on our business, which may include reduced loan demand, increased delinquencies and increased loan paydowns and payoffs. Conversely, a decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan portfolio and increased competition for deposits. Accordingly, changes in the level of market interest rates affect our net yield on interest-earning assets, loan origination volume, loan portfolio and our overall results. Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in market interest rates, those rates are affected by many factors outside of our control, including governmental monetary policies, inflation, deflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets.

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
Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, the sale of our investment securities, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff. Recent increases in interest rates have resulted in increased competition for deposits. If customers move money out of bank deposits and into other investments such as money market funds, we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income. The 2023 bank failures increased awareness of the risks of uninsured deposit balances. As discussed further below, public funds are a sizeable portion of our deposits. Loss of a large public funds depositor at the end of a contract would negatively impact liquidity.
Other primary sources of funds consist of cash flows from operations and maturities and sales of investment securities. Additional liquidity is provided by the ability to borrow from the FHLB or the Federal Reserve Board. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by a decrease in the level of our business activity as a result of a downturn in our target markets or by one or more adverse regulatory actions against us.
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

Public funds deposits are a significant source of funds for our lending and investment activities. At December 31, 2024, $1.0 billion, or 30.1% of our total deposits, consisted of public funds deposits from local government entities such as school districts, hospital districts, sheriff departments and other municipalities, which are collateralized by letters of credit from the FHLB, investment securities, and reciprocal deposit insurance programs. Given our dependence on high-average balance public funds deposits as a source of funds, our inability to retain such funds could significantly and adversely affect our liquidity. Further, our public funds deposits are primarily demand deposit accounts or short-term time deposits and are therefore more sensitive to interest rate risks. If we are forced to pay higher rates on our public funds accounts to retain those funds, or if we are unable to retain such funds and we are forced to resort to other sources of funds for our lending and investment activities, such as borrowings from the FHLB, the interest expense associated with these other funding sources may be higher than the rates we are currently paying on our public funds deposits, which would adversely affect our net income.

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

Net interest income is the most significant component of our operating income. For the year ended December 31, 2024, our net interest income totaled $88.4 million in comparison to our total noninterest income of $24.7 million earned during the same year. We do not rely on nontraditional sources of fee income utilized by some community banks, such as fees from sales of insurance, securities or investment advisory products or services. The amount of our net interest income is influenced by the overall interest rate environment, competition, and the amount of interest-earning assets relative to the amount of interest-bearing liabilities. In the event that one or more of these factors were to result in a decrease in our net interest income, we have limited sources of noninterest income to offset any decrease in our net interest income.

We obtain a significant portion of our noninterest revenue through service charges on core deposit accounts, and regulations impacting service charges could reduce our fee income.

A significant portion of our noninterest revenue is derived from service charge income. During the year ended December 31, 2024, service charges, commissions and fees represented $3.2 million, or 12.9% of our total noninterest income excluding losses on securities. During the year ended December 31, 2023, service charges, commissions and fees represented $3.4 million, or 32.2% of our total noninterest income excluding gains on securities. The largest component of this service charge income is overdraft-related fees. Management believes that changes in banking regulations pertaining to rules on certain overdraft payments on consumer accounts have and will continue to have an adverse impact on our service charge income. Additionally, changes in customer behavior, as well as increased competition from other financial institutions, may result in declines in deposit accounts or in overdraft frequency resulting in a decline in service charge income. A reduction in deposit account fee income could have a material adverse effect on our earnings.

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

Our ability to grow and compete is dependent on our ability to build or acquire the necessary operational and technological infrastructure and to manage the cost of that infrastructure as we expand. Similar to other large corporations, operational risk can manifest itself in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or outside persons and exposure to external events. As discussed below, we are dependent on our operational infrastructure to help manage these risks. In addition, we are heavily dependent on the strength and capability of our technology systems which we use both to interface with our customers and to manage our internal financial systems and other systems. Our ability to develop and deliver new products that meet the needs of our existing customers and attract new ones depends on the functionality of our technology systems. Additionally, our ability to run our business in compliance with applicable laws and regulations is dependent on these infrastructures.

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

In addition, our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Although we take protective measures to maintain the confidentiality, integrity and availability of information across all geographic markets and product lines, and endeavor to modify these protective measures as circumstances warrant, the nature of the threats to secure processing continues to evolve. As a result, our computer systems, software and networks may be vulnerable to unauthorized access such as a business email compromise, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks and other events that could have an adverse security impact. Despite the defensive measures we take to manage our internal technological and operational infrastructure, these threats may originate externally from third parties such as foreign governments, organized crime and other hackers, and outsourced or infrastructure-support providers and application developers, or may originate internally from within our organization. Given the increasingly high volume of our transactions, certain errors may be repeated or compounded before they can be discovered and rectified. Such incidents may result in required notifications to customers and or regulators resulting in reduced reputation and liability to legal proceedings.

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

From time to time, the Financial Accounting Standards Board ("FASB") and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our financial statements. These changes are beyond our control, can be difficult to predict and could materially affect how we report our financial condition and results of operations. We could also be required to apply a new or revised standard retroactively, which may result in our restating our prior period financial statements.

In June 2016, the FASB issued a standard, Financial Instruments – Credit Losses, that significantly changed how banks measure and recognize credit impairment for many financial assets from an incurred loss methodology to a current expected loss model. The current expected credit loss model requires banks to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets that are in the scope of the standard. First Guaranty adopted this standard effective January 1, 2023.

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

While we attempt to invest a significant percentage of our assets in loans (our loan to deposit ratio was 77.5% at December 31, 2024), we invest a portion of our total assets (15.2% at December 31, 2024) in investment securities with the primary objectives of providing a source of liquidity, generating an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements of our public funds deposits and meeting regulatory capital requirements. At December 31, 2024, the carrying value of our securities portfolio was $602.7 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise, as we experienced in 2022 and 2023, resulting in unrealized losses of $73.8 million as of December 31, 2024. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause a credit related impairment in future periods and result in realized losses. The process for determining whether impairment is credit related usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. At December 31, 2024, First Guaranty had no allowance for credit losses on available for sale securities. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, financial condition and results of operations.

Other General Business Risks

Hurricanes or other adverse weather conditions can have an adverse impact on our market areas.

Our market area in Southeast Louisiana is close to New Orleans and the Gulf of Mexico, areas which are susceptible to hurricanes, tropical storms, flooding and other natural disasters and adverse weather conditions which could result in a disruption of our operations and increases in loan losses. In recent years, hurricanes have affected several of our markets in Southeast Louisiana. Similar future events could potentially cause widespread property damage, require the relocation of an unprecedented number of residents and business operations, and severely disrupt normal economic activity in our market areas, which may have an adverse effect on our operations, loan originations and deposit base. Moreover, our ability to compete effectively with financial institutions whose operations are not concentrated in areas affected by hurricanes or other adverse weather conditions or whose resources are greater than ours will depend primarily on our ability to continue normal business operations following such event. The severity and duration of the effects of hurricanes or other adverse weather conditions will depend on a variety of factors that are beyond our control, including the amount and timing of government, private and philanthropic investments including deposits in the region, the pace of rebuilding and economic recovery in the region and the extent to which a hurricane's property damage is covered by insurance. The occurrence of any such event could have a material adverse effect on our business, financial condition and results of operations.

We rely on our management team and our board of directors for the successful implementation of our business strategy.

Our success depends significantly on the continued service and skills of our senior management team and our board of directors, particularly Marshall T. Reynolds, our Chairman, Michael R. Mineer, our President and Chief Executive Officer and Eric J. Dosch, our Chief Financial Officer. The implementation of our business and growth strategies also depends significantly on our ability to attract, motivate and retain highly qualified executives and directors. The loss of services of one or more of these individuals could have a negative impact on our business because of their skills, years of industry experience and difficulty of promptly finding qualified replacement personnel.

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

The Federal Reserve Board, the FDIC and the OFI, periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations has become unsatisfactory, or that we are in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. If we become subject to any regulatory actions, it could have a material adverse effect on our business, results of operations, financial condition and growth prospects.

We may be required to raise additional capital in the future, but that capital may not be available when it is needed, or it may only be available on unacceptable terms, which could adversely affect our financial condition and results of operations.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We may at some point, however, need to raise additional capital to support continued growth or be required by our regulators to increase our capital resources. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. Accordingly, we may not be able to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations and pursue our growth strategy could be materially impaired, and our financial condition and liquidity could be materially and adversely affected. In addition, if we are unable to raise additional capital when required by our bank regulators, we may be subject to adverse regulatory action.

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
•market developments and the resulting economic pressure on consumers may affect consumer confidence levels and may cause increases in delinquencies and default rates, which, among other effects, could affect our charge-offs and provision for credit losses. Competition in the industry could intensify as a result of the increasing consolidation of financial institutions in connection with the current market conditions;
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

The rapid rise in interest rates during 2022, the resulting industry-wide reduction in the fair value of securities portfolios, and the related bank runs that led to the failures of Silicon Valley Bank and Signature Bank (New York) in March 2023, among other events, have increased volatility and uncertainty with respect to the health of the U.S. banking system, particularly around liquidity, uninsured deposits and customer concentrations. While we are unable to predict the full impact of this turmoil, it is likely to result in among other things, increased regulatory pressures, which could have material adverse effects on our business, results of operations, financial condition and growth prospects.

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

As of December 31, 2024, $43.2 million, or 1.6% of our total loan portfolio, was comprised of loans where all or some portion of the loans were guaranteed through the SBA, USDA or FSA lending programs, and we intend to grow this segment of our portfolio in the future. From time to time, the government agencies that guarantee these loans reach their internal limits and cease to guarantee loans. In addition, these agencies may change their rules for loans or Congress may adopt legislation that would have the effect of discontinuing or changing the loan programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. Therefore, if these changes occur, the volume of loans to small business, industrial and agricultural borrowers of the types that now qualify for government guaranteed loans could decline. Also, the profitability of these loans could decline.

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

Our principal shareholders (Marshall T. Reynolds, William K. Hood and Edgar R. Smith III) beneficially own, approximately 45% of our outstanding common stock as of December 31, 2024. Each of these shareholders will continue to have the ability to independently vote a meaningful percentage of our outstanding common stock on all matters put to a vote of our shareholders, including the election of our board of directors and certain other significant corporate transactions, such as a merger or acquisition transaction. On any such matter, the interests of these shareholders may not coincide with the interests of the other holders of our common stock and any such difference in interests may result in that shareholder voting its shares in a manner inconsistent with the interests of other shareholders. Additional shares are owned by family members or associates of our principal shareholders; the interests of these shareholders may coincide more with the interests of the principal shareholder than with the interests of the other holders of our common stock.

Our ability to declare and pay dividends is limited.

We have no obligation to continue paying dividends, and we may change our dividend policy at any time without prior notice to our common shareholders. In addition, our ability to pay dividends will continue to be subject, among other things, to certain regulatory guidance and/or restrictions. Future dividends, if any, will be declared and paid at the discretion of our board of directors and will depend on a number of factors, including our and First Guaranty Bank’s capital levels. Subject to certain exceptions, the terms of our senior debt and subordinated debt prohibit us from paying dividends on shares of our capital stock at times when we are deferring the payment of interest on such subordinated debt. Moreover, our ability to pay dividends on our common stock is limited by the terms of our Series A Preferred Stock, which provide that if we have not paid dividends on the Series A Preferred Stock for the most recently completed dividend period, then no dividend or distribution shall be declared, paid, or set aside for payment on shares of our common stock.

Our principal source of funds used to pay cash dividends on our common stock will be cash we may hold from time to time as well as dividends that we receive from First Guaranty Bank. Although First Guaranty Bank’s asset quality, earnings performance, liquidity and capital requirements will be taken into account before we declare or pay any future dividends on our capital stock, our board of directors will also consider our liquidity and capital requirements, and our board of directors could determine to declare and pay dividends without relying on dividend payments from First Guaranty Bank.

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

Shares of the Series A Preferred Stock are equity interests in First Guaranty and do not constitute indebtedness. Accordingly, shares of the Series A Preferred Stock and the depositary shares representing the Series A Preferred Stock are and will be junior in right of payment to any existing and all future indebtedness and other non-equity claims of First Guaranty with respect to assets available to satisfy claims on us, including in a liquidation of First Guaranty. In the event of our bankruptcy, liquidation, dissolution or winding-up, our assets will be available to pay obligations on the Series A Preferred Stock and any parity stock only after all of our liabilities have been paid and any obligations we owe on any securities that rank senior to the Series A Preferred Stock then outstanding, if any, have been satisfied. In case of such bankruptcy, liquidation, dissolution or winding-up, the Series A Preferred Stock will rank equally with any parity stock in the distribution of our assets. Holders of the depositary shares may be fully subordinated to interests held by the U.S. government in the event of a receivership, insolvency, liquidation or similar proceeding. In addition, our existing indebtedness restricts payment of dividends on the Series A Preferred Stock, and any future indebtedness may further restrict payment of dividends on the Series A Preferred Stock.

The Series A Preferred Stock and the depositary shares representing the Series A Preferred Stock effectively rank junior to any existing and all future liabilities of our subsidiary First Guaranty Bank.

First Guaranty is a financial holding company and conducts substantially all of our operations through our subsidiary First Guaranty Bank. Our right to participate in any distribution of the assets of our subsidiaries upon any liquidation, reorganization, receivership or conservatorship of any subsidiary (and thus the ability of the holders of the Series A Preferred Stock and the holders of the depositary shares to benefit indirectly from such distribution) will rank junior to the prior claims of that subsidiary’s creditors. In the event of bankruptcy, liquidation or winding-up, there may not be sufficient assets remaining, after paying our and our subsidiaries’ liabilities, to pay amounts due on any or all of the Series A Preferred Stock and the depositary shares representing the Series A Preferred Stock then outstanding.

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

At December 31, 2024, First Guaranty had an aggregate of $59.9 million of senior and subordinated indebtedness outstanding. The notes we have issued, as well as any note we may issue in the future, rank senior to shares of First Guaranty’s common and preferred stock. In addition, any indebtedness owed by First Guaranty Bank is and will be structurally senior to the rights of the holders of First Guaranty’s common and preferred stock. In the event of any bankruptcy, dissolution or liquidation of First Guaranty, these notes, along with First Guaranty’s other indebtedness, would have to be repaid before First Guaranty’s shareholders would be entitled to receive any of the assets of First Guaranty.

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

Item 1B – Unresolved Staff Comments

None.

Item 1C- Cybersecurity

First Guaranty and First Guaranty Bank recognize the importance of incorporating cybersecurity in the company’s operations, reputation, and overall risk management frameworks. First Guaranty Bank manages cybersecurity for both the holding company First Guaranty Bancshares, Inc. and the bank subsidiary. The IT Steering Committee (ITSC), while reporting regularly to the full Bank Board of Directors (the “Bank Board”), has been delegated oversight to ensure appropriate cybersecurity risk management for risks that are inherent to our organization. These risk management strategies have been implemented into the organization’s enterprise risk management frameworks and our Internal Audit Plan. This disclosure is intended to inform investors about cybersecurity risks, risk management strategies, and potential impacts on financial conditions and operations in line with SEC guidance.

First Guaranty Bank’s Chief Information Security Officer (“CISO”) is primarily responsible for the development, monitoring, and implementation of the Information Security Program. The CISO, through direct interaction with the Chief Information Officer ("CIO"), works to manage cybersecurity risks and provide updates to the Bank Board. The CISO and CIO for First Guaranty Bank have over 30 years of combined cyber security experience and wealth of expertise. The CISO reports quarterly on cybersecurity metrics, key initiatives, and emerging risks that could affect the organization. In accordance with the Graham Leach Bliley Act, the Information Security Program was designed to include administrative, logical, and physical safeguards appropriate for the size and complexity of the organization. First Guaranty’s Information Security program recognizes and is in alignment the Federal Financial Institutions Examination Council (FFIEC) standard for cybersecurity risk management and best practices.

First Guaranty assesses cybersecurity risk by identifying reasonably foreseeable internal and external threats that could result in unauthorized disclosure, misuse, alteration, or destruction of customer information, information systems, or bank records. These risks are then classified and prioritized based on their residual risk level. The organization has a board-approved risk appetite of “low.” Any risks with a residual risk above low are escalated to the board for oversight and a mitigation plan is developed to remediate the remaining residual risk.

First Guaranty has developed and implemented an Incident Response Plan (IRP). The IRP establishes a framework for the information security team to identify, classify, notify, contain, eradicate, and recover from cybersecurity related incidents. Testing of the IRP is conducted annually.

First Guaranty engages third-party services to conduct penetration testing as well as regular evaluations of security protocols and processes. Furthermore, First Guaranty has implemented a vendor risk management program that includes a thorough vendor review and information security assessment of the vendor’s security controls, policies, and procedures prior to onboarding. Ongoing and regular monitoring of third parties is managed through the vendor management, enterprise risk management, Information Security, and internal audit departments.

First Guaranty’s Information Security and Learning and Development departments facilitate annual company-wide security awareness training, regular phishing exercises, and provide regular updates across the organization to keep employees informed on ways to mitigate cybersecurity risk. Information Security has developed and distributed a procedure to inform its employees how to escalate potential cybersecurity risks.

As of the date of this Form 10-K, the organization is not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect First Guaranty. For more information on how cybersecurity risk may materially affect the organization, please refer to Item 1A Risk Factors.

Item 2 - Properties

First Guaranty does not directly own any real estate, but it does own real estate indirectly through the Bank. The Bank operates 35 banking facilities. The following table sets forth certain information relating to each office. The net book value of premises and equipment at all branch locations, including the raw land of branches under development, at December 31, 2024 totaled $67.8 million. We believe that our properties are adequate for our business operations as they are currently being conducted.

Location	Use of Facilities	Year Facility Opened or Acquired	Owned/Leased
First Guaranty Square 400 East Thomas Street Hammond, LA 70401	First Guaranty Bank's Main Office	1975	Owned
2111 West Thomas Street Hammond, LA 70401	Guaranty West Banking Center	1974	Owned
455 West Railroad Avenue Independence, LA 70443	Independence Banking Center	1979	Owned
301 Avenue F Kentwood, LA 70444	Kentwood Banking Center	1975	Owned
189 Burt Blvd Benton, LA 71006	Benton Banking Center	2010	Owned
126 South Hwy. 1 Oil City, LA 71061	Oil City Banking Center	1999	Owned
401 North 2nd Street Homer, LA 71040	Homer Main Banking Center	1999	Owned
10065 Hwy 79 Haynesville, LA 71038	Haynesville Banking Center	1999	Owned
117 East Hico Street Dubach, LA 71235	Dubach Banking Center	1999	Owned
102 East Louisiana Avenue Vivian, LA 71082	Vivian Banking Center	1999	Owned
500 North Cary Avenue Jennings, LA 70546	Jennings Banking Center	1999	Owned
799 West Summers Drive Abbeville, LA 70510	Abbeville Banking Center	1999	Owned
2231 S. Range Avenue Denham Springs, LA 70726	Denham Springs Banking Center	2005	Owned
500 West Pine Street Ponchatoula, LA 70454	Ponchatoula Banking Center	2016	Owned
29815 Walker Rd S Walker, LA 70785	Walker Banking Center	2007	Owned
6151 Hwy 10 Greensburg, LA 70441	Greensburg Banking Center	2011	Owned
35651 Hwy 16 Montpelier, LA 70422	Montpelier Banking Center	2011	Owned
33818 Hwy 16 Denham Springs, LA 70706	Watson Banking Center	2011	Owned
8951 Synergy Dr. #100 McKinney, TX 75070	McKinney Banking Center	2017	Owned
7600 Woodway Drive Waco, TX 76712	Waco Banking Center	2017	Owned
2209 W. University Dr. Denton, TX 76201	Denton Banking Center	2017	Owned
2001 N. Handley Ederville Road Fort Worth, TX 76118	Fort Worth Banking Center	2017	Owned
603 Main Street #101 Garland, TX 75040	Garland Banking Center	2017	Leased
4221 Airline Drive Bossier City, LA 71111	Bossier City Banking Center	2017	Owned
4740 Nelson Rd #320 Lake Charles, LA 70605	Lake Charles Loan Production Office	2019	Leased
632 West Oak Street Amite, LA 70422	Amite Banking Center	2019	Owned
1701 Metro Drive Alexandria, LA 71301	Alexandria Banking Center	2019	Owned
1110 Shirley Road Bunkie, LA 71322	Bunkie Banking Center	2019	Owned

2705 Main Street Hessmer, LA 71341	Hessmer Banking Center	2019	Owned
305 North Main Street Marksville, LA 71351	Marksville Banking Center	2019	Owned
211 East Tunica Drive Marksville, LA 71351	Tunica Banking Center	2019	Owned
10710 Highway 1 Moreauville, LA 71355	Moreauville Banking Center	2019	Owned
40 Pinecrest Drive Pineville, LA 71360	Pineville Banking Center	2019	Owned
15 Second Street Vanceburg, Kentucky 41179	Vanceburg Banking Center	2021	Owned
173 Bombardier Way, Jct. Routes 50 and 76 Bridgeport, West Virginia 26330	Bridgeport Banking Center	2021	Leased

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

PART II

Item 5 - Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are traded on the Nasdaq Global Market under the symbol "FGBI". As of December 31, 2024, there were approximately 1,600 holders of record of our common stock.

The depositary shares underlying our Series A Preferred Stock are traded on the Nasdaq Global Market under the symbol “FGBIP”.

Our common and preferred shareholders are entitled to receive dividends when, and if, declared by the Board of Directors, out of funds legally available for dividends. We have paid quarterly cash dividends on our common stock for each of the last 126 quarters dating back to the third quarter of 1993. The Board of Directors intends to continue to pay regular quarterly cash dividends on both our common and preferred stock. The ability to pay dividends in the future will depend on our earnings and financial condition, liquidity and capital requirements, regulatory restrictions, the general economic and regulatory climate and ability to service any equity or debt obligations senior to common stock. There are legal restrictions on the ability of First Guaranty Bank to pay cash dividends to First Guaranty Bancshares, Inc. Under federal and state law, we are required to maintain certain surplus and capital levels and may not distribute dividends in cash or in kind, if after such distribution we would fall below such levels. Specifically, an insured depository institution is prohibited from making any capital distribution to its shareholders, including by way of dividend, if after making such distribution, the depository institution fails to meet the required minimum level for any relevant capital measure including the risk-based capital adequacy and leverage standards.

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

First Guaranty Bancshares, Inc. did not repurchase any of its shares of common stock during 2024.

Item 6 - [Reserved]

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. A discussion regarding significant changes in our financial condition from December 31, 2022 to December 31, 2023 and our results of operations for the year ended December 31, 2022 can be found under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 15, 2024, which is available on the SEC's website at www.sec.gov and First Guaranty's website, www.fgb.net This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under "Forward-Looking Statements," "Risk Factors" and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.

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

Total assets were $4.0 billion at December 31, 2024 and $3.6 billion at December 31, 2023. Total deposits were $3.5 billion at December 31, 2024 and $3.0 billion at December 31, 2023. Total loans were $2.7 billion at December 31, 2024, a decrease of $54.9 million, or 2.0%, compared with $2.7 billion at December 31, 2023. Total shareholders' equity was $255.0 million and $249.6 million at December 31, 2024 and December 31, 2023, respectively.

Net income was $12.4 million and $9.2 million for the years ended December 31, 2024 and 2023, respectively. We generate most of our revenues from interest income on loans, interest income on securities, sales of securities, ATM and debit card fees and service charges, commissions and fees. We incur interest expense on deposits and other borrowed funds and noninterest expense such as salaries and employee benefits and occupancy and equipment expenses. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowings which are used to fund those assets. Net interest income is our largest source of revenue. To evaluate net interest income, we measure and monitor: (1) yields on our loans and other interest-earning assets; (2) the costs of our deposits and other funding sources; (3) our net interest spread and (4) our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources. The increase in net income was caused principally by an increase in net interest income of $3.7 million, an increase in noninterest income of $14.2 million, and a decrease in noninterest expense of $2.5 million, partially offset by an increase in provision for credit losses of $16.3 million.

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

Financial highlights for the fourth quarter and years ended December 31, 2024 and 2023:
•Total assets increased $420.0 million, or 11.8%, to $4.0 billion at December 31, 2024 when compared with December 31, 2023. Total loans at December 31, 2024 were $2.7 billion, a decrease of $54.9 million, or 2.0%, compared with December 31, 2023. Total deposits were $3.5 billion at December 31, 2024, an increase of $467.2 million, or 15.5% compared with December 31, 2023. Retained earnings were $73.0 million at December 31, 2024, an increase of $5.0 million compared to $68.0 million at December 31, 2023. Shareholders' equity was $255.0 million and $249.6 million at December 31, 2024 and December 31, 2023, respectively.
•Net income for each of the years ended December 31, 2024 and 2023 was $12.4 million and $9.2 million, respectively.
•Earnings per common share were $0.81 for the year ended December 31, 2024 and $0.62 for the year ended December 31, 2023. Total weighted average common shares outstanding were 12,501,035 and 11,165,303 at December 31, 2024 and December 31, 2023, respectively.
•The allowance for credit losses was 1.29% of total loans at December 31, 2024 compared to 1.13% at December 31, 2023.
•The provision for credit losses totaled $20.0 million for 2024 and $3.7 million in 2023.
•Net interest income for 2024 was $88.4 million compared to $84.7 million for 2023.
•Noninterest income for 2024 was $24.7 million compared to $10.6 million for 2023.
•The net interest margin was 2.47% for 2024 and 2.69% for 2023. Loans as a percentage of average interest earning assets decreased to 77.4% at December 31, 2024 compared to 82.8% at December 31, 2023.
•Investment securities totaled $602.7 million at December 31, 2024, an increase of $198.6 million when compared to $404.1 million at December 31, 2023. At December 31, 2024, available for sale securities, at fair value, totaled $281.1 million, an increase of $197.6 million when compared to $83.5 million at December 31, 2023. At December 31, 2024, held to maturity securities, at amortized cost and net of the allowance for credit losses, totaled $321.6 million as compared to $320.6 million at December 31, 2023. The allowance for credit losses for HTM securities was $0.2 million at December 31, 2024, an increase of $0.1 million when compared to $0.1 million at December 31, 2023.
•Total loans net of unearned income were $2.7 billion at December 31, 2024 a net decrease of $54.9 million from December 31, 2023. Total loans net of unearned income are reduced by the allowance for credit losses which totaled $34.8 million at December 31, 2024 and $30.9 million at December 31, 2023. First Guaranty adopted ASC 326 effective January 1, 2023 and recorded a cumulative adoption adjustment to the allowance of $7.1 million.
•Nonaccrual loans increased $83.3 million to $108.5 million at December 31, 2024 compared to $25.2 million at December 31, 2023. The increase in total nonaccrual loans was concentrated primarily in non-farm non-residential and multifamily loans.
•Return on average assets was 0.34% and 0.28% for the years ended December 31, 2024 and 2023, respectively. Return on average common equity was 4.58% and 3.36% for 2024 and 2023, respectively. Return on average assets is calculated by dividing net income by average assets. Return on average common equity is calculated by dividing net income by average common equity.
•Book value per common share was $17.75 as of December 31, 2024 compared to $17.36 as of December 31, 2023. Tangible book value per common share was $16.48 as of December 31, 2024 compared to $16.03 as of December 31, 2023.
•First Guaranty's Board of Directors declared cash dividends of $0.41 per common share in 2024 and $0.64 per common share in 2023. First Guaranty has paid 126 consecutive quarterly dividends on its common stock as of December 31, 2024.
•First Guaranty paid preferred cash dividends of $2.3 million during 2024 and 2023.
•As previously announced, on March 28, 2024, First Guaranty issued a $30.0 million subordinate note in a private placement.
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
Recent Developments
•In the first quarter of 2025, First Guaranty closed three branches and consolidated two existing branches into one location on March 7, 2025. These branches were located in Louisiana. The impact of the branch closures and consolidation is not expected to materially affect operations.

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

Allowance for Credit Losses.

The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when management believes that the collectability of the principal is unlikely. The allowance is based on management’s evaluation of expected credit losses over the life of the loans in the portfolio, in accordance with ASC 326. The loan portfolio is divided into segments to evaluate expected losses. Loans that do not share risk characteristics with a segment are evaluated individually. Management estimates the allowance balance using available information such as past events, current conditions and reasonable forecasts. Adjustments to historical information are made using quantitative and qualitative factors developed by management.

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

Financial Condition

Assets

Our total assets were $4.0 billion at December 31, 2024, an increase of $420.0 million, or 11.8%, from total assets of $3.6 billion at December 31, 2023. Assets increased primarily due to increases in cash and cash equivalents of $277.8 million and investment securities of $198.6 million, partially offset by a decrease in net loans of $58.8 million at December 31, 2024 compared to December 31, 2023.

Loans

Net loans decreased $58.8 million, or 2.2%, to $2.7 billion at December 31, 2024 from December 31, 2023. Commercial and industrial loans decreased $77.5 million primarily due to paydowns. Construction and land development loans decreased $69.4 million principally due to the conversion of existing loans to permanent financing. Commercial lease loan balances decreased $65.2 million primarily due to paydowns on the existing lease portfolio. First Guaranty's commercial lease portfolio generally has higher yields than commercial real estate loans but shorter average lives. Consumer and other loans decreased $12.2 million primarily due to paydowns. Agricultural loans decreased $0.3 million primarily due to seasonal activity. Farmland loans increased $3.5 million due to seasonal activity. One-to four-family loans increased $5.5 million primarily due to new originations. Multifamily loans increased $46.2 million primarily due to the conversion of existing construction loans to permanent financing and the origination of new loans. Non-farm non-residential loan balances increased $114.0 million primarily due to new originations and the conversion of construction and land development loans to permanent financing. First Guaranty had approximately 3.0% of funded and 1.7% of unfunded commitments in our loan portfolio to businesses engaged in support or service activities for oil and gas operations. First Guaranty's hotel and hospitality portfolio totaled $178.9 million at December 31, 2024. As part of the management of risks in our loan portfolio, First Guaranty had previously established an internal guidance limit of approximately $200.0 million for its hotel and hospitality portfolio. First Guaranty had $407.1 million in loans related to our Texas markets at December 31, 2024 which was an increase of $31.4 million or 8.4% from $375.7 million at December 31, 2023. First Guaranty had $335.5 million in loans related to our new Mideast markets in Kentucky and West Virginia at December 31, 2024 which was an increase of $57.5 million or 20.7% from $278.1 million at December 31, 2023. Syndicated loans at December 31, 2024 were $53.9 million, of which $27.6 million were shared national credits. Syndicated loans decreased $22.8 million from $76.7 million at December 31, 2023.

As of December 31, 2024, 79.2% of our loan portfolio was secured by real estate. The largest portion of our loan portfolio, at 42.9% as of December 31, 2024, was non-farm non-residential loans secured by real estate. As of December 31, 2024, approximately 53.1% of the loan portfolio was based on a floating rate tied to the prime rate, SOFR or Treasury rates. 46.2% of the loan portfolio is scheduled to mature within five years from December 31, 2024. First Guaranty initiated a process to transfer any LIBOR indexed loans to alternative reference rates such as the prime rate or SOFR as LIBOR was discontinued for repricings after June 30, 2023.

Commercial real estate (“CRE”) has received increased regulatory scrutiny in recent quarters due to valuation concerns associated with the increase in market interest rates and the impact of the COVID-19 pandemic. First Guaranty has utilized enhanced risk management practices for CRE concentration analysis for several years. First Guaranty Bank’s credit department conducts an annual stress test for CRE related loans that is presented to the Bank’s board of directors. The stress test analyzes the impact of changes in interest rates and cash flow on loan customers with credit exposures of $2.5 million or greater. First Guaranty generally requires personal guarantees on CRE loans. First Guaranty generally approves CRE loans with loan-to-values of 80% or less. First Guaranty also generally requires for construction related CRE loans that the borrower provides their equity contribution upfront before loan funds are advanced. First Guaranty modified its business strategy in 2024 to reduce exposure to commercial real estate related loans, particularly loans secured by non-owner occupied properties and construction loans for commercial real estate.

First Guaranty has diversified its CRE portfolio across both industries and geographic location. The following is a summary of the largest CRE related loans associated with hotel and motels, office properties, apartment complexes, healthcare related properties, and properties under construction as of December 31, 2024. The largest CRE loan secured by a hotel or motel totaled $19.9 million. The property is a flagged hotel located in Texas. The largest CRE loan secured by an office related property totaled $21.3 million and is located in West Virginia. The largest CRE loan secured by an apartment complex totaled $26.0 million and is located in Texas. The largest healthcare related loan is a $32.9 million property secured by an assisted living center located in Alabama. The largest CRE loan under construction totaled $40.4 million for an apartment complex and is secured by a property located in Louisiana.

Loan Portfolio Maturities. The following tables summarize the scheduled repayments of our loan portfolio at December 31, 2024. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization.

	December 31, 2024
(in thousands)	One Year or Less	More Than One Year Through Five Years	More Than Five Years Through Fifteen Years	After Fifteen Years	Total
Real Estate:
Construction & land development	$129,043	$52,341	$97,026	$51,638	$330,048
Farmland	7,406	2,302	4,038	22,245	35,991
1- 4 family	10,754	27,991	43,417	368,209	450,371
Multifamily	22,219	59,613	20,410	62,879	165,121
Non-farm non-residential	174,350	314,846	161,073	509,574	1,159,843
Total Real Estate	343,772	457,093	325,964	1,014,545	2,141,374
Non-Real Estate:
Agricultural	14,162	7,673	8,181	10,706	40,722
Commercial and industrial	105,225	125,548	21,804	4,941	257,518
Commercial leases	45,615	174,585	—	—	220,200
Consumer and other	10,474	27,004	4,788	—	42,266
Total Non-Real Estate	175,476	334,810	34,773	15,647	560,706
Total Loans Before Unearned Income	$519,248	$791,903	$360,737	$1,030,192	$2,702,080
Less: Unearned income					(8,300)
Total Loans Net of Unearned Income					$2,693,780

The following table sets forth the scheduled repayments of fixed and adjustable-rate loans at December 31, 2024 that are contractually due after December 31, 2024.

	Due After December 31, 2024
(in thousands)	Fixed	Floating	Total
One year or less	$240,685	245,272	485,957
One to five years	501,800	256,720	758,520
Over five to 15 years	62,412	293,173	355,585
Over 15 years	358,727	634,762	993,489
Subtotal	$1,163,624	$1,429,927	$2,593,551
Nonaccrual loans			108,529
Total			$2,702,080

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

The following table shows the principal amounts and categories of our non-performing assets at December 31, 2024 and 2023.

	December 31,
(in thousands)	2024	2023
Nonaccrual loans:
Real Estate:
Construction and land development	$3,624	$530
Farmland	2,619	836
1- 4 family	10,053	6,985
Multifamily	27,542	537
Non-farm non-residential	54,171	9,740
Total Real Estate	98,009	18,628
Non-Real Estate:
Agricultural	1,992	1,369
Commercial and industrial	6,762	1,581
Commercial leases	1,533	1,799
Consumer and other	233	1,810
Total Non-Real Estate	10,520	6,559
Total nonaccrual loans	108,529	25,187

Loans 90 days and greater delinquent & still accruing:
Real Estate:
Construction and land development	7,394	—
Farmland	—	—
1- 4 family	—	124
Multifamily	—	—
Non-farm non-residential	4,108	14,711
Total Real Estate	11,502	14,835
Non-Real Estate:
Agricultural	—	57
Commercial and industrial	—	395
Commercial leases	—	—
Consumer and other	—	—
Total Non-Real Estate	—	452
Total loans 90 days and greater delinquent & still accruing	11,502	15,287

Total non-performing loans	$120,031	$40,474

Other real estate owned and foreclosed assets:
Real Estate:
Construction and land development	226	251
Farmland	—	—
1- 4 family	3	309
Multifamily	—	—
Non-farm non-residential	90	690
Total Real Estate	319	1,250
Non-Real Estate:
Agricultural	—	—
Commercial and industrial	—	—
Commercial leases	—	—
Consumer and other	—	—
Total Non-Real estate	—	—
Total other real estate owned and foreclosed assets	319	1,250

Total non-performing assets	$120,350	$41,724

Non-performing assets to total loans	4.47%	1.52%
Non-performing assets to total assets	3.03%	1.17%
Non-performing loans to total loans	4.46%	1.47%
Nonaccrual loans to total loans	4.03%	0.92%
Allowance for credit losses to nonaccrual loans	32.08%	122.79%

Non-performing assets were $120.4 million, or 3.03%, of total assets at December 31, 2024, compared to $41.7 million, or 1.17%, of total assets at December 31, 2023, which represented an increase in non-performing assets of $78.6 million. The increase in non-performing assets occurred primarily due to an increase in nonaccrual loans, partially offset by a decrease in loans 90 days greater delinquent and still accruing and other real estate owned. Nonperforming loans included loans previously classified as purchase credit deteriorated following the adoption of CECL.

Nonaccrual loans increased from $25.2 million at December 31, 2023 to $108.5 million at December 31, 2024. The increase in total nonaccrual loans was concentrated primarily in non-farm non-residential and multifamily loans. Non-performing assets included $3.9 million in loans with a government guarantee, or 3.24% of non-performing assets. These are structured as net loss guarantees in which up to 90% of loss exposure is covered.

At December 31, 2024 loans 90 days and greater delinquent and still accruing totaled $11.5 million, a decrease of $3.8 million or 24.8% from $15.3 million at December 31, 2023. The decrease in loans 90 days or greater delinquent and still accruing was concentrated primarily in non-farm non-residential loans.

Other real estate owned at December 31, 2024 totaled $0.3 million, a decrease of $0.9 million from $1.3 million at December 31, 2023.

At December 31, 2024, the largest 6 non-performing loan relationships comprise 76% of total non-performing loans. Additional details on the non-performing relationships are as follows:
1.A $28.7 million loan relationship secured by an assisted living center located in Louisiana; the loan was placed on nonaccrual in the fourth quarter of 2024.
2.A $26.0 million loan relationship secured by a multifamily apartment complex located in Texas; the loan was placed on nonaccrual in the fourth quarter of 2024.
3.A $23.0 million loan relationship was placed on nonaccrual at June 30, 2024. The loan relationship originally totaled $37.0 million and was secured by five retail shopping center properties located in the Midwest. First Guaranty initiated liquidation of the collateral with two properties sold in the fourth quarter of 2024. The proceeds, net of charge-offs, reduced the balance to $23.0 million. First Guaranty anticipates continued reduction in this loan relationship through additional sales of properties in 2025.
4.A $7.4 million loan relationship contractually matured at the end of the third quarter of 2024 and was greater than 90 days at December 31, 2024. The loan is secured by land located in Texas.
5.A $4.0 million loan relationship contractually matured at the end of the third quarter of 2024 and was greater than 90 days at December 31, 2024. The loan is secured by a hotel located in Louisiana. First Guaranty and the borrower satisfactorily renewed the relationship in January 2025. It was removed from the nonperforming category and moved to performing in January of 2025.
6.A $2.0 million loan relationship secured by a one- to four- family residential property located in West Virginia; the loan was placed on nonaccrual at June 30, 2024.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the FDIC to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified as "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific allowance for credit losses is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as "special mention" by our management.

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

We also employ a risk grading system for our loans to help assure that we are not taking unnecessary and/or unmanageable risk. The primary objective of the loan risk grading system is to establish a method of assessing credit risk to further enable management to measure loan portfolio quality and the adequacy of the allowance for credit losses. Further, we contract with an external loan review firm to complete a credit risk assessment of the loan portfolio on a regular basis to help determine the current level and direction of our credit risk. The external loan review firm communicates the results of their findings to the Bank's audit committee. Any material issues discovered in an external loan review are also communicated to us immediately.

The increase in classified assets at December 31, 2024 as compared to December 31, 2023 was due to a $96.8 million increase in substandard loans offset by a $1.1 million decrease in doubtful loans. The increase in substandard loans was primarily the result of downgrades during the second quarter of 2024 of two related commercial loan relationships, with balances of $22.3 million and $16.9 million, from pass to substandard status, and one commercial loan relationship totaling $28.7 million downgraded during the third quarter of 2024, from special mention to substandard status, and one multifamily loan totaling $26.0 million downgraded during the fourth quarter of 2024, from special mention to substandard status. The $28.7 million commercial loan relationship was pass status at December 31, 2023. The decrease in doubtful loans was primarily the result of the payoff of a $0.4 million one-to-four family loan classified as doubtful during the first quarter of 2024. Special mention loans increased by $66.9 million in 2024. The increase in special mention loans was primarily the result of downgrade during the third quarter of 2024 of one commercial lease loan relationship totaling $18.1 million, and one downgrade during the fourth quarter of 2024 of one real estate loan relationship totaling $16.0 million, from pass to special mention status.

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

The allowance for credit losses on loans is maintained to absorb expected losses over the life of the loans in the loan portfolio. The allowance is increased by the provision for credit losses, offset by recoveries of previously charged-off loans and is decreased by loan charge-offs. The provision is a charge to current expense to provide for current expected loan losses and to maintain the allowance commensurate with management's evaluation of the risks inherent in the loan portfolio. Various factors are taken into consideration when determining the amount of the provision and the adequacy of the allowance. These factors include but are not limited to:
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
The balance in the allowance for credit losses is principally influenced by the provision for credit losses, recoveries, and by net loan loss experience. Additions to the allowance are charged to the provision for credit losses. Losses are charged to the allowance as incurred and recoveries on losses previously charged to the allowance are credited to the allowance at the time recovery is collected.

The allowance for credit losses was $34.8 million at December 31, 2024 compared to $30.9 million at December 31, 2023.

The balance in the allowance for credit losses is principally influenced by the provision for credit losses and by net loan loss experience. Additions to the allowance are charged to the provision for credit losses. Losses are charged to the allowance as incurred and recoveries on losses previously charged to the allowance are credited to the allowance at the time recovery is collected. The table below reflects the activity in the allowance for credit losses for the years indicated. As previously disclosed, the adoption of the CECL model in ASC 326 was the cause of most of the increase in the allowance in 2023.

	At or For the Years Ended December 31,
(dollars in thousands)	2024	2023
Balance at beginning of year	$30,926	$23,518
ASC 326 Adoption Day 1 Adjustment	—	8,120

Charge-offs:
Real Estate:
Construction and land development	(39)	—
Farmland	(258)	—
1- 4 family	(1,034)	(964)
Multifamily	—	—
Non-farm non-residential	(9,000)	(138)
Total Real Estate	(10,331)	(1,102)
Non-Real Estate:
Agricultural	(33)	—
Commercial and industrial loans	(4,873)	(1,694)
Commercial leases	—	—
Consumer and other	(3,354)	(2,975)
Total Non-Real Estate	(8,260)	(4,669)
Total charge-offs	(18,591)	(5,771)

Recoveries:
Real Estate:
Construction and land development	1	7
Farmland	2	—
1- 4 family	12	93
Multifamily	—	—
Non-farm non-residential	93	230
Total Real Estate	108	330
Non-Real Estate:
Agricultural	18	414
Commercial and industrial loans	235	205
Commercial leases	—	—
Consumer and other	551	426
Total Non-Real Estate	804	1,045
Total recoveries	912	1,375

Net charge-offs	(17,679)	(4,396)
Provision for credit losses	21,564	3,684

Balance at end of year	$34,811	$30,926

Ratios:
Net loan charge-offs to average loans	0.64%	0.17%
Net loan charge-offs to loans at end of year	0.66%	0.16%
Allowance for credit losses to loans at end of year	1.29%	1.13%
Net loan charge-offs to allowance for credit losses	50.79%	14.21%
Net loan charge-offs to provision charged to expense	81.98%	119.33%

A provision for credit losses of $20.0 million was made during the year ended December 31, 2024 and $3.7 million for the same period in 2023. The provisions made in 2024 included a $1.6 million negative provision for credit losses related to unfunded commitments and a $0.1 million provision for credit losses on HTM securities. The provisions made were taken to provide for current credit losses and to maintain the allowance proportionate to risks inherent in the loan portfolio.

The loan portfolio factors in 2024 that primarily affected the allocation of the allowance included the following:

•Construction and land development loans decreased during 2024 due to loans converted to permanent financing. The allowance decrease related to this portfolio was due to a decline in the portfolio along with changes in the qualitative analysis of the portfolio related to economic conditions.

•One-to-four family residential loans increased $5.5 million during 2024. The allowance increase related to this portfolio was due to growth in the portfolio.

•Multifamily loans increased during 2024. The allowance increase related to this portfolio was due to growth in the portfolio and changes in the qualitative analysis of the portfolio.

•Non-farm non-residential loans increased by $114.0 million during 2024. The allowance increase related to this portfolio was due to growth, charge-offs and changes in the qualitative analysis of the portfolio related to economic conditions.

•Commercial and industrial loans decreased during 2024. The allowance decrease related to this portfolio was due to charge-offs and changes in the qualitative analysis of the portfolio.

•Commercial leases decreased during 2024 from $285.4 million at December 31, 2023 to $220.2 million at December 31, 2024. The allowance decrease related to this portfolio was due a decline in the portfolio along with changes in the qualitative analysis of the portfolio.

•Consumer and other loans decreased during 2024. The decrease in the related loan loss allowance balance was due primarily to charge-offs and qualitative analysis of the portfolio.

First Guaranty charged off $18.6 million in loan balances during the year ended December 31, 2024 as compared to $5.8 million for 2023. Recoveries totaled $0.9 million for the year ended December 31, 2024 and $1.4 million during 2023. The details of the $18.6 million in charged-off loans were as follows:

1.First Guaranty charged off $3.2 million in consumer loans during 2024. The consumer loan charge offs included $0.2 million in credit card loans, $1.3 million of loans secured by automobiles or equipment and $1.7 million in unsecured loans.
2.First Guaranty charged off $0.2 million on a commercial and industrial SBA loan relationship during the first quarter of 2024. This relationship had no remaining principal balance at December 31, 2024.
3.First Guaranty charged off $3.8 million on a loan relationship associated with a restaurant supply business located in Louisiana during the second quarter of 2024. This loan was secured by real estate, equipment, and inventory. This loan had a previous specific reserve of $2.5 million as of March 31, 2024. This loan had no remaining principal balance at December 31, 2024.
4.First Guaranty charged off a $1.8 million commercial and industrial loan that was originated under the Main Street Lending Program during the second quarter of 2024. The $1.8 million was the unguaranteed retained portion of the loan. This loan had a previous allocation in the reserve of $1.8 million at March 31, 2024. This loan had no remaining principal balance at December 31, 2024.
5.First Guaranty charged off $0.6 million on a real estate secured loan located in Louisiana during 2024. This was an acquired loan from the Union Bank acquisition and was secured by rental properties. This loan had no remaining principal balance at December 31, 2024.
6.First Guaranty charged off $0.4 million on a commercial and industrial SBA loan relationship during the second quarter of 2024. This relationship had a remaining principal balance of $0.6 million at December 31, 2024.
7.First Guaranty charged off $0.3 million on a real estate secured SBA loan during the second quarter of 2024. This loan had a remaining principal balance of $0.9 million at December 31, 2024.
8.First Guaranty charged off $1.0 million on a loan relationship that is classified as purchased credit deteriorated during the third quarter of 2024. This relationship had remaining principal balance of $1.3 million at December 31, 2024.
9.First Guaranty charged off $3.9 million on a non-farm non-residential loan relationship during the fourth quarter of 2024. This relationship had remaining principal balance of $23.0 million at December 31, 2024.
10.Smaller loans and overdrawn deposit accounts comprised the remaining $3.4 million of charge-offs for 2024.

Allocation of Allowance for Credit Losses. The following tables set forth the allowance for credit losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance for losses in other categories.

	At December 31,
	2024			2023
(dollars in thousands)	Allowance for Credit Losses	Percent of Allowance to Total Allowance for Credit Losses	Percent of Loans in Each Category to Total Loans	Allowance for Credit Losses	Percent of Allowance to Total Allowance for Credit Losses	Percent of Loans in Each Category to Total Loans
Real Estate:
Construction and land development	$3,930	11.3%	12.2%	$5,845	18.9%	14.5%
Farmland	50	0.1%	1.3%	36	0.1%	1.2%
1- 4 family	9,243	26.6%	16.7%	6,653	21.5%	16.1%
Multifamily	3,949	11.4%	6.1%	1,614	5.2%	4.3%
Non-farm non-residential	11,531	33.1%	42.9%	10,596	34.3%	37.9%

Non-Real Estate:
Agricultural	204	0.6%	1.5%	97	0.3%	1.5%
Commercial and industrial	1,994	5.7%	9.5%	2,711	8.8%	12.1%
Commercial leases	1,719	4.9%	8.2%	1,948	6.3%	10.4%
Consumer and other	1,337	3.8%	1.6%	1,426	4.6%	2.0%
Unallocated	854	2.5%	—	—	—%	—

Total Allowance	$34,811	100.0%	100.0%	$30,926	100.0%	100.0%

The following table presents net charge-offs during the period to average loans outstanding:

	December 31, 2024			December 31, 2023
(in thousands except for %)	Net (Charge-offs) Recoveries	Average Loans Outstanding[1]	Net Charge-offs During Period to Average Loans Outstanding	Net (Charge-offs) Recoveries	Average Loans Outstanding[1]	Net Charge-offs During Period to Average Loans Outstanding
Real Estate:
Construction & land development	$(38)	$334,119	—%	$7	$333,107	—%
Farmland	(256)	37,897	(0.7)%	—	29,089	—%
1- 4 Family	(1,022)	459,045	(0.2)%	(871)	414,007	(0.2)%
Multifamily	—	163,192	—%	—	120,522	—%
Non-farm non-residential	(8,907)	1,155,757	(0.8)%	92	1,037,722	—%

Non-Real Estate:
Agricultural	(15)	44,887	—%	414	44,308	0.9%
Commercial and industrial	(4,638)	281,462	(1.6)%	(1,489)	343,041	(0.4)%
Commercial leases	—	247,802	—%	—	290,559	—%
Consumer and other	(2,803)	46,308	(6.1)%	(2,549)	49,370	(5.2)%
1Average loans outstanding was calculated using the trailing four quarters total for loans.

Investment Securities

Investment securities at December 31, 2024 totaled $602.7 million, an increase of $198.6 million, or 49.1%, compared to $404.1 million at December 31, 2023. The portfolio consists of both available for sale (AFS) and held to maturity securities (HTM). The securities designated as held to maturity are agency and corporate debt securities that are part of First Guaranty’s investment strategy and public funds collateralization program. We purchase securities for our investment portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and meet pledging requirements for public funds and borrowings.

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

At December 31, 2024, the U.S. Government and Government agency securities and municipal bonds qualified as securities available to collateralize public funds. Securities pledged as collateral totaled $233.9 million at December 31, 2024 and $192.2 million at December 31, 2023. Our public funds deposits have a seasonal increase due to tax collections at the end of the year and the first quarter. We typically collateralize the seasonal public fund increases with short term instruments such as U.S. Treasuries or other agency backed securities.

Our available for sale securities portfolio totaled $281.1 million at December 31, 2024, an increase of $197.6 million, or 236.7%, compared to $83.5 million at December 31, 2023. The increase was primarily due to the purchase of U.S. Treasury securities, collateralized mortgage obligations, and mortgage-backed securities.

Our held to maturity securities portfolio had an amortized cost of $321.6 million, net of allowance at December 31, 2024, compared to $320.6 million at December 31, 2023.

There were no credit related impairment of available for sale securities during 2024. There were no charge-offs recorded during 2024. There was a provision of $0.1 million recorded in the fourth quarter of 2024. The allowance for credit losses for held to maturity securities was $0.2 million at December 31, 2024.

The following tables set forth the stated maturities and weighted average yields of our investment securities at December 31, 2024.

	At December 31, 2024
	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years
(in thousands except for %)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value		Weighted Average Yield
Available for sale:
U.S. Treasuries	$147,780	4.2%	$—	—%	$—	—%	$—		—%
U.S. Government Agencies	—	—%	—	—%	—	—%	—	2.3	—%
Corporate debt securities	—	—%	1,451	8.1%	10,131	5.5%	—		—%
Municipal bonds	6,056	5.7%	4,494	4.1%	8,402	4.1%	2,602		3.5%
Collateralized mortgage obligations	—	—%	—	—%	4,132	4.6%	27,486		4.3%
Mortgage-backed securities	—	—%	1	5.3%	3	6.4%	68,495		4.4%
Total available for sale securities	$153,836	4.3%	$5,946	5.1%	$22,668	4.8%	$98,583		4.4%

Held to maturity:
U.S. Government Agencies	$—	—%	$—	—%	$87,143	2.4%	$179,619		2.4%
Corporate debt securities	$—	—%	$6,420	3.3%	$48,591	3.2%	$—		—%
Total held to maturity securities	$—	—%	$6,420	3.3%	$135,734	2.7%	$179,619		2.4%

At December 31, 2024, $153.8 million, or 25.5%, of the securities portfolio was scheduled to mature in less than one year. Securities, not including mortgage-backed securities and collateralized mortgage obligations, with contractual maturity dates over 10 years totaled $182.2 million, or 30.2%, of the total portfolio at December 31, 2024. We closely monitor the investment portfolio's yield, duration, and maturity to ensure a satisfactory return. The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates. Prepayments of mortgages that collateralize mortgage-backed securities also affect the maturity of the securities portfolio.

Deposits

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. We regularly assess our funding needs, deposit pricing and interest rate outlooks. From December 31, 2023 to December 31, 2024, total deposits increased $467.2 million, or 15.5%, to $3.5 billion. Noninterest-bearing demand deposits decreased $38.7 million, or 8.7% to $404.1 million at December 31, 2024. The decrease in noninterest-bearing demand deposits was primarily concentrated in individual and business noninterest-bearing demand deposits. Interest-bearing demand deposits decreased $139.6 million, or 9.1%, to $1.4 billion at December 31, 2024. The decrease in interest-bearing demand deposits was primarily concentrated in public funds interest-bearing demand deposits. Savings deposits increased $15.5 million, or 7.1%, to $234.4 million at December 31, 2024, primarily related to increases in business and individual savings deposits. Time deposits increased $630.0 million, or 76.8%, to $1.5 billion at December 31, 2024, primarily due to increases in consumer and business time deposits along with increased brokered time deposits of approximately $481.7 million. These new brokered time deposits have maturities of two and three years. The proceeds from the new deposits were used to reduce short-term FHLB borrowings.

Management will continue to evaluate and update our product mix and related technology in its efforts to attract additional customers. We currently offer a number of deposit products that are competitively priced and designed to attract and retain customers with primary emphasis on noninterest-bearing deposits and other lower cost deposits.

At December 31, 2024, public funds deposits totaled $1.0 billion compared to $1.2 billion at December 31, 2023. Public funds time deposits totaled $78.4 million at December 31, 2024 compared to $50.9 million at December 31, 2023. Public funds deposits decreased due to decreased balances from existing customers that was primarily attributed to seasonal fluctuations. First Guaranty has developed a program for the retention and management of public funds deposits. Since the end of 2012, First Guaranty has maintained public funds deposits in excess of $400.0 million. These deposits are from public entities such as school districts, hospital districts, sheriff departments and municipalities. The majority of these funds are under fiscal agency agreements with terms of three years or less. Deposits under fiscal agency agreements are generally stable but public entities may maintain the ability to negotiate term deposits on a specific basis including with other financial institutions. These deposits generally have stable balances as we maintain both operating accounts and time deposits for these entities. There is a seasonal component to public deposit levels associated with annual tax collections. Public funds will increase at the end of the year and during the first quarter. In addition to seasonal fluctuations, there are monthly fluctuations associated with internal payroll and short-term tax collection accounts for our public funds deposit accounts. Public funds deposit accounts are collateralized by FHLB letters of credit, by expanded reciprocal deposit insurance programs, by Louisiana municipal bonds and by eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac. First Guaranty continues to grow the proportion of its public funds portfolio that is collateralized by reciprocal deposit insurance as an alternative to pledging securities or utilizing FHLB letters of credit. First Guaranty initiated this strategy to more efficiently invest these deposits in higher yielding loans to improve the net interest margin and earnings. Total public funds collateralized by reciprocal deposit insurance programs increased to $609.4 million at December 31, 2024 compared to $591.7 million at December 31, 2023.

The following table sets forth public funds as a percent of total deposits.

	At December 31,
(in thousands except for %)	2024	2023
Public Funds:
Noninterest-bearing Demand	$4,385	$6,471
Interest-bearing Demand	915,067	1,090,527
Savings	48,925	46,606
Time	78,420	50,934
Total Public Funds	$1,046,797	$1,194,538
Total Deposits	$3,476,260	$3,009,094
Total Public Funds as a percent of Total Deposits	30.1%	39.7%

At December 31, 2024, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $250,000 was approximately $201.0 million. At December 31, 2024, approximately $31.8 million of our certificates of deposit greater than or equal to $250,000 had a remaining term greater than one year.

The total amount of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) was estimated at $278.9 million at December 31, 2024. This total excludes public funds deposits that are collateralized by securities or FHLB letters of credit. The amount of uninsured deposits including collateralized public funds deposits was estimated at $840.2 million at December 31, 2024.

The following table sets forth the maturity of certificates of deposits greater than $250,000 at December 31, 2024.

(in thousands)	December 31, 2024
Three months or less	$57,031
Three to six months	41,472
Six months to one year	70,657
One to three years	18,393
More than three years	13,423
Total certificates of deposit greater than $250,000	$200,976

Borrowings

First Guaranty maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. First Guaranty had $7.0 million in short-term borrowings outstanding at December 31, 2024 compared to $66.3 million outstanding at December 31, 2023. The short-term borrowings at December 31, 2024 were comprised of repurchase agreements of $7.0 million. The short-term borrowings outstanding at December 31, 2023 were comprised of short-term Federal Home Loan Bank advances of $50.0 million, a line of credit of $20.0 million with an outstanding balance of $10.0 million and repurchase agreements of $6.3 million.

First Guaranty had long-term borrowings from the FHLB that totaled $135.0 million at December 31, 2024. First Guaranty converted previous short-term floating rate borrowings from the FHLB into long-term lower fixed rate borrowings in order to reduce interest expense. First Guaranty has a $100.0 million FHLB advance that matures in the second quarter of 2027, and a $35.0 million FHLB advance that matures in the third quarter of 2027.

At December 31, 2024, we had $455.7 million in FHLB letters of credit outstanding obtained primarily for collateralizing public deposits compared to $513.3 million at December 31, 2023.

First Guaranty had senior long-term debt totaling $15.2 million at December 31, 2024 and $39.1 million at December 31, 2023. The change in senior long-term debt occurred when First Guaranty paid down $30.0 million of long term senior debt with the issuance of subordinated debt in March 2024.

First Guaranty also had subordinated debt totaling $44.7 million at December 31, 2024 and $15.0 million at December 31, 2023.

Shareholders' Equity

Total shareholders' equity increased to $255.0 million at December 31, 2024 from $249.6 million at December 31, 2023. The increase in shareholders' equity was principally the result of an increase of $5.0 million in retained earnings, $0.3 million in surplus and a $0.1 million decrease in accumulated other comprehensive loss. The $5.0 million increase in retained earnings was primarily due to net income of $12.4 million during the year ended December 31, 2024, partially offset by $5.1 million in cash dividends paid on shares of our common stock and $2.3 million in cash dividends paid on shares of our preferred stock. The $0.3 million increase in surplus was due to common stock issued under the Equity Bonus Plan during the first quarter of 2024. The decrease in accumulated other comprehensive loss was primarily attributed to the decrease in unrealized losses on available for sale securities during the year ended December 31, 2024.

Results of Operations

A discussion regarding significant changes in our financial condition from December 31, 2022 to December 31, 2023 and our results of operations for the year ended December 31, 2022 can be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 15, 2024, which is available on the SEC’s website at www.sec.gov and on our website, www.fgb.net.

Performance Summary

Year ended December 31, 2024 compared with year ended December 31, 2023. Net income for the year ended December 31, 2024 was $12.4 million, an increase of $3.2 million, or 35.0%, as compared to $9.2 million for the year ended December 31, 2023. The increase in net income of $3.2 million for the year ended December 31, 2024 was the result of several factors. First Guaranty experienced an increase in interest income, an increase in noninterest income, and a decrease in noninterest expense. This increased income was partially offset by an increase in interest expense and an increase in the provision for credit losses. Loan interest income increased due to the growth in First Guaranty's loan portfolio and repricing of existing loans to higher market rates, including loan fees recognized as an adjustment to yield. Securities interest income increased due to an increase in the average yield of the investment portfolio. Noninterest income increased primarily due to the net gain on sale of assets related to the sale-leaseback transaction and an increase on gains on the sale of loans. Noninterest expense decreased primarily due to decreased legal and professional fees, marketing, travel and lodging, operating supplies, and data processing. Factors that partially offset the increase in net income included an increase in interest expense that was due to increases in volume of interest-bearing liabilities and market interest rates. The increase in the provision was related to changes within the portfolio and charge-offs experienced in 2024. Earnings per common share for the years ended December 31, 2024 was $0.81 per common share, an increase of 30.6% or $0.19 per common share from $0.62 per common share for the year ended December 31, 2023.

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

Year ended December 31, 2024 compared with year ended December 31, 2023. Net interest income for the years ended December 31, 2024 and 2023 was $88.4 million and $84.7 million, respectively. The increase in net interest income for the year ended December 31, 2024 as compared to the prior year was primarily due to an increase in the average balance of our total interest-earning assets and an increase in the average yield of our total interest-earning assets, partially offset by an increase in the average balance of our total interest-bearing liabilities and an increase in the average rate of our total interest-bearing liabilities. For the year ended December 31, 2024, the average balance of our total interest-earning assets increased by $438.4 million to $3.6 billion due to strong growth in our loan portfolio and an increase in interest-earning deposits with banks. The average yield of our interest-earning assets increased by 37 basis points to 6.18% from 5.81% for the year ended December 31, 2023 due to an improved mix of higher yielding assets. For the year ended December 31, 2024, the average balance of our total interest-bearing liabilities increased by $495.7 million to $3.0 billion due to growth in interest-bearing deposits and borrowings. The average rate of our total interest-bearing liabilities increased by 52 basis points to 4.42% from 3.90% for the year ended 2023. The rise in market interest rates, particularly associated with Treasury rates, contributed to the increase in our liabilities cost. The primary source of the increase in liabilities cost was associated with the repricing of maturing time deposits to higher market rates along with interest bearing demand deposits for public funds that are primarily indexed to Treasury rates. As a result, our net interest rate spread decreased 15 basis points to 1.76% for the year ended December 31, 2024 from 1.91% for the year ended December 31, 2023. Our net interest margin decreased 22 basis points to 2.47% for the year ended December 31, 2024 from 2.69% for the year ended December 31, 2023.

Interest Income

Year ended December 31, 2024 compared with year ended December 31, 2023. Interest income increased $38.7 million, or 21.1%, to $221.7 million for the year ended December 31, 2024 as compared to the prior year. First Guaranty's loan portfolio expanded during 2024 due to growth associated with our loan originations and existing loans repriced to higher market rates. These factors contributed to the increase in interest income as the average balance of our total interest-earning assets, primarily associated with loans, increased, and the average yield of interest-earning assets increased. The average balance of our interest-earning assets increased $438.4 million to $3.6 billion for the year ended December 31, 2024 as compared to the prior year. The average yield of interest-earning assets increased by 37 basis points to 6.18% for the year ended December 31, 2024 compared to 5.81% for the year ended December 31, 2023.

Interest income on securities increased $4.3 million to $13.9 million for the year ended December 31, 2024 as compared to the prior year primarily as a result of an increase in average yield and average balance of securities. The average yield on securities increased by 65 basis points to 2.96% for the year ended December 31, 2024 from 2.31% for the year ended December 31, 2023 due to the decrease in lower yielding Treasury securities that matured in 2023. The average balance of securities increased $54.2 million to $469.7 million for the year ended December 31, 2024 from $415.5 million for the year ended December 31, 2023 primarily due to an increase in the average balance of our U.S. Treasuries securities, collateralized mortgage obligations, and mortgage -backed securities portfolios compared to the prior year.

Interest income on loans increased $23.2 million, or 13.9%, to $190.4 million for the year ended December 31, 2024 as a result of an increase in the average balance and average yield of loans. The average balance of loans (excluding loans held for sale) increased by $169.9 million to $2.8 billion for the year ended December 31, 2024 from $2.6 billion for the year ended December 31, 2023 as a result of new loan originations. The average yield on loans (excluding loans held for sale) increased by 45 basis points to 6.86% for the year ended December 31, 2024 from 6.41% for the year ended December 31, 2023 due to the improved mix of loans along with an increase in market interest rates.

Interest income on interest-earning deposits with banks increased $11.1 million to $17.4 million for the year ended December 31, 2024 as compared to the prior year period as a result of an increase in the average balance of interest-bearing deposits with banks. The average balance of interest-bearing deposits with banks increased $213.3 million to $338.7 million for the year ended December 31, 2024 from $125.4 million for the year ended December 31, 2023.

Interest Expense

Year ended December 31, 2024 compared with year ended December 31, 2023. Interest expense increased $35.0 million, or 35.6%, to $133.3 million for the year ended December 31, 2024 from $98.3 million for the year ended December 31, 2023 due primarily to an increase in market interest rates and due to an increase in the average balance of interest-bearing liabilities. The average rate of interest-bearing demand deposits increased by 20 basis points during the year ended December 31, 2024 to 4.36% as compared to 4.16% for the prior year. The increase in market interest rates, particularly U.S. Treasury rates, contributed to the increase in rates paid on interest-bearing demand deposits. The largest concentration of interest-bearing demand deposits is associated with public funds deposits that are primarily indexed to Treasury rates. Treasury rates increased as the Federal Reserve increased rates to address increased inflation in the U.S. economy. The average rate of time deposits increased 111 basis points during the year ended December 31, 2024 to 4.69% as compared to 3.58% for the prior year. The increase in the average rate of time deposits was due to changes in market rates as existing time deposits repriced to higher market rates. The average balance of interest-bearing liabilities increased by $495.7 million during the year ended December 31, 2024 to $3.0 billion. This increase was a result of a $51.4 million increase in the average balance of interest-bearing demand deposits, a $17.4 million increase in the average balance of savings deposits, a $378.5 million increase in the average balance of time deposits, and a $48.5 million increase in the average balance of borrowings.

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

	December 31, 2024			December 31, 2023
(in thousands except for %)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-earning deposits with banks(1)	$338,743	$17,399	5.14%	$125,417	$6,268	5.00%
Securities (including FHLB stock)	469,679	13,925	2.96%	415,504	9,601	2.31%
Federal funds sold	1,378	—	—%	374	—	—%
Loans held for sale	—	—	—%	—	—	—%
Loans, net of unearned income (6)	2,776,990	190,382	6.86%	2,607,074	167,140	6.41%
Total interest-earning assets	3,586,790	221,706	6.18%	3,148,369	183,009	5.81%

Noninterest-earning assets:
Cash and due from banks	19,891			18,729
Premises and equipment, net	69,548			61,733
Other assets	30,785			27,514
Total Assets	$3,707,014			$3,256,345

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$1,499,959	65,331	4.36%	$1,448,597	60,243	4.16%
Savings deposits	230,393	5,173	2.25%	213,025	3,554	1.67%
Time deposits	1,048,118	49,166	4.69%	669,661	23,967	3.58%
Borrowings	235,542	13,598	5.77%	187,019	10,540	5.64%
Total interest-bearing liabilities	3,014,012	133,268	4.42%	2,518,302	98,304	3.90%

Noninterest-bearing liabilities:
Demand deposits	414,804			481,456
Other	24,084			18,672
Total Liabilities	3,452,900			3,018,430

Shareholders' Equity	254,114			237,915
Total Liabilities and Shareholders' Equity	$3,707,014			$3,256,345
Net interest income		$88,438			$84,705

Net interest rate spread(2)			1.76%			1.91%
Net interest-earning assets(3)	$572,778			$630,067
Net interest margin(4)(5)			2.47%			2.69%

Average interest-earning assets to interest-bearing liabilities			119.00%			125.02%
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
(5)The tax adjusted net interest margin was 2.47% and 2.69% for the years ended December 31, 2024 and 2023. A 21% tax rate was used to calculate the effect on securities income from tax exempt securities for the years ended December 31, 2024 and 2023.
(6)Includes loan fees of $7.1 million and $6.0 million for the years ended December 31, 2024 and 2023.

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

	For the Years Ended December 31, 2024 vs. 2023 Increase (Decrease) Due To
(in thousands except for %)	Volume	Rate	Increase/ Decrease
Interest earned on:
Interest-earning deposits with banks	$10,952	$179	$11,131
Securities (including FHLB stock)	1,363	2,961	4,324
Federal funds sold	—	—	—
Loans held for sale	—	—	—
Loans, net of unearned income	11,259	11,983	23,242
Total interest income	23,574	15,123	38,697

Interest paid on:
Demand deposits	2,180	2,908	5,088
Savings deposits	309	1,310	1,619
Time deposits	16,260	8,939	25,199
Borrowings	2,796	262	3,058
Total interest expense	21,545	13,419	34,964

Change in net interest income	$2,029	$1,704	$3,733

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

We recorded a $20.0 million provision for credit losses for the year ended December 31, 2024 compared to $3.7 million for 2023. The $20.0 million provision included a $1.6 million negative provision for credit losses related to unfunded commitments and a $0.1 million provision for credit losses on HTM securities. Total charge-offs were $18.6 million for year ended December 31, 2024 and $5.8 million for 2023. Charge-offs for 2024 were concentrated in consumer auto and equipment secured loans, unsecured consumer loans, a loan relationship that is classified as purchased credit deteriorated, a loan relationship associated with a restaurant supply business located in Louisiana secured by real estate, equipment and inventory, and a commercial and industrial loan associated with the Main Street Lending Program. Partially offsetting these charge-offs were recoveries that totaled $0.9 million for the year ended December 31, 2024 and $1.4 million for the same period in 2023.

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

Noninterest income totaled $24.7 million for the year ended December 31, 2024, an increase of $14.2 million from $10.6 million for the year ended December 31, 2023. The increase was primarily due to increased gains on sale of assets associated with the sale-leaseback transaction during the second quarter of 2024. Net securities losses were $0 for the year ended December 31, 2024 as compared to net securities losses of $0 for 2023. Service charges, commissions and fees totaled $3.2 million for the year ended December 31, 2024 as compared to $3.4 million for 2023. ATM and debit card fees totaled $3.1 million for the year ended December 31, 2024 and $3.2 million for 2023. Net gains on the sale of loans were $1.5 million for the year ended December 31, 2024 and $12,000 for 2023. Other noninterest income totaled $3.6 million and $3.9 million for the years ended December 31, 2024 and 2023, respectively.

Noninterest Expense

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense and other types of expenses. Noninterest expense totaled $77.1 million for the year ended December 31, 2024 and $79.7 million for the year ended December 31, 2023. Salaries and benefits expense totaled $38.3 million for the year ended December 31, 2024 and $40.4 million for the year ended December 31, 2023. Occupancy and equipment expense totaled $10.2 million for the year ended December 31, 2024 and $9.0 million for the year ended December 31, 2023. Other noninterest expense totaled $28.6 million for the year ended December 31, 2024 and $30.2 million for 2023.

The following table presents, for the years indicated, the major categories of other noninterest expense:

(in thousands)	December 31, 2024	December 31, 2023
Other noninterest expense:
Legal and professional fees	$4,465	$5,709
Data processing	1,555	2,100
ATM fees	1,668	1,804
Marketing and public relations	1,240	1,927
Taxes - sales, capital, and franchise	2,237	2,263
Operating supplies	336	778
Software expense and amortization	5,093	5,282
Travel and lodging	685	1,362
Telephone	424	382
Amortization of core deposits	696	696
Donations	267	595
Net costs from other real estate and repossessions	827	157
Regulatory assessment	4,688	3,136
Other	4,465	4,032
Total other expense	$28,646	$30,223

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other non-deductible expenses and the statutory tax rate. The provision for income taxes for the years ended December 31, 2024 and 2023 was $3.6 million and $2.7 million, respectively. The provision for income taxes in 2024 increased as compared to 2023 due to the increase in income before income taxes. First Guaranty's statutory tax rate was 21.0% for the years ended December 31, 2024 and 2023.

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

	At or For the Years Ended December 31,
(in thousands except for %)	2024	2023	2022	2021	2020
Year End Balance Sheet Data:
Investment securities	$602,719	$404,123	$451,526	$364,156	$238,548
Federal funds sold	$430	$341	$423	$183	$702
Loans, net of unearned income	$2,693,780	$2,748,708	$2,519,077	$2,159,359	$1,844,135
Allowance for credit losses	$34,811	$30,926	$23,518	$24,029	$24,518
Total assets	$3,972,728	$3,552,772	$3,151,347	$2,878,120	$2,473,078
Total deposits	$3,476,260	$3,009,094	$2,723,792	$2,596,492	$2,166,318
Borrowings	$201,923	$275,396	$183,369	$49,635	$116,630
Shareholders' equity	$255,049	$249,631	$234,991	$223,889	$178,591
Common shareholders' equity	$221,991	$216,573	$201,933	$190,831	$178,591
Performance Ratios and Other Data:
Return on average assets	0.34%	0.28%	0.97%	1.01%	0.87%
Return on average common equity	4.58%	3.36%	13.64%	14.06%	11.36%
Return on average tangible assets (1)	0.35%	0.30%	0.99%	1.04%	0.90%
Return on average tangible common equity (1)	5.21%	3.98%	15.31%	15.98%	13.08%
Net interest margin	2.47%	2.69%	3.47%	3.44%	3.35%
Average loans to average deposits	86.96%	92.69%	85.94%	83.65%	81.25%
Efficiency ratio (2)	68.16%	83.62%	63.94%	63.63%	58.95%
Efficiency ratio (excluding amortization of intangibles and securities transactions) (2)	67.54%	82.89%	63.30%	63.32%	68.44%
Full time equivalent employees (year end)	399	491	472	470	429
(Footnotes follow on next page)

	At or For the Years Ended December 31,
(in thousands except for % and share data)	2024	2023	2022	2021	2020
Capital Ratios:
Average shareholders' equity to average assets	6.85%	7.31%	7.62%	7.65%	7.62%
Average tangible equity to average tangible assets (3)	6.44%	6.82%	7.08%	7.02%	6.86%
Common shareholders' equity to total assets	5.59%	6.10%	6.41%	6.63%	7.22%
Tangible common equity to tangible assets (3)	5.21%	5.65%	5.89%	6.04%	6.51%
Income Data:
Interest income	$221,706	$183,009	$136,576	$111,917	$100,684
Interest expense	$133,268	$98,304	$36,534	$22,299	$26,017
Net interest income	$88,438	$84,705	$100,042	$89,618	$74,667
Provision for credit losses	$20,034	$3,714	$3,656	$2,055	$14,877
Noninterest income (excluding securities transactions)	$24,739	$10,577	$11,026	$10,046	$8,989
Securities (losses) gains	$—	$—	$(17)	$714	$14,791
Noninterest expense	$77,137	$79,672	$71,005	$63,868	$58,033
Earnings before income taxes	$16,006	$11,896	$36,390	$34,455	$25,537
Net income	$12,448	$9,219	$28,884	$27,297	$20,318
Net income available to common shareholders	$10,119	$6,890	$26,556	$25,913	$20,318
Per Common Share Data:
Net earnings	$0.81	$0.62	$2.48	$2.42	$1.90
Cash dividends paid	$0.41	$0.64	$0.64	$0.60	$0.58
Book value	$17.75	$17.36	$18.84	$17.81	$16.66
Tangible book value (4)	$16.48	$16.03	$17.23	$16.13	$14.92
Dividend payout ratio for Common and Preferred	59.90%	105.20%	31.81%	28.49%	30.68%
Weighted average number of shares outstanding	12,501,035	11,165,303	10,716,796	10,716,796	10,716,796
Number of shares outstanding	12,504,717	12,475,424	10,716,796	10,716,796	10,716,796
Asset Quality Ratios:
Non-performing assets to total assets	3.03%	1.17%	0.47%	0.70%	1.25%
Non-performing assets to total loans	4.47%	1.52%	0.59%	0.93%	1.68%
Non-performing loans to total loans	4.46%	1.47%	0.58%	0.83%	1.55%
Loan loss reserve to non-performing assets	28.92%	74.12%	158.68%	119.95%	79.33%
Net charge-offs to average loans	0.64%	0.17%	0.18%	0.13%	0.08%
Provision for credit losses to average loans	0.72%	0.14%	0.16%	0.10%	0.89%
Allowance for credit losses to total loans	1.29%	1.13%	0.93%	1.11%	1.33%
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

	At December 31,
(in thousands except for share data and %)	2024	2023	2022	2021	2020
Tangible Common Equity
Total shareholders' equity	$255,049	$249,631	$234,991	$223,889	$178,591
Adjustments:
Preferred Stock	33,058	33,058	33,058	33,058	—
Goodwill	12,900	12,900	12,900	12,900	12,900
Acquisition intangibles	2,962	3,658	4,355	5,051	5,815
Other intangibles	100	100	—	—	—
Tangible common equity	$206,029	$199,915	$184,678	$172,880	$159,876
Common shares outstanding	12,504,717	12,475,424	10,716,796	10,716,796	10,716,796
Book value per common share	$17.75	$17.36	$18.84	$17.81	$16.66
Tangible book value per common share	$16.48	$16.03	$17.23	$16.13	$14.92
Tangible Assets
Total Assets	$3,972,728	$3,552,772	$3,151,347	$2,878,120	$2,473,078
Adjustments:
Goodwill	12,900	12,900	12,900	12,900	12,900
Acquisition intangibles	2,962	3,658	4,355	5,051	5,815
Other intangibles	100	100	—	—	—
Tangible Assets	$3,956,766	$3,536,114	$3,134,092	$2,860,169	$2,454,363
Tangible common equity to tangible assets	5.21%	5.65%	5.89%	6.04%	6.51%

The efficiency ratio is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate the efficiency ratio by dividing noninterest expense by the sum of net interest income and noninterest income, excluding amortizations of intangibles and securities transactions. The GAAP-based efficiency ratio is noninterest expenses divided by net interest income plus noninterest income. Noninterest income in 2024 included the gain from the sale-leaseback transaction.

The following table reconciles, as of the dates set forth below, our efficiency ratio to the GAAP-based efficiency ratio:

	For the Year Ended December 31,
(in thousands except for share data and %)	2024	2023	2022	2021	2020
GAAP-based efficiency ratio	68.16%	83.62%	63.94%	63.63%	58.95%
Noninterest expense	$77,137	$79,672	$71,005	$63,868	$58,033
Amortization of intangibles	696	696	696	764	711
Noninterest expense, excluding amortization	76,441	78,976	70,309	63,104	57,322
Net interest income	88,438	84,705	100,042	89,618	74,667
Noninterest income	24,739	10,577	11,009	10,760	23,780
Adjustments:
Securities transactions	—	—	(17)	714	14,691
Noninterest income, excluding securities transactions	$24,739	$10,577	$11,026	$10,046	$9,089
Efficiency ratio	67.54%	82.89%	63.30%	63.32%	68.44%

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

First Guaranty's cash and cash equivalents totaled $564.2 million at December 31, 2024 compared to $286.5 million at December 31, 2023. Loans maturing within one year or less at December 31, 2024 totaled $486.0 million compared to $357.7 million at December 31, 2023. At December 31, 2024, time deposits maturing within one year or less totaled $804.1 million compared to $503.7 million at December 31, 2023. Time deposits maturing after one year through three years totaled $489.6 million at December 31, 2024 compared to $214.0 million at December 31, 2023. Time deposits maturing after three years totaled $157.0 million at December 31, 2024 compared to $103.0 million at December 31, 2023. First Guaranty's held to maturity ("HTM") investment securities portfolio at December 31, 2024 was $321.6 million or 53.4% of the investment portfolio compared to $320.6 million at December 31, 2023. First Guaranty's available for sale ("AFS") portfolio was $281.1 million, or 46.6% of the investment portfolio at December 31, 2024 compared to $83.5 million, or 20.7% at December 31, 2023. The majority of the AFS portfolio was comprised of U.S. Treasuries, U.S. Government Agencies, collateralized mortgage obligations, mortgage-backed securities, municipal bonds and investment grade corporate bonds. We believe these securities are readily marketable and enhance our liquidity.

We maintained a net borrowing capacity at the FHLB totaling $339.2 million and $259.6 million at December 31, 2024 and December 31, 2023, respectively with $135.0 million and $205.0 million in FHLB advances outstanding at December 31, 2024 and December 31, 2023, respectively. The advances outstanding at December 31, 2024 were comprised of two long term advances totaling $135.0 million. The change in borrowing capacity with the Federal Home Loan Bank was due to changes in the value that First Guaranty receives on pledged collateral and due to First Guaranty's usage of the line. First Guaranty has increasingly transitioned public funds deposits into reciprocal deposit programs for collateralization as an alternative to FHLB letters of credit. At December 31, 2024, we had outstanding letters of credit from the FHLB in the amount of $455.7 million that were primarily used to collateralize public funds deposits. We also maintain federal funds lines of credit at various correspondent banks with borrowing capacity of $93.0 million at December 31, 2024. We also have a discount window line with the Federal Reserve Bank that totaled $250.4 million at December 31, 2024. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources

Our capital position is reflected in total shareholders' equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total shareholders' equity increased to $255.0 million at December 31, 2024 from $249.6 million at December 31, 2023. The increase in shareholders' equity was principally the result of an increase of $5.0 million in retained earnings, $0.3 million in surplus and a $0.1 million decrease in accumulated other comprehensive loss. The $5.0 million increase in retained earnings was primarily due to net income of $12.4 million during the year ended December 31, 2024, partially offset by $5.1 million in cash dividends paid on shares of our common stock and $2.3 million in cash dividends paid on shares of our preferred stock. The $0.3 million increase in surplus was due to common stock issued under the Equity Bonus Plan during the first quarter of 2024. The decrease in accumulated other comprehensive loss was primarily attributed to the decrease in unrealized losses on available for sale securities during the year ended December 31, 2024.

Capital Management

We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the Federal Reserve and the FDIC. We review capital levels on a monthly basis. We evaluate a number of capital ratios, including Tier 1 capital to total adjusted assets (the leverage ratio) and Tier 1 capital to risk-weighted assets. At December 31, 2024, First Guaranty and the Bank was classified as well-capitalized. First Guaranty's capital conservation buffer was 3.04% at December 31, 2024. The Bank's capital conservation buffer was 4.11% at December 31, 2024.

The following table presents First Guaranty and the Bank's capital ratios as of the indicated dates.

	"Well Capitalized Minimums"	At December 31, 2024	"Well Capitalized Minimums"	At December 31, 2023
Tier 1 Leverage Ratio
Bank	5.00%	7.82%	5.00%	8.94%
Consolidated	5.00%	6.42%	N/A	N/A
Tier 1 Risk-based Capital Ratio
Bank	8.00%	11.00%	8.00%	10.31%
Consolidated	8.00%	9.04%	N/A	N/A
Total Risk-based Capital Ratio
Bank	10.00%	12.11%	10.00%	11.20%
Consolidated	10.00%	11.73%	N/A	N/A
Common Equity Tier One Capital
Bank	6.50%	11.00%	6.50%	10.31%
Consolidated	6.50%	7.87%	N/A	N/A

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

The notional amounts of the financial instruments with off-balance sheet risk at December 31, 2024 and 2023 are as follows:

Contract Amount

(in thousands)	December 31, 2024	December 31, 2023
Commitments to Extend Credit	$134,178	$304,218
Unfunded Commitments under lines of credit	$186,006	$214,546
Commercial and Standby letters of credit	$13,576	$13,971

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

Unfunded commitments under lines of credit are contractually obligated by us as long as the borrower is in compliance with the terms of the loan relationship. Unfunded lines of credit are typically operating lines of credit that adjust on a regular basis as a customer requires funding. There may be seasonal variations to the usage of these lines. At December 31, 2024, the largest concentrations of unfunded commitments were lines of credit associated with construction and land development loans and commercial and industrial loans.

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

There were no losses incurred on any commitments during the years ended December 31, 2024 and 2023. The reserve for credit losses on unfunded commitments was $1.2 million at December 31, 2024.

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

The need for interest sensitivity gap management is most critical in times of rapid changes in overall interest rates. First Guaranty has generally been liability sensitive. We modified our business plan in 2024 to reduce the liability sensitive nature of our balance sheet. We are working to limit our future exposure to interest rate fluctuations by creating a more balanced mix of rate sensitive assets and liabilities on a one-year time horizon and greater than one-year time horizon. We purchased amortizing mortgage backed securities in 2024. We also purchased U.S. Treasury securities with a maturity of one year or less in 2024. Because of the significant impact on net interest margin from mismatches in repricing opportunities, we monitor the asset-liability mix periodically depending upon the management asset liability committee's assessment of current business conditions and the interest rate outlook. These strategies include, but are not limited to, frequent internal modeling of asset and liability values and behavior due to changes in interest rates. We monitor cash flow forecasts closely and evaluate the impact of both prepayments and extension risk.

The following interest sensitivity analysis is one measurement of interest rate risk. This analysis, which we prepare quarterly, reflects the contractual maturity characteristics of assets and liabilities over various time periods. This analysis does not factor in prepayments or interest rate floors on loans which may significantly change the report. This table includes nonaccrual loans in their respective maturity periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at December 31, 2024 illustrated below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

	December 31, 2024
	Interest Sensitivity Within
(dollars in thousands)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$917,176	$387,048	$1,304,224	$1,389,556	$2,693,780
Securities (including FHLB stock)	109,213	54,391	163,604	448,821	612,425
Federal Funds Sold	430	—	430	—	430
Other earning assets	545,081	—	545,081	—	545,081
Total earning assets	$1,571,900	$441,439	$2,013,339	$1,838,377	$3,851,716

Source of Funds:
Interest-bearing accounts:
Demand deposits	$1,387,068	$—	$1,387,068	$—	$1,387,068
Savings deposits	234,444	—	234,444	—	234,444
Time deposits	208,429	595,703	804,132	646,560	1,450,692
Short-term borrowings	—	—	—	6,916	6,916
Senior long-term debt	15,169	—	15,169	135,000	150,169
Junior subordinated debt	44,745	—	44,745	—	44,745
Noninterest-bearing, net	—	—	—	577,682	577,682
Total source of funds	$1,889,855	$595,703	$2,485,558	$1,366,158	$3,851,716

Period gap	$(317,955)	$(154,264)	$(472,219)	$472,219
Cumulative gap	$(317,955)	$(472,219)	$(472,219)	$—

Cumulative gap as a percent of earning assets	(8.3)%	(12.3)%	(12.3)%

Item 8 - Financial Statements and Supplementary Data

Griffith, DeLaney, Hillman & Lett, CPAs, PSC
Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
First Guaranty Bancshares, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Guaranty Bancshares, Inc. and Subsidiary (First Guaranty) as of December 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). We also have audited First Guaranty’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Guaranty as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, First Guaranty maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

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

Allowance for Credit Losses

As described in Notes 1, 5 and 6 to the financial statements, at December 31, 2024, First Guaranty’s total loans were $2.7 billion and the associated allowance for credit losses (ACL) balance was $34.8 million. The allowance for credit losses is management’s evaluation of expected credit losses over the life of the loans in the portfolio in accordance with Accounting Standards Codification ASC 326: Financial Instruments – Credit Losses. First Guaranty uses the discounted cash flow method to estimate expected losses for all of First Guaranty’s loan segments that exhibit similar risk characteristics and loans that do not share risk characteristics are evaluated on an individual basis. For each loan segment, First Guaranty generates cash flow projections at the instrument level, adjusting payment expectations for estimated prepayment speed, curtailments, time to recovery, probability of default and loss given default. Additional qualitative adjustments are applied for risk factors that are not considered within the modeling process but are relevant in assessing the expected credit losses within the loan segments. Consideration is given to the following factors: changes in lending policies, procedures and strategies; changes in nature and volume of the portfolio; staff experience; changes in volume and trends in classified loans, delinquencies and nonaccruals; concentration risk; trends in underlying collateral values; external factors such as competition, legal and regulatory environment; changes in the quality of the loan review system; and economic conditions.

Auditing management’s estimate of the allowances for loan credit losses, and more specifically the qualitative factor adjustments applied in the ACL, is a critical audit matter. The principal consideration for our determination of the critical audit matter is a high degree of subjectivity of the assumptions utilized in calculating the qualitative reserve component within the model. Furthermore, certain inputs and assumptions lack observable data and, therefore, applying audit procedures requires a higher degree of auditor judgement and subjectivity due to the nature and extent of audit evidence and effort required to address this matter.

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

Goodwill

As described in Note 8 to the financial statements, First Guaranty’s goodwill totaled $12.9 million as of December 31, 2024. Goodwill is tested annually for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. First Guaranty uses significant judgment and assumptions in estimating the fair value of these assets, including comparisons to peers, projections of future cash flows, discount rates, and growth rates. Given the complexity and subjectivity involved in these estimates, auditing the impairment assessment of goodwill and intangible assets was challenging and required a high degree of auditor judgment.

Our audit procedures related to First Guaranty’s impairment assessment of goodwill and intangible assets included the following:

•We reviewed management’s use of peer data by assessing the validity and adequacy of the data.
•We evaluated the reasonableness of management’s forecasts of future cash flows by comparing them to historical performance, industry trends, and economic conditions.
•We assessed the appropriateness of the discount rates and growth rates used by management by comparing them to independent market data and industry benchmarks.
•We tested the completeness and accuracy of the underlying data used in the impairment analysis.
•We reviewed the sensitivity analyses performed by management to evaluate the impact of changes in key assumptions on the impairment conclusions.
•We evaluated the adequacy of the First Guaranty’s disclosures related to goodwill in the financial statements.

Based on these procedures, we found management’s estimates and assumptions to be reasonable and supported by the available evidence.

We have served as First Guaranty's auditor since 2022.

Ashland, Kentucky
March 17, 2025

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents:
Cash and due from banks	$563,778	$286,114
Federal funds sold	430	341
Cash and cash equivalents	564,208	286,455

Interest-earning time deposits with banks	250	—

Investment securities:
Available for sale, at fair value	281,097	83,485
Held to maturity, at cost and net of allowance for credit losses of $150 and $80 (estimated fair value of $251,458 and $253,584, respectively)	321,622	320,638
Investment securities	602,719	404,123

Federal Home Loan Bank stock, at cost	9,706	13,390
Loans held for sale	—	—

Loans, net of unearned income	2,693,780	2,748,708
Less: allowance for credit losses	34,811	30,926
Net loans	2,658,969	2,717,782

Premises and equipment, net	67,789	69,792
Goodwill	12,900	12,900
Intangible assets, net	3,474	4,298
Other real estate, net	319	1,250
Accrued interest receivable	14,850	15,713
Other assets	37,544	27,069
Total Assets	$3,972,728	$3,552,772

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$404,056	$442,755
Interest-bearing demand	1,387,068	1,526,628
Savings	234,444	218,986
Time	1,450,692	820,725
Total deposits	3,476,260	3,009,094

Short-term advances from Federal Home Loan Bank	—	50,000
Short-term borrowings	—	10,000
Repurchase agreements	7,009	6,297
Accrued interest payable	20,437	11,807
Long-term advances from Federal Home Loan Bank	135,000	155,000
Senior long-term debt	15,169	39,099
Junior subordinated debentures	44,745	15,000
Other liabilities	19,059	6,844
Total Liabilities	3,717,679	3,303,141

Shareholders' Equity
Preferred stock, Series A - $1,000 par value - 100,000 shares authorized
Non-cumulative perpetual; 34,500 shares issued and outstanding, respectively	$33,058	$33,058
Common stock, $1 par value - 100,600,000 shares authorized; 12,504,717 and 12,475,424 shares issued and outstanding	12,505	12,475
Surplus	149,389	149,085
Retained earnings	72,965	67,972
Accumulated other comprehensive (loss) income	(12,868)	(12,959)
Total Shareholders' Equity	255,049	249,631
Total Liabilities and Shareholders' Equity	$3,972,728	$3,552,772
See Notes to Consolidated Financial Statements.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(in thousands, except share data)	2024	2023
Interest Income:
Loans (including fees)	$190,382	$167,140
Deposits with other banks	17,399	6,268
Securities (including FHLB stock)	13,925	9,601
Federal funds sold	—	—
Total Interest Income	221,706	183,009

Interest Expense:
Demand deposits	65,331	60,243
Savings deposits	5,173	3,554
Time deposits	49,166	23,967
Borrowings	13,598	10,540
Total Interest Expense	133,268	98,304

Net Interest Income	88,438	84,705
Less: Provision for credit losses	20,034	3,714
Net Interest Income after Provision for Credit Losses	68,404	80,991

Noninterest Income:
Service charges, commissions and fees	3,189	3,401
ATM and debit card fees	3,132	3,242
Net gains on securities	—	—
Net gains on sale of loans	1,481	12
Net gains on sale of assets	13,306	23
Other	3,631	3,899
Total Noninterest Income	24,739	10,577

Noninterest Expense:
Salaries and employee benefits	38,304	40,422
Occupancy and equipment expense	10,187	9,027
Other	28,646	30,223
Total Noninterest Expense	77,137	79,672

Income Before Income Taxes	16,006	11,896
Less: Provision for income taxes	3,558	2,677
Net Income	12,448	9,219
Less: Preferred stock dividends	2,329	2,329
Net Income Available to Common Shareholders	$10,119	$6,890

Per Common Share:
Earnings	$0.81	$0.62
Cash dividends paid	$0.41	$0.64

Weighted Average Common Shares Outstanding	12,501,035	11,165,303
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(in thousands)	2024	2023
Net Income	$12,448	$9,219
Other comprehensive income:
Unrealized (losses) gains on securities:
Unrealized holding gains arising during the period	115	2,872
Reclassification adjustments for (gains) included in net income	—	—
Change in unrealized gains on securities	115	2,872
Tax impact	(24)	(603)
Other comprehensive income	91	2,269
Comprehensive Income	$12,539	$11,488
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Preferred Stock $1,000 Par	Common Stock $1 Par	Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total

Balance December 31, 2022	$33,058	$10,717	$130,093	$76,351	$(15,228)	$234,991
Net income	—	—	—	3,468	—	3,468
Cumulative effect of adoption of ASC Topic 326, net of tax	—	—	—	(7,900)	—	(7,900)
Other comprehensive income (loss)	—	—	—	—	414	414
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.16 per share)	—	—	—	(1,715)	—	(1,715)
Balance March 31, 2023	$33,058	$10,717	$130,093	$69,622	$(14,814)	$228,676
Net income	—	—	—	2,676	—	2,676
Common stock issued in private placement, 714,287 shares	—	714	9,286	—	—	10,000
Other comprehensive income (loss)	—	—	—	—	(84)	(84)
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.16 per share)	—	—	—	(1,829)	—	(1,829)
Balance June 30, 2023	$33,058	$11,431	$139,379	$69,887	$(14,898)	$238,857
Net income	—	—	—	1,772	—	1,772
Other comprehensive income (loss)	—	—	—	—	605	605
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.16 per share)	—	—	—	(1,830)	—	(1,830)
Balance September 30, 2023	$33,058	$11,431	$139,379	$69,247	$(14,293)	$238,822
Net income	—	—	—	1,303	—	1,303
Common stock issued in private placement, 1,000,000 shares	—	1,000	9,000	—	—	10,000
Common stock issued under Equity Bonus Plan, 44,341 shares	—	44	706	—	—	750
Other comprehensive income	—	—	—	—	1,334	1,334
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.16 per share)	—	—	—	(1,996)	—	(1,996)
Balance December 31, 2023	$33,058	$12,475	$149,085	$67,972	$(12,959)	$249,631

	Preferred Stock $1,000 Par	Common Stock $1 Par	Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total

Balance December 31, 2023	$33,058	$12,475	$149,085	$67,972	$(12,959)	$249,631
Net income	—	—	—	2,310	—	2,310
Common stock issued under Equity Bonus Plan, 29,293 shares	—	30	304	—	—	334
Other comprehensive income	—	—	—	—	628	628
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.16 per share)	—	—	—	(2,001)	—	(2,001)
Balance March 31, 2024	$33,058	$12,505	$149,389	$67,699	$(12,331)	$250,320
Net income	—	—	—	7,201	—	7,201
Other comprehensive income (loss)	—	—	—	—	206	206
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.16 per share)	—	—	—	(2,001)	—	(2,001)
Balance June 30, 2024	$33,058	$12,505	$149,389	$72,317	$(12,125)	$255,144
Net income	—	—	—	1,927	—	1,927
Other comprehensive income	—	—	—	—	907	907
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.08 per share)	—	—	—	(1,000)	—	(1,000)
Balance September 30, 2024	$33,058	$12,505	$149,389	$72,662	$(11,218)	$256,396
Net income	—	—	—	1,010	—	1,010
Other comprehensive income	—	—	—	—	(1,650)	(1,650)
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.01 per share)	—	—	—	(125)	—	(125)
Balance December 31, 2024	$33,058	$12,505	$149,389	$72,965	$(12,868)	$255,049
 See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2024	2023
Cash Flows From Operating Activities:
Net income	$12,448	$9,219
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	20,034	3,714
Depreciation and amortization	4,432	4,026
Amortization/Accretion of investments	(2,556)	987
(Gain) loss on sale/call of securities	—	—
Gain on sale of assets	(14,535)	(35)
Repossessed asset write downs, gains and losses on dispositions	397	150
FHLB stock dividends	(775)	(358)
Change in other assets and liabilities, net	14,284	4,011
Net Cash Provided by Operating Activities	33,729	21,714

Cash Flows From Investing Activities:
Increase in interest bearing deposits	(250)	—
Proceeds from maturities, calls and sales of AFS securities	169,497	51,406
Funds invested in AFS securities	(365,491)	(2,626)
Proceeds from maturities and calls of HTM securities	—	289
Proceeds from sale/redemption of Federal Home Loan Bank stock	8,724	2,425
Funds invested in Federal Home Loan Bank stock	(4,265)	(8,929)
Funds invested in intangibles	—	(100)
Net decrease (increase) in loans	36,826	(234,123)
Purchases of premises and equipment	(3,044)	(14,855)
Proceeds from sales of premises and equipment	14,981	324
Proceeds from sales of other real estate owned	953	101
Net Cash Used In Investing Activities	(142,069)	(206,088)

Cash Flows From Financing Activities:
Net increase in deposits	467,166	285,302
Net decrease in federal funds purchased and short-term borrowings	(59,288)	(80,145)
Proceeds of long-term borrowings, net of costs	29,700	195,097
Repayment of long-term borrowings	(44,030)	(22,946)
Common stock issued in private placement	—	20,000
Dividends paid on preferred stock	(2,328)	(2,328)
Dividends paid on common stock	(5,127)	(7,370)
Net Cash Provided By Financing Activities	386,093	387,610

Net Increase In Cash and Cash Equivalents	277,753	203,236
Cash and Cash Equivalents at the Beginning of the Period	286,455	83,219
Cash and Cash Equivalents at the End of the Period	$564,208	$286,455

Noncash Activities:
Acquisition of real estate in settlement of loans	$423	$1,388
Common stock issued for stock grants	$334	$750

Cash Paid During the Period:
Interest on deposits and borrowed funds	$124,638	$90,786
Federal income taxes	$—	$3,100
State income taxes	$—	$330
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Summary of Significant Accounting Policies

Business

First Guaranty Bancshares, Inc. ("First Guaranty") is a Louisiana corporation and a financial holding company headquartered in Hammond, LA. First Guaranty owns all of the outstanding shares of common stock of First Guaranty Bank. First Guaranty Bank (the "Bank") is a Louisiana-chartered commercial bank that offers a wide range of financial services and focuses on building client relationships and providing exceptional customer service. These services include consumer and commercial lending, mortgage loan origination, the issuance of credit cards and retail banking services. The Bank also maintains an investment portfolio comprised of government, government agency, corporate, and municipal securities. The Bank has thirty-five banking facilities and fifty-four automated teller machines (ATMs) in Southeast, Southwest, Central and North Louisiana, North Central Texas, Kentucky and West Virginia.

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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for credit losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and the valuation of investment securities. In connection with the determination of the allowance for credit losses and real estate owned, First Guaranty obtains independent appraisals for significant properties.

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

Allowance for credit losses

The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when management believes that the collectability of the principal is unlikely. The allowance is based on management’s evaluation of expected credit losses over the life of the loans in the portfolio, in accordance with ASC 326. The loan portfolio is divided into segments to evaluate expected losses. Loans that do not share risk characteristics with a segment are evaluated individually. Management estimates the allowance balance using available information such as past events, current conditions and reasonable forecasts. Adjustments to historical information are made using qualitative and qualitative factors developed by management.

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

Other real estate

Other real estate includes properties acquired through foreclosure or acceptance of deeds in lieu of foreclosure. These properties are recorded at the lower of the recorded investment in the property or its fair value less the estimated cost of disposition. Any valuation adjustments required prior to foreclosure are charged to the allowance for credit losses. Subsequent to foreclosure, losses on the periodic revaluation of the property are charged to current period earnings as other real estate expense or to the allowance for other real estate. Costs of operating and maintaining the properties are charged to other real estate expense as incurred. Any subsequent gains or losses on dispositions are credited or charged to income in the period of disposition.

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

Income taxes

First Guaranty and its subsidiary file a consolidated federal income tax return on a calendar year basis. In lieu of Louisiana state income tax, the Bank is subject to the Louisiana bank shares tax, which is included in noninterest expense in First Guaranty's consolidated financial statements. With few exceptions, First Guaranty is no longer subject to U.S. federal, state or local income tax examinations for years before 2021. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the deferred tax assets or liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be utilized.

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

Earnings per common share

Earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. No convertible shares of First Guaranty's stock are outstanding.

Revenue Recognition

First Guaranty has identified certain recurring revenue streams (including fee income, NSF/OD charges, and ATM/ Card fee income) related to noninterest income, which are within the scope of Topic 606, Revenue from Contracts with Customers.

There are no significant judgments relating to the amount and timing of revenue recognition for revenue streams within the scope of Topic 606, Revenue from Contracts with Customer. Due to the nature of the services First Guaranty provides to its customers, it does not incur costs to obtain contracts, and there are no material incremental costs to fulfill these contacts that should be capitalized. There are no material contract assets or receivables as First Guaranty does not typically enter into long-term revenue contracts with customers.

Operating Segments

All of First Guaranty's operations are considered by management to be aggregated into one reportable operating segment. While the chief decision-makers monitor the revenue streams of the various products and services, the identifiable segments are not material. Operations are managed and financial performance is evaluated on a Company-wide basis.

Reclassifications

Certain reclassifications have been made to prior year end financial statements in order to conform to the classification adopted for reporting in 2024.

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

Note 3. Cash and Due from Banks

Certain reserves are required to be maintained at the Federal Reserve Bank. There was no reserve requirement as of December 31, 2024 and 2023. At December 31, 2024 First Guaranty had three accounts at correspondent banks, excluding the Federal Reserve Bank, that exceeded the FDIC insurable limit of $250,000. These accounts were over the insurable limit by $10.7 million. At December 31, 2023 First Guaranty had three accounts at correspondent banks, excluding the Federal Reserve Bank, that exceeded the FDIC insurable limit of $250,000. These accounts were over the insurable limit by $1.2 million.

Note 4. Securities

A summary comparison of securities by type at December 31, 2024 and 2023 is shown below.

	December 31, 2024				December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury	$147,840	$33	$(93)	$147,780	$50,048	$—	$(218)	$49,830
U.S. Government Agencies	—	—	—	—	—	—	—	—
Corporate debt securities	12,250	—	(668)	11,582	16,750	3	(1,279)	15,474
Municipal bonds	21,736	220	(339)	21,617	13,522	31	(372)	13,181
Collateralized mortgage obligations	32,065	—	(446)	31,619	—	—	—	—
Mortgage-backed securities	70,430	—	(1,931)	68,499	5,144	—	(144)	5,000
Total available for sale securities	$284,321	$253	$(3,477)	$281,097	$85,464	$34	$(2,013)	$83,485

Held to maturity:
U.S. Government Agencies	$266,761	$—	$(64,671)	$202,090	$265,896	$—	$(61,532)	$204,364
Corporate debt securities	55,011	—	(5,643)	49,368	54,822	—	(5,602)	49,220
Total held to maturity securities	$321,772	$—	$(70,314)	$251,458	$320,718	$—	$(67,134)	$253,584

The scheduled maturities of securities at December 31, 2024, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to call or prepayments. Mortgage-backed securities are not due at a single maturity because of amortization and potential prepayment of the underlying mortgages. For this reason they are presented separately in the maturity table below.

	December 31, 2024
(in thousands)	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$153,941	$153,898
Due after one year through five years	5,959	5,945
Due after five years through 10 years	19,162	18,533
Over 10 years	2,764	2,603
Subtotal	181,826	180,979
Collateralized mortgage obligations	32,065	31,619
Mortgage-backed Securities	70,430	68,499
Total available for sale securities	$284,321	$281,097

Held to maturity:
Due in one year or less	$—	$—
Due after one year through five years	6,420	5,959
Due after five years through 10 years	135,734	116,359
Over 10 years	179,618	129,140
Total held to maturity securities	$321,772	$251,458

At December 31, 2024 and 2023 the carrying value of pledged securities totaled $233.9 million and $192.2 million, respectively.

Accrued interest receivable on First Guaranty's investment securities was $1.4 million and $1.8 million at December 31, 2024 and 2023, respectively, and was included in accrued interest receivable on the consolidated balance sheet. The allowance for credit losses related to the held to maturity portfolio was 0.2 million and $0.1 million at December 31, 2024 and 2023, respectively.

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at December 31, 2024.

	December 31, 2024
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	2	$48,615	$(93)	—	$—	$—	2	$48,615	$(93)
U.S. Government Agencies	—	—	—	—	—	—	—	—	—
Corporate debt securities	2	1,965	(35)	12	9,617	(633)	14	11,582	(668)
Municipal bonds	2	505	(4)	34	5,406	(335)	36	5,911	(339)
Collateralized mortgage obligations	8	31,619	(446)	—	—	—	8	31,619	(446)
Mortgage-backed securities	15	65,089	(1,721)	6	3,410	(210)	21	68,499	(1,931)
Total available for sale securities	29	$147,793	$(2,299)	52	$18,433	$(1,178)	81	$166,226	$(3,477)

Held to maturity:
U.S. Government Agencies	—	$—	—	29	$202,090	$(64,671)	29	$202,090	$(64,671)
Corporate debt securities	1	322	(3)	56	49,046	(5,640)	57	49,368	(5,643)
Total held to maturity securities	1	$322	$(3)	85	$251,136	$(70,311)	86	$251,458	$(70,314)

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

As of December 31, 2024, 167 of First Guaranty's debt securities had gross unrealized losses totaling 15.0% of the individual securities' amortized cost basis and 12.2% of First Guaranty's total amortized cost basis of the investment securities portfolio. 137 of the 167 securities had been in a continuous loss position for over 12 months at such date. The 137 securities had an aggregate amortized cost basis of $341.1 million and an unrealized loss of $71.5 million at December 31, 2024. Management has the intent and ability to hold these debt securities until maturity or until anticipated recovery.

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

There were no charge-offs recognized on securities during the year ended December 31, 2024. There was one charge-off, net of recovery, of $0.1 million recognized on a corporate security during the year ended December 31, 2023. There was a $0.1 million provision for credit losses recognized on securities during each of the years ended December 31, 2024 and 2023.

Gross realized gains on sales of securities were $0 for the years ended December 31, 2024 and 2023, respectively. Gross realized losses were $0 for the years ended December 31, 2024 and 2023. The tax applicable to these transactions amounted to $0 for 2024 and 2023, respectively. Proceeds from sales of securities classified as available for sale amounted to $0 for the years ended December 31, 2024 and 2023, respectively.

Net unrealized losses on available for sale securities included in accumulated other comprehensive income (loss) ("AOCI"), net of applicable income taxes, totaled $12.9 million and $13.0 million at December 31, 2024 and 2023. During 2024 and 2023 net gains, net of tax, reclassified out of AOCI into earnings totaled $0.

At December 31, 2024, First Guaranty's exposure to investment securities issuers that exceeded 10% of shareholders' equity was as follows:

	December 31, 2024
(in thousands)	Amortized Cost	Fair Value
U.S. Government Treasuries (U.S.)	$147,840	$147,780
Federal Home Loan Bank (FHLB)	32,302	25,737
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	98,990	70,391
Federal Farm Credit Bank (FFCB)	139,223	109,503
Government National Mortgage Association (Ginnie Mae-GNMA)	65,266	63,556
Total	$483,621	$416,967

Note 5. Loans

The following table summarizes the components of First Guaranty's loan portfolio as of December 31, 2024 and December 31, 2023:

	December 31, 2024		December 31, 2023
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$330,048	12.2%	$399,435	14.5%
Farmland	35,991	1.3%	32,530	1.2%
1- 4 Family	450,371	16.7%	444,850	16.1%
Multifamily	165,121	6.1%	118,921	4.3%
Non-farm non-residential	1,159,842	42.9%	1,045,865	37.9%
Total Real Estate	2,141,373	79.2%	2,041,601	74.0%
Non-Real Estate:
Agricultural	40,722	1.5%	41,008	1.5%
Commercial and industrial(1)	257,518	9.5%	334,972	12.1%
Commercial leases	220,200	8.2%	285,415	10.4%
Consumer and other	42,267	1.6%	54,485	2.0%
Total Non-Real Estate	560,707	20.8%	715,880	26.0%
Total Loans Before Unearned Income	2,702,080	100.0%	2,757,481	100.0%
Unearned income	(8,300)		(8,773)
Total Loans Net of Unearned Income	$2,693,780		$2,748,708

(1) Includes PPP loans fully guaranteed by the SBA of $1.6 million and $2.8 million at December 31, 2024 and December 31, 2023, respectively.

Accrued interest receivable on First Guaranty's loans totaled $13.4 million and $13.9 million at December 31, 2024 and December 31, 2023, respectively, and is included in accrued interest receivable on the consolidated balance sheet. Accrued interest receivable is excluded from First Guaranty's estimate of the allowance for credit losses.

The following table summarizes fixed and floating rate loans by contractual maturity, excluding nonaccrual loans, as of December 31, 2024 and December 31, 2023 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	December 31, 2024			December 31, 2023
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$240,685	$245,272	$485,957	$268,864	$88,884	$357,748
One to five years	501,800	256,720	758,520	782,754	357,981	1,140,735
Five to 15 years	62,412	293,173	355,585	88,490	269,918	358,408
Over 15 years	358,727	634,762	993,489	334,337	541,066	875,403
Subtotal	$1,163,624	$1,429,927	2,593,551	$1,474,445	$1,257,849	2,732,294
Nonaccrual loans			108,529			25,187
Total Loans Before Unearned Income			2,702,080			2,757,481
Unearned income			(8,300)			(8,773)
Total Loans Net of Unearned Income			$2,693,780			$2,748,708

Included in floating rate loans are loans that adjust to a floating rate following an initial fixed rate period. The initial fixed rate periods are typically one, three, or five years.

The following tables present the age analysis of past due loans at December 31, 2024 and December 31, 2023:

	As of December 31, 2024
(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$1,562	$11,018	$12,580	$317,468	$330,048	$7,394
Farmland	—	2,619	2,619	33,372	35,991	—
1- 4 family	12,917	10,053	22,970	427,401	450,371	—
Multifamily	199	27,542	27,741	137,380	165,121	—
Non-farm non-residential	38,607	58,279	96,886	1,062,956	1,159,842	4,108
Total Real Estate	53,285	109,511	162,796	1,978,577	2,141,373	11,502
Non-Real Estate:
Agricultural	677	1,992	2,669	38,053	40,722	—
Commercial and industrial	1,293	6,762	8,055	249,463	257,518	—
Commercial leases	—	1,533	1,533	218,667	220,200	—
Consumer and other	860	233	1,093	41,174	42,267	—
Total Non-Real Estate	2,830	10,520	13,350	547,357	560,707	—
Total Loans Before Unearned Income	$56,115	$120,031	$176,146	$2,525,934	2,702,080	$11,502
Unearned income					(8,300)
Total Loans Net of Unearned Income					$2,693,780

	As of December 31, 2023
(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$1,281	$530	$1,811	$397,624	$399,435	$—
Farmland	97	836	933	31,597	32,530	—
1- 4 family	3,929	7,109	11,038	433,812	444,850	124
Multifamily	824	537	1,361	117,560	118,921	—
Non-farm non-residential	1,020	24,451	25,471	1,020,394	1,045,865	14,711
Total Real Estate	7,151	33,463	40,614	2,000,987	2,041,601	14,835
Non-Real Estate:
Agricultural	240	1,426	1,666	39,342	41,008	57
Commercial and industrial	2,483	1,976	4,459	330,513	334,972	395
Commercial leases	—	1,799	1,799	283,616	285,415	—
Consumer and other	1,037	1,810	2,847	51,638	54,485	—
Total Non-Real Estate	3,760	7,011	10,771	705,109	715,880	452
Total Loans Before Unearned Income	$10,911	$40,474	$51,385	$2,706,096	2,757,481	$15,287
Unearned income					(8,773)
Total Loans Net of Unearned Income					$2,748,708

The tables above include $108.5 million and $25.2 million of nonaccrual loans for December 31, 2024 and 2023, respectively. See the tables below for more detail on nonaccrual loans.

The following is a summary of nonaccrual loans by class at the dates indicated:

	As of December 31, 2024
(in thousands)	With Related Allowance	Without Related Allowance	Total
Real Estate:
Construction & land development	$697	$2,927	$3,624
Farmland	678	1,941	2,619
1 - 4 family	7,309	2,744	10,053
Multifamily	25,986	1,556	27,542
Non-farm non-residential	7,976	46,195	54,171
Total Real Estate	42,646	55,363	98,009
Non-Real Estate:
Agricultural	729	1,263	1,992
Commercial and industrial	1,724	5,038	6,762
Commercial leases	—	1,533	1,533
Consumer and other	233	—	233
Total Non-Real Estate	2,686	7,834	10,520
Total Nonaccrual Loans	$45,332	$63,197	$108,529

	As of December 31, 2023
(in thousands)	With Related Allowance	Without Related Allowance	Total
Real Estate:
Construction & land development	$530	$—	$530
Farmland	511	325	836
1 - 4 family	5,417	1,568	6,985
Multifamily	—	537	537
Non-farm non-residential	8,730	1,010	9,740
Total Real Estate	15,188	3,440	18,628
Non-Real Estate:
Agricultural	399	970	1,369
Commercial and industrial	1,581	—	1,581
Commercial leases	—	1,799	1,799
Consumer and other	1,810	—	1,810
Total Non-Real Estate	3,790	2,769	6,559
Total Nonaccrual Loans	$18,978	$6,209	$25,187

The following table presents First Guaranty's loan portfolio by credit quality classification and origination year as of the date indicated:

	As of December 31, 2024
	Term Loans by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Real Estate:
Construction & land development:
Pass	$18,411	$110,178	$135,554	$17,703	$1,728	4,422	$12,734	$300,730
Special Mention	609	16,956	91	—	81	64	30	17,831
Substandard	—	1,461	8,572	599	246	525	—	11,403
Doubtful	—	—	—	84	—	—	—	84
Total Construction & land development	19,020	128,595	144,217	18,386	2,055	5,011	12,764	330,048
Current period gross charge-offs	—	—	39	—	—	—	—	39
Farmland
Pass	2,373	11,976	3,499	3,312	1,599	1,922	2,865	27,546
Special Mention	3,029	—	57	—	1,656	76	—	4,818
Substandard	—	381	27	—	2,592	627	—	3,627
Doubtful	—	—	—	—	—	—	—	—
Total Farmland	5,402	12,357	3,583	3,312	5,847	2,625	2,865	35,991
Current period gross charge-offs	—	—	258	—	—	—	—	258
1- 4 family
Pass	62,044	98,098	101,780	63,313	36,285	47,263	9,896	418,679
Special Mention	431	1,644	1,775	326	2,383	2,320	1,039	9,918
Substandard	—	4,186	3,129	4,689	1,619	4,343	3,543	21,509
Doubtful	—	—	73	—	—	119	73	265
Total 1- 4 family	62,475	103,928	106,757	68,328	40,287	54,045	14,551	450,371
Current period gross charge-offs	—	—	174	59	5	796	—	1,034
Multifamily
Pass	446	9,196	44,395	48,143	14,607	5,135	4,419	126,341
Special Mention	—	—	7,100	506	—	1,577	—	9,183
Substandard	—	—	28,041	—	—	1,556	—	29,597
Doubtful	—	—	—	—	—	—	—	—
Total Multifamily	446	9,196	79,536	48,649	14,607	8,268	4,419	165,121
Current period gross charge-offs	—	—	—	—	—	—	—	—
Non-farm non-residential
Pass	68,227	202,084	250,338	95,588	96,967	251,914	38,698	1,003,816
Special Mention	—	4,390	354	8,509	1,067	34,467	9,208	57,995
Substandard	11,356	9,213	32,688	37,181	916	2,917	3,694	97,965
Doubtful	—	—	—	—	66	—	—	66
Total non-farm non-residential	79,583	215,687	283,380	141,278	99,016	289,298	51,600	1,159,842
Current period gross charge-offs	—	3,793	1,031	3,009	331	836	—	9,000
Total Real Estate	166,926	469,763	617,473	279,953	161,812	359,247	86,199	2,141,373

Non-Real Estate:
Agricultural
Pass	2,102	2,766	7,815	2,904	1,142	5,676	13,130	35,535
Special Mention	18	74	1,793	10	132	112	91	2,230
Substandard	169	51	—	663	128	1,915	12	2,938
Doubtful	—	—	—	—	—	19	—	19
Total Agricultural	2,289	2,891	9,608	3,577	1,402	7,722	13,233	40,722
Current period gross charge-offs	—	—	—	33	—	—	—	33
Commercial and industrial
Pass	27,172	26,410	19,230	39,601	30,833	13,946	80,769	237,961

Special Mention	4,082	660	78	91	38	80	306	5,335
Substandard	25	59	815	939	193	1,229	10,962	14,222
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and industrial	31,279	27,129	20,123	40,631	31,064	15,255	92,037	257,518
Current period gross charge-offs	185	702	913	563	2,168	342	—	4,873
Commercial leases
Pass	48,856	61,057	47,140	38,027	3,554	398	—	199,032
Special Mention	—	—	18,153	—	—	—	—	18,153
Substandard	—	—	3,015	—	—	—	—	3,015
Doubtful	—	—	—	—	—	—	—	—
Total Commercial leases	48,856	61,057	68,308	38,027	3,554	398	—	220,200
Current period gross charge-offs	—	—	—	—	—	—	—	—
Consumer and other loans
Pass	8,457	14,710	4,083	3,257	4,467	6,262	—	41,236
Special Mention	—	29	42	98	26	—	—	195
Substandard	96	176	276	221	29	38	—	836
Doubtful	—	—	—	—	—	—	—	—
Total Consumer and other loans	8,553	14,915	4,401	3,576	4,522	6,300	—	42,267
Current period gross charge-offs	438	802	1,013	693	283	125	—	3,354
Total Non-Real Estate	90,977	105,992	102,440	85,811	40,542	29,675	105,270	560,707
Total Loans
Pass	238,088	536,475	613,834	311,848	191,182	336,938	162,511	2,390,876
Special Mention	8,169	23,753	29,443	9,540	5,383	38,696	10,674	125,658
Substandard	11,646	15,527	76,563	44,292	5,723	13,150	18,211	185,112
Doubtful	—	—	73	84	66	138	73	434
Total Loans Before Unearned Income	$257,903	$575,755	$719,913	$365,764	$202,354	$388,922	$191,469	$2,702,080
Unearned income								(8,300)
Total Loans Net of Unearned Income								$2,693,780
Total Current Period Gross Charge-offs	$623	$5,297	$3,428	$4,357	$2,787	$2,099	$—	$18,591

	As of December 31, 2023
	Term Loans by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Real Estate:
Construction & land development:
Pass	$134,527	$140,068	$75,884	$3,369	$8,533	11,940	$18,907	$393,228
Special Mention	789	1,579	170	—	90	250	—	2,878
Substandard	—	716	458	263	94	1,668	—	3,199
Doubtful	—	39	91	—	—	—	—	130
Total Construction & land development	135,316	142,402	76,603	3,632	8,717	13,858	18,907	399,435
Current period gross charge-offs	—	—	—	—	—	—	—	—
Farmland
Pass	9,513	4,032	3,340	1,768	253	2,730	2,162	23,798
Special Mention	—	194	—	514	—	359	—	1,067
Substandard	—	251	1,369	3,877	115	653	1,355	7,620
Doubtful	—	—	—	—	—	—	45	45
Total Farmland	9,513	4,477	4,709	6,159	368	3,742	3,562	32,530

Current period gross charge-offs	—	—	—	—	—	—	—	—
1- 4 family
Pass	112,636	110,978	70,599	41,766	19,542	47,374	17,215	420,110
Special Mention	1,307	2,505	749	1,544	775	997	667	8,544
Substandard	48	2,625	5,368	1,357	1,956	3,086	773	15,213
Doubtful	—	122	391	—	239	159	72	983
Total 1- 4 family	113,991	116,230	77,107	44,667	22,512	51,616	18,727	444,850
Current period gross charge-offs	—	—	—	—	—	964	—	964
Multifamily
Pass	9,945	76,217	6,121	15,131	1,877	2,311	5,110	116,712
Special Mention	—	—	—	—	—	1,648	24	1,672
Substandard	—	—	—	—	—	537	—	537
Doubtful	—	—	—	—	—	—	—	—
Total Multifamily	9,945	76,217	6,121	15,131	1,877	4,496	5,134	118,921
Current period gross charge-offs	—	—	—	—	—	—	—	—
Non-farm non-residential
Pass	162,234	247,182	111,054	88,039	73,797	256,032	33,907	972,245
Special Mention	708	369	1,014	388	15,846	5,191	1,525	25,041
Substandard	247	18,930	18,488	—	—	6,125	4,723	48,513
Doubtful	—	—	—	66	—	—	—	66
Total non-farm non-residential	163,189	266,481	130,556	88,493	89,643	267,348	40,155	1,045,865
Current period gross charge-offs	—	—	—	138	—	—	—	138
Total Real Estate	431,954	605,807	295,096	158,082	123,117	341,060	86,485	2,041,601

Non-Real Estate:
Agricultural
Pass	2,555	10,406	3,142	1,336	1,532	2,378	16,259	37,608
Special Mention	—	104	—	81	—	—	25	210
Substandard	—	—	692	279	20	2,100	57	3,148
Doubtful	—	—	—	—	—	42	—	42
Total Agricultural	2,555	10,510	3,834	1,696	1,552	4,520	16,341	41,008
Current period gross charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial
Pass	41,105	27,800	48,097	53,585	5,613	27,634	119,886	323,720
Special Mention	63	37	4,382	146	—	53	598	5,279
Substandard	45	283	178	602	27	4,531	145	5,811
Doubtful	—	—	—	—	—	162	—	162
Total Commercial and industrial	41,213	28,120	52,657	54,333	5,640	32,380	120,629	334,972
Current period gross charge-offs	29	791	133	532	—	209	—	1,694
Commercial leases
Pass	74,456	117,566	67,615	6,087	4,428	—	—	270,152
Special Mention	—	11,867	1,597	—	—	—	—	13,464
Substandard	—	1,799	—	—	—	—	—	1,799
Doubtful	—	—	—	—	—	—	—	—
Total Commercial leases	74,456	131,232	69,212	6,087	4,428	—	—	285,415
Current period gross charge-offs	—	—	—	—	—	—	—	—
Consumer and other loans
Pass	21,257	8,770	6,463	6,164	650	7,887	150	51,341
Special Mention	36	151	255	87	15	19	—	563
Substandard	164	1,077	790	265	86	68	—	2,450
Doubtful	—	—	34	79	2	16	—	131
Total Consumer and other loans	21,457	9,998	7,542	6,595	753	7,990	150	54,485
Current period gross charge-offs	598	1,126	820	359	28	44	—	2,975
Total Non-Real Estate	139,681	179,860	133,245	68,711	12,373	44,890	137,120	715,880

Total Loans
Pass	568,228	743,019	392,315	217,245	116,225	358,286	213,596	2,608,914
Special Mention	2,903	16,806	8,167	2,760	16,726	8,517	2,839	58,718
Substandard	504	25,681	27,343	6,643	2,298	18,768	7,053	88,290
Doubtful	—	161	516	145	241	379	117	1,559
Total Loans Before Unearned Income	$571,635	$785,667	$428,341	$226,793	$135,490	$385,950	$223,605	$2,757,481
Unearned income								(8,773)
Total Loans Net of Unearned Income								$2,748,708
Total Current Period Gross Charge-offs	$627	$1,917	$953	$1,029	$28	$1,217	$—	$5,771

Note 6. Allowance for Credit Losses on Loans

A summary of changes in the allowance for credit losses, by portfolio type, for the years ended December 31, 2024 and 2023 are as follows:

	For the Year Ended December 31,
	2024
(in thousands)	Beginning Allowance (12/31/2023)	Charge-offs	Recoveries	Provision	Ending Allowance (12/31/2024)
Real Estate:
Construction & land development	$5,845	$(39)	$1	$(1,877)	$3,930
Farmland	36	(258)	2	270	50
1- 4 family	6,653	(1,034)	12	3,612	9,243
Multifamily	1,614	—	—	2,335	3,949
Non-farm non-residential	10,596	(9,000)	93	9,842	11,531
Total Real Estate	24,744	(10,331)	108	14,182	28,703
Non-Real Estate:
Agricultural	97	(33)	18	122	204
Commercial and industrial	2,711	(4,873)	235	3,921	1,994
Commercial leases	1,948	—	—	(229)	1,719
Consumer and other	1,426	(3,354)	551	2,714	1,337
Unallocated	—	—	—	854	854
Total Non-Real Estate	6,182	(8,260)	804	7,382	6,108
Total Loans	$30,926	$(18,591)	$912	$21,564	$34,811
Unfunded lending commitments	2,810	—	—	(1,600)	1,210
Total	$33,736	$(18,591)	$912	$19,964	$36,021

	For the Year Ended December 31,
	2023
(in thousands)	Beginning Allowance (12/31/2022)	ASC 326 Adoption Day 1 Adjustment	Charge-offs	Recoveries	Provision	Ending Allowance (12/31/2023)
Real Estate:
Construction & land development	$1,232	$1,891	$—	$7	$2,715	$5,845
Farmland	83	(39)	—	—	(8)	36
1- 4 family	1,761	3,465	(964)	93	2,298	6,653
Multifamily	746	1,418	—	—	(550)	1,614
Non-farm non-residential	9,280	307	(138)	230	917	10,596
Total Real Estate	13,102	7,042	(1,102)	330	5,372	24,744
Non-Real Estate:
Agricultural	240	(98)	—	414	(459)	97
Commercial and industrial	2,194	2,971	(1,694)	205	(965)	2,711
Commercial leases	4,879	(162)	—	—	(2,769)	1,948
Consumer and other	2,506	(1,042)	(2,975)	426	2,511	1,426
Unallocated	597	(591)	—	—	(6)	—
Total Non-Real Estate	10,416	1,078	(4,669)	1,045	(1,688)	6,182
Total Loans	$23,518	$8,120	$(5,771)	$1,375	$3,684	$30,926
Unfunded lending commitments	—	2,900	—	—	(90)	2,810
Total	$23,518	$11,020	$(5,771)	$1,375	$3,594	$33,736

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio and by recoveries. The result is an allocation of the credit loss reserve from one category to another.

A summary of the allowance along with loans and leases individually and collectively evaluated are as follows:

	As of December 31, 2024
(in thousands)	Allowance Individually Evaluated	Allowance Collectively Evaluated	Total Allowance for Credit Losses	Loans Individually Evaluated	Loans Collectively Evaluated	Total Loans before Unearned Income
Real Estate:
Construction & land development	$403	$3,527	$3,930	$10,724	$319,324	$330,048
Farmland	—	50	50	2,973	33,018	35,991
1- 4 family	430	8,813	9,243	3,174	447,197	450,371
Multifamily	2,942	1,007	3,949	27,516	137,605	165,121
Non-farm non-residential	1,229	10,302	11,531	54,201	1,105,641	1,159,842
Total Real Estate	5,004	23,699	28,703	98,588	2,042,785	2,141,373
Non-Real Estate:
Agricultural	129	75	204	2,151	38,571	40,722
Commercial and industrial	3	1,991	1,994	5,194	252,324	257,518
Commercial leases	—	1,719	1,719	3,015	217,185	220,200
Consumer and other	—	1,337	1,337	—	42,267	42,267
Unallocated	—	854	854	—	—	—
Total Non-Real Estate	132	5,976	6,108	10,360	550,347	560,707
Total	$5,136	$29,675	$34,811	$108,948	$2,593,132	$2,702,080
Unearned Income						(8,300)
Total Loans Net of Unearned Income						$2,693,780
All loans individually evaluated for impairment as of December 31, 2024 were considered collateral dependent loans.

	As of December 31, 2023
(in thousands)	Allowance Individually Evaluated	Allowance Collectively Evaluated	Total Allowance for Credit Losses	Loans Individually Evaluated	Loans Collectively Evaluated	Total Loans before Unearned Income
Real Estate:
Construction & land development	$—	$5,845	$5,845	$1,389	$398,046	$399,435
Farmland	—	36	36	5,670	26,860	32,530
1- 4 family	316	6,337	6,653	5,066	439,784	444,850
Multifamily	—	1,614	1,614	537	118,384	118,921
Non-farm non-residential	3,047	7,549	10,596	46,571	999,294	1,045,865
Total Real Estate	3,363	21,381	24,744	59,233	1,982,368	2,041,601
Non-Real Estate:
Agricultural	1	96	97	1,466	39,542	41,008
Commercial and industrial	758	1,953	2,711	4,464	330,508	334,972
Commercial leases	—	1,948	1,948	1,799	283,616	285,415
Consumer and other	—	1,426	1,426	—	54,485	54,485
Unallocated	—	—	—	—	—	—
Total Non-Real Estate	759	5,423	6,182	7,729	708,151	715,880
Total	$4,122	$26,804	$30,926	$66,962	$2,690,519	$2,757,481
Unearned Income						(8,773)
Total Loans Net of Unearned Income						$2,748,708
All loans individually evaluated for impairment as of December 31, 2023 were considered collateral dependent loans.

As of December 31, 2024 and 2023, First Guaranty had loans totaling $108.5 million and $25.2 million, respectively, not accruing interest. As of December 31, 2024, and 2023, First Guaranty had loans past due 90 days or more and still accruing interest totaling $11.5 million and $15.3 million, respectively. The average outstanding balance of nonaccrual loans in 2024 was $63.4 million compared to $22.5 million in 2023.

The Bank held loans that were individually evaluated for impairment at December 31, 2024 for which the repayment, on the basis of the assessment at the reporting date, is expected to be provided substantially though the operation or sale of the collateral and the borrower is experiencing financial difficulty. The Allowance for Credit Losses for these collateral-dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the type of collateral that secure collateral dependent loans:
•Residential real estate loans are primarily secured by first liens on residential real estate.
•Commercial real estate loans are primarily secured by office and industrial buildings, warehouses, retail shopping facilities and various special purpose properties, including hotels and restaurants.
•Construction and land loans are primarily secured by residential and commercial properties, which are under construction and/or redevelopment, and by raw land.
•Commercial loans are primarily secured by accounts receivable, inventory and equipment.
•Agriculture loans are primarily secured by farmland and equipment.

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

Occasionally, the Bank modifies loans to borrowers in financial distress by providing certain concessions, such as principal forgiveness, term extension, an other-than-insignificant payment delay, interest only for a specified period of time, an interest rate reduction, or a combination of such concessions. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. Upon the Bank’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is charged-off. Reportable modifications to borrowers experiencing financial difficulty (MEFD) during the year ended December 31, 2024 consisted of $3.0 million term extensions, $0.6 million payment delays, and $0 with both term extensions and payment delays. The bank had $0 unfunded commitments to borrowers whose terms have been modified as a reportable MEFD as of December 31, 2024.

As of December 31, 2024, there have been no loans that were modified with in the previous 12 months for which there has been payment default during the period.

Note 7. Premises and Equipment

The components of premises and equipment at December 31, 2024 and 2023 are as follows:

(in thousands)	December 31, 2024	December 31, 2023
Land	$16,802	$15,541
Bank premises	60,741	55,452
Furniture and equipment	32,946	31,681
Construction in progress	2,407	14,368
Acquired value	112,896	117,042
Less: accumulated depreciation	45,107	47,250
Net book value	$67,789	$69,792

Depreciation expense amounted to $3.4 million and $3.0 million for 2024 and 2023, respectively. Interest cost capitalized as a construction cost was $0 for 2024 and 2023, respectively.

Note 8. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to impairment testing. Other intangible assets, such as core deposit intangibles and loan servicing assets, continue to be amortized over their useful lives. Goodwill represents the purchase price over the fair value of net assets acquired from the Homestead Bancorp in 2007, Premier Bancshares, Inc. in 2017 and Union Bancshares, Incorporated in 2019. No impairment charges have been recognized since acquisition. Goodwill totaled $12.9 million at December 31, 2024 and 2023. Other intangible assets not subject to amortization totaled $0.1 million at December 31, 2024 and 2023.

The following table summarizes intangible assets subject to amortization.

	December 31, 2024			December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$16,266	$13,303	$2,963	$16,266	$12,607	$3,659
Loan servicing assets	2,200	1,789	411	2,198	1,659	539
Total	$18,466	$15,092	$3,374	$18,464	$14,266	$4,198

The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions. The weighted-average amortization period remaining for the core deposit intangibles is 4.3 years.

Amortization expense relating to purchase accounting intangibles totaled $0.7 million for the years ended December 31, 2024 and 2023, respectively.

Amortization expense of the core deposit intangible assets for the next five years is as follows:

For the Years Ended	Estimated Amortization Expense (in thousands)
December 31, 2025	$696
December 31, 2026	$696
December 31, 2027	$696
December 31, 2028	$696
December 31, 2029	$179

Note 9. Other Real Estate

Other real estate owned consists of the following at the dates indicated:

(in thousands)	December 31, 2024	December 31, 2023
Real Estate Owned Acquired by Foreclosure:
Residential	$226	$309
Construction & land development	3	251
Non-farm non-residential	90	690
Total Other Real Estate Owned and Foreclosed Property	319	1,250
Allowance for Other Real Estate Owned losses	—	—
Net Other Real Estate Owned and Foreclosed Property	$319	$1,250

Loans secured by one-to-four family residential properties in the process of foreclosure totaled $1.4 million as of December 31, 2024.

Note 10. Deposits

A schedule of maturities of all time deposits are as follows:

(in thousands)	December 31, 2024
2025	$804,825
2026	335,461
2027	153,567
2028	107,561
2029 and thereafter	49,278
Total	$1,450,692

The table above includes $657.2 million in brokered deposits for December 31, 2024. The aggregate amount of jumbo time deposits, each with a minimum denomination of $250,000 totaled $201.0 million and $196.9 million at December 31, 2024 and 2023, respectively.

Note 11. Borrowings

Short-term borrowings are summarized as follows:

(in thousands)	December 31, 2024	December 31, 2023
Federal Home Loan Bank advances	$—	$50,000
Repurchase agreements	7,009	6,297
Line of credit	—	10,000
Total short-term borrowings	$7,009	$66,297

First Guaranty maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. First Guaranty had $7.0 million in short-term borrowings outstanding at December 31, 2024 compared to $66.3 million outstanding at December 31, 2023.

Available lines of credit totaled $682.7 million at December 31, 2024 and $589.2 million at December 31, 2023.

The following schedule provides certain information about First Guaranty's short-term borrowings for the periods indicated:

	December 31,
(in thousands except for %)	2024	2023
Outstanding at year end	$7,009	$66,297
Maximum month-end outstanding	$66,982	$152,659
Average daily outstanding	$24,849	$67,102
Weighted average rate during the year	5.60%	5.78%
Weighted average rate at year end	5.56%	5.65%

Long-term debt is summarized as follows:

Senior long-term debt with a commercial bank, priced at floating Wall Street Journal Prime less 50 basis points (7.50% as of December 31, 2024), totaled $15.2 million at December 31, 2024 and $39.1 million at December 31, 2023. First Guaranty refinanced this note on October 2023. First Guaranty pays $1.0 million principal plus interest quarterly. This loan has a contractual maturity date of October 5, 2033. This long-term debt is secured by a pledge of 86.77% (4,823,899 shares) of First Guaranty's interest in First Guaranty Bank (a wholly owned subsidiary).

Junior subordinated debt, priced at Wall Street Journal Prime plus 75 basis points (8.75% as of December 31, 2024), totaled $15.0 million at December 31, 2024 and December 31, 2023. First Guaranty pays interest quarterly. The Note is unsecured and ranks junior in right of payment to any senior indebtedness and obligations to general and secured creditors. The current Note is scheduled to mature on June 21, 2032. The Note qualifies for treatment as Tier 2 capital for regulatory capital purposes.

Junior subordinated debt, priced at Wall Street Journal Prime plus 75 basis points (9.25% as of December 31, 2024), totaled $29.7 million at December 31, 2024 and $0 at December 31, 2023. This note was issued in March of 2024. First Guaranty pays interest monthly. The Note is unsecured and ranks junior in right of payment to any senior indebtedness and obligations to general and secured creditors. The current Note is scheduled to mature on March 28, 2034. The Note qualifies for treatment as Tier 2 capital for regulatory capital purposes.

At December 31, 2024, letters of credit issued by the FHLB totaling $455.7 million were outstanding and carried as off-balance sheet items, all of which expire by 2029. At December 31, 2023, letters of credit issued by the FHLB totaling $513.3 million were outstanding and carried as off-balance sheet items, all of which expire by 2024. The letters of credit are solely used for pledging towards public fund deposits. The FHLB has a blanket lien on substantially all of the loans in First Guaranty's portfolio which is used to secure borrowing availability from the FHLB. First Guaranty has obtained a subordination agreement from the FHLB on First Guaranty's farmland, agricultural, and commercial and industrial loans. These loans are available to be pledged for additional reserve liquidity.

As of December 31, 2024 obligations on long-term advances from FHLB, senior long-term debt and junior subordinated debentures totaled $194.9 million.

The scheduled payments are as follows:

(in thousands)	Long-term Advances from FHLB	Senior Long-term Debt	Junior Subordinated Debentures
2025	$—	$4,031	$—
2026	—	4,031	—
2027	135,000	4,031	—
2028	—	3,180	—
2029	—	—	—
2030 and thereafter	—	—	45,000
Subtotal	$135,000	$15,273	$45,000
Debt issuance costs	—	(104)	(255)
Total	$135,000	$15,169	$44,745

Note 12. Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require First Guaranty and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2024 and 2023, that First Guaranty and the Bank met all capital adequacy requirements.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The Bank's capital conservation buffer was 4.11% at December 31, 2024. First Guaranty's capital conservation buffer was 3.04% at December 31, 2024.

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the Federal Reserve Board has amended its small bank holding company and savings and loan holding company policy statement to provide that holding companies with consolidated assets of less than $3 billion that are (i) not engaged in significant nonbanking activities, (ii) do not conduct significant off-balance sheet activities, and (3) do not have a material amount of SEC-registered debt or equity securities, other than trust preferred securities, that contribute to an organization's complexity, are no longer subject to regulatory capital requirements, effective August 30, 2018. On January 1, 2024, First Guaranty ceased being considered a "small bank holding company". Accordingly, both First Guaranty and the Bank are required to maintain specified ratios of capital to risk-weighted assets.

In addition, as a result of the legislation, the federal banking agencies have developed a "Community Bank Leverage Ratio" (the ratio of a bank's Tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A "qualifying community bank" that elects to be subject to this provision and exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered "well capitalized" under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution's risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the new Community Bank Leverage Ratio at 9%. A financial institution can elect to be subject to this new definition. The new rule took effect on January 1, 2020. The Bank has not elected to follow the Community Bank Leverage Ratio.

At December 31, 2024, we satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.

	Actual		Minimum Capital Requirements		Minimum to be Well Capitalized Under Action Provisions
(in thousands except for %)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Total Risk-based Capital:
Bank	$342,634	12.11%	$226,395	8.00%	$282,994	10.00%
Consolidated	$332,125	11.73%	$226,583	8.00%	$283,229	10.00%
Tier 1 Capital:
Bank	$311,413	11.00%	$169,796	6.00%	$226,395	8.00%
Consolidated	$255,904	9.04%	$169,937	6.00%	$226,583	8.00%
Tier 1 Leverage Capital:
Bank	$311,413	7.82%	$159,319	4.00%	$199,149	5.00%
Consolidated	$255,904	6.42%	$159,330	4.00%	$199,162	5.00%
Common Equity Tier One Capital:
Bank	$311,413	11.00%	$127,347	4.50%	$183,946	6.50%
Consolidated	$255,904	7.87%	$127,453	4.50%	$184,099	6.50%

December 31, 2023
Total Risk-based Capital:
Bank	$330,944	11.20%	$236,321	8.00%	$295,402	10.00%
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 Capital:
Bank	$304,553	10.31%	$177,241	6.00%	$236,321	8.00%
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 Leverage Capital:
Bank	$304,553	8.94%	$121,821	4.00%	$152,277	5.00%
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A
Common Equity Tier One Capital:
Bank	$304,553	10.31%	$132,931	4.50%	$192,011	6.50%
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A

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

The Bank is restricted under applicable laws in the payment of dividends to an amount equal to current year earnings plus undistributed earnings for the immediately preceding year, unless prior permission is received from the Commissioner of Financial Institutions for the State of Louisiana. Dividends payable by the Bank in 2025 without permission will be limited to 2025 earnings plus the undistributed earnings of $8.1 million from 2024. In addition, our ability to pay dividends will continue to be subject, among other things, to certain regulatory guidance and/or restrictions.

Accordingly, at January 1, 2025, $302.4 million of First Guaranty's equity in the net assets of the Bank was restricted. In addition, dividends paid by the Bank to First Guaranty would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

Note 14. Related Party Transactions

In the normal course of business, First Guaranty and its subsidiary, First Guaranty Bank, have loans, deposits and other transactions with its executive officers, directors, affiliates and certain business organizations and individuals with which such persons are associated. These transactions are completed with terms no less favorable than current market rates. An analysis of the activity of loans made to such borrowers during the year ended December 31, 2024 and 2023 follows:

	December 31,
(in thousands)	2024	2023
Balance, beginning of year	$55,885	$89,735
Net (Decrease) Increase	(7,872)	(33,850)
Balance, end of year	$48,013	$55,885

Unfunded commitments to First Guaranty and Bank directors and executive officers totaled $22.6 million and $19.6 million at December 31, 2024 and 2023, respectively. At December 31, 2024 First Guaranty and the Bank had deposits from directors and executives totaling $61.7 million. There were no participations in loans purchased from affiliated financial institutions included in First Guaranty's loan portfolio in 2024 or 2023.

During the years ended 2024 and 2023, First Guaranty paid approximately $0.3 million, respectively, for printing services and supplies and office furniture and equipment to Champion Industries, Inc., of which Mr. Marshall T. Reynolds, the Chairman of First Guaranty's Board of Directors, is President, Chief Executive Officer, Chairman of the Board of Directors and a major shareholder of Champion.

On December 21, 2015, First Guaranty issued a $15.0 million subordinated note (the "2015 Note") to Edgar Ray Smith III, a director of First Guaranty. The 2015 Note had a ten-year term (non-callable for first five years) and bore interest at a fixed annual rate of 4.0% for the first five years of the term and then adjusted to a floating rate based on the Prime Rate as reported by the Wall Street Journal plus 75 basis points for the period of time after the fifth year until redemption or maturity. On June 21, 2022, First Guaranty issued a $15.0 million subordinated note (the “2022 Note”) to Mr. Smith, and used the proceeds of such issuance to redeem the 2015 Note in full. The 2022 Note has a ten-year term, maturing on June 21, 2032, is non-callable for the first five years, and bears interest at a floating rate based on the Prime Rate as reported by the Wall Street Journal plus 75 basis points. During the years ended 2024 and 2023, First Guaranty paid interest of $1.4 million and $1.2 million, respectively, under the 2022 Note.

On March 28, 2024, First Guaranty issued a $30.0 million subordinated note (the "2024 Note") to Smith & Tate Investment, L.L.C., a company controlled by Edgar Ray Smith III, a director of First Guaranty. The 2024 Note has a ten-year term, maturing on March 28, 2034, is non-callable for the first five years, and bears interest at a floating rate based on the Prime Rate as reported by the Wall Street Journal plus 75 basis points. During the year ended 2024, First Guaranty paid interest of $1.9 million, under the 2024 Note.

During the years ended 2024 and 2023, First Guaranty paid approximately $63,000 and $0.1 million, respectively, for the purchase and maintenance of First Guaranty's automobiles to subsidiaries of Hood Automotive Group, of which William K. Hood, a director of First Guaranty, is President.

During the years ended 2024 and 2023, First Guaranty paid approximately $9,300 and $0.7 million, respectively, for architectural services in relation to bank branches to Gasaway Gasaway Bankston Architects, of which bank subsidiary board member Andrew B. Gasaway is part owner.

During the years ended 2024 and 2023, First Guaranty paid approximately $0.8 million, respectively, to Centurion Insurance, an insurance brokerage agency, to bind coverage at market terms for property casualty insurance and health insurance. First Guaranty owns a 50% interest in Centurion and accounts for this investment under the equity method.

Note 15. Employee Benefit Plans

First Guaranty has an employee savings plan to which employees, who meet certain service requirements, may defer 1% up to the IRS legal limit of their base salaries, 6% of which may be matched up to 100%, at its sole discretion. Contributions to the savings plan were $0 and $80,000 in 2024 and 2023, respectively.

On May 19, 2022 the shareholders of First Guaranty adopted the First Guaranty Bank Equity Bonus Plan. The plan established an equity bonus pool of 80,000 shares. All full time employees of First Guaranty are eligible to participate. In May of 2024, 29,293 shares were distributed to five members of executive management. Grant date fair market value of the shares issued was $333,000. All shares were vested on the date of issuance. In December 31, 2023, 44,341 shares were distributed to a total of 311 employees. Grant date fair market value of the shares issued was $750,000. All shares were vested on the date of issuance.

Note 16. Other Expenses

The following is a summary of the significant components of other noninterest expense:

	December 31,
(in thousands)	2024	2023
Other noninterest expense:
Legal and professional fees	$4,465	$5,709
Data processing	1,555	2,100
ATM Fees	1,668	1,804
Marketing and public relations	1,240	1,927
Taxes - sales, capital and franchise	2,237	2,263
Operating supplies	336	778
Software expense and amortization	5,093	5,282
Travel and lodging	685	1,362
Telephone	424	382
Amortization of core deposits	696	696
Donations	267	595
Net costs from other real estate and repossessions	827	157
Regulatory assessment	4,688	3,136
Other	4,465	4,032
Total other noninterest expense	$28,646	$30,223

First Guaranty does not capitalize advertising costs. They are expensed as incurred and are included in other noninterest expense on the Consolidated Statements of Income. Advertising expense was $0.4 million for 2024 and $1.0 million for 2023.

Note 17. Income Taxes
The following is a summary of the provision for income taxes included in the Consolidated Statements of Income:

	December 31,
(in thousands)	2024	2023
Current	$3,518	$2,857
Deferred	40	(180)
Total	$3,558	$2,677

The difference between income taxes computed by applying the statutory federal income tax rate and the provision for income taxes in the financial statements is reconciled as follows:

	December 31,
(in thousands except for %)	2024	2023
Statutory tax rate	21.0%	21.0%
Federal income taxes at statutory rate	$3,290	$2,452
Tax exempt municipal income	(146)	(102)
Other	74	107
State tax expense	340	220
Total	$3,558	$2,677

Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities, and available tax credit carry forwards. Temporary differences between the financial statement and tax values of assets and liabilities give rise to deferred taxes. The significant components of deferred taxes classified in First Guaranty's Consolidated Balance Sheets at December 31, 2024 and 2023 are as follows:

	December 31,
(in thousands)	2024	2023
Deferred tax assets:
Allowance for credit losses	$7,596	$7,101
Other real estate owned	—	18
Unrealized losses on available for sale securities	677	416
Unrealized losses on available for sale securities transferred to held to maturity	2,743	3,029
Net operating loss	822	914
Other	277	473
Gross deferred tax assets	12,115	11,951

Deferred tax liabilities:
Depreciation and amortization	(2,058)	(1,871)
Core deposit intangibles	(622)	(768)
Discount on purchased loans	(118)	(180)
Other	(1,367)	(927)
Gross deferred tax liabilities	(4,165)	(3,746)

Net deferred tax assets (liabilities)	$7,950	$8,205

First Guaranty determined that the net deferred tax asset at December 31, 2024 and 2023 was more likely than not to be realized based on an assessment of all available positive and negative evidence, and therefore no valuation allowance was recorded.

Net operating loss carryforwards for income tax purposes were $3.9 million and $4.4 million as of December 31, 2024 and 2023, respectively. The carryforwards were acquired in 2017 in the Premier acquisition and expire from 2027 to 2034, and will be utilized subject to annual Internal Revenue Code Section 382 limitations.

ASC 740-10, Income Taxes, clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the consolidated financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. First Guaranty does not believe it has any unrecognized tax benefits included in its consolidated financial statements. First Guaranty has not had any settlements in the current period with taxing authorities, nor has it recognized tax benefits as a result of a lapse of the applicable statute of limitations. First Guaranty recognizes interest and penalties accrued related to unrecognized tax benefits, if applicable, in noninterest expense. During the years ended December 31, 2024 and 2023, First Guaranty did not recognize any interest or penalties in its consolidated financial statements, nor has it recorded an accrued liability for interest or penalty payments.

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

Set forth below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at December 31, 2024 and December 31, 2023.

Contract Amount	December 31, 2024	December 31, 2023
(in thousands)
Commitments to Extend Credit	$134,178	$304,218
Unfunded Commitments under lines of credit	$186,006	$214,546
Commercial and Standby letters of credit	$13,576	$13,971

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

There were no losses incurred on off-balance sheet commitments in 2024 or 2023. In accordance with ASC 326, the Bank has recorded an Allowance for Credit Losses on unfunded lending commitments of $1.2 million and $2.8 million at December 31, 2024 and 2023, respectively.

Note 19. Leases

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

First Guaranty recorded operating right-of-use ("ROU") assets and corresponding lease liabilities of $11.5 million and $11.5 million, respectively. The discount rate was based on First Guaranty's estimated borrowing costs based on the lease term.

Information concerning First Guaranty’s leases is as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Weighted-average lease term (in years)	14.3	4.6
Weighted-average discount rate	7.9%	2.9%

First Guaranty’s operating lease ROU assets were $11.6 million and $0.3 million at December 31, 2024 and December 31, 2023, respectively, and the related operating lease liabilities were $11.6 million and $0.3 million, respectively. The ROU asset is included in Other Assets on the balance sheet, and the related operating lease liabilities are included in Other liabilities.

Operating lease expense, including short-term leases, is included in occupancy expense in the amount of $1.1 million and $0.5 million for the years ending December 31, 2024 and 2023, respectively. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Cash payment for amounts included in the measurement of lease liabilities of $0.8 million and $0.1 million were included in operating cash flows for the respective years.

The following table reports minimum lease payments under non-cancelable operating leases at December 31, 2024:

(in thousands)
2025	$1,406
2026	1,406
2027	1,406
2028	1,351
2029	1,307
Thereafter	12,797
Total lease payments	19,673
Less: interest	(8,034)
Present value of lease liabilities	$11,639

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified Level 3 as of December 31, 2024 includes corporate debt and municipal securities.

Loans evaluated individually. Fair value is measured by either the fair value of the collateral if the loan is collateral dependent (Level 2 or Level 3), or the present value of expected future cash flows, discounted at the loan's effective interest rate (Level 3). Fair value of the collateral is determined by appraisals or by independent valuation.

Other real estate owned. Properties are recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values of other real estate owned ("OREO") at December 31, 2024 and 2023 are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement or amounts commonly used in real estate transactions. Inputs include appraisal values or recent sales activity for similar assets in the property's market; thus OREO measured at fair value would be classified within either Level 2 or Level 3 of the hierarchy.

Certain non-financial assets and non-financial liabilities are measured at fair value on a non-recurring basis including assets and liabilities related to reporting units measured at fair value in the testing of goodwill impairment, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2024 and 2023, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	December 31, 2024	December 31, 2023
Available for Sale Securities Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$147,780	$49,830
Level 2: Significant Other Observable Inputs	127,222	23,172
Level 3: Significant Unobservable Inputs	6,095	10,483
Securities available for sale measured at fair value	$281,097	$83,485

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

The change in Level 1 securities available for sale from December 31, 2023 to December 31, 2024 was due to a net increase in Treasury bills of $98.0 million. There were no transfers between Level 1 and 2 securities available for sale from December 31, 2023 to December 31, 2024. There were no transfers between Level 2 and Level 3 from December 31, 2023 to December 31, 2024.

The following table reconciles assets measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Level 3 Changes
(in thousands)	December 31, 2024	December 31, 2023
Balance, beginning of year	$10,483	$11,102
Total gains or losses (realized/unrealized):
Included in earnings	—	—
Included in other comprehensive income	230	(38)
Purchases, sales, issuances and settlements, net	(4,618)	(581)
Transfers in and/or out of Level 3	—	—
Balance as of end of year	$6,095	$10,483

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of December 31, 2024.

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of December 31, 2024 and December 31, 2023, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At December 31, 2024	At December 31, 2023
Fair Value Measurements Using: Loan Individually Evaluated for Impairment
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	—	—
Level 3: Significant Unobservable Inputs	50,449	8,083
Individually evaluated loans measured at fair value	$50,449	$8,083

Fair Value Measurements Using: Other Real Estate Owned
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	319	1,250
Level 3: Significant Unobservable Inputs	—	—
Other real estate owned measured at fair value	$319	$1,250

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

Other Unrecognized Financial Instruments.

The fair value of commitments to extend credit is estimated using the fees charged to enter into similar legally binding agreements, taking into account the remaining terms of the agreements and customers' credit ratings. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit are based on fees charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2024 and 2023 the fair value of guarantees under commercial and standby letters of credit was not material.

The carrying amounts and estimated fair values of financial instruments at December 31, 2024 were as follows:

		Fair Value Measurements at December 31, 2024 Using
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets
Cash and due from banks	$563,778	$563,778	$—	$—	$563,778
Federal funds sold	430	430	—	—	430
Securities, available for sale	281,097	147,780	127,222	6,095	281,097
Securities, held for maturity	321,622	—	251,458	—	251,458
Loans, net	2,658,969	—	—	2,508,440	2,508,440
Cash surrender value of BOLI	6,012	—	—	6,012	6,012
Accrued interest receivable	14,850	—	—	14,850	14,850

Liabilities
Deposits	$3,476,260	$—	$—	$3,475,411	3,475,411
Short-term advances from Federal Home Loan Bank	—	—	—	—	—
Short-term borrowings	—	—	—	—	—
Repurchase agreements	7,009	—	—	7,005	7,005
Accrued interest payable	20,437	—	—	20,437	20,437
Long-term advances from Federal Home Loan Bank	135,000	—	—	134,977	134,977
Senior long-term debt	15,169	—	—	15,274	15,274
Junior subordinated debentures	44,745	—	—	45,000	45,000

The carrying amounts and estimated fair values of financial instruments at December 31, 2023 were as follows:

		Fair Value Measurements at December 31, 2023 Using
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets
Cash and due from banks	$286,114	$286,114	$—	$—	$286,114
Federal funds sold	341	341	—	—	341
Securities, available for sale	83,485	49,830	23,172	10,483	83,485
Securities, held for maturity	320,638	—	253,584	—	253,584
Loans, net	2,717,782	—	—	2,581,979	2,581,979
Cash surrender value of BOLI	5,861	—	—	5,861	5,861
Accrued interest receivable	15,713	—	—	15,713	15,713

Liabilities
Deposits	$3,009,094	$—	$—	$3,001,498	3,001,498
Short-term advances from Federal Home Loan Bank	50,000	—	—	50,000	50,000
Short-term borrowings	10,000	—	—	10,000	10,000
Repurchase agreements	6,297	—	—	6,285	6,285
Accrued interest payable	11,807	—	—	11,807	11,807
Long-term advances from Federal Home Loan Bank	155,000	—	—	152,299	152,299
Senior long-term debt	39,099	—	—	39,304	39,304
Junior subordinated debentures	15,000	—	—	15,000	15,000

There is no material difference between the contract amount and the estimated fair value of off-balance sheet items that are primarily comprised of short-term unfunded loan commitments that are generally at market prices.

Note 22. Concentrations of Credit and Other Risks

First Guaranty monitors loan portfolio concentrations by region, collateral type, loan type, and industry on a monthly basis and has established maximum thresholds as a percentage of its capital to ensure that the desired mix and diversification of its loan portfolio is achieved. First Guaranty is compliant with the established thresholds as of December 31, 2024. Personal, commercial and residential loans are granted to customers, most of who reside in northern and southern areas of Louisiana. Although First Guaranty has a diversified loan portfolio, significant portions of the loans are collateralized by real estate located in Tangipahoa Parish and surrounding parishes in Southeast Louisiana. Declines in the Louisiana economy could result in lower real estate values which could, under certain circumstances, result in losses to First Guaranty.

The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers.

Approximately 30.1% of First Guaranty's deposits are derived from local governmental agencies at December 31, 2024. These governmental depositing authorities are generally long-term customers. A number of the depositing authorities are under contractual obligation to maintain their operating funds exclusively with First Guaranty. In most cases, First Guaranty is required to pledge securities or letters of credit issued by the Federal Home Loan Bank to the depositing authorities to collateralize their deposits. Under certain circumstances, the withdrawal of all of, or a significant portion of, the deposits of one or more of the depositing authorities may result in a temporary reduction in liquidity, depending primarily on the maturities and/or classifications of the securities pledged against such deposits and the ability to replace such deposits with either new deposits or other borrowings. Public fund deposits totaled $1.0 billion at December 31, 2024.

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

Note 24. Condensed Parent Company Information

The following condensed financial information reflects the accounts and transactions of First Guaranty Bancshares, Inc. for the dates indicated:

First Guaranty Bancshares, Inc.
Condensed Balance Sheets

	December 31,
(in thousands)	2024	2023
Assets
Cash	$2,541	$8,955
Investment in bank subsidiary	310,558	302,327
Other assets	2,707	2,952
Total Assets	$315,806	$314,234

Liabilities and Shareholders' Equity
Short-term debt	—	10,000
Senior long-term debt	15,169	39,099
Junior subordinated debentures	44,745	15,000
Other liabilities	843	504
Total Liabilities	60,757	64,603
Shareholders' Equity	255,049	249,631
Total Liabilities and Shareholders' Equity	$315,806	$314,234

First Guaranty Bancshares, Inc.
Condensed Statements of Income

	December 31,
(in thousands)	2024	2023
Operating Income
Dividends received from bank subsidiary	$9,330	$10,579
Net gains on sale of equity securities	—	—
Other income	655	638
Total operating income	9,985	11,217

Operating Expenses
Interest expense	5,748	4,532
Salaries & Benefits	205	313
Other expenses	1,076	2,365
Total operating expenses	7,029	7,210

Income before income tax benefit and increase in equity in undistributed earnings of subsidiary	2,956	4,007
Income tax benefit	1,352	1,273
Income before increase in equity in undistributed earnings of subsidiary	4,308	5,280
Increase in equity in undistributed earnings of subsidiary	8,140	3,939
Net Income	$12,448	$9,219

First Guaranty Bancshares, Inc.
Condensed Statements of Cash Flows

	December 31,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$12,448	$9,219
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in equity in undistributed earnings of subsidiary	(8,140)	(3,939)
Depreciation and amortization	—	24
Net change in other liabilities	484	(296)
Net change in other assets	245	(580)
Net cash provided by operating activities	5,037	4,428

Cash flows from investing activities:
Proceeds from sales of equity securities	—	—
Funds invested in equity securities	—	—
Funds invested in bank subsidiary	—	(17,000)
Net cash used in investing activities	—	(17,000)

Cash flows from financing activities:
Net (decrease) increase in short-term borrowings	(10,000)	(10,000)
Proceeds from long-term borrowings, net of costs	29,700	40,097
Repayment of long-term debt	(24,030)	(22,946)
Net proceeds from issuance of common stock	—	20,000
Subsidiary payment for stock grants issued	334	750
Dividends paid	(7,455)	(9,698)
Net cash (used in) provided by financing activities	(11,451)	18,203

Net (decrease) increase in cash and cash equivalents	(6,414)	5,631
Cash and cash equivalents at the beginning of the period	8,955	3,324
Cash and cash equivalents at the end of the period	$2,541	$8,955

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

For further information, see "Management's annual report on internal control over financial reporting" below. There was no change in First Guaranty's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, First Guaranty's internal control over financial reporting.

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

Based on our evaluation under the framework in Internal Control – Integrated Framework, Management concluded that internal control over financial reporting was effective as of December 31, 2024.

First Guaranty's independent registered public accounting firm has also issued an attestation report, which expresses an unqualified opinion on the effectiveness of First Guaranty's internal control over financial reporting as of December 31, 2024.

Item 9B - Other Information

(a) None

(b) During the three months ended December 31, 2024, no First Guaranty director or officer adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in item 408(a) of Regulation S-K.

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

Part IV
Item 15 - Exhibits and Financial Statement Schedules

(a) 1	Consolidated Financial Statements

	Item	Page
	First Guaranty Bancshares, Inc. and Subsidiary
	Report of Independent Registered Public Accounting Firm (PCAOB Firm ID No. 6982)	66
	Consolidated Balance Sheets - December 31, 2024 and 2023	70
	Consolidated Statements of Income – Years Ended December 31, 2024 and 2023	71
	Consolidated Statements of Comprehensive Income – Years Ended December 31, 2024 and 2023	72
	Consolidated Statements of Changes in Shareholders' Equity – Years Ended December 31, 2024 and 2023	73
	Consolidated Statements of Cash Flows - Years Ended December 31, 2024 and 2023	75
	Notes to Consolidated Financial Statements	76

2	Consolidated Financial Statement Schedules
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

Exhibit Number	Exhibit
3.1	Restated Articles of Incorporation of First Guaranty Bancshares, Inc. (1)
3.2	Articles of Amendment to the Restated Articles of Incorporation of First Guaranty Bancshares, Inc.(2)
3.3	Articles of Amendment to the Restated Articles of Incorporation of First Guaranty Bancshares, Inc. (11).
3.4	Bylaws of First Guaranty Bancshares, Inc.(3)
3.5	Amendment to Bylaws of First Guaranty Bancshares, Inc.(4)
4.1	Form of Common Stock Certificate of First Guaranty Bancshares, Inc.(5)
4.2	Subordinated Note, dated as of June 21, 2022, by and between First Guaranty Bancshares, Inc. and Edgar Ray Smith, III. (6)
4.2	Subordinated Note, dated as of March 28, 2024, by and between First Guaranty Bancshares, Inc. and Smith & Tate Investments L.L.C. (24)
4.3	Description of Common Stock (23).
4.4	Preferred Stock Specimen Certificate (10)
4.5	Description of Preferred Stock(18).
4.6
Deposit Agreement, dated as of April 27, 2021, by and between First Guaranty Bancshares, Inc. and Zions Bancorporation, National Association, and the holders from time to time of the depositary receipts described herein (12)

4.7	Form of Depositary Receipt representing Depositary Shares (12)
10.1	Subordinated Note Purchase Agreement, dated as of June 21, 2022, by and between First Guaranty Bancshares, Inc. and Edgar Ray Smith, III. (7)
10.1	Subordinated Note Purchase Agreement, dated as of March 28, 2024, by and between First Guaranty Bancshares, Inc. and Smith & Tate Investment, L.L.C. (25)
10.1	Loan Agreement, dated as of October 5, 2023, by and between First Guaranty Bancshares, Inc. and Burke & Herbert Bank & Trust Company (19)
10.2	Term Note, dated as of October 5, 2023, by and between First Guaranty Bancshares, Inc. and Burke & Herbert Bank & Trust Company (20)
10.3	Revolving Credit Note, dated as of October 5, 2023, by and between First Guaranty Bancshares, Inc. and Burke & Herbert Bank & Trust Company (21)
10.4	Pledge and Security Agreement, dated as of October 5, 2023, by and between First Guaranty Bancshares, Inc. and Burke & Herbert Bank & Trust Company (22)
10.11	First Guaranty Bank Equity Bonus Plan (17).
10.12	Form of Voting Agreement (16).
14.3	First Guaranty Bancshares, Inc. and Subsidiary Code of Conduct and Ethics for Employees, Officers and Directors (13).
14.4	First Guaranty Bancshares, Inc. Code of Ethics for Senior Financial Officers (14).
19.1	First Guaranty Bancshares, Inc. Insider Trading Policy
21	Subsidiaries of the First Guaranty Bancshares, Inc.(8)
23.1	Consent of Griffith, DeLaney, Hillman & Lett CPA, PSC.
31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13(a)-15(e) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13(a)-15(e) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback policy
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.PRE	XBRL Taxonomy Extension Label Linkbase.
101.LAB	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data (formatted as Inline XBRL and included in Exhibit 101).
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
(24)Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on April 3, 2024.
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

Dated: March 17, 2025

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of First Guaranty and in the capacities and on the dates indicated.

/s/ Michael R. Mineer	President and Chief Executive Officer (Principal Executive Officer)	March 17, 2025
Michael R. Mineer

/s/ Eric J. Dosch	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 17, 2025
Eric J. Dosch

/s/ Marshall T. Reynolds	Chairman of the Board	March 17, 2025
Marshall T. Reynolds

/s/ William K. Hood	Director	March 17, 2025
William K. Hood

/s/ Jack Rossi	Director	March 17, 2025
Jack Rossi

/s/ Edgar R. Smith, III	Director	March 17, 2025
Edgar R. Smith, III

/s/ Vanessa R. Drew	Director	March 17, 2025
Vanessa R. Drew

/s/ Bruce McAnally	Director	March 17, 2025
Bruce McAnally