Form 10-Q
period 2025-03-31
First Guaranty Bancshares, Inc.
filed 2025-05-12
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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
Yes ☐ No ☒

As of May 9, 2025 the registrant had 12,888,424 shares of $1 par value common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.     Consolidated Financial Statements
FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents:
Cash and due from banks	$617,866	$563,778
Federal funds sold	563	430
Cash and cash equivalents	618,429	564,208

Interest-earning time deposits with banks	250	250

Investment securities:
Available for sale, at fair value	273,027	281,097
Held to maturity, at cost and net of allowance for credit losses of $150 (estimated fair value of $259,641 and $251,458, respectively)	321,883	321,622
Investment securities	594,910	602,719

Federal Home Loan Bank stock, at cost	9,835	9,706
Loans held for sale	—	—

Loans, net of unearned income	2,512,788	2,693,780
Less: allowance for credit losses	43,022	34,811
Net loans	2,469,766	2,658,969

Premises and equipment, net	66,579	67,789
Goodwill	12,900	12,900
Intangible assets, net	3,265	3,474
Other real estate, net	152	319
Accrued interest receivable	14,574	14,850
Other assets	38,609	37,544
Total Assets	$3,829,269	$3,972,728

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$425,617	$404,056
Interest-bearing demand	1,248,633	1,387,068
Savings	243,701	234,444
Time	1,421,515	1,450,692
Total deposits	3,339,466	3,476,260

Short-term advances from Federal Home Loan Bank	—	—
Short-term borrowings	—	—
Repurchase agreements	7,113	7,009
Accrued interest payable	19,505	20,437
Long-term advances from Federal Home Loan Bank	135,000	135,000
Senior long-term debt	14,174	15,169
Junior subordinated debentures	44,760	44,745
Other liabilities	17,806	19,059
Total Liabilities	3,577,824	3,717,679

Shareholders' Equity
Preferred stock, Series A - $1,000 par value - 100,000 shares authorized
Non-cumulative perpetual; 34,500 shares issued and outstanding	33,058	33,058
Common stock, $1 par value - 100,600,000 shares authorized; 12,691,504 and 12,504,717 shares issued and outstanding	12,691	12,505
Surplus	150,784	149,389
Retained earnings	66,092	72,965
Accumulated other comprehensive (loss) income	(11,180)	(12,868)
Total Shareholders' Equity	251,445	255,049
Total Liabilities and Shareholders' Equity	$3,829,269	$3,972,728
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2025	2024
Interest Income:
Loans (including fees)	$42,969	$46,918
Deposits with other banks	5,999	3,476
Securities (including FHLB stock)	5,495	2,514
Total Interest Income	54,463	52,908

Interest Expense:
Demand deposits	12,204	16,976
Savings deposits	1,262	1,227
Time deposits	15,890	9,572
Borrowings	2,884	3,212
Total Interest Expense	32,240	30,987

Net Interest Income	22,223	21,921
Less: Provision for credit losses	14,548	2,304
Net Interest Income after Provision for Credit Losses	7,675	19,617

Noninterest Income:
Service charges, commissions and fees	849	733
ATM and debit card fees	747	764
Net gains on securities	—	—
Net gains on sale of loans	—	—
Net gains on sale of assets	4	6
Other	754	805
Total Noninterest Income	2,354	2,308

Noninterest Expense:
Salaries and employee benefits	8,441	9,900
Occupancy and equipment expense	2,640	2,271
Other	6,936	6,763
Total Noninterest Expense	18,017	18,934

(Loss) Income Before Income Taxes	(7,988)	2,991
Less: (Benefit) provision for income taxes	(1,822)	681
Net (Loss) Income	(6,166)	2,310
Less: Preferred stock dividends	582	582
Net (Loss) Income Available to Common Shareholders	$(6,748)	$1,728

Per Common Share:
(Loss) Earnings	$(0.54)	$0.14
Cash dividends paid	$0.01	$0.16

Weighted Average Common Shares Outstanding	12,506,792	12,489,910
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Net (Loss) Income	$(6,166)	$2,310
Other comprehensive income:
Unrealized (losses) gains on securities:
Unrealized holding gains arising during the period	2,137	795
Reclassification adjustments for (gains) losses included in net income	—	—
Change in unrealized gains on securities	2,137	795
Tax impact	(449)	(167)
Other comprehensive income	1,688	628
Comprehensive (Loss) Income	$(4,478)	$2,938
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

	Preferred Stock $1,000 Par	Common Stock $1 Par	Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
(in thousands, except per share data)
Balance December 31, 2023	$33,058	$12,475	$149,085	$67,972	$(12,959)	$249,631
Net income	—	—	—	2,310	—	2,310
Common Stock issued under Equity Bonus Plan, 29,293 shares	—	30	304	—	—	334
Other comprehensive income (loss)	—	—	—	—	628	628
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.16 per share)	—	—	—	(2,001)	—	(2,001)
Balance March 31, 2024 (unaudited)	$33,058	$12,505	$149,389	$67,699	$(12,331)	$250,320

Balance December 31, 2024	$33,058	$12,505	$149,389	$72,965	$(12,868)	$255,049
Net (loss) income	—	—	—	(6,166)	—	(6,166)
Common Stock issued in private placement, 186,787 shares	—	186	1,395	—	—	1,581
Other comprehensive income	—	—	—	—	1,688	1,688
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.01 per share)	—	—	—	(125)	—	(125)
Balance March 31, 2025 (unaudited)	$33,058	$12,691	$150,784	$66,092	$(11,180)	$251,445
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash Flows From Operating Activities
Net (loss) income	$(6,166)	$2,310
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	14,548	2,304
Depreciation and amortization	1,095	1,001
Amortization of operating leases	124	17
Amortization/Accretion of investments	(1,430)	127
(Gain) loss on sale/call of securities	—	—
(Gain) loss on sale of assets	(4)	(6)
Repossessed asset write downs, gains and losses on dispositions	14	101
FHLB stock dividends	(129)	(202)
Change in operating lease liabilities	(115)	(17)
Change in other assets and liabilities, net	(2,548)	(3,639)
Net Cash Provided By Operating Activities	5,389	1,996

Cash Flows From Investing Activities
Proceeds from maturities and calls of HTM securities	2	—
Proceeds from maturities, calls and sales of AFS securities	110,649	50,339
Funds invested in AFS securities	(99,276)	(4,200)
Funds invested in Federal Home Loan Bank stock	—	—
Proceeds from sale/redemption of Federal Home Loan Bank stock	—	3,182
Net decrease (increase) in loans	174,355	(6,153)
Purchase of premises and equipment	(208)	(1,600)
Proceeds from sales of premises and equipment	4	6
Proceeds from sales of other real estate owned	130	269
Net Cash Provided By Investing Activities	185,656	41,843

Cash Flows From Financing Activities
Net (decrease) increase in deposits	(136,794)	54,782
Net increase (decrease) in federal funds purchased and short-term borrowings	104	(59,463)
Proceeds from long-term borrowings	—	—
Repayment of long-term borrowings	(1,008)	(21,007)
Proceeds from subordinated debentures	—	29,700
Proceeds from issuance of common stock	1,581	334
Dividends paid on preferred stock	(582)	(582)
Dividends paid on common stock	(125)	(2,001)
Net Cash (Used In) Provided By Financing Activities	(136,824)	1,763

Net Increase In Cash and Cash Equivalents	54,221	45,602
Cash and Cash Equivalents at the Beginning of the Period	564,208	286,455
Cash and Cash Equivalents at the End of the Period	$618,429	$332,057

Noncash Activities:
Acquisition of real estate in settlement of loans	$—	$149

Cash Paid During The Period:
Interest on deposits and borrowed funds	$33,172	$32,612
Federal income taxes	$2,000	$—
State income taxes	$—	$—
 See Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements and the footnotes of First Guaranty Bancshares, Inc. ("First Guaranty") thereto should be read in conjunction with the audited consolidated financial statements and note disclosures for First Guaranty previously filed with the Securities and Exchange Commission in First Guaranty's Annual Report on Form 10-K for the year ended December 31, 2024.

The consolidated financial statements include the accounts of First Guaranty Bancshares, Inc. and its wholly owned subsidiary First Guaranty Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations at March 31, 2025 and for the three month periods ended March 31, 2025 and 2024 are not necessarily indicative of the results expected for the full year or any other interim period. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for credit losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and the valuation of investment securities.

Note 2. Recent Accounting Pronouncements

Accounting Standards Adopted in 2025

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

ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures" (ASU 2024-03") requires the disaggregation of certain expenses in the notes to the financial statements, to provide enhanced transparency into the expense captions presented on the face of the income statement. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 31, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU may be applied either prospectively or retrospectively. The Company is currently evaluating the impact that this update will have on its disclosures in the consolidated financial statements.

Note 3. Securities

A summary comparison of securities by type at March 31, 2025 and December 31, 2024 is shown below.

	March 31, 2025				December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasuries	$49,173	$—	$(62)	$49,111	$147,840	$33	$(93)	$147,780
U.S. Government Agencies	—	—	—	—	—	—	—	—
Corporate debt securities	12,250	70	(514)	11,806	12,250	—	(668)	11,582
Municipal bonds	16,485	132	(521)	16,096	21,736	220	(339)	21,617
Collateralized mortgage obligations	44,036	159	(49)	44,146	32,065	—	(446)	31,619
Mortgage-backed securities	152,511	419	(1,062)	151,868	70,430	—	(1,931)	68,499
Total available for sale securities	$274,455	$780	$(2,208)	$273,027	$284,321	$253	$(3,477)	$281,097

Held to maturity:
U.S. Government Agencies	$266,978	$—	$(57,559)	$209,419	$266,761	$—	$(64,671)	$202,090
Corporate debt securities	55,055	2	(4,835)	50,222	55,011	—	(5,643)	49,368
Total held to maturity securities	$322,033	$2	$(62,394)	$259,641	$321,772	$—	$(70,314)	$251,458

The scheduled maturities of securities at March 31, 2025, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to calls or prepayments. Mortgage-backed securities are not due at a single maturity because of amortization and potential prepayment of the underlying mortgages. For this reason, they are presented separately in the maturity table below:

	At March 31, 2025
(in thousands)	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$50,395	$50,331
Due after one year through five years	5,645	5,653
Due after five years through 10 years	19,153	18,558
Over 10 years	2,715	2,471
Subtotal	77,908	77,013
Collateralized mortgage obligations	44,036	44,146
Mortgage-backed securities	152,511	151,868
Total available for sale securities	$274,455	$273,027

Held to maturity:
Due in one year or less	$—	$—
Due after one year through five years	8,395	7,872
Due after five years through 10 years	133,892	117,585
Over 10 years	179,746	134,184
Total held to maturity securities	$322,033	$259,641

At March 31, 2025, $289.6 million of First Guaranty's securities were pledged to secure public funds deposits and borrowings. The pledged securities had a market value of $239.8 million as of March 31, 2025.

Accrued interest receivable on First Guaranty's investment securities was $3.0 million and $1.4 million at March 31, 2025 and December 31, 2024, respectively, and was included in accrued interest receivable on the consolidated balance sheet. First Guaranty had a $0.2 million allowance for credit losses related to the held to maturity portfolio at March 31, 2025 and December 31, 2024.

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at March 31, 2025.

				At March 31, 2025
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	2	$49,112	$(62)	—	$—	$—	2	$49,112	$(62)
Corporate debt securities	—	—	—	11	8,986	(514)	11	8,986	(514)
Municipal bonds	10	3,600	(64)	31	4,977	(457)	41	8,577	(521)
Collateralized mortgage obligations	3	16,054	(49)	—	—	—	3	16,054	(49)
Mortgage-backed securities	15	70,429	(904)	6	3,441	(158)	21	73,870	(1,062)
Total available for sale securities	30	$139,195	$(1,079)	48	$17,404	$(1,129)	78	$156,599	$(2,208)

Held to maturity:
U.S. Government Agencies	—	$—	$—	29	$209,418	$(57,559)	29	$209,418	$(57,559)
Corporate debt securities	—	—	—	56	49,899	(4,835)	56	49,899	(4,835)
Total held to maturity securities	—	$—	$—	85	$259,317	$(62,394)	85	$259,317	$(62,394)

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at December 31, 2024.

				At December 31, 2024
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	2	$48,615	$(93)	—	$—	$—	2	$48,615	$(93)
U.S. Government Agencies	—	—	—	—	—	—	—	—	—
Corporate debt securities	2	1,965	(35)	12	9,617	(633)	14	11,582	(668)
Municipal bonds	2	505	(4)	34	5,406	(335)	36	5,911	(339)
Collateralized mortgage obligations	8	31,619	(446)	—	—	—	8	31,619	(446)
Mortgage-backed securities	15	65,089	(1,721)	6	3,410	(210)	21	68,499	(1,931)
Total available for sale securities	29	$147,793	$(2,299)	52	$18,433	$(1,178)	81	$166,226	$(3,477)

Held to maturity:
U.S. Government Agencies	—	$—	$—	29	$202,090	$(64,671)	29	$202,090	$(64,671)
Corporate debt securities	1	322	(3)	56	49,046	(5,640)	57	49,368	(5,643)
Total held to maturity securities	1	$322	$(3)	85	$251,136	$(70,311)	86	$251,458	$(70,314)

As of March 31, 2025, 163 of First Guaranty's debt securities had unrealized losses totaling 13.4% of the individual securities' amortized cost basis and 10.8% of First Guaranty's total amortized cost basis of the investment securities portfolio. 133 of the 163 securities had been in a continuous loss position for over 12 months at such date. The 133 securities had an aggregate amortized cost basis of $340.2 million and an unrealized loss of $63.5 million at March 31, 2025. Management has the intent and ability to hold these debt securities until maturity or until anticipated recovery.

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

Corporate debt securities in a loss position consist primarily of corporate bonds issued by businesses in the financial, insurance, utility, manufacturing, industrial, consumer products and oil and gas industries. There were no held to maturity corporate securities with a credit related impairment loss at March 31, 2025. First Guaranty believes that the remaining issuers will be able to fulfill the obligations of these securities based on evaluations described above. First Guaranty has the ability and intent to hold these securities until they recover, which could be at their maturity dates.

There were no charge-offs recognized on securities during the three months ended March 31, 2025 and 2024. There were no provisions for credit losses recognized on securities during the three months ended March 31, 2025 and 2024.

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

At March 31, 2025, First Guaranty's exposure to bond issuers that exceeded 10% of shareholders' equity is below:

	At March 31, 2025
(in thousands)	Amortized Cost	Fair Value
U.S. Government Treasuries (U.S.)	$49,173	$49,112
Federal Home Loan Bank (FHLB)	32,328	26,596
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	99,036	73,146
Federal Farm Credit Bank (FFCB)	139,346	113,253
Government National Mortgage Association (Ginnie Mae-GNMA)	147,770	147,277
Total	$467,653	$409,384

Note 4. Loans

The following table summarizes the components of First Guaranty's loan portfolio as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$288,291	11.4%	$330,048	12.2%
Farmland	29,961	1.2%	35,991	1.3%
1- 4 Family	444,373	17.6%	450,371	16.7%
Multifamily	144,518	5.7%	165,121	6.1%
Non-farm non-residential	1,117,174	44.4%	1,159,842	42.9%
Total Real Estate	2,024,317	80.3%	2,141,373	79.2%
Non-Real Estate:
Agricultural	37,599	1.5%	40,722	1.5%
Commercial and industrial (1)	234,511	9.3%	257,518	9.5%
Commercial leases	183,993	7.3%	220,200	8.2%
Consumer and other	39,773	1.6%	42,267	1.6%
Total Non-Real Estate	495,876	19.7%	560,707	20.8%
Total Loans Before Unearned Income	2,520,193	100.0%	2,702,080	100.0%
Unearned income	(7,405)		(8,300)
Total Loans Net of Unearned Income	$2,512,788		$2,693,780

(1) Includes PPP loans fully guaranteed by the SBA of $1.4 million and $1.6 million at March 31, 2025 and December 31, 2024, respectively.

Accrued interest receivable on First Guaranty's loans totaled $11.6 million and $13.4 million at March 31, 2025 and December 31, 2024, respectively, and is included in accrued interest receivable on the consolidated balance sheet. Accrued interest receivable is excluded from First Guaranty's estimate of the allowance for credit losses.

The following table summarizes fixed and floating rate loans by contractual maturity, excluding nonaccrual loans, as of March 31, 2025 and December 31, 2024 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	March 31, 2025			December 31, 2024
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$203,468	$196,711	$400,179	$240,685	$245,272	$485,957
More than one to five years	445,987	278,773	724,760	501,800	256,720	758,520
More than five to 15 years	62,545	253,222	315,767	62,412	293,173	355,585
Over 15 years	340,688	605,406	946,094	358,727	634,762	993,489
Subtotal	$1,052,688	$1,334,112	2,386,800	$1,163,624	$1,429,927	2,593,551
Nonaccrual loans			133,393			108,529
Total Loans Before Unearned Income			2,520,193			2,702,080
Unearned income			(7,405)			(8,300)
Total Loans Net of Unearned Income			$2,512,788			$2,693,780

Included in floating rate loans are loans that adjust to a floating rate following an initial fixed rate period. The initial fixed rate periods are typically one, three, or five years.

The following tables present the age analysis of past due loans at March 31, 2025 and December 31, 2024:

	As of March 31, 2025
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$212	$11,502	$11,714	$276,577	$288,291	$—
Farmland	—	2,177	2,177	27,784	29,961	—
1- 4 family	12,861	10,582	23,443	420,930	444,373	—
Multifamily	7,080	26,533	33,613	110,905	144,518	—
Non-farm non-residential	5,372	73,336	78,708	1,038,466	1,117,174	387
Total Real Estate	25,525	124,130	149,655	1,874,662	2,024,317	387
Non-Real Estate:
Agricultural	175	1,798	1,973	35,626	37,599	—
Commercial and industrial	889	6,152	7,041	227,470	234,511	—
Commercial leases	309	1,533	1,842	182,151	183,993	—
Consumer and other	629	167	796	38,977	39,773	—
Total Non-Real Estate	2,002	9,650	11,652	484,224	495,876	—
Total Loans Before Unearned Income	$27,527	$133,780	$161,307	$2,358,886	$2,520,193	$387
Unearned income					(7,405)
Total Loans Net of Unearned Income					$2,512,788

	As of December 31, 2024
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$1,562	$11,018	$12,580	$317,468	$330,048	$7,394
Farmland	—	2,619	2,619	33,372	35,991	—
1- 4 family	12,917	10,053	22,970	427,401	450,371	—
Multifamily	199	27,542	27,741	137,380	165,121	—
Non-farm non-residential	38,607	58,279	96,886	1,062,956	1,159,842	4,108
Total Real Estate	53,285	109,511	162,796	1,978,577	2,141,373	11,502
Non-Real Estate:
Agricultural	677	1,992	2,669	38,053	40,722	—
Commercial and industrial	1,293	6,762	8,055	249,463	257,518	—
Commercial leases	—	1,533	1,533	218,667	220,200	—
Consumer and other	860	233	1,093	41,174	42,267	—
Total Non-Real Estate	2,830	10,520	13,350	547,357	560,707	—
Total Loans Before Unearned Income	$56,115	$120,031	$176,146	$2,525,934	$2,702,080	$11,502
Unearned income					(8,300)
Total Loans Net of Unearned Income					$2,693,780

The tables above include $133.4 million and $108.5 million of nonaccrual loans at March 31, 2025 and December 31, 2024, respectively. See the tables below for more detail on nonaccrual loans.

The following is a summary of nonaccrual loans by class at the dates indicated:

	As of March 31, 2025
(in thousands)	With Related Allowance	Without Related Allowance	Total
Real Estate:
Construction & land development	$9,952	$1,550	$11,502
Farmland	665	1,512	2,177
1- 4 family	7,837	2,745	10,582
Multifamily	25,985	548	26,533
Non-farm non-residential	10,386	62,563	72,949
Total Real Estate	54,825	68,918	123,743
Non-Real Estate:
Agricultural	883	915	1,798
Commercial and industrial	1,666	4,486	6,152
Commercial leases	286	1,247	1,533
Consumer and other	167	—	167
Total Non-Real Estate	3,002	6,648	9,650
Total Nonaccrual Loans	$57,827	$75,566	$133,393

	As of December 31, 2024
(in thousands)	With Related Allowance	Without Related Allowance	Total
Real Estate:
Construction & land development	$697	$2,927	$3,624
Farmland	678	1,941	2,619
1- 4 family	7,309	2,744	10,053
Multifamily	25,986	1,556	27,542
Non-farm non-residential	7,976	46,195	54,171
Total Real Estate	42,646	55,363	98,009
Non-Real Estate:
Agricultural	729	1,263	1,992
Commercial and industrial	1,724	5,038	6,762
Commercial leases	—	1,533	1,533
Consumer and other	233	—	233
Total Non-Real Estate	2,686	7,834	10,520
Total Nonaccrual Loans	$45,332	$63,197	$108,529

The following table presents First Guaranty's loan portfolio by credit quality classification and origination year as of the date indicated:

	As of March 31, 2025
	Term Loans by Origination Year
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Real Estate:
Construction & land development:
Pass	$526	$18,550	$123,362	$62,581	$16,906	7,965	$5,969	$235,859
Special Mention	—	1,206	169	4,962	—	140	7,968	14,445
Substandard	1,350	—	27,460	8,561	142	474	—	37,987
Doubtful	—	—	—	—	—	—	—	—
Total Construction & land development	1,876	19,756	150,991	76,104	17,048	8,579	13,937	288,291
Current period gross charge-offs	—	—	—	5,794	—	—	—	5,794
Farmland
Pass	—	2,329	7,723	3,459	3,294	3,189	1,975	21,969
Special Mention	—	3,021	—	54	—	1,729	—	4,804
Substandard	—	—	381	24	—	2,783	—	3,188
Doubtful	—	—	—	—	—	—	—	—
Total Farmland	—	5,350	8,104	3,537	3,294	7,701	1,975	29,961
Current period gross charge-offs	—	—	—	—	—	—	—	—
1- 4 family
Pass	6,103	60,918	95,807	100,387	56,939	78,843	6,825	405,822
Special Mention	—	608	3,651	1,767	4,565	3,850	633	15,074
Substandard	—	23	4,587	3,413	5,304	6,154	3,648	23,129
Doubtful	—	—	—	73	82	120	73	348
Total 1- 4 family	6,103	61,549	104,045	105,640	66,890	88,967	11,179	444,373
Current period gross charge-offs	—	—	—	—	—	—	—	—
Multifamily
Pass	—	442	9,106	42,957	46,571	6,415	1,280	106,771
Special Mention	—	—	—	19	502	1,558	—	2,079
Substandard	—	—	—	35,120	—	548	—	35,668
Doubtful	—	—	—	—	—	—	—	—
Total Multifamily	—	442	9,106	78,096	47,073	8,521	1,280	144,518
Current period gross charge-offs	—	—	—	—	—	—	—	—
Non-farm non-residential
Pass	4,981	37,771	157,936	205,590	91,433	299,799	42,580	840,090
Special Mention	—	15,919	37,483	348	8,586	45,797	8,729	116,862
Substandard	—	11,372	19,926	68,066	27,391	29,084	4,317	160,156
Doubtful	—	—	—	—	—	66	—	66
Total non-farm non-residential	4,981	65,062	215,345	274,004	127,410	374,746	55,626	1,117,174
Current period gross charge-offs	—	—	—	—	—	—	—	—
Total Real Estate	12,960	152,159	487,591	537,381	261,715	488,514	83,997	2,024,317

Non-Real Estate:
Agricultural
Pass	592	1,887	2,255	3,375	2,872	3,716	13,716	28,413
Special Mention	90	112	74	1,909	9	294	219	2,707
Substandard	—	—	97	4,260	155	1,876	75	6,463
Doubtful	—	—	—	—	—	16	—	16
Total Agricultural	682	1,999	2,426	9,544	3,036	5,902	14,010	37,599
Current period gross charge-offs	—	169	—	—	—	—	—	169
Commercial and industrial
Pass	5,722	24,124	23,885	15,202	36,600	22,706	82,885	211,124

Special Mention	9	4,050	280	75	203	231	2,622	7,470
Substandard	36	23	402	838	861	996	12,761	15,917
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and industrial	5,767	28,197	24,567	16,115	37,664	23,933	98,268	234,511
Current period gross charge-offs	—	73	43	231	58	13	—	418
Commercial leases
Pass	2,173	44,235	57,420	33,907	26,143	—	—	163,878
Special Mention	—	—	—	18,582	—	—	—	18,582
Substandard	—	—	—	1,533	—	—	—	1,533
Doubtful	—	—	—	—	—	—	—	—
Total Commercial leases	2,173	44,235	57,420	54,022	26,143	—	—	183,993
Current period gross charge-offs	—	—	—	—	—	—	—	—
Consumer and other loans
Pass	2,269	7,179	13,612	3,302	2,602	9,960	—	38,924
Special Mention	—	—	29	35	92	19	—	175
Substandard	—	75	70	234	241	54	—	674
Doubtful	—	—	—	—	—	—	—	—
Total Consumer and other loans	2,269	7,254	13,711	3,571	2,935	10,033	—	39,773
Current period gross charge-offs	100	71	119	111	72	23	—	496
Total Non-Real Estate	10,891	81,685	98,124	83,252	69,778	39,868	112,278	495,876
Total Loans
Pass	22,366	197,435	491,106	470,760	283,360	432,593	155,230	2,052,850
Special Mention	99	24,916	41,686	27,751	13,957	53,618	20,171	182,198
Substandard	1,386	11,493	52,923	122,049	34,094	41,969	20,801	284,715
Doubtful	—	—	—	73	82	202	73	430
Total Loans Before Unearned Income	$23,851	$233,844	$585,715	$620,633	$331,493	$528,382	$196,275	$2,520,193
Unearned income								(7,405)
Total Loans Net of Unearned Income								$2,512,788
Total Current Period Gross Charge-offs	$100	$313	$162	$6,136	$130	$36	$—	$6,877

	As of December 31, 2024
	Term Loans by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Real Estate:
Construction & land development:
Pass	$18,411	$110,178	$135,554	$17,703	$1,728	4,422	$12,734	$300,730
Special Mention	609	16,956	91	—	81	64	30	17,831
Substandard	—	1,461	8,572	599	246	525	—	11,403
Doubtful	—	—	—	84	—	—	—	84
Total Construction & land development	19,020	128,595	144,217	18,386	2,055	5,011	12,764	330,048
Current period gross charge-offs	—	—	39	—	—	—	—	39
Farmland
Pass	2,373	11,976	3,499	3,312	1,599	1,922	2,865	27,546
Special Mention	3,029	—	57	—	1,656	76	—	4,818
Substandard	—	381	27	—	2,592	627	—	3,627
Doubtful	—	—	—	—	—	—	—	—
Total Farmland	5,402	12,357	3,583	3,312	5,847	2,625	2,865	35,991
Current period gross charge-offs	—	—	258	—	—	—	—	258

1- 4 family
Pass	62,044	98,098	101,780	63,313	36,285	47,263	9,896	418,679
Special Mention	431	1,644	1,775	326	2,383	2,320	1,039	9,918
Substandard	—	4,186	3,129	4,689	1,619	4,343	3,543	21,509
Doubtful	—	—	73	—	—	119	73	265
Total 1- 4 family	62,475	103,928	106,757	68,328	40,287	54,045	14,551	450,371
Current period gross charge-offs	—	—	174	59	5	796	—	1,034
Multifamily
Pass	446	9,196	44,395	48,143	14,607	5,135	4,419	126,341
Special Mention	—	—	7,100	506	—	1,577	—	9,183
Substandard	—	—	28,041	—	—	1,556	—	29,597
Doubtful	—	—	—	—	—	—	—	—
Total Multifamily	446	9,196	79,536	48,649	14,607	8,268	4,419	165,121
Current period gross charge-offs	—	—	—	—	—	—	—	—
Non-farm non-residential
Pass	68,227	202,084	250,338	95,588	96,967	251,914	38,698	1,003,816
Special Mention	—	4,390	354	8,509	1,067	34,467	9,208	57,995
Substandard	11,356	9,213	32,688	37,181	916	2,917	3,694	97,965
Doubtful	—	—	—	—	66	—	—	66
Total non-farm non-residential	79,583	215,687	283,380	141,278	99,016	289,298	51,600	1,159,842
Current period gross charge-offs	—	3,793	1,031	3,009	331	836	—	9,000
Total Real Estate	166,926	469,763	617,473	279,953	161,812	359,247	86,199	2,141,373

Non-Real Estate:
Agricultural
Pass	2,102	2,766	7,815	2,904	1,142	5,676	13,130	35,535
Special Mention	18	74	1,793	10	132	112	91	2,230
Substandard	169	51	—	663	128	1,915	12	2,938
Doubtful	—	—	—	—	—	19	—	19
Total Agricultural	2,289	2,891	9,608	3,577	1,402	7,722	13,233	40,722
Current period gross charge-offs	—	—	—	33	—	—	—	33
Commercial and industrial
Pass	27,172	26,410	19,230	39,601	30,833	13,946	80,769	237,961
Special Mention	4,082	660	78	91	38	80	306	5,335
Substandard	25	59	815	939	193	1,229	10,962	14,222
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and industrial	31,279	27,129	20,123	40,631	31,064	15,255	92,037	257,518
Current period gross charge-offs	185	702	913	563	2,168	342	—	4,873
Commercial leases
Pass	48,856	61,057	47,140	38,027	3,554	398	—	199,032
Special Mention	—	—	18,153	—	—	—	—	18,153
Substandard	—	—	3,015	—	—	—	—	3,015
Doubtful	—	—	—	—	—	—	—	—
Total Commercial leases	48,856	61,057	68,308	38,027	3,554	398	—	220,200
Current period gross charge-offs	—	—	—	—	—	—	—	—
Consumer and other loans
Pass	8,457	14,710	4,083	3,257	4,467	6,262	—	41,236
Special Mention	—	29	42	98	26	—	—	195
Substandard	96	176	276	221	29	38	—	836
Doubtful	—	—	—	—	—	—	—	—
Total Consumer and other loans	8,553	14,915	4,401	3,576	4,522	6,300	—	42,267
Current period gross charge-offs	438	802	1,013	693	283	125	—	3,354
Total Non-Real Estate	90,977	105,992	102,440	85,811	40,542	29,675	105,270	560,707
Total Loans

Pass	238,088	536,475	613,834	311,848	191,182	336,938	162,511	2,390,876
Special Mention	8,169	23,753	29,443	9,540	5,383	38,696	10,674	125,658
Substandard	11,646	15,527	76,563	44,292	5,723	13,150	18,211	185,112
Doubtful	—	—	73	84	66	138	73	434
Total Loans Before Unearned Income	$257,903	$575,755	$719,913	$365,764	$202,354	$388,922	$191,469	$2,702,080
Unearned income								(8,300)
Total Loans Net of Unearned Income								$2,693,780
Total Current Period Gross Charge-offs	$623	$5,297	$3,428	$4,357	$2,787	$2,099	$—	$18,591

Note 5. Allowance for Credit Losses on Loans

A summary of changes in the allowance for credit losses, by portfolio type, for the three months ended March 31, 2025 and 2024 are as follows:

	For the Three Months Ended March 31,
	2025
(in thousands)	Beginning Allowance (12/31/2024)	Charge-offs	Recoveries	Provision	Ending Allowance (3/31/2025)
Real Estate:
Construction & land development	$3,930	$(5,794)	$—	$8,285	$6,421
Farmland	50	—	—	—	50
1- 4 family	9,243	—	10	618	9,871
Multifamily	3,949	—	—	1,345	5,294
Non-farm non-residential	11,531	—	5	3,584	15,120
Total Real Estate	28,703	(5,794)	15	13,832	36,756
Non-Real Estate:
Agricultural	204	(169)	—	52	87
Commercial and industrial	1,994	(418)	25	514	2,115
Commercial leases	1,719	—	—	107	1,826
Consumer and other	1,337	(496)	200	107	1,148
Unallocated	854	—	—	236	1,090
Total Non-Real Estate	6,108	(1,083)	225	1,016	6,266
Total Loans	$34,811	$(6,877)	$240	$14,848	$43,022
Unfunded lending commitments	1,210	—	—	(300)	910
Total	$36,021	$(6,877)	$240	$14,548	$43,932

	For the Three Months Ended March 31,
	2024
(in thousands)	Beginning Allowance (12/31/2023)	Charge-offs	Recoveries	Provision	Ending Allowance (3/31/2024)
Real Estate:
Construction & land development	$5,845	$—	$1	$(1,016)	$4,830
Farmland	36	—	—	27	63
1- 4 family	6,653	(41)	3	(20)	6,595
Multifamily	1,614	—	—	163	1,777
Non-farm non-residential	10,596	—	8	712	11,316
Total Real Estate	24,744	(41)	12	(134)	24,581
Non-Real Estate:
Agricultural	97	(33)	10	46	120
Commercial and industrial	2,711	(627)	115	1,684	3,883
Commercial leases	1,948	—	—	(564)	1,384
Consumer and other	1,426	(1,584)	118	1,522	1,482
Unallocated	—	—	—	—	—
Total Non-Real Estate	6,182	(2,244)	243	2,688	6,869
Total Loans	$30,926	$(2,285)	$255	$2,554	$31,450
Unfunded lending commitments	2,810	—	—	(250)	2,560
Total	$33,736	$(2,285)	$255	$2,304	$34,010

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio and by recoveries. The result is an allocation of the credit loss reserve from one category to another.

A summary of the allowance along with loans and leases individually and collectively evaluated are as follows:

	As of March 31, 2025
(in thousands)	Allowance Individually Evaluated	Allowance Collectively Evaluated	Total Allowance for Credit Losses	Loans Individually Evaluated	Loans Collectively Evaluated	Total Loans before Unearned Income
Real Estate:
Construction & land development	$3,010	$3,411	$6,421	$20,386	$267,905	$288,291
Farmland	—	50	50	2,543	27,418	29,961
1- 4 family	437	9,434	9,871	10,389	433,984	444,373
Multifamily	4,262	1,032	5,294	35,668	108,850	144,518
Non-farm non-residential	4,748	10,372	15,120	91,799	1,025,375	1,117,174
Total Real Estate	12,457	24,299	36,756	160,785	1,863,532	2,024,317
Non-Real Estate:
Agricultural	—	87	87	915	36,684	37,599
Commercial and industrial	113	2,002	2,115	4,898	229,613	234,511
Commercial leases	233	1,593	1,826	1,533	182,460	183,993
Consumer and other	—	1,148	1,148	—	39,773	39,773
Unallocated	—	1,090	1,090	—	—	—
Total Non-Real Estate	346	5,920	6,266	7,346	488,530	495,876
Total	$12,803	$30,219	$43,022	$168,131	$2,352,062	2,520,193
Unearned Income						(7,405)
Total Loans Net of Unearned Income						$2,512,788

All loans individually evaluated for impairment as of March 31, 2025 were considered collateral dependent loans.

	As of December 31, 2024
(in thousands)	Allowance Individually Evaluated	Allowance Collectively Evaluated	Total Allowance for Credit Losses	Loans Individually Evaluated	Loans Collectively Evaluated	Total Loans before Unearned Income
Real Estate:
Construction & land development	$403	$3,527	$3,930	$10,724	$319,324	$330,048
Farmland	—	50	50	2,973	33,018	35,991
1- 4 family	430	8,813	9,243	3,174	447,197	450,371
Multifamily	2,942	1,007	3,949	27,516	137,605	165,121
Non-farm non-residential	1,229	10,302	11,531	54,201	1,105,641	1,159,842
Total Real Estate	5,004	23,699	28,703	98,588	2,042,785	2,141,373
Non-Real Estate:
Agricultural	129	75	204	2,151	38,571	40,722
Commercial and industrial	3	1,991	1,994	5,194	252,324	257,518
Commercial leases	—	1,719	1,719	3,015	217,185	220,200
Consumer and other	—	1,337	1,337	—	42,267	42,267
Unallocated	—	854	854	—	—	—
Total Non-Real Estate	132	5,976	6,108	10,360	550,347	560,707
Total	$5,136	$29,675	$34,811	$108,948	$2,593,132	2,702,080
Unearned Income						(8,300)
Total loans net of unearned income						$2,693,780

All loans individually evaluated for impairment as of December 31, 2024 were considered collateral dependent loans.

As of March 31, 2025 and December 31, 2024, First Guaranty had loans totaling $133.4 million and $108.5 million, respectively, not accruing interest. As of March 31, 2025, and December 31, 2024, First Guaranty had loans past due 90 days or more and still accruing interest totaling $0.4 million and $11.5 million, respectively. The average outstanding balance of nonaccrual loans at March 31, 2025 was $117.0 million compared to $63.4 million as of December 31, 2024.

The Bank held loans that were individually evaluated for impairment at March 31, 2025 for which the repayment, on the basis of the assessment at the reporting date, is expected to be provided substantially though the operation or sale of the collateral and the borrower is experiencing financial difficulty. The Allowance for Credit Losses for these collateral-dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the type of collateral that secure collateral dependent loans:
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

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

Occasionally, the Bank modifies loans to borrowers in financial distress by providing certain concessions, such as principal forgiveness, term extension, an other-than-insignificant payment delay, interest only for a specified period of time, an interest rate reduction, or a combination of such concessions. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. Upon the Bank’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is charged-off. Reportable modifications to borrowers experiencing financial difficulty (MEFD) during the three months ended March 31, 2025 consisted of a $16.7 million term extension. The bank had $0 unfunded commitments to borrowers whose terms have been modified as a reportable MEFD as of March 31, 2025.

As of March 31, 2025, there have been no loans that were modified with in the previous 12 months for which there has been payment default during the period.

Note 6. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment testing. Other intangible assets continue to be amortized over their useful lives. First Guaranty's goodwill is the difference in purchase price over the fair value of net assets acquired from its acquisition of Homestead Bancorp in 2007, Premier Bancshares, Inc. in 2017 and Union Bancshares, Incorporated in 2019. Goodwill totaled $12.9 million at March 31, 2025 and December 31, 2024. No impairment charges have been recognized on First Guaranty's intangible assets since acquisition. Loan servicing assets totaled $0.4 million at March 31, 2025 and December 31, 2024. Other intangible assets recorded include core deposit intangibles, which are subject to amortization. The weighted-average amortization period remaining for First Guaranty's core deposit intangibles is 4 years at March 31, 2025. The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions.

Note 7. Other Real Estate (ORE)

Other real estate owned consists of the following at the dates indicated:

(in thousands)	March 31, 2025	December 31, 2024
Real Estate Owned Acquired by Foreclosure:
Residential	$62	$226
Construction & land development	—	3
Non-farm non-residential	90	90
Total Other Real Estate Owned and Foreclosed Property	152	319
Allowance for Other Real Estate Owned losses	—	—
Net Other Real Estate Owned and Foreclosed Property	$152	$319

Loans secured by one-to-four family residential properties in the process of foreclosure totaled $1.6 million as of March 31, 2025.

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

Below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at March 31, 2025 and December 31, 2024:

Contract Amount

(in thousands)	March 31, 2025	December 31, 2024
Commitments to Extend Credit	$119,196	$134,178
Unfunded Commitments under lines of credit	$176,757	$186,006
Commercial and Standby letters of credit	$13,526	$13,576

Allowance For Credit Losses - Off- Balance-Sheet Credit Exposures

The provision for credit losses on unfunded commitments was a reversal of $0.3 million for both the three months ended March 31, 2025 and March 31, 2024. The ACL on off-balance-sheet credit exposures total $0.9 million at March 31, 2025 and $1.2 million at December 31, 2024 and is included in other liabilities on the accompanying consolidated balance sheets.

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

First Guaranty recorded operating right-of-use ("ROU") assets and corresponding lease liabilities of $11.5 million and $11.5 million, respectively.

Information concerning First Guaranty’s leases is as follows:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Weighted-average lease term (in years)	14	4.3
Weighted-average discount rate	7.9%	2.9%

First Guaranty’s operating lease ROU assets were $11.5 million and $11.6 million at March 31, 2025 and December 31, 2024, respectively, and the related operating lease liabilities were $11.5 million and $11.6 million, respectively. The ROU asset is included in Other Assets on the balance sheet, and the related operating lease liabilities are included in Other liabilities.

Operating lease expense, including short-term leases, is included in occupancy expense in the amount of $0.4 million and $0.1 million for the three months end March 31, 2025 and 2024, respectively. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Cash payment for amounts included in the measurement of lease liabilities of $0.4 million and $30,000 were included in operating cash flows for the respective three-month periods.

The following table reports minimum lease payments under non-cancelable operating leases at March 31, 2025:

(in thousands)
2025	$1,055
2026	1,406
2027	1,406
2028	1,351
2029	1,307
Thereafter	12,797
Total lease payments	19,322
Less: interest	(7,798)
Present value of lease liabilities	$11,524

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified within Level 3 in First Guaranty's portfolio as of March 31, 2025 includes corporate debt and municipal securities.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	March 31, 2025	December 31, 2024
Available for Sale Securities Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$49,112	$147,780
Level 2: Significant Other Observable Inputs	218,084	127,222
Level 3: Significant Unobservable Inputs	5,831	6,095
Securities available for sale measured at fair value	$273,027	$281,097

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

The change in Level 1 securities available for sale from December 31, 2024 to March 31, 2025 was due to a net decrease in Treasury bills of $98.7 million. There were no transfers between Level 2 and Level 3 from December 31, 2024 to March 31, 2025. There were no transfers between Level 1 and 2 securities available for sale from December 31, 2024 to March 31, 2025.

The following table reconciles assets measured at fair value on a recurring basis using unobservable inputs (Level 3):

Level 3 Changes
(in thousands)	March 31, 2025
Balance, beginning of year	$6,095
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	(9)
Purchases, sales, issuances and settlements, net	(255)
Transfers in and/or out of Level 3	—
Balance as of end of period	$5,831

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held as of March 31, 2025.

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of March 31, 2025 and December 31, 2024, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At March 31, 2025	At December 31, 2024
Fair Value Measurements Using: Loans Individually Evaluated for Impairment
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	—	—
Level 3: Significant Unobservable Inputs	62,072	50,449
Loans individually evaluated for impairment measured at fair value	$62,072	$50,449

Fair Value Measurements Using: Other Real Estate Owned
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	152	319
Level 3: Significant Unobservable Inputs	—	—
Other real estate owned measured at fair value	$152	$319

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

Other Unrecognized Financial Instruments.

The fair value of commitments to extend credit is estimated using the fees charged to enter into similar legally binding agreements, taking into account the remaining terms of the agreements and customers' credit ratings. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit are based on fees charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2025 and December 31, 2024, the fair value of guarantees under commercial and standby letters of credit was not material.

The carrying amounts and estimated fair values of financial instruments at March 31, 2025 were as follows:

	Fair Value Measurements at March 31, 2025 Using
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets
Cash and due from banks	$617,866	$617,866	$—	$—	$617,866
Federal funds sold	563	563	—	—	563
Securities, available for sale	273,027	49,112	218,084	5,831	273,027
Securities, held for maturity	321,883	—	259,641	—	259,641
Loans held for sale	—	—	—	—	—
Loans, net	2,469,766	—	—	2,308,012	2,308,012
Cash surrender value of BOLI	6,047	—	—	6,047	6,047
Accrued interest receivable	14,574	—	—	14,574	14,574

Liabilities
Deposits	$3,339,466	$—	$—	$3,342,880	3,342,880
Short-term advances from Federal Home Loan Bank	—			—	—
Short-term borrowings	—	—	—	—	—
Repurchase agreements	7,113	—	—	7,130	7,130
Accrued interest payable	19,505	—	—	19,505	19,505
Long-term advances from Federal Home Loan Bank	135,000	—	—	136,019	136,019
Senior long-term debt	14,174	—	—	14,266	14,266
Junior subordinated debentures	44,760	—	—	45,000	45,000

The carrying amounts and estimated fair values of financial instruments at December 31, 2024 were as follows:

		Fair Value Measurements at December 31, 2023 Using
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets
Cash and due from banks	$563,778	$563,778	$—	$—	$563,778
Federal funds sold	430	430	—	—	430
Securities, available for sale	281,097	147,780	127,222	6,095	281,097
Securities, held for maturity	321,622	—	251,458	—	251,458
Loans, net	2,658,969	—	—	2,508,440	2,508,440
Cash surrender value of BOLI	6,012	—	—	6,012	6,012
Accrued interest receivable	14,850	—	—	14,850	14,850

Liabilities
Deposits	$3,476,260	$—	$—	$3,475,411	3,475,411
Short-term advances from Federal Home Loan Bank	—	—	—	—	—
Short-term borrowings	—	—	—	—	—
Repurchase agreements	7,009	—	—	7,005	7,005
Accrued interest payable	20,437	—	—	20,437	20,437
Long-term advances from Federal Home Loan Bank	135,000	—	—	134,977	134,977
Senior long-term debt	15,169	—	—	15,274	15,274
Junior subordinated debentures	44,745	—	—	45,000	45,000

There is no material difference between the contract amount and the estimated fair value of off-balance sheet items that are primarily comprised of short-term unfunded loan commitments that are generally at market prices.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of First Guaranty's financial condition and results of operations is intended to highlight the significant factors affecting First Guaranty's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data at March 31, 2025 and for the three months ended March 31, 2025 and 2024 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly First Guaranty's financial position and results of operations for such periods.

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

Three Months Ended March 31, 2025 Financial Overview

First Guaranty Bancshares is a Louisiana corporation and a financial holding company headquartered in Hammond, Louisiana. Our wholly-owned subsidiary, First Guaranty Bank, a Louisiana-chartered commercial bank, provides personalized commercial banking services primarily to Louisiana and Texas customers through 31 banking facilities primarily located in the MSAs of Hammond, Baton Rouge, Lafayette, Shreveport-Bossier City, Lake Charles and Alexandria, Louisiana and Dallas-Fort Worth-Arlington, Waco, Texas and Mideast markets in Kentucky and West Virginia. We emphasize personal relationships and localized decision making to ensure that products and services are matched to customer needs. We compete for business principally on the basis of personal service to customers, customer access to officers and directors and competitive interest rates and fees.

Financial highlights for the three months ended March 31, 2025 are as follows:

•First Guaranty continued with its business strategy to reduce risk in the loan portfolio during the first quarter of 2025. First Guaranty completed the sale of two commercial real estate loans that totaled $70.0 million that the bank identified as experiencing credit deterioration. First Guaranty realized a loss on the sale of the two loans of $5.8 million which was recorded through the allowance for credit losses and subsequent charge offs to the allowance. The first loan was a construction project located in Louisiana with a balance of $41.0 million. The second loan was a land development project located in Texas with a balance of $28.9 million. Both credits were performing at December 31, 2024 but displayed credit related weaknesses that prompted First Guaranty to sell the two loans in order to reduce risk.

•First Guaranty recorded a provision to the credit allowance of $14.5 million for the first quarter of 2025. $5.8 million of the provision was related to the loan sale. Loan charge-offs totaled $1.1 million excluding the charge-offs recorded for the loan sale. Nonaccrual loan balances increased to $133.4 million at March 31, 2025, an increase of $24.9 million compared to December 31, 2024. The increase in nonaccrual loans was concentrated in two credits. The first was a $33.0 million loan related to an assisted living center located in Alabama. This loan was performing at December 31, 2024 but was placed in nonaccrual during the first quarter of 2025. The second nonaccrual loan was a $7.4 million land development loan located in Texas previously recorded as accruing but greater than 90 days. Partially offsetting this increase in nonaccrual loans was the sale of $14.1 million in nonaccrual loans secured by a shopping center.

•First Guaranty loan balances declined to $2.51 billion at March 31, 2025 compared to $2.69 billion at December 31, 2024, $2.77 billion at September 30, 2024 and $2.83 billion at June 30, 2024. The reduction in loan balances occurred due to participations, payoffs, write offs, loan sales and loan amortization. The continued reduction was part of First Guaranty’s strategy to reduce loan concentration risk particularly related to commercial real estate loans. Total real estate secured loans declined to $2.02 billion at March 31, 2025 compared to $2.14 billion at December 31, 2024, $2.16 billion at September 30, 2024 and $2.18 billion at June 30, 2024. First Guaranty’s unfunded loan commitments for commercial real estate construction declined to $58 million at March 31, 2025 compared to $72 million at December 31, 2024, $108 million at September 30, 2024 and $147 million at June 30, 2024. First Guaranty anticipates continuing to reduce commercial real estate secured loans in 2025.

•Total assets decreased $143.5 million and were $3.8 billion at March 31, 2025 and $4.0 billion at December 31, 2024. Total loans at March 31, 2025 were $2.5 billion, a decrease of $181.0 million, or 6.7%, compared with December 31, 2024. Total deposits were $3.3 billion at March 31, 2025, a decrease of $136.8 million, or 3.9%, compared with December 31, 2024. Retained earnings were $66.1 million at March 31, 2025, a decrease of $6.9 million compared to $73.0 million at December 31, 2024. Shareholders' equity was $251.4 million and $255.0 million at March 31, 2025 and December 31, 2024, respectively.

•Net (loss) income for the three months ended March 31, 2025 and 2024 was $(6.2) million and $2.3 million, respectively, a decrease of $8.5 million.

•Earnings per common share were $(0.54) and $0.14 for three months ended March 31, 2025 and 2024, respectively. Total weighted average shares outstanding were 12,506,792 and 12,489,910 for the three months ended March 31, 2025 and 2024, respectively. The change in shares was due to the issuance of 186,787 shares of common stock under private placement in 2025.

•The allowance for credit losses was $43.0 million or 1.71% of total loans at March 31, 2025 compared to $34.8 million or 1.29% at December 31, 2024.

•Net interest income for the three months ended March 31, 2025 was $22.2 million compared to $21.9 million for the three months ended March 31, 2024.

•The provision for credit losses for the three months ended March 31, 2025 was $14.5 million compared to $2.3 million for the three months ended March 31, 2024. As previously noted, $5.8 million of the provision was related to the sale of two commercial real estate loans.

•Charge-offs were $6.9 million during the first three months ended March 31, 2025 and $2.3 million during the same period in 2024. $5.8 million of the charge-offs in 2025 was related to the loan sales noted above. Recoveries totaled $0.2 million during the first three months ended March 31, 2025 and $0.3 million during the same period in 2024.

•First Guaranty had $0.2 million of other real estate owned as of March 31, 2025 compared to $0.3 million at December 31, 2024.

•The net interest margin for the three months ended March 31, 2025 was 2.35% which was a decrease of 23 basis points from the net interest margin of 2.58% for the same period in 2024. Loans as a percentage of average interest earning assets decreased to 68.5% at March 31, 2025 compared to 80.8% at March 31, 2024.

•Investment securities totaled $594.9 million at March 31, 2025, a decrease of $7.8 million when compared to $602.7 million at December 31, 2024. At March 31, 2025, available for sale securities, at fair value, totaled $273.0 million, a decrease of $8.1 million when compared to $281.1 million at December 31, 2024. The decrease in available for sale securities was primarily due to maturity of Treasury securities. At March 31, 2025, held to maturity securities, at amortized cost and net of the allowance for credit losses totaled $321.9 million, an increase of $0.3 million when compared to $321.6 million at December 31, 2024. The allowance for credit losses for HTM securities was $0.2 million at March 31, 2025 and December 31, 2024.

•Total loans net of unearned income were $2.5 billion at March 31, 2025, a net decrease of $181.0 million from December 31, 2024. Total loans net of unearned income are reduced by the allowance for credit losses which totaled $43.0 million at March 31, 2025 and $34.8 million at December 31, 2024, respectively.

•Nonaccrual loans increased $24.9 million to $133.4 million at March 31, 2025 compared to $108.5 million at December 31, 2024. The increase in total nonaccrual loans was concentrated primarily in two commercial real estate relationships that totaled $40.3 million.

•At March 31, 2025, the largest 6 non-performing loan relationships comprise 78% of total non-performing loans. Additional details on the non-performing relationships are as follows:
1.A $32.9 million loan relationship secured by an assisted living center located in Alabama; the loan was placed on nonaccrual in the first quarter of 2025.
2.A $27.5 million loan relationship secured by an assisted living center located in Louisiana; the loan was placed on nonaccrual in the fourth quarter of 2024.
3.A $26.0 million loan relationship secured by a multifamily apartment complex located in Texas; the loan was placed on nonaccrual in the fourth quarter of 2024.
4.A $8.8 million loan relationship was placed on nonaccrual at June 30, 2024. The loan relationship originally totaled $37.0 million and was secured by five retail shopping center properties located in the Midwest. First Guaranty initiated liquidation of the collateral with two properties sold in the fourth quarter of 2024 and two properties sold in the first quarter of 2025. The proceeds, net of charge-offs, reduced the balance to $8.8 million at March 31, 2025. First Guaranty anticipates continued reduction in this loan relationship through additional sales of properties in 2025.
5.A $7.4 million loan relationship was placed on nonaccrual during the first quarter of 2025. The loan is secured by land located in Texas.
6.A $2.0 million loan relationship secured by a one- to four- family residential property located in West Virginia; the loan was placed on nonaccrual at June 30, 2024.

•First Guaranty charged off $6.9 million in loan balances during the first quarter of 2025. The details of the $6.9 million in charged-off loans were as follows:
1.First Guaranty charged off $0.4 million in consumer loans during the first quarter of 2025. The consumer loan charge offs included $0.1 million in credit card loans, $0.1 million of loans secured by automobiles or equipment, and $0.2 million in unsecured loans.
2.First Guaranty charged off $4.9 million on a construction and land development loan that was subsequently sold during the first quarter of 2025. This relationship had no remaining principal balance as of March 31, 2025.
3.First Guaranty charged off $0.9 million on a construction and land development loan that was subsequently sold during the first quarter of 2025. This relationship had no remaining principal balance as of March 31, 2025.
4.Smaller loans and overdrawn deposit accounts comprised the remaining $0.7 million of charge-offs for the first quarter of 2025.

•Noninterest expense totaled $18.0 million for the first quarter of 2025 which included $0.7 million in fees related to the loan sale. Noninterest expense totaled $17.9 million for the fourth quarter of 2024, $19.7 million for the third quarter of 2024, $20.6 million for the second quarter of 2024, and $18.9 million for the first quarter of 2024. Full time equivalent employees totaled 380 at March 31, 2025. Full time equivalent employees totaled 399 at December 31, 2024, 404 at September 30, 2024, and 491 at December 31, 2023.

•Return on average assets for the three months ended March 31, 2025 and 2024 was (0.63)% and 0.26%, respectively. Return on average common equity for the three months ended March 31, 2025 and 2024 was (12.29)% and 3.17%, respectively. Return on average assets is calculated by dividing annualized net income by average assets. Return on average common equity is calculated by dividing annualized net income by average common equity.

•Book value per common share was $17.21 as of March 31, 2025 compared to $17.75 as of December 31, 2024. The decrease was due primarily to the decrease in retained earnings and recent issuance of new shares, offset by changes in accumulated other comprehensive income ("AOCI"). AOCI is comprised of unrealized gains and losses on available for sale securities, including unrealized losses on available for sale securities at the time of transfer to held to maturity.

•First Guaranty's Board of Directors declared cash dividends of $0.01 and $0.16 per common share in the first quarter of 2025 and 2024. The reduction in the common stock dividend payment was done in order to increase capital as part of First Guaranty’s new business strategy announced in the third quarter of 2024. First Guaranty has paid 127 consecutive quarterly dividends as of March 31, 2025.

•First Guaranty paid preferred stock dividends of $0.6 million during the first three months of 2025 and 2024.

•First Guaranty closed three branches and consolidated two existing branches into one location on March 7, 2025. These branches were located in Louisiana. The impact of the branch closures and consolidation did not materially affect operations.

Financial Condition

Changes in Financial Condition from December 31, 2024 to March 31, 2025

Assets

Total assets at March 31, 2025 were $3.8 billion, a decrease of $143.5 million, or 3.6%, from December 31, 2024. Assets decreased primarily due to decreases in investment securities of $7.8 million and net loans of $189.2 million offset by an increase in cash and cash equivalents of $54.2 million at March 31, 2025 compared to December 31, 2024.

Loans

Net loans decreased $189.2 million, or 7.1%, to $2.5 billion at March 31, 2025 from December 31, 2024. Non-farm non-residential loan balances decreased $42.7 million due to paydowns. Construction and land development loans decreased $41.8 million principally due to the sale of loans and the conversion of existing loans to permanent financing. Commercial lease loan balances decreased $36.2 million primarily due to paydowns on the existing lease portfolio. First Guaranty's commercial lease portfolio generally has higher yields than commercial real estate loans but shorter average lives. Commercial and industrial loans decreased $23.0 million primarily due to paydowns. Multifamily loans decreased $20.6 million primarily due to paydowns. Farmland loans decreased $6.0 million primarily due to seasonal activity. One-to-four family residential loans decreased $6.0 million primarily due to paydowns. Agricultural loans decreased $3.1 million due to seasonal activity. Consumer and other loans decreased $2.5 million primarily due to paydowns. First Guaranty had approximately 3.3% of funded and 1.9% of unfunded commitments in our loan portfolio to businesses engaged in support or service activities for oil and gas operations. First Guaranty's hotel and hospitality portfolio totaled $176.6 million at March 31, 2025. As part of the management of risks in our loan portfolio, First Guaranty had previously established an internal guidance limit of approximately $200.0 million for its hotel and hospitality portfolio. First Guaranty had $336.2 million in loans related to our Texas markets at March 31, 2025 compared to $407.1 million at December 31, 2024. First Guaranty had $332.5 million in loans related to our Mideast markets in Kentucky and West Virginia at March 31, 2025 compared to $335.5 million at December 31, 2024. Syndicated loans at March 31, 2025 were $54.5 million, of which $27.2 million were shared national credits. Syndicated loans increased $0.7 million from $53.9 million at December 31, 2024.

As of March 31, 2025, 80.3% of our loan portfolio was secured by real estate. The largest portion of our loan portfolio, at 44.4% as of March 31, 2025, was non-farm non-residential loans secured by real estate. Approximately 55.9% of the loan portfolio was based on a floating rate tied to the prime rate, Secured Overnight Financing Rate ("SOFR"), or Treasury rates as of March 31, 2025. 47.1% of the loan portfolio is scheduled to mature within five years from March 31, 2025.

Commercial real estate (“CRE”) has received increased regulatory scrutiny in recent quarters due to valuation concerns associated with the increase in market interest rates and the impact of the COVID-19 pandemic. First Guaranty has utilized enhanced risk management practices for CRE concentration analysis for several years. First Guaranty Bank’s credit department conducts an annual stress test for CRE related loans that is presented to the Bank’s board of directors. The stress test analyzes the impact of changes in interest rates and cash flow on loan customers with credit exposures of $2.5 million or greater. First Guaranty generally requires personal guarantees on CRE loans. First Guaranty generally approves CRE loans with loan-to-values of 80% or less. First Guaranty also generally requires for construction related CRE loans that the borrower provides their equity contribution upfront before loan funds are advanced. First Guaranty modified its business strategy in 2024 to reduce exposure to commercial real estate related loans, particularly loans secured by non-owner occupied properties and construction loans for commercial real estate. First Guaranty continued this strategy in the first quarter of 2025.

First Guaranty has diversified its CRE portfolio across both industries and geographic location. The following is a summary of the largest CRE related loans associated with hotel and motels, office properties, apartment complexes, healthcare related properties, and properties under construction as of March 31, 2025. First Guaranty generally does not finance standalone multi-story office buildings in major metropolitan areas. The largest CRE loan secured by a hotel or motel totaled $19.8 million. The property is a flagged hotel located in Texas. The largest CRE loan secured by an office related property totaled $24.5 million and is located in Utah. The largest CRE loan secured by an apartment complex totaled $41.1 million and is located in Louisiana. The largest healthcare related loan is a $32.9 million property secured by an assisted living center located in Alabama. This healthcare loan is in non-accrual status. The largest CRE loan under construction totaled $29.1 million for an apartment complex and is secured by a property located in Texas.

The increase in classified assets at March 31, 2025 as compared to December 31, 2024 was due to a $99.6 million increase in substandard loans. The increase in substandard loans was primarily the result of downgrades during the first quarter of 2025 of one non-farm non-residential loan relationship totaling $48.6 million, from pass to substandard status, one construction and land development loan totaling $16.8 million, from special mention to substandard, one non-farm non-residential loan relationship totaling $15.8 million, from pass to substandard, and one commercial loan relationship totaling $11.1 million, from pass to substandard. Special mention loans increased by $56.5 million in 2025. The increase in special mention loans was primarily the result of downgrade during the first quarter of 2025 of two non-farm non-residential loan relationships, with balances of $26.6 million and $20.0 million, from pass to special mention status.

Net loans are reduced by the allowance for credit losses which totaled $43.0 million at March 31, 2025 and $34.8 million at December 31, 2024. Loan charge-offs were $6.9 million during the first three months of 2025 and $2.3 million during the same period in 2024. Recoveries totaled $0.2 million during the first three months of 2025 and $0.3 million during the same period in 2024. The provision for credit losses totaled $14.5 million for the first three months of 2025 and $2.3 million for the same period in 2024. See Note 4 of the Notes to Consolidated Financial Statements for more information on loans and Note 5 for more information on the allowance for credit losses.

Investment Securities

Investment securities at March 31, 2025 totaled $594.9 million, a decrease of $7.8 million compared to $602.7 million at December 31, 2024. The portfolio consists of both available for sale (AFS) and held to maturity securities (HTM). The securities designated as held to maturity are agency and corporate debt securities that are part of First Guaranty’s investment strategy and public funds collateralization program. We purchase securities for our investment portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and meet pledging requirements for public funds and borrowings.

The securities portfolio consisted principally of U.S. Government and Government agency securities, agency mortgage-backed securities, U.S. Government mortgage-backed securities, corporate debt securities and municipal bonds. U.S. government agencies consist of FHLB, Federal Farm Credit Bank ("FFCB"), Freddie Mac and Fannie Mae obligations. Mortgage-backed securities that we purchase are issued by Freddie Mac, Fannie Mae, or the U.S Government (GNMA). Management monitors the securities portfolio for both credit and interest rate risk. We generally limit the purchase of corporate securities to individual issuers to manage concentration and credit risk. Corporate securities generally have a maturity of 10 years or less. U.S. Government securities consist of U.S. Treasury securities that have maturities of less than two years. Government agency securities generally have maturities of 15 years or less. Agency and Government mortgage-backed securities generally stated final maturities of 15 to 20 years.

Our available for sale securities portfolio totaled $273.0 million at March 31, 2025, a decrease of $8.1 million, or 2.9%, compared to $281.1 million at December 31, 2024. The decrease was primarily due to the maturity of U.S. Treasury securities.

Our held to maturity securities portfolio totaled $321.9 million at March 31, 2025, an increase of $0.3 million, or 0.1%, compared to $321.6 million at December 31, 2024.

At March 31, 2025, $50.3 million, or 8.5%, of the securities portfolio was scheduled to mature in less than one year. $14.0 million, or 2.4%, of the securities portfolio, not including collateralized mortgage obligations and mortgage-backed securities, were scheduled to mature between one and five years. The majority of these securities were corporate bonds. $152.5 million, or 25.6%, of the securities portfolio, not including collateralized mortgage obligations and mortgage-backed securities, were scheduled to mature between five and ten years. Securities, not including collateralized mortgage obligations and mortgage-backed securities, with contractual maturity dates over 10 years totaled $182.2 million, or 30.6%, of the total securities portfolio at March 31, 2025. The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates. Prepayments of mortgages that collateralize mortgage-backed securities also affect the maturity of the securities portfolio. Based on internal forecasts as of March 31, 2025, management believes that the securities portfolio has a forecasted weighted average life of approximately 7.66 years based on the current interest rate environment. The portfolio had an estimated effective duration of 5.73 years at March 31, 2025.

There were no credit related impairment of available for sale securities during the three months ended March 31, 2025 or 2024. The allowance for credit losses for held to maturity securities was $0.2 million at March 31, 2025 and December 31, 2024.

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

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

(in thousands)	March 31, 2025	December 31, 2024
Nonaccrual loans:
Real Estate:
Construction and land development	$11,502	$3,624
Farmland	2,177	2,619
1- 4 family	10,582	10,053
Multifamily	26,533	27,542
Non-farm non-residential	72,949	54,171
Total Real Estate	123,743	98,009
Non-Real Estate:
Agricultural	1,798	1,992
Commercial and industrial	6,152	6,762
Commercial leases	1,533	1,533
Consumer and other	167	233
Total Non-Real Estate	9,650	10,520
Total nonaccrual loans	133,393	108,529

Loans 90 days and greater delinquent & accruing:
Real Estate:
Construction and land development	—	7,394
Farmland	—	—
1- 4 family	—	—
Multifamily	—	—
Non-farm non-residential	387	4,108
Total Real Estate	387	11,502
Non-Real Estate:
Agricultural	—	—
Commercial and industrial	—	—
Commercial leases	—	—
Consumer and other	—	—
Total Non-Real Estate	—	—
Total loans 90 days and greater delinquent & accruing	387	11,502

Total nonperforming loans	133,780	120,031

Real Estate Owned:
Construction and land development	—	226
Farmland	—	—
1- 4 family	62	3
Multifamily	—	—
Non-farm non-residential	90	90
Total Real Estate Owned	152	319

Total nonperforming assets	$133,932	$120,350

Nonperforming assets to total loans	5.33%	4.47%
Nonperforming assets to total assets	3.50%	3.03%
Nonperforming loans to total loans	5.32%	4.46%
Nonaccrual loans to total loans	5.31%	4.03%
Allowance for credit losses to nonaccrual loans	32.25%	32.08%
Net loan charge-offs to average loans	1.03%	0.64%

At March 31, 2025, nonperforming assets totaled $133.9 million, or 3.50% of total assets, compared to $120.4 million, or 3.03%, of total assets at December 31, 2024, which represented an increase of $13.6 million, or 11.3%. The increase in nonperforming assets occurred primarily due to an increase in nonaccrual loans, partially offset by a decrease in loans 90 days greater delinquent and still accruing and other real estate owned. Nonperforming loans included loans previously classified as purchase credit deteriorated following the adoption of CECL.

Nonaccrual loans increased from $108.5 million at December 31, 2024 to $133.4 million at March 31, 2025. The increase in total nonaccrual loans was concentrated primarily in two commercial real estate relationships that totaled $40.3 million. Nonaccrual loans included $3.7 million in loans with a government guarantee. These are structured as net loss guarantees in which up to 90% of loss exposure is covered.

At March 31, 2025, loans 90 days or greater delinquent and still accruing totaled $0.4 million, a decrease of $11.1 million compared to $11.5 million at December 31, 2024. The decrease in loans 90 days or greater delinquent and still accruing was attributed to moving those loans to nonaccrual, and was concentrated primarily in non-farm non-residential and construction and land development loans.

Other real estate owned totaled $0.2 million at March 31, 2025, a decrease of $0.2 million compared to $0.3 million at December 31, 2024.

At March 31, 2025, the largest 6 non-performing loan relationships comprise 78% of total non-performing loans. Additional details on the non-performing relationships are as follows:
1.A $32.9 million loan relationship secured by an assisted living center located in Alabama; the loan was placed on nonaccrual in the first quarter of 2025.
2.A $27.5 million loan relationship secured by an assisted living center located in Louisiana; the loan was placed on nonaccrual in the fourth quarter of 2024.
3.A $26.0 million loan relationship secured by a multifamily apartment complex located in Texas; the loan was placed on nonaccrual in the fourth quarter of 2024.
4.A $8.8 million loan relationship was placed on nonaccrual at June 30, 2024. The loan relationship originally totaled $37.0 million and was secured by five retail shopping center properties located in the Midwest. First Guaranty initiated liquidation of the collateral with two properties sold in the fourth quarter of 2024 and two properties sold in the first quarter of 2025. The proceeds, net of charge-offs, reduced the balance to $8.8 million at March 31, 2025. First Guaranty anticipates continued reduction in this loan relationship through additional sales of properties in 2025.
5.A $7.4 million loan relationship was placed on nonaccrual during the first quarter of 2025. The loan is secured by land located in Texas.
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

The allowance for credit losses on loans was $43.0 million, or 1.71% of total loans, and 32.2% of nonperforming loans at March 31, 2025.

Comparing March 31, 2025 to December 31, 2024, there were changes within the specific components of the allowance balance.

A provision for credit losses of $14.5 million was made during the three months ended March 31, 2025 and $2.3 million for the same period in 2024. The $14.5 million provision made in 2025 included a $0.3 million negative provision for credit losses related to unfunded commitments. First Guaranty's unfunded commitments declined during the first three months of 2025 which resulted in a reduced liability. The provisions made were taken to provide for current credit losses and to maintain the allowance proportionate to risks inherent in the loan portfolio.

The loan portfolio factors in the first three months of 2025 that primarily affected the allocation of the allowance included the following:

•Construction and land development loans decreased during the first three months of 2025 due to the sale of loans. The allowance increase related to this portfolio was due to an increase in the allowance for loans individually evaluated of $2.6 million.

•One-to-four family residential loans decreased $6.0 million during the first three months of 2025. The allowance increase was due to changes in the qualitative analysis of the portfolio.

•Multifamily loans decreased $20.6 million during the first three months of 2025. The allowance increase related to this portfolio was due to changes in the qualitative analysis of the portfolio, and a $1.3 million increase in the allowance for loan individually evaluated.

•Non-farm non-residential loans decreased by $42.7 million during the first three months of 2025. The allowance increase related to this portfolio was due to changes in the qualitative analysis of the portfolio related to economic conditions, and a $3.5 million increase in the allowance for loans individually evaluated.

•Commercial and industrial loans decreased $23.0 million during the first three months of 2025. The allowance increase related to this portfolio was due to changes in the qualitative analysis of the portfolio.

•Commercial leases decreased $36.2 million during the first three months of 2025. The allowance increase related to this portfolio was due to changes in the qualitative analysis of the portfolio.

•Consumer and other loans decreased $2.5 million during the first three months of 2025. The decrease in the related loan loss allowance balance was due primarily to charge-offs and qualitative analysis of the portfolio.

First Guaranty charged off $6.9 million in loan balances during the first three months of 2025. The details of the $6.9 million in charged-off loans were as follows:

1.First Guaranty charged off $0.4 million in consumer loans during the first quarter of 2025. The consumer loan charge offs included $0.1 million in credit card loans, $0.1 million of loans secured by automobiles or equipment, and $0.2 million in unsecured loans.
2.First Guaranty charged off $4.9 million on a construction and land development loan that was subsequently sold during the first quarter of 2025. This relationship had no remaining principal balance as of March 31, 2025.
3.First Guaranty charged off $0.9 million on a construction and land development loan that was subsequently sold during the first quarter of 2025. This relationship had no remaining principal balance as of March 31, 2025.
4.Smaller loans and overdrawn deposit accounts comprised the remaining $0.7 million of charge-offs for the first quarter of 2025.

Other information related to the allowance for credit losses is as follows:

(in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Loans:
Average outstanding balance	$2,624,913	$2,761,533
Balance at end of period	$2,512,788	$2,752,230

Allowance for Credit Losses:
Balance at beginning of year	$34,811	$30,926
Charge-offs	(6,877)	(2,285)
Recoveries	240	255
Provision	14,848	2,554
Balance at end of period	$43,022	$31,450

Deposits

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. We regularly assess our funding needs, deposit pricing and interest rate outlooks. From December 31, 2024 to March 31, 2025, total deposits decreased $136.8 million, or 3.9%, to $3.3 billion. Noninterest-bearing demand deposits increased $21.6 million, or 5.3%, to $425.6 million at March 31, 2025. The increase in noninterest-bearing demand deposits was primarily concentrated in individual and business noninterest-bearing demand deposits. Interest-bearing demand deposits decreased $138.4 million, or 10.0%, to $1.2 billion at March 31, 2025. The decrease in interest-bearing demand deposits was primarily concentrated in public funds interest-bearing demand deposits that have seasonal fluctuations. Savings deposits increased $9.3 million, or 3.9%, to $243.7 million at March 31, 2025, primarily related to increases in business and individual savings deposits. Time deposits decreased $29.2 million, or 2.0%, to $1.4 billion at March 31, 2025, primarily due to decreases in brokered time deposits.

Management will continue to evaluate and update our product mix and related technology in its efforts to attract additional customers. We currently offer a number of deposit products that are competitively priced and designed to attract and retain customers with primary emphasis on noninterest-bearing deposits, select time deposits and other lower cost deposits.

As of March 31, 2025, the aggregate amount of outstanding certificates of deposit in amounts greater than $250,000 was approximately $197.6 million. At March 31, 2025, approximately $25.7 million of First Guaranty's certificates of deposit greater than $250,000 had a remaining term greater than one year.

The total amount of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) was estimated at $294.9 million at March 31, 2025. This total excludes public funds deposits that are collateralized by securities or FHLB letters of credit. The amount of uninsured deposits including collateralized public funds deposits was estimated at $941.1 million at March 31, 2025.

The following table sets forth the distribution of our time deposit accounts.

(in thousands)	March 31, 2025
Time deposits of less than $100,000	$865,814
Time deposits of $100,000 through $250,000	358,087
Time deposits of more than $250,000	197,614
Total Time Deposits	$1,421,515

The following table sets forth the maturity of the time deposits greater than $250,000 at March 31, 2025.

(in thousands)	March 31, 2025
Three months or less	$43,644
Three to six months	85,469
Six months to one year	42,785
One to three years	9,246
More than three years	16,470
Total Time Deposits greater than $250,000	$197,614

Public funds deposits totaled $928.4 million at March 31, 2025 and $1.0 billion at December 31, 2024. Public funds time deposits totaled $75.2 million at March 31, 2025 compared to $78.4 million at December 31, 2024. Public funds deposits decreased due to seasonal fluctuations. First Guaranty has developed a program for the retention and management of public funds deposits. Since the end of 2012, First Guaranty has maintained public funds deposits in excess of $400.0 million. These deposits are from public entities such as school districts, hospital districts, sheriff departments and municipalities. The majority of these funds are under fiscal agency agreements with terms of three years or less. Deposits under fiscal agency agreements are generally stable but public entities may maintain the ability to negotiate term deposits on a specific basis including with other financial institutions. These deposits generally have stable balances as we maintain both operating accounts and time deposits for these entities. There is a seasonal component to public deposit levels associated with annual tax collections. Public funds will increase at the end of the year and during the first quarter. In addition to seasonal fluctuations, there are monthly fluctuations associated with internal payroll and short-term tax collection accounts for our public funds deposit accounts. Public funds deposit accounts are collateralized by FHLB letters of credit, by expanded reciprocal deposit insurance programs, by Louisiana municipal bonds and by eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac. First Guaranty continues to grow the proportion of its public funds portfolio that is collateralized by reciprocal deposit insurance as an alternative to pledging securities or utilizing FHLB letters of credit. First Guaranty initiated this strategy to invest these deposits more efficiently in higher yielding loans to improve the net interest margin and earnings. Total public funds collateralized by reciprocal deposit insurance programs decreased to $546.8 million at March 31, 2025 compared to $609.4 million at December 31, 2024.

The following table sets forth public funds as a percent of total deposits.

(in thousands except for %)	March 31, 2025	December 31, 2024
Public Funds:
Noninterest-bearing Demand	$6,618	$4,385
Interest-bearing Demand	797,006	915,067
Savings	49,574	48,925
Time	75,203	78,420
Total Public Funds	$928,401	$1,046,797
Total Deposits	$3,339,466	$3,476,260
Total Public Funds as a percent of Total Deposits	27.8%	30.1%

Borrowings

First Guaranty maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. First Guaranty had $7.1 million in short-term borrowings outstanding at March 31, 2025 compared to $7.0 million at December 31, 2024. The short-term borrowings at March 31, 2025 were comprised of repurchase agreements of $7.1 million. The short-term borrowings outstanding at December 31, 2024 were comprised of repurchase agreements of $7.0 million.

First Guaranty had long-term borrowings from the FHLB that totaled $135.0 million at March 31, 2025 and December 31, 2024. First Guaranty converted previous short-term floating rate borrowings from the FHLB into long-term lower fixed rate borrowings in order to reduce interest expense. First Guaranty has a $100.0 million FHLB advance that matures in the second quarter of 2027, and a $35.0 million FHLB advance that matures in the third quarter of 2027.

First Guaranty had senior long-term debt totaling $14.2 million as of March 31, 2025 and $15.2 million at December 31, 2024.

First Guaranty had subordinated debt totaling $44.8 million at March 31, 2025 and $44.7 million at December 31, 2024.

First Guaranty had $453.4 million in Federal Home Loan Bank letters of credit as of March 31, 2025 compared to $455.7 million at December 31, 2024. Federal Home Loan Bank letters of credit are obtained primarily for collateralizing public deposits.

Total Shareholders' Equity

Total shareholders' equity decreased to $251.4 million at March 31, 2025 from $255.0 million at December 31, 2024. The decrease in shareholders' equity was principally the result of a decrease of $6.9 million in retained earnings, offset by an increase of $1.4 million in surplus and a decrease of $1.7 million in accumulated other comprehensive loss. The $6.9 million decrease in retained earnings was primarily due to net loss of $6.2 million during the three months ended March 31, 2025, $0.1 million in cash dividends paid on shares of our common stock and $0.6 million in cash dividends paid on shares of our preferred stock. The $1.4 million increase in surplus was due to common stock issued in a private placement during the first quarter of 2025. The decrease in accumulated other comprehensive loss was primarily attributed to the decrease in unrealized losses on available for sale securities during the three months ended March 31, 2025.

Results of Operations for the First Quarter Ended March 31, 2025 and 2024

Performance Summary

Three months ended March 31, 2025 compared to the three months ended March 31, 2024. Net loss for the three months ended March 31, 2025 was $6.2 million, a decrease of $8.5 million, from net income of $2.3 million for the three months ended March 31, 2024. The decrease in net income for the three months ended March 31, 2025 as compared to the prior year period was primarily the result of the provision to the credit allowance. The increase in the provision for credit losses was related to changes within the portfolio, loan sales and charge-offs experienced in the first quarter. This was partially offset by an increase in interest income, an increase in noninterest income, and a decrease in noninterest expense. Loan interest income decreased primarily due to the decrease in First Guaranty's loan portfolio. Securities interest income increased due to an increase in the average balance and average yield of the investment portfolio. Noninterest income increased primarily due to an increase in service charges, commisions and fees. Noninterest expense decreased primarily due to decreased personnel expenses, travel and lodging, other real estate and repossession expense, sales taxes, and marketing expense. Loss per common share for the three months ended March 31, 2025 was $(0.54) per common share, $0.68 per common share from $0.14 per common share for the three months ended March 31, 2024.

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

Three months ended March 31, 2025 compared to the three months ended March 31, 2024. Net interest income for the three months ended March 31, 2025 and 2024 was $22.2 million and $21.9 million, respectively. The increase in net interest income for the three months ended March 31, 2025 as compared to the prior year period was primarily due to an increase in the average balance of our total interest-earning assets and a decrease in the average rate of our total interest-bearing liabilities, partially offset by a decrease in the average yield of our total interest-earning assets and an increase in the average balance of our total interest-bearing liabilities. For the three months ended March 31, 2025, the average balance of our total interest-earning assets increased by $417.9 million to $3.8 billion due to growth in the securities portfolio and an increase in interest-earning deposits with banks. The average yield of our interest-earning assets decreased by 47 basis points to 5.76% for the three months ended March 31, 2025 from 6.23% for the three months ended March 31, 2024 primarily due to a lower yield on interest-earning deposits with banks. For the three months ended March 31, 2025, the average balance of our total interest-bearing liabilities increased by $410.9 million to $3.3 billion primarily due to growth in interest-bearing deposits. The average rate of our total interest-bearing liabilities decreased by 36 basis points to 4.02% for the three months ended March 31, 2025 from 4.38% for the three months ended March 31, 2024. The primary source of the decrease in liabilities cost was associated with the repricing of interest bearing demand deposits for public funds that are primarily indexed to Treasury rates. As a result, our net interest rate spread decreased 11 basis points to 1.74% for the three months ended March 31, 2025 from 1.85% for the three months ended March 31, 2024. Our net interest margin decreased 23 basis points to 2.35% for the three months ended March 31, 2025 from 2.58% for the three months ended March 31, 2024.

Interest Income

Three months ended March 31, 2025 compared to the three months ended March 31, 2024. Interest income increased $1.6 million, or 2.9%, to $54.5 million for the three months ended March 31, 2025 as compared to the prior year period. These factors contributed to the increase in interest income as the average balance of our total interest-earning assets, primarily associated with securities and interest-earning deposits with banks, increased, partially offset by the decrease in the average yield of interest-earning assets. The average balance of our interest-earning assets increased $417.9 million to $3.8 billion for the three months ended March 31, 2025 as compared to the same period in the prior year. The average yield of interest-earning assets decreased by 47 basis points to 5.76% for the three months ended March 31, 2025 compared to 6.23% for the three months ended March 31, 2024.

Interest income on securities increased $3.0 million to $5.5 million for the three months ended March 31, 2025 as compared to the prior year period primarily as a result of an increase in average balance and average yield of securities. The average balance of securities increased $265.4 million to $657.6 million for the three months ended March 31, 2025 from $392.2 million for the three months ended March 31, 2024 primarily due to a increase in the average balance of our U.S. Treasuries, mortgage-backed securities, and collateralized mortgage obligations securities portfolio compared to the prior year. The average yield on securities increased 81 basis points to 3.39% for the three months ended March 31, 2025 compared to 2.58% for the three months ended March 31, 2024 due to the increase in higher yielding securities.

Interest income on loans decreased $3.9 million or 8.4%, to $43.0 million for the three months ended March 31, 2025 as compared to the prior year period as a result of an decrease in the average balance and average yield of loans. The average balance of loans (excluding loans held for sale) decreased by $136.6 million to $2.6 billion for the three months ended March 31, 2025 from $2.8 billion for the three months ended March 31, 2024 largely as a result of loan sales and payoffs on the portfolio. The average yield on loans (excluding loans held for sale) decreased by 19 basis points to 6.64% for the three months ended March 31, 2025 from 6.83% for the three months ended March 31, 2024. Nonaccrual loans were $133.4 million at March 31, 2025 compared to $108.5 million at December 31, 2024.

Interest income on interest-earning deposits with banks increased $2.5 million to $6.0 million for the three months ended March 31, 2025 as compared to the prior year period as a result of an increase in the average balance of interest-bearing deposits with banks. The average balance of interest-bearing deposits with banks increased $285.5 million to $547.5 million for the three months ended March 31, 2025 from $262.0 million for the three months ended March 31, 2024. This was partially offset by a decrease in the yield on interest-earning deposits of 90 basis points.

Interest Expense

Three months ended March 31, 2025 compared to the three months ended March 31, 2024. Interest expense increased $1.3 million, or 4.0%, to $32.2 million for the three months ended March 31, 2025 from $31.0 million for the three months ended March 31, 2024 due primarily to an increase in the average balance of interest-bearing liabilities offset by a decrease on the average rate of interest-bearing deposits. The average balance of interest-bearing liabilities increased by $410.9 million during the three months ended March 31, 2025 to $3.3 billion as compared to the prior year period. This increase was a result of a $12.9 million increase in the average balance of savings deposits, a $591.0 million increase in the average balance of time deposits, offset by a $167.0 million decrease in the average balance of interest-bearing demand deposits and a $26.1 million decrease in the average balance of borrowings. The average rate of interest-bearing demand deposits was 3.60% for the three months ended March 31, 2025 and 4.43% for the three months ended March 31, 2024. The decrease in market interest rates, particularly U.S. Treasury rates, contributed to the decrease in rates paid on interest-bearing demand deposits. The largest concentration of interest-bearing demand deposits is associated with public funds deposits that are primarily indexed to Treasury rates. The average rate of time deposits decreased 6 basis points during the three months ended March 31, 2025 to 4.47% as compared to the prior year period. The decrease in the average rate of time deposits was due to changes in market rates as existing time deposits repriced.

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

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
(in thousands except for %)	Average Balance	Interest	Yield/Rate (5)	Average Balance	Interest	Yield/Rate (5)
Assets
Interest-earning assets:
Interest-earning deposits with banks	$547,494	$5,999	4.44%	$261,981	$3,476	5.34%
Securities (including FHLB stock)	657,607	5,495	3.39%	392,214	2,514	2.58%
Federal funds sold	473	—	—%	329	—	—%
Loans held for sale	3,429	—	—%	—	—	—%
Loans, net of unearned income(6)	2,624,913	42,969	6.64%	2,761,533	46,918	6.83%
Total interest-earning assets	3,833,916	$54,463	5.76%	3,416,057	$52,908	6.23%

Noninterest-earning assets:
Cash and due from banks	20,357			19,036
Premises and equipment, net	66,933			70,101
Other assets	31,553			27,836
Total Assets	$3,952,759			$3,533,030

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$1,373,810	$12,204	3.60%	$1,540,763	$16,976	4.43%
Savings deposits	236,905	1,262	2.16%	223,959	1,227	2.20%
Time deposits	1,441,700	15,890	4.47%	850,712	9,572	4.53%
Borrowings	202,026	2,884	5.79%	228,157	3,212	5.66%
Total interest-bearing liabilities	3,254,441	$32,240	4.02%	2,843,591	$30,987	4.38%

Noninterest-bearing liabilities:
Demand deposits	401,994			419,916
Other	40,627			17,174
Total Liabilities	3,697,062			3,280,681

Shareholders' equity	255,697			252,349
Total Liabilities and Shareholders' Equity	$3,952,759			$3,533,030
Net interest income		$22,223			$21,921

Net interest rate spread (1)			1.74%			1.85%
Net interest-earning assets (2)	$579,475			$572,466
Net interest margin (3), (4)			2.35%			2.58%

Average interest-earning assets to interest-bearing liabilities			117.81%			120.13%
(1)Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)Net interest margin represents net interest income divided by average total interest-earning assets.
(4)The tax adjusted net interest margin was 2.36% and 2.58% for the above periods ended March 31, 2025 and 2024, respectively. A 21% tax rate was used to calculate the effect on securities income from tax exempt securities for the above periods ended March 31, 2025 and 2024, respectively.
(5)Annualized.
(6)Includes loan fees of $1.6 million and $2.0 million for the three months ended March 31, 2025 and 2024, respectively.

Provision for Credit Losses

A provision for credit losses is a charge to income in an amount that management believes is necessary to maintain an adequate allowance for credit losses. The allowance for loan losses is calculated under ASC 326 and is management's evaluation of expected credit losses over the life of the loans in the portfolio. The provision is based on management's regular evaluation of current economic conditions in our specific markets as well as regionally and nationally, changes in the character and size of the loan portfolio, underlying collateral values securing loans, and other factors which deserve recognition in estimating loan losses. Past events, current conditions, and reasonable forecasts, along with quantitative and qualitative adjustments, are used in calculating the allowance for credit losses. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.

For the three months ended March 31, 2025, the provision for credit losses was $14.5 million compared to $2.3 million for the same period in 2024. The $14.5 million provision included a $0.3 million negative provision for credit losses related to unfunded commitments. Total charge-offs were $6.9 million for the three months ended March 31, 2025 and $2.3 million for the same period in 2024. Charge-offs for the three months ended March 31, 2025 were concentrated in consumer auto and equipment secured loans, unsecured consumer loan and two construction and land development loans, both were subsequently sold during the first quarter of 2025. Partially offsetting these charge-offs were recoveries that totaled $0.2 million for the three months ended March 31, 2025 and $0.3 million for the same period in 2024.

We believe that the allowance is adequate to cover current expected losses in the loan portfolio given the current economic conditions, and current expected net charge-offs and nonperforming asset levels. Economic uncertainty may result in additional increases to the allowance for credit losses in future periods.
There was no provision for credit losses on AFS or HTM securities in the three months ended March 31, 2025 and 2024.
Noninterest Income

Our primary sources of recurring noninterest income are customer service fees, ATM and debit card fees, loan fees, gains on the sales of loans and available for sale securities and other service fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.

Noninterest income totaled $2.4 million for the three months ended March 31, 2025, an increase of $46,000 from $2.3 million for the three months ended March 31, 2024. The increase was primarily due to increased service charges, commissions and fees. Service charges, commissions and fees totaled $0.8 million for the three months ended March 31, 2025 and $0.7 million for the same period in 2024. ATM and debit card fees totaled $0.7 million for the three months ended March 31, 2025 and $0.8 million for the same period in 2024. Net securities losses were $0 for the three months ended March 31, 2025 and 2024. Net gains on the sale of loans were $0 for the three months ended March 31, 2025 and 2024. Net gains on the sale of assets were $4,000 for the three months ended March 31, 2025 compared to $6,000 for the same period in 2024. Other noninterest income totaled $0.8 million for the three months ended March 31, 2025 and 2024.

Noninterest Expense

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense and other types of expenses. Noninterest expense totaled $18.0 million for the three months ended March 31, 2025 and $18.9 million for the three months ended March 31, 2024. Salaries and benefits expense totaled $8.4 million for the three months ended March 31, 2025 and $9.9 million for the three months ended March 31, 2024. Occupancy and equipment expense totaled $2.6 million for the three months ended March 31, 2025 and $2.3 million for the same period in 2024. Other noninterest expense totaled $6.9 million for the three months ended March 31, 2025 and $6.8 million for the same period in 2024.

The following table presents, for the periods indicated, the major categories of other noninterest expense:

	Three Months Ended March 31,
(in thousands)	2025	2024
Other noninterest expense:
Legal and professional fees	$1,088	$972
Data processing	337	377
ATM fees	350	420
Marketing and public relations	241	332
Taxes - sales, capital, and franchise	500	605
Operating supplies	37	101
Software expense and amortization	1,216	1,253
Travel and lodging	72	228
Telephone	91	106
Amortization of core deposit intangibles	174	174
Donations	58	75
Net costs from other real estate and repossessions	50	204
Regulatory assessment	1,544	933
Other	1,178	983
Total other noninterest expense	$6,936	$6,763

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other non-deductible expenses and the statutory tax rate. The benefit for income taxes for the three months ended March 31, 2025 was $1.8 million compared to a provision of $0.7 million for the same period in 2024. The provision for income taxes decreased due to a decrease in income before income taxes. First Guaranty's statutory tax rate was 21.0% for the three months ended March 31, 2025 and 2024.

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

First Guaranty's cash and cash equivalents totaled $618.4 million at March 31, 2025 compared to $564.2 million at December 31, 2024. Loans maturing within one year or less at March 31, 2025 totaled $400.2 million compared to $486.0 million at December 31, 2024. At March 31, 2025, time deposits maturing within one year or less totaled $890.0 million compared to $804.1 million at December 31, 2024. Time deposits maturing after one year through three years totaled $372.5 million at March 31, 2025 compared to $489.6 million at December 31, 2024. Time deposits maturing after three years totaled $158.9 million at March 31, 2025 compared to $157.0 million at December 31, 2024. First Guaranty's held to maturity ("HTM") securities portfolio at March 31, 2025 was $321.9 million, or 54.1% of the investment portfolio, compared to $321.6 million, or 53.4% at December 31, 2024. First Guaranty's available for sale ("AFS") securities portfolio was $273.0 million, or 45.9% of the investment portfolio as of March 31, 2025 compared to $281.1 million, or 46.6% of the investment portfolio at December 31, 2024. The majority of the AFS portfolio was comprised of U.S. Treasury securities, corporate debt securities, municipal bonds, collaterlized mortgage obligations and mortgage-backed securities.

First Guaranty maintained a net borrowing capacity at the Federal Home Loan Bank totaling $371.9 million and $339.2 million at March 31, 2025 and December 31, 2024, respectively with $135.0 million in FHLB advances outstanding at March 31, 2025 and December 31, 2024. The advances outstanding at March 31, 2025 and December 31, 2024 were comprised of two long-term advances that totaled $135.0 million. The change in borrowing capacity with the Federal Home Loan Bank was due to changes in the value that First Guaranty receives on pledged collateral and due to First Guaranty's usage of the line. First Guaranty has increasingly transitioned public funds deposits into reciprocal deposit programs for collateralization as an alternative to FHLB letters of credit. We also maintain federal funds lines of credit at various correspondent banks with borrowing capacity of $93.0 million as of March 31, 2025. We also have a discount window line with the Federal Reserve Bank that totaled $226.5 million at March 31, 2025 which was a decrease of $23.9 million compared to availability of $250.4 million at December 31, 2024. First Guaranty did not have any advances under this facility at March 31, 2025. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources

First Guaranty's capital position is reflected in shareholders' equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total shareholders' equity decreased to $251.4 million at March 31, 2025 from $255.0 million at December 31, 2024. The decrease in shareholders' equity was principally the result of a decrease of $6.9 million in retained earnings, offset by an increase of $1.4 million in surplus and a decrease of $1.7 million in accumulated other comprehensive loss. The $6.9 million decrease in retained earnings was primarily due to net loss of $6.2 million, $0.1 million in cash dividends paid on shares of our common stock and $0.6 million in cash dividends paid on shares of our preferred stock during the three months ended March 31, 2025. The $1.4 million increase in surplus was due to common stock issued in a private placement during the first quarter of 2025. The decrease in accumulated other comprehensive loss was primarily attributed to the decrease in unrealized losses on available for sale securities during the three months ended March 31, 2025.

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

In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of March 31, 2025, the Bank's capital conservation buffer was 4.74% exceeding the minimum of 2.50%. As of March 31, 2025, First Guaranty's capital conservation buffer was 3.38% exceeding the minimum of 2.50%.

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

In addition, as a result of the legislation, the federal banking agencies have developed a "Community Bank Leverage Ratio" (the ratio of a bank's Tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A "qualifying community bank" that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered "well capitalized" under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution's risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the new Community Bank Leverage Ratio at 9%. Pursuant to the CARES Act, the federal banking agencies set the Community Bank Leverage Ratio at 8% beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the Community Bank Leverage Ratio increased to 8.5% for the calendar year. Community banks will have until January 1, 2022, before the Community Bank Leverage Ratio requirement will return to 9%. A financial institution can elect to be subject to this new definition. As of March 31, 2025, the Bank has not elected to follow the Community Bank Leverage Ratio.

At March 31, 2025, we satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.

	"Well Capitalized Minimums"	As of March 31, 2025	As of December 31, 2024
Tier 1 Leverage Ratio
Bank	5.00%	7.73%	7.82%
Consolidated	5.00%	6.32%	6.42%
Tier 1 Risk-based Capital Ratio
Bank	8.00%	11.49%	11.00%
Consolidated	8.00%	9.38%	9.04%
Total Risk-based Capital Ratio
Bank	10.00%	12.74%	12.11%
Consolidated	10.00%	12.33%	11.73%
Common Equity Tier One Capital Ratio
Bank	6.50%	11.49%	11.00%
Consolidated	6.50%	8.13%	7.87%

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

The need for interest sensitivity gap management is most critical in times of rapid changes in overall interest rates. First Guaranty has generally been liability sensitive. We modified our business plan in 2024 to reduce the liability sensitive nature of our balance sheet. We are working to limit our future exposure to interest rate fluctuations by creating a more balanced mix of rate sensitive assets and liabilities on a one-year time horizon and greater than one-year time horizon. We purchased amortizing mortgage backed securities in 2024 and 2025. We also purchased U.S. Treasury securities with a maturity of one year or less in 2024. Because of the significant impact on net interest margin from mismatches in repricing opportunities, we monitor the asset-liability mix periodically depending upon the management asset liability committee's assessment of current business conditions and the interest rate outlook. These strategies include, but are not limited to, frequent internal modeling of asset and liability values and behavior due to changes in interest rates. We monitor cash flow forecasts closely and evaluate the impact of both prepayments and extension risk.

The following interest sensitivity analysis is one measurement of interest rate risk. This analysis reflects the contractual maturity characteristics of assets and liabilities over various time periods. This analysis does not factor in prepayments or interest rate floors on loans which may significantly change the report. This table includes nonaccrual loans in their respective maturity periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at March 31, 2025 illustrated below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

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

	March 31, 2025
	Interest Sensitivity Within
(in thousands except for %)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$791,841	$423,336	$1,215,177	$1,297,611	$2,512,788
Securities (including FHLB stock)	9,940	50,223	60,163	544,582	604,745
Federal Funds Sold	563	—	563	—	563
Other earning assets	606,900	—	606,900	—	606,900
Total earning assets	$1,409,244	$473,559	$1,882,803	$1,842,193	$3,724,996

Source of Funds:
Interest-bearing accounts:
Demand deposits	$1,248,633	$—	$1,248,633	$—	$1,248,633
Savings deposits	243,701	—	243,701	—	243,701
Time deposits	187,888	702,173	890,061	531,454	1,421,515
Short-term borrowings	—	—	—	7,030	7,030
Long-term borrowings	14,174	—	14,174	135,000	149,174
Junior subordinated debt	44,760	—	44,760	—	44,760
Noninterest-bearing, net	—	—	—	610,183	610,183
Total source of funds	$1,739,156	$702,173	$2,441,329	$1,283,667	$3,724,996

Period gap	$(329,912)	$(228,614)	$(558,526)	$558,526
Cumulative gap	$(329,912)	$(558,526)	$(558,526)	$—

Cumulative gap as a percent of earning assets	(8.9)%	(15.0)%	(15.0)%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)On March 31, 2025, First Guaranty completed a private placement of 186,787 shares of its common stock, $1.00 par value per share (the "Common Stock") at $1.00 per share for aggregate offering proceeds of $1.6 million. On April 2, 2025, First Guaranty completed a private placement of 196,920 shares of its common stock, $1.00 par value per share of Common Stock at $1.00 per share for aggregate offering proceeds of $1.7 million. The offer and sale of the Common Stock by First Guaranty was made to "accredited investors" in reliance upon the exemptions from registration available under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D. The proceeds of the private placement were used for general corporate purposes, including to support continued growth and to enhance regulatory capital ratios.

(b)Not applicable.

(c)Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)Not applicable.

(b)Not applicable.

(c)During the three months ended March 31, 2025, no First Guaranty officer or director adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading agreement", as each term is defined in Item 408(a) of Regulation S-K.

Item 6.     Exhibits

 The following exhibits are either filed as part of this report or are incorporated herein by reference.

Exhibit Number	Exhibit
3.1	Restated Articles of Incorporation of First Guaranty Bancshares, Inc. (1)
3.2	Articles of Amendment to the Restated Articles of Incorporation of First Guaranty Bancshares, Inc. (2)
3.3	Articles of Amendment to the Restated Articles of Incorporation of First Guaranty Bancshares, Inc. (3).
3.4	Bylaws of First Guaranty Bancshares, Inc. (4)
3.5	Amendment to Bylaws of First Guaranty Bancshares, Inc. (5)
4.1	Form of Common Stock Certificate of First Guaranty Bancshares, Inc. (6)
4.2	Subordinated Note, dated as of June 21, 2022, by and between First Guaranty Bancshares, Inc. and Edgar Ray Smith, III. (7)
4.2	Subordinated Note, dated as of March 28, 2024, by and between First Guaranty Bancshares, Inc. and Smith & Tate Investments L.L.C. (13)
4.3	Description of Common Stock. (8)
4.4	Preferred Stock Specimen Certificate (9)
4.5	Description of Preferred Stock. (10)
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
(13)Incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on April 3, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, First Guaranty has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST GUARANTY BANCSHARES, INC.

Date: May 12, 2025	By: /s/ Michael R. Mineer
Michael R. Mineer
President and Chief Executive Officer
Principal Executive Officer

Date: May 12, 2025	By: /s/ Eric J. Dosch
Eric J. Dosch
Chief Financial Officer, Secretary and Treasurer
Principal Financial Officer