Form 10-Q
period 2025-06-30
First Guaranty Bancshares, Inc.
filed 2025-08-18
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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
Yes ☐ No ☒

As of August 15, 2025 the registrant had 15,120,172 shares of $1 par value common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.     Consolidated Financial Statements
FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents:
Cash and due from banks	$714,313	$563,778
Federal funds sold	557	430
Cash and cash equivalents	714,870	564,208

Interest-earning time deposits with banks	250	250

Investment securities:
Available for sale, at fair value (cost of $398,112 and $284,321, respectively)	397,573	281,097
Held to maturity, at cost and net of allowance for credit losses of $150 (estimated fair value of $260,080 and $251,458, respectively)	322,149	321,622
Investment securities	719,722	602,719

Federal Home Loan Bank stock, at cost	9,956	9,706

Loans, net of unearned income	2,410,505	2,693,780
Less: allowance for credit losses	58,871	34,811
Net loans	2,351,634	2,658,969

Premises and equipment, net	66,035	67,789
Goodwill	12,900	12,900
Intangible assets, net	3,056	3,474
Other real estate, net	7,657	319
Accrued interest receivable	13,305	14,850
Other assets	70,196	37,544
Total Assets	$3,969,581	$3,972,728

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$442,267	$404,056
Interest-bearing demand	1,402,960	1,387,068
Savings	247,120	234,444
Time	1,388,991	1,450,692
Total deposits	3,481,338	3,476,260

Repurchase agreements	7,117	7,009
Accrued interest payable	19,498	20,437
Long-term advances from Federal Home Loan Bank	135,000	135,000
Senior long-term debt	14,186	15,169
Junior subordinated debentures	29,775	44,745
Other liabilities	19,579	19,059
Total Liabilities	3,706,493	3,717,679

Shareholders' Equity
Preferred stock, Series A - $1,000 par value - 100,000 shares authorized
Non-cumulative perpetual; 34,500 shares issued and outstanding	33,058	33,058
Common stock, $1 par value - 100,600,000 shares authorized; 15,120,172 and 12,504,717 shares issued and outstanding	15,120	12,505
Surplus	167,041	149,389
Retained earnings	58,078	72,965
Accumulated other comprehensive (loss) income	(10,209)	(12,868)
Total Shareholders' Equity	263,088	255,049
Total Liabilities and Shareholders' Equity	$3,969,581	$3,972,728
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2025	2024	2025	2024
Interest Income:
Loans (including fees)	$41,013	$47,552	$83,982	$94,470
Deposits with other banks	7,511	3,626	13,510	7,102
Securities (including FHLB stock)	5,797	2,473	11,292	4,987
Total Interest Income	54,321	53,651	108,784	106,559

Interest Expense:
Demand deposits	12,708	17,059	24,912	34,035
Savings deposits	1,336	1,327	2,598	2,554
Time deposits	15,196	10,446	31,086	20,018
Borrowings	2,841	3,577	5,725	6,789
Total Interest Expense	32,081	32,409	64,321	63,396

Net Interest Income	22,240	21,242	44,463	43,163
Less: Provision for credit losses	16,610	6,805	31,158	9,109
Net Interest Income after Provision for Credit Losses	5,630	14,437	13,305	34,054

Noninterest Income:
Service charges, commissions and fees	834	795	1,683	1,528
ATM and debit card fees	778	804	1,525	1,568
Net gains on securities	—	—	—	—
Net gains on sale of loans	—	10	—	10
Net gains on sale of assets	—	13,207	4	13,213
Other	544	710	1,298	1,515
Total Noninterest Income	2,156	15,526	4,510	17,834

Noninterest Expense:
Salaries and employee benefits	7,843	10,440	16,284	20,340
Occupancy and equipment expense	2,605	2,547	5,245	4,818
Other	6,819	7,622	13,755	14,385
Total Noninterest Expense	17,267	20,609	35,284	39,543

(Loss) Income Before Income Taxes	(9,481)	9,354	(17,469)	12,345
Less: (Benefit) provision for income taxes	(2,178)	2,153	(4,000)	2,834
Net (Loss) Income	(7,303)	7,201	(13,469)	9,511
Less: Preferred stock dividends	582	582	1,164	1,164
Net (Loss) Income Available to Common Shareholders	$(7,885)	$6,619	$(14,633)	$8,347

Per Common Share:
(Loss) Earnings	$(0.61)	$0.53	$(1.15)	$0.67
Cash dividends paid	$0.01	$0.16	$0.02	$0.32

Weighted Average Common Shares Outstanding	12,910,785	12,504,717	12,709,905	12,497,313
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net (Loss) Income	$(7,303)	$7,201	$(13,469)	$9,511
Other comprehensive income:
Unrealized (losses) gains on securities:
Unrealized holding gains arising during the period	1,228	261	3,365	1,056
Change in unrealized gains on securities	1,228	261	3,365	1,056
Tax impact	(257)	(55)	(706)	(222)
Other comprehensive income	971	206	2,659	834
Comprehensive (Loss) Income	$(6,332)	$7,407	$(10,810)	$10,345
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

	Preferred Stock $1,000 Par	Common Stock $1 Par	Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
(in thousands, except per share data)
Balance December 31, 2023	$33,058	$12,475	$149,085	$67,972	$(12,959)	$249,631
Net income	—	—	—	2,310	—	2,310
Common Stock issued under Equity Bonus Plan, 29,293 shares	—	30	304	—	—	334
Other comprehensive income	—	—	—	—	628	628
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.16 per share)	—	—	—	(2,001)	—	(2,001)
Balance March 31, 2024 (unaudited)	$33,058	$12,505	$149,389	$67,699	$(12,331)	$250,320
Net income	—	—	—	7,201	—	7,201
Other comprehensive income	—	—	—		206	206
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.16 per share)	—	—	—	(2,001)	—	(2,001)
Balance June 30, 2024 (unaudited)	$33,058	$12,505	$149,389	$72,317	$(12,125)	$255,144

Balance December 31, 2024	$33,058	$12,505	$149,389	$72,965	$(12,868)	$255,049
Net (loss) income	—	—	—	(6,166)	—	(6,166)
Common Stock issued in private placement, 186,787 shares	—	186	1,395	—	—	1,581
Other comprehensive income	—	—	—	—	1,688	1,688
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.01 per share)	—	—	—	(125)	—	(125)
Balance March 31, 2025 (unaudited)	$33,058	$12,691	$150,784	$66,092	$(11,180)	$251,445
Net (loss) income	—	—	—	(7,303)	—	(7,303)
Common Stock issued in private placement, 358,680 shares	—	359	2,619	—	—	2,978
Common Stock issued in subordinated debt conversion, 1,981,506 shares	—	1,982	13,018	—	—	15,000
Common Stock issued as payment-in-kind, 88,482 shares	—	88	620	—	—	708
Other comprehensive income	—	—	—	—	971	971
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.01 per share)	—	—	—	(129)	—	(129)
Balance June 30, 2025 (unaudited)	$33,058	$15,120	$167,041	$58,078	$(10,209)	$263,088
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash Flows From Operating Activities
Net (loss) income	$(13,469)	$9,511
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	31,158	9,109
Depreciation and amortization	2,189	2,181
Change in right of use asset	251	34
Amortization/Accretion of investments	(2,105)	206
(Gain) loss on sale/call of securities	—	—
(Gain) loss on sale of assets	(4)	(13,203)
Repossessed asset write downs, gains and losses on dispositions	24	(9)
Interest expense paid-in-kind	708	—
FHLB stock dividends	(250)	(397)
Change in operating lease liabilities	(233)	(34)
Change in other assets and liabilities, net	(31,197)	2,497
Net Cash (Used In) Provided By Operating Activities	(12,928)	9,895

Cash Flows From Investing Activities
Proceeds from maturities and calls of HTM securities	—	—
Proceeds from maturities, calls and sales of AFS securities	119,937	50,606
Funds invested in AFS securities	(231,470)	(4,200)
Funds invested in Federal Home Loan Bank stock	—	(1,599)
Proceeds from sale/redemption of Federal Home Loan Bank stock	—	3,182
Net decrease (increase) in loans	268,151	(95,476)
Purchase of premises and equipment	(481)	(2,892)
Proceeds from sales of premises and equipment	4	14,816
Proceeds from sales of other real estate owned	130	295
Net Cash Provided By (Used In) Investing Activities	156,271	(35,268)

Cash Flows From Financing Activities
Net increase in deposits	5,078	34,357
Net increase in federal funds purchased and short-term borrowings	108	674
Repayment of long-term borrowings	(1,008)	(22,015)
Proceeds from subordinated debentures	—	29,700
Proceeds from issuance of common stock	4,559	334
Dividends paid on preferred stock	(1,164)	(1,164)
Dividends paid on common stock	(254)	(4,002)
Net Cash Provided By Financing Activities	7,319	37,884

Net Increase In Cash and Cash Equivalents	150,662	12,511
Cash and Cash Equivalents at the Beginning of the Period	564,208	286,455
Cash and Cash Equivalents at the End of the Period	$714,870	$298,966

Noncash Activities:
Acquisition of real estate in settlement of loans	$7,515	$161
Common stock issued for debt conversion	$15,000	$—
Common stock issued for payment-in-kind	$708	$—

Cash Paid During The Period:
Interest on deposits and borrowed funds	$65,260	$62,212
Federal income taxes	$2,500	$—
State income taxes	$—	$—
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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations at June 30, 2025 and for the three and six month periods ended June 30, 2025 and 2024 are not necessarily indicative of the results expected for the full year or any other interim period. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for credit losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and the valuation of investment securities.

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

ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures" (ASU 2024-03") requires the disaggregation of certain expenses in the notes to the financial statements, to provide enhanced transparency into the expense captions presented on the face of the income statement. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU may be applied either prospectively or retrospectively. The Company is currently evaluating the impact that this update will have on its disclosures in the consolidated financial statements.

Note 3. Securities

A summary comparison of securities by type at June 30, 2025 and December 31, 2024 is shown below.

	June 30, 2025				December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasuries	$49,652	$—	$(37)	$49,615	$147,840	$33	$(93)	$147,780
U.S. Government Agencies	—	—	—	—	—	—	—	—
Corporate debt securities	11,250	6	(387)	10,869	12,250	—	(668)	11,582
Municipal bonds	16,304	74	(661)	15,717	21,736	220	(339)	21,617
Collateralized mortgage obligations	117,375	537	(137)	117,775	32,065	—	(446)	31,619
Mortgage-backed securities	203,531	867	(801)	203,597	70,430	—	(1,931)	68,499
Total available for sale securities	$398,112	$1,484	$(2,023)	$397,573	$284,321	$253	$(3,477)	$281,097

Held to maturity:
U.S. Government Agencies	$267,194	$—	$(58,175)	$209,019	$266,761	$—	$(64,671)	$202,090
Corporate debt securities	55,105	2	(4,046)	51,061	55,011	—	(5,643)	49,368
Total held to maturity securities	$322,299	$2	$(62,221)	$260,080	$321,772	$—	$(70,314)	$251,458

The scheduled maturities of securities at June 30, 2025, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to calls or prepayments. Mortgage-backed securities are not due at a single maturity because of amortization and potential prepayment of the underlying mortgages. For this reason, they are presented separately in the maturity table below:

	At June 30, 2025
(in thousands)	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$50,710	$50,671
Due after one year through five years	6,645	6,637
Due after five years through 10 years	17,136	16,472
Over 10 years	2,715	2,421
Subtotal	77,206	76,201
Collateralized mortgage obligations	117,375	117,775
Mortgage-backed securities	203,531	203,597
Total available for sale securities	$398,112	$397,573

Held to maturity:
Due in one year or less	$—	$—
Due after one year through five years	22,409	21,193
Due after five years through 10 years	120,016	105,800
Over 10 years	179,874	133,087
Total held to maturity securities	$322,299	$260,080

At June 30, 2025, $488.2 million of First Guaranty's securities were pledged to secure public funds deposits and borrowings. The pledged securities had a market value of $439.1 million as of June 30, 2025.

Accrued interest receivable on First Guaranty's investment securities was $2.3 million and $1.4 million at June 30, 2025 and December 31, 2024, respectively, and was included in accrued interest receivable on the consolidated balance sheet. First Guaranty had a $0.2 million allowance for credit losses related to the held to maturity portfolio at June 30, 2025 and December 31, 2024.

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at June 30, 2025.

				At June 30, 2025
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	2	$49,615	$(37)	—	$—	$—	2	$49,615	$(37)
Corporate debt securities	2	1,491	(10)	8	6,623	(377)	10	8,114	(387)
Municipal bonds	21	4,944	(137)	31	4,854	(524)	52	9,798	(661)
Collateralized mortgage obligations	6	35,627	(137)	—	—	—	6	35,627	(137)
Mortgage-backed securities	17	73,953	(651)	6	3,427	(150)	23	77,380	(801)
Total available for sale securities	48	$165,630	$(972)	45	$14,904	$(1,051)	93	$180,534	$(2,023)

Held to maturity:
U.S. Government Agencies	—	$—	$—	29	$209,019	$(58,175)	29	$209,019	$(58,175)
Corporate debt securities	1	884	(85)	55	49,855	(3,961)	56	50,739	(4,046)
Total held to maturity securities	1	$884	$(85)	84	$258,874	$(62,136)	85	$259,758	$(62,221)

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

As of June 30, 2025, 178 of First Guaranty's debt securities had unrealized losses totaling 12.7% of the individual securities' amortized cost basis and 8.9% of First Guaranty's total amortized cost basis of the investment securities portfolio. 129 of the 178 securities had been in a continuous loss position for over 12 months at such date. The 129 securities had an aggregate amortized cost basis of $337.0 million and an unrealized loss of $63.2 million at June 30, 2025. Management has the intent and ability to hold these debt securities until maturity or until anticipated recovery.

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

Corporate debt securities in a loss position consist primarily of corporate bonds issued by businesses in the financial, insurance, utility, manufacturing, industrial, consumer products and oil and gas industries. There were no held to maturity corporate securities with a credit related impairment loss at June 30, 2025. First Guaranty believes that the remaining issuers will be able to fulfill the obligations of these securities based on evaluations described above. First Guaranty has the ability and intent to hold these securities until they recover, which could be at their maturity dates.

There were no charge-offs recognized on securities during the six months ended June 30, 2025 and 2024. There were no provisions for credit losses recognized on securities during the six months ended June 30, 2025 and 2024.

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

At June 30, 2025, First Guaranty's exposure to bond issuers that exceeded 10% of shareholders' equity is below:

	At June 30, 2025
(in thousands)	Amortized Cost	Fair Value
U.S. Government Treasuries (U.S.)	$49,652	$49,615
Federal Home Loan Bank (FHLB)	32,354	26,603
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	100,926	74,363
Federal Farm Credit Bank (FFCB)	139,469	113,440
Government National Mortgage Association (Ginnie Mae-GNMA)	195,714	195,943
Total	$518,115	$459,964

Note 4. Loans

The following table summarizes the components of First Guaranty's loan portfolio as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$268,828	11.1%	$330,048	12.2%
Farmland	32,267	1.3%	35,991	1.3%
1- 4 Family	440,465	18.2%	450,371	16.7%
Multifamily	144,864	6.0%	165,121	6.1%
Non-farm non-residential	1,052,503	43.5%	1,159,842	42.9%
Total Real Estate	1,938,927	80.1%	2,141,373	79.2%
Non-Real Estate:
Agricultural	42,831	1.8%	40,722	1.5%
Commercial and industrial	238,144	9.9%	257,518	9.5%
Commercial leases	159,209	6.6%	220,200	8.2%
Consumer and other	38,240	1.6%	42,267	1.6%
Total Non-Real Estate	478,424	19.9%	560,707	20.8%
Total Loans Before Unearned Income	2,417,351	100.0%	2,702,080	100.0%
Unearned income	(6,846)		(8,300)
Total Loans Net of Unearned Income	$2,410,505		$2,693,780

Accrued interest receivable on First Guaranty's loans totaled $11.0 million and $13.4 million at June 30, 2025 and December 31, 2024, respectively, and is included in accrued interest receivable on the consolidated balance sheet. Accrued interest receivable is excluded from First Guaranty's estimate of the allowance for credit losses.

The following table summarizes fixed and floating rate loans by contractual maturity, excluding nonaccrual loans, as of June 30, 2025 and December 31, 2024 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	June 30, 2025			December 31, 2024
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$265,683	$238,435	$504,118	$240,685	$245,272	$485,957
More than one to five years	360,445	196,250	556,695	501,800	256,720	758,520
More than five to 15 years	58,660	250,433	309,093	62,412	293,173	355,585
Over 15 years	342,402	585,864	928,266	358,727	634,762	993,489
Subtotal	$1,027,190	$1,270,982	2,298,172	$1,163,624	$1,429,927	2,593,551
Nonaccrual loans			119,179			108,529
Total Loans Before Unearned Income			2,417,351			2,702,080
Unearned income			(6,846)			(8,300)
Total Loans Net of Unearned Income			$2,410,505			$2,693,780

Included in floating rate loans are loans that adjust to a floating rate following an initial fixed rate period. The initial fixed rate periods are typically one, three, or five years.

The following tables present the age analysis of past due loans at June 30, 2025 and December 31, 2024:

	As of June 30, 2025
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$98	$1,766	$1,864	$266,964	$268,828	$—
Farmland	381	1,785	2,166	30,101	32,267	—
1- 4 family	1,966	11,866	13,832	426,633	440,465	—
Multifamily	264	34,668	34,932	109,932	144,864	—
Non-farm non-residential	3,979	59,952	63,931	988,572	1,052,503	284
Total Real Estate	6,688	110,037	116,725	1,822,202	1,938,927	284
Non-Real Estate:
Agricultural	154	1,782	1,936	40,895	42,831	—
Commercial and industrial	379	5,567	5,946	232,198	238,144	—
Commercial leases	—	1,961	1,961	157,248	159,209	—
Consumer and other	637	116	753	37,487	38,240	—
Total Non-Real Estate	1,170	9,426	10,596	467,828	478,424	—
Total Loans Before Unearned Income	$7,858	$119,463	$127,321	$2,290,030	$2,417,351	$284
Unearned income					(6,846)
Total Loans Net of Unearned Income					$2,410,505

	As of December 31, 2024
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$1,562	$11,018	$12,580	$317,468	$330,048	$7,394
Farmland	—	2,619	2,619	33,372	35,991	—
1- 4 family	12,917	10,053	22,970	427,401	450,371	—
Multifamily	199	27,542	27,741	137,380	165,121	—
Non-farm non-residential	38,607	58,279	96,886	1,062,956	1,159,842	4,108
Total Real Estate	53,285	109,511	162,796	1,978,577	2,141,373	11,502
Non-Real Estate:
Agricultural	677	1,992	2,669	38,053	40,722	—
Commercial and industrial	1,293	6,762	8,055	249,463	257,518	—
Commercial leases	—	1,533	1,533	218,667	220,200	—
Consumer and other	860	233	1,093	41,174	42,267	—
Total Non-Real Estate	2,830	10,520	13,350	547,357	560,707	—
Total Loans Before Unearned Income	$56,115	$120,031	$176,146	$2,525,934	$2,702,080	$11,502
Unearned income					(8,300)
Total Loans Net of Unearned Income					$2,693,780

The tables above include $119.2 million and $108.5 million of nonaccrual loans at June 30, 2025 and December 31, 2024, respectively. See the tables below for more detail on nonaccrual loans.

The following is a summary of nonaccrual loans by class at the dates indicated:

	As of June 30, 2025
(in thousands)	With Related Allowance	Without Related Allowance	Total
Real Estate:
Construction & land development	$1,315	$451	$1,766
Farmland	273	1,512	1,785
1- 4 family	11,156	710	11,866
Multifamily	25,879	8,789	34,668
Non-farm non-residential	40,828	18,840	59,668
Total Real Estate	79,451	30,302	109,753
Non-Real Estate:
Agricultural	867	915	1,782
Commercial and industrial	1,882	3,685	5,567
Commercial leases	799	1,162	1,961
Consumer and other	116	—	116
Total Non-Real Estate	3,664	5,762	9,426
Total Nonaccrual Loans	$83,115	$36,064	$119,179

	As of December 31, 2024
(in thousands)	With Related Allowance	Without Related Allowance	Total
Real Estate:
Construction & land development	$697	$2,927	$3,624
Farmland	678	1,941	2,619
1- 4 family	7,309	2,744	10,053
Multifamily	25,986	1,556	27,542
Non-farm non-residential	7,976	46,195	54,171
Total Real Estate	42,646	55,363	98,009
Non-Real Estate:
Agricultural	729	1,263	1,992
Commercial and industrial	1,724	5,038	6,762
Commercial leases	—	1,533	1,533
Consumer and other	233	—	233
Total Non-Real Estate	2,686	7,834	10,520
Total Nonaccrual Loans	$45,332	$63,197	$108,529

The following table presents First Guaranty's loan portfolio by credit quality classification and origination year as of the date indicated:

	As of June 30, 2025
	Term Loans by Origination Year
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Real Estate:
Construction & land development:
Pass	$3,896	$17,997	$109,152	$53,692	$6,415	8,466	$6,825	$206,443
Special Mention	—	1,626	167	16,086	—	133	7,938	25,950
Substandard	1,312	—	34,191	795	137	—	—	36,435
Doubtful	—	—	—	—	—	—	—	—
Total Construction & land development	5,208	19,623	143,510	70,573	6,552	8,599	14,763	268,828
Current period gross charge-offs	—	—	—	5,794	—	—	—	5,794
Farmland
Pass	631	2,950	7,648	3,619	3,275	2,818	3,294	24,235
Special Mention	—	154	—	49	—	1,787	—	1,990
Substandard	—	2,864	381	24	—	2,773	—	6,042
Doubtful	—	—	—	—	—	—	—	—
Total Farmland	631	5,968	8,029	3,692	3,275	7,378	3,294	32,267
Current period gross charge-offs	—	—	—	—	—	—	—	—
1- 4 family
Pass	14,224	60,061	93,109	98,543	55,452	77,989	6,212	405,590
Special Mention	155	86	2,971	1,378	4,692	3,653	629	13,564
Substandard	2,138	23	4,567	4,532	2,900	6,372	427	20,959
Doubtful	—	—	—	73	85	120	74	352
Total 1- 4 family	16,517	60,170	100,647	104,526	63,129	88,134	7,342	440,465
Current period gross charge-offs	—	—	—	—	—	16	—	16
Multifamily
Pass	—	441	8,685	42,475	46,295	6,500	3,482	107,878
Special Mention	—	—	263	18	496	1,541	—	2,318
Substandard	—	—	25	34,643	—	—	—	34,668
Doubtful	—	—	—	—	—	—	—	—
Total Multifamily	—	441	8,973	77,136	46,791	8,041	3,482	144,864
Current period gross charge-offs	—	—	—	—	—	—	—	—
Non-farm non-residential
Pass	10,589	35,095	146,235	193,195	73,157	272,030	53,354	783,655
Special Mention	165	15,919	35,428	344	9,678	47,652	9,080	118,266
Substandard	792	11,278	20,709	34,677	40,010	37,712	5,339	150,517
Doubtful	—	—	—	—	—	65	—	65
Total non-farm non-residential	11,546	62,292	202,372	228,216	122,845	357,459	67,773	1,052,503
Current period gross charge-offs	—	—	—	33	—	—	—	33
Total Real Estate	33,902	148,494	463,531	484,143	242,592	469,611	96,654	1,938,927

Non-Real Estate:
Agricultural
Pass	691	1,815	2,022	3,171	2,842	3,481	19,523	33,545
Special Mention	79	106	74	1,883	—	202	294	2,638
Substandard	—	4	49	4,352	155	1,823	255	6,638
Doubtful	—	—	—	—	—	10	—	10
Total Agricultural	770	1,925	2,145	9,406	2,997	5,516	20,072	42,831
Current period gross charge-offs	—	169	—	—	—	—	—	169
Commercial and industrial
Pass	42,498	19,554	20,451	14,361	33,410	15,910	68,760	214,944

Special Mention	9	721	342	199	282	79	2,595	4,227
Substandard	34	3,932	46	791	833	774	12,563	18,973
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and industrial	42,541	24,207	20,839	15,351	34,525	16,763	83,918	238,144
Current period gross charge-offs	—	122	443	258	133	19	—	975
Commercial leases
Pass	2,293	39,393	52,728	22,417	22,940	—	—	139,771
Special Mention	—	—	—	17,477	—	—	—	17,477
Substandard	—	542	—	1,162	257	—	—	1,961
Doubtful	—	—	—	—	—	—	—	—
Total Commercial leases	2,293	39,935	52,728	41,056	23,197	—	—	159,209
Current period gross charge-offs	—	—	—	233	—	—	—	233
Consumer and other loans
Pass	4,590	5,191	12,711	2,427	2,093	10,475	—	37,487
Special Mention	—	—	28	32	85	14	—	159
Substandard	—	41	80	218	213	42	—	594
Doubtful	—	—	—	—	—	—	—	—
Total Consumer and other loans	4,590	5,232	12,819	2,677	2,391	10,531	—	38,240
Current period gross charge-offs	163	127	148	167	134	58	—	797
Total Non-Real Estate	50,194	71,299	88,531	68,490	63,110	32,810	103,990	478,424
Total Loans
Pass	79,412	182,497	452,741	433,900	245,879	397,669	161,450	1,953,548
Special Mention	408	18,612	39,273	37,466	15,233	55,061	20,536	186,589
Substandard	4,276	18,684	60,048	81,194	44,505	49,496	18,584	276,787
Doubtful	—	—	—	73	85	195	74	427
Total Loans Before Unearned Income	$84,096	$219,793	$552,062	$552,633	$305,702	$502,421	$200,644	$2,417,351
Unearned income								(6,846)
Total Loans Net of Unearned Income								$2,410,505
Total Current Period Gross Charge-offs	$163	$418	$591	$6,485	$267	$93	$—	$8,017

	As of December 31, 2024
	Term Loans by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Real Estate:
Construction & land development:
Pass	$18,411	$110,178	$135,554	$17,703	$1,728	4,422	$12,734	$300,730
Special Mention	609	16,956	91	—	81	64	30	17,831
Substandard	—	1,461	8,572	599	246	525	—	11,403
Doubtful	—	—	—	84	—	—	—	84
Total Construction & land development	19,020	128,595	144,217	18,386	2,055	5,011	12,764	330,048
Current period gross charge-offs	—	—	39	—	—	—	—	39
Farmland
Pass	2,373	11,976	3,499	3,312	1,599	1,922	2,865	27,546
Special Mention	3,029	—	57	—	1,656	76	—	4,818
Substandard	—	381	27	—	2,592	627	—	3,627
Doubtful	—	—	—	—	—	—	—	—
Total Farmland	5,402	12,357	3,583	3,312	5,847	2,625	2,865	35,991
Current period gross charge-offs	—	—	258	—	—	—	—	258

1- 4 family
Pass	62,044	98,098	101,780	63,313	36,285	47,263	9,896	418,679
Special Mention	431	1,644	1,775	326	2,383	2,320	1,039	9,918
Substandard	—	4,186	3,129	4,689	1,619	4,343	3,543	21,509
Doubtful	—	—	73	—	—	119	73	265
Total 1- 4 family	62,475	103,928	106,757	68,328	40,287	54,045	14,551	450,371
Current period gross charge-offs	—	—	174	59	5	796	—	1,034
Multifamily
Pass	446	9,196	44,395	48,143	14,607	5,135	4,419	126,341
Special Mention	—	—	7,100	506	—	1,577	—	9,183
Substandard	—	—	28,041	—	—	1,556	—	29,597
Doubtful	—	—	—	—	—	—	—	—
Total Multifamily	446	9,196	79,536	48,649	14,607	8,268	4,419	165,121
Current period gross charge-offs	—	—	—	—	—	—	—	—
Non-farm non-residential
Pass	68,227	202,084	250,338	95,588	96,967	251,914	38,698	1,003,816
Special Mention	—	4,390	354	8,509	1,067	34,467	9,208	57,995
Substandard	11,356	9,213	32,688	37,181	916	2,917	3,694	97,965
Doubtful	—	—	—	—	66	—	—	66
Total non-farm non-residential	79,583	215,687	283,380	141,278	99,016	289,298	51,600	1,159,842
Current period gross charge-offs	—	3,793	1,031	3,009	331	836	—	9,000
Total Real Estate	166,926	469,763	617,473	279,953	161,812	359,247	86,199	2,141,373

Non-Real Estate:
Agricultural
Pass	2,102	2,766	7,815	2,904	1,142	5,676	13,130	35,535
Special Mention	18	74	1,793	10	132	112	91	2,230
Substandard	169	51	—	663	128	1,915	12	2,938
Doubtful	—	—	—	—	—	19	—	19
Total Agricultural	2,289	2,891	9,608	3,577	1,402	7,722	13,233	40,722
Current period gross charge-offs	—	—	—	33	—	—	—	33
Commercial and industrial
Pass	27,172	26,410	19,230	39,601	30,833	13,946	80,769	237,961
Special Mention	4,082	660	78	91	38	80	306	5,335
Substandard	25	59	815	939	193	1,229	10,962	14,222
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and industrial	31,279	27,129	20,123	40,631	31,064	15,255	92,037	257,518
Current period gross charge-offs	185	702	913	563	2,168	342	—	4,873
Commercial leases
Pass	48,856	61,057	47,140	38,027	3,554	398	—	199,032
Special Mention	—	—	18,153	—	—	—	—	18,153
Substandard	—	—	3,015	—	—	—	—	3,015
Doubtful	—	—	—	—	—	—	—	—
Total Commercial leases	48,856	61,057	68,308	38,027	3,554	398	—	220,200
Current period gross charge-offs	—	—	—	—	—	—	—	—
Consumer and other loans
Pass	8,457	14,710	4,083	3,257	4,467	6,262	—	41,236
Special Mention	—	29	42	98	26	—	—	195
Substandard	96	176	276	221	29	38	—	836
Doubtful	—	—	—	—	—	—	—	—
Total Consumer and other loans	8,553	14,915	4,401	3,576	4,522	6,300	—	42,267
Current period gross charge-offs	438	802	1,013	693	283	125	—	3,354
Total Non-Real Estate	90,977	105,992	102,440	85,811	40,542	29,675	105,270	560,707
Total Loans

Pass	238,088	536,475	613,834	311,848	191,182	336,938	162,511	2,390,876
Special Mention	8,169	23,753	29,443	9,540	5,383	38,696	10,674	125,658
Substandard	11,646	15,527	76,563	44,292	5,723	13,150	18,211	185,112
Doubtful	—	—	73	84	66	138	73	434
Total Loans Before Unearned Income	$257,903	$575,755	$719,913	$365,764	$202,354	$388,922	$191,469	$2,702,080
Unearned income								(8,300)
Total Loans Net of Unearned Income								$2,693,780
Total Current Period Gross Charge-offs	$623	$5,297	$3,428	$4,357	$2,787	$2,099	$—	$18,591

Note 5. Allowance for Credit Losses on Loans

A summary of changes in the allowance for credit losses, by portfolio type, for the six months ended June 30, 2025 and 2024 are as follows:

	For the Six Months Ended June 30,
	2025
(in thousands)	Beginning Allowance (12/31/2024)	Charge-offs	Recoveries	Provision	Ending Allowance (6/30/2025)
Real Estate:
Construction & land development	$3,930	$(5,794)	$—	$5,504	$3,640
Farmland	50	—	—	122	172
1- 4 family	9,243	(16)	22	6,751	16,000
Multifamily	3,949	—	—	3,537	7,486
Non-farm non-residential	11,531	(33)	16	10,350	21,864
Total Real Estate	28,703	(5,843)	38	26,264	49,162
Non-Real Estate:
Agricultural	204	(169)	—	211	246
Commercial and industrial	1,994	(975)	52	4,616	5,687
Commercial leases	1,719	(233)	—	619	2,105
Consumer and other	1,337	(797)	319	457	1,316
Unallocated	854	—	—	(499)	355
Total Non-Real Estate	6,108	(2,174)	371	5,404	9,709
Total Loans	$34,811	$(8,017)	$409	$31,668	$58,871
Unfunded lending commitments	1,210	—	—	(510)	700
Total	$36,021	$(8,017)	$409	$31,158	$59,571

	For the Six Months Ended June 30,
	2024
(in thousands)	Beginning Allowance (12/31/2023)	Charge-offs	Recoveries	Provision	Ending Allowance (6/30/2024)
Real Estate:
Construction & land development	$5,845	$(39)	$1	$(919)	$4,888
Farmland	36	(258)	—	247	25
1- 4 family	6,653	(773)	7	763	6,650
Multifamily	1,614	—	—	101	1,715
Non-farm non-residential	10,596	(4,120)	21	2,440	8,937
Total Real Estate	24,744	(5,190)	29	2,632	22,215
Non-Real Estate:
Agricultural	97	(33)	18	20	102
Commercial and industrial	2,711	(3,570)	126	2,515	1,782
Commercial leases	1,948	—	—	(50)	1,898
Consumer and other	1,426	(2,259)	331	3,154	2,652
Unallocated	—	—	—	1,638	1,638
Total Non-Real Estate	6,182	(5,862)	475	7,277	8,072
Total Loans	$30,926	$(11,052)	$504	$9,909	$30,287
Unfunded lending commitments	2,810	—	—	(800)	2,010
Total	$33,736	$(11,052)	$504	$9,109	$32,297

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio and by recoveries. The result is an allocation of the credit loss reserve from one category to another.

A summary of the allowance along with loans and leases individually and collectively evaluated are as follows:

	As of June 30, 2025
(in thousands)	Allowance Individually Evaluated	Allowance Collectively Evaluated	Total Allowance for Credit Losses	Loans Individually Evaluated	Loans Collectively Evaluated	Total Loans before Unearned Income
Real Estate:
Construction & land development	$508	$3,132	$3,640	$19,380	$249,448	$268,828
Farmland	—	172	172	2,543	29,724	32,267
1- 4 family	1,294	14,706	16,000	8,362	432,103	440,465
Multifamily	6,255	1,231	7,486	34,643	110,221	144,864
Non-farm non-residential	10,099	11,765	21,864	74,489	978,014	1,052,503
Total Real Estate	18,156	31,006	49,162	139,417	1,799,510	1,938,927
Non-Real Estate:
Agricultural	—	246	246	915	41,916	42,831
Commercial and industrial	3,534	2,153	5,687	8,673	229,471	238,144
Commercial leases	542	1,563	2,105	1,704	157,505	159,209
Consumer and other	—	1,316	1,316	—	38,240	38,240
Unallocated	—	355	355	—	—	—
Total Non-Real Estate	4,076	5,633	9,709	11,292	467,132	478,424
Total	$22,232	$36,639	$58,871	$150,709	$2,266,642	2,417,351
Unearned Income						(6,846)
Total Loans Net of Unearned Income						$2,410,505

All loans individually evaluated for impairment as of June 30, 2025 were considered collateral dependent loans.

	As of December 31, 2024
(in thousands)	Allowance Individually Evaluated	Allowance Collectively Evaluated	Total Allowance for Credit Losses	Loans Individually Evaluated	Loans Collectively Evaluated	Total Loans before Unearned Income
Real Estate:
Construction & land development	$403	$3,527	$3,930	$10,724	$319,324	$330,048
Farmland	—	50	50	2,973	33,018	35,991
1- 4 family	430	8,813	9,243	3,174	447,197	450,371
Multifamily	2,942	1,007	3,949	27,516	137,605	165,121
Non-farm non-residential	1,229	10,302	11,531	54,201	1,105,641	1,159,842
Total Real Estate	5,004	23,699	28,703	98,588	2,042,785	2,141,373
Non-Real Estate:
Agricultural	129	75	204	2,151	38,571	40,722
Commercial and industrial	3	1,991	1,994	5,194	252,324	257,518
Commercial leases	—	1,719	1,719	3,015	217,185	220,200
Consumer and other	—	1,337	1,337	—	42,267	42,267
Unallocated	—	854	854	—	—	—
Total Non-Real Estate	132	5,976	6,108	10,360	550,347	560,707
Total	$5,136	$29,675	$34,811	$108,948	$2,593,132	2,702,080
Unearned Income						(8,300)
Total loans net of unearned income						$2,693,780

All loans individually evaluated for impairment as of December 31, 2024 were considered collateral dependent loans.

As of June 30, 2025 and December 31, 2024, First Guaranty had loans totaling $119.2 million and $108.5 million, respectively, not accruing interest. As of June 30, 2025, and December 31, 2024, First Guaranty had loans past due 90 days or more and still accruing interest totaling $0.3 million and $11.5 million, respectively. The average outstanding balance of nonaccrual loans for the six months ended June 30, 2025 was $126.4 million compared to $63.4 million for the year ended December 31, 2024.

The Bank held loans that were individually evaluated for impairment at June 30, 2025 for which the repayment, on the basis of the assessment at the reporting date, is expected to be provided substantially though the operation or sale of the collateral and the borrower is experiencing financial difficulty. The Allowance for Credit Losses for these collateral-dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the type of collateral that secure collateral dependent loans:

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

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

Occasionally, the Bank modifies loans to borrowers in financial distress by providing certain concessions, such as principal forgiveness, term extension, an other-than-insignificant payment delay, interest only for a specified period of time, an interest rate reduction, or a combination of such concessions. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. Upon the Bank’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is charged-off. Reportable modifications to borrowers experiencing financial difficulty (MEFD) during the six months ended June 30, 2025 consisted of a $16.6 million term extension. The bank had $0 unfunded commitments to borrowers whose terms have been modified as a reportable MEFD as of June 30, 2025.

As of June 30, 2025, there have been no loans that were modified with in the previous 12 months for which there has been payment default during the period.

Note 6. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment testing. Other intangible assets continue to be amortized over their useful lives. First Guaranty's goodwill is the difference in purchase price over the fair value of net assets acquired from its acquisition of Homestead Bancorp in 2007, Premier Bancshares, Inc. in 2017 and Union Bancshares, Incorporated in 2019. Goodwill totaled $12.9 million at June 30, 2025 and December 31, 2024. No impairment charges have been recognized on First Guaranty's intangible assets since acquisition. Loan servicing assets totaled $0.3 million at June 30, 2025 and $0.4 million at December 31, 2024. Other intangible assets recorded include core deposit intangibles, which are subject to amortization. The weighted-average amortization period remaining for First Guaranty's core deposit intangibles is 3.8 years at June 30, 2025. The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions.

Note 7. Other Real Estate (ORE)

Other real estate owned consists of the following at the dates indicated:

(in thousands)	June 30, 2025	December 31, 2024
Real Estate Owned Acquired by Foreclosure:
Residential	$192	$226
Construction & land development	7,384	3
Non-farm non-residential	81	90
Total Other Real Estate Owned and Foreclosed Property	7,657	319
Allowance for Other Real Estate Owned losses	—	—
Net Other Real Estate Owned and Foreclosed Property	$7,657	$319

Loans secured by one-to-four family residential properties in the process of foreclosure totaled $1.6 million as of June 30, 2025.

Note 8. Borrowings

During the quarter ended June 30, 2025, First Guaranty entered into an Exchange Agreement which provided for the exchange of certain floating rate subordinated debt due June 21, 2032, in the principal amount of $15.0 million, held by a related party for 1,981,506 shares of newly issued common stock of First Guaranty.

First Guaranty also entered into the amendments to the promissory note for the senior debt owed to a related party and subordinated note to a related party which allows First Guaranty to make payment of interest either in cash or shares of common stock for the period June 30, 2025 through March 30, 2026.

As of March 31, 2025, First Guaranty was not in compliance with one financial covenant under its credit agreement for its senior debt. First Guaranty’s adjusted Texas Ratio exceeded 35% at March 31, 2025. As a result, the interest rate on the senior loan was increased by one percent to 8.0% for the second quarter of 2025. The lender has provided a waiver for this covenant breach effective June 30, 2025 through March 31, 2026.

First Guaranty issued 36,060 shares of common stock for payment in kind ("PIK") interest due on the senior debt for the quarter ended June 30, 2025. First Guaranty issued 52,422 shares of common stock as PIK payments of interest on a $30.0 million subordinated debt for the quarter ended June 30, 2025.

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

Below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at June 30, 2025 and December 31, 2024:

Contract Amount

(in thousands)	June 30, 2025	December 31, 2024
Commitments to Extend Credit	$72,011	$134,178
Unfunded Commitments under lines of credit	$164,845	$186,006
Commercial and Standby letters of credit	$13,526	$13,576

Allowance For Credit Losses - Off- Balance-Sheet Credit Exposures

The provision for credit losses on unfunded commitments was a reversal of $0.5 million and $0.8 million for the six months ended June 30, 2025 and June 30, 2024, respectively. The ACL on off-balance-sheet credit exposures total $0.7 million at June 30, 2025 and $1.2 million at December 31, 2024 and is included in other liabilities on the accompanying consolidated balance sheets.

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

Note 10. Leases

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

First Guaranty recorded operating right-of-use ("ROU") assets and corresponding lease liabilities of $11.5 million and $11.5 million, respectively.

Information concerning First Guaranty’s leases is as follows:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Weighted-average lease term (in years)	13.8	4.0
Weighted-average discount rate	7.9%	2.9%

First Guaranty’s operating lease ROU assets were $11.3 million and $11.6 million at June 30, 2025 and December 31, 2024, respectively, and the related operating lease liabilities were $11.4 million and $11.6 million, respectively. The ROU asset is included in Other Assets on the balance sheet, and the related operating lease liabilities are included in Other liabilities.

Operating lease expense, including short-term leases, is included in occupancy expense in the amount of $0.8 million and $0.2 million for the six months end June 30, 2025 and 2024, respectively. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Cash payment for amounts included in the measurement of lease liabilities of $0.7 million and $59,000 were included in operating cash flows for the respective six-month periods.

The following table reports minimum lease payments under non-cancelable operating leases at June 30, 2025:

(in thousands)
2025	$703
2026	1,406
2027	1,406
2028	1,351
2029	1,307
Thereafter	12,797
Total lease payments	18,970
Less: interest	(7,563)
Present value of lease liabilities	$11,407

Note 11. Fair Value Measurements

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified within Level 3 in First Guaranty's portfolio as of June 30, 2025 includes corporate debt and municipal securities.

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

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	June 30, 2025	December 31, 2024
Available for Sale Securities Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$49,615	$147,780
Level 2: Significant Other Observable Inputs	342,139	127,222
Level 3: Significant Unobservable Inputs	5,819	6,095
Securities available for sale measured at fair value	$397,573	$281,097

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

The change in Level 1 securities available for sale from December 31, 2024 to June 30, 2025 was due to a net decrease in Treasury bills of $98.2 million. There were no transfers between Level 2 and Level 3 from December 31, 2024 to June 30, 2025. There were no transfers between Level 1 and 2 securities available for sale from December 31, 2024 to June 30, 2025.

The following table reconciles assets measured at fair value on a recurring basis using unobservable inputs (Level 3):

Level 3 Changes
(in thousands)	June 30, 2025
Balance, beginning of year	$6,095
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	51
Purchases, sales, issuances and settlements, net	(327)
Transfers in and/or out of Level 3	—
Balance as of end of period	$5,819

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held as of June 30, 2025.

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of June 30, 2025 and December 31, 2024, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At June 30, 2025	At December 31, 2024
Fair Value Measurements Using: Loans Individually Evaluated for Impairment
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	—	—
Level 3: Significant Unobservable Inputs	73,019	50,449
Loans individually evaluated for impairment measured at fair value	$73,019	$50,449

Fair Value Measurements Using: Other Real Estate Owned
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	7,657	319
Level 3: Significant Unobservable Inputs	—	—
Other real estate owned measured at fair value	$7,657	$319

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

Note 12. Financial Instruments

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

These items are generally short-term and the carrying amounts reported in the consolidated balance sheets are a reasonable estimation of the fair values. Cash and due from bank for the purposes of the Consolidated Statements of Cash Flows include cash on hand, balances due from banks: which includes non-interest and interest-bearing accounts, and federal funds sold, all of which mature within ninety days.

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

The carrying amounts and estimated fair values of financial instruments at June 30, 2025 were as follows:

	Fair Value Measurements at June 30, 2025 Using
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets
Cash and due from banks	$714,313	$714,313	$—	$—	$714,313
Federal funds sold	557	557	—	—	557
Securities, available for sale	397,573	49,615	342,139	5,819	397,573
Securities, held for maturity	322,149	—	260,080	—	260,080
Loans held for sale	—	—	—	—	—
Loans, net	2,351,634	—	—	2,316,332	2,316,332
Accrued interest receivable	13,305	—	—	13,305	13,305

Liabilities
Deposits	$3,481,338	$—	$—	$3,488,045	3,488,045
Repurchase agreements	7,117	—	—	7,134	7,134
Accrued interest payable	19,498	—	—	19,498	19,498
Long-term advances from Federal Home Loan Bank	135,000	—	—	136,225	136,225
Senior long-term debt	14,186	—	—	14,266	14,266
Junior subordinated debentures	29,775	—	—	29,775	29,775

The carrying amounts and estimated fair values of financial instruments at December 31, 2024 were as follows:

		Fair Value Measurements at December 31, 2024 Using
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets
Cash and due from banks	$563,778	$563,778	$—	$—	$563,778
Federal funds sold	430	430	—	—	430
Securities, available for sale	281,097	147,780	127,222	6,095	281,097
Securities, held for maturity	321,622	—	251,458	—	251,458
Loans, net	2,658,969	—	—	2,508,440	2,508,440
Accrued interest receivable	14,850	—	—	14,850	14,850

Liabilities
Deposits	$3,476,260	$—	$—	$3,475,411	3,475,411
Repurchase agreements	7,009	—	—	7,005	7,005
Accrued interest payable	20,437	—	—	20,437	20,437
Long-term advances from Federal Home Loan Bank	135,000	—	—	134,977	134,977
Senior long-term debt	15,169	—	—	15,274	15,274
Junior subordinated debentures	44,745	—	—	45,000	45,000

There is no material difference between the contract amount and the estimated fair value of off-balance sheet items that are primarily comprised of short-term unfunded loan commitments that are generally at market prices.

Note 13. Segment Reporting

First Guaranty is engaged in a single line of business as a financial institution, which provides a full range of banking, financial and trust services to state, county and local government entities and individuals and small and commercial businesses. First Guaranty has identified its President and Chief Executive Officer as the chief operating decision maker (“CODM”), who uses consolidated net income (see Consolidated Statements of Income) to determine how resources should be allocated and manage First Guaranty. First Guaranty’s operations constitute a single operating segment and therefore, a single reportable segment, because the CODM manages the business activities using information of First Guaranty as a whole. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies described in Note 1 included in Form 10-K for the year ended December 31, 2024. First Guaranty’s most significant reported source of income and expense are interest income and interest expense (see Consolidated Statements of Income). The remaining significant segment income and expenses are described in the Consolidated Statements of Income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of First Guaranty's financial condition and results of operations is intended to highlight the significant factors affecting First Guaranty's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data at June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly First Guaranty's financial position and results of operations for such periods.

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

Second Quarter and Six Months Ended June 30, 2025, Financial Overview

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

Financial highlights for the second quarter and six months ended June 30, 2025 are as follows:

•First Guaranty continued with its business strategy to reduce risk in the loan portfolio during the second quarter of 2025. Non-performing assets were reduced by $6.8 million as compared to March 31, 2025. This was primarily accomplished through a successful workout structure associated with a previous commercial real estate loan on non-accrual collateralized by an assisted living center loan located in Alabama. Additionally, in July 2025 First Guaranty sold an $8.8 million non-accrual loan secured by a shopping center located in the Mid-West. First Guaranty’s largest OREO property, a $7.4 million land development loan in Texas, is under a sales agreement with an anticipated sale in the fourth quarter of 2025.

•First Guaranty recorded a provision to the credit allowance of $16.6 million for the second quarter of 2025. The primary driver for the provision was related to specific reserves on individually evaluated loans and increased reserves due to the recent loan portfolio trends. First Guaranty’s allowance for credit losses was 2.44% of total loans as of June 30, 2025. Subsequent to the filing of First Guaranty’s press release on July 31, 2025 First Guaranty made an additional provision of $1.9 million to the credit allowance. The additional provision was associated with two loans that were individually evaluated for impairment.

•First Guaranty continued with its expense reduction plans in the second quarter of 2025. Noninterest expense totaled $17.3 million in the second quarter of 2025, a decline of $0.8 million compared to the first quarter of 2025. The decline was primarily due to reduced personnel expense and reduced professional fees as the bank did not sell any loans in the second quarter. Comparing the second quarter of 2025 with the second quarter of 2024, First Guaranty reduced noninterest expense by $3.3 million. This translates into an annual run rate savings of approximately $13.4 million which is line with First Guaranty’s strategic plans previously announced in the second quarter of 2024.

•First Guaranty loan balances declined to $2.41 billion at June 30, 2025 compared to $2.51 billion at March 31, 2025, $2.69 billion at December 31, 2024, and $2.77 billion at September 30, 2024. The reduction in loan balances occurred due to participations, payoffs, write offs, loan sales and loan amortization. The continued reduction was part of First Guaranty’s strategy to reduce loan concentration risk particularly related to commercial real estate loans. Total real estate secured loans declined to $1.94 billion at June 30, 2025 compared to $2.02 billion at March 31, 2025, $2.14 billion at December 31, 2024 and $2.16 billion at September 30, 2024. First Guaranty’s unfunded loan commitments for commercial real estate construction declined to $35 million at June 30, 2025 compared to $58 million at March 31, 2025, $72 million at December 31, 2024 and $108 million at September 30, 2024. First Guaranty anticipates continuing to reduce commercial real estate secured loans in 2025.

•Total assets decreased $3.1 million and were $4.0 billion at June 30, 2025 to December 31, 2024. Total loans at June 30, 2025 were $2.4 billion, a decrease of $283.3 million, or 10.5%, compared with December 31, 2024. Total deposits were $3.5 billion at June 30, 2025, a decrease of $5.1 million, or 0.1%, compared with December 31, 2024. Retained earnings were $58.1 million at June 30, 2025, a decrease of $14.9 million compared to $73.0 million at December 31, 2024. Shareholders' equity was $263.1 million and $255.0 million at June 30, 2025 and December 31, 2024, respectively.

•Net (loss) income for the three months ended June 30, 2025 and 2024 was $(7.3) million and $7.2 million respectively, a decrease of $14.5 million. Net (loss) income for the six months ended June 30, 2025 and 2024 was $(13.5) million and $9.5 million, respectively, a decrease of $23.0 million. The provision for credit losses was the primary driver for the loss as net interest income and noninterest income were stable for the quarter and noninterest expense declined. Net (loss) income for the three and six months ended June 30, 2025 decreased by $1.5 million subsequent to the filing of First Guaranty's press release on July 31, 2025 as a result of the additional provision for credit losses noted above.

•(Loss) earnings per common share were $(0.61) and $0.53 for the three months ended June 30, 2025 and 2024, respectively. Total weighted average shares outstanding were 12,910,785 and 12,504,717 for the three months ended June 30, 2025 and 2024, respectively. (Loss) earnings per common share were $(1.15) and $0.67 for the six months ended June 30, 2025 and 2024, respectively. Total weighted average shares outstanding were 12,709,905 and 12,497,313 for the six months ended June 30, 2025 and 2024, respectively. The change in shares was primarily due to the conversion of $15.0 million in subordinated debt for common stock and the issuance of 358,680 shares of common stock under private placement during the second quarter of 2025.

•The allowance for credit losses was $58.9 million or 2.44% of total loans at June 30, 2025 compared to $34.8 million or 1.29% at December 31, 2024.

•Net interest income for the three months ended June 30, 2025 was $22.2 million compared to $21.2 million for the three months ended June 30, 2024. Net interest income for the six months ended June 30, 2025 was $44.5 million compared to $43.2 million for the six months ended June 30, 2024.

•The provision for credit losses for the three months ended June 30, 2025 was $16.6 million compared to $6.8 million for the three months ended June 30, 2024. The provision for credit losses for the six months ended June 30, 2025 was $31.2 million compared to $9.1 million for the six months ended June 30, 2024.

•Charge-offs were $1.1 million during the three months ended June 30, 2025 and $8.8 million during the same period in 2024. Recoveries totaled $0.2 million during the three months ended June 30, 2025 and $0.3 million during the same period in 2024. Charge-offs were $8.0 million during the six months ended June 30, 2025 and $11.1 million during the same period in 2024. Recoveries totaled $0.4 million during the six months ended June 30, 2025 and $0.5 million during the same period in 2024.

•First Guaranty had $7.7 million of other real estate owned as of June 30, 2025 compared to $0.3 million at December 31, 2024. $7.4 million of other real estate owned as of June 30, 2025 is comprised of a land development project that is under contract to be sold in the fourth quarter of 2025.

•The net interest margin for the three months ended June 30, 2025 was 2.34% which was a decrease of 14 basis points from the net interest margin of 2.48% for the same period in 2024. The net interest margin for the six months ended June 30, 2025 was 2.35% which was a decrease of 18 basis points from the net interest margin of 2.53% for the same period in 2024. Loans as a percentage of average interest earning assets decreased to 66.5% at June 30, 2025 compared to 81.1% at June 30, 2024.

•Investment securities net of the allowance for credit losses totaled $719.7 million at June 30, 2025, an increase of $117.0 million when compared to $602.7 million at December 31, 2024. At June 30, 2025, available for sale securities, at fair value, totaled $397.6 million, an increase of $116.5 million when compared to $281.1 million at December 31, 2024. At June 30, 2025, held to maturity securities, at amortized cost and net of the allowance for credit losses totaled $322.1 million, an increase of $0.5 million when compared to $321.6 million at December 31, 2024. The allowance for credit losses for HTM securities was $0.2 million at June 30, 2025 and December 31, 2024.

•Total loans net of unearned income were $2.4 billion at June 30, 2025, a net decrease of $283.3 million from December 31, 2024. Total loans net of unearned income are reduced by the allowance for credit losses which totaled $58.9 million at June 30, 2025 and $34.8 million at December 31, 2024, respectively.

•Nonaccrual loans increased $10.7 million to $119.2 million at June 30, 2025 compared to $108.5 million at December 31, 2024. Nonaccrual loans decreased $14.2 million when compared to March 31, 2025.

•At June 30, 2025, the largest 6 non-performing loan relationships comprise 75% of total non-performing loans. Additional details on the non-performing relationships are as follows:
1.A $27.5 million loan relationship secured by an independent living center located in Louisiana; the loan was placed on nonaccrual in the fourth quarter of 2024.
2.A $25.9 million loan relationship secured by a multifamily apartment complex located in Texas; the loan was placed on nonaccrual in the fourth quarter of 2024.
3.A $15.6 million loan relationship secured by an assisted living center located in Louisiana; the loan was placed on nonaccrual in the second quarter of 2025.
4.A $8.8 million loan relationship was placed on nonaccrual at June 30, 2024. The loan relationship originally totaled $37.0 million and was secured by five retail shopping center properties located in the Midwest. First Guaranty initiated liquidation of the collateral with two properties sold in the fourth quarter of 2024 and two properties sold in the first quarter of 2025. The proceeds, net of charge-offs, reduced the balance to $8.8 million at June 30, 2025. This loan was subsequently sold and paid off in full during July 2025.
5.A $6.7 million loan relationship secured by a multifamily apartment complex located in Texas; the loan was placed on nonaccrual in the second quarter of 2025.
6.A $5.2 million loan relationship was placed on nonaccrual during the second quarter of 2025. The loan is secured by multifamily apartment complexes located in Louisiana.

•First Guaranty charged off $1.1 million in loan balances during the second quarter of 2025. The details of the $1.1 million in charged-off loans were as follows:
1.First Guaranty charged off $0.2 million in consumer loans during the second quarter of 2025. The consumer loan charge offs included $0.1 million in credit card loans, $0.1 million of loans secured by automobiles or equipment, and $0.1 million in unsecured loans.
2.First Guaranty charged off $0.3 million on a commercial and industrial loan during the second quarter of 2025. This relationship had no remaining principal balance as of June 30, 2025.
3.First Guaranty charged off $0.2 million on a commercial lease loan relationship during the second quarter of 2025. This relationship had a remaining principal balance of $1.2 million as of June 30, 2025.
4.Smaller loans and overdrawn deposit accounts comprised the remaining $0.4 million of charge-offs for the second quarter of 2025.

•Noninterest expense totaled $17.3 million for the second quarter of 2025, $18.0 million for the first quarter of 2025, $17.9 million for the fourth quarter of 2024, $19.7 million for the third quarter of 2024, and $20.6 million for the second quarter of 2024. Full time equivalent employees totaled 360 at June 30, 2025. Full time equivalent employees totaled 380 at March 31, 2025, 399 at December 31, 2024, and 495 at June 30, 2024.

•Return on average assets for the three months ended June 30, 2025 and 2024 was (0.75)% and 0.81%, respectively. Return on average assets for the six months ended June 30, 2025 and 2024 was (0.69)% and 0.54%, respectively. Return on average common equity for the three months ended June 30, 2025 and 2024 was (14.33)% and 12.16%, respectively. Return on average common equity for the six months ended June 30, 2025 and 2024 was (13.31)% and 7.66% respectively. Return on average assets is calculated by dividing annualized net income by average assets. Return on average common equity is calculated by dividing annualized net income by average common equity.

•Book value per common share was $15.21 as of June 30, 2025 compared to $17.75 as of December 31, 2024. The decrease was due primarily to the decrease in retained earnings and recent issuance of new shares, partially offset by changes in accumulated other comprehensive income ("AOCI").

AOCI is comprised of unrealized gains and losses on available for sale securities, including unrealized losses on available for sale securities at the time of transfer to held to maturity.

•First Guaranty sold 161,760 shares of its common stock in a private placement to directors and officers of First Guaranty and First Guaranty Bank at a price of $8.10 per share. The proceeds from the private placement will be used for general corporate purposes.

•First Guaranty issued 1,981,506 shares of its common stock in exchange for $15.0 million of subordinated debt and the payment of interest thereon. The subordinated debt was previously held by Edgar R. Smith, III, a director of First Guaranty Bancshares.

•First Guaranty issued an aggregate of 88,482 shares of its common stock to Smith & Tate Investment, LLC. 36,060 shares of common stock were issued as payment of interest on senior debt held by Smith & Tate Investment, LLC, and 52,422 shares of common stock were issued as payment of interest due on $30.0 million of subordinated debt held by Smith & Tate Investment, LLC. Smith & Tate Investment, LLC is a company controlled by Edgar R. Smith, III, a director of First Guaranty Bancshares.

•First Guaranty's Board of Directors declared cash dividends of $0.01 and $0.16 per common share in the second quarter of 2025 and 2024. The reduction in the common stock dividend payment was done in order to increase capital as part of First Guaranty’s new business strategy announced in the third quarter of 2024. First Guaranty has paid 128 consecutive quarterly dividends as of June 30, 2025.

•First Guaranty paid preferred stock dividends of $1.2 million during the first six months of 2025 and 2024.

Financial Condition

Changes in Financial Condition from December 31, 2024 to June 30, 2025

Assets

Total assets at June 30, 2025 were $4.0 billion, a decrease of $3.1 million from December 31, 2024. Assets decreased primarily due to a decrease in net loans of $307.3 million partially offset by increases in cash and cash equivalents of $150.7 million and investment securities of $117.0 million at June 30, 2025 compared to December 31, 2024.

Loans

Net loans decreased $307.3 million, or 11.6%, to $2.4 billion at June 30, 2025 from December 31, 2024. Non-farm non-residential loan balances decreased $107.3 million due to the sale of loans and paydowns. Construction and land development loans decreased $61.2 million principally due to the sale of loans and the conversion of existing loans to permanent financing. Commercial lease loan balances decreased $61.0 million primarily due to paydowns on the existing lease portfolio. First Guaranty's commercial lease portfolio generally has higher yields than commercial real estate loans but shorter average lives. Multifamily loans decreased $20.3 million primarily due to paydowns. Commercial and industrial loans decreased $19.4 million primarily due to paydowns. One-to-four family residential loans decreased $9.9 million primarily due to paydowns. Farmland loans decreased $3.7 million primarily due to seasonal activity. Consumer and other loans decreased $4.0 million primarily due to paydowns. Agricultural loans increased $2.1 million due to seasonal activity. First Guaranty had approximately 3.7% of funded and 1.6% of unfunded commitments in our loan portfolio to businesses engaged in support or service activities for oil and gas operations. First Guaranty's hotel and hospitality portfolio totaled $164.3 million at June 30, 2025. As part of the management of risks in our loan portfolio, First Guaranty had previously established an internal guidance limit of approximately $200.0 million for its hotel and hospitality portfolio. First Guaranty had $311.1 million in loans related to our Texas markets at June 30, 2025 compared to $407.1 million at December 31, 2024. First Guaranty had $330.9 million in loans related to our Mideast markets in Kentucky and West Virginia at June 30, 2025 compared to $335.5 million at December 31, 2024. Syndicated loans at June 30, 2025 were $52.7 million, of which $24.2 million were shared national credits. Syndicated loans decreased $1.2 million from $53.9 million at December 31, 2024.

As of June 30, 2025, 80.1% of our loan portfolio was secured by real estate. The largest portion of our loan portfolio, at 43.5% as of June 30, 2025, was non-farm non-residential loans secured by real estate. Approximately 55.3% of the loan portfolio was based on a floating rate tied to the prime rate, Secured Overnight Financing Rate ("SOFR"), or Treasury rates as of June 30, 2025. 46.2% of the loan portfolio is scheduled to mature within five years from June 30, 2025.

Commercial real estate (“CRE”) has received increased regulatory scrutiny in recent quarters due to valuation concerns associated with the increase in market interest rates and the impact of the COVID-19 pandemic. First Guaranty has utilized enhanced risk management practices for CRE concentration analysis for several years. First Guaranty Bank’s credit department conducts an annual stress test for CRE related loans that is presented to the Bank’s board of directors. The stress test analyzes the impact of changes in interest rates and cash flow on loan customers with credit exposures of $2.5 million or greater. First Guaranty generally requires personal guarantees on CRE loans. First Guaranty generally approves CRE loans with loan-to-values of 80% or less. First Guaranty also generally requires for construction related CRE loans that the borrower provides their equity contribution upfront before loan funds are advanced. First Guaranty modified its business strategy in 2024 to reduce exposure to commercial real estate related loans, particularly loans secured by non-owner occupied properties and construction loans for commercial real estate. First Guaranty continued this strategy in 2025.

First Guaranty has diversified its CRE portfolio across both industries and geographic location. The following is a summary of the largest CRE related loans associated with hotel and motels, office properties, apartment complexes, healthcare related properties, and properties under construction as of June 30, 2025. First Guaranty generally does not finance multi-story office buildings in major metropolitan areas. The largest CRE loan secured by a hotel or motel totaled $19.7 million. The property is a flagged hotel located in Texas. The largest CRE loan secured by an office related property totaled $21.1 million and is located in West Virginia. The largest CRE loan secured by an apartment complex totaled $40.9 million and is located in Louisiana. The largest healthcare related loan is a $27.5 million property secured by an independent living center located in Louisiana. This healthcare loan is in non-accrual status. The largest CRE loan under construction totaled $32.0 million for an apartment complex and is secured by a property located in Texas.

The increase in classified assets at June 30, 2025 as compared to December 31, 2024 was due to a $91.7 million increase in substandard loans. The increase in substandard loans was primarily the result of downgrades during the first quarter of 2025 of two non-farm non-residential loan relationships totaling $15.6 million and $14.1 million, from pass to substandard status, one construction and land development loan totaling $16.1 million, from special mention to substandard, and one commercial loan relationship totaling $11.1 million, from pass to substandard. Additionally, the downgrade of one non-farm non-residential loan totaling $13.6 million, from pass to substandard, during the second quarter of 2025. Special mention loans increased by $60.9 million in 2025. The increase in special mention loans was primarily the result of downgrade of two non-farm non-residential loan relationships, with balances of $26.4 million and $19.9 million, during the first quarter of 2025, and the downgrade of one construction and land development loan relationship totaling $11.0 million, during the second quarter of 2025, all from pass to special mention status.

Net loans are reduced by the allowance for credit losses which totaled $58.9 million at June 30, 2025 and $34.8 million at December 31, 2024. Loan charge-offs were $8.0 million during the first six months of 2025 and $11.1 million during the same period in 2024. Recoveries totaled $0.4 million during the first six months of 2025 and $0.5 million during the same period in 2024. The provision for credit losses totaled $31.2 million for the first six months of 2025 and $9.1 million for the same period in 2024. See Note 4 of the Notes to Consolidated Financial Statements for more information on loans and Note 5 for more information on the allowance for credit losses.

Investment Securities

Investment securities net of the allowance for credit losses at June 30, 2025 totaled $719.7 million, an increase of $117.0 million compared to $602.7 million at December 31, 2024. The portfolio consists of both available for sale (AFS) and held to maturity securities (HTM). The securities designated as held to maturity are agency and corporate debt securities that are part of First Guaranty’s investment strategy and public funds collateralization program. We purchase securities for our investment portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and meet pledging requirements for public funds and borrowings.

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

Our available for sale securities portfolio totaled $397.6 million at June 30, 2025, an increase of $116.5 million, or 41.4%, compared to $281.1 million at December 31, 2024. The increase was primarily due to the purchase of collateralized mortgage obligations and mortgage-backed securities. In the second quarter of 2025, First Guaranty has primarily purchased U.S. Government securities and U.S. Government mortgage-backed and collateralized mortgage obligations.

Our held to maturity securities portfolio net of the allowance for credit losses totaled $322.1 million at June 30, 2025, an increase of $0.5 million, or 0.2%, compared to $321.6 million at December 31, 2024.

At June 30, 2025, $50.7 million, or 7.0%, of the securities portfolio was scheduled to mature in less than one year. $29.0 million, or 4.0%, of the securities portfolio, not including collateralized mortgage obligations and mortgage-backed securities, were scheduled to mature between one and five years. The majority of these securities were corporate bonds. $136.5 million, or 19.0%, of the securities portfolio, not including collateralized mortgage obligations and mortgage-backed securities, were scheduled to mature between five and ten years. Securities, not including collateralized mortgage obligations and mortgage-backed securities, with contractual maturity dates over 10 years totaled $182.3 million, or 25.3%, of the total securities portfolio at June 30, 2025. The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates. Prepayments of mortgages that collateralize mortgage-backed securities also affect the maturity of the securities portfolio. Based on internal forecasts as of June 30, 2025, management believes that the securities portfolio has a forecasted weighted average life of approximately 7.01 years based on the current interest rate environment. The portfolio had an estimated effective duration of 5.24 years at June 30, 2025.

There were no credit related impairment of available for sale securities during the six months ended June 30, 2025 or 2024. The allowance for credit losses for held to maturity securities was $0.2 million at June 30, 2025 and December 31, 2024.

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

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

(in thousands)	June 30, 2025	December 31, 2024
Nonaccrual loans:
Real Estate:
Construction and land development	$1,766	$3,624
Farmland	1,785	2,619
1- 4 family	11,866	10,053
Multifamily	34,668	27,542
Non-farm non-residential	59,668	54,171
Total Real Estate	109,753	98,009
Non-Real Estate:
Agricultural	1,782	1,992
Commercial and industrial	5,567	6,762
Commercial leases	1,961	1,533
Consumer and other	116	233
Total Non-Real Estate	9,426	10,520
Total nonaccrual loans	119,179	108,529

Loans 90 days and greater delinquent & accruing:
Real Estate:
Construction and land development	—	7,394
Farmland	—	—
1- 4 family	—	—
Multifamily	—	—
Non-farm non-residential	284	4,108
Total Real Estate	284	11,502
Non-Real Estate:
Agricultural	—	—
Commercial and industrial	—	—
Commercial leases	—	—
Consumer and other	—	—
Total Non-Real Estate	—	—
Total loans 90 days and greater delinquent & accruing	284	11,502

Total nonperforming loans	119,463	120,031

Real Estate Owned:
Construction and land development	7,384	3
Farmland	—	—
1- 4 family	192	226
Multifamily	—	—
Non-farm non-residential	81	90
Total Real Estate Owned	7,657	319

Total nonperforming assets	$127,120	$120,350

Nonperforming assets to total loans	5.27%	4.47%
Nonperforming assets to total assets	3.20%	3.03%
Nonperforming loans to total loans	4.96%	4.46%
Nonaccrual loans to total loans	4.94%	4.03%
Allowance for credit losses to nonaccrual loans	49.40%	32.08%
Net loan charge-offs to average loans	0.60%	0.64%

At June 30, 2025, nonperforming assets totaled $127.1 million, or 3.20% of total assets, compared to $120.4 million, or 3.03%, of total assets at December 31, 2024, which represented an increase of $6.8 million, or 5.6%. The increase in nonperforming assets occurred primarily due to an increase in nonaccrual loans and other real estate, partially offset by a decrease in loans 90 days greater delinquent. Nonperforming loans included loans previously classified as purchase credit deteriorated following the adoption of CECL.

Nonaccrual loans increased from $108.5 million at December 31, 2024 to $119.2 million at June 30, 2025. Nonaccrual loans included $3.5 million in loans with a government guarantee. These are structured as net loss guarantees in which up to 90% of loss exposure is covered.

At June 30, 2025, loans 90 days or greater delinquent and still accruing totaled $0.3 million, a decrease of $11.2 million compared to $11.5 million at December 31, 2024. The decrease in loans 90 days or greater delinquent and still accruing was attributed to moving those loans to nonaccrual, and was concentrated primarily in non-farm non-residential and construction and land development loans.

Other real estate owned totaled $7.7 million at June 30, 2025, an increase of $7.3 million compared to $0.3 million at December 31, 2024. $7.4 million of other real estate owned as of June 30, 2025 is comprised of a land development project that is under contract to be sold in the fourth quarter of 2025.

At June 30, 2025, the largest 6 non-performing loan relationships comprise 75% of total non-performing loans. Additional details on the non-performing relationships are as follows:
1.A $27.5 million loan relationship secured by an independent living center located in Louisiana; the loan was placed on nonaccrual in the fourth quarter of 2024.
2.A $25.9 million loan relationship secured by a multifamily apartment complex located in Texas; the loan was placed on nonaccrual in the fourth quarter of 2024.
3.A $15.6 million loan relationship secured by an assisted living center located in Louisiana; the loan was placed on nonaccrual in the second quarter of 2025.
4.A $8.8 million loan relationship was placed on nonaccrual at June 30, 2024. The loan relationship originally totaled $37.0 million and was secured by five retail shopping center properties located in the Midwest. First Guaranty initiated liquidation of the collateral with two properties sold in the fourth quarter of 2024 and two properties sold in the first quarter of 2025. The proceeds, net of charge-offs, reduced the balance to $8.8 million at June 30, 2025. This loan was subsequently sold and paid off in full during July 2025.
5.A $6.7 million loan relationship secured by a multifamily apartment complex located in Texas; the loan was placed on nonaccrual in the second quarter of 2025.
6.A $5.2 million loan relationship was placed on nonaccrual during the second quarter of 2025. The loan is secured by multifamily apartment complexes located in Louisiana.

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

The allowance for credit losses on loans was $58.9 million, or 2.44% of total loans, and 49.3% of nonperforming loans at June 30, 2025.

Comparing June 30, 2025 to December 31, 2024, there were changes within the specific components of the allowance balance.

A provision for credit losses of $31.2 million was made during the six months ended June 30, 2025 and $9.1 million for the same period in 2024. The $31.2 million provision made in 2025 included a $0.5 million negative provision for credit losses related to unfunded commitments. First Guaranty's unfunded commitments declined during the first six months of 2025 which resulted in a reduced liability. The provisions made were taken to provide for current credit losses and to maintain the allowance proportionate to risks inherent in the loan portfolio.

The loan portfolio factors in the first six months of 2025 that primarily affected the allocation of the allowance included the following:

•Construction and land development loans decreased during the first six months of 2025 due to the sale of loans. The allowance decrease was due primarily to charge-offs of the portfolio.

•One-to-four family residential loans decreased $9.9 million during the first six months of 2025. The allowance increase related to this portfolio was due to changes in the qualitative analysis of the portfolio, and a $0.9 million increase in the allowance for loan individually evaluated.

•Multifamily loans decreased $20.3 million during the first six months of 2025. The allowance increase related to this portfolio was due to changes in the qualitative analysis of the portfolio, and a $3.3 million increase in the allowance for loan individually evaluated.

•Non-farm non-residential loans decreased by $107.3 million during the first six months of 2025. The allowance increase related to this portfolio was due to changes in the qualitative analysis of the portfolio related to economic conditions, and a $8.9 million increase in the allowance for loans individually evaluated.

•Commercial and industrial loans decreased $19.4 million during the first six months of 2025. The allowance increase related to this portfolio was due to changes in the qualitative analysis of the portfolio, and a $3.5 million increase in the allowance for loans individually evaluated.

•Commercial leases decreased $61.0 million during the first six months of 2025. The allowance increase related to this portfolio was due to changes in the qualitative analysis of the portfolio.

•Consumer and other loans decreased $4.0 million during the first six months of 2025. The decrease in the related loan loss allowance balance was due primarily to charge-offs and qualitative analysis of the portfolio.

First Guaranty charged off $8.0 million in loan balances during the first six months of 2025. The details of the $8.0 million in charged-off loans were as follows:

1.First Guaranty charged off $0.6 million in consumer loans during the first six months of 2025. The consumer loan charge offs included $0.1 million in credit card loans, $0.2 million of loans secured by automobiles or equipment, and $0.3 million in unsecured loans.
2.First Guaranty charged off $4.9 million on a construction and land development loan that was subsequently sold during the first quarter of 2025. This relationship had no remaining principal balance as of June 30, 2025.
3.First Guaranty charged off $0.9 million on a construction and land development loan that was subsequently sold during the first quarter of 2025. This relationship had no remaining principal balance as of June 30, 2025.
4.First Guaranty charged off $0.3 million on a commercial and industrial loan during the second quarter of 2025. This relationship had no remaining principal balance as of June 30, 2025.
5.First Guaranty charged off $0.2 million on a commercial lease loan relationship during the second quarter of 2025. This relationship had a remaining principal balance of $1.2 million as of June 30, 2025.
6.Smaller loans and overdrawn deposit accounts comprised the remaining $1.1 million of charge-offs for the first six months of 2025.

Other information related to the allowance for credit losses is as follows:

(in thousands)	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Loans:
Average outstanding balance	$2,541,990	$2,784,384
Balance at end of period	$2,410,505	$2,833,350

Allowance for Credit Losses:
Balance at beginning of year	$34,811	$30,926
Charge-offs	(8,017)	(11,052)
Recoveries	409	504
Provision	31,668	9,909
Balance at end of period	$58,871	$30,287

Deposits

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. We regularly assess our funding needs, deposit pricing and interest rate outlooks. From December 31, 2024 to June 30, 2025, total deposits increased $5.1 million, or 0.1%, to $3.5 billion. Noninterest-bearing demand deposits increased $38.2 million, or 9.5%, to $442.3 million at June 30, 2025. The increase in noninterest-bearing demand deposits was primarily concentrated in business noninterest-bearing demand deposits. The majority of the increase in business noninterest-bearing demand deposits was associated with seasonal activity that increased at the end of June 30, 2025. Interest-bearing demand deposits increased $15.9 million, or 1.1%, to $1.4 billion at June 30, 2025. The increase in interest-bearing demand deposits was primarily concentrated in public funds interest-bearing demand deposits that have seasonal fluctuations. Savings deposits increased $12.7 million, or 5.4%, to $247.1 million at June 30, 2025, primarily related to increases in business and individual savings deposits. Time deposits decreased $61.7 million, or 4.3%, to $1.4 billion at June 30, 2025, primarily due to decreases in brokered time deposits.

Management will continue to evaluate and update our product mix and related technology in its efforts to attract additional customers. We currently offer a number of deposit products that are competitively priced and designed to attract and retain customers with primary emphasis on noninterest-bearing deposits, select time deposits and other lower cost deposits.

As of June 30, 2025, the aggregate amount of outstanding certificates of deposit in amounts greater than $250,000 was approximately $191.7 million. At June 30, 2025, approximately $21.7 million of First Guaranty's certificates of deposit greater than $250,000 had a remaining term greater than one year.

The total amount of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) was estimated at $263.4 million at June 30, 2025. This total excludes public funds deposits that are collateralized by securities or FHLB letters of credit. The amount of uninsured deposits including collateralized public funds deposits was estimated at $838.6 million at June 30, 2025.

The following table sets forth the distribution of our time deposit accounts.

(in thousands)	June 30, 2025
Time deposits of less than $100,000	$855,032
Time deposits of $100,000 through $250,000	342,230
Time deposits of more than $250,000	191,729
Total Time Deposits	$1,388,991

The following table sets forth the maturity of the time deposits greater than $250,000 at June 30, 2025.

(in thousands)	June 30, 2025
Three months or less	$43,191
Three to six months	62,092
Six months to one year	64,738
One to three years	6,386
More than three years	15,322
Total Time Deposits greater than $250,000	$191,729

Public funds deposits totaled $1.1 billion at June 30, 2025 and $1.0 billion at December 31, 2024. Public funds time deposits totaled $69.6 million at June 30, 2025 compared to $78.4 million at December 31, 2024. Public funds deposits increased due to seasonal fluctuations. First Guaranty has developed a program for the retention and management of public funds deposits. Since the end of 2012, First Guaranty has maintained public funds deposits in excess of $400.0 million. These deposits are from public entities such as school districts, hospital districts, sheriff departments and municipalities. The majority of these funds are under fiscal agency agreements with terms of three years or less. Deposits under fiscal agency agreements are generally stable but public entities may maintain the ability to negotiate term deposits on a specific basis including with other financial institutions. These deposits generally have stable balances as we maintain both operating accounts and time deposits for these entities. There is a seasonal component to public deposit levels associated with annual tax collections. Public funds will increase at the end of the year and during the first quarter. In addition to seasonal fluctuations, there are monthly fluctuations associated with internal payroll and short-term tax collection accounts for our public funds deposit accounts. Public funds deposit accounts are collateralized by FHLB letters of credit, by expanded reciprocal deposit insurance programs, by Louisiana municipal bonds and by eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac. First Guaranty continues to grow the proportion of its public funds portfolio that is collateralized by reciprocal deposit insurance as an alternative to pledging securities or utilizing FHLB letters of credit. First Guaranty initiated this strategy to invest these deposits more efficiently in higher yielding loans to improve the net interest margin and earnings. Total public funds collateralized by reciprocal deposit insurance programs decreased to $514.7 million at June 30, 2025 compared to $609.4 million at December 31, 2024.

The following table sets forth public funds as a percent of total deposits.

(in thousands except for %)	June 30, 2025	December 31, 2024
Public Funds:
Noninterest-bearing Demand	$4,721	$4,385
Interest-bearing Demand	981,771	915,067
Savings	50,863	48,925
Time	69,551	78,420
Total Public Funds	$1,106,906	$1,046,797
Total Deposits	$3,481,338	$3,476,260
Total Public Funds as a percent of Total Deposits	31.8%	30.1%

Borrowings

First Guaranty maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. First Guaranty had $7.1 million in short-term borrowings outstanding at June 30, 2025 compared to $7.0 million at December 31, 2024. The short-term borrowings at June 30, 2025 were comprised of repurchase agreements of $7.1 million. The short-term borrowings outstanding at December 31, 2024 were comprised of repurchase agreements of $7.0 million.

First Guaranty had long-term borrowings from the FHLB that totaled $135.0 million at June 30, 2025 and December 31, 2024. First Guaranty converted previous short-term floating rate borrowings from the FHLB into long-term lower fixed rate borrowings in order to reduce interest expense. First Guaranty has a $100.0 million FHLB advance that matures in the second quarter of 2027, and a $35.0 million FHLB advance that matures in the third quarter of 2027.

First Guaranty had senior long-term debt totaling $14.2 million as of June 30, 2025 and $15.2 million at December 31, 2024.

First Guaranty had subordinated debt totaling $29.8 million at June 30, 2025 and $44.7 million at December 31, 2024.

First Guaranty had $450.4 million in Federal Home Loan Bank letters of credit as of June 30, 2025 compared to $455.7 million at December 31, 2024. Federal Home Loan Bank letters of credit are obtained primarily for collateralizing public deposits.

Total Shareholders' Equity

Total shareholders' equity increased to $263.1 million at June 30, 2025 from $255.0 million at December 31, 2024. The increase in shareholders' equity was principally the result of an increase of $17.7 million in surplus, a decrease of $2.7 million in accumulated other comprehensive loss, and an increase of $2.6 million in common stock, offset by a decrease of $14.9 million in retained earnings. The $17.7 million increase in surplus and $2.6 million increase in common stock was primarily due to the conversion of $15.0 million in subordinated debt and the issuance of common stock under private placement during the first six months of 2025. The decrease in accumulated other comprehensive loss was primarily attributed to the decrease in unrealized losses on available for sale securities during the six months ended June 30, 2025. The $14.9 million decrease in retained earnings was primarily due to net loss of $13.5 million during the six months ended June 30, 2025, $0.3 million in cash dividends paid on shares of our common stock and $1.2 million in cash dividends paid on shares of our preferred stock.

Results of Operations for the Second Quarter Ended June 30, 2025 and 2024

Performance Summary

Three months ended June 30, 2025 compared to the three months ended June 30, 2024. Net loss for the three months ended June 30, 2025 was $7.3 million, a decrease of $14.5 million, from net income of $7.2 million for the three months ended June 30, 2024. The decrease in net income for the three months ended June 30, 2025 as compared to the prior year period was primarily the result of the provision to the credit allowance and a decrease in noninterest income. The increase in the provision for credit losses was related to changes within the portfolio, loan sales and charge-offs experienced in the second quarter. The decrease in noninterest income was related to the decrease of net gains on sale of assets related to the sale-leaseback transaction from the prior year. This was partially offset by an increase in interest income, a decrease in interest expense, and a decrease in noninterest expense. Loan interest income decreased primarily due to the decrease in First Guaranty's loan portfolio. Securities interest income increased due to an increase in the average balance and average yield of the investment portfolio. Noninterest expense decreased primarily due to decreased personnel expenses and legal and professional fees. Loss per common share for the three months ended June 30, 2025 was $(0.61) per common share, a decrease of $1.14 per common share from $0.53 per common share for the three months ended June 30, 2024.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024. Net loss for the six months ended June 30, 2025 was $13.5 million, a decrease of $23.0 million, from net income of $9.5 million for the six months ended June 30, 2024. The decrease in net income for the six months ended June 30, 2025 as compared to the prior year period was primarily the result of the provision to the credit allowance and a decrease in noninterest income. The increase in the provision for credit losses was related to changes within the portfolio, loan sales and charge-offs experienced in 2025. The decrease in noninterest income was related to the decrease of net gains on sale of assets related to the sale-leaseback transaction from the prior year. This was partially offset by an increase in interest income and a decrease in noninterest expense. Loan interest income decreased primarily due to the decrease in First Guaranty's loan portfolio. Securities interest income increased due to an increase in the average balance and average yield of the investment portfolio. Noninterest expense decreased primarily due to decreased personnel expenses and legal and professional fees. Loss per common share for the six months ended June 30, 2025 was $(1.15) per common share, a decrease of $1.82 per common share from $0.67 per common share for the six months ended June 30, 2024.

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

Three months ended June 30, 2025 compared to the three months ended June 30, 2024. Net interest income for the three months ended June 30, 2025 and 2024 was $22.2 million and $21.2 million, respectively. The increase in net interest income for the three months ended June 30, 2025 as compared to the prior year period was primarily due to an increase in the average balance of our total interest-earning assets and a decrease in the average rate of our total interest-bearing liabilities, partially offset by a decrease in the average yield of our total interest-earning assets and an increase in the average balance of our total interest-bearing liabilities. For the three months ended June 30, 2025, the average balance of our total interest-earning assets increased by $358.2 million to $3.8 billion due to growth in the securities portfolio and an increase in interest-earning deposits with banks. The average yield of our interest-earning assets decreased by 53 basis points to 5.72% for the three months ended June 30, 2025 from 6.25% for the three months ended June 30, 2024 primarily due to a lower yield on interest-earning deposits with banks. For the three months ended June 30, 2025, the average balance of our total interest-bearing liabilities increased by $342.7 million to $3.2 billion primarily due to growth in interest-bearing deposits. The average rate of our total interest-bearing liabilities decreased by 53 basis points to 4.00% for the three months ended June 30, 2025 from 4.53% for the three months ended June 30, 2024. The primary source of the decrease in liabilities cost was associated with the repricing of interest bearing demand deposits for public funds that are primarily indexed to Treasury rates. As a result, our net interest rate spread remained flat at 1.72% for the three months ended June 30, 2025 and 2024. Our net interest margin decreased 14 basis points to 2.34% for the three months ended June 30, 2025 from 2.48% for the three months ended June 30, 2024.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024. Net interest income for the six months ended June 30, 2025 and 2024 was $44.5 million and $43.2 million, respectively. The increase in net interest income for the six months ended June 30, 2025 as compared to the prior year period was primarily due to an increase in the average balance of our total interest-earning assets and a decrease in the average rate of our total interest-bearing liabilities, partially offset by a decrease in the average yield of our total interest-earning assets and an increase in the average balance of our total interest-bearing liabilities. For the six months ended June 30, 2025, the average balance of our total interest-earning assets increased by $388.0 million to $3.8 billion due to growth in the securities portfolio and an increase in interest-earning deposits with banks. The average yield of our interest-earning assets decreased by 50 basis points to 5.74% for the six months ended June 30, 2025 from 6.24% for the six months ended June 30, 2024 primarily due to a lower yield on interest-earning deposits with banks. For the six months ended June 30, 2025, the average balance of our total interest-bearing liabilities increased by $376.7 million to $3.2 billion primarily due to growth in interest-bearing deposits. The average rate of our total interest-bearing liabilities decreased by 45 basis points to 4.01% for the six months ended June 30, 2025 from 4.46% for the six months ended June 30, 2024. The primary source of the decrease in liabilities cost was associated with the repricing of interest bearing demand deposits for public funds that are primarily indexed to Treasury rates. As a result, our net interest rate spread decreased 5 basis points to 1.73% for the six months ended June 30, 2025 from 1.78% for the six months ended June 30, 2024. Our net interest margin decreased 18 basis points to 2.35% for the six months ended June 30, 2025 from 2.53% for the six months ended June 30, 2024.

Interest Income

Three months ended June 30, 2025 compared to the three months ended June 30, 2024. Interest income increased $0.7 million, or 1.2%, to $54.3 million for the three months ended June 30, 2025 as compared to the prior year period. These factors contributed to the increase in interest income as the average balance of our total interest-earning assets, primarily associated with securities and interest-earning deposits with banks, increased, partially offset by the decrease in the average yield of interest-earning assets. The average balance of our interest-earning assets increased $358.2 million to $3.8 billion for the three months ended June 30, 2025 as compared to the same period in the prior year. The average yield of interest-earning assets decreased by 53 basis points to 5.72% for the three months ended June 30, 2025 compared to 6.25% for the three months ended June 30, 2024.

Interest income on securities increased $3.3 million to $5.8 million for the three months ended June 30, 2025 as compared to the prior year period primarily as a result of an increase in average balance and average yield of securities. The average balance of securities increased $300.2 million to $671.1 million for the three months ended June 30, 2025 from $370.9 million for the three months ended June 30, 2024 primarily due to a increase in the average balance of our U.S. Treasuries, mortgage-backed securities, and collateralized mortgage obligations securities portfolio compared to the prior year. The average yield on securities increased 78 basis points to 3.46% for the three months ended June 30, 2025 compared to 2.68% for the three months ended June 30, 2024 due to the increase in higher yielding securities.

Interest income on loans decreased $6.5 million or 13.8%, to $41.0 million for the three months ended June 30, 2025 as compared to the prior year period as a result of a decrease in the average balance and average yield of loans. The average balance of loans (excluding loans held for sale) decreased by $347.3 million to $2.5 billion for the three months ended June 30, 2025 from $2.8 billion for the three months ended June 30, 2024 largely as a result of loan sales and payoffs on the portfolio. The average yield on loans (excluding loans held for sale) decreased by 12 basis points to 6.69% for the three months ended June 30, 2025 from 6.81% for the three months ended June 30, 2024.

Interest income on interest-earning deposits with banks increased $3.9 million to $7.5 million for the three months ended June 30, 2025 as compared to the prior year period as a result of an increase in the average balance of interest-bearing deposits with banks. The average balance of interest-bearing deposits with banks increased $405.3 million to $676.5 million for the three months ended June 30, 2025 from $271.1 million for the three months ended June 30, 2024. This was partially offset by a decrease in the yield on interest-earning deposits of 93 basis points.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024. Interest income increased $2.2 million, or 2.1%, to $108.8 million for the six months ended June 30, 2025 as compared to the prior year period. These factors contributed to the increase in interest income as the average balance of our total interest-earning assets, primarily associated with securities and interest-earning deposits with banks, increased, partially offset by the decrease in the average yield of interest-earning assets. The average balance of our interest-earning assets increased $388.0 million to $3.8 billion for the six months ended June 30, 2025 as compared to the same period in the prior year. The average yield of interest-earning assets decreased by 50 basis points to 5.74% for the six months ended June 30, 2025 compared to 6.24% for the six months ended June 30, 2024.

Interest income on securities increased $6.3 million to $11.3 million for the six months ended June 30, 2025 as compared to the prior year period primarily as a result of an increase in average balance and average yield of securities. The average balance of securities increased $282.8 million to $664.4 million for the six months ended June 30, 2025 from $381.6 million for the six months ended June 30, 2024 primarily due to a increase in the average balance of our U.S. Treasuries, mortgage-backed securities, and collateralized mortgage obligations securities portfolio compared to the prior year. The average yield on securities increased 80 basis points to 3.43% for the six months ended June 30, 2025 compared to 2.63% for the six months ended June 30, 2024 due to the increase in higher yielding securities.

Interest income on loans decreased $10.5 million or 11.1%, to $84.0 million for the six months ended June 30, 2025 as compared to the prior year period as a result of a decrease in the average balance and average yield of loans. The average balance of loans (excluding loans held for sale) decreased by $242.4 million to $2.5 billion for the six months ended June 30, 2025 from $2.8 billion for the six months ended June 30, 2024 largely as a result of loan sales and payoffs on the portfolio. The average yield on loans (excluding loans held for sale) decreased by 16 basis points to 6.66% for the six months ended June 30, 2025 from 6.82% for the six months ended June 30, 2024. Nonaccrual loans were $119.2 million at June 30, 2025 compared to $108.5 million at December 31, 2024.

Interest income on interest-earning deposits with banks increased $6.4 million to $13.5 million for the six months ended June 30, 2025 as compared to the prior year period as a result of an increase in the average balance of interest-bearing deposits with banks. The average balance of interest-bearing deposits with banks increased $345.8 million to $612.3 million for the six months ended June 30, 2025 from $266.5 million for the six months ended June 30, 2024. This was partially offset by a decrease in the yield on interest-earning deposits of 91 basis points.

Interest Expense

Three months ended June 30, 2025 compared to the three months ended June 30, 2024. Interest expense decreased $0.3 million, or 1.0%, to $32.1 million for the three months ended June 30, 2025 from $32.4 million for the three months ended June 30, 2024 due primarily to a decrease on the average rate of interest- bearing deposits offset by an increase in the average balance of interest-bearing liabilities. The average rate of interest-bearing demand deposits was 3.73% for the three months ended June 30, 2025 and 4.52% for the three months ended June 30, 2024. The decrease in market interest rates, particularly U.S. Treasury rates, contributed to the decrease in rates paid on interest-bearing demand deposits. The largest concentration of interest-bearing demand deposits is associated with public funds deposits that are primarily indexed to Treasury rates. The average rate of time deposits decreased 41 basis points during the three months ended June 30, 2025 to 4.33% as compared to the prior year period. The decrease in the average rate of time deposits was due to changes in market rates as existing time deposits repriced. The average balance of interest-bearing liabilities increased by $342.7 million during the three months ended June 30, 2025 to $3.2 billion as compared to the prior year period. This increase was a result of a $12.4 million increase in the average balance of savings deposits, a $520.4 million increase in the average balance of time deposits, offset by a $151.9 million decrease in the average balance of interest-bearing demand deposits and a $38.3 million decrease in the average balance of borrowings.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024. Interest expense increased $0.9 million, or 1.5%, to $64.3 million for the six months ended June 30, 2025 from $63.4 million for the six months ended June 30, 2024 due primarily to an increase in the average balance of interest-bearing liabilities, partially offset by a decrease on the average rate of interest-bearing deposits. The average balance of interest-bearing liabilities increased by $376.7 million during the six months ended June 30, 2025 to $3.2 billion as compared to the prior year period. This increase was a result of a $12.7 million increase in the average balance of savings deposits, a $555.6 million increase in the average balance of time deposits, partially offset by a $159.4 million decrease in the average balance of interest-bearing demand deposits and a $32.2 million decrease in the average balance of borrowings. The average rate of interest-bearing demand deposits was 3.67% for the six months ended June 30, 2025 and 4.47% for the six months ended June 30, 2024. The decrease in market interest rates, particularly U.S. Treasury rates, contributed to the decrease in rates paid on interest-bearing demand deposits. The largest concentration of interest-bearing demand deposits is associated with public funds deposits that are primarily indexed to Treasury rates. The average rate of time deposits decreased 24 basis points during the six months ended June 30, 2025 to 4.40% as compared to the prior year period. The decrease in the average rate of time deposits was due to changes in market rates as existing time deposits repriced.

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

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
(in thousands except for %)	Average Balance	Interest	Yield/Rate (5)	Average Balance	Interest	Yield/Rate (5)
Assets
Interest-earning assets:
Interest-earning deposits with banks	$676,456	$7,511	4.45%	$271,113	$3,626	5.38%
Securities (including FHLB stock)	671,090	5,797	3.46%	370,926	2,473	2.68%
Federal funds sold	573	—	—%	627	—	—%
Loans held for sale	—	—	—%	—	—	—%
Loans, net of unearned income(6)	2,459,978	41,013	6.69%	2,807,234	47,552	6.81%
Total interest-earning assets	3,808,097	$54,321	5.72%	3,449,900	$53,651	6.25%

Noninterest-earning assets:
Cash and due from banks	20,676			20,264
Premises and equipment, net	66,172			70,790
Other assets	22,876			30,854
Total Assets	$3,917,821			$3,571,808

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$1,367,486	$12,708	3.73%	$1,519,363	$17,059	4.52%
Savings deposits	243,589	1,336	2.20%	231,166	1,327	2.31%
Time deposits	1,406,320	15,196	4.33%	885,871	10,446	4.74%
Borrowings	200,862	2,841	5.67%	239,114	3,577	6.02%
Total interest-bearing liabilities	3,218,257	$32,081	4.00%	2,875,514	$32,409	4.53%

Noninterest-bearing liabilities:
Demand deposits	406,409			420,957
Other	39,427			23,342
Total Liabilities	3,664,093			3,319,813

Shareholders' equity	253,728			251,995
Total Liabilities and Shareholders' Equity	$3,917,821			$3,571,808
Net interest income		$22,240			$21,242

Net interest rate spread (1)			1.72%			1.72%
Net interest-earning assets (2)	$589,840			$574,386
Net interest margin (3), (4)			2.34%			2.48%

Average interest-earning assets to interest-bearing liabilities			118.33%			119.98%
(1)Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)Net interest margin represents net interest income divided by average total interest-earning assets.
(4)The tax adjusted net interest margin was 2.35% and 2.47% for the above periods ended June 30, 2025 and 2024, respectively. A 21% tax rate was used to calculate the effect on securities income from tax exempt securities for the above periods ended June 30, 2025 and 2024, respectively.
(5)Annualized.
(6)Includes loan fees of $1.2 million and $2.0 million for the three months ended June 30, 2025 and 2024, respectively.

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
(in thousands except for %)	Average Balance	Interest	Yield/Rate (5)	Average Balance	Interest	Yield/Rate (5)
Assets
Interest-earning assets:
Interest-earning deposits with banks	$612,331	$13,510	4.45%	$266,547	$7,102	5.36%
Securities (including FHLB stock)	664,386	11,292	3.43%	381,570	4,987	2.63%
Federal funds sold	523	—	—%	478	—	—%
Loans held for sale	1,705	—	—%	—	—	—%
Loans, net of unearned income(6)	2,541,990	83,982	6.66%	2,784,384	94,470	6.82%
Total interest-earning assets	3,820,935	$108,784	5.74%	3,432,979	$106,559	6.24%

Noninterest-earning assets:
Cash and due from banks	20,517			19,650
Premises and equipment, net	66,550			70,445
Other assets	26,847			29,345
Total Assets	$3,934,849			$3,552,419

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$1,370,630	$24,912	3.67%	$1,530,063	$34,035	4.47%
Savings deposits	240,265	2,598	2.18%	227,562	2,554	2.26%
Time deposits	1,423,912	31,086	4.40%	868,292	20,018	4.64%
Borrowings	201,441	5,725	5.73%	233,635	6,789	5.84%
Total interest-bearing liabilities	3,236,248	$64,321	4.01%	2,859,552	$63,396	4.46%

Noninterest-bearing liabilities:
Demand deposits	404,214			420,437
Other	39,679			20,258
Total Liabilities	3,680,141			3,300,247

Shareholders' equity	254,708			252,172
Total Liabilities and Shareholders' Equity	$3,934,849			$3,552,419
Net interest income		$44,463			$43,163

Net interest rate spread (1)			1.73%			1.78%
Net interest-earning assets (2)	$584,687			$573,427
Net interest margin (3), (4)			2.35%			2.53%

Average interest-earning assets to interest-bearing liabilities			118.07%			120.05%
(1)Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)Net interest margin represents net interest income divided by average total interest-earning assets.
(4)The tax adjusted net interest margin was 2.35% and 2.53% for the above periods ended June 30, 2025 and 2024, respectively. A 21% tax rate was used to calculate the effect on securities income from tax exempt securities for the above periods ended June 30, 2025 and 2024, respectively.
(5)Annualized.
(6)Includes loan fees of $2.8 million and $4.0 million for the six months ended June 30, 2025 and 2024, respectively.

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

For the three months ended June 30, 2025, the provision for credit losses was $16.6 million compared to $6.8 million for the same period in 2024. . Included in the provision for $16.6 million was a subsequent provision of $1.9 million that was made following First Guaranty’s press release dated July 31, 2025. The increase in the provision was primarily impacted by increased reserves on individually evaluated loans. The $16.6 million provision included a $0.2 million negative provision for credit losses related to unfunded commitments. Total charge-offs were $1.1 million for the three months ended June 30, 2025 and $8.8 million for the same period in 2024. Charge-offs for the three months ended June 30, 2025 were concentrated in one commercial and industrial loan, one lease loan relationship, consumer auto and equipment secured loans, and unsecured consumer loans. Partially offsetting these charge-offs were recoveries that totaled $0.2 million for the three months ended June 30, 2025 and $0.2 million for the same period in 2024.

For the six months ended June 30, 2025, the provision for credit losses was $31.2 million compared to $9.1 million for the same period in 2024. Included in the provision for $31.2 million was a subsequent provision of $1.9 million that was made following First Guaranty’s press release dated July 31, 2025. The $31.2 million provision included a $0.5 million negative provision for credit losses related to unfunded commitments. The increase in the provision was primarily impacted by increased reserves on individually evaluated loans and also due to charge-offs related to loans sold in the first quarter of 2025. Total charge-offs were $8.0 million for the six months ended June 30, 2025 and $11.1 million for the same period in 2024. Charge-offs for the six months ended June 30, 2025 were concentrated in one commercial and industrial loan, one lease loan relationship, consumer loans and two construction and land development loans, both were subsequently sold during the first quarter of 2025. Partially offsetting these charge-offs were recoveries that totaled $0.4 million for the six months ended June 30, 2025 and $0.5 million for the same period in 2024.

We believe that the allowance is adequate to cover current expected losses in the loan portfolio given the current economic conditions, and current expected net charge-offs and nonperforming asset levels. Economic uncertainty may result in additional increases to the allowance for credit losses in future periods.
There was no provision for credit losses on AFS or HTM securities in the six months ended June 30, 2025 and 2024.
Noninterest Income

Our primary sources of recurring noninterest income are customer service fees, ATM and debit card fees, loan fees, gains on the sales of loans and available for sale securities and other service fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.

Noninterest income totaled $2.2 million for the three months ended June 30, 2025, a decrease of $13.4 million from $15.5 million for the three months ended June 30, 2024. The decrease was primarily due to a decrease in gains on the sale of assets associated with the sale-leaseback transaction during the second quarter of 2024. Service charges, commissions and fees totaled $0.8 million for the three months ended June 30, 2025 and $0.8 million for the same period in 2024. ATM and debit card fees totaled $0.8 million for the three months ended June 30, 2025 and 2024. Net securities losses were $0 for the three months ended June 30, 2025 and 2024. Net gains on the sale of loans were $0 for the three months ended June 30, 2025 and $10,000 for the same period in 2024. Net gains on the sale of assets were $0 for the three months ended June 30, 2025 compared to $13.2 million for the same period in 2024. Other noninterest income totaled $0.5 million for the three months ended June 30, 2025 and $0.7 million for the same period in 2024.

Noninterest income totaled $4.5 million for the six months ended June 30, 2025, a decrease of $13.3 million from $17.8 million for the six months ended June 30, 2024. The decrease was primarily due to a decrease in gains on the sale of assets associated with the sale-leaseback transaction during the second quarter of 2024. Service charges, commissions and fees totaled $1.7 million for the six months ended June 30, 2025 and $1.5 million for the same period in 2024. ATM and debit card fees totaled $1.5 million for the six months ended June 30, 2025 and $1.6 million for the same period in 2024. Net securities losses were $0 for the six months ended June 30, 2025 and 2024. Net gains on the sale of loans were $0 for the six months ended June 30, 2025 and $10,000 for the same period in 2024. Net gains on the sale of assets were $4,000 for the six months ended June 30, 2025 compared to $13.2 million for the same period in 2024. Other noninterest income totaled $1.3 million for the six months ended June 30, 2025 and $1.5 million for the same period in 2024.

Noninterest Expense

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense and other types of expenses. Noninterest expense totaled $17.3 million for the three months ended June 30, 2025 and $20.6 million for the three months ended June 30, 2024. Salaries and benefits expense totaled $7.8 million for the three months ended June 30, 2025 and $10.4 million for the three months ended June 30, 2024. Occupancy and equipment expense totaled $2.6 million for the three months ended June 30, 2025 and $2.5 million for the same period in 2024. Other noninterest expense totaled $6.8 million for the three months ended June 30, 2025 and $7.6 million for the same period in 2024.

Noninterest expense totaled $35.3 million for the six months ended June 30, 2025 and $39.5 million for the six months ended June 30, 2024. Salaries and benefits expense totaled $16.3 million for the six months ended June 30, 2025 and $20.3 million for the six months ended June 30, 2024. Occupancy and equipment expense totaled $5.2 million for the six months ended June 30, 2025 and $4.8 million for the same period in 2024. Other noninterest expense totaled $13.8 million for the six months ended June 30, 2025 and $14.4 million for the same period in 2024.

The following table presents, for the periods indicated, the major categories of other noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Other noninterest expense:
Legal and professional fees	$671	$1,504	$1,759	$2,477
Data processing	349	406	686	783
ATM fees	502	394	852	813
Marketing and public relations	163	370	404	703
Taxes - sales, capital, and franchise	543	607	1,043	1,211
Operating supplies	49	105	86	206
Software expense and amortization	1,188	1,367	2,404	2,620
Travel and lodging	126	260	198	487
Telephone	104	137	195	242
Amortization of core deposit intangibles	174	174	348	348
Donations	82	108	140	183
Net costs from other real estate and repossessions	24	179	74	383
Regulatory assessment	1,609	989	3,153	1,922
Other	1,235	1,022	2,413	2,007
Total other noninterest expense	$6,819	$7,622	$13,755	$14,385
Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other non-deductible expenses and the statutory tax rate. The benefit for income taxes for the three months ended June 30, 2025 was $2.2 million compared to a provision of $2.2 million for the same period in 2024. The provision for income taxes decreased due to a decrease in income before income taxes. First Guaranty's statutory tax rate was 21.0% for the three months ended June 30, 2025 and 2024.

The benefit for income taxes for the six months ended June 30, 2025 was $4.0 million compared to a provision of $2.8 million for the same period in 2024. The provision for income taxes decreased due to a decrease in income before income taxes. First Guaranty's statutory tax rate was 21.0% for the six months ended June 30, 2025 and 2024.

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

First Guaranty's cash and cash equivalents totaled $714.9 million at June 30, 2025 compared to $564.2 million at December 31, 2024. Loans maturing within one year or less at June 30, 2025 totaled $504.1 million compared to $486.0 million at December 31, 2024. At June 30, 2025, time deposits maturing within one year or less totaled $865.1 million compared to $804.1 million at December 31, 2024. Time deposits maturing after one year through three years totaled $371.6 million at June 30, 2025 compared to $489.6 million at December 31, 2024. Time deposits maturing after three years totaled $152.3 million at June 30, 2025 compared to $157.0 million at December 31, 2024. First Guaranty's held to maturity ("HTM") securities portfolio at June 30, 2025 was $322.1 million, or 44.8% of the investment portfolio, compared to $321.6 million, or 53.4% at December 31, 2024. First Guaranty's available for sale ("AFS") securities portfolio was $397.6 million, or 55.2% of the investment portfolio as of June 30, 2025 compared to $281.1 million, or 46.6% of the investment portfolio at December 31, 2024. The majority of the AFS portfolio was comprised of U.S. Treasury securities, corporate debt securities, municipal bonds, collateralized mortgage obligations and mortgage-backed securities.

First Guaranty maintained a net borrowing capacity at the Federal Home Loan Bank totaling $247.2 million and $339.2 million at June 30, 2025 and December 31, 2024, respectively with $135.0 million in FHLB advances outstanding at June 30, 2025 and December 31, 2024. The advances outstanding at June 30, 2025 and December 31, 2024 were comprised of two long-term advances that totaled $135.0 million. The change in borrowing capacity with the Federal Home Loan Bank was due to changes in the value that First Guaranty receives on pledged collateral and due to First Guaranty's usage of the line. First Guaranty has increasingly transitioned public funds deposits into reciprocal deposit programs for collateralization as an alternative to FHLB letters of credit. We also maintain federal funds lines of credit at various correspondent banks with borrowing capacity of $93.0 million as of June 30, 2025. We also have a discount window line with the Federal Reserve Bank that totaled $239.6 million at June 30, 2025 which was a decrease of $10.8 million compared to availability of $250.4 million at December 31, 2024. First Guaranty did not have any advances under this facility at June 30, 2025. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources

First Guaranty's capital position is reflected in shareholders' equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total shareholders' equity increased to $263.1 million at June 30, 2025 from $255.0 million at December 31, 2024. The increase in shareholders' equity was principally the result of an increase of $17.7 million in surplus, a decrease of $2.7 million in accumulated other comprehensive loss, and an increase of $2.6 million in common stock, offset by a decrease of $14.9 million in retained earnings. The $17.7 million increase in surplus and $2.6 million increase in common stock was primarily due to the conversion of $15.0 million in subordinated debt and the issuance of common stock under private placement during the first six months of 2025. The decrease in accumulated other comprehensive loss was primarily attributed to the decrease in unrealized losses on available for sale securities during the six months ended June 30, 2025. The $14.9 million decrease in retained earnings was primarily due to net loss of $13.5 million during the six months ended June 30, 2025, $0.3 million in cash dividends paid on shares of our common stock and $1.2 million in cash dividends paid on shares of our preferred stock.

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

In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of June 30, 2025, the Bank's capital conservation buffer was 5.03% exceeding the minimum of 2.50%. As of June 30, 2025, First Guaranty's capital conservation buffer was 4.24% exceeding the minimum of 2.50%.

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

In addition, as a result of the legislation, the federal banking agencies have developed a "Community Bank Leverage Ratio" (the ratio of a bank's Tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A "qualifying community bank" that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered "well capitalized" under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution's risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the new Community Bank Leverage Ratio at 9%. Pursuant to the CARES Act, the federal banking agencies set the Community Bank Leverage Ratio at 8% beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the Community Bank Leverage Ratio increased to 8.5% for the calendar year. Community banks will have until January 1, 2022, before the Community Bank Leverage Ratio requirement will return to 9%. A financial institution can elect to be subject to this new definition. As of June 30, 2025, the Bank has not elected to follow the Community Bank Leverage Ratio.

At June 30, 2025, we satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.

	"Well Capitalized Minimums"	As of June 30, 2025	As of December 31, 2024
Tier 1 Leverage Ratio
Bank	5.00%	7.65%	7.82%
Consolidated	5.00%	6.65%	6.42%
Tier 1 Risk-based Capital Ratio
Bank	8.00%	11.78%	11.00%
Consolidated	8.00%	10.24%	9.04%
Total Risk-based Capital Ratio
Bank	10.00%	13.03%	12.11%
Consolidated	10.00%	12.67%	11.73%
Common Equity Tier One Capital Ratio
Bank	6.50%	11.78%	11.00%
Consolidated	6.50%	8.93%	7.87%

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

The following interest sensitivity analysis is one measurement of interest rate risk. This analysis reflects the contractual maturity characteristics of assets and liabilities over various time periods. This analysis does not factor in prepayments or interest rate floors on loans which may significantly change the report. This table includes nonaccrual loans in their respective maturity periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at June 30, 2025 illustrated below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

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

	June 30, 2025
	Interest Sensitivity Within
(in thousands except for %)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$840,475	$449,887	$1,290,362	$1,120,143	$2,410,505
Securities (including FHLB stock)	60,311	317	60,628	669,050	729,678
Federal Funds Sold	557	—	557	—	557
Other earning assets	666,127	—	666,127	—	666,127
Total earning assets	$1,567,470	$450,204	$2,017,674	$1,789,193	$3,806,867

Source of Funds:
Interest-bearing accounts:
Demand deposits	$1,402,960	$—	$1,402,960	$—	$1,402,960
Savings deposits	247,120	—	247,120	—	247,120
Time deposits	166,803	698,275	865,078	523,913	1,388,991
Short-term borrowings	—	—	—	7,093	7,093
Long-term borrowings	14,186	—	14,186	135,000	149,186
Junior subordinated debt	29,775	—	29,775	—	29,775
Noninterest-bearing, net	—	—	—	581,742	581,742
Total source of funds	$1,860,844	$698,275	$2,559,119	$1,247,748	$3,806,867

Period gap	$(293,374)	$(248,071)	$(541,445)	$541,445
Cumulative gap	$(293,374)	$(541,445)	$(541,445)	$—

Cumulative gap as a percent of earning assets	(7.7)%	(14.2)%	(14.2)%

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As defined by the Securities and Exchange Commission in Exchange Act Rules 13a-15(e) and 15d-15(e), a Company's "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within time periods specified in the Commission's rules and forms. The Company maintains such controls to ensure this material information is communicated to Management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decision regarding required disclosure. Based on our evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2025 because of the material weakness in our internal control over financial reporting described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Notwithstanding the below identified material weakness, and notwithstanding the conclusion by our CEO and CFO that our disclosure controls and procedures as of June 30, 2025 were not effective, management believes the consolidated financial statements as included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company's financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles in the United States.

Material Weakness in Internal Control Over Financial Reporting

Management has determined that the Company did not effectively perform controls on a timely basis relating to the loan operations quality control review function for all new loans originated during the period. Management communicated the results of its assessment to the Audit Committee of the Board of Directors.

Remediation steps have been taken and implemented to address the material weakness described above through the following steps:

•New leadership oversees the loan operations department;
•Additional staff have been added to the quality control function; and
•Enhanced monitoring processes have been instituted by the new loan department leadership.

Changes in Internal Control Over Financial Reporting

Other than as described above, there were no changes in First Guaranty's internal control over financial reporting during the last fiscal quarter in the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, First Guaranty's internal control over financial reporting.

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

Item 1A. Risk Factors

Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. You should carefully consider such risks and the other information in this Quarterly Report on Form 10-Q, any of which could materially and adversely affect the Company’s business, financial condition, results of operations and stock price.

The Company has identified a material weakness in its internal control over financial reporting.

As disclosed in “Part I - Item 4. Controls and Procedures,” of this Quarterly Report on Form 10-Q, management has identified a material weakness in First Guaranty’s internal control over financial reporting. As a result, management concluded that the Company’s internal control over financial reporting and disclosure controls and procedures were not effective as of June 30, 2025. The Company is working to remediate the material weakness. However, there can be no assurance that these remediation efforts will be successful. In addition, these remediation efforts may place a burden on management and may result in additional expenses.

First Guaranty cannot assure that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we experience in their implementation, could result in additional material weaknesses, cause us to fail to meet its periodic SEC reporting obligations or result in material misstatements to its financial statements in future periods, any of which could cause investors or customers to lose confidence in our reported financial information, a decline in the trading price of First Guaranty common stock or Series A Preferred Stock, or a delisting of the Company’s common stock from Nasdaq.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)On June 30, 2025, First Guaranty issued an aggregate of 2,231,748 shares of its common stock, $1.00 par value per share (the “Common Stock”), for aggregate offering proceeds of $15.1 million, pursuant to: (1) a private placement, (2) the terms of that certain Exchange Agreement, dated as of June 16, 2025, between First Guaranty and Edgar Ray Smith, III (the “Exchange Agreement”), (3) that certain Promissory Note, dated as of June 4, 2025, by and between First Guaranty Bancshares, Inc. and Smith & Tate Investment, L.L.C. (the “Promissory Note Amendment”), and (4) that certain First Amendment to the First Guaranty Bancshares, Inc. Floating Rate Subordinated Note due March 28, 2034, dated as of June 4, 2025, by and between First Guaranty and Smith & Tate Investment, L.L.C. (the “Subordinated Note Amendment”). The issuance of common stock by First Guaranty was made to “accredited investors” in reliance upon the exemptions from registration available under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D. The proceeds of the transactions listed above were used for general corporate purposes, including to support continued growth and to enhance regulatory capital ratios.

(b)Not applicable.

(c)Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)Not applicable.

(b)Not applicable.

(c)During the six months ended June 30, 2025, no First Guaranty officer or director adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading agreement", as each term is defined in Item 408(a) of Regulation S-K.

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

4.7	Form of Depositary Receipt representing Depositary Shares (11)
10.1	Exchange Agreement, dated as of June 16, 2025, by and between First Guaranty Bancshares, Inc. and Edgar Ray Smith, III (14)
10.2	First Amendment to the Promissory Note, date as of June 4, 2025, by and between First Guaranty Bancshares, Inc. and Smith & Tate Investment, L.L.C. (15).
10.3
First Amendment to the First Guaranty Bancshares, Inc. Floating Rate Subordinated Note due March 28, 2034, dated as of June 4, 2025, by and between First Guaranty Bancshares, Inc. and Smith & Tate Investment, L.L.C. (16).

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
(14)Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on June 18, 2025.
(15)Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on June 9, 2025.
(16)Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on June 9, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, First Guaranty has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST GUARANTY BANCSHARES, INC.

Date: August 18, 2025	By: /s/ Michael R. Mineer
Michael R. Mineer
President and Chief Executive Officer
Principal Executive Officer

Date: August 18, 2025	By: /s/ Eric J. Dosch
Eric J. Dosch
Chief Financial Officer, Secretary and Treasurer
Principal Financial Officer