Form 10-Q
period 2025-09-30
First Guaranty Bancshares, Inc.
filed 2025-11-17
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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
Yes ☐ No ☒

As of October 31, 2025 the registrant had 15,352,947 shares of $1 par value common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.     Consolidated Financial Statements
FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents:
Cash and due from banks	$753,629	$563,778
Federal funds sold	554	430
Cash and cash equivalents	754,183	564,208

Interest-earning time deposits with banks	250	250

Investment securities:
Available for sale, at fair value (cost of $372,873 and $284,321, respectively)	374,335	281,097
Held to maturity, at cost and net of allowance for credit losses of $150 (estimated fair value of $264,566 and $251,458, respectively)	322,413	321,622
Investment securities	696,748	602,719

Federal Home Loan Bank stock, at cost	10,079	9,706

Loans, net of unearned income	2,279,741	2,693,780
Less: allowance for credit losses	85,713	34,811
Net loans	2,194,028	2,658,969

Premises and equipment, net	59,979	67,789
Goodwill	—	12,900
Intangible assets, net	2,847	3,474
Other real estate, net	12,050	319
Accrued interest receivable	14,776	14,850
Other assets	52,396	37,544
Total Assets	$3,797,336	$3,972,728

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$396,906	$404,056
Interest-bearing demand	1,390,219	1,387,068
Savings	215,077	234,444
Time	1,352,695	1,450,692
Total deposits	3,354,897	3,476,260

Repurchase agreements	7,117	7,009
Accrued interest payable	16,333	20,437
Long-term advances from Federal Home Loan Bank	135,000	135,000
Senior long-term debt	14,196	15,169
Junior subordinated debentures	29,790	44,745
Other liabilities	18,928	19,059
Total Liabilities	3,576,261	3,717,679

Shareholders' Equity
Preferred stock, Series A - $1,000 par value - 100,000 shares authorized
Non-cumulative perpetual; 34,500 shares issued and outstanding	33,058	33,058
Common stock, $1 par value - 100,600,000 shares authorized; 15,352,947 and 12,504,717 shares issued and outstanding	15,353	12,505
Surplus	168,682	149,389
Retained earnings	12,342	72,965
Accumulated other comprehensive (loss) income	(8,360)	(12,868)
Total Shareholders' Equity	221,075	255,049
Total Liabilities and Shareholders' Equity	$3,797,336	$3,972,728
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2025	2024	2025	2024
Interest Income:
Loans (including fees)	$39,325	$49,811	$123,307	$144,281
Deposits with other banks	7,777	4,645	21,287	11,747
Securities (including FHLB stock)	6,398	2,971	17,690	7,958
Total Interest Income	53,500	57,427	162,284	163,986

Interest Expense:
Demand deposits	13,185	16,957	38,097	50,992
Savings deposits	1,058	1,374	3,656	3,928
Time deposits	14,519	12,631	45,605	32,649
Borrowings	2,500	3,767	8,225	10,556
Total Interest Expense	31,262	34,729	95,583	98,125

Net Interest Income	22,238	22,698	66,701	65,861
Less: Provision for credit losses	47,933	4,904	79,091	14,013
Net Interest Income (Loss) after Provision for Credit Losses	(25,695)	17,794	(12,390)	51,848

Noninterest Income:
Service charges, commissions and fees	832	815	2,515	2,343
ATM and debit card fees	741	784	2,266	2,352
Net gains on securities	—	—	—	—
Net gains on sale of loans	—	1,471	—	1,481
Net (losses) gains on sale of assets	(366)	31	(362)	13,244
Other	653	1,304	1,951	2,819
Total Noninterest Income	1,860	4,405	6,370	22,239

Noninterest Expense:
Salaries and employee benefits	7,465	10,098	23,749	30,438
Occupancy and equipment expense	2,605	2,538	7,850	7,356
Goodwill impairment	12,900	—	12,900	—
Other	7,205	7,070	20,960	21,455
Total Noninterest Expense	30,175	19,706	65,459	59,249

(Loss) Income Before Income Taxes	(54,010)	2,493	(71,479)	14,838
Less: (Benefit) provision for income taxes	(9,007)	566	(13,007)	3,400
Net (Loss) Income	(45,003)	1,927	(58,472)	11,438
Less: Preferred stock dividends	582	582	1,746	1,747
Net (Loss) Income Available to Common Shareholders	$(45,585)	$1,345	$(60,218)	$9,691

Per Common Share:
(Loss) Earnings	$(3.01)	$0.11	$(4.45)	$0.78
Cash dividends paid	$0.01	$0.08	$0.03	$0.40

Weighted Average Common Shares Outstanding	15,122,702	12,504,717	13,523,009	12,499,799
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net (Loss) Income	$(45,003)	$1,927	$(58,472)	$11,438
Other comprehensive income:
Unrealized (losses) gains on securities:
Unrealized holding gains arising during the period	2,341	1,148	5,707	2,204
Change in unrealized gains on securities	2,341	1,148	5,707	2,204
Tax impact	(492)	(241)	(1,199)	(463)
Other comprehensive income	1,849	907	4,508	1,741
Comprehensive (Loss) Income	$(43,154)	$2,834	$(53,964)	$13,179
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

	Preferred Stock $1,000 Par	Common Stock $1 Par	Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
(in thousands, except per share data)
Balance December 31, 2023	$33,058	$12,475	$149,085	$67,972	$(12,959)	$249,631
Net income	—	—	—	2,310	—	2,310
Common Stock issued under Equity Bonus Plan, 29,293 shares	—	30	304	—	—	334
Other comprehensive income	—	—	—	—	628	628
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.16 per share)	—	—	—	(2,001)	—	(2,001)
Balance March 31, 2024 (unaudited)	$33,058	$12,505	$149,389	$67,699	$(12,331)	$250,320
Net income	—	—	—	7,201	—	7,201
Other comprehensive income	—	—	—		206	206
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.16 per share)	—	—	—	(2,001)	—	(2,001)
Balance June 30, 2024 (unaudited)	$33,058	$12,505	$149,389	$72,317	$(12,125)	$255,144
Net income	—	—	—	1,927	—	1,927
Other comprehensive income	—	—	—	—	907	907
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.08 per share)	—	—	—	(1,000)	—	(1,000)
Balance September 30, 2024 (unaudited)	$33,058	$12,505	$149,389	$72,662	$(11,218)	$256,396

Balance December 31, 2024	$33,058	$12,505	$149,389	$72,965	$(12,868)	$255,049
Net (loss) income	—	—	—	(6,166)	—	(6,166)
Common Stock issued in private placement, 186,787 shares	—	186	1,395	—	—	1,581
Other comprehensive income	—	—	—	—	1,688	1,688
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.01 per share)	—	—	—	(125)	—	(125)
Balance March 31, 2025 (unaudited)	$33,058	$12,691	$150,784	$66,092	$(11,180)	$251,445
Net (loss) income	—	—	—	(7,303)	—	(7,303)
Common Stock issued in private placement, 358,680 shares	—	359	2,619	—	—	2,978
Common Stock issued in subordinated debt conversion, 1,981,506 shares	—	1,982	13,018	—	—	15,000
Common Stock issued as payment-in-kind, 88,482 shares	—	88	620	—	—	708
Other comprehensive income	—	—	—	—	971	971
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.01 per share)	—	—	—	(129)	—	(129)
Balance June 30, 2025 (unaudited)	$33,058	$15,120	$167,041	$58,078	$(10,209)	$263,088
Net (loss) income	—	—	—	(45,003)	—	(45,003)
Common Stock issued in private placement, 122,503 shares	—	123	864	—	—	987
Common Stock issued as payment-in-kind, 110,272 shares	—	110	777	—	—	887
Other comprehensive income	—	—	—	—	1,849	1,849
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.01 per share)	—	—	—	(151)	—	(151)
Balance September 30, 2025 (unaudited)	$33,058	$15,353	$168,682	$12,342	$(8,360)	$221,075
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash Flows From Operating Activities
Net (loss) income	$(58,472)	$11,438
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for credit losses	79,091	14,013
Goodwill impairment	12,900	—
Depreciation and amortization	3,257	3,227
Change in right of use asset	379	155
Amortization/Accretion of investments	(2,686)	13
(Gain) loss on sale/call of securities	—	—
Loss (gain) on sale of assets	362	(14,725)
Repossessed asset write downs, gains and losses on dispositions	24	383
Interest expense paid-in-kind	1,595	—
FHLB stock dividends	(373)	(561)
Change in operating lease liabilities	(352)	(146)
Change in other assets and liabilities, net	(19,228)	952
Net Cash Provided By Operating Activities	16,497	14,749

Cash Flows From Investing Activities
Proceeds from maturities, calls and sales of AFS securities	184,045	52,211
Funds invested in certificates of deposit	—	(250)
Funds invested in AFS securities	(269,682)	(309,922)
Funds invested in Federal Home Loan Bank stock	—	(4,265)
Proceeds from sale/redemption of Federal Home Loan Bank stock	—	8,724
Net decrease (increase) in loans	377,772	(34,324)
Purchase of premises and equipment	(1,169)	(2,754)
Proceeds from sales of premises and equipment	1,238	14,901
Proceeds from sales of other real estate owned	142	318
Net Cash Provided By (Used In) Investing Activities	292,346	(275,361)

Cash Flows From Financing Activities
Net (decrease) increase in deposits	(121,363)	420,831
Net increase (decrease) in federal funds purchased and short-term borrowings	108	(59,316)
Repayment of long-term borrowings	(1,008)	(43,023)
Proceeds from subordinated debentures	—	29,700
Proceeds from issuance of common stock	5,546	334
Dividends paid on preferred stock	(1,746)	(1,747)
Dividends paid on common stock	(405)	(5,001)
Net Cash (Used In) Provided By Financing Activities	(118,868)	341,778

Net Increase In Cash and Cash Equivalents	189,975	81,166
Cash and Cash Equivalents at the Beginning of the Period	564,208	286,455
Cash and Cash Equivalents at the End of the Period	$754,183	$367,621

Noncash Activities:
Acquisition of real estate in settlement of loans	$7,568	$423
Premises transferred to other real estate owned	$4,352	$—
Common stock issued for debt conversion	$15,000	$—
Common stock issued for payment-in-kind	$1,595	$—

Cash Paid During The Period:
Interest on deposits and borrowed funds	$99,687	$92,182
Federal income taxes	$4,100	$—
State income taxes	$—	$—
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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations at September 30, 2025 and for the three and nine month periods ended September 30, 2025 and 2024 are not necessarily indicative of the results expected for the full year or any other interim period. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for credit losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and the valuation of investment securities.

Note 2. Recent Accounting Pronouncements

Accounting Standards Adopted in 2025

None.

Accounting Pronouncements Not Yet Adopted

ASU No. 2023-09, "Improvements to Tax Disclosures" ("ASU 2023-09") is intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. This update is effective for annual periods beginning after December 15, 2024, though early adoption is permitted. While we anticipate that the adoption of this standard will require additional disclosures, we do not expect it to have a material effect on First Guaranty's consolidated financial statements.

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

Note 3. Securities

A summary comparison of securities by type at September 30, 2025 and December 31, 2024 is shown below.

	September 30, 2025				December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasuries	$—	$—	$—	$—	$147,840	$33	$(93)	$147,780
U.S. Government Agencies	—	—	—	—	—	—	—	—
Corporate debt securities	8,300	—	(245)	8,055	12,250	—	(668)	11,582
Municipal bonds	17,723	190	(460)	17,453	21,736	220	(339)	21,617
Collateralized mortgage obligations	136,305	824	(101)	137,028	32,065	—	(446)	31,619
Mortgage-backed securities	210,545	1,637	(383)	211,799	70,430	—	(1,931)	68,499
Total available for sale securities	$372,873	$2,651	$(1,189)	$374,335	$284,321	$253	$(3,477)	$281,097

Held to maturity:
U.S. Government Agencies	$267,410	$—	$(54,569)	$212,841	$266,761	$—	$(64,671)	$202,090
Corporate debt securities	55,153	6	(3,434)	51,725	55,011	—	(5,643)	49,368
Total held to maturity securities	$322,563	$6	$(58,003)	$264,566	$321,772	$—	$(70,314)	$251,458

The scheduled maturities of securities at September 30, 2025, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to calls or prepayments. Mortgage-backed securities are not due at a single maturity because of amortization and potential prepayment of the underlying mortgages. For this reason, they are presented separately in the maturity table below:

	At September 30, 2025
(in thousands)	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$3,564	$3,572
Due after one year through five years	6,860	6,930
Due after five years through 10 years	13,394	13,022
Over 10 years	2,205	1,984
Subtotal	26,023	25,508
Collateralized mortgage obligations	136,305	137,028
Mortgage-backed securities	210,545	211,799
Total available for sale securities	$372,873	$374,335

Held to maturity:
Due in one year or less	$—	$—
Due after one year through five years	23,612	22,532
Due after five years through 10 years	118,949	106,441
Over 10 years	180,002	135,593
Total held to maturity securities	$322,563	$264,566

At September 30, 2025, $512.5 million of First Guaranty's securities were pledged to secure public funds deposits and borrowings. The pledged securities had a market value of $463.6 million as of September 30, 2025.

Accrued interest receivable on First Guaranty's investment securities was $3.5 million and $1.4 million at September 30, 2025 and December 31, 2024, respectively, and was included in accrued interest receivable on the consolidated balance sheet. First Guaranty had a $0.2 million allowance for credit losses related to the held to maturity portfolio at September 30, 2025 and December 31, 2024.

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at September 30, 2025.

				At September 30, 2025
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	—	$—	$—	—	$—	$—	—	$—	$—
Corporate debt securities	2	1,484	(16)	8	6,571	(229)	10	8,055	(245)
Municipal bonds	3	1,350	(40)	26	5,135	(420)	29	6,485	(460)
Collateralized mortgage obligations	9	42,883	(101)	—	—	—	9	42,883	(101)
Mortgage-backed securities	2	6,822	(14)	14	34,715	(369)	16	41,537	(383)
Total available for sale securities	16	$52,539	$(171)	48	$46,421	$(1,018)	64	$98,960	$(1,189)

Held to maturity:
U.S. Government Agencies	—	$—	$—	29	$212,841	$(54,569)	29	$212,841	$(54,569)
Corporate debt securities	1	897	(73)	55	50,502	(3,361)	56	51,399	(3,434)
Total held to maturity securities	1	$897	$(73)	84	$263,343	$(57,930)	85	$264,240	$(58,003)

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

As of September 30, 2025, 149 of First Guaranty's debt securities had unrealized losses totaling 14.0% of the individual securities' amortized cost basis and 8.5% of First Guaranty's total amortized cost basis of the investment securities portfolio. 132 of the 149 securities had been in a continuous loss position for over 12 months at such date. The 132 securities had an aggregate amortized cost basis of $368.7 million and an unrealized loss of $58.9 million at September 30, 2025. Management has the intent and ability to hold these debt securities until maturity or until anticipated recovery.

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

Corporate debt securities in a loss position consist primarily of corporate bonds issued by businesses in the financial, insurance, utility, manufacturing, industrial, consumer products and oil and gas industries. There were no held to maturity corporate securities with a credit related impairment loss at September 30, 2025. First Guaranty believes that the remaining issuers will be able to fulfill the obligations of these securities based on evaluations described above. First Guaranty has the ability and intent to hold these securities until they recover, which could be at their maturity dates.

There were no charge-offs recognized on securities during the nine months ended September 30, 2025 and 2024. There were no provisions for credit losses recognized on securities during the nine months ended September 30, 2025 and 2024.

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

At September 30, 2025, First Guaranty's exposure to bond issuers that exceeded 10% of shareholders' equity is below:

	At September 30, 2025
(in thousands)	Amortized Cost	Fair Value
U.S. Government Treasuries (U.S.)	$—	$—
Federal Home Loan Bank (FHLB)	32,381	27,130
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	101,934	76,483
Federal Farm Credit Bank (FFCB)	139,592	115,615
Government National Mortgage Association (Ginnie Mae-GNMA)	201,795	203,136
Total	$475,702	$422,364

Note 4. Loans

The following table summarizes the components of First Guaranty's loan portfolio as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$231,156	10.1%	$330,048	12.2%
Farmland	31,685	1.4%	35,991	1.3%
1- 4 Family	441,017	19.3%	450,371	16.7%
Multifamily	137,582	6.0%	165,121	6.1%
Non-farm non-residential	1,003,198	43.9%	1,159,842	42.9%
Total Real Estate	1,844,638	80.7%	2,141,373	79.2%
Non-Real Estate:
Agricultural	44,737	2.0%	40,722	1.5%
Commercial and industrial	227,077	9.9%	257,518	9.5%
Commercial leases	134,958	5.9%	220,200	8.2%
Consumer and other	34,763	1.5%	42,267	1.6%
Total Non-Real Estate	441,535	19.3%	560,707	20.8%
Total Loans Before Unearned Income	2,286,173	100.0%	2,702,080	100.0%
Unearned income	(6,432)		(8,300)
Total Loans Net of Unearned Income	$2,279,741		$2,693,780

Accrued interest receivable on First Guaranty's loans totaled $11.3 million and $13.4 million at September 30, 2025 and December 31, 2024, respectively, and is included in accrued interest receivable on the consolidated balance sheet. Accrued interest receivable is excluded from First Guaranty's estimate of the allowance for credit losses.

The following table summarizes fixed and floating rate loans by contractual maturity, excluding nonaccrual loans, as of September 30, 2025 and December 31, 2024 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	September 30, 2025			December 31, 2024
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$277,638	$240,218	$517,856	$240,685	$245,272	$485,957
More than one to five years	273,194	163,476	436,670	501,800	256,720	758,520
More than five to 15 years	56,158	251,824	307,982	62,412	293,173	355,585
Over 15 years	340,514	568,886	909,400	358,727	634,762	993,489
Subtotal	$947,504	$1,224,404	2,171,908	$1,163,624	$1,429,927	2,593,551
Nonaccrual loans			114,265			108,529
Total Loans Before Unearned Income			2,286,173			2,702,080
Unearned income			(6,432)			(8,300)
Total Loans Net of Unearned Income			$2,279,741			$2,693,780

Included in floating rate loans are loans that adjust to a floating rate following an initial fixed rate period. The initial fixed rate periods are typically one, three, or five years.

The following tables present the age analysis of past due loans at September 30, 2025 and December 31, 2024:

	As of September 30, 2025
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$44	$8,707	$8,751	$222,405	$231,156	$—
Farmland	4,284	2,777	7,061	24,624	31,685	—
1- 4 family	2,859	10,536	13,395	427,622	441,017	—
Multifamily	—	23,998	23,998	113,584	137,582	—
Non-farm non-residential	12,879	42,532	55,411	947,787	1,003,198	—
Total Real Estate	20,066	88,550	108,616	1,736,022	1,844,638	—
Non-Real Estate:
Agricultural	32	1,886	1,918	42,819	44,737	—
Commercial and industrial	555	5,339	5,894	221,183	227,077	—
Commercial leases	—	18,358	18,358	116,600	134,958	—
Consumer and other	514	132	646	34,117	34,763	—
Total Non-Real Estate	1,101	25,715	26,816	414,719	441,535	—
Total Loans Before Unearned Income	$21,167	$114,265	$135,432	$2,150,741	$2,286,173	$—
Unearned income					(6,432)
Total Loans Net of Unearned Income					$2,279,741

	As of December 31, 2024
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$1,562	$11,018	$12,580	$317,468	$330,048	$7,394
Farmland	—	2,619	2,619	33,372	35,991	—
1- 4 family	12,917	10,053	22,970	427,401	450,371	—
Multifamily	199	27,542	27,741	137,380	165,121	—
Non-farm non-residential	38,607	58,279	96,886	1,062,956	1,159,842	4,108
Total Real Estate	53,285	109,511	162,796	1,978,577	2,141,373	11,502
Non-Real Estate:
Agricultural	677	1,992	2,669	38,053	40,722	—
Commercial and industrial	1,293	6,762	8,055	249,463	257,518	—
Commercial leases	—	1,533	1,533	218,667	220,200	—
Consumer and other	860	233	1,093	41,174	42,267	—
Total Non-Real Estate	2,830	10,520	13,350	547,357	560,707	—
Total Loans Before Unearned Income	$56,115	$120,031	$176,146	$2,525,934	$2,702,080	$11,502
Unearned income					(8,300)
Total Loans Net of Unearned Income					$2,693,780

The tables above include $114.3 million and $108.5 million of nonaccrual loans at September 30, 2025 and December 31, 2024, respectively. See the tables below for more detail on nonaccrual loans.

The following is a summary of nonaccrual loans by class at the dates indicated:

	As of September 30, 2025
(in thousands)	With Related Allowance	Without Related Allowance	Total
Real Estate:
Construction & land development	$455	$8,252	$8,707
Farmland	2,777	—	2,777
1- 4 family	9,859	677	10,536
Multifamily	6,527	17,471	23,998
Non-farm non-residential	20,579	21,953	42,532
Total Real Estate	40,197	48,353	88,550
Non-Real Estate:
Agricultural	970	916	1,886
Commercial and industrial	1,654	3,685	5,339
Commercial leases	17,391	967	18,358
Consumer and other	132	—	132
Total Non-Real Estate	20,147	5,568	25,715
Total Nonaccrual Loans	$60,344	$53,921	$114,265

	As of December 31, 2024
(in thousands)	With Related Allowance	Without Related Allowance	Total
Real Estate:
Construction & land development	$697	$2,927	$3,624
Farmland	678	1,941	2,619
1- 4 family	7,309	2,744	10,053
Multifamily	25,986	1,556	27,542
Non-farm non-residential	7,976	46,195	54,171
Total Real Estate	42,646	55,363	98,009
Non-Real Estate:
Agricultural	729	1,263	1,992
Commercial and industrial	1,724	5,038	6,762
Commercial leases	—	1,533	1,533
Consumer and other	233	—	233
Total Non-Real Estate	2,686	7,834	10,520
Total Nonaccrual Loans	$45,332	$63,197	$108,529

The following table presents First Guaranty's loan portfolio by credit quality classification and origination year as of the date indicated:

	As of September 30, 2025
	Term Loans by Origination Year
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Real Estate:
Construction & land development:
Pass	$8,327	$17,053	$80,999	$53,065	$6,148	1,631	$7,198	$174,421
Special Mention	—	1,750	164	11,045	—	127	—	13,086
Substandard	1,288	—	33,564	730	129	—	7,938	43,649
Doubtful	—	—	—	—	—	—	—	—
Total Construction & land development	9,615	18,803	114,727	64,840	6,277	1,758	15,136	231,156
Current period gross charge-offs	—	—	—	5,794	—	—	—	5,794
Farmland
Pass	1,196	2,900	7,440	3,583	3,238	1,950	2,417	22,724
Special Mention	—	154	—	46	—	2,739	—	2,939
Substandard	—	2,864	381	22	—	2,755	—	6,022
Doubtful	—	—	—	—	—	—	—	—
Total Farmland	1,196	5,918	7,821	3,651	3,238	7,444	2,417	31,685
Current period gross charge-offs	—	—	—	—	—	—	—	—
1- 4 family
Pass	26,719	57,990	90,410	95,275	53,832	75,703	7,921	407,850
Special Mention	155	114	2,967	1,485	4,570	3,618	605	13,514
Substandard	2,111	21	4,675	4,256	2,394	5,757	135	19,349
Doubtful	—	—	—	76	63	91	74	304
Total 1- 4 family	28,985	58,125	98,052	101,092	60,859	85,169	8,735	441,017
Current period gross charge-offs	—	—	—	21	180	289	—	490
Multifamily
Pass	3,000	439	8,218	41,765	5,308	6,439	1,970	67,139
Special Mention	—	—	254	4,982	41,209	—	—	46,445
Substandard	—	—	25	23,973	—	—	—	23,998
Doubtful	—	—	—	—	—	—	—	—
Total Multifamily	3,000	439	8,497	70,720	46,517	6,439	1,970	137,582
Current period gross charge-offs	—	—	—	10,430	—	—	—	10,430
Non-farm non-residential
Pass	13,956	34,308	164,402	189,522	71,449	263,058	11,241	747,936
Special Mention	358	16,690	12,156	337	9,303	45,938	36,373	121,155
Substandard	754	11,191	24,353	25,839	30,439	36,963	4,503	134,042
Doubtful	—	—	—	—	—	65	—	65
Total non-farm non-residential	15,068	62,189	200,911	215,698	111,191	346,024	52,117	1,003,198
Current period gross charge-offs	—	9,432	—	33	80	—	—	9,545
Total Real Estate	57,864	145,474	430,008	456,001	228,082	446,834	80,375	1,844,638

Non-Real Estate:
Agricultural
Pass	1,706	1,736	1,720	3,140	2,807	3,417	20,946	35,472
Special Mention	70	103	74	1,882	—	202	341	2,672
Substandard	—	4	48	4,322	155	1,816	245	6,590
Doubtful	—	—	—	—	—	3	—	3
Total Agricultural	1,776	1,843	1,842	9,344	2,962	5,438	21,532	44,737
Current period gross charge-offs	—	169	—	—	—	—	—	169
Commercial and industrial
Pass	51,175	15,922	15,908	6,119	29,952	14,433	64,379	197,888

Special Mention	77	255	2,247	5,103	653	203	2,385	10,923
Substandard	71	3,658	41	819	807	724	12,146	18,266
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and industrial	51,323	19,835	18,196	12,041	31,412	15,360	78,910	227,077
Current period gross charge-offs	—	122	492	260	158	23	—	1,055
Commercial leases
Pass	2,253	18,297	20,929	27,023	11,982	—	—	80,484
Special Mention	—	—	—	1,295	—	54	—	1,349
Substandard	—	17,187	26,778	967	8,193	—	—	53,125
Doubtful	—	—	—	—	—	—	—	—
Total Commercial leases	2,253	35,484	47,707	29,285	20,175	54	—	134,958
Current period gross charge-offs	—	541	—	233	—	—	—	774
Consumer and other loans
Pass	5,874	3,986	11,932	1,866	1,711	8,836	—	34,205
Special Mention	—	—	1	29	53	12	—	95
Substandard	—	39	80	134	168	42	—	463
Doubtful	—	—	—	—	—	—	—	—
Total Consumer and other loans	5,874	4,025	12,013	2,029	1,932	8,890	—	34,763
Current period gross charge-offs	209	169	209	265	171	81	—	1,104
Total Non-Real Estate	61,226	61,187	79,758	52,699	56,481	29,742	100,442	441,535
Total Loans
Pass	114,206	152,631	401,958	421,358	186,427	375,467	116,072	1,768,119
Special Mention	660	19,066	17,863	26,204	55,788	52,893	39,704	212,178
Substandard	4,224	34,964	89,945	61,062	42,285	48,057	24,967	305,504
Doubtful	—	—	—	76	63	159	74	372
Total Loans Before Unearned Income	$119,090	$206,661	$509,766	$508,700	$284,563	$476,576	$180,817	$2,286,173
Unearned income								(6,432)
Total Loans Net of Unearned Income								$2,279,741
Total Current Period Gross Charge-offs	$209	$10,433	$701	$17,036	$589	$393	$—	$29,361

	As of December 31, 2024
	Term Loans by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Real Estate:
Construction & land development:
Pass	$18,411	$110,178	$135,554	$17,703	$1,728	4,422	$12,734	$300,730
Special Mention	609	16,956	91	—	81	64	30	17,831
Substandard	—	1,461	8,572	599	246	525	—	11,403
Doubtful	—	—	—	84	—	—	—	84
Total Construction & land development	19,020	128,595	144,217	18,386	2,055	5,011	12,764	330,048
Current period gross charge-offs	—	—	39	—	—	—	—	39
Farmland
Pass	2,373	11,976	3,499	3,312	1,599	1,922	2,865	27,546
Special Mention	3,029	—	57	—	1,656	76	—	4,818
Substandard	—	381	27	—	2,592	627	—	3,627
Doubtful	—	—	—	—	—	—	—	—
Total Farmland	5,402	12,357	3,583	3,312	5,847	2,625	2,865	35,991
Current period gross charge-offs	—	—	258	—	—	—	—	258

1- 4 family
Pass	62,044	98,098	101,780	63,313	36,285	47,263	9,896	418,679
Special Mention	431	1,644	1,775	326	2,383	2,320	1,039	9,918
Substandard	—	4,186	3,129	4,689	1,619	4,343	3,543	21,509
Doubtful	—	—	73	—	—	119	73	265
Total 1- 4 family	62,475	103,928	106,757	68,328	40,287	54,045	14,551	450,371
Current period gross charge-offs	—	—	174	59	5	796	—	1,034
Multifamily
Pass	446	9,196	44,395	48,143	14,607	5,135	4,419	126,341
Special Mention	—	—	7,100	506	—	1,577	—	9,183
Substandard	—	—	28,041	—	—	1,556	—	29,597
Doubtful	—	—	—	—	—	—	—	—
Total Multifamily	446	9,196	79,536	48,649	14,607	8,268	4,419	165,121
Current period gross charge-offs	—	—	—	—	—	—	—	—
Non-farm non-residential
Pass	68,227	202,084	250,338	95,588	96,967	251,914	38,698	1,003,816
Special Mention	—	4,390	354	8,509	1,067	34,467	9,208	57,995
Substandard	11,356	9,213	32,688	37,181	916	2,917	3,694	97,965
Doubtful	—	—	—	—	66	—	—	66
Total non-farm non-residential	79,583	215,687	283,380	141,278	99,016	289,298	51,600	1,159,842
Current period gross charge-offs	—	3,793	1,031	3,009	331	836	—	9,000
Total Real Estate	166,926	469,763	617,473	279,953	161,812	359,247	86,199	2,141,373

Non-Real Estate:
Agricultural
Pass	2,102	2,766	7,815	2,904	1,142	5,676	13,130	35,535
Special Mention	18	74	1,793	10	132	112	91	2,230
Substandard	169	51	—	663	128	1,915	12	2,938
Doubtful	—	—	—	—	—	19	—	19
Total Agricultural	2,289	2,891	9,608	3,577	1,402	7,722	13,233	40,722
Current period gross charge-offs	—	—	—	33	—	—	—	33
Commercial and industrial
Pass	27,172	26,410	19,230	39,601	30,833	13,946	80,769	237,961
Special Mention	4,082	660	78	91	38	80	306	5,335
Substandard	25	59	815	939	193	1,229	10,962	14,222
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and industrial	31,279	27,129	20,123	40,631	31,064	15,255	92,037	257,518
Current period gross charge-offs	185	702	913	563	2,168	342	—	4,873
Commercial leases
Pass	48,856	61,057	47,140	38,027	3,554	398	—	199,032
Special Mention	—	—	18,153	—	—	—	—	18,153
Substandard	—	—	3,015	—	—	—	—	3,015
Doubtful	—	—	—	—	—	—	—	—
Total Commercial leases	48,856	61,057	68,308	38,027	3,554	398	—	220,200
Current period gross charge-offs	—	—	—	—	—	—	—	—
Consumer and other loans
Pass	8,457	14,710	4,083	3,257	4,467	6,262	—	41,236
Special Mention	—	29	42	98	26	—	—	195
Substandard	96	176	276	221	29	38	—	836
Doubtful	—	—	—	—	—	—	—	—
Total Consumer and other loans	8,553	14,915	4,401	3,576	4,522	6,300	—	42,267
Current period gross charge-offs	438	802	1,013	693	283	125	—	3,354
Total Non-Real Estate	90,977	105,992	102,440	85,811	40,542	29,675	105,270	560,707
Total Loans

Pass	238,088	536,475	613,834	311,848	191,182	336,938	162,511	2,390,876
Special Mention	8,169	23,753	29,443	9,540	5,383	38,696	10,674	125,658
Substandard	11,646	15,527	76,563	44,292	5,723	13,150	18,211	185,112
Doubtful	—	—	73	84	66	138	73	434
Total Loans Before Unearned Income	$257,903	$575,755	$719,913	$365,764	$202,354	$388,922	$191,469	$2,702,080
Unearned income								(8,300)
Total Loans Net of Unearned Income								$2,693,780
Total Current Period Gross Charge-offs	$623	$5,297	$3,428	$4,357	$2,787	$2,099	$—	$18,591

Note 5. Allowance for Credit Losses on Loans

A summary of changes in the allowance for credit losses, by portfolio type, for the nine months ended September 30, 2025 and 2024 are as follows:

	For the Nine Months Ended September 30,
	2025
(in thousands)	Beginning Allowance (12/31/2024)	Charge-offs	Recoveries	Provision	Ending Allowance (9/30/2025)
Real Estate:
Construction & land development	$3,930	$(5,794)	$—	$5,673	$3,809
Farmland	50	—	—	137	187
1- 4 family	9,243	(490)	29	3,084	11,866
Multifamily	3,949	(10,430)	—	7,474	993
Non-farm non-residential	11,531	(9,545)	19	18,302	20,307
Total Real Estate	28,703	(26,259)	48	34,670	37,162
Non-Real Estate:
Agricultural	204	(169)	1	170	206
Commercial and industrial	1,994	(1,055)	187	4,470	5,596
Commercial leases	1,719	(774)	—	39,884	40,829
Consumer and other	1,337	(1,104)	426	301	960
Unallocated	854	—	—	106	960
Total Non-Real Estate	6,108	(3,102)	614	44,931	48,551
Total Loans	$34,811	$(29,361)	$662	$79,601	$85,713
Unfunded lending commitments	1,210	—	—	(510)	700
Total	$36,021	$(29,361)	$662	$79,091	$86,413

	For the Nine Months Ended September 30,
	2024
(in thousands)	Beginning Allowance (12/31/2023)	Charge-offs	Recoveries	Provision	Ending Allowance (9/30/2024)
Real Estate:
Construction & land development	$5,845	$(39)	$1	$(954)	$4,853
Farmland	36	(258)	—	272	50
1- 4 family	6,653	(939)	13	1,990	7,717
Multifamily	1,614	—	—	(156)	1,458
Non-farm non-residential	10,596	(5,047)	45	8,065	13,659
Total Real Estate	24,744	(6,283)	59	9,217	27,737
Non-Real Estate:
Agricultural	97	(33)	26	174	264
Commercial and industrial	2,711	(4,521)	157	3,251	1,598
Commercial leases	1,948	—	—	147	2,095
Consumer and other	1,426	(2,837)	474	2,524	1,587
Unallocated	—	—	—	—	—
Total Non-Real Estate	6,182	(7,391)	657	6,096	5,544
Total Loans	$30,926	$(13,674)	$716	$15,313	$33,281
Unfunded lending commitments	2,810	—	—	(1,300)	1,510
Total	$33,736	$(13,674)	$716	$14,013	$34,791

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio and by recoveries. The result is an allocation of the credit loss reserve from one category to another.

A summary of the allowance along with loans and leases individually and collectively evaluated are as follows:

	As of September 30, 2025
(in thousands)	Allowance Individually Evaluated	Allowance Collectively Evaluated	Total Allowance for Credit Losses	Loans Individually Evaluated	Loans Collectively Evaluated	Total Loans before Unearned Income
Real Estate:
Construction & land development	$566	$3,243	$3,809	$19,081	$212,075	$231,156
Farmland	70	117	187	2,543	29,142	31,685
1- 4 family	857	11,009	11,866	7,867	433,150	441,017
Multifamily	148	845	993	23,973	113,609	137,582
Non-farm non-residential	10,635	9,672	20,307	66,651	936,547	1,003,198
Total Real Estate	12,276	24,886	37,162	120,115	1,724,523	1,844,638
Non-Real Estate:
Agricultural	—	206	206	915	43,822	44,737
Commercial and industrial	3,534	2,062	5,596	8,403	218,674	227,077
Commercial leases	39,739	1,090	40,829	52,921	82,037	134,958
Consumer and other	—	960	960	—	34,763	34,763
Unallocated	—	960	960	—	—	—
Total Non-Real Estate	43,273	5,278	48,551	62,239	379,296	441,535
Total	$55,549	$30,164	$85,713	$182,354	$2,103,819	2,286,173
Unearned Income						(6,432)
Total Loans Net of Unearned Income						$2,279,741

$146.3 million of loans individually evaluated for impairment as of September 30, 2025 were considered collateral dependent loans.

	As of December 31, 2024
(in thousands)	Allowance Individually Evaluated	Allowance Collectively Evaluated	Total Allowance for Credit Losses	Loans Individually Evaluated	Loans Collectively Evaluated	Total Loans before Unearned Income
Real Estate:
Construction & land development	$403	$3,527	$3,930	$10,724	$319,324	$330,048
Farmland	—	50	50	2,973	33,018	35,991
1- 4 family	430	8,813	9,243	3,174	447,197	450,371
Multifamily	2,942	1,007	3,949	27,516	137,605	165,121
Non-farm non-residential	1,229	10,302	11,531	54,201	1,105,641	1,159,842
Total Real Estate	5,004	23,699	28,703	98,588	2,042,785	2,141,373
Non-Real Estate:
Agricultural	129	75	204	2,151	38,571	40,722
Commercial and industrial	3	1,991	1,994	5,194	252,324	257,518
Commercial leases	—	1,719	1,719	3,015	217,185	220,200
Consumer and other	—	1,337	1,337	—	42,267	42,267
Unallocated	—	854	854	—	—	—
Total Non-Real Estate	132	5,976	6,108	10,360	550,347	560,707
Total	$5,136	$29,675	$34,811	$108,948	$2,593,132	2,702,080
Unearned Income						(8,300)
Total loans net of unearned income						$2,693,780

All loans individually evaluated for impairment as of December 31, 2024 were considered collateral dependent loans.

As of September 30, 2025 and December 31, 2024, First Guaranty had loans totaling $114.3 million and $108.5 million, respectively, not accruing interest. First Guaranty had no loans past due 90 days or more and still accruing interest as of September 30, 2025 as compared to $11.5 million as of December 31, 2024. The average outstanding balance of nonaccrual loans for the nine months ended September 30, 2025 was $121.3 million compared to $63.4 million for the year ended December 31, 2024.

The Bank held loans that were individually evaluated for impairment at September 30, 2025 for which the repayment, on the basis of the assessment at the reporting date, is expected to be provided substantially though the operation or sale of the collateral and the borrower is experiencing financial difficulty. The Allowance for Credit Losses for these collateral-dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the type of collateral that secure collateral dependent loans:

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

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

Occasionally, the Bank modifies loans to borrowers in financial distress by providing certain concessions, such as principal forgiveness, term extension, an other-than-insignificant payment delay, interest only for a specified period of time, an interest rate reduction, or a combination of such concessions. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. Upon the Bank’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is charged-off. Reportable modifications to borrowers experiencing financial difficulty (MEFD) during the nine months ended September 30, 2025 consisted of a $17.6 million term extension. The Bank had no unfunded commitments to borrowers whose terms have been modified as a reportable MEFD as of September 30, 2025.

As of September 30, 2025, there have been $1.0 million in loans that were modified with in the previous 12 months for which there has been payment default during the period.

Note 6. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment testing. The Company is required to conduct testing of goodwill impairment periodically (at least annually) and upon the occurrence of certain triggering events, which are events or circumstances that make it more likely than not that the fair value of its goodwill is below its carrying amount. The Company performed a quantitative impairment test as of September 30, 2025, using a combination of market and income approaches, including the guideline public company method, guideline precedent transaction method, and discounted cash flow analysis, which was triggered by the Company's stock price trading below book value and the recent increase in credit provisions. Based on the results of the test, the Company concluded the goodwill of $12.9 million was impaired; therefore, a one-time non-cash impairment charge was recorded.

Other intangible assets continue to be amortized over their useful lives. Loan servicing assets totaled $0.3 million at September 30, 2025 and $0.4 million at December 31, 2024. Other intangible assets recorded include core deposit intangibles, which are subject to amortization. The weighted-average amortization period remaining for First Guaranty's core deposit intangibles is 3.5 years at September 30, 2025. The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions.

Note 7. Other Real Estate (ORE)

Other real estate owned consists of the following at the dates indicated:

(in thousands)	September 30, 2025	December 31, 2024
Other Real Estate Owned:
Residential	$234	$226
Construction & land development	8,545	3
Non-farm non-residential	3,271	90
Total Other Real Estate Owned	12,050	319
Allowance for Other Real Estate Owned losses	—	—
Net Other Real Estate Owned	$12,050	$319

During the quarter ended September 30, 2025, First Guaranty transferred $4.4 million of existing bank owned properties previously used as either operating branches or future branch development to other real estate owned. The Bank plans to sell these properties.

Loans secured by one-to-four family residential properties in the process of foreclosure totaled $1.6 million as of September 30, 2025.

Note 8. Borrowings

During the quarter ended June 30, 2025, First Guaranty entered into an Exchange Agreement which provided for the exchange of certain floating rate subordinated debt due June 21, 2032, in the principal amount of $15.0 million, held by a related party for 1,981,506 shares of newly issued common stock of First Guaranty.

First Guaranty also entered into the amendments to the promissory note for the senior debt owed to a related party and subordinated note to a related party which allows First Guaranty to make payment of interest either in cash or shares of common stock for the period June 30, 2025 through March 31, 2026.

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

First Guaranty issued 31,701 shares of common stock for payment in kind ("PIK") interest due on the senior debt for the quarter ended September 30, 2025. First Guaranty issued 78,571 shares of common stock as PIK payments of interest on a $30.0 million subordinated debt for the quarter ended September 30, 2025.

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

Below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at September 30, 2025 and December 31, 2024:

Contract Amount

(in thousands)	September 30, 2025	December 31, 2024
Commitments to Extend Credit	$54,450	$134,178
Unfunded Commitments under lines of credit	$171,167	$186,006
Commercial and Standby letters of credit	$18,413	$13,576

Allowance For Credit Losses - Off- Balance-Sheet Credit Exposures

The provision for credit losses on unfunded commitments was a reversal of $0.5 million and $1.3 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. The ACL on off-balance-sheet credit exposures total $0.7 million at September 30, 2025 and $1.2 million at December 31, 2024 and is included in other liabilities on the accompanying consolidated balance sheets.

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

Information concerning First Guaranty’s leases is as follows:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Weighted-average lease term (in years)	13.5	14.5
Weighted-average discount rate	7.9%	7.9%

First Guaranty’s operating lease ROU assets were $11.2 million and $11.6 million at September 30, 2025 and December 31, 2024, respectively, and the related operating lease liabilities were $11.3 million and $11.6 million, respectively. The ROU asset is included in Other Assets on the balance sheet, and the related operating lease liabilities are included in Other liabilities.

Operating lease expense, including short-term leases, is included in occupancy expense in the amount of $1.3 million and $0.6 million for the nine months ended September 30, 2025 and 2024, respectively. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Cash payment for amounts included in the measurement of lease liabilities of $1.1 million and $0.4 million were included in operating cash flows for the respective nine- periods.

The following table reports minimum lease payments under non-cancelable operating leases at September 30, 2025:

(in thousands)
2025	$352
2026	1,406
2027	1,406
2028	1,351
2029	1,307
Thereafter	12,797
Total lease payments	18,619
Less: interest	(7,332)
Present value of lease liabilities	$11,287

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified within Level 3 in First Guaranty's portfolio as of September 30, 2025 includes corporate debt and municipal securities.

Loan individually evaluated for impairment. Fair value is measured by either the fair value of the collateral if the loan is collateral dependent (Level 2 or Level 3), or the present value of expected future cash flows, discounted at the loan's effective interest rate (Level 3). Fair value of the collateral is determined by appraisals or by independent valuation.

Other real estate owned. Properties are recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values of other real estate owned ("OREO") are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement or amounts commonly used in real estate transactions. Inputs include appraisal values or recent sales activity for similar assets in the property's market; thus, OREO measured at fair value would be classified within either Level 2 or Level 3 of the hierarchy. First Guaranty transferred $4.4 million of existing bank owned properties previously used as either operating branches or future branch development to other real estate owned. The Bank plans to sell these properties. The properties are included in Level 2 as of September 30, 2025.

Certain non-financial assets and non-financial liabilities are measured at fair value on a non-recurring basis including assets and liabilities related to reporting units measured at fair value in the testing of goodwill impairment, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	September 30, 2025	December 31, 2024
Available for Sale Securities Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$147,780
Level 2: Significant Other Observable Inputs	368,586	127,222
Level 3: Significant Unobservable Inputs	5,749	6,095
Securities available for sale measured at fair value	$374,335	$281,097

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

The change in Level 1 securities available for sale from December 31, 2024 to September 30, 2025 was due to a net decrease in Treasury bills of $147.8 million. There were no transfers between Level 2 and Level 3 from December 31, 2024 to September 30, 2025. There were no transfers between Level 1 and 2 securities available for sale from December 31, 2024 to September 30, 2025.

The following table reconciles assets measured at fair value on a recurring basis using unobservable inputs (Level 3):

Level 3 Changes
(in thousands)	September 30, 2025
Balance, beginning of year	$6,095
Total gains or losses (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	95
Purchases, sales, issuances and settlements, net	(441)
Transfers in and/or out of Level 3	—
Balance as of end of period	$5,749

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held as of September 30, 2025.

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of September 30, 2025 and December 31, 2024, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At September 30, 2025	At December 31, 2024
Fair Value Measurements Using: Loans Individually Evaluated for Impairment
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	—	—
Level 3: Significant Unobservable Inputs	72,151	50,449
Loans individually evaluated for impairment measured at fair value	$72,151	$50,449

Fair Value Measurements Using: Other Real Estate Owned
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	12,000	319
Level 3: Significant Unobservable Inputs	50	—
Other real estate owned measured at fair value	$12,050	$319

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

The carrying amounts and estimated fair values of financial instruments at September 30, 2025 were as follows:

	Fair Value Measurements at September 30, 2025 Using
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets
Cash and due from banks	$753,629	$753,629	$—	$—	$753,629
Federal funds sold	554	554	—	—	554
Securities, available for sale	374,335	—	368,586	5,749	374,335
Securities, held for maturity	322,413	—	264,566	—	264,566
Loans held for sale	—	—	—	—	—
Loans, net	2,194,028	—	—	2,178,784	2,178,784
Accrued interest receivable	14,776	—	—	14,776	14,776

Liabilities
Deposits	$3,354,897	$—	$—	$3,359,607	3,359,607
Repurchase agreements	7,117	—	—	7,141	7,141
Accrued interest payable	16,333	—	—	16,333	16,333
Long-term advances from Federal Home Loan Bank	135,000	—	—	136,373	136,373
Senior long-term debt	14,196	—	—	14,266	14,266
Junior subordinated debentures	29,790	—	—	30,000	30,000

The carrying amounts and estimated fair values of financial instruments at December 31, 2024 were as follows:

		Fair Value Measurements at December 31, 2024 Using
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets
Cash and due from banks	$563,778	$563,778	$—	$—	$563,778
Federal funds sold	430	430	—	—	430
Securities, available for sale	281,097	147,780	127,222	6,095	281,097
Securities, held for maturity	321,622	—	251,458	—	251,458
Loans, net	2,658,969	—	—	2,508,440	2,508,440
Accrued interest receivable	14,850	—	—	14,850	14,850

Liabilities
Deposits	$3,476,260	$—	$—	$3,475,411	3,475,411
Repurchase agreements	7,009	—	—	7,005	7,005
Accrued interest payable	20,437	—	—	20,437	20,437
Long-term advances from Federal Home Loan Bank	135,000	—	—	134,977	134,977
Senior long-term debt	15,169	—	—	15,274	15,274
Junior subordinated debentures	44,745	—	—	45,000	45,000

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of First Guaranty's financial condition and results of operations is intended to highlight the significant factors affecting First Guaranty's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data at September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly First Guaranty's financial position and results of operations for such periods.

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

Third Quarter and Nine Months Ended September 30, 2025, Financial Overview

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

Financial highlights for the third quarter and nine months ended September 30, 2025 are as follows:

•Net (loss) income for the three months ended September 30, 2025 and 2024 was $(45.0) million and $1.9 million respectively, a decrease of $46.9 million. Net (loss) income for the nine months ended September 30, 2025 and 2024 was $(58.5) million and $11.4 million, respectively, a decrease of $69.9 million. During the third quarter, First Guaranty recorded a $47.9 million provision for credit losses. $39.8 million of the $47.9 million provision was associated with one commercial lease relationship further described below. The provision for credit losses, together with the goodwill impairment charge of $12.9 million, were the primary drivers for the loss in the quarter, as net interest income, noninterest income and noninterest expense (excluding the goodwill impairment) were stable.

•First Guaranty has a $52.0 million credit exposure associated with commercial lease financing to entities related to an auto parts manufacturer that declared Chapter 11 bankruptcy during the third quarter. The credit exposure consists of one $17.2 million commercial lease, which was past due on its payments and placed on nonaccrual as of September 30, 2025, and three commercial leases totaling $34.8 million that were current on payments and remained on accrual status as of September 30, 2025. First Guaranty has downgraded all four lease credits to substandard and impaired status. A specific reserve of $17.2 million has been established for the nonaccrual credit and a specific reserve of $22.6 million has been established for the three lease credits that remain on accrual status. Further analysis will be performed as bankruptcy proceedings progress in the fourth quarter of 2025. The commercial leases are serviced by a third party.

•First Guaranty recognized a one-time non-cash impairment charge to goodwill of $12.9 million. The impairment was the result of First Guaranty's stock price trading below book value and the recent increase in credit provisions. The impairment charge did not impact regulatory capital ratios.

•Total assets decreased $175.4 million and were $3.8 billion at September 30, 2025 compared to December 31, 2024. Total loans at September 30, 2025 were $2.3 billion, a decrease of $414.0 million, or 15.4%, compared with December 31, 2024. Total deposits were $3.4 billion at September 30, 2025, a decrease of $121.4 million, or 3.5%, compared with December 31, 2024. Retained earnings were $12.3 million at September 30, 2025, a decrease of $60.6 million compared to $73.0 million at December 31, 2024. Shareholders' equity was $221.1 million and $255.0 million at September 30, 2025 and December 31, 2024, respectively.

•(Loss) earnings per common share were $(3.01) and $0.11 for the three months ended September 30, 2025 and 2024, respectively. Total weighted average shares outstanding were 15,122,702 and 12,504,717 for the three months ended September 30, 2025 and 2024, respectively. (Loss) earnings per common share were $(4.45) and $0.78 for the nine months ended September 30, 2025 and 2024, respectively. Total weighted average shares outstanding were 13,523,009 and 12,499,799 for the nine months ended September 30, 2025 and 2024, respectively. The change in shares was primarily due to the conversion into common stock of $15.0 million in subordinated debt in the second quarter and the issuance of 667,970 shares of common stock under private placement during 2025, of which 122,503 shares were issued in the third quarter. In addition, 198,754 shares were issued in 2025 as payment in kind, including 110,272 shares in the third quarter.

•The allowance for credit losses was $85.7 million or 3.76% of total loans at September 30, 2025 compared to $34.8 million or 1.29% at December 31, 2024.

•Net interest income for the three months ended September 30, 2025 was $22.2 million compared to $22.7 million for the three months ended September 30, 2024. Net interest income for the nine months ended September 30, 2025 was $66.7 million compared to $65.9 million for the nine months ended September 30, 2024.

•The provision for credit losses for the three months ended September 30, 2025 was $47.9 million compared to $4.9 million for the three months ended September 30, 2024. The provision for credit losses for the nine months ended September 30, 2025 was $79.1 million compared to $14.0 million for the nine months ended September 30, 2024.

•Charge-offs were $21.3 million during the three months ended September 30, 2025 and $2.6 million during the same period in 2024. Charge-offs for the third quarter of 2025 were concentrated with two commercial real estate credits. $9.4 million was charged off on an independent living center located in Louisiana. $10.4 million was charged off on an apartment complex located in Texas. Recoveries totaled $0.3 million during the three months ended September 30, 2025 and $0.2 million during the same period in 2024. Charge-offs were $29.4 million during the nine months ended September 30, 2025 and $13.7 million during the same period in 2024. Recoveries totaled $0.7 million during the nine months ended September 30, 2025 and $0.7 million during the same period in 2024.

•First Guaranty had $12.1 million of other real estate owned as of September 30, 2025 compared to $0.3 million at December 31, 2024. $7.4 million of other real estate owned as of September 30, 2025 is comprised of a land development project that is under contract to be sold in the fourth quarter of 2025. First Guaranty also transferred $4.4 million of existing bank owned properties previously used as either operating branches or future branch development to other real estate owned. The Bank plans to sell these properties. The largest property is currently under sales contract for $2.2 million and is to be sold during the fourth quarter of 2025.

•The net interest margin for the three months ended September 30, 2025 was 2.34% which was a decrease of 17 basis points from the net interest margin of 2.51% for the same period in 2024. The net interest margin for the nine months ended September 30, 2025 was 2.35% which was a decrease of 17 basis points from the net interest margin of 2.52% for the same period in 2024. Loans as a percentage of average interest earning assets decreased to 65.1% at September 30, 2025 compared to 80.0% at September 30, 2024.

•Investment securities net of the allowance for credit losses totaled $696.7 million at September 30, 2025, an increase of $94.0 million when compared to $602.7 million at December 31, 2024. At September 30, 2025, available for sale securities, at fair value, totaled $374.3 million, an increase of $93.2 million when compared to $281.1 million at December 31, 2024. At September 30, 2025, held to maturity securities, at amortized cost and net of the allowance for credit losses totaled $322.4 million, an increase of $0.8 million when compared to $321.6 million at December 31, 2024. The allowance for credit losses for HTM securities was $0.2 million at September 30, 2025 and December 31, 2024.

•Total loans net of unearned income were $2.3 billion at September 30, 2025, a net decrease of $414.0 million from December 31, 2024. Total loans net of unearned income are reduced by the allowance for credit losses which totaled $85.7 million at September 30, 2025 and $34.8 million at December 31, 2024, respectively.

•Nonaccrual loans increased $5.7 million to $114.3 million at September 30, 2025 compared to $108.5 million at December 31, 2024. Nonaccrual loans decreased $4.9 million when compared to June 30, 2025. The decrease compared to June 30, 2025 was due principally to the payoff on an $8.8 million commercial real estate loan located in the Midwest and to associated charge-offs on existing nonaccrual loans that totaled $21.3 million in the quarter. The decrease was partially offset by the $17.2 million commercial lease placed into nonaccrual.

•At September 30, 2025, the largest 10 non-performing loan relationships comprise 77% of total non-performing loans. Additional details on these non-performing relationships are as follows:
1.A $18.1 million loan relationship secured by an independent living center located in Louisiana; the loan was placed on nonaccrual in the fourth quarter of 2024. The principal balance was $27.5 million at June 30, 2025 and was charged down by $9.4 million in the third quarter of 2025.
2.A $17.2 million commercial equipment lease located primarily in Kansas; it was placed in nonaccrual in the third quarter of 2025. This relates to the auto parts bankruptcy.
3.A $15.4 million loan relationship secured by a multifamily apartment complex located in Texas; the loan was placed on nonaccrual in the fourth quarter of 2024. The principal balance was $25.8 million at June 30, 2025 and was charged down by $10.4 million in the third quarter of 2025.
4.A $15.1 million loan relationship secured by an assisted living center located in Louisiana; the loan was placed on nonaccrual in the second quarter of 2025. Payments received on the loan in the third quarter of 2025 reduced the balance by $0.5 million.
5.A $8.3 million loan relationship secured by an assisted living center located in Texas; the loan was placed on nonaccrual in the third quarter of 2025.
6.A $7.4 million loan relationship secured by land located in Texas; the loan was transferred to other real estate owned in the second quarter of 2025.
7.A $6.5 million loan relationship secured by a multifamily apartment complex located in Texas; the loan was placed on nonaccrual in the second quarter of 2025.
8.A $5.2 million loan relationship was placed on nonaccrual during the second quarter of 2025. The loan is secured by multifamily apartment complexes located in Louisiana.
9.A $2.2 million loan relationship was placed on nonaccrual during the third quarter of 2025. This loan is secured by a retail location located in Florida.
10.A $1.6 million loan relationship was placed on nonaccrual during the fourth quarter of 2024. This loan is secured by a convenience store located in Texas.

•First Guaranty charged off $21.3 million in loan balances during the third quarter of 2025. The details of the $21.3 million in charged-off loans were as follows:
•First Guaranty charged off $0.3 million in consumer loans during the third quarter of 2025. The consumer loan charge-offs included $0.1 million in credit card loans, $0.1 million of loans secured by automobiles or equipment, and $0.1 million in unsecured loans.
•First Guaranty charged off $10.4 million on a multifamily loan during the third quarter of 2025. This relationship had a remaining principal balance of $15.4 million as of September 30, 2025.
•First Guaranty charged off $9.4 million on a non-farm non-residential loan relationship secured by an independent living center during the third quarter of 2025. This relationship had a remaining principal balance of $18.1 million as of September 30, 2025.
•First Guaranty charged off $0.5 million on a commercial lease loan relationship during the third quarter of 2025. This relationship had no remaining principal balance as of September 30, 2025.
•First Guaranty charged off $0.4 million on a 1-4 family loan relationship during the third quarter of 2025. This relationship had a remaining principal balance of $0.7 million as of September 30, 2025.
•Smaller loans and overdrawn deposit accounts comprised the remaining $0.3 million of charge-offs for the third quarter of 2025.

•Noninterest expense totaled $30.2 million for the third quarter of 2025 (including $12.9 million of goodwill impairment), $17.3 million for the second quarter of 2025, $18.0 million for the first quarter of 2025, $17.9 million for the fourth quarter of 2024, and $19.7 million for the third quarter of 2024.

Full time equivalent employees totaled 339 at September 30, 2025. Full time equivalent employees totaled 360 at June 30, 2025, 380 at March 31, 2025, 399 at December 31, 2024, and 404 at September 30, 2024.

•Return on average assets for the three months ended September 30, 2025 and 2024 was (4.61)% and 0.21%, respectively. Return on average assets for the nine months ended September 30, 2025 and 2024 was (2.00)% and 0.42%, respectively. Return on average common equity for the three months ended September 30, 2025 and 2024 was (78.41)% and 2.40%, respectively. Return on average common equity for the nine months ended September 30, 2025 and 2024 was (35.83)% and 5.87% respectively. Return on average assets is calculated by dividing annualized net income by average assets. Return on average common equity is calculated by dividing annualized net income by average common equity.

•Book value per common share was $12.25 as of September 30, 2025 compared to $17.75 as of December 31, 2024. The decrease was due primarily to the decrease in retained earnings, partially offset by the recent issuance of new shares and changes in accumulated other comprehensive income ("AOCI"). AOCI is comprised of unrealized gains and losses on available for sale securities, including unrealized losses on available for sale securities at the time of transfer to held to maturity.

•First Guaranty's Board of Directors declared cash dividends of $0.01 and $0.08 per common share in the third quarter of 2025 and 2024. The reduction in the common stock dividend payment was done in order to preserve capital as part of First Guaranty’s new business strategy announced in the third quarter of 2024. First Guaranty has paid 129 consecutive quarterly dividends as of September 30, 2025.

•First Guaranty paid preferred stock dividends of $1.7 million during the first nine months of 2025 and 2024.

Financial Condition

Changes in Financial Condition from December 31, 2024 to September 30, 2025

Assets

Total assets at September 30, 2025 were $3.8 billion, a decrease of $175.4 million from December 31, 2024. Assets decreased primarily due to a decrease in net loans of $464.9 million partially offset by increases in cash and cash equivalents of $190.0 million and investment securities of $94.0 million at September 30, 2025 compared to December 31, 2024.

Loans

Net loans decreased $464.9 million, or 17.5%, to $2.2 billion at September 30, 2025 from December 31, 2024. First Guaranty adopted a change in its business plan in July 2024 that focused on reducing risk in the balance sheet, including risk associated with the loan portfolio. As part of this strategy, First Guaranty has reduced loan originations, charged-off loan balances and conducted select loan sales, which have each contributed to a decline in loan balances. Non-farm non-residential loan balances decreased $156.6 million due to the sale of loans and paydowns. Construction and land development loans decreased $98.9 million principally due to the sale of loans, charge-offs, and the conversion of existing loans to permanent financing. Commercial lease loan balances decreased $85.2 million primarily due to paydowns on the existing lease portfolio. First Guaranty's commercial lease portfolio generally has higher yields than commercial real estate loans but shorter average lives. Multifamily loans decreased $27.5 million primarily due to paydowns and charge-offs. Commercial and industrial loans decreased $30.4 million primarily due to paydowns. One-to-four family residential loans decreased $9.4 million primarily due to paydowns. Farmland loans decreased $4.3 million primarily due to seasonal activity. Consumer and other loans decreased $7.5 million primarily due to paydowns. Agricultural loans increased $4.0 million due to seasonal activity. First Guaranty had approximately 3.1% of funded and 1.5% of unfunded commitments in our loan portfolio to businesses engaged in support or service activities for oil and gas operations. First Guaranty's hotel and hospitality portfolio totaled $162.4 million at September 30, 2025. First Guaranty had $270.2 million in loans related to our Texas markets at September 30, 2025 compared to $407.1 million at December 31, 2024. First Guaranty had $323.5 million in loans related to our Mideast markets in Kentucky and West Virginia at September 30, 2025 compared to $335.5 million at December 31, 2024. Syndicated loans at September 30, 2025 were $48.5 million, of which $19.8 million were shared national credits. Syndicated loans decreased $5.3 million from $53.9 million at December 31, 2024.

As of September 30, 2025, 80.7% of our loan portfolio was secured by real estate. The largest portion of our loan portfolio, at 43.9% as of September 30, 2025, was non-farm non-residential loans secured by real estate. Approximately 56.4% of the loan portfolio was based on a floating rate tied to the prime rate, Secured Overnight Financing Rate ("SOFR"), or Treasury rates as of September 30, 2025. 43.9% of the loan portfolio is scheduled to mature within five years from September 30, 2025.

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

First Guaranty has diversified its CRE portfolio across both industries and geographic location. The following is a summary of the largest CRE related loans associated with hotel and motels, office properties, apartment complexes, healthcare related properties, and properties under construction as of September 30, 2025. First Guaranty generally does not finance multi-story office buildings in major metropolitan areas. The largest CRE loan secured by a hotel or motel totaled $19.5 million. The property is a flagged hotel located in Texas. The largest CRE loan secured by an office related property totaled $21.1 million and is located in West Virginia. The largest CRE loan secured by an apartment complex totaled $40.7 million and is located in Louisiana. The largest healthcare related loan is a $20.6 million property secured by a hospital located in Louisiana. The largest CRE loan under construction totaled $32.0 million for an apartment complex and is secured by a property located in Texas.

The increase in classified assets at September 30, 2025 as compared to December 31, 2024 was due to a $120.4 million increase in substandard loans. The increase in substandard loans was primarily the result of downgrades during 2025. The details of the top 10 substandard loan relationships as of September 30, 2025 are listed below:
1.A $52.0 million commercial lease relationship to entities associated with the aforementioned auto parts manufacturer. The collateral for these leases are located in multiple states. This relationship was classified substandard at the end of third quarter in 2025. The principal balances consists of one lease for $17.2 million which was nonaccrual as of September 30, 2025 and three leases totaling $34.8 million that were on accrual status as of September 30, 2025. The $17.2 million lease was originated in 2024 and has a specific reserve of $17.2 million. The $34.8 million leases were originated between 2021 and 2024 and had specific reserves of $22.6 million.
2.A $47.0 million loan relationship secured by real estate and business assets. This is a construction business located primarily in Louisiana. The loan relationship was classified as substandard in the third quarter of 2024. The loan relationship is on accrual status and there is no specific reserve established for it. The loan was originated between 2022 and 2024.
3.A $23.8 million loan relationship secured by real estate. This is a hospital located in Arkansas. The relationship was designated as substandard in the second quarter of 2025. The loan was originated in 2021 and is on accrual status.
4.A $18.1 million loan relationship secured by an independent living center located in Louisiana; the loan was placed on nonaccrual in the fourth quarter of 2024. The principal balance was $27.5 million at June 30, 2025 and was charged down by $9.4 million in the third quarter of 2025. The loan was originated in 2023. It has a specific reserve of $10.5 million as of September 30, 2025.

5.A $15.7 million construction and land development loan relationship secured by land located in Texas. The loan was classified as substandard in the first quarter of 2024. The loan was originated in 2023 and is on accrual status.
6.A $15.4 million loan relationship secured by a multifamily apartment complex located in Texas; the loan was placed on nonaccrual in the fourth quarter of 2024. The principal balance was $25.8 million at June 30, 2025 and was charged down by $10.4 million in the third quarter of 2025. The loan was originated in 2022.
7.A $15.1 million loan relationship secured by an assisted living center located in Louisiana; the loan was placed on nonaccrual in the second quarter of 2025. Payments received on the loan in the third quarter of 2025 reduced the balance by $0.5 million. The loan was originated in 2019.
8.A $13.9 million loan relationship secured by commercial real estate located in Oklahoma. The loan was designated substandard in the first quarter of 2025. The loan was originated in 2020 and is on accrual status.
9.A $11.5 million construction loan for the development of a truck stop and convenience store located in Louisiana. The loan was designed substandard in the first quarter of 2025. The loan was originated in 2022 and is on accrual status.
10.A $8.3 million loan relationship secured by an assisted living center located in Texas; the loan was placed on nonaccrual in the third quarter of 2025. The loan was originated in 2023.

Top 10 Substandard Relationships

		Current Balance	Allocated Reserve	Origination Year(s)	Location
	Relationship Description
1	Commercial Leases	$51,954	$39,739	2021-2024	Multiple States
2	Construction Business	47,000	—	2022-2024	Louisiana & Texas
3	Hospital	23,750	—	2021	Arkansas
4	Independent Living Center	18,070	10,460	2023	Louisiana
5	Subdivision Development	15,746	—	2023	Texas
6	Apartment Complex	15,390	—	2022	Texas
7	Assisted Living Center	15,121	—	2019	Louisiana
8	Commercial Retail Shopping Center	13,857	—	2020	Oklahoma
9	Convenience Store	11,514	—	2022	Louisiana
10	Assisted Living Center	8,252	—	2023	Texas
		$220,654	$50,199

Special mention loans increased by $86.5 million in 2025. The increase in special mention loans was primarily the result of downgrades during 2025. The details of the top 10 special mention loan relationships as of September 30, 2025 are listed below:
1.A $40.7 million multifamily loan relationship secured by an apartment complex in Louisiana. The loan is on accrual status. The loan was designated as special mention in the third quarter of 2025. The loan was originated in 2021.
2.A $39.6 million loan relationship to a manufacturing company secured by real estate and business assets located in Louisiana. The loan is on accrual status. The loan was designated special mention in the third quarter of 2025. The loan relationship is over ten years old.
3.A $20.3 million loan relationship to a marine industry company secured by real estate. The loan was designated special mention in the first quarter of 2025. The loan was originated in 2020.
4.A $15.9 million non-farm non-residential relationship secured by a warehouse located in Louisiana. The loan was designated special mention in the first quarter of 2025. The loan was originated in 2024.
5.A $10.8 million construction and land development secured by land located in Texas. The loan was designated special mention in the second quarter of 2025. The loan was originated in 2022.
6.A $8.7 million non-farm non-residential relationship secured by a hotel located in Mississippi. The loan was designated special mention in the fourth quarter of 2024. The loan was originated in 2015.
7.A $7.8 million loan relationship secured by commercial real estate located in Louisiana. The loan was designated special mention in the fourth quarter of 2024. The loan was originated in 2011.
8.A $7.5 million non-farm non-residential relationship secured by an office located in Texas. The loan was designated special mention in the fourth quarter of 2024. The loan was originated in 2021.
9.A $5.0 million multifamily loan relationship secured by an apartment complex located in Florida. The loan was designated special mention in the first quarter of 2025. The loan was originated in 2022.
10.A $4.9 million loan relationship secured by a hotel property located in Georgia. The loan was designated special mention in the third quarter of 2025. The loan was originated in 2023.

Top 10 Special Mention Relationships

		Current Balance	Allocated Reserve	Origination Year(s)	Location
	Relationship Description
1	Apartment Complex	$40,719	$—	2021	Louisiana
2	Manufacturing Company	39,575	—	2015-2024	Louisiana
3	Marine Industry	20,281	—	2020	Louisiana
4	Warehouse Facility/Office Complex	15,919	—	2024	Louisiana
5	Subdivision Development	10,808	—	2022	Texas
6	Hotel	8,670	—	2015	Mississippi
7	Warehouse Facility	7,780	—	2011	Louisiana
8	Office	7,534	—	2021	Texas
9	Apartment Complex	4,965	—	2022	Florida
10	Hotel Properties	4,859	—	2023	Georgia
		$161,110	$—

Net loans are reduced by the allowance for credit losses which totaled $85.7 million at September 30, 2025 and $34.8 million at December 31, 2024. Loan charge-offs were $29.4 million during the first nine months of 2025 and $13.7 million during the same period in 2024. Recoveries totaled $0.7 million during the first nine months of 2025 and $0.7 million during the same period in 2024. The provision for credit losses totaled $79.1 million for the first nine months of 2025 and $14.0 million for the same period in 2024. See Note 4 of the Notes to Consolidated Financial Statements for more information on loans and Note 5 for more information on the allowance for credit losses.

Investment Securities

Investment securities net of the allowance for credit losses at September 30, 2025 totaled $696.7 million, an increase of $94.0 million compared to $602.7 million at December 31, 2024. The portfolio consists of both available for sale (AFS) and held to maturity securities (HTM). The securities designated as held to maturity are agency and corporate debt securities that are part of First Guaranty’s investment strategy and public funds collateralization program. We purchase securities for our investment portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and meet pledging requirements for public funds and borrowings.

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

Our available for sale securities portfolio totaled $374.3 million at September 30, 2025, an increase of $93.2 million, or 33.2%, compared to $281.1 million at December 31, 2024. The increase was primarily due to the purchase of collateralized mortgage obligations and mortgage-backed securities. In the third quarter of 2025, First Guaranty has primarily purchased U.S. Government securities and U.S. Government mortgage-backed and collateralized mortgage obligations.

Our held to maturity securities portfolio net of the allowance for credit losses totaled $322.4 million at September 30, 2025, an increase of $0.8 million, or 0.2%, compared to $321.6 million at December 31, 2024.

At September 30, 2025, $3.6 million, or 0.5%, of the securities portfolio was scheduled to mature in less than one year. $30.5 million, or 4.4%, of the securities portfolio, not including collateralized mortgage obligations and mortgage-backed securities, were scheduled to mature between one and five years. The majority of these securities were corporate bonds. $132.0 million, or 18.9%, of the securities portfolio, not including collateralized mortgage obligations and mortgage-backed securities, were scheduled to mature between five and ten years. Securities, not including collateralized mortgage obligations and mortgage-backed securities, with contractual maturity dates over 10 years totaled $182.0 million, or 26.1%, of the total securities portfolio at September 30, 2025. The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates. Prepayments of mortgages that collateralize mortgage-backed securities also affect the maturity of the securities portfolio. Based on internal forecasts as of September 30, 2025, management believes that the securities portfolio has a forecasted weighted average life of approximately 7.02 years based on the current interest rate environment. The portfolio had an estimated effective duration of 5.28 years at September 30, 2025.

There were no credit related impairment of available for sale securities during the nine months ended September 30, 2025 or 2024. The allowance for credit losses for held to maturity securities was $0.2 million at September 30, 2025 and December 31, 2024.

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

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

(in thousands)	September 30, 2025	December 31, 2024
Nonaccrual loans:
Real Estate:
Construction and land development	$8,707	$3,624
Farmland	2,777	2,619
1- 4 family	10,536	10,053
Multifamily	23,998	27,542
Non-farm non-residential	42,532	54,171
Total Real Estate	88,550	98,009
Non-Real Estate:
Agricultural	1,886	1,992
Commercial and industrial	5,339	6,762
Commercial leases	18,358	1,533
Consumer and other	132	233
Total Non-Real Estate	25,715	10,520
Total nonaccrual loans	114,265	108,529

Loans 90 days and greater delinquent & accruing:
Real Estate:
Construction and land development	—	7,394
Farmland	—	—
1- 4 family	—	—
Multifamily	—	—
Non-farm non-residential	—	4,108
Total Real Estate	—	11,502
Non-Real Estate:
Agricultural	—	—
Commercial and industrial	—	—
Commercial leases	—	—
Consumer and other	—	—
Total Non-Real Estate	—	—
Total loans 90 days and greater delinquent & accruing	—	11,502

Total nonperforming loans	114,265	120,031

Real Estate Owned:
Construction and land development	8,545	226
Farmland	—	—
1- 4 family	234	3
Multifamily	—	—
Non-farm non-residential	3,271	90
Total Real Estate Owned	12,050	319

Total nonperforming assets	$126,315	$120,350

Nonperforming assets to total loans	5.54%	4.47%
Nonperforming assets to total assets	3.33%	3.03%
Nonperforming loans to total loans	5.01%	4.46%
Nonaccrual loans to total loans	5.01%	4.03%
Allowance for credit losses to nonaccrual loans	75.01%	32.08%
Net loan charge-offs to average loans	1.55%	0.64%

Top 10 Non-Performing Assets

		Current Balance	Allocated Reserve	Origination Year	Location
	Asset Description
1	Independent Living Center	$18,070	$10,460	2021	Louisiana
2	Commercial Lease	17,187	17,187	2024	Kansas
3	Apartment Complex	15,390	—	2022	Texas
4	Assisted Living Center	15,121	—	2019	Louisiana
5	Assisted Living Center	8,252	—	2023	Texas
6	Land Development OREO	7,384	—	2022	Texas
7	Apartment Complex	6,502	148	2022	Texas
8	Apartment Complex	5,244	857	2023	Louisiana
9	Retail Location	2,150	—	2020	Florida
10	Convenience Store	1,640	—	2021	Texas
		$96,940	$28,652

At September 30, 2025, nonperforming assets totaled $126.3 million, or 3.33% of total assets, compared to $120.4 million, or 3.03%, of total assets at December 31, 2024, which represented an increase of $6.0 million, or 5.0%. The increase in nonperforming assets occurred primarily due to an increase in nonaccrual loans and other real estate, partially offset by a decrease in loans 90 days greater delinquent. Nonperforming loans included loans previously classified as purchase credit deteriorated following the adoption of CECL.

Nonaccrual loans increased from $108.5 million at December 31, 2024 to $114.3 million at September 30, 2025. Nonaccrual loans included $4.6 million in loans with a government guarantee. These are structured as net loss guarantees in which up to 90% of loss exposure is covered.

At September 30, 2025, there were no loans 90 days or greater delinquent and still accruing, compared to $11.5 million at December 31, 2024. The decrease in loans 90 days or greater delinquent and still accruing was attributed to moving those loans to nonaccrual.

Other real estate owned totaled $12.1 million at September 30, 2025, an increase of $11.7 million compared to $0.3 million at December 31, 2024. $7.4 million of other real estate owned as of September 30, 2025 is comprised of a land development project that is under contract to be sold in the fourth quarter of 2025. First Guaranty also transferred $4.4 million of existing bank owned properties previously used as either operating branches or future branch development to other real estate owned. The Bank plans to sell these properties.

At September 30, 2025, the largest 10 non-performing loans comprise 77% of total non-performing assets. Additional details on the non-performing loan relationships are as follows:
1.A $18.1 million loan relationship secured by an independent living center located in Louisiana; the loan was placed on nonaccrual in the fourth quarter of 2024. The principal balance was $27.5 million at June 30, 2025 and was charged down by $9.4 million in the third quarter of 2025.
2.A $17.2 million commercial equipment lease located primarily in Kansas; it was placed in nonaccrual in the third quarter of 2025. This relates to the auto parts bankruptcy.
3.A $15.4 million loan relationship secured by a multifamily apartment complex located in Texas; the loan was placed on nonaccrual in the fourth quarter of 2024. The principal balance was $25.8 million at June 30, 2025 and was charged down by $10.4 million in the third quarter of 2025.
4.A $15.1 million loan relationship secured by an assisted living center located in Louisiana; the loan was placed on nonaccrual in the second quarter of 2025. Payments received on the loan in the third quarter of 2025 reduced the balance by $0.5 million.
5.A $8.3 million loan relationship secured by an assisted living center located in Texas; the loan was placed on nonaccrual in the third quarter of 2025.
6.A $7.4 million loan relationship secured by land located in Texas; the loan was transferred to other real estate owned in the second quarter of 2025.
7.A $6.5 million loan relationship secured by a multifamily apartment complex located in Texas; the loan was placed on nonaccrual in the second quarter of 2025.
8.A $5.2 million loan relationship was placed on nonaccrual during the second quarter of 2025. The loan is secured by multifamily apartment complexes located in Louisiana.
9.A $2.2 million loan relationship was placed on nonaccrual during the third quarter of 2025. This loan is secured by a retail location located in Florida.
10.A $1.6 million loan relationship was placed on nonaccrual during the fourth quarter of 2024. This loan is secured by a convenience store located in Texas.

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

The allowance for credit losses on loans was $85.7 million, or 3.76% of total loans, and 75.0% of nonperforming loans at September 30, 2025.

Comparing September 30, 2025 to December 31, 2024, there were changes within the specific components of the allowance balance.

A provision for credit losses of $79.1 million was made during the nine months ended September 30, 2025 and $14.0 million for the same period in 2024. The $79.1 million provision made in 2025 included a $0.5 million negative provision for credit losses related to unfunded commitments. First Guaranty's unfunded commitments declined during the first nine months of 2025 which resulted in a reduced liability. The provisions made were taken to provide for current credit losses and to maintain the allowance proportionate to risks inherent in the loan portfolio.

The loan portfolio factors in the first nine months of 2025 that primarily affected the allocation of the allowance included the following:

•Construction and land development loans decreased during the first nine months of 2025 due to the sale of loans. The allowance decrease was due primarily to charge-offs of the portfolio.

•One-to-four family residential loans decreased $9.4 million during the first nine months of 2025. The allowance increase related to this portfolio was due to changes in the qualitative analysis of the portfolio, and a $0.4 million increase in the allowance for loan individually evaluated.

•Multifamily loans decreased $27.5 million during the first nine months of 2025. The allowance decrease related to this portfolio was due to primarily to charge-offs of the portfolio, and a $2.8 million decrease in the allowance for loan individually evaluated.

•Non-farm non-residential loans decreased by $156.6 million during the first nine months of 2025. The allowance increase related to this portfolio was due to changes in the qualitative analysis of the portfolio related to economic conditions, and a $9.4 million increase in the allowance for loans individually evaluated.

•Commercial and industrial loans decreased $30.4 million during the first nine months of 2025. The allowance increase related to this portfolio was due to changes in the qualitative analysis of the portfolio, and a $3.5 million increase in the allowance for loans individually evaluated.

•Commercial leases decreased $85.2 million during the first nine months of 2025. The allowance increase related to this portfolio was due to changes in the qualitative analysis of the portfolio, and a $39.7 million increase in the allowance for loans individually evaluated.

•Consumer and other loans decreased $7.5 million during the first nine months of 2025. The decrease in the related loan loss allowance balance was due primarily to charge-offs and qualitative analysis of the portfolio.

First Guaranty charged off $29.4 million in loan balances during the first nine months of 2025. The details of the $29.4 million in charged-off loans were as follows:

1.First Guaranty charged off $0.9 million in consumer loans during the first nine months of 2025. The consumer loan charge-offs included $0.2 million in credit card loans, $0.3 million of loans secured by automobiles or equipment, and $0.4 million in unsecured loans.
2.First Guaranty charged off $4.9 million on a construction and land development loan that was subsequently sold during the first quarter of 2025. This relationship had no remaining principal balance as of September 30, 2025.
3.First Guaranty charged off $0.9 million on a construction and land development loan that was subsequently sold during the first quarter of 2025. This relationship had no remaining principal balance as of September 30, 2025.
4.First Guaranty charged off $0.3 million on a commercial and industrial loan during the second quarter of 2025. This relationship had no remaining principal balance as of September 30, 2025.
5.First Guaranty charged off $0.2 million on a commercial lease loan relationship during the second quarter of 2025. This relationship had a remaining principal balance of $1.0 million as of September 30, 2025.
6.First Guaranty charged off $10.4 million on a multifamily loan during the third quarter of 2025. This relationship had a remaining principal balance of $15.4 million as of September 30, 2025.
7.First Guaranty charged off $9.4 million on a non-farm non-residential loan relationship secured by an independent living center during the third quarter of 2025. This relationship had a remaining principal balance of $18.1 million as of September 30, 2025.
8.First Guaranty charged off $0.5 million on a commercial lease loan relationship during the third quarter of 2025. This relationship had no remaining principal balance as of September 30, 2025.
9.First Guaranty charged off $0.4 million on a one-to-four family loan relationship during the third quarter of 2025. This relationship had a remaining principal balance of $0.7 million as of September 30, 2025.
10.Smaller loans and overdrawn deposit accounts comprised the remaining $1.5 million of charge-offs for the first nine months of 2025.

Other information related to the allowance for credit losses is as follows:

(in thousands)	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Loans:
Average outstanding balance	$2,476,128	$2,793,397
Balance at end of period	$2,279,741	$2,833,350

Allowance for Credit Losses:
Balance at beginning of year	$34,811	$30,926
Charge-offs	(29,361)	(11,052)
Recoveries	662	504
Provision	79,601	9,909
Balance at end of period	$85,713	$30,287

Deposits

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. We regularly assess our funding needs, deposit pricing and interest rate outlooks. From December 31, 2024 to September 30, 2025, total deposits decreased $121.4 million, or 3.5%, to $3.4 billion. Noninterest-bearing demand deposits decreased $7.2 million, or 1.8%, to $396.9 million at September 30, 2025. The decrease in noninterest-bearing demand deposits was primarily concentrated in business noninterest-bearing demand deposits. The majority of the decrease in business noninterest-bearing demand deposits was associated with seasonal activity that increased at the end of September 30, 2025. Interest-bearing demand deposits increased $3.2 million, or 0.2%, to $1.4 billion at September 30, 2025. The increase in interest-bearing demand deposits was primarily concentrated in public funds interest-bearing demand deposits that have seasonal fluctuations. Savings deposits decreased $19.4 million, or 8.3%, to $215.1 million at September 30, 2025, primarily related to decreases in business and individual savings deposits. Time deposits decreased $98.0 million, or 6.8%, to $1.4 billion at September 30, 2025, primarily due to decreases in brokered time deposits.

Management will continue to evaluate and update our product mix and related technology in its efforts to attract additional customers. We currently offer a number of deposit products that are competitively priced and designed to attract and retain customers with primary emphasis on noninterest-bearing deposits, select time deposits and other lower cost deposits.

As of September 30, 2025, the aggregate amount of outstanding certificates of deposit in amounts greater than $250,000 was approximately $185.2 million. At September 30, 2025, approximately $23.4 million of First Guaranty's certificates of deposit greater than $250,000 had a remaining term greater than one year.

The total amount of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) was estimated at $264.3 million at September 30, 2025. This total excludes public funds deposits that are collateralized by securities or FHLB letters of credit. The amount of uninsured deposits including collateralized public funds deposits was estimated at $840.7 million at September 30, 2025.

The following table sets forth the distribution of our time deposit accounts.

(in thousands)	September 30, 2025
Time deposits of less than $100,000	$847,405
Time deposits of $100,000 through $250,000	320,096
Time deposits of more than $250,000	185,194
Total Time Deposits	$1,352,695

The following table sets forth the maturity of the time deposits greater than $250,000 at September 30, 2025.

(in thousands)	September 30, 2025
Three months or less	$59,261
Three to six months	49,122
Six months to one year	53,382
One to three years	9,298
More than three years	14,131
Total Time Deposits greater than $250,000	$185,194

Public funds deposits totaled $1.1 billion at September 30, 2025 and $1.0 billion at December 31, 2024. Public funds time deposits totaled $62.6 million at September 30, 2025 compared to $78.4 million at December 31, 2024. Public funds deposits increased due to seasonal fluctuations. First Guaranty has developed a program for the retention and management of public funds deposits. Since the end of 2012, First Guaranty has maintained public funds deposits in excess of $400.0 million. These deposits are from public entities such as school districts, hospital districts, sheriff departments and municipalities. The majority of these funds are under fiscal agency agreements with terms of three years or less. Deposits under fiscal agency agreements are generally stable but public entities may maintain the ability to negotiate term deposits on a specific basis including with other financial institutions. These deposits generally have stable balances as we maintain both operating accounts and time deposits for these entities. There is a seasonal component to public deposit levels associated with annual tax collections. Public funds will increase at the end of the year and during the first quarter. In addition to seasonal fluctuations, there are monthly fluctuations associated with internal payroll and short-term tax collection accounts for our public funds deposit accounts. Public funds deposit accounts are collateralized by FHLB letters of credit, by expanded reciprocal deposit insurance programs, by Louisiana municipal bonds and by eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac. First Guaranty continues to grow the proportion of its public funds portfolio that is collateralized by reciprocal deposit insurance as an alternative to pledging securities or utilizing FHLB letters of credit. First Guaranty initiated this strategy to invest these deposits more efficiently in higher yielding loans to improve the net interest margin and earnings. Total public funds collateralized by reciprocal deposit insurance programs decreased to $543.1 million at September 30, 2025 compared to $609.4 million at December 31, 2024.

The following table sets forth public funds as a percent of total deposits.

(in thousands except for %)	September 30, 2025	December 31, 2024
Public Funds:
Noninterest-bearing Demand	$4,659	$4,385
Interest-bearing Demand	1,011,968	915,067
Savings	17,477	48,925
Time	62,635	78,420
Total Public Funds	$1,096,739	$1,046,797
Total Deposits	$3,354,897	$3,476,260
Total Public Funds as a percent of Total Deposits	32.7%	30.1%

Borrowings

First Guaranty maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. First Guaranty had $7.1 million in short-term borrowings outstanding at September 30, 2025 compared to $7.0 million at December 31, 2024. The short-term borrowings at September 30, 2025 and December 31, 2024 were comprised of repurchase agreements.

First Guaranty had long-term borrowings from the FHLB that totaled $135.0 million at September 30, 2025 and December 31, 2024. First Guaranty converted previous short-term floating rate borrowings from the FHLB into long-term lower fixed rate borrowings in order to reduce interest expense. First Guaranty has a $100.0 million FHLB advance that matures in the second quarter of 2027, and a $35.0 million FHLB advance that matures in the third quarter of 2027.

First Guaranty had senior long-term debt totaling $14.2 million as of September 30, 2025 and $15.2 million at December 31, 2024.

First Guaranty had subordinated debt totaling $29.8 million at September 30, 2025 and $44.7 million at December 31, 2024.

First Guaranty had $426.2 million in Federal Home Loan Bank letters of credit as of September 30, 2025 compared to $455.7 million at December 31, 2024. Federal Home Loan Bank letters of credit are obtained primarily for collateralizing public deposits.

Total Shareholders' Equity

Total shareholders' equity decreased to $221.1 million at September 30, 2025 from $255.0 million at December 31, 2024. The decrease in shareholders' equity was principally the result of a decrease of $60.6 million in retained earnings, partially offset by an increase of $19.3 million in surplus, a decrease of $4.5 million in accumulated other comprehensive loss, and an increase of $2.8 million in common stock. The $60.6 million decrease in retained earnings was primarily due to net loss of $58.5 million during the nine months ended September 30, 2025, $0.4 million in cash dividends paid on shares of our common stock and $1.7 million in cash dividends paid on shares of our preferred stock. The $19.3 million increase in surplus and $2.8 million increase in common stock was primarily due to the conversion of $15.0 million in subordinated debt and the issuance of common stock under private placement during the first nine months of 2025. The decrease in accumulated other comprehensive loss was primarily attributed to the decrease in unrealized losses on available for sale securities during the nine months ended September 30, 2025.

Results of Operations for the Third Quarter Ended September 30, 2025 and 2024

Performance Summary

Three months ended September 30, 2025 compared to the three months ended September 30, 2024. Net loss for the three months ended September 30, 2025 was $45.0 million, a decrease of $46.9 million, from net income of $1.9 million for the three months ended September 30, 2024. The decrease in net income for the three months ended September 30, 2025 as compared to the prior year period was primarily the result of the provision to the credit allowance, the goodwill impairment charge, and a decrease in noninterest income. The increase in the provision for credit losses was related to changes within the portfolio, loan sales and charge-offs experienced in the third quarter. $39.8 million of the $47.9 million provision was associated with one commercial lease relationship. First Guaranty has a $52.0 million credit exposure associated with commercial lease financing to entities related to an auto parts manufacturer that declared Chapter 11 bankruptcy during the third quarter. The credit exposure consists of one $17.2 million commercial lease, which was past due on its payments and placed on nonaccrual as of September 30, 2025, and three commercial leases totaling $34.8 million that were current on payments and remained on accrual status as of September 30, 2025. First Guaranty has downgraded all four lease credits to substandard and impaired status. A specific reserve of $17.2 million has been established for the nonaccrual credit and a specific reserve of $22.6 million has been established for the three lease credits that remain on accrual status. The commercial leases are serviced by a third party. The decrease in noninterest income was related to the net gains on sale of assets related to the sale-leaseback transaction from the prior year. Loan interest income decreased primarily due to the decrease in First Guaranty's loan portfolio. Securities interest income increased due to an increase in the average balance and average yield of the investment portfolio. Noninterest expense increased primarily due to the goodwill impairment charge of $12.9 million during the third quarter of 2025. Loss per common share for the three months ended September 30, 2025 was $(3.01) per common share, a decrease of $3.12 per common share from $0.11 per common share for the three months ended September 30, 2024.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Net loss for the nine months ended September 30, 2025 was $58.5 million, a decrease of $69.9 million, from net income of $11.4 million for the nine months ended September 30, 2024. The decrease in net income for the nine months ended September 30, 2025 as compared to the prior year period was primarily the result of the provision to the credit allowance, the goodwill impairment charge, and a decrease in noninterest income. The increase in the provision for credit losses was related to changes within the portfolio, loan sales and charge-offs experienced in 2025. $39.8 million of the $79.1 million provision for the year was associated with one commercial lease relationship, as discussed above. The decrease in noninterest income was related to the decrease of net gains on sale of assets related to the sale-leaseback transaction from the prior year. Loan interest income decreased primarily due to the decrease in First Guaranty's loan portfolio. Securities interest income increased due to an increase in the average balance and average yield of the investment portfolio. Noninterest expense increased primarily due to the goodwill impairment charge of $12.9 million during the third quarter of 2025. Loss per common share for the nine months ended September 30, 2025 was $(4.45) per common share, a decrease of $5.23 per common share from $0.78 per common share for the nine months ended September 30, 2024.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest income earned on interest-earning assets, including loans and securities, and interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Interest rate fluctuations, as well as changes in the amount and type of interest-earning assets and interest-bearing liabilities, combine to affect net interest income. First Guaranty’s assets and liabilities are generally most affected by changes in the Federal Funds rate, SOFR rate, short-term Treasury rates such as one month and three month Treasury bills, and longer term Treasury rates such as the U.S. ten year Treasury rate. Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities. There may also be a time lag in the effect of interest rate changes on assets and liabilities. It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds.

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

Three months ended September 30, 2025 compared to the three months ended September 30, 2024. Net interest income for the three months ended September 30, 2025 and 2024 was $22.2 million and $22.7 million, respectively. The decrease in net interest income for the three months ended September 30, 2025 as compared to the prior year period was primarily due to a decrease in the average rate of our total interest-bearing assets. For the three months ended September 30, 2025, the average balance of our total interest-earning assets increased by $164.2 million to $3.8 billion due to growth in the securities portfolio and an increase in interest-earning deposits with banks. The average yield of our interest-earning assets decreased by 71 basis points to 5.63% for the three months ended September 30, 2025 from 6.34% for the three months ended September 30, 2024 primarily due to a lower yield on interest-earning deposits with banks. For the three months ended September 30, 2025, the average balance of our total interest-bearing liabilities increased by $119.4 million to $3.2 billion primarily due to growth in interest-bearing deposits. The average rate of our total interest-bearing liabilities decreased by 62 basis points to 3.92% for the three months ended September 30, 2025 from 4.54% for the three months ended September 30, 2024. The primary source of the decrease in liabilities cost was associated with the repricing of interest bearing demand deposits for public funds that are primarily indexed to Treasury rates. As a result, our net interest rate spread decreased 9 basis points to 1.71% for the three months ended September 30, 2025 from 1.80% for the three months ended September 30, 2024. Our net interest margin decreased 17 basis points to 2.34% for the three months ended September 30, 2025 from 2.51% for the three months ended September 30, 2024.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Net interest income for the nine months ended September 30, 2025 and 2024 was $66.7 million and $65.9 million, respectively. The increase in net interest income for the nine months ended September 30, 2025 as compared to the prior year period was primarily due to an increase in the average balance of our total interest-earning assets, partially offset by a decrease in the average yield of our total interest-earning assets and an increase in the average balance of our total interest-bearing liabilities. For the nine months ended September 30, 2025, the average balance of our total interest-earning assets increased by $312.8 million to $3.8 billion due to growth in the securities portfolio and an increase in interest-earning deposits with banks. The average yield of our interest-earning assets decreased by 57 basis points to 5.71% for the nine months ended September 30, 2025 from 6.28% for the nine months ended September 30, 2024 primarily due to a lower yield on interest-earning deposits with banks. For the nine months ended September 30, 2025, the average balance of our total interest-bearing liabilities increased by $290.2 million to $3.2 billion primarily due to growth in interest-bearing deposits. The average rate of our total interest-bearing liabilities decreased by 51 basis points to 3.98% for the nine months ended September 30, 2025 from 4.49% for the nine months ended September 30, 2024. The primary source of the decrease in liabilities cost was associated with the repricing of interest bearing demand deposits for public funds that are primarily indexed to Treasury rates. As a result, our net interest rate spread decreased 6 basis points to 1.73% for the nine months ended September 30, 2025 from 1.79% for the nine months ended September 30, 2024. Our net interest margin decreased 17 basis points to 2.35% for the nine months ended September 30, 2025 from 2.52% for the nine months ended September 30, 2024.

Interest Income

Three months ended September 30, 2025 compared to the three months ended September 30, 2024. Interest income decreased $3.9 million, or 6.8%, to $53.5 million for the three months ended September 30, 2025 as compared to the prior year period. The decrease in interest income was attributable to a $464.7 million decrease in the average balance of loans, along with a 40 basis point decrease in yield of loans. The average balance of our total interest-earning assets, primarily associated with securities and interest-earning deposits with banks, increased, partially offset by the decrease in the average yield of interest-earning assets. The average balance of our interest-earning assets increased $164.2 million to $3.8 billion for the three months ended September 30, 2025 as compared to the same period in the prior year. The average yield of interest-earning assets decreased by 71 basis points to 5.63% for the three months ended September 30, 2025 compared to 6.34% for the three months ended September 30, 2024.

Interest income on securities increased $3.4 million to $6.4 million for the three months ended September 30, 2025 as compared to the prior year period primarily as a result of an increase in average balance and average yield of securities. The average balance of securities increased $297.8 million to $722.4 million for the three months ended September 30, 2025 from $424.6 million for the three months ended September 30, 2024 primarily due to a increase in the average balance of our mortgage-backed securities and collateralized mortgage obligations securities portfolio compared to the prior year. The average yield on securities increased 73 basis points to 3.51% for the three months ended September 30, 2025 compared to 2.78% for the three months ended September 30, 2024 due to the increase in higher yielding securities.

Interest income on loans decreased $10.5 million or 21.1%, to $39.3 million for the three months ended September 30, 2025 as compared to the prior year period as a result of a decrease in the average balance and average yield of loans. The average balance of loans (excluding loans held for sale) decreased by $464.7 million to $2.3 billion for the three months ended September 30, 2025 from $2.8 billion for the three months ended September 30, 2024 largely as a result of loan sales and payoffs on the portfolio. The average yield on loans (excluding loans held for sale) decreased by 40 basis points to 6.65% for the three months ended September 30, 2025 from 7.05% for the three months ended September 30, 2024.

Interest income on interest-earning deposits with banks increased $3.1 million to $7.8 million for the three months ended September 30, 2025 as compared to the prior year period as a result of an increase in the average balance of interest-bearing deposits with banks. The average balance of interest-bearing deposits with banks increased $332.8 million to $697.3 million for the three months ended September 30, 2025 from $364.5 million for the three months ended September 30, 2024. This was partially offset by a decrease in the yield on interest-earning deposits of 65 basis points.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Interest income decreased $1.7 million, or 1.0%, to $162.3 million for the nine months ended September 30, 2025 as compared to the prior year period. The decrease in interest income was attributable to a $317.3 million decrease in the average balance of loans, along with a 24 basis point decrease in yield of loans. The average balance of our total interest-earning assets, primarily associated with securities and interest-earning deposits with banks, increased, partially offset by the decrease in the average yield of interest-earning assets. The average balance of our interest-earning assets increased $312.8 million to $3.8 billion for the nine months ended September 30, 2025 as compared to the same period in the prior year. The average yield of interest-earning assets decreased by 57 basis points to 5.71% for the nine months ended September 30, 2025 compared to 6.28% for the nine months ended September 30, 2024.

Interest income on securities increased $9.7 million to $17.7 million for the nine months ended September 30, 2025 as compared to the prior year period primarily as a result of an increase in average balance and average yield of securities. The average balance of securities increased $287.9 million to $683.9 million for the nine months ended September 30, 2025 from $396.0 million for the nine months ended September 30, 2024 primarily due to a increase in the average balance of our mortgage-backed securities and collateralized mortgage obligations securities portfolio compared to the prior year. The average yield on securities increased 78 basis points to 3.46% for the nine months ended September 30, 2025 compared to 2.68% for the nine months ended September 30, 2024 due to the increase in higher yielding securities.

Interest income on loans decreased $21.0 million or 14.5%, to $123.3 million for the nine months ended September 30, 2025 as compared to the prior year period as a result of a decrease in the average balance and average yield of loans. The average balance of loans (excluding loans held for sale) decreased by $317.3 million to $2.5 billion for the nine months ended September 30, 2025 from $2.8 billion for the nine months ended September 30, 2024 largely as a result of loan sales and payoffs on the portfolio. The average yield on loans (excluding loans held for sale) decreased by 24 basis points to 6.66% for the nine months ended September 30, 2025 from 6.90% for the nine months ended September 30, 2024. Nonaccrual loans were $114.3 million at September 30, 2025 compared to $108.5 million at December 31, 2024.

Interest income on interest-earning deposits with banks increased $9.5 million to $21.3 million for the nine months ended September 30, 2025 as compared to the prior year period as a result of an increase in the average balance of interest-bearing deposits with banks. The average balance of interest-bearing deposits with banks increased $341.5 million to $641.0 million for the nine months ended September 30, 2025 from $299.4 million for the nine months ended September 30, 2024. This was partially offset by a decrease in the yield on interest-earning deposits of 80 basis points.

Interest Expense

Three months ended September 30, 2025 compared to the three months ended September 30, 2024. Interest expense decreased $3.5 million, or 10.0%, to $31.3 million for the three months ended September 30, 2025 from $34.7 million for the three months ended September 30, 2024 due primarily to a decrease on the average rate of interest-bearing deposits, partially offset by an increase in the average balance of interest-bearing liabilities. The average rate of interest-bearing demand deposits was 3.74% for the three months ended September 30, 2025 and 4.50% for the three months ended September 30, 2024. The decrease in market interest rates, particularly U.S. Treasury rates, contributed to the decrease in rates paid on interest-bearing demand deposits. The largest concentration of interest-bearing demand deposits is associated with public funds deposits that are primarily indexed to Treasury rates. The average rate of time deposits decreased 62 basis points during the three months ended September 30, 2025 to 4.23% as compared to the prior year period. The decrease in the average rate of time deposits was due to changes in market rates as existing time deposits repriced. The average balance of interest-bearing liabilities increased by $119.4 million during the three months ended September 30, 2025 to $3.2 billion as compared to the prior year period. This increase was a result of a $326.2 million increase in the average balance of time deposits, offset by a $100.2 million decrease in the average balance of interest-bearing demand deposits, $20.7 million decrease in the average balance of savings deposits, and a $85.9 million decrease in the average balance of borrowings.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Interest expense decreased $2.5 million, or 2.6%, to $95.6 million for the nine months ended September 30, 2025 from $98.1 million for the nine months ended September 30, 2024 due primarily to a decrease on the average rate of interest-bearing deposits, partially offset by an increase in the average balance of interest-bearing liabilities. The average balance of interest-bearing liabilities increased by $290.2 million during the nine months ended September 30, 2025 to $3.2 billion as compared to the prior year period. This increase was a result of a $1.4 million increase in the average balance of savings deposits, a $478.5 million increase in the average balance of time deposits, partially offset by a $139.5 million decrease in the average balance of interest-bearing demand deposits and a $50.2 million decrease in the average balance of borrowings. The average rate of interest-bearing demand deposits was 3.69% for the nine months ended September 30, 2025 and 4.48% for the nine months ended September 30, 2024. The decrease in market interest rates, particularly U.S. Treasury rates, contributed to the decrease in rates paid on interest-bearing demand deposits. The largest concentration of interest-bearing demand deposits is associated with public funds deposits that are primarily indexed to Treasury rates. The average rate of time deposits decreased 38 basis points during the nine months ended September 30, 2025 to 4.34% as compared to the prior year period. The decrease in the average rate of time deposits was due to changes in market rates as existing time deposits repriced.

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

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
(in thousands except for %)	Average Balance	Interest	Yield/Rate (5)	Average Balance	Interest	Yield/Rate (5)
Assets
Interest-earning assets:
Interest-earning deposits with banks	$697,288	$7,777	4.42%	$364,538	$4,645	5.07%
Securities (including FHLB stock)	722,380	6,398	3.51%	424,620	2,971	2.78%
Federal funds sold	556	—	—%	2,211	—	—%
Loans held for sale	—	—	—%	—	—	—%
Loans, net of unearned income(6)	2,346,551	39,325	6.65%	2,811,227	49,811	7.05%
Total interest-earning assets	3,766,775	$53,500	5.63%	3,602,596	$57,427	6.34%

Noninterest-earning assets:
Cash and due from banks	21,031			19,021
Premises and equipment, net	65,039			68,974
Other assets	19,419			35,860
Total Assets	$3,872,264			$3,726,451

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$1,399,102	$13,185	3.74%	$1,499,327	$16,957	4.50%
Savings deposits	213,383	1,058	1.97%	234,118	1,374	2.33%
Time deposits	1,362,955	14,519	4.23%	1,036,757	12,631	4.85%
Borrowings	186,087	2,500	5.33%	271,954	3,767	5.51%
Total interest-bearing liabilities	3,161,527	$31,262	3.92%	3,042,156	$34,729	4.54%

Noninterest-bearing liabilities:
Demand deposits	405,479			408,383
Other	41,541			19,562
Total Liabilities	3,608,547			3,470,101

Shareholders' equity	263,717			256,350
Total Liabilities and Shareholders' Equity	$3,872,264			$3,726,451
Net interest income		$22,238			$22,698

Net interest rate spread (1)			1.71%			1.80%
Net interest-earning assets (2)	$605,248			$560,440
Net interest margin (3), (4)			2.34%			2.51%

Average interest-earning assets to interest-bearing liabilities			119.14%			118.42%
(1)Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)Net interest margin represents net interest income divided by average total interest-earning assets.
(4)The tax adjusted net interest margin was 2.35% and 2.51% for the above periods ended September 30, 2025 and 2024, respectively. A 21% tax rate was used to calculate the effect on securities income from tax exempt securities for the above periods ended September 30, 2025 and 2024, respectively.
(5)Annualized.
(6)Includes loan fees of $1.0 million and $1.5 million for the three months ended September 30, 2025 and 2024, respectively.

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
(in thousands except for %)	Average Balance	Interest	Yield/Rate (5)	Average Balance	Interest	Yield/Rate (5)
Assets
Interest-earning assets:
Interest-earning deposits with banks	$640,961	$21,287	4.44%	$299,449	$11,747	5.24%
Securities (including FHLB stock)	683,930	17,690	3.46%	396,025	7,958	2.68%
Federal funds sold	534	—	—%	1,060	—	—%
Loans held for sale	1,131	—	—%	—	—	—%
Loans, net of unearned income(6)	2,476,128	123,307	6.66%	2,793,397	144,281	6.90%
Total interest-earning assets	3,802,684	$162,284	5.71%	3,489,931	$163,986	6.28%

Noninterest-earning assets:
Cash and due from banks	20,691			19,439
Premises and equipment, net	66,041			69,951
Other assets	24,342			31,144
Total Assets	$3,913,758			$3,610,465

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$1,380,225	$38,097	3.69%	$1,519,743	$50,992	4.48%
Savings deposits	231,206	3,656	2.11%	229,763	3,928	2.28%
Time deposits	1,403,370	45,605	4.34%	924,857	32,649	4.72%
Borrowings	196,267	8,225	5.60%	246,502	10,556	5.72%
Total interest-bearing liabilities	3,211,068	$95,583	3.98%	2,920,865	$98,125	4.49%

Noninterest-bearing liabilities:
Demand deposits	404,640			416,389
Other	40,306			19,636
Total Liabilities	3,656,014			3,356,890

Shareholders' equity	257,744			253,575
Total Liabilities and Shareholders' Equity	$3,913,758			$3,610,465
Net interest income		$66,701			$65,861

Net interest rate spread (1)			1.73%			1.79%
Net interest-earning assets (2)	$591,616			$569,066
Net interest margin (3), (4)			2.35%			2.52%

Average interest-earning assets to interest-bearing liabilities			118.42%			119.48%
(1)Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)Net interest margin represents net interest income divided by average total interest-earning assets.
(4)The tax adjusted net interest margin was 2.35% and 2.53% for the above periods ended September 30, 2025 and 2024, respectively. A 21% tax rate was used to calculate the effect on securities income from tax exempt securities for the above periods ended September 30, 2025 and 2024, respectively.
(5)Annualized.
(6)Includes loan fees of $3.9 million and $5.5 million for the nine months ended September 30, 2025 and 2024, respectively.

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

For the three months ended September 30, 2025, the provision for credit losses was $47.9 million compared to $4.9 million for the same period in 2024. The increase in the provision was primarily impacted by the $39.8 million reserve associated with one commercial lease relationship. First Guaranty has a $52.0 million credit exposure associated with commercial lease financing to entities related to an auto parts manufacturer that declared Chapter 11 bankruptcy during the third quarter. The credit exposure consists of one $17.2 million commercial lease, which was past due on its payments and placed on nonaccrual as of September 30, 2025, and three commercial leases totaling $34.8 million that were current on payments and remained on accrual status as of September 30, 2025. First Guaranty has downgraded all four lease credits to substandard and impaired status. A specific reserve of $17.2 million has been established for the nonaccrual credit and a specific reserve of $22.6 million has been established for the three lease credits that remain on accrual status. The commercial leases are serviced by a third party. Total charge-offs were $21.3 million for the three months ended September 30, 2025 and $2.6 million for the same period in 2024. Charge-offs for the three months ended September 30, 2025 were concentrated with two commercial real estate credits charge-offs of $9.4 million on an independent living center located in Louisiana and $10.4 million on an apartment complex located in Texas. Partially offsetting these charge-offs were recoveries that totaled $0.3 million for the three months ended September 30, 2025 and $0.2 million for the same period in 2024.

For the nine months ended September 30, 2025, the provision for credit losses was $79.1 million compared to $14.0 million for the same period in 2024. The $79.1 million provision included a $0.5 million negative provision for credit losses related to unfunded commitments. The increase in the provision was primarily impacted by the $39.8 million reserve associated with one commercial lease relationship, as discussed above. Total charge-offs were $29.4 million for the nine months ended September 30, 2025 and $13.7 million for the same period in 2024. Charge-offs for the nine months ended September 30, 2025 were concentrated in one commercial and industrial loan, one multifamily loan, one non-farm non-residential loan, a one-to-four family loan, two lease loan relationships, consumer loans and two construction and land development loans, both were subsequently sold during the first quarter of 2025. Partially offsetting these charge-offs were recoveries that totaled $0.7 million for the nine months ended September 30, 2025 and $0.7 million for the same period in 2024.

We believe that the allowance is adequate to cover current expected losses in the loan portfolio given the current economic conditions, and current expected net charge-offs and nonperforming asset levels. Economic uncertainty may result in additional increases to the allowance for credit losses in future periods.
There was no provision for credit losses on AFS or HTM securities in the nine months ended September 30, 2025 and 2024.
Noninterest Income

Our primary sources of recurring noninterest income are customer service fees, ATM and debit card fees, loan fees, gains on the sales of loans and available for sale securities and other service fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.

Noninterest income totaled $1.9 million for the three months ended September 30, 2025, a decrease of $2.5 million from $4.4 million for the three months ended September 30, 2024. The decrease was primarily due to a decrease in gains on the sale of loans. Service charges, commissions and fees totaled $0.8 million for the three months ended September 30, 2025 and $0.8 million for the same period in 2024. ATM and debit card fees totaled $0.7 million for the three months ended September 30, 2025 and $0.8 million for the same period in 2024. There were no net securities losses for the three months ended September 30, 2025 and 2024. There were no net gains on the sale of loans for the three months ended September 30, 2025 and $1.5 million for the same period in 2024. Net (losses) gains on the sale of assets were $(0.4) million for the three months ended September 30, 2025 compared to $31,000 for the same period in 2024. Other noninterest income totaled $0.7 million for the three months ended September 30, 2025 and $1.3 million for the same period in 2024.

Noninterest income totaled $6.4 million for the nine months ended September 30, 2025, a decrease of $15.9 million from $22.2 million for the nine months ended September 30, 2024. The decrease was primarily due to gains on the sale of assets associated with the sale-leaseback transaction during the second quarter of 2024. Service charges, commissions and fees totaled $2.5 million for the nine months ended September 30, 2025 and $2.3 million for the same period in 2024. ATM and debit card fees totaled $2.3 million for the nine months ended September 30, 2025 and $2.4 million for the same period in 2024. There were no net securities losses for the nine months ended September 30, 2025 and 2024. There were no gains on the sale of loans for the nine months ended September 30, 2025 and $1.5 million for the same period in 2024. Net (losses) gains on the sale of assets were $(0.4) million for the nine months ended September 30, 2025 compared to $13.2 million for the same period in 2024. Other noninterest income totaled $2.0 million for the nine months ended September 30, 2025 and $2.8 million for the same period in 2024.

Noninterest Expense

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense and other types of expenses. Noninterest expense totaled $30.2 million for the three months ended September 30, 2025 (including $12.9 million of goodwill impairment) and $19.7 million for the three months ended September 30, 2024. Salaries and benefits expense totaled $7.5 million for the three months ended September 30, 2025 and $10.1 million for the three months ended September 30, 2024. Occupancy and equipment expense totaled $2.6 million for the three months ended September 30, 2025 and $2.5 million for the same period in 2024. First Guaranty recognized a one-time non-cash impairment charge to goodwill of $12.9 million during the third quarter of 2025. Other noninterest expense totaled $7.2 million for the three months ended September 30, 2025 and $7.1 million for the same period in 2024.

Noninterest expense totaled $65.5 million for the nine months ended September 30, 2025 (including $12.9 million of goodwill impairment) and $59.2 million for the nine months ended September 30, 2024. Salaries and benefits expense totaled $23.7 million for the nine months ended September 30, 2025 and $30.4 million for the nine months ended September 30, 2024. Occupancy and equipment expense totaled $7.9 million for the nine months ended September 30, 2025 and $7.4 million for the same period in 2024. Other noninterest expense totaled $21.0 million for the nine months ended September 30, 2025 and $21.5 million for the same period in 2024.

The following table presents, for the periods indicated, the major categories of other noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Other noninterest expense:
Legal and professional fees	$988	$625	$2,747	$3,102
Data processing	336	413	1,022	1,196
ATM fees	390	424	1,242	1,237
Marketing and public relations	151	296	555	999
Taxes - sales, capital, and franchise	542	678	1,585	1,890
Operating supplies	66	41	152	247
Software expense and amortization	1,211	1,203	3,615	3,824
Travel and lodging	88	112	286	599
Telephone	88	135	283	378
Amortization of core deposit intangibles	174	174	522	522
Donations	51	58	191	241
Net costs from other real estate and repossessions	13	150	87	533
Regulatory assessment	1,777	1,182	4,930	3,105
Other	1,330	1,579	3,743	3,582
Total other noninterest expense	$7,205	$7,070	$20,960	$21,455
Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other non-deductible expenses and the statutory tax rate. The benefit for income taxes for the three months ended September 30, 2025 was $9.0 million compared to a provision of $0.6 million for the same period in 2024. The provision for income taxes decreased due to a decrease in income before income taxes. First Guaranty's statutory tax rate was 21.0% for the three months ended September 30, 2025 and 2024.

The benefit for income taxes for the nine months ended September 30, 2025 was $13.0 million compared to a provision of $3.4 million for the same period in 2024. The provision for income taxes decreased due to a decrease in income before income taxes. First Guaranty's statutory tax rate was 21.0% for the nine months ended September 30, 2025 and 2024.

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

First Guaranty's cash and cash equivalents totaled $754.2 million at September 30, 2025 compared to $564.2 million at December 31, 2024. Loans maturing within one year or less at September 30, 2025 totaled $517.9 million compared to $486.0 million at December 31, 2024. At September 30, 2025, time deposits maturing within one year or less totaled $908.7 million compared to $804.1 million at December 31, 2024. Time deposits maturing after one year through three years totaled $358.0 million at September 30, 2025 compared to $489.6 million at December 31, 2024. Time deposits maturing after three years totaled $85.9 million at September 30, 2025 compared to $157.0 million at December 31, 2024. First Guaranty's held to maturity ("HTM") securities portfolio at September 30, 2025 was $322.4 million, or 46.3% of the investment portfolio, compared to $321.6 million, or 53.4% at December 31, 2024. First Guaranty's available for sale ("AFS") securities portfolio was $374.3 million, or 53.7% of the investment portfolio as of September 30, 2025 compared to $281.1 million, or 46.6% of the investment portfolio at December 31, 2024. The majority of the AFS portfolio was comprised of corporate debt securities, municipal bonds, collateralized mortgage obligations and mortgage-backed securities.

First Guaranty maintained a net borrowing capacity at the Federal Home Loan Bank totaling $185.4 million and $339.2 million at September 30, 2025 and December 31, 2024, respectively with $135.0 million in FHLB advances outstanding at September 30, 2025 and December 31, 2024. The advances outstanding at September 30, 2025 and December 31, 2024 were comprised of two long-term advances that totaled $135.0 million. The change in borrowing capacity with the Federal Home Loan Bank was due to changes in the value that First Guaranty receives on pledged collateral and due to First Guaranty's usage of the line. First Guaranty has increasingly transitioned public funds deposits into reciprocal deposit programs for collateralization as an alternative to FHLB letters of credit. We also maintain federal funds lines of credit at various correspondent banks with borrowing capacity of $93.0 million as of September 30, 2025. We also have a discount window line with the Federal Reserve Bank that totaled $214.3 million at September 30, 2025 which was a decrease of $36.1 million compared to availability of $250.4 million at December 31, 2024. First Guaranty did not have any advances under this facility at September 30, 2025. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources

First Guaranty's capital position is reflected in shareholders' equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total shareholders' equity decreased to $221.1 million at September 30, 2025 from $255.0 million at December 31, 2024. The decrease in shareholders' equity was principally the result of a decrease of $60.6 million in retained earnings, partially offset by an increase of $19.3 million in surplus, a decrease of $4.5 million in accumulated other comprehensive loss, and an increase of $2.8 million in common stock. The $60.6 million decrease in retained earnings was primarily due to net loss of $58.5 million during the nine months ended September 30, 2025, $0.4 million in cash dividends paid on shares of our common stock and $1.7 million in cash dividends paid on shares of our preferred stock. The $19.3 million increase in surplus and $2.8 million increase in common stock was primarily due to the conversion of $15.0 million in subordinated debt and the issuance of common stock under private placement during the first nine months of 2025. The decrease in accumulated other comprehensive loss was primarily attributed to the decrease in unrealized losses on available for sale securities during the nine months ended September 30, 2025.

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

In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of September 30, 2025, the Bank's capital conservation buffer was 4.34% exceeding the minimum of 2.50%. As of September 30, 2025, First Guaranty's capital conservation buffer was 3.49% exceeding the minimum of 2.50%.

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

In addition, as a result of the legislation, the federal banking agencies have developed a "Community Bank Leverage Ratio" (the ratio of a bank's Tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A "qualifying community bank" that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered "well capitalized" under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution's risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the new Community Bank Leverage Ratio at 9%. Pursuant to the CARES Act, the federal banking agencies set the Community Bank Leverage Ratio at 8% beginning in the second quarter of 2020 through the end of 2020. Beginning in 2021, the Community Bank Leverage Ratio increased to 8.5% for the calendar year. Community banks will have until January 1, 2022, before the Community Bank Leverage Ratio requirement will return to 9%. A financial institution can elect to be subject to this new definition. As of September 30, 2025, the Bank has not elected to follow the Community Bank Leverage Ratio.

At September 30, 2025, we satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.

	"Well Capitalized Minimums"	As of September 30, 2025	As of December 31, 2024
Tier 1 Leverage Ratio
Bank	5.00%	6.92%	7.82%
Consolidated	5.00%	5.91%	6.42%
Tier 1 Risk-based Capital Ratio
Bank	8.00%	11.09%	11.00%
Consolidated	8.00%	9.48%	9.04%
Total Risk-based Capital Ratio
Bank	10.00%	12.34%	12.11%
Consolidated	10.00%	11.97%	11.73%
Common Equity Tier One Capital Ratio
Bank	6.50%	11.09%	11.00%
Consolidated	6.50%	8.11%	7.87%

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

The following interest sensitivity analysis is one measurement of interest rate risk. This analysis reflects the contractual maturity characteristics of assets and liabilities over various time periods. This analysis does not factor in prepayments or interest rate floors on loans which may significantly change the report. This table includes nonaccrual loans in their respective maturity periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at September 30, 2025 illustrated below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

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

	September 30, 2025
	Interest Sensitivity Within
(in thousands except for %)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$848,867	$408,890	$1,257,757	$1,021,984	$2,279,741
Securities (including FHLB stock)	10,099	3,552	13,651	693,176	706,827
Federal Funds Sold	554	—	554	—	554
Other earning assets	742,141	—	742,141	—	742,141
Total earning assets	$1,601,661	$412,442	$2,014,103	$1,715,160	$3,729,263

Source of Funds:
Interest-bearing accounts:
Demand deposits	$1,390,219	$—	$1,390,219	$—	$1,390,219
Savings deposits	215,077	—	215,077	—	215,077
Time deposits	261,324	647,356	908,680	444,015	1,352,695
Short-term borrowings	—	—	—	7,044	7,044
Long-term borrowings	14,196	—	14,196	135,000	149,196
Junior subordinated debt	29,790	—	29,790	—	29,790
Noninterest-bearing, net	—	—	—	585,242	585,242
Total source of funds	$1,910,606	$647,356	$2,557,962	$1,171,301	$3,729,263

Period gap	$(308,945)	$(234,914)	$(543,859)	$543,859
Cumulative gap	$(308,945)	$(543,859)	$(543,859)	$—

Cumulative gap as a percent of earning assets	(8.3)%	(14.6)%	(14.6)%

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As defined by the Securities and Exchange Commission in Exchange Act Rules 13a-15(e) and 15d-15(e), a Company's "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within time periods specified in the Commission's rules and forms. The Company maintains such controls to ensure this material information is communicated to Management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decision regarding required disclosure. Based on our evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2025. This conclusion was reached because of the material weakness in our internal control over financial reporting initially identified in Part I, Item 4 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on August 18, 2025, and described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Notwithstanding the below identified material weakness, and notwithstanding the conclusion by our CEO and CFO that our disclosure controls and procedures as of September 30, 2025 were not effective, management believes the consolidated financial statements as included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company's financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles in the United States.

Material Weakness in Internal Control Over Financial Reporting

As of June 30, 2025, management determined that the Company did not effectively perform controls on a timely basis relating to the loan operations quality control review function for all new loans originated during the period. Management communicated the results of its assessment to the Audit Committee of the Board of Directors.

To address the identified material weakness described above, management implemented the following remediation steps:

•New leadership oversees the loan operations department;
•Additional staff have been added to the quality control function; and
•Enhanced monitoring processes have been instituted by the new loan department leadership.

Due to the nature of the remediation process, controls must operate effectively for a sufficient period of time for a definitive conclusion, validated through testing, that the deficiencies have been fully remediated and, as such, management cannot be certain that the measures it has undertaken have fully remediated the material weaknesses that it has identified or that additional material weaknesses will not arise in the future. Management will continue to monitor the design and effectiveness of these controls through ongoing tests during the fourth quarter of fiscal year 2025 and will make any further changes that management determines to be appropriate.

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

Item 1A. Risk Factors

Except as disclosed in the updated risk factors below and elsewhere in this report, there are no material changes during the period covered by this Report to the risk factors previously disclosed in our 2024 Form 10-K. In particular, please see the discussion under the in Part I Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

A portion of our loan portfolio is comprised of commercial and industrial loans secured by accounts receivables, inventory, equipment or other commercial collateral, the deterioration in value of which could increase the potential for future losses.

At September 30, 2025, $227.1 million, or 9.9% of our total loans, was comprised of commercial and industrial loans to businesses collateralized by general business assets including, among other things, accounts receivable, inventory and equipment and generally backed by a personal guaranty of the borrower or principal. These commercial and industrial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial and industrial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property such as equipment and inventory, which may decline in value more rapidly than we anticipate, or may be difficult to market and sell, exposing us to increased credit risk. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets, resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

As discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report, we established a specific reserves of $39.8 million during the third quarter of 2025 for commercial lease exposure to entities related to an auto parts manufacturer that declared Chapter 11 bankruptcy. However, this specific allowance may not be sufficient with respect to our credit exposure to this borrower relationship, and the allowance for commercial and industrial loans generally may not be sufficient to fully address future losses in this portfolio.

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

We performed an impairment test as of September 30, 2025, which resulted in the impairment of all $12.9 million of goodwill on our books as of that date. The impairment was the result of First Guaranty's stock price trading below book value and the recent increase in credit provisions. That impairment testing did not result in an impairment of our core deposit intangible assets. If an impairment determination is made in a future reporting period, either with respect to such core deposit intangible assets or other intangible assets we may acquire in the future, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment which would adversely affect our financial performance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)On September 30, 2025, First Guaranty issued an aggregate of 232,775 shares of its common stock, $1.00 par value per share (the “Common Stock”), for aggregate offering proceeds of $1.0 million. 122,503 shares were issued in a private placement, with the proceeds used for general corporate purposes, including to support continued growth and to enhance regulatory capital ratios. An additional 110,272 shares were issued as payment-in-kind in lieu of interest payments pursuant to that certain Promissory Note, dated as of June 4, 2025, by and between First Guaranty Bancshares, Inc. and Smith & Tate Investment, L.L.C. (the “Promissory Note Amendment”), and that certain First Amendment to the First Guaranty Bancshares, Inc. Floating Rate Subordinated Note due March 28, 2034, dated as of June 4, 2025, by and between First Guaranty and Smith & Tate Investment, L.L.C. (the “Subordinated Note Amendment”). The Company did not receive any proceeds of the payment-in-kind issuance. These issuances of common stock by First Guaranty were made to “accredited investors” in reliance upon the exemptions from registration available under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D.

(b)Not applicable.

(c)Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)Not applicable.

(b)Not applicable.

(c)During the nine months ended September 30, 2025, no First Guaranty officer or director adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading agreement", as each term is defined in Item 408(a) of Regulation S-K.

Item 6.     Exhibits

 The following exhibits are either filed as part of this report or are incorporated herein by reference.

Exhibit Number	Exhibit
3.1	Restated Articles of Incorporation of First Guaranty Bancshares, Inc. (1)
3.2	Articles of Amendment to the Restated Articles of Incorporation of First Guaranty Bancshares, Inc. (2)
3.3	Articles of Amendment to the Restated Articles of Incorporation of First Guaranty Bancshares, Inc. (3).
3.4	Bylaws of First Guaranty Bancshares, Inc. (4)
3.5	Amendment to Bylaws of First Guaranty Bancshares, Inc. (5)
4.1	Form of Common Stock Certificate of First Guaranty Bancshares, Inc. (6)
4.2	Subordinated Note, dated as of June 21, 2022, by and between First Guaranty Bancshares, Inc. and Edgar Ray Smith, III. (7)
4.2	Subordinated Note, dated as of March 28, 2024, by and between First Guaranty Bancshares, Inc. and Smith & Tate Investments L.L.C. (12)
4.3	Description of Common Stock. (8)
4.4	Preferred Stock Specimen Certificate (9)
4.5	Description of Preferred Stock. (10)
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

FIRST GUARANTY BANCSHARES, INC.

Date: November 17, 2025	By: /s/ Michael R. Mineer
Michael R. Mineer
President and Chief Executive Officer
Principal Executive Officer

Date: November 17, 2025	By: /s/ Eric J. Dosch
Eric J. Dosch
Chief Financial Officer, Secretary and Treasurer
Principal Financial Officer