Form 10-K
period 2025-12-31
First Guaranty Bancshares, Inc.
filed 2026-03-31
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐        No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2025 was approximately $43,592,707 based upon the price from the last trade on such date of $8.22.

As of March 16, 2026, there were issued and outstanding 15,793,433 shares of the Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)Proxy Statement for the 2026 Annual Meeting of Shareholders of the Registrant (Part III).

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

Item 1 – Business

Our Company

First Guaranty Bancshares, Inc. ("First Guaranty" or "First Guaranty Bancshares") is a Louisiana corporation, and financial holding company headquartered in Hammond, Louisiana. Our wholly owned subsidiary, First Guaranty Bank (the "Bank"), a Louisiana state-chartered commercial bank, provides personalized commercial banking services customers through 30 banking facilities. The facilities are primarily located in the metropolitan/micropolitan statistical areas ("MSAs"), of Hammond, Baton Rouge, Lafayette, Shreveport-Bossier City, and Alexandria, Louisiana; Dallas-Fort Worth-Arlington and Waco, Texas; Vanceburg, Kentucky; and Bridgeport, West Virginia. As announced in a Current Report on Form 8-K filed on March 9, 2026, First Guaranty has entered into a purchase and assumption agreement pursuant to which it would exit the Dallas-Fort Worth-Arlington and Waco, Texas markets.

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

At December 31, 2025, we had consolidated total assets of $4.1 billion, total deposits of $3.6 billion and total shareholders' equity of $226.2 million.

Our History and Growth

First Guaranty Bank was founded in Amite, Louisiana on March 12, 1934. While the origins of First Guaranty Bank go back more than 90 years, we began our modern history in 1993 when an investor group, led by Marshall T. Reynolds, our Chairman, invested $3.6 million in First Guaranty Bank as part of a recapitalization plan with the objective of building a community-focused commercial bank in our Louisiana markets. Since the implementation of that recapitalization plan, we have grown from six branches and $159 million in assets at the end of 1993 to 30 locations currently and $4.1 billion in assets at December 31, 2025. We have also paid a quarterly dividend on our common stock for 130 consecutive quarters as of December 31, 2025. On July 27, 2007, we formed First Guaranty Bancshares and completed a one-for-one share exchange that resulted in First Guaranty Bank becoming the wholly-owned subsidiary of First Guaranty Bancshares (the "Share Exchange") and First Guaranty Bancshares becoming an SEC reporting public company. In November 2015, First Guaranty completed a public stock offering selling 626,560 shares and raising $9.3 million in net proceeds. In connection with the completion of the stock offering, First Guaranty's common shares began trading on the Nasdaq Global Market.

In 2021 we issued $34.5 million of preferred stock and depositary shares that trades on the Nasdaq Global Market.

Since 2023 we have issued an additional $27.0 million in common stock through private placements.

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
Dallas-Fort Worth-Arlington and Waco MSA*
Greensburg Bancshares, Inc.	July 1, 2011	$5,308	$89,386
Baton Rouge MSA
Homestead Bancorp, Inc.	July 30, 2007	$12,140	$129,606
Hammond MSA

*As previously noted above, First Guaranty Bank has entered into a purchase and assumption agreement pursuant to which it would exit the Dallas-Fort Worth-Arlington and Waco markets.

Our Markets

Our primary market areas include the Louisiana MSAs of Hammond, Baton Rouge, Lafayette, Shreveport-Bossier City, and Alexandria; the Texas MSAs of Dallas-Fort Worth-Arlington and Waco; and our Mideast market, which includes Vanceburg, Kentucky and Bridgeport, West Virginia. Most of our branches are located along the major Louisiana interstates of I-12, I-55, I-10, I-49 and I-20. As noted above, we have entered into a purchase and assumption agreement pursuant to which we would exit the Dallas-Fort Worth-Arlington and Waco markets. In our Mideast market we operate one branch in Vanceburg, Kentucky and one branch in Bridgeport, West Virginia, both of which are located outside of designated MSAs.

Hammond MSA. We are headquartered in Hammond, Louisiana and approximately 60% of our deposits are in the Hammond MSA, our largest deposit concentration market. We had a deposit market share of 52.3% (at June 30, 2025) in the Hammond MSA, placing us first overall. Hammond is the principal city of the Hammond MSA, which includes all of Tangipahoa Parish, and is located approximately 50 miles north of New Orleans and 30 miles east of Baton Rouge. The Hammond MSA has a population of approximately 140,000. Hammond is intersected by I-55 and I-12, which are two heavily traveled interstate highways. As a result of Hammond's close proximity to New Orleans and Baton Rouge, Hammond and Tangipahoa Parish are among the fastest growing cities and Parishes in Louisiana. There is an abundance of new development, both commercial and residential, as well as numerous hotels which absorb overflowing demand for rooms near major events in New Orleans. Hammond is also the home of the main campus of Southeastern Louisiana University, with an enrollment of approximately 15,500 students.

The Hammond Northshore Regional Airport is a backup landing site for the Louis Armstrong New Orleans International Airport. The Louisiana National Guard maintains a 56-acre campus at the airport, which is home to the 1/244th Air Assault Helicopter Battalion. Port Manchac, which provides egress via Lake Pontchartrain with the Gulf of America, is located 15 miles south of Hammond. The Hammond Amtrak Station located in downtown Hammond is on Amtrak's City of New Orleans route, which runs from New Orleans to Chicago, Illinois. The combination of highway, air, sea and rail transportation has made Hammond a major transportation and commercial hub of Louisiana. Hammond hosts numerous warehouses and distribution centers, and is a major distribution point for Wal-Mart and Winn Dixie.

Baton Rouge MSA. Baton Rouge is the capital of Louisiana and the MSA has a population of approximately 883,000. As the capital city, Baton Rouge is the political hub for Louisiana. The state government is the largest employer in Baton Rouge. Baton Rouge is the farthest inland port on the Mississippi River that can accommodate ocean-going tankers and cargo carriers. As a result, Baton Rouge's largest industry is petrochemical production and manufacturing. The ExxonMobil facility in Baton Rouge is one of the largest oil refineries in the country. Baton Rouge also has a diverse economy comprised of healthcare, education, finance and motion pictures. The main campus of Louisiana State University, with an enrollment of approximately 43,000 students, and Southern University, with an enrollment of approximately 8,000 students, are located in Baton Rouge.

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

Lafayette MSA. Lafayette is Louisiana's fourth largest city and deposit market, and is located in the Lafayette-Acadiana region. The Lafayette MSA has a population of approximately 420,000. Its major industries include oil and gas, healthcare, construction, manufacturing and agriculture. With respect to agriculture, sugarcane and rice are the leaders among the plant producers within the area, with approximately 30,000 acres of sugarcane and 51,000 acres of rice plantings. Lafayette also has numerous beef producers and fisheries. We finance agricultural loans, predominately out of our Abbeville and Jennings branches, in Southwest Louisiana. Lafayette is home to the University of Louisiana at Lafayette, with an enrollment of approximately 20,000 students.

Shreveport-Bossier City MSA. Our primary market areas in northwest Louisiana are in the Bossier and Caddo Parishes, which are a part of the Shreveport-Bossier City MSA. The Shreveport and Bossier City MSA has a population of approximately 389,000. Shreveport and Bossier City are located in northern Louisiana on I-20, approximately 15 miles from the Texas state border and 185 miles east of Dallas, Texas. Our primary market area has a diversified economy with employment in services, government and wholesale/retail trade constituting the basis of the local economy, with service jobs being the largest component. The majority of the services are health care related as Shreveport has become a regional hub for health care. The casino gaming industry, with its Las Vegas-style gaming, year-round festivals and local dining, also supports a significant number of service jobs. The energy sector has a prominent role in the regional economy, resulting from oil and gas exploration and drilling. Bossier Parish is also the home to the Barksdale Air Force Base, which has 15,000 employees.

Alexandria MSA. The Union acquisition expanded First Guaranty into the Alexandria MSA with branches in Rapides and Avoyelles parishes.  Alexandria is the ninth largest city in Louisiana with a population of approximately 46,000 and is located along Interstate I-49. The Alexandria MSA has an overall population of approximately 148,000.

Dallas-Fort Worth-Arlington MSA. The Dallas-Fort Worth-Arlington MSA has a population of approximately 8.3 million people and is located in the heart of North Texas. The metroplex has a thriving economy that is well diversified. There are currently approximately 40 colleges and universities in the Dallas-Fort Worth-Arlington MSA. Also, DFW International Airport is perfect for international commerce with its size and central location. We currently are operating four branches located in Fort Worth (Tarrant County), Denton (Denton County), McKinney (Collin County), and Garland (Dallas County). As noted above, we have entered into an agreement pursuant to which we would exit the Dallas-Fort Worth-Arlington market.

Waco MSA. The Waco MSA is located between the Dallas Forth Worth MSA and Austin, Texas with a population of approximately 307,000. The economy in the Waco MSA is also well diversified and has a small airport with regional service, although it is located around 100 miles from DFW International and Austin International Airports. Waco is the home of Baylor University with approximately 20,000 students. As noted above, we have entered into an agreement pursuant to which we would exit the Waco market.

Mideast Market. First Guaranty's branch in Vanceburg, Kentucky is located approximately 90 miles from Cincinnati, Ohio and 95 miles from Lexington, Kentucky. First Guaranty's branch in Bridgeport, West Virginia is located approximately 35 miles from Morgantown, West Virginia and 105 miles from Pittsburgh, Pennsylvania.

Our Strategy

Our mission is to increase shareholder value while providing financial services for and contributing to the growth and welfare of the communities that we serve. We aim to become the preferred bank for small businesses and consumers in both metropolitan and rural markets. Our goal is to expand our market share along Louisiana's key interstate corridors, including I-12, I-55, I-10, I-49, and I-20. Additionally, we seek to strengthen our relationships in Kentucky and West Virginia. This mission encompasses not only expanding our geographical footprint but also transforming lives by imparting personal finance skills and staying relevant through innovative banking solutions.

First Guaranty modified its business strategy in mid-2024 and utilized this strategy through 2025. Our revised business strategy focuses on controlled asset growth, measured expense reductions, expanded balance sheet risk management, and enhanced credit risk management. We expect to continue with this strategy in 2026. As part of this strategy, we recently entered into an agreement pursuant to which we would exit our Texas markets of Dallas-Fort Worth-Arlington and Waco.

Controlled Asset Growth

First Guaranty reduced the size of our loan portfolio in 2025 in order to align with our risk-based capital levels. We reduced our exposure to commercial real estate loans particularly construction loans and non-owner-occupied loans. We continue to pursue residential mortgage lending, consumer lending, owner occupied commercial real estate, commercial and industrial loans, and guaranteed lending. We will continue to be a leading agricultural lender and grow our Farm Service Agency lending. We will continue with our commercial leasing business. We will pursue smaller loan and lease loan originations relative to the past and try to achieve greater diversification within our loan portfolio.

Measured Expense Reduction

We initiated a series of cost reduction measures during the third quarter of 2024 and have continued to diligently pursue cost reductions in 2025. First Guaranty has reduced staffing 21 percent from 399 full time equivalent employees at the end of 2024 to 330 at the end of 2025. We implemented reductions in discretionary expenses, including travel, training, advertising, and director fees, and modified our health care plan. We are working to replace external third party service providers with lower cost providers or with internally generated solutions. We are evaluating our internal functions to create more efficiency and reduce redundant processes in order to achieve more productivity with less expense.

Expanded Balance Sheet Risk Management

We increased on balance sheet liquidity during 2025 which lowered our loan to deposit ratio and improved First Guaranty's sensitivity to changes in market interest rates. First Guaranty's balance sheet position has historically been liability sensitive which resulted in a reduction in net interest income and net interest margin during the significant rise in market interest rates in 2022 and 2023. Our strategy during the last year has been to take measures to reduce First Guaranty's liability sensitivity position and move the balance sheet towards a more market neutral position over time.

Our deposit strategy continues to focus on expanding our individual and business deposit bases while maintaining our public funds deposit program. Beginning in 2023 and continuing through 2025 we also expanded our use of select wholesale or brokered deposits in order to increase liquidity and manage sensitivity to market risk. Our deposit strategy leverages off the market share dominance that we have in several of our markets, such as the Hammond MSA where we had a 52.3% deposit market share at June 30, 2025, placing us first overall. Our commercial and consumer lending teams focus on building business and individual deposits concurrent with loans. Our public funds department is dedicated to maintaining strong relationships with our well diversified base of public entities. We provide a variety of services to our public funds clients. Our public funds deposit program has provided us with a stable source of funding. We will continue to concentrate on keeping many of these funds under contract as we are often the fiscal agent for these governmental agencies which helps maintain this funding.

Enhanced Credit Risk Management

First Guaranty's non-performing assets decreased during 2025 as compared to December 31, 2024. We have taken proactive measures to address and reduce the level of non-performing assets. We modified the loan credit approval process, and are pursuing smaller loan relationships for origination compared to the past. We have increased our allowance for credit losses. We expanded our internal annual loan review function and engaged additional external loan review during 2025. We increased internal credit standards and slowed the origination of new loans. We increased the risk weighted capital ratios during 2025 primarily by reducing total loan balances, including commitments for construction loans. We plan to continue this strategy in 2026.

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

Non-Farm Non-Residential Loans. Non-farm non-residential loans are an integral part of our operating strategy. We expect to continue to emphasize this business line in the future with loans to small businesses and real estate projects in our market area. At December 31, 2025 loans secured by non-farm non-residential properties totaled $0.9 billion, or 45.7% of our total loan portfolio. Our non-farm non-residential loans are secured by commercial real estate generally located in our market area, which may be owner-occupied or non-owner occupied. We may originate, participate in, or purchase real estate loans outside of our market area in order to diversify our portfolio. Our owner-occupied commercial real estate loans totaled $341.6 million, or 36.0% of total non-farm non-residential loans at December 31, 2025. Permanent loans on non-farm non-residential properties are generally originated in amounts up to 85% of the appraised value of the property for owner-occupied commercial real estate properties and up to 80% of the appraised value of the property for non- owner-occupied commercial real estate properties. We consider a number of factors in originating non-farm non-residential loans. We evaluate the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. We consider the financial resources of the borrower, the borrower's experience in owning or managing similar property and the borrower's payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that the borrower's net operating income together with the borrower's other sources of income is at least 125% of the annual debt service and the ratio of the loan amount to the appraised value of the mortgaged property. We generally obtain personal guaranties from the borrower or a third party as a condition to originating commercial real estate loans. All non-farm non-residential loans are appraised by outside independent appraisers approved by the board of directors.

Our non-farm non-residential loans are diversified by borrower and industry group, and generally secured by improved property such as hotels, office buildings, healthcare facilities including assisted living centers, retail stores, gaming facilities, warehouses, manufacturing facilities, church buildings and other non-residential buildings. Non-farm non-residential loans are generally made at rates that adjust at or above the prime rate as reported in the Wall Street Journal, that mature in three to five years and with principal amortization for a period of up to 20 years. We originate fixed-rate, non-farm non-residential loans that mature in three to five years with principal amortization of up to 20 years. In addition, we have recently developed a fully amortizing loan product with periodic interest rate price resets, which now represents the majority of our new origination and renewed loans. Our largest concentration of non-farm non-residential loans is secured by hotels, and such loans are generally made only to hotel operators known to management.

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

Commercial and Industrial Loans. Commercial and industrial loans totaled $228.7 million, or 11.0% of our total loan portfolio at December 31, 2025. Commercial and industrial loans (excluding syndicated loans) are generally made to small and mid-sized companies located within Louisiana and Texas. We also participate in government programs which guarantee portions of commercial and industrial loans such as the U.S. Small Business Administration ("SBA") and United States Department of Agriculture ("USDA"). In most cases, we require collateral of equipment, accounts receivable, inventory, chattel or other assets before making a commercial business loan. We have a dedicated staff within our credit department that monitors asset-based lending and regularly conducts reviews of borrowing based certificates, aging and inventory reports, and on-site audits. Our commercial term loans totaled $83.1 million at December 31, 2025, or 36.3% of total commercial and industrial loans. Our commercial and industrial maximum loan to value limit is 80%. Our commercial term loans are generally fixed interest rate loans, indexed to the prime rate, with terms of up to five years, depending on the needs of the borrower and the useful life of the underlying collateral. Our commercial lines of credit totaled $87.1 million at December 31, 2025, or 38.1% of total commercial and industrial loans. Typically, our commercial lines of credit are adjustable rate lines, indexed to the prime interest rate, which generally mature yearly or within three years. Our underwriting standards for commercial and industrial loans include a review of the applicant's tax returns, financial statements, credit history, the underlying collateral and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan based on cash flow generated by the applicant's business. We generally obtain personal guaranties from the borrower or a third party as a condition to originating commercial and industrial loans.

Over the last 18 years, we pursued a focused program to participate in syndicated loans (loans made by a group of lenders, including us, who share or participate in a specific loan) with a larger regional financial institution as the lead lender. Syndicated loans are typically made to large businesses (which are referred to as shared national credits) or middle market companies (which do not meet the regulatory definition of shared national credits), both of which are secured by business assets or equipment, and also commercial real estate. The syndicate group for both types of loans usually consists of two to three other financial institutions. These loans are adjustable-rate loans generally tied to Secured Overnight Financing Rate ("SOFR"). Our participation amounts typically range between $5.0 million and $15.0 million. Our focus has been to finance middle market companies whose borrowing needs typically range from $25.0 million to $75.0 million. Syndicated loans diversify our loan portfolio, increase our yield and mitigate interest rate risk due to the variable rate pricing structure of the loans. We have a defined set of credit guidelines that we use when evaluating these credits. Our credit department independently reviews all syndicate loans and our board of directors has created a special committee to oversee the underwriting and approval of these loans. At December 31, 2025, syndicated loans secured by assets other than commercial real estate totaled $21.1 million, or 9.2% of the commercial and industrial loan portfolio, all of which were shared national credits.

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

One- to Four-Family Residential Real Estate Loans. At December 31, 2025, our one- to four-family residential real estate loans totaled $428.8 million, or 20.7% of our total loan portfolio. We originate one- to four-family residential real estate loans that are secured primarily by residential property in Louisiana and Texas. We generally originate loans in amounts up to 95% of the lesser of the appraised value or purchase price of the mortgaged property. We currently offer one- to four-family residential real estate loans with terms up to 30 years that are generally underwritten according to Fannie Mae guidelines, and we refer to loans that conform to such guidelines as "conforming loans". We generally originate fixed-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which at December 31, 2025 was $806,500 for single-family homes in our market area. At December 31, 2025, we held $16.8 million in jumbo loans which exceeded the conforming loan limit at origination. We generally hold our one- to four-family residential real estate loans in our portfolio. We also originate one- to four-family residential real estate loans secured by non-owner occupied properties, but less frequently. Our fixed-rate one- to four-family residential real estate loans include loans that generally amortize on a monthly basis over periods between 10 to 30 years with maturities that range from eight to 30 years. Fixed rate one- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers have the right to refinance or prepay their loans. We do not offer one- to four-family residential real estate loans specifically designed for borrowers with sub-prime credit scores, including interest-only, negative amortization or payment option adjustable-rate mortgage loans.

Our one- to four-family loans also include home equity lines of credit that have second mortgages. At December 31, 2025, we had $9.2 million in home equity lines of credit, which represented 2.1% of our one- to four-family residential real estate loans. Our home equity products are originated in amounts, that when combined with the existing first mortgage loan, do not generally exceed 80% of the loan-to-value ratio of the subject property.

Virtually all of our one- to four-family residential mortgages include "due on sale" clauses, which are provisions giving us the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party.

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

Multifamily Loans. On occasion we will originate loans secured by multifamily real estate. At December 31, 2025, we had $144.2 million or 6.9% of our total loan portfolio in multifamily loans. Such loans may be either fixed- or adjustable-rate loans tied to the prime or Treasury rate with maturity or repricing dates up to five years and amortization schedules of up to 20 years. We will originate multifamily loans in amounts up to 80% of the value of the multifamily property. Nearly all of our multifamily loans are secured by properties in Louisiana, Texas, Kentucky or West Virginia. The underwriting of multifamily loans follows the general guidelines for our non-farm non-residential loans.

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

Construction and Land Development Loans. We offer loans to finance the construction of various types of commercial and residential property. At December 31, 2025, $149.5 million, or 7.2% of our total loan portfolio consisted of construction and land development loans. Construction loans to builders generally are offered with terms of up to 24 months and interest rates are tied to the prime lending rate. These loans generally are offered as fixed or adjustable-rate loans. We will originate residential construction loans for individual borrowers and builders, provided all necessary plans and permits have been obtained. Construction loan funds are disbursed as the project progresses. We will originate construction loans up to 80% of the estimated completed value of the project and we will originate land development loans in amounts up to 75% of the value of the property as developed. We will originate owner occupied one-to-four family residential construction loans up to 90% of the estimated completed value of the property.

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

As part of First Guaranty's change in business strategy in mid-2024, the bank reduced this business line in 2025. We intend to further reduce exposure to construction and land development lending during 2026.

Agricultural Loans. We are a leading lender for agricultural loans in our Southwest Louisiana market. Our agricultural lending includes loans to farmers for the purpose of cultivating rice, sugarcane, soybeans, timber, poultry and cattle. Agricultural loans are generally secured by crops, but may include additional collateral such as farm equipment or vehicles. Agricultural loans totaled $35.2 million, or 1.7% of our total loan portfolio at December 31, 2025. Such loans are generally offered with fixed rates at a margin above prime for a term of generally one year. We will originate agricultural loans in those instances where the borrower's financial strength and creditworthiness has been established. Agricultural loans generally bear higher interest rates than residential loans, but they also may involve a higher risk of default since their repayment is generally dependent on the successful operation of the borrower's business. A large number of our originated agricultural loans are guaranteed by the U.S. Farm Service Agency. We generally obtain personal guaranties from the borrower or a third party as a condition to originating agricultural loans.

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

Farmland Loans. We originate first mortgage loans secured by farmland. At December 31, 2025, farmland loans totaled $32.2 million, or 1.5% of our total loan portfolio. Such loans are generally fixed-rate loans at a margin over the prime rate with terms up to five years and amortization schedules of up to 40 years. Loans secured by farmland may be made in amounts up to 80% of the value of the farm. However, we will originate farmland loans in amounts up to 100% of the value of the farm if the borrower is able to secure a guarantee from the U.S. Farm Service Agency. Generally, we obtain personal guaranties of the borrower on all loans secured by farmland.

Commercial Leases. We have a commercial lease program that we have operated for ten years. We work with third parties to facilitate the sourcing of lease financing opportunities. Commercial leases generally carry higher yields and shorter average lives than real estate‑secured loans but are secured by equipment and other assets that may decline in value more rapidly or be difficult to liquidate, increasing credit risk. The weighted average size of our commercial leases was approximately $3.5 million at December 31, 2025. In 2025, First Guaranty charged-off $43.4 million against commercial leases related to an automobile parts manufacturer. Adverse economic or market conditions affecting our leasing customers could reduce collectability and collateral values, resulting in inadequate collateral coverage and increased credit losses. The largest commercial lease relationship was $16.1 million at December 31, 2025. Commercial leases totaled $75.6 million, or 3.7% of our total loan portfolio at December 31, 2025.

Consumer and Other Loans. We make various types of secured consumer loans that are collateralized by deposits, boats and automobiles as well as unsecured consumer loans. These loans totaled $33.0 million in aggregate, or 1.6% of our total loan portfolio at December 31, 2025.

Consumer loans generally have a fixed rate at a margin over the prime rate and have terms of three years to ten years. At December 31, 2025, $4.1 million of our consumer loans were unsecured. Our procedure for underwriting consumer loans includes an assessment of the applicant's credit history and ability to meet existing obligations and payments for the proposed loan, as well as an evaluation of the value of the collateral security, if any.

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

Loan Originations, Sales, Purchases and Participations. Loan originations are derived from a number of sources such as referrals from our board of directors, existing customers, borrowers, builders, attorneys and walk-in customers. We generally retain the loans that we originate in our loan portfolio and only sell loans infrequently. We had $73.2 million at December 31, 2025 in purchased loan participations that were not syndicated loans. We had $70.7 million in purchased loans, primarily secured by real estate, at December 31, 2025. At December 31, 2025, we had $50.3 million in syndicated loans, of which $21.1 million were shared national credits.

Loan Approval Authority. We establish lending limits applicable to executive management and maintain two loan committees: a management loan committee and a separate loan committee comprised of directors and management. Generally, loan officers have authority to approve secured loan relationships in amounts up to $150,000 and unsecured loan relationships in amounts up to $25,000, while Regional Managers and Presidents have secured loan approval authority up to $500,000 and unsecured approval authority up to $100,000. For loans exceeding a loan officer's approval authority, we utilize three methods for approvals: (1) credit officers, (2) Management Loan Committee, and (3) the board of directors. Loan relationships between $500,000 and $1,500,000 are approved by a combination of credit officers and executive management. The management loan committee composition and approval structure were modified in 2025 as part of First Guaranty’s risk management strategy change. Several members of senior management were made voting members and they must unanimously approve new money loans and loan relationship renewals that are $1.5 million or greater up to $10.0 million. The bank further modified its approval structure by requiring that the full board of directors approve any loan relationship that exceeds $10.0 million.

Our lending activities are also subject to Louisiana statutes and internal guidelines limiting the amount we can lend to any one borrower. Subject to certain exceptions, under Louisiana law the Bank may not lend on an unsecured basis to any single borrower (i.e., any one individual or business entity and his or its affiliates) an amount in excess of 20% of the sum of the Bank's capital stock and surplus, or on a secured basis an amount in excess of 50% of the sum of the Bank's capital stock and surplus. At December 31, 2025, our secured legal lending limit was approximately $117.1 million and our unsecured legal lending limit was approximately $46.8 million.

Deposit Products

Consumer and commercial deposits are attracted principally from within our primary market area through the offering of a selection of deposit instruments including noninterest-bearing and interest-bearing demand, savings accounts and time accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate. At December 31, 2025, we held $3.6 billion in deposits.

We actively seek to obtain public funds deposits. At December 31, 2025, public funds deposits totaled $0.9 billion. We have developed a program for the retention and management of public funds deposits. These deposits are from local government entities such as school districts, hospital districts, sheriff departments and other municipalities. The majority of these deposits are under contractual terms of up to three years. Deposits under fiscal agency agreements are generally stable but public entities may maintain the ability to negotiate term deposits on a specific basis including with other financial institutions. These deposits generally have stable balances as we maintain both operating accounts and time deposits for these entities. There is a seasonal component to public deposit levels associated with annual tax collections. Public funds will increase at the end of the year and during the first quarter. In addition to seasonal fluctuations, there are monthly fluctuations associated with internal payroll and short-term tax collection accounts for our public funds deposit accounts. Public funds deposit accounts are collateralized by FHLB letters of credit, reciprocal deposit insurance programs, Louisiana municipal bonds and eligible government and government agency securities such as those issued by the FHLB, Federal Farm Credit Bank ("FFCB"), Fannie Mae, and Freddie Mac.

The interest rates paid by us on deposits are set at the direction of our executive management. Interest rates are determined based on our liquidity requirements, interest rates paid by our competitors, and our growth goals and applicable regulatory restrictions and requirements. At December 31, 2025, we had $1.2 billion in brokered deposits, of which $1.1 billion were time deposits and $88.6 million were money market deposits.

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

The Bank's management asset liability committee and board investment committee are responsible for regular review of our investment activities and the review and approval of our investment policy. These committees monitor our investment securities portfolio and direct our overall acquisition and allocation of funds, with the goal of structuring our portfolio such that our investment securities provide us with a stable source of income but without exposing us to an excessive degree of market risk. During the last five years, our securities portfolio has generated $66.8 million of pre-tax income. For the year ended December 31, 2025, we had no allowance for credit losses on available for sale securities and a $0.2 million allowance on held to maturity securities.

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

Human Capital Resources

First Guaranty Bank recently reached the milestone of more than 90 years in operation, and throughout our history, we have worked to build and grow trust and relationships, operating with a strong commitment to the welfare of our customers and communities. Our workforce drives this success and longevity. Our employees are our most valuable asset. They are the face and voice of our institution. At First Guaranty we promote respect, support, and teamwork. Honesty, integrity, and fairness are paramount in all that we do. We actively recruit new employees who operate by these core values, and we continue to instill and promote these principles. We also work to cultivate professionalism, dedication, and an environment of openness, where all can contribute new ideas and innovations. This culture results in employees with passion, drive, and a deep commitment to our customers and communities.

We strive to be socially responsible corporate citizens by supporting our communities and helping them to improve. Our employees are actively involved, volunteering with local charitable organizations, and helping during times of need, such as in the aftermath of hurricanes and other natural disasters. In 2025 our employees volunteered approximately 4,439 hours of service across Louisiana, in Texas, and the Mideast markets in West Virginia and Kentucky. Employees serve both in their personal time and during work hours. In furtherance of our employees’ commitment to service, the Bank contributed over $214,000 in 2025 to charitable organizations in our communities.

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

At December 31, 2025, we had 326 full-time and 20 part-time employees. None of our employees is represented by a collective bargaining group or are parties to a collective bargaining agreement. We believe that our relations with our employees are very good.

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

The Dodd-Frank Act

The Dodd-Frank Act significantly changed bank regulation and has affected the lending, investment, trading and operating activities of depository institutions and their holding companies. The Dodd-Frank Act also created the Consumer Financial Protection Bureau (the "CFPB") with extensive powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. During 2025, the Trump administration rescinded a number of CFPB’s rules and significantly reduced the CFPB's operations, including supervision and examination activity. As a result, the future of the CFPB and its impact on First Guaranty Bancshares and First Guaranty Bank remains uncertain.

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

Notwithstanding the foregoing, pursuant to the EGRRCPA, the FDIC finalized a rule, effective January 1, 2020, that established a community bank leverage ratio (tier 1 capital to average consolidated assets) at 9% for institutions under $10 billion in assets that such institutions may elect to utilize in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the community bank leverage ratio and certain other qualifying criteria will automatically be deemed to be well-capitalized. Eligible institutions may opt into and out of the community bank ratio framework on their quarterly call report. First Guaranty Bank did not elect to follow the community bank leverage ratio as of December 31, 2025. Effective April 1, 2026, with early adoption available January 1, 2026, the community bank leverage ratio was reduced to 8%.

At December 31, 2025, First Guaranty and the Bank exceeded all regulatory capital requirements and was considered to be well-capitalized based on FDIC and Federal Reserve Board guidelines.

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

As of December 31, 2025, First Guaranty and the Bank were considered well-capitalized.

Transactions with Related Parties. Transactions between a bank and its affiliates are limited by Sections 23A and 23B of the Federal Reserve Act, applicable to FDIC-insured state nonmember banks by Section 18(j) of the Federal Deposit Insurance Act, and its implementing regulations. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank. Generally, Sections 23A and 23B of the Federal Reserve Act limit the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to 10% of such institution's capital stock and surplus and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such institution's capital stock and surplus. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guaranty and similar transactions. In addition, loans or other extensions of credit by the institution to the affiliate are required to be collateralized in accordance with specified requirements. The law also requires that affiliate transactions be on terms and conditions that are substantially the same, or at least as favorable to the institution, as those provided to non-affiliates.

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

The federal banking agencies approved additional rules in 2023 aimed at strengthening and modernizing the CRA, which were subject to litigation prior to taking effect. During 2025, the federal banking agencies proposed rules to fully rescind the 2023 rules. The ultimate scope and timing of any changes to the CRA remains uncertain.

FHLB System. First Guaranty Bank is a member of the FHLB System, which consists of eleven regional FHLBs. The FHLB System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB of Dallas, First Guaranty Bank is required to acquire and hold a specified amount of shares of capital stock in the FHLB. As of December 31, 2025, First Guaranty Bank was in compliance with this requirement.

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

The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including depository institutions subsidiaries that are "well capitalized" and "well managed," to opt to become a "financial holding company." A "financial holding company" may engage in a broader array of financial activities than permitted a typical bank holding company. Such activities can include insurance underwriting and investment banking. First Guaranty has elected "financial holding company" status. In order to remain a financial holding company, a bank holding company and its subsidiary bank must continue to be considered “well capitalized” and “well managed” and its subsidiary bank must have at least a “satisfactory” rating under the Community Reinvestment Act.

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

At December 31, 2025, our non-performing assets, which consist of non-performing loans and other real estate owned, were $95.5 million, or 2.34% of total assets. Although this represents a decrease from December 31, 2024 levels, our level of non-performing assets remains significantly above our historical levels and above that of many of our peers. Our non-performing assets adversely affect our net income in various ways:

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

Adverse events in Louisiana, Texas, Kentucky, and West Virginia, where our business is concentrated, could adversely affect our results of operations and future growth.

Our business, the location of our branches and the real estate used as collateral on our real estate loans are primarily concentrated in Louisiana and North Central Texas. Additionally, we anticipate continued future loan growth in our Mideast markets located in Kentucky and West Virginia. At December 31, 2025, approximately 88.4% of the secured loans in our loan portfolio were secured by real estate and other collateral located in our market areas. As a result, we are exposed to risks associated with a lack of geographic diversification. The occurrence of an economic downturn in our markets, or adverse changes in laws or regulations in these markets could impact the credit quality of our assets, the businesses of our customers and our ability to expand our business. Our success significantly depends upon the growth in population, income levels, deposits and housing in our market area. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may be negatively affected.

Material fluctuations in the price of oil and gas could adversely affect our business. At December 31, 2025, approximately $69.2 million, or 3.3% of our total loan portfolio was comprised of loans to businesses engaged in support or service activities for oil and gas operations. At December 31, 2025 we had $34.9 million in unfunded loan commitments related to these businesses. In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio. In addition, substantially all of our loans are to individuals and businesses in Louisiana and North Central Texas. Our business customers may not have customer bases that are as diverse as businesses serving regional or national markets. Consequently, any decline in the economy of our market area could have an adverse impact on our revenues and financial condition. In particular, we may experience increased loan delinquencies, which could result in a higher provision for credit losses and increased charge-offs. Any sustained period of increased non-payment, delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, results of operations and financial condition.

We have a significant number of loans secured by real estate, and a downturn in the local or national real estate market could negatively impact our profitability.

At December 31, 2025, approximately 82.0% of our total loan portfolio was secured by real estate, most of which is located in Louisiana and North Central Texas. Future declines in the real estate values in our Louisiana and North Central Texas markets could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower's obligations to us. First Guaranty may participate in or purchase real estate loans located outside of our traditional markets which may be affected by national or other localized market trends. This could require increasing our allowance for credit losses to address the decrease in the value of the real estate securing our loans which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our loan portfolio is concentrated within certain industries and borrowing relationships.

Credit risk is primarily related to the risk that a borrower will not be able to repay some or all of its obligations to us. Concentrations of credit risk occur when the aggregate amount owed by one borrower, a group of related borrowers, or borrowers within the same or related markets, industries or groups, represent a relatively large percentage of the total capital or total credit extended by a bank. Although each loan in a concentration may be of sound quality, concentration risks represent a risk not present when the same loan amounts are extended to a more diversified group of borrowers. Loans concentrated in one borrower depend, to a large degree, upon the financial capability and character of the individual borrower. Loans made to a group of related borrowers can be susceptible to financial problems experienced by one or a few members of that group. Loans made to borrowers that are part of the same or related industries or groups, or that are located in the same market area, can all be adversely impacted with respect to their ability to repay some or all of their obligations when adverse conditions prevail in the broader economy generally, in the market specifically or even within just the respective industries or groups.

In addition to credit risks resulting from such concentrations, regulators could require that the Bank raise capital, diversify its loan portfolio, or limit further growth in such relationships or industries to mitigate such risks.

As of December 31, 2025, the Bank’s total exposure (including outstanding loans and commitments) to its twenty largest borrower relationships represented approximately 29.6% of the Bank’s loan portfolio. The majority of these relationships are real estate secured. Below is a summary of those twenty largest lending relationships:

Top 20 Large Loan Relationships
	(in thousands)
	Relationship Description	Balance	Risk Rating	No. Loans	Origination Year	Location
1	Non-Owner Occupied Commercial Real Estate	$79,451	Pass	6	2021-2023	West Virginia & Pennsylvania
2	Medical Facilities	46,319	Substandard	11	2008-2022	Louisiana
3	Construction Business	41,380	Substandard	12	2022-2024	Louisiana & Texas
4	Apartment Complex	40,405	Special Mention	1	2021	Louisiana
5	Loan Note Purchaser	39,908	Pass	16	2012-2024	West Virginia
6	Apartment Complex / Hotel Property	37,564	Special Mention	2	2023	Florida
7	Manufacturing Company	34,005	Special Mention	9	2015-2023	Louisiana
8	Owner Occupied Office Building	33,553	Substandard	3	2019-2023	Utah
9	Assisted Living Facility	33,467	Special Mention	1	2025	Alabama
10	Casino	26,434	Pass	11	2020-2023	Louisiana
11	Medical Facilities	23,538	Substandard	2	2020-2021	Arkansas
12	Assisted Living Facility	21,334	Pass / Special Mention	7	2017-2023	Louisiana
13	Oil & Gas	21,096	Pass	1	2020-2022	West Virginia
14	Hotel Property	20,484	Special Mention	2	2022-2023	Texas
15	Non-Owner Occupied Commercial Real Estate	20,400	Pass	27	2013-2021	Louisiana
16	Owner Occupied CRE	20,217	Special Mention	3	2020	Louisiana
17	Hotel Property	19,763	Pass	4	2023	West Virginia
18	Hotel Property	19,379	Pass	1	2020	Texas
19	Hotel Property	17,414	Pass	4	2012-2023	Louisiana
20	Assisted Living Facility	17,234	Pass	4	2019-2022	Louisiana & Mississippi
		$613,345

Our loan portfolio consists of a high percentage of loans secured by non-farm non-residential real estate. These loans carry a greater credit risk than loans secured by one- to four-family properties.

Our loan portfolio includes non-farm non-residential real estate loans, primarily loans secured by commercial real estate such as office buildings, hotels and retail facilities. At December 31, 2025, our non-farm non-residential loans totaled $0.9 billion, or 45.7% of our total loan portfolio. Commercial real estate values have decreased in recent quarters in response to higher interest rates and a number of other factors; in response, bank regulators have been increasing scrutiny on banks’ exposure to commercial real estate.

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

At December 31, 2025, $228.7 million, or 11.0% of our total loans, was comprised of commercial and industrial loans to businesses collateralized by general business assets including, among other things, accounts receivable, inventory and equipment and generally backed by a personal guaranty of the borrower or principal. These commercial and industrial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial and industrial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property such as equipment and inventory, which may decline in value more rapidly than we anticipate, or may be difficult to market and sell, exposing us to increased credit risk. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets, resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

A portion of our loan portfolio is comprised of commercial leases secured by equipment or other commercial collateral, the deterioration in value of which could increase the potential for future losses.

At December 31, 2025, $75.6 million, or 3.7% of our total loans, was comprised of commercial leases. These commercial leases are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial leases is subject to the ongoing business operations of the borrower. The collateral securing leases includes equipment and other assets which may decline in value more rapidly than we anticipate, or may be difficult to market and sell, exposing us to increased credit risk. Significant adverse changes in the economy or local market conditions in which our commercial leasing customers operate could cause rapid declines in loan collectability and the values associated with lease assets, resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

A portion of our loan portfolio consists of syndicated loans, including syndicated loans known as shared national credits, secured by assets located generally outside of our market area. Syndicated loans may have a higher risk of loss than other loans we originate because we are not the lead lender and we have limited control over credit monitoring.

Our loan portfolio includes syndicated loans (loans made by a group of lenders, including us, who share or participate in a specific loan) with a larger regional financial institution as the lead lender. Syndicated loans are typically made to large businesses (which are referred to as "shared national credits") or middle market companies (which do not meet the regulatory definition of shared national credits), both of which are secured by business assets or equipment, and commercial real estate located generally outside of our market area. The syndicate group for both types of loans usually consists of two to three other financial institutions. First Guaranty's commitment typically ranges between $5.0 million to $15.0 million. At December 31, 2025, we had $50.3 million in syndicated loans, or 2.4% of our total loan portfolio, of which $21.1 million met the definition of shared nation credits and $29.2 million were not shared national credits. Syndicated loans may have a higher risk of loss than other loans we originate because we rely on the lead lender to monitor the performance of the loan. Moreover, our decision regarding the classification of a syndicated loan and loan loss provisions associated with a syndicated loan are made in part based upon information provided by the lead lender. A lead lender also may not monitor a syndicated loan in the same manner as we would for other loans that we originate. If our underwriting of these syndicated loans is not sufficient, our non-performing loans may increase, and our earnings may decrease.

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

At December 31, 2025, our allowance for credit losses as a percentage of total loans, net of unearned income, was 1.97% and as a percentage of total non-performing loans was 67.50%. The determination of the appropriate level of allowance is subject to judgment and requires us to make significant estimates of current credit risks and future trends, all of which are subject to material changes. If assumptions prove to be incorrect, the allowance for credit losses may not cover inherent losses in the loan portfolio at the date of the financial statements. Significant additions to the allowance would materially decrease net income. Non-performing loans may further increase and non-performing or delinquent loans may adversely affect future performance. Any future credit deterioration, could require us to increase our allowance for credit losses in the future. In addition, federal and state regulators periodically review the allowance for credit losses and may require an increase in the allowance for credit losses or recognize further loan charge-offs. Any significant increase in our allowance for credit losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition.

Emphasis on the origination of short-term loans could expose us to increased lending risks.

At December 31, 2025, $819.6 million, or 39.6% of our total loans consisted of short-term loans, defined as loans whose payments are typically based on ten to 20-year amortization schedules but have maturities typically ranging from one to five years. This results in our borrowers having significantly higher final payments due at maturity, known as "balloon payments." In the event our borrowers are unable to make their balloon payments when they are due, we may incur significant losses in our loan portfolio. Moreover, while the shorter maturities of our loan portfolio help us to manage our interest rate risk, they also increase the reinvestment risk associated with new loan originations. During an economic slow-down, we might incur significant losses as our loan portfolio matures.

The level of concentrations in our commercial real estate loan portfolio subjects us to additional regulatory scrutiny.

The FDIC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multifamily and non-owner occupied, non-farm, non-residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on these factors, we have a concentration in loans of the type described in (ii), above, of 302% of our total bank capital at December 31, 2025. The purpose of the guidance is to assist banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Our bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our commercial real estate and multifamily lending and/or the requirement that we maintain higher levels of regulatory capital, either of which would adversely affect our loan originations and profitability.
We are subject to regulatory enforcement risk, reputation risk and litigation risk regarding our participation in the Paycheck Protection Program ("PPP") and Main Street Lending Program and we are subject to the risk that the SBA may not fund some or all PPP loan guarantees.

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

In addition, certain one-to four-family residential properties securing our loans are located in areas subject to elevated flood risk. Increases in insurance costs, reduced availability of coverage, or a borrower’s inability to obtain or maintain required hazard or flood insurance may adversely affect borrower performance, collateral values, and loss severity. Unavailable or insufficient insurance coverage could increase costs or exposure to uninsured losses and have a material adverse effect on financial condition and results of operations.

Risks Related to Interest Rates
Interest rate shifts may reduce net interest income and otherwise negatively impact our financial condition and results of operations.

The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings and cash flows depend to a great extent upon the level of our net interest income, or the difference between the interest income we earn on loans, investments and other interest-earning assets, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. The Federal Reserve Board increased interest rates significantly during 2022 and 2023. As a result of this rapid increase in interest rates, unrealized losses in First Guaranty's investment securities portfolio increased dramatically and thereby negatively impacted First Guaranty's accumulated other comprehensive income. These gross unrealized losses were approximately $55.8 million as of December 31, 2025 compared to $73.8 million as of December 31, 2024 and $69.1 million as of December 31, 2023. Such losses could be realized into earnings should liquidity needs and/or business strategy necessitate the sale of securities in a loss position, which could adversely affect First Guaranty's financial condition, capital ratios, and results of operations.

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
Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, the sale of our investment securities, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff. Recent increases in interest rates have resulted in increased competition for deposits. If customers move money out of bank deposits and into other investments such as money market funds, we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income. The 2023 bank failures increased awareness of the risks of uninsured deposit balances. As discussed further below, public funds are a sizeable portion of our deposits. Loss of a large public funds depositor at the end of a contract would negatively impact liquidity. First Guaranty participates in reciprocal deposit programs that offer expanded deposit insurance for customers with large balances. First Guaranty utilizes these reciprocal deposit networks to collateralize a large portion of its public funds deposit balances. A disruption to the use of these programs, including regulatory restrictions, could negatively impact First Guaranty’s liquidity position.

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

Public funds deposits are a significant source of funds for our lending and investment activities. At December 31, 2025, $0.9 billion, or 25.5% of our total deposits, consisted of public funds deposits from local government entities such as school districts, hospital districts, sheriff departments and other municipalities, which are collateralized by letters of credit from the FHLB, investment securities, and reciprocal deposit insurance programs. Given our dependence on high-average balance public funds deposits as a source of funds, our inability to retain such funds could significantly and adversely affect our liquidity. Further, our public funds deposits are primarily demand deposit accounts or short-term time deposits and are therefore more sensitive to interest rate risks. If we are forced to pay higher rates on our public funds accounts to retain those funds, or if we are unable to retain such funds and we are forced to resort to other sources of funds for our lending and investment activities, such as borrowings from the FHLB, the interest expense associated with these other funding sources may be higher than the rates we are currently paying on our public funds deposits, which would adversely affect our net income.

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

Net interest income is the most significant component of our operating income. For the year ended December 31, 2025, our net interest income totaled $86.9 million in comparison to our total noninterest income of $8.5 million earned during the same year. We do not have nontraditional sources of fee income utilized by some community banks, such as fees from sales of insurance, securities or investment advisory products or services. The amount of our net interest income is influenced by the overall interest rate environment, competition, and the amount of interest-earning assets relative to the amount of interest-bearing liabilities. In the event that one or more of these factors were to result in a decrease in our net interest income, we have limited sources of noninterest income to offset any decrease in our net interest income.

We obtain a significant portion of our noninterest revenue through service charges on core deposit accounts, and regulations impacting service charges could reduce our fee income.

A significant portion of our noninterest revenue is derived from service charge income. During the year ended December 31, 2025, service charges, commissions and fees represented $3.3 million, or 38.8% of our total noninterest income excluding losses on securities. During the year ended December 31, 2024, service charges, commissions and fees represented $3.2 million, or 12.9% of our total noninterest income excluding gains on securities. The largest component of this service charge income is overdraft-related fees. Changes in banking regulations pertaining to rules on certain overdraft payments on consumer accounts could have an adverse impact on our service charge income. Additionally, changes in customer behavior, as well as increased competition from other financial institutions and non-bank competitors, may result in declines in deposit accounts or in overdraft frequency resulting in a decline in service charge income. A reduction in deposit account fee income could have a material adverse effect on our earnings.

Risks Related to Competition

We may be unable to successfully compete with others for business.

The banking industry in which we operate is a highly competitive industry, and we have historically faced competition in our markets from other community banks as well as regional and national banks and certain non-bank lenders. Our market areas are generally considered attractive from an economic and demographic viewpoint, and constitute highly competitive banking markets. We compete for loans and deposits with numerous regional and national banks and other community banking institutions, as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers and private lenders. In recent years, non-bank competitors, particularly fintech companies, have increasingly competed against us, and we expect the competition from such non-bank competitors to increase in the future. Many competitors have substantially greater resources than we do. The differences in resources may make it harder for us to compete profitably, reduce the rates that we can earn on loans and investments, increase the rates we must offer on deposits and other funds, and adversely affect our overall financial condition and earnings.

Risks Related to Operations

We face risks related to our operational, technological and organizational infrastructure, including those related to artificial intelligence.

Our ability to grow and compete is dependent on our ability to build or acquire the necessary operational and technological infrastructure and to manage the cost of that infrastructure as we expand. Operational risk can manifest itself in many ways, such as errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or outside persons and exposure to external events such as cyber-attacks. As discussed below, we are dependent on our operational infrastructure to help manage these risks. In addition, we are heavily dependent on the strength and capability of our technology systems, including those provided by third parties, which we use both to interface with our customers and to manage our internal financial systems and other systems. Our ability to develop and deliver new products that meet the needs of our existing customers and attract new ones depends on the functionality of our technology systems. The use of artificial intelligence in business is rapidly evolving and the legal and regulatory environment remains uncertain for this new technology. Additionally, our ability to run our business in compliance with applicable laws and regulations is dependent on these infrastructures.

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

Our failure to effectively implement new technologies including artificial intelligence could adversely affect our operations and financial condition.

Our industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services, including those using artificial intelligence. Our ability to compete successfully to some extent depends on whether we can implement new technologies to provide products and services to our customers more efficiently while avoiding significant operational challenges that increase our costs or delay full implementation, especially relative to our peers, many of which have greater resources to devote to technological improvements. The development and use of new technologies present a number of risks and challenges to our business. For example, we must have or develop in-house capabilities to implement, manage and use the new technologies, or outsource the implementation, management and use of the new technologies to third parties, and develop appropriate internal controls and third-party oversight. In particular, the business, legal and regulatory environment relating to artificial intelligence is uncertain and rapidly evolving, and could require changes in our approach to artificial intelligence technology and increase our compliance costs and the risk of non-compliance. The use of artificial intelligence may also increase our exposure to cyber-attacks or other security risks, as discussed above.

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

We are required to test goodwill and core deposit intangible assets for impairment on a periodic basis. The impairment testing process considers a variety of factors, including macroeconomic conditions, industry and market considerations, cost factors, and financial performance. During the year ended December 31, 2025, we performed an impairment test that resulted in the impairment of all $12.9 million of goodwill on our books. The impairment was the result of First Guaranty's stock price trading below book value and the recent increase in credit provisions. If an impairment determination is made in a future reporting period with respect to our remaining core deposit intangible assets of $2.3 million as of December 31, 2025 or other intangible assets we may acquire in the future, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment which would adversely affect our financial performance.

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

As previously reported in Part I, Item 4 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, management identified a material weakness in our internal control over financial reporting. Management determined that First Guaranty did not effectively perform controls on a timely basis relating to the loan operations quality control review function for new loans originated during the period. Several remediation steps were taken which included new leadership, additional staff, and enhanced monitoring processes by the loan department leadership. Additional testing of controls during the fourth quarter of 2025 was completed. First Guaranty has concluded that the material weakness has been effectively remediated as of December 31, 2025.

If material weaknesses in internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to revise or restate our financial results, which could materially and adversely affect our business, results of operations and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the material weakness, subject us to fines, penalties or judgments, harm our reputation, adversely affect the trading price of our common stock, or otherwise cause a decline in investor confidence.

We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

While we attempt to invest a significant percentage of our assets in loans (our loan to deposit ratio was 57.0% at December 31, 2025), we invest a portion of our total assets (24.5% at December 31, 2025) in investment securities with the primary objectives of providing a source of liquidity, generating an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements of our public funds deposits and meeting regulatory capital requirements. At December 31, 2025, the carrying value of our securities portfolio was $999.3 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities are generally subject to decreases in market value when interest rates rise, as we experienced in 2022 and 2023. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause a credit related impairment in future periods and result in realized losses. The process for determining whether impairment is credit related usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. At December 31, 2025, First Guaranty had no allowance for credit losses on available for sale securities. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, financial condition and results of operations.

Other General Business Risks

Hurricanes or other adverse weather conditions can have an adverse impact on our market areas.

Our market area in Southeast Louisiana is close to New Orleans and the Gulf of America, areas which are susceptible to hurricanes, tropical storms, flooding and other natural disasters and adverse weather conditions which could result in a disruption of our operations and increases in loan losses. In recent years, hurricanes have affected several of our markets in Southeast Louisiana. Similar future events could potentially cause widespread property damage, require the relocation of an unprecedented number of residents and business operations, and severely disrupt normal economic activity in our market areas, which may have an adverse effect on our operations, loan originations and deposit base. Moreover, our ability to compete effectively with financial institutions whose operations are not concentrated in areas affected by hurricanes or other adverse weather conditions or whose resources are greater than ours will depend primarily on our ability to continue normal business operations following such event. The severity and duration of the effects of hurricanes or other adverse weather conditions will depend on a variety of factors that are beyond our control, including the amount and timing of government, private and philanthropic investments including deposits in the region, the pace of rebuilding and economic recovery in the region and the extent to which a hurricane's property damage is covered by insurance. The occurrence of any such event could have a material adverse effect on our business, financial condition and results of operations.

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

Certain of our activities require financial holding company status, which is subject to regulatory requirements.

As a bank holding company that has elected to become a financial holding company, we currently engage in certain financial activities in which a bank holding company is not otherwise permitted to engage. However, to maintain financial holding company status, a bank holding company (and its depository institution subsidiary) must remain “well capitalized” and “well managed.” If a bank holding company ceases to meet these capital and management requirements, there are many penalties it would be faced with, including (i) the Federal Reserve Board may impose limitations or conditions on the conduct of its activities, and (ii) it may not undertake any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the Federal Reserve Board. If a company does not return to compliance within 180 days, which period may be extended, the Federal Reserve Board may require divestiture of such financial activities for which financial holding company status is required. To the extent we do not meet the requirements to be a financial holding company in the future, there could be a material adverse effect on our business, financial condition and results of operations.

We may be unable to disclose some restrictions or limitations on our operations imposed by our regulators.

From time to time, bank regulatory agencies take supervisory actions that restrict or limit a financial institution’s activities and lead it to raise capital or subject it to other requirements. Directives issued to enforce such actions may be confidential and thus, in some instances, we are not permitted to publicly disclose these actions. In addition, as part of our regular examination process, our and our banking subsidiary’s respective regulators may advise us or our banking subsidiaries to operate under various restrictions as a prudential matter. Any such actions or restrictions, if and in whatever manner imposed, would likely adversely affect our costs and revenues. Moreover, efforts to comply with any such nonpublic supervisory actions or restrictions may require material investments in additional resources and systems, as well as a significant commitment of managerial time and attention. As a result, such supervisory actions or restrictions, if and in whatever manner imposed, could have a material adverse effect on our business and results of operations; and, in certain instances, we may not be able to publicly disclose these matters.

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

As of December 31, 2025, $72.2 million, or 3.5% of our total loan portfolio, was comprised of loans where all or some portion of the loans were guaranteed through the SBA, USDA or Farm Service Agency ("FSA") lending programs. From time to time, the government agencies that guarantee these loans reach their internal limits and cease to guarantee loans. In addition, these agencies may change their rules for loans or Congress may adopt legislation that would have the effect of discontinuing or changing the loan programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. Therefore, if these changes occur, the volume of loans to small business, industrial and agricultural borrowers of the types that now qualify for government guaranteed loans could decline. Also, the profitability of these loans could decline.

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

Risks Associated with an Investment in our Securities

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

Our principal shareholders (Marshall T. Reynolds, the estate of William K. Hood and Edgar R. Smith III) beneficially own, approximately 60% of our outstanding common stock as of December 31, 2025. Each of these shareholders will continue to have the ability to independently vote a meaningful percentage of our outstanding common stock on all matters put to a vote of our shareholders, including the election of our board of directors and certain other significant corporate transactions, such as a merger or acquisition transaction. On any such matter, the interests of these shareholders may not coincide with the interests of the other holders of our common stock and any such difference in interests may result in that shareholder voting its shares in a manner inconsistent with the interests of other shareholders. Additional shares are owned by family members or associates of our principal shareholders; the interests of these shareholders may coincide more with the interests of the principal shareholder than with the interests of the other holders of our common stock.

Our ability to declare and pay dividends is limited.

We have no obligation to continue paying dividends, and we may change our dividend policy at any time without prior notice to our common shareholders. In addition, our ability to pay dividends will continue to be subject, among other things, to certain regulatory guidance and/or restrictions, including, as noted above, certain regulatory restrictions that we may not be allowed to disclose. Future dividends, if any, will be declared and paid at the discretion of our board of directors and will depend on a number of factors, including our and First Guaranty Bank’s capital levels. Subject to certain exceptions, the terms of our senior debt and subordinated debt prohibit us from paying dividends on shares of our capital stock at times when we are deferring the payment of interest on such debt. Moreover, our ability to pay dividends on our common stock is limited by the terms of our Series A Preferred Stock, which provide that if we have not paid dividends on the Series A Preferred Stock for the most recently completed dividend period, then no dividend or distribution shall be declared, paid, or set aside for payment on shares of our common stock.

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

If our board of directors does not authorize and declare a dividend for any dividend period, the holder of the Series A Preferred Stock, and therefore the holders of the depositary shares, will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and be payable. We will have no obligation to pay dividends for such dividend period, whether or not dividends are authorized and declared for any subsequent dividend period with respect to the Series A Preferred Stock. Our board of directors may determine that it would be in our best interests to pay less than the full amount of the stated dividends on the Series A Preferred Stock or no dividend for any dividend period even if funds are available. Factors that would be considered by our board of directors in making this determination include our financial condition, liquidity and capital needs, the impact of current and pending legislation and regulations, economic conditions, our ability to service any equity or debt obligations senior to the Series A Preferred Stock, any credit agreements to which we are a party, tax considerations and such other factors as our board of directors may deem relevant. In addition, regulatory restrictions, including those which we may not be allowed to disclose, may limit our ability to pay dividends on the Series A Preferred Stock.

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

At December 31, 2025, First Guaranty had an aggregate of $44.0 million of senior and subordinated indebtedness outstanding. The notes we have issued, as well as any note we may issue in the future, rank senior to shares of First Guaranty’s common and preferred stock. In addition, any indebtedness owed by First Guaranty Bank is and will be structurally senior to the rights of the holders of First Guaranty’s common and preferred stock. In the event of any bankruptcy, dissolution or liquidation of First Guaranty, these notes, along with First Guaranty’s other indebtedness, would have to be repaid before First Guaranty’s shareholders would be entitled to receive any of the assets of First Guaranty.

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

Item 1B – Unresolved Staff Comments

None.

Item 1C- Cybersecurity

First Guaranty and First Guaranty Bank recognize the importance of incorporating cybersecurity in its operations, reputation, and overall risk management frameworks. First Guaranty Bank manages cybersecurity for both the holding company First Guaranty Bancshares, Inc. and the bank subsidiary. The IT Steering Committee (ITSC), while reporting regularly to the full Bank Board of Directors (the “Bank Board”), has been delegated oversight to ensure appropriate cybersecurity risk management for risks that are inherent to our organization. These risk management strategies have been implemented into the organization’s enterprise risk management frameworks and our Internal Audit Plan. This disclosure is intended to inform investors about cybersecurity risks, risk management strategies, and potential impacts on financial conditions and operations in line with SEC guidance.

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

Item 2 - Properties

First Guaranty does not directly own any real estate, but it does own real estate indirectly through the Bank. The Bank operates 30 banking facilities. The following table sets forth certain information relating to each office. The net book value of premises and equipment at all branch locations, including the raw land of branches under development, at December 31, 2025 totaled $59.6 million. We believe that our properties are adequate for our business operations as they are currently being conducted.

Location	Use of Facilities	Year Facility Opened or Acquired	Owned/Leased
400 East Thomas Street Hammond, LA 70401	First Guaranty Bank's Main Office	1975	Leased
2111 West Thomas Street Hammond, LA 70401	Guaranty West Banking Center	1974	Owned
455 West Railroad Avenue Independence, LA 70443	Independence Banking Center	1979	Owned
301 Avenue F Kentwood, LA 70444	Kentwood Banking Center	1975	Owned
189 Burt Blvd Benton, LA 71006	Benton Banking Center	2010	Owned
126 South Hwy. 1 Oil City, LA 71061	Oil City Banking Center	1999	Owned
401 North 2nd Street Homer, LA 71040	Homer Main Banking Center	1999	Owned
117 East Hico Street Dubach, LA 71235	Dubach Banking Center	1999	Owned
212 North Pine Street Vivian, LA 71082	Vivian Banking Center	1999	Owned
500 North Cary Avenue Jennings, LA 70546	Jennings Banking Center	1999	Leased
799 West Summers Drive Abbeville, LA 70510	Abbeville Banking Center	1999	Leased
2231 S. Range Avenue Denham Springs, LA 70726	Denham Springs Banking Center	2005	Owned
500 West Pine Street Ponchatoula, LA 70454	Ponchatoula Banking Center	2016	Owned
29815 Walker Rd S Walker, LA 70785	Walker Banking Center	2007	Owned
6151 Hwy 10 Greensburg, LA 70441	Greensburg Banking Center	2011	Owned
33818 Hwy 16 Denham Springs, LA 70706	Watson Banking Center	2011	Owned
8951 Synergy Dr. #100 McKinney, TX 75070	McKinney Banking Center*	2017	Owned
7600 Woodway Drive Waco, TX 76712	Waco Banking Center*	2017	Owned
2209 W. University Dr. Denton, TX 76201	Denton Banking Center*	2017	Owned
2001 N. Handley Ederville Road Fort Worth, TX 76118	Fort Worth Banking Center*	2017	Owned
603 Main Street #101 Garland, TX 75040	Garland Banking Center*	2017	Leased
4221 Airline Drive Bossier City, LA 71111	Bossier City Banking Center	2017	Owned
632 West Oak Street Amite, LA 70422	Amite Banking Center	2019	Owned
1701 Metro Drive Alexandria, LA 71301	Alexandria Banking Center	2019	Owned
1110 Shirley Road Bunkie, LA 71322	Bunkie Banking Center	2019	Owned
2705 Main Street Hessmer, LA 71341	Hessmer Banking Center	2019	Owned
211 East Tunica Drive Marksville, LA 71351	Tunica Banking Center	2019	Owned
10710 Highway 1 Moreauville, LA 71355	Moreauville Banking Center	2019	Owned
15 Second Street Vanceburg, Kentucky 41179	Vanceburg Banking Center	2021	Owned
1000 Jerry Dove Drive Bridgeport, West Virginia 26330	Bridgeport Banking Center	2021	Leased
*Banking Centers included in the sale of the Bank's Texas operations to Armstrong Bank.

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

PART II

Item 5 - Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are traded on the Nasdaq Global Market under the symbol "FGBI". As of December 31, 2025, there were approximately 1,600 holders of record of our common stock.

On December 31, 2025, First Guaranty issued an aggregate of 440,486 shares of its common stock, $1.00 par value per share (the “Common Stock”), for aggregate offering proceeds of $1.5 million. 277,787 shares were issued in a private placement, with the proceeds used for general corporate purposes, including to support continued growth and to enhance regulatory capital ratios. An additional 162,699 shares were issued as payment-in-kind in lieu of interest payments pursuant to that certain Promissory Note, dated as of June 4, 2025, by and between First Guaranty Bancshares, Inc. and Smith & Tate Investment, L.L.C. (the “Promissory Note Amendment”), and that certain First Amendment to the First Guaranty Bancshares, Inc. Floating Rate Subordinated Note due March 28, 2034, dated as of June 4, 2025, by and between First Guaranty and Smith & Tate Investment, L.L.C. (the “Subordinated Note Amendment”). First Guaranty did not receive any proceeds of the payment-in-kind issuance. These issuances of common stock by First Guaranty were made to “accredited investors” in reliance upon the exemptions from registration available under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D.

The depositary shares underlying our Series A Preferred Stock are traded on the Nasdaq Global Market under the symbol “FGBIP”.

Our common and preferred shareholders are entitled to receive dividends when, and if, declared by the Board of Directors, out of funds legally available for dividends. We have paid quarterly cash dividends on our common stock for each of the last 130 quarters dating back to the third quarter of 1993. The Board of Directors intends to continue to pay regular quarterly cash dividends on both our common and preferred stock. The ability to pay dividends in the future will depend on our earnings and financial condition, liquidity and capital requirements, regulatory restrictions, the general economic and regulatory climate and ability to service any equity or debt obligations senior to common stock. There are legal restrictions on the ability of First Guaranty Bank to pay cash dividends to First Guaranty Bancshares, Inc. Under federal and state law, we are required to maintain certain surplus and capital levels and may not distribute dividends in cash or in kind, if after such distribution we would fall below such levels. Specifically, an insured depository institution is prohibited from making any capital distribution to its shareholders, including by way of dividend, if after making such distribution, the depository institution fails to meet the required minimum level for any relevant capital measure including the risk-based capital adequacy and leverage standards. Please refer to Item 1A Risk Factors for additional risks relating to our ability to pay dividends.

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

First Guaranty Bancshares, Inc. did not repurchase any of its shares of common stock during 2025.

Item 6 - [Reserved]

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. A discussion regarding significant changes in our financial condition from December 31, 2023 to December 31, 2024 and our results of operations for the year ended December 31, 2023 can be found under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 17, 2025, which is available on the SEC's website at www.sec.gov and First Guaranty's website, www.fgb.net This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under "Forward-Looking Statements," "Risk Factors" and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.

Overview

First Guaranty Bancshares is a Louisiana corporation and a financial holding company headquartered in Hammond, Louisiana. Our wholly-owned subsidiary, First Guaranty Bank, a Louisiana-chartered commercial bank, provides personalized commercial banking services primarily to Louisiana and Texas customers through 30 banking facilities primarily located in the MSAs of Hammond, Baton Rouge, Lafayette, Shreveport-Bossier City, and Alexandria, Louisiana and Dallas-Fort Worth-Arlington, Waco, Texas and Mideast markets in Kentucky and West Virginia. We emphasize personal relationships and localized decision making to ensure that products and services are matched to customer needs. We compete for business principally on the basis of personal service to customers, customer access to officers and directors and competitive interest rates and fees.

Total assets were $4.1 billion at December 31, 2025 and $4.0 billion at December 31, 2024. Total deposits were $3.6 billion at December 31, 2025 and $3.5 billion at December 31, 2024. Total loans were $2.1 billion at December 31, 2025, a decrease of $624.0 million, or 23.2%, compared with $2.7 billion at December 31, 2024. Total shareholders' equity was $226.2 million and $255.0 million at December 31, 2025 and December 31, 2024, respectively.

Net (loss) income was $(56.0) million and $12.4 million for the years ended December 31, 2025 and 2024, respectively. We generate most of our revenues from interest income on loans, interest income on securities, sales of securities, ATM and debit card fees and service charges, commissions and fees. We incur interest expense on deposits and other borrowed funds and noninterest expense such as salaries and employee benefits and occupancy and equipment expenses. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowings which are used to fund those assets. Net interest income is our largest source of revenue. To evaluate net interest income, we measure and monitor: (1) yields on our loans and other interest-earning assets; (2) the costs of our deposits and other funding sources; (3) our net interest spread and (4) our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources. The decrease in net income was the result of a decrease in net interest income of $1.5 million, an increase of $61.7 million in the provision to the credit allowance, a decrease in noninterest income of $16.3 million, and an increase in noninterest expense of $5.1 million, which was attributable to a goodwill impairment charge of $12.9 million.

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

Financial highlights for the fourth quarter and years ended December 31, 2025 and 2024:
•Net (loss) income for each of the years ended December 31, 2025 and 2024 was $(56.0) million and $12.4 million, respectively, a decrease of $68.5 million. The loss in 2025 was primarily driven by the provision for credit losses and a $12.9 million goodwill impairment charge.
•Total assets increased $105.6 million, or 2.7%, to $4.1 billion at December 31, 2025 when compared with December 31, 2024. Total loans at December 31, 2025 were $2.1 billion, a decrease of $624.0 million, or 23.2%, compared with December 31, 2024. Total deposits were $3.6 billion at December 31, 2025, an increase of $156.6 million, or 4.5% compared with December 31, 2024. Retained earnings were $14.1 million at December 31, 2025, a decrease of $58.9 million compared to $73.0 million at December 31, 2024. Shareholders' equity was $226.2 million and $255.0 million at December 31, 2025 and December 31, 2024, respectively.
•(Loss) earnings per common share were $(4.17) for the year ended December 31, 2025 and $0.81 for the year ended December 31, 2024. Total weighted average common shares outstanding were 13,985,460 and 12,501,035 at December 31, 2025 and December 31, 2024, respectively.
•The allowance for credit losses was 1.97% of total loans at December 31, 2025 compared to 1.29% at December 31, 2024.
•Net interest income for 2025 was $86.9 million compared to $88.4 million for 2024.
•The provision for credit losses totaled $81.7 million for 2025 and $20.0 million in 2024.
•Charge-offs were $77.2 million for 2025 and $18.6 million for the same period in 2024. Recoveries totaled $0.9 million for 2025 and 2024.
•Net gains on the sale of loans for the year ended December 31, 2025 was $0 compared to $1.5 million for the year ended December 31, 2024.
•Noninterest expense totaled $82.2 million for the year ended December 31, 2025 (including $12.9 million of goodwill impairment) compared to $77.1 million for the year ended December 31, 2024.
•First Guaranty had $35.1 million of other real estate owned as of December 31, 2025 compared to $0.3 million at December 31, 2024. The largest component of OREO consists of a $23.3 million property that was foreclosed upon in the fourth quarter of 2025. As part of the foreclosure, the bank purchased the first mortgage from a senior lender, which resulted in a net book balance of $23.3 million. First Guaranty subsequently sold a $7.0 million OREO property in January 2026.
•The net interest margin was 2.28% for 2025 and 2.47% for 2024. Loans as a percentage of average interest earning assets decreased to 63.0% at December 31, 2025 compared to 77.4% at December 31, 2024.
•Investment securities totaled $999.3 million at December 31, 2025, an increase of $396.5 million when compared to $602.7 million at December 31, 2024. At December 31, 2025, available for sale securities, at fair value, totaled $676.6 million, an increase of $395.5 million when compared to $281.1 million at December 31, 2024. The increase in available for sale securities was primarily due to purchases of mortgage-backed securities. At December 31, 2025, held to maturity securities, at amortized cost and net of the allowance for credit losses, totaled $322.7 million as compared to $321.6 million at December 31, 2024. The allowance for credit losses for HTM securities was $0.2 million at December 31, 2025 and December 31, 2024.
•Total loans net of unearned income were $2.1 billion at December 31, 2025 a net decrease of $624.0 million from December 31, 2024. Total loans net of unearned income are reduced by the allowance for credit losses which totaled $40.8 million at December 31, 2025 and $34.8 million at December 31, 2024, respectively.
•Nonaccrual loans decreased $48.9 million to $59.6 million at December 31, 2025 compared to $108.5 million at December 31, 2024.

•At December 31, 2025, the largest 10 nonperforming loan relationships comprise 74% of total nonperforming assets. Additional details on the nonperforming relationships are as follows:
1.A $23.3 million loan relationship secured by an independent living center located in Louisiana; the loan was transferred to other real estate owned in the fourth quarter of 2025.
2.A $14.9 million loan relationship secured by an assisted living center located in Louisiana; the loan was placed on nonaccrual in the second quarter of 2025. Payments received on the loan in the fourth quarter of 2025 reduced the balance by $0.2 million.
3.A $8.8 million loan relationship secured by an assisted living center located in Texas; the loan was placed on nonaccrual in the third quarter of 2025.
4.A $7.0 million loan relationship secured by land located in Texas; the loan was transferred to other real estate owned in the second quarter of 2025. The property was charged off $0.4 million in the fourth quarter of 2025 and subsequently sold in January 2026.
5.A $5.7 million commercial lease loan for an automotive parts wholesaler; the loan was placed on nonaccrual and charged down $26.2 million in the fourth quarter of 2025.
6.A $5.2 million loan relationship was placed on nonaccrual during the second quarter of 2025. The loan is secured by multifamily apartment complexes located in Louisiana.
7.A $1.4 million guaranteed loan secured by livestock and farmland located in Louisiana; the loan was placed in nonaccrual in the fourth quarter of 2024.
8.A $1.3 million loan secured by commercial real estate in Texas; the loan was placed on nonaccrual during the third quarter of 2024.
9.A $1.3 million loan secured by retail real estate in Kentucky; the loan was placed on nonaccrual during the fourth quarter of 2025.
10.A $1.2 million loan secured by multiple office buildings located in West Virginia; the loan was placed on nonaccrual during the second quarter of 2025.
•First Guaranty charged off $47.8 million in loan balances during the fourth quarter of 2025. The details of the charged-off loans were as follows:
1.First Guaranty charged off $0.3 million in consumer loans during the fourth quarter of 2025. The consumer loan charge offs included $0.1 million in credit card loans, $0.1 million of loans secured by automobiles or equipment, and $0.1 million in unsecured loans.
2.First Guaranty charged off $0.2 million on a multifamily loan during the fourth quarter of 2025. This relationship had no remaining principal balance as of December 31, 2025.
3.First Guaranty charged off $3.3 million on a non-farm non-residential loan during the fourth quarter of 2025. This relationship was moved into OREO in the fourth quarter.
4.First Guaranty charged off $43.4 million against the commercial lease loans to an auto parts manufacturer during the fourth quarter of 2025. This relationship had a remaining principal balance of $5.7 million as of December 31, 2025.
5.Smaller loans and overdrawn deposit accounts comprised the remaining $0.6 million of charge-offs for the fourth quarter of 2025.
•Special mention loan relationships totaled $329.4 million as of December 31, 2025.
•Substandard loan relationships totaled $347.5 million as of December 31, 2025.
•Doubtful loan relationships totaled $9.4 million as of December 31, 2025.
•Return on average assets was (1.43)% and 0.34% for the years ended December 31, 2025 and 2024, respectively. Return on average common equity was (27.05)% and 4.58% for 2025 and 2024, respectively. Return on average assets is calculated by dividing net income by average assets. Return on average common equity is calculated by dividing net income by average common equity.
•Book value per common share was $12.23 as of December 31, 2025 compared to $17.75 as of December 31, 2024. Tangible book value per common share was $12.08 as of December 31, 2025 compared to $16.48 as of December 31, 2024.
•First Guaranty's Board of Directors declared cash dividends of $0.04 per common share in 2025 and $0.41 per common share in 2024. First Guaranty has paid 130 consecutive quarterly dividends on its common stock as of December 31, 2025.
•First Guaranty paid preferred cash dividends of $2.3 million during 2025 and 2024.

Recent Developments
•On March 10, 2026, First Guaranty Bank entered into an agreement with Armstrong Bank, Muskogee, Oklahoma, to sell the Bank's Texas operations, consisting of five branches and related deposits, loans and certain other assets, to Armstrong Bank. The transaction is expected to consist of approximately $270 million in deposits and $110 million in loans.
•On March 20, 2026, First Guaranty entered into a second amendment to its promissory note with Smith & Tate Investment, L.L.C., which further amends the promissory note originally dated October 5, 2023, as previously amended on June 4, 2025. The second amendment extends the existing waiver of quarterly principal payments from March 31, 2026 through March 31, 2028 and extends First Guaranty’s option during this period to satisfy interest payments either in cash or through the issuance of shares of the Company’s common stock, based on the closing bid price immediately preceding the interest payment date. Smith & Tate is controlled by Edgar Ray Smith, III, a director and principal shareholder of First Guaranty.
•On March 20, 2026, First Guaranty entered into a second amendment to its Floating Rate Subordinated Note due March 28, 2034 with Smith & Tate, which further amended the subordinated note previously amended on June 4, 2025. The second amendment extends First Guaranty’s ability to elect to satisfy quarterly interest payments either in cash or through the issuance of shares of First Guaranty’s common stock, based on the closing bid price immediately preceding the interest payment date. Smith & Tate is controlled by Edgar Ray Smith, III, a director and principal shareholder of First Guaranty.

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

Financial Condition

Assets

Our total assets were $4.1 billion at December 31, 2025, an increase of $105.6 million, or 2.7%, from total assets of $4.0 billion at December 31, 2024. Assets increased primarily due to increases in cash and cash equivalents of $281.5 million and investment securities of $396.5 million, partially offset by a decrease in net loans of $629.9 million at December 31, 2025 compared to December 31, 2024.

Loans

Net loans decreased $629.9 million, or 23.7%, to $2.0 billion at December 31, 2025 from December 31, 2024. First Guaranty adopted a change in its business plan in July 2024 that focused on reducing risk in the balance sheet, including risk associated with the loan portfolio. As part of this strategy, First Guaranty has reduced loan originations, charged-off loan balances and conducted select loan sales, which have each contributed to a decline in loan balances. Non-farm non-residential loan balances decreased $211.3 million primarily due to the sale of loans and payoffs. Construction and land development loans decreased $180.6 million principally due to the sale of loans, charge-offs, and the conversion of existing loans to permanent financing. Commercial lease loan balances decreased $144.6 million primarily due to paydowns on the existing lease portfolio and charge-offs. First Guaranty's commercial lease portfolio generally has higher yields than commercial real estate loans but shorter average lives. Commercial and industrial loans decreased $28.8 million primarily due to paydowns. One-to four-family loans decreased $21.6 million primarily due to paydowns. Multifamily loans decreased $20.9 million primarily due to paydowns and charge-offs. Consumer and other loans decreased $9.2 million primarily due to paydowns. Agricultural loans decreased $5.5 million primarily due to seasonal activity. Farmland loans decreased $3.8 million due to seasonal activity. First Guaranty had approximately 3.3% of funded and 1.7% of unfunded commitments in our loan portfolio to businesses engaged in support or service activities for oil and gas operations. First Guaranty's hotel and hospitality portfolio totaled $157.6 million at December 31, 2025. As part of the management of risks in our loan portfolio, First Guaranty had previously established an internal guidance limit of approximately $200.0 million for its hotel and hospitality portfolio. First Guaranty had $192.6 million in loans related to our Texas markets at December 31, 2025 which was a decrease of $214.4 million or 52.7% from $407.1 million at December 31, 2024. As noted above, First Guaranty has entered into an agreement to sell its Texas operations. First Guaranty had $323.1 million in loans related to our Mideast markets in Kentucky and West Virginia at December 31, 2025 which was a decrease of $12.5 million or 3.7% from $335.5 million at December 31, 2024. Syndicated loans at December 31, 2025 were $50.3 million, of which $21.1 million were shared national credits. Syndicated loans decreased $3.6 million from $53.9 million at December 31, 2024.

As of December 31, 2025, 82.0% of our loan portfolio was secured by real estate. The largest portion of our loan portfolio, at 45.7% as of December 31, 2025, was non-farm non-residential loans secured by real estate. As of December 31, 2025, approximately 57.0% of the loan portfolio was based on a floating rate tied to the prime rate, SOFR or Treasury rates. 39.6% of the loan portfolio is scheduled to mature within five years from December 31, 2025.

Commercial real estate (“CRE”) has received increased regulatory scrutiny in recent quarters due to valuation concerns associated with the increase in market interest rates and the impact of the COVID-19 pandemic. First Guaranty has utilized enhanced risk management practices for CRE concentration analysis for several years. First Guaranty Bank’s credit department conducts an annual stress test for CRE related loans that is presented to the Bank’s board of directors. The stress test analyzes the impact of changes in interest rates and cash flow on loan customers with credit exposures of $2.5 million or greater. First Guaranty generally requires personal guaranties on CRE loans. First Guaranty generally approves CRE loans with loan-to-values of 80% or less. First Guaranty also generally requires for construction related CRE loans that the borrower provides their equity contribution upfront before loan funds are advanced. First Guaranty modified its business strategy in 2024 to reduce exposure to commercial real estate related loans, particularly loans secured by non-owner occupied properties and construction loans for commercial real estate. First Guaranty continued this strategy in 2025.

First Guaranty has diversified its CRE portfolio across both industries and geographic location. The following is a summary of the largest CRE related loans associated with hotel and motels, office properties, apartment complexes, healthcare related properties, and properties under construction as of December 31, 2025. First Guaranty generally does not finance multi-story office buildings in major metropolitan areas. The largest CRE loan secured by a hotel or motel totaled $19.4 million. The property is a flagged hotel located in Texas. The largest CRE loan secured by an office related property totaled $20.9 million and is located in West Virginia. The largest CRE loan secured by an apartment complex totaled $40.4 million and is located in Louisiana. The largest healthcare related loan is a $33.5 million property secured by an assisted living center located in Alabama. The largest CRE loan under construction totaled $16.6 million for a multipurpose CRE building and is secured by a property located in Louisiana.

Loan Portfolio Maturities. The following tables summarize the scheduled repayments of our loan portfolio at December 31, 2025. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization.

	December 31, 2025
(in thousands)	One Year or Less	More Than One Year Through Five Years	More Than Five Years Through Fifteen Years	After Fifteen Years	Total
Real Estate:
Construction & land development	$30,233	$37,246	$63,320	$18,694	$149,493
Farmland	2,905	1,300	7,841	20,114	32,160
1- 4 family	10,058	16,072	43,535	359,108	428,773
Multifamily	72,482	15,354	18,889	37,510	144,235
Non-farm non-residential	241,975	91,402	153,611	461,548	948,536
Total Real Estate	357,653	161,374	287,196	896,974	1,703,197
Non-Real Estate:
Agricultural	13,308	6,425	6,929	8,582	35,244
Commercial and industrial	91,951	114,722	17,181	4,884	228,738
Commercial leases	15,445	60,172	—	—	75,617
Consumer and other	18,928	10,159	3,936	—	33,023
Total Non-Real Estate	139,632	191,478	28,046	13,466	372,622
Total Loans Before Unearned Income	$497,285	$352,852	$315,242	$910,440	$2,075,819
Less: Unearned income					(6,017)
Total Loans Net of Unearned Income					$2,069,802

The following table sets forth the scheduled repayments of fixed and adjustable-rate loans at December 31, 2025 that are contractually due after December 31, 2025.

	Due After December 31, 2025
(in thousands)	Fixed	Floating	Total
One year or less	$269,181	200,350	469,531
One to five years	174,719	175,338	350,057
Over five to 15 years	54,639	254,314	308,953
Over 15 years	338,713	548,984	887,697
Subtotal	$837,252	$1,178,986	$2,016,238
Nonaccrual loans			59,581
Total			$2,075,819

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

The following table shows the principal amounts and categories of our non-performing assets at December 31, 2025 and 2024.

	December 31,
(in thousands)	2025	2024
Nonaccrual loans:
Real Estate:
Construction and land development	$9,281	$3,624
Farmland	2,671	2,619
1- 4 family	9,768	10,053
Multifamily	2,278	27,542
Non-farm non-residential	24,347	54,171
Total Real Estate	48,345	98,009
Non-Real Estate:
Agricultural	2,172	1,992
Commercial and industrial	2,266	6,762
Commercial leases	6,640	1,533
Consumer and other	158	233
Total Non-Real Estate	11,236	10,520
Total nonaccrual loans	59,581	108,529

Loans 90 days and greater delinquent & still accruing:
Real Estate:
Construction and land development	—	7,394
Farmland	—	—
1- 4 family	763	—
Multifamily	—	—
Non-farm non-residential	33	4,108
Total Real Estate	796	11,502
Non-Real Estate:
Agricultural	—	—
Commercial and industrial	—	—
Commercial leases	—	—
Consumer and other	—	—
Total Non-Real Estate	—	—
Total loans 90 days and greater delinquent & still accruing	796	11,502

Total non-performing loans	$60,377	$120,031

Other real estate owned and foreclosed assets:
Real Estate:
Construction and land development	8,161	226
Farmland	—	—
1- 4 family	351	3
Multifamily	—	—
Non-farm non-residential	26,572	90
Total Real Estate	35,084	319
Non-Real Estate:
Agricultural	—	—
Commercial and industrial	—	—
Commercial leases	—	—
Consumer and other	—	—
Total Non-Real estate	—	—
Total other real estate owned and foreclosed assets	35,084	319

Total non-performing assets	$95,461	$120,350

Non-performing assets to total loans	4.61%	4.47%
Non-performing assets to total assets	2.34%	3.03%
Non-performing loans to total loans	2.92%	4.46%
Nonaccrual loans to total loans	2.88%	4.03%
Allowance for credit losses to nonaccrual loans	68.40%	32.08%
Net loan charge-offs to average loans	3.17%	0.64%

Top 10 Nonperforming Assets
		December 31, 2025
	(in thousands)	Balance	Allocated Reserve	Origination Year	Location
	Asset Description
1	Independent Living Center OREO	$23,301	$—	2021	Louisiana
2	Assisted Living Center	14,910	$—	2019	Louisiana
3	Assisted Living Center	8,846	—	2023	Texas
4	Land Development OREO*	7,000	—	2022	Texas
5	Commercial Lease	5,711	—	2024	Multistate
6	Apartment Complex	5,244	857	2023	Louisiana
7	Farmland	1,450	—	2020	Louisiana
8	Commercial Real Estate	1,308	28	2017	Texas
9	Commercial Building	1,281	1,227	2020	Kentucky
10	Commercial Building	1,217	21	2023	West Virginia
		$70,268	$2,133
*Property was sold as of January 2026

Non-performing assets were $95.5 million, or 2.34%, of total assets at December 31, 2025, compared to $120.4 million, or 3.03%, of total assets at December 31, 2024, which represented a decrease in non-performing assets of $24.9 million. The decrease in non-performing assets occurred primarily due to a decrease in nonaccrual loans and loans 90 days greater delinquent and still accruing, partially offset by an increase in other real estate owned. Nonperforming loans included loans previously classified as purchase credit deteriorated following the adoption of CECL.

Nonaccrual loans decreased from $108.5 million at December 31, 2024 to $59.6 million at December 31, 2025. The decrease in total nonaccrual loans was concentrated primarily in non-farm non-residential and multifamily loans. Non-performing assets included $4.5 million in loans with a government guarantee, or 4.73% of non-performing assets. These are structured as net loss guarantees in which up to 90% of loss exposure is covered.

At December 31, 2025 loans 90 days and greater delinquent and still accruing totaled $0.8 million, a decrease of $10.7 million or 93.1% from $11.5 million at December 31, 2024. The decrease in loans 90 days or greater delinquent and still accruing was concentrated primarily in construction and land development and non-farm non-residential loans.

Other real estate owned at December 31, 2025 totaled $35.1 million, an increase of $34.8 million from $0.3 million at December 31, 2024. $7.0 million of other real estate owned as of December 31, 2025 was comprised of a land development project that was subsequently sold in January 2026. First Guaranty also transferred $4.4 million of existing bank owned properties previously used as either operating branches or future branch development to other real estate owned. The Bank plans to sell these properties.

At December 31, 2025, the largest 10 non-performing loan relationships comprise 74% of total non-performing loans. Additional details on the non-performing relationships are as follows:
1.A $23.3 million loan relationship secured by an independent living center located in Louisiana; the loan was transferred to other real estate owned in the fourth quarter of 2025.
2.A $14.9 million loan relationship secured by an assisted living center located in Louisiana; the loan was placed on nonaccrual in the second quarter of 2025. Payments received on the loan in the fourth quarter of 2025 reduced the balance by $0.2 million.
3.An $8.8 million loan relationship secured by an assisted living center located in Texas; the loan was placed on nonaccrual in the third quarter of 2025.
4.A $7.0 million loan relationship secured by land located in Texas; the loan was transferred to other real estate owned in the second quarter of 2025. The property was charged off $0.4 million in the fourth quarter of 2025 and subsequently sold in January 2026.
5.A $5.7 million commercial lease loan for an automotive parts wholesaler; the loan was placed on nonaccrual and charged down $26.2 million in the fourth quarter of 2025.
6.A $5.2 million loan relationship was placed on nonaccrual during the second quarter of 2025. The loan is secured by multifamily apartment complexes located in Louisiana.
7.A $1.4 million guaranteed loan secured by livestock and farmland located in Louisiana; the loan was placed in nonaccrual in the fourth quarter of 2024.
8.A $1.3 million loan secured by commercial real estate in Texas; the loan was placed on nonaccrual during the third quarter of 2024.
9.A $1.3 million loan secured by retail real estate in Kentucky; the loan was placed on nonaccrual during the fourth quarter of 2025.
10.A $1.2 million loan secured by multiple office buildings located in West Virginia; the loan was placed on nonaccrual during the second quarter of 2025.

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

The increase in classified assets at December 31, 2025, as compared to December 31, 2024, was due to a $162.4 million increase in substandard loans and a $9.0 million increase in doubtful loans. The increase in substandard loans was primarily the result of downgrades during the first, third, and fourth quarters of 2025. During the first quarter of 2025, a $15.4 million subdivision development loan and a $14.9 million loan secured by an assisted living center were downgraded from special mention to substandard, and a $13.6 million loan secured by a retail shopping center was downgraded from pass to substandard. During the second quarter of 2025, a $23.5 million hospital loan relationship was downgraded from pass to substandard. During the fourth quarter of 2025, a $46.3 million healthcare-related relationship, a $33.5 million loan relationship primarily secured by owner-occupied office buildings, and a $16.0 million food processing loan relationship were downgraded from pass to substandard. The increase in doubtful loans was driven by to two credit relationships. One relationship consisted of a commercial lease loan to an auto parts manufacturer with an outstanding balance of $5.7 million, which was charged down by $43.4 million in the fourth quarter of 2025. The second relationship was a $3.6 million commercial and industrial loan to a borrower in the legal industry, for which a $3.5 million specific reserve was established as of December 31, 2025. Special mention loans increased by $203.8 million in 2025. The increase in special mention loans was primarily the result of downgrades during the third and fourth quarters of 2025. The largest loan downgraded from pass to special mention in the third quarter of 2025 was a $40.4 million apartment complex loan. The largest loan downgraded from pass to special mention in the fourth quarter of 2025 was a $33.5 million loan secured by an assisted living facility.

Top 10 Substandard Relationships
		December 31, 2025
	(in thousands)	Balance	Allocated Reserve	Origination Year(s)	Location
	Relationship Description
1	Medical Facilities	$46,319	$—	2008-2022	Louisiana
2	Construction Business	41,380	—	2022-2024	Louisiana & Texas
3	Owner Occupied Office Building	33,553	—	2020-2023	Utah
4	Medical Facilities	23,538	—	2020-2021	Arkansas
5	Food Processor	15,991	—	2020-2024	Ohio
6	Land Development	15,384	—	2023	Texas
7	Assisted Living Facilities	14,909	—	2019-2022	Louisiana & Texas
8	Commercial Retail Shopping Center	13,596	—	2020	Oklahoma
9	Auctioneering Business & Commercial Real Estate	12,220	—	2017-2023	Louisiana & Mississippi
10	Oil & Gas Support	11,544	—	2015-2024	Louisiana
		$228,434	$—
*Table excludes nonperforming assets

Top 10 Special Mention Relationships
		December 31, 2025
	(in thousands)	Balance	Allocated Reserve	Origination Year(s)	Location
	Relationship Description
1	Apartment Complex	$40,405	$—	2021	Louisiana
2	Apartment Complex & Hotel Property	37,564	—	2023	Florida
3	Manufacturing Company	34,005	—	2015-2024	Louisiana
4	Assisted Living Facility	33,467	—	2022	Alabama
5	Hotel Properties	20,484	—	2022	Texas
6	Owner Occupied Commercial Real Estate	20,217	—	2020	Louisiana
7	Assisted Living Facility	16,682	—	2017	Louisiana
8	Multipurpose Commercial Real Estate Building	16,574	—	2023	Louisiana
9	Warehouse Facility	15,919	—	2024	Louisiana
10	Hotel Properties	11,843	—	2022-2023	Texas
		$247,160	$—

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

The allowance for credit losses was $40.8 million at December 31, 2025 compared to $34.8 million at December 31, 2024.

The table below reflects the activity in the allowance for credit losses for the years indicated.

	At or For the Years Ended December 31,
(dollars in thousands)	2025	2024
Balance at beginning of year	$34,811	$30,926

Charge-offs:
Real Estate:
Construction and land development	(5,794)	(39)
Farmland	(68)	(258)
1- 4 family	(657)	(1,034)
Multifamily	(10,670)	—
Non-farm non-residential	(12,891)	(9,000)
Total Real Estate	(30,080)	(10,331)
Non-Real Estate:
Agricultural	(169)	(33)
Commercial and industrial loans	(1,339)	(4,873)
Commercial leases	(44,207)	—
Consumer and other	(1,383)	(3,354)
Total Non-Real Estate	(47,098)	(8,260)
Total charge-offs	(77,178)	(18,591)

Recoveries:
Real Estate:
Construction and land development	—	1
Farmland	2	2
1- 4 family	45	12
Multifamily	—	—
Non-farm non-residential	24	93
Total Real Estate	71	108
Non-Real Estate:
Agricultural	1	18
Commercial and industrial loans	297	235
Commercial leases	—	—
Consumer and other	514	551
Total Non-Real Estate	812	804
Total recoveries	883	912

Net charge-offs	(76,295)	(17,679)
Provision for credit losses	82,239	21,564

Balance at end of year	$40,755	$34,811

Ratios:
Net loan charge-offs to average loans	3.17%	0.64%
Net loan charge-offs to loans at end of year	3.69%	0.66%
Allowance for credit losses to loans at end of year	1.97%	1.29%
Net loan charge-offs to allowance for credit losses	187.20%	50.79%
Net loan charge-offs to provision charged to expense	92.77%	81.98%

A provision for credit losses of $81.7 million was made during the year ended December 31, 2025 and $20.0 million for the same period in 2024. The provisions made in 2025 included a $0.5 million negative provision for credit losses related to unfunded commitments. First Guaranty's unfunded commitments declined during 2025 which resulted in a reduced liability. The provisions made were taken to provide for current credit losses and to maintain the allowance proportionate to risks inherent in the loan portfolio.

The loan portfolio factors in 2025 that primarily affected the allocation of the allowance included the following:

•Construction and land development loans decreased $180.6 million during 2025 due to the sale of loans. The allowance decrease was due primarily to charge-offs of the portfolio.

•One-to-four family residential loans decreased $21.6 million during 2025. The allowance increase related to this portfolio was due to changes in the qualitative analysis of the portfolio, and a $0.4 million increase in the allowance for loan individually evaluated.

•Multifamily loans decreased $20.9 million during 2025. The allowance decrease related to this portfolio was due primarily to charge-offs of the portfolio.

•Non-farm non-residential loans decreased by $211.3 million during 2025. The allowance increase related to this portfolio was due to changes in the qualitative analysis of the portfolio related to economic conditions, and a $0.4 million increase in the allowance for loans individually evaluated.

•Commercial and industrial loans decreased $28.8 million during 2025. The allowance increase related to this portfolio was due to changes in the qualitative analysis of the portfolio, and a $3.5 million increase in the allowance for loans individually evaluated.

•Commercial leases decreased $144.6 million during 2025. The allowance decrease related to this portfolio was due primarily to charge-offs of the portfolio.

•Consumer and other loans decreased $9.2 million during 2025. The decrease in the related loan loss allowance balance was due primarily to charge-offs and changes in the qualitative analysis of the portfolio.

First Guaranty charged off $77.2 million in loan balances during the year ended December 31, 2025 as compared to $18.6 million for 2024. Recoveries totaled $0.9 million for the year ended December 31, 2025 and $0.9 million during 2024. The details of the $77.2 million in charged-off loans were as follows:

1.First Guaranty charged off $1.2 million in consumer loans during 2025. The consumer loan charge-offs included $0.3 million in credit card loans, $0.4 million of loans secured by automobiles or equipment, and $0.5 million in unsecured loans.
2.First Guaranty charged off $4.9 million on a construction and land development loan that was subsequently sold during the first quarter of 2025. This relationship had no remaining principal balance as of December 31, 2025.
3.First Guaranty charged off $0.9 million on a construction and land development loan that was subsequently sold during the first quarter of 2025. This relationship had no remaining principal balance as of December 31, 2025.
4.First Guaranty charged off $0.3 million on a commercial and industrial loan during the second quarter of 2025. This relationship had no remaining principal balance as of December 31, 2025.
5.First Guaranty charged off $0.2 million on a commercial lease loan relationship during the second quarter of 2025. This relationship had a remaining principal balance of $0.8 million as of December 31, 2025.
6.First Guaranty charged off $10.6 million on a multifamily loan during 2025. This relationship had no remaining principal balance as of December 31, 2025.
7.First Guaranty charged off $12.7 million on a non-farm non-residential loan relationship secured by an independent living center during 2025. This relationship was moved into OREO in the fourth quarter.
8.First Guaranty charged off $0.5 million on a commercial lease loan relationship during the third quarter of 2025. This relationship had no remaining principal balance as of December 31, 2025.
9.First Guaranty charged off $0.4 million on a one-to-four family loan relationship during the third quarter of 2025. This relationship had a remaining principal balance of $0.8 million as of December 31, 2025.
10.First Guaranty charged off $43.4 million against the commercial lease loans to an auto parts manufacturer during the fourth quarter of 2025. This relationship had a remaining principal balance of $5.7 million and was classified as doubtful as of December 31, 2025.
11.Smaller loans and overdrawn deposit accounts comprised the remaining $2.1 million of charge-offs for 2025.

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

	At December 31,
	2025			2024
(dollars in thousands)	Allowance for Credit Losses	Percent of Allowance to Total Allowance for Credit Losses	Percent of Loans in Each Category to Total Loans	Allowance for Credit Losses	Percent of Allowance to Total Allowance for Credit Losses	Percent of Loans in Each Category to Total Loans
Real Estate:
Construction and land development	$2,079	5.1%	7.2%	$3,930	11.3%	12.2%
Farmland	183	0.4%	1.5%	50	0.1%	1.3%
1- 4 family	13,340	32.7%	20.7%	9,243	26.6%	16.7%
Multifamily	1,377	3.4%	6.9%	3,949	11.4%	6.1%
Non-farm non-residential	12,054	29.6%	45.7%	11,531	33.1%	42.9%

Non-Real Estate:
Agricultural	173	0.4%	1.7%	204	0.6%	1.5%
Commercial and industrial	6,271	15.4%	11.0%	1,994	5.7%	9.5%
Commercial leases	1,192	2.9%	3.7%	1,719	4.9%	8.2%
Consumer and other	1,007	2.5%	1.6%	1,337	3.8%	1.6%
Unallocated	3,079	7.6%	—	854	2.5%	—

Total Allowance	$40,755	100.0%	100.0%	$34,811	100.0%	100.0%

The following table presents net charge-offs during the period to average loans outstanding:

	December 31, 2025			December 31, 2024
(in thousands except for %)	Net (Charge-offs) Recoveries	Average Loans Outstanding[1]	Net Charge-offs During Period to Average Loans Outstanding	Net (Charge-offs) Recoveries	Average Loans Outstanding[1]	Net Charge-offs During Period to Average Loans Outstanding
Real Estate:
Construction & land development	$(5,794)	$234,442	(2.5)%	$(38)	$334,119	—%
Farmland	(66)	31,518	(0.2)%	(256)	37,897	(0.7)%
1- 4 Family	(612)	438,657	(0.1)%	(1,022)	459,045	(0.2)%
Multifamily	(10,670)	142,800	(7.5)%	—	163,192	—%
Non-farm non-residential	(12,867)	1,030,353	(1.2)%	(8,907)	1,155,757	(0.8)%

Non-Real Estate:
Agricultural	(168)	40,103	(0.4)%	(15)	44,887	—%
Commercial and industrial	(1,042)	232,118	(0.4)%	(4,638)	281,462	(1.6)%
Commercial leases	(44,207)	138,444	(31.9)%	—	247,802	—%
Consumer and other	(869)	36,450	(2.4)%	(2,803)	46,308	(6.1)%
1Average loans outstanding was calculated using the trailing four quarters total for loans.

Investment Securities

Investment securities net of the allowance for credit losses at December 31, 2025 totaled $999.3 million, an increase of $396.5 million, or 65.8%, compared to $602.7 million at December 31, 2024. The portfolio consists of both available for sale (AFS) and held to maturity securities (HTM). The securities designated as held to maturity are agency and corporate debt securities that are part of First Guaranty’s investment strategy and public funds collateralization program. We purchase securities for our investment portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and meet pledging requirements for public funds and borrowings.

The securities portfolio consisted principally of U.S. Government and Government agency securities, agency mortgage-backed securities, corporate debt securities and municipal bonds. U.S. government agencies consist of FHLB, FFCB, Freddie Mac and Fannie Mae obligations. Mortgage-backed securities that we purchase are issued by Freddie Mac and Fannie Mae. Management monitors the securities portfolio for both credit and interest rate risk. We generally limit the purchase of corporate securities to individual issuers to manage concentration and credit risk. Corporate securities generally have a maturity of 10 years or less. U.S. Government securities consist of U.S. Treasury bills that have maturities of less than 30 days. Government agency securities generally have maturities of 15 years or less. Agency mortgage-backed securities have stated final maturities of 15 to 20 years.

At December 31, 2025, the U.S. Government and Government agency securities and municipal bonds qualified as securities available to collateralize public funds. Securities pledged as collateral totaled $695.4 million at December 31, 2025 and $233.9 million at December 31, 2024. Our public funds deposits have a seasonal increase due to tax collections at the end of the year and the first quarter. We typically collateralize the seasonal public fund increases with short term instruments such as U.S. Treasuries or other agency backed securities.

Our available for sale securities portfolio totaled $676.6 million at December 31, 2025, an increase of $395.5 million, or 140.7%, compared to $281.1 million at December 31, 2024. The increase was primarily due to the purchase of collateralized mortgage obligations and mortgage-backed securities. In the third and fourth quarter of 2025, First Guaranty has primarily purchased U.S. Government securities and U.S. Government mortgage-backed and collateralized mortgage obligations.

Our held to maturity securities portfolio had an amortized cost of $322.7 million, net of allowance at December 31, 2025, compared to $321.6 million at December 31, 2024.

There were no credit related impairment of available for sale securities during 2025. There were no charge-offs recorded during 2025. There was a provision of $0.1 million recorded in the fourth quarter of 2024. The allowance for credit losses for held to maturity securities was $0.2 million at December 31, 2025 and December 31, 2024.

The following tables set forth the stated maturities and weighted average yields of our investment securities at December 31, 2025.

	At December 31, 2025
	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years
(in thousands except for %)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Available for sale:
U.S. Treasuries	$98,149	3.6%	$—	—%	$—	—%	$—	—%
Corporate debt securities	—	—%	4,460	8.0%	1,989	5.2%	—	—%
Municipal bonds	7,306	5.6%	4,451	4.4%	7,277	4.0%	2,022	3.4%
Collateralized mortgage obligations	—	—%	—	—%	15,812	4.6%	286,769	4.5%
Mortgage-backed securities	—	—%	1	5.4%	7,461	4.5%	240,895	4.6%
Total available for sale securities	$105,455	3.7%	$8,912	6.2%	$32,539	4.5%	$529,686	4.5%

Held to maturity:
U.S. Government Agencies	$—	—%	$19,664	1.6%	$87,398	2.5%	$160,564	2.5%
Corporate debt securities	$—	—%	$28,347	3.3%	$26,852	3.2%	$—	—%
Total held to maturity securities	$—	—%	$48,011	2.6%	$114,250	2.7%	$160,564	2.5%

At December 31, 2025, $105.5 million, or 10.6%, of the securities portfolio was scheduled to mature in less than one year. Securities, not including mortgage-backed securities and collateralized mortgage obligations, with contractual maturity dates over 10 years totaled $162.6 million, or 16.3%, of the total portfolio at December 31, 2025. We closely monitor the investment portfolio's yield, duration, and maturity to ensure a satisfactory return. The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates. Prepayments of mortgages that collateralize mortgage-backed securities also affect the maturity of the securities portfolio.

Deposits

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. We regularly assess our funding needs, deposit pricing and interest rate outlooks. First Guaranty Bank uses reciprocal deposit insurance products for collateralization of deposits. In addition to reciprocal deposits, First Guaranty may periodically utilize one-way sell options under these networks that results in a drop in deposits and corresponding drop in cash, removing those assets and deposit liabilities from the balance sheet. Total deposits in the one-way sell network were $331.4 million at December 31, 2025. From December 31, 2024 to December 31, 2025, total deposits increased $156.6 million, or 4.5%, to $3.6 billion. Noninterest-bearing demand deposits increased $10.5 million, or 2.6% to $414.6 million at December 31, 2025. The increase in noninterest-bearing demand deposits was primarily concentrated in individual and business noninterest-bearing demand deposits. Interest-bearing demand deposits decreased $222.0 million, or 16.0%, to $1.2 billion at December 31, 2025. The decrease in interest-bearing demand deposits was primarily concentrated in public funds interest-bearing demand deposits that were in the one-way sell options of a reciprocal deposit network. Savings deposits decreased $20.5 million, or 8.7%, to $213.9 million at December 31, 2025, primarily related to decreases in public fund savings deposits. Time deposits increased $388.6 million, or 26.8%, to $1.8 billion at December 31, 2025, primarily due to increases in brokered time deposits of approximately $477.5 million. These new brokered time deposits have maturities of one to five years.

Management will continue to evaluate and update our product mix and related technology in its efforts to attract additional customers. We currently offer a number of deposit products that are competitively priced and designed to attract and retain customers with primary emphasis on noninterest-bearing deposits, select time deposits and other lower cost deposits.

At December 31, 2025, public funds deposits totaled $0.9 billion compared to $1.0 billion at December 31, 2024. Public funds time deposits totaled $78.7 million at December 31, 2025 compared to $78.4 million at December 31, 2024. First Guaranty has developed a program for the retention and management of public funds deposits. Since the end of 2012, First Guaranty has maintained public funds deposits in excess of $400.0 million. These deposits are from public entities such as school districts, hospital districts, sheriff departments and municipalities. The majority of these funds are under fiscal agency agreements with terms of three years or less. Deposits under fiscal agency agreements are generally stable but public entities may maintain the ability to negotiate term deposits on a specific basis including with other financial institutions. These deposits generally have stable balances as we maintain both operating accounts and time deposits for these entities. There is a seasonal component to public deposit levels associated with annual tax collections. Public funds will increase at the end of the year and during the first quarter. In addition to seasonal fluctuations, there are monthly fluctuations associated with internal payroll and short-term tax collection accounts for our public funds deposit accounts. Public funds deposit accounts are collateralized by FHLB letters of credit, by expanded reciprocal deposit insurance programs, by Louisiana municipal bonds and by eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac. First Guaranty intends to grow the proportion of its public funds portfolio that is collateralized by reciprocal deposit insurance as an alternative to pledging securities or utilizing FHLB letters of credit. First Guaranty initiated this strategy to invest these deposits more efficiently in higher yielding loans to improve the net interest margin and earnings. Total public funds collateralized by reciprocal deposit insurance programs decreased to $602.2 million at December 31, 2025 compared to $609.4 million at December 31, 2024.

The following table sets forth public funds as a percent of total deposits.

	At December 31,
(in thousands except for %)	2025	2024
Public Funds:
Noninterest-bearing Demand	$4,091	$4,385
Interest-bearing Demand	826,099	915,067
Savings	18,275	48,925
Time	78,722	78,420
Total Public Funds	$927,187	$1,046,797
Total Deposits	$3,632,877	$3,476,260
Total Public Funds as a percent of Total Deposits	25.5%	30.1%

At December 31, 2025, the aggregate amount of outstanding certificates of deposit in amounts greater than $250,000 was approximately $174.7 million. At December 31, 2025, approximately $29.3 million of our certificates of deposit greater than $250,000 had a remaining term greater than one year.

The total amount of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) was estimated at $267.4 million at December 31, 2025. This total excludes public funds deposits that are collateralized by securities or FHLB letters of credit. The amount of uninsured deposits including collateralized public funds deposits was estimated at $881.3 million at December 31, 2025.

The following table sets forth the maturity of certificates of deposits greater than $250,000 at December 31, 2025.

(in thousands)	December 31, 2025
Three months or less	$50,808
Three to six months	37,201
Six months to one year	57,430
One to three years	17,579
More than three years	11,695
Total certificates of deposit greater than $250,000	$174,713

Borrowings

First Guaranty maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. First Guaranty had $7.1 million in short-term borrowings outstanding at December 31, 2025 compared to $7.0 million outstanding at December 31, 2024. The short-term borrowings at December 31, 2025 and December 31, 2024 were comprised of repurchase agreements.

First Guaranty had long-term borrowings from the FHLB that totaled $135.0 million at December 31, 2025 and December 31, 2024. First Guaranty converted previous short-term floating rate borrowings from the FHLB into long-term lower fixed rate borrowings in order to reduce interest expense. First Guaranty has a $100.0 million FHLB advance that matures in the second quarter of 2027, and a $35.0 million FHLB advance that matures in the third quarter of 2027.

At December 31, 2025, we had $327.2 million in FHLB letters of credit outstanding obtained primarily for collateralizing public deposits compared to $455.7 million at December 31, 2024.

First Guaranty had senior long-term debt totaling $14.2 million at December 31, 2025 and $15.2 million at December 31, 2024. In the quarter ended June 30, 2025, the parties amended the note to waive principal payments and permit quarterly interest payments in cash or common stock through March 31, 2026. On March 20, 2026, the parties extended the waiver of principal payments and the ability to make interest payments in cash or common stock through March 31, 2028.

First Guaranty also had subordinated debt totaling $29.8 million at December 31, 2025 and $44.7 million at December 31, 2024. During the quarter ended June 30, 2025, First Guaranty entered into an amendment permitting quarterly interest to be paid in cash or common stock through March 31, 2026. On March 20, 2026, the parties extended the ability to make interest payments in cash or common stock through March 31, 2028.

Shareholders' Equity

Total shareholders' equity decreased to $226.2 million at December 31, 2025 from $255.0 million at December 31, 2024. The decrease in shareholders' equity was principally the result of a decrease of $58.9 million in retained earnings, partially offset by an increase of $21.2 million in surplus, a $5.6 million decrease in accumulated other comprehensive loss, and an increase of $3.3 million in common stock. The $58.9 million decrease in retained earnings was primarily due to net loss of $56.0 million during the year ended December 31, 2025, $0.6 million in cash dividends paid on shares of our common stock and $2.3 million in cash dividends paid on shares of our preferred stock. The $21.2 million increase in surplus and $3.3 million increase in common stock was primarily due to the conversion of $15.0 million in subordinated debt, the issuance of common stock through private placements during 2025, and common stock issued as payment-in-kind for interest on senior long-term and subordinated debt. The decrease in accumulated other comprehensive loss was primarily attributed to the decrease in unrealized losses on available for sale securities during the year ended December 31, 2025.

Results of Operations

A discussion regarding significant changes in our financial condition from December 31, 2023 to December 31, 2024 and our results of operations for the year ended December 31, 2023 can be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 17, 2025, which is available on the SEC’s website at www.sec.gov and on our website, www.fgb.net.

Performance Summary

Year ended December 31, 2025 compared with year ended December 31, 2024. Net loss for the year ended December 31, 2025 was $56.0 million, a decrease of $68.5 million, as compared to $12.4 million of net income for the year ended December 31, 2024. The decrease in net income of $68.5 million for the year ended December 31, 2025 compared to the prior year was primarily the result of the provision to the credit allowance, the goodwill impairment charge, and a decrease in noninterest income. The increase in the provision for credit losses was related to changes within the portfolio, loan sales and charge-offs experienced in 2025. $43.4 million of the $81.7 million provision for the year was associated with one commercial lease relationship, as previously discussed. The decrease in noninterest income was related to the decrease of net gains on sale of assets related to the sale-leaseback transaction from the prior year. Loan interest income decreased primarily due to the decrease in First Guaranty's loan portfolio. Securities interest income increased due to an increase in the average balance and average yield of the investment portfolio. Noninterest expense increased primarily due to the goodwill impairment charge of $12.9 million. Income (loss) per common share for the year ended December 31, 2025 was $(4.17) per common share, a decrease of $4.98 per common share from net income of $0.81 per common share for the year ended December 31, 2024.

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

Year ended December 31, 2025 compared with year ended December 31, 2024. Net interest income for the years ended December 31, 2025 and 2024 was $86.9 million and $88.4 million, respectively. The decrease in net interest income for the year ended December 31, 2025 as compared to the prior year was primarily due to a decrease in the average yield of our total interest-earning assets and an increase in the average balance of our total interest-bearing liabilities, partially offset by an increase in the average balance of our total interest-earning assets and a decrease in the average rate of our interest-bearing liabilities. The average yield of our interest-earning assets decreased by 59 basis points to 5.59% from 6.18% for the year ended December 31, 2024 primarily due to a lower yield on interest-earning deposits with banks. For the year ended December 31, 2025, the average balance of our total interest-bearing liabilities increased by $210.0 million to $3.2 billion due to growth in interest-bearing deposits. For the year ended December 31, 2025, the average balance of our total interest-earning assets increased by $230.4 million to $3.8 billion due to growth in the securities portfolio and an increase in interest-earning deposits with banks. The average rate of our total interest-bearing liabilities decreased by 50 basis points to 3.92% from 4.42% for the year ended December 31, 2024. The primary source of the decrease in liabilities cost was associated with the repricing of interest bearing demand deposits for public funds that are primarily indexed to Treasury rates. As a result, our net interest rate spread decreased 9 basis points to 1.67% for the year ended December 31, 2025 from 1.76% for the year ended December 31, 2024. Our net interest margin decreased 19 basis points to 2.28% for the year ended December 31, 2025 from 2.47% for the year ended December 31, 2024.

Interest Income

Year ended December 31, 2025 compared with year ended December 31, 2024. Interest income decreased $8.4 million, or 3.8%, to $213.3 million for the year ended December 31, 2025 as compared to the prior year. The decrease in interest income was attributable to a $370.4 million decrease in the average balance of loans, along with a 27 basis point decrease in yield of loans. The average balance of our total interest-earning assets, primarily associated with securities and interest-earning deposits with banks, increased, partially offset by the decrease in the average yield of interest-earning assets. The average balance of our interest-earning assets increased $230.4 million to $3.8 billion for the year ended December 31, 2025 as compared to the prior year. The average yield of interest-earning assets decreased by 59 basis points to 5.59% for the year ended December 31, 2025 compared to 6.18% for the year ended December 31, 2024.

Interest income on securities increased $11.1 million to $25.0 million for the year ended December 31, 2025 as compared to the prior year primarily as a result of an increase in average yield and average balance of securities. The average yield on securities increased by 53 basis points to 3.49% for the year ended December 31, 2025 from 2.96% for the year ended December 31, 2024 due to the increase in higher yielding securities. The average balance of securities increased $246.5 million to $716.2 million for the year ended December 31, 2025 from $469.7 million for the year ended December 31, 2024 primarily due to a increase in the average balance of our mortgage-backed securities and collateralized mortgage obligations securities portfolio compared to the prior year.

Interest income on loans decreased $31.8 million, or 16.7%, to $158.6 million for the year ended December 31, 2025 as a result of a decrease in the average balance and average yield of loans. The average balance of loans (excluding loans held for sale) decreased by $370.4 million to $2.4 billion for the year ended December 31, 2025 from $2.8 billion for the year ended December 31, 2024 largely as a result of loan sales, portfolio payoffs, charge-offs and loans transferred to other real estate owned. The average yield on loans (excluding loans held for sale) decreased by 27 basis points to 6.59% for the year ended December 31, 2025 from 6.86% for the year ended December 31, 2024.

Interest income on interest-earning deposits with banks increased $12.2 million to $29.6 million for the year ended December 31, 2025 as compared to the prior year period as a result of an increase in the average balance of interest-bearing deposits with banks, partially offset by a decrease in the yield on interest-earning deposits with banks. The average balance of interest-bearing deposits with banks increased $354.3 million to $693.0 million for the year ended December 31, 2025 from $338.7 million for the year ended December 31, 2024. The average yield on interest-earnings deposits with banks decreased by 86 basis points to 4.28% for the year ended December 31, 2025 from 5.14% for the year ended December 31, 2024.

Interest Expense

Year ended December 31, 2025 compared with year ended December 31, 2024. Interest expense decreased $6.9 million, or 5.2%, to $126.3 million for the year ended December 31, 2025 from $133.3 million for the year ended December 31, 2024 due primarily to a decrease on the average rate of interest-bearing deposits, partially offset by an increase in the average balance of interest-bearing liabilities. The decrease in market interest rates, particularly U.S. Treasury rates, contributed to the decrease in rates paid on interest-bearing demand deposits. The largest concentration of interest-bearing demand deposits is associated with public funds deposits that are primarily indexed to Treasury rates. The average rate of interest-bearing demand deposits decreased by 74 basis points during the year ended December 31, 2025 to 3.62% as compared to 4.36% for the prior year. The average rate of time deposits decreased 41 basis points during the year ended December 31, 2025 to 4.28% as compared to 4.69% for the prior year. The decrease in the average rate of time deposits was due to changes in market rates as existing time deposits repriced. The average balance of interest-bearing liabilities increased by $210.0 million during the year ended December 31, 2025 to $3.2 billion. This increase was a result of a a $384.4 million increase in the average balance of time deposits, partially offset by a $129.0 million decrease in the average balance of interest-bearing demand deposits, a $3.5 million decrease in the average balance of savings deposits, and a $41.8 million decrease in the average balance of borrowings.

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

	December 31, 2025			December 31, 2024
(in thousands except for %)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest-earning assets:
Interest-earning deposits with banks	$693,003	$29,643	4.28%	$338,743	$17,399	5.14%
Securities (including FHLB stock)	716,204	25,029	3.49%	469,679	13,925	2.96%
Federal funds sold	539	—	—%	1,378	—	—%
Loans held for sale	846	—	—%	—	—	—%
Loans, net of unearned income (5)	2,406,623	158,607	6.59%	2,776,990	190,382	6.86%
Total interest-earning assets	3,817,215	213,279	5.59%	3,586,790	221,706	6.18%

Noninterest-earning assets:
Cash and due from banks	21,180			19,891
Premises and equipment, net	64,444			69,548
Other assets	15,951			30,785
Total Assets	$3,918,790			$3,707,014

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$1,371,004	49,590	3.62%	$1,499,959	65,331	4.36%
Savings deposits	226,862	4,629	2.04%	230,393	5,173	2.25%
Time deposits	1,432,478	61,287	4.28%	1,048,118	49,166	4.69%
Borrowings	193,707	10,831	5.59%	235,542	13,598	5.77%
Total interest-bearing liabilities	3,224,051	126,337	3.92%	3,014,012	133,268	4.42%

Noninterest-bearing liabilities:
Demand deposits	406,279			414,804
Other	39,694			24,084
Total Liabilities	3,670,024			3,452,900

Shareholders' Equity	248,766			254,114
Total Liabilities and Shareholders' Equity	$3,918,790			$3,707,014
Net interest income		$86,942			$88,438

Net interest rate spread(1)			1.67%			1.76%
Net interest-earning assets(2)	$593,164			$572,778
Net interest margin(3),(4)			2.28%			2.47%

Average interest-earning assets to interest-bearing liabilities			118.40%			119.00%
(1)Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)Net interest margin represents net interest income divided by average total interest-earning assets.
(4)The tax adjusted net interest margin was 2.28% and 2.47% for the years ended December 31, 2025 and 2024. A 21% tax rate was used to calculate the effect on securities income from tax exempt securities for the years ended December 31, 2025 and 2024, respectively.
(5)Includes loan fees of $4.9 million and $7.1 million for the years ended December 31, 2025 and 2024, respectively.

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

	For the Years Ended December 31, 2025 vs. 2024 Increase (Decrease) Due To
(in thousands except for %)	Volume	Rate	Increase/ Decrease
Interest earned on:
Interest-earning deposits with banks	$15,573	$(3,329)	$12,244
Securities (including FHLB stock)	8,284	2,820	11,104
Federal funds sold	—	—	—
Loans held for sale	—	—	—
Loans, net of unearned income	(24,630)	(7,145)	(31,775)
Total interest income	(773)	(7,654)	(8,427)

Interest paid on:
Demand deposits	(5,296)	(10,445)	(15,741)
Savings deposits	(78)	(466)	(544)
Time deposits	16,751	(4,630)	12,121
Borrowings	(2,351)	(416)	(2,767)
Total interest expense	9,026	(15,957)	(6,931)

Change in net interest income	$(9,799)	$8,303	$(1,496)

Provision for Credit and Loan Losses

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

We recorded an $81.7 million provision for credit losses for the year ended December 31, 2025 compared to $20.0 million for 2024. The $81.7 million provision included a $0.5 million negative provision for credit losses related to unfunded commitments. The increase in the provision was primarily impacted by the $43.4 million reserve associated with one commercial lease relationship, as discussed above. Total charge-offs were $77.2 million for year ended December 31, 2025 and $18.6 million for 2024. Charge-offs for 2025 were concentrated in one commercial and industrial loan, one multifamily loan, one non-farm non-residential loan, a one-to-four family loan, three lease loan relationships, consumer loans and two construction and land development loans, both were subsequently sold during the first quarter of 2025. Partially offsetting these charge-offs were recoveries that totaled $0.9 million for the years ended December 31, 2025 and 2024.

We believe that the allowance is adequate to cover expected losses in the loan portfolio. Economic uncertainty may result in additional increases to the allowance for credit losses in future periods.

There were no provision for credit losses on AFS or HTM securities for the years ended December 31, 2025 and 2024.

Noninterest Income

Our primary sources of recurring noninterest income are customer service fees, ATM and debit card fees, loan fees, gains on the sales of loans and available for sale securities and other service fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.

Noninterest income totaled $8.5 million for the year ended December 31, 2025, a decrease of $16.3 million from $24.7 million for the year ended December 31, 2024. The decrease was primarily due to decreased gains on sale of assets associated with the sale-leaseback transaction during the second quarter of 2024. Net securities gains (losses) were $0 for the year ended December 31, 2025 and 2024. Service charges, commissions and fees totaled $3.3 million for the year ended December 31, 2025 as compared to $3.2 million for 2024. ATM and debit card fees totaled $3.0 million for the year ended December 31, 2025 and $3.1 million for 2024. Net gains on the sale of loans were $0 for the year ended December 31, 2025 and $1.5 million for 2024. Other noninterest income totaled $2.8 million and $3.6 million for the years ended December 31, 2025 and 2024, respectively.

Noninterest Expense

Noninterest expense includes salaries and employee benefits, occupancy and equipment expense and other types of expenses. Noninterest expense totaled $82.2 million for the year ended December 31, 2025 and $77.1 million for the year ended December 31, 2024. Salaries and benefits expense totaled $30.5 million for the year ended December 31, 2025 and $38.3 million for the year ended December 31, 2024. Occupancy and equipment expense totaled $10.3 million for the year ended December 31, 2025 and $10.2 million for the year ended December 31, 2024. First Guaranty recognized a one-time non-cash impairment charge to goodwill of $12.9 million during the third quarter of 2025. Other noninterest expense totaled $28.6 million for the year ended December 31, 2025 and $28.6 million for 2024.

The following table presents, for the years indicated, the major categories of other noninterest expense:

(in thousands)	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Other noninterest expense:
Legal and professional fees	$3,412	$4,465
Data processing	1,353	1,555
ATM fees	1,674	1,668
Marketing and public relations	729	1,240
Taxes - sales, capital, and franchise	1,822	2,237
Operating supplies	200	336
Software expense and amortization	4,904	5,093
Travel and lodging	419	685
Telephone	374	424
Amortization of core deposits	696	696
Donations	224	267
Net costs from other real estate and repossessions	902	827
Regulatory assessment	6,708	4,688
Other	5,180	4,465
Total other expense	$28,597	$28,646

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other non-deductible expenses and the statutory tax rate. The benefit for income taxes for the year ended December 31, 2025 was $12.5 million compared to a provision of $3.6 million for 2024. The provision for income taxes in 2025 decreased as compared to 2024 due to the decrease in income before income taxes. First Guaranty's statutory tax rate was 21.0% for the years ended December 31, 2025 and 2024.

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

	At or For the Years Ended December 31,
(in thousands except for %)	2025	2024	2023	2022	2021
Year End Balance Sheet Data:
Investment securities	$999,267	$602,719	$404,123	$451,526	$364,156
Federal funds sold	$551	$430	$341	$423	$183
Loans, net of unearned income	$2,069,802	$2,693,780	$2,748,708	$2,519,077	$2,159,359
Allowance for credit losses	$40,755	$34,811	$30,926	$23,518	$24,029
Total assets	$4,078,321	$3,972,728	$3,552,772	$3,151,347	$2,878,120
Total deposits	$3,632,877	$3,476,260	$3,009,094	$2,723,792	$2,596,492
Borrowings	$186,127	$201,923	$275,396	$183,369	$49,635
Shareholders' equity	$226,218	$255,049	$249,631	$234,991	$223,889
Common shareholders' equity	$193,160	$221,991	$216,573	$201,933	$190,831
Performance Ratios and Other Data:
Return on average assets	(1.43)%	0.34%	0.28%	0.97%	1.01%
Return on average common equity	(27.05)%	4.58%	3.36%	13.64%	14.06%
Return on average tangible assets (1)	(1.42)%	0.35%	0.30%	0.99%	1.04%
Return on average tangible common equity (1)	(28.42)%	5.21%	3.98%	15.31%	15.98%
Net interest margin	2.28%	2.47%	2.69%	3.47%	3.44%
Average loans to average deposits	70.03%	86.96%	92.69%	85.94%	83.65%
Efficiency ratio (2)	86.20%	68.16%	83.62%	63.94%	63.63%
Efficiency ratio (excluding amortization of intangibles and securities transactions) (2)	85.47%	67.54%	82.89%	63.30%	63.32%
Full time equivalent employees (year end)	330	399	491	472	470

(Footnotes follow on next page)

	At or For the Years Ended December 31,
(in thousands except for % and share data)	2025	2024	2023	2022	2021
Capital Ratios:
Average shareholders' equity to average assets	6.35%	6.85%	7.31%	7.62%	7.65%
Average tangible equity to average tangible assets (3)	6.05%	6.44%	6.82%	7.08%	7.02%
Common shareholders' equity to total assets	4.74%	5.59%	6.10%	6.41%	6.63%
Tangible common equity to tangible assets (3)	4.68%	5.21%	5.65%	5.89%	6.04%
Income Data:
Interest income	$213,279	$221,706	$183,009	$136,576	$111,917
Interest expense	$126,337	$133,268	$98,304	$36,534	$22,299
Net interest income	$86,942	$88,438	$84,705	$100,042	$89,618
Provision for credit losses	$81,729	$20,034	$3,714	$3,656	$2,055
Noninterest income (excluding securities transactions)	$8,476	$24,739	$10,577	$11,026	$10,046
Securities (losses) gains	$—	$—	$—	$(17)	$714
Noninterest expense	$82,249	$77,137	$79,672	$71,005	$63,868
Earnings (losses) before income taxes	$(68,560)	$16,006	$11,896	$36,390	$34,455
Net income (loss)	$(56,022)	$12,448	$9,219	$28,884	$27,297
Net income (loss) available to common shareholders	$(58,350)	$10,119	$6,890	$26,556	$25,913
Per Common Share Data:
Net earnings	$(4.17)	$0.81	$0.62	$2.48	$2.42
Cash dividends paid	$0.04	$0.41	$0.64	$0.64	$0.60
Book value	$12.23	$17.75	$17.36	$18.84	$17.81
Tangible book value (4)	$12.08	$16.48	$16.03	$17.23	$16.13
Dividend payout ratio for Common and Preferred	(5.16)%	59.90%	105.20%	31.81%	28.49%
Weighted average number of shares outstanding	13,985,460	12,501,035	11,165,303	10,716,796	10,716,796
Number of shares outstanding	15,793,433	12,504,717	12,475,424	10,716,796	10,716,796
Asset Quality Ratios:
Non-performing assets to total assets	2.34%	3.03%	1.17%	0.47%	0.70%
Non-performing assets to total loans	4.61%	4.47%	1.52%	0.59%	0.93%
Non-performing loans to total loans	2.92%	4.46%	1.47%	0.58%	0.83%
Loan loss reserve to non-performing assets	42.69%	28.92%	74.12%	158.68%	119.95%
Net charge-offs to average loans	3.17%	0.64%	0.17%	0.18%	0.13%
Provision for credit losses to average loans	3.40%	0.72%	0.14%	0.16%	0.10%
Allowance for credit losses to total loans	1.97%	1.29%	1.13%	0.93%	1.11%
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

	At December 31,
(in thousands except for share data and %)	2025	2024	2023	2022	2021
Tangible Common Equity
Total shareholders' equity	$226,218	$255,049	$249,631	$234,991	$223,889
Adjustments:
Preferred Stock	33,058	33,058	33,058	33,058	33,058
Goodwill	—	12,900	12,900	12,900	12,900
Acquisition intangibles	2,266	2,962	3,658	4,355	5,051
Other intangibles	100	100	100	—	—
Tangible common equity	$190,794	$206,029	$199,915	$184,678	$172,880
Common shares outstanding	15,793,433	12,504,717	12,475,424	10,716,796	10,716,796
Book value per common share	$12.23	$17.75	$17.36	$18.84	$17.81
Tangible book value per common share	$12.08	$16.48	$16.03	$17.23	$16.13
Tangible Assets
Total Assets	$4,078,321	$3,972,728	$3,552,772	$3,151,347	$2,878,120
Adjustments:
Goodwill	—	12,900	12,900	12,900	12,900
Acquisition intangibles	2,266	2,962	3,658	4,355	5,051
Other intangibles	100	100	100	—	—
Tangible Assets	$4,075,955	$3,956,766	$3,536,114	$3,134,092	$2,860,169
Tangible common equity to tangible assets	4.68%	5.21%	5.65%	5.89%	6.04%

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

The following table reconciles, as of the dates set forth below, our efficiency ratio to the GAAP-based efficiency ratio:

	For the Year Ended December 31,
(in thousands except for share data and %)	2025	2024	2023	2022	2021
GAAP-based efficiency ratio	86.20%	68.16%	83.62%	63.94%	63.63%
Noninterest expense	$82,249	$77,137	$79,672	$71,005	$63,868
Amortization of intangibles	696	696	696	696	764
Noninterest expense, excluding amortization	81,553	76,441	78,976	70,309	63,104
Net interest income	86,942	88,438	84,705	100,042	89,618
Noninterest income	8,476	24,739	10,577	11,009	10,760
Adjustments:
Securities transactions	—	—	—	(17)	714
Noninterest income, excluding securities transactions	$8,476	$24,739	$10,577	$11,026	$10,046
Efficiency ratio	85.47%	67.54%	82.89%	63.30%	63.32%

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

First Guaranty's cash and cash equivalents totaled $845.7 million at December 31, 2025 compared to $564.2 million at December 31, 2024. Loans maturing within one year or less at December 31, 2025 totaled $469.5 million compared to $486.0 million at December 31, 2024. At December 31, 2025, time deposits maturing within one year or less totaled $977.0 million compared to $804.1 million at December 31, 2024. Time deposits maturing after one year through three years totaled $507.8 million at December 31, 2025 compared to $489.6 million at December 31, 2024. Time deposits maturing after three years totaled $52.2 million at December 31, 2025 compared to $157.0 million at December 31, 2024. First Guaranty's held to maturity ("HTM") investment securities portfolio at December 31, 2025 was $322.7 million or 32.3% of the investment portfolio compared to $321.6 million at December 31, 2024. First Guaranty's available for sale ("AFS") portfolio was $676.6 million, or 67.7% of the investment portfolio at December 31, 2025 compared to $281.1 million, or 46.6% at December 31, 2024. The majority of the AFS portfolio was comprised of corporate debt securities, municipal bonds, collateralized mortgage obligations and mortgage-backed securities.

First Guaranty maintained a net borrowing capacity at the FHLB totaling $97.5 million and $339.2 million at December 31, 2025 and December 31, 2024, respectively with $135.0 million in FHLB advances outstanding at December 31, 2025 and December 31, 2024, respectively. The advances outstanding at December 31, 2025 and December 31, 2024 were comprised of two long term advances totaling $135.0 million. The change in borrowing capacity with the Federal Home Loan Bank was due to changes in the value that First Guaranty receives on pledged collateral and due to First Guaranty's usage of the line. First Guaranty has increasingly transitioned public funds deposits into reciprocal deposit programs for collateralization as an alternative to FHLB letters of credit. At December 31, 2025, we had outstanding letters of credit from the FHLB in the amount of $327.2 million that were primarily used to collateralize public funds deposits. We also maintain federal funds lines of credit at various correspondent banks with borrowing capacity of $93.0 million at December 31, 2025. We also have a discount window line with the Federal Reserve Bank that totaled $109.2 million at December 31, 2025. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources

First Guaranty's capital position is reflected in shareholders' equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total shareholders' equity decreased to $226.2 million at December 31, 2025 from $255.0 million at December 31, 2024. The decrease in shareholders' equity was principally the result of a decrease of $58.9 million in retained earnings, partially offset by an increase of $21.2 million in surplus, a $5.6 million decrease in accumulated other comprehensive loss, and an increase of $3.3 million in common stock. The $58.9 million decrease in retained earnings was primarily due to net loss of $56.0 million during the year ended December 31, 2025, $0.6 million in cash dividends paid on shares of our common stock and $2.3 million in cash dividends paid on shares of our preferred stock. The $21.2 million increase in surplus and the $3.3 million increase in common stock was primarily due to the conversion of $15.0 million in subordinated debt, the issuance of common stock under private placement during 2025, and common stock issued as payment-in-kind for interest on senior long-term and subordinated debt. The decrease in accumulated other comprehensive loss was primarily attributed to the decrease in unrealized losses on available for sale securities during the year ended December 31, 2025.

Capital Management

We manage our capital to comply with our internal planning targets and regulatory capital standards administered by the Federal Reserve and the FDIC. We review capital levels on a monthly basis. We evaluate a number of capital ratios, including Tier 1 capital to total adjusted assets (the leverage ratio) and Tier 1 capital to risk-weighted assets. At December 31, 2025, First Guaranty and the Bank was classified as well-capitalized. First Guaranty's capital conservation buffer was 4.52% at December 31, 2025. The Bank's capital conservation buffer was 5.48% at December 31, 2025.

The following table presents First Guaranty and the Bank's capital ratios as of the indicated dates.

	"Well Capitalized Minimums"	At December 31, 2025	At December 31, 2024
Tier 1 Leverage Ratio
Bank	5.00%	6.90%	7.82%
Consolidated	N/A	5.93%	6.42%
Tier 1 Risk-based Capital Ratio
Bank	8.00%	12.24%	11.00%
Consolidated	8.00%	10.52%	9.04%
Total Risk-based Capital Ratio
Bank	10.00%	13.48%	12.11%
Consolidated	10.00%	13.12%	11.73%
Common Equity Tier One Capital
Bank	6.50%	12.24%	11.00%
Consolidated	N/A	9.03%	7.87%

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

The notional amounts of the financial instruments with off-balance sheet risk at December 31, 2025 and 2024 are as follows:

Contract Amount

(in thousands)	December 31, 2025	December 31, 2024
Commitments to Extend Credit	$70,846	$134,178
Unfunded Commitments under lines of credit	$161,690	$186,006
Commercial and Standby letters of credit	$18,531	$13,576

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

Unfunded commitments under lines of credit are contractually obligated by us as long as the borrower is in compliance with the terms of the loan relationship. Unfunded lines of credit are typically operating lines of credit that adjust on a regular basis as a customer requires funding. There may be seasonal variations to the usage of these lines. At December 31, 2025, the largest concentrations of unfunded commitments were lines of credit associated with construction and land development loans and commercial and industrial loans.

Commercial and standby letters of credit are conditional commitments to guaranty the performance of a customer to a third party. These guaranties are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The majority of these guaranties are short-term (one year or less); however, some guaranties extend for up to three years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral requirements are the same as on-balance sheet instruments and commitments to extend credit.

The provision for credit losses on unfunded commitments was a reversal of $0.5 million and $1.6 million for the years ended December 31, 2025 and 2024, respectively. The ACL on off-balance-sheet credit exposures total $0.7 million at December 31, 2025 and $1.2 million at December 31, 2024 and is included in other liabilities on the accompanying consolidated balance sheets.

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

The following interest sensitivity analysis is one measurement of interest rate risk. This analysis, which we prepare quarterly, reflects the contractual maturity characteristics of assets and liabilities over various time periods. This analysis does not factor in prepayments or interest rate floors on loans which may significantly change the report. This table includes nonaccrual loans in their respective maturity periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at December 31, 2025 illustrated below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

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

	December 31, 2025
	Interest Sensitivity Within
(dollars in thousands)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$801,544	$373,899	$1,175,443	$894,359	$2,069,802
Securities (including FHLB stock)	35,347	80,314	115,661	893,812	1,009,473
Federal Funds Sold	551	—	551	—	551
Other earning assets	820,082	—	820,082	—	820,082
Total earning assets	$1,657,524	$454,213	$2,111,737	$1,788,171	$3,899,908

Source of Funds:
Interest-bearing accounts:
Demand deposits	$1,165,061	$—	$1,165,061	$—	$1,165,061
Savings deposits	213,936	—	213,936	—	213,936
Time deposits	291,938	676,448	968,386	870,890	1,839,276
Short-term borrowings	—	—	—	7,042	7,042
Senior long-term debt	14,203	—	14,203	135,000	149,203
Junior subordinated debt	29,805	—	29,805	—	29,805
Noninterest-bearing, net	—	—	—	495,585	495,585
Total source of funds	$1,714,943	$676,448	$2,391,391	$1,508,517	$3,899,908

Period gap	$(57,419)	$(222,235)	$(279,654)	$279,654
Cumulative gap	$(57,419)	$(279,654)	$(279,654)	$—

Cumulative gap as a percent of earning assets	(1.5)%	(7.2)%	(7.2)%

Item 8 - Financial Statements and Supplementary Data

EisnerAmper LLP
Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
First Guaranty Bancshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of First Guaranty Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2025, and the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the Audit Committee and that: (i) related to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses
The Company’s loans held for investment portfolio totaled $2.07 billion as of December 31, 2025, and the allowance for credit losses (“ACL”) on loans held for investment was $40.8 million. The Company’s unfunded loan commitments totaled $251.1 million as of December 31, 2025, and the reserve for unfunded commitments was $700,000. These amounts are included in the ACL and reserve for unfunded commitments. As more fully described in Notes 1 and 6 to the Company’s financial statements, the Company estimates its exposure to expected credit losses as of the balance sheet date, for existing financial instruments held at amortized cost, and off-balance sheet exposures, such as unfunded loan commitments, letters of credit and other financial guarantees that are not unconditionally cancellable by the Company. The Company measures expected credit losses of financial assets on a collective (pool) basis when the financial assets share similar risk characteristics. Loans that do not share risk characteristics with a segment are evaluated individually.

We identified the valuation of the ACL as a critical audit matter, as the determination of the ACL requires management to exercise significant judgment and could have a material impact on the Company’s financial statements. Management must consider numerous subjective factors, including determining portfolio segmentation, qualitative factors used to adjust the calculated allowance for credit losses, loan credit risk grading and identifying loans requiring individual evaluation among others. As disclosed by management, different assumptions and conditions could result in a materially different amount for the estimate of the ACL. As such, there is a high degree of auditor judgment and subjectivity, and significant audit effort was required in performing procedures in auditing the ACL.

Addressing the critical audit matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. The primary procedures we performed to address this critical audit matter included:
•Obtained an understanding of the Company's process for establishing the ACL, including determination of the qualitative factors and reserve assumptions for loans evaluated on an individual basis, and evaluated the process utilized by management to challenge the model results and determine the best estimate of the ACL as of the balance sheet date;
•Evaluated the design and tested the implementation of controls associated with the ACL process including:
◦reliability and accuracy of data used in the model,
◦management’s review and approval of the selected qualitative factors,
◦classifications of loans by loan segment,
◦identification of problem loans,

◦risk rating grades assigned to loans, and
◦management’s review and approval of the ACL;
•Evaluated the appropriateness of the models and methodologies used in quantitative calculations;
•Tested the completeness and accuracy of data used in the estimate;
•Evaluated if qualitative factors were applied based on a comprehensive framework and compared to the adjustments utilized by management to both internal portfolio metrics and external macroeconomic data (as applicable) to support adjustments and evaluate trends in such adjustments based on independently obtained forecasts;
•Verified historical net loss;
•Performed loan reviews in order to evaluate the accuracy of loan credit ratings and reasonableness of specific reserves on individually evaluated loans; and
•Evaluated the disclosures in the financial statements.

Identification of Adverse Conditions and Events
Net loss for the year ended December 31, 2025 was $56.0 million, primarily resulting from the goodwill impairment charge of $12.9 million and provision for credit losses of $81.7 million. The Company’s non-performing assets, which consist of non-performing loans and other real estate owned, were $95.5 million, or 2.34% of total assets as of December 31, 2025.

Management is required to evaluate whether relevant conditions and events, considered in the aggregate, indicate that it is probable the Company will be unable to meet its obligations as they become due and maintain satisfactory regulatory capital within one year after the date the financial statements are issued.

This evaluation involved significant judgment taking into consideration forward‑looking analyses, including liquidity and capital stress testing, which assessed the Company’s ability to meet its obligations under certain adverse conditions such as accelerated deposit outflows, constrained access to secondary liquidity sources, and elevated credit losses within the criticized loan portfolio. The evaluation of the Company’s ability to meet its obligations, including stress scenarios, required significant judgement with respect to the assumptions associated with depositor behavior, availability of funding sources, and regulatory capital requirements.

Addressing this matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. The primary procedures we performed to address this critical audit matter included:
•Evaluated management’s identification of relevant adverse conditions and events known and reasonably knowable as of the financial statement issuance date that could affect the Company’s ability to meet its obligations and maintain satisfactory regulatory capital within the assessment period;
•Obtained an understanding of the Company’s process for developing its stress testing models and evaluated the results of the model validation performed by a third-party management specialist engaged by management;
•Evaluated the reasonableness of key assumptions used in management’s liquidity and capital stress testing, including assumptions related to deposit runoff and stability, projected credit losses, borrowing capacity, availability and terms of secondary liquidity sources, and compliance with regulatory capital and liquidity thresholds under various stress scenarios;
•Performed independent stress analyses to assess the sensitivity of management’s liquidity and capital projections under further downside scenarios; and
•Evaluated management’s liquidity forecasts, including assessments of expected depositor behavior, anticipated cash inflows and outflows, and the impact of projected losses on regulatory capital ratios.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2025.
Metairie, Louisiana
March 31, 2026

Griffith, DeLaney, Hillman & Lett, CPAs, PSC
Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
First Guaranty Bancshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of First Guaranty Bancshares, Inc. and Subsidiary (First Guaranty) as of December 31, 2024, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of First Guaranty as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinions

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We served as First Guaranty's auditor from 2022 to 2025.

Ashland, Kentucky
March 31, 2026

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents:
Cash and due from banks	$845,150	$563,778
Federal funds sold	551	430
Cash and cash equivalents	845,701	564,208

Interest-earning time deposits with banks	250	250

Investment securities:
Available for sale, at fair value (cost of $674,139 and $284,321, respectively)	676,592	281,097
Held to maturity, at cost and net of allowance for credit losses of $150 (estimated fair value of $268,094 and $251,458, respectively)	322,675	321,622
Investment securities	999,267	602,719

Federal Home Loan Bank stock, at cost	10,206	9,706

Loans, net of unearned income	2,069,802	2,693,780
Less: allowance for credit losses	40,755	34,811
Net loans	2,029,047	2,658,969

Premises and equipment, net	59,585	67,789
Goodwill	—	12,900
Intangible assets, net	2,638	3,474
Other real estate, net	35,084	319
Accrued interest receivable	12,455	14,850
Other assets	84,088	37,544
Total Assets	$4,078,321	$3,972,728

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$414,604	$404,056
Interest-bearing demand	1,165,061	1,387,068
Savings	213,936	234,444
Time	1,839,276	1,450,692
Total deposits	3,632,877	3,476,260

Repurchase agreements	7,119	7,009
Accrued interest payable	17,637	20,437
Long-term advances from Federal Home Loan Bank	135,000	135,000
Senior long-term debt	14,203	15,169
Junior subordinated debentures	29,805	44,745
Other liabilities	15,462	19,059
Total Liabilities	3,852,103	3,717,679

Shareholders' Equity
Preferred stock, Series A - $1,000 par value - 100,000 shares authorized
Non-cumulative perpetual; 34,500 shares issued and outstanding, respectively	$33,058	$33,058
Common stock, $1 par value - 100,600,000 shares authorized; 15,793,433 and 12,504,717 shares issued and outstanding	15,793	12,505
Surplus	170,621	149,389
Retained earnings	14,055	72,965
Accumulated other comprehensive (loss) income	(7,309)	(12,868)
Total Shareholders' Equity	226,218	255,049
Total Liabilities and Shareholders' Equity	$4,078,321	$3,972,728
See Notes to Consolidated Financial Statements.

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(in thousands, except share data)	2025	2024
Interest Income:
Loans (including fees)	$158,607	$190,382
Deposits with other banks	29,643	17,399
Securities (including FHLB stock)	25,029	13,925
Total Interest Income	213,279	221,706

Interest Expense:
Demand deposits	49,590	65,331
Savings deposits	4,629	5,173
Time deposits	61,287	49,166
Borrowings	10,831	13,598
Total Interest Expense	126,337	133,268

Net Interest Income	86,942	88,438
Less: Provision for credit losses	81,729	20,034
Net Interest Income after Provision for Credit Losses	5,213	68,404

Noninterest Income:
Service charges, commissions and fees	3,287	3,189
ATM and debit card fees	2,961	3,132
Net gains on sale of loans	—	1,481
Net (losses) gains on sale of assets	(524)	13,306
Other	2,752	3,631
Total Noninterest Income	8,476	24,739

Noninterest Expense:
Salaries and employee benefits	30,470	38,304
Occupancy and equipment expense	10,282	10,187
Goodwill impairment	12,900	—
Other	28,597	28,646
Total Noninterest Expense	82,249	77,137

(Loss) Income Before Income Taxes	(68,560)	16,006
(Benefit) Provision for income taxes	(12,538)	3,558
Net (Loss) Income	(56,022)	12,448
Less: Preferred stock dividends	2,328	2,329
Net (Loss) Income Available to Common Shareholders	$(58,350)	$10,119

Per Common Share:
Earnings	$(4.17)	$0.81
Cash dividends paid	$0.04	$0.41

Weighted Average Common Shares Outstanding	13,985,460	12,501,035
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(in thousands)	2025	2024
Net (Loss) Income	$(56,022)	$12,448
Other comprehensive income:
Unrealized (losses) gains on securities:
Unrealized holding gains arising during the period	7,037	115
Change in unrealized gains on securities	7,037	115
Tax effect	(1,478)	(24)
Other comprehensive income	5,559	91
Comprehensive (Loss) Income	$(50,463)	$12,539
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Preferred Stock $1,000 Par	Common Stock $1 Par	Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total

Balance December 31, 2023	$33,058	$12,475	$149,085	$67,972	$(12,959)	$249,631
Net income	—	—	—	2,310	—	2,310
Common Stock issued under Equity Bonus Plan, 29,293 shares	—	30	304	—	—	334
Other comprehensive income	—	—	—	—	628	628
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.16 per share)	—	—	—	(2,001)	—	(2,001)
Balance March 31, 2024	$33,058	$12,505	$149,389	$67,699	$(12,331)	$250,320
Net income	—	—	—	7,201	—	7,201
Other comprehensive income	—	—	—	—	206	206
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.16 per share)	—	—	—	(2,001)	—	(2,001)
Balance June 30, 2024	$33,058	$12,505	$149,389	$72,317	$(12,125)	$255,144
Net income	—	—	—	1,927	—	1,927
Other comprehensive income	—	—	—	—	907	907
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.08 per share)	—	—	—	(1,000)	—	(1,000)
Balance September 30, 2024	$33,058	$12,505	$149,389	$72,662	$(11,218)	$256,396
Net income	—	—	—	1,010	—	1,010
Other comprehensive income (loss)	—	—	—	—	(1,650)	(1,650)
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.01 per share)	—	—	—	(125)	—	(125)
Balance December 31, 2024	$33,058	$12,505	$149,389	$72,965	$(12,868)	$255,049

	Preferred Stock $1,000 Par	Common Stock $1 Par	Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total

Balance December 31, 2024	$33,058	$12,505	$149,389	$72,965	$(12,868)	$255,049
Net (loss) income	—	—	—	(6,166)	—	(6,166)
Common Stock issued in private placement, 186,787 shares	—	186	1,395	—	—	1,581
Other comprehensive income	—	—	—	—	1,688	1,688
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.01 per share)	—	—	—	(125)	—	(125)
Balance March 31, 2025	$33,058	$12,691	$150,784	$66,092	$(11,180)	$251,445
Net (loss) income	—	—	—	(7,303)	—	(7,303)
Common Stock issued in private placement, 358,680 shares	—	359	2,619	—	—	2,978
Common Stock issued in subordinated debt conversion, 1,981,506 shares	—	1,982	13,018	—	—	15,000
Common Stock issued as payment-in-kind, 88,482 shares	—	88	620	—	—	708
Other comprehensive income	—	—	—	—	971	971
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.01 per share)	—	—	—	(129)	—	(129)
Balance June 30, 2025	$33,058	$15,120	$167,041	$58,078	$(10,209)	$263,088
Net (loss) income	—	—	—	(45,003)	—	(45,003)
Common Stock issued in private placement, 122,503 shares	—	123	864	—	—	987
Common Stock issued as payment-in-kind, 110,272 shares	—	110	777	—	—	887
Other comprehensive income	—	—	—	—	1,849	1,849
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.01 per share)	—	—	—	(151)	—	(151)
Balance September 30, 2025	$33,058	$15,353	$168,682	$12,342	$(8,360)	$221,075
Net income	—	—	—	2,450	—	2,450
Common Stock issued in private placement, 277,787 shares	—	278	1,222	—	—	1,500
Common Stock issued as payment-in-kind, 162,699 shares	—	162	717	—	—	879
Other comprehensive income	—	—	—	—	1,051	1,051
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.01 per share)	—	—	—	(155)	—	(155)
Balance December 31, 2025	$33,058	$15,793	$170,621	$14,055	$(7,309)	$226,218
 See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2025	2024
Cash Flows From Operating Activities:
Net (loss) income	$(56,022)	$12,448
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for credit losses	81,729	20,034
Goodwill impairment	12,900	—
Depreciation and amortization	4,290	4,432
Change in right of use asset	509	276
Amortization/Accretion of investments	(3,126)	(2,556)
Loss (gain) on sale of assets	623	(14,535)
Repossessed asset write downs, gains and losses on dispositions	433	397
Interest expense paid-in-kind	2,474	—
FHLB stock dividends	(500)	(775)
Change in operating lease liabilities	(474)	(258)
Change in other assets and liabilities, net	(51,116)	14,266
Net Cash (Used In) Provided by Operating Activities	(8,280)	33,729

Cash Flows From Investing Activities:
Increase in interest bearing deposits	—	(250)
Proceeds from maturities, calls and sales of AFS securities	201,380	169,497
Funds invested in AFS securities	(587,765)	(365,491)
Proceeds from maturities and calls of HTM securities	970	—
Funds invested in HTM securities	(970)	—
Proceeds from sale/redemption of Federal Home Loan Bank stock	—	8,724
Funds invested in Federal Home Loan Bank stock	—	(4,265)
Net decrease in loans	516,698	36,826
Purchases of premises and equipment	(1,696)	(3,044)
Proceeds from sales of premises and equipment	1,138	14,981
Proceeds from sales of other real estate owned	142	953
Net Cash Provided By (Used In) Investing Activities	129,897	(142,069)

Cash Flows From Financing Activities:
Net increase in deposits	156,617	467,166
Net increase (decrease)in federal funds purchased and short-term borrowings	110	(59,288)
Proceeds of long-term borrowings, net of costs	—	29,700
Repayment of long-term borrowings	(1,008)	(44,030)
Proceeds from issuance of common stock	7,046	—
Dividends paid on preferred stock	(2,329)	(2,328)
Dividends paid on common stock	(560)	(5,127)
Net Cash Provided By Financing Activities	159,876	386,093

Net Increase In Cash and Cash Equivalents	281,493	277,753
Cash and Cash Equivalents at the Beginning of the Period	564,208	286,455
Cash and Cash Equivalents at the End of the Period	$845,701	$564,208

Noncash Activities:
Acquisition of real estate in settlement of loans	$30,985	$423
Premises transferred to other real estate owned	$4,352
Common stock issued for stock grants	$—	$334
Common stock issued for debt conversion	$15,000	$—
Common stock issued for payment-in-kind	$2,474	$—

Cash Paid During the Period:
Interest on deposits and borrowed funds	$129,137	$124,638
Federal income taxes	$4,100	$—
State income taxes	$50	$—
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Summary of Significant Accounting Policies

Business

First Guaranty Bancshares, Inc. ("First Guaranty") is a Louisiana corporation and a financial holding company headquartered in Hammond, LA. First Guaranty owns all of the outstanding shares of common stock of First Guaranty Bank. First Guaranty Bank (the "Bank") is a Louisiana-chartered commercial bank that offers a wide range of financial services and focuses on building client relationships and providing exceptional customer service. These services include consumer and commercial lending, mortgage loan origination, the issuance of credit cards and retail banking services. The Bank also maintains an investment portfolio comprised of government, government agency, corporate, and municipal securities. The Bank has thirty banking facilities and forty automated teller machines (ATMs) in Southeast, Southwest, Central and North Louisiana, North Central Texas, Kentucky and West Virginia.

First Guaranty is subject to periodic examination by the Federal Reserve Board, the Federal Deposit Insurance Corporation (“FDIC”), and the Office of Financial Institutions (“OFI”), which assess, among other matters, First Guaranty’s financial condition, capital adequacy, asset quality, earnings, liquidity, management, and compliance with applicable laws and regulations. As a result of such examinations, regulatory agencies may, when deemed necessary, require corrective actions or impose other supervisory measures.

As presented in the statement of income First Guaranty reported a net loss of $56.0 million for the year ended December 31, 2025. Further, as subsequently disclosed herein, non‑performing assets, consisting of non‑performing loans and other real estate owned, totaled $95.5 million as of December 31, 2025.

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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for credit losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the valuation of the deferred tax asset, and the valuation of investment securities. In connection with the determination of the allowance for credit losses and real estate owned, First Guaranty obtains independent appraisals for significant properties.

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

Operating Segments

All of First Guaranty's operations are considered by management to be aggregated into one reportable operating segment. While the chief decision-maker monitors the revenue streams of the various products and services, the identifiable segments are not material. Operations are managed and financial performance is evaluated on a Company-wide basis.

Note 2. Recent Accounting Pronouncements

Accounting Standards Adopted in 2025

ASU No. 2023-09, "Improvements to Tax Disclosures" ("ASU 2023-09") is intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. This update is effective for annual periods beginning after December 15, 2024, though early adoption was permitted. First Guaranty adopted ASU 2023-09 retrospectively, resulting in expanded disclosures for prior periods presented. The adoption did not have a material impact on the Company’s consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures" (ASU 2024-03") requires the disaggregation of certain expenses in the notes to the financial statements, to provide enhanced transparency into the expense captions presented on the face of the income statement. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU may be applied either prospectively or retrospectively. First Guaranty is currently evaluating the impact that this update will have on its disclosures in the consolidated financial statements.

ASU 2025-08, "Financial Instruments—Credit Losses (Topic 326): Purchased Loans" (ASU 2025-08") amendments expand the application of the gross‑up approach to certain acquired loans, referred to as “purchased seasoned loans,” which will be recorded at purchase price plus an allowance for expected credit losses at acquisition rather than through a provision for credit losses. The guidance is effective for annual reporting periods beginning after December 15, 2026, including interim periods within those fiscal years, and is to be applied prospectively. Early adoption is permitted. First Guaranty is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

Note 3. Cash and Due from Banks

Certain reserves are required to be maintained at the Federal Reserve Bank. There was no reserve requirement as of December 31, 2025 and 2024. At December 31, 2025 First Guaranty had four accounts at correspondent banks, excluding the Federal Reserve Bank, that exceeded the FDIC insurable limit of $250,000. These accounts exceeded the insurable limit by $13.3 million. At December 31, 2024 First Guaranty had three accounts at correspondent banks, excluding the Federal Reserve Bank, that exceeded the FDIC insurable limit of $250,000. These accounts exceeded the insurable limit by $10.7 million.

Note 4. Securities

A summary comparison of securities by type at December 31, 2025 and 2024 is shown below.

	December 31, 2025				December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury	$98,123	$26	$—	$98,149	$147,840	$33	$(93)	$147,780
Corporate debt securities	6,500	—	(51)	6,449	12,250	—	(668)	11,582
Municipal bonds	21,211	218	(373)	21,056	21,736	220	(339)	21,617
Collateralized mortgage obligations	301,685	1,232	(336)	302,581	32,065	—	(446)	31,619
Mortgage-backed securities	246,620	2,085	(348)	248,357	70,430	—	(1,931)	68,499
Total available for sale securities	$674,139	$3,561	$(1,108)	$676,592	$284,321	$253	$(3,477)	$281,097

Held to maturity:
U.S. Government Agencies	$267,626	$—	$(51,627)	$215,999	$266,761	$—	$(64,671)	$202,090
Corporate debt securities	55,199	8	(3,112)	52,095	55,011	—	(5,643)	49,368
Total held to maturity securities	$322,825	$8	$(54,739)	$268,094	$321,772	$—	$(70,314)	$251,458

The scheduled maturities of securities at December 31, 2025, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to call or prepayments. Mortgage-backed securities are not due at a single maturity because of amortization and potential prepayment of the underlying mortgages. For this reason they are presented separately in the maturity table below.

	December 31, 2025
(in thousands)	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$105,356	$105,455
Due after one year through five years	8,904	8,911
Due after five years through 10 years	9,369	9,266
Over 10 years	2,205	2,022
Subtotal	125,834	125,654
Collateralized mortgage obligations	301,685	302,581
Mortgage-backed Securities	246,620	248,357
Total available for sale securities	$674,139	$676,592

Held to maturity:
Due in one year or less	$—	$—
Due after one year through five years	48,011	44,728
Due after five years through 10 years	114,250	101,041
Over 10 years	160,564	122,325
Total held to maturity securities	$322,825	$268,094

At December 31, 2025 and 2024 the carrying value of pledged securities totaled $695.4 million and $233.9 million, respectively.

Accrued interest receivable on First Guaranty's investment securities was $3.0 million and $1.4 million at December 31, 2025 and 2024, respectively, and was included in accrued interest receivable on the consolidated balance sheet. Accrued interest receivable is excluded from First Guaranty's estimate of the allowance for credit losses. The allowance for credit losses related to the held to maturity portfolio was $0.2 million for the years ended December 31, 2025 and December 31, 2024.

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at December 31, 2025.

	December 31, 2025
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	2	$19,646	$—	—	$—	$—	2	$19,646	$—
Corporate debt securities	2	1,989	(11)	4	3,460	(40)	6	5,449	(51)
Municipal bonds	—	—	—	28	6,261	(373)	28	6,261	(373)
Collateralized mortgage obligations	31	137,608	(336)	—	—	—	31	137,608	(336)
Mortgage-backed securities	14	40,812	(130)	10	27,421	(218)	24	68,233	(348)
Total available for sale securities	49	$200,055	$(477)	42	$37,142	$(631)	91	$237,197	$(1,108)

Held to maturity:
U.S. Government Agencies	—	$—	—	29	$215,999	$(51,627)	29	$215,999	$(51,627)
Corporate debt securities	2	1,805	(136)	54	49,965	(2,976)	56	51,770	(3,112)
Total held to maturity securities	2	$1,805	$(136)	83	$265,964	$(54,603)	85	$267,769	$(54,739)

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

As of December 31, 2025, 176 of First Guaranty's debt securities had gross unrealized losses totaling 10.0% of the individual securities' amortized cost basis and 5.6% of First Guaranty's total amortized cost basis of the investment securities portfolio. 125 of the 176 securities had been in a continuous loss position for over 12 months at such date. The 125 securities had an aggregate amortized cost basis of $358.3 million and an unrealized loss of $55.2 million at December 31, 2025. Management has the intent and ability to hold these debt securities until maturity or until anticipated recovery.

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
Investment securities issued by the U.S. Government and Government sponsored enterprises that have unrealized losses attributable to changes in market interest rates are not considered credit impaired. First Guaranty has the ability and intent to hold these securities until recovery, which may not be until maturity.

Corporate debt securities in a loss position consist primarily of corporate bonds issued by businesses in the financial, insurance, utility, manufacturing, industrial, consumer products and oil and gas industries. There were no held to maturity corporate securities with a credit related impairment loss at December 31, 2025. First Guaranty believes that the remaining issuers will be able to fulfill the obligations of these securities based on evaluations described above. First Guaranty has the ability and intent to hold these securities until they recover, which could be at their maturity dates.

There were no charge-offs recognized on securities during the years ended December 31, 2025 and December 31, 2024 . There were no provisions for credit losses recognized on securities for the year ended December 31, 2025 compared to a $0.1 million provision recognized for the year ended 2024.

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

Gross realized gains on sales of securities were $0 for both years ended December 31, 2025 and 2024. Gross realized losses were $0 for the years ended December 31, 2025 and 2024.

Net unrealized losses on available for sale securities included in accumulated other comprehensive income (loss) ("AOCI"), net of applicable income taxes, totaled $7.3 million and $12.9 million at December 31, 2025 and 2024. AOCI included $9.3 million and $10.4 million of losses related to the amortization of transfers of securities from held to maturity to available for sale at December 31, 2025 and 2024. Included in the statement of changes in comprehensive income was $1.4 million of amortization during the period. During 2025 and 2024 net gains, net of tax, reclassified out of AOCI into earnings totaled $0.

At December 31, 2025, First Guaranty's exposure to investment securities issuers that exceeded 10% of shareholders' equity was as follows:

	December 31, 2025
(in thousands)	Amortized Cost	Fair Value
U.S. Government Treasuries (U.S.)	$98,123	$98,149
Federal Home Loan Bank (FHLB)	32,407	27,533
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	101,861	77,720
Federal Farm Credit Bank (FFCB)	139,715	117,047
Government National Mortgage Association (Ginnie Mae-GNMA)	238,018	239,772
Total	$610,124	$560,221

Note 5. Loans

The following table summarizes the components of First Guaranty's loan portfolio as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$149,493	7.2%	$330,048	12.2%
Farmland	32,160	1.5%	35,991	1.3%
1- 4 Family	428,773	20.7%	450,371	16.7%
Multifamily	144,235	6.9%	165,121	6.1%
Non-farm non-residential	948,536	45.7%	1,159,842	42.9%
Total Real Estate	1,703,197	82.0%	2,141,373	79.2%
Non-Real Estate:
Agricultural	35,244	1.7%	40,722	1.5%
Commercial and industrial	228,738	11.0%	257,518	9.5%
Commercial leases	75,617	3.7%	220,200	8.2%
Consumer and other	33,023	1.6%	42,267	1.6%
Total Non-Real Estate	372,622	18.0%	560,707	20.8%
Total Loans Before Unearned Income	2,075,819	100.0%	2,702,080	100.0%
Unearned income	(6,017)		(8,300)
Total Loans Net of Unearned Income	$2,069,802		$2,693,780

Accrued interest receivable on First Guaranty's loans totaled $9.4 million and $13.4 million at December 31, 2025 and December 31, 2024, respectively, and is included in accrued interest receivable on the consolidated balance sheet. Accrued interest receivable is excluded from First Guaranty's estimate of the allowance for credit losses.

The following table summarizes fixed and floating rate loans by contractual maturity, excluding nonaccrual loans, as of December 31, 2025 and December 31, 2024 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	December 31, 2025			December 31, 2024
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$269,181	$200,350	$469,531	$240,685	$245,272	$485,957
One to five years	174,719	175,338	350,057	501,800	256,720	758,520
Five to 15 years	54,639	254,314	308,953	62,412	293,173	355,585
Over 15 years	338,713	548,984	887,697	358,727	634,762	993,489
Subtotal	$837,252	$1,178,986	2,016,238	$1,163,624	$1,429,927	2,593,551
Nonaccrual loans			59,581			108,529
Total Loans Before Unearned Income			2,075,819			2,702,080
Unearned income			(6,017)			(8,300)
Total Loans Net of Unearned Income			$2,069,802			$2,693,780

Included in floating rate loans are loans that adjust to a floating rate following an initial fixed rate period. The initial fixed rate periods are typically one, three, or five years.

The following tables present the age analysis of past due loans at December 31, 2025 and December 31, 2024:

	As of December 31, 2025
(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$42	$9,281	$9,323	$140,170	$149,493	$—
Farmland	17	2,671	2,688	29,472	32,160	—
1- 4 family	12,875	10,531	23,406	405,367	428,773	763
Multifamily	175	2,278	2,453	141,782	144,235	—
Non-farm non-residential	6,456	24,380	30,836	917,700	948,536	33
Total Real Estate	19,565	49,141	68,706	1,634,491	1,703,197	796
Non-Real Estate:
Agricultural	1,263	2,172	3,435	31,809	35,244	—
Commercial and industrial	3,004	2,266	5,270	223,468	228,738	—
Commercial leases	2,123	6,640	8,763	66,854	75,617	—
Consumer and other	527	158	685	32,338	33,023	—
Total Non-Real Estate	6,917	11,236	18,153	354,469	372,622	—
Total Loans Before Unearned Income	$26,482	$60,377	$86,859	$1,988,960	2,075,819	$796
Unearned income					(6,017)
Total Loans Net of Unearned Income					$2,069,802

	As of December 31, 2024
(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$1,562	$11,018	$12,580	$317,468	$330,048	$7,394
Farmland	—	2,619	2,619	33,372	35,991	—
1- 4 family	12,917	10,053	22,970	427,401	450,371	—
Multifamily	199	27,542	27,741	137,380	165,121	—
Non-farm non-residential	38,607	58,279	96,886	1,062,956	1,159,842	4,108
Total Real Estate	53,285	109,511	162,796	1,978,577	2,141,373	11,502
Non-Real Estate:
Agricultural	677	1,992	2,669	38,053	40,722	—
Commercial and industrial	1,293	6,762	8,055	249,463	257,518	—
Commercial leases	—	1,533	1,533	218,667	220,200	—
Consumer and other	860	233	1,093	41,174	42,267	—
Total Non-Real Estate	2,830	10,520	13,350	547,357	560,707	—
Total Loans Before Unearned Income	$56,115	$120,031	$176,146	$2,525,934	2,702,080	$11,502
Unearned income					(8,300)
Total Loans Net of Unearned Income					$2,693,780

The tables above include $59.6 million and $108.5 million of nonaccrual loans for December 31, 2025 and 2024, respectively. See the tables below for more detail on nonaccrual loans.

The following is a summary of nonaccrual loans by class at the dates indicated:

	As of December 31, 2025
(in thousands)	With Related Allowance	Without Related Allowance	Total
Real Estate:
Construction & land development	$436	$8,845	$9,281
Farmland	224	2,447	2,671
1 - 4 family	9,091	677	9,768
Multifamily	197	2,081	2,278
Non-farm non-residential	5,641	18,706	24,347
Total Real Estate	15,589	32,756	48,345
Non-Real Estate:
Agricultural	1,257	915	2,172
Commercial and industrial	912	1,354	2,266
Commercial leases	5,803	837	6,640
Consumer and other	158	—	158
Total Non-Real Estate	8,130	3,106	11,236
Total Nonaccrual Loans	$23,719	$35,862	$59,581

	As of December 31, 2024
(in thousands)	With Related Allowance	Without Related Allowance	Total
Real Estate:
Construction & land development	$697	$2,927	$3,624
Farmland	678	1,941	2,619
1 - 4 family	7,309	2,744	10,053
Multifamily	25,986	1,556	27,542
Non-farm non-residential	7,976	46,195	54,171
Total Real Estate	42,646	55,363	98,009
Non-Real Estate:
Agricultural	729	1,263	1,992
Commercial and industrial	1,724	5,038	6,762
Commercial leases	—	1,533	1,533
Consumer and other	233	—	233
Total Non-Real Estate	2,686	7,834	10,520
Total Nonaccrual Loans	$45,332	$63,197	$108,529

The following table presents First Guaranty's loan portfolio by credit quality classification and origination year as of the date indicated:

	As of December 31, 2025
	Term Loans by Origination Year
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Real Estate:
Construction & land development:
Pass	$11,416	$8,479	$6,888	$31,030	$5,894	2,626	$6,005	$72,338
Special Mention	—	32	16,735	12,348	—	120	—	29,235
Substandard	1,273	1,810	41,808	961	2,066	2	—	47,920
Doubtful	—	—	—	—	—	—	—	—
Total Construction & land development	12,689	10,321	65,431	44,339	7,960	2,748	6,005	149,493
Current period gross charge-offs	—	—	—	5,794	—	—	—	5,794
Farmland
Pass	1,474	2,869	2,538	3,697	4,674	1,741	3,037	20,030
Special Mention	—	155	—	30	—	2,607	—	2,792
Substandard	—	2,852	3,797	35	—	2,654	—	9,338
Doubtful	—	—	—	—	—	—	—	—
Total Farmland	1,474	5,876	6,335	3,762	4,674	7,002	3,037	32,160
Current period gross charge-offs	—	—	—	—	—	68	—	68
1- 4 family
Pass	32,828	55,162	88,161	91,666	51,709	72,022	7,636	399,184
Special Mention	—	68	410	1,736	499	3,902	246	6,861
Substandard	2,285	116	4,898	4,535	3,436	6,746	636	22,652
Doubtful	—	—	—	76	—	—	—	76
Total 1- 4 family	35,113	55,346	93,469	98,013	55,644	82,670	8,518	428,773
Current period gross charge-offs	—	—	—	21	180	456	—	657
Multifamily
Pass	2,994	435	6,936	41,186	5,258	6,148	3,658	66,615
Special Mention	—	—	22,950	15	40,890	—	—	63,855
Substandard	—	—	372	13,393	—	—	—	13,765
Doubtful	—	—	—	—	—	—	—	—
Total Multifamily	2,994	435	30,258	54,594	46,148	6,148	3,658	144,235
Current period gross charge-offs	—	—	—	10,670	—	—	—	10,670
Non-farm non-residential
Pass	16,962	38,215	113,566	150,487	65,144	171,799	10,726	566,899
Special Mention	194	16,662	25,187	31,289	10,533	71,231	27,969	183,065
Substandard	878	9,666	38,876	50,372	21,811	70,695	6,274	198,572
Doubtful	—	—	—	—	—	—	—	—
Total non-farm non-residential	18,034	64,543	177,629	232,148	97,488	313,725	44,969	948,536
Current period gross charge-offs	—	9,432	—	33	3,360	66	—	12,891
Total Real Estate	70,304	136,521	373,122	432,856	211,914	412,293	66,187	1,703,197

Non-Real Estate:
Agricultural
Pass	1,713	1,716	1,435	1,779	1,219	2,705	14,328	24,895
Special Mention	70	85	72	1,014	—	79	—	1,320
Substandard	—	20	46	6,187	239	2,297	240	9,029
Doubtful	—	—	—	—	—	—	—	—
Total Agricultural	1,783	1,821	1,553	8,980	1,458	5,081	14,568	35,244
Current period gross charge-offs	—	169	—	—	—	—	—	169
Commercial and industrial
Pass	36,431	14,475	13,846	6,284	28,635	8,722	54,165	162,558

Special Mention	33,579	160	2,098	5,052	607	256	516	42,268
Substandard	135	36	39	697	1,327	4,009	14,052	20,295
Doubtful	—	3,617	—	—	—	—	—	3,617
Total Commercial and industrial	70,145	18,288	15,983	12,033	30,569	12,987	68,733	228,738
Current period gross charge-offs	29	220	599	281	184	26	—	1,339
Commercial leases
Pass	2,902	4,262	11,901	16,586	8,790	—	—	44,441
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	12,831	7,337	3,426	1,457	414	—	25,465
Doubtful	—	—	5,711	—	—	—	—	5,711
Total Commercial leases	2,902	17,093	24,949	20,012	10,247	414	—	75,617
Current period gross charge-offs	—	17,728	18,899	233	7,347	—	—	44,207
Consumer and other loans
Pass	6,860	3,134	11,118	1,433	1,370	8,580	—	32,495
Special Mention	—	—	1	6	36	—	—	43
Substandard	32	37	94	147	142	33	—	485
Doubtful	—	—	—	—	—	—	—	—
Total Consumer and other loans	6,892	3,171	11,213	1,586	1,548	8,613	—	33,023
Current period gross charge-offs	237	189	240	338	259	120	—	1,383
Total Non-Real Estate	81,722	40,373	53,698	42,611	43,822	27,095	83,301	372,622
Total Loans
Pass	113,580	128,747	256,389	344,148	172,693	274,343	99,555	1,389,455
Special Mention	33,843	17,162	67,453	51,490	52,565	78,195	28,731	329,439
Substandard	4,603	27,368	97,267	79,753	30,478	86,850	21,202	347,521
Doubtful	—	3,617	5,711	76	—	—	—	9,404
Total Loans Before Unearned Income	$152,026	$176,894	$426,820	$475,467	$255,736	$439,388	$149,488	$2,075,819
Unearned income								(6,017)
Total Loans Net of Unearned Income								$2,069,802
Total Current Period Gross Charge-offs	$266	$27,738	$19,738	$17,370	$11,330	$736	$—	$77,178

	As of December 31, 2024
	Term Loans by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Real Estate:
Construction & land development:
Pass	$18,411	$110,178	$135,554	$17,703	$1,728	4,422	$12,734	$300,730
Special Mention	609	16,956	91	—	81	64	30	17,831
Substandard	—	1,461	8,572	599	246	525	—	11,403
Doubtful	—	—	—	84	—	—	—	84
Total Construction & land development	19,020	128,595	144,217	18,386	2,055	5,011	12,764	330,048
Current period gross charge-offs	—	—	39	—	—	—	—	39
Farmland
Pass	2,373	11,976	3,499	3,312	1,599	1,922	2,865	27,546
Special Mention	3,029	—	57	—	1,656	76	—	4,818
Substandard	—	381	27	—	2,592	627	—	3,627
Doubtful	—	—	—	—	—	—	—	—
Total Farmland	5,402	12,357	3,583	3,312	5,847	2,625	2,865	35,991

Current period gross charge-offs	—	—	258	—	—	—	—	258
1- 4 family
Pass	62,044	98,098	101,780	63,313	36,285	47,263	9,896	418,679
Special Mention	431	1,644	1,775	326	2,383	2,320	1,039	9,918
Substandard	—	4,186	3,129	4,689	1,619	4,343	3,543	21,509
Doubtful	—	—	73	—	—	119	73	265
Total 1- 4 family	62,475	103,928	106,757	68,328	40,287	54,045	14,551	450,371
Current period gross charge-offs	—	—	174	59	5	796	—	1,034
Multifamily
Pass	446	9,196	44,395	48,143	14,607	5,135	4,419	126,341
Special Mention	—	—	7,100	506	—	1,577	—	9,183
Substandard	—	—	28,041	—	—	1,556	—	29,597
Doubtful	—	—	—	—	—	—	—	—
Total Multifamily	446	9,196	79,536	48,649	14,607	8,268	4,419	165,121
Current period gross charge-offs	—	—	—	—	—	—	—	—
Non-farm non-residential
Pass	68,227	202,084	250,338	95,588	96,967	251,914	38,698	1,003,816
Special Mention	—	4,390	354	8,509	1,067	34,467	9,208	57,995
Substandard	11,356	9,213	32,688	37,181	916	2,917	3,694	97,965
Doubtful	—	—	—	—	66	—	—	66
Total non-farm non-residential	79,583	215,687	283,380	141,278	99,016	289,298	51,600	1,159,842
Current period gross charge-offs	—	3,793	1,031	3,009	331	836	—	9,000
Total Real Estate	166,926	469,763	617,473	279,953	161,812	359,247	86,199	2,141,373

Non-Real Estate:
Agricultural
Pass	2,102	2,766	7,815	2,904	1,142	5,676	13,130	35,535
Special Mention	18	74	1,793	10	132	112	91	2,230
Substandard	169	51	—	663	128	1,915	12	2,938
Doubtful	—	—	—	—	—	19	—	19
Total Agricultural	2,289	2,891	9,608	3,577	1,402	7,722	13,233	40,722
Current period gross charge-offs	—	—	—	33	—	—	—	33
Commercial and industrial
Pass	27,172	26,410	19,230	39,601	30,833	13,946	80,769	237,961
Special Mention	4,082	660	78	91	38	80	306	5,335
Substandard	25	59	815	939	193	1,229	10,962	14,222
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and industrial	31,279	27,129	20,123	40,631	31,064	15,255	92,037	257,518
Current period gross charge-offs	185	702	913	563	2,168	342	—	4,873
Commercial leases
Pass	48,856	61,057	47,140	38,027	3,554	398	—	199,032
Special Mention	—	—	18,153	—	—	—	—	18,153
Substandard	—	—	3,015	—	—	—	—	3,015
Doubtful	—	—	—	—	—	—	—	—
Total Commercial leases	48,856	61,057	68,308	38,027	3,554	398	—	220,200
Current period gross charge-offs	—	—	—	—	—	—	—	—
Consumer and other loans
Pass	8,457	14,710	4,083	3,257	4,467	6,262	—	41,236
Special Mention	—	29	42	98	26	—	—	195
Substandard	96	176	276	221	29	38	—	836
Doubtful	—	—	—	—	—	—	—	—
Total Consumer and other loans	8,553	14,915	4,401	3,576	4,522	6,300	—	42,267
Current period gross charge-offs	438	802	1,013	693	283	125	—	3,354
Total Non-Real Estate	90,977	105,992	102,440	85,811	40,542	29,675	105,270	560,707

Total Loans
Pass	238,088	536,475	613,834	311,848	191,182	336,938	162,511	2,390,876
Special Mention	8,169	23,753	29,443	9,540	5,383	38,696	10,674	125,658
Substandard	11,646	15,527	76,563	44,292	5,723	13,150	18,211	185,112
Doubtful	—	—	73	84	66	138	73	434
Total Loans Before Unearned Income	$257,903	$575,755	$719,913	$365,764	$202,354	$388,922	$191,469	$2,702,080
Unearned income								(8,300)
Total Loans Net of Unearned Income								$2,693,780
Total Current Period Gross Charge-offs	$623	$5,297	$3,428	$4,357	$2,787	$2,099	$—	$18,591

Note 6. Allowance for Credit Losses on Loans

A summary of changes in the allowance for credit losses, by portfolio type, for the years ended December 31, 2025 and 2024 are as follows:

	For the Year Ended December 31,
	2025
(in thousands)	Beginning Allowance (12/31/2024)	Charge-offs	Recoveries	Provision	Ending Allowance (12/31/2025)
Real Estate:
Construction & land development	$3,930	$(5,794)	$—	$3,943	$2,079
Farmland	50	(68)	2	199	183
1- 4 family	9,243	(657)	45	4,709	13,340
Multifamily	3,949	(10,670)	—	8,098	1,377
Non-farm non-residential	11,531	(12,891)	24	13,390	12,054
Total Real Estate	28,703	(30,080)	71	30,339	29,033
Non-Real Estate:
Agricultural	204	(169)	1	137	173
Commercial and industrial	1,994	(1,339)	297	5,319	6,271
Commercial leases	1,719	(44,207)	—	43,680	1,192
Consumer and other	1,337	(1,383)	514	539	1,007
Unallocated	854	—	—	2,225	3,079
Total Non-Real Estate	6,108	(47,098)	812	51,900	11,722
Total Loans	$34,811	$(77,178)	$883	$82,239	$40,755
Unfunded lending commitments	1,210	—	—	(510)	700
Total	$36,021	$(77,178)	$883	$81,729	$41,455

	For the Year Ended December 31,
	2024
(in thousands)	Beginning Allowance (12/31/2023)	Charge-offs	Recoveries	Provision	Ending Allowance (12/31/2024)
Real Estate:
Construction & land development	$5,845	$(39)	$1	$(1,877)	$3,930
Farmland	36	(258)	2	270	50
1- 4 family	6,653	(1,034)	12	3,612	9,243
Multifamily	1,614	—	—	2,335	3,949
Non-farm non-residential	10,596	(9,000)	93	9,842	11,531
Total Real Estate	24,744	(10,331)	108	14,182	28,703
Non-Real Estate:
Agricultural	97	(33)	18	122	204
Commercial and industrial	2,711	(4,873)	235	3,921	1,994
Commercial leases	1,948	—	—	(229)	1,719
Consumer and other	1,426	(3,354)	551	2,714	1,337
Unallocated	—	—	—	854	854
Total Non-Real Estate	6,182	(8,260)	804	7,382	6,108
Total Loans	$30,926	$(18,591)	$912	$21,564	$34,811
Unfunded lending commitments	2,810	—	—	(1,600)	1,210
Total	$33,736	$(18,591)	$912	$19,964	$36,021

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio and by recoveries. The result is an allocation of the credit loss reserve from one category to another.

A summary of the allowance along with loans and leases individually and collectively evaluated are as follows:

	As of December 31, 2025
(in thousands)	Allowance Individually Evaluated	Allowance Collectively Evaluated	Total Allowance for Credit Losses	Loans Individually Evaluated	Loans Collectively Evaluated	Total Loans before Unearned Income
Real Estate:
Construction & land development	$—	$2,079	$2,079	$28,237	$121,256	$149,493
Farmland	—	183	183	2,447	29,713	32,160
1- 4 family	857	12,483	13,340	7,816	420,957	428,773
Multifamily	11	1,366	1,377	8,446	135,789	144,235
Non-farm non-residential	1,398	10,656	12,054	41,888	906,648	948,536
Total Real Estate	2,266	26,767	29,033	88,834	1,614,363	1,703,197
Non-Real Estate:
Agricultural	—	173	173	915	34,329	35,244
Commercial and industrial	3,534	2,737	6,271	5,308	223,430	228,738
Commercial leases	—	1,192	1,192	6,548	69,069	75,617
Consumer and other	—	1,007	1,007	—	33,023	33,023
Unallocated	—	3,079	3,079	—	—	—
Total Non-Real Estate	3,534	8,188	11,722	12,771	359,851	372,622
Total	$5,800	$34,955	$40,755	$101,605	$1,974,214	$2,075,819
Unearned Income						(6,017)
Total Loans Net of Unearned Income						$2,069,802
$91.8 million of loans individually evaluated for impairment as of December 31, 2025 were considered collateral dependent loans.

	As of December 31, 2024
(in thousands)	Allowance Individually Evaluated	Allowance Collectively Evaluated	Total Allowance for Credit Losses	Loans Individually Evaluated	Loans Collectively Evaluated	Total Loans before Unearned Income
Real Estate:
Construction & land development	$403	$3,527	$3,930	$10,724	$319,324	$330,048
Farmland	—	50	50	2,973	33,018	35,991
1- 4 family	430	8,813	9,243	3,174	447,197	450,371
Multifamily	2,942	1,007	3,949	27,516	137,605	165,121
Non-farm non-residential	1,229	10,302	11,531	54,201	1,105,641	1,159,842
Total Real Estate	5,004	23,699	28,703	98,588	2,042,785	2,141,373
Non-Real Estate:
Agricultural	129	75	204	2,151	38,571	40,722
Commercial and industrial	3	1,991	1,994	5,194	252,324	257,518
Commercial leases	—	1,719	1,719	3,015	217,185	220,200
Consumer and other	—	1,337	1,337	—	42,267	42,267
Unallocated	—	854	854	—	—	—
Total Non-Real Estate	132	5,976	6,108	10,360	550,347	560,707
Total	$5,136	$29,675	$34,811	$108,948	$2,593,132	$2,702,080
Unearned Income						(8,300)
Total Loans Net of Unearned Income						$2,693,780
All loans individually evaluated for impairment as of December 31, 2024 were considered collateral dependent loans.

As of December 31, 2025 and 2024, First Guaranty had loans totaling $59.6 million and $108.5 million, respectively, not accruing interest. As of December 31, 2025, and 2024, First Guaranty had loans past due 90 days or more and still accruing interest totaling $0.8 million and $11.5 million, respectively. The average outstanding balance of nonaccrual loans in 2025 was $114.6 million compared to $63.4 million in 2024.

The Bank held loans that were individually evaluated for impairment at December 31, 2025 for which the repayment, on the basis of the assessment at the reporting date, is expected to be provided substantially though the operation or sale of the collateral and the borrower is experiencing financial difficulty. The Allowance for Credit Losses for these collateral-dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the type of collateral that secure collateral dependent loans:

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

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

Occasionally, the Bank modifies loans to borrowers in financial distress by providing certain concessions, such as principal forgiveness, term extension, an other-than-insignificant payment delay, interest only for a specified period of time, an interest rate reduction, or a combination of such concessions. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. Upon the Bank’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is charged-off. Reportable modifications to borrowers experiencing financial difficulty (MEFD) during the year ended December 31, 2025 consisted of $19.1 million term extensions and $12.3 million in modification of loan terms. The bank had $0 unfunded commitments to borrowers whose terms have been modified as a reportable MEFD as of December 31, 2025.

As of December 31, 2025, there have been $0.8 million in loans that were modified with in the previous 12 months for which there has been payment default during the period.

Note 7. Premises and Equipment

The components of premises and equipment at December 31, 2025 and 2024 are as follows:

(in thousands)	December 31, 2025	December 31, 2024
Land	$13,942	$16,802
Bank premises	57,486	60,741
Furniture and equipment	33,180	32,946
Construction in progress	1,521	2,407
Acquired value	106,129	112,896
Less: accumulated depreciation	46,544	45,107
Net book value	$59,585	$67,789

During 2025, First Guaranty transferred $4.4 million of properties consisting of branches or property for future development to other real estate owned. An impairment charge of $0.1 million was recognized in connection with the transfer. The properties are held for sale as of December 31, 2025.

Depreciation expense amounted to $3.2 million and $3.4 million for 2025 and 2024, respectively. Interest cost capitalized as a construction cost was $0 for 2025 and 2024, respectively.

Note 8. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment testing. First Guaranty is required to conduct testing of goodwill impairment periodically (at least annually) and upon the occurrence of certain triggering events, which are events or circumstances that make it more likely than not that the fair value of its goodwill is below its carrying amount. Goodwill totaled $0 at December 31, 2025 and $12.9 million at December 31, 2024. First Guaranty performed a quantitative impairment test as of September 30, 2025, using a combination of market and income approaches, including the guideline public company method, guideline precedent transaction method, and discounted cash flow analysis, which was triggered by First Guaranty's stock price trading below book value and the recent increase in credit provisions. Based on the results of the test, First Guaranty concluded the goodwill of $12.9 million was impaired; therefore, a one-time non-cash impairment charge was recorded. There were no impairment charges in prior years.

Other intangible assets not subject to amortization totaled $0.1 million at December 31, 2025 and 2024.

The following table summarizes intangible assets subject to amortization.

	December 31, 2025			December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$16,266	$14,000	$2,266	$16,266	$13,303	$2,963
Loan servicing assets	2,200	1,928	272	2,200	1,789	411
Total	$18,466	$15,928	$2,538	$18,466	$15,092	$3,374

The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions. The weighted-average amortization period remaining for the core deposit intangibles is 3.3 years.

Amortization expense relating to purchase accounting intangibles totaled $0.7 million for the years ended December 31, 2025 and 2024, respectively.

Amortization expense of the core deposit intangible assets for their remaining life is as follows:

For the Years Ended	Estimated Amortization Expense (in thousands)
December 31, 2026	$696
December 31, 2027	$696
December 31, 2028	$696
December 31, 2029	$177

Note 9. Other Real Estate

Other real estate owned consists of the following at the dates indicated:

(in thousands)	December 31, 2025	December 31, 2024
Real Estate Owned Acquired by Foreclosure:
Residential	$351	$226
Construction & land development	8,161	3
Non-farm non-residential	26,572	90
Total Other Real Estate Owned and Foreclosed Property	35,084	319
Allowance for Other Real Estate Owned losses	—	—
Net Other Real Estate Owned and Foreclosed Property	$35,084	$319

During 2025, First Guaranty transferred $4.4 million of existing bank owned properties previously used as either operating branches or future branch development to other real estate owned. The properties are held for sale as of December 31, 2025.

Loans secured by one-to-four family residential properties in the process of foreclosure totaled $1.8 million and $1.4 million as of December 31, 2025 and 2024, respectively.

Note 10. Deposits

A schedule of maturities of all time deposits are as follows:

(in thousands)	December 31, 2025
2026	$976,966
2027	244,706
2028	263,085
2029	50,777
2030	302,331
2031 and thereafter	1,411
Total	$1,839,276

The table above includes $1.1 billion in brokered deposits for December 31, 2025. The aggregate amount of jumbo time deposits, each with a minimum denomination of $250,000 totaled $174.7 million and $201.0 million at December 31, 2025 and 2024, respectively.

Note 11. Borrowings

Short-term borrowings are summarized as follows:

(in thousands)	December 31, 2025	December 31, 2024
Federal Home Loan Bank advances	$—	$—
Repurchase agreements	7,119	7,009
Line of credit	—	—
Total short-term borrowings	$7,119	$7,009

First Guaranty maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. First Guaranty had $7.1 million in short-term borrowings outstanding at December 31, 2025 compared to $7.0 million outstanding at December 31, 2024.

Available lines of credit totaled $299.7 million at December 31, 2025 and $682.7 million at December 31, 2024.

The following schedule provides certain information about First Guaranty's short-term borrowings for the periods indicated:

	December 31,
(in thousands except for %)	2025	2024
Outstanding at year end	$7,119	$7,009
Maximum month-end outstanding	$7,119	$66,982
Average daily outstanding	$7,108	$24,849
Weighted average rate during the year	4.84%	5.60%
Weighted average rate at year end	4.84%	5.56%

Long-term debt is summarized as follows:

Senior long-term debt, priced at floating Wall Street Journal Prime less 50 basis points (6.75% as of December 31, 2025), totaled $14.2 million at December 31, 2025 and $15.2 million at December 31, 2024. First Guaranty refinanced this note with a commercial bank on October 2023, and a related party subsequently purchased the note from the commercial bank in the first quarter of 2025. In the quarter ended June 30, 2025, the parties amended the note to waive principal payments and permit interest payments in cash or common stock quarterly through March 30, 2026. On March 20, 2026, the note was further amended to extend the waiver of principal payments and permit quarterly interest payments in cash or common stock through March 31, 2028. This loan has a contractual maturity date of October 5, 2033. This long-term debt is secured by a pledge of 86.77% (4,823,899 shares) of First Guaranty's interest in First Guaranty Bank (a wholly owned subsidiary).

Junior subordinated debt, priced at Wall Street Journal Prime plus 75 basis points, totaled $0 at December 31, 2025 and $15.0 million December 31, 2024. During the quarter ended June 30, 2025, First Guaranty entered into an Exchange Agreement under which the 2022 Note, due June 21, 2032, was exchanged for 1,981,506 shares of newly issued common stock.

Junior subordinated debt, priced at Wall Street Journal Prime plus 75 basis points (8.25% as of December 31, 2025), totaled $29.8 million at December 31, 2025 and $29.7 million at December 31, 2024. This note was issued in March of 2024. During the quarter ended June 30, 2025, First Guaranty entered into an amendment permitting interest to be paid in cash or common stock through March 30, 2026. On March 20, 2026, the note was further amended to extend this provision through March 31, 2028. First Guaranty pays interest quarterly. The Note is unsecured and ranks junior in right of payment to any senior indebtedness and obligations to general and secured creditors. The current Note is scheduled to mature on March 28, 2034. The Note qualifies for treatment as Tier 2 capital for regulatory capital purposes.

At December 31, 2025, letters of credit issued by the FHLB totaling $327.2 million were outstanding and carried as off-balance sheet items, all of which expire by 2029. At December 31, 2024, letters of credit issued by the FHLB totaling $455.7 million were outstanding and carried as off-balance sheet items, all of which expire by 2029. The letters of credit are solely used for pledging towards public fund deposits. The FHLB has a blanket lien on substantially all of the loans in First Guaranty's portfolio which is used to secure borrowing availability from the FHLB. First Guaranty has obtained a subordination agreement from the FHLB on First Guaranty's farmland, agricultural, and commercial and industrial loans. These loans are available to be pledged for additional reserve liquidity.

As of December 31, 2025 obligations on long-term advances from FHLB, senior long-term debt and junior subordinated debentures totaled $179.0 million.

The scheduled payments are as follows:

(in thousands)	Long-term Advances from FHLB	Senior Long-term Debt	Junior Subordinated Debentures
2026	$—	$—	$—
2027	135,000	—	—
2028	—	3,023	—
2029	—	4,031	—
2030	—	4,031	—
2031 and thereafter	—	3,181	30,000
Subtotal	$135,000	$14,266	$30,000
Debt issuance costs	—	(63)	(195)
Total	$135,000	$14,203	$29,805

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

Quantitative measures established by regulation to ensure capital adequacy require First Guaranty and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of December 31, 2025 and 2024, that First Guaranty and the Bank met all capital adequacy requirements.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The Bank's capital conservation buffer was 5.48% at December 31, 2025. First Guaranty's capital conservation buffer was 4.52% at December 31, 2025.

In addition, as a result of the legislation, the federal banking agencies have developed a "Community Bank Leverage Ratio" (the ratio of a bank's Tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A "qualifying community bank" that elects to be subject to this provision and exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered "well capitalized" under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution's risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. A financial institution can elect to be subject to this new definition. The new rule took effect on January 1, 2020. Effective April 1, 2026, with early adoption available January 1, 2026, the community bank leverage ratio was reduced to 8%. The Bank has not elected to follow the Community Bank Leverage Ratio.

At December 31, 2025, we satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.

	Actual		Minimum Capital Requirements		Minimum to be Well Capitalized Under Action Provisions
(in thousands except for %)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Total Risk-based Capital:
Bank	$298,443	13.48%	$177,054	8.00%	$221,318	10.00%
Consolidated	$290,783	13.12%	$177,273	8.00%	$221,592	10.00%
Tier 1 Capital:
Bank	$270,796	12.24%	$132,791	6.00%	$177,054	8.00%
Consolidated	$233,136	10.52%	$132,955	6.00%	$177,273	8.00%
Tier 1 Leverage Capital:
Bank	$270,796	6.90%	$157,010	4.00%	$196,263	5.00%
Consolidated	$233,136	5.93%	$157,333	4.00%	$196,667	N/A
Common Equity Tier One Capital:
Bank	$270,796	12.24%	$99,593	4.50%	$143,856	6.50%
Consolidated	$233,136	9.03%	$99,716	4.50%	$144,035	N/A

December 31, 2024
Total Risk-based Capital:
Bank	$342,634	12.11%	$226,395	8.00%	$282,994	10.00%
Consolidated	$332,125	11.73%	$226,583	8.00%	$283,229	10.00%
Tier 1 Capital:
Bank	$311,413	11.00%	$169,796	6.00%	$226,395	8.00%
Consolidated	$255,904	9.04%	$169,937	6.00%	$226,583	8.00%
Tier 1 Leverage Capital:
Bank	$311,413	7.82%	$159,319	4.00%	$199,149	5.00%
Consolidated	$255,904	6.42%	$159,330	4.00%	$199,162	N/A
Common Equity Tier One Capital:
Bank	$311,413	11.00%	$127,347	4.50%	$183,946	6.50%
Consolidated	$255,904	7.87%	$127,453	4.50%	$184,099	N/A

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

The Bank is restricted under applicable laws in the payment of dividends to an amount equal to current year earnings plus undistributed earnings for the immediately preceding year, unless prior permission is received from the Commissioner of Financial Institutions for the State of Louisiana. Dividends payable by the Bank in 2026 without permission will be limited to 2026 earnings. In addition, our ability to pay dividends will continue to be subject, among other things, to certain regulatory guidance and/or restrictions.

Accordingly, at January 1, 2026, $263.9 million of First Guaranty's equity in the net assets of the Bank was restricted. In addition, dividends paid by the Bank to First Guaranty would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

Note 14. Related Party Transactions

In the normal course of business, First Guaranty and its subsidiary, First Guaranty Bank, have loans, deposits and other transactions with its executive officers, directors, affiliates and certain business organizations and individuals with which such persons are associated. These transactions are completed with terms no less favorable than current market rates. An analysis of the activity of loans made to such borrowers during the year ended December 31, 2025 and 2024 follows:

	December 31,
(in thousands)	2025	2024
Balance, beginning of year	$48,013	$55,885
Net (Decrease) Increase	(10,931)	(7,872)
Balance, end of year	$37,082	$48,013

Unfunded commitments to First Guaranty and Bank directors and executive officers totaled $17.6 million and $22.6 million at December 31, 2025 and 2024, respectively. At December 31, 2025 First Guaranty and the Bank had deposits from directors and executives totaling $93.0 million. There were no participations in loans purchased from affiliated financial institutions included in First Guaranty's loan portfolio in 2025 or 2024.

During the years ended 2025 and 2024, First Guaranty paid approximately $0.2 million and $0.3 million, respectively, for printing services and supplies and office furniture and equipment to Champion Industries, Inc., of which Mr. Marshall T. Reynolds, the Chairman of First Guaranty's Board of Directors, is President, Chief Executive Officer, Chairman of the Board of Directors and a major shareholder of Champion.

On December 21, 2015, First Guaranty issued a $15.0 million subordinated note (the "2015 Note") to Edgar Ray Smith III, a director of First Guaranty. The 2015 Note had a ten-year term (non-callable for first five years) and bore interest at a fixed annual rate of 4.0% for the first five years of the term and then adjusted to a floating rate based on the Prime Rate as reported by the Wall Street Journal plus 75 basis points for the period of time after the fifth year until redemption or maturity. On June 21, 2022, First Guaranty issued a $15.0 million subordinated note (the “2022 Note”) to Mr. Smith, and used the proceeds of such issuance to redeem the 2015 Note in full. The 2022 Note had a ten-year term (non-callable for the first five years) and bore interest at a floating rate based on the Prime Rate as reported by the Wall Street Journal plus 75 basis points. During the quarter ended June 30, 2025, First Guaranty entered into an Exchange Agreement under which the 2022 Note, due June 21, 2032, was exchanged for 1,981,506 shares of newly issued common stock. During 2024, First Guaranty paid interest of $1.4 million on the 2022 Note.

On March 28, 2024, First Guaranty issued a $30.0 million subordinated note (the "2024 Note") to Smith & Tate Investment, L.L.C., a company controlled by Edgar Ray Smith III, a director of First Guaranty. The 2024 Note has a ten-year term, maturing on March 28, 2034, is non-callable for the first five years, and bears interest at a floating rate based on the Prime Rate as reported by the Wall Street Journal plus 75 basis points. During the quarter ended June 30, 2025, First Guaranty entered into an amendment permitting interest to be paid in cash or common stock through March 31, 2026. On March 20, 2026, the note was further amended to extend this provision through March 31, 2028. During 2025, First Guaranty issued 248,122 shares as payment-in-kind interest on the 2024 Note. During 2024, First Guaranty paid interest of $1.9 million, on the 2024 Note.

First Guaranty has senior long-term debt (the "Senior Note") with Smith & Tate Investment, L.L.C., a company controlled by Edgar Ray Smith III, a director of First Guaranty. The note, refinanced in October 2023 and transferred to Smith & Tate in 2025, is priced at floating Wall Street Journal Prime less 50 basis points (6.75% as of December 31, 2025). The Senior Note totaled $14.2 million at December 31, 2025 and $15.2 million at December 31, 2024. This loan has a contractual maturity date of October 5, 2033. In the quarter ended June 30, 2025, the parties amended the note to waive principal payments and permit interest payments in cash or common stock through March 31, 2026. On March 20, 2026, the note was further amended to extend the waiver of principal payments and permit quarterly interest payments in cash or common stock through March 31, 2028. During 2025, First Guaranty paid $1.0 million of principal and $0.3 million of interest and issued 113,331 shares of common stock as payment-in-kind interest on the Senior Note.

During the years ended 2025 and 2024, First Guaranty paid approximately $7,000 and $63,000, respectively, for the purchase and maintenance of First Guaranty's automobiles to subsidiaries of Hood Automotive Group. Hood Automotive Group was led by William K. Hood, who served as a director of First Guaranty until his passing in 2025.

During the years ended 2025 and 2024, First Guaranty paid approximately $0 and $9,300, respectively, for architectural services in relation to bank branches to Gasaway Gasaway Bankston Architects, of which bank subsidiary board member Andrew B. Gasaway is part owner.

During the years ended 2025 and 2024, First Guaranty paid approximately $0.8 million, respectively, to Centurion Insurance, an insurance brokerage agency, to bind coverage at market terms for property casualty insurance and health insurance. First Guaranty owns a 50% interest in Centurion and accounts for this investment under the equity method.

On June 28, 2024, the Bank consummated a sale-leaseback transaction relating to two stand-alone branches and a portion of the headquarters building which also contains a branch (collectively, the “Properties”). The Bank sold the Properties to a partnership owned by Marshall T. Reynolds, William K. Hood and Edgar R. Smith III, directors of First Guaranty, for an aggregate cash purchase price of $14.7 million. The Bank also agreed to lease the Properties back from this partnership. The sale-leaseback transaction resulted in a pre-tax gain of approximately $13.3 million, or $10.5 million after tax, during 2024. During the year ended 2025 and 2024, the Bank paid approximately $1.3 million and $0.6 million to the partnership pursuant to the leasing of the Properties.

Note 15. Employee Benefit Plans

First Guaranty has an employee savings plan to which employees, who meet certain service requirements, may defer 1% up to the IRS legal limit of their base salaries, 6% of which may be matched up to 100%, at its sole discretion. There were no contributions to the savings plan during 2025 and 2024.

On May 19, 2022 the shareholders of First Guaranty adopted the First Guaranty Bank Equity Bonus Plan, which established an equity bonus pool of 80,000 shares. All full time employees of First Guaranty were eligible to participate. In May of 2024, 29,293 shares were distributed to five members of executive management. Grant date fair market value of the shares issued was $333,000. All shares were vested on the date of issuance. The plan expired in 2024.

Note 16. Other Expenses

The following is a summary of the significant components of other noninterest expense:

	December 31,
(in thousands)	2025	2024
Other noninterest expense:
Legal and professional fees	$3,412	$4,465
Data processing	1,353	1,555
ATM Fees	1,674	1,668
Marketing and public relations	729	1,240
Taxes - sales, capital and franchise	1,822	2,237
Operating supplies	200	336
Software expense and amortization	4,904	5,093
Travel and lodging	419	685
Telephone	374	424
Amortization of core deposits	696	696
Donations	224	267
Net costs from other real estate and repossessions	902	827
Regulatory assessment	6,708	4,688
Other	5,180	4,465
Total other noninterest expense	$28,597	$28,646

First Guaranty does not capitalize advertising costs. They are expensed as incurred and are included in other noninterest expense on the Consolidated Statements of Income. Advertising expense was $0.1 million for 2025 and $0.4 million for 2024.

Note 17. Income Taxes
The following is a summary of the provision for income taxes included in the Consolidated Statements of Income:

	December 31,
(in thousands)	2025	2024
Current:
Federal	$(73)	$3,178
State(1)	(417)	340
Total Current	(490)	3,518
Deferred:
Federal	(11,817)	40
State	(231)	—
Total Deferred	(12,048)	40
Total	$(12,538)	$3,558
(1) For the years presented , Texas, West Virginia and Kentucky make up the taxes in this category.

The following table presents income taxes paid, net of refunds for the periods below:

	December 31,
(in thousands)	2025	2024
Federal	$4,100	$—
State	50	—
Total	$4,150	$—

The difference between income taxes computed by applying the statutory federal income tax rate and the provision for income taxes in the financial statements is reconciled as follows:

	December 31, 2025		December 31, 2024
(in thousands except for %)	Amount	Rate	Amount	Rate
Federal income taxes at statutory rate	$(14,398)	(21.0)%	$3,361	21.0%
State tax, net of federal income tax effect (1)	(512)	(0.8)%	268	1.7%
Tax exempt municipal income	(152)	(0.2)%	(146)	(0.9)%
Goodwill impairment not deductible	2,709	4.0%	—	—%
Other	(185)	(0.3)%	75	0.4%
Total	$(12,538)	(18.3)%	$3,558	22.2%
(1) For the years presented , Texas, West Virginia and Kentucky make up the taxes in this category.

Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities, and available tax credit carry forwards. Temporary differences between the financial statement and tax values of assets and liabilities give rise to deferred taxes. The significant components of deferred taxes classified in First Guaranty's Consolidated Balance Sheets at December 31, 2025 and 2024 are as follows:

	December 31,
(in thousands)	2025	2024
Deferred tax assets:
Allowance for credit losses	$8,907	$7,596
Unrealized losses on available for sale securities	—	677
Unrealized losses on available for sale securities transferred to held to maturity	2,458	2,743
Net operating loss	10,638	822
Other	705	277
Gross deferred tax assets	22,708	12,115

Deferred tax liabilities:
Depreciation and amortization	(1,668)	(2,058)
Core deposit intangibles	(485)	(622)
Discount on purchased loans	(99)	(118)
Other real estate owned	(75)	—
Unrealized gains on available for sale securities	(515)	—
Other	(1,196)	(1,367)
Gross deferred tax liabilities	(4,038)	(4,165)

Net deferred tax assets (liabilities)	$18,670	$7,950

First Guaranty determined that the net deferred tax asset at December 31, 2025 and 2024 was more likely than not to be realized based on an assessment of all available positive and negative evidence, and therefore no valuation allowance was recorded.

Net operating loss carryforwards for income tax purposes were $49.7 million and $3.9 million as of December 31, 2025 and 2024, respectively. The carryforwards were the result of the net operating loss generated in 2025 of $46.2 million and amounts acquired in 2017 in the Premier acquisition. The acquisition related losses expire from 2027 to 2034, and will be utilized subject to annual Internal Revenue Code Section 382 limitations. The net operating loss generated in 2025 can offset up to 80% of future taxable income and can be carried forward indefinitely.

ASC 740-10, Income Taxes, clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the consolidated financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. First Guaranty does not believe it has any unrecognized tax benefits included in its consolidated financial statements. First Guaranty has not had any settlements in the current period with taxing authorities, nor has it recognized tax benefits as a result of a lapse of the applicable statute of limitations. First Guaranty recognizes interest and penalties accrued related to unrecognized tax benefits, if applicable, in noninterest expense. During the years ended December 31, 2025 and 2024, First Guaranty did not recognize any interest or penalties in its consolidated financial statements, nor has it recorded an accrued liability for interest or penalty payments.

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

Set forth below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at December 31, 2025 and December 31, 2024.

Contract Amount	December 31, 2025	December 31, 2024
(in thousands)
Commitments to Extend Credit	$70,846	$134,178
Unfunded Commitments under lines of credit	$161,690	$186,006
Commercial and Standby letters of credit	$18,531	$13,576

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

Standby and commercial letters of credit are conditional commitments to guaranty the performance of a customer to a third party. These guaranties are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The majority of these guaranties are short-term, one year or less; however, some guaranties extend for up to three years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities. Collateral requirements are the same as on-balance sheet instruments and commitments to extend credit.

Allowance For Credit Losses - Off- Balance-Sheet Credit Exposures

The provision for credit losses on unfunded commitments was a reversal of $0.5 million and $1.6 million for the years ended December 31, 2025 and 2024, respectively. The ACL on off-balance-sheet credit exposures total $0.7 million at December 31, 2025 and $1.2 million at December 31, 2024 and is included in other liabilities on the accompanying consolidated balance sheets.

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

First Guaranty concurrently entered into absolute net lease agreements with the partnership under which First Guaranty will lease each of the properties. Each of the lease agreements has an initial term of 15 years. Annual payments due under the leases total approximately $1.3 million. The sale-leaseback transaction resulted in a pre-tax gain of approximately $13.3 million.

First Guaranty recorded operating right-of-use ("ROU") assets and corresponding lease liabilities of $11.5 million and $11.5 million, respectively, in connection with the sale-leaseback transaction.

Information concerning First Guaranty’s leases is as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Weighted-average lease term (in years)	13.3	14.3
Weighted-average discount rate	7.9%	7.9%

First Guaranty’s operating lease ROU assets were $11.1 million and $11.6 million at December 31, 2025 and December 31, 2024, respectively, and the related operating lease liabilities were $11.2 million and $11.6 million, respectively. The ROU asset is included in Other Assets on the balance sheet, and the related operating lease liabilities are included in Other liabilities.

Operating lease expense, including short-term leases, is included in occupancy expense in the amount of $1.7 million and $1.1 million for the years ending December 31, 2025 and 2024, respectively. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Cash payment for amounts included in the measurement of lease liabilities of $1.4 million and $0.8 million were included in operating cash flows for the respective years.

The following table reports minimum lease payments under non-cancelable operating leases at December 31, 2025:

(in thousands)
2026	$1,406
2027	1,406
2028	1,351
2029	1,307
2030	1,326
Thereafter	11,471
Total lease payments	18,267
Less: interest	(7,102)
Present value of lease liabilities	$11,165

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified Level 3 as of December 31, 2025 includes corporate debt and municipal securities.

Loans evaluated individually. Fair value is measured by either the fair value of the collateral if the loan is collateral dependent (Level 2 or Level 3), or the present value of expected future cash flows, discounted at the loan's effective interest rate (Level 3). Fair value of the collateral is determined by appraisals or by independent valuation.

Other real estate owned. Properties are recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values of other real estate owned ("OREO") at December 31, 2025 and 2024 are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement or amounts commonly used in real estate transactions. Inputs include appraisal values or recent sales activity for similar assets in the property's market; thus OREO measured at fair value would be classified within either Level 2 or Level 3 of the hierarchy. During 2025, First Guaranty transferred $4.4 million of existing bank owned properties previously used as either operating branches or future branch development to other real estate owned. Those properties were available for sales as of December 31, 2025. The properties are included in Level 3 as of December 31, 2025.

Certain non-financial assets and non-financial liabilities are measured at fair value on a non-recurring basis including assets and liabilities related to reporting units measured at fair value in the testing of goodwill impairment, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

The following table summarizes financial assets measured at fair value on a recurring basis as of December 31, 2025 and 2024, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	December 31, 2025	December 31, 2024
Available for Sale Securities Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$98,149	$147,780
Level 2: Significant Other Observable Inputs	555,565	127,222
Level 3: Significant Unobservable Inputs	22,878	6,095
Securities available for sale measured at fair value	$676,592	$281,097

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

The change in Level 1 securities available for sale from December 31, 2024 to December 31, 2025 was due to a net decrease in Treasury bills of $49.6 million. There were no transfers between Level 1 and 2 securities available for sale from December 31, 2024 to December 31, 2025. There were $17.1 million in municipal bonds transferred from level Level 2 to Level 3 from December 31, 2024 to December 31, 2025.

The following table reconciles assets measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Level 3 Changes
(in thousands)	December 31, 2025	December 31, 2024
Balance, beginning of year	$6,095	$10,483
Total gains or losses (realized/unrealized):
Included in earnings	—	—
Included in other comprehensive income	121	230
Purchases, sales, issuances and settlements, net	(473)	(4,618)
Transfers in and/or out of Level 3	17,135	—
Balance as of end of year	$22,878	$6,095

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of December 31, 2025.

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of December 31, 2025 and December 31, 2024, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At December 31, 2025	At December 31, 2024
Fair Value Measurements Using: Loan Individually Evaluated for Impairment
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	—	—
Level 3: Significant Unobservable Inputs	43,809	50,449
Individually evaluated loans measured at fair value	$43,809	$50,449

Fair Value Measurements Using: Other Real Estate Owned
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	—	319
Level 3: Significant Unobservable Inputs	35,084	—
Other real estate owned measured at fair value	$35,084	$319

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

The carrying amounts and estimated fair values of financial instruments at December 31, 2025 were as follows:

		Fair Value Measurements at December 31, 2025 Using
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets
Cash and due from banks	$845,150	$845,150	$—	$—	$845,150
Federal funds sold	551	551	—	—	551
Securities, available for sale	676,592	98,149	555,565	22,878	676,592
Securities, held for maturity	322,675	—	268,094	—	268,094
Loans, net	2,029,047	—	—	2,025,685	2,025,685
Accrued interest receivable	12,455	—	—	12,455	12,455

Liabilities
Deposits	$3,632,877	$—	$—	$3,643,821	3,643,821
Repurchase agreements	7,119	—	—	7,160	7,160
Accrued interest payable	17,637	—	—	17,637	17,637
Long-term advances from Federal Home Loan Bank	135,000	—	—	136,529	136,529
Senior long-term debt	14,203	—	—	14,266	14,266
Junior subordinated debentures	29,805	—	—	30,000	30,000

The carrying amounts and estimated fair values of financial instruments at December 31, 2024 were as follows:

		Fair Value Measurements at December 31, 2024 Using
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets
Cash and due from banks	$563,778	$563,778	$—	$—	$563,778
Federal funds sold	430	430	—	—	430
Securities, available for sale	281,097	147,780	127,222	6,095	281,097
Securities, held for maturity	321,622	—	251,458	—	251,458
Loans, net	2,658,969	—	—	2,508,440	2,508,440
Accrued interest receivable	14,850	—	—	14,850	14,850

Liabilities
Deposits	$3,476,260	$—	$—	$3,475,411	3,475,411
Repurchase agreements	7,009	—	—	7,005	7,005
Accrued interest payable	20,437	—	—	20,437	20,437
Long-term advances from Federal Home Loan Bank	135,000	—	—	134,977	134,977
Senior long-term debt	15,169	—	—	15,274	15,274
Junior subordinated debentures	44,745	—	—	45,000	45,000

There is no material difference between the contract amount and the estimated fair value of off-balance sheet items that are primarily comprised of short-term unfunded loan commitments that are generally at market prices.

Note 22. Concentrations of Credit and Other Risks

First Guaranty monitors loan portfolio concentrations by region, collateral type, loan type, and industry on a monthly basis and has established maximum thresholds as a percentage of its capital to ensure that the desired mix and diversification of its loan portfolio is achieved. First Guaranty is compliant with the established thresholds as of December 31, 2025. Personal, commercial and residential loans are granted to customers, most of who reside in northern and southern areas of Louisiana. Although First Guaranty has a diversified loan portfolio, significant portions of the loans are collateralized by real estate located in Tangipahoa Parish and surrounding parishes in Southeast Louisiana. Declines in the Louisiana economy could result in lower real estate values which could, under certain circumstances, result in losses to First Guaranty.

The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers.

Approximately 25.5% of First Guaranty's deposits are derived from local governmental agencies at December 31, 2025. These governmental depositing authorities are generally long-term customers. A number of the depositing authorities are under contractual obligation to maintain their operating funds exclusively with First Guaranty. In most cases, First Guaranty is required to pledge securities or letters of credit issued by the Federal Home Loan Bank to the depositing authorities to collateralize their deposits. Under certain circumstances, the withdrawal of all of, or a significant portion of, the deposits of one or more of the depositing authorities may result in a temporary reduction in liquidity, depending primarily on the maturities and/or classifications of the securities pledged against such deposits and the ability to replace such deposits with either new deposits or other borrowings. Public fund deposits totaled $0.9 billion at December 31, 2025.

Note 23. Subsequent Events

On March 10, 2026, First Guaranty and its wholly owned subsidiary, First Guaranty Bank, entered into a definitive purchase and assumption agreement with Armstrong Bank, headquartered in Muskogee, Oklahoma, for the sale of First Guaranty Bank’s Texas operations. The transaction has been approved by the respective boards of directors of the parties and is expected to close during the third quarter of 2026, subject to customary regulatory approvals and other closing conditions.

Pursuant to the agreement, First Guaranty Bank will exit the Texas market through the sale of its five Texas branch locations, consisting of four branches in the Dallas–Fort Worth metropolitan area and one branch in Waco, Texas. The transaction is expected to include approximately $270 million in deposits and approximately $110 million in loans. The transaction provides for a deposit premium of 7.65% and is expected to increase First Guaranty Bank’s Tier 1 leverage ratio by approximately 100 basis points upon closing.

On March 20, 2026, First Guaranty entered into a second amendment to its promissory note with Smith & Tate Investment, L.L.C., which further amends the promissory note originally dated October 5, 2023, as previously amended on June 4, 2025. The second amendment extends the existing waiver of quarterly principal payments from March 31, 2026 through March 31, 2028 and extends First Guaranty’s option during this period to satisfy interest payments either in cash or through the issuance of shares of the Company’s common stock, based on the closing bid price immediately preceding the interest payment date. Smith & Tate is controlled by Edgar Ray Smith, III, a director and principal shareholder of First Guaranty.

On March 20, 2026, First Guaranty entered into a second amendment to its Floating Rate Subordinated Note due March 28, 2034 with Smith & Tate, which further amended the subordinated note previously amended on June 4, 2025. The second amendment extends First Guaranty’s ability to elect to satisfy quarterly interest payments either in cash or through the issuance of shares of First Guaranty’s common stock, based on the closing bid price immediately preceding the interest payment date. Smith & Tate is controlled by Edgar Ray Smith, III, a director and principal shareholder of First Guaranty.

Note 24. Condensed Parent Company Information

The following condensed financial information reflects the accounts and transactions of First Guaranty Bancshares, Inc. for the dates indicated:

First Guaranty Bancshares, Inc.
Condensed Balance Sheets

	December 31,
(in thousands)	2025	2024
Assets
Cash	$3,883	$2,541
Investment in bank subsidiary	263,878	310,558
Other assets	2,761	2,707
Total Assets	$270,522	$315,806

Liabilities and Shareholders' Equity
Short-term debt	—	—
Senior long-term debt	14,203	15,169
Junior subordinated debentures	29,805	44,745
Other liabilities	296	843
Total Liabilities	44,304	60,757
Shareholders' Equity	226,218	255,049
Total Liabilities and Shareholders' Equity	$270,522	$315,806

First Guaranty Bancshares, Inc.
Condensed Statements of Income

	December 31,
(in thousands)	2025	2024
Operating Income
Dividends received from bank subsidiary	$—	$9,330
Net gains on sale of equity securities	—	—
Other income	652	655
Total operating income	652	9,985

Operating Expenses
Interest expense	4,365	5,748
Salaries & Benefits	145	205
Other expenses	952	1,076
Total operating expenses	5,462	7,029

(Loss) income before income tax benefit and increase in equity in undistributed earnings of subsidiary	(4,810)	2,956
Income tax benefit	1,028	1,352
(Loss) income before (decrease) increase in equity in undistributed earnings of subsidiary	(3,782)	4,308
(Decrease) increase in equity in undistributed earnings of subsidiary	(52,240)	8,140
Net (Loss) Income	$(56,022)	$12,448

First Guaranty Bancshares, Inc.
Condensed Statements of Cash Flows

	December 31,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$(56,022)	$12,448
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in equity in undistributed earnings of subsidiary	52,240	(8,140)
Depreciation and amortization	—	—
Net change in other assets and liabilities, net	1,974	729
Net cash (used in) provided by operating activities	(1,808)	5,037

Cash flows from investing activities:
Proceeds from sales of equity securities	—	—
Funds invested in equity securities	—	—
Funds invested in bank subsidiary	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities:
Net increase (decrease) in short-term borrowings	—	(10,000)
Proceeds from long-term borrowings, net of costs	—	29,700
Repayment of long-term debt	(1,008)	(24,030)
Net proceeds from issuance of common stock	7,046	—
Subsidiary payment for stock grants issued	—	334
Dividends paid	(2,888)	(7,455)
Net cash provided by (used in) financing activities	3,150	(11,451)

Net increase (decrease) in cash and cash equivalents	1,342	(6,414)
Cash and cash equivalents at the beginning of the period	2,541	8,955
Cash and cash equivalents at the end of the period	$3,883	$2,541
Note 25. Segment Reporting

First Guaranty is engaged in a single line of business as a financial institution, which provides a full range of banking, financial and trust services to state, county and local government entities and individuals and small and commercial businesses. First Guaranty has identified its President and Chief Executive Officer as the chief operating decision maker (“CODM”), who uses consolidated net income (see Consolidated Statements of Income) to determine how resources should be allocated and manage First Guaranty. First Guaranty’s operations constitute a single operating segment and therefore, a single reportable segment, because the CODM manages the business activities using information of First Guaranty as a whole. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies described in Note 1 included in Form 10-K for the year ended December 31, 2025. First Guaranty’s most significant reported source of income and expense are interest income and interest expense (see Consolidated Statements of Income). The remaining significant segment income and expenses are described in the Consolidated Statements of Income.

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

For further information, see "Management's annual report on internal control over financial reporting" below. Other than as described below under “Remediation of Material Weakness,” there was no change in First Guaranty's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, First Guaranty's internal control over financial reporting.

Remediation of Material Weakness

As previously reported in Part I, Item 4 of our Quarterly Reports on Form 10-Q for the quarters ended June 30 and September 30, 2025, management identified a material weakness in our internal control over financial reporting. Management determined that First Guaranty did not effectively perform controls on a timely basis relating to the loan operations quality control review function for new loans originated during the period. Several remediation steps were taken which included new leadership, additional staff, and enhanced monitoring processes by the loan department leadership. Additional testing of controls was completed during the fourth quarter of 2025. First Guaranty has concluded that the material weakness has been effectively remediated as of December 31, 2025.

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

Based on our evaluation under the framework in Internal Control – Integrated Framework, Management concluded that internal control over financial reporting was effective as of December 31, 2025.

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

Part IV
Item 15 - Exhibits and Financial Statement Schedules

(a) 1	Consolidated Financial Statements

	Item	Page
	First Guaranty Bancshares, Inc. and Subsidiary
	Report of Independent Registered Public Accounting Firm (PCAOB Firm ID No. 274)	71
	Consolidated Balance Sheets - December 31, 2025 and 2024	75
	Consolidated Statements of Income – Years Ended December 31, 2025 and 2024	76
	Consolidated Statements of Comprehensive Income – Years Ended December 31, 2025 and 2024	77
	Consolidated Statements of Changes in Shareholders' Equity – Years Ended December 31, 2025 and 2024	78
	Consolidated Statements of Cash Flows - Years Ended December 31, 2025 and 2024	80
	Notes to Consolidated Financial Statements	81

2	Consolidated Financial Statement Schedules
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

4.7	Form of Depositary Receipt representing Depositary Shares (12)
10.1	Subordinated Note Purchase Agreement, dated as of June 21, 2022, by and between First Guaranty Bancshares, Inc. and Edgar Ray Smith, III. (7)
10.1	Subordinated Note Purchase Agreement, dated as of March 28, 2024, by and between First Guaranty Bancshares, Inc. and Smith & Tate Investment, L.L.C. (25)
10.1	Loan Agreement, dated as of October 5, 2023, by and between First Guaranty Bancshares, Inc. and Burke & Herbert Bank & Trust Company (19)
10.2	Term Note, dated as of October 5, 2023, by and between First Guaranty Bancshares, Inc. and Burke & Herbert Bank & Trust Company (20)
10.3	Revolving Credit Note, dated as of October 5, 2023, by and between First Guaranty Bancshares, Inc. and Burke & Herbert Bank & Trust Company (21)
10.4	Pledge and Security Agreement, dated as of October 5, 2023, by and between First Guaranty Bancshares, Inc. and Burke & Herbert Bank & Trust Company (22)
10.11	First Guaranty Bank Equity Bonus Plan (17).
10.12	Form of Voting Agreement (16).
10.13	Exchange Agreement, dates as of June 16, 2025, by and between First Guaranty Bancshares, Inc. and Edgar Ray Smith, III (26)

10.14	First Amendment to the Promissory Note, dated as of June 4, 2025, by and between First Guaranty Bancshares, Inc. and Smith & Tate Investments, L.L.C. (27)
10.15
First Amendment to the First Guaranty Bancshares, Inc. Floating Rate Subordinated Note due March 28, 2034, dated as of June 4, 2025, by and between First Guaranty Bancshares, Inc. and Smith & Tate Investments, L.L.C. (28)

14.3	First Guaranty Bancshares, Inc. and Subsidiary Code of Conduct and Ethics for Employees, Officers and Directors (13).
14.4	First Guaranty Bancshares, Inc. Code of Ethics for Senior Financial Officers (14).
19.1	First Guaranty Bancshares, Inc. Insider Trading Policy (29)
21	Subsidiaries of the First Guaranty Bancshares, Inc.(8)
23.1	Consent of EisnerAmper, LLP.
23.2	Consent of Griffith, DeLaney, Hillman & Lett CPA, PSC.
31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13(a)-15(e) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13(a)-15(e) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback policy (30)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.PRE	XBRL Taxonomy Extension Label Linkbase.
101.LAB	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data (formatted as Inline XBRL and included in Exhibit 101).
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
(26)Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on July 7, 2025.
(27)Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on July 7, 2025.
(28)Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on July 7, 2025.
(29)Incorporated by reference to the Exhibit 19.1 to the Annual Report on Form 10-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on March 17, 2025.
(30)Incorporated by reference to the Exhibit 97.1 to the Annual Report on Form 10-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on March 17, 2025.

*Management contract or compensatory plan or arrangement.

Item 16 - Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, First Guaranty has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST GUARANTY BANCSHARES, INC.

Dated: March 31, 2026

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of First Guaranty and in the capacities and on the dates indicated.

/s/ Michael R. Mineer	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2026
Michael R. Mineer

/s/ Eric J. Dosch	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 31, 2026
Eric J. Dosch

/s/ Marshall T. Reynolds	Chairman of the Board	March 31, 2026
Marshall T. Reynolds

/s/ Robert W. Walker	Director	March 31, 2026
Robert W. Walker

/s/ Jack Rossi	Director	March 31, 2026
Jack Rossi

/s/ Edgar R. Smith, III	Director	March 31, 2026
Edgar R. Smith, III

/s/ Vanessa R. Drew	Director	March 31, 2026
Vanessa R. Drew

/s/ Bruce McAnally	Director	March 31, 2026
Bruce McAnally