Form 10-Q
period 2026-03-31
First Guaranty Bancshares, Inc.
filed 2026-05-13
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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
Yes ☐ No ☒

As of May 12, 2026 the registrant had 16,464,248 shares of $1 par value common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.     Consolidated Financial Statements
FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents:
Cash and due from banks	$733,223	$845,150
Federal funds sold	544	551
Cash and cash equivalents	733,767	845,701

Interest-earning time deposits with banks	250	250

Investment securities:
Available for sale, at fair value (cost of $859,464 and $674,139, respectively)	853,913	676,592
Held to maturity, at cost and net of allowance for credit losses of $150 (estimated fair value of $265,579 and $268,094, respectively)	322,939	322,675
Investment securities	1,176,852	999,267

Federal Home Loan Bank stock, at cost	10,324	10,206

Loans, net of unearned income	1,924,577	2,069,802
Less: allowance for credit losses	38,488	40,755
Net loans	1,886,089	2,029,047

Premises and equipment, net	58,753	59,585
Intangible assets, net	2,429	2,638
Other real estate, net	28,872	35,084
Accrued interest receivable	13,920	12,455
Other assets	47,286	84,088
Total Assets	$3,958,542	$4,078,321

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$411,764	$414,604
Interest-bearing demand	1,100,162	1,165,061
Savings	217,316	213,936
Time	1,778,302	1,839,276
Total deposits	3,507,544	3,632,877

Repurchase agreements	7,119	7,119
Accrued interest payable	22,558	17,637
Long-term advances from Federal Home Loan Bank	135,000	135,000
Senior long-term debt	14,210	14,203
Junior subordinated debentures	29,820	29,805
Other liabilities	18,301	15,462
Total Liabilities	3,734,552	3,852,103

Shareholders' Equity
Preferred stock, Series A - $1,000 par value - 100,000 shares authorized
Non-cumulative perpetual; 34,500 shares issued and outstanding	33,058	33,058
Common stock, $1 par value - 100,600,000 shares authorized; 16,028,044 and 15,793,433 shares issued and outstanding	16,028	15,793
Surplus	172,209	170,621
Retained earnings	16,058	14,055
Accumulated other comprehensive (loss) income	(13,363)	(7,309)
Total Shareholders' Equity	223,990	226,218
Total Liabilities and Shareholders' Equity	$3,958,542	$4,078,321
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
(in thousands, except share data)	2026	2025
Interest Income:
Loans (including fees)	$33,279	$42,969
Deposits with other banks	8,637	5,999
Securities (including FHLB stock)	10,359	5,495
Total Interest Income	52,275	54,463

Interest Expense:
Demand deposits	9,610	12,204
Savings deposits	946	1,262
Time deposits	18,599	15,890
Borrowings	2,431	2,884
Total Interest Expense	31,586	32,240

Net Interest Income	20,689	22,223
Less: Provision for credit losses	2,625	14,548
Net Interest Income after Provision for Credit Losses	18,064	7,675

Noninterest Income:
Service charges, commissions and fees	758	849
ATM and debit card fees	642	747
Net gains on securities	1	—
Net gains on sale of assets	44	4
Other	763	754
Total Noninterest Income	2,208	2,354

Noninterest Expense:
Salaries and employee benefits	7,352	8,441
Occupancy and equipment expense	2,464	2,640
Other	6,913	6,936
Total Noninterest Expense	16,729	18,017

Income (Loss) Before Income Taxes	3,543	(7,988)
Provision (benefit) for income taxes	800	(1,822)
Net Income (Loss)	2,743	(6,166)
Less: Preferred stock dividends	582	582
Net Income (Loss) Available to Common Shareholders	$2,161	$(6,748)

Per Common Share:
Earnings (Loss)	$0.14	$(0.54)
Cash dividends paid	$0.01	$0.01

Weighted Average Common Shares Outstanding	15,796,040	12,506,792
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Net Income (Loss)	$2,743	$(6,166)
Other comprehensive (loss) income:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(7,662)	2,137
Reclassification adjustments for (gains) losses included in net income	(1)	—
Change in unrealized (losses) gains on securities	(7,663)	2,137
Tax impact	1,609	(449)
Other comprehensive (loss) income	(6,054)	1,688
Comprehensive Loss	$(3,311)	$(4,478)
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

	Preferred Stock $1,000 Par	Common Stock $1 Par	Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
(in thousands, except per share data)
Balance December 31, 2024	$33,058	$12,505	$149,389	$72,965	$(12,868)	$255,049
Net (loss) income	—	—	—	(6,166)	—	(6,166)
Common Stock issued in private placement, 186,787 shares	—	186	1,395	—	—	1,581
Other comprehensive income	—	—	—	—	1,688	1,688
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.01 per share)	—	—	—	(125)	—	(125)
Balance March 31, 2025 (unaudited)	$33,058	$12,691	$150,784	$66,092	$(11,180)	$251,445

Balance December 31, 2025	$33,058	$15,793	$170,621	$14,055	$(7,309)	$226,218
Net income	—	—	—	2,743	—	2,743
Common Stock issued in private placement, 128,704 shares	—	129	871	—	—	1,000
Common Stock issued as payment-in-kind, 105,907 shares	—	106	717	—	—	823
Other comprehensive (loss) income	—	—	—	—	(6,054)	(6,054)
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.01 per share)	—	—	—	(158)	—	(158)
Balance March 31, 2026 (unaudited)	$33,058	$16,028	$172,209	$16,058	$(13,363)	$223,990
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash Flows From Operating Activities
Net income (loss)	$2,743	$(6,166)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	2,625	14,548
Depreciation and amortization	977	1,095
Change in right of use asset	229	124
Amortization/Accretion of investments	(1,112)	(1,430)
(Gain) loss on sale/call of securities	(1)	—
Gain on sale of assets	(44)	(4)
Repossessed asset write downs, gains and losses on dispositions	50	14
Interest expense paid-in-kind	823	—
FHLB stock dividends	(118)	(129)
Change in operating lease liabilities	(230)	(115)
Change in other assets and liabilities, net	44,651	(2,548)
Net Cash Provided By Operating Activities	50,593	5,389

Cash Flows From Investing Activities
Proceeds from maturities and calls of HTM securities	—	2
Proceeds from maturities, calls and sales of AFS securities	54,245	110,649
Funds invested in AFS securities	(238,381)	(99,276)
Net decrease in loans	139,451	174,355
Purchase of premises and equipment	(167)	(208)
Proceeds from sales of premises and equipment	338	4
Proceeds from sales of other real estate owned	7,060	130
Net Cash (Used In) Provided By Investing Activities	(37,454)	185,656

Cash Flows From Financing Activities
Net decrease in deposits	(125,333)	(136,794)
Net increase (decrease) in federal funds purchased and short-term borrowings	—	104
Repayment of long-term borrowings	—	(1,008)
Proceeds from issuance of common stock	1,000	1,581
Dividends paid on preferred stock	(582)	(582)
Dividends paid on common stock	(158)	(125)
Net Cash Used In Financing Activities	(125,073)	(136,824)

Net (Decrease) Increase In Cash and Cash Equivalents	(111,934)	54,221
Cash and Cash Equivalents at the Beginning of the Period	845,701	564,208
Cash and Cash Equivalents at the End of the Period	$733,767	$618,429

Noncash Activities:
Acquisition of real estate in settlement of loans	$882	$—
Common stock issued for payment-in-kind	$823	$—

Cash Paid During The Period:
Interest on deposits and borrowed funds	$26,665	$33,172
Federal income taxes	$—	$2,000
 See Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements and the footnotes of First Guaranty Bancshares, Inc. ("First Guaranty") thereto should be read in conjunction with the audited consolidated financial statements and note disclosures for First Guaranty previously filed with the Securities and Exchange Commission in First Guaranty's Annual Report on Form 10-K for the year ended December 31, 2025.

The consolidated financial statements include the accounts of First Guaranty Bancshares, Inc. and its wholly owned subsidiary First Guaranty Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations at March 31, 2026 and for the three-month periods ended March 31, 2026 and 2025 are not necessarily indicative of the results expected for the full year or any other interim period. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for credit losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the valuation of the deferred tax asset, and the valuation of investment securities.

Note 2. Recent Accounting Pronouncements

Accounting Standards Adopted in 2026

None.

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

Note 3. Securities

A summary comparison of securities by type at March 31, 2026 and December 31, 2025 is shown below.

	March 31, 2026				December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasuries	$73,940	$—	$(33)	$73,907	$98,123	$26	$—	$98,149
Corporate debt securities	5,480	—	(91)	5,389	6,500	—	(51)	6,449
Municipal bonds	14,868	46	(973)	13,941	21,211	218	(373)	21,056
Collateralized mortgage obligations	494,435	474	(3,989)	490,920	301,685	1,232	(336)	302,581
Mortgage-backed securities	270,741	759	(1,744)	269,756	246,620	2,085	(348)	248,357
Total available for sale securities	$859,464	$1,279	$(6,830)	$853,913	$674,139	$3,561	$(1,108)	$676,592

Held to maturity:
U.S. Government Agencies	$267,842	$—	$(53,750)	$214,092	$267,626	$—	$(51,627)	$215,999
Corporate debt securities	55,247	8	(3,768)	51,487	55,199	8	(3,112)	52,095
Total held to maturity securities	$323,089	$8	$(57,518)	$265,579	$322,825	$8	$(54,739)	$268,094

The scheduled maturities of securities at March 31, 2026, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to calls or prepayments. Mortgage-backed securities are not due at a single maturity because of amortization and potential prepayment of the underlying mortgages. For this reason, they are presented separately in the maturity table below:

	At March 31, 2026
(in thousands)	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$75,129	$75,077
Due after one year through five years	8,868	8,697
Due after five years through 10 years	8,643	7,997
Over 10 years	1,648	1,466
Subtotal	94,288	93,237
Collateralized mortgage obligations	494,435	490,920
Mortgage-backed securities	270,741	269,756
Total available for sale securities	$859,464	$853,913

Held to maturity:
Due in one year or less	$—	$—
Due after one year through five years	60,479	55,865
Due after five years through 10 years	101,929	89,166
Over 10 years	160,681	120,548
Total held to maturity securities	$323,089	$265,579

At March 31, 2026, $740.3 million of First Guaranty's securities were pledged to secure public funds deposits and borrowings. The pledged securities had a market value of $688.4 million as of March 31, 2026.

Accrued interest receivable on First Guaranty's investment securities was $4.9 million and $3.0 million at March 31, 2026 and December 31, 2025, respectively, and was included in accrued interest receivable on the consolidated balance sheet. First Guaranty had a $0.2 million allowance for credit losses related to the held to maturity portfolio at March 31, 2026 and December 31, 2025.

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at March 31, 2026.

				At March 31, 2026
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	6	$73,907	$(33)	—	$—	$—	6	$73,907	$(33)
Corporate debt securities	2	1,980	(20)	3	2,429	(71)	5	4,409	(91)
Municipal bonds	42	7,463	(208)	26	5,679	(765)	68	13,142	(973)
Collateralized mortgage obligations	86	400,627	(3,989)	—	—	—	86	400,627	(3,989)
Mortgage-backed securities	44	147,023	(1,429)	6	12,282	(315)	50	159,305	(1,744)
Total available for sale securities	180	$631,000	$(5,679)	35	$20,390	$(1,151)	215	$651,390	$(6,830)

Held to maturity:
U.S. Government Agencies	—	$—	$—	29	$214,092	$(53,750)	29	$214,092	$(53,750)
Corporate debt securities	2	1,795	(148)	54	49,368	(3,620)	56	51,163	(3,768)
Total held to maturity securities	2	$1,795	$(148)	83	$263,460	$(57,370)	85	$265,255	$(57,518)

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at December 31, 2025.

				At December 31, 2025
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	2	$19,646	$—	—	$—	$—	2	$19,646	$—
Corporate debt securities	2	1,989	(11)	4	3,460	(40)	6	5,449	(51)
Municipal bonds	—	—	—	28	6,261	(373)	28	6,261	(373)
Collateralized mortgage obligations	31	137,608	(336)	—	—	—	31	137,608	(336)
Mortgage-backed securities	14	40,812	(130)	10	27,421	(218)	24	68,233	(348)
Total available for sale securities	49	$200,055	$(477)	42	$37,142	$(631)	91	$237,197	$(1,108)

Held to maturity:
U.S. Government Agencies	—	$—	$—	29	$215,999	$(51,627)	29	$215,999	$(51,627)
Corporate debt securities	2	1,805	(136)	54	49,965	(2,976)	56	51,770	(3,112)
Total held to maturity securities	2	$1,805	$(136)	83	$265,964	$(54,603)	85	$267,769	$(54,739)

As of March 31, 2026, 300 of First Guaranty's debt securities had unrealized losses totaling 6.6% of the individual securities' amortized cost basis and 5.4% of First Guaranty's total amortized cost basis of the investment securities portfolio. 118 of the 300 securities had been in a continuous loss position for over 12 months at such date. The 118 securities had an aggregate amortized cost basis of $342.4 million and an unrealized loss of $58.5 million at March 31, 2026. Management has the intent and ability to hold these debt securities until maturity or until anticipated recovery.

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

Corporate debt securities in a loss position consist primarily of corporate bonds issued by businesses in the financial, insurance, utility, manufacturing, industrial, consumer products and oil and gas industries. There were no held to maturity corporate securities with a credit related impairment loss as of March 31, 2026. First Guaranty believes that the remaining issuers will be able to fulfill the obligations of these securities based on evaluations described above. First Guaranty has the ability and intent to hold these securities until they recover, which could be at their maturity dates.

There were no charge-offs recognized on securities during the three months ended March 31, 2026 and 2025. There were no provisions for credit losses recognized on securities during the three months ended March 31, 2026 and 2025.

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

At March 31, 2026, First Guaranty's exposure to bond issuers that exceeded 10% of shareholders' equity is below:

	At March 31, 2026
(in thousands)	Amortized Cost	Fair Value
U.S. Government Treasuries (U.S.)	$73,940	$73,907
Federal Home Loan Bank (FHLB)	32,434	27,172
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	101,889	76,600
Federal Farm Credit Bank (FFCB)	139,839	116,542
Government National Mortgage Association (Ginnie Mae-GNMA)	756,634	752,209
Total	$1,104,736	$1,046,430

Note 4. Loans

The following table summarizes the components of First Guaranty's loan portfolio as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$109,758	5.7%	$149,493	7.2%
Farmland	31,377	1.6%	32,160	1.5%
1- 4 Family	427,518	22.2%	428,773	20.7%
Multifamily	127,973	6.6%	144,235	6.9%
Non-farm non-residential	879,022	45.5%	948,536	45.7%
Total Real Estate	1,575,648	81.6%	1,703,197	82.0%
Non-Real Estate:
Agricultural	37,899	2.0%	35,244	1.7%
Commercial and industrial	214,368	11.1%	228,738	11.0%
Commercial leases	71,110	3.7%	75,617	3.7%
Consumer and other	31,070	1.6%	33,023	1.6%
Total Non-Real Estate	354,447	18.4%	372,622	18.0%
Total Loans Before Unearned Income	1,930,095	100.0%	2,075,819	100.0%
Unearned income	(5,518)		(6,017)
Total Loans Net of Unearned Income	$1,924,577		$2,069,802

Accrued interest receivable on First Guaranty's loans totaled $9.0 million and $9.4 million at March 31, 2026 and December 31, 2025, respectively, and is included in accrued interest receivable on the consolidated balance sheet. Accrued interest receivable is excluded from First Guaranty's estimate of the allowance for credit losses.

The following table summarizes fixed and floating rate loans by contractual maturity, excluding nonaccrual loans, as of March 31, 2026 and December 31, 2025 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	March 31, 2026			December 31, 2025
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$267,278	$214,345	$481,623	$269,181	$200,350	$469,531
More than one to five years	136,014	130,032	266,046	174,719	175,338	350,057
More than five to 15 years	50,973	226,311	277,284	54,639	254,314	308,953
Over 15 years	341,208	509,525	850,733	338,713	548,984	887,697
Subtotal	$795,473	$1,080,213	1,875,686	$837,252	$1,178,986	2,016,238
Nonaccrual loans			54,409			59,581
Total Loans Before Unearned Income			1,930,095			2,075,819
Unearned income			(5,518)			(6,017)
Total Loans Net of Unearned Income			$1,924,577			$2,069,802

Included in floating rate loans are loans that adjust to a floating rate following an initial fixed rate period. The initial fixed rate periods are typically one, three, or five years.

The following tables present the age analysis of past due loans at March 31, 2026 and December 31, 2025:

	As of March 31, 2026
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$10,021	$9,466	$19,487	$90,271	$109,758	$—
Farmland	170	2,633	2,803	28,574	31,377	—
1- 4 family	9,815	8,972	18,787	408,731	427,518	107
Multifamily	174	2,231	2,405	125,568	127,973	—
Non-farm non-residential	5,162	21,912	27,074	851,948	879,022	123
Total Real Estate	25,342	45,214	70,556	1,505,092	1,575,648	230
Non-Real Estate:
Agricultural	561	1,645	2,206	35,693	37,899	—
Commercial and industrial	374	1,224	1,598	212,770	214,368	—
Commercial leases	—	6,483	6,483	64,627	71,110	—
Consumer and other	230	73	303	30,767	31,070	—
Total Non-Real Estate	1,165	9,425	10,590	343,857	354,447	—
Total Loans Before Unearned Income	$26,507	$54,639	$81,146	$1,848,949	$1,930,095	$230
Unearned income					(5,518)
Total Loans Net of Unearned Income					$1,924,577

	As of December 31, 2025
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$42	$9,281	$9,323	$140,170	$149,493	$—
Farmland	17	2,671	2,688	29,472	32,160	—
1- 4 family	12,875	10,531	23,406	405,367	428,773	763
Multifamily	175	2,278	2,453	141,782	144,235	—
Non-farm non-residential	6,456	24,380	30,836	917,700	948,536	33
Total Real Estate	19,565	49,141	68,706	1,634,491	1,703,197	796
Non-Real Estate:
Agricultural	1,263	2,172	3,435	31,809	35,244	—
Commercial and industrial	3,004	2,266	5,270	223,468	228,738	—
Commercial leases	2,123	6,640	8,763	66,854	75,617	—
Consumer and other	527	158	685	32,338	33,023	—
Total Non-Real Estate	6,917	11,236	18,153	354,469	372,622	—
Total Loans Before Unearned Income	$26,482	$60,377	$86,859	$1,988,960	$2,075,819	$796
Unearned income					(6,017)
Total Loans Net of Unearned Income					$2,069,802

The tables above include $54.4 million and $59.6 million of nonaccrual loans at March 31, 2026 and December 31, 2025, respectively. See the tables below for more detail on nonaccrual loans.

The following is a summary of nonaccrual loans by class at the dates indicated:

	As of March 31, 2026
(in thousands)	With Related Allowance	Without Related Allowance	Total
Real Estate:
Construction & land development	$328	$9,138	$9,466
Farmland	214	2,419	2,633
1- 4 family	8,229	636	8,865
Multifamily	167	2,064	2,231
Non-farm non-residential	4,559	17,230	21,789
Total Real Estate	13,497	31,487	44,984
Non-Real Estate:
Agricultural	991	654	1,645
Commercial and industrial	1,224	—	1,224
Commercial leases	5,711	772	6,483
Consumer and other	73	—	73
Total Non-Real Estate	7,999	1,426	9,425
Total Nonaccrual Loans	$21,496	$32,913	$54,409

	As of December 31, 2025
(in thousands)	With Related Allowance	Without Related Allowance	Total
Real Estate:
Construction & land development	$436	$8,845	$9,281
Farmland	224	2,447	2,671
1- 4 family	9,091	677	9,768
Multifamily	197	2,081	2,278
Non-farm non-residential	5,641	18,706	24,347
Total Real Estate	15,589	32,756	48,345
Non-Real Estate:
Agricultural	1,257	915	2,172
Commercial and industrial	912	1,354	2,266
Commercial leases	5,803	837	6,640
Consumer and other	158	—	158
Total Non-Real Estate	8,130	3,106	11,236
Total Nonaccrual Loans	$23,719	$35,862	$59,581

The following table presents First Guaranty's loan portfolio by credit quality classification and origination year as of the date indicated:

	As of March 31, 2026
	Term Loans by Origination Year
(in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Real Estate:
Construction & land development:
Pass	$2,627	$9,050	$6,041	$6,634	$25,632	6,741	$421	$57,146
Special Mention	—	—	83	16,849	12,380	520	—	29,832
Substandard	—	1,649	1,863	17,066	189	2,013	—	22,780
Doubtful	—	—	—	—	—	—	—	—
Total Construction & land development	2,627	10,699	7,987	40,549	38,201	9,274	421	109,758
Current period gross charge-offs	—	—	—	—	—	—	—	—
Farmland
Pass	733	1,458	2,744	2,525	3,659	5,993	1,830	18,942
Special Mention	—	—	120	—	—	1,464	—	1,584
Substandard	—	—	2,838	3,790	30	4,143	50	10,851
Doubtful	—	—	—	—	—	—	—	—
Total Farmland	733	1,458	5,702	6,315	3,689	11,600	1,880	31,377
Current period gross charge-offs	—	—	—	—	—	—	—	—
1- 4 family
Pass	8,402	33,829	51,802	84,888	89,883	115,737	7,198	391,739
Special Mention	123	—	67	523	1,811	4,973	120	7,617
Substandard	—	2,424	3,301	5,272	4,274	12,509	382	28,162
Doubtful	—	—	—	—	—	—	—	—
Total 1- 4 family	8,525	36,253	55,170	90,683	95,968	133,219	7,700	427,518
Current period gross charge-offs	—	—	28	95	160	1,209	—	1,492
Multifamily
Pass	—	—	431	6,674	28,667	11,492	3,932	51,196
Special Mention	—	—	—	22,947	14	40,167	—	63,128
Substandard	—	—	—	341	13,308	—	—	13,649
Doubtful	—	—	—	—	—	—	—	—
Total Multifamily	—	—	431	29,962	41,989	51,659	3,932	127,973
Current period gross charge-offs	—	—	—	25	—	—	—	25
Non-farm non-residential
Pass	4,873	14,091	37,541	104,087	148,144	218,787	4,902	532,425
Special Mention	—	194	16,831	21,296	31,095	72,071	29,152	170,639
Substandard	—	839	8,118	42,060	40,236	83,817	888	175,958
Doubtful	—	—	—	—	—	—	—	—
Total non-farm non-residential	4,873	15,124	62,490	167,443	219,475	374,675	34,942	879,022
Current period gross charge-offs	—	—	—	994	205	135	—	1,334
Total Real Estate	16,758	63,534	131,780	334,952	399,322	580,427	48,875	1,575,648

Non-Real Estate:
Agricultural
Pass	253	1,815	1,639	1,214	1,700	3,762	17,619	28,002
Special Mention	—	70	84	180	—	269	78	681
Substandard	—	—	17	17	7,094	1,839	249	9,216
Doubtful	—	—	—	—	—	—	—	—
Total Agricultural	253	1,885	1,740	1,411	8,794	5,870	17,946	37,899
Current period gross charge-offs	—	—	—	28	—	185	—	213
Commercial and industrial
Pass	5,408	34,925	10,980	12,804	5,827	30,579	53,666	154,189

Special Mention	—	33,520	634	2,000	5,069	760	567	42,550
Substandard	—	55	32	18	413	3,147	13,964	17,629
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and industrial	5,408	68,500	11,646	14,822	11,309	34,486	68,197	214,368
Current period gross charge-offs	—	66	1,851	19	57	9	—	2,002
Commercial leases
Pass	—	3,127	3,613	10,671	18,140	7,493	—	43,044
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	12,266	6,952	3,137	—	—	22,355
Doubtful	—	—	—	5,711	—	—	—	5,711
Total Commercial leases	—	3,127	15,879	23,334	21,277	7,493	—	71,110
Current period gross charge-offs	—	—	—	—	—	92	—	92
Consumer and other loans
Pass	1,634	5,597	2,614	10,440	1,109	9,345	—	30,739
Special Mention	—	—	—	—	5	33	—	38
Substandard	—	28	51	47	43	124	—	293
Doubtful	—	—	—	—	—	—	—	—
Total Consumer and other loans	1,634	5,625	2,665	10,487	1,157	9,502	—	31,070
Current period gross charge-offs	31	31	11	72	75	60	—	280
Total Non-Real Estate	7,295	79,137	31,930	50,054	42,537	57,351	86,143	354,447
Total Loans
Pass	23,930	103,892	117,405	239,937	322,761	409,929	89,568	1,307,422
Special Mention	123	33,784	17,819	63,795	50,374	120,257	29,917	316,069
Substandard	—	4,995	28,486	75,563	68,724	107,592	15,533	300,893
Doubtful	—	—	—	5,711	—	—	—	5,711
Total Loans Before Unearned Income	$24,053	$142,671	$163,710	$385,006	$441,859	$637,778	$135,018	$1,930,095
Unearned income								(5,518)
Total Loans Net of Unearned Income								$1,924,577
Total Current Period Gross Charge-offs	$31	$97	$1,890	$1,233	$497	$1,690	$—	$5,438

	As of December 31, 2025
	Term Loans by Origination Year
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Real Estate:
Construction & land development:
Pass	$11,416	$8,479	$6,888	$31,030	$5,894	2,626	$6,005	$72,338
Special Mention	—	32	16,735	12,348	—	120	—	29,235
Substandard	1,273	1,810	41,808	961	2,066	2	—	47,920
Doubtful	—	—	—	—	—	—	—	—
Total Construction & land development	12,689	10,321	65,431	44,339	7,960	2,748	6,005	149,493
Current period gross charge-offs	—	—	—	5,794	—	—	—	5,794
Farmland
Pass	1,474	2,869	2,538	3,697	4,674	1,741	3,037	20,030
Special Mention	—	155	—	30	—	2,607	—	2,792
Substandard	—	2,852	3,797	35	—	2,654	—	9,338
Doubtful	—	—	—	—	—	—	—	—
Total Farmland	1,474	5,876	6,335	3,762	4,674	7,002	3,037	32,160
Current period gross charge-offs	—	—	—	—	—	68	—	68

1- 4 family
Pass	32,828	55,162	88,161	91,666	51,709	72,022	7,636	399,184
Special Mention	—	68	410	1,736	499	3,902	246	6,861
Substandard	2,285	116	4,898	4,535	3,436	6,746	636	22,652
Doubtful	—	—	—	76	—	—	—	76
Total 1- 4 family	35,113	55,346	93,469	98,013	55,644	82,670	8,518	428,773
Current period gross charge-offs	—	—	—	21	180	456	—	657
Multifamily
Pass	2,994	435	6,936	41,186	5,258	6,148	3,658	66,615
Special Mention	—	—	22,950	15	40,890	—	—	63,855
Substandard	—	—	372	13,393	—	—	—	13,765
Doubtful	—	—	—	—	—	—	—	—
Total Multifamily	2,994	435	30,258	54,594	46,148	6,148	3,658	144,235
Current period gross charge-offs	—	—	—	10,670	—	—	—	10,670
Non-farm non-residential
Pass	16,962	38,215	113,566	150,487	65,144	171,799	10,726	566,899
Special Mention	194	16,662	25,187	31,289	10,533	71,231	27,969	183,065
Substandard	878	9,666	38,876	50,372	21,811	70,695	6,274	198,572
Doubtful	—	—	—	—	—	—	—	—
Total non-farm non-residential	18,034	64,543	177,629	232,148	97,488	313,725	44,969	948,536
Current period gross charge-offs	—	9,432	—	33	3,360	66	—	12,891
Total Real Estate	70,304	136,521	373,122	432,856	211,914	412,293	66,187	1,703,197

Non-Real Estate:
Agricultural
Pass	1,713	1,716	1,435	1,779	1,219	2,705	14,328	24,895
Special Mention	70	85	72	1,014	—	79	—	1,320
Substandard	—	20	46	6,187	239	2,297	240	9,029
Doubtful	—	—	—	—	—	—	—	—
Total Agricultural	1,783	1,821	1,553	8,980	1,458	5,081	14,568	35,244
Current period gross charge-offs	—	169	—	—	—	—	—	169
Commercial and industrial
Pass	36,431	14,475	13,846	6,284	28,635	8,722	54,165	162,558
Special Mention	33,579	160	2,098	5,052	607	256	516	42,268
Substandard	135	36	39	697	1,327	4,009	14,052	20,295
Doubtful	—	3,617	—	—	—	—	—	3,617
Total Commercial and industrial	70,145	18,288	15,983	12,033	30,569	12,987	68,733	228,738
Current period gross charge-offs	29	220	599	281	184	26	—	1,339
Commercial leases
Pass	2,902	4,262	11,901	16,586	8,790	—	—	44,441
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	12,831	7,337	3,426	1,457	414	—	25,465
Doubtful	—	—	5,711	—	—	—	—	5,711
Total Commercial leases	2,902	17,093	24,949	20,012	10,247	414	—	75,617
Current period gross charge-offs	—	17,728	18,899	233	7,347	—	—	44,207
Consumer and other loans
Pass	6,860	3,134	11,118	1,433	1,370	8,580	—	32,495
Special Mention	—	—	1	6	36	—	—	43
Substandard	32	37	94	147	142	33	—	485
Doubtful	—	—	—	—	—	—	—	—
Total Consumer and other loans	6,892	3,171	11,213	1,586	1,548	8,613	—	33,023
Current period gross charge-offs	237	189	240	338	259	120	—	1,383
Total Non-Real Estate	81,722	40,373	53,698	42,611	43,822	27,095	83,301	372,622
Total Loans

Pass	113,580	128,747	256,389	344,148	172,693	274,343	99,555	1,389,455
Special Mention	33,843	17,162	67,453	51,490	52,565	78,195	28,731	329,439
Substandard	4,603	27,368	97,267	79,753	30,478	86,850	21,202	347,521
Doubtful	—	3,617	5,711	76	—	—	—	9,404
Total Loans Before Unearned Income	$152,026	$176,894	$426,820	$475,467	$255,736	$439,388	$149,488	$2,075,819
Unearned income								(6,017)
Total Loans Net of Unearned Income								$2,069,802
Total Current Period Gross Charge-offs	$266	$27,738	$19,738	$17,370	$11,330	$736	$—	$77,178

Note 5. Allowance for Credit Losses on Loans

A summary of changes in the allowance for credit losses, by portfolio type, for the three months ended March 31, 2026 and 2025 are as follows:

	For the Three Months Ended March 31,
	2026
(in thousands)	Beginning Allowance (12/31/2025)	Charge-offs	Recoveries	Provision	Ending Allowance (3/31/2026)
Real Estate:
Construction & land development	$2,079	$—	$—	$(423)	$1,656
Farmland	183	—	—	(36)	147
1- 4 family	13,340	(1,492)	203	1,260	13,311
Multifamily	1,377	(25)	—	(528)	824
Non-farm non-residential	12,054	(1,334)	5	(465)	10,260
Total Real Estate	29,033	(2,851)	208	(192)	26,198
Non-Real Estate:
Agricultural	173	(213)	147	140	247
Commercial and industrial	6,271	(2,002)	92	(2,016)	2,345
Commercial leases	1,192	(92)	—	5,559	6,659
Consumer and other	1,007	(280)	99	40	866
Unallocated	3,079	—	—	(906)	2,173
Total Non-Real Estate	11,722	(2,587)	338	2,817	12,290
Total Loans	$40,755	$(5,438)	$546	$2,625	$38,488
Unfunded lending commitments	700	—	—	—	700
Total	$41,455	$(5,438)	$546	$2,625	$39,188

	For the Three Months Ended March 31,
	2025
(in thousands)	Beginning Allowance (12/31/2024)	Charge-offs	Recoveries	Provision	Ending Allowance (3/31/2025)
Real Estate:
Construction & land development	$3,930	$(5,794)	$—	$8,285	$6,421
Farmland	50	—	—	—	50
1- 4 family	9,243	—	10	618	9,871
Multifamily	3,949	—	—	1,345	5,294
Non-farm non-residential	11,531	—	5	3,584	15,120
Total Real Estate	28,703	(5,794)	15	13,832	36,756
Non-Real Estate:
Agricultural	204	(169)	—	52	87
Commercial and industrial	1,994	(418)	25	514	2,115
Commercial leases	1,719	—	—	107	1,826
Consumer and other	1,337	(496)	200	107	1,148
Unallocated	854	—	—	236	1,090
Total Non-Real Estate	6,108	(1,083)	225	1,016	6,266
Total Loans	$34,811	$(6,877)	$240	$14,848	$43,022
Unfunded lending commitments	1,210	—	—	(300)	910
Total	$36,021	$(6,877)	$240	$14,548	$43,932

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio and by recoveries. The result is an allocation of the credit loss reserve from one category to another.

A summary of the allowance along with loans and leases individually and collectively evaluated are as follows:

	As of March 31, 2026
(in thousands)	Allowance Individually Evaluated	Allowance Collectively Evaluated	Total Allowance for Credit Losses	Loans Individually Evaluated	Loans Collectively Evaluated	Total Loans before Unearned Income
Real Estate:
Construction & land development	$255	$1,401	$1,656	$19,337	$90,421	$109,758
Farmland	—	147	147	2,419	28,958	31,377
1- 4 family	1,303	12,008	13,311	8,460	419,058	427,518
Multifamily	—	824	824	8,379	119,594	127,973
Non-farm non-residential	1,000	9,260	10,260	49,810	829,212	879,022
Total Real Estate	2,558	23,640	26,198	88,405	1,487,243	1,575,648
Non-Real Estate:
Agricultural	—	247	247	654	37,245	37,899
Commercial and industrial	28	2,317	2,345	332	214,036	214,368
Commercial leases	5,711	948	6,659	6,483	64,627	71,110
Consumer and other	—	866	866	—	31,070	31,070
Unallocated	—	2,173	2,173	—	—	—
Total Non-Real Estate	5,739	6,551	12,290	7,469	346,978	354,447
Total	$8,297	$30,191	$38,488	$95,874	$1,834,221	1,930,095
Unearned Income						(5,518)
Total Loans Net of Unearned Income						$1,924,577

$88.9 million of loans individually evaluated for impairment as of March 31, 2026 were considered collateral dependent loans.

	As of December 31, 2025
(in thousands)	Allowance Individually Evaluated	Allowance Collectively Evaluated	Total Allowance for Credit Losses	Loans Individually Evaluated	Loans Collectively Evaluated	Total Loans before Unearned Income
Real Estate:
Construction & land development	$—	$2,079	$2,079	$28,237	$121,256	$149,493
Farmland	—	183	183	2,447	29,713	32,160
1- 4 family	857	12,483	13,340	7,816	420,957	428,773
Multifamily	11	1,366	1,377	8,446	135,789	144,235
Non-farm non-residential	1,398	10,656	12,054	41,888	906,648	948,536
Total Real Estate	2,266	26,767	29,033	88,834	1,614,363	1,703,197
Non-Real Estate:
Agricultural	—	173	173	915	34,329	35,244
Commercial and industrial	3,534	2,737	6,271	5,308	223,430	228,738
Commercial leases	—	1,192	1,192	6,548	69,069	75,617
Consumer and other	—	1,007	1,007	—	33,023	33,023
Unallocated	—	3,079	3,079	—	—	—
Total Non-Real Estate	3,534	8,188	11,722	12,771	359,851	372,622
Total	$5,800	$34,955	$40,755	$101,605	$1,974,214	2,075,819
Unearned Income						(6,017)
Total loans net of unearned income						$2,069,802

$91.8 million of loans individually evaluated for impairment as of December 31, 2025 were considered collateral dependent loans.

As of March 31, 2026 and December 31, 2025, First Guaranty had loans totaling $54.4 million and $59.6 million, respectively, not accruing interest. First Guaranty had $0.2 million of loans past due 90 days or more and still accruing interest as of March 31, 2026 as compared to $0.8 million as of December 31, 2025. The average outstanding balance of nonaccrual loans for the three months ended March 31, 2026 was $57.0 million compared to $114.6 million for the year ended December 31, 2025.

The Bank held loans that were individually evaluated for impairment at March 31, 2026 for which the repayment, on the basis of the assessment at the reporting date, is expected to be provided substantially though the operation or sale of the collateral and the borrower is experiencing financial difficulty. The Allowance for Credit Losses for these collateral-dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the type of collateral that secure collateral dependent loans:

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

The Bank did not execute any new reportable modifications to borrowers experiencing financial difficulty (MEFD) during the three months ended March 31, 2026. As of March 31, 2026, loans that had been previously modified for borrowers experiencing financial difficulty consisted of $19.0 million of term extensions, $13.1 million of loan term modifications, and $0.3 million of payment delays. The Bank had no unfunded commitments to borrowers whose terms have been modified as a reportable MEFD as of March 31, 2026.

As of March 31, 2026, there have been no loans that were modified within the previous 12 months for which there has been payment default during the period.

Note 6. Goodwill and Other Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but are evaluated for impairment. First Guaranty performs impairment testing when events or changes in circumstances indicate it is more likely than not that the carrying amount may not be recoverable. As a result of prior impairment testing, no goodwill remains on the balance sheet.

During 2025, First Guaranty performed a quantitative impairment test as of September 30, 2025, using a combination of market and income approaches, including the guideline public company method, guideline precedent transaction method, and discounted cash flow analysis. The test was triggered by First Guaranty's stock price trading below book value and the recent increase in credit provisions. Based on the results of the test, First Guaranty concluded the goodwill of $12.9 million was impaired and recorded a one-time non-cash impairment charge during 2025. No goodwill impairment charges were recorded in periods prior to 2025.

Other intangible assets continue to be amortized over their useful lives. Loan servicing assets totaled $0.2 million at March 31, 2026 and $0.3 million at December 31, 2025. Other intangible assets recorded include core deposit intangibles, which are subject to amortization. The weighted-average amortization period remaining for First Guaranty's core deposit intangibles is 3.0 years at March 31, 2026. The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions.

Note 7. Other Real Estate (ORE)

Other real estate owned consists of the following at the dates indicated:

(in thousands)	March 31, 2026	December 31, 2025
Other Real Estate Owned:
Residential	$851	$351
Construction & land development	1,161	8,161
Non-farm non-residential	26,860	26,572
Total Other Real Estate Owned	$28,872	$35,084

During 2025, First Guaranty transferred $4.4 million of existing bank owned properties previously used as either operating branches or future branch development to other real estate owned. The properties were for sale as of March 31, 2026.

Loans secured by one-to-four family residential properties in the process of foreclosure totaled $1.6 million as of March 31, 2026.

Note 8. Borrowings

During the three months ended March 31, 2026, First Guaranty entered into amendments to further amend the promissory note for the senior debt owed to a related party and subordinated note to a related party which allows First Guaranty to extend the waiver of principal payments and permit quarterly interest payments in cash or shares of common stock through March 31, 2028.

First Guaranty issued 28,687 shares of common stock for payment in kind ("PIK") interest due on the senior debt for the quarter ended March 31, 2026. First Guaranty issued 77,220 shares of common stock as PIK payments of interest on a $30.0 million subordinated debt for the quarter ended March 31, 2026.

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

Below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at March 31, 2026 and December 31, 2025:

Contract Amount

(in thousands)	March 31, 2026	December 31, 2025
Commitments to Extend Credit	$42,104	$70,846
Unfunded Commitments under lines of credit	$154,623	$161,690
Commercial and Standby letters of credit	$18,806	$18,531

Allowance For Credit Losses - Off- Balance-Sheet Credit Exposures

The provision for credit losses on unfunded commitments was $0 for the three months ended March 31, 2026 compared to a reversal of $0.3 million for the three months ended March 31, 2025. The ACL on off-balance-sheet credit exposures totaled $0.7 million at March 31, 2026 and December 31, 2025 and is included in other liabilities on the accompanying consolidated balance sheets.

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

On June 28, 2024 First Guaranty sold three properties owned by it, two stand-alone branches and a portion of the headquarters building which also contains a branch, to a partnership owned by certain directors of First Guaranty. The aggregate purchase price was approximately $14.7 million, and all of the properties are located in Louisiana. First Guaranty concurrently entered into absolute net lease agreements with the partnership under which First Guaranty will lease each of the properties.

As a result of the sale-leaseback transaction, First Guaranty recorded operating right-of-use ("ROU") assets and corresponding lease liabilities of $11.5 million and $11.5 million, respectively. Each lease agreement had an initial term of 15 years with specified renewal options, and aggregate annual lease payments totaled approximately $1.3 million. The sale-leaseback transaction resulted in a pre-tax gain of approximately $13.3 million.

On April 29, 2026, First Guaranty repurchased the properties for an aggregate purchase price of $14.8 million. Upon repurchase, the related lease agreements were terminated and no further lease payments are required. Lease expense associated with the sale‑leaseback arrangement totaled approximately $0.3 million per quarter prior to termination. As a result of the repurchase, this lease expense will be eliminated and partially offset by depreciation expense, which is expected to increase by approximately $0.2 million per quarter.

Information concerning First Guaranty’s leases is as follows:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Weighted-average lease term (in years)	12.8	14.0
Weighted-average discount rate	7.9%	7.9%

First Guaranty’s operating lease ROU assets were $10.9 million and $11.1 million at March 31, 2026 and December 31, 2025, respectively, and the related operating lease liabilities were $10.9 million and $11.2 million, respectively. The ROU asset is included in Other Assets on the balance sheet, and the related operating lease liabilities are included in Other Liabilities.

Operating lease expense, including short-term leases, is included in occupancy expense in the amount of $0.5 million and $0.4 million for the three months ended March 31, 2026 and March 31, 2025, respectively. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Cash payment for amounts included in the measurement of lease liabilities of $0.4 million and $0.4 million were included in operating cash flows for the respective three-month periods.

The following table reports minimum lease payments under non-cancelable operating leases at March 31, 2026:

(in thousands)
2026	$1,055
2027	1,406
2028	1,351
2029	1,307
2030	1,326
Thereafter	11,471
Total lease payments	17,916
Less: interest	(6,981)
Present value of lease liabilities	$10,935

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified within Level 3 in First Guaranty's portfolio as of March 31, 2026 include corporate debt and municipal securities.

Loan individually evaluated for impairment. Fair value is measured by either the fair value of the collateral if the loan is collateral dependent (Level 2 or Level 3), or the present value of expected future cash flows, discounted at the loan's effective interest rate (Level 3). Fair value of the collateral is determined by appraisals or by independent valuation.

Other real estate owned. Properties are recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values of other real estate owned ("OREO") are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement or amounts commonly used in real estate transactions. Inputs include appraisal values or recent sales activity for similar assets in the property's market; thus, OREO measured at fair value would be classified within either Level 2 or Level 3 of the hierarchy. First Guaranty transferred $4.4 million of existing bank owned properties previously used as either operating branches or future branch development to other real estate owned. Those properties were available for sale as of March 31, 2026. The properties are included in Level 3 as of March 31, 2026.

Certain non-financial assets and non-financial liabilities are measured at fair value on a non-recurring basis including assets and liabilities related to reporting units measured at fair value in the testing of goodwill impairment, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	March 31, 2026	December 31, 2025
Available for Sale Securities Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$73,908	$98,149
Level 2: Significant Other Observable Inputs	764,224	555,565
Level 3: Significant Unobservable Inputs	15,781	22,878
Securities available for sale measured at fair value	$853,913	$676,592

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

The change in Level 1 securities available for sale from December 31, 2025 to March 31, 2026 was due to a net decrease in Treasury bills of $24.2 million. There were no transfers between Level 2 and Level 3 from December 31, 2025 to March 31, 2026. There were no transfers between Level 1 and 2 securities available for sale from December 31, 2025 to March 31, 2026.

The following table reconciles assets measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Level 3 Changes
(in thousands)	March 31, 2026	December 31, 2025
Balance, beginning of year	$22,878	$6,095
Total gains or losses (realized/unrealized):
Included in earnings	—	—
Included in other comprehensive income	(773)	121
Purchases, sales, issuances and settlements, net	(6,324)	(473)
Transfers in and/or out of Level 3	—	17,135
Balance as of end of period	$15,781	$22,878

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held as of March 31, 2026.

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of March 31, 2026 and December 31, 2025, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At March 31, 2026	At December 31, 2025
Fair Value Measurements Using: Loans Individually Evaluated for Impairment
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	—	—
Level 3: Significant Unobservable Inputs	36,295	43,809
Loans individually evaluated for impairment measured at fair value	$36,295	$43,809

Fair Value Measurements Using: Other Real Estate Owned
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	—	—
Level 3: Significant Unobservable Inputs	28,872	35,084
Other real estate owned measured at fair value	$28,872	$35,084

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

The carrying amounts and estimated fair values of financial instruments at March 31, 2026 were as follows:

	Fair Value Measurements at March 31, 2026 Using
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets
Cash and due from banks	$733,223	$733,223	$—	$—	$733,223
Federal funds sold	544	544	—	—	544
Securities, available for sale	853,913	73,908	764,224	15,781	853,913
Securities, held for maturity	322,939	—	265,579	—	265,579
Loans held for sale	—	—	—	—	—
Loans, net	1,886,089	—	—	1,881,395	1,881,395
Accrued interest receivable	13,920	—	—	13,920	13,920

Liabilities
Deposits	$3,507,544	$—	$—	$3,507,868	3,507,868
Repurchase agreements	7,119	—	—	7,120	7,120
Accrued interest payable	22,558	—	—	22,558	22,558
Long-term advances from Federal Home Loan Bank	135,000	—	—	135,745	135,745
Senior long-term debt	14,210	—	—	14,266	14,266
Junior subordinated debentures	29,820	—	—	30,000	30,000

The carrying amounts and estimated fair values of financial instruments at December 31, 2025 were as follows:

		Fair Value Measurements at December 31, 2025 Using
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets
Cash and due from banks	$845,150	$845,150	$—	$—	$845,150
Federal funds sold	551	551	—	—	551
Securities, available for sale	676,592	98,149	555,565	22,878	676,592
Securities, held for maturity	322,675	—	268,094	—	268,094
Loans, net	2,029,047	—	—	2,025,685	2,025,685
Accrued interest receivable	12,455	—	—	12,455	12,455

Liabilities
Deposits	$3,632,877	$—	$—	$3,643,821	3,643,821
Repurchase agreements	7,119	—	—	7,160	7,160
Accrued interest payable	17,637	—	—	17,637	17,637
Long-term advances from Federal Home Loan Bank	135,000	—	—	136,529	136,529
Senior long-term debt	14,203	—	—	14,266	14,266
Junior subordinated debentures	29,805	—	—	30,000	30,000

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of First Guaranty's financial condition and results of operations is intended to highlight the significant factors affecting First Guaranty's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data at March 31, 2026 and for the three months ended March 31, 2026 and 2025 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly First Guaranty's financial position and results of operations for such periods.

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

First Quarter and Three Months Ended March 31, 2026, Financial Overview

First Guaranty Bancshares is a Louisiana corporation and a financial holding company headquartered in Hammond, Louisiana. Our wholly-owned subsidiary, First Guaranty Bank, a Louisiana-chartered commercial bank, provides personalized commercial banking services primarily to Louisiana and Texas customers through 30 banking facilities primarily located in the MSAs of Hammond, Baton Rouge, Lafayette, Shreveport-Bossier City, and Alexandria, Louisiana and Dallas-Fort Worth-Arlington, Waco, Texas and Mideast markets in Kentucky and West Virginia. As announced in a Current Report on Form 8-K filed on March 10, 2026, First Guaranty has entered into a purchase and assumption agreement pursuant to which it would exit the Dallas-Fort Worth-Arlington and Waco, Texas markets. We emphasize personal relationships and localized decision making to ensure that products and services are matched to customer needs. We compete for business principally on the basis of personal service to customers, customer access to officers and directors and competitive interest rates and fees.

Financial highlights for the first quarter and three months ended March 31, 2026 are as follows:

•Net income (loss) for the three months ended March 31, 2026 and 2025 was $2.7 million and $(6.2) million, respectively, an increase of $8.9 million.

•Total assets decreased $119.8 million and were $4.0 billion at March 31, 2026 compared to $4.1 billion at December 31, 2025. Total loans at March 31, 2026 were $1.9 billion, a decrease of $145.2 million, or 7.0%, compared with December 31, 2025. Total deposits were $3.5 billion at March 31, 2026, a decrease of $125.3 million, or 3.4%, compared with December 31, 2025. Retained earnings were $16.1 million at March 31, 2026, an increase of $2.0 million compared to $14.1 million at December 31, 2025. Shareholders' equity was $224.0 million and $226.2 million at March 31, 2026 and December 31, 2025, respectively.

•Earnings (loss) per common share were $0.14 and $(0.54) for the three months ended March 31, 2026 and 2025, respectively. Total weighted average shares outstanding were 15,796,040 and 12,506,792 for the three months ended March 31, 2026 and 2025, respectively.

•The allowance for credit losses was 2.00% of total loans at March 31, 2026 compared to 1.97% at December 31, 2025.

•Net interest income for the three months ended March 31, 2026 was $20.7 million compared to $22.2 million for the three months ended March 31, 2025.

•The provision for credit losses for the three months ended March 31, 2026 was $2.6 million compared to $14.5 million for the three months ended March 31, 2025.

•Charge-offs were $5.4 million during the three months ended March 31, 2026 and $6.9 million during the same period in 2025. Recoveries totaled $0.5 million during the three months ended March 31, 2026 and $0.2 million during the same period in 2025.

•First Guaranty had $28.9 million of other real estate owned as of March 31, 2026 compared to $35.1 million at December 31, 2025.

•The net interest margin for the three months ended March 31, 2026 was 2.07% which was a decrease of 28 basis points from the net interest margin of 2.35% for the same period in 2025. Loans as a percentage of average interest earning assets decreased to 49.5% at March 31, 2026 compared to 68.5% at March 31, 2025.

•Investment securities totaled $1.2 billion at March 31, 2026, an increase of $177.6 million when compared to $999.3 million at December 31, 2025. At March 31, 2026, available for sale securities, at fair value, totaled $853.9 million, an increase of $177.3 million when compared to $676.6 million at December 31, 2025. At March 31, 2026, held to maturity securities, at amortized cost and net of the allowance for credit losses totaled $322.9 million, an increase of $0.3 million when compared to $322.7 million at December 31, 2025. The allowance for credit losses for HTM securities was $0.2 million at March 31, 2026 and December 31, 2025.

•Total loans net of unearned income were $1.9 billion at March 31, 2026, a net decrease of $145.2 million from December 31, 2025. Total loans net of unearned income are reduced by the allowance for credit losses which totaled $38.5 million at March 31, 2026 and $40.8 million at December 31, 2025, respectively.

•Nonaccrual loans decreased $5.2 million to $54.4 million at March 31, 2026 compared to $59.6 million at December 31, 2025.

•At March 31, 2026, the largest 10 non-performing loan relationships comprise 77% of total non-performing assets. Additional details on the non-performing relationships are as follows:
1.A $23.3 million loan relationship secured by an independent living center located in Louisiana; the loan was transferred to other real estate owned in the fourth quarter of 2025.
2.A $14.5 million loan relationship secured by an assisted living center located in Louisiana; the loan was placed on nonaccrual in the second quarter of 2025. Payments received on the loan in the first quarter of 2026 reduced the balance by $0.4 million.
3.A $9.1 million loan relationship secured by an assisted living center located in Texas; the loan was placed on nonaccrual in the third quarter of 2025. This loan relationship is still under construction with $1.9 million remaining to be funded as of March 31, 2026.
4.A $5.7 million commercial lease loan for an automotive parts wholesaler; the loan was placed on nonaccrual and charged down $26.2 million in the fourth quarter of 2025. This lease loan was fully reserved and was classified as doubtful as of March 31, 2026.
5.A $5.2 million loan relationship was placed on nonaccrual during the second quarter of 2025. The loan is secured by multifamily apartment complexes located in Louisiana. This loan relationship had a specific reserve of $0.8 million as of March 31, 2026.

6.A $1.4 million guaranteed loan secured by livestock and farmland located in Louisiana; the loan was placed in nonaccrual in the fourth quarter of 2024.
7.A $1.3 million loan secured by commercial real estate in Texas; the loan was placed on nonaccrual during the third quarter of 2024.
8.A $1.2 million loan secured by multiple office buildings located in West Virginia; the loan was placed on nonaccrual during the second quarter of 2025.
9.A $1.2 million loan secured by a mobile home park located in New Mexico; the loan was placed on nonaccrual during the third quarter of 2024.
10.A $1.0 million loan secured by a cattle farm located in Louisiana; the loan was placed on nonaccrual during the third quarter of 2025.

•First Guaranty charged off $5.4 million in loan balances during the first quarter of 2026. The details of the $5.4 million in charged-off loans were as follows:
1.First Guaranty charged off $1.8 million on a commercial and industrial loan during the first quarter of 2026. The relationship had a balance of $3.7 million at December 31, 2025, and no remaining principal balance as of March 31, 2026, as the relationship was subsequently sold after the charge-down.
2.First Guaranty charged off $1.0 million on a non-farm non-residential loan relationship secured by retail real estate during the first quarter of 2026. This relationship had no remaining principal balance as of March 31, 2026.
3.Smaller loans and overdrawn deposit accounts comprised the remaining $2.6 million of charge-offs for the first quarter of 2026.

•Special mention loan relationships totaled $316.1 million as of March 31, 2026, a decline of $13.4 million compared to December 31, 2025.

•Substandard loan relationships totaled $300.9 million as of March 31, 2026, a decline of $46.7 million compared to December 31, 2025.

•Doubtful loan relationships totaled $5.7 million as of March 31, 2026, a decline of $3.7 million compared to December 31, 2025.

•Noninterest expense totaled $16.7 million for the first quarter 2026, $16.8 million for the fourth quarter of 2025, $30.2 million for the third quarter of 2025 (including $12.9 million of goodwill impairment), $17.3 million for the second quarter of 2025, and $18.0 million for the first quarter of 2025. Full time equivalent employees totaled 330 at March 31, 2026 compared to 380 at March 31, 2025.

•Return on average assets for the three months ended March 31, 2026 and 2025 was 0.27% and (0.63)%, respectively. Return on average common equity for the three months ended March 31, 2026 and 2025 was 4.52% and (12.29)% respectively. Return on average assets is calculated by dividing annualized net income by average assets. Return on average common equity is calculated by dividing annualized net income by average common equity.

•Book value per common share was $11.91 as of March 31, 2026 compared to $12.23 as of December 31, 2025. The decrease was due primarily to the changes in accumulated other comprehensive income ("AOCI") and recent issuance of new shares. AOCI is comprised of unrealized gains and losses on available for sale securities, including unrealized losses on available for sale securities at the time of transfer to held to maturity.

•First Guaranty's Board of Directors declared cash dividends of $0.01 per common share in the first quarter of 2026 and 2025. First Guaranty has paid 131 consecutive quarterly dividends as of March 31, 2026.

•First Guaranty paid preferred stock dividends of $0.6 million during the first three months of 2026 and 2025.

•On March 10, 2026, First Guaranty Bank entered into an agreement with Armstrong Bank, Muskogee, Oklahoma, to sell the Bank's Texas operations, consisting of five branches and related deposits, loans and certain other assets, to Armstrong Bank. The transaction is expected to consist of approximately $270 million in deposits and $110 million in loans.

•On March 20, 2026, First Guaranty entered into a second amendment to its promissory note with Smith & Tate Investment, L.L.C. ("Smith and Tate"), which further amends the promissory note originally dated October 5, 2023, as previously amended on June 4, 2025. The second amendment extends the existing waiver of quarterly principal payments from March 31, 2026 through March 31, 2028 and extends First Guaranty’s option during this period to satisfy interest payments either in cash or through the issuance of shares of First Guaranty’s common stock, based on the closing bid price immediately preceding the interest payment date. Smith & Tate is controlled by Edgar Ray Smith, III, a director and principal shareholder of First Guaranty.

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

Recent Developments

•On April 29, 2026, First Guaranty Bank purchased three properties owned by FGB Partners, LLC, two stand-alone branches and a portion of the headquarters building which also contains a branch, for an aggregate cash purchase price of $14.7 million. The properties were initially sold to FGB Partners, LLC on June 28, 2024, as part of a sale-leaseback transaction. Lease expense related to the sale‑leaseback arrangement totaled approximately $0.3 million per quarter. As a result of the repurchase, this lease expense will be eliminated, partially offset by an increase in depreciation expense of approximately $0.2 million per quarter.

•On April 30, 2026, First Guaranty completed a private placement of 436,204 shares of its common stock to certain directors of First Guaranty and First Guaranty Bank at a purchase price of $9.17 per share. The private placement generated aggregate gross proceeds of approximately $4.0 million, which First Guaranty intends to use for general corporate purposes.

Financial Condition

Changes in Financial Condition from December 31, 2025 to March 31, 2026

Assets

Total assets at March 31, 2026 were $4.0 billion, a decrease of $119.8 million from December 31, 2025. Assets decreased primarily due to a decrease in net loans of $143.0 million and cash and cash equivalents of $111.9 million partially offset by an increase in investment securities of $177.6 million at March 31, 2026 compared to December 31, 2025.

Loans

Net loans decreased $143.0 million, or 7.0%, to $1.9 billion at March 31, 2026 from December 31, 2025. First Guaranty adopted a change in its business plan in July 2024 that focused on reducing risk in the balance sheet, including risk associated with the loan portfolio. As part of this strategy, First Guaranty has reduced loan originations, charged-off loan balances and conducted select loan sales, which have each contributed to a decline in loan balances. Non-farm non-residential loan balances decreased $69.5 million due to paydowns on the existing portfolio. Construction and land development loans decreased $39.7 million principally due to the conversion of existing loans to permanent financing. Multifamily loans decreased $16.3 million primarily due to paydowns. Commercial and industrial loans decreased $14.4 million primarily due to the sale of loans, paydowns and charge-offs. Commercial lease loan balances decreased $4.5 million primarily due to paydowns on the existing lease portfolio. First Guaranty's commercial lease portfolio generally has higher yields than commercial real estate loans but shorter average lives. Consumer and other loans decreased $2.0 million primarily due to paydowns. One-to-four family residential loans decreased $1.3 million primarily due to charge-offs and paydowns. Farmland loans decreased $0.8 million primarily due to seasonal activity. Agricultural loans increased $2.7 million due to seasonal activity. First Guaranty had approximately 3.8% of funded and 1.4% of unfunded commitments in our loan portfolio to businesses engaged in support or service activities for oil and gas operations. First Guaranty's hotel and hospitality portfolio totaled $130.9 million at March 31, 2026. First Guaranty had $122.7 million in loans related to our Texas markets at March 31, 2026 compared to $192.6 million at December 31, 2025. As noted above, First Guaranty has entered into an agreement to sell its Texas operations. First Guaranty had $343.3 million in loans related to our Mideast markets in Kentucky and West Virginia at March 31, 2026 compared to $323.1 million at December 31, 2025. Syndicated loans at March 31, 2026 were $51.6 million, of which $22.3 million were shared national credits. Syndicated loans increased $1.3 million from $50.3 million at December 31, 2025.

As of March 31, 2026, 81.6% of our loan portfolio was secured by real estate. The largest portion of our loan portfolio, at 45.5% as of March 31, 2026, was non-farm non-residential loans secured by real estate. Approximately 57.6% of the loan portfolio was based on a floating rate tied to the prime rate, Secured Overnight Financing Rate ("SOFR"), or Treasury rates as of March 31, 2026. This amount includes loans that convert to floating rates following an initial fixed rate period, which typically ranges from one, three, or five year periods. 39.9% of the loan portfolio is scheduled to mature within five years from March 31, 2026.

Commercial real estate (“CRE”) has received increased regulatory scrutiny in recent quarters due to valuation concerns associated with the increase in market interest rates and the impact of the COVID-19 pandemic. First Guaranty has utilized enhanced risk management practices for CRE concentration analysis for several years. First Guaranty Bank’s credit department conducts an annual stress test for CRE related loans that is presented to the Bank’s board of directors. The stress test analyzes the impact of changes in interest rates and cash flow on loan customers with credit exposures of $2.5 million or greater. First Guaranty generally requires personal guaranties on CRE loans. First Guaranty generally approves CRE loans with loan-to-values of 80% or less. First Guaranty also generally requires for construction related CRE loans that the borrower provides their equity contribution upfront before loan funds are advanced. First Guaranty modified its business strategy in 2024 to reduce exposure to commercial real estate related loans, particularly loans secured by non-owner occupied properties and construction loans for commercial real estate. First Guaranty continued this strategy in 2026.

First Guaranty has diversified its CRE portfolio across both industries and geographic location. The following is a summary of the largest CRE related loans associated with hotel and motels, office properties, apartment complexes, healthcare related properties, and properties under construction as of March 31, 2026. First Guaranty generally does not finance multi-story office buildings in major metropolitan areas. The largest CRE loan secured by a hotel or motel totaled $19.2 million. The property is a flagged hotel located in Texas. The largest CRE loan secured by an office related property totaled $20.8 million and is located in West Virginia. The largest CRE loan secured by an apartment complex totaled $40.2 million and is located in Louisiana. The largest healthcare related loan is a $33.5 million property secured by an assisted living center located in Alabama. The largest CRE loan under construction totaled $16.5 million for a multipurpose CRE building and is secured by a property located in Louisiana.

As of March 31, 2026, the Bank’s total exposure (including outstanding loans and commitments) to its ten largest borrower relationships represented approximately 20.3% of the Bank’s loan portfolio. The majority of these relationships are real estate secured. Below is a summary of those ten largest lending relationships:

Top 10 Large Loan Relationships
	(in thousands)
	Relationship Description	Balance	Risk Rating	No. Loans	Origination Year	Location
1	Non-Owner Occupied Commercial Real Estate	$78,889	Pass	6	2021-2023	West Virginia & Pennsylvania
2	Medical Facilities	45,796	Substandard	11	2008-2022	Louisiana
3	Loan Note Purchaser	42,503	Pass	19	2012-2024	West Virginia
4	Apartment Complex	40,167	Special Mention	1	2021	Louisiana
5	Apartment Complex / Hotel Property	37,489	Special Mention	2	2023	Florida
6	Manufacturing Company	35,009	Special Mention	10	2015-2023	Louisiana
7	Assisted Living Facility	33,467	Special Mention	1	2025	Alabama
8	Owner Occupied Office Building	31,173	Substandard	2	2019-2023	Utah
9	Casino	23,885	Pass	3	2020-2023	Louisiana
10	Medical Facilities	23,358	Substandard	2	2020-2021	Arkansas
		$391,736

The decrease in classified assets at March 31, 2026 as compared to December 31, 2025 was due to a $46.6 million decrease in substandard loans and a $3.7 million decrease in doubtful loans. The decrease in substandard loans was primarily the result of $31.5 million in loan payoffs and $1.7 million in charge-offs in the first quarter of 2026. The decrease in doubtful loans was driven by the sale of a $3.7 million commercial and industrial loan relationship. The Bank recorded as $1.8 million charge-off as the result of the sale Special mention loans decreased by $13.4 million in 2026. The decrease in special mention loans was primarily the result of $10.3 million in loan payoffs.

Top 10 Substandard Relationships
		March 31, 2026
	(in thousands)	Balance	Allocated Reserve	Origination Year(s)	Location
	Relationship Description
1	Medical Facilities	$45,796	$—	2008-2022	Louisiana
2	Owner Occupied Office Building	31,173	—	2020-2023	Utah
3	Medical Facilities	23,358	—	2020-2021	Arkansas
4	Construction Business	21,975	—	2022-2024	Louisiana & Texas
5	Assisted Living Facilities	14,520	—	2019-2022	Louisiana & Alabama
6	Oil & Gas Support	14,450	—	2015-2024	Louisiana
7	Food Processor	13,513	—	2020-2024	Ohio
8	Commercial Retail Shopping Center	13,336	—	2020	Oklahoma
9	Gas Station & Convenience Store	11,471	—	2023	Louisiana
10	Assisted Living Facility	9,535	—	2023-2025	Texas
		$199,127	$—

Top 10 Special Mention Relationships
		March 31, 2026
		Balance	Allocated Reserve	Origination Year(s)	Location
	Relationship Description
1	Apartment Complex	$40,167	$—	2021	Louisiana
2	Apartment Complex & Hotel Property	37,489	—	2023	Florida
3	Manufacturing Company	35,009	—	2015-2024	Louisiana
4	Assisted Living Facility	33,467	—	2022	Alabama
5	Hotel Properties	20,368	—	2022	Texas
6	Owner Occupied Commercial Real Estate	20,148	—	2020	Louisiana
7	Assisted Living Facility	16,682	—	2017	Louisiana
8	Multipurpose Commercial Real Estate Building	16,506	—	2023	Louisiana
9	Warehouse Facility	15,919	—	2024	Louisiana
10	Hotel Properties	11,755	—	2022-2023	Texas
		$247,510	$—

Net loans are reduced by the allowance for credit losses which totaled $38.5 million at March 31, 2026 and $40.8 million at December 31, 2025. Loan charge-offs were $5.4 million during the first three months of 2026 and $6.9 million during the same period in 2025. Recoveries totaled $0.5 million during the first three months of 2026 and $0.2 million during the same period in 2025. The provision for credit losses totaled $2.6 million for the first three months of 2026 and $14.5 million for the same period in 2025. See Note 4 of the Notes to Consolidated Financial Statements for more information on loans and Note 5 for more information on the allowance for credit losses.

Investment Securities

Investment securities net of the allowance for credit losses at March 31, 2026 totaled $1.2 billion, an increase of $177.6 million compared to $999.3 million at December 31, 2025. The portfolio consists of both available for sale (AFS) and held to maturity securities (HTM). The securities designated as held to maturity are agency and corporate debt securities that are part of First Guaranty’s investment strategy and public funds collateralization program. We purchase securities for our investment portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and meet pledging requirements for public funds and borrowings.

The securities portfolio consisted principally of U.S. Government and Government agency securities, agency mortgage-backed securities, collateralized mortgage obligations ("CMOs"), corporate debt securities and municipal bonds. U.S. government agencies consist of FHLB, FFCB, Freddie Mac and Federal National Mortgage Association ("Fannie Mae") obligations. Mortgage-backed securities that we purchase are issued by Freddie Mac and Fannie Mae. CMOs are also issued by Freddie Mac and Fannie Mae and are structured to provide varying repayment profiles. Management monitors the securities portfolio for both credit and interest rate risk. We generally limit the purchase of corporate securities to individual issuers to manage concentration and credit risk. Corporate securities generally have a maturity of 10 years or less. U.S. Government securities consist of U.S. Treasury bills that have maturities of less than 30 days. Government agency securities generally have maturities of 15 years or less. Agency mortgage-backed securities have stated final maturities of 15 to 20 years, while CMOs generally have stated final maturities ranging from 15 to 30 years, although actual maturities may vary based on prepayment activity.

Our available for sale securities portfolio totaled $853.9 million at March 31, 2026, an increase of $177.3 million, or 26.2%, compared to $676.6 million at December 31, 2025. The increase was primarily due to the purchase of collateralized mortgage obligations and mortgage-backed securities.

Our held to maturity securities portfolio net of the allowance for credit losses totaled $322.9 million at March 31, 2026, an increase of $0.3 million, or 0.1%, compared to $322.7 million at December 31, 2025. The increase in carrying value was primarily attributable to the continued accretion of the fair value discount that was recognized in amortized cost at the time the securities were designated as held to maturity in 2021.

At March 31, 2026, $75.1 million, or 6.4%, of the securities portfolio was scheduled to mature in less than one year. $69.2 million, or 5.9%, of the securities portfolio, not including collateralized mortgage obligations and mortgage-backed securities, were scheduled to mature between one and five years. The majority of these securities were corporate bonds. $109.9 million, or 9.3%, of the securities portfolio, not including collateralized mortgage obligations and mortgage-backed securities, were scheduled to mature between five and ten years. Securities, not including collateralized mortgage obligations and mortgage-backed securities, with contractual maturity dates over 10 years totaled $162.1 million, or 13.8%, of the total securities portfolio at March 31, 2026. The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates. Prepayments of mortgages that collateralize mortgage-backed securities also affect the maturity of the securities portfolio. Based on internal forecasts as of March 31, 2026, management believes that the securities portfolio has a forecasted weighted average life of approximately 5.63 years based on the current interest rate environment. The portfolio had an estimated effective duration of 4.23 years at March 31, 2026.

There were no credit related impairment of available for sale securities during the three months ended March 31, 2026 or 2025. The allowance for credit losses for held to maturity securities was $0.2 million at March 31, 2026 and December 31, 2025.

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

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

(in thousands)	March 31, 2026	December 31, 2025
Nonaccrual loans:
Real Estate:
Construction and land development	$9,466	$9,281
Farmland	2,633	2,671
1- 4 family	8,865	9,768
Multifamily	2,231	2,278
Non-farm non-residential	21,789	24,347
Total Real Estate	44,984	48,345
Non-Real Estate:
Agricultural	1,645	2,172
Commercial and industrial	1,224	2,266
Commercial leases	6,483	6,640
Consumer and other	73	158
Total Non-Real Estate	9,425	11,236
Total nonaccrual loans	54,409	59,581

Loans 90 days and greater delinquent & accruing:
Real Estate:
Construction and land development	—	—
Farmland	—	—
1- 4 family	107	763
Multifamily	—	—
Non-farm non-residential	123	33
Total Real Estate	230	796
Non-Real Estate:
Agricultural	—	—
Commercial and industrial	—	—
Commercial leases	—	—
Consumer and other	—	—
Total Non-Real Estate	—	—
Total loans 90 days and greater delinquent & accruing	230	796

Total nonperforming loans	54,639	60,377

Real Estate Owned:
Construction and land development	1,161	8,161
Farmland	—	—
1- 4 family	851	351
Multifamily	—	—
Non-farm non-residential	26,860	26,572
Total Real Estate Owned	28,872	35,084

Total nonperforming assets	$83,511	$95,461

Nonperforming assets to total loans	4.34%	4.61%
Nonperforming assets to total assets	2.11%	2.34%
Nonperforming loans to total loans	2.84%	2.92%
Nonaccrual loans to total loans	2.83%	2.88%
Allowance for credit losses to nonaccrual loans	70.74%	68.40%
Net loan charge-offs to average loans	0.99%	3.17%

Top 10 Non-Performing Assets
		March 31, 2026
		Balance	Allocated Reserve	Origination Year	Location
	Asset Description
1	Independent Living Center	$23,301	$—	2021	Louisiana
2	Assisted Living Center	14,488	—	2019	Louisiana
3	Assisted Living Center	9,138	—	2023	Texas
4	Commercial Lease	5,711	5,711	2024	Multistate
5	Apartment Complex	5,208	857	2023	Louisiana
6	Farmland	1,422	—	2020	Louisiana
7	Commercial Real Estate	1,308	28	2017	Texas
8	Commercial Building	1,199	21	2023	West Virginia
9	Mobile Home Park	1,164	—	2020	New Mexico
10	Poultry/Cattle Farm	997	—	2020	Louisiana
		$63,936	$6,617

At March 31, 2026, nonperforming assets totaled $83.5 million, or 2.11% of total assets, compared to $95.5 million, or 2.34%, of total assets at December 31, 2025, which represented a decrease of $12.0 million, or 12.5%. The decrease in nonperforming assets occurred primarily due to a decrease in nonaccrual loans, other real estate, and in loans 90 days greater delinquent. Nonperforming loans included loans previously classified as purchase credit deteriorated following the adoption of CECL.

Nonaccrual loans decreased from $59.6 million at December 31, 2025 to $54.4 million at March 31, 2026. Nonaccrual loans included $4.3 million in loans with a government guarantee. These are structured as net loss guarantees in which up to 90% of loss exposure is covered.

At March 31, 2026, there were $0.2 million loans 90 days or greater delinquent and still accruing, compared to $0.8 million at December 31, 2025.

Other real estate owned totaled $28.9 million at March 31, 2026, a decrease of $6.2 million compared to $35.1 million at December 31, 2025. Other real estate owned decreased primarily due to the sale of $7.4 million of other real estate owned comprised of a land development project in January 2026.

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

The allowance for credit losses on loans was $38.5 million, or 2.00% of total loans, and 70.4% of nonperforming loans at March 31, 2026.

A provision for credit losses of $2.6 million was made during the three months ended March 31, 2026 and $14.5 million for the same period in 2025. The provisions made during the three months ended March 31, 2025 included a $0.3 million negative provision for credit losses related to unfunded commitments. First Guaranty's unfunded commitments declined during the first three months of 2025 which resulted in a reduced liability. The provisions made were taken to provide for current credit losses and to maintain the allowance proportionate to risks inherent in the loan portfolio.

The loan portfolio factors in the first three months of 2026 that primarily affected the allocation of the allowance included the following:

•Construction and land development loans decreased $39.7 million during the first three months of 2026. The allowance decrease was due to changes in the qualitative analysis of the portfolio

•One-to-four family residential loans decreased $1.3 million during the first three months of 2026. The allowance decrease related to this portfolio was due primarily to charge-offs of the portfolio.

•Multifamily loans decreased $16.3 million during the first three months of 2026. The allowance decrease related to this portfolio was due primarily to charge-offs and changes in the qualitative analysis of the portfolio.

•Non-farm non-residential loans decreased by $69.5 million during the first three months of 2026. The allowance decrease related to this portfolio was due primarily to charge-offs of the portfolio.

•Commercial and industrial loans decreased $14.4 million during the first three months of 2026. The allowance decrease related to this portfolio was due primarily to charge-offs and changes in the qualitative analysis of the portfolio.

•Commercial leases decreased $4.5 million during the first three months of 2026. The allowance increase related to this portfolio was due primarily to a $5.7 million increase in the allowance for loans individually evaluated.

•Consumer and other loans decreased $2.0 million during the first three months of 2026. The decrease in the related allowance balance was due primarily to charge-offs and changes in the qualitative analysis of the portfolio.

Other information related to the allowance for credit losses is as follows:

(in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Loans:
Average outstanding balance	$2,008,486	$2,624,913
Balance at end of period	$1,924,577	$2,512,788

Allowance for Credit Losses:
Balance at beginning of year	$40,755	$34,811
Charge-offs	(5,438)	(6,877)
Recoveries	546	240
Provision	2,625	14,848
Balance at end of period	$38,488	$43,022

Deposits

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. We regularly assess our funding needs, deposit pricing and interest rate outlooks. First Guaranty Bank uses reciprocal deposit insurance products for collateralization of deposits. In addition to reciprocal deposits, First Guaranty may periodically utilize one-way sell options under these networks that results in a drop in deposits and corresponding drop in cash, removing those assets and deposit liabilities from the balance sheet. Total deposits in the one-way sell network were $330.3 million at March 31, 2026. From December 31, 2025 to March 31, 2026, total deposits decreased $125.3 million, or 3.4%, to $3.5 billion. Noninterest-bearing demand deposits decreased $2.8 million, or 0.7%, to $411.8 million at March 31, 2026. The decrease in noninterest-bearing demand deposits was primarily concentrated in business noninterest-bearing demand deposits. Interest-bearing demand deposits decreased $64.9 million, or 5.6%, to $1.1 billion at March 31, 2026. The decrease in interest-bearing demand deposits was primarily concentrated in public funds interest-bearing demand deposits that were in the reciprocal deposit network. Savings deposits increased $3.4 million, or 1.6%, to $217.3 million at March 31, 2026, primarily related to increases in individual savings deposits. Time deposits decreased $61.0 million, or 3.3%, to $1.8 billion at March 31, 2026, primarily due to decreases in individual and brokered time deposits.

Management will continue to evaluate and update our product mix and related technology in its efforts to attract additional customers. We currently offer a number of deposit products that are competitively priced and designed to attract and retain customers with primary emphasis on noninterest-bearing deposits, select time deposits and other lower cost deposits.

As of March 31, 2026, the aggregate amount of outstanding certificates of deposit in amounts greater than $250,000 was approximately $165.6 million. At March 31, 2026, approximately $26.7 million of First Guaranty's certificates of deposit greater than $250,000 had a remaining term greater than one year.

The total amount of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) was estimated at $266.8 million at March 31, 2026. This total excludes public funds deposits that are collateralized by securities or FHLB letters of credit. The amount of uninsured deposits including collateralized public funds deposits was estimated at $896.7 million at March 31, 2026.

The following table sets forth the distribution of our time deposit accounts.

(in thousands)	March 31, 2026
Time deposits of less than $100,000	$1,308,543
Time deposits of $100,000 through $250,000	304,119
Time deposits of more than $250,000	165,640
Total Time Deposits	$1,778,302

The following table sets forth the maturity of the time deposits greater than $250,000 at March 31, 2026.

(in thousands)	March 31, 2026
Three months or less	$40,939
Three to six months	40,372
Six months to one year	57,619
One to three years	21,921
More than three years	4,789
Total Time Deposits greater than $250,000	$165,640

Public funds deposits totaled $0.9 billion at March 31, 2026 and December 31, 2025. Public funds time deposits totaled $76.8 million at March 31, 2026 compared to $78.7 million at December 31, 2025. First Guaranty has developed a program for the retention and management of public funds deposits. Since the end of 2012, First Guaranty has maintained public funds deposits in excess of $400.0 million. These deposits are from public entities such as school districts, hospital districts, sheriff departments and municipalities. The majority of these funds are under fiscal agency agreements with terms of three years or less. Deposits under fiscal agency agreements are generally stable but public entities may maintain the ability to negotiate term deposits on a specific basis including with other financial institutions. These deposits generally have stable balances as we maintain both operating accounts and time deposits for these entities. There is a seasonal component to public deposit levels associated with annual tax collections. Public funds will increase at the end of the year and during the first quarter. In addition to seasonal fluctuations, there are monthly fluctuations associated with internal payroll and short-term tax collection accounts for our public funds deposit accounts. Public funds deposit accounts are collateralized by FHLB letters of credit, by expanded reciprocal deposit insurance programs, by Louisiana municipal bonds and by eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac. First Guaranty intends to grow the proportion of its public funds portfolio that is collateralized by reciprocal deposit insurance as an alternative to pledging securities or utilizing FHLB letters of credit. First Guaranty initiated this strategy to invest these deposits more efficiently in higher yielding loans to improve the net interest margin and earnings. Total public funds collateralized by reciprocal deposit insurance programs decreased to $498.8 million at March 31, 2026 compared to $602.2 million at December 31, 2025.

The following table sets forth public funds as a percent of total deposits.

(in thousands except for %)	March 31, 2026	December 31, 2025
Public Funds:
Noninterest-bearing Demand	$6,838	$4,091
Interest-bearing Demand	842,046	826,099
Savings	19,852	18,275
Time	76,800	78,722
Total Public Funds	$945,536	$927,187
Total Deposits	$3,507,544	$3,632,877
Total Public Funds as a percent of Total Deposits	27.0%	25.5%

Borrowings

First Guaranty maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. First Guaranty had $7.1 million in short-term borrowings outstanding at March 31, 2026 and December 31, 2025. The short-term borrowings at March 31, 2026 and December 31, 2025 were comprised of repurchase agreements.

First Guaranty had long-term borrowings from the FHLB that totaled $135.0 million at March 31, 2026 and December 31, 2025. First Guaranty converted previous short-term floating rate borrowings from the FHLB into long-term lower fixed rate borrowings in order to reduce interest expense. First Guaranty has a $100.0 million FHLB advance that matures in the second quarter of 2027, and a $35.0 million FHLB advance that matures in the third quarter of 2027.

First Guaranty had senior long-term debt totaling $14.2 million as of March 31, 2026 and December 31, 2025. In the quarter ended June 30, 2025, the parties amended the note to waive principal payments and permit quarterly interest payments in cash or common stock through March 31, 2026. On March 20, 2026, the parties extended the waiver of principal payments and the ability to make interest payments in cash or common stock through March 31, 2028.

First Guaranty had subordinated debt totaling $29.8 million at March 31, 2026 and December 31, 2025. During the quarter ended June 30, 2025, First Guaranty entered into an amendment permitting quarterly interest to be paid in cash or common stock through March 31, 2026. On March 20, 2026, the parties extended the ability to make interest payments in cash or common stock through March 31, 2028.

First Guaranty had $285.4 million in Federal Home Loan Bank letters of credit as of March 31, 2026 compared to $327.2 million at December 31, 2025. Federal Home Loan Bank letters of credit are obtained primarily for collateralizing public deposits.

Total Shareholders' Equity

Total shareholders' equity decreased to $224.0 million at March 31, 2026 from $226.2 million at December 31, 2025. The decrease in shareholders' equity was principally the result of an increase of $6.1 million in accumulated other comprehensive loss, partially offset by an increase of $2.0 million in retained earnings, an increase of $1.6 million in surplus, and an increase of $0.2 million in common stock. The increase in accumulated other comprehensive loss was primarily attributed to the increase in unrealized losses on available for sale securities during the three months ended March 31, 2026. The $2.0 million increase in retained earnings was primarily due to net income of $2.7 million during the three months ended March 31, 2026, partially offset by $0.2 million in cash dividends paid on shares of our common stock and $0.6 million in cash dividends paid on shares of our preferred stock. The $1.6 million increase in surplus and $0.2 million increase in common stock was primarily due to the issuance of common stock under private placement during the first three months of 2026, and common stock issued as payment-in-kind for interest on senior long-term and subordinated debt.

Results of Operations for the First Quarter Ended March 31, 2026 and 2025

Performance Summary

Three months ended March 31, 2026 compared to the three months ended March 31, 2025. Net income for the three months ended March 31, 2026 was $2.7 million, an increase of $8.9 million, from net loss of $6.2 million for the three months ended March 31, 2025. The increase in net income for the three months ended March 31, 2026 as compared to the prior year period was primarily the result of a decrease in the provision to the credit allowance. Income per common share for the three months ended March 31, 2026 was $0.14 per common share, an increase of $0.68 per common share from $(0.54) per common share for the three months ended March 31, 2025.

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

Three months ended March 31, 2026 compared to the three months ended March 31, 2025. Net interest income for the three months ended March 31, 2026 and 2025 was $20.7 million and $22.2 million, respectively. The decrease in net interest income for the three months ended March 31, 2026 as compared to the prior year period was primarily due to an increase in the average balance of our total interest-earning assets and a decrease in the average rate of our interest-bearing liabilities, partially offset by a decrease in the average yield of our total interest-earning assets and an increase in the average balance of our total interest-bearing liabilities. For the three months ended March 31, 2026, the average balance of our total interest-earning assets increased by $225.0 million to $4.1 billion due to growth in the securities portfolio and an increase in interest-earning deposits with banks. The average yield of our interest-earning assets decreased by 54 basis points to 5.22% for the three months ended March 31, 2026 from 5.76% for the three months ended March 31, 2025 primarily due to a lower yield on interest-earning deposits with banks. For the three months ended March 31, 2026, the average balance of our total interest-bearing liabilities increased by $252.8 million to $3.5 billion primarily due to growth in interest-bearing deposits. The average rate of our total interest-bearing liabilities decreased by 37 basis points to 3.65% for the three months ended March 31, 2026 from 4.02% for the three months ended March 31, 2025. The primary source of the decrease in liabilities cost was associated with the repricing of interest bearing demand deposits for public funds that are primarily indexed to Treasury rates. As a result, our net interest rate spread decreased 17 basis points to 1.57% for the three months ended March 31, 2026 from 1.74% for the three months ended March 31, 2025. Our net interest margin decreased 28 basis points to 2.07% for the three months ended March 31, 2026 from 2.35% for the three months ended March 31, 2025.

Interest Income

Three months ended March 31, 2026 compared to the three months ended March 31, 2025. Interest income decreased $2.2 million, or 4.0%, to $52.3 million for the three months ended March 31, 2026 as compared to the prior year period. The decrease in interest income was attributable to a $616.4 million decrease in the average balance of loans. The average balance of our total interest-earning assets, primarily associated with securities and interest-earning deposits with banks, increased, partially offset by the decrease in the average yield of interest-earning assets. The average balance of our interest-earning assets increased $225.0 million to $4.1 billion for the three months ended March 31, 2026 as compared to the same period in the prior year. The average yield of interest-earning assets decreased by 54 basis points to 5.22% for the three months ended March 31, 2026 compared to 5.76% for the three months ended March 31, 2025.

Interest income on securities increased $4.9 million to $10.4 million for the three months ended March 31, 2026 as compared to the prior year period primarily as a result of an increase in average balance and average yield of securities. The average balance of securities increased $446.6 million to $1.1 billion for the three months ended March 31, 2026 from $657.6 million for the three months ended March 31, 2025 primarily due to a increase in the average balance of our mortgage-backed securities and collateralized mortgage obligations securities portfolio compared to the prior year. The average yield on securities increased 41 basis points to 3.80% for the three months ended March 31, 2026 compared to 3.39% for the three months ended March 31, 2025 due to the increase in higher yielding securities.

Interest income on loans decreased $9.7 million or 22.6%, to $33.3 million for the three months ended March 31, 2026 as compared to the prior year period as a result of a decrease in the average balance of loans. The average balance of loans (excluding loans held for sale) decreased by $616.4 million to $2.0 billion for the three months ended March 31, 2026 from $2.6 billion for the three months ended March 31, 2025 largely as a result of loan sales and payoffs on the portfolio. This was partially offset by an increase in the average yield on loans (excluding loans held for sale) of 8 basis points to 6.72% for the three months ended March 31, 2026 from 6.64% for the three months ended March 31, 2025.

Interest income on interest-earning deposits with banks increased $2.6 million to $8.6 million for the three months ended March 31, 2026 as compared to the prior year period as a result of an increase in the average balance of interest-bearing deposits with banks. The average balance of interest-bearing deposits with banks increased $398.2 million to $945.7 million for the three months ended March 31, 2026 from $547.5 million for the three months ended March 31, 2025. This was partially offset by a decrease in the yield on interest-earning deposits of 74 basis points.

Interest Expense

Three months ended March 31, 2026 compared to the three months ended March 31, 2025. Interest expense decreased $0.7 million, or 2.0%, to $31.6 million for the three months ended March 31, 2026 from $32.2 million for the three months ended March 31, 2025 due primarily to a decrease on the average rate of interest-bearing deposits, partially offset by an increase in the average balance of interest-bearing liabilities. The average balance of interest-bearing liabilities increased by $252.8 million during the three months ended March 31, 2026 to $3.5 billion as compared to the prior year period. This increase was a result of a $435.3 million increase in the average balance of time deposits, partially offset by a $144.8 million decrease in the average balance of interest-bearing demand deposits, a $21.8 million decrease in the average balance of savings deposits, and a $15.9 million decrease in the average balance of borrowings. The average rate of interest-bearing demand deposits was 3.17% for the three months ended March 31, 2026 and 3.60% for the three months ended March 31, 2025. The decrease in market interest rates, particularly U.S. Treasury rates, contributed to the decrease in rates paid on interest-bearing demand deposits. The largest concentration of interest-bearing demand deposits is associated with public funds deposits that are primarily indexed to Treasury rates. The average rate of time deposits decreased 45 basis points during the three months ended March 31, 2026 to 4.02% as compared to the prior year period. The decrease in the average rate of time deposits was due to changes in market rates as existing time deposits repriced.

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

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
(in thousands except for %)	Average Balance	Interest	Yield/Rate (5)	Average Balance	Interest	Yield/Rate (5)
Assets
Interest-earning assets:
Interest-earning deposits with banks	$945,686	$8,637	3.70%	$547,494	$5,999	4.44%
Securities (including FHLB stock)	1,104,175	10,359	3.80%	657,607	5,495	3.39%
Federal funds sold	549	—	—%	473	—	—%
Loans held for sale	—	—	—%	3,429	—	—%
Loans, net of unearned income(6)	2,008,486	33,279	6.72%	2,624,913	42,969	6.64%
Total interest-earning assets	4,058,896	$52,275	5.22%	3,833,916	$54,463	5.76%

Noninterest-earning assets:
Cash and due from banks	24,032			20,357
Premises and equipment, net	59,004			66,933
Other assets	48,890			31,553
Total Assets	$4,190,822			$3,952,759

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$1,229,044	$9,610	3.17%	$1,373,810	$12,204	3.60%
Savings deposits	215,138	946	1.78%	236,905	1,262	2.16%
Time deposits	1,876,964	18,599	4.02%	1,441,700	15,890	4.47%
Borrowings	186,135	2,431	5.30%	202,026	2,884	5.79%
Total interest-bearing liabilities	3,507,281	$31,586	3.65%	3,254,441	$32,240	4.02%

Noninterest-bearing liabilities:
Demand deposits	417,608			401,994
Other	38,991			40,627
Total Liabilities	3,963,880			3,697,062

Shareholders' equity	226,942			255,697
Total Liabilities and Shareholders' Equity	$4,190,822			$3,952,759
Net interest income		$20,689			$22,223

Net interest rate spread (1)			1.57%			1.74%
Net interest-earning assets (2)	$551,615			$579,475
Net interest margin (3), (4)			2.07%			2.35%

Average interest-earning assets to interest-bearing liabilities			115.73%			117.81%
(1)Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)Net interest margin represents net interest income divided by average total interest-earning assets.
(4)The tax adjusted net interest margin was 2.08% and 2.36% for the above periods ended March 31, 2026 and 2025, respectively. A 21% tax rate was used to calculate the effect on securities income from tax exempt securities for the above periods ended March 31, 2026 and 2025, respectively.
(5)Annualized.
(6)Includes loan fees of $1.5 million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively.

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

For the three months ended March 31, 2026, the provision for credit losses was $2.6 million compared to $14.5 million for the same period in 2025. The decrease in the provision was primarily impacted by changes in the loan portfolio. Total charge-offs were $5.4 million for the three months ended March 31, 2026 and $6.9 million for the same period in 2025. Charge-offs for the three months ended March 31, 2026 were concentrated in one commercial and industrial loan and one non-farm non-residential loan relationship secured by retail real estate. Partially offsetting these charge-offs were recoveries that totaled $0.5 million for the three months ended March 31, 2026 and $0.2 million for the same period in 2025.

We believe that the allowance is adequate to cover current expected losses in the loan portfolio given the current economic conditions, and current expected net charge-offs and nonperforming asset levels. Economic uncertainty may result in additional increases to the allowance for credit losses in future periods.
There was no provision for credit losses on AFS or HTM securities in the three months ended March 31, 2026 and 2025.
Noninterest Income

Our primary sources of recurring noninterest income are customer service fees, ATM and debit card fees, loan fees, gains on the sales of loans and available for sale securities and other service fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.

Noninterest income totaled $2.2 million for the three months ended March 31, 2026, a decrease of $0.1 million from $2.4 million for the three months ended March 31, 2025. The decrease was primarily due to a decrease in ATM and debit card fees and service charges, commissions, and fees. Service charges, commissions and fees totaled $0.8 million for the three months ended March 31, 2026 and 2025. ATM and debit card fees totaled $0.6 million for the three months ended March 31, 2026 and $0.7 million for the same period in 2025. Net gains on the sale of securities were $1,000 for the three months ended March 31, 2026 compared to $0 for the same period in 2025. Net gains on the sale of assets were $44,000 for the three months ended March 31, 2026 compared to $4,000 for the same period in 2025. Other noninterest income totaled $0.8 million for the three months ended March 31, 2026 and 2025.

Noninterest Expense

Noninterest expense totaled $16.7 million for the three months ended March 31, 2026, compared to $18.0 million for the same period in 2025. The decrease was primarily attributable to lower salaries and employee benefits expense, partially offset by increases in other real estate and regulatory assessment expenses.

Salaries and employee benefits expense decreased to $7.4 million for the three months ended March 31, 2026, compared to $8.4 million for the same period in 2025. Occupancy and equipment expense was $2.5 million for the three months ended March 31, 2026, compared to $2.6 million for the same period in 2025. Other noninterest expense totaled $6.9 million for the three months ended March 31, 2026 and 2025. Legal fees decreased to $0.7 million during the three months ended March 31, 2026, compared to $1.1 million for the same period in 2025, primarily due to higher legal costs in the first quarter of 2025 related to loan sales. This decrease was partially offset by higher costs associated with other real estate owned and increased regulatory assessment expense. Net costs related to other real estate and repossessions totaled $0.4 million for the three months ended March 31, 2026, compared to $0.1 million for the same period in 2025, primarily due to costs associated with an independent living center that is in other real estate owned. Regulatory assessment expense increased to $1.8 million for the three months ended March 31, 2026, from $1.5 million for the same period in 2025.

The following table presents, for the periods indicated, the major categories of other noninterest expense:

	Three Months Ended March 31,
(in thousands)	2026	2025
Other noninterest expense:
Legal and professional fees	$693	$1,088
Data processing	325	337
ATM fees	358	350
Marketing and public relations	222	241
Taxes - sales, capital, and franchise	516	500
Operating supplies	72	37
Software expense and amortization	1,172	1,216
Travel and lodging	55	72
Telephone	94	91
Amortization of core deposit intangibles	174	174
Donations	67	58
Net costs from other real estate and repossessions	368	50
Regulatory assessment	1,808	1,544
Other	989	1,178
Total other noninterest expense	$6,913	$6,936
Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other non-deductible expenses and the statutory tax rate. The provision for income taxes for the three months ended March 31, 2026 was $0.8 million compared to a benefit of $1.8 million for the same period in 2025. The provision for income taxes increased due to an increase in income before income taxes. First Guaranty's statutory tax rate was 21.0% for the three months ended March 31, 2026 and 2025.

Liquidity and Capital Resources

Liquidity

Liquidity refers to the ability or flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows us to have sufficient funds available to meet customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities.. Liquid assets include cash and due from banks, interest-earning demand deposits with banks, federal funds sold and available for sale investment securities.

First Guaranty's cash and cash equivalents totaled $733.8 million at March 31, 2026 compared to $845.7 million at December 31, 2025. Loans maturing within one year or less at March 31, 2026 totaled $481.6 million compared to $469.5 million at December 31, 2025. At March 31, 2026, time deposits maturing within one year or less totaled $812.7 million compared to $977.0 million at December 31, 2025. Time deposits maturing after one year through three years totaled $633.5 million at March 31, 2026 compared to $507.8 million at December 31, 2025. Time deposits maturing after three years totaled $332.0 million at March 31, 2026 compared to $52.2 million at December 31, 2025. First Guaranty's held to maturity ("HTM") securities portfolio at March 31, 2026 was $322.9 million, or 27.4% of the investment portfolio, compared to $322.7 million, or 32.3% at December 31, 2025. First Guaranty's available for sale ("AFS") securities portfolio was $853.9 million, or 72.6% of the investment portfolio as of March 31, 2026 compared to $676.6 million, or 67.7% of the investment portfolio at December 31, 2025. The majority of the AFS portfolio was comprised of corporate debt securities, municipal bonds, collateralized mortgage obligations and mortgage-backed securities.

First Guaranty maintained a net borrowing capacity at the Federal Home Loan Bank totaling $86.2 million and $97.5 million at March 31, 2026 and December 31, 2025, respectively with $135.0 million in FHLB advances outstanding at March 31, 2026 and December 31, 2025. The advances outstanding at March 31, 2026 and December 31, 2025 were comprised of two long-term advances that totaled $135.0 million. The change in borrowing capacity with the Federal Home Loan Bank was due to changes in the value that First Guaranty receives on pledged collateral and due to First Guaranty's usage of the line. First Guaranty has increasingly transitioned public funds deposits into reciprocal deposit programs for collateralization as an alternative to FHLB letters of credit. We also maintain federal funds lines of credit at various correspondent banks with borrowing capacity of $93.0 million as of March 31, 2026. We also have a discount window line with the Federal Reserve Bank that totaled $88.0 million at March 31, 2026 which was a decrease of $21.2 million compared to availability of $109.2 million at December 31, 2025. First Guaranty did not have any advances under this facility at March 31, 2026. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources

First Guaranty's capital position is reflected in shareholders' equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total shareholders' equity decreased to $224.0 million at March 31, 2026 from $226.2 million at December 31, 2025. The decrease in shareholders' equity was principally the result of an increase of $6.1 million in accumulated other comprehensive loss, partially offset by an increase of $2.0 million in retained earnings, an increase of $1.6 million in surplus, and an increase of $0.2 million in common stock. The increase in accumulated other comprehensive loss was primarily attributed to the increase in unrealized losses on available for sale securities during the three months ended March 31, 2026. The $2.0 million increase in retained earnings was primarily due to net income of $2.7 million during the three months ended March 31, 2026, partially offset by $0.2 million in cash dividends paid on shares of our common stock and $0.6 million in cash dividends paid on shares of our preferred stock. The $1.6 million increase in surplus and $0.2 million increase in common stock was primarily due to the issuance of common stock under private placement during the first three months of 2026, and common stock issued as payment-in-kind for interest on senior long-term and subordinated debt.

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

In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of March 31, 2026, the Bank's capital conservation buffer was 6.71% exceeding the minimum of 2.50%. As of March 31, 2026, First Guaranty's capital conservation buffer was 5.47% exceeding the minimum of 2.50%.

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

In addition, as a result of the legislation, the federal banking agencies have developed a "Community Bank Leverage Ratio" (the ratio of a bank's Tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A "qualifying community bank" that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered "well capitalized" under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution's risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies initially set the new Community Bank Leverage Ratio at 9%. In April 2026, the federal banking agencies finalized a rule lowering the Community Bank Leverage Ratio to 8%, effective July 1, 2026; early adoption is not permitted. As of March 31, 2026, the Bank has not elected to follow the Community Bank Leverage Ratio.

At March 31, 2026, we satisfied the minimum regulatory capital requirements and were well capitalized within the meaning of federal regulatory requirements.

	"Well Capitalized Minimums"	As of March 31, 2026	As of December 31, 2025
Tier 1 Leverage Ratio
Bank	5.00%	6.52%	6.90%
Consolidated	N/A	5.61%	5.93%
Tier 1 Risk-based Capital Ratio
Bank	8.00%	13.45%	12.24%
Consolidated	6.00%	11.60%	10.52%
Total Risk-based Capital Ratio
Bank	10.00%	14.71%	13.48%
Consolidated	10.00%	14.34%	13.12%
Common Equity Tier One Capital Ratio
Bank	6.50%	13.45%	12.24%
Consolidated	N/A	9.97%	9.03%

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

The need for interest sensitivity gap management is most critical in times of rapid changes in overall interest rates. First Guaranty has generally been liability sensitive. We modified our business plan in 2024 to reduce the liability sensitive nature of our balance sheet. We are working to limit our future exposure to interest rate fluctuations by creating a more balanced mix of rate sensitive assets and liabilities on a one-year time horizon and greater than one-year time horizon. We purchased amortizing mortgage backed securities in 2024, 2025 and 2026. We also purchased U.S. Treasury securities with a maturity of one year or less in 2024. Because of the significant impact on net interest margin from mismatches in repricing opportunities, we monitor the asset-liability mix periodically depending upon the management asset liability committee's assessment of current business conditions and the interest rate outlook. These strategies include, but are not limited to, frequent internal modeling of asset and liability values and behavior due to changes in interest rates. We monitor cash flow forecasts closely and evaluate the impact of both prepayments and extension risk.

The following interest sensitivity analysis is one measurement of interest rate risk. This analysis reflects the contractual maturity characteristics of assets and liabilities over various time periods. This analysis does not factor in prepayments or interest rate floors on loans which may significantly change the report. This table includes nonaccrual loans in their respective maturity periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at March 31, 2026 illustrated below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

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

	March 31, 2026
	Interest Sensitivity Within
(in thousands except for %)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$771,457	$333,996	$1,105,453	$819,124	$1,924,577
Securities (including FHLB stock)	35,167	50,235	85,402	1,101,774	1,187,176
Federal Funds Sold	544	—	544	—	544
Other earning assets	718,219	—	718,219	—	718,219
Total earning assets	$1,525,387	$384,231	$1,909,618	$1,920,898	$3,830,516

Source of Funds:
Interest-bearing accounts:
Demand deposits	$1,100,162	$—	$1,100,162	$—	$1,100,162
Savings deposits	217,316	—	217,316	—	217,316
Time deposits	173,347	639,396	812,743	965,559	1,778,302
Short-term borrowings	—	—	—	7,026	7,026
Long-term borrowings	14,210	—	14,210	135,000	149,210
Junior subordinated debt	29,820	—	29,820	—	29,820
Noninterest-bearing, net	—	—	—	548,680	548,680
Total source of funds	$1,534,855	$639,396	$2,174,251	$1,656,265	$3,830,516

Period gap	$(9,468)	$(255,165)	$(264,633)	$264,633
Cumulative gap	$(9,468)	$(264,633)	$(264,633)	$—

Cumulative gap as a percent of earning assets	(0.2)%	(6.9)%	(6.9)%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)On March 31, 2026, First Guaranty issued an aggregate of 234,611 shares of its common stock, $1.00 par value per share (the “Common Stock”), for aggregate offering proceeds of $1.0 million. 128,704 shares were issued in a private placement, with the proceeds used for general corporate purposes, including to support continued growth and to enhance regulatory capital ratios. An additional 105,907 shares were issued as payment-in-kind in lieu of interest payments pursuant to that certain Promissory Note, dated as of March 20, 2026, by and between First Guaranty Bancshares, Inc. and Smith & Tate Investment, L.L.C. (the “Promissory Note Amendment”), and that certain Second Amendment to the First Guaranty Bancshares, Inc. Floating Rate Subordinated Note due March 28, 2034, dated as of March 20, 2026, by and between First Guaranty and Smith & Tate Investment, L.L.C. (the “Subordinated Note Amendment”). First Guaranty did not receive any proceeds of the payment-in-kind issuance. These issuances of common stock by First Guaranty were made to “accredited investors” in reliance upon the exemptions from registration available under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D.

(b)Not applicable.

(c)Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)Not applicable.

(b)Not applicable.

(c)During the three months ended March 31, 2026, no First Guaranty officer or director adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading agreement", as each term is defined in Item 408(a) of Regulation S-K.

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

4.7	Form of Depositary Receipt representing Depositary Shares (11)
10.1	Second Amendment to the Promissory Note, dated as of March 20, 2026, by and between First Guaranty Bancshares, Inc. and Smith & Tate Investment, L.L.C. (13)
10.2
Second Amendment to the First Guaranty Bancshares, Inc. Floating Rate Subordinated Note due March 28, 2034, dated as of March 20, 2026, by and between First Guaranty Bancshares, Inc. and Smith & Tate Investment, L.L.C. (14)

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

(13)Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on March 24, 2026.
(14)Incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on March 24, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, First Guaranty has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST GUARANTY BANCSHARES, INC.

Date: May 13, 2026	By: /s/ Michael R. Mineer
Michael R. Mineer
President and Chief Executive Officer
Principal Executive Officer

Date: May 13, 2026	By: /s/ Eric J. Dosch
Eric J. Dosch
Chief Financial Officer, Secretary and Treasurer
Principal Financial Officer