Form 10-Q
period 2026-06-30
First Guaranty Bancshares, Inc.
filed 2026-08-14
CIK 1408534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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
Yes ☐ No ☒

As of August 13, 2026 the registrant had 16,539,094 shares of $1 par value common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1.     Consolidated Financial Statements
FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents:
Cash and due from banks	$781,030	$845,150
Federal funds sold	546	551
Cash and cash equivalents	781,576	845,701

Interest-earning time deposits with banks	250	250

Investment securities:
Available for sale, at fair value (cost of $901,862 and $674,139, respectively)	890,758	676,592
Held to maturity, at cost and net of allowance for credit losses of $150 (estimated fair value of $265,294 and $268,094, respectively)	323,203	322,675
Investment securities	1,213,961	999,267

Federal Home Loan Bank stock, at cost	10,433	10,206

Loans, net of unearned income	1,765,210	2,069,802
Less: allowance for credit losses	34,299	40,755
Net loans	1,730,911	2,029,047

Premises and equipment, net	72,656	59,585
Intangible assets, net	2,218	2,638
Other real estate, net	29,721	35,084
Accrued interest receivable	11,875	12,455
Other assets	41,409	84,088
Total Assets	$3,895,010	$4,078,321

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$415,296	$414,604
Interest-bearing demand	1,092,746	1,165,061
Savings	224,436	213,936
Time	1,724,574	1,839,276
Total deposits	3,457,052	3,632,877

Repurchase agreements	7,227	7,119
Accrued interest payable	17,492	17,637
Long-term advances from Federal Home Loan Bank	135,000	135,000
Senior long-term debt	14,214	14,203
Junior subordinated debentures	29,835	29,805
Other liabilities	6,840	15,462
Total Liabilities	3,667,660	3,852,103

Shareholders' Equity
Preferred stock, Series A - $1,000 par value - 100,000 shares authorized
Non-cumulative perpetual; 34,500 shares issued and outstanding	33,058	33,058
Common stock, $1 par value - 100,600,000 shares authorized; 16,539,094 and 15,793,433 shares issued and outstanding	16,539	15,793
Surplus	176,492	170,621
Retained earnings	18,742	14,055
Accumulated other comprehensive (loss) income	(17,481)	(7,309)
Total Shareholders' Equity	227,350	226,218
Total Liabilities and Shareholders' Equity	$3,895,010	$4,078,321
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2026	2025	2026	2025
Interest Income:
Loans (including fees)	$33,090	$41,013	$66,369	$83,982
Deposits with other banks	6,073	7,511	14,710	13,510
Securities (including FHLB stock)	12,118	5,797	22,477	11,292
Total Interest Income	51,281	54,321	103,556	108,784

Interest Expense:
Demand deposits	8,241	12,708	17,851	24,912
Savings deposits	963	1,336	1,909	2,598
Time deposits	17,395	15,196	35,994	31,086
Borrowings	2,404	2,841	4,835	5,725
Total Interest Expense	29,003	32,081	60,589	64,321

Net Interest Income	22,278	22,240	42,967	44,463
Less: Provision for credit losses	2,625	16,610	5,250	31,158
Net Interest Income after Provision for Credit Losses	19,653	5,630	37,717	13,305

Noninterest Income:
Service charges, commissions and fees	736	834	1,494	1,683
ATM and debit card fees	655	778	1,297	1,525
Net gains on securities	—	—	1	—
Net gains on sale of assets	—	—	44	4
Other	508	544	1,271	1,298
Total Noninterest Income	1,899	2,156	4,107	4,510

Noninterest Expense:
Salaries and employee benefits	7,029	7,843	14,381	16,284
Occupancy and equipment expense	2,361	2,605	4,825	5,245
Other	7,818	6,819	14,731	13,755
Total Noninterest Expense	17,208	17,267	33,937	35,284

Income (Loss) Before Income Taxes	4,344	(9,481)	7,887	(17,469)
Provision (benefit) for income taxes	913	(2,178)	1,713	(4,000)
Net Income (Loss)	3,431	(7,303)	6,174	(13,469)
Less: Preferred stock dividends	582	582	1,164	1,164
Net Income (Loss) Available to Common Shareholders	$2,849	$(7,885)	$5,010	$(14,633)

Per Common Share:
Earnings (Loss)	$0.17	$(0.61)	$0.31	$(1.15)
Cash dividends paid	$0.01	$0.01	$0.02	$0.02

Weighted Average Common Shares Outstanding	16,326,060	12,910,785	16,062,514	12,709,905
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net Income (Loss)	$3,431	$(7,303)	$6,174	$(13,469)
Other comprehensive (loss) income:
Unrealized gains (losses) on securities:
Unrealized holding (losses) gains arising during the period	(5,213)	1,228	(12,875)	3,365
Reclassification adjustments for losses (gains) included in net income	—	—	(1)	—
Change in unrealized (losses) gains on securities	(5,213)	1,228	(12,876)	3,365
Tax impact	1,095	(257)	2,704	(706)
Other comprehensive (loss) income	(4,118)	971	(10,172)	2,659
Comprehensive (Loss) Income	$(687)	$(6,332)	$(3,998)	$(10,810)
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)

	Preferred Stock $1,000 Par	Common Stock $1 Par	Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total
(in thousands, except per share data)
Balance December 31, 2024	$33,058	$12,505	$149,389	$72,965	$(12,868)	$255,049
Net (loss) income	—	—	—	(6,166)	—	(6,166)
Common Stock issued in private placement, 186,787 shares	—	186	1,395	—	—	1,581
Other comprehensive income	—	—	—	—	1,688	1,688
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.01 per share)	—	—	—	(125)	—	(125)
Balance March 31, 2025 (unaudited)	$33,058	$12,691	$150,784	$66,092	$(11,180)	$251,445
Net (loss) income	—	—	—	(7,303)	—	(7,303)
Common Stock issued in private placement, 358,680 shares	—	359	2,619	—	—	2,978
Common Stock issued in subordinated debt conversion, 1,981,506 shares	—	1,982	13,018	—	—	15,000
Common Stock issued as payment-in-kind, 88,482 shares	—	88	620	—	—	708
Other comprehensive income	—	—	—		971	971
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.01 per share)	—	—	—	(129)	—	(129)
Balance June 30, 2025 (unaudited)	$33,058	$15,120	$167,041	$58,078	$(10,209)	$263,088

Balance December 31, 2025	$33,058	$15,793	$170,621	$14,055	$(7,309)	$226,218
Net income	—	—	—	2,743	—	2,743
Common Stock issued in private placement, 128,704 shares	—	129	871	—	—	1,000
Common Stock issued as payment-in-kind, 105,907 shares	—	106	717	—	—	823
Other comprehensive (loss) income	—	—	—	—	(6,054)	(6,054)
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.01 per share)	—	—	—	(158)	—	(158)
Balance March 31, 2026 (unaudited)	$33,058	$16,028	$172,209	$16,058	$(13,363)	$223,990
Net income	—	—	—	3,431	—	3,431
Common Stock issued in private placement, 436,204 shares	—	436	3,564	—	—	4,000
Common Stock issued as payment-in-kind, 74,846 shares	—	75	719	—	—	794
Other comprehensive (loss) income	—	—	—	—	(4,118)	(4,118)
Preferred stock dividends	—	—	—	(582)	—	(582)
Cash dividends on common stock ($0.01 per share)	—	—	—	(165)	—	(165)
Balance June 30, 2026 (unaudited)	$33,058	$16,539	$176,492	$18,742	$(17,481)	$227,350
See Notes to Consolidated Financial Statements

FIRST GUARANTY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash Flows From Operating Activities
Net income (loss)	$6,174	$(13,469)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	5,250	31,158
Depreciation and amortization	1,997	2,189
Change in right of use asset	11,028	251
Amortization/Accretion of investments	(2,107)	(2,105)
(Gain) loss on sale/call of securities	(1)	—
Gain on sale of assets	(44)	(4)
Repossessed asset write downs, gains and losses on dispositions	127	24
Interest expense paid-in-kind	1,617	708
FHLB stock dividends	(227)	(250)
Change in operating lease liabilities	(11,098)	(233)
Change in other assets and liabilities, net	37,168	(31,197)
Net Cash Provided By (Used In) Operating Activities	49,884	(12,928)

Cash Flows From Investing Activities
Proceeds from maturities and calls of HTM securities	—	—
Proceeds from maturities, calls and sales of AFS securities	112,646	119,937
Funds invested in certificates of deposit	—	—
Funds invested in AFS securities	(338,108)	(231,470)
Funds invested in preferred securities	—	—
Proceeds from redemption of preferred securities	—	—
Funds invested in Federal Home Loan Bank stock	—	—
Proceeds from sale/redemption of Federal Home Loan Bank stock	—	—
Net decrease in loans	290,965	268,151
Purchase of premises and equipment	(14,819)	(481)
Proceeds from sales of premises and equipment	338	4
Proceeds from sales of other real estate owned	7,173	130
Net Cash Provided By Investing Activities	58,195	156,271

Cash Flows From Financing Activities
Net (decrease) increase in deposits	(175,825)	5,078
Net increase in federal funds purchased and short-term borrowings	108	108
Proceeds from long-term borrowings	—	—
Repayment of long-term borrowings	—	(1,008)
Proceeds from subordinated debentures	—	—
Proceeds from issuance of common stock	5,000	4,559
Dividends paid on preferred stock	(1,164)	(1,164)
Dividends paid on common stock	(323)	(254)
Net Cash (Used In) Provided By Financing Activities	(172,204)	7,319

Net (Decrease) Increase In Cash and Cash Equivalents	(64,125)	150,662
Cash and Cash Equivalents at the Beginning of the Period	845,701	564,208
Cash and Cash Equivalents at the End of the Period	$781,576	$714,870

Noncash Activities:
Acquisition of real estate in settlement of loans	$1,921	$7,515
Common stock issued for payment-in-kind	$1,617	$708
Common stock issued for debt conversion	$—	$15,000

Cash Paid During The Period:
Interest on deposits and borrowed funds	$60,734	$65,260
Federal income taxes	$(1,600)	$2,500
State income taxes	$—	$—
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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the consolidated financial statements. Those adjustments are of a normal recurring nature. The results of operations at June 30, 2026 and for the three and six-month periods ended June 30, 2026 and 2025 are not necessarily indicative of the results expected for the full year or any other interim period. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for credit losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the valuation of the deferred tax asset, and the valuation of investment securities.

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

Note 3. Securities

A summary comparison of securities by type at June 30, 2026 and December 31, 2025 is shown below.

	June 30, 2026				December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasuries	$49,539	$—	$(32)	$49,507	$98,123	$26	$—	$98,149
Corporate debt securities	5,000	—	(87)	4,913	6,500	—	(51)	6,449
Municipal bonds	16,005	64	(890)	15,179	21,211	218	(373)	21,056
Collateralized mortgage obligations	568,188	104	(7,888)	560,404	301,685	1,232	(336)	302,581
Mortgage-backed securities	263,130	279	(2,654)	260,755	246,620	2,085	(348)	248,357
Total available for sale securities	$901,862	$447	$(11,551)	$890,758	$674,139	$3,561	$(1,108)	$676,592

Held to maturity:
U.S. Government Agencies	$268,059	$—	$(54,498)	$213,561	$267,626	$—	$(51,627)	$215,999
Corporate debt securities	55,294	4	(3,565)	51,733	55,199	8	(3,112)	52,095
Total held to maturity securities	$323,353	$4	$(58,063)	$265,294	$322,825	$8	$(54,739)	$268,094

The scheduled maturities of securities at June 30, 2026, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities due to calls or prepayments. Mortgage-backed securities are not due at a single maturity because of amortization and potential prepayment of the underlying mortgages. For this reason, they are presented separately in the maturity table below:

	At June 30, 2026
(in thousands)	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$50,748	$50,710
Due after one year through five years	8,355	8,189
Due after five years through 10 years	8,653	8,023
Over 10 years	2,788	2,677
Subtotal	70,544	69,599
Collateralized mortgage obligations	568,188	560,404
Mortgage-backed securities	263,130	260,755
Total available for sale securities	$901,862	$890,758

Held to maturity:
Due in one year or less	$—	$—
Due after one year through five years	67,350	62,186
Due after five years through 10 years	140,237	120,798
Over 10 years	115,766	82,310
Total held to maturity securities	$323,353	$265,294

At June 30, 2026, $779.7 million of First Guaranty's securities were pledged to secure public funds deposits and borrowings. The pledged securities had a market value of $728.1 million as of June 30, 2026.

Accrued interest receivable on First Guaranty's investment securities was $4.0 million and $3.0 million at June 30, 2026 and December 31, 2025, respectively, and was included in accrued interest receivable on the consolidated balance sheet. First Guaranty had a $0.2 million allowance for credit losses related to the held to maturity portfolio at June 30, 2026 and December 31, 2025.

The following is a summary of the fair value of securities with gross unrealized losses and an aging of those gross unrealized losses at June 30, 2026.

				At June 30, 2026
	Less Than 12 Months			12 Months or More			Total
(in thousands)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Available for sale:
U.S. Treasuries	4	$49,507	$(32)	—	$—	$—	4	$49,507	$(32)
Corporate debt securities	2	1,983	(17)	3	2,930	(70)	5	4,913	(87)
Municipal bonds	41	7,149	(211)	25	5,720	(679)	66	12,869	(890)
Collateralized mortgage obligations	109	519,960	(7,888)	—	—	—	109	519,960	(7,888)
Mortgage-backed securities	56	176,580	(2,286)	6	11,690	(368)	62	188,270	(2,654)
Total available for sale securities	212	$755,179	$(10,434)	34	$20,340	$(1,117)	246	$775,519	$(11,551)

Held to maturity:
U.S. Government Agencies	—	$—	$—	29	$213,561	$(54,498)	29	$213,561	$(54,498)
Corporate debt securities	2	1,798	(148)	54	49,617	(3,417)	56	51,415	(3,565)
Total held to maturity securities	2	$1,798	$(148)	83	$263,178	$(57,915)	85	$264,976	$(58,063)

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

As of June 30, 2026, 331 of First Guaranty's debt securities had unrealized losses totaling 6.3% of the individual securities' amortized cost basis and 5.7% of First Guaranty's total amortized cost basis of the investment securities portfolio. 117 of the 331 securities had been in a continuous loss position for over 12 months at such date. The 117 securities had an aggregate amortized cost basis of $342.6 million and an unrealized loss of $59.0 million at June 30, 2026. Management has the intent and ability to hold these debt securities until maturity or until anticipated recovery.

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

Corporate debt securities in a loss position consist primarily of corporate bonds issued by businesses in the financial, insurance, utility, manufacturing, industrial, consumer products and oil and gas industries. There were no held to maturity corporate securities with a credit related impairment loss as of June 30, 2026. First Guaranty believes that the remaining issuers will be able to fulfill the obligations of these securities based on evaluations described above. First Guaranty has the ability and intent to hold these securities until they recover, which could be at their maturity dates.

There were no charge-offs recognized on securities during the six months ended June 30, 2026 and 2025. There were no provisions for credit losses recognized on securities during the six months ended June 30, 2026 and 2025.

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

At June 30, 2026, First Guaranty's exposure to bond issuers that exceeded 10% of shareholders' equity is below:

	At June 30, 2026
(in thousands)	Amortized Cost	Fair Value
U.S. Government Treasuries (U.S.)	$49,539	$49,507
Federal Home Loan Bank (FHLB)	32,460	27,084
Federal Home Loan Mortgage Corporation (Freddie Mac-FHLMC)	101,917	76,433
Federal Farm Credit Bank (FFCB)	139,962	116,202
Government National Mortgage Association (Ginnie Mae-GNMA)	822,829	812,776
Total	$1,146,707	$1,082,002

Note 4. Loans

The following table summarizes the components of First Guaranty's loan portfolio as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
(in thousands except for %)	Balance	As % of Category	Balance	As % of Category
Real Estate:
Construction & land development	$99,000	5.6%	$149,493	7.2%
Farmland	30,878	1.7%	32,160	1.5%
1- 4 Family	420,388	23.8%	428,773	20.7%
Multifamily	85,772	4.8%	144,235	6.9%
Non-farm non-residential	790,300	44.7%	948,536	45.7%
Total Real Estate	1,426,338	80.6%	1,703,197	82.0%
Non-Real Estate:
Agricultural	42,860	2.4%	35,244	1.7%
Commercial and industrial	222,627	12.6%	228,738	11.0%
Commercial leases	56,619	3.2%	75,617	3.7%
Consumer and other	21,223	1.2%	33,023	1.6%
Total Non-Real Estate	343,329	19.4%	372,622	18.0%
Total Loans Before Unearned Income	1,769,667	100.0%	2,075,819	100.0%
Unearned income	(4,457)		(6,017)
Total Loans Net of Unearned Income	$1,765,210		$2,069,802

Accrued interest receivable on First Guaranty's loans totaled $7.9 million and $9.4 million at June 30, 2026 and December 31, 2025, respectively, and is included in accrued interest receivable on the consolidated balance sheet. Accrued interest receivable is excluded from First Guaranty's estimate of the allowance for credit losses.

The following table summarizes fixed and floating rate loans by contractual maturity, excluding nonaccrual loans, as of June 30, 2026 and December 31, 2025 unadjusted for scheduled principal payments, prepayments, or repricing opportunities. The average life of the loan portfolio may be substantially less than the contractual terms when these adjustments are considered.

	June 30, 2026			December 31, 2025
(in thousands)	Fixed	Floating	Total	Fixed	Floating	Total
One year or less	$213,025	$167,959	$380,984	$269,181	$200,350	$469,531
More than one to five years	144,571	106,566	251,137	174,719	175,338	350,057
More than five to 15 years	50,529	237,485	288,014	54,639	254,314	308,953
Over 15 years	338,874	470,064	808,938	338,713	548,984	887,697
Subtotal	$746,999	$982,074	1,729,073	$837,252	$1,178,986	2,016,238
Nonaccrual loans			40,594			59,581
Total Loans Before Unearned Income			1,769,667			2,075,819
Unearned income			(4,457)			(6,017)
Total Loans Net of Unearned Income			$1,765,210			$2,069,802

Included in floating rate loans are loans that adjust to a floating rate following an initial fixed rate period. The initial fixed rate periods are typically one, three, or five years.

The following tables present the age analysis of past due loans at June 30, 2026 and December 31, 2025:

	As of June 30, 2026
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$1,473	$18,823	$20,296	$78,704	$99,000	$—
Farmland	1,362	2,595	3,957	26,921	30,878	—
1- 4 family	3,211	7,593	10,804	409,584	420,388	—
Multifamily	—	2,215	2,215	83,557	85,772	—
Non-farm non-residential	3,592	7,064	10,656	779,644	790,300	—
Total Real Estate	9,638	38,290	47,928	1,378,410	1,426,338	—
Non-Real Estate:
Agricultural	79	1,436	1,515	41,345	42,860	—
Commercial and industrial	756	841	1,597	221,030	222,627	—
Commercial leases	1,057	—	1,057	55,562	56,619	—
Consumer and other	208	27	235	20,988	21,223	—
Total Non-Real Estate	2,100	2,304	4,404	338,925	343,329	—
Total Loans Before Unearned Income	$11,738	$40,594	$52,332	$1,717,335	$1,769,667	$—
Unearned income					(4,457)
Total Loans Net of Unearned Income					$1,765,210

	As of December 31, 2025
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Loans	Recorded Investment 90 Days Accruing
Real Estate:
Construction & land development	$42	$9,281	$9,323	$140,170	$149,493	$—
Farmland	17	2,671	2,688	29,472	32,160	—
1- 4 family	12,875	10,531	23,406	405,367	428,773	763
Multifamily	175	2,278	2,453	141,782	144,235	—
Non-farm non-residential	6,456	24,380	30,836	917,700	948,536	33
Total Real Estate	19,565	49,141	68,706	1,634,491	1,703,197	796
Non-Real Estate:
Agricultural	1,263	2,172	3,435	31,809	35,244	—
Commercial and industrial	3,004	2,266	5,270	223,468	228,738	—
Commercial leases	2,123	6,640	8,763	66,854	75,617	—
Consumer and other	527	158	685	32,338	33,023	—
Total Non-Real Estate	6,917	11,236	18,153	354,469	372,622	—
Total Loans Before Unearned Income	$26,482	$60,377	$86,859	$1,988,960	$2,075,819	$796
Unearned income					(6,017)
Total Loans Net of Unearned Income					$2,069,802

The tables above include $40.6 million and $59.6 million of nonaccrual loans at June 30, 2026 and December 31, 2025, respectively. See the tables below for more detail on nonaccrual loans.

The following is a summary of nonaccrual loans by class at the dates indicated:

	As of June 30, 2026
(in thousands)	With Related Allowance	Without Related Allowance	Total
Real Estate:
Construction & land development	$8,034	$10,789	$18,823
Farmland	204	2,391	2,595
1- 4 family	7,593	—	7,593
Multifamily	162	2,053	2,215
Non-farm non-residential	4,358	2,706	7,064
Total Real Estate	20,351	17,939	38,290
Non-Real Estate:
Agricultural	806	630	1,436
Commercial and industrial	841	—	841
Commercial leases	—	—	—
Consumer and other	27	—	27
Total Non-Real Estate	1,674	630	2,304
Total Nonaccrual Loans	$22,025	$18,569	$40,594

	As of December 31, 2025
(in thousands)	With Related Allowance	Without Related Allowance	Total
Real Estate:
Construction & land development	$436	$8,845	$9,281
Farmland	224	2,447	2,671
1- 4 family	9,091	677	9,768
Multifamily	197	2,081	2,278
Non-farm non-residential	5,641	18,706	24,347
Total Real Estate	15,589	32,756	48,345
Non-Real Estate:
Agricultural	1,257	915	2,172
Commercial and industrial	912	1,354	2,266
Commercial leases	5,803	837	6,640
Consumer and other	158	—	158
Total Non-Real Estate	8,130	3,106	11,236
Total Nonaccrual Loans	$23,719	$35,862	$59,581

The following table presents First Guaranty's loan portfolio by credit quality classification and origination year as of the date indicated:

	As of June 30, 2026
	Term Loans by Origination Year
(in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Real Estate:
Construction & land development:
Pass	$5,384	$6,711	$5,804	$6,538	$5,669	4,702	$280	$35,088
Special Mention	—	—	82	9,191	34,045	514	—	43,832
Substandard	—	2,685	—	17,080	181	134	—	20,080
Doubtful	—	—	—	—	—	—	—	—
Total Construction & land development	5,384	9,396	5,886	32,809	39,895	5,350	280	99,000
Current period gross charge-offs	—	—	—	—	—	—	—	—
Farmland
Pass	1,496	1,421	2,489	2,827	3,432	5,694	1,296	18,655
Special Mention	—	—	119	—	—	1,424	—	1,543
Substandard	—	—	2,817	3,677	75	4,111	—	10,680
Doubtful	—	—	—	—	—	—	—	—
Total Farmland	1,496	1,421	5,425	6,504	3,507	11,229	1,296	30,878
Current period gross charge-offs	—	—	—	—	—	—	—	—
1- 4 family
Pass	16,951	32,819	50,460	82,910	82,700	110,388	4,625	380,853
Special Mention	—	—	65	611	4,121	5,731	1,118	11,646
Substandard	—	2,249	3,080	5,194	4,637	12,404	325	27,889
Doubtful	—	—	—	—	—	—	—	—
Total 1- 4 family	16,951	35,068	53,605	88,715	91,458	128,523	6,068	420,388
Current period gross charge-offs	—	—	79	95	556	1,449	—	2,179
Multifamily
Pass	—	—	429	29,388	28,087	9,805	3,567	71,276
Special Mention	—	—	—	30	59	—	828	917
Substandard	—	—	—	332	13,247	—	—	13,579
Doubtful	—	—	—	—	—	—	—	—
Total Multifamily	—	—	429	29,750	41,393	9,805	4,395	85,772
Current period gross charge-offs	—	—	—	25	—	—	—	25
Non-farm non-residential
Pass	11,082	15,899	53,409	100,367	163,421	206,823	5,203	556,204
Special Mention	552	192	6,947	22,467	15,195	34,599	6,497	86,449
Substandard	—	799	3,399	43,482	30,930	69,037	—	147,647
Doubtful	—	—	—	—	—	—	—	—
Total non-farm non-residential	11,634	16,890	63,755	166,316	209,546	310,459	11,700	790,300
Current period gross charge-offs	—	—	268	1,471	235	300	—	2,274
Total Real Estate	35,465	62,775	129,100	324,094	385,799	465,366	23,739	1,426,338

Non-Real Estate:
Agricultural
Pass	888	2,055	1,488	1,132	1,620	3,574	22,315	33,072
Special Mention	—	62	75	63	—	270	141	611
Substandard	—	—	17	165	7,046	1,416	533	9,177
Doubtful	—	—	—	—	—	—	—	—
Total Agricultural	888	2,117	1,580	1,360	8,666	5,260	22,989	42,860
Current period gross charge-offs	—	—	—	49	—	246	—	295
Commercial and industrial
Pass	76,203	12,410	5,038	3,752	3,234	6,902	49,361	156,900

Special Mention	2,081	33,517	628	188	221	387	1,780	38,802
Substandard	—	14	45	1,746	5,250	314	19,556	26,925
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and industrial	78,284	45,941	5,711	5,686	8,705	7,603	70,697	222,627
Current period gross charge-offs	—	94	1,936	19	29	(43)	—	2,035
Commercial leases
Pass	—	2,288	1,311	9,491	16,080	4,338	—	33,508
Special Mention	—	1,118	1,555	69	—	—	—	2,742
Substandard	—	—	11,643	6,557	2,169	—	—	20,369
Doubtful	—	—	—	—	—	—	—	—
Total Commercial leases	—	3,406	14,509	16,117	18,249	4,338	—	56,619
Current period gross charge-offs	—	—	(652)	5,711	772	92	—	5,923
Consumer and other loans
Pass	4,233	3,716	2,117	1,524	845	8,474	—	20,909
Special Mention	—	—	—	—	4	28	—	32
Substandard	—	95	29	49	33	76	—	282
Doubtful	—	—	—	—	—	—	—	—
Total Consumer and other loans	4,233	3,811	2,146	1,573	882	8,578	—	21,223
Current period gross charge-offs	58	49	47	102	120	77	—	453
Total Non-Real Estate	83,405	55,275	23,946	24,736	36,502	25,779	93,686	343,329
Total Loans
Pass	116,237	77,319	122,545	237,929	305,088	360,700	86,647	1,306,465
Special Mention	2,633	34,889	9,471	32,619	53,645	42,953	10,364	186,574
Substandard	—	5,842	21,030	78,282	63,568	87,492	20,414	276,628
Doubtful	—	—	—	—	—	—	—	—
Total Loans Before Unearned Income	$118,870	$118,050	$153,046	$348,830	$422,301	$491,145	$117,425	$1,769,667
Unearned income								(4,457)
Total Loans Net of Unearned Income								$1,765,210
Total Current Period Gross Charge-offs	$58	$143	$1,678	$7,472	$1,712	$2,121	$—	$13,184

	As of December 31, 2025
	Term Loans by Origination Year
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Real Estate:
Construction & land development:
Pass	$11,416	$8,479	$6,888	$31,030	$5,894	2,626	$6,005	$72,338
Special Mention	—	32	16,735	12,348	—	120	—	29,235
Substandard	1,273	1,810	41,808	961	2,066	2	—	47,920
Doubtful	—	—	—	—	—	—	—	—
Total Construction & land development	12,689	10,321	65,431	44,339	7,960	2,748	6,005	149,493
Current period gross charge-offs	—	—	—	5,794	—	—	—	5,794
Farmland
Pass	1,474	2,869	2,538	3,697	4,674	1,741	3,037	20,030
Special Mention	—	155	—	30	—	2,607	—	2,792
Substandard	—	2,852	3,797	35	—	2,654	—	9,338
Doubtful	—	—	—	—	—	—	—	—
Total Farmland	1,474	5,876	6,335	3,762	4,674	7,002	3,037	32,160
Current period gross charge-offs	—	—	—	—	—	68	—	68

1- 4 family
Pass	32,828	55,162	88,161	91,666	51,709	72,022	7,636	399,184
Special Mention	—	68	410	1,736	499	3,902	246	6,861
Substandard	2,285	116	4,898	4,535	3,436	6,746	636	22,652
Doubtful	—	—	—	76	—	—	—	76
Total 1- 4 family	35,113	55,346	93,469	98,013	55,644	82,670	8,518	428,773
Current period gross charge-offs	—	—	—	21	180	456	—	657
Multifamily
Pass	2,994	435	6,936	41,186	5,258	6,148	3,658	66,615
Special Mention	—	—	22,950	15	40,890	—	—	63,855
Substandard	—	—	372	13,393	—	—	—	13,765
Doubtful	—	—	—	—	—	—	—	—
Total Multifamily	2,994	435	30,258	54,594	46,148	6,148	3,658	144,235
Current period gross charge-offs	—	—	—	10,670	—	—	—	10,670
Non-farm non-residential
Pass	16,962	38,215	113,566	150,487	65,144	171,799	10,726	566,899
Special Mention	194	16,662	25,187	31,289	10,533	71,231	27,969	183,065
Substandard	878	9,666	38,876	50,372	21,811	70,695	6,274	198,572
Doubtful	—	—	—	—	—	—	—	—
Total non-farm non-residential	18,034	64,543	177,629	232,148	97,488	313,725	44,969	948,536
Current period gross charge-offs	—	9,432	—	33	3,360	66	—	12,891
Total Real Estate	70,304	136,521	373,122	432,856	211,914	412,293	66,187	1,703,197

Non-Real Estate:
Agricultural
Pass	1,713	1,716	1,435	1,779	1,219	2,705	14,328	24,895
Special Mention	70	85	72	1,014	—	79	—	1,320
Substandard	—	20	46	6,187	239	2,297	240	9,029
Doubtful	—	—	—	—	—	—	—	—
Total Agricultural	1,783	1,821	1,553	8,980	1,458	5,081	14,568	35,244
Current period gross charge-offs	—	169	—	—	—	—	—	169
Commercial and industrial
Pass	36,431	14,475	13,846	6,284	28,635	8,722	54,165	162,558
Special Mention	33,579	160	2,098	5,052	607	256	516	42,268
Substandard	135	36	39	697	1,327	4,009	14,052	20,295
Doubtful	—	3,617	—	—	—	—	—	3,617
Total Commercial and industrial	70,145	18,288	15,983	12,033	30,569	12,987	68,733	228,738
Current period gross charge-offs	29	220	599	281	184	26	—	1,339
Commercial leases
Pass	2,902	4,262	11,901	16,586	8,790	—	—	44,441
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	12,831	7,337	3,426	1,457	414	—	25,465
Doubtful	—	—	5,711	—	—	—	—	5,711
Total Commercial leases	2,902	17,093	24,949	20,012	10,247	414	—	75,617
Current period gross charge-offs	—	17,728	18,899	233	7,347	—	—	44,207
Consumer and other loans
Pass	6,860	3,134	11,118	1,433	1,370	8,580	—	32,495
Special Mention	—	—	1	6	36	—	—	43
Substandard	32	37	94	147	142	33	—	485
Doubtful	—	—	—	—	—	—	—	—
Total Consumer and other loans	6,892	3,171	11,213	1,586	1,548	8,613	—	33,023
Current period gross charge-offs	237	189	240	338	259	120	—	1,383
Total Non-Real Estate	81,722	40,373	53,698	42,611	43,822	27,095	83,301	372,622
Total Loans

Pass	113,580	128,747	256,389	344,148	172,693	274,343	99,555	1,389,455
Special Mention	33,843	17,162	67,453	51,490	52,565	78,195	28,731	329,439
Substandard	4,603	27,368	97,267	79,753	30,478	86,850	21,202	347,521
Doubtful	—	3,617	5,711	76	—	—	—	9,404
Total Loans Before Unearned Income	$152,026	$176,894	$426,820	$475,467	$255,736	$439,388	$149,488	$2,075,819
Unearned income								(6,017)
Total Loans Net of Unearned Income								$2,069,802
Total Current Period Gross Charge-offs	$266	$27,738	$19,738	$17,370	$11,330	$736	$—	$77,178

Note 5. Allowance for Credit Losses on Loans

A summary of changes in the allowance for credit losses, by portfolio type, for the six months ended June 30, 2026 and 2025 are as follows:

	For the Six Months Ended June 30,
	2026
(in thousands)	Beginning Allowance (12/31/2025)	Charge-offs	Recoveries	Provision	Ending Allowance (6/30/2026)
Real Estate:
Construction & land development	$2,079	$—	$150	$912	$3,141
Farmland	183	—	—	7	190
1- 4 family	13,340	(2,179)	400	(60)	11,501
Multifamily	1,377	(25)	—	1,179	2,531
Non-farm non-residential	12,054	(2,274)	225	30	10,035
Total Real Estate	29,033	(4,478)	775	2,068	27,398
Non-Real Estate:
Agricultural	173	(295)	226	269	373
Commercial and industrial	6,271	(2,035)	171	(1,878)	2,529
Commercial leases	1,192	(5,923)	130	6,705	2,104
Consumer and other	1,007	(453)	176	100	830
Unallocated	3,079	—	—	(2,014)	1,065
Total Non-Real Estate	11,722	(8,706)	703	3,182	6,901
Total Loans	$40,755	$(13,184)	$1,478	$5,250	$34,299
Unfunded lending commitments	700	—	—	—	700
Total	$41,455	$(13,184)	$1,478	$5,250	$34,999

	For the Six Months Ended June 30,
	2025
(in thousands)	Beginning Allowance (12/31/2024)	Charge-offs	Recoveries	Provision	Ending Allowance (6/30/2025)
Real Estate:
Construction & land development	$3,930	$(5,794)	$—	$5,504	$3,640
Farmland	50	—	—	122	172
1- 4 family	9,243	(16)	22	6,751	16,000
Multifamily	3,949	—	—	3,537	7,486
Non-farm non-residential	11,531	(33)	16	10,350	21,864
Total Real Estate	28,703	(5,843)	38	26,264	49,162
Non-Real Estate:
Agricultural	204	(169)	—	211	246
Commercial and industrial	1,994	(975)	52	4,616	5,687
Commercial leases	1,719	(233)	—	619	2,105
Consumer and other	1,337	(797)	319	457	1,316
Unallocated	854	—	—	(499)	355
Total Non-Real Estate	6,108	(2,174)	371	5,404	9,709
Total Loans	$34,811	$(8,017)	$409	$31,668	$58,871
Unfunded lending commitments	1,210	—	—	(510)	700
Total	$36,021	$(8,017)	$409	$31,158	$59,571

Negative provisions are caused by changes in the composition and credit quality of the loan portfolio and by recoveries. The result is an allocation of the credit loss reserve from one category to another.

A summary of the allowance along with loans and leases individually and collectively evaluated are as follows:

	As of June 30, 2026
(in thousands)	Allowance Individually Evaluated	Allowance Collectively Evaluated	Total Allowance for Credit Losses	Loans Individually Evaluated	Loans Collectively Evaluated	Total Loans before Unearned Income
Real Estate:
Construction & land development	$73	$3,068	$3,141	$18,512	$80,488	$99,000
Farmland	—	190	190	2,391	28,487	30,878
1- 4 family	794	10,707	11,501	7,036	413,352	420,388
Multifamily	1,783	748	2,531	8,336	77,436	85,772
Non-farm non-residential	554	9,481	10,035	37,963	752,337	790,300
Total Real Estate	3,204	24,194	27,398	74,238	1,352,100	1,426,338
Non-Real Estate:
Agricultural	—	373	373	630	42,230	42,860
Commercial and industrial	—	2,529	2,529	25,514	197,113	222,627
Commercial leases	—	2,104	2,104	—	56,619	56,619
Consumer and other	—	830	830	—	21,223	21,223
Unallocated	—	1,065	1,065	—	—	—
Total Non-Real Estate	—	6,901	6,901	26,144	317,185	343,329
Total	$3,204	$31,095	$34,299	$100,382	$1,669,285	1,769,667
Unearned Income						(4,457)
Total Loans Net of Unearned Income						$1,765,210

$69.1 million of loans individually evaluated for impairment as of June 30, 2026 were considered collateral dependent loans.

	As of December 31, 2025
(in thousands)	Allowance Individually Evaluated	Allowance Collectively Evaluated	Total Allowance for Credit Losses	Loans Individually Evaluated	Loans Collectively Evaluated	Total Loans before Unearned Income
Real Estate:
Construction & land development	$—	$2,079	$2,079	$28,237	$121,256	$149,493
Farmland	—	183	183	2,447	29,713	32,160
1- 4 family	857	12,483	13,340	7,816	420,957	428,773
Multifamily	11	1,366	1,377	8,446	135,789	144,235
Non-farm non-residential	1,398	10,656	12,054	41,888	906,648	948,536
Total Real Estate	2,266	26,767	29,033	88,834	1,614,363	1,703,197
Non-Real Estate:
Agricultural	—	173	173	915	34,329	35,244
Commercial and industrial	3,534	2,737	6,271	5,308	223,430	228,738
Commercial leases	—	1,192	1,192	6,548	69,069	75,617
Consumer and other	—	1,007	1,007	—	33,023	33,023
Unallocated	—	3,079	3,079	—	—	—
Total Non-Real Estate	3,534	8,188	11,722	12,771	359,851	372,622
Total	$5,800	$34,955	$40,755	$101,605	$1,974,214	2,075,819
Unearned Income						(6,017)
Total loans net of unearned income						$2,069,802

$91.8 million of loans individually evaluated for impairment as of December 31, 2025 were considered collateral dependent loans.

As of June 30, 2026 and December 31, 2025, First Guaranty had loans totaling $40.6 million and $59.6 million, respectively, not accruing interest. First Guaranty had no loans past due 90 days or more and still accruing interest as of June 30, 2026 as compared to $0.8 million as of December 31, 2025. The average outstanding balance of nonaccrual loans for the six months ended June 30, 2026 was $55.4 million compared to $114.6 million for the year ended December 31, 2025.

The Bank held loans that were individually evaluated for impairment at June 30, 2026 for which the repayment, on the basis of the assessment at the reporting date, is expected to be provided substantially though the operation or sale of the collateral and the borrower is experiencing financial difficulty. The Allowance for Credit Losses for these collateral-dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the type of collateral that secure collateral dependent loans:

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

The Bank did not execute any new reportable modifications to borrowers experiencing financial difficulty (MEFD) during the six months ended June 30, 2026. As of June 30, 2026, loans that had been previously modified for borrowers experiencing financial difficulty consisted of $13.1 million of term extensions, $11.8 million of loan term modifications, and $0.4 million of payment delays. The Bank had no unfunded commitments to borrowers whose terms have been modified as a reportable MEFD as of June 30, 2026.

As of June 30, 2026, there have been no loans that were modified within the previous 12 months for which there has been payment default during the period.

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

Other intangible assets continue to be amortized over their useful lives. Loan servicing assets totaled $0.2 million at June 30, 2026 and $0.3 million at December 31, 2025. Other intangible assets recorded include core deposit intangibles, which are subject to amortization. The weighted-average amortization period remaining for First Guaranty's core deposit intangibles is 2.8 years at June 30, 2026. The core deposits intangible reflect the value of deposit relationships, including the beneficial rates, which arose from acquisitions.

Note 7. Other Real Estate (ORE)

Other real estate owned consists of the following at the dates indicated:

(in thousands)	June 30, 2026	December 31, 2025
Other Real Estate Owned:
Residential	$897	$351
Construction & land development	1,161	8,161
Non-farm non-residential	27,663	26,572
Total Other Real Estate Owned	$29,721	$35,084

During 2025, First Guaranty transferred $4.4 million of existing bank owned properties previously used as either operating branches or future branch development to other real estate owned. As of June 30, 2026, these properties had a carrying value of $4.3 million and were held for sale.

Loans secured by one-to-four family residential properties in the process of foreclosure totaled $0.3 million as of June 30, 2026.

Note 8. Borrowings

During the first quarter of 2026, First Guaranty entered into amendments to further amend the promissory note for the senior debt owed to a related party and subordinated note to a related party which allows First Guaranty to extend the waiver of principal payments and permit quarterly interest payments in cash or shares of common stock through March 31, 2028.

First Guaranty issued 21,241 shares of common stock for payment in kind ("PIK") interest due on the senior debt for the quarter ended June 30, 2026. First Guaranty issued 53,605 shares of common stock as PIK payments of interest on a $30.0 million subordinated debt for the quarter ended June 30, 2026.

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

Below is a summary of the notional amounts of the financial instruments with off-balance sheet risk at June 30, 2026 and December 31, 2025:

Contract Amount

(in thousands)	June 30, 2026	December 31, 2025
Commitments to Extend Credit	$22,133	$70,846
Unfunded Commitments under lines of credit	$135,938	$161,690
Commercial and Standby letters of credit	$19,207	$18,531

Allowance For Credit Losses - Off- Balance-Sheet Credit Exposures

The provision for credit losses on unfunded commitments was $0 for the six months ended June 30, 2026 compared to a reversal of $0.5 million for the six months ended June 30, 2025. The ACL on off-balance-sheet credit exposures totaled $0.7 million at June 30, 2026 and December 31, 2025 and is included in other liabilities on the accompanying consolidated balance sheets.

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

Note 10. Leases

First Guaranty’s primary leasing activities relate to certain real estate leases of certain branches, and certain ATM locations. These leases have all been designated as operating leases. First Guaranty does not lease equipment under operating leases, and does not have leases designated as financing leases.

On April 29, 2026, First Guaranty repurchased certain properties, previously sold in a sale-leaseback transaction in June of 2024, for an aggregate purchase price of $14.8 million. Upon repurchase, the related lease agreements were terminated and no further lease payments are required. Lease expense associated with the sale‑leaseback arrangement totaled approximately $0.3 million per quarter prior to termination. As a result of the repurchase, this lease expense relating to these properties was eliminated and partially offset by depreciation expense, which is expected to increase by approximately $0.2 million per quarter.

Information concerning First Guaranty’s leases is as follows:

	June 30, 2026	June 30, 2025
Weighted-average lease term (in years)	1.9	13.8
Weighted-average discount rate	2.9%	7.9%

First Guaranty’s operating lease right-of-use ("ROU") assets were $0.1 million and $11.1 million at June 30, 2026 and December 31, 2025, respectively, and the related operating lease liabilities were $0.1 million and $11.2 million, respectively. The ROU asset is included in Other Assets on the balance sheet, and the related operating lease liabilities are included in Other Liabilities.

Operating lease expense, including short-term leases, is included in occupancy expense in the amount of $0.6 million and $0.8 million for the six months ended June 30, 2026 and June 30, 2025, respectively. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Cash payment for amounts included in the measurement of lease liabilities of $0.1 million and $0.7 million were included in operating cash flows for the respective six-month periods.

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

Securities available for sale. Securities are classified within Level 1 where quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are unavailable, fair value is estimated using quoted prices of securities with similar characteristics, at which point the securities would be classified within Level 2 of the hierarchy. Securities classified within Level 3 in First Guaranty's portfolio as of June 30, 2026 include corporate debt and municipal securities.

Loan individually evaluated for impairment. Fair value is measured by either the fair value of the collateral if the loan is collateral dependent (Level 2 or Level 3), or the present value of expected future cash flows, discounted at the loan's effective interest rate (Level 3). Fair value of the collateral is determined by appraisals or by independent valuation.

Other real estate owned. Properties are recorded at the balance of the loan or at estimated fair value less estimated selling costs, whichever is less, at the date acquired. Fair values of other real estate owned ("OREO") are determined by sales agreement or appraisal, and costs to sell are based on estimation per the terms and conditions of the sales agreement or amounts commonly used in real estate transactions. Inputs include appraisal values or recent sales activity for similar assets in the property's market; thus, OREO measured at fair value would be classified within either Level 2 or Level 3 of the hierarchy. During 2025, First Guaranty transferred $4.4 million of existing bank owned properties previously used as either operating branches or future branch development to other real estate owned. As of June 30, 2026, these properties had a carrying value of $4.3 million, and were held for sale. The properties are included in Level 3 as of June 30, 2026.

Certain non-financial assets and non-financial liabilities are measured at fair value on a non-recurring basis including assets and liabilities related to reporting units measured at fair value in the testing of goodwill impairment, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	June 30, 2026	December 31, 2025
Available for Sale Securities Fair Value Measurements Using:
Level 1: Quoted Prices in Active Markets For Identical Assets	$49,507	$98,149
Level 2: Significant Other Observable Inputs	825,490	555,565
Level 3: Significant Unobservable Inputs	15,761	22,878
Securities available for sale measured at fair value	$890,758	$676,592

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

The change in Level 1 securities available for sale from December 31, 2025 to June 30, 2026 was due to a net decrease in Treasury bills of $48.6 million. There were no transfers between Level 2 and Level 3 from December 31, 2025 to June 30, 2026. There were no transfers between Level 1 and 2 securities available for sale from December 31, 2025 to June 30, 2026.

The following table reconciles assets measured at fair value on a recurring basis using unobservable inputs (Level 3):

	Level 3 Changes
(in thousands)	June 30, 2026	December 31, 2025
Balance, beginning of year	$22,878	$6,095
Total gains or losses (realized/unrealized):
Included in earnings	—	—
Included in other comprehensive income	(730)	121
Purchases, sales, issuances and settlements, net	(6,387)	(473)
Transfers in and/or out of Level 3	—	17,135
Balance as of end of period	$15,761	$22,878

There were no gains or losses for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held as of June 30, 2026.

The following table measures financial assets and financial liabilities measured at fair value on a non-recurring basis as of June 30, 2026 and December 31, 2025, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value:

(in thousands)	At June 30, 2026	At December 31, 2025
Fair Value Measurements Using: Loans Individually Evaluated for Impairment
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	—	—
Level 3: Significant Unobservable Inputs	21,903	43,809
Loans individually evaluated for impairment measured at fair value	$21,903	$43,809

Fair Value Measurements Using: Other Real Estate Owned
Level 1: Quoted Prices in Active Markets For Identical Assets	$—	$—
Level 2: Significant Other Observable Inputs	—	—
Level 3: Significant Unobservable Inputs	29,721	35,084
Other real estate owned measured at fair value	$29,721	$35,084

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

The carrying amounts and estimated fair values of financial instruments at June 30, 2026 were as follows:

	Fair Value Measurements at June 30, 2026 Using
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets
Cash and due from banks	$781,030	$781,030	$—	$—	$781,030
Federal funds sold	546	546	—	—	546
Securities, available for sale	890,758	49,507	825,490	15,761	890,758
Securities, held for maturity	323,203	—	265,294	—	265,294
Loans held for sale	—	—	—	—	—
Loans, net	1,730,911	—	—	1,728,208	1,728,208
Accrued interest receivable	11,875	—	—	11,875	11,875

Liabilities
Deposits	$3,457,052	$—	$—	$3,450,617	3,450,617
Repurchase agreements	7,227	—	—	7,201	7,201
Accrued interest payable	17,492	—	—	17,492	17,492
Long-term advances from Federal Home Loan Bank	135,000	—	—	135,194	135,194
Senior long-term debt	14,214	—	—	14,265	14,265
Junior subordinated debentures	29,835	—	—	30,000	30,000

The carrying amounts and estimated fair values of financial instruments at December 31, 2025 were as follows:

		Fair Value Measurements at December 31, 2025 Using
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Assets
Cash and due from banks	$845,150	$845,150	$—	$—	$845,150
Federal funds sold	551	551	—	—	551
Securities, available for sale	676,592	98,149	555,565	22,878	676,592
Securities, held for maturity	322,675	—	268,094	—	268,094
Loans, net	2,029,047	—	—	2,025,685	2,025,685
Accrued interest receivable	12,455	—	—	12,455	12,455

Liabilities
Deposits	$3,632,877	$—	$—	$3,643,821	3,643,821
Repurchase agreements	7,119	—	—	7,160	7,160
Accrued interest payable	17,637	—	—	17,637	17,637
Long-term advances from Federal Home Loan Bank	135,000	—	—	136,529	136,529
Senior long-term debt	14,203	—	—	14,266	14,266
Junior subordinated debentures	29,805	—	—	30,000	30,000

There is no material difference between the contract amount and the estimated fair value of off-balance sheet items that are primarily comprised of short-term unfunded loan commitments that are generally at market prices.

Note 13. Subsequent Events

On July 31, 2026, First Guaranty Bank completed the sale of the Bank's Texas operations, consisting of five branches and related deposits, loans and certain other assets, to Armstrong Bank, Muskogee, Oklahoma. The transaction is expected to consist of approximately $234 million in deposits and $88 million in loans.

As disclosed in the Current Report on Form 8-K filed with the SEC on August 7, 2026, the Bank has consented to the issuance of a Consent Order (the “Consent Order”) with the FDIC and the Louisiana Office of Financial Institutions (the “OFI”), which became effective as of August 7, 2026 (the “Effective Date”). The Bank consented to the issuance of the Consent Order without admitting or denying any charges of unsafe or unsound banking practices or violations of law. The Consent Order primarily resulted from the September 2, 2025, joint examination of the Bank conducted by the FDIC and OFI (the “2025 Exam”). In the period between that 2025 Exam and the issuance of the Consent Order, the Bank’s board of directors (the “Bank Board”) and management have taken a number of steps to address the issues identified in the Consent Order. A copy of the Consent Order is attached as an exhibit to this report, and the description of the contents of the Consent Order in this report is qualified in its entirety by reference to the full text of the Consent Order, which is incorporated herein by reference.

The Consent Order requires the Bank to undertake a number of actions and comply with certain restrictions relating primarily to board oversight, capital maintenance, classified assets, credit administration, commercial real estate (CRE) concentrations and monitoring, and dividends. These provisions are summarized in more detail below:

•The Bank Board must monitor and confirm the completion of actions taken by management to comply with the Consent Order and ensure that the Bank has sufficient policies, personnel, resources, and systems to implement and adhere to the Consent Order.

•The Bank must maintain a Tier 1 leverage capital ratio equal to or greater than 9% and a total risk-based capital ratio equal to or greater than 14%. If the Bank fails to maintain the required capital ratios, the Bank must submit a plan to the FDIC and OFI to increase Tier 1 Capital or take other measures to bring the Bank’s capital ratios to the levels required by the Consent Order.

•The Bank is restricted from extending additional credit to borrowers whose credit remains uncollected and was charged off or classified “loss” by the FDIC or OFI in the 2025 Exam, subject to certain limited exceptions.

•The Bank is restricted from extending additional credit to borrowers whose credit remains uncollected and was classified “doubtful” or “substandard” by the FDIC or OFI in the 2025 Exam, unless the Bank Board has signed a detailed written statement giving reasons why failure to extend such credit would be detrimental to the best interests of the Bank.

•Within 120 days after the Effective Date, the Bank must, to the extent it has not previously done so, eliminate from its books, by charge-off or collection (excluding through the proceeds of any loan from the Bank), all assets or portions of assets classified “loss” and 50% of the assets classified “doubtful” by the FDIC or OFI in the 2025 Exam.

•Within 60 days after the Effective Date, the Bank must submit a written plan to the FDIC and OFI to reduce the remaining assets classified “doubtful” and “substandard” in the 2025 Exam, including specified information for each classified asset with a balance of $2 million or more.

•The Bank must maintain satisfactory loan documentation practices and identify, track, correct and report to the Bank Board loan policy exceptions.

•The Bank Board must maintain a satisfactory loan review program commensurate with the Bank’s credit risk profile and commercial real estate concentration.

•Within 90 days after the Effective Date, the Bank Board must maintain and submit for approval a written plan for identifying, measuring, and monitoring the Bank’s CRE concentration.

•Within 90 days after the Effective Date, the Bank Board must implement measures to correct the weaknesses regarding CRE stress testing identified in the 2025 Exam.

•Within 90 days after the Effective Date, the Bank Board must implement measures to correct certain loan underwriting and credit administration weaknesses described in the 2025 Exam.

•So long as the Consent Order is in effect, the Bank may not pay any dividend to First Guaranty without the prior written consent of the FDIC and OFI.

•The Bank must furnish quarterly progress reports to the FDIC and OFI regarding compliance with the Consent Order.

The Consent Order will remain in effect until modified, terminated, suspended, or set aside by the FDIC and OFI.

Management and the Bank Board have been working to address the issues identified in the 2025 Exam, and will continue and expand these efforts to comply with the Consent Order. As of June 30, 2026, the Bank’s Tier 1 leverage ratio was 7.09% and its total risk-based capital ratio was 16.21%.

The Bank has submitted a capital plan to the FDIC and OFI. Other than the achievement of the required Tier 1 leverage ratio, the Bank currently believes that it is in full compliance with the Consent Order as of the date hereof.

Note 14. Segment Reporting

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of First Guaranty's financial condition and results of operations is intended to highlight the significant factors affecting First Guaranty's financial condition and results of operations presented in the consolidated financial statements included in this Form 10-Q. This discussion is designed to provide readers with a more comprehensive view of the operating results and financial position than would be obtained from reading the consolidated financial statements alone. Reference should be made to those statements for an understanding of the following review and analysis. The financial data at June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 have been derived from unaudited consolidated financial statements and include, in the opinion of management, all adjustments (consisting of normal recurring accruals and provisions) necessary to present fairly First Guaranty's financial position and results of operations for such periods.

Special Note Regarding Forward-Looking Statements

Congress passed the Private Securities Litigation Act of 1995 in an effort to encourage corporations to provide information about a company's anticipated future financial performance. This act provides a safe harbor for such disclosure, which protects us from unwarranted litigation, if actual results are different from management expectations. This discussion and analysis contains forward-looking statements and reflects management's current views and estimates of future economic circumstances, industry conditions, company performance and financial results. The words "may," "should," "expect," "anticipate," "intend," "plan," "continue," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a number of factors and uncertainties, including, our ability to comply with the requirements imposed by the regulatory consent order; changes in general economic conditions, either nationally or in our market areas, that are worse than expected; competition among depository and other financial institutions; inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments; adverse changes in the securities markets; changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements; our ability to enter new markets successfully and capitalize on growth opportunities; our ability to successfully integrate acquired entities; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board; changes in our organization, compensation and benefit plans; changes in our financial condition or results of operations that reduce capital available to pay dividends; increases in our provision for credit losses and changes in the financial condition or future prospects of issuers of securities that we own, which could cause our actual results and experience to differ from the anticipated results and expectations, expressed in such forward-looking statements. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

Second Quarter and Six Months Ended June 30, 2026, Financial Overview

First Guaranty Bancshares is a Louisiana corporation and a financial holding company headquartered in Hammond, Louisiana. Our wholly-owned subsidiary, First Guaranty Bank, a Louisiana-chartered commercial bank, provides personalized commercial banking services primarily to Louisiana and Texas customers through 30 banking facilities primarily located in the MSAs of Hammond, Baton Rouge, Lafayette, Shreveport-Bossier City, and Alexandria, Louisiana and Dallas-Fort Worth-Arlington, Waco, Texas and Mideast markets in Kentucky and West Virginia. As announced in a Current Report on Form 8-K filed on August 6, 2026, First Guaranty completed the sale of the Bank's Texas operations, consisting of five branches and related deposits, loans and certain other assets, to Armstrong Bank, Muskogee, Oklahoma. The sale was completed on July 31, 2026. We emphasize personal relationships and localized decision making to ensure that products and services are matched to customer needs. We compete for business principally on the basis of personal service to customers, customer access to officers and directors and competitive interest rates and fees.

Financial highlights for the second quarter and six months ended June 30, 2026 are as follows:

•Net income (loss) for the three months ended June 30, 2026 and 2025 was $3.4 million and $(7.3) million, respectively. Net income (loss) for the six months ended June 30, 2026 and 2025 was $6.2 million and $(13.5) million, respectively, an increase of $19.6 million.

•Total assets decreased $183.3 million and were $3.9 billion at June 30, 2026 compared to $4.1 billion at December 31, 2025. Total loans at June 30, 2026 were $1.8 billion, a decrease of $304.6 million, or 14.7%, compared with December 31, 2025. Total deposits were $3.5 billion at June 30, 2026, a decrease of $175.8 million, or 4.8%, compared with December 31, 2025. Retained earnings were $18.7 million at June 30, 2026, an increase of $4.7 million compared to $14.1 million at December 31, 2025. Shareholders' equity was $227.4 million and $226.2 million at June 30, 2026 and December 31, 2025, respectively.

•Earnings (loss) per common share were $0.17 and $(0.61) for the three months ended June 30, 2026 and 2025, respectively. Total weighted average shares outstanding were 16,326,060 and 12,910,785 for the three months ended June 30, 2026 and 2025, respectively. Earnings (loss) per common share were $0.31 and $(1.15) for the six months ended June 30, 2026 and 2025, respectively. Total weighted average shares outstanding were 16,062,514 and 12,709,905 for the six months ended June 30, 2026 and 2025, respectively.

•The allowance for credit losses was 1.94% of total loans at June 30, 2026 compared to 1.97% at December 31, 2025.

•Net interest income for the three months ended June 30, 2026 was $22.3 million compared to $22.2 million for the three months ended June 30, 2025. Net interest income for the six months ended June 30, 2026 was $43.0 million compared to $44.5 million for the six months ended June 30, 2025.

•The provision for credit losses for the three months ended June 30, 2026 was $2.6 million compared to $16.6 million for the three months ended June 30, 2025. The provision for credit losses for the six months ended June 30, 2026 was $5.3 million compared to $31.2 million for the six months ended June 30, 2025.

•Charge-offs were $7.7 million during the three months ended June 30, 2026 and $1.1 million during the same period in 2025. Recoveries totaled $0.9 million during the three months ended June 30, 2026 and $0.2 million during the same period in 2025. Charge-offs were $13.2 million during the six months ended June 30, 2026 and $8.0 million during the same period in 2025. Recoveries totaled $1.5 million during the six months ended June 30, 2026 and $0.4 million during the same period in 2025.

•First Guaranty had $29.7 million of other real estate owned as of June 30, 2026 compared to $35.1 million at December 31, 2025.

•The net interest margin for the three months ended June 30, 2026 was 2.37% which was an increase of 3 basis points from the net interest margin of 2.34% for the same period in 2025. The net interest margin for the six months ended June 30, 2026 was 2.22% which was a decrease of 13 basis points from the net interest margin of 2.35% for the same period in 2025. Loans as a percentage of average interest earning assets decreased to 49.5% at June 30, 2026 compared to 66.5% at June 30, 2025.

•Investment securities totaled $1.2 billion at June 30, 2026, an increase of $214.7 million when compared to $999.3 million at December 31, 2025. At June 30, 2026, available for sale securities, at fair value, totaled $890.8 million, an increase of $214.2 million when compared to $676.6 million at December 31, 2025. At June 30, 2026, held to maturity securities, at amortized cost and net of the allowance for credit losses totaled $323.2 million, an increase of $0.5 million when compared to $322.7 million at December 31, 2025. The allowance for credit losses for HTM securities was $0.2 million at June 30, 2026 and December 31, 2025.

•Total loans net of unearned income were $1.8 billion at June 30, 2026, a net decrease of $304.6 million from December 31, 2025. Total loans net of unearned income are reduced by the allowance for credit losses which totaled $34.3 million at June 30, 2026 and $40.8 million at December 31, 2025, respectively.

•Nonaccrual loans decreased $19.0 million to $40.6 million at June 30, 2026 compared to $59.6 million at December 31, 2025.

•At June 30, 2026, the largest 10 non-performing loan relationships comprise 78% of total non-performing assets. Additional details on the non-performing relationships are as follows:
•A $23.3 million loan relationship secured by an independent living center located in Louisiana; the loan was transferred to other real estate owned in the fourth quarter of 2025.
•A $10.8 million loan relationship secured by an assisted living center located in Texas; the loan was placed on nonaccrual in the third quarter of 2025.

•A $7.7 million loan relationship secured by commercial land development located in Texas; the loan was placed on nonaccrual in the second quarter of 2026.
•A $5.2 million loan relationship was placed on nonaccrual during the second quarter of 2025. The loan is secured by multifamily apartment complexes located in Louisiana. This loan relationship had a specific reserve of $0.8 million as of June 30, 2026.
•A $2.4 million guaranteed loan secured by livestock and farmland located in Louisiana; the loan was placed in nonaccrual in the fourth quarter of 2024.
•A $1.5 million loan secured by a hotel in Louisiana; the loan was placed on nonaccrual during the second quarter of 2026. This loan relationship had a specific reserve of $0.6 million as of June 30, 2026.
•A $1.2 million loan secured by multiple office buildings located in West Virginia; the loan was placed on nonaccrual during the second quarter of 2025.
•A $1.0 million loan secured by commercial real estate in Texas; the loan was placed on nonaccrual during the third quarter of 2024.
•A $0.8 million loan secured by a retail strip center located in Louisiana; the loan was placed on nonaccrual during the fourth quarter of 2025.
•A $0.8 million loan secured by a mobile home park located in New Mexico; the loan was transferred to other real estate owned in the second quarter of 2026.

•First Guaranty charged off $7.7 million in loan balances during the second quarter of 2026. The details of the $7.7 million in charged-off loans were as follows:
•First Guaranty charged off $5.7 million on a commercial lease relationship during the second quarter of 2026. This relationship had no remaining principal balance as of June 30, 2026. This lease was part of a relationship with an outstanding balance of $49.1 million prior to fourth quarter of 2025 charge-offs, which reduced the balance to $5.7 million.
•First Guaranty charged off $0.8 million on a commercial lease relationship during the second quarter of 2026. This relationship had no remaining principal balance as of June 30, 2026.
•First Guaranty charged off $0.7 million on a non-farm non-residential loan relationship during the second quarter of 2026. This relationship had a remaining principal balance of $0.4 million as of June 30, 2026.
•Smaller loans and overdrawn deposit accounts comprised the remaining $0.5 million of charge-offs for the second quarter of 2026.

•Special mention loan relationships totaled $186.6 million as of June 30, 2026, a decline of $142.9 million compared to December 31, 2025.

•Substandard loan relationships totaled $276.6 million as of June 30, 2026, a decline of $70.9 million compared to December 31, 2025.

•There were no doubtful loan relationships as of June 30, 2026, a decline of $9.4 million compared to December 31, 2025.

•Noninterest expense totaled $17.2 million for the second quarter 2026, $16.7 million for the first quarter 2026, $16.8 million for the fourth quarter of 2025, $30.2 million for the third quarter of 2025 (including $12.9 million of goodwill impairment), and $17.3 million for the second quarter of 2025. Full time equivalent employees totaled 333 at June 30, 2026 compared to 360 at June 30, 2025.

•Return on average assets for the three months ended June 30, 2026 and 2025 was 0.35% and (0.75)%, respectively. Return on average assets for the six months ended June 30, 2026 and 2025 was 0.31% and (0.69)%, respectively. Return on average common equity for the three months ended June 30, 2026 and 2025 was 5.95% and (14.33)%, respectively. Return on average common equity for the six months ended June 30, 2026 and 2025 was 5.24% and (13.31)% respectively. Return on average assets is calculated by dividing annualized net income by average assets. Return on average common equity is calculated by dividing annualized net income by average common equity.

•Book value per common share was $11.75 as of June 30, 2026 compared to $12.23 as of December 31, 2025. The decrease was due primarily to the changes in accumulated other comprehensive income ("AOCI") and recent issuance of new shares. AOCI is comprised of unrealized gains and losses on available for sale securities, including unrealized losses on available for sale securities at the time of transfer to held to maturity.

•First Guaranty's Board of Directors declared cash dividends of $0.01 per common share in the second quarter of 2026 and 2025. First Guaranty has paid 132 consecutive quarterly dividends as of June 30, 2026.

•First Guaranty paid preferred stock dividends of $1.2 million during the first six months of 2026 and 2025.

Recent Developments

•On July 31, 2026, First Guaranty Bank completed the sale of the Bank's Texas operations, consisting of five branches and related deposits, loans and certain other assets, to Armstrong Bank, Muskogee, Oklahoma. The transaction is expected to consist of approximately $234 million in deposits and $88 million in loans.

•As disclosed in the Current Report on Form 8-K filed with the SEC on August 7, 2026, the Bank has consented to the issuance of a Consent Order (the “Consent Order”) with the FDIC and the Louisiana Office of Financial Institutions (the “OFI”), which became effective as of August 7, 2026 (the “Effective Date”). The Bank consented to the issuance of the Consent Order without admitting or denying any charges of unsafe or unsound banking practices or violations of law. The Consent Order primarily resulted from the September 2, 2025, joint examination of the Bank conducted by the FDIC and OFI (the “2025 Exam”). In the period between that 2025 Exam and the issuance of the Consent Order, the Bank’s board of directors (the “Bank Board”) and management have taken a number of steps to address the issues identified in the Consent Order. A copy of the Consent Order is attached as an exhibit to this report, and the description of the contents of the Consent Order in this report is qualified in its entirety by reference to the full text of the Consent Order, which is incorporated herein by reference.

The Consent Order requires the Bank to undertake a number of actions and comply with certain restrictions relating primarily to board oversight, capital maintenance, classified assets, credit administration, commercial real estate (CRE) concentrations and monitoring, and dividends. These provisions are summarized in more detail below:

•The Bank Board must monitor and confirm the completion of actions taken by management to comply with the Consent Order and ensure that the Bank has sufficient policies, personnel, resources, and systems to implement and adhere to the Consent Order.

•The Bank must maintain a Tier 1 leverage capital ratio equal to or greater than 9% and a total risk-based capital ratio equal to or greater than 14%. If the Bank fails to maintain the required capital ratios, the Bank must submit a plan to the FDIC and OFI to increase Tier 1 Capital or take other measures to bring the Bank’s capital ratios to the levels required by the Consent Order.

•The Bank is restricted from extending additional credit to borrowers whose credit remains uncollected and was charged off or classified “loss” by the FDIC or OFI in the 2025 Exam, subject to certain limited exceptions.

•The Bank is restricted from extending additional credit to borrowers whose credit remains uncollected and was classified “doubtful” or “substandard” by the FDIC or OFI in the 2025 Exam, unless the Bank Board has signed a detailed written statement giving reasons why failure to extend such credit would be detrimental to the best interests of the Bank.

•Within 120 days after the Effective Date, the Bank must, to the extent it has not previously done so, eliminate from its books, by charge-off or collection (excluding through the proceeds of any loan from the Bank), all assets or portions of assets classified “loss” and 50% of the assets classified “doubtful” by the FDIC or OFI in the 2025 Exam.

•Within 60 days after the Effective Date, the Bank must submit a written plan to the FDIC and OFI to reduce the remaining assets classified “doubtful” and “substandard” in the 2025 Exam, including specified information for each classified asset with a balance of $2 million or more.

•The Bank must maintain satisfactory loan documentation practices and identify, track, correct and report to the Bank Board loan policy exceptions.

•The Bank Board must maintain a satisfactory loan review program commensurate with the Bank’s credit risk profile and commercial real estate concentration.

•Within 90 days after the Effective Date, the Bank Board must maintain and submit for approval a written plan for identifying, measuring, and monitoring the Bank’s CRE concentration.

•Within 90 days after the Effective Date, the Bank Board must implement measures to correct the weaknesses regarding CRE stress testing identified in the 2025 Exam.

•Within 90 days after the Effective Date, the Bank Board must implement measures to correct certain loan underwriting and credit administration weaknesses described in the 2025 Exam.

•So long as the Consent Order is in effect, the Bank may not pay any dividend to First Guaranty without the prior written consent of the FDIC and OFI.

•The Bank must furnish quarterly progress reports to the FDIC and OFI regarding compliance with the Consent Order.

The Consent Order will remain in effect until modified, terminated, suspended, or set aside by the FDIC and OFI.

Management and the Bank Board have been working to address the issues identified in the 2025 Exam, and will continue and expand these efforts to comply with the Consent Order. As of June 30, 2026, the Bank’s Tier 1 leverage ratio was 7.09% and its total risk-based capital ratio was 16.21%. The Bank has submitted a capital plan to the FDIC and OFI. Other than the achievement of the required Tier 1 leverage ratio, the Bank currently believes that it is in full compliance with the Consent Order as of the date hereof.

Financial Condition

Changes in Financial Condition from December 31, 2025 to June 30, 2026

Assets

Total assets at June 30, 2026 were $3.9 billion, a decrease of $183.3 million from December 31, 2025. Assets decreased primarily due to a decrease in net loans of $298.1 million and cash and cash equivalents of $64.1 million partially offset by an increase in investment securities of $214.7 million at June 30, 2026 compared to December 31, 2025.

Loans

Net loans decreased $298.1 million, or 14.7%, to $1.7 billion at June 30, 2026 from December 31, 2025. First Guaranty adopted a change in its business plan in July 2024 that focused on reducing risk in the balance sheet, including risk associated with the loan portfolio. As part of this strategy, First Guaranty has reduced loan originations, charged-off loan balances and conducted select loan sales, which have each contributed to a decline in loan balances. Non-farm non-residential loan balances decreased $158.2 million due to paydowns on the existing portfolio. Multifamily loans decreased $58.5 million primarily due to paydowns. Construction and land development loans decreased $50.5 million principally due to the conversion of existing loans to permanent financing. Commercial lease loan balances decreased $19.0 million primarily due to paydowns on the existing lease portfolio and due to the charge-off of a remaining $5.7 million balance on one lease loan relationship. First Guaranty's commercial lease portfolio generally has higher yields than commercial real estate loans but shorter average lives. Consumer and other loans decreased $11.8 million primarily due to paydowns. Commercial and industrial loans decreased $6.1 million primarily due to the sale of loans, paydowns and charge-offs. One-to-four family residential loans decreased $8.4 million primarily due to charge-offs and paydowns. Farmland loans decreased $1.3 million primarily due to seasonal activity. Agricultural loans increased $7.6 million due to seasonal activity. First Guaranty had approximately 2.1% of funded and 1.9% of unfunded commitments in our loan portfolio to businesses engaged in support or service activities for oil and gas operations. First Guaranty's hotel and hospitality portfolio totaled $121.0 million at June 30, 2026. First Guaranty had $101.0 million in loans related to our Texas markets at June 30, 2026 compared to $192.6 million at December 31, 2025. As noted above, on July 31, 2026, the Bank completed the sale of its Texas operations, including approximately $88.4 million in Texas loans as of such date. First Guaranty had $341.4 million in loans related to our Mideast markets in Kentucky and West Virginia at June 30, 2026 compared to $323.1 million at December 31, 2025. Syndicated loans at June 30, 2026 were $51.4 million, of which $22.1 million were shared national credits. Syndicated loans increased $1.1 million from $50.3 million at December 31, 2025. Syndicated loans were subsequently reduced by $23.2 million by a loan payoff in the third quarter of 2026.

As of June 30, 2026, 80.6% of our loan portfolio was secured by real estate. The largest portion of our loan portfolio, at 44.7% as of June 30, 2026, was non-farm non-residential loans secured by real estate. Approximately 56.8% of the loan portfolio was based on a floating rate tied to the prime rate, Secured Overnight Financing Rate ("SOFR"), or Treasury rates as of June 30, 2026. This amount includes loans that convert to floating rates following an initial fixed rate period, which typically ranges from one, three, or five year periods. 36.6% of the loan portfolio is scheduled to mature within five years from June 30, 2026.

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

First Guaranty has diversified its CRE portfolio across both industries and geographic location. The following is a summary of the largest CRE related loans associated with hotel and motels, office properties, apartment complexes, healthcare related properties, and properties under construction as of June 30, 2026. First Guaranty generally does not finance multi-story office buildings in major metropolitan areas. The largest CRE loan secured by a hotel or motel totaled $19.1 million. The property is a flagged hotel located in Texas. The largest CRE loan secured by an office related property totaled $20.7 million and is located in West Virginia. The largest CRE loan secured by an apartment complex totaled $22.9 million and is located in Florida. The largest healthcare related loan is a $33.5 million property secured by an assisted living center located in Alabama. The largest CRE loan under construction totaled $14.6 million for a RV resort park and is secured by a property located in Louisiana.

As of June 30, 2026, the Bank’s total exposure (including outstanding loans and commitments) to its ten largest borrower relationships represented approximately 21% of the Bank’s loan portfolio. The majority of these relationships are real estate secured. All of the loans below were on accrual status as of June 30, 2026. Below is a summary of those ten largest lending relationships:

Top 10 Large Loan Relationships
	(in thousands)
	Relationship Description	Balance	Risk Rating	No. Loans	Origination Year	Location
1	Non-Owner Occupied Commercial Real Estate	$78,336	Pass	6	2021-2023	West Virginia & Pennsylvania
2	Loan Note Purchaser	46,235	Pass	2	2026	West Virginia
3	Medical Facilities	45,302	Substandard	10	2008-2022	Louisiana
4	Apartment Complex / Hotel Property	37,430	Pass / Special Mention	2	2023	Florida
5	Assisted Living Facility	33,467	Special Mention	1	2022	Alabama
6	Owner Occupied Office Building	30,705	Substandard	2	2019-2023	Utah
7	Manufacturing Company	30,270	Substandard	8	2015-2024	Louisiana
8	Casino	23,882	Pass	10	2020-2023	Louisiana
9	Medical Facilities*	23,176	Substandard	2	2020-2021	Arkansas
10	Oil & Gas Company	22,129	Pass	7	2020-2022	West Virginia
		$370,932
*Subsequently paid off in the third quarter of 2026.

The decrease in classified assets at June 30, 2026 as compared to December 31, 2025 was due to a $70.9 million decrease in substandard loans and a $9.4 million decrease in doubtful loans. The decrease in substandard loans was primarily the result of the payoff of a $19.2 million non-farm non-residential loan relationship, a $15.1 million construction and land development loan relationship, a $14.5 million non-farm non-residential loan relationship, and a $14.3 million commercial loan relationship. The decrease in doubtful loans was driven by the sale of a $3.7 million commercial and industrial loan relationship. The Bank recorded as $1.8 million charge-off as the result of the sale. Special mention loans decreased by $142.9 million in 2026. The decrease in special mention loans was primarily the result of the upgrade of a $22.9 million multifamily loan and $15.9 million non-farm non-residential loan to pass status and the payoff of a $40.0 million multifamily loan and a $20.1 million non-farm non-residential loan relationship.

Top 10 Substandard Relationships
		June 30, 2026
	(in thousands)	Balance	Allocated Reserve	Origination Year(s)	Location
	Relationship Description
1	Medical Facilities	$45,302	$—	2008-2022	Louisiana
2	Owner Occupied Office Building	30,705	—	2023	Utah
3	Manufacturing Company	30,270	—	2015-2024	Louisiana
4	Medical Facilities*	23,176	—	2020-2021	Arkansas
5	Commercial Retail Shopping Center	13,204	—	2020-2022	Oklahoma
6	Food Processor	12,755	—	2022-2024	Ohio
7	Gas Station & Convenience Store	11,420	—	2023	Louisiana
8	Assisted Living Facility**	10,789	—	2023-2025	Texas
9	Commercial Land Development	7,723	73	2023	Texas
10	Timber & Logging	7,006	—	2022-2024	Louisiana
		$192,350	$73
*Subsequently paid off in the third quarter of 2026.
**Loan is on nonaccrual status

Top 10 Special Mention Relationships
		June 30, 2026
		Balance	Allocated Reserve	Origination Year(s)	Location
	Relationship Description
1	Assisted Living Facility	$33,467	—	2022	Alabama
2	Construction Business	20,607	—	2022-2024	Louisiana & Texas
3	Assisted Living Facility	16,602	—	2017	Louisiana
4	Recreational Park	16,465	—	2020	Louisiana
5	Land Subdivision	16,152	—	2022	Texas
6	Warehouse Facility	15,750	—	2011	Louisiana & Tennessee
7	Hotel Property	14,518	—	2023	Florida
8	Multipurpose Commercial Real Estate Building	8,884	—	2023	Louisiana
9	Multipurpose Commercial Real Estate Building	7,317	—	2021	Texas
10	Hotel Property	4,592	—	2023	Georgia
		$154,354	$—

Net loans are reduced by the allowance for credit losses which totaled $34.3 million at June 30, 2026 and $40.8 million at December 31, 2025. Loan charge-offs were $13.2 million during the first six months of 2026 and $8.0 million during the same period in 2025. Recoveries totaled $1.5 million during the first six months of 2026 and $0.4 million during the same period in 2025. The provision for credit losses totaled $5.3 million for the first six months of 2026 and $31.2 million for the same period in 2025. See Note 4 of the Notes to Consolidated Financial Statements for more information on loans and Note 5 for more information on the allowance for credit losses.

Investment Securities

Investment securities net of the allowance for credit losses at June 30, 2026 totaled $1.2 billion, an increase of $214.7 million compared to $999.3 million at December 31, 2025. The portfolio consists of both available for sale (AFS) and held to maturity securities (HTM). The securities designated as held to maturity are agency and corporate debt securities that are part of First Guaranty’s investment strategy and public funds collateralization program. We purchase securities for our investment portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk and meet pledging requirements for public funds and borrowings.

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

Our available for sale securities portfolio totaled $890.8 million at June 30, 2026, an increase of $214.2 million, or 31.7%, compared to $676.6 million at December 31, 2025. The increase was primarily due to the purchase of collateralized mortgage obligations and mortgage-backed securities.

Our held to maturity securities portfolio net of the allowance for credit losses totaled $323.2 million at June 30, 2026, an increase of $0.5 million, or 0.2%, compared to $322.7 million at December 31, 2025. The increase in carrying value was primarily attributable to the continued accretion of the fair value discount that was recognized in amortized cost at the time the securities were designated as held to maturity in 2021.

At June 30, 2026, $50.7 million, or 4.2%, of the securities portfolio was scheduled to mature in less than one year. $75.5 million, or 6.2%, of the securities portfolio, not including collateralized mortgage obligations and mortgage-backed securities, were scheduled to mature between one and five years. The majority of these securities were corporate bonds. $148.3 million, or 12.2%, of the securities portfolio, not including collateralized mortgage obligations and mortgage-backed securities, were scheduled to mature between five and ten years. Securities, not including collateralized mortgage obligations and mortgage-backed securities, with contractual maturity dates over 10 years totaled $118.4 million, or 9.8%, of the total securities portfolio at June 30, 2026. The average maturity of the securities portfolio is affected by call options that may be exercised by the issuer of the securities and are influenced by market interest rates. Prepayments of mortgages that collateralize mortgage-backed securities also affect the maturity of the securities portfolio. Based on internal forecasts as of June 30, 2026, management believes that the securities portfolio has a forecasted weighted average life of approximately 5.45 years based on the current interest rate environment. The portfolio had an estimated effective duration of 4.23 years at June 30, 2026.

There were no credit related impairment of available for sale securities during the six months ended June 30, 2026 or 2025. The allowance for credit losses for held to maturity securities was $0.2 million at June 30, 2026 and December 31, 2025.

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

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

(in thousands)	June 30, 2026	December 31, 2025
Nonaccrual loans:
Real Estate:
Construction and land development	$18,823	$9,281
Farmland	2,595	2,671
1- 4 family	7,593	9,768
Multifamily	2,215	2,278
Non-farm non-residential	7,064	24,347
Total Real Estate	38,290	48,345
Non-Real Estate:
Agricultural	1,436	2,172
Commercial and industrial	841	2,266
Commercial leases	—	6,640
Consumer and other	27	158
Total Non-Real Estate	2,304	11,236
Total nonaccrual loans	40,594	59,581

Loans 90 days and greater delinquent & accruing:
Real Estate:
Construction and land development	—	—
Farmland	—	—
1- 4 family	—	763
Multifamily	—	—
Non-farm non-residential	—	33
Total Real Estate	—	796
Non-Real Estate:
Agricultural	—	—
Commercial and industrial	—	—
Commercial leases	—	—
Consumer and other	—	—
Total Non-Real Estate	—	—
Total loans 90 days and greater delinquent & accruing	—	796

Total nonperforming loans	40,594	60,377

Real Estate Owned:
Construction and land development	1,161	8,161
Farmland	—	—
1- 4 family	897	351
Multifamily	—	—
Non-farm non-residential	27,663	26,572
Total Real Estate Owned	29,721	35,084

Total nonperforming assets	$70,315	$95,461

Nonperforming assets to total loans	3.98%	4.61%
Nonperforming assets to total assets	1.81%	2.34%
Nonperforming loans to total loans	2.30%	2.92%
Nonaccrual loans to total loans	2.30%	2.88%
Allowance for credit losses to nonaccrual loans	84.49%	68.40%
Net loan charge-offs to average loans	1.22%	3.17%

Top 10 Non-Performing Assets
		June 30, 2026
		Balance	Allocated Reserve	Origination Year	Location
	Asset Description
1	Independent Living Center OREO	$23,301	$—	2021	Louisiana
2	Assisted Living Center	10,789	—	2023-2025	Texas
3	Commercial Land Development	7,723	73	2023	Texas
4	Apartment Complex	5,181	794	2023	Louisiana
5	Farmland	2,391	—	2020	Louisiana
6	Hotel	1,522	550	2016	Louisiana
7	Commercial Building	1,175	—	2023	West Virginia
8	Commercial Real Estate	965	—	2017	Texas
9	Retail Strip Center	833	5	2016	Louisiana
10	Mobile Home Park OREO	831	—	2020	New Mexico
		$54,711	$1,422

At June 30, 2026, nonperforming assets totaled $70.3 million, or 1.81% of total assets, compared to $95.5 million, or 2.34%, of total assets at December 31, 2025, which represented a decrease of $25.1 million, or 26.3%. The decrease in nonperforming assets occurred primarily due to a decrease in nonaccrual loans, other real estate, and in loans 90 days greater delinquent. Nonperforming loans included loans previously classified as purchase credit deteriorated following the adoption of CECL.

Nonaccrual loans decreased from $59.6 million at December 31, 2025 to $40.6 million at June 30, 2026. Nonaccrual loans included $3.6 million in loans with a government guarantee. These are structured as net loss guarantees in which up to 90% of loss exposure is covered.

At June 30, 2026, there were no loans 90 days or greater delinquent and still accruing, compared to $0.8 million at December 31, 2025.

Other real estate owned totaled $29.7 million at June 30, 2026, a decrease of $5.4 million compared to $35.1 million at December 31, 2025. Other real estate owned decreased primarily due to the sale of $7.4 million of other real estate owned comprised of a land development project in January 2026.

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

The allowance for credit losses on loans was $34.3 million, or 1.94% of total loans, and 84.5% of nonperforming loans at June 30, 2026.

A provision for credit losses of $5.3 million was made during the six months ended June 30, 2026 and $31.2 million for the same period in 2025. The provisions made during the six months ended June 30, 2025 included a $0.5 million negative provision for credit losses related to unfunded commitments. First Guaranty's unfunded commitments declined during the first six months of 2025 which resulted in a reduced liability. The provisions made were taken to provide for current credit losses and to maintain the allowance proportionate to risks inherent in the loan portfolio.

The loan portfolio factors in the first six months of 2026 that primarily affected the allocation of the allowance included the following:

•Construction and land development loans decreased $50.5 million during the first six months of 2026. The allowance increase was due to changes in the qualitative analysis of the portfolio.

•One-to-four family residential loans decreased $8.4 million during the first six months of 2026. The allowance decrease related to this portfolio was due primarily to charge-offs of the portfolio.

•Multifamily loans decreased $58.5 million during the first six months of 2026. The allowance increase related to this portfolio was due primarily to a $1.8 million increase in the allowance for loans individually evaluated.

•Non-farm non-residential loans decreased by $158.2 million during the first six months of 2026. The allowance decrease related to this portfolio was due primarily to charge-offs of the portfolio.

•Commercial and industrial loans decreased $6.1 million during the first six months of 2026. The allowance decrease related to this portfolio was due primarily to charge-offs and changes in the qualitative analysis of the portfolio.

•Commercial leases decreased $19.0 million during the first six months of 2026. The allowance increase was due to changes in the qualitative analysis of the portfolio.

•Consumer and other loans decreased $11.8 million during the first six months of 2026. The decrease in the related allowance balance was due primarily to charge-offs and changes in the qualitative analysis of the portfolio.

Other information related to the allowance for credit losses is as follows:

(in thousands)	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Loans:
Average outstanding balance	$1,936,196	$2,541,990
Balance at end of period	$1,765,210	$2,410,505

Allowance for Credit Losses:
Balance at beginning of year	$40,755	$34,811
Charge-offs	(13,184)	(8,017)
Recoveries	1,478	409
Provision	5,250	31,668
Balance at end of period	$34,299	$58,871

Deposits

Managing the mix and pricing the maturities of deposit liabilities is an important factor affecting our ability to maximize our net interest margin. The strategies used to manage interest-bearing deposit liabilities are designed to adjust as the interest rate environment changes. We regularly assess our funding needs, deposit pricing and interest rate outlooks. First Guaranty Bank uses reciprocal deposit insurance products for collateralization of deposits. In addition to reciprocal deposits, First Guaranty may periodically utilize one-way sell options under these networks that results in a drop in deposits and corresponding drop in cash, removing those assets and deposit liabilities from the balance sheet. Total deposits in the one-way sell network were $285.0 million at June 30, 2026. From December 31, 2025 to June 30, 2026, total deposits decreased $175.8 million, or 4.8%, to $3.5 billion. Noninterest-bearing demand deposits increased $0.7 million, or 0.2%, to $415.3 million at June 30, 2026. The increase in noninterest-bearing demand deposits was primarily concentrated in business noninterest-bearing demand deposits. Interest-bearing demand deposits decreased $72.3 million, or 6.2%, to $1.1 billion at June 30, 2026. The decrease in interest-bearing demand deposits was primarily concentrated in public funds interest-bearing demand deposits that were in the reciprocal deposit network. Savings deposits increased $10.5 million, or 4.9%, to $224.4 million at June 30, 2026, primarily related to increases in individual savings deposits. Time deposits decreased $114.7 million, or 6.2%, to $1.7 billion at June 30, 2026, primarily due to decreases in individual and brokered time deposits.

Management will continue to evaluate and update our product mix and related technology in its efforts to attract additional customers. We currently offer a number of deposit products that are competitively priced and designed to attract and retain customers with primary emphasis on noninterest-bearing deposits, select time deposits and other lower cost deposits.

As of June 30, 2026, the aggregate amount of outstanding certificates of deposit in amounts greater than $250,000 was approximately $154.3 million. At June 30, 2026, approximately $29.0 million of First Guaranty's certificates of deposit greater than $250,000 had a remaining term greater than one year.

Brokered deposits totaled $1.1 billion as of June 30, 2026. Brokered deposits with a maturity of one year or less totaled $284.6 million as of June 30, 2026. Brokered deposits with an early redemption call option within one year totaled $207.4 million.

The total amount of our uninsured deposits (deposits in excess of $250,000, as calculated in accordance with FDIC regulations) was estimated at $276.2 million at June 30, 2026. This total excludes public funds deposits that are collateralized by securities or FHLB letters of credit. The amount of uninsured deposits including collateralized public funds deposits was estimated at $883.6 million at June 30, 2026.

The following table sets forth the distribution of our time deposit accounts.

(in thousands)	June 30, 2026
Time deposits of less than $100,000	$1,278,600
Time deposits of $100,000 through $250,000	291,702
Time deposits of more than $250,000	154,272
Total Time Deposits	$1,724,574

The following table sets forth the maturity of the time deposits greater than $250,000 at June 30, 2026.

(in thousands)	June 30, 2026
Three months or less	$43,320
Three to six months	40,510
Six months to one year	41,406
One to three years	27,561
More than three years	1,475
Total Time Deposits greater than $250,000	$154,272

Public funds deposits totaled $938.2 million at June 30, 2026 and $927.2 million at December 31, 2025. Public funds time deposits totaled $76.7 million at June 30, 2026 compared to $78.7 million at December 31, 2025. First Guaranty has developed a program for the retention and management of public funds deposits. Since the end of 2012, First Guaranty has maintained public funds deposits in excess of $400.0 million. These deposits are from public entities such as school districts, hospital districts, sheriff departments and municipalities. The majority of these funds are under fiscal agency agreements with terms of three years or less. Deposits under fiscal agency agreements are generally stable but public entities may maintain the ability to negotiate term deposits on a specific basis including with other financial institutions. These deposits generally have stable balances as we maintain both operating accounts and time deposits for these entities. There is a seasonal component to public deposit levels associated with annual tax collections. Public funds will increase at the end of the year and during the first quarter. In addition to seasonal fluctuations, there are monthly fluctuations associated with internal payroll and short-term tax collection accounts for our public funds deposit accounts. Public funds deposit accounts are collateralized by FHLB letters of credit, by expanded reciprocal deposit insurance programs, by Louisiana municipal bonds and by eligible government and government agency securities such as those issued by the FHLB, FFCB, Fannie Mae, and Freddie Mac. First Guaranty intends to grow the proportion of its public funds portfolio that is collateralized by reciprocal deposit insurance as an alternative to pledging securities or utilizing FHLB letters of credit. First Guaranty initiated this strategy to invest these deposits more efficiently in higher yielding loans to improve the net interest margin and earnings. Total public funds collateralized by reciprocal deposit insurance programs decreased to $512.7 million at June 30, 2026 compared to $602.2 million at December 31, 2025.

The following table sets forth public funds as a percent of total deposits.

(in thousands except for %)	June 30, 2026	December 31, 2025
Public Funds:
Noninterest-bearing Demand	$4,698	$4,091
Interest-bearing Demand	834,407	826,099
Savings	22,377	18,275
Time	76,698	78,722
Total Public Funds	$938,180	$927,187
Total Deposits	$3,457,052	$3,632,877
Total Public Funds as a percent of Total Deposits	27.1%	25.5%

Borrowings

First Guaranty maintains borrowing relationships with other financial institutions as well as the Federal Home Loan Bank on a short and long-term basis to meet liquidity needs. First Guaranty had $7.2 million in short-term borrowings outstanding at June 30, 2026 and $7.1 million at December 31, 2025. The short-term borrowings at June 30, 2026 and December 31, 2025 were comprised of repurchase agreements.

First Guaranty had long-term borrowings from the FHLB that totaled $135.0 million at June 30, 2026 and December 31, 2025. First Guaranty converted previous short-term floating rate borrowings from the FHLB into long-term lower fixed rate borrowings in order to reduce interest expense. First Guaranty has a $100.0 million FHLB advance that matures in the second quarter of 2027, and a $35.0 million FHLB advance that matures in the third quarter of 2027.

First Guaranty had senior long-term debt totaling $14.2 million as of June 30, 2026 and December 31, 2025. In the quarter ended June 30, 2025, the parties amended the note to waive principal payments and permit quarterly interest payments in cash or common stock through March 31, 2026. On March 20, 2026, the parties extended the waiver of principal payments and the ability to make interest payments in cash or common stock through March 31, 2028.

First Guaranty had subordinated debt totaling $29.8 million at June 30, 2026 and December 31, 2025. During the quarter ended June 30, 2025, First Guaranty entered into an amendment permitting quarterly interest to be paid in cash or common stock through March 31, 2026. On March 20, 2026, the parties extended the ability to make interest payments in cash or common stock through March 31, 2028.

First Guaranty had $232.3 million in Federal Home Loan Bank letters of credit as of June 30, 2026 compared to $327.2 million at December 31, 2025. Federal Home Loan Bank letters of credit are obtained primarily for collateralizing public deposits.

Total Shareholders' Equity

Total shareholders' equity increased to $227.4 million at June 30, 2026 from $226.2 million at December 31, 2025. The increase in shareholders' equity was principally the result of an increase of $4.7 million in retained earnings, an increase of $5.9 million in surplus, and an increase of $0.7 million in common stock, partially offset by an increase of $10.2 million in accumulated other comprehensive loss. The $4.7 million increase in retained earnings was primarily due to net income of $6.2 million during the six months ended June 30, 2026, partially offset by $0.3 million in cash dividends paid on shares of our common stock and $1.2 million in cash dividends paid on shares of our preferred stock. The $5.9 million increase in surplus and $0.7 million increase in common stock was primarily due to the issuance of common stock under private placement during the first six months of 2026, and common stock issued as payment-in-kind for interest on senior long-term and subordinated debt. The increase in accumulated other comprehensive loss was primarily attributed to the increase in unrealized losses on available for sale securities during the six months ended June 30, 2026.

Results of Operations for the Second Quarter and Six Months Ended June 30, 2026 and 2025

Performance Summary

Three months ended June 30, 2026 compared to the three months ended June 30, 2025. Net income for the three months ended June 30, 2026 was $3.4 million, an increase of $10.7 million, from net loss of $7.3 million for the three months ended June 30, 2025. The increase in net income for the three months ended June 30, 2026 as compared to the prior year period was primarily the result of a decrease in the provision to the credit allowance. Income per common share for the three months ended June 30, 2026 was $0.17 per common share, an increase of $0.78 per common share from $(0.61) per common share for the three months ended June 30, 2025.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025. Net income for the six months ended June 30, 2026 was $6.2 million, an increase of $19.6 million, from net loss of $13.5 million for the six months ended June 30, 2025. The increase in net income for the six months ended June 30, 2026 as compared to the prior year period was primarily the result of a decrease in the provision to the credit allowance. Income per common share for the six months ended June 30, 2026 was $0.31 per common share, an increase of $1.46 per common share from $(1.15) per common share for the six months ended June 30, 2025.

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

Three months ended June 30, 2026 compared to the three months ended June 30, 2025. Net interest income for the three months ended June 30, 2026 and 2025 was $22.3 million and $22.2 million, respectively. The increase in net interest income for the three months ended June 30, 2026 as compared to the prior year period was primarily due to a decrease in the average rate of our total interest-bearing liabilities, partially offset by a decrease in the average yield of our total interest-earning assets, a decrease in the average balance of our total interest-earning assets and an increase in the average balance of our total interest-bearing liabilities. The average rate of our total interest-bearing liabilities decreased by 40 basis points to 3.60% for the three months ended June 30, 2026 from 4.00% for the three months ended June 30, 2025. The primary source of the decrease in liabilities cost was associated with the repricing of interest bearing demand deposits for public funds that are primarily indexed to Treasury rates. The average yield of our interest-earning assets decreased by 26 basis points to 5.46% for the three months ended June 30, 2026 from 5.72% for the three months ended June 30, 2025 primarily due to a lower yield on interest-earning deposits with banks. For the three months ended June 30, 2026, the average balance of our total interest-earning assets decreased by $42.5 million to $3.8 billion due to the decrease in the average balance on loans. For the three months ended June 30, 2026, the average balance of our total interest-bearing liabilities increased by $12.0 million to $3.2 billion primarily due to growth in time deposits. As a result, our net interest rate spread increased 14 basis points to 1.86% for the three months ended June 30, 2026 from 1.72% for the three months ended June 30, 2025. Our net interest margin increased 3 basis points to 2.37% for the three months ended June 30, 2026 from 2.34% for the three months ended June 30, 2025.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025. Net interest income for the six months ended June 30, 2026 and 2025 was $43.0 million and $44.5 million, respectively. The decrease in net interest income for the six months ended June 30, 2026 as compared to the prior year period was primarily due to an increase in the average balance of our total interest-bearing liabilities and a decrease in the average yield of our total interest-earning assets, partially offset by a decrease in the average rate of our interest-bearing liabilities and an increase in the average balance of our total interest-earning assets. For the six months ended June 30, 2026, the average balance of our total interest-bearing liabilities increased by $131.8 million to $3.4 billion primarily due to growth in interest-bearing time deposits. The average yield of our interest-earning assets decreased by 40 basis points to 5.34% for the six months ended June 30, 2026 from 5.74% for the six months ended June 30, 2025 primarily due to a lower yield on interest-earning deposits with banks. The average rate of our total interest-bearing liabilities decreased by 38 basis points to 3.63% for the six months ended June 30, 2026 from 4.01% for the six months ended June 30, 2025. The primary source of the decrease in liabilities cost was associated with the repricing of interest bearing demand deposits for public funds that are primarily indexed to Treasury rates. For the six months ended June 30, 2026, the average balance of our total interest-earning assets increased by $90.5 million to $3.9 billion due to growth in the securities portfolio and an increase in interest-earning deposits with banks. As a result, our net interest rate spread decreased 2 basis points to 1.71% for the six months ended June 30, 2026 from 1.73% for the six months ended June 30, 2025. Our net interest margin decreased 13 basis points to 2.22% for the six months ended June 30, 2026 from 2.35% for the six months ended June 30, 2025.

Interest Income

Three months ended June 30, 2026 compared to the three months ended June 30, 2025. Interest income decreased $3.0 million, or 5.6%, to $51.3 million for the three months ended June 30, 2026 as compared to the prior year period. The decrease in interest income was attributable to a decrease in the average balance and average yield of interest-earning assets. The average balance of our interest-earning assets decreased $42.5 million to $3.8 billion for the three months ended June 30, 2026 as compared to the same period in the prior year. The average yield of interest-earning assets decreased by 26 basis points to 5.46% for the three months ended June 30, 2026 compared to 5.72% for the three months ended June 30, 2025.

Interest income on securities increased $6.3 million to $12.1 million for the three months ended June 30, 2026 as compared to the prior year period primarily as a result of an increase in average balance and average yield of securities. The average balance of securities increased $572.2 million to $1.2 billion for the three months ended June 30, 2026 from $671.1 million for the three months ended June 30, 2025 primarily due to a increase in the average balance of our mortgage-backed securities and collateralized mortgage obligations securities portfolio compared to the prior year. The average yield on securities increased 45 basis points to 3.91% for the three months ended June 30, 2026 compared to 3.46% for the three months ended June 30, 2025 due to the increase in higher yielding securities.

Interest income on loans decreased $7.9 million or 19.3%, to $33.1 million for the three months ended June 30, 2026 as compared to the prior year period as a result of a decrease in the average balance of loans. The average balance of loans (excluding loans held for sale) decreased by $595.3 million to $1.9 billion for the three months ended June 30, 2026 from $2.5 billion for the three months ended June 30, 2025 largely as a result of loan sales and payoffs on the portfolio. This was partially offset by an increase in the average yield on loans (excluding loans held for sale) of 43 basis points to 7.12% for the three months ended June 30, 2026 from 6.69% for the three months ended June 30, 2025.

Interest income on interest-earning deposits with banks decreased $1.4 million to $6.1 million for the three months ended June 30, 2026 as compared to the prior year period as a result of a decrease in the average balance and average yield of interest-bearing deposits with banks. The average balance of interest-bearing deposits with banks decreased $19.4 million to $657.1 million for the three months ended June 30, 2026 from $676.5 million for the three months ended June 30, 2025. The yield on interest-earning deposits decreased 74 basis points to 3.71% for the three months ended June 30, 2026 from 4.45% for the three months ended June 30, 2025.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025. Interest income decreased $5.2 million, or 4.81%, to $103.6 million for the six months ended June 30, 2026 as compared to the prior year period. The decrease in interest income was attributable to a decrease in the average yield of interest-earning assets, partially offset by an increase in the average balance of interest-bearing assets. The average yield of interest-earning assets decreased by 40 basis points to 5.34% for the six months ended June 30, 2026 compared to 5.74% for the six months ended June 30, 2025. The average balance of our interest-earning assets increased $90.5 million to $3.9 billion for the six months ended June 30, 2026 as compared to the same period in the prior year.

Interest income on securities increased $11.2 million to $22.5 million for the six months ended June 30, 2026 as compared to the prior year period primarily as a result of an increase in average balance and average yield of securities. The average balance of securities increased $509.7 million to $1.2 billion for the six months ended June 30, 2026 from $664.4 million for the six months ended June 30, 2025 primarily due to a increase in the average balance of our mortgage-backed securities and collateralized mortgage obligations securities portfolio compared to the prior year. The average yield on securities increased 43 basis points to 3.86% for the six months ended June 30, 2026 compared to 3.43% for the six months ended June 30, 2025 due to the increase in higher yielding securities.

Interest income on loans decreased $17.6 million or 20.97%, to $66.4 million for the six months ended June 30, 2026 as compared to the prior year period as a result of a decrease in the average balance of loans. The average balance of loans (excluding loans held for sale) decreased by $605.8 million to $1.9 billion for the six months ended June 30, 2026 from $2.5 billion for the six months ended June 30, 2025 largely as a result of loan sales and payoffs on the portfolio. This was partially offset by an increase in the average yield on loans (excluding loans held for sale) of 25 basis points to 6.91% for the six months ended June 30, 2026 from 6.66% for the six months ended June 30, 2025.

Interest income on interest-earning deposits with banks increased $1.2 million to $14.7 million for the six months ended June 30, 2026 as compared to the prior year period as a result of an increase in the average balance of interest-bearing deposits with banks, partially offset by a decrease in the average yield of interest-bearing deposits with banks. The average balance of interest-bearing deposits with banks increased 188,249 to $800.6 million for the six months ended June 30, 2026 from $612.3 million for the six months ended June 30, 2025. The yield on interest-earning deposits decreased 74 basis points to 3.71% for the six months ended June 30, 2026 from 4.45% for the six months ended June 30, 2025.

Interest Expense

Three months ended June 30, 2026 compared to the three months ended June 30, 2025. Interest expense decreased $3.1 million, or 9.6%, to $29.0 million for the three months ended June 30, 2026 from $32.1 million for the three months ended June 30, 2025 due primarily to a decrease on the average rate of interest-bearing liabilities, partially offset by an increase in the average balance of interest-bearing liabilities. The average balance of interest-bearing liabilities increased by $12.0 million during the three months ended June 30, 2026 to $3.2 billion as compared to the prior year period. This increase was a result of a $353.3 million increase in the average balance of time deposits, partially offset by a $302.8 million decrease in the average balance of interest-bearing demand deposits, a $24.2 million decrease in the average balance of savings deposits, and a $14.3 million decrease in the average balance of borrowings. The average rate of interest-bearing demand deposits was 3.11% for the three months ended June 30, 2026 and 3.73% for the three months ended June 30, 2025. The decrease in market interest rates, particularly U.S. Treasury rates, contributed to the decrease in rates paid on interest-bearing demand deposits. The largest concentration of interest-bearing demand deposits is associated with public funds deposits that are primarily indexed to Treasury rates. The average rate of time deposits decreased 37 basis points during the three months ended June 30, 2026 to 3.96% as compared to the prior year period. The decrease in the average rate of time deposits was due to changes in market rates as existing time deposits repriced.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025. Interest expense decreased $3.7 million, or 5.8%, to $60.6 million for the six months ended June 30, 2026 from $64.3 million for the six months ended June 30, 2025 due primarily to a decrease on the average rate of interest-bearing liabilities, partially offset by an increase in the average balance of interest-bearing liabilities. The average balance of interest-bearing liabilities increased by $131.8 million during the six months ended June 30, 2026 to $3.4 billion as compared to the prior year period. This increase was a result of a $394.1 million increase in the average balance of time deposits, partially offset by a $224.2 million decrease in the average balance of interest-bearing demand deposits, a $23.0 million decrease in the average balance of savings deposits, and a $15.1 million decrease in the average balance of borrowings. The average rate of interest-bearing demand deposits was 3.14% for the six months ended June 30, 2026 and 3.67% for the six months ended June 30, 2025. The decrease in market interest rates, particularly U.S. Treasury rates, contributed to the decrease in rates paid on interest-bearing demand deposits. The largest concentration of interest-bearing demand deposits is associated with public funds deposits that are primarily indexed to Treasury rates. The average rate of time deposits decreased 41 basis points during the six months ended June 30, 2026 to 3.99% as compared to the prior year period. The decrease in the average rate of time deposits was due to changes in market rates as existing time deposits repriced.

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

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
(in thousands except for %)	Average Balance	Interest	Yield/Rate (5)	Average Balance	Interest	Yield/Rate (5)
Assets
Interest-earning assets:
Interest-earning deposits with banks	$657,069	$6,073	3.71%	$676,456	$7,511	4.45%
Securities (including FHLB stock)	1,243,273	12,118	3.91%	671,090	5,797	3.46%
Federal funds sold	544	—	—%	573	—	—%
Loans held for sale	—	—	—%	—	—	—%
Loans, net of unearned income(6)	1,864,702	33,090	7.12%	2,459,978	41,013	6.69%
Total interest-earning assets	3,765,588	$51,281	5.46%	3,808,097	$54,321	5.72%

Noninterest-earning assets:
Cash and due from banks	24,787			20,676
Premises and equipment, net	68,430			66,172
Other assets	44,854			22,876
Total Assets	$3,903,659			$3,917,821

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$1,064,664	$8,241	3.11%	$1,367,486	$12,708	3.73%
Savings deposits	219,383	963	1.76%	243,589	1,336	2.20%
Time deposits	1,759,634	17,395	3.96%	1,406,320	15,196	4.33%
Borrowings	186,565	2,404	5.17%	200,862	2,841	5.67%
Total interest-bearing liabilities	3,230,246	$29,003	3.60%	3,218,257	$32,081	4.00%

Noninterest-bearing liabilities:
Demand deposits	416,385			406,409
Other	31,969			39,427
Total Liabilities	3,678,600			3,664,093

Shareholders' equity	225,059			253,728
Total Liabilities and Shareholders' Equity	$3,903,659			$3,917,821
Net interest income		$22,278			$22,240

Net interest rate spread (1)			1.86%			1.72%
Net interest-earning assets (2)	$535,342			$589,840
Net interest margin (3), (4)			2.37%			2.34%

Average interest-earning assets to interest-bearing liabilities			116.57%			118.33%
(1)Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)Net interest margin represents net interest income divided by average total interest-earning assets.
(4)The tax adjusted net interest margin was 2.39% and 2.35% for the above periods ended June 30, 2026 and 2025, respectively. A 21% tax rate was used to calculate the effect on securities income from tax exempt securities for the above periods ended June 30, 2026 and 2025, respectively.
(5)Annualized.
(6)Includes loan fees of $1.2 million for the three months ended June 30, 2026 and 2025.

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(in thousands except for %)	Average Balance	Interest	Yield/Rate (5)	Average Balance	Interest	Yield/Rate (5)
Assets
Interest-earning assets:
Interest-earning deposits with banks	$800,580	$14,710	3.71%	$612,331	$13,510	4.45%
Securities (including FHLB stock)	1,174,109	22,477	3.86%	664,386	11,292	3.43%
Federal funds sold	546	—	—%	523	—	—%
Loans held for sale	—	—	—%	1,705	—	—%
Loans, net of unearned income(6)	1,936,196	66,369	6.91%	2,541,990	83,982	6.66%
Total interest-earning assets	3,911,431	$103,556	5.34%	3,820,935	$108,784	5.74%

Noninterest-earning assets:
Cash and due from banks	24,411			20,517
Premises and equipment, net	63,743			66,550
Other assets	46,862			26,847
Total Assets	$4,046,447			$3,934,849

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits	$1,146,400	$17,851	3.14%	$1,370,630	$24,912	3.67%
Savings deposits	217,272	1,909	1.77%	240,265	2,598	2.18%
Time deposits	1,817,975	35,994	3.99%	1,423,912	31,086	4.40%
Borrowings	186,351	4,835	5.23%	201,441	5,725	5.73%
Total interest-bearing liabilities	3,367,998	$60,589	3.63%	3,236,248	$64,321	4.01%

Noninterest-bearing liabilities:
Demand deposits	416,993			404,214
Other	35,461			39,679
Total Liabilities	3,820,452			3,680,141

Shareholders' equity	225,995			254,708
Total Liabilities and Shareholders' Equity	$4,046,447			$3,934,849
Net interest income		$42,967			$44,463

Net interest rate spread (1)			1.71%			1.73%
Net interest-earning assets (2)	$543,433			$584,687
Net interest margin (3), (4)			2.22%			2.35%

Average interest-earning assets to interest-bearing liabilities			116.14%			118.07%
(1)Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(2)Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)Net interest margin represents net interest income divided by average total interest-earning assets.
(4)The tax adjusted net interest margin was 2.23% and 2.35% for the above periods ended June 30, 2026 and 2025, respectively. A 21% tax rate was used to calculate the effect on securities income from tax exempt securities for the above periods ended June 30, 2026 and 2025, respectively.
(5)Annualized.
(6)Includes loan fees of $2.8 million for the six months ended June 30, 2026 and 2025.

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

For the three months ended June 30, 2026, the provision for credit losses was $2.6 million compared to $16.6 million for the same period in 2025. The decrease in the provision was primarily impacted by changes in the loan portfolio. Total charge-offs were $7.7 million for the three months ended June 30, 2026 and $1.1 million for the same period in 2025. Charge-offs for the three months ended June 30, 2026 were concentrated in one commercial lease loan relationship. Partially offsetting these charge-offs were recoveries that totaled $0.9 million for the three months ended June 30, 2026 and $0.2 million for the same period in 2025.

For the six months ended June 30, 2026, the provision for credit losses was $5.3 million compared to $31.2 million for the same period in 2025. The decrease in the provision was primarily impacted by changes in the loan portfolio. Total charge-offs were $13.2 million for the six months ended June 30, 2026 and $8.0 million for the same period in 2025. Charge-offs for the six months ended June 30, 2026 were concentrated in one commercial lease loan relationship, one commercial and industrial loan and one non-farm non-residential loan relationship secured by retail real estate. Partially offsetting these charge-offs were recoveries that totaled $1.5 million for the six months ended June 30, 2026 and $0.4 million for the same period in 2025.

We believe that the allowance is adequate to cover current expected losses in the loan portfolio given the current economic conditions, and current expected net charge-offs and nonperforming asset levels. Economic uncertainty may result in additional increases to the allowance for credit losses in future periods.
There was no provision for credit losses on AFS or HTM securities in the six months ended June 30, 2026 and 2025.
Noninterest Income

Our primary sources of recurring noninterest income are customer service fees, ATM and debit card fees, loan fees, gains on the sales of loans and available for sale securities and other service fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method.

Noninterest income totaled $1.9 million for the three months ended June 30, 2026, a decrease of $0.3 million from $2.2 million for the three months ended June 30, 2025. The decrease was primarily due to a decrease in ATM and debit card fees and service charges, commissions, and fees. Service charges, commissions and fees totaled $0.7 million for the three months ended June 30, 2026 and $0.8 million for the same period in 2025. ATM and debit card fees totaled $0.7 million for the three months ended June 30, 2026 and $0.8 million for the same period in 2025. Net gains on the sale of securities were $0 for the three months ended June 30, 2026 and 2025. Net gains on the sale of assets were $0 for the three months ended June 30, 2026 and 2025. Other noninterest income totaled $0.5 million for the three months ended June 30, 2026 and 2025.

Noninterest income totaled $4.1 million for the six months ended June 30, 2026, a decrease of $0.4 million from $4.5 million for the six months ended June 30, 2025. The decrease was primarily due to a decrease in ATM and debit card fees and service charges, commissions, and fees. Service charges, commissions and fees totaled $1.5 million for the six months ended June 30, 2026 and $1.7 million for the same period in 2025. ATM and debit card fees totaled $1.3 million for the six months ended June 30, 2026 and $1.5 million for the same period in 2025. Net gains on the sale of securities were $1,000 for the six months ended June 30, 2026 compared to $0 for the same period in 2025. Net gains on the sale of assets were $44,000 for the six months ended June 30, 2026 compared to $4,000 for the same period in 2025. Other noninterest income totaled $1.3 million for the six months ended June 30, 2026 and 2025.

Noninterest Expense

Noninterest expense totaled $17.2 million for the three months ended June 30, 2026, compared to $17.3 million for the same period in 2025. The decrease was primarily attributable to lower salaries and employee benefits expense, partially offset by increases in other real estate and regulatory assessment expenses. Salaries and employee benefits expense decreased to $7.0 million for the three months ended June 30, 2026, compared to $7.8 million for the same period in 2025. Occupancy and equipment expense was $2.4 million for the three months ended June 30, 2026, compared to $2.6 million for the same period in 2025. Other noninterest expense totaled $7.8 million for the three months ended June 30, 2026, compared to $6.8 million for the same period in 2025. Legal fees increased to $0.8 million during the three months ended June 30, 2026, compared to $0.7 million for the same period in 2025. Net costs related to other real estate and repossessions totaled $0.5 million for the three months ended June 30, 2026, compared to $24,000 for the same period in 2025, primarily due to costs associated with an independent living center that is in other real estate owned. Regulatory assessment expense increased to $1.8 million for the three months ended June 30, 2026, from $1.6 million for the same period in 2025.

Noninterest expense totaled $33.9 million for the six months ended June 30, 2026, compared to $35.3 million for the same period in 2025. The decrease was primarily attributable to lower salaries and employee benefits expense, partially offset by increases in other real estate and regulatory assessment expenses. Salaries and employee benefits expense decreased to $14.4 million for the six months ended June 30, 2026, compared to $16.3 million for the same period in 2025. Occupancy and equipment expense was $4.8 million for the six months ended June 30, 2026, compared to $5.2 million for the same period in 2025. Other noninterest expense totaled $14.7 million for the six months ended June 30, 2026, compared to $13.8 million for the same period in 2025. Legal fees decreased to $1.5 million during the six months ended June 30, 2026, compared to $1.8 million for the same period in 2025, primarily due to higher legal costs in the first six months of 2025 related to loan sales. This decrease was partially offset by higher costs associated with other real estate owned and increased regulatory assessment expense. Net costs related to other real estate and repossessions totaled $0.9 million for the six months ended June 30, 2026, compared to $74,000 for the same period in 2025, primarily due to costs associated with an independent living center that is in other real estate owned. Regulatory assessment expense increased to $3.6 million for the six months ended June 30, 2026, from $3.2 million for the same period in 2025.

The following table presents, for the periods indicated, the major categories of other noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Other noninterest expense:
Legal and professional fees	$787	$671	$1,480	$1,759
Data processing	365	349	690	686
ATM fees	344	502	702	852
Marketing and public relations	189	163	411	404
Taxes - sales, capital, and franchise	518	543	1,034	1,043
Operating supplies	39	49	111	86
Software expense and amortization	1,237	1,188	2,409	2,404
Travel and lodging	127	126	182	198
Telephone	92	104	186	195
Amortization of core deposit intangibles	174	174	348	348
Donations	86	82	153	140
Net costs from other real estate and repossessions	530	24	898	74
Regulatory assessment	1,808	1,609	3,616	3,153
Other	1,522	1,235	2,511	2,413
Total other noninterest expense	$7,818	$6,819	$14,731	$13,755
Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other non-deductible expenses and the statutory tax rate. The provision for income taxes for the three months ended June 30, 2026 was $0.9 million compared to a benefit of $2.2 million for the same period in 2025. The provision for income taxes increased due to an increase in income before income taxes. First Guaranty's statutory tax rate was 21.0% for the three months ended June 30, 2026 and 2025.

The provision for income taxes for the six months ended June 30, 2026 was $1.7 million compared to a benefit of $4.0 million for the same period in 2025. The provision for income taxes increased due to an increase in income before income taxes. First Guaranty's statutory tax rate was 21.0% for the six months ended June 30, 2026 and 2025.

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

As noted below in Part II, Item 1A Risk Factors, the issuance of the Consent Order could adversely affect the willingness of the Bank’s sources of liquidity, including depositors, the Federal Home Loan Bank, deposit placement networks, brokered deposit sources and other counterparties to provide or maintain liquidity or funding to the Bank.

First Guaranty's cash and cash equivalents totaled $781.6 million at June 30, 2026 compared to $845.7 million at December 31, 2025. Loans maturing within one year or less at June 30, 2026 totaled $381.0 million compared to $469.5 million at December 31, 2025. At June 30, 2026, time deposits maturing within one year or less totaled $765.8 million compared to $977.0 million at December 31, 2025. Time deposits maturing after one year through three years totaled $633.6 million at June 30, 2026 compared to $507.8 million at December 31, 2025. Time deposits maturing after three years totaled $325.2 million at June 30, 2026 compared to $52.2 million at December 31, 2025. First Guaranty's held to maturity ("HTM") securities portfolio at June 30, 2026 was $323.2 million, or 26.6% of the investment portfolio, compared to $322.7 million, or 32.3% at December 31, 2025. First Guaranty's available for sale ("AFS") securities portfolio was $890.8 million, or 73.4% of the investment portfolio as of June 30, 2026 compared to $676.6 million, or 67.7% of the investment portfolio at December 31, 2025. The majority of the AFS portfolio was comprised of corporate debt securities, municipal bonds, collateralized mortgage obligations and mortgage-backed securities.

First Guaranty maintained a net borrowing capacity at the Federal Home Loan Bank totaling $73.8 million and $97.5 million at June 30, 2026 and December 31, 2025, respectively with $135.0 million in FHLB advances outstanding at June 30, 2026 and December 31, 2025. The advances outstanding at June 30, 2026 and December 31, 2025 were comprised of two long-term advances that totaled $135.0 million. The change in borrowing capacity with the Federal Home Loan Bank was due to changes in the value that First Guaranty receives on pledged collateral and due to First Guaranty's usage of the line. First Guaranty has increasingly transitioned public funds deposits into reciprocal deposit programs for collateralization as an alternative to FHLB letters of credit. We also maintain federal funds lines of credit at various correspondent banks with borrowing capacity of $93.0 million as of June 30, 2026. We also have a discount window line with the Federal Reserve Bank that totaled $59.9 million at June 30, 2026 which was a decrease of $49.3 million compared to availability of $109.2 million at December 31, 2025. First Guaranty did not have any advances under this facility at June 30, 2026. Management believes there is sufficient liquidity to satisfy current operating needs.

Capital Resources

First Guaranty's capital position is reflected in shareholders' equity, subject to certain adjustments for regulatory purposes. Further, our capital base allows us to take advantage of business opportunities while maintaining the level of resources we deem appropriate to address business risks inherent in daily operations.

Total shareholders' equity increased to $227.4 million at June 30, 2026 from $226.2 million at December 31, 2025. The increase in shareholders' equity was principally the result of an increase of $4.7 million in retained earnings, an increase of $5.9 million in surplus, and an increase of $0.7 million in common stock, partially offset by an increase of $10.2 million in accumulated other comprehensive loss. The $4.7 million increase in retained earnings was primarily due to net income of $6.2 million during the six months ended June 30, 2026, partially offset by $0.3 million in cash dividends paid on shares of our common stock and $1.2 million in cash dividends paid on shares of our preferred stock. The $5.9 million increase in surplus and $0.7 million increase in common stock was primarily due to the issuance of common stock under private placement during the first six months of 2026, and common stock issued as payment-in-kind for interest on senior long-term and subordinated debt. The increase in accumulated other comprehensive loss was primarily attributed to the increase in unrealized losses on available for sale securities during the six months ended June 30, 2026.

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

In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, an institution must hold a capital conservation buffer above its minimum risk-based capital requirements. As of June 30, 2026, the Bank's capital conservation buffer was 8.21% exceeding the minimum of 2.50%. As of June 30, 2026, First Guaranty's capital conservation buffer was 6.81% exceeding the minimum of 2.50%.

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

In addition, as a result of the legislation, the federal banking agencies have developed a "Community Bank Leverage Ratio" (the ratio of a bank's Tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A "qualifying community bank" that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered "well capitalized" under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution's risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. In April 2026, the federal banking agencies finalized a rule lowering the Community Bank Leverage Ratio to 8%, effective July 1, 2026. As of June 30, 2026, the Bank has not elected to follow the Community Bank Leverage Ratio.

At June 30, 2026, First Guaranty and the Bank each satisfied the minimum numerical capital ratio thresholds to be considered well capitalized under applicable federal regulatory requirements. However, because the Consent Order requires the Bank to meet and maintain specific capital levels, the Bank may not be considered well capitalized for purposes of the prompt corrective action framework while the Consent Order remains in effect, even if its capital ratios otherwise exceed the applicable numerical thresholds. As a bank holding company, First Guaranty’s financial condition and liquidity may be adversely affected by any limitations on the Bank’s regulatory capital status, operations, dividends or funding sources. Although the Consent Order does not directly impose capital requirements on First Guaranty, the Bank’s regulatory standing may adversely affect First Guaranty’s liquidity, regulatory standing and its ability in engage in certain activities.

	"Well Capitalized Minimums"	As of June 30, 2026	As of December 31, 2025
Tier 1 Leverage Ratio
Bank	5.00%	7.09%	6.90%
Consolidated	N/A	6.22%	5.93%
Tier 1 Risk-based Capital Ratio
Bank	8.00%	14.95%	12.24%
Consolidated	6.00%	13.10%	10.52%
Total Risk-based Capital Ratio
Bank	10.00%	16.21%	13.48%
Consolidated	10.00%	15.97%	13.12%
Common Equity Tier One Capital Ratio
Bank	6.50%	14.95%	12.24%
Consolidated	N/A	11.31%	9.03%

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

The following interest sensitivity analysis is one measurement of interest rate risk. This analysis reflects the contractual maturity characteristics of assets and liabilities over various time periods. This analysis does not factor in prepayments or interest rate floors on loans which may significantly change the report. This table includes nonaccrual loans in their respective maturity periods. The gap indicates whether more assets or liabilities are subject to repricing over a given time period. The interest sensitivity analysis at June 30, 2026 illustrated below reflects a liability-sensitive position with a negative cumulative gap on a one-year basis.

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

	June 30, 2026
	Interest Sensitivity Within
(in thousands except for %)	3 Months Or Less	Over 3 Months thru 12 Months	Total One Year	Over One Year	Total
Earning Assets:
Loans (including loans held for sale)	$684,822	$296,716	$981,538	$783,672	$1,765,210
Securities (including FHLB stock)	36,043	25,100	61,143	1,163,251	1,224,394
Federal Funds Sold	546	—	546	—	546
Other earning assets	730,848	—	730,848	—	730,848
Total earning assets	$1,452,259	$321,816	$1,774,075	$1,946,923	$3,720,998

Source of Funds:
Interest-bearing accounts:
Demand deposits	$1,092,746	$—	$1,092,746	$—	$1,092,746
Savings deposits	224,436	—	224,436	—	224,436
Time deposits	291,653	474,102	765,755	958,819	1,724,574
Short-term borrowings	—	—	—	7,198	7,198
Long-term borrowings	14,214	—	14,214	135,000	149,214
Junior subordinated debt	29,835	—	29,835	—	29,835
Noninterest-bearing, net	—	—	—	492,995	492,995
Total source of funds	$1,652,884	$474,102	$2,126,986	$1,594,012	$3,720,998

Period gap	$(200,625)	$(152,286)	$(352,911)	$352,911
Cumulative gap	$(200,625)	$(352,911)	$(352,911)	$—

Cumulative gap as a percent of earning assets	(5.4)%	(9.5)%	(9.5)%

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

Item 1A. Risk Factors

Except as disclosed in the updated risk factors below and elsewhere in this report, there are no material changes during the period covered by this Report to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. In particular, please see the discussion under the in Part I Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

The Consent Order issued by the FDIC and OFI requires the Bank to devote significant resources to enhance its policies, procedures, and practices, and places additional restrictions on the Bank’s operations, and the failure to comply with any provision of the Consent Order may cause the FDIC to take further action against it.

On August 5, 2026, the Bank consented to the issuance of the Consent Order by the FDIC and the OFI. The Consent Order requires the Bank and/or the Bank Board to, among other things, maintain a Tier 1 leverage capital ratio equal to or greater than 9% and a total risk-based capital ratio equal to or greater than 14%, undertake a number of actions and comply with certain restrictions relating primarily to board oversight, capital maintenance, classified assets, credit administration, commercial real estate (CRE) concentrations and monitoring, and dividends. Because the Consent Order requires the Bank to meet and maintain specific capital levels, the Bank may not be considered “well capitalized” for purposes of the prompt corrective action framework, even if its capital ratios otherwise exceed the numerical thresholds for well capitalized status, while the Consent Order remains in effect. In addition, the Bank’s ability to accept, renew or roll over brokered deposits, including certain deposits obtained through deposit placement networks, may be limited. The issuance of the Consent Order could adversely affect the willingness of depositors, the FHLB, deposit placement networks, brokered deposit sources and other counterparties to provide or maintain liquidity or funding to the Bank, which could adversely affect the Bank’s liquidity, funding costs, financial condition and results of operations.

The Consent Order also restricts the Bank’s ability to pay dividends without the prior written consent of the FDIC and OFI, which could adversely affect First Guaranty’s liquidity and ability to pay dividends on its preferred or common stock or meet its other obligations. The Consent Order may also require the Bank to charge off, collect or reduce classified assets, limit additional extensions of credit to certain classified borrowers, and implement or enhance policies, procedures, monitoring and reporting related to loan administration, loan review, CRE concentrations, underwriting and credit administration. These requirements are expected to result in increased compliance, consulting, legal and other noninterest expenses, require significant management and board attention, and may adversely affect the Bank’s operations, financial condition and results of operations. The Bank’s regulatory status may also adversely affect First Guaranty’s regulatory standing, liquidity, and its ability in engage certain activities.

First Guaranty's management and board of directors have devoted and expect to continue to devote considerable time, attention, and resources on developing, implementing, and monitoring corrective actions to comply with the terms of the Consent Order.

There is no guarantee that First Guaranty will ultimately address the FDIC’s and OFI’s concerns and comply with all of the terms of the Consent Order. Issuance of the Consent Order does not preclude further government action, including the assessment of civil money penalties or other enforcement actions, if the FDIC and/or the OFI determine that the Bank has continued, or has failed to correct, the practices and/or violations described in the Consent Order or that the Bank otherwise is violating or has violated the Consent Order.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)On April 30, 2026, First Guaranty issued an aggregate of 436,204 shares of its common stock, $1.00 par value per share (the “Common Stock”), for aggregate offering proceeds of $4.0 million. These shares were issued in a private placement, with the proceeds used for general corporate purposes, including to support continued growth and to enhance regulatory capital ratios. On June 30, 2026, First Guaranty issued an aggregate of 74,846 shares of its common stock, $1.00 par value per share (the “Common Stock”), as payment-in-kind in lieu of interest payments pursuant to that certain Promissory Note, dated as of March 20, 2026, by and between First Guaranty Bancshares, Inc. and Smith & Tate Investment, L.L.C. (the “Promissory Note Amendment”), and that certain Second Amendment to the First Guaranty Bancshares, Inc. Floating Rate Subordinated Note due March 28, 2034, dated as of March 20, 2026, by and between First Guaranty and Smith & Tate Investment, L.L.C. (the “Subordinated Note Amendment”). First Guaranty did not receive any proceeds of the payment-in-kind issuance. These issuances of common stock by First Guaranty were made to “accredited investors” in reliance upon the exemptions from registration available under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D.

(b)Not applicable.

(c)Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)Not applicable.

(b)Not applicable.

(c)During the three months ended June 30, 2026, no First Guaranty officer or director adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading agreement", as each term is defined in Item 408(a) of Regulation S-K.

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

4.7	Form of Depositary Receipt representing Depositary Shares (11)
10.1	Consent Order issued by the FDIC and OFI, effective as of August 7, 2026 (13)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.INS	XBRL Instance Document.

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
(13)Incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed by First Guaranty Bancshares, Inc. with the Securities and Exchange Commission on August 7, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, First Guaranty has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST GUARANTY BANCSHARES, INC.

Date: August 14, 2026	By: /s/ Michael R. Mineer
Michael R. Mineer
President and Chief Executive Officer
Principal Executive Officer

Date: August 14, 2026	By: /s/ Eric J. Dosch
Eric J. Dosch
Chief Financial Officer, Secretary and Treasurer
Principal Financial Officer